Form 10-Q
period 1996-03-31
KIMCO REALTY CORP
filed 1996-05-06
CIK 879101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number    1-10899

                           Kimco Realty Corporation
            (Exact name of registrant as specified in its charter)

                   Maryland                             13-2744380
          (State or other jurisdiction               (I.R.S. Employer
        of incorporation or organization)           Identification No)

               3333 New Hyde Park Road, New Hyde Park, NY 11042
              (Address of principal executive offices - Zip Code)

                                 (516)869-9000
             (Registrant's telephone number, including area code)


            (Former name, former address and former fiscal year, if
                          changed since last report)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                No ____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         36,060,594 shares outstanding as of April 30, 1996.

                                     PART I

                             FINANCIAL INFORMATION

Item 1.  Financial Statements

        Condensed Consolidated Balance Sheets as of March 31, 1996 and December
              31, 1995.

        Condensed Consolidated Statements of Income for the Three Months Ended
              March 31, 1996 and 1995.

        Condensed Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 1996 and 1995.

        Notes to Condensed Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto. These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

Results of Operations

Revenues from rental property increased $7.2 million or 20.9% to $41.7 million for the three months ended March 31, 1996, as compared with $34.5 million for the corresponding quarter ended March 31, 1995. This net increase is primarily attributable to (i) property acquisitions during the first quarter of 1996 (19 properties) and throughout calendar year 1995 (18 properties), and (ii) new leasing and re-tenanting within the portfolio at improved rental rates.

Rental property expenses, including depreciation and amortization, increased $3.8 million or 17.4% to $25.4 million for the three months ended March 31, 1996, as compared with $21.6 million for the corresponding quarter ended March 31, 1995. Real estate taxes, operating and maintenance and depreciation and amortization charges contributed significantly to this net increase in rental property expenses (increasing $3.1 million, or 20.6%, for the three months ended March 31, 1996, as compared with the corresponding period in the preceding year), primarily due to property acquisitions, renovations within the existing portfolio and increased snow removal costs. Interest expense increased $.7 million or 10.6% for the quarter ended March 31, 1996, as compared to the corresponding period in the previous year, reflecting higher outstanding borrowings during 1996 as compared with 1995.

During July 1995, certain subsidiaries of the Company obtained interests in 60 retail store leases relating to the anchor store premises in neighborhood and community shopping centers. These premises have been substantially sublet to retailers which lease the stores pursuant to net lease agreements. Income from the investment in retail store leases for the quarter ended March 31, 1996 was $.9 million.

Net income for the three months ended March 31, 1996 and 1995, was $15.9 million and $12.0 million, respectively. This represents an increase of $.06 per share. This improvement is primarily attributable to both property acquisitions and increased leasing activity which strengthened operating profitability.

Liquidity and Capital Resources

Since the Company's initial public stock offering in November 1991, the Company has completed additional offerings of its public unsecured debt and equity raising in the aggregate in excess of $850 million for the purposes of repaying secured indebtedness, acquiring neighborhood and community shopping centers and for expanding and improving properties in the portfolio. Management believes the public debt and equity markets will be the Company's principal source of capital for the future. A $100 million, unsecured revolving credit facility established in June 1994, which is scheduled to expire in June 1998, replaced the Company's $50 million secured acquisition line and has made available funds to both finance the purchase of properties and meet any short-term working capital requirements. The Company has also implemented a $150 million medium-term notes program pursuant to which it may from time to time offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions and redevelopment costs and (ii) better managing the Company's debt maturities, including its mortgage maturities beginning in 1996.

In connection with its intention to continue to qualify as a REIT for Federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows which are expected to increase due to property acquisitions and growth in rental revenues in the existing portfolio and from other sources. Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties as suitable opportunities arise, and such other factors as the Board of Directors considers appropriate.

It is management's intention that the Company continually have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financing in a manner consistent with its intention to operate with a conservative debt capitalization policy.

The Company anticipates that adequate cash will be available from operations to fund its operating and administrative expenses, regular debt service obligations and the payment of dividends in accordance with REIT requirements in both the short-term and long-term.

Effects of Inflation

Substantially all of the Company's leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rents based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of the Company's leases are for terms of less than 10 years, which permits the Company to seek to increase rents to market rates upon renewal. Most of the Company's leases require the tenant to pay an allocable share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. The Company periodically evaluates its exposure to short-term interest rates and will, from time to time, enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate loans.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            March 31,      December 31,
                                                                              1996             1995
                                                                          -------------    -------------
Assets:
  Real estate, net of accumulated depreciation
    of $162,105,746 and $156,131,718(Notes 3 and 4)                       $ 838,535,015    $ 776,258,543
  Investment in retail store leases (Note 5)                                 21,570,102       22,127,786
  Cash and cash equivalents                                                  15,859,090       16,164,666
  Accounts and notes receivable                                              15,152,115       16,146,808
  Other assets                                                               53,869,074       53,544,331
                                                                          -------------    -------------
                                                                          $ 944,985,396    $ 884,242,134
                                                                          =============    =============
Liabilities:
  Notes payable                                                           $ 325,250,000    $ 325,250,000
  Mortgages payable                                                          63,545,833       63,972,735
  Other liabilities, including minority interests
     in partnerships                                                         52,709,226       47,868,939
                                                                          -------------    -------------
                                                                            441,505,059      437,091,674
                                                                          -------------    -------------
Stockholders' Equity (Notes 2 and 7):
  Preferred stock, $1.00 par value, authorized 1,850,000 shares
    Class A Preferred Stock, authorized 345,000 shares
      Issued and outstanding 300,000 shares                                     300,000          300,000
      Aggregate liquidation preference $75,000,000
    Class B Preferred Stock, authorized 230,000 shares
      Issued and outstanding 200,000 shares                                     200,000          200,000
      Aggregate liquidation preference $50,000,000
  Common stock, $.01 par value, authorized 50,000,000 shares
     Issued and outstanding 36,018,219 and 33,731,348                           360,182          337,313
     shares, respectively
  Paid-in capital                                                           619,209,491      562,311,822
  Cumulative distributions in excess of net income                         (115,300,178)    (114,665,183)
  Notes receivable from officer stockholders                                 (1,289,158)      (1,333,492)
                                                                          -------------    -------------
                                                                            503,480,337      447,150,460
                                                                          -------------    -------------
                                                                          $ 944,985,396    $ 884,242,134
                                                                          =============    =============

                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              For the Three Months ended March 31, 1996 and 1995

                                                              1996            1995
                                                         ------------    ------------
Revenues from rental property                            $ 41,662,070    $ 34,447,776
                                                         ------------    ------------
Rental property expenses:
  Rent                                                        342,349         331,558
  Real estate taxes                                         4,677,563       4,372,108
  Interest                                                  6,864,598       6,208,520
  Operating and maintenance                                 7,022,213       4,540,511
  Depreciation and amortization                             6,449,400       6,139,243
                                                         ------------    ------------
                                                           25,356,123      21,591,940
                                                         ------------    ------------
     Income from rental property                           16,305,947      12,855,836
Income from investment in retail store leases (Note 5)        918,913            --
                                                         ------------    ------------
                                                           17,224,860      12,855,836

Management fee income                                         759,450         982,993
General and administrative expenses                        (2,420,546)     (2,112,061)
Other income (expenses), net                                  363,971         278,816
                                                         ------------    ------------
     Net income                                          $ 15,927,735    $ 12,005,584
                                                         ============    ============
     Net income applicable to common shares              $ 13,412,110    $ 10,552,459
                                                         ============    ============
     Net income  per common share (Note 6)                      $0.38           $0.32
                                                                =====           =====

                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months ended March 31, 1996 and 1995

                                                                            1996            1995
                                                                       ------------    ------------
Cash flow provided by operations                                       $ 27,122,138    $ 15,339,400
                                                                       ------------    ------------
Cash flow from investing activities:
     Acquisition of and improvements to real estate                     (68,250,500)    (13,836,544)
     Investment in marketable securities                                       --          (903,156)
     Proceeds from disposition of real estate                                  --         4,975,582
     Construction advance to real estate joint venture                         --        (1,723,505)
                                                                       ------------    ------------
           Net cash flow used for investing activities                  (68,250,500)    (11,487,623)
                                                                       ------------    ------------
Cash flow from financing activities:
    Principal payments on debt, excluding
       normal amortization of rental
       property debt                                                           --       (20,812,150)
    Principal payments on rental property
       debt, net                                                           (426,902)       (386,817)
    Change in notes payable                                                    --       (34,200,000)
    Dividends paid                                                      (15,670,850)    (12,303,125)
    Proceeds from issuance of stock                                      56,920,538      69,768,842
                                                                       ------------    ------------
            Net cash flow provided by financing activities               40,822,786       2,066,750
                                                                       ------------    ------------
          Change in cash and cash equivalents                              (305,576)      5,918,527

Cash and cash equivalents, beginning of period                           16,164,666      10,944,226
                                                                       ------------    ------------
Cash and cash equivalents, end of period                               $ 15,859,090    $ 16,862,753
                                                                       ============    ============
Interest paid during the period                                        $  4,512,109    $  4,819,231
                                                                       ============    ============
Supplemental schedule of noncash investing/ financing activity:
    Acquisition of real estate interests by issuance of common stock
     and assumption of debt                                                    --      $ 38,714,717
                                                                       ============    ============
    Declaration of dividends paid in succeeding period                 $ 15,109,605    $ 12,078,600
                                                                       ============    ============

                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES

                              NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

              The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation (the "Company"), its subsidiaries, all of which are wholly-owned, and all majority-owned partnerships. The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K.

2. Public Stock Offering

              On February 2, 1996, the Company completed a primary public stock offering of 2,200,000 shares of Common Stock at $26.50 per share. The proceeds from this sale of Common Stock, net of related transaction costs of approximately $3.4 million, totaling approximately $55.0 million, have been used primarily for the acquisition of neighborhood and community shopping centers.

3. Sale-Leaseback Transactions

              During January 1996, the Company entered into two sale-leaseback transactions pursuant to which it acquired fee title to 16 retail properties located in Texas, Iowa, Oklahoma, Illinois and Kansas for a purchase price of $40 million. Simultaneously, the Company executed two long-term net leases covering the 16 locations pursuant to which the seller/tenant may remain in occupancy and continue to conduct business in these premises.

4. Property Acquisitions

              During the three months ended March 31, 1996, the Company acquired 3 shopping center properties in Kissimmee and Orlando, FL and Durham, NC through separate transactions for an aggregate purchase price of approximately $18.8 million.

5. Investment in Retail Store Leases

              During July 1995, certain subsidiaries of the Company obtained interests in 60 retail store leases relating to approximately 5.4 million square feet of anchor store premises in neighborhood and community shopping centers for an aggregate price of approximately $23 million. These premises have been substantially sublet to retailers which lease the stores pursuant to net lease agreements. Income from the investment in these retail store leases for the quarter ended March 31, 1996 was approximately $.9 million. This amount represents sublease revenues of approximately $5.1 million less related expenses of $3.6 million and an amount which, in management's estimation, reasonably provides for the recovery of the $23 million investment over a ten-year period.

6. Net Income Per Common Share

              Net income per common share is based upon weighted average numbers of common shares outstanding of 35,224,170 and 32,607,072 for the three months ended March 31, 1996 and 1995, respectively.

7. Subsequent Event:

              On April 10, 1996, the Company completed a public offering of 4,000,000 Depositary Shares (the "Class C Depositary Shares") at $25.00 per share, each such Class C Depositary Share representing 1/10 of a share of the Company's 8-3/8% Class C Cumulative Redeemable Preferred Stock (the "Class C Preferred Stock"), par value $1.00 per share. The cash proceeds to the Company, net of related transaction costs of approximately $3.4 million, totaling approximately $96.6 million, will be used for general corporate purposes, including the acquisition of interests in neighborhood and community shopping centers, and the redevelopment, expansion and improvement of properties in the Company's portfolio.

              Dividends on the Class C Depositary Shares are cumulative and payable quarterly in arrears at the rate of 8-3/8% per annum based on the $25 per share initial offering price, or $2.0938 per share. The Class C Depositary Shares are redeemable for cash, in whole or in part, on or after April 15, 2001 at the option of the Company at a redemption price of $25 per share, plus any accrued and unpaid dividends thereon. The redemption price of the Class C Preferred Stock may be paid solely from the sale proceeds of other capital stock of the Company, which may include other classes or series of preferred stock. The Class C Depositary Shares are not convertible or exchangeable for any other property or securities of the Company. The Class C Preferred Stock (represented by the Class C Depositary Shares outstanding) ranks pari passu with the Company's 7-3/4% Class A Cumulative Redeemable Preferred Stock and 8-1/2% Class B Cumulative Redeemable Preferred Stock as to voting rights, priority for receiving dividends and liquidation preferences.

8. Pro Forma Financial Information

              As discussed in Note 4, the Company and certain of its subsidiaries acquired interests in shopping center properties during the three months ended March 31, 1996. The pro forma financial information set forth below is based upon the Company's historical, Consolidated Statement of Income for the year ended December 31, 1995, and the Condensed Consolidated Statement of Income for the three months ended March 31, 1996, adjusted to give effect to these transactions as of January 1, 1995.

              The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred as of January 1, 1995, nor does it purport to represent the results of future operations. (Amounts presented in millions, except per share figures.)

                                            1996     1995
                                            -----   ------
       Revenues from rental property        $42.2   $146.0
       Net income                           $16.2    $53.6
       Net income per common share           $.39    $1.38

                                    PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings

             The Company is not presently involved in any litigation, nor to its knowledge is any litigation threatened against the Company or its subsidiaries that, in management's opinion, would result in any material adverse effect on the Company's ownership, management or operation of its properties, or which is not covered by the Company's liability insurance.

Item 2.   Changes in Securities

             None

Item 3.  Defaults upon Senior Securities

             None.

Item 4.  Submission of Matters to a Vote of Security Holders.

             None.

Item 5.  Other Information

             Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

             Exhibits -

             None

             Form 8-K -

             A Current Report on Form 8-K was filed by the Company on January 25, 1996, to disclose that certain subsidiaries of the Company were acquiring fee title to 16 retail properties comprising 1.6 million square feet of gross leasable area located in 5 states from a family value department store operator for a purchase price of $40 million. Simultaneously, the Company's subsidiaries were to execute two long-term net leases covering all 16 properties pursuant to which this seller/tenant may remain in occupancy and continue to conduct business in these premises. This transaction was completed in January 1996.

                                  SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KIMCO REALTY CORPORATION

  05/6/96                           s/s Milton Cooper
  (Date)                            Milton Cooper
                                    Chairman of the Board

  05/6/96                           s/s Louis J. Petra
  (Date)                            Louis J. Petra
                                    Chief Financial Officer