Form 10-Q
period 1996-06-30
KIMCO REALTY CORP
filed 1996-08-14
CIK 879101

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549
                             Form 10Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

                          (516) 869-9000
       (Registrant's telephone number, including area code)


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

Yes  X   No ___

               APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

      36,148,757 shares outstanding as of
            July 31, 1996.


                                1 of 11

                                 PART I

                          FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Financial Statements -
             Condensed Consolidated Balance Sheets as of
               June 30, 1996 and December 31, 1995.

             Condensed Consolidated Statements of Income for the Three
               Months and Six Months Ended June 30, 1996 and 1995.

             Condensed Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 1996 and 1995.

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

Results of Operations

Revenues from rental property increased $6.0 million or 16.4% to $42.4 million for the three months ended June 30, 1996, as compared with $36.4 million for the corresponding quarter ended June 30, 1995. Similarly, revenues from rental property increased $13.2 million or 18.6% to $84.1 million for the six months ended June 30, 1996, as compared with $70.9 million for the corresponding six-month period ended June 30, 1995. These net increases are primarily attributable to (i) property acquisitions during the six months ended June 30, 1996 (21 properties) and throughout calendar year 1995 (18 properties), and (ii) new leasing and re-tenanting within the portfolio at improved rental rates.

Rental property expenses, including depreciation and amortization, increased $2.3 million or 10.3% to $24.7 million for the three months ended June 30, 1996, as compared with $22.4 million for the corresponding quarter ended June 30, 1995. Similarly, rental property expenses increased $6.1 million or 13.8% to $50.0 million for the six months ended June 30, 1996, as compared with $43.9 million for the six month period ended June 30, 1995. Real estate taxes, operating and maintenance and depreciation and amortization charges contributed significantly to this net increase in rental property expenses (increasing $1.9 million and $5.0 million, or 12.4% and 16.4%, respectively, for the three and six month periods ended June 30, 1996, as compared with the corresponding periods in the preceding year), primarily due to property acquisitions, renovations within the existing portfolio and increased snow removal costs. Interest expense increased $.3 million or 5.3% and $1.0 million or 7.9% for the three and six month periods ended June 30, 1996, respectively, as compared with the corresponding periods in the preceding year, reflecting higher outstanding borrowings during 1996 as compared with the corresponding periods in 1995.

During July 1995, certain subsidiaries of the Company obtained interests in various retail store leases relating to the anchor store premises in neighborhood and community shopping centers. These premises have been substantially sublet to retailers which lease the stores pursuant to net lease agreements. Income from the investment in retail store leases for the three and six months ended June 30, 1996 was $.9 million and $1.8 million, respectively.

Other income (expenses), net for the three and six months ended June 30, 1996 increased $1.0 million and $1.1 million, respectively, as compared with the corresponding periods in the preceding year, as the 1996 amounts include interest earned on funds raised through public equity offerings and held in short-term income producing investments pending the acquisition of neighborhood and community shopping center properties.

Net income for the three and six months ended June 30, 1996 was $18.4 million, and $34.4 million, respectively. Net income for the three and six months ended June 30, 1995 was $12.9 million and $24.9 million, respectively. Net income improved $.04 and $.10 per share for the three and six month periods ended June 30, 1996, respectively, as compared with the corresponding periods in the preceding year, primarily due to property acquisitions, the investment in retail store leases and increased leasing activity which strengthened operating profitability.

Liquidity and Capital Resources

Since the Company's initial public stock offering in November 1991, the Company has completed additional offerings of its public unsecured debt and equity raising in the aggregate in excess of $850 million for the purposes of acquiring interests in neighborhood and community shopping center properties, repaying secured indebtedness and for expanding and improving properties in the portfolio. Management believes the public debt and equity markets will be the Company's principal source of capital for the future. A $100 million, unsecured revolving credit facility established in June 1994, which is scheduled to expire in June 1999, has made available funds to both finance property acquisitions and meet any short-term working capital requirements. The Company has also implemented a $150 million medium-term notes program pursuant to which it may from time to time offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions and redevelopment costs and (ii) better managing the Company's debt maturities, including its mortgage maturities during 1996 and succeeding years.

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

                         KIMCO REALTY CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                      ----------------

                                                            June 30,           December 31,
                                                              1996                 1995
                                                        ---------------      ---------------
Assets:
  Real estate, net of accumulated depreciation
    of $167,809,208 and $156,131,718(Notes 3 and 4)     $   846,202,628      $   776,258,543
  Investment in retail store leases (Note 5)                 19,967,747           22,127,786
  Cash and cash equivalents                                  95,031,112           16,164,666
  Accounts and notes receivable                              15,893,826           16,146,808
  Other assets                                               53,717,236           53,544,331
                                                        ---------------      ---------------
                                                        $ 1,030,812,549      $   884,242,134
                                                        ===============      ===============
Liabilities:
  Notes payable                                         $   310,250,000      $   325,250,000
  Mortgages payable                                          63,219,142           63,972,735
  Other liabilities, including minority interests
     in partnerships                                         55,597,096           47,868,939
                                                        ---------------      ---------------
                                                            429,066,238          437,091,674
                                                        ---------------      ---------------

Stockholders' Equity (Note 2):
  Preferred stock, $1.00 par value, authorized
   930,000 shares
    Class A Preferred Stock, authorized 345,000 shares
      Issued and outstanding 300,000 shares                     300,000              300,000
      Aggregate liquidation preference $75,000,000
    Class B Preferred Stock, authorized 230,000
     shares
      Issued and outstanding 200,000 shares                     200,000              200,000
      Aggregate liquidation preference $50,000,000
    Class C Preferred Stock, authorized 460,000
     shares
      Issued and outstanding 400,000 shares                     400,000                 --
      Aggregate liquidation preference $100,000,000
  Common stock, $.01 par value, authorized
    50,000,000 shares
      Issued and outstanding 36,097,609 and
       33,731,348 shares, respectively                          360,976              337,313
  Paid-in capital                                           717,063,582          562,311,822
  Cumulative distributions in excess of net income         (115,339,562)        (114,665,183)
  Loans receivable from officer stockholders                 (1,238,685)          (1,333,492)
                                                        ---------------      ---------------
                                                            601,746,311          447,150,460
                                                        ---------------      ---------------
                                                        $ 1,030,812,549      $   884,242,134
                                                        ===============      ===============

            The accompanying notes are an integral part of these condensed consolidated financial statements.


                                 KIMCO REALTY CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                 Three Months Ended June 30,      Six Months Ended June 30,
                                                ----------------------------    ----------------------------
                                                    1996            1995            1996            1995
                                                ------------    ------------    ------------    ------------
Revenues from rental property                   $ 42,444,247    $ 36,453,666    $ 84,106,317    $ 70,901,442
                                                ------------    ------------    ------------    ------------
Rental property expenses:
  Rent                                               339,448         318,234         681,797         649,792
  Real estate taxes                                5,150,190       4,309,017       9,827,753       8,681,125
  Interest                                         6,713,770       6,374,776      13,578,368      12,583,296
  Operating and maintenance                        5,612,858       4,983,131      12,635,071       9,523,642
  Depreciation and amortization                    6,864,396       6,385,443      13,313,796      12,524,686
                                                ------------    ------------    ------------    ------------
                                                  24,680,662      22,370,601      50,036,785      43,962,541
                                                ------------    ------------    ------------    ------------
     Income from rental property                  17,763,585      14,083,065      34,069,532      26,938,901

Income from investment in retail store leases        900,451            --         1,819,364            --
                                                ------------    ------------    ------------    ------------
                                                  18,664,036      14,083,065      35,888,896      26,938,901

Management fee income                                987,886         696,961       1,747,336       1,679,954
General and administrative expenses               (2,520,937)     (2,180,050)     (4,941,483)     (4,292,111)
Other income (expenses), net                       1,307,698         259,529       1,671,669         538,345
                                                ------------    ------------    ------------    ------------
     Net income                                 $ 18,438,683    $ 12,859,505    $ 34,366,418    $ 24,865,089
                                                ============    ============    ============    ============
     Net income applicable to common shares     $ 14,038,683    $ 11,406,380    $ 27,450,793    $ 21,958,839
                                                ============    ============    ============    ============
     Net income per common share (Note 6)              $0.39           $0.35           $0.77           $0.67
                                                       =====           =====           =====           =====

            The accompanying notes are an integral part of these condensed consolidated financial statements.

                              KIMCO REALTY CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the Six Months ended June 30, 1996 and 1995

                                          ----------------

                                                                            1996             1995
                                                                       -------------    -------------
Cash flow provided by operations                                       $  55,660,772    $  33,908,327
                                                                       -------------    -------------
Cash flow from investing activities:
    Acquisition of and improvements to real estate                       (81,621,575)     (44,968,023)
    Investment in marketable securities                                   (2,361,001)      (1,149,495)
    Proceeds from disposition of real estate                                    --          4,975,582
    Construction advance to real estate joint venture                           --          6,794,928
                                                                       -------------    -------------
           Net cash flow used for investing activities                   (83,982,576)     (34,347,008)
                                                                       -------------    -------------
Cash flow from financing activities:
    Principal payments on debt, excluding
       normal amortization of rental
       property debt                                                            --        (24,210,728)
    Principal payments on rental property
       debt, net                                                            (753,593)        (638,074)
    Change in notes payable                                              (15,000,000)     (18,950,000)
    Dividends paid                                                       (32,233,580)     (25,834,850)
    Proceeds from issuance of stock                                      155,175,423       71,018,831
                                                                       -------------    -------------
           Net cash flow provided by financing activities                107,188,250        1,385,179
                                                                       -------------    -------------
          Change in cash and cash
            equivalents                                                   78,866,446          946,498
Cash and cash equivalents, beginning of period                            16,164,666       10,944,226
                                                                       -------------    -------------
Cash and cash equivalents, end of period                               $  95,031,112    $  11,890,724
                                                                       =============    =============
Interest paid during the period                                        $  13,182,286    $  12,416,159
                                                                       =============    =============
Supplemental schedule of noncash investing/ financing activity:
    Acquisition of real estate interests by issuance of common stock
       and assumption of debt                                                   --      $  38,714,717
                                                                       =============    =============
    Declaration of dividends paid in succeeding period                 $  17,024,943    $  12,096,964
                                                                       =============    =============

            The accompanying notes are an integral part of these condensed consolidated financial statements.

               KIMCO REALTY CORPORATION AND SUBSIDIARIES

                           NOTES TO CONDENSED
                    CONSOLIDATED FINANCIAL STATEMENTS

1.Interim Financial Statements

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

2.Public Equity Offerings

         On February 2, 1996, the Company completed a primary public stock offering of 2,200,000 shares of Common Stock at $26.50 per share. The proceeds from this sale of Common Stock, net of related transaction costs of approximately $3.4 million, totaling approximately $55.0 million, have been used primarily for the acquisition of neighborhood and community shopping centers.

         On April 10, 1996, the Company completed a public offering of 4,000,000 Depositary Shares (the "Class C Depositary Shares") at $25.00 per share, each such Class C Depositary Share representing 1/10 of a share of the Company's 8-3/8% Class C Cumulative Redeemable Preferred Stock (the "Class C Preferred Stock"), par value $1.00 per share. The cash proceeds to the Company, net of related transaction costs of approximately $3.6 million, totaling approximately $96.4 million, will be used for general corporate purposes, including the acquisition of interests in neighborhood and community shopping centers, and the redevelopment, expansion and improvement of properties in the Company's portfolio.

         Dividends on the Class C Depositary Shares are cumulative and payable quarterly in arrears at the rate of 8-3/8% per annum based on the $25 per share initial offering price, or $2.0938 per share. The Class C Depositary Shares are redeemable, in whole or in part, for cash on or after April 15, 2001 at the option of the Company at a redemption price of $25 per share, plus any accrued and unpaid dividends thereon. The redemption price of the Class C Preferred Stock may be paid solely from the sale proceeds of other capital stock of the Company, which may include other classes or series of preferred stock. The Class C Depositary Shares are not convertible or exchangeable for any other property or securities of the Company. The Class C Preferred Stock (represented by the Class C Depositary Shares outstanding) ranks pari passu with the Company's 7-3/4% Class A Cumulative Redeemable Preferred Stock and 8-1/2% Class B Cumulative Redeemable Preferred Stock as to voting rights, priority for receiving dividends and liquidation preferences.

3.Sale-Leaseback Transactions

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

4.Property Acquisitions

         During the six months ended June 30, 1996, the Company acquired interests in 5 shopping center properties in Florida, North Carolina, Texas and Arizona through separate transactions for an aggregate purchase price of approximately $21.5 million.

5.Investment in Retail Store Leases

         During July 1995, certain subsidiaries of the Company obtained interests in various retail store leases relating to the anchor store premises in neighborhood and community shopping centers. These premises have been substantially sublet to retailers which lease the stores pursuant to net lease agreements. Income from the investment in these retail store leases for the six months ended June 30, 1996 was approximately $1.8 million. This amount represents sublease revenues of approximately $10.2 million less related expenses of $7.2 million and an amount which, in management's estimation, reasonably provides for the recovery of the investment over a ten-year period.

6.Net Income Per Common Share

         Net income per common share is based upon weighted average numbers of common shares outstanding of 36,060,662 and 35,642,416 for the three and six month periods ended June 30, 1996, respectively, and 33,587,463 and 33,099,977 for the three and six month periods ended June 30, 1995, respectively.

7.Pro Forma Financial Information

         As discussed in Note 4, the Company and certain of its subsidiaries acquired interests in shopping center properties during the six months ended June 30, 1996. The pro forma financial information set forth below is based upon the Company's historical, Consolidated Statement of Income for the year ended December 31, 1995, and the Condensed Consolidated Statement of Income for the six months ended June 30, 1996, adjusted to give effect to these transactions as of January 1, 1995.

         The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred as of January 1, 1995, nor does it purport to represent the results of future operations. (Amounts presented in millions, except per share figures.)

                                        Six Months
                                          Ended               Year Ended
                                         June 30,            December 31,
                                           1996                  1995
                                         ---------           ------------
  Revenues from rental property            $85.0                $147.0
  Net income                               $34.7                 $53.9
  Net income per common share               $.78                 $1.39

                                PART II

                            OTHER INFORMATION

Item 1.  Legal Proceedings

             The Company is not presently involved in any litigation, nor to its knowledge is any litigation threatened against the Company or its subsidiaries, that in management's opinion, would result in any material adverse effect on the Company's ownership, management or operation of its properties, or which is not covered by the Company's liability insurance.

Item 2.   Changes in Securities

             None

Item 3.  Defaults upon Senior Securities

             None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         In connection with the Annual Meeting of Stockholders held on May 22, 1996, stockholders were asked to vote with respect to the election of Directors to serve for the ensuing year.

         A total of 31,818,938 votes were cast regarding the election of each of Messrs. Cooper, Dooley, Flynn, Kimmel, Lourenso and Samber as follows:

         Nominee              Votes           For          Against
         -------              -----           ---          -------
         Milton Cooper      31,818,938     31,767,095      51,843
         Richard G. Dooley  31,818,938     31,777,745      41,193
         Michael J. Flynn   31,818,938     31,778,195      40,743
         Martin S. Kimmel   31,818,938     31,766,633      52,305
         Frank Lourenso     31,818,938     31,769,995      48,943
         David M. Samber    31,818,938     31,771,595      47,343

Item 5.  Other Information

             Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

             Exhibits -

             None

             Form 8-K -

             None

                              SIGNATURES

                   Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 KIMCO REALTY CORPORATION

  08/12/96                            s/s  Milton Cooper
  (Date)                         Milton Cooper
                                 Chairman of the Board

  08/12/96                           s/s Louis J. Petra
  (Date)                         Louis J. Petra
                                 Chief Financial Officer