Form 10-Q
period 1996-09-30
KIMCO REALTY CORP
filed 1996-11-14
CIK 879101

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number    1-10899

                            Kimco Realty Corporation
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                             13-2744380
---------------------------------                           ------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                           Identification No)

                3333 New Hyde Park Road, New Hyde Park, NY 11042
------------------------------------------------------------------------------
              (Address of principal executive offices - Zip Code)

                                 (516)869-9000
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X            No
   -----            -----



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         36,182,682 shares outstanding as of
                  October 31, 1996.

                                    1 of 12

                                     PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Financial Statements -
          Condensed Consolidated Balance Sheets as of
                 September 30, 1996 and December 31, 1995.

          Condensed Consolidated Statements of Income for the Three Months and
              Nine Months Ended September 30, 1996 and 1995.

          Condensed Consolidated Statements of Cash Flows for the Nine
              Months Ended September 30, 1996 and 1995.

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

Results of Operations

Revenues from rental property increased $4.9 million or 13.6% to $40.8 million for the three months ended September 30, 1996, as compared with $35.9 million for the corresponding quarter ended September 30, 1995. Similarly, revenues from rental property increased $18.1 million or 16.9% to $124.9 million for the nine months ended September 30, 1996, as compared with $106.8 million for the corresponding nine-month period ended September 30, 1995. These net increases are primarily attributable to (i) the acquisition of interests in 38 properties during the nine months ended September 30, 1996 and throughout calendar year 1995 (18 properties), and (ii) new leasing and re-tenanting within the portfolio at improved rental rates.

Rental property expenses, including depreciation and amortization, increased $.7 million or 3.2% to $23.0 million for the three months ended September 30, 1996, as compared with $22.3 million for the corresponding quarter ended September 30, 1995. Rental property expenses also increased $6.8 million or 10.3% to $73.1 million for the nine months ended September 30, 1996, as compared with $66.3 million for the nine-month period ended September 30, 1995. These net increases in rental property expenses are primarily due to the aforementioned property acquisitions, as well as increased snow removal costs which inflated operating and maintenance expenses during the first six months of 1996.


During July 1995, certain subsidiaries of the Company made investments in various retail store leases relating to the anchor store premises in neighborhood and community shopping centers. These premises have been substantially sublet to retailers which lease the stores pursuant to net lease agreements. Income from the investment in retail store leases was $2.7 million and $.9 million for the nine months ended September 30, 1996 and the quarter ended September 30, 1995, respectively.

Other income (expenses), net for the three and nine months ended September 30, 1996 increased $1.4 million and $2.6 million, respectively, as compared with the corresponding periods in the preceding year. The 1996 amounts include interest earned on funds raised through public equity offerings and held in short-term income producing investments pending the acquisition of interests in neighborhood and community shopping center properties.

During September 1996, the Company disposed of a property in Watertown, New York. Proceeds from the disposition, totaling approximately $1.8 million in cash, will be used to acquire an exchange shopping center property.

Net income for the three and nine months ended September 30, 1996 was $19.8 million, and $54.2 million, respectively. Net income for the three and nine months ended September 30, 1995 was $13.9 million and $38.7 million, respectively. Net income improved $.06 and $.16 per share for the three and nine month periods ended September 30, 1996, respectively, after adjusting for the gain on the sale of a shopping center property, reflecting the effects of property acquisitions, the investment in retail store leases and increased leasing activity which strengthened operating profitability.

Liquidity and Capital Resources

Since the Company's initial public stock offering in November 1991, the Company has completed additional offerings of its public unsecured debt and equity raising in the aggregate in excess of $900 million for the purposes of acquiring interests in neighborhood and community shopping center properties, repaying secured indebtedness and for expanding and improving properties in the portfolio. Management believes the public debt and equity markets will be the Company's principal source of capital for the future. A $100 million, unsecured revolving credit facility established in June 1994, which is scheduled to expire in June 1999, has made available funds to both finance property acquisitions and meet any short-term working capital requirements. The Company has also implemented a $150 million medium-term notes program pursuant to which it may from time to time offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions and redevelopment costs and (ii) better managing the Company's debt maturities, including its mortgage maturities during 1996 and succeeding years.

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

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                          ---------------------------

                                                                 September 30,       December 31,
                                                                      1996               1995
                                                                ---------------    ---------------
Assets:
  Real estate, net of accumulated depreciation
    of $173,591,070 and $156,131,718 (Notes 3, 4, and 6)        $   883,969,817    $   776,258,543
  Investment in retail store leases (Note 5)                         19,425,675         22,127,786
  Cash and cash equivalents                                          54,498,438         16,164,666
  Accounts and notes receivable                                      16,444,160         16,146,808
  Other assets                                                       60,948,587         53,544,331
                                                                ---------------    ---------------
                                                                $ 1,035,286,677    $   884,242,134
                                                                ===============    ===============

Liabilities:
  Notes payable                                                 $   310,250,000    $   325,250,000
  Mortgages payable                                                  62,267,640         63,972,735
  Other liabilities, including minority interests
     in partnerships                                                 58,539,857         47,868,939
                                                                ---------------    ---------------
                                                                    431,057,497        437,091,674
                                                                ---------------    ---------------
Stockholders' Equity (Note 2):
  Preferred stock, $1.00 par value, authorized 930,000 shares
    Class A Preferred Stock, authorized 345,000 shares
      Issued and outstanding 300,000 shares                             300,000            300,000
      Aggregate liquidation preference $75,000,000
    Class B Preferred Stock, authorized 230,000 shares
      Issued and outstanding 200,000 shares                             200,000            200,000
      Aggregate liquidation preference $50,000,000
    Class C Preferred Stock, authorized 460,000 shares
      Issued and outstanding 400,000 shares                             400,000               --
      Aggregate liquidation preference $100,000,000
  Common stock, $.01 par value, authorized 50,000,000 shares
      Issued and outstanding 36,168,010 and 33,731,348                  361,680            337,313
      shares, respectively
  Paid-in capital                                                   718,677,279        562,311,822
  Cumulative distributions in excess of net income                 (114,546,477)      (114,665,183)
  Loans receivable from officer stockholders                         (1,163,302)        (1,333,492)
                                                                ---------------    ---------------
                                                                    604,229,180        447,150,460
                                                                ---------------    ---------------
                                                                $ 1,035,286,677    $   884,242,134
                                                                ===============    ===============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                        Three Months Ended September 30,   Nine Months Ended September 30,
                                                        --------------------------------   -------------------------------
                                                              1996             1995             1996             1995
                                                         -------------    -------------    -------------    -------------
Revenues from rental property                            $  40,837,356    $  35,958,338    $ 124,943,673    $ 106,859,780
                                                         -------------    -------------    -------------    -------------

Rental property expenses:
  Rent                                                         336,489          325,944        1,018,286          975,736
  Real estate taxes                                          4,697,077        4,035,280       14,524,830       12,716,405
  Interest                                                   6,742,537        6,375,946       20,320,905       18,959,242
  Operating and maintenance                                  4,337,982        4,674,996       16,973,053       14,198,638
  Depreciation and amortization                              6,919,811        6,897,583       20,233,607       19,422,269
                                                         -------------    -------------    -------------    -------------
                                                            23,033,896       22,309,749       73,070,681       66,272,290
                                                         -------------    -------------    -------------    -------------
     Income from rental property                            17,803,460       13,648,589       51,872,992       40,587,490

Income from investment in retail store leases (Note 5)         904,371          879,138        2,723,735          879,138
                                                         -------------    -------------    -------------    -------------
                                                            18,707,831       14,527,727       54,596,727       41,466,628

Management fee income                                          946,427        1,068,738        2,693,763        2,748,692
General and administrative expenses                         (2,572,785)      (2,243,641)      (7,514,268)      (6,535,752)
Other income (expenses), net                                 1,949,764          521,739        3,621,433        1,060,084
                                                         -------------    -------------    -------------    -------------

     Income before gain on sale of shopping
       center property                                      19,031,237       13,874,563       53,397,655       38,739,652

Gain on sale of shopping center property (Note 6)              801,955             --            801,955             --
                                                         -------------    -------------    -------------    -------------

     Net income                                          $  19,833,192    $  13,874,563    $  54,199,610    $  38,739,652
                                                         =============    =============    =============    =============

     Net income applicable to common shares              $  15,223,767    $  11,665,882    $  42,674,560    $  33,624,721
                                                         =============    =============    =============    =============

    Net income per common share (Note 7)                 $        0.42    $        0.34    $        1.19    $        1.01
                                                         =============    =============    =============    =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months ended September 30, 1996 and 1995

                       ----------------------------------

                                                                           1996              1995
                                                                       -------------    -------------
Cash flow provided by operations                                       $  78,658,029    $  55,319,540
                                                                       -------------    -------------
Cash flow from investing activities:
     Acquisition of and improvements to real estate                     (126,261,585)     (71,456,055)
     Investment in retail store leases                                          --        (23,026,673)
     Investment in marketable securities                                  (4,935,008)      (1,235,442)
     Proceeds from disposition of real estate                              1,825,000        4,975,582
     Construction advance to real estate joint venture                          --          6,794,928
                                                                       -------------    -------------

           Net cash flow used for investing activities                  (129,371,593)     (83,947,660)
                                                                       -------------    -------------
Cash flow from financing activities:
    Principal payments on debt, excluding
       normal amortization of rental
       property debt                                                        (649,153)     (24,210,728)
    Principal payments on rental property
       debt, net                                                          (1,055,942)        (918,148)
    Change in notes payable                                              (15,000,000)     (24,950,000)
    Dividends paid                                                       (51,037,393)     (39,384,939)
    Proceeds from issuance of stock                                      156,789,824      120,249,424
                                                                       -------------    -------------

            Net cash flow provided by financing activities                89,047,336       30,785,609
                                                                       -------------    -------------
          Change in cash and cash
            equivalents                                                   38,333,772        2,157,489
Cash and cash equivalents, beginning of period                            16,164,666       10,944,226
                                                                       -------------    -------------
Cash and cash equivalents, end of period                               $  54,498,438    $  13,101,715
                                                                       =============    =============

Interest paid during the period                                        $  17,556,631    $  16,538,483
                                                                       =============    =============

Supplemental schedule of noncash investing/
 financing activity:
    Acquisition of real estate interests by issuance of common stock
     and assumption of debt                                                     --      $  38,714,717
                                                                       =============    =============


    Declaration of dividends paid in succeeding period                 $  17,261,237    $  12,868,260
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

2. Public Equity Offerings

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


3. Retail Property Acquisitions

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

              During August 1996, certain subsidiaries of the Company acquired interests in 16 retail properties, including 2 properties to which the Company and its affiliates already held fee title, for $21.8 million in cash. These property interests were acquired from a retailer which had elected to discontinue operation of its discount department store division. The Company has executed long-term net leases with tenants covering 7 of the properties and is actively involved in negotiations concerning the re-tenanting and redevelopment of the remaining locations.

4. Shopping Center Acquisitions

              During the nine months ended September 30, 1996, the Company acquired interests in 6 shopping center properties in Florida, Michigan, North Carolina, Texas and Arizona through separate transactions for an aggregate purchase price of approximately $33.0 million.

5. Investment in Retail Store Leases

              During July 1995, certain subsidiaries of the Company obtained interests in various retail store leases relating to the anchor store premises in neighborhood and community shopping centers. These premises have been substantially sublet to retailers which lease the stores pursuant to net lease agreements. Income from the investment in these retail store leases for the nine months ended September 30, 1996 was approximately $2.7 million. This amount represents sublease revenues of approximately $15.9 million less related expenses of $11.5 million and an amount which, in management's estimation, reasonably provides for the recovery of the investment over a ten-year period.

6. Property Disposition

              During September 1996, the Company disposed of a property in Watertown, New York. Proceeds from the disposition, totaling approximately $1.8 million in cash, will be used to acquire an exchange shopping center property.

7. Net Income Per Common Share

              Net income per common share is based upon weighted average numbers of common shares outstanding of 36,148,885 and 35,812,472 for the three and nine month periods ended September 30, 1996, respectively, and 33,636,863 and 33,280,905 for the three and nine month periods ended September 30, 1995, respectively.


8. Pro Forma Financial Information

              As discussed in Notes 4 and 6, the Company and certain of its subsidiaries acquired and disposed of interests in certain shopping center properties during the nine months ended September 30, 1996. The pro forma financial information set forth below is based upon the Company's historical, Consolidated Statement of Income for the year ended December 31, 1995, and the Condensed Consolidated Statement of Income for the nine months ended September 30, 1996, adjusted to give effect to these transactions as of January 1, 1995.

              The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred as of January 1, 1995, nor does it purport to represent the results of future operations. (Amounts presented in millions, except per share figures.)

                                       Nine Months
                                          Ended               Year Ended
                                        September 30,        December 31,
                                           1996                  1995
                                        ----------             --------
  Revenues from rental property            $126.9               $148.3
  Net income                                $54.5                $54.7
  Net income per common share               $1.20                $1.38

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



                                                  KIMCO REALTY CORPORATION



  11/13/96                                            /s/  Milton Cooper
------------                                      ----------------------------
  (Date)                                          Milton Cooper
                                                  Chairman of the Board



  11/13/96                                            /s/ Louis J. Petra
------------                                      ----------------------------
  (Date)                                          Louis J. Petra
                                                  Chief Financial Officer