Form 10-K405
period 1996-12-31
KIMCO REALTY CORP
filed 1997-03-19
CIK 879101

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

 X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---          EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

                                     OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                 to

Commission file number 1-10899

                            Kimco Realty Corporation
             (Exact name of registrant as specified in its charter)

        Maryland                                      13-2744380
  (State of incorporation)             (I.R.S. Employer Identification No.)

3333 New Hyde Park Road, New Hyde Park NY               11042-0020
(Address of principal executive offices)                Zip Code

Registrant's telephone number, including area code (516)869-9000
Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
             Title of each class                          which registered
             -------------------                      ------------------------
Common Stock, par value $.01 per share                New York Stock Exchange

Depositary Shares, each representing one-
tenth of a share of 7-3/4% Class A
Cumulative Redeemable Preferred Stock,
par value $1.00 per share.                            New York Stock Exchange

Depositary Shares, each representing one-
tenth of a share of 8-1/2% Class B
Cumulative Redeemable Preferred Stock,
par value $1.00 per share.                            New York Stock Exchange

Depositary Shares, each representing one-
tenth of a share of 8-3/8% Class C
Cumulative Redeemable Preferred Stock,
par value $1.00 per share.                            New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of class)

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $947 million based upon the closing price on the New York Stock Exchange for such stock on February 28, 1997.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                   36,232,385 shares as of February 28, 1997.

                                    -1 of 89-

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II incorporates certain information by reference to the following exhibits to this annual report on Form 10-K: Exhibit 3.4, Articles Supplementary relating to the Registrant's 8-3/8% Class C Cumulative Redeemable Preferred Stock;
Exhibit 3.3, Articles Supplementary relating to the Registrant's 8 1/2% Class B Cumulative Redeemable Preferred Stock; Exhibit 4.4, Certificate of Designations relating to the Registrant's 7 3/4% Class A Cumulative Redeemable Preferred Stock; Exhibits 4.5, 4.6 and 4.7, Indenture, First Supplemental Indenture and Second Supplemental Indenture, respectively, each relating to the Registrant's public bond issues, and Exhibit 10.4, Credit Agreement relating to the Registrant's revolving credit facility.

Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 28, 1997.

Index to Exhibits begins on page 29.

                                TABLE OF CONTENTS
                                                                   Form
                                                                   10-K
                                                                  Report
Item No.                                                           Page
--------                                                          -------
                                     PART I

 1. Business . . . . . . . . . . . . . . . . . . . . . . . . . .    4

 2. Properties . . . . . . . . . . . . . . . . . . . . . . . . .   10

 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .   12

 4. Submission of Matters to a Vote of Security Holders  . . . .   12

    Executive Officers of the Registrant . . . . . . . . . . . .   20

                                     PART II

 5. Market for the Registrant's Common Equity

      and Related Shareholder Matters  . . . . . . . . . . . . .   21

 6. Selected Financial Data  . . . . . . . . . . . . . . . . . .   22

 7. Management's Discussion and Analysis of Financial
      Condition and Results of Operations  . . . . . . . . . . .   24

 8. Financial Statements and Supplementary Data  . . . . . . . .   26

 9. Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure  . . . . . . . . . . .   26

                                    PART III

10. Directors and Executive Officers of the Registrant . . . . .   27

11. Executive Compensation . . . . . . . . . . . . . . . . . . .   27

12. Security Ownership of Certain Beneficial Owners and
      Management . . . . . . . . . . . . . . . . . . . . . . . .   27

13. Certain Relationships and Related Transactions . . . . . . .   27

                                     PART IV

14. Exhibits, Financial Statements, Schedules and Reports on
      Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .   28

                                     PART I

Item 1.  Business

General Kimco Realty Corporation (the "Company") is one of the nation's largest owners and operators of neighborhood and community shopping centers. As of February 28, 1997, the Company's portfolio was comprised of interests in 208 neighborhood and community shopping center properties, 2 regional malls and 57 retail store leases comprising a total of approximately 32.6 million square feet of leasable space located in 37 states. The Company believes its portfolio of neighborhood and community shopping center properties is the largest (measured by gross leasable area, "GLA") currently held by any publicly-traded real estate investment trust ("REIT"). The Company is a self-administered REIT and manages its properties through present management which has owned and operated neighborhood and community shopping centers for over 30 years. The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties.

The Company's executive offices are located at 3333 New Hyde Park Road, New Hyde Park, New York 11042-0020 and its telephone number is (516)869-9000. Unless the context indicates otherwise, the term the "Company" as used herein is intended to include subsidiaries of the Company.

History The Company began operations through its predecessor, The Kimco Corporation, which was organized in 1966 upon the contribution of several shopping center properties owned by its principal stockholders. In 1973, these principals formed the Company as a Delaware corporation, and in 1985, the operations of The Kimco Corporation were merged into the Company. The Company completed its initial public stock offering (the "IPO") in November 1991, and reorganized as a Maryland corporation during 1994.

The Company's growth through its first fifteen years resulted primarily from the ground-up development and construction of its shopping centers. By 1981, the Company had assembled a portfolio of 77 properties that provided an established source of income and positioned the Company for an expansion of its asset base. At that time, the Company revised its strategy to focus on the acquisition of existing shopping centers because it believed generally that available financial returns did not justify the risks of continued ground-up development of properties. Furthermore, the Company's management believed that existing properties with below market-rate leases were available in the market at attractive prices. The Company considers such properties to offer greater leasing flexibility in the event space becomes available or should there be an overcapacity of space in the local economy. The Company also believes that opportunities exist to create value through the redevelopment and re-tenanting of existing shopping centers. As a result of this change in strategy, the Company has developed only 2 of the 190 property interests added to its portfolio since 1981, as compared with 68 of the 77 properties owned prior to that time.

Investment and Operating Strategy The Company's investment objective has been to increase cash flow, current income and consequently the value of its existing portfolio of properties, and to seek continued growth through (i) the strategic re-tenanting, renovation and expansion of its existing centers, and (ii) the selective acquisition of established income-producing real estate properties, and properties requiring significant re-tenanting and redevelopment - all primarily neighborhood and community shopping centers in geographic regions where the Company presently operates. The Company intends to consider investments in other real estate sectors and in geographic markets where it does not presently operate should suitable opportunities arise.

The Company's neighborhood and community shopping center properties are designed to attract local area customers and typically are anchored by a supermarket, discount department store or drugstore tenant offering day-to-day necessities rather than high-priced luxury items. The Company may either purchase or lease income-producing properties in the future, and may also participate with other entities in property ownership through partnerships, joint ventures or similar types of co-ownership. While the Company has historically held its properties for long-term investment, and accordingly has placed strong emphasis on its ongoing program of regular maintenance, periodic renovation and capital improvement, it is possible that properties in the portfolio may be sold, in whole or in part, as circumstances warrant. The Company emphasizes equity real estate investments but may, in its discretion, invest in mortgages, other real estate interests and other investments.

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base, avoiding dependence on any single property or tenant. At December 31, 1996, the Company's single largest neighborhood and community shopping center and tenant accounted for only approximately 2.3% and 4.2%, respectively, of the Company's annualized base rental revenues.

The Company intends to maintain a conservative debt capitalization with a ratio of debt to total market capitalization of approximately 50% or less. As of December 31, 1996, the Company had a debt to total market capitalization ratio of approximately 20%.

The Company has authority to offer shares of capital stock or other senior securities in exchange for property and to repurchase or otherwise reacquire its Common Stock or any other securities and may engage in such activities in the future. At all times, the Company intends to make investments in such a manner as to be consistent with the requirements of the Internal Revenue Code of 1986, as amended (the "Code"), to qualify as a REIT unless, because of circumstances or changes in the Code (or in Treasury Regulations), the Board of Directors determines that it is no longer in the best interests of the Company to qualify as a REIT. The Company's policies with respect to such activities may be reviewed and modified from time to time by the Company's Board of Directors without the vote of the stockholders.


Competition As one of the original participants in the growth of the shopping center industry and one of the nation's largest owners and operators of neighborhood and community shopping centers, the Company has established close relationships with a large number of major national and regional retailers and maintains a broad network of industry contacts. Management is associated with and/or actively participates in many shopping center and REIT industry organizations. Notwithstanding these relationships, there are numerous commercial developers and real estate companies that compete with the Company in seeking properties for acquisition and tenants who will lease space in these properties.

Capital Resources Completion of the Company's IPO, which resulted in net cash proceeds of approximately $116 million, permitted the Company to significantly deleverage its real estate portfolio and has made available the public debt and equity markets as the Company's principal source of capital for the future. A $100 million, unsecured revolving credit facility established in June 1994, which is scheduled to expire in June 1999, has made available funds to both finance the purchase of properties and meet any short-term working capital requirements. The Company has also implemented a $150 million medium-term notes program pursuant to which it may from time to time offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions and redevelopment costs, and (ii) better managing the Company's debt maturities. (See Note 7 of the Notes to Consolidated Financial Statements included in this annual report.)

Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity raising in the aggregate over $900 million for the purposes of repaying indebtedness, acquiring interests in neighborhood and community shopping centers and for expanding and improving properties in the portfolio.

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

Inflation and Other Business Issues Substantially all of the Company's leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive payment of additional rent calculated as a percentage of tenants' gross sales above predetermined thresholds ("percentage rents"), which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of the Company's leases are for terms of less than 10 years, which permits the Company to seek to increase rents upon renewal to market rates. Most of the Company's leases require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. The Company periodically evaluates its exposure to short-term interest rates and will, from time to time, enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate loans.

As an owner of real estate, the Company is subject to risks arising in connection with the underlying real estate, including defaults or nonrenewal of tenant leases, environmental matters, financing availability and changes in real estate and zoning laws. The success of the Company also depends upon trends in the economy, including interest rates, income tax laws, governmental regulations and legislation and population trends.

Operating Practices Nearly all operating functions, including leasing, legal, construction, data processing, maintenance, finance and accounting, are administered by the Company from its executive offices in New Hyde Park, New York. The Company believes it is critical to have a management presence in its principal areas of operation; accordingly, the Company also maintains regional offices in Boca Raton and Orlando, Florida; Philadelphia, Pennsylvania; and Dayton and Cleveland, Ohio. A total of 91 persons are employed at the Company's executive and regional offices.

The Company's regional offices are generally staffed by a manager and the support personnel necessary to both function as local representatives for leasing and promotional purposes and to complement the corporate office efforts to ensure that property inspection and maintenance objectives are achieved. The regional offices are important in reducing the time necessary to respond to the needs of the Company's tenants. Leasing and maintenance personnel from the corporate office also conduct regular inspections of each shopping center.

The Company employs a total of 63 persons at several of its larger properties in order to more effectively administer its maintenance and security responsibilities.

Management Information Systems Virtually all operating activities are supported by a sophisticated computer software system designed to provide management with operating data necessary to make informed business decisions on a timely basis. These proprietary systems have been developed by the Company over the last fifteen years and reflect a commitment to quality management and tenant relations. The Company has integrated an advanced mid-range computer with personal computer technology, creating a management information system that facilitates the development of property cash flow budgets, forecasts and related management information.

Qualification as a REIT The Company has elected, commencing with its taxable year which began January 1, 1992, to qualify as a REIT under Sections 856 through 860 of the Code. If, as the Company believes, it is organized and operates in such a manner so as to qualify and remain qualified as a REIT under the Code, the Company generally will not be subject to Federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code.

Recent Developments

Shopping Center Acquisitions -

In January 1996, the Company acquired Vine Street Square shopping center, located on West Vine Street in Kissimmee, FL for approximately $6.6 million. The property comprises approximately 134,000 square feet of GLA and has been redeveloped to accommodate occupancy by Office Max and Kash N' Karry.

In March 1996, the Company acquired the Century Plaza and Oakcreek Village shopping centers, located in Orlando, FL and Durham, NC, respectively. These properties were purchased in separate transactions for an aggregate purchase price of approximately $12.2 million. Century Plaza is a 129,000 square foot shopping center located on South Semoran Boulevard anchored by Ross Stores and Big Lots. Tenants at Oakcreek Village, which comprises 116,000 square feet of GLA on Chapel Hill Boulevard, include TJ Maxx and Durham Sporting Goods.

In April 1996, the Company acquired a free-standing 41,000 square foot facility occupied by the Kroger Company. This property, located on North Garland Avenue in Garland, TX, was purchased for approximately $1 million.

In May 1996, the Company joint ventured the acquisition of fee title to Hayden Plaza, a community shopping center located on North Cave Creek Road in Phoenix, AZ. The Company's interest in this property, comprising 187,000 square feet of GLA and anchored by Home Depot, was acquired for $1.7 million. The Company had previously acquired a leasehold estate in the anchor store premises at this shopping center.

In August 1996, the Company acquired White Lake Commons shopping center located in Clarkston, MI. This 157,000 square foot shopping center, located on Dixie Highway, was acquired for approximately $11.5 million and is anchored by A&P Supermarkets and Franks Nursery.

Retail Property Acquisitions-

In January 1996, the Company entered into two sale-leaseback transactions pursuant to which it acquired fee title to 16 retail properties from Venture Stores ("Seller/Tenant"), a family value department store operator. These properties, which comprise approximately 1.6 million square feet of GLA in Texas, Iowa, Oklahoma, Illinois, and Kansas, were acquired by the Company for an aggregate purchase price of $40 million. Simultaneously, the Company executed two long-term net leases with the Seller/Tenant covering the 16 locations pursuant to which this Seller/Tenant may remain in occupancy and continue to conduct business in these premises.

In August 1996, the Company acquired interests in 16 retail properties, including 2 properties to which the Company and its affiliates already held fee title, for an aggregate price of approximately $21.8 million. These property interests, located in Pennsylvania (12) and New Jersey (4), and aggregating approximately 1.6 million square feet of GLA, were acquired from a retailer which had elected to discontinue operations of its discount department store division. The Company has executed a long-term net lease with Kohl's Department Stores covering 6 of these locations and has signed leases with Value City and J.C. Penney for two additional locations. The Company is actively involved in negotiations concerning the re-tenanting and redevelopment of the remaining properties.

Other Property Acquisitions-

In December 1996, the Company acquired a joint venture interest in a 53,000 square foot building located on Market Street in Upper Darby, PA for approximately $.9 million. The upper floors of this multi-story facility will be redeveloped for occupancy by Mercy Health Corporation, a leading healthcare system in the Philadelphia market, while the ground floor will be redesigned for complementary retail tenants.

The Company, as a regular part of its business operations, will continue to actively seek properties for acquisition which have below market-rate leases or other cash flow growth potential.

Property Redevelopments -

The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace. During 1996, the Company substantially completed the redevelopment of 7 shopping centers in its portfolio, including properties located in Great Barrington, MA; Coral Springs, FL; West Mifflin, PA; Centerville, OH; Jennings, MO; Springfield, MO and Kissimmee, FL, at a total cost of approximately $15 million. The Company is currently involved in redeveloping several other shopping centers, most notably its properties in Charles Town, WV; North Miami, FL; Philadelphia, PA; Richboro, PA; Westmont, NJ and Plainview, NY. Each redevelopment represents an opportunity for the Company to capitalize on its leasing, site planning, design and construction expertise. The Company anticipates its capital commitment toward these and other redevelopments during 1997 will be approximately $40 million. These projects, which are currently proceeding on schedule and in line with the Company's budgeted costs, are expected to contribute to growth in the Company's funds from operations in the future.

Property Dispositions -

In September 1996, the Company disposed of a property in Watertown, NY. Cash proceeds from the disposition totaling approximately $1.8 million, together with an additional $2.2 million cash investment, were used to acquire an exchange shopping center property located in Lafayette, IN during January 1997.

Financings -


Debt. In June 1996, the Company amended its $100 million, unsecured revolving credit facility with a group of banks to provide, among other things, for a reduction in the annual fee payable on that portion of the facility which remains unused from time to time. The facility term was also extended one year and is now scheduled to expire on June 30, 1999.

In August 1996, the Company redeemed $50 million unsecured floating-rate bonds bearing interest at LIBOR plus .50% with the proceeds of a $50 million unsecured medium-term note priced at LIBOR plus .12%. (See Note 7 of the Notes to Consolidated Financial Statements included in this annual report.)

Equity. On February 2, 1996 the Company completed a primary public stock offering of 2,200,000 shares of Common Stock at $26.50 per share. The proceeds from this sale of Common Stock, net of related transaction costs of approximately $3.4 million, totaled approximately $55 million. Such proceeds have been used primarily for the acquisition of neighborhood and community shopping centers.

On April 10, 1996, the Company completed a public offering of 4,000,000 Depositary Shares, each representing 1/10 of a share of the Company's 8-3/8% Class C Cumulative Redeemable Preferred Stock, par value $1.00 per share (the "Depositary Shares"), at $25.00 per Depositary Share. The proceeds from this sale of Depositary Shares, net of related transaction costs of approximately $3.6 million, totaled approximately $96.4 million. Such proceeds have been used primarily for shopping center and retail property acquisitions and the property redevelopments described above.

See Note 12 of the Notes to Consolidated Financial Statements included in this annual report.

KC Holdings, Inc.

To facilitate the Company's November 1991 IPO, forty-six shopping center properties and certain other assets, together with indebtedness related thereto, were transferred to subsidiaries of KC Holdings, a newly formed corporation that is owned by the stockholders of the Company prior to the IPO. The Company, although having no ownership interest in KC Holdings or its subsidiary companies, was granted ten-year, fixed-price options to reacquire the real estate assets owned by KC Holdings' subsidiaries, subject to any liabilities outstanding with respect to such assets at the time of an option exercise. As of February 28, 1997, KC Holdings' subsidiaries had conveyed fourteen shopping center properties back to the Company and had disposed of ten additional centers in transactions with third parties. The members of the Company's Board of Directors who are not also shareholders of KC Holdings have unanimously approved the purchase of each of the fourteen shopping centers that have been reacquired by the Company from KC Holdings. (See Notes 10 and 14 of the Notes to Consolidated Financial Statements included in this annual report.)

The Company manages 18 of KC Holdings' 22 shopping center properties pursuant to a management agreement. KC Holdings' other four shopping center properties are managed by unaffiliated joint venture partners.


Acquisition Option -

The Company holds 10-year acquisition options which expire in November 2001, to reacquire interests in the 22 shopping center properties owned by KC Holdings' subsidiaries. The option exercise prices are fixed and payable in shares of Common Stock or, in the event payment in the form of Common Stock could jeopardize the Company's status as a REIT, an equivalent value in cash. If the Company exercises its options to acquire all the remaining shopping center properties, the maximum aggregate amount payable to KC Holdings would be approximately $11.1 million, or approximately 330,000 shares of Common Stock (assuming shares valued at the closing price on the New York Stock Exchange of $33.63 per share as of February 28, 1997). The Company would acquire the properties subject to any existing mortgage indebtedness and other liabilities on the properties. The acquisition options enable the Company to obtain any appreciation in the value of these properties over the option exercise prices, while eliminating the Company's interim exposure to leverage and operating risks.

The option exercise prices for the shopping center properties are generally equal to 10% of KC Holdings' share of the mortgage debt which was outstanding on the properties at the date of the IPO. If, however, the market value of the Company's Common Stock at the time an option is exercised is less than $13.33 per share (the IPO price), then the option exercise price will decline proportionately (subject to maximum reduction of 50%).

The 22 shopping center properties subject to the acquisition options are held in 8 subsidiaries of KC Holdings. Thirteen of these properties are subject to a single lease and/or a single cross-collateralized mortgage and are therefore held by a single subsidiary. Four of the properties, which are owned in two separate joint ventures and managed by unaffiliated joint venture partners, are held by two additional subsidiaries, and the remaining five shopping center properties are each held by separate subsidiaries. The Company may exercise its acquisition options separately with respect to each subsidiary.

The acquisition options may be exercised by either (i) a majority of the Company's directors who are not also stockholders of KC Holdings, provided that the pro forma annualized net cash flows of the properties to be acquired exceed the dividend yield on the shares issued to exercise each option, or (ii) a majority of the Company's stockholders who are not also stockholders of KC Holdings.

KC Holdings' subsidiaries may sell any of the properties subject to the acquisition options to any third party unaffiliated with KC Holdings or its stockholders, provided that KC Holdings provides the Company with a 30-day right of first refusal notice with regard to such sale. KC Holdings may cause such a selling subsidiary to distribute any sale proceeds to KC Holdings or its stockholders, provided that the option exercise price with respect to such subsidiary is reduced by the amount that is distributed, and further provided that no amount may be distributed so as to cause the option exercise price for any subsidiary to be reduced to less than $1.

Each of KC Holdings' subsidiaries may pay dividends to KC Holdings to the extent of net operating cash flow. In addition, any KC Holdings subsidiary may make distributions to KC Holdings in excess of net operating cash flow, provided that the option exercise price with respect to such subsidiary is reduced by the amount of such distribution, and further provided that no amount may be distributed so as to cause the option exercise price for any subsidiary to be reduced to less than $1. KC Holdings may increase the indebtedness in its subsidiaries for the purpose of improving, maintaining, refinancing or operating the related shopping center properties. Such indebtedness may include borrowings from the stockholders of KC Holdings.

In the event of a complete casualty or a condemnation of a property held by any of KC Holdings' subsidiaries, the acquisition option will terminate with respect to such property and the option shall continue to be effective with respect to any other properties held by such subsidiary.

Each of KC Holdings' subsidiaries has agreed with the Company that it will engage in no activities other than in connection with the ownership, maintenance and improvement of the properties that it owns and only to the extent that the Company could engage in such activities without receiving or earning non-qualifying income (in excess of certain limits) under the REIT provisions of the Code or without otherwise impairing the Company's status as a REIT. In addition, KC Holdings has covenanted not to engage in any other real estate activity. The Company has agreed not to make loans to KC Holdings or its subsidiaries.

Exchange Listings

The Company's Common Stock, Class A Depositary Shares, Class B Depositary Shares and Class C Depositary Shares are traded on the New York Stock Exchange under the trading symbols "KIM", "KIMprA", "KIMprB" and "KIMprC", respectively.

Item 2.  Properties

Real Estate Portfolio As of February 28, 1997 the Company's shopping center portfolio was comprised of approximately 27.5 million square feet of GLA in 208 neighborhood and community shopping center properties and 2 regional malls, located in 29 states. Neighborhood and community shopping centers comprise the primary focus of the Company's current portfolio, representing approximately 96% of the Company's total shopping center GLA. As of February 28, 1997 approximately 87% of the Company's neighborhood and community shopping center space was leased, and the average annualized base rent per leased square foot was $6.21 ($6.42 as adjusted to eliminate the effect of 1996 property acquisitions). Such occupancy percentage would approximate 90%, as adjusted to eliminate the effect of the Company's August 1996 retail properties acquisition as discussed in Recent Developments - Retail Property Acquisitions.

The Company's neighborhood and community shopping center properties, generally owned and operated through subsidiaries or joint ventures, had an average size of approximately 126,000 square feet as of February 28, 1997. The Company retains its shopping centers for long-term investment and consequently pursues a program of regular physical maintenance together with major renovations and refurbishing to preserve and increase the value of its properties. These projects usually include renovating existing facades, installing uniform signage, resurfacing parking lots and enhancing parking lot lighting.

The Company's neighborhood and community shopping centers are usually "anchored" by a national or regional discount department store, supermarket or drugstore. As one of the original participants in the growth of the shopping center industry and one of the nation's largest owners and operators of shopping centers, the Company has established close relationships with a large number of major national and regional retailers. National and regional companies that are tenants in the Company's shopping center properties include

Kohls Department Stores, Venture Stores, WalMart, Toys/Kids 'R Us, Hills Department Stores, TJX Companies, Schottenstein Stores and KMart Corp.

A substantial portion of the Company's income consists of rent received under long-term leases. Most of the leases provide for the payment of fixed base rentals monthly in advance and for the payment by tenants of an allocable share of the real estate taxes, insurance, utilities and common area maintenance expenses incurred in operating the shopping centers. Although a majority of the leases require the Company to make roof and structural repairs as needed, a number of tenant leases place that responsibility on the tenant, and the Company's standard small store lease provides for roof repairs to be reimbursed by the tenant as part of common area maintenance. The Company's management places a strong emphasis on sound construction and safety at its properties.

Approximately 1,000 of the Company's 2,364 leases also contain provisions requiring the payment of additional "percentage rents" should the tenants' gross sales levels exceed predetermined thresholds. Percentage rents accounted for approximately 3% of the Company's revenues from rental property for the year ended December 31, 1996.

Minimum base rental revenues and operating expense reimbursements accounted for approximately 97% of the Company's total rental revenues for the year ended December 31, 1996. The Company's management believes that the average base rent per square foot for the Company's existing leases is generally lower than the prevailing market rate base rents in the geographic regions where the Company operates, reflecting the potential for future growth.

The Company seeks to reduce its operating and leasing risks through geographic and tenant diversity. No single neighborhood and community shopping center accounted for more than 1.5% of the Company's total shopping center gross leasable area or more than 2.3% of total annualized base rental revenues as of December 31, 1996. No single tenant accounted for more than 4.2% of total annualized base rental revenues as of December 31, 1996. The Company maintains an active leasing and capital improvement program that, combined with the high quality of the locations, has made, in management's opinion, the Company's properties attractive to tenants.

The Company's management believes its experience in the industry and its relationships with numerous national and regional tenants gives it an advantage in an industry where ownership is fragmented among a large number of property owners.

Given its intention to primarily focus its portfolio on neighborhood and community shopping centers, the Company may, if suitable opportunities arise, sell its regional malls or exchange them for a portfolio of neighborhood and community shopping centers.

Retail Store Leases In addition to its neighborhood and community shopping center portfolio and two regional malls, the Company holds interests in retail store leases relating to approximately 5.1 million square feet of anchor store premises in 57 neighborhood and community shopping centers located in 23 states. As of February 28, 1997 approximately 99% of these premises had been sublet to retailers which lease the stores pursuant to net lease agreements providing for average annualized base rental payments to the Company of $3.84 per square foot. The Company's average annualized base rental obligation pursuant to its retail store leases with the fee owners of such subleased premises is approximately $2.78 per square foot. The average remaining primary term of the Company's retail store leases (and similarly the remaining primary terms of its sublease agreements with the tenants currently leasing such space) is approximately 4.3 years, excluding options to renew such leases for terms which generally range from 10-30 years.

Ground-Leased Properties The Company has 21 shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company (or an affiliated joint venture) to construct and/or operate a shopping center. The Company or the joint venture pays rent for the use of the land and generally is responsible for all costs and expenses associated with the building and improvements. At the end of these long-term leases, unless extended, the land together with all improvements revert to the land owner.

Undeveloped Land Although the Company does not own any unimproved land tracts that it intends to develop as new shopping centers, the Company does own parcels of land adjacent to certain of its existing shopping centers that are held for possible expansion. At times, should circumstances warrant, the Company may develop or dispose of these parcels.

The table on pages 13 to 19 sets forth more specific information with respect to each of the Company's shopping center properties as of December 31, 1996.

Item 3.  Legal Proceedings

The Company is not presently involved in any litigation nor to its knowledge is any litigation threatened against the Company or its subsidiaries that, in management's opinion, would result in any material adverse effect on the Company's ownership, management or operation of its properties, or which is not covered by the Company's liability insurance.


Item 4.  Submission of Matters to a Vote of Security Holders

None

                                                          Property Chart

                             Year        Ownership                           Leasable
                          Developed      Interest/      Land Area              Area
                          or Acquired  (expiration)(2)   (acres)             (sq. ft.)
                           -------       ---------        -----               -------
Arizona
----
Phoenix                      1996    fee,joint venture         18.66               186,575

California
-----
Anaheim                      1995           fee                 1.50                15,306

Connecticut
-------
Waterbury                    1993           fee                13.10               136,153

Delaware
-----
Elsmere                      1979    ground lease(2076)        17.14               111,600

Florida
----
Orlando -
   Sanford                   1989           fee                40.90               301,801

   Sand Lake                 1994           fee                28.00               230,554
   Fern Park                 1968           fee                12.00               131,894

   E. Orlando                1971           fee                11.63               124,798
   W. Orlando                1995    fee,joint venture         10.00               114,434
   Orlando                   1995           fee                 9.42                94,193
   Orange Ave.               1968    ground lease(2047)         7.75               103,480
                                       joint venture
   Lake Barton               1968           fee                 4.79                 2,800
   Kissimmee                 1996           fee                13.10               133,583
   Century Plaza             1996           fee                12.90               129,036

Dade -
   Homestead                 1972    fee,joint venture         21.00               140,605
   North Miami (3)           1985           fee                15.92               133,340
   Grove Gate                1968           fee                 8.23               104,968
   Miller Road               1986           fee                 7.78                81,780
   S. Miami                  1995           fee                 5.44                62,083

Broward -
   Margate                   1993           fee                33.99               256,110

   Lauderhill                1974           fee                15.50               179,726

   Lauderdale Lakes          1968           fee                10.04               110,444
   Pompano Beach             1968    fee,joint venture          6.55                63,838
   Plantation                1974    fee,joint venture          4.59                60,414
   Coral Springs             1994           fee                 5.90                44,024

Palm Beach-
   Boca Raton                1992           fee                 9.85                73,549
   West Palm Beach           1967    fee,joint venture          7.57                74,326
   West Palm Beach           1995           fee                 6.99                80,845
   Riviera Beach             1968    ground lease(2066)         5.06                46,390
                                       joint venture
Sarasota -
   South East                1989           fee                12.00               109,038
   Tuttle Bee                1970           fee                10.00               103,085

                                   Percent Major Leases
                                   Leased  (lease expiration/
                                     (1)   option expiration)
                                    ----   ----------
Arizona
----
Phoenix                             92.90% Home Depot(1998/2018)

California
-----
Anaheim                             100.0

Connecticut
-------
Waterbury                           100.0  Bradlees(2002/2007), Stop & Shop(2013/2043)

Delaware
-----
Elsmere                              98.3  Schottenstein Stores (2008/2038)

Florida
----
Orlando -
   Sanford                           96.2  Wal-Mart(2005/2035),J.Byrons Enterprises(2005/2025),
                                           Publix Supermarkets(2005/2025)
   Sand Lake                         96.1  Costco(2006/2026),Sports Authority(2011/2031)
   Fern Park                         98.6  Bed, Bath and Beyond(2002/2012),Office Max(2008/2023),
                                           Books-A-Million(2006/2016)
   E. Orlando                        98.0  Office Depot(2005/2025),Sports Authority(2000/2020)
   W. Orlando                        85.6  Bally Fitness(2008/2018),HSN Realty(2000/2009)
   Orlando                          100.0  Rooms To Go(2001),Thomasville Gallery(2001/2006)
   Orange Ave.                      100.0  Dorin Distributors(2002),Economy Restaurant(1998/2003)

   Lake Barton                      100.0
   Kissimmee                         94.9  Office Max(2012/2027),Kash'N Karry(2006/2036)
   Century Plaza                     79.9  Ross Stores(2003/2023),Big Lots(1999/2009),White Rose(1997/2012)


Dade -
   Homestead                         87.6  Publix Supermarkets(2014/2034),Eckerd Drugs(2002/2012)
   North Miami (3)                   93.4  Walgreens(2024),Publix Supermarkets(2017/2037)
   Grove Gate                       100.0  Mervyn's(2011/2031)
   Miller Road                       94.0  Publix Supermarkets(2009/2029),Walgreens(2018)
   S. Miami                         100.0  Toys R Us(2016/2021)

Broward -
   Margate                           87.9  Publix Supermarkets(2008/2028), Office Depot(2000/2020),
                                           Bealls Department Stores(1997/2007),Sam Ash(2006/2011)
   Lauderhill                        95.7  Baby Superstore(2004/2014),Party City(2007/2017)
   Lauderdale Lakes                  57.4
   Pompano Beach                     92.3  Consolidated Stores(2001/2011)
   Plantation                       100.0  Winn Dixie(1999/2024)
   Coral Springs                     98.4  Linens'N Things(2012/2027),TGI Fridays(2005/2015),Pier 1 Imports(2001/2011)

Palm Beach-
   Boca Raton                        92.4  Winn Dixie(2008/2033)
   West Palm Beach                   98.8  Winn Dixie(2010/2030),Rite Aid(2009/2024)
   West Palm Beach                   90.1  Baby Superstore(2006/2021)
   Riviera Beach                     97.7  Poston's World(1997)

Sarasota -
   South East                        97.0  Winn Dixie(1998/2023)
   Tuttle Bee                       100.0  TJ Maxx(2001/2016),Office Max(2009/2024)

                             Year        Ownership                           Leasable
                          Developed      Interest/      Land Area              Area
                          or Acquired  (expiration)(2)   (acres)             (sq. ft.)
                           -------       ---------        -----               -------
Pinellas-
   Clearwater                1992           fee                29.40               215,436

   Jensen Beach              1994           fee                18.00               170,291

   N. Melbourne              1994           fee                13.84               131,851
   Largo                     1968           fee                11.98               150,240

   Largo East Bay            1993           fee                 6.00                56,630
   Pinellas Park             1970           fee                13.70               119,355

   St. Petersburg            1968    ground lease(2109)         9.01               119,179
                                       joint venture
 Melbourne                   1968    ground lease(2071)        11.53               168,797
 New Port Richey             1972           fee                 1.00                 9,000
 Ft. Pierce                  1970    fee,joint venture         14.83               210,460

 Winter Haven                1973    fee,joint venture         13.90                88,400
 Palatka                     1970           fee                 8.90                72,216
 Bradenton                   1968    fee,joint venture          6.20                24,700
 Leesburg                    1969    ground lease(2017)         1.25                13,468

Georgia
-----
Savannah                     1993           fee                18.00               189,002

Largo Plaza                  1995           fee                 8.85                88,480
Atlanta-
   Jonesboro Rd.             1988           fee                19.50               165,314
    Forest Park              1969           fee                14.21                99,252

Gainesville                  1970    fee,joint venture         12.60               142,288

Macon                        1969           fee                12.30               127,260

Augusta                      1995           fee                11.32               119,930

Illinois
----
Chicago-
   Elgin                     1972           fee                18.69               178,539
   Addison                   1968    ground lease(2066)         7.99                93,289
Bloomington                  1972           fee                16.09               175,530
Ottawa                       1970           fee                 9.00                60,000

Geneva                       1996           fee                10.40               104,000
Bradley                      1996           fee                 8.03                80,300

Indiana
-----
Indianapolis-
   Route 31 South            1986           fee                20.60               177,558
   Greenwood                 1970           fee                23.04               157,160
   Eagledale                 1967           fee                11.92                75,000
   Felbram                   1970           fee                 4.13                27,400
Evansville
   East                      1995           fee                14.20               194,496
   West                      1995           fee                11.50               147,775
Lafayette                    1971           fee                12.37                90,500

Iowa
---
Waterloo                     1996           fee                 9.60                96,000
Clive                        1996           fee                 9.04                90,000
Des Moines                   1996           fee                 9.64                96,400

                                  Percent Major Leases
                                   Leased  (lease expiration/
                                     (1)   option expiration)
                                    ----   ----------
Pinellas-
   Clearwater                        95.9  Publix Supermarkets(2009/2029),AMC Theatre(2011/2036),
                                           Office Depot(1999/2019)
   Jensen Beach                      90.0  Service Merchandise(2010/2070),Marshalls(1999/2019)

   N. Melbourne                      75.3  Winn Dixie(2002/2027)
   Largo                             98.0  Wal-Mart(2007/2027)

   Largo East Bay                    95.8
   Pinellas Park                      1.5

   St. Petersburg                    99.0  TJ Maxx(2001/2011),Lucky Stores(1999/2009)

 Melbourne                           57.2  Fabri-Center(2006/2016),Walgreens(2045)
 New Port Richey                    100.0  Crown Liquors(1998/2013)
 Ft. Pierce                          96.8  Winn Dixie(2002/2027),L. Luria(2003/2018),
                                           K Mart(2001/2016)
 Winter Haven                        62.9  Consolidated Stores(2000/2010)
 Palatka                             93.4  Save-A-Lot(1998),Consolidated Stores(1999/2009)
 Bradenton                           29.0
 Leesburg                            88.9  Discount Auto Parts(1999/2004)

Georgia
-----
Savannah                             95.4  Ross Stores(1997),TJ Maxx(2005/2015)
                                           Phar-Mor(1999/2004)
Largo Plaza                         100.0  The MusicLand Group(2006/2021),Piggly Wiggly(1999/2004),Revco(2000)

Atlanta-
   Jonesboro Rd.                    100.0  Georgia Show Promotions(2000/2005)
    Forest Park                      93.3

Gainesville                          98.9  Consolidated Stores(2002),Office Depot(2004/2019),
                                           Hancock Fabrics(2002/2012),Farmers Furniture(2003/2013)
Macon                                80.8  Consolidated Stores(1998/2003),Big B, Inc.(2004/2014),
                                           Helig-Meyers(2007/2017)
Augusta                              99.1  TJ Maxx(2004/2014),Golds Gym(2004/2009),Phar-Mor(1997/2007)

Illinois
----
Chicago-
   Elgin                             86.9  Eagle Food Centers(1998/2023), Menards(TJX)(2001/2006)
   Addison                          100.0  Schottenstein Stores(2001/2016)
Bloomington                          94.9  Schnucks Markets(2004/2024),Toys R Us(2015/2045)
Ottawa                              100.0  Schottenstein Stores(2001/2011)
Geneva                              100.0  Venture Stores(2021/2051)
Bradley                             100.0  Venture Stores(2021/2051)

Indiana
-----
Indianapolis-
   Route 31 South                    97.2  Target (1999/2029)
   Greenwood                         97.0  Toys R Us(2011/2056),TJ Maxx(2004/2010),Baby Superstore(2006/2021)
   Eagledale                          6.7
   Felbram                           91.2  Save A Lot(2001/2016),Blockbuster Video(1999/2009)
Evansville
   East                              93.4  Venture Stores(2012/2032),Michaels Stores(2004/2019),Office Max(2012/2027)
   West                             100.0  Venture Stores(2012/2032),Buehler Foods(2003/2013)
Lafayette                           100.0  Menards(TJX)(2001/2006)

Iowa
---
Waterloo                            100.0  Venture Stores(2021/2051)
Clive                               100.0  Venture Stores(2021/2051)
Des Moines                          100.0  Venture Stores(2021/2051)

                             Year        Ownership                           Leasable
                          Developed      Interest/      Land Area              Area
                          or Acquired  (expiration)(2)   (acres)             (sq. ft.)
                           -------       ---------        -----               -------
Kansas
-----
East Wichita                 1996           fee                 9.61                96,100
West Wichita                 1996           fee                 9.70                97,000

Kentucky
------
Lexington                    1993           fee                35.80               260,086

Bellevue                     1976           fee                 6.04                53,695


Louisiana
------
New Orleans                  1983    fee,joint venture          1.50               190,000
Shreveport                   1975           fee                 3.53                27,104

Maryland
-----
Hagerstown                   1973           fee                10.48               115,718

Laurel                       1972           fee                10.00                81,550
Laurel                       1995           fee                18.00                75,882


Massachusetts
--------
Leominster                   1975           fee                57.00               596,630

Great Barrington             1994           fee                14.13               135,435


Michigan
-----
Grand Rapids                 1993           fee                41.78               284,143
Clarkston                    1996           fee                15.69               156,864
Detroit -
   Clawson                   1993           fee                16.50               177,404
   Taylor                    1993           fee                13.90               121,364
   Farmington                1993           fee                 3.00                97,139
   Livonia                   1968           fee                 4.53                44,185
Grand Haven                  1976           fee                 7.55                88,014
Muskegon                     1985           fee                12.20                71,235


Missouri
-----
Springfield                  1994           fee                30.00               271,552

St. Louis -
   Gravois                   1972           fee                13.11               163,821
   Jennings                  1971           fee                 8.20               155,095
   Hazelwood                 1970           fee                15.00               130,780
   Ellisville                1970           fee                18.37               118,080
   Lemay                     1974           fee                 9.40                73,281

New Hampshire
---------
Salem                        1994           fee                38.10               330,584

New Jersey
-------
N. Brunswick                 1994           fee                38.12               403,079


Cherry Hill                  1985    fee,joint venture         18.58               121,673
Westmont (3)                 1994           fee                17.39               195,824
Ridgewood                    1993           fee                 2.71                24,280



                                  Percent Major Leases
                                   Leased  (lease expiration/
                                     (1)   option expiration)
                                    ----   ----------
Kansas
-----
East Wichita                        100.0  Venture Stores(2021/2051)
West Wichita                        100.0  Venture Stores(2021/2051)

Kentucky
------
Lexington                            97.3  Toys R Us(2013/2038),Hills Dept. Stores(2001/2026),
                                           Kroger(1998/2020),Best Buy(2009/2024)
Bellevue                             94.0  Kroger(2005/2035)


Louisiana
------
New Orleans                         100.0  Maison Blanche(2011/2031)
Shreveport                          100.0

Maryland
-----
Hagerstown                           98.2  Ames(TJX)(2007/2017),Discount Drug Center(1997/2012),
                                           H.H. Brown Retail(2006/2016)

Laurel                              100.0  Ames(TJX)(2007/2017)
Laurel                               95.2  Old Country Buffet(2009/2019),Foodarama(1999/2009),
                                           Factory Card Outlet(2005/2015)

Massachusetts
--------
Leominster                           92.6  Sears(2003/2033),J.C. Penney(2009/2034),Bradlees(2009/2024),
                                           Service Merchandise(2010/2035),Toys R Us(2018/2048)
Great Barrington                     82.6  K Mart(2001/2016), Price Chopper(2016/2036)


Michigan
-----
Grand Rapids                        100.0  K Mart(2016/2051), Kohls(2012/2032)
Clarkston                            98.7  A & P(2015/2045),Franks Nursery(2011/2031)
Detroit -
   Clawson                           98.3  A & P(2006/2016),Franks Nursery(1998),Staples(2011/2026)
   Taylor                           100.0  Kohls(2011/2031), Drug Emporium(2000/2020)
   Farmington                        91.5  A & P(2001),Damman Hardware(2002/2012)
   Livonia                           97.3  Damman Hardware(2004/2014)
Grand Haven                         100.0  Family Fare(2006/2026)
Muskegon                             87.8  Plumb Inc.(2002/2022)

Missouri
-----
Springfield                          94.5  Best Buy(2011/2026),TJ Maxx(2006/2021),PETSsMART(2002)
                                           J.C. Penney(2005/2015),Office Max(2011/2020)
St. Louis -
   Gravois                           80.7  K Mart(1999/2019), Walgreen(2006)
   Jennings                          17.9  Walgreen(2056)
   Hazelwood                         92.5  K Mart(2000/2020)
   Ellisville                       100.0  Shop N Save(2005/2015)
   Lemay                            100.0  Shop N Save(1998/2008),Consolidated Stores(1997/2002)

New Hampshire
---------
Salem                                95.0  Bradlees(1998/2013),TJ Maxx(1998/2013),Christmas Tree(2009/2024),
                                           Shaws Supermarket(2008/2038),Bobs(2011/2021)
New Jersey
-------
N. Brunswick                         98.4  Wal-Mart(2018,2058),Burlington Coat Factory(2008,2013),
                                           Office Depot(2010/2025),Macy's(2000/2015),The Homeplace(2012/2027),
                                           Baby Superstore(2007/2022)
Cherry Hill                          79.4  Giant Food(2016/2036)
Westmont (3)                         38.6  A & P(2000/2015)
Ridgewood                           100.0  Thrift Drug(1997)


                             Year        Ownership                           Leasable
                          Developed      Interest/      Land Area              Area
                          or Acquired  (expiration)(2)   (acres)             (sq. ft.)
                           -------       ---------        -----               -------
Marlton Pike                 1996    ground lease (2035)       12.88               129,809
Camden(3)                    1996    ground lease (2032)        9.80               123,970
Cinnaminson(3)               1996           fee                12.30               121,084

New York
-----
Long Island -
   Centereach                1993    fee,joint venture         40.77               371,028

   Bridgehampton             1973           fee                30.10               281,632

   Carle Place               1993           fee                 7.00               132,408
   Plainview   (3)           1969           fee                 6.98                83,678
   Hampton Bays              1989           fee                 8.17                70,990
   Syosset                   1967           fee                 2.49                32,124
Staten Island                1989           fee                16.70               210,990
Poughkeepsie                 1972           fee                20.03               181,434
Rochester -
   West Gates                1993           fee                22.90               185,153
   Irondequoit               1993           fee                13.10               105,000
   Henrietta                 1993           fee                10.00               123,000
Nanuet                       1984           fee                 6.00                70,829
Yonkers                      1995           fee                 4.13                43,560

North Carolina
--------
Raleigh                      1993           fee                30.00               374,698

Durham                       1996           fee                11.62               116,195

Charlotte-
   Gastonia                  1989           fee                24.85               235,607

Charlotte                    1995           fee                13.50               110,300
   Tyvola Rd.                1986    ground lease(2098)        18.43               226,295

   Charlotte                 1993           fee                13.88               135,257
Winston-Salem                1969           fee                13.15               137,829

Ohio
---
Cleveland -
   Mentor                    1988           fee                25.00               271,385

   Wickliffe                 1995           fee                10.00               128,180
   Mentor                    1987           fee                20.59               103,871

   Elyria                    1988           fee                 8.30               103,400
   Greenlight                1975    ground lease(2035)         9.42                82,411
Columbus -
   Westerville             1988/93          fee                35.20               240,224
   Morse Rd.                 1988           fee                12.40               191,789
   Upper Arlington           1969           fee                13.28               149,397
   Hamilton Rd.              1988           fee                20.20               140,993
   W. Broad St.              1988           fee                12.40               134,644
   Olentangy River Rd.       1988           fee                17.90               129,830
   Whitehall                 1967           fee                13.80               112,813
Brunswick                    1975           fee                20.00               168,523

Dayton -
   Oak Creek                 1984           fee                32.01               215,891
   Shiloh Spring Rd.         1969    ground lease(2043)        22.82               163,431
   Springfield               1988           fee                14.32               131,628
   Salem Ave.                1988           fee                16.90               141,616
   Beavercreek (3)           1986           fee                18.19               126,137
   Centerville               1988           fee                15.20               115,378
   Kettering                 1988           fee                11.20               123,098
   Springboro Pike           1985           fee                12.96                98,551

                                  Percent Major Leases
                                   Leased  (lease expiration/
                                     (1)   option expiration)
                                    ----   ----------
Marlton Pike                        100.0  Kohls(2016/2036),Sears(2003/2013)
Camden(3)                             0.0
Cinnaminson(3)                       14.0

New York
-----
Long Island -
   Centereach                        86.7  Wal-Mart(2015/2044),King Kullen(2003/2033)

   Bridgehampton                     98.6  Caldor(2009/2039),King Kullen(2015/2035),
                                           TJ Maxx(2007/2017),Gap(2000/2005)
   Carle Place                       97.3  Harrows Stores(2005/2015),Staples(2010/2025),Sneaker Stadium(2011/2026)
   Plainview   (3)                   91.6  Waldbaums(2017/2037)
   Hampton Bays                     100.0  Sterns(2005/2025),Genovese Drug Store(2001/2016)
   Syosset                           64.3  C-Town(2000)
Staten Island                        90.0  K Mart(2001/2011),Supermarkets General(2001/2021)
Poughkeepsie                         89.7  Caldor(1999/2029),Edwards(1997/2012)
Rochester -
   West Gates                        41.8  Tops Supermarket(2004/2024)
   Irondequoit                        0.0  Staples(2010/2022),Michaels(2015/2030)
   Henrietta                         14.6  Staples(2010/2022)
Nanuet                               84.9  RKO Century Theatres(2000/2010)
Yonkers                             100.0  Big V Supermarkets, Inc.(2008/2028)

North Carolina
--------

Raleigh                              97.5  General Cinema(2009/2029),Marshalls(1999/2014),Phar-Mor(2010/2025)
                                           Michaels(1999/2009),Best Buy(2005/2020).Office Max(2011/2026)
Durham                               87.0  TJ Maxx(2003/2013),Durham Sport(2002/2012)

Charlotte-
   Gastonia                          96.7  Service Merchandise(1998/2003),Toys R Us(2015/2045),
                                           Winn Dixie(2002)
Charlotte                           100.0  The MusicLand Group(2004/2019),TJX Companies(2001/2016)
   Tyvola Rd.                        96.7  Toys R Us(2012/2042),Office Max(2009/2024),
                                           Food Lion Stores(1997/2007),Drug Emporium(2005/2015)
   Charlotte                         97.3  Bi-Lo, Inc.(2009/2029), Michaels(2003/2013)
Winston-Salem                        62.5  Kroger(2016/2041)

Ohio
---
Cleveland -
   Mentor                            90.9  Burlington Coat Factory(2014),General Cinema(2010/2030),
                                           Rini Supermarket(2009/2019)
   Wickliffe                         46.3  Consolidated Stores(2000)
   Mentor                            97.7  Hills Dept. Stores(2020/2045)
   Elyria                           100.0  K Mart(2010/2030)
   Greenlight                        74.9  Aldi's(2003/2023)
Columbus -
   Westerville                       99.0  Kohls(2011/2031),Office Max(2002/2022),Homeplace(2005/2020)
   Morse Rd.                        100.0  Kohls(2011/2031),Kroger(2031/2071),Kids R Us(2015/2040)
   Upper Arlington                   85.0  TJ Maxx(2001/2006)
   Hamilton Rd.                     100.0  Kohls(2011/2031),Staples(2000/2010)
   W. Broad St.                     100.0  Kohls(2011/2031)
   Olentangy River Rd.               95.4  Kohls(2011/2031)
   Whitehall                         16.1
Brunswick                            96.4  K Mart(2000/2050),Fisher Food(2001/2031)

Dayton -
   Oak Creek                         88.0  Kroger(2012/2037),Victoria's Secret(2004/2019)
   Shiloh Spring Rd.                 98.9  Burlington Coat Factory(2014/2044),Best Buy(2004/2024)
   Springfield                      100.0  K Mart(2010/2030),Kroger(2001/2006)
   Salem Ave.                       100.0  Schottenstein Stores(2000/2020),Circuit City(2017/2037)
   Beavercreek (3)                   90.3  Kroger(1996/2021),Consolidated Stores(1997)
   Centerville                       49.6  Waccamaw Corp(2006/2021)
   Kettering                         87.6  Schottenstein Stores(2000/2015)
   Springboro Pike                   89.2  The MusicLand Group(2007/2022),Office Max(2002/2022)

                             Year        Ownership                           Leasable
                          Developed      Interest/      Land Area              Area
                          or Acquired  (expiration)(2)   (acres)             (sq. ft.)
                           -------       ---------        -----               -------
   Troy                      1986           fee                 8.02                87,660
Canton -
   Belden Village            1972           fee                19.60               161,675
   Canton Hills              1993           fee                 7.80                63,712

Cincinatti -
   Cincinnati                1992           fee                11.60               139,985

   Sharonville               1977    ground lease(2076)        14.99               130,715
                                       joint venture
   Springdale                1988           fee                31.00               321,537



Akron -
   Barberton                 1972           fee                 9.97               119,975
   Massillon                 1988    ground lease(2001)         2.40               102,632
   Waterloo Rd.              1975           fee                 6.91                56,975
Cambridge                    1973           fee                13.08                95,955
Lima                         1995           fee                18.10               194,130

Oklahoma
------
South Tulsa                  1996           fee                 9.61                96,100

Pennsylvania
--------
Philadelphia -
   Springfield               1983           fee                19.66               219,083
   Bustleton(3)              1995    fee, joint venture        21.00               275,033

   Eagleville                1973           fee                15.20               165,410
   Norristown (3)            1984           fee                12.52               136,900
   Cottman & Castor          1983    fee, joint venture         8.12               214,970
   Richboro (3)              1986           fee                14.47                80,737
   Frankford                 1996           fee                 8.65                82,345
   Gallery(3)                1996    ground lease (2035)       13.33               133,309
East Stroudsburg             1973           fee                15.33               167,654
Upper Darby(3)               1996    fee, joint venture                             52,657
Pittsburgh -
   Kennywood                 1973           fee                24.62               196,151
   Penn Hills                1986    ground lease(2027)        31.06               110,517
   New Kensington            1986           fee                12.53               106,624
   West Mifflin Century III  1986           fee                 8.33                84,279
   West Mifflin              1993           fee                 8.77                69,733


Harrisburg-
   Rt. 22                    1972           fee                17.00               175,917

   Olmstead                  1973           fee                21.86               140,481
   Upper Allen               1986           fee                 6.00                59,470
   Middletown                1986           fee                 4.66                35,747

York -
   Eastern Blvd.             1986           fee                 8.00                61,979
   E. Prospect St.           1986           fee                13.65                53,011
   W. Market St.             1986           fee                 3.32                35,500
   Gettysburg                1986           fee                 2.25                30,706
Erie                         1968           fee                 1.96                 2,196
Center Square                1996           fee                12.02               116,055
Whitehall                    1996    ground lease (2081)        8.66                84,524
Easton(3)                    1996           fee                 8.52                82,962
Havertown                    1996           fee                 9.09                80,938
Exton                        1996           fee                 8.90                85,184
Lansdale(3)                  1996    ground lease (2066)        6.90                71,760

                                  Percent Major Leases
                                   Leased  (lease expiration/
                                     (1)   option expiration)
                                    ----   ----------
   Troy                              59.1  Marsh Supermarkets(2001/2016)
Canton -
   Belden Village                    83.1  Twin Value(2018/2043),TJ Maxx(2007/2017)
   Canton Hills                      73.9  Cinemark(1998/2003)

Cincinatti -
   Cincinnati                        66.9  Circuit City(2008/2031),Office Depot(2004/2024),
                                           Consolidated Stores(1999/2009)
   Sharonville                      100.0  K Mart(2004/2054),Kroger(1998/2028)

   Springdale                       100.0  Hechingers(2013/2033),Service Merchandise(2002/2012),
                                           Office Depot(2004/2024),Linens N Things(2005/2015),
                                           Toys R Us(2016/2046)

Akron -
   Barberton                        100.0
   Massillon                        100.0  Hills Dept. Stores(2001)
   Waterloo Rd.                      75.4  Peter J. Schmidt(1999/2024)
Cambridge                           100.0  Quality Stores Inc.(TJX)(2000/2020),Kroger(1999/2024)
Lima                                 98.8  Ray's Supermarket(2011/2026)

Oklahoma
------
South Tulsa                         100.0  Venture Stores(2021/2051)

Pennsylvania
--------
Philadelphia -

   Springfield                       92.8  Schottenstein Stores(2013/2043),Staples(2008/2023)
   Bustleton(3)                      98.4  PETsMART(2006/2016),Pep Boys(2004/2014),
                                           American Multi Theaters(2003/2023),Super Fresh(2021/2045)
   Eagleville                        99.0  K Mart(1999/2019)
   Norristown (3)                    87.6  Giant Food(2017/2037),Staples(2008/2023)
   Cottman & Castor                  97.5  Toys R Us(2002/2052),J.C. Penney(2012/2037)
   Richboro (3)                      85.6  A&P (2002/2032)
   Frankford                        100.0  Kohls(2016/2036)
   Gallery(3)                         0.0
East Stroudsburg                     98.8  K Mart(1997/2022),Weiss Markets(2002/2012)
Upper Darby(3)                       52.0  Mercy Health Corporation(2012/2022)
Pittsburgh -
   Kennywood                         89.6  Hills Dept. Stores(2004/2034),Giant Eagle(2014/2029)
   Penn Hills                       100.0  Hills Dept. Stores(2017/2026)
   New Kensington                    98.9  Giant Eagle(2006/2026)
   West Mifflin Century III         100.0  Hills Dept. Stores(2007/2032)
   West Mifflin                     100.0  Pat Catan(2000/2005)

Harrisburg-
   Rt. 22                           100.0  Hills Dept. Stores(2002/2032),Superpetz, Inc.(2002/2022),
                                           The MusicLand Group(2011/2026)
   Olmstead                          57.4  Electronics Institute(1999)
   Upper Allen                       97.5  Giant Food(2010/2030)
   Middletown                        50.5  U.S.  Postal Service(2016/2026)

York -
   Eastern Blvd.                     98.6  Superpetz, Inc.(2004/2009),Discovery Zone(2005/2015)
   E. Prospect St.                  100.0  Giant Food(2006/2026)
   W. Market St.                    100.0  Giant Food(2002/2017)
   Gettysburg                       100.0  Giant Food(2000/2010)
Erie                                100.0  Barron Oil(2016)
Center Square                       100.0  Kohls(2016/2036),Sears(2002/2007)
Whitehall                           100.0  Kohls(2016/2036)
Easton(3)                             0.0
Havertown                           100.0  Kohls(2016/2036)
Exton                               100.0  Kohls(2016/2036)
Lansdale(3)                           0.0

                             Year        Ownership                           Leasable
                          Developed      Interest/      Land Area              Area
                          or Acquired  (expiration)(2)   (acres)             (sq. ft.)
                           -------       ---------        -----               -------
Bucks -
   Morrisville(3)            1996           fee                11.78               117,511
   Feasterville              1996           fee                 8.69                86,575
   Warrington(3)             1996           fee                 8.52                82,338

South Carolina
---------
Charleston                   1995           fee                17.15               188,237
Charleston                   1978           fee                17.12               169,227
Aiken                        1989           fee                16.60               132,345

Tennessee
------
Madison                      1978    ground lease(2039)        14.49               176,256
Chattanooga                  1973    ground lease(2073)         7.63                44,288

Texas
----
Dallas                       1969    fee, joint venture        75.00               566,826
Mesquite                     1995           fee                 9.00                79,550
Houston                      1973           fee                 4.25                45,494
Garland                      1996           fee                 4.14                41,364
Plano                        1996           fee                 9.67                96,700
North Arlington              1996           fee                 9.70                97,000
Redbird                      1996           fee                 9.65                96,500
Garland                      1996           fee                10.36               103,600
Hulen                        1996           fee                10.60               106,000
West Oaks                    1996           fee                 9.65                96,500
Sam Houston                  1996           fee                10.60               106,000
Baytown                      1996           fee                10.38               103,800

Utah
---
Ogden                        1967           fee                11.36               121,425

Virginia
----
Woodbridge                   1973    ground lease(2072)        19.63               186,142
                                       joint venture
Richmond                     1995           fee                11.47               121,550

West Virginia
--------
Charles Town (3)             1985           fee                22.00               115,621
Martinsburg                  1986           fee                 6.04                43,212


Wisconsin
------
Racine                       1988           fee                14.20               153,530
                                                        ----------      -------------------
Total 210 property interests                                2,909.79            27,360,399
                                                        ----------      -------------------

Acquisitions subsequent to December 31, 1996
Indiana
-----
Lafayette                    1997           fee                17.69               176,940

Disposition subsequent to December 31, 1996
Louisiana
------
Shreveport                   1975           fee                (3.53)              (27,104)
                                                        ----------      -------------------
Total 210 property interests                                2,923.95            27,510,235
                                                        ==========
Retail Store Leases (4)      1995        leasehold                               5,085,738
                                                                        -------------------
Grand Total 267 property interests                                              32,595,973
                                                                        ===================
                                  Percent Major Leases
                                   Leased  (lease expiration/
                                     (1)   option expiration)
                                    ----   ----------
Bucks -
   Morrisville(3)                    24.3  Acme Markets(1997/2022)
   Feasterville                     100.0  Value City(2011/2025)
   Warrington(3)                      0.0

South Carolina
---------
Charleston                           99.2  TJ Maxx(1999/2004),Office Depot(2001/2016),Marshalls(1998/2001)
Charleston                           72.8  Kerrisons(1996/2016),Steinmart(2001/2016)
Aiken                                95.9  Wal-Mart(2002/2032),Food Lion(1997/2018)

Tennessee
------
Madison                              96.3  Old Time Pottery(2001/2006),Trade-A-House(2014)
Chattanooga                          71.8  Echols Furniture & Leasing Company(1997)

Texas
----
Dallas                               55.9  Montgomery Ward(2000/2015)
Mesquite                            100.0  Kroger(2012/2037)
Houston                             100.0  Kroger(1997/2012)
Garland                             100.0  Kroger(2000/2025)
Plano                               100.0  Venture Stores(2021/2051)
North Arlington                     100.0  Venture Stores(2021/2051)

Redbird                             100.0  Venture Stores(2021/2051)
Garland                             100.0  Venture Stores(2021/2051)
Hulen                               100.0  Venture Stores(2021/2051)
West Oaks                           100.0  Venture Stores(2021/2051)
Sam Houston                         100.0  Venture Stores(2021/2051)
Baytown                             100.0  Venture Stores(2021/2051)

Utah
---
Ogden                                99.7  K Mart(2002)

Virginia
----
Woodbridge                           59.1  Ames(TJX)(2000/2020)

Richmond                            100.0  Burlington Coat Factory(2006/2036)

West Virginia
--------
Charles Town (3)                     43.7  Shop N Save(1999/2009)
Martinsburg                         100.0  Martins Food Market(2010/2030)

Wisconsin
------
Racine                               67.6  Schultz Sav-O-Stores(1999/2009),Consolidated Stores(1997/2002)

Total 210 property interests


Acquisitions subsequent to December 31, 199
Indiana
-----
Lafayette                    1997                    94.0  Target(1998/2018),H.H. Gregg(1999/2009),Fabri Centers(1999)

Disposition subsequent to December 31, 1996
Louisiana
------
Shreveport                   1975                  (100.0)

Total 210 property interests

Retail Store Leases (4)      1995                    99.0  Various

Grand Total 267 property interests

(1) Percent leased information as of December 31, 1996 or later of acquisition/disposition.

(2)  The term "joint" venture indicates that the  Company owns the property in conjunction with one or more joint venture partners. The date indicated is the expiration date of any ground lease after giving effect to all renewal periods.

(3)  Denotes redevelopment project.

(4) The Company holds interests in various retail store leases related to the anchor store premises in neighborhood and community shopping centers.

                     Executive Officers of the Registrant

The following table sets forth information with respect to the seven executive officers of the Company as of March 17, 1997.

   Name                  Age     Position                      Since
   ----                  ---     --------                      -----
Milton Cooper            68      Chairman of the Board of       1991
                                 Directors and Chief
                                 Executive Officer

Michael J. Flynn         61      Vice Chairman of the           1996
                                 Board of Directors.
                                 President and Chief            1997
                                 Operating Officer

Joseph V. Denis          45      Vice President -               1993
                                 Construction

Bruce M. Kauderer        50      Vice President -               1995
                                 Legal

Louis J. Petra           43      Chief Financial Officer        1984
                                 and Treasurer

Robert P. Schulman       69      Senior Vice President          1978
                                 and Secretary

Alex Weiss               39      Vice President -               1988
                                 Management Information
                                 Systems

Michael J. Flynn has been President and Chief Operating Officer since January 2, 1997, Vice Chairman of the Board of Directors since January 2, 1996 and a Director of the Company since December 1, 1991. Mr. Flynn was Chairman of the Board and President of Slattery Associates, Inc. for more than five years prior to joining the Company.

Joseph V. Denis has been a Vice President of the Company since October 1993. Mr. Denis was President and Chief Operating Officer of Konover Construction Company, and previously held various positions with such company as a project and construction manager, for more than five years prior to joining the Company in June 1993.

Bruce M. Kauderer has been a Vice President of the Company since June 1995. Mr. Kauderer was a founder of and partner with Kauderer & Pack P.C. from 1992 to June 1995 and a Partner with Fink Weinberger, P.C. for more than five years prior to 1992.

The executive officers of the Company serve in their respective capacities for approximate one-year terms and are subject to re-election by the Board of Directors, generally at the time of the Annual Meeting of the Board of Directors following the Annual Meeting of Stockholders.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

Market Information The Company completed its IPO on November 22, 1991. Shares of Common Stock were sold for cash or exchanged for mortgage debt and equity interests in certain of the Company's shopping center properties based upon an initial public offering price of $13.33 per share. Additional primary public common stock offerings were completed in June 1992, April 1993, January 1995 and February 1996, wherein shares of Common Stock were sold for cash or exchanged for equity interests in shopping center properties based upon $16.92, $22.83, $24.17 and $26.50 per share offering prices, respectively.

The high and low closing sales prices for the Company's Common Stock, which is currently traded on the New York Stock Exchange under the trading symbol "KIM", for each quarter during the two years ended December 31, 1996, were as follows:

                                                       Stock Price
                                                       -----------
               Period                                High       Low
               ------                                ----       ---
        Jan. 1,  1995 - Mar. 31,  1995              26.00      23.75
        Apr. 1,  1995 - June 30,  1995              26.67      24.83
        July 1,  1995 - Sept 30,  1995              27.50      25.25
        Oct. 1,  1995 - Dec. 31,  1995              28.17      23.92
        Jan. 1,  1996 - Mar. 31,  1996              27.88      25.50
        Apr. 1,  1996 - June 30,  1996              28.50      25.75
        July 1,  1996 - Sept.30,  1996              30.25      26.63
        Oct. 1,  1996 - Dec. 31,  1996              34.88      28.38

Holders The approximate number of holders of record of the Company's Common Stock, par value $.01 per share, was 498 as of February 28, 1997.

Dividends Since the IPO, the Company has paid regular quarterly dividends to its stockholders.

Quarterly dividends at the rate of $.36 per share were declared and paid on

November 29, 1994 and January 17, 1995, March 15, 1995 and April 17, 1995, June 15, 1995 and July 17, 1995 and September 15, 1995 and October 16, 1995, respectively. Quarterly dividends at the increased rate of $.39 per share were declared and paid on November 30, 1995 and January 16, 1996, March 15, 1996 and April 15, 1996, June 17, 1996 and July 15, 1996 and September 16, 1996 and October 15, 1996 respectively. On December 2, 1996 the Company declared its dividend payable during the first quarter of 1997 at the increased rate of $.43 per share payable January 15, 1997 to shareholders of record on January 2, 1997. This $.43 per share dividend, if annualized, would equal $1.72 per share, or an annual yield of approximately 5.1% based on the closing price of the Company's Common Stock on the New York Stock Exchange as of February 28, 1997.

The Company has determined that 100% of the total $1.56 and $1.44 per share in dividends paid during 1996 and 1995, respectively, represented ordinary dividend income to its stockholders.

While the Company intends to continue paying regular quarterly dividends, future dividend declarations will be at the discretion of the Board of Directors and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant. The actual cash flow available to pay dividends will be affected by a number of factors, including the revenues received from rental properties, the operating expenses of the Company, the interest expense on its borrowings, the ability of lessees to meet their obligations to the Company and any unanticipated capital expenditures.

In addition to its Common Stock offerings, the Company has capitalized the growth in its business through the issuance of unsecured fixed and floating-rate medium-term notes and underwritten bonds and perpetual preferred stock. Borrowings under the Company's revolving credit facility have also been an interim source of funds to both finance the purchase of properties and meet any short-term working capital requirements. The various instruments governing the Company's issuance of its unsecured public debt, bank debt and preferred stock impose certain restrictions on the Company with regard to dividends, voting, liquidation and other preferential rights available to the holders of such instruments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 7 and 12 of the Notes to Consolidated Financial Statements included in this annual report. Reference should also be made to the documents incorporated by reference into Part II of this annual report listed in "Documents Incorporated by Reference" above for further information with respect to such restrictions.

The Company does not believe that the preferential rights available to the holders of its Class A, Class B and Class C Preferred Stock, the financial covenants contained in its public bond Indenture or its revolving credit agreement will have any adverse impact on the Company's ability to pay dividends in the normal course to its common stockholders or to distribute amounts necessary to maintain its qualification as a REIT.


The Company maintains a dividend reinvestment program pursuant to which common and preferred stockholders may elect to automatically reinvest their dividends to purchase shares of Common Stock. The Company may, from time to time, either
(i) repurchase shares of Common Stock in the open market, or (ii) issue new shares of Common Stock, for the purpose of fulfilling its obligations under this dividend reinvestment program.

Item 6.  Selected Financial Data

The following table sets forth selected, historical consolidated financial data for the Company and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this annual report on Form 10-K.

The Company believes that the book value of its real estate assets, which reflects the historical costs of such real estate assets less accumulated depreciation, is not indicative of the current market value of its properties. Historical operating results are not necessarily indicative of future operating performance.

                                                           Years Ended December 31,
                                             ------------------------------------------------------
                                               1996       1995     1994         1993          1992
                                               ----       ----     ----         ----          ----
                                                           (in thousands, except per share data)
Operating Data:
 Revenues from rental property(1)          $168,144   $143,132   $125,272   $   98,854     $   78,769
 Depreciation and amortization             $ 27,067   $ 26,188   $ 23,478   $   19,898     $   16,829
 Income before
  extraordinary items                      $ 73,827   $ 51,922   $ 41,071      $35,159(3)  $   18,964
 Income per common share,
  before extraordinary items               $   1.61   $   1.33   $   1.17        $1.17(3)  $     0.83
 Funds from operations (2)                 $ 85,106   $ 72,128   $ 59,638   $   50,869     $   36,625
 Interest expense                          $ 27,019   $ 25,585   $ 20,483   $   17,203     $   18,217
 Weighted average number of shares
  of common stock outstanding                35,906     33,388     30,072       28,657         22,709
 Cash dividends per common share           $   1.56   $   1.44   $   1.33   $     1.25     $     0.99

                                                                             December 31,
                                                   -------------------------------------------------------------
                                                        1996         1995         1994         1993         1992
                                                        ----         ----         ----         ----         ----
Balance Sheet Data:
 Real estate, before accumulated depreciation      $1,072,056   $  932,390   $  796,611   $  662,874   $  490,367
 Total assets                                      $1,022,566   $  884,242   $  736,709   $  652,823   $  453,330
 Total debt                                        $  364,655   $  389,223   $  372,999   $  290,886   $  278,026




(1) Does not include revenues from rental property relating to unconsolidated joint ventures or revenues related to the investment in retail store leases.

(2) Industry analysts generally consider funds from operations to be an appropriate measure of the performance of an equity REIT. Funds from operations is defined as net income applicable to common shares before depreciation and amortization, extraordinary items, gains or losses on sales of real estate, plus funds from operations of unconsolidated joint ventures determined on a consistent basis. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and therefore should not be considered a substitute for net income as a measure of results of operations, or for cash flows from operations calculated in accordance with generally accepted accounting principles as a measure of liquidity.


(3) Includes approximately $3.4 million, or $.12 per share, in non-recurring gains related to the sale of a shopping center and a casualty claim related to a joint venture property.

Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this annual report on Form 10-K. Historical results and percentage relationships set forth in the Consolidated Statements of Income contained in the Consolidated Financial Statements, including trends which might appear, should not be taken as indicative of future operations.

Results of Operations

  Comparison of 1996 to 1995

Revenues from rental property increased approximately $25.0 million, or 17.5% to $168.1 million for the year ended December 31, 1996, as compared with $143.1 million for the year ended December 31, 1995. This increase resulted primarily from the combined effect of shopping center acquisitions during the respective periods (39 property interests in 1996 and 18 property interests in 1995) as well as new leasing and re-tenanting within the portfolio at improved rental rates.

Rental property expenses, including depreciation and amortization, increased approximately $8.1 million, or 9.1%, to $97.0 million for the year ended December 31, 1996, as compared with $88.9 million for the preceding calendar year. This increase is primarily due to property acquisitions and renovations within the existing portfolio during the respective periods which gave rise to an overall increase in real estate taxes and depreciation and amortization expenses, as well as increased snow removal costs during 1996. Interest charges increased approximately $1.4 million between the respective periods reflecting higher average outstanding borrowings during calendar year 1996 as compared to the preceding year.

During July 1995, certain subsidiaries of the Company obtained interests in retail store leases relating to the anchor store premises in neighborhood and community shopping centers. These premises have been substantially sublet to retailers which lease the stores pursuant to net lease agreements. Income from the investment in retail store leases during the years ended December 31, 1996 and 1995 were $3.6 and $1.8 million, respectively.

General and administrative expenses increased approximately $1.5 million to $10.3 million for the year ended December 31, 1996, as compared to $8.8 million for the preceding calendar year. This increase is primarily attributable to increased senior management and staff levels during 1996 and 1995.


Other income, net increased approximately $3.3 million for the year ended December 31, 1996 as compared with the preceding year. This increase is primarily attributable to interest earned on funds raised through public equity offerings during 1996 and held in short-term income producing investments pending the acquisition of interests in neighborhood and community shopping center properties.

During September 1996, the Company disposed of a property in Watertown, New York. Cash proceeds from the disposition totaling $1.8 million, together with an additional $2.2 million cash investment, were used to acquire an exchange shopping center property during January 1997.

Net income for the year ended December 31, 1996 of approximately $73.8 million represented an improvement of approximately $21.9 million, as compared with net income of approximately $51.9 million for the preceding calendar year. After adjusting for the gain on the sale of a shopping center property during 1996, net income for 1996 increased by $21.1 million, or $.26 per share, compared to 1995. This substantially improved performance was primarily attributable to property acquisitions and redevelopments, the investment in retail store leases and sustained leasing activity which strengthened operating profitability.

  Comparison of 1995 to 1994

Revenues from rental property increased approximately $17.8 million, or 14.3% to $143.1 million for the year ended December 31, 1995, as compared with $125.3 million for the year ended December 31, 1994. This increase resulted primarily from the combined effect of shopping center acquisitions during the respective periods (18 property interests in 1995 and 11 property interests in 1994) as well as new leasing and re-tenanting within the portfolio at improved rental rates.

Rental property expenses, including depreciation and amortization, increased approximately $8.4 million, or 10.3% to $88.9 million for the calendar year ended December 31, 1995, as compared with $80.5 million for the preceding calendar year. This increase is primarily due to property acquisitions and renovations within the existing portfolio during the periods which gave rise to an overall increase in real estate taxes and depreciation and amortization expenses. Interest charges increased approximately $5.1 million between periods reflecting the higher average outstanding borrowings and the rise in short-term interest rates during 1995 as compared with 1994.

During July 1995, certain subsidiaries of the Company obtained interests in various retail store leases relating to the anchor store premises in neighborhood and community shopping centers. These premises have been substantially sublet to retailers which lease the stores pursuant to net lease agreements. Income from the investment in retail store leases during the year ended December 31, 1995 was $1.8 million.

During 1994, the Company and certain of its subsidiaries repaid various mortgage loans outstanding with banks and other financial institutions resulting in an extraordinary loss of approximately $.8 million. This loss represents the net amount of discounts received, premiums paid and deferred financing and other costs written off in connection with the early satisfaction of these mortgage loans.

Net income for the year ended December 31, 1995 of approximately $51.9 million, represented an improvement of approximately $11.6 million, as compared with net income of approximately $40.3 million for the preceding calendar year. Adjusting for the effect of the extraordinary item during 1994, net income for 1995 increased by $10.8 million, or $.16 per share, compared to 1994. This substantially improved performance was primarily attributable to property acquisitions and redevelopments, the investment in retail store leases and sustained leasing activity which strengthened operating profitability.

Liquidity and Capital Resources Completion of the Company's IPO, which resulted in net cash proceeds of approximately $116 million, permitted the Company to significantly deleverage its real estate portfolio and has made available the public debt and equity markets as the Company's principal source of capital for the future. A $100 million, unsecured revolving credit facility established in June 1994, which is scheduled to expire in June 1999, has made available funds to both finance the purchase of properties and meet any short-term working capital requirements. As of December 31, 1996 there were no borrowings under this credit facility. (See Note 7 of the Notes to Consolidated Financial Statements included in this annual report.) The Company has also implemented a $150 million medium-term notes program pursuant to which it may from time to time offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions and redevelopment costs and (ii) better managing the Company's debt maturities.

Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity raising in the aggregate over $900 million for the purposes of repaying indebtedness, acquiring neighborhood and community shopping centers and for expanding and improving properties in the portfolio.

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

Although the Company receives most of its rental payments on a monthly basis, it intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.

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

Effects of Inflation Substantially all of the Company's leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rents based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of the Company's leases are for terms of less than 10 years, which permits the Company to seek to increase rents upon renewal to market rates. Most of the Company's leases require the tenant to pay an allocable share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. The Company periodically evaluates its exposure to short-term interest rates and will, from time to time, enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate loans.

Item 8.  Financial Statements and Supplementary Data

The response to this Item 8 is included as a separate section of this annual report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and

         Financial Disclosure

None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders to be held on May 28, 1997.


Information with respect to the Executive Officers of the Registrant follows
Part I, Item 4 of this annual report on Form 10-K.

Item 11.  Executive Compensation

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders to be held on May 28, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders to be held on May 28, 1997.

Item 13.  Certain Relationships and Related Transactions

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders to be held on May 28, 1997.

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)      1. Financial Statements -                                                  Form 10-K
                  The following consolidated financial information                  Report
                  is included as a separate section of this annual                  Page
                  report on Form 10-K.                                           ------------
            Report of Independent Accountants                                        33

            Consolidated Financial Statements

                  Consolidated Balance Sheets as of December 31, 1996 and 1995       34

                  Consolidated Statements of Income for the years
                      ended December 31, 1996, 1995 and 1994                         35

                  Consolidated Statements of Stockholders' Equity
                      for the years ended December 31, 1996, 1995 and 1994           36

                  Consolidated Statements of Cash Flows for the years ended
                      December 31, 1996, 1995 and 1994                               37

                  Notes to Consolidated Financial Statements                         38

         2.    Financial Statement Schedules -

               Schedule II -  Valuation and Qualifying Accounts                      49
               Schedule III - Real Estate and Accumulated Depreciation               50

               All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

         3.    Exhibits

               The exhibits listed on the accompanying Index to
               Exhibits are filed as part of this report.                            29

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company for the quarter ended
         December 31, 1996.


                               INDEX TO EXHIBITS

                                                                                  Form 10K
 Exhibits                                                                          Page
----------                                                                        --------
  2.1 -- Form of Plan of Reorganization of Kimco Realty Corporation
              [Incorporated by reference to Exhibit 2.1 to the
              Company's Registration Statement on Form S-11
              No. 33-42588]

  2.2 -- Agreement and Plan of Merger dated July 29, 1994 between
              Kimco Realty Corporation, a Delaware corporation and Kimco Realty Corporation of Maryland, a
              Maryland corporation [Incorporated by reference to
              Exhibit 2.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the
              "1994 10-K")].

  3.1 -- Articles of Amendment and Restatement of the Company,
              dated August 4, 1994 [Incorporated by reference to
              Exhibit 3.1 to the 1994 10-K].

  3.2 -- By-laws of the Company, as amended to August 4, 1994.

  3.3 -- Articles Supplementary relating to the 8 1/2% Class B
              Cumulative Redeemable Preferred Stock, par value $1.00 per share, of the Company, dated July 25, 1995. [Incorporated by referenced to Exhibit 3.3 to the Company's Annual
              Report on Form 10-K for the year ended December 31, 1995
              (file #1-10899) (the "1995 Form 10-K")]

 *3.4 -- Articles Supplementary relating to the 8 3/8% Class C                                55
              55 Cumulative Redeemable Preferred Stock, par value $1.00
              per share, of the Company, dated April 9, 1996.

  4.1 -- Agreement of the Company pursuant to Item 601(b)(4)(iii)(A)
              of Regulation S-K [Incorporated by reference to
              Exhibit 4.1 to Amendment No. 3 to the Company's
              Registration Statement on Form S-11) No. 33-42588]

  4.2 -- Form of $100 million 6-1/2% Senior Notes due 2003
              [Incorporated by reference to Exhibit 4.2 to the Company's
              Annual Report on Form 10-K for the year ended December 31,
              1993, (file #1-10899) (the "1993 Form 10-K")]

  4.3 -- Form of $100 million Floating Rate Senior Notes due 1999
              [Incorporated by reference to Exhibit 4.3 to the 1993
              Form 10-K]


  4.4 -- Certificate of Designations [Incorporated by reference to
              Exhibit 4(d) to Amendment No. 1 to the Registration
              Statement on Form S-3 dated September 10, 1993 (the
              "Registration Statement", Commission File No. 33-67552)].

  4.5 -- Indenture dated September 1, 1993 between Kimco Realty
              Corporation and IBJ Schroder Bank and Trust Company
              [Incorporated by reference to Exhibit 4(a) to the Registration Statement].

  4.6 -- First Supplemental Indenture, dated as of August 4, 1994.
              [Incorporated by reference to Exhibit 4.6 to the 1995
              Form 10-K.]

  4.7 -- Second Supplemental Indenture, dated as of April 7,
              1995 [Incorporated by reference to Exhibit 4(a) to the Company's Current Report on Form 8-K dated April 7, 1995
              (the "April 1995 8-K")].



                          INDEX TO EXHIBITS (continued)

                                                                                    Form 10K
 Exhibits                                                                             Page
-----------                                                                         --------
  4.8 -- Form of Medium-Term Note (Fixed Rate) [Incorporated by
              reference to Exhibit 4(b) to the April 1995 8-K].

  4.9 -- Form of Medium-Term Note (Floating Rate) [Incorporated
              by reference to Exhibit 4(c) to the April 1995 8-K].

 10.1 -- Form of Acquisition Option Agreement between the Company and the subsidiary named therein [Incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Company's Registration Statement on Form S-11
              No. 33-42588].

 10.2 -- Management Agreement between the Company and
              KC Holdings, Inc. [Incorporated by reference to
              Exhibit 10.2 to the Company's Registration Statement on Form S-11 No. 33-47915].

 10.3 -- Amended and Restated Stock Option Plan [Incorporated by
              reference to Exhibit 10.3 to the 1995 Form 10-K.]

 10.4 -- Credit Agreement among Kimco Realty Corporation, The
              Several Lenders from Time to Time Parties Hereto, Chemical
              Bank and The First National Bank of Chicago, as
              Co-Managers and Chemical Bank, as Administrative Agent, dated as of June 30, 1994. [Incorporated by reference to

              Exhibit 10.4 to the Company's Quarterly Report on Form
              10-Q for the quarterly period ended June 30, 1994.

 10.5 -- Employment Agreement, Restricted Equity Agreement,
              Non-Qualified and Incentive Stock Option Agreement, and
              Price Condition Non-Qualified and Incentive Stock Option
              Agreement between Kimco Realty Corporation and Michael J.
              Flynn, each dated November 1, 1995. [Incorporated by reference to Exhibit 10.5 to the 1995 Form 10-K]

*10.6 -- Employment Agreement between Kimco Realty Corporation and        78
              Bruce M. Kauderer, dated May 5, 1995.

*12.1 -- Computation of Ratio of Earnings to Combined Fixed               82
              Charges and Preferred Stock Dividends.

*12.2 -- Computation of Ratio of Funds from Operations to Combined        83
              Fixed Charges and Preferred Stock Dividends.

*21.1 -- Subsidiaries of the Company                                      84

*23.1 -- Consent of Coopers & Lybrand L.L.P.                              89

 99.1 -- Prospectus of Kimco Realty Corporation [Incorporated by
              reference to the Prospectus dated July 12, 1996, filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended].

*   Filed herewith.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            KIMCO REALTY CORPORATION
                                                  (Registrant)

                                            By:  /s/ Milton Cooper
                                            ----------------------------
                                                   Milton Cooper
                                             Chief Executive Officer

Dated:  March 17, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                       Date

/s/  Martin S. Kimmel             Chairman (Emeritus) of    March 17, 1997
---------------------------       the Board of Directors
         Martin S. Kimmel


/s/  Milton Cooper                Chairman of the Board     March 17, 1997
--------------------------        of Directors and Chief
         Milton Cooper            Executive Officer

/s/  Michael J. Flynn             Vice Chairman of the      March 17, 1997
--------------------------        Board of Directors,
         Michael J. Flynn         President and
                                  Chief Operating Officer

/s/  Richard G. Dooley            Director                  March 17, 1997
--------------------------
         Richard G. Dooley

/s/  Joe Grills                   Director                  March 17, 1997
--------------------------
         Joe Grills

/s/  Frank Lourenso               Director                  March 17, 1997
--------------------------
         Frank Lourenso

/s/  Louis J. Petra               Chief Financial Officer   March 17, 1997
--------------------------        and Treasurer
         Louis J. Petra



/s/  Glenn G. Cohen               Director of Accounting    March 17, 1997
---------------------------       and Taxation
      Glenn G. Cohen


/s/  Toni Calandrino              Controller                March 17, 1997
--------------------------
     Toni Calandrino

                          ANNUAL REPORT ON FORM 10-K

                        ITEM 8, ITEM 14 (a) (1) and (2)

                         INDEX TO FINANCIAL STATEMENTS

                                      AND

                         FINANCIAL STATEMENT SCHEDULES

                                    -------

                                                                                    FORM 10-K
                                                                                     Page No.
                                                                                    ----------
KIMCO REALTY CORPORATION AND SUBSIDIARIES

Report of Independent Accountants                                                       33

Consolidated Financial Statements and Financial Statement Schedules:

  Consolidated Balance Sheets as of December 31, 1996 and 1995                          34

  Consolidated Statements of Income for the years ended

         December 31, 1996, 1995 and 1994                                               35

  Consolidated Statements of Stockholders' Equity

         for the years ended December 31, 1996, 1995 and 1994                           36

  Consolidated Statements of Cash Flows for the years ended

         December 31, 1996, 1995 and 1994                                               37

  Notes to Consolidated Financial Statements                                            38

  Financial Statement Schedules:


         II.      Valuation and Qualifying Accounts                                     49
         III.     Real Estate and Accumulated Depreciation                              50

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Kimco Realty Corporation:

         We have audited the consolidated financial statements and the financial statement schedules of Kimco Realty Corporation (the "Company") and Subsidiaries listed in the index on the preceding page of this annual report on Form 10-K. These financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kimco Realty Corporation and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                         COOPERS & LYBRAND L.L.P.

New York, New York
February 28, 1997.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                        December 31,       December 31,
                                                                                            1996               1995
                                                                                    --------------------- ------------------
    ASSETS:
Real Estate
  Rental property
    Land                                                                                    $165,636,244       $143,716,163
    Buildings and improvements                                                               905,033,615        787,287,971
                                                                                    --------------------- ------------------
                                                                                           1,070,669,859        931,004,134
    Less, accumulated depreciation and amortization                                          180,552,647        156,131,718
                                                                                    --------------------- ------------------

                                                                                             890,117,212        774,872,416
  Undeveloped land                                                                             1,386,127          1,386,127
                                                                                    --------------------- ------------------
      Real estate, net                                                                       891,503,339        776,258,543
Investment in retail store leases                                                             18,994,321         22,127,786
Investments and advances in real estate joint ventures                                        15,143,222         12,626,831
Cash and cash equivalents                                                                     37,425,206         16,164,666
Accounts and notes receivable                                                                 13,520,048         16,146,808
Deferred charges and prepaid expenses                                                         17,854,754         17,465,734
Other assets                                                                                  28,125,581         23,451,766
                                                                                    --------------------- ------------------
                                                                                          $1,022,566,471       $884,242,134
                                                                                    ===================== ==================

    LIABILITIES & STOCKHOLDERS' EQUITY:
Notes payable                                                                               $310,250,000       $325,250,000
Mortgages payable                                                                             54,404,939         63,972,735
Accounts payable and accrued expenses                                                         21,983,886         19,253,444
Dividends payable                                                                             18,720,819         14,217,726
Other liabilities                                                                              7,242,868         10,100,578
                                                                                    --------------------- ------------------
                                                                                             412,602,512        432,794,483
                                                                                    --------------------- ------------------
Minority interests in partnerships                                                             4,659,080          4,297,191
                                                                                    --------------------- ------------------
Commitments and contingencies

Stockholders' equity
  Preferred Stock, $1 par value, authorized 930,000 shares
  Class A Preferred Stock, authorized 345,000 shares
      Issued and outstanding 300,000 shares                                                      300,000            300,000
      Aggregate liquidation preference $75,000,000
  Class B Preferred Stock, authorized 230,000 shares

      Issued and outstanding 200,000 shares                                                      200,000            200,000
      Aggregate liquidation preference $50,000,000
  Class C Preferred Stock, authorized 460,000 shares
      Issued and outstanding 400,000 shares                                                      400,000             -
      Aggregate liquidation preference $100,000,000
  Common stock, $.01 par value,
    Authorized 50,000,000 shares
      Issued and outstanding 36,215,055 and 33,731,348
        shares, respectively                                                                     362,151            337,313
  Paid-in capital                                                                            719,601,956        562,311,822
  Cumulative distributions in excess of net income                                          (115,093,138)      (114,665,183)
                                                                                    --------------------- ------------------
                                                                                             605,770,969        448,483,952
  Notes receivable from officer stockholders                                                    (466,090)        (1,333,492)
                                                                                    --------------------- ------------------
                                                                                             605,304,879        447,150,460
                                                                                    --------------------- ------------------
                                                                                          $1,022,566,471       $884,242,134
                                                                                    ===================== ==================

The accompanying notes are an integral part of these consolidated financial statements.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                               ________________

                                                                         Year Ended December 31,
                                                  ---------------------------------------------------------------------
                                                         1996                     1995                     1994
                                                  --------------------     --------------------     -------------------

Revenues from rental property                            $168,144,419             $143,132,165            $125,272,037
                                                  --------------------     --------------------     -------------------
Rental property expenses:
  Rent                                                      1,417,263                1,301,340               1,289,777
  Real estate taxes                                        19,815,808               16,869,710              16,214,776
  Interest                                                 27,019,283               25,585,063              20,482,687
  Operating and maintenance                                21,659,620               18,935,374              19,097,677
  Depreciation and amortization                            27,066,709               26,187,794              23,477,865
                                                  --------------------     --------------------     -------------------
                                                           96,978,683               88,879,281              80,562,782
                                                  --------------------     --------------------     -------------------
        Income from rental property                        71,165,736               54,252,884              44,709,255

Income from investment in retail store leases               3,631,845                1,810,505              -
                                                  --------------------     --------------------     -------------------
                                                           74,797,581               56,063,389              44,709,255

Management fee income                                       3,447,577                3,736,062               2,970,512
General and administrative expenses                       (10,333,924)              (8,831,626)             (8,511,622)
Equity in income (losses) of real estate joint
  ventures, net                                               820,083                 (288,582)                (74,101)
Minority interests in income of partnerships, net            (470,441)                (215,656)               (114,929)
Other income, net                                           4,764,062                1,458,212               2,092,223

                                                  --------------------     --------------------     -------------------
        Income before gain on sale of shopping
         center and extraordinary item                     73,024,938               51,921,799              41,071,338

Gain on sale of shopping center                               801,955               -                       -
                                                  --------------------     --------------------     -------------------
        Income before extraordinary item                   73,826,893               51,921,799              41,071,338

Extraordinary item                                        -                         -                         (824,635)
                                                  --------------------     --------------------     -------------------
        Net income                                        $73,826,893              $51,921,799             $40,246,703
                                                  ====================     ====================     ===================

        Net income applicable to common shares            $57,692,418              $44,291,243             $34,434,203
                                                  ====================     ====================     ===================
Per common share:
  Income before extraordinary item                              $1.61                    $1.33                   $1.17

                                                                =====                    =====                   =====
  Net income                                                    $1.61                    $1.33                   $1.15
                                                                =====                    =====                   =====

The accompanying notes are an integral part of these consolidated financial statements.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For the Years Ended December 31, 1996, 1995 and 1994

                    ---------------------------------------


                                                          Preferred Stock              Common Stock         Paid-in
                                                   ----------------------  ---------------------------
                                                    Issued      Amount        Issued         Amount         Capital
                                                   ----------  ----------  --------------  ----------- ------------------
Balance, December 31, 1993                           300,000    $300,000      30,043,298     $300,433       $430,097,996

    Net income
    Dividends ($1.69 per common
      share and $1.9375 per Class A Depositary Share)
    Exercise of common stock options                                              54,598          546            837,725
    Collection of notes receivable

                                                   ----------  ----------  --------------  ----------- ------------------
Balance, December 31, 1994                           300,000     300,000      30,097,896      300,979        430,935,721

    Net income
    Dividends ($1.47 per common share; $1.9375 and
      $.99757 per Class A and Class B Depositary Shares,
       respectively)
    Issuance of preferred stock                      200,000     200,000                                      47,975,027
    Issuance of common stock                                                   3,592,871       35,929         82,724,947
    Exercise of common stock options                                              40,581          405            676,127
    Collection of notes receivable

                                                   ----------  ----------  --------------  ----------- ------------------
Balance, December 31, 1995                           500,000     500,000      33,731,348      337,313        562,311,822


    Net income
    Dividends ($1.60 per common share; $1.9375, $2.125
      and $1.59943 per Class A, Class B and Class C
      Depositary Shares, respectively)
    Issuance of preferred stock                      400,000     400,000                                      96,037,337
    Issuance of common stock                                                   2,320,125       23,201         58,087,001
    Exercise of common stock options                                             163,582        1,637          3,165,796
    Collection of notes receivable

                                                   ----------  ----------  --------------  ----------- ------------------
Balance, December 31, 1996                           900,000    $900,000      36,215,055     $362,151       $719,601,956
                                                   ==========  ==========  ==============  =========== ==================


                                                                 Cumulative
                                                               Distributions                         Total
                                                                 in Excess          Notes        Stockholders'
                                                               of Net Income     Receivable         Equity
                                                               ---------------  --------------  ----------------
Balance, December 31, 1993                                       ($92,826,297)    ($1,659,909)     $336,212,223

    Net income                                                     40,246,703                        40,246,703
    Dividends ($1.69 per common
      share and $1.9375 per Class A Depositary Share)             (56,756,013)                      (56,756,013)
    Exercise of common stock options                                                                    838,271
    Collection of notes receivable                                                    170,616           170,616

                                                               ---------------  --------------  ----------------
Balance, December 31, 1994                                       (109,335,607)     (1,489,293)      320,711,800

    Net income                                                     51,921,799                        51,921,799
    Dividends ($1.47 per common share; $1.9375 and
      $.99757 per Class A and Class B Depositary Shares,
       respectively)                                              (57,251,375)                      (57,251,375)
    Issuance of preferred stock                                                                      48,175,027
    Issuance of common stock                                                                         82,760,876
    Exercise of common stock options                                                                    676,532
    Collection of notes receivable                                                    155,801           155,801

                                                               ---------------  --------------  ----------------
Balance, December 31, 1995                                       (114,665,183)     (1,333,492)      447,150,460


    Net income                                                     73,826,893                        73,826,893
    Dividends ($1.60 per common share; $1.9375, $2.125
      and $1.59943 per Class A, Class B and Class C
      Depositary Shares, respectively)                            (74,254,848)                      (74,254,848)
    Issuance of preferred stock                                                                      96,437,337
    Issuance of common stock                                                                         58,110,202
    Exercise of common stock options                                                                  3,167,433
    Collection of notes receivable                                                    867,402           867,402

                                                               ---------------  --------------  ----------------
Balance, December 31, 1996                                      ($115,093,138)      ($466,090)     $605,304,879
                                                               ===============  ==============  ================


The accompanying notes are an integral part of these consolidated financial statements.
                                     -36-

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           _________________________

                                                                                                  Year Ended December 31,
                                                                                  ------------------------------------------------
                                                                                       1996             1995           1994
                                                                                  ---------------- ---------------  --------------
Cash flow from operating activities:
  Net income                                                                          $73,826,893     $51,921,799     $40,246,703
  Adjustments for noncash items -
    Depreciation and amortization                                                      27,066,709      26,187,794      23,477,865
    Extraordinary item                                                                      -               -             824,635
    Gain on sale of shopping center                                                      (801,955)          -               -
    Minority interests in income of partnerships, net                                     470,441         215,656         114,929
    Equity in (income) losses of real estate joint ventures, net                         (820,083)        288,582          74,101
    Change in accounts and notes receivable                                             2,626,760        (940,256)     (4,201,513)
    Change in accounts payable and accrued expenses                                     2,730,442       1,162,406       5,137,747
    Change in other operating assets and liabilities                                   (3,207,396)     (4,602,986)     (2,741,867)
                                                                                  ---------------- ---------------  --------------
          Net cash flow provided by operations                                        101,891,811      74,232,995      62,932,600
                                                                                  ---------------- ---------------  --------------

Cash flow from investing activities:
    Acquisition of and improvements to real estate                                   (140,916,684)   (105,139,671)   (133,736,793)
    Investment in retail store leases                                                       -         (23,026,673)          -
    Acquisition of real estate through joint venture investment                             -          (6,523,502)          -
    Investment in marketable equity securities                                         (4,935,008)     (2,470,990)          -
    Construction advances to real estate joint ventures                                     -          (1,870,500)     (8,445,819)
    Reimbursement of construction advance to real estate joint venture                      -           6,794,928           -
    Proceeds from sale of shopping center                                               1,825,000       4,975,582           -
                                                                                  ---------------- ---------------  --------------
           Net cash flow used for investing activities                               (144,026,692)   (127,260,826)   (142,182,612)
                                                                                  ---------------- ---------------  --------------

Cash flow from financing activities:
    Principal payments on debt, excluding
       normal amortization of rental property debt                                     (8,299,980)    (29,037,746)   (122,138,914)
    Principal payments on rental property debt, net                                    (1,267,816)     (1,221,912)       (948,303)
    Change in notes payable                                                           (15,000,000)     20,050,000     205,200,000
    Dividends paid                                                                    (69,751,755)    (53,885,490)    (45,904,172)
    Proceeds from issuance of stock                                                   157,714,972     122,343,419         838,271
                                                                                  ---------------- ---------------  --------------
            Net cash flow provided by financing activities                             63,395,421      58,248,271      37,046,882
                                                                                  ---------------- ---------------  --------------

        Increase(decrease) in cash and cash equivalents                                21,260,540       5,220,440     (42,203,130)

Cash and cash equivalents, beginning of year                                           16,164,666      10,944,226      53,147,356
                                                                                  ---------------- ---------------  --------------

Cash and cash equivalents, end of year                                                $37,425,206     $16,164,666     $10,944,226
                                                                                  ================ ===============  ==============

Supplemental schedule of noncash investing/financing activity:
    Acquisition of real estate interests by issuance of common stock and
      assumption of debt                                                                              $38,714,717
                                                                                  ================ ===============  ==============

  Declaration of dividends paid in succeeding year                                    $18,720,819     $14,217,726     $10,851,841
                                                                                  ================ ===============  ==============


The accompanying notes are an integral part of these consolidated financial statements.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    -------


1.    Summary of Significant Accounting Policies:

        Business

         Kimco Realty Corporation (the "Company") its subsidiaries, affiliates and related real estate joint ventures are engaged principally in the operation of neighborhood and community shopping centers which are anchored generally by discount department stores, supermarkets or drugstores. Additionally, the Company provides management services for shopping centers owned by affiliated entities and various real estate joint ventures.

         The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base, avoiding dependence on any single property or tenant. At December 31, 1996, the Company's single largest neighborhood and community shopping center and tenant accounted for only 2.3% and 4.2%, respectively, of the Company's annualized base rental revenues.

         Principles of Consolidation and Estimates

         The accompanying Consolidated Financial Statements include the accounts of the Company, its subsidiaries, all of which are wholly-owned, and all majority-owned partnerships. All significant intercompany balances and transactions have been eliminated in consolidation.

         Generally accepted accounting principles require the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. Actual results may differ from such estimates.

         Real Estate

         Real estate assets are stated at cost, less accumulated depreciation and amortization. Such carrying amounts would be adjusted, if necessary, to reflect an impairment in the value of the assets. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets, as follows:

            Buildings                                15 to 39 years
            Fixtures and leasehold improvements      Terms of leases or useful
                                                     lives, whichever is shorter


        Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations are capitalized.

        Investments in Real Estate Joint Ventures

        Investments in real estate joint ventures are accounted for on the equity method.

        Deferred Leasing and Financing Costs

        Costs incurred in obtaining tenant leases and long-term financing, included in deferred charges and prepaid expenses in the accompanying

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES

                                    -------


            Consolidated Balance Sheets, are amortized over the terms of the related leases or debt agreements, as applicable.

         Revenue Recognition

         Minimum revenues from rental property are recognized on a straight-line basis over the terms of the related leases.

         Income Taxes

         The Company and its subsidiaries file a consolidated Federal income tax return. The Company has made an election to qualify, and believes it is operating so as to qualify, as a Real Estate Investment Trust (a "REIT") for Federal income tax purposes. Accordingly, the Company generally will not be subject to Federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code.

         Per Share Data

         Income per share of common stock is based upon 35,906,029, 33,388,004 and 30,072,486 weighted average numbers of common shares outstanding during years 1996, 1995 and 1994, respectively.

2.       Shopping Center Acquisitions:

         During the years 1996, 1995 and 1994 certain subsidiaries of the Company acquired real estate interests in various shopping center properties at aggregate costs of approximately $39 million, $83 million and $89 million, respectively. These acquisitions have been funded principally through the application of proceeds from the Company's public unsecured debt and equity offerings. (See Notes 12 and 14.)

3.       Retail Property Acquisitions:

         During January 1996, certain subsidiaries of the Company entered into two sale-leaseback transactions pursuant to which it acquired fee title to 16 retail properties located in Texas, Iowa, Oklahoma, Illinois and Kansas for a purchase price of $40 million. Simultaneously, the Company executed two long-term net leases covering the 16 locations pursuant to which the seller/tenant may remain in occupancy and continue to conduct business in these premises.

         During August 1996, certain subsidiaries of the Company acquired interests in 16 retail properties, including 2 properties to which the Company and its affiliates already held fee title, for $21.8 million in cash. These property interests were acquired from a retailer which had elected to discontinue operation of its discount department store division. The Company has executed long-term net leases with tenants covering 8 of the properties and is actively involved in negotiations concerning the re-tenanting and redevelopment of the remaining locations.

         These retail property acquisitions have been funded principally through the the application of proceeds from the Company's 1996 equity offerings.
            (See Note 12.)

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES

                                    -------

4.       Investment in Retail Store Leases:

         During July 1995, certain subsidiaries of the Company obtained interests in various retail store leases relating to the anchor store premises in neighborhood and community shopping centers. These premises have been substantially sublet to retailers which lease the stores pursuant to net lease agreements. Income from the investment in these retail store leases during the years ended December 31, 1996 and 1995 was approximately $3.6 million and $1.8 million, respectively. These amounts represent sublease revenues during the years ended December 31, 1996 and 1995 of approximately $21.0 million and $8.7 million, respectively, less related expenses of $15.2 million and $6.0 million, respectively, and an amount, which in management's estimate, reasonably provides for the recovery of the investment over a ten-year period. The Company's future minimum revenues under the terms of all noncancellable tenant subleases and future minimum obligations through the remaining terms of its retail store leases are as follows (in millions of dollars): 1997, $19.2 and $14.4; 1998, $19.4 and $14.2; 1999, $17.1 and $12.7; 2000, $13.5
            and $10.0; 2001, $10.1 and $7.1; and thereafter, $15.6 and $10.6, respectively.

5.    Investments and Advances in Real Estate Joint Ventures:

         The Company and its subsidiaries have investments in and advances to various real estate joint ventures. These joint ventures are engaged in the operation of shopping centers which are either owned or held under long-term operating leases. Summarized financial information for the recurring operations of these real estate joint ventures is as follows (in millions of dollars):

                                               December 31,
                                         -----------------------
                                         1996               1995
                                         ----               ----
            Assets:

               Real estate, net          $41.5             $40.0
               Other assets                4.0               5.3
                                         -----             -----

                                         $45.5             $45.3
                                         =====             =====

            Liabilities and Partners'
             Capital:

               Mortgages payable         $30.3             $31.2
               Other liabilities          15.1              13.2
               Partners' capital            .1                .9
                                         -----             -----
                                         $45.5             $45.3
                                         =====             =====

                                        Years Ended December 31,

                                         1996     1995    1994
                                         ----     ----    ----
            Revenues from rental
               property                 $11.2     $8.3    $7.5
            Operating expenses           (2.9)    (2.1)   (1.7)
            Mortgage interest            (2.5)    (2.4)   (1.8)
            Depreciation and
               amortization              (2.2)    (2.0)   (1.6)
            Other, net                   (1.3)    (1.2)   (1.3)
                                        -----    -----   -----


               Net income                $2.3      $.6    $1.1
                                        =====    =====    ====

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES

                                    -------

         Other liabilities in the accompanying Consolidated Balance Sheets include accounts with certain real estate joint ventures totaling approximately $4.1 and $4.7 million at December 31, 1996 and 1995, respectively. The Company and its subsidiaries have varying equity interests in these real estate joint ventures which may differ from their proportionate share of net income or loss recognized in accordance with generally accepted accounting principles.

6.    Cash and Cash Equivalents:

         Cash and cash equivalents (demand deposits in banks, commercial paper and certificates of deposit with original maturities of three months or less) includes tenants' security deposits, escrowed funds and other restricted deposits approximating $2.4 million and $.1 million at December 31, 1996 and 1995, respectively.

         Cash and cash equivalent balances may, at a limited number of banks and financial institutions, exceed insurable amounts. The Company believes it mitigates its risks by investing in or through major financial institutions. Recoverability of investments is dependent upon the performance of the issuers.

7.       Notes Payable:

         The Company has implemented a $150 million unsecured medium-term notes
            ("MTN") program pursuant to which it may from time to time offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisition and redevelopment costs, and (ii) better managing the Company's debt maturities.

         During August 1996, the Company redeemed its $50 million unsecured
            Floating Rate Senior Notes due in 1998. These Floating Rate Senior Notes, redeemable at par at the option of the Company after May 11, 1996 and bearing interest at LIBOR plus .50%, were refinanced with a $50 million floating-rate unsecured medium-term note. This medium-term note is due in 1998 and bears interest at LIBOR plus .12% (5.6% at December 31, 1996). Interest on this floating-rate, senior unsecured medium-term note resets and is payable quarterly in arrears.

         As of December 31, 1996, an additional principal amount of $60.25 million in fixed-rate senior unsecured notes had been issued under the MTN program for the acquisition of neighborhood and community shopping centers and the expansion and improvement of properties in the Company's portfolio. These notes have maturities ranging from ten to twelve years and bear interest at rates ranging from 6.70% to 7.91%. Interest on these fixed-rate senior unsecured notes is payable semi-annually in arrears.

         As of December 31, 1996, the Company had $100 million in Floating Rate
            Senior Notes due 1999 bearing interest at LIBOR plus .50% (6.0% at December 31, 1996). Interest on these floating-rate, senior unsecured notes resets and is payable quarterly in arrears.

         As of December 31, 1996, the Company had $100 million in 6.5% fixed-rate unsecured Senior Notes due 2003. Interest on these senior unsecured notes is paid semi-annually in arrears.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES

                                    -------


         In accordance with the terms of the Indenture pursuant to which the Company's senior, unsecured notes have been issued, the Company is
            (a) subject to maintaining certain maximum leverage ratios on both unsecured senior corporate and secured debt, minimum debt service coverage ratios and minimum equity levels, and (b) restricted from paying dividends in amounts that exceed by more than $26 million the funds from operations, as defined, generated through the end of the calendar quarter most recently completed prior to the declaration of such dividend; however, this dividend limitation does not apply to any distributions necessary to maintain the Company's qualification as a REIT providing the Company is in compliance with its total leverage limitations.

         The Company maintains a $100 million, unsecured revolving credit agreement with a group of banks. Borrowings under this facility are available for general corporate purposes, including property acquisitions and redevelopment. Interest on borrowings accrues at a spread (currently .75%) to LIBOR which fluctuates in accordance with changes in the Company's senior debt ratings. A fee approximating .16% per annum is payable on that portion of the facility which remains unused. Pursuant to the terms of the agreement, the Company, among other things, is (a) subject to maintaining certain maximum leverage ratios on both unsecured senior corporate and secured debt, a minimum debt service coverage ratio and minimum unencumbered asset and equity levels, and (b) restricted from paying dividends in amounts that exceed 90% of funds from operations, as defined, plus 10% of the Company's stockholders' equity determined in accordance with generally accepted accounting principles. There were no borrowings outstanding under this facility at December 31, 1996. This revolving credit facility is scheduled to expire in June 1999.

8.       Mortgages Payable:

         Mortgages payable, collateralized by certain shopping center properties and related tenants' leases, are generally due in monthly installments of principal and/or interest which mature at various dates through 2007. Interest rates range from approximately 6.8% to 12.9% (weighted average interest rate of 8.7% as of December 31, 1996). The scheduled maturities of all mortgages payable as of December 31, 1996, are approximately as follows (in millions of dollars): 1997, $5.6; 1998, $5.3; 1999, $19.6; 2000, $6.9; 2001,
            $5.3; and thereafter, $11.7.

         Three of the Company's properties are encumbered by approximately $13.8 million in floating-rate, tax-exempt mortgage bond financing. The rates on the bonds are reset annually, at which time bondholders have the right to require the Company to repurchase the bonds. The Company has engaged a remarketing agent for the purpose of offering for resale those bonds that are tendered to the Company. All bonds tendered for redemption in the past have been remarketed and the Company has arrangements, including letters of credit, with banks to both collateralize the principal amount and accrued interest on such bonds and to fund any repurchase obligations.

9.       Extraordinary Item:

         The Consolidated Statement of Income for the calendar year ended 1994 includes approximately $.8 million, or $.02 per share, representing the net amount of discounts received, premiums paid and deferred financing and other costs written-off in connection with the early satisfaction of mortgage debt.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES

                                    -------
10.      KC Holdings, Inc.:

         To facilitate the Company's November 1991 initial public stock offering
            (the "IPO"), forty-six shopping center properties and certain other assets, together with indebtedness related thereto, were transferred to subsidiaries of KC Holdings, Inc. ("KC Holdings"), a newly-formed corporation that is owned by the stockholders of the Company prior to the IPO. The Company continues to manage eighteen of these shopping center properties and was granted ten-year, fixed-price options to reacquire the real estate assets owned by KC Holdings' subsidiaries, subject to any liabilities outstanding with respect to such assets at the time of an option exercise. As of December 31, 1996, KC Holdings' subsidiaries had conveyed 14 shopping centers back to the Company and had disposed of ten additional centers in transactions with third parties. The members of the Company's Board of Directors who are not also shareholders of KC Holdings have unanimously approved the purchase of each of the 14 shopping centers that have been reacquired by the Company from KC Holdings. (See Note 14.)

         Selected financial information for the twenty-two properties owned by KC Holdings' subsidiaries as of and for the year ended December 31, 1996, is as follows: Real estate, net of accumulated depreciation and amortization, $55.5 million; Notes and mortgages payable, $64.0 million; Revenues from rental property, $11.2 million; Loss from rental operations, $.3 million, after depreciation and amortization deductions of $2.1 million; Income adjustment for real estate joint ventures, net, $.4 million.

11.   Fair Value Disclosure of Financial Instruments:

      All financial instruments of the Company are reflected in the accompanying
         Consolidated Balance Sheets at amounts which, in management's estimation based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt) considered appropriate, reasonably approximate their fair values. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of the Company's financial instruments.

12.   Preferred and Common Stock:

      On April 10, 1996, the Company completed a public offering of 4,000,000
         Depositary Shares (the "Class C Depositary Shares") at $25.00 per share, each such Class C Depositary Share representing 1/10 of a share of the Company's 8-3/8% Class C Cumulative Redeemable Preferred Stock (the "Class C Preferred Stock"), par value $1.00 per share. The cash proceeds to the Company, net of related transaction costs of approximately $3.6 million, totaling approximately $96.4 million, have been used for the acquisition of interests in neighborhood and community shopping centers, and the redevelopment, expansion and improvement of properties in the Company's portfolio.

      Dividends on the Class C Depositary Shares are cumulative and payable quarterly in arrears at the rate of 8-3/8% per annum based on the $25 per share initial offering price, or $2.0938 per share. The Class C Depositary Shares are redeemable, in whole or in part, for cash on or after April 15, 2001 at the option of the Company at a redemption price of $25 per share, plus any accrued and unpaid dividends thereon. The redemption price of the Class C Preferred Stock may be paid solely from the sale proceeds of other capital stock of the Company, which may include other classes or series of preferred stock. The Class C Depositary Shares are not convertible or exchangeable for any other property or securities of the Company. The Class C Preferred Stock (represented by the Class C Depositary Shares outstanding)

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES

                                    -------


         ranks pari passu with the Company's 7-3/4% Class A Cumulative Redeemable Preferred Stock and 8-1/2% Class B Cumulative Redeemable Preferred Stock as to voting rights, priority for receiving dividends and liquidation preferences as set forth below.

      On July 26, 1995, the Company completed a public offering of 2,000,000
         Depositary Shares (the "Class B Depositary Shares") at $25.00 per share, each such Class B Depositary Share representing 1/10 of a share of the Company's 8-1/2% Class B Cumulative Redeemable Preferred Stock (the "Class B Preferred Stock"), par value $1.00 per share. The cash proceeds to the Company, net of related transaction costs of approximately $1.8 million, totaling approximately $48.2 million, have been used for the acquisition of interests in neighborhood and community shopping centers, and the redevelopment, expansion and improvement of properties in the Company's portfolio.

      Dividends on the Class B Depositary Shares are cumulative and payable quarterly in arrears at the rate of 8-1/2% per annum based on the $25 per share initial offering price, or $2.125 per share. The Class B Depositary Shares are redeemable for cash, in whole or in part, on or after July 15, 2000 at the option of the Company at a redemption price of $25 per share, plus any accrued and unpaid dividends thereon. The redemption price of the Class B Preferred Stock may be paid solely from the sale proceeds of other capital stock of the Company, which may include other classes or series of preferred stock. The Class B Depositary Shares are not convertible or exchangeable for any other property or securities of the Company. The Class B Preferred Stock (represented by the Class B Depositary Shares outstanding) ranks pari passu with the Company's 7-3/4% Class A Cumulative Redeemable Preferred Stock and 8-3/8% Class C Cumulative Redeemable Preferred Stock as to voting rights, priority for receiving dividends and liquidation preferences as set forth below.

      The Company also has outstanding 3,000,000 Depositary Shares (the "Class A
         Depositary Shares"), each such Class A Depositary Share representing 1/10 of a share of the Company's 7-3/4% Class A Cumulative Redeemable Preferred Stock (the "Class A Preferred Stock"), par value $1.00 per share. Dividends on the Class A Depositary Shares are cumulative and payable quarterly in arrears at the rate of 7-3/4% per annum based on the $25 per share initial offering price, or $1.9375 per share. The Class A Depositary Shares are redeemable for cash, in whole or in part, on or after September 23, 1998 at the option of the Company, at a redemption price of $25 per share, plus any accrued and unpaid dividends thereon. The Class A Depositary Shares are not convertible or exchangeable for any other property or securities of the Company. The Class A Preferred Stock (represented by the Class A Depositary Shares outstanding) ranks pari passu with the Company's Class B Preferred Stock and Class C Preferred Stock as to voting rights, priority for receiving dividends and liquidation preferences as set forth below.

      Voting Rights - As to any matter on which the Class A Preferred Stock,
         Class B Preferred Stock and Class C Preferred Stock (collectively, the "Preferred Stock") may vote, including any action by written consent, each share of Preferred Stock shall be entitled to 10 votes, each of which 10 votes may be directed separately by the holder thereof. With respect to each share of Preferred Stock, the holder thereof may designate up to 10 proxies, with each such proxy having the right to vote a whole number of votes (totaling 10 votes per share of Preferred Stock). As a result, each Class A, each Class B and each Class C Depositary Share is entitled to one vote.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES

                                    -------


      Liquidation Rights - In the event of any liquidation, dissolution or winding up of the affairs of the Company, the Preferred Stock holders are entitled to be paid, out of the assets of the Company legally available for distribution to its stockholders, a liquidation preference of $250.00 per share ($25 per Class A, Class B and Class C Depositary Share, respectively), plus an amount equal to any accrued and unpaid dividends to the date of payment, before any distribution of assets is made to holders of Common Stock or any other capital stock that ranks junior to the Preferred Stock as to liquidation rights.

      On February 2, 1996, the Company completed a primary public stock offering of 2,200,000 shares of Common Stock at $26.50 per share. The proceeds from this sale of Common Stock, net of related transaction costs of approximately $3.4 million, totaling approximately $55.0 million, have been used primarily for the acquisition of neighborhood and community shopping centers.

      On January 24, 1995, the Company completed a primary public stock offering with the sale of 2,700,000 shares of Common Stock at $24.17 per share. Effective January 31 and February 16, 1995, the Company sold an additional 225,000 and 129,300 shares, respectively, of Common Stock at $24.17 per share pursuant to elections by the underwriters to exercise, in part, their over-allotment option. The cash proceeds to the Company from these sales of Common Stock, net of related transaction costs of approximately $4.3 million, totaling approximately $69.5 million, have been used to (a) repay $20.8 million in debt assumed in connection with the acquisition of nine shopping centers from a subsidiary of KC Holdings, (See Note 14.) (b) temporarily repay borrowings under the Company's revolving credit facility, and (c) expand and improve properties in the Company's portfolio.

13.   Dispositions of Real Estate:

      During September 1996, the Company disposed of a property in Watertown, New York. Proceeds from the disposition totaling approximately $1.8 million in cash, together with an additional $2.2 million cash investment, were used to acquire an exchange shopping center property located in Lafayette, IN during January 1997.

      During March 1995, a subsidiary of the Company disposed of a property in Vernon, Connecticut. Cash proceeds from the disposition totaled approximately $5.0 million, and the purchaser acquired the property subject to approximately $3.0 million in mortgage debt. The cash proceeds, together with approximately $4.7 million in cash, have been used to acquire exchange shopping centers located in Richmond, VA and South Miami, FL.

14.   Transactions with Related Parties:

      The Company provides management services for shopping centers owned principally by affiliated entities and various real estate joint ventures in which certain stockholders of the Company have economic interests. Such services are performed pursuant to management agreements which provide for fees based upon a percentage of gross revenues from the properties and other direct costs incurred in connection with management of the centers. The Consolidated Statements of Income include management fee income from KC Holdings of approximately $.6 million, $.6 million, and $.8 million during years 1996, 1995, and 1994, respectively.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES

                                    -------

      During January 1995, the Company exercised its option to acquire nine shopping center properties from a subsidiary of KC Holdings. These shopping centers, comprising approximately 1.2 million square feet of gross leasable area, were acquired for an aggregate option purchase price of approximately $39 million, paid $9.3 million in shares of the Company's Common Stock (valued at $24.17 per share) and $29.7 million through the assumption of debt encumbering the properties. Approximately $20.8 million of the debt assumed in connection with the acquisition of these properties was repaid by the Company immediately following the purchase with proceeds from its January 1995, Common Stock offering. The members of the Company's Board of Directors who are not also shareholders of KC Holdings have unanimously approved the Company's purchase of these nine shopping centers.

      Reference should be made to Notes 5 and 10 for further information regarding transactions with related parties.

15.   Commitments and Contingencies:

      The Company and its subsidiaries are engaged in the operation of shopping centers which are either owned or held under long-term leases which expire at various dates through 2076. The companies in turn lease premises in these centers to tenants pursuant to lease agreements which provide for terms ranging generally from 5 to 25 years and for annual minimum rentals plus incremental rents based on operating expense levels and tenants' sales volumes. Annual minimum rentals plus incremental rents based on operating expense levels comprised approximately 97% of total revenues from rental property during years 1996, 1995 and 1994, respectively.

      The future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows (in millions of dollars): 1997, $130.5; 1998, $122.3; 1999,
         $113.7; 2000, $100.1; 2001, $89.2; and thereafter, $708.9.

      Minimum rental payments under the terms of all noncancellable operating leases pertaining to its shopping center portfolio for future years are approximately as follows (in millions of dollars): 1997, $1.7; 1998, $1.7; 1999, $1.7; 2000, $1.7; 2001, $1.4; and thereafter, $36.7.

16.   Incentive Plans:

      The Company maintains a stock option plan (the "Plan") pursuant to which a maximum 3,000,000 shares of Common Stock may be issued for qualified and non-qualified options. Options granted under the Plan generally vest ratably over a three-year term, expire ten years from the date of grant and are exercisable at the market price on the date of grant, unless otherwise determined by the Board in its sole discretion.

      The Company has extended loans to certain executive officers to supplement available margin loans and partially fund the purchase of shares of the Company's Common Stock held be these individuals. These loans bear interest at 6% per annum, are collateralized by the shares of Common Stock purchased and, are repayable over an average term of approximately eight years.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES

                                    -------

      Information with respect to stock options under the Plan for years 1996, 1995 and 1994 is as follows:

                                                          Weighted Average
                                                           Exercise Price
                                                   Shares     Per share
                                                   ------  --------------

      Options outstanding, December 31, 1993       894,742     $18.97
               Exercised                           (54,598)    $15.35
               Granted                             229,125     $22.35
                                                 ---------
      Options outstanding, December 31, 1994     1,069,269     $19.87
               Exercised                           (40,581)    $16.67
               Granted                             423,540     $24.96
                                                 ---------
      Options outstanding, December 31, 1995     1,452,228     $21.44
               Exercised                          (163,582)    $19.36
               Granted                             315,500     $28.32
                                                 ---------
      Options outstanding, December 31, 1996     1,604,146     $23.01
                                                 =========     ======

      Options exercisable -

               December 31, 1994                   484,968     $18.32
                                                  ========     ======

               December 31, 1995                   762,204     $19.45
                                                  ========     ======

               December 31, 1996                   954,175     $20.84
                                                  ========     ======


      The exercise prices for options outstanding as of December 31, 1996 range from $13.33 to $29.75 per share. The weighted average remaining contractual life for options outstanding as of December 31, 1996 was approximately 7.8 years. Options to purchase 800,373, 1,115,873, and 39,413, shares of Common Stock were available for issuance under the Plan at December 31, 1996, 1995 and 1994, respectively.

      The Company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized with regard to options granted under the Plan in the accompanying Consolidated Statements of Income. If stock-based compensation costs had been recognized based on the estimated fair values at the dates of grant for options awarded during 1996 and 1995, net income and net income per common share for these calendar years would have been reduced by approximately $.4 million, or $.01 per share, and $.1 million, or less than $.01 per share, respectively.

      These pro forma adjustments to net income and net income per common share assume fair values of each option grant estimated using the Black-Scholes option pricing formula. The more significant assumptions underlying the determination of such fair values for options granted during 1996 and 1995 include: (i) weighted average risk-free interest rates of 6.24% and 6.02%, respectively; (ii) weighted average expected option lives of 7.25 and 6.13 years, respectively; (iii) an expected volatility of 15.79%, and (iv) an expected dividend yield of 6.82%. The per share weighted average fair value at the dates of grant for options awarded during 1996 and 1995 was $2.50 and $2.14, respectively.

      The Company maintains a 401(k) retirement plan covering substantially all officers and employees which permits participants to defer up to a maximum 10% of their compensation. This deferred compensation, together with Company matching contributions which generally equal employee deferrals up to a maximum of 5%, is fully vested and funded as of December 31, 1996. Company contributions to the plan totaled less than $.3 million for each of years 1996, 1995 and 1994.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES

                                    -------


17.   Supplemental Financial Information:

      The following summary represents the results of operations, expressed in thousands except per share amounts, for each quarter during years 1996 and 1995.

                                                               1996 (Unaudited)
                                               ------------------------------------------------------------------
                                               Mar. 31                 June 30          Sept. 30          Dec. 31
                                               -------                 -------          --------          -------
            Revenues from
               rental property                 $41,662                 $42,444          $40,837           $43,201

            Net income                         $15,928                 $18,439          $19,833           $19,627

            Net income, per
               common share                       $.38                    $.39             $.42              $.42


                                                               1995 (Unaudited)
                                               ------------------------------------------------------------------
                                               Mar. 31                 June 30          Sept. 30          Dec. 31
                                               -------                 -------          --------          -------
            Revenues from
               rental property                 $34,448                 $36,454          $35,958           $36,272

            Net income                         $12,005                 $12,860          $13,875           $13,182

            Net income, per
               common share                       $.32                    $.34             $.35              $.32


      Interest paid during years 1996, 1995 and 1994 approximated $26.9 million, $25.0 million and $19.3 million, respectively.

      Accounts and notes receivable in the accompanying Consolidated Balance
         Sheets are net of estimated unrecoverable amounts of approximately $1.4 million at December 31, 1996 and 1995, respectively.

18.   Pro Forma Financial Information (Unaudited):

      The Company and certain of its subsidiaries acquired and disposed of interests in shopping center properties during 1996. The pro forma financial information set forth below is based upon the Company's historical Consolidated Statements of Income for years 1996 and 1995, adjusted to give effect to these transactions as of January 1, 1995.

      The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred on January 1, 1995, nor does it purport to represent the results of operations for future periods. (Amounts presented in millions of dollars, except per share figures.)

         Years Ended December 31,             1996    1995
         ------------------------             ----    ----

         Revenues from rental property      $170.1  $148.3
         Net Income                          $74.1   $54.7
         Net Income, per common share        $1.62   $1.38

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES        SCHEDULE  II
                       VALUATION AND QUALIFYING ACCOUNTS
                FOR YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                 Balance at                       Charged to
                                 Beginning          Charged to     valuation                         Balance at
                                 of Period          expenses      accounts            Deductions   end of period
                                 ---------          -------       ----------          ----------   -------------
Year Ended
December 31, 1996
Allowance for
 Uncollectable accounts          $1,350,000         $955,000      $    -              $955,000        $1,350,000
                                 ==========        =========      ========            ========        ==========


Year Ended
December 31, 1995
Allowance for
 Uncollectable accounts          $1,000,000       $1,318,000      $    -              $968,000        $1,350,000
                                 ==========       ==========      ========            ========        ==========


Year Ended
December 31, 1994
Allowance for
 Uncollectable accounts          $1,363,000         $568,000      $    -              $931,000        $1,000,000
                                 ===========       =========      ========            ========        ==========


                                         KIMCO REALTY CORPORATION AND SUBSIDIARIES                                     SCHEDULE III
                                         REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                      DECEMBER 31, 1996

                                INITIAL  COST                                 TOTAL COST
                          ----------------------------COST-CAPITALIZED---------------------------------------
                                       BUILDINGS AND      SUBSEQUENT                BUILDINGS AND
      PROPERTIES           LAND        IMPROVEMENTS     TO ACQUISITION    LAND       IMPROVEMENTS    TOTAL
     ---------------      -----------------------------------------------------------------------------------

     BOCA RATON              $573,875      $2,295,501       $769,416     $573,875     $3,064,917  $3,638,792
     WHITEHALL                432,652      770,159.00        170,161      432,652        940,320   1,372,972
     OGDEN                    213,818         855,275        465,600      213,818      1,320,875   1,534,693
     ORLANDO                  923,956       3,646,904      1,731,400    1,172,119      5,130,141   6,302,260
     PLAINVIEW                263,693         584,031      2,538,642      263,693      3,122,673   3,386,366
     POMPANO BEACH             97,169         874,442      1,187,173       97,169      2,061,615   2,158,784
     LIVONIA                  178,785         925,818        554,997      178,785      1,480,815   1,659,600
     LAUDERDALE LAKES         342,420       2,416,645      1,650,422      342,420      4,067,067   4,409,487
     FERN PARK                225,000         902,000      2,284,892      225,000      3,186,892   3,411,892
     ADDISON                        0         753,343        832,627            0      1,585,970   1,585,970
     LARGO                    293,686         792,119      1,188,727      293,686      1,980,846   2,274,532
     WINSTON-SALEM            540,667         719,655      1,144,995      540,667      1,864,650   2,405,317
     MELBOURNE                      0       1,754,000      2,094,782            0      3,848,782   3,848,782
     ST. PETERSBURG                 0         917,360        644,264            0      1,561,624   1,561,624
     GROVE GATE               365,893       1,049,172      1,048,494      365,893      2,097,666   2,463,559
     UPPER ARLINGTON          504,256       2,198,476      3,798,897      504,256      5,997,373   6,501,629
     SHILOH SPRING RD.              0       1,735,836      2,206,514            0      3,942,350   3,942,350
     FELBRAM                   72,971         302,579        331,361       72,971        633,940     706,911
     LEESBURG                       0         171,636         97,728            0        269,364     269,364
     FOREST PARK              141,200         564,800         64,990      141,200        629,790     770,990
     LARGO EAST BAY         2,832,296      11,329,185        451,019    2,832,296     11,780,204  14,612,500
     LEXINGTON              1,675,031       6,848,209      2,041,790    1,675,031      8,889,999  10,565,030
     CLAWSON                1,624,771       6,578,142      1,942,185    1,624,771      8,520,327  10,145,098
     CHARLOTTE                919,251       3,570,981        849,293      919,251      4,420,274   5,339,525
     LAFAYETTE                230,402       1,305,943         27,247      230,402      1,333,190   1,563,592
     FARMINGTON             1,098,426       4,525,723        372,159    1,098,426      4,897,882   5,996,308
     WEST MIFFLIN             475,815       1,903,231        555,114      475,815      2,458,345   2,934,160
     BRADENTON                125,000         299,253        117,472      125,000        416,725     541,725
     GREENWOOD                423,371       1,883,421      1,125,644      423,371      3,009,065   3,432,436
     PINELLAS PARK            219,924         870,000        501,212      219,924      1,371,212   1,591,136
     GRAVOIS                1,032,416       4,455,514        741,507    1,032,416      5,197,021   6,229,437
     JENNINGS                 257,782       1,031,128      1,233,616      257,782      2,264,744   2,522,526
     DALLAS                 1,299,632       5,168,727      5,223,404    1,299,632     10,392,131  11,691,763
     TUTTLE BEE SARASOTA      254,961         828,465      1,449,044      254,961      2,277,509   2,532,470
     LAUREL                   349,562       1,398,250        612,730      349,562      2,010,980   2,360,542
     LAUREL                   274,580       1,100,968              0      274,580      1,100,968   1,375,548
     EAST ORLANDO             491,676       1,440,000      1,840,102      491,676      3,280,102   3,771,778
     OTTAWA                   137,775         784,269        303,414      137,775      1,087,683   1,225,458
     BLOOMINGTON              805,521       2,222,353      2,453,970      805,521      4,676,323   5,481,844

                                                   TOTAL COST,                          DATE OF
                                 ACCUMULATED    NET OF ACCUMULATED                   CONSTRUCTION(C)
      PROPERTIES                 DEPRECIATION     DEPRECIATION       ENCUMBRANCES     ACQUISITION(A)
     ---------------         ------------------------------------------------------------------------
     BOCA RATON                  $336,826         $3,301,966            $0               1992(A)
     WHITEHALL                    629,957            743,015             0               1967(C)
     OGDEN                        597,825            936,868             0               1967(C)
     ORLANDO                      264,243          6,038,017             0               1995(A)
     PLAINVIEW                  1,263,315          2,123,051             0               1969(C)
     POMPANO BEACH                863,414          1,295,370             0               1968(C)
     LIVONIA                      327,423          1,332,177             0               1968(C)

     LAUDERDALE LAKES           2,583,043          1,826,444             0               1968(C)
     FERN PARK                    767,169          2,644,723             0               1968(C)
     ADDISON                      748,174            837,796             0               1968(C)
     LARGO                      1,118,738          1,155,794             0               1968(C)
     WINSTON-SALEM                862,125          1,543,192             0               1969(C)
     MELBOURNE                  1,226,996          2,621,786             0               1968(C)
     ST. PETERSBURG               596,541            965,083             0               1968(C)
     GROVE GATE                   899,326          1,564,233             0               1968(C)
     UPPER ARLINGTON            3,125,793          3,375,836             0               1969(C)
     SHILOH SPRING RD.          2,056,500          1,885,850             0               1969(C)
     FELBRAM                      394,732            312,179             0               1970(C)
     LEESBURG                     172,412             96,952             0               1969(C)
     FOREST PARK                  341,006            429,984             0               1969(C)
     LARGO EAST BAY             1,445,118         13,167,382             0               1992(A)
     LEXINGTON                    827,877          9,737,153             0               1993(A)
     CLAWSON                      612,039          9,533,059             0               1993(A)
     CHARLOTTE                    192,878          5,146,647             0               1995(A)
     LAFAYETTE                    701,826            861,766             0               1971(C)
     FARMINGTON                   414,776          5,581,532             0               1993(A)
     WEST MIFFLIN                 159,566          2,774,594             0               1993(A)
     BRADENTON                    285,791            255,934             0               1968(C)
     GREENWOOD                  1,074,744          2,357,692     1,295,895               1970(C)
     PINELLAS PARK                269,021          1,322,115             0               1970(C)
     GRAVOIS                    2,564,616          3,664,821             0               1972(C)
     JENNINGS                     150,032          2,372,494             0               1971(C)
     DALLAS                     7,373,245          4,318,518             0               1969(C)
     TUTTLE BEE SARASOTA          954,052          1,578,418             0               1970(C)
     LAUREL                       132,571          2,227,971             0               1995(A)
     LAUREL                       581,266            794,282             0               1972(C)
     EAST ORLANDO               1,081,505          2,690,273             0               1971(C)
     OTTAWA                       821,096            404,362             0               1970(C)
     BLOOMINGTON                1,169,034          4,312,810             0               1972(C)


                                INITIAL  COST                                 TOTAL COST
                          ----------------------------COST-CAPITALIZED---------------------------------------
                                       BUILDINGS AND      SUBSEQUENT                BUILDINGS AND
      PROPERTIES           LAND        IMPROVEMENTS     TO ACQUISITION    LAND       IMPROVEMENTS    TOTAL
     ---------------      -----------------------------------------------------------------------------------
     RALEIGH                5,208,885      20,885,792      1,413,280    5,208,885     22,299,072  27,507,957
     CANTON HILLS             500,980       2,020,274        758,076      500,980      2,778,350   3,279,330
     SAVANNAH               2,052,270       8,232,978        214,271    2,052,270      8,447,249  10,499,519
     MACON                    262,700       1,487,860      1,366,254      349,326      2,767,488   3,116,814
     CANTON                   792,985       1,459,031      4,444,406      792,985      5,903,437   6,696,422
     CHARLOTTE              1,783,400       7,139,131              0    1,783,400      7,139,131   8,922,531
     PALATKA                  130,844         556,658        868,138      130,844      1,424,796   1,555,640
     EAST STROUDSBURG       1,050,000       2,372,628        289,506    1,050,000      2,662,134   3,712,134

     POUGHKEEPSIE             876,548       4,695,659        865,439      876,548      5,561,098   6,437,646
     BARBERTON                505,590       1,948,135        107,840      505,590      2,055,975   2,561,565
     HAGERSTOWN               541,389       2,165,555        936,929      541,389      3,102,484   3,643,873
     ELGIN                    842,555       2,108,674        514,589      842,555      2,623,263   3,465,818
     GRAND HAVEN              356,800       1,532,689        322,226      356,800      1,854,915   2,211,715
     HOUSTON                  275,000         507,588        191,639      275,000        699,227     974,227
     WICKLIFFE                610,991       2,471,965              0      610,991      2,471,965   3,082,956
     LEOMINSTER             3,732,508       6,754,092     28,794,530    4,933,640     34,347,490  39,281,130
     LAUDERHILL             1,002,733       2,602,415      8,845,419    1,716,443     10,734,124  12,450,567
     CAMBRIDGE                      0       1,848,195        271,682            0      2,119,877   2,119,877
     OLMSTED                  167,337       2,815,856        671,155      167,337      3,487,011   3,654,348
     LEMAY                    125,879         503,510        127,868      125,879        631,378     757,257
     AKRON WATERLOO           437,277       1,912,222        163,558      437,277      2,075,780   2,513,057
     BRUNSWICK                771,765       6,058,560        248,131      771,765      6,306,691   7,078,456
     WEST MIFFLIN HILLS       654,366       3,199,729      6,030,716      654,366      9,230,445   9,884,811
     CHARLESTON               770,000       3,132,092      2,958,034      770,000      6,090,126   6,860,126
     MESQUITE                 520,340       2,081,356        514,001      520,340      2,595,357   3,115,697
     SHREVEPORT               165,271         896,200              0      165,271        896,200   1,061,471
     BELLEVUE                 405,217       1,743,573              0      405,217      1,743,573   2,148,790
     ELSMERE                        0       3,185,642              0            0      3,185,642   3,185,642
     MADISON                        0       4,133,904      1,840,043            0      5,973,947   5,973,947
     SPRINGFIELD              919,998       4,981,589      2,037,177      919,998      7,018,766   7,938,764
     CHERRY HILL            2,417,583       6,364,094        687,738    2,417,583      7,051,832   9,469,415
     NANUET                   798,932       2,361,900      1,300,829      798,932      3,662,729   4,461,661
     OAKCREEK               1,245,870       4,339,637      3,431,392    1,245,870      7,771,029   9,016,899
     NORRISTOWN               686,134       2,664,535      1,806,543      774,084      4,383,128   5,157,212
     SPRINGBORO PIKE        1,854,527       2,572,518      2,127,545    1,854,527      4,700,063   6,554,590
     LIMA                     770,121       3,080,479        426,014      770,121      3,506,493   4,276,614
     CHARLES TOWN             602,000       3,725,871      1,120,755      602,000      4,846,626   5,448,626
     MUSKEGON                 391,500         958,500        635,679      391,500      1,594,179   1,985,679
     NORTH MIAMI              732,914       4,080,460      1,016,810      732,914      5,097,270   5,830,184
     NEW KENSINGTON           521,945       2,548,322        573,181      521,945      3,121,503   3,643,448
     PENN HILLS                     0       1,737,289              0            0      1,737,289   1,737,289
     BEAVERCREEK              635,228       3,024,722      1,110,321      635,228      4,135,043   4,770,271
     HAMPTON BAYS           1,495,105       5,979,320         41,919    1,495,105      6,021,239   7,516,344
     BRIDGEHAMPTON          1,811,752       3,107,232     20,395,490    1,811,752     23,502,722  25,314,474
     EASTERN BLVD.            412,016       1,876,962         92,641      412,016      1,969,603   2,381,619
     E. PROSPECT ST.          604,826       2,755,314        250,000      604,826      3,005,314   3,610,140
     W. MARKET ST.            188,562       1,158,307              0      188,562      1,158,307   1,346,869
     MIDDLETOWN               207,283       1,174,603        103,060      207,283      1,277,663   1,484,946

                                                   TOTAL COST,                          DATE OF
                                 ACCUMULATED    NET OF ACCUMULATED                   CONSTRUCTION(C)
      PROPERTIES                 DEPRECIATION     DEPRECIATION       ENCUMBRANCES     ACQUISITION(A)
     ---------------         ------------------------------------------------------------------------
     RALEIGH                    1,610,986         25,896,971             0               1993(A)
     CANTON HILLS                 181,170          3,098,160             0               1993(A)
     SAVANNAH                     738,760          9,760,759             0               1993(A)
     MACON                        979,918          2,136,896             0               1969(C)
     CANTON                     1,860,873          4,835,549             0               1972(C)
     CHARLOTTE                    610,197          8,312,334             0               1993(A)
     PALATKA                      676,537            879,103             0               1970(C)

     EAST STROUDSBURG           1,313,493          2,398,641             0               1973(C)
     POUGHKEEPSIE               2,590,456          3,847,190             0               1972(C)
     BARBERTON                  1,096,070          1,465,495             0               1972(C)
     HAGERSTOWN                 1,291,810          2,352,063             0               1973(C)
     ELGIN                      1,332,858          2,132,960             0               1972(C)
     GRAND HAVEN                  857,488          1,354,227             0               1976(C)
     HOUSTON                      500,468            473,759             0               1973(C)
     WICKLIFFE                    126,753          2,956,203             0               1995(A)
     LEOMINSTER                 7,980,573         31,300,557             0               1975(A)
     LAUDERHILL                 3,521,541          8,929,026             0               1974(C)
     CAMBRIDGE                  1,102,531          1,017,346             0               1973(C)
     OLMSTED                    2,197,754          1,456,594             0               1973(C)
     LEMAY                        314,093            443,164             0               1974(C)
     AKRON WATERLOO             1,253,003          1,260,054             0               1975(C)
     BRUNSWICK                  3,634,078          3,444,378             0               1975(C)
     WEST MIFFLIN HILLS         3,239,979          6,644,832             0               1973(C)
     CHARLESTON                 1,024,158          5,835,968             0               1978(C)
     MESQUITE                     106,973          3,008,724             0               1995(A)
     SHREVEPORT                   537,599            523,872             0               1975(C)
     BELLEVUE                   1,193,024            955,766             0               1976(A)
     ELSMERE                    1,685,694          1,499,948             0               1979(C)
     MADISON                    2,835,302          3,138,645             0               1978(C)
     SPRINGFIELD                3,578,868          4,359,896     3,630,000               1983(A)
     CHERRY HILL                2,353,982          7,115,433     5,030,000               1985(C)
     NANUET                     1,199,563          3,262,098             0               1984(A)
     OAKCREEK                   2,399,298          6,617,601     5,175,000               1984(A)
     NORRISTOWN                 2,139,786          3,017,426             0               1984(A)
     SPRINGBORO PIKE            1,641,141          4,913,449             0               1985(C)
     LIMA                         163,231          4,113,383             0               1995(A)
     CHARLES TOWN               2,687,585          2,761,041             0               1985(A)
     MUSKEGON                     774,344          1,211,335             0               1985(A)
     NORTH MIAMI                2,752,223          3,077,961             0               1985(A)
     NEW KENSINGTON             1,685,244          1,958,204             0               1986(A)
     PENN HILLS                   934,825            802,464             0               1986(A)
     BEAVERCREEK                1,994,397          2,775,874             0               1986(A)
     HAMPTON BAYS               1,365,634          6,150,710             0               1989(A)
     BRIDGEHAMPTON              4,200,341         21,114,133             0               1972(C)
     EASTERN BLVD.              1,051,960          1,329,659             0               1987(A)
     E. PROSPECT ST.            1,566,351          2,043,789             0               1986(A)
     W. MARKET ST.                645,186            701,683             0               1986(A)
     MIDDLETOWN                   654,284            830,662             0               1986(A)

                                INITIAL  COST                                 TOTAL COST
                          ----------------------------COST-CAPITALIZED---------------------------------------
                                       BUILDINGS AND      SUBSEQUENT                BUILDINGS AND
      PROPERTIES           LAND        IMPROVEMENTS     TO ACQUISITION    LAND       IMPROVEMENTS    TOTAL
     ---------------      -----------------------------------------------------------------------------------

     UPPER ALLEN              445,743       1,782,972        152,550      445,743      1,935,522   2,381,265
     GETTYSBURG                74,626         671,630        101,519       74,626        773,149     847,775
     MARTINSBURG              242,634       1,273,828        628,937      242,634      1,902,765   2,145,399
     SOUTH EAST SARASOTA    1,283,400       5,133,544        790,210    1,283,400      5,923,754   7,207,154
     AIKEN                    980,808       3,923,234         31,700      980,808      3,954,934   4,935,742
     TYVOLA RD.                     0       4,736,345      1,494,281            0      6,230,626   6,230,626
     RACINE                 1,403,082       5,612,330        772,350    1,403,082      6,384,680   7,787,762
     WEST MIFFLIN           1,468,341               0              0    1,468,341              0   1,468,341
     TROY                     432,000       1,727,790        139,581      432,000      1,867,371   2,299,371
     INDIANAPOLIS             447,600       3,607,193      1,861,160      447,600      5,468,353   5,915,953
     RICHBORO                 788,761       3,155,044      2,705,847      788,761      5,860,891   6,649,652
     MILLER ROAD            1,138,082       4,552,327      1,180,551    1,138,082      5,732,878   6,870,960
     SANFORD                3,406,565      13,648,041        805,745    3,406,565     14,453,786  17,860,351
     CARLE PLACE            1,183,290       4,903,642     10,257,307    1,314,540     15,029,699  16,344,239
     PLAZA EAST             1,236,149       4,944,597      1,921,922    1,236,149      6,866,519   8,102,668
     PLAZA WEST               808,435       3,210,187        553,057      808,435      3,763,244   4,571,679
     MENTOR                   503,981       2,455,926        361,206      503,981      2,817,132   3,321,113
     MORSE RD.                835,386       2,097,600      2,518,726      835,386      4,616,326   5,451,712
     HAMILTON RD.             856,178       2,195,520      3,270,616      856,178      5,466,136   6,322,314
     OLENTANGY RIVER RD.      764,517       1,833,600      2,034,000      764,517      3,867,600   4,632,117
     SALEM AVE.               665,314         347,818      2,565,023      665,314      2,912,841   3,578,155
     KETTERING              1,190,496       4,761,984        383,683    1,190,496      5,145,667   6,336,163
     W. BROAD ST.             982,464       3,929,856      1,487,174      982,464      5,417,030   6,399,494
     ELYRIA                   781,728       3,126,912         52,741      781,728      3,179,653   3,961,381
     RIDGE ROAD             1,285,213       4,712,358        485,447    1,285,213      5,197,805   6,483,018
     SPRINGFIELD              842,976       3,371,904        120,272      842,976      3,492,176   4,335,152
     MENTOR ERIE CMNS.      2,234,474       9,648,000      1,140,994    2,234,474     10,788,994  13,023,468
     SPRINGDALE             3,205,653      14,619,732      4,585,837    3,205,653     19,205,569  22,411,222
     WESTERVILLE            1,050,431       4,201,616      7,168,063    1,050,431     11,369,679  12,420,110
     IRONDEQUOIT            1,234,250       8,190,181              0    1,234,250      8,190,181   9,424,431
     WEST GATES             1,784,718       9,721,970         78,077    1,784,718      9,800,047  11,584,765
     HENRIETTA              1,075,358       6,635,486              0    1,075,358      6,635,486   7,710,844
     JONESBORO RD. &I-285     468,118       1,872,473         53,114      468,118      1,925,587   2,393,705
     STATEN ISLAND          2,280,000       9,027,951      3,629,603    2,280,000     12,657,554  14,937,554
     GASTONIA               2,467,696       9,870,785        324,583    2,467,696     10,195,368  12,663,064
     MARGATE                2,948,530      11,754,120        842,669    2,948,530     12,596,789  15,545,319
     CENTEREACH             1,182,650       4,735,779     15,532,149    1,417,098     20,033,480  21,450,578
     WALKER                 3,682,478      14,730,060         35,709    3,682,478     14,765,769  18,448,247
     TAYLOR                 1,451,397       5,806,263              0    1,451,397      5,806,263   7,257,660
     WATERBURY              2,253,078       9,017,012         59,581    2,253,078      9,076,593  11,329,671
     GREAT BARRINGTON         642,170       2,547,830      6,048,177    1,280,713      7,957,464   9,238,177
     KISSIMMEE              1,328,536       5,296,652      1,452,115    1,328,536      6,748,767   8,077,303
     WESTMONT                 601,655       2,404,604      3,439,860      601,655      5,844,464   6,446,119
     RIDGEWOOD                450,000       2,106,566              0      450,000      2,106,566   2,556,566
     MELBOURNE                715,844       2,878,374        305,858      715,844      3,184,232   3,900,076
     NORTH BRUNSWICK        3,204,978      12,819,912     11,429,824    3,204,978     24,249,736  27,454,714
     SAND LAKE              3,092,706      12,370,824        552,321    3,092,706     12,923,145  16,015,851
     STUART                 2,109,677       8,415,323         98,129    2,109,677      8,513,452  10,623,129

                                                   TOTAL COST,                          DATE OF
                                 ACCUMULATED    NET OF ACCUMULATED                   CONSTRUCTION(C)
      PROPERTIES                 DEPRECIATION     DEPRECIATION       ENCUMBRANCES     ACQUISITION(A)

     ---------------         ------------------------------------------------------------------------
     UPPER ALLEN                1,036,395          1,344,870             0               1986(A)
     GETTYSBURG                   428,960            418,815             0               1986(A)
     MARTINSBURG                  930,810          1,214,589             0               1986(A)
     SOUTH EAST SARASOTA        1,209,284          5,997,870             0               1989(A)
     AIKEN                        919,706          4,016,036             0               1989(A)
     TYVOLA RD.                 2,469,180          3,761,446             0               1986(A)
     RACINE                     1,492,473          6,295,289             0               1988(A)
     WEST MIFFLIN                       0          1,468,341             0               1986(A)
     TROY                         978,544          1,320,827             0               1986(A)
     INDIANAPOLIS               2,078,579          3,837,374             0               1986(A)
     RICHBORO                   2,396,619          4,253,033             0               1986(A)
     MILLER ROAD                2,672,831          4,198,129     4,650,000               1986(A)
     SANFORD                    3,254,788         14,605,563             0               1989(A)
     CARLE PLACE                  193,130         16,151,109             0               1993(A)
     PLAZA EAST                   172,251          7,930,417     2,138,328               1995(A)
     PLAZA WEST                    76,858          4,494,821     2,138,328               1995(A)
     MENTOR                       836,189          2,484,924             0               1987(A)
     MORSE RD.                  1,014,222          4,437,490             0               1988(A)
     HAMILTON RD.               1,131,215          5,191,099             0               1988(A)
     OLENTANGY RIVER RD.        1,039,023          3,593,094             0               1988(A)
     SALEM AVE.                   853,017          2,725,138     3,734,011               1988(A)
     KETTERING                  1,265,905          5,070,258     3,537,485               1988(A)
     W. BROAD ST.               1,238,616          5,160,878             0               1988(A)
     ELYRIA                       812,575          3,148,806     3,930,538               1988(A)
     RIDGE ROAD                   700,686          5,782,332             0               1992(A)
     SPRINGFIELD                  888,817          3,446,335     4,127,066               1988(A)
     MENTOR ERIE CMNS.          2,104,620         10,918,848     4,323,592               1988(A)
     SPRINGDALE                 2,388,976         20,022,246             0               1992(A)
     WESTERVILLE                1,461,652         10,958,458             0               1988(A)
     IRONDEQUOIT                  944,298          8,480,133             0               1993(A)
     WEST GATES                 1,109,872         10,474,893             0               1993(A)
     HENRIETTA                    743,449          6,967,395             0               1993(A)
     JONESBORO RD. &I-285         427,781          1,965,924             0               1988(A)
     STATEN ISLAND              2,449,411         12,488,143     4,980,406               1989(A)
     GASTONIA                   1,590,259         11,072,805             0               1989(A)
     MARGATE                    1,014,116         14,531,203             0               1993(A)
     CENTEREACH                   912,782         20,537,796             0               1993(A)
     WALKER                     1,165,037         17,283,210             0               1993(A)
     TAYLOR                       471,390          6,786,270             0               1993(A)
     WATERBURY                    735,520         10,594,151     5,714,290               1993(A)
     GREAT BARRINGTON             170,428          9,067,749             0               1994(A)
     KISSIMMEE                    124,905          7,952,398             0               1996(A)
     WESTMONT                     189,057          6,257,062             0               1994(A)
     RIDGEWOOD                    162,648          2,393,918             0               1993(A)
     MELBOURNE                    208,144          3,691,932             0               1994(A)
     NORTH BRUNSWICK              905,953         26,548,761             0               1994(A)
     SAND LAKE                    873,060         15,142,791             0               1994(A)
     STUART                       531,927         10,091,202             0               1994(A)


                                INITIAL  COST                                 TOTAL COST
                          ----------------------------COST-CAPITALIZED---------------------------------------
                                       BUILDINGS AND      SUBSEQUENT                BUILDINGS AND
      PROPERTIES           LAND        IMPROVEMENTS     TO ACQUISITION    LAND       IMPROVEMENTS    TOTAL
     ---------------      -----------------------------------------------------------------------------------
     ROCKINGHAM             2,660,915      10,643,660      6,632,483    2,660,915     17,276,143  19,937,058
     CORAL SPRINGS            710,000       2,842,907      2,293,973      710,000      5,136,880   5,846,880
     SPRINGFIELD            2,745,595      10,985,778      3,159,035    2,904,022     13,986,386  16,890,408
     CHARLESTON             1,744,430       6,986,094         23,785    1,744,430      7,009,879   8,754,309
     SAVANNAH                 652,255       2,616,522              0      652,255      2,616,522   3,268,777
     WEST PALM BEACH          550,896       2,298,964        219,722      550,896      2,518,686   3,069,582
     SOUTH MIAMI            1,280,440       5,133,825        343,282    1,280,440      5,477,107   6,757,547
     AUGUSTA                1,482,564       5,928,122              0    1,482,564      5,928,122   7,410,686
     ALTAMONTE SPRINGS        770,893       3,083,574              0      770,893      3,083,574   3,854,467
     KENT                   2,261,530               0              0    2,261,530              0   2,261,530
     ORLANDO                  560,800       2,268,112              0      560,800      2,268,112   2,828,912
     DURHAM                 1,882,800       7,551,576              0    1,882,800      7,551,576   9,434,376
     PHOENIX                1,430,790       3,348,652              0    1,430,790      3,348,652   4,779,442
     GARLAND                  210,286         845,845              0      210,286        845,845   1,056,131
     MARLTON PIKE                   0       4,318,534              0            0      4,318,534   4,318,534
     CAMDEN                         0       1,000,570              0            0      1,000,570   1,000,570
     CINNAMINSON              657,140       2,628,559              0      657,140      2,628,559   3,285,699
     MORRISVILLE              627,864       2,511,457              0      627,864      2,511,457   3,139,321
     CENTER SQUARE            731,888       2,927,551              0      731,888      2,927,551   3,659,439
     PHILADELPHIA             731,888       2,927,551              0      731,888      2,927,551   3,659,439
     FEASTERVILLE             520,521       2,082,083              0      520,521      2,082,083   2,602,604
     WARRINGTON               268,194       1,072,774              0      268,194      1,072,774   1,340,968
     WHITEHALL                      0       5,195,577              0            0      5,195,577   5,195,577
     EASTON                   340,000       1,478,000              0      340,000      1,478,000   1,818,000
     HAVERTOWN                731,888       2,927,551              0      731,888      2,927,551   3,659,439
     EXTON                    731,888       2,927,551              0      731,888      2,927,551   3,659,439
     UPPER DARBY              231,821         927,286              0      231,821        927,286   1,159,107
     WHITE LAKE             2,300,050       9,249,607              0    2,300,050      9,249,607  11,549,657
     RICHMOND                 670,500       2,751,375              0      670,500      2,751,375   3,421,875
     YONKERS                  871,977       3,487,909              0      871,977      3,487,909   4,359,886
     TULSA                    500,950       2,002,508              0      500,950      2,002,508   2,503,458
     WATERLOO                 500,525       2,002,101              0      500,525      2,002,101   2,502,626
     CLIVE                    500,525       2,002,101              0      500,525      2,002,101   2,502,626
     DES MOINES               500,525       2,002,101              0      500,525      2,002,101   2,502,626
     E. WICHITA               500,414       2,001,656              0      500,414      2,001,656   2,502,070
     W. WICHITA               500,414       2,001,656              0      500,414      2,001,656   2,502,070
     PLANO                    500,414       2,001,656              0      500,414      2,001,656   2,502,070
     WEST OAKS                500,422       2,001,687              0      500,422      2,001,687   2,502,109
     ARLINGTON                500,414       2,001,656              0      500,414      2,001,656   2,502,070
     DUNCANVILLE              500,414       2,001,656              0      500,414      2,001,656   2,502,070
     GARLAND                  500,414       2,001,656              0      500,414      2,001,656   2,502,070
     HOUSTON                  500,422       2,001,687              0      500,422      2,001,687   2,502,109
     GENEVA                   500,422       2,001,687              0      500,422      2,001,687   2,502,109
     BAYTOWN                  500,422       2,001,687              0      500,422      2,001,687   2,502,109

     FT. WORTH                500,414       2,001,656              0      500,414      2,001,656   2,502,070

                                                   TOTAL COST,                          DATE OF
                                 ACCUMULATED    NET OF ACCUMULATED                   CONSTRUCTION(C)
      PROPERTIES                 DEPRECIATION     DEPRECIATION       ENCUMBRANCES     ACQUISITION(A)
     ---------------         ------------------------------------------------------------------------
     ROCKINGHAM                   752,598         19,184,460             0               1994(A)
     CORAL SPRINGS                151,700          5,695,180             0               1994(A)
     SPRINGFIELD                  563,280         16,327,128             0               1994(A)
     CHARLESTON                   246,015          8,508,294             0               1995(A)
     SAVANNAH                      89,440          3,179,337             0               1995(A)
     WEST PALM BEACH              147,370          2,922,212             0               1995(A)
     SOUTH MIAMI                  218,900          6,538,647             0               1995(A)
     AUGUSTA                      159,551          7,251,135             0               1995(A)
     ALTAMONTE SPRINGS             79,066          3,775,401             0               1995(A)
     KENT                               0          2,261,530             0               1995(A)
     ORLANDO                       45,534          2,783,378             0               1996(A)
     DURHAM                       144,810          9,289,566             0               1996(A)
     PHOENIX                       89,558          4,689,884             0               1996(A)
     GARLAND                       14,376          1,041,755             0               1996(A)
     MARLTON PIKE                  36,911          4,281,623             0               1996(A)
     CAMDEN                             0          1,000,570             0               1996(A)
     CINNAMINSON                        0          3,285,699             0               1996(A)
     MORRISVILLE                        0          3,139,321             0               1996(A)
     CENTER SQUARE                 25,022          3,634,417             0               1996(A)
     PHILADELPHIA                  25,022          3,634,417             0               1996(A)
     FEASTERVILLE                       0          2,602,604             0               1996(A)
     WARRINGTON                         0          1,340,968             0               1996(A)
     WHITEHALL                     44,407          5,151,170             0               1996(A)
     EASTON                             0          1,818,000             0               1996(A)
     HAVERTOWN                     25,022          3,634,417             0               1996(A)
     EXTON                         25,022          3,634,417             0               1996(A)
     UPPER DARBY                        0          1,159,107             0               1996(A)
     WHITE LAKE                    78,632         11,471,025             0               1996(A)
     RICHMOND                     114,920          3,306,955             0               1995(A)
     YONKERS                      193,778          4,166,108             0               1995(A)
     TULSA                         47,102          2,456,356             0               1996(A)
     WATERLOO                      47,058          2,455,568             0               1996(A)
     CLIVE                         47,058          2,455,568             0               1996(A)
     DES MOINES                    47,058          2,455,568             0               1996(A)
     E. WICHITA                    47,047          2,455,023             0               1996(A)
     W. WICHITA                    47,047          2,455,023             0               1996(A)
     PLANO                         47,047          2,455,023             0               1996(A)
     WEST OAKS                     47,047          2,455,062             0               1996(A)
     ARLINGTON                     47,047          2,455,023             0               1996(A)
     DUNCANVILLE                   47,047          2,455,023             0               1996(A)
     GARLAND                       47,047          2,455,023             0               1996(A)
     HOUSTON                       95,134          2,406,975             0               1996(A)
     GENEVA                        47,047          2,455,062             0               1996(A)
     BAYTOWN                       47,047          2,455,062             0               1996(A)
     FT. WORTH                     47,047          2,455,023             0               1996(A)


                                INITIAL  COST                                 TOTAL COST
                          ----------------------------COST-CAPITALIZED---------------------------------------
                                       BUILDINGS AND      SUBSEQUENT                BUILDINGS AND
      PROPERTIES           LAND        IMPROVEMENTS     TO ACQUISITION    LAND       IMPROVEMENTS    TOTAL
     ---------------      -----------------------------------------------------------------------------------
     BRADLEY                  500,422       2,001,687              0      500,422      2,001,687   2,502,109

      BALANCE OF PORTFOLIO  2,951,539       4,071,395      5,847,776    3,104,451      9,766,259  12,870,710
                          -----------    ------------   ------------     --------   ------------   -------------
                         $163,369,210    $650,152,624   $258,534,152 $167,022,371   $905,033,615 $1,072,055,986
                         ============    ============   ============ ============   ============   ============

                                                   TOTAL COST,                          DATE OF
                                 ACCUMULATED    NET OF ACCUMULATED                   CONSTRUCTION(C)
      PROPERTIES                 DEPRECIATION     DEPRECIATION       ENCUMBRANCES     ACQUISITION(A)
     ---------------         ------------------------------------------------------------------------
     BRADLEY                       47,047          2,455,062             0               1996(A)
      BALANCE OF PORTFOLIO      5,535,835          7,334,875             0               VARIOUS
                                ---------       ------------   -----------
                             $180,552,647       $891,503,339   $54,404,939
                             ============       ============   ===========

Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of income is calculated over the estimated useful lives of the assets as follows:

       Buildings.................15 to 39 years
       Improvements..................Terms of leases or useful lives, whichever is shorter

The aggregate cost for Federal income tax purposes was approximately $1.062 billion at December 31, 1996.

The changes in total real estate assets for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                            Years Ended
                                                                            December 31,
                                                             -------------------------------------------
                                                                 1996             1995            1994
                                                                ------           ------          ------

         Balance, beginning of period............            $  932,390,261   $796,611,263    $662,874,470
         Acquisitions............................               100,808,213     83,267,813      89,405,844
         Improvements............................                40,108,471     60,586,575      44,330,949
         Sales...................................                (1,250,959)    (8,075,390)              0
                                                             ---------------------------------------------
         Balance, end of period..................            $1,072,055,986   $932,390,261    $796,611,263
                                                             =============================================

The changes in accumulated depreciation for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                            Years Ended
                                                                            December 31,
                                                             ---------------------------------------------
                                                                 1996             1995            1994
                                                                ------           ------          ------
         Balance, beginning of period............            $  156,131,718    $132,556,084   $112,050,114
         Depreciation for year...................                24,963,191      23,608,732     20,505,970
         Sales...................................                  (542,262)        (33,098)             0
                                                              -------------    ------------   ------------
         Balance, end of period..................            $  180,552,647    $156,131,718   $132,556,084
                                                             ==============    ============   ============