Form 10-Q
period 1997-03-31
KIMCO REALTY CORP
filed 1997-05-13
CIK 879101

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

         36,243,075 shares outstanding as of
                  April 30, 1997.





                                     1 of 9

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

        Condensed Consolidated Financial Statements -
          Condensed Consolidated Balance Sheets as of
              March 31, 1997 and December 31, 1996.

          Condensed Consolidated Statements of Income for the Three
              Months Ended March 31, 1997 and 1996.

          Condensed Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 1997 and 1996.

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

Results of Operations

Revenues from rental property increased $3.5 million or 8.5% to $45.2 million for the three months ended March 31, 1997, as compared with $41.7 million for the corresponding quarter ended March 31, 1996. This net increase is primarily attributable to (i) the acquisition of 39 property interests throughout calendar year 1996, and (ii) new leasing, property redevelopments and re-tenanting within the portfolio at improved rental rates.


Rental property expenses decreased $.5 million or 1.8% to $24.9 million for the three months ended March 31, 1997, as compared with $25.4 million for the corresponding quarter ended March 31, 1996. This net decrease in rental property expenses is primarily due to (i) a decrease of $1.1 million in snow removal costs between periods, (ii) a decrease of $.5 million in interest expense resulting from the repayment of secured indebtedness aggregating approximately $16 million during the three months ended March 31, 1997 and throughout calendar year 1996, offset by (iii) increases in depreciation and amortization expenses and real estate taxes of $.4 million and $.7 million, respectively, due to property acquisitions during 1996.

Net income for the three months ended March 31, 1997 and 1996 was $20.6 million and $15.9 million, respectively. This increase of $.06 per common share is primarily attributable to property acquisitions, property redevelopments and increased leasing activity which strengthened operating profitability.

Liquidity and Capital Resources

Since the Company's initial public stock offering in November 1991, the Company has completed additional offerings of its public unsecured debt and equity raising in the aggregate in excess of $900 million for the purposes of acquiring interests in neighborhood and community shopping center properties, repaying indebtedness and for expanding and improving properties in the portfolio. Management believes the public debt and equity markets will be the Company's principal source of capital for the future. A $100 million, unsecured revolving credit facility established in June 1994, which is scheduled to expire in June 1999, has made available funds to both finance property acquisitions and meet any short-term working capital requirements. The Company has also implemented a $150 million medium-term notes program pursuant to which it may from time to time offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions and redevelopment costs and (ii) better managing the Company's debt maturities.

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

Effects of Inflation

Substantially all of the Company's leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive payment of additional rent calculated as a percentage of tenants' gross sales above pre-determined thresholds, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of the Company's leases are for terms of less than 10 years, which permits the Company to seek to increase rents to market rates upon renewal. Most of the Company's leases require the tenant to pay an allocable share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. The Company periodically evaluates its exposure to short-term interest rates and will, from time to time, enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate loans.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                                            March 31,             December 31,
                                                                                               1997                   1996
                                                                                         ----------------       ----------------

Assets:
  Real estate, net of accumulated depreciation
    of $186,444,006 and $180,552,647                                                         $900,829,772           $891,503,339
  Investment in retail store leases                                                            18,470,556             18,994,321
  Cash and cash equivalents                                                                    26,486,562             37,425,206
  Accounts and notes receivable                                                                15,717,209             13,986,138
  Other assets                                                                                 62,169,715             61,123,557
                                                                                        -----------------   --------------------
                                                                                           $1,023,673,814         $1,023,032,561
                                                                                        =================   ====================

Liabilities:
  Notes payable                                                                              $310,250,000           $310,250,000
  Mortgages payable                                                                            49,443,842             54,404,939
  Other liabilities, including minority interests
   in partnerships                                                                             57,343,681             52,606,653
                                                                                         ----------------       ----------------
                                                                                              417,037,523            417,261,592
                                                                                         ----------------       ----------------
Stockholders' Equity:
  Preferred stock, $1.00 par value, authorized 930,000 shares
  Class A Preferred Stock, $1.00 par value, authorized 345,000 shares
    Issued and outstanding 300,000 shares                                                         300,000                300,000
    Aggregate liquidation preference $75,000,000
  Class B Preferred Stock, $1.00 par value, authorized 230,000 shares
    Issued and outstanding 200,000 shares                                                         200,000                200,000
    Aggregate liquidation preference $50,000,000
  Class C Preferred Stock, $1.00 par value, authorized 460,000 shares
    Issued and outstanding 400,000 shares                                                         400,000                400,000
    Aggregate liquidation preference $100,000,000
  Common stock, $.01 par value, authorized 50,000,000 shares
    Issued and outstanding 36,238,075 and 36,215,055                                              362,381                362,151
    shares, respectively
  Paid-in capital                                                                             720,052,126            719,601,956
  Cumulative distributions in excess of net income                                           (114,678,216)          (115,093,138)
                                                                                         ----------------       ----------------
                                                                                              606,636,291            605,770,969
                                                                                         ----------------       ----------------
                                                                                           $1,023,673,814         $1,023,032,561
                                                                                        =================  =====================



The accompanying notes are an integral part of these condensed consolidated financial statements.
                                         -4-

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months ended March 31, 1997 and 1996
                      ------------------------------------

                                                                      1997                      1996
                                                                ---------------           ---------------
Revenues from rental property                                       $45,195,317               $41,662,070
                                                                ---------------           ---------------
Rental property expenses:
  Rent                                                                  427,948                   342,349
  Real estate taxes                                                   5,394,520                 4,677,563
  Interest                                                            6,295,604                 6,864,598
  Operating and maintenance                                           5,886,499                 7,022,213
  Depreciation and amortization                                       6,899,248                 6,449,400
                                                                ---------------           ---------------
                                                                     24,903,819                25,356,123
                                                                ---------------          ----------------
     Income from rental property                                     20,291,498                16,305,947
Income from investment in retail store leases                           915,939                   918,913
                                                                ---------------          ----------------
                                                                     21,207,437                17,224,860

Management fee income                                                   788,351                   759,450
General and administrative expenses                                  (2,754,691)               (2,420,546)
Other income, net                                                     1,363,176                   363,971
                                                                ---------------           ---------------
     Net income                                                     $20,604,273               $15,927,735
                                                                ===============           ===============


     Net income applicable to common shares                         $15,994,848               $13,412,110
                                                                ===============           ===============


     Net income per common share                                          $0.44                     $0.38
                                                                          =====                     =====


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months ended March 31, 1997 and 1996
                       ----------------------------------



                                                                                       1997                     1996
                                                                                ------------------       ------------------

Cash flow provided by operations                                                       $29,939,986              $27,122,138

                                                                                ------------------       ------------------
Cash flow from investing activities:
     Acquisition of and improvements to real estate                                    (15,217,792)             (68,250,500)
     Investment in marketable securities                                                  (976,197)              -

                                                                                ------------------       ------------------

           Net cash flow investing activities                                          (16,193,989)             (68,250,500)

                                                                                ------------------       ------------------
Cash flow from financing activities:
    Principal payments on debt, excluding
       normal amortization of rental
       property debt                                                                    (4,650,000)              -
    Principal payments on rental property
       debt, net                                                                          (311,097)                (426,902)
    Dividends paid                                                                     (20,173,944)             (15,670,850)
    Proceeds from issuance of stock                                                        450,400               56,920,538

                                                                                ------------------       ------------------

            Net cash flow provided by financing activities                             (24,684,641)              40,822,786

                                                                                ------------------       ------------------
            Change in cash and cash
            equivalents                                                                (10,938,644)                (305,576)
Cash and cash equivalents, beginning of period                                          37,425,206               16,164,666
                                                                                ------------------       ------------------
Cash and cash equivalents, end of period                                               $26,486,562              $15,859,090
                                                                                ==================       ==================

Interest paid during the period                                                         $3,641,774               $4,512,109
                                                                                ==================       ==================

Supplemental financing activity:
  Declaration of dividends paid in succeeding period                                   $18,736,226              $15,109,605
                                                                                ==================       ==================




[S]The accompanying notes are an integral part of these condensed consolidated financial statements.

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

              Certain account balances in the accompanying Condensed Consolidated Balance sheet as of December 31, 1996 have been reclassified so as to conform with the current year presentation.

2.Property Acquisitions

              During the three months ended March 31, 1997, the Company and its affiliates acquired 2 property interests in Indiana and Pennsylvania through separate transactions for an aggregate purchase price of approximately $8.5 million.

3.Investment in Retail Store Leases

              Income from the investment in retail store leases for the three months ended March 31, 1997 and 1996 represents sublease revenues of approximately $5.4 million and $5.1 million, respectively, less related expenses of $4.0 million and $3.6 million, respectively, and amounts, which in management's estimation, reasonably provide for the recovery of the investment over a ten-year period.

4.Net Income Per Common Share


              Net income per common share is based upon weighted average numbers of common shares outstanding of 36,229,366 and 35,224,170 for the three months ended March 31, 1997 and 1996, respectively.

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

                    None.

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





                                                  KIMCO REALTY CORPORATION




  05/12/97                                             /s/  Milton Cooper
-------------                                     ---------------------------
  (Date)                                          Milton Cooper
                                                  Chairman of the Board





  05/12/97                                            /s/ Louis J. Petra
------------                                      --------------------------
  (Date)                                          Louis J. Petra
                                                  Chief Financial Officer