Form 10-Q
period 1997-06-30
KIMCO REALTY CORP
filed 1997-08-13
CIK 879101

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549
                                   Form 10Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________
Commission file number 1-10899

                           Kimco Realty Corporation
            (Exact name of registrant as specified in its charter)

           Maryland                                          13-2744380
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No)

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

Yes   X         No
     ---           ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         36,372,133 shares outstanding as of July 31, 1997.

                                   1 of 13

                                    PART I

                            FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Financial Statements -
           Condensed Consolidated Balance Sheets as of
             June 30, 1997 and December 31, 1996.

           Condensed Consolidated Statements of Income for the Three and Six
                Months Ended June 30, 1997 and 1996.

           Condensed Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 1997 and 1996.

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

Results of Operations

Revenues from rental property increased $2.9 million or 6.7% to $45.3 million for the three months ended June 30, 1997, as compared with $42.4 million for the corresponding quarter ended June 30, 1996. Similarly, revenues from rental property increased $6.4 million or 7.6% to $90.5 million for the six months ended June 30, 1997, as compared with $84.1 million for the corresponding six-month period ended June 30, 1996. These net increases are primarily attributable to (i) property acquisitions during the six-month period ended June 30, 1997 (6 property interests) and throughout calendar year 1996 (39 property interests), and (ii) new leasing, property redevelopments and re-tenanting within the portfolio at improved rental rates.

Rental property expenses increased $.5 million or 2.0% to $25.2 million for the three months ended June 30, 1997, as compared with $24.7 million for the corresponding quarter ended June 30, 1996. Rent, real estate taxes and depreciation and amortization contributed significantly to this net increase in rental property expenses (increasing $.7 million or 5.2% for the three month period ended June 30, 1997 compared with the corresponding period in the preceding year) primarily due to property acquisitions offset by a decrease of $.2 million in operating and maintenance costs related primarily to reduced snow removal costs during the corresponding periods. Similarly, the rental property expense components of rent, real estate taxes and depreciation and amortization increased by $1.9 million or 8% for the six month period ended June 30, 1997 compared with the corresponding period in the preceding year primarily due to property acquisitions during the six months ended June 30, 1997 and throughout 1996. This increase was offset by (i) the net reduction of interest expense of $.5 million resulting primarily from the reduced average outstanding balance of secured indebtedness between the corresponding periods and (ii) a decrease in operating and maintenance costs of $1.3 million primarily attributable to reduced snow removal costs during the corresponding periods.

During June 1997, the Company disposed of a property in Troy, Ohio. Cash proceeds from the disposition totaling $1.6 million, together with an additional $8.3 million cash investment, were used to acquire an exchange shopping center property located in Ocala, Florida.

Net income for the three and six months ended June 30, 1997 was $21.0 million and $41.6 million, respectively. Net income for the three and six months ended June 30, 1996 was $18.4 million and $34.4 million, respectively. Net income improved $.05 and $.11 per share for the three and six month periods ended June 30, 1997, respectively, after adjusting for the gain on the sale of a shopping center property, reflecting the effect of property acquisitions, property redevelopments and increased leasing activity which strengthened operating profitability.

Liquidity and Capital Resources

Since the Company's initial public stock offering in November 1991, the Company has completed additional offerings of its public unsecured debt and equity raising in the aggregate in excess of $1 billion for the purposes of acquiring interests in neighborhood and community shopping center properties, repaying indebtedness and for expanding and improving properties in the portfolio. Management believes the public debt and equity markets will be the Company's principal source of capital for the future. A $100 million, unsecured revolving credit facility established in June 1994, which is scheduled to expire in June 2000, has made available funds to both finance property acquisitions and meet any short-term working capital requirements. The Company has also implemented a $150 million medium-term notes program pursuant to which it may from time to time offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions and redevelopment costs and (ii) better managing the Company's debt maturities.

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

                  KIMCO REALTY CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                         ---------------------------

                                                    June 30,       December 31,
                                                      1997            1996
                                                -------------    ---------------
Assets:

  Real estate, net of accumulated depreciation
    of $192,022,694 and $180,552,647            $   958,518,198  $  891,503,339
  Investment in retail store leases                  16,896,791      18,994,321
  Cash and cash equivalents                          22,931,408      37,425,206
  Accounts and notes receivable                      17,538,284      13,986,138
  Other assets                                       67,536,883      61,123,557
                                                ---------------  --------------
                                                $ 1,083,421,564  $1,023,032,561
                                                ===============  ==============

Liabilities:
  Notes payable                                    $370,250,000    $310,250,000
  Mortgages payable                                  49,243,880      54,404,939
  Other liabilities, including minority
     interests in partnerships                       55,061,819      52,606,653
                                                ---------------   -------------
                                                    474,555,699     417,261,592
                                                ---------------  --------------
Stockholders' Equity:
  Preferred stock, $1.00 par value, authorized
    5,000,000 and 930,000 shares, respectively

  Class A Preferred Stock, $1.00 par value,
    authorized 345,000 shares
    Issued and outstanding 300,000 shares               300,000         300,000
    Aggregate liquidation preference $75,000,000

  Class B Preferred Stock, $1.00 par value,
    authorized 230,000 shares
    Issued and outstanding 200,000 shares               200,000         200,000
    Aggregate liquidation preference $50,000,000

  Class C Preferred Stock, $1.00 par value,
   authorized 460,000 shares
   Issued and outstanding 400,000 shares                400,000         400,000
   Aggregate liquidation preference $100,000,000


  Common stock, $.01 par value, authorized
    100,000,000 and 50,000,000 shares, respectively
    Issued and outstanding
    36,309,380 and 36,215,055 shares,
    respectively                                        363,094         362,151
  Paid-in capital                                   721,456,412     719,601,956
  Cumulative distributions in excess of
    net income                                     (113,853,641)   (115,093,138)
                                                ---------------  --------------
                                                    608,865,865     605,770,969
                                                ---------------  --------------
                                                 $1,083,421,564  $1,023,032,561
                                                ===============  ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  KIMCO REALTY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          For the Three and Six Months ended June 30, 1997 and 1996
                       --------------------------------

                                                     Three Months Ended June 30,       Six Months Ended June 30,

                                                         1997            1996            1997         1996
                                                   --------------  ------------   ------------   --------------
Revenues from rental property                      $  45,276,241   $ 42,444,247   $ 90,471,558    $84,106,316
                                                   --------------  ------------   ------------   --------------
Rental property expenses:
  Rent                                                   426,536        339,448        854,484        681,797
  Real estate taxes                                    5,510,848      5,150,190     10,905,368      9,827,753
  Interest                                             6,775,437      6,713,770     13,071,041     13,578,368
  Operating and maintenance                            5,403,954      5,612,858     11,290,453     12,635,071
  Depreciation and amortization                        7,061,471      6,864,396     13,960,719     13,313,796
                                                   --------------  ------------   ------------   ------------
                                                      25,178,246     24,680,662     50,082,065     50,036,785
                                                   --------------  ------------   ------------   ------------
     Income from rental property                      20,097,995     17,763,585     40,389,493     34,069,532
Income from investment in retail store lease             893,715        900,451      1,809,654      1,819,364
                                                   --------------  ------------   ------------   ------------
                                                      20,991,710     18,664,036     42,199,147     35,888,896

Management fee income                                  1,075,460        987,886      1,863,811      1,747,336
General and administrative expenses                   (2,780,328)    (2,520,937)    (5,535,019)    (4,941,483)
Other income, net                                      1,514,046      1,307,698      2,877,222      1,671,669
                                                   --------------  ------------   ------------   ------------
     Income before gain on sale of shopping center
       property                                       20,800,888     18,438,683     41,405,161     34,366,418

Gain on sale of shopping center property                 243,995             --        243,995             --
                                                   --------------  ------------   ------------   -------------
     Net Income                                     $ 21,044,883   $ 18,438,683   $ 41,649,156   $ 34,366,418
                                                   =============   ============   ============   =============

     Net income applicable to common shares         $ 16,435,458   $ 14,038,683   $ 32,430,306   $ 27,450,793
                                                   =============   ============   ============   =============

     Net income per common share                           $0.45          $0.39          $0.89          $0.77
                                                           =====          =====          =====          =====


        The accompanying notes are an integral part of these condensed consolidated financial statements.

                  KIMCO REALTY CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Six Months ended June 30, 1997 and 1996
                            ---------------------

                                                        1997         1996
                                                     -----------  -----------

Cash flow provided by operations                     $56,362,009  $55,660,772
                                                     -----------  -----------

Cash flow from investing activities:

  Acquisition of and improvements to real estate     (80,797,493) (81,621,575)
  Investment in marketable securities                   (996,291)  (2,361,001)
  Acquisition of real estate through joint venture
   investment                                           (907,068)          --
  Advances to affiliated companies                    (6,036,000)          --
  Proceeds from disposition of shopping center
   property                                            1,550,000           --
                                                     -----------  -----------

     Net cash flow used for investing activities     (87,186,852) (83,982,576)
                                                     -----------  -----------

Cash flow from financing activities:
  Principal payments on debt, excluding
    normal amortization of rental
    property debt                                     (4,650,000)          --
  Principal payments on rental property
    debt, net                                           (511,059)    (753,593)
  Change in notes payable                             60,000,000  (15,000,000)
  Dividends paid                                     (40,363,295) (32,233,580)
  Proceeds from issuance of stock                      1,855,399  155,175,423
                                                     -----------  -----------


    Net cash flow provided by financing activities    16,331,045  107,188,250
                                                     -----------  -----------
    Change in cash and cash equivalents              (14,493,798)  78,866,446
Cash and cash equivalents, beginning of period        37,425,206   16,164,666
                                                     -----------  -----------
Cash and cash equivalents, end of period             $22,931,408  $95,031,112
                                                     ===========  ===========

Interest paid during the period                      $12,635,922  $13,182,286
                                                     ===========  ===========

Supplemental financing activity:
  Declaration of dividends paid in succeeding
      period                                         $18,767,183  $17,024,943
                                                     ===========  ===========


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

2. Property Acquisitions

              During the six months ended June 30, 1997, the Company and its affiliates acquired interests in 5 shopping center properties located in Indiana, Florida, Texas and Louisiana and a health care facility located in Pennsylvania through separate transactions for an aggregate purchase price of approximately $57.2 million.

3. Investment in Retail Store Leases

              Income from the investment in retail store leases for the six months ended June 30, 1997 and 1996 represents sublease revenues of approximately $10.6 million and $10.2 million, respectively, less related expenses of $7.8 million and $7.2 million, respectively, and amounts, which in management's estimation, reasonably provide for the recovery of the investment over a ten-year period.

4. Property Disposition

              During June 1997, the Company disposed of a shopping center property in Troy, Ohio. Cash proceeds from the disposition totaling $1.6 million, together with an additional $8.3 million cash investment, were used to acquire an exchange shopping center property located in Ocala, Florida.

5. Net Income Per Common Share


              Net income per common share is based upon weighted average numbers of common shares outstanding of 36,257,999 and 36,243,762 for the three and six months ended June 30, 1997, respectively, and 36,060,662 and 35,642,416 for the three and six months ended June 30, 1996, respectively.

6. Pro Forma Financial Information

As discussed in Notes 2 and 4, the Company and certain of its affiliates acquired and disposed of interests in certain shopping center properties during the six months ended June 30, 1997. The pro forma financial information set forth below is based upon the Company's historical, Condensed Consolidated Statement of Income for the six months ended June 30, 1996, and the Condensed Consolidated Statement of Income for the six months ended June 30, 1997, adjusted to give effect to these transactions as of January 1, 1996.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred as of January 1, 1996, nor does it purport to represent the results of future operations. (Amounts presented in millions, except per share figures.)

                                                  Six Months Ended
                                                       June 30,
                                            -----------------------------
                                                1997              1996
                                            -------------    ------------
Revenues from rental property                $ 93.3             $ 87.9
Net income                                   $ 42.0             $ 35.5
Net income per common share                  $  .90             $  .80


7. Subsequent Event

On August 6, 1997, certain subsidiaries of the Company acquired interests in 49 fee and leasehold properties from a retailer comprising approximately 5.9 million square feet of leasable area located in Illinois, Missouri, Texas, Oklahoma, Kansas, Indiana and Iowa. The Company was also granted (i) an option to acquire two other properties for $4.5 million (ii) an option to acquire 11 other properties in this transaction should certain conditions be satisfied, and
(iii) rights of first refusal to acquire 31 additional properties containing 4.2 million square feet of leasable area for a period of 5 years. The transaction also includes approximately 573,000 square feet of retail space which is substantially occupied by other retailers.

The aggregate price was approximately $130 million, consisting of $70.5 million in cash and the assumption of approximately $59.5 million of existing mortgage debt on certain of these properties. The mortgage debt bears interest at 10.54% per annum and cannot be repaid, without penalty, until its maturity July 1, 2000.


Simultaneously with this transaction, the Company entered into a single long-term net unitary lease covering all premises occupied by this retailer pursuant to which this seller/tenant may remain in occupancy and continue to conduct business in these premises.

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

                    None.

Item 3.  Defaults upon Senior Securities

                    None.

Item 4.  Submission of Matters to a Vote of Security Holders.

In connection with the Annual Meeting of Stockholders held on May 28, 1997, stockholders were asked to vote with respect to (i) the election of Directors to serve for the ensuing year and (ii) the amendment to the Charter of the Company to (a) increase the number of authorized shares of Common Stock of the Company, par value $.01 per share (the "Common Stock") from 50 million shares to 100 million shares (b) increase the number of authorized shares of Excess Stock of the Company, par value $.01 per share (the "Excess Stock") from 25.5 million shares to 51 million shares, and (c) increase the number of authorized shares of Preferred Stock of the Company, par value $1.00 per share, (the "Preferred Stock") from 930,000 shares to 5 million shares.

A total of 31,857,512 votes were cast regarding the election of Messrs. Cooper, Dooley, Flynn, Grills, Kimmel and Lourenso as follows:

Nominee                       Votes                For           Against
-------                       -----                ---           -------
Milton Cooper               31,857,512         31,479,307        378,205
Richard G. Dooley           31,857,512         31,481,807        375,705
Michael J. Flynn            31,857,512         31,485,407        372,105
Joe Grills                  31,857,512         31,481,907        375,605
Martin S. Kimmel            31,857,512         31,459,407        398,105
Frank Lourenso              31,857,512         31,485,657        371,855

The vote regarding the amendment to the Charter of the Company to increase the number of authorized shares of Common Stock, Excess Stock and Preferred Stock was adjourned until June 18, 1997, since an insufficient number of votes were present (by person or by proxy) to pass the proposal. On such date, 31,857,512 votes were cast with 24,507,753 votes cast in favor of the amendment to the Charter of the Company to increase the number of authorized shares of Common Stock, Excess Stock and Preferred Stock.

Item 5.  Other Information

                    Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

                    Exhibits -

                    4.1 Agreement to File Instruments

                    Kimco Realty Corporation (the "Registrant") hereby agrees to file with the Securities and Exchange Commission, upon request of the Commission, all instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries, and for any of its unconsolidated subsidiaries for which financial statements are required to be filed, and for which the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.

                    Form 8-K -

                    None

                                  SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      KIMCO REALTY CORPORATION

  08/13/97             /s/  Milton Cooper
-----------            ------------------
  (Date)                              Milton Cooper
                                      Chairman of the Board

  08/13/97             /s/  Michael V. Pappagallo
-----------            ---------------------------
  (Date)                              Michael V. Pappagallo
                                      Chief Financial Officer