Form 10-Q
period 1997-09-30
KIMCO REALTY CORP
filed 1997-11-12
CIK 879101

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549
                                   Form 10Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to _________
                        Commission file number 1-10899

                           Kimco Realty Corporation
                   ----------------------------------------
            (Exact name of registrant as specified in its charter)

            Maryland                                     13-2744380
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No)

               3333 New Hyde Park Road, New Hyde Park, NY 11042
            ------------------------------------------------------
             (Address of principal executive offices - Zip Code)

                                (516) 869-9000
                              ------------------
             (Registrant's telephone number, including area code)

    ---------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      X
Yes _____                No ______



                    APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         40,393,389 shares outstanding as of
                  October 31, 1997.


                                   1 of 12

                                    PART I
                            FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Financial Statements -
           Condensed Consolidated Balance Sheets as of
           September 30, 1997 and December 31, 1996.

         Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 1997 and 1996.

         Condensed Consolidated Statements of Cash Flows for the Nine
           Months Ended September 30, 1997 and 1996.

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

Results of Operations

Revenues from rental property increased $10.0 million or 24.4% to $50.8 million for the three months ended September 30, 1997, as compared with $40.8 million for the corresponding quarter ended September 30, 1996. Similarly, revenues from rental property increased $16.4 million or 13.1% to $141.3 million for the nine months ended September 30, 1997, as compared with $124.9 million for the corresponding nine month period ended September 30, 1996. These net increases are primarily attributable to (i) property acquisitions during the nine month period ended September 30, 1997 (56 property interests) and throughout calendar year 1996 (39 property interests), (ii) the completion of certain property redevelopment projects and (iii) new leasing and re-tenanting within the portfolio at improved rental rates.

Rental property expenses, including depreciation and amortization, increased $7.6 million or 32.7% to $30.6 million for the three months ended September 30, 1997, as compared with $23.0 million for the corresponding quarter ended September 30, 1996. Similarly, rental property expenses increased $7.6 million or 10.4% to $80.7 million for the nine months ended September 30, 1997, as compared with $73.1 million for the nine-month period ended September 30, 1996. Rent, real estate taxes and depreciation and amortization charges contributed significantly to this net increase in rental property expenses (increasing $4.0 million and $5.9 million, or 33.8% and 16.6%, respectively, for the three and nine month periods ended September 30, 1997, as compared with the corresponding three and nine month periods in the preceding year) primarily due to the 1997 property acquisitions and the property acquisitions throughout calendar year

1996. Interest expense increased $2.4 million and $1.9 million, or 36.2% and 9.5%, respectively, for the three and nine month periods ended September 30, 1997, as compared with the corresponding three and nine month periods in the preceding year, reflecting higher outstanding borrowings during 1997 (resulting from the issuance of an aggregate $100 million unsecured medium-term notes during May and July 1997 and the assumption of approximately $59.5 million of mortgage debt during August
1997) as compared to the corresponding periods in 1996.

General and administrative expenses increased approximately $.4 million and $1.0 million, to $3.0 million and $8.5 million, respectively, for the three and nine month periods ended September 30, 1997, as compared to $2.6 million and $7.5 million for the corresponding periods in the preceding year. This increase is primarily attributable to increased senior management and staff levels during 1997.

During June 1997, the Company disposed of a property in Troy, OH. Cash proceeds from the disposition totaling $1.6 million, together with an additional $8.3 million cash investment, were used to acquire an exchange shopping center property located in Ocala, FL.

During September 1996, the Company disposed of a property in Watertown, NY. Cash proceeds from the disposition, totaling approximately $1.8 million, together with an additional $2.2 million cash investment, were used to acquire an exchange shopping center property located in Lafayette, IN during January 1997.

Net income for the three and nine month periods ended September 30, 1997 was $20.6 million and $62.3 million, respectively. Net income for the three and nine month periods ended September 30, 1996 was $19.8 million and $54.2 million, respectively. This represents an increase in net income of $.04 and $.15 per common share for the three and nine month periods ended September 30, 1997, respectively, after adjusting for the gains on sales of shopping center properties in the respective periods. These increases reflect the effects of property acquisitions, the completion of certain property redevelopment projects and increased leasing activity which strengthened operating profitability.

Liquidity and Capital Resources

Since the Company's initial public stock offering in November 1991, the Company has completed additional offerings of its public unsecured debt and equity raising in the aggregate $1.2 billion for the purposes of acquiring interests in neighborhood and community shopping center properties, repaying indebtedness and for expanding and improving properties in the portfolio. Management believes the public debt and equity markets will continue to be the Company's principal source of capital for the future. A $100 million, unsecured revolving credit facility established in June 1994, which is scheduled to expire in June 2000, has made available funds to both finance property acquisitions and meet any short-term working capital requirements. The

Company has also implemented a $150 million medium-term notes program pursuant to which it may from time to time offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions and redevelopment costs and (ii) better managing the Company's debt maturities.

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

It is management's intention that the Company continually has access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financing in a manner consistent with its intention to operate with a conservative debt capitalization policy.

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

                  KIMCO REALTY CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                         ---------------------------


                                             September 30,       December 31,
                                                 1997                1996
                                          ------------------   -----------------

Assets:
 Real estate, net of accumulated depreciation
  of $199,156,875 and $180,552,647            $1,103,340,060     $  891,503,339
 Investment in retail store leases                16,408,989         18,994,321
 Cash and cash equivalents                       122,645,949         37,425,206
 Accounts and notes receivable                    16,090,574         13,986,138
 Other assets                                     76,027,470         61,123,557
                                              --------------     --------------
                                              $1,334,513,042     $1,023,032,561
                                              ==============     ==============

Liabilities:
 Notes payable                                $  410,250,000     $  310,250,000
 Mortgages payable                               108,129,377         54,404,939
 Other liabilities, including minority
  interests in partnerships                       72,450,843         52,606,653
                                              --------------     --------------
                                                 590,830,220        417,261,592
                                              --------------     --------------
Stockholders' Equity:
 Preferred stock, $1.00 par value, authorized
  5,000,000 and 930,000 shares, respectively
 Class A Preferred Stock, $1.00 par value,
  authorized 345,000 shares Issued and
  outstanding 300,000 shares                         300,000            300,000
  Aggregate liquidation preference $75,000,000
 Class B Preferred Stock, $1.00 par value,
  authorized 230,000 shares Issued and outstanding
  200,000 shares                                     200,000            200,000
  Aggregate liquidation preference $50,000,000
 Class C Preferred Stock, $1.00 par value,
  authorized 460,000 shares Issued and outstanding
  400,000 shares                                     400,000            400,000
  Aggregate liquidation preference $100,000,000

 Common stock, $.01 par value, authorized
  100,000,000 and 50,000,000 shares, respectively
  Issued and outstanding 40,390,889 and
  36,215,055 shares, respectively                    403,909            362,151
 Paid-in capital                                 857,568,979        719,601,956
 Cumulative distributions in excess of
  net income                                    (115,190,066)      (115,093,138)
                                              --------------     --------------
                                                 743,682,822        605,770,969
                                              --------------     --------------
                                              $1,334,513,042     $1,023,032,561
                                              ==============     ==============


 The accompanying notes are an integral part of these condensed consolidated financial statements.

                  KIMCO REALTY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       For the Three and Nine Months ended September 30, 1997 and 1996
                   ---------------------------------------

                                                    Three Months Ended September 30,   Nine Months Ended September 30,
                                                          1997            1996             1997            1996
                                                     -------------    -------------    -------------    -------------

Revenues from rental property                        $  50,822,619    $  40,837,356    $ 141,294,177    $ 124,943,673
                                                     -------------    -------------    -------------    -------------
Rental property expenses:
  Rent                                                   1,644,698          336,489        2,499,182        1,018,286
  Real estate taxes                                      6,573,729        4,697,077       17,479,097       14,524,830
  Interest                                               9,181,521        6,742,537       22,252,562       20,320,905
  Operating and maintenance                              5,397,149        4,337,982       16,687,602       16,973,053
  Depreciation and amortization                          7,776,881        6,919,811       21,737,600       20,233,607
                                                     -------------    -------------    -------------    -------------
                                                        30,573,978       23,033,896       80,656,043       73,070,681
                                                     -------------    -------------    -------------    -------------
     Income from rental property                        20,248,641       17,803,460       60,638,134       51,872,992
Income from investment in retail store leases              895,107          904,371        2,704,761        2,723,735
                                                     -------------    -------------    -------------    -------------
                                                        21,143,748       18,707,831       63,342,895       54,596,727

Management fee income                                      891,031          946,427        2,754,842        2,693,763
General and administrative expenses                     (2,991,139)      (2,572,785)      (8,526,158)      (7,514,268)
Other income, net                                        1,597,444        1,949,764        4,474,666        3,621,433
                                                     -------------    -------------    -------------    -------------
     Income before gain on sale of shopping center
       property                                         20,641,084       19,031,237       62,046,245       53,397,655

Gain on sale of shopping center property                        --          801,955          243,995          801,955
                                                     -------------    -------------    -------------    -------------
     Net Income                                      $  20,641,084    $  19,833,192    $  62,290,240    $  54,199,610
                                                     =============    =============    =============    =============
     Net income applicable to common shares          $  16,031,659    $  15,223,767    $  48,461,965    $  42,674,560
                                                     =============    =============    =============    =============

     Net income per common share                     $        0.44    $        0.42    $        1.33    $        1.19
                                                     =============    =============    =============    =============


 The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months ended September 30, 1997 and 1996
                       ----------------------------------

                                                        1997             1996
                                                       ------           ------

Cash flow provided by operations                   $ 100,186,622   $ 78,658,029
                                                   -------------    ------------
Cash flow from investing activities:
 Acquisition of and improvements to real estate     (173,518,344)  (126,261,585)
 Investment in marketable securities                  (1,968,889)    (4,935,008)
 Acquisition of real estate through joint
  venture  investment                                   (907,068)             -
 Advances to affiliated companies                    (12,036,000)             -
 Proceeds from disposition of shopping
  center property                                      1,550,000      1,825,000
                                                   -------------   -------------
   Net cash flow used for investing activities      (186,880,301)  (129,371,593)
                                                   -------------   -------------
Cash flow from financing activities:
 Principal payments on debt, excluding
  normal amortization of rental
  property debt                                       (4,650,000)      (649,153)
 Principal payments on rental property
  debt, net                                             (860,754)    (1,055,942)
 Change in notes payable                             100,000,000    (15,000,000)
 Dividends paid                                      (60,583,605)   (51,037,393)
 Proceeds from issuance of stock                     138,008,781    156,789,824
                                                   -------------   -------------
   Net cash flow provided by financing activities    171,914,422     89,047,336
                                                   -------------   -------------
   Change in cash and cash equivalents                85,220,743     38,333,772
Cash and cash equivalents, beginning of period        37,425,206     16,164,666
                                                   -------------   -------------
Cash and cash equivalents, end of period           $ 122,645,949   $ 54,498,438
                                                   =============   =============

Interest paid during the period                    $  17,050,469   $ 17,556,631
                                                   =============   =============


Supplemental financing activity:

 Acquisition of real estate interests by
  assumption of debt                               $  59,235,192   $          -
                                                   =============   =============
 Declaration of dividends paid in
  succeeding period                                $  20,524,382   $ 17,261,237
                                                   =============   =============


 The accompanying notes are an integral part of these condensed consolidated financial statements.

                  KIMCO REALTY CORPORATION AND SUBSIDIARIES

                              NOTES TO CONDENSED
                      CONSOLIDATED FINANCIAL STATEMENTS

                                  ----------

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

2.  Public Stock Offering

        On September 30, 1997, the Company completed a primary public stock offering of 4,000,000 shares of common stock at $35.50 per share. The net proceeds from this sale of common stock, totaling approximately $134.5 million (after related transaction costs of approximately $7.5 million),will be used for general corporate purposes, including the acquisition of interests in neighborhood and community shopping centers as suitable opportunities arise and the expansion and improvement of properties in the Company's portfolio.

3.  Retail Properties Acquisition

        During August 1997, certain subsidiaries of the Company acquired interests in 49 fee and leasehold properties from a retailer, comprising approximately 5.9 million square feet of leasable area located in Illinois, Missouri, Texas, Oklahoma, Kansas, Indiana and Iowa. The aggregate price was approximately $130 million, consisting of $70.5 million in cash and the assumption of approximately $59.5 million of existing mortgage debt on certain of these properties. The mortgage debt bears interest at 10.54% per annum and cannot be repaid, without penalty, until its maturity July 1, 2000. The Company was also granted (i) an option to acquire 11 other properties in this transaction should certain conditions be satisfied, (ii) an option to acquire two other properties for

$4.5 million, and (iii) rights of first refusal to acquire 31 additional properties containing 4.2 million square feet of leasable area for a period of 5 years. The transaction also includes approximately 573,000 square feet of retail space substantially occupied by other retailers and approximately 165,000 square feet of available retail space.

Simultaneously with this transaction, the Company entered into a single long-term unitary lease covering all premises occupied by this retailer pursuant to which this seller/tenant may remain in occupancy and continue to conduct business in these premises.

4.  Property Acquisitions

        During the nine months ended September 30, 1997, the Company and its affiliates acquired interests in 6 shopping center properties located in Indiana, Florida, South Carolina, Texas and Louisiana and a health care facility located in Pennsylvania through separate transactions for an aggregate purchase price of approximately $64.5 million.

5.  Investment in Retail Store Leases

        Income from the investment in retail store leases for the nine months ended September 30, 1997 and 1996 represents sublease revenues of approximately $15.8 million and $15.9 million, respectively, less related expenses of $11.5 million for each respective period, and amounts, which in management's estimation, reasonably provide for the recovery of the investment over a period representing the expected remaining term of the retail store leases.

6.  Property Dispositions

        During June 1997, the Company disposed of a shopping center property in Troy, OH. Cash proceeds from the disposition totaling $1.6 million, together with an additional $8.3 million cash investment, were used to acquire an exchange shopping center property located in Ocala, FL.

        During September 1996, the Company disposed of a property in Watertown, NY. Cash proceeds from the disposition, totaling approximately $1.8 million together with an additional $2.2 million cash investment, were used to acquire an exchange shopping center located in Lafayette, IN.

7.  Net Income Per Common Share

        Net income per common share is based upon weighted average numbers of common shares outstanding of 36,633,269 and 36,375,024 for the three and nine month periods ended September 30, 1997, respectively, and 36,148,885 and 35,815,472 for the three and nine month periods ended September 30, 1996, respectively.

8.  Pro Forma Financial Information

As discussed in Notes 4 and 6, the Company and certain of its subsidiaries acquired and disposed of interests in certain shopping center properties during the nine months ended September 30, 1997. The pro forma financial information set forth below is based upon the Company's historical, Condensed Consolidated

Statement of Income for the nine months ended September 30, 1996, and the Condensed Consolidated Statement of Income for the nine months ended September 30, 1997, adjusted to give effect to these transactions as of January 1, 1996.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred as of January 1, 1996, nor does it purport to represent the results of future operations. (Amounts presented in millions, except per share figures.)

                                  Nine Months Ended       Nine Months Ended
                                  September 30, 1997      September 30, 1996
                                  ------------------      ------------------
Revenues from rental property          $ 144.8                  $ 131.4
Net income                             $  62.8                  $  55.2
Net income per common share            $  1.35                  $  1.22

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

         None.

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits -
         4.1 Agreement to File Instruments
         Kimco Realty Corporation (the "Registrant") hereby agrees to file with the Securities and Exchange Commission, upon request of the Commission, all instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries, and for any of its unconsolidated subsidiaries for which financial statements are require to be filed, and for which the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.

         Form 8-K

         None.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  KIMCO REALTY CORPORATION

  08/12/97                          /s/  Milton Cooper
-----------                       ----------------------
  (Date)                          Milton Cooper
                                  Chairman of the Board


  08/12/97                          /s/ Michael V. Pappagallo
-----------                       ------------------------------
  (Date)                          Michael V. Pappagallo
                                  Chief Financial Officer