Form 10-K405
period 1997-12-31
KIMCO REALTY CORP
filed 1998-03-26
CIK 879101

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________ to ____________

Commission file number 1-10899

                            Kimco Realty Corporation
             (Exact name of registrant as specified in its charter)

        Maryland                                         13-2744380
  (State of incorporation)                  (I.R.S. Employer Identification No.)

3333 New Hyde Park Road, New Hyde Park, NY               11042-0020
(Address of principal executive offices)                  Zip Code

Registrant's telephone number, including area code (516)869-9000 Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
       Title of each class                                 which registered
Common Stock, par value $.01 per share                  New York Stock Exchange

Depositary Shares, each representing
one-tenth of a share of 7-3/4% Class A
Cumulative Redeemable Preferred Stock,
par value $1.00 per share.                               New York Stock Exchange

Depositary Shares, each representing
one-tenth of a share of 8-1/2% Class B
Cumulative Redeemable Preferred Stock,
par value $1.00 per share.                               New York Stock Exchange

Depositary Shares, each representing
one-tenth of a share of 8-3/8% Class C
Cumulative Redeemable Preferred Stock,
par value $1.00 per share.                               New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:


                                      None

                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $1.14 billion based upon the closing price on the New York Stock Exchange for such stock on February 27, 1998.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                   40,416,795 shares as of February 27, 1998.



                                    1 of 135

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

Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on May 28, 1998.

Index to Exhibits begins on page 34.

                                TABLE OF CONTENTS

                                                                           Form
                                                                           10-K
                                                                          Report
Item No.                                                                   Page
--------                                                                   ----
                                     PART I

 1. Business ...........................................................    4

 2. Properties .........................................................   13

 3. Legal Proceedings ..................................................   15

 4. Submission of Matters to a Vote of Security Holders ................   15

    Executive Officers of the Registrant ...............................   24

                                     PART II

 5. Market for the Registrant's Common Equity
      and Related Shareholder Matters ..................................   25

 6. Selected Financial Data ............................................   26

 7. Management's Discussion and Analysis of Financial
      Condition and Results of Operations ..............................   28

 8. Financial Statements and Supplementary Data ........................   31

 9. Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure ..............................   31

                                    PART III

10. Directors and Executive Officers of the Registrant .................   32

11. Executive Compensation .............................................   32

12. Security Ownership of Certain Beneficial Owners and
      Management .......................................................   32

13. Certain Relationships and Related Transactions .....................   32

                                     PART IV

14. Exhibits, Financial Statements, Schedules and Reports on
      Form 8-K .........................................................   33

                                     PART I

Item 1. Business

General Kimco Realty Corporation (the "Company") is one of the nation's largest owners and operators of neighborhood and community shopping centers. As of February 1, 1998, the Company's portfolio was comprised of 339 property interests including 273 neighborhood and community shopping center properties, two regional malls, 62 retail store leases, one leased parcel of undeveloped land and one distribution center comprising a total of approximately 41.7 million square feet of leasable space located in 37 states. The Company believes its portfolio of neighborhood and community shopping center properties is the largest (measured by gross leasable area, "GLA") currently held by any publicly-traded real estate investment trust ("REIT"). The Company is a self-administered REIT and manages its properties through present management, which has owned and operated neighborhood and community shopping centers for more than 30 years. The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties.

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

The Company's growth through its first fifteen years resulted primarily from the ground-up development and construction of its shopping centers. By 1981, the Company had assembled a portfolio of 77 properties that provided an established source of income and positioned the Company for an expansion of its asset base. At that time, the Company revised its strategy to focus on the acquisition of existing shopping centers because it believed generally that available financial returns did not justify the risks of continued ground-up development of properties. Furthermore, the Company's management believed that existing properties with below market-rate leases were available in the market at attractive prices. The Company considers such properties to offer greater leasing flexibility in the event space becomes available or should there be an overcapacity of space in the local economy. The Company also believes that opportunities exist to create value through the redevelopment and re-tenanting of existing shopping centers. As a result of this change in strategy, the Company has developed only two of the 262 property interests added to its portfolio since 1981, as compared with 68 of the 77 properties owned prior to that time.

Investment and Operating Strategy The Company's investment objective has been to increase cash flow, current income and consequently the value of its existing portfolio of properties, and to seek continued growth through (i) the strategic re-tenanting, renovation and expansion of its existing centers, and (ii) the selective acquisition of established income-producing real estate properties, and properties requiring significant re-tenanting and redevelopment, primarily in neighborhood and community shopping centers in geographic regions in which the Company presently operates. The Company intends to consider investments in other real estate sectors and in geographic markets where it does not presently operate should suitable opportunities arise.

The Company's neighborhood and community shopping center properties are designed to attract local area customers and typically are anchored by a supermarket, discount department store or drugstore tenant offering day-to-day necessities rather than high-priced luxury items. The Company may either purchase or lease income-producing properties in the future, and may also participate with other entities in property ownership through partnerships, joint ventures or similar types of co-ownership. Equity investments may be subject to existing mortgage financing and other indebtedness or such financing or indebtedness may be incurred in connection with acquiring such investments. Any such financing or indebtedness will have priority over the Company's equity interest in such property. The Company may make loans to joint ventures in which it may or may not participate in the future.

While the Company has historically held its properties for long-term investment, and accordingly has placed strong emphasis on its ongoing program of regular maintenance, periodic renovation and capital improvement, it is possible that properties in the portfolio may be sold, in whole or in part, as circumstances warrant, subject to REIT qualification rules.

The Company emphasizes equity real estate investments, but may, in its discretion, invest in mortgages, other real estate interests and other investments. The mortgages in which the Company may invest may be either first mortgages, junior mortgages or other mortgage-related securities.

The Company may legally invest in the securities of other issuers, for the purpose, among others, of exercising control over such entities, subject to the gross income and asset tests necessary for REIT qualification. The Company may acquire all or substantially all of these securities or assets of other REITs or similar entities where such investments would be consistent with the Company's investment policies. In any event, the Company does not intend that its investments in securities will require it to register as an "investment company" under the Investment Company Act of 1940.

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. At December 31, 1997, the Company's single largest neighborhood and community shopping center accounted for only approximately 1.9%

of the Company's annualized base rental revenues and only 1% of the Company's total shopping center GLA. At December 31, 1997, the Company's five largest tenants include Venture, Kmart Corporation, Kohl's, Walmart and TJX Companies, which represent approximately 11.7%, 4.1%, 3.4%, 2.7% and 2.2%, respectively, of the Company's annualized base rental revenues.

The Company intends to maintain a conservative debt capitalization with a ratio of debt to total market capitalization of approximately 50% or less. As of December 31, 1997, the Company had a debt to total market capitalization ratio of approximately 24%.

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

The Company's policies with respect to the aforementioned activities may be reviewed and modified from time to time by the Company's Board of Directors without the vote of the stockholders.

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

Capital Resources Completion of the Company's IPO, which resulted in net cash proceeds of approximately $116 million, permitted the Company to significantly deleverage its real estate portfolio and has made available the public debt and equity markets as the Company's principal source of capital for the future. A $100 million, unsecured revolving credit facility established in June 1994, which is scheduled to expire in June 2000 and an additional $150 million interim unsecured revolving credit facility, established in March 1998, scheduled to expire in June 1998, have made available funds to both finance the purchase of properties and meet any short-term working capital requirements. It is the Company's intention to extend the term of the $150 million interim revolving credit facility and establish it as a continuing part of the Company's total unsecured revolving credit availability. The Company has also implemented a $150 million medium-term notes program (the "MTN program") pursuant to which it may from time to time offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions and redevelopment costs, and (ii) better managing the Company's debt maturities. (See Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity raising in the aggregate over $1.15 billion for the purposes of repaying indebtedness, acquiring interests in neighborhood and community shopping centers and for expanding and improving properties in the portfolio.

It is management's intention that the Company continually have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financings, including an increase in the Company's unsecured revolving credit facility, in a manner consistent with its intention to operate with a conservative debt capitalization policy.

The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.

Inflation and Other Business Issues Many of the Company's leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive payment of additional rent calculated as a percentage of tenants' gross sales above predetermined thresholds ("Percentage Rents"), which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses include increases in the consumer price index or similar inflation indices. In addition, many of the Company's leases are for terms of less than 10 years, which permits the Company to seek to increase rents upon renewal to market rates. Most of the Company's leases require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. The Company periodically evaluates its exposure to short-term interest rates and will, from time to time, enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate loans.

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

Operating Practices Nearly all operating functions, including leasing, legal, construction, data processing, maintenance, finance and accounting, are administered by the Company from its executive offices in New Hyde Park, New York. The Company believes it is critical to have a management presence in its principal areas of operation; accordingly, the Company also maintains regional offices in Boca Raton and Orlando, Florida; Philadelphia, Pennsylvania; and Dayton and Cleveland, Ohio. A total of 107 persons are employed at the Company's executive and regional offices.

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

The Company also employs a total of 61 persons at several of its larger properties in order to more effectively administer its maintenance and security responsibilities.

Management Information Systems Virtually all operating activities are supported by a sophisticated computer software system designed to provide management with operating data necessary to make informed business decisions on a timely basis. These proprietary systems are continually expanded and enhanced by the Company and reflect a commitment to quality management and tenant relations. The Company has integrated an advanced mid-range computer with personal computer technology, creating a management information system that facilitates the development of property cash flow budgets, forecasts and related management information.

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

Recent Developments

Shopping Center Acquisitions -

     In January 1997, the Company purchased the Target Shopping Center located on Sagamore Parkway North in Lafayette, IN. This 177,000 square foot center is anchored by Target Stores and was acquired for approximately $4.1 million.

     In April 1997, the Company acquired the Carrollwood Commons shopping center located at Ehrlich Road and North Dale Mabry Highway, in Tampa, FL for approximately $14.1 million. This shopping center has 110,000 square feet of GLA and is anchored by Staples and Ross Stores.

     In June 1997, the Company purchased Shady Oaks Shopping Center, Woodforest Shopping Center and Hammond Aire Plaza located in Ocala, FL, Houston, TX, and Baton Rouge, LA, respectively. These properties were acquired in separate transactions for an aggregate purchase price of approximately $34.6 million. Shady Oaks Shopping Center, located at the intersection of S.R. 200 and Shady Oaks Road comprises 251,000 square feet of GLA and is anchored by Kmart Corporation, Service Merchandise and Kash N' Karry. Woodforest Shopping Center, which comprises 113,000 square feet of GLA at the intersection of Wood Forest Boulevard and Uvalde Road, is anchored by HEB Pantry Food and Palais Royal. Tenants at Hammond Aire Plaza, which comprises 264,000 square feet of GLA at the intersection of Old Hammond Highway and Airline Highway, include Marshalls, Steinmart and Taylor Office Supply.

     In September 1997, the Company acquired the Crossroads Center located on Frontage Road in Florence, SC for approximately $7.3 million. This 114,000 square foot shopping center is anchored by Staples and Hamricks.

     In October 1997, the Company purchased Mountainside Plaza and Maplewood Plaza located in Phoenix, AZ and Coral Springs, FL, respectively. These properties were acquired in separate transactions for an aggregate purchase price of approximately $20.5 million, including the assumption of approximately $8.1 million of mortgage debt encumbering the Mountainside Plaza property. Mountainside, which comprises 124,000 square feet of GLA at the intersection of Chandler Boulevard and 40th Street, is anchored by Safeway and Walgreens. Tenants at Maplewood Plaza, which comprises 86,000 square feet of GLA at the intersection of Ramblewood Drive and University Drive, include TJ Maxx and Blockbuster Video.

     In November 1997, the Company acquired the Festival at Manassas and Acadiana Square shopping centers located in Manassas, VA and Lafeyette, LA, respectively, in separate transactions for an aggregate purchase price of approximately $19.5 million. The Festival at Manassas is a 118,000 square foot center located at the intersection of Sudley Road and Portsmouth Drive and is anchored by Super Fresh Grocery and Blockbuster Video. Acadiana Square shopping center is a 148,000 square foot center located at the intersection of U.S. Highway 167 and Ambassador Caffery Parkway and is anchored by SteinMart, TJ Maxx and Office Max.

     In December 1997, the Company acquired The Gallery Shopping Center, Tri-Cities Square Shopping Center, Greenridge Shopping Center and North Rivers Market located in Greenville, SC, Mount Dora, FL, Staten Island, NY and North Charleston, SC, respectively. These properties were acquired in separate transactions for an aggregate purchase price of approximately $41.6 million, including the assumption of approximately $5.9 million of mortgage debt encumbering the Greenridge Shopping Center property. The Gallery Shopping

Center, which comprises 91,000 square feet of GLA on Haywood Road, is anchored by Baby Superstore. Tri-Cities Square Shopping Center, located on Eurora Road and US Highway 441, comprises 111,000 square feet of GLA and is anchored by Kmart. The Greenridge Shopping Center, which comprises 101,000 square feet of GLA at the intersection of Arthur Kill Road and Richmond Avenue, is anchored by Waldbaums Supermarket and CVS Drug Stores. North Rivers Market, which comprises 196,000 square feet of GLA at the intersection of Rivers Avenue and Northbrook Boulevard, is anchored by TJ Maxx, Marshalls and Phar-Mor.

Retail Properties Acquisition -

     In August 1997, certain subsidiaries of the Company acquired certain real estate assets from Venture Stores, Inc. ("Venture") consisting of interests in 49 fee and leasehold properties totaling approximately 5.9 million square feet of leasable area located in Illinois, Missouri, Texas, Oklahoma, Kansas, Indiana and Iowa (collectively, the "Venture Properties Acquisition"). The aggregate price was approximately $130 million, consisting of $70.5 million in cash and the assumption of approximately $59.5 million of existing mortgage debt on certain of these properties. The mortgage debt bears interest at 10.54% per annum and cannot be repaid without penalty, until its maturity on July 1, 2000. In addition, the Company was granted (i)an option to acquire two other properties for $4.5 million, (ii) an option to acquire up to 11 additional properties should certain conditions be satisfied and (iii) rights of first refusal, for a period of five years, to acquire 31 additional properties containing 4.2 million square feet of leasable area. The transaction also included approximately 573,000 square feet of retail space substantially occupied by other retailers and approximately 165,000 square feet of available non-Venture retail space. Simultaneously with this transaction, the Company entered into a long-term unitary net lease with Venture covering all premises occupied by Venture on these properties. As a result of this transaction, Venture was the primary or sole tenant at 60 of the Company's locations representing approximately 11.7% of the Company's annualized base rental revenues as of December 31, 1997.

     In January 1998, Venture filed for protection under Chapter 11 of the

United States Bankruptcy Code. The Company has not received notice that Venture will be delinquent in the payment of any rents due. There can be, however, no assurance that Venture will continue to pay rents as they become due or that the trustee in bankruptcy will not reject the leases under which Venture is bound.

Irrespective of Venture's current financial status, management believes that the Venture Properties Acquisition represents a unique strategic opportunity for the Company, based on the significant intrinsic value in the underlying real estate assets as a result of (i) attractive geographic locations, (ii) current below market-rate leases and (iii)the opportunity to lease-up the remaining 165,000 square feet of vacant non-Venture retail space. In addition to its intrinsic real estate value, the Venture Properties Acquisition also provides the Company with (i) strong initial yields, (ii) increased geographic diversification and
(iii) options to acquire additional properties. Accordingly, the Company believes that it could replace any defaulted or discharged leases with leases that are on no less favorable terms than the leases currently in place.

The Company, as a regular part of its business operations, will continue to actively seek properties for acquisition which have below market-rate leases or other cash flow growth potential.

Property Redevelopments -

The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace. During 1997, the Company substantially completed the redevelopment of 7 shopping centers in its portfolio, including properties located in Plainview, NY; Lexington, KY; Charles Town, WV; Norriton, PA; Westmont, NJ; Coral Springs, FL and Dayton, OH at a total cost of approximately $26.3 million. The Company is currently involved in redeveloping several other shopping centers, most notably its properties in N. Miami, FL, Richboro, PA, Winston-Salem, NC, and Grove Gate, FL. Approximately $3.7 million was expended during 1997 related to these ongoing projects. Each redevelopment represents an opportunity for the Company to capitalize on its leasing, site planning, design and construction expertise. The Company anticipates its capital commitment toward these and other redevelopments during 1998 will be approximately $30 million. These projects, which are currently proceeding on schedule and in line with the Company's budgeted costs, are expected to contribute to growth in the Company's funds from operations in the future.

Property Disposition -

During June 1997, the Company disposed of a property in Troy, OH. Proceeds from the disposition totaling approximately $1.6 million, together with an additional $8.3 million cash investment, were used to acquire an exchange shopping center property located in Ocala, FL.

Kimco Select Investments -

Kimco Select Investments, a New York general partnership ("Kimco Select"), was formed in 1997 to provide the Company, through its 90% ownership interest, the opportunity to make investments outside of its core neighborhood and community shopping center business. Although potential investments may be largely retail-focused, Kimco Select may invest in other asset categories. Kimco Select will focus on investments where the intrinsic value in the underlying assets may provide potentially superior returns relative to the inherent risk. These investments may be in the form of direct ownership of real estate, mortgage loans, public and private debt and equity securities that Kimco Select believes are undervalued, unoccupied properties, properties leased to weak or bankrupt tenants and other assets.

Kimco Select is managed by David M. Samber, formerly President and Chief Operating Officer of the Company, who owns the remaining 10% ownership interest in Kimco Select. The Company has made an initial commitment of $35 million towards investments by Kimco Select and may increase its commitment as management deems appropriate.

During 1997, Kimco Select through a joint venture investment, acquired an interest in a multi-story building in Eastwick, PA. This 39,000 square foot property, and a 53,000 square foot property in Upper Darby, PA previously acquired, have been redeveloped as ambulatory care facilities, anchored by Mercy Health Corporation, a leading regional health care system and contain complementary retail space. The acquisition and redevelopment costs related to these two properties totaled approximately $10 million.

Kimco Select also acquired (i) various first mortgage loan participations, (ii) certain public bonds, and (iii) a joint venture interest in an entity which owns an office building in Miami, FL. The aggregate acquisition cost related to these investments was approximately $4.6 million.

Financings -

Debt. During 1997, the Company issued an aggregate principal amount of $100 million of unsecured notes under its MTN program. These unsecured notes are comprised of (i) a $30 million ten-year note bearing interest at 7.46% and maturing in May 2007, (ii) a $20 million twelve-year note bearing interest at 7.56% and maturing in May 2009, (iii) a $20 million ten-year note bearing interest at 6.96% and maturing in July 2007 and (iv) a $30 million twelve-year note bearing interest at 7.06% and maturing in July 2009. (See Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

In June 1997, the Company amended its $100 million, unsecured revolving credit facility with a group of banks to provide, for a reduction (i) by .25% (25 basis points) in the spread above the LIBOR rate or money-market rate, whichever is applicable, paid on borrowings under the facility and (ii) by .02% (2 basis points) in the annual fee payable on a certain portion of the facility which remains unused from time to time. In addition, certain administrative and extension fees were also reduced. The facility term was also extended one year and is now scheduled to expire on June 30, 2000.

Equity. During September 1997, the Company completed a primary public stock offering of 4,000,000 shares of common stock at $35.50 per share. The net proceeds from this sale of common stock, totaling approximately $134.5 million (after related transaction costs of approximately $7.5 million) have been used primarily for the acquisition of neighborhood and community shopping centers. (See Note 11 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

Subsequent Events

Property Acquisitions / Disposition -

In January 1998, the Company acquired seven neighborhood and community shopping center properties comprising approximately 632,000 square feet of GLA in the

Denver, CO market for approximately $43.6 million, including the assumption of $4.2 million of mortgage debt. These properties are primarily anchored by supermarket or drugstore tenants, including Safeway, Cub Foods and Phar-Mor.

In addition, the Company, through its affiliate Kimco Select, acquired interests in three retail properties in the Chicago, IL market comprising approximately 516,000 square feet of GLA for an aggregate purchase price of approximately $23.7 million. These properties include approximately 70,000 square feet of showroom space and adjoining warehouses of approximately 100,000 square feet at each location. Simultaneous with this transaction, the Company leased to Heilig-Meyers, the country's largest furniture retailer, the showroom portion of each property under individual long-term leases. The Company is currently planning the redevelopment of the warehouse portion of each property.

The Company disposed of a property in Pinellas Park, FL during January 1998. Cash proceeds from the disposition totaling $2.3 million will be used to acquire an exchange shopping center property.

Price REIT Merger -

On January 13, 1998, the Company and The Price REIT, Inc., a Maryland corporation ("Price REIT") signed a definitive agreement to merge, (the "Merger"). Pursuant to the terms of the Agreement and Plan of Merger dated January 13, 1998, as amended March 5, 1998 (the "Merger Agreement"), Price REIT will be merged into a newly formed wholly-owned subsidiary of the Company.

The transaction is intended, for financial accounting purposes, to be accounted for as a purchase. Under the terms of the Merger Agreement each share of Price REIT common stock will be exchanged for a combination of the Company's common stock and Kimco depositary shares (the "Class D Depositary Shares"), each depositary share representing a 1/10 of a share interest in a new issue of Kimco 7.5% Class D Cumulative Convertible Preferred Stock (the "Class D Convertible Preferred Stock") having an aggregate value of at least $45 based on the "Kimco Average Price" (as defined herein) and the liquidation preference of the Class D Depositary Shares (collectively, the "Merger Consideration"). The Merger, which is expected to be completed in mid-1998, is subject to customary closing conditions, including certain regulatory approvals and the approval of the issuance of the Merger Consideration by the stockholders of the Company and the approval of the Merger by the Stockholders of Price REIT.

The Merger Agreement provides for a pre-closing adjustment to the number of shares of the Company's common stock and Class D Depositary Shares issuable per share of Price REIT common stock in order to ensure that Price REIT stockholders will receive at least, and possibly more than, $45 in the Company's securities per Price REIT share. Specifically, in the event that the average closing price of the Company's common stock (the "Kimco Average Price" as defined herein) ending on and including the seventh trading day immediately preceding the date of the Company's 1998 annual meeting of stockholders plus $10 is less than $45, the amount of Class D Depositary Shares will be increased up to a maximum of $11.25 of Class D Depositary Shares (based on a liquidation preference of $25 per Class D Depositary Share) to arrive at a value of $45. To the extent that the issuance of $11.25 of Class D Depositary Shares would still result in less than $45 of combined value, the number of shares of the Company's common stock issuable per Price REIT share will be increased in order to arrive at a total of $45 delivered in the Company's securities. However, the Company may elect to terminate the Merger Agreement in the event its Average Price (the "Average Price", as defined herein) during a specified calculation period or the closing price on the scheduled closing date or on either of the two days prior to the scheduled closing date is less than $32.

In the event that the "Kimco Average Price" (as defined herein) plus $10 is greater than $45, each share of Price REIT common stock would continue to be converted into one share of the Company's common stock and the amount of Class D Depositary Shares will be decreased by 50% of the amount by which the Kimco Average Price referred to above plus $10 exceeds $45. However, Price REIT stockholders will never receive less than $9 of Class D Depositary Shares. Thus, as a result of the merger, Price REIT stockholders will obtain the benefit of 50% of the increase in value of the Company's common stock as reflected in the Kimco Average Price between $35 and $37, and 100% of any increase above $37.

As used herein, the "Kimco Average Price" shall be the average of Average Prices (as defined herein) of the Company's common stock for fifteen (15) randomly selected trading days within the thirty (30) consecutive trading days ending on and including the seventh trading day immediately preceding the date of the Company's 1998 annual meeting of stockholders. As used herein, the "Average Price" for any date means the average of the daily high and low prices of the Company's common stock on the New York Stock Exchange (the "NYSE") as reported in The Wall Street Journal, or if not reported thereby, by another authoritative source. The random selection of trading days shall be made under the joint supervision of the financial advisors retained by the Company and Price REIT in connection with the transactions contemplated hereby.

The dividend rate on the Class D Depositary Shares will be 7.5 % per annum, or, if greater, the dividend on the shares of the Company's common stock into which a Class D Depositary Share is convertible plus $0.0275 quarterly. The Class D Depositary Shares will be convertible into the Company's common stock at a conversion price of $40.25 per share at any time by the holder and may be redeemed by the Company at the conversion price in shares of the Company's common stock at any time after the third anniversary of the Merger if for any 20 trading days during a rolling 30 day consecutive trading-day period the Company's common stock closing price exceeds $48.30, subject to certain adjustments. The Class D Depositary Shares are expected to be listed on the NYSE.

The Merger Agreement also provides that each party will be entitled to a

Break-Up Fee in the amount of $12,500,000 or reimbursement of expenses up to $2,000,000 in the event the agreement is terminated under various circumstances. The Company has also agreed that if it elects to terminate the Merger Agreement because its common stock price closes below $32, Price REIT will be entitled to receive $6,250,000.

Financings -

In March 1998, the Company obtained an additional $150 million interim unsecured revolving credit facility to both finance the purchase of properties and meet any short-term working capital requirements. This facility is scheduled to expire in June 1998, however, it is the Company's intention to extend the term of this facility and establish it as a continuing part of the Company's total unsecured revolving credit availability.

KC Holdings, Inc.

To facilitate the Company's November 1991 IPO, forty-six shopping center properties and certain other assets, together with indebtedness related thereto, were transferred to subsidiaries of KC Holdings, Inc. ("KC Holdings") a newly formed corporation that is owned by the stockholders of the Company prior to the IPO. The Company, although having no ownership interest in KC Holdings or its subsidiary companies, was granted ten-year, fixed-price options to reacquire the real estate assets owned by KC Holdings' subsidiaries, subject to any liabilities outstanding with respect to such assets at the time of an option exercise. As of February 27, 1998, KC Holdings' subsidiaries had conveyed fourteen shopping center properties back to the Company and had disposed of ten additional centers in transactions with third parties. The members of the Company's Board of Directors who are not also shareholders of KC Holdings unanimously approved the purchase of each of the fourteen shopping centers that have been reacquired by the Company from KC Holdings. (See Notes 9 and 13 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

The Company manages 18 of KC Holdings' 22 shopping center properties pursuant to a management agreement. KC Holdings' other four shopping center properties are managed by unaffiliated joint venture partners.

Acquisition Option -

The Company holds 10-year acquisition options which expire in November 2001 to reacquire interests in the 22 shopping center properties owned by KC Holdings' subsidiaries. The option exercise prices are fixed and payable in shares of the Company's common stock or, in the event payment in the form of common stock could jeopardize the Company's status as a REIT, an equivalent value in cash. If the Company exercises its options to acquire all the remaining shopping center properties, the maximum aggregate amount payable to KC Holdings would be approximately $11.1 million, or approximately 316,000 shares of the Company's common stock (assuming shares valued at the closing price on the NYSE of $35.13 per share as of February 27, 1998). The Company would acquire the properties subject to any existing mortgage indebtedness and other liabilities on the properties. The acquisition options enable the Company to obtain any appreciation in the value of these properties over the option exercise prices, while eliminating the Company's interim exposure to leverage and operating risks.

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

Exchange Listings

The Company's common stock, Class A Depositary Shares, Class B Depositary Shares and Class C Depositary Shares are traded on the NYSE under the trading symbols "KIM", "KIMprA", "KIMprB" and "KIMprC", respectively.

Item 2.  Properties

Real Estate Portfolio As of February 1, 1998 the Company's shopping center portfolio was comprised of approximately 35.8 million square feet of GLA in 273 neighborhood and community shopping center properties and two regional malls, located in 30 states. Neighborhood and community shopping centers comprise the primary focus of the Company's current portfolio, representing approximately 97% of the Company's total shopping center GLA. As of February 1, 1998 approximately 90% of the Company's neighborhood and community shopping center space was leased, and the average annualized base rent per leased square foot was $6.37.

The Company's neighborhood and community shopping center properties, generally owned and operated through subsidiaries or joint ventures, had an average size of approximately 126,000 square feet as of February 1, 1998. The Company retains its shopping centers for long-term investment and consequently pursues a program of regular physical maintenance together with major renovations and refurbishing to preserve and increase the value of its properties. These projects usually include renovating existing facades, installing uniform signage, resurfacing parking lots and enhancing parking lot lighting. During 1997, the Company capitalized approximately $3.7 million in connection with these property improvements.

The Company's neighborhood and community shopping centers are usually "anchored" by a national or regional discount department store, supermarket or drugstore. As one of the original participants in the growth of the shopping center industry and one of the nation's largest owners and operators of shopping centers, the Company has established close relationships with a large number of major national and regional retailers. National and regional companies that are tenants in the Company's shopping center properties include Venture, Kmart Corporation, Kohl's, WalMart, TJX Companies, Toys/Kids `R Us and Schottenstein Stores.

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

Approximately 1,100 of the Company's 2,680 leases also contain provisions requiring the payment of additional rent calculated as a percentage of tenants' gross sales above predetermined thresholds. Percentage rents accounted for approximately 2% of the Company's revenues from rental property for the year ended December 31, 1997.

Minimum base rental revenues and operating expense reimbursements accounted for approximately 98% of the Company's total revenues from rental property for the year ended December 31, 1997. The Company's management believes that the average base rent per square foot for the Company's existing leases is generally lower than the prevailing market rate base rents in the geographic regions where the Company operates, reflecting the potential for future growth.

The Company has been able to capitalize on the below market-rate leases in its existing shopping center portfolio to obtain increases in rental revenues through the renewal of leases or strategic re-tenanting of space. From January 1, 1997 to December 31, 1997, excluding the effect of 1997 acquisitions, the Company increased the average base rent per leased square foot on its portfolio of neighborhood and community shopping centers from $6.21 to $6.50, an increase of $.29 per square foot, or approximately 5%, which was attributable to leasing activity within the existing portfolio. The effect of 1997 acquisitions reduced the overall rent per leased square foot by $.19, thus bringing the average rent per leased square foot to $6.31 as of December 31, 1997. The average annual base rent per leased square foot for new leases executed in 1997 was $9.07.

The Company seeks to reduce its operating and leasing risks through geographic and tenant diversity. No single neighborhood and community shopping center accounted for more than 1.0% of the Company's total shopping center GLA or more than 1.9% of total annualized base rental revenues as of December 31, 1997. The five largest tenants of the Company include Venture, Kmart Corporation, Kohl's,

WalMart and TJX Companies, which represent approximately 11.7%, 4.1%, 3.4%, 2.7% and 2.2%, respectively, of the annualized base rental revenues at December 31, 1997. The Company maintains an active leasing and capital improvement program that, combined with the high quality of the locations, has made, in management's opinion, the Company's properties attractive to tenants.

The Company's management believes its experience in the industry and its relationships with numerous national and regional tenants gives it an advantage in an industry where ownership is fragmented among a large number of property owners.

Retail Store Leases In addition to its neighborhood and community shopping center portfolio and two regional malls, the Company holds interests in various retail store leases relating to approximately 5.6 million square feet of anchor store premises in 62 neighborhood and community shopping centers located in 24 states. As of February 1, 1998 approximately 98% of these premises had been sublet to retailers which lease the stores pursuant to net lease agreements providing for average annualized base rental payments to the Company of $3.73 per square foot. The Company's average annualized base rental obligation pursuant to its retail store leases with the fee owners of such subleased premises is approximately $2.74 per square foot. The average remaining primary term of the Company's retail store leases (and similarly the remaining primary terms of its sublease agreements with the tenants currently leasing such space) is approximately 4.8 years, excluding options to renew such leases for terms which generally range from 5-25 years.

Ground-Leased Properties The Company has 45 shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company (or an affiliated joint venture) to construct and/or operate a shopping center. The Company or the joint venture pays rent for the use of the land and generally is responsible for all costs and expenses associated with the building and improvements. At the end of these long-term leases, unless extended, the land together with all improvements revert to the land owner.

Undeveloped Land Although the Company does not own any unimproved land tracts that it intends to develop as new shopping centers, the Company does own parcels of land adjacent to certain of its existing shopping centers that are held for possible expansion and a parcel of undeveloped land leased to a retailer. At times, should circumstances warrant, the Company may develop or dispose of these parcels.

The table on pages 16 to 23 sets forth more specific information with respect to each of the Company's shopping center properties as of December 31, 1997.

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

Item 4. Submission of Matters to a Vote of Security Holders


None

                                 PROPERTY CHART

                               YEAR                   OWNERSHIP                                       LEASABLE             PERCENT
                             DEVELOPED                INTEREST/                 LAND AREA               AREA               LEASED
                            OR ACQUIRED            (EXPIRATION)(2)              (ACRES)               (SQ.FT.)                (1)
                            -----------            ---------------              -------               --------             -------
ARIZONA
      PHOENIX                  1997                      FEE                       17.50                124,054                 99
      PHOENIX                  1996               FEE/JOINT VENTURE                13.09                186,575                 93

CALIFORNIA
      ANAHEIM                  1995                      FEE                        1.04                 15,306                100

CONNECTICUT
      HAMDEN                   1997               FEE/JOINT VENTURE                 7.42                341,502                 97
      WATERBURY                1993                      FEE                       13.10                136,153                100

DELAWARE
      ELSMERE                  1979               GROUND LEASE(2076)               17.14                111,600                100

FLORIDA
      MELBOURNE                1994                      FEE                       13.84                131,851                 77
      MELBOURNE                1968               GROUND LEASE(2071)               11.53                168,797                 58
      CORAL SPRINGS            1994                      FEE                        5.90                 46,497                100
      CORAL SPRINGS            1997                      FEE                        9.80                 83,500                100
      LAUDERDALE LAKES         1968               FEE/JOINT VENTURE                10.04                112,476                 92
      LAUDERHILL               1974                      FEE                       15.50                180,026                 88
      MARGATE                  1993                      FEE                       34.07                256,030                 91
      PLANTATION               1974               FEE/JOINT VENTURE                 4.59                 60,414                100
      POMPANO BEACH            1968               FEE/JOINT VENTURE                 6.55                 63,838                 98
      HOMESTEAD                1972               FEE/JOINT VENTURE                21.00                160,819                 87
      MIAMI (3)                1968                      FEE                        8.23                104,968                 33
      MIAMI (3)                1985                      FEE                       15.92                 93,643                 88
      MIAMI                    1986                      FEE                        7.78                 81,780                 97
      SOUTH MIAMI              1995                      FEE                        5.44                 60,804                 96
      TAMPA                    1997                      FEE                       16.34                109,408                100
      LEESBURG                 1969               GROUND LEASE(2017)                1.25                 13,468                 89
      MOUNT DORA               1997                      FEE                       12.44                118,150                 97
      BRADENTON                1968               FEE/JOINT VENTURE                 6.20                 24,700                100
      OCALA                    1997                      FEE                       27.17                250,620                 95
      STUART                   1994                      FEE                       20.67                170,291                 98
      EAST ORLANDO             1971                      FEE                       11.63                124,798                100
      LAKE BARTON              1968                      FEE                        4.79                  2,800                100

      ORLANDO                  1994                      FEE                       28.00                230,704                100
      ORLANDO (3)              1996                      FEE                       11.70                129,036                 61
      ORLANDO                  1968        GROUND LEASE(2047)/JOINT VENTURE         7.75                103,480                100
      ORLANDO                  1968               FEE/JOINT VENTURE                10.00                114,434                100
      ALTAMONTE SPRINGS        1995                      FEE                        5.58                 94,193                100
      KISSIMMEE                1996                      FEE                       18.42                130,983                100
      BOCA RATON               1967                      FEE                        9.85                 73,549                 92
      RIVIERA BEACH            1968        GROUND LEASE(2066)/JOINT VENTURE         5.06                 46,390                 44
      WEST PALM BEACH          1995                      FEE                        7.93                 80,845                 99
      WEST PALM BEACH          1967               FEE/JOINT VENTURE                 7.57                 74,326                100
      NEW PORT RICHEY          1972                      FEE                        0.99                  9,000
      LARGO                    1968                      FEE                       11.98                149,472                100
      LARGO                    1992                      FEE                       29.44                215,916                 95
      LARGO                    1993                      FEE                        6.62                 56,630                 86
      PINELLAS PARK (5)        1970                      FEE                       13.70                119,355                  2

                            MAJOR LEASES
                            (LEASE EXPIRATION/
                            OPTION EXPIRATION)
                            ------------------
ARIZONA
      PHOENIX               SAFEWAY(2009), WALGREENS(2029)
      PHOENIX               HOME DEPOT(1998/2018)

CALIFORNIA
      ANAHEIM

CONNECTICUT
      HAMDEN                BRADLEES(2004/2014), STEINBACH INC(2002/2012), BOB'S(2016/2036)
      WATERBURY             BRADLEES(2002/2007), STOP & SHOP(2013/2043)

DELAWARE
      ELSMERE               SCHOTTENSTEIN(2008/2038)

FLORIDA
      MELBOURNE             WINN DIXIE(2002/2027)
      MELBOURNE             FABRI CENTER(2006/2016), WALGREENS(2045)
      CORAL SPRINGS         LINENS 'N THINGS(2012/2027), PIER 1 IMPORTS(2001/2011)
      CORAL SPRINGS         TJ MAXX(2001),  BLOCKBUSTER(2006)
      LAUDERDALE LAKES      FAMILY DOLLAR(2002/2017)
      LAUDERHILL            BABY SUPERSTORE(2004/2014), PARTY CITY(2007/2017)
      MARGATE               PUBLIX(2008/2028), OFFICE DEPOT(2000/2020)
      PLANTATION            WHOLE FOODS(2009/2019)
      POMPANO BEACH         BIG LOTS(2001/2011)
      HOMESTEAD             PUBLIX(2014/2034), OFFICE MAX(2013/2028), ECKERD(2002/2012)
      MIAMI (3)             WALGREENS (1999)
      MIAMI (3)             PUBLIX(2018/2038), WALGREENS(2058)
      MIAMI                 PUBLIX(2009/2029), WALGREENS(2018)
      SOUTH MIAMI           KIDS R US (2016/2021), PARTY CITY(2007/2017)
      TAMPA                 STAPLES(2003/2018), ROSS STORES(2002/2022)
      LEESBURG              DISCOUNT AUTO PARTS (1999/2004)
      MOUNT DORA            KMART(2013/2063), PET SUPERMARKET(2003/2013)

      BRADENTON             DISCOUNT VIDEO (2002/2007)
      OCALA                 KMART(2001/2021), SERVICE MERCHANDISE(2007/2032)
      STUART                SERVICE MERCHANDISE(2010/2070), MARSHALLS (1999/2019)
      EAST ORLANDO          SPORTS AUTHORITY(2000/2020), OFFICE DEPOT (2005/2025)
      LAKE BARTON
      ORLANDO               COSTCO (2006/2026), SPORTS AUTHORITY(2011/2031)
      ORLANDO (3)           ROSS STORES(2003/2023), BIG LOTS(1999/2009)
      ORLANDO               DORIN DISTRIBUTORS (2002/2007), ECONOMY RESTAURANT (1998/2003)
      ORLANDO               BALLYS HEALTH(2008/2018), HSN REALTY(2000/2009)
      ALTAMONTE SPRINGS     ROOMS TO GO(2001), THOMASVILLE HOME(2001/2006)
      KISSIMMEE             KASH N KARRY(2006/2036), OFFICE MAX (2012/2027)
      BOCA RATON            WINN DIXIE (2008/2033)
      RIVIERA BEACH         BOATHOUSE DISCOUNT(2002/2007)
      WEST PALM BEACH       BABY SUPERSTORE(2006/2021)
      WEST PALM BEACH       WINN DIXIE (2010/2030), FAMILY DOLLAR(2009/2024)
      NEW PORT RICHEY
      LARGO                 WALMART (2007/2027)
      LARGO                 PUBLIX (2009/2029), OFFICE DEPOT(1999/2019)
      LARGO
      PINELLAS PARK (5)

                                 PROPERTY CHART

                               YEAR                   OWNERSHIP                                       LEASABLE             PERCENT
                             DEVELOPED                INTEREST/                 LAND AREA               AREA               LEASED
                            OR ACQUIRED            (EXPIRATION)(2)              (ACRES)               (SQ.FT.)                (1)
                            -----------            ---------------              -------               --------             -------
      ST. PETERSBURG           1968        GROUND LEASE(2084)/JOINT VENTURE         9.01                119,179                 90
      WINTER HAVEN             1973               FEE/JOINT VENTURE                13.90                 88,400                 60
      PALATKA                  1970                      FEE                        8.90                 72,216                 93
      SARASOTA                 1970                      FEE                       10.00                103,085                 97
      SARASOTA                 1989                      FEE                       11.98                109,273                 97
      FERN PARK                1968                      FEE                       12.00                131,894                 99
      SANFORD                  1989                      FEE                       40.90                301,801                 91
      FT. PIERCE               1970               FEE/JOINT VENTURE                14.83                210,460                 88

GEORGIA
      MACON                    1969                      FEE                       12.30                127,260                 78
      SAVANNAH                 1993                      FEE                       22.22                187,302                 88
      SAVANNAH                 1995                      FEE                        9.50                 88,480                100
      FOREST PARK              1969                      FEE                       14.21                100,452                 90
      ATLANTA                  1988                      FEE                       19.48                165,314                100
      GAINESVILLE              1970               FEE/JOINT VENTURE                12.60                142,288                 99
      AUGUSTA                  1995                      FEE                       11.32                119,930                 99


IOWA
      WATERLOO                 1996                      FEE                        8.97                 96,000                100
      DUBUQUE                  1997               GROUND LEASE(2019)                8.37                 83,705                100
      CLIVE                    1996                      FEE                        8.80                 90,000                100
      DES MOINES               1996                      FEE                        9.56                 96,400                100
      DAVENPORT                1997               GROUND LEASE(2004)                9.10                 91,035                100

ILLINOIS
      CALUMET CITY             1997                      FEE                       16.98                197,386                 95
      CHICAGO                  1997               GROUND LEASE(2020)               10.94                109,441                100
      CHICAGO                  1997               GROUND LEASE(2040)               17.48                104,263                100
      CHICAGO                  1997                      FEE                        6.04                 87,563                100
      COUNTRYSIDE              1997               GROUND LEASE(2053)               27.67                117,456                100
      CRESTWOOD                1997               GROUND LEASE(2051)               36.75                 79,903                100
      FOREST PARK              1997               GROUND LEASE(2021)                9.83                 98,371                100
      MATTESON                 1997                      FEE                       17.01                165,623                 98
      MT.PROSPECT              1997                      FEE                       16.80                165,603                 87
      NILES                    1997               GROUND LEASE(2022)               10.18                101,775                100
      NORRIDGE                 1997               GROUND LEASE(2042)               11.69                116,914                100
      OAK LAWN                 1997                      FEE                       15.43                165,623                 94
      OAKBROOK TERRACE         1997                      FEE                       16.90                169,034                100
      SCHAUMBURG               1997               GROUND LEASE(2015)               10.49                104,910                100
      SKOKIE                   1997               GROUND LEASE(2003)               10.66                106,600                100
      ADDISON                  1968               GROUND LEASE(2066)                7.99                 93,289                100
      DOWNERS GROVE            1997                      FEE                       12.04                144,559                100
      NAPERVILLE               1997                      FEE                        9.00                102,615                100
      CARBONDALE               1997               GROUND LEASE(2052)                8.05                 80,535                100
      BRADLEY                  1996                      FEE                        5.35                 80,300                100
      ELGIN                    1972                      FEE                       18.69                178,539                 89
      GENEVA                   1996                      FEE                        8.18                104,000                100
      OTTAWA                   1970                      FEE                        9.00                 60,000                100
      BLOOMINGTON              1972                      FEE                       16.09                175,530                100
      PEORIA                   1997               GROUND LEASE(2055)               20.45                158,407                 83
      CRESTHILL                1997               GROUND LEASE(2039)                9.03                 90,313                100

                                 MAJOR LEASES
                                 (LEASE EXPIRATION/
                                 OPTION EXPIRATION)
                                 ------------------
      ST. PETERSBURG             KASH N KARRY(2017/2037), TJ MAXX(2001/2011)
      WINTER HAVEN               BIG LOTS(2000/2010), FABRI CENTER(2006/2016)
      PALATKA                    SAVE A LOT(2003/2013), BIG LOTS(1999/2009)
      SARASOTA                   TJ MAXX(2001/2016), OFFICE MAX(2009/2024), FRANKS NURSERY(2012/2032)
      SARASOTA                   WINN DIXIE(1998/2023)
      FERN PARK                  BED BATH AND BEYOND(2002/2012), BOOKS-A-MILLION(2006/2016), OFFICE MAX (2008/2023)
      SANFORD                    WALMART(2005/2035), ROSS STORES(2005/2025), PUBLIX (2005/2025)
      FT. PIERCE                 KMART (2001/2016), WINN DIXIE (2002/2027), FABRI CENTER (2000/2010)

GEORGIA
      MACON                      HEILIG-MEYERS(2007/2017)
      SAVANNAH                   PHAR-MOR (1999/2004), TJ MAXX (2005/2015), MARSHALLS (2007/2022)
      SAVANNAH                   MEDIA PLAY (2006/2021), PIGGLY WIGGLY(1999/2004), REVCO (2000)

      FOREST PARK
      ATLANTA                    GEORGIA SHOW(2000)
      GAINESVILLE                CONSOLIDATED STORES(2002), OFFICE DEPOT(2004/2020)
      AUGUSTA                    PHAR-MOR(1997/2007), TJ MAXX(2004/2014), GOLDS GYM(2004/2009)

IOWA
      WATERLOO                   KMART(2021/2051)
      DUBUQUE                    VENTURE(2022/2052)
      CLIVE                      KMART(2021/2051)
      DES MOINES                 VENTURE(2021/2051)
      DAVENPORT                  VENTURE(2022/2052)

ILLINOIS
      CALUMET CITY               VENTURE(2022/2052), MARSHALLS(2003), BEST BUY (2012)
      CHICAGO                    VENTURE(2022/2052)
      CHICAGO                    VENTURE(2022/2052)
      CHICAGO                    VENTURE(2022/2052)
      COUNTRYSIDE                VENTURE(2022/2052)
      CRESTWOOD                  VENTURE(2022/2052)
      FOREST PARK                VENTURE(2022/2052)
      MATTESON                   VENTURE(2022/2052), MARSHALLS(2000/2010)
      MT.PROSPECT                VENTURE(2022/2052), PAYLESS (2000/2005)
      NILES                      VENTURE(2022/2052), PAYLESS (1999)
      NORRIDGE                   VENTURE(2022/2052)
      OAK LAWN                   VENTURE(2022/2052), CHUCK E CHEESE(2002/2007), FASHION BUG (1998/2008)
      OAKBROOK TERRACE           VENTURE(2022/2052), LINENS N THINGS(2006)
      SCHAUMBURG                 VENTURE(2022/2052)
      SKOKIE                     VENTURE(2022/2052)
      ADDISON                    SCHOTTENSTEIN STORES(2001/2016)
      DOWNERS GROVE              VENTURE(2022/2052), BEST BUY (2012/2032)
      NAPERVILLE                 VENTURE(2022/2052)
      CARBONDALE                 VENTURE(2022/2052)
      BRADLEY                    VENTURE(2021/2051)
      ELGIN                      MENARD(2001/2006), EAGLE FOOD (1998/2023)
      GENEVA                     VENTURE(2021/2051)
      OTTAWA                     SCHOTTENSTEIN STORES(2001/2011)
      BLOOMINGTON                SCHNUCK MARKETS(2004/2024), TOYS R US(2015/2045), BARNES & NOBLE(2005/2015)
      PEORIA                     VENTURE(2022/2052)
      CRESTHILL                  VENTURE(2022/2052)

                                 PROPERTY CHART

                               YEAR                   OWNERSHIP                                       LEASABLE             PERCENT
                             DEVELOPED                INTEREST/                 LAND AREA               AREA               LEASED
                            OR ACQUIRED            (EXPIRATION)(2)              (ACRES)               (SQ.FT.)                (1)
                            -----------            ---------------              -------               --------             -------

INDIANA
      GRIFFITH                 1997               GROUND LEASE(2054)               10.57                114,870                100
      MERRILLVILLE             1997               GROUND LEASE(2015)               10.19                101,887                100
      E. WASHINGTON            1997                      FEE                        9.56                 89,042                100
      EAGLEDALE                1967                      FEE                       11.92                 75,000                  7
      FELBRAM                  1970                      FEE                        4.13                 27,400                 91
      GREENWOOD                1970                      FEE                       25.68                157,160                100
      INDIANAPOLIS             1986                      FEE                       20.60                178,610                 82
      LAFAYETTE                1997                      FEE                       24.34                176,940                 94
      LAFAYETTE                1971                      FEE                       12.37                 90,500                100
      EVANSVILLE               1986                      FEE                       14.20                193,007                 98
      EVANSVILLE               1986                      FEE                       11.50                147,775                 98

KANSAS
      ROELAND PARK             1997               GROUND LEASE(2024)               12.70                127,401                100
      WICHITA                  1996                      FEE                        6.50                 96,100                100
      WICHITA                  1996                      FEE                        8.06                 97,000                100

KENTUCKY
      BELLEVUE                 1976                      FEE                        6.04                 53,695                100
      LEXINGTON                1993                      FEE                       35.82                259,928                100

LOUISIANA
      LAFEYETTE                1997                      FEE                       21.94                150,936                 98
      BATON ROUGE              1997                      FEE                       18.58                257,856                 89
      BATON ROUGE              1983               FEE/JOINT VENTURE                 7.00                190,000                100

MASSACHUSETTS
      GREAT BARRINGTON         1994                      FEE                       14.14                135,435                 85
      LEOMINSTER               1975                      FEE                       57.00                596,286                 92

MARYLAND
      LAUREL                   1964                      FEE                       18.00                 75,882                 95
      LAUREL                   1972                      FEE                        8.06                 81,550                100
      HAGERSTOWN               1973                      FEE                       10.48                115,718                100

MICHIGAN
      WALKER                   1993                      FEE                       41.78                284,143                 91
      MUSKEGON                 1985                      FEE                       12.20                 71,235                 88
      CLARKSTON                1996                      FEE                       20.00                156,864                100
      CLAWSON                  1993                      FEE                       13.47                177,797                100
      FARMINGTON               1993                      FEE                        2.78                 97,038                 98
      GRAND HAVEN              1976                      FEE                        7.55                 87,430                100
      LIVONIA                  1968                      FEE                        4.53                 44,185                 97
      TAYLOR                   1993                      FEE                       13.00                121,364                100

MISSOURI
      SPRINGFIELD              1994                      FEE                       41.50                271,552                 93
      CAPE GIRARDEAU           1997                      FEE                        6.99                 79,960                100
      ST. LOUIS                1972                      FEE                       13.11                163,821                 82
      KANSAS CITY              1997                      FEE                       15.64                147,989                100


                                 MAJOR LEASES
                                 (LEASE EXPIRATION/
                                 OPTION EXPIRATION)
                                 ------------------
INDIANA
      GRIFFITH                   VENTURE(2022/2052)
      MERRILLVILLE               VENTURE(2022/2052)
      E. WASHINGTON              VENTURE(2022/2052)
      EAGLEDALE
      FELBRAM                    SAVE A LOT(2001/2016), BLOCKBUSTER(1999/2009)
      GREENWOOD                  BABY SUPERSTORE(2006/2021), TJ MAXX(2004/2010)
      INDIANAPOLIS               TARGET(1999/2029), FABRI CENTER(1998)
      LAFAYETTE                  TARGET(1999/2024), FABRI CENTER(1999)
      LAFAYETTE                  MENARD (TJX) (2001/2006)
      EVANSVILLE                 VENTURE(2012/2032), OFFICE MAX(2012/2027), MICHAELS(2004/2019)
      EVANSVILLE                 VENTURE(2012/2032), BUEHLER FOODS(2003/2013)

KANSAS
      ROELAND PARK               VENTURE(2022/2052), PRICE CHOPPER(1999/2009)
      WICHITA                    VENTURE(2021/2051)
      WICHITA                    VENTURE(2021/2051)

KENTUCKY
      BELLEVUE                   KROGER(2005/2035)
      LEXINGTON                  BEST BUY(2009/2024), BED BATH & BEYOND(2013/2038), TOYS R US(2013/2038)

LOUISIANA
      LAFEYETTE                  STEIN MART(2005), TJ MAXX(2003), OFFICE MAX(2012)
      BATON ROUGE                STEIN MART(2006/2016), TAYLOR OFFICE SUPPLY(1997/2005), MARSHALLS(2001/2016)
      BATON ROUGE                MERCANTILE STORES(2011/2031)

MASSACHUSETTS
      GREAT BARRINGTON           KMART(2001/2016), PRICE CHOPPER(2016/2036)
      LEOMINSTER                 SEARS(2003/2033), JC PENNEY(2009/2034), BRADLEES(2009/2024)

MARYLAND
      LAUREL                     FOOD A RAMA(1999/2009), FACTORY CARD OUTLET(2005/2015), OLD COUNTRY BUFFET(2009/2019)
      LAUREL                     AMES(2007/2017)
      HAGERSTOWN                 AMES(2007/2017)

MICHIGAN
      WALKER                     KMART(2016/2051), KOHLS(2012/2032), OFFICE MAX(2011)
      MUSKEGON                   PLUMB(2002/2022), FABRI CENTER(2002/2012)
      CLARKSTON                  A&P(2015/2045), FRANKS NURSERY(2011/2031)
      CLAWSON                    A&P(2006/2016), FRANKS NURSERY(1998), STAPLES(2011/2026)
      FARMINGTON                 A&P(2001), DAMMAN HARDWARE(2002/2012)
      GRAND HAVEN                FAMILY FARE(2006/2026), QUALITY MATTRESS(2008)
      LIVONIA                    DAMMAN HARDWARE(2004/2014)
      TAYLOR                     KOHLS(2011/2031), DRUG EMPORIUM(2000/2020)

MISSOURI
      SPRINGFIELD                BEST BUY(2011/2026), JC PENNEY(2005/2015), TJ MAXX(2006/2021)
      CAPE GIRARDEAU             VENTURE(2022/2052)

      ST. LOUIS                  KMART(1999/2019), WALGREENS(2006)
      KANSAS CITY                VENTURE(2022/2052), PRICE CHOPPER(2001/2006)

                                 PROPERTY CHART

                               YEAR                   OWNERSHIP                                       LEASABLE             PERCENT
                             DEVELOPED                INTEREST/                 LAND AREA               AREA               LEASED
                            OR ACQUIRED            (EXPIRATION)(2)              (ACRES)               (SQ.FT.)                (1)
                            -----------            ---------------              -------               --------             -------
      KANSAS CITY              1997                      FEE                       17.84                157,938                 93
      O'FALLON                 1997                      FEE                       18.25                 50,000                100
      ST.PETERS                1997                      FEE                       14.77                167,397                 97
      BRIDGETON                1997               GROUND LEASE(2040)               10.24                102,420                100
      ELLISVILLE               1970                      FEE                       18.37                118,080                100
      HAZELWOOD                1970                      FEE                       15.00                130,780                 88
      JENNINGS                 1971                      FEE                        8.20                155,095                 18
      LEMAY                    1974                      FEE                        3.09                 73,281                 95
      ST.LOUIS                 1997                      FEE                       16.58                165,809                 80
      ST.LOUIS                 1997               GROUND LEASE(2025)               19.66                162,901                 93
      ST.LOUIS                 1997               GROUND LEASE(2035)               37.71                164,191                 98
      ST.LOUIS                 1997               GROUND LEASE(2040)
16.33                116,222                100

NORTH CAROLINA
      DURHAM                   1996                      FEE                       13.24                116,195                 84
      WINSTON-SALEM (3)        1969                      FEE                       13.15                137,929                 74
      GASTONIA                 1989                      FEE                       24.85                235,607                 97
      CHARLOTTE                1968                      FEE                       13.50                110,300                 95
      CHARLOTTE                1993                      FEE                       13.96                135,257                 95
      CHARLOTTE                1986               GROUND LEASE(2048)               18.47                227,883                 94
      RALEIGH                  1993                      FEE                       35.94                374,395                 99

NEW HAMPSHIRE
      SALEM                    1994                      FEE                       39.80                332,951                 93

NEW JERSEY
      RIDGEWOOD                1994                      FEE                        2.71                 24,280                100
      CINNAMINSON (3)          1996                      FEE                       13.67                121,084                 14
      BLACKWOOD (5)            1996               GROUND LEASE(2032)                9.80                123,970
      CHERRY HILL              1996               GROUND LEASE(2035)               15.20                129,809                100
      CHERRY HILL              1985               FEE/JOINT VENTURE                18.58                121,673                 79
      WESTMONT (3)             1994                      FEE                       17.39                195,824                 69
      NORTH BRUNSWICK          1994                      FEE                       38.12                437,433                 94

NEW YORK
      POUGHKEEPSIE             1972                      FEE                       20.03                180,150                 89

      HENRIETTA                1988                      FEE                       14.90                123,000                 15
      IRONDEQUOIT              1988                      FEE                       12.80                105,000
      WEST GATES               1993                      FEE                       18.55                185,153                 39
      CARLE PLACE              1993                      FEE                        8.34                132,318                 91
      PLAINVIEW                1969                      FEE                        6.98                 88,329                 92
      SYOSSET                  1967                      FEE                        2.49                 32,124                 64
      STATEN ISLAND            1989                      FEE                       16.70                210,990                 98
      STATEN ISLAND            1997                      FEE                        7.00                101,391                 98
      NANUET                   1984                      FEE                        6.00                 70,829                 71
      BRIDGEHAMPTON            1973                      FEE                       30.20                281,632                100
      CENTEREACH               1993               FEE/JOINT VENTURE                40.68                371,028                 90
      HAMPTON BAYS             1989                      FEE                        8.17                 70,990                100
      YONKERS                  1995                      FEE                        4.13                 43,560                100

                                 MAJOR LEASES
                                 (LEASE EXPIRATION/
                                 OPTION EXPIRATION)
                                 ------------------
      KANSAS CITY                VENTURE(2022/2052)
      O'FALLON                   VENTURE(2022/2052)
      ST.PETERS                  VENTURE(2022/2052), OFFICE DEPOT(2004)
      BRIDGETON                  VENTURE(2022/2052)
      ELLISVILLE                 SHOP N SAVE(2005/2015)
      HAZELWOOD                  KMART(2000/2020), WALGREENS(2006)
      JENNINGS                   WALGREENS(2056)
      LEMAY                      SHOP N SAVE(1998/2008), ODD LOTS(1999)
      ST.LOUIS                   VENTURE(2022/2052), COLONEL DAY'S L(2001)
      ST.LOUIS                   VENTURE(2022/2052)
      ST.LOUIS                   VENTURE(2022/2052), OFFICE DEPOT(1999)
      ST.LOUIS                   VENTURE(2022/2052)

NORTH CAROLINA
      DURHAM                     TJ MAXX(2003/2013), DURHAM SPORTING(2002/2012)
      WINSTON-SALEM (3)          KROGER(2016/2041)
      GASTONIA                   SERVICE MERCHANDISE(2003), TOYS R US(2015/2045), WINN DIXIE(2002)
      CHARLOTTE                  MEDIA PLAY(2004/2019), TJ MAXX(2001/2016)
      CHARLOTTE                  BI-LO(2009/2029), MICHAELS(2003/2013), PARTY CITY(2004/2014)
      CHARLOTTE                  TOYS R US(2012/2042), DRUG EMPORIUM(2005/2015), OFFICE MAX(2009/2024)
      RALEIGH                    BEST BUY(2005/2020), PHAR-MOR(2010/2025), GENERAL CINEMA(2009/2029)

NEW HAMPSHIRE
      SALEM                      BRADLEES(2003/2013), SHAWS SUPERMARKET(2008/2038), BOB'S(2011/2021)

NEW JERSEY
      RIDGEWOOD
      CINNAMINSON (3)
      BLACKWOOD (5)
      CHERRY HILL                KOHLS(2016/2036), SEARS(2003/2013)
      CHERRY HILL                GIANT FOOD(2016/2036)
      WESTMONT (3)               A&P(2017/2081)
      NORTH BRUNSWICK            WALMART(2018/2058), BURLINGTON COAT FACTORY(2008/2013), HOMEPLACE(2012/2027)


NEW YORK
      POUGHKEEPSIE               CALDOR(1999/2029), EDWARDS(2002/2012)
      HENRIETTA                  STAPLES(2010/2022)
      IRONDEQUOIT
      WEST GATES                 TOPS(2004/2024)
      CARLE PLACE                HARROWS(2005/2015), STAPLES(2010/2025), SNEAKER STADIUM(2011/2026)
      PLAINVIEW                  WALDBAUMS(2017/2037)
      SYOSSET
      STATEN ISLAND              KMART(2001/2011), PATHMARK(2001/2021)
      STATEN ISLAND              WALDBAUMS(2001/2031), SUPER X DRUGS(2000/2015)
      NANUET                     RKO CENTURY THEATRES(2000/2010)
      BRIDGEHAMPTON              CALDOR(2009/2039), KING KULLEN(2015/2035), TJ MAXX(2007/2017)
      CENTEREACH                 WALMART(2015/2044), KING KULLEN(2003/2034), MODELL'S SPORTING GOODS(2009/2019)
      HAMPTON BAYS               STERNS(2005/2025), GENOVESE(2001/2016)
      YONKERS                    BIG V SUPERMARKET(2008/2028)

                                 PROPERTY CHART

                               YEAR                   OWNERSHIP                                       LEASABLE             PERCENT
                             DEVELOPED                INTEREST/                 LAND AREA               AREA               LEASED
                            OR ACQUIRED            (EXPIRATION)(2)              (ACRES)               (SQ.FT.)                (1)
                            -----------            ---------------              -------               --------             -------
OHIO
      LIMA                     1986                      FEE                       18.13                194,130                 99
      SPRINGFIELD              1988                      FEE                       14.32                131,628                100
      CLEVELAND                1975               GROUND LEASE(2035)                9.42                 82,411                 76
      COLUMBUS                 1988                      FEE                       12.40                191,789                100
      COLUMBUS                 1988                      FEE                       13.70                140,993                100
      COLUMBUS                 1988                      FEE                       17.90                129,008                100
      COLUMBUS                 1988                      FEE                       12.40                135,650                100
      UPPER ARLINGTON          1969                      FEE                       13.28                149,412                 86
      WESTERVILLE              1988/93                   FEE                       25.40                240,224                 99
      WHITEHALL                1967                      FEE                       13.80                112,813                 16
      BEAVERCREEK              1986                      FEE                       18.19                126,137                 69
      CAMBRIDGE                1973                      FEE                       13.08                 95,955                100
      CINCINATTI               1988                      FEE                       11.60                139,985                 67
      CINCINNATI               1988                      FEE                       29.20                321,537                 99
      SHARONVILLE              1977        GROUND LEASE(2076)/JOINT VENTURE        14.99                130,715                100
      MENTOR                   1987                      FEE                       20.59                103,871                 98
      MENTOR                   1988                      FEE                       25.00                271,914                100
      WICKLIFFE                1995                      FEE                       10.00                128,180                100
      ELYRIA                   1988                      FEE                        8.30                103,400                100
      BRUNSWICK                1975                      FEE                       20.00                171,223                 96
      CENTERVILLE              1988                      FEE                       15.20                115,378                 65

      DAYTON                   1988                      FEE                       16.86                141,616                 90
      DAYTON                   1984                      FEE                       32.01                215,891                 86
      DAYTON                   1969               GROUND LEASE(2043)               22.82                163,131                 66
      KETTERING                1988                      FEE                       11.21                123,148                 88
      SPRINGBORO PIKE          1985                      FEE                       12.96                 99,007                100
      CANTON                   1993                      FEE                        7.88                 63,712                 70
      CANTON                   1972                      FEE                       19.60                161,675                 79
      MASSILLON                1988               GROUND LEASE(2001)               13.09                102,632                100
      AKRON                    1975                      FEE                        6.91                 56,975                 78
      BARBERTON                1972                      FEE                        9.97                119,975                100

OKLAHOMA
      OKLAHOMA CITY            1997                      FEE                        9.64                 96,418                100
      OKLAHOMA CITY            1997               GROUND LEASE(2019)                7.36                 73,600                100
      TULSA                    1996                      FEE                        8.79                 96,100                100

PENNSYLVANIA
      GETTYSBURG               1986                      FEE                        2.25                 30,706                100
      DUQUESNE                 1993                      FEE                        8.77                 69,733                100
      PENN HILLS               1986               GROUND LEASE(2027)               31.06                110,517                100
      WEST MIFFLIN             1974                      FEE                       24.62                194,776                 95
      WEST MIFFLIN             1986                      FEE                        8.33                 84,279                100
      FEASTERVILLE             1996                      FEE                        4.60                 86,575                100
      MORRISVILLE (3)          1996                      FEE                       14.38                117,511                 24
      RICHBORO (3)             1986                      FEE                       14.47                 80,737                 64
      WARRINGTON (3)           1996                      FEE                        8.28                 82,338
      EXTON                    1996                      FEE                        9.78                 85,184                100
      UPPER ALLEN              1986                      FEE                        6.00                 59,470                 97
      HARRISBURG               1972               FEE/JOINT VENTURE                17.00                175,917                100
      MIDDLETOWN               1973                      FEE                       21.86                140,481                 57

                                 MAJOR LEASES
                                 (LEASE EXPIRATION/
                                 OPTION EXPIRATION)
                                 ------------------
OHIO
      LIMA                       RAYS SUPERMARKET(2011/2026), THE PHARM(2004/2024)
      SPRINGFIELD                KMART(2010/2029), KROGER(2001/2007)
      CLEVELAND                  ALDI'S(2003/2023)
      COLUMBUS                   KOHLS(2011/2031), KIDS R US(2015/2040)
      COLUMBUS                   KOHLS(2011/2031), STAPLES(2000/2010)
      COLUMBUS                   KOHLS(2011/2031)
      COLUMBUS                   KOHLS(2011/2031), CIRCUIT CITY(2018/2038)
      UPPER ARLINGTON            TJ MAXX (2001/2006)
      WESTERVILLE                KOHLS(2016/2036), OFFICE MAX(2002/2022), HOMEPLACE(2005/2020)
      WHITEHALL
      BEAVERCREEK                KROGER(1996/2021)
      CAMBRIDGE                  QUALITY STORES (TJX)(2000/2018), KROGER(1999/2014)
      CINCINATTI                 CIRCUIT CITY(2008/2031), CONSOLIDATED STORES(1999/2009), OFFICE DEPOT(2004/2024)
      CINCINNATI                 HECHINGERS(2013/2033), SERVICE MERCHANDISE(2002/2012), TOYS R US(2016/2046)
      SHARONVILLE                KMART(2004/2054), KROGER(1998/2028), CHARMING SHOPPES(2000/2010)
      MENTOR                     HILLS(2020/2045)

      MENTOR                     RINI SUPERMARKET(2019/2029), BURLINGTON COAT FACTORY(2014)
      WICKLIFFE                  GABRIEL BROTHERS(2008/2023), CONSOLIDATED STORES(2000), HANCOCK FABRICS(2000/2010)
      ELYRIA                     KMART(2010/2029)
      BRUNSWICK                  KMART(2000/2050), RINI SUPERMARKET(2001/2031)
      CENTERVILLE                WACCAMAW(2006/2021), LASER QUEST(2007/2017), COMPLETE PETMART(2002/2007)
      DAYTON                     SCHOTTENSTEIN STORES(2000/2020), CIRCUIT CITY(2018/2038)
      DAYTON                     VICTORIA'S SECRET(2004/2019), JOANN FABRICS(2006/2016), KROGER(2012/2038)
      DAYTON                     BEST BUY(2004/2024), JUST FOR FEET(2005/2015), FABRI CENTER(2002/2012)
      KETTERING                  SCHOTTENSTEIN STORES(2000/2015)
      SPRINGBORO PIKE            MEDIA PLAY(2007/2022), OFFICE MAX(2002/2022), HANCOCK FABRICS(2007/2017)
      CANTON                     CINEMARK(1998/2003)
      CANTON                     TOYS R US(2018/2043), TJ MAXX(2007/2017)
      MASSILLON                  HILLS(2001)
      AKRON                      DOLLAR GENERAL(1999/2002)
      BARBERTON

OKLAHOMA
      OKLAHOMA CITY              VENTURE(2022/2052)
      OKLAHOMA CITY              VENTURE(2022/2052)
      TULSA                      KMART(2021/2051)

PENNSYLVANIA
      GETTYSBURG                 GIANT FOOD(2000/2010)
      DUQUESNE                   PAT CATAN(2000/2005)
      PENN HILLS                 HILLS(2017/2026)
      WEST MIFFLIN               HILLS(2004/2034), GIANT EAGLE(2014/2039)
      WEST MIFFLIN               HILLS(2007/2032)
      FEASTERVILLE               VALUE CITY(2011/2026)
      MORRISVILLE (3)
      RICHBORO (3)               A&P(2002/2032), RITE AID(2007/2017)
      WARRINGTON (3)
      EXTON                      KOHLS(2016/2036)
      UPPER ALLEN                GIANT FOOD(2010/2030)
      HARRISBURG                 HILLS(2002/2032), MEDIA PLAY(2011/2026), SUPERPETZ(2002/2022)
      MIDDLETOWN                 ELECTRONIC INSTITUTE(1999)

                                 PROPERTY CHART

                               YEAR                   OWNERSHIP                                       LEASABLE             PERCENT
                             DEVELOPED                INTEREST/                 LAND AREA               AREA               LEASED
                            OR ACQUIRED            (EXPIRATION)(2)              (ACRES)               (SQ.FT.)                (1)
                            -----------            ---------------              -------               --------             -------
      MIDDLETOWN               1986                      FEE                        4.66                 35,747                 62
      HAVERTOWN                1996                      FEE                        9.01                 80,938                100

      SPRINGFIELD              1983                      FEE                       19.66                218,907                 98
      UPPER DARBY              1996               FEE/JOINT VENTURE                16.34                 52,657                 53
      ERIE                     1968                      FEE                        1.96                  2,196                100
      WHITEHALL                1996               GROUND LEASE(2081)                6.00                 84,524                100
      CENTER SQUARE            1996                      FEE                       17.72                116,055                100
      E STROUDSBURG            1973                      FEE                       15.33                167,654                 96
      EAGLEVILLE               1973                      FEE                       15.20                165,385                100
      LANDSDALE                1996               GROUND LEASE(2037)                1.39                 71,760                100
      NORRISTOWN               1984                      FEE                       12.52                134,960                 87
      PHILADELPHIA             1997                      FEE                        3.40                 38,753                 90
      PHILADELPHIA             1996                      FEE                        6.30                 82,345                100
      PHILADELPHIA             1996               GROUND LEASE(2035)               13.33                133,309                100
      PHILADELPHIA             1983               FEE/JOINT VENTURE                 8.12                214,170                 98
      PHILADELPHIA             1995               FEE/JOINT VENTURE                22.55                275,033                 98
      NEW KENSINGTON           1986                      FEE                       12.53                106,624                100
      YORK                     1986                      FEE                        8.00                 61,979                100
      YORK                     1986                      FEE                       13.65                 53,011                100
      YORK                     1986                      FEE                        3.32                 35,500                100

SOUTH CAROLINA
      AIKEN                    1989                      FEE                       16.63                132,345                 77
      CHARLESTON               1978                      FEE                       17.60                168,803                 76
      NORTH CHARLESTON         1997                      FEE                       21.07                247,908                 92
      CHARLESTON               1995                      FEE                       17.15                188,161                100
      FLORENCE                 1997                      FEE                       21.00                113,922                100
      GREENVILLE               1997                      FEE                       20.35                 97,340                 98

TENNESSEE
      CHATTANOOGA              1973               GROUND LEASE(2073)                7.63                 44,288                 66
      MADISON                  1978               GROUND LEASE(2039)               14.49                182,256                 99

TEXAS
      PLANO                    1996                      FEE                        9.03                 96,700                100
      DALLAS                   1969               FEE/JOINT VENTURE                75.00                566,826                 55
      DUNCANVILLE              1996                      FEE                        6.80                 96,500                100
      GARLAND                  1996                      FEE                        2.89                 41,364                100
      GARLAND                  1996                      FEE                        8.83                103,600                100
      MESQUITE                 1974                      FEE                        9.03                 79,550                100
      BAYTOWN                  1996                      FEE                        8.68                103,800                100
      HOUSTON                  1973                      FEE                        4.25                 45,494                100
      HOUSTON                  1997                      FEE                        8.04                112,560                 91
      HOUSTON                  1996                      FEE                        8.75                106,000                100
      HOUSTON                  1997                      FEE                        8.17                105,353                100
      WEST OAKS                1996                      FEE                        8.18                 96,500                100
      AMARILLO                 1997               GROUND LEASE(2061)                9.30                103,589                100
      CORSICANA                1997                      FEE                       10.25                350,000                100
      ALRINGTON                1996                      FEE                        8.04                 97,000                100
      ARLINGTON                1997               GROUND LEASE(2043)                8.00                 96,127                100
      FT. WORTH                1996                      FEE                       12.59                106,000                100
      NORTH RICHLAND HILLS (6) 1997                      FEE                        9.17

                                 MAJOR LEASES
                                 (LEASE EXPIRATION/

                                 OPTION EXPIRATION)
                                 ------------------
      MIDDLETOWN                 US POSTAL SERVICE(2016/2026)
      HAVERTOWN                  KOHLS(2016/2036)
      SPRINGFIELD                VALUE CITY(2013/2043), STAPLES(2008/2023), JO ANN FABRICS(2006/2016)
      UPPER DARBY                MERCY HEALTH(2012/2022)
      ERIE                       BARRON OIL(2016)
      WHITEHALL                  KOHLS(2016/2036)
      CENTER SQUARE              KOHLS(2016/2036), SEARS(2002/2007)
      E STROUDSBURG              KMART(2002/2022), WEIS MARKETS(2002/2012)
      EAGLEVILLE                 KMART(1999/2019), GENUARDI SUPERMARKET(2011/2025)
      LANDSDALE                  KOHLS(2012)
      NORRISTOWN                 GIANT FOOD(2017/2037), STAPLES(2008/2023), FABRI CENTER(2002/2012)
      PHILADELPHIA               MERCY HEALTH(2012/2022)
      PHILADELPHIA               KOHLS(2016/2036)
      PHILADELPHIA               KMART(2010/2035)
      PHILADELPHIA               JC PENNEY(1999), TOYS R US(2002/2052)
      PHILADELPHIA               PET FOOD GIANT(2006/2016), PEP BOYS(2004/2014)
      NEW KENSINGTON             GIANT EAGLE(2006/2026)
      YORK                       SUPERPETZ(2004/2009), DISCOVERY ZONE(2005/2015)
      YORK                       GIANT FOOD(2006/2026)
      YORK                       GIANT FOOD(2002/2017), RITE AID(2002/2012)

SOUTH CAROLINA
      AIKEN                      WALMART(2002/2032), CVS(1997/2007)
      CHARLESTON                 STEIN MART(2001/2016)
      NORTH CHARLESTON           TOYS R US (REA)(1999), PHAR-MOR(2000/2010), TJ MAXX(2003/2013)
      CHARLESTON                 TJ MAXX(1999/2004), OFFICE DEPOT(2001/2016), MARSHALLS(1998/2001)
      FLORENCE                   HAMRICK'S(2001/2011), STAPLES(2010/2035), ATHLETE'S FOOT(2007/2017)
      GREENVILLE                 BABY SUPERSTORE(2002/2022), GATEWAY 2000(2002/2022)

TENNESSEE
      CHATTANOOGA
      MADISON                    OLD TIME POTTERY(2001/2006), HOLLYWOOD ENTERTAINMENT(2008/2014)

TEXAS
      PLANO                      VENTURE(2021/2051)
      DALLAS                     MONTGOMERY WARD(2000/2015)
      DUNCANVILLE                KMART(2021/2051)
      GARLAND                    KROGER(2000/2025)
      GARLAND                    KMART(2021/2051)
      MESQUITE                   KROGER(2012/2037)
      BAYTOWN                    VENTURE(2021/2051)
      HOUSTON                    KROGER(2002/2012)
      HOUSTON                    HEB GROCERY(2007/2027), PALAIS ROYAL(2007/2022), CATO(2004/2009)
      HOUSTON                    KMART(2021/2051)
      HOUSTON                    VENTURE(2022/2052)
      WEST OAKS                  KMART(2021/2051)
      AMARILLO                   VENTURE(2022/2052)
      CORSICANA                  VENTURE(2022/2052)
      ALRINGTON                  KMART(2021/2051)
      ARLINGTON                  VENTURE(2022/2052)
      FT. WORTH                  KMART(2021/2051)

      NORTH RICHLAND HILLS (6)   VENTURE(2022/2052)

                                 PROPERTY CHART

                               YEAR                   OWNERSHIP                                       LEASABLE             PERCENT
                             DEVELOPED                INTEREST/                 LAND AREA               AREA               LEASED
                            OR ACQUIRED            (EXPIRATION)(2)              (ACRES)               (SQ.FT.)                (1)
                            -----------            ---------------              -------               --------             -------
UTAH
      OGDEN                    1967                      FEE                       11.36                121,425                100

VIRGINIA
      RICHMOND                 1995                      FEE                       11.47                121,550                100
      WOODBRIDGE               1973        GROUND LEASE(2072)/JOINT VENTURE        19.63                186,142                 59
      MANASSAS                 1997                      FEE                       13.50                117,525                 88

WISCONSIN
      RACINE                   1988                      FEE                       14.20                153,530                 85

WEST VIRGINIA
      MARTINSBURG              1986                      FEE                        6.04                 43,212                100
      CHARLES TOWN             1985                      FEE                       22.00                201,313                 83
                                                                                 -------             ----------                 --

      TOTAL 266 PROPERTY INTERESTS                                               3742.06             34,931,408                 90
                                                                                 -------             ----------                 --


      ACQUISITIONS SUBSEQUENT TO DECEMBER 31, 1997

COLORADO
      AURORA                   1998                      FEE                       14.56                145,626                 91
      AURORA                   1998                      FEE                        4.43                 44,270                 99
      AURORA                   1998                      FEE                       13.90                152,181                 97
      COLORADO SPRINGS         1998                      FEE                       10.78                107,798                100
      ENGLEWOOD                1998                      FEE                        6.48                 80,330                 99
      DENVER                   1998                      FEE                        1.45                 18,405                100
      LAKEWOOD                 1998                      FEE                        7.55                 83,304                 98

FLORIDA
      CORAL WAY                1998               FEE/JOINT VENTURE                 6.46                 74,973                 98

ILLINOIS
      DOWNERS'S GROVE (3)      1998                      FEE                        7.19                182,624                 48
      ORLANDO (3)              1998                      FEE                        7.76                166,000                 49

      SCHAUMBURG (3)           1998                      FEE                        7.30                167,690                 51

INDIANA
      INDIANAPOLIS             1998               FEE/JOINT VENTURE                17.42                166,104                 55

PENNSYLVANIA
      TREXLER TOWN (3)         1998          GROUND LEASE/JOINT VENTURE             1.18                 50,000                 60

                                                 MAJOR LEASES
                                                 (LEASE EXPIRATION/
                                                 OPTION EXPIRATION)
                                                 ------------------
UTAH
      OGDEN                                      KMART(2002)

VIRGINIA
      RICHMOND                                   BURLINGTON COAT FACTORY(2006/2035)
      WOODBRIDGE                                 AMES(2000/2020)
      MANASSAS                                   SUPERFRESH(2006), BLOCKBUSTER(1999)

WISCONSIN
      RACINE                                     PIGGLY WIGGLY(1999/2010), CONSOLIDATED STORES(2000/2005), HEILIG-MEYERS (2007/2017)

WEST VIRGINIA
      MARTINSBURG                                GIANT FOOD(2010/2030), CVS(2003/2009)
      CHARLES TOWN                               WALMART(2017/2047)

      TOTAL 266 PROPERTY INTERESTS


      ACQUISITIONS SUBSEQUENT TO DECEMBER 31, 1997

COLORADO
      AURORA                                     TJ MAXX(2003/2013), GRANTREE FURNITURE(1998), CLASSIC TREASURES(2000/2004)
      AURORA                                     BLOCKBUSTER(1998/2003), JJ'S HALLMARK(2003/2013), BENVENUTO(2002/2007)
      AURORA                                     ALBERTSON'S(2005/2050), COOMER'S(2001/2006), CROWN LIQUOR(1999)
      COLORADO SPRINGS                           CUB FOODS(2004/2034), SCHOOL DISTRICT(2000), EZ PAWN(2000/2010)
      ENGLEWOOD                                  PHAR-MOR(2004/2019), OLD COUNTRY BUFFET(2001), JUNIOR LEAGUE(2009/2019)
      DENVER                                     RITE AID(1998/2018)
      LAKEWOOD                                   SAFEWAY(2002/2032), PERFORMANCE BIKE(2002), WMC CORP.(1999/2004)

FLORIDA
      CORAL WAY                                  BABY SUPERSTORE(2006/2021)

ILLINOIS
      DOWNERS'S GROVE (3)                        HEILIG-MEYERS(2008/2018)
      ORLANDO (3)                                HEILIG-MEYERS(2008/2018)
      SCHAUMBURG (3)                             HEILIG-MEYERS(2008/2018)

INDIANA
      INDIANAPOLIS                               KROGER(2000/2020), CVS(2004/2024)


PENNSYLVANIA
      TREXLER TOWN (3)                           LEHIGH VALLEY HEALTH(2007/2022)

                                 PROPERTY CHART

                               YEAR                   OWNERSHIP                                       LEASABLE             PERCENT
                             DEVELOPED                INTEREST/                 LAND AREA               AREA               LEASED
                            OR ACQUIRED            (EXPIRATION)(2)              (ACRES)               (SQ.FT.)                (1)
                            -----------            ---------------              -------               --------             -------

      DISPOSITIONS SUBSEQUENT TO DECEMBER 31, 1997

FLORIDA
      PINELLAS PARK            1970                   FEE                         (13.70)              (119,355)

NEW JERSEY
      BLACKWOOD                1996            GROUND LEASE(2032)                  (9.80)              (123,970)
                                                                                --------             ----------

      TOTAL 277 PROPERTY INTERESTS                                              3,825.02             36,127,388
                                                                                ========             ==========

      RETAIL STORE LEASES(4)   1995/97             LEASEHOLD                                          5,597,143              98.00
                                                                                                     ----------

      GRAND TOTAL 339 PROPERTY INTERESTS                                                             41,724,531
                                                                                                     ==========

                                                       MAJOR LEASES
                                                       (LEASE EXPIRATION/
                                                       OPTION EXPIRATION)
                                                       ------------------

      DISPOSITIONS SUBSEQUENT TO DECEMBER 31, 1997

FLORIDA
      PINELLAS PARK

NEW JERSEY
      BLACKWOOD



      TOTAL 277 PROPERTY INTERESTS


      RETAIL STORE LEASES(4)                           VARIOUS


      GRAND TOTAL 339 PROPERTY INTERESTS

(1) PERCENT LEASED INFORMATION AS OF DECEMBER 31, 1997 OR LATER DATE OF ACQUISITION.
(2) THE TERM "JOINT VENTURE" INDICATES THAT THE COMPANY OWNS THE PROPERTY IN CONJUNCTION WITH ONE OR MORE JOINT VENTURE PARTNERS. THE DATE INDICATED IS THE EXPIRATION DATE OF ANY GROUND LEASE AFTER GIVING AFFECT TO ALL RENEWAL PERIODS.
(3)  DENOTES REDEVELOPMENT PROJECT
(4) THE COMPANY HOLDS INTEREST IN VARIOUS RETAIL STORE LEASES RELATED TO THE ANCHOR STORE PREMISES IN NEIGHBORHOOD AND COMMUNITY SHOPPING CENTERS.
(5)  SOLD OR TERMINATED SUBSEQUENT TO DECEMBER 31,1997
(6)  LEASED PARCEL OF UNDEVELOPED LAND

                      Executive Officers of the Registrant


The following table sets forth information with respect to the six executive officers of the Company as of February 27, 1998.

   Name                              Age                   Position                              Since
   ----                              ---                   --------                              -----
Milton Cooper                        69                    Chairman of the Board of              1991
                                                           Directors and Chief
                                                           Executive Officer

Michael J. Flynn                     62                    Vice Chairman of the                  1996
                                                           Board of Directors.
                                                           President and Chief                   1997
                                                           Operating Officer

Joseph V. Denis                      46                    Vice President -                      1993
                                                           Construction

Bruce M. Kauderer                    51                    Vice President - Legal                1995
                                                           General Counsel and                   1997

                                                           Secretary

Michael V. Pappagallo                39                    Vice President -                      1997
                                                           Chief Financial Officer

Alex Weiss                           40                    Vice President -                      1988
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

Bruce M. Kauderer has been a Vice President of the Company since June 1995 and since December 15, 1997, General Counsel and Secretary of the Company. Mr. Kauderer was a founder of and partner with Kauderer & Pack P.C. from 1992 to June 1995 and a Partner with Fink Weinberger, P.C. for more than five years prior to 1992.

Michael V. Pappagallo has been a Vice President and Chief Financial Officer of the Company since May 27, 1997. Mr. Pappagallo was Chief Financial Officer of GE Capital's Commercial Real Estate Financial and Services business from September 1994 to May 1997 and held various other positions within GE Capital for more than five years prior to joining the Company.

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

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
        Matters

Market Information The Company completed its IPO on November 22, 1991. Shares of the Company's common stock were sold for cash or exchanged for mortgage debt and equity interests in certain of the Company's shopping center properties based upon an initial public offering price of $13.33 per share. Additional primary public common stock offerings were completed in June 1992, April 1993, January 1995, February 1996 and September 1997, wherein shares of the Company's common stock were sold for cash or exchanged for equity interests in shopping center properties based upon $16.92, $22.83, $24.17, $26.50 and $35.50 per share offering prices, respectively.

The table below sets forth, for the quarterly periods indicated, the high and low sales prices per share reported on the NYSE Composite Tape for the Company's common stock. The Company's common stock is traded under the trading symbol "KIM".

                                                               Stock Price
                                                             --------------
               Period                                        High       Low
               ------                                        ----       ---
        1996:
        First Quarter                                       $28.00      $25.25
        Second Quarter                                      $28.50      $25.63
        Third Quarter                                       $30.25      $26.50
        Fourth Quarter                                      $34.88      $28.38
        1997:
        First Quarter                                       $34.63      $31.75
        Second Quarter                                      $33.38      $30.25
        Third Quarter                                       $36.19      $31.75
        Fourth Quarter                                      $35.50      $30.50

Holders The approximate number of holders of record of the Company's common stock, par value $.01 per share, was 572 as of February 27, 1998.

Dividends Since the IPO, the Company has paid regular quarterly dividends to its stockholders.

Quarterly dividends at the rate of $.39 per share were declared and paid on November 30, 1995 and January 16, 1996, March 15, 1996 and April 15, 1996, June 17, 1996 and July 15, 1996 and September 16, 1996 and October 15, 1996 respectively. Quarterly dividends at the increased rate of $.43 per share were declared and paid on December 2, 1996 and January 15, 1997, March 17, 1997 and April 15, 1997, June 16, 1997, and July 15, 1997, September 15, 1997 and October 15, 1997. On December 1, 1997 the Company declared its dividend payable during the first quarter of 1998 at the increased rate of $.48 per share payable January 15, 1998 to shareholders of record on January 2, 1998. This $.48 per share dividend, if annualized, would equal $1.92 per share, or an annual yield of approximately 5.5% based on the closing price of $35.13 of the Company's common stock on the NYSE as of February 27, 1998.

The Company has determined that 100% of the dividends totaling $1.72 and $1.56 per share, paid during 1997 and 1996, respectively, represented ordinary dividend income to its stockholders.

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

In addition to its common stock offerings, the Company has capitalized the growth in its business through the issuance of unsecured fixed and floating-rate medium-term notes, underwritten bonds and perpetual preferred stock. Borrowings under the Company's revolving credit facility have also been an interim source of funds to both finance the purchase of properties and meet any short-term working capital requirements. The various instruments governing the Company's issuance of its unsecured public debt, bank debt and preferred stock impose certain restrictions on the Company with regard to dividends, voting, liquidation and other preferential rights available to the holders of such instruments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 7 and 11 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K. Reference should also be made to the documents incorporated by reference into Part II of this annual report listed in "Documents Incorporated by Reference" above for further information with respect to such restrictions.

The Company does not believe that the preferential rights available to the holders of its Class A, Class B and Class C Preferred Stock, the financial covenants contained in its public bond Indenture or its revolving credit agreements will have any adverse impact on the Company's ability to pay dividends in the normal course to its common stockholders or to distribute amounts necessary to maintain its qualification as a REIT.

The Company maintains a dividend reinvestment program pursuant to which common and preferred stockholders may elect to automatically reinvest their dividends to purchase shares of the Company's common stock. The Company may, from time to time, either (i) repurchase shares of its common stock in the open market, or
(ii) issue new shares of its common stock, for the purpose of fulfilling its obligations under this dividend reinvestment program.

Item 6. Selected Financial Data


The following table sets forth selected, historical consolidated financial data for the Company and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included in this annual report on Form 10-K.

The Company believes that the book value of its real estate assets, which reflects the historical costs of such real estate assets less accumulated depreciation, is not indicative of the current market value of its properties. Historical operating results are not necessarily indicative of future operating performance.

                                                                             Year Ended December 31,
                                                --------------------------------------------------------------------------------
                                                       1997              1996              1995              1994           1993
                                                -----------       -----------       -----------       -----------    -----------
                                                                        (in thousands, except per share data)
Operating Data:

Revenues from rental property (1)                  $198,929          $168,144          $143,132          $125,272        $98,854
Depreciation and amortization                       $30,053           $27,067           $26,188           $23,478        $19,898
Income before
extraordinary items                                 $85,836(3)        $73,827(3)        $51,922           $41,071        $35,159(4)
Income per common share,
before extraordinary items:
   Basic                                              $1.80(3)          $1.61(3)          $1.33             $1.17          $1.17(4)
   Diluted                                            $1.78(3)          $1.59(3)          $1.32             $1.16          $1.17(4)
Interest expense                                    $31,745           $27,019           $25,585           $20,483        $17,203
Weighted average number of shares
   of common stock outstanding:
   Basic                                             37,388            35,906            33,388            30,072         28,657
   Diluted                                           37,850            36,219            33,633            30,264         28,783
Cash dividends per common share                       $1.72             $1.56             $1.44             $1.33          $1.25

                                                                                    December 31,
                                                --------------------------------------------------------------------------------
                                                       1997              1996              1995              1994           1993
                                                -----------       -----------       -----------       -----------    -----------
Balance Sheet Data:

Real estate, before accumulated depreciation     $1,404,196(5)     $1,072,056(5)       $932,390(5)       $796,611       $662,874
Total assets                                     $1,343,890        $1,023,033          $884,242          $736,709       $652,823
Total debt                                         $531,614          $364,655          $389,223          $372,999       $290,886

Other Data:

                                                                             Year Ended December 31,
                                                --------------------------------------------------------------------------------
                                                       1997              1996              1995              1994           1993
                                                -----------       -----------       -----------       -----------    -----------
Funds from Operations (2):
Net Income                                          $85,836           $73,827           $51,922           $40,247        $34,573
Depreciation and amortization                        30,053            27,067            26,188            23,478         19,898
(Gain) loss on sales of properties and
   early repayment of mortgage debt                    (244)             (802)             (370)              824         (2,895)
Preferred stock dividends                           (18,438)          (16,134)           (7,631)           (5,812)        (1,582)
Other                                                   976             1,148             2,019               901            875
                                                -----------       -----------       -----------       -----------    -----------
Funds from Operations                               $98,183           $85,106           $72,128           $59,638        $50,869
                                                ===========       ===========       ===========       ===========    ===========

Cash flow provided by operations                   $125,108          $101,892           $74,233           $62,933        $54,886
Cash flow used for investing activities           ($280,823)        ($144,027)        ($127,261)        ($142,183)     ($119,788)
Cash flow provided by financing activities         $149,269           $63,395           $58,248           $37,047       $109,384


(1) Does not include revenues from rental property relating to unconsolidated joint ventures or revenues relating to the investment in retail store leases.

(2) Most industry analysts and equity REITs, including the Company, generally consider funds from operations ("FFO") to be an appropriate supplemental measure of the performance of an equity REIT. In March 1995, the National Assocation of Real Estate Invesment Trusts ("NAREIT") modified the definition of FFO, among other things, to eliminate adding back amortization of deferred financing costs and depreciation of non-real estate items to net income when computing FFO. The Company adopted this new method as of January 1, 1996. FFO is defined as net income applicable to common shares before depreciation and amortization, extraordinary items, gains or losses on sales of real estate, plus FFO of unconsolidated joint ventures determined on a consistent basis. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and therefore should not be considered an alternative for net income as a measure of results of operations, or for cash flows from operations calculated in accordance with generally accepted accounting principles as a measure of liquidity. In addition, the comparability of the Company's FFO with the FFO reported by other REITs may be affected by the differences that may exist regarding certain accounting policies relating to expenditures for repairs and other recurring items.

(3) Includes $.2 million or $.01 per share in 1997 and $.8 million or $.02 per share in 1996 relating to non-recurring gains from the disposition of a shopping center property in each year.

(4) Includes approximately $3.4 million, or $.12 per share, in non-recurring gains related to the sale of a shopping center and a casualty claim related to a joint venture property.

(5)  Does not include the Company's investment in retail store leases.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this annual report on Form 10-K. Historical results and percentage relationships set forth in the Consolidated Statements of Income contained in the Consolidated Financial Statements, including trends which might appear, should not be taken as indicative of future operations.

Results of Operations

     Comparison of 1997 to 1996

Revenues from rental property increased approximately $30.8 million, or 18.3% to $198.9 million for the year ended December 31, 1997, as compared with $168.1 million for the year ended December 31, 1996. This increase resulted primarily from the combined effect of (i) the acquisition of 14 shopping center properties and 49 retail properties during 1997 providing revenues from rental property of $6.1 million and $14.0 million, respectively (ii) the full year impact related to the 39 property interests acquired in 1996 and (iii) new leasing and re-tenanting within the portfolio at improved rental rates providing an increase in the overall occupancy level from 87% at December 31, 1996 to 90% at December 31, 1997.

Rental property expenses, including depreciation and amortization, increased approximately $18.2 million, or 18.8%, to $115.2 million for the year ended December 31, 1997, as compared with $97.0 million for the preceding calendar year. Rent, real estate taxes and depreciation and amortization charges contributed significantly to this net increase in rental property expenses (increasing $3.5 million, $6.5 million and $3.0 million, respectively, for the year ended December 31, 1997 as compared to the preceding year) primarily due to the 14 shopping center properties and 49 retail properties acquired during 1997 and the 39 property interests acquired during 1996. Interest expense increased approximately $4.7 million between the respective periods reflecting higher average outstanding borrowings during calendar year 1997 resulting from (i) the issuance of an aggregate $100 million unsecured medium-term notes during 1997 and (ii) the assumption of approximately $73.2 million of mortgage debt in connection with the acquisition of certain property interests during 1997, as compared to the preceding year.

The Company has interests in various retail store leases relating to the anchor store premises in neighborhood and community shopping centers. These premises have been substantially sublet to retailers which lease the stores pursuant to net lease agreements. Income from the investment in retail store leases during the years ended December 31, 1997 and 1996 was $3.6 million in each year.

General and administrative expenses increased approximately $1.3 million to $11.6 million for the year ended December 31, 1997, as compared to $10.3 million for the preceding calendar year. This increase is primarily attributable to increased senior management and staff levels during 1997 and 1996.

During 1997, the Company disposed of a property in Troy, OH. Cash proceeds from the disposition totaling $1.6 million, together with an additional $8.3 million cash investment, were used to acquire an exchange shopping center property located in Ocala, FL.

Net income for the year ended December 31, 1997 of approximately $85.8 million represented an improvement of approximately $12.0 million, as compared with net income of approximately $73.8 million for the preceding calendar year. After adjusting for the gains on the sale of shopping center properties during both periods, net income for 1997 increased by $12.6 million, or $.20 per share, compared to 1996. This substantially improved performance was primarily attributable to property acquisitions and redevelopments and increased leasing activity which strengthened operating profitability.

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

Liquidity and Capital Resources Completion of the Company's IPO, which resulted in net cash proceeds of approximately $116 million, permitted the Company to significantly deleverage its real estate portfolio and has made available the public debt and equity markets as the Company's principal source of capital for the future. A $100 million, unsecured revolving credit facility established in June 1994, which is scheduled to expire in June 2000, and an additional $150 million interim unsecured revolving credit facility established in March 1998, scheduled to expire in June 1998, have made available funds to both finance the purchase of properties and meet any short-term working capital requirements. It is the Company's intention to extend the term of the $150 million interim revolving credit facility and establish it as a continuing part of the Company's total unsecured revolving credit availability. As of December 31, 1997 there were no borrowings under the revolving credit facility. The Company has also implemented a $150 million MTN program pursuant to which it may from time to time offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions and redevelopment costs and (ii) better managing the Company's debt maturities. (See
Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)



Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity raising in the aggregate over $1.15 billion for the purposes of repaying indebtedness, acquiring neighborhood and community shopping centers and for expanding and improving properties in the portfolio.

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

Cash dividends paid increased to $82.6 million in 1997, compared to $69.8 million in 1996 and $53.9 million in 1995. The Company's dividend payout ratio, based on funds from operations on a per common share basis, for 1997, 1996 and 1995 was approximately 65.4%, 65.8%, and 66.7%, respectively.

Although the Company receives most of its rental payments on a monthly basis, it intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.

The Company anticipates its capital commitment toward redevelopment projects during 1998 will be approximately $30 million. It is management's intention that the Company continually have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financings, including an increase in the Company's unsecured revolving credit facility, in a manner consistent with its intention to operate with a conservative debt capitalization policy.

The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flows from operations as reported in the Consolidated Statements of Cash Flows increased to $125.1 million for 1997 from $101.9 million for 1996 and $74.2 million for 1995.

Effects of Inflation Many of the Company's leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive Percentage Rents, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses include increases in the consumer price index or similar inflation indices. In addition, many of the

Company's leases are for terms of less than 10 years, which permits the Company to seek to increase rents upon renewal to market rates. Most of the Company's leases require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. The Company periodically evaluates its exposure to short-term interest rates and will, from time to time, enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate loans.

New Accounting Pronouncements

In 1997 the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" which established standards for reporting and displaying comprehensive income and its components. In 1997 the Financial Accounting Standards Board also issued statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" which established standards for reporting information about operating segments. The Company is required to adopt these two standards with its December 31, 1998 financial statements. The Company is currently evaluating the effect, if any, these statements will have on the Company's financial presentation.

Forward-looking statements

This annual report on Form 10-K includes certain forward-looking statements reflecting the Company's and management's intentions and expectations, however, many factors which may affect the actual results are difficult to predict. Factors that may cause actual results to differ materially from current expectations include general economic conditions, local real estate conditions, increases in interest rates and increases in operating costs. Accordingly, there is no assurance that the Company's expectations will be realized.

Item 8. Financial Statements and Supplementary Data

The response to this Item 8 is included as a separate section of this annual report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 28, 1998.

Information with respect to the Executive Officers of the Registrant follows
Part I, Item 4 of this annual report on Form 10-K.

Item 11. Executive Compensation

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 28, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 28, 1998.

Item 13. Certain Relationships and Related Transactions

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 28, 1998.

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)  1.   Financial Statements -                                       Form 10-K
              The following consolidated financial information           Report
              is included as a separate section of this annual            Page
              report on Form 10-K.                                     ---------


          Report of Independent Accountants                                   38

          Consolidated Financial Statements

              Consolidated Balance Sheets as of December 31, 1997 and 1996    39

              Consolidated Statements of Income for the years
                  ended December 31, 1997, 1996 and 1995                      40

              Consolidated Statements of Stockholders' Equity
                  for the years ended December 31, 1997, 1996 and 1995        41

              Consolidated Statements of Cash Flows for the years ended
                  December 31, 1997, 1996 and 1995                            42

              Notes to Consolidated Financial Statements                      43

     2.   Financial Statement Schedules -

              Schedule II -  Valuation and Qualifying Accounts                58
              Schedule III - Real Estate and Accumulated Depreciation         59

              All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

     3.   Exhibits

              The exhibits listed on the accompanying Index to
              Exhibits are filed as part of this report.                      34

(b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company for the quarter ended December 31, 1997.

A current report on Form 8-K was filed on January 21, 1998 to disclose the signing of a definitive agreement to merge The Price REIT, Inc.
("Price REIT") into a wholly owned subsidiary of the Company ("Merger Sub") and to disclose the Agreement and Plan of Merger, dated January 13, 1998 (the "Original Agreement") among the Company, Merger Sub and Price REIT. A current report on Form 8-K was filed on January 30, 1998 to disclose certain historical and pro forma financial information relating to the Company and Price REIT as if the Merger had occurred as of January 1, 1996 and September 30, 1997. A current report on Form 8-K was filed on March 12, 1998 to disclose that the Company, Merger-Sub and Price REIT entered into a first Amendment, dated March 5, 1998, to the Original Agreement.

A current report on Form 8-K was filed on January 22, 1998 to disclose certain historical financial information for certain properties acquired during 1997 and pro forma financial information for all shopping center acquisitions during 1997.

                                INDEX TO EXHIBITS
                                                                        Form 10K
Exhibits                                                                    Page
--------                                                                --------

2.1  --     Form of Plan of Reorganization of Kimco Realty
               Corporation [Incorporated by reference to
               Exhibit 2.1 to the Company's Registration
               Statement on Form S-11 No. 33-42588].

2.2  --     Agreement and Plan of Merger dated July 29, 1994
               between Kimco Realty Corporation, a Delaware corporation and Kimco Realty Corporation of Maryland, a Maryland corporation [Incorporated by reference to Exhibit 2.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the "1994 10-K")].

2.3  --     Agreement and Plan of Merger, dated as of
               January 13, 1998, among Kimco Realty
               Corporation, REIT Sub, Inc. and The Price
               REIT (the "Merger Agreement). [Incorporated by reference to Exhibit 99.2 to the Company's Current Report on form 8-K filed January 21, 1998].

2.4  --     First Amendment to the Merger Agreement, dated
               as of March 5, 1998, among Kimco Realty
               Corporation, REIT Sub, Inc. and The Price
               REIT, Inc. [Incorporated by reference to
               Exhibit 99.1 to the Company's Current Report on Form 8-K filed March 12, 1998].

3.1  --     Articles of Amendment and Restatement of the
               Company, dated August 4, 1994 [Incorporated by reference to Exhibit 3.1 to the 1994
               10-K].

3.2  --     By-laws of the Company, as amended to August 4,
               1994.

3.3  --     Articles Supplementary relating to the 8 1/2%
               Class B Cumulative Redeemable Preferred
               Stock, par value $1.00 per share, of the Company, dated July 25, 1995. [Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (file #1-10899) (the "1995
               Form 10-K")].

3.4  --     Articles Supplementary relating to the 8 3/8%

               Class C Cumulative Redeemable Preferred
               Stock, par value $1.00 per share, of the Company, dated April 9, 1996 [Incorp- orated by reference to Exhibit 3.4 to the 1996 Form
               10-K].

4.1  --     Agreement of the Company pursuant to Item
               601(b)(4)(iii)(A) of Regulation S-K
               [Incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company's Registration
               Statement on Form S-11 No. 33-42588].

4.2  --     Form of $100 million 6-1/2% Senior Notes due
               2003 [Incorporated by reference to Exhibit
               4.2 to the Company's Annual Report on Form
               10-K for the year ended December 31, 1993, (file #1-10899) (the "1993 Form 10-K")].

4.3  --     Form of $100 million Floating Rate Senior Notes
               due 1999 [Incorporated by reference to
               Exhibit 4.3 to the 1993 Form 10-K].

4.4  --     Certificate of Designations [Incorporated by
               reference to Exhibit 4(d) to Amendment No. 1
               to the Registration Statement on Form S-3 dated September 10, 1993 (the "Registration
               Statement", Commission File No. 33-67552)].

4.5  --     Indenture dated September 1, 1993 between Kimco
               Realty Corporation and IBJ Schroder Bank and
               Trust Company [Incorporated by reference to
               Exhibit 4(a) to the Registration Statement].

4.6  --     First Supplemental Indenture, dated as of August
               4, 1994. [Incorporated by reference to
               Exhibit 4.6 to the 1995 Form 10-K.]

4.7  --     Second Supplemental Indenture, dated as of April
               7, 1995 [Incorporated by reference to Exhibit 4(a) to the Company's Current Report on Form 8-K dated April 7, 1995 (the "April 1995 8-K")].

                                                                       Form 10K
                                                                         Page
                                                                       --------
Exhibits
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

10.3 --     Amended and Restated Stock Option Plan
               [Incorporated by reference to Exhibit 10.3 to the 1995 Form 10-K.]

10.4 --     Credit Agreement among Kimco Realty Corporation,
               The Several Lenders from Time to Time Parties Hereto, Chemical Bank and The First National Bank of Chicago, as Co-Managers and Chemical Bank, as Administrative Agent, dated as of June 30, 1994. [Incorporated by reference to
               Exhibit 10.4 to the Company's Quarterly
               Report on Form 10-Q for the quarterly period ended June 30, 1994].

10.5 --     Employment Agreement, Restricted Equity
               Agreement, Non-Qualified and Incentive Stock
               Option Agreement, and Price Condition
               Non-Qualified and Incentive Stock Option
               Agreement between Kimco Realty Corporation and Michael J. Flynn, each dated November 1,
               1995 [Incorporated by reference to Exhibit
               10.5 to the 1995 Form 10-K].

10.6 --     Employment Agreement between Kimco Realty
               Corporation and Bruce M. Kauderer, dated May
               5, 1995 [Incorporated by Reference to Exhibit
               10.6 to the 1996 Form 10-K].

*10.7 --    Employment Agreement between Kimco Realty
               Corporation and Michael V. Pappagallo, dated
               April 30, 1997.                                                63

*10.8 --    Credit Agreement among Kimco Realty Corporation,
               The Several Lenders from Time to Time,
               Parties Hereto, The Chase Manhattan Bank and

               The First National Bank of Chicago, as
               Co-Managers and The Chase Manhattan Bank, as
               Administrative Agent, dated as of March 2,
               1998.                                                          69

*12.1 --    Computation of Ratio of Earnings to Combined
               Fixed Charges and Preferred Stock Dividends.                  127

*12.2 --    Computation of Ratio of Funds from Operations to
               Combined Fixed Charges and Preferred Stock
               Dividends.                                                    128

*21.1 --    Subsidiaries of the Company                                      129

*23.1 --    Consent of Coopers & Lybrand L.L.P.                              135

99.1 --    Prospectus of Kimco Realty Corporation
               [Incorporated by reference to the Prospectus dated November 4, 1997, filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended].

--------------------------------------------------------------------------------
*    Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  KIMCO REALTY CORPORATION
                                                       (Registrant)


                                                  By:  /s/ Milton Cooper
                                                     -----------------------
                                                       Milton Cooper
                                                  Chief Executive Officer

Dated: March 26, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                           Date
---------                           -----                           ----

/s/ Martin S. Kimmel                Chairman (Emeritus) of        March 26, 1998
---------------------------         the Board of Directors
    Martin S. Kimmel

/s/ Milton Cooper                   Chairman of the Board         March 26, 1998
---------------------------         of Directors and Chief
    Milton Cooper                   Executive Officer


/s/ Michael J. Flynn                Vice Chairman of the          March 26, 1998
---------------------------         Board of Directors,
    Michael J. Flynn                President and
                                    Chief Operating Officer

/s/ Richard G. Dooley               Director                      March 26, 1998
--------------------------
    Richard G. Dooley

/s/ Joe Grills                      Director                      March 26, 1998
--------------------------
    Joe Grills

/s/ Frank Lourenso                  Director                      March 26, 1998
--------------------------
    Frank Lourenso


/s/ Michael V. Pappagallo           Chief Financial Officer       March 26, 1998
--------------------------
    Michael V. Pappagallo

/s/ Glenn G. Cohen                  Treasurer                     March 26, 1998
---------------------------
    Glenn G. Cohen

/s/ Toni Calandrino                 Controller                    March 26, 1998
---------------------------
    Toni Calandrino

                           ANNUAL REPORT ON FORM 10-K

                         ITEM 8, ITEM 14 (a) (1) and (2)

                          INDEX TO FINANCIAL STATEMENTS

                                       AND

                          FINANCIAL STATEMENT SCHEDULES

                                     -------

                                                                       FORM 10-K
                                                                        Page No.
                                                                       ---------

   KIMCO REALTY CORPORATION AND SUBSIDIARIES



   Report of Independent Accountants                                       38

   Consolidated Financial Statements and Financial Statement Schedules:

     Consolidated Balance Sheets as of December 31, 1997 and 1996          39

     Consolidated Statements of Income for the years ended
         December 31, 1997, 1996 and 1995                                  40

     Consolidated Statements of Stockholders' Equity
         for the years ended December 31, 1997, 1996 and 1995              41

     Consolidated Statements of Cash Flows for the years ended
         December 31, 1997, 1996 and 1995                                  42

     Notes to Consolidated Financial Statements                            43

     Financial Statement Schedules:

         II.      Valuation and Qualifying Accounts                        58
         III.     Real Estate and Accumulated Depreciation                 59

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kimco Realty Corporation and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                                        COOPERS & LYBRAND L.L.P.

New York, New York
February 27, 1998, except for Note 17,
   for which the date is March 5, 1998.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    -----------------------------------------

                                                                                             December 31,              December 31,
                                                                                                 1997                     1996
                                                                                           ---------------          ---------------
    ASSETS:
Real Estate
  Rental property
    Land                                                                                      $212,019,596             $165,636,244
    Buildings and improvements                                                               1,190,828,854              905,033,615
                                                                                           ---------------          ---------------
                                                                                             1,402,848,450            1,070,669,859
    Less, accumulated depreciation and amortization                                            207,408,091              180,552,647
                                                                                           ---------------          ---------------
                                                                                             1,195,440,359              890,117,212
  Undeveloped land                                                                               1,347,709                1,386,127
                                                                                           ---------------          ---------------
      Real estate, net                                                                       1,196,788,068              891,503,339
Investment in retail store leases                                                               15,938,041               18,994,321
Investments and advances in real estate joint ventures                                           9,794,142               15,143,222
Cash and cash equivalents                                                                       30,978,178               37,425,206
Accounts and notes receivable                                                                   16,203,454               13,986,138
Deferred charges and prepaid expenses                                                           21,260,041               17,854,754
Other assets                                                                                    52,928,200               28,125,581
                                                                                           ---------------          ---------------
                                                                                            $1,343,890,124           $1,023,032,561
                                                                                           ===============          ===============

    LIABILITIES & STOCKHOLDERS' EQUITY:
Notes payable                                                                                 $410,250,000             $310,250,000
Mortgages payable                                                                              121,363,908               54,404,939
Accounts payable and accrued expenses                                                           34,288,409               21,983,886
Dividends payable                                                                               22,545,806               18,720,819
Other liabilities                                                                                7,590,856                7,242,868
                                                                                           ---------------          ---------------
                                                                                               596,038,979              412,602,512
                                                                                           ---------------          ---------------
Minority interests in partnerships                                                               4,531,934                4,659,080
                                                                                           ---------------          ---------------
Commitments and contingencies

Stockholders' equity
  Preferred Stock, $1 par value, authorized 5,000,000 and
      930,000 shares, respectively
  Class A Preferred Stock, authorized 345,000 shares
      Issued and outstanding 300,000 shares                                                        300,000                  300,000

      Aggregate liquidation preference $75,000,000
  Class B Preferred Stock, authorized 230,000 shares
      Issued and outstanding 200,000 shares                                                        200,000                  200,000
      Aggregate liquidation preference $50,000,000
  Class C Preferred Stock, authorized 460,000 shares
      Issued and outstanding 400,000 shares                                                        400,000                  400,000
      Aggregate liquidation preference $100,000,000
  Common stock, $.01 par value,
    Authorized 100,000,000, and 50,000,000 shares, respectively
      Issued and outstanding 40,394,805 and 36,215,055
        shares, respectively                                                                       403,948                  362,151
  Paid-in capital                                                                              857,658,054              719,601,956
  Cumulative distributions in excess of net income                                            (115,642,791)            (115,093,138)
                                                                                           ---------------          ---------------
                                                                                               743,319,211              605,770,969
                                                                                           ---------------          ---------------
                                                                                            $1,343,890,124           $1,023,032,561
                                                                                           ===============          ===============

   The accompanying notes are an integral part of these consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                ----------------

                                                                  Year Ended December 31,
                                                    -----------------------------------------------
                                                             1997             1996             1995
                                                    -------------    -------------    -------------
Revenues from rental property                        $198,929,403     $168,144,419     $143,132,165
                                                    -------------    -------------    -------------
Rental property expenses:
  Rent                                                  4,873,200        1,417,263        1,301,340
  Real estate taxes                                    26,345,685       19,815,808       16,869,710
  Interest                                             31,744,762       27,019,283       25,585,063
  Operating and maintenance                            22,194,628       21,659,620       18,935,374
  Depreciation and amortization                        30,052,714       27,066,709       26,187,794
                                                    -------------    -------------    -------------
                                                      115,210,989       96,978,683       88,879,281
                                                    -------------    -------------    -------------
        Income from rental property                    83,718,414       71,165,736       54,252,884

Income from investment in retail store leases           3,571,946        3,631,845        1,810,505
                                                    -------------    -------------    -------------
                                                       87,290,360       74,797,581       56,063,389

Management fee income                                   3,276,152        3,447,577        3,736,062
General and administrative expenses                   (11,651,341)     (10,333,924)      (8,831,626)
Equity in income (losses) of real estate joint
  ventures, net                                         1,116,988          820,083         (288,582)
Minority interests in income of partnerships, net        (463,522)        (470,441)        (215,656)
Other income, net                                       6,023,813        4,764,062        1,458,212

                                                    -------------    -------------    -------------
        Income before gain on sale of shopping
         center                                        85,592,450       73,024,938       51,921,799

Gain on sale of shopping center                           243,995          801,955             --
                                                    -------------    -------------    -------------
        Net income                                    $85,836,445      $73,826,893      $51,921,799
                                                    =============    =============    =============

        Net income applicable to common shares        $67,398,745      $57,692,418      $44,291,243
                                                    =============    =============    =============

  Net income per common share
           Basic                                            $1.80            $1.61            $1.33
                                                    =============    =============    =============
           Diluted                                          $1.78            $1.59            $1.32

                                                    =============    =============    =============

   The accompanying notes are an integral part of these consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1997, 1996 and 1995

                                -----------------




                                                            Preferred Stock               Common Stock
                                                          ---------------------     --------------------------      Paid-in
                                                          Issued        Amount        Issued        Amount          Capital
                                                          -------     ---------     ----------     ---------      -------------
Balance, December 31, 1994                                300,000     $ 300,000     30,097,896     $ 300,979      $ 430,935,721

    Net income
    Dividends ($1.47 per common share; $1.9375 and
      $.99757 per Class A and Class B Depositary Share,
       respectively)
    Issuance of preferred stock                           200,000       200,000                                      47,975,027
    Issuance of common stock                                                         3,592,871        35,929         82,724,947
    Exercise of common stock options                                                    40,581           405            676,127

                                                          -------     ---------     ----------     ---------      -------------
Balance, December 31, 1995                                500,000       500,000     33,731,348       337,313        562,311,822

    Net income
    Dividends ($1.60 per common share; $1.9375, $2.125
      and $1.59943 per Class A, Class B and Class C
      Depositary Share, respectively)
    Issuance of preferred stock                           400,000       400,000                                      96,037,337
    Issuance of common stock                                                         2,320,125        23,201         58,087,001
    Exercise of common stock options                                                   163,582         1,637          3,165,796

                                                          -------     ---------     ----------     ---------      -------------
Balance, December 31, 1996                                900,000       900,000     36,215,055       362,151        719,601,956

    Net income
    Dividends ($1.77 per common share; $1.9375, $2.125
      and $2.0938 per Class A, Class B and Class C
      Depositary Share, respectively)
    Issuance of common stock                                                         4,000,000        40,000        134,293,408
    Exercise of common stock options                                                   179,750         1,797          3,762,690

                                                          -------     ---------     ----------     ---------      -------------
Balance, December 31, 1997                                900,000     $ 900,000     40,394,805     $ 403,948      $ 857,658,054
                                                          =======     =========     ==========     =========      =============


                                                            Cumulative
                                                          Distributions          Total
                                                            in Excess        Stockholders'
                                                          of Net Income         Equity
                                                          --------------     -------------
Balance, December 31, 1994                                $ (109,335,607)     $322,201,093

    Net income                                                51,921,799        51,921,799
    Dividends ($1.47 per common share; $1.9375 and
      $.99757 per Class A and Class B Depositary Share,
       respectively)                                         (57,251,375)      (57,251,375)
    Issuance of preferred stock                                                 48,175,027
    Issuance of common stock                                                    82,760,876
    Exercise of common stock options                                               676,532

                                                          --------------      ------------
Balance, December 31, 1995                                  (114,665,183)      448,483,952

    Net income                                                73,826,893        73,826,893
    Dividends ($1.60 per common share; $1.9375, $2.125
      and $1.59943 per Class A, Class B and Class C
      Depositary Share, respectively)                        (74,254,848)      (74,254,848)
    Issuance of preferred stock                                                 96,437,337
    Issuance of common stock                                                    58,110,202
    Exercise of common stock options                                             3,167,433

                                                          --------------      ------------
Balance, December 31, 1996                                  (115,093,138)      605,770,969

    Net income                                                85,836,445        85,836,445
    Dividends ($1.77 per common share; $1.9375, $2.125
      and $2.0938 per Class A, Class B and Class C
      Depositary Share, respectively)                        (86,386,098)      (86,386,098)
    Issuance of common stock                                                   134,333,408
    Exercise of common stock options                                             3,764,487

                                                          --------------      ------------
Balance, December 31, 1997                                $ (115,642,791)     $743,319,211
                                                          ==============      ============


   The accompanying notes are an integral part of these consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -----------------------------------------

                                                                                              Year Ended December 31,
                                                                                ---------------------------------------------------
                                                                                         1997               1996               1995

                                                                                -------------      -------------      -------------
Cash flow from operating activities:
  Net income                                                                    $  85,836,445      $  73,826,893      $  51,921,799
  Adjustments for noncash items -
    Depreciation and amortization                                                  30,052,714         27,066,709         26,187,794
    Gain on sale of shopping center                                                  (243,995)          (801,955)                --
    Minority interests in income of partnerships, net                                 463,522            470,441            215,656
    Equity in (income) losses of real estate joint ventures, net                   (1,116,988)          (820,083)           288,582
    Change in accounts and notes receivable                                        (2,217,316)         2,626,760           (940,256)
    Change in accounts payable and accrued expenses                                12,304,523          2,730,442          1,162,406
    Change in other operating assets and liabilities                                   28,736         (3,207,396)        (4,602,986)
                                                                                -------------      -------------      -------------
          Net cash flow provided by operations                                    125,107,641        101,891,811         74,232,995
                                                                                -------------      -------------      -------------

Cash flow from investing activities:
    Acquisition of and improvements to real estate                               (261,225,536)      (140,916,684)      (105,139,671)
    Investment in retail store leases                                                      --                 --        (23,026,673)
    Investment in real estate joint ventures                                       (4,625,068)                --         (6,523,502)
    Investment in marketable equity securities                                    (11,138,247)        (4,935,008)        (2,470,990)
    Advances to affiliated companies                                              (14,036,000)                --                 --
    Construction advances to real estate joint ventures                                    --                 --         (1,870,500)
    Reimbursement of advances to real estate joint ventures                         8,651,653                 --          6,794,928
    Proceeds from sale of shopping center                                           1,550,000          1,825,000          4,975,582
                                                                                -------------      -------------      -------------
           Net cash flow used for investing activities                           (280,823,198)      (144,026,692)      (127,260,826)
                                                                                -------------      -------------      -------------

Cash flow from financing activities:
    Principal payments on debt, excluding
       normal amortization of rental property debt                                 (4,650,000)        (8,299,980)       (29,037,746)
    Principal payments on rental property debt, net                                (1,618,255)        (1,267,816)        (1,221,912)
    Change in notes payable                                                       100,000,000        (15,000,000)        20,050,000
    Dividends paid                                                                (82,561,111)       (69,751,755)       (53,885,490)
    Proceeds from issuance of stock                                               138,097,895        157,714,972        122,343,419
                                                                                -------------      -------------      -------------
            Net cash flow provided by financing activities                        149,268,529         63,395,421         58,248,271
                                                                                -------------      -------------      -------------

        Increase(decrease) in cash and cash equivalents                            (6,447,028)        21,260,540          5,220,440


Cash and cash equivalents, beginning of year                                       37,425,206         16,164,666         10,944,226
                                                                                -------------      -------------      -------------
Cash and cash equivalents, end of year                                          $  30,978,178      $  37,425,206      $  16,164,666
                                                                                =============      =============      =============

Supplemental schedule of noncash investing/financing activity:
    Acquisition of real estate interests by issuance of common stock
      and/or assumption of debt                                                 $  73,227,224      $          --      $  38,714,717
                                                                                =============      =============      =============

  Declaration of dividends paid in succeeding year                              $  22,545,806      $  18,720,819      $  14,217,726
                                                                                =============      =============      =============

        The accompanying notes are an integral part of these consolidated financial statements.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------


1.   Summary of Significant Accounting Policies:

     Business

     Kimco Realty Corporation (the "Company"), its subsidiaries, affiliates and related real estate joint ventures are engaged principally in the operation of neighborhood and community shopping centers which are anchored generally by discount department stores, supermarkets or drugstores. Additionally, the Company provides management services for shopping centers owned by affiliated entities and various real estate joint ventures.

     The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base. At December 31, 1997, the Company's single largest neighborhood and community shopping center accounted for only 1.9% of the Company's annualized base rental revenues and only 1.0% of the Company's total shopping center gross leasable area ("GLA"). At December 31, 1997, the Company's five largest tenants include Venture, Kmart Corporation, Kohl's, WalMart and TJX Companies, which represent approximately 11.7%, 4.1%, 3.4%, 2.7% and 2.2%, respectively, of the Company's annualized base rental revenues.

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

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

                                   ----------

     Investments in Real Estate Joint Ventures

     Investments in real estate joint ventures are accounted for on the equity method.

     Deferred Leasing and Financing Costs

     Costs incurred in obtaining tenant leases and long-term financing, included in deferred charges and prepaid expenses in the accompanying Consolidated Balance Sheets, are amortized over the terms of the related leases or debt agreements, as applicable.

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

     Per Share Data

     In 1997 the Financial Accounting Standards Board issued Financial
       Accounting Standards No. 128 - "Earnings Per Share". Statement 128 replaces the presentation of primary and fully diluted earnings per share ("EPS") pursuant to Accounting Principles Board Opinion No. 15 with the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares and then shared in the earnings of the Company.

     The following table sets forth the reconciliation between basic and diluted weighted average number of shares outstanding for each period:

                                               1997         1996         1995
                                            ----------   ----------   ----------
Basic EPS - weighted average number
of common shares outstanding                37,387,984   35,906,029   33,388,004

Effect of dilutive securities -
Stock options                                  462,076      312,993      244,633
                                            ----------   ----------   ----------
Diluted EPS - weighted average number
of common shares                            37,850,060   36,219,022   33,632,637
                                            ==========   ==========   ==========

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

                                   ----------

     New Accounting Pronouncements

     In 1997 the Financial Accounting Standards Board issued statement of
       Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which established standards for reporting and displaying comprehensive income and its components. In 1997 the Financial Accounting Standards Board also issued statement of Financial Accounting Standards No. 131 - "Disclosures about Segments of an Enterprise and Related Information" which established standards for reporting information about operating segments. The Company is required to adopt these two standards with its December 31, 1998 financial statements. The Company is currently evaluating the effect, if any, these statements will have on the Company's financial presentation.

     Reclassifications

     Certain account balances in the accompanying Consolidated Balance Sheet as of December 31, 1996, have been reclassified to conform with the current year presentation.


2.   Shopping Center Acquisitions:

     During the years 1997, 1996 and 1995 certain subsidiaries of the Company acquired real estate interests in various shopping center properties at aggregate costs of approximately $146 million, $39 million and $83 million, respectively. These acquisitions have been funded principally through the application of proceeds from the Company's public unsecured debt and equity offerings. (See Notes 7 and 11.)

3.   Retail Property Acquisitions:

     In August 1997, certain subsidiaries of the Company acquired certain real estate assets from a retailer consisting of interests in 49 fee and leasehold properties totaling approximately 5.9 million square feet of leasable area located in Illinois, Missouri, Texas, Oklahoma, Kansas, Indiana and Iowa. The aggregate price was approximately $130 million, consisting of $70.5 million in cash and the assumption of approximately $59.5 million of existing mortgage debt on certain of these properties. The mortgage debt bears interest at 10.54% per annum and cannot be repaid without penalty, until its maturity on July 1, 2000. In addition, the Company was granted (i) an option to acquire two other properties for $4.5 million, (ii) an option to acquire up to 11 additional properties should certain conditions be satisfied and (iii) rights of first refusal, for a period of five years, to acquire 31 additional properties containing 4.2 million square feet of leasable area. The transaction also included approximately 573,000 square feet of retail space substantially occupied by other retailers and approximately 165,000 square feet of available retail space. Simultaneously with this transaction, the Company entered into a long-term unitary net lease covering all premises occupied by this retailer pursuant to which this seller/tenant may remain in occupancy and continue to conduct business in these premises.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

                                   ----------

     During August 1996, certain subsidiaries of the Company acquired interests in 16 retail properties, including 2 properties to which the Company and its affiliates already held fee title, for $21.8 million in cash. These property interests were acquired from a retailer which had elected to discontinue operation of its discount department store division.

     During January 1996, certain subsidiaries of the Company entered into two sale-leaseback transactions pursuant to which it acquired fee title to 16 retail properties located in Texas, Iowa, Oklahoma, Illinois and Kansas for a purchase price of $40 million. Simultaneously, the Company executed two long-term unitary net leases covering the 16 locations pursuant to which the seller/tenant may remain in occupancy and continue to conduct business in these premises. During July 1997, the Company consented to the modification of these two unitary net lease agreements whereby the Company entered into two unitary net lease agreements with another retailer on 9 of the retail properties and a new unitary lease with the seller/tenant on the remaining 7 locations.

     These retail property acquisitions have been funded principally through the the application of proceeds from the Company's public unsecured debt and equity offerings. (See Notes 7 and 11.)

4.   Investment in Retail Store Leases:

     The Company has interests in various retail store leases relating to the anchor store premises in neighborhood and community shopping centers. These premises have been substantially sublet to retailers which lease the stores pursuant to net lease agreements. Income from the investment in these retail store leases during the years ended December 31, 1997 and 1996 was approximately $3.6 million in each year. These amounts represent sublease revenues during the years ended December 31, 1997 and 1996 of approximately $20.9 million and $21.0 million, respectively, less related expenses of $15.2 million and $15.2 million, respectively, and an amount, which in management's estimate, reasonably provides for the recovery of the investment over a period representing the expected remaining term of the retail store leases. The Company's future minimum revenues under the terms of all noncancellable tenant subleases and future minimum obligations through the remaining terms of its retail store leases are as follows (in millions of dollars): 1998, $20.3 and $15.4; 1999, $19.3 and $14.2; 2000, $16.5 and $12.3; 2001, $13.1 and $9.8; 2002, $9.5 and $7.2;
       and thereafter, $26.3 and $18.4, respectively.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

                                   ----------

5.   Investments and Advances in Real Estate Joint Ventures:

     The Company and its subsidiaries have investments in and advances to various real estate joint ventures. These joint ventures are engaged in the operation of shopping centers which are either owned or held under long-term operating leases. Summarized financial information for the recurring operations of these real estate joint ventures is as follows (in millions of dollars):

                                                               December 31,
                                                        ------------------------
                                                           1997             1996

                                                        -------          -------
          Assets:
               Real estate, net                           $58.3            $41.5
               Other assets                                 7.8              4.0
                                                        -------          -------
                                                          $66.1            $45.5
                                                        =======          =======

          Liabilities and Partners'
          Capital/(Deficit):
               Mortgages payable                          $63.5            $30.3
               Other liabilities                           19.7             15.1
               Partners' Capital/(Deficit)                (17.1)              .1
                                                        -------          -------
                                                          $66.1            $45.5
                                                        =======          =======

                                                  Years Ended December 31,
                                                  ------------------------

                                             1997           1996           1995
                                          -------        -------        -------
      Revenues from rental
         property                           $14.8          $11.2           $8.3
      Operating expenses                     (3.6)          (2.9)          (2.1)
      Mortgage interest                      (3.1)          (2.5)          (2.4)
      Depreciation and
         amortization                        (2.2)          (2.2)          (2.0)
      Other, net                             (1.8)          (1.3)          (1.2)
                                          -------        -------        -------

         Net income                          $4.1           $2.3            $.6
                                          =======        =======        =======

     Other liabilities in the accompanying Consolidated Balance Sheets include accounts with certain real estate joint ventures totaling approximately $5.1 and $4.1 million at December 31, 1997 and 1996, respectively. The Company and its subsidiaries have varying equity interests in these real estate joint ventures which may differ from their proportionate share of net income or loss recognized in accordance with generally accepted accounting principles.

6.   Cash and Cash Equivalents:

     Cash and cash equivalents (demand deposits in banks, commercial paper and certificates of deposit with original maturities of three months or less) includes tenants' security deposits, escrowed funds and other restricted deposits approximating $10.1 million and $2.4 million at December 31, 1997 and 1996, respectively.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

                                   ----------

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

     During May and July 1997, the Company issued under its MTN program $100 million in fixed-rate senior unsecured medium-term notes (the "1997 Notes"). These notes have maturities ranging from ten to twelve years, and bear interest ranging from 6.96% to 7.56%. Interest on these notes is payable semi-annually in arrears.

     As of December 31, 1997, a total principal amount of $160.25 million, including the 1997 notes, in fixed-rate senior unsecured notes had been issued under the MTN program primarily for the acquisition of neighborhood and community shopping centers and the expansion and improvement of properties in the Company's portfolio. These notes have maturities ranging from ten to twelve years and bear interest at rates ranging from 6.70% to 7.91%. Interest on these fixed-rate senior unsecured notes is payable semi-annually in arrears.

     As of December 31, 1997, the Company had $100 million in Floating Rate
       Senior Notes due 1999 bearing interest at LIBOR plus .50% (6.3% at December 31, 1997). Interest on these floating-rate, senior unsecured notes resets and is payable quarterly in arrears.

     As of December 31, 1997, the Company had $100 million in 6.5% fixed-rate unsecured Senior Notes due 2003. Interest on these senior unsecured notes is paid semi-annually in arrears.

     During August 1996, the Company redeemed its $50 million unsecured Floating
       Rate Senior Notes due in 1998. These Floating Rate Senior Notes, redeemable at par at the option of the Company after May 11, 1996 and bearing interest at LIBOR plus .50%, were refinanced with a $50 million floating-rate unsecured medium-term note issued under the Company's MTN program. This floating-rate medium-term note is due in 1998 and bears interest at LIBOR plus .12% (6.0% at December 31, 1997). Interest on this floating-rate, senior unsecured medium-term note resets and is payable quarterly in arrears.


     In accordance with the terms of the Indenture pursuant to which the Company's senior, unsecured notes have been issued, the Company is (a) subject to maintaining certain maximum leverage ratios on both unsecured

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

                                   ----------

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

     The Company maintains a $100 million, unsecured revolving credit agreement with a group of banks. Borrowings under this facility are available for general corporate purposes, including property acquisitions and redevelopment. Interest on borrowings accrues at a spread (currently .50%) to LIBOR or money-market rates, as applicable, which fluctuates in accordance with changes in the Company's senior debt ratings. A fee approximating .14% per annum is payable on that portion of the facility which remains unused. Pursuant to the terms of the agreement, the Company, among other things, is (a) subject to maintaining certain maximum leverage ratios on both unsecured senior corporate and secured debt, a minimum debt service coverage ratio and minimum unencumbered asset and equity levels, and (b) restricted from paying dividends in amounts that exceed 90% of funds from operations, as defined, plus 10% of the Company's stockholders' equity determined in accordance with generally accepted accounting principles. There were no borrowings outstanding under this facility at December 31, 1997. This revolving credit facility is scheduled to expire in June 2000.

8.   Mortgages Payable:

     Mortgages payable, collateralized by certain shopping center properties and related tenants' leases, are generally due in monthly installments of principal and/or interest which mature at various dates through 2008. Interest rates range from approximately 6.8% to 12.9% (weighted average interest rate of 9.5% as of December 31, 1997). The scheduled maturities of all mortgages payable as of December 31, 1997, are approximately as follows (in millions of dollars): 1998, $7.9; 1999, $22.6; 2000, $61.6;
       2001, $5.7; 2002, $1.2; and thereafter, $22.4.

     Three of the Company's properties are encumbered by approximately $13.5 million in floating-rate, tax-exempt mortgage bond financing. The rates on the bonds are reset annually, at which time bondholders have the right to require the Company to repurchase the bonds. The Company has engaged a remarketing agent for the purpose of offering for resale those bonds that are tendered to the Company. All bonds tendered for redemption in the past have been remarketed and the Company has arrangements, including letters of credit, with banks to both collateralize the principal amount and accrued interest on such bonds and to fund any repurchase obligations.

9.   KC Holdings, Inc.:

     To facilitate the Company's November 1991 initial public stock offering
       (the "IPO"), forty-six shopping center properties and certain other assets, together with indebtedness related thereto, were transferred to subsidiaries of KC Holdings, Inc. ("KC Holdings"), a newly-formed corporation that is owned by the stockholders of the Company prior to the

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

                                   ----------

       IPO. The Company continues to manage eighteen of these shopping center properties and was granted ten-year, fixed-price options to reacquire the real estate assets owned by KC Holdings' subsidiaries, subject to any liabilities outstanding with respect to such assets at the time of an option exercise. As of December 31, 1997, KC Holdings' subsidiaries had conveyed 14 shopping centers back to the Company and had disposed of ten additional centers in transactions with third parties. The members of the Company's Board of Directors who are not also shareholders of KC Holdings unanimously approved the purchase of each of the 14 shopping centers that have been reacquired by the Company from KC Holdings.

     Selected financial information for the twenty-two properties owned by KC
       Holdings' subsidiaries as of and for the year ended December 31, 1997, is as follows: Real estate, net of accumulated depreciation and amortization, $55.0 million; Notes and mortgages payable, $61.2 million; Revenues from rental property, $11.2 million; Loss from rental operations, $.2 million, after depreciation and amortization deductions of $2.1 million; Income adjustment for real estate joint ventures, net, $.3 million.

10.  Fair Value Disclosure of Financial Instruments:

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

11.  Preferred and Common Stock Offerings:

     On September 30, 1997, the Company completed a primary public stock offering of 4,000,000 shares of common stock at $35.50 per share. The net proceeds from this sale of common stock, totaling approximately $134.5 million (after related transaction costs of approximately $7.5 million), have been used primarily for the acquisition of neighborhood and community shopping centers.

     On February 2, 1996, the Company completed a primary public stock offering of 2,200,000 shares of common stock at $26.50 per share. The net proceeds from this sale of common stock, totaling approximately $55.0 million (after related transaction costs of approximately $3.4 million), have been used primarily for the acquisition of neighborhood and community shopping centers.

     On April 10, 1996, the Company completed a public offering of 4,000,000
       Depositary Shares (the "Class C Depositary Shares") at $25.00 per share, each such Class C Depositary Share representing 1/10 of a share of the Company's 8-3/8% Class C Cumulative Redeemable Preferred Stock (the "Class C Preferred Stock"), par value $1.00 per share. The cash proceeds to the Company, net of related transaction costs of approximately $3.6 million, totaling approximately $96.4 million, were used for the acquisition of interests in neighborhood and community shopping centers, and the redevelopment, expansion and improvement of properties in the Company's portfolio.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

                                   ----------

     Dividends on the Class C Depositary Shares are cumulative and payable quarterly in arrears at the rate of 8-3/8% per annum based on the $25 per share initial offering price, or $2.0938 per depositary share. The Class C Depositary Shares are redeemable, in whole or in part, for cash on or after April 15, 2001 at the option of the Company at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon. The redemption price of the Class C Preferred Stock may be paid solely from the sale proceeds of other capital stock of the Company, which may include other classes or series of preferred stock. The Class C Depositary Shares are not convertible or exchangeable for any other property or securities of the Company. The Class C Preferred Stock

       (represented by the Class C Depositary Shares outstanding) ranks pari passu with the Company's 7-3/4% Class A Cumulative Redeemable Preferred Stock and 8-1/2% Class B Cumulative Redeemable Preferred Stock as to voting rights, priority for receiving dividends and liquidation preferences as set forth below.

     The Company has outstanding 3,000,000 Depositary Shares (the "Class A
       Depositary Shares"), each such Class A Depositary Share representing 1/10 of a share of the Company's 7-3/4% Class A Cumulative Redeemable Preferred Stock (the "Class A Preferred Stock"), par value $1.00 per share, and 2,000,000 Depositary Shares (the "Class B Depositary Shares"), each such Class B Depositary Share representing 1/10 of a share of the Company's 8-1/2% Class B Cumulative Redeemable Preferred Stock (the "Class B Preferred Stock"), par value $1.00 per share.

     Dividends on the Class A Depositary Shares are cumulative and payable quarterly in arrears at the rate of 7-3/4% per annum based on the $25 per share initial offering price, or $1.9375 per depositary share. The Class A Depositary Shares are redeemable, in whole or in part, for cash on or after September 23, 1998 at the option of the Company, at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon. The Class A Depositary Shares are not convertible or exchangeable for any other property or securities of the Company. The Class A Preferred Stock (represented by the Class A Depositary Shares outstanding) ranks pari passu with the Company's Class B Preferred Stock and Class C Preferred Stock as to voting rights, priority for receiving dividends and liquidation preferences as set forth below.

     Dividends on the Class B Depositary Shares are cumulative and payable quarterly in arrears at the rate of 8-1/2% per annum based on the $25 per share initial offering price, or $2.125 per depositary share. The Class B Depositary Shares are redeemable, in whole or in part, for cash on or after July 15, 2000 at the option of the Company at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon. The redemption price of the Class B Preferred Stock may be paid solely from the sale proceeds of other capital stock of the Company, which may include other classes or series of preferred stock. The Class B Depositary Shares are not convertible or exchangeable for any other property or securities of the Company. The Class B Preferred Stock (represented by the Class B Depositary Shares outstanding) ranks pari passu with the Company's Class A Preferred Stock and Class C Preferred Stock as to voting rights, priority for receiving dividends and liquidation preferences as set forth below.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

                                   ----------


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

     Liquidation Rights - In the event of any liquidation, dissolution or winding up of the affairs of the Company, the Preferred Stock holders are entitled to be paid, out of the assets of the Company legally available for distribution to its stockholders, a liquidation preference of $250.00 per share ($25 per Class A, Class B and Class C Depositary Share, respectively), plus an amount equal to any accrued and unpaid dividends to the date of payment, before any distribution of assets is made to holders of the Company's common stock or any other capital stock that ranks junior to the Preferred Stock as to liquidation rights.

12.  Dispositions of Real Estate:

     During June 1997, the Company disposed of a property in Troy, OH. Proceeds from the disposition totaling approximately $1.6 million, together with an additional $8.3 million cash investment, were used to acquire an exchange shopping center property located in Ocala, FL.

     During September 1996, the Company disposed of a property in Watertown, NY.
       Proceeds from the disposition totaling approximately $1.8 million in cash, together with an additional $2.2 million cash investment, were used to acquire an exchange shopping center property located in Lafayette, IN during January 1997.

13.  Transactions with Related Parties:

     The Company provides management services for shopping centers owned principally by affiliated entities and various real estate joint ventures in which certain stockholders of the Company have economic interests. Such services are performed pursuant to management agreements which provide for fees based upon a percentage of gross revenues from the properties and other direct costs incurred in connection with management of the centers. The Consolidated Statements of Income include management fee income from KC Holdings of approximately $.6 million, $.6 million, and $.6 million during years 1997, 1996 and 1995, respectively.

     Reference should be made to Notes 5 and 9 for further information regarding transactions with related parties.

14.  Commitments and Contingencies:

     The Company and its subsidiaries are engaged in the operation of shopping centers which are either owned or held under long-term leases which expire at various dates through 2076. The Company and its subsidiaries, in turn, lease premises in these centers to tenants pursuant to lease agreements which provide for terms ranging generally from 5 to 25 years and for annual

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

                                   ----------

       minimum rentals plus incremental rents based on operating expense levels and tenants' sales volumes. Annual minimum rentals plus incremental rents based on operating expense levels comprised approximately 98%, 97% and 97% of total revenues from rental property for the years ended December 31, 1997, 1996 and 1995, respectively.

     The future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows (in millions of dollars): 1998, $175.1; 1999, $165.8; 2000, $153.1; 2001,
       $139.2; 2002, $126.1; and thereafter, $1,206.9.

     Minimum rental payments under the terms of all noncancellable operating leases pertaining to its shopping center portfolio for future years are approximately as follows (in millions of dollars): 1998, $9.8; 1999, $9.4; 2000, $8.8; 2001, $7.5; 2002, $6.6; and thereafter, $79.6.

15.  Incentive Plans:

     The Company maintains a stock option plan (the "Plan") pursuant to which a maximum 3,000,000 shares of the Company's common stock may be issued for qualified and non-qualified options. Options granted under the Plan generally vest ratably over a three-year term, expire ten years from the date of grant and are exercisable at the market price on the date of grant, unless otherwise determined by the Board in its sole discretion.

     Information with respect to stock options under the Plan for years 1997, 1996 and 1995 is as follows:


                                                                     Weighted Average
                                                                     Exercise Price
                                                          Shares      Per share
                                                          ------      ---------


       Options outstanding, December 31, 1994            1,069,269        $19.87
                Exercised                                  (40,581)       $16.67
                Granted                                    423,540        $24.96
                                                         ---------
       Options outstanding, December 31, 1995            1,452,228        $21.44
                Exercised                                 (163,582)       $19.36
                Granted                                    315,500        $28.32
                                                         ---------
       Options outstanding, December 31, 1996            1,604,146        $23.01
                Exercised                                 (179,750)       $20.94
                Granted                                    470,700        $31.72
                                                         ---------
       Options outstanding, December 31, 1997            1,895,096        $25.37
                                                         =========

       Options exercisable -

                December 31, 1995                          762,204        $19.45
                                                         =========        ======

                December 31, 1996                          954,175        $20.84
                                                         =========        ======

                December 31, 1997                        1,126,093        $22.39
                                                         =========        ======


     The exercise prices for options outstanding as of December 31, 1997 range from $13.33 to $34.19 per share. The weighted average remaining contractual life for options outstanding as of December 31, 1997 was approximately 7.6 years. Options to purchase 329,673, 800,373 and

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

                                   ----------

       1,115,873 shares of the Company's common stock were available for issuance under the Plan at December 31, 1997, 1996 and 1995, respectively.

     The Company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized with regard to options granted under the Plan in the accompanying Consolidated Statements of Income. If stock-based compensation costs had been recognized based on the estimated fair values at the dates of grant for options awarded during 1997, 1996 and 1995, net income and net income per common share for these calendar years would have been reduced by approximately $.7 million, or $.02 per share, $.4 million, or $.01 per share, and $.1 million, or less than $.01 per share, respectively.

     These pro forma adjustments to net income and net income per common share assume fair values of each option grant estimated using the Black-Scholes option pricing formula. The more significant assumptions underlying the determination of such fair values for options granted during 1997, 1996 and 1995 include: (i) weighted average risk-free interest rates of 6.18%, 6.24% and 6.02%, respectively; (ii) weighted average expected option lives of 8.2 years, 7.25 years and 6.13 years, respectively; (iii) an expected volatility of 15.65%, 15.79% and 15.79%, respectively, and (iv) an expected dividend yield of 6.44%, 6.82% and 6.82%, respectively. The per share weighted average fair value at the dates of grant for options awarded during 1997, 1996 and 1995 was $3.02, $2.50 and $2.14, respectively.

     The Company maintains a 401(k) retirement plan covering substantially all officers and employees which permits participants to defer up to a maximum 10% of their eligible compensation. This deferred compensation, together with Company matching contributions which generally equal employee deferrals up to a maximum of 5%, is fully vested and funded as of December 31, 1997. Company contributions to the plan totaled less than $.3 million for each of years 1997, 1996 and 1995.

16.  Supplemental Financial Information:

     The following summary represents the results of operations, expressed in thousands except per share amounts, for each quarter during years 1997 and 1996.

                                                1997 (Unaudited)
                                  ---------------------------------------------
                                  Mar. 31      June 30      Sept. 30    Dec. 31
                                  -------      -------      ---------   -------
Revenues from
   rental property                $45,195      $45,276      $50,823      $57,635

Net income                        $20,604      $21,045      $20,641      $23,546

Net income, per common share:
      Basic                          $.44         $.45         $.44         $.47
      Diluted                        $.44         $.45         $.43         $.46

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

                                   ----------

                                                  1996 (Unaudited)
                                  Mar. 31      June 30     Sept. 30     Dec. 31
                                  -------      -------     --------     -------
Revenues from
   rental property                $41,662      $42,444      $40,837      $43,201

Net income                        $15,928      $18,439      $19,833      $19,627

Net income, per common share:
      Basic                          $.38         $.39         $.42         $.42
      Diluted                        $.38         $.39         $.41         $.41

     Interest paid during years 1997, 1996 and 1995 approximated $29.9 million, $26.9 million and $25.0 million, respectively.

     Accounts and notes receivable in the accompanying Consolidated Balance
       Sheets are net of estimated unrecoverable amounts of approximately $1.8 million and $1.4 million, respectively, at December 31, 1997 and 1996.

17.  Subsequent Events:

     Property Acquisitions / Disposition

     In January 1998, the Company acquired seven neighborhood and community shopping center properties comprising approximately 632,000 square feet of GLA in the Denver, CO market for approximately $43.6 million, including the assumption of $4.2 million of mortgage debt. These properties are primarily anchored by supermarket or drugstore tenants.

     In addition, the Company, through an affiliated entity, acquired interests in three retail properties in the Chicago, IL market comprising approximately 516,000 square feet of GLA for an aggregate purchase price of approximately $23.7 million. These properties include approximately 70,000 square feet of showroom space and adjoining warehouses of approximately 100,000 square feet at each location. Simultaneous with this transaction, the Company leased, to a national furniture retailer, the showroom portion of each property under individual long-term leases. The Company is currently planning the redevelopment of the warehouse portion of each property.

     The Company disposed of a property in Pinellas Park, FL during January
       1998. Cash proceeds from the disposition totaling $2.3 million will be used to acquire an exchange shopping center property.

     Price REIT Merger

     On January 13, 1998, the Company and The Price REIT, Inc., a Maryland corporation ("Price REIT") signed a definitive agreement to merge, (the "Merger"). Pursuant to the terms of the Agreement and Plan of Merger dated January 13, 1998, as amended March 5, 1998 (the "Merger

       Agreement"), Price REIT will be merged into a newly formed wholly-owned subsidiary of the Company.

     The transaction is intended, for financial accounting purposes, to be accounted for as a purchase. Under the terms of the Merger Agreement each share of Price REIT common stock will be exchanged for a combination of the Company's common stock and Kimco depositary shares (the "Class D Depository Shares"), each depositary share representing a 1/10 of a share interest in a new issue of Kimco 7.5% Class D Cumulative Convertible Preferred Stock (the "Class D Convertible Preferred Stock") having an aggregate value of at least $45 based on the "Kimco Average Price" (as defined herein) and the liquidation preference of the Class D Depositary Shares (collectively, the "Merger Consideration"). The Merger, which is expected to be completed in mid-1998, is subject to customary closing conditions, including certain regulatory approvals and the approval of the issuance of the Merger Consideration by the stockholders of the Company and the approval of the Merger by the stockholders of Price REIT.

     The Merger Agreement provides for a pre-closing adjustment to the number of shares of the Company's common stock and Class D Depositary Shares issuable per share of Price REIT common stock in order to ensure that Price REIT stockholders will receive at least, and possibly more than, $45 in the Company's securities per Price REIT share. Specifically, in the event that the average closing price of the Company's common stock (the "Kimco Average Price" as defined herein) ending on and including the seventh trading day immediately preceding the date of the Company's
       1998 annual meeting of stockholders plus $10 is less than $45, the amount of Class D Depositary Shares will be increased up to a maximum of $11.25 of Class D Depositary Shares (based on a liquidation preference of $25 per Class D Depositary Share) to arrive at a value of $45. To the extent that the issuance of $11.25 of Class D Depositary Shares would still result in less than $45 of combined value, the number of shares of the Company's common stock issuable per Price REIT share will be increased in order to arrive at a total of $45 delivered in the Company's securities. However, the Company may elect to terminate the Merger Agreement in the event its Average Price (the "Average Price", as defined herein) during a specified calculation period or the closing price on the scheduled closing date or on either of the two days prior to the scheduled closing date is less than $32.

     In the event that the "Kimco Average Price" (as defined herein) plus $10 is greater than $45, each share of Price REIT common stock would continue to be converted into one share of the Company's common stock and the amount of Class D Depositary Shares will be decreased by 50% of the amount by which the Kimco Average Price referred to above plus $10 exceeds $45. However, Price REIT stockholders will never receive less than $9 of Class D Depositary Shares. Thus, as a result of the merger, Price REIT stockholders will obtain the benefit of 50% of the increase in value of the Company's common stock as reflected in the Kimco Average Price between $35 and $37, and 100% of any increase above $37.

     As used herein, the "Kimco Average Price" shall be the average of Average
       Prices (as defined herein) of the the Company's common stock for fifteen
       (15) randomly selected trading days within the thirty (30) consecutive trading days ending on and including the seventh trading day immediately preceding the date of the Company's 1998 annual meeting of stockholders. As used herein, the "Average Price" for any date means the average of the daily high and low prices of the Company's common stock on the New York Stock Exchange (the "NYSE") as reported in The Wall Street Journal, or if not reported thereby, by another authoritative source. The random selection of trading days shall be made under the joint supervision of the financial advisors retained by the Company and Price REIT in connection with the transactions contemplated hereby.

     The dividend rate on the Class D Depositary Shares will be 7.5 % per annum, or, if greater, the dividend on the shares of the Company's common stock into which a Class D Depositary Share is convertible plus $0.0275 quarterly. The Class D Depositary Shares will be convertible into the Company's common stock at a conversion price of $40.25 per share at any time by the holder and may be redeemed by the Company at the conversion price in shares of the Company's common stock at any time after the third anniversary of the Merger if for any 20 trading days during a rolling 30 day consecutive trading-day period the Company's common stock closing price exceeds $48.30, subject to certain adjustments. The Class D Depositary Shares are expected to be listed on the NYSE.

     The Merger Agreement also provides that each party will be entitled to a Break-Up Fee in the amount of $12,500,000 or reimbursement of expenses up to $2,000,000 in the event the agreement is terminated under various circumstances. The Company has also agreed that if it elects to terminate the Merger Agreement because its common stock price closes below $32 Price REIT will be entitled to receive $6,250,000.

     Financings

     On March 2, 1998, the Company obtained an additional $150 million interim unsecured credit facility to both finance the purchase of properties and meet any short-term working capital requirements. The terms of this interim facility are substantially the same as those under the Company's $100 million revolving credit facility (See Note 7). This facility is scheduled to expire in June 1998, however, it is the Company's intention to extend the term of this facility and establish it as a continuing part of the Company's total unsecured revolving credit availability.

18.  Pro Forma Financial Information (Unaudited):

     The Company and certain of its subsidiaries acquired and disposed of interests in shopping center properties during 1997. The pro forma financial information set forth below is based upon the Company's historical Consolidated Statements of Income for years 1997 and 1996, adjusted to give effect to these transactions as of January 1, 1996.

     The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred on January 1, 1996, nor does it purport to represent the results of operations for future periods. (Amounts presented in millions of dollars, except per share figures.)

     Years Ended December 31,                               1997    1996
     ------------------------                               ----    ----

     Revenues from rental property                         $212.5  $187.8
     Net Income                                             $90.8   $80.5
     Net Income, per common share                           $1.94   $1.79

                                                                     Schedule II

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                 Balance at         Charged to        Charged to      Deductions          Balance
                                Beginning of         expenses         valuation                          at end of
                                   Period                             accounts                           period
                                ------------       -----------       ------------      -----------       ----------
Year Ended
December 31, 1997
Allowance for
uncollectable
accounts                         $1,350,000          $910,000        $     --            $460,000        $1,800,000
                                 ==========        ==========        ==========        ==========        ==========

Year Ended
December 31, 1996
Allowance for
uncollectable
accounts                         $1,350,000          $955,000        $     --            $955,000        $1,350,000
                                 ==========        ==========        ==========        ==========        ==========

Year Ended
December 31, 1995
Allowance for
uncollectable
accounts                         $1,000,000        $1,318,000        $     --            $968,000        $1,350,000
                                 ==========        ==========        ==========        ==========        ==========

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                    REAL ESTATE ANJD ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997

                                                                    SCHEDULE III


                         INITIAL  COST                                TOTAL COST


                                      BUILDINGS AND     SUBSEQUENT                      BUILDINGS AND                   ACCUMULATED
     PROPERTIES             LAND       IMPROVEMENTS    TO ACQUISITION        LAND       IMPROVEMENTS       TOTAL        DEPRECIATION
     ----------             ----       ------------    --------------      --------     ------------       -----      --------------
BOCA RATON                 $573,875      $2,295,501        $788,261        $573,875      $3,083,762      $3,657,637        $430,622
WHITEHALL                   432,652      770,159.00         170,161         432,652         940,320       1,372,972         675,739
OGDEN                       213,818         855,275         465,600         213,818       1,320,875       1,534,693         663,559
ORLANDO                     923,956       3,646,904       1,761,902       1,172,119       5,160,643       6,332,762         408,220
PLAINVIEW                   263,693         584,031       9,181,712         263,693       9,765,743      10,029,436       1,371,486
POMPANO BEACH                97,169         874,442       1,187,173          97,169       2,061,615       2,158,784         937,945
LIVONIA                     178,785         925,818         595,807         178,785       1,521,625       1,700,410         369,789
LAUDERDALE LAKES            342,420       2,416,645       2,087,730         342,420       4,504,375       4,846,795       2,741,430
FERN PARK                   225,000         902,000       2,325,340         225,000       3,227,340       3,452,340         893,618
ADDISON                           0         753,343       1,100,049               0       1,853,392       1,853,392         832,646
LARGO                       293,686         792,119       1,220,469         293,686       2,012,588       2,306,274       1,237,337
WINSTON-SALEM               540,667         719,655       3,303,629         540,667       4,023,284       4,563,951         948,887
MELBOURNE                         0       1,754,000       2,234,629               0       3,988,629       3,988,629       1,392,619
ST. PETERSBURG                    0         917,360         681,718               0       1,599,078       1,599,078         564,819
GROVE GATE                  365,893       1,049,172       1,048,494         365,893       2,097,666       2,463,559       1,000,774
UPPER ARLINGTON             504,256       2,198,476       4,838,738       1,255,544       6,285,926       7,541,470       3,361,654
SHILOH SPRING RD                  0       1,735,836       2,274,519               0       4,010,355       4,010,355       2,228,842
FELBRAM                      72,971         302,579         401,599          72,971         704,178         777,149         407,584
LEESBURG                          0         171,636          97,728               0         269,364         269,364         180,312
FOREST PARK                 141,200         564,800          64,990         141,200         629,790         770,990         375,314
LARGO EAST BAY            2,832,296      11,329,185         509,327       2,832,296      11,838,512      14,670,808       1,806,966
LEXINGTON                 1,675,031       6,848,209       4,549,848       1,675,031      11,398,057      13,073,088       1,044,813
CLAWSON                   1,624,771       6,578,142       2,077,101       1,624,771       8,655,243      10,280,014         783,771
CHARLOTTE                   919,251       3,570,981         891,509         919,251       4,462,490       5,381,741         293,510
LAFAYETTE                   230,402       1,305,943          65,497         230,402       1,371,440       1,601,842         773,264
FARMINGTON                1,098,426       4,525,723         911,452       1,098,426       5,437,175       6,535,601         530,816
WEST MIFFLIN                475,815       1,903,231         634,314         475,815       2,537,545       3,013,360         208,727
BRADENTON                   125,000         299,253         323,963         125,000         623,216         748,216         297,979
GREENWOOD                   423,371       1,883,421       1,145,394         423,371       3,028,815       3,452,186       1,185,108
PINELLAS PARK               219,924         870,000         501,212         219,924       1,371,212       1,591,136         310,411
GRAVOIS                   1,032,416       4,455,514         796,472       1,032,416       5,251,986       6,284,402       2,828,335
JENNINGS                    257,782       1,031,128       1,233,616         257,782       2,264,744       2,522,526         182,766
DALLAS                    1,299,632       5,168,727       5,324,830       1,299,632      10,493,557      11,793,189       7,730,659
TUTTLE BEE SARASOTA         254,961         828,465       1,535,603         254,961       2,364,068       2,619,029       1,063,467
LAUREL                      349,562       1,398,250         626,668         349,562       2,024,918       2,374,480         204,750
LAUREL                      274,580       1,100,968               0         274,580       1,100,968       1,375,548         639,011

EAST ORLANDO                491,676       1,440,000       1,864,450         491,676       3,304,450       3,796,126       1,224,785
OTTAWA                      137,775         784,269         303,414         137,775       1,087,683       1,225,458         858,972
BLOOMINGTON                 805,521       2,222,353       2,579,854         805,521       4,802,207       5,607,728       1,317,593
RALEIGH                   5,208,885      20,885,792       1,489,509       5,208,885      22,375,301      27,584,186       2,071,894
CANTON HILLS                500,980       2,020,274         758,076         500,980       2,778,350       3,279,330         232,974
SAVANNAH                  2,052,270       8,232,978         235,152       2,052,270       8,468,130      10,520,400         949,864
MACON                       262,700       1,487,860       1,385,111         349,326       2,786,345       3,135,671       1,089,370
CANTON                      792,985       1,459,031       4,454,851         792,985       5,913,882       6,706,867       2,063,765
CHARLOTTE                 1,783,400       7,139,131               0       1,783,400       7,139,131       8,922,531         793,257
PALATKA                     130,844         556,658         897,013         130,844       1,453,671       1,584,515         694,710
EAST STROUDSBURG          1,050,000       2,372,628         356,808       1,050,000       2,729,436       3,779,436       1,447,631
POUGHKEEPSIE                876,548       4,695,659       1,015,594         876,548       5,711,253       6,587,801       2,851,250
BARBERTON                   505,590       1,948,135         107,840         505,590       2,055,975       2,561,565       1,203,487
HAGERSTOWN                  541,389       2,165,555         936,929         541,389       3,102,484       3,643,873       1,389,467
ELGIN                       842,555       2,108,674         901,399         842,555       3,010,073       3,852,628       1,264,086
GRAND HAVEN                 356,800       1,532,689         947,496         356,800       2,480,185       2,836,985         946,018
HOUSTON                     275,000         507,588         191,639         275,000         699,227         974,227         523,223
WICKLIFFE                   610,991       2,471,965          12,339         610,991       2,484,304       3,095,295         192,885
LEOMINSTER                3,732,508       6,754,092      28,840,650       4,933,640      34,393,610      39,327,250       8,877,994
LAUDERHILL                1,002,733       2,602,415       9,135,669       1,774,443      10,966,374      12,740,817               0
CAMBRIDGE                         0       1,848,195         744,742         473,060       2,119,877       2,592,937       1,177,259
OLMSTED                     167,337       2,815,856         867,451         167,337       3,683,307       3,850,644       2,345,014
LEMAY                       125,879         503,510         127,868         125,879         631,378         757,257         344,485
AKRON WATERLOO              437,277       1,912,222         163,558         437,277       2,075,780       2,513,057       1,326,575
BRUNSWICK                   771,765       6,058,560         289,996         771,765       6,348,556       7,120,321       3,922,108
WEST MIFFLIN HILLS          654,366       3,199,729       6,411,726         654,366       9,611,455      10,265,821       3,474,270
CHARLESTON                  770,000       3,132,092       3,738,711         770,000       6,870,803       7,640,803       1,189,578
MESQUITE                    520,340       2,081,356         528,652         520,340       2,610,008       3,130,348         162,785
BELLEVUE                    405,217       1,743,573               0         405,217       1,743,573       2,148,790       1,263,128



                                      TOTAL COST,                    DATE OF
                                   NET OF ACCUMULATED                CONSTRUCTION(C)
     PROPERTIES                       DEPRECIATION     ENCUMBRANCES  ACQUISITION(A)
     ----------                    ----------------    ------------  --------------
BOCA RATON                            $3,227,015              $0     1992(A)
WHITEHALL                                697,233               0     1967(C)
OGDEN                                    871,134               0     1967(C)
ORLANDO                                5,924,542               0     1995(A)
PLAINVIEW                              8,657,950               0     1969(C)
POMPANO BEACH                          1,220,839               0     1968(C)
LIVONIA                                1,330,621               0     1968(C)
LAUDERDALE LAKES                       2,105,365               0     1968(C)
FERN PARK                              2,558,722               0     1968(C)
ADDISON                                1,020,746               0     1968(C)
LARGO                                  1,068,937               0     1968(C)
WINSTON-SALEM                          3,615,064               0     1969(C)
MELBOURNE                              2,596,010               0     1968(C)
ST. PETERSBURG                         1,034,259               0     1968(C)
GROVE GATE                             1,462,785               0     1968(C)
UPPER ARLINGTON                        4,179,816               0     1969(C)

SHILOH SPRING RD                       1,781,513               0     1969(C)
FELBRAM                                  369,565               0     1970(C)
LEESBURG                                  89,052               0     1969(C)
FOREST PARK                              395,676               0     1969(C)
LARGO EAST BAY                        12,863,842               0     1992(A)
LEXINGTON                             12,028,275               0     1993(A)
CLAWSON                                9,496,243               0     1993(A)
CHARLOTTE                              5,088,231               0     1995(A)
LAFAYETTE                                828,578               0     1971(C)
FARMINGTON                             6,004,785               0     1993(A)
WEST MIFFLIN                           2,804,633               0     1993(A)
BRADENTON                                450,237               0     1968(C)
GREENWOOD                              2,267,078       1,258,779     1970(C)
PINELLAS PARK                          1,280,725               0     1970(C)
GRAVOIS                                3,456,067               0     1972(C)
JENNINGS                               2,339,760               0     1971(C)
DALLAS                                 4,062,530               0     1969(C)
TUTTLE BEE SARASOTA                    1,555,562               0     1970(C)
LAUREL                                 2,169,730               0     1995(A)
LAUREL                                   736,537               0     1972(C)
EAST ORLANDO                           2,571,341               0     1971(C)
OTTAWA                                   366,486               0     1970(C)
BLOOMINGTON                            4,290,135               0     1972(C)
RALEIGH                               25,512,292               0     1993(A)
CANTON HILLS                           3,046,356               0     1993(A)
SAVANNAH                               9,570,536               0     1993(A)
MACON                                  2,046,301               0     1969(C)
CANTON                                 4,643,102               0     1972(C)
CHARLOTTE                              8,129,274               0     1993(A)
PALATKA                                  889,805               0     1970(C)
EAST STROUDSBURG                       2,331,805               0     1973(C)
POUGHKEEPSIE                           3,736,551               0     1972(C)
BARBERTON                              1,358,078               0     1972(C)
HAGERSTOWN                             2,254,406               0     1973(C)
ELGIN                                  2,588,542               0     1972(C)
GRAND HAVEN                            1,890,967               0     1976(C)
HOUSTON                                  451,004               0     1973(C)
WICKLIFFE                              2,902,410               0     1995(A)
LEOMINSTER                            30,449,256               0     1975(A)
LAUDERHILL                            12,740,817               0     1974(C)
CAMBRIDGE                              1,415,678               0     1973(C)
OLMSTED                                1,505,630               0     1973(C)
LEMAY                                    412,772               0     1974(C)
AKRON WATERLOO                         1,186,482               0     1975(C)
BRUNSWICK                              3,198,213               0     1975(C)
WEST MIFFLIN HILLS                     6,791,551               0     1973(C)
CHARLESTON                             6,451,225               0     1978(C)
MESQUITE                               2,967,563               0     1995(A)
BELLEVUE                                 885,662               0     1976(A)

                         INITIAL  COST                                TOTAL COST


                                      BUILDINGS AND     SUBSEQUENT                      BUILDINGS AND                   ACCUMULATED
     PROPERTIES             LAND       IMPROVEMENTS    TO ACQUISITION        LAND       IMPROVEMENTS       TOTAL        DEPRECIATION
     ----------             ----       ------------    --------------      --------     ------------       -----      --------------
ELSMERE                           0       3,185,642               0               0       3,185,642       3,185,642       1,849,509
MADISON                           0       4,133,904       2,126,058               0       6,259,962       6,259,962       3,024,957
SPRINGFIELD                 919,998       4,981,589       2,213,910         919,998       7,195,499       8,115,497       3,797,978
CHERRY HILL               2,417,583       6,364,094         902,987       2,417,583       7,267,081       9,684,664       2,576,385
NANUET                      798,932       2,361,900       1,300,829         798,932       3,662,729       4,461,661       1,308,444
OAKCREEK                  1,245,870       4,339,637       3,762,195       1,245,870       8,101,832       9,347,702       2,604,606
NORRISTOWN                  686,134       2,664,535       3,215,424         774,084       5,792,009       6,566,093       2,324,405
SPRINGBORO PIKE           1,854,527       2,572,518       2,428,558       1,854,527       5,001,076       6,855,603       1,843,481
LIMA                        770,121       3,080,479         463,987         770,121       3,544,466       4,314,587         248,395
CHARLES TOWN                602,000       3,725,871      10,342,778         602,000      14,068,649      14,670,649       2,935,648
MUSKEGON                    391,500         958,500         692,656         391,500       1,651,156       2,042,656         854,262
NORTH MIAMI                 732,914       4,080,460       2,163,630         732,914       6,244,090       6,977,004       3,008,705
NEW KENSINGTON              521,945       2,548,322         573,181         521,945       3,121,503       3,643,448       1,846,398
PENN HILLS                        0       1,737,289               0               0       1,737,289       1,737,289       1,021,689
BEAVERCREEK                 635,228       3,024,722       1,924,519         635,228       4,949,241       5,584,469       2,192,705
HAMPTON BAYS              1,495,105       5,979,320          41,919       1,495,105       6,021,239       7,516,344       1,556,758
BRIDGEHAMPTON             1,811,752       3,107,232      20,647,203       1,811,752      23,754,435      25,566,187       4,849,853
EASTERN BLVD.               412,016       1,876,962         149,142         412,016       2,026,104       2,438,120       1,153,321
E. PROSPECT ST.             604,826       2,755,314         250,000         604,826       3,005,314       3,610,140       1,721,499
W. MARKET ST.               188,562       1,158,307               0         188,562       1,158,307       1,346,869         706,146
MIDDLETOWN                  207,283       1,174,603         193,507         207,283       1,368,110       1,575,393         718,748
UPPER ALLEN                 445,743       1,782,972         152,550         445,743       1,935,522       2,381,265       1,134,354
GETTYSBURG                   74,626         671,630         101,519          74,626         773,149         847,775         471,658
MARTINSBURG                 242,634       1,273,828         628,937         242,634       1,902,765       2,145,399       1,026,402
SOUTH EAST SARASOTA       1,283,400       5,133,544       1,087,560       1,440,264       6,064,240       7,504,504       1,375,333
AIKEN                       980,808       3,923,234          31,700         980,808       3,954,934       4,935,742       1,045,244
TYVOLA RD.                        0       4,736,345       1,494,281               0       6,230,626       6,230,626       2,750,950
RACINE                    1,403,082       5,612,330       1,075,740       1,403,082       6,688,070       8,091,152       1,672,692
WEST MIFFLIN              1,468,341               0               0       1,468,341               0       1,468,341               0
INDIANAPOLIS                447,600       3,607,193       1,872,732         447,600       5,479,925       5,927,525       2,310,368
RICHBORO                    788,761       3,155,044       3,297,541         976,439       6,264,907       7,241,346       2,665,621
MILLER ROAD               1,138,082       4,552,327       1,337,385       1,138,082       5,889,712       7,027,794       2,949,762
SANFORD                   3,406,565      13,648,041       1,208,601       3,406,565      14,856,642      18,263,207       3,701,739
CARLE PLACE               1,183,290       4,903,642      10,409,825       1,314,540      15,182,217      16,496,757         309,008
PLAZA EAST                1,236,149       4,944,597       1,963,838       1,236,149       6,908,435       8,144,584         264,087
PLAZA WEST                  808,435       3,210,187         575,057         808,435       3,785,244       4,593,679         117,478
MENTOR                      503,981       2,455,926         361,206         503,981       2,817,132       3,321,113         932,647
MORSE RD.                   835,386       2,097,600       2,587,666         835,386       4,685,266       5,520,652       1,160,778
HAMILTON RD.                856,178       2,195,520       3,270,616         856,178       5,466,136       6,322,314       1,304,267
OLENTANGY RIVER RD.         764,517       1,833,600       2,197,502         764,517       4,031,102       4,795,619       1,205,151
SALEM AVE.                  665,314         347,818       4,967,368         665,314       5,315,186       5,980,500         998,800
KETTERING                 1,190,496       4,761,984         414,232       1,190,496       5,176,216       6,366,712       1,428,575
W. BROAD ST.                982,464       3,929,856       1,572,526         982,464       5,502,382       6,484,846       1,449,332
ELYRIA                      781,728       3,126,912          52,741         781,728       3,179,653       3,961,381         913,510

RIDGE ROAD                1,285,213       4,712,358         485,447       1,285,213       5,197,805       6,483,018         863,250
SPRINGFIELD                 842,976       3,371,904         120,272         842,976       3,492,176       4,335,152         999,678
MENTOR ERIE CMNS.         2,234,474       9,648,000       2,440,175       2,234,474      12,088,175      14,322,649       2,444,754
SPRINGDALE                3,205,653      14,619,732       4,595,951       3,205,653      19,215,683      22,421,336       3,102,452
WESTERVILLE               1,050,431       4,201,616       7,303,469       1,050,431      11,505,085      12,555,516       1,709,115
IRONDEQUOIT               1,234,250       8,190,181               0       1,234,250       8,190,181       9,424,431       1,190,274
WEST GATES                1,784,718       9,721,970          78,077       1,784,718       9,800,047      11,584,765       1,053,652
HENRIETTA                 1,075,358       6,635,486               0       1,075,358       6,635,486       7,710,844         939,853
JONESBORO RD. &I-285        468,118       1,872,473          53,114         468,118       1,925,587       2,393,705         488,721
STATEN ISLAND             2,280,000       9,027,951       3,931,524       2,280,000      12,959,475      15,239,475       2,819,389
GASTONIA                  2,467,696       9,870,785         324,583       2,467,696      10,195,368      12,663,064       1,911,415
MARGATE                   2,948,530      11,754,120       1,011,511       2,948,530      12,765,631      15,714,161       1,337,107
CENTEREACH                1,182,650       4,735,779      15,928,405       1,417,098      20,429,736      21,846,834       1,430,301
WALKER                    3,682,478      14,730,060          35,709       3,682,478      14,765,769      18,448,247       1,542,905
TAYLOR                    1,451,397       5,806,263               0       1,451,397       5,806,263       7,257,660         620,250
WATERBURY                 2,253,078       9,017,012          59,581       2,253,078       9,076,593      11,329,671         968,188
GREAT BARRINGTON            642,170       2,547,830       6,100,504       1,280,713       8,009,791       9,290,504         236,404
KISSIMMEE                 1,328,536       5,296,652       1,515,262       1,328,536       6,811,914       8,140,450         261,165
WESTMONT                    601,655       2,404,604       7,263,252         601,655       9,667,856      10,269,511         277,402
RIDGEWOOD                   450,000       2,106,566               0         450,000       2,106,566       2,556,566         216,864
MELBOURNE                   715,844       2,878,374         317,408         715,844       3,195,782       3,911,626         281,608
NORTH BRUNSWICK           3,204,978      12,819,912      12,320,414       3,204,978      25,140,326      28,345,304       1,260,413
SAND LAKE                 3,092,706      12,370,824         702,368       3,092,706      13,073,192      16,165,898       1,190,544
STUART                    2,109,677       8,415,323         109,950       2,109,677       8,525,273      10,634,950         748,304
ROCKINGHAM                2,660,915      10,643,660       7,429,652       2,660,915      18,073,312      20,734,227       1,026,294
CORAL SPRINGS               710,000       2,842,907       3,031,115         710,000       5,874,022       6,584,022         249,516



                             TOTAL COST,                    DATE OF
                          NET OF ACCUMULATED                CONSTRUCTION(C)
     PROPERTIES              DEPRECIATION     ENCUMBRANCES  ACQUISITION(A)
     ----------           ----------------    ------------  --------------
ELSMERE                        1,336,133                 0     1979(C)
MADISON                        3,235,005                 0     1978(C)
SPRINGFIELD                    4,317,519         3,545,000     1983(A)
CHERRY HILL                    7,108,279         4,900,000     1985(C)
NANUET                         3,153,217                 0     1984(A)
OAKCREEK                       6,743,096         5,055,000     1984(A)
NORRISTOWN                     4,241,688                 0     1984(A)
SPRINGBORO PIKE                5,012,122                 0     1985(C)
LIMA                           4,066,192                 0     1995(A)
CHARLES TOWN                  11,735,001                 0     1985(A)
MUSKEGON                       1,188,394                 0     1985(A)
NORTH MIAMI                    3,968,299                 0     1985(A)
NEW KENSINGTON                 1,797,050                 0     1986(A)
PENN HILLS                       715,600                 0     1986(A)
BEAVERCREEK                    3,391,764                 0     1986(A)
HAMPTON BAYS                   5,959,586                 0     1989(A)
BRIDGEHAMPTON                 20,716,334                 0     1972(C)
EASTERN BLVD.                  1,284,799                 0     1987(A)
E. PROSPECT ST.                1,888,641                 0     1986(A)

W. MARKET ST.                    640,723                 0     1986(A)
MIDDLETOWN                       856,645                 0     1986(A)
UPPER ALLEN                    1,246,911                 0     1986(A)
GETTYSBURG                       376,117                 0     1986(A)
MARTINSBURG                    1,118,997                 0     1986(A)
SOUTH EAST SARASOTA            6,129,171                 0     1989(A)
AIKEN                          3,890,498                 0     1989(A)
TYVOLA RD.                     3,479,676                 0     1986(A)
RACINE                         6,418,460                 0     1988(A)
WEST MIFFLIN                   1,468,341                 0     1986(A)
INDIANAPOLIS                   3,617,157                 0     1986(A)
RICHBORO                       4,575,725                 0     1986(A)
MILLER ROAD                    4,078,032                 0     1986(A)
SANFORD                       14,561,468                 0     1989(A)
CARLE PLACE                   16,187,749                 0     1993(A)
PLAZA EAST                     7,880,497         2,138,328     1995(A)
PLAZA WEST                     4,476,201         2,138,328     1995(A)
MENTOR                         2,388,466                 0     1987(A)
MORSE RD.                      4,359,874                 0     1988(A)
HAMILTON RD.                   5,018,047                 0     1988(A)
OLENTANGY RIVER RD.            3,590,468                 0     1988(A)
SALEM AVE.                     4,981,700         3,668,618     1988(A)
KETTERING                      4,938,137         3,475,534     1988(A)
W. BROAD ST.                   5,035,514                 0     1988(A)
ELYRIA                         3,047,871         3,861,704     1988(A)
RIDGE ROAD                     5,619,768                 0     1992(A)
SPRINGFIELD                    3,335,474         4,054,789     1988(A)
MENTOR ERIE CMNS.             11,877,895         4,247,874     1988(A)
SPRINGDALE                    19,318,884                 0     1992(A)
WESTERVILLE                   10,846,401                 0     1988(A)
IRONDEQUOIT                    8,234,157                 0     1993(A)
WEST GATES                    10,531,113                 0     1993(A)
HENRIETTA                      6,770,991                 0     1993(A)
JONESBORO RD. &I-285           1,904,984                 0     1988(A)
STATEN ISLAND                 12,420,086         4,894,652     1989(A)
GASTONIA                      10,751,649                 0     1989(A)
MARGATE                       14,377,054                 0     1993(A)
CENTEREACH                    20,416,533                 0     1993(A)
WALKER                        16,905,342                 0     1993(A)
TAYLOR                         6,637,410                 0     1993(A)
WATERBURY                     10,361,483         5,615,210     1993(A)
GREAT BARRINGTON               9,054,100                 0     1994(A)
KISSIMMEE                      7,879,285                 0     1996(A)
WESTMONT                       9,992,109                 0     1994(A)
RIDGEWOOD                      2,339,702                 0     1993(A)
MELBOURNE                      3,630,018                 0     1994(A)
NORTH BRUNSWICK               27,084,891                 0     1994(A)
SAND LAKE                     14,975,354                 0     1994(A)
STUART                         9,886,646                 0     1994(A)
ROCKINGHAM                    19,707,933                 0     1994(A)
CORAL SPRINGS                  6,334,506                 0     1994(A)

                         INITIAL  COST                                TOTAL COST


                                      BUILDINGS AND     SUBSEQUENT                      BUILDINGS AND                   ACCUMULATED
     PROPERTIES             LAND       IMPROVEMENTS    TO ACQUISITION        LAND       IMPROVEMENTS       TOTAL        DEPRECIATION
     ----------             ----       ------------    --------------      --------     ------------       -----      --------------
SPRINGFIELD               2,745,595      10,985,778       3,241,680       2,904,022      14,069,031      16,973,053         844,920
CHARLESTON                1,744,430       6,986,094         141,033       1,744,430       7,127,127       8,871,557         424,935
SAVANNAH                    652,255       2,616,522               0         652,255       2,616,522       3,268,777         156,520
WEST PALM BEACH             550,896       2,298,964         318,210         550,896       2,617,174       3,168,070         206,319
SOUTH MIAMI               1,280,440       5,133,825       1,792,588       1,280,440       6,926,413       8,206,853         350,240
AUGUSTA                   1,482,564       5,928,122               0       1,482,564       5,928,122       7,410,686         311,603
ALTAMONTE SPRINGS           770,893       3,083,574               0         770,893       3,083,574       3,854,467         158,132
KENT                      2,261,530               0               0       2,261,530               0       2,261,530               0
ORLANDO                     560,800       2,268,112          17,268         560,800       2,285,380       2,846,180         103,050
DURHAM                    1,882,800       7,551,576          59,762       1,882,800       7,611,338       9,494,138         337,890
PHOENIX                   1,430,790       3,348,652           4,839       1,430,790       3,353,491       4,784,281         224,076
GARLAND                     210,286         845,845               0         210,286         845,845       1,056,131          35,940
MARLTON PIKE                      0       4,318,534               0               0       4,318,534       4,318,534         147,642
CAMDEN                            0       1,000,570               0               0       1,000,570       1,000,570               0
CINNAMINSON                 657,140       2,628,559               0         657,140       2,628,559       3,285,699               0
FLORENCE                  1,465,661       6,011,013               0       1,465,661       6,011,013       7,476,674          43,011
PHOENIX                   2,450,341       9,802,046               0       2,450,341       9,802,046      12,252,387          41,886
MORRISVILLE                 627,864       2,511,457               0         627,864       2,511,457       3,139,321               0
CENTER SQUARE               731,888       2,927,551               0         731,888       2,927,551       3,659,439         100,087
PHILADELPHIA                731,888       2,927,551               0         731,888       2,927,551       3,659,439         100,087
FEASTERVILLE                520,521       2,082,083               0         520,521       2,082,083       2,602,604          53,387
WARRINGTON                  268,194       1,072,774               0         268,194       1,072,774       1,340,968               0
WHITEHALL                         0       5,195,577               0               0       5,195,577       5,195,577         177,627
HARRIS COUNTY             1,843,000       7,372,420               0       1,843,000       7,372,420       9,215,420          94,512
HAVERTOWN                   731,888       2,927,551               0         731,888       2,927,551       3,659,439         100,087
EXTON                       731,888       2,927,551               0         731,888       2,927,551       3,659,439         100,087
EASTWICK                    889,001       2,762,888       2,386,166         889,001       5,603,093       6,492,094               0
UPPER DARBY                 231,821         927,286       3,049,951         285,828       3,923,230       4,209,058               0
TAMPA                     2,820,000      11,283,189               0       2,820,000      11,283,189      14,103,189         216,900
OCALA                     1,980,000       7,927,484               0       1,980,000       7,927,484       9,907,484         118,461
BATON ROUGE               3,125,527      12,503,083               0       3,125,527      12,503,083      15,628,610         160,284
WHITE LAKE                2,300,050       9,249,607       1,061,046       2,300,050      10,310,653      12,610,703         314,530
LAFAYETTE                 2,115,000       8,508,218               0       2,115,000       8,508,218      10,623,218          36,318
LAFAYETTE                   812,810       3,252,269               0         812,810       3,252,269       4,065,079          79,925
MANASSAS                  1,788,750       7,162,661               0       1,788,750       7,162,661       8,951,411          22,932
CORAL SPRINGS             1,649,000       6,626,301               0       1,649,000       6,626,301       8,275,301          14,094
STATEN ISLAND             2,940,000      11,811,964               0       2,940,000      11,811,964      14,751,964               0
GREENVILLE                1,448,913       5,807,874               0       1,448,913       5,807,874       7,256,787          12,410
MT. DORA                  1,011,000       4,062,890               0       1,011,000       4,062,890       5,073,890           8,681
N. CHARLESTON             2,965,748      11,895,294               0       2,965,748      11,895,294      14,861,042               0

RICHMOND                    670,500       2,751,375               0         670,500       2,751,375       3,421,875         183,872
YONKERS                     871,977       3,487,909               0         871,977       3,487,909       4,359,886         372,650
TULSA                       500,950       2,002,508               0         500,950       2,002,508       2,503,458          98,486
WATERLOO                    500,525       2,002,101               0         500,525       2,002,101       2,502,626          98,394
CLIVE                       500,525       2,002,101               0         500,525       2,002,101       2,502,626          98,394
DES MOINES                  500,525       2,002,101               0         500,525       2,002,101       2,502,626          98,394
E. WICHITA                  500,414       2,001,656               0         500,414       2,001,656       2,502,070          98,371
W. WICHITA                  500,414       2,001,656               0         500,414       2,001,656       2,502,070          98,371
PLANO                       500,414       2,001,656               0         500,414       2,001,656       2,502,070          98,371
WEST OAKS                   500,422       2,001,687               0         500,422       2,001,687       2,502,109          98,371
ARLINGTON                   500,414       2,001,656               0         500,414       2,001,656       2,502,070          98,371
DUNCANVILLE                 500,414       2,001,656               0         500,414       2,001,656       2,502,070          98,371
GARLAND                     500,414       2,001,656               0         500,414       2,001,656       2,502,070          98,371
HOUSTON                     500,422       2,001,687               0         500,422       2,001,687       2,502,109         146,458
GENEVA                      500,422       2,001,687               0         500,422       2,001,687       2,502,109          98,371
BAYTOWN                     500,422       2,001,687               0         500,422       2,001,687       2,502,109          98,371
FT. WORTH                   500,414       2,001,656               0         500,414       2,001,656       2,502,070          98,371
BRADLEY                     500,422       2,001,687               0         500,422       2,001,687       2,502,109          98,371
O'FALLON                    300,000       1,200,000               0         300,000       1,200,000       1,500,000          10,256
N. RICHLAND HILLS         2,900,000               0               0       2,900,000               0       2,900,000               0
CORSICANA                 1,600,000       6,400,000               0       1,600,000       6,400,000       8,000,000          54,701
OVERLAND                          0       4,928,677               0               0       4,928,677       4,928,677          42,125
ST. LOUIS                         0       5,756,736               0               0       5,756,736       5,756,736          49,203
PEORIA                            0       3,029,106               0               0       3,029,106       3,029,106          25,890
KANSAS CITY                 574,777       2,299,106               0         574,777       2,299,106       2,873,883          19,650
ST. LOUIS                         0       2,242,258               0               0       2,242,258       2,242,258          19,165
OAK LAWN                  1,316,783       5,267,130               0       1,316,783       5,267,130       6,583,913          45,018
CALUMET CITY              1,247,879       4,991,514               0       1,247,879       4,991,514       6,239,393          42,663
OAKBROOK TERRACE          1,393,667       5,576,268               0       1,393,667       5,576,268       6,969,935          47,660
MATTERSON                   731,621       2,926,483               0         731,621       2,926,483       3,658,104          25,013



                              TOTAL COST,                    DATE OF
                           NET OF ACCUMULATED                CONSTRUCTION(C)
     PROPERTIES               DEPRECIATION     ENCUMBRANCES  ACQUISITION(A)
     ----------            ----------------    ------------  --------------
SPRINGFIELD                    16,128,133                 0      1994(A)
CHARLESTON                      8,446,622                 0      1995(A)
SAVANNAH                        3,112,257                 0      1995(A)
WEST PALM BEACH                 2,961,751                 0      1995(A)
SOUTH MIAMI                     7,856,613                 0      1995(A)
AUGUSTA                         7,099,083                 0      1995(A)
ALTAMONTE SPRINGS               3,696,335                 0      1995(A)
KENT                            2,261,530                 0      1995(A)
ORLANDO                         2,743,130                 0      1996(A)
DURHAM                          9,156,248                 0      1996(A)
PHOENIX                         4,560,205                 0      1996(A)
GARLAND                         1,020,191                 0      1996(A)
MARLTON PIKE                    4,170,892                 0      1996(A)
CAMDEN                          1,000,570                 0      1996(A)
CINNAMINSON                     3,285,699                 0      1996(A)

FLORENCE                        7,433,663                 0      1997(A)
PHOENIX                        12,210,501         8,107,496      1997(A)
MORRISVILLE                     3,139,321                 0      1996(A)
CENTER SQUARE                   3,559,352                 0      1996(A)
PHILADELPHIA                    3,559,352                 0      1996(A)
FEASTERVILLE                    2,549,217                 0      1996(A)
WARRINGTON                      1,340,968                 0      1996(A)
WHITEHALL                       5,017,950                 0      1996(A)
HARRIS COUNTY                   9,120,908                 0      1997(A)
HAVERTOWN                       3,559,352                 0      1996(A)
EXTON                           3,559,352                 0      1996(A)
EASTWICK                        6,492,094                 0      1997(A)
UPPER DARBY                     4,209,058                 0      1996(A)
TAMPA                          13,886,289                 0      1997(A)
OCALA                           9,789,023                 0      1997(A)
BATON ROUGE                    15,468,326                 0      1997(A)
WHITE LAKE                     12,296,173                 0      1996(A)
LAFAYETTE                      10,586,900                 0      1997(A)
LAFAYETTE                       3,985,154                 0      1997(A)
MANASSAS                        8,928,479                 0      1997(A)
CORAL SPRINGS                   8,261,207                 0      1997(A)
STATEN ISLAND                  14,751,964         5,841,637      1997(A)
GREENVILLE                      7,244,377                 0      1997(A)
MT. DORA                        5,065,209                 0      1997(A)
N. CHARLESTON                  14,861,042                 0      1997(A)
RICHMOND                        3,238,003                 0      1995(A)
YONKERS                         3,987,236                 0      1995(A)
TULSA                           2,404,972                 0      1996(A)
WATERLOO                        2,404,232                 0      1996(A)
CLIVE                           2,404,232                 0      1996(A)
DES MOINES                      2,404,232                 0      1996(A)
E. WICHITA                      2,403,699                 0      1996(A)
W. WICHITA                      2,403,699                 0      1996(A)
PLANO                           2,403,699                 0      1996(A)
WEST OAKS                       2,403,738                 0      1996(A)
ARLINGTON                       2,403,699                 0      1996(A)
DUNCANVILLE                     2,403,699                 0      1996(A)
GARLAND                         2,403,699                 0      1996(A)
HOUSTON                         2,355,651                 0      1996(A)
GENEVA                          2,403,738                 0      1996(A)
BAYTOWN                         2,403,738                 0      1996(A)
FT. WORTH                       2,403,699                 0      1996(A)
BRADLEY                         2,403,738                 0      1996(A)
O'FALLON                        1,489,744                 0      1997(A)
N. RICHLAND HILLS               2,900,000                 0      1997(A)
CORSICANA                       7,945,299                 0      1997(A)
OVERLAND                        4,886,552                 0      1997(A)
ST. LOUIS                       5,707,533                 0      1997(A)
PEORIA                          3,003,216         2,958,163      1997(A)
KANSAS CITY                     2,854,233         2,806,575      1997(A)
ST. LOUIS                       2,223,093                 0      1997(A)
OAK LAWN                        6,538,895         6,429,714      1997(A)
CALUMET CITY                    6,196,730         6,093,263      1997(A)
OAKBROOK TERRACE                6,922,275         6,806,686      1997(A)

MATTERSON                       3,633,091         3,572,429      1997(A)

                         INITIAL  COST                                TOTAL COST


                                      BUILDINGS AND     SUBSEQUENT                      BUILDINGS AND                   ACCUMULATED
     PROPERTIES             LAND       IMPROVEMENTS    TO ACQUISITION        LAND       IMPROVEMENTS       TOTAL        DEPRECIATION
     ----------             ----       ------------    --------------      --------     ------------       -----      --------------
MT. PROSPECT                797,082       3,188,329               0         797,082       3,188,329       3,985,411          27,251
ST. PETERS                1,182,194       4,728,775               0       1,182,194       4,728,775       5,910,969          40,417
KANSAS CITY                 775,025       3,100,101               0         775,025       3,100,101       3,875,126          26,497
ROELAND PARK                      0       4,328,087               0               0       4,328,087       4,328,087          36,992
MAPLEWOOD                   604,803       2,419,213               0         604,803       2,419,213       3,024,016          20,677
NORRIDGE                          0       2,560,464               0               0       2,560,464       2,560,464          21,884
COUNTRYSIDE                       0       2,786,926               0               0       2,786,926       2,786,926          23,820
DUBUQUE                           0       1,614,911               0               0       1,614,911       1,614,911          13,803
CARBONDALE                        0       1,553,753               0               0       1,553,753       1,553,753          13,280
MERRILLVILLE                      0       1,965,694               0               0       1,965,694       1,965,694          16,801
GRIFFITH                          0       2,495,820               0               0       2,495,820       2,495,820          21,332
DOWNER GROVE                811,778       3,247,114               0         811,778       3,247,114       4,058,892          27,753
CHICAGO                           0       2,111,433               0               0       2,111,433       2,111,433          18,046
SKOKIE                            0       2,056,622               0               0       2,056,622       2,056,622          17,578
SCHAUMBURG                        0       2,309,103               0               0       2,309,103       2,309,103          19,736
CHICAGO                           0       2,011,534               0               0       2,011,534       2,011,534          17,193
DAVENPORT                         0       1,756,328               0               0       1,756,328       1,756,328          15,011
TULSA                             0               0               0               0               0               0               0
FOREST PARK                       0       2,088,921               0               0       2,088,921       2,088,921          17,854
NAPERVILLE                  488,267       1,953,067               0         488,267       1,953,067       2,441,334          16,693
INDIANAPOLIS                343,575       1,374,302               0         343,575       1,374,302       1,717,877          11,746
NILES                             0       2,217,231               0               0       2,217,231       2,217,231          18,951
ARLINGTON                         0       1,854,567               0               0       1,854,567       1,854,567          15,851
JOLIET                            0       1,742,399               0               0       1,742,399       1,742,399          14,892
CAPE GIRARDEAU                    0       1,542,659               0               0       1,542,659       1,542,659          13,185
BRIDGETON                         0       1,975,978               0               0       1,975,978       1,975,978          16,889
EDMOND                      477,036       1,908,145               0         477,036       1,908,145       2,385,181          16,309
HOUSTON                     406,513       1,626,051               0         406,513       1,626,051       2,032,564          13,898
AMARILLO                          0       1,998,531               0               0       1,998,531       1,998,531          17,081
OKLAHOMA CITY                     0       1,419,957               0               0       1,419,957       1,419,957          12,136
ELSTON                      337,869       1,351,474               0         337,869       1,351,474       1,689,343          11,551
S. CICERO                         0       1,541,560               0               0       1,541,560       1,541,560          13,176
  BALANCE OF PORTFOLIO    2,951,539       4,071,395      12,356,603       3,112,139      15,813,359      18,925,498      10,555,720
                       -------------------------------------------------------------------------------------------------------------

                       $208,025,559    $876,286,555    $319,884,045    $213,367,305  $1,190,828,854  $1,404,196,159    $207,408,091

                       =============================================================================================================


                            TOTAL COST,                    DATE OF
                         NET OF ACCUMULATED                CONSTRUCTION(C)
     PROPERTIES             DEPRECIATION     ENCUMBRANCES  ACQUISITION(A)
     ----------          ----------------    ------------  --------------
MT. PROSPECT                  3,958,160         3,892,071     1997(A)
ST. PETERS                    5,870,552         5,772,532     1997(A)
KANSAS CITY                   3,848,629         3,784,369     1997(A)
ROELAND PARK                  4,291,095                 0     1997(A)
MAPLEWOOD                     3,003,339         2,953,192     1997(A)
NORRIDGE                      2,538,580                 0     1997(A)
COUNTRYSIDE                   2,763,106         2,721,654     1997(A)
DUBUQUE                       1,601,108                 0     1997(A)
CARBONDALE                    1,540,473                 0     1997(A)
MERRILLVILLE                  1,948,893                 0     1997(A)
GRIFFITH                      2,474,488         2,437,366     1997(A)
DOWNER GROVE                  4,031,139         3,963,831     1997(A)
CHICAGO                       2,093,387                 0     1997(A)
SKOKIE                        2,039,044                 0     1997(A)
SCHAUMBURG                    2,289,367                 0     1997(A)
CHICAGO                       1,994,341                 0     1997(A)
DAVENPORT                     1,741,317                 0     1997(A)
TULSA                                 0                 0     1997(A)
FOREST PARK                   2,071,067                 0     1997(A)
NAPERVILLE                    2,424,641         2,384,156     1997(A)
INDIANAPOLIS                  1,706,131                 0     1997(A)
NILES                         2,198,280                 0     1997(A)
ARLINGTON                     1,838,716                 0     1997(A)
JOLIET                        1,727,507                 0     1997(A)
CAPE GIRARDEAU                1,529,474                 0     1997(A)
BRIDGETON                     1,959,089                 0     1997(A)
EDMOND                        2,368,872                 0     1997(A)
HOUSTON                       2,018,666         1,984,960     1997(A)
AMARILLO                      1,981,450                 0     1997(A)
OKLAHOMA CITY                 1,407,821                 0     1997(A)
ELSTON                        1,677,792                 0     1997(A)
S. CICERO                     1,528,384                 0     1997(A)
  BALANCE OF PORTFOLIO        8,369,778                 0     VARIOUS
                         ---------------------------------------------------

                         $1,196,788,068     $121,363,910
                         ===================================================


Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of income is calculated over the estimated useful lives of the assets as follows:

      Buildings....................15 to 39 years

      Improvements.................Terms of leases or useful lives, whichever is shorter

The aggregate cost for Federal income tax purposes was approximately $1,394 million at December 31, 1997.

The changes in total real estate assets for the years ended December 31, 1997, 1996, and 1995 are as follows:

                                                          Years Ended
                                                          December 31,
                                                          ------------
                                         1997                 1996                 1995
                                  --------------------------------------------------------
Balance, beginning of period      $1,072,055,986         $932,390,261         $796,611,263
  Acquisitions .............         276,119,791          100,808,213           83,267,813
  Improvements .............          61,144,440           40,108,471           60,586,575
  Sales ....................          (5,124,058)          (1,250,959)          (8,075,390)
                                  --------------------------------------------------------

Balance, end of period .....      $1,404,196,159       $1,072,055,986         $932,390,261
                                  ========================================================

The changes in accumulated depreciation for the years ended December 31, 1997, 1996, and 1995 are as follows:

                                                     Years Ended
                                                     December 31,
                                                    -------------
                                      1997               1996               1995
                                  --------------------------------------------------

Balance, beginning of period      $180,552,647       $156,131,718       $132,556,084
  Depreciation for year ....        28,371,587         24,963,191         23,608,732
  Sales ....................        (1,516,143)          (542,262)           (33,098)
                                  --------------------------------------------------

Balance, end of period .....      $207,408,091       $180,552,647       $156,131,718
                                  ==================================================