Form 10-K405/A
period 1997-12-31
KIMCO REALTY CORP
filed 1998-04-29
CIK 879101

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K/A

                                   AMENDMENT NO. 1

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

                   40,416,795 shares as of February 27, 1998.

The following items of the Registrant's Form 10-K for the year ended December 31, 1997 are hereby amended in their entirety as follows:



ITEM 10.  Directors and Executive Officers of the Registrant.


DIRECTORS OF THE REGISTRANT


                                                                         PRESENT PRINCIPAL OCCUPATION OR
NAME                                                    AGE        EMPLOYMENT AND FIVE YEAR EMPLOYMENT HISTORY
-----------------------------------------------------   ---   -----------------------------------------------------
Martin S. Kimmel.....................................   82    Chairman (Emeritus) of the Board of Directors of
                                                                Kimco since November 1991; Chairman of the Board of
                                                                Directors of Kimco for more than five years prior
                                                                to such date. Founding member of Kimco's
                                                                predecessor in 1966.

Milton Cooper........................................   69    Chairman of the Board of Directors of Kimco since
                                                                November 1991; Director and President of Kimco for
                                                                more than five years prior to such date. Founding
                                                                member of Kimco's predecessor in 1966.

Richard G. Dooley....................................   68    Director of Kimco since December 1991. Consultant to,
                                                                and from 1978 to 1993, Executive Vice President and
                                                                Chief Investment Officer of Massachusetts Mutual
                                                                Life Insurance Company.

Michael J. Flynn.....................................   62    Vice Chairman of the Board of Directors of Kimco
                                                                since January 1996 and, since January 1997,
                                                                President and Chief Operating Officer; Director of
                                                                Kimco since December 1991. Chairman of the Board
                                                                and President of Slattery Associates, Inc. for more
                                                                than five years prior to joining Kimco in 1996.

Joe Grills...........................................   62    Director of Kimco since January 1997. Chief
                                                                Investment Officer for the IBM Retirement Funds
                                                                from 1986 to 1993.

Frank Lourenso.......................................   57    Director of Kimco since December 1991. Executive Vice
                                                                President of The Chase Manhattan Bank ("Chase
                                                                Bank", and successor by merger to Chemical Bank,
                                                                N.A.) since 1990. Senior Vice President of Chase
                                                                Bank for more than five years prior to that time.

     Mr. Cooper is also a director of Getty Realty Corp. and Blue Ridge Real Estate/Big Boulder Corporation and a trustee of MassMutual Corporate Investors and MassMutual Participation Investors. He is also a member and the past Chairman of the Board of Governors of the National Association of Real Estate Investment Trusts and is a former chairman of the Shopping Center Committee of the Real Estate Board of New York, Inc.

     Mr. Dooley is also a director of Advest Group, Inc., Hartford Steam Boiler Inspection and Insurance Co. and Jefferies Group, Inc. and a trustee of MassMutual Corporate Investors and MassMutual Participation Investors.

     Mr. Flynn is also Chairman of the Board of Directors of Blue Ridge Real Estate/Big Boulder Corporation and a director of Slattery Associates, Inc.

     Mr. Grills is also a Director of certain Merrill Lynch and Hotchkis and Wyley Mutual Funds, Duke Management Company and the LaSalle Street Fund. He also serves as a member of the Investment Advisory Committees of the State of New York Common Retirement Fund and the Howard Hughes Medical Institute. Mr. Grills is a member of the Financial Executives Institute Committee on Investment of Employee Benefit Assets, its executive committee and is a former chairman of that committee.

     All directors of Kimco serve terms of one year and until the election and qualification of their respective successors.




EXECUTIVE OFFICERS OF THE REGISTRANT



     The following table sets forth information with respect to the six executive officers of the Company as of April 14, 1998.




Name                    Age              Position
----                    ---              --------
Milton Cooper           69             Chairman of the Board of Directors and
                                       Chief Executive Officer

Michael J. Flynn        62             Vice Chairman of the Board of Directors,
                                       President and Chief Operating Officer

Joseph V. Denis         46             Vice President - Construction

Bruce M. Kauderer       51             Vice President - Legal, General Counsel
                                       and Secretary

Michael V. Pappagallo   39             Vice President - Chief Financial Officer

Alex Weiss              40             Vice President - Management Information
                                       Systems




Michael J. Flynn has been President and Chief Operating Officer since January 2, 1997, Vice Chairman of the Board of Directors since January 2, 1996 and a Director of the Company since December 1, 1991. Mr. Flynn was Chairman of the Board and President of Slattery Associates, Inc. for more than five years prior to joining the Company.



Joseph V. Denis has been a Vice President of the Company since June 1993. Mr. Denis was President and Chief Operating Officer of Konover Construction Company, and previously held various positions with such company as a project and construction manager, for more than five years prior to joining the Company in June 1993.



Bruce M. Kauderer has been a Vice President of the Company since June 1995 and since December 15, 1997, General Counsel and Secretary of the Company. Mr. Kauderer was a founder of and partner with Kauderer & Pack, P.C. from 1992 to June 1995 and a Partner with Fink Weinberger, P.C. for more than five years prior to 1992.



Michael V. Pappagallo has been a Vice President and Chief Financial Officer of the Company since May 27, 1997. Mr. Pappagallo was Chief Financial Officer of GE Capital's Commercial Real Estate Financial and Services business from September 1994 to May 1997 and held various other positions within GE Capital for more than five years prior to joining the Company.


Alex Weiss has been a Vice President of the Company since 1988.


The executive officers of the Company serve in their respective capacities for approximate one-year terms and are subject to re-election by the Board of Directors, generally at the time of the Annual Meeting of the Board of Directors following the Annual Meeting of Stockholders.

Item 11.  Executive Compensation



EXECUTIVE COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS

     Executive Compensation. The following table sets forth the summary compensation of the Chairman of the Board of Directors (and Chief Executive Officer) and the four other most highly paid executive officers of Kimco (the

"Named Executive Officers") for calendar years 1997, 1996 and 1995.

                           SUMMARY COMPENSATION TABLE



                                                                                            LONG TERM
                                                    ANNUAL COMPENSATION                COMPENSATION AWARDS
                                --------------------------------------------------  -------------------------
             (A)                 (B)        (C)        (D)             (E)            (F)            (G)              (I)
                                                                                    RESTRICTED
           NAME AND             PERIOD                             OTHER ANNUAL       STOCK                        ALL OTHER
      PRINCIPAL POSITION        ENDED    SALARY($)   BONUS($)   COMPENSATION($)(1)  AWARDS($)   OPTIONS(#)(2)  COMPENSATION($)(3)
------------------------------  ------   ---------   --------   ------------------  ----------  -------------  ------------------
Milton Cooper ................   12/97     283,000    100,000            --               --        (4)              8,190
  Chief Exec. Officer and        12/96     282,500    100,000            --               --        (4)              8,190
  Chairman of the Board of       12/95     282,500    100,000            --               --        (4)              3,780
  Directors

Michael J. Flynn(5) ..........   12/97     358,000    100,000            --               --       73,000            4,563
  Vice Chairman of the Board     12/96     350,000    100,000            --          934,388(6)    73,000            4,563
  of Directors and President &   12/95          --         --            --               --       75,000               --
  Chief Operating Officer
  since January 1997

Joseph V. Denis ..............   12/97     157,500    112,500            --               --       12,500              870
  Vice President-Construction    12/96     157,500     75,000            --               --       12,500              870
                                 12/95     157,500     75,000            --               --       18,750              510

Bruce M. Kauderer(5) .........   12/97     208,000     20,000            --               --       18,750            1,872
  Vice President-Legal and,      12/96     179,543     45,000            --               --       18,750            1,296
  since December 15, 1997,       12/95      94,231     13,355            --               --       41,250              392
  General Counsel and
  Secretary

Michael V. Pappagallo(5) .....   12/97     148,539     51,667            --               --      100,000              429
  Chief Financial Officer        12/96          --         --            --               --           --               --
  since May 1997                 12/95          --         --            --               --           --               --

------------------


(1) No named officer received perquisites or other personal benefits aggregating more than the lesser of 10% of annual salary and bonus or $50,000.


(2) Options to acquire shares of Kimco Common Stock at exercise prices equal to the fair market value on the dates of grant.

(3) The amounts shown represent the value of Kimco paid group term life insurance premiums.

(4) Mr. Cooper is ineligible to participate in the Kimco Stock Option Plan for so long as he serves as a member of the Executive Compensation Committee.

(5) See 'Executive Compensation and Transactions with Management and Others--Employment Contracts.'

(6) Restricted stock award covering 37,500 shares of Kimco Common Stock valued at $1,321,875 based upon the closing price on the NYSE on December 31, 1997. Mr. Flynn is eligible to receive dividends on such restricted shares at such times and in such amounts as may be declared by the Board of Directors with respect to all shares of Kimco Common Stock then outstanding.

Note: Robert P. Schulman, formerly the Senior Vice President and Secretary of Kimco through December 15, 1997, did not receive compensation in such capacity. Mr. Schulman, principal in the Law Offices of Robert P. Schulman, received $250,000 for legal services rendered to Kimco during each of years 1997, 1996 and 1995. In addition, Mr. Schulman was granted options to acquire 15,000 shares of Kimco Common Stock during 1995 at an exercise price of $24.92, equal to the fair market value of such shares on the date of grant. Kimco paid group term life insurance premiums valued at $14,664, $8,190 and $8,190, on behalf of Mr. Schulman during years 1997, 1996 and 1995, respectively.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides information on options to acquire shares of Kimco Common Stock granted to the Named Executive Officers during 1997.

                                                                                                      POTENTIAL
                                                                                                 REALIZABLE VALUE AT
                                                                                                 ASSUMED ANNUAL RATES
                                                                                                          OF
                                                                                                     STOCK PRICE
                                                                                                     APPRECIATION
                                                            INDIVIDUAL GRANTS                     FOR OPTION TERM(1)
                                             -----------------------------------------------    ----------------------
             (A)                               (B)         (C)          (D)          (E)          (F)          (G)
                                                        % OF TOTAL
                                                         OPTIONS
                                                        GRANTED TO
                                             OPTIONS    EMPLOYEES     EXERCISE
                                             GRANTED    IN FISCAL      PRICE      EXPIRATION
NAME                                         (#)(2)        YEAR        ($/SH)        DATE        5% ($)       10% ($)
------------------------------------------   -------    ----------    --------    ----------    ---------    ---------
Milton Cooper.............................     (3)         (3)          (3)          (3)           (3)          (3)
Michael J. Flynn..........................   73,000        15.5         31.75       11/03/07    1,457,810    3,393,800
Michael V. Pappagallo.....................   50,000        10.6        31.125       05/01/07      978,500    2,480,000
                                             50,000        10.6         31.75       11/03/07      998,500    2,530,000
Joseph V. Denis...........................   12,500         2.7         31.75       11/03/07      249,625      632,500
Bruce M. Kauderer.........................   18,750         4.0         31.75       11/03/07      374,438      948,750


------------------
(1) Assumed annual rates of stock price appreciation, as determined by the Commission, for illustrative purposes only. Actual stock prices will vary from time to time based upon market factors and Kimco's financial performance. No assurance can be given that such rates will be achieved.

(2) Options become exercisable one-third on each of the first three anniversaries of the date of grant.

(3) Mr. Cooper is ineligible to participate in the Kimco Stock Option Plan for so long as he serves as a member of the Executive Compensation Committee.

                      AGGREGATED OPTION EXERCISES IN LAST
                 FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

     The following table provides information on options to acquire shares of Kimco Common Stock exercised in 1997 by the Named Executive Officers, and the value of each such officer's unexercised options to acquire shares of Kimco Common Stock outstanding at December 31, 1997.

                   (A)                            (B)              (C)               (D)                    (E)
                                                                                                          VALUE OF
                                                                                   NUMBER OF             UNEXERCISED
                                                                                  UNEXERCISED            IN-THE-MONEY
                                                                                   OPTIONS AT             OPTIONS AT
                                                                                  YEAR END (#)         YEAR-END ($)(1)
                                            SHARES ACQUIRED       VALUE        ------------------    --------------------
                  NAME                      ON EXERCISE (#)    REALIZED ($)     EXER.     UNEXER.      EXER.      UNEXER.
-----------------------------------------   ---------------    ------------    -------    -------    ---------    -------
Milton Cooper............................         (2)              (2)           (2)        (2)         (2)         (2)
Michael J. Flynn.........................       --                --           101,333    146,667    1,009,318    848,092
Michael V. Pappagallo....................       --                --             (3)      100,000       (3)       381,000
Joseph V. Denis..........................        6,500            72,000        70,417     27,083      908,002    165,561
Bruce M. Kauderer........................       --                --             (3)       78,750       (3)       582,488

------------------
(1) Based upon the closing price of Kimco Common Stock on the NYSE on December 31, 1997 of $35.25 per share.

(2) Mr. Cooper is ineligible to participate in the Kimco Stock Option Plan for so long as he serves as a member of the Executive Compensation Committee.

(3) See 'Executive Compensation and Transactions with Management and Others--Employment Contracts.'

Note: Robert P. Schulman, formerly the Senior Vice President and Secretary of
      Kimco through December 15, 1997, holds options to acquire 71,250 shares of Kimco Common Stock as of December 31, 1997. Options to acquire a total

      66,250 shares were exercisable as of such date. Mr. Schulman's 66,250 exercisable and 5,000 unexercisable options had values of $923,613 and $51,650, respectively, based upon the closing price of Kimco Common Stock on the NYSE on December 31, 1997 of $35.25 per share.

     Employment Contracts. In May 1995, Kimco entered into an employment agreement with Mr. Bruce M. Kauderer, Vice President--Legal, which provided for a minimum annual base salary and bonus of $175,000 and $25,000, respectively, and the issuance of options to acquire 37,500 shares of Kimco's Common Stock at an exercise price of $25.75 per share, the market price on June 19, 1995, the commencement date of his employment. The standard provisions of the Kimco Stock Option Plan provide that options granted vest one-third on each of the first three anniversaries of the date of grant, however, options first become exercisable only after the optionee has completed a three-year length of service requirement. Notwithstanding these provisions, should Mr. Kauderer's employment with Kimco terminate before such options become exercisable, he is nonetheless entitled to receive a cash payment equal to the value of those options that would have otherwise ratably vested at the time his employment terminates. The agreement further provides that should Mr. Kauderer's employment be terminated (other than of his own volition) prior to June 19, 2005, Kimco will pay, as an agreed one-time severance payment, an amount equal to the excess of (a) Mr. Kauderer's most recent annual salary plus bonus (but not less than $200,000), over (b) the value (i) realized by Mr. Kauderer upon the exercise of any options granted to acquire shares of Kimco's stock in excess of (ii) Mr. Kauderer's most recent annual salary plus bonus (but not less than $200,000).

     In November 1995, Kimco entered into a three-year employment agreement with Mr. Michael J. Flynn pursuant to which Mr. Flynn began to serve as Vice Chairman of the Board of Directors effective January 2, 1996. Mr. Flynn assumed the additional responsibilities of President and Chief Operating Officer in January 1997. In accordance with this employment agreement, Mr. Flynn is to receive $450,000 per annum ($350,000 base salary and $100,000 guaranteed bonus) as compensation for his services. In addition, Mr. Flynn received a grant of 37,500 shares of restricted Kimco Common Stock which vest in three equal installments, one-third on each of January 2, 1997, 1998 and 1999. In the event of, and depending upon the reasons for, a termination of Mr. Flynn's employment with Kimco prior to such dates, (i) any such nonvested shares would either vest or Mr. Flynn would receive, generally in lieu of the value thereof, cash severance payments, and (ii) Mr. Flynn would receive the greater of (a) the remaining compensation due through the term of his employment agreement, or (b) $450,000. The agreement further provides that Mr. Flynn be granted options to acquire 75,000 shares of Kimco Common Stock at an exercise price of $24.917 per share, the market price on the date of grant. These stock options are to be considered incentive stock options, as defined in and to the extent permitted under the Kimco Stock Option Plan, and otherwise shall be non-qualified options. Options with respect to 37,500 of these shares shall vest in three equal installments upon each of the first three anniversaries of the date of grant. Options with respect to the remaining 37,500 shares shall vest in three equal installments upon the day prior to each of the first three anniversaries of the date of grant, but only if the average of the closing prices of a share of the Kimco Common Stock (on the principal exchange on which such stock is then traded) during any twenty consecutive day trading period equals or exceeds $33.34.


     In April 1997, Kimco entered into a two-year employment agreement with Mr. Michael V. Pappagallo pursuant to which Mr. Pappagallo began to serve as Chief Financial Officer effective May 27, 1997. In accordance with this employment agreement, Mr. Pappagallo is to receive $400,000 per annum ($250,000 base salary and $150,000 guaranteed bonus) as compensation for his services. The agreement further provides that Mr. Pappagallo be granted options to acquire 50,000 shares of Kimco Common Stock at an exercise price equal to the market price on the date of grant. These stock options are to be considered incentive stock options, as defined in and to the extent permitted under the Kimco Stock Option Plan, and otherwise shall be non-qualified options. Options with respect to these shares shall vest in three equal installments upon each of the first three anniversaries of the date of grant. In the event of, and depending upon the reasons for, a termination of Mr. Pappagallo's employment with Kimco prior to such dates, (i) any such nonvested shares would become 100% vested as of the termination date and (ii) Mr. Pappagallo would receive the remaining compensation due through the term of his employment agreement.

COMPENSATION OF DIRECTORS


     Members of the Board of Directors and Committees thereof who are not also employees of Kimco receive an annual fee of $12,000, plus fees of $1,000 for attending each regular or special meeting of the full Board. Directors, other than Mr. Kimmel, who are not also employees of Kimco, receive $500 for attending Committee meetings. Pursuant to such arrangements, each of Messrs. Kimmel, Dooley, Lourenso and Grills received directors' fees of $18,000, $18,500, $18,500 and $18,000 respectively, during 1997. Employees of Kimco who are also Directors are not paid any directors' fees.


     Effective January 1, 1998, the annual fees for the non-employee members of the Board of Directors of Kimco was increased to $24,000 plus fees of $2,000 for attending each regular or special meeting of the full Board of Directors of Kimco. Fees for attending Committee meetings remain at $500.


     During November 1995, 1996 and 1997, Kimco granted each then non-employee Director (other than (a) Mr. Kimmel, and (b) Mr. Flynn with regard to 1995) options to acquire 7,500 shares of Kimco Common Stock at $24.92, $28.375 and $31.75 per share, respectively, the market prices on the dates of such option grants. See 'Executive Compensation and Transactions with Management and Others--Executive Compensation and Employment Contracts' for information concerning stock options granted to Mr. Flynn during 1995, 1996 and 1997. Kimco intends to grant non-employee Directors, other than Mr. Kimmel, options to acquire an additional 7,500 shares during November 1998 at the then current market price.


     Mr. Kimmel receives $50,000 per annum as payment for consulting services rendered to, and reimbursement of certain expenses incurred on behalf of, Kimco.


Item 12.  Security Ownership Of Certain Beneficial Owners And Management


     The following table sets forth certain information available to Kimco as of

April 14, 1998 with respect to shares of Kimco Common Stock and depositary shares representing Kimco Class A Preferred Stock, Kimco Class B Preferred Stock and Kimco Class C Preferred Stock (i) held by those persons known to Kimco to be the beneficial owners (as determined under the rules of the Commission) of more than 5% of such shares and (ii) held, individually and as a group, by the Directors and executive officers of Kimco:



                                                         SHARES OWNED                                 PERCENT
                                                       BENEFICIALLY(#)                              OF CLASS(%)
                                             ----------------------------------------    ---------------------------------
     NAME & ADDRESS (WHERE REQUIRED)                                   DEPOSITARY                           DEPOSITARY
           OF BENEFICIAL OWNER                COMMON STOCK               SHARES          COMMON STOCK         SHARES
------------------------------------------   ---------------        -----------------    ------------    -----------------
Milton Cooper                                    4,433,776(1)(6)             --              10.8                  --
c/o Kimco Realty Corporation
3333 New Hyde Park Rd.
New Hyde Park, New York 11042

Cohen & Steers Capital                           4,378,900                   --              10.7                  --
Mgmt. Inc.
757 Third Avenue
New York, New York 10017





Martin S. Kimmel                                 2,689,184(2)                --(3)            6.6                  --(3)
c/o Kimco Realty Corporation
3333 New Hyde Park Rd.
New Hyde Park, New York 11042

Fleming Capital Mgmt.                            2,548,059                   --               6.2                  --
320 Park Avenue
New York, New York 10027

Helen Kimmel                                     1,929,962(4)           157,000(4)            4.7                 5.2(4)
445 Park Avenue
New York, New York 10022


Alex Weiss                                         177,865(5)                --                *                   --
Michael J. Flynn                                   149,590                   --                *                   --
Joseph V. Denis                                     70,400                   --                *                   --
Richard G. Dooley                                   66,746                   --                *                   --
Frank Lourenso                                      53,678                   --                *                   --
Michael V. Pappagallo                               16,667                   --                *                   --
Joe Grills                                          16,000                   --                *                   --
Bruce M. Kauderer                                   46,835                   --                *                   --
All Directors and executive officers             7,720,741(6)                --              18.9                  --
as a group (10 persons)


------------------
* Less than 1%


(1) Includes 1,070,889 shares held by Mr. Cooper as trustee for the benefit of Mr. Kimmel's son. Does not include 255,212 shares held by adult members of Mr. Cooper's family, as to all of which shares Mr. Cooper disclaims beneficial ownership.


(2) Does not include 1,070,889 shares held in trust by Mr. Cooper for Mr. Kimmel's son or 739,211 shares held by Helen Kimmel, his wife, as to all of which shares Mr. Kimmel disclaims beneficial ownership. Also, does not include 1,190,751 shares held by foundations and trusts for which Mrs. Kimmel is a trustee, as to all of which shares Mr. Kimmel disclaims beneficial ownership.

(3) Does not include 157,000 depositary shares representing ownership of Kimco Class A Preferred Stock held by Helen Kimmel, his wife, and a foundation for which Mrs. Kimmel is a trustee, as to all of which shares Mr. Kimmel disclaims beneficial ownership.

(4) Does not include 2,689,184 shares held by Mr. Kimmel, her husband, or 1,070,889 shares held in trust by Mr. Cooper for Mr. Kimmel's son, as to all of which shares Mrs. Kimmel disclaims beneficial ownership. All depositary shares and Percent of Class represent ownership of Kimco Class A Preferred Stock.

(5) Does not include 1,154 shares held by Mrs. Linda Weiss, wife of Mr. Alex Weiss, an executive officer of Kimco, as to all of which shares Mr. Weiss disclaims beneficial ownership.

(6) Does not include 383,546 shares held by KC Holdings, Inc., a related, private corporation in which Mr. Cooper holds a controlling interest. See "Certain Relationships and Related Transactions--Transactions with KC Holdings, Inc."

Item 13.  Certain Relationships And Related Transactions


     Joint Ventures. Certain members of Kimco's management hold investments in certain real estate joint ventures or limited partnerships to which Kimco is a party. Such investments predate Kimco's IPO and, in each case, Kimco controls or directs the management of the joint venture or limited partnership. Any material future transactions involving these joint ventures or partnerships require the approval of a majority of disinterested directors of Kimco.


     Transactions with KC Holdings, Inc. To faciliate the IPO, Kimco transferred its interests in 46 shopping center properties to a newly-formed corporation, KC Holdings, Inc. ("KC Holdings"), and subsidiaries of KC Holdings. The stock of KC Holdings is owned by the stockholders of Kimco prior to the IPO. All of the real estate interests owned by KC Holdings and its subsidiaries are subject to purchase options held by Kimco.


     As of April 14, 1998, KC Holdings' subsidiaries had conveyed 14 shopping center properties back to Kimco and had disposed of 10 additional centers in transactions with third parties. The members of Kimco's Board of Directors who are not also stockholders of KC Holdings unanimously approved Kimco's acquisition of all fourteen shopping center properties that have been conveyed back to Kimco.


     Kimco is party to a management agreement pursuant to which it manages 18 of KC Holdings' 22 shopping center properties under terms which Kimco believes are no less favorable than would be obtained in negotiations with an independent third party. The remaining four shopping center properties are owned in two separate joint ventures and are managed by unaffiliated joint venture partners. The management agreement was approved by a majority of Kimco's Directors who are not also stockholders of KC Holdings. Management fees paid by KC Holdings to Kimco totaled approximately $.6 million during 1997.


     Messrs. Kimmel and Cooper, Directors of Kimco, are stockholders of KC Holdings.


     Transactions with Ripco Real Estate Corporation. During 1997, Kimco paid a total of approximately $8,750 in brokerage commissions to Ripco Real Estate Corporation ("Ripco") for services rendered by Ripco as leasing agent in one transaction. Mr. Todd Cooper, a son of Mr. Milton Cooper, Chief Executive Officer and Chairman of the Board of Directors of Kimco, is an officer and an approximate 37% stockholder of Ripco. Such commissions are customarily paid by landlords in comparable commercial leasing transactions, and Kimco believes that the commissions paid by it to Ripco were at or below the customary rates for the leasing services rendered.


     Relationship with Chase Bank. Mr. Lourenso, an Executive Vice President of

Chase Bank, has been a Director of Kimco since December 1991. Kimco has maintained its principal banking relationship with Chase Bank. Chase Bank, together with a consortium of six additional banks, has provided Kimco with a $100 million unsecured revolving credit facility (the "Facility") which is scheduled to expire in June 2000. Additionally, Chase Bank and one other bank have provided Kimco with an additional $150 million interim unsecured revolving credit facility which will expire in June 1998. No borrowings were outstanding under the Facility at December 31, 1997.

     Mr. Paul Dooley, Manager of Real Estate Tax Administration and Insurance for Kimco, is the son of Mr. Richard G. Dooley, a director of Kimco. Mr. Paul Dooley was paid total cash compensation of $105,761 in salary in 1997 as an employee of Kimco. In addition, he was granted 5,000 options in 1997 pursuant to the Kimco Stock Option Plan.

     Indebtedness of Management. The following table sets forth information with respect to indebtedness of Directors and executive officers to Kimco during 1997.

                                                           LARGEST
                                                    AGGREGATE INDEBTEDNESS
                                                         OUTSTANDING                              AMOUNT       INTEREST
                                                         DURING 1997            PURPOSE OF      OUTSTANDING      RATE
NAME AND PRINCIPAL POSITION                                  ($)               INDEBTEDNESS         ($)          (%)
-------------------------------------------------   ----------------------    ---------------   -----------    --------
Michael J. Flynn.................................         496,750(2)           Stock purchase     496,750         6.0
  Vice Chairman of the Board of Directors.
  President and Chief Operating Officer
  since January 1997

Alex Weiss.......................................         225,938(1)           Stock purchase     219,280         6.0
  Vice President - Management
  Information Systems

------------------
(1) Loan extended during 1992 to supplement available margin loans and partially fund the purchase of 60,000 shares of the Kimco Common Stock by Mr. Weiss. The stock purchase loan is collateralized by the shares of Kimco Common Stock acquired and is scheduled to be repaid over a term of eight years.
(2) Loan extended to Mr. Flynn during 1996 to fund the purchase of 10,000 outstanding shares of Kimco Common Stock and in 1997 to fund amounts associated with a previously granted restricted stock award. This stock purchase loan is collateralized by the shares of Kimco Common Stock acquired and is repayable, commencing in 1999, over an approximate term of eight years.

     Indebtedness for Affiliate. During 1997, Kimco loaned to its preferred stock affiliate, Kimco Realty Services, Inc., an aggregate amount of $12,000,000 evidenced by a series of notes due in the year 2000 at a rate of interest of 10% per annum. Kimco believes that the terms of such loans are no less favorable than could have been obtained in an arm's length transaction with an unrelated third party.

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

Dated: April 29, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                           Date
---------                           -----                           ----

/s/ Martin S. Kimmel                Chairman (Emeritus) of        April 29, 1998
---------------------------         the Board of Directors
    Martin S. Kimmel

/s/ Milton Cooper                   Chairman of the Board         April 29, 1998
---------------------------         of Directors and Chief
    Milton Cooper                   Executive Officer


/s/ Michael J. Flynn                Vice Chairman of the          April 29, 1998
---------------------------         Board of Directors,
    Michael J. Flynn                President and
                                    Chief Operating Officer

/s/ Richard G. Dooley               Director                      April 29, 1998
--------------------------
    Richard G. Dooley

/s/ Joe Grills                      Director                      April 29, 1998
--------------------------
    Joe Grills

/s/ Frank Lourenso                  Director                      April 29, 1998
--------------------------
    Frank Lourenso

/s/ Michael V. Pappagallo           Chief Financial Officer       April 29, 1998

--------------------------
    Michael V. Pappagallo

/s/ Glenn G. Cohen                  Treasurer                     April 29, 1998
---------------------------
    Glenn G. Cohen

/s/ Toni Calandrino                 Controller                    April 29, 1998
---------------------------
    Toni Calandrino