Form 10-Q
period 1998-03-31
KIMCO REALTY CORP
filed 1998-05-15
CIK 879101

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                    Form 10Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________
Commission file number     1-10899

                            Kimco Realty Corporation
             (Exact name of registrant as specified in its charter)

          Maryland                                      13-2744380
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

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

Yes  /X/       No  / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               42,710,526 shares outstanding as of April 30, 1998.

                                     1 of 13

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed Consolidated Financial Statements -
                    Condensed Consolidated Balance Sheets as of
                       March 31, 1998 and December 31, 1997.

                    Condensed Consolidated Statements of Income for the Three
                       Months Ended March 31, 1998 and 1997.

                    Condensed Consolidated Statements of Cash Flows for the
                       Three Months Ended March 31, 1998 and 1997.

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

Results of Operations

Revenues from rental property increased $17.9 million or 39.6% to $63.1 million for the three months ended March 31, 1998, as compared with $45.2 million for the corresponding quarter ended March 31, 1997. This increase resulted primarily from the combined effect of (i) property acquisitions during the three-month period ended March 31, 1998 (11 shopping center properties and 3 retail properties) providing revenues of $2.1 million (ii) acquisitions throughout calendar year 1997 (14 shopping center properties and 49 retail properties) providing incremental revenues of $13.8 million as compared to the corresponding quarter and (iii) new leasing, property redevelopments and re-tenanting within the portfolio at improved rental rates.

Rental property expenses, including depreciation and amortization, increased $13.6 million or 54.6% to $38.5 million for the three months ended March 31, 1998, as compared with $24.9 million for the corresponding quarter ended March 31, 1997. Rent, real estate taxes and depreciation and amortization charges contributed significantly to this net increase in rental property expenses (increasing $2.3 million, $3.5 million, and $2.0 million, respectively, for the three months ended March 31, 1998, as compared to the corresponding quarter in the preceding year) primarily due to the 1998 property acquisitions and the property acquisitions throughout 1997. Interest expense increased $4.7 million between the respective periods reflecting higher average outstanding borrowings during the three months ended March 31, 1998 (resulting from the issuance of an aggregate $100 million unsecured medium-term notes during May and July 1997, the assumption of approximately $94.1 million of mortgage debt during 1997 and the quarter ended March 31, 1998, and increased borrowings under the Company's unsecured revolving credit facilities during the quarter ended March 31, 1998) as compared to the corresponding period in 1997.

During January 1998, the Company disposed of a property in Pinellas Park, FL. Cash proceeds from the disposition totaling $2.3 million, together with an additional $7.1 million cash investment, were used to acquire an exchange shopping center property located in Cranston, RI during March 1998.

Net income for the three months ended March 31, 1998 and 1997 was $25.5 million and $20.6 million, respectively. After adjusting for the gain on the sale of a shopping center property during the quarter ended March 31, 1998, net income increased by $4.0 million, or $.06 per share, as compared to the quarter ended March 31, 1997. This substantially improved performance was primarily attributable to property acquisitions, property redevelopments and increased leasing activity which strengthened operating profitability.

Liquidity and Capital Resources

Since the Company's initial public stock offering in November 1991, the Company has completed additional offerings of its public unsecured debt and equity raising in the aggregate over $1.2 billion for the purposes of acquiring interests in neighborhood and community shopping center properties, repaying indebtedness and for expanding and improving properties in the portfolio. Management believes the public debt and equity markets will continue to be the Company's principal source of capital for the future. A $100 million, unsecured revolving credit facility established in June 1994, which is scheduled to expire in June 2000, and an additional $150 million interim unsecured revolving credit facility established in March 1998, scheduled to expire in June 1998, have made available funds to both finance property acquisitions and meet any short-term working capital requirements. It is the Company's intention to extend the term of the $150 million interim revolving credit facility and establish it as a continuing part of the Company's total unsecured revolving credit availability. As of March 31, 1998, the Company had approximately $143 million available under the revolving credit facilities. The Company has also implemented a $150 million medium-term notes program pursuant to which it may from time to time offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions and redevelopment costs and (ii) better managing the Company's debt maturities.

In connection with its intention to continue to qualify as a REIT for Federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows which are expected to increase due to property acquisitions and growth in rental revenues in the existing portfolio and from other sources. Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, repayment of debt, the acquisition of interests in new properties as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.

It is management's intention that the Company continually have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financings in a manner consistent with its intention to operate with a conservative debt capitalization policy.

The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, availability under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flows from operations increased to $35.0 million for the quarter ended March 31, 1998 as compared to $29.9 million for the corresponding quarter ended March 31, 1997.

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

Forward-looking Statements

This quarterly report on Form 10-Q includes certain forward-looking statements reflecting the Company's and management's intentions and expectations, however, many factors which may affect the actual results are difficult to predict. Factors that may cause actual results to differ materially from current expectations include general economic conditions, local real estate conditions, increases in interest rates and increases in operating costs. Accordingly, there is no assurance that the Company's expectations will be realized.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Not applicable.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                          -------------------------


                                                                   March 31,              December 31,
                                                                     1998                     1997
                                                               ------------------       -----------------
Assets:
  Real estate, net of accumulated depreciation
    of $215,612,563 and $207,408,091, respectively               $ 1,311,322,749         $ 1,196,788,068
  Investment in retail store leases                                   15,539,477              15,938,041
  Cash and cash equivalents                                           34,377,395              30,978,178
  Accounts and notes receivable                                       18,304,186              16,203,454
  Other assets                                                        91,573,797              83,982,383
                                                               ------------------       -----------------
                                                                 $ 1,471,117,604         $ 1,343,890,124
                                                               ==================       =================

Liabilities:
  Notes payable                                                     $510,250,000            $410,250,000
  Mortgages payable                                                  141,192,853             121,363,908
  Other liabilities, including minority interests
     in partnerships                                                  74,341,707              68,957,005

                                                               ------------------       -----------------
                                                                     725,784,560             600,570,913

                                                               ------------------       -----------------

Stockholders' Equity:
  Preferred stock, $1.00 par value, authorized 5,000,000
   shares
  Class A Preferred Stock, $1.00 par value, authorized
   345,000 shares
      Issued and outstanding 300,000 shares                              300,000                 300,000
      Aggregate liquidation preference $75,000,000
  Class B Preferred Stock, $1.00 par value, authorized
   230,000 shares
      Issued and outstanding 200,000 shares                              200,000                 200,000
      Aggregate liquidation preference $50,000,000
  Class C Preferred Stock, $1.00 par value, authorized
   460,000 shares
      Issued and outstanding 400,000 shares                              400,000                 400,000
      Aggregate liquidation preference $100,000,000

  Common stock, $.01 par value, authorized 100,000,000
   shares
      Issued and outstanding 40,419,440 and 40,394,805                   404,194                 403,948
      shares, respectively
  Paid-in capital                                                    858,197,672             857,658,054
  Cumulative distributions in excess of net income                  (114,168,822)           (115,642,791)

                                                               ------------------       -----------------
                                                                     745,333,044             743,319,211
                                                               ------------------       -----------------
                                                                  $1,471,117,604          $1,343,890,124
                                                               ==================       =================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months ended March 31, 1998 and 1997

                        ---------------------------------


                                                                                 1998                  1997
                                                                           -----------------     -----------------
Revenues from rental property                                                  $ 63,111,632          $ 45,195,317

                                                                           -----------------     -----------------
Rental property expenses:
  Rent                                                                            2,752,135               427,948
  Real estate taxes                                                               8,876,999             5,394,520
  Interest                                                                       11,039,207             6,295,604
  Operating and maintenance                                                       6,936,109             5,886,499
  Depreciation and amortization                                                   8,899,764             6,899,248
                                                                           -----------------     -----------------
                                                                                 38,504,214            24,903,819
                                                                           -----------------     -----------------
     Income from rental property                                                 24,607,418            20,291,498
Income from investment in retail store leases                                       916,171               915,939
                                                                           -----------------     -----------------
                                                                                 25,523,589            21,207,437

Management fee income                                                               801,708               788,351
General and administrative expenses                                              (3,180,653)           (2,754,691)
Other income, net                                                                 1,437,863             1,363,176
                                                                           -----------------     -----------------
     Income before gain on sale of shopping center property                      24,582,507            20,604,273
Gain on sale of shopping center property                                            901,249                     -
                                                                           -----------------     -----------------
     Net Income                                                                $ 25,483,756          $ 20,604,273
                                                                           =================     =================
     Net income applicable to common shares                                    $ 20,874,331          $ 15,994,848
                                                                           =================     =================
     Net income per common share
           Basic                                                                      $0.52                 $0.44
                                                                                      =====                 =====
           Diluted                                                                    $0.51                 $0.44
                                                                                      =====                 =====

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months ended March 31, 1998 and 1997

                       -----------------------------------

                                                                                 1998                    1997
                                                                            ----------------        ---------------
Cash flow provided by operations                                               $ 35,036,248           $ 29,939,986
                                                                            ----------------        ---------------
Cash flow from investing activities:
     Acquisition of and improvements to real estate                            (103,530,002)           (15,217,792)
     Investment in marketable securities                                         (4,183,159)              (976,197)
     Investment in mortgage loans receivable                                     (1,980,760)                     -
     Repayment of mortgage loans receivable                                       1,456,200                      -
     Construction advance to real estate joint ventures                          (1,268,901)                     -
     Proceeds from disposition of shopping center property                        2,300,000                      -
                                                                            ----------------        ---------------
           Net cash flow used for investing activities                         (107,206,622)           (16,193,989)
                                                                            ----------------        ---------------
Cash flow from financing activities:
    Principal payments on debt, excluding
        normal amortization of rental
        property debt                                                                     -             (4,650,000)
    Principal payments on rental property
       debt                                                                        (971,342)              (311,097)
    Increase in notes payable                                                   100,000,000                      -
    Dividends paid                                                              (23,998,931)           (20,173,944)
    Proceeds from issuance of stock                                                 539,864                450,400
                                                                            ----------------        ---------------
            Net cash flow provided (used for) by financing activities            75,569,591            (24,684,641)
                                                                            ----------------        ---------------
            Change in cash and cash equivalents                                   3,399,217            (10,938,644)
Cash and cash equivalents, beginning of period                                   30,978,178             37,425,206
                                                                            ----------------        ---------------
Cash and cash equivalents, end of period                                       $ 34,377,395           $ 26,486,562
                                                                            ================        ===============
Interest paid during the period                                                $  6,390,697           $  3,641,774
                                                                            ================        ===============
Supplemental schedule of noncash investing/financing activity:
   Acquisition of real estate interests by assumption of mortgage debt         $ 20,800,287           $          -
                                                                            ================        ===============
 Declaration of dividends paid in succeeding period                            $ 22,556,662           $ 18,736,226
                                                                            ================        ===============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                               ----------------

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

2.   Property Acquisitions

         During the three months ended March 31, 1998, the Company acquired interests in 11 shopping center properties comprising approximately 1.2 million square feet of leasable area located in Colorado, Florida, Rhode Island, Texas and Arizona through separate transactions for an aggregate purchase price of approximately $88.4 million, including the assumption of $20.8 million of mortgage debt.


3.    Retail Properties Acquisition

         During January 1998, the Company, through an affiliated entity, acquired interests in three retail properties in the Chicago, IL market comprising approximately 516,000 square feet of leasable area for an aggregate purchase price of approximately $23.7 million. These properties include approximately 70,000 square feet of showroom space and adjoining warehouses of approximately 100,000 square feet at each location. Simultaneous with this transaction, the Company leased, to a national furniture retailer, the showroom portion of each property under individual long-term leases. The Company is currently planning the redevelopment of the warehouse portion of each property.

4.   Investment in Retail Store Leases

         Income from the investment in retail store leases for the three months ended March 31, 1998 and 1997 represents sublease revenues of approximately $5.0 million and $5.4 million, respectively, less related expenses of $3.7 million and $4.0 million, respectively, and amounts, which in management's estimation, reasonably provide for the recovery of the investment over a period representing the expected remaining term of the retail store leases.

5.   Property Disposition


         During January 1998, the Company disposed of a shopping center property in Pinellas Park, FL. Cash proceeds from the disposition totaling $2.3 million, together with an additional $7.1 million cash investment, were used to acquire an exchange shopping center property located in Cranston, RI during March 1998.

6.   Price REIT Merger

         On January 13, 1998, the Company, REIT Sub, Inc., a Maryland corporation and a wholly owned subsidiary of the Company ("Merger Sub"), and The Price REIT, Inc., a Maryland corporation ("Price REIT"), signed a definitive Agreement and Plan of Merger dated January 13, 1998, as amended March 5, 1998 (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, Price REIT will be merged into Merger Sub. The merger is intended, for financial accounting purposes, to be accounted for using the purchase method of accounting.

         Price REIT is a self-administered and self-managed equity REIT that is primarily focused on the acquisition, development, management and redevelopment of destination retail shopping center properties known as "power centers." As of March 31, 1998, Price REIT owned or had interests in 40 properties, consisting of 36 power and community centers, one stand-alone retail warehouse, one project under development and two undeveloped land parcels, located in 16 states containing approximately 7.6 million square feet of leasable area with approximately 582 tenants. The overall occupancy rate of the power and community centers was approximately 98.2% with an average base rent per leased square foot of $10.19 at March 31, 1998.

         Upon completion of the transaction contemplated by the Merger Agreement (the "Merger"), each share of Price REIT Common Stock (as defined in the Merger Agreement) issued and outstanding immediately prior to the Effective Time (as defined in the Merger Agreement) will be converted into the right to receive:

         (A) in the event that the sum of (i) the Kimco Average Price (as defined below) and (ii) $10.00 (the sum being referred to herein as the "Notional Value") is less than or equal to $45.00: one share of Kimco Common Stock, plus a number of Kimco Class D Depositary Shares (the "Class D Depositary Shares", each depositary share representing a 1/10 of a share interest in a new issue of Kimco 7.5% Class D Cumulative Preferred Stock) equal to a fraction, the numerator of which is $45.00 less the Kimco Average Price and the denominator of which is $25.00; provided, however, that if the Kimco Average Price is less than $33.75, each share of Price REIT Common Stock will be converted into the right to receive 0.45 Class D Depositary Shares plus a number of shares of Kimco Common Stock equal to a fraction, the numerator of which is $33.75 and the denominator of which is the Kimco Average Price; and
         (B) if the Notional Value is greater than $45.00: one share of Kimco Common Stock plus a number of Class D Depositary Shares equal to

              0.40 minus a fraction, the numerator of which is the Notional Value less $45.00 and the denominator of which is $50.00; provided, however, that in no event shall the aggregate fractional number of Class D Depositary Shares issued in respect of one share of Price REIT Common Stock be less than 0.36. However, Price REIT stockholders will never receive less than $9.00 in liquidation preference of Class D Depositary Shares. Thus, as a result of the Merger, Price REIT stockholders will obtain the benefit of 50% of the increase in value of Kimco Common Stock as reflected in the Kimco Average Price between $35.00 and $37.00 and 100% of any increase above $37.00. The "Kimco Average Price" (as defined in the Merger Agreement, is the average of the daily high and low sales prices of Kimco Common Stock on the NYSE as reported in The Wall Street Journal, or, if not reported thereby, by another authoritative source, during the fifteen (15) randomly selected trading days within the thirty (30) consecutive trading days ending on and including the seventh trading day immediately preceding the date of the annual meeting of the Kimco stockholders (the "Kimco Annual Meeting"). The random selection of trading days will be made under the joint supervision of the financial advisors retained by the Company and Price REIT in connection with the transactions contemplated by the Merger Agreement.

         The dividend rate on the Class D Depositary Shares will be 7.5% per annum, or, if greater, the dividend on the shares of Kimco Common Stock into which a Class D Depositary Share is convertible plus $0.0275 quarterly. The Class D Depositary Shares will be convertible into Kimco Common Stock at a conversion price of $40.25 per share at any time by the holder and may be redeemed by the Company at the conversion price in shares of Kimco Common Stock at any time after the third anniversary of the Merger if for any 20 trading days during a rolling 30 day consecutive trading-day period the Kimco Common Stock closing price exceeds $48.30, subject to certain adjustments. The Class D Depositary Shares are expected to be listed on the NYSE.

         The Merger is subject to a number of conditions, including, among others (i) obtaining approval of the holders of a majority of the outstanding shares of Price REIT's Common Stock and the holders of a majority of Kimco Common Stock votes cast at the Kimco Annual Meeting, so long as the total votes cast at the Kimco Annual Meeting represents over 50% in interest of all Kimco Common Stock entitled to vote, (ii) the absence of any material adverse change in the financial condition, business or operations of the other party (other than any such change that affects both parties in a substantially similar manner), (iii) the absence of any injunction prohibiting consummation of the Merger, (iv) the receipt of certain legal opinions with respect to the tax consequences of the Merger, (v) the receipt of certain legal opinions with respect to the organization and operation in conformity with the requirements for qualification of the Company and Price REIT as a REIT under the Code, (vi) obtaining all material consents, authorizations, orders and approvals of governmental agencies and third parties, and (vii) the Registration Statement registering the offering of the Merger Consideration (as defined in the Merger Agreement) having become effective.

         The Merger Agreement may be terminated and the Merger may be abandoned at any time prior to the Effective Time, before or after the approval of the Kimco Share Proposal (as defined in the Merger Agreement) and the Merger by the stockholders of the Company and Price REIT, respectively, under the following circumstances, among others, (a) by the mutual consent of the Company and Price REIT; (b) by action of either the Board of Directors of the Company or Price REIT if (i) the Merger shall not have been consummated by June 30, 1998 (provided that the terminating party shall not have breached in any material respect its obligations under the Merger Agreement in any manner that shall have proximately contributed to the occurrence of such failure to consummate the Merger) or (ii) a meeting of the Company's or Price REIT's stockholders shall have been duly convened and held and the approval by such stockholders of the Kimco Share Proposal (as defined in the Merger Agreement) or the Merger and the transactions contemplated thereby, respectively, shall not have been obtained at such meeting or any adjournment thereof; (c) by action of the Board of Directors of Price REIT, if (i) a majority of the Board of Directors of Price REIT determines in good faith that such termination is required because a pending Acquisition Proposal (as defined in the Merger Agreement) has been made for Price REIT, (ii) the Company or any of its directors or officers participate in negotiations regarding an Acquisition Proposal for the Company in breach of the terms of the Merger Agreement, (iii) there has been a breach by the Company or Merger Sub of any representation or warranty contained in the Merger Agreement that would have or would be reasonably likely to have a material adverse effect on the business, assets, results of operations or condition (financial or otherwise) of the Company and its subsidiaries taken as a whole, which is not curable by June 29, 1998, or (iv) there has been a material breach by the Company of any covenant or agreement set forth in the Merger Agreement that is not curable or, if curable, is not cured within 30 days after written notice of such breach; or (d) by action of the Board of Directors of the Company if (i) a majority of the Board of Directors of the Company determines in good faith that such termination is required because a pending Acquisition Proposal (as defined in the Merger Agreement) has been made for the Company, (ii) Price REIT or any of its directors or officers participate in negotiations regarding an Acquisition Proposal (as defined in the Merger Agreement) for Price REIT in breach of the terms of the Merger Agreement, (iii) there has been a breach by Price REIT of any representation or warranty contained in the Merger Agreement that would have or would be reasonably likely to have a material adverse effect on the business, assets, results of operations or condition (financial or otherwise) of Price REIT and its subsidiaries taken as a whole, that is not curable by June 29, 1998, (iv) there has been a material breach by Price REIT of any convenant or agreement set forth in the Merger Agreement that is not curable or, if curable, is not cured within 30 days after written notice of such breach, or (v) the Kimco Average Price or the closing price of Kimco Common Stock on the Closing Date or on either of the two immediately preceding business days is less than $32.00.

         If the Merger does not occur, under certain circumstances, the Company will be entitled to receive a fee of up to $12.5 million, plus, in certain instances, expenses, from Price REIT and under other circumstances Price REIT will be entitled to receive a fee of either $6.25 million or $12.5 million from the Company, plus, in certain instances, expenses. In no event, however, shall the fee received by the Company result in the Company losing its favorable tax status as a REIT.

7.   Net Income Per Common Share

              The following table sets forth the basic and diluted weighted average numbers of common shares outstanding for each period used in the calculation of basic and diluted net income per common share:

                                               March 31, 1998    March 31, 1997
                                               --------------    --------------
Basic EPS - weighted average number of

     common shares outstanding                     40,408,841        36,229,366

Effect of dilutive securities - Stock
options                                               508,848           486,349
                                               --------------     -------------

Diluted EPS - weighted average number of

     common shares                                 40,917,689        36,715,715
                                               --------------     -------------

8.    Pro Forma Financial Information

               As discussed in Notes 2 and 5, the Company and certain of its subsidiaries acquired and disposed of interests in certain shopping center properties during the three months ended March 31, 1998. The pro forma financial information set forth below is based upon the Company's historical Condensed Consolidated Statement of Income for the three months ended March 31, 1998 and 1997, adjusted to give effect to these transactions as of January 1, 1997.

               The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred as of January 1, 1997, nor does it purport to represent the results of future operations. (Amounts presented in millions, except per share figures.)

                                             Three Months Ended      Three Months Ended
                                               March 31, 1998          March 31, 1997
                                             ------------------      ------------------
Revenues from rental property                  $     64.9                $    48.2
Net income                                     $     25.4                $    22.4
Net income per common share:
               Basic                           $      .51                $     .49

               Diluted                         $      .51                $     .48

9.   Subsequent Events

               During April 1998, the Company completed the sale of an aggregate 2,259,020 shares of common stock in four separate transactions consisting of a primary public stock offering of 460,000 shares of common stock priced at $36.0625 per share and three private placements of 415,945 shares, 546,075 shares and 837,000 shares of common stock priced at $36.0625, $36.625 and $36.25 per share, respectively. The common stock sold in these private placements will be deposited in separate unit investment trusts. The net cash proceeds from these offerings totaling approximately $77.6 million (after related transaction costs of approximately $4.4 million) will be used for general corporate purposes, including the acquisition of interests in neighborhood and community shopping centers as suitable opportunities arise and the expansion and improvement of properties in the Company's portfolio. Pending such use, the Company may (i) temporarily repay borrowings under the Company's revolving credit facilities or (ii) invest in short-term income producing investments such as investments in commercial paper, government securities or money market funds that invest in government securities.

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

Item 2.    Changes in Securities

                    None.

Item 3.    Defaults upon Senior Securities

                    None.

Item 4.    Submission of Matters to a Vote of Security Holders
                    None.

Item 5.    Other Information

                    Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K

                    Exhibits -
                    None.

                    Form 8-K -

              A current report on Form 8-K was filed on January 21, 1998 to disclose the signing of a definitive agreement to merge The Price REIT, Inc. ("Price REIT") into a wholly-owned subsidiary of the Company ("Merger-Sub") and to disclose the Agreement and Plan of Merger, dated January 13, 1998 (the "Original Agreement") among the Company, Merger Sub and Price REIT. A current report on Form 8-K was filed on January 30, 1998 to disclose certain historical and pro forma financial information relating to the Company and Price REIT as if the Merger had occurred as of January 1, 1996 and September 30, 1997. A current report on Form 8-K was filed on March 12, 1998 to disclose that the Company, Merger-Sub and Price REIT entered into a first Amendment, dated March 5, 1998, to the Original Agreement.

              A current report on Form 8-K was filed on January 22, 1998 and amended on Form 8-K/A filed on April 21, 1998, to disclose certain historical financial information for certain properties acquired during 1997 and pro forma financial information for all shopping center acquisitions during 1997.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           KIMCO REALTY CORPORATION

May 15, 1998                                 /s/  Milton Cooper
------------                               ------------------------
(Date)                                     Milton Cooper
                                           Chairman of the Board

May 15, 1998                                 /s/  Michael V. Pappagallo
------------                               ------------------------
(Date)                                     Michael V. Pappagallo
                                           Chief Financial Officer