Form 10-Q
period 1998-06-30
KIMCO REALTY CORP
filed 1998-08-14
CIK 879101

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   Form 10Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ---------------------

Commission file number     1-10899
                      --------------------------------------------------------

                           Kimco Realty Corporation
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Maryland                                 13-2744380
-------------------------------          ----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

               3333 New Hyde Park Road, New Hyde Park, NY 11042
------------------------------------------------------------------------------
              (Address of principal executive offices - Zip Code)

                                (516) 869-9000
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
                     -------------------------------------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               56,816,316 shares outstanding as of July 31, 1998


                                    1 of 18

                                    PART I

                             FINANCIAL INFORMATION

Item 1.     Financial Statements

Condensed Consolidated Financial Statements -

     Condensed Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997.

     Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 1998 and 1997.

     Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1997.

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

Results of Operations
---------------------

     Revenues from rental property increased $24.0 million or 53.2% to $69.3 million for the three months ended June 30, 1998, as compared with $45.3 million for the corresponding quarter ended June 30, 1997. Similarly, revenues from rental property increased $42.0 million or 46.4% to $132.5 million for the six months ended June 30, 1998, as compared with $90.5 million for the corresponding six-month period ended June 30, 1997. These increases resulted primarily from the combined effect of (i) property acquisitions during the six month period ended June 30, 1998 (15 shopping center properties and 3 retail properties) providing revenues of $4.7 million and $6.8 million for the three and six month periods ended June 30, 1998, respectively, (ii) acquisitions throughout calendar year 1997 (14 shopping center properties and 49 retail properties) providing incremental revenues of $13.4 million and $27.1 million as compared to the corresponding three and six month periods in 1997, (iii) the acquisition of The Price REIT, Inc. as of June 19, 1998 (the "Price REIT Acquisition") providing revenues of $3.3 million for the three and six month periods ended June 30, 1998 and (iv) new leasing, property redevelopments and re-tenanting within the portfolio at improved rental rates.

     Rental property expenses, including depreciation and amortization, increased $16.4 million or 65.2% to $41.6 million for the three months ended June 30, 1998, as compared with $25.2 million for the corresponding quarter ended June 30, 1997. Rent, real estate taxes and depreciation and amortization contributed significantly to this net increase in rental property expenses (increasing $2.4 million, $3.9 million and $2.9 million, respectively, for the three month period ended June 30, 1998, as compared with the corresponding quarter in the preceding year) primarily due to the 1998 property acquisitions, the Price REIT Acquisition and the incremental costs related to the property acquisitions throughout 1997. Similarly, the rental property expense components of rent, real estate taxes and depreciation and amortization increased by $4.7 million, $7.4 million and $4.9 million, respectively, for the six month period ended June 30, 1998 compared with the corresponding period in the preceding year, primarily due to the property acquisitions during the six months ended June 30, 1998 and throughout 1997 and the Price REIT Acquisition. Interest expense increased $5.6 million and $10.3 million for the three and six month periods ended June 30, 1998, respectively, reflecting higher average outstanding borrowings (resulting from the (i) issuance of an aggregate $100.0 million unsecured medium-term notes during May and July 1997 and an additional $100.0 million of unsecured medium-term notes during June 1998, (ii) the assumption of additional mortgage debt during 1997 and the six months ended June 30, 1998 in connection with certain property acquisitions, (iii) the assumption of approximately $250 million of unsecured debt and $60 million of mortgage debt in connection with the Price REIT Acquisition and (iv) increased borrowings under the Company's unsecured revolving credit facilities), as compared to the corresponding periods in 1997.

     During January 1998, the Company disposed of a shopping center property in Pinellas Park, FL. Cash proceeds from the disposition totaling $2.3 million, together with an additional $7.1 million cash investment, were used to acquire an exchange shopping center property located in Cranston, RI during March 1998.

     Net income for the three and six months ended June 30, 1998 was $27.5 million and $53.0 million, respectively. Net income for the three and six months ended June 30, 1997 was $21.0 million and $41.6 million, respectively. Net income improved $0.07 per share and $0.13 per share for the three and six month periods ended June 30, 1998, respectively, after adjusting for the gains on sales of shopping center properties in the respective periods, reflecting the effect of property acquisitions, including the Price REIT Acquisition, property redevelopments and increased leasing activity which strengthened operating profitability.

Liquidity and Capital Resources
-------------------------------

     Since the Company's initial public stock offering in November 1991, the Company has completed additional offerings of its public unsecured debt and equity raising in the aggregate in excess of $1.4 billion for the purposes of acquiring interests in neighborhood and community shopping center properties, repaying indebtedness and for expanding and improving properties in the portfolio. Management believes the public debt and equity markets will be the Company's principal source of capital for the future. A $100 million, unsecured revolving credit facility established in June 1994, scheduled to expire in June 2000, and an additional $150 million interim unsecured revolving credit facility established in March 1998, which is scheduled to expire in August 1998, has made available funds to both finance property acquisitions and meet any short-term working capital requirements. It is the Company's intention to extend the term of the $150 million interim revolving credit facility and establish it as a continuing part of the Company's total unsecured credit availability. As of June 30, 1998, there were no borrowings under the revolving credit facilities. The Company has also implemented a medium-term notes ("MTN") program pursuant to which it may from time to time offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions and redevelopment costs and (ii) better managing the Company's debt maturities.

     In connection with its intention to continue to qualify as a REIT for Federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows which are expected to increase due to property acquisitions and growth in rental revenues in the existing portfolio and from other sources. Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, repayment of debt, the acquisition of interests in new properties as suitable opportunities arise, and such other factors as the Board of Directors considers appropriate.

     It is management's intention that the Company continually have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financings in a manner consistent with its intention to operate with a conservative debt capitalization policy.

     The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and the payment of dividends in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, availability under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flows from operations increased to $70.3 million for the six months ended June 30, 1998 as compared to $56.4 million for the corresponding period ended June 30, 1997.

Effects of Inflation
--------------------

     Many of the Company's leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive payment of additional rent calculated as a percentage of tenants' gross sales above pre-determined thresholds, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses often include increases based upon changes in the consumer price index or similar inflation indices. In addition, many of the Company's leases are for terms of less than 10 years, which permits the Company to seek to increase rents to market rates upon renewal. Most of the Company's leases require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. The Company periodically evaluates its exposure to short-term interest rates and will, from time to time, enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate loans.

New Accounting Pronouncements
-----------------------------

     On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that due to its limited use of derivative instruments, the adoption of FAS 133 will not have a material effect on the Company's results of operations or its financial position.

Impact of Year 2000
-------------------

     Like most corporations, the Company is reliant upon technology to run its business. Many computer systems process dates using two digits to identify the year, and some systems are unable to properly process dates beginning with the year 2000. The Company is currently assessing and addressing this "Year 2000" issue and does not believe the costs connected with this assessment will have a material adverse effect on the Company's results of operations.

Forward-looking Statements
--------------------------

     This quarterly report on Form 10-Q includes certain forward-looking statements, reflecting the Company's and management's intentions and expectations, however, many factors which may affect the actual results are difficult to predict. Factors that may cause actual results to differ materially from current expectations include general economic conditions, local real estate conditions, increases in interest rates and increases in operating costs. Accordingly, there is no assurance that the Company's expectations will be realized.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

            Not applicable.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ---------

                                                                                         June 30,            December 31,
                                                                                           1998                 1997

                                                                                      ---------------      ---------------

Assets:
  Real estate, net of accumulated depreciation
    of $225,151,864 and $207,408,091, respectively                                    $ 2,311,122,932      $ 1,196,788,068
  Investment in retail store leases                                                        15,220,823           15,938,041
  Cash and cash equivalents                                                                33,921,947           30,978,178
  Accounts and notes receivable                                                            24,806,498           16,203,454
  Other assets                                                                            143,714,737           83,982,383
                                                                                      ---------------      ---------------
                                                                                      $ 2,528,786,937      $ 1,343,890,124
                                                                                      ===============      ===============

Liabilities:
  Notes payable                                                                       $   715,250,000      $   410,250,000
  Mortgages payable                                                                       215,236,686          121,363,908
  Other liabilities, including minority interests
     in partnerships                                                                      112,506,756           68,957,005

                                                                                      ---------------      ---------------
                                                                                        1,042,993,442          600,570,913

                                                                                      ---------------      ---------------
Stockholders' Equity:
  Preferred stock, $1.00 par value, authorized 3,470,000 and 5,000,000 shares, respectively
  Class A Preferred Stock, $1.00 par value, authorized 345,000 shares
      Issued and outstanding 300,000 shares                                                   300,000              300,000
      Aggregate liquidation preference $75,000,000
  Class B Preferred Stock, $1.00 par value, authorized 230,000 shares
      Issued and outstanding 200,000 shares                                                   200,000              200,000
      Aggregate liquidation preference $50,000,000
  Class C Preferred Stock, $1.00 par value, authorized 460,000 shares
      Issued and outstanding 400,000 shares                                                   400,000              400,000
      Aggregate liquidation preference $100,000,000
  Class D Convertible Preferred Stock, $1.00 par value, authorized 700,000 shares
      Issued and outstanding 429,159 shares                                                   429,159                 --
      Aggregate liquidation preference $107,289,750
  Class E Preferred Stock, $1.00 par value, authorized 65,000 shares
      Issued and outstanding 65,000 shares                                                     65,000                 --
      Aggregate liquidation preference $65,000,000
  Common stock, $.01 par value, authorized 100,000,000 shares
      Issued and outstanding 55,446,111 and 40,394,805                                        554,461              403,948
      shares, respectively
  Paid-in capital                                                                       1,597,131,335          857,658,054
  Cumulative distributions in excess of net income                                       (113,286,460)        (115,642,791)

                                                                                      ---------------      ---------------
                                                                                        1,485,793,495          743,319,211

                                                                                      ---------------      ---------------
                                                                                      $ 2,528,786,937      $ 1,343,890,124
                                                                                      ===============      ===============




The accompanying notes are an integral part of these condensed consolidated financial statements.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           For the Three and Six Months ended June 30, 1998 and 1997

                   ----------------------------------------


                                                           Three Months Ended June 30,               Six Months Ended June 30,

                                                            1998                 1997                1998                1997

                                                        -------------       -------------       -------------       -------------
Revenues from rental property                           $  69,340,998       $  45,276,241       $ 132,452,630       $  90,471,558

                                                        -------------       -------------       -------------       -------------
Rental property expenses:
  Rent                                                      2,806,576             426,536           5,558,711             854,484
  Real estate taxes                                         9,432,426           5,510,848          18,309,425          10,905,368
  Interest                                                 12,371,969           6,775,437          23,411,176          13,071,041
  Operating and maintenance                                 6,984,030           5,403,954          13,920,139          11,290,453
  Depreciation and amortization                             9,990,920           7,061,471          18,890,684          13,960,719

                                                        -------------       -------------       -------------       -------------
                                                           41,585,921          25,178,246          80,090,135          50,082,065
                                                        -------------       -------------       -------------       -------------
     Income from rental property                           27,755,077          20,097,995          52,362,495          40,389,493
Income from investment in retail store leases                 912,077             893,715           1,828,248           1,809,654
                                                        -------------       -------------       -------------       -------------
                                                           28,667,154          20,991,710          54,190,743          42,199,147

Management fee income                                         729,585           1,075,460           1,531,293           1,863,811
General and administrative expenses                        (3,824,006)         (2,780,328)         (7,004,659)         (5,535,019)
Other income, net                                           1,957,191           1,514,046           3,395,054           2,877,222

                                                        -------------       -------------       -------------       -------------
     Income before gain on sale of shopping center
       property                                            27,529,924          20,800,888          52,112,431          41,405,161

Gain on sale of shopping center property                         --               243,995             901,249             243,995
                                                        -------------       -------------       -------------       -------------

     Net Income                                         $  27,529,924       $  21,044,883       $  53,013,680       $  41,649,156
                                                        =============       =============       =============       =============

     Net income applicable to common shares             $  22,485,875       $  16,435,458       $  43,360,226       $  32,430,306
                                                        =============       =============       =============       =============


     Net income per common share
           Basic                                               $ 0.51              $ 0.45              $ 1.03              $ 0.89
                                                               ======              ======              ======              ======
           Diluted                                             $ 0.50              $ 0.45              $ 1.01              $ 0.89
                                                               ======              ======              ======              ======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months ended June 30, 1998 and 1997

                                  ---------

                                                                              1998                 1997

                                                                          -------------       -------------

Cash flow provided by operations                                          $  70,324,903       $  56,362,009

                                                                          -------------       -------------
Cash flow from investing activities:
     Acquisition of and improvements to real estate                        (169,175,807)        (80,797,493)
     Investment in marketable securities                                     (4,100,029)           (996,291)
     Acquisition of real estate through joint venture investment            (16,224,989)           (907,068)
     Advances to affiliated companies                                              --            (6,036,000)
     Investment in mortgage loans receivable                                 (1,980,760)               --
     Repayment of mortgage loans receivable                                   1,456,200                --
     Construction advance to real estate joint ventures                      (1,462,006)               --
     Proceeds from disposition of shopping center property                    2,300,000           1,550,000

                                                                          -------------       -------------

           Net cash flow used for investing activities                     (189,187,391)        (87,186,852)

                                                                          -------------       -------------
Cash flow from financing activities:
    Principal payments on debt, excluding
        normal amortization of rental
        property debt                                                              --            (4,650,000)
    Principal payments on rental property
       debt                                                                  (1,943,557)           (511,059)
    Proceeds from mortgage financing                                          9,000,000                --
    Proceeds from issuance of medium-term notes                             100,000,000          50,000,000
    Borrowings under revolving credit facilities                            100,000,000          10,000,000
    Repayment of borrowings under revolving credit facilities              (145,000,000)               --
    Dividends paid                                                          (48,008,718)        (40,363,295)
    Proceeds from issuance of stock                                         107,758,532           1,855,399

                                                                          -------------       -------------

            Net cash flow provided by financing activities                  121,806,257          16,331,045

                                                                          -------------       -------------

            Change in cash and cash equivalents                               2,943,769         (14,493,798)
Cash and cash equivalents, beginning of period                               30,978,178          37,425,206
                                                                          -------------       -------------
Cash and cash equivalents, end of period                                  $  33,921,947       $  22,931,408
                                                                          =============       =============

Interest paid during the period                                           $  22,753,561       $  12,635,922
                                                                          =============       =============

Supplemental schedule of noncash investing/financing activity:
   Acquisition of real estate interests by issuance of common stock,
   preferred stock, and assumption of debt                                $ 989,466,479       $        --
                                                                          =============       =============

  Declaration of dividends paid in succeeding period                      $  25,638,170       $  18,767,183
                                                                          =============       =============




The accompanying notes are an integral part of these condensed consolidated financial statements.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES

                              NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                                  ---------

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

2.   Common Stock Offerings

     During April and May 1998, the Company completed the sale of an aggregate 3,039,507 shares of common stock in five separate transactions consisting of
(i) a primary public stock offering of 460,000 shares of common stock priced at $36.0625 per share, and (ii) four private placements of 415,945 shares, 546,075 shares, 837,000 shares and 780,487 shares of common stock priced at $36.0625, $36.625, $36.25 and $38.4375 per share, respectively.

     The shares of common stock sold in the private placements were deposited in separate unit investment trusts. The net proceeds from these offerings totaling approximately $106.0 million (after related transaction costs of approximately $5.9 million) were used for general corporate purposes, including the acquisition of interests in neighborhood and community shopping centers and the expansion and improvement of certain properties in the Company's portfolio.

3.   Property Acquisitions

     During the six months ended June 30, 1998, the Company and its affiliates acquired interests in 15 neighborhood and community shopping center properties comprising approximately 1.7 million square feet of gross leasable area ("GLA") in eight states for an aggregate purchase price of approximately $136.3 million, including the assumption of approximately $20.8 million in mortgage debt.

4.   Retail Properties Acquisition

     During January 1998, the Company, through an affiliated entity, acquired fee interest in three properties from a retailer in the Chicago, IL market comprising approximately 516,000 square feet of GLA for an aggregate purchase price of approximately $23.7 million. These properties include approximately 70,000 square feet of showroom space and adjoining warehouses of approximately 100,000 square feet at each location. Simultaneous with this transaction, the Company leased, to a national furniture retailer, the showroom portion of each property under individual long-term leases. The Company is currently planning the redevelopment of the warehouse portion of each property.

     During the six months ended June 30, 1998, the Company has invested approximately $16.2 million in a partnership which has acquired and leased-back 10 automotive dealerships. The Company has a 50% interest in this partnership.

5.   Property Disposition

     During January 1998, the Company disposed of a shopping center property in Pinellas Park, FL. Cash proceeds from the disposition totaling $2.3 million, together with an additional $7.1 million cash investment, were used to acquire an exchange shopping center property located in Cranston, RI during March 1998.

6.   Price REIT Merger

     On January 13, 1998, the Company, REIT Sub, Inc., a Maryland corporation and a wholly owned subsidiary of the Company ("Merger Sub") and The Price REIT, Inc., a Maryland corporation, ("Price REIT"), signed a definitive Agreement and Plan of Merger dated January 13, 1998, as amended March 5, 1998 and May 14, 1998, (the "Merger Agreement"). On June 19, 1998, the shareholders of the Company and the shareholders of Price REIT approved the issuance of the Merger Consideration (as defined in the Merger Agreement) and the Merger, respectively, and Price REIT was merged into Merger Sub.

     Prior to the Merger, Price REIT was a self-administered and self-managed equity REIT that was primarily focused on the acquisition, development, management and redevelopment of destination retail shopping center properties known as "power centers." As of June 19, 1998, Price REIT owned or had interests in 43 properties, consisting of 39 power and community centers, one stand-alone retail warehouse, one project under development and two undeveloped land parcels, located in 17 states containing approximately 8.0 million square feet of GLA.

     In connection with the Merger, holders of Price REIT common stock received one share of Kimco common stock and 0.36 shares of Kimco Class D Depositary Shares (the "Class D Depositary Shares"), each Class D Depositary Share representing a one-tenth fractional interest in a new issue of Kimco 7.5%

Cumulative Convertible Preferred Stock, par value $1.00 per share (the "Class D Preferred Stock"), for each share of Price REIT common stock. On June 19, 1998, the Company issued 11,921,992 shares of its common stock and 429,159 shares of Class D Preferred Stock (represented by 4,291,590 Class D Depositary Shares) in connection with the Merger. Additionally, in connection with the Merger, the Company issued 65,000 shares of a new issue of Kimco Class E Floating Rate Cumulative Preferred Stock, par value $1.00 per share (the "Class E Preferred Stock", represented by 650,000 Class E Depositary Shares, (the "Class E Depositary Shares")), each Class E Depositary Share representing a one-tenth fractional interest in the Class E Preferred Stock. The Merger was accounted for using the purchase method of accounting for financial reporting purposes.

     Dividends on the Class D Depositary Shares are cumulative and payable quarterly in arrears at the rate per depositary share equal to the greater of
(i) 7.5% per annum based on the $25 per share initial value, or $1.875 per share or (ii) the cash dividends on the shares of the Company's common stock into which a Class D Depositary Share is convertible, plus $.0275 per quarter. The Class D Depositary Shares are convertible at any time into the Company's common stock at a conversion price of $40.25 per share of common stock or a conversion rate of 0.62112 for each Class D Depositary Share. The Class D Depositary Shares may be redeemed in whole, or from time to time, in part, on any date on or after June 19, 2001 at the option of the Company if, for any 20 trading days within any period of 30 consecutive trading days, including the last trading day of such period, the average closing price per share of the Company's common stock exceeds 120% of the conversion price or $48.30 per share.

     The Class D Preferred Stock (represented by the Class D Depositary Shares outstanding) ranks pari passu with the Company's 7 3/4% Class A Cumulative Redeemable Preferred Stock, 8 1/2% Class B Cumulative Redeemable Preferred Stock, 8 3/8 % Class C Cumulative Redeemable Preferred Stock and the Class E Floating Rate Cumulative Preferred Stock (represented by the Class E Depositary Depositary Shares) as described below, as to voting rights priority for receiving dividends and liquidation preferences.

     Dividends on the Class E Depositary Shares are cumulative at the rate of LIBOR plus 2.00% per annum (7.68% per annum initial rate) based on the initial issue price of $100 per depositary share. The dividend rate on Class E Depositary Shares resets and is payable quarterly in arrears. The Class E Preferred Stock (represented by the Class E Depositary Shares) is redeemable at the option of the Company for 150 days after the effective time of the Merger (the "Repurchase Termination Date") at a price equal to the liquidation preference plus accrued and unpaid dividends. If not redeemed during this 150 day period, the Class E Preferred Stock will not be redeemable again until after the fifth anniversary of the Repurchase Termination Date. The redemption price of the Class E Preferred Stock must be paid solely from the sale of proceeds of other capital stock of the Company, which may include other classes or series of preferred stock. The Class E Depositary

Shares are not convertible or exchangeable for any other property or securities of the Company. The Class E Preferred Stock ranks pari passu with the Class A, Class B, Class C and Class D Preferred Stock as described above, as to voting rights, priority for receiving dividends and liquidation preferences.

7.   Investment in Retail Store Leases

     Income from the investment in retail store leases for the six months ended June 30, 1998 and 1997 represents sublease revenues of approximately $10.1 million and $10.6 million, respectively, less related expenses of $7.4 million and $7.8 million, respectively, and amounts, which in management's estimation, reasonably provide for the recovery of the investment over a period representing the expected remaining term of the retail store leases.

8.   Net Income Per Common Share

     The following table sets forth the basic and diluted weighted average numbers of common shares outstanding for each period used in the calculation of basic and diluted net income per common share:

                                             Three Months Ended                     Six Months Ended
                                       June 30, 1998      June 30, 1997      June 30, 1998      June 30, 1997
                                       -------------      -------------      -------------      -------------
Basic EPS - weighted
  average number of  common
  shares outstanding                    44,128,650         36,257,999         42,279,021         36,243,762

Effect of dilutive securities -
  Stock options                            587,163            405,306            561,317            446,925
                                        ----------         ----------         ----------         ----------

Diluted EPS - weighted
  average number of                     44,715,813         36,663,305         42,840,338         36,690,687
  common shares                         ==========         ==========         ==========         ==========


     The effect of the conversion of the Class D Preferred Stock would have an anti-dilutive effect upon the calculation of net income per common share. Accordingly, the impact of such conversion has not been included in the determination of diluted net income per common share.

9.   Pro Forma Financial Information

     As discussed in Notes 3, 5 and 6, the Company and certain of its affiliates acquired and disposed of interests in certain shopping center properties during the six months ended June 30, 1998. The pro forma financial information set forth below is based upon the Company's historical Condensed Consolidated Statement of Income for the six months ended June 30, 1998 and 1997, adjusted to give effect to these transactions as of January 1, 1997.

     The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred as of January 1, 1997, nor does it purport to represent the results of future operations. (Amounts presented in millions, except per share figures).

                                          Six Months Ended June 30,
                                              1998             1997
                                          ------------      ------------
Revenues from rental property                $ 181.9           $ 148.2
Net Income                                   $  69.5           $  62.8
Net Income per common share:
           Basic                             $  1.01           $   .98
           Diluted                           $  1.00           $   .97


10.  Subsequent Events

     On July 1, 1998, certain subsidiaries of the Company acquired a portfolio of 30 fee and leasehold positions from Metropolitan Life Insurance Company ("Met Life") consisting of 29 neighborhood and community shopping center properties and one office/distribution facility. These properties, comprising approximately 3.8 million square feet of GLA located in 5 states, were acquired for an aggregate purchase price of approximately $167.5 million. The properties were leased to Venture Stores, Inc. ("Venture") under a single master lease agreement.

     On July 17, 1998, the Company acquired Venture's leasehold position at 88 locations, including the 30 locations acquired from Met Life, 56 locations pursuant to two unitary leases currently in place with the Company and two other locations. The purchase price for the leasehold positions will be a minimum of $95 million, but is subject to upward adjustment based on the Company's ability to re-tenant the properties over a two year period. Simultaneous with this transaction, the Company leased 46 of these locations to a national retailer.

     During July 1998, the Company completed the sale of an aggregate 1,315,498 shares of common stock in three separate transactions consisting of
(i) a primary public stock offering of 510,000 shares of common stock priced at $39.4375 per share, and (ii) two direct placements of 375,000 and 430,498 shares of common stock priced at $38.2575 and $38.56 per share, respectively. The net proceeds from these sales of common stock, totaling approximately $49.9 million (after related transaction costs of approximately $1.2 million) have been used for general corporate purposes, including the acquisition of neighborhood and community shopping centers and the expansion and improvement of certain properties in the Company's portfolio.

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

        None.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        In connection with the Annual Meeting of Stockholders held on June 19, 1998, stockholders were asked to vote with respect to (I) the issuance by the Company of shares of its Common Stock, par value $.01 per share, and depositary shares, each of which represents a one-tenth fractional interest in a share of a new issue of 7.5% Class D Cumulative Convertible Preferred Stock, par value $1.00 per share, liquidation preference $250.00 per share in connection with the Merger (the "Kimco Share Proposal"), (II) the election of Directors to serve for the ensuing year, (III) a proposal to adopt the 1998 Equity Participation Plan of the Company and (IV) the postponement or adjournment of the Kimco Annual Meeting in order to solicit additional votes for the Kimco Share Proposal if the Chairman of the Kimco Annual Meeting determines that there are not sufficient votes to approve the Kimco Share Proposal.

     A total of 32,612,802 votes were cast regarding the following proposals:

Proposal I -                     Votes         For          Against      Abstain     No Vote
----------                       -----         ---          -------      -------     -------
(Approval of the Kimco         32,612,802   27,628,560      185,179      109,947    4,689,116
 Share Proposal)


Proposal II -
-----------
(Election of Directors)       Votes             For            Withheld
                              -----             ---            --------
    Nominees:
    ---------
    Martin S. Kimmel        32,612,802       32,154,389        458,413
    Milton Cooper           32,612,802       32,184,212        428,590
    Joe Grills              32,612,802       32,201,262        411,540
    Richard G. Dooley       32,612,802       32,201,462        411,340
    Michael J. Flynn        32,612,802       32,183,312        429,490
    Frank Lourenso          32,612,802       32,163,717        449,085


Proposal III -                   Votes         For         Against       Abstain     No Vote
------------                     -----         ---         -------       -------     -------
(Approval of the Kimco         32,612,802   21,894,899    5,900,943      116,944    4,700,016
 1998 Equity Participation
 Plan)


Proposal IV -                    Votes         For         Against       Abstain      No Vote
-----------                      -----         ---         -------       -------      -------
(Approval of the Kimco         32,612,802   28,599,625    3,624,836      122,146      266,195
 Adjournment Proposal)


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

     Form 8-K -

     A current report on Form 8-K was filed on May 22, 1998 to disclose certain historical financial information for certain properties acquired during 1998 and pro forma financial information for all shopping center acquisitions from January 1998 through May 1998.

     A current report on Form 8-K was filed on June 4, 1998, to disclose a preferred stock purchase agreement between Price REIT and the Company and LBI Group, Inc. ("LBI") whereby Price REIT proposes to sell to LBI shares of its Class A Floating Rate Cumulative Preferred Stock.

     A current report on Form 8-K was filed on June 24, 1998 to disclose the consummation of a merger (the "Merger") whereby the Company acquired control of Price REIT, Inc. ("Price REIT") pursuant to an Agreement and Plan of Merger.

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KIMCO REALTY CORPORATION



August 14, 1998                           /s/  Milton Cooper
--------------------                      ------------------------------
(Date)                                    Milton Cooper
                                          Chairman of the Board




August 14, 1998                           /s/  Michael V. Pappagallo
--------------------                      ------------------------------
(Date)                                    Michael V. Pappagallo
                                          Chief Financial Officer