Form 10-Q
period 1998-09-30
KIMCO REALTY CORP
filed 1998-11-13
CIK 879101

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   Form 10Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------     ---------------------

Commission file number     1-10899
                          ----------------------------------------------------


                           Kimco Realty Corporation
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Maryland                               13-2744380
-------------------------------      -----------------------------------------
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

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X           No
    ----             ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
                    --------------------------------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             57,721,230 shares outstanding as of October 31, 1998


                                    1 of 20

                                    PART I

                             FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Financial Statements -
      Condensed Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997.

      Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 1998 and 1997.

      Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1998 and 1997.

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

Results of Operations

         Revenues from rental property increased $47.3 million or 93.0% to $98.1 million for the three months ended September 30, 1998, as compared with $50.8 million for the corresponding quarter ended September 30, 1997. Similarly, revenues from rental property increased $89.2 million or 63.2% to $230.5 million for the nine months ended September 30, 1998, as compared with $141.3 million for the corresponding nine month period ended September 30, 1997. These increases resulted primarily from the combined effect of (i) property acquisitions during the nine month period ended September 30, 1998 (54 shopping center properties and 3 retail properties) providing revenues of $13.5 million and $20.2 million for the three and nine month periods ended September 30, 1998, respectively, (ii) acquisitions throughout calendar year 1997 (14 shopping center properties and 49 retail properties) providing incremental revenues of $7.4 million and $34.6 million as compared to the corresponding three and nine month periods in 1997, (iii) the acquisition of The Price REIT, Inc. as of June 19, 1998 (the "Price REIT Acquisition") providing revenues of $24.9 million and $28.2 million for the three and nine month periods ended September 30, 1998, respectively, and (iv) new leasing, property redevelopments and re-tenanting within the portfolio at improved rental rates.

         Rental property expenses, including depreciation and amortization, increased $30.5 million or 99.7% to $61.1 million for the three months ended September 30, 1998, as compared with $30.6 million for the corresponding quarter ended September 30, 1997. The rental property expense components of rent, real estate taxes and depreciation and amortization increased $1.8 million, $6.7 million and $7.8 million, respectively, for the three month period ended September 30, 1998, as compared with the corresponding quarter in the preceding year. Similarly, rental property expenses, including depreciation and amortization, increased $60.5 million or 75.0% to $141.2 million for the nine months ended September 30, 1998, as compared with $80.7 million for the corresponding nine month period ended September 30, 1997. Rent, real estate taxes and depreciation and amortization increased by $6.5 million, $14.1 million and $12.7 million, respectively, for the nine month period ended September 30, 1998 as compared with the corresponding period in the preceding year. These rental property expense increases are primarily due to the property acquisitions during the nine months ended September 30, 1998, the Price REIT Acquisition and incremental costs related to property acquisitions throughout 1997. Interest expense increased $10.4 million and $20.7 million for the three and nine month periods ended September 30, 1998, respectively, reflecting higher average outstanding borrowings as compared to the corresponding periods in 1997. The higher outstanding borrowings resulted from the (i) issuance of an aggregate $100 million unsecured medium-term notes during May and July 1997 and an additional $290 million of unsecured medium-term notes during the nine months ended September 30, 1998, (ii) the assumption of additional mortgage debt during 1997 and the nine months ended September 30, 1998 in connection with certain property acquisitions, (iii) the assumption of approximately $250 million of unsecured debt and $60 million of mortgage debt in connection with the Price REIT Acquisition and (iv) increased borrowings under the Company's unsecured revolving credit facilities. These increased borrowings were reduced by the July 1998 repayment of $50 million medium-term notes which matured and the early repayment of approximately $57.0 million of mortgage debt in September 1998.

         General and administrative expenses increased approximately $2.5 million or 83.5% to $5.5 million for the three months ended September 30, 1998, as compared with $3.0 for the corresponding quarter ended September 30, 1997. Similarly, general and administrative expenses increased approximately $4.0 million or 46.5% for the nine months ended September 30, 1998 as compared with the corresponding period in the preceding year. The increase is due primarily to additional personnel costs in connection with the growth of the Company, including the impact of the Price REIT Acquisition.

         During January 1998, the Company disposed of a shopping center property in Pinellas Park, FL. Cash proceeds from the disposition totaling $2.3 million, together with an additional $7.1 million cash investment, were used to acquire an exchange shopping center property located in Cranston, RI during March 1998.

         During September 1998, the Company repaid certain mortgage loans resulting in an extraordinary charge of approximately $4.9 million, or on a per-basic share basis, $.09 and $.10 for the three and nine month periods ended September 30, 1998, respectively. This extraordinary charge represents the premiums paid in connection with the early satisfaction of certain mortgage loans.

         Net income for the three and nine months ended September 30, 1998 was $31.3 million and $84.3 million, respectively. Net income for the three and nine months ended September 30, 1997 was $20.6 million and $62.3 million, respectively. On a per-basic share basis net income improved $.06 and $.17 for the three and nine month periods ended September 30, 1998, respectively, after adjusting for the extraordinary charge in the three and nine month periods ended September 30, 1998 and the gains on sales of shopping center properties in the respective periods in 1998 and 1997, reflecting the effect of property acquisitions, including the Price REIT Acquisition, property redevelopments and increased leasing activity which strengthened operating profitability.

Liquidity and Capital Resources

         Since the Company's initial public stock offering in November 1991, the Company has completed additional offerings of its public unsecured debt and equity raising in the aggregate in excess of $1.6 billion for the purposes of acquiring interests in neighborhood and community shopping center properties, repaying indebtedness and for expanding and improving properties in the portfolio. Management believes the public debt and equity markets will be the Company's principal source of capital for the future. During August 1998, the Company established a $215 million unsecured revolving credit facility (the "Credit Facility") with a consortium of banks. This Credit Facility replaces both the (i) $100 million credit facility established in June 1994 and (ii) the $150 million interim credit facility established in March 1998. The Credit Facility has made available funds to both finance property acquisitions and meet any short-term working capital requirements. As of September 30, 1998, there was $120 million outstanding under the Credit Facility. The Company has also implemented a medium-term notes ("MTN") program pursuant to which it may from time to time offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions and development and redevelopment costs and (ii) managing the Company's debt maturities.

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

         The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and the payment of dividends in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, availability under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flows from operations increased to $125.2 million for the nine months ended September 30, 1998 as compared to $100.2 million for the corresponding period ended September 30, 1997.

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

Impact of Year 2000

         Like most corporations, the Company is reliant upon technology to run its business. Many computer systems process dates using two digits to identify the year, and some systems are unable to properly process dates beginning with the year 2000. We have completed our assessment and have substantially addressed the impact of the Year 2000 issue on our business. We expect that our systems, including hardware and software, will be Year 2000 compliant by the end of the first quarter of 1999. We cannot guarantee that our third-party vendors, partners or others will be Year 2000 compliant. If such third-party vendors, partners and others encounter problems in addressing the Year 2000 issue, those problems could have an impact on our business. We are currently addressing the development of a contingency plan in the event that our systems or the systems of our third-party vendors, partners or others fail to meet the demands of the Year 2000 issue. We do not believe the costs connected with the development of this plan will have a material adverse effect on our operations.

Forward-looking Statements

         This quarterly report on Form 10-Q includes certain forward-looking statements, reflecting the Company's and management's intentions and expectations, however, many factors which may affect the actual results are difficult to predict. Factors that may cause actual results to differ materially from current expectations include general economic conditions, local real estate conditions, capital availability, increases in interest rates and increases in operating costs. Accordingly, there is no assurance that the Company's expectations will be realized.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

           Not applicable.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  -------------------------------------------

                                                                                      September 30,             December 31,
                                                                                           1998                     1997
                                                                                     -----------------       -------------------
Assets:
  Real estate, net of accumulated depreciation
    of $239,930,486 and $207,408,091, respectively                                    $ 2,650,747,449           $ 1,196,788,068
  Investments and advances in real estate joint ventures                                   58,780,260                 9,794,142
  Investment in retail store leases                                                        15,570,543                15,938,041
  Cash and cash equivalents                                                                30,780,884                30,978,178
  Accounts and notes receivable                                                            24,117,472                16,203,454
  Other assets                                                                             94,589,966                74,188,241
                                                                                     -----------------       -------------------
                                                                                      $ 2,874,586,574           $ 1,343,890,124
                                                                                     =================       ===================
Liabilities:
  Notes payable                                                                          $975,250,000              $410,250,000
  Mortgages payable                                                                       156,906,342               121,363,908
  Other liabilities, including minority interests
     in partnerships                                                                      182,567,371                68,957,005
                                                                                     -----------------       -------------------
                                                                                        1,314,723,713               600,570,913
                                                                                     -----------------       -------------------
Stockholders' Equity:
  Preferred stock, $1.00 par value, authorized 3,470,000 and 5,000,000 shares, respectively
  Class A Preferred Stock, $1.00 par value, authorized 345,000 shares
      Issued and outstanding 300,000 shares                                                   300,000                   300,000
      Aggregate liquidation preference $75,000,000
  Class B Preferred Stock, $1.00 par value, authorized 230,000 shares
      Issued and outstanding 200,000 shares                                                   200,000                   200,000
      Aggregate liquidation preference $50,000,000
  Class C Preferred Stock, $1.00 par value, authorized 460,000 shares
      Issued and outstanding 400,000 shares                                                   400,000                   400,000
      Aggregate liquidation preference $100,000,000
  Class D Convertible Preferred Stock, $1.00 par value, authorized 700,000 shares
      Issued and outstanding 429,159 shares                                                   429,159                         -
      Aggregate liquidation preference $107,289,750
  Class E Preferred Stock, $1.00 par value, authorized 65,000 shares
      Issued and outstanding 65,000 shares                                                     65,000                         -
      Aggregate liquidation preference $65,000,000
  Common stock, $.01 par value, authorized 100,000,000 shares
      Issued and outstanding 57,567,729 and 40,394,805                                        575,677                   403,948
      shares, respectively
  Paid-in capital                                                                       1,675,767,238               857,658,054
  Cumulative distributions in excess of net income                                       (117,874,213)             (115,642,791)
                                                                                     -----------------       -------------------
                                                                                        1,559,862,861               743,319,211
                                                                                     -----------------       -------------------
                                                                                       $2,874,586,574            $1,343,890,124
                                                                                     =================       ===================

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        For the Three and Nine Months ended September 30, 1998 and 1997
                    ---------------------------------


                                                         Three Months Ended September 30,    Nine Months Ended September 30,
                                                              1998               1997             1998            1997
                                                         -------------    -------------    -------------    -------------
Revenues from rental property                            $  98,085,066    $  50,822,619    $ 230,537,696    $ 141,294,177
                                                         -------------    -------------    -------------    -------------
Rental property expenses:
  Rent                                                       3,460,803        1,644,698        9,019,514        2,499,182
  Real estate taxes                                         13,262,698        6,573,729       31,572,123       17,479,097
  Interest                                                  19,575,852        9,181,521       42,987,028       22,252,562
  Operating and maintenance                                  9,223,790        5,397,149       23,143,929       16,687,602
  Depreciation and amortization                             15,542,603        7,776,881       34,433,287       21,737,600
                                                         -------------    -------------    -------------    -------------
                                                            61,065,746       30,573,978      141,155,881       80,656,043
                                                         -------------    -------------    -------------    -------------
     Income from rental property                            37,019,320       20,248,641       89,381,815       60,638,134
Income from investment in retail store leases                  901,436          895,107        2,729,684        2,704,761
                                                         -------------    -------------    -------------    -------------
                                                            37,920,756       21,143,748       92,111,499       63,342,895
Management fee income                                          999,049          891,031        2,530,342        2,754,842
General and administrative expenses                         (5,489,327)      (2,991,139)     (12,493,986)      (8,526,158)
Other income, net                                            2,676,418        1,597,444        6,071,472        4,474,666
                                                         -------------    -------------    -------------    -------------
     Income before gain on sale of shopping center
       property and extraordinary items                     36,106,896       20,641,084       88,219,327       62,046,245

Gain on sale of shopping center property                          --               --            901,249          243,995
                                                         -------------    -------------    -------------    -------------

     Income before extraordinary items                      36,106,896       20,641,084       89,120,576       62,290,240

Extraordinary items                                         (4,851,528)            --         (4,851,528)            --
                                                         -------------    -------------    -------------    -------------
     Net Income                                          $  31,255,368    $  20,641,084    $  84,269,048    $  62,290,240
                                                         =============    =============    =============    =============
     Net income applicable to common shares              $  23,357,687    $  16,031,659    $  66,717,893    $  48,461,965
                                                         =============    =============    =============    =============
     Per common share:
           Income before extraordinary items
               Basic                                             $0.50            $0.44            $1.52          $1.33
                                                                 -----            -----            -----          -----
               Diluted                                           $0.49            $0.43            $1.50          $1.32
                                                                 -----            -----            -----          -----
           Net income
               Basic                                             $0.41            $0.44            $1.42          $1.33
                                                                 -----            -----            -----          -----
               Diluted                                           $0.41            $0.43            $1.40          $1.32
                                                                 -----            -----            -----          -----



        The accompanying notes are an integral part of these condensed consolidated financial statements.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months ended September 30, 1998 and 1997
                      ----------------------------------


                                                                                   1998              1997
                                                                              ---------------   ---------------
Cash flow provided by operations                                                $125,184,553      $100,186,622
                                                                              ---------------   ---------------
Cash flow from investing activities:
     Acquisition of and improvements to real estate                             (468,794,078)     (173,518,344)
     Investment in marketable securities                                          (7,930,449)       (1,968,889)
     Acquisition of real estate through joint venture investment                 (18,663,994)         (907,068)
     Advances to affiliated companies                                                      -       (12,036,000)
     Investment in mortgage loans receivable                                      (1,980,760)                -
     Repayment of mortgage loans receivable                                        1,456,200                 -
     Construction advance to real estate joint ventures                           (1,673,778)                -
     Proceeds from disposition of shopping center property                         2,300,000         1,550,000
                                                                              ---------------   ---------------
           Net cash flow used for investing activities                          (495,286,859)     (186,880,301)
                                                                              ---------------   ---------------
Cash flow from financing activities:
    Principal payments on debt, excluding
        normal amortization of rental
        property debt                                                            (61,807,502)       (4,650,000)
    Principal payments on rental property
       debt                                                                       (3,317,926)         (860,754)
    Proceeds from mortgage financing                                               9,000,000                 -
    Proceeds from issuance of medium-term notes                                  290,000,000       100,000,000
    Repayment of medium-term notes                                               (50,000,000)                -
    Borrowings under revolving credit facilities                                 220,000,000                 -
    Repayment of borrowings under revolving credit facilities                   (145,000,000)                -
    Dividends paid                                                               (75,385,211)      (60,583,605)
    Proceeds from issuance of stock                                              186,415,651       138,008,781
                                                                              ---------------   ---------------
            Net cash flow provided by financing activities                       369,905,012       171,914,422
                                                                              ---------------   ---------------
            Change in cash and cash equivalents                                     (197,294)       85,220,743
Cash and cash equivalents, beginning of period                                    30,978,178        37,425,206
                                                                              ---------------   ---------------
Cash and cash equivalents, end of period                                        $ 30,780,884      $122,645,949
                                                                              ===============   ===============
Interest paid during the period                                                 $ 32,205,190      $ 17,050,469
                                                                              ===============   ===============
Supplemental schedule of noncash investing/financing activity:
   Acquisition of real estate interests by issuance of common stock,
   preferred stock, and assumption of debt                                      $977,541,812      $ 59,235,192
                                                                              ===============   ===============
  Declaration of dividends paid in succeeding period                             $33,661,066      $ 20,524,382
                                                                              ===============   ===============



        The accompanying notes are an integral part of these condensed consolidated financial statements.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES

                              NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS
                                _____________


1.       Interim Financial Statements

         The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation (the "Company"), its subsidiaries, all of which are wholly owned, and all majority-owned partnerships. The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K.

         Certain account balances in the accompanying Condensed Consolidated Balance Sheet as of December 31, 1997, have been reclassified to conform to the current year presentation.

2.       Common Stock Offerings

         During April and May 1998, the Company completed the sale of an aggregate 3,039,507 shares of common stock in five separate transactions consisting of (i) a primary public stock offering of 460,000 shares of common stock priced at $36.0625 per share, and (ii) four direct placements of 415,945 shares, 546,075 shares, 837,000 shares and 780,487 shares of common stock priced at $36.0625, $36.625, $36.25 and $38.4375 per share, respectively.

         The shares of common stock sold in the direct placements were deposited in separate unit investment trusts. The net proceeds from these offerings totaling approximately $106.0 million (after related transaction costs of approximately $5.9 million) were used for general corporate purposes, including the acquisition of interests in neighborhood and community shopping centers and the expansion and improvement of certain properties in the Company's portfolio.

         During July 1998, the Company completed the sale of an aggregate 1,315,498 shares of common stock in three separate transactions consisting of
(i) a primary public stock offering of 510,000 shares of common stock priced at $39.4375 per share, and (ii) two direct placements of 375,000 and 430,498 shares of common stock priced at $38.2575 and $38.56 per share, respectively. The net proceeds from these offerings totaling approximately $49.9 million (after related transaction costs of approximately $1.2) were used for general corporate purposes, including the acquisition of neighborhood and community shopping centers and the expansion and improvement of certain properties in the Company's portfolio.

         During September 1998, the Company completed the sale of an aggregate 750,000 shares of common stock priced at $38.75 per share in a primary public stock offering. In addition, during October 1998, the Company sold an additional 112,500 shares of common stock pursuant to an election by the underwriter to exercise, in full, their over-allotment option. The net proceeds from these sales of common stock, total approximately $31.6 million (after related transaction costs of approximately $1.8 million). The net proceeds have been used for general corporate purposes, including the acquisition of neighborhood and community shopping centers and the expansion and improvement of certain properties in the Company's portfolio.


3.       Property Acquisitions

         During the nine months ended September 30, 1998, the Company and its affiliates acquired interests in 19 neighborhood and community shopping center properties comprising approximately 2.2 million square feet of gross leasable area ("GLA") in 11 states for an aggregate purchase price of approximately $186.7 million, including the assumption of approximately $20.8 million in mortgage debt.


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

         During the nine months ended September 30, 1998, the Company has invested approximately $19.0 million in a partnership which has acquired and leased-back 11 automotive dealerships. The Company has a 50% interest in this partnership.


5.       Venture Stores, Inc. Properties Acquisitions


         On July 1, 1998, certain subsidiaries of the Company acquired a portfolio of 30 fee and leasehold positions from Metropolitan Life Insurance Company ("Met Life") consisting of 29 neighborhood and community shopping center properties and one office/distribution facility. These properties, comprising approximately 3.8 million square feet of GLA located in five states, were acquired for an aggregate purchase price of approximately $167.5 million. The properties were leased to Venture Stores, Inc. ("Venture") under a single master lease agreement.

On July 17, 1998, the Company acquired Venture's leasehold position at 88 locations, including the 30 locations acquired from Met Life, 56 locations pursuant to two unitary leases currently in place with the Company and two other locations. The purchase price for the leasehold positions is $95 million, less certain closing adjustments, but is subject to upward adjustment based on the Company's ability to re-tenant the properties over a two year period. At closing, the Company made an initial cash payment to Venture of approximately $50 million. Simultaneous with this transaction, the Company leased 46 of these locations to a national retailer.

         During August 1998, the Company acquired from Venture five additional leasehold positions, including two leases already in place with the Company, for an aggregate purchase price of approximately $2.2 million. Simultaneous with this transaction, the Company leased these five locations, along with five other former Venture spaces, to a national retailer.

         The Company has leased 74 of the 93 former Venture locations acquired in the above transactions. The Company is currently negotiating with other major retailers concerning the re-tenanting of the remaining locations.


6.       Property Dispositions

         During January 1998, the Company disposed of a shopping center property in Pinellas Park, FL. Cash proceeds from the disposition totaling $2.3 million, together with an additional $7.1 million cash investment, were used to acquire an exchange shopping center property located in Cranston, RI during March 1998.

7.       Debt Financings

         During June 1998, the Company issued $100 million of unsecured medium-term notes ("MTNs"). These MTNs mature in June 2005 and bear interest at a fixed rate of 6.73% per annum. The Company issued an additional $30 million of MTNs during July 1998. These MTNs mature in July 2006 and bear interest at a fixed rate of 6.93% per annum.

         During August 1998, the Company issued $60 million of floating rate MTNs. These floating rate MTNs mature in August 2000 and bear interest at LIBOR plus .15% per annum. Interest on these MTNs resets and is payable for each quarter at the end of such quarter. Concurrent with this issuance, the Company entered into an interest rate swap agreement for the term of these MTNs which effectively fixed the interest rate on these MTNs at 5.91% per annum. The proceeds from this MTN issuance were used to prepay certain mortgage loans with a principal amount of approximately $57 million bearing interest at 10.54% per annum plus prepayment premiums of approximately $4.9 million.

         Additionally, during August 1998, the Company issued $100 million of remarketed reset notes under our MTN program. The remarketed reset notes mature in August 2008 and bear interest initially at a floating rate of LIBOR plus .30% per annum. Interest on these notes resets and is payable for each quarter at the end of such quarter. After an initial period of one year, the interest rate spread applicable to each subsequent period will be determined pursuant to a Remarketing Agreement between the Company and a financial institution, as the remarketing agent. Concurrent with this issuance, the Company entered into an interest rate swap agreement which effectively fixed the interest rate at 5.92% per annum during the initial one year period. The proceeds from the MTN issuance were used, in part, to repay $50 million MTNs that matured in July 1998.


8.       Price REIT Merger

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

9.       Investment in Retail Store Leases

         Income from the investment in retail store leases for the nine months ended September 30, 1998 and 1997 represents sublease revenues of approximately $15.1 million and $15.8 million, respectively, less related expenses of $11.1 million and

$11.5 million, respectively, and amounts, which in management's estimation, reasonably provide for the recovery of the investment over a period representing the expected remaining term of the retail store leases.


10.      Net Income Per Common Share


         The following table sets forth the basic and diluted weighted average numbers of common shares outstanding for each period used in the calculation of basic and diluted net income per common share:

                                             Three Months Ended               Nine Months Ended
                                    Sept. 30, 1998   Sept. 30, 1997   Sept. 30, 1998   Sept. 30, 1997
                                    --------------   --------------   --------------   --------------

Basic EPS - weighted
 average number of common
 shares outstanding                    56,697,990       36,633,269       47,138,161       36,375,024

Effect of dilutive securities -
 stock options                            566,348          451,719          564,871          461,047
                                       ----------       ----------       ----------       ----------

Diluted EPS - weighted
 average number of Common shares       57,264,338       37,084,988       47,703,032       36,836,071
                                       ==========       ==========       ==========       ==========



         The effect of the conversion of the Class D Preferred Stock would have an anti-dilutive effect upon the calculation of net income per common share. Accordingly, the impact of such conversion has not been included in the determination of diluted net income per common share.

11.      Pro Forma Financial Information

         As discussed in Notes 3, 5, 6 and 8, the Company and certain of its affiliates acquired and disposed of interests in certain shopping center properties during the nine months ended September 30, 1998. The pro forma financial information set forth below is based upon the Company's historical Condensed Consolidated Statements of Income for the nine months ended September 30, 1998 and 1997, adjusted to give effect to these transactions as of January 1, 1997.

         The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred as of January 1, 1997, nor does it purport to represent the results of future operations. (Amounts presented in millions, except per share figures).

                                       Nine Months Ended September 30,
                                               1998      1997
                                               ----      ----
Revenues from rental property                $293.1     $247.6
Income before extraordinary items            $110.7     $102.3
Net Income                                   $105.9     $102.3
Per common share:
    Income before extraordinary items:
              Basic                          $1.60      $1.63
                                             ======     ======
              Diluted                        $1.58      $1.61
                                             ======     ======
    Net income:
              Basic                          $1.51      $1.63
                                             ======     ======
              Diluted                        $1.49      $1.61
                                             ======     ======

 12.     Extraordinary Items

         During September 1998, the Company repaid certain mortgage loans resulting in an extraordinary charge of approximately $4.9 million, or on a per-basic share basis $.09 and $.10 for the three and nine month periods ended September 30, 1998, respectively. This extraordinary charge represents the premiums paid in connection with the early satisfaction of certain mortgage loans.

13.       Subsequent Events:

Pursuant to the terms of Price REIT purchase agreement dated May 18, 1998 between the Company, Price REIT and the purchaser of the Class E Preferred Stock, the Class E Preferred Stock is redeemable at the option of the Company for 150 days after the effective time of the Merger at a price equal to the liquidation preference plus accrued and unpaid dividends. On November 5, 1998, the Company exercised its option and redeemed the 65,000 shares of Class E Preferred Stock, represented by 650,000 Class E Depositary Shares for $65,000,000, representing the liquidation preference and approximately $65,000 of accrued dividends.

On November 5, 1998, the Company, through special purpose entities, obtained mortgage financing aggregating approximately $182.5 million at a fixed interest rate of 6.585% for the term of the loans on 10 of its properties. The mortgages consist of individual, non-recourse, non-cross collateralized first mortgages.

On November 10, 1998 the Company completed the sale of an aggregate 820,000 shares of common stock in two separate transactions consisting of two primary public stock offerings of 650,000 and 170,000 shares of common stock each priced at $39.6875 per share. The net proceeds from these sales of common stock totaled approximately $31 million (after related transaction costs of $1.5 million).

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

                    Form 8-K -

         A current report on Form 8-K was filed on July 9, 1998 to disclose certain historical and pro forma financial information for certain properties acquired from the Metropolitan Life Insurance Company on July 1, 1998.

         A current report on Form 8-K was filed on August 10, 1998 to disclose certain historical financial information for certain properties acquired in May and July 1998 and pro forma information for (i) all shopping center acquisitions acquired from January 1998 through July 1998, and (ii) the Price REIT, Inc. merger.

         A current report on Form 8-K was filed on August 19, 1998 to disclose updated pro forma information for (i) all shopping center acquisitions acquired from January 1998 through July 1998, and (ii) the Price REIT, Inc. merger.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                  KIMCO REALTY CORPORATION




November 13, 1998                                 /s/  Milton Cooper
--------------------                              ------------------
(Date)                                            Milton Cooper
                                                  Chairman of the Board





November 13 , 1998                                /s/  Michael V. Pappagallo
--------------------                              --------------------------
(Date)                                            Michael V. Pappagallo
                                                  Chief Financial Officer