Form 10-K405
period 1998-12-31
KIMCO REALTY CORP
filed 1999-03-30
CIK 879101

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K

(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 1998

                                     OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from __________ to __________

Commission file number 1-10899
                       ---------------------------------------------------
                           Kimco Realty Corporation
--------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Maryland                                13-2744380
-------------------------------     --------------------------------------
  (State of incorporation)             (I.R.S. Employer Identification No.)

3333 New Hyde Park Road, New Hyde Park, NY            11042-0020
--------------------------------------------------------------------------
(Address of principal executive offices)                Zip Code

Registrant's telephone number, including area code (516)869-9000
Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on
       Title of each class                        which registered
       -------------------                    ------------------------

Common Stock, par value $.01 per share         New York Stock Exchange
--------------------------------------         ------------------------

Depositary Shares, each representing
one-tenth of a share of 7-3/4% Class A
Cumulative Redeemable Preferred Stock,
par value $1.00 per share.                     New York Stock Exchange
--------------------------                     ------------------------

Depositary Shares, each representing
one-tenth of a share of 8-1/2% Class B
Cumulative Redeemable Preferred Stock,
par value $1.00 per share.                     New York Stock Exchange
--------------------------                     ------------------------

Depositary Shares, each representing
one-tenth of a share of 8-3/8% Class C
Cumulative Redeemable Preferred Stock,
par value $1.00 per share.                     New York Stock Exchange
--------------------------                     ------------------------

Depositary Shares, each representing
one-tenth of a share of 7-1/2% Class D
Cumulative Convertible Preferred Stock,
par value $1.00 per share.                     New York Stock Exchange
--------------------------                     ------------------------

Securities registered pursuant to Section 12(g) of the Act:
                                   None
--------------------------------------------------------------------
                               (Title of class)

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---
         The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $2.0 billion based upon the closing price on the New York Stock Exchange for such stock on March 1, 1999.

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                    60,168,783 shares as of March 1, 1999.

                     DOCUMENTS INCORPORATED BY REFERENCE


Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on May 20, 1999.

Index to Exhibits begins on page 37.

                              TABLE OF CONTENTS

                                                                        Form
                                                                        10-K
                                                                       Report
Item No.                                                                Page
--------                                                               ------
                                    PART I

 1.      Business . . . . . . . . . . . . . . . . . . . . . . . . . .    4

 2.      Properties . . . . . . . . . . . . . . . . . . . . . . . . .   15

 3.      Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .   16

 4.      Submission of Matters to a Vote of Security Holders  . . . .   16

         Executive Officers of the Registrant . . . . . . . . . . . .   25


                                   PART II

 5.      Market for the Registrant's Common Equity
           and Related Shareholder Matters  . . . . . . . . . . . . .   27

 6.      Selected Financial Data  . . . . . . . . . . . . . . . . . .   28

 7.      Management's Discussion and Analysis of Financial
           Condition and Results of Operations  . . . . . . . . . . .   30

7A.      Quantitative and Qualitative Disclosures About Market Risk. .  34

 8.      Financial Statements and Supplementary Data  . . . . . . . .   34

 9.      Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure  . . . . . . . . . . .   34



                                   PART III

10.      Directors and Executive Officers of the Registrant . . . . .   35

11.      Executive Compensation . . . . . . . . . . . . . . . . . . .   35

12.      Security Ownership of Certain Beneficial Owners and
           Management . . . . . . . . . . . . . . . . . . . . . . . .   35

13.      Certain Relationships and Related Transactions . . . . . . .   35



                                   PART IV

14.      Exhibits, Financial Statements, Schedules and Reports on
           Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .   36

                                    PART I


                          FORWARD-LOOKING STATEMENTS


This annual report on Form 10-K, together with other statements and information publicly disseminated by Kimco Realty Corporation (the "Company"or "Kimco") contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company's control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to,(i) general economic and local real estate conditions, (ii) financing risks, such as the inability to obtain equity or debt financing on favorable terms, (iii) changes in governmental laws and regulations, (iv) the level and volatility of interest rates (v) the availability of suitable acquisition opportunities and (vi) increases in operating costs. Accordingly, there is no assurance that the Company's expectations will be realized.

Item 1.  Business

General Kimco Realty Corporation is one of the nation's largest owners and operators of neighborhood and community shopping centers. As of March 1, 1999, the Company's portfolio was comprised of 440 property interests including 368 neighborhood and community shopping center properties, two regional malls, 60 retail store leases, three parcels of undeveloped land, one distribution center, one stand-alone retail warehouse and five projects under development comprising a total of approximately 57.2 million square feet of leasable space located in 40 states. The Company believes its portfolio of neighborhood and community shopping center properties is the largest (measured by gross leasable area, "GLA") currently held by any publicly-traded real estate investment trust ("REIT"). The Company is a self-administered REIT and manages its properties through present management, which has owned and operated neighborhood and community shopping centers for more than 30 years. The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties.

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

The Company's growth through its first fifteen years resulted primarily from the ground-up development and construction of its shopping centers. By 1981, the Company had assembled a portfolio of 77 properties that provided an established source of income and positioned the Company for an expansion of its asset base. At that time, the Company revised its strategy to focus on the acquisition of existing shopping centers because it believed that better opportunities existed to create value through the redevelopment and re-tenanting of existing shopping centers. Furthermore, the Company's management believed that existing properties with below market-rate leases were available in the market at attractive prices. As a result of this strategy, the Company has developed only two of the 291 neighborhood and community shopping centers added to the portfolio since 1981, as compared with 68 of the 77 properties owned prior to that time.

During 1998, the Company, through a merger transaction, completed the acquisition of The Price REIT, Inc., a Maryland corporation (the "Price REIT") (see Recent Developments - Price REIT Merger). Prior to the merger, Price REIT was a self-administered and self-managed equity REIT that was primarily focused on the acquisition, development, management and redevelopment of large retail community shopping center properties concentrated in the western part of the United States. With the completion of the Price REIT merger, the Company expanded its presence in certain western states including California, Arizona and Washington. In addition, Price REIT had strong ground-up development capabilities. These development capabilities, coupled with the Company's own construction management expertise, provides the Company, on a selective basis, the ability to pursue ground-up development opportunities.

Investment and Operating Strategy The Company's investment objective has been to increase cash flow, current income and, consequently, the value of its existing portfolio of properties, and to seek continued growth through (i) the strategic re-tenanting, renovation and expansion of its existing centers, (ii) the selective acquisition of established income-producing real estate properties and properties requiring significant re-tenanting and redevelopment, primarily in neighborhood and community shopping centers and
(iii)the selective acquisition of land parcels for the development of neighborhood and community shopping centers in geographic regions in which the Company presently operates. The Company intends to consider investments in other real estate sectors and in geographic markets where it does not presently operate should suitable opportunities arise.

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

The Company emphasizes equity real estate investments, but may, at its discretion, invest in mortgages, other real estate interests and other investments. The mortgages in which the Company may invest may be either first mortgages, junior mortgages or other mortgage-related securities.

The Company may legally invest in the securities of other issuers, for the purpose, among others, of exercising control over such entities, subject to the gross income and asset tests necessary for REIT qualification. The Company may, on a selective basis, acquire all or substantially all securities or assets of other REITs or similar entities where such investments would be consistent with the Company's investment policies. In any event, the Company does not intend that its investments in securities will require it to register as an "investment company" under the Investment Company Act of 1940. The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. At December 31, 1998, the Company's single largest neighborhood and community shopping center accounted for only 1.5% of the Company's annualized base rental revenues and only 1.0% of the Company's total shopping center GLA. At December 31, 1998, the Company's five largest tenants include Kmart Corporation, The Home Depot, Kohls, Toys/Kids R' Us and TJX Companies, which represent approximately 13.7%, 3.0%, 2.5%, 1.8% and 1.5%, respectively, of the Company's annualized base rental revenues.

The Company intends to maintain a conservative debt capitalization with a ratio of debt to total market capitalization of approximately 50% or less. As of December 31, 1998, the Company had a debt to total market capitalization ratio of approximately 32%.

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

The Company's policies with respect to the aforementioned activities may be reviewed and modified from time to time by the Company's Board of Directors without the vote of the Company's stockholders.

Competition As one of the original participants in the growth of the shopping center industry and one of the nation's largest owners and operators of neighborhood and community shopping centers, the Company has established close relationships with a large number of major national and regional retailers and maintains a broad network of industry contacts. Management is associated with and/or actively participates in many shopping center and REIT industry organizations. Notwithstanding these relationships, there are numerous commercial developers, real estate companies, financial institutions and other investors that compete with the Company in seeking properties for acquisition and tenants who will lease space in these properties.

Capital Resources Since the completion of the Company's IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $1.9 billion for the purposes of repaying indebtedness, acquiring interests in neighborhood and community shopping centers and for expanding and improving properties in the portfolio.

During August 1998, the Company established a $215 million, unsecured revolving credit facility, which is scheduled to expire in August 2001. This credit facility, which replaced both the Company's $100 million unsecured revolving credit facility and $150 million interim credit facility, has made available funds to both finance the purchase of properties and meet any short-term working capital requirements. As of December 31, 1998 there were no borrowings outstanding under the Company's unsecured revolving credit facility.

The Company has also implemented a $200 million medium-term notes program (the "MTN program") pursuant to which it may from time to time offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs, and (ii) managing the Company's debt maturities. (See Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

In addition to the public debt and equity markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties. As of December 31, 1998, the Company had over 300 unencumbered property interests in its portfolio.

Additionally, on August 31, 1998, the Company filed a shelf registration on Form S-3 for up to $750 million of debt securities, preferred stock, depositary shares, common stock and common stock warrants. As of March 1, 1999, the Company had approximately $493.2 million available for issuance under this shelf registration statement.

It is management's intention that the Company continually have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage financings in a manner consistent with its intention to operate with a conservative debt capitalization policy.

The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.

Inflation and Other Business Issues Many of the Company's leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive payment of additional rent calculated as a percentage of tenants' gross sales above predetermined thresholds ("Percentage Rents"), which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses include increases in the consumer price index or similar inflation indices. In addition, many of the Company's leases are for terms of less than 10 years, which permits the Company to seek to increase rents upon renewal to market rates. Most of the Company's leases require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. The Company periodically evaluates its exposure to short-term interest rates and will, from time to time, enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt.

As an owner of real estate, the Company is subject to risks arising in connection with the underlying real estate, including, among other factors, defaults or nonrenewal of tenant leases, the financial condition and stability of tenants, retailing trends, environmental matters and changes in real estate and zoning laws. The success of the Company also depends upon trends in the economy, including, but not limited to, interest rates, the availability of financing and capital on satisfactory terms, income tax laws, governmental regulations and legislation and population trends.

Operating Practices Nearly all operating functions, including leasing, legal, construction, data processing, maintenance, finance and accounting, are administered by the Company from its executive offices in New Hyde Park, New York. The Company believes it is critical to have a management presence in its principal areas of operation; accordingly, the Company also maintains regional offices in Boca Raton, Orlando and Tampa, Florida; Philadelphia, Pennsylvania; Dayton and Cleveland, Ohio; Chicago, Illinois; Charlotte, North Carolina; Phoenix, Arizona and Los Angeles, California. A total of 199 persons are employed at the Company's executive and regional offices.

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

The Company also employs a total of 59 persons at several of its larger properties in order to more effectively administer its maintenance and security responsibilities.

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

Recent Developments

Price REIT Merger --

On January 13, 1998, the Company, REIT Sub, Inc., a Maryland corporation and a wholly owned subsidiary of the Company ("Merger Sub") and Price REIT, signed a definitive Agreement and Plan of Merger dated January 13, 1998, as amended March 5, 1998 and May 14, 1998 (the "Merger Agreement"). On June 19, 1998, upon approval by the shareholders of the Company and Price REIT, Price REIT was merged into Merger Sub, whereupon the separate existence of Price REIT ceased (the "Merger").

In connection with the Merger, the Company acquired interests in 43 properties, located in 17 states, consisting of 39 retail community centers, one stand-alone retail warehouse, one project under development and two undeveloped land parcels, containing approximately 8.0 million square feet of GLA. The overall occupancy rate of the retail community centers was approximately 98%.

For financial reporting purposes, the Merger was accounted for under the purchase method of accounting. Under the terms of the Merger Agreement each share of Price REIT common stock was exchanged for one share of Kimco common stock and .36 shares of depositary shares (the "Class D Depositary Shares"), each Class D Depositary Share representing a one-tenth fractional interest in a new issue of Kimco 7.5% Class D Cumulative Convertible Preferred Stock, par value $1.00 per share (the "Class D Preferred Stock"). On June 19, 1998, the Company issued 11,921,992 shares of its common stock and 429,159 shares of Class D Preferred Stock (represented by 4,291,590 Class D Depositary Shares) in connection with the Merger. The total Merger consideration was approximately $960 million, including the assumption of approximately $310 million of debt. Management has allocated the purchase price based on the fair value of assets and liabilities assumed. Such allocations are based on preliminary estimates, and are subject to revision.

Additionally, in connection with the Merger, on May 18,1998, the Company entered into a purchase agreement with Price REIT and LB I Group Inc., an affiliate of Lehman Brothers Inc. ("LB I"), under which LB I agreed to purchase $65 million Class A Floating Rate Cumulative Preferred Stock of Price REIT ("Price REIT Preferred Stock"). In connection with the purchase agreement, Price REIT issued 65,000 shares of Price REIT Preferred Stock to LB I (with a total liquidation preference and purchase price of $65 million). As part of the Merger, the Company assumed Price REIT's obligations under the purchase agreement and, as part of the Merger consideration, the Price REIT Preferred Stock was exchanged for 650,000 depositary shares (the "Class E Depositary Shares"), each representing a one-tenth fractional interest in 65,000 shares of a new issue of Kimco Floating Rate Class E Cumulative Redeemable Preferred Stock, par value $1.00 per share (the "Class E Preferred Stock").

Dividends on the Class D Depositary Shares are cumulative and payable quarterly in arrears at the rate per depositary share equal to the greater of
(i) 7.5% per annum based on a $25 per share initial value, or $1.875 per share, or (ii) the cash dividends on the shares of the Company's common stock into which a Class D Depositary Share is convertible plus $.0275 per quarter. The Class D Depositary Shares are convertible at any time into the Company's common stock at a conversion price of $40.25 per share of common stock or a conversion rate of 0.62112 for each Class D Depositary Share. The Class D Depositary Shares may be redeemed in whole, or from time to time, in part, on any date on or after June 19, 2001 at the option of the Company if, for any 20 trading days within any period of 30 consecutive trading days, including the last trading day of such period, the average closing price per share of the Company's common stock exceeds 120% of the conversion price or $48.30 per share.

The dividend rate on the Class E Preferred Stock was equal to LIBOR plus 2% per annum, adjusted quarterly, and had an initial dividend rate of 7.68% per annum. The Class E Preferred Stock was redeemable at the option of the Company for 150 days after its issuance at a price equal to the liquidation preference of $1,000 per share plus accrued and unpaid dividends. The Company exercised its option in November 1998 to redeem all of the Class E Preferred Stock for $65.065 million, representing the liquidation preference of $65 million and approximately $65,000 of accrued dividends. (See Note 3 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

Shopping Center Acquisitions -

In January 1998, the Company acquired seven properties, in separate transactions, consisting of: (i) Village on the Park I and II, adjoining shopping centers located in Aurora, Colorado, which are anchored by TJ Maxx and contain approximately 146,000 square feet of GLA; (ii) Phar-Mor Plaza, located in Englewood, Colorado, which is anchored by Phar-Mor and contains approximately 80,000 square feet of GLA; (iii) Heritage West Shopping Center, located in Lakewood, Colorado, which is anchored by Safeway Stores and contains approximately 83,000 square feet of GLA; (iv) Quincy Place Shopping Center, located in Aurora, Colorado, which is anchored by Blockbuster and contains approximately 44,000 square feet of GLA; (v) Spring Creek Shopping Center, located in Colorado Springs, Colorado, which is anchored by Cub Foods and contains approximately 108,000 square feet of GLA; (vi) East Bank Shopping Center, located in Aurora, Colorado, which is anchored by Albertson's and contains approximately 111,000 square feet of GLA; and (vii) West 38th Street Shopping Center, a single tenant property, located in Denver, Colorado, occupied by Payless Drugs comprising approximately 18,000 square feet of GLA. These properties were acquired for an aggregate purchase price of approximately $43.9 million, including the assumption of approximately $1.4 million and $2.8 million of mortgage debt encumbering Phar-Mor Plaza and Quincy Place Shopping Center, respectively.

In February 1998, the Company acquired The Shoppes at West Melbourne, located in West Melbourne, Florida, for a purchase price of approximately $11.0 million. The shopping center contains approximately 148,000 square feet of GLA and is anchored by Service Merchandise.

In March 1998, the Company acquired three properties, in separate transactions, consisting of (i) Marshalls Plaza, (ii) South Plains Plaza and
(iii) Poca Fiesta Shopping Center. Marshalls Plaza, located in Cranston, Rhode Island, is anchored by Marshalls and contains approximately 130,000 square feet of GLA. South Plains Plaza, located in Lubbock, Texas, is anchored by PetsMart and OfficeMax and contains approximately 108,000 square feet of GLA. Poca Fiesta Shopping Center, located in Mesa, Arizona, is anchored by Ross Stores, and contains approximately 136,000 square feet of GLA. These properties were acquired for an aggregate purchase price of approximately $33.5 million, including the assumption of approximately $6.6 million and $10.0 million of mortgage debt encumbering South Plains Plaza and Poca Fiesta Shopping Center, respectively.

In April 1998, the Company acquired Wellington Park Shopping Center for a purchase price of approximately $10.9 million. Wellington Park Shopping Center, located in Cary, North Carolina, is anchored by Lowes Food and contains approximately 103,000 square feet of GLA.

In May 1998, the Company acquired three properties, Bayshore Gardens Shopping Center, Lafayette Marketplace and the Phar-Mor building, in separate transactions, for an aggregate purchase price of approximately $37.1 million, which included the issuance of partnership units valued at approximately $5.0 million in connection with the Bayshore Gardens acquisition. Bayshore Gardens Shopping Center, located in Bradenton, Florida, is anchored by Publix and TJ Maxx, and contains approximately 163,000 square feet of GLA. Lafayette Marketplace, located in Lafayette, Indiana, is anchored by Michaels and Staples, and contains approximately 190,000 square feet of GLA. The Phar-Mor building, located in Greenville, South Carolina, is a 60,000 square foot building adjacent to a property previously acquired by the Company in December 1997 and is occupied by Phar-Mor.

In July 1998, the Company acquired, in separate transactions, three neighborhood and community shopping centers comprising approximately 381,000 square feet of GLA in three states, for an aggregate purchase price of approximately $35.3 million. The properties acquired include (i) Shoppes at Rivergate, (ii)Center of the Hills and (iii) Juan Tabo Plaza. Shoppes at Rivergate, located in Goodlettsville, Tennessee, is anchored by Uptons Department Store and Stein Mart and contains approximately 171,000 square feet of GLA. Center of the Hills, located in Austin, Texas, is anchored by H.E.B. Grocery and contains approximately 153,000 square feet of GLA. Juan Tabo Plaza, located in Albuquerque, New Mexico, is anchored by Walgreens and contains approximately 57,000 square feet of GLA.

In September, 1998, the Company acquired Northwest Square located in Columbus, Ohio for approximately $15.1 million. This shopping center is anchored by Borders Books and contains approximately 113,000 square feet of GLA.

In October 1998, the Company acquired 3 shopping centers, in separate transactions, for approximately $51.0 million, including the assumption of approximately $28.4 million of mortgage debt in connection with two of the acquisitions. The properties acquired include (i) Oak Park Commons located in Plainfield, New Jersey; (ii) Trolley Station, located in Memphis, Tennessee and (iii) Vista Ridge Plaza, located in Lewisville, Texas. Oak Park Commons is anchored by A&P Supermarkets and Sears Hardware, and contains approximately 137,000 square feet of GLA. Trolley Station is anchored by Toys R' Us and OfficeMax, and contains approximately 167,000 square feet of GLA. Vista Ridge Plaza is anchored by Drug Emporium and contains approximately 94,000 square feet of GLA.

During November, 1998, the Company acquired Westgate Plaza and North Point Shopping Center, in separate transactions, for an aggregate purchase price of approximately $33.0 million, $22.1 million of which was financed with mortgage debt on one of the properties. Westgate Plaza, located in Amarillo, Texas, is anchored by Kmart and Builders Square, and contains approximately 238,000 square feet of GLA. North Point Shopping Center, located in Joplin, Missouri, is anchored by Hobby Lobby, and contains approximately 147,000 square feet of GLA.

During December, 1998, the Company acquired three properties, in separate transactions, for an aggregate purchase price of approximately $32.2 million. Santee Town Center Promenade, located in Santee, California is anchored by Office Depot and Ross Stores, and contains approximately 97,000 square feet of GLA. Village Commons Shopping Center, located in Tallahassee, Florida, is anchored by Stein Mart and Ben Franklin and contains approximately 106,000 square feet of GLA. The Piers Shopping Center located in Port Richey, Florida, is anchored by Staples and Circuit City and contains approximately 103,000 square feet of GLA.

Venture Stores, Inc. Properties Acquisition -

In August 1997, certain subsidiaries of the Company acquired certain real estate assets from Venture Stores, Inc. ("Venture") consisting of interests in 49 fee and leasehold properties totaling approximately 5.9 million square feet of leasable area located in seven states. The aggregate price was approximately $130 million, consisting of $70.5 million in cash and the assumption of approximately $59.5 million of existing mortgage debt on certain of these properties. Simultaneously with this transaction, the Company entered into a long-term unitary net lease with Venture covering all premises occupied by Venture on these properties. As a result of this transaction, Venture was the primary or sole tenant at 60 of the Company's locations as of December 31, 1997.

In January 1998, Venture filed for protection under Chapter 11 of the United States Bankruptcy Code. On April 27, 1998, Venture announced it would discontinue its retail operations and that it had reached an agreement to sell its leasehold position at 89 locations to the Company, including 56 properties pursuant to two unitary leases already in place with the Company, 30 properties pursuant to a master lease with Metropolitan Life Insurance Company ("Metropolitan Life") and three properties leased by Venture from others. The purchase price for the leasehold positions was $95.0 million, less certain closing adjustments, but is subject to upward adjustment based on the Company's success in re-tenanting the properties over a two-year period. On July 17, 1998, the Company purchased the leasehold positions with an initial cash payment to Venture of approximately $50 million. Simultaneous with this transaction, the Company leased 46 of these locations to Kmart Corporation. As a result of these additional leases to Kmart Corporation, Kmart Corporation accounted for approximately 13.7% of the Company's annualized base rental revenues as of December 31, 1998.

The Company also reached an agreement with Metropolitan Life to purchase the 30 fee and leasehold positions which were leased by Metropolitan Life to Venture, for an aggregate purchase price of $167.5 million. This transaction was completed on July 1, 1998.

During August 1998, the Company acquired from Venture five additional leasehold positions, including two leases already in place with the Company, for an aggregate purchase price of approximately $2.2 million. Simultaneous with this transaction, the Company leased these five locations, along with five other former Venture locations, to a national retailer.

As of December 31, 1998, the Company has leased substantially all of the vacant space at 76 locations and sold 2 of the locations acquired in the above transactions (See Recent Developments - Property Dispositions). The Company is currently negotiating with other major retailers concerning the re-tenanting of the remaining locations.

The Company, as a regular part of its business operations, will continue to actively seek properties for acquisition, which have below market-rate leases or other cash flow growth potential.

Property Developments and Redevelopments -

The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace. During 1998, the Company substantially completed the redevelopment and re-tenanting of various shopping centers, most notably, its properties in Richboro, Pennsylvania; Mesa, Arizona; Upper Arlington, Ohio; Orlando, Florida and Charleston, South Carolina. The Company expended approximately $40 million in connection with its major redevelopment and re-tenanting projects during 1998. The Company is currently involved in redeveloping several other shopping centers, including its properties in Salem, New Hampshire; North Miami, Florida and Manhasset, New York. The Company anticipates its capital commitment toward these and other redevelopment projects will be approximately $30 million during 1999.

As of December 31, 1998, the Company was in progress on three ground-up development projects located in Bridgewater, New Jersey, Houston, Texas and Cedar Hill, Texas. These projects were substantially pre-leased prior to the commencement of construction. During 1998, the Company expended approximately $28.6 million in connection with the purchase of land and construction costs related to these projects. The Company anticipates its capital commitment toward these and other development projects including projects scheduled to begin in early 1999 in Chandler, Arizona and San Antonio, Texas, will be approximately $120 million during 1999.

Each development and redevelopment project represents an opportunity for the Company to capitalize on its leasing, site planning, design and construction expertise. These projects, which are currently proceeding on schedule and in line with the Company's budgeted costs, are expected to contribute to growth in the Company's funds from operations in the future.

Property Dispositions -

During January 1998, the Company disposed of a property in Pinellas Park, Florida. Proceeds from the disposition totaling approximately $2.3 million, together with an additional $7.1 million cash investment, were used to acquire an exchange shopping center property located in Cranston, Rhode Island during March 1998.

During December 1998, the Company disposed of a vacant distribution center and adjacent facility located in O'Fallon, Missouri, which were acquired as part of the Venture transactions, for $10 million, which amount approximated their net book value.

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

During January 1998, Kimco Select, through a partnership investment, acquired fee interests in three properties from a retailer in the Chicago, IL market comprising approximately 516,000 square feet of GLA for an aggregate purchase price of approximately $23.7 million. These properties include approximately 70,000 square feet of showroom space and adjoining warehouses of approximately 100,000 square feet at each location. Simultaneous with this transaction, the Company leased, to a national furniture retailer, the showroom portion of each property under individual long-term leases. The Company is currently planning the redevelopment of the warehouse portion of each property.

During 1998, Kimco Select, through a partnership investment, acquired a leasehold position and expended approximately $2.4 million to construct a 50,000 square foot ambulatory care facility, which is anchored by Wellness Place, a regional health care provider, and contains complementary retail space. This property is located in Trexlertown, Pennsylvania.

During 1997, Kimco Select through a partnership investment, acquired an interest in a multi-story building in Eastwick, PA. This 39,000 square foot property, and a 53,000 square foot property in Upper Darby, PA previously acquired, have been redeveloped as ambulatory care facilities, which are anchored by Mercy Health Corporation, a leading regional health care system and contain complementary retail space. During 1998, Kimco Select obtained mortgage financing of $9.0 million on these properties. This fixed-rate non-recourse mortgage bears interest at 7% per annum and matures in 2008. Through December 31, 1998, acquisition and redevelopment costs related to these two properties totaled approximately $13 million.

Kimco Select has also acquired (i) various first mortgage loan participations,
(ii) certain public bonds and (iii) joint venture interests in two entities which own 3 office buildings in Miami, FL. The aggregate acquisition costs related to these investments was approximately $4.3 million.

Other Transactions -

During 1998, the Company invested approximately $19.0 million in a partnership which acquired and leased-back 11 automotive dealerships. The Company has a 50% interest in this partnership.

In December 1998, the Company invested approximately $3.6 million in a partnership which acquired a shopping center property in Bronx, New York for approximately $34 million, including mortgage debt of approximately $27 million. The Company has a 50% interest in this partnership.

In addition, the Company acquired a first mortgage on a shopping center in Manhasset, New York for approximately $21 million and has entered into a contract to acquire fee title to this property.

Financings -

Unsecured Debt. During 1998, the Company issued an aggregate principal amount of $290 million of unsecured notes under its MTN program. These unsecured notes are comprised of (i) $100 million seven-year fixed-rate notes bearing interest at 6.73% per annum and maturing in June 2005, (ii) $30 million eight-year fixed-rate notes bearing interest at 6.93% per annum and maturing in July 2006, (iii) $60 million two-year floating-rate notes bearing interest at Libor plus .15% per annum and maturing in August 2000 and (iv) $100 million ten-year Remarketed Reset notes bearing interest initially at LIBOR plus .30% and maturing in August 2008. The Company has entered into interest rate swap agreements which have effectively fixed the interest rate on the $60 million floating-rate notes and $100 million Remarketed Reset notes at 5.91% per annum and 5.92% per annum, respectively. The net proceeds from these issuances were used to repay indebtedness and for the acquisition of neighborhood and community shopping centers. (See Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

Mortgage Financing. During November 1998, the Company obtained mortgage financing aggregating approximately $272.3 million on 20 of its properties. The mortgages are non-recourse, non-cross collateralized ten-year first mortgages, which bear interest at an average fixed rate of 6.585%. These properties were financed in anticipation of the commencement of the New Investment Vehicle (See Recent Developments-New Investment Vehicle). The net proceeds from these mortgages were used primarily for the acquisition of neighborhood and community shopping centers.

Credit Facility. On August 21, 1998, the Company established a $215 million unsecured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility is scheduled to expire in August 2001. Under the terms of the Credit Facility, funds may be borrowed for general corporate purposes, including (i) funding property acquisitions and (ii) development and redevelopment costs. Interest on borrowings under the Credit Facility accrues at a spread (currently .50%) to LIBOR, which fluctuates in accordance with change in the Company's senior debt ratings. This Credit Facility replaced the Company's (i) $100 million unsecured revolving credit facility and (ii) $150 million interim credit facility.

Equity. During 1998, the Company completed 16 public stock offerings issuing an aggregate 7.6 million shares of common stock at prices ranging from $36.0625 to $39.6875 per share. The net proceeds from these sales of common stock, totaling approximately $278.3 million (after related transaction costs of approximately $11.5 million), have been used primarily for the acquisition of neighborhood and community shopping centers and the redemption of the Class E Preferred Stock issued in connection with the Merger. (See Notes 2 and 3 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

New Investment Vehicle

In view of recent market conditions, the Company has decided to explore the creation of a new entity that would invest in real estate that it believes would be more appropriately financed through greater leverage than the Company traditionally uses. These properties would include, but not be limited to, fully developed properties with strong, stable cash flows from credit-worthy retailers with long-term leases that have limited near-term potential for growth through redevelopment or re-tenanting. The Company has preliminarily established from our existing portfolio an initial portfolio of properties with an estimated net equity value of approximately $110 million for this entity. The Company has reached an agreement in principle with an institutional investor to participate in this new investment vehicle. The investors' initial capital commitment will equal the equity value of the initial portfolio to be contributed by the Company. The agreement in principle is subject to completion and final approval by the Company and the investor.

KC Holdings, Inc.

To facilitate the Company's November 1991 IPO, forty-six shopping center properties and certain other assets, together with indebtedness related thereto, were transferred to subsidiaries of KC Holdings, Inc. ("KC Holdings") a newly formed corporation that is owned by the stockholders of the Company prior to the IPO. The Company, although having no ownership interest in KC Holdings or its subsidiary companies, was granted ten-year, fixed-price options to reacquire the real estate assets owned by KC Holdings' subsidiaries, subject to any liabilities outstanding with respect to such assets at the time of an option exercise. As of December 31, 1998, KC Holdings' subsidiaries had conveyed fourteen shopping center properties back to the Company and had disposed of ten additional centers in transactions with third parties. The members of the Company's Board of Directors who are not also shareholders of KC Holdings unanimously approved the purchase of each of the fourteen shopping centers that have been reacquired by the Company from KC Holdings. (See Notes 10 and 14 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.) The Company manages 18 of KC Holdings' 22 shopping center properties pursuant to a management agreement. KC Holdings' other four shopping center properties are managed by unaffiliated joint venture partners.

Acquisition Option -

The Company holds 10-year acquisition options which expire in November 2001 to reacquire interests in the 22 shopping center properties owned by KC Holdings' subsidiaries. The option exercise prices are fixed and payable in shares of the Company's common stock or, in the event payment in the form of common stock could jeopardize the Company's status as a REIT, an equivalent value in cash. If the Company exercises its options to acquire all the remaining shopping center properties, the maximum aggregate amount payable to KC Holdings would be approximately $11.1 million, or approximately 280,000 shares of the Company's common stock (assuming shares valued at the closing price on the NYSE of $39.69 per share as of December 31, 1998). The Company would acquire the properties subject to any existing mortgage indebtedness and other liabilities on the properties. The acquisition options enable the Company to obtain any appreciation in the value of these properties over the option exercise prices, while eliminating the Company's interim exposure to leverage and operating risks.

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

Subsequent Events

Property Acquisitions / Disposition -

During January and February 1999, the Company acquired five neighborhood and community shopping center properties comprising approximately .7 million square feet of GLA for approximately $79.0 million, including the assumption of $8.5 million of mortgage debt encumbering one of the properties. These properties are primarily anchored by supermarket or discount department store tenants, including Kmart Corporation, Kroger and TJ Maxx.

The Company disposed of a property in Morrisville, PA during February 1999. Cash proceeds from the disposition totaling $1.6 million approximated the property's net book value.

Financings -

During February 1999, the Company issued $130 million 6-7/8% fixed-rate Senior Notes due 2009. Interest on the notes is payable semi-annually in arrears. The notes were sold at 99.85% of par value. Net proceeds from this issuance, totaling approximately $128.9 million, after related transaction costs of approximately $.9 million, were used, in part, to repay $100 floating-rate senior notes that matured during February 1999 and for general corporate purposes.

Exchange Listings
The Company's common stock, Class A Depositary Shares, Class B Depositary Shares, Class C Depositary Shares and Class D Depositary Shares are traded on the NYSE under the trading symbols "KIM", "KIMprA", "KIMprB", "KIMprC" and "KIMprD" respectively.

Item 2.  Properties

Real Estate Portfolio As of January 1, 1999 the Company's real estate portfolio was comprised of approximately 56.7 million square feet of GLA in 365 neighborhood and community shopping center properties, two regional malls, 61 retail store leases, three parcels of undeveloped land, one distribution center, one stand-alone retail warehouse and three projects under development, located in 40 states. Neighborhood and community shopping centers comprise the primary focus of the Company's current portfolio, representing approximately 98% of the Company's total shopping center GLA. As of January 1, 1999, approximately 91% of the Company's neighborhood and community shopping center space was leased, and the average annualized base rent per leased square foot of the neighborhood and community shopping center portfolio was $7.97.

The Company's neighborhood and community shopping center properties, generally owned and operated through subsidiaries or joint ventures, had an average size of approximately 135,000 square feet as of January 1, 1999. The Company retains its shopping centers for long-term investment and consequently pursues a program of regular physical maintenance together with major renovations and refurbishing to preserve and increase the value of its properties. These projects usually include renovating existing facades, installing uniform signage, resurfacing parking lots and enhancing parking lot lighting. During 1998, the Company capitalized approximately $6.1 million in connection with these property improvements.

The Company's neighborhood and community shopping centers are usually "anchored" by a national or regional discount department store, supermarket or drugstore. As one of the original participants in the growth of the shopping center industry and one of the nation's largest owners and operators of shopping centers, the Company has established close relationships with a large number of major national and regional retailers. National and regional companies that are tenants in the Company's shopping center properties include Kmart Corporation, Kohl's, The Home Depot, WalMart, TJX Companies, Toys/Kids R' Us, Shopko, Ames, A & P and Costco.

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

Approximately 1,600 of the Company's 4,100 leases also contain provisions requiring the payment of additional rent calculated as a percentage of tenants' gross sales above predetermined thresholds. Percentage Rents accounted for approximately 2% of the Company's revenues from rental property for the year ended December 31, 1998.

Minimum base rental revenues and operating expense reimbursements accounted for approximately 98% of the Company's total revenues from rental property for the year ended December 31, 1998. The Company's management believes that the average base rent per square foot for many of the Company's existing leases is generally lower than the prevailing market-rate base rents in the geographic regions where the Company operates, reflecting the potential for future growth.

The Company has been able to capitalize on the below market-rate leases in its existing shopping center portfolio to obtain increases in rental revenues through the renewal of leases or strategic re-tenanting of space. From January 1, 1998 to December 31, 1998, excluding the effect of (i) 1998 acquisitions and (ii) the acquisition of Price REIT, the Company increased the average base rent per leased square foot on its portfolio of neighborhood and community shopping centers from $6.31 to $7.00, an increase of $.69 per square foot, which was attributable to (i) general leasing activity within the existing portfolio and (ii) the re-leasing of the Venture locations in connection with the acquisition of 94 leasehold positions (See Recent Developments Venture Stores, Inc. Properties Acquisitions). The effect of 1998 acquisitions, including the acquisition of Price REIT which had an average rent per square foot of $10.19 at the time of the acquisition, increased the overall rent per leased square foot of the shopping center portfolio by $.97, thus bringing the average rent per leased square foot to $7.97 as of December 31, 1998. The average annual base rent per leased square foot for new leases executed in 1998 was $9.30.

The Company seeks to reduce its operating and leasing risks through geographic and tenant diversity. No single neighborhood and community shopping center accounted for more than 1.0% of the Company's total shopping center GLA or more than 1.5% of total annualized base rental revenues as of December 31, 1998. The Company's five largest tenants include Kmart Corporation, The Home Depot, Kohl's, Toys/Kids R' Us and TJX Companies, which represent approximately 13.7%, 3.0%, 2.5%, 1.8% and 1.5%, respectively, of the annualized base rental revenues at December 31, 1998. The Company maintains an active leasing and capital improvement program that, combined with the high quality of the locations, has made, in management's opinion, the Company's properties attractive to tenants.

The Company's management believes its experience in the real estate industry and its relationships with numerous national and regional tenants gives it an advantage in an industry where ownership is fragmented among a large number of property owners.

Retail Store Leases In addition to our neighborhood and community shopping centers, as of January 1, 1999, we had interests in retail store leases totaling approximately 5.5 million square feet of anchor stores in 61 neighborhood and community shopping centers located in 24 states. As of January 1, 1999, approximately 93% of the space in these anchor stores had been sublet to retailers that lease the stores under net lease agreements providing for average annualized base rental payments to us of $4.14 per square foot. Our average annualized base rental payments under our retail store leases to the land owners of such subleased stores is approximately $2.75 per square foot. The average remaining primary term of our retail store leases (and similarly the remaining primary terms of our sublease agreements with the tenants currently leasing such space) is approximately 4 years, excluding options to renew the leases for terms which generally range from 5 to 25 years.

Ground-Leased Properties The Company has 54 shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company (or an affiliated joint venture) to construct and/or operate a shopping center. The Company or the joint venture pays rent for the use of the land and generally is responsible for all costs and expenses associated with the building and improvements. At the end of these long-term leases, unless extended, the land together with all improvements revert to the land owner.

Undeveloped Land The Company owns certain unimproved land tracts that it intends to develop as new shopping centers (See Recent Developments - Property Developments and Redevelopments) and owns parcels of land adjacent to certain of its existing shopping centers that are held for possible expansion. At times, should circumstances warrant, the Company may develop or dispose of these parcels.

The table on pages 17 to 24 sets forth more specific information with respect to each of the Company's shopping center properties as of December 31, 1998.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                 PROPERTY CHART


                             YEAR              OWNERSHIP
                           DEVELOPED            INTEREST/             LAND AREA
                          OR ACQUIRED        (EXPIRATION)(2)           (ACRES)
                          -----------        ---------------           -------
ARIZONA
      GLENDALE                1998                 FEE                   40.50
      GLENDALE                1998          FEE/JOINT VENTURE            16.52
      MESA                    1998                 FEE                   19.83
      NORTH PHOENIX           1998                 FEE                   17.00
      PHOENIX (3)             1996                 FEE                   13.40
      PHOENIX                 1998                 FEE                   26.60
      PHOENIX                 1997                 FEE                   17.50
      TEMPE (5)               1998          FEE/JOINT VENTURE            20.00
      TEMPE                   1998          FEE/JOINT VENTURE            21.10

CALIFORNIA
      ALHAMBRA                1998                 FEE                   18.40
      LA MIRADA               1998                 FEE                   31.20
      ANAHEIM                 1995                 FEE                    1.04
      SANTA ANA               1998                 FEE                   12.00
      CORONA                  1998                 FEE                   58.27
      CARMICHAEL              1998                 FEE                   18.50
      CHULA VISTA             1998                 FEE                   31.30
      SANTEE                  1998                 FEE                   11.01
      OXNARD                  1998                 FEE                   14.40

COLORADO
      AURORA                  1998                 FEE                   13.81
      AURORA                  1998                 FEE                    9.92
      AURORA                  1998                 FEE                   13.90
      ENGLEWOOD               1998                 FEE                    6.48
      DENVER                  1998                 FEE                    1.45
      COLORADO SPRINGS        1998                 FEE                   10.74
      LAKEWOOD                1998                 FEE                    7.55

CONNECTICUT
      FARMINGTON              1998                 FEE                   16.90
      HAMDEN                  1997          FEE/JOINT VENTURE             7.42
      NORTH HAVEN             1998                 FEE                   31.70
      WATERBURY               1993                 FEE                   13.10

DELAWARE
      ELSMERE                 1979          GROUND LEASE(2076)           17.14

FLORIDA
      MELBOURNE               1968          GROUND LEASE(2071)           11.53
      MELBOURNE               1994                 FEE                   13.84
      WEST MELBOURNE          1998                 FEE                   13.23
      CORAL SPRINGS           1994                 FEE                    5.90
      CORAL SPRINGS           1997                 FEE                    9.80
      LAUDERDALE LAKES        1968          FEE/JOINT VENTURE            10.04
      LAUDERHILL              1978                 FEE                   15.50
      MARGATE                 1993                 FEE                   34.07
      PLANTATION              1974          FEE/JOINT VENTURE             4.59
      POMPANO BEACH           1968          FEE/JOINT VENTURE             6.55
      HOMESTEAD               1972          FEE/JOINT VENTURE            21.00
      MIAMI                   1968                 FEE                    8.23
      MIAMI                   1998          FEE/JOINT VENTURE            13.98
      MIAMI (3)               1985                 FEE                   15.92
      MIAMI                   1986                 FEE                    7.78
      SOUTH MIAMI             1995                 FEE                    5.44
      TAMPA                   1997                 FEE                   16.34
      LEESBURG                1969          GROUND LEASE(2017)            1.25
      MOUNT DORA              1997                 FEE                   12.44
      BRADENTON               1968          FEE/JOINT VENTURE             6.20
      BRADENTON               1998                 FEE                   19.63
                             LEASABLE PERCENT   MAJOR LEASE
                               AREA    LEASED   (LEASE EXPIRATION/
                             (SQ. FT)   (1)     OPTION EXPIRATION)
                             --------   ---     ------------------
ARIZONA
      GLENDALE                 337,107   100%   COSTCO(2011/2046), HOMEBASE(2008/2028), LEVITZ FURNITURE(2012/2032)
      GLENDALE                 124,325   100%   SEARS(2001/2016), MICHAELS(2003/2018), FABRI CENTER(2002/2017)
      MESA                     135,692    97%   ROSS STORES(2000/2005), HARKINS THEATRE(2005/2025), OUR HOME(2005/2015)
      NORTH PHOENIX            228,769   100%   BURLINGTON COAT FACTORY(2013/2023), COMPUTER CITY(2004/2019), MICHAELS(2007/2022)
      PHOENIX (3)              190,575    67%   HOME DEPOT(1999/2020), AUTOZONE(2003/2008)
      PHOENIX                  334,597    97%   COSTCO(2006/2041), HOMEBASE(2009/2029)
      PHOENIX                  124,052    96%   SAFEWAY(2009/2039), WALGREENS(2029)
      TEMPE (5)                     --    --
      TEMPE                    384,812   100%   HOMEBASE(2010/2025), SPORTS AUTHORITY(2009/2024)

CALIFORNIA
      ALHAMBRA                 200,634    77%   COSTCO(2006/2041), FABRI CENTER(2004/2019)
      LA MIRADA                288,471    97%   TOYS R US(2012/2032), LA FITNESS INTERNATIONAL(2012/2022)
      ANAHEIM                   15,396   100%
      SANTA ANA                134,400   100%   HOME DEPOT(2015/2035)
      CORONA                   486,958    98%   COSTCO(2007/2042), HOME DEPOT(2010/2030), LEVITZ FURNITURE(2009/2029)
      CARMICHAEL               214,914    94%   HOME DEPOT(2003/2023), SPORTS AUTHORITY(2009/2024)
      CHULA VISTA              371,023   100%   COSTCO(2006/2041), HOMEBASE(2008/2028), LEVITZ FURNITURE(2010/2030)
      SANTEE                    97,451    94%   OFFICE DEPOT(2006/2021), ROSS STORES(2004/2024), MICHAELS(2003/2018)
      OXNARD                   171,581   100%   TARGET(2003/2013), FOOD 4 LESS(2003/2008)

COLORADO
      AURORA                   145,466    91%   TJ MAXX(2002/2012), GRANTREE FURNITURE(2003), CLASSIC TREASURES(2000/2004)
      AURORA                    44,170    95%   BLOCKBUSTER(2003)
      AURORA                   111,085    91%   COOMERS(2001/2006), CROWN LIQOUR(2005/2010)
      ENGLEWOOD                 80,330   100%   PHAR MOR(2004/2019), OLD COUNTRY BUFFET(2009/2019)
      DENVER                    18,405   100%   PAYLESS DRUGS(2002/2017)
      COLORADO SPRINGS         107,798    96%   CUB FOODS(2004/2034)
      LAKEWOOD                  83,304    99%   SAFEWAY STORES(2002/2032)

CONNECTICUT
      FARMINGTON               184,981    99%   SPORTS AUTHORITY(2018/2063), LINENS & THINGS(2016/2036), BORDERS BOOKS(2018/2063)
      HAMDEN                   341,502   100%   BRADLEES(2004/2014), STEINBACH(2002/2012), BOB'S(2016/2036)
      NORTH HAVEN              331,919   100%   HOME DEPOT(2009/2029), COSTCO(2006/2041)
      WATERBURY                136,153   100%   BRADLEES(2002/2007), STOP & SHOP(2013/2043)

DELAWARE
      ELSMERE                  111,600   100%   SCHOTTENSTEIN(2008/2038)

FLORIDA
      MELBOURNE                168,797    58%   FABRI CENTER(2006/2016), WALGREENS(2045)
      MELBOURNE                131,851    76%   WINN DIXIE(2002/2027), ECKERD(2002/2022)
      WEST MELBOURNE           148,003    96%   SERVICE MERCHANDISE(2005/2035), KROGER(2004/2034), MARSHALLS(2000/2010)
      CORAL SPRINGS             46,497   100%   LINENS N THINGS(2012/2027), PIER 1 IMPORTS(2001/2011)
      CORAL SPRINGS             83,500    98%   TJ MAXX(2001/2016), BLOCKBUSTER(2006/2026)
      LAUDERDALE LAKES         112,476    99%   THRIFT SHOPS(2002/2012), FAMILY DOLLAR(2002/2017)
      LAUDERHILL               179,726    91%   BABIES R US(2004/2014), PARTY CITY(2007/2017)
      MARGATE                  256,030    95%   PUBLIX(2008/2028), OFFICE DEPOT(2000/2020)
      PLANTATION                60,414   100%   WHOLE FOODS(2009/2019)
      POMPANO BEACH             63,838   100%
      HOMESTEAD                160,819    93%   PUBLIX(2014/2034), OFFICEMAX(2013/2028), ECKERD(2002/2012)
      MIAMI                    104,968   100%   KMART(2009/2029),  WALGREENS(1999)
      MIAMI                     74,973    98%   BABIES R US(2006/2021)
      MIAMI (3)                 83,275   100%   PUBLIX(2019/2039), WALGREENS(2058)
      MIAMI                     81,780   100%   PUBLIX(2009/2029), WALGREENS(2018)
      SOUTH MIAMI               60,804    93%   KIDS R US(2016/2021), PARTY CITY(2007/2017)
      TAMPA                    109,408   100%   STAPLES(2003/2018), ROSS STORES(2002/2022)
      LEESBURG                  13,468    89%   DISCOUNT AUTO PARTS(1999/2004)
      MOUNT DORA               118,150   100%   KMART(2013/2058), PET SUPERMARKET(2003/2013)
      BRADENTON                 24,700    96%   DISCOUNT VIDEO(2002/2007)
      BRADENTON                162,997    96%   PUBLIX(2012/2032), TJ MAXX(2003/2018), FABRI CENTER(2009/2024)

                                 PROPERTY CHART

                             YEAR              OWNERSHIP
                           DEVELOPED            INTEREST/             LAND AREA
                          OR ACQUIRED        (EXPIRATION)(2)           (ACRES)
                          -----------        ---------------           -------
      OCALA                   1997                 FEE                   27.17
      STUART                  1994                 FEE                   20.67
      EAST ORLANDO            1971                 FEE                   11.63
      LAKE BARTON             1968                 FEE                    4.79
      ORLANDO                 1968          FEE/JOINT VENTURE            10.00
      ORLANDO                 1968   GROUND LEASE(2047)/JOINT VENTURE     7.75
      ORLANDO                 1994                 FEE                   28.00
      ORLANDO                 1996                 FEE                   11.70
      ALAMONTE SPRINGS        1995                 FEE                    5.58
      KISSIMMEE               1996                 FEE                   18.42
      BOCA RATON              1967                 FEE                    9.85
      RIVIERA BEACH           1968   GROUND LEASE(2066)/JOINT VENTURE     5.06
      WEST PALM BEACH         1967          FEE/JOINT VENTURE             7.57
      WEST PALM BEACH         1995                 FEE                    7.93
      NEW PORT RICHEY         1972                 FEE                    0.99
      LARGO                   1968                 FEE                   11.98
      LARGO                   1992                 FEE                   29.44
      LARGO                   1993                 FEE                    6.62
      ST. PETERSBURG          1968   GROUND LEASE(2084)/JOINT VENTURE     9.01
      WINTER HAVEN            1973          FEE/JOINT VENTURE            13.90
      PALATKA                 1970                 FEE                    8.90
      SARASOTA                1970                 FEE                   10.00
      SARASOTA                1989                 FEE                   11.98
      FERN PARK               1968                 FEE                   12.00
      ORLANDO                 1998          FEE/JOINT VENTURE            19.40
      SANFORD                 1989                 FEE                   40.90
      FT. PIERCE              1970          FEE/JOINT VENTURE            14.83
      TALLAHASSEE             1998                 FEE                   12.79
      PORT RICHEY             1998                 FEE                   15.20
      MIAMI                   1998          FEE/JOINT VENTURE             4.02
      MIAMI                   1998          FEE/JOINT VENTURE             0.26

GEORGIA
      SAVANNAH                1993                 FEE                   22.22
      MACON                   1969                 FEE                   12.30
      SAVANNAH                1995                 FEE                    9.50
      FOREST PARK             1969                 FEE                   14.21
      ATLANTA                 1988                 FEE                   19.48
      GAINESVILLE             1970          FEE/JOINT VENTURE            12.60
      AUGUSTA                 1995                 FEE                   11.32

IOWA
      WATERLOO                1996                 FEE                    8.97
      DAVENPORT               1997          GROUND LEASE(2028)            9.10
      DUBUQUE                 1997          GROUND LEASE(2019)            8.39
      CLIVE                   1996                 FEE                    8.80
      DES MOINES              1996                 FEE                    9.56

ILLINOIS
      CHAMPAIGN               1998                 FEE                    9.04
      ADDISON                 1998                 FEE                   16.37
      ARLINGTON HEIGHTS       1998                 FEE                   19.20
      BRIDGEVIEW              1998                 FEE                    6.81
      CALUMET CITY            1997                 FEE                   16.98
      CHICAGO                 1997          GROUND LEASE(2020)           13.42
      CHICAGO                 1997          GROUND LEASE(2040)           17.48
      CHICAGO                 1997                 FEE                    6.04
      CHICAGO                 1998                 FEE                    6.41
      CHICAGO                 1998                 FEE                    9.47
      COUNTRYSIDE             1997          GROUND LEASE(2053)           27.67
      CRESTWOOD               1997          GROUND LEASE(2051)           36.75
      FOREST PARK             1997          GROUND LEASE(2021)            9.29
      MATTESON                1997                 FEE                   17.01


                       LEASABLE PERCENT  MAJOR LEASE
                         AREA    LEASED  (LEASE EXPIRATION/
                       (SQ. FT)   (1)    OPTION EXPIRATION)
                       --------   ---    ------------------
      OCALA              254,937    97%  KMART(2001/2021), SERVICE MERCHANDISE(2007/2032)
      STUART             170,291   100%  SERVICE MERCHANDISE(2010/2070), MARSHALLS(2005/2020)
      EAST ORLANDO       124,798   100%  SPORTS AUTHORITY(2000/2020), OFFICE DEPOT(2005/2025)
      LAKE BARTON          2,800   100%
      ORLANDO            114,434   100%  BALLYS HEALTH(2008/2018), HSN REALTY(2000/2009)
      ORLANDO            103,480   100%  DORIN DISTRIBUTORS(2002/2007)
      ORLANDO            230,704    93%  COSTCO(2006/2026), SPORTS AUTHORITY(2011/2031)
      ORLANDO            117,644    86%  ROSS STORES(2003/2028), BIG LOTS(2004/2009), OFFICE MAX(2014/2034)
      ALAMONTE SPRINGS    94,193   100%  ROOMS TO GO(2001), THOMASVILLE HOME(2001/2006)
      KISSIMMEE          130,983    97%  KASH N KARRY(2006/2036), OFFICEMAX(2012/2027), FABRI CENTER(2001/2016)
      BOCA RATON          73,549    98%  WINN DIXIE(2008/2033)
      RIVIERA BEACH       46,390    98%  GULFSTREAM GOODWILL(2005/2008), FURNITURE KINGDOM(2009/2014), BOATHOUSE DISCOUNT(2002/2007)
      WEST PALM BEACH     74,326    99%  WINN DIXIE(2010/2030)
      WEST PALM BEACH     80,845    99%  BABIES R US(2006/2021)
      NEW PORT RICHEY      9,000    --
      LARGO              149,472    98%  WALMART(2007/2027), ECKERD(1999/2004)
      LARGO              215,916    96%  PUBLIX(2009/2029), OFFICE DEPOT(1999/2019)
      LARGO               56,630    90%
      ST. PETERSBURG     119,179    76%  KASH N KARRY(2017/2037), TJ MAXX(2001/2011)
      WINTER HAVEN        88,400    60%  BIG LOTS(2000/2010), FABRI CENTER(2006/2016)
      PALATKA             72,216    87%  SAVE A LOT(2003/2013), BIG LOTS(1999/2009)
      SARASOTA           103,085   100%  TJ MAXX(2001/2016), OFFICEMAX(2009/2024), FRANKS NURSERY(2012/2032)
      SARASOTA           109,930    92%  WINN DIXIE(1999)
      FERN PARK          131,894    99%  BED BATH AND BEYOND(2002/2012), BOOKS-A-MILLION(2006/2016), OFFICEMAX(2008/2023)
      ORLANDO            271,095    98%  UPTONS(2009/2029), GENERAL CINEMA(2005/2025), ROSS STORES(2001/2021)
      SANFORD            301,801    94%  WALMART(2005/2035), ROSS STORES(2005/2025), PUBLIX(2005/2025)
      FT. PIERCE         210,460    89%  KMART(2001/2016), WINN DIXIE(2002/2027), FABRI CENTER(2000/2010)
      TALLAHASSEE        105,901    98%  STEINMART(2003/2008), BEN FRANKLIN(2007/2022)
      PORT RICHEY        103,294   100%  CIRCUIT CITY(2011/2021), STAPLES(2006/2011)
      MIAMI              233,039    74%
      MIAMI              138,380    76%

GEORGIA
      SAVANNAH           187,071    97%  PHAR-MOR(1999/2004), TJ MAXX(2005/2015), MARSHALLS(2007/2022)
      MACON              127,260    78%  HEILIG-MEYERS(2007/2017)
      SAVANNAH            88,480   100%  MEDIA PLAY(2006/2021), PIGGLY WIGGLY(1999/2004), REVCO(2000)
      FOREST PARK        100,452    91%
      ATLANTA            165,314   100%  GEORGIA SHOW(2005)
      GAINESVILLE        142,288    99%  CONSOLIDATED STORES(2002), OFFICE DEPOT(2004/2020)
      AUGUSTA            119,930    94%  PHAR-MOR(1999/2007), TJ MAXX(2004/2014), GOLDS GYM(2004/2009)

IOWA
      WATERLOO            96,000   100%  KMART(2021/2051)
      DAVENPORT           91,035   100%  KMART(2024/2028)
      DUBUQUE             82,979   100%  SHOPKO(2018/2019)
      CLIVE               90,000   100%  KMART(2021/2051)
      DES MOINES         111,847   100%  HOME DEPOT(2019/2064)

ILLINOIS
      CHAMPAIGN          102,615   100%  K'S MERCHANDISE MART(2014/2034)
      ADDISON            115,710   100%  KMART(2024/2054)
      ARLINGTON HEIGHTS   81,370   100%  KMART(2024/2054)
      BRIDGEVIEW          88,069    --
      CALUMET CITY       197,386    95%  KMART(2024/2054), MARSHALLS(2003/2008), BEST BUY(2012/2032)
      CHICAGO            109,441   100%  KMART(2020)
      CHICAGO            104,264   100%  GOLDBLATT'S(2005/2025)
      CHICAGO             87,563   100%  KMART(2024/2054)
      CHICAGO             83,380   100%  KMART(2024/2054)
      CHICAGO            117,450    98%  KMART(2024/2054)
      COUNTRYSIDE        117,456   100%  KMART(2024/2053)
      CRESTWOOD           79,903   100%  KMART(2024/2051)
      FOREST PARK         98,371   100%  KMART(2021)
      MATTESON           165,623    98%  KMART(2024/2054), MARSHALLS(2005/2010)

                                 PROPERTY CHART

                             YEAR              OWNERSHIP
                           DEVELOPED            INTEREST/             LAND AREA
                          OR ACQUIRED        (EXPIRATION)(2)           (ACRES)
                          -----------        ---------------           -------
      MELROSE PARK            1998                 FEE                    6.75
      MT.PROSPECT             1997                 FEE                   16.80
      NILES                   1997          GROUND LEASE(2022)           10.18
      NORRIDGE                1997          GROUND LEASE(2042)           11.69
      OAK LAWN                1997                 FEE                   15.43
      ORLAND PARK             1998                 FEE                   18.83
      ORLAND PARK (3)         1998          FEE/JOINT VENTURE             7.76
      SCHAUMBURG (3)          1998          FEE/JOINT VENTURE             7.30
      SCHAUMBURG              1997          GROUND LEASE(2015)           10.91
      SKOKIE (3)              1997          GROUND LEASE(2003)           10.66
      STREAMWOOD              1998                 FEE                    5.61
      DOWNERS GROVE           1997                 FEE                   12.04
      DOWNERS GROVE           1998          FEE/JOINT VENTURE             7.19
      NAPERVILLE              1997                 FEE                    9.00
      OAKBROOK TERRACE        1997                 FEE                   16.90
      WOODRIDGE               1998                 FEE                   13.10
      ADDISON                 1968          GROUND LEASE(2066)            7.99
      CARBONDALE              1997          GROUND LEASE(2052)            8.05
      BRADLEY                 1996                 FEE                    5.35
      AURORA                  1998                 FEE                   17.89
      ELGIN                   1972                 FEE                   18.69
      ELGIN                   1998                 FEE                    9.00
      GENEVA                  1996                 FEE                    8.18
      MUNDELIEN               1998                 FEE                    7.62
      WAUKEGAN                1998                 FEE                    6.82
      OTTAWA                  1970                 FEE                    9.00
      ALTON                   1998                 FEE                   21.22
      CRYSTAL LAKE            1998                 FEE                    6.13
      BLOOMINGTON             1972                 FEE                   16.09
      PEORIA                  1997          GROUND LEASE(2031)           20.45
      SPRINGFIELD             1998          GROUND LEASE(2028)            6.66
      MOLINE                  1998          GROUND LEASE(2003)            9.25
      ROCKFORD                1998          GROUND LEASE(2030)            9.00
      BELLEVILLE              1998          GROUND LEASE(2057)           20.34
      FAIRVIEW HEIGHTS        1998          GROUND LEASE(2050)           19.05
      CRESTHILL               1997          GROUND LEASE(2039)            9.03

INDIANA
      GRIFFITH                1997          GROUND LEASE(2054)           10.57
      MERRILLVILLE            1997          GROUND LEASE(2015)           12.67
      E. WASHINGTON           1997                 FEE                    9.56
      EAGLEDALE               1967                 FEE                   11.92
      FELBRAM                 1970                 FEE                    4.13
      GREENWOOD               1970                 FEE                   25.68
      INDIANAPOLIS            1998          FEE/JOINT VENTURE            17.42
      INDIANAPOLIS            1986                 FEE                   20.60
      MISHAWAKA               1998                 FEE                    7.47
      SOUTH BEND              1998                 FEE                    1.82
      LAFAYETTE               1971                 FEE                   12.37
      LAFAYETTE               1997                 FEE                   24.34
      LAFAYETTE               1998                 FEE                   43.16
      EVANSVILLE              1986                 FEE                   14.20
      EVANSVILLE              1986                 FEE                    11.50

KANSAS
      OVERLAND PARK           1998                 FEE                   14.48
      ROELAND PARK            1997          GROUND LEASE(2024)           12.70
      WICHITA                 1998                 FEE                   13.50
      WICHITA                 1996                 FEE                    6.50
      KANSAS CITY             1998                 FEE                   19.63
      WICHITA                 1996                 FEE                    8.06

                         LEASABLE PERCENT   MAJOR LEASE
                           AREA    LEASED   (LEASE EXPIRATION/
                         (SQ. FT)   (1)     OPTION EXPIRATION)
                         --------   ---     ------------------
      MELROSE PARK          88,218    --
      MT.PROSPECT          165,603    87%   KMART(2024/2054), PAYLESS(2000/2005)
      NILES                101,775   100%   KMART(2022), PAYLESS(1999/2009)
      NORRIDGE             116,914   100%   KMART(2024/2042)
      OAK LAWN             164,040    87%   KMART(2024/2054), CHUCK E CHEESE(2002/2007)
      ORLAND PARK          116,011     4%
      ORLAND PARK (3)      166,000    49%   HEILIG-MEYERS(2008/2018)
      SCHAUMBURG (3)       167,690    51%   HEILIG-MEYERS(2008/2018)
      SCHAUMBURG           104,910   100%   KMART(2015)
      SKOKIE (3)           108,423     2%
      STREAMWOOD            81,000    --
      DOWNERS GROVE        141,906   100%   TJ MAXX(2009/2024), BEST BUY(2015/2030)
      DOWNERS GROVE        182,624    48%   HEILIG-MEYERS(2008/2018)
      NAPERVILLE           102,615   100%   KMART(2024/2054)
      OAKBROOK TERRACE     169,034   100%   KMART(2024/2054), LINENS N THINGS(2006)
      WOODRIDGE            149,411    98%   GENERAL CINEMA(2006/2021), MICHIGAN SPORT(2001/2011), MONTGOMERY WARD(2004/2009)
      ADDISON               93,289   100%   SCHOTTENSTEIN STORES(2001/2016)
      CARBONDALE            80,535   100%   K'S MERCHANDISE MART(2012/2052)
      BRADLEY               80,535   100%   CARSON PIERRIE SCOTT(2014/2034)
      AURORA                90,189   100%   KMART(2024/2054)
      ELGIN                183,439    99%   MENARD(2001/2006), EAGLE FOOD(2000)
      ELGIN                102,585   100%   KMART(2024/2054)
      GENEVA               104,000   100%   KMART(2024/2054)
      MUNDELIEN             90,630   100%   KMART(2024/2054)
      WAUKEGAN              90,555   100%   MEGA MARTS(2009/2029)
      OTTAWA                60,000   100%   SCHOTTENSTEIN STORES(2001/2011)
      ALTON                124,466   100%   GRANDPAS(2003/2023)
      CRYSTAL LAKE          81,365    72%   HOBBY LOBBY(2009/2019)
      BLOOMINGTON          175,530   100%   SCHNUCK MARKETS(2004/2024), TOYS R US(2015/2045), BARNES & NOBLE(2005/2015)
      PEORIA               158,407    83%   KMART(2024/2031)
      SPRINGFIELD          115,526   100%   KMART(2024/2028)
      MOLINE               105,977   100%   SHOPKO(2003)
      ROCKFORD             102,971   100%   SHOPKO(2018/2030)
      BELLEVILLE            81,730   100%   KMART(2024/2054)
      FAIRVIEW HEIGHTS     163,911   100%   KMART(2024/2050), OFFICEMAX(2015/2025)
      CRESTHILL             90,313    --

INDIANA
      GRIFFITH             114,860   100%   KMART(2024/2054)
      MERRILLVILLE         101,887   100%   KMART(2015)
      E. WASHINGTON         89,042    --
      EAGLEDALE             75,000    95%   DAVIS WHOLESALE(2003/2012)
      FELBRAM               27,400    91%   SAVE A LOT(2001/2016), BLOCKBUSTER(2004/2009)
      GREENWOOD            157,160   100%   BABIES R US(2006/2021), TJ MAXX(2004/2010)
      INDIANAPOLIS         166,104    55%   KROGER(2000/2020), CVS(2004/2024)
      INDIANAPOLIS         178,610    89%   TARGET(2009/2029), FABRI CENTER(1999)
      MISHAWAKA             82,100   100%   K'S MERCHANDISE MART(2013/2023)
      SOUTH BEND            81,668    --
      LAFAYETTE             90,500   100%   MENARD(TJX)(2001/2006)
      LAFAYETTE            176,940    98%   TARGET(2000/2024), FABRI CENTER(2010/2011)
      LAFAYETTE            190,377    84%   PETSMART(2012/2032), STAPLES(2011/2026), MICHAELS(2006/2026)
      EVANSVILLE           193,472    96%   SHOPKO(2018/2038), OFFICEMAX(2012/2027), MICHAELS(2004/2019)
      EVANSVILLE           149,182    90%   SHOPKO(2018/2038), BUEHLER FOODS(2003/2013)

KANSAS
      OVERLAND PARK        168,953   100%   HOME DEPOT(2005/2050)
      ROELAND PARK         127,401   100%   KMART(2024), PRICE CHOPPER(2004/2009)
      WICHITA              133,800   100%   BEST BUY(2010/2025), TJ MAXX(2004/2019), MICHAELS(2005/2025)
      WICHITA               97,992   100%   SHOPKO(2018/2038)
      KANSAS CITY          164,332   100%   K MART(2024/2054), PRICE CHOPPER(2002/2017)
      WICHITA               96,319   100%   SHOPKO(2018/2038)

                                                     PROPERTY CHART

                             YEAR              OWNERSHIP
                           DEVELOPED            INTEREST/             LAND AREA
                          OR ACQUIRED        (EXPIRATION)(2)           (ACRES)
                          -----------        ---------------           -------
KENTUCKY
      BELLEVUE                1976                 FEE                    6.04
      PADUCAH                 1998          GROUND LEASE(2039)            1.96
      LEXINGTON               1993                 FEE                   35.82

LOUISIANA
      LAFAYETTE               1997                 FEE                   21.94
      BATON ROUGE             1997                 FEE                   18.58
      BATON ROUGE             1983          FEE/JOINT VENTURE             7.00
MARYLAND
      WHITE MARSH             1998                 FEE                   25.30
      LAUREL                  1964                 FEE                   18.00
      LAUREL                  1972                 FEE                    8.06
      HAGERSTOWN              1973                 FEE                   10.48

MASSACHUSETTS
      GREAT BARRINGTON        1994                 FEE                   14.14
      LEOMINSTER              1975                 FEE                   57.00

MICHIGAN
      WALKER                  1993                 FEE                   41.78
      MUSKEGON                1985                 FEE                   12.20
      CLARKSTON               1996                 FEE                   20.00
      CLAWSON                 1993                 FEE                   13.47
      FARMINGTON              1993                 FEE                    2.78
      GRAND HAVEN             1976                 FEE                    7.55
      LIVONIA                 1968                 FEE                    4.53
      TAYLOR                  1993                 FEE                   13.00

MINNESOTA
      MINNETONKA              1998                 FEE                   12.10

MISSOURI
      SPRINGFIELD             1998          GROUND LEASE(2087)           18.50
      SPRINGFIELD             1994                 FEE                   41.50
      ST. JOSEPH              1998                 FEE                   10.22
      CAPE GIRARDEAU          1997          GROUND LEASE(2060)            6.99
      ST. LOUIS               1972                 FEE                   13.11
      KANSAS CITY             1997                 FEE                   15.64
      INDEPENDENCE            1998                 FEE                   21.03
      KANSAS CITY             1997                 FEE                   17.84
      JOPLIN                  1998                 FEE                    9.45
      ST.PETERS               1997                 FEE                   14.77
      BRIDGETON               1997          GROUND LEASE(2040)           27.29
      CREVE COEUR             1998                 FEE                   12.23
      ELLISVILLE              1970                 FEE                   18.37
      HAZELWOOD               1970                 FEE                   15.00
      JENNINGS                1971                 FEE                    8.20
      KIRKWOOD                1998          GROUND LEASE(2069)           19.75
      LEMAY                   1974                 FEE                    3.09
      MANCHESTER              1998                 FEE                    9.55
      ST.LOUIS                1997          GROUND LEASE(2025)           19.66
      ST.LOUIS                1997          GROUND LEASE(2035)           37.71
      ST.LOUIS                1997          GROUND LEASE(2040)           16.33
      ST.LOUIS                1997                 FEE                   17.51
      ST.LOUIS                1998                 FEE                   17.54
      ST. CHARLES (5)         1998                 FEE                   36.87
      JOPLIN                  1998                 FEE                   12.51

NEW HAMPSHIRE
      SALEM (3)               1994                 FEE                   39.80
                        LEASABLE PERCENT   MAJOR LEASE
                          AREA    LEASED   (LEASE EXPIRATION/
                        (SQ. FT)   (1)     OPTION EXPIRATION)
                        --------   ---     ------------------
KENTUCKY
      BELLEVUE             53,695   100%   KROGER(2005/2035)
      PADUCAH              85,229   100%   SHOPKO(2018/2038)
      LEXINGTON           258,644    99%   BEST BUY(2009/2024), BED BATH & BEYOND(2013/2038), TOYS R US(2013/2038)

LOUISIANA
      LAFAYETTE           150,936    99%   STEIN MART(2005/2020), T.J. MAXX(2003/2018), OFFICEMAX(2012/2027)
      BATON ROUGE         262,256    90%   STEIN MART(2006/2016), US OFFICE PRODUCTS(2002/2007), MARSHALLS(2001/2016)
      BATON ROUGE         190,000   100%   MERCANTILE STORES(2011/2031)
MARYLAND
      WHITE MARSH         209,831   100%   COSTCO(2011/2046), SPORTS AUTHORITY(2011/2021), PETSMART(2010/2030)
      LAUREL               73,542    90%   FOOD A RAMA(1999/2009), FACTORY CARD OUTLET(2005/2015), OLD COUNTRY BUFFET(2009/2019)
      LAUREL               81,550   100%   AMES(2007/2017)
      HAGERSTOWN          115,718    98%   AMES(2007/2017)

MASSACHUSETTS
      GREAT BARRINGTON    134,817    94%   KMART(2001/2016), PRICE CHOPPER(2016/2036)
      LEOMINSTER          595,760    93%   SEARS(2003/2033), JC PENNEY(2009/2034), BRADLEES(2009/2024)

MICHIGAN
      WALKER              284,143    98%   KMART(2016/2051), KOHLS(2017/2037), OFFICEMAX(2013/2033)
      MUSKEGON             72,235    89%   PLUMB(2002/2022), FABRI CENTER(2002/2012)
      CLARKSTON           156,864    99%   A&P(2015/2045), FRANKS NURSERY(2011/2031)
      CLAWSON             177,797   100%   A&P(2006/2016), FRANKS NURSERY(2016), STAPLES(2011/2026)
      FARMINGTON           97,038   100%   A&P(2001), DAMMAN HARDWARE(2002)
      GRAND HAVEN          87,430    96%   FAMILY FARE(2006/2026), QUALITY MATTRESS(2008)
      LIVONIA              44,185    97%   DAMMAN HARDWARE(2004/2014)
      TAYLOR              121,364   100%   KOHLS(2011/2031), DRUG EMPORIUM(2000/2020)

MINNESOTA
      MINNETONKA          120,220    98%   TOYS R US(2016/2031), GOLFSMITH(2008/2018), OFFICE MAX(2001/2011)

MISSOURI
      SPRINGFIELD         163,530    94%   KMART(2024/2054), OFFICE DEPOT(2000/2010)
      SPRINGFIELD         271,552    93%   BEST BUY(2011/2026), JC PENNEY(2005/2015), TJ MAXX(2006/2021)
      ST. JOSEPH           90,630    --
      CAPE GIRARDEAU       80,803   100%   SHOPKO(2018/2038)
      ST. LOUIS           163,821    81%   K MART(1999/2019), WALGREENS(2006)
      KANSAS CITY         147,989   100%   KMART(2024/2054), PRICE CHOPPER(2001/2006)
      INDEPENDENCE        159,847    83%   KMART(2024/2054)
      KANSAS CITY         161,538   100%   HOME DEPOT(2005/2050)
      JOPLIN               80,524   100%   SHOPKO(2018/2038)
      ST.PETERS           167,087    97%   KMART(2024/2054), OFFICE DEPOT(2004/2009)
      BRIDGETON           101,592   100%   KOHLS(2010/2020)
      CREVE COEUR         113,781    82%   KOHLS(2018/2038)
      ELLISVILLE          118,080   100%   SHOP N SAVE(2005/2015)
      HAZELWOOD           149,230    88%   KMART(2000/2020), WALGREENS(2006)
      JENNINGS            155,095    18%   WALGREENS(2056)
      KIRKWOOD            167,562    97%   KMART(2024/2054), HANCOCK FABRICS(2007/2017)
      LEMAY                73,281   100%   SHOP N SAVE(2003/2008), ODD LOTS(1999), DOLLAR GENERAL(2003/2008)
      MANCHESTER           89,305   100%   KOHLS(2018/2038)
      ST.LOUIS            162,901    93%   KMART(2023/2024)
      ST.LOUIS            164,191    98%   KMART(2024/2035), OFFICE DEPOT(1999/2009)
      ST.LOUIS            116,222   100%   KMART(2024/2040)
      ST.LOUIS            165,809    80%   KMART(2024/2054)
      ST.LOUIS            157,913    22%   OFFICE DEPOT(1999/2009)
      ST. CHARLES (5)          --    --
      JOPLIN              147,142    96%   HASTINGS BOOKS(2004/2014), HOBBY LOBBY(2008/2013), OFFICEMAX(2010/2025)

NEW HAMPSHIRE
      SALEM (3)           332,951    93%   BRADLEES(2003/2013), SHAWS SUPERMARKET(2008/2038), BOB'S(2011/2021)

                                 PROPERTY CHART

                             YEAR              OWNERSHIP
                           DEVELOPED            INTEREST/             LAND AREA
                          OR ACQUIRED        (EXPIRATION)(2)           (ACRES)
                          -----------        ---------------           -------
NEW JERSEY
      RIDGEWOOD               1994                 FEE                    2.71
      CINNAMINSON             1996                 FEE                   13.67
      CHERRY HILL             1985          FEE/JOINT VENTURE            18.58
      CHERRY HILL             1996          GROUND LEASE(2035)           15.20
      WESTMONT                1994                 FEE                   17.39
      NORTH BRUNSWICK         1994                 FEE                   38.12
      PISCATAWAY              1998                 FEE                    9.60
      BRIDGEWATER (4)         1998                 FEE                   74.74
      PLAINFIELD              1998                 FEE                   16.23
      FRANKLIN                1998                 FEE                   14.90

NEW MEXICO
      ALBUQUERQUE             1998                 FEE                    4.70
      ALBUQUERQUE             1998                 FEE                   26.00
      ALBUQUERQUE             1998                 FEE                    4.77

NEW YORK
      POUGHKEEPSIE            1972                 FEE                   20.03
      HENRIETTA               1988                 FEE                   14.90
      IRONDEQUOIT             1988                 FEE                   12.80
      WEST GATES              1993                 FEE                    8.55
      CARLE PLACE             1993                 FEE                    8.34
      PLAINVIEW               1969                 FEE                    6.98
      SYOSSET                 1967                 FEE                    2.49
      STATEN ISLAND           1989                 FEE                   16.70
      STATEN ISLAND           1997                 FEE                    7.00
      NANUET                  1984                 FEE                    6.00
      BRIDGEHAMPTON           1973                 FEE                   30.20
      CENTEREACH              1993          FEE/JOINT VENTURE            40.68
      COMMACK                 1998   GROUND LEASE(2085)/JOINT VENTURE    35.70
      COPIAGUE                1998                 FEE                   15.40
      HAMPTON BAYS            1989                 FEE                    8.17
      BRONX                   1998          FEE/JOINT VENTURE            11.00
      YONKERS                 1995                 FEE                    4.13

NORTH CAROLINA
      DURHAM                  1996                 FEE                   13.24
      WINSTON-SALEM           1969                 FEE                   13.15
      GASTONIA                1989                 FEE                   24.85
      GREENSBORO              1998                 FEE                    4.40
      CHARLOTTE               1968                 FEE                   13.50
      CHARLOTTE               1993                 FEE                   13.96
      CHARLOTTE               1986          GROUND LEASE(2048)           14.33
      CARY                    1998                 FEE                   10.90
      RALEIGH                 1993                 FEE                   35.94

OHIO
      LIMA                    1986                 FEE                   18.13
      SPRINGFIELD             1988                 FEE                   14.32
      CLEVELAND               1975          GROUND LEASE(2035)            9.42
      COLUMBUS                1998                 FEE                   12.13
      COLUMBUS                1988                 FEE                   12.40
      COLUMBUS                1988                 FEE                   13.70
      COLUMBUS                1988                 FEE                   17.90
      COLUMBUS                1988                 FEE                   12.40
      UPPER ARLINGTON         1969                 FEE                   13.28
      WESTERVILLE           1988/1993              FEE                   25.40
      WHITEHALL  COLUMBUS     1967                 FEE                   13.80
      BEAVERCREEK (3)         1986                 FEE                   18.19
      CAMBRIDGE               1973                 FEE                   13.08
      CINCINATTI              1988                 FEE                   11.60
                          LEASABLE PERCENT   MAJOR LEASE
                            AREA    LEASED   (LEASE EXPIRATION/
                          (SQ. FT)   (1)     OPTION EXPIRATION)
                          --------   ---     ------------------
NEW JERSEY
      RIDGEWOOD              24,280   100%   WHOLE FOODS(2013/2024)
      CINNAMINSON           121,084    78%   AMES(2019/2034)
      CHERRY HILL           121,673    75%   GIANT FOOD(2016/2036)
      CHERRY HILL           129,809   100%   KOHLS(2016/2035), SEARS(2003/2013)
      WESTMONT              195,824    68%   A&P(2017/2081), SUPER FITNESS(2009)
      NORTH BRUNSWICK       409,879   100%   WALMART(2018/2058), BURLINGTON COAT FACTORY(2008/2013)
      PISCATAWAY             97,348    96%   FOODARAMA(2014/2024)
      BRIDGEWATER (4)            --    --
      PLAINFIELD            136,939   100%   A&P(2018/2058), SEARS HARDWARE(2008/2018)
      FRANKLIN              138,364   100%   GIANT(2010/2020), LIFESTYLES FITNESS(2006/2016)

NEW MEXICO
      ALBUQUERQUE            37,735   100%   SEARS(2006/2021)
      ALBUQUERQUE           180,512    99%   MOVIES WEST(2011/2021), ROSS STORES(2001/2021)
      ALBUQUERQUE            59,723    95%   PAGE ONE(2003/2013), WALGREENS(2027)

NEW YORK
      POUGHKEEPSIE          180,064    86%   EDWARDS(2002/2012)
      HENRIETTA             123,000    15%   STAPLES(2010/2022)
      IRONDEQUOIT           105,000    --
      WEST GATES            185,153    39%   TOPS(2004/2024)
      CARLE PLACE           132,318    91%   HARROWS(2000), STAPLES(2010/2025), JUST FOR FEET(2011/2026)
      PLAINVIEW              88,206    91%   WALDBAUMS(2017/2037)
      SYOSSET                32,124    16%
      STATEN ISLAND         210,990   100%   K MART(2001/2011), PATHMARK(2001/2021)
      STATEN ISLAND          98,247    96%   WALDBAUMS(2001/2031), CVS(2000/2015)
      NANUET                 70,829    77%   RKO CENTURY THEATRES(2000/2010)
      BRIDGEHAMPTON         287,632    99%   KING KULLEN(2015/2035), TJ MAXX(2007/2017)
      CENTEREACH            371,028    90%   WALMART(2015/2044), KING KULLEN(2003/2034), MODELL'S SPORTING GOODS(2009/2019)
      COMMACK               265,409   100%   KING KULLEN(2017/2047),  SPORTS AUTHORITY(2017/2037), TOYS R US(2023/2043)
      COPIAGUE              163,999   100%   HOME DEPOT(2011/2056), BALLY TOTAL FITNESS(2008/2019)
      HAMPTON BAYS           70,990   100%   STERNS(2005/2025), GENOVESE(2001/2016)
      BRONX                 225,821    96%   A&P(2011), NATIONAL AMUSEMENTS(2011)
      YONKERS                43,560   100%   BIG V SUPERMARKET(2008/2028)

NORTH CAROLINA
      DURHAM                116,169    82%   TJ MAXX(2003/2013)
      WINSTON-SALEM         137,929    74%   KROGER(2016/2041), SPORTSMAN'S SUPPLY(2008)
      GASTONIA              235,607    96%   SERVICE MERCHANDISE(2003), TOYS R US(2015/2045), WINN DIXIE(2002)
      GREENSBORO             41,387   100%   STAPLES(2011/2031)
      CHARLOTTE             110,300    94%   MEDIA PLAY(2004/2019), TJX(2001/2016)
      CHARLOTTE             135,269   100%   BI-LO(2009/2029), MICHAELS(2003/2013), PARTY CITY(2004/2014)
      CHARLOTTE             227,883    95%   TOYS R US(2012/2042), DRUG EMPORIUM(2005/2015), OFFICEMAX(2009/2024)
      CARY                  102,787   100%   LOWES FOOD(2017/2037), ECKERD(2007/2017)
      RALEIGH               374,395    98%   BEST BUY(2005/2020), PHAR-MOR(2010/2025),  MARSHALLS(2004/2014)

OHIO
      LIMA                  194,130    99%   RAYS SUPERMARKET(2011/2026), THE PHARM(2004/2024)
      SPRINGFIELD           131,628   100%   KMART(2010/2029), KROGER(2001/2007)
      CLEVELAND              82,411    75%   ALDIS(2003/2023)
      COLUMBUS              113,184    95%   BORDERS BOOKS(2018/2038), ZANY BRAINY(2007/2017)
      COLUMBUS              191,089   100%   KOHLS(2011/2031), KIDS R US(2015/2040)
      COLUMBUS              140,993   100%   KOHLS(2011/2031), STAPLES(2000/2010)
      COLUMBUS              129,008   100%   KOHLS(2011/2031)
      COLUMBUS              135,650   100%   KOHLS(2011/2031), CIRCUIT CITY(2019/2039)
      UPPER ARLINGTON       153,733    89%   TJ MAXX(2001/2006)
      WESTERVILLE           242,124   100%   KOHLS(2016/2036), OFFICEMAX(2002/2012)
      WHITEHALL  COLUMBUS   112,813    15%
      BEAVERCREEK (3)       127,318    71%   KROGER(2018/2048)
      CAMBRIDGE              95,955    99%   QUALITY STORES(TJX)(2000/2018), KROGER(1999/2014)
      CINCINATTI            139,985    67%   CIRCUIT CITY(2008/2031), BIG LOTS(2004/2009), OFFICE DEPOT(2004/2024)

                                 PROPERTY CHART

                                   YEAR              OWNERSHIP
                                 DEVELOPED            INTEREST/             LAND AREA
                                OR ACQUIRED        (EXPIRATION)(2)           (ACRES)
                                -----------        ---------------           -------
      CINCINNATI                    1988                 FEE                   29.20
      SHARONVILLE                   1977   GROUND LEASE(2076)/JOINT VENTURE    14.99
      MENTOR                        1987                 FEE                   20.59
      MENTOR                        1988                 FEE                   25.00
      WICKLIFFE                     1995                 FEE                   10.00
      ELYRIA                        1988                 FEE                    8.30
      BRUNSWICK                     1975                 FEE                   20.00
      CENTERVILLE                   1988                 FEE                   15.20
      DAYTON                        1969          GROUND LEASE(2043)           22.82
      DAYTON                        1984                 FEE                   32.01
      DAYTON                        1988                 FEE                   16.86
      KETTERING                     1988                 FEE                   11.21
      SPRINGBORO PIKE               1985                 FEE                   12.96
      CANTON                        1993                 FEE                    7.88
      CANTON                        1972                 FEE                   19.60
      MASSILLON                     1988          GROUND LEASE(2001)           13.09
      AKRON                         1975                 FEE                    6.91
      BARBERTON                     1972                 FEE                    9.97

OKLAHOMA
      OKLAHOMA CITY                 1997                 FEE                    9.64
      MIDWEST CITY                  1998                 FEE                    9.70
      OKLAHOMA CITY                 1998                 FEE                   19.80
      OKLAHOMA CITY (6)             1997          GROUND LEASE(2019)            7.36
      TULSA                         1996                 FEE                    8.79

PENNSYLVANIA
      GETTYSBURG                    1986                 FEE                    2.25
      DUQUESNE                      1993                 FEE                    8.77
      PENN HILLS                    1986          GROUND LEASE(2027)           31.06
      WEST MIFFLIN                  1974                 FEE                   24.62
      WEST MIFFLIN                  1986                 FEE                    8.33
      FEASTERVILLE                  1996                 FEE                    4.60
      MORRISVILLE (6)               1996                 FEE                   14.38
      RICHBORO (3)                  1986                 FEE                   14.47
      WARRINGTON                    1996                 FEE                    8.28
      EXTON                         1996                 FEE                    9.78
      UPPER ALLEN                   1986                 FEE                    6.00
      HARRISBURG                    1972          FEE/JOINT VENTURE            17.00
      MIDDLETOWN                    1973                 FEE                   21.86
      MIDDLETOWN                    1986                 FEE                    4.66
      HAVERTOWN                     1996                 FEE                    9.01
      SPRINGFIELD                   1983                 FEE                   19.66
      UPPER DARBY                   1996          FEE/JOINT VENTURE            16.34
      ERIE                          1968                 FEE                    0.57
      WHITEHALL                     1996          GROUND LEASE(2081)            6.00
      CENTER SQUARE                 1996                 FEE                   17.72
      E STROUDSBURG                 1973                 FEE                   15.33
      EAGLEVILLE                    1973                 FEE                   15.20
      LANDSDALE                     1996          GROUND LEASE(2037)            1.39
      NORRISTOWN                    1984                 FEE                   12.52
      PHILADELPHIA                  1997                 FEE                    3.40
      PHILADELPHIA                  1983          FEE/JOINT VENTURE             8.12
      PHILADELPHIA                  1995          FEE/JOINT VENTURE            22.55
      PHILADELPHIA                  1996                 FEE                    6.30
      PHILADELPHIA                  1996          GROUND LEASE(2035)            6.82
      TREXLERTOWN                   1998   GROUND LEASE(2048)/JOINT VENTURE     1.18
      NEW KENSINGTON                1986                 FEE                   12.53
      YORK                          1986                 FEE                    8.00
      YORK                          1986                 FEE                   13.65
      YORK                          1986                 FEE                    3.32
                         LEASABLE        PERCENT   MAJOR LEASE
                           AREA           LEASED   (LEASE EXPIRATION/
                         (SQ. FT)          (1)     OPTION EXPIRATION)
                         --------          ---     ------------------
      CINCINNATI           321,537          100%   HECHINGERS(2013/2033), SERVICE MERCHANDISE(2002/2012), TOYS R US(2016/2046)
      SHARONVILLE          130,715          100%   KMART(2004/2054), KROGER(2003/2028)
      MENTOR               103,911          100%   AMES(2020/2045)
      MENTOR               271,914           98%   RINI SUPERMARKET(2019/2029),BURLINGTON COAT FACTORY(2014),FABRI CENTER(2009/2019)
      WICKLIFFE            128,180          100%   GABRIEL BROS(2008/2023), CONSOLIDATED STORES(2000)
      ELYRIA               103,400          100%   KMART(2010/2029)
      BRUNSWICK            168,523           96%   KMART(2000/2050), RINI SUPERMARKET(2001/2031)
      CENTERVILLE          115,378           65%   WACCAMAW(2006/2021), LASER QUEST(2007/2017)
      DAYTON               163,131           54%   BEST BUY(2004/2024), FABRI CENTER(2002/2012)
      DAYTON               215,891           87%   VICTORIA'S SECRET(2004/2019), FABRI CENTER(2006/2016), KROGER (2012/2038)
      DAYTON               141,616           90%   SCHOTTENSTEIN STORES(2010/2020), CIRCUIT CITY(2018/2038)
      KETTERING            123,148           94%   SCHOTTENSTEIN STORES(2010/2015)
      SPRINGBORO PIKE       99,147          100%   OFFICEMAX(2002/2022), HANCOCK FABRICS(2007/2017)
      CANTON                63,712           72%   CINEMARK(1999)
      CANTON               161,569           80%   TJ MAXX(2007/2017)
      MASSILLON            102,632          100%   AMES(2001)
      AKRON                 56,975           78%   GIANT EAGLE(1999/2024), DOLLAR GENERAL(2002)
      BARBERTON            119,975          100%   GIANT EAGLE(2007/2012)

OKLAHOMA
      OKLAHOMA CITY         96,481          100%   KMART(2024/2054)
      MIDWEST CITY          99,118           98%   KMART(2024/2054)
      OKLAHOMA CITY        233,797           93%   HOME DEPOT(2014/2044), BEST BUY(2007/2022)
      OKLAHOMA CITY (6)     73,600           --
      TULSA                 96,100          100%   KMART(2021/2051)

PENNSYLVANIA
      GETTYSBURG            30,706          100%   GIANT FOOD(2000/2010)
      DUQUESNE              69,733          100%
      PENN HILLS           110,517          100%   AMES(2017/2026)
      WEST MIFFLIN         194,393           97%   AMES(2004/2034), GIANT EAGLE(2014/2039)
      WEST MIFFLIN          84,279          100%   AMES(2007/2032)
      FEASTERVILLE          86,575          100%   VALUE CITY(2011/2026)
      MORRISVILLE (6)      117,524            2%
      RICHBORO (3)         109,721          100%   SUPER FRESH(2018/2058)
      WARRINGTON            82,338           --
      EXTON                 85,184          100%   KOHLS(2016/2036)
      UPPER ALLEN           59,470           97%   GIANT FOOD(2010/2030)
      HARRISBURG           175,917          100%   AMES(2002/2032), MEDIA PLAY(2011/2026), SUPERPETZ(2002/2022)
      MIDDLETOWN           140,481           57%   ELECTRONIC  INSTITUTE(1999)
      MIDDLETOWN            35,747           81%   US POSTAL SERVICE(2016/2026), FAMILY DOLLAR(2003/2008)
      HAVERTOWN             80,938          100%   KOHLS(2016/2036)
      SPRINGFIELD          218,907           98%   VALUE CITY(2013/2043), STAPLES(2008), JO ANN FABRICS(2006/2016)
      UPPER DARBY           52,657           63%   MERCY HEALTH(2012/2022)
      ERIE                   2,196           --
      WHITEHALL             84,524          100%   KOHLS(2016/2036)
      CENTER SQUARE        116,055          100%   KOHLS(2016/2036), SEARS(2002/2007)
      E STROUDSBURG        168,218          100%   KMART(2002/2022), WEIS MARKETS(2002/2012)
      EAGLEVILLE           165,385           99%   K MART(2004/2019), GENUARDI  SUPERMARKET(2011/2025)
      LANDSDALE             71,760          100%    KOHLS(2012)
      NORRISTOWN           134,860          100%   GIANT FOOD(2017/2037), STAPLES(2008/2023), FABRI CENTER(2002/2012)
      PHILADELPHIA          38,753           90%   MERCY HEALTH(2012/2022)
      PHILADELPHIA         214,970          100%   JC PENNEY(2012/2037), TOYS R US(2002/2052)
      PHILADELPHIA         274,330           96%   PET FOOD GIANT(2006/2016), PEP BOYS(2004/2014)
      PHILADELPHIA          82,345          100%   KOHLS(2016/2036)
      PHILADELPHIA         133,309          100%   KMART(2010/2035)
      TREXLERTOWN           50,000           63%   WELLNESS PLACE(2008/2023)
      NEW KENSINGTON       106,624          100%   GIANT EAGLE(2006/2026)
      YORK                  61,979          100%   SUPERPETZ(2004/2009), DISCOVERY ZONE(2005/2015)
      YORK                  53,011          100%   GIANT FOOD(2006/2026)
      YORK                  35,500          100%   GIANT FOOD(2002/2017), RITE AID(2002/2012)

7                                 PROPERTY CHART

                                   YEAR              OWNERSHIP
                                 DEVELOPED            INTEREST/             LAND AREA
                                OR ACQUIRED        (EXPIRATION)(2)           (ACRES)
                                -----------        ---------------           -------
RHODE ISLAND
      CRANSTON                      1998                 FEE                   11.02

SOUTH CAROLINA
      AIKEN                         1989                 FEE                   16.63
      CHARLESTON                    1978                 FEE                   17.60
      NORTH CHARLESTON              1997                 FEE                   21.07
      CHARLESTON                    1995                 FEE                   17.15
      FLORENCE                      1997                 FEE                   21.00
      GREENVILLE                    1997                 FEE                   20.35

TENNESSEE
      NASHVILLE                     1998                 FEE                   10.20
      CHATTANOOGA                   1973          GROUND LEASE(2073)            7.63
      GOODLETTSVILLE                1998                 FEE                   16.93
      MEMPHIS                       1998                 FEE                   14.71
      MADISON                       1978          GROUND LEASE(2039)           14.49

TEXAS
      PLANO                         1996                 FEE                    9.03
      DALLAS                        1969          FEE/JOINT VENTURE            75.00
      DALLAS                        1998                 FEE                    6.80
      DUNCANVILLE                   1996                 FEE                    6.80
      GARLAND                       1998                 FEE                    6.30
      GARLAND                       1996                 FEE                    2.89
      GARLAND                       1996                 FEE                    8.83
      MESQUITE                      1974                 FEE                    9.03
      MESQUITE                      1998                 FEE                   15.00
      RICHARDSON                    1998                 FEE                   11.70
      LEWISVILLE                    1998                 FEE                   11.20
      LEWISVILLE                    1998                 FEE                    3.80
      BAYTOWN                       1996                 FEE                    8.68
      HOUSTON                       1973                 FEE                    4.25
      HOUSTON                       1998                 FEE                   40.00
      HOUSTON (4)                   1998          FEE/JOINT VENTURE            46.50
      HOUSTON                       1997                 FEE                    8.04
      HOUSTON                       1996                 FEE                    8.75
      HOUSTON                       1997                 FEE                    8.17
      WEST OAKS                     1996                 FEE                    8.18
      LUBBOCK                       1998                 FEE                    9.58
      CORSICANA                     1997                 FEE                   10.25
      AUSTIN                        1998                 FEE                   15.10
      AMARILLO                      1997                 FEE                    9.30
      ARLINGTON                     1997          GROUND LEASE(2043)            8.00
      ARLINGTON                     1996                 FEE                    8.04
      FT. WORTH                     1996                 FEE                   12.59
      NORTH RICHLAND HILLS(5)       1997                 FEE                    9.17
      LEWISVILLE                    1998                 FEE                    3.80
      CEDAR HILL (4)                1998                 FEE                   23.25
      AUSTIN                        1998                 FEE                   18.20

UTAH
      OGDEN                         1967                 FEE                   11.36

VIRGINIA
      FAIRFAX                       1998                 FEE                   37.00
      RICHMOND                      1995                 FEE                   11.47
      MANASSAS                      1997                 FEE                   13.50
      WOODBRIDGE                    1973   GROUND LEASE(2072)/JOINT VENTURE    19.63
      WOODBRIDGE                    1998                 FEE                   54.00

WASHINGTON
      BELLINGHAM                    1998                 FEE                   20.00
                            LEASABLE   PERCENT   MAJOR LEASE
                              AREA      LEASED   (LEASE EXPIRATION/
                            (SQ. FT)     (1)     OPTION EXPIRATION)
                            --------     ---     ------------------
RHODE ISLAND
      CRANSTON                129,907   100.0%   BOB'S(2003/2028), MARSHALLS(2001/2021)

SOUTH CAROLINA
      AIKEN                   132,345      69%   WALMART(2002/2032)
      CHARLESTON              166,855      84%   STEIN MART(2001/2016)
      NORTH CHARLESTON        204,662      96%   PHAR-MOR(2000/2010), TJ MAXX(2003/2008)
      CHARLESTON              186,096      93%   TJ MAXX (1999/2004), OFFICE DEPOT(2001/2016), BARNES & NOBLE(2014/2029)
      FLORENCE                113,922     100%   HAMRICK'S(2001/2011), STAPLES(2010/2035), ATHLETE'S FOOT(2007/2017)
      GREENVILLE              148,612     100%   PHAR-MOR(2005/2020), BABIES R US(2002/2022)

TENNESSEE
      NASHVILLE               109,012     100%   MARSHALLS(2000/2005), OFFICEMAX(2004/2019), OLD COUNTRY BUFFET(2006/2017)
      CHATTANOOGA              44,288      66%
      GOODLETTSVILLE          171,236      99%   UPTONS DEPARTMENT STORE(2006/2016), STEIN MART(2003/2013), FACTORY CARD(2008/2018)
      MEMPHIS                 167,283      98%   TOYS R US(2017/2042), OFFICEMAX(2008/2028), JUST FOR FEET(2015/2025)
      MADISON                 182,256     100%   OLD TIME POTTERY(2001/2006), HOLLYWOOD ENTERTAINMENT(2008/2014)

TEXAS
      PLANO                    97,260     100%   HOME DEPOT(2024/2054)
      DALLAS                  566,826      54%   MONTGOMERY WARD(2000/2015)
      DALLAS                   83,867      90%   ROSS STORES(2007/2017), OFFICEMAX(2009/2024)
      DUNCANVILLE              96,500     100%   KMART(2021/2051)
      GARLAND                  62,000     100%   OFFICE DEPOT(2001/2021), DRUG EMPORIUM(2006), BLOCKBUSTER(2001/2021)
      GARLAND                  41,364     100%   KROGER(2000/2025)
      GARLAND                 103,600     100%   KMART(2021/2051)
      MESQUITE                 79,550     100%   KROGER(2012/2037)
      MESQUITE                209,580     100%   BEST BUY(2009/2024), SEARS(2001/2026), PETSMART(2007/2027)
      RICHARDSON              115,579     100%   OFFICEMAX(2011/2026), BALLY TOTAL FITNESS(2009/2019)
      LEWISVILLE               74,890      98%   BALLY'S(2007/2022), TALBOT'S(2007/2017)
      LEWISVILLE              124,104     100%   HOMEPLACE(2012/2027), BABIES R US(2009/2027)
      BAYTOWN                 103,800      54%   HOBBY LOBBY(2008/2018)
      HOUSTON                  45,494     100%   KROGER(2002/2012)
      HOUSTON                 426,097     100%   KMART (2012/2032), BED BATH & BEYOND(2009/2019)
      HOUSTON (4)               3,500     100%
      HOUSTON                 113,831      90%   HEB GROCERY(2007/2027), PALAIS ROYAL(2007/2022), CATO(2004/2009)
      HOUSTON                 106,000     100%   KMART(2021/2051)
      HOUSTON                 106,295     100%   HOME DEPOT(2024/2054)
      WEST OAKS                96,500     100%   KMART(2021/2051)
      LUBBOCK                 108,326     100%   PETSMART(2015/2040), OFFICEMAX(2009/2029), BARNES & NOBLE(2010/2025)
      CORSICANA               350,000      --
      AUSTIN                  153,325      96%   HEB GROCERY(2006/2026)
      AMARILLO                342,859      96%   BUILDERS SQUARE(2019/2064), KMART(2024/2054), CIRCUIT CITY(2010/2035)
      ARLINGTON                96,127     100%   HOBBY LOBBY(2008/2018)
      ARLINGTON                97,000     100%   KMART(2021/2051)
      FT. WORTH               106,000     100%   KMART(2021/2051)
      NORTH RICHLAND HILLS(5)      --      --
      LEWISVILLE               93,668     100%   DRUG EMPORIUM(2013/2028), DESIGNER SHOE(2008/2028)
      CEDAR HILL (4)               --      --
      AUSTIN                  192,010      99%   CIRCUIT CITY(2017/2037), BABIES R US(2012/2027)

UTAH
      OGDEN                   121,449      99%   KMART(2002)

VIRGINIA
      FAIRFAX                 323,262     100%   HOME DEPOT(2013/2033), COSTCO(2011/2046), SPORTS AUTHORITY(2003/2013)
      RICHMOND                121,550     100%   BURLINGTON COAT FACTORY(2006/2035)
      MANASSAS                117,525      87%   SUPERFRESH(2006/2026)
      WOODBRIDGE              186,142      66%   AMES(2000/2020), ALDI'S(2023)
      WOODBRIDGE              481,740      97%   LOWE'S(2012/2032), SHOPPERS FOOD WAREHOUSE(2009/2044), BEST BUY(2010/2025)

WASHINGTON
      BELLINGHAM              174,547     100%   FEDERATED(2012/2022), TJ MAXX(2001/2011)

                                 PROPERTY CHART

                                   YEAR              OWNERSHIP
                                 DEVELOPED            INTEREST/        LAND AREA
                                OR ACQUIRED        (EXPIRATION)(2)      (ACRES)
                                -----------        ---------------      -------
WISC0NSIN
      RACINE                        1988                 FEE              14.20

WEST VIRGINIA
      MARTINSBURG                   1986                 FEE               6.04
      CHARLES TOWN                  1985                 FEE              22.00
                                                                       --------
      TOTAL 375 PROPERTY INTERESTS                                     5,506.57
                                                                       ========


      ACQUISITIONS SUBSEQUENT TO DECEMBER 31,1998


ARIZONA
      CHANDLER (4)                  1999                 FEE              16.50

CALIFORNIA
      TEMECULA                      1999                 FEE              40.00
      SAN RAMON                     1999                 FEE               5.30

ILLINOIS
      DOWNERS GROVE                 1999                 FEE              24.76

TEXAS
      HOUSTON                       1999                 FEE               5.59
      SAN ANTONIO (4)               1999                 FEE             170.00

WEST VIRGINIA
      SOUTH CHARLESTON              1999                 FEE              14.75


DISPOSITIONS SUBSEQUENT TO DECEMBER 31, 1998

OKLAHOMA
      OKLAHOMA CITY                 1997          GROUND LEASE(2019)    (7.36)       (73,600)

PENNSYLVANIA
      MORRISVILLE                   1996                  FEE            (14.38)      (117,524)

                                                                       5,761.73     51,804,112
                                                                       --------   -------------


      RETAIL STORE LEASES (7)     1995/97               LEASEHOLD                    5,419,977
                                                                                 -------------
      GRAND TOTAL 440 PROPERTY INTERESTS                                            57,224,089
                                                                                 -------------
                                 LEASABLE
                                   AREA
                                 (SQ. FT)
                                 --------
WISC0NSIN
      RACINE                       158,930           82%  PIGGLY WIGGLY(1999/2010), CONSOLIDATED STORES(2000/2005),
                                                          HEILIG-MEYERS(2007/2017)

WEST VIRGINIA
      MARTINSBURG                   43,212          100%  GIANT FOOD(2010/2030), CVS(2003/2009)
      CHARLES TOWN                 201,208           98%  WALMART(2017/2047), STAPLES(2008/2018)
                                ----------          ----
      TOTAL 375 PROPERTY INT    51,195,757           90%
                                ==========          ====


      ACQUISITIONS SUBSEQUENT TO DECEMBER 31, 1998


ARIZONA
      CHANDLER (4)                      --          --

CALIFORNIA
      TEMECULA                     339,966           98%  K MART(2017/2032), FOOD 4 LESS(2010/2030), TJ MAXX(2000/2010)
      SAN RAMON                     42,066          100%  SUPER CROWN BOOKS(2004/2014)

ILLINOIS
      DOWNERS GROVE                144,670           92%  DOMINICK'S(2004/2019), WALGREENS(2007/2022)

TEXAS
      HOUSTON                       84,188          100%  OFFICE DEPOT(2002/2012), METROPOLITAN FURNITURE(2013/2023),
                                                           JUST FOR FEET(2013/2023)
      SAN ANTONIO (4)                   --

WEST VIRGINIA
      SOUTH CHARLESTON             188,589           98%  KROGER(2008/2038), TJ MAXX(2006/2022)


DISPOSITIONS SUBSEQUENT TO DECEMBER 31, 1998

OKLAHOMA
      OKLAHOMA CITY              (73,600)

PENNSYLVANIA
      MORRISVILLE                 (117,524)

                                51,804,112
                                -----------


      RETAIL STORE LEASES(7)     5,419,977           93%  VARIOUS
                                ----------
      GRAND TOTAL 440
        PROPERTY INTERESTS      57,224,089
                                =========-



(1) PERCENT LEASED INFORMATION AS OF DECEMBER 31, 1998 OR DATE OF ACQUISITION IF ACQUIRED SUBSEQUENT TO DECEMBER 31, 1998.
(2) THE TERM "JOINT VENTURE" INDICATES THAT THE COMPANY OWNS THE PROPERTY IN CONJUNCTION WITH ONE OR MORE JOINT VENTURE PARTNERS. THE DATE INDICATED IS THE EXPIRATION DATE OF ANY GROUND LEASE AFTER GIVING AFFECT TO ALL RENEWAL PERIODS.
(3)  DENOTES REDEVELOPMENT PROJECT
(4)  DENOTES GROUND-UP DEVELOPMENT PROJECT
(5)  DENOTES UNDEVELOPED LAND
(6)  SOLD OR TERMINATED SUBSEQUENT TO DECEMBER 31, 1998
(7) THE COMPANY HOLDS INTEREST IN VARIOUS RETAIL STORE LEASES RELATED TO THE ANCHOR STORE PREMISES IN NEIGHBORHOOD AND COMMUNITY SHOPPING CENTERS.

                     Executive Officers of the Registrant

The following table sets forth information with respect to the ten executive officers of the Company as of March 1, 1999.

   Name                  Age       Position                           Since

Milton Cooper            70        Chairman of the Board of            1991
                                   Directors and Chief
                                   Executive Officer

Michael J. Flynn         63        Vice Chairman of the                1996
                                   Board of Directors and
                                   President and Chief                 1997
                                   Operating Officer

Joseph K. Kornwasser     51        Director and                        1998
                                   Senior Executive
                                   Vice President

Glenn G. Cohen           35        Treasurer                           1997

Joseph V. Denis          47        Vice President -                    1993
                                   Construction

Jerald Friedman          54        Executive Vice President            1998

Bruce M. Kauderer        52        Vice President - Legal              1995
                                   General Counsel and                 1997
                                   Secretary

Lawrence Kronenberg      42        Vice President                      1998

Michael V. Pappagallo    40        Vice President -                    1997
                                   Chief Financial Officer

Alex Weiss               41        Vice President -                    1988
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

Joseph K. Kornwasser has been a Director and Senior Executive Vice President of the Company since June 1998. Mr. Kornwasser was President, Chief Executive Officer and a director of Price REIT from August 1993 to June 1998. From 1984 until 1994, Mr. Kornwasser was Managing General Partner of Kornwasser and Friedman Shopping Center Properties, a commercial real estate development company.

Glenn G. Cohen has been Treasurer of the Company since June 1997. Mr. Cohen served as Director of Accounting and Taxation of the Company from June 1995 to June 1997. Prior to joining the Company in June 1995, Mr. Cohen served as Chief Operating Officer and Chief Financial Officer for U.S. Balloon Manufacturing Co., Inc. from August 1993 to June 1995.

Joseph V. Denis has been a Vice President of the Company since October 1993. Mr. Denis was President and Chief Operating Officer of Konover Construction Company, and previously held various positions with such company as a project and construction manager, for more than five years prior to joining the Company in June 1993.

Jerald Friedman has been Executive Vice President of the Company since June 1998. Mr. Friedman was Senior Executive Vice President and Chief Operating Officer of Price REIT from January 1, 1997 to June 1998. From 1994 through 1996, Mr. Friedman was the Chairman and Chief Executive Officer of K & F Development Company, an affiliate of Price REIT. From 1984 until 1994, Mr. Friedman was a General Partner of Kornwasser and Friedman Shopping Center Properties, a commercial real estate development company.

Bruce M. Kauderer has been a Vice President of the Company since June 1995 and since December 15, 1997, General Counsel and Secretary of the Company. Mr. Kauderer was a founder of and partner with Kauderer & Pack P.C. from 1992 to June 1995 and a Partner with Fink Weinberger, P.C. for more than five years prior to 1992.

Lawrence Kronenberg has been a Vice President of the Company since June 1998. Mr. Kronenberg had served as Executive Vice President, Finance of Price REIT from January 1,1997 to June 1998. From 1993 through 1996, Mr. Kronenberg served as Executive Vice President and Chief Financial Officer of K & F Development Company, an affiliate of Price REIT.

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

                                   PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

Market Information The following table sets forth the common stock offerings completed by the Company during the three year period ended December 31, 1998. The Company's common stock was sold for cash at the following offering prices per share.


     Offering Date                         Offering Price(s)

   February 1996                           $26.50
   September 1997                          $35.50
   April 1998 (4 Offerings)                $36.0625, $36.025, $36.25
                                             and $36.625, respectively
   May 1998                                $38.4375
   July 1998 (3 Offerings)                 $38.2575, $38.56 and
                                           $39.4375, respectively
   September 1998                          $38.75
   November 1998 (4 offerings)             $39.00, $39.00, $39.6875
                                             and $39.6875, respectively
   December 1998 (3 offerings)             $38.25 for each offering

The table below sets forth, for the quarterly periods indicated, the high and low sales prices per share reported on the NYSE Composite Tape for the Company's common stock. The Company's common stock is traded under the trading symbol "KIM ".

                                 Stock Price
               Period              High      Low


        1997:
        First Quarter             $34.63     $31.75
        Second Quarter            $33.38     $30.25
        Third Quarter             $36.19     $31.75
        Fourth Quarter            $35.50     $30.50

        1998:
        First Quarter             $35.94     $33.44
        Second Quarter            $41.00     $34.88
        Third Quarter             $41.63     $34.75
        Fourth Quarter            $40.25     $33.75

Holders The approximate number of holders of record of the Company's common stock, par value $.01 per share, was 1,552 as of March 1, 1999.

Dividends Since the IPO, the Company has paid regular quarterly dividends to its stockholders.

Quarterly dividends at the rate of $.43 per share were declared and paid on December 2, 1996 and January 15, 1997, March 17, 1997 and April 15, 1997, June 16, 1997 and July 15, 1997 and September 15, 1997 and October 15, 1997, respectively. Quarterly dividends at the increased rate of $.48 per share were declared and paid on December 1, 1997 and January 15, 1998 and March 16, 1998 and April 15, 1998, respectively. On May 21, 1998 and June 22, 1998 the Company declared a dividend of $.42 per share and $.06 per share, respectively. These dividends were paid on July 2, 1998 and July 15, 1998, respectively. The dividends for this quarter were paid in two installments in order to provide Kimco shareholders the full $.48 per share dividend as well as provide the Price REIT shareholders a pro-rated dividend for the period following the effective date of the Merger. The Company declared and paid a dividend of $.48 per share on September 15, 1998 and October 15, 1998, respectively. In addition, the Company declared and paid a special $.05 per share dividend on October 29, 1998 and December 1, 1998, respectively. Also on October 29, 1998, the Company declared its dividend payable during the first quarter of 1999 at the increased rate of $.57 per share payable January 15, 1999 to shareholders of record January 4, 1999. This $.57 per share dividend, if annualized, would equal $2.28 per share or an annual yield of approximately 5.9% based on the closing price of $38.75 of the Company's common stock on the NYSE as of March 1, 1999.

The Company has determined that 100% of the dividends paid during 1998 and 1997 totaling $1.97 and $1.72 per share, respectively, represented ordinary dividend income to its stockholders.

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

In addition to its common stock offerings, the Company has capitalized the growth in its business through the issuance of unsecured fixed and floating-rate medium-term notes, underwritten bonds, mortgage debt, convertible preferred stock and perpetual preferred stock. Borrowings under the Company's revolving credit facility have also been an interim source of funds to both finance the purchase of properties and meet any short-term working capital requirements. The various instruments governing the Company's issuance of its unsecured public debt, bank debt, mortgage debt and preferred stock impose certain restrictions on the Company with regard to dividends, voting, liquidation and other preferential rights available to the holders of such instruments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 7 and 12 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.

The Company does not believe that the preferential rights available to the holders of its Class A, Class B, Class C and Class D Preferred Stock, the financial covenants contained in its public bond Indenture, as amended, or its revolving credit agreement will have any adverse impact on the Company's ability to pay dividends in the normal course to its common stockholders or to distribute amounts necessary to maintain its qualification as a REIT.

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

                                                                         Year Ended December 31,
                                                    ------------------------------------------------------------------------
                                                          1998            1997           1996             1995       1994
                                                          ----            ----           ----             ----       ----
                                                                     (in thousands, except per share data)

Operating Data:
Revenues from rental property (1)                       $ 338,798       $ 198,929     $ 168,144       $ 143,132    $ 125,272
Depreciation and amortization                           $  51,348       $  30,053     $  27,067       $  26,188    $  23,478
Income before extraordinary items                       $ 127,166(3)    $  85,836(3)  $  73,827(3)    $  51,922    $  41,071
Income per common share, before extraordinary
items:
   Basic                                                $    2.05(3)    $    1.80(3)  $    1.61(3)    $    1.33    $    1.17
   Diluted                                              $    2.02(3)    $    1.78(3)  $    1.59(3)    $    1.32    $    1.16
Interest expense                                        $  64,912       $  31,745     $  27,019       $  25,585    $  20,483
Weighted average number of shares of common stock
outstanding:
   Basic                                                   50,071          37,388        35,906          33,388       30,072
   Diluted                                                 50,641          37,850        36,219          33,633       30,264
Cash dividends per common share                         $    1.97       $    1.72     $    1.56       $    1.44    $    1.33

                                                                                 December 31,
                                                    ------------------------------------------------------------------------
                                                         1998             1997           1996             1995       1994
                                                         ----             ----           ----             ----       ----
Balance Sheet Data:

Real estate, before accumulated depreciation           $3,023,902(4)   $1,404,196(4) $1,072,056(4)     $932,390(4)  $796,611
Total assets                                           $3,051,178      $1,343,890    $1,023,033        $884,242     $736,709
Total debt                                             $1,289,561        $531,614      $364,655        $389,223     $372,999

Other data:
                                                                         Year ended December 31,
                                                    ------------------------------------------------------------------------
                                                         1998             1997           1996             1995       1994
                                                         ----             ----           ----             ----       ----
Funds from Operations (2):
Net Income                                               $122,266         $85,836       $73,827         $51,922      $40,247
Depreciation and amortization                              51,348          30,053        27,067          26,188       23,478
(Gain) loss on sales of properties and early
repayment of mortgage debt                                  3,999            (244)         (802)           (370)         824
Preferred stock dividends                                 (24,654)        (18,438)      (16,134)         (7,631)      (5,812
Other                                                         788             976         1,148           2,019          901

                                                        ----------      ----------     ---------       ---------    ---------
Funds from Operations                                    $153,747         $98,183       $85,106         $72,128      $59,638
                                                        ==========      ==========     =========       =========    =========


Cash flow provided by operations                         $158,706        $125,108      $101,892         $74,233      $62,933
Cash flow used for investing activities                 ($630,229)      ($280,823)    ($144,027)      ($127,261)   ($142,183
Cash flow provided by financing activities               $484,465        $149,269       $63,395         $58,248      $37,047


(1) Does not include revenues from rental property relating to unconsolidated joint ventures or revenues relating to the investment in retail store leases.

(2) Most industry analysts and equity REITs, including the Company, generally consider funds from operations ("FFO") to be an appropriate supplemental measure of the performance of an equity REIT. In March 1995, the National Association of Real Estate Investment Trusts ("NAREIT") modified the definition of FFO, among other things, to eliminate adding back amortization of deferred financing costs and depreciation of non-real estate items to net income when computing FFO. The Company adopted this new method as of January 1, 1996. FFO is defined as net income applicable to common shares before depreciation and amortization, extraordinary items, gains or losses on sales of real estate, plus FFO of unconsolidated joint ventures determined on a consistent basis. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and therefore should not be considered an alternative for net income as a measure of results of operations, or for cash flows from operations calculated in accordance with generally accepted accounting principles as a measure of liquidity. In addition, the comparability of the Company's FFO with the FFO reported by other REITs may be affected by the differences that may exist regarding certain accounting policies relating to expenditures for repairs and other recurring items.

(3) Includes $.9 million or $0.02 per share in 1998, $.2 million or $0.01 per share in 1997 and $.8 million or $0.02 per share in 1996 relating to non-recurring gains from the disposition of shopping center properties in each year.

(4) Does not include the Company's investment in retail store leases.

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

Results of Operations

        Comparison 1998 to 1997

Revenues from rental property increased approximately $139.9 million, or 70.3% to $338.8 million for the year ended December 31, 1998, as compared with $198.9 million for the year ended December 31, 1997. This increase resulted primarily from the combined effect of (i) the acquisition of 62 shopping center properties and 3 retail properties during 1998 providing revenues from rental property of $35.5 million,(ii) the full year impact related to the 63 property interests acquired in 1997 providing incremental revenues of $42.1 million, (iii) the acquisition of the Price REIT as of June 19, 1998 (the "Price REIT Acquisition") providing revenues of $52.9 million and (iv) new leasing, re-tenanting and completion of certain property redevelopments within the portfolio providing improved rental rates.

Rental property expenses, including depreciation and amortization, increased approximately $92.3 million, or 80.1%, to $207.5 million for the year ended December 31, 1998, as compared with $115.2 million for the preceding calendar year. The rental property expense components of rent, real estate taxes and depreciation and amortization increased $7.7 million, $19.1 million and $21.3 million, respectively, for the year ended December 31, 1998 as compared to the preceding year. These rental property expense increases are primarily due to the 62 shopping center properties and 3 retail properties acquired during 1998, the Price REIT Acquisition and the incremental costs related to the 63 property interests acquired during 1997. Interest expense increased approximately $33.2 million between the respective periods reflecting higher average outstanding borrowings during calendar year 1998 resulting from (i) the issuance of an aggregate $290 million unsecured medium-term notes during 1998, (ii) the assumption of approximately $49.2 million of mortgage debt in connection with the acquisition of certain property interests during 1998, as compared to the preceding year, (iii) the aggregate of $281.3 million of mortgage financing obtained in 1998 in connection with 22 property interests and (iv) the assumption of approximately $250 million of unsecured debt and $60 million of mortgage debt in connection with the Price REIT Acquisition. These increased borrowings were offset, in part, by the July 1998 repayment of $50 million medium-term notes which matured and the repayment of approximately $79.2 million of mortgage debt during 1998.

The Company has interests in various retail store leases relating to the anchor store premises in neighborhood and community shopping centers. These premises have been substantially sublet to retailers which lease the stores pursuant to net lease agreements. Income from the investment in retail store leases during the years ended December 31, 1998 and 1997 was $3.7 million and $3.6 million, respectively.

General and administrative expenses increased approximately $6.9 million to $18.6 million for the year ended December 31, 1998, as compared to $11.7 million for the preceding calendar year. The increase during 1998 is due primarily to an increase in senior management and staff levels and other personnel costs in connection with the growth of the Company, including approximately $3.0 million attributable to the Price REIT Acquisition.

During 1998, the Company disposed of a property in Pinellas Park, FL. Cash proceeds from the disposition totaling $2.3 million, together with an additional $7.1 million cash investment, were used to acquire an exchange shopping center property located in Cranston, RI.

Additionally, during December 1998, the Company disposed of a vacant distribution center and adjacent facility located in O'Fallon, Missouri, which were acquired as part of the Venture transactions, for $10 million, which amount approximated their net book value.

During 1998, the Company prepaid certain mortgage loans resulting in extraordinary charges of approximately $4.9 million, or on a per-basic share and diluted share basis, $.10 and $.09, respectively, representing the premiums paid and other costs written-off in connection with the early satisfaction of these mortgage loans.

Net income for the year ended December 31, 1998 of approximately $122.3 million represented a substantial improvement of approximately $36.5 million, as compared with net income of approximately $85.8 million for the preceding calendar year. After adjusting for the gains on the sale of shopping center properties during both periods and the extraordinary loss during 1998, net income for 1998 increased by $40.7 million, or $.24 per basic share, compared to 1997. This substantially improved performance was primarily attributable to the Company's strong property acquisition program, the Price REIT Acquisition and internal growth from redevelopments, re-tenanting of the Venture portfolio and increased leasing activity which strengthened operating profitability.

Results of Operations

  Comparison of 1997 to 1996

Revenues from rental property increased approximately $30.8 million, or 18.3% to $198.9 million for the year ended December 31, 1997, as compared with $168.1 million for the year ended December 31, 1996. This increase resulted primarily from the combined effect of (i) the acquisition of 63 property interests during 1997 providing revenues from rental property of $20.1 million, (ii) the full year impact related to the 39 property interests acquired in 1996 and (iii) new leasing and re-tenanting within the portfolio at improved rental rates providing an increase in the overall occupancy level from 87% at December 31, 1996 to 90% at December 31, 1997.

Rental property expenses, including depreciation and amortization, increased approximately $18.2 million, or 18.8%, to $115.2 million for the year ended December 31, 1997, as compared with $97.0 million for the preceding calendar year. Rent, real estate taxes and depreciation and amortization charges contributed significantly to this net increase in rental property expenses (increasing $3.5 million, $6.5 million and $3.0 million, respectively, for the year ended December 31, 1997 as compared to the preceding year) primarily due to the 63 property interests acquired during 1997 and the 39 property interests acquired during 1996. Interest expense increased approximately $4.7 million between the respective periods reflecting higher average outstanding borrowings during calendar year 1997 resulting from (i) the issuance of an aggregate $100 million unsecured medium-term notes during 1997 and (ii) the assumption of approximately $73.2 million of mortgage debt in connection with the acquisition of certain property interests during 1997, as compared to the preceding year.

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

Net income for the year ended December 31, 1997 of approximately $85.8 million represented an improvement of approximately $12.0 million, as compared with net income of approximately $73.8 million for the preceding calendar year. After adjusting for the gains on the sale of shopping center properties during both periods, net income for 1997 increased by $12.6 million, or $.20 per basic share, compared to 1996. This substantially improved performance was primarily attributable to property acquisitions and redevelopments and increased leasing activity which strengthened operating profitability.

Liquidity and Capital Resources Since the completion of the Company's IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $1.9 billion for the purposes of repaying indebtedness, acquiring interests in neighborhood and community shopping centers and for expanding and improving properties in the portfolio.

During August 1998, the Company established a $215 million, unsecured revolving credit facility, which is scheduled to expire in August 2001. This credit facility, which replaced both the Company's $100 million unsecured revolving credit facility and $150 million interim credit facility, has made available funds to both finance the purchase of properties and meet any short-term working capital requirements. As of December 31, 1998 there were no borrowings outstanding under the Company's revolving credit facility.

The Company has also implemented a $200 million MTN program pursuant to which it may from time to time offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company's debt maturities. (See Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties. As of December 31, 1998, the Company had over 300 unencumbered property interests in its portfolio.

During 1998, the Company filed a shelf registration on Form S-3 for up to $750 million of debt securities, preferred stock, depositary shares, common stock and common stock warrants. As of March 1, 1999, the Company had approximately $493.2 million available for issuance under this shelf registration statement.

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

Cash dividends paid increased to $113.9 million in 1998, compared to $82.6 million in 1997 and $69.8 million in 1996. The Company's dividend payout ratio, based on funds from operations on a per-basic common share basis, for 1998, 1997 and 1996 was approximately 64.2%, 65.4% and 65.8%, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.

The Company anticipates its capital commitment toward ground-up development and redevelopment projects during 1999 will be approximately $150 million. It is management's intention that the Company continually have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage financings in a manner consistent with its intention to operate with a conservative debt capitalization policy.

The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flows from operations as reported in the Consolidated Statements of Cash Flows increased to $158.7 million for 1998 from $125.1 million for 1997 and $101.9 million for 1996.

Effects of Inflation Many of the Company's leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive Percentage Rents, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses include increases in the consumer price index or similar inflation indices. In addition, many of the Company's leases are for terms of less than 10 years, which permits the Company to seek to increase rents upon renewal to market rates. Most of the Company's leases require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. The Company periodically evaluates its exposure to short-term interest rates and will, from time to time, enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt.

Year 2000 Issue

Like most corporations, the Company depends upon its business and technical information systems in operating its business. Many computer systems process dates using two digits to identify the year, and some systems are unable to properly process dates beginning with the year 2000. This problem is commonly referred to as the "Year 2000" issue.

The Company has completed the assessment phase of its systems as to Year 2000 compliance and functionality. The Company has substantially completed the identification and review of computer hardware and software suppliers and is currently verifying the Year 2000 compliance of third-party suppliers, vendors and service providers that the Company has deemed important to the ongoing operations of the business. The Company has substantially completed the modification of its software applications and is in the final phase of testing. The Company anticipates our systems, including hardware and software, will be Year 2000 compliant by the end of the second quarter of 1999.

The total costs to date related to the Year 2000 issue have been immaterial to our operations. These costs have been expensed as incurred and consist primarily of internal staff costs and other related expenses. We do not believe that the remaining costs expected to be incurred in addressing the Year 2000 issue will have a material adverse effect on our financial conditions or results of operation.

Based upon the substantial progress made to date, the Company does not anticipate delays in finalizing internal Year 2000 compliance issues. However, the Company cannot guarantee that our third party vendors, partners or others will be Year 2000 compliant. If the Company or such third party vendors, partners and others encounter problems in addressing the Year 2000 issue, our ability to operate our properties and to bill and collect our revenues in a timely manner could be materially adversely affected. The Company is currently addressing the development of a contingency plan in the event that our systems or the systems of third party vendors, partners or others fail to resolve the Year 2000 issue.

New Accounting Pronouncements

During 1998, the Company adopted the provisions of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" ("SFAS 130") which established standards for reporting and displaying comprehensive income and its components and the provisions of Financial Accounting Standards No. 131 - "Disclosures about Segments of an Enterprise and Related Information"("SFAS 131") which established standards for reporting information about operating segments. The provisions of SFAS 130 and SFAS 131 had no impact on the consolidated financial statements of the Company.

In 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for years beginning after June 15, 1999. The management of the Company believes that the implementation of SFAS 133 will not have a material impact on the Company's consolidated financial statements.

In addition, during 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") and Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), each of which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that certain costs incurred in connection with start-up activities be expensed. SOP 98-1 provides guidance on whether the costs of computer software developed or obtained for internal use should be capitalized or expensed. The management of the Company believes that, when adopted, SOP 98-5 and SOP 98-1 will not have a material impact on the Company's consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 1998, the Company had approximately $279.1 million of floating-rate debt outstanding. The interest rate risk on $260 million of such debt has been mitigated through the use of interest rate swap agreements (the "Swaps") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions.

The Company believes the interest rate risk represented by the remaining $19.1 million of floating-rate debt is not material in relation to the total debt outstanding of the Company or its market capitalization.

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 1998, the Company had no other material exposure to market risk.

Item 8.  Financial Statements and Supplementary Data

The response to this Item 8 is included as a separate section of this annual report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 20, 1999.

Information with respect to the Executive Officers of the Registrant follows
Part I, Item 4 of this annual report on Form 10-K.

Item 11.  Executive Compensation

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 20, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 20, 1999.

Item 13.  Certain Relationships and Related Transactions

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 20, 1999.

                                   PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K


(a)  1. Financial Statements -                                        Form 10-K
            The following consolidated financial information            Report
            is included as a separate section of this annual              Page
            report on Form 10-K.                                        --------

        Report of Independent Accountants                                  42

        Consolidated Financial Statements

          Consolidated Balance Sheets as of December 31, 1998 and 1997     43

          Consolidated Statements of Income for the years
            ended December 31, 1998, 1997 and 1996                         44

          Consolidated Statements of Stockholders' Equity
            for the years ended December 31, 1998, 1997 and 1996           45

          Consolidated Statements of Cash Flows for the years ended
            December 31, 1998, 1997 and 1996                               46

          Notes to Consolidated Financial Statements                       47

     2.    Financial Statement Schedules -

           Schedule II -  Valuation and Qualifying Accounts                64
           Schedule III - Real Estate and Accumulated Depreciation         65

           All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

     3.    Exhibits

           The exhibits listed on the accompanying Index to
           Exhibits are filed as part of this report.                      37

(b)      Reports on Form 8-K

A current report on Form 8-K was filed on November 10, 1998 to disclose (i) the Remarketing Agreement, dated as of August 11, 1998 between the Company and a Financial institution; (ii) the Company's new $215 million unsecured credit facility, (iii) the Underwriting and Terms Agreement dated July 9, 1998 between the Company and an underwriter and (iv) the Underwriting and Terms Agreement dated November 4, 1998 between the Company and an underwriter.

A current report on Form 8-K was filed on November 17, 1998 to disclose (i) the Underwriting and Terms Agreement dated November 12, 1998 between the Company and an underwriter and (ii) the Underwriting and Terms Agreement dated November 12, 1998 between the Company and an underwriter.

A current report on Form 8-K was filed on December 4, 1998 to disclose certain historical financial information for certain properties acquired during September and October 1998 and pro forma financial information for (i) all shopping centers acquired during the ten months ended October 1998 and (ii) the Merger.

                              INDEX TO EXHIBITS
                                                                      Form 10-K
 Exhibits                                                                  Page



   2.1   --  Form of Plan of Reorganization of Kimco Realty Corporation
                 [Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-11
                 No. 33-42588].

   2.2 -- Agreement and Plan of Merger, dated as of January 13, 1998, among Kimco Realty Corporation, REIT Sub, Inc. and
             The Price REIT, Inc. (the "Merger Agreement").
             [Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed January 21, 1998].

   2.3   --  First Amendment to the Merger Agreement, dated as
                 of March 5, 1998, among Kimco Realty Corporation, REIT Sub, Inc. and The Price REIT, Inc. [Incorporated by reference to the Company's Exhibit
                 99.1 of the Company's Current Report on Form 8-K filed January 21, 1998.]

   2.4   --  Second Amendment to the Merger Agreement, dated
                 as of May 14, 1998, among Kimco Realty Corporation, REIT Sub, Inc. and The Price REIT, Inc.
                 [Incorporated by reference to the Company's and The Price REIT, Inc.'s Joint Proxy Statement/Prospectus on Form S-4 No. 333-52667].

   3.1   --  Articles of Amendment and Restatement of the
                 Company, dated August 4, 1994 [Incorporated by reference to Exhibit 3.1 to the Company's Annual
                 Report on Form 10-K for the year ended December 31, 1994].

   3.2   --  By-laws of the Company, as amended dated August 4, 1994.

   3.3   --  Articles Supplementary relating to the 8 1/2%
                 Class B Cumulative Redeemable Preferred Stock, par value $1.00 per share, of the Company, dated July 25, 1995. Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (file #1-10899) (the "1995 Form 10-K")].

   3.4   --  Articles Supplementary relating to the 8 3/8%
                 Class C Cumulative Redeemable Preferred Stock, par value $1.00 per share, of the Company, dated April 9, 1996 [Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996].

   3.5   --  Articles Supplementary relating to the 7 1/2%
                 Class D Cumulative Convertible Preferred Stock, par value $1.00 per share, of the Company, dated May
                 14, 1998 [Incorporated by reference to the Company's and The Price REIT, Inc.'s Joint
                 Proxy/Prospectus on Form S-4 No. 333-52667].

   4.1   --  Agreement of the Company pursuant to Item 601(b)(4)(iii)(A)
                 of Regulation S-K [Incorporated by reference to
                 Exhibit 4.1 to Amendment No. 3 to the Company's
                 Registration Statement on Form S-11 No. 33-42588].

   4.2   --  Certificate of Designations [Incorporated by reference to
                 Exhibit 4(d) to Amendment No. 1 to the Registration Statement on Form S-3 dated September 10, 1993 (the "Registration Statement", Commission File No. 33-67552)].

                                                                      Form 10-K
                                                                      Page
Exhibits

   4.3   --  Indenture dated September 1, 1993 between Kimco
                 Realty Corporation and IBJ Schroder Bank and Trust Company [Incorporated by reference to Exhibit 4(a) to the Registration Statement].

   4.4   --  First Supplemental Indenture, dated as of August 4, 1994.
                 [Incorporated by reference to Exhibit 4.6 to the 1995
                 Form 10-K.]

   4.5   --  Second Supplemental Indenture, dated as of April
                 7, 1995 [Incorporated by reference to Exhibit 4(a) to the Company's Current Report on Form 8-K dated April 7, 1995 (the "April 1995 8-K")].

   4.6   --  Form of Medium-Term Note (Fixed Rate) [Incorporated by reference to Exhibit 4(b) to the April 1995 8-K].

   4.7   --  Form of Medium-Term Note (Floating Rate)
                 [Incorporated by reference to Exhibit 4(c) to the April 1995 8-K].

   4.8   --  Form of Remarketed Reset Note [Incorporated by
                 reference to Exhibit 4(j) to the Company's Current Report on Form 8-K dated March 26, 1999].

  10.1   --  Form of Acquisition Option Agreement between the Company and the subsidiary named therein [Incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Company's Registration Statement on Form S-11
                 No. 33-42588].

  10.2   --  Management Agreement between the Company and
                 KC Holdings, Inc. [Incorporated by reference to
                 Exhibit 10.2 to the Company's Registration Statement on Form S-11 No. 33-47915].

  10.3   --  Amended and Restated Stock Option Plan
                 [Incorporated by reference to Exhibit 10.3 to the 1995 Form 10-K.]

 *10.4   --  Employment Agreement between Kimco Realty
                 Corporation and Michael J. Flynn, dated
                 November 1, 1998.

  10.5   --  Restricted Equity Agreement, Non-Qualified
                 and Incentive Stock Option Agreement, and
                 Price Condition Non-Qualified and Incentive
                 Stock Option Agreement between Kimco Realty
                 Corporation and Michael J. Flynn, each dated
                 November 1, 1995 [Incorporated by reference to
                 Exhibit 10.5 to the 1995 Form 10-K].

  10.6   --  Employment Agreement between Kimco Realty Corporation and
                 Michael V. Pappagallo, dated April 30, 1997 [Incor-porated by Reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997].

  10.7   --  Employment Agreement between Kimco Realty Corporation and
                 Joseph K. Kornwasser, dated January 13, 1998
                 [Incorporated by Reference to Exhibit 10.9 to the Company's and the Price REIT, Inc.'s Joint Proxy Statement/Prospectus on Form S-4 No. 333-52667].

                                                                      Form 10-K
                                                                      Page

  10.8   --  Employment Agreement between Kimco Realty Corporation and
                 Jerald Friedman, dated January 13, 1998
                 [Incorporated by Reference to Exhibit 10.10 to the Company's and the Price REIT, Inc.'s Joint Proxy Statement/Prospectus on Form S-4 No. 333-52667].

  10.9   --  Credit Agreement among Kimco Realty Corporation, The
                 Several Banks, financial institutions
                 and other entities from Time to Time Parties Hereto, Chase Manhattan Bank and The First National
                 Bank of Chicago, as Co-Managers and Chase
                 Manhattan Bank, as Administrative Agent, dated as of August 11, 1998. [Incorporated by reference to Exhibit 4(b) to the Company's
                 Current Report of Form 8-K filed November 10, 1998].

  10.10  --  Amended and Restated Stock Option Plan
                 [Incorporated by reference to the Company's and The Price REIT, Inc.'s Joint Proxy/Prospectus on Form S-4 No. 333-52667].

 *12.1   --  Computation of Ratio of Earnings to Combined Fixed
                 Charges and Preferred Stock Dividends.                    77

 *12.2   --  Computation of Ratio of Funds from Operations to Combined
                 Fixed Charges and Preferred Stock Dividends.              78

 *21.1   --  Subsidiaries of the Company                                   79

 *23.1   --  Consent of PricewaterhouseCoopers LLP                         87








--------------------------------------------------------
   *   Filed herewith.

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

   Dated:  March 26, 1999


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                      Title                          Date



   /s/  Martin S. Kimmel         Chairman (Emeritus) of    March 26, 1999
   ---------------------------   the Board of Directors
         Martin S. Kimmel


   /s/  Milton Cooper            Chairman of the Board     March 26, 1999
   ---------------------------   of Directors and Chief
         Milton Cooper           Executive Officer


   /s/  Michael J. Flynn         Vice Chairman of the      March 26, 1999
   ---------------------------   Board of Directors,
         Michael J. Flynn        President and
                                 Chief Operating Officer


   /s/  Joseph K. Kornwasser     Director and Senior       March 26, 1999
   ----------------------------
         Joseph K. Kornwasser    Executive Vice President

   /s/  Richard G. Dooley        Director                  March 26, 1999
   ---------------------------
         Richard G. Dooley


   /s/  Joe Grills               Director                 March 26, 1999
   ---------------------------
        Joe Grills


   /s/  Frank Lourenso           Director                 March 26, 1999
   ---------------------------
       Frank Lourenso



   /s/  Michael V. Pappagallo    Chief Financial Officer   March 26, 1999
   ---------------------------
         Michael V. Pappagallo


   /s/  Glenn G. Cohen           Treasurer                 March 26, 1999
   ---------------------------
       Glenn G. Cohen


   /s/  Ruth Mitteldorf          Director of Accounting    March 26, 1999
   ---------------------------   and Taxation
         Ruth Mitteldorf

                          ANNUAL REPORT ON FORM 10-K

                       ITEM 8, ITEM 14 (a) (1) and (2)

                        INDEX TO FINANCIAL STATEMENTS


                                     AND


                        FINANCIAL STATEMENT SCHEDULES

                                   -------

                                                                     FORM 10-K
                                                                      Page No.


   KIMCO REALTY CORPORATION AND SUBSIDIARIES



   Report of Independent Accountants                                       42

   Consolidated Financial Statements and Financial Statement Schedules:

     Consolidated Balance Sheets as of December 31, 1998 and 1997          43

     Consolidated Statements of Income for the years ended
         December 31, 1998, 1997 and 1996                                  44

     Consolidated Statements of Stockholders' Equity
         for the years ended December 31, 1998, 1997 and 1996              45

     Consolidated Statements of Cash Flows for the years ended
         December 31, 1998, 1997 and 1996                                  46

     Notes to Consolidated Financial Statements                            47

     Financial Statement Schedules:

         II.      Valuation and Qualifying Accounts                        64
         III.  Real Estate and Accumulated Depreciation                    65

                      REPORT OF INDEPENDENT ACCOUNTANTS



   To the Board of Directors and Stockholders of Kimco Realty Corporation:

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kimco Realty Corporation and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                            /S/ PRICEWATERHOUSECOOPERS LLP



   New York, New York
   February 26, 1999

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                -----------------


                                                                 December 31,                  December 31,
                                                                    1998                           1997
                                                             --------------------          ---------------------

    ASSETS:
Real Estate
  Rental property
    Land                                                           $ 528,549,456                  $ 212,019,596
    Buildings and improvements                                     2,494,004,820                  1,190,828,854
                                                             --------------------          ---------------------
                                                                   3,022,554,276                  1,402,848,450
    Less, accumulated depreciation and
       amortization                                                  255,949,923                    207,408,091
                                                             --------------------          ---------------------
                                                                   2,766,604,353                  1,195,440,359
  Undeveloped land                                                     1,347,709                      1,347,709
                                                             --------------------          ---------------------
      Real estate, net                                             2,767,952,062                  1,196,788,068
Investment in retail store leases                                     15,171,978                     15,938,041
Investments and advances in real estate
   joint ventures                                                     64,263,252                      9,794,142
Cash and cash equivalents                                             43,920,544                     30,978,178
Accounts and notes receivable                                         31,820,940                     16,203,454
Deferred charges and prepaid expenses                                 34,030,574                     21,260,041
Other assets                                                          94,019,071                     52,928,200
                                                             --------------------          ---------------------
                                                                 $ 3,051,178,421                $ 1,343,890,124
                                                             ====================          =====================

    LIABILITIES & STOCKHOLDERS' EQUITY:
Notes payable                                                      $ 855,250,000                  $ 410,250,000
Mortgages payable                                                    434,310,884                    121,363,908
Accounts payable and accrued expenses                                 66,179,347                     34,288,409
Dividends payable                                                     39,444,195                     22,545,806
Other liabilities                                                     58,019,873                      7,590,856
                                                             --------------------          ---------------------
                                                                   1,453,204,299                    596,038,979
                                                             --------------------          ---------------------
Minority interests in partnerships                                    12,955,270                      4,531,934
                                                             --------------------          ---------------------
Commitments and contingencies

Stockholders' equity
  Preferred Stock, $1.00 par value, authorized
     3,470,000 and 5,000,000 shares, respectively
  Class A Preferred Stock, $1.00 par value,
     authorized 345,000 shares
      Issued and outstanding 300,000 shares                              300,000                        300,000
      Aggregate liquidation preference $75,000,000
  Class B Preferred Stock, $1.00 par value,
     authorized 230,000 shares
      Issued and outstanding 200,000 shares                              200,000                        200,000
      Aggregate liquidation preference $50,000,000
  Class C Preferred Stock, $1.00 par value,
     authorized 460,000 shares
      Issued and outstanding 400,000 shares                              400,000                        400,000
      Aggregate liquidation preference $100,000,000
  Class D Convertible Preferred Stock, $1.00 par value,
     authorized 700,000 shares
      Issued and outstanding 429,159 shares
      Aggregate liquidation preference $107,289,750                      429,159                              -
  Common stock, $.01 par value, authorized 100,000,000
     shares
      Issued and outstanding 60,133,704 and 40,394,805
        shares, respectively                                             601,337                        403,948
  Paid-in capital                                                  1,707,271,637                    857,658,054
  Cumulative distributions in excess of net income                  (124,183,281)                  (115,642,791)
                                                             --------------------          ---------------------
                                                                   1,585,018,852                    743,319,211
                                                             --------------------          ---------------------
                                                                 $ 3,051,178,421                $ 1,343,890,124
                                                             ====================          =====================


        The accompanying notes are an integral part of these consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                ----------------


                                                                                 Year Ended December 31,
                                                         -----------------------------------------------------------------------
                                                               1998                       1997                      1996
                                                         ------------------        -------------------       -------------------

Revenues from rental property                                $ 338,797,629              $ 198,929,403             $ 168,144,419
                                                         ------------------        -------------------       -------------------
Rental property expenses:
  Rent                                                          12,568,259                  4,873,200                 1,417,263
  Real estate taxes                                             45,472,470                 26,345,685                19,815,808
  Interest                                                      64,911,743                 31,744,762                27,019,283
  Operating and maintenance                                     33,246,001                 22,194,628                21,659,620
  Depreciation and amortization                                 51,347,612                 30,052,714                27,066,709
                                                         ------------------        -------------------       -------------------
                                                               207,546,085                115,210,989                96,978,683
                                                         ------------------        -------------------       -------------------
        Income from rental property                            131,251,544                 83,718,414                71,165,736

Income from investment in retail store leases                    3,702,854                  3,571,946                 3,631,845
                                                         ------------------        -------------------       -------------------
                                                               134,954,398                 87,290,360                74,797,581

Management fee income                                            3,645,674                  3,276,152                 3,447,577
General and administrative expenses                            (18,582,817)               (11,651,341)              (10,333,924)
Equity in income (losses) of real estate joint
  ventures, net                                                  3,106,214                  1,116,988                   820,083
Minority interests in income of partnerships, net               (1,275,360)                  (463,522)                 (470,441)
Other income, net                                                4,416,973                  6,023,813                 4,764,062

                                                         ------------------        -------------------       -------------------
        Income before gain on sale of shopping
         center property and extraordinary items               126,265,082                 85,592,450                73,024,938

Gain on sale of shopping center                                    901,249                    243,995                   801,955
                                                         ------------------        -------------------       -------------------

        Income before extraordinary items                      127,166,331                 85,836,445                73,826,893

Extraordinary items                                             (4,900,361)                         -                         -
                                                         ------------------        -------------------       -------------------

        Net income                                           $ 122,265,970               $ 85,836,445              $ 73,826,893
                                                         ==================        ===================       ===================

        Net income applicable to common shares                $ 97,612,123               $ 67,398,745              $ 57,692,418
                                                         ==================        ===================       ===================


        Per common share
                Income before extraordinary items
                     Basic                                           $2.05                      $1.80                     $1.61
                                                                     ======                     ======                    =====
                     Diluted                                         $2.02                      $1.78                     $1.59
                                                                     ======                     ======                    =====
                Net Income
                     Basic                                           $1.95                      $1.80                     $1.61
                                                                     ======                     ======                    =====
                     Diluted                                         $1.93                      $1.78                     $1.59
                                                                     ======                     ======                    =====

        The accompanying notes are an integral part of these consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1998, 1997 and 1996

                         ------------------------------




                                                                         Preferred Stock                  Common Stock
                                                             ----------------------------------  ----------------------------
                                                                  Issued            Amount          Issued         Amount
                                                             ------------------  --------------  --------------  ------------

Balance, December 31, 1995                                             500,000       $ 500,000      33,731,348     $ 337,313

    Net income
    Dividends ($1.60 per common share; $1.9375, $2.125
      and $1.59943 per Class A, Class B and Class C
      Depositary Share, respectively)
    Issuance of preferred stock                                        400,000         400,000
    Issuance of common stock                                                                         2,320,125        23,201
    Exercise of common stock options                                                                   163,582         1,637

                                                             ------------------  --------------  --------------  ------------
Balance, December 31, 1996                                             900,000         900,000      36,215,055       362,151

    Net income
    Dividends ($1.77 per common share; $1.9375, $2.125
      and $2.0938 per Class A, Class B and Class C
      Depositary Share, respectively)
    Issuance of common stock                                                                         4,000,000        40,000
    Exercise of common stock options                                                                   179,750         1,797

                                                             ------------------  --------------  --------------  ------------
Balance, December 31, 1997                                             900,000         900,000      40,394,805       403,948

    Net income
    Dividends ($2.06 per common share; $1.9375,
        $2.125, $2.0938, $1.0729 and $2.9609 per Class
        A, Class B, Class C, Class D and Class E
        Depositary Share, respectively)
    Issuance of preferred stock                                        494,159         494,159
    Issuance of common stock                                                                        19,588,133       195,881
    Exercise of common stock options                                                                   150,766         1,508
    Redemption of preferred stock                                      (65,000)        (65,000)

                                                             ------------------  --------------  --------------  ------------
Balance, December 31, 1998                                           1,329,159     $ 1,329,159      60,133,704     $ 601,337
                                                             ==================  ==============  ==============  ============


                                                                                    Cumulative
                                                                                   Distributions            Total
                                                                  Paid-in            in Excess          Stockholders'
                                                                  Capital          of Net Income           Equity
                                                              -----------------  ------------------   ------------------

Balance, December 31, 1995                                       $ 562,311,822      $ (114,665,183)       $ 448,483,952

    Net income                                                                          73,826,893           73,826,893
    Dividends ($1.60 per common share; $1.9375, $2.125
      and $1.59943 per Class A, Class B and Class C
      Depositary Share, respectively)                                                  (74,254,848)         (74,254,848)
    Issuance of preferred stock                                     96,037,337                               96,437,337
    Issuance of common stock                                        58,087,001                               58,110,202
    Exercise of common stock options                                 3,165,796                                3,167,433

                                                              -----------------  ------------------   ------------------
Balance, December 31, 1996                                         719,601,956        (115,093,138)         605,770,969

    Net income                                                                          85,836,445           85,836,445
    Dividends ($1.77 per common share; $1.9375, $2.125
      and $2.0938 per Class A, Class B and Class C
      Depositary Share, respectively)                                                  (86,386,098)         (86,386,098)
    Issuance of common stock                                       134,293,408                              134,333,408
    Exercise of common stock options                                 3,762,690                                3,764,487

                                                              -----------------  ------------------   ------------------
Balance, December 31, 1997                                         857,658,054        (115,642,791)         743,319,211

    Net income                                                                         122,265,970          122,265,970
    Dividends ($2.06 per common share; $1.9375,
        $2.125, $2.0938, $1.0729 and $2.9609 per Class
        A, Class B, Class C, Class D and Class E
        Depositary Share, respectively)                                               (130,806,460)        (130,806,460)
    Issuance of preferred stock                                    171,795,591                              172,289,750
    Issuance of common stock                                       739,590,562                              739,786,443
    Exercise of common stock options                                 3,162,430                                3,163,938
    Redemption of preferred stock                                  (64,935,000)                             (65,000,000)

                                                              -----------------  ------------------   ------------------
Balance, December 31, 1998                                     $ 1,707,271,637      $ (124,183,281)     $ 1,585,018,852
                                                              =================  ==================   ==================




        The accompanying notes are an integral part of these consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -------------------------

                                                                                         Year Ended December 31,
                                                                               ------------------------------------------
                                                                                      1998                   1997
                                                                               --------------------   -------------------

Cash flow from operating activities:
  Net income                                                                         $ 122,265,970          $ 85,836,445
  Adjustments for noncash items -
    Depreciation and amortization                                                       51,347,612            30,052,714
    Extraordinary items                                                                  4,900,361                     -
    Gain on sale of shopping center                                                       (901,249)             (243,995)
    Minority interests in income of partnerships, net                                    1,275,360               463,522
    Equity in income of real estate joint ventures, net                                 (3,106,214)           (1,116,988)
    Change in accounts and notes receivable                                            (11,422,086)           (2,217,316)
    Change in accounts payable and accrued expenses                                     (6,607,964)           12,304,523
    Change in other operating assets and liabilities                                       954,079                28,736
                                                                               --------------------   -------------------
          Net cash flow provided by operations                                         158,705,869           125,107,641
                                                                               --------------------   -------------------

Cash flow from investing activities:
    Acquisition of and improvements to real estate                                    (583,979,056)         (261,225,536)
    Acquisition of real estate through joint venture investment                        (23,313,994)           (4,625,068)
    Investment in marketable securities                                                 (7,088,793)          (11,138,247)
    Advances to affiliated companies                                                             -           (14,036,000)
    Investment in mortgage loans receivable                                            (27,698,415)                    -
    Repayment of mortgage loans receivable                                               1,456,200                     -
    Construction advances to real estate joint ventures                                 (1,904,464)                    -
    Reimbursement of  advances to real estate joint ventures                                     -             8,651,653
    Proceeds from sale of shopping center                                               12,300,000             1,550,000
                                                                               --------------------   -------------------
           Net cash flow used for investing activities                                (630,228,522)         (280,823,198)
                                                                               --------------------   -------------------

Cash flow from financing activities:
    Principal payments on debt, excluding
       normal amortization of rental property debt                                     (84,056,229)           (4,650,000)
    Principal payments on rental property debt, net                                     (4,402,896)           (1,618,255)
    Proceeds from mortgage financing                                                   281,275,000                     -
    Mortgage financing origination costs                                                (7,323,495)                    -
    Proceeds from issuance of medium-term notes                                        290,000,000           100,000,000
    Repayment of medium term notes                                                     (50,000,000)                    -
    Borrowings under revolving credit facilities                                       220,000,000                     -
    Repayment of borrowings under revolving credit facilities                         (265,000,000)                    -
    Dividends paid                                                                    (113,908,071)          (82,561,111)
    Proceeds from issuance of stock                                                    282,880,710           138,097,895
    Redemption of preferred stock                                                      (65,000,000)                    -
                                                                               --------------------   -------------------
            Net cash flow provided by financing activities                             484,465,019           149,268,529
                                                                               --------------------   -------------------

        Increase(decrease) in cash and cash equivalents                                 12,942,366            (6,447,028)

Cash and cash equivalents, beginning of year                                            30,978,178            37,425,206
                                                                               --------------------   -------------------
Cash and cash equivalents, end of year                                                $ 43,920,544          $ 30,978,178
                                                                               ====================   ===================

Supplemental schedule of noncash investing/financing activity:
    Acquisition of real estate interests by issuance of common stock
      and/or assumption of debt                                                    $ 1,005,712,554          $ 73,227,224
                                                                               ====================   ===================

    Declaration of dividends paid in succeeding year                                  $ 39,444,195          $ 22,545,806
                                                                               ====================   ===================



                                                                             Year Ended
                                                                            December 31,
                                                                         ------------------
                                                                               1996
                                                                         ------------------

Cash flow from operating activities:
  Net income                                                                  $ 73,826,893
  Adjustments for noncash items -
    Depreciation and amortization                                               27,066,709
    Extraordinary items                                                                  -
    Gain on sale of shopping center                                               (801,955)
    Minority interests in income of partnerships, net                              470,441
    Equity in income of real estate joint ventures, net                           (820,083)
    Change in accounts and notes receivable                                      2,626,760
    Change in accounts payable and accrued expenses                              2,730,442
    Change in other operating assets and liabilities                            (3,207,396)
                                                                         ------------------
          Net cash flow provided by operations                                 101,891,811
                                                                         ------------------

Cash flow from investing activities:
    Acquisition of and improvements to real estate                            (140,916,684)
    Acquisition of real estate through joint venture investment                          -
    Investment in marketable securities                                         (4,935,008)
    Advances to affiliated companies                                                     -
    Investment in mortgage loans receivable                                              -
    Repayment of mortgage loans receivable                                               -
    Construction advances to real estate joint ventures                                  -
    Reimbursement of  advances to real estate joint ventures                             -
    Proceeds from sale of shopping center                                        1,825,000
                                                                         ------------------
           Net cash flow used for investing activities                        (144,026,692)
                                                                         ------------------

Cash flow from financing activities:
    Principal payments on debt, excluding
       normal amortization of rental property debt                              (8,299,980)
    Principal payments on rental property debt, net                             (1,267,816)
    Proceeds from mortgage financing                                                     -
    Mortgage financing origination costs                                                 -
    Proceeds from issuance of medium-term notes                                          -
    Repayment of medium term notes                                                       -
    Borrowings under revolving credit facilities                                         -
    Repayment of borrowings under revolving credit facilities                  (15,000,000)
    Dividends paid                                                             (69,751,755)
    Proceeds from issuance of stock                                            157,714,972
    Redemption of preferred stock                                                        -
                                                                         ------------------
            Net cash flow provided by financing activities                      63,395,421
                                                                         ------------------

        Increase(decrease) in cash and cash equivalents                         21,260,540

Cash and cash equivalents, beginning of year                                    16,164,666
                                                                         ------------------
Cash and cash equivalents, end of year                                        $ 37,425,206
                                                                         ==================

Supplemental schedule of noncash investing/financing activity:
    Acquisition of real estate interests by issuance of common stock
      and/or assumption of debt                                                        $ -
                                                                         ==================

  Declaration of dividends paid in succeeding year                            $ 18,720,819
                                                                         ==================


        The accompanying notes are an integral part of these consolidated financial statements.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies:

         Business

         Kimco Realty Corporation (the "Company" or "Kimco"), its subsidiaries, affiliates and related real estate joint ventures are engaged principally in the operation of neighborhood and community shopping centers which are anchored generally by discount department stores, supermarkets or drugstores. Additionally, the Company provides management services for shopping centers owned by affiliated entities and various real estate joint ventures.

         The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base. At December 31, 1998, the Company's single largest neighborhood and community shopping center accounted for only 1.5% of the Company's annualized base rental revenues and only 1.0% of the Company's total shopping center gross leasable area ("GLA"). At December 31, 1998, the Company's five largest tenants include Kmart Corporation, The Home Depot, Kohl's, Toys/Kids R' Us and TJX Companies, which represented approximately 13.7%, 3.0%, 2.5%, 1.8% and 1.5%, respectively, of the Company's annualized base rental revenues.

         Principles of Consolidation and Estimates

         The accompanying Consolidated Financial Statements include the accounts of the Company, its subsidiaries, all of which are wholly-owned, and all majority-owned partnerships. All significant intercompany balances and transactions have been eliminated in consolidation.

         Generally accepted accounting principles require the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. Actual results may differ from such estimates. The most significant assumptions and estimates relate to depreciable lives, valuation of real estate and the recoverability of trade accounts receivable.

         Real Estate

         Realestate assets are stated at cost, less accumulated depreciation and amortization. If there is an event or a change in circumstances that indicates that the basis of the Company's property may not be recoverable, the Company will assess any impairment in value by making a comparison of (i) the current and projected operating cash flows (undiscounted and without interest charges) of the property over its remaining useful life and (ii) the net carrying amount of the property. If the current and projected operating cash flows (undiscounted and without interest charges) are less than the carrying value of its property, the carrying value would be written down to an amount to reflect the fair value of the property.

         Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets, as follows:

             Buildings                             15 to 39 years
             Fixtures and leasehold improvements   Terms of leases or useful
                                                     lives, whichever is shorter

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES

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

         Per Share Data

         In 1997 the Financial Accounting Standards Board issued Financial Accounting Standards No. 128 "Earnings Per Share". Statement 128 replaced the presentation of primary and fully diluted earnings per share ("EPS") pursuant to Accounting Principles Board Opinion No. 15 with the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares and then shared in the earnings of the Company.

         The following table sets forth the reconciliation between basic and diluted weighted average number of shares outstanding for each period:


                                                                        1998         1997         1996
                                                                     -----------   ----------   ----------
             Basic EPS - weighted average number of common shares
             outstanding                                             50,071,425    37,387,984   35,906,029

             Effect of dilutive securities -
             Stock options                                              569,113       462,076      312,993
                                                                     ===========   ==========   ==========
             Diluted EPS - weighted average number of common shares  50,640,538    37,850,060   36,219,022
                                                                     ===========   ==========   ==========


                   KIMCO REALTY CORPORATION AND SUBSIDIARIES

         The effect of the conversion of the Class D Preferred Stock (as defined in Note 3) would have an anti-dilutive effect upon the calculation of net income per common share. Accordingly, the impact of such conversion has not been included in the determination of diluted net income per common share.

         New Accounting Pronouncements

         During 1998, the Company adopted the provisions of Financial
             Accounting Standards No. 130 - "Reporting Comprehensive Income" ("SFAS 130") which established standards for reporting and displaying comprehensive income and its components and the provisions of Financial Accounting Standards No. 131 - "Disclosures about Segments of an Enterprise and Related Information"("SFAS 131") which established standards for reporting information about operating segments. The provisions of SFAS 130 and SFAS 131 had no impact on the accompanying Consolidated Financial Statements.

         In 1998 the Financial Accounting Standards Board issued Financial
             Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for years beginning after June 15, 1999. The management of the Company believes that the implementation of SFAS 133 will not have a material impact on the Company's consolidated financial statements.

         In addition, during 1998, the Accounting Standards Executive
             Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), and Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), each of which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that certain costs incurred in connection with start-up activities be expensed. SOP 98-1 provides guidance on whether the costs of computer software developed or obtained for internal use should be capitalized or expensed. The management of the Company believes that, when adopted, SOP 98-5 and SOP 98-1 will not have a material impact on the Company's consolidated financial statements.

2.  Property Acquisitions:

         Shopping Centers-

         During the years 1998, 1997 and 1996 certain subsidiaries of the Company acquired real estate interests, in separate transactions, in various shopping center properties at aggregate costs of approximately $303 million, $146 million and $39 million, respectively.

         Venture Stores, Inc. Properties Transactions-

         During January 1996, certain subsidiaries of the Company entered into two sale-leaseback transactions with Venture Stores, Inc. ("Venture") pursuant to which it acquired fee title to 16 retail properties located in Texas, Iowa, Oklahoma, Illinois and Kansas for a purchase price of $40 million. Simultaneously, the Company executed two long-term unitary net leases with Venture covering the 16 locations. During July 1997, the Company consented to the modification of these two unitary net lease agreements whereby the Company entered into two unitary net lease

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES agreements with another retailer on 9 of the locations and a new unitary lease with Venture on the remaining 7 locations.

         In August 1997, certain subsidiaries of the Company acquired certain real estate assets from Venture consisting of interests in 49 fee and leasehold properties totaling approximately 5.9 million square feet of leasable area located in seven states. The aggregate price was approximately $130 million, consisting of $70.5 million in cash and the assumption of approximately $59.5 million of existing mortgage debt on certain of these properties. Simultaneously with this transaction, the Company entered into a long-term unitary net lease with Venture covering all premises occupied by Venture on these properties. As a result of this transaction, Venture was the primary or sole tenant at 60 of the Company's locations as of December 31, 1997.

         In January 1998, Venture filed for protection under Chapter 11 of the United States Bankruptcy Code. On April 27, 1998, Venture announced it would discontinue its retail operations and that it had reached an agreement to sell its leasehold position at 89 locations to the Company, including 56 properties pursuant to two unitary leases already in place with the Company, 30 properties pursuant to a master lease with Metropolitan Life Insurance Company ("Metropolitan Life") and three properties leased by Venture from others. The purchase price for the leasehold positions was $95.0 million, less certain closing adjustments, but is subject to upward adjustment based on the Company's success in re-tenanting the properties over a two-year period. On July 17, 1998, the Company purchased the leasehold positions with an initial cash payment to Venture of approximately $50 million. Simultaneous with this transaction, the Company leased 46 of these locations to Kmart Corporation.

         The Company also reached an agreement with Metropolitan Life to purchase the 30 fee and leasehold positions which were leased by Metropolitan Life to Venture, for an aggregate purchase price of $167.5 million. This transaction was completed on July 1, 1998.

         During August 1998, the Company acquired from Venture five additional leasehold positions, including two leases already in place with the Company, for an aggregate purchase price of approximately $2.2 million. Simultaneous with this transaction, the Company leased these five locations, along with five other former Venture locations, to another national retailer.

         As of December 31, 1998, the Company has leased substantially all of the vacant space at 76 locations and sold 2 of the locations acquired in the above transactions (See Recent Developments - Property Dispositions). The Company is currently negotiating with other major retailers concerning the re-tenanting of the remaining locations.

         Retail Property Acquisitions-

         During January 1998, the Company, through a partnership interest, acquired fee interest in three properties from a retailer in the Chicago, IL market comprising approximately 516,000 square feet of GLA for a aggregate purchase price of approximately $23.7 million. These properties include approximately 70,000 square feet of showroom space and adjoining warehouses of approximately 100,000 square feet at each location. Simultaneous with this transaction, the Company leased, to a national furniture retailer, the showroom portion of each property under individual long-term leases. The Company is currently planning the redevelopment of the warehouse portion of each property.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES

         During August 1996, certain subsidiaries of the Company acquired interests in 16 retail properties, including 2 properties to which the Company and its affiliates already held fee title, for $21.8 million in cash. These property interests were acquired from a retailer which had elected to discontinue operation of its discount department store division.

         These acquisitions have been funded principally through the application of proceeds from the Company's public unsecured debt and equity offerings and proceeds from mortgage financings. (See Notes 7, 8 and 12.)

         Other Acquisitions-

         During December 1998, the Company acquired a first mortgage on a shopping center in Manhasset, New York for approximately $21 million and has entered into a contract to acquire fee title to this property.

3.  Price REIT Merger:

         On January 13, 1998, the Company, REIT Sub, Inc., a Maryland corporation and a wholly owned subsidiary of the Company ("Merger Sub") and The Price REIT, Inc., a Maryland corporation, ("Price REIT"), signed a definitive Agreement and Plan of Merger dated January 13, 1998, as amended March 5, 1998 and May 14, 1998, (the "Merger Agreement"). On June 19, 1998, upon approval by the shareholders of the Company and the shareholders of Price REIT, Price REIT was merged into Merger Sub, whereupon the separate existence of Price REIT ceased (the "Merger"). For financial reporting purposes, the Merger was accounted for using the purchase method of accounting.

         Prior to the Merger, Price REIT was a self-administered and self-managed equity REIT that was primarily focused on the acquisition, development, management and redevelopment of large community shopping center properties concentrated in the western part of the United States . In connection with the Merger, the Company acquired interests in 43 properties, consisting of 39 retail community centers, one stand-alone retail warehouse, one project under development and two undeveloped land parcels, located in 17 states containing approximately 8.0 million square feet of GLA. The overall occupancy rate of the retail community centers was 98%.

         In connection with the Merger, holders of Price REIT common stock received one share of Kimco common stock and 0.36 shares of Kimco Class D Depositary Shares (the "Class D Depositary Shares"), each Class D Depositary Share representing a one-tenth fractional interest in a new issue of Kimco 7.5% Cumulative Convertible Preferred Stock, par value $1.00 per share (the "Class D Preferred Stock"), for each share of Price REIT common stock. On June 19, 1998, the Company issued 11,921,992 shares of its common stock and 429,159 shares of Class D Preferred Stock (represented by 4,291,590 Class D Depositary Shares) in connection with the Merger. Additionally, in connection with the Merger, the Company issued 65,000 shares of a new issue of Kimco Class E Floating Rate Cumulative Preferred Stock, par value $1.00 per share ((the "Class E Preferred Stock"), represented by 650,000 Class E Depositary Shares, (the "Class E Depositary Shares")), each Class E Depositary Share representing a one-tenth fractional interest in the Class E Preferred Stock. The Class E Preferred Stock was redeemable at the option of the Company for 150 days after its issuance at a price equal to the liquidation preference of $1,000 per share plus accrued and unpaid

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES
             dividends. The Company exercised its option in November 1998 to redeem all of the Class E Preferred Stock for $65.065 million representing the liquidation preference of $65 million and approximately $65,000 of accrued dividends (See Note 12).

         The total Merger consideration was approximately $960 million, including the assumption of approximately $310 million of debt. Management has allocated the purchase price based on the fair value of assets and liabilities assumed. Such allocations are based on preliminary estimates, and are subject to revision.

4.    Investment in Retail Store Leases:

         The Company has interests in various retail store leases relating to the anchor store premises in neighborhood and community shopping centers. These premises have been substantially sublet to retailers which lease the stores pursuant to net lease agreements. Income from the investment in these retail store leases during the years ended December 31, 1998 and 1997 was approximately $3.7 million and $3.6 million, respectively. These amounts represent sublease revenues during the years ended December 31, 1998 and 1997 of approximately $20.2 million and $20.9 million, respectively, less related expenses of $14.9 million and $15.2 million, respectively, and an amount, which in management's estimate, reasonably provides for the recovery of the investment over a period representing the expected remaining term of the retail store leases. The Company's future minimum revenues under the terms of all noncancellable tenant subleases and future minimum obligations through the remaining terms of its retail store leases, assuming no new or renegotiated leases are executed for such premises, for future years are as follows (in millions of dollars): 1999, $18.3 and $13.7; 2000, $17.1 and
             $12.5; 2001, $13.9 and $10.1; 2002, $10.3 and $7.3; 2003, $7.0
             and $4.5 and thereafter, $8.7 and $1.7, respectively.

5.       Investments and Advances in Real Estate Joint Ventures:

         The Company and its subsidiaries have investments in and advances to various real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases.

         During 1998, in connection with the Merger, the Company acquired two additional joint venture interests. The Company also invested approximately $19.0 million in a partnership which has acquired and leased-back 11 automotive dealerships and invested approximately $3.6 million in a partnership which acquired a shopping center for approximately $34 million, including mortgage debt of approximately $27 million. The Company has a 50% interest in each of these partnerships.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES

         Summarized financial information for the recurring operations of these real estate joint ventures is as follows (in millions of dollars):

                                                              December 31,
                                                      --------------------------
                                                         1998            1997
                                                      -----------     ----------
             Assets:
                  Real estate, net                      $168.2           $58.3
                  Other assets                            20.3             7.8
                                                      -----------     ----------

                                                        $188.5           $66.1
                                                      ===========     ==========

             Liabilities and Partners'
             Capital/(Deficit):
                  Mortgages payable                     $104.3           $63.5
                  Other liabilities                       24.7            19.7
                  Partners' Capital/(Deficit)             59.5           (17.1)
                                                      -----------     ----------

                                                        $188.5           $66.1
                                                      ===========     ==========


                                                       Year Ended December 31,
                                                   -----------------------------
                                                     1998       1997      1996
                                                   -------     ------   --------

             Revenues from rental property          $26.8      $14.8     $11.2

             Operating expenses                      (9.7)      (3.6)     (2.9)
             Mortgage interest                       (6.2)      (3.1)     (2.5)
             Depreciation and amortization           (2.9)      (2.2)     (2.2)
             Other, net                                .1       (1.8)     (1.3)
                                                     ------     -----     -----

                  Net income                         $8.1       $4.1      $2.3
                                                     ======     ======    ====

         Other liabilities in the accompanying Consolidated Balance Sheets include accounts with certain real estate joint ventures totaling approximately $5.0 million and $5.1 million at December 31, 1998 and 1997, respectively. The Company and its subsidiaries have varying equity interests in these real estate joint ventures which may differ from their proportionate share of net income or loss recognized in accordance with generally accepted accounting principles.

6.       Cash and Cash Equivalents:

         Cashand cash equivalents (demand deposits in banks, commercial paper and certificates of deposit with original maturities of three months or less) includes tenants' security deposits, escrowed funds and other restricted deposits approximating $.1 million and $10.1 million at December 31, 1998 and 1997, respectively.

         Cashand cash equivalent balances may, at a limited number of banks and financial institutions, exceed insurable amounts. The Company believes it mitigates its risks by investing in or through major financial institutions. Recoverability of investments is dependent upon the performance of the issuers.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES

7.       Notes Payable:

         The Company has implemented a $200 million unsecured medium-term notes ("MTN") program pursuant to which it may, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisition, development and redevelopment costs, and (ii) managing the Company's debt maturities.

         During June and July 1998, the Company issued an aggregate $130 million of fixed-rate unsecured medium-term notes under its MTN program (the "June and July MTNS"). The June and July MTNs mature in June 2005 and July 2006, respectively, and bear interest at 6.73% and 6.93% per annum, respectively. Interest on these notes is payable semi-annual in arrears.

         As of December 31, 1998, a total principal amount of $290.25 million, including the June and July MTNs, in fixed-rate senior unsecured MTNs had been issued under the MTN program primarily for the acquisition of neighborhood and community shopping centers and the expansion and improvement of properties in the Company's portfolio. These fixed-rate notes had maturities ranging from seven to twelve years at the time of issuance and bear interest at rates ranging from 6.70% to 7.91%. Interest on these fixed-rate senior unsecured notes is payable semi-annually in arrears.

         During August 1998, the Company issued $60 million of floating-rate
             MTNs which mature in August 2000 and bear interest at LIBOR plus .15% per annum. The interest rate resets quarterly and is payable quarterly in arrears. Concurrent with the issuance of these MTN's, the Company entered into an interest rate swap agreement for the term of these MTNs, which effectively fixed the interest rate at 5.91% per annum. The proceeds from this MTN issuance were used to prepay certain mortgage loans with a principal amount of approximately $57 million bearing interest at 10.54% per annum plus prepayment premiums of approximately $4.9 million
            (See Note 9).

         Additionally during August 1998, the Company issued $100 million of remarketed reset notes under its MTN program. The remarketed reset notes mature in August 2008 and bear interest initially at a floating rate of LIBOR plus .30% per annum. After an initial period of one year, the interest rate spread applicable to each subsequent period will be determined pursuant to a remarketing agreement between the Company and a financial institution. The interest rate resets quarterly and is payable quarterly in arrears. Concurrent with this issuance, the Company entered into an interest rate swap agreement which effectively fixed the interest rate at 5.92% per annum during the initial one-year period. The proceeds from the MTN issuance were used, in part, to repay $50 million MTNs that matured in July 1998.

         In connection with the Price REIT Merger, the Company assumed $205 million of fixed-rate unsecured senior notes consisting of: (i) $50 million which mature in June 2004 and bear interest at 7.125%, (ii) $55 million which mature November 2006 and bear interest at 7.5% and (iii) $100 million which mature November 2000 and bear interest at 7.25% (collectively, "the Price REIT Notes"). Interest is payable on the Price REIT Notes semi-annually in arrears.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES

         As of December 31, 1998, the Company had outstanding $100 million in floating rate senior notes due 1999 bearing interest at LIBOR plus .50%. Interest on these floating-rate, senior unsecured notes resets quarterly and is payable quarterly in arrears. During 1998, the Company entered into an interest rate swap agreement which effectively fixed the interest rate at 6.165% per annum for the remaining term of these notes (See Note 18).

         As of December 31, 1998, the Company had $100 million in 6.5% fixed-rate unsecured Senior Notes due 2003. Interest on these senior unsecured notes is paid semi-annually in arrears.

         The scheduled maturities of all unsecured senior notes payable as of December 31, 1998, are approximately as follows (in millions of dollars): 1999, $100.0; 2000, $160.0; 2003, $100.0 and thereafter, $495.25.

         In accordance with the terms of the Indenture, as amended, pursuant to which the Company's senior, unsecured notes have been issued, the Company is (a) subject to maintaining certain maximum leverage ratios on both unsecured senior corporate and secured debt, minimum debt service coverage ratios and minimum equity levels, and (b) restricted from paying dividends in amounts that exceed by more than $26 million the funds from operations, as defined, generated through the end of the calendar quarter most recently completed prior to the declaration of such dividend; however, this dividend limitation does not apply to any distributions necessary to maintain the Company's qualification as a REIT providing the Company is in compliance with its total leverage limitations.

         The Company maintains a $215 million, unsecured revolving credit agreement with a group of banks. Borrowings under this facility are available for general corporate purposes, including the funding of property acquisitions, development and redevelopment costs. Interest on borrowings accrues at a spread (currently .50%) to LIBOR or money-market rates, as applicable, which fluctuates in accordance with changes in the Company's senior debt ratings. A fee approximating .20% per annum is payable on that portion of the facility which remains unused. Pursuant to the terms of the agreement, the Company, among other things, is
             (a) subject to maintaining certain maximum leverage ratios on both unsecured senior corporate and secured debt, a minimum debt service coverage ratio and minimum unencumbered asset and equity levels, and (b) restricted from paying dividends in amounts that exceed 90% of funds from operations, as defined, plus 10% of the Company's stockholders' equity determined in accordance with generally accepted accounting principles. There were no borrowings outstanding under this facility at December 31, 1998. This revolving credit facility is scheduled to expire in August 2001.

8.       Mortgages Payable:

         During 1998, the Company obtained mortgage financing aggregating approximately $272.3 million on 20 of its properties. These mortgages are non-recourse, non-cross collateralized, ten-year fixed-rate first mortgages, bearing interest at a weighted average rate of 6.585% per annum over the term of the loans. The proceeds from the mortgages were used primarily for the acquisition of neighborhood and community shopping centers.

         In addition, the Company, through an affiliated entity, obtained mortgage financing of approximately $9 million on two other properties. These ten-year fixed-rate mortgages bear interest at 7% per annum for the term of the loans.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES

         Mortgages payable, collateralized by certain shopping center properties and related tenants' leases, are generally due in monthly installments of principal and/or interest which mature at various dates through 2023. Interest rates range from approximately 6.57% to 10.5% (weighted average interest rate of 7.27% as of December 31, 1998). The scheduled maturities of all mortgages payable as of December 31, 1998, are approximately as follows (in millions of dollars): 1999, $28.8; 2000, $16.5; 2001,
             $4.8; 2002, $8.0; 2003, $6.0 and thereafter, $370.2.

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

9.       Extraordinary Items:

         During 1998, the Company prepaid certain mortgage loans resulting in extraordinary charges of approximately $4.9 million, or, on a per-basic share and diluted share basis, $.10 and $.09, respectively, representing the premiums paid and other costs written-off in connection with the early satisfaction of these mortgage loans.

10.      KC Holdings, Inc.:

         To facilitate the Company's November 1991 initial public stock offering(the "IPO"), forty-six shopping center properties and certain other assets, together with indebtedness related thereto, were transferred to subsidiaries of KC Holdings, Inc. ("KC Holdings"), a newly-formed corporation that is owned by the stockholders of the Company prior to the IPO. The Company continues to manage eighteen of these shopping center properties and was granted ten-year, fixed-price options to reacquire the real estate assets owned by KC Holdings' subsidiaries, subject to any liabilities outstanding with respect to such assets at the time of an option exercise. As of December 31, 1998, KC Holdings' subsidiaries had conveyed 14 shopping centers back to the Company and had disposed of ten additional centers in transactions with third parties. The members of the Company's Board of Directors who are not also shareholders of KC Holdings unanimously approved the purchase of each of the 14 shopping centers that have been reacquired by the Company from KC Holdings.

         Selected financial information for the twenty-two property interests owned by KC Holdings' subsidiaries as of and for the year ended December 31, 1998, is as follows: Real estate, net of accumulated depreciation and amortization, $54.7 million; Notes and mortgages payable, $58.8 million; Revenues from rental property, $11.7 million; Income from rental operations, $.3 million, after depreciation and amortization deductions of $2.1 million; Income adjustment for real estate joint ventures, net, $.6 million.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES

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

12.      Preferred and Common Stock Issuances:

         During April and May 1998, the Company completed the sale of an aggregate 3,039,507 shares of common stock in five separate transactions consisting of (i) a primary public stock offering of 460,000 shares of common stock priced at $36.0625 per share, and
             (ii) four direct placements of 415,945 shares, 546,075 shares, 837,000 shares and 780,487 shares of common stock priced at $36.0625, $36.625, $36.25 and $38.4375 per share, respectively.
             The shares of common stock sold in the direct placements were deposited in separate unit investment trusts. The net proceeds from these offerings totaled approximately $106.0 million, after related transaction costs of approximately $5.9 million.

         During July 1998, the Company completed the sale of an aggregate
             1,315,498 shares of common stock in three separate transactions consisting of (i) a primary public stock offering of 510,000 shares of common stock priced at $39.4375 per share and (ii) two direct placements of 375,000 and 430,498 shares of common stock priced at $38.2575 and $38.56 per share, respectively. The net proceeds from these offerings totaled approximately $49.9 million, after related transaction costs of approximately $1.2 million.

         During September 1998, the Company completed the sale of an aggregate
             750,000 shares of common stock priced at $38.75 per share in a primary public stock offering. In addition, during October 1998, the Company sold an additional 112,500 shares of common stock pursuant to an election by the underwriter to exercise, in full, their over-allotment option. The net proceeds from these sales of common stock totaled approximately $31.6 million, after related transaction costs of approximately $1.8 million.

         During November 1998, the Company completed the sale of an aggregate
             1,395,000 shares of common stock in four separate transactions consisting of primary public stock offerings of 650,000 shares, 170,000 shares, 475,000 shares and 100,000 shares of common stock priced at $39.6875, $39.6875, $39.00 and $39.00 per share, respectively. The net proceeds from these sales of common stock totaled approximately $52.4 million after related transaction costs of approximately $2.5 million.

         During December 1998, the Company completed the sale of an aggregate
             1,005,800 shares of common stock in three direct placements. The transactions were each priced at $38.25 per share and provided net proceeds to the Company of approximately $38.4 million, after related transaction costs of approximately $.1 million.

         On September 30, 1997, the Company completed a primary public stock offering of 4,000,000 shares of common stock at $35.50 per share. The net proceeds from this sale of common stock totaled approximately $134.5 million, after related transaction costs of approximately $7.5 million.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES

         The net proceeds from these common stock offerings have been used for general corporate purposes, including the acquisition of neighborhood and community shopping centers, the expansion and improvement of certain properties in the Company's portfolio, and the redemption of the Class E Preferred Stock issued in connection with the Merger.

         During June 1998, in connection with the Merger, the Company issued
             4,291,590 Class D Depositary Shares (each such depositary share representing a one-tenth fractional interest in the Class D Preferred Stock) and 650,000 Class E Depositary Shares (each depositary share representing a one-tenth fractional interest in the Class E Preferred Stock). During November 1998, the Company exercised its option to redeem all of the Class E Preferred Stock (represented by the Class E Depositary Shares). (See Note 3.)

         Dividends on the Class D Depositary Shares are cumulative and payable at the rate per depositary share equal to the greater of (i) 7.5% per annum based upon a $25 per share initial value or $1.875 per share or (ii) the cash dividend on the shares of the Company's common stock into which a Class D Depositary Share is convertible plus $0.0275 per quarter. The Class D Depositary Shares are convertible into the Company's common stock at a conversion price of $40.25 per share of common stock at any time by the holder and may be redeemed by the Company at the conversion price in shares of the Company's common stock at any time after June 19, 2001 if, for any 20 trading days within any period of 30 consecutive trading days, including the last day of such period, the average closing price per share of the Company's common stock exceeds 120% of the conversion price or $48.30 per share, subject to certain adjustments.

         The dividend rate on the Class E Preferred Stock (represented by the Class E Depositary Shares) was equal to LIBOR plus 2% per annum, adjusted quarterly, and had an initial dividend rate of 7.68% per annum.

         The Class D Preferred Stock (represented by the Class D Depositary
             Shares outstanding) ranks pari passu with the Company's 7-3/4% Class A Cumulative Redeemable Preferred Stock, 8-1/2% Class B Cumulative Redeemable Preferred Stock and the 8-3/8% Class C Cumulative Redeemable Preferred Stock as to voting rights, priority for receiving dividends and liquidation preferences as set forth below.

         At December 31, 1998, the Company has outstanding 3,000,000
             Depositary Shares (the "Class A Depositary Shares"), each such Class A Depositary Share representing a one-tenth fractional interest of a share of the Company's 7-3/4% Class A Cumulative Redeemable Preferred Stock, par value $1.00 per share(the "Class A Preferred Stock"), 2,000,000 Depositary Shares (the "Class B Depositary Shares"), each such Class B Depositary Share representing a one-tenth fractional interest of a share of the Company's 8-1/2% Class B Cumulative Redeemable Preferred Stock, par value $1.00 per share (the "Class B Preferred Stock"), 4,000,000 Depositary Shares ("the Class C Depositary Shares"), each such Class C Depositary Share representing a one-tenth fractional interest of a share of the Company's 8-3/8% Class C Cumulative Redeemable Preferred Stock, par value $1.00 per share (the "Class C Preferred Stock").

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES

         Dividends on the Class A Depositary Shares are cumulative and payable quarterly in arrears at the rate of 7-3/4% per annum based on the $25 per share initial offering price, or $1.9375 per depositary share. The Class A Depositary Shares are redeemable, in whole or in part, for cash on or after September 23, 1998 at the option of the Company, at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon. The Class A Depositary Shares are not convertible or exchangeable for any other property or securities of the Company. The Class A Preferred Stock (represented by the Class A Depositary Shares outstanding) ranks pari passu with the Company's Class B Preferred Stock, Class C Preferred Stock and Class D Preferred Stock as to voting rights, priority for receiving dividends and liquidation preferences as set forth below.

         Dividends on the Class B Depositary Shares are cumulative and payable quarterly in arrears at the rate of 8-1/2% per annum based on the $25 per share initial offering price, or $2.125 per depositary share. The Class B Depositary Shares are redeemable, in whole or in part, for cash on or after July 15, 2000 at the option of the Company at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon. The redemption price of the Class B Preferred Stock may be paid solely from the sale proceeds of other capital stock of the Company, which may include other classes or series of preferred stock. The Class B Depositary Shares are not convertible or exchangeable for any other property or securities of the Company. The Class B Preferred Stock (represented by the Class B Depositary Shares outstanding) ranks pari passu with the Company's Class A Preferred Stock, Class C Preferred Stock and Class D Preferred Stock as to voting rights, priority for receiving dividends and liquidation preferences as set forth below.

         Dividends on the Class C Depositary Shares are cumulative and payable quarterly in arrears at the rate of 8-3/8% per annum based on the $25 per share initial offering price, or $2.0938 per depositary share. The Class C Depositary Shares are redeemable, in whole or in part, for cash on or after April 15, 2001 at the option of the Company at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon. The redemption price of the Class C Preferred Stock may be paid solely from the sale proceeds of other capital stock of the Company, which may include other classes or series of preferred stock. The Class C Depositary Shares are not convertible or exchangeable for any other property or securities of the Company. The Class C Preferred Stock (represented by the Class C Depositary Shares outstanding) ranks pari passu with the Company's Class A Preferred Stock, Class B Preferred Stock and Class D Preferred Stock as to voting rights, priority for receiving dividends and liquidation preferences as set forth below.

         Voting Rights - As to any matter on which the Class A Preferred
             Stock, Class B Preferred Stock, Class C Preferred Stock and Class D Preferred Stock (collectively, the "Preferred Stock") may vote, including any action by written consent, each share of Preferred Stock shall be entitled to 10 votes, each of which 10 votes may be directed separately by the holder thereof. With respect to each share of Preferred Stock, the holder thereof may designate up to 10 proxies, with each such proxy having the right to vote a whole number of votes (totaling 10 votes per share of Preferred Stock). As a result, each Class A, each Class B, each Class C and each Class D Depositary Share is entitled to one vote.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES

         Liquidation Rights - In the event of any liquidation, dissolution or winding up of the affairs of the Company, the Preferred Stock holders are entitled to be paid, out of the assets of the Company legally available for distribution to its stockholders, a liquidation preference of $250.00 per share ($25 per Class A, Class B, Class C and Class D Depositary Share, respectively), plus an amount equal to any accrued and unpaid dividends to the date of payment, before any distribution of assets is made to holders of the Company's common stock or any other capital stock that ranks junior to the Preferred Stock as to liquidation rights.

13.      Dispositions of Real Estate:

         During January 1998, the Company disposed of a property in Pinellas
             Park, Florida. Proceeds from the disposition totaling approximately $2.3 million, together with an additional $7.1 million cash investment, were used to acquire an exchange shopping center property located in Cranston, Rhode Island.

         During December 1998, the Company disposed of a vacant distribution center and adjacent facility located in O'Fallon, Missouri, which were acquired as part of the Venture transactions, for $10 million, which amount approximated their net book value.

14.      Transactions with Related Parties:

         The Company provides management services for shopping centers owned principally by affiliated entities and various real estate joint ventures in which certain stockholders of the Company have economic interests.

         Such services are performed pursuant to management agreements which provide for fees based upon a percentage of gross revenues from the properties and other direct costs incurred in connection with management of the centers. The Consolidated Statements of Income include management fee income from KC Holdings of approximately $.6 million during each of the three years ending December 31, 1998, 1997, and 1996.

         Reference is made to Notes 5 and 10 for additional information regarding transactions with related parties.

15.      Commitments and Contingencies:

         The Company and its subsidiaries are engaged in the operation of shopping centers which are either owned or held under long-term leases which expire at various dates through 2076. The Company and its subsidiaries, in turn, lease premises in these centers to tenants pursuant to lease agreements which provide for terms ranging generally from 5 to 25 years and for annual minimum rentals plus incremental rents based on operating expense levels and tenants' sales volumes. Annual minimum rentals plus incremental rents based on operating expense levels comprised approximately 98%, 98% and 97% of total revenues from rental property for the years ended December 31, 1998, 1997 and 1996, respectively.

         The future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows (in millions of dollars): 1999, $337.1; 2000, $319.2; 2001, $297.3; 2002, $276.1; 2003, $253.5 and
             thereafter, $2,321.6.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES

         Minimum rental payments under the terms of all noncancellable operating leases pertaining to its shopping center portfolio for future years are approximately as follows (in millions of dollars): 1999, $13.5; 2000, $12.9; 2001, $11.6; 2002, $10.7;
             2003, $9.6 and thereafter $169.1.

16.      Incentive Plans:

         The Company maintains a stock option plan (the "Plan") pursuant to which a maximum 6,000,000 shares of the Company's common stock may be issued for qualified and non-qualified options. Options granted under the Plan generally vest ratably over a three-year term, expire ten years from the date of grant and are exercisable at the market price on the date of grant, unless otherwise determined by the Board in its sole discretion. In addition, the Plan provides for the granting of certain options to each of the Company's non-employee directors (the "Independent Directors") and permits such Independent Directors to elect to receive deferred stock awards in lieu of directors' fees.

         Information with respect to stock options under the Plan for the years ended December 31, 1998, 1997 and 1996 is as follows:


                                                                         Weighted Average
                                                                         ----------------
                                                                           Exercise Price
                                                                           --------------
                                                           Shares             Per Share
                                                         ---------            ---------
           Options outstanding, December 31, 1995        1,452,228              $21.44
                Exercised                                 (163,582)             $19.36
                Granted                                    315,500              $28.32
                                                         ---------
           Options outstanding, December 31, 1996        1,604,146              $23.01
                Exercised                                 (179,750)             $20.94
                Granted                                    470,700              $31.72
                                                         ---------
           Options outstanding, December 31, 1997        1,895,096              $25.37
                Exercised                                 (150,766)             $20.99
                Granted                                  1,023,500              $37.32
                                                         ---------
           Options outstanding, December 31, 1998        2,767,830              $30.03
                                                         =========

                Options exercisable -

                      December 31, 1996                    954,175              $20.84
                                                           =======              ======
                      December 31, 1997                  1,126,093              $22.39
                                                         =========              ======
                      December 31, 1998                  1,326,224              $24.13
                                                         =========              ======


         The exercise prices for options outstanding as of December 31, 1998 range from $13.33 to $39.94 per share. The weighted average remaining contractual life for options outstanding as of December 31, 1998 was approximately 7.8 years. Options to purchase 2,316,420, 329,673 and 800,373 shares of the Company's common stock were available for issuance under the Plan at December 31, 1998, 1997 and 1996 respectively.

         The Company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized with regard to options granted under the Plan in the accompanying Consolidated Statements of Income. If stock-based compensation costs had been recognized based on the estimated fair values at the dates of grant for options awarded during 1998, 1997 and 1996 net income and net income per common share for these calendar years would have been reduced by approximately $1.4 million or $.03 per basic share, $.7 million, or $.02 per basic share and $.4 million, or $.01 per basic share, respectively.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES

         These pro forma adjustments to net income and net income per basic common share assume fair values of each option grant estimated using the Black-Scholes option pricing formula. The more significant assumptions underlying the determination of such fair values for options grantedduring 1998, 1997 and 1996 include: (i) weighted average risk-free interest rates of 5.07%, 6.18% and 6.24%, respectively; (ii) weighted average expected option lives of 5.6 years, 8.2 years and 7.25 years, respectively; (iii) an expected volatility of 15.76%, 15.65% and 15.79%, respectively, and (iv) an expected dividend yield of 6.40%, 6.44% and 6.82%, respectively. The per share weighted average fair value at the dates of grant for options awarded during 1998, 1997 and 1996 was $2.86, $3.02 and $2.50, respectively.

         The Company maintains a 401(k) retirement plan covering substantially all officers and employees which permits participants to defer up to a maximum 10% of their eligible compensation. This deferred compensation, together with Company matching contributions which generally equal employee deferrals up to a maximum of 5%, is fully vested and funded as of December 31, 1998. Company contributions to the plan totaled less than $.3 million for each of the years ended December 31, 1998, 1997 and 1996.

17.      Supplemental Financial Information:

         The following represents the results of operations, expressed in thousands except per share amounts, for each quarter during years 1998 and 1997.

                                                                                1998 (Unaudited)
                                                       --------------------------------------------------------------------
                                                           Mar. 31          June 30          Sept. 30          Dec. 31
                                                           -------          -------          --------          -------
         Revenues from rental property                    $63,112          $69,341           $98,085         $108,260

         Income before extraordinary items                $25,484          $27,530           $36,107          $38,046

         Net income                                       $25,484          $27,530           $31,255          $37,997

         Per common Share:

             Income before extraordinary items:
                  Basic                                      $.52             $.51              $.50             $.53
                  Diluted                                    $.51             $.50              $.49             $.52

             Net income:
                  Basic                                      $.52             $.51              $.41             $.53
                  Diluted                                    $.51             $.50              $.41             $.52

                                                                                 1997 (Unaudited)
                                                       ------------------------------------------------------------------
                                                          Mar. 31          June 30         Sept. 30          Dec. 31
                                                          -------          -------         --------          -------
         Revenues from rental property                    $45,195          $45,276           $50,823          $57,635

         Net income                                       $20,604          $21,045           $20,641          $23,546

             Net income, per common share:
                  Basic                                      $.44             $.45              $.44             $.47
                  Diluted                                    $.44             $.45              $.43             $.46

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES

         Interest paid during years 1998, 1997 and 1996 approximated $60.7 million, $29.9 million and $26.9 million, respectively.

         Accounts and notes receivable in the accompanying Consolidated
             Balance Sheets are net of estimated unrecoverable amounts of approximately $3.2 million and $1.8 million, respectively, at December 31, 1998 and 1997.

18.      Subsequent Events:

         Property Acquisitions / Dispositions

         In January and February 1999, the Company acquired five neighborhood and community shopping center properties comprising approximately .7 million square feet of GLA in four states for an aggregate price of approximately $79.0 million, including the assumption of $8.5 million of mortgage debt encumbering one of the properties.

         During February 1999, the Company disposed of a property in Morrisville, Pennsylvania. Cash proceeds from the disposition totaling $1.6 million approximated its net book value.

         Financings

         During February 1999, the Company issued $130 million of 6-7/8% fixed-rate Senior Notes due 2009. Interest on the notes is payable semi-annually in arrears. The notes were sold at 99.85% of par value. Net proceeds from the issuance totaling approximately $128.9 million, after related transaction costs of approximately $.9 million, were used, in part, to repay $100 million floating-rate senior notes that matured during February 1999 and for general corporate purposes.

19.      Pro Forma Financial Information (Unaudited):

         As discussed in Notes 2, 3 and 13, the Company and certain of its subsidiaries acquired and disposed of interests in shopping center properties during 1998. The pro forma financial information set forth below is based upon the Company's historical Consolidated Statements of Income for the years ended December 31, 1998 and 1997, adjusted to give effect to these transactions as of January 1, 1997.

         The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred on January 1, 1997, nor does it purport to represent the results of operations for future periods. (Amounts presented in millions of dollars, except per share figures.)

            Years ended December 31,                      1998         1997
                                                          ----          ----

            Revenues from rental property                $410.0        $349.4
            Income before extraordinary items            $149.1        $139.8
            Net income                                   $144.2        $139.8

            Per common Share:

                Income before extraordinary items:
                     Basic                               $2.13         $2.20
                     Diluted                             $2.11         $2.18
                Net income:
                     Basic                               $2.04         $2.20
                     Diluted                             $2.02         $2.18

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

               For Years Ended December 31, 1998, 1997 and 1996


                                   Balance at                        Charged to
                                  Beginning of      Charged to        valuation                        Balance at end
                                     Period          expenses         accounts         Deductions        of period
                                ----------------- --------------- ------------------ ---------------- -----------------
Year Ended December 31, 1998
Allowance for
uncollectable accounts               $1,800,000      $2,050,000   $    1,300,000        $ 2,000,000      $  3,150,000
                                ===============   =============   ==============        ===========      =============

Year Ended December 31, 1997
Allowance for
uncollectable accounts               $1,350,000        $910,000   $       --             $  460,000       $  1,800,000
                                ===============   =============   ==============        ===========       ============

Year Ended December 31, 1996
Allowance for
uncollectable accounts               $1,350,000        $955,000   $        --            $   955,000       $  1,350,000
                                ===============   =============   ==============        ============       ============

                    KIMCO REALTY CORPORATION AND SUBSIDARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998

                                                                    SCHEDULE III


                                         INITIAL COST                                            TOTAL COST

                                                  BUILDING AND        SUBSEQUENT                        BUILDINGS AND
    PROPERTIES                        LAND        IMPROVEMENTS      TO ACQUISITION          LAND         IMPROVEMENTS
    ----------                        ----        ------------      --------------          ----         ------------
BOCA RATON                             $573,875      $2,295,501             $867,261           $573,875     $3,162,762
WHITEHALL                               432,652         770,159              183,153            432,652        953,312
OGDEN                                   213,818         855,275              465,600            213,818      1,320,875
ORLANDO                                 923,956       3,646,904            1,828,967          1,172,119      5,227,708
PLAINVIEW                               263,693         584,031            9,470,272            263,693     10,054,303
POMPANO BEACH                            97,169         874,442            1,215,842             97,169      2,090,284
LIVONIA                                 178,785         925,818              630,242            178,785      1,556,060
LAUDERDALE LAKES                        342,420       2,416,645            2,137,057            342,420      4,553,702
FERN PARK                               225,000         902,000            2,351,777            225,000      3,253,777
ADDISON                                       0         753,343            1,100,049                  0      1,853,392
LARGO                                   293,686         792,119            1,239,676            293,686      2,031,795
WINSTON-SALEM                           540,667         719,655            3,706,733            540,667      4,426,388
MELBOURNE                                     0       1,754,000            2,272,584                  0      4,026,584
ST. PETERSBURG                                0         917,360              681,718                  0      1,599,078
GROVE GATE                              365,893       1,049,172            1,048,494            365,893      2,097,666
UPPER ARLINGTON                         504,256       2,198,476            6,672,770          1,255,544      8,119,958
SHILOH SPRING RD.                             0       1,735,836            2,290,519                  0      4,026,355
FELBRAM                                  72,971         302,579              401,599             72,971        704,178
LEESBURG                                      0         171,636               97,728                  0        269,364
FOREST PARK                             141,200         564,800               64,990            141,200        629,790
LARGO EAST BAY                        2,832,296      11,329,185              779,937          2,832,296     12,109,122
LEXINGTON                             1,675,031       6,848,209            4,849,819          1,675,031     11,698,028
CLAWSON                               1,624,771       6,578,142            2,119,979          1,624,771      8,698,121
CHARLOTTE                               919,251       3,570,981              906,378            919,251      4,477,359
LAFAYETTE                               230,402       1,305,943               65,497            230,402      1,371,440
FARMINGTON                            1,098,426       4,525,723            1,259,066          1,098,426      5,784,789
WEST MIFFLIN                            475,815       1,903,231              646,514            475,815      2,549,745
BRADENTON                               125,000         299,253              323,963            125,000        623,216
GREENWOOD                               423,371       1,883,421            1,243,942            423,371      3,127,363
GRAVOIS                               1,032,416       4,455,514              872,488          1,032,416      5,328,002
JENNINGS                                257,782       1,031,128            1,233,616            257,782      2,264,744
DALLAS                                1,299,632       5,168,727            5,373,565          1,299,632     10,542,292
TUTTLE BEE SARASOTA                     254,961         828,465            1,607,783            254,961      2,436,248
LAUREL                                  349,562       1,398,250              668,130            349,562      2,066,380
LAUREL                                  274,580       1,100,968                    -            274,580      1,100,968
EAST ORLANDO                            491,676       1,440,000            2,526,528          1,007,882      3,450,322
OTTAWA                                  137,775         784,269              303,414            137,775      1,087,683
BLOOMINGTON                             805,521       2,222,353            2,579,854            805,521      4,802,207
RALEIGH                               5,208,885      20,885,792            1,631,675          5,208,885     22,517,467
CANTON HILLS                            500,980       2,020,274            1,038,157            500,980      3,058,431
SAVANNAH                              2,052,270       8,232,978              327,564          2,052,270      8,560,542
MACON                                   262,700       1,487,860            1,481,094            349,326      2,882,328
CANTON                                  792,985       1,459,031            4,509,866            792,985      5,968,897
CHARLOTTE                             1,783,400       7,139,131               15,209          1,783,400      7,154,340
PALATKA                                 130,844         556,658              897,013            130,844      1,453,671
EAST STROUDSBURG                      1,050,000       2,372,628              671,982          1,050,000      3,044,610
POUGHKEEPSIE                            876,548       4,695,659            1,227,104            876,548      5,922,763
BARBERTON                               505,590       1,948,135              119,615            505,590      2,067,750
HAGERSTOWN                              541,389       2,165,555              967,899            541,389      3,133,454
ELGIN                                   842,555       2,108,674            1,368,285            842,555      3,476,959
GRAND HAVEN                             356,800       1,532,689            1,190,674            356,800      2,723,363
HOUSTON                                 275,000         507,588              191,639            275,000        699,227
WICKLIFFE                               610,991       2,471,965            1,353,159            610,991      3,825,124
LEOMINSTER                            3,732,508       6,754,092           29,319,716          4,933,640     34,872,676
LAUDERHILL                            1,002,733       2,602,415            9,135,669          1,774,443     10,966,374
CAMBRIDGE                                     0       1,848,195              809,892            473,060      2,185,027
OLMSTED                                 167,337       2,815,856              930,580            167,337      3,746,436
LEMAY                                   125,879         503,510              159,725            125,879        663,235
AKRON WATERLOO                          437,277       1,912,222              209,678            437,277      2,121,900
BRUNSWICK                               771,765       6,058,560              289,996            771,765      6,348,556
WEST MIFFLIN HILLS                      654,366       3,199,729            6,864,887            654,366     10,064,616
CHARLESTON                              770,000       3,132,092            4,110,219            770,000      7,242,311
MESQUITE                                520,340       2,081,356              528,652            520,340      2,610,008
BELLEVUE                                405,217       1,743,573              101,153            405,217      1,844,726
ELSMERE                                       0       3,185,642                    -                  0      3,185,642
MADISON                                       0       4,133,904            2,296,477                  0      6,430,381
SPRINGFIELD                             919,998       4,981,589            2,493,557            919,998      7,475,146
CHERRY HILL                           2,417,583       6,364,094              920,457          2,417,583      7,284,551
NANUET                                  798,932       2,361,900            1,473,214            798,932      3,835,114
OAKCREEK                              1,245,870       4,339,637            3,970,635          1,245,870      8,310,272
NORRISTOWN                              686,134       2,664,535            3,199,738            774,084      5,776,323
SPRINGBORO PIKE                       1,854,527       2,572,518            2,493,276          1,854,527      5,065,794
LIMA                                    770,121       3,080,479              561,651            770,121      3,642,130
CHARLES TOWN                            602,000       3,725,871           11,060,667            602,000     14,786,538
MUSKEGON                                391,500         958,500              742,640            391,500      1,701,140
NORTH MIAMI                             732,914       4,080,460            6,730,334            732,914     10,810,794
NEW KENSINGTON                          521,945       2,548,322              725,212            521,945      3,273,534
PENN HILLS                                    0       1,737,289                    -                  0      1,737,289
BEAVERCREEK                             635,228       3,024,722            2,495,349            635,228      5,520,071



                                                 TOTAL           TOTAL COST,                        DATE OF
                                              ACCUMULATED     NET OF ACCUMULATED                CONSTRUCTION(C)
    PROPERTIES                     TOTAL      DEPRECIATION      DEPRECIATION      ENCUMBRANCES   ACQUISITION(A)
    ----------                     -----      ------------      ------------      ------------   --------------
BOCA RATON                       $3,736,637      $524,324       $3,212,313             $0          1992(A)
WHITEHALL                         1,385,964       721,571          664,393              0          1967(C)
OGDEN                             1,534,693       729,293          805,400              0          1967(C)
ORLANDO                           6,399,827       549,479        5,850,348              0          1995(A)
PLAINVIEW                        10,317,996     1,648,265        8,669,731              0          1969(C)
POMPANO BEACH                     2,187,453     1,012,476        1,174,977              0          1968(C)
LIVONIA                           1,734,845       413,201        1,321,644              0          1968(C)
LAUDERDALE LAKES                  4,896,122     2,902,912        1,993,210              0          1968(C)
FERN PARK                         3,478,777     1,021,217        2,457,560              0          1968(C)
ADDISON                           1,853,392       922,995          930,397              0          1968(C)
LARGO                             2,325,481     1,356,804          968,677              0          1968(C)
WINSTON-SALEM                     4,967,055     1,090,999        3,876,056              0          1969(C)
MELBOURNE                         4,026,584     1,561,828        2,464,756              0          1968(C)
ST. PETERSBURG                    1,599,078       586,422        1,012,656              0          1968(C)
GROVE GATE                        2,463,559     1,102,222        1,361,337              0          1968(C)
UPPER ARLINGTON                   9,375,502     3,604,914        5,770,588              0          1969(C)
SHILOH SPRING RD.                 4,026,355     2,402,928        1,623,427              0          1969(C)
FELBRAM                             777,149       422,238          354,911              0          1970(C)
LEESBURG                            269,364       188,212           81,152              0          1969(C)
FOREST PARK                         770,990       409,622          361,368              0          1969(C)
LARGO EAST BAY                   14,941,418     2,170,309       12,771,109              0          1992(A)
LEXINGTON                        13,373,059     1,326,058       12,047,001              0          1993(A)
CLAWSON                          10,322,892       958,962        9,363,930              0          1993(A)
CHARLOTTE                         5,396,610       395,225        5,001,385              0          1995(A)
LAFAYETTE                         1,601,842       845,683          756,159              0          1971(C)
FARMINGTON                        6,883,215       660,684        6,222,531              0          1993(A)
WEST MIFFLIN                      3,025,560       259,919        2,765,641              0          1993(A)
BRADENTON                           748,216       315,462          432,754              0          1968(C)
GREENWOOD                         3,550,734     1,295,979        2,254,755              0          1970(C)
GRAVOIS                           6,360,418     3,093,463        3,266,955              0          1972(C)
JENNINGS                          2,522,526       215,500        2,307,026              0          1971(C)
DALLAS                           11,841,924     8,092,560        3,749,364              0          1969(C)
TUTTLE BEE SARASOTA               2,691,209     1,175,101        1,516,108              0          1970(C)
LAUREL                            2,415,942       277,286        2,138,656              0          1995(A)
LAUREL                            1,375,548       696,756          678,792              0          1972(C)
EAST ORLANDO                      4,458,204     1,368,689        3,089,515              0          1971(C)
OTTAWA                            1,225,458       896,848          328,610              0          1970(C)
BLOOMINGTON                       5,607,728     1,469,381        4,138,347              0          1972(C)
RALEIGH                          27,726,352     2,534,757       25,191,595              0          1993(A)
CANTON HILLS                      3,559,411       284,778        3,274,633              0          1993(A)
SAVANNAH                         10,612,812     1,161,503        9,451,309              0          1993(A)
MACON                             3,231,654     1,199,305        2,032,349              0          1969(C)
CANTON                            6,761,882     2,266,925        4,494,957              0          1972(C)
CHARLOTTE                         8,937,740       976,317        7,961,423              0          1993(A)
PALATKA                           1,584,515       713,623          870,892              0          1970(C)
EAST STROUDSBURG                  4,094,610     1,583,494        2,511,116              0          1973(C)
POUGHKEEPSIE                      6,799,311     3,115,895        3,683,416              0          1972(C)
BARBERTON                         2,573,340     1,310,903        1,262,437              0          1972(C)
HAGERSTOWN                        3,674,843     1,487,124        2,187,719              0          1973(C)
ELGIN                             4,319,514     1,390,732        2,928,782              0          1972(C)
GRAND HAVEN                       3,080,163     1,050,581        2,029,582              0          1976(C)
HOUSTON                             974,227       545,978          428,249              0          1973(C)
WICKLIFFE                         4,436,115       259,333        4,176,782              0          1995(A)
LEOMINSTER                       39,806,316     9,776,598       30,029,718              0          1975(A)
LAUDERHILL                       12,740,817             0       12,740,817              0          1974(C)
CAMBRIDGE                         2,658,087     1,251,987        1,406,100              0          1973(C)
OLMSTED                           3,913,773     2,497,307        1,416,466              0          1973(C)
LEMAY                               789,114       374,877          414,237              0          1974(C)
AKRON WATERLOO                    2,559,177     1,400,147        1,159,030              0          1975(C)
BRUNSWICK                         7,120,321     4,211,211        2,909,110              0          1975(C)
WEST MIFFLIN HILLS               10,718,982     3,718,331        7,000,651              0          1973(C)
CHARLESTON                        8,012,311     1,375,015        6,637,296              0          1978(C)
MESQUITE                          3,130,348       218,973        2,911,375              0          1995(A)
BELLEVUE                          2,249,943     1,333,232          916,711              0          1976(A)
ELSMERE                           3,185,642     2,013,324        1,172,318              0          1979(C)
MADISON                           6,430,381     3,221,945        3,208,436              0          1978(C)
SPRINGFIELD                       8,395,144     4,021,619        4,373,525      3,425,000          1983(A)
CHERRY HILL                       9,702,134     2,801,007        6,901,127      4,755,000          1985(C)
NANUET                            4,634,046     1,417,325        3,216,721              0          1984(A)
OAKCREEK                          9,556,142     2,820,041        6,736,101      4,920,000          1984(A)
NORRISTOWN                        6,550,407     2,545,149        4,005,258              0          1984(A)
SPRINGBORO PIKE                   6,920,321     2,053,539        4,866,782              0          1985(C)
LIMA                              4,412,251       334,533        4,077,718              0          1995(A)
CHARLES TOWN                     15,388,538     3,414,981       11,973,557              0          1985(A)
MUSKEGON                          2,092,640       935,640        1,157,000              0          1985(A)
NORTH MIAMI                      11,543,708     3,294,593        8,249,115              0          1985(A)
NEW KENSINGTON                    3,795,479     2,003,958        1,791,521              0          1986(A)
PENN HILLS                        1,737,289     1,108,553          628,736              0          1986(A)
BEAVERCREEK                       6,155,299     2,411,890        3,743,409              0          1986(A)

                                            INITIAL COST                                            TOTAL COST

                                                     BUILDING AND        SUBSEQUENT                        BUILDINGS AND
    PROPERTIES                           LAND        IMPROVEMENT       TO ACQUISITION          LAND         IMPROVEMENTS
    ----------                           ----        -----------       --------------          ----         ------------
HAMPTON BAYS                          1,495,105       5,979,320               41,919          1,495,105      6,021,239
BRIDGEHAMPTON                         1,811,752       3,107,232           21,778,249          1,811,752     24,885,481
EASTERN BLVD.                           412,016       1,876,962              169,942            412,016      2,046,904
E. PROSPECT ST.                         604,826       2,755,314              265,370            604,826      3,020,684
W. MARKET ST.                           188,562       1,158,307                    -            188,562      1,158,307
MIDDLETOWN                              207,283       1,174,603              447,331            207,283      1,621,934
UPPER ALLEN                             445,743       1,782,972              165,450            445,743      1,948,422
GETTYSBURG                               74,626         671,630              101,519             74,626        773,149
MARTINSBURG                             242,634       1,273,828              628,937            242,634      1,902,765
SOUTH EAST SARASOTA                   1,283,400       5,133,544            1,133,522          1,440,264      6,110,202
AIKEN                                   980,808       3,923,234               43,200            980,808      3,966,434
TYVOLA RD.                                    0       4,736,345            1,494,281                  0      6,230,626
RACINE                                1,403,082       5,612,330            1,171,905          1,403,082      6,784,235
WEST MIFFLIN                          1,468,341               0                    -          1,468,341              0
INDIANAPOLIS                            447,600       3,607,193            1,898,487            447,600      5,505,680
RICHBORO                                788,761       3,155,044            9,871,704            976,439     12,839,070
MILLER ROAD                           1,138,082       4,552,327            1,425,775          1,138,082      5,978,102
SANFORD                               3,406,565      13,648,041            1,377,997          3,406,565     15,026,038
CARLE PLACE                           1,183,290       4,903,642           10,409,825          1,314,540     15,182,217
PLAZA EAST                            1,236,149       4,944,597            2,071,416          1,236,149      7,016,013
PLAZA WEST                              808,435       3,210,187              575,057            808,435      3,785,244
MENTOR                                  503,981       2,455,926              390,515            503,981      2,846,441
MORSE RD.                               835,386       2,097,600            2,587,666            835,386      4,685,266
HAMILTON RD.                            856,178       2,195,520            3,404,322            856,178      5,599,842
OLENTANGY RIVER RD.                     764,517       1,833,600            2,197,502            764,517      4,031,102
SALEM AVE.                              665,314         347,818            5,043,518            665,314      5,391,336
KETTERING                             1,190,496       4,761,984              635,571          1,190,496      5,397,555
W. BROAD ST.                            982,464       3,929,856            2,968,565            982,464      6,898,421
ELYRIA                                  781,728       3,126,912               52,741            781,728      3,179,653
RIDGE ROAD                            1,285,213       4,712,358              516,953          1,285,213      5,229,311
SPRINGFIELD                             842,976       3,371,904              168,204            842,976      3,540,108
MENTOR ERIE CMNS.                     2,234,474       9,648,000            3,896,201          2,234,474     13,544,201
SPRINGDALE                            3,205,653      14,619,732            4,661,221          3,205,653     19,280,953
WESTERVILLE                           1,050,431       4,201,616            7,386,243          1,050,431     11,587,859
IRONDEQUOIT                           1,234,250       8,190,181                    -          1,234,250      8,190,181
WEST GATES                            1,784,718       9,721,970               92,117          1,784,718      9,814,087
HENRIETTA                             1,075,358       6,635,486               37,146          1,075,358      6,672,632
JONESBORO RD. &I-285                    468,118       1,872,473               53,114            468,118      1,925,587
HAYDEN PLAZA NORTH                    2,015,726       4,126,509                    -          2,015,726      4,126,509
ALHAMBRA, COSTCO                      4,995,639      19,982,557                    -          4,995,639     19,982,557
CORDATA CENTER                        4,971,910      19,898,194                    -          4,971,910     19,898,194
MADISON PLAZA                         5,758,998      23,045,565                    -          5,758,998     23,045,565
CHULA VISTA, COSTCO                   6,321,931      25,342,024                    -          6,321,931     25,342,024
COPIAGUE, HOME DEPOT                  3,888,574      15,614,297                    -          3,888,574     15,614,297
CORONA HILLS, COSTCO                 12,838,907      51,355,628                    -         12,838,907     51,355,628
FAIRFAX, COSTCO                       9,417,281      37,685,925                    -          9,417,281     37,685,925
WEST FARM SHOPPING CENTER             5,166,190      20,819,671                    -          5,166,190     20,819,671
GLENDALE, COSTCO                      7,546,028      30,345,319                    -          7,546,028     30,345,319
WENDOVER RIDGE                        1,330,398       5,329,161                    -          1,330,398      5,329,161
LA MIRADA THEATRE CENTER              8,639,473      34,597,403                    -          8,639,473     34,597,403
RIDGEDALE FESTIVAL CENTER             2,992,609      11,976,725                    -          2,992,609     11,976,725
METRO SQUARE                          4,006,994      16,056,181                    -          4,006,994     16,056,181
N. HAVEN, HOME DEPOT                  7,291,995      29,186,370                    -          7,291,995     29,186,370
CENNTENIAL PLAZA                      4,575,336      18,327,650                    -          4,575,336     18,327,650
TARGET PLAZA                          2,555,741      10,217,921                    -          2,555,741     10,217,921
PHOENIX, COSTCO                       5,253,547      21,014,187                    -          5,253,547     21,014,187
PISCATAWAY TOWN CENTER                3,765,878      15,087,330                    -          3,765,878     15,087,330
SANTA ANA, HOME DEPOT                 4,385,539      17,542,156                    -          4,385,539     17,542,156
WHITE MARSH, COSTCO                   3,334,491      13,337,966                    -          3,334,491     13,337,966
WICHITA WEST GATE CENTER              2,688,432      10,767,765                    -          2,688,432     10,767,765
SMOKETOWN                            12,547,302      50,880,531                    -         12,547,302     50,880,531
WOODGROVE FESTIVAL                    4,929,633      20,372,625                    -          4,929,633     20,372,625
ARBORETUM, CROSSING                   6,598,084      26,437,313                    -          6,598,084     26,437,313
CITY PLACE, DALLAS TX                 2,092,425       8,474,500                    -          2,092,425      8,474,500
BROADMOOR VILLAGE                     1,235,311       4,947,069                    -          1,235,311      4,947,069
CENTER AT BAYBROOK                    6,555,737      26,222,950                    -          6,555,737     26,222,950
SHOP AT VISTA RIDGE                   3,257,199      13,029,416                    -          3,257,199     13,029,416
VISTA RIDGE PLAZA                     2,926,495      11,716,483                    -          2,926,495     11,716,483
MESQUITE TOWN CENTER                  3,544,652      14,230,819                    -          3,544,652     14,230,819
RICHARDSON PLAZA                      2,333,541       9,373,422                    -          2,333,541      9,373,422
BRIDEWATER NJ                        30,601,991       6,276,285                    -         30,601,991      6,276,285
RENAISSANCE CENTER                    9,104,379      36,540,873                    -          9,104,379     36,540,873
KING KULLEN PLAZA                     5,968,082      23,243,404                    -          5,968,082     23,243,404
MARKET PLACE AT RIVERGATE             2,301,239       9,259,517                    -          2,301,239      9,259,517
SYCAMORE PLAZA                        1,382,500       5,532,900                    -          1,382,500      5,532,900
PLAZA PASEO DEL-NORTE                 4,480,702      17,968,171                    -          4,480,702     17,968,171
FRANKLIN TOWNE CENTER                 4,787,144      19,170,180                    -          4,787,144     19,170,180
RIVERGATE, TN                         3,038,561      12,157,408                    -          3,038,561     12,157,408
CENTER OF THE HILLS, TX               2,923,585      11,706,145                    -          2,923,585     11,706,145
VISTA RIDGE PHASE II                  2,276,575       9,106,300                    -          2,276,575      9,106,300
JUAN TABO, ALBUQUERQUE                1,141,200       4,566,817                    -          1,141,200      4,566,817
TROLLEY STATION                       3,303,682      13,218,740                    -          3,303,682     13,218,740
OAK PARK COMMONS                      4,705,024      18,889,681                    -          4,705,024     18,889,681
NORTH WEST SQUARE                     3,015,796      12,078,732                    -          3,015,796     12,078,732
ST. CHARLES-UNDEVELOPED LAND, MO      2,040,517               0                    -          2,040,517              0


                                                    TOTAL          TOTAL COST,                        DATE OF
                                                 ACCUMULATED    NET OF ACCUMULATED                CONSTRUCTION(C)
    PROPERTIES                        TOTAL      DEPRECIATION     DEPRECIATION      ENCUMBRANCES   ACQUISITION(A)
    ----------                     ------------  ------------     ------------      ------------   -------------
HAMPTON BAYS                         7,516,344     1,747,882        5,768,462              0          1989(A)
BRIDGEHAMPTON                       26,697,233     5,505,819       21,191,414              0          1972(C)
EASTERN BLVD.                        2,458,920     1,256,131        1,202,789              0          1987(A)
E. PROSPECT ST.                      3,625,510     1,876,647        1,748,863              0          1986(A)
W. MARKET ST.                        1,346,869       767,106          579,763              0          1986(A)
MIDDLETOWN                           1,829,217       785,704        1,043,513              0          1986(A)
UPPER ALLEN                          2,394,165     1,232,313        1,161,852              0          1986(A)
GETTYSBURG                             847,775       511,168          336,607              0          1986(A)
MARTINSBURG                          2,145,399     1,121,994        1,023,405              0          1986(A)
SOUTH EAST SARASOTA                  7,550,466     1,553,870        5,996,596              0          1989(A)
AIKEN                                4,947,242     1,170,910        3,776,332              0          1989(A)
TYVOLA RD.                           6,230,626     3,023,676        3,206,950              0          1986(A)
RACINE                               8,187,317     1,870,017        6,317,300              0          1988(A)
WEST MIFFLIN                         1,468,341             0        1,468,341              0          1986(A)
INDIANAPOLIS                         5,953,280     2,545,993        3,407,287              0          1986(A)
RICHBORO                            13,815,509     2,958,322       10,857,187              0          1986(A)
MILLER ROAD                          7,116,184     3,137,528        3,978,656              0          1986(A)
SANFORD                             18,432,603     4,162,958       14,269,645              0          1989(A)
CARLE PLACE                         16,496,757       563,546       15,933,211              0          1993(A)
PLAZA EAST                           8,252,162       399,204        7,852,958              0          1995(A)
PLAZA WEST                           4,593,679       186,597        4,407,082              0          1995(A)
MENTOR                               3,350,422     1,029,258        2,321,164              0          1987(A)
MORSE RD.                            5,520,652     1,309,102        4,211,550              0          1988(A)
HAMILTON RD.                         6,456,020     1,478,879        4,977,141              0          1988(A)
OLENTANGY RIVER RD.                  4,795,619     1,375,471        3,420,148              0          1988(A)
SALEM AVE.                           6,056,650     1,183,395        4,873,255      3,596,557          1988(A)
KETTERING                            6,588,051     1,592,028        4,996,023      3,407,265          1988(A)
W. BROAD ST.                         7,880,885     1,655,134        6,225,751      3,785,850          1988(A)
ELYRIA                               3,961,381     1,014,445        2,946,936              0          1988(A)
RIDGE ROAD                           6,514,524     1,025,898        5,488,626              0          1992(A)
SPRINGFIELD                          4,383,084     1,110,539        3,272,545      3,975,142          1988(A)
MENTOR ERIE CMNS.                   15,778,675     2,826,092       12,952,583      4,164,435          1988(A)
SPRINGDALE                          22,486,606     3,680,284       18,806,322              0          1992(A)
WESTERVILLE                         12,638,290     1,994,429       10,643,861              0          1988(A)
IRONDEQUOIT                          9,424,431     1,436,250        7,988,181              0          1993(A)
WEST GATES                          11,598,805     1,264,300       10,334,505              0          1993(A)
HENRIETTA                            7,747,990     1,136,257        6,611,733              0          1993(A)
JONESBORO RD. &I-285                 2,393,705       549,661        1,844,044              0          1988(A)
HAYDEN PLAZA NORTH                   6,142,235        42,003        6,100,232              0          1998(A)
ALHAMBRA, COSTCO                    24,978,196       269,890       24,708,306              0          1998(A)
CORDATA CENTER                      24,870,104       268,608       24,601,496     15,036,657          1998(A)
MADISON PLAZA                       28,804,563       311,130       28,493,433              0          1998(A)
CHULA VISTA, COSTCO                 31,663,955       341,544       31,322,411              0          1998(A)
COPIAGUE, HOME DEPOT                19,502,871       210,081       19,292,790     13,413,098          1998(A)
CORONA HILLS, COSTCO                64,194,535       693,644       63,500,891              0          1998(A)
FAIRFAX, COSTCO                     47,103,206       508,770       46,594,436     31,959,140          1998(A)
WEST FARM SHOPPING CENTER           25,985,861       279,104       25,706,757     14,403,144          1998(A)
GLENDALE, COSTCO                    37,891,347       407,676       37,483,671     24,728,057          1998(A)
WENDOVER RIDGE                       6,659,559        71,875        6,587,684      4,046,409          1998(A)
LA MIRADA THEATRE CENTER            43,236,876       466,749       42,770,127              0          1998(A)
RIDGEDALE FESTIVAL CENTER           14,969,334       161,676       14,807,658      9,150,000          1998(A)
METRO SQUARE                        20,063,175       216,478       19,846,697              0          1998(A)
N. HAVEN, HOME DEPOT                36,478,365       393,951       36,084,414              0          1998(A)
CENNTENIAL PLAZA                    22,902,986       247,184       22,655,802     11,195,536          1998(A)
TARGET PLAZA                        12,773,662       138,075       12,635,587      7,850,000          1998(A)
PHOENIX, COSTCO                     26,267,734       283,824       25,983,910              0          1998(A)
PISCATAWAY TOWN CENTER              18,853,208       203,451       18,649,757     11,018,424          1998(A)
SANTA ANA, HOME DEPOT               21,927,695       236,929       21,690,766              0          1998(A)
WHITE MARSH, COSTCO                 16,672,457       180,147       16,492,310              0          1998(A)
WICHITA WEST GATE CENTER            13,456,197       145,242       13,310,955      7,850,000          1998(A)
SMOKETOWN                           63,427,833       677,871       62,749,962     40,963,579          1998(A)
WOODGROVE FESTIVAL                  25,302,258       266,324       25,035,934              0          1998(A)
ARBORETUM, CROSSING                 33,035,397       346,345       32,689,052     19,932,313          1998(A)
CITY PLACE, DALLAS TX               10,566,925       113,319       10,453,606      5,750,000          1998(A)
BROADMOOR VILLAGE                    6,182,380        66,463        6,115,917      3,396,986          1998(A)
CENTER AT BAYBROOK                  32,778,687       354,174       32,424,513              0          1998(A)
SHOP AT VISTA RIDGE                 16,286,615       175,971       16,110,644      7,000,000          1998(A)
VISTA RIDGE PLAZA                   14,642,978       158,207       14,484,771      6,000,000          1998(A)
MESQUITE TOWN CENTER                17,775,471       191,500       17,583,971              0          1998(A)
RICHARDSON PLAZA                    11,706,963       126,070       11,580,893      6,793,971          1998(A)
BRIDEWATER NJ                       36,878,276             0       36,878,276              0          1998(A)
RENAISSANCE CENTER                  45,645,252       404,384       45,240,868              0          1998(A)
KING KULLEN PLAZA                   29,211,486       323,077       28,888,409              0          1998(A)
MARKET PLACE AT RIVERGATE           11,560,756       121,873       11,438,883              0          1998(A)
SYCAMORE PLAZA                       6,915,400        74,690        6,840,710      1,848,249          1998(A)
PLAZA PASEO DEL-NORTE               22,448,873       242,071       22,206,802      7,950,008          1998(A)
FRANKLIN TOWNE CENTER               23,957,324       258,627       23,698,697     12,762,265          1998(A)
RIVERGATE, TN                       15,195,969       129,853       15,066,116              0          1998(A)
CENTER OF THE HILLS, TX             14,629,730       125,157       14,504,573              0          1998(A)
VISTA RIDGE PHASE II                11,382,875        38,883       11,343,992      6,000,000          1998(A)
JUAN TABO, ALBUQUERQUE               5,708,017        48,769        5,659,248              0          1998(A)
TROLLEY STATION                     16,522,422        84,711       16,437,711     11,691,202          1998(A)
OAK PARK COMMONS                    23,594,705       120,642       23,474,063     19,237,500          1998(A)
NORTH WEST SQUARE                   15,094,528        77,328       15,017,200              0          1998(A)
ST. CHARLES-UNDEVELOPED LAND, MO     2,040,517             0        2,040,517              0          1998(A)

                                            INITIAL COST                                            TOTAL COST

                                                     BUILDING AND        SUBSEQUENT                        BUILDINGS AND
    PROPERTIES                           LAND        IMPROVEMENT       TO ACQUISITION          LAND         IMPROVEMENTS
    ----------                           ----        -----------       --------------          ----        -------------
STATEN ISLAND                         2,280,000       9,027,951            3,994,089          2,280,000     13,022,040
GASTONIA                              2,467,696       9,870,785              364,222          2,467,696     10,235,007
MARGATE                               2,948,530      11,754,120            1,184,077          2,948,530     12,938,197
CENTEREACH                            1,182,650       4,735,779           16,410,087          1,417,098     20,911,418
WALKER                                3,682,478      14,730,060            1,336,811          3,682,478     16,066,871
TAYLOR                                1,451,397       5,806,263               59,406          1,451,397      5,865,669
WATERBURY                             2,253,078       9,017,012               59,581          2,253,078      9,076,593
GREAT BARRINGTON                        642,170       2,547,830            6,902,051          1,427,963      8,664,088
KISSIMMEE                             1,328,536       5,296,652            1,515,262          1,328,536      6,811,914
WESTMONT                                601,655       2,404,604            7,624,551            601,655     10,029,155
RIDGEWOOD                               450,000       2,106,566               28,802            450,000      2,135,368
MELBOURNE                               715,844       2,878,374              317,408            715,844      3,195,782
NORTH BRUNSWICK                       3,204,978      12,819,912           12,506,129          3,204,978     25,326,041
SAND LAKE                             3,092,706      12,370,824              723,708          3,092,706     13,094,532
STUART                                2,109,677       8,415,323              291,562          2,109,677      8,706,885
ROCKINGHAM                            2,660,915      10,643,660            7,923,134          2,660,915     18,566,794
CORAL SPRINGS                           710,000       2,842,907            3,128,997            710,000      5,971,904
SPRINGFIELD                           2,745,595      10,985,778            3,277,294          2,904,022     14,104,645
CHARLESTON                            1,744,430       6,986,094            2,229,760          1,744,430      9,215,854
SAVANNAH                                652,255       2,616,522               34,536            652,255      2,651,058
WEST PALM BEACH                         550,896       2,298,964              339,979            550,896      2,638,943
SOUTH MIAMI                           1,280,440       5,133,825            1,963,737          1,280,440      7,097,562
AUGUSTA                               1,482,564       5,928,122               17,855          1,482,564      5,945,977
ALTAMONTE SPRINGS                       770,893       3,083,574                    -            770,893      3,083,574
KENT                                  2,261,530               0                    -          2,261,530              0
ORLANDO                                 560,800       2,268,112            1,736,041            580,030      3,984,923
DURHAM                                1,882,800       7,551,576              414,253          1,882,800      7,965,829
GARLAND                                 210,286         845,845                    -            210,286        845,845
MARLTON PIKE                                  0       4,318,534                    -                  0      4,318,534
CAMDEN                                        0       1,000,570               79,366                  0      1,079,936
CINNAMINSON                             657,140       2,628,559              241,085            657,140      2,869,644
FLORENCE                              1,465,661       6,011,013                    -          1,465,661      6,011,013
PHOENIX                               2,450,341       9,802,046                    -          2,450,341      9,802,046
MORRISVILLE                             627,864       2,511,457             (240,683)           627,864      2,270,774
CENTER SQUARE                           731,888       2,927,551                    -            731,888      2,927,551
PHILADELPHIA                            731,888       2,927,551                    -            731,888      2,927,551
FEASTERVILLE                            520,521       2,082,083               29,197            520,521      2,111,280
WARRINGTON                              268,194       1,072,774              116,629            268,194      1,189,403
WHITEHALL                                     0       5,195,577                9,231                  0      5,204,808
HARRIS COUNTY                         1,843,000       7,372,420              275,774          2,003,260      7,487,934
HAVERTOWN                               731,888       2,927,551                    -            731,888      2,927,551
EXTON                                   731,888       2,927,551                    -            731,888      2,927,551
GALLERY, PHILADELPHIA PA                      0               0              258,931                  0        258,931
EASTWICK                                889,001       2,762,888            2,386,166            889,001      5,149,054
UPPER DARBY                             231,821         927,286            3,049,951            285,828      3,923,230
TAMPA                                 2,820,000      11,283,189              673,624          2,820,000     11,956,813
OCALA                                 1,980,000       7,927,484              443,713          1,980,000      8,371,197
BATON ROUGE                           3,125,527      12,503,083              403,823          3,125,527     12,906,906
WHITE LAKE                            2,300,050       9,249,607            1,085,937          2,300,050     10,335,544
THE SHOPS AT WEST MELBOURNE           2,200,000       8,829,541                    -          2,200,000      8,829,541
LAFAYETTE                             2,115,000       8,508,218              355,572          2,115,000      8,863,790
LAFAYETTE                               812,810       3,252,269              707,178            812,810      3,959,447
MANASSAS                              1,788,750       7,162,661               25,357          1,788,750      7,188,018
CORAL SPRINGS                         1,649,000       6,626,301               15,385          1,649,000      6,641,686
STATEN ISLAND                         2,940,000      11,811,964               32,904          2,940,000     11,844,868
GREENVILLE                            2,209,812       8,850,864                    -          2,209,812      8,850,864
MT. DORA                              1,011,000       4,062,890                    -          1,011,000      4,062,890
SOUTH PLAINES PLAZA, TX               1,890,000       7,577,145                    -          1,890,000      7,577,145
KIMCO MESA 679, INC. AZ               2,915,000      11,686,291                    -          2,915,000     11,686,291
DENVER WEST 38TH STREET                 161,167         646,983                    -            161,167        646,983
VILLAGE ON THE PARK                   2,194,463       8,885,987                    -          2,194,463      8,885,987
ENGLEWOOD PHAR MOR                      805,837       3,232,650                    -            805,837      3,232,650
HERITAGE WEST                         1,526,576       6,124,074                    -          1,526,576      6,124,074
AURORA QUINCY                         1,148,317       4,608,249                    -          1,148,317      4,608,249
SPRING CREEK COLORADO                 1,423,260       5,718,813                    -          1,423,260      5,718,813
AURORA EAST BANK                      1,500,568       6,180,103                    -          1,500,568      6,180,103
MARSHALL PLAZA, CRANSTON RI           1,886,600       7,575,302                    -          1,886,600      7,575,302
N. CHARLESTON                         2,965,748      11,895,294               18,105          2,965,748     11,913,399
KIMCO CARY 696, INC.                  2,180,000       8,756,865                    -          2,180,000      8,756,865
KIMCO LAFAYETTE MARKET PLACE          3,788,000      15,162,095                    -          3,788,000     15,162,095
BAYSHORE GARDENS, BRADENTON FL        2,901,000      11,738,955                    -          2,901,000     11,738,955
SANTEE TOWN CENTER                    2,252,812       9,012,256                    -          2,252,812      9,012,256
NORTH POINT SHOPPING CENTER           1,935,380       7,800,746                    -          1,935,380      7,800,746
CEDAR HILL CROSSING                   4,091,048               0                    -          4,091,048              0
VILLAGE COMMONS SHOPPING CENTER       2,192,331       8,774,158                    -          2,192,331      8,774,158
THE PIERS SHOPPING CENTER             1,990,000       7,964,165                    -          1,990,000      7,964,165
MOLINE SHOPPING CENTER. IL                    0       1,301,194                    -                  0      1,301,194
PADUCAH MALL, KY                              0       1,047,281                    -                  0      1,047,281
PLAZA AT ROCKFORD, IL                         0          83,158                    -                  0         83,158
SPRINGFIELD, MACARTHUR                        0         131,091                    -                  0        131,091
RICHMOND                                670,500       2,751,375                    -            670,500      2,751,375
YONKERS                                 871,977       3,487,909                    -            871,977      3,487,909
ALTON, BELTLINE HWY                     329,532       1,987,981                    -            329,532      1,987,981
KRIKWOOD                                      0       9,704,005                    -                  0      9,704,005
ST. LOUIS, CHRISTY BLVD.                809,087       4,430,514                    -            809,087      4,430,514

                                                    TOTAL          TOTAL COST,                        DATE OF
                                                 ACCUMULATED    NET OF ACCUMULATED                CONSTRUCTION(C)
    PROPERTIES                        TOTAL      DEPRECIATION     DEPRECIATION      ENCUMBRANCES   ACQUISITION(A)
    ----------                     ------------  ------------     ------------      ------------   -------------
STATEN ISLAND                       15,302,040     3,197,108       12,104,932      4,801,996          1989(A)
GASTONIA                            12,702,703     2,235,299       10,467,404              0          1989(A)
MARGATE                             15,886,727     1,664,562       14,222,165              0          1993(A)
CENTEREACH                          22,328,516     1,955,029       20,373,487              0          1993(A)
WALKER                              19,749,349     1,921,548       17,827,801              0          1993(A)
TAYLOR                               7,317,066       769,258        6,547,808              0          1993(A)
WATERBURY                           11,329,671     1,200,883       10,128,788      5,506,288          1993(A)
GREAT BARRINGTON                    10,092,051       373,437        9,718,614              0          1994(A)
KISSIMMEE                            8,140,450       417,446        7,723,004              0          1996(A)
WESTMONT                            10,630,810       474,370       10,156,440              0          1994(A)
RIDGEWOOD                            2,585,368       271,080        2,314,288              0          1993(A)
MELBOURNE                            3,911,626       359,457        3,552,169              0          1994(A)
NORTH BRUNSWICK                     28,531,019     1,759,892       26,771,127              0          1994(A)
SAND LAKE                           16,187,238     1,518,846       14,668,392              0          1994(A)
STUART                              10,816,562       967,236        9,849,326              0          1994(A)
ROCKINGHAM                          21,227,709     1,407,003       19,820,706              0          1994(A)
CORAL SPRINGS                        6,681,904       371,935        6,309,969              0          1994(A)
SPRINGFIELD                         17,008,667     1,167,148       15,841,519              0          1994(A)
CHARLESTON                          10,960,284       608,320       10,351,964              0          1995(A)
SAVANNAH                             3,303,313       223,600        3,079,713              0          1995(A)
WEST PALM BEACH                      3,189,839       172,424        3,017,415              0          1995(A)
SOUTH MIAMI                          8,378,002       524,598        7,853,404              0          1995(A)
AUGUSTA                              7,428,541       463,655        6,964,886              0          1995(A)
ALTAMONTE SPRINGS                    3,854,467       237,198        3,617,269              0          1995(A)
KENT                                 2,261,530             0        2,261,530              0          1995(A)
ORLANDO                              4,564,953       156,538        4,408,415              0          1996(A)
DURHAM                               9,848,629       532,865        9,315,764              0          1996(A)
GARLAND                              1,056,131        57,564          998,567              0          1996(A)
MARLTON PIKE                         4,318,534       258,374        4,060,160              0          1996(A)
CAMDEN                               1,079,936             0        1,079,936              0          1996(A)
CINNAMINSON                          3,526,784        11,159        3,515,625              0          1996(A)
FLORENCE                             7,476,674       195,235        7,281,439              0          1997(A)
PHOENIX                             12,252,387       293,202       11,959,185      8,024,229          1997(A)
MORRISVILLE                          2,898,638             0        2,898,638              0          1996(A)
CENTER SQUARE                        3,659,439       175,153        3,484,286              0          1996(A)
PHILADELPHIA                         3,659,439       175,153        3,484,286              0          1996(A)
FEASTERVILLE                         2,631,801       106,774        2,525,027              0          1996(A)
WARRINGTON                           1,457,597             0        1,457,597              0          1996(A)
WHITEHALL                            5,204,808       310,847        4,893,961              0          1996(A)
HARRIS COUNTY                        9,491,194       283,986        9,207,208              0          1997(A)
HAVERTOWN                            3,659,439       175,153        3,484,286              0          1996(A)
EXTON                                3,659,439       175,153        3,484,286              0          1996(A)
GALLERY, PHILADELPHIA PA               258,931           538          258,393              0          1996(A)
EASTWICK                             6,038,055       175,515        6,038,055      5,040,000          1997(A)
UPPER DARBY                          4,209,058       140,145        4,209,058      3,960,000          1996(A)
TAMPA                               14,776,813       516,910       14,259,903              0          1997(A)
OCALA                               10,351,197       321,646       10,029,551              0          1997(A)
BATON ROUGE                         16,032,433       481,208       15,551,225              0          1997(A)
WHITE LAKE                          12,635,594       578,589       12,057,005              0          1996(A)
THE SHOPS AT WEST MELBOURNE         11,029,541       188,075       10,841,466              0          1998(A)
LAFAYETTE                           10,978,790       256,457       10,722,333              0          1997(A)
LAFAYETTE                            4,772,257       163,795        4,608,462              0          1997(A)
MANASSAS                             8,976,768       206,486        8,770,282              0          1997(A)
CORAL SPRINGS                        8,290,686       183,611        8,107,075              0          1997(A)
STATEN ISLAND                       14,784,868       302,868       14,482,000      5,500,881          1997(A)
GREENVILLE                          11,060,676       212,526       10,848,150              0          1997(A)
MT. DORA                             5,073,890       112,892        4,960,998              0          1997(A)
SOUTH PLAINES PLAZA, TX              9,467,145       145,413        9,321,732      6,453,600          1998(A)
KIMCO MESA 679, INC. AZ             14,601,291       224,424       14,376,867      9,859,797          1998(A)
DENVER WEST 38TH STREET                808,150        15,189          792,961              0          1998(A)
VILLAGE ON THE PARK                 11,080,450        94,090       10,986,360              0          1998(A)
ENGLEWOOD PHAR MOR                   4,038,487        34,547        4,003,940      1,386,104          1998(A)
HERITAGE WEST                        7,650,650        65,420        7,585,230              0          1998(A)
AURORA QUINCY                        5,756,566        49,248        5,707,318      2,766,910          1998(A)
SPRING CREEK COLORADO                7,142,073       134,190        7,007,883              0          1998(A)
AURORA EAST BANK                     7,680,671       141,355        7,539,316              0          1998(A)
MARSHALL PLAZA, CRANSTON RI          9,461,902       161,569        9,300,333              0          1998(A)
N. CHARLESTON                       14,879,147       152,672       14,726,475              0          1997(A)
KIMCO CARY 696, INC.                10,936,865       149,221       10,787,644              0          1998(A)
KIMCO LAFAYETTE MARKET PLACE        18,950,095       226,636       18,723,459              0          1998(A)
BAYSHORE GARDENS, BRADENTON FL      14,639,955       174,758       14,465,197              0          1998(A)
SANTEE TOWN CENTER                  11,265,068             0       11,265,068              0          1998(A)
NORTH POINT SHOPPING CENTER          9,736,126        16,566        9,719,560              0          1998(A)
CEDAR HILL CROSSING                  4,091,048             0        4,091,048              0          1998(A)
VILLAGE COMMONS SHOPPING CENTER     10,966,489             0       10,966,489              0          1998(A)
THE PIERS SHOPPING CENTER            9,954,165             0        9,954,165              0          1998(A)
MOLINE SHOPPING CENTER. IL           1,301,194        10,488        1,290,706              0          1998(A)
PADUCAH MALL, KY                     1,047,281         9,719        1,037,562              0          1998(A)
PLAZA AT ROCKFORD, IL                   83,158           711           82,447              0          1998(A)
SPRINGFIELD, MACARTHUR                 131,091         1,069          130,022              0          1998(A)
RICHMOND                             3,421,875        69,749        3,352,126              0          1995(A)
YONKERS                              4,359,886       315,159        4,044,727              0          1998(A)
ALTON, BELTLINE HWY                  2,317,513       390,452        1,927,061              0          1998(A)
KRIKWOOD                             9,704,005       103,257        9,600,748              0          1998(A)
ST. LOUIS, CHRISTY BLVD.             5,239,601        43,782        5,195,819              0          1998(A)

                                            INITIAL COST                                            TOTAL COST

                                                     BUILDING AND        SUBSEQUENT                        BUILDINGS AND
    PROPERTIES                           LAND        IMPROVEMENT       TO ACQUISITION          LAND         IMPROVEMENTS
    ----------                           ----        -----------       --------------          ----        -------------
OVERLAND PARK, MELCALF                1,183,911       6,335,308            1,995              1,185,906      6,335,308
INDEPENDENCE, NOLAND DR.              1,728,367       8,951,101            2,933              1,731,300      8,951,101
KANSAS CITY, STATE AVE.               1,692,301       8,763,689            2,872              1,695,173      8,763,689
BELLEVILLE, WESTFIELD PLAZA                   0       5,372,253                -                      0      5,372,253
ORLAND PARK, S. HARLEM                  476,972       2,764,775                -                476,972      2,764,775
TULSA                                   500,950       2,002,508                -                500,950      2,002,508
WATERLOO                                500,525       2,002,101                -                500,525      2,002,101
CLIVE                                   500,525       2,002,101                -                500,525      2,002,101
DES MOINES                              500,525       2,559,019                -                500,525      2,559,019
E. WICHITA                              500,414       6,449,627                -                500,414      6,449,627
W. WICHITA                              500,414       6,394,959                -                500,414      6,394,959
PLANO                                   500,414       2,830,835                -                500,414      2,830,835
WEST OAKS                               500,422       2,001,687                -                500,422      2,001,687
ARLINGTON                               500,414       2,001,656                -                500,414      2,001,656
DUNCANVILLE                             500,414       2,001,656                -                500,414      2,001,656
GARLAND                                 500,414       2,001,656                -                500,414      2,001,656
HOUSTON                                 500,422       2,001,687                -                500,422      2,001,687
GENEVA                                  500,422      12,917,712                -                500,422     12,917,712
BAYTOWN                                 500,422       2,431,651                -                500,422      2,431,651
FT. WORTH                               500,414       2,426,533                -                500,414      2,426,533
BRADLEY                                 500,422       2,001,687                -                500,422      2,001,687
N. RICHLAND HILLS                     1,000,000               0           65,837              1,065,837              0
CORSICANA                               989,061       3,990,595                -                989,061      3,990,595
OVERLAND                                      0       4,928,677          120,104                      0      5,048,781
CREVE COEUR, WOODCREST/OLIVE          1,044,598       5,475,623            1,773              1,046,371      5,475,623
ST. LOUIS                                     0       5,756,736          156,042                      0      5,912,778
PEORIA                                        0       5,081,290                -                      0      5,081,290
KANSAS CITY                             574,777       2,971,191                -                574,777      2,971,191
ST. LOUIS                                     0       2,766,644                -                      0      2,766,644
OAK LAWN                              1,530,111       8,776,631                -              1,530,111      8,776,631
CALUMET CITY                          1,479,217       8,815,760                -              1,479,217      8,815,760
OAKBROOK TERRACE                      1,610,958       9,155,177                -              1,610,958      9,155,177
MATTERSON                               950,515       6,292,319                -                950,515      6,292,319
MT. PROSPECT                          1,017,345       6,572,176                -              1,017,345      6,572,176
ST. PETERS                            1,182,194       7,423,459                -              1,182,194      7,423,459
CHICAGO, S. PULASKI RD.               1,611,612       8,252,282            2,707              1,614,319      8,252,282
KANSAS CITY                             775,025       5,046,021                -                775,025      5,046,021
ROELAND PARK                                  0       5,120,323                -                      0      5,120,323
MAPLEWOOD                               604,803       4,619,578                -                604,803      4,619,578
NORRIDGE                                      0       2,918,315                -                      0      2,918,315
COUNTRYSIDE                                   0       4,770,671                -                      0      4,770,671
DUBUQUE                                       0       2,152,476                -                      0      2,152,476
CARBONDALE                                    0         500,000                -                      0        500,000
MERRILLVILLE                                  0       1,965,694           45,601                      0      2,011,295
CRYSTAL CITY, MI                              0         234,378                -                      0        234,378
GRIFFITH                                      0       2,495,820          (19,188)                     0      2,476,632
DOWNER GROVE                            811,778       4,322,956                -                811,778      4,322,956
CHICAGO                                       0       3,716,745                -                      0      3,716,745
SKOKIE                                        0       2,276,360                -                      0      2,276,360
SCHAUMBURG                                    0       2,576,673                -                      0      2,576,673
CHICAGO                                       0       2,687,046                -                      0      2,687,046
MIDWEST CITY                          1,435,506       7,370,459            2,424              1,437,930      7,370,459
DAVENPORT                                     0               0                -                      0              0
TULSA                                         0               0          131,399                      0        131,399
ELGIN, AIRPORT RD.                    2,728,647      12,624,998                -              2,728,647     12,624,998
FOREST PARK                                   0       2,335,884                -                      0      2,335,884
NAPERVILLE                              669,483       4,464,998                -                669,483      4,464,998
INDIANAPOLIS                                  0               0                -                      0              0
NILES                                         0       2,217,231          134,809                      0      2,352,040
ARLINGTON                                     0       2,285,377                -                      0      2,285,377
JOLIET                                        0               0                -                      0              0
SPRINGFIELD,GLENSTONE AVE.                    0         608,793                -                      0        608,793
CHAMPAIGN, NEIL ST.                     230,519       1,285,460                -                230,519      1,285,460
SOUTH SHIELDS, OKLAHOMA                       0         457,015                -                      0        457,015
MANCHESTER, ANDERSON DR               1,417,725       6,709,421            2,220              1,419,945      6,709,421
CAPE GIRARDEAU                                0       2,242,469                -                      0      2,242,469
MUNDELIEN, S. LAKE                    1,127,720       5,826,129            1,914              1,129,634      5,826,129
BRIDGETON                                     0       2,196,834                -                      0      2,196,834
EDMOND                                  477,036       3,591,493                -                477,036      3,591,493
HOUSTON                                 406,513       1,939,253                -                406,513      1,939,253
CORPUS CHRISTI, TX                            0         944,562                -                      0        944,562
AMARILLO                              4,666,000      28,644,596                -              4,666,000     28,644,596
ST. JOSEPH, N. BELT HWY                 203,596       1,129,889                -                203,596      1,129,889
FAIRVIEW HTS, BELLVILLE RD.                   0      11,866,880                -                      0     11,866,880
SOUTH BEND, S. HIGH ST.                 183,463       1,070,401                -                183,463      1,070,401
SHAWNEE, KANSAS                               0         405,770                -                      0        405,770
ELSTON                                1,010,375       5,692,211                -              1,010,375      5,692,211
WAUKEGAN, BELVIDERE                     203,427       1,161,847              345                203,772      1,161,847
S. CICERO                                     0       1,541,560          149,203                      0      1,690,763
MELROSE                                 198,177       1,214,926                -                198,177      1,214,926
JOPLIN, N. RANGELINE                  1,021,661       4,793,886                -              1,021,661      4,793,886
AURORA, N. LAKE                       2,059,908       9,531,721                -              2,059,908      9,531,721
CRYSTAL LAKE, NW HWY                    179,964       1,025,811              305                180,269      1,025,811
KRC PETERSON AVE                      2,215,960      10,253,981                -              2,215,960     10,253,981
KRC BRIDGEVIEW                                0               0                -                      0              0

                                                     TOTAL          TOTAL COST,                       DATE OF
                                                  ACCUMULATED    NET OF ACCUMULATED                CONSTRUCTION(C)
    PROPERTIES                         TOTAL      DEPRECIATION     DEPRECIATION      ENCUMBRANCES   ACQUISITION(A)
    ----------                      ------------  ------------     ------------      ------------   --------------
OVERLAND PARK, MELCALF                7,521,214        61,738        7,459,476              0          1998(A)
INDEPENDENCE, NOLAND DR.             10,682,401        93,527       10,588,874              0          1998(A)
KANSAS CITY, STATE AVE.              10,458,862        91,576       10,367,286              0          1998(A)
BELLEVILLE, WESTFIELD PLAZA           5,372,253        57,373        5,314,880              0          1998(A)
ORLAND PARK, S. HARLEM                3,241,747        25,810        3,215,937              0          1998(A)
TULSA                                 2,503,458       149,870        2,353,588              0          1996(A)
WATERLOO                              2,502,626       149,730        2,352,896              0          1996(A)
CLIVE                                 2,502,626       149,730        2,352,896              0          1996(A)
DES MOINES                            3,059,544       154,203        2,905,341              0          1996(A)
E. WICHITA                            6,950,041       194,085        6,755,956      5,175,000          1996(A)
W. WICHITA                            6,895,373       193,218        6,702,155      5,100,000          1996(A)
PLANO                                 3,331,249       157,818        3,173,431              0          1996(A)
WEST OAKS                             2,502,109       149,695        2,352,414              0          1996(A)
ARLINGTON                             2,502,070       149,695        2,352,375              0          1996(A)
DUNCANVILLE                           2,502,070       149,695        2,352,375              0          1996(A)
GARLAND                               2,502,070       149,695        2,352,375              0          1996(A)
HOUSTON                               2,502,109       149,695        2,352,414              0          1996(A)
GENEVA                               13,418,134       257,634       13,160,500              0          1996(A)
BAYTOWN                               2,932,073       153,266        2,778,807              0          1996(A)
FT. WORTH                             2,926,947       149,695        2,777,252              0          1996(A)
BRADLEY                               2,502,109       153,849        2,348,260              0          1996(A)
N. RICHLAND HILLS                     1,065,837             0        1,065,837              0          1997(A)
CORSICANA                             4,979,656       218,804        4,760,852              0          1997(A)
OVERLAND                              5,048,781       168,501        4,880,280              0          1997(A)
CREVE COEUR, WOODCREST/OLIVE          6,521,994        56,526        6,465,468              0          1998(A)
ST. LOUIS                             5,912,778       196,812        5,715,966              0          1997(A)
PEORIA                                5,081,290       117,601        4,963,689              0          1997(A)
KANSAS CITY                           3,545,968        85,187        3,460,781              0          1997(A)
ST. LOUIS                             2,766,644        82,033        2,684,611              0          1997(A)
OAK LAWN                             10,306,742       204,729       10,102,013              0          1997(A)
CALUMET CITY                         10,294,977       196,468       10,098,509              0          1997(A)
OAKBROOK TERRACE                     10,766,135       216,056       10,550,079              0          1997(A)
MATTERSON                             7,242,834       121,619        7,121,215              0          1997(A)
MT. PROSPECT                          7,589,521       131,044        7,458,477              0          1997(A)
ST. PETERS                            8,605,653       186,220        8,419,433              0          1997(A)
CHICAGO, S. PULASKI RD.               9,866,601        82,447        9,784,154              0          1998(A)
KANSAS CITY                           5,821,046       124,091        5,696,955              0          1997(A)
ROELAND PARK                          5,120,323       156,304        4,964,019              0          1997(A)
MAPLEWOOD                             5,224,381       103,467        5,120,914              0          1997(A)
NORRIDGE                              2,918,315        87,537        2,830,778              0          1997(A)
COUNTRYSIDE                           4,770,671       108,525        4,662,146              0          1997(A)
DUBUQUE                               2,152,476        60,655        2,091,821              0          1997(A)
CARBONDALE                              500,000             0          500,000              0          1997(A)
MERRILLVILLE                          2,011,295        67,203        1,944,092              0          1997(A)
CRYSTAL CITY, MI                        234,378         1,703          232,675              0          1997(A)
GRIFFITH                              2,476,632        63,995        2,412,637              0          1997(A)
DOWNER GROVE                          5,134,734       114,349        5,020,385              0          1997(A)
CHICAGO                               3,716,745        94,289        3,622,456              0          1997(A)
SKOKIE                                2,276,360        70,780        2,205,580              0          1997(A)
SCHAUMBURG                            2,576,673        76,786        2,499,887              0          1997(A)
CHICAGO                               2,687,046        76,603        2,610,443              0          1997(A)
MIDWEST CITY                          8,808,389        92,762        8,715,627              0          1998(A)
DAVENPORT                                     0             0                0              0          1997(A)
TULSA                                   131,399         1,215          130,184              0          1997(A)
ELGIN, AIRPORT RD.                   15,353,645       133,399       15,220,246              0          1998(A)
FOREST PARK                           2,335,884        74,157        2,261,727              0          1997(A)
NAPERVILLE                            5,134,481        83,656        5,050,825              0          1997(A)
INDIANAPOLIS                                  0             0                0              0          1997(A)
NILES                                 2,352,040        75,803        2,276,237              0          1997(A)
ARLINGTON                             2,285,377        67,026        2,218,351              0          1997(A)
JOLIET                                        0             0                0              0          1997(A)
SPRINGFIELD,GLENSTONE AVE.              608,793         6,592          602,201              0          1998(A)
CHAMPAIGN, NEIL ST.                   1,515,979        12,474        1,503,505              0          1998(A)
SOUTH SHIELDS, OKLAHOMA                 457,015         3,696          453,319              0          1997(A)
MANCHESTER, ANDERSON DR               8,129,366        70,108        8,059,258      6,300,000          1998(A)
CAPE GIRARDEAU                        2,242,469        60,036        2,182,433              0          1997(A)
MUNDELIEN, S. LAKE                    6,955,763        61,024        6,894,739              0          1998(A)
BRIDGETON                             2,196,834        70,442        2,126,392              0          1997(A)
EDMOND                                4,068,529        81,698        3,986,831              0          1997(A)
HOUSTON                               2,345,766        58,284        2,287,482              0          1997(A)
CORPUS CHRISTI, TX                      944,562         9,890          934,672              0          1997(A)
AMARILLO                             33,310,596       193,192       33,117,404     22,080,292          1997(A)
ST. JOSEPH, N. BELT HWY               1,333,485        11,017        1,322,468              0          1998(A)
FAIRVIEW HTS, BELLVILLE RD.          11,866,880       126,425       11,740,455              0          1998(A)
SOUTH BEND, S. HIGH ST.               1,253,864         9,928        1,243,936              0          1998(A)
SHAWNEE, KANSAS                         405,770         2,946          402,824              0          1997(A)
ELSTON                                6,702,586        60,490        6,642,096              0          1997(A)
WAUKEGAN, BELVIDERE                   1,365,619        11,008        1,354,611              0          1998(A)
S. CICERO                             1,690,763        52,703        1,638,060              0          1997(A)
MELROSE                               1,413,103        10,724        1,402,379              0          1998(A)
JOPLIN, N. RANGELINE                  5,815,547        50,350        5,765,197      4,350,000          1998(A)
AURORA, N. LAKE                      11,591,629       100,709       11,490,920              0          1998(A)
CRYSTAL LAKE, NW HWY                  1,206,080         9,738        1,196,342              0          1998(A)
KRC PETERSON AVE                     12,469,941       108,342       12,361,599              0          1998(A)
KRC BRIDGEVIEW                                0             0                0              0          1998(A)

                                                     BUILDING AND        SUBSEQUENT                        BUILDINGS AND
    PROPERTIES                           LAND        IMPROVEMENT       TO ACQUISITION          LAND         IMPROVEMENTS
    ----------                           ----        -----------       --------------          ----         ------------
KRC MISHAWAKA 895                       378,088       1,999,079                  642            378,730      1,999,079
KRC ARLINGTON HEIGHT                  1,983,517       9,178,272                    -          1,983,517      9,178,272
KRC STREAMWOOD                          181,962       1,057,740                    -            181,962      1,057,740
ADDISON, IL                           2,837,548      13,128,480                    -          2,837,548     13,128,480
KIMCO SELECT                          4,368,834      28,758,476            3,479,844          5,489,656     31,117,498
BALANCE OF PORTFOLIO                  2,951,539       4,147,593           19,992,299          3,367,822     19,723,608
                                   -------------------------------------------------------------------------------------
                                   $522,250,000  $2,133,160,032         $368,491,953       $529,897,164 $2,494,004,820
                                   =====================================================================================

                                                       TOTAL           TOTAL COST,                        DATE OF
                                                     ACCUMULATED    NET OF ACCUMULATED                CONSTRUCTION(C)
    PROPERTIES                            TOTAL      DEPRECIATION     DEPRECIATION      ENCUMBRANCES   ACQUISITION(A)
    ----------                         ------------  ------------     ------------      ------------  --------------
KRC MISHAWAKA 895                        2,377,809        20,460        2,357,349              0          1998(A)
KRC ARLINGTON HEIGHT                    11,161,789        96,974       11,064,815              0          1998(A)
KRC STREAMWOOD                           1,239,702         9,847        1,229,855              0          1998(A)
ADDISON, IL                             15,966,028       138,720       15,827,308              0          1998(A)
KIMCO SELECT                            36,607,154       587,947       35,703,547      6,000,000          VARIOUS
BALANCE OF PORTFOLIO                    23,091,430    11,668,821       11,422,609              0          VARIOUS
                                   -------------------------------------------------------------
                                    $3,023,901,985  $255,949,923   $2,767,952,062   $434,310,884
                                   =============================================================


Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of income is calculated over the estimated useful lives of the assets as follows:

   Buildings.................... 15 to 39 years
   Improvements................. Terms of leases or useful lives, whichever is shorter

The aggregate cost for Federal income tax purposes was approximately $2,730 million at December 31, 1998.

The changes in total real estate assets for the years ended December 31, 1998, 1997 and 1996 are as follows:


                                                                             1998                1997                1996
                                                                       --------------------------------------------------------
               Balance, beginning of period ......................      $ 1,404,196,159    $ 1,072,055,986    $   932,390,261
                 Acquisitions ....................................        1,573,163,394        276,119,791        100,808,213
                 Improvements ....................................           58,298,913         61,144,440         40,108,471
                 Sales ...........................................          (11,756,482)        (5,124,058)        (1,250,959)
                                                                       --------------------------------------------------------
               Balance, end of period ............................      $ 3,023,901,985    $ 1,404,196,159    $ 1,072,055,986
                                                                       ========================================================


The changes in accumulated depreciation for the years ended December 31, 1998, 1997 and 1996 are as follows:


                                                                             1998                1997                1996
                                                                       --------------------------------------------------------
               Balance, beginning of period ......................      $   207,408,091    $   180,552,647    $   156,131,718
                 Depreciation for year ...........................           48,934,560         28,371,587         24,963,191
                 Sales ...........................................             (392,728)        (1,516,143)          (542,262)
                                                                       --------------------------------------------------------
               Balance, end of period ............................      $   255,949,923    $   207,408,091    $   180,552,647
                                                                       ========================================================