Form 10-Q
period 1991-03-31
KIMCO REALTY CORP
filed 1999-05-17
CIK 879101

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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

             60,265,759 shares outstanding as of April 30, 1999.

                                   1 of 15

                                    PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Financial Statements - Condensed Consolidated Balance
      Sheets as of March 31, 1999 and December 31, 1998.

      Condensed Consolidated Statements of Income for the Three Months Ended March 31, 1999 and 1998.

      Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998.

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

Results of Operations

         Revenues from rental property increased $49.8 million or 78.9% to $112.9 million for the three months ended March 31, 1999, as compared with $63.1 million for the corresponding quarter ended March 31, 1998. This increase resulted primarily from the combined effect of (i) property acquisitions during the three month period ended March 31, 1999 (7 shopping center properties) providing revenues of $1.7 million, (ii) acquisitions throughout calendar year 1998 (62 shopping center properties and 3 retail properties) providing incremental revenues of $18.1 million as compared to the corresponding three month period in 1998, (iii) the acquisition of The Price REIT, Inc. as of June 19, 1998 (the "Price REIT Acquisition") providing revenues of $26.6 million for the three month period ended March 31, 1999, and (iv) new leasing, completion of property redevelopments and re-tenanting within the portfolio at improved rental rates.

         Rental property expenses, including depreciation and amortization, increased $32.7 million or 84.9% to $71.2 million for the three months ended March 31, 1999, as compared with $38.5 million for the corresponding quarter ended March 31, 1998. The rental property expense components of real estate taxes, operating and maintenance and depreciation and amortization increased $5.4 million, $5.3 million and $9.0 million, respectively, for the three month period ended March 31, 1999, as compared with the corresponding quarter in the preceding year. These rental property expense increases are primarily due to the property acquisitions during the three months ended March 31, 1999, incremental costs related to property acquisitions throughout 1998, and the Price REIT Acquisition. Interest expense increased $12.2 million for the three month period ended March 31, 1999 reflecting higher average outstanding borrowings as compared to the corresponding period in 1998 consisting of (i) a net increase in unsecured debt outstanding of approximately $425 million due to the issuance of new debt and the assumption of $250 million in connection with the Price REIT Acquisition and (ii) a net increase in mortgage debt of approximately $305.6 million due to $281.3 million of mortgage financing obtained on 22 properties during 1998 and assumption of mortgage debt during 1998 and 1999 in connection with various property acquisitions.

         General and administrative expenses increased approximately $2.8 million to $6.0 million for the three months ended March 31, 1999, as compared with $3.2 million for the corresponding quarter ended March 31, 1998. This increase is due primarily to an increase in senior management and staff levels and other personnel costs in connection with the growth of the Company and the Price REIT Acquisition.

         During January 1998, the Company disposed of a property in Pinellas Park, FL. Cash proceeds from the disposition totaling $2.3 million, together with an additional $7.1 million cash investment, were used to acquire an exchange shopping center property located in Cranston, RI during March 1998.

         Net income for the three months ended March 31, 1999 and 1998 was $39.5 million and $25.5 million, respectively. On a per-basic share basis, net income improved $.05 for the three month period ended March 31, 1999, after adjusting for the gain on sale of a shopping center property in the respective period in 1998, reflecting the effect of property acquisitions, including the Price REIT Acquisition, completion of property redevelopments and increased leasing activity which strengthened operating profitability.

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

         During August 1998, the Company established a $215 million, unsecured revolving credit facility (the "Credit Facility"), which is scheduled to expire in August 2001. This Credit Facility, which replaced both the Company's $100 million unsecured revolving credit facility and $150 million interim unsecured credit facility, has made available funds to both finance the purchase of properties and meet any short-term working capital requirements. As of March 31, 1999, there was $50 million outstanding under the Credit Facility.

         The Company has also implemented a $200 million MTN program pursuant to which it may from time to time offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company's debt maturities.

         In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties. As of March 31, 1999, the Company had over 300 unencumbered property interests in its portfolio.

         During 1998, the Company filed a shelf registration statement on Form S-3 for up to $750 million of debt securities, preferred stock, depositary shares, common stock and common stock warrants. As of March 31, 1999, the Company had approximately $493.2 million available for issuance under this shelf registration statement.

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

         The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and the payment of dividends in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings available under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flows from operations increased to $59.7 million for the three months ended March 31, 1999 as compared to $35.0 million for the corresponding period ended March 31, 1998.

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

         The Company has completed the assessment phase of its systems as to Year 2000 compliance and functionality. The Company has substantially completed the identification and review of computer hardware and software suppliers and is currently verifying the Year 2000 compliance of third-party suppliers, vendors and service providers that the Company has deemed important to the ongoing operations of the business. The Company has substantially completed the modification of its software applications and is in the final phase of testing. The Company anticipates its systems, including hardware and software, will be Year 2000 compliant by the end of the second quarter of 1999.

         The total costs to date related to the Year 2000 issue have been immaterial to the Company's operations. These costs have been expensed as incurred and consist primarily of internal staff costs and other related expenses. The Company does not believe that the remaining costs expected to be incurred in addressing the Year 2000 issue will have a material adverse effect on the Company's financial condition or results of operations.

         Based upon the substantial progress made to date, the Company does not anticipate delays in finalizing internal Year 2000 compliance issues. However, the Company cannot guarantee that its third party vendors, partners or others will be Year 2000 compliant. If the Company or such third party vendors, partners and others encounter problems in addressing the Year 2000 issue, the Company's ability to operate its properties and to bill and collect revenues in a timely manner could be materially adversely affected. The Company is currently addressing the development of a contingency plan in the event that its systems or the systems of third party vendors, partners or others fail to resolve the Year 2000 issue.

Forward-looking Statements

         This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company's control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to,(i) general economic and local real estate conditions, (ii) financing risks, such as the inability to obtain equity or debt financing on favorable terms, (iii) changes in governmental laws and regulations, (iv) the level and volatility of interest rates (v) the availability of suitable acquisition opportunities and (vi) increases in operating costs. Accordingly, there is no assurance that the Company's expectations will be realized.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         As of March 31, 1999, the Company had approximately $228.9 million of floating-rate debt outstanding, including $50 million on its unsecured line of credit. The interest rate risk on $160 million of such debt has been mitigated through the use of interest rate swap agreements (the "Swaps") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions.

         The Company believes the interest rate risk represented by the remaining $68.9 million of floating-rate debt is not material in relation to the total debt outstanding of the Company or its market capitalization.

         The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 1999, the Company had no other material exposure to market risk.

                  KIMCO REALTY CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share information)

                                                                                  March 31,              December 31,
                                                                                    1999                     1998
                                                                                  ---------              ------------
Assets:
  Real estate, net of accumulated depreciation
    of $273,281 and $255,950, respectively                                       $ 2,865,253              $ 2,767,952
  Investment in retail store leases                                                   14,900                   15,172
  Investments and advances in real estate joint ventures                              64,417                   64,263
  Cash and cash equivalents                                                           40,836                   43,920
  Accounts and notes receivable                                                       36,185                   31,821
  Other assets                                                                       125,839                  128,050
                                                                                 -----------              -----------
                                                                                 $ 3,147,430              $ 3,051,178
                                                                                 ===========              ===========
Liabilities:
  Notes payable                                                                    $ 935,250                $ 855,250
  Mortgages payable                                                                  446,758                  434,311
  Other liabilities, including minority interests
     in partnerships                                                                 182,056                  176,598
                                                                                 -----------              -----------
                                                                                   1,564,064                1,466,159
                                                                                 -----------              -----------
Stockholders' Equity:
  Preferred stock, $1.00 par value, authorized 3,470,000 shares
  Class A Preferred Stock, $1.00 par value, authorized 345,000 shares
      Issued and outstanding 300,000 shares                                              300                      300
      Aggregate liquidation preference $75,000
  Class B Preferred Stock, $1.00 par value, authorized 230,000 shares
      Issued and outstanding 200,000 shares                                              200                      200
      Aggregate liquidation preference $50,000
  Class C Preferred Stock, $1.00 par value, authorized 460,000 shares
      Issued and outstanding 400,000 shares                                              400                      400
      Aggregate liquidation preference $100,000
  Class D Convertible Preferred Stock, $1.00 par value, authorized 700,000 shares
      Issued and outstanding 429,159 shares                                              429                      429
      Aggregate liquidation preference $107,290
  Common stock, $.01 par value, authorized 100,000,000 shares
      Issued and outstanding 60,181,610 and 60,133,704
      shares, respectively                                                               602                      601
  Paid-in capital                                                                  1,708,860                1,707,272
  Cumulative distributions in excess of net income                                  (127,425)                (124,183)
                                                                                 -----------              -----------
                                                                                   1,583,366                1,585,019
                                                                                 -----------              -----------
                                                                                 $ 3,147,430              $ 3,051,178
                                                                                 ===========              ===========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                  KIMCO REALTY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              For the Three Months ended March 31, 1999 and 1998
                    (in thousands, except per share data)

                                                                                        1999                   1998
                                                                                     ---------              ---------
Revenues from rental property                                                        $ 112,876               $ 63,112
                                                                                     ---------              ---------
Rental property expenses:
  Rent                                                                                   3,498                  2,752
  Real estate taxes                                                                     14,313                  8,877
  Interest                                                                              23,238                 11,039
  Operating and maintenance                                                             12,284                  6,936
  Depreciation and amortization                                                         17,871                  8,900
                                                                                     ---------              ---------
                                                                                        71,204                 38,504
                                                                                     ---------              ---------
     Income from rental property                                                        41,672                 24,608
Income from investment in retail store leases                                              982                    916
                                                                                     ---------              ---------
                                                                                        42,654                 25,524

Management fee income                                                                      836                    802
General and administrative expenses                                                     (5,968)                (3,181)
Other income, net                                                                        1,966                  1,438
                                                                                     ---------              ---------
     Income before gain on sale of shopping center property                             39,488                 24,583

Gain on sale of shopping center property                                                     -                    901
                                                                                     ---------              ---------
     Net Income                                                                       $ 39,488               $ 25,484
                                                                                     =========              =========

     Net income applicable to common shares                                           $ 32,867               $ 20,874
                                                                                     =========              =========

     Net income per common share:
           Basic                                                                         $0.55                  $0.52
                                                                                         =====                  =====
           Diluted                                                                       $0.54                  $0.51
                                                                                         =====                  =====

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                  KIMCO REALTY CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months ended March 31, 1999 and 1998
                                (in thousands)

                                                                                        1999                   1998
                                                                                     --------               ---------
Cash flow provided by operations                                                    $  59,705               $  35,036
                                                                                     --------               ---------
Cash flow from investing activities:
     Acquisition of and improvements to real estate                                   (98,789)               (103,530)
     Investment in marketable securities                                                    -                  (4,183)
     Proceeds from sale of marketable securities                                        4,063                       -
     Investment in mortgage loans receivable                                                -                  (1,981)
     Repayment of mortgage loans receivable                                                 -                   1,456
     Construction advances to real estate joint ventures                                    -                  (1,269)
     Proceeds from sale of shopping center property                                     1,690                   2,300
                                                                                     --------               ---------
           Net cash flow used for investing activities                                (93,036)               (107,207)
                                                                                     --------               ---------
Cash flow from financing activities:
    Principal payments on debt, excluding normal
       amortization of rental property debt                                            (8,680)                      -
    Principal payments on rental property debt                                         (1,765)                   (971)
    Proceeds from issuance of senior notes                                            130,000                       -
    Repayment of senior notes                                                        (100,000)                      -
    Borrowings under revolving credit facilities                                       50,000                 100,000
    Dividends paid                                                                    (40,897)                (23,999)
    Proceeds from issuance of stock                                                     1,589                     540
                                                                                     --------               ---------
            Net cash flow provided by financing activities                             30,247                  75,570
                                                                                     --------               ---------
            Change in cash and cash equivalents                                        (3,084)                  3,399
Cash and cash equivalents, beginning of period                                         43,920                  30,978
                                                                                     --------               ---------
Cash and cash equivalents, end of period                                            $  40,836               $  34,377
                                                                                     ========               =========
Interest paid during the period                                                     $  12,433               $   6,391
                                                                                     ========               =========
Supplemental schedule of noncash investing/financing activity:
   Acquisition of real estate interests by assumption of debt                       $  17,462               $  20,800
                                                                                     ========               =========
  Declaration of dividends paid in succeeding period                                $  41,277               $  22,557
                                                                                     ========               =========

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

2.       Property Acquisitions

         During the three months ended March 31, 1999, the Company and its affiliates acquired interests in 7 neighborhood and community shopping center properties comprising approximately 1.0 million square feet of gross leasable area ("GLA") in 6 states for an aggregate purchase price of approximately $87.6 million, including the assumption of approximately $14.2 million in mortgage debt.

         During the three months ended March 31, 1999, the Company acquired one land parcel and, through separate partnership investments, 2 additional land parcels for the ground-up development of shopping centers for an aggregate purchase price of approximately $17.3 million.

3.       Debt Financings

         During February 1999, the Company issued $130 million of 6-7/8% fixed-rate Senior Notes due 2009 (the "Notes"). Interest on the Notes is payable semi-annually in arrears. The Notes were sold at 99.85% of par value. Net proceeds from the issuance totaling approximately $128.9 million, after related transaction costs of approximately $.9 million, were used, in part, to repay $100 million floating-rate senior notes that matured during February 1999 and for general corporate purposes.

4.       Investment in Retail Store Leases

         Income from the investment in retail store leases for the three months ended March 31, 1999 and 1998 represents sublease revenues of approximately $5.2 million and $5.0 million, respectively, less related expenses of $3.8 million and $3.7 million, respectively, and amounts, which in management's estimation, reasonably provide for the recovery of the investment over a period representing the expected remaining term of the retail store leases.

5.       Net Income Per Common Share

         The following table sets forth the basic and diluted weighted average numbers of common shares outstanding for each period used in the calculation of basic and diluted net income per common share:


                                                    Three Months Ended

                                          March 31, 1999         March 31, 1998
                                          --------------         --------------
 Basic EPS - weighted
   average number of common
   shares outstanding                        60,166,084             40,408,841

 Effect of dilutive securities -
   stock options                                602,186                508,848
                                             ----------             ----------

 Diluted EPS - weighted average
   number of common shares                   60,768,270             40,917,689
                                             ==========             ==========


         The effect of the conversion of the Class D Preferred Stock would have an anti-dilutive effect upon the calculation of net income per common share. Accordingly, the impact of such conversion has not been included in the determination of diluted net income per common share.

6.       Pro Forma Financial Information

         As discussed in Note 2, the Company and certain of its affiliates acquired interests in certain shopping center properties during the three months ended March 31, 1999. The pro forma financial information set forth below is based upon the Company's historical Condensed Consolidated Statements of Income for the three months ended March 31, 1999 and 1998, adjusted to give effect to these transactions as of January 1, 1998.

         The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred as of January 1, 1998, nor does it purport to represent the results of future operations. (Amounts presented in millions, except per share figures).

                                                   Three Months Ended March 31,
                                                       1999            1998
                                                     -------          ------
Revenues from rental property                        $ 114.0          $ 66.0
Net Income                                           $  39.7          $ 26.3
Net Income per common share:
              Basic                                  $   .55          $  .54
              Diluted                                $   .54          $  .53


8.   Subsequent Events:

     On April 28, 1999, the Company and an institutional investor entered into a joint venture agreement, whereby the joint venture will invest primarily in high quality retail properties financed primarily through the use of individual non-recourse mortgages. Under the agreement, the Company contributed to the joint venture 19 shopping center properties with an aggregate agreed equity value of approximately $105 million and has agreed to contribute an additional $12 million to the joint venture. The institutional investor has subscribed for up to $117 million of equity in the joint venture, of which approximately $70 million has been used to fund the acquisition of four additional properties by the joint venture. As a result of these transactions, the Company holds a non-controlling limited partnership interest in the joint venture and will account for its investment under the equity method of accounting. Additionally, in connection with these transactions, the joint venture entered into a master management agreement with the Company, whereby, the Company will perform services for fee relating to the management, operation, supervision and maintenance of the joint venture properties.

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

         Form 8-K -

         A current report on Form 8-K was filed on January 29, 1999 to disclose certain historical and pro forma financial information for certain properties acquired during the fourth quarter 1998 and January 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          KIMCO REALTY CORPORATION



May 14, 1999                              /s/  Milton Cooper
------------                              ------------------
(Date)                                    Milton Cooper
                                          Chairman of the Board



May 14, 1999                              /s/  Michael V. Pappagallo
------------                              --------------------------
(Date)                                    Michael V. Pappagallo
                                          Chief Financial Officer