Form 10-Q
period 1999-06-30
KIMCO REALTY CORP
filed 1999-08-16
CIK 879101

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                 --------------------    -----------------------

Commission file number     1-10899
                      ----------------------------------------------------------

                            Kimco Realty Corporation
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                          13-2744380
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                3333 New Hyde Park Road, New Hyde Park, NY 11042
               ---------------------------------------------------
               (Address of principal executive offices - Zip Code)

                                 (516) 869-9000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                60,713,691 shares outstanding as of July 30, 1999

                                     1 of 17

                                     PART I

                              FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Financial Statements -

     Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998.

     Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 1999 and 1998.

     Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998.

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

Results of Operations
---------------------

         Revenues from rental property increased $36.8 million or 53.0% to $106.1 million for the three months ended June 30, 1999, as compared with $69.3 million for the corresponding quarter ended June 30, 1998. Similarly, revenues from rental property increased $86.5 million or 65.3% to $218.9 million for the six months ended June 30, 1999, as compared with $132.4 million for the corresponding six month period ended June 30, 1998. These increases resulted primarily from the combined effect of (i) the acquisition of 11 shopping center properties providing revenues of $2.5 million and $4.2 million for the three and six month periods ended June 30, 1999, respectively, two of which were subsequently sold to Kimco Income REIT ("KIR", an unconsolidated real estate joint venture in which the Company has an interest), (ii) acquisitions throughout calendar year 1998 (62 shopping center properties and three retail properties) providing incremental revenues of $11.0 million and $25.8 million as compared to the corresponding three and six month periods in 1998, respectively,
(iii) the acquisition of The Price REIT, Inc. as of June 19, 1998 (the "Price REIT Acquisition") providing incremental revenues of $15.9 million and $42.5 million for the three and six month periods ended June 30, 1999, respectively, and (iv) new leasing, property redevelopments and re-tenanting within the portfolio at improved rental rates.

         Rental property expenses, including depreciation and amortization, increased $22.4 million or 53.8% to $64.0 million for the three months ended June 30, 1999, as compared with $41.6 million for the corresponding quarter ended June 30, 1998. Similarly, rental property expenses, including depreciation and amortization, increased $55.1 million or 68.8% to $135.2 million for the six months ended June 30, 1999 as compared with $80.1 million for the corresponding period in the preceding year. The rental property expense components of real estate taxes, operating and maintenance and depreciation and amortization increased $3.8 million, $3.3 million and $6.8 million, respectively, for the three month period ended June 30, 1999, as compared with the corresponding quarter in the preceding year. Similarly, the rental property expense components of real estate taxes, operating and maintenance and depreciation and amortization increased by $9.3 million, $8.7 million and $15.8 million, respectively, for the six month period ended June 30, 1999, as compared with the corresponding period in the preceding year. These rental property expense increases are primarily due to property acquisitions during the six months ended June 30, 1999, and the incremental costs associated with the Price REIT Acquisition and the property acquisitions throughout 1998. Interest expense increased $7.8 million and $20.0 million for the three and six month periods ended June 30, 1999, respectively, reflecting higher average outstanding borrowings as compared to the corresponding periods in 1998 resulting from (i) the issuance of additional unsecured debt during 1999 and 1998 and the assumption of $250 million in connection with the Price REIT Acquisition, (ii) the assumption of mortgage debt during 1998 and the six months ended June 30, 1999 in connection with certain property acquisitions and (iii) mortgage financing obtained on 22 properties in 1998 totaling $281.3 million and three properties in 1999 totaling $23.3 million.

         During 1998, the Company formed KIR, a limited partnership established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages. At the time of formation, the Company contributed 19 property interests to KIR. On April 28, 1999, KIR sold a significant interest in the partnership to an institutional investor for approximately $70 million. Simultaneous with this transaction, KIR purchased four properties for approximately $70.1 million. As a result of these transactions, the Company now holds a non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting. The Company's equity in income from KIR for the period April 28, 1999 to June 30, 1999 was approximately $1.1 million.

         General and administrative expenses increased approximately $2.1 million and $4.8 million for the three and six months ended June 30, 1999, respectively, as compared to the corresponding periods in 1998. These increases are due primarily to an increase in senior management and staff levels and other personnel costs in connection with the growth of the Company and the Price REIT Acquisition.

         During the six months ended June 30, 1999, the Company disposed of three shopping center properties. Cash proceeds from these dispositions aggregated approximately $5.9 million, which approximated their aggregate net book value.

         During January 1998, the Company disposed of a shopping center property in Pinellas Park, FL. Cash proceeds from the disposition totaling $2.3 million, together with an additional $7.1 million cash investment, were used to acquire an exchange shopping center property located in Cranston, RI during March 1998.

         Net income for the three and six months ended June 30, 1999 was $42.4 million and $81.9 million, respectively. Net income for the three and six months ended June 30, 1998 was $27.5 million and $53.0 million, respectively. On a per-basic share basis, net income improved $.08 and $.13 for the three and six month periods ended June 30, 1999, respectively, after adjusting for the gain on sale of a shopping center property in the respective period, reflecting the effect of property acquisitions, including the Price REIT Acquisition, property redevelopments and increased leasing activity and re-tenanting at improved rental rates which strengthened operating profitability.

Liquidity and Capital Resources
-------------------------------

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

         During August 1998, the Company established a $215 million, unsecured revolving credit facility (the "Credit Facility"), which is scheduled to expire in August 2001. This Credit Facility, which replaced both the Company's $100 million unsecured revolving credit facility and $150 million interim unsecured credit facility, has made available funds to both finance the purchase of properties and meet any short-term working capital requirements. As of June 30, 1999 there was $15 million outstanding under the Credit Facility.

         The Company has also implemented a $200 million MTN program pursuant to which it may from time to time offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company's debt maturities.

         In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties. As of June 30, 1999, the Company had over 300 unencumbered property interests in its portfolio.

         During 1998, the Company filed a shelf registration statement on Form S-3 for up to $750 million of debt securities, preferred stock, depositary shares, common stock and common stock warrants. As of June 30, 1999, the Company had approximately $493.2 million available for issuance under this shelf registration statement.

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

         The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and the payment of dividends in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, availability under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flows from operations increased to $114.8 million for the six months ended June 30, 1999 as compared to $70.3 million for the corresponding period ended June 30, 1998.

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

Impact of Year 2000
-------------------

         Like most corporations, the Company depends upon its business and technical information systems in operating its business. Many computer systems process dates using two digits to identify the year, and some systems are unable to properly process dates beginning with the year 2000. This problem is commonly referred to as the "Year 2000" issue.

         The Company has substantially completed the assessment, modification and testing phases of its systems as to Year 2000 compliance and functionality. The Company has substantially completed the identification and review of computer hardware and software suppliers and is currently verifying the Year 2000 compliance of third-party suppliers, vendors and service providers that the Company has deemed important to the ongoing operations of the business.

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

Forward-looking Statements
--------------------------

         This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company's control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions, (ii) financing risks, such as the inability to obtain equity or debt financing on favorable terms, (iii) changes in governmental laws and regulations, (iv) the level and volatility of interest rates (v) the availability of suitable acquisition opportunities and (vi) increases in operating costs. Accordingly, there is no assurance that the Company's expectations will be realized.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

         As of June 30, 1999, the Company had approximately $193.8 million of floating-rate debt outstanding, including $15.0 million on its unsecured line of credit. The interest rate risk on $160.0 million of such debt has been mitigated through the use of interest rate swap agreements (the "Swaps") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions.

         The Company believes the interest rate risk represented by the remaining $33.8 million of floating-rate debt is not material in relation to the total debt outstanding of the Company or its market capitalization.

         The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 1999, the Company had no other material exposure to market risk.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)


                                                                                       June 30,               December 31,
                                                                                         1999                     1998

                                                                                   ------------------       -----------------
Assets:
  Real estate, net of accumulated depreciation
    of $281,341 and $255,950, respectively                                               $ 2,485,007             $ 2,767,952
  Investments and advances in real estate joint ventures                                      58,335                  64,263
  Investments and advances in KIR                                                            115,207                       -
  Investment in retail store leases                                                           14,456                  15,172
  Cash and cash equivalents                                                                   32,321                  43,920
  Accounts and notes receivable                                                               33,262                  31,821
  Other assets                                                                               109,928                 128,050
                                                                                   ------------------       -----------------
                                                                                         $ 2,848,516             $ 3,051,178
                                                                                   ==================       =================

Liabilities:
  Notes payable                                                                          $   900,250             $   855,250
  Mortgages payable                                                                          209,791                 434,311
  Other liabilities, including minority interests
     in partnerships                                                                         153,051                 176,598

                                                                                   ------------------       -----------------
                                                                                           1,263,092               1,466,159

                                                                                   ------------------       -----------------
Stockholders' Equity:
  Preferred stock, $1.00 par value, authorized 5,000,000 and 3,470,000 shares, respectively
  Class A Preferred Stock, $1.00 par value, authorized 345,000 shares
      Issued and outstanding 300,000 shares                                                      300                     300
      Aggregate liquidation preference $75,000
  Class B Preferred Stock, $1.00 par value, authorized 230,000 shares
      Issued and outstanding 200,000 shares                                                      200                     200
      Aggregate liquidation preference $50,000
  Class C Preferred Stock, $1.00 par value, authorized 460,000 shares
      Issued and outstanding 400,000 shares                                                      400                     400
      Aggregate liquidation preference $100,000
  Class D Convertible Preferred Stock, $1.00 par value, authorized 700,000 shares
      Issued and outstanding 429,144 and 429,159 shares, respectively                            429                     429
      Aggregate liquidation preferences $107,286 and $107,290, respectively
  Common stock, $.01 par value, authorized 200,000,000 and 100,000,000 shares, respectively
      Issued and outstanding 60,279,163 and 60,133,704 shares, respectively                      603                     601
  Paid-in capital                                                                          1,711,506               1,707,272
  Cumulative distributions in excess of net income                                          (128,014)               (124,183)

                                                                                   ------------------       -----------------
                                                                                           1,585,424               1,585,019

                                                                                   ------------------       -----------------
                                                                                         $ 2,848,516             $ 3,051,178
                                                                                   ==================       =================


               The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            For the Three and Six Months ended June 30, 1999 and 1998
                    (in thousands, except share information)


                                                     Three Months Ended June 30,                   Six Months Ended June 30,

                                                      1999                  1998                  1999                   1998

                                                  ---------------     -----------------     ------------------     -----------------
Revenues from rental property                          $ 106,072              $ 69,341              $ 218,948             $ 132,453

                                                  ---------------     -----------------     ------------------     -----------------
Rental property expenses:

  Rent                                                     3,497                 2,807                  6,995                 5,559
  Real estate taxes                                       13,255                 9,432                 27,568                18,309
  Interest                                                20,128                12,372                 43,366                23,411
  Operating and maintenance                               10,290                 6,984                 22,574                13,920
  Depreciation and amortization                           16,794                 9,991                 34,665                18,891

                                                  ---------------     -----------------     ------------------     -----------------
                                                          63,964                41,586                135,168                80,090
                                                  ---------------     -----------------     ------------------     -----------------
     Income from rental property                          42,108                27,755                 83,780                52,363
Income from investment in retail store leases                997                   912                  1,980                 1,828
                                                  ---------------     -----------------     ------------------     -----------------
                                                          43,105                28,667                 85,760                54,191

Management fee income                                      1,307                   730                  2,143                 1,531
General and administrative expenses                       (5,882)               (3,824)               (11,851)               (7,005)
Equity in income of KIR                                    1,147                     -                  1,147                     -
Other income, net                                          2,764                 1,957                  4,730                 3,395

                                                  ---------------     -----------------     ------------------     -----------------
     Income before gain on sale of shopping
       center property                                    42,441                27,530                 81,929                52,112

Gain on sale of shopping center property                       -                     -                     -                    901
                                                  ---------------     -----------------     ------------------     -----------------

     Net Income                                        $  42,441              $ 27,530              $  81,929             $  53,013
                                                  ===============     =================     ==================     =================

     Net income applicable to common shares            $  35,820              $ 22,486              $  68,687             $  43,360
                                                  ===============     =================     ==================     =================


     Net income per common share
           Basic                                          $0.59                 $0.51                  $1.14                 $1.03
                                                          ======                ======                 ======                =====
           Diluted                                        $0.59                 $0.50                  $1.13                 $1.01
                                                          ======                ======                 ======                =====

             The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months ended June 30, 1999 and 1998
                                 (in thousands)


                                                                                 1999                    1998

                                                                            ---------------        -----------------

Cash flow provided by operations                                                 $ 114,846                 $ 70,325

                                                                            ---------------        -----------------
Cash flow from investing activities:
    Acquisition of and improvements to real estate                                (139,728)                (169,175)
    Acquisition of real estate through joint venture investment                          -                  (16,225)
    Investment in marketable securities                                            (11,833)                  (4,100)
    Proceeds from sale of marketable securities                                     10,416                        -
    Investments and advances to affiliated companies                                  (950)                       -
    Investments and advances to joint ventures                                     (17,276)                       -
    Investment in mortgage loans receivable                                              -                   (1,981)
    Repayment of mortgage loans receivable                                           4,545                    1,456
    Construction advances to real estate joint ventures                                  -                   (1,462)
    Reimbursement of advances to real estate joint ventures                          7,500                        -
    Net proceeds from sale of interest in KIR                                       68,179                        -
    Proceeds from sale of shopping center properties                                 5,890                    2,300

                                                                            ---------------        -----------------

           Net cash flow used for investing activities                             (73,257)                (189,187)

                                                                            ---------------        -----------------
Cash flow from financing activities:
    Principal payments on debt, excluding
       normal amortization of rental property debt                                 (18,464)                       -
    Principal payments on rental property debt                                      (2,655)                  (1,944)
    Proceeds from mortgage financing                                                23,306                    9,000
    Payment of unsecured obligation                                                (20,984)                       -
    Proceeds from issuance of senior notes                                         130,000                        -
    Repayment of senior notes                                                     (100,000)                       -
    Proceeds from issuance of medium-term notes                                          -                  100,000
    Borrowings under revolving credit facilities                                    50,000                  100,000
    Repayment of borrowings under revolving credit facilities                      (35,000)                (145,000)
    Dividends paid                                                                 (83,627)                 (48,009)
    Proceeds from issuance of stock                                                  4,236                  107,759

                                                                            ---------------        -----------------

            Net cash flow (used for)/provided by financing activities              (53,188)                 121,806

                                                                            ---------------        -----------------

            Change in cash and cash equivalents                                    (11,599)                   2,944
Cash and cash equivalents, beginning of period                                      43,920                   30,978
                                                                            ===============        =================
Cash and cash equivalents, end of period                                          $ 32,321                 $ 33,922
                                                                            ===============        =================

Interest paid during the period                                                   $ 41,937                 $ 22,754
                                                                            ===============        =================

Supplemental schedule of noncash investing/financing activities:
    Acquisition of real estate interests by issuance of common stock,
    preferred stock, and assumption of debt                                       $ 41,607                $ 989,466
                                                                            ===============        =================

  Declaration of dividends paid in succeeding period                              $ 41,576                 $ 25,638
                                                                            ===============        =================


            The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                               -------------------

1.       Interim Financial Statements

         The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation (the "Company"), its subsidiaries, all of which are wholly-owned, and all partnerships in which the Company has a controlling interest. The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K.

2.       Property Acquisitions / Other Investments

         During the six months ended June 30, 1999, the Company and its affiliates acquired interests in 11 shopping center properties (two of which were subsequently sold to Kimco Income REIT ("KIR", an unconsolidated real estate joint venture in which the Company has an interest)) comprising approximately 1.1 million square feet of gross leasable area ("GLA") in 10 states for an aggregate purchase price of approximately $104.3 million, including the assumption of approximately $16.9 million in mortgage debt.

         During December 1998, the Company acquired a first mortgage interest on a shopping center in Manhasset, NY for approximately $21 million. During April 1999, the Company acquired fee title to this property.

         During the six months ended June 30, 1999, the Company acquired one land parcel and, through separate partnership investments, interests in two additional land parcels for the ground-up development of shopping centers for an aggregate purchase price of approximately $17.3 million.

         During June 1999, the Company, through an affiliated entity, invested $17.3 million in a joint venture which acquired a mortgage participation interest secured by 28 properties owned by a national retailer.

3.       Property Dispositions

         During the six months ended June 30, 1999, the Company disposed of three shopping center properties. Cash proceeds from these dispositions aggregated approximately $5.9 million, which approximated their aggregate net book value.

4.       Debt Financings

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

5.       Investment in Retail Store Leases

         Income from the investment in retail store leases for the six months ended June 30, 1999 and 1998 represents sublease revenues of approximately $10.2 million and $10.1 million, respectively, less related expenses of $7.4 million and $7.4 million, respectively, and amounts, which in management's estimation, reasonably provide for the recovery of the investment over a period representing the expected remaining term of the retail store leases.

6.       Net Income Per Common Share

         The following table sets forth the basic and diluted weighted average numbers of common shares outstanding for each period used in the calculation of basic and diluted net income per common share:



                                             Three Months Ended                     Six Months Ended
                                     June 30, 1999       June 30, 1998      June 30, 1999      June 30, 1998
                                     -------------       -------------      -------------      -------------
 Basic EPS - weighted
  average number of common
  shares outstanding                    60,258,048         44,128,650          60,212,320          42,279,021

 Effect of dilutive securities -
  stock options                            588,405            587,163             595,084             561,317
                                    --------------     --------------      --------------     ---------------
 Diluted EPS - weighted
  average number of
  common shares                         60,846,453         44,715,813          60,807,404          42,840,338
                                    ==============         ==========      ==============          ==========

         The effect of the conversion of the Class D Preferred Stock would have an anti-dilutive effect upon the calculation of net income per common share. Accordingly, the impact of such conversion has not been included in the determination of diluted net income per common share.

7. Investment and Advances in KIR:

         During 1998, the Company formed KIR, a limited partnership established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages. At the time of formation, the Company contributed 19 property interests to KIR. On April 28, 1999, the Company entered into an agreement whereby an institutional investor would purchase a significant interest in KIR. Under the terms of the agreement, the agreed equity value for the 19 shopping centers previously contributed to KIR by the Company was approximately $107 million and the Company has agreed to contribute an additional $10 million for a total investment of $117 million. The institutional investor has subscribed for up to $117 million of equity in KIR, of which approximately $70 million has been contributed. Simultaneous with these transactions, KIR purchased four properties for approximately $70.1 million. During the period April 28, 1999 to June 30, 1999 KIR purchased two additional properties for approximately $24.9 million. As a result of these transactions, the Company now holds a non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting. Additionally, in connection with these transactions, KIR entered into a master management agreement with the Company, whereby, the Company will perform services for fee relating to the management, operation, supervision and maintenance of the joint venture properties. The Company's equity in income from KIR for the period April 28, 1999 to June 30, 1999 was approximately $1.1 million.

8.       Pro Forma Financial Information

         As discussed in Notes 2 and 3, the Company and certain of its affiliates acquired and disposed of interests in certain shopping center properties during the six months ended June 30, 1999. The pro forma financial information set forth below is based upon the Company's historical Condensed Consolidated Statement of Income for the six months ended June 30, 1999 and 1998, adjusted to give effect to these transactions as of January 1, 1998.

         The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred as of January 1, 1998, nor does it purport to represent the results of future operations. (Amounts presented in millions, except per share figures).

                                                 Six Months Ended June 30,
                                                 1999                  1998
                                                 ----                  ----
Revenues from rental property                $   219.6              $   138.4
Net Income                                   $    81.7              $    54.8
Net Income per common share:
              Basic                          $    1.14              $    1.07
                                             =========              =========
              Diluted                        $    1.13              $    1.05
                                             =========              =========

9.       Subsequent Events:

         Effective July 1, 1999, the Company exercised its option to acquire 13 properties comprising 1.6 million square feet of GLA from KC Holdings, Inc. ("KC Holdings"), an entity formed in connection with the Company's initial public stock offering in November 1991. The properties were acquired for an aggregate option price of approximately $39.8 million, paid $15.7 million in shares of the Company's common stock (valued at $39.00 per share) and $24.1 million through the assumption of mortgage debt encumbering the properties. The members of the Company's Board of Directors who are not also shareholders of KC Holdings have unanimously approved the Company's purchase of these 13 properties.

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

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         In connection with the Annual Meeting of Stockholders held on May 20, 1999 (the "Meeting"), stockholders were asked to vote with respect to (I) the election of Directors to serve for the ensuing year and (II) the amendment to the Charter of the Company to (a) increase the number of authorized shares of Common Stock of the Company, par value $.01 per share (the "Common Stock") from 100 million shares to 200 million shares (b) increase the number of authorized shares of Excess Stock of the Company, par value $.01 per share (the "Excess Stock") from 51 million shares to 102 million shares, and (c) increase the number of authorized shares of Preferred Stock of the Company, par value $1.00 per share, (the "Preferred Stock") from 3.47 million shares to 5 million shares (collectively, the "Kimco Share Proposal"). The Meeting was adjourned with respect to Proposal II until June 1, 1999.

         A total of 54,150,840 votes were cast regarding Proposal I and 57,842,980 votes were cast regarding the following proposals:

Proposal I -
----------
(Election of Directors)            Votes             For          Withheld
                                   -----             ---          --------
     Nominees:
     ---------
     Martin S. Kimmel            54,150,840      53,572,144       578,696
     Milton Cooper               54,150,840      53,615,733       535,107
     Joe Grills                  54,150,840      53,685,381       465,459
     Richard G. Dooley           54,150,840      53,219,455       931,385
     Michael J. Flynn            54,150,840      53,613,857       536,983
     Frank Lourenso              54,150,840      53,297,970       852,870

                                                                                             Broker
Proposal II -                      Votes             For          Against      Abstain      Non-Votes
-----------                        -----             ---          -------      -------      ---------
(Approval of the Kimco Share     57,842,980      40,130,519      6,763,490     158,571      10,790,400
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

         Form 8-K -

         A current report on Form 8-K was filed on May 13, 1999 to disclose certain pro forma financial information for the contribution of 19 shopping center properties and the sale of four shopping center properties by the Company to a limited partnership in which the Company has an interest.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  KIMCO REALTY CORPORATION

August 13, 1999                                   /s/  Milton Cooper
(Date)                                            Milton Cooper
                                                  Chairman of the Board

August 13, 1999                                   /s/  Michael V. Pappagallo
(Date)                                            Michael V. Pappagallo
                                                  Chief Financial Officer