Form 10-Q
period 1999-09-30
KIMCO REALTY CORP
filed 1999-11-15
CIK 879101

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________  to _______________________


Commission file number   1-10899


                            Kimco Realty Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Maryland                                  13-2744380
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


                3333 New Hyde Park Road, New Hyde Park, NY 11042
--------------------------------------------------------------------------------
              (Address of principal executive offices - zip code)

                                 (516) 869-9000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

              60,730,510 shares outstanding as of October 29, 1999

================================================================================

                                     1 of 18

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Financial Statements -
      Condensed Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998.

      Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 1999 and 1998.

      Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 1998.

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

Results of Operations
---------------------

         Revenues from rental property increased $7.9 million or 8.1% to $106.0 million for the three months ended September 30, 1999, as compared with $98.1 million for the corresponding quarter ended September 30, 1998. This net increase resulted primarily from the combined effect of (i) the acquisition of 23 shopping center properties during 1999 providing revenues of $5.3 million for the three month period ended September 30, 1999, (ii) acquisitions throughout calendar year 1998 (62 shopping center properties and three retail properties) providing incremental revenues of $2.8 million as compared to the corresponding three month period in 1998 and (iii) new leasing, property redevelopments and re-tenanting within the portfolio at improved rental rates providing incremental revenues of $8.8 million. These increases were offset as a result of the deconsolidation of 19 shopping center properties as of April 28, 1999 in connection with the sale of a controlling interest in Kimco Income REIT ("KIR"). Revenues from these 19 properties totaled approximately $9.0 million for the three months ended September 30, 1998.

         Revenues from rental property increased $94.5 million or 41.0% to $325.0 million for the nine months ended September 30, 1999, as compared with $230.5 million for the corresponding nine-month period ended September 30, 1998. This increase resulted primarily from the combined effect of (i) the acquisition of 25 shopping center properties during 1999 providing revenues of $9.6 million for the nine month period ended September 30, 1999, two of which were subsequently sold to KIR, (ii) acquisitions throughout calendar year 1998 (62 shopping center properties and three retail properties) providing incremental revenues of $28.2 million as compared to the corresponding nine month period in 1998, (iii) the acquisition of The Price REIT, Inc. as of June 19, 1998 (the "Price REIT Acquisition") providing incremental revenues of $33.9 million for the nine month period ended September 30, 1999 and (iv) new leasing, property redevelopments and re-tenanting within the portfolio at improved rental rates.

         Rental property expenses, including depreciation and amortization, increased $2.3 million or 3.7% to $63.4 million for the three months ended September 30, 1999, as compared with $61.1 million for the corresponding quarter ended September 30, 1998. The rental property expense components of real estate taxes, operating and maintenance, and depreciation and amortization increased $1.3 million, $.2 million and $.8 million, respectively, for the three month period ended September 30, 1999, as compared with the corresponding quarter in the preceding year. These rental property expense increases are primarily due to property acquisitions during 1999 and 1998 reduced by rental property expenses relating to the deconsolidation of 19 shopping center properties as of April 28, 1999 in connection with the sale of a controlling interest in KIR.

         Rental property expenses, including depreciation and amortization, increased $57.3 million or 40.6% to $198.5 million for the nine months ended September 30, 1999, as compared with $141.2 million for the corresponding period in the preceding year. The rental property expense components of real estate taxes, operating and maintenance, and depreciation and amortization increased by $10.6 million, $8.9 million and $16.5 million, respectively, for the nine month period ended September 30, 1999 as compared with the corresponding period in the preceding year. These rental property expense increases are primarily due to property acquisitions during the nine months ended September 30, 1999 and throughout 1998, including the incremental costs associated with the Price REIT Acquisition. Interest expense increased $19.9 million for the nine month period ended September 30, 1999, reflecting higher average outstanding borrowings as compared to the corresponding period in 1998 resulting from (i) the issuance of additional unsecured debt during 1999 and 1998 and the assumption of $250 million in connection with the Price REIT Acquisition, (ii) the assumption of mortgage debt during 1998 and the nine months ended September 30, 1999 in connection with certain property acquisitions and (iii) mortgage financing obtained on certain properties in 1999 and 1998, offset by the deconsolidation of $252.4 million of mortgage debt on 19 properties as of April 28, 1999 in connection with the sale of a controlling interest in KIR.

         General and administrative expenses increased approximately $5.3 million for the nine months ended September 30, 1999, as compared to the corresponding period in 1998. These increases are due primarily to an increase in senior management and staff levels and other personnel costs in connection with the growth of the Company and the Price REIT Acquisition.

         During 1998, the Company formed KIR, a limited partnership established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages. At the time of formation, the Company contributed 19 property interests to KIR. On April 28, 1999, KIR sold a significant interest in the partnership to an institutional investor for approximately $70 million. Simultaneous with this transaction, KIR purchased four properties for approximately $70.1 million. As a result of these transactions, the Company holds a non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting. The Company's equity in income of KIR for the three months ended September 30, 1999 and the period April 28, 1999 to September 30, 1999 was approximately $2.1 million and $3.3 million, respectively.

         During the nine months ended September 30, 1999, the Company disposed of four shopping center properties. Cash proceeds from three of these dispositions aggregated approximately $5.9 million, which approximated their aggregate net book value. In addition, during July 1999, the Company disposed of an additional shopping center property in New Port Richey, FL. Cash proceeds from the disposition totaling $.5 million, together with an additional $5.5 million cash investment, were used to acquire an exchange shopping center property located in Greensboro, NC during September 1999.

         During January 1998, the Company disposed of a shopping center property in Pinellas Park, FL. Cash proceeds from the disposition totaling $2.3 million, together with an additional $7.1 million cash investment, were used to acquire an exchange shopping center property located in Cranston, RI during March 1998.

         Net income for the three and nine months ended September 30, 1999 was $45.6 million and $127.5 million, respectively. Net income for the three and nine months ended September 30, 1998 was $31.3 million and $84.3 million, respectively. On a per-basic share basis net income improved $.14 and $.28 for the three and nine month periods ended September 30, 1999, respectively, after adjusting for the extraordinary charge in the three and nine month periods ended September 30, 1998 and the gains on sales of shopping center properties in the respective periods in 1999 and 1998, reflecting the effect of property acquisitions, including the Price REIT Acquisition, property redevelopments and increased leasing activity and re-tenanting at improved rental rates which strengthened operating profitability.

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

         During August 1998, the Company established a $215 million, unsecured revolving credit facility (the "Credit Facility"), which is scheduled to expire in August 2001. This Credit Facility, which replaced both the Company's $100 million unsecured revolving credit facility and $150 million interim unsecured credit facility, has made available funds to both finance the purchase of properties and meet any short-term working capital requirements. As of September 30, 1999 there was $60.0 million outstanding under the Credit Facility.

         The Company has also implemented a $200 million MTN program pursuant to which it may, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company's debt maturities.

         In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties. As of September 30, 1999, the Company had over 300 unencumbered property interests in its portfolio.

         During 1998, the Company filed a shelf registration statement on Form S-3 for up to $750 million of debt securities, preferred stock, depositary shares, common stock and common stock warrants. As of September 30, 1999, the Company had approximately $493.2 million available for issuance under this shelf registration statement.

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

         The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and the payment of dividends in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, availability under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flows from operations increased to $179.8 million for the nine months ended September 30, 1999 as compared to $125.2 million for the corresponding period ended September 30, 1998.

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

         The Company believes it has completed the assessment, modification and testing phases of its systems as to Year 2000 compliance and functionality. The Company believes it has completed the identification and review of computer hardware and software suppliers and is currently verifying the Year 2000 compliance of third-party suppliers, vendors and service providers that the Company has deemed important to the ongoing operations of the business.

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

         The Company believes it has addressed substantially all of its internal Year 2000 compliance issues. However, the Company cannot guarantee that its third party vendors, partners or others will be Year 2000 compliant. If the Company or such third party vendors, partners and others encounter problems in addressing the Year 2000 issue, the Company's ability to operate its properties and to bill and collect revenues in a timely manner could be materially adversely affected. The Company is currently addressing the development of a contingency plan in the event that its systems or the systems of third party vendors, partners or others fail to resolve the Year 2000 issue.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

                  As of September 30, 1999, the Company had approximately $238.7 million of floating-rate debt outstanding, including $60.0 million on its unsecured line of credit. The interest rate risk on $160.0 million of such debt has been mitigated through the use of interest rate swap agreements (the "Swaps") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions.

         The Company believes the interest rate risk represented by the remaining $78.7 million of floating-rate debt is not material in relation to the total debt outstanding of the Company or its market capitalization.

         The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of September 30, 1999, the Company had no other material exposure to market risk.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)

                                                                                     September 30,            December 31,
                                                                                         1999                     1998
                                                                                     -------------            ------------
Assets:
  Real estate, net of accumulated depreciation
    of $310,840 and $255,950, respectively                                            $ 2,538,998              $ 2,767,952
  Investments and advances in KIR                                                         114,178                        -
  Investments and advances in real estate joint ventures                                   58,609                   64,263
  Investment in retail store leases                                                        13,941                   15,172
  Cash and cash equivalents                                                                32,932                   43,920
  Accounts and notes receivable                                                            36,898                   31,821
  Other assets                                                                            118,102                  128,050
                                                                                      -----------              -----------
                                                                                      $ 2,913,658              $ 3,051,178
                                                                                      ===========              ===========
Liabilities:
  Notes payable                                                                       $   945,250              $   855,250
  Mortgages payable                                                                       195,594                  434,311
  Other liabilities, including minority interests in partnerships                         167,858                  176,598
                                                                                      -----------              -----------
                                                                                        1,308,702                1,466,159
                                                                                      -----------              -----------
Stockholders' Equity:
  Preferred stock, $1.00 par value, authorized 5,000,000 and 3,470,000 shares, respectively
  Class A Preferred Stock, $1.00 par value, authorized 345,000 shares
      Issued and outstanding 300,000 shares                                                   300                      300
      Aggregate liquidation preference $75,000
  Class B Preferred Stock, $1.00 par value, authorized 230,000 shares
      Issued and outstanding 200,000 shares                                                   200                      200
      Aggregate liquidation preference $50,000
  Class C Preferred Stock, $1.00 par value, authorized 460,000 shares
      Issued and outstanding 400,000 shares                                                   400                      400
      Aggregate liquidation preference $100,000
  Class D Convertible Preferred Stock, $1.00 par value, authorized 700,000 shares
      Issued and outstanding 428,514 and 429,159 shares, respectively                         429                      429
      Aggregate liquidation preferences $107,129 and $107,290, respectively
  Common stock, $.01 par value, authorized 200,000,000 and 100,000,000 shares, respectively
      Issued and outstanding 60,719,965 and 60,133,704 shares, respectively                   607                      601
  Paid-in capital                                                                       1,728,470                1,707,272
  Cumulative distributions in excess of net income                                       (125,450)                (124,183)
                                                                                      -----------              -----------
                                                                                        1,604,956                1,585,019
                                                                                      -----------              -----------
                                                                                      $ 2,913,658              $ 3,051,178
                                                                                      ===========              ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         For the Three and Nine Months ended September 30, 1999 and 1998
                   (in thousands, except per share information)

                                                          Three Months Ended September 30,          Nine Months Ended September 30,
                                                              1999                 1998               1999                 1998
                                                           ---------             --------           ---------            ---------
Revenues from rental property                              $ 106,044             $ 98,085           $ 324,992            $ 230,538
                                                           ---------             --------           ---------            ---------
Rental property expenses:
  Rent                                                         3,536                3,461              10,531                9,020
  Real estate taxes                                           14,579               13,263              42,147               31,572
  Interest                                                    19,506               19,576              62,872               42,987
  Operating and maintenance                                    9,440                9,223              32,014               23,144
  Depreciation and amortization                               16,294               15,543              50,959               34,433
                                                           ---------             --------           ---------            ---------
                                                              63,355               61,066             198,523              141,156
                                                           ---------             --------           ---------            ---------
     Income from rental property                              42,689               37,019             126,469               89,382
Income from investment in retail store leases                  1,087                  902               3,067                2,730
                                                           ---------             --------           ---------            ---------
                                                              43,776               37,921             129,536               92,112

Management fee income                                          1,576                  999               3,719                2,530
General and administrative expenses                           (5,950)              (5,489)            (17,801)             (12,494)
Equity in income of KIR                                        2,128                    -               3,275                    -
Other income, net                                              3,837                2,676               8,567                6,072
                                                           ---------             --------           ---------            ---------
     Income before gain on sale of shopping center
       property and extraordinary items                       45,367               36,107             127,296               88,220
Gain on sale of shopping center property                         247                    -                 247                  901
                                                           ---------             --------           ---------            ---------
    Income before extraordinary items                         45,614               36,107             127,543               89,121
Extraordinary items                                                -               (4,852)                  -               (4,852)
                                                           ---------             --------           ---------            ---------
     Net Income                                            $  45,614             $ 31,255           $ 127,543            $  84,269
                                                           =========             ========           =========            =========
     Net income applicable to common shares                $  38,996             $ 23,358           $ 107,683            $  66,718
                                                           =========             ========           =========            =========
     Per common share:
            Income before extraordinary items
                Basic                                          $0.64                $0.50               $1.78                $1.52
                                                               =====                =====               =====                =====
                Diluted                                        $0.64                $0.49               $1.77                $1.50
                                                               =====                =====               =====                =====
            Net income
                Basic                                          $0.64                $0.41               $1.78                $1.42
                                                               =====                =====               =====                =====
                Diluted                                        $0.64                $0.41               $1.77                $1.40
                                                               =====                =====               =====                =====


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months ended September 30, 1999 and 1998
                                 (in thousands)

                                                                                     1999                     1998
                                                                                   ---------                --------
Cash flow provided by operations                                                   $ 179,774                $ 125,185
                                                                                   ---------                ---------
Cash flow from investing activities:
    Acquisition of and improvements to real estate                                  (169,075)                (468,794)
    Acquisition of real estate through joint venture investment                            -                  (18,664)
    Investment in marketable securities                                              (12,814)                  (7,930)
    Proceeds from sale of marketable securities                                       11,443                        -
    Investments and advances to affiliated companies                                    (950)                       -
    Investments and advances to joint ventures                                       (17,276)                       -
    Investment in mortgage loans receivable                                                -                   (1,981)
    Repayment of mortgage loans receivable                                             4,545                    1,456
    Construction advances to real estate joint ventures                                 (436)                  (1,674)
    Reimbursement of advances to real estate joint ventures                            7,500                        -
    Net proceeds from sale of interest in KIR                                         68,179                        -
    Proceeds from sale of shopping center properties                                   6,365                    2,300
                                                                                   ---------                ---------
           Net cash flow used for investing activities                              (102,519)                (495,287)
                                                                                   ---------                ---------
Cash flow from financing activities:
    Principal payments on debt, excluding
       normal amortization of rental property debt                                   (61,098)                 (61,808)
    Principal payments on rental property debt                                        (3,467)                  (3,318)
    Proceeds from mortgage financing                                                  28,424                    9,000
    Payment of unsecured obligation                                                  (20,984)                       -
    Proceeds from issuance of senior notes                                           130,000                        -
    Repayment of senior notes                                                       (100,000)                       -
    Proceeds from issuance of medium-term notes                                            -                  290,000
    Repayment of medium-term notes                                                         -                  (50,000)
    Borrowings under revolving credit facilities                                      95,000                  220,000
    Repayment of borrowings under revolving credit facilities                        (35,000)                (145,000)
    Dividends paid                                                                  (126,657)                 (75,385)
    Proceeds from issuance of stock                                                    5,539                  186,416
                                                                                   ---------                ---------
            Net cash flow (used for)/provided by financing activities                (88,243)                 369,905
                                                                                   ---------                ---------
            Change in cash and cash equivalents                                      (10,988)                    (197)
Cash and cash equivalents, beginning of period                                        43,920                   30,978
                                                                                   ---------                ---------
Cash and cash equivalents, end of period                                           $  32,932                $  30,781
                                                                                   =========                =========
Interest paid during the period                                                    $  52,234                $  32,205
                                                                                   =========                =========
Supplemental schedule of noncash investing/financing activity:
    Acquisition of real estate interests by issuance of common stock,
    preferred stock, and assumption of  debt                                       $  81,402                $ 977,542
                                                                                   =========                =========
  Declaration of dividends paid in succeeding period                               $  41,597                $  33,661
                                                                                   =========                =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                                -----------------

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

2. Property Acquisitions/Other Investments

         On July 1, 1999, the Company exercised its option to acquire 13 shopping center properties comprising 1.6 million square feet of gross leaseable area ("GLA") from KC Holdings, Inc. ("KC Holdings"), an entity formed in connection with the Company's initial public stock offering in November 1991. The properties were acquired for an aggregate option price of approximately $39.8 million, paid $15.7 million in shares of the Company's common stock (401,646 shares valued at $39.00 per share at July 1, 1999) and $24.1 million through the assumption of mortgage debt encumbering the properties. Such mortgage debt was repaid during September 1999. The members of the Company's Board of Directors who are not also shareholders of KC Holdings, unanimously approved the Company's purchase of these 13 shopping center properties.

         During the nine months ended September 30, 1999, the Company and its affiliates acquired interests in 12 shopping center properties, in separate transactions, (two of which were subsequently sold to Kimco Income REIT ("KIR", an unconsolidated real estate joint venture in which the Company has an interest)) comprising approximately 1.2 million square feet of GLA in 11 states for an aggregate purchase price of approximately $110.3 million, including the assumption of approximately $16.9 million in mortgage debt.

         During December 1998, the Company acquired a first mortgage interest on a shopping center in Manhasset, NY for approximately $21 million. During April 1999, the Company acquired fee title to this property.

         During the nine months ended September 30, 1999, the Company acquired one land parcel and, through separate partnership investments, interests in two additional land parcels for the ground-up development of shopping centers for an aggregate purchase price of approximately $17.3 million.

         During June 1999, the Company, through an affiliated entity, invested $17.3 million in a joint venture which acquired a mortgage participation interest secured by 28 properties owned by a national retailer.


3. Property Dispositions

         During the nine months ended September 30, 1999, the Company disposed of four shopping center properties. Cash proceeds from three of these dispositions aggregated approximately $5.9 million, which approximated their aggregate net book value. In addition, during July 1999, the Company disposed of an additional shopping center property in New Port Richey, FL. Cash proceeds from the disposition totaling $.5 million, together with an additional $5.5 million cash investment, were used to acquire an exchange shopping center property located in Greensboro, NC during September 1999.

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

5. Investment in Retail Store Leases

         Income from the investment in retail store leases for the nine months ended September 30, 1999 and 1998 represents sublease revenues of approximately $15.3 million and $15.1 million, respectively, less related expenses of $11.1 million and $11.1 million, respectively, and amounts, which in management's estimation, reasonably provide for the recovery of the investment over a period representing the expected remaining term of the retail store leases.

6. Net Income Per Common Share


         The following table sets forth the basic and diluted weighted average numbers of common shares outstanding for each period used in the calculation of basic and diluted net income per common share:




                                                Three Months Ended                         Nine Months Ended
                                        Sept. 30, 1999       Sept. 30, 1998      Sept. 30, 1999       Sept. 30, 1998
                                        --------------       --------------      --------------       --------------
Basic EPS - weighted
average number of common
shares outstanding                         60,710,860          56,697,990          60,380,326           47,138,161

Effect of dilutive securities-
stock options                                 495,199             566,348             563,420              564,871
                                           ----------          ----------          ----------           ----------

Diluted EPS - weighted
average number of
common shares                              61,206,059          57,264,338          60,943,746            47,703,032
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


7. Investment and Advances in KIR:

         During 1998, the Company formed KIR, a limited partnership established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages. At the time of formation, the Company contributed 19 property interests to KIR. On April 28, 1999, the Company entered into an agreement whereby an institutional investor purchased a significant interest in KIR. Under the terms of the agreement, the agreed equity value for the 19 shopping centers previously contributed to KIR by the Company was approximately $107 million and the Company has agreed to contribute an additional $10 million for a total investment of $117 million. The institutional investor has subscribed for up to $117 million of equity in KIR, of which approximately $70 million has been contributed. Simultaneous with these transactions, KIR purchased four properties for approximately $70.1 million. As a result of these transactions, the Company holds a non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting. The Company's equity in income from KIR for the three months ended September 30, 1999 and the period April 28, 1999 to September 30, 1999 was approximately $2.1 million and $3.3 million, respectively.

         In addition, KIR entered into a master management agreement with the Company, whereby, the Company will perform services for fee relating to the management, operation, supervision and maintenance of the joint venture properties. For the three months ended September 30, 1999 and the period from April 28, 1999 to September 30, 1999, the Company earned management fees of approximately $.3 million and $.5 million, respectively.

         During August 1999, KIR entered into an agreement whereby three additional institutional investors subscribed for an aggregate $35.0 million of equity in KIR, of which approximately $6.0 million has been contributed.

         During the period April 28, 1999 to September 30, 1999 KIR purchased three additional properties, in separate transactions, for approximately $49.1 million.

8. Pro Forma Financial Information

         As discussed in Notes 2 and 3, the Company and certain of its affiliates acquired and disposed of interests in certain shopping center properties during the nine months ended September 30, 1999. The pro forma financial information set forth below is based upon the Company's historical Condensed Consolidated Statement of Income for the nine months ended September 30, 1999 and 1998, adjusted to give effect to these transactions as of January 1, 1998.

         The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred as of January 1, 1998, nor does it purport to represent the results of future operations. (Amounts presented in millions, except per share figures).


                                                Nine Months Ended September 30,
                                                  1999                  1998
                                                  ----                  ----
Revenues from rental property                   $ 331.0                $246.2
Income before extraordinary items               $ 128.8                $ 94.0
Net income                                      $ 128.8                $ 89.2

Per common share:

   Income before extraordinary items:
              Basic                             $  1.80               $  1.61
                                                =======               =======
              Diluted                           $  1.78               $  1.59
                                                =======               =======
   Net income:
              Basic                             $  1.80               $  1.51
                                                =======               =======
              Diluted                           $  1.78               $  1.49
                                                =======               =======

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




                                                  KIMCO REALTY CORPORATION




November 12, 1999                                 /s/  Milton Cooper
----------------------------                      -----------------------------
(Date)                                            Milton Cooper
                                                  Chairman of the Board





November 12, 1999                                 /s/  Michael V. Pappagallo
----------------------------                      ------------------------------
(Date)                                            Michael V. Pappagallo
                                                  Chief Financial Officer