Form 10-K405
period 1999-12-31
KIMCO REALTY CORP
filed 2000-03-28
CIK 879101

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
 X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---           EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1999
                          -----------------

                                     OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---           EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                 to
                               ---------------    ---------------

Commission file number 1-10899
                       -------

                            Kimco Realty Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Maryland                                      13-2744380
----------------------------        --------------------------------------------
  (State of incorporation)             (I.R.S. Employer Identification No.)

3333 New Hyde Park Road, New Hyde Park, NY               11042-0020
--------------------------------------------------------------------------------
(Address of principal executive offices)                  Zip Code

Registrant's telephone number, including area code (516) 869-9000
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:


                                                Name of each exchange on
        Title of each class                         which registered
        -------------------                         ----------------

Common Stock, par value $.01 per share.           New York Stock Exchange
---------------------------------------          ------------------------

Depositary Shares, each representing one-
-----------------------------------------
tenth of a share of 7-3/4% Class A
----------------------------------
Cumulative Redeemable Preferred Stock,
--------------------------------------
par value $1.00 per share.                        New York Stock Exchange
--------------------------                       ------------------------

Depositary Shares, each representing one-
-----------------------------------------
tenth of a share of 8-1/2% Class B
----------------------------------
Cumulative Redeemable Preferred Stock,
--------------------------------------
par value $1.00 per share.                        New York Stock Exchange
--------------------------                       ------------------------

Depositary Shares, each representing one-
-----------------------------------------
tenth of a share of 8-3/8% Class C
----------------------------------
Cumulative Redeemable Preferred Stock,
--------------------------------------
par value $1.00 per share.                        New York Stock Exchange
--------------------------                       ------------------------

Depositary Shares, each representing one-
-----------------------------------------
tenth of a share of 7-1/2% Class D
----------------------------------
Cumulative Convertible Preferred
--------------------------------
Stock, par value $1.00 per share.                 New York Stock Exchange
---------------------------------                ------------------------


Securities registered pursuant to Section 12(g) of the Act:
                                      None
--------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

         The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $1.8 billion based upon the closing price on the New York Stock Exchange for such stock on March 1, 2000.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                     60,795,593 shares as of March 1, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE


Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on May 18, 2000.

Index to Exhibits begins on page 34.

                                TABLE OF CONTENTS

                                                                       Form
                                                                       10-K
                                                                      Report
Item No.                                                               Page
--------                                                              ------
                                     PART I

 1.      Business . . . . . . . . . . . . . . . . . . . . . . . . . .    4

 2.      Properties . . . . . . . . . . . . . . . . . . . . . . . . .   13

 3.      Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .   14

 4.      Submission of Matters to a Vote of Security Holders  . . . .   14

         Executive Officers of the Registrant . . . . . . . . . . . .   24

                                     PART II

 5.      Market for the Registrant's Common Equity
           and Related Shareholder Matters  . . . . . . . . . . . . .   25

 6.      Selected Financial Data  . . . . . . . . . . . . . . . . . .   26

 7.      Management's Discussion and Analysis of Financial
           Condition and Results of Operations  . . . . . . . . . . .   28

7A.      Quantitative and Qualitative Disclosures About Market Risk. .  31

 8.      Financial Statements and Supplementary Data  . . . . . . . .   31

 9.      Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure  . . . . . . . . . . .   31

                                    PART III

10.      Directors and Executive Officers of the Registrant . . . . .   32

11.      Executive Compensation . . . . . . . . . . . . . . . . . . .   32

12.      Security Ownership of Certain Beneficial Owners and
           Management . . . . . . . . . . . . . . . . . . . . . . . .   32

13.      Certain Relationships and Related Transactions . . . . . . .   32

                                     PART IV

14.      Exhibits, Financial Statements, Schedules and Reports on
           Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .   33

                                     PART I
                                     ------

                           FORWARD-LOOKING STATEMENTS
                           --------------------------


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

Item 1.  Business
-----------------

General   Kimco Realty Corporation is one of the nation's largest owners and operators of neighborhood and community shopping centers. As of March 1, 2000, the Company's portfolio was comprised of 473 property interests including 405 neighborhood and community shopping center properties, two regional malls, 55 retail store leases, five parcels of undeveloped land, one distribution center and five projects under development comprising a total of approximately 62.0 million square feet of leasable space located in 41 states. The Company's portfolio includes 29 shopping center properties comprising 5.4 million square feet (the "KIR Portfolio") relating to the Kimco Income REIT ("KIR"), a joint venture arrangement with institutional investors established for the purpose of investing in high quality retail properties financed primarily with individual non-recourse mortgage debt (See Recent Developments - Investment in Kimco Income REIT ("KIR")). The Company believes its portfolio of neighborhood and community shopping center properties is the largest (measured by gross leasable area, "GLA") currently held by any publicly-traded real estate investment trust ("REIT"). The Company is a self-administered REIT and manages its properties through present management, which has owned and operated neighborhood and community shopping centers for more than 30 years. The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties.

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

The Company's growth through its first fifteen years resulted primarily from the ground-up development and construction of its shopping centers. By 1981, the Company had assembled a portfolio of 77 properties that provided an established source of income and positioned the Company for an expansion of its asset base. At that time, the Company revised its growth strategy to focus on the acquisition of existing shopping centers and creating value through the redevelopment and re-tenanting of those properties. As a result of this strategy, substantially all of the shopping centers added to the Company's portfolio from 1981 through 1998 have been through the acquisition of existing shopping centers.

During 1998, the Company, through a merger transaction, completed the acquisition of The Price REIT, Inc., a Maryland corporation (the "Price REIT")(See Note 3 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K). Prior to the merger, Price REIT was a self-administered and self-managed equity REIT that was focused on the acquisition, development, management and redevelopment of large retail community shopping center properties concentrated in the western part of the United States. In connection with the Merger, the Company acquired interests in 43 properties, located in 17 states, consisting of 39 retail community centers, one stand-alone retail warehouse, one project under development and two undeveloped land parcels, containing approximately 8.0 million square feet of GLA. The overall occupancy rate of the retail community centers was approximately 98%. With the completion of the Price REIT merger, the Company expanded its presence in certain western states including California, Arizona and Washington. In addition, Price REIT had strong ground-up development capabilities. These development capabilities, coupled with the Company's own construction management expertise, provides the Company, on a selective basis, the ability to pursue ground-up development opportunities.

During 1998 and 1999, the Company has capitalized on its enhanced ground-up development capabilities and has commenced ground-up development projects located in Bridgewater, NJ, Houston, TX, Cedar Hill, TX, San Antonio, TX, Chandler, AZ, Miamisburg, OH and Dover, DE. During 1999, the Company completed the Bridgewater, NJ development.

During 1998, the Company formed KIR, an entity in which the Company held a 99.99% limited partnership interest. KIR was established for the purpose of investing in high quality properties financed primarily with individual non-recourse mortgages. The Company believes that these properties are appropriate for financing with greater leverage than the Company traditionally uses. At the time of formation, the Company contributed 19 properties to KIR, each encumbered by an individual non-recourse mortgage. During 1999, KIR sold a significant interest in the partnership to institutional investors. As a result, the Company holds, as of December 31, 1999, a 43.3% non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting (See Recent Developments - Investment in Kimco Income REIT ("KIR") and Note 4 of the Notes to Consolidated Financial Statements included in this annual report on form 10-K).

Investment and Operating Strategy   The Company's investment objective has been
to increase cash flow, current income and, consequently, the value of its existing portfolio of properties, and to seek continued growth through (i) the strategic re-tenanting, renovation and expansion of its existing centers, (ii) the selective acquisition of established income-producing real estate properties and properties requiring significant re-tenanting and redevelopment, primarily in neighborhood and community shopping centers and (iii)the selective acquisition of land parcels for the ground-up development of neighborhood and community shopping centers in geographic regions in which the Company presently operates. The Company will consider investments in other real estate sectors and in geographic markets where it does not presently operate should suitable opportunities arise.

The Company's neighborhood and community shopping center properties are designed to attract local area customers and typically are anchored by a discount department store, a supermarket or drugstore tenant offering day-to-day necessities rather than high-priced luxury items. The Company may either purchase or lease income-producing properties in the future, and may also participate with other entities in property ownership through partnerships, joint ventures or similar types of co-ownership. Equity investments may be subject to existing mortgage financing and other indebtedness or such financing or indebtedness may be incurred in connection with acquiring such investments. Any such financing or indebtedness will have priority over the Company's equity interest in such property. The Company may make loans to joint ventures in which it may or may not participate in the future.

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

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. At December 31, 1999, the Company's single largest neighborhood and community shopping center, excluding the KIR Portfolio, accounted for only 1.4% of the Company's annualized base rental revenues and only 1.0% of the Company's total shopping center GLA. At December 31, 1999, the Company's five largest tenants, excluding the KIR Portfolio, include Kmart Corporation, Kohl's, Ames, The Home Depot and TJX Companies, which represent approximately 13.8%, 2.8%, 2.5%, 2.4% and 1.8%, respectively, of the Company's annualized base rental revenues.

The Company intends to maintain a conservative debt capitalization with a ratio of debt to total market capitalization of approximately 50% or less. As of December 31, 1999, the Company had a debt to total market capitalization ratio of approximately 34%.

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

Capital Resources    Since the completion of the Company's IPO in 1991, the
Company has utilized the public debt and equity markets as its principal source of capital. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $2.0 billion for the purposes of repaying indebtedness, acquiring interests in neighborhood and community shopping centers and for expanding and improving properties in the portfolio.

During August 1998, the Company established a $215 million, unsecured revolving credit facility, which is scheduled to expire in August 2001. This credit facility, which replaced both the Company's $100 million unsecured revolving credit facility and $150 million interim credit facility, has made available funds to both finance the purchase of properties and meet any short-term working capital requirements. As of December 31, 1999 there were no borrowings outstanding under the Company's unsecured revolving credit facility.

During November 1999, the Company established a $52 million unsecured term loan facility, which is scheduled to expire in November 2000. This credit facility was established to finance the purchase of properties and for general corporate purposes.

The Company has also implemented a $200 million medium-term notes program (the "MTN program") pursuant to which it may from time to time offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs, and (ii) managing the Company's debt maturities. (See Note 8 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

In addition to the public debt and equity markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties. As of December 31, 1999, the Company had over 350 unencumbered property interests in its portfolio.

During August 1998, the Company filed a shelf registration on Form S-3 for up to $750 million of debt securities, preferred stock, depositary shares, common stock and common stock warrants. As of March 1, 2000, the Company had approximately $393.2 million available for issuance under this shelf registration statement.

It is management's intention that the Company continually have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage financings in a manner consistent with its intention to operate with a conservative debt capitalization policy.

The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and the payment of dividends in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, availability under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flow from operations increased to $237.2 million for the year ended December 31, 1999, as compared to $158.7 million for the year ended December 31, 1998.

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

As an owner of real estate, the Company is subject to risks arising in connection with the underlying real estate, including, among other factors, defaults or nonrenewal of tenant leases, the financial condition and stability of tenants, retailing trends, environmental matters and changes in real estate and zoning laws. The success of the Company also depends upon trends in the economy, including, but not limited to, interest rates, the availability of capital, either in the form of debt or equity, on satisfactory terms, income tax laws, governmental regulations and legislation and population trends.

Operating Practices    Nearly all operating functions, including leasing, legal,
construction, data processing, maintenance, finance and accounting, are administered by the Company from its executive offices in New Hyde Park, New York. The Company believes it is critical to have a management presence in its principal areas of operation; accordingly, the Company also maintains regional offices in Margate, Orlando and Tampa, Florida; Philadelphia, Pennsylvania; Dallas, Texas; Dayton and Cleveland, Ohio; Lisle and Chicago, Illinois; Charlotte, North Carolina; Phoenix and Tucson, Arizona and Los Angeles, California. A total of 222 persons are employed at the Company's executive and regional offices.

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

Recent Developments

Investment in Kimco Income REIT ("KIR") -

During 1998, the Company formed KIR, an entity in which the Company held a 99.99% limited partnership interest. KIR was established for the purpose of investing in real estate that it believes would be more appropriately financed through greater leverage than the Company traditionally uses. These properties include, but are not limited to, fully developed properties with strong, stable cash flows from credit-worthy retailers with long-term leases that have limited near-term potential for growth through redevelopment or re-tenanting. The Company initially identified and contributed 19 property interests to KIR which met this criteria. Each of these properties was encumbered by an individual non-recourse mortgage. On April 28, 1999, the Company entered into an agreement whereby an institutional investor purchased a significant interest in KIR. Under the terms of the agreement, the agreed equity value for the 19 shopping centers previously contributed by the Company to KIR was approximately $107 million and the Company agreed to contribute an additional $10 million for a total investment of approximately $117 million. The institutional investor has subscribed for up to $117 million of equity in KIR, of which approximately $107 million has been contributed as of December 31, 1999. During August 1999, KIR admitted three additional limited partners. Each new partner entered into a subscription agreement whereby they subscribed for an aggregate $35 million of equity in KIR. At December 31, 1999 approximately $32 million of such subscriptions had been contributed. As of December 31, 1999, KIR has subscription agreements totaling approximately $269 million, of which approximately $246 million has been contributed. As a result of these transactions, the Company holds a 43.3% non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting.

During the period April 28, 1999 to December 31, 1999, KIR purchased ten shopping center properties, in separate transactions, aggregating 2.2 million square feet of GLA for approximately $218.3 million including the assumption of approximately $36.1 million of mortgage debt. Four of these properties were purchased from the Company for an aggregate purchase price of $70.1 million. As of December 31, 1999, the KIR Portfolio is comprised of 29 shopping center properties totaling 5.4 million square feet of GLA.

During May 1999, KIR obtained individual non-recourse, non-cross collateralized ten-year fixed-rate first mortgages aggregating $52.6 million on four of its properties. These mortgages bear interest at rates ranging from 7.57% to 7.72% per annum. The net proceeds were used to finance the acquisition of various shopping center properties.

Shopping Center Acquisitions -

During the year ended December 31, 1999, the Company and its affiliates acquired interests in 35 shopping center properties located in 14 states (two of which were subsequently sold to KIR in April 1999), comprising approximately 4.1 million square feet of GLA for an aggregate purchase price of approximately $248.5 million, including the assumption of approximately $55.7 million of mortgage debt encumbering the properties as follows:

In January 1999, the Company acquired Riverwalk Plaza located in South Charleston, WV for a purchase price of approximately $13.5 million, including the assumption of approximately $8.5 million of mortgage debt encumbering the property. This shopping center is anchored by Kroger and TJ Maxx and contains approximately 138,000 square feet of GLA.

Also in January 1999, the Company acquired, in separate transactions, Palm Plaza and Magnolia Square shopping centers located in Temecula and San Ramon, CA, respectively, for an aggregate purchase price of approximately $45.1 million. Palm Plaza, consisting of approximately 340,000 square feet of GLA is anchored by K-Mart and Food 4 Less. Magnolia Square, anchored by Super Crown Books, has approximately 42,000 square feet of GLA. These two properties were subsequently sold to KIR in April 1999.

In February 1999, the Company acquired two properties, in separate transactions, for an aggregate purchase price of approximately $20.4 million. Located in Downers Grove, IL, Downers Park Plaza is comprised of approximately 137,000 square feet of GLA and is anchored by Dominick's Market and Coomers Crafts. Sharpstown Court, anchored by Office Depot contains approximately 84,000 square feet of GLA, and is located in Houston, TX.

In March 1999 the Company acquired Southdale Shopping Center located in Des Moines, IA for a purchase price of approximately $8.6 million including the assumption of approximately $5.7 million in mortgage debt encumbering the property. Southdale is anchored by Best Buy and Office Max and contains approximately 143,000 square feet of GLA.

In April 1999, the Company, through its Kimco Select Investments affiliate, acquired a Duane Reade shopping center located in Massapequa, NY containing approximately 22,000 square feet of GLA for a purchase price of approximately $3.6 million (See Recent Developments - Kimco Select Investments).

In May 1999, the Company acquired Acadiana Square for a purchase price of approximately $7.8 million. This shopping center, located in Lafayette, LA, is anchored by Linens n' Things and Petsmart and contains approximately 71,000 square feet of GLA.

On July 1, 1999, the Company exercised its option to acquire 13 shopping center properties comprising 1.6 million square feet of GLA from KC Holdings, Inc. ("KC Holdings"), an entity formed in connection with the Company's initial public stock offering in November 1991. The properties were acquired for an aggregate option price of approximately $39.8 million, paid $15.7 million in shares of the Company's common stock (401,646 common shares issued at $39.00 per share) and $24.1 million through the assumption of mortgage debt encumbering the properties. Such mortgage debt was repaid during September 1999. The members of the Company's Board of Directors who are not also shareholders of KC Holdings, unanimously approved the Company's purchase of these 13 shopping center properties (See Note 15 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).

During September 1999, Landmark Station, a shopping center anchored by Waccamaw was purchased for approximately $6.0 million. This property is located in Greensboro, SC and contains approximately 101,000 square feet of GLA.

In October 1999, the Company acquired a shopping center located in Houma, LA for a purchase price of approximately $9.9 million. This shopping center has approximately 99,000 square feet of GLA and is anchored by Old Navy and Office Max.

In November 1999, the Company acquired The Center located in Stockton, CA for a purchase price of approximately $16.9 million including the assumption of approximately $8.4 million of mortgage debt encumbering the property. This shopping center is anchored by Homebase and Office Club and contains approximately 146,000 square feet of GLA. Also during November 1999, the Company purchased Highland Ridge Plaza, a shopping center anchored by Biggs Foods for a purchase price of approximately $7.7 million. This center is located in Cincinnati, OH and contains approximately 169,000 square feet of GLA.

In November 1999, the Company acquired, in a series of transactions, nine property interests, for an aggregate purchase price of approximately $57.1 million in connection with the Hechinger Stores bankruptcy process. The properties are located in four states, containing an aggregate 0.8 million square feet of GLA.

During December 1999, Regency Plaza, a shopping center located in Jacksonville, FL was acquired for a purchase price of approximately $12.1 million including the assumption of $9.0 million of mortgage debt encumbering the property. This property contains approximately 204,000 square feet of GLA and is anchored by Burlington Coat Factory, TJ Maxx and Office Max.

The Company, as a regular part of its business operations, will continue to actively seek properties for acquisition, which have below market-rate leases or other cash flow growth potential.

Property Developments and Redevelopments -

The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace. During 1999, the Company substantially completed the redevelopment and re-tenanting of various shopping center properties. The Company expended approximately $24 million in connection with these major redevelopments and re-tenanting projects during 1999. The Company is currently involved in redeveloping several other shopping centers. The Company anticipates its capital commitment toward these and other redevelopment projects will be approximately $30 million during 2000.

During the year ended December 31, 1999, the Company acquired one land parcel and, through separate partnership investments, interests in two additional land parcels for the ground-up development of shopping centers for an aggregate purchase price of approximately $17.3 million.

During 1999, the Company was in progress on ground-up development projects located in Bridgewater, NJ, Houston, TX, Cedar Hill, TX, San Antonio, TX, Chandler, AZ, Miamisburg, OH and Dover, DE. These projects had substantial pre-leasing prior to the commencement of construction. During 1999, the Company expended approximately $80 million in connection with the purchase of land and construction costs related to these projects. During 1999, the Company completed the development of Bridgewater, NJ. The Company anticipates its capital commitment toward these and other development projects will be approximately $100 million during 2000.

Each development and redevelopment project represents an opportunity for the Company to capitalize on its leasing, site planning, design and construction expertise. These projects, which are currently proceeding on schedule and in line with the Company's budgeted costs, are expected to contribute to growth in the Company's funds from operations in the future.

Property Dispositions -

During the year ended December 31, 1999, the Company disposed of six shopping center properties and a land parcel. Cash proceeds from four of these dispositions aggregated approximately $6.1, million which approximated their aggregate net book value.

During July 1999, the Company disposed of a shopping center property in New Port Richey, FL. Cash proceeds from the disposition totaling $.5 million, together with an additional $5.5 million cash investment, were used to acquire an exchange shopping center property located in Greensboro, NC during September 1999. The sale of this property resulted in a gain of approximately $.3 million.

During October 1999, the Company, in separate transactions, disposed of a shopping center property and a land parcel for an aggregate sale price of approximately $4.5 million, which resulted in a gain of approximately $1.3 million.

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

Although potential investments may be largely retail-focused, Kimco Select may invest in other asset categories. Kimco Select will focus on investments where the intrinsic value in the underlying assets may provide potentially superior returns relative to the inherent risk. These investments may be in the form of direct ownership of real estate, mortgage loans, public and private debt and equity securities that Kimco Select believes are undervalued, unoccupied properties, properties leased to troubled or bankrupt tenants and other assets.

During 1999, Kimco Select (i) invested $17.3 million in a joint venture which acquired a participation interest in a first and second mortgage collateralized by 24 properties owned by a national retailer who has filed for bankruptcy protection, (ii) acquired fee title to a property in Massapequa, NY anchored by Duane Reade for a purchase price of approximately $3.6 million, (iii) acquired two first mortgage participation interests collateralized by various convenience stores for $6.7 million, (iv) invested $.7 million in a joint venture which owns an office building and (v) invested $5.7 million in a joint venture which acquired a parcel of land for the development of a shopping center in Henderson, NV.

Kimco Select also has investments in (i) certain public bonds, (ii) joint venture interests in two entities which own three office buildings in Miami, FL,
(iii) three retail properties in the Chicago, IL market and (iv) three properties which are anchored by ambulatory care facilities with complementary retail space. The aggregate net investment related to these various investments is approximately $30 million.

Other Transactions -

During December 1998, the Company acquired a first mortgage interest on a shopping center in Manhasset, NY for approximately $21 million. During April 1999, the Company acquired fee title to this property.

During October 1999, the Company invested approximately $4.9 million in a partnership which is developing an office and retail center in Dover, DE. The Company has a 50% interest in this partnership.

In October and December 1999, the Company acquired certain asset designation rights from the bankrupt estate of Hechinger Stores, Inc. These rights, which enabled the Company to direct the ultimate disposition of the fee or leasehold positions held by the bankrupt estate, were utilized to facilitate the acquisition of those positions by various national retailers. The Company was awarded designation rights to 63 former Hechinger and Builders Square locations, of which 57 have been designated to various retailers to date.

Financings -

Unsecured Debt. During February 1999, the Company issued $130 million of 6-7/8% fixed-rate Senior Notes due 2009 (the "Notes"). Interest on the Notes is payable semi-annually in arrears. The Notes were sold at 99.85% of par value. Net proceeds from the issuance totaling approximately $128.9 million, after related transaction costs of approximately $.9 million, were used, in part, to repay $100 million floating-rate senior notes that matured during February 1999 and for general corporate purposes.

During October and December 1999, the Company issued an aggregate $100 million of fixed-rate unsecured medium-term notes (the "October and December MTNs") under its MTN program. The October and December MTNs mature in October 2004 and December 2007, respectively, and bear interest at 7.62% and 7.90% per annum, respectively. The proceeds were used to finance the acquisition of various shopping center properties and for general corporate purposes.

During November 1999, the Company entered into an unsecured term loan for an aggregate $52 million. The term loan bears interest at Libor plus .70% per annum and matures in November 2000. The proceeds were used to finance the acquisition of various shopping center properties and for general corporate purposes.

Mortgage Debt. During 1999, the Company obtained non-recourse, non-cross collateralized fixed rate first mortgage financing aggregating approximately $28.7 million on five of its properties. The mortgages bear interest at rates ranging from 7.00% to 8.25% per annum.

Credit Facility. On August 21, 1998, the Company established a $215 million unsecured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility is scheduled to expire in August 2001. Under the terms of the Credit Facility, funds may be borrowed for general corporate purposes, including (i) funding property acquisitions and (ii) development and redevelopment costs. Interest on borrowings under the Credit Facility accrues at a spread (currently .50%) to LIBOR, which fluctuates in accordance with changes in the Company's senior debt ratings. This Credit Facility replaced the Company's (i) $100 million unsecured revolving credit facility and (ii) $150 million interim credit facility.

Equity. During 1999, the Company issued 401,646 shares of common stock at $39.00 per share in connection with its exercise of its option to acquire 13 shopping center properties from KC Holdings (See Note 15 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).

During December 1999, the Company purchased and retired 160,000 shares of its common stock at a price of $31.75 per share, totaling approximately $5.1 million. The Company does not have a share repurchase program but acquired the shares when it received an unsolicited offer to buy them from an institutional investor.

KC Holdings, Inc.

To facilitate the Company's November 1991 IPO, 46 shopping center properties and certain other assets, together with indebtedness related thereto, were transferred to subsidiaries of KC Holdings. The Company, although having no ownership interest in KC Holdings or its subsidiary companies, was granted ten-year, fixed-price acquisition options which expire in November 2001 to reacquire the real estate assets owned by KC Holdings' subsidiaries, subject to any liabilities outstanding with respect to such assets at the time of an option exercise. As of December 31, 1999, KC Holdings' subsidiaries had conveyed 27 shopping center properties back to the Company and had disposed of ten additional centers in transactions with third parties. The members of the Company's Board of Directors who are not also shareholders of KC Holdings unanimously approved the purchase of each of the 27 shopping centers that have been reacquired by the Company from KC Holdings. (See Notes 11 and 15 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.) The Company manages five of KC Holdings' remaining nine shopping center properties pursuant to a management agreement. KC Holdings' other four shopping center properties are managed by unaffiliated joint venture partners.

At December 31, 1999, the Company holds 10-year acquisition options which expire in November 2001 to reacquire interests in the remaining nine shopping center properties owned by KC Holdings' subsidiaries. The option exercise prices are fixed and payable in shares of the Company's common stock or, in the event payment in the form of common stock could jeopardize the Company's status as a REIT, an equivalent value in cash. If the Company exercises its options to acquire all the remaining shopping center properties, the maximum aggregate amount payable to KC Holdings would be approximately $5.3 million, or approximately 157,000 shares of the Company's common stock (assuming shares valued at the closing price on the NYSE of $33.875 per share as of December 31,
1999). The Company would acquire the properties subject to any existing mortgage indebtedness and other liabilities on the properties. The acquisition options enable the Company to obtain any appreciation in the value of these properties over the option exercise prices, while eliminating the Company's interim exposure to leverage and operating risks.

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

The nine shopping center properties subject to the acquisition options are held in seven subsidiaries of KC Holdings. Four of the properties, which are owned in two separate joint ventures and managed by unaffiliated joint venture partners, are held by two subsidiaries, and the remaining five shopping center properties are each held by separate subsidiaries. The Company may exercise its acquisition options separately with respect to each subsidiary.

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

Exchange Listings

The Company's common stock, Class A Depositary Shares, Class B Depositary Shares, Class C Depositary Shares and Class D Depositary Shares are traded on the NYSE under the trading symbols "KIM", "KIMprA", "KIMprB", "KIMprC" and "KIMprD", respectively.

Item 2.  Properties

Real Estate Portfolio    As of January 1, 2000 the Company's real estate
portfolio was comprised of approximately 62.0 million square feet of GLA in 404 neighborhood and community shopping center properties, two regional malls, 58 retail store leases, five parcels of undeveloped land, one distribution center and five projects under development, located in 41 states. The Company's portfolio includes 29 shopping center properties comprising approximately 5.4 million square feet of GLA relating to the KIR Portfolio. Neighborhood and community shopping centers comprise the primary focus of the Company's current portfolio, representing approximately 98% of the Company's total shopping center GLA. As of January 1, 2000, approximately 92.1% of the Company's neighborhood and community shopping center space (excluding the KIR Portfolio) was leased, and the average annualized base rent per leased square foot of the neighborhood and community shopping center portfolio (excluding the KIR Portfolio) was $7.87. As of January 1, 2000, the KIR Portfolio was 98% leased with an average annualized base rent per leased square foot of $10.48.

The Company's neighborhood and community shopping center properties, generally owned and operated through subsidiaries or joint ventures, had an average size of approximately 138,000 square feet as of January 1, 2000. The Company retains its shopping centers for long-term investment and consequently pursues a program of regular physical maintenance together with major renovations and refurbishing to preserve and increase the value of its properties. These projects usually include renovating existing facades, installing uniform signage, resurfacing parking lots and enhancing parking lot lighting. During 1999, the Company capitalized approximately $6.3 million in connection with these property improvements.

The Company's neighborhood and community shopping centers (including the KIR Portfolio) are usually "anchored" by a national or regional discount department store, supermarket or drugstore. As one of the original participants in the growth of the shopping center industry and one of the nation's largest owners and operators of shopping centers, the Company has established close relationships with a large number of major national and regional retailers. National and regional companies that are tenants in the Company's shopping center properties include Kmart Corporation, Kohl's, Ames, The Home Depot, WalMart, TJX Companies, Toys/Kids R' Us, Shopko, A & P and Costco.

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

Approximately 1,800 of the Company's 4,538 leases also contain provisions requiring the payment of additional rent calculated as a percentage of tenants' gross sales above predetermined thresholds. Percentage Rents accounted for approximately 2% of the Company's revenues from rental property for the year ended December 31, 1999.

Minimum base rental revenues and operating expense reimbursements accounted for approximately 98% of the Company's total revenues from rental property for the year ended December 31, 1999. The Company's management believes that the average base rent per square foot for many of the Company's existing leases is generally lower than the prevailing market-rate base rents in the geographic regions where the Company operates, reflecting the potential for future growth.

The Company has been able to capitalize on the below market-rate leases in its existing shopping center portfolio to obtain increases in rental revenues through the renewal of leases or strategic re-tenanting of space. For the period January 1, 1999 to December 31, 1999 excluding the effects of (i) the transfer of 21 properties to the KIR Portfolio at $10.25 per leased square foot in April 1999 and (ii) 1999 acquisitions at $7.46 per leased square foot, the Company increased the average base rent per leased square foot on its portfolio of neighborhood and community shopping centers (excluding the KIR Portfolio) from $7.81 to $7.90, an increase of $.09 per square foot, which was attributed to general leasing activity within the existing portfolio. The effect of 1999 acquisitions decreased the overal rent per leased square foot by $.03, thus bringing the average rent per leased square foot to $7.87 as of December 31, 1999. The average annual base rent per leased square foot for new leases (excluding the KIR Portfolio) executed in 1999 was $8.42.

The Company seeks to reduce its operating and leasing risks through geographic and tenant diversity. No single neighborhood and community shopping center (excluding the KIR Portfolio) accounted for more than 1.0% of the Company's total shopping center GLA or more than 1.4% of total annualized base rental revenues as of December 31, 1999. The Company's five largest tenants (excluding the KIR Portfolio) include Kmart Corporation, Kohl's, Ames, The Home Depot and TJX Companies, which represent approximately 13.8%, 2.8%, 2.5%, 2.4% and 1.8%, respectively, of the annualized base rental revenues at December 31, 1999. The Company maintains an active leasing and capital improvement program that, combined with the high quality of the locations, has made, in management's opinion, the Company's properties attractive to tenants.

The Company's management believes its experience in the real estate industry and its relationships with numerous national and regional tenants gives it an advantage in an industry where ownership is fragmented among a large number of property owners.

Retail Store Leases    In addition to neighborhood and community shopping
centers, as of January 1, 2000, the Company's had interests in retail store leases totaling approximately 5.2 million square feet of anchor stores in 58 neighborhood and community shopping centers located in 24 states. As of January 1, 2000, approximately 94.0% of the space in these anchor stores had been sublet to retailers that lease the stores under net lease agreements providing for average annualized base rental payments to us of $4.15 per square foot. Our average annualized base rental payments under our retail store leases to the land owners of such subleased stores is approximately $2.77 per square foot. The average remaining primary term of our retail store leases (and, similarly, the remaining primary terms of our sublease agreements with the tenants currently leasing such space) is approximately 4 years, excluding options to renew the leases for terms which generally range from 5 to 25 years.

Ground-Leased Properties    The Company has 55 shopping center properties that
are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company (or an affiliated joint venture) to construct and/or operate a shopping center. The Company or the joint venture pays rent for the use of the land and generally is responsible for all costs and expenses associated with the building and improvements. At the end of these long-term leases, unless extended, the land together with all improvements revert to the land owner.

Undeveloped Land    The Company owns certain unimproved land tracts that it
intends to develop as new shopping centers (See Recent Developments - Property Developments and Redevelopments) and owns parcels of land adjacent to certain of its existing shopping centers that are held for possible expansion. At times, should circumstances warrant, the Company may develop or dispose of these parcels.

The table on pages 15 to 23 sets forth more specific information with respect to each of the Company's shopping center properties.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PROPERTY CHART

                                                   YEAR                OWNERSHIP                       LEASABLE   PERCENT
                                                DEVELOPED               INTEREST/            LAND AREA   AREA      LEASED
                                               OR ACQUIRED           (EXPIRATION)(2)          (ACRES)  (SQ. FT.)    (1)
                                               ---------------------------------------------------------------------------

ALABAMA
  HOOVER                                             1999                  FEE                   11.5     115,347     100

ARIZONA
  CHANDLER (4)                                       1999           FEE/JOINT VENTURE            36.0        --      --
  GLENDALE (8)                                       1998                  FEE                   40.5     337,107     100
  GLENDALE                                           1998           FEE/JOINT VENTURE            16.5     124,325     100
  MESA                                               1998                  FEE                   19.8     135,692      97
  NORTH PHOENIX                                      1998                  FEE                   17.0     228,769     100
  PHOENIX (3)                                        1998                  FEE                   13.4     124,952     100
  PHOENIX                                            1998                  FEE                   26.6     329,748      99
  PHOENIX                                            1997                  FEE                   17.5     124,890      89
  TEMPE                                              1998           FEE/JOINT VENTURE            21.1     381,312     100
  TEMPE (5)                                          1998           FEE/JOINT VENTURE            20.0        --      --

CALIFORNIA
  ALHAMBRA                                           1998                  FEE                   18.4     200,634      77
  ANAHEIM                                            1995                  FEE                    1.0      15,396     100
  CARMICHAEL                                         1998                  FEE                   18.5     213,721      99
  CHULA VISTA                                        1998                  FEE                   31.3     363,223      80
  CORONA                                             1998                  FEE                   58.3     475,908      99
  LA MIRADA                                          1998                  FEE                   31.2     263,459      96
  OXNARD (8)                                         1998                  FEE                   14.4     171,580     100
  SAN RAMON (8)                                      1999                  FEE                    5.3      42,066     100
  SANTA ANA                                          1998                  FEE                   12.0     134,400     100
  SANTEE                                             1998                  FEE                   11.0      97,451      94
  STOCKTON                                           1999                  FEE                   14.6     146,346     100
  TEMECULA (8)                                       1999                  FEE                   40.0     253,487      94

COLORADO
  AURORA                                             1998                  FEE                   13.8     145,466      90
  AURORA                                             1998                  FEE                    9.9      44,170      99
  AURORA                                             1998                  FEE                   13.9     111,085     100
  COLORADO SPRINGS                                   1998                  FEE                   10.7     107,310     100
  DENVER                                             1998                  FEE                    1.5      18,405     100
  ENGLEWOOD                                          1998                  FEE                    6.5      80,330      98
  LAKEWOOD                                           1998                  FEE                    7.6      82,581     100

CONNECTICUT
  HAMDEN                                             1997          FEE/ JOINT VENTURE             7.4     341,502      99
  FARMINGTON                                         1998                  FEE                   16.9     184,746      95
  NORTH HAVEN                                        1998                  FEE                   31.7     327,069     100
  WATERBURY                                          1993                  FEE                   13.1     136,153     100

DELAWARE
  ELSMERE                                            1979          GROUND LEASE(2076)            17.1     111,600     100
  DOVER (3)                                          1999           FEE/JOINT VENTURE            89.0        --      --

FLORIDA
  ALTAMONTE SPRINGS                                  1995                  FEE                    5.6      94,193     100
  BOCA RATON                                         1967                  FEE                    9.9      73,549     100
  BOYNTON BEACH (8)                                  1999                  FEE                   18.0     188,759      98
  BRADENTON                                          1968           FEE/JOINT VENTURE             6.2      24,700      96
  BRADENTON                                          1998                  FEE                   19.6     162,997      97
  CORAL SPRINGS                                      1994                  FEE                    5.9      46,497     100
  CORAL SPRINGS                                      1997                  FEE                    9.8      83,500     100
  EAST ORLANDO                                       1971                  FEE                   11.6     131,981      80
  FERN PARK                                          1968                  FEE                   12.0     131,834      96
  FT. PIERCE                                         1970           FEE/JOINT VENTURE            14.8     210,460      87
  HOMESTEAD                                          1972           FEE/JOINT VENTURE            21.0     161,619      94
  JACKSONVILLE                                       1999                  FEE                   18.6     203,536     100
  KISSIMMEE                                          1996                  FEE                   18.4     130,983      98
  LAKE BARTON                                        1968                  FEE                    4.8       2,800     100

                                               MAJOR LEASE
                                               (LEASE EXPIRATION/
                                               OPTION EXPIRATION)
                                               ------------------------------------------------------------------------------------

ALABAMA
  HOOVER                                       WALMART(2025/2095)

ARIZONA
  CHANDLER (4)
  GLENDALE (8)                                 COSTCO(2011/2046),HOMEBASE(2008/2028),LEVITZ(2012/2032)
  GLENDALE                                     SEARS(2001/2016), MICHAELS(2003/2018), FABRI CENTER(2002/2017)
  MESA                                         ROSS STORES(2000/2005),HARKINS THEATRE(2005/2025),OUR HOME(2005/2015)
  NORTH PHOENIX                                BURLINGTON COAT(2013/2023),COMP USA(2004/2019),MICHAELS(2007/2022)
  PHOENIX (3)                                  HOME DEPOT(2020/2050),AUTO ZONE(2003/2013),MAYFAIR CARPETS(2005/2010)
  PHOENIX                                      COSTCO(2006/2041),HOMEBASE(2009/2029)
  PHOENIX                                      SAFEWAY(2009/2039),LA PETITE CHILD(2004/2014)
  TEMPE                                        HOMEBASE(2010/2030),PETSMART(2011/2031),STAPLES(2005/2025)
  TEMPE (5)

CALIFORNIA
  ALHAMBRA                                     COSTCO(2006/2041),JO-ANN FABRICS(2004/2019)
  ANAHEIM
  CARMICHAEL                                   HOME DEPOT(2003/2022),SPORTS AUTHORITY (2009/2024)
  CHULA VISTA                                  COSTCO(2006/2041),HOMEBASE(2008/2028),JO-ANN FABRICS(2002/2017)
  CORONA                                       COSTCO(2007/2042),HOME DEPOT(2010/2029),LEVITZ(2009/2029)
  LA MIRADA                                    TOYS R US(2012/2032),LA FITNESS(2012/2022)
  OXNARD (8)                                   TARGET(2003/2013),FOOD 4 LESS(2003/2008)
  SAN RAMON (8)                                CROWN BOOKS(2004/2014)
  SANTA ANA                                    HOME DEPOT(2015/2035)
  SANTEE                                       OFFICE DEPOT(2006/2021),ROSS STORES(2004/2024),MICHAELS(2003/2018)
  STOCKTON                                     HOMEBASE(2006/2026),OFFICE DEPOT(2005/2015),COSTCO(2008/2033)
  TEMECULA (8)                                 KMART(2017/2032),MERVYNS(2030),FOOD 4 LESS(2010/2030)

COLORADO
  AURORA                                       TJ MAXX(2002/2012),GLOBE FURNITURE(2003)
  AURORA                                       BLOCKBUSTER(2003)
  AURORA                                       COOMERS CRAFTS(2001/2006),CROWN LIQUOR(2005/2010)
  COLORADO SPRINGS                             CUB FOODS(2004/2034)
  DENVER                                       PAYLESS DRUG(2002/2017)
  ENGLEWOOD                                    PHAR-MOR(2004/2019),OLD COUNTRY BUFFET(2009/2019)
  LAKEWOOD                                     SAFEWAY(2002/2032)

CONNECTICUT
  HAMDEN                                       BRADLEES(2004/2014),BON-TON(2002/2012),BOB'S(2016/2036)
  FARMINGTON                                   SPORTS AUTHORITY(2018/2063),LINENS N THINGS(2016/2036),BORDERS BOOKS(2018/2063)
  NORTH HAVEN                                  HOME DEPOT(2009/2029),BJ'S(2006/2041)
  WATERBURY                                    BRADLEES(2002/2007),STOP & SHOP(2013/2043)

DELAWARE
  ELSMERE                                      VALUE CITY(2008/2038),PNC BANK(2003/2029)
  DOVER (3)

FLORIDA
  ALTAMONTE SPRINGS                            ROOMS TO GO(2001),THOMASVILLE(2001/2006)
  BOCA RATON                                   WINN DIXIE(2008/2033),TUESDAY MORNING(2008)
  BOYNTON BEACH (8)                            KMART(2006/2051),ALBERTSON'S(2015/2040)
  BRADENTON                                    GRAND CHINA(2009/2014),CARRABBAS(2006/2021)
  BRADENTON                                    TARGET(2040),PUBLIX(2012/2032),TJ MAXX(2003/2018)
  CORAL SPRINGS                                LINENS N THINGS(2012/2027),TGI FRIDAYS(2005/2015),PIER 1 IMPORTS(2001/2011)
  CORAL SPRINGS                                TJ MAXX(2001/2016),RAG SHOP(2001/2026),BLOCKBUSTER(2006/2026)
  EAST ORLANDO                                 SPORTS AUTHORITY(2000/2020),OFFICE DEPOT(2005/2025)
  FERN PARK                                    BED,BATH&BEYOND(2002/2012),BOOKS-A-MILLION(2006/2016),OFFICEMAX(2008/2023)
  FT. PIERCE                                   KMART(2006/2016),WINN DIXIE(2002/2027),JO-ANN FABRICS(2001/2011)
  HOMESTEAD                                    PUBLIX(2014/2034),OFFICEMAX(2013/2028),ECKERD(2002/2012)
  JACKSONVILLE                                 BURLINGTON COAT(2003),TJ MAXX(2007),OFFICEMAX(2012)
  KISSIMMEE                                    KASH N KARRY(2006/2036),OFFICEMAX(2012/2027),JO-ANN FABRICS(2001/2016)
  LAKE BARTON


PROPERTY CHART

                                                   YEAR                OWNERSHIP                       LEASABLE   PERCENT
                                                DEVELOPED               INTEREST/            LAND AREA   AREA      LEASED
                                               OR ACQUIRED           (EXPIRATION)(2)          (ACRES)  (SQ. FT.)    (1)
                                               ----------------------------------------------------------------------------

  LARGO                                              1968                  FEE                   12.0     149,472     100
  LARGO                                              1992                  FEE                   29.4     215,916      98
  LARGO                                              1993                  FEE                    6.6      56,630      98
  LAUDERDALE LAKES                                   1968           FEE/JOINT VENTURE            10.0     112,476      97
  LAUDERHILL                                         1978                  FEE                   15.5     179,726      97
  LEESBURG                                           1969          GROUND LEASE(2017)             1.3      13,468      89
  MARGATE                                            1993                  FEE                   34.1     261,030      97
  MELBOURNE                                          1968          GROUND LEASE(2071)            11.5     168,737      56
  MELBOURNE                                          1994                  FEE                   13.8     131,851      83
  MIAMI                                              1968                  FEE                    8.2     104,968     100
  MIAMI                                              1998           FEE/JOINT VENTURE            14.0     162,278      99
  MIAMI                                              1985                  FEE                   15.9      89,275     100
  MIAMI                                              1986                  FEE                    7.8      81,780     100
  MIAMI                                              1998           FEE/JOINT VENTURE             4.0     161,118      85
  MIAMI                                              1998           FEE/JOINT VENTURE             0.3     147,803      74
  MIAMI                                              1999           FEE/JOINT VENTURE             1.3      56,323      89
  MOUNT DORA                                         1997                  FEE                   12.4     118,150     100
  OCALA                                              1997                  FEE                   27.2     254,937      92
  ORLANDO                                            1968           FEE/JOINT VENTURE            10.0     114,434      87
  ORLANDO                                            1968   GROUND LEASE(2047)/JOINT VENTURE      7.8     103,480     100
  ORLANDO                                            1998           FEE/JOINT VENTURE            19.4     271,095     100
  ORLANDO                                            1994                  FEE                   28.0     230,704      92
  ORLANDO                                            1996                  FEE                   11.7     128,856      98
  PALATKA                                            1970                  FEE                    8.9      72,216      88
  PLANTATION                                         1974           FEE/JOINT VENTURE             4.6      60,414     100
  POMPANO BEACH                                      1968           FEE/JOINT VENTURE             6.6      63,838      96
  PORT RICHEY (8)                                    1998                  FEE                   14.3     103,294     100
  RIVIERA BEACH                                      1968           FEE/JOINT VENTURE             5.1      46,390      98
  SANFORD                                            1989                  FEE                   40.9     302,455      93
  SARASOTA                                           1970                  FEE                   10.0     102,485     100
  SARASOTA                                           1989                  FEE                   12.0     110,577      64
  SOUTH MIAMI                                        1995                  FEE                    5.4      60,804      93
  ST. PETERSBURG                                     1968   GROUND LEASE(2084)/JOINT VENTURE      9.0     118,979     100
  STUART                                             1994                  FEE                   20.7     170,291      98
  TALLAHASSEE                                        1998                  FEE                   12.8     105,535     100
  TAMPA                                              1997                  FEE                   16.3     109,408     100
  WEST MELBOURNE                                     1998                  FEE                   13.2     148,003      95
  WEST PALM BEACH                                    1967           FEE/JOINT VENTURE             7.6      74,326     100
  WEST PALM BEACH                                    1995                  FEE                    7.9      80,845     100
  WINTER HAVEN                                       1973           FEE/JOINT VENTURE            13.9      88,400      62

GEORGIA
  ATLANTA                                            1988                  FEE                   19.5     165,314     100
  AUGUSTA                                            1995                  FEE                   11.3     119,930      95
  FOREST PARK                                        1969                  FEE                   14.2     100,212      93
  GAINESVILLE                                        1970           FEE/JOINT VENTURE            12.6     142,288      97
  MACON                                              1969                  FEE                   12.3     127,260      83
  SAVANNAH                                           1993                  FEE                   22.2     187,071     100
  SAVANNAH                                           1995                  FEE                    9.5      88,480      98

ILLINOIS
  ADDISON                                            1968          GROUND LEASE(2066)             8.0      93,289     100
  ADDISON                                            1998                  FEE                   16.4     115,130     100
  ALTON                                              1998                  FEE                   21.2     159,824      82
  ARLINGTON HEIGHTS                                  1998                  FEE                   19.2      80,040     100
  AURORA                                             1998                  FEE                   17.9      91,182     100
  BELLEVILLE                                         1998          GROUND LEASE(2057)            20.3      81,490     100
  BLOOMINGTON                                        1972                  FEE                   16.1     175,530     100
  BRADLEY                                            1996                  FEE                    5.4      80,535     100
  BRIDGEVIEW                                         1998                  FEE                    6.8      88,069    --
  CALUMET CITY                                       1997                  FEE                   17.0     197,699     100
  CARBONDALE                                         1997          GROUND LEASE(2052)             8.1      80,535     100
  CHAMPAIGN                                          1998                  FEE                    9.0     102,615     100

                                              MAJOR LEASE
                                              (LEASE EXPIRATION/
                                              OPTION EXPIRATION)
                                              ------------------------------------------------------------------------------------

  LARGO                                       WALMART(2007/2027),ECKERD(2001/2004)
  LARGO                                       PUBLIX(2009/2029),AMERICAN MULTI-CINEMA(2011/2036),OFFICE DEPOT(2004/2019)
  LARGO
  LAUDERDALE LAKES                            THRIFT SHOPS(2002/2012),FAMILY DOLLAR(2002/2017),GOODWILL INDUSTRIES(2001)
  LAUDERHILL                                  BABIES R US(2004/2014)
  LEESBURG                                    DISCOUNT AUTO(2004)
  MARGATE                                     PUBLIX(2008/2028),OFFICE DEPOT(2005/2020),SAM ASH MUSIC(2006/2011)
  MELBOURNE                                   JO-ANN FABRICS(2006/2016),WALGREENS(2045),GOODWILL INDUSTRIES(2001/2004)
  MELBOURNE                                   WINN DIXIE(2002/2027),HOMELIFE(2001),ECKERD(2002/2022)
  MIAMI                                       KMART(2009/2029),WALGREENS(2009)
  MIAMI                                       BABIES R US(2006/2021),FIRESTONE TIRE(2003/2009)
  MIAMI                                       PUBLIX(2019/2039),WALGREENS(2058),HOLLYWOOD VIDEO(2009/2024)
  MIAMI                                       PUBLIX(2009/2029),WALGREENS(2018)
  MIAMI
  MIAMI
  MIAMI
  MOUNT DORA                                  KMART(2013/2058),PET SUPERMARKET(2003/2013)
  OCALA                                       KMART(2001/2021),SERVICE MERCHANDISE(2007/2032)
  ORLANDO                                     BALLY'S(2008/2018),JO-ANN FABRICS(2001/2011)
  ORLANDO                                     OFFICE FURNITURE(2002/2007)
  ORLANDO                                     UPTONS(2009/2029),GENERAL CINEMA(2005/2025)
  ORLANDO                                     COSTCO(2006/2026),SPORTS AUTHORITY(2011/2031),LOEWS(2008/2018)
  ORLANDO                                     ROSS STORES(2003/2028),BIG LOTS(2004/2009)
  PALATKA                                     SAVE A LOT(2003/2013),BIG LOTS(2002)
  PLANTATION                                  BREAD OF LIFE(2009/2019),WHOLE FOODS(2009/2019)
  POMPANO BEACH                               THRIFT SHOPS(2003/2013)
  PORT RICHEY (8)                             CIRCUIT CITY(2011/2031), STAPLES(2006/2011)
  RIVIERA BEACH                               GOODWILL INDUSTRIES(2005/2008)
  SANFORD                                     WALMART(2005/2035),ROSS STORES(2005/2025),PUBLIX(2005/2025)
  SARASOTA                                    TJ MAXX(2001/2016),OFFICEMAX(2009/2024),FRANKS NURSERY(2012/2032)
  SARASOTA                                    BEN FRANKLINS(2001/2006),ECKERD(2000),PET SUPERMARKET(2003/2013)
  SOUTH MIAMI                                 KIDS R US(2016/2021),PARTY CITY(2007/2017)
  ST. PETERSBURG                              KASH N KARRY(2017/2037),TJ MAXX(2001/2011)
  STUART                                      SERVICE MERCHANDISE(2010/2070),MARSHALLS(2005/2020),LINEN SUPERMARKET(2002/2007)
  TALLAHASSEE                                 STEINMART(2003/2008),BEN FRANKLINS(2007/2022)
  TAMPA                                       STAPLES(2003/2018)
  WEST MELBOURNE                              SERVICE MERCHANDISE(2005/2035),KROGER(2004/2034),MARSHALLS(2005/2010)
  WEST PALM BEACH                             WINN DIXIE(2010/2030),FAMILY DOLLAR(2009/2024)
  WEST PALM BEACH                             BABIES R US(2006/2021)
  WINTER HAVEN                                BIG LOTS(2005/2010),FABRI-CENTERS(2006/2016)

GEORGIA
  ATLANTA
  AUGUSTA                                     PHAR-MOR(2000/2007),TJ MAXX(2004/2014),GOLDS GYM(2004/2009)
  FOREST PARK
  GAINESVILLE                                 BIG LOTS(2002),OFFICE DEPOT(2004/2020)
  MACON                                       HEILIG-MEYERS(2007/2017), ODD LOTS(2003)
  SAVANNAH                                    TOYS R US(2005),PHAR-MOR(2001/2004),TJ MAXX(2005/2015)
  SAVANNAH                                    MEDIA PLAY(2006/2021),US BOAT MARINE(2004/2014)

ILLINOIS
  ADDISON                                     VALUE CITY(2001/2016)
  ADDISON                                     KMART(2024/2054)
  ALTON                                       GRANDPAS(2003/2023),H & R BLOCK(2003/2006)
  ARLINGTON HEIGHTS                           KMART(2024/2054)
  AURORA                                      KMART(2024/2054)
  BELLEVILLE                                  KMART(2024/2054)
  BLOOMINGTON                                 SCHNUCK MARKETS(2004/2024),TOYS R US(2015/2045),BARNES & NOBLE(2005/2015)
  BRADLEY                                     CARSON PIRIE(2014/2034)
  BRIDGEVIEW
  CALUMET CITY                                KMART(2024/2054),MARSHALLS(2003/2008),BEST BUY(2012/2032)
  CARBONDALE                                  K'S MERCHANDISE(2012/2052)
  CHAMPAIGN                                   K'S MERCHANDISE(2014/2034)

PROPERTY CHART

                                                   YEAR                OWNERSHIP                       LEASABLE   PERCENT
                                                DEVELOPED               INTEREST/            LAND AREA   AREA      LEASED
                                               OR ACQUIRED           (EXPIRATION)(2)          (ACRES)  (SQ. FT.)    (1)
                                               ----------------------------------------------------------------------------

  CHICAGO                                            1997          GROUND LEASE(2020)            13.4     109,441     100
  CHICAGO                                            1997          GROUND LEASE(2040)            17.5     104,264     100
  CHICAGO                                            1997                  FEE                    6.0      86,894     100
  CHICAGO                                            1998                  FEE                    6.4      80,842     100
  CHICAGO                                            1998                  FEE                    9.5     125,670      98
  COUNTRYSIDE                                        1997          GROUND LEASE(2053)            27.7     117,842     100
  CRESTHILL                                          1997          GROUND LEASE(2039)             9.0      90,313    --
  CRESTWOOD                                          1997          GROUND LEASE(2051)            36.8      79,903     100
  CRYSTAL LAKE                                       1998                  FEE                    6.1      81,365      72
  DOWNERS GROVE                                      1999                  FEE                   24.8     123,918      98
  DOWNERS GROVE                                      1997                  FEE                   12.0     141,906     100
  DOWNERS GROVE                                      1998                  FEE                    7.2     182,624     100
  ELGIN                                              1972                  FEE                   18.7     183,439      96
  ELGIN                                              1998                  FEE                    9.0     100,342     100
  FAIRVIEW HEIGHTS                                   1998          GROUND LEASE(2050)            19.1     159,587     100
  FOREST PARK                                        1997          GROUND LEASE(2021)             9.3      98,371     100
  GENEVA                                             1996                  FEE                    8.2     104,688     100
  HOMEWOOD                                           1999                  FEE                   10.9     109,200    --
  MATTESON                                           1997                  FEE                   17.0     164,987     100
  MT.PROSPECT                                        1997                  FEE                   16.8     164,197      89
  MUNDELIEN                                          1998                  FEE                    7.6      85,018     100
  NAPERVILLE                                         1997                  FEE                    9.0     101,822     100
  NILES                                              1997          GROUND LEASE(2022)            10.2     101,775     100
  NORRIDGE                                           1997          GROUND LEASE(2042)            11.7     116,914     100
  OAK LAWN                                           1997                  FEE                   15.4     165,337     100
  OAKBROOK TERRACE                                   1997                  FEE                   16.9     176,827      97
  ORLAND PARK                                        1998                  FEE                   18.8     116,011     100
  ORLANDO                                            1998                  FEE                    7.8     166,000     100
  OTTAWA                                             1970                  FEE                    9.0      60,000     100
  PEORIA                                             1997          GROUND LEASE(2031)            20.5     156,067     100
  ROCKFORD                                           1998          GROUND LEASE(2030)             9.0     102,971     100
  SCHAUMBURG                                         1998                  FEE                    7.3     167,690     100
  SCHAUMBURG                                         1997          GROUND LEASE(2015)            10.9     101,957     100
  SKOKIE (3)                                         1997          GROUND LEASE(2003)            10.7        --      --
  SPRINGFIELD                                        1998          GROUND LEASE(2028)             6.7     115,526     100
  STREAMWOOD                                         1998                  FEE                    5.6      81,000     100
  WAUKEGAN                                           1998                  FEE                    6.8      90,555     100
  WOODRIDGE                                          1998                  FEE                   13.1     163,573      98

INDIANA
  E. WASHINGTON                                      1997                  FEE                    9.6      89,042    --
  EAGLEDALE                                          1967                  FEE                   11.9      75,000     100
  EVANSVILLE                                         1986                  FEE                   14.2     193,472      99
  EVANSVILLE                                         1986                  FEE                   11.5     149,182      90
  FELBRAM                                            1970                  FEE                    4.1      27,400      91
  GREENWOOD                                          1970                  FEE                   25.7     157,160      70
  GRIFFITH                                           1997          GROUND LEASE(2054)            10.6     114,684     100
  INDIANAPOLIS                                       1998           FEE/JOINT VENTURE            17.4     166,104      57
  INDIANAPOLIS                                       1986                  FEE                   20.6     178,610     100
  LAFAYETTE                                          1971                  FEE                   12.4      90,500      96
  LAFAYETTE                                          1997                  FEE                   24.3     183,440      98
  LAFAYETTE                                          1998                  FEE                   43.2     209,176      87
  MERRILLVILLE                                       1997          GROUND LEASE(2015)            12.7     105,511     100
  MISHAWAKA                                          1998                  FEE                    7.5      82,100     100
  SOUTH BEND                                         1998                  FEE                    1.8      81,668     100

IOWA
  CLIVE                                              1996                  FEE                    8.8      90,000     100
  DAVENPORT                                          1997          GROUND LEASE(2028)             9.1      91,035     100
  DES MOINES                                         1999                  FEE                   23.0     150,143      83
  DES MOINES, POLK                                   1996                  FEE                    9.6     111,847     100
  DUBUQUE                                            1997          GROUND LEASE(2019)             6.5      82,979     100
  WATERLOO                                           1996                  FEE                    9.0      96,000     100

                                              MAJOR LEASE
                                              (LEASE EXPIRATION/
                                              OPTION EXPIRATION)
                                              ------------------------------------------------------------------------------------

  CHICAGO                                     KMART(2020)
  CHICAGO                                     GOLDBLATT'S(2005/2025)
  CHICAGO                                     KMART(2024/2054)
  CHICAGO                                     KMART(2024/2054)
  CHICAGO                                     KMART(2024/2054),PAYLESS SHOE(2003/2013)
  COUNTRYSIDE                                 KMART(2024/2053)
  CRESTHILL
  CRESTWOOD                                   KMART(2024/2051)
  CRYSTAL LAKE                                HOBBY LOBBY(2009/2019)
  DOWNERS GROVE                               SAFEWAY(2004/2019),WALGREENS(2022)
  DOWNERS GROVE                               TJ MAXX(2009/2024),BEST BUY(2016/2031)
  DOWNERS GROVE                               HEILIG-MEYERS(2008/2018)
  ELGIN                                       MENARD(2001/2006),EAGLE FOOD(2000)
  ELGIN                                       KMART(2024/2054)
  FAIRVIEW HEIGHTS                            KMART(2024/2050),OFFICEMAX(2015/2025),WALGREENS(2010/2029)
  FOREST PARK                                 KMART(2021)
  GENEVA                                      KMART(2024/2054)
  HOMEWOOD
  MATTESON                                    KMART(2024/2054),MARSHALLS(2005/2010)
  MT.PROSPECT                                 KMART(2024/2054)
  MUNDELIEN                                   KMART(2024/2054)
  NAPERVILLE                                  KMART(2024/2054)
  NILES                                       KMART(2022)
  NORRIDGE                                    KMART(2024/2042)
  OAK LAWN                                    KMART(2024/2054),CHUCK E CHEESE(2002/2007)
  OAKBROOK TERRACE                            KMART(2024/2054),LINENS N THINGS(2006)
  ORLAND PARK                                 VALUE CITY(2015/2030)
  ORLANDO                                     HEILIG-MEYERS(2008/2018)
  OTTAWA                                      SCHOTTENSTIEN(2006/2011)
  PEORIA                                      KMART(2024/2031),MARSHALLS(2009/2024)
  ROCKFORD                                    SHOPKO(2018/2030)
  SCHAUMBURG                                  HEILIG-MEYERS(2008/2018)
  SCHAUMBURG                                  KMART(2015)
  SKOKIE (3)
  SPRINGFIELD                                 KMART(2024/2028)
  STREAMWOOD                                  VALUE CITY(2015/2030)
  WAUKEGAN                                    MEGA MARTS(2009/2029)
  WOODRIDGE                                   GENERAL CINEMA(2006/2021),KOHLS(2010/2030)

INDIANA
  E. WASHINGTON
  EAGLEDALE                                   DAVIS WHOLESALE(2003/2012)
  EVANSVILLE                                  SHOPKO(2018/2038),OFFICEMAX(2012/2027),MICHAELS(2004/2019)
  EVANSVILLE                                  SHOPKO(2018/2038),BUEHLER FOODS(2003/2013),BLOCKBUSTER(2001/2016)
  FELBRAM                                     SAVE A LOT(2001/2016),BLOCKBUSTER(2004/2009)
  GREENWOOD                                   BABY SUPERSTORE(2006/2021),TOYS R US(2011/2056),FRANKS NURSERY(2016)
  GRIFFITH                                    KMART(2024/2054)
  INDIANAPOLIS                                KROGER(2000/2020),CVS(2004/2024)
  INDIANAPOLIS                                TARGET(2009/2029),DOLLAR TREE(2004/2014),RAINBOW SHOPS(2004/2019)
  LAFAYETTE                                   MENARD(2001/2006)
  LAFAYETTE                                   TARGET(2000/2024),PAYLESS SHOE(2004/2014),JO-ANN FABRICS(2010/2020)
  LAFAYETTE                                   PETSMART(2012/2032),STAPLES(2011/2026)
  MERRILLVILLE                                KMART(2015)
  MISHAWAKA                                   K'S MERCHANDISE(2013/2023)
  SOUTH BEND                                  MENARD(2010/2030)

IOWA
  CLIVE                                       KMART(2021/2051)
  DAVENPORT                                   KMART(2024/2028)
  DES MOINES                                  BEST BUY(2008/2023),OFFICEMAX(2008/2018),JO-ANN FABRICS(2007/2017)
  DES MOINES, POLK                            HOME DEPOT(2020/2065)
  DUBUQUE                                     SHOPKO(2018/2019)
  WATERLOO                                    KMART(2021/2051)

PROPERTY CHART

                                                   YEAR                OWNERSHIP                       LEASABLE   PERCENT
                                                DEVELOPED               INTEREST/            LAND AREA   AREA      LEASED
                                               OR ACQUIRED           (EXPIRATION)(2)          (ACRES)  (SQ. FT.)    (1)
                                               ---------------------------------------------------------------------------

KANSAS
  KANSAS CITY                                        1998                  FEE                   19.6     167,301      98
  OVERLAND PARK                                      1998                  FEE                   14.5     162,982     100
  ROELAND PARK                                       1997          GROUND LEASE(2024)            12.7     152,248     100
  WICHITA (8)                                        1998                  FEE                   13.5     133,800      97
  WICHITA (8)                                        1996                  FEE                    6.5      97,992     100
  WICHITA (8)                                        1996                  FEE                    8.1      96,319     100

KENTUCKY
  BELLEVUE                                           1976                  FEE                    6.0      53,695     100
  LEXINGTON                                          1993                  FEE                   35.8     258,713      99
  PADUCAH                                            1998          GROUND LEASE(2039)             2.0      85,229     100

LOUISIANA
  BATON ROUGE                                        1983           FEE/JOINT VENTURE             7.0     190,000     100
  BATON ROUGE                                        1997                  FEE                   18.6     262,256      91
  HOUMA                                              1999                  FEE                   10.1      98,586     100
  LAFAYETTE                                          1997                  FEE                   21.9     222,923      94

MARYLAND
  GAITHERSBURG                                       1999                  FEE                    8.7      87,061      29
  HAGERSTOWN                                         1973                  FEE                   10.5     117,718     100
  LANDOVER                                           1999                  FEE                   23.3     232,903     100
  LAUREL                                             1964                  FEE                   18.0      75,924     100
  LAUREL                                             1972                  FEE                    8.1      81,550     100
  WHITE MARSH                                        1998                  FEE                   25.3     187,331     100

MASSACHUSETTS
  LEOMINSTER                                         1975                  FEE                   57.0     595,952      85
  GREAT BARRINGTON                                   1994                  FEE                   14.1     134,817      97

MICHIGAN
  CLARKSTON                                          1996                  FEE                   20.0     156,864     100
  CLAWSON                                            1993                  FEE                   13.5     179,655     100
  FARMINGTON                                         1993                  FEE                    2.8      97,038      99
  GRAND HAVEN                                        1976                  FEE                    7.6      87,430      40
  LIVONIA                                            1968                  FEE                    4.5      44,185     100
  MUSKEGON                                           1985                  FEE                   12.2      71,215      91
  TAYLOR                                             1993                  FEE                   13.0     121,364     100
  WALKER                                             1993                  FEE                   41.8     283,668      98

MINNESOTA
  MINNETONKA (8)                                     1998                  FEE                   12.1     120,220      99

MISSOURI
  BRIDGETON                                          1997          GROUND LEASE(2040)            27.3     101,592     100
  CAPE GIRARDEAU                                     1997          GROUND LEASE(2060)             7.0      80,803     100
  CREVE COEUR                                        1998                  FEE                   12.2     113,781      82
  ELLISVILLE                                         1970                  FEE                   18.4     118,080     100
  HAZELWOOD                                          1970                  FEE                   15.0     149,230      35
  INDEPENDENCE                                       1998                  FEE                   21.0     160,795      95
  JENNINGS                                           1971                  FEE                    8.2     155,095      15
  JOPLIN                                             1998                  FEE                   12.6     143,540      99
  JOPLIN (8)                                         1998                  FEE                    9.5      80,524     100
  KANSAS CITY                                        1997                  FEE                   17.8     143,781      81
  KANSAS CITY                                        1997                  FEE                   15.6     156,401     100
  KIRKWOOD                                           1998          GROUND LEASE(2069)            19.8     169,736      98
  LEMAY                                              1974                  FEE                    3.1      73,281     100
  MANCHESTER (8)                                     1998                  FEE                    9.6      89,305     100
  SPRINGFIELD                                        1994                  FEE                   41.5     277,552      97
  SPRINGFIELD                                        1998          GROUND LEASE(2087)            18.5     162,488      93
  ST. CHARLES                                        1999          GROUND LEASE(2039)             8.4      84,460     100

                                               MAJOR LEASE
                                               (LEASE EXPIRATION/
                                               OPTION EXPIRATION)
                                               ------------------------------------------------------------------------------------

KANSAS
  KANSAS CITY                                  KMART(2024/2054),PRICE CHOPPER(2002/2017)
  OVERLAND PARK                                HOME DEPOT(2005/2050)
  ROELAND PARK                                 KMART(2024/2024),PRICE CHOPPER(2004/2009)
  WICHITA (8)                                  BEST BUY(2010/2025),TJ MAXX(2004/2019),MICHAELS(2005/2025)
  WICHITA (8)                                  SHOPKO(2018/2038)
  WICHITA (8)                                  SHOPKO(2018/2038)

KENTUCKY
  BELLEVUE                                     KROGER(2005/2035)
  LEXINGTON                                    BEST BUY(2009/2024),BED BATH & BEYOND(2013/2038),TOYS R US(2013/2038)
  PADUCAH                                      SHOPKO(2018/2038)

LOUISIANA
  BATON ROUGE                                  MERCANTILE(2011/2031)
  BATON ROUGE                                  BURLINGTON COAT(2004/2024),STEIN MART(2006/2016)
  HOUMA                                        OLD NAVY(2009/2014),OFFICEMAX(2013/2028),MICHAELS(2009/2019)
  LAFAYETTE                                    STEIN MART(2005/2020),LINENS N THINGS(2009/2024)

MARYLAND
  GAITHERSBURG                                 OBA FEDERAL SAVINGS(2004),ALADDIN(2000)
  HAGERSTOWN                                   AMES(2007/2017),SUPER SHOE(2006/2016),CVS(2002)
  LANDOVER                                     RAYTHEON(2003)
  LAUREL                                       OLD COUNTRY BUFFET(2009/2019)
  LAUREL                                       AMES(2007/2017)
  WHITE MARSH                                  COSTCO(2013/2048),SPORTS AUTHORITY(2011/2021),PETSMART(2010/2030)

MASSACHUSETTS
  LEOMINSTER                                   SEARS(2003/2033),JCPENNEY(2009/2034),BRADLEES(2009/2024)
  GREAT BARRINGTON                             KMART(2001/2016),PRICE CHOPPER(2016/2036)

MICHIGAN
  CLARKSTON                                    FARMER JACKS(2015/2045),FRANKS NURSERY(2011/2031),CVS(2005/2020)
  CLAWSON                                      FARMER JACKS(2006/2016),FRANKS NURSERY(2016),STAPLES(2011/2026)
  FARMINGTON                                   FARMER JACKS(2001),DAMMAN HARDWARE(2002)
  GRAND HAVEN                                  QUALITY MATTRESS(2008),FASHION BUG(2007/2017)
  LIVONIA                                      DAMMAN HARDWARE(2004/2014),CENTURY 21(2005/2010),BLOCKBUSTER(2003)
  MUSKEGON                                     PLUMB'S FOOD(2002/2022),JO-ANN FABRICS(2002/2012)
  TAYLOR                                       KOHLS(2011/2031),DRUG EMPORIUM(2000/2020)
  WALKER                                       KOHLS(2017/2037),LOEWS THEATRE(2002/2037)

MINNESOTA
  MINNETONKA (8)                               TOYS R US(2016/2031),OFFICEMAX(2001/2011)

MISSOURI
  BRIDGETON                                    KOHLS(2010/2020)
  CAPE GIRARDEAU                               SHOPKO(2018/2038)
  CREVE COEUR                                  KOHLS(2018/2038)
  ELLISVILLE                                   SHOP N SAVE(2005/2015)
  HAZELWOOD                                    WALGREENS(2006)
  INDEPENDENCE                                 KMART(2024/2054),OFFICE DEPOT(2012/2032)
  JENNINGS                                     WALGREENS(2056)
  JOPLIN                                       GOODY'S FAMILY(2010/2015)
  JOPLIN (8)                                   SHOPKO(2018/2038)
  KANSAS CITY                                  HOME DEPOT(2005/2050)
  KANSAS CITY                                  KMART(2024/2054),PRICE CHOPPER(2001/2006)
  KIRKWOOD                                     KMART(2024/2054),FRANKS NURSERY(2011),HANCOCK FABRICS(2007/2017)
  LEMAY                                        SHOP N SAVE(2003/2008)
  MANCHESTER (8)                               KOHLS(2018/2038)
  SPRINGFIELD                                  BEST BUY(2011/2026),JCPENNEY HOME(2005/2015)
  SPRINGFIELD                                  KMART(2024/2054),OFFICE DEPOT(2005/2010)
  ST. CHARLES                                  KOHLS(2019/2039)

PROPERTY CHART

                                                   YEAR                OWNERSHIP                       LEASABLE   PERCENT
                                                DEVELOPED               INTEREST/            LAND AREA   AREA      LEASED
                                               OR ACQUIRED           (EXPIRATION)(2)          (ACRES)  (SQ. FT.)    (1)
                                               ----------------------------------------------------------------------------

  ST. CHARLES (5)                                    1998                  FEE                   36.9        --      --
  ST. JOSEPH                                         1998                  FEE                   10.2      90,630    --
  ST. LOUIS                                          1972                  FEE                   13.1     163,821      81
  ST. LOUIS                                          1997          GROUND LEASE(2025)            19.7     155,868     100
  ST. LOUIS                                          1997          GROUND LEASE(2035)            37.7     168,367      82
  ST. LOUIS                                          1997          GROUND LEASE(2040)            16.3     128,765     100
  ST. LOUIS                                          1997                  FEE                   17.5     163,168      80
  ST. LOUIS                                          1998                  FEE                   17.5     157,913      70
  ST.PETERS                                          1997                  FEE                   14.8     171,470      97

NEVADA
  HENDERSON (5)                                      1999           FEE/JOINT VENTURE            36.0         --        --

NEW HAMPSHIRE
  SALEM                                              1994                  FEE                   39.8     340,626      93

NEW JERSEY
  BRIDGEWATER                                        1999                  FEE                   75.0     157,678     100
  CHERRY HILL                                        1985           FEE/JOINT VENTURE            18.6     121,673      78
  CHERRY HILL                                        1996          GROUND LEASE(2035)            15.2     129,809     100
  CINNAMINSON                                        1996                  FEE                   13.7     121,084      94
  FRANKLIN                                           1998                  FEE                   14.9     138,364      95
  NORTH BRUNSWICK                                    1994                  FEE                   38.1     409,879     100
  PISCATAWAY                                         1998                  FEE                    9.6      97,348      96
  PLAINFIELD (8)                                     1998                  FEE                   16.2     133,249     100
  RIDGEWOOD                                          1994                  FEE                    2.7      24,280     100
  WESTMONT                                           1994                  FEE                   17.4     192,380      81

NEW MEXICO
  ALBUQUERQUE                                        1998                  FEE                    4.7      37,735     100
  ALBUQUERQUE                                        1998                  FEE                   26.0     180,512      99
  ALBUQUERQUE                                        1998                  FEE                    4.8      59,722      95

NEW YORK
  BRIDGEHAMPTON                                      1973                  FEE                   30.2     287,632      98
  BRONX                                              1998           FEE/JOINT VENTURE            11.0     225,821      96
  CARLE PLACE                                        1993                  FEE                    8.3     132,318     100
  CENTEREACH                                         1993           FEE/JOINT VENTURE            40.7     371,028      89
  COMMACK                                            1998   GROUND LEASE(2085)/JOINT VENTURE     35.7     255,798     100
  COPIAGUE (8)                                       1998                  FEE                   15.4     154,692     100
  HAMPTON BAYS                                       1989                  FEE                    8.2      70,990     100
  HENRIETTA                                          1988                  FEE                   14.9     123,000      15
  IRONDEQUOIT                                        1988                  FEE                   12.8     149,872     100
  LATHAM (8)                                         1999                  FEE                   59.0     589,518      98
  MANHASSET                                          1999                  FEE                    9.3     236,373      62
  MASSAPEQUA                                         1999                  FEE                    2.2      22,010     100
  NANUET                                             1984                  FEE                    6.0      70,829      74
  PLAINVIEW                                          1969                  FEE                    7.0      88,206      95
  POUGHKEEPSIE                                       1972                  FEE                   20.0     180,064      39
  STATEN ISLAND                                      1989                  FEE                   16.7     210,990     100
  STATEN ISLAND                                      1997                  FEE                    7.0      98,247      95
  SYOSSET                                            1967                  FEE                    2.5      32,124      72
  WEST GATES                                         1993                  FEE                   18.6     185,153      39
  YONKERS                                            1995                  FEE                    4.1      43,560     100

NORTH CAROLINA
  CARY                                               1998                  FEE                   10.9     102,787     100
  CHARLOTTE                                          1968                  FEE                   13.5     110,300      97
  CHARLOTTE                                          1993                  FEE                   14.0     135,269     100
  CHARLOTTE                                          1986          GROUND LEASE(2048)            18.5     227,808      88
  DURHAM                                             1996                  FEE                   13.2     116,186     100
  GASTONIA                                           1989                  FEE                   24.9     235,607      91
  GREENSBORO                                         1999                  FEE                    8.2     100,794     100

                                               MAJOR LEASE
                                               (LEASE EXPIRATION/
                                               OPTION EXPIRATION)
                                               ------------------------------------------------------------------------------------

  ST. CHARLES (5)
  ST. JOSEPH
  ST. LOUIS                                    KMART(2000/2020),WALGREENS(2006)
  ST. LOUIS                                    KMART(2024/2025),FRANKS NURSERY(2005/2015)
  ST. LOUIS                                    KMART(2024/2035),FIRESTONE(2004/2018)
  ST. LOUIS                                    KMART(2024/2040)
  ST. LOUIS                                    KMART(2024/2054)
  ST. LOUIS                                    BURLINGTON COAT(2004/2024),FRANKS NURSERY(2011),OFFICE DEPOT(2005/2015)
  ST.PETERS                                    KMART(2024/2054),OFFICE DEPOT(2004/2009)

NEVADA
  HENDERSON (5)

NEW HAMPSHIRE
  SALEM                                        BRADLEES(2003/2013),SHAWS SUPERMARKET(2008/2038),BOB'S STORE(2011/2021)

NEW JERSEY
  BRIDGEWATER                                  COSTCO(2019/2049),TARGET(2003),BED BATH & BEYOND(2010/2030)
  CHERRY HILL                                  GIANT FOOD(2016/2036)
  CHERRY HILL                                  KOHLS(2016/2035),SEARS(2003/2013)
  CINNAMINSON                                  AMES(2019/2034),ODD JOB(2009/2014)
  FRANKLIN                                     GIANT FOOD(2010/2020),NY SPORTS CLUB(2006/2016)
  NORTH BRUNSWICK                              WALMART(2018/2058),BURLINGTON COAT(2008/2013)
  PISCATAWAY                                   SHOP RITE(2014/2024)
  PLAINFIELD (8)                               A&P(2018/2058),SEARS HARDWARE(2008/2028)
  RIDGEWOOD                                    FRESH FIELDS(2013/2024)
  WESTMONT                                     SUPER FRESH(2017/2081),SUPER FITNESS(2009),JO-ANN FABRICS(2010/2020)

NEW MEXICO
  ALBUQUERQUE                                  SEARS HARDWARE(2006/2021)
  ALBUQUERQUE                                  MOVIES WEST(2011/2021)
  ALBUQUERQUE                                  PAGE ONE(2003/2013),WALGREENS(2027)

NEW YORK
  BRIDGEHAMPTON                                KMART(2019/2039),KING KULLEN(2015/2035),TJ MAXX(2007/2017)
  BRONX                                        A&P(2011), NATIONAL AMUSEMENTS(2011)
  CARLE PLACE                                  STAPLES(2010/2025)
  CENTEREACH                                   WALMART(2015/2044),KING KULLEN(2003/2034),MODELLS(2009/2019)
  COMMACK                                      KING KULLEN(2017/2047),  SPORTS AUTHORITY(2017/2037), TOYS R US(2023/2043)
  COPIAGUE (8)                                 HOME DEPOT(2011/2056), BALLY TOTAL FITNESS(2008/2019)
  HAMPTON BAYS                                 STERNS(2005/2025),GENOVESE(2001/2016)
  HENRIETTA                                    STAPLES(2010/2022),OUTBACK STEAKHOUSE(2006/2026)
  IRONDEQUOIT                                  HOME DEPOT(2009/2048),STAPLES(2010/2027)
  LATHAM (8)                                   WALMART (2013/2043), HOME DEPOT( 2031/2071 ), SAMS CLUB (2013/2043)
  MANHASSET                                    FILENES BASEMENT(2001/2011),TODAY'S MAN(2004/2014),MARTY'S SHOES(2000)
  MASSAPEQUA                                   DUANE READE(2014)
  NANUET                                       LOEWS (2000/2010)
  PLAINVIEW                                    GRAND UNION(2017/2037)
  POUGHKEEPSIE                                 EDWARDS(2002/2012),GOODYEAR TIRE(2003/2013)
  STATEN ISLAND                                KMART(2001/2011),PATHMARK(2001/2021)
  STATEN ISLAND                                WALDBAUMS(2001/2031),CVS(2000/2015)
  SYOSSET
  WEST GATES                                   TOPS SUPERMARKET(2004/2024),BALLY'S(2000/2010)
  YONKERS                                      SHOP RITE(2008/2028)

NORTH CAROLINA
  CARY                                         LOWES(2017/2037),ECKERD(2007/2017)
  CHARLOTTE                                    MEDIA PLAY(2005/2019),TJ MAXX(2001/2016),CVS(2015/2035)
  CHARLOTTE                                    BI-LO(2009/2029),MICHAELS(2003/2013),PARTY CITY(2004/2014)
  CHARLOTTE                                    TOYS R US(2012/2042),DRUG EMPORIUM(2005/2015),OFFICEMAX(2009/2024)
  DURHAM                                       TJ MAXX(2003/2013),JO-ANN FABRICS(2010/2020)
  GASTONIA                                     SERVICE MERCHANDISE(2003),TOYS R US(2015/2045),WINN DIXIE(2002)
  GREENSBORO                                   WACCAMAW(2010/2025),BEN FRANKLIN(2010/2020),FASHION BUG(2006/2026)

PROPERTY CHART

                                                   YEAR                OWNERSHIP                       LEASABLE   PERCENT
                                                DEVELOPED               INTEREST/            LAND AREA   AREA      LEASED
                                               OR ACQUIRED           (EXPIRATION)(2)          (ACRES)  (SQ. FT.)    (1)
                                               ---------------------------------------------------------------------------

  GREENSBORO (8)                                     1998                  FEE                    4.4      41,387     100
  RALEIGH                                            1993                  FEE                   35.9     374,395      98
  WINSTON-SALEM                                      1969                  FEE                   13.2     137,793      77

OHIO
  AKRON                                              1975                  FEE                    6.9      56,975      82
  AKRON                                              1988                  FEE                   24.5     138,363     100
  AKRON                                              1988                  FEE                   12.6     149,054     100
  AKRON                                              1988          GROUND LEASE (2012)           22.9     219,632      98
  BARBERTON                                          1972                  FEE                   10.0     119,975      34
  BEAVERCREEK                                        1986                  FEE                   18.2     139,816     100
  BEDFORD                                            1988          GROUND LEASE (2019)           13.1     133,147     100
  BROOKLYN                                           1988                  FEE                   14.4     133,563      77
  BRUNSWICK                                          1975                  FEE                   20.0     168,523      94
  CAMBRIDGE                                          1973                  FEE                   13.1      95,955      94
  CANTON                                             1993                  FEE                    7.9      63,384      79
  CANTON                                             1972                  FEE                   19.6     161,569      83
  CANTON                                             1988                  FEE                    9.2      99,267     100
  CANTON                                             1988          GROUND LEASE (2007)           20.6     150,900      74
  CENTERVILLE                                        1988                  FEE                   15.2     115,378      65
  CINCINATTI                                         1988                  FEE                   11.6     139,985      67
  CINCINATTI                                         1999                  FEE                   16.7     168,635      65
  CINCINNATI                                         1988                  FEE                    8.8     122,444      52
  CINCINNATI                                         1988                  FEE                   29.2     321,537     100
  CLEVELAND                                          1975          GROUND LEASE(2035)             9.4      82,411      75
  COLUMBUS                                           1988                  FEE                   12.4     191,089     100
  COLUMBUS                                           1988                  FEE                   13.7     140,993     100
  COLUMBUS                                           1988                  FEE                   17.9     129,008     100
  COLUMBUS                                           1988                  FEE                   12.4     135,650     100
  COLUMBUS                                           1988                  FEE                   12.5      99,262     100
  COLUMBUS (8)                                       1998                  FEE                   12.1     113,183     100
  DAYTON                                             1969          GROUND LEASE(2043)            22.8     163,131      60
  DAYTON                                             1984                  FEE                   27.0     216,654      87
  DAYTON                                             1988                  FEE                   16.9     141,616      90
  DAYTON (4)                                         1999                  FEE                   31.0          --      --
  ELYRIA                                             1988                  FEE                    8.3     103,400     100
  HUBER HEIGHTS (8)                                  1999                  FEE                   40.0     309,768     100
  KENT                                               1988                  FEE                   12.2     106,500     100
  KETTERING                                          1988                  FEE                   11.2     123,148      94
  LIMA                                               1986                  FEE                   18.1     194,130      99
  MASSILLON (6)                                      1988          GROUND LEASE(2001)            13.1     102,632     100
  MENTOR                                             1987                  FEE                   20.6     103,911      98
  MENTOR                                             1988                  FEE                   25.0     271,209      99
  MIDDLEBURG HGTS                                    1988                  FEE                    8.2     104,342     100
  NORTH OLMSTED                                      1988                  FEE                   11.7      99,862     100
  SHARONVILLE                                        1977   GROUND LEASE(2076)/JOINT VENTURE     15.0     130,715      99
  SPRINGBORO PIKE                                    1985                  FEE                   13.0      99,147     100
  SPRINGFIELD                                        1988                  FEE                   14.3     131,628     100
  UPPER ARLINGTON                                    1969                  FEE                   13.3     153,733      89
  WESTERVILLE                                     1988/1993                FEE                   25.4     242,124     100
  WHITEHALL  COLUMBUS                                1967                  FEE                   13.8     112,813      77
  WICKLIFFE                                          1995                  FEE                   10.0     128,180     100
  WILLOUGHBY HILLS                                   1988                  FEE                   14.1     152,508      99

OKLAHOMA
  OKLAHOMA CITY                                      1998                  FEE                   19.8     233,797      93
  TULSA                                              1996                  FEE                    8.8      96,100     100
  MIDWEST CITY                                       1998                  FEE                    9.7      99,433     100
  EDMOND                                             1997                  FEE                    9.6      97,527     100

PENNSYLVANIA
  CARNEGIE                                           1999          GROUND LEASE (2052)            6.9      69,288     100
  CENTER SQUARE                                      1996                  FEE                   17.7     116,055     100

                                               MAJOR LEASE
                                               (LEASE EXPIRATION/
                                               OPTION EXPIRATION)
                                               ------------------------------------------------------------------------------------

  GREENSBORO (8)                               STAPLES(2011/2031)
  RALEIGH                                      BEST BUY(2005/2020),PHAR-MOR(2010/2025),GENERAL CINEMA(2009/2029)
  WINSTON-SALEM                                KROGER(2016/2041),SPORTSMAN'S SUPPLY(2008),CVS(2004/2014)

OHIO
  AKRON                                        GIANT EAGLE(2004/2024),DOLLAR GENERAL(2002)
  AKRON                                        GABRIEL BROTHERS(2005/2025)
  AKRON                                        AMES(2014/2049)
  AKRON                                        AMES(2012)
  BARBERTON                                    GIANT EAGLE(2007/2012),CVS(2002)
  BEAVERCREEK                                  KROGER(2018/2048)
  BEDFORD                                      AMES(2019)
  BROOKLYN                                     AMES(2014/2049)
  BRUNSWICK                                    KMART(2005/2050)
  CAMBRIDGE                                    QUALITY STORES (TJX)(2010/2020)
  CANTON                                       CINEMARK(2000)
  CANTON                                       BURLINGTON COAT(2018/2043),TJ MAXX(2007/2017),HOMETOWN BUFFET(2010/2020)
  CANTON                                       AMES(2014/2049)
  CANTON                                       AMES(2007)
  CENTERVILLE                                  WACCAMAW(2006/2021)
  CINCINATTI                                   CIRCUIT CITY(2008/2031),BIG LOTS(2004/2009),OFFICE DEPOT(2004/2024)
  CINCINATTI                                   SUPER VALUE(2008),FASHION BUG(2003)
  CINCINNATI                                   OFFICE DEPOT(2004/2024),TOYS R US(2019/2044)
  CINCINNATI                                   HOME QUARTERS(KMART)(2013/2033),SERVICE MERCHANDISE(2002/2012),TOYS R US(2016/2046)
  CLEVELAND                                    ALDI(2003/2023)
  COLUMBUS                                     KOHLS(2011/2031),KROGER(2031/2071),KIDS R US(2015/2040)
  COLUMBUS                                     KOHLS(2011/2031),STAPLES(2005/2010)
  COLUMBUS                                     KOHLS(2011/2031)
  COLUMBUS                                     KOHLS(2011/2031),CIRCUIT CITY(2019/2039)
  COLUMBUS                                     SOUTHLAND EXPO(2001),BANK ONE(2000)
  COLUMBUS (8)                                 BORDER BOOKS(2018/2038)
  DAYTON                                       BEST BUY(2004/2024),JO-ANN FABRICS(2002/2012),BIG LOTS(2002/2008)
  DAYTON                                       VICTORIAS SECRET(2004/2019),JO-ANN FABRICS(2006/2016),RITE AID(2000)
  DAYTON                                       VALUE CITY(2010/2020),CIRCUIT CITY(2018/2038)
  DAYTON (4)
  ELYRIA                                       KMART(2010/2029)
  HUBER HEIGHTS (8)                            ELDER BEERMAN(2014/2044),KOHLS(2015/2035),MARSHALLS(2009/2024)
  KENT                                         AMES(2013)
  KETTERING                                    VALUE CITY(2010/2015)
  LIMA                                         RAYS SUPERMARKET(2011/2026),PHARMOR(2004/2024),JO-ANN FABRICS(2001/2011)
  MASSILLON                                    AMES(2001)
  MENTOR                                       AMES(2020/2045)
  MENTOR                                       GIANT EAGLE(2019/2029),BURLINGTON COAT(2014),FABRI-CENTERS(2009/2019)
  MIDDLEBURG HGTS                              AMES(2014/2049)
  NORTH OLMSTED                                AMES(2014/2049)
  SHARONVILLE                                  KMART(2004/2054),KROGER(2003/2028),FASHION BUG(2000/2010)
  SPRINGBORO PIKE                              OFFICEMAX(2002/2022)
  SPRINGFIELD                                  KMART(2010/2029),HOBBY LOBBY(2000),STAPLES(2000)
  UPPER ARLINGTON                              TJ MAXX(2001/2006),JO-ANN FABRICS(2001)
  WESTERVILLE                                  KOHLS(2016/2036), OFFICEMAX(2002/2012)
  WHITEHALL  COLUMBUS
  WICKLIFFE                                    GABRIEL BROS(2008/2023),BIG LOTS(2005/2010),DOLLAR GENERAL(2001/2004)
  WILLOUGHBY HILLS                             AMES(2014/2049)

OKLAHOMA
  OKLAHOMA CITY                                HOME DEPOT(2014/2044),BEST BUY(2008/2023)
  TULSA                                        KMART(2021/2051)
  MIDWEST CITY                                 KMART(2024/2054)
  EDMOND                                       KMART(2024/2054)

PENNSYLVANIA
  CARNEGIE                                     WALMART (2015/2052)
  CENTER SQUARE                                KOHLS(2016/2036),SEARS HARDWARE(2002/2007)

PROPERTY CHART

                                                   YEAR                OWNERSHIP                       LEASABLE   PERCENT
                                                DEVELOPED               INTEREST/            LAND AREA   AREA      LEASED
                                               OR ACQUIRED           (EXPIRATION)(2)          (ACRES)  (SQ. FT.)    (1)
                                               --------------------------------------------------------------------------

  DUQUESNE                                           1993                  FEE                    8.8      69,733      96
  E STROUDSBURG                                      1973                  FEE                   15.3     168,218     100
  EAGLEVILLE                                         1973                  FEE                   15.2     165,385     100
  EASTWICK                                           1997                  FEE                    3.4      36,511      95
  EXTON                                              1999                  FEE                    6.1      60,685     100
  EXTON                                              1996                  FEE                    9.8      85,184     100
  FEASTERVILLE                                       1996                  FEE                    4.6      86,575     100
  GETTYSBURG                                         1986                  FEE                    2.3      30,706      94
  HARRISBURG                                         1972           FEE/JOINT VENTURE            17.0     175,917     100
  HAVERTOWN                                          1996                  FEE                    9.0      80,938     100
  LANDSDALE                                          1996          GROUND LEASE(2037)             1.4      84,470     100
  MIDDLETOWN                                         1973                  FEE                   21.9     140,481      55
  MIDDLETOWN                                         1986                  FEE                    4.7      35,747      81
  NEW KENSINGTON                                     1986                  FEE                   12.5     106,624     100
  NORRISTOWN                                         1984                  FEE                   12.5     134,860     100
  PENN HILLS                                         1986          GROUND LEASE(2027)            31.1     110,517     100
  PHILADELPHIA                                       1983           FEE/JOINT VENTURE             8.1     214,970      49
  PHILADELPHIA                                       1995           FEE/JOINT VENTURE            22.6     275,033      99
  PHILADELPHIA                                       1996                  FEE                    6.3      82,345     100
  PHILADELPHIA                                       1996          GROUND LEASE(2035)             6.8     133,309     100
  RICHBORO                                           1986                  FEE                   14.5     108,741      73
  SPRINGFIELD                                        1983                  FEE                   19.7     218,907     100
  TREXLERTOWN                                        1998   GROUND LEASE(2048)/JOINT VENTURE      1.2      41,680      96
  UPPER ALLEN                                        1986                  FEE                    6.0      59,470      94
  UPPER DARBY                                        1996           FEE/JOINT VENTURE            16.3      49,176      75
  WARRINGTON                                         1996                  FEE                    8.3      82,338    --
  WEST MIFFLIN                                       1974                  FEE                   24.6     194,393      98
  WEST MIFFLIN                                       1986                  FEE                    8.3      84,279     100
  WHITEHALL                                          1996          GROUND LEASE(2081)             6.0      84,524     100
  YORK                                               1986                  FEE                    8.0      61,979      77
  YORK                                               1986                  FEE                   13.7      53,011     100
  YORK                                               1986                  FEE                    3.3      35,500     100

ROHDE ISLAND
  CRANSTON                                           1998                  FEE                   11.0     129,907      91

SOUTH CAROLINA
  AIKEN                                              1989                  FEE                   16.6      11,200     100
  CHARLESTON                                         1978                  FEE                   17.6     165,973      88
  CHARLESTON                                         1995                  FEE                   17.2     186,000      83
  FLORENCE                                           1997                  FEE                   21.0     113,922     100
  GREENVILLE                                         1997                  FEE                   20.4     148,532     100
  NORTH CHARLESTON                                   1997                  FEE                   21.1     204,662      94

TENNESSEE
  CHATTANOOGA                                        1973          GROUND LEASE(2073)             7.6      44,288      64
  GOODLETTSVILLE                                     1998                  FEE                   16.9     171,236      91
  MADISON (8)                                        1999                  FEE                   21.1     189,299     100
  MADISON                                            1978          GROUND LEASE(2039)            14.5     182,256     100
  MEMPHIS                                            1998                  FEE                   14.7     167,283      97
  NASHVILLE (8)                                      1999                  FEE                    9.3      99,159     100
  NASHVILLE                                          1998                  FEE                   10.2     109,012      96

TEXAS
  AMARILLO (8)                                       1997                  FEE                    9.3     342,859      96
  ARLINGTON                                          1996                  FEE                    8.0      97,000     100
  ARLINGTON                                          1997          GROUND LEASE(2043)             8.0      96,127     100
  AUSTIN (8)                                         1998                  FEE                   18.2     191,760     100
  AUSTIN                                             1998                  FEE                   15.1     153,325      97
  BAYTOWN                                            1996                  FEE                    8.7     103,800      54
  CORSICANA                                          1997                  FEE                   10.3     350,000    --
  DALLAS                                             1969           FEE/JOINT VENTURE            75.0     697,635      61
  DALLAS (8)                                         1998                  FEE                    6.8      83,867     100

                                              MAJOR LEASE
                                              (LEASE EXPIRATION/
                                              OPTION EXPIRATION)
                                              ------------------------------------------------------------------------------------

  DUQUESNE                                    ECKERD(2004)
  E STROUDSBURG                               KMART(2002/2022),WEIS MARKETS(2002/2012)
  EAGLEVILLE                                  KMART(2004/2019),GENUARDI'S SUPERMARKET(2011/2025)
  EASTWICK                                    MERCY HOSPITAL(2012/2022)
  EXTON                                       ACME(2015)
  EXTON                                       KOHLS(2016/2036)
  FEASTERVILLE                                VALUE CITY(2011/2026)
  GETTYSBURG                                  GIANT FOOD(2000/2010)
  HARRISBURG                                  AMES(2002/2032),MEDIA PLAY(2011/2026),SUPERPETZ, INC.(2002/2022)
  HAVERTOWN                                   KOHLS(2016/2036)
  LANDSDALE                                   KOHLS(2012)
  MIDDLETOWN                                  ELECTRONICS INSTITUTE(2000)
  MIDDLETOWN                                  US POST OFFICE(2016/2026),FAMILY DOLLAR(2003/2008)
  NEW KENSINGTON                              GIANT EAGLE(2006/2026)
  NORRISTOWN                                  SHOP N SAVE(2017/2037),STAPLES(2008/2023),JO-ANN FABRICS(2002/2012)
  PENN HILLS                                  AMES(2017/2026)
  PHILADELPHIA                                JCPENNEY(2012/2037),TOYS R US(2002/2052)
  PHILADELPHIA                                SUPER FRESH(2022/2047),PETSMART(2006/2016)
  PHILADELPHIA                                KMART(2016/2036)
  PHILADELPHIA                                KMART(2010/2035)
  RICHBORO                                    SUPER FRESH(2018/2058),RITE AID(2007/2017)
  SPRINGFIELD                                 VALUE CITY(2013/2043),STAPLES(2008),JO ANN FABRICS(2006/2016)
  TREXLERTOWN                                 WELLNESS PLACE(2008/2023)
  UPPER ALLEN                                 GIANT FOOD(2010/2030),CVS(2008)
  UPPER DARBY                                 MERCY HOSPITAL(2012/2022)
  WARRINGTON
  WEST MIFFLIN                                AMES(2004/2034),GIANT EAGLE(2014/2039)
  WEST MIFFLIN                                AMES(2007/2032)
  WHITEHALL                                   KOHLS(2016/2036)
  YORK                                        SUPERPETZ PET(2004/2009),ECKERD(2000/2004)
  YORK                                        GIANT FOOD 895(2006/2026),CVS(2005/2020),FAMILY DOLLAR(2003/2013)
  YORK                                        GIANT FOOD(2002/2017),RITE AID(2002/2012)

ROHDE ISLAND
  CRANSTON                                    CRANSTON BOB'S(2003/2028),MARSHALLS(2001/2021)

SOUTH CAROLINA
  AIKEN
  CHARLESTON                                  STEIN MART(2001/2016)
  CHARLESTON                                  TJ MAXX(2004),OFFICE DEPOT(2001/2016),MARSHALLS(2006/2011)
  FLORENCE                                    HAMRICK'S(2001/2011),STAPLES(2010/2035),ATHLETE'S FOOT(2007/2017)
  GREENVILLE                                  PHAR-MOR(2005/2020),BABIES R US(2002/2022)
  NORTH CHARLESTON                            TOYS R US(2046),PHAR-MOR(2000/2010),TJ MAXX(2003/2008)

TENNESSEE
  CHATTANOOGA                                 ECHOLS FURNITURE(2000)
  GOODLETTSVILLE                              UPTONS(2006/2016),STEIN MART(2003/2013)
  MADISON (8)                                 SPORTS AUTHORITY(2013/2028),BEST BUY(2014/2029)
  MADISON                                     OLD TIME POTTERY(2001/2006),HOLLYWOOD VIDEO(2008/2014)
  MEMPHIS                                     TOYS R US(2017/2042),OFFICEMAX(2008/2028)
  NASHVILLE (8)                               BEST BUY(2014/2029),OFFICEMAX(2015/2035)
  NASHVILLE                                   MARSHALLS(2002/2005),OFFICEMAX(2004/2019)

TEXAS
  AMARILLO (8)                                KMART(2024/2054),CIRCUIT CITY(2010/2035)
  ARLINGTON                                   KMART(2021/2051)
  ARLINGTON                                   HOBBY LOBBY(2008/2018)
  AUSTIN (8)                                  CIRCUIT CITY(2017/2037),BABIES R US(2012/2027)
  AUSTIN                                      HEB GROCERY(2006/2026)
  BAYTOWN                                     HOBBY LOBBY(2008/2018)
  CORSICANA
  DALLAS                                      MONTGOMERY WARD(2000/2015)
  DALLAS (8)                                  ROSS STORES(2007/2017),OFFICEMAX(2009/2024)

PROPERTY CHART

                                                   YEAR                OWNERSHIP                       LEASABLE   PERCENT
                                                DEVELOPED               INTEREST/            LAND AREA   AREA      LEASED
                                               OR ACQUIRED           (EXPIRATION)(2)          (ACRES)  (SQ. FT.)    (1)
                                               ----------------------------------------------------------------------------

  DALLAS (4)                                         1998                  FEE                   20.0     124,526     100
  DUNCANVILLE                                        1996                  FEE                    6.8      96,500     100
  FT. WORTH                                          1996                  FEE                   12.6     106,000     100
  GARLAND (8)                                        1998                  FEE                    6.3      62,000     100
  GARLAND                                            1996                  FEE                    2.9      41,364     100
  GARLAND                                            1996                  FEE                    8.8     103,600     100
  HOUSTON                                            1973                  FEE                    4.3      45,494     100
  HOUSTON                                            1998                  FEE                   40.0     405,758     100
  HOUSTON (4)                                        1998           FEE/JOINT VENTURE            46.5        --      --
  HOUSTON                                            1997                  FEE                    8.0     113,831      99
  HOUSTON                                            1999                  FEE                    5.6      84,188     100
  HOUSTON                                            1996                  FEE                    8.8     106,000     100
  HOUSTON                                            1997                  FEE                    8.2     106,295     100
  LEWISVILLE                                         1998                  FEE                   11.2      74,890      98
  LEWISVILLE                                         1998                  FEE                    7.6     124,103     100
  LEWISVILLE                                         1998                  FEE                    3.8      93,668     100
  LUBBOCK                                            1998                  FEE                    9.6     108,326      96
  MESQUITE                                           1974                  FEE                    9.0      79,550     100
  MESQUITE                                           1998                  FEE                   15.0     209,582      89
  NORTH RICHLAND HILLS (5)                           1997                  FEE                    9.2        --       100
  PASADENA (8)                                       1999           FEE/JOINT VENTURE            15.1     169,203      98
  PLANO                                              1996                  FEE                    9.0      97,260     100
  RICHARDSON (8)                                     1998                  FEE                   11.7     112,604     100
  SAN ANTONIO (4)                                    1999           FEE/JOINT VENTURE           189.8        --      --
  WEST OAKS  - HOUSTON                               1996                  FEE                    8.2      96,500     100

UTAH
  OGDEN                                              1967                  FEE                   11.4     121,449      97

VIRGINIA
  COLONIAL HEIGHTS                                   1999                  FEE                    6.1      60,909     100
  FAIRFAX (8)                                        1998                  FEE                   37.0     323,262     100
  HARRISONBURG                                       1999                  FEE                    3.1      31,111      46
  MANASSAS                                           1997                  FEE                   13.5     117,525      92
  RICHMOND                                           1999                  FEE                    8.5      84,811    --
  RICHMOND                                           1995                  FEE                   11.5     121,550     100
  WOODBRIDGE                                         1973   GROUND LEASE(2072)/JOINT VENTURE     19.6     187,063      70
  WOODBRIDGE (8)                                     1998                  FEE                   54.0     479,854      91

WASHINGTON
  BELLINGHAM (8)                                     1998                  FEE                   20.0     174,547      95

WISCONSIN
  RACINE                                             1988                  FEE                   14.2     156,430      88

WEST VIRGINIA
  CHARLES TOWN                                       1985                  FEE                   22.0     206,208      98
  MARTINSBURG                                        1986                  FEE                    6.0      43,212     100
  SOUTH CHARLESTON                                   1999                  FEE                   14.8     134,943     100

  TOTAL 417 PROPERTY INTERESTS                                                                 6503.1  57,091,535


ACQUISITIONS SUBSEQUENT TO DECEMBER 31,1999

PENNSYLVANIA
  CHIPPEWA                                           2000                  FEE                   22.4     220,000     100

COLORADO
  FORT COLLINS                                       2000                  FEE                    8.9      88,800     100

                                               MAJOR LEASE
                                               (LEASE EXPIRATION/
                                               OPTION EXPIRATION)
                                               ------------------------------------------------------------------------------------

  DALLAS (4)                                   KOHLS(2021/2041)
  DUNCANVILLE                                  KMART(2021/2051)
  FT. WORTH                                    KMART(2021/2051)
  GARLAND (8)                                  OFFICE DEPOT(2001/2021),DRUG EMPORIUM(2006/2021),BLOCKBUSTER(2001/2021)
  GARLAND                                      KROGER(2000/2025)
  GARLAND                                      KMART(2021/2051)
  HOUSTON                                      KROGER(2002/2012)
  HOUSTON                                      BUILDERS SQUARE(2012/2032),BED BATH & BEYOND(2009/2019)
  HOUSTON (4)
  HOUSTON                                      HEB GROCERY(2007/2027),PALAIS ROYAL(2007/2022)
  HOUSTON                                      OFFICE DEPOT(2002/2012)
  HOUSTON                                      KMART(2021/2051)
  HOUSTON                                      HOME DEPOT(2024/2054)
  LEWISVILLE                                   BALLY'S(2007/2022),TALBOTS(2007/2017)
  LEWISVILLE                                   HOMEPLACE(2012/2027),BABIES R US(2009/2027)
  LEWISVILLE                                   DRUG EMPORIUM(2013/2028), DESIGNER SHOE(2008/2028)
  LUBBOCK                                      PETSMART(2015/2040),OFFICEMAX(2009/2029),BARNES & NOBLE(2010/2025)
  MESQUITE                                     KROGER(2012/2037),AUTO ZONE(2003/2013)
  MESQUITE                                     BEST BUY(2009/2024), SEARS(2001/2026), PETSMART(2007/2027)
  NORTH RICHLAND HILLS (5)                     HOME DEPOT(2005/2050)
  PASADENA (8)                                 PETSMART(2015/2030), OFFICE MAX(2014/2029), MICHAELS(2009/2024)
  PLANO                                        OME DEPOT EXPO(2024/2054)
  RICHARDSON (8)                               OFFICEMAX(2011/2026),BALLY'S(2009/2019)
  SAN ANTONIO (4)
  WEST OAKS  - HOUSTON                         ART(2021/2051)

UTAH
  OGDEN                                        KMART(2002)

VIRGINIA
  COLONIAL HEIGHTS                             THE OAK INC.(2008),BOOKS A MILLION(2008/2015)
  FAIRFAX (8)                                  HOME DEPOT(2013/2033),COSTCO(2011/2046),SPORTS AUTHORITY(2003/2013)
  HARRISONBURG                                 CIRCUIT CITY(2003/2013),STAPLES(2004/2014)
  MANASSAS                                     SUPER FRESH(2006/2026),JO-ANN FABRICS(2003/2013)
  RICHMOND
  RICHMOND                                     BURLINGTON COAT(2006/2035)
  WOODBRIDGE                                   AMES(2006/2021)
  WOODBRIDGE (8)                               LOWES(2012/2032),CHUCK E CHEESE(2009/2019),BOATER'S WORLD(2009/2019)

WASHINGTON
  BELLINGHAM (8)                               COSTCO(2064)

WISCONSIN
  RACINE                                       PIGGLY WIGGLY(2001/2007),CONSOLIDATED(2005/2015),HEILIG-MEYERS(2007/2017)

WEST VIRGINIA
  CHARLES TOWN                                 WALMART(2017/2047),STAPLES(2008/2018)
  MARTINSBURG                                  GIANT FOOD(2010/2030),CVS(2003/2009)
  SOUTH CHARLESTON                             KROGER(2008/2038),TJ MAXX(2006/2021)

  TOTAL 417 PROPERTY INTERESTS


ACQUISITIONS SUBSEQUENT TO DECEMBER 31,1999

PENNSYLVANIA
  CHIPPEWA                                     HOME DEPOT (2018/2063), KMART (2018/2063)

COLORADO
  FORT COLLINS                                 HECHINGER(KMART) (2000)

PROPERTY CHART

                                                   YEAR                OWNERSHIP                       LEASABLE   PERCENT
                                                DEVELOPED               INTEREST/            LAND AREA   AREA      LEASED
                                               OR ACQUIRED           (EXPIRATION)(2)          (ACRES)  (SQ. FT.)    (1)
                                               ---------------------------------------------------------------------------

DISPOSITIONS SUBSEQUENT TO DECEMBER 31, 1999

OHIO
  MASSILLON                                          1988          GROUND LEASE(2001)            13.1     102,632     100

  RETAIL STORE LEASES (7)                          1995/97              LEASEHOLD                       4,916,984

  GRAND TOTAL 473 PROPERTY INTERESTS                                                          6,521.3  62,214,687

                                               MAJOR LEASE
                                               (LEASE EXPIRATION/
                                               OPTION EXPIRATION)
                                               ------------------------------------------------------------------------------------

DISPOSITIONS SUBSEQUENT TO DECEMBER 31, 1999

OHIO
  MASSILLON                                    AMES(2001)

  RETAIL STORE LEASES (7)

  GRAND TOTAL 473 PROPERTY INTERESTS

(1) PERCENT LEASED INFORMATION AS OF DECEMBER 31, 1999 OR DATE OF ACQUISITION IF ACQUIRED SUBSEQUENT TO DECEMBER 31, 1999.

(2) THE TERM "JOINT VENTURE" INDICATES THAT THE COMPANY OWNS THE PROPERTY IN CONJUNCTION WITH ONE OR MORE JOINT VENTURE PARTNERS. THE DATE INDICATED IS THE EXPIRATION DATE OF ANY GROUND LEASE AFTER GIVING AFFECT TO ALL RENEWAL PERIODS.

(3)      DENOTES REDEVELOPMENT PROJECT.

(4)      DENOTES GROUND-UP DEVELOPMENT PROJECT.

(5)      DENOTES UNDEVELOPED LAND.

(6)      SOLD OR TERMINATED SUBSEQUENT TO DECEMBER 31, 1999.

(7) THE COMPANY HOLDS INTEREST IN VARIOUS RETAIL STORE LEASES RELATED TO THE ANCHOR STORE PREMISES IN NEIGHBORHOOD AND COMMUNITY SHOPPING CENTERS.

(8)      DENOTES A KIMCO INCOME REIT ("KIR") PROPERTY.

                      Executive Officers of the Registrant

The following table sets forth information with respect to the nine executive officers of the Company as of March 1, 2000.

   Name                   Age         Position                          Since
   ----                   ---         --------                          -----

Milton Cooper             71          Chairman of the Board of          1991
                                      Directors and Chief
                                      Executive Officer

Michael J. Flynn          64          Vice Chairman of the              1996
                                      Board of Directors and
                                      President and Chief               1997
                                      Operating Officer

Joseph K. Kornwasser      52          Director and                      1998
                                      Senior Executive
                                      Vice President

Glenn G. Cohen            36          Treasurer                         1997

Joseph V. Denis           48          Vice President -                  1993
                                      Construction

Jerald Friedman           55          Executive Vice President          1998

Bruce M. Kauderer         53          Vice President - Legal            1995
                                      General Counsel and               1997
                                      Secretary

Michael V. Pappagallo     41          Vice President -                  1997
                                      Chief Financial Officer

Alex Weiss                42          Vice President -                  1988
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

Joseph K. Kornwasser has been a Director and Senior Executive Vice President of the Company since June 1998. Mr. Kornwasser was President, Chief Executive Officer and a director of The Price REIT, Inc. from August 1993 to June 1998. From 1984 until 1994, Mr. Kornwasser was Managing General Partner of Kornwasser and Friedman Shopping Center Properties, a commercial real estate development company.

Glenn G. Cohen has been Treasurer of the Company since June 1997. Mr. Cohen served as Director of Accounting and Taxation of the Company from June 1995 to June 1997. Prior to joining the Company in June 1995, Mr. Cohen served as Chief Operating Officer and Chief Financial Officer for U.S. Balloon Manufacturing Co., Inc. from August 1993 to June 1995.

Jerald Friedman has been Executive Vice President of the Company since June 1998. Mr. Friedman was Senior Executive Vice President and Chief Operating Officer of The Price REIT, Inc. from January 1, 1997 to June 1998. From 1994 through 1996, Mr. Friedman was the Chairman and Chief Executive Officer of K & F Development Company, an affiliate of The Price REIT, Inc. From 1984 until 1994, Mr. Friedman was a General Partner of Kornwasser and Friedman Shopping Center Properties, a commercial real estate development company.

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

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

Market Information The following table sets forth the common stock offerings completed by the Company during the three year period ended December 31, 1999. The Company's common stock was sold for cash at the following offering prices per share.


     Offering Date                              Offering Price(s)
     -------------                              -----------------

   September 1997                               $35.50
   April 1998 (4 Offerings)                     $36.0625, $36.025, $36.25
                                                and $36.625, respectively
   May 1998                                     $38.4375
   July 1998 (3 Offerings)                      $38.2575, $38.56 and
                                                $39.4375, respectively
   September 1998                               $38.75
   November 1998 (4 Offerings)                  $39.00, $39.00, $39.6875
                                                and $39.6875, respectively
   December 1998 (3 Offerings)                  $38.25 for each offering

The table below sets forth, for the quarterly periods indicated, the high and low sales prices per share reported on the NYSE Composite Tape for the Company's common stock. The Company's common stock is traded under the trading symbol "KIM".

                                    Stock Price
               Period              High      Low
               ------              ----      ---

        1998:
        First Quarter             $35.94     $33.44
        Second Quarter            $41.00     $34.88
        Third Quarter             $41.63     $34.75
        Fourth Quarter            $40.25     $33.75

        1999:
        First Quarter             $39.81     $36.44
        Second Quarter            $40.63     $35.56
        Third Quarter             $39.00     $34.31
        Fourth Quarter            $35.31     $30.88

Holders The approximate number of holders of record of the Company's common stock, par value $.01 per share, was 1,541 as of March 1, 2000.

Dividends Since the IPO, the Company has paid regular quarterly dividends to its stockholders.

Quarterly dividends at the rate of $.48 per share were declared and paid on December 1, 1997 and January 15, 1998 and March 16, 1998 and April 15, 1998, respectively. On May 21, 1998 and June 22, 1998 the Company declared a dividend of $.42 per share and $.06 per share, respectively. These dividends were paid on July 2, 1998 and July 15, 1998, respectively. The dividends for this quarter were paid in two installments in order to provide Kimco shareholders the full $.48 per share dividend as well as provide the Price REIT shareholders a pro-rated dividend for the period following the effective date of the Merger. The Company declared and paid a dividend of $.48 per share on September 15, 1998 and October 15, 1998, respectively. In addition, the Company declared and paid a special $.05 per share dividend on October 29, 1998 and December 1, 1998, respectively. Also on October 29, 1998, the Company declared its dividend payable during the first quarter of 1999 at the increased rate of $.57 per share payable January 15, 1999 to shareholders of record January 4, 1999. On March 15, 1999 and April 15, 1999 and June 15, 1999 and July 15, 1999 and September 15, 1999 and October 15, 1999, the Company declared and paid quarterly dividends at an increased rate of $.60 per share. On December 7, 1999, the Company declared its dividend payable during the first quarter of 2000 at the increased rate of $.66 per share payable on January 18, 2000 to shareholders of record January 3, 2000. This $.66 per share dividend, if annualized, would equal $2.64 per share or an annual yield of approximately 7.8% based on the closing price of $34.00 of the Company's common stock on the NYSE as of March 1, 2000.

The Company has determined that 100% of the dividends paid during 1999 and 1998 totaling $2.37 and $1.97 per share, respectively, represented ordinary dividend income to its stockholders.

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

In addition to its common stock offerings, the Company has capitalized the growth in its business through the issuance of unsecured fixed and floating-rate medium-term notes, underwritten bonds, mortgage debt, convertible preferred stock and perpetual preferred stock. Borrowings under the Company's revolving credit facility have also been an interim source of funds to both finance the purchase of properties and meet any short-term working capital requirements. The various instruments governing the Company's issuance of its unsecured public debt, bank debt, mortgage debt and preferred stock impose certain restrictions on the Company with regard to dividends, voting, liquidation and other preferential rights available to the holders of such instruments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 8 and 13 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.

The Company does not believe that the preferential rights available to the holders of its Class A, Class B, Class C and Class D Preferred Stock, the financial covenants contained in its public bond Indenture, as amended, or its revolving credit agreement or term loan agreement will have any adverse impact on the Company's ability to pay dividends in the normal course to its common stockholders or to distribute amounts necessary to maintain its qualification as a REIT.

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

Item 6.  Selected Financial Data

The following table sets forth selected, historical consolidated financial data for the Company and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this annual report on Form 10-K.

The Company believes that the book value of its real estate assets, which reflects the historical costs of such real estate assets less accumulated depreciation, is not indicative of the current market value of its properties. Historical operating results are not necessarily indicative of future operating performance.

                                                                                                     Year ended December 31,
                                                       -----------------------------------------------------------------------
                                                                 1999                    1998                    1997
                                                                 ----                    ----                    ----
                                                                 (in thousands, except per share information)
Operating Data:
Revenues from rental property (1)                            $   433,880             $   338,798             $   198,929
Depreciation and amortization                                $    67,416             $    51,348             $    30,053
Income before extraordinary items                            $   176,778  (3)        $   127,166  (3)        $    85,836  (3)
Income per common share, before
extraordinary items:
    Basic                                                    $      2.49  (3)        $      2.05  (3)        $      1.80  (3)
    Diluted                                                  $      2.46  (3)        $      2.02  (3)        $      1.78  (3)
Interest expense                                             $    83,646             $    64,912             $    31,745
Weighted average number of shares of common
stock outstanding:
    Basic                                                         60,473                  50,071                  37,388
    Diluted                                                       60,978                  50,641                  37,850
Cash dividends per common share                              $      2.37             $      1.97             $      1.72

                                                                                                         December 31,
                                                       -----------------------------------------------------------------------
                                                                 1999                    1998                    1997
                                                                 ----                    ----                    ----
Balance Sheet Data:

Real estate, before
    accumulated depreciation                                 $ 2,951,050             $ 3,023,902             $ 1,404,196
Total assets                                                 $ 3,007,476             $ 3,051,178             $ 1,343,890
Total debt                                                   $ 1,249,571             $ 1,289,561             $   531,614


                                                                                                   Year ended December 31,
                                                       -----------------------------------------------------------------------
Other Data:                                                      1999                    1998                    1997
                                                                 ----                    ----                    ----
Funds from Operations (2):
Net income                                                   $   176,778             $   122,266             $    85,836
Depreciation and amortization                                     67,416                  51,348                  30,053
Depreciation and amortization - KIR                                3,819                       -                       -
(Gain) loss on sales of properties and
    early repayment of mortgage debt                              (1,552)                  3,999                    (244)
Preferred stock dividends                                        (26,478)                (24,654)                (18,438)
Other                                                              1,420                     788                     976
                                                       ------------------      ------------------      ------------------
Funds from Operations                                        $   221,403             $   153,747             $    98,183
                                                       ==================      ==================      ==================

Cash flow provided by operations                             $   237,153             $   158,706             $   125,107
Cash flow used for investing activities                      $  (205,219)            $  (630,229)            $  (280,823)
Cash flow (used for) provided by financing activities        $   (47,778)            $   484,465             $   149,269


                                                                   Year ended December 31,
                                                       -----------------------------------------------
                                                                   1996                   1995
                                                                   ----                   ----

Operating Data:
Revenues from rental property (1)                              $   168,144             $ 143,132
Depreciation and amortization                                  $    27,067             $  26,188
Income before extraordinary items                              $    73,827  (3)        $  51,922
Income per common share, before
extraordinary items:
    Basic                                                      $      1.61  (3)           $ 1.33
    Diluted                                                    $      1.59  (3)           $ 1.32
Interest expense                                               $    27,019              $ 25,585
Weighted average number of shares of common
stock outstanding:
    Basic                                                           35,906                33,388
    Diluted                                                         36,219                33,633
Cash dividends per common share                                     $ 1.56                $ 1.44

                                                                          December 31,
                                                       -----------------------------------------------
                                                                   1996                   1995
                                                                   ----                   ----
Balance Sheet Data:

Real estate, before
    accumulated depreciation                                   $ 1,072,056             $ 932,390
Total assets                                                   $ 1,023,033             $ 884,242
Total debt                                                     $   364,655             $ 389,223


                                                                    Year ended December 31,
                                                       -----------------------------------------------
Other Data:                                                        1996                   1995
                                                                   ----                   ----
Funds from Operations (2):
Net income                                                        $ 73,827             $  51,922
Depreciation and amortization                                       27,067                26,188
Depreciation and amortization - KIR                                      -                     -
(Gain) loss on sales of properties and
    early repayment of mortgage debt                                  (802)                 (370)
Preferred stock dividends                                          (16,134)               (7,631)
Other                                                                1,148                 2,019
                                                         ------------------     -----------------
Funds from Operations                                             $ 85,106             $  72,128
                                                         ==================     =================

Cash flow provided by operations                                 $ 101,892             $  74,233
Cash flow used for investing activities                          $(144,027)            $(127,261)
Cash flow (used for) provided by financing activities             $ 63,395             $  58,248



(1) Does not include revenues from rental property relating to unconsolidated joint ventures or revenues relating to the investment in retail stores leases.

(2) Most industry analysts and equity REITs, including the Company, generally consider funds from operations ("FFO") to be an appropriate supplemental measure of the performance of an equity REIT. In March 1995, the National Association of Real Estate Investment Trusts ("NAREIT") modified the definition of FFO, among other things, to eliminate adding back amortization of deferred financing costs and depreciation of non-real estate items to net income when computing FFO. The Company adopted this new method as of January 1, 1996. FFO is defined as net income applicable to common shares before depreciation and amortization, extraordinary items, gains or losses on sales of real estate, plus FFO of unconsolidated joint ventures determined on a consistent basis. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and therefore should not be considered an alternative for net income as a measure of results of operations, or for cash flows from operations calculated in accordance with generally accepted accounting principles as a measure of liquidity. In addition, the comparability of the Company's FFO with the FFO reported by other REITs may be affected by the differences that exist regarding certain accounting policies relating to expenditures for repairs and other recurring items.

(3) Includes $1.6 million or $0.03 per share in 1999, $0.9 million or $0.02 per share in 1998, $0.2 million or $0.01 per share in 1997 and $0.8 million or $0.02 per share in 1996 relating to non-recurring gains from the disposition of shopping center properties in each year.

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

Results of Operations

        Comparison 1999 to 1998

Revenues from rental property increased $95.1 million or 28.1% to $433.9 million for the year ended December 31, 1999, as compared with $338.8 million for the year ended December 31, 1998. This net increase resulted primarily from the combined effect of (i) the acquisition of 35 shopping center properties during 1999 , two of which were subsequently sold to KIR, providing revenues of $13.5 million for the year ended December 31, 1999, (ii) the full year impact related to the 62 shopping center properties and three retail properties acquired in 1998 providing incremental revenues of $37.4 million, (iii) the acquisition of The Price REIT, Inc. as of June 19, 1998 (the "Price REIT Acquisition") providing incremental revenues of $35.6 million and (iv) new leasing, property redevelopments and re-tenanting within the portfolio at improved rental rates providing incremental revenues of $11 million. These increases were reduced as a result of the deconsolidation of 21 shopping center properties as of April 28, 1999 in connection with the sale of a controlling interest in KIR.

Rental property expenses, including depreciation and amortization, increased $55.4 million or 26.7% to $262.9 million for the year ended December 31, 1999, as compared with $207.5 million for the year ended December 31, 1998. The rental property expense components of real estate taxes, operating and maintenance, and depreciation and amortization increased by $10.2 million, $8.8 million and $16.1 million, respectively, for the year ended December 31, 1999 as compared to the year ended December 31, 1998. These rental property expense increases are primarily due to property acquisitions during the year ended December 31, 1999, and the incremental costs associated with the Price REIT Acquisition and the property acquisitions throughout 1998. These increases were reduced as a result of the deconsolidation of 21 shopping center properties as of April 28, 1999 in connection with the sale of a controlling interest in KIR. Interest expense increased $18.7 million for the year ended December 31, 1999, reflecting higher average outstanding borrowings as compared to the preceding year resulting from
(i) the issuance of additional unsecured debt during 1999 and 1998 and the assumption of $250 million in connection with the Price REIT Acquisition, (ii) the assumption of mortgage debt during 1999 and 1998 in connection with certain property acquisitions and (iii) mortgage financing obtained on certain properties in 1999 and 1998, offset by the deconsolidation of $252.4 million of mortgage debt on 19 properties as of April 28, 1999 in connection with the sale of a controlling interest in KIR.

The Company has interests in various retail store leases relating to the anchor stores premises in neighborhood and community shopping centers. These premises have been substantially sublet to retailers which lease the stores pursuant to net lease agreements. Income from the investment in retail store leases during the years ended December 31, 1999 and 1998 was $4.1 million and $3.7 million, respectively.

General and administrative expenses increased approximately $5.2 million for the year ended December 31, 1999, as compared to the preceding calendar year. The increase is due primarily to an increase in senior management and staff levels and other personnel costs in connection with the growth of the Company and the Price REIT Acquisition.

During 1998, the Company formed KIR, a limited partnership established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages. At the time of formation, the Company contributed 19 property interests to KIR. On April 28, 1999, KIR sold a significant interest in the partnership to an institutional investor. As a result, the Company holds a non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting. The Company's equity in income of KIR for the period April 28, 1999 to December 31, 1999 was approximately $6.0 million.

During 1999, the Company disposed of six shopping center properties and a land parcel. Cash proceeds from four of these dispositions aggregated approximately $6.1 million, which approximated their aggregate net book value. During July 1999, the Company disposed of an additional shopping center property in New Port Richey, FL. Cash proceeds from the disposition totaling $.5 million, together with an additional $5.5 million cash investment, were used to acquire an exchange shopping center property located in Greensboro, NC during September 1999. The sale of this property resulted in a gain of approximately $.3 million.

During October 1999, the Company, in separate transactions, disposed of a shopping center and a land parcel for an aggregate sale price of approximately $4.5 million, which resulted in a gain of approximately $1.3 million.

Net income for the year ended December 31, 1999 was $176.8 million as compared to $122.3 million for the year ended December 31, 1998, representing an increase of $54.5 million. After adjusting for the gains on sales of shopping center properties in each year and the extraordinary charge in 1998, net income for 1999 increased $49.0 million, or $.43 per basic share compared to 1998. This improved performance is primarily attributable to the Company's strong acquisition program, internal growth from development and redevelopment projects and increased leasing activity which strengthened operating profitability.

        Comparison 1998 to 1997

Revenues from rental property increased approximately $139.9 million, or 70.3% to $338.8 million for the year ended December 31, 1998, as compared with $198.9 million for the year ended December 31, 1997. This increase resulted primarily from the combined effect of (i) the acquisition of 62 shopping center properties and 3 retail properties during 1998 providing revenues from rental property of $35.5 million,(ii) the full year impact related to the 63 property interests acquired in 1997 providing incremental revenues of $42.1 million, (iii) the Price REIT Acquisition providing revenues of $52.9 million and (iv) new leasing, re-tenanting and completion of certain property redevelopments within the portfolio providing improved rental rates.

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

Net income for the year ended December 31, 1998 of approximately $122.3 million represented a substantial improvement of approximately $36.5 million, as compared with net income of approximately $85.8 million for the preceding calendar year. After adjusting for the gains on sales of shopping center properties during both periods and the extraordinary charge during 1998, net income for 1998 increased by $40.7 million, or $.24 per basic share, compared to 1997. This substantially improved performance was primarily attributable to the Company's strong property acquisition program, the Price REIT Acquisition and internal growth from redevelopments, re-tenanting of the Venture portfolio and increased leasing activity which strengthened operating profitability.

Liquidity and Capital Resources Since the completion of the Company's IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $2.0 billion for the purposes of repaying indebtedness, acquiring interests in neighborhood and community shopping centers and for expanding and improving properties in the portfolio.

During August 1998, the Company established a $215 million, unsecured revolving credit facility, which is scheduled to expire in August 2001. This Credit Facility, which replaced both the Company's $100 million unsecured revolving credit facility and $150 million interim credit facility, has made available funds to both finance the purchase of properties and meet any short-term working capital requirements. As of December 31, 1999 there were no amounts outstanding under the Credit Facility.

During November 1999, the Company established a $52 million unsecured term loan facility, which is scheduled to expire in November 2000. This credit facility was established to finance the purchase of properties and for general corporate purposes.

The Company has also implemented a $200 million MTN program pursuant to which it may from time to time offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company's debt maturities(See Note 8 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties. As of December 31, 1999, the Company had over 350 unencumbered property interests in its portfolio.

During 1998, the Company filed a shelf registration on Form S-3 for up to $750 million of debt securities, preferred stock, depositary shares, common stock and common stock warrants. As of March 1, 2000, the Company had approximately $393.2 million available for issuance under this shelf registration statement.

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

Cash dividends paid increased to $169.7 million in 1999, compared to $113.9 million in 1998 and $82.6 million in 1997. The Company's dividend payout ratio, based on funds from operations on a per-basic common share basis, for 1999, 1998 and 1997 was approximately 64.8%, 64.2% and 65.4%, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.

The Company anticipates its capital commitment toward ground-up development and redevelopment projects during 2000 will be approximately $130 million. It is management's intention that the Company continually have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage financings in a manner consistent with its intention to operate with a conservative debt capitalization policy.

The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flows from operations as reported in the Consolidated Statements of Cash Flows increased to $237.2 million for 1999 from $158.7 million for 1998 and $125.1 million for 1997.

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

New Accounting Pronouncements

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FASB No. 133"). FASB No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB delayed the implementation date of FASB No. 133 by one year (January 1, 2001 for the Company). FASB No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FASB No. 133 will not have a significant effect on the Company's consolidated results of operations or its financial position.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 1999, the Company had approximately $230.9 million of floating-rate debt outstanding. The interest rate risk on $212.0 million of such debt has been mitigated through the use of interest rate swap agreements (the "Swaps") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions.

The Company believes the interest rate risk represented by the remaining $18.9 million of floating-rate debt is not material in relation to the total debt outstanding of the Company or its market capitalization.

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 1999, the Company had no other material exposure to market risk.

Item 8. Financial Statements and Supplementary Data

The response to this Item 8 is included as a separate section of this annual report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 18, 2000.

Information with respect to the Executive Officers of the Registrant follows
Part I, Item 4 of this annual report on Form 10-K.

Item 11.  Executive Compensation

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 18, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 18, 2000.

Item 13.  Certain Relationships and Related Transactions

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 18, 2000.

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K
          -----------------------------------------------------------------


(a)      1. Financial Statements -                                                   Form 10-K
                       The following consolidated financial information                Report
                       is included as a separate section of this annual                 Page
                       report on Form 10-K.                                            ------

            Report of Independent Accountants                                            39

            Consolidated Financial Statements

                  Consolidated Balance Sheets as of December 31, 1999 and 1998           40

                  Consolidated Statements of Income for the years
                      ended December 31, 1999, 1998 and 1997                             41

                  Consolidated Statements of Stockholders' Equity
                      for the years ended December 31, 1999, 1998 and 1997               42

                  Consolidated Statements of Cash Flows for the years ended
                      December 31, 1999, 1998 and 1997                                   43

                  Notes to Consolidated Financial Statements                             44

         2.    Financial Statement Schedules -

               Schedule II -  Valuation and Qualifying Accounts                          63
               Schedule III - Real Estate and Accumulated Depreciation                   64

               All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

         3.    Exhibits

               The exhibits listed on the accompanying Index to
               Exhibits are filed as part of this report.                                34

(b)      Reports on Form 8-K

No reports on Form 8-K were filed by the Company for the quarter ended December 31, 1999.

                                INDEX TO EXHIBITS
                                -----------------

                                                                                             Form 10-K
    Exhibits                                                                                 Page
    --------                                                                                 ---------
       2.1   --  Form of Plan of Reorganization of Kimco Realty Corporation
                      [Incorporated by reference to Exhibit 2.1 to the Company's
                      Registration Statement on Form S-11 No. 33-42588].

       2.2   --  Agreement and Plan of Merger, dated as of January 13, 1998, among Kimco Realty Corporation, REIT Sub, Inc. and
                      The Price REIT, Inc. (the "Merger Agreement").
                      [Incorporated by reference to Exhibit 99.2 to the
                      Company's Current Report on Form 8-K filed January 21, 1998].

       2.3   --  First Amendment to the Merger Agreement, dated as of March 5,
                      1998, among Kimco Realty Corporation, REIT Sub, Inc. and
                      The Price REIT, Inc. [Incorporated by reference to the
                      Company's Exhibit 99.1 of the Company's Current Report on
                      Form 8-K filed January 21, 1998.]

       2.4   --  Second Amendment to the Merger Agreement, dated as of May 14,
                      1998, among Kimco Realty Corporation, REIT Sub, Inc. and
                      The Price REIT, Inc. [Incorporated by reference to the
                      Company's and The Price REIT, Inc.'s Joint Proxy
                      Statement/Prospectus on Form S-4 No. 333-52667].

       3.1   --  Articles of Amendment and Restatement of the Company, dated
                      August 4, 1994 [Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994].

       3.2   --  By-laws of the Company, as amended dated August 4, 1994.

       3.3   --  Articles Supplementary relating to the 8 1/2% Class B
                      Cumulative Redeemable Preferred Stock, par value $1.00 per share, of the Company, dated July 25, 1995. Incor- porated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (file
                      #1-10899) (the "1995 Form 10-K")].

       3.4   --  Articles Supplementary relating to the 8 3/8% Class C
                      Cumulative Redeemable Preferred Stock, par value $1.00 per share, of the Company, dated April 9, 1996 [Incorp- orated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996].

       3.5   --  Articles Supplementary relating to the 7 1/2% Class D
                      Cumulative Convertible Preferred Stock, par value $1.00 per share, of the Company, dated May 14, 1998 [Incor-porated by reference to the Company's and The Price REIT, Inc.'s Joint Proxy/Prospectus on Form S-4 No. 333-52667].

       4.1   --  Agreement of the Company pursuant to Item 601(b)(4)(iii)(A) of
                      Regulation S-K [Incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company's Registration Statement on Form S-11 No. 33-42588].

       4.2   --  Certificate of Designations [Incorporated by reference to
                      Exhibit 4(d) to Amendment No. 1 to the Registration
                      Statement on Form S-3 dated September 10, 1993 (the
                      "Registration Statement", Commission File No. 33-67552)].

                                                                                             Form 10-K
                                                                                             Page
Exhibits                                                                                     ---------
       4.3   --  Indenture dated September 1, 1993 between Kimco Realty
                      Corporation and IBJ Schroder Bank and Trust Company
                      [Incorporated by reference to Exhibit 4(a) to the
                      Registration Statement].

       4.4   --  First Supplemental Indenture, dated as of August 4, 1994.
                      [Incorporated by reference to Exhibit 4.6 to the 1995
                      Form 10-K.]

       4.5   --  Second Supplemental Indenture, dated as of April 7, 1995
                      [Incorporated by reference to Exhibit 4(a) to the Company's Current Report on Form 8-K dated April 7, 1995
                      (the "April 1995 8-K")].

       4.6   --  Form of Medium-Term Note (Fixed Rate) [Incorporated by
                      reference to Exhibit 4(b) to the April 1995 8-K].

       4.7   --  Form of Medium-Term Note (Floating Rate) [Incorporated by
                      reference to Exhibit 4(c) to the April 1995 8-K].

       4.8   --  Form of Remarketed Reset Note [Incorporated by reference to
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

       10.4  --  Employment Agreement between Kimco Realty Corporation and
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

      *10.7  --  Employment Agreement between Kimco Realty Corporation and
                      Joseph K. Kornwasser, dated January 13, 1998 [Incorporated by Reference to Exhibit 10.9 to the Company's and the Price REIT, Inc.'s Joint Proxy Statement/Prospectus on
                      Form S-4 No. 333-52667].

                                                                                             Form 10-K
                                                                                             Page
                                                                                             ---------
       10.8  --  Employment Agreement between Kimco Realty Corporation and
                      Jerald Friedman, dated January 13, 1998 [Incorporated by
                      Reference to Exhibit 10.10 to the Company's and the Price
                      REIT, Inc.'s Joint Proxy Statement/Prospectus on Form S-4
                      No. 333-52667].

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

      *12.1  --  Computation of Ratio of Earnings to Combined Fixed Charges and
                      Preferred Stock Dividends.                                               70


      *12.2  --  Computation of Ratio of Funds from Operations to Combined Fixed
                      Charges and Preferred Stock Dividends.                                   71

      *21.1  --  Subsidiaries of the Company                                                   72

      *23.1  --  Consent of PricewaterhouseCoopers LLP                                         79


---------------------------------------
   *   Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 KIMCO REALTY CORPORATION
                                                       (Registrant)


                                                 By:  /s/ Milton Cooper
                                                    ----------------------
                                                       Milton Cooper
                                                    Chief Executive Officer

   Dated:  March 28, 2000


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                            Title                        Date



/s/  Martin S. Kimmel              Chairman (Emeritus) of        March 28, 2000
---------------------------        the Board of Directors
     Martin S. Kimmel


/s/  Milton Cooper                 Chairman of the Board         March 28, 2000
---------------------------        of Directors and Chief
     Milton Cooper                 Executive Officer

/s/  Michael J. Flynn              Vice Chairman of the          March 28, 2000
---------------------------        Board of Directors,
     Michael J. Flynn              President and
                                   Chief Operating Officer

/s/  Joseph K. Kornwasser          Director and Senior           March 28, 2000
----------------------------       Executive Vice President
     Joseph K. Kornwasser

/s/  Richard G. Dooley             Director                      March 28, 2000
---------------------------
     Richard G. Dooley


/s/  Joe Grills                    Director                      March 28, 2000
---------------------------
     Joe Grills


/s/  Frank Lourenso                Director                      March 28, 2000
---------------------------
     Frank Lourenso


/s/  Michael V. Pappagallo         Chief Financial Officer       March 28, 2000
---------------------------
     Michael V. Pappagallo


/s/  Glenn G. Cohen                Treasurer                     March 28, 2000
---------------------------
     Glenn G. Cohen


/s/  Ruth Mitteldorf               Director of Accounting        March 28, 2000
---------------------------        and Taxation
     Ruth Mitteldorf

                           ANNUAL REPORT ON FORM 10-K

                         ITEM 8, ITEM 14 (a) (1) and (2)

                          INDEX TO FINANCIAL STATEMENTS

                                       AND

                          FINANCIAL STATEMENT SCHEDULES

                                     -------

                                                                                FORM 10-K
                                                                                Page No.
   KIMCO REALTY CORPORATION AND SUBSIDIARIES

   Report of Independent Accountants                                               39

   Consolidated Financial Statements and Financial Statement Schedules:

     Consolidated Balance Sheets as of December 31, 1999 and 1998                  40

     Consolidated Statements of Income for the years ended
         December 31, 1999, 1998 and 1997                                          41

     Consolidated Statements of Stockholders' Equity
         for the years ended December 31, 1999, 1998 and 1997                      42

     Consolidated Statements of Cash Flows for the years ended
         December 31, 1999, 1998 and 1997                                          43

     Notes to Consolidated Financial Statements                                    44

     Financial Statement Schedules:

         II.   Valuation and Qualifying Accounts                                   63
         III.  Real Estate and Accumulated Depreciation                            64

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Kimco Realty Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kimco Realty Corporation and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                              /S/ PRICEWATERHOUSECOOPERS LLP



New York, New York
February 28, 2000

                 KIMCO REALTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share information)


                                                                                         December 31,        December 31,
                                                                                            1999                1998
                                                                                         ------------        ------------
Assets:

Real Estate
    Rental property
       Land                                                                              $   490,414         $   528,549
       Buildings and improvements                                                          2,459,288           2,494,005
                                                                                         ------------        ------------
                                                                                           2,949,702           3,022,554
       Less, accumulated depreciation and amortization                                       323,738             255,950
                                                                                         ------------        ------------
                                                                                           2,625,964           2,766,604
    Undeveloped land parcels                                                                   1,348               1,348
                                                                                         ------------        ------------
       Real estate, net                                                                    2,627,312           2,767,952
Investment and advances in KIR                                                               114,217                   -
Investments and advances in other real estate joint ventures                                  68,553              64,263
Investment in retail store leases                                                             12,709              15,172
Cash and cash equivalents                                                                     28,076              43,920
Accounts and notes receivable                                                                 31,689              31,821
Deferred charges and prepaid expenses                                                         31,752              34,031
Other assets                                                                                  93,168              94,019
                                                                                         ------------        ------------
                                                                                         $ 3,007,476         $ 3,051,178
                                                                                         ============        ============

Liabilities & Stockholders' Equity:

Notes payable                                                                            $ 1,037,250         $   855,250
Mortgages payable                                                                            212,321             434,311
Accounts payable and accrued expenses                                                         64,954              66,179
Dividends payable                                                                             45,290              39,444
Other liabilities                                                                             29,097              58,020
                                                                                         ------------        ------------
                                                                                           1,388,912           1,453,204
                                                                                         ------------        ------------
Minority interests in partnerships                                                            13,129              12,955
                                                                                         ------------        ------------
Commitments and contingencies

Stockholders' equity
  Preferred Stock, $1.00 par value, authorized 5,000,000 and 3,470,000 shares, respectively
  Class A Preferred Stock, $1.00 par value, authorized 345,000 shares
      Issued and outstanding 300,000 shares                                                      300                 300
      Aggregate liquidation preference $75,000
  Class B Preferred Stock, $1.00 par value, authorized 230,000 shares
      Issued and outstanding 200,000 shares                                                      200                 200
      Aggregate liquidation preference $50,000
  Class C Preferred Stock, $1.00 par value, authorized 460,000 shares
      Issued and outstanding 400,000 shares                                                      400                 400
      Aggregate liquidation preference $100,000
  Class D Convertible Preferred Stock, $1.00 par value, authorized 700,000 shares
      Issued and outstanding 428,514 and 429,159 shares, respectively                            429                 429
      Aggregate liquidation preference $107,129 and $107,290, respectively
  Common stock, $.01 par value, authorized 200,000,000 and 100,000,000 shares respectively

      Issued and outstanding and 60,795,593 and 60,133,704 shares, respectively                  608                 601
  Paid-in capital                                                                          1,730,278           1,707,272
  Cumulative distributions in excess of net income                                          (122,959)           (124,183)
                                                                                         ------------        ------------
                                                                                           1,609,256           1,585,019
Notes receivable from officer stockholders                                                    (3,821)                  -
                                                                                         ------------        ------------
                                                                                           1,605,435           1,585,019
                                                                                         ------------        ------------
                                                                                         $ 3,007,476         $ 3,051,178
                                                                                         ============        ============

        The accompanying notes are an integral part of these consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (in thousands, except per share information)

                                                                                        Year Ended December 31,
                                                                   -----------------------------------------------------------------
                                                                          1999                   1998                      1997
                                                                   ------------------     -------------------    -------------------

Revenues from rental property                                         $      433,880         $       338,798        $       198,929
                                                                   ------------------     -------------------    -------------------
Rental property expenses:
  Rent                                                                        14,167   `              12,568                  4,873
  Real estate taxes                                                           55,644                  45,472                 26,346
  Interest                                                                    83,646                  64,912                 31,745
  Operating and maintenance                                                   42,003                  33,246                 22,194
  Depreciation and amortization                                               67,416                  51,348                 30,053
                                                                   ------------------     -------------------    -------------------
                                                                             262,876                 207,546                115,211
                                                                   ------------------     -------------------    -------------------
        Income from rental property                                          171,004                 131,252                 83,718

Income from investment in retail store leases                                  4,099                   3,703                  3,572
                                                                   ------------------     -------------------    -------------------
                                                                             175,103                 134,955                 87,290

Management fee income                                                          5,091                   3,646                  3,276
General and administrative expenses                                          (23,833)                (18,583)               (11,651)
Equity in income of KIR                                                        5,974                     -                      -
Equity in income of other real estate
  joint ventures, net                                                          4,537                   3,106                  1,117
Minority interests in income of partnerships, net                             (1,489)                 (1,275)                  (464)
Other income, net                                                              9,843                   4,416                  6,024
                                                                   ------------------     -------------------    -------------------
        Income before gain on sale of shopping
         center properties and extraordinary items                           175,226                 126,265                 85,592

Gain on sale of shopping center properties                                     1,552                     901                    244
                                                                   ------------------     -------------------    -------------------

        Income before extraordinary items                                    176,778                 127,166                 85,836

Extraordinary items                                                              -                    (4,900)                   -
                                                                   ------------------     -------------------    -------------------

        Net income                                                    $      176,778         $       122,266        $        85,836
                                                                   ==================     ===================    ===================

        Net income applicable to common shares                        $      150,300         $        97,612        $        67,399
                                                                   ==================     ===================    ===================

        Per common share:
                Income before extraordinary items
                     Basic                                                     $2.49                   $2.05                  $1.80
                                                                               =====                   =====                  =====
                     Diluted                                                   $2.46                   $2.02                  $1.78
                                                                               =====                   =====                  =====
                Net Income
                     Basic                                                     $2.49                   $1.95                  $1.80
                                                                               =====                   =====                  =====
                     Diluted                                                   $2.46                   $1.93                  $1.78
                                                                               =====                   =====                  =====

        The accompanying notes are an integral part of these consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              For the Years Ended December 31, 1999, 1998 and 1997

                  (in thousands, except per share information)


                                                                         Preferred Stock                     Common Stock
                                                              ------------------------------------  ------------------------------
                                                                   Issued             Amount              Issued         Amount
                                                              -------------------   --------------  -----------------  -----------
Balance, December 31, 1996                                                   900     $        900             36,215    $     362

    Net income
    Dividends ($1.77 per common share; $1.9375, $2.125
      and $2.0938 per Class A, Class B and Class C
      Depositary Share, respectively)
    Issuance of common stock                                                                                   4,000           40
    Exercise of common stock options                                                                             180            2
                                                              -------------------   --------------  -----------------  -----------
Balance, December 31, 1997                                                   900              900             40,395          404

    Net income
    Dividends ($2.06 per common share; $1.9375, $2.125,
    $2.0938, $1.0729 and $2.9609 per Class A, Class B, Class
        C, Class D and Class E Depositary Share, respectively)
    Issuance of preferred stock                                              494              494
    Issuance of common stock                                                                                  19,588          195
    Exercise of common stock options                                                                             151            2
    Redemption of preferred stock                                            (65)             (65)

                                                              -------------------   --------------  -----------------  -----------
Balance, December 31, 1998                                                 1,329            1,329             60,134          601

    Net income
    Dividends ($2.46 per common share; $1.9375, $2.125,
    $2.0938, and $1.875 per Class A, Class B, Class
        C, and Class D Depositary Share, respectively)
    Issuance of common stock                                                                                     501            6
    Exercise of common stock options                                                                             321            3
    Repurchase of common stock                                                                                  (160)          (2)

                                                              -------------------   --------------  -----------------  -----------
Balance, December 31, 1999                                                 1,329     $      1,329             60,796    $     608
                                                              ===================   ==============  =================  ===========


                                                                                 Cumulative             Notes
                                                                                Distributions         Receivable         Total
                                                                 Paid-in          in Excess          from Officer     Stockholders'
                                                                 Capital        of Net Income        Stockholders        Equity
                                                              --------------  ------------------   ----------------  ---------------
Balance, December 31, 1996                                     $    719,602      $     (115,093)    $            -   $      605,771

    Net income                                                                           85,836                              85,836
    Dividends ($1.77 per common share; $1.9375, $2.125
      and $2.0938 per Class A, Class B and Class C
      Depositary Share, respectively)                                                   (86,386)                            (86,386)
    Issuance of common stock                                        134,293                                                 134,333
    Exercise of common stock options                                  3,763                                                   3,765
                                                              --------------  ------------------   ----------------  ---------------
Balance, December 31, 1997                                          857,658            (115,643)                 -          743,319

    Net income                                                                          122,266                             122,266
    Dividends ($2.06 per common share; $1.9375, $2.125,
    $2.0938, $1.0729 and $2.9609 per Class A, Class B, Class
        C, Class D and Class E Depositary Share, respectively)                         (130,806)                           (130,806)
    Issuance of preferred stock                                     171,796                                                 172,290
    Issuance of common stock                                        739,591                                                 739,786
    Exercise of common stock options                                  3,162                                                   3,164
    Redemption of preferred stock                                   (64,935)                                                (65,000)

                                                              --------------  ------------------   ----------------  ---------------
Balance, December 31, 1998                                        1,707,272            (124,183)                 -        1,585,019

    Net income                                                                          176,778                             176,778
    Dividends ($2.46 per common share; $1.9375, $2.125,
    $2.0938, and $1.875 per Class A, Class B, Class
        C, and Class D Depositary Share, respectively)                                 (175,554)                           (175,554)
    Issuance of common stock                                         19,257                                                  19,263
    Exercise of common stock options                                  8,827                                 (3,821)           5,009
    Repurchase of common stock                                       (5,078)                                                 (5,080)

                                                              --------------  ------------------   ----------------  ---------------
Balance, December 31, 1999                                     $  1,730,278      $     (122,959)     $      (3,821)  $    1,605,435
                                                              ==============  ==================   ================  ===============


  The accompanying notes are an integral part of these consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                          Year Ended December 31,
                                                                          ---------------     ---------------    ---------------
                                                                                1999                1998               1997
                                                                          ---------------     ---------------    ---------------
Cash flow from operating activities:
  Net income                                                               $     176,778       $     122,266      $      85,836
  Adjustments for noncash items -
    Depreciation and amortization                                                 67,416              51,348             30,053
    Extraordinary items                                                                -               4,900                  -
    Gain on sale of shopping center properties                                    (1,552)               (901)              (244)
    Minority interests in income of partnerships, net                              1,489               1,275                463
    Equity in income of KIR                                                       (5,974)                  -                  -
    Equity in income of other real estate joint ventures, net                     (4,537)             (3,106)            (1,117)
    Change in accounts and notes receivable                                       (2,832)            (11,422)            (2,217)
    Change in accounts payable and accrued expenses                                1,177              (6,608)            12,304
    Change in other operating assets and liabilities                               5,188                 954                 29
                                                                          ---------------     ---------------    ---------------
          Net cash flow provided by operations                                   237,153             158,706            125,107
                                                                          ---------------     ---------------    ---------------

Cash flow from investing activities:
    Acquisition of and improvements to real estate                              (278,726)           (583,979)          (261,226)
    Acquisition of real estate through joint venture investment                  (10,562)            (23,314)            (4,625)
    Investment in marketable securities                                          (17,159)             (7,089)           (11,138)
    Proceeds from sale of marketable securities                                   11,590                   -                  -
    Investments and advances to affiliated companies                              (1,450)                  -            (14,036)
    Investments and advances to joint ventures, net                              (10,649)                  -                  -
    Investment in mortgage loans receivable                                       (8,646)            (27,698)                 -
    Repayment of mortgage loans receivable                                         4,545               1,456                  -
    Advances to real estate joint ventures                                        (2,705)             (1,905)                 -
    Reimbursement of advances to real estate joint ventures                       29,287                   -              8,652
    Net proceeds from sale of interest in KIR                                     68,179                   -                  -
    Proceeds from sale of shopping center properties                              11,077              12,300              1,550
                                                                          ---------------     ---------------    ---------------
           Net cash flow used for investing activities                          (205,219)           (630,229)          (280,823)
                                                                          ---------------     ---------------    ---------------

Cash flow from financing activities:
    Principal payments on debt, excluding
       normal amortization of rental property debt                               (61,098)            (84,056)            (4,650)
    Principal payments on rental property debt, net                               (4,417)             (4,403)            (1,618)
    Proceeds from mortgage financing                                              28,733             281,275                  -
    Payment of unsecured obligation                                              (26,816)                  -                  -
    Mortgage financing origination costs                                               -              (7,324)                 -
    Proceeds from issuance of medium-term notes                                  100,000             290,000            100,000
    Repayment of medium term notes                                                     -             (50,000)                 -
    Proceeds from issuance of senior notes                                       130,000                   -                  -
    Repayment of senior notes                                                   (100,000)                  -                  -
    Borrowings under revolving credit facilities                                  95,000             220,000                  -
    Repayment of borrowings under revolving credit facilities                    (95,000)           (265,000)                 -
    Borrowings under senior term loan                                             52,000                   -                  -
    Dividends paid                                                              (169,708)           (113,908)           (82,561)
    Proceeds from issuance of stock                                                8,608             282,881            138,098
    Payment for repurchase of stock                                               (5,080)                  -                  -
    Redemption of preferred stock                                                      -             (65,000)                 -
                                                                          ---------------     ---------------    ---------------
            Net cash flow (used for)/provided by financing activities            (47,778)            484,465            149,269
                                                                          ---------------     ---------------    ---------------

        (Decrease)/increase in cash and cash equivalents                         (15,844)             12,942             (6,447)

Cash and cash equivalents, beginning of year                                      43,920              30,978             37,425
                                                                          ---------------     ---------------    ---------------
Cash and cash equivalents, end of year                                     $      28,076       $      43,920      $      30,978
                                                                          ===============     ===============    ===============

Supplemental schedule of noncash investing/financing activity:
    Acquisition of real estate interests by issuance of common stock,
      preferred stock, and assumption of debt                              $      98,770       $   1,005,713      $      73,227
                                                                          ===============     ===============    ===============

    Notes received upon exercise of stock options                          $       3,821       $           -      $           -
                                                                          ===============     ===============    ===============

    Declaration of dividends paid in succeeding year                       $      45,290       $      39,444      $      22,546
                                                                          ===============     ===============    ===============

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

         The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base. At December 31, 1999, the Company's single largest neighborhood and community shopping center accounted for only 1.4% of the Company's annualized base rental revenues and only 1.0% of the Company's total shopping center gross leasable area ("GLA"). At December 31, 1999, the Company's five largest tenants include Kmart Corporation, Kohl's, Ames, The Home Depot and TJX Companies, which represented approximately 13.8%, 2.8%, 2.5%, 2.4% and 1.8%, respectively, of the Company's annualized base rental revenues.

         The above statistics do not include the KIR Portfolio, as defined in
             Note 4 to the Consolidated Financial Statements.

         Principles of Consolidation and Estimates

         The accompanying Consolidated Financial Statements include the accounts of the Company, its subsidiaries, all of which are wholly-owned, and all partnerships in which the Company has a controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         Real Estate

         Realestate assets are stated at cost, less accumulated depreciation and amortization. If there is an event or a change in circumstances that indicates that the basis of a property may not be recoverable, then management will assess any impairment in value by making a comparison of (i) the current and projected operating cash flows (undiscounted and without interest charges) of the property over its remaining useful life and (ii) the net carrying amount of the property. If the current and projected operating cash flows (undiscounted and without interest charges) are less than the carrying value of its property, the carrying value would be written down to an amount to reflect the fair value of the property.

         Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets, as follows:

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

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

         The following table sets forth the reconciliation between basic and diluted weighted average number of shares outstanding for each period:

                                                                           1999               1998                1997
                                                                     ----------------- ------------------- -------------------
           Basic EPS - weighted average number of common shares
           outstanding                                                    60,472,768        50,071,425            37,387,984

           Effect of dilutive securities -
           Stock options                                                     504,749           569,113               462,076

                                                                     ----------------- ------------------- -------------------
           Diluted EPS - weighted average number of common shares         60,977,517        50,640,538            37,850,060
                                                                     ================= =================== ===================

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         The effect of the conversion of the Class D Preferred Stock (as defined in Note 3) would have an anti-dilutive effect upon the calculation of net income per common share. Accordingly, the impact of such conversion has not been included in the determination of diluted net income per common share.

         New Accounting Pronouncements

         In 1998, the Financial Accounting Standards Board issued Statement of
             Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FASB No. 133"). FASB No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB delayed the implementation date of FASB No. 133 by one year (January 1, 2001 for the Company). FASB No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FASB No. 133 will not have a significant effect on the Company's consolidated results of operations or its financial position.

2.  Property Acquisitions:

         Shopping Centers-

         During the years 1999, 1998 and 1997 certain subsidiaries and affiliates of the Company acquired real estate interests, in separate transactions, in various shopping center properties at aggregate costs of approximately $249 million, $303 million and $146 million, respectively.

         Venture Stores, Inc. Properties Transactions-

         During January 1996, certain subsidiaries of the Company entered into two sale-leaseback transactions with Venture Stores, Inc. ("Venture") pursuant to which it acquired fee title to 16 retail properties for an aggregate purchase price of $40 million.

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

         In January 1998, Venture filed for protection under Chapter 11 of the United States Bankruptcy Code. On April 27, 1998, Venture announced it would discontinue its retail operations and that it had reached an agreement to sell its leasehold position at 89 locations to the Company, including 56 properties pursuant to two unitary leases already in place with the Company, 30 properties pursuant to a master lease with Metropolitan Life Insurance Company ("Metropolitan Life") and three properties leased by Venture from others. The purchase price for the leasehold positions was

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

             $95.0 million, less certain closing adjustments, but is subject to upward adjustment based on the Company's success in re-tenanting the properties over a two-year period. On July 17, 1998, the Company purchased the leasehold positions with an initial cash payment to Venture of approximately $53.3 million. During April and December 1999, the Company paid Venture an additional $21.0 million and $5.8 million, respectively.

         Additionally, on July 1, 1998, the Company reached an agreement with Metropolitan Life to purchase the 30 fee and leasehold positions which were leased by Metropolitan Life to Venture, for an aggregate purchase price of $167.5 million.

         During August 1998, the Company acquired from Venture five additional leasehold positions, including two leases already in place with the Company, for an aggregate purchase price of approximately $2.2 million.

         During 1999, the Company substantially completed its re-tenanting effort with regard to the former Venture locations.

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

         Other Acquisitions-

         During December 1998, the Company acquired a first mortgage on a shopping center in Manhasset, New York for approximately $21 million. During April 1999, the Company acquired fee title to this property.

         These property acquisitions have been funded principally through the application of proceeds from the Company's public unsecured debt and equity offerings and proceeds from mortgage financings. (see Notes 8, 9 and 13).

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

         Prior to the Merger, Price REIT was a self-administered and self-managed equity REIT that was focused on the acquisition, development, management and redevelopment of large community shopping center properties concentrated in the western part of the United States . In connection with the Merger, the Company acquired interests in 43 properties,

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
             consisting of 39 retail community centers, one stand-alone retail warehouse, one project under development and two undeveloped land parcels, located in 17 states containing approximately 8.0 million square feet of GLA. The overall occupancy rate of the retail community centers was 98%.

         In connection with the Merger, holders of Price REIT common stock received one share of Kimco common stock and 0.36 shares of Kimco Class D Depositary Shares (the "Class D Depositary Shares"), each Class D Depositary Share representing a one-tenth fractional interest in a new issue of Kimco 7.5% Cumulative Convertible Preferred Stock, par value $1.00 per share (the "Class D Preferred Stock"), for each share of Price REIT common stock. On June 19, 1998, the Company issued 11,921,992 shares of its common stock and 429,159 shares of Class D Preferred Stock (represented by 4,291,590 Class D Depositary Shares) in connection with the Merger. Additionally, in connection with the Merger, the Company issued 65,000 shares of a new issue of Kimco Class E Floating Rate Cumulative Preferred Stock, par value $1.00 per share ((the "Class E Preferred Stock"), represented by 650,000 Class E Depositary Shares, (the "Class E Depositary Shares")), each Class E Depositary Share representing a one-tenth fractional interest in the Class E Preferred Stock. The Class E Preferred Stock was redeemable at the option of the Company for 150 days after its issuance at a price equal to the liquidation preference of $1,000 per share plus accrued and unpaid dividends. The Company exercised its option in November 1998 to redeem all of the Class E Preferred Stock for $65.065 million representing the liquidation preference of $65 million and approximately $65,000 of accrued dividends (see Note
             13).

         The total Merger consideration was approximately $960 million, including the assumption of approximately $310 million of debt. Management has allocated the purchase price based on the fair value of assets and liabilities assumed.

4.       Investment and Advances in Kimco Income REIT ("KIR"):

         During 1998, the Company formed KIR, an entity in which the Company held a 99.99% limited partnership interest. KIR was established for the purpose of investing in real estate that it believes would be more appropriately financed through greater leverage than the Company traditionally uses. These properties include, but are not limited to, fully developed properties with strong, stable cash flows from credit-worthy retailers with long-term leases that have limited near-term potential for growth through redevelopment or re-tenanting. The Company initially identified and contributed 19 property interests to KIR which met this criteria. Each of these properties was encumbered by an individual non-recourse mortgage. On April 28, 1999, the Company entered into an agreement whereby an institutional investor purchased a significant interest in KIR. Under the terms of the agreement, the agreed equity value for the 19 shopping centers previously contributed by the Company to KIR was approximately $107 million and the Company agreed to contribute an additional $10 million for a total investment of approximately $117 million. The institutional investor has subscribed for up to $117 million of equity in KIR, of which approximately $107 million has been contributed as of December 31, 1999. During August 1999, KIR admitted three additional limited partners. Each new partner entered into a subscription agreement whereby they subscribed for an aggregate $35 million of equity in KIR. At December 31, 1999 approximately $32 million of such subscriptions had been contributed. As of December 31, 1999, KIR has subscription agreements totaling

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
             approximately $269 million, of which approximately $246 million has been contributed. As a result of these transactions, the Company holds a 43.3% non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting. The Company's equity in income from KIR for the period April 28, 1999 to December 31, 1999 was approximately $6.0 million.

         In addition, KIR entered into a master management agreement with the Company, whereby the Company will perform services for fee relating to the management, operation, supervision and maintenance of the joint venture properties. For the period from April 28, 1999 to December 31, 1999, the Company earned management fees, leasing commissions and was reimbursed for administrative services of approximately $.9 million, $.1 million and $.5 million, respectively.

      During the period April 28, 1999 to December 31, 1999, KIR purchased ten shopping center properties, in separate transactions, aggregating
             2.2 million square feet of GLA for approximately $218.3 million including the assumption of approximately $36.1 million of mortgage debt. Four of these properties were purchased from the Company for an aggregate purchase price of $70.1 million. As of December 31, 1999, the KIR portfolio included 29 shopping center properties comprising 5.4 million square feet of GLA (the "KIR Portfolio").

         During May 1999, KIR obtained individual non-recourse, non-cross collateralized ten-year fixed-rate first mortgages aggregating $52.6 million on four of its properties. These mortgages bear interest at rates ranging from 7.57% to 7.72% per annum. The net proceeds were used to finance the acquisition of various shopping center properties.

         Summarized financial information for the recurring operations of KIR is as follows (in millions):

                                                            December 31, 1999
                                                        ------------------------

           Assets:
           Real estate, net                                      $569.4
           Other assets                                            32.3
                                                                  -----

                                                                 $601.7
                                                                 ======

           Liabilities and Partners' Capital:
           Mortgages payable                                     $338.9
           Other liabilities                                        7.9
           Minority interest                                         .3
           Partners' capital                                      254.6
                                                                 ------

                                                                 $601.7
                                                                 ======

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

                                                     For period April 28 1999 to
                                                           December 31, 1999
                                                           -----------------

           Revenues from rental property                         $39.9
                                                                 -----

           Operating expenses                                     (8.7)
           Mortgage interest                                     (14.5)
           Depreciation and amortization                          (6.6)
           Other, net                                               .6
                                                                 -----
                                                                 (29.2)
                                                                 -----

                Net income                                       $10.7
                                                                 =====

5.       Investments and Advances in Other Real Estate Joint Ventures:

         The Company and its subsidiaries have investments in and advances to various other real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases.

         During 1999, the Company invested approximately $4.9 million in a partnership which is developing an office and retail center in Dover, DE and separately, through a partnership investment, the Company invested approximately $5.7 million in a joint venture which acquired a parcel of land in Henderson, NV. for the development of a retail shopping center. The Company has a 50% interest in each of these partnerships.

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

         Summarized financial information for the recurring operations of these real estate joint ventures is as follows (in millions):

                                                               December 31,
                                                   --------------------------------------
                                                        1999                  1998
                                                   ----------------     -----------------
           Assets:
                Real estate, net                       $248.4               $168.2
                Other assets                             20.4                 20.3
                                                   ----------------     -----------------

                                                       $268.8               $188.5
                                                   ================     =================

           Liabilities and Partners' Capital:
                Mortgages payable                      $173.2               $104.3
                Other liabilities                        27.1                 24.7
                Partners' capital                        68.5                 59.5
                                                   ----------------     -----------------

                                                       $268.8               $188.5
                                                   ================     =================

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

                                                 Year Ended December 31,
                                                 -----------------------

                                             1999         1998        1997
                                             ----         ----        ----

           Revenues from rental property     $45.7        $26.8       $14.8
                                             -----        -----       -----

           Operating expenses                (15.9)        (9.7)       (3.6)
           Mortgage interest                 (10.8)        (6.2)       (3.1)
           Depreciation and amortization      (5.0)        (2.9)       (2.2)
           Other, net                           .3           .1        (1.8)
                                             ------       ------      ------
                                             (31.4)       (18.7)      (10.7)
                                             ------       ------      ------

                Net income                   $14.3          $8.1       $4.1
                                             ======       ======      ======

         Other liabilities in the accompanying Consolidated Balance Sheets include accounts with certain real estate joint ventures totaling approximately $5.4 million and $5.0 million at December 31, 1999 and 1998, respectively. The Company and its subsidiaries have varying equity interests in these real estate joint ventures which may differ from their proportionate share of net income or loss recognized in accordance with generally accepted accounting principles.

6.    Investment in Retail Store Leases:

         The Company has interests in various retail store leases relating to the anchor store premises in neighborhood and community shopping centers. These premises have been substantially sublet to retailers which lease the stores pursuant to net lease agreements. Income from the investment in these retail store leases during the years ended December 31, 1999 and 1998 was approximately $4.1 million and $3.7 million, respectively. These amounts represent sublease revenues during the years ended December 31, 1999 and 1998 of approximately $20.3 million and $20.2 million, respectively, less related expenses of $14.7 million and $14.9 million, respectively, and an amount, which in management's estimate, reasonably provides for the recovery of the investment over a period representing the expected remaining term of the retail store leases. The Company's future minimum revenues under the terms of all noncancellable tenant subleases and future minimum obligations through the remaining terms of its retail store leases, assuming no new or renegotiated leases are executed for such premises, for future years are as follows (in millions): 2000, $18.0 and $12.6; 2001, $16.8 and $11.2; 2002, $14.0 and $8.7; 2003, $10.4 and $5.9 ; 2004,
             $6.9 and $3.4, thereafter, $13.7 and $2.0, respectively.

7.       Cash and Cash Equivalents:

         Cash and cash equivalents (demand deposits in banks, commercial paper and certificates of deposit with original maturities of three months or less) includes tenants' security deposits, escrowed funds and other restricted deposits approximating $.1 million at December 31, 1999 and 1998.

         Cash and cash equivalent balances may, at a limited number of banks and financial institutions, exceed insurable amounts. The Company believes it mitigates its risks by investing in or through major financial institutions. Recoverability of investments is dependent upon the performance of the issuers.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

8.       Notes Payable:

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

         During November 1999, the Company entered into an unsecured term loan for an aggregate of $52.0 million. The term loan bears interest at Libor plus .70% per annum and matures in November 2000. The proceeds were used to finance the acquisition of various shopping center properties and for general corporate purposes.

         The Company has a $200 million unsecured medium-term notes ("MTN") program pursuant to which it may, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs, and (ii) managing the Company's debt maturities.

         During October and December 1999, the Company issued an aggregate $100 million of fixed-rate unsecured medium-term notes (the "October and December MTNs") under its MTN program. The October and December MTNs mature in October 2004 and December 2007, respectively, and bear interest at 7.62% and 7.90% per annum, respectively. Interest on these notes is payable semi-annually in arrears.

         During June and July 1998, the Company issued an aggregate $130 million of fixed-rate unsecured medium-term notes under its MTN program (the "June and July MTNS"). The June and July MTNs mature in June 2005 and July 2006, respectively, and bear interest at 6.73% and 6.93% per annum, respectively. Interest on these notes is payable semi-annually in arrears.

         As of December 31, 1999, a total principal amount of $390.25 million, in fixed-rate senior unsecured MTNs had been issued under the MTN program primarily for the acquisition of neighborhood and community shopping centers and the expansion and improvement of properties in the Company's portfolio. These fixed-rate notes had maturities ranging from five to twelve years at the time of issuance and bear interest at rates ranging from 6.70% to 7.91%. Interest on these fixed-rate senior unsecured notes is payable semi-annually in arrears.

         During August 1998, the Company issued $60 million of floating-rate
             MTNs which mature in August 2000 and bear interest at LIBOR plus .15% per annum. The interest rate resets quarterly and is payable quarterly in arrears. Concurrent with the issuance of these MTN's, the Company entered into an interest rate swap agreement for the term of these MTNs, which effectively fixed the interest rate at 5.91% per annum. The proceeds from this MTN issuance were used to prepay certain mortgage loans with a principal amount of approximately $57 million bearing interest at 10.54% per annum plus prepayment premiums of approximately $4.9 million (See Note 10).

         Also during August 1998, the Company issued $100 million of remarketed reset notes under its MTN program. The remarketed reset notes mature in August 2008 and bore interest initially at a floating rate of LIBOR plus .30% per

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
             annum. After an initial period of one year, the interest rate spread applicable to each subsequent period is determined pursuant to a remarketing agreement between the Company and a financial institution. The interest rate resets quarterly and is payable quarterly in arrears. During August 1999, the Company remarketed the notes for a one-year period at Libor plus .65% per annum. The proceeds from the MTN issuance were used, in part, to repay $50 million MTNs that matured in July 1998 and for general corporate purposes.

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

         As of December 31, 1999, the Company had $100 million in 6.5% fixed-rate unsecured Senior Notes due 2003. Interest on these senior unsecured notes is paid semi-annually in arrears.

         The scheduled maturities of all unsecured senior notes payable as of December 31, 1999, are approximately as follows (in millions):
             2000, $212.0; 2003, $100.0; 2004, $100.0 and thereafter, $625.25.

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

         The Company maintains a $215 million, unsecured revolving credit agreement with a group of banks. Borrowings under this facility are available for general corporate purposes, including the funding of property acquisitions, development and redevelopment costs. Interest on borrowings accrues at a spread (currently .50%) to LIBOR or money-market rates, as applicable, which fluctuates in accordance with changes in the Company's senior debt ratings. A fee approximating .20% per annum is payable on that portion of the facility which remains unused. Pursuant to the terms of the agreement, the Company, among other things, is (a) subject to maintaining certain maximum leverage ratios on both unsecured senior corporate and secured debt, a minimum debt service coverage ratio and minimum unencumbered asset and equity levels, and (b) restricted from paying dividends in amounts that exceed 90% of funds from operations, as defined, plus 10% of the Company's stockholders' equity determined in accordance with generally accepted accounting principles. There were no borrowings outstanding under this facility at December 31, 1999. This revolving credit facility is scheduled to expire in August 2001.

9.       Mortgages Payable:

         During 1999, the Company obtained non-recourse, non-cross collateralized fixed-rate first mortgage financing aggregating approximately $28.7 million on five of its properties. The mortgages bear interest at rates ranging from 7.00% to 8.25% per annum and mature at various dates through 2009.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         During 1998, the Company obtained mortgage financing aggregating approximately $272.3 million on 20 of its properties. These mortgages are non-recourse, non-cross collateralized, ten-year fixed-rate first mortgages, bearing interest at a weighted average rate of 6.585% per annum over the term of the loans. The proceeds from the mortgages were used primarily for the acquisition of neighborhood and community shopping centers. During April 1999, mortgages encumbering 19 of these properties totaling approximately $252.4 million were deconsolidated in connection with the sale of a controlling interest in KIR (See Note 4).

         Also during 1998, the Company, through an affiliated entity, obtained mortgage financing of approximately $9.0 million on two other properties. These ten-year fixed-rate mortgages, which are cross-collateralized, bear interest at 7.0% per annum for the term of the loans.

         Mortgages payable, collateralized by certain shopping center properties and related tenants' leases, are generally due in monthly installments of principal and/or interest which mature at various dates through 2023. Interest rates range from approximately 6.57% to 10.5% (weighted average interest rate of 8.09% as of December 31, 1999). The scheduled maturities of all mortgages payable as of December 31, 1999, are approximately as follows (in millions):2000, $16.5; 2001, $4.7; 2002, $7.8; 2003, $6.3; 2004, $9.1 and
             thereafter, $167.9.

         Three of the Company's properties are encumbered by approximately $12.6 million in floating-rate, tax-exempt mortgage bond financing. The rates on the bonds are reset annually, at which time bondholders have the right to require the Company to repurchase the bonds. The Company has engaged a remarketing agent for the purpose of offering for resale those bonds that are tendered to the Company. All bonds tendered for redemption in the past have been remarketed and the Company has arrangements, including letters of credit, with banks to both collateralize the principal amount and accrued interest on such bonds and to fund any repurchase obligations.

10.      Extraordinary Items:

         During 1998, the Company prepaid certain mortgage loans resulting in extraordinary charges of approximately $4.9 million, or, on a per-basic share and diluted share basis, $.10 and $.09, respectively, representing the premiums paid and other costs written-off in connection with the early satisfaction of these mortgage loans.

11.      KC Holdings, Inc.:

         To facilitate the Company's November 1991 initial public stock offering (the "IPO"), 46 shopping center properties and certain other assets, together with indebtedness related thereto, were transferred to subsidiaries of KC Holdings, Inc. ("KC Holdings"), a newly-formed corporation that is owned by the stockholders of the Company prior to the IPO. The Company was granted ten-year, fixed-price acquisition options to reacquire the real estate assets owned by KC Holdings' subsidiaries, subject to any liabilities outstanding with respect to such assets at the time of an option exercise. As of December 31, 1999, KC Holdings' subsidiaries had conveyed 27 shopping centers back to the Company and had disposed of ten additional centers in transactions with third parties. The members of the Company's Board of Directors who are not also shareholders of KC Holdings unanimously approved the purchase of each of the 27 shopping centers that have been reacquired by the Company from KC Holdings. The Company manages five of KC Holdings nine remaining shopping center properties pursuant to a management agreement.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         Selected financial information for the property interests owned by KC
             Holdings' subsidiaries as of December 31, 1999 and, for the year ended December 31, 1999, is as follows: Real estate, net of accumulated depreciation and amortization, $19.4 million; Notes and mortgages payable, $33.1 million; Revenues from rental property, $8.4 million; Loss from rental operations, $.6 million, after depreciation and amortization deductions of $1.5 million; Income adjustment for real estate joint ventures, net, $.7 million.

12.      Fair Value Disclosure of Financial Instruments:

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

13.      Preferred and Common Stock Transactions:

         During 1999, the Company issued 401,646 shares of common stock at $39.00 per share in connection with its exercise of its option to acquire 13 shopping center properties from KC Holdings (See Note
             15).

         During December 1999, the Company purchased and retired 160,000 shares of its common stock at a price of $31.75 per share, totaling approximately $5.1 million. The Company does not have a share repurchase program but acquired the shares when it received an unsolicited offer to buy them from an institutional investor.

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

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

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

         At December 31, 1999, the Company has outstanding 3,000,000 Depositary
             Shares (the "Class A Depositary Shares"), each such Class A Depositary Share representing a one-tenth fractional interest of a share of the Company's 7-3/4% Class A Cumulative Redeemable Preferred Stock, par value $1.00 per share(the "Class A Preferred Stock"), 2,000,000 Depositary Shares (the "Class B Depositary Shares"), each such Class B Depositary Share representing a one-tenth fractional interest of a share of the

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

             Company's 8-1/2% Class B Cumulative Redeemable Preferred Stock, par value $1.00 per share (the "Class B Preferred Stock"), 4,000,000 Depositary Shares ("the Class C Depositary Shares"), each such Class C Depositary Share representing a one-tenth fractional interest of a share of the Company's 8-3/8% Class C Cumulative Redeemable Preferred Stock, par value $1.00 per share (the "Class C Preferred Stock").

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

14.      Dispositions of Real Estate:

         During the year ended December 31, 1999, the Company disposed of six shopping center properties and a land parcel. Cash proceeds from four of these dispositions aggregated approximately $6.1, million which approximated their aggregate net book value.

         During July 1999, the Company disposed of a shopping center property in New Port Richey, FL. Cash proceeds from the disposition totaling $.5 million, together with an additional $5.5 million cash investment, were used to acquire an exchange shopping center property located in Greensboro, NC during September 1999. The sale of this property resulted in a gain of approximately $.3 million.

         During October 1999, the Company, in separate transactions, disposed of a shopping center property and a land parcel for an aggregate sale price of approximately $4.5 million, which resulted in a gain of approximately $1.3 million.

         During January 1998, the Company disposed of a property in Pinellas
             Park, FL. Proceeds from the disposition totaling approximately $2.3 million, together with an additional $7.1 million cash investment, were used to acquire an exchange shopping center property located in Cranston, RI.

         During December 1998, the Company disposed of a vacant distribution center and adjacent facility located in O'Fallon, MO, which were acquired as part of the Venture transactions, for $10 million, which amount approximated their net book value.

15.      Transactions with Related Parties:

         The Company provides management services for shopping centers owned principally by affiliated entities and various real estate joint ventures in which certain stockholders of the Company have economic interests. Such services are performed pursuant to management agreements which provide for fees based upon a percentage of gross revenues from the properties and other direct costs incurred in connection with management of the centers. The Consolidated Statements of Income include management fee income from KC Holdings of approximately $.4 million, $.6 million and $.6 million for the years ended December 31, 1999, 1998, and 1997, respectively.

         During July 1999, the Company exercised its option and acquired 13 shopping center properties from KC Holdings. The properties were acquired for an aggregate option price of approximately $39.8 million, paid $15.7 million in shares of the Company's common stock (valued at $39.00 per share at July 1, 1999) and $24.1 million through the assumption of mortgage debt encumbering the properties.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         Reference is made to Notes 4, 5 and 11 for additional information regarding transactions with related parties.

16.      Commitments and Contingencies:

         The Company and its subsidiaries are engaged in the operation of shopping centers which are either owned or held under long-term leases which expire at various dates through 2087. The Company and its subsidiaries, in turn, lease premises in these centers to tenants pursuant to lease agreements which provide for terms ranging generally from 5 to 25 years and for annual minimum rentals plus incremental rents based on operating expense levels and tenants' sales volumes. Annual minimum rentals plus incremental rents based on operating expense levels comprised approximately 98% of total revenues from rental property for each of the three years ended December 31, 1999, 1998 and 1997.

         The future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows (in millions): 2000, $345.5; 2001, $331.8; 2002, $307.7; 2003, $280.3; 2004, $252.3 and thereafter, $2,154.0.

         Minimum rental payments under the terms of all noncancellable operating leases pertaining to its shopping center portfolio for future years are approximately as follows (in millions): 2000, $13.9; 2001, $13.0; 2002, $12.3; 2003, $11.2; 2004, $10.8 and thereafter,
             $164.5.

17.      Incentive Plans:

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

         Information with respect to stock options under the Plan for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                                Weighted Average
                                                                 Exercise Price
                                                      Shares        Per Share
                                                      ------        ---------

         Options outstanding, December 31, 1996      1,604,146        $23.01
              Exercised                               (179,750)       $20.94
              Granted                                  470,700        $31.72
                                                       -------
         Options outstanding, December 31, 1997      1,895,096        $25.37
              Exercised                               (150,766)       $20.99
              Granted                                1,023,500        $37.32
                                                     ---------
         Options outstanding, December 31, 1998      2,767,830        $30.03
              Exercised                               (320,781)       $27.54
              Granted                                  799,050        $32.33
                                                       -------
         Options outstanding, December 31, 1999      3,246,099        $30.84
                                                     =========

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

              Options exercisable -
                    December 31, 1997               1,126,093           $22.39
                                                    =========           ======
                    December 31, 1998               1,326,224           $24.13
                                                    =========           ======
                    December 31, 1999               1,605,886           $27.24
                                                    =========           ======


         The exercise prices for options outstanding as of December 31, 1999 range from $13.33 to $39.94 per share. The weighted average remaining contractual life for options outstanding as of December 31, 1999 was approximately 7.7 years. Options to purchase 1,507,120, 2,306,170 and 329,673 shares of the Company's common stock were available for issuance under the Plan at December 31, 1999, 1998 and 1997, respectively.

         The Company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized with regard to options granted under the Plan in the accompanying Consolidated Statements of Income. If stock-based compensation costs had been recognized based on the estimated fair values at the dates of grant for options awarded during 1999, 1998 and 1997 net income and net income per common share for these calendar years would have been reduced by approximately $1.7 million or $.03 per basic share, $1.4 million, or $.03 per basic share and $.7 million, or $.02 per basic share, respectively.

         These pro forma adjustments to net income and net income per basic common share assume fair values of each option grant estimated using the Black-Scholes option pricing formula. The more significant assumptions underlying the determination of such fair values for options granted during 1999, 1998 and 1997 include: (i) weighted average risk-free interest rates of 6.30%, 5.07% and 6.18%, respectively; (ii) weighted average expected option lives of
             5.4 years, 5.6 years and 8.2 years, respectively; (iii) an expected volatility of 15.91%, 15.76% and 15.65%, respectively, and (iv) an expected dividend yield of 7.30%, 6.40% and 6.44%, respectively. The per share weighted average fair value at the dates of grant for options awarded during 1999, 1998 and 1997 was $2.53, $2.86 and $3.02, respectively.

         The Company maintains a 401(k) retirement plan covering substantially all officers and employees which permits participants to defer up to a maximum 10% of their eligible compensation. This deferred compensation, together with Company matching contributions which generally equal employee deferrals up to a maximum of 5%, is fully vested and funded as of December 31, 1999. Company contributions to the plan totaled less than $0.5 million for each of the years ended December 31, 1999, 1998 and 1997.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

18.      Supplemental Financial Information:

         The following represents the results of operations, expressed in thousands except per share amounts, for each quarter during years 1999 and 1998.

                                                                      1999 (Unaudited)
                                               ----------------------------------------------------------------
                                                    Mar. 31       June 30         Sept. 30       Dec. 31
                                                    -------       -------         --------       -------

       Revenues from rental property               $112,876       $106,072        $106,044      $108,888

       Net income                                   $39,488        $42,441         $45,614       $49,235

           Net income, per common share:
                Basic                                 $.55           $.59            $.64          $.70
                Diluted                               $.54           $.59            $.64          $.70

                                                                     1998 (Unaudited)
                                               ---------------------------------------------------------------
                                                   Mar. 31        June 30          Sept. 30       Dec. 31
                                                   -------        -------          --------       -------

       Revenues from rental property               $63,112        $69,341           $98,085      $108,260

       Income before extraordinary items           $25,484        $27,530           $36,107       $38,046


       Net income                                  $25,484        $27,530           $31,255       $37,997

       Per common share:

           Income before extraordinary items:
                Basic                                $.52           $.51              $.50          $.53
                Diluted                              $.51           $.50              $.49          $.52

           Net income:
                Basic                                $.52           $.51              $.41          $.53
                Diluted                              $.51           $.50              $.41          $.52

         Interest paid during years 1999, 1998 and 1997 approximated $80.0 million, $60.7 million and $29.9 million, respectively.

         Accounts and notes receivable in the accompanying Consolidated Balance
             Sheets are net of estimated unrecoverable amounts of approximately $3.8 million and $3.2 million, respectively, at December 31, 1999 and 1998.

19.      Pro Forma Financial Information (Unaudited):

         As discussed in Notes 2 and 14, the Company and certain of its subsidiaries acquired and disposed of interests in shopping center properties during 1999. The pro forma financial information set forth below is based upon the Company's historical Consolidated Statements of Income for the years ended December 31, 1999 and 1998, adjusted to give effect to these transactions as of January 1, 1998.

         The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred on January 1, 1998, nor does it purport to represent the results of operations for future periods. (Amounts presented in millions, except per share figures.)

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

          Years ended December 31,                          1999          1998
                                                            ----          ----

          Revenues from rental property                    $451.3        $372.1
          Income before extraordinary items                $178.8        $136.1
          Net income                                       $178.8        $131.2

          Per common share:
              Income before extraordinary items:

                   Basic                                     $2.51         $2.21
                   Diluted                                   $2.49         $2.18
              Net income:
                   Basic                                     $2.51         $2.11
                   Diluted                                   $2.49         $2.09

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                For Years Ended December 31, 1999, 1998 and 1997


                                    Balance at                        Charged to                           Balance at
                                   Beginning of      Charged to        valuation                             end of
                                      Period          expenses         accounts          Deductions          period
                                 ----------------- --------------- ------------------ ----------------- ----------------
Year Ended December 31, 1999
Allowance for uncollectable
accounts                              $3,150,000      $3,650,000     $    350,000         $3,400,000        $3,750,000
                                 ================= =============== ================== ================= ================

Year Ended December 31, 1998
Allowance for uncollectable
accounts                              $1,800,000      $2,050,000     $  1,300,000         $2,000,000        $3,150,000
                                 ================= =============== ================== ================= ================

Year Ended December 31, 1997
Allowance for uncollectable
accounts                              $1,350,000        $910,000     $       -              $460,000        $1,800,000
                                 ================= =============== ================== ================= ================

                    KIMCO REALTY CORPORATION AND SUBSIDARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999


                                   INITIAL COST   INITIAL COST                        TOTAL COST
                                   ------------   ------------                        ----------


                                                  BUILDING AND     SUBSEQUENT                         BUILDINGS AND
           PROPERTIES                  LAND       IMPROVEMENT    TO ACQUISITION          LAND          IMPROVEMENTS       TOTAL
           ----------                  ----       -----------    --------------          ----          ------------       -----
BOCA RATON                             $573,875     $2,295,501          $940,519            $573,875     $3,236,020      $3,809,895
WHITEHALL                               432,652        770,159           205,323             432,652        975,482       1,408,134
OGDEN                                   213,818        855,275           478,695             213,818      1,333,970       1,547,788
SYOSSET, NY                                   -         76,197            35,222                   -        111,419         111,419
ORLANDO                                 923,956      3,646,904         1,828,967           1,172,119      5,227,708       6,399,827
PLAINVIEW                               263,693        584,031         9,573,327             263,693     10,157,358      10,421,051
POMPANO BEACH                            97,169        874,442         1,269,518              97,169      2,143,960       2,241,129
LIVONIA                                 178,785        925,818           630,242             178,785      1,556,060       1,734,845
LAUDERDALE LAKES                        342,420      2,416,645         2,196,438             342,420      4,613,083       4,955,503
FERN PARK                               225,000        902,000         2,351,777             225,000      3,253,777       3,478,777
ADDISON                                       -        753,343         1,115,267                   -      1,868,610       1,868,610
LARGO                                   293,686        792,119         1,239,676             293,686      2,031,795       2,325,481
WINSTON-SALEM                           540,667        719,655         3,706,733             540,667      4,426,388       4,967,055
MELBOURNE                                     -      1,754,000         2,288,164                   -      4,042,164       4,042,164
ST. PETERSBURG                                -        917,360           681,718                   -      1,599,078       1,599,078
GROVE GATE                              365,893      1,049,172         1,139,954             365,893      2,189,126       2,555,019
UPPER ARLINGTON                         504,256      2,198,476         7,286,912           1,255,544      8,734,100       9,989,644
SHILOH SPRING RD.                             -      1,735,836         2,379,021                   -      4,114,857       4,114,857
FELBRAM                                  72,971        302,579           414,574              72,971        717,153         790,124
LEESBURG                                      -        171,636           115,985                   -        287,621         287,621
FOREST PARK                             141,200        564,800            64,990             141,200        629,790         770,990
LARGO EAST BAY                        2,832,296     11,329,185           792,283           2,832,296     12,121,468      14,953,764
LEXINGTON                             1,675,031      6,848,209         4,861,677           1,675,031     11,709,886      13,384,917
CLAWSON                               1,624,771      6,578,142         2,307,253           1,624,771      8,885,395      10,510,166
CHARLOTTE                               919,251      3,570,981           944,215             919,251      4,515,196       5,434,447
LAFAYETTE                               230,402      1,305,943           111,217             230,402      1,417,160       1,647,562
FARMINGTON                            1,098,426      4,525,723         1,333,472           1,098,426      5,859,195       6,957,621
WEST MIFFLIN                            475,815      1,903,231           646,514             475,815      2,549,745       3,025,560
BRADENTON                               125,000        299,253           323,963             125,000        623,216         748,216
GREENWOOD                               423,371      1,883,421         1,243,942             423,371      3,127,363       3,550,734
GRAVOIS                               1,032,416      4,455,514           886,957           1,032,416      5,342,471       6,374,887
JENNINGS                                257,782      1,031,128         1,253,906             257,782      2,285,034       2,542,816
HAZELWOOD, MO                                 -              -           252,094                   -        252,094         252,094
DALLAS                                1,299,632      5,168,727         5,422,290           1,299,632     10,591,017      11,890,649
TUTTLE BEE SARASOTA                     254,961        828,465         1,637,397             254,961      2,465,862       2,720,823
LAUREL                                  349,562      1,398,250           712,475             349,562      2,110,725       2,460,287
LAUREL                                  274,580      1,100,968                 -             274,580      1,100,968       1,375,548
EAST ORLANDO                            491,676      1,440,000         2,561,321           1,007,882      3,485,115       4,492,997
OTTAWA                                  137,775        784,269           303,414             137,775      1,087,683       1,225,458
BLOOMINGTON                             805,521      2,222,353         2,579,854             805,521      4,802,207       5,607,728
RALEIGH                               5,208,885     20,885,792         1,689,450           5,208,885     22,575,242      27,784,127
CANTON HILLS                            500,980      2,020,274         1,067,564             500,980      3,087,838       3,588,818
SAVANNAH                              2,052,270      8,232,978           327,564           2,052,270      8,560,542      10,612,812
MACON                                   262,700      1,487,860         1,589,537             349,326      2,990,771       3,340,097
CANTON                                  792,985      1,459,031         4,528,686             792,985      5,987,717       6,780,702
CHARLOTTE                             1,783,400      7,139,131            53,609           1,783,400      7,192,740       8,976,140
PALATKA                                 130,844        556,658           897,013             130,844      1,453,671       1,584,515
REGENCY PLAZA                         2,410,000      9,671,160                 -           2,410,000      9,671,160      12,081,160
EAST STROUDSBURG                      1,050,000      2,372,628           790,105           1,050,000      3,162,733       4,212,733
POUGHKEEPSIE                            876,548      4,695,659         1,254,715             876,548      5,950,374       6,826,922
BARBERTON                               505,590      1,948,135           170,245             505,590      2,118,380       2,623,970
HAGERSTOWN                              541,389      2,165,555         1,038,280             541,389      3,203,835       3,745,224
ELGIN                                   842,555      2,108,674         1,458,722             842,555      3,567,396       4,409,951
GRAND HAVEN                             356,800      1,532,689         1,190,674             356,800      2,723,363       3,080,163
HOUSTON                                 275,000        507,588           191,639             275,000        699,227         974,227
GREENLITE, CLEVELAND                          -              -            28,300                   -         28,300          28,300
WICKLIFFE                               610,991      2,471,965         1,269,488             610,991      3,741,453       4,352,444
MANHASSET VENTURE LLC                 4,567,003     19,165,808                 -           4,567,003     19,165,808      23,732,811
LEOMINSTER                            3,732,508      6,754,092        29,584,089           4,933,640     35,137,049      40,070,689
LAUDERHILL                            1,002,733      2,602,415         9,135,669           1,774,443     10,966,374      12,740,817
CAMBRIDGE                                     -      1,848,195           809,892             473,060      2,185,027       2,658,087
OLMSTED                                 167,337      2,815,856         1,029,371             167,337      3,845,227       4,012,564
LEMAY                                   125,879        503,510           159,725             125,879        663,235         789,114
AKRON WATERLOO                          437,277      1,912,222           284,601             437,277      2,196,823       2,634,100
BRUNSWICK                               771,765      6,058,560           289,996             771,765      6,348,556       7,120,321
WEST MIFFLIN HILLS                      654,366      3,199,729         6,924,037             654,366     10,123,766      10,778,132
CHARLESTON                              730,164      3,132,092         4,160,121             730,164      7,292,213       8,022,377
MESQUITE                                520,340      2,081,356           528,652             520,340      2,610,008       3,130,348
BELLEVUE                                405,217      1,743,573           101,153             405,217      1,844,726       2,249,943
KIMCO HOUMA 274, LLC                  1,980,000      7,945,784                 -           1,980,000      7,945,784       9,925,784
LANDMARK STATION GREENSBORO           1,200,000      4,808,785                 -           1,200,000      4,808,785       6,008,785


                                          TOTAL             TOTAL COST,                        DATE OF
                                       ACCUMULATED      NET OF ACCUMULATED                 CONSTRUCTION(C)
           PROPERTIES                  DEPRECIATION        DEPRECIATION      ENCUMBRANCES  ACQUISITION(A)
           ----------                  ------------        ------------      ------------  --------------
BOCA RATON                                 $618,026          $3,191,869             $-        1992(A)
WHITEHALL                                   767,736             640,398              -        1967(C)
OGDEN                                       795,027             752,761              -        1967(C)
SYOSSET, NY                                  75,710              35,709              -        1990(C)
ORLANDO                                     678,316           5,721,511              -        1995(A)
PLAINVIEW                                 1,932,443           8,488,607              -        1969(C)
POMPANO BEACH                             1,088,777           1,152,352              -        1968(C)
LIVONIA                                     457,496           1,277,349              -        1968(C)
LAUDERDALE LAKES                          3,065,659           1,889,844              -        1968(C)
FERN PARK                                 1,149,494           2,329,283              -        1968(C)
ADDISON                                   1,013,343             855,267              -        1968(C)
LARGO                                     1,476,763             848,718              -        1968(C)
WINSTON-SALEM                             1,243,447           3,723,608              -        1969(C)
MELBOURNE                                 1,732,010           2,310,154              -        1968(C)
ST. PETERSBURG                              608,025             991,053              -        1968(C)
GROVE GATE                                1,204,416           1,350,603              -        1968(C)
UPPER ARLINGTON                           3,848,174           6,141,470              -        1969(C)
SHILOH SPRING RD.                         2,577,424           1,537,432              -        1969(C)
FELBRAM                                     436,892             353,232              -        1970(C)
LEESBURG                                    196,112              91,509              -        1969(C)
FOREST PARK                                 443,930             327,060              -        1969(C)
LARGO EAST BAY                            2,540,591          12,413,173              -        1992(A)
LEXINGTON                                 1,614,995          11,769,922              -        1993(A)
CLAWSON                                   1,136,791           9,373,375              -        1993(A)
CHARLOTTE                                   497,321           4,937,126              -        1995(A)
LAFAYETTE                                   918,102             729,460              -        1971(C)
FARMINGTON                                  799,465           6,158,156              -        1993(A)
WEST MIFFLIN                                311,424           2,714,136              -        1993(A)
BRADENTON                                   332,945             415,271              -        1968(C)
GREENWOOD                                 1,409,376           2,141,358              -        1970(C)
GRAVOIS                                   3,360,540           3,014,347              -        1972(C)
JENNINGS                                    248,234           2,294,582              -        1971(C)
HAZELWOOD, MO                                 3,091             249,003              -        1971(C)
DALLAS                                    8,453,836           3,436,814              -        1969(C)
TUTTLE BEE SARASOTA                       1,288,740           1,432,083              -        1970(C)
LAUREL                                      350,885           2,109,402              -        1995(A)
LAUREL                                      696,756             678,792              -        1972(C)
EAST ORLANDO                              1,510,084           2,982,913              -        1971(C)
OTTAWA                                      934,724             290,734              -        1970(C)
BLOOMINGTON                               1,621,179           3,986,549              -        1972(C)
RALEIGH                                   3,001,265          24,782,862              -        1993(A)
CANTON HILLS                                344,506           3,244,312              -        1993(A)
SAVANNAH                                  1,375,512           9,237,300              -        1993(A)
MACON                                     1,311,702           2,028,396              -        1969(C)
CANTON                                    2,471,495           4,309,207              -        1972(C)
CHARLOTTE                                 1,159,767           7,816,373              -        1993(A)
PALATKA                                     732,536             851,979              -        1970(C)
REGENCY PLAZA                                     -          12,081,160      9,045,328        1999(A)
EAST STROUDSBURG                          1,721,477           2,491,256              -        1973(C)
POUGHKEEPSIE                              3,385,963           3,440,960              -        1972(C)
BARBERTON                                 1,418,621           1,205,349              -        1972(C)
HAGERSTOWN                                1,585,575           2,159,649              -        1973(C)
ELGIN                                     1,529,350           2,880,602              -        1972(C)
GRAND HAVEN                               1,161,380           1,918,783              -        1976(C)
HOUSTON                                     568,733             405,494              -        1973(C)
GREENLITE, CLEVELAND                         45,932             (17,632)             -        1998(C)
WICKLIFFE                                   360,161           3,992,282              -        1995(A)
MANHASSET VENTURE LLC                             -          23,732,811                       1999(A)
LEOMINSTER                               10,687,486          29,383,203              -        1975(A)
LAUDERHILL                                        -          12,740,817              -        1974(C)
CAMBRIDGE                                 1,328,385           1,329,702              -        1973(C)
OLMSTED                                   2,651,219           1,361,345              -        1973(C)
LEMAY                                       406,086             383,028              -        1974(C)
AKRON WATERLOO                            1,474,901           1,159,199              -        1975(C)
BRUNSWICK                                 4,500,314           2,620,007              -        1975(C)
WEST MIFFLIN HILLS                        3,974,011           6,804,121              -        1973(C)
CHARLESTON                                1,569,979           6,452,398              -        1978(C)
MESQUITE                                    275,161           2,855,187              -        1995(A)
BELLEVUE                                  1,405,930             844,013              -        1976(A)
KIMCO HOUMA 274, LLC                         33,931           9,891,853                       1999(A)
LANDMARK STATION GREENSBORO                  30,769           5,978,016                       1999(A)


                                                  BUILDING AND     SUBSEQUENT                         BUILDINGS AND
           PROPERTIES                  LAND       IMPROVEMENT    TO ACQUISITION          LAND          IMPROVEMENTS       TOTAL
           ----------                  ----       -----------    --------------          ----          ------------       -----
ELSMERE                                       -      3,185,642                 -                   -      3,185,642       3,185,642
MADISON                                       -      4,133,904         2,410,347                   -      6,544,251       6,544,251
SPRINGFIELD                             919,998      4,981,589         2,508,220             919,998      7,489,809       8,409,807
CHERRY HILL                           2,417,583      6,364,094         1,022,588           2,417,583      7,386,682       9,804,265
NANUET                                  798,932      2,361,900         1,473,214             798,932      3,835,114       4,634,046
OAKCREEK                              1,245,870      4,339,637         3,989,195           1,245,870      8,328,832       9,574,702
KROGER, OAK CREEK                             -              -                 -                   -              -               -
NORRISTOWN                              686,134      2,664,535         3,255,327             774,084      5,831,912       6,605,996
SPRINGBORO PIKE                       1,854,527      2,572,518         2,507,064           1,854,527      5,079,582       6,934,109
THE CENTRE                            3,403,724     13,625,899                 -           3,403,724     13,625,899      17,029,623
LIMA                                    770,121      3,080,479           601,651             770,121      3,682,130       4,452,251
CHARLES TOWN                            602,000      3,725,871        11,071,485             602,000     14,797,356      15,399,356
MUSKEGON                                391,500        958,500           752,926             391,500      1,711,426       2,102,926
NORTH MIAMI                             732,914      4,080,460        10,220,098             732,914     14,300,558      15,033,472
NEW KENSINGTON                          521,945      2,548,322           725,212             521,945      3,273,534       3,795,479
PENN HILLS                                    -      1,737,289                 -                   -      1,737,289       1,737,289
BEAVERCREEK                             635,228      3,024,722         2,556,986             635,228      5,581,708       6,216,936
HAMPTON BAYS                          1,495,105      5,979,320            80,495           1,495,105      6,059,815       7,554,920
BRIDGEHAMPTON                         1,811,752      3,107,232        22,028,500           1,811,752     25,135,732      26,947,484
EASTERN BLVD.                           412,016      1,876,962           169,942             412,016      2,046,904       2,458,920
E. PROSPECT ST.                         604,826      2,755,314           265,370             604,826      3,020,684       3,625,510
W. MARKET ST.                           188,562      1,158,307                 -             188,562      1,158,307       1,346,869
MIDDLETOWN                              207,283      1,174,603           447,331             207,283      1,621,934       1,829,217
UPPER ALLEN                             445,743      1,782,972           196,055             445,743      1,979,027       2,424,770
GETTYSBURG                               74,626        671,630           101,519              74,626        773,149         847,775
MARTINSBURG                             242,634      1,273,828           628,937             242,634      1,902,765       2,145,399
SOUTH EAST SARASOTA                   1,283,400      5,133,544         1,230,406           1,440,264      6,207,086       7,647,350
AIKEN                                   183,901      1,087,979            43,200             183,901      1,131,179       1,315,080
TYVOLA RD.                                    -      4,736,345         1,494,281                   -      6,230,626       6,230,626
RACINE                                1,403,082      5,612,330         1,409,247           1,403,082      7,021,577       8,424,659
WEST MIFFLIN                          1,468,341              -                 -           1,468,341              -       1,468,341
INDIANAPOLIS                            447,600      3,607,193         2,148,983             447,600      5,756,176       6,203,776
RICHBORO                                788,761      3,155,044        10,653,762             976,439     13,621,128      14,597,567
MILLER ROAD                           1,138,082      4,552,327         1,495,519           1,138,082      6,047,846       7,185,928
SANFORD                               3,406,565     13,648,041         1,405,450           3,406,565     15,053,491      18,460,056
CARLE PLACE                           1,183,290      4,903,642        10,409,825           1,314,540     15,182,217      16,496,757
PLAZA EAST                            1,236,149      4,944,597         2,071,416           1,236,149      7,016,013       8,252,162
PLAZA WEST                              808,435      3,210,187           575,057             808,435      3,785,244       4,593,679
MENTOR                                  503,981      2,455,926           481,230             503,981      2,937,156       3,441,137
MORSE RD.                               835,386      2,097,600         2,587,666             835,386      4,685,266       5,520,652
HAMILTON RD.                            856,178      2,195,520         3,502,222             856,178      5,697,742       6,553,920
OLENTANGY RIVER RD.                     764,517      1,833,600         2,197,502             764,517      4,031,102       4,795,619
SALEM AVE.                              665,314        347,818         5,084,384             665,314      5,432,202       6,097,516
KETTERING                             1,190,496      4,761,984           635,571           1,190,496      5,397,555       6,588,051
W. BROAD ST.                            982,464      3,929,856         3,018,449             982,464      6,948,305       7,930,769
ELYRIA                                  781,728      3,126,912            52,741             781,728      3,179,653       3,961,381
MIDDLEBURG HEIGHTS                      639,542      3,783,096                 -             639,542      3,783,096       4,422,637
CHARDON ROAD                            481,167      5,947,751                 -             481,167      5,947,751       6,428,918
MEMPHIS AVE                             696,495      4,048,722                 -             696,495      4,048,722       4,745,218
RIDGE ROAD                            1,285,213      4,712,358           670,716           1,285,213      5,383,074       6,668,287
NORTH OLMSTED                           626,818      3,712,045                 -             626,818      3,712,045       4,338,862
GLENWAY AVE                             530,243      3,788,189                 -             530,243      3,788,189       4,318,432
SPRINGFIELD                             842,976      3,371,904           835,250             842,976      4,207,154       5,050,130
MENTOR ERIE CMNS.                     2,234,474      9,648,000         4,367,128           2,234,474     14,015,128      16,249,602
WEST MARKET ST.                         560,255      3,909,430                 -             560,255      3,909,430       4,469,685
SPRINGDALE                            3,205,653     14,619,732         4,688,077           3,205,653     19,307,809      22,513,462
NORTHFIELD ROAD                               -      2,997,232                 -                   -      2,997,232       2,997,232
EVERHARD RD                             633,046      3,729,612                 -             633,046      3,729,612       4,362,658
WESTERVILLE                           1,050,431      4,201,616         7,476,356           1,050,431     11,677,972      12,728,403
SOUTH HIGH ST.                          602,421      2,737,004                 -             602,421      2,737,004       3,339,425
IRONDEQUOIT                           1,234,250      8,190,181         1,004,064           1,234,250      9,194,245      10,428,495
WEST GATES                            1,784,718      9,721,970            92,117           1,784,718      9,814,087      11,598,805
HENRIETTA                             1,075,358      6,635,486            37,146           1,075,358      6,672,632       7,747,990
ROMIG ROAD                              855,713      5,472,635                 -             855,713      5,472,635       6,328,348
KENT, OH                                  6,254      3,028,914                 -               6,254      3,028,914       3,035,168
CANTON, OH                                    -      2,708,276                 -                   -      2,708,276       2,708,276
JONESBORO RD. &I-285                    468,118      1,872,473            53,114             468,118      1,925,587       2,393,705
AKRON, OH                                     -      2,491,079                 -                   -      2,491,079       2,491,079
RICHMOND                                 82,544      2,289,288                 -              82,544      2,289,288       2,371,832
GAITHERSBURG                            244,890      6,787,534                 -             244,890      6,787,534       7,032,425
CARNEGIE                                      -      3,298,908                 -                   -      3,298,908       3,298,908
HOOVER                                  279,106      7,735,873                 -             279,106      7,735,873       8,014,979
HARRISONBURG                             69,885      1,938,239                 -              69,885      1,938,239       2,008,123
COLONIAL HEIGHTS                        125,376      3,476,073                 -             125,376      3,476,073       3,601,449
LARGO/LANDOVER                          982,266     27,223,105                 -             982,266     27,223,105      28,205,372
EXTON                                   176,666      4,895,360                 -             176,666      4,895,360       5,072,026
HIGHLAND RIDGE PLAZA                  1,540,000      6,178,398                 -           1,540,000      6,178,398       7,718,398


                                        TOTAL             TOTAL COST,                        DATE OF
                                     ACCUMULATED      NET OF ACCUMULATED                 CONSTRUCTION(C)
           PROPERTIES                DEPRECIATION        DEPRECIATION      ENCUMBRANCES  ACQUISITION(A)
           ----------                ------------        ------------      ------------  --------------
ELSMERE                                 2,177,139           1,008,503              -        1979(C)
MADISON                                 3,423,303           3,120,948              -        1978(C)
SPRINGFIELD                             4,252,431           4,157,375      3,235,000        1983(A)
CHERRY HILL                             3,026,076           6,778,188      4,600,000        1985(C)
NANUET                                  1,530,626           3,103,420              -        1984(A)
OAKCREEK                                3,040,820           6,533,881      4,770,000        1984(A)
KROGER, OAK CREEK                          19,744             (19,744)             -        1997(A)
NORRISTOWN                              2,766,295           3,839,701              -        1984(A)
SPRINGBORO PIKE                         2,265,257           4,668,852              -        1985(C)
THE CENTRE                                 43,638          16,985,985      8,311,753        1999(A)
LIMA                                      423,175           4,029,076              -        1995(A)
CHARLES TOWN                            3,907,529          11,491,826              -        1985(A)
MUSKEGON                                1,018,300           1,084,626              -        1985(A)
NORTH MIAMI                             3,580,481          11,452,992              -        1985(A)
NEW KENSINGTON                          2,160,982           1,634,497              -        1986(A)
PENN HILLS                              1,195,417             541,872              -        1986(A)
BEAVERCREEK                             2,647,085           3,569,851              -        1986(A)
HAMPTON BAYS                            1,939,006           5,615,914              -        1989(A)
BRIDGEHAMPTON                           6,190,786          20,756,697              -        1972(C)
EASTERN BLVD.                           1,359,474           1,099,446              -        1987(A)
E. PROSPECT ST.                         2,032,189           1,593,321              -        1986(A)
W. MARKET ST.                             828,066             518,803              -        1986(A)
MIDDLETOWN                                858,995             970,222              -        1986(A)
UPPER ALLEN                             1,330,603           1,094,167              -        1986(A)
GETTYSBURG                                547,489             300,286              -        1986(A)
MARTINSBURG                             1,217,586             927,813              -        1986(A)
SOUTH EAST SARASOTA                     1,742,471           5,904,879              -        1989(A)
AIKEN                                     369,296             945,784              -        1989(A)
TYVOLA RD.                              3,287,358           2,943,268              -        1986(A)
RACINE                                  2,078,627           6,346,031              -        1988(A)
WEST MIFFLIN                                    -           1,468,341              -        1986(A)
INDIANAPOLIS                            2,787,694           3,416,081              -        1986(A)
RICHBORO                                3,264,361          11,333,205              -        1986(A)
MILLER ROAD                             3,424,277           3,761,652              -        1986(A)
SANFORD                                 4,631,563          13,828,493              -        1989(A)
CARLE PLACE                               952,834          15,543,923              -        1993(A)
PLAZA EAST                                579,097           7,673,065              -        1995(A)
PLAZA WEST                                283,651           4,310,028              -        1995(A)
MENTOR                                  1,128,794           2,312,344              -        1987(A)
MORSE RD.                               1,457,426           4,063,226              -        1988(A)
HAMILTON RD.                            1,657,420           4,896,500              -        1988(A)
OLENTANGY RIVER RD.                     1,545,791           3,249,828              -        1988(A)
SALEM AVE.                              1,371,755           4,725,762              -        1988(A)
KETTERING                               1,761,157           4,826,894              -        1988(A)
W. BROAD ST.                            1,880,113           6,050,656              -        1988(A)
ELYRIA                                  1,115,380           2,846,001              -        1988(A)
MIDDLEBURG HEIGHTS                      1,176,100           3,246,537              -        1999(A)
CHARDON ROAD                            1,379,434           5,049,484              -        1999(A)
MEMPHIS AVE                             1,343,220           3,401,998              -        1999(A)
RIDGE ROAD                              1,189,270           5,479,017              -        1992(A)
NORTH OLMSTED                           1,124,008           3,214,854              -        1999(A)
GLENWAY AVE                             1,380,505           2,937,927              -        1999(A)
SPRINGFIELD                             1,222,629           3,827,502              -        1988(A)
MENTOR ERIE CMNS.                       3,215,321          13,034,281              -        1988(A)
WEST MARKET ST.                         1,378,074           3,091,611              -        1999(A)
SPRINGDALE                              4,267,690          18,245,772              -        1992(A)
NORTHFIELD ROAD                           605,472           2,391,759              -        1999(A)
EVERHARD RD                             1,124,268           3,238,391              -        1999(A)
WESTERVILLE                             2,283,113          10,445,289              -        1988(A)
SOUTH HIGH ST.                          1,130,458           2,208,967              -        1999(A)
IRONDEQUOIT                             1,682,226           8,746,269              -        1993(A)
WEST GATES                              1,475,308          10,123,497              -        1993(A)
HENRIETTA                               1,332,661           6,415,329              -        1993(A)
ROMIG ROAD                              1,691,835           4,636,514              -        1999(A)
KENT, OH                                  692,542           2,342,626              -        1999(A)
CANTON, OH                                847,266           1,861,010              -        1999(A)
JONESBORO RD. &I-285                      610,601           1,783,104              -        1988(A)
AKRON, OH                                 601,675           1,889,404              -        1999(A)
RICHMOND                                        -           2,371,832              -        1999(A)
GAITHERSBURG                                    -           7,032,425              -        1999(A)
CARNEGIE                                        -           3,298,908              -        1999(A)
HOOVER                                          -           8,014,979              -        1999(A)
HARRISONBURG                                    -           2,008,123              -        1999(A)
COLONIAL HEIGHTS                                -           3,601,449              -        1999(A)
LARGO/LANDOVER                                  -          28,205,372              -        1999(A)
EXTON                                           -           5,072,026              -        1999(A)
HIGHLAND RIDGE PLAZA                       13,199           7,705,199              -        1999(A)


                                                  BUILDING AND     SUBSEQUENT                         BUILDINGS AND
           PROPERTIES                  LAND       IMPROVEMENT    TO ACQUISITION          LAND          IMPROVEMENTS       TOTAL
           ----------                  ----       -----------    --------------          ----          ------------       -----
HAYDEN PLAZA NORTH                    2,015,726      4,126,509         4,010,254           2,015,726      8,136,763      10,152,489
ALHAMBRA, COSTCO                      4,995,639     19,982,557                 -           4,995,639     19,982,557      24,978,196
MADISON PLAZA                         5,874,396     23,476,190            16,333           5,874,396     23,492,523      29,366,919
CHULA VISTA, COSTCO                   6,460,743     25,863,153           940,569           6,460,743     26,803,722      33,264,465
CORONA HILLS, COSTCO                 13,360,965     53,373,453           109,727          13,360,965     53,483,180      66,844,145
WEST FARM SHOPPING CENTER             5,805,969     23,348,024             4,457           5,805,969     23,352,481      29,158,450
LA MIRADA THEATRE CENTER              8,816,741     35,259,965             5,800           8,816,741     35,265,765      44,082,506
METRO SQUARE                          4,101,017     16,410,632            11,591           4,101,017     16,422,223      20,523,240
N.HAVEN, HOME DEPOT                   7,704,968     30,797,640            19,140           7,704,968     30,816,780      38,521,748
CENNTENIAL PLAZA                      4,650,634     18,604,307            44,060           4,650,634     18,648,367      23,299,001
PHOENIX, COSTCO                       5,324,501     21,269,943           122,102           5,324,501     21,392,045      26,716,546
PISCATAWAY TOWN CENTER                3,851,839     15,410,851             5,841           3,851,839     15,416,692      19,268,531
SANTA ANA, HOME DEPOT                 4,592,364     18,345,257                 -           4,592,364     18,345,257      22,937,621
WHITE MARSH, COSTCO                   3,517,018     14,049,542             6,913           3,517,018     14,056,455      17,573,473
WOODGROVE FESTIVAL                    5,049,149     20,822,993         1,231,200           5,049,149     22,054,193      27,103,342
CNETER AT BAYBROOK                    6,941,017     27,727,491             2,408           6,941,017     27,729,899      34,670,916
SHOP AT VISTA RIDGE                   3,257,199     13,029,416            19,992           3,257,199     13,049,408      16,306,607
VISTA RIDGE PLAZA                     2,926,495     11,716,483                 -           2,926,495     11,716,483      14,642,978
MESQUITE TOWN CENTER                  3,757,324     15,061,644           293,011           3,757,324     15,354,655      19,111,979
BRIDEWATER NJ                        14,306,306     27,571,970         7,968,054          14,306,306     35,540,024      49,846,331
RENAISSANCE CENTER                    9,104,379     36,540,873           121,261           9,104,379     36,662,134      45,766,513
KING KULLEN PLAZA                     5,968,082     23,243,404            17,723           5,968,082     23,261,127      29,229,209
MARKET PLACE AT RIVERGATE             2,574,635     10,339,449           344,251           2,574,635     10,683,700      13,258,335
SYCAMORE PLAZA                        1,404,443      5,613,270                 -           1,404,443      5,613,270       7,017,713
PLAZA PASEO DEL-NORTE                 4,653,197     18,633,584           188,101           4,653,197     18,821,685      23,474,882
FRANKLIN TOWNE CENTER                 4,903,113     19,608,193            16,641           4,903,113     19,624,834      24,527,947
RIVERGATE, TN                         3,038,561     12,157,408           119,919           3,038,561     12,277,327      15,315,888
CENTER OF THE HILLS, TX               2,923,585     11,706,145           139,359           2,923,585     11,845,504      14,769,089
VISTA RIDGE PHASE II                  2,276,575      9,106,300                 -           2,276,575      9,106,300      11,382,875
JUAN TABO, ALBUQUERQUE                1,141,200      4,566,817                 -           1,141,200      4,566,817       5,708,017
CASA PALOMA SHOPPING CENTER           4,111,061              -        10,932,746           4,111,061     10,932,746      15,043,808
TROLLEY STATION                       3,303,682     13,218,740                 -           3,303,682     13,218,740      16,522,422
RIVERWALK PLAZA                       2,708,290     10,841,674                 -           2,708,290     10,841,674      13,549,964
ST. CHARLES-UNDEVELOPED LAND            472,036              -           105,755             472,036        105,755         577,791
STATEN ISLAND                         2,280,000      9,027,951         3,994,089           2,280,000     13,022,040      15,302,040
GASTONIA                              2,467,696      9,870,785           403,079           2,467,696     10,273,864      12,741,560
MARGATE                               2,948,530     11,754,120         1,353,202           2,948,530     13,107,322      16,055,852
WALKER                                3,682,478     14,730,060         1,624,691           3,682,478     16,354,751      20,037,229
TAYLOR                                1,451,397      5,806,263            59,406           1,451,397      5,865,669       7,317,066
WATERBURY                             2,253,078      9,017,012            70,956           2,253,078      9,087,968      11,341,046
GREAT BARRINGTON                        642,170      2,547,830         7,155,641           1,427,963      8,917,678      10,345,641
KISSIMMEE                             1,328,536      5,296,652         1,515,262           1,328,536      6,811,914       8,140,450
WESTMONT                                601,655      2,404,604         9,232,117             601,655     11,636,721      12,238,376
RIDGEWOOD                               450,000      2,106,566            28,802             450,000      2,135,368       2,585,368
MELBOURNE                               715,844      2,878,374           337,061             715,844      3,215,435       3,931,279
NORTH BRUNSWICK                       3,204,978     12,819,912        12,536,664           3,204,978     25,356,576      28,561,554
SAND LAKE                             3,092,706     12,370,824           817,227           3,092,706     13,188,051      16,280,757
STUART                                2,109,677      8,415,323           311,542           2,109,677      8,726,865      10,836,542
ROCKINGHAM                            2,660,915     10,643,660         9,974,245           2,660,915     20,617,905      23,278,820
CORAL SPRINGS                           710,000      2,842,907         3,128,997             710,000      5,971,904       6,681,904
SPRINGFIELD                           2,745,595     10,985,778         3,890,910           2,904,022     14,718,261      17,622,283
CHARLESTON                            1,744,430      6,986,094         2,310,537           1,744,430      9,296,631      11,041,061
SAVANNAH                                652,255      2,616,522           149,523             652,255      2,766,045       3,418,300
WEST PALM BEACH                         550,896      2,298,964           352,169             550,896      2,651,133       3,202,029
SOUTH MIAMI                           1,280,440      5,133,825         2,087,239           1,280,440      7,221,064       8,501,504
AUGUSTA                               1,482,564      5,928,122            39,205           1,482,564      5,967,327       7,449,891
ALTAMONTE SPRINGS                       770,893      3,083,574                 -             770,893      3,083,574       3,854,467
KENT                                  2,261,530              -                 -           2,261,530             -       2,261,530
ORLANDO                                 560,800      2,268,112         1,934,609             580,030      4,183,491       4,763,521
DURHAM                                1,882,800      7,551,576           558,862           1,882,800      8,110,438       9,993,238
PHOENIX                                       -              -                 -                   -              -               -
GARLAND                                 210,286        845,845                 -             210,286        845,845       1,056,131
MARLTON PIKE                                  -      4,318,534                 -                   -      4,318,534       4,318,534
CAMDEN                                        -        499,999            79,366                   -        579,365         579,365
CINNAMINSON                             652,123      2,608,491           837,981             652,123      3,446,472       4,098,595
FLORENCE                              1,465,661      6,011,013            35,458           1,465,661      6,046,471       7,512,132
PHOENIX                               2,450,341      9,802,046                 -           2,450,341      9,802,046      12,252,387
MORRISVILLE                              92,286         30,645          (240,683)             92,286       (210,039)       (117,753
CENTER SQUARE                           731,888      2,927,551                 -             731,888      2,927,551       3,659,439
PHILADELPHIA                            731,888      2,927,551                 -             731,888      2,927,551       3,659,439
FEASTERVILLE                            520,521      2,082,083            29,197             520,521      2,111,280       2,631,801
WARRINGTON                              661,189      2,644,755           165,725             661,189      2,810,480       3,471,669
WHITEHALL                                     -      5,195,577             9,231                   -      5,204,808       5,204,808
HARRIS COUNTY                         1,843,000      7,372,420           372,769           2,003,260      7,584,929       9,588,189
HAVERTOWN                               731,888      2,927,551                 -             731,888      2,927,551       3,659,439
EXTON                                   731,888      2,927,551                 -             731,888      2,927,551       3,659,439
GALLERY, PHILADELPHIA PA                      -              -           258,931                   -        258,931         258,931


                                    TOTAL             TOTAL COST,                        DATE OF
                                 ACCUMULATED      NET OF ACCUMULATED                 CONSTRUCTION(C)
           PROPERTIES            DEPRECIATION        DEPRECIATION      ENCUMBRANCES  ACQUISITION(A)
           ----------            ------------        ------------      ------------  --------------
HAYDEN PLAZA NORTH                    106,100          10,046,389              -        1998(A)
ALHAMBRA, COSTCO                      781,231          24,196,965              -        1998(A)
MADISON PLAZA                         908,100          28,458,819              -        1998(A)
CHULA VISTA, COSTCO                   997,695          32,266,770              -        1998(A)
CORONA HILLS, COSTCO                2,042,596          64,801,549              -        1998(A)
WEST FARM SHOPPING CENTER             851,253          28,307,197     14,177,743        1998(A)
LA MIRADA THEATRE CENTER            1,362,588          42,719,918              -        1998(A)
METRO SQUARE                          632,775          19,890,464              -        1998(A)
N.HAVEN, HOME DEPOT                 1,168,058          37,353,690              -        1998(A)
CENNTENIAL PLAZA                      720,338          22,578,663     10,839,395        1998(A)
PHOENIX, COSTCO                       826,056          25,890,490              -        1998(A)
PISCATAWAY TOWN CENTER                594,534          18,673,997     11,143,328        1998(A)
SANTA ANA, HOME DEPOT                 699,653          22,237,968              -        1998(A)
WHITE MARSH, COSTCO                   533,700          17,039,773              -        1998(A)
WOODGROVE FESTIVAL                    787,191          26,316,151              -        1998(A)
CNETER AT BAYBROOK                  1,051,078          33,619,838              -        1998(A)
SHOP AT VISTA RIDGE                   509,370          15,797,237      6,929,324        1998(A)
VISTA RIDGE PLAZA                     457,949          14,185,029      5,939,421        1998(A)
MESQUITE TOWN CENTER                  568,609          18,543,371              -        1998(A)
BRIDEWATER NJ                         270,501          49,575,829              -        1998(C)
RENAISSANCE CENTER                  1,338,166          44,428,347              -        1998(A)
KING KULLEN PLAZA                     935,188          28,294,021              -        1998(A)
MARKET PLACE AT RIVERGATE             375,953          12,882,382              -        1998(A)
SYCAMORE PLAZA                        217,605           6,800,108      1,819,076        1998(A)
PLAZA PASEO DEL-NORTE                 712,184          22,762,698      7,798,956        1998(A)
FRANKLIN TOWNE CENTER                 756,225          23,771,723     12,712,720        1998(A)
RIVERGATE, TN                         443,236          14,872,652              -        1998(A)
CENTER OF THE HILLS, TX               425,533          14,343,556              -        1998(A)
VISTA RIDGE PHASE II                  272,184          11,110,691      5,939,421        1998(A)
JUAN TABO, ALBUQUERQUE                165,815           5,542,202              -        1998(A)
CASA PALOMA SHOPPING CENTER                 -          15,043,808                       1999(C)
TROLLEY STATION                       423,555          16,098,867     11,526,764        1998(A)
RIVERWALK PLAZA                       231,478          13,318,486      8,365,445        1999(A)
ST. CHARLES-UNDERDEVELOPED LAND,           -             577,791              -         1998(A)
STATEN ISLAND                       3,568,271          11,733,769      4,701,150        1989(A)
GASTONIA                            2,563,331          10,178,229              -        1989(A)
MARGATE                             1,997,736          14,058,116              -        1993(A)
WALKER                              2,300,966          17,736,263              -        1993(A)
TAYLOR                                919,641           6,397,425              -        1993(A)
WATERBURY                           1,433,605           9,907,441      5,387,996        1993(A)
GREAT BARRINGTON                      595,593           9,750,047              -        1994(A)
KISSIMMEE                             592,128           7,548,322              -        1996(A)
WESTMONT                              720,763          11,517,612              -        1994(A)
RIDGEWOOD                             326,034           2,259,334              -        1993(A)
MELBOURNE                             441,396           3,489,883              -        1994(A)
NORTH BRUNSWICK                     2,409,280          26,152,273              -        1994(A)
SAND LAKE                           1,854,600          14,426,156              -        1994(A)
STUART                              1,190,489           9,646,053              -        1994(A)
ROCKINGHAM                          1,874,284          21,404,536              -        1994(A)
CORAL SPRINGS                         525,056           6,156,848              -        1994(A)
SPRINGFIELD                         1,528,759          16,093,524              -        1994(A)
CHARLESTON                            844,624          10,196,437              -        1995(A)
SAVANNAH                              291,565           3,126,734              -        1995(A)
WEST PALM BEACH                       240,090           2,961,939              -        1995(A)
SOUTH MIAMI                           707,449           7,794,055              -        1995(A)
AUGUSTA                               616,165           6,833,726              -        1995(A)
ALTAMONTE SPRINGS                     316,264           3,538,203              -        1995(A)
KENT                                        -           2,261,530              -        1995(A)
ORLANDO                               259,690           4,503,831              -        1996(A)
DURHAM                                737,980           9,255,258              -        1996(A)
PHOENIX                                     -                   -              -        1996(A)
GARLAND                                79,248             976,883              -        1996(A)
MARLTON PIKE                          369,106           3,949,428              -        1996(A)
CAMDEN                                      -             579,365              -        1996(A)
CINNAMINSON                            79,388           4,019,208              -        1996(A)
FLORENCE                              350,269           7,161,863              -        1997(A)
PHOENIX                               544,518          11,707,869      7,934,281        1997(A)
MORRISVILLE                                 -            (117,753)             -        1996(A)
CENTER SQUARE                         250,219           3,409,220              -        1996(A)
PHILADELPHIA                          250,219           3,409,220              -        1996(A)
FEASTERVILLE                          160,909           2,470,892              -        1996(A)
WARRINGTON                                  -           3,471,669              -        1996(A)
WHITEHALL                             444,067           4,760,741              -        1996(A)
HARRIS COUNTY                         475,972           9,112,217              -        1997(A)
HAVERTOWN                             250,219           3,409,220              -        1996(A)
EXTON                                 250,219           3,409,220              -        1996(A)
GALLERY, PHILADELPHIA PA                1,615             257,316              -        1996(A)


                                                  BUILDING AND     SUBSEQUENT                         BUILDINGS AND
           PROPERTIES                  LAND       IMPROVEMENT    TO ACQUISITION          LAND          IMPROVEMENTS       TOTAL
           ----------                  ----       -----------    --------------          ----          ------------       -----
EASTWICK                                889,001      2,762,888         2,386,166             889,001      5,149,054       6,038,055
UPPER DARBY                             231,821        927,286         3,049,951             285,828      3,923,230       4,209,058
TAMPA                                 2,820,000     11,283,189           772,311           2,820,000     12,055,500      14,875,500
OCALA                                 1,980,000      7,927,484           554,250           1,980,000      8,481,734      10,461,734
BATON ROUGE                           3,125,527     12,503,083           576,372           3,125,527     13,079,455      16,204,982
WHITE LAKE                            2,300,050      9,249,607         1,085,937           2,300,050     10,335,544      12,635,594
THE SHOPS AT WEST MELBOURNE           2,200,000      8,829,541                 -           2,200,000      8,829,541      11,029,541
LAFAYETTE                             2,115,000      8,508,218         8,173,594           3,678,274     15,118,538      18,796,812
LAFAYETTE                               812,810      3,252,269           953,535             812,810      4,205,804       5,018,614
MANASSAS                              1,788,750      7,162,661            25,357           1,788,750      7,188,018       8,976,768
CORAL SPRINGS                         1,649,000      6,626,301            48,864           1,649,000      6,675,165       8,324,165
STATEN ISLAND                         2,940,000     11,811,964            50,328           2,940,000     11,862,292      14,802,292
GREENVILLE                            2,209,812      8,850,864            20,631           2,209,812      8,871,495      11,081,307
MT. DORA                              1,011,000      4,062,890                 -           1,011,000      4,062,890       5,073,890
SOUTH PLAINES PLAZA, TX               1,890,000      7,577,145            83,854           1,890,000      7,661,000       9,551,000
KIMCO MESA 679, INC. AZ               2,915,000     11,686,291           362,341           2,915,000     12,048,632      14,963,632
DENVER WEST 38TH STREET                 161,167        646,983                 -             161,167        646,983         808,150
VILLAGE ON THE PARK                   2,194,463      8,885,987           (40,326)          2,194,463      8,845,661      11,040,124
ENGLEWOOD PHAR MOR                      805,837      3,232,650                 -             805,837      3,232,650       4,038,487
HERITAGE WEST                         1,526,576      6,124,074            79,252           1,526,576      6,203,326       7,729,902
AURORA QUINCY                         1,148,317      4,608,249           107,971           1,148,317      4,716,220       5,864,537
SPRING CREEK COLORADO                 1,423,260      5,718,813            11,939           1,423,260      5,730,752       7,154,012
AURORA EAST BANK                      1,500,568      6,180,103            64,006           1,500,568      6,244,109       7,744,677
MARSHALL PLAZA, CRANSTON RI           1,886,600      7,575,302           100,885           1,886,600      7,676,187       9,562,787
N. CHARLESTON                         2,965,748     11,895,294            28,105           2,965,748     11,923,399      14,889,147
ORLAND PARK, IL                               -              -                 -                   -              -               -
SCHAUMBURG, IL                                -              -                 -                   -              -               -
DOWNERS GROVE, IL                             -              -                 -                   -              -               -
KIMCO CARY 696, INC.                  2,180,000      8,756,865                 -           2,180,000      8,756,865      10,936,865
KIMCO LAFAYETTE MARKET PLACE          4,184,000     16,752,165                 -           4,184,000     16,752,165      20,936,165
BAYSHORE GARDENS, BRADENTON FL        2,901,000     11,738,955           155,817           2,901,000     11,894,772      14,795,772
SANTEE TOWN CENTER                    2,252,812      9,012,256           119,132           2,252,812      9,131,388      11,384,200
NORTH POINT SHOPPING CENTER           1,935,380      7,800,746            83,052           1,935,380      7,883,798       9,819,178
CEDAR HILL CROSSING                   4,091,048              -         6,332,880           4,091,048      6,332,880      10,423,928
MALLWOODS CENTER                      4,279,811              -           366,613           4,279,811        366,613       4,646,423
VILLAGE COMMON SHOPPING CENTER        2,192,331      8,774,158            52,326           2,192,331      8,826,484      11,018,815
FORUM AT OLYMPIA PARKWAY              9,336,073              -         9,054,329           9,336,073      9,054,329      18,390,402
SHARPSTOWN COURT                      1,560,010      6,245,807                 -           1,560,010      6,245,807       7,805,817
SOUTHDALE SHOPPING CENTER             1,720,330      6,916,294                 -           1,720,330      6,916,294       8,636,624
DOWNERS PARK PLAZA                    2,510,455     10,164,494                 -           2,510,455     10,164,494      12,674,949
PADUCAH MALL, KY                              -      1,047,281          (123,196)                  -        924,085         924,085
PLAZA AT ROCKFORD, IL                         -         83,158                 -                   -         83,158          83,158
KRC ST. CHARLES                               -        550,204                 -                   -        550,204         550,204
SPRINGFIELD, MACARTHUR                        -        131,091                 -                   -        131,091         131,091
RICHMOND                                670,500      2,751,375                 -             670,500      2,751,375       3,421,875
YONKERS                                 871,977      3,487,909                 -             871,977      3,487,909       4,359,886
ALTON, BELTLINE HWY                     329,532      1,987,981            49,337             329,532      2,037,318       2,366,850
KIRKWOOD                                     -      9,704,005            65,309                  -      9,769,314         9,769,314
ST. LOUIS, CHRISTY BLVD.                809,087      4,430,514           767,692             809,087      5,198,206       6,007,293
OVERLAND PARK, MELCALF                1,183,911      6,335,308           132,624           1,185,906      6,465,937       7,651,843
INDEPENDENCE, NOLAND DR.              1,728,367      8,951,101            18,246           1,731,300      8,966,414      10,697,714
KANSAS CITY, STATE AVE.               1,692,301      8,763,689             2,872           1,695,173      8,763,689      10,458,862
BELLEVILLE, WESTFIELD PLAZA                   -      5,372,253                 -                   -      5,372,253       5,372,253
ORLAND PARK, S. HARLEM                  476,972      2,764,775           525,253             476,972      3,290,028       3,767,000
TULSA                                   500,950      2,002,508                 -             500,950      2,002,508       2,503,458
WATERLOO                                500,525      2,002,101                 -             500,525      2,002,101       2,502,626
CLIVE                                   500,525      2,002,101                 -             500,525      2,002,101       2,502,626
DES MOINES                              500,525      2,559,019            15,675             500,525      2,574,694       3,075,219
PLANO                                   500,414      2,830,835                 -             500,414      2,830,835       3,331,249
WEST OAKS                               500,422      2,001,687                 -             500,422      2,001,687       2,502,109
ARLINGTON                               500,414      2,001,656                 -             500,414      2,001,656       2,502,070
DUNCANVILLE                             500,414      2,001,656                 -             500,414      2,001,656       2,502,070
GARLAND                                 500,414      2,001,656                 -             500,414      2,001,656       2,502,070
HOUSTON                                 500,422      2,001,687                 -             500,422      2,001,687       2,502,109
GENEVA                                  500,422     12,917,712                 -             500,422     12,917,712      13,418,134
BAYTOWN                                 500,422      2,431,651                 -             500,422      2,431,651       2,932,073
FT. WORTH                               500,414      2,426,533                 -             500,414      2,426,533       2,926,947
BRADLEY                                 500,422      2,001,687                 -             500,422      2,001,687       2,502,109
O'FALLON                                      -             -                  -                   -              -               -
N. RICHLAND HILLS                     1,000,000             -             65,837           1,065,837              -       1,065,837
CORSICANA                               989,061      3,990,595                 -             989,061      3,990,595       4,979,656
OVERLAND                                      -      4,928,677           120,104                   -      5,048,781       5,048,781
CREVE COEUR, WOODCREST/OLIVE          1,044,598      5,475,623           588,262           1,046,371      6,062,112       7,108,483
ST. LOUIS                                     -      5,756,736           170,490                   -      5,927,226       5,927,226
PEORIA                                        -      5,081,290         1,244,587                   -      6,325,877       6,325,877
KANSAS CITY                             574,777      2,971,191           221,335             574,777      3,192,526       3,767,303
ST. LOUIS                                     -      2,766,644                 -                   -      2,766,644       2,766,644


                                        TOTAL             TOTAL COST,                        DATE OF
                                     ACCUMULATED      NET OF ACCUMULATED                 CONSTRUCTION(C)
           PROPERTIES                DEPRECIATION        DEPRECIATION      ENCUMBRANCES  ACQUISITION(A)
           ----------                ------------        ------------      ------------  --------------
EASTWICK                                        -           6,038,055      4,984,330        1997(A)
UPPER DARBY                                     -           4,209,058      3,916,259        1996(A)
TAMPA                                     823,382          14,052,118              -        1997(A)
OCALA                                     536,105           9,925,629              -        1997(A)
BATON ROUGE                               813,014          15,391,968              -        1997(A)
WHITE LAKE                                843,603          11,791,991              -        1996(A)
THE SHOPS AT WEST MELBOURNE               414,480          10,615,061              -        1998(A)
LAFAYETTE                                 577,263          18,219,549              -        1997(A)
LAFAYETTE                                 265,328           4,753,287              -        1997(A)
MANASSAS                                  390,788           8,585,980              -        1997(A)
CORAL SPRINGS                             353,910           7,970,254              -        1997(A)
STATEN ISLAND                             606,580          14,195,712      5,096,736        1997(A)
GREENVILLE                                439,469          10,641,838              -        1997(A)
MT. DORA                                  217,035           4,856,855              -        1997(A)
SOUTH PLAINES PLAZA, TX                   339,670           9,211,329      6,249,878        1998(A)
KIMCO MESA 679, INC. AZ                   524,078          14,439,554              -        1998(A)
DENVER WEST 38TH STREET                    31,776             776,374              -        1998(A)
VILLAGE ON THE PARK                       434,844          10,605,280              -        1998(A)
ENGLEWOOD PHAR MOR                        158,779           3,879,708      1,344,462        1998(A)
HERITAGE WEST                             300,932           7,428,970              -        1998(A)
AURORA QUINCY                             226,343           5,638,194      2,710,036        1998(A)
SPRING CREEK COLORADO                     280,803           6,873,209              -        1998(A)
AURORA EAST BANK                          299,819           7,444,858              -        1998(A)
MARSHALL PLAZA, CRANSTON RI               355,718           9,207,069              -        1998(A)
N. CHARLESTON                             458,016          14,431,131              -        1997(A)
ORLAND PARK, IL                                 -                   -              -        1998(A)
SCHAUMBURG, IL                                  -                   -              -        1998(A)
DOWNERS GROVE, IL                               -                   -              -        1998(A)
KIMCO CARY 696, INC.                      373,756          10,563,109              -        1998(A)
KIMCO LAFAYETTE MARKET PLACE              642,329          20,293,836              -        1998(A)
BAYSHORE GARDENS, BRADENTON FL            474,344          14,321,428              -        1998(A)
SANTEE TOWN CENTER                        231,058          11,153,143              -        1998(A)
NORTH POINT SHOPPING CENTER               215,352           9,603,825      7,374,655        1998(A)
CEDAR HILL CROSSING                        38,177          10,385,751              -        1998(A)
MALLWOODS CENTER                                -           4,646,423                       1999(C)
VILLAGE COMMONS SHOPPING CENTER           224,854          10,793,961              -        1998(A)
FORUM AT OLYMPIA PARKWAY                        -          18,390,402                       1999(C)
SHARPSTOWN COURT                          146,668           7,659,149      5,977,915        1999(A)
SOUTHDALE SHOPPING CENTER                 132,333           8,504,291      5,602,430        1999(A)
DOWNERS PARK PLAZA                        236,026          12,438,924                       1999(A)
PADUCAH MALL, KY                           41,183             882,903              -        1998(A)
PLAZA AT ROCKFORD, IL                       2,843              80,315              -        1998(A)
KRC ST. CHARLES                            14,108             536,096              -        1998(A)
SPRINGFIELD, MACARTHUR                      4,430             126,661              -        1998(A)
RICHMOND                                  140,296           3,281,579              -        1995(A)
YONKERS                                   398,862           3,961,024              -        1998(A)
ALTON, BELTLINE HWY                       442,691           1,924,159              -        1998(A)
KRIKWOOD                                  352,078           9,417,236              -        1998(A)
ST. LOUIS, CHRISTY BLVD.                   43,782           5,963,511              -        1998(A)
OVERLAND PARK, MELCALF                    182,582           7,469,260              -        1998(A)
INDEPENDENCE, NOLAND DR.                  323,042          10,374,672              -        1998(A)
KANSAS CITY, STATE AVE.                   316,286          10,142,576              -        1998(A)
BELLEVILLE, WESTFIELD PLAZA               195,068           5,177,185              -        1998(A)
ORLAND PARK, S. HARLEM                     58,848           3,708,152              -        1998(A)
TULSA                                     201,254           2,302,204              -        1996(A)
WATERLOO                                  201,066           2,301,560              -        1996(A)
CLIVE                                     201,066           2,301,560              -        1996(A)
DES MOINES                                231,488           2,843,731              -        1996(A)
PLANO                                     230,331           3,100,918              -        1996(A)
WEST OAKS                                 201,019           2,301,090              -        1996(A)
ARLINGTON                                 201,019           2,301,051              -        1996(A)
DUNCANVILLE                               201,019           2,301,051              -        1996(A)
GARLAND                                   201,019           2,301,051              -        1996(A)
HOUSTON                                   201,019           2,301,090              -        1996(A)
GENEVA                                    592,217          12,825,917      9,871,255        1996(A)
BAYTOWN                                   217,164           2,714,909              -        1996(A)
FT. WORTH                                 201,019           2,725,928              -        1996(A)
BRADLEY                                   216,008           2,286,101              -        1996(A)
O'FALLON                                        -                   -              -        1997(A)
N. RICHLAND HILLS                               -           1,065,837              -        1997(A)
CORSICANA                                 382,907           4,596,749              -        1997(A)
OVERLAND                                  297,957           4,750,824              -        1997(A)
CREVE COEUR, WOODCREST/OLIVE              196,927           6,911,557              -        1998(A)
ST. LOUIS                                 348,422           5,578,805              -        1997(A)
PEORIA                                    246,731           6,079,146              -        1997(A)
KANSAS CITY                               161,318           3,605,986              -        1997(A)
ST. LOUIS                                 152,973           2,613,671              -        1997(A)


                                                  BUILDING AND     SUBSEQUENT                         BUILDINGS AND
           PROPERTIES                  LAND       IMPROVEMENT    TO ACQUISITION          LAND          IMPROVEMENTS       TOTAL
           ----------                  ----       -----------    --------------          ----          ------------       -----
OAK LAWN                              1,530,111      8,776,631            36,989           1,530,111      8,813,620      10,343,731
CALUMET CITY                          1,479,217      8,815,760            21,730           1,479,217      8,837,490      10,316,707
OAKBROOK TERRACE                      1,527,188      8,679,108                 -           1,527,188      8,679,108      10,206,296
MATTERSON                               950,515      6,292,319            21,585             950,515      6,313,904       7,264,419
MT. PROSPECT                          1,017,345      6,572,176           303,747           1,017,345      6,875,923       7,893,268
ST. PETERS                            1,182,194      7,423,459            24,725           1,182,194      7,448,184       8,630,378
CHICAGO, S. PULASKI RD.               1,611,612      8,252,282            24,437           1,614,319      8,274,012       9,888,331
KANSAS CITY                             775,025      5,046,021                 -             775,025      5,046,021       5,821,046
ROELAND PARK                                  -      5,120,323         1,526,129             296,000      6,350,452       6,646,452
MAPLEWOOD                               604,803      4,619,578            37,173             604,803      4,656,751       5,261,554
NORRIDGE                                      -      2,918,315                 -                   -      2,918,315       2,918,315
COUNTRYSIDE                                   -      4,770,671            35,625                   -      4,806,296       4,806,296
DUBUQUE                                       -      2,152,476                 -                   -      2,152,476       2,152,476
CARBONDALE                                    -        500,000                 -                   -        500,000         500,000
MERRILLVILLE                                  -      1,965,694            74,450                   -      2,040,144       2,040,144
CRYSTAL CITY, MI                              -        234,378                 -                   -        234,378         234,378
GRIFFITH                                      -      2,495,820           (19,188)                  -      2,476,632       2,476,632
DOWNER GROVE                            811,778      4,322,956         1,481,723             811,778      5,804,679       6,616,457
CHICAGO                                       -      3,716,745            15,625                   -      3,732,370       3,732,370
SKOKIE                                        -      2,276,360            46,025                   -      2,322,385       2,322,385
SCHAUMBURG                                    -      2,576,673                 -                   -      2,576,673       2,576,673
CHICAGO                                       -      2,687,046            48,916                   -      2,735,962       2,735,962
MIDWEST CITY                          1,435,506      7,370,459             2,424           1,437,930      7,370,459       8,808,389
DAVENPORT                                     -              -                 -                   -              -               -
TULSA                                         -              -           131,399                   -        131,399         131,399
ELGIN, AIRPORT RD.                    2,728,647     12,624,998                 -           2,728,647     12,624,998      15,353,645
FOREST PARK                                   -      2,335,884                 -                   -      2,335,884       2,335,884
NAPERVILLE                              669,483      4,464,998                 -             669,483      4,464,998       5,134,481
INDIANAPOLIS                                  -              -                 -                   -              -               -
NILES                                         -      2,217,231           134,809                   -      2,352,040       2,352,040
ARLINGTON                             3,160,203      2,285,377                 -           3,160,203      2,285,377       5,445,580
JOLIET                                        -              -                 -                   -              -               -
SPRINGFIELD,GLENSTONE AVE.                    -        608,793           122,944                   -        731,737         731,737
CHAMPAIGN, NEIL ST.                     230,519      1,285,460            49,327             230,519      1,334,787       1,565,306
SOUTH SHIELDS, OKLAHOMA                       -        457,015                 -                   -        457,015         457,015
CAPE GIRARDEAU                                -      2,242,469                 -                   -      2,242,469       2,242,469
MUNDELIEN, S. LAKE                    1,127,720      5,826,129             1,914           1,129,634      5,826,129       6,955,763
BRIDGETON                                     -      2,196,834                 -                   -      2,196,834       2,196,834
EDMOND                                  477,036      3,591,493                 -             477,036      3,591,493       4,068,529
HOUSTON                                 406,513      1,939,253            32,984             406,513      1,972,237       2,378,750
CORPUS CHRISTI, TX                            -        944,562           112,500                   -      1,057,062       1,057,062
ST. JOSEPH, N. BELT HWY                 203,596      1,129,889           189,267             203,596      1,319,156       1,522,752
FAIRVIEW HTS, BELLVILLE RD.                   -     11,866,880                 -                   -     11,866,880      11,866,880
OKLAHOMA CITY                                 -             -                  -                   -              -               -
SOUTH BEND, S. HIGH ST.                 183,463      1,070,401           196,858             183,463      1,267,259       1,450,722
SHAWNEE, KANSAS                               -        405,770                 -                   -        405,770         405,770
ELSTON                                1,010,375      5,692,211                 -           1,010,375      5,692,211       6,702,586
WAUKEGAN, BELVIDERE                     203,427      1,161,847            37,012             203,772      1,198,514       1,402,286
S. CICERO                                     -      1,541,560           149,203                   -      1,690,763       1,690,763
AURORA, N. LAKE                       2,059,908      9,531,721                 -           2,059,908      9,531,721      11,591,629
CRYSTAL LAKE, NW HWY                    179,964      1,025,811            19,645             180,269      1,045,151       1,225,420
KRC PETERSON AVE                      2,215,960     10,253,981                 -           2,215,960     10,253,981      12,469,941
KRC BRIDGEVIEW                                -             -            359,272                   -        359,272         359,272
KRC MISHAWAKA 895                       378,088      1,999,079               642             378,730      1,999,079       2,377,809
KRC ARLINGTON HEIGHT                  1,983,517      9,178,272                 -           1,983,517      9,178,272      11,161,789
KRC STREAMWOOD                          181,962      1,057,740           181,885             181,962      1,239,625       1,421,587
ADDISON, IL                           2,837,548     13,128,480                 -           2,837,548     13,128,480      15,966,028
KIMCO ST. CHARLES                             -             -            583,470             583,470              -         583,470
KIMCO SELECT                          5,602,953     34,478,323         4,572,770           7,212,892     37,441,154      44,654,046
BALANCE OF PORTFOLIO                  2,715,721      4,171,509        19,275,543           3,132,004     23,030,769      26,162,774

                                  -------------------------------------------------------------------------------------------------

                                   $481,419,320 $2,033,658,806      $435,972,178        $491,761,677 $2,459,288,627  $2,951,050,304
                                  =================================================================================================



                                     TOTAL             TOTAL COST,                        DATE OF
                                  ACCUMULATED      NET OF ACCUMULATED                 CONSTRUCTION(C)
           PROPERTIES             DEPRECIATION        DEPRECIATION      ENCUMBRANCES  ACQUISITION(A)
           ----------             ------------        ------------      ------------  --------------
OAK LAWN                               426,934           9,916,797             -        1997(A)
CALUMET CITY                           415,533           9,901,174             -        1997(A)
OAKBROOK TERRACE                       427,362           9,778,934             -        1997(A)
MATTERSON                              282,961           6,981,458             -        1997(A)
MT. PROSPECT                           299,561           7,593,707             -        1997(A)
ST. PETERS                             376,565           8,253,813             -        1997(A)
CHICAGO, S. PULASKI RD.                294,044           9,594,287             -        1998(A)
KANSAS CITY                            253,502           5,567,544             -        1997(A)
ROELAND PARK                           310,364           6,336,088             -        1997(A)
MAPLEWOOD                              221,918           5,039,637             -        1997(A)
NORRIDGE                               162,366           2,755,949             -        1997(A)
COUNTRYSIDE                            231,763           4,574,533             -        1997(A)
DUBUQUE                                117,722           2,034,754             -        1997(A)
CARBONDALE                              12,820             487,180             -        1997(A)
MERRILLVILLE                           118,775           1,921,369             -        1997(A)
CRYSTAL CITY, MI                         7,392             226,986             -        1997(A)
GRIFFITH                               127,990           2,348,642             -        1997(A)
DOWNER GROVE                           206,885           6,409,572             -        1997(A)
CHICAGO                                189,590           3,542,780             -        1997(A)
SKOKIE                                  77,053           2,245,333             -        1997(A)
SCHAUMBURG                             142,855           2,433,818             -        1997(A)
CHICAGO                                145,502           2,590,461             -        1997(A)
MIDWEST CITY                           281,444           8,526,945             -        1998(A)
DAVENPORT                                    -                   -             -        1997(A)
TULSA                                    4,584             126,815             -        1997(A)
ELGIN, AIRPORT RD.                     457,062          14,896,583             -        1998(A)
FOREST PARK                            134,298           2,201,586             -        1997(A)
NAPERVILLE                             198,143           4,936,338             -        1997(A)
INDIANAPOLIS                                (1)                  1             -        1997(A)
NILES                                  136,112           2,215,928             -        1997(A)
ARLINGTON                              125,651           5,319,929             -        1997(A)
JOLIET                                       -                   -             -        1997(A)
SPRINGFIELD,GLENSTONE AVE.              22,412             709,325             -        1998(A)
CHAMPAIGN, NEIL ST.                     26,735           1,538,571             -        1998(A)
SOUTH SHIELDS, OKLAHOMA                 15,329             441,686             -        1997(A)
CAPE GIRARDEAU                         117,102           2,125,367             -        1997(A)
MUNDELIEN, S. LAKE                     210,412           6,745,351             -        1998(A)
BRIDGETON                              128,036           2,068,798             -        1997(A)
EDMOND                                 173,788           3,894,741             -        1997(A)
HOUSTON                                108,854           2,269,896             -        1997(A)
CORPUS CHRISTI, TX                      36,994           1,020,068             -        1997(A)
ST. JOSEPH, N. BELT HWY                 11,017           1,511,735             -        1998(A)
FAIRVIEW HTS, BELLVILLE RD.            430,704          11,436,176             -        1998(A)
OKLAHOMA CITY                               (1)                  1             -        1997(A)
SOUTH BEND, S. HIGH ST.                 22,478           1,428,244             -        1998(A)
SHAWNEE, KANSAS                         13,350             392,420             -        1997(A)
ELSTON                                 206,444           6,496,142             -        1997(A)
WAUKEGAN, BELVIDERE                     23,813           1,378,474             -        1998(A)
S. CICERO                               96,056           1,594,707             -        1997(A)
AURORA, N. LAKE                        345,057          11,246,572             -        1998(A)
CRYSTAL LAKE, NW HWY                    36,041           1,189,379             -        1998(A)
KRC PETERSON AVE                       371,209          12,098,732             -        1998(A)
KRC BRIDGEVIEW                               -             359,272             -        1998(A)
KRC MISHAWAKA 895                       71,718           2,306,091             -        1998(A)
KRC ARLINGTON HEIGHT                   332,259          10,829,530             -        1998(A)
KRC STREAMWOOD                          23,035           1,398,551             -        1998(A)
ADDISON, IL                            475,293          15,490,735             -        1998(A)
KIMCO ST. CHARLES                            -             583,470                      1999(A)
KIMCO SELECT                         2,339,103          42,314,943     14,015,943       VARIOUS
BALANCE OF PORTFOLIO                12,560,088          13,602,685             -        VARIOUS

                                  ------------------------------------------------------

                                  $323,737,853      $2,627,312,451   $212,321,000
                                  ======================================================


Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of income is calculated over the estimated useful lives of the assets as follows:

     Buildings.............15 to 39 years
     Improvements..........Terms of leases or useful lives, whichever is shorter

The aggregate cost for Federal income tax purposes was approximately $2,850 million at December 31, 1999.

The changes in total real estate assets for the years ended December 31, 1999, 1998 and 1997 are as follows:



                                                                                       1999              1998            1997
                                                                                 ---------------------------------------------------
               Balance, beginning of period...................                    $3,023,901,985    $1,404,196,159   $1,072,055,986
                 Acquisitions...........................                             306,425,242     1,573,163,394      276,119,791
                 Improvements.........................                                81,041,623        58,298,913       61,144,440
                 Transfers to unconsolidated joint ventures.......................  (450,227,174)                -                -
                 Sales...................................                            (10,091,372)      (11,756,481)      (5,124,058)
                                                                                 ---------------------------------------------------

               Balance, end of period...................                          $2,951,050,304    $3,023,901,985   $1,404,196,159
                                                                                 ===================================================

The changes in accumulated depreciation for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                                       1999              1998            1997
                                                                                 ---------------------------------------------------

               Balance, beginning of period........................                 $255,949,923      $207,408,091     $180,552,647
                 Charged to accumulated depreciation...............                   13,194,587                 -                -
                 Depreciation for year......................                          65,164,326        48,934,560       28,371,587
                 Transfers to unconsolidated joint ventures.......................    (9,678,518)                -                -
                 Sales..............................                                    (892,465)         (392,728)      (1,516,143)
                                                                                 ---------------------------------------------------

               Balance, end of period......................                         $323,737,853      $255,949,923     $207,408,091
                                                                                 ===================================================

                   Kimco Realty Corporation and Subsidiaries
         Computation of Ratio of Earnings to Combined Fixed Charges and
                           Preferred Stock Dividends
                      For the Year Ended December 31, 1999


Income before extraordinary items                           $176,777,537

Add:
  Interest on indebtedness                                    81,667,211
  Amortization of debt related expenses                        2,512,274
  Portion of rents representative of the
    interest factor                                            6,360,643
                                                            ------------
                                                             267,317,665


Adjustment for equity share in partnerships                   (9,021,568)
                                                            ------------

  Income before extraordinary items, as adjusted            $258,296,097
                                                            ============

Combined fixed charges and preferred stock dividends-
  Interest on indebtedness                                    86,073,607
  Preferred stock dividends                                   26,478,323
  Amortization of debt related expenses                        2,351,649
  Portion of rents representative of the interest factor       6,360,643
                                                            ------------

    Combined fixed charges and preferred stock dividends    $121,264,222
                                                            ============

Ratio of Earnings to Combined Fixed Charges and
  Preferred Stock Dividends                                          2.1
                                                            ============

                   Kimco Realty Corporation and Subsidiaries
         Computation of Ratio of Earnings to Combined Fixed Charges and
                           Preferred Stock Dividends
                      For the Year Ended December 31, 1999


Funds from Operations, Available to Common Stockholders     $221,402,575

Add:

  Interest on indebtedness                                    81,667,211
  Preferred stock dividends                                   26,478,323
  Portion of rents representative of the
    interest factor                                            6,360,643
                                                            -------------
                                                             335,908,752

Adjustment for equity share in partnerships                  (14,260,933)
                                                            -------------
    Funds from operations, as adjusted                      $321,647,819
                                                            =============

Combined fixed charges and preferred stock dividends-
  Interest on indebtedness                                  $ 86,073,607
  Preferred stock dividends                                   26,478,323
  Portion of rents representative of the interest factor       6,360,643
                                                            ------------
    Combined fixed charges and preferred stock dividends    $118,912,573
                                                            =============
Ratio of Funds from Operations to Combined Fixed Charges
  and Preferred Stock Dividends                                      2.7
                                                            =============

44 PLAZA, INC.
AUK REALTY CORPORATION
BRENDA PROPERTIES
CARROLWOOD COMMONS OUTPARCEL CORP.
EAST END OPERATING CORP.
FOX HILL II, INC.
FOX HILL POUGHKEEPSIE, INC.
GC ACQUISITION CORP.
HARVEST OF NASHVILLE, INC.
HARVEST PROPERTIES, INC.
KCH ACQUISITION, INC.
KCHGC, INC.
KIMSQUARE CHIPPEWA 460, INC.
KIMSQUARE GLEN BURNIE 474, INC.
KIMSQUARE HOMEWOOD 461, INC.
KIMCOAST OF WARREN, INC.
KIMCADE, INC.
KIMCAL CORPORATION
KIMCO 118 O/P, INC.
KIMCO 120 O/P, INC.
KIMCO 413B, INC.
KIMCO 420, INC.
KIMCO 632, INC.
KIMCO ACADIANA 670, INC.
KIMCO ALTAMONTE SPRINGS 636, INC.
KIMCO ANAHEIM, INC.
KIMCO AUGUSTA 635, INC.
KIMCO AUSTIN 589, INC.
KIMCO AUTOVENTURE, INC.
KIMCO BATON ROUGE 666, INC.
KIMCO BLACKWOOD 644, INC.
KIMCO BT CORP. KIMCO BUCKS 651, INC.
KIMCO BRADENTON 698, INC.
KIMCO BUCKS 651, INC.
KIMCO BUSTLETON 612, INC.
KIMCO CARY 696, INC.
KIMCO CASA PALOMA 592, INC.
KIMCO CAMBRIDGE 242, INC.
KIMCO CANTON 182, INC.
KIMCO CARROLLWOOD 664, INC.
KIMCO CEDAR HILL CROSSING 712, INC.
KIMCO CENTEREACH 605, INC.
KIMCO CHARLESTON 631, INC.
KIMCO CHARLOTTE 192, INC.
KIMCO CINNAMINSON 645, INC.
KIMCO CLAWSON 143, INC.
KIMCO COLUMBUS, INC.
KIMCO CONCOURSE, INC.
KIMCO CORAL SPRINGS 623, INC.
KIMCO COTTMAN 294, INC.
KIMCO CRANSTON 691, INC.

KIMCO CROSS CREEK 607, INC.
KIMCO DECATUR 797, INC.
KIMCO DENVER 680, INC.
KIMCO DEV. OF MCINTOSH SARASOTA
KIMCO DEV. OF MENTOR, INC.
KIMCO DEV. OF MUSKEGON, INC.
KIMCO DEV. OF NEW KENSINGTON, INC.
KIMCO DEV. OF SEMINOLE SANFORD, INC.
KIMCO DEV. OF TROY, INC.
KIMCO DEV. OF TYVOLA, INC.
KIMCO DEV. OF WATERLOO AKRON, INC.
KIMCO DOVER 501, INC.
KIMCO DOWNERS PARK 764, INC.
KIMCO DURHAM 639, INC.
KIMCO EAGLEDALE, INC.
KIMCO EAST BANK 689, INC.
KIMCO ELEVEN MTG. CORP.
KIMCO ENFIELD 611, INC.
KIMCO ENGELWOOD 683, INC.
KIMCO FARMINGTON 146, INC.
KIMCO FT. PIERCE 147, INC.
KIMCO FLORENCE 646, INC.
KIMCO FORUM 717, INC.
KIMCO GALLERY 660, INC.
KIMCO GARLAND 642, INC.
KIMCO GATES 149, INC.
KIMCO GENEVA 822, INC.
KIMCO GREAT BARRINGTON 609, INC.
KIMCO GREEN ORCHARD 606, INC.
KIMCO GREENRIDGE 674, INC.
KIMCO GREENVILLE 676, INC.
KIMCO HAYDEN PLAZA 604, INC.
KIMCO HAZELWOOD, INC.
KIMCO HOUMA 274, LLC
KIMCO JOPLIN 707, INC.
KIMCO JUAN TABO PLAZA 591, INC.
KIMCO KENT 637, INC.
KIMCO KISSIMMEE 613, INC.
KIMCO KML, INC.
KIMCO LAFAYETTE 671, INC.
KIMCO LAFAYETTE MARKET PLACE 697, INC.
KIMCO LAKEWOOD 684, INC.
KIMCO LANDMARK STATION 275, INC.
KIMCO LARGO 136, INC.
KIMCO LARGO 139, INC.
KIMCO LAUREL, INC.
KIMCO LAUREL 173, INC.
KIMCO LEWISVILLE 568, INC.
KIMCO LEXINGTON 140, INC.
KIMCO LIVONIA, INC.
KIMCO LUBBOCK 678, INC.
KIMCO MANASSAS 672, INC.

KIMCO MELBOURNE 616, INC.
KIMCO MANAGEMENT OF NEW JERSEY
KIMCO MANAGEMENT OF MARYLAND, INC.
KIMCO MAPLEWOOD 673, INC.
KIMCO MESA 679, INC.
KIMCO MIAMISBURG 714, INC.
KIMCO MORRISVILLE 648, INC.
KIMCO MOUNTAINSIDE PHOENIX 647, INC.
KIMCO MT. DORA 677, INC.
KIMCO NORTH BRUNSWICK 617, INC.
KIMCO NORTH RIVERS 692, INC.
KIMCO NORTHWEST SQUARE 597, INC.
KIMCO OCALA 665, INC.
KIMCO OPPORTUNITY, INC.
KIMCO ORLANDO 638, INC.
KIMCO PALMER PARK 654, INC.
KIMCO PEPPERTREE 604, INC.
KIMCO PEPPERTREE, INC.
KIMCO PHILMED, INC.
KIMCO PLANO 768, INC.
KIMCO PORT WASHINGTON 675, INC.
KIMCO PROPERTIES, INC.
KIMCO PROPS. NASHVILLE, INC.
KIMCO PURCHASING AGENCY CORPORATION
KIMCO QUINCEY PLACE 685, INC.
KIMCO RALEIGH 177, INC.
KIMCO RALPH'S CORNER 659, INC.
KIMCO REGENCY PLAZA 207, INC.
KIMCO RICHMOND 800, INC.
KIMCO RIDGEWOOD 615, INC.
KIMCO RIVERGATE 588, INC.
KIMCO RIVERWALK 595, INC.
KIMCO ROCKINGHAM 620, INC.
KIMCO SACRAMENTO 788, INC.
KIMCO SAND LAKE 618, INC.
KIMCO SANTEE 705, INC.
KIMCO SARASOTA 378, INC.
KIMCO SAVANNAH 185, INC.
KIMCO SELECT TREXLER 663, INC.
KIMCO SHARONVILLE 276, INC.
KIMCO SHARPSTOWN 719, INC.
KIMCO SOUTH MIAMI 634, INC.
KIMCO SOUTH PARKER 682, INC.
KIMCO SOUTHDALE 757, INC.
KIMCO SOUTHINGTON 610, INC.
KIMCO SPRING CREEK 686, INC.
KIMCO ST. CHARLES, INC.
KIMCO STOCKTON 324, INC.
KIMCO TALLAHASSEE 715, INC.
KIMCO TITLE CORPORATION
KIMCO TOWSON 621, INC.

KIMCO TROLLEY STATION 594, INC.
KIMCO WARRINGTON 652, INC.
KIMCO WATERBURY 608, INC.
KIMCO WEST MELBOURNE 668, INC.
KIMCO WEST PALM BEACH 633, INC.
KIMCO WESTERVILLE 178, INC.
KIMCO WESTMONT 614, INC.
KIMCO WHITE LAKE 667, INC.
KIMCO WM148, INC.
KIMCO WOODFOREST 655, INC.
KIMCO YONKERS 801, INC.
KIMCO DEV. OF WOOSTER, INC.
KIMCO DEV. OF 31 SOUTH, INC.
KIMCO DEV. OF AIKEN, INC.
KIMCO DEV. OF GASTONIA, INC.
KIMCO DEV. OF GIANTS, INC.
KIMCO DEV. OF GREENWOOD OP. INC.
KIMCO DEV. OF HAMPTON BAYS, INC.
KIMCO DEV. OF KETTERING, INC.
KIMCO OF CHERRY HILL, INC.
KIMCO OF GEORGIA, INC.
KIMCO OF HERMITAGE, INC.
KIMCO OF HICKORY HOLLOW, INC.
KIMCO OF HUNTINGTON, INC.
KIMCO OF ILLINOIS, INC.
KIMCO OF LAKEWORTH, INC.
KIMCO OF MILLERODE, INC.
KIMCO OF NANUET, INC.
KIMCO OF NEW ENGLAND, INC.
KIMCO OF NEW YORK, INC.
KIMCO OF NORTH CAROLINA, INC.
KIMCO OF NORTH MIAMI, INC.
KIMCO OF OAKVIEW, INC.
KIMCO OF OHIO, INC.
KIMCO OF PENNSYLVANIA, INC.
KIMCO OF RACINE, INC.
KIMCO OF SPRINGBORO PIKE, INC.
KIMCO OF SPRINGFIELD, INC.
KIMCO OF SPRINGFIELD 625, INC.
KIMCO OF STUART 619, INC.
KIMCO OF SYOSSET, INC.
KIMCO OF TAMPA, INC.
KIMCO OF TENNESEE, INC.
KIMCO OF UTAH, INC.
KRC ACQUISITION CORP.
KRC ALTON 802, INC.
KRC AMARILLO 879, INC.
KRC ARLINGTON 866, INC.
KRC ARLINGTON HEIGHTS 896, INC.
KRC AURORA 890, INC.
KRC BELLEVILLE 808, INC.

KRC BRIDGEVIEW 894, INC.
KRC BRIDGETON 875, INC.
KRC CARBONDALE 848, INC.
KRC CHAMPAIGN 870, INC.
KRC CHRISTY 804, INC.
KRC CRESTHILL 868, INC.
KRC CRYSTAL CITY 850, INC.
KRC CRYSTAL LAKE 891, INC.
KRC CORPUS CHRISTI 878, INC.
KRC CREVE COEUR 830, INC.
KRC CRESTWOOD 887, INC.
KRC DUBUQUE 847, INC.
KRC ELGIN 860, INC.
KRC FAIRVIEW HEIGHTS 881, INC.
KRC FOREST PARK 862, INC.
KRC INDEPENDENCE 806, INC.
KRC IRVING 867, INC.
KRC JOPLIN 889, INC.
KRC KIRKWOOD 803, INC.
KRC LEMAY 834, INC.
KRC MACARTHUR BLVD. 799, INC.
KRC MERRILLVILLE 849, INC.
KRC MIDWEST CITY 857, INC.
KRC MISHAWAKA 895, INC.
KRC MUNDELIEN 874, INC.
KRC NILES 865, INC.
KRC NORTH KOSTNER 853, INC.
KRC NORTH ROCKWELL 882, INC.
KRC NORRIDGE 845, INC.
KRC O'FALLON DC 861, INC.
KRC ORLAND PARK 809, INC.
KRC OVERLAND PARK 805, INC.
KRC PADUCAH 795, INC.
KRC PETERSON AVE 893, INC.
KRC PULASKI 841, INC.
KRC ROCKFORD 796, INC.
KRC ST. CHARLES 798, INC.
KRC ST. JOSEPH 880, INC.
KRC STATE AVENUE 807, INC.
KRC SCHAUMBERG 855, INC.
KRC SHAWNEE 884, INC.
KRC SOUTHBEND 883, INC.
KRC SOUTH SHIELDS 871, INC.
KRC SPRINGFIELD 869, INC.
KRC STREAMWOOD 897, INC.
KRC TULSA 859, INC.
KRC WAKEGAN 886, INC.
KRCV CORP.
KSI CONVENIENCE, LLC
KSI MORTGAGE INVESTMENT, LLC

KIMSWORTH INC.
KIMSWORTH OF ALABAMA, INC.
KIMSWORTH OF ARIZONA, INC.
KIMSWORTH OF ARKANSAS, INC.
KIMSWORTH OF COLORADO, INC.
KIMSWORTH OF FLORIDA, INC.
KIMSWORTH OF GEORGIA, INC.
KIMSWORTH OF ILLINOIS, INC.
KIMSWORTH OF INDIANA, INC.
KIMSWORTH OF IOWA, INC.
KIMSWORTH OF KANSAS, INC.
KIMSWORTH OF LOUISIANA, INC.
KIMSWORTH OF MARYLAND, INC.
KIMSWORTH OF MICHIGAN, INC.
KIMSWORTH OF MINNESOTA, INC.
KIMSWORTH OF MISSISSIPPI, INC.
KIMSWORTH OF MISSOURI, INC.
KIMSWORTH OF MONTANA, INC.
KIMSWORTH OF NEBRASKA, INC.
KIMSWORTH OF NEW JERSEY, INC.
KIMSWORTH OF NEW MEXICO, INC.
KIMSWORTH OF OHIO, INC.
KIMSWORTH OF PENNSYLVANIA, INC.
KIMSWORTH OF SOUTH CAROLINA, INC.
KIMSWORTH OF TEXAS, INC.
KIMSWORTH OF VIRGINIA, INC.
KIMVEN CORPORATION
KIMZADD, INC.
KIMZAY BENTON HARBOR, INC.
KIMZAY BLOOMINGTON, INC.
KIMZAY CORPORATION
KIMZAY GEORGIA, INC.
KIMZAY GREENWOOD, INC.
KIMZAY MISSOURI, INC.
KIMZAY OF CHARLOTTE, INC.
KIMZAY OF FLORIDA, INC.
KIMZAY OF ILLINOIS, INC.
KIMZAY WINSTON-SALEM, INC.
KIMZFERN, INC.
KIMZGATE, INC.
KIMZLAR, INC.
KIMZWOOD, INC.
KIR AMARILLO 879, INC.
KIR ARBORETUM CROSSING 564, INC.
KIR BELLINGHAM 542, INC.
KIR CITYPLACE MARKET 565, INC.
KIR COPIAGUE 545, INC.
KIR EAST WICHITA 814, INC.
KIR FAIRFAX 547, INC.
KIR GLENDALE 549, INC.
KIR GARLAND 566, INC.

KIR GREENSBORO 550, INC.
KIR JOPLIN 889, INC.
KIR MANCHESTER 872, INC.
KIR MINNETONKA 552, INC.
KIR OAK PARK COMMONS 596, INC.
KIR OXNARD 556, INC.
KIR RICHARDSON 572, INC.
KIR SMOKETOWN STATION 562, INC.
KIR WEST WICHITA 815, INC.
KIR WESTGATE MARKET 561, INC.
MANHASSET VENTURE, LLC
MANMORT, INC.
MANETTO HILLS ASSOCIATES, INC.
MASSAPEQUA KSI VENTURE, LLC
MC KIM CORP.
MC MORT CORP.
MILMAR REALTY CORPORATION
NORBER CORP.
PASSIVE INVESTORS, INC.
PERMELYNN CORPORATION
PERMELYNN OF BRIDGEHAMPTON, INC.
PERMELYNN OF GEORGIA, INC.
PERMELYNN OF WESTCHESTER, INC.
REDEL CONSTRUCTION CORP.
RICH HILL, INC.
SANNDREL INC.
SANNDREL OF HARRISBURG, INC.
SANNDREL OF PENNSYLVANIA, INC.
SANNDREL OF VIRGINIA, INC.
ST. ANDREWS SHOPPING CENTER CORP. OF CHARLESTON
THE PRICE REIT, INC.
THE KIMCO CORPORATION
WOODSO CORP.