Form 10-Q
period 2000-03-31
KIMCO REALTY CORP
filed 2000-05-12
CIK 879101

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------     ----------------------


Commission file number   1-10899
                        ---------



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

Yes   X        No _____
    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               60,858,809 shares outstanding as of April 28, 2000.


                                     1 of 14

                                     PART I

                              FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Financial Statements -
      Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999.

      Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2000 and 1999.

      Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999.

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

Results of Operations

         Revenues from rental property decreased $0.5 million to $112.4 million for the three months ended March 31, 2000, as compared with $112.9 million for the corresponding quarter ended March 31, 1999. This net decrease resulted from the combined effect of (i) property acquisitions during the three month period ended March 31, 2000, (three shopping center properties) providing revenues of $.4 million, (ii) acquisitions throughout calendar year 1999, (35 shopping center properties), providing incremental revenues of $5.6 million, as compared to the corresponding three month period in 1999 and (iii) the completion of certain development and redevelopment projects, new leasing and re-tenanting within the portfolio at improved rental rates providing incremental revenues of $5.9 million. These increases were offset as a result of the deconsolidation of 23 shopping center properties, as of April 28, 1999, in connection with the sale of a controlling interest in Kimco Income REIT ("KIR"). Revenues from these 23 properties totaled approximately $12.4 million for the three months ended March 31, 1999.

         Rental property expenses, including depreciation and amortization, decreased approximately $3.6 million or 5.1% to $67.6 million for the three months ended March 31, 2000, as compared with $71.2 million for the corresponding quarter ended March 31, 1999. The rental property expense components of real estate taxes, operating and maintenance, and depreciation and amortization decreased $1.3 million, $0.5 million and $0.8 million, respectively, for the three month period ended March 31, 2000, as compared with the corresponding quarter in the preceding year. These rental property expense decreases are the result of the combined effect of (i) increased expenses relating to new property acquisitions made throughout calendar year 1999 and during the quarter ended March 31, 2000, offset by (ii) the reduction of rental property expenses relating to the deconsolidation of 23 shopping center properties as of April 28, 1999, in connection with the sale of a controlling interest in KIR. Interest expense decreased approximately $1.0 million for the three month period ended March 31, 2000, reflecting lower average outstanding borrowings as compared to the corresponding period in 1999, resulting from (i) the deconsolidation of $252.4 million of mortgage debt on 19 properties as of April 28, 1999, in connection with the sale of a controlling interest in KIR, offset by (ii) the issuance of an additional $152.0 million of unsecured debt and the assumption of mortgage debt during 1999 and 2000 in connection with certain property acquisitions.

         During 1998, the Company formed KIR, a limited partnership established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages. At the time of formation, the Company contributed 19 property interests to KIR. On April 28, 1999, KIR sold a significant interest in the partnership to an institutional investor. As a result, the Company holds a non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting. The Company's equity in income of KIR for the three month period ended March 31, 2000, was approximately $2.3 million.

         Net income for the three months ended March 31, 2000 and 1999 was $48.7 million and $39.5 million, respectively. On a per-basic share basis, net income improved $.14 for the three month period ended March 31, 2000, reflecting the effect of property acquisitions, internal growth from strong leasing activity and the completion of certain development and redevelopment projects which strengthened operating profitability.

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

         During August 1998, the Company established a $215 million, unsecured revolving credit facility (the "Credit Facility"), which is scheduled to expire in August 2001. This Credit Facility has made available funds to both finance the purchase of properties and meet any short-term working capital requirements. As of March 31, 2000 there was $45.0 million outstanding under the Credit Facility.

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

         In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties. As of March 31, 2000, the Company had over 350 unencumbered property interests in its portfolio.

         During 1998, the Company filed a shelf registration statement on Form S-3 for up to $750 million of debt securities, preferred stock, depositary shares, common stock and common stock warrants. As of March 31, 2000, the Company had approximately $393.2 million available for issuance under this shelf registration statement.

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

         The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and the payment of dividends in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, availability under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flows from operations increased to $63.8 million for the three months ended March 31, 2000 as compared to $59.7 million for the corresponding period ended March 31, 1999.

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

New Accounting Pronouncements

         During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") which, among other things, provides further guidance as to the recognition of contingent rents (i.e. additional rents based on tenants' sales volumes). The Company has elected early adoption of SAB 101 effective January 1, 2000. The management of the Company believes the implementation of SAB 101 will not have a material impact on the Company's financial position or results of operations.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

         As of March 31, 2000, the Company had approximately $275.8 million of floating-rate debt outstanding, including $45.0 million on its unsecured line of credit. The interest rate risk on $60.0 million of such debt has been mitigated through the use of an interest rate swap agreement (the "Swap") with a major financial institution. The Company is exposed to credit risk in the event of non-performance by the counter-parties to the Swap. The Company believes it mitigates its credit risk by entering into the Swap with a major financial institution.

         The Company believes the interest rate risk represented by the remaining $215.8 million of floating-rate debt is not material to the Company or its overall capitalization.

         The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 2000, the Company had no other material exposure to market risk.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)

                                                                                 March 31,               December 31,
                                                                                    2000                     1999
                                                                                 ---------               ------------
Assets:
  Real estate, net of accumulated depreciation
    of $339,815 and $323,738, respectively                                         $ 2,672,129            $ 2,627,312
  Investment and advances in KIR                                                       115,350                114,217
  Investments and advances in other real estate joint ventures                          64,640                 68,553
  Investment in retail store leases                                                     12,345                 12,709
  Cash and cash equivalents                                                             38,564                 28,076
  Accounts and notes receivable                                                         39,689                 31,689
  Other assets                                                                         131,489                124,920
                                                                                   -----------            -----------
                                                                                   $ 3,074,206            $ 3,007,476
                                                                                   ===========            ===========

Liabilities:
  Notes payable                                                                    $ 1,082,250            $ 1,037,250
  Mortgages payable                                                                    227,759                212,321
  Other liabilities, including minority interests in partnerships                      156,592                152,470
                                                                                   -----------            -----------
                                                                                     1,466,601              1,402,041
                                                                                   -----------            -----------

Stockholders' Equity:
  Preferred stock, $1.00 par value, authorized 5,000,000 shares
  Class A Preferred Stock, $1.00 par value, authorized 345,000 shares
      Issued and outstanding 300,000 shares                                                300                    300
      Aggregate liquidation preference $75,000
  Class B Preferred Stock, $1.00 par value, authorized 230,000 shares
      Issued and outstanding 200,000 shares                                                200                    200
      Aggregate liquidation preference $50,000
  Class C Preferred Stock, $1.00 par value, authorized 460,000 shares
      Issued and outstanding 400,000 shares                                                400                    400
      Aggregate liquidation preference $100,000
  Class D Convertible Preferred Stock, $1.00 par value, authorized 700,000 shares
      Issued and outstanding 428,514 shares                                                429                    429
      Aggregate liquidation preference $107,129
  Common stock, $.01 par value, authorized 200,000,000 shares
      Issued and outstanding 60,803,343 and 60,795,593 shares, respectively                608                    608
  Paid-in capital                                                                    1,730,415              1,730,278
  Cumulative distributions in excess of net income                                    (120,998)              (122,959)
                                                                                   -----------            -----------
                                                                                     1,611,354              1,609,256
  Notes receivable from officer stockholders                                            (3,749)                (3,821)
                                                                                   -----------            -----------
                                                                                     1,607,605              1,605,435
                                                                                   -----------            -----------
                                                                                   $ 3,074,206            $ 3,007,476
                                                                                   ===========            ===========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months ended March 31, 2000 and 1999
                      (in thousands, except per share data)


                                                                                            2000                    1999
                                                                                            ----                    ----
Revenues from rental property                                                            $ 112,356               $ 112,876
                                                                                         ---------               ---------

Rental property expenses:

  Rent                                                                                       3,415                   3,498
  Real estate taxes                                                                         13,027                  14,313
  Interest                                                                                  22,284                  23,238
  Operating and maintenance                                                                 11,801                  12,284
  Depreciation and amortization                                                             17,074                  17,871
                                                                                         ---------               ---------
                                                                                            67,601                  71,204
                                                                                         ---------               ---------
     Income from rental property                                                            44,755                  41,672
Income from investment in retail store leases                                                1,013                     982
                                                                                         ---------               ---------
                                                                                            45,768                  42,654

Management fee income                                                                        1,520                     836
General and administrative expenses                                                         (6,221)                 (5,968)
Equity in income of KIR                                                                      2,348                       -
Other income, net                                                                            4,991                   1,966
                                                                                         ---------               ---------
     Income before gain on sale of shopping center property                                 48,406                  39,488

Gain on sale of shopping center property                                                       303                       -
                                                                                         ---------               ---------
     Net income                                                                           $ 48,709                $ 39,488
                                                                                         =========               =========
     Net income applicable to common shares                                               $ 42,091                $ 32,867
                                                                                         =========               =========
     Net income per common share:
           Basic                                                                            $0.69                   $0.55
                                                                                            =====                   =====
           Diluted                                                                          $0.69                   $0.54
                                                                                            =====                   =====




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     KIMCO REALTY CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Three Months ended March 31, 2000 and 1999
                                  (in thousands)

                                                                                                  2000                     1999
                                                                                                 ------                   ------

Cash flow provided by operations                                                               $ 63,802                 $ 59,705
                                                                                               --------                 --------
Cash flow from investing activities:
     Acquisition of and improvements to real estate                                             (38,382)                 (98,789)
     Investment in marketable securities                                                        (12,656)                       -
     Proceeds from sale of marketable securities                                                  3,200                    4,063
     Investments and advances to affiliated companies                                            (2,466)                       -
     Collection of mortgage loans receivable                                                      2,517                        -
     Proceeds from sale of shopping center property                                                 390                    1,690
                                                                                               --------                 --------
           Net cash flow used for investing activities                                          (47,397)                 (93,036)
                                                                                               --------                 --------
Cash flow from financing activities:
    Principal payments on debt, excluding normal
       amortization of rental property debt                                                           -                   (8,680)
    Principal payments on rental property debt                                                   (1,252)                  (1,765)
    Proceeds from mortgage financing                                                                191                        -
    Payment of unsecured obligation                                                              (3,250)                       -
    Proceeds from issuance of senior notes                                                            -                  130,000
    Repayment of senior notes                                                                         -                 (100,000)
    Borrowings under revolving credit facility                                                   45,000                   50,000
    Dividends paid                                                                              (46,743)                 (40,897)
    Proceeds from issuance of stock                                                                 137                    1,589
                                                                                               --------                 --------

            Net cash flow (used for)/provided by financing activities                            (5,917)                  30,247
                                                                                               --------                 --------

            Change in cash and cash equivalents                                                  10,488                   (3,084)
Cash and cash equivalents, beginning of period                                                   28,076                   43,920
                                                                                               ========                 ========
Cash and cash equivalents, end of period                                                         38,564                 $ 40,836
                                                                                               ========                 ========

Interest paid during the period                                                                $ 12,125                 $ 12,433
                                                                                               ========                 ========

Supplemental schedule of noncash investing/financing activity:
   Acquisition of real estate interests by assumption of mortgage debt                         $ 16,498                 $ 17,462
                                                                                               ========                 ========

  Declaration of dividends paid in succeeding period                                           $ 45,295                 $ 41,277
                                                                                               ========                 ========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS



1.       Interim Financial Statements

         The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation (the "Company"), its subsidiaries, all of which are wholly owned, and all partnerships in which the Company has a controlling interest. The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K.

         During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") which, among other things, provides further guidance as to the recognition of contingent rents (i.e. additional rents based on tenants' sales volumes). The Company has elected early adoption of SAB 101 effective January 1, 2000. The management of the Company believes the implementation of SAB 101 will not have a material impact on the Company's financial position or results of operations.

2.       Property Acquisitions

         During the three months ended March 31, 2000, the Company acquired interests in three neighborhood and community shopping center properties, in separate transactions, comprising approximately 0.4 million square feet of gross leasable area ("GLA") in three states for an aggregate purchase price of approximately $26.7 million, including the assumption of approximately $16.5 million in mortgage debt encumbering two of the properties. In addition, the Company acquired fee title to a shopping center property in which the Company held a leasehold interest for an aggregate purchase price of approximately $2.5 million.

         During 1998, in connection with the Company's merger with The Price REIT, Inc., the Company acquired a 50% interest in a joint venture in Houston, TX. During March 2000, the Company acquired the remaining 50% interest in such partnership for $5.0 million and now accounts for its investment under the consolidation method of accounting.

3.       Property Dispositions

         During January 2000, the Company disposed of a shopping center property in Mohegan Lake, NY. Cash proceeds from this disposition totaled approximately $0.4 million, of which a gain of approximately $0.3 million was realized.

4.       Investment and Advances in KIR

         During 1998, the Company formed Kimco Income REIT ("KIR"), a limited partnership established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages. At the time of formation, the Company contributed 19 property interests to KIR. On April 28, 1999, KIR sold a significant interest in the partnership to an institutional investor. As a result, the Company holds a non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting. The Company's equity in income of KIR for the three months ended March 31, 2000, was approximately $2.3 million.

         In addition, KIR entered into a master management agreement with the Company, whereby, the Company will perform services for fee relating to the management, operation, supervision and maintenance of the joint venture properties. For the three months ended March 31, 2000, the Company earned management fees of approximately $0.4 million.

5.       Investment in Retail Store Leases

         Income from the investment in retail store leases for the three months ended March 31, 2000 and 1999 represents sublease revenues of approximately $4.8 million and $5.2 million, respectively, less related expenses of $3.4 million and $3.8 million, respectively, and amounts, which in management's estimation, reasonably provide for the recovery of the investment over a period representing the expected remaining term of the retail store leases.

6.       Net Income Per Common Share

         The following table sets forth the basic and diluted weighted average numbers of common shares outstanding for each period used in the calculation of basic and diluted net income per common share:

                                                            Three Months Ended
                                                  March 31, 2000              March 31, 1999
                                                  --------------              --------------

 Basic EPS - weighted
  average number of common
  shares outstanding                                 60,795,794                  60,166,084

 Effect of dilutive securities -
  stock options                                         455,089                     602,186
                                                       --------                    --------

 Diluted EPS - weighted      average
  number of common shares                            61,250,883                  60,768,270
                                                     ==========                  ==========



         The effect of the conversion of the Class D Preferred Stock would have an anti-dilutive effect upon the calculation of net income per common share. Accordingly, the impact of such conversion has not been included in the determination of diluted net income per common share.

7.       Pro Forma Financial Information

         As discussed in Notes 2 and 3, the Company and certain of its affiliates acquired and disposed of interests in certain shopping center properties during the three months ended March 31, 2000. The pro forma financial information set forth below is based upon the Company's historical Condensed Consolidated Statements of Income for the three months ended March 31, 2000 and 1999, adjusted to give effect to these transactions as of January 1, 1999.

         The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred as of January 1, 1999, nor does it purport to represent the results of future operations. (Amounts presented in millions, except per share figures).

                                             Three Months Ended March 31,
                                              2000                   1999
                                              ----                   ----
Revenues from rental property            $   112.7              $   113.5
Net Income                               $    48.5              $    39.8
Net Income per common share:
     Basic                               $     .69              $     .55
     Diluted                             $     .68              $     .55

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




May 12, 2000                                      /s/  Milton Cooper
------------                                      ------------------
(Date)                                            Milton Cooper
                                                  Chairman of the Board





May 12, 2000                                      /s/  Michael V. Pappagallo
------------                                      --------------------------
(Date)                                            Michael V. Pappagallo
                                                  Chief Financial Officer