Form 10-Q
period 2000-06-30
KIMCO REALTY CORP
filed 2000-08-10
CIK 879101

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ------------------        ----------------------


Commission file number     1-10899
                       ---------------------------------------------------------



                            Kimco Realty Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                     13-2744380
--------------------------------            --------------------------------
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

                61,233,703 shares outstanding as of July 31, 2000


                                     1 of 16

                                     PART I

                              FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Financial Statements -
     Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999.

     Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2000 and 1999.

     Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999.

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

Results of Operations
---------------------

         Revenues from rental property increased $8.8 million or 8.3% to $114.9 million for the three months ended June 30, 2000, as compared with $106.1 million for the corresponding quarter ended June 30, 1999. Similarly, revenues from rental property increased $8.3 million or 3.8% to $227.2 million for the six months ended June 30, 2000, as compared with $218.9 million for the corresponding six month period ended June 30, 1999. These increases resulted primarily from the combined effect of (i) the acquisition of 10 shopping center properties providing revenues of $1.2 million and $1.6 million for the three and six month periods ended June 30, 2000, respectively, (ii) acquisitions throughout calendar year 1999 (35 shopping center properties) providing incremental revenues of $4.1 million and $9.7 million as compared to the corresponding three and six month periods in 1999, respectively, and (iii) the completion of certain development and redevelopment projects, new leasing and re-tenanting within the portfolio at improved rental rates providing incremental revenues of approximately $7.4 million and $13.3 million as compared to the corresponding three and six month periods in 1999, respectively. These increases were offset as a result of the deconsolidation of 23 shopping center properties, as of April 28, 1999, in connection with the sale of a controlling interest in Kimco Income REIT ("KIR"). Revenues from these 23 properties totaled approximately $3.9 million and $16.3 million for the three and six month periods ended June 30, 1999.

         Rental property expenses, including depreciation and amortization, increased approximately $5.0 million or 7.9% to $69.0 million for the three months ended June 30, 2000, as compared with $64.0 million for the corresponding quarter ended June 30, 1999. Similarly, rental property expenses, including depreciation and amortization, increased $1.4 million or 1.1% to $136.6 million for the six months ended June 30, 2000, as compared with $135.2 million for the corresponding period in the preceding year. These rental property expense increases are the result of the combined effect of (i) increased expenses relating to new property acquisitions made throughout calendar year 1999 and during the six months ended June 30, 2000, offset by (ii) the reduction of rental property expenses relating to the deconsolidation of 23 shopping center properties as of April 28, 1999, in connection with the sale of a controlling interest in KIR. Interest expense increased $2.8 million and $1.9 million for the three and six month periods ended June 30, 2000, respectively, reflecting higher average outstanding borrowings as compared to the corresponding periods in 1999 resulting from (i) the issuance of an additional $152.0 million of unsecured debt and the assumption of mortgage debt during 1999 and 2000 in connection with certain property acquisitions, offset by (ii) the deconsolidation of $252.4 million of mortgage debt on 19 properties as of April 28, 1999, in connection with the sale of a controlling interest in KIR.

         During 1998, the Company formed KIR, a limited partnership established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages. At the time of formation, the Company contributed 19 property interests to KIR. On April 28, 1999, KIR sold a significant interest in the partnership to an institutional investor. As a result, the Company holds a non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting. The Company's equity in income of KIR for the three and six month periods ended June 30, 2000 was approximately $2.3 million and $4.6 million, respectively.

         Net income for the three and six months ended June 30, 2000 was $50.9 million and $99.7 million, respectively. Net income for the three and six months ended June 30, 1999 was $42.4 million and $81.9 million, respectively. On a per-diluted share basis, net income improved $0.11 and $0.25 for the three and six month periods ended June 30, 2000, respectively, after adjusting for the gains on sales of certain shopping center properties in the respective periods in 2000. This improved performance reflects the effect of property acquisitions, internal growth from strong leasing activity and the completion of certain development and redevelopment projects which strengthened operating profitability.

Liquidity and Capital Resources
-------------------------------

         Since the completion of the Company's IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $2.1 billion for the purposes of repaying indebtedness, acquiring interests in neighborhood and community shopping centers and for expanding and improving properties in the portfolio.

         During August 1998, the Company established a $215 million, unsecured revolving credit facility (the "Credit Facility"), which is scheduled to expire in August 2001. This Credit Facility has made available funds to both finance the purchase of properties and meet any short-term working capital requirements. As of June 30, 2000 there was $35.0 million outstanding under the Credit Facility.

         The Company has also implemented a $200 million MTN program pursuant to which it may, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company's debt maturities.

         In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties. As of June 30, 2000, the Company had over 350 unencumbered property interests in its portfolio.

         During 1998, the Company filed a shelf registration statement on Form S-3 for up to $750 million of debt securities, preferred stock, depositary shares, common stock and common stock warrants. As of June 30, 2000, the Company had approximately $393.2 million available for issuance under this shelf registration statement.

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

         The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and the payment of dividends in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, availability under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flows from operations increased to $128.7 million for the six months ended June 30, 2000 as compared to $114.8 million for the corresponding period ended June 30, 1999.

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

New Accounting Pronouncements
-----------------------------

         During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") which, among other things, provides further guidance as to the recognition of contingent rents (i.e. additional rents based on tenants' sales volumes). The Company has elected early adoption of SAB 101 effective January 1, 2000. The management of the Company believes the implementation of SAB 101 will not have a material impact on the Company's financial position or result of operations.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

         As of June 30, 2000, the Company had approximately $265.8 million of floating-rate debt outstanding, including $35.0 million on its unsecured line of credit. The interest rate risk on $60.0 million of such debt has been mitigated through the use of an interest rate swap agreement (the "Swap") with a major financial institution. The Company is exposed to credit risk in the event of non-performance by the counter-party to the Swap. The Company believes it mitigates its credit risk by entering into this Swap with a major financial institution.

         The Company believes the interest rate risk represented by the remaining $205.8 million of floating-rate debt is not material to the Company or its overall capitalization.

         The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 2000, the Company had no other material exposure to market risk.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)

                                                                                                June 30,              December 31,
                                                                                                  2000                    1999
                                                                                                -----------          -----------
Assets:
  Real estate, net of accumulated depreciation
    of $360,341 and $323,738 respectively                                                       $ 2,712,682          $ 2,627,312
  Investment and advances in KIR                                                                    114,268              114,217
  Investments and advances in other real estate joint ventures                                       64,318               68,553
  Investments in retail store leases                                                                 12,054               12,709
  Cash and cash equivalents                                                                          18,742               28,076
  Accounts and notes receivable                                                                      37,099               31,689
  Other assets                                                                                      134,722              124,920
                                                                                                -----------          -----------
                                                                                                $ 3,093,885          $ 3,007,476
                                                                                                ===========          ===========

Liabilities:
  Notes payable                                                                                 $ 1,072,250          $ 1,037,250
  Mortgages payable                                                                                 245,139              212,321
  Other liabilities, including minority interests in partnerships                                   152,442              152,470
                                                                                                -----------          -----------
                                                                                                  1,469,831            1,402,041
                                                                                                -----------          -----------
Stockholders' Equity:
  Preferred stock, $1.00 par value, authorized 5,000,000 shares
  Class A  Preferred Stock, $1.00 par value, authorized 345,000 shares
      Issued and outstanding 300,000 shares                                                             300                  300
      Aggregate liquidation preference $75,000
  Class B Preferred Stock, $1.00 par value, authorized 230,000 shares
      Issued and outstanding 200,000 shares                                                             200                  200
      Aggregate liquidation preference $50,000
  Class C Preferred Stock, $1.00 par value, authorized 460,000 shares
      Issued and outstanding 400,000 shares                                                             400                  400
      Aggregate liquidation preference $100,000
  Class D Convertible Preferred Stock, $1.00 par value, authorized 700,000 shares
      Issued and outstanding 418,278 and 428,514 shares, respectively                                   418                  429
      Aggregate liquidation preference $104,569 and $107,129, respectively
  Common stock, $.01 par value, authorized 200,000,000 shares
      Issued and outstanding 61,206,632 and 60,795,593 shares, respectively                             612                  608
  Paid-in capital                                                                                 1,742,786            1,730,278
  Cumulative distributions in excess of net income                                                 (117,018)            (122,959)
                                                                                                -----------          -----------
                                                                                                  1,627,698            1,609,256
  Notes receivable from officer stockholders                                                         (3,644)              (3,821)
                                                                                                -----------          -----------
                                                                                                  1,624,054            1,605,435
                                                                                                -----------          -----------
                                                                                                $ 3,093,885          $ 3,007,476
                                                                                                ===========          ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            For the Three and Six Months ended June 30, 2000 and 1999
                      (in thousands, except per share data)

                                                                   Three Months Ended June 30,           Six Months Ended June 30,
                                                                      2000              1999              2000              1999
                                                                    ---------         ---------         ---------         ---------
Revenues from rental property                                       $ 114,867         $ 106,072         $ 227,224         $ 218,948
                                                                    ---------         ---------         ---------         ---------
Rental property expenses:
  Rent                                                                  3,368             3,497             6,782             6,995
  Real estate taxes                                                    14,651            13,255            27,678            27,568
  Interest                                                             22,940            20,128            45,223            43,366
  Operating and maintenance                                            10,404            10,290            22,208            22,574
  Depreciation and amortization                                        17,679            16,794            34,753            34,665
                                                                    ---------         ---------         ---------         ---------
                                                                       69,042            63,964           136,644           135,168
                                                                    ---------         ---------         ---------         ---------
     Income from rental property                                       45,825            42,108            90,580            83,780
Income from investment in retail store leases                           1,024               997             2,037             1,980
                                                                    ---------         ---------         ---------         ---------
                                                                       46,849            43,105            92,617            85,760

Management fee income                                                   1,388             1,307             2,909             2,143
General and administrative expenses                                    (6,440)           (5,882)          (12,661)          (11,851)
Equity in income of KIR                                                 2,285             1,147             4,633             1,147
Other income, net                                                       5,490             2,764            10,480             4,730
                                                                    ---------         ---------         ---------         ---------
     Income before gain on sale of shopping center
       properties                                                      49,572            42,441            97,978            81,929

Gain on sale of shopping center properties                              1,374                 -             1,677                 -
                                                                    ---------         ---------         ---------         ---------
     Net Income                                                     $  50,946         $  42,441         $  99,655         $  81,929
                                                                    =========         =========         =========         =========

     Net income applicable to common shares                         $  44,376         $  35,820         $  86,467         $  68,687
                                                                    =========         =========         =========         =========


     Net income per common share
           Basic                                                    $    0.73         $    0.59         $    1.42         $    1.14
                                                                    =========         =========         =========         =========
           Diluted                                                  $    0.72         $    0.59         $    1.41         $    1.13
                                                                    =========         =========         =========         =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months ended June 30, 2000 and 1999
                                 (in thousands)

                                                                                          2000                    1999
                                                                                       ---------               ---------
Cash flow provided by operations                                                       $ 128,701               $ 114,846
                                                                                       ---------               ---------
Cash flow from investing activities:
    Acquisition of and improvements to real estate                                       (92,704)               (139,728)
    Investment in marketable securities                                                  (14,366)                (11,833)
    Proceeds from sale of marketable securities                                            6,958                  10,416
    Investments and advances to affiliated companies                                      (2,766)                   (950)
    Investments and advances to joint ventures                                                 -                 (17,276)
    Repayment of mortgage loans receivable                                                     -                   4,545
    Collection of mortgage loans receivable                                                2,517                       -
    Investment in real estate joint ventures                                                (500)                      -
    Reimbursement of advances to real estate joint ventures                                    -                   7,500
    Net proceeds from sale of interest in KIR                                                  -                  68,179
    Proceeds from sale of real estate properties                                           7,964                   5,890
                                                                                       ---------               ---------

           Net cash flow used for investing activities                                   (92,897)                (73,257)
                                                                                       ---------               ---------

Cash flow from financing activities:
    Principal payments on debt, excluding
       normal amortization of rental property debt                                       (16,420)                (18,464)
    Principal payments on rental property debt                                            (2,261)                 (2,655)
    Proceeds from mortgage financing                                                      34,396                  23,306
    Payment of unsecured obligation                                                       (3,250)                (20,984)
    Proceeds from issuance of senior notes                                                     -                 130,000
    Repayment of senior notes                                                                  -                (100,000)
    Borrowings under revolving credit facility                                            45,000                  50,000
    Repayment of borrowings under revolving credit facility                              (10,000)                (35,000)
    Dividends paid                                                                       (93,491)                (83,627)
    Repurchase and retirement of preferred stock                                          (2,505)                      -
    Proceeds from issuance of stock                                                        3,393                   4,236
                                                                                       ---------               ---------

            Net cash flow used for financing activities                                  (45,138)                (53,188)
                                                                                       ---------               ---------

        Change in cash and cash equivalents                                               (9,334)                (11,599)
Cash and cash equivalents, beginning of year                                              28,076                  43,920
                                                                                       ---------               ---------
Cash and cash equivalents, end of year                                                 $  18,742               $  32,321
                                                                                       =========               =========


Interest paid during the period                                                        $  43,699               $  41,937
                                                                                       =========               =========

Supplemental schedule of noncash investing/financing activity:
    Acquisition of real estate interests by issuance of stock
         and/or assumption of mortgage debt                                            $  28,727               $  41,607
                                                                                       =========               =========

  Declaration of dividends paid in succeeding period                                   $  45,513               $  41,576
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

         During May 2000, the Company, through an affiliated entity, acquired five neighborhood and community shopping centers comprising approximately 0.5 million square feet of GLA located in five states for approximately $18.9 million. These properties were formerly anchored by a retailer which filed for protection under Chapter 11 of the Bankruptcy Code in June 1999 and rejected these leases in January 2000. The Company acquired these properties with an occupancy level of approximately 43% and is actively negotiating with other retailers to lease the vacant space.

         On June 1, 2000, the Company exercised its option to acquire two shopping center properties comprising 0.4 million square feet of GLA from KC Holdings, Inc. ("KC Holdings"), an entity formed in connection with the Company's initial public stock offering in November 1991. The properties were acquired for an aggregate option price of approximately $12.2 million, paid approximately $11.6 million in shares of the Company's common stock (285,148 shares valued at $40.7625 per share at June 1, 2000) and $0.6 million through the assumption of mortgage debt encumbering one of the properties. The members of the Company's Board of Directors who are not also shareholders of KC Holdings, unanimously approved the Company's purchase of these two shopping center properties.

3.       Property Dispositions

         During the six months ended June 30, 2000, the Company disposed of four shopping center properties, in separate transactions, comprising approximately
0.2 million square feet of GLA, for aggregate proceeds of approximately $5.1 million. Gains on sales of these properties was approximately $1.7 million. In addition, the Company disposed of two land parcels, in separate transactions, for aggregate proceeds of approximately $2.9 million.

4.       Debt Financings

         During the six months ended June 30, 2000, the Company obtained individual non-recourse mortgage debt on four Kmart anchored locations, providing aggregate proceeds to the Company of approximately $34.2 million. These ten-year loans mature in 2010 and have effective interest rates ranging from 7.91% to 8.15% per annum.

5.       Investment and advances in KIR

         During 1998, the Company formed Kimco Income REIT ("KIR"), a limited partnership established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages. At the time of formation, the Company contributed 19 property interests to KIR. On April 28, 1999, KIR sold a significant interest in the partnership to an institutional investor. As a result, the Company holds a non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting. The Company's equity in income of KIR for the six months ended

June 30, 2000 and for the period April 28, 1999 to June 30, 1999, were approximately $4.6 million and $1.1 million, respectively.

         In addition, KIR entered into a master management agreement with the Company, whereby, the Company will perform services for fee relating to the management, operation, supervision and maintenance of the joint venture properties. For the six months ended June 30, 2000, and for the period April 28, 1999 to June 30, 1999, the Company earned management fees of approximately $0.9 million and $0.2 million, respectively.

6.       Investment in Retail Store Leases

         Income from the investment in retail store leases for the six months ended June 30, 2000 and 1999 represents sublease revenues of approximately $9.5 million and $10.2 million, respectively, less related expenses of $6.8 million and $7.4 million, respectively, and amounts, which in management's estimation, reasonably provide for the recovery of the investment over a period representing the expected remaining term of the retail store leases.

7.       Net Income Per Common Share

         The following table sets forth the basic and diluted weighted average numbers of common shares outstanding for each period used in the calculation of basic and diluted net income per common share:




                                             Three Months Ended                     Six Months Ended
                                     June 30, 2000       June 30, 1999      June 30, 2000      June 30, 1999
                                     -------------       -------------      -------------      -------------
 Basic EPS - weighted
  average number of common
  shares outstanding                    60,972,107         60,258,048          60,883,950          60,212,320

 Effect of dilutive securities -
  stock options                            727,163            588,405             554,260             595,084
                                    --------------     --------------      --------------     ---------------

 Diluted EPS - weighted
  average number of
  Common shares                         61,699,270         60,846,453          61,438,210          60,807,404
                                    ==============     ==============      ==============     ===============


         The effect of the conversion of the Class D Preferred Stock would have an anti-dilutive effect upon the calculation of net income per common share. Accordingly, the impact of such conversion has not been included in the determination of diluted net income per common share.

8.       Pro Forma Financial Information

         As discussed in Notes 2 and 3, the Company and certain of its affiliates acquired and disposed of interests in certain shopping center properties during the six months ended June 30, 2000. The pro forma financial information set forth below is based upon the Company's historical Condensed Consolidated Statement of Income for the six months ended June 30, 2000 and 1999, adjusted to give effect to these transactions as of January 1, 1999.

         The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred as of January 1, 1999, nor does it purport to represent the results of future operations. (Amounts presented in millions, except per share figures).

                                                       Six Months Ended June 30,
                                                        2000               1999
                                                       -------           -------
Revenues from rental property                          $ 228.8           $ 223.6
Net Income                                             $  98.6           $  85.2
Net Income per common share:
              Basic                                    $  1.40           $  1.19
                                                       =======           =======
              Diluted                                  $  1.39           $  1.18
                                                       =======           =======

9.    Subsequent Events

      During August 2000, the Company issued $110.0 million of floating rate medium-term notes ("MTNs") under its MTN Program. The floating rate MTNs were priced at 99.7661% of par, mature in August 2002, and bear interest at LIBOR plus .25%. The proceeds from this MTN issuance were used to repay a $60 million MTN that matured in August 2000 and to prepay a $52.0 million term loan due in November 2000.

         Also in August 2000, the Company completed a primary public stock offering of 1,800,000 shares of common stock at $42.50 per share. The net proceeds from this sale of common stock, totaling approximately $72.4 million (after related transaction costs of $4.1 million) will be used for general corporate purposes, including (i) the investment of additional equity capital in KIR, (ii) the acquisition of neighborhood and community shopping centers as suitable opportunities arise, and (iii) the development, redevelopment and expansion of properties in the Company's portfolio.

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

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         In connection with the Annual Meeting of Stockholders held on May 18, 2000 (the "Meeting"), stockholders were asked to vote with respect to (I) the election of Directors to serve for the ensuing year.

         A total of 49,794,368 votes were cast regarding Proposal I as follows:

Proposal I -
----------
(Election of Directors)              Votes            For          Withheld
                                     -----            ---          --------
     Nominees:
     ---------
     Martin S. Kimmel              49,794,368      47,934,724      1,859,644
     Milton Cooper                 49,794,368      44,935,104      4,859,264
     Joseph Kornwasser             49,794,368      48,378,490      1,415,878
     Richard G. Dooley             49,794,368      48,466,370      1,327,998
     Joe Grills                    49,794,368      48,473,142      1,321,226
     Michael J. Flynn              49,794,368      48,399,255      1,395,113
     Frank Lourenso                49,794,368      48,454,881      1,339,487

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

                            KIMCO REALTY CORPORATION

August 10, 2000             /s/  Milton Cooper
--------------------        --------------------------------------
(Date)                      Milton Cooper
                            Chairman of the Board

August 10, 2000             /s/  Michael V. Pappagallo
--------------------        --------------------------------------
(Date)                      Michael V. Pappagallo
                            Chief Financial Officer