Form 10-Q
period 2000-09-30
KIMCO REALTY CORP
filed 2000-11-13
CIK 879101

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------


Commission file number  1-10899
                       ------------------

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

              63,056,799 shares outstanding as of October 31, 2000

                                    1 of 17

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Financial Statements -
     Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999.

     Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2000 and 1999.

     Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999.

Notes to Condensed Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto. These unaudited financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

Results of Operations

         Revenues from rental property increased $9.7 million or 9.1% to $115.7 million for the three months ended September 30, 2000, as compared with $106.0 million for the corresponding quarter ended September 30, 1999. Similarly, revenues from rental property increased $17.9 million or 5.5% to $342.9 million for the nine months ended September 30, 2000, as compared with $325.0 million for the corresponding nine month period ended September 30, 1999. These increases resulted primarily from the combined effect of (i) the acquisition of 11 shopping center properties providing revenues of $2.1 million and $3.7 million for the three and nine month periods ended September 30, 2000, respectively, (ii) acquisitions throughout calendar year 1999 (35 shopping center properties) providing incremental revenues of $2.7 million and $12.4 million as compared to the corresponding three and nine month periods in 1999, respectively, and (iii) the completion of certain development and redevelopment projects, new leasing and re-tenanting within the portfolio at improved rental rates providing incremental revenues of approximately $4.9 million and $18.1 million as compared to the corresponding three and nine month periods in 1999, respectively. The nine month increase was reduced as a result of the deconsolidation of 23 shopping center properties, as of April 28, 1999, in connection with the sale of a controlling interest in Kimco Income REIT ("KIR"). Revenues from these 23 properties totaled approximately $16.3 million for the nine month period ended September 30, 1999.

         Rental property expenses, including depreciation and amortization, increased approximately $5.3 million or 8.4% to $68.7 million for the three months ended September 30, 2000, as compared with $63.4 million for the corresponding quarter ended September 30, 1999. The rental property expense components of operating and maintenance and depreciation and amortization increased $0.5 million and $1.8 million, respectively, for the three months ended September 30, 2000 as compared to the same quarter last year. These rental property expense increases are primarily due to property acquisitions during 1999 and the nine months ended September 30, 2000. Real estate taxes decreased $0.7 million for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease is the result of successful real estate tax appeals offset by additional real estate taxes in connection with property acquisitions during 1999 and 2000. Interest expense increased $3.8 million for the three months ended September 30, 2000 as compared to the same quarter last year due to higher average outstanding borrowings.

Rental property expenses, including depreciation and amortization, increased $6.8 million or 3.4% to $205.3 million for the nine months ended September 30, 2000, as compared with $198.5 million for the corresponding period in the preceding year. These net increases in rental property expenses are the result of the combined effect of (i) increased expenses relating to new property acquisitions made throughout calendar year 1999 and during the nine months ended September 30, 2000, offset by (ii) the reduction of rental property expenses relating to the deconsolidation of 23 shopping center properties as of April 28, 1999, in connection with the sale of a controlling interest in KIR and (iii) the reduction of real estate taxes on certain properties due to successful real estate tax appeals. Interest expense increased $5.7 million for the nine month period ended September 30, 2000, reflecting higher average outstanding borrowings as compared to the corresponding period in 1999 resulting from (i) the issuance of an additional $150.0 million of unsecured debt and the assumption of mortgage debt during 1999 and 2000 in connection with certain property acquisitions, offset by (ii) the deconsolidation of $252.4 million of mortgage debt on 19 properties as of April 28, 1999, in connection with the sale of a controlling interest in KIR.

         During 1998, the Company formed KIR, a limited partnership established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages. At the time of formation, the Company contributed 19 property interests to KIR. On April 28, 1999, KIR sold a significant interest in the partnership to an institutional investor. As a result, the Company holds a non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting. The Company's equity in income of KIR for the three and nine month periods ended September 30, 2000 was approximately $2.3 million and $6.9 million, respectively.

         Other income, net increased $1.9 million and $7.7 million for the three and nine month periods ended September 30, 2000, respectively, as compared to the same periods in 1999. The increases are primarily the result of higher interest and dividend income related to the Company's investment in certain marketable equity and debt securities.

         During the nine months ended September 30, 2000 the Company, in separate transactions, disposed of eight shopping center properties comprising
1.1 million square feet of gross leasable area for an aggregate sales price of approximately $19.7 million, including the assignment of $2.6 million of mortgage debt. Net gains on sales of these properties was approximately $2.1 million.

         During the nine months ended September 30, 1999, the Company disposed of four shopping center properties. Cash proceeds from three of these dispositions aggregated approximately $5.9 million, which approximated their aggregate net book value. During July 1999, the Company disposed of a shopping center property in New Port Richey, Florida. Cash proceeds from the disposition totaling $0.5 million, together with an additional $5.5 million cash investment, were used to acquire an exchange shopping center property located in Greensboro, North Carolina during September 1999.

         Net income for the three and nine months ended September 30, 2000 was $51.5 million and $151.2 million, respectively. Net income for the three and nine months ended September 30, 1999 was $45.6 million and $127.5 million, respectively. On a diluted per share basis, net income improved $0.07 and $0.32 for the three and nine month periods ended September 30, 2000, respectively, after adjusting for the gains on sales of certain shopping center properties in the respective periods in 2000 and 1999. This improved performance reflects the effect of property acquisitions, internal growth from strong leasing activity and the completion of certain development and redevelopment projects which strengthened operating profitability.

Liquidity and Capital Resources

         Since the completion of the Company's IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $2.2 billion for the purposes of repaying indebtedness, acquiring interests in neighborhood and community shopping centers and for expanding and improving properties in the portfolio.

         During August 2000, the Company established a $250 million, unsecured revolving credit facility (the "Credit Facility"), which is scheduled to expire in August 2003. This Credit Facility, which replaced the Company's $215 million unsecured revolving credit facility, has made available funds to both finance the purchase of properties and meet any short-term working capital requirements. As of September 30, 2000 there was no amount outstanding under the Credit Facility.

         The Company has also implemented a medium-term notes ("MTN") program pursuant to which it may, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company's debt maturities.

         In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties. As of September 30, 2000, the Company had over 350 unencumbered property interests in its portfolio.

         During 1998, the Company filed a shelf registration statement on Form S-3 for up to $750 million of debt securities, preferred stock, depositary shares, common stock and common stock warrants. The Company has approximately $106.7 million available for issuance under this shelf registration statement.

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

         The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and the payment of dividends in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, availability under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flows from operations increased to $206.7 million for the nine months ended September 30, 2000 as compared to $179.8 million for the corresponding period ended September 30, 1999.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         As of September 30, 2000, the Company had approximately $228.8 million of floating-rate debt outstanding. The interest rate risk on $110.0 million of such debt has been mitigated through the use of an interest rate swap agreement (the "Swap") with a major financial institution. The Company is exposed to credit risk in the event of non-performance by the counter-party to the Swap. The Company believes it mitigates its credit risk by entering into this Swap with a major financial institution.

         The Company believes the interest rate risk represented by the remaining $118.8 million of floating-rate debt is not material to the Company or its overall capitalization.

         The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of September 30, 2000, the Company had no other material exposure to market risk.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)


                                                                                                    September 30,       December 31,
                                                                                                         2000               1999
                                                                                                     -----------        -----------
Assets:
  Real estate, net of accumulated depreciation
    of $376,097 and $323,738, respectively                                                           $ 2,707,886        $ 2,627,312
  Investment and advances in KIR                                                                         123,403            114,217
  Investments and advances in other real estate joint ventures                                            63,086             68,553
  Investment in retail store leases                                                                       11,690             12,709
  Cash and cash equivalents                                                                               43,790             28,076
  Accounts and notes receivable                                                                           41,603             31,689
  Other assets                                                                                           154,523            124,920
                                                                                                     -----------        -----------
                                                                                                     $ 3,145,981        $ 3,007,476
                                                                                                     ===========        ===========

Liabilities:
  Notes payable                                                                                      $ 1,035,250        $ 1,037,250
  Mortgages payable                                                                                      253,016            212,321
  Other liabilities, including minority interests in partnerships                                        157,863            152,470
                                                                                                     -----------        -----------
                                                                                                       1,446,129          1,402,041

                                                                                                     -----------        -----------
Stockholders' Equity:
  Preferred stock, $1.00 par value, authorized 5,000,000 shares
  Class A Preferred Stock, $1.00 par value, authorized 345,000 shares
      Issued and outstanding 300,000 shares                                                                  300                300
      Aggregate liquidation preference $75,000
  Class B Preferred Stock, $1.00 par value, authorized 230,000 shares
      Issued and outstanding 200,000 shares                                                                  200                200
      Aggregate liquidation preference $50,000
  Class C Preferred Stock, $1.00 par value, authorized 460,000 shares
      Issued and outstanding 400,000 shares                                                                  400                400
      Aggregate liquidation preference $100,000
  Class D Convertible Preferred Stock, $1.00 par value, authorized 700,000 shares
      Issued and outstanding 418,278 and 428,514 shares, respectively                                        418                429
      Aggregate liquidation preference $104,569 and $107,129, respectively
  Common stock, $.01 par value, authorized 200,000,000 shares
      Issued and outstanding 63,040,983 and 60,795,593 shares, respectively                                  630                608
  Paid-in capital                                                                                      1,816,451          1,730,278
  Cumulative distributions in excess of net income                                                      (114,944)          (122,959)

                                                                                                     -----------        -----------
                                                                                                       1,703,455          1,609,256
Notes receivable from officer stockholders                                                                (3,603)            (3,821)
                                                                                                     -----------        -----------
                                                                                                       1,699,852          1,605,435
                                                                                                     -----------        -----------
                                                                                                     $ 3,145,981        $ 3,007,476
                                                                                                     ===========        ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        For the Three and Nine Months ended September 30, 2000 and 1999
                     (in thousands, except per share data)

                                                                   Three Months Ended September 30,  Nine Months Ended September 30,

                                                                          2000             1999             2000             1999
                                                                        --------         --------         --------         --------
Revenues from rental property                                           $115,726         $106,044         $342,949         $324,992

                                                                        --------         --------         --------         --------
Rental property expenses:
  Rent                                                                     3,328            3,536           10,110           10,531
  Real estate taxes                                                       13,896           14,579           41,575           42,147
  Interest                                                                23,352           19,506           68,575           62,872
  Operating and maintenance                                                9,985            9,440           32,191           32,014
  Depreciation and amortization                                           18,098           16,294           52,852           50,959
                                                                        --------         --------         --------         --------
                                                                          68,659           63,355          205,303          198,523
                                                                        --------         --------         --------         --------
     Income from rental property                                          47,067           42,689          137,646          126,469
Income from investment in retail store leases                                998            1,087            3,035            3,067
                                                                        --------         --------         --------         --------
                                                                          48,065           43,776          140,681          129,536

Management fee income                                                      1,404            1,576            4,313            3,719
Operating and administrative expenses                                     (6,405)          (5,950)         (19,067)         (17,801)
Equity in income of KIR                                                    2,266            2,128            6,899            3,275
Other income, net                                                          5,750            3,837           16,232            8,567

                                                                        --------         --------         --------         --------
     Income before gain on sale of shopping center
       properties                                                         51,080           45,367          149,058          127,296

Gain on sale of shopping center properties, net                              432              247            2,109              247
                                                                        --------         --------         --------         --------

     Net income                                                         $ 51,512         $ 45,614         $151,167         $127,543
                                                                        ========         ========         ========         ========

     Net income applicable to common shares                             $ 44,942         $ 38,996         $131,409         $107,683
                                                                        ========         ========         ========         ========


     Per common share:
            Net income

                Basic                                                      $0.72            $0.64            $2.14            $1.78
                                                                           -----            -----            -----            -----
                Diluted                                                    $0.71            $0.64            $2.12            $1.77
                                                                           -----            -----            -----            -----


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months ended September 30, 2000 and 1999
                                 (in thousands)

                                                                      2000         1999
                                                                   ---------    ---------
Cash flow provided by operations                                   $ 206,661    $ 179,774

                                                                   ---------    ---------
Cash flow from investing activities:

    Acquisition of and improvements to real estate                  (117,880)    (169,075)
    Investment in marketable securities                              (28,039)     (12,814)
    Proceeds from sale of marketable securities                        8,744       11,443
    Investments and advances to affiliated companies                  (5,266)        (950)
    Investments and advances to joint ventures                            --      (17,276)
    Construction advances to real estate joint ventures                   --         (436)
    Collection of mortgage loans receivable                            2,967        4,545
    Investment in real estate joint ventures                            (500)          --
    Reimbursement of advances to real estate joint ventures               --        7,500
    Investment in KIR                                                (10,066)          --
    Net proceeds from sale of interest in KIR                             --       68,179
    Proceeds from sale of real estate properties                      21,196        6,365

                                                                   ---------    ---------

           Net cash flow used for investing activities              (128,844)    (102,519)

                                                                   ---------    ---------

Cash flow from financing activities:
    Principal payments on debt, excluding
       normal amortization of rental property debt                   (17,024)     (61,098)
    Principal payments on rental property debt                        (3,407)      (3,467)
    Proceeds from mortgage financing                                  44,396       28,424
    Payment of unsecured obligation                                  (18,172)     (20,984)
    Proceeds from issuance of medium-term notes                      110,000           --
    Repayment of medium-term notes                                   (60,000)          --
    Repayment of borrowings under senior term loan                   (52,000)          --
    Proceeds from issuance of senior notes                                --      130,000
    Repayment of senior notes                                             --     (100,000)
    Borrowings under revolving credit facility                        45,000       95,000
    Repayment of borrowings under revolving credit facility          (45,000)     (35,000)
    Dividends paid                                                  (140,458)    (126,657)
    Repurchase and retirement of preferred stock                      (2,505)          --
    Proceeds from issuance of stock                                   77,067        5,539

                                                                   ---------    ---------

            Net cash flow used for financing activities              (62,103)     (88,243)

                                                                   ---------    ---------

        Change in cash and cash equivalents                           15,714      (10,988)
Cash and cash equivalents, beginning of period                        28,076       43,920
                                                                   ---------    ---------
Cash and cash equivalents, end of period                           $  43,790    $  32,932
                                                                   =========    =========


Interest paid during the period                                    $  56,499    $  52,234
                                                                   =========    =========

Supplemental schedule of noncash investing/financing activities:
    Acquisition of real estate interests by issuance of stock
         and/or assumption of mortgage debt                        $  30,986    $  81,402
                                                                   =========    =========

    Disposition of real estate interest by assignment of
         mortgage debt                                             $   2,633    $      --
                                                                   =========    =========

  Declaration of dividends paid in succeeding period               $  47,985    $  41,597
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

         During May 2000, the Company, through an affiliated entity, acquired five neighborhood and community shopping centers comprising approximately 0.5 million square feet of GLA located in five states for approximately $18.9 million. These properties were formerly anchored by a retailer which filed for protection under Chapter 11 of the Bankruptcy Code in June 1999 and rejected these leases in January 2000. The Company acquired these properties with an occupancy level of approximately 43% (currently 74% occupied) and is actively negotiating with other retailers to lease the vacant space.

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

         During August 2000, the Company acquired a shopping center property comprising approximately 0.1 million square feet of GLA for an aggregate purchase price of approximately $3.7 million, including the assumption of approximately $2.3 million in mortgage debt.

3.       Property Dispositions

         During the nine months ended September 30, 2000, the Company disposed of eight shopping center properties, in separate transactions, comprising approximately 0.6 million square feet of GLA, for aggregate proceeds of approximately $19.7 million, including the assignment of $2.6 million of mortgage debt. Gains on sales of these properties were approximately $2.1 million. In addition, the Company disposed of four land parcels, in separate transactions, for aggregate proceeds of approximately $4.1 million.

4.       Debt Financing

         During August 2000, the Company issued $110.0 million of floating rate medium-term notes ("MTN") under its MTN program. This floating rate MTN was priced at 99.7661% of par, matures in August 2002, and bears interest at LIBOR plus .25%. The proceeds from this MTN issuance were used to repay a $60.0 million MTN that matured in August 2000 and to prepay a $52.0 million term loan that was due to mature in November 2000.

         During the nine months ended September 30, 2000, the Company obtained individual non-recourse mortgage debt on five Kmart anchored shopping centers, providing aggregate proceeds to the Company of approximately $44.2 million. These ten-year loans mature in 2010 and have effective interest rates ranging from 7.91% to 8.15% per annum.

5.       Common Stock Offering

         During August 2000, the Company completed a primary public stock offering of 1.8 million shares of common stock at $42.50 per share. The net proceeds from this sale of common stock, totaling approximately $72.4 million (after related transaction costs of $4.1 million) will be used for general corporate purposes, including (i) the investment of additional equity capital in KIR (ii) the acquisition of neighborhood and community shopping centers as suitable opportunities arise, and (iii) the development, redevelopment and expansion of properties in the Company's portfolio.

6.       Investment and Advances in KIR

         During 1998, the Company formed KIR, a limited partnership established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages. At the time of formation, the Company contributed 19 property interests to KIR. On April 28, 1999, KIR sold a significant interest in the partnership to an institutional investor. As a result, the Company holds a non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting. The Company's equity in income of KIR for the nine months ended September 30, 2000 and for the period April 28, 1999 to September 30, 1999, were approximately $6.9 million and $3.3 million, respectively.

         In addition, KIR entered into a master management agreement with the Company, whereby, the Company will perform services for fee relating to the management, operation, supervision and maintenance of the joint venture properties. For the nine months ended September 30, 2000, and for the period April 28, 1999 to September 30, 1999, the Company earned management fees of approximately $1.3 million and $0.5 million, respectively.

7.       Investment in Retail Store Leases

         Income from the investment in retail store leases for the nine months ended September 30, 2000 and 1999 represents sublease revenues of approximately $14.3 million and $15.3 million, respectively, less related expenses of $10.2 million and $11.1 million, respectively, and amounts, which in management's estimation, reasonably provide for the recovery of the investment over a period representing the expected remaining term of the retail store leases.

8.       Net Income Per Common Share

         The following table sets forth the basic and diluted weighted average numbers of common shares outstanding for each period used in the calculation of basic and diluted net income per common share:

                                        Three Months Ended          Nine Months Ended
                                  September 30,  September 30,  September 30,  September 30,
                                  ------------   ------------   ------------   ------------
                                      2000           1999           2000           1999
                                      ----           ----           ----           ----
Basic EPS - weighted
 average number of common
 shares outstanding                 62,307,477     60,710,860     61,361,923     60,380,326

Effect of dilutive securities -
 stock options                         784,775        495,199        700,219        563,420
                                  ------------   ------------   ------------   ------------

Diluted EPS - weighted
average number of
 common shares                      63,092,252     61,206,059     62,062,142     60,943,746
                                  ============   ============   ============   ============

         The effect of the conversion of the Class D Preferred Stock would have an anti-dilutive effect upon the calculation of net income per common share. Accordingly, the impact of such conversion has not been included in the determination of diluted net income per common share.

9.       Pro Forma Financial Information

         As discussed in Notes 2 and 3, the Company and certain of its affiliates acquired and disposed of interests in certain shopping center properties during the nine months ended September 30, 2000. The pro forma financial information set forth below is based upon the Company's historical Condensed Consolidated Statement of Income for the nine months ended September 30, 2000 and 1999, adjusted to give effect to these transactions as of January 1, 1999.

         The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred as of January 1, 1999, nor does it purport to represent the results of future operations. (Amounts presented in millions, except per share figures).
                                                Nine Months Ended September 30,
                                                      2000             1999
                                                  -----------      -----------
Revenues from rental property                     $    343.9       $    332.1
Net income                                        $    149.6       $    132.5
Net income per common share:
              Basic                               $      2.11      $      1.86
                                                  ===========      ===========
              Diluted                             $      2.09      $      1.84
                                                  ===========      ===========

10.      Subsequent Events

         During October 2000, the Company issued an aggregate $100.0 million of senior fixed rate MTNs. These issuances consist of (i) a $50.0 million MTN which matures in November 2005 and bears interest at 7.68% per annum, and (ii) a $50.0 million MTN which matures in November 2007 and bears interest at 7.86% per annum. The proceeds from these MTN issuances were used to repay a $100.0 million senior note that matured in November 2000.

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

         Form 8-K -

         A current report on Form 8-K was filed on August 8, 2000 to disclose the Underwriting Agreement and U.S. Terms Agreement dated August 1, 2000 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Paine Webber Incorporated, A.G. Edwards & Sons, Inc. and Edward D. Jones & Co., L.P. in connection with the Company's 1.8 million primary common stock offering during August 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  KIMCO REALTY CORPORATION




November 10, 2000                                 /s/  Milton Cooper
-----------------                                 ------------------------------
(Date)                                            Milton Cooper
                                                  Chairman of the Board





November 10, 2000                                 /s/  Michael V. Pappagallo
-----------------                                 ------------------------------
(Date)                                            Michael V. Pappagallo
                                                  Chief Financial Officer