Form 10-K
period 2000-12-31
KIMCO REALTY CORP
filed 2001-03-16
CIK 879101

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
 __X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 2000

                                     OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ____________ to ____________

Commission file number 1-10899

                            Kimco Realty Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Maryland                                         13-2744380
------------------------                    ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

3333 New Hyde Park Road, New Hyde Park, NY                      11042-0020
--------------------------------------------------------------------------------
   (Address of principal executive offices)                      Zip Code

Registrant's telephone number, including area code (516)869-9000
Securities registered pursuant to Section 12(b) of the Act:


                                                        Name of each exchange on
             Title of each class                             which registered
             -------------------                        ------------------------
Common Stock, par value $.01 per share.                  New York Stock Exchange

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

Depositary Shares, each representing one-
tenth of a share of 7-1/2% Class D
Cumulative Convertible Preferred
Stock, par value $1.00 per share.                        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                                   None


             Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes X No Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

             The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $2.4 billion based upon the closing price on the New York Stock Exchange for such stock on February 1, 2001.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
             Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    63,249,835 shares as of February 1, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE


Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on May 15, 2001.

Index to Exhibits begins on page 37.

                                TABLE OF CONTENTS

                                                                       Form
                                                                       10-K
                                                                      Report
Item No.                                                               Page
--------                                                              ------
                                     PART I

 1.      Business . . . . . . . . . . . . . . . . . . . . . . . . . .    4

 2.      Properties . . . . . . . . . . . . . . . . . . . . . . . . .   13

 3.      Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .   15

 4.      Submission of Matters to a Vote of Security Holders  . . . .   15

         Executive Officers and other Significant Employees
           of the Registrant  . . . . . . . . . . . . . . . . . . . .   25


                                     PART II

 5.      Market for the Registrant's Common Equity
           and Related Shareholder Matters  . . . . . . . . . . . . .   27

 6.      Selected Financial Data  . . . . . . . . . . . . . . . . . .   28

 7.      Management's Discussion and Analysis of Financial
           Condition and Results of Operations  . . . . . . . . . . .   30

 7A.     Quantitative and Qualitative Disclosures About Market Risk. .  33

 8.      Financial Statements and Supplementary Data  . . . . . . . .   34

 9.      Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure  . . . . . . . . . . .   34



                                    PART III

10.      Directors and Executive Officers of the Registrant . . . . .   35

11.      Executive Compensation . . . . . . . . . . . . . . . . . . .   35

12.      Security Ownership of Certain Beneficial Owners and
           Management . . . . . . . . . . . . . . . . . . . . . . . .   35

13.      Certain Relationships and Related Transactions . . . . . . .   35



                                     PART IV

14.      Exhibits, Financial Statements, Schedules and Reports on
           Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .  36

                                     PART I


                           FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, together with other statements and information publicly disseminated by Kimco Realty Corporation (the "Company" or "Kimco") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company's control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions, (ii) financing risks, such as the inability to obtain equity or debt financing on favorable terms, (iii) changes in governmental laws and regulations, (iv) the level and volatility of interest rates (v) the availability of suitable acquisition opportunities and (vi) increases in operating costs. Accordingly, there is no assurance that the Company's expectations will be realized.

Item 1.  Business

General Kimco Realty Corporation is one of the nation's largest owners and operators of neighborhood and community shopping centers. As of February 1, 2001, the Company's portfolio was comprised of 494 property interests including 429 neighborhood and community shopping center properties, two regional malls, 50 retail store leases, nine ground-up development projects, three parcels of undeveloped land and one distribution center totaling approximately 66.0 million square feet of leasable space located in 41 states. The Company's portfolio includes 53 shopping center properties comprising approximately 9.2 million square feet (the "KIR Portfolio") relating to the Kimco Income REIT ("KIR"), a joint venture arrangement with institutional investors established for the purpose of investing in high quality retail properties financed primarily with individual non-recourse mortgage debt (See Recent Developments - Investment in Kimco Income REIT ("KIR") and Note 4 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K). The Company believes its portfolio of neighborhood and community shopping center properties is the largest (measured by gross leasable area ("GLA")) currently held by any publicly-traded real estate investment trust ("REIT"). The Company is a self-administered REIT and manages its properties through present management, which has owned and operated neighborhood and community shopping centers for 35 years. The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties.

The Company's executive offices are located at 3333 New Hyde Park Road, New Hyde Park, New York 11042-0020 and its telephone number is (516) 869-9000. Unless the context indicates otherwise, the term the "Company" as used herein is intended to include subsidiaries of the Company.

History The Company began operations through its predecessor, The Kimco Corporation, which was organized in 1966 upon the contribution of several shopping center properties owned by its principal stockholders. In 1973, these principals formed the Company as a Delaware corporation, and in 1985, the operations of The Kimco Corporation were merged into the Company. The Company completed its initial public stock offering (the "IPO") in November 1991, and commencing with its taxable year which began January 1, 1992, elected to qualify as a REIT in accordance with Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). In 1994 the Company reorganized as a Maryland corporation.

The Company's growth through its first fifteen years resulted primarily from the ground-up development and construction of its shopping centers. By 1981, the Company had assembled a portfolio of 77 properties that provided an established source of income and positioned the Company for an expansion of its asset base. At that time, the Company revised its growth strategy to focus on the acquisition of existing shopping centers and creating value through the redevelopment and re-tenanting of those properties. As a result of this strategy, substantially all of the shopping centers added to the Company's portfolio since 1981 have been through the acquisition of existing shopping centers.

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

Also during 1998, the Company formed KIR, an entity in which the Company held a 99.99% limited partnership interest. KIR was established for the purpose of investing in high quality properties financed primarily with individual non-recourse mortgages. The Company believes that these properties are appropriate for financing with greater leverage than the Company traditionally uses. At the time of formation, the Company contributed 19 properties to KIR, each encumbered by an individual non-recourse mortgage. During 1999, KIR sold a significant interest in the partnership to institutional investors. As of December 31, 2000, the Company holds a 43.3% non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting (See Recent Developments - Investment in Kimco Income REIT ("KIR") and Note 4 of the Notes to Consolidated Financial Statements included in this annual report on form 10-K).

In connection with the Tax Relief Extension Act of 1999 (the "RMA") which became effective January 1, 2001, the Company is now permitted to participate in activities which it was precluded from previously in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the code, subject to certain limitations. As such, the Company has established Kimco Developers, Inc. ("KDI"), a wholly-owned taxable REIT subsidiary which will be primarily engaged in the ground-up development of neighborhood and community shopping centers and sales thereof upon completion. KDI currently has nine ground-up development projects in progress located in San Antonio, TX, Houston, TX, Tallahasee, FL, Miamisburg, OH, Columbus, OH, Raleigh, NC, Henderson, NV, Burleson, TX and Peoria, AZ (see Recent Developments - Ground-Up Developments).

Investment and Operating Strategy The Company's investment objective has been to increase cash flow, current income and, consequently, the value of its existing portfolio of properties, and to seek continued growth through (i) the strategic re-tenanting, renovation and expansion of its existing centers and (ii) the selective acquisition of established income-producing real estate properties and properties requiring significant re-tenanting and redevelopment, primarily in neighborhood and community shopping centers in geographic regions in which the Company presently operates. The Company, through its KDI subsidiary, will also make selective acquisitions of land parcels for the ground-up development of neighborhood and community shopping centers and subsequent sale thereof upon completion. The Company will consider investments in other real estate sectors and in geographic markets where it does not presently operate should suitable opportunities arise.

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

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. At December 31, 2000, the Company's single largest neighborhood and community shopping center, excluding the KIR Portfolio, accounted for only 1.4% of the Company's annualized base rental revenues and only 1.0% of the Company's total shopping center GLA. At December 31, 2000, the Company's five largest tenants, excluding the KIR Portfolio, include Kmart Corporation, Kohl's, The Home Depot, Ames, and TJX Companies, which represent approximately 13.3%, 2.9%, 2.6%, 2.6% and 1.9%, respectively, of the Company's annualized base rental revenues.

The Company intends to maintain a conservative debt capitalization with a ratio of debt to total market capitalization of approximately 50% or less. As of December 31, 2000, the Company had a debt to total market capitalization ratio of approximately 30%.

The Company has authority to offer shares of capital stock or other senior securities in exchange for property and to repurchase or otherwise reacquire its common stock or any other securities and may engage in such activities in the future. At all times, the Company intends to make investments in such a manner as to be consistent with the requirements of the Code, to qualify as a REIT unless, because of circumstances or changes in the Code (or in Treasury Regulations), the Board of Directors determines that it is no longer in the best interests of the Company to qualify as a REIT.

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

During August 2000, the Company established a $250.0 million, unsecured revolving credit facility, which is scheduled to expire in August 2003. This credit facility, which replaced the Company's $215.0 million unsecured revolving credit facility, has made available funds to both finance the purchase of properties and meet any short-term working capital requirements. As of December 31, 2000 there was $45.0 million outstanding under this unsecured revolving credit facility.

The Company has also implemented a medium-term notes program (the "MTN program") pursuant to which it may from time to time offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs, and (ii) managing the Company's debt maturities. (See Note 8 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

In addition to the public debt and equity markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties. As of December 31, 2000, the Company had over 350 unencumbered property interests in its portfolio.

During August 1998, the Company filed a shelf registration on Form S-3 for up to $750.0 million of debt securities, preferred stock, depositary shares, common stock and common stock warrants. As of February 1, 2001, the Company had approximately $106.7 million available for issuance under this shelf registration statement.

It is management's intention that the Company continually have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage financings in a manner consistent with its intention to operate with a conservative debt capitalization policy.

The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and the payment of dividends in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, availability under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flow from operations increased to $250.5 million for the year ended December 31, 2000, as compared to $237.2 million for the year ended December 31, 1999.

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

As an owner of real estate, the Company is subject to risks arising in connection with the underlying real estate, including, among other factors, defaults or nonrenewal of tenant leases, the financial condition and stability of tenants, retailing trends, environmental matters and changes in real estate and zoning laws. The success of the Company also depends upon trends in the economy, including, but not limited to, interest rates, the availability of capital, either in the form of debt or equity on satisfactory terms, income tax laws, governmental regulations and legislation and population trends.

Operating Practices Nearly all operating functions, including leasing, legal, construction, data processing, maintenance, finance and accounting, are administered by the Company from its executive offices in New Hyde Park, New York. The Company believes it is critical to have a management presence in its principal areas of operation; accordingly, the Company also maintains regional offices in Margate, Orlando and Tampa, Florida; Philadelphia, Pennsylvania; Dallas, Texas; Dayton and Cleveland, Ohio; Lisle and Chicago, Illinois; Charlotte, North Carolina; Phoenix and Tucson, Arizona and Los Angeles, California. A total of 260 persons are employed at the Company's executive and regional offices.

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

The Company also employs a total of 58 persons at several of its larger properties in order to more effectively administer its maintenance and security responsibilities.

Management Information Systems Virtually all operating activities are supported by a sophisticated computer software system designed to provide management with operating data necessary to make informed business decisions on a timely basis. These systems are continually expanded and enhanced by the Company and reflect a commitment to quality management and tenant relations. The Company has integrated an advanced mid-range computer with personal computer technology, creating a management information system that facilitates the development of property cash flow budgets, forecasts and related management information.

Qualification as a REIT The Company has elected, commencing with its taxable year which began January 1, 1992, to qualify as a REIT under the Code. If, as the Company believes, it is organized and operates in such a manner so as to qualify and remain qualified as a REIT under the Code, the Company generally will not be subject to Federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code. However, in connection with the RMA, which became effective January 1, 2001, the Company is now permitted to participate in activities which the Company was precluded from previously in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. These activities include, but are not limited to, the ground-up development of real estate and subsequent sale thereof. As such, the Company will be subject to Federal income tax on the income from these activities.

Recent Developments

Investment in Kimco Income REIT ("KIR") -

During 1998, the Company formed KIR, an entity in which the Company held a 99.99% limited partnership interest. KIR was established for the purpose of investing in high quality real estate properties financed primarily with individual non-recourse mortgages. These properties include, but are not limited to, fully developed properties with strong, stable cash flows from credit-worthy retailers with long-term leases. The Company believes these type of properties are more appropriately financed with greater leverage than the Company traditionally uses. During April 1999, the Company entered into an agreement whereby an institutional investor purchased a significant limited partnership interest in KIR. Under the terms of the agreement, the agreed equity value for the properties previously contributed by the Company to KIR was approximately $107.0 million and the Company agreed to contribute an additional $10.0 million for a total investment of $117.0 million. During August 1999, KIR admitted three additional limited partners. The limited partners other than the Company subscribed for a total of $152.0 million in KIR. As a result of these transactions, the Company had a 43.3% non-controlling limited partnership interest in KIR as of December 31, 1999, and accounts for its investment in KIR under the equity method of accounting.

During 2000, all subscriptions related to the initial commitments were contributed. During August 2000, KIR obtained additional subscriptions aggregating $300.0 million from the existing limited partners, of which the Company subscribed for an additional $130.0 million. As of December 31, 2000, the Company had contributed $19.5 million of such subscriptions and maintained its 43.3% interest in KIR. As of December 31, 2000, KIR had unfunded capital commitments of $255.0 million.

During 2000, KIR purchased 24 shopping center properties, in separate transactions, aggregating 3.8 million square feet of GLA for approximately $421.0 million, including the assumption of approximately $152.0 million of mortgage debt. As of December 31, 2000, the KIR portfolio was comprised of 53 shopping center properties aggregating approximately 9.2 million square feet of GLA located in 17 states.

During 2000, KIR obtained individual non-recourse, non-cross collateralized ten-year fixed-rate first mortgages aggregating $137.3 million on 12 of its properties, with interest rates ranging from 7.97% to 8.36% per annum. The net proceeds were used to finance the acquisition of various shopping center properties.

During November 2000, KIR established a two year $100.0 million secured revolving credit facility with a group of banks which is scheduled to expire in November 2002. This facility is collateralized by the unfunded subscriptions of certain partners, including those of the Company. Under the terms of the facility, funds may be borrowed for general corporate purposes including funding the acquisition of institutional quality properties. Borrowings under the facility accrue interest at LIBOR plus .80%. A fee of 0.15% per annum is payable quarterly in arrears on the unused portion of the facility. As of December 31, 2000, there was $58.0 million outstanding under this facility.

Shopping Center Acquisitions -

During the year ended December 31, 2000, the Company and its affiliates acquired interests in 12 shopping center properties located in 11 states, comprising approximately 1.4 million square feet of GLA for an aggregate purchase price of approximately $62.5 million, including the assumption of approximately $19.4 million of mortgage debt encumbering the properties as follows:

In January 2000, the Company acquired Chippewa Plaza located in Chippewa, PA for a purchase price of approximately $14.5 million, including the assumption of approximately $13.3 million of mortgage debt encumbering the property. This shopping center is anchored by Kmart Corporation and Home Depot and contains approximately 215,000 square feet of GLA.

In February 2000, the Company acquired Fort Collins Shopping Center located in Fort Collins, CO for a purchase price of approximately $8.8 million including the assumption of approximately $3.2 million of mortgage debt encumbering the property. This shopping center is anchored by Kohl's and contains approximately 106,000 square feet of GLA. Also during February 2000, the Company purchased Hammond Aire Plaza, a shopping center anchored by Burlington Coat Factory, for a purchase price of approximately $3.4 million. This center is located in Baton Rouge, LA and contains approximately 80,000 square feet of GLA.

In June 2000, the Company, through its Kimco Select Investments affiliate, acquired five shopping center properties comprising approximately 462,000 square feet of GLA located in five states for an aggregate price of approximately $18.9 million. These properties were formerly anchored by a retailer which filed for protection under Chapter 11 of the Bankruptcy Code and subsequently rejected these leases in January 2000. The Company acquired these properties with an occupancy level of approximately 43% (currently 74%) and is actively negotiating with other retailers to lease the vacant space (see Recent Developments - Kimco Select Investments).

Also in June 2000, the Company exercised its option to acquire two shopping center properties comprising 396,000 square feet of GLA from KC Holdings, Inc. ("KC Holdings"), an entity formed in connection with the Company's IPO in November 1991. The properties were acquired for an aggregate option price of approximately $12.2 million, paid $11.6 million in shares of the Company's common stock (285,148 common shares issued at $40.7625 per share) and $0.6 million through the assumption of mortgage debt encumbering one of the properties. Such mortgage debt was repaid during September 2000. The members of the Company's Board of Directors who are not also shareholders of KC Holdings, unanimously approved the Company's purchase of these two shopping center properties (See Note 15 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).

In August 2000, the Company acquired a shopping center located in North Charleston, SC for a purchase price of approximately $3.7 million including the assumption of approximately $2.3 million in mortgage debt encumbering the property. This shopping center has approximately 62,000 square feet of GLA and is anchored by Sports Authority.

In December 2000, the Company acquired a leasehold interest in a vacant shopping center property located in Glen Burnie, MD for approximately $1.0 million. This property contains approximately 60,000 square feet of GLA and was formerly occupied by Hechinger Stores Inc. The Company has completed the lease-up of this location.

The Company, as a regular part of its business operations, will continue to actively seek properties for acquisition, which have below market-rate leases or other cash flow growth potential.

Property Redevelopment -

The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace. During 2000, the Company substantially completed the redevelopment and re-tenanting of various shopping center properties. The Company expended approximately $39.0 million in connection with these major redevelopments and re-tenanting projects during 2000. The Company is currently involved in redeveloping several other shopping centers in the existing portfolio. The Company anticipates its capital commitment toward these and other redevelopment projects will be approximately $40 million during 2001.

Ground-Up Developments -

During 2000, the Company was in progress on ground-up development projects located in San Antonio, TX, Houston, TX, Cedar Hill, TX, Tallahasee, FL, Miamisburg, OH, Henderson, NV, Burleson, TX, Peoria, AZ and Chandler, AZ. These projects had substantial pre-leasing prior to the commencement of construction. During 2000, the Company expended approximately $74.0 million in connection with the purchase of land and construction costs related to these projects. The Company anticipates its capital commitment toward these and other development projects will be approximately $150.0 million to $200.0 million during 2001.

Effective January 1, 2001, the Company has elected taxable REIT subsidiary status for its wholly-owned subsidiary KDI. KDI will be primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion. As such, as of January 1, 2001, the ground-up development projects described above are included in KDI. During January 2001, KDI sold its recently completed project in Chandler, AZ for approximately $32.5 million.

Property Dispositions -

During the year ended December 31, 2000, the Company, in separate transactions, disposed of ten shopping center properties. Sale prices from two of these dispositions aggregated approximately $4.5 million which approximated their aggregate net book value. Sale prices from six of these dispositions aggregated approximately $25.5 million which resulted in net gains of approximately $2.2 million.

During June 2000, the Company disposed of a shopping center property in Forest Park, GA. Cash proceeds from the disposition totaling approximately $1.5 million, together with an additional $2.2 million cash investment, were used to acquire an exchange shopping center property located in North Charleston, SC during August 2000. The sale of this property resulted in a gain of approximately $1.1 million.

During December 2000, the Company disposed of a shopping center property in Grand Haven, MI. Proceeds from the disposition totaling approximately $2.7 million will be used to acquire an exchange shopping center property. The sale of this property resulted in a gain of approximately $0.7 million.

In addition, during 2000, the Company disposed of various land parcels, in separate transactions, for aggregate proceeds of approximately $5.6 million.

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

During 2000, Kimco Select (i) acquired fee title to five shopping center properties formerly anchored by a retailer who filed for protection under Chapter 11 of the Bankruptcy Code and rejected the leases prior to the acquisition by Kimco Select for an aggregate purchase price of $18.9 million,
(ii) acquired certain public bonds for an aggregate purchase price of approximately $27.0 million and (iii) sold two property interests, in separate transactions, for aggregate proceeds of approximately $16.2 million which resulted in net gains of $1.9 million (see Recent Developments - Property Dispositions).

Kimco Select also has investments in (i) other public bonds, (ii) a joint venture which owns an office building in Miami, FL, (iii) two joint ventures which acquired participating interests in first and second mortgages, (iv) three retail properties in the Chicago, IL market and one property in Massapequa, NY, and (v) three properties which are anchored by ambulatory care facilities with complementary retail space. As of December 31, 2000, Kimco Select had total investments of approximately $110.0 million.

Other Transactions -

In January 2000, the Company acquired fee title to a shopping center property in which the Company held a leasehold interest for an aggregate purchase price of approximately $2.5 million.

During 1998, in connection with the Company's merger with The Price REIT, Inc., the Company acquired a 50% interest in a joint venture in Houston, TX. During March 2000, the Company acquired the remaining 50% interest in such partnership for $5.0 million and now accounts for its investment under the consolidation method of accounting.

Financings -

Unsecured Debt During August 2000, the Company issued $110.0 million of floating rate MTNs under its MTN program. These floating rate MTNs were priced at 99.7661% of par, mature in August 2002, and bear interest at LIBOR plus .25%. Interest on the MTNs is payable quarterly in arrears. As of November 2000, the Company entered into an interest rate swap agreement for the term of these MTNs, which effectively fixed the interest rate at 6.865% per annum. The proceeds from this MTN issuance were used to (i) repay a $60.0 million MTN that matured in August 2000 and (ii) to prepay a $52.0 million term loan that matured in November 2000.

During October 2000, the Company issued an aggregate $100.0 million of senior fixed rate MTNs under its MTN program. These issuances consisted of (i) a $50.0 million MTN which matures in November 2005 and bears interest at 7.68% per annum, and (ii) a $50.0 million MTN which matures in November 2007 and bears interest at 7.86% per annum. Interest on these notes is payable semi-annually in arrears. The proceeds from these MTN issuances were used to repay a $100.0 million senior note that matured in November 2000.

Mortgage Debt During 2000, the Company obtained individual non-recourse, non-cross collateralized fixed-rate first mortgage financing aggregating approximately $44.2 million on five Kmart anchored shopping centers. These mortgages mature in 2010 and have effective interest rates ranging from 7.91% to 8.15% per annum.

Credit Facility In August 2000, the Company established a $250.0 million unsecured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility is scheduled to expire in August 2003. Under the terms of the Credit Facility, funds may be borrowed for general corporate purposes, including (i) funding property acquisitions and (ii) development and redevelopment costs. Interest on borrowings under the Credit Facility accrues at a spread (currently .55%) to LIBOR, which fluctuates in accordance with changes in the Company's senior debt ratings. As part of the Credit Facility, the Company has a competitive bid option where the Company may auction up to $100.0 million of its requested borrowings to the bank group. This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread to LIBOR of .55%. This Credit Facility replaced the Company's $215.0 million unsecured revolving credit facility. As of December 31, 2000, there was $45.0 million outstanding under the Credit Facility.

Equity During May 2000, the Company repurchased from an officer and director of the Company 100,217 depositary shares of its Class D Preferred Stock at a price of $25.00 per depositary share, totaling approximately $2.5 million. The Company does not have a share repurchase program but acquired the shares when it received an unsolicited offer to buy the shares (See Note 13 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).

During June 2000, the Company issued 285,148 shares of common stock at $40.7625 per share in connection with the exercise of its option to acquire two shopping center properties from KC Holdings (See Note 15 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).

During August 2000, the Company completed a primary public stock offering of 1,800,000 shares of common stock priced at $42.50 per share. The net proceeds from this sale of common stock, totaling approximately $72.4 million (after related transaction costs of $4.1 million) were used for general corporate purposes, including (i) the investment of additional equity capital in KIR (See
Note 4 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K), and (ii) the development, redevelopment and expansion of properties in the Company's portfolio.

KC Holdings, Inc.

To facilitate the Company's November 1991 IPO, 46 shopping center properties and certain other assets, together with indebtedness related thereto, were transferred to subsidiaries of KC Holdings. The Company, although having no ownership interest in KC Holdings or its subsidiary companies, was granted ten-year, fixed-price acquisition options which expire in November 2001 to reacquire the real estate assets owned by KC Holdings' subsidiaries, subject to any liabilities outstanding with respect to such assets at the time of an option exercise. As of December 31, 2000, KC Holdings' subsidiaries had conveyed 29 shopping center properties back to the Company and had disposed of ten additional centers in transactions with third parties. The members of the Company's Board of Directors who are not also shareholders of KC Holdings unanimously approved the purchase of each of the 29 shopping centers that have been reacquired by the Company from KC Holdings. (See Notes 11 and 15 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.) The Company manages three of KC Holdings' remaining seven shopping center properties pursuant to a management agreement. KC Holdings' other four shopping center properties are managed by unaffiliated joint venture partners.

At December 31, 2000, the Company holds 10-year acquisition options which expire in November 2001 to reacquire interests in the remaining seven shopping center properties owned by KC Holdings' subsidiaries. The option exercise prices are fixed and payable in shares of the Company's common stock or, in the event payment in the form of common stock could jeopardize the Company's status as a REIT, an equivalent value in cash. If the Company exercises its options to acquire all the remaining shopping center properties, the maximum aggregate amount payable to KC Holdings would be approximately $3.3 million, or approximately 75,600 shares of the Company's common stock (assuming shares valued at the closing price on the NYSE of $44.1875 per share as of December 31,
2000). The Company would acquire the properties subject to any existing mortgage indebtedness and other liabilities on the properties. The acquisition options enable the Company to obtain any appreciation in the value of these properties over the option exercise prices, while eliminating the Company's interim exposure to leverage and operating risks.

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

The seven shopping center properties subject to the acquisition options are held in five subsidiaries of KC Holdings. Four of the properties, which are owned in two separate joint ventures and managed by unaffiliated joint venture partners, are held by two subsidiaries, and the remaining three shopping center properties are each held by separate subsidiaries. The Company may exercise its acquisition options separately with respect to each subsidiary.

The acquisition options may be exercised by either (i) a majority of the Company's directors who are not also stockholders of KC Holdings, provided that the pro forma annualized net cash flows of the properties to be acquired exceeds the dividend yield on the shares issued to exercise each option, or (ii) a majority of the Company's stockholders who are not also stockholders of KC Holdings.

KC Holdings' subsidiaries may sell any of the properties subject to the acquisition options to any third party unaffiliated with KC Holdings or its stockholders, provided that KC Holdings provides the Company with a 30-day right of first refusal notice with regard to such sale. KC Holdings may cause such a selling subsidiary to distribute any sale proceeds to KC Holdings or its stockholders, provided that the option exercise price with respect to such subsidiary is reduced by the amount that is distributed, and further provided that no amount may be distributed so as to cause the option exercise price for any subsidiary to be reduced to less than $1.00.

Each of KC Holdings' subsidiaries may pay dividends to KC Holdings to the extent of net operating cash flow. In addition, any KC Holdings subsidiary may make distributions to KC Holdings in excess of net operating cash flow, provided that the option exercise price with respect to such subsidiary is reduced by the amount of such distribution, and further provided that no amount may be distributed so as to cause the option exercise price for any subsidiary to be reduced to less than $1.00. KC Holdings may increase the indebtedness in its subsidiaries for the purpose of improving, maintaining, refinancing or operating the related shopping center properties. Such indebtedness may include borrowings from the stockholders of KC Holdings.

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

Subsequent Events

During March 2001, the Company through a joint venture (the "Ward Venture") in which the Company has a 50% interest, acquired asset designation rights for all of the real estate property interests of the bankrupt estate of Montgomery Ward LLC and its affiliates. These asset designation rights will enable the Ward Venture to direct the ultimate disposition of the 315 fee and leasehold interests held by the bankrupt estate. The Ward Venture acquired the asset designation rights for an initial purchase price of $60.5 million, however, the price may ultimately exceed $435.5 million under the terms of the designation rights agreement.

The asset designation rights expire in February 2002 for the leasehold positions and December 2004 for the fee owned locations. During the marketing period, the Ward Venture will be responsible for all carrying costs associated with the properties until the site is designated for a user.

Exchange Listings

The Company's common stock, Class A Depositary Shares, Class B Depositary Shares, Class C Depositary Shares and Class D Depositary Shares are traded on the NYSE under the trading symbols "KIM", "KIMprA", "KIMprB", "KIMprC" and "KIMprD", respectively.

Item 2.  Properties

Real Estate Portfolio As of January 1, 2001 the Company's real estate portfolio was comprised of approximately 66.5 million square feet of GLA in 431 neighborhood and community shopping center properties, two regional malls, 55 retail store leases, three parcels of undeveloped land, one distribution center and seven projects under development, located in 41 states. The Company's portfolio includes 53 shopping center properties comprising approximately 9.2 million square feet of GLA relating to the KIR Portfolio. Neighborhood and community shopping centers comprise the primary focus of the Company's current portfolio, representing approximately 98% of the Company's total shopping center GLA. As of January 1, 2001, approximately 92.8% of the Company's neighborhood and community shopping center space (excluding the KIR Portfolio) was leased, and the average annualized base rent per leased square foot of the neighborhood and community shopping center portfolio (excluding the KIR Portfolio) was $7.99. As of January 1, 2001, the KIR Portfolio was 98.3% leased with an average annualized base rent per leased square foot of $11.16.

The Company's neighborhood and community shopping center properties, generally owned and operated through subsidiaries or joint ventures, had an average size of approximately 139,000 square feet as of January 1, 2001. The Company generally retains its shopping centers for long-term investment and consequently pursues a program of regular physical maintenance together with major renovations and refurbishing to preserve and increase the value of its properties. These projects usually include renovating existing facades, installing uniform signage, resurfacing parking lots and enhancing parking lot lighting. During 2000, the Company capitalized approximately $6.2 million in connection with these property improvements.

The Company's neighborhood and community shopping centers (including the KIR Portfolio) are usually "anchored" by a national or regional discount department store, supermarket or drugstore. As one of the original participants in the growth of the shopping center industry and one of the nation's largest owners and operators of shopping centers, the Company has established close relationships with a large number of major national and regional retailers. National and regional companies that are tenants in the Company's shopping center properties include Kmart Corporation, The Home Depot, Kohl's, WalMart, Ames, TJX Companies, Toys/Kids R' Us, Costco and Best Buy.

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

Approximately 1,900 of the Company's 5,020 leases also contain provisions requiring the payment of additional rent calculated as a percentage of tenants' gross sales above predetermined thresholds. Percentage Rents accounted for approximately 1% of the Company's revenues from rental property for the year ended December 31, 2000.

Minimum base rental revenues and operating expense reimbursements accounted for approximately 99% of the Company's total revenues from rental property for the year ended December 31, 2000. The Company's management believes that the base rent per leased square foot for many of the Company's existing leases is generally lower than the prevailing market-rate base rents in the geographic regions where the Company operates, reflecting the potential for future growth.

The Company has been able to capitalize on the below market-rate leases in its existing shopping center portfolio to obtain increases in rental revenues through the renewal of leases or strategic re-tenanting of space. For the period January 1, 2000 to December 31, 2000 excluding the effects of 2000 acquisitions and dispositions, the Company increased the average base rent per leased square foot in its portfolio of neighborhood and community shopping centers (excluding the KIR Portfolio) from $7.87 to $7.96, an increase of $0.09 per square foot, which was primarily attributed to general leasing activity within the existing portfolio. The combined effect of the 2000 acquisitions/dispositions decreased the overall rent per leased square foot by $0.01, thus bringing the average rent per leased square foot to $7.95 as of December 31, 2000. The average annual base rent per leased square foot for new leases (excluding the KIR Portfolio) executed in 2000 was $8.23.

The Company seeks to reduce its operating and leasing risks through geographic and tenant diversity. No single neighborhood and community shopping center (excluding the KIR Portfolio) accounted for more than 1.0% of the Company's total shopping center GLA or more than 1.4% of total annualized base rental revenues as of December 31, 2000. The Company's five largest tenants (excluding the KIR Portfolio) include Kmart Corporation, Kohl's, The Home Depot, Ames, and TJX Companies, which represent approximately 13.3%, 2.9%, 2.6%, 2.6% and 1.9%, respectively, of annualized base rental revenues at December 31, 2000. The Company maintains an active leasing and capital improvement program that, combined with the high quality of the locations, has made, in management's opinion, the Company's properties attractive to tenants.

The Company's management believes its experience in the real estate industry and its relationships with numerous national and regional tenants gives it an advantage in an industry where ownership is fragmented among a large number of property owners.

Retail Store Leases In addition to neighborhood and community shopping centers, as of January 1, 2001, the Company had interests in retail store leases totaling approximately 4.9 million square feet of anchor stores in 55 neighborhood and community shopping centers located in 24 states. As of January 1, 2001, approximately 93.0% of the space in these anchor stores had been sublet to retailers that lease the stores under net lease agreements providing for average annualized base rental payments of $4.18 per square foot. The average annualized base rental payments under the Company's retail store leases to the land owners of such subleased stores is approximately $2.82 per square foot. The average remaining primary term of the retail store leases (and, similarly, the remaining primary terms of the sublease agreements with the tenants currently leasing such space) is approximately 4 years, excluding options to renew the leases for terms which generally range from 5 to 25 years.

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

Undeveloped Land The Company owns certain unimproved land tracts and parcels of land adjacent to certain of its existing shopping centers that are held for possible expansion. At times, should circumstances warrant, the Company may develop or dispose of these parcels.

The table on pages 16 to 24 sets forth more specific information with respect to each of the Company's property interests.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.


                                                 YEAR                              OWNERSHIP
                                               DEVELOPED                           INTEREST/                          LAND AREA
LOCATION                                      OR ACQUIRED                       (EXPIRATION)(2)                        (ACRES)
-----------------------------------------------------------------------------------------------------------------------------------
ALABAMA
       FAIRFIELD                                 2000                                 FEE                                      8.6
       HOOVER                                    1999                                 FEE                                     15.5

ARIZONA
       CHANDLER (6)                              1999                          FEE/JOINT VENTURE                              17.5
       GLENDALE                                  1998                          FEE/JOINT VENTURE                              16.5
       GLENDALE (8)                              1998                                 FEE                                     40.5
       MESA                                      1998                                 FEE                                     19.8
       NORTH PHOENIX                             1998                                 FEE                                     17.0
       PEORIA (4)                                2000                          FEE/JOINT VENTURE                              56.4
       PHOENIX                                   1998                                 FEE                                     13.4
       PHOENIX                                   1998                                 FEE                                     26.6
       PHOENIX                                   1997                                 FEE                                     17.5
       TEMPE                                     1998                          FEE/JOINT VENTURE                              21.1
       TEMPE (5)                                 1998                          FEE/JOINT VENTURE                              20.0

CALIFORNIA
       ALHAMBRA                                  1998                                 FEE                                     18.4
       ANAHEIM                                   1995                                 FEE                                      1.0
       CARMICHAEL                                1998                                 FEE                                     18.5
       CHULA VISTA                               1998                                 FEE                                     31.3
       CORONA                                    1998                                 FEE                                     58.3
       COVINA (8)                                2000                                 FEE                                     25.4
       LA MIRADA                                 1998                                 FEE                                     31.2
       MONTEBELLO (8)                            2000                                 FEE                                     20.4
       OXNARD (8)                                1998                                 FEE                                     14.4
       SAN DIEGO (8)                             2000                                 FEE                                     11.2
       SAN RAMON (8)                             1999                                 FEE                                      5.3
       SANTA ANA                                 1998                                 FEE                                     12.0
       SANTEE                                    1998                                 FEE                                     11.0
       STOCKTON                                  1999                                 FEE                                     14.6
       TEMECULA (8)                              1999                                 FEE                                     40.0
       TORRANCE (8)                              2000                                 FEE                                     26.7

COLORADO
       AURORA                                    1998                                 FEE                                     13.8
       AURORA                                    1998                                 FEE                                      9.9
       AURORA                                    1998                                 FEE                                     13.9
       COLORADO SPRINGS                          1998                                 FEE                                     10.7
       DENVER                                    1998                                 FEE                                      1.5
       ENGLEWOOD                                 1998                                 FEE                                      6.5
       FT. COLLINS                               2000                                 FEE                                     10.6
       LAKEWOOD                                  1998                                 FEE                                      7.6

CONNECTICUT
       BRANFORD (8)                              2000                                 FEE                                     19.1
       ENFIELD (8)                               2000                                 FEE                                     16.2
       FARMINGTON                                1998                                 FEE                                     16.9
       HAMDEN                                    1997                          FEE/JOINT VENTURE                               7.4
       NORTH HAVEN                               1998                                 FEE                                     31.7
       WATERBURY                                 1993                                 FEE                                     13.1

DELAWARE
       ELSMERE                                   1979                         GROUND LEASE (2076)                             17.1
       DOVER (3)                                 1999                          FEE/JOINT VENTURE                              89.0

[RESTUB]


                          LEASABLE         PERCENT    MAJOR LEASE
                            AREA            LEASED    (LEASE EXPIRATION/
LOCATION                  (SQ. FT.)          (1)      OPTION EXPIRATION)
-------------------------------------------------------------------------------------------------------------------------------
ALABAMA
       FAIRFIELD                 86,566           100 TELETECH CUSTOM(2009/2029)
       HOOVER                   115,347           100 WALMART(2025/2095)

ARIZONA
       CHANDLER (6)             129,109          98.8 AJ'S FINE FOOD(2025/2050)
       GLENDALE                 124,325           100 SEARS(2001/2016), MICHAELS(2003/2018), FABRIC CENTER(2002/2017)
       GLENDALE (8)             337,107           100 COSTCO(2011/2046),HOMEBASE(2008/2028),LEVITZ(2012/2032)
       MESA                     135,692            93 ROSS STORES(2000/2005),HARKINS THEATRE(2005/2025),OUR HOME(2005/2015)
       NORTH PHOENIX            228,769           100 BURLINGTON COAT(2013/2023),MICHAELS(2007/2022)
       PEORIA (4)                     -             -
       PHOENIX                  143,646           100 HOME DEPOT(2020/2050),JOANN FABRICS(2010/2025),AUTO ZONE(2003/2013)
       PHOENIX                  328,532            99 COSTCO(2006/2041),HOMEBASE(2009/2029)
       PHOENIX                  124,989            93 SAFEWAY(2009/2039),LA PETITE CHILD(2004/2014)
       TEMPE                    381,312           100 HOMEBASE(2010/2030),PETSMART(2011/2031),STAPLES(2005/2025)
       TEMPE (5)                      -             -

CALIFORNIA
       ALHAMBRA                 200,634            77 COSTCO(2006/2041),JOANN FABRICS(2004/2019)
       ANAHEIM                   15,396           100
       CARMICHAEL               212,811            99 HOME DEPOT(2003/2022),SPORTS AUTHORITY(2009/2024)
       CHULA VISTA              363,222            77 COSTCO(2006/2041),HOMEBASE(2008/2028),JOANN FABRICS(2002/2017)
       CORONA                   475,908           100 COSTCO(2007/2042),HOME DEPOT(2010/2029),LEVITZ(2009/2029)
       COVINA (8)               254,281            98 HOME DEPOT(2004/2034),STAPLES(2001/2011)
       LA MIRADA                253,859            84 TOYS R US(2012/2032),LA FITNESS(2012/2022),US POST OFFICE(2005/2020)
       MONTEBELLO (8)           204,169            97 SEARS(2012/2062),TOYS R US(2018/2043)
       OXNARD (8)               171,580           100 TARGET(2003/2013),FOOD 4 LESS(2003/2008)
       SAN DIEGO (8)            112,410           100 LUCKY STORES(2012),SPORTMART(2013)
       SAN RAMON (8)             42,066           100 CROWN BOOKS(2004/2014)
       SANTA ANA                134,400           100 HOME DEPOT(2015/2035)
       SANTEE                   103,903            97 OFFICE DEPOT(2006/2021),ROSS STORES(2004/2024),MICHAELS(2003/2018)
       STOCKTON                 146,346           100 HOMEBASE(2006/2026),OFFICE DEPOT(2005/2015),COSTCO(2008/2033)
       TEMECULA (8)             255,133            98 KMART(2017/2032),MERVYNS(2030),FOOD 4 LESS(2010/2030)
       TORRANCE (8)             266,917           100 SEARS HOMELIFE(2011/2021),LINENS N THINGS(2010/2020),MARSHALLS(2004/2019)

COLORADO
       AURORA                   145,466            92 TJ MAXX(2002/2012)
       AURORA                    44,170            96 BLOCKBUSTER(2003)
       AURORA                   111,085            97 COOMERS CRAFTS(2001/2006),CROWN LIQUORS(2005/2010)
       COLORADO SPRINGS         107,310            90 CUB FOODS(2004/2034)
       DENVER                    18,405           100 PAYLESS DRUG(2002/2017)
       ENGLEWOOD                 80,330           100 PHAR-MOR(2004/2019),OLD COUNTRY BUFFET(2009/2019)
       FT. COLLINS              105,862           100 KOHLS(2020/2070)
       LAKEWOOD                  82,581           100 SAFEWAY(2002/2032)

CONNECTICUT
       BRANFORD (8)             191,496            96 KOHLS(2002/2022),WALDBAUMS(2016/2036)
       ENFIELD (8)              162,459            96 KOHLS(2021/2041),WALDBAUMS(2014/2034)
       FARMINGTON               184,746            96 SPORTS AUTHORITY(2018/2063),LINENS N THINGS(2016/2036),BORDER BOOKS(2018/2063)
       HAMDEN                   341,502           100 STOP & SHOP(2004/2014), BON-TON(2002/2012),BOB'S STORES(2016/2036)
       NORTH HAVEN              327,069            97 HOME DEPOT(2009/2029),BJ'S(2006/2041)
       WATERBURY                136,153           100 STOP & SHOP(2002/2007),STOP & SHOP(2013/2043)

DELAWARE
       ELSMERE                  111,600           100 VALUE CITY(2008/2038)
       DOVER (3)                      -             -


                                                 YEAR                              OWNERSHIP
                                               DEVELOPED                           INTEREST/                          LAND AREA
LOCATION                                      OR ACQUIRED                       (EXPIRATION)(2)                        (ACRES)
-----------------------------------------------------------------------------------------------------------------------------------
FLORIDA
       ALTAMONTE SPRINGS                         1998                          FEE/JOINT VENTURE                              19.4
       ALTAMONTE SPRINGS                         1995                                 FEE                                      5.6
       BOCA RATON                                1967                                 FEE                                      9.9
       BOYNTON BEACH (8)                         1999                                 FEE                                     18.0
       BRADENTON                                 1968                          FEE/JOINT VENTURE                               6.2
       BRADENTON                                 1998                                 FEE                                     19.6
       CORAL SPRINGS                             1994                                 FEE                                      5.9
       CORAL SPRINGS                             1997                                 FEE                                      9.8
       EAST ORLANDO                              1971                                 FEE                                     11.6
       FT. PIERCE                                1970                          FEE/JOINT VENTURE                              14.8
       HOMESTEAD                                 1972                          FEE/JOINT VENTURE                              21.0
       JACKSONVILLE                              1999                                 FEE                                     18.6
       JENSEN BEACH                              1994                                 FEE                                     20.7
       KEY LARGO (8)                             2000                                 FEE                                     21.5
       KISSIMMEE                                 1996                                 FEE                                     18.4
       LAKE MARY (8)                             2000                                 FEE                                      4.7
       LARGO                                     1968                                 FEE                                     12.0
       LARGO                                     1992                                 FEE                                     29.4
       LARGO                                     1993                                 FEE                                      6.6
       LAUDERDALE LAKES                          1968                          FEE/JOINT VENTURE                              10.0
       LAUDERHILL                                1978                                 FEE                                     15.5
       LEESBURG                                  1969                         GROUND LEASE (2017)                              1.3
       MARGATE                                   1993                                 FEE                                     34.1
       MELBOURNE                                 1968                         GROUND LEASE (2071)                             11.5
       MELBOURNE                                 1994                                 FEE                                     13.8
       MELBOURNE                                 1998                                 FEE                                     13.2
       MIAMI                                     1968                                 FEE                                      8.2
       MIAMI                                     1998                          FEE/JOINT VENTURE                              14.0
       MIAMI                                     1986                                 FEE                                      7.8
       MIAMI                                     1995                                 FEE                                      5.4
       MIAMI                                     1998                          FEE/JOINT VENTURE                               0.3
       MIAMI                                     1985                                 FEE                                     15.9
       MOUNT DORA                                1997                                 FEE                                     12.4
       OCALA                                     1997                                 FEE                                     27.2
       ORLANDO (8)                               2000                                 FEE                                     18.0
       ORLANDO                                   1968                          FEE/JOINT VENTURE                              10.0
       ORLANDO                                   1968                                 FEE                                     12.0
       ORLANDO                                   1968                  GROUND LEASE (2047)/JOINT VENTURE                       7.8
       ORLANDO                                   1994                                 FEE                                     28.0
       ORLANDO                                   1996                                 FEE                                     11.7
       PALATKA                                   1970                                 FEE                                      8.9
       PLANTATION                                1974                          FEE/JOINT VENTURE                               4.6
       POMPANO BEACH                             1968                          FEE/JOINT VENTURE                               6.6
       PORT RICHEY (8)                           1998                                 FEE                                     14.3
       RIVIERA BEACH                             1968                          FEE/JOINT VENTURE                               5.1
       SANFORD                                   1989                                 FEE                                     40.9
       SARASOTA                                  1970                                 FEE                                     10.0
       SARASOTA                                  1989                                 FEE                                     12.0
       ST. PETERSBURG                            1968                  GROUND LEASE (2084)/JOINT VENTURE                       9.0
       TALLAHASSEE                               1998                                 FEE                                     12.8
       TALLAHASSEE (4)                           2000                   GROUND LEASE(2085)/JOINT VENTURE                      33.9
       TAMPA                                     1997                                 FEE                                     16.3
       WEST PALM BEACH                           1995                                 FEE                                      7.9
       WEST PALM BEACH                           1967                          FEE/JOINT VENTURE                               7.6
       WINTER HAVEN                              1973                          FEE/JOINT VENTURE                              13.9

GEORGIA
       ATLANTA                                   1988                                 FEE                                     19.5
       AUGUSTA                                   1995                                 FEE                                     11.3
       GAINESVILLE                               1970                          FEE/JOINT VENTURE                              12.6
       MACON                                     1969                                 FEE                                     12.3
       SAVANNAH                                  1993                                 FEE                                     22.2
       SAVANNAH                                  1995                                 FEE                                      9.5

[RESTUB]


                          LEASABLE         PERCENT    MAJOR LEASE
                            AREA            LEASED    (LEASE EXPIRATION/
LOCATION                  (SQ. FT.)          (1)      OPTION EXPIRATION)
-------------------------------------------------------------------------------------------------------------------------------
FLORIDA
       ALTAMONTE SPRINGS        271,095          71 GENERAL CINEMA(2005/2025)
       ALTAMONTE SPRINGS         94,193         100 ROOMS TO GO(2001),THOMASVILLE HOME(2001/2006),PEARL ARTS N CRAFTS(2008/2018)
       BOCA RATON                73,549          98 WINN DIXIE(2008/2033),TUESDAY MORNING(2008)
       BOYNTON BEACH (8)        192,759         100 KMART(2006/2056),ALBERTSONS(2015/2040)
       BRADENTON                 24,700         100 GRAND CHINA(2009/2014),CARRABBAS(2006/2021)
       BRADENTON                162,997          99 TARGET(2040),PUBLIX(2012/2032),TJ MAXX(2003/2018)
       CORAL SPRINGS             46,497         100 LINENS N THINGS(2012/2027),TGI FRIDAYS(2005/2015),PIER 1 IMPORTS(2006/2011)
       CORAL SPRINGS             83,500         100 TJ MAXX(2007/2017),RAG SHOP(2001/2026),BLOCKBUSTER(2006/2026)
       EAST ORLANDO             131,981          81 SPORTS AUTHORITY(2010/2020),OFFICE DEPOT(2005/2025)
       FT. PIERCE               210,460          98 KMART(2006/2016),WINN DIXIE(2002/2027)
       HOMESTEAD                161,619         100 PUBLIX(2014/2034),OFFICEMAX(2013/2028),ECKERD(2002/2012)
       JACKSONVILLE             203,536         100 BURLINGTON COAT(2003/2018),TJ MAXX(2007/2017),OFFICEMAX(2012/2032)
       JENSEN BEACH             170,291          92 SERVICE MERCHANDISE(2010/2070),MARSHALLS(2005/2020),LINEN SUPERMARKET(2002/2007)
       KEY LARGO (8)            207,361          96 KMART(2014/2064),PUBLIX(2009/2029),BEALLS OUTLET(2002/2011)
       KISSIMMEE                130,983         100 KASH N KARRY(2006/2036),OFFICEMAX(2012/2027),JOANN FABRICS(2001/2016)
       LAKE MARY (8)             38,125          84
       LARGO                    149,472          92 WALMART(2007/2027),ECKERD(2001/2004)
       LARGO                    215,916         100 PUBLIX(2009/2029),AMERI MULTI CINEMA(2011/2036),OFFICE DEPOT(2004/2019)
       LARGO                     56,630          78
       LAUDERDALE LAKES         112,476          99 THRIFT SHOPS(2002/2012),FAMILY DOLLAR(2002/2017),GOODWILL INDUSTRIES(2006)
       LAUDERHILL               179,726          97 BABIESR US(2004/2014)
       LEESBURG                  13,468         100 DISCOUNT AUTO(2004)
       MARGATE                  260,896         100 PUBLIX(2008/2028),OFFICE DEPOT(2005/2020),SAM ASH MUSIC(2006/2011)
       MELBOURNE                168,737          98 JOANN FABRICS(2006/2016),WALGREENS(2045),GOODWILL INDUSTRIES(2001/2004)
       MELBOURNE                131,851          98 WINN DIXIE(2002/2027),HOMELIFE(2001/2003),GOODWILL INDUSTRIES(2004/2010)
       MELBOURNE                148,003          95 SERVICE MERCHANDISE(2005/2035),KROGER(2004/2034),MARSHALLS(2005/2010)
       MIAMI                    104,968         100 KMART(2009/2029),WALGREENS(2009)
       MIAMI                    162,278          46 BABIES R US(2006/2021),FIRESTONE(2003/2009)
       MIAMI                     81,780         100 PUBLIX(2009/2029),WALGREENS(2018/0000)
       MIAMI                     60,804          98 KIDS R US(2016/2021),PARTY CITY(2007/2017)
       MIAMI                    147,803          74
       MIAMI                     92,130         100 PUBLIX(2019/2039),WALGREENS(2058),HOLLYWOOD VIDEO(2009/2024)
       MOUNT DORA               118,150         100 KMART(2013/2063),PET SUPERMARKET(2003/2013)
       OCALA                    254,537          94 KMART(2001/2021),SERVICE MERCHANDISE(2007/2032)
       ORLANDO (8)              124,065          99 KMART(2014/2064)
       ORLANDO                  114,434         100 BALLYS TOTAL FITNESS(2008/2018)
       ORLANDO                  131,646         100 BED BATH & BEYOND(2002/2012),BOOKS-A-MILLION(2006/2016),OFFICEMAX(2008/2023)
       ORLANDO                  103,480         100 OFFICE FURNITURE(2002/2007)
       ORLANDO                  230,704          94 OLD TIME POTTERY(2010/2020),SPORTS AUTHORITY(2011/2031)
       ORLANDO                  126,356         100 ROSS STORES(2003/2028),BIG LOTS(2004/2009)
       PALATKA                   81,330          86 SAVE A LOT(2003/2013),BIG LOTS(2002/2012)
       PLANTATION                60,414         100 BREAD OF LIFE(2009/2019),WHOLE FOODS(2009/2019)
       POMPANO BEACH             63,838          96 DOLLAR GENERAL(2005/2010)
       PORT RICHEY (8)          103,294          95 CIRCUIT CITY(2011/2031), STAPLES(2006/2011)
       RIVIERA BEACH             46,390         100 GOODWILL INDUSTRIES(2005/2008)
       SANFORD                  302,455          93 WALMART(2005/2035),ROSS STORES(2005/2025),PUBLIX(2005/2025)
       SARASOTA                 102,485         100 TJ MAXX(2007/2017),OFFICEMAX(2009/2024)
       SARASOTA                  77,353          98 ECKERD(2000),PET SUPERMARKET(2003/2013)
       ST. PETERSBURG           118,979          66 KASH N KARRY(2017/2037),TJ MAXX(2001/2011)
       TALLAHASSEE              105,535         100 STEIN MART(2003/2008)
       TALLAHASSEE (4)                -
       TAMPA                    109,408         100 STAPLES(2003/2018), ROSS STORES(2002/2022)
       WEST PALM BEACH           80,845         100 BABIES R US(2006/2021)
       WEST PALM BEACH           74,326         100 WINN0DIXIE(2010/2030),FAMILY DOLLAR(2009/2024)
       WINTER HAVEN              88,400          88 BIG LOTS(2005/2010),JOANN FABRICS(2006/2016)

GEORGIA
       ATLANTA                  165,314         100
       AUGUSTA                  119,930          58 TJ MAXX(2004/2014),WORLD GYM(2004/2009)
       GAINESVILLE              142,288          88 BIG LOTS(2002),OFFICE DEPOT(2004/2020)
       MACON                    127,260          82 HEILIG MEYERS(2007/2017),ODD LOTS(2003)
       SAVANNAH                 187,071          96 TOYS R US(2005),PHAR-MOR(2001/2004),TJ MAXX(2005/2015)
       SAVANNAH                  88,325         100 MEDIA PLAY(2006/2021),STAPLES(2015/2030),US BOAT MARINE(2004/2014)


                                                 YEAR                              OWNERSHIP
                                               DEVELOPED                           INTEREST/                          LAND AREA
LOCATION                                      OR ACQUIRED                       (EXPIRATION)(2)                        (ACRES)
------------------------------------------------------------------------------------------------------------------------------------
ILLINOIS
       ADDISON                                   1968                         GROUND LEASE (2066)                              8.0
       ADDISON                                   1998                                 FEE                                     16.4
       ALTON                                     1998                                 FEE                                     21.2
       ARLINGTON HEIGHTS                         1998                                 FEE                                     19.2
       AURORA                                    1998                                 FEE                                     17.9
       BELLEVILLE                                1998                         GROUND LEASE (2057)                             20.3
       BLOOMINGTON                               1972                                 FEE                                     16.1
       BRADLEY                                   1996                                 FEE                                      5.4
       BRIDGEVIEW                                1998                                 FEE                                      6.8
       CALUMET CITY                              1997                                 FEE                                     17.0
       CARBONDALE                                1997                         GROUND LEASE (2052)                              8.1
       CHAMPAIGN                                 1998                                 FEE                                      9.0
       CHICAGO                                   1998                                 FEE                                      9.5
       CHICAGO                                   1997                                 FEE                                     13.4
       CHICAGO                                   1997                         GROUND LEASE (2040)                             17.5
       CHICAGO                                   1997                                 FEE                                      6.0
       CHICAGO                                   1998                                 FEE                                      6.4
       COUNTRYSIDE                               1997                         GROUND LEASE (2053)                             27.7
       CRESTHILL                                 1997                         GROUND LEASE (2039)                              9.0
       CRESTWOOD                                 1997                         GROUND LEASE (2051)                             36.8
       CRYSTAL LAKE                              1998                                 FEE                                      6.1
       DOWNERS GROVE                             1998                                 FEE                                      7.2
       DOWNERS GROVE                             1999                                 FEE                                     24.8
       DOWNERS GROVE                             1997                                 FEE                                     12.0
       ELGIN                                     1972                                 FEE                                     18.7
       ELGIN                                     1998                                 FEE                                      9.0
       FAIRVIEW HEIGHTS                          1998                         GROUND LEASE (2050)                             19.1
       FOREST PARK                               1997                         GROUND LEASE (2021)                              9.3
       GENEVA                                    1996                                 FEE                                      8.2
       MATTESON                                  1997                                 FEE                                     17.0
       MT. PROSPECT                              1997                                 FEE                                     16.8
       MUNDELIEN                                 1998                                 FEE                                      7.6
       NAPERVILLE                                1997                                 FEE                                      9.0
       NILES                                     1997                         GROUND LEASE (2022)                             10.2
       NORRIDGE                                  1997                         GROUND LEASE (2042)                             11.7
       OAK LAWN                                  1997                                 FEE                                     15.4
       OAKBROOK TERRACE                          1997                                 FEE                                     15.6
       ORLAND PARK                               1998                                 FEE                                      7.8
       ORLAND PARK                               1998                                 FEE                                     18.8
       OTTAWA                                    1970                                 FEE                                      9.0
       PEORIA                                    1997                         GROUND LEASE (2031)                             20.5
       ROCKFORD                                  1998                         GROUND LEASE (2030)                              9.0
       SCHAUMBURG                                1998                                 FEE                                      7.3
       SKOKIE                                    1997                                 FEE                                     10.7
       SPRINGFIELD                               1998                         GROUND LEASE (2028)                              6.7
       STREAMWOOD                                1998                                 FEE                                      5.6
       WAUKEGAN                                  1998                                 FEE                                      6.8
       WOODRIDGE                                 1998                                 FEE                                     13.1

INDIANA
       EVANSVILLE                                1986                                 FEE                                     14.2
       EVANSVILLE                                1986                                 FEE                                     11.5
       FELBRAM                                   1970                                 FEE                                      4.1
       GREENWOOD                                 1970                                 FEE                                     25.7
       GRIFFITH                                  1997                         GROUND LEASE (2054)                             10.6
       INDIANAPOLIS                              1967                                 FEE                                     11.9
       INDIANAPOLIS                              1998                          FEE/JOINT VENTURE                              17.4
       INDIANAPOLIS                              1986                                 FEE                                     20.6
       INDIANAPOLIS                              1997                                 FEE                                      9.6
       LAFAYETTE                                 1971                                 FEE                                     12.4
       LAFAYETTE                                 1997                                 FEE                                     24.3
       LAFAYETTE                                 1998                                 FEE                                     43.2
       MERRILLVILLE                              1997                         GROUND LEASE (2015)                             12.7
       MISHAWAKA                                 1998                                 FEE                                      7.5
       SOUTH BEND                                1998                                 FEE                                      1.8

[RESTUB]


                          LEASABLE         PERCENT    MAJOR LEASE
                            AREA            LEASED    (LEASE EXPIRATION/
LOCATION                  (SQ. FT.)          (1)      OPTION EXPIRATION)
-------------------------------------------------------------------------------------------------------------------------------
ILLINOIS
       ADDISON                   93,289            46 CAPUTOS(2001),BLOCKBUSTER(2003)
       ADDISON                  115,130           100 KMART(2024/2054)
       ALTON                    159,824            82 VALUE CITY(2003/2023)
       ARLINGTON HEIGHTS         80,040           100 KMART(2024/2054)
       AURORA                    91,182           100 KMART(2024/2054)
       BELLEVILLE                81,490           100 KMART(2024/2054)
       BLOOMINGTON              175,530            99 SCHNUCK MARKETS(2004/2024),TOYS R US(2015/2045),BARNES & NOBLE(2005/2015)
       BRADLEY                   80,535           100 CARSON PIRIE SCOTT(2014/2034)
       BRIDGEVIEW                88,069           100 AMES(2020/2035)
       CALUMET CITY             197,699           100 KMART(2024/2054),MARSHALLS(2003/2008),BEST BUY(2012/2032)
       CARBONDALE                80,535           100 K'S MERCHANDISE(2012/2052)
       CHAMPAIGN                102,615           100 K'S MERCHANDISE(2014/2034)
       CHICAGO                  123,001           100 KMART(2024/2054),PAYLESS SHOE(2003/2013)
       CHICAGO                  109,441           100 KMART(2020/0000)
       CHICAGO                  104,264           100 AMES(2005/2025)
       CHICAGO                   86,894           100 KMART(2024/2054)
       CHICAGO                   80,842           100 KMART(2024/2054)
       COUNTRYSIDE              118,394           100 KMART(2024/2053)
       CRESTHILL                 90,313           100 AMES(2019/2034)
       CRESTWOOD                 79,903           100 KMART(2024/2051)
       CRYSTAL LAKE              81,365            72 HOBBY LOBBY(2009/2019)
       DOWNERS GROVE             87,639           100 HEILIG MEYERS(2008/2018)
       DOWNERS GROVE            123,918            94 DOMINICK'S(2004/2019),WALGREENS(2022/0000)
       DOWNERS GROVE            141,906           100 TJ MAXX(2009/2024),BEST BUY(2016/2031),OLD NAVY(2012/2032)
       ELGIN                    183,432            96 MENARD(2001/2006)
       ELGIN                    100,342           100 KMART(2024/2054)
       FAIRVIEW HEIGHTS         159,587           100 KMART(2024/2050),OFFICEMAX(2015/2025),WALGREENS(2010/2029)
       FOREST PARK               98,371           100 KMART(2021)
       GENEVA                   104,688           100 KMART(2024/2054)
       MATTESON                 164,987           100 KMART(2024/2054),MARSHALLS(2005/2010)
       MT. PROSPECT             192,473           100 KMART(2024/2054),HOBBY LOBBY(2016/2026)
       MUNDELIEN                 85,018           100 KMART(2024/2054)
       NAPERVILLE               101,822           100 KMART(2024/2054)
       NILES                    101,775           100 KMART(2022)
       NORRIDGE                 116,914           100 KMART(2024/2042)
       OAK LAWN                 165,337           100 KMART(2024/2054),CHUCK E CHEESE(2002/2007)
       OAKBROOK TERRACE         163,892           100 KMART(2024/2054),LINENS N THINGS(2006)
       ORLAND PARK              166,000           100 HEILIG MEYERS(2008/2018)
       ORLAND PARK              121,011           100 VALUE CITY(2015/2030)
       OTTAWA                    60,000           100 VALUE CITY(2006/2011)
       PEORIA                   156,067           100 KMART(2024/2031),MARSHALLS(2009/2024)
       ROCKFORD                 102,971           100 SHOPKO(2018/2038)
       SCHAUMBURG               167,690           100 HEILIG MEYERS(2008/2018)
       SKOKIE                    58,499           100 OLD NAVY (2010/2015), MARSHALLS (2010,2025)
       SPRINGFIELD              115,526           100 KMART(2024/2028)
       STREAMWOOD                81,000           100 VALUE CITY(2015/2030)
       WAUKEGAN                  90,555           100 MEGA MARTS(2009/2029)
       WOODRIDGE                163,573            79 KOHLS (2010/2030)

INDIANA
       EVANSVILLE               193,472            97 SHOPKO(2018/2038),OFFICEMAX(2012/2027),MICHAELS(2004/2019)
       EVANSVILLE               149,182            98 SHOPKO(2018/2038)
       FELBRAM                   27,400            91 SAVE A LOT(2006/2016),BLOCKBUSTER(2004/2009)
       GREENWOOD                110,162           100 BABY SUPERSTORE(2006/2021),TOYS R US(2011/2056),FRANKS NURSERY(2016)
       GRIFFITH                 114,684           100 KMART(2024/2054)
       INDIANAPOLIS              75,000           100 DAVIS WHOLESALE(2003/2012)
       INDIANAPOLIS              96,104           100 KROGER(2005/2020),CVS(2004/2024),US POST OFFICE(2006/2016)
       INDIANAPOLIS             178,610           100 TARGET(2009/2029),DOLLAR TREE(2004/2014),RAINBOW SHOPS(2004/2019)
       INDIANAPOLIS              96,476             -
       LAFAYETTE                 90,500            96 MENARD(2006)
       LAFAYETTE                183,440            49 PAYLESS SUPERMARKET(2004/2014),JOANN FABRICS(2010/2020)
       LAFAYETTE                208,376            95 PETSMART(2012/2032),STAPLES(2011/2026)
       MERRILLVILLE             105,511           100 KMART(2015)
       MISHAWAKA                 82,100           100 K'S MERCHANDISE(2013/2023)
       SOUTH BEND                81,668           100 MENARD(2010/2030)


                                                 YEAR                              OWNERSHIP
                                               DEVELOPED                           INTEREST/                          LAND AREA
LOCATION                                      OR ACQUIRED                       (EXPIRATION)(2)                        (ACRES)
------------------------------------------------------------------------------------------------------------------------------------
IOWA
       CLIVE                                     1996                                 FEE                                      8.8
       DAVENPORT                                 1997                         GROUND LEASE (2028)                              9.1
       DES MOINES                                1999                                 FEE                                     23.0
       DUBUQUE                                   1997                         GROUND LEASE (2019)                              6.5
       SE DES MOINES                             1996                                 FEE                                      9.6
       WATERLOO                                  1996                                 FEE                                      9.0

KANSAS
       KANSAS CITY                               1998                                 FEE                                     19.6
       E. WICHITA (8)                            1996                                 FEE                                      6.5
       OVERLAND PARK                             1998                                 FEE                                     14.5
       ROELAND PARK                              1997                         GROUND LEASE (2024)                             12.7
       W. WICHITA (8)                            1996                                 FEE                                      8.1
       WICHITA (8)                               1998                                 FEE                                     13.5

KENTUCKY
       BELLEVUE                                  1976                                 FEE                                      6.0
       LEXINGTON                                 1993                                 FEE                                     35.8
       PADUCAH                                   1998                         GROUND LEASE (2039)                              2.0

LOUISIANA
       BATON ROUGE                               1997                                 FEE                                     18.6
       HOUMA                                     1999                                 FEE                                     10.1
       LAFAYETTE                                 1997                                 FEE                                     21.9
       NEW ORLEANS                               1983                          FEE/JOINT VENTURE                               7.0

MARYLAND
       GAITHERSBURG                              1999                                 FEE                                      8.7
       GLEN BURNIE                               2000                                 FEE                                      6.0
       HAGERSTOWN                                1973                                 FEE                                     10.5
       LANDOVER                                  1999                                 FEE                                     23.3
       LAUREL                                    1964                                 FEE                                     18.0
       LAUREL                                    1972                                 FEE                                      8.1
       WHITE MARSH                               1998                                 FEE                                     25.3

MASSACHUSETTS
       FOXBOROUGH (8)                            2000                                 FEE                                     11.9
       GREAT BARRINGTON                          1994                                 FEE                                     14.1
       LEOMINSTER                                1975                                 FEE                                     57.0
       SHREWSBURY                                2000                                 FEE                                     11.2

MICHIGAN
       CLARKSTON                                 1996                                 FEE                                     20.0
       CLAWSON                                   1993                                 FEE                                     13.5
       FARMINGTON                                1993                                 FEE                                      2.8
       FLINT                                     1989                                 FEE                                     46.6
       LIVONIA                                   1968                                 FEE                                      4.5
       MUSKEGON                                  1985                                 FEE                                     12.2
       TAYLOR                                    1993                                 FEE                                     13.0
       WALKER                                    1993                                 FEE                                     41.8

MINNESOTA
       MINNETONKA (8)                            1998                                 FEE                                     12.1

[RESTUB]


                          LEASABLE         PERCENT    MAJOR LEASE
                            AREA            LEASED    (LEASE EXPIRATION/
LOCATION                  (SQ. FT.)          (1)      OPTION EXPIRATION)
-------------------------------------------------------------------------------------------------------------------------------
IOWA
       CLIVE                     90,000           100 KMART(2021/2051)
       DAVENPORT                 91,035           100 KMART(2024/2028)
       DES MOINES               150,143            78 BEST BUY(2008/2023),OFFICEMAX(2008/2018),JOANN FABRICS(2007/2017)
       DUBUQUE                   82,979           100 SHOPKO(2018/2019)
       SE DES MOINES            111,847           100 HOME DEPOT(2020/2065)
       WATERLOO                  96,000           100 KMART(2021/2051)

KANSAS
       KANSAS CITY              167,301            98 KMART(2024/2054),PRICE CHOPPER(2002/2017)
       E. WICHITA (8)            97,992           100 SHOPKO(2018/2019)
       OVERLAND PARK            162,982           100 HOME DEPOT(2005/2050)
       ROELAND PARK             152,248           100 KMART(2024/2024),PRICE CHOPPER(2004/2009)
       W. WICHITA (8)            96,319           100 SHOPKO(2018/2038)
       WICHITA (8)              136,131            96 BEST BUY(2010/2025),TJ MAXX(2004/2019),MICHAELS(2005/2025)

KENTUCKY
       BELLEVUE                  53,695           100 KROGER(2005/2035)
       LEXINGTON                258,713            95 BEST BUY(2009/2024),BED BATH & BEYOND(2013/2038),TOYS R US(2013/2038)
       PADUCAH                   85,229           100 SHOPKO(2018/2038)

LOUISIANA
       BATON ROUGE              342,706            92 BURLINGTON COAT(2004/2024),STEIN MART(2006/2016)
       HOUMA                     98,586            83 OLD NAVY(2009/2014),OFFICEMAX(2013/2028),MICHAELS(2009/2019)
       LAFAYETTE                222,923            96 STEIN MART(2005/2020),LINENS N THINGS(2009/2024)
       NEW ORLEANS              190,000           100 MERCANTILE(2011/2031)

MARYLAND
       GAITHERSBURG              87,061           100 FURNITURE 4 LESS(2005/2010)
       GLEN BURNIE               60,173           100 FIRST UNION(2004/2022)
       HAGERSTOWN               117,718            97 AMES(2007/2017),SUPER SHOE(2006/2016),CVS(2002)
       LANDOVER                 232,903           100 RAYTHEON(2003/2015)
       LAUREL                    75,924           100 DOLLAR TREE(2010/2015),OLD COUNTRY BUFFET(2009/2019)
       LAUREL                    81,550           100 AMES(2007/2017)
       WHITE MARSH              187,331           100 COSTCO(2013/2048),SPORTS AUTHORITY(2011/2021),PETSMART(2010/2030)

MASSACHUSETTS
       FOXBOROUGH (8)           118,844           100 STOP & SHOP(2002/2012)
       GREAT BARRINGTON         134,817            94 KMART(2001/2016),PRICE CHOPPER(2016/2036)
       LEOMINSTER               595,958            88 SEARS(2003/2033),JCPENNEY(2009/2034),STOP & SHOP(2009/2024)
       SHREWSBURY               112,322            22 STAPLES(2006/2021)

MICHIGAN
       CLARKSTON                156,864            99 FARMER JACKS(2015/2045),FRANKS NURSERY(2011/2031),CVS(2005/2020)
       CLAWSON                  179,655           100 FARMER JACKS(2006/2016),FRANKS NURSERY(2016),STAPLES(2011/2026)
       FARMINGTON                97,038            99 DAMMAN HARDWARE(2015/2030),DOLLAR CASTLE(2005/2010)
       FLINT                    243,847            82 KESSEL FOOD MARKETS(2014/2034),RITE AID(2001/2011)
       LIVONIA                   44,185            95 DAMMAN HARDWARE(2004/2014),CENTURY 21(2005/2010),BLOCKBUSTER(2003)
       MUSKEGON                  71,215            91 PLUMB'S FOOD(2002/2022),JOANN FABRICS(2002/2012)
       TAYLOR                   121,364            69 KOHLS(2011/2031),DRUG EMPORIUM(2001/2021)
       WALKER                   283,668           100 KOHLS(2017/2037),OFFICE MAX(2013/2033)

MINNESOTA
       MINNETONKA (8)           120,220           100 TOYS R US(2016/2031),OFFICEMAX(2006/2011)

                                                 YEAR                              OWNERSHIP
                                               DEVELOPED                           INTEREST/                          LAND AREA
LOCATION                                      OR ACQUIRED                       (EXPIRATION)(2)                        (ACRES)
------------------------------------------------------------------------------------------------------------------------------------
MISSOURI
       BRIDGETON                                 1997                         GROUND LEASE (2040)                             27.3
       CAPE GIRARDEAU                            1997                         GROUND LEASE (2060)                              7.0
       CREVE COEUR                               1998                                 FEE                                     12.2
       ELLISVILLE                                1970                                 FEE                                     18.4
       HAZELWOOD                                 1970                                 FEE                                     15.0
       INDEPENDENCE                              1998                                 FEE                                     21.0
       JENNINGS (6)                              1971                                 FEE                                      8.2
       JOPLIN                                    1998                                 FEE                                     12.6
       JOPLIN (8)                                1998                                 FEE                                      9.5
       KANSAS CITY                               1997                                 FEE                                     17.8
       KANSAS CITY                               1997                                 FEE                                     15.6
       KIRKWOOD                                  1998                         GROUND LEASE (2069)                             19.8
       LEMAY                                     1974                                 FEE                                      3.1
       MANCHESTER (8)                            1998                                 FEE                                      9.6
       SPRINGFIELD                               1994                                 FEE                                     41.5
       SPRINGFIELD                               1998                         GROUND LEASE (2087)                             18.5
       ST.CHARLES (5)                            1998                                 FEE                                     36.9
       ST.CHARLES                                1999                          GROUND LEASE (2039)                             8.4
       ST.LOUIS                                  1972                                 FEE                                     13.1
       ST.LOUIS                                  1998                                 FEE                                     17.5
       ST.LOUIS                                  1997                         GROUND LEASE (2025)                             19.7
       ST.LOUIS                                  1997                         GROUND LEASE (2035)                             37.7
       ST.LOUIS                                  1997                         GROUND LEASE (2040)                             16.3
       ST.LOUIS                                  1997                                 FEE                                     17.5
       ST.PETERS                                 1997                                 FEE                                     14.8

NEVADA
       HENDERSON (4)                             1999                          FEE/JOINT VENTURE                              36.0
       LAS VEGAS (8)                             2000                                 FEE                                     22.9

NEW HAMPSHIRE
       SALEM                                     1994                                 FEE                                     39.8

NEW JERSEY
       BRIDGEWATER                               1999                                 FEE                                     17.5
       CHERRY HILL                               1985                          FEE/JOINT VENTURE                              18.6
       CHERRY HILL                               1996                         GROUND LEASE (2035)                             15.2
       CINNAMINSON                               1996                                 FEE                                     13.7
       DELRAN (8)                                2000                                 FEE                                     16.1
       FRANKLIN                                  1998                                 FEE                                     14.9
       NORTH BRUNSWICK                           1994                                 FEE                                     38.1
       PISCATAWAY                                1998                                 FEE                                      9.6
       PLAINFIELD (8)                            1998                                 FEE                                     16.2
       RIDGEWOOD                                 1994                                 FEE                                      2.7
       WESTMONT                                  1994                                 FEE                                     17.4

NEW MEXICO
       ALBUQUERQUE                               1998                                 FEE                                      4.7
       ALBUQUERQUE                               1998                                 FEE                                     26.0
       ALBUQUERQUE                               1998                                 FEE                                      4.8

NEW YORK
       BRIDGEHAMPTON                             1973                                 FEE                                     30.2
       BRONX                                     1998                          FEE/JOINT VENTURE                              11.0
       BROOKLYN (8)                              2000                                 FEE                                      8.1
       CARLE PLACE                               1993                                 FEE                                      8.3
       CENTEREACH                                1993                          FEE/JOINT VENTURE                              40.7
       COMMACK                                   1998                   GROUND LEASE(2085)/JOINT VENTURE                      35.7
       COPIAGUE (8)                              1998                                 FEE                                     15.4
       FREEPORT (8)                              2000                                 FEE                                      9.6
       GLEN COVE (8)                             2000                                 FEE                                      2.7
       HAMPTON BAYS                              1989                                 FEE                                      8.2
       HEMPSTEAD (8)                             2000                                 FEE                                      1.4
       HENRIETTA                                 1988                                 FEE                                     14.9
       IRONDEQUOIT                               1988                                 FEE                                     12.8
       LATHAM (8)                                1999                                 FEE                                     59.0
       MANHASSET                                 1999                                 FEE                                      9.3
       MASSAPEQUA                                1999                                 FEE                                      2.2
       MERRICK (8)                               2000                                 FEE                                     10.8
       MIDDLETOWN (8)                            2000                                 FEE                                     10.1
       MUNSEY PARK (8)                           2000                                 FEE                                      6.0
       NANUET                                    1984                                 FEE                                      6.0
       PLAINVIEW                                 1969                                 FEE                                      7.0
       POUGHKEEPSIE (3)                          1972                                 FEE                                     20.0
       WEST GATES                                1993                                 FEE                                     18.6
       STATEN ISLAND (8)                         2000                                 FEE                                     14.4
       STATEN ISLAND                             1989                                 FEE                                     16.7
       STATEN ISLAND                             1997                                 FEE                                      7.0
       SYOSSET                                   1967                                 FEE                                      2.5
       YONKERS (8)                               2000                          GROUND LEASE(2047)                              6.3
       YONKERS                                   1995                                 FEE                                      4.1

[RESTUB]

                          LEASABLE         PERCENT    MAJOR LEASE
                            AREA            LEASED    (LEASE EXPIRATION/
LOCATION                  (SQ. FT.)          (1)      OPTION EXPIRATION)
-------------------------------------------------------------------------------------------------------------------------------
MISSOURI
       BRIDGETON                101,592           100 KOHLS(2010/2020)
       CAPE GIRARDEAU            80,803           100 SHOPKO(2018/2038)
       CREVE COEUR              113,781            82 KOHLS(2018/2038)
       ELLISVILLE               118,080           100 SHOP N SAVE(2005/2015)
       HAZELWOOD                149,230            35 WALGREENS(2006)
       INDEPENDENCE             160,795            95 KMART(2024/2054),OFFICE DEPOT(2012/2032)
       JENNINGS (6)             155,095            15 WALGREENS(2056)
       JOPLIN                   143,540            94 GOODYS(2010/2015)
       JOPLIN (8)                80,524           100 SHOPKO(2018/2038)
       KANSAS CITY              143,781            81 HOME DEPOT(2005/2050)
       KANSAS CITY              174,716           100 KMART(2024/2054),PRICE CHOPPER(2015/2030)
       KIRKWOOD                 169,736           100 KMART(2024/2054),FRANKS NURSERY(2011),HANCOCK FABRICS(2007/2017)
       LEMAY                     73,281            70 SHOP N SAVE(2003/2008),DOLLAR GENERAL(2003/2008)
       MANCHESTER (8)            89,305           100 KOHLS(2018/2038)
       SPRINGFIELD              277,552            96 BEST BUY(2011/2026),JCPENNEY(2005/2015)
       SPRINGFIELD              167,828           100 KMART(2024/2054),OFFICE DEPOT(2005/2010)
       ST.CHARLES (5)                 -             -
       ST.CHARLES                84,460           100 KOHLS(2019/2039)
       ST.LOUIS                 163,821            29 WALGREENS(2006)
       ST.LOUIS                 157,913            75 BURLINGTON COAT(2004/2024),FRANKS NURSERY(2011),OFFICE DEPOT(2005/2015)
       ST.LOUIS                 155,868           100 KMART(2024/2025),FRANKS NURSERY(2005/2015)
       ST.LOUIS                 168,367            82 KMART(2024/2035),FIRESTONE(2004/2018)
       ST.LOUIS                 128,765           100 KMART(2024/2040),LEMAY BUILDING(2010)
       ST.LOUIS                 163,097            98 KMART(2024/2054),ODD LOTS(2003/2009)
       ST.PETERS                171,780           100 KMART(2024/2054),OFFICE DEPOT(2004/2009)

NEVADA
       HENDERSON (4)                  -             -
       LAS VEGAS (8)            229,020            99 HOMEBASE(2009/2029)

NEW HAMPSHIRE
       SALEM                    340,626           100 STOP & SHOP(2003/2013),SHAWS SUPERMARKET(2008/2038),BOB'S STORES(2011/2021)

NEW JERSEY
       BRIDGEWATER              157,695           100 BED BATH & BEYOND(2010/2030), MARSHALLS (2009/2019)
       CHERRY HILL              121,673            86 GIANT FOOD (2016/2036),DOLLAR TREE(2005/2015)
       CHERRY HILL              129,809           100 KOHLS(2016/2035),SEARS HARDWARE(2003/2013)
       CINNAMINSON              138,408           100 AMES (2019/2034)
       DELRAN (8)               161,128            96 KMART(2002/2017)
       FRANKLIN                 138,364           100 EDWARDS(2010/2020),NY SPORTS CLUB(2006/2016)
       NORTH BRUNSWICK          403,079           100 WALMART(2018/2058),BURLINGTON COAT(2008/2013)
       PISCATAWAY                97,348            96 SHOP RITE(2014/2024)
       PLAINFIELD (8)           133,249            99 A&P(2018/2058),SEARS HARDWARE(2008/2028)
       RIDGEWOOD                 24,280           100 FRESH FIELDS(2015/2024)
       WESTMONT                 192,380            87 SUPER FRESH(2017/2081),SUPER FITNESS(2009),JOANN FABRICS(2010/2020)

NEW MEXICO
       ALBUQUERQUE               37,735           100 SEARS HARDWARE(2006/2021)
       ALBUQUERQUE              180,512            98 MOVIES WEST(2011/2021)
       ALBUQUERQUE               59,722            95 PAGE ONE(2003/2013),WALGREENS(2027)

NEW YORK
       BRIDGEHAMPTON            287,632            99 KMART(2019/2039),KING KULLEN(2015/2035),TJ MAXX(2007/2017)
       BRONX                    225,821            96 A&P(2011), NATIONAL AMUSEMENTS(2011)
       BROOKLYN (8)              80,708           100 PERGAMENT(2011/2021),WALGREENS(2030)
       CARLE PLACE              132,318            92 HARROWS(2002),STAPLES(2010/2025)
       CENTEREACH               371,028            89 WALMART(2015/2044),KING KULLEN(2003/2033),MODELLS(2009/2019)
       COMMACK                  255,798           100 KING KULLEN(2017/2047),SPORTS AUTHORITY (2017/2037)
       COPIAGUE (8)             154,692           100 HOME DEPOT(2011/2056),JACK-LALANNE(2008/2018)
       FREEPORT (8)             173,031           100 MAYFAIR SUPERMARKET (2025),TOYS R US(2020/2040),MARSHALLS(2006/2016)
       GLEN COVE (8)             49,597            89 STAPLES(2014/2029)
       HAMPTON BAYS              70,990           100 STERNS(2005/2025),GENOVESE(2006/2016)
       HEMPSTEAD (8)             13,905           100 WALGREENS(2059)
       HENRIETTA                123,000            15 STAPLES(2010/2022),OUTBACK STEAKHOUSE(2006/2026)
       IRONDEQUOIT               17,995           100 STAPLES(2010/2027)
       LATHAM (8)               603,171            98 SAMS CLUB(2013/2043),WALMART(2013/2043),HOME DEPOT(2031/2071)
       MANHASSET                236,373            51 VALUE CITY (2006/2011)
       MASSAPEQUA                22,010           100 DUANE READE(2014)
       MERRICK (8)              107,871            98 WALDBAUMS(2013/2016)
       MIDDLETOWN (8)            80,000           100 BEST BUY(2016/2031),LINENS N THINGS(2016/2031)
       MUNSEY PARK (8)           72,748           100 BED BATH & BEYOND(2007/2022),FRESH FIELDS(2011/2021)
       NANUET                    70,522            43
       PLAINVIEW                 88,222            99 FAIRWAY STORES(2017/2037),ASTORIA FEDERAL(2017/2037)
       POUGHKEEPSIE (3)         165,733            86 STOP & SHOP (2020/2049)
       WEST GATES               185,153            39 TOPS SUPERMARKET(2004/2024),BALLY'S(2000/2010)
       STATEN ISLAND (8)        177,118            95 TJX(2005/2025),NATIONAL WHOLESALE(2010/2030),MICHAELS STORES(2006/2031)
       STATEN ISLAND            210,990            98 KMART(2006/2011),PATHMARK(2011/2021)
       STATEN ISLAND             95,893            98 WALDBAUMS(2006/2031),CVS(2000/2015)
       SYOSSET                   32,124           100 NEW YORK SPORTS (2016/2021)
       YONKERS (8)               56,361            94 STAPLES(2014/2029)
       YONKERS                   43,560           100 SHOPRITE(2008/2028)


                                                 YEAR                              OWNERSHIP
                                               DEVELOPED                           INTEREST/                          LAND AREA
LOCATION                                      OR ACQUIRED                       (EXPIRATION)(2)                        (ACRES)
------------------------------------------------------------------------------------------------------------------------------------
NORTH CAROLINA
       CARY                                      2000                                 FEE                                      8.6
       CARY                                      1998                                 FEE                                     10.9
       CHARLOTTE                                 1968                                 FEE                                     13.5
       CHARLOTTE                                 1993                                 FEE                                     14.0
       CHARLOTTE                                 1986                          GROUND LEASE(2048)                             18.5
       DURHAM                                    1996                                 FEE                                     13.2
       GASTONIA                                  1989                                 FEE                                     24.9
       GREENSBORO                                1999                                 FEE                                      8.2
       GREENSBORO (8)                            1998                                 FEE                                      4.4
       RALEIGH                                   1993                                 FEE                                     35.9
       WINSTON-SALEM                             1969                                 FEE                                     13.2

OHIO

       AKRON                                     1975                                 FEE                                      6.9
       AKRON                                     1988                                 FEE                                     24.5
       AKRON                                     1988                                 FEE                                     12.6
       AKRON                                     1988                         GROUND LEASE (2012)                             22.9
       BARBERTON                                 1972                                 FEE                                     10.0
       BEAVERCREEK                               1986                                 FEE                                     18.2
       BEDFORD                                   1988                         GROUND LEASE (2019)                             13.1
       BROOKLYN                                  1988                                 FEE                                     14.4
       BRUNSWICK                                 1975                                 FEE                                     20.0
       CAMBRIDGE                                 1973                                 FEE                                     13.1
       CANTON                                    1993                                 FEE                                      7.9
       CANTON                                    1972                                 FEE                                     19.6
       CANTON                                    1988                                 FEE                                      9.2
       CANTON                                    1988                         GROUND LEASE (2007)                             20.6
       CENTERVILLE                               1988                                 FEE                                     15.2
       CINCINATTI                                1988                                 FEE                                     11.6
       CINCINNATI                                2000                                 FEE                                      8.8
       CINCINNATI (8)                            2000                                 FEE                                     36.7
       CINCINNATI                                1988                                 FEE                                      8.8
       CINCINNATI                                1988                                 FEE                                     29.2
       CINCINNATI                                1999                                 FEE                                     16.7
       CLEVELAND                                 1975                         GROUND LEASE (2035)                              9.4
       COLUMBUS                                  1967                                 FEE                                     13.8
       COLUMBUS                                  1988                                 FEE                                     12.4
       COLUMBUS                                  1988                                 FEE                                     13.7
       COLUMBUS                                  1988                                 FEE                                     17.9
       COLUMBUS                                  1988                                 FEE                                     12.4
       COLUMBUS                                  1988                                 FEE                                     12.5
       COLUMBUS (8)                              1998                                 FEE                                     12.1
       DAYTON                                    1969                         GROUND LEASE (2043)                             22.8
       DAYTON                                    1984                                 FEE                                     27.0
       DAYTON                                    1988                                 FEE                                     16.9
       DAYTON (4)                                1999                                 FEE                                     31.0
       DAYTON                                    1988                                 FEE                                     11.2
       ELYRIA                                    1988                                 FEE                                      8.3
       HUBER HEIGHTS (8)                         1999                                 FEE                                     40.0
       KENT                                      1988                                 FEE                                     12.2
       LIMA                                      1986                                 FEE                                     18.1
       MENTOR                                    1987                                 FEE                                     20.6
       MENTOR                                    1988                                 FEE                                     25.0
       MIDDLEBURG HEIGHTS                        1988                                 FEE                                      8.2
       NORTH OLMSTED                             1988                                 FEE                                     11.7
       SHARONVILLE                               1977                  GROUND LEASE (2076)/JOINT VENTURE                      15.0
       SPRINGBORO PIKE                           1985                                 FEE                                     13.0
       SPRINGDALE (8)                            2000                                 FEE                                     22.0
       SPRINGFIELD                               1988                                 FEE                                     14.3
       UPPER ARLINGTON                           1969                                 FEE                                     13.3
       WESTERVILLE                             1988/1993                              FEE                                     25.4
       WICKLIFFE                                 1995                                 FEE                                     10.0
       WILLOUGHBY HILLS                          1988                                 FEE                                     14.1

[RESTUB]


                          LEASABLE         PERCENT    MAJOR LEASE
                            AREA            LEASED    (LEASE EXPIRATION/
LOCATION                  (SQ. FT.)          (1)      OPTION EXPIRATION)
-------------------------------------------------------------------------------------------------------------------------------
NORTH CAROLINA
       CARY                      86,015           100 BED BATH & BEYOND(2005/2014)
       CARY                     102,787            96 LOWES(2017/2037)
       CHARLOTTE                110,300           100 MEDIA PLAY(2005/2019),TJ MAXX(2007/2017),CVS(2015/2035)
       CHARLOTTE                135,269           100 BEST BUY(2038),BI-LO(2009/2029),MICHAELS(2003/2013)
       CHARLOTTE                227,808            88 TOYS R8US(2012/2042),DRUG EMPORIUM(2005/2015),OFFICEMAX(2009/2024)
       DURHAM                   116,186            94 TJ MAXX(2003/2013),JOANN FABRICS(2010/2020)
       GASTONIA                 235,607            87 SERVICE MERCHANDISE(2003),TOYS R US(2015/2045),WINN DIXIE(2002)
       GREENSBORO               100,794            87 WACCAMAW(2010/2025),BEN FRANKLIN(2010/2020),FASHION BUG(2006/2026)
       GREENSBORO (8)            41,387           100 STAPLES(2011/2031)
       RALEIGH                  374,395            91 BEST BUY(2005/2020),PHAR-MOR(2010/2025),GENERAL CINEMA(2009/2029)
       WINSTON-SALEM            137,868            98 KROGER(2016/2041),SPORTSMAN'S SUPPLY(2008),CVS(2004/2014)

OHIO

       AKRON                     56,975            79 GIANT EAGLE(2004/2024),DOLLAR GENERAL(2002)
       AKRON                    138,363           100 GABRIEL BROTHER(2005/2025)
       AKRON                    149,054           100 AMES(2014/2049),GIANT EAGLE(2002/2017)
       AKRON                    116,656            98 AMES(2012)
       BARBERTON                 38,175            19 GIANT EAGLE(2007/2012),CVS(2002/2004)
       BEAVERCREEK              146,636            78 KROGER(2018/2048)
       BEDFORD                  133,147           100 AMES(2019)
       BROOKLYN                 133,563           100 AMES(2014/2049)
       BRUNSWICK                168,523            92 KMART(2005/2050),GIANT EAGLE(2001/2031)
       CAMBRIDGE                 95,955            94 QUALITY STORES (TJX)(2010/2020),KROGER(2004/2014)
       CANTON                    63,989            93 CINEMARK(2001/2003),DOLLAR GENERAL(2003/2012)
       CANTON                   161,569            81 BURLINGTON COAT(2018/2043),TJ MAXX(2007/2017),HOMETOWN BUFFET(2010/2020)
       CANTON                    99,267           100 AMES(2014/2049)
       CANTON                   150,900            74 AMES(2007)
       CENTERVILLE              115,114            85 WACCAMAW(2006/2021),ODD JOB(2007/2017)
       CINCINATTI               139,985            67 CIRCUIT CITY(2008/2031),BIG LOTS(2004/2009),OFFICE DEPOT(2004/2024)
       CINCINNATI                88,317            62 HOB-LOB (2011/2022)
       CINCINNATI (8)           375,499            99 WALMART(2010/2040)
       CINCINNATI               121,242           100 BURLINGTON COAT(2005/2025),TOYS R US(2019/2044)
       CINCINNATI               321,537            61 SERVICE MERCHANDISE(2002/2012),TOYS R US(2016/2046),LINENS N THINGS(2005/2015)
       CINCINNATI               168,635            64 FASHION BUG(2003/2018)
       CLEVELAND                 83,061            67 ALDI(2003/2023)
       COLUMBUS                 112,813            77
       COLUMBUS                 131,789           100 KOHLS (2011/2031),KROGER(2031/2071),TOYS R US(2015/2040)
       COLUMBUS                 140,993           100 KOHLS(2011/2031),STAPLES(2005/2010)
       COLUMBUS                 129,008           100 KOHLS(2011/2031)
       COLUMBUS                 135,650           100 KOHLS(2011/2031),CIRCUIT CITY(2019/2039)
       COLUMBUS                  99,262           100 SOUTHLAND EXPO(2001)
       COLUMBUS (8)             113,183            99 BORDER BOOKS(2018/2038),ZANY BRAINY(2007/2017)
       DAYTON                   163,131            60 BEST BUY(2004/2024),JOANN FABRICS(2002/2012),BIG LOTS(2002/2008)
       DAYTON                   214,279            87 VICTORIAS SECRET(2004/2019),JO-ANN FABRICS(2006/2016),RITE AID(2000)
       DAYTON                   141,616           100 VALUE CITY(2010/2020),CIRCUIT CITY(2018/2038)
       DAYTON (4)                72,000           100 QUINCY AMUSEMENTS (2020/2050)
       DAYTON                   116,374           100 VALUE CITY(2010/2015)
       ELYRIA                   103,400           100 KMART(2010/2029)
       HUBER HEIGHTS (8)        309,768            99 ELDER BEERMAN(2014/2044),KOHLS (2015/2035),MARSHALLS(2009/2024)
       KENT                     106,500           100 AMES(2013)
       LIMA                     193,633            94 RAYS SUPERMARKET(2011/2026),JOANN FABRICS(2006/2011)
       MENTOR                   103,910           100 AMES(2020/2045)
       MENTOR                   271,209           100 GIANT EAGLE(2019/2029),BURLINGTON COAT(2014/0000),JOANN FABRICS(2009/2019)
       MIDDLEBURG HEIGHTS       104,342           100 AMES(2014/2049)
       NORTH OLMSTED             99,862           100 AMES(2014/2049)
       SHARONVILLE              130,715           100 KMART(2004/2054),KROGER(2003/2028),FASHION BUG(2003/2010)
       SPRINGBORO PIKE           99,147            97 OFFICEMAX(2002/2022)
       SPRINGDALE (8)           243,929            98 WALMART(2015/2045),OFFICEMAX(2009/2024)
       SPRINGFIELD              131,628           100 KMART(2010/2029),HOBBY LOBBY(2010/2020),STAPLES(2022)
       UPPER ARLINGTON          158,395            90 TJ MAXX(2001/2006),CVS(2019/2039)
       WESTERVILLE              242,124           100 KOHLS(2016/2036), OFFICEMAX(2002/2012)
       WICKLIFFE                128,180           100 GABRIEL BROTHERS(2008/2023),BIG LOTS(2005/2010),DOLLAR GENERAL(2001/2004)
       WILLOUGHBY HILLS         152,508            99 AMES(2014/2049)


                                                 YEAR                              OWNERSHIP
                                               DEVELOPED                           INTEREST/                          LAND AREA
LOCATION                                      OR ACQUIRED                       (EXPIRATION)(2)                        (ACRES)
------------------------------------------------------------------------------------------------------------------------------------
OKLAHOMA
       EDMOND                                    1997                                 FEE                                      9.8
       MIDWEST CITY                              1998                                 FEE                                      9.7
       OKLAHOMA CITY                             1998                                 FEE                                     19.8
       TULSA                                     1996                                 FEE                                      8.8

PENNSYLVANIA
       EXTON                                     1999                                 FEE                                      6.1
       BLUE BELL                                 1996                                 FEE                                     17.7
       CHIPPEWA                                  2000                                 FEE                                     22.4
       DUQUESNE                                  1993                                 FEE                                      8.8
       E. NORRITON                               1984                                 FEE                                     12.5
       E. STROUDSBURG                            1973                                 FEE                                     15.3
       EAGLEVILLE                                1973                                 FEE                                     15.2
       EASTWICK                                  1997                                 FEE                                      3.4
       EXTON                                     1996                                 FEE                                      9.8
       FEASTERVILLE                              1996                                 FEE                                      4.6
       GETTYSBURG                                1986                                 FEE                                      2.3
       HARRISBURG                                1972                          FEE/JOINT VENTURE                              17.0
       HARRISBURG                                1972                                 FEE                                     11.7
       HAVERTOWN                                 1996                                 FEE                                      9.0
       LANDSDALE                                 1996                         GROUND LEASE (2037)                              1.4
       MIDDLETOWN                                1973                                 FEE                                     21.9
       MIDDLETOWN                                1986                                 FEE                                      4.7
       NEW KENSINGTON                            1986                                 FEE                                     12.5
       PENN HILLS                                1986                         GROUND LEASE (2027)                             31.1
       PHILADELPHIA                              1983                          FEE/JOINT VENTURE                               8.1
       PHILADELPHIA                              1995                          FEE/JOINT VENTURE                              22.6
       PHILADELPHIA                              1996                                 FEE                                      6.3
       PHILADELPHIA                              1996                         GROUND LEASE (2035)                              6.8
       RICHBORO                                  1986                                 FEE                                     14.5
       SCOTT TOWNSHIP                            1999                         GROUND LEASE (2052)                              6.9
       SPRINGFIELD                               1983                                 FEE                                     19.7
       TREXLERTOWN                               1998                  GROUND LEASE (2048)/J0INT VENTURE                       1.2
       UPPER ALLEN                               1986                                 FEE                                      6.0
       UPPER DARBY                               1996                          FEE/JOINT VENTURE                              16.3
       WEST MIFFLIN                              1974                                 FEE                                     24.6
       WEST MIFFLIN                              1986                                 FEE                                      8.3
       WHITEHALL                                 1996                         GROUND LEASE (2081)                              6.0
       YORK                                      1986                                 FEE                                      8.0
       YORK                                      1986                                 FEE                                     13.7
       YORK                                      1986                                 FEE                                      3.3

ROHDE ISLAND
       CRANSTON                                  1998                                 FEE                                     11.0

SOUTH CAROLINA
       AIKEN                                     1989                                 FEE                                     16.6
       CHARLESTON                                1978                                 FEE                                     17.6
       CHARLESTON                                1995                                 FEE                                     17.2
       FLORENCE                                  1997                                 FEE                                     21.0
       GREENVILLE                                1997                                 FEE                                     20.4
       NORTH CHARLESTON                        2000/1997                              FEE                                     27.3

TENNESSEE
       MEMPHIS                                   2000                                 FEE                                      8.8
       CHATTANOOGA                               1973                         GROUND LEASE (2073)                              7.6
       MADISON (8)                               1999                                 FEE                                     21.1
       MADISON                                   1978                         GROUND LEASE (2039)                             14.5
       MEMPHIS                                   1998                                 FEE                                     14.7
       NASHVILLE (8)                             1999                                 FEE                                      9.3
       NASHVILLE                                 1998                                 FEE                                     10.2
       NASHVILLE                                 1998                                 FEE                                     16.9

[RESTUB]


                          LEASABLE         PERCENT    MAJOR LEASE
                            AREA            LEASED    (LEASE EXPIRATION/
LOCATION                  (SQ. FT.)          (1)      OPTION EXPIRATION)
-------------------------------------------------------------------------------------------------------------------------------
OKLAHOMA
       EDMOND                    97,527           100 KMART(2024/2054)
       MIDWEST CITY              99,433           100 KMART(2024/2054)
       OKLAHOMA CITY            232,635           100 HOME DEPOT(2014/2044),BEST BUY(2008/2023)
       TULSA                     96,100           100 KMART(2021/2051)

PENNSYLVANIA
       EXTON                     60,685           100 ACME MARKETS(2015/2045)
       BLUE BELL                116,055           100 KOHLS (2016/2036),SEARS HARDWARE(2002/2007)
       CHIPPEWA                 215,206           100 KMART(2018/2068),HOME DEPOT(2018/2068))
       DUQUESNE                  69,733           100 ECKERD(2004)
       E. NORRITON              134,860            97 SHOP N SAVE(2017/2037),STAPLES(2008/2023),JOANN FABRICS(2002/2012)
       E. STROUDSBURG           168,218           100 KMART(2002/2022),WEIS MARKETS(2002/2012)
       EAGLEVILLE               165,385            98 KMART(2004/2019),GENUARDIS(2011/2025)
       EASTWICK                  36,511           100 MERCY HOSPITAL(2012/2022)
       EXTON                     85,184           100 KOHLS (2016/2036)
       FEASTERVILLE              86,575           100 VALUE CITY(2011/2026)
       GETTYSBURG                30,706            94 GIANT FOOD(2005/2010)
       HARRISBURG               175,917           100 AMES(2002/2032),MEDIA PLAY(2011/2026)
       HARRISBURG               152,565            99 AMES(2002/2032),BIG LOTS(2015/2045)
       HAVERTOWN                 80,938           100 KOHLS (2016/2036)
       LANDSDALE                 84,470           100 KOHLS(2012)
       MIDDLETOWN               140,481            66 SHARP SHOPPER (2010/2015),CVS(2008)
       MIDDLETOWN                35,747            81 US POST OFFICE(2016/2026),FAMILY DOLLAR(2003/2008)
       NEW KENSINGTON           106,624           100 GIANT EAGLE(2006/2026)
       PENN HILLS               110,517           100 AMES(2017/2026)
       PHILADELPHIA             214,970            52 JCPENNEY(2012/2037),TOYS R US(2002/2052)
       PHILADELPHIA             208,330           100 SUPER FRESH(2022/2047),PETSMART(2006/2016)
       PHILADELPHIA              82,345           100 KMART(2016/2036)
       PHILADELPHIA             133,309           100 KMART(2010/2035)
       RICHBORO                 109,741            72 SUPER FRESH(2018/2058),RITE AID(2007/2017)
       SCOTT TOWNSHIP            69,288           100 WALMART(2015/2052)
       SPRINGFIELD              218,907           100 VALUE CITY(2013/2043),STAPLES(2008/2023),JOANN FABRICS(2006/2016)
       TREXLERTOWN               41,680            96 LEHIGH VALLEY HEALTH (2008/2023)
       UPPER ALLEN               59,470            92 GIANT FOOD(2010/2030),CVS(2008)
       UPPER DARBY               48,936            96 MERCY HOSPITAL(2012/2022)
       WEST MIFFLIN             194,283           100 AMES(2004/2034),GIANT EAGLE(2014/2039)
       WEST MIFFLIN              84,279           100 AMES(2007/2032)
       WHITEHALL                 84,524           100 KOHLS (2016/2036)
       YORK                      61,979            77 SUPERPETZ (2004/2009),ECKERD(2004)
       YORK                      53,011           100 GIANT FOOD(2006/2026),CVS(2005/2020)
       YORK                      35,500           100 GIANT FOOD(2002/2017),RITE AID(2002/2012)

ROHDE ISLAND
       CRANSTON                 129,907            91 BOB'S(2003/2028),MARSHALLS(2011/2021)

SOUTH CAROLINA
       AIKEN                     11,200            62
       CHARLESTON               165,973            96 STEIN MART(2001/2016)
       CHARLESTON               186,000            90 TJ MAXX(2004),OFFICE DEPOT(2006/2016),MARSHALLS(2006/2011)
       FLORENCE                 113,922            98 HAMRICKS(2006/2011),STAPLES(2010/2035),ATHLETES FOOT(2007/2017)
       GREENVILLE               148,532            98 PHAR-MOR(2005/2020),BABIES R US(2002/2022)
       NORTH CHARLESTON         267,102            95 PHAR-MOR(2005/2010), SPORTS AUTHORITY (2013/2033), MARSHALLS (2003/2013)

TENNESSEE
       MEMPHIS                   87,962           100 OLD TIME POTTERY(2010/2025)
       CHATTANOOGA               44,288            69 ECHOLS FURNITURE(2001)
       MADISON (8)              189,299            98 SPORTS AUTHORITY(2013/2028),BEST BUY(2014/2029)
       MADISON                  182,256            71 OLD TIME POTTERY(2001/2006),HOLLYWOOD VIDEO(2008/2014)
       MEMPHIS                  167,283            97 TOYS R US(2017/2042),OFFICEMAX(2008/2028)
       NASHVILLE (8)             99,159           100 BEST BUY(2014/2029),OFFICEMAX(2015/2035)
       NASHVILLE                109,012           100 MARSHALLS(2002/2005),OFFICEMAX(2004/2019)
       NASHVILLE                171,236            70 STEIN MART(2003/2013)

                                       22


                                                 YEAR                              OWNERSHIP
                                               DEVELOPED                           INTEREST/                          LAND AREA
LOCATION                                      OR ACQUIRED                       (EXPIRATION)(2)                        (ACRES)
------------------------------------------------------------------------------------------------------------------------------------
TEXAS
       AMARILLO  (8)                             1997                                 FEE                                      9.3
       ARLINGTON                                 1997                         GROUND LEASE (2043)                              8.0
       AUSTIN (8)                                1998                                 FEE                                     18.2
       AUSTIN                                    1998                                 FEE                                     15.1
       BAYTOWN                                   1996                                 FEE                                      8.7
       BURLESON (4)                              2000                                 FEE                                     54.6
       CEDAR HILLS CROSSING (4)                  1998                                 FEE                                     40.1
       CORSICANA                                 1997                                 FEE                                     10.3
       DALLAS                                    1969                          FEE/JOINT VENTURE                              75.0
       DALLAS (8)                                1998                                 FEE                                      6.8
       DUNCANVILLE                               1996                                 FEE                                      6.8
       E. PLANO                                  1996                                 FEE                                      9.0
       FT. WORTH                                 1996                                 FEE                                     12.6
       GARLAND (8)                               1998                                 FEE                                      6.3
       GARLAND                                   1996                                 FEE                                      2.9
       GARLAND                                   1996                                 FEE                                      8.8
       HOUSTON                                   1973                                 FEE                                      4.3
       HOUSTON                                   1998                                 FEE                                     40.0
       HOUSTON                                   1998                                 FEE                                     46.5
       HOUSTON                                   1997                                 FEE                                      8.0
       HOUSTON                                   1999                                 FEE                                      5.6
       HOUSTON                                   1996                                 FEE                                      8.8
       HOUSTON                                   1997                                 FEE                                      8.2
       LEWISVILLE                                1998                                 FEE                                     11.2
       LEWISVILLE                                1998                                 FEE                                      7.6
       LEWISVILLE                                1998                                 FEE                                      3.8
       LUBBOCK                                   1998                                 FEE                                      9.6
       MESQUITE                                  1974                                 FEE                                      9.0
       MESQUITE                                  1998                                 FEE                                     15.0
       N. ARLINGTON                              1996                                 FEE                                      8.0
       NORTH RICHLAND HILLS (5)                  1997                                 FEE                                      9.2
       PASADENA (8)                              1999                                 FEE                                     15.1
       RICHARDSON (8)                            1998                                 FEE                                     11.7
       SAN ANTONIO (4)                           1999                          FEE/JOINT VENTURE                             147.6
       W. OAKS - HOUSTON                         1996                                 FEE                                      8.2

UTAH
       OGDEN                                     1967                                 FEE                                     11.4

VIRGINIA
       COLONIAL HEIGHTS                          1999                                 FEE                                      6.1
       FAIRFAX (8)                               1998                                 FEE                                     37.0
       HARRISONBURG                              1999                                 FEE                                      3.1
       MANASSAS                                  1997                                 FEE                                     13.5
       RICHMOND                                  1995                                 FEE                                     11.5
       RICHMOND                                  1999                                 FEE                                      8.5
       WOODBRIDGE                                1973                  GROUND LEASE(2072) /JOINT VENTURE                      19.6
       WOODBRIDGE (8)                            1998                                 FEE                                     54.0

[RESTUB]


                                   LEASABLE       PERCENT    MAJOR LEASE
                                     AREA          LEASED    (LEASE EXPIRATION/
LOCATION                           (SQ. FT.)        (1)      OPTION EXPIRATION)
------------------------------------------------------------------------------------------------------------------------------------
TEXAS
       AMARILLO  (8)                  342,859         100 HOME DEPOT(2024/2054),CIRCUIT CITY(2010/2035)
       ARLINGTON                       96,127         100 HOBBY LOBBY(2008/2018)
       AUSTIN (8)                     191,760         100 CIRCUIT CITY(2017/2037),BABIES R US(2012/2027)
       AUSTIN                         153,625          85 HEB GROCERY(2006/2026),ACE HARDWARE(2006/2026)
       BAYTOWN                        104,050          54 HOBBY LOBBY(2008/2018)
       BURLESON (4)                         -           -
       CEDAR HILLS CROSSING (4)       154,699         100 KOHLS(2021/2041),STAPLES(2015/2030)
       CORSICANA                      350,000         100 MONTGOMERY WARD(2020/2040)
       DALLAS                         682,635          56 MONTGOMERY WARD(2005/2015)
       DALLAS (8)                      83,867         100 ROSS STORES(2007/2017),OFFICEMAX(2009/2024)
       DUNCANVILLE                     96,500         100 KMART(2021/2051)
       E. PLANO                        97,798         100 HOME DEPOT EXPO(2024/2054)
       FT. WORTH                      106,000         100 KMART(2021/2051)
       GARLAND (8)                     62,000         100 OFFICE DEPOT(2001/2021),DRUG EMPORIUM(2006/2021)
       GARLAND                         41,364         100 KROGER(2005/2025)
       GARLAND                        103,600         100 KMART(2021/2051)
       HOUSTON                         45,494         100 KROGER(2002/2012)
       HOUSTON                        405,758          97 HOBBY LOBBY(2012/2032),BED BATH & BEYOND(2009/2019)
       HOUSTON                        166,180          98 BEST BUY(2016/2021), ROSS STORES (2011/2026)
       HOUSTON                        113,831          96 HEB PANTRY STORE(2007/2027),PALAIS ROYAL(2007/2022),FASHION BUG(2005/2015)
       HOUSTON                         84,188         100 OFFICE DEPOT(2002/2012)
       HOUSTON                        106,000         100 KMART(2021/2051)
       HOUSTON                        106,295         100 HOME DEPOT(2024/2054)
       LEWISVILLE                      74,837          97 BALLYS TOTAL FITNESS(2007/2022),TALBOTS OUTLET(2007/2017)
       LEWISVILLE                     124,103         100 WACCAMAW(2012/2027),BABIES R US(2009/2027)
       LEWISVILLE                      93,668         100 DRUG EMPORIUM(2013/2028),DSW SHOES(2008/2028)
       LUBBOCK                        108,326          96 PETSMART(2015/2040),OFFICEMAX(2009/2029),BARNES & NOBLE(2010/2025)
       MESQUITE                        79,550         100 KROGER(2012/2037),AUTO ZONE(2003/2013)
       MESQUITE                       209,582          89 BEST BUY(2009/2024), SEARS(2001/2026), PETSMART(2007/2027)
       N. ARLINGTON                    97,000         100 KMART(2021/2051)
       NORTH RICHLAND HILLS (5)             -         100 HOME DEPOT(2005/2050)
       PASADENA (8)                   169,203         100 PETSMART(2015/2030),OFFICEMAX(2014/2029),MICHAELS(2009/2024)
       RICHARDSON (8)                 112,604         100 OFFICEMAX(2011/2026),BALLYS TOTAL FITNESS(2009/2019)
       SAN ANTONIO (4)                394,595         100 TOYS R US(2016/2041), BEST BUY(2016/2026)
       W. OAKS - HOUSTON               96,500         100 KMART(2021/2051)

UTAH
       OGDEN                          121,449          88 KMART(2002)

VIRGINIA
       COLONIAL HEIGHTS                60,909         100 THE OAK INC.(2008),BOOKS-A-MILLION(2008/2015)
       FAIRFAX (8)                    323,262         100 HOME DEPOT(2013/2033),COSTCO(2011/2046),SPORTS AUTHORITY(2003/2013)
       HARRISONBURG                    31,111         100 STAPLES(2004/2014),CIRCUIT CITY(2003/2013)
       MANASSAS                       117,525          97 SUPER FRESH(2006/2026),JOANN FABRICS(2003/2013)
       RICHMOND                       121,550         100 BURLINGTON COAT(2006/2035)
       RICHMOND                        84,683           -
       WOODBRIDGE                     187,063          79 AMES(2006/2021)
       WOODBRIDGE (8)                 480,001          91 LOWES(2012/2032),CHUCK E CHEESE(2009/2019),BOATER'S WORLD(2009/2019)


                                                 YEAR                              OWNERSHIP
                                               DEVELOPED                           INTEREST/                          LAND AREA
LOCATION                                      OR ACQUIRED                       (EXPIRATION)(2)                        (ACRES)
------------------------------------------------------------------------------------------------------------------------------------
WASHINGTON
       BELLINGHAM (8)                            1998                                 FEE                                     20.0
       FEDERAL WAY (8)                           2000                                 FEE                                     17.0


WISCONSIN
       RACINE                                    1988                                 FEE                                     14.2

WEST VIRGINIA
       CHARLES TOWN                              1985                                 FEE                                     22.0
       CHARLESTON                                1999                                 FEE                                     14.8
       MARTINSBURG                               1986                                 FEE                                      6.0

                                                                                                                  ------------------
       TOTAL 444 PROPERTY INTERESTS                                                                                        7,383.6

ACQUISITIONS SUBSEQUENT TO DECEMBER 31, 2000

ILLINOIS
       CHAMPAIGN(8)                              2001                                 FEE                                      9.3


NORTH CAROLINA
       RALEIGH(4)                                2001                                 FEE                                     19.3

OHIO
       COLUMBUS(4)                               2001                                 FEE                                     20.6

DISPOSITIONS SUBSEQUENT TO DECEMBER 31, 2000

ARIZONA
       CHANDLER(6)                               1999                          FEE/JOINT VENTURE                              17.5

MISSOURI
       JENNINGS(6)                               1971                                 FEE                                      8.2


       RETAIL STORE LEASES (7)                  1995/97                            LEASEHOLD                                     -

                                                                                                                  ------------------
       GRAND TOTAL 495 PROPERTY INTERESTS                                                                                    7,459
                                                                                                                  ==================

[RESTUB]


                                              LEASABLE         PERCENT    MAJOR LEASE
                                                AREA            LEASED    (LEASE EXPIRATION/
LOCATION                                      (SQ. FT.)          (1)      OPTION EXPIRATION)
----------------------------------------------------------------------------------------------------------------------------------
WASHINGTON
       BELLINGHAM (8)                               179,885            98 COSTCO(2064)
       FEDERAL WAY (8)                              200,209           100 ASSOCIATED GROCERS(2015/2045),JOANN FABRICS(2010/2030),
                                                                          BARNES & NOBLE(2011/2026)

WISCONSIN
       RACINE                                       156,430            88 PIGGLY WIGGLY(2001/2007),BIG LOTS(2005/2015)

WEST VIRGINIA
       CHARLES TOWN                                 206,208            98 WALMART(2017/2047),STAPLES(2008/2018)
       CHARLESTON                                   134,943            97 KROGER(2008/2038),TJ MAXX(2006/2021)
       MARTINSBURG                                   43,212           100 GIANT FOOD(2010/2030),CVS(2003/2008)

                                              -------------
       TOTAL 444 PROPERTY INTERESTS              61,521,199

ACQUISITIONS SUBSEQUENT TO DECEMBER 31, 2000

ILLINOIS
       CHAMPAIGN(8)                                 111,720           100 BEST BUY(2016/2031)), DICKS SPORTING GOODS(2016/2031),
                                                                          MICHAELS(2011/2026)

NORTH CAROLINA
       RALEIGH(4)                                         -

OHIO
       COLUMBUS(4)                                        -

DISPOSITIONS SUBSEQUENT TO DECEMBER 31, 2000

ARIZONA
       CHANDLER(6)                                  129,109          98.8

MISSOURI
       JENNINGS(6)                                  155,095          14.0


       RETAIL STORE LEASES (7)                    4,579,498

                                              -------------
       GRAND TOTAL 495 PROPERTY INTERESTS        66,496,621
                                              =============

(1) PERCENT LEASED INFORMATION AS OF DECEMBER 31, 2000 OR DATE OF ACQUISITION IF ACQUIRED SUBSEQUENT TO DECEMBER 31, 2000.
(2) THE TERM "JOINT VENTURE" INDICATES THAT THE COMPANY OWNS THE PROPERTY IN CONJUNCTION WITH ONE OR MORE JOINT VENTURE PARTNERS. THE DATE INDICATED IS THE EXPIRATION DATE OF ANY GROUND LEASE AFTER GIVING AFFECT TO ALL RENEWAL PERIODS.
(3)    DENOTES REDEVELOPMENT PROJECT.
(4)    DENOTES GROUND-UP DEVELOPMENT PROJECT.
(5)    DENOTES UNDEVELOPED LAND.
(6)    SOLD OR TERMINATED SUBSEQUENT TO DECEMBER 31, 2000.
(7) THE COMPANY HOLDS INTEREST IN VARIOUS RETAIL STORE LEASES RELATED TO THE ANCHOR STORE PREMISES IN NEIGHBORHOOD AND COMMUNITY SHOPPING CENTERS.
(8)    DENOTES PROPERTY INTEREST IN KIMCO INCOME REIT ("KIR").

      Executive Officers and Other Significant Employees of the Registrant

The following table sets forth information with respect to the executive officers and other significant employees of the Company as of February 1, 2001.

   Name                       Age        Position                         Since
   ----                       ---        --------                         -----

Milton Cooper                 72         Chairman of the Board of         1991
                                         Directors and Chief
                                         Executive Officer

Michael J. Flynn              65         Vice Chairman of the             1996
                                         Board of Directors and
                                         President and Chief              1997
                                         Operating Officer

Patrick Callan, Jr.           38         Vice President -                 1998
                                         Eastern Region

Thomas A. Caputo              54         Executive Vice President         2000

Glenn G. Cohen                37         Vice President -                 2000
                                         Treasurer                        1997

Joseph V. Denis               49         Vice President -                 1993
                                         Construction

Jerald Friedman               56         President, KDI and               2000
                                         Executive Vice President         1998

Bruce M. Kauderer             54         Vice President - Legal           1995
                                         General Counsel and              1997
                                         Secretary

Joseph K. Kornwasser          53         Director and Senior              1998
                                         Executive Vice President

Mitchell Margolis             40         Vice President -                 2001
                                         Chief Information Officer

Robert Nadler                 42         President -                      2000
                                         Midwest Region

Michael V. Pappagallo         42         Vice President -                 1997
                                         Chief Financial Officer

Paul Weinberg                 56         Vice President -                 2000
                                         Human Resources

Joel Yarmak                   51         Vice President -                 2000
                                         Financial Operations

Michael J. Flynn has been President and Chief Operating Officer since January 2, 1997, Vice Chairman of the Board of Directors since January 2, 1996 and a Director of the Company since December 1, 1991. Mr. Flynn was Chairman of the Board and President of Slattery Associates, Inc. for more than five years prior to joining the Company.

Patrick Callan, Jr. has been a Vice President of the Company since May 1998. Mr. Callan was a Director of Leasing of the Company for more than five years prior to 1999.

Thomas A. Caputo has been Executive Vice President of the Company since December 2000. Mr. Caputo was a principal with H & R Retail from January 2000 to December 2000. Mr. Caputo was a principal with the RREEF Funds, a pension advisor, for more than five years prior to January 2000.

Glenn G. Cohen has been a Vice President of the Company since May 2000 and Treasurer of the Company since June 1997. Mr. Cohen served as Director of Accounting and Taxation of the Company from June 1995 to June 1997. Prior to joining the Company in June 1995, Mr. Cohen served as Chief Operating Officer and Chief Financial Officer for U.S. Balloon Manufacturing Co., Inc. from August 1993 to June 1995.

Jerald Friedman has been President of the Company's KDI subsidiary since April 2000 and Executive Vice President of the Company since June 1998. Mr. Friedman was Senior Executive Vice President and Chief Operating Officer of The Price REIT, Inc. from January 1, 1997 to June 1998. From 1994 through 1996, Mr. Friedman was the Chairman and Chief Executive Officer of K & F Development Company, an affiliate of The Price REIT, Inc.

Bruce M. Kauderer has been a Vice President of the Company since June 1995 and since December 15, 1997, General Counsel and Secretary of the Company. Mr. Kauderer was a founder of and partner with Kauderer & Pack P.C. from 1992 to June 1995.

Joseph K. Kornwasser has been a Director and Senior Executive Vice President of the Company since June 1998. Mr. Kornwasser was President, Chief Executive Officer and a director of The Price REIT, Inc. from August 1993 to June 1998.

Mitchell Margolis has been a Vice President of the Company since January 2001. Mr. Margolis was the Chief Information Officer with Tishman Speyer Properties for more than five years prior to joining the Company.

Robert Nadler has been President - Midwest Region of the Company since June 2000 and was a Vice President of the Company from June 1998 to June 2000. Prior to joining the Company, Mr. Nadler was Senior Vice President at LaSalle Partners from April 1994 to June 1998.

Michael V. Pappagallo has been a Vice President and Chief Financial Officer of the Company since May 27, 1997. Mr. Pappagallo was Chief Financial Officer of GE Capital's Commercial Real Estate Financial and Services business from September 1994 to May 1997 and held various other positions within GE Capital for more than five years prior to joining the Company.

Paul Weinberg has been a Vice President of the Company since May 2000. Mr. Weinberg served as Director of Human Resources of the Company from January 1997 to May 2000. Mr. Weinberg was Vice President of Employee and Labor Relations at American Express for more than five years prior to joining the Company.

Joel Yarmak has been a Vice President of the Company since June 2000. Mr. Yarmak served as a partner at Rubin & Katz LLP from August 1998 to June 2000 and Chief Financial Officer at Solow Realty from August 1997 to July 1998. Mr. Yarmak was a partner with Deloitte & Touche for more than five years prior to August 1997.

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

                                     PART II


Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

Market Information The following table sets forth the common stock offerings completed by the Company during the three year period ended December 31, 2000. The Company's common stock was sold for cash at the following offering prices per share.


     Offering Date                    Offering Price(s)
     -------------                    -----------------

   April 1998 (4 Offerings)          $36.0625, $36.025, $36.25
                                      and $36.625, respectively
   May 1998                          $38.4375
   July 1998 (3 Offerings)           $38.2575, $38.56 and
                                     $39.4375, respectively
   September 1998                    $38.75
   November 1998 (4 Offerings)       $39.00, $39.00, $39.6875
                                      and $39.6875, respectively
   December 1998 (3 Offerings)       $38.25 for each offering
   August 2000                       $42.50

The table below sets forth, for the quarterly periods indicated, the high and low sales prices per share reported on the NYSE Composite Tape for the Company's common stock. The Company's common stock is traded under the trading symbol "KIM ".

                                   Stock Price
                                   -----------
               Period              High      Low
               ------              ----      ---

        1999:
        First Quarter             $39.81     $36.44
        Second Quarter            $40.63     $35.56
        Third Quarter             $39.00     $34.31
        Fourth Quarter            $35.31     $30.88

        2000:
        First Quarter             $37.50     $32.75
        Second Quarter            $42.69     $36.25
        Third Quarter             $42.81     $39.13
        Fourth Quarter            $44.75     $39.00

Holders The approximate number of holders of record of the Company's common stock, par value $0.01 per share, was 1,552 as of February 1, 2001.

Dividends Since the IPO, the Company has paid regular quarterly dividends to its stockholders.

A quarterly dividend at the rate of $0.57 per share was declared and paid on October 29, 1998 and January 15, 1999, respectively. On March 15, 1999 and April 15, 1999 and June 15, 1999 and July 15, 1999 and September 15, 1999 and October 15, 1999, the Company declared and paid quarterly dividends at an increased rate of $0.60 per share. On December 7, 1999, the Company declared its dividend payable during the first quarter of 2000 at the increased rate of $0.66 per share payable on January 18, 2000 to shareholders of record January 3, 2000. Quarterly dividends at the rate of $0.66 per share were declared and paid on March 15, 2000 and April 17, 2000 and June 15, 2000 and July 17, 2000,
respectively. On September 15, 2000 and October 16, 2000, the Company declared and paid its quarterly dividend at an increased rate of $0.68 per share. On December 4, 2000, the Company declared its dividend payable during the first quarter of 2001 at an increased rate of $0.72 per share payable on January 16, 2001 to shareholders of record January 2, 2001. This $0.72 per share dividend, if annualized, would equal $2.88 per share or an annual yield of approximately 6.6% based on the closing price of $43.60 of the Company's common stock on the NYSE as of February 1, 2001.

The Company has determined that 100% of the dividends paid during 2000 and 1999 totaling $2.66 and $2.37 per share, respectively, represented ordinary dividend income to its stockholders.

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

The Company does not believe that the preferential rights available to the holders of its Class A, Class B, Class C and Class D Preferred Stock, the financial covenants contained in its public bond Indenture, as amended, or its revolving credit agreement will have an adverse impact on the Company's ability to pay dividends in the normal course to its common stockholders or to distribute amounts necessary to maintain its qualification as a REIT.

The Company maintains a dividend reinvestment and direct stock purchase plan (the "Plan") pursuant to which common and preferred stockholders and other interested investors may elect to automatically reinvest their dividends to purchase shares of the Company's common stock or, through optional cash payments, purchase shares of the Company's common stock. The Company may, from time to time, either (i) repurchase shares of its common stock in the open market, or (ii) issue new shares of its common stock, for the purpose of fulfilling its obligations under the Plan.

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

                                                                         Year ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                     2000            1999            1998            1997           1996
                                                     ----            ----            ----            ----            ----
                                                             (in thousands, except per share information)

Operating Data:
Revenues from rental property(1)                 $  459,407       $  433,880        $  338,798     $  198,929      $  168,144
Depreciation and amoritization                   $   71,129       $   67,416        $   51,348     $   30,053      $   27,067
Income before extraordinary items                $  205,025(3)    $  176,778(3)     $  127,166(3)  $   85,836(3)   $   73,827(3)
Income per common share, before
extraordinary items:
  Basic                                          $     2.89(3)    $     2.49(3)     $     2.05(3)  $     1.80(3)   $     1.61(3)
  Diluted                                        $     2.86(3)    $     2.46(3)     $     2.02(3)  $     1.78(3)   $     1.59(3)
Interest expense                                 $   92,100       $   83,646        $   64,912     $   31,745      $   27,019
Weighted average number of share of common
stock:
  Basic                                              61,792           60,473            50,071         37,388          35,906
  Diluted                                            62,435           60,978            50,641         37,850          36,219
Cash dividends paid per common share             $     2.66       $     2.37        $     1.97     $     1.72      $     1.56


                                                                                    December 31
                                                 -----------------------------------------------------------------------------------
                                                      2000            1999            1998            1997           1996
                                                      ----            ----            ----            ----           ----
Balance Sheet Data:

Real estate, before
  accumulated depreciation                       $3,111,708       $2,951,050        $3,023,902     $1,404,196      $1,072,056
Total assets                                     $3,171,348       $3,007,476        $3,051,178     $1,343,890      $1,023,033
Total debt                                       $1,325,663       $1,249,571        $1,289,561     $  531,614      $  364,655

Other Data:

                                                                                Year ended December 31,
                                             ---------------------------------------------------------------------------------------
                                                      2000            1999            1998            1997           1996
                                                      ----            ----            ----            ----           ----

Funds from Operations(2):
Net income                                       $  205,025       $  176,778        $  122,266     $   85,836      $   73,827
Depreciation and amortization                        71,129       $   67,416            51,348     $   30,053          27,067
Depreciation and amortization-KIR                     6,083            3,819                 -              -               -
Depreciation and amortization-other real estate
  joint ventures                                      2,194            1,420               788            976           1,148
(Gain) loss on sales of properties and
  early repayment of mortgage debt                   (3,962)          (1,552)            3,999           (244)           (802)
Preferred stock dividends                           (26,328)         (26,478)          (24,654)       (18,438)        (16,134)
                                                 ----------       ----------        ----------     ----------      ----------
Funds from Operations                            $  254,141       $  221,403        $  153,747     $   98,183      $   85,106
                                                 ==========       ==========        ==========     ==========      ==========

Cash flow provided by operations                 $  250,546       $  237,153        $  158,706     $  125,107      $  101,892
Cash flow used for investing activities          $ (191,626)      $ (205,219)       $ (630,229)    $ (280,823)     $ (144,027)
Cash flow (used for) provided by financing
  activities                                     $  (67,899)      $  (47,778)       $  484,465     $  149,269      $   63,395

(1) Does not include revenues from rental property relating to unconsolidated joint ventures or revenues relating to the investment in retail stores leases.
(2) Most industry analysis and equity REITs, including the Company, generally consider funds from operations ("FFO") to be an appropriate supplemental measure of the performance of an equity REIT. In March 1995, the National Association of Real Estate Investment Trusts ("NAREIT") modified the definition of FFO, among other things, to eliminate adding back amorization of deferred financing costs and depreciation of non-real estate items to net income when computing FFO. The Company adopted this new method as of January 1, 1996. FFO is defined as net income applicable to common share before depreciation and amortization, extraordinary items, gains or losses on sales of real estate, plus the pro-rata amount of depreciation and amortization of unconsolidated joint ventures determined on a consistent basis. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principals and therefore should not be considered an alternative for net income as a measure of liquidty. In addition, the comparability of the Company's FFO with the FFO reported by other REIT's may be affected by the difference that exist regarding certain accounting policies relating to expenditures for repairs and other recurring items.
(3) Includes $4.0 million or $0.06 per share in 2000, $1.6 million or $0.03 per share in 1999, $0.9 million or $0.02 per share in 1998, $0.2 million or $0.01 per share in 1997 and $0.8 million or $0.02 per share in 1996 relating to non-recurring gains from the disposition of shopping center properties in each year.

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

Results of Operations

        Comparison 2000 to 1999

Revenues from rental property increased $25.5 million or 5.9% to $459.4 million for the year ended December 31, 2000, as compared with $433.9 million for the year ended December 31, 1999. This net increase resulted primarily from the combined effect of (i) the acquisition of 12 shopping center properties during 2000, providing revenues of $6.4 million for the year ended December 31, 2000,
(ii) the full year impact related to the 35 shopping center properties acquired in 1999 providing incremental revenues of $13.0 million, and (iii) the completion of certain development and redevelopment projects, new leasing, and re-tenanting within the portfolio at improved rental rates providing incremental revenues of approximately $22.4 million as compared to the corresponding year ended December 31, 1999. These increases were reduced as a result of the deconsolidation of 23 shopping center properties as of April 28, 1999 in connection with the sale of a controlling interest in KIR. Revenues from these 23 properties totaled approximately $16.3 million for the period January 1, 1999 to April 28, 1999.

Rental property expenses, including depreciation and amortization, increased $12.3 million or 4.7% to $275.2 million for the year ended December 31, 2000, as compared with $262.9 million for the year ended December 31, 1999. These net increases in rental property expenses are the result of the combined effect of
(i) increased expenses relating to new property acquisitions made throughout calendar years 1999 and 2000, offset by (ii) the reduction of rental property expenses relating to the deconsolidation of 23 shopping center properties as of April 28, 1999, in connection with the sale of a controlling interest in KIR. Interest expense increased $8.5 million for the year ended December 31, 2000, reflecting higher average outstanding borrowings as compared to the preceding year resulting primarily from (i) the issuance of additional unsecured debt during 1999 and 2000, (ii) additional mortgage financing obtained on certain properties totaling approximately $44.2 million during 2000 and (iii) the assumption of mortgage debt during 1999 and 2000 in connection with certain property acquisitions offset by (iv) the deconsolidation of $252.4 million of mortgage debt on 19 properties as of April 28, 1999, in connection with the sale of a controlling interest in KIR.

The Company has interests in various retail store leases relating to the anchor stores premises in neighborhood and community shopping centers. These premises have been substantially sublet to retailers which lease the stores pursuant to net lease agreements. Income from the investment in retail store leases during the years ended December 31, 2000 and 1999 was $4.0 million and $4.1 million, respectively.

Operating and administrative expenses increased approximately $1.9 million for the year ended December 31, 2000, as compared to the preceding calendar year. The increase is due primarily to an increase in senior management and staff levels and other personnel costs in connection with the growth of the Company.

During 1998, the Company formed KIR, a limited partnership established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages. At the time of formation, the Company contributed 19 property interests to KIR. On April 28, 1999, KIR sold a significant interest in the partnership to an institutional investor. As a result, the Company holds a non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting. The Company's equity in income of KIR for the year ended December 31, 2000 was $9.5 million and for the period April 28, 1999 to December 31, 1999 was approximately $6.0 million.

Other income, net increased $10.1 million for the year ended December 31, 2000, as compared to the preceding calendar year. The net increase was primarily attributed to higher interest and dividend income related to the Company's investment in certain marketable equity and debt securities.

During 2000, the Company, in separate transactions, disposed of ten shopping center properties. Sale prices from two of these dispositions aggregated approximately $4.5 million which approximated their aggregate net book value. Sale prices from eight of these dispositions aggregated approximately $29.7 million which resulted in net gains of approximately $4.0 million.

Net income for the year ended December 31, 2000 was $205.0 million as compared to $176.8 million for the year ended December 31, 1999, representing an increase of $28.2 million. After adjusting for the gains on sales of shopping center properties in each year, net income for 2000 increased $25.8 million, or $0.36 per diluted share compared to 1999. This improved performance is primarily attributable to the Company's strong acquisition and investment program, internal growth from development and redevelopment projects and increased leasing activity which strengthened operating profitability.

        Comparison 1999 to 1998

Revenues from rental property increased $95.1 million or 28.1% to $433.9 million for the year ended December 31, 1999, as compared with $338.8 million for the year ended December 31, 1998. This net increase resulted primarily from the combined effect of (i) the acquisition of 35 shopping center properties during 1999, two of which were subsequently sold to KIR, providing revenues of $13.5 million for the year ended December 31, 1999, (ii) the full year impact related to the 62 shopping center properties and three retail properties acquired in 1998 providing incremental revenues of $37.4 million, (iii) the acquisition of The Price REIT, Inc. as of June 19, 1998 (the "Price REIT Acquisition") providing incremental revenues of $35.6 million and (iv) new leasing, property redevelopments and re-tenanting within the portfolio at improved rental rates providing incremental revenues of $11.0 million. These increases were reduced as a result of the deconsolidation of 21 shopping center properties as of April 28, 1999 in connection with the sale of a controlling interest in KIR.

Rental property expenses, including depreciation and amortization, increased $55.4 million or 26.7% to $262.9 million for the year ended December 31, 1999, as compared with $207.5 million for the year ended December 31, 1998. The rental property expense components of real estate taxes, operating and maintenance, and depreciation and amortization increased by $10.2 million, $8.8 million and $16.1 million, respectively, for the year ended December 31, 1999 as compared to the year ended December 31, 1998. These rental property expense increases are primarily due to property acquisitions during the year ended December 31, 1999, and the incremental costs associated with the Price REIT Acquisition and the property acquisitions throughout 1998. These increases were reduced as a result of the deconsolidation of 21 shopping center properties as of April 28, 1999 in connection with the sale of a controlling interest in KIR. Interest expense increased $18.7 million for the year ended December 31, 1999, reflecting higher average outstanding borrowings as compared to the preceding year resulting from
(i) the issuance of additional unsecured debt during 1999 and 1998 and the assumption of $250.0 million in connection with the Price REIT Acquisition, (ii) the assumption of mortgage debt during 1999 and 1998 in connection with certain property acquisitions and (iii) mortgage financing obtained on certain properties in 1999 and 1998, offset by the deconsolidation of $252.4 million of mortgage debt on 19 properties as of April 28, 1999 in connection with the sale of a controlling interest in KIR.

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

Operating and administrative expenses increased approximately $5.2 million for the year ended December 31, 1999, as compared to the preceding calendar year. The increase is due primarily to an increase in senior management and staff levels and other personnel costs in connection with the growth of the Company and the Price REIT Acquisition.

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

During 1999, the Company disposed of six shopping center properties and a land parcel. Cash proceeds from four of these dispositions aggregated approximately $6.1 million, which approximated their aggregate net book value. During July 1999, the Company disposed of an additional shopping center property in New Port Richey, FL. Cash proceeds from the disposition totaling $0.5 million, together with an additional $5.5 million cash investment, were used to acquire an exchange shopping center property located in Greensboro, NC during September 1999. The sale of this property resulted in a gain of approximately $0.3 million.

During October 1999, the Company, in separate transactions, disposed of a shopping center and a land parcel for an aggregate sale price of approximately $4.5 million, which resulted in a gain of approximately $1.3 million.

Net income for the year ended December 31, 1999 was $176.8 million as compared to $122.3 million for the year ended December 31, 1998, representing an increase of $54.5 million. After adjusting for the gains on sales of shopping center properties in each year and the extraordinary charge in 1998, net income for 1999 increased $49.0 million, or $0.43 per basic share compared to 1998. This improved performance is primarily attributable to the Company's strong acquisition program, internal growth from development and redevelopment projects and increased leasing activity which strengthened operating profitability.

Liquidity and Capital Resources Since the completion of the Company's IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $2.2 billion for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects and for expanding and improving properties in the portfolio.

During August 2000, the Company established a $250.0 million, unsecured revolving credit facility, which is scheduled to expire in August 2003. This credit facility, which replaced the Company's $215.0 million unsecured revolving credit facility has made available funds to both finance the purchase of properties and meet any short-term working capital requirements. As of December 31, 2000 there was $45.0 million outstanding under the credit facility.

The Company has also implemented an MTN program pursuant to which it may from time to time offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company's debt maturities (See Note 8 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties. As of December 31, 2000, the Company had over 350 unencumbered property interests in its portfolio.

During 1998, the Company filed a shelf registration on Form S-3 for up to $750.0 million of debt securities, preferred stock, depositary shares, common stock and common stock warrants. As of February 1, 2001, the Company had approximately $106.7 million available for issuance under this shelf registration statement.

In connection with its intention to continue to qualify as a REIT for Federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows which are expected to increase due to property acquisitions and growth in rental revenues in the existing portfolio and from other sources. Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise, and such other factors as the Board of Directors considers appropriate.

Cash dividends paid increased to $189.9 million in 2000, compared to $169.7 million in 1999 and $113.9 million in 1998. The Company's dividend payout ratio, based on funds from operations on a per-basic common share basis, for 2000, 1999 and 1998 was approximately 64.7%, 64.8% and 64.2%, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.

The Company anticipates its capital commitment toward ground-up development and redevelopment projects during 2001 will be approximately $190.0 million to $240.0 million. It is management's intention that the Company continually have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage financings and other debt and equity alternatives in a manner consistent with its intention to operate with a conservative debt capitalization policy.

The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flows from operations as reported in the Consolidated Statements of Cash Flows increased to $250.5 million for 2000 from $237.2 million for 1999 and $158.7 million for 1998.

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

New Accounting Pronouncements

During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") which, among other things, provides further guidance as to the recognition of contingent rents (i.e. additional rents based on tenants' sales volumes). The Company has elected early adoption of SAB 101 effective January 1, 2000. The implementation of SAB 101 has not had a material impact on the Company's financial position or results of operations.

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FASB No. 133"). In June 1999, the FASB delayed the implementation date of FASB No. 133 making it effective for the Company for periods beginning January 1, 2001. FASB No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FASB No. 133 will not have a significant effect on the Company's financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2000, the Company had approximately $267.1 million of floating-rate debt outstanding. The interest rate risk on $110.0 million of such debt has been mitigated through the use of an interest rate swap agreement (the "Swap") with a major financial institution. The Company is exposed to credit risk in the event of non-performance by the counter-parties to the Swap. The Company believes it mitigates its credit risk by entering into this Swap with a major financial institution.

The Company believes the interest rate risk represented by the remaining $157.1 million of floating-rate debt is not material in relation to the total debt outstanding of the Company or its market capitalization.

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 2000, the Company had no other material exposure to market risk.

Item 8.  Financial Statements and Supplementary Data

The response to this Item 8 is included as a separate section of this annual report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 15, 2001.

Information with respect to the Executive Officers and other significant employees of the Registrant follows Part I, Item 4 of this annual report on Form 10-K.

Item 11.  Executive Compensation

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 15, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 15, 2001.

Item 13.  Certain Relationships and Related Transactions

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 15, 2001.

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K


(a)   1. Financial Statements -                                        Form 10-K
             The following consolidated financial information            Report
             is included as a separate section of this annual             Page
             report on Form 10-K.                                         ----

         Report of Independent Accountants                                    42

         Consolidated Financial Statements

               Consolidated Balance Sheets as of December 31, 2000 and 1999   43

               Consolidated Statements of Income for the years
                   ended December 31, 2000, 1999 and 1998                     44

               Consolidated Statements of Stockholders' Equity
                   for the years ended December 31, 2000, 1999 and 1998       45

               Consolidated Statements of Cash Flows for the years ended
                   December 31, 2000, 1999 and 1998                           46

               Notes to Consolidated Financial Statements                     47

      2.    Financial Statement Schedules -

            Schedule II - Valuation and Qualifying Accounts                   63
            Schedule III - Real Estate and Accumulated Depreciation           64

            All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

      3.    Exhibits

            The exhibits listed on the accompanying Index to
            Exhibits are filed as part of this report.                        37

(b)   Reports on Form 8-K

No reports on Form 8-K were filed by the Company for the quarter ended December 31, 2000.

                                INDEX TO EXHIBITS
                                                                       Form 10-K
    Exhibits                                                              Page



    2.1    --Form of Plan of Reorganization of Kimco Realty Corporation
                      [Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-11
                      No. 33-42588].

    2.2    --Agreement and Plan of Merger, dated as of January 13, 1998, among Kimco Realty Corporation, REIT Sub, Inc. and The Price REIT, Inc. (the "Merger Agreement"). [Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed
                      January 21, 1998].

    2.3 --First Amendment to the Merger Agreement, dated as of March 5, 1998, among Kimco Realty Corporation, REIT Sub, Inc. and The Price REIT, Inc. [Incorporated by reference to the Company's Exhibit 99.1 of the Company's Current Report on Form 8-K filed January 21, 1998.]

    2.4    --Second Amendment to the Merger Agreement, dated as of
                      May 14, 1998, among Kimco Realty Corporation, REIT Sub, Inc. and The Price REIT, Inc. [Incorporated by reference to the Company's and The Price REIT, Inc.'s Joint Proxy Statement/Prospectus on
                      Form S-4 No. 333-52667].

    3.1 --Articles of Amendment and Restatement of the Company, dated August 4, 1994 [Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994].

    3.2    --By-laws of the Company, as amended dated August 4, 1994.

    3.3 --Articles Supplementary relating to the 8 1/2% Class B Cumulative Redeemable Preferred Stock, par value $1.00 per share, of the Company, dated July 25, 1995. Incor- porated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (file #1-10899) (the "1995
                      Form 10-K")].

    3.4 --Articles Supplementary relating to the 8 3/8% Class C Cumulative Redeemable Preferred Stock, par value $1.00 per share, of the Company, dated April 9, 1996 [Incorp- orated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996].

    3.5 --Articles Supplementary relating to the 7 1/2% Class D Cumulative Convertible Preferred Stock, par value $1.00 per share, of the Company, dated May 14, 1998 [Incor- porated by reference to the Company's and The Price REIT, Inc.'s Joint Proxy/Prospectus on Form S-4 No. 333-52667].

    4.1    --Agreement of the Company pursuant to Item 601(b)(4)(iii)(A)
                      of Regulation S-K [Incorporated by reference to
                      Exhibit 4.1 to Amendment No. 3 to the Company's Registration Statement on Form S-11 No. 33-42588].

    4.2    --Certificate of Designations [Incorporated by reference to
                      Exhibit 4(d) to Amendment No. 1 to the Registration Statement on Form S-3 dated September 10, 1993 (the "Registration Statement", Commission File No. 33-67552)].

                                                                       Form 10-K
                                                                         Page
Exhibits

       4.3       --Indenture dated September 1, 1993 between Kimco
                           Realty Corporation and IBJ Schroder Bank and Trust Company [Incorporated by reference to Exhibit 4(a) to the Registration Statement].

       4.4      --First Supplemental Indenture, dated as of August 4, 1994.
                           [Incorporated by reference to Exhibit 4.6 to the 1995 Form 10-K.]

       4.5      --Second Supplemental Indenture, dated as of April 7,
                           1995 [Incorporated by reference to Exhibit 4(a) to the Company's Current Report on Form 8-K dated April 7, 1995 (the "April 1995 8-K")].

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

       10.10  --Amended and Restated Stock Option Plan [Incorporated by
                           reference to the Company's and The Price REIT, Inc.'s Joint Proxy/Prospectus on Form S-4 No. 333-52667].

       *12.1  --Computation of Ratio of Earnings to Combined Fixed
                           Charges and Preferred Stock Dividends.             71

       *12.2  --Computation of Ratio of Funds from Operations to Combined
                           Fixed Charges and Preferred Stock Dividends.       72

       *21.1  --Subsidiaries of the Company                                   73

       *23.1  --Consent of PricewaterhouseCoopers LLP                         85




-----------------------------------------------------------
   *   Filed herewith.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     KIMCO REALTY CORPORATION
                                                              (Registrant)


                                             By: /s/ Milton Cooper
                                                --------------------------------
                                                     Milton Cooper
                                                     Chief Executive Officer

Dated:  March 16, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                             Title                     Date
---------                             -----                     ----


/s/ Martin S. Kimmel                  Chairman (Emeritus) of    March 16, 2001
----------------------------          the Board of Directors
    Martin S. Kimmel


/s/ Milton Cooper                     Chairman of the Board     March 16, 2001
----------------------------          of Directors and Chief
    Milton Cooper                     Executive Officer


/s/ Michael J. Flynn                  Vice Chairman of the      March 16, 2001
----------------------------          Board of Directors,
    Michael J. Flynn                  President and
                                      Chief Operating Officer

/s/ Joseph K. Kornwasser              Director and Senior       March 16, 2001
----------------------------          Executive Vice President
    Joseph K. Kornwasser

/s/ Richard G. Dooley                 Director                  March 16, 2001
----------------------------
    Richard G. Dooley

/s/ Joe Grills                        Director                  March 16, 2001
----------------------------
    Joe Grills

/s/ Frank Lourenso                    Director                  March 16, 2001
----------------------------
    Frank Lourenso

/s/ Michael V. Pappagallo             Vice President -          March 16, 2001
----------------------------          Chief Financial Officer
    Michael V. Pappagallo

/s/ Glenn G. Cohen                    Vice President -          March 16, 2001
----------------------------          Treasurer
    Glenn G. Cohen

/s/ Einat Dekel                       Manager of Accounting     March 16, 2001
----------------------------
    Einat Dekel

                           ANNUAL REPORT ON FORM 10-K

                         ITEM 8, ITEM 14 (a) (1) and (2)

                          INDEX TO FINANCIAL STATEMENTS

                                       AND

                          FINANCIAL STATEMENT SCHEDULES



                                                                       FORM 10-K
                                                                        Page No.
                                                                        --------


   KIMCO REALTY CORPORATION AND SUBSIDIARIES



   Report of Independent Accountants                                          42

   Consolidated Financial Statements and Financial Statement Schedules:

     Consolidated Balance Sheets as of December 31, 2000 and 1999             43

     Consolidated Statements of Income for the years ended
         December 31, 2000, 1999 and 1998                                     44

     Consolidated Statements of Stockholders' Equity
         for the years ended December 31, 2000, 1999 and 1998                 45

     Consolidated Statements of Cash Flows for the years ended
         December 31, 2000, 1999 and 1998                                     46

     Notes to Consolidated Financial Statements                               47

     Financial Statement Schedules:

         II.   Valuation and Qualifying Accounts                              63
         III.  Real Estate and Accumulated Depreciation                       64

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Kimco Realty Corporation:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kimco Realty Corporation and Subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





/s/ PricewaterhouseCoopers LLP

New York, New York
February 15, 2001, except as to Note 20, which is dated as of March 15, 2001

                 KIMCO REALTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share information)

                                                                                           December 31,        December 31,
                                                                                              2000                1999
                                                                                           -----------        ------------
Assets:
Real Estate
    Rental property
       Land                                                                                $   519,814         $   490,414
       Buildings and improvements                                                            2,590,546           2,459,288
                                                                                           -----------         -----------
                                                                                             3,110,360           2,949,702
       Less, accumulated depreciation and amortization                                         391,946             323,738
                                                                                           -----------         -----------
                                                                                             2,718,414           2,625,964
    Undeveloped land parcels                                                                     1,348               1,348
                                                                                           -----------         -----------
       Real estate, net                                                                      2,719,762           2,627,312
Investment and advances in KIR                                                                 142,437             114,217
Investments and advances in other real estate joint ventures                                    61,601              68,553
Investment in retail store leases                                                               11,316              12,709
Cash and cash equivalents                                                                       19,097              28,076
Accounts and notes receivable                                                                   44,673              31,689
Deferred charges and prepaid expenses                                                           40,054              31,752
Other assets                                                                                   132,408              93,168
                                                                                           -----------         -----------
                                                                                           $ 3,171,348         $ 3,007,476
                                                                                           ===========         ===========

Liabilities & Stockholders' Equity:
Notes payable                                                                              $ 1,080,250         $ 1,037,250
Mortgages payable                                                                              245,413             212,321
Accounts payable and accrued expenses                                                           64,024              64,954
Dividends payable                                                                               50,570              45,290
Other liabilities                                                                               12,985              29,097
                                                                                           -----------         -----------
                                                                                             1,453,242           1,388,912
                                                                                           -----------         -----------
Minority interests in partnerships                                                              13,767              13,129
                                                                                           -----------         -----------
Commitments and contingencies

Stockholders' equity
  Preferred Stock, $1.00 par value, authorized 5,000,000 shares
  Class A Preferred Stock, $1.00 par value, authorized 345,000 shares
      Issued and outstanding 300,000 shares                                                        300                 300
      Aggregate liquidation preference $75,000
  Class B Preferred Stock, $1.00 par value, authorized 230,000 shares
      Issued and outstanding 200,000 shares                                                        200                 200
      Aggregate liquidation preference $50,000
  Class C Preferred Stock, $1.00 par value, authorized 460,000 shares
      Issued and outstanding 400,000 shares                                                        400                 400
      Aggregate liquidation preference $100,000
  Class D Convertible Preferred Stock, $1.00 par value, authorized 700,000 shares
      Issued and outstanding 418,254 and 428,514 shares, respectively
      Aggregate liquidation preference $104,564 and $107,129, respectively                         418                 429
  Common stock, $.01 par value, authorized 200,000,000 shares
      Issued and outstanding 63,144,859 and 60,795,593 shares, respectively                        631                 608
  Paid-in capital                                                                            1,819,446           1,730,278
  Cumulative distributions in excess of net income                                            (113,110)           (122,959)
                                                                                           -----------         -----------
                                                                                             1,708,285           1,609,256
Notes receivable from officer stockholders                                                      (3,946)             (3,821)
                                                                                           -----------         -----------
                                                                                             1,704,339           1,605,435
                                                                                           -----------         -----------
                                                                                           $ 3,171,348         $ 3,007,476
                                                                                           ===========         ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (in thousands, except per share information)

                                                                              Year Ended December 31,
                                                                  ----------------------------------------------
                                                                     2000              1999              1998
                                                                  ---------          ---------         ---------
Revenues from rental property                                     $ 459,407          $ 433,880         $ 338,798
                                                                  ---------          ---------         ---------
Rental property expenses:
  Rent                                                               13,522             14,167            12,568
  Real estate taxes                                                  55,996             55,644            45,472
  Interest                                                           92,100             83,646            64,912
  Operating and maintenance                                          42,449             42,003            33,246
  Depreciation and amortization                                      71,129             67,416            51,348
                                                                  ---------          ---------         ---------
                                                                    275,196            262,876           207,546
                                                                  ---------          ---------         ---------
        Income from rental property                                 184,211            171,004           131,252

Income from investment in retail store leases                         3,985              4,099             3,703
                                                                  ---------          ---------         ---------
                                                                    188,196            175,103           134,955

Management fee income                                                 6,131              5,091             3,646
Operating and administrative expenses                               (25,691)           (23,833)          (18,583)
Equity in income of KIR                                               9,508              5,974                 -
Equity in income of other real estate
  joint ventures, net                                                 5,062              4,537             3,106
Minority interests in income of partnerships, net                    (2,054)            (1,489)           (1,275)
Other income, net                                                    19,911              9,843             4,416
                                                                  ---------          ---------         ---------
        Income before gain on sale of shopping
         center properties and extraordinary items                  201,063            175,226           126,265

Gain on sale of shopping center properties, net                       3,962              1,552               901
                                                                  ---------          ---------         ---------

        Income before extraordinary items                           205,025            176,778           127,166

Extraordinary items                                                       -                  -            (4,900)
                                                                  ---------          ---------         ---------

        Net income                                                $ 205,025          $ 176,778         $ 122,266
                                                                  =========          =========         =========

        Net income applicable to common shares                    $ 178,697          $ 150,300         $  97,612
                                                                  =========          =========         =========

        Per common share:
                Income before extraordinary items
                     Basic                                            $2.89              $2.49             $2.05
                                                                      =====              =====             =====
                     Diluted                                          $2.86              $2.46             $2.02
                                                                      =====              =====             =====
                Net Income
                     Basic                                            $2.89              $2.49             $1.95
                                                                      =====              =====             =====
                     Diluted                                          $2.86              $2.46             $1.93
                                                                      =====              =====             =====

        The accompanying notes are an integral part of these consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 2000, 1999 and 1998
                  (in thousands, except per share information)

                                                                     Preferred Stock              Common Stock
                                                              -----------------------------  -------------------------     Paid-in
                                                                   Issued         Amount        Issued       Amount        Capital
                                                              ---------------  ------------  ------------  -----------   -----------
Balance, December 31, 1997                                             900         $ 900        40,395        $ 404       $ 857,658

    Net income
    Dividends ($2.06 per common share; $1.9375, $2.125,
        $2.0938, $1.0729 and $2.9609 per Class A, Class B, Class
        C, Class D and Class E Depositary Share, respectively)
    Issuance of preferred stock                                        494           494                                    171,796
    Issuance of common stock                                                                    19,588          195         739,591
    Exercise of common stock options                                                               151            2           3,162
    Redemption of preferred stock                                      (65)          (65)                                   (64,935)
                                                                    ------       -------       -------        -----     -----------
Balance, December 31, 1998                                           1,329         1,329        60,134          601       1,707,272

    Net income
    Dividends ($2.46 per common share; $1.9375, $2.125,
        $2.0938, and $1.875 per Class A, Class B, Class
        C, and Class D Depositary Share, respectively)
    Issuance of common stock                                                                       501            6          19,257
    Exercise of common stock options                                                               321            3           8,827
    Repurchase of common stock                                                                    (160)          (2)         (5,078)
                                                                    ------       -------       -------        -----     -----------
Balance, December 31, 1999                                           1,329         1,329        60,796          608       1,730,278

    Net income
    Dividends ($2.72 per common share; $1.9375, $2.125,
        $2.0938, and $1.875 per Class A, Class B, Class
        C, and Class D Depositary Share, respectively)
    Issuance of common stock                                                                     2,156           21          86,728
    Exercise of common stock options                                                               193            2           4,934
    Repurchase of Class D Preferred Stock                              (11)          (11)                                    (2,494)
    Collection of notes receivable
                                                                    ------       -------       -------        -----     -----------
Balance, December 31, 2000                                           1,318       $ 1,318        63,145        $ 631     $ 1,819,446
                                                                    ======       =======       =======        =====     ===========

                                                                         Cumulative             Notes
                                                                        Distributions         Receivable              Total
                                                                          in Excess          from Officer          Stockholders'
                                                                        of Net Income        Stockholders             Equity
                                                                      -------------------    -------------         -------------

Balance, December 31, 1997                                               $ (115,643)          $      -             $   743,319

    Net income                                                              122,266                                    122,266
    Dividends ($2.06 per common share; $1.9375, $2.125,
        $2.0938, $1.0729 and $2.9609 per Class A, Class B, Class
        C, Class D and Class E Depositary Share, respectively)             (130,806)                                  (130,806)
    Issuance of preferred stock                                                                                        172,290
    Issuance of common stock                                                                                           739,786
    Exercise of common stock options                                                                                     3,164
    Redemption of preferred stock                                                                                      (65,000)
                                                                         ----------           --------             -----------
Balance, December 31, 1998                                                 (124,183)                 -               1,585,019

    Net income                                                              176,778                                    176,778
    Dividends ($2.46 per common share; $1.9375, $2.125,
        $2.0938, and $1.875 per Class A, Class B, Class
        C, and Class D Depositary Share, respectively)                     (175,554)                                  (175,554)
    Issuance of common stock                                                                                            19,263
    Exercise of common stock options                                                            (3,821)                  5,009
    Repurchase of common stock                                                                                          (5,080)
                                                                         ----------           --------             -----------
Balance, December 31, 1999                                                 (122,959)            (3,821)              1,605,435

    Net income                                                              205,025                                    205,025
    Dividends ($2.72 per common share; $1.9375, $2.125,
        $2.0938, and $1.875 per Class A, Class B, Class
        C, and Class D Depositary Share, respectively)                     (195,176)                                  (195,176)
    Issuance of common stock                                                                                            86,749
    Exercise of common stock options                                                              (387)                  4,549
    Repurchase of Class D Preferred Stock                                                                               (2,505)
    Collection of notes receivable                                                                 262                     262
                                                                         ----------           --------             -----------
Balance, December 31, 2000                                               $ (113,110)          $ (3,946)            $ 1,704,339
                                                                         ==========           ========             ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                  Year Ended December 31,
                                                                                          ---------------------------------------
                                                                                            2000           1999          1998
                                                                                          ---------      ---------    -----------
Cash flow from operating activities:
  Net income                                                                              $ 205,025      $ 176,778    $   122,266
  Adjustments for noncash items -
    Depreciation and amortization                                                            71,129         67,416         51,348
    Extraordinary items                                                                           -              -          4,900
    Gain on sale of shopping center properties, net                                          (3,962)        (1,552)          (901)
    Minority interests in income of partnerships, net                                         2,054          1,489          1,275
    Equity in income of KIR                                                                  (9,508)        (5,974)             -
    Equity in income of other real estate joint ventures, net                                (5,062)        (4,537)        (3,106)
    Change in accounts and notes receivable                                                 (12,806)        (2,832)       (11,422)
    Change in accounts payable and accrued expenses                                          (1,176)         1,177         (6,608)
    Change in other operating assets and liabilities                                          4,852          5,188            954
                                                                                          ---------      ---------    -----------
          Net cash flow provided by operations                                              250,546        237,153        158,706
                                                                                          ---------      ---------    -----------

Cash flow from investing activities:
    Acquisition of and improvements to real estate                                         (158,515)      (278,726)      (583,979)
    Acquisition of real estate through joint venture investment                                   -        (10,562)       (23,314)
    Advances to real estate joint ventures                                                        -         (2,705)        (1,905)
    Reimbursement of advances to real estate joint ventures                                   2,400         29,287              -
    Investment in KIR                                                                       (29,566)             -              -
    Net proceeds from sale of interest in KIR                                                     -         68,179              -
    Investment in marketable securities                                                     (45,616)       (17,159)        (7,089)
    Proceeds from sale of marketable securities                                              16,055         11,590              -
    Investments and advances to affiliated companies                                         (6,866)        (1,450)             -
    Investments and advances to joint ventures, net                                            (500)       (10,649)             -
    Investment in mortgage loans receivable                                                       -         (8,646)       (27,698)
    Collection of mortgage loans receivable                                                   2,967          4,545          1,456
    Proceeds from sale of real estate interests                                              28,015         11,077         12,300
                                                                                          ---------      ---------    -----------
           Net cash flow used for investing activities                                     (191,626)      (205,219)      (630,229)
                                                                                          ---------      ---------    -----------

Cash flow from financing activities:
    Principal payments on debt, excluding
       normal amortization of rental property debt                                          (17,024)       (61,098)       (84,056)
    Principal payments on rental property debt, net                                          (4,510)        (4,417)        (4,403)
    Proceeds from mortgage financing                                                         44,396         28,733        281,275
    Payment of unsecured obligation                                                         (18,172)       (26,816)             -
    Proceeds from issuance of medium-term notes                                             210,000        100,000        290,000
    Repayment of medium-term notes                                                          (60,000)             -        (50,000)
    Proceeds from issuance of senior notes                                                        -        130,000              -
    Repayment of senior notes                                                              (100,000)      (100,000)             -
    Borrowings under senior term loan                                                             -         52,000              -
    Repayment of borrowings under senior term loan                                          (52,000)             -              -
    Borrowings under revolving credit facility                                               90,000         95,000        220,000
    Repayment of borrowings under revolving credit facility                                 (45,000)       (95,000)      (265,000)
    Financing origination costs                                                              (2,863)             -         (7,324)
    Dividends paid                                                                         (189,896)      (169,708)      (113,908)
    Proceeds from issuance of stock                                                          79,675          8,608        282,881
    Payment for repurchase of stock                                                          (2,505)        (5,080)             -
    Redemption of preferred stock                                                                 -              -        (65,000)
                                                                                          ---------      ---------    -----------
            Net cash flow (used for)/provided by financing activities                       (67,899)       (47,778)       484,465
                                                                                          ---------      ---------    -----------
        Change in cash and cash equivalents                                                  (8,979)       (15,844)        12,942

Cash and cash equivalents, beginning of year                                                 28,076         43,920         30,978
                                                                                          ---------      ---------    -----------
Cash and cash equivalents, end of year                                                    $  19,097      $  28,076    $    43,920
                                                                                          =========      =========    ===========
Supplemental schedule of noncash investing/financing activity:
    Acquisition of real estate interests by issuance of stock
         and/or assumption of mortgage debt                                               $  30,986      $  98,770    $ 1,005,713
                                                                                          =========      =========    ===========
    Notes received upon exercise of stock options                                         $     387      $   3,821    $         -
                                                                                          =========      =========    ===========
    Disposition of real estate interests by assignment of
         mortgage debt                                                                    $   9,124      $       -    $         -
                                                                                          =========      =========    ===========
    Proceeds held in escrow from sale of real estate interest                             $   2,700      $       -    $         -
                                                                                          =========      =========    ===========
    Declaration of dividends paid in succeeding year                                      $  50,570      $  45,290    $    39,444
                                                                                          =========      =========    ===========

       The accompanying notes are an integral part of these consolidated financial statements

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies:

         Business

         Kimco Realty Corporation (the "Company" or "Kimco"), its subsidiaries, affiliates and related real estate joint ventures are engaged principally in the operation of neighborhood and community shopping centers which are anchored generally by discount department stores, supermarkets or drugstores. The Company also provides management services for shopping centers owned by affiliated entities and various real estate joint ventures. Additionally, the Company is engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion.

         The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base. At December 31, 2000, the Company's single largest neighborhood and community shopping center accounted for only 1.4% of the Company's annualized base rental revenues and only 1.0% of the Company's total shopping center gross leasable area ("GLA"). At December 31, 2000, the Company's five largest tenants include Kmart Corporation, Kohl's, The Home Depot, Ames and TJX Companies, which represented approximately 13.3%, 2.9%, 2.6%, 2.6% and 1.9%, respectively, of the Company's annualized base rental revenues.

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

         Income Taxes

         The Company and its subsidiaries file a consolidated Federal income tax return. The Company has made an election to qualify, and believes it is operating so as to qualify, as a Real Estate Investment Trust (a "REIT") for Federal income tax purposes. Accordingly, the Company generally will not be subject to Federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code. However, in connection with the Tax Relief Extension Act of 1999, which became effective January 1, 2001, the Company is now permitted to participate in certain activities which it was previously precluded from in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code. As such, the Company will be subject to federal income tax on the income from these activities.

         Per Share Data

         The following table sets forth the reconciliation between basic and diluted weighted average number of shares outstanding for each period:

                                                                        2000              1999             1998
                                                                     -----------       ----------       ----------
           Basic EPS - weighted average number of common shares
           outstanding                                               61,792,047        60,472,768       50,071,425

           Effect of dilutive securities -
           Stock options                                                643,394           504,749          569,113
                                                                     ----------        ----------       ----------
           Diluted EPS - weighted average number of common shares    62,435,441        60,977,517       50,640,538
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

         New Accounting Pronouncements

         During December 1999, the Securities and Exchange Commission issued
             Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") which, among other things, provides further guidance as to the recognition of contingent rents (i.e. additional rents based on tenants' sales volumes). The Company has elected early adoption of SAB 101 effective January 1, 2000. The implementation of SAB 101 has not had a material impact on the Company's financial position or results of operations.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         In 1998, the Financial Accounting Standards Board issued Statement of
             Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FASB No. 133"). In June 1999, the FASB delayed the implementation date of FASB No. 133 by one year making it effective for the Company for periods beginning January 1, 2001. FASB No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FASB No. 133 will not have a significant effect on the Company's financial position or results of operations.

2.       Property Acquisitions and Developments:

         Shopping Centers -

         During the years 2000, 1999 and 1998 certain subsidiaries and affiliates of the Company acquired real estate interests, in separate transactions, at aggregate costs of approximately $62.5 million, $249.0 million and $303.0 million, respectively.

         Ground-Up Development -

         During the years 2000 and 1999 certain subsidiaries and affiliates of the Company expended approximately $74.0 million and $80.0 million, respectively, in connection with the purchase of land and construction costs related to its ground-up development projects.

         Venture Stores, Inc. Properties Transactions -

         During the period January 1996 through August 1997, the Company acquired 65 fee and leasehold interests from Venture Stores, Inc. ("Venture") for an aggregate purchase price of approximately $170.0 million. Simultaneously with these transactions, the Company entered into long-term unitary net leases with Venture covering all premises occupied by Venture on these properties.

         In January 1998, Venture filed for protection under Chapter 11 of the United States Bankruptcy Code. On April 27, 1998, Venture announced it would discontinue its retail operations and that it had reached an agreement to sell its leasehold position at 89 locations to the Company, including 56 properties pursuant to two unitary leases already in place with the Company, 30 properties pursuant to a master lease with Metropolitan Life Insurance Company ("Metropolitan Life") and three properties leased by Venture from others. On July 1, 1998, the Company reached an agreement with Metropolitan Life to purchase the 30 fee and leasehold positions which were leased by Metropolitan Life to Venture, for an aggregate purchase price of $167.5 million. During August 1998, the Company acquired from Venture 5 additional leasehold positions, including two leases already in place with the Company, for an aggregate purchase price of approximately $2.2 million.

         The purchase price for the 89 leasehold positions was $95.0 million, less certain closing adjustments, but was subject to upward adjustment based on the Company's success in re-tenanting the properties over a two-year period. On July 17, 1998, the Company purchased the leasehold positions with an initial cash payment to Venture of approximately $53.3 million. During April and December 1999, the Company paid Venture an additional $21.0 million and $5.8 million, respectively. During August 2000, the Company paid Venture a final cash payment of approximately $14.9 million.

         The Company has substantially completed its re-tenanting efforts with regard to the former Venture locations.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         Retail Property Acquisitions -

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

         Other Acquisitions -

         In January 2000, the Company acquired fee title to a shopping center property in which the Company held a leasehold interest for an aggregate purchase price of approximately $2.5 million.

         During 1998, in connection with the Company's merger with The Price
             REIT, Inc., the Company acquired a 50% interest in a joint venture in Houston, TX. During March 2000, the Company acquired the remaining 50% interest in such partnership for $5.0 million and now accounts for its investment under the consolidation method of accounting.

         During December 1998, the Company acquired a first mortgage on a shopping center in Manhasset, New York for approximately $21.0 million. During April 1999, the Company acquired fee title to this property.

         These property acquisitions have been funded principally through the application of proceeds from the Company's public unsecured debt and equity offerings and proceeds from mortgage financings (see Notes 8, 9 and 13).

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

         In connection with the Merger, holders of Price REIT common stock received one share of Kimco common stock and 0.36 shares of Kimco Class D Depositary Shares ("the Class D Depositary Shares"), each Class D Depositary Share representing a one-tenth fractional interest in a new issue of Kimco 7.5% Cumulative Convertible Preferred Stock, par value $1.00 per share (the "Class D Preferred Stock"), for each share of Price REIT common stock. On June 19, 1998, the Company issued 11,921,992 shares of its common stock and 429,159 shares of Class D Preferred Stock (represented by 4,291,590 Class D Depositary Shares) in connection with the Merger. Additionally, in connection with the Merger, the Company issued 65,000 shares of a new issue of Kimco Class E Floating Rate Cumulative Preferred Stock, par value $1.00 per share ((the "Class E Preferred Stock"), represented by 650,000 Class E Depositary Shares, (the "Class E Depositary Shares")), each Class E Depositary Share representing a one-tenth fractional interest in the Class E Preferred Stock. The Class E Preferred Stock was redeemable at the option of the Company for 150 days after its issuance at a price equal to the liquidation preference of $1,000 per share plus accrued and unpaid dividends. The Company exercised its option in November 1998 to redeem all of the Class E Preferred Stock for $65.065 million representing the liquidation preference of $65 million and approximately $65,000 of accrued dividends.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         The total Merger consideration was approximately $960.0 million, including the assumption of approximately $310.0 million of debt. Management has allocated the purchase price based on the fair value of assets and liabilities assumed.

4.       Investment and Advances in Kimco Income REIT ("KIR"):

         During 1998, the Company formed KIR, an entity in which the Company held a 99.99% limited partnership interest. KIR was established for the purpose of investing in high quality real estate properties financed primarily with individual non-recourse mortgages. These properties include, but are not limited to, fully developed properties with strong, stable cash flows from credit-worthy retailers with long-term leases. The Company believes these type of properties are more appropriately financed with greater leverage than the Company traditionally uses. During April 1999, the Company entered into an agreement whereby an institutional investor purchased a significant interest in KIR. Under the terms of the agreement, the agreed equity value for the properties previously contributed by the Company to KIR was approximately $107.0 million and the Company agreed to contribute an additional $10.0 million for a total investment of $117.0 million. During August 1999, KIR admitted three additional limited partners. The limited partners other than the Company subscribed for a total of $152.0 million in KIR. As a result of these transactions, the Company had a 43.3% non-controlling limited partnership interest in KIR as of December 31, 1999, and accounts for its investment in KIR under the equity method of accounting.

         During 2000, all unfunded subscriptions related to the initial commitments were contributed. During August 2000, KIR obtained additional subscriptions aggregating $300.0 million from the existing limited partners, of which the Company subscribed for an additional $130.0 million. As of December 31, 2000, the Company had contributed $19.5 million of such subscriptions and KIR had unfunded capital commitments of $255.0 million. The Company maintained its 43.3% non-controlling limited partnership interest in KIR as of December 31, 2000.

         The Company's equity in income from KIR for the year ended December 31, 2000 and for the period April 28, 1999 to December 31, 1999 was approximately $9.5 million and $6.0 million, respectively.

         In addition, KIR entered into a master management agreement with the Company, whereby the Company will perform services for fees relating to the management, leasing, operation, supervision and maintenance of the joint venture properties. For the year ended December 31, 2000 and for the period April 28, 1999 through December 31, 1999, the Company earned management fees of approximately $2.0 million and $0.9 million, respectively, reimbursement of administrative fees of approximately $1.4 million and $0.5 million, respectively, and leasing commissions of approximately $0.1 million and $0.1 million, respectively.

         During the year ended December 31, 2000, KIR purchased 24 shopping center properties, in separate transactions, aggregating 3.8 million square feet of GLA for approximately $421.0 million, including the assumption of approximately $152.0 million of mortgage debt.

         During the period April 28, 1999 through December 31, 1999, KIR purchased ten shopping center properties, aggregating 2.2 million square feet of GLA for approximately $218.3 million including the assumption of approximately $36.1 million of mortgage debt. Four of these properties were purchased from the Company for an aggregate purchase price of $70.1 million.

         During 2000, KIR obtained individual non-recourse, non-cross collateralized ten-year fixed-rate first mortgages aggregating $137.3 million on 12 of its properties, with interest rates ranging from 7.97% to 8.36% per annum. During 1999, KIR obtained individual non-recourse, non-cross collateralized ten-year fixed-rate first mortgages aggregating $52.6 million on four of its properties, with interest rates ranging from 7.57% to 7.72% per annum. The net proceeds were used to finance the acquisition of various shopping center properties.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         During November 2000, KIR established a two year $100.0 million secured revolving credit facility with a group of banks which is scheduled to expire in November 2002. This facility is collateralized by the unfunded subscriptions of certain partners, including those of the Company. Under the terms of the facility, funds may be borrowed for general corporate purposes including funding the acquisition of institutional quality properties. Borrowings under the facility accrue interest at LIBOR plus .80%. A fee of 0.15% per annum is payable quarterly in arrears on the unused portion of the facility. As of December 31, 2000, there was $58.0 million outstanding under this facility.

         As of December 31, 2000, the KIR portfolio was comprised of 53 shopping center properties totaling approximately 9.2 million square feet of GLA.

         Summarized financial information for the recurring operations of KIR is as follows (in millions):

                                                                       December 31, 2000                December 31, 1999
                                                                       -----------------                -----------------
           Assets:
           Real estate, net                                                 $  985.6                          $569.4
           Other assets                                                         43.5                            32.3
                                                                            --------                          ------
                                                                            $1,029.1                          $601.7
                                                                            ========                          ======

           Liabilities and Partners' Capital:
           Notes payable                                                    $   58.0                          $    -
           Mortgages payable                                                   623.3                           338.9
           Other liabilities                                                    15.9                             7.9
           Minority interest                                                    10.8                              .3
           Partners' capital                                                   321.1                           254.6
                                                                            --------                          ------
                                                                            $1,029.1                          $601.7
                                                                            ========                          ======


                                                                                                        For the period
                                                                     For the year ended                April 28, 1999 to
                                                                     December 31, 2000                 December 31, 1999
                                                                     ------------------                -----------------

           Revenues from rental property                                    $86.5                            $39.9
                                                                            -----                            -----

           Operating expenses                                               (18.9)                            (8.7)
           Mortgage interest                                                (31.0)                           (14.5)
           Depreciation and amortization                                    (14.1)                            (6.6)
           Other, net                                                          .4                               .6
                                                                            -----                            -----
                                                                            (63.6)                           (29.2)
                                                                            -----                            -----
                Net income                                                  $22.9                            $10.7
                                                                            =====                            =====

5.       Investments and Advances in Other Real Estate Joint Ventures:

         The Company and its subsidiaries have investments in and advances to various other real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers, which are either owned or held under long-term operating leases.

         During 1999, the Company invested approximately $4.9 million in a partnership which is developing an office and retail center in Dover, DE and separately, through a partnership investment, the Company invested approximately $5.7 million in a joint venture which acquired a parcel of land in Henderson, NV for the development of a retail shopping center. The Company has a 50% interest in each of these partnerships.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         During 1998, in connection with the Merger, the Company acquired two additional joint venture interests. The Company also invested approximately $19.0 million in a partnership which has acquired and leased-back 11 automotive dealerships and invested approximately $3.6 million in a partnership which acquired a shopping center for approximately $34.0 million, including mortgage debt of approximately $27.0 million. The Company has a 50% interest in each of these partnerships.

         Summarized financial information for the recurring operations of these real estate joint ventures is as follows (in millions):

                                                                                        December 31,
                                                                            -------------------------------------
                                                                                 2000                  1999
                                                                            ---------------       ---------------
           Assets:
                  Real estate, net                                              $235.7                $248.4
                  Other assets                                                    19.3                  20.4
                                                                                ------                ------
                                                                                $255.0                $268.8
                                                                                ======                ======
           Liabilities and Partners' Capital:
                  Mortgages payable                                             $175.3                $173.2
                  Other liabilities                                               23.9                  27.1
                  Partners' capital                                               55.8                  68.5
                                                                                ------                ------
                                                                                $255.0                $268.8
                                                                                ======                ======

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                    2000               1999                1998
                                                                   ------             ------              ------

           Revenues from rental property                           $48.4               $45.7               $26.8
                                                                   -----               -----               -----

           Operating expenses                                      (16.1)              (15.9)               (9.7)
           Mortgage interest                                       (13.8)              (10.8)               (6.2)
           Depreciation and amortization                            (5.7)               (5.0)               (2.9)
           Other, net                                                 .2                  .3                  .1
                                                                   -----               -----               -----
                                                                   (35.4)              (31.4)              (18.7)
                                                                   -----               -----               -----
                Net income                                         $13.0               $14.3                $8.1
                                                                   =====               =====               =====

         Other liabilities in the accompanying Consolidated Balance Sheets include accounts with certain real estate joint ventures totaling approximately $4.8 million and $5.4 million at December 31, 2000 and 1999, respectively. The Company and its subsidiaries have varying equity interests in these real estate joint ventures, which may differ from their proportionate share of net income or loss recognized in accordance with generally accepted accounting principles.

6.       Investment in Retail Store Leases:

         The Company has interests in various retail store leases relating to the anchor store premises in neighborhood and community shopping centers. These premises have been substantially sublet to retailers who lease the stores pursuant to net lease agreements. Income from the investment in these retail store leases during the years ended December 31, 2000 and 1999 was approximately $4.0 million and $4.1 million, respectively. These amounts represent sublease revenues during the years ended December 31, 2000 and 1999 of approximately $19.0 million and $20.3 million, respectively, less related expenses of $13.6 million and $14.7 million, respectively, and an amount, which in management's estimate, reasonably provides for the recovery of the investment over a period representing the expected remaining term of the retail store leases. The Company's future minimum revenues under the terms of all noncancellable tenant subleases and future minimum obligations through the remaining terms of its retail store leases, assuming no new or renegotiated leases are executed for such premises, for future years are as follows (in millions): 2001, $15.2 and $11.2; 2002, $14.3 and
             $10.2; 2003, $13.2 and $8.7; 2004, $10.0 and $6.3; 2005, $7.5 and
             $4.5 and thereafter, $12.5 and $4.1, respectively.

7.       Cash and Cash Equivalents:

         Cash and cash equivalents (demand deposits in banks, commercial paper and certificates of deposit with original maturities of three months or less) includes tenants' security deposits, escrowed funds and other restricted deposits approximating $0.1 million at December 31, 2000 and 1999.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         Cash and cash equivalent balances may, at a limited number of banks and financial institutions, exceed insurable amounts. The Company believes it mitigates its risks by investing in or through major financial institutions. Recoverability of investments is dependent upon the performance of the issuers.

8.       Notes Payable:

         The Company has implemented a medium-term notes ("MTN") program pursuant to which it may, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including
             (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs, and (ii) managing the Company's debt maturities.

         During October 2000, the Company issued an aggregate $100.0 million of senior fixed rate MTNs under its MTN program. These issuances consisted of (i) a $50.0 million MTN which matures in November 2005 and bears interest at 7.68% per annum, and (ii) a $50.0 million MTN which matures in November 2007 and bears interest at 7.86% per annum. Interest on these notes is payable semi-annually in arrears. The proceeds from these MTN issuances were used to repay a $100.0 million senior note that bore interest at 7.25% and matured in November 2000.

         During October and December 1999, the Company issued an aggregate
             $100.0 million of senior fixed-rate MTN's (the "October and December MTNs") under its MTN program. The October and December MTNs mature in October 2004 and December 2007, respectively, and bear interest at 7.62% and 7.90% per annum, respectively. Interest on these notes is payable semi-annually in arrears.

         As of December 31, 2000, a total principal amount of $490.25 million, in senior fixed-rate MTNs had been issued under the MTN program primarily for the acquisition of neighborhood and community shopping centers, the expansion and improvement of properties in the Company's portfolio and the repayment of certain debt of the Company. These fixed-rate notes had maturities ranging from five to twelve years at the time of issuance and bear interest at rates ranging from 6.70% to 7.91%. Interest on these fixed-rate senior unsecured notes is payable semi-annually in arrears.

         During August 2000, the Company issued $110.0 million of floating rate
             MTNs under its MTN program. These floating rate MTNs were priced at 99.7661% of par, mature in August 2002, and bear interest at LIBOR plus .25%. Interest on these MTNs is payable quarterly in arrears. As of November 2000, the Company entered into an interest rate swap agreement for the term of these MTNs, which effectively fixed the interest rate at 6.865% per annum. The proceeds from this MTN issuance were used to (i) repay a $60.0 million MTN that matured in August 2000 and bore interest at LIBOR plus .15% per annum and (ii) to prepay a $52.0 million term loan that matured in November 2000 and bore interest at LIBOR plus .70% per annum.

         During February 1999, the Company issued $130.0 million of 6.875% fixed-rate Senior Notes due 2009. Interest on the notes is payable semi-annually in arrears. The notes were sold at 99.85% of par value. Net proceeds from the issuance totaling approximately $128.9 million, after related transaction costs of approximately $0.9 million, were used, in part, to repay $100.0 million floating-rate senior notes that matured during February 1999 and for general corporate purposes.

         As of December 31, 2000, the Company had outstanding $100.0 million of remarketed reset notes. The remarketed reset notes mature in August 2008 and bore interest at the initial issuance in August 1998 at a floating rate of LIBOR plus .30% per annum. After an initial period of one year, the interest rate spread applicable to each subsequent period is determined pursuant to a remarketing agreement between the Company and a financial institution. The interest rate resets quarterly and is payable quarterly in arrears. During August 2000 and 1999, the Company remarketed the notes for a one-year period at Libor plus .65% per annum during each period.

         As of December 31, 2000, the Company had outstanding $105.0 million of fixed-rate unsecured senior notes consisting of: (i) $50.0 million which mature in June 2004 and bear interest at 7.125% and (ii) $55.0 million which mature November 2006 and bear interest at 7.50%. These notes were assumed in connection with the Price REIT merger and interest on these notes is payable semi-annually in arrears.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         As of December 31, 2000, the Company had $100.0 million in 6.50% fixed-rate unsecured Senior Notes due 2003. Interest on these senior unsecured notes is paid semi-annually in arrears.

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

         During August 2000, the Company established a $250.0 million, unsecured revolving credit agreement with a group of banks which is scheduled to expire in August 2003. This credit facility, which replaced the Company's $215.0 million unsecured revolving credit facility has made available funds for general corporate purposes, including the funding of property acquisitions, development and redevelopment costs. Interest on borrowings accrues at a spread (currently .55%) to LIBOR or money-market rates, as applicable, which fluctuates in accordance with changes in the Company's senior debt ratings. As part of this Credit Facility, the Company has a competitive bid option where the Company may auction up to $100.0 million of its requested borrowings to the bank group. This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread to LIBOR of .55%. A facility fee of .15% per annum is payable quarterly in arrears. Pursuant to the terms of the agreement, the Company, among other things, is (a) subject to maintaining certain maximum leverage ratios on both unsecured senior corporate and secured debt, a minimum debt service coverage ratio and minimum unencumbered asset and equity levels, and (b) restricted from paying dividends in amounts that exceed 90% of funds from operations, as defined, plus 10% of the Company's stockholders' equity determined in accordance with generally accepted accounting principles. As of December 31, 2000, there was $45.0 million outstanding under this facility.

         The scheduled maturities of all unsecured senior notes payable as of December 31, 2000 are approximately as follows (in millions): 2002, $110.0; 2003, $145.0; 2004, $100.0; 2005, $200.25 and thereafter,
             $525.0.

9.       Mortgages Payable:

         During 2000, the Company obtained individual non-recourse, fixed-rate mortgage financing on five Kmart anchored shopping centers, providing aggregate proceeds to the Company of approximately $44.2 million. These ten-year loans mature in 2010 and have effective interest rates ranging from 7.91% to 8.15% per annum.

         During 1999, the Company obtained individual non-recourse, fixed-rate mortgage financing aggregating approximately $28.7 million on five of its properties. The mortgages bear interest at rates ranging from 7.00% to 8.25% per annum and mature at various dates through 2009.

         During 1998, the Company obtained mortgage financing aggregating approximately $272.3 million on 20 of its properties. These individual mortgages were non-recourse, non-cross collateralized, ten year fixed-rate first mortgages, bearing interest at a weighted average rate of 6.585% per annum over the term of the loans. The proceeds from the mortgages were used primarily for the acquisition of neighborhood and community shopping centers. During April 1999, mortgages encumbering 19 of these properties totaling approximately $252.4 million were deconsolidated in connection with the sale of a controlling interest in KIR (See Note 4).

         Also during 1998, the Company, through an affiliated entity, obtained mortgage financing of approximately $9.0 million on two other properties. These ten-year fixed-rate mortgages, which are cross-collateralized, bear interest at 7.00% per annum for the term of the loans.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         Mortgages payable, collateralized by certain shopping center properties and related tenants' leases, are generally due in monthly installments of principal and/or interest which mature at various dates through 2023. Interest rates range from approximately 6.57% to 9.50% (weighted average interest rate of 7.91% as of December 31, 2000). The scheduled maturities of all mortgages payable as of December 31, 2000, are approximately as follows (in millions):
             2001, $4.6; 2002, $7.6; 2004, $9.0; 2005, $15.2 and thereafter,
             $209.0.

         Three of the Company's properties are encumbered by approximately $12.1 million in floating-rate, tax-exempt mortgage bond financing. The rates on the bonds are reset annually, at which time bondholders have the right to require the Company to repurchase the bonds. The Company has engaged a remarketing agent for the purpose of offering for resale those bonds that are tendered to the Company. All bonds tendered for redemption in the past have been remarketed and the Company has arrangements, including letters of credit, with banks to both collateralize the principal amount and accrued interest on such bonds and to fund any repurchase obligations.

10.      Extraordinary Items:

         During 1998, the Company prepaid certain mortgage loans resulting in extraordinary charges of approximately $4.9 million, or, on a per-basic share and diluted share basis, $0.10 and $0.09, respectively, representing the premiums paid and other costs written-off in connection with the early satisfaction of these mortgage loans.

11.      KC Holdings, Inc.:

         To facilitate the Company's November 1991 initial public stock offering (the "IPO"), 46 shopping center properties and certain other assets, together with indebtedness related thereto, were transferred to subsidiaries of KC Holdings, Inc. ("KC Holdings"), a newly-formed corporation that is owned by the stockholders of the Company prior to the IPO. The Company was granted ten-year, fixed-price acquisition options to reacquire the real estate assets owned by KC Holdings' subsidiaries, subject to any liabilities outstanding with respect to such assets at the time of an option exercise. As of December 31, 2000, KC Holdings' subsidiaries had conveyed 29 shopping centers back to the Company and had disposed of ten additional centers in transactions with third parties. The members of the Company's Board of Directors who are not also shareholders of KC Holdings unanimously approved the purchase of each of the 29 shopping centers that have been reacquired by the Company from KC Holdings. The Company manages three of KC Holdings seven remaining shopping center properties pursuant to a management agreement (See Note 15).

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

13.      Preferred and Common Stock Transactions:

         During May 2000, the Company repurchased from an officer and director of the Company 100,217 depositary shares of its Class D Preferred Stock at a price of $25.00 per depositary share, totaling approximately $2.5 million.

         During June 2000, the Company issued 285,148 shares of common stock at $40.7625 per share in connection with the exercise of its option to acquire two shopping center properties from KC Holdings (See Note
             15).

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         During August 2000, the Company completed a primary public stock offering of 1,800,000 shares of common stock priced at $42.50 per share. The net proceeds from this sale of common stock, totaling approximately $72.4 million (after related transaction costs of $4.1 million) were used for general corporate purposes, including
             (i) the investment of additional equity capital in KIR (see Note
             4), and (ii) the development, redevelopment and expansion of properties in the Company's portfolio.

         During July 1999, the Company issued 401,646 shares of common stock at $39.00 per share in connection with the exercise of its option to acquire 13 shopping center properties from KC Holdings (See Note
             15).

         During December 1999, the Company purchased and retired 160,000 shares of its common stock at a price of $31.75 per share, totaling approximately $5.1 million. The Company did not have a share repurchase program but acquired the shares when it received an unsolicited offer to buy them from an institutional investor.

         At December 31, 2000, the Company had outstanding 3,000,000 Depositary
             Shares (the "Class A Depositary Shares"), each such Class A Depositary Share representing a one-tenth fractional interest of a share of the Company's 7-3/4% Class A Cumulative Redeemable Preferred Stock, par value $1.00 per share (the "Class A Preferred Stock"), 2,000,000 Depositary Shares (the "Class B Depositary Shares"), each such Class B Depositary Share representing a one-tenth fractional interest of a share of the Company's 8-1/2% Class B Cumulative Redeemable Preferred Stock, par value $1.00 per share (the "Class B Preferred Stock"), 4,000,000 Depositary Shares ("the Class C Depositary Shares"), each such Class C Depositary Share representing a one-tenth fractional interest of a share of the Company's 8-3/8% Class C Cumulative Redeemable Preferred Stock, par value $1.00 per share (the "Class C Preferred Stock"), 4,182,542 Depositary Shares (the "Class D Depositary Shares"), each such Class D Depositary Share representing a one-tenth fractional interest of a share of the Company's 7-1/2% Cumulative Convertible Preferred Stock, par value $1.00 per share (the "Class D Preferred Stock").

         Dividends on the Class A Depositary Shares are cumulative and payable quarterly in arrears at the rate of 7-3/4% per annum based on the $25.00 per share initial offering price, or $1.9375 per depositary share. The Class A Depositary Shares are redeemable, in whole or in part, for cash on or after September 23, 1998 at the option of the Company, at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon. The Class A Depositary Shares are not convertible or exchangeable for any other property or securities of the Company. The Class A Preferred Stock (represented by the Class A Depositary Shares outstanding) ranks pari passu with the Company's Class B Preferred Stock, Class C Preferred Stock and Class D Preferred Stock as to voting rights, priority for receiving dividends and liquidation preferences as set forth below.

         Dividends on the Class B Depositary Shares are cumulative and payable quarterly in arrears at the rate of 8-1/2% per annum based on the $25.00 per share initial offering price, or $2.125 per depositary share. The Class B Depositary Shares are redeemable, in whole or in part, for cash on or after July 15, 2000 at the option of the Company at a redemption price of $25.00 per depositary share, plus any accrued and unpaid dividends thereon. The redemption price of the Class B Preferred Stock may be paid solely from the sale proceeds of other capital stock of the Company, which may include other classes or series of preferred stock. The Class B Depositary Shares are not convertible or exchangeable for any other property or securities of the Company. The Class B Preferred Stock (represented by the Class B Depositary Shares outstanding) ranks pari passu with the Company's Class A Preferred Stock, Class C Preferred Stock and Class D Preferred Stock as to voting rights, priority for receiving dividends and liquidation preferences as set forth below.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         Dividends on the Class C Depositary Shares are cumulative and payable quarterly in arrears at the rate of 8-3/8% per annum based on the $25.00 per share initial offering price, or $2.0938 per depositary share. The Class C Depositary Shares are redeemable, in whole or in part, for cash on or after April 15, 2001 at the option of the Company at a redemption price of $25.00 per depositary share, plus any accrued and unpaid dividends thereon. The redemption price of the Class C Preferred Stock may be paid solely from the sale proceeds of other capital stock of the Company, which may include other classes or series of preferred stock. The Class C Depositary Shares are not convertible or exchangeable for any other property or securities of the Company. The Class C Preferred Stock (represented by the Class C Depositary Shares outstanding) ranks pari passu with the Company's Class A Preferred Stock, Class B Preferred Stock and Class D Preferred Stock as to voting rights, priority for receiving dividends and liquidation preferences as set forth below.

         Dividends on the Class D Depositary Shares are cumulative and payable at the rate per depositary share equal to the greater of (i) 7-1/2% per annum based upon a $25.00 per share initial value or $1.875 per share or (ii) the cash dividend on the shares of the Company's common stock into which a Class D Depositary Share is convertible plus $0.0275 per quarter. The Class D Depositary Shares are convertible into the Company's common stock at a conversion price of $40.25 per share of common stock at any time by the holder and may be redeemed by the Company at the conversion price in shares of the Company's common stock at any time after June 19, 2001 if, for any 20 trading days within any period of 30 consecutive trading days, including the last day of such period, the average closing price per share of the Company's common stock exceeds 120% of the conversion price or $48.30 per share, subject to certain adjustments.

         The Class D Preferred Stock (represented by the Class D Depositary
             Shares outstanding) ranks pari passu with the Company's Class A Preferred Stock, Class B Preferred Stock and Class C Preferred Stock as to voting rights, priority for receiving dividends and liquidation preferences as set forth below.

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

         Liquidation Rights - In the event of any liquidation, dissolution or winding up of the affairs of the Company, the Preferred Stock holders are entitled to be paid, out of the assets of the Company legally available for distribution to its stockholders, a liquidation preference of $250.00 per share ($25.00 per Class A, Class B, Class C and Class D Depositary Share, respectively), plus an amount equal to any accrued and unpaid dividends to the date of payment, before any distribution of assets is made to holders of the Company's common stock or any other capital stock that ranks junior to the Preferred Stock as to liquidation rights.

14.      Dispositions of Real Estate:

         During the year ended December 31, 2000, the Company, in separate transactions, disposed of ten shopping center properties. Sale prices from two of these dispositions aggregated approximately $4.5 million which approximated their aggregate net book value. Sale prices from eight of these dispositions aggregated approximately $29.7 million which resulted in net gains of approximately $4.0 million.

         In addition, during 2000, the Company disposed of various land parcels, in separate transactions, for aggregate proceeds of approximately $5.6 million.

         During the year ended December 31, 1999, the Company disposed of six shopping center properties and a land parcel. Cash proceeds from four of these dispositions aggregated approximately $6.1 million, which approximated their aggregate net book value.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         During July 1999, the Company disposed of a shopping center property in New Port Richey, FL. Cash proceeds from the disposition totaling $0.5 million, together with an additional $5.5 million cash investment, were used to acquire an exchange shopping center property located in Greensboro, NC during September 1999. The sale of this property resulted in a gain of approximately $0.3 million.

         During October 1999, the Company, in separate transactions, disposed of a shopping center property and a land parcel for an aggregate sale price of approximately $4.5 million, which resulted in a gain of approximately $1.3 million.

15.      Transactions with Related Parties:

         The Company provides management services for shopping centers owned principally by affiliated entities and various real estate joint ventures in which certain stockholders of the Company have economic interests. Such services are performed pursuant to management agreements which provide for fees based upon a percentage of gross revenues from the properties and other direct costs incurred in connection with management of the centers. The Consolidated Statements of Income include management fee income from KC Holdings of approximately $0.1 million, $0.4 million and $0.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

         In June 2000, the Company exercised its option to acquire two shopping center properties from KC Holdings. The properties were acquired for an aggregate option price of approximately $12.2 million, paid approximately $11.6 million in shares of the Company's common stock (valued at $40.7625 per share at June 1, 2000) and $0.6 million through the assumption of mortgage debt encumbering one of the properties.

         During July 1999, the Company exercised its option to acquire 13 shopping center properties from KC Holdings. The properties were acquired for an aggregate option price of approximately $39.8 million, paid $15.7 million in shares of the Company's common stock (valued at $39.00 per share at July 1, 1999) and $24.1 million through the assumption of mortgage debt encumbering the properties.

         Reference is made to Notes 4, 5, 11 and 13 for additional information regarding transactions with related parties.

16.      Commitments and Contingencies:

         The Company and its subsidiaries are primarily engaged in the operation of shopping centers which are either owned or held under long-term leases which expire at various dates through 2087. The Company and its subsidiaries, in turn, lease premises in these centers to tenants pursuant to lease agreements which provide for terms ranging generally from 5 to 25 years and for annual minimum rentals plus incremental rents based on operating expense levels and tenants' sales volumes. Annual minimum rentals plus incremental rents based on operating expense levels comprised approximately 99%, 98% and 98% of total revenues from rental property for each of the three years ended December 31, 2000, 1999 and 1998, respectively.

         The future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows (in millions): 2001, $366.6; 2002, $348.4; 2003, $320.9; 2004, $297.5; 2005, $270.5 and thereafter, $2,132.3.

         Minimum rental payments under the terms of all noncancellable operating leases pertaining to its shopping center portfolio for future years are approximately as follows (in millions): 2001, $13.9; 2002, $13.8; 2003, $12.7; 2004, $12.0; 2005, $10.9 and thereafter,
             $156.8.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

17.      Incentive Plans:

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

         Information with respect to stock options under the Plan for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                      Weighted Average
                                                                       Exercise Price
                                                        Shares           Per Share
                                                        ------           ---------
         Options outstanding, December 31, 1997        1,895,096           $25.37
              Exercised                                 (150,766)          $20.99
              Granted                                  1,023,500           $37.32
                                                       ---------
         Options outstanding, December 31, 1998        2,767,830           $30.03
              Exercised                                 (320,781)          $27.54
              Granted                                    799,050           $32.33
                                                       ---------
         Options outstanding, December 31, 1999        3,246,099           $30.84
              Exercised                                 (193,404)          $25.54
              Granted                                    898,425           $40.63
              Forfeited                                 (258,583)          $28.60
                                                       ---------
         Options outstanding, December 31, 2000        3,692,537           $33.66
                                                       =========

              Options exercisable -
                    December 31, 1998                  1,326,224           $24.13
                                                       =========           ======
                    December 31, 1999                  1,605,886           $27.24
                                                       =========           ======
                    December 31, 2000                  1,947,825           $30.20
                                                       =========           ======

         The exercise prices for options outstanding as of December 31, 2000 range from $13.33 to $42.53 per share. The weighted average remaining contractual life for options outstanding as of December 31, 2000 was approximately 7.6 years. Options to purchase 608,695, 1,507,120 and 2,306,170 shares of the Company's common stock were available for issuance under the Plan at December 31, 2000, 1999 and 1998, respectively.

         The Company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized with regard to options granted under the Plan in the accompanying Consolidated Statements of Income. If stock-based compensation costs had been recognized based on the estimated fair values at the dates of grant for options awarded during 2000, 1999 and 1998 net income and net income per common share for these calendar years would have been reduced by approximately $2.2 million or $0.04 per diluted share, $1.7 million, or $0.03 per diluted share and $1.4 million, or $0.03 per diluted share, respectively.

         These pro forma adjustments to net income and net income per diluted common share assume fair values of each option grant estimated using the Black-Scholes option pricing formula. The more significant assumptions underlying the determination of such fair values for options granted during 2000, 1999 and 1998 include: (i) weighted average risk-free interest rates of 5.69%, 6.30% and 5.07%, respectively; (ii) weighted average expected option lives of
             4.4 years, 5.4 years and 5.6 years, respectively; (iii) an expected volatility of 15.82%, 15.91% and 15.76%, respectively, and (iv) an expected dividend yield of 6.95%, 7.30% and 6.40%, respectively. The per share weighted average fair value at the dates of grant for options awarded during 2000, 1999 and 1998 was $3.07, $2.53 and $2.86, respectively.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         The Company maintains a 401(k) retirement plan covering substantially all officers and employees which permits participants to defer up to a maximum 10% of their eligible compensation. This deferred compensation, together with Company matching contributions which generally equal employee deferrals up to a maximum of 5% of their eligible compensation, is fully vested and funded as of December 31, 2000. Company contributions to the plan were approximately $0.6 million, $0.4 million and $0.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

18.      Supplemental Financial Information:

         The following represents the results of operations, expressed in thousands except per share amounts, for each quarter during years 2000 and 1999.

                                                                                 2000 (Unaudited)
                                                       ---------------------------------------------------------------------
                                                            Mar. 31           June 30        Sept. 30          Dec. 31
                                                            -------           -------        --------          -------
       Revenues from rental property                        $112,356         $114,867        $115,726          $116,458

       Net income                                            $48,709          $50,946         $51,512           $53,858

           Net income per common share:
                Basic                                           $.69             $.73            $.72              $.75
                Diluted                                         $.69             $.72            $.71              $.74

                                                                                 1999 (Unaudited)
                                                        -------------------------------------------------------------------
                                                            Mar. 31           June 30        Sept. 30          Dec. 31
                                                            -------           -------        --------          -------

       Revenues from rental property                        $112,876         $106,072        $106,044          $108,888

       Net income                                            $39,488          $42,441         $45,614           $49,235

           Net income per common share:
                Basic                                           $.55             $.59            $.64              $.70
                Diluted                                         $.54             $.59            $.64              $.70

         Interest paid during years 2000, 1999 and 1998 approximated $89.9 million, $80.0 million and $60.7 million, respectively.

         Accounts and notes receivable in the accompanying Consolidated Balance
             Sheets are net of estimated unrecoverable amounts of approximately $4.0 million and $3.8 million at December 31, 2000 and 1999, respectively.

19.      Pro Forma Financial Information (Unaudited):

         As discussed in Notes 2 and 14, the Company and certain of its subsidiaries acquired and disposed of interests in shopping center properties during 2000. The pro forma financial information set forth below is based upon the Company's historical Consolidated Statements of Income for the years ended December 31, 2000 and 1999, adjusted to give effect to these transactions as of January 1, 1999.

         The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred on January 1, 1999, nor does it purport to represent the results of operations for future periods. (Amounts presented in millions, except per share figures.)

                                                     Years ended December 31,
                                                    2000                  1999
                                                    ----                  ----

          Revenues from rental property            $458.3                $440.5
          Net income                               $201.6                $182.6

              Net income per common share:
                   Basic                            $2.83                 $2.57
                                                    =====                 =====
                   Diluted                          $2.80                 $2.55
                                                    =====                 =====

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

20.      Subsequent Events:

         During March 2001, the Company, through a joint venture (the "Ward
             Venture") in which the Company has a 50% interest, acquired asset designation rights for substantially all of the real estate property interests of the bankrupt estate of Montgomery Ward LLC and its affiliates. These asset designation rights will enable the Ward Venture to direct the ultimate disposition of the 315 fee and leasehold interests held by the bankrupt estate. The Ward Venture acquired the asset designation rights for an initial purchase price of $60.5 million, however, the price may ultimately exceed $435.5 million under the terms of the designation rights agreement.

         The asset designation rights expire in February 2002 for the leasehold positions and December 2004 for the fee owned locations. During the marketing period, the Ward Venture will be responsible for all carrying costs associated with the properties until the site is designated to a user.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                For Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                    Balance at                      Adjustments to
                                   Beginning of      Charged to        valuation                         Balance at end
                                      Period          expenses         accounts           Deductions        of period
                                 ----------------------------------------------------------------------------------------
Year Ended December 31, 2000
Allowance for uncollectable
accounts                              $3,750           $2,650        $  -                 ($2,400)           $4,000
                                 ----------------------------------------------------------------------------------------

Year Ended December 31, 1999
Allowance for uncollectable
accounts                              $3,150           $3,650            $350             ($3,400)           $3,750
                                 ========================================================================================

Year Ended December 31, 1998
Allowance for uncollectable
accounts                              $1,800           $2,050           $1,300            ($2,000)           $3,150
                                 ========================================================================================

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000

                                              INITIAL COST
                                                            BUILDING AND                SUBSEQUENT
PROPERTIES                             LAND                  IMPROVEMENT              TO ACQUISITION              LAND
                                     ---------              ------------              --------------           ----------
HOOVER                                 279,106                7,735,873                          -                279,106
CASA PALOMA SHOPPING CENTER          4,111,061                        -                 17,028,800              4,111,061
KIMCO MESA 679, INC. AZ              2,915,000               11,686,291                    388,564              2,915,000
METRO SQUARE                         4,101,017               16,410,632                    452,006              4,101,017
PEORIA CROSSING                      7,212,588                        -                    194,772              7,212,588
HAYDEN PLAZA NORTH                   2,015,726                4,126,509                  4,983,587              2,015,726
PHOENIX, COSTCO                      5,324,501               21,269,943                    176,056              5,324,501
PHOENIX                              2,450,341                9,802,046                    105,331              2,450,341
ALHAMBRA, COSTCO                     4,995,639               19,982,557                          -              4,995,639
MADISON PLAZA                        5,874,396               23,476,190                     16,333              5,874,396
CHULA VISTA, COSTCO                  6,460,743               25,863,153                  1,409,635              6,460,743
CORONA HILLS, COSTCO                 3,360,965               53,373,453                    339,231             13,360,965
LA MIRADA THEATRE CENTER             8,816,741               35,259,965                      5,800              8,816,741
THE CENTRE                           3,403,724               13,625,899                          -              3,403,724
SANTA ANA, HOME DEPOT                4,592,364               18,345,257                          -              4,592,364
SANTEE TOWN CENTER                   2,252,812                9,012,256                    763,037              2,252,812
VILLAGE ON THE PARK                  2,194,463                8,885,987                    (31,543)             2,194,463
AURORA QUINCY                        1,148,317                4,608,249                    107,971              1,148,317
AURORA EAST BANK                     1,500,568                6,180,103                     97,864              1,500,568
SPRING CREEK COLORADO                1,423,260                5,718,813                     11,939              1,423,260
DENVER WEST 38TH STREET                161,167                  646,983                          -                161,167
ENGLEWOOD PHAR MOR                     805,837                3,232,650                      2,800                805,837
FORT COLLINS                         1,253,497                7,625,278                          -              1,253,497
HERITAGE WEST                        1,526,576                6,124,074                     79,252              1,526,576
WEST FARM SHOPPING CENTER            5,805,969               23,348,024                     62,312              5,805,969
N.HAVEN, HOME DEPOT                  7,704,968               30,797,640                     59,287              7,704,968
WATERBURY                            2,253,078                9,017,012                     70,956              2,253,078
ELSMERE                                      -                3,185,642                          -                      -
ALTAMONTE SPRINGS                      770,893                3,083,574                          -                770,893
BOCA RATON                             573,875                2,295,501                    970,306                573,875
BRADENTON                              125,000                  299,253                    323,963                125,000
BAYSHORE GARDENS, BRADENTON FL       2,901,000               11,738,955                    166,636              2,901,000
CORAL SPRINGS                          710,000                2,842,907                  3,139,840                710,000
CORAL SPRINGS                        1,649,000                6,626,301                     67,683              1,649,000
EAST ORLANDO                           491,676                1,440,000                  2,590,760              1,007,882
FERN PARK                              225,000                  902,000                  2,362,617                225,000
REGENCY PLAZA                        2,410,000                9,671,160                    122,937              2,410,000
KISSIMMEE                            1,328,536                5,296,652                  1,552,471              1,328,536
LARGO                                  293,686                  792,119                  1,211,503                293,686
LEESBURG                                     -                  171,636                    141,685                      -
LARGO EAST BAY                       2,832,296               11,329,185                    792,283              2,832,296
LAUDERHILL                           1,002,733                2,602,415                  9,135,669              1,774,443
LAUDERDALE LAKES                       342,420                2,416,645                  2,332,388                342,420
MELBOURNE                                    -                1,754,000                  2,709,819                      -
GROVE GATE                             365,893                1,049,172                  1,139,954                365,893
NORTH MIAMI                            732,914                4,080,460                 10,497,615                732,914
MILLER ROAD                          1,138,082                4,552,327                  1,523,289              1,138,082
MARGATE                              2,948,530               11,754,120                  1,711,080              2,948,530
MELBOURNE                              715,844                2,878,374                    351,895                715,844
MT. DORA                             1,011,000                4,062,890                     23,004              1,011,000
ORLANDO                                923,956                3,646,904                  1,871,649              1,172,119
ST. PETERSBURG                               -                  917,360                    660,115                      -
RENAISSANCE CENTER                   9,104,379               36,540,873                    209,368              9,104,379
SAND LAKE                            3,092,706               12,370,824                    910,761              3,092,706
ORLANDO                                560,800                2,268,112                  1,987,990                580,030
OCALA                                1,980,000                7,927,484                    595,120              1,980,000
POMPANO BEACH                           97,169                  874,442                  1,318,149                 97,169
PALATKA                                130,844                  556,658                    960,149                130,844
TUTTLE BEE SARASOTA                    254,961                  828,465                  1,635,355                254,961


                                        BUILDINGS AND                                       ACCUMULATED
PROPERTIES                              IMPROVEMENTS                 TOTAL                 DEPRECIATION
                                        -------------              ----------              ------------
HOOVER                                    7,735,873                 8,014,979                  198,529
CASA PALOMA SHOPPING CENTER              17,028,800                21,139,861                        -
KIMCO MESA 679, INC. AZ                  12,074,855                14,989,855                  828,377
METRO SQUARE                             16,862,638                20,963,655                1,052,010
PEORIA CROSSING                             194,772                 7,407,361                        -
HAYDEN PLAZA NORTH                        9,110,096                11,125,822                  191,318
PHOENIX, COSTCO                          21,445,999                26,770,500                1,370,353
PHOENIX                                   9,907,377                12,357,718                  795,834
ALHAMBRA, COSTCO                         19,982,557                24,978,196                1,294,636
MADISON PLAZA                            23,492,523                29,366,919                1,508,618
CHULA VISTA, COSTCO                      27,272,788                33,733,531                1,671,739
CORONA HILLS, COSTCO                     53,712,684                67,073,649                3,413,799
LA MIRADA THEATRE CENTER                 35,265,765                44,082,506                2,263,892
THE CENTRE                               13,625,899                17,029,623                  392,742
SANTA ANA, HOME DEPOT                    18,345,257                22,937,621                1,169,139
SANTEE TOWN CENTER                        9,775,293                12,028,105                  462,115
VILLAGE ON THE PARK                       8,854,444                11,048,907                  662,690
AURORA QUINCY                             4,716,220                 5,864,537                  347,258
AURORA EAST BANK                          6,277,967                 7,778,535                  459,925
SPRING CREEK COLORADO                     5,730,752                 7,154,012                  427,416
DENVER WEST 38TH STREET                     646,983                   808,150                   48,363
ENGLEWOOD PHAR MOR                        3,235,450                 4,041,287                  241,658
FORT COLLINS                              7,625,278                 8,878,775                  162,933
HERITAGE WEST                             6,203,326                 7,729,902                  459,972
WEST FARM SHOPPING CENTER                23,410,336                29,216,305                1,444,881
N.HAVEN, HOME DEPOT                      30,856,927                38,561,895                1,955,763
WATERBURY                                 9,087,968                11,341,046                1,666,327
ELSMERE                                   3,185,642                 3,185,642                2,340,955
ALTAMONTE SPRINGS                         3,083,574                 3,854,467                  395,330
BOCA RATON                                3,265,807                 3,839,682                  711,728
BRADENTON                                   623,216                   748,216                  350,428
BAYSHORE GARDENS, BRADENTON FL           11,905,591                14,806,591                  773,929
CORAL SPRINGS                             5,982,747                 6,692,747                  678,177
CORAL SPRINGS                             6,693,984                 8,342,984                  524,210
EAST ORLANDO                              3,514,554                 4,522,436                1,651,478
FERN PARK                                 3,264,617                 3,489,617                1,277,771
REGENCY PLAZA                             9,794,097                12,204,097                  247,604
KISSIMMEE                                 6,849,123                 8,177,659                  766,810
LARGO                                     2,003,622                 2,297,308                1,562,698
LEESBURG                                    313,321                   313,321                  204,011
LARGO EAST BAY                           12,121,468                14,953,764                2,939,001
LAUDERHILL                               10,966,374                12,740,817                4,483,812
LAUDERDALE LAKES                          4,749,033                 5,091,453                3,262,306
MELBOURNE                                 4,463,819                 4,463,819                1,847,665
GROVE GATE                                2,189,126                 2,555,019                1,306,610
NORTH MIAMI                              14,578,075                15,310,989                3,890,585
MILLER ROAD                               6,075,616                 7,213,698                3,711,025
MARGATE                                  13,465,200                16,413,730                2,330,910
MELBOURNE                                 3,230,269                 3,946,113                  523,334
MT. DORA                                  4,085,894                 5,096,894                  321,212
ORLANDO                                   5,270,390                 6,442,509                  812,649
ST. PETERSBURG                            1,577,475                 1,577,475                  608,025
RENAISSANCE CENTER                       36,750,241                45,854,620                2,272,995
SAND LAKE                                13,281,585                16,374,291                2,190,354
ORLANDO                                   4,236,872                 4,816,902                  366,779
OCALA                                     8,522,604                10,502,604                  750,563
POMPANO BEACH                             2,192,591                 2,289,760                1,165,078
PALATKA                                   1,516,807                 1,647,651                  751,449
TUTTLE BEE SARASOTA                       2,463,820                 2,718,781                1,399,967

                                                                                            SCHEDULE III

                                              TOTAL COST,                                      DATE OF
                                          NET OF ACCUMULATED                               CONSTRUCTION(C)
PROPERTIES                                   DEPRECIATION               ENCUMBRANCES        ACQUISITION(A)
                                          ------------------            ------------       ---------------
HOOVER                                         7,816,450                          -            1999(A)
CASA PALOMA SHOPPING CENTER                   21,139,861                          -            1999(C)
KIMCO MESA 679, INC. AZ                       14,161,477                          -            1998(A)
METRO SQUARE                                  19,911,645                          -            1998(A)
PEORIA CROSSING                                7,407,361                          -            2000(C)
HAYDEN PLAZA NORTH                            10,934,504                          -            1998(A)
PHOENIX, COSTCO                               25,400,147                          -            1998(A)
PHOENIX                                       11,561,884                  7,837,058            1997(A)
ALHAMBRA, COSTCO                              23,683,560                          -            1998(A)
MADISON PLAZA                                 27,858,301                          -            1998(A)
CHULA VISTA, COSTCO                           32,061,792                          -            1998(A)
CORONA HILLS, COSTCO                          63,659,850                          -            1998(A)
LA MIRADA THEATRE CENTER                      41,818,614                          -            1998(A)
THE CENTRE                                    16,636,881                  8,183,372            1999(A)
SANTA ANA, HOME DEPOT                         21,768,482                          -            1998(A)
SANTEE TOWN CENTER                            11,565,989                          -            1998(A)
VILLAGE ON THE PARK                           10,386,218                          -            1998(A)
AURORA QUINCY                                  5,517,279                  2,648,212            1998(A)
AURORA EAST BANK                               7,318,611                          -            1998(A)
SPRING CREEK COLORADO                          6,726,597                          -            1998(A)
DENVER WEST 38TH STREET                          759,787                          -            1998(A)
ENGLEWOOD PHAR MOR                             3,799,629                  1,299,238            1998(A)
FORT COLLINS                                   8,715,841                  3,108,370            2000(A)
HERITAGE WEST                                  7,269,930                          -            1998(A)
WEST FARM SHOPPING CENTER                     27,771,424                 13,930,375            1998(A)
N.HAVEN, HOME DEPOT                           36,606,133                          -            1998(A)
WATERBURY                                      9,674,719                          -            1993(A)
ELSMERE                                          844,687                          -            1979(C)
ALTAMONTE SPRINGS                              3,459,137                          -            1995(A)
BOCA RATON                                     3,127,954                          -            1992(A)
BRADENTON                                        397,788                          -            1968(C)
BAYSHORE GARDENS, BRADENTON FL                14,032,662                          -            1998(A)
CORAL SPRINGS                                  6,014,570                          -            1994(A)
CORAL SPRINGS                                  7,818,774                          -            1997(A)
EAST ORLANDO                                   2,870,958                          -            1971(C)
FERN PARK                                      2,211,846                          -            1968(C)
REGENCY PLAZA                                 11,956,494                  8,963,779            1999(A)
KISSIMMEE                                      7,410,849                          -            1996(A)
LARGO                                            734,611                          -            1968(C)
LEESBURG                                         109,309                          -            1969(C)
LARGO EAST BAY                                12,014,763                          -            1992(A)
LAUDERHILL                                     8,257,005                          -            1974(C)
LAUDERDALE LAKES                               1,829,147                          -            1968(C)
MELBOURNE                                      2,616,154                          -            1968(C)
GROVE GATE                                     1,248,409                          -            1968(C)
NORTH MIAMI                                   11,420,404                          -            1985(A)
MILLER ROAD                                    3,502,673                          -            1986(A)
MARGATE                                       14,082,820                          -            1993(A)
MELBOURNE                                      3,422,779                          -            1994(A)
MT. DORA                                       4,775,682                          -            1997(A)
ORLANDO                                        5,629,860                          -            1995(A)
ST. PETERSBURG                                   969,449                          -            1968(C)
RENAISSANCE CENTER                            43,581,625                          -            1998(A)
SAND LAKE                                     14,183,937                          -            1994(A)
ORLANDO                                        4,450,123                          -            1996(A)
OCALA                                          9,752,040                          -            1997(A)
POMPANO BEACH                                  1,124,682                          -            1968(C)
PALATKA                                          896,202                          -            1970(C)
TUTTLE BEE SARASOTA                            1,318,814                          -            1970(C)

                                              INITIAL COST
                                                            BUILDING AND                SUBSEQUENT
PROPERTIES                             LAND                  IMPROVEMENT              TO ACQUISITION              LAND
                                     ---------              ------------              --------------           ----------
SOUTH EAST SARASOTA                  1,283,400                5,133,544                  1,552,349              1,440,264
SANFORD                              3,406,565               13,648,041                  1,600,450              3,406,565
STUART                               2,109,677                8,415,323                    358,292              2,109,677
SOUTH MIAMI                          1,280,440                5,133,825                  2,327,737              1,280,440
TALLAHASSEE                                  -                2,431,659                          -                      -
TAMPA                                2,820,000               11,283,189                    837,144              2,820,000
VILLAGE COMMONS S.C.                 2,192,331                8,774,158                    100,285              2,192,331
WEST PALM BEACH                        550,896                2,298,964                    398,193                550,896
THE SHOPS AT WEST MELBOURNE          2,200,000                8,829,541                     38,320              2,200,000
JONESBORO RD. &I-285                   468,118                1,872,473                     53,114                468,118
AUGUSTA                              1,482,564                5,928,122                     98,790              1,482,564
MACON                                  262,700                1,487,860                  1,772,182                349,326
SAVANNAH                             2,052,270                8,232,978                    327,564              2,052,270
SAVANNAH                               652,255                2,616,522                    184,023                652,255
CLIVE                                  500,525                2,002,101                          -                500,525
SOUTHDALE SHOPPING CENTER            1,720,330                6,916,294                    736,528              1,720,330
DES MOINES                             500,525                2,559,019                     37,079                500,525
DUBUQUE                                      -                2,152,476                          -                      -
WATERLOO                               500,525                2,002,101                          -                500,525
ADDISON                                      -                  753,343                  1,115,267                      -
ALTON, BELTLINE HWY                    329,532                1,987,981                     59,934                329,532
AURORA, N. LAKE                      2,059,908                9,531,721                          -              2,059,908
KRC ARLINGTON HEIGHT                 1,983,517                9,178,272                          -              1,983,517
ADDISON, IL                          2,837,548               13,128,480                          -              2,837,548
BLOOMINGTON                            805,521                2,222,353                  2,579,854                805,521
BELLEVILLE, WESTFIELD PLAZA                  -                5,372,253                          -                      -
BRADLEY                                500,422                2,001,687                          -                500,422
KRC BRIDGEVIEW                               -                        -                    491,565                      -
CALUMET CITY                         1,479,217                8,815,760                     21,730              1,479,217
CHICAGO, S. PULASKI RD.              1,611,612                8,252,282                     24,437              1,614,319
COUNTRYSIDE                                  -                4,770,671                     35,625                      -
CARBONDALE                                   -                  500,000                          -                      -
CHICAGO                              2,577,473                3,716,745                     33,214              2,577,473
CHICAGO                                      -                2,687,046                     48,916                      -
JOLIET                                       -                        -                    109,865                      -
CHAMPAIGN, NEIL ST.                    230,519                1,285,460                     49,327                230,519
ELSTON                               1,010,375                5,692,211                          -              1,010,375
S. CICERO                                    -                1,541,560                    149,203                      -
CRYSTAL LAKE, NW HWY                   179,964                1,025,811                    120,240                180,269
KRC PETERSON AVE                     2,215,960               10,253,981                          -              2,215,960
DOWNERS PARK PLAZA                   2,510,455               10,164,494                    181,550              2,510,455
DOWNER GROVE                           811,778                4,322,956                  1,584,007                811,778
ELGIN                                  842,555                2,108,674                  1,458,722                842,555
ELGIN, AIRPORT RD.                   2,728,647               12,624,998                          -              2,728,647
FOREST PARK                                  -                2,335,884                          -                      -
FAIRVIEW HTS, BELLVILLE RD.                  -               11,866,880                     89,973                      -
GENEVA                                 500,422               12,917,712                          -                500,422
MATTERSON                              950,515                6,292,319                     21,585                950,515
MT. PROSPECT                         1,017,345                6,572,176                  1,217,808              1,017,345
MUNDELIEN, S. LAKE                   1,127,720                5,826,129                      1,914              1,129,634
NORRIDGE                                     -                2,918,315                          -                      -
NAPERVILLE                             669,483                4,464,998                          -                669,483
NILES                                        -                2,217,231                    134,809                      -
OTTAWA                                 137,775                  784,269                    303,414                137,775
ORLAND PARK, S. HARLEM                 476,972                2,764,775                    864,354                476,972
OAK LAWN                             1,530,111                8,776,631                     86,885              1,530,111
OAKBROOK TERRACE                     1,527,188                8,679,108                          -              1,527,188
PEORIA                                       -                5,081,290                  1,315,822                      -
PLAZA AT ROCKFORD, IL                        -                   83,158                          -                      -
SPRINGFIELD, MACARTHUR                       -                  131,091                          -                      -
SKOKIE                                       -                2,276,360                  7,007,395              2,628,440
KRC STREAMWOOD                         181,962                1,057,740                    181,885                181,962
WOODGROVE FESTIVAL                   5,049,149               20,822,993                  1,252,380              5,049,149
WAUKEGAN, BELVIDERE                    203,427                1,161,847                     37,012                203,772


                                        BUILDINGS AND                                       ACCUMULATED
PROPERTIES                              IMPROVEMENTS                 TOTAL                 DEPRECIATION
                                        -------------              ----------              ------------
SOUTH EAST SARASOTA                       6,529,029                 7,969,293                1,931,073
SANFORD                                  15,248,491                18,655,056                5,100,437
STUART                                    8,773,615                10,883,292                1,413,743
SOUTH MIAMI                               7,461,562                 8,742,002                  892,628
TALLAHASSEE                               2,431,659                 2,431,659                        -
TAMPA                                    12,120,333                14,940,333                1,132,385
VILLAGE COMMONS S.C.                      8,874,443                11,066,774                  449,709
WEST PALM BEACH                           2,697,157                 3,248,053                  307,756
THE SHOPS AT WEST MELBOURNE               8,867,861                11,067,861                  640,886
JONESBORO RD. &I-285                      1,925,587                 2,393,705                  671,542
AUGUSTA                                   6,026,912                 7,509,476                  768,675
MACON                                     3,173,416                 3,522,742                1,424,098
SAVANNAH                                  8,560,542                10,612,812                1,589,521
SAVANNAH                                  2,800,545                 3,452,800                  362,479
CLIVE                                     2,002,101                 2,502,626                  252,402
SOUTHDALE SHOPPING CENTER                 7,652,821                 9,373,151                  308,777
DES MOINES                                2,596,098                 3,096,623                  308,773
DUBUQUE                                   2,152,476                 2,152,476                  174,790
WATERLOO                                  2,002,101                 2,502,626                  252,402
ADDISON                                   1,868,610                 1,868,610                1,103,692
ALTON, BELTLINE HWY                       2,047,915                 2,377,447                  494,930
AURORA, N. LAKE                           9,531,721                11,591,629                  589,405
KRC ARLINGTON HEIGHT                      9,178,272                11,161,789                  567,544
ADDISON, IL                              13,128,480                15,966,028                  811,865
BLOOMINGTON                               4,802,207                 5,607,728                1,772,966
BELLEVILLE, WESTFIELD PLAZA               5,372,253                 5,372,253                  332,763
BRADLEY                                   2,001,687                 2,502,109                  278,168
KRC BRIDGEVIEW                              491,565                   491,565                    9,212
CALUMET CITY                              8,837,490                10,316,707                  648,558
CHICAGO, S. PULASKI RD.                   8,274,012                 9,888,331                  506,198
COUNTRYSIDE                               4,806,296                 4,806,296                  355,002
CARBONDALE                                  500,000                   500,000                   25,641
CHICAGO                                   3,749,959                 6,327,431                  285,292
CHICAGO                                   2,735,962                 2,735,962                  215,654
JOLIET                                      109,865                   109,865                        -
CHAMPAIGN, NEIL ST.                       1,334,787                 1,565,306                   60,960
ELSTON                                    5,692,211                 6,702,586                  352,398
S. CICERO                                 1,690,763                 1,690,763                  139,409
CRYSTAL LAKE, NW HWY                      1,145,746                 1,326,015                   62,344
KRC PETERSON AVE                         10,253,981                12,469,941                  634,077
DOWNERS PARK PLAZA                       10,346,044                12,856,499                  493,508
DOWNER GROVE                              5,906,963                 6,718,741                  342,000
ELGIN                                     3,567,396                 4,409,951                1,667,967
ELGIN, AIRPORT RD.                       12,624,998                15,353,645                  780,725
FOREST PARK                               2,335,884                 2,335,884                  194,439
FAIRVIEW HTS, BELLVILLE RD.              11,956,853                11,956,853                  734,983
GENEVA                                   12,917,712                13,418,134                  926,801
MATTERSON                                 6,313,904                 7,264,419                  444,302
MT. PROSPECT                              7,789,984                 8,807,329                  468,079
MUNDELIEN, S. LAKE                        5,826,129                 6,955,763                  359,800
NORRIDGE                                  2,918,315                 2,918,315                  237,194
NAPERVILLE                                4,464,998                 5,134,481                  312,630
NILES                                     2,352,040                 2,352,040                  196,420
OTTAWA                                    1,087,683                 1,225,458                  972,599
ORLAND PARK, S. HARLEM                    3,629,129                 4,106,101                  138,139
OAK LAWN                                  8,863,516                10,393,627                  656,769
OAKBROOK TERRACE                          8,679,108                10,206,296                  662,110
PEORIA                                    6,397,112                 6,397,112                  410,092
PLAZA AT ROCKFORD, IL                        83,158                    83,158                    4,976
SPRINGFIELD, MACARTHUR                      131,091                   131,091                    7,792
SKOKIE                                    6,655,315                 9,283,755                      468
KRC STREAMWOOD                            1,239,625                 1,421,587                   54,686
WOODGROVE FESTIVAL                       22,075,373                27,124,522                1,311,789
WAUKEGAN, BELVIDERE                       1,198,514                 1,402,286                   54,544



                                              TOTAL COST,                                      DATE OF
                                          NET OF ACCUMULATED                               CONSTRUCTION(C)
PROPERTIES                                   DEPRECIATION               ENCUMBRANCES        ACQUISITION(A)
                                          ------------------            ------------       ---------------
SOUTH EAST SARASOTA                            6,038,220                          -            1989(A)
SANFORD                                       13,554,619                          -            1989(A)
STUART                                         9,469,549                          -            1994(A)
SOUTH MIAMI                                    7,849,374                          -            1995(A)
TALLAHASSEE                                    2,431,659                          -            2000(C)
TAMPA                                         13,807,947                          -            1997(A)
VILLAGE COMMONS S.C.                          10,617,065                          -            1998(A)
WEST PALM BEACH                                2,940,297                          -            1995(A)
THE SHOPS AT WEST MELBOURNE                   10,426,975                          -            1998(A)
JONESBORO RD. &I-285                           1,722,163                          -            1988(A)
AUGUSTA                                        6,740,801                          -            1995(A)
MACON                                          2,098,644                          -            1969(C)
SAVANNAH                                       9,023,291                          -            1993(A)
SAVANNAH                                       3,090,320                          -            1995(A)
CLIVE                                          2,250,224                          -            1996(A)
SOUTHDALE SHOPPING CENTER                      9,064,374                  5,398,888            1999(A)
DES MOINES                                     2,787,850                          -            1996(A)
DUBUQUE                                        1,977,686                          -            1997(A)
WATERLOO                                       2,250,224                          -            1996(A)
ADDISON                                          764,918                          -            1968(C)
ALTON, BELTLINE HWY                            1,882,518                          -            1998(A)
AURORA, N. LAKE                               11,002,224                  6,944,267            1998(A)
KRC ARLINGTON HEIGHT                          10,594,245                          -            1998(A)
ADDISON, IL                                   15,154,163                          -            1998(A)
BLOOMINGTON                                    3,834,762                          -            1972(C)
BELLEVILLE, WESTFIELD PLAZA                    5,039,490                          -            1998(A)
BRADLEY                                        2,223,941                          -            1996(A)
KRC BRIDGEVIEW                                   482,353                          -            1998(A)
CALUMET CITY                                   9,668,149                          -            1997(A)
CHICAGO, S. PULASKI RD.                        9,382,133                          -            1998(A)
COUNTRYSIDE                                    4,451,294                          -            1997(A)
CARBONDALE                                       474,359                          -            1997(A)
CHICAGO                                        6,042,139                  9,515,125            1997(A)
CHICAGO                                        2,520,308                          -            1997(A)
JOLIET                                           109,865                          -            1997(A)
CHAMPAIGN, NEIL ST.                            1,504,346                          -            1998(A)
ELSTON                                         6,350,188                          -            1997(A)
S. CICERO                                      1,551,354                          -            1997(A)
CRYSTAL LAKE, NW HWY                           1,263,671                          -            1998(A)
KRC PETERSON AVE                              11,835,864                  7,875,815            1998(A)
DOWNERS PARK PLAZA                            12,362,991                          -            1999(A)
DOWNER GROVE                                   6,376,741                          -            1997(A)
ELGIN                                          2,741,984                          -            1972(C)
ELGIN, AIRPORT RD.                            14,572,920                          -            1998(A)
FOREST PARK                                    2,141,445                          -            1997(A)
FAIRVIEW HTS, BELLVILLE RD.                   11,221,870                          -            1998(A)
GENEVA                                        12,491,333                  9,797,450            1996(A)
MATTERSON                                      6,820,117                          -            1997(A)
MT. PROSPECT                                   8,339,250                          -            1997(A)
MUNDELIEN, S. LAKE                             6,595,963                          -            1998(A)
NORRIDGE                                       2,681,121                          -            1997(A)
NAPERVILLE                                     4,821,851                          -            1997(A)
NILES                                          2,155,620                          -            1997(A)
OTTAWA                                           252,859                          -            1970(C)
ORLAND PARK, S. HARLEM                         3,967,962                          -            1998(A)
OAK LAWN                                       9,736,858                          -            1997(A)
OAKBROOK TERRACE                               9,544,186                          -            1997(A)
PEORIA                                         5,987,019                          -            1997(A)
PLAZA AT ROCKFORD, IL                             78,182                          -            1998(A)
SPRINGFIELD, MACARTHUR                           123,299                          -            1998(A)
SKOKIE                                         9,283,287                          -            1997(A)
KRC STREAMWOOD                                 1,366,900                          -            1998(A)
WOODGROVE FESTIVAL                            25,812,733                          -            1998(A)
WAUKEGAN, BELVIDERE                            1,347,743                          -            1998(A)

                                              INITIAL COST
                                                            BUILDING AND                SUBSEQUENT
PROPERTIES                             LAND                  IMPROVEMENT              TO ACQUISITION              LAND
                                     ---------              ------------              --------------           ----------
PLAZA EAST                           1,236,149                4,944,597                  2,206,400              1,236,149
PLAZA WEST                             808,435                3,210,187                    617,809                808,435
FELBRAM                                 72,971                  302,579                    414,574                 72,971
GREENWOOD                              423,371                1,883,421                  1,363,732                423,371
GRIFFITH                                     -                2,495,820                    (19,188)                     -
INDIANAPOLIS                           447,600                3,607,193                  2,148,983                447,600
LAFAYETTE                              230,402                1,305,943                    156,924                230,402
LAFAYETTE                              812,810                3,252,269                    953,535                812,810
KIMCO LAFAYETTE MARKET PLACE         4,184,000               16,752,165                     10,374              4,184,000
MERRILLVILLE                                 -                1,965,694                     74,450                      -
KRC MISHAWAKA 895                      378,088                1,999,079                        642                378,730
SOUTH BEND, S. HIGH ST.                183,463                1,070,401                    196,858                183,463
OVERLAND PARK, MELCALF               1,183,911                6,335,308                    132,624              1,185,906
ROELAND PARK                                 -                5,120,323                  1,539,372                296,000
SHAWNEE, KANSAS                              -                  405,770                          -                      -
BELLEVUE                               405,217                1,743,573                    101,153                405,217
LEXINGTON                            1,675,031                6,848,209                  4,952,755              1,675,031
PADUCAH MALL, KY                             -                1,047,281                   (123,196)                     -
BATON ROUGE                          3,813,873               15,260,609                    595,817              3,813,873
KIMCO HOUMA 274, LLC                 1,980,000                7,945,784                          -              1,980,000
LAFAYETTE                            2,115,000                8,508,218                  8,270,174              3,678,274
GREAT BARRINGTON                       642,170                2,547,830                  7,192,859              1,427,963
LEOMINSTER                           3,732,508                6,754,092                 32,338,948              4,933,640
GAITHERSBURG                           244,890                6,787,534                    107,680                244,890
GLEN BURNIE                                  -                1,000,000                          -                      -
HAGERSTOWN                             541,389                2,165,555                  1,038,280                541,389
LAUREL                                 349,562                1,398,250                    812,715                349,562
LAUREL                                 274,580                1,100,968                          -                274,580
LARGO/LANDOVER                         982,266               27,223,105                          -                982,266
WHITE MARSH, COSTCO                  3,517,018               14,049,542                      6,913              3,517,018
CLAWSON                              1,624,771                6,578,142                  2,321,243              1,624,771
WHITE LAKE                           2,300,050                9,249,607                  1,104,416              2,300,050
FARMINGTON                           1,098,426                4,525,723                  1,972,156              1,098,426
FLINT                                  984,338                8,053,218                     74,795                984,338
LIVONIA                                178,785                  925,818                    630,242                178,785
MUSKEGON                               391,500                  958,500                    752,926                391,500
TAYLOR                               1,451,397                5,806,263                     59,406              1,451,397
WALKER                               3,682,478               14,730,060                  1,727,101              3,682,478
BRIDGETON                                    -                2,196,834                          -                      -
CREVE COEUR, WOODCREST               1,044,598                5,475,623                    588,262              1,046,371
CRYSTAL CITY, MI                             -                  234,378                          -                      -
CAPE GIRARDEAU                               -                2,242,469                          -                      -
HAZELWOOD, MO                                -                        -                    274,258                      -
INDEPENDENCE, NOLAND DR.             1,728,367                8,951,101                     27,912              1,731,300
JENNINGS                               257,782                1,031,128                  1,264,324                257,782
NORTH POINT SHOPPING CENTER          1,935,380                7,800,746                    112,922              1,935,380
KRIKWOOD                                     -                9,704,005                    213,563                      -
KANSAS CITY, STATE AVE.              1,692,301                8,763,689                      2,872              1,695,173
KANSAS CITY                            574,777                2,971,191                    221,335                574,777
LEMAY                                  125,879                  503,510                    187,384                125,879
GRAVOIS                              1,032,416                4,455,514                    902,961              1,032,416
SPRINGFIELD                          2,745,595               10,985,778                  3,936,995              2,904,022
KRC ST. CHARLES                              -                  550,204                          -                      -
ST. LOUIS, CHRISTY BLVD.               809,087                4,430,514                    859,185                809,087
OVERLAND                                     -                4,928,677                    138,127                      -
ST. LOUIS                                    -                5,756,736                    194,712                      -
ST. LOUIS                                    -                2,766,644                          -                      -
ST. PETERS                           1,182,194                7,423,459                     36,206              1,182,194
MAPLEWOOD                              604,803                4,619,578                    161,796                604,803
SPRINGFIELD,GLENSTONE AVE.                   -                  608,793                  1,075,342                      -
ST. CHARLES-UNDEVELOPED LAND           431,960                        -                    729,205                431,960
KANSAS CITY                            775,025                5,046,021                          -                775,025
CHARLOTTE                              919,251                3,570,981                  1,019,447                919,251
CHARLOTTE                            1,783,400                7,139,131                    113,883              1,783,400


                                        BUILDINGS AND                                       ACCUMULATED
PROPERTIES                              IMPROVEMENTS                 TOTAL                 DEPRECIATION
                                        -------------              ----------              ------------
PLAZA EAST                                7,150,997                 8,387,146                  758,989
PLAZA WEST                                3,827,996                 4,636,431                  380,704
FELBRAM                                     717,153                   790,124                  451,545
GREENWOOD                                 3,247,153                 3,670,524                1,522,773
GRIFFITH                                  2,476,632                 2,476,632                  191,002
INDIANAPOLIS                              5,756,176                 6,203,776                3,029,395
LAFAYETTE                                 1,462,867                 1,693,269                  990,521
LAFAYETTE                                 4,205,804                 5,018,614                  373,177
KIMCO LAFAYETTE MARKET PLACE             16,762,538                20,946,538                1,071,610
MERRILLVILLE                              2,040,144                 2,040,144                  171,086
KRC MISHAWAKA 895                         1,999,079                 2,377,809                  122,977
SOUTH BEND, S. HIGH ST.                   1,267,259                 1,450,722                   52,597
OVERLAND PARK, MELCALF                    6,465,937                 7,651,843                  348,375
ROELAND PARK                              6,363,695                 6,659,695                  473,196
SHAWNEE, KANSAS                             405,770                   405,770                   23,755
BELLEVUE                                  1,844,726                 2,249,943                1,478,628
LEXINGTON                                11,800,964                13,475,995                1,920,961
PADUCAH MALL, KY                            924,085                   924,085                   72,646
BATON ROUGE                              15,856,426                19,670,298                1,207,240
KIMCO HOUMA 274, LLC                      7,945,784                 9,925,784                  237,518
LAFAYETTE                                15,215,118                18,893,392                  964,875
GREAT BARRINGTON                          8,954,896                10,382,859                  821,001
LEOMINSTER                               37,891,908                42,825,548               11,598,374
GAITHERSBURG                              6,895,214                 7,140,104                  176,800
GLEN BURNIE                               1,000,000                 1,000,000                        -
HAGERSTOWN                                3,203,835                 3,745,224                1,684,026
LAUREL                                    2,210,965                 2,560,527                  424,484
LAUREL                                    1,100,968                 1,375,548                  754,501
LARGO/LANDOVER                           27,223,105                28,205,372                  698,028
WHITE MARSH, COSTCO                      14,056,455                17,573,473                  893,256
CLAWSON                                   8,899,385                10,524,156                1,381,309
WHITE LAKE                               10,354,023                12,654,073                1,108,617
FARMINGTON                                6,497,879                 7,596,305                  966,874
FLINT                                     8,139,928                 9,124,266                2,691,357
LIVONIA                                   1,556,060                 1,734,845                  521,154
MUSKEGON                                  1,711,426                 2,102,926                1,100,960
TAYLOR                                    5,865,669                 7,317,066                1,070,025
WALKER                                   16,457,161                20,139,639                2,720,317
BRIDGETON                                 2,196,834                 2,196,834                  183,100
CREVE COEUR, WOODCREST                    6,062,112                 7,108,483                  352,365
CRYSTAL CITY, MI                            234,378                   234,378                   13,082
CAPE GIRARDEAU                            2,242,469                 2,242,469                  175,034
HAZELWOOD, MO                               274,258                   274,258                    6,182
INDEPENDENCE, NOLAND DR.                  8,976,080                10,707,380                  552,558
JENNINGS                                  2,295,452                 2,553,234                  280,968
NORTH POINT SHOPPING CENTER               7,913,668                 9,849,048                  414,139
KRIKWOOD                                  9,917,568                 9,917,568                  600,898
KANSAS CITY, STATE AVE.                   8,763,689                10,458,862                  540,996
KANSAS CITY                               3,192,526                 3,767,303                  242,178
LEMAY                                       690,894                   816,773                  437,295
GRAVOIS                                   5,358,475                 6,390,891                3,627,617
SPRINGFIELD                              14,764,346                17,668,368                1,906,104
KRC ST. CHARLES                             550,204                   550,204                   28,216
ST. LOUIS, CHRISTY BLVD.                  5,289,699                 6,098,786                  174,505
OVERLAND                                  5,066,804                 5,066,804                  427,413
ST. LOUIS                                 5,951,448                 5,951,448                  500,031
ST. LOUIS                                 2,766,644                 2,766,644                  223,912
ST. PETERS                                7,459,665                 8,641,859                  567,544
MAPLEWOOD                                 4,781,374                 5,386,177                  341,322
SPRINGFIELD,GLENSTONE AVE.                1,684,135                 1,684,135                   38,232
ST. CHARLES-UNDEVELOPED LAND                729,205                 1,161,165                        -
KANSAS CITY                               5,046,021                 5,821,046                  382,913
CHARLOTTE                                 4,590,428                 5,509,679                  599,417
CHARLOTTE                                 7,253,014                 9,036,414                1,343,217



                                              TOTAL COST,                                      DATE OF
                                          NET OF ACCUMULATED                               CONSTRUCTION(C)
PROPERTIES                                   DEPRECIATION               ENCUMBRANCES        ACQUISITION(A)
                                          ------------------            ------------       ---------------
PLAZA EAST                                     7,628,157                          -            1995(A)
PLAZA WEST                                     4,255,726                          -            1995(A)
FELBRAM                                          338,579                          -            1970(C)
GREENWOOD                                      2,147,751                          -            1970(C)
GRIFFITH                                       2,285,630                          -            1997(A)
INDIANAPOLIS                                   3,174,380                          -            1986(A)
LAFAYETTE                                        702,748                          -            1971(C)
LAFAYETTE                                      4,645,437                          -            1997(A)
KIMCO LAFAYETTE MARKET PLACE                  19,874,929                          -            1998(A)
MERRILLVILLE                                   1,869,058                          -            1997(A)
KRC MISHAWAKA 895                              2,254,832                          -            1998(A)
SOUTH BEND, S. HIGH ST.                        1,398,124                          -            1998(A)
OVERLAND PARK, MELCALF                         7,303,467                          -            1998(A)
ROELAND PARK                                   6,186,499                          -            1997(A)
SHAWNEE, KANSAS                                  382,015                          -            1997(A)
BELLEVUE                                         771,315                          -            1976(A)
LEXINGTON                                     11,555,034                          -            1993(A)
PADUCAH MALL, KY                                 851,439                          -            1998(A)
BATON ROUGE                                   18,463,059                          -            1997(A)
KIMCO HOUMA 274, LLC                           9,688,266                          -            1999(A)
LAFAYETTE                                     17,928,517                          -            1997(A)
GREAT BARRINGTON                               9,561,858                          -            1994(A)
LEOMINSTER                                    31,227,174                          -            1975(A)
GAITHERSBURG                                   6,963,304                          -            1999(A)
GLEN BURNIE                                    1,000,000                          -            2000(A)
HAGERSTOWN                                     2,061,198                          -            1973(C)
LAUREL                                         2,136,043                          -            1995(A)
LAUREL                                           621,047                          -            1972(C)
LARGO/LANDOVER                                27,507,343                          -            1999(A)
WHITE MARSH, COSTCO                           16,680,217                          -            1998(A)
CLAWSON                                        9,142,847                          -            1993(A)
WHITE LAKE                                    11,545,456                          -            1996(A)
FARMINGTON                                     6,629,431                          -            1993(A)
FLINT                                          6,432,909                          -            2000(A)
LIVONIA                                        1,213,691                          -            1968(C)
MUSKEGON                                       1,001,966                          -            1985(A)
TAYLOR                                         6,247,041                          -            1993(A)
WALKER                                        17,419,322                          -            1993(A)
BRIDGETON                                      2,013,734                          -            1997(A)
CREVE COEUR, WOODCREST                         6,756,118                          -            1998(A)
CRYSTAL CITY, MI                                 221,296                          -            1997(A)
CAPE GIRARDEAU                                 2,067,435                          -            1997(A)
HAZELWOOD, MO                                    268,076                          -            1971(C)
INDEPENDENCE, NOLAND DR.                      10,154,823                          -            1998(A)
JENNINGS                                       2,272,266                          -            1971(C)
NORTH POINT SHOPPING CENTER                    9,434,909                  7,320,781            1998(A)
KRIKWOOD                                       9,316,670                          -            1998(A)
KANSAS CITY, STATE AVE.                        9,917,866                          -            1998(A)
KANSAS CITY                                    3,525,126                          -            1997(A)
LEMAY                                            379,478                          -            1974(C)
GRAVOIS                                        2,763,274                          -            1972(C)
SPRINGFIELD                                   15,762,264                          -            1994(A)
KRC ST. CHARLES                                  521,988                          -            1998(A)
ST. LOUIS, CHRISTY BLVD.                       5,924,281                          -            1998(A)
OVERLAND                                       4,639,391                          -            1997(A)
ST. LOUIS                                      5,451,417                          -            1997(A)
ST. LOUIS                                      2,542,732                          -            1997(A)
ST. PETERS                                     8,074,315                          -            1997(A)
MAPLEWOOD                                      5,044,856                          -            1997(A)
SPRINGFIELD,GLENSTONE AVE.                     1,645,903                          -            1998(A)
ST. CHARLES-UNDEVELOPED LAND                   1,161,165                          -            1998(A)
KANSAS CITY                                    5,438,133                          -            1997(A)
CHARLOTTE                                      4,910,263                          -            1995(A)
CHARLOTTE                                      7,693,197                          -            1993(A)

                                              INITIAL COST
                                                            BUILDING AND                SUBSEQUENT
PROPERTIES                             LAND                  IMPROVEMENT              TO ACQUISITION              LAND
                                     ---------              ------------              --------------           ----------
TYVOLA RD.                                   -                4,736,345                  1,694,784                      -
KIMCO CARY 696, INC.                 2,180,000                8,756,865                    383,993              2,256,799
DURHAM                               1,882,800                7,551,576                    951,059              1,882,800
LANDMARK STATION S.C.                1,200,000                4,808,785                          -              1,200,000
GASTONIA                             2,467,696                9,870,785                    510,596              2,467,696
RALEIGH                              5,208,885               20,885,792                  1,831,490              5,208,885
WINSTON-SALEM                          540,667                  719,655                  3,784,485                540,667
ROCKINGHAM                           2,660,915               10,643,660                  9,997,780              2,660,915
BRIDEWATER NJ                       14,306,306               27,571,970                  8,616,320             14,306,306
CHERRY HILL                          2,417,583                6,364,094                  1,025,738              2,417,583
MARLTON PIKE                                 -                4,318,534                          -                      -
CINNAMINSON                            652,123                2,608,491                  1,338,867                652,123
FRANKLIN TOWNE CENTER                4,903,113               19,608,193                     31,592              4,903,113
NORTH BRUNSWICK                      3,204,978               12,819,912                 12,612,160              3,204,978
PISCATAWAY TOWN CENTER               3,851,839               15,410,851                     27,827              3,851,839
RIDGEWOOD                              450,000                2,106,566                     91,802                450,000
WESTMONT                               601,655                2,404,604                  9,437,090                601,655
SYCAMORE PLAZA                       1,404,443                5,613,270                        500              1,404,443
PLAZA PASEO DEL-NORTE                4,653,197               18,633,584                    196,851              4,653,197
JUAN TABO, ALBUQUERQUE               1,141,200                4,566,817                    147,904              1,141,200
BRIDGEHAMPTON                        1,811,752                3,107,232                 22,064,863              1,811,752
CARLE PLACE                          1,183,290                4,903,642                 10,473,808              1,314,540
KING KULLEN PLAZA                    5,968,082               23,243,404                     29,555              5,968,082
HAMPTON BAYS                         1,495,105                5,979,320                     80,495              1,495,105
HENRIETTA                            1,075,358                6,635,486                     54,713              1,075,358
IRONDEQUOIT                            213,617                  546,101                  1,004,064                213,617
MANHASSET VENTURE LLC                4,567,003               19,165,808                  1,118,473              4,567,003
NANUET                                 798,932                2,361,900                  1,473,214                798,932
PLAINVIEW                              263,693                  584,031                  9,611,746                263,693
POUGHKEEPSIE                           876,548                4,695,659                  9,892,087                876,548
SYOSSET, NY                            106,655                   76,197                    205,544                      -
STATEN ISLAND                        2,280,000                9,027,951                  4,248,102              2,280,000
STATEN ISLAND                        2,940,000               11,811,964                    166,917              2,940,000
WEST GATES                           1,784,718                9,721,970                    153,649              1,784,718
YONKERS                                871,977                3,487,909                          -                871,977
AKRON WATERLOO                         437,277                1,912,222                  1,918,038                437,277
WEST MARKET ST.                        560,255                3,909,430                    168,875                560,255
ROMIG ROAD                             855,713                5,472,635                          -                855,713
AKRON, OH                                    -                2,491,079                          -                      -
BARBERTON                              505,590                1,948,135                  1,462,530                505,590
BRUNSWICK                              771,765                6,058,560                    333,433                771,765
BEAVERCREEK                            635,228                3,024,722                  2,604,781                635,228
MEMPHIS AVE                            696,495                4,048,722                          -                696,495
NORTHFIELD ROAD                              -                2,997,232                          -                      -
CANTON HILLS                           500,980                2,020,274                  1,114,224                500,980
CANTON                                 792,985                1,459,031                  4,609,719                792,985
CAMBRIDGE                                    -                1,848,195                    832,182                473,060
MORSE RD.                              835,386                2,097,600                  2,587,666                835,386
HAMILTON RD.                           856,178                2,195,520                  3,559,083                856,178
OLENTANGY RIVER RD.                    764,517                1,833,600                  2,197,502                764,517
W. BROAD ST.                           982,464                3,929,856                  3,101,136                982,464
RIDGE ROAD                           1,285,213                4,712,358                  1,291,828              1,285,213
GLENWAY AVE                            530,243                3,788,189                    487,354                530,243
SPRINGDALE                           3,205,653               14,619,732                  4,717,730              3,205,653
EVERHARD RD                            633,046                3,729,612                          -                633,046
SOUTH HIGH ST.                         602,421                2,737,004                          -                602,421
CANTON, OH                                   -                2,708,276                          -                      -
HIGHLAND RIDGE PLAZA                 1,540,000                6,178,398                     97,720              1,540,000
SHILOH SPRING RD.                            -                1,735,836                  2,379,021                      -
OAKCREEK                             1,245,870                4,339,637                  4,015,052              1,245,870
SALEM AVE.                             665,314                  347,818                  5,329,978                665,314
ELYRIA                                 781,728                3,126,912                     52,741                781,728
KETTERING                            1,190,496                4,761,984                    635,571              1,190,496
KENT, OH                                 6,254                3,028,914                          -                  6,254


                                        BUILDINGS AND                                       ACCUMULATED
PROPERTIES                              IMPROVEMENTS                 TOTAL                 DEPRECIATION
                                        -------------              ----------              ------------
TYVOLA RD.                                6,431,129                 6,431,129                3,551,039
KIMCO CARY 696, INC.                      9,064,059                11,320,858                  598,291
DURHAM                                    8,502,635                10,385,435                  945,906
LANDMARK STATION S.C.                     4,808,785                 6,008,785                  153,846
GASTONIA                                 10,381,381                12,849,077                2,891,364
RALEIGH                                  22,717,282                27,926,167                3,467,773
WINSTON-SALEM                             4,504,140                 5,044,807                1,395,894
ROCKINGHAM                               20,641,440                23,302,355                2,376,955
BRIDEWATER NJ                            36,188,290                50,494,596                1,893,509
CHERRY HILL                               7,389,832                 9,807,415                3,257,794
MARLTON PIKE                              4,318,534                 4,318,534                  479,837
CINNAMINSON                               3,947,358                 4,599,481                  147,616
FRANKLIN TOWNE CENTER                    19,639,785                24,542,898                1,258,167
NORTH BRUNSWICK                          25,432,072                28,637,050                3,059,452
PISCATAWAY TOWN CENTER                   15,438,678                19,290,517                  988,295
RIDGEWOOD                                 2,198,368                 2,648,368                  380,989
WESTMONT                                 11,841,694                12,443,349                  980,897
SYCAMORE PLAZA                            5,613,770                 7,018,213                  361,175
PLAZA PASEO DEL-NORTE                    18,830,435                23,483,632                1,187,879
JUAN TABO, ALBUQUERQUE                    4,714,721                 5,855,921                  282,861
BRIDGEHAMPTON                            25,172,095                26,983,847                6,875,754
CARLE PLACE                              15,246,200                16,560,740                1,342,121
KING KULLEN PLAZA                        23,272,959                29,241,041                1,547,850
HAMPTON BAYS                              6,059,815                 7,554,920                2,130,130
HENRIETTA                                 6,690,199                 7,765,557                1,529,065
IRONDEQUOIT                               1,550,165                 1,763,782                  376,224
MANHASSET VENTURE LLC                    20,284,281                24,851,284                  500,100
NANUET                                    3,835,114                 4,634,046                1,654,309
PLAINVIEW                                10,195,777                10,459,470                2,216,622
POUGHKEEPSIE                             14,587,746                15,464,294                3,656,031
SYOSSET, NY                                 281,741                   281,741                  114,542
STATEN ISLAND                            13,276,053                15,556,053                3,939,435
STATEN ISLAND                            11,978,881                14,918,881                  910,291
WEST GATES                                9,875,619                11,660,337                1,769,997
YONKERS                                   3,487,909                 4,359,886                  482,565
AKRON WATERLOO                            3,830,260                 4,267,537                1,549,656
WEST MARKET ST.                           4,078,305                 4,638,560                1,509,362
ROMIG ROAD                                5,472,635                 6,328,348                1,897,394
AKRON, OH                                 2,491,079                 2,491,079                  690,987
BARBERTON                                 3,410,665                 3,916,255                1,526,340
BRUNSWICK                                 6,391,993                 7,163,758                4,789,417
BEAVERCREEK                               5,629,503                 6,264,731                2,882,280
MEMPHIS AVE                               4,048,722                 4,745,218                1,479,754
NORTHFIELD ROAD                           2,997,232                 2,997,232                  699,276
CANTON HILLS                              3,134,498                 3,635,478                  404,233
CANTON                                    6,068,750                 6,861,735                2,676,066
CAMBRIDGE                                 2,207,317                 2,680,377                1,404,784
MORSE RD.                                 4,685,266                 5,520,652                1,605,749
HAMILTON RD.                              5,754,603                 6,610,781                1,835,962
OLENTANGY RIVER RD.                       4,031,102                 4,795,619                1,716,112
W. BROAD ST.                              7,030,992                 8,013,456                2,105,092
RIDGE ROAD                                6,004,186                 7,289,399                1,352,642
GLENWAY AVE                               4,275,543                 4,805,786                1,478,793
SPRINGDALE                               19,337,462                22,543,115                4,855,097
EVERHARD RD                               3,729,612                 4,362,658                1,249,622
SOUTH HIGH ST.                            2,737,004                 3,339,425                1,222,608
CANTON, OH                                2,708,380                 2,708,380                  959,214
HIGHLAND RIDGE PLAZA                      6,276,117                 7,816,117                  171,589
SHILOH SPRING RD.                         4,114,857                 4,114,857                2,751,921
OAKCREEK                                  8,354,689                 9,600,559                3,291,216
SALEM AVE.                                5,677,796                 6,343,110                1,560,115
ELYRIA                                    3,179,653                 3,961,381                1,216,315
KETTERING                                 5,397,555                 6,588,051                1,930,286
KENT, OH                                  3,028,914                 3,035,168                  792,146



                                              TOTAL COST,                                      DATE OF
                                          NET OF ACCUMULATED                               CONSTRUCTION(C)
PROPERTIES                                   DEPRECIATION               ENCUMBRANCES        ACQUISITION(A)
                                          ------------------            ------------       ---------------
TYVOLA RD.                                     2,880,090                          -            1986(A)
KIMCO CARY 696, INC.                          10,722,567                          -            1998(A)
DURHAM                                         9,439,529                          -            1996(A)
LANDMARK STATION S.C.                          5,854,939                          -            1999(A)
GASTONIA                                       9,957,714                          -            1989(A)
RALEIGH                                       24,458,394                          -            1993(A)
WINSTON-SALEM                                  3,648,913                          -            1969(C)
ROCKINGHAM                                    20,925,400                          -            1994(A)
BRIDEWATER NJ                                 48,601,088                          -            1998(C)
CHERRY HILL                                    6,549,621                  4,425,000            1985(C)
MARLTON PIKE                                   3,838,697                          -            1996(A)
CINNAMINSON                                    4,451,865                          -            1996(A)
FRANKLIN TOWNE CENTER                         23,284,731                 12,561,333            1998(A)
NORTH BRUNSWICK                               25,577,598                          -            1994(A)
PISCATAWAY TOWN CENTER                        18,302,222                          -            1998(A)
RIDGEWOOD                                      2,267,379                          -            1993(A)
WESTMONT                                      11,462,452                          -            1994(A)
SYCAMORE PLAZA                                 6,657,038                  1,784,668            1998(A)
PLAZA PASEO DEL-NORTE                         22,295,753                  7,634,715            1998(A)
JUAN TABO, ALBUQUERQUE                         5,573,060                          -            1998(A)
BRIDGEHAMPTON                                 20,108,093                          -            1972(C)
CARLE PLACE                                   15,218,619                          -            1993(A)
KING KULLEN PLAZA                             27,693,191                          -            1998(A)
HAMPTON BAYS                                   5,424,790                          -            1989(A)
HENRIETTA                                      6,236,492                          -            1993(A)
IRONDEQUOIT                                    1,387,558                          -            1993(A)
MANHASSET VENTURE LLC                         24,351,184                          -            1999(A)
NANUET                                         2,979,737                          -            1984(A)
PLAINVIEW                                      8,242,849                          -            1969(C)
POUGHKEEPSIE                                  11,808,263                          -            1972(C)
SYOSSET, NY                                      167,199                          -            1990(C)
STATEN ISLAND                                 11,616,618                  4,606,199            1989(A)
STATEN ISLAND                                 14,008,590                  4,655,774            1997(A)
WEST GATES                                     9,890,340                          -            1993(A)
YONKERS                                        3,877,321                          -            1998(A)
AKRON WATERLOO                                 2,717,881                          -            1975(C)
WEST MARKET ST.                                3,129,198                          -            1999(A)
ROMIG ROAD                                     4,430,954                          -            1999(A)
AKRON, OH                                      1,800,092                          -            1999(A)
BARBERTON                                      2,389,915                          -            1972(C)
BRUNSWICK                                      2,374,341                          -            1975(C)
BEAVERCREEK                                    3,382,451                          -            1986(A)
MEMPHIS AVE                                    3,265,464                          -            1999(A)
NORTHFIELD ROAD                                2,297,955                          -            1999(A)
CANTON HILLS                                   3,231,245                          -            1993(A)
CANTON                                         4,185,669                          -            1972(C)
CAMBRIDGE                                      1,275,593                          -            1973(C)
MORSE RD.                                      3,914,903                          -            1988(A)
HAMILTON RD.                                   4,774,820                          -            1988(A)
OLENTANGY RIVER RD.                            3,079,507                          -            1988(A)
W. BROAD ST.                                   5,908,364                          -            1988(A)
RIDGE ROAD                                     5,936,757                          -            1992(A)
GLENWAY AVE                                    3,326,993                          -            1999(A)
SPRINGDALE                                    17,688,019                          -            1992(A)
EVERHARD RD                                    3,113,036                          -            1999(A)
SOUTH HIGH ST.                                 2,116,817                          -            1999(A)
CANTON, OH                                     1,749,166                          -            1999(A)
HIGHLAND RIDGE PLAZA                           7,644,528                          -            1999(A)
SHILOH SPRING RD.                              1,362,936                          -            1969(C)
OAKCREEK                                       6,309,343                  4,605,000            1984(A)
SALEM AVE.                                     4,782,995                          -            1988(A)
ELYRIA                                         2,745,066                          -            1988(A)
KETTERING                                      4,657,765                          -            1988(A)
KENT, OH                                       2,243,022                          -            1999(A)

                                              INITIAL COST
                                                            BUILDING AND                SUBSEQUENT
PROPERTIES                             LAND                  IMPROVEMENT              TO ACQUISITION              LAND
                                     ---------              ------------              --------------           ----------
KENT                                 2,261,530                        -                          -              2,261,530
LIMA                                   695,121                3,080,479                    638,731                695,121
MENTOR                                 503,981                2,455,926                    560,593                503,981
MIDDLEBURG HEIGHTS                     639,542                3,783,096                          -                639,542
MENTOR ERIE CMNS.                    2,234,474                9,648,000                  4,394,909              2,234,474
MALLWOODS CENTER                     1,975,561                        -                  3,667,221              1,975,561
NORTH OLMSTED                          626,818                3,712,045                          -                626,818
SPRINGBORO PIKE                      1,854,527                2,572,518                  2,530,678              1,854,527
SPRINGFIELD                            842,976                3,371,904                  1,473,238                842,976
UPPER ARLINGTON                        504,256                2,198,476                  7,381,044              1,255,544
WHITEHALL                              432,652                  770,159                    205,323                432,652
WICKLIFFE                              610,991                2,471,965                  1,269,488                610,991
CHARDON ROAD                           481,167                5,947,751                          -                481,167
WESTERVILLE                          1,050,431                4,201,616                  7,509,789              1,050,431
EDMOND                                 477,036                3,591,493                          -                477,036
MIDWEST CITY                         1,435,506                7,370,459                      2,424              1,437,930
CENNTENIAL PLAZA                     4,650,634               18,604,307                     53,997              4,650,634
SOUTH SHIELDS, OKLAHOMA                      -                  457,015                          -                      -
TULSA                                  500,950                2,002,508                          -                500,950
TULSA                                        -                        -                    131,399                      -
CHIPPEWA                             2,881,525               11,526,101                          -              2,881,525
CARNEGIE                                     -                3,298,908                     17,747                      -
CENTER SQUARE                          731,888                2,927,551                          -                731,888
WEST MIFFLIN                           475,815                1,903,231                    700,469                475,815
EAST STROUDSBURG                     1,050,000                2,372,628                    968,507              1,050,000
EXTON                                  176,666                4,895,360                          -                176,666
EXTON                                  731,888                2,927,551                          -                731,888
EASTWICK                               889,001                2,762,888                  2,386,166                889,001
FEASTERVILLE                           520,521                2,082,083                     29,197                520,521
GETTYSBURG                              74,626                  671,630                    101,519                 74,626
SIMPSON FERRY                          658,346                6,908,711                    193,328                658,346
HAVERTOWN                              731,888                2,927,551                          -                731,888
OLMSTED                                167,337                2,815,856                  1,061,456                167,337
MIDDLETOWN                             207,283                1,174,603                    447,331                207,283
NORRISTOWN                             686,134                2,664,535                  3,255,327                774,084
NEW KENSINGTON                         521,945                2,548,322                    725,212                521,945
PENN HILLS                                   -                1,737,289                          -                      -
PHILADELPHIA                           731,888                2,927,551                          -                731,888
GALLERY, PHILADELPHIA PA                     -                        -                    258,931                      -
RICHBORO                               788,761                3,155,044                 10,757,553                976,439
SPRINGFIELD                            919,998                4,981,589                  2,524,720                919,998
UPPER ALLEN                            445,743                1,782,972                    196,055                445,743
UPPER DARBY                            231,821                  927,286                  3,049,951                285,828
WEST MIFFLIN HILLS                     636,366                3,199,729                  6,983,473                636,366
WEST MIFFLIN                         1,468,341                        -                          -              1,468,341
WHITEHALL                                    -                5,195,577                      9,231                      -
EASTERN BLVD.                          412,016                1,876,962                    169,942                412,016
E. PROSPECT ST.                        604,826                2,755,314                    272,790                604,826
W. MARKET ST.                          188,562                1,158,307                          -                188,562
MARSHALL PLAZA, CRANSTON RI          1,886,600                7,575,302                    175,885              1,886,600
AIKEN                                  183,901                1,087,979                     43,200                183,901
CHARLESTON                             730,164                3,132,092                  4,404,712                730,164
CHARLESTON                           1,744,430                6,986,094                  2,356,795              1,744,430
FLORENCE                             1,465,661                6,011,013                     35,458              1,465,661
GREENVILLE                           2,209,812                8,850,864                     53,428              2,209,812
NORTH CHARLESTON                       744,093                2,974,990                      9,000                744,093
N. CHARLESTON                        2,965,748               11,895,294                    107,187              2,965,748
MADISON                                      -                4,133,904                  2,442,947                      -
TROLLEY STATION                      3,303,682               13,218,740                          -              3,303,682
MARKET PLACE AT RIVERGATE            2,574,635               10,339,449                    367,533              2,574,635
RIVERGATE, TN                        3,038,561               12,157,408                    170,454              3,038,561
CENTER OF THE HILLS, TX              2,923,585               11,706,145                    243,710              2,923,585
ARLINGTON                              500,414                2,001,656                          -                500,414
ARLINGTON                            3,160,203                2,285,377                          -              3,160,203


                                        BUILDINGS AND                                       ACCUMULATED
PROPERTIES                              IMPROVEMENTS                 TOTAL                 DEPRECIATION
                                        -------------              ----------              ------------
KENT                                            -                 2,261,530                        -
LIMA                                      3,719,210                 4,414,331                  511,817
MENTOR                                    3,016,519                 3,520,500                1,245,626
MIDDLEBURG HEIGHTS                        3,783,096                 4,422,637                1,303,951
MENTOR ERIE CMNS.                        14,042,909                16,277,383                3,604,551
MALLWOODS CENTER                          3,667,221                 5,642,781                        -
NORTH OLMSTED                             3,712,045                 4,338,862                1,249,060
SPRINGBORO PIKE                           5,103,196                 6,957,723                2,476,975
SPRINGFIELD                               4,845,142                 5,688,118                1,334,718
UPPER ARLINGTON                           8,828,232                10,083,776                4,091,434
WHITEHALL                                   975,482                 1,408,134                  813,901
WICKLIFFE                                 3,741,453                 4,352,444                  460,990
CHARDON ROAD                              5,947,751                 6,428,918                1,571,292
WESTERVILLE                              11,711,405                12,761,836                2,571,798
EDMOND                                    3,591,493                 4,068,529                  265,877
MIDWEST CITY                              7,370,459                 8,808,389                  470,734
CENNTENIAL PLAZA                         18,658,304                23,308,938                1,195,751
SOUTH SHIELDS, OKLAHOMA                     457,015                   457,015                   26,962
TULSA                                     2,002,508                 2,503,458                  252,638
TULSA                                       131,399                   131,399                    7,953
CHIPPEWA                                 11,526,101                14,407,626                  270,913
CARNEGIE                                  3,316,655                 3,316,655                   85,042
CENTER SQUARE                             2,927,551                 3,659,439                  325,284
WEST MIFFLIN                              2,603,700                 3,079,515                  404,550
EAST STROUDSBURG                          3,341,135                 4,391,135                1,859,459
EXTON                                     4,895,360                 5,072,026                  125,522
EXTON                                     2,927,551                 3,659,439                  325,284
EASTWICK                                  5,149,054                 6,038,055                  149,683
FEASTERVILLE                              2,111,280                 2,631,801                  215,045
GETTYSBURG                                  773,149                   847,775                  583,810
SIMPSON FERRY                             7,102,039                 7,760,384                2,156,009
HAVERTOWN                                 2,927,551                 3,659,439                  325,284
OLMSTED                                   3,877,312                 4,044,649                2,805,130
MIDDLETOWN                                1,621,934                 1,829,217                  932,287
NORRISTOWN                                5,831,912                 6,605,996                2,987,441
NEW KENSINGTON                            3,273,534                 3,795,479                2,318,007
PENN HILLS                                1,737,289                 1,737,289                1,282,282
PHILADELPHIA                              2,927,551                 3,659,439                  325,284
GALLERY, PHILADELPHIA PA                    258,931                   258,931                    2,692
RICHBORO                                 13,724,919                14,701,358                3,570,401
SPRINGFIELD                               7,506,309                 8,426,307                4,483,244
UPPER ALLEN                               1,979,027                 2,424,770                1,428,892
UPPER DARBY                               3,923,230                 4,209,058                  144,948
WEST MIFFLIN HILLS                       10,183,202                10,819,568                4,229,692
WEST MIFFLIN                                      -                 1,468,341                        -
WHITEHALL                                 5,204,808                 5,204,808                  577,287
EASTERN BLVD.                             2,046,904                 2,458,920                1,462,817
E. PROSPECT ST.                           3,028,104                 3,632,930                2,187,731
W. MARKET ST.                             1,158,307                 1,346,869                  889,026
MARSHALL PLAZA, CRANSTON RI               7,751,187                 9,637,787                  549,866
AIKEN                                     1,131,179                 1,315,080                  405,620
CHARLESTON                                7,536,804                 8,266,968                1,764,942
CHARLESTON                                9,342,889                11,087,319                1,081,963
FLORENCE                                  6,046,471                 7,512,132                  505,302
GREENVILLE                                8,904,292                11,114,104                  666,412
NORTH CHARLESTON                          2,983,990                 3,728,083                   31,750
N. CHARLESTON                            12,002,481                14,968,229                  763,872
MADISON                                   6,576,851                 6,576,851                3,624,661
TROLLEY STATION                          13,218,740                16,522,422                  762,399
MARKET PLACE AT RIVERGATE                10,706,982                13,281,617                  639,205
RIVERGATE, TN                            12,327,862                15,366,423                  756,619
CENTER OF THE HILLS, TX                  11,949,855                14,873,440                  725,909
ARLINGTON                                 2,001,656                 2,502,070                  252,343
ARLINGTON                                 2,285,377                 5,445,580                  184,276



                                              TOTAL COST,                                      DATE OF
                                          NET OF ACCUMULATED                               CONSTRUCTION(C)
PROPERTIES                                   DEPRECIATION               ENCUMBRANCES        ACQUISITION(A)
                                          ------------------            ------------       ---------------
KENT                                           2,261,530                          -            1995(A)
LIMA                                           3,902,515                          -            1995(A)
MENTOR                                         2,274,874                          -            1987(A)
MIDDLEBURG HEIGHTS                             3,118,687                          -            1999(A)
MENTOR ERIE CMNS.                             12,672,832                          -            1988(A)
MALLWOODS CENTER                               5,642,781                          -            1999(C)
NORTH OLMSTED                                  3,089,803                          -            1999(A)
SPRINGBORO PIKE                                4,480,748                          -            1985(C)
SPRINGFIELD                                    4,353,400                          -            1988(A)
UPPER ARLINGTON                                5,992,342                          -            1969(C)
WHITEHALL                                        594,233                          -            1967(C)
WICKLIFFE                                      3,891,454                          -            1995(A)
CHARDON ROAD                                   4,857,626                          -            1999(A)
WESTERVILLE                                   10,190,038                          -            1988(A)
EDMOND                                         3,802,652                  9,764,473            1997(A)
MIDWEST CITY                                   8,337,655                  9,977,634            1998(A)
CENNTENIAL PLAZA                              22,113,187                 10,449,421            1998(A)
SOUTH SHIELDS, OKLAHOMA                          430,053                          -            1997(A)
TULSA                                          2,250,820                          -            1996(A)
TULSA                                            123,446                          -            1997(A)
CHIPPEWA                                      14,136,714                 12,971,379            2000(A)
CARNEGIE                                       3,231,613                          -            1999(A)
CENTER SQUARE                                  3,334,155                          -            1996(A)
WEST MIFFLIN                                   2,674,965                          -            1993(A)
EAST STROUDSBURG                               2,531,676                          -            1973(C)
EXTON                                          4,946,504                          -            1999(A)
EXTON                                          3,334,155                          -            1996(A)
EASTWICK                                       5,888,372                  4,921,026            1997(A)
FEASTERVILLE                                   2,416,756                          -            1996(A)
GETTYSBURG                                       263,965                          -            1986(A)
SIMPSON FERRY                                  5,604,375                          -            2000(A)
HAVERTOWN                                      3,334,155                          -            1996(A)
OLMSTED                                        1,239,518                          -            1973(C)
MIDDLETOWN                                       896,930                          -            1986(A)
NORRISTOWN                                     3,618,555                          -            1984(A)
NEW KENSINGTON                                 1,477,472                          -            1986(A)
PENN HILLS                                       455,007                          -            1986(A)
PHILADELPHIA                                   3,334,155                          -            1996(A)
GALLERY, PHILADELPHIA PA                         256,239                          -            1996(A)
RICHBORO                                      11,130,957                          -            1986(A)
SPRINGFIELD                                    3,943,063                  3,080,000            1983(A)
UPPER ALLEN                                      995,878                          -            1986(A)
UPPER DARBY                                    4,064,110                  3,866,520            1996(A)
WEST MIFFLIN HILLS                             6,589,876                          -            1973(C)
WEST MIFFLIN                                   1,468,341                          -            1986(A)
WHITEHALL                                      4,627,521                          -            1996(A)
EASTERN BLVD.                                    996,103                          -            1987(A)
E. PROSPECT ST.                                1,445,199                          -            1986(A)
W. MARKET ST.                                    457,843                          -            1986(A)
MARSHALL PLAZA, CRANSTON RI                    9,087,920                          -            1998(A)
AIKEN                                            909,460                          -            1989(A)
CHARLESTON                                     6,502,026                          -            1978(C)
CHARLESTON                                    10,005,356                          -            1995(A)
FLORENCE                                       7,006,830                          -            1997(A)
GREENVILLE                                    10,447,692                          -            1997(A)
NORTH CHARLESTON                               3,696,333                  2,241,558            2000(A)
N. CHARLESTON                                 14,204,357                          -            1997(A)
MADISON                                        2,952,190                          -            1978(C)
TROLLEY STATION                               15,760,023                 11,373,228            1998(A)
MARKET PLACE AT RIVERGATE                     12,642,411                          -            1998(A)
RIVERGATE, TN                                 14,609,804                          -            1998(A)
CENTER OF THE HILLS, TX                       14,147,531                          -            1998(A)
ARLINGTON                                      2,249,727                          -            1996(A)
ARLINGTON                                      5,261,304                          -            1997(A)

                                              INITIAL COST
                                                            BUILDING AND                SUBSEQUENT
PROPERTIES                             LAND                  IMPROVEMENT              TO ACQUISITION              LAND
                                     ---------              ------------              --------------           ----------
BURLESON                             8,600,698                        -                     49,927              8,600,698
BAYTOWN                                500,422                2,431,651                          -                500,422
CEDAR HILL CROSSING                  4,091,048                        -                 10,813,886              4,091,048
CORSICANA                              989,061                3,990,595                          -                989,061
CORPUS CHRISTI, TX                           -                  944,562                    708,924                      -
DALLAS                               1,299,632                5,168,727                  5,422,290              1,299,632
DUNCANVILLE                            500,414                2,001,656                          -                500,414
FT. WORTH                              500,414                2,426,533                          -                500,414
GARLAND                                210,286                  845,845                          -                210,286
GARLAND                                500,414                2,001,656                          -                500,414
HOUSTON                                275,000                  507,588                    191,639                275,000
CENTER AT BAYBROOK                   6,941,017               27,727,491                      2,408              6,941,017
HOUSTON                              4,634,186                5,932,821                  5,772,326              4,634,186
HARRIS COUNTY                        1,843,000                7,372,420                    565,401              2,003,260
SHARPSTOWN COURT                     1,560,010                6,245,807                     25,917              1,560,010
HOUSTON                                500,422                2,001,687                          -                500,422
HOUSTON                                406,513                1,939,253                     32,984                406,513
SHOPS AT VISTA RIDGE                 3,257,199               13,029,416                     82,992              3,257,199
VISTA RIDGE PLAZA                    2,926,495               11,716,483                          -              2,926,495
VISTA RIDGE PHASE II                 2,276,575                9,106,300                          -              2,276,575
SOUTH PLAINES PLAZA, TX              1,890,000                7,577,145                     83,854              1,890,000
MESQUITE                               520,340                2,081,356                    528,652                520,340
MESQUITE TOWN CENTER                 3,757,324               15,061,644                    293,011              3,757,324
N. RICHLAND HILLS                    1,000,000                        -                     65,837              1,065,837
FORUM AT OLYMPIA PARKWAY             8,653,373                        -                 39,477,176              8,653,373
PLANO                                  500,414                2,830,835                          -                500,414
WEST OAKS                              500,422                2,001,687                          -                500,422
OGDEN                                  213,818                  855,275                    501,288                213,818
COLONIAL HEIGHTS                       125,376                3,476,073                          -                125,376
HARRISONBURG                            69,885                1,938,239                          -                 69,885
MANASSAS                             1,788,750                7,162,661                    116,219              1,788,750
RICHMOND                                82,544                2,289,288                    133,302                 82,544
RICHMOND                               670,500                2,751,375                          -                670,500
RACINE                               1,403,082                5,612,330                  1,435,250              1,403,082
CHARLES TOWN                           602,000                3,725,871                 10,403,344                602,000
MARTINSBURG                            242,634                1,273,828                    628,937                242,634
RIVERWALK PLAZA                      2,708,290               10,841,674                     14,624              2,708,290

KIMCO SELECT                         7,801,436               39,789,628                  5,845,829              9,800,607
BALANCE OF PORTFOLIO                 2,555,629                3,759,865                 21,818,956              3,182,856
                                                                                                              -----------
                                                                                                              521,161,371
                                                                                                              ===========


                                        BUILDINGS AND                                       ACCUMULATED
PROPERTIES                              IMPROVEMENTS                 TOTAL                 DEPRECIATION
                                        -------------              ----------              ------------
BURLESON                                     49,927                 8,650,625                        -
BAYTOWN                                   2,431,651                 2,932,073                  281,062
CEDAR HILL CROSSING                      10,813,886                14,904,934                  267,236
CORSICANA                                 3,990,595                 4,979,656                  423,450
CORPUS CHRISTI, TX                        1,653,486                 1,653,486                   64,098
DALLAS                                   10,591,017                11,890,649                8,815,111
DUNCANVILLE                               2,001,656                 2,502,070                  252,343
FT. WORTH                                 2,426,533                 2,926,947                  252,343
GARLAND                                     845,845                 1,056,131                  100,933
GARLAND                                   2,001,656                 2,502,070                  252,343
HOUSTON                                     699,227                   974,227                  591,489
CENTER AT BAYBROOK                       27,729,899                34,670,916                1,760,684
HOUSTON                                  11,705,147                16,339,333                  170,320
HARRIS COUNTY                             7,777,561                 9,780,821                  667,958
SHARPSTOWN COURT                          6,271,724                 7,831,734                  306,669
HOUSTON                                   2,001,687                 2,502,109                  252,343
HOUSTON                                   1,972,237                 2,378,750                  159,424
SHOPS AT VISTA RIDGE                     13,112,408                16,369,607                  842,769
VISTA RIDGE PLAZA                        11,716,483                14,642,978                  757,692
VISTA RIDGE PHASE II                      9,106,300                11,382,875                  505,485
SOUTH PLAINES PLAZA, TX                   7,661,000                 9,551,000                  536,106
MESQUITE                                  2,610,008                 3,130,348                  331,348
MESQUITE TOWN CENTER                     15,354,655                19,111,979                  952,733
N. RICHLAND HILLS                                 -                 1,065,837                        -
FORUM AT OLYMPIA PARKWAY                 39,477,176                48,130,549                        -
PLANO                                     2,830,835                 3,331,249                  302,844
WEST OAKS                                 2,001,687                 2,502,109                  252,343
OGDEN                                     1,356,563                 1,570,381                  860,762
COLONIAL HEIGHTS                          3,476,073                 3,601,449                   89,130
HARRISONBURG                              1,938,239                 2,008,123                   49,698
MANASSAS                                  7,278,880                 9,067,630                  575,091
RICHMOND                                  2,422,590                 2,505,134                        -
RICHMOND                                  2,751,375                 3,421,875                  210,843
RACINE                                    7,047,580                 8,450,662                2,287,238
CHARLES TOWN                             14,129,215                14,731,215                4,400,078
MARTINSBURG                               1,902,765                 2,145,399                1,290,122
RIVERWALK PLAZA                          10,856,298                13,564,588                  509,251

KIMCO SELECT                             43,636,286                53,436,893                2,971,895
BALANCE OF PORTFOLIO                     25,162,537                28,345,392                8,685,271
                                      ----------------------------------------------------------------
                                      2,590,546,099             3,111,707,470              391,945,913
                                      ================================================================



                                              TOTAL COST,                                      DATE OF
                                          NET OF ACCUMULATED                               CONSTRUCTION(C)
PROPERTIES                                   DEPRECIATION               ENCUMBRANCES        ACQUISITION(A)
                                          ------------------            ------------       ---------------
BURLESON                                       8,650,625                          -            2000(C)
BAYTOWN                                        2,651,011                          -            1996(A)
CEDAR HILL CROSSING                           14,637,697                          -            1998(A)
CORSICANA                                      4,556,206                          -            1997(A)
CORPUS CHRISTI, TX                             1,589,388                          -            1997(A)
DALLAS                                         3,075,538                          -            1969(C)
DUNCANVILLE                                    2,249,727                          -            1996(A)
FT. WORTH                                      2,674,604                          -            1996(A)
GARLAND                                          955,198                          -            1996(A)
GARLAND                                        2,249,727                          -            1996(A)
HOUSTON                                          382,738                          -            1973(C)
CENTER AT BAYBROOK                            32,910,232                          -            1998(A)
HOUSTON                                       16,169,013                          -            2000(C)
HARRIS COUNTY                                  9,112,863                          -            1997(A)
SHARPSTOWN COURT                               7,525,065                  5,931,070            1999(A)
HOUSTON                                        2,249,766                          -            1996(A)
HOUSTON                                        2,219,325                          -            1997(A)
SHOPS AT VISTA RIDGE                          15,526,838                  6,698,433            1998(A)
VISTA RIDGE PLAZA                             13,885,286                  5,954,163            1998(A)
VISTA RIDGE PHASE II                          10,877,390                  5,954,163            1998(A)
SOUTH PLAINES PLAZA, TX                        9,014,893                  6,029,248            1998(A)
MESQUITE                                       2,799,000                          -            1995(A)
MESQUITE TOWN CENTER                          18,159,246                          -            1998(A)
N. RICHLAND HILLS                              1,065,837                          -            1997(A)
FORUM AT OLYMPIA PARKWAY                      48,130,549                          -            1999(C)
PLANO                                          3,028,405                          -            1996(A)
WEST OAKS                                      2,249,766                          -            1996(A)
OGDEN                                            709,619                          -            1967(C)
COLONIAL HEIGHTS                               3,512,319                          -            1999(A)
HARRISONBURG                                   1,958,425                          -            1999(A)
MANASSAS                                       8,492,539                          -            1997(A)
RICHMOND                                       2,505,134                          -            1999(A)
RICHMOND                                       3,211,032                          -            1995(A)
RACINE                                         6,163,424                          -            1988(A)
CHARLES TOWN                                  10,331,138                          -            1985(A)
MARTINSBURG                                      855,277                          -            1986(A)
RIVERWALK PLAZA                               13,055,336                  8,241,548            1999(A)

KIMCO SELECT                                  50,464,997                  4,863,510            VARIOUS
BALANCE OF PORTFOLIO                          19,660,121                          -            VARIOUS
                                           ----------------------------------------
                                           2,719,761,557                245,412,792
                                           ========================================

Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of income is calculated over the estimated useful lives of the assets as follows:

Buildings..................15 to 39 years
Improvements...............Terms of leases or useful lives, whichever is shorter

The aggregate cost for Federal income tax purposes was approximately $3.01 billion at December 31, 2000.




The changes in total real estate assets for the years ended December 31, 2000, 1999 and 1998 are as follows:


                                                                                     2000               1999               1998
                                                                               -----------------------------------------------------
Balance, beginning of period ..............................................    $2,951,050,304     $3,023,901,985     $1,404,196,159
  Acquisitions ............................................................        93,347,128        306,425,242      1,573,163,394
  Improvements ............................................................       101,030,279         81,041,623         58,298,913
  Transfers from (to) unconsolidated joint ventures .......................         5,567,007       (450,227,174)                 -
  Sales ...................................................................       (39,287,247)       (10,091,372)       (11,756,481)
                                                                               -----------------------------------------------------
Balance, end of period ....................................................    $3,111,707,470     $2,951,050,304     $3,023,901,985
                                                                               =====================================================


The changes in accumulated depreciation for the years ended December 31, 2000, 1999 and 1998 are as follows:


                                                                                     2000               1999               1998
                                                                                ----------------------------------------------------
Balance, beginning of period ..............................................      $323,737,853       $255,949,923       $207,408,091
  Charged to accumulated depreciation .....................................         4,474,484         13,194,587                  -
  Depreciation for year ...................................................        68,590,773         65,164,826         48,934,560
  Transfers from (to) unconsolidated joint ventures .......................            42,580         (9,678,518)                 -
  Sales ...................................................................        (4,899,777)          (892,465)          (392,728)
                                                                                ----------------------------------------------------
Balance, end of period.....................................................      $391,945,913       $323,737,853       $255,949,923
                                                                                ====================================================