Form 10-Q
period 2001-03-31
KIMCO REALTY CORP
filed 2001-05-10
CIK 879101

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------    -----------------------


Commission file number     1-10899
                       ---------------------------------------------------------



                            Kimco Realty Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                    13-2744380
---------------------------------           ------------------------------------
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

Yes   X           No
    -----            ------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
                      -------------------------------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               63,556,574 shares outstanding as of April 30, 2001.


                                     1 of 19

                                     PART I


                              FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Financial Statements -
      Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000.

      Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2001 and 2000.

      Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2001 and 2000.

      Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000.

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

Results of Operations
---------------------

         Revenues from rental property increased $9.2 million or 8.2% to $121.6 million for the three months ended March 31, 2001, as compared with $112.4 million for the corresponding quarter ended March 31, 2000. This increase resulted primarily from the combined effect of (i) acquisitions throughout calendar year 2000 (12 shopping center properties) providing incremental revenues of $3.7 million, as compared to the corresponding three month period in 2000 and (ii) the completion of certain development and redevelopment projects, new leasing and re-tenanting within the portfolio at improved rental rates, offset by sales of certain properties throughout 2000 and 2001, providing net incremental revenues of approximately $5.5 million.

         Rental property expenses, including depreciation and amortization, increased approximately $6.6 million or 9.7% to $74.2 million for the three months ended March 31, 2001, as compared with $67.6 million for the corresponding quarter ended March 31, 2000. The rental property expense components of real estate taxes, operating and maintenance, and depreciation and amortization increased $1.3 million, $3.6 million and $1.1 million, respectively, for the three month period ended March 31, 2001, as compared with the corresponding quarter in the preceding year. These rental property expense increases are primarily due to property acquisitions, renovations within the existing portfolio and increased snow removal costs.

         The Company has a non-controlling limited partnership interest in Kimco Income REIT ("KIR"), a limited partnership established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages. Equity in income of KIR increased $0.6 million to $2.9 million for the three months ended March 31, 2001, as compared with $2.3 million for the corresponding period in 2000. This increase is primarily due to the Company's increased capital investment in KIR. The additional capital investments received by KIR from the Company and its other institutional partners were used to purchase additional shopping center properties throughout calendar year 2000 and during the three months ended March 31, 2001.

         Other income, net increased $1.9 million for the three months ended March 31, 2001, as compared to the same period in 2000. The net increase is primarily the result of higher interest and dividend income related to the Company's investment in certain marketable equity and debt securities.

         Operating and administrative expenses increased approximately $1.6 million for the three months ended March 31, 2001, as compared to the same period in 2000. The increase is due primarily to an increase in senior management and staff levels and other personnel costs in connection with the growth of the Company, including the issuance of a stock grant award to a newly-appointed executive officer of the Company valued at approximately $1.1 million.

         Effective January 1, 2001, the Company has elected taxable REIT subsidiary status for its wholly-owned development subsidiary ("KDI"). KDI is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion. During January 2001, KDI sold its recently completed project in Chandler, AZ for approximately $32.5 million, which resulted in a net gain of approximately $3.5 million after provision for income taxes of approximately $1.9 million.

         Net income for the three months ended March 31, 2001 and 2000 was $56.1 million and $48.7 million, respectively. On a diluted per share basis, net income improved $0.09 for the three month period ended March 31, 2001, after adjusting for the gain on sale of operating property during the three months ended March 31, 2000. This improved performance reflects the combined effect of property acquisitions, profits from KDI and internal growth from leasing activity and the completion of certain redevelopment projects which strengthened operating profitability.

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

         During August 2000, the Company established a $250.0 million unsecured revolving credit facility, which is scheduled to expire in August 2003. This credit facility, which replaced the Company's $215.0 million unsecured revolving credit facility has made available funds to both finance the purchase of properties and meet any short-term working capital requirements. As of March 31, 2001, there was $55.0 million outstanding under the credit facility.

         The Company has also implemented a medium-term notes ("MTN") program pursuant to which it may from time to time offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company's debt maturities.

         In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties. As of March 31, 2001, the Company had over 350 unencumbered property interests in its portfolio.

         During 1998, the Company filed a shelf registration statement on Form S-3 for up to $750 million of debt securities, preferred stock, depositary shares, common stock and common stock warrants. As of March 31, 2001, the Company had approximately $106.7 million available for issuance under this shelf registration statement.

         In connection with its intention to continue to qualify as a REIT for Federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows which are expected to increase due to property acquisitions and growth in rental revenues in the existing portfolio and from other sources. Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, repayment of debt, the acquisition of interests in new properties and other investments as suitable opportunities arise, and such other factors as the Board of Directors considers appropriate.

         It is management's intention that the Company continually have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage financings in a manner consistent with its intention to operate with a conservative debt capitalization policy.

         The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and the payment of dividends in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, availability under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flows from operations increased to $73.2 million for the three months ended March 31, 2001 as compared to $63.8 million for the corresponding period ended March 31, 2000.

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

New Accounting Pronouncement
----------------------------

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FASB No. 133"), as amended. In accordance with the provisions of FASB No. 133, the Company's interest-rate swap agreement on its $110.0 million floating-rate MTN has been designated and qualified as a cash flow hedge. The Company has determined that this swap agreement is highly effective in offsetting future variable interest cash flows related to the Company's debt portfolio. The fair value of the swap agreement was recorded on the balance sheet in other liabilities in the amount of approximately $3.2 million with a corresponding amount to accumulated other comprehensive loss, a component of stockholders' equity. The Company does not anticipate any reclassifications to earnings from accumulated other comprehensive loss over the next 12 months, with adjustments during the year related to changes in the fair value of the related swap agreement. Currently, the Company does not have any other financial contracts, which contain embedded derivatives or fair value hedge relationships, which are within the scope of FASB No. 133.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

         As of March 31, 2001, the Company had approximately $276.9 million of floating-rate debt outstanding, including $55.0 million on its unsecured line of credit. The interest rate risk on $110.0 million of such debt has been mitigated through the use of an interest rate swap agreement (the "Swap") with a major financial institution. The Company is exposed to credit risk in the event of non-performance by the counter party to the Swap. The Company believes it mitigates its credit risk by entering into the Swap with a major financial institution.

         The Company believes the interest rate risk represented by the remaining $166.9 million of floating-rate debt is not material to the Company or its overall capitalization.

         The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 2001, the Company had no other material exposure to market risk.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)


                                                                                            March 31,            December 31,
                                                                                              2001                   2000
                                                                                          -------------        ---------------
Assets:
  Operating real estate, net of accumulated depreciation
    of $404,892 and $391,946, respectively                                                 $ 2,584,337            $ 2,594,872
  Real estate under development                                                                132,537                127,685
  Investment and advances in KIR                                                               141,962                142,437
  Investments and advances in other real estate joint ventures                                  69,603                 61,601
  Investments in retail store leases                                                            10,950                 11,316
  Cash and cash equivalents                                                                     25,363                 19,097
  Accounts and notes receivable                                                                 49,099                 44,673
  Other assets                                                                                 192,455                169,667
                                                                                           -----------            -----------
                                                                                           $ 3,206,306            $ 3,171,348
                                                                                           ===========            ===========

Liabilities:
  Notes payable                                                                            $ 1,090,250            $ 1,080,250
  Mortgages payable                                                                            239,425                245,413
  Other liabilities, including minority interests in partnerships                              156,432                141,346
                                                                                           -----------            -----------
                                                                                             1,486,107              1,467,009
                                                                                           -----------            -----------

Stockholders' Equity:
  Preferred stock, $1.00 par value, authorized 5,000,000 shares
  Class A Preferred Stock, $1.00 par value, authorized 345,000 shares
      Issued and outstanding 300,000 shares                                                        300                    300
      Aggregate liquidation preference $75,000
  Class B Preferred Stock, $1.00 par value, authorized 230,000 shares
      Issued and outstanding 200,000 shares                                                        200                    200
      Aggregate liquidation preference $50,000
  Class C Preferred Stock, $1.00 par value, authorized 460,000 shares
      Issued and outstanding 400,000 shares                                                        400                    400
      Aggregate liquidation preference $100,000
  Class D Convertible Preferred Stock, $1.00 par value, authorized 700,000 shares
      Issued and outstanding 418,218 and 418,254 shares, respectively                              418                    418
      Aggregate liquidation preference $104,555 and $104,564, respectively
  Common stock, $.01 par value, authorized 200,000,000 shares
      Issued and outstanding 63,501,577 and 63,144,859 shares, respectively                        635                    631
  Paid-in capital                                                                            1,830,553              1,819,446
  Cumulative distributions in excess of net income                                            (109,365)              (113,110)
                                                                                           -----------            -----------
                                                                                             1,723,141              1,708,285
Accumulated other comprehensive loss                                                            (1,122)                     -
Notes receivable from officer stockholders                                                      (1,820)                (3,946)
                                                                                           -----------            -----------
                                                                                             1,720,199              1,704,339
                                                                                           -----------            -----------
                                                                                           $ 3,206,306            $ 3,171,348
                                                                                           ===========            ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months ended March 31, 2001 and 2000
                      (in thousands, except per share data)



                                                                                      2001                   2000
                                                                                    ---------              --------
Revenues from rental property                                                       $ 121,601              $ 112,356
                                                                                    ---------              ---------
Rental property expenses:
  Rent                                                                                  3,456                  3,415
  Real estate taxes                                                                    14,375                 13,027
  Interest                                                                             22,775                 22,284
  Operating and maintenance                                                            15,376                 11,801
  Depreciation and amortization                                                        18,210                 17,074
                                                                                    ---------              ---------
                                                                                       74,192                 67,601
                                                                                    ---------              ---------
     Income from rental property                                                       47,409                 44,755
Income from investment in retail store leases                                             972                  1,013
                                                                                    ---------              ---------
                                                                                       48,381                 45,768

Equity in income of KIR                                                                 2,913                  2,348
Management fee income                                                                   2,165                  1,520
Other income, net                                                                       6,930                  4,991
Operating and administrative expenses                                                  (7,791)                (6,221)
                                                                                    ---------              ---------
     Income before gain on sale of shopping center
        properties and income taxes                                                    52,598                 48,406

Gain on sale of development property                                                    5,392                      -
Gain on sale of operating property                                                          -                    303
                                                                                    ---------              ---------

     Income before income taxes                                                        57,990                 48,709

Provision for income taxes                                                             (1,937)                     -
                                                                                    ---------              ---------

     Net income                                                                      $ 56,053               $ 48,709
                                                                                     ========               ========

     Net income applicable to common shares                                          $ 49,484               $ 42,091
                                                                                     ========               ========

     Net income per common share:
           Basic                                                                        $0.78                  $0.69
                                                                                        -----                  -----
           Diluted                                                                      $0.77                  $0.69
                                                                                        -----                  -----


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                KIMCO REALTY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME For the Three Months ended March 31, 2001 and 2000
                                 (in thousands)



                                                                                       2001                  2000
                                                                                    ---------              --------
Net income                                                                           $ 56,053               $ 48,709
                                                                                     --------               --------
Other comprehensive loss:
Unrealized gains on marketable securities                                               2,054                      -
Unrealized loss on interest rate swap                                                  (3,176)                     -

                                                                                     --------               --------
Other comprehensive loss                                                               (1,122)                     -
                                                                                     --------               --------

Comprehensive income                                                                 $ 54,931               $ 48,709
                                                                                     ========               ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months ended March 31, 2001 and 2000
                                 (in thousands)

                                                                                2001                  2000
                                                                              --------               -------
Cash flow provided by operations                                               $ 73,182              $ 63,802
                                                                               --------              --------
Cash flow from investing activities:
     Acquisition of and improvements to operating real estate                    (9,674)              (23,782)
     Acquisition of and improvements to real estate under development           (34,257)              (14,600)
     Investment in marketable securities                                         (4,250)              (12,656)
     Proceeds from sale of marketable securities                                  9,761                 3,200
     Investments and advances to joint ventures, net                            (24,824)                    -
     Investments and advances to real estate joint ventures                      (4,635)                    -
     Redemption of minority interests in real estate partnerships                (1,600)                    -
     Investments and advances to affiliated companies                              (100)               (2,466)
     Collection of mortgage loans receivable                                          -                 2,517
     Proceeds from sale of operating properties                                   2,910                   390
     Proceeds from sale of development properties                                35,300                     -
                                                                               --------              --------

           Net cash flow used for investing activities                          (31,369)              (47,397)
                                                                               --------              --------
Cash flow from financing activities:
    Principal payments on debt, excluding normal
       amortization of rental property debt                                      (4,587)                    -
    Principal payments on rental property debt                                   (1,401)               (1,252)
    Proceeds from mortgage financing                                                  -                   191
    Payment of unsecured obligation                                                   -                (3,250)
    Borrowings under revolving credit facility                                   10,000                45,000
    Dividends paid                                                              (52,023)              (46,743)
    Proceeds from issuance of stock                                              12,464                   137
                                                                               --------              --------

            Net cash flow used for financing activities                         (35,547)               (5,917)
                                                                               --------              --------

            Change in cash and cash equivalents                                   6,266                10,488
Cash and cash equivalents, beginning of period                                   19,097                28,076
                                                                               --------              --------
Cash and cash equivalents, end of period                                       $ 25,363              $ 38,564
                                                                               ========              ========

Interest paid during the period                                                $ 13,009              $ 12,125
                                                                               ========              ========

Supplemental schedule of noncash investing/financing activity:
   Acquisition of real estate interests by assumption of mortgage debt         $      -              $ 16,498
                                                                               ========              ========

   Investment in real estate joint venture by issuance of stock                $   820               $      -
                                                                               =======               ========

   Declaration of dividends paid in succeeding period                          $ 50,856              $ 45,295
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

Principles of Consolidation -

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

         Certain 2000 amounts have been reclassified to conform to the 2001 financial statement presentation.

Income Taxes -

         The Company and its qualified REIT subsidiaries file a consolidated federal income tax return. The Company has made an election to qualify, and believes it is operating so as to qualify, as a Real Estate Investment Trust (a "REIT") for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code. However, in connection with the Tax Relief Extension Act of 1999, which became effective January 1, 2001, the Company is now permitted to participate in certain activities which it was previously precluded from in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries under the Code. As such, the Company will be subject to federal and state income taxes on the income from these activities. During the three months ended March 31, 2001, the Company's provision for federal and state income taxes was approximately $1.9 million relating to activities conducted in its taxable REIT subsidiaries.

New Accounting Pronouncement -

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FASB No. 133"), as amended. In accordance with the provisions of FASB No. 133, the Company's interest-rate swap agreement on its $110.0 million floating-rate medium-term note ("MTN") has been designated and qualified as a cash flow hedge. The Company has determined that this swap agreement is highly effective in offsetting future variable interest cash flows related to the Company's debt portfolio. The adoption of FASB No. 133 as of January 1, 2001, resulted in a cumulative transition adjustment of $1.5 million to other comprehensive loss, a component of stockholders' equity ("OCL") and a corresponding liability of the same amount. For the three months ended March 31, 2001, the change in the fair market value of the interest rate swap was $1.7 million and was recorded in OCL. The Company does not anticipate any reclassifications to earnings from accumulated other comprehensive loss over the next 12 months, with adjustments during the year related to changes in the fair value of the related agreement. Currently, the Company does not have any other financial contracts, which contain embedded derivatives or fair value hedge relationships, which are within the scope of FASB No. 133.

Earnings Per Share -

         The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

                                                                      Three Months Ended
                                                              March 31, 2001        March 31, 2000
                                                              --------------        --------------
Computation of Basic Earnings Per Share:

Net income applicable to common shares                             $49,484              $42,091
Weighted average common shares outstanding                          63,306               60,796
                                                                  --------             --------

Basic Earnings Per Share                                           $  0.78              $  0.69
                                                                  ========             ========

Computation of Diluted Earnings Per Share:

Net income applicable to common shares                             $49,484              $42,091
Dividends on Class D Convertible Preferred
   Stock                                                             1,960                    - (a)
                                                                  --------             --------
Net income for diluted earnings per share                          $51,444              $42,091
                                                                  --------             --------

Weighted average common shares outstanding -  Basic                 63,306               60,796

Effect of dilutive securities:
     Stock options                                                     692                  455
     Assumed conversion of Class D Preferred
        Stock to common stock                                        2,598                    - (a)
                                                                  --------             --------
Shares for diluted earnings per share                               66,596               61,251
                                                                  --------             --------

 Diluted Earnings Per Share                                        $  0.77              $  0.69
                                                                  ========             ========


(a) In 2000, the effect of the assumed conversion of the Class D Preferred Stock had an anti-dilutive effect upon the calculation of net income per common share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per common share.

2.       Property Acquisitions / Other Investments

Property Acquisitions -

         During the three months ended March 31, 2001, the Company, through its development subsidiary ("KDI"), acquired three land parcels for the ground-up development of shopping centers and subsequent sales thereof upon completion, in separate transactions, for an aggregate purchase price of approximately $12.1 million.

         On March 1, 2001, the Company exercised its option to acquire a 50% interest in a joint venture from KC Holdings, Inc. ("KC Holdings"), an entity formed in connection with the Company's initial public stock offering in November 1991. This joint venture consists of three shopping center properties located in Buffalo, NY comprising approximately 0.4 million square feet of gross leasable area. The joint venture was acquired for an aggregate option price of approximately $3.5 million, paid approximately $2.7 million in cash and $0.8 million in shares of the Company's common stock (19,759 shares valued at $41.50 per share). The members of the Company's Board of Directors who are not also shareholders of KC Holdings, unanimously approved the Company's purchase of this joint venture investment.

Other Investments -

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

3.       Property Dispositions

         During January 2001, the Company disposed of an operating property in Jennings, MO. Cash proceeds from this disposition totaled approximately $2.2 million, which approximated net book value.

         Effective January 1, 2001, the Company has elected taxable REIT subsidiary status for its wholly-owned development subsidiary, KDI. KDI is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion. During January 2001, KDI sold its recently completed project in Chandler, AZ for approximately $32.5 million, which resulted in a net gain of approximately $3.5 million after provision for income taxes of approximately $1.9 million.

4.       Investment and Advances in KIR

         During 1998, the Company formed Kimco Income REIT ("KIR"), a limited partnership established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages. The Company holds a non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting. The Company's equity in income of KIR for the three months ended March 31, 2001 and 2000, was approximately $2.9 million and $2.3 million, respectively.

         In addition, KIR entered into a master management agreement with the Company, whereby, the Company will perform services for fee relating to the management, operation, supervision and maintenance of the joint venture properties. For the three months ended March 31, 2001 and 2000, the Company earned management fees of approximately $0.8 million and $0.4 million, respectively.

5.       Investment in Retail Store Leases

         Income from the investment in retail store leases for the three months ended March 31, 2001 and 2000 represents sublease revenues of approximately $4.5 million and $4.8 million, respectively, less related expenses of $3.1 million and $3.4 million, respectively, and amounts, which in management's estimation, reasonably provide for the recovery of the investment over a period representing the expected remaining term of the retail store leases.

6.       Pro Forma Financial Information

         As discussed in Note 3, the Company and certain of its affiliates disposed of an interest in an operating property during the three months ended March 31, 2001. The pro forma financial information set forth below is based upon the Company's historical Condensed Consolidated Statements of Income for the three months ended March 31, 2001 and 2000, adjusted to give effect to this transaction as of January 1, 2000.

         The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred as of January 1, 2000, nor does it purport to represent the results of future operations. (Amounts presented in millions, except per share figures).

                                                    Three Months Ended
                                                         March 31,
                                                   2001             2000
                                                   ----             ----
Revenues from rental property                     $121.6           $112.3
Net income                                        $ 56.2           $ 48.7
Net income per common share:
     Basic                                        $ 0.78           $ 0.69
                                                  ======           ======
     Diluted                                      $ 0.78           $ 0.69
                                                  ======           ======

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

         10.11 Employment Agreement between Kimco Realty Corporation and Mr. David B. Henry - the Company commenced a five-year employment agreement with Mr. Henry pursuant to which Mr. Henry will serve as Chief Investment Officer and has been nominated as Vice Chairman of the Board of Directors.

         Form 8-K -

         None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    KIMCO REALTY CORPORATION




May 10, 2001                        /s/  Milton Cooper
-------------                       -----------------------------------
(Date)                              Milton Cooper
                                    Chairman of the Board





May 10, 2001                        /s/  Michael V. Pappagallo
-------------                       -----------------------------------
(Date)                              Michael V. Pappagallo
                                    Chief Financial Officer