Form 10-Q
period 2001-06-30
KIMCO REALTY CORP
filed 2001-08-10
CIK 879101

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                64,094,370 shares outstanding as of July 31, 2001


                                     1 of 20

                                     PART I


                              FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Financial Statements -
     Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000.

     Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2001 and 2000.

     Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2001 and 2000.

     Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000.

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

Results of Operations

         Revenues from rental property increased $3.0 million or 2.6% to $117.9 million for the three months ended June 30, 2001, as compared with $114.9 million for the corresponding quarter ended June 30, 2000. Similarly, revenues from rental property increased $12.3 million or 5.4% to $239.5 million for the six months ended June 30, 2001, as compared with $227.2 million for the corresponding six month period ended June 30, 2000. These increases resulted primarily from the combined effect of (i) the acquisition of one shopping center property during 2001 providing revenues of $0.1 million for the three and six month periods ended June 30, 2001, (ii) acquisitions throughout calendar year 2000 (12 shopping center properties) and the completion of certain development projects providing incremental revenues of $2.6 million and $6.3 million, as compared to the corresponding three and six month periods in 2000, respectively, and (iii) the completion of certain redevelopment projects, new leasing and re-tenanting within the portfolio, offset by sales of certain properties throughout 2000 and 2001 providing incremental revenues of approximately $0.3 million and $5.9 million as compared to the corresponding three and six month periods in 2000, respectively.

         Rental property expenses, including depreciation and amortization, increased approximately $0.8 million or 1.2% to $69.8 million for the three months ended June 30, 2001, as compared with $69.0 million for the corresponding quarter ended June 30, 2000. Similarly, rental property expenses, including depreciation and amortization, increased $7.4 million or 5.4% to $144.0 million for the six months ended June 30, 2001, as compared with $136.6 million for the corresponding period in the preceding year. These net rental property expense increases are primarily due to property acquisitions, renovations within the existing portfolio and increased snow removal costs offset by the disposition of certain shopping center properties.

         The Company has a non-controlling limited partnership interest in Kimco Income REIT ("KIR"), a limited partnership established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages. Equity in income of KIR increased $0.7 million to $3.0 million for the three months ended June 30, 2001, as compared with $2.3 million for the corresponding period in 2000. Similarly, equity in income of KIR increased $1.3 million to $5.9 million for the six months ended June 30, 2001, as compared with $4.6 million for the corresponding period in 2000. These increases are primarily due to the Company's increased capital investment in KIR. The additional capital investments received by KIR from the Company and its other institutional partners were used to purchase additional shopping center properties throughout calendar year 2000 and during the six months ended June 30, 2001.

         Other income, net increased $3.4 million and $5.3 million for the three and six month periods ended June 30, 2001, respectively, as compared to the same periods in 2000. The net increases are primarily the result of higher interest income, dividend income and realized gains related to the Company's investment and sale of certain marketable equity and debt securities.

         Operating and administrative expenses increased approximately $0.2 million and $1.8 million for the three and six month periods ended June 30, 2001, respectively, as compared to the same periods in 2000. These increases are due primarily to an increase in senior management and staff levels and other personnel costs in connection with the growth of the Company, including the issuance of a stock grant award to a newly-appointed executive officer of the Company valued at approximately $1.1 million during 2001.

         Effective January 1, 2001, the Company has elected taxable REIT subsidiary status for its wholly-owned development subsidiary ("KDI"). KDI is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion. During the six months ended June 30, 2001, KDI sold one of its recently completed projects and an out-parcel, in separate transactions, for approximately $33.6 million, which resulted in net gains of approximately $3.9 million after provision for income taxes of approximately $2.3 million.

         During the six months ended June 30, 2001, the Company, in separate transactions, disposed of four operating properties, including the sale of a property to KIR, comprising approximately 0.6 million square feet of gross leasable area ("GLA"). Cash proceeds from three of these dispositions aggregated approximately $43.5 million, which approximated their aggregate net book value. During May 2001, the Company realized a gain of approximately $3.0 million from the sale of an operating property in Elyria, Ohio. Total proceeds of $5.8 million will be used to acquire an exchange shopping center property.

         During the six months ended June 30, 2000, the Company disposed of four operating properties, in separate transactions, comprising approximately 0.2 million square feet of GLA for aggregate proceeds of approximately $5.1 million. Gain on sale of these properties was approximately $1.7 million.

         Net income for the three and six months ended June 30, 2001 was $59.4 million and $115.4 million, respectively. Net income for the three and six months ended June 30, 2000 was $50.9 million and $99.7 million, respectively. On a diluted per share basis, net income improved $0.10 and $0.18 for the three and six month periods ended June 30, 2001, respectively, including the gains on sales of certain operating properties in the respective periods in 2001 and 2000. This improved performance reflects the combined effect of internal growth and property acquisitions in the core portfolio, profits from KDI and income generated from the investment in KIR which strengthened profitability.

Liquidity and Capital Resources

         Since the completion of the Company's IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $2.2 billion for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects and expanding and improving properties in the portfolio.

         During August 2000, the Company established a $250.0 million unsecured revolving credit facility, which is scheduled to expire in August 2003. This credit facility, which replaced the Company's $215.0 million unsecured revolving credit facility has made available funds to both finance the purchase of properties and meet any short-term working capital requirements. As of June 30, 2001, there were no borrowings outstanding under this credit facility.

         The Company has also implemented a medium-term notes ("MTN") program pursuant to which it may, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company's debt maturities.

         In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties. As of June 30, 2001, the Company had over 350 unencumbered property interests in its portfolio.

         During May 2001, the Company filed a shelf registration statement on Form S-3 for up to $750.0 million of debt securities, preferred stock, depositary shares, common stock and common stock warrants. As of June 30, 2001, the Company had $750.0 million available for issuance under this shelf registration statement.

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

         The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and the payment of dividends in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, availability under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flows from operations increased to $148.0 million for the six months ended June 30, 2001 as compared to $128.7 million for the corresponding period ended June 30, 2000.

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

New Accounting Pronouncements

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FASB No. 133"), as amended. In accordance with the provisions of FASB No. 133, the Company's interest-rate swap agreement on its $110.0 million floating-rate MTN has been designated and qualified as a cash flow hedge. The Company has determined that this swap agreement is highly effective in offsetting future variable interest cash flows related to the Company's debt portfolio. The fair value of the swap agreement was recorded on the balance sheet in other liabilities in the amount of approximately $3.3 million with a corresponding amount to accumulated other comprehensive income, a component of stockholders' equity. The Company anticipates a reclassification to earnings from accumulated other comprehensive income of approximately $3.0 million over the next 12 months. Currently, the Company does not have any other financial contracts, which contain embedded derivatives or fair value hedge relationships, which are within the scope of FASB No. 133.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

         As of June 30, 2001, the Company had approximately $227.7 million of floating-rate debt outstanding. The interest rate risk on $110.0 million of such debt has been mitigated through the use of an interest rate swap agreement (the "Swap") with a major financial institution. The Company is exposed to credit risk in the event of non-performance by the counter-party to the Swap. The Company believes it mitigates its credit risk by entering into this Swap with a major financial institution.

         The Company believes the interest rate risk represented by the remaining $117.7 million of floating-rate debt is not material to the Company or its overall capitalization.

         The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 2001, the Company had no other material exposure to market risk.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)


                                                                                         June 30,           December 31,
                                                                                           2001                 2000
                                                                                        ------------        -------------

Assets:
  Operating real estate, net of accumulated depreciation
    of $418,073 and $391,946, respectively                                               $ 2,542,034         $ 2,594,872
  Real estate under development                                                              164,796             127,685
  Investment and advances in KIR                                                             150,063             142,437
  Investments and advances in other real estate joint ventures                                70,219              61,601
  Investments in retail store leases                                                          10,584              11,316
  Cash and cash equivalents                                                                   83,293              19,097
  Marketable securities                                                                       64,873              63,225
  Accounts and notes receivable                                                               47,210              44,673
  Other assets                                                                               101,839             106,442
                                                                                         -----------         -----------
                                                                                         $ 3,234,911         $ 3,171,348
                                                                                         ===========         ===========

Liabilities:
  Notes payable                                                                          $ 1,035,250         $ 1,080,250
  Mortgages payable                                                                          295,477             245,413
  Other liabilities, including minority interests in partnerships                            155,241             141,346
                                                                                         -----------         -----------
                                                                                           1,485,968           1,467,009
                                                                                         -----------         -----------

Stockholders' Equity:
  Preferred stock, $1.00 par value, authorized 5,000,000 shares
  Class A Preferred Stock, $1.00 par value, authorized 345,000 shares
      Issued and outstanding 300,000 shares                                                      300                 300
      Aggregate liquidation preference $75,000
  Class B Preferred Stock, $1.00 par value, authorized 230,000 shares
      Issued and outstanding 200,000 shares                                                      200                 200
      Aggregate liquidation preference $50,000
  Class C Preferred Stock, $1.00 par value, authorized 460,000 shares
      Issued and outstanding 400,000 shares                                                      400                 400
      Aggregate liquidation preference $100,000
  Class D Convertible Preferred Stock, $1.00 par value, authorized 700,000 shares
      Issued and outstanding 418,208 and 418,254 shares, respectively                            418                 418
      Aggregate liquidation preference $104,552 and $104,564, respectively
  Common stock, $.01 par value, authorized 200,000,000 shares
      Issued and outstanding 64,078,218 and 63,144,859 shares, respectively                      641                 631
  Paid-in capital                                                                          1,848,957           1,819,446
  Cumulative distributions in excess of net income                                          (102,719)           (113,110)
                                                                                         -----------         -----------
                                                                                           1,748,197           1,708,285
Accumulated other comprehensive income                                                         2,633                --
Notes receivable from officer stockholders                                                    (1,887)             (3,946)
                                                                                         -----------         -----------
                                                                                           1,748,943           1,704,339
                                                                                         -----------         -----------
                                                                                         $ 3,234,911         $ 3,171,348
                                                                                         ===========         ===========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            For the Three and Six Months ended June 30, 2001 and 2000
                      (in thousands, except per share data)


                                                            Three Months Ended June 30,        Six Months Ended June 30,

                                                             2001              2000             2001              2000
                                                          ---------         ---------         ---------         ---------

Revenues from rental property                             $ 117,867         $ 114,867         $ 239,468         $ 227,224
                                                          ---------         ---------         ---------         ---------
Rental property expenses:
  Rent                                                        3,518             3,368             6,973             6,782
  Real estate taxes                                          14,077            14,651            28,452            27,678
  Interest                                                   22,607            22,940            45,382            45,223
  Operating and maintenance                                  10,714            10,404            26,089            22,208
  Depreciation and amortization                              18,930            17,679            37,139            34,753
                                                          ---------         ---------         ---------         ---------
                                                             69,846            69,042           144,035           136,644
                                                          ---------         ---------         ---------         ---------
     Income from rental property                             48,021            45,825            95,433            90,580
Income from investment in retail store leases                   855             1,024             1,827             2,037
                                                          ---------         ---------         ---------         ---------
                                                             48,876            46,849            97,260            92,617

Equity in income of KIR                                       3,010             2,285             5,923             4,633
Management fee income                                         2,072             1,388             4,236             2,909
Other income, net                                             8,846             5,490            15,775            10,480
Operating and administrative expenses                        (6,636)           (6,440)          (14,427)          (12,661)
                                                          ---------         ---------         ---------         ---------
     Income before gain on sale of shopping center
        properties and income taxes                          56,168            49,572           108,767            97,978

Gain on sale of development properties                          824              --               6,216              --
Gain on sale of operating properties                          3,040             1,374             3,040             1,677
                                                          ---------         ---------         ---------         ---------

     Income before income taxes                              60,032            50,946           118,023            99,655

Provision for income taxes                                     (680)             --              (2,617)             --
                                                          ---------         ---------         ---------         ---------

     Net income                                           $  59,352         $  50,946         $ 115,406         $  99,655
                                                          =========         =========         =========         =========

     Net income applicable to common shares               $  52,782         $  44,376         $ 102,266         $  86,467
                                                          =========         =========         =========         =========

     Net income per common share:
           Basic                                          $    0.83         $    0.73         $    1.61         $    1.42
                                                          =========         =========         =========         =========
           Diluted                                        $    0.82         $    0.72         $    1.59         $    1.41
                                                          =========         =========         =========         =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME For the Three and Six Months ended June 30, 2001 and 2000
                                 (in thousands)


                                                      Three Months Ended June 30,          Six Months Ended June 30,

                                                         2001              2000             2001              2000
                                                      ---------         ---------        ---------         ---------

Net income                                            $  59,352         $  50,946        $ 115,406         $  99,655
                                                      ---------         ---------        ---------         ---------
Other comprehensive income:
     Unrealized gains on marketable securities            3,874              --              5,927              --
     Unrealized loss on interest rate swap                 (119)             --             (3,294)             --
                                                      ---------         ---------        ---------         ---------
Other comprehensive income                                3,755              --              2,633              --
                                                      ---------         ---------        ---------         ---------


Comprehensive income                                  $  63,107         $  50,946        $ 118,039         $  99,655
                                                      =========         =========        =========         =========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months ended June 30, 2001 and 2000
                                 (in thousands)

                                                                                2001              2000
                                                                            ----------         ----------

Cash flow provided by operations                                             $ 148,048         $ 128,701
                                                                             ---------         ---------
Cash flow from investing activities:
     Acquisition of and improvements to operating real estate                  (26,645)          (92,704)
     Acquisition of and improvements to real estate under development          (58,465)             --
     Investment in marketable securities                                        (7,883)          (14,366)
     Proceeds from sale of marketable securities                                22,294             6,958
     Investment in KIR                                                          (6,500)             --
     Investments and advances to real estate joint ventures                    (31,374)             (500)
     Reimbursement of advances to real estate joint ventures                    24,824              --
     Redemption of minority interests in real estate partnerships               (4,925)             --
     Investment in joint ventures                                               (1,257)             --
     Investments and advances to affiliated companies                             (100)           (2,766)
     Collection of mortgage loans receivable                                     5,952             2,517
     Proceeds from sale of operating properties                                 40,966             7,964
     Proceeds from sale of development properties                               33,597              --
                                                                             ---------         ---------

           Net cash flow used for investing activities                          (9,516)          (92,897)
                                                                             ---------         ---------
Cash flow from financing activities:
    Principal payments on debt, excluding normal
       amortization of rental property debt                                     (4,587)          (16,420)
    Principal payments on rental property debt                                  (2,479)           (2,261)
    Proceeds from mortgage financing                                            51,230            34,396
    Payment of unsecured obligation                                               --              (3,250)
    Borrowings under revolving credit facility                                  10,000            45,000
    Repayment of borrowings under revolving credit facility                    (55,000)          (10,000)
    Dividends paid                                                            (104,333)          (93,491)
    Repurchase and retirement of preferred stock                                  --              (2,505)
    Proceeds from issuance of stock                                             30,833             3,393
                                                                             ---------         ---------

            Net cash flow used for financing activities                        (74,336)          (45,138)
                                                                             ---------         ---------

            Change in cash and cash equivalents                                 64,196            (9,334)
Cash and cash equivalents, beginning of period                                  19,097            28,076
                                                                             ---------         ---------
Cash and cash equivalents, end of period                                     $  83,293         $  18,742
                                                                             =========         =========

Interest paid during the period                                              $  44,743         $  43,699
                                                                             =========         =========

Supplemental schedule of noncash investing/financing activities:

    Acquisition of real estate interests by issuance of stock
        and/or assumption of mortgage debt                                   $   5,900         $  28,727
                                                                             =========         =========

    Proceeds held in escrow from sale of real estate interest                $   5,800         $    --
                                                                             =========         =========

    Investment in real estate joint ventures by issuance of stock
        and contribution of property                                         $   3,420         $    --
                                                                             =========         =========

    Notes received upon exercise of stock options                            $     100         $    --
                                                                             =========         =========

    Declaration of dividends paid in succeeding period                       $  51,253         $  45,513
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

Income Taxes -

         The Company and its qualified REIT subsidiaries file a consolidated federal income tax return. The Company has made an election to qualify, and believes it is operating so as to qualify, as a Real Estate Investment Trust (a "REIT") for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code. However, in connection with the Tax Relief Extension Act of 1999, which became effective January 1, 2001, the Company is now permitted to participate in certain activities which it was previously precluded from in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries under the Code. As such, the Company will be subject to federal and state income taxes on the income from these activities. During the six months ended June 30, 2001, the Company's provision for federal and state income taxes was approximately $2.6 million relating to activities conducted in its taxable REIT subsidiaries.

New Accounting Pronouncement -

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FASB No. 133"), as amended. In accordance with the provisions of FASB No. 133, the Company's interest-rate swap agreement on its $110.0 million floating-rate medium-term note has been designated and qualified as a cash flow hedge. The Company has determined that this swap agreement is highly effective in offsetting future variable interest cash flows related to the Company's debt portfolio. The adoption of FASB No. 133 as of January 1, 2001, resulted in a cumulative transition adjustment of $1.5 million to other comprehensive income ("OCI"), a component of stockholders' equity and a corresponding liability of the same amount. For the six months ended June 30, 2001, the change in the fair market value of the interest rate swap was $1.8 million and was recorded in OCI. The Company anticipates a reclassification to earnings from accumulated other comprehensive income of approximately $3.0 million over the next 12 months. Currently, the Company does not have any other financial contracts, which contain embedded derivatives or fair value hedge relationships, which are within the scope of FASB No. 133.

Earnings Per Share -

         The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

                                               Three Months Ended           Six Months Ended
                                                    June  30,                    June 30,
                                                2001          2000          2001         2000
                                                ----          ----          ----         ----
Computation of Basic Earnings Per
  Share:

Net income applicable to common
   shares                                   $ 52,782       $44,376       $102,266      $86,467

Weighted average common shares
   outstanding                                63,791        60,972         63,550       60,884
                                            --------      --------      ---------     --------

Basic Earnings Per Share                    $   0.83      $   0.73      $    1.61     $   1.42
                                            ========      ========      =========     ========

Computation of Diluted Earnings
  Per Share:

Net income applicable to common
   shares                                   $  52,782       $44,376       $102,266      $86,467

Dividends on Class D Convertible
   Preferred Stock                              1,960         -- (a)         3,921        -- (a)
                                            ---------       -------       --------      -------

Net income for diluted earnings per
   share                                    $  54,742       $44,376       $106,187      $86,467
                                            ---------       -------       --------      -------

Weighted average common shares
   outstanding - Basic                         63,791        60,972         63,550       60,884

Effect of dilutive securities:

Stock options                                     607           727            653          554

Assumed conversion of Class D
   Preferred Stock to Common Stock              2,598         -- (a)         2,598        -- (a)
                                            ---------       -------       --------     --------

Shares for diluted earnings per
   share                                       66,996        61,699         66,801       61,438
                                            ---------       -------        -------     --------

Diluted Earnings Per Share                  $    0.82      $   0.72       $   1.59     $   1.41
                                            =========      ========       ========     ========

(a) In 2000, the effect of the assumed conversion of the Class D Preferred Stock had an anti-dilutive effect upon the calculation of net income per common share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per common share.

2.       Property Acquisitions / Other Investments

Property Acquisitions -

         During the six months ended June 30, 2001, the Company, through its wholly-owned development subsidiary ("KDI"), acquired five land parcels, in separate transactions, for the ground-up development of shopping centers and subsequent sales thereof upon completion for an aggregate purchase price of approximately $20.7 million, including the assumption of approximately $5.9 million in mortgage debt encumbering one of the properties.

         On March 1, 2001, the Company exercised its option to acquire a 50% interest in a joint venture from KC Holdings, Inc. ("KC Holdings"), an entity formed in connection with the Company's initial public stock offering in November 1991. This joint venture consists of three shopping center properties located in Buffalo, NY, comprising approximately 0.4 million square feet of gross leasable area ("GLA"). The joint venture was acquired for an aggregate option price of approximately $3.5 million, paid approximately $2.7 million in cash and $0.8 million in shares of the Company's common stock (19,759 shares valued at $41.50 per share). The members of the Company's Board of Directors who are not also shareholders of KC Holdings, unanimously approved the Company's purchase of this joint venture investment.

         During May 2001, the Company acquired a shopping center property in Raleigh, NC, comprising approximately 0.1 million square feet of GLA for an aggregate purchase price of approximately $6.2 million.


Other Investments -

         During March 2001, the Company through a joint venture (the "Ward Venture") in which the Company has a 50% interest, acquired asset designation rights for substantially all of the real estate property interests of the bankrupt estate of Montgomery Ward LLC and its affiliates. These asset designation rights will enable the Ward Venture to direct the ultimate disposition of the 315 fee and leasehold interests held by the bankrupt estate. The Ward Venture acquired the asset designation rights for an initial price of $60.5 million, however, the price may ultimately exceed $435.5 million under the terms of the designation rights agreement.

         The asset designation rights expire in February 2002 for the leasehold positions and December 2004 for the fee owned locations. During the marketing period, the Ward Venture will be responsible for all carrying costs associated with the properties until the site is designated to a user.


3.       Property Dispositions

         During the six months ended June 30, 2001, the Company disposed of four operating properties, in separate transactions, including the sale of a property to KIR, comprising approximately 0.6 million square feet of GLA. Cash proceeds from three of these dispositions aggregated approximately $43.5 million, which approximated their aggregate net book value. During May 2001, the Company realized a gain of approximately $3.0 million from the sale of an operating property in Elyria, Ohio. Total proceeds of $5.8 million will be used to acquire an exchange shopping center property.

         Effective January 1, 2001, the Company has elected taxable REIT subsidiary status for its wholly-owned development subsidiary, KDI. KDI will be primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion. During the six months ended June 30, 2001, KDI sold one of its recently completed projects and an out-parcel, in separate transactions, for approximately $33.6 million, which resulted in net gains of approximately $3.9 million after provision for income taxes of approximately $2.3 million.

4.       Debt Financings

         During the six months ended June 30, 2001, the Company obtained four individual non-recourse mortgage loans of which three are on Kmart anchored locations, providing aggregate proceeds to the Company of approximately $51.2 million. These ten-year loans mature in 2011 and have effective interest rates ranging from 7.31% to 7.64% per annum.


5.       Investment and Advances in KIR

         During 1998, the Company formed Kimco Income REIT ("KIR"), a limited partnership established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages. The Company holds a non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting. The Company's equity in income of KIR for the six months ended June 30, 2001 and 2000, was approximately $5.9 million and $4.6 million, respectively.

         In addition, KIR entered into a master management agreement with the Company, whereby, the Company will perform services for fee relating to the management, operation, supervision and maintenance of the joint venture properties. For the six months ended June 30, 2001 and 2000, the Company earned management fees of approximately $1.4 million and $0.9 million, respectively.

         During the six months ended June 30, 2001 the Company contributed $6.5 million in cash and $2.6 million in property to KIR in connection with its subscription agreement.


6.       Investment in Retail Store Leases

         Income from the investment in retail store leases for the six months ended June 30, 2001 and 2000 represents sublease revenues of approximately $8.7 million and $9.5 million, respectively, less related expenses of $6.2 million and $6.8 million, respectively, and amounts, which in management's estimation, reasonably provide for the recovery of the investment over a period representing the expected remaining term of the retail store leases.

7.       Pro Forma Financial Information

         As discussed in Notes 2 and 3, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the six months ended June 30, 2001. The pro forma financial information set forth below is based upon the Company's historical Condensed Consolidated Statements of Income for the six months ended June 30, 2001 and 2000, adjusted to give effect to these transactions as of January 1, 2000.

         The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred as of January 1, 2000, nor does it purport to represent the results of future operations. (Amounts presented in millions, except per share figures).



                                            Six Months Ended June 30,
                                          2001                     2000
                                          ----                     ----

Revenues from rental property           $ 236.2                 $  224.9
Net Income                              $ 112.1                 $   99.5
Net Income per common share:
              Basic                     $  1.56                 $   1.42
                                        =======                 ========
              Diluted                   $  1.54                 $   1.40
                                        ========                ========

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

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         In connection with the Annual Meeting of Stockholders held on May 15, 2001 (the "Meeting"), stockholders were asked to vote with respect to (i) the election of Directors to serve for the ensuing year, (ii) a proposal by the Executive Compensation Committee of the Board of Directors to increase the number of shares of the Company's common stock subject to option under the 1998 Equity Participation Plan by 3,000,000 shares and (iii) a proposal to amend the Charter of the Company to permit the Board of Directors to change the number of authorized shares of stock of the Company.

         A total of 53,364,940 votes were cast as follows:

Proposal I - Election of Directors
                                     Votes            For           Against
                                     -----            ---           -------
     Nominees:
     Martin S. Kimmel              53,364,940      51,708,129      1,656,811
     Milton Cooper                 53,364,940      49,760,770      3,604,170
     Richard G. Dooley             53,364,940      51,726,502      1,638,438
     Joe Grills                    53,364,940      51,830,419      1,534,521
     David B. Henry                53,364,940      51,832,681      1,532,259
     Michael J. Flynn              53,364,940      51,844,202      1,520,738
     Frank Lourenso                53,364,940      51,833,009      1,531,931

Proposal II - to increase the number of shares of the Company's common stock subject to option under the 1998 Equity Participation Plan by 3,000,000 shares.

    Votes            For           Against       Abstain      Broker Non-Vote
    -----            ---           -------       -------      ---------------

  53,364,940      37,748,808      14,230,144    1,385,987            1



Proposal III -
------------

The vote regarding the proposed amendment to the Charter of the Company to permit the Board of Directors to change the number of authorized shares of stock of the Company was adjourned since an insufficient number of votes were present (by person or by proxy) to pass the proposal.

     Votes           For           Against       Abstain     Broker Non-Vote
     -----           ---           -------       -------     ---------------

  53,364,940      23,420,931       20,183,488    1,350,965       8,409,556



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




August 10, 2001                         /s/  Milton Cooper
--------------------                    ------------------------------
(Date)                                  Milton Cooper
                                        Chairman of the Board





August 10, 2001                         /s/  Michael V. Pappagallo
--------------------                    ------------------------------
(Date)                                  Michael V. Pappagallo
                                        Chief Financial Officer