Form 10-Q
period 2001-09-30
KIMCO REALTY CORP
filed 2001-11-08
CIK 879101

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------


Commission file number     1-10899
                       ---------------------------------------------------------


                            Kimco Realty Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                   13-2744380
--------------------------------       -----------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

               3333 New Hyde Park Road, New Hyde Park, NY 11042
--------------------------------------------------------------------------------
                   (Address of principal executive offices - Zip Code)

                                 (516) 869-9000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

              64,238,685 shares outstanding as of October 31, 2001


                                     1 of 22

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Financial Statements -
     Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000.

     Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2001 and 2000.

     Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2001 and 2000.

     Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2001 and 2000.

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

Results of Operations

      Revenues from rental property decreased $1.4 million or 1.2% to $114.3 million for the three months ended September 30, 2001, as compared with $115.7 million for the corresponding quarter ended September 30, 2000. This net decrease is primarily due to the combined effect of (i) the acquisition of 14 shopping center properties during 2001 and 2000, new leasing within the portfolio and the completion of certain development projects providing incremental revenues of approximately $4.1 million for the three months ended September 30, 2001 as compared to the corresponding period in 2000, offset by
(ii) the commencement of new redevelopment projects and tenant buyouts causing a temporary decrease in vacancy and the sale of certain shopping center properties during 2001 and 2000 resulting in a decrease in revenues of approximately $5.5 million for the three months ended September 30, 2001 as compared to the same period in 2000.

      Revenues from rental property increased $10.8 million or 3.2% to $353.8 million for the nine months ended September 30, 2001, as compared with $343.0 million for the corresponding nine month period ended September 30, 2000. This net increase resulted primarily from the combined effect of (i) the acquisition of 14 shopping center properties during 2001 and 2000, new leasing within the portfolio and the completion of certain redevelopment and development projects providing incremental revenues of $15.8 million for the nine month period ended September 30, 2001 as compared to the same period in 2000, offset by (ii) the commencement of new redevelopment projects and sales of certain shopping center properties throughout 2001 and 2000 resulting in a decrease of revenues of approximately $5.0 million as compared to the corresponding nine month period in 2000.

      The rental property expense components of real estate tax, operating and maintenance, and depreciation and amortization increased approximately $0.5 million, $0.2 million, and $0.4 million, respectively, for the three months ended September 30, 2001 as compared with the same three month period in 2000. Similarly, the rental property expense components of real estate tax, operating and maintenance, and depreciation and amortization increased approximately $1.3 million, $4.1 million, and $2.8 million, respectively, for the nine months ended September 30, 2001 as compared with the same nine month period in 2000. These rental property expense increases are primarily due to property acquisitions, renovations within the existing portfolio, the completion of certain redevelopment and development projects, and increased snow removal costs during 2001 offset by the disposition of certain shopping center properties.

      Interest expense decreased $1.2 million and $1.1 million for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. These decreases are primarily due to reduced interest costs on the Company's floating-rate revolving credit facility and remarketing reset notes during the three and nine months ended September 30, 2001 as compared to the same periods in 2000.

         The Company has a non-controlling limited partnership interest in Kimco Income REIT ("KIR"), a limited partnership established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages. Equity in income of KIR increased $0.9 million to $3.2 million for the three months ended September 30, 2001, as compared with $2.3 million for the corresponding period in 2000. Similarly, equity in income of KIR increased $2.2 million to $9.1 million for the nine months ended September 30, 2001, as compared with $6.9 million for the corresponding period in 2000. These increases are primarily due to the Company's increased capital investment in KIR. The additional capital investments received by KIR from the Company and its other institutional partners were used to purchase additional shopping center properties throughout calendar year 2000 and during the nine months ended September 30, 2001.

      Effective January 1, 2001, the Company has elected taxable REIT subsidiary status for its wholly-owned development subsidiary ("KDI"). KDI is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion. During the nine months ended September 30, 2001, KDI sold one of its recently completed projects and four out-parcels, in separate transactions, for approximately $36.9 million, which resulted in net gains of approximately $4.3 million after provision for income taxes.

      During March 2001, the Company, through a taxable REIT subsidiary, formed a joint venture (the "Ward Venture") in which the Company has a 50% interest, for purposes of acquiring asset designation rights for substantially all of the real estate property interests of the bankrupt estate of Montgomery Ward LLC and its affiliates. These asset designation rights have provided the Ward Venture the ability to direct the ultimate disposition of the 315 fee and leasehold interests held by the bankrupt estate. The Ward Venture has completed transactions on 258 properties, and the Company has recognized net profits of approximately $12.0 million after provision for income taxes for the nine months ended September 30, 2001. The pre-tax profits from the Ward Venture are included in the Condensed Consolidated Statement of Income in equity in income of other real estate joint ventures, net.

      Other income, net decreased $2.7 million for the three months ended September 30, 2001 as compared with the same period in 2000. The net decrease is primarily due to higher realized gains on the sale of certain marketable equity and debt securities in the three months ended September 30, 2000 as compared to the current quarter. Other income, net increased $1.9 million for the nine months ended September 30, 2001 as compared with the same nine month period in 2000. The net increase is primarily the result of higher interest income, dividend income, and realized gains related to the Company's investment and sale of certain marketable equity and debt securities during the nine months ended September 30, 2001 as compared to the same period in 2000.

      Operating and administrative expenses increased approximately $0.7 million and $2.4 million for the three and nine month periods ended September 30, 2001, respectively, as compared to the same periods in 2000. These increases are primarily due to higher costs related to the growth of the Company including (i) increased senior management and staff levels, (ii) increased system related costs and (iii) other personnel related costs. In addition, the Company issued a stock grant award to a newly appointed executive officer of the Company valued at approximately $1.1 million during 2001.

      During the nine months ended September 30, 2001, the Company, in separate transactions, disposed of four operating properties, including the sale of a property to KIR, comprising approximately 0.6 million square feet of gross leasable area ("GLA"). Cash proceeds from three of these dispositions aggregated approximately $43.5 million, which approximated their aggregate net book value. During May 2001, the Company realized a gain of approximately $3.0 million from the sale of an operating property in Elyria, OH. Cash proceeds from this disposition totaling $5.8 million, together with an additional $7.1 million cash investment, were used to acquire an exchange shopping center property located in Lakeland, FL during August 2001.

      During the nine months ended September 30, 2000, the Company, in separate transactions, disposed of eight shopping center properties comprising 1.1 million square feet of GLA for an aggregate sales price of approximately $19.7 million, including the assignment of $2.6 million of mortgage debt. Net gains on sales of these properties were approximately $2.1 million.

      Net income for the three and nine months ended September 30, 2001 was $59.3 million and $174.7 million, respectively. Net income for the three and nine months ended September 30, 2000 was $51.5 million and $151.2 million, respectively. On a diluted per share basis, net income improved $0.10 and $0.28 for the three and nine month periods ended September 30, 2001, respectively, including the gains on sales of certain operating properties in the respective periods in 2001 and 2000. This improved performance reflects the combined effect of internal growth and property acquisitions in the core portfolio, profits from KDI, income from the investment in KIR and profits from the Ward Venture investment, which strengthened profitability.

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

      During August 2000, the Company established a $250.0 million unsecured revolving credit facility, which is scheduled to expire in August 2003. This credit facility, which replaced the Company's $215.0 million unsecured revolving credit facility has made available funds to both finance the purchase of properties and meet any short-term working capital requirements. As of September 30, 2001, there were no borrowings outstanding under this credit facility.

      The Company also has a $200.0 million medium-term notes ("MTN") program pursuant to which it may, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company's debt maturities.

      In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain non-recourse mortgage financing on selected properties. As of September 30, 2001, the Company had over 350 unencumbered property interests in its portfolio.

      During May 2001, the Company filed a shelf registration statement on Form S-3 for up to $750.0 million of debt securities, preferred stock, depositary shares, common stock and common stock warrants. As of September 30, 2001, the Company had $750.0 million available for issuance under this shelf registration statement.

      In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows which are expected to increase due to property acquisitions and growth in operating income in the existing portfolio and from other sources. Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, repayment of debt, the acquisition of interests in new properties as suitable opportunities arise, and such other factors as the Board of Directors considers appropriate.

      It is management's intention that the Company continually has access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage financings in a manner consistent with its intention to operate with a conservative debt capitalization policy.

      The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and the payment of dividends in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, availability under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flows from operations increased to $253.7 million for the nine months ended September 30, 2001 as compared to $206.7 million for the corresponding period ended September 30, 2000.

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

New Accounting Pronouncements

      Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FASB No. 133"), as amended. FASB No. 133 establishes accounting and reporting standards for derivative instruments. This accounting standard requires the Company to measure derivative instruments at fair value and to record them in the Condensed Consolidated Balance Sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. In addition, the fair value adjustments will be recorded in either stockholders' equity or earnings in the current period based on the designation of the derivative. The effective portions of changes in fair value of cash flow hedges are reported in Other Comprehensive Income ("OCI"), a component of stockholders' equity, and are subsequently reclassified into earnings when the hedged item affects earnings. The changes in fair value of derivative instruments which are not designated as hedging instruments and the ineffective portions of hedges are recorded in earnings for the current period.

      The principal financial instruments currently used by the Company are interest rate swaps, foreign currency exchange forward contracts and warrant contracts. The Company, from time to time, hedges the future cash flows of its floating-rate debt instruments to reduce exposure to interest rate risk principally through interest rate swaps with major financial institutions. The Company has an interest-rate swap agreement on its $110.0 million floating-rate medium-term note which has been designated and qualified as a cash flow hedge. The Company has determined that this swap agreement is highly effective in offsetting future variable interest cash flows related to the Company's debt portfolio. The adoption of FASB No. 133 as of January 1, 2001, resulted in a cumulative transition adjustment of $1.5 million to OCI and a corresponding liability of the same amount. For the nine months ended September 30, 2001, the change in the fair market value of the interest rate swap was $2.7 million and was recorded in OCI.

      During September 2001, the Company entered into a foreign currency forward contract. The Company has designated this foreign currency forward contract as a fair value hedge. The Company expects this forward contract to be highly effective in limiting its exposure to the variability in the fair value of its Canadian ("CAD") $26.3 million investment (approximately USD $16.9 million) as it relates to changes in the exchange rate. The gain or loss on the forward contract will be recognized currently in earnings and the gain or loss on the CAD investment attributable to changes in the exchange rate will be recognized currently in earnings and shall adjust the carrying amount of the hedged investment.

      During September 2001, the Company acquired warrants to purchase the common stock of a Canadian REIT. The Company has designated the warrants as a cash flow hedge of the variability in expected future cash outflows upon purchasing the common stock. The Company has determined the hedged cash outflow is probable and expected to occur prior to the expiration date of the warrant. The Company has determined that the warrant is fully effective and recorded the change in fair value of the warrant in OCI.

      During the next twelve months, the Company expects to reclassify to earnings as expense approximately $3.9 million of the current balance in accumulated OCI.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      As of September 30, 2001, the Company had approximately $227.6 million of floating-rate debt outstanding. The interest rate risk on $110.0 million of such debt has been mitigated through the use of an interest rate swap agreement (the "Swap") with a major financial institution. The Company is exposed to credit risk in the event of non-performance by the counter-party to the Swap. The Company believes it mitigates its credit risk by entering into this Swap with a major financial institution. The Company believes the interest rate risk represented by the remaining $117.6 million of floating-rate debt is not material to the Company or its overall capitalization.

      As of September 30, 2001, the Company had an investment in marketable securities in the amount of CAD $26.3 million (approximately USD $16.9 million as of September 30, 2001). The foreign currency exchange risk has been mitigated through the use of a foreign currency forward contract (the "Forward Contract") with a major financial institution. The Company is exposed to credit risk in the event of non-performance by the counter-party to the Forward Contract. The Company believes it mitigates its credit risk by entering into the Forward Contract with a major financial institution.

      The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of September 30, 2001, the Company had no other material exposure to market risk.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)


                                                                                      September 30,           December 31,
                                                                                           2001                   2000
                                                                                    -------------------    -------------------
Assets:
  Operating real estate, net of accumulated depreciation
    of $435,488 and $391,946, respectively                                                 $ 2,548,199            $ 2,594,872
  Real estate under development                                                                206,224                127,685
  Investment and advances in KIR                                                               162,186                142,437
  Investments and advances in other real estate joint ventures                                  71,305                 61,601
  Investments in retail store leases                                                            10,218                 11,316
  Cash and cash equivalents                                                                     33,654                 19,097
  Marketable securities                                                                         80,984                 63,225
  Accounts and notes receivable                                                                 49,857                 44,673
  Other assets                                                                                 121,578                106,442
                                                                                    -------------------    -------------------
                                                                                           $ 3,284,205            $ 3,171,348
                                                                                    ===================    ===================

Liabilities:
  Notes payable                                                                            $ 1,035,250            $ 1,080,250
  Mortgages payable                                                                            294,094                245,413
  Other liabilities, including minority interests in partnerships                              196,742                141,346
                                                                                    -------------------    -------------------
                                                                                             1,526,086              1,467,009
                                                                                    -------------------    -------------------

Stockholders' Equity:
  Preferred stock, $1.00 par value, authorized 5,000,000 shares
  Class A Preferred Stock, $1.00 par value, authorized 345,000 shares
      Issued and outstanding 300,000 shares                                                        300                    300
      Aggregate liquidation preference $75,000
  Class B Preferred Stock, $1.00 par value, authorized 230,000 shares
      Issued and outstanding 200,000 shares                                                        200                    200
      Aggregate liquidation preference $50,000
  Class C Preferred Stock, $1.00 par value, authorized 460,000 shares
      Issued and outstanding 400,000 shares                                                        400                    400
      Aggregate liquidation preference $100,000
  Class D Convertible Preferred Stock, $1.00 par value, authorized 700,000 shares
      Issued and outstanding 412,489 and 418,254 shares, respectively                              412                    418
      Aggregate liquidation preference $103,122 and $104,564, respectively
  Common stock, $.01 par value, authorized 200,000,000 shares
      Issued and outstanding 64,171,244 and 63,144,859 shares, respectively                        642                    631
  Paid-in capital                                                                            1,850,956              1,819,446
  Cumulative distributions in excess of net income                                             (96,215)              (113,110)
                                                                                    -------------------    -------------------
                                                                                             1,756,695              1,708,285
Accumulated other comprehensive income                                                           3,324                     --
Notes receivable from officer stockholders                                                      (1,900)                (3,946)
                                                                                    -------------------    -------------------
                                                                                             1,758,119              1,704,339
                                                                                    -------------------    -------------------
                                                                                           $ 3,284,205            $ 3,171,348
                                                                                    ===================    ===================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        For the Three and Nine Months ended September 30, 2001 and 2000
                     (in thousands, except per share data)


                                                        Three Months Ended September 30,         Nine Months Ended September 30,

                                                                2001               2000               2001               2000

Revenues from rental property                                 $ 114,295        $ 115,726          $ 353,764          $ 342,949
                                                        ----------------     ------------     --------------     --------------
Rental property expenses:
  Rent                                                            3,405            3,328             10,378             10,110
  Real estate taxes                                              14,406           13,896             42,859             41,575
  Interest                                                       22,141           23,352             67,523             68,575
  Operating and maintenance                                      10,182            9,985             36,271             32,191
  Depreciation and amortization                                  18,490           18,098             55,629             52,852

                                                        ----------------     ------------     --------------     --------------
                                                                 68,624           68,659            212,660            205,303
                                                        ----------------     ------------     --------------     --------------
     Income from rental property                                 45,671           47,067            141,104            137,646
Income from investment in retail store leases                       857              998              2,684              3,035
                                                        ----------------     ------------     --------------     --------------
                                                                 46,528           48,065            143,788            140,681

Equity in income of KIR                                           3,200            2,266              9,123              6,899
Equity in income of other real estate joint ventures, net        22,846            1,260             26,069              3,579
Minority interests in income of partnerships, net                  (351)            (628)            (1,489)            (1,499)
Management fee income                                             1,608            1,404              5,844              4,313
Other income, net                                                 2,406            5,118             16,096             14,152
Operating and administrative expenses                            (7,056)          (6,405)           (21,483)           (19,067)
                                                        ----------------     ------------     --------------     --------------
     Income before gain on sale of shopping center
        properties and income taxes                              69,181           51,080            177,948            149,058

Gain on sale of development properties                              590               --              6,806                 --
Gain on sale of operating properties                                 --              432              3,040              2,109
                                                        ----------------     ------------     --------------     --------------

     Income before income taxes                                  69,771           51,512            187,794            151,167

Provision for income taxes                                      (10,521)              --            (13,138)                --
                                                        ----------------     ------------     --------------     --------------

     Net income                                                $ 59,250         $ 51,512          $ 174,656          $ 151,167
                                                        ================     ============     ==============     ==============

     Net income applicable to common shares                    $ 52,707         $ 44,942          $ 154,973          $ 131,409
                                                        ================     ============     ==============     ==============

     Net income per common share:
           Basic                                                 $0.82            $0.72              $2.43              $2.14
                                                                 ======           ======             ======             =====
           Diluted                                               $0.81            $0.71              $2.40              $2.12
                                                                 ======           ======             ======             =====

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
         For the Three and Nine Months ended September 30, 2001 and 2000
                                 (in thousands)


                                                  Three Months Ended September 30,        Nine Months Ended September 30,

                                                      2001                  2000             2001                2000
                                                ---------------       --------------    --------------     -----------------

Net income                                            $ 59,250             $ 51,512         $ 174,656             $ 151,167
                                                ---------------       --------------    --------------     -----------------
Other comprehensive income:
     Unrealized gains on marketable securities             157                   --             6,084                    --
     Unrealized loss on interest rate swap                (872)                  --            (4,166)                   --
     Unrealized gain on warrants                         1,406                   --             1,406                    --

                                                ---------------       --------------    --------------     -----------------
Other comprehensive income                                 691                   --             3,324                    --
                                                ---------------       --------------    --------------     -----------------


Comprehensive income                                  $ 59,941             $ 51,512         $ 177,980             $ 151,167
                                                ===============       ==============    ==============     =================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months ended September 30, 2001 and 2000
                                 (in thousands)


                                                                                      2001                  2000
                                                                                -----------------      ----------------
Cash flow provided by operations                                                       $ 253,716             $ 206,661
                                                                                -----------------      ----------------
Cash flow from investing activities:
     Acquisition of and improvements to operating real estate                            (50,248)             (117,880)
     Acquisition of and improvements to real estate under development                    (91,176)                    -
     Investment in marketable securities                                                 (29,018)              (28,039)
     Proceeds from sale of marketable securities                                          35,337                 8,744
     Investment in KIR                                                                   (19,500)              (10,066)
     Investments and advances to real estate joint ventures                              (32,809)                 (500)
     Reimbursement of advances to real estate joint ventures                              24,824                     -
     Redemption of minority interests in real estate partnerships                         (5,443)                    -
     Investments in joint ventures                                                       (28,757)                    -
     Investments and advances to affiliated companies                                       (100)               (5,266)
     Investment in mortgage loan receivable                                               (4,500)                    -
     Collection of mortgage loans receivable                                               5,952                 2,967
     Proceeds from sale of operating properties                                           46,766                21,196
     Proceeds from sale of development properties                                         35,928                     -

                                                                                -----------------      ----------------

           Net cash flow used for investing activities                                  (112,744)             (128,844)
                                                                                -----------------      ----------------
Cash flow from financing activities:
     Principal payments on debt, excluding
        normal amortization of rental property debt                                       (4,587)              (17,024)
     Principal payments on rental property debt                                           (3,861)               (3,407)
     Proceeds from mortgage financings                                                    51,230                44,396
     Payment of unsecured obligation                                                          --               (18,172)
     Proceeds from issuance of medium-term notes                                              --               110,000
     Repayment of medium-term notes                                                           --               (60,000)
     Repayment of borrowings under senior term loan                                           --               (52,000)
     Borrowings under revolving credit facility                                           10,000                45,000
     Repayment of borrowings under revolving credit facility                             (55,000)              (45,000)
     Dividends paid                                                                     (157,039)             (140,458)
     Repurchase and retirement of preferred stock                                             --                (2,505)
     Proceeds from issuance of stock                                                      32,842                77,067
                                                                                -----------------      ----------------

            Net cash flow used for financing activities                                 (126,415)              (62,103)
                                                                                -----------------      ----------------

            Change in cash and cash equivalents                                           14,557                15,714
Cash and cash equivalents, beginning of period                                            19,097                28,076
                                                                                -----------------      ----------------
Cash and cash equivalents, end of period                                               $  33,654             $  43,790
                                                                                =================      ================

Interest paid during the period                                                        $  57,025             $  56,499
                                                                                =================      ================

Supplemental schedule of noncash investing/financing activities:

    Acquisition of real estate interests by issuance of stock
        and/or assumption of debt                                                      $  17,220             $  30,986
                                                                                =================      ================

    Investment in real estate joint ventures by issuance of stock
        and contribution of property                                                   $   3,420             $      --
                                                                                =================      ================

    Disposition of real estate interest by assignment of mortgage debt                 $      --             $   2,633
                                                                                =================      ================

    Notes received upon disposition of real estate interests                           $     950             $      --
                                                                                =================      ================

    Notes received upon exercise of stock options                                      $     150             $      --
                                                                                =================      ================

    Declaration of dividends paid in succeeding period                                 $  51,293             $  47,985
                                                                                =================      ================

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

Income Taxes -

      The Company and its qualified REIT subsidiaries file a consolidated federal income tax return. The Company has made an election to qualify, and believes it is operating so as to qualify, as a Real Estate Investment Trust (a "REIT") for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code. However, in connection with the Tax Relief Extension Act of 1999, which became effective January 1, 2001, the Company is now permitted to participate in certain activities which it was previously precluded from in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries under the Code. As such, the Company will be subject to federal and state income taxes on the income from these activities. During the nine months ended September 30, 2001, the Company's provision for federal and state income taxes was approximately $13.1 million relating to activities conducted in its taxable REIT subsidiaries.

Derivative / Financial Instruments -

      Effective January 1, 2001, the Company adopted Statement of Financial Accounting No. 133, Accounting for Derivative Instruments and Hedging Activities ("FASB No. 133"), as amended. FASB No. 133 establishes accounting and reporting standards for derivative instruments. This accounting standard requires the Company to measure derivative instruments at fair value and to record them in the Condensed Consolidated Balance Sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. In addition, the fair value adjustments will be recorded in either stockholders' equity or earnings in the current period based on the designation of the derivative. The effective portions of changes in fair value of cash flow hedges are reported in Other Comprehensive Income ("OCI"), a component of stockholders' equity, and are subsequently reclassified into earnings when the hedged item affects earnings. The changes in fair value of derivative instruments which are not designated as hedging instruments and the ineffective portions of hedges are recorded in earnings for the current period.

      The Company utilizes derivative financial instruments to reduce exposure to fluctuations in interest rates, foreign currency exchange rates and market fluctuation on equity securities. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company has not, and does not plan to enter into financial instruments for trading or speculative purposes. Additionally, the Company has a policy of only entering into derivative contracts with major financial institutions. The principal financial instruments used by the Company are interest rate swaps, foreign currency exchange forward contracts and warrant contracts. In accordance with the provisions of FASB No. 133, these derivative instruments were designated and qualified as cash flow hedges.

Earnings Per Share -

      The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

                                         Three Months Ended       Nine Months Ended
                                           September 30,            September 30,
                                         2001          2000       2001         2000
                                         ----          ----       ----         ----
Computation of Basic Earnings Per
  share:

Net income applicable to common
   Shares                            $ 52,707      $ 44,942   $ 154,973     $ 131,409

Weighted average common shares
   outstanding                         64,125        62,307      63,744        61,362
                                     --------      --------   ---------     ---------

Basic Earnings Per Share             $   0.82      $   0.72   $    2.43     $    2.14
                                     ========      ========   =========     =========

                                            Three Months Ended          Nine Months Ended
                                              September 30,               September 30,
                                            2001          2000          2001         2000
                                            ----          ----          ----         ----
Computation of Diluted Earnings
  Per Share:

Net income applicable to common
   shares                               $ 52,707       $44,942      $154,973      $131,409

Dividends on Class D Convertible
   Preferred Stock                         1,934            --(a)      5,854            --(a)
                                        --------      --------      --------      --------


Net income for diluted earnings per
   share                                $ 54,641       $44,942      $160,827      $131,409
                                        --------      --------      --------      --------

Weighted average common shares
   outstanding - Basic                    64,125        62,307        63,744        61,362

Effect of dilutive securities:

Stock options                                816           785           724           700

Assumed conversion of Class D
   Preferred Stock to Common Stock         2,577            --(a)      2,591            --(a)
                                        --------      --------      --------      --------


Shares for diluted earnings per
   share                                  67,518        63,092        67,059        62,062
                                        --------      --------      --------      --------

Diluted Earnings Per Share              $   0.81      $   0.71      $   2.40      $   2.12
                                        ========      ========      ========      ========

(a) In 2000, the effect of the assumed conversion of the Class D Preferred Stock had an anti-dilutive effect upon the calculation of net income per common share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per common share.

2.    Property Acquisitions / Other Investments

Property Acquisitions -

      Effective January 1, 2001, the Company has elected taxable REIT subsidiary status for its wholly-owned development subsidiary ("KDI"). During the nine months ended September 30, 2001, KDI acquired seven land parcels, in separate transactions, for the ground-up development of shopping centers and subsequent sales thereof upon completion for an aggregate purchase price of approximately $38.6 million, including the assumption of approximately $5.9 million in debt encumbering one of the properties.

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

      During the nine months ended September 30, 2001, the Company acquired interests in two shopping center properties, in separate transactions, comprising approximately 0.3 million square feet of GLA, in two states for an aggregate purchase price of approximately $19.1 million.

Other Investments -

      During March 2001, the Company, through a taxable REIT subsidiary, formed a joint venture (the "Ward Venture") in which the Company has a 50% interest, for purposes of acquiring asset designation rights for substantially all of the real estate property interests of the bankrupt estate of Montgomery Ward LLC and its affiliates. These asset designation rights have provided the Ward Venture the ability to direct the ultimate disposition of the 315 fee and leasehold interests held by the bankrupt estate. The asset designation rights expire in February 2002 for the leasehold positions and December 2004 for the fee owned locations. During the marketing period, the Ward Venture will be responsible for all carrying costs associated with the properties until the site is designated to a user.

      The Ward Venture has completed transactions on 258 properties, and the Company has recognized net profits of approximately $12.0 million after provision for income taxes for the nine months ended September 30, 2001. The pre-tax profits from the Ward Venture are included in the Condensed Consolidated Statement of Income in equity in income of other real estate joint ventures, net.

      During August 2001 the Company, through a joint venture in which the Company has a 50% interest, provided $27.5 million of debtor in possession financing to a national retailer. This loan is secured by the real estate and leases owned by the national retailer.

3.    Property Dispositions

      During the nine months ended September 30, 2001, the Company disposed of four operating properties, in separate transactions, including the sale of a property to KIR, comprising approximately 0.6 million square feet of GLA. Cash proceeds from three of these dispositions aggregated approximately $43.5 million, which approximated their aggregate net book value. During May 2001, the Company realized a gain of approximately $3.0 million from the sale of an operating property in Elyria, OH. Cash proceeds of $5.8 million, together with an additional $7.1 million cash investment, were used to acquire an exchange shopping center property in Lakeland, FL during August 2001.

      During the nine months ended September 30, 2001, KDI sold one of its recently completed projects and four out-parcels, in separate transactions, for approximately $36.9 million, which resulted in net gains of approximately $4.3 million after provision for income taxes.

4.    Investment and Advances in KIR

      During 1998, the Company formed Kimco Income REIT ("KIR"), a limited partnership established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages. The Company holds a non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting. The Company's equity in income of KIR for the nine months ended September 30, 2001 and 2000 was approximately $9.1 million and $6.9 million, respectively.

      In addition, KIR entered into a master management agreement with the Company, whereby the Company will perform services for fee relating to the management, operation, supervision and maintenance of the joint venture properties. For the nine months ended September 30, 2001 and 2000, the Company earned management fees of approximately $2.4 million and $1.4 million, respectively.

      During the nine months ended September 30, 2001 the Company contributed $19.5 million in cash and $2.6 million in property to KIR in connection with its subscription agreement.

5.    Investment in Retail Store Leases

      Income from the investment in retail store leases for the nine months ended September 30, 2001 and 2000 represents sublease revenues of approximately $12.9 million and $14.3 million, respectively, less related expenses of $9.1 million and $10.2 million, respectively, and amounts, which in management's estimation, reasonably provide for the recovery of the investment over a period representing the expected remaining term of the retail store leases.

6.    Debt Financings

      During the nine months ended September 30, 2001, the Company obtained four individual non-recourse mortgage loans of which three are on Kmart anchored locations, providing aggregate proceeds to the Company of approximately $51.2 million. These ten-year loans mature in 2011 and have effective interest rates ranging from 7.31% to 7.64% per annum.

7.    Financial Instruments:  Derivatives and Hedging

      The Company is exposed to the effect of changes in interest rates, foreign currency exchange rate fluctuations and market value fluctuations of equity securities. The Company limits these risks by following established risk management policies and procedures including the use of derivatives.

      The principal financial instruments currently used by the Company are interest rate swaps, foreign currency exchange forward contracts and warrant contracts. In accordance with the provisions of FASB No. 133, these derivative instruments were designated and qualified as cash flow hedges. The Company (i) utilizes interest rate swaps as they are determined to be highly effective in offsetting the future variable interest cash flows related to the Company's debt portfolio (ii) employs forward contracts in connection with its Canadian ("CAD") investments to reduce exposure to fluctuations in foreign currency exchange rates and (iii) utilizes warrant contracts to reduce exposure to variability in expected future cash outflows related to the future purchase of equity securities.

      The following table summarizes the notional values and fair values of the Company's derivative financial instruments as of September 30, 2001:

                                               Notional                                      Fair
             Hedge Type                          Value              Rate      Maturity       Value
             ----------                          -----              ----      --------       -----
Interest Rate Swap - cash               $110.0 million             6.615%      8/2/02     ($4.2) million
   flow
Foreign   Currency  Forward  -          CAD $ 26.3 million         1.561       9/6/02      $0.3 million
   cash flow
Warrants - cash flow                    2,500,000                CAD $11.02    9/7/06      $1.4 million
                                        shares of common stock

      As of September 30, 2001, the derivative instruments were reported at their fair value as other liabilities of $4.2 million and other assets of $1.7 million. The Company anticipates a reclassification to earnings from OCI of approximately $3.9 million over the next 12 months.

8.    Pro Forma Financial Information

      As discussed in Notes 2 and 3, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the nine months ended September 30, 2001. The pro forma financial information set forth below is based upon the Company's historical Condensed Consolidated Statements of Income for the nine months ended September 30, 2001 and 2000, adjusted to give effect to these transactions as of January 1, 2000.

      The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred as of January 1, 2000, nor does it purport to represent the results of future operations. (Amounts presented in millions, except per share figures).


                                          Nine Months Ended September 30,
                                            2001                    2000
                                            ----                    ----
Revenues from rental property            $  352.0                 $  341.1
Net income                               $  172.3                 $  152.1
Net income per common share:
              Basic                      $   2.39                 $   2.16
                                         ========                 ========
              Diluted                    $   2.36                 $   2.13
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






                                        KIMCO REALTY CORPORATION




November 8, 2001                        /s/  Milton Cooper
----------------                        ----------------------------------
(Date)                                  Milton Cooper
                                        Chairman of the Board





November 8, 2001                        /s/  Michael V. Pappagallo
----------------                        ----------------------------------
(Date)                                  Michael V. Pappagallo
                                        Chief Financial Officer