Form 10-K405
period 2001-12-31
KIMCO REALTY CORP
filed 2002-03-22
CIK 879101

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2001

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                 to
                               ---------------    -----------------

Commission file number 1-10899


                            Kimco Realty Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Maryland                                      13-2744380
  ------------------------             -------------------------------------
  (State of incorporation)              (I.R.S. Employer Identification No.)

3333 New Hyde Park Road, New Hyde Park, NY              11042-0020
-------------------------------------------------------------------------------
(Address of principal executive offices)                 Zip Code

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

Securities registered pursuant to Section 12(g) of the Act:
                                   None
-------------------------------------------------------------------------------


         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes X No Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2.7 billion based upon the closing price on the New York Stock Exchange for such stock on February 1, 2002.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                   104,306,463 shares as of February 1, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE


Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on May 14, 2002.

Index to Exhibits begins on page 41.

                                TABLE OF CONTENTS

                                                                       Form
                                                                       10-K
                                                                      Report
Item No.                                                               Page
--------                                                               ----

                                     PART I

 1.      Business . . . . . . . . . . . . . . . . . . . . . . . . . .    4

 2.      Properties . . . . . . . . . . . . . . . . . . . . . . . . .   15

 3.      Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .   17

 4.      Submission of Matters to a Vote of Security Holders  . . . .   17

         Executive Officers and other Significant Employees
            of the Registrant . . . . . . . . . . . . . . . . . . . .   25


                                     PART II

 5.      Market for the Registrant's Common Equity
           and Related Shareholder Matters  . . . . . . . . . . . . .   27

 6.      Selected Financial Data  . . . . . . . . . . . . . . . . . .   28

 7.      Management's Discussion and Analysis of Financial
           Condition and Results of Operations  . . . . . . . . . . .   30

 7A.     Quantitative and Qualitative Disclosures About Market Risk. .  38

 8.      Financial Statements and Supplementary Data  . . . . . . . .   38

 9.      Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure  . . . . . . . . . . .   38



                                    PART III

10.      Directors and Executive Officers of the Registrant . . . . .   39

11.      Executive Compensation . . . . . . . . . . . . . . . . . . .   39

12.      Security Ownership of Certain Beneficial Owners and
           Management . . . . . . . . . . . . . . . . . . . . . . . .   39

13.      Certain Relationships and Related Transactions . . . . . . .   39



                                     PART IV

14.      Exhibits, Financial Statements, Schedules and Reports on
           Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .  40

                                     PART I

                           FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, together with other statements and information publicly disseminated by Kimco Realty Corporation (the "Company" or "Kimco") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company's control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity or debt financing on favorable terms, (iv) changes in governmental laws and regulations, (v) the level and volatility of interest rates (vi) the availability of suitable acquisition opportunities and (vii) increases in operating costs. Accordingly, there is no assurance that the Company's expectations will be realized.


                                   SHARE SPLIT

As of December 21, 2001, the Company effected a three-for-two split (the "Stock Split") of the Company's common stock in the form of a stock dividend paid to stockholders of record on December 10, 2001. All common share and per common share data included in this annual report on Form 10-K and the accompanying Consolidated Financial Statements and Notes thereto have been adjusted to reflect this Stock Split.


Item 1.  Business

General

Kimco Realty Corporation, a Maryland corporation, is one of the nation's largest owners and operators of neighborhood and community shopping centers. The Company is a self-administered real estate investment trust ("REIT") and manages its properties through present management, which has owned and operated neighborhood and community shopping centers for over 35 years. The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of February 1, 2002, the Company's portfolio was comprised of 520 property interests including 448 neighborhood and community shopping center properties, two regional malls, 49 retail store leases, 17 ground-up development projects, three parcels of undeveloped land and one distribution center totaling approximately 71.1 million square feet of leasable space located in 42 states and Canada. The Company's portfolio includes 64 shopping center properties comprising approximately 12.0 million square feet (the "KIR Portfolio") relating to the Kimco Income REIT ("KIR"), a joint venture arrangement with institutional investors established for the purpose of investing in high quality retail properties financed primarily with individual non-recourse mortgage debt (See Recent Developments - Kimco Income REIT ("KIR") and Note 3 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K). The Company believes its portfolio of neighborhood and community shopping center properties is the largest (measured by gross leasable area ("GLA")) currently held by any publicly-traded REIT.

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

The Company's growth through its first fifteen years resulted primarily from the ground-up development and construction of its shopping centers. By 1981, the Company had assembled a portfolio of 77 properties that provided an established source of income and positioned the Company for an expansion of its asset base. At that time, the Company revised its growth strategy to focus on the acquisition of existing shopping centers and creating value through the redevelopment and re-tenanting of those properties. As a result of this strategy, substantially all of the operating shopping centers added to the Company's portfolio since 1981 have been through the acquisition of existing shopping centers.

During 1998, the Company, through a merger transaction, completed the acquisition of The Price REIT, Inc., a Maryland corporation, (the "Price REIT"). Prior to the merger, Price REIT was a self-administered and self-managed equity REIT that was primarily focused on the acquisition, development, management and redevelopment of large retail community shopping center properties concentrated in the western part of the United States. In connection with the merger, the Company acquired interests in 43 properties, located in 17 states. With the completion of the Price REIT merger, the Company expanded its presence in certain western states including California, Arizona and Washington. In addition, Price REIT had strong ground-up development capabilities. These development capabilities, coupled with the Company's own construction management expertise, provides the Company, on a selective basis, the ability to pursue ground-up development opportunities.

Also, during 1998, the Company formed KIR, an entity in which the Company held a 99.99% limited partnership interest. KIR was established for the purpose of investing in high quality properties financed primarily with individual non-recourse mortgages. The Company believes that these properties are appropriate for financing with greater leverage than the Company traditionally uses. At the time of formation, the Company contributed 19 properties to KIR, each encumbered by an individual non-recourse mortgage. During 1999, KIR sold a significant interest in the partnership to institutional investors. As of December 31, 2001, the Company holds a 43.3% non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting (See Recent Developments - Kimco Income REIT ("KIR") and Note 3 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).

In connection with the Tax Relief Extension Act of 1999 (the "RMA") which became effective January 1, 2001, the Company is now permitted to participate in activities which it was precluded from previously in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries, is engaged in various retail real estate related opportunities, including (i) merchant building through its wholly owned taxable REIT subsidiary, Kimco Developers, Inc. ("KDI"), which is primarily engaged in the ground-up development of neighborhood and community shopping centers and subsequent sale thereof upon completion (see Recent Developments - Kimco Developers, Inc. ("KDI")), (ii) retail real estate advisory and disposition services which primarily focus on leasing and disposition strategies for real estate property interests of distressed retailers and (iii) acting as an agent or principal in connection with tax deferred exchange transactions. The Company will consider other investments through taxable REIT subsidiaries should suitable opportunities arise.


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

The Company's neighborhood and community shopping center properties are designed to attract local area customers and typically are anchored by a discount department store, a supermarket or drugstore tenant offering day-to-day necessities rather than high-priced luxury items. The Company may either purchase or lease income-producing properties in the future, and may also participate with other entities in property ownership through partnerships, joint ventures or similar types of co-ownership. Equity investments may be subject to existing mortgage financing and/or other indebtedness. Financing or other indebtedness may be incurred simultaneously or subsequently in connection with such investments. Any such financing or indebtedness will have priority over the Company's equity interest in such property. The Company may make loans to joint ventures in which it may or may not participate in the future.

While the Company has historically held its properties for long-term investment, and accordingly has placed strong emphasis on its ongoing program of regular maintenance, periodic renovation and capital improvement, it is possible that properties in the portfolio may be sold, in whole or in part, as circumstances warrant, subject to REIT qualification rules.

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. At December 31, 2001, the Company's single largest neighborhood and community shopping center, excluding the KIR Portfolio, accounted for only 1.5% of the Company's annualized base rental revenues and only 0.9% of the Company's total shopping center GLA. At December 31, 2001, the Company's five largest tenants, excluding the KIR Portfolio, include Kmart Corporation (see Subsequent Events - Kmart Bankruptcy), Kohl's, The Home Depot, TJX Companies, and Wal-Mart, which represent approximately 12.6%, 3.1%, 2.5%, 1.9% and 1.7%, respectively, of the Company's annualized base rental revenues.

In connection with the RMA, which became effective January 1, 2001, the Company has expanded its investment and operating strategy to include new retail real estate related opportunities which the Company was precluded from previously in order to maintain its qualification as a REIT. As such, the Company, has established a merchant building business through its KDI subsidiary. KDI makes selective acquisitions of land parcels for the ground-up development of neighborhood and community shopping centers and subsequent sale thereof upon completion. Additionally, the Company has developed a retail property solutions business which specializes in real estate advisory and disposition services of real estate controlled by distressed and/or bankrupt retailers. These services may include assistance with inventory and fixture liquidation in connection with going-out-of-business sales. The Company may participate with other entities in providing these advisory services through partnerships, joint ventures or other co-ownership arrangements. The Company, as a regular part of its investment strategy, will continue to actively seek investments for its taxable REIT subsidiaries.

The Company emphasizes equity real estate investments including preferred equity investments, but may, at its discretion, invest in mortgages, other real estate interests and other investments. The mortgages in which the Company may invest may be either first mortgages, junior mortgages or other mortgage-related securities.

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


Capital Strategy and Resources

The Company intends to operate with and maintain a conservative capital structure with a level of debt to total market capitalization of approximately 50% or less. As of December 31, 2001, the Company's level of debt to total market capitalization was 27%. In addition, the Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings. As of December 31, 2001, the Company had a debt service coverage ratio of 3.9 times and a fixed charge coverage ratio of 3.2 times.

Since the completion of the Company's IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $2.3 billion for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.

The Company has a $250.0 million, unsecured revolving credit facility, which is scheduled to expire in August 2003. This credit facility, which replaced the Company's $215.0 million unsecured revolving credit facility, has made available funds to both finance the purchase of properties and meet any short-term working capital requirements. As of December 31, 2001 there were no borrowings outstanding under this unsecured revolving credit facility.

The Company also has a $200.0 million medium-term notes program (the "MTN program") pursuant to which it may from time to time offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs, and (ii) managing the Company's debt maturities. (See Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

In addition to the public debt and equity markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties. As of December 31, 2001, the Company had over 380 unencumbered property interests in its portfolio representing over 87% of the Company's net operating income.

It is management's intention that the Company continually have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage financings in a manner consistent with its intention to operate with a conservative debt capitalization policy.

During May 2001, the Company filed a shelf registration on Form S-3 for up to $750.0 million of debt securities, preferred stock, depositary shares, common stock and common stock warrants. As of February 1, 2002, the Company had approximately $625.7 million available for issuance under this shelf registration statement.

The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and the payment of dividends in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, free cash flow generated by the operating business, availability under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flow from operations increased to $287.4 million for the year ended December 31, 2001, as compared to $250.5 million for the year ended December 31, 2000.

Competition

As one of the original participants in the growth of the shopping center industry and one of the nation's largest owners and operators of neighborhood and community shopping centers, the Company has established close relationships with a large number of major national and regional retailers and maintains a broad network of industry contacts. Management is associated with and/or actively participates in many shopping center and REIT industry organizations. Notwithstanding these relationships, there are numerous regional and local commercial developers, real estate companies, financial institutions and other investors who compete with the Company for the acquisition of properties and in seeking tenants who will lease space in the Company's properties.

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

Risk Factors

Set forth below are the material risks associated with the purchase and ownership of the securities of the Company. As an owner of real estate, the Company is subject to certain business risks arising in connection with the underlying real estate, including, among other factors, (i)defaults of major tenants due to bankruptcy, insolvency and/or general downturn in their business which could reduce the Company's cash flow, (ii) major tenants not renewing their leases as they expire or renew at lower rental rates which could reduce the Company's cash flow, (iii) changes in retailing trends which could reduce the need for shopping centers, (iv) potential liability for future or unknown environmental issues, (v) changes in real estate and zoning laws and competition from other real estate owners which could make it difficult to lease or develop properties, and (vi) the inability to acquire capital, either in the form of debt or equity, on satisfactory terms to fund the Company's cash requirements. The success of the Company also depends upon trends in the economy, including, but not limited to, interest rates, income tax laws, governmental regulations and legislation and population trends. Additionally, the Company is subject to complex regulations related to its status as a REIT and would be adversely affected if it failed to maintain its qualification as a REIT.

Operating Practices

Nearly all operating functions, including leasing, legal, construction, data processing, maintenance, finance and accounting, are administered by the Company from its executive offices in New Hyde Park, New York. The Company believes it is critical to have a management presence in its principal areas of operation and accordingly, the Company maintains regional offices in Margate, Orlando and Tampa, Florida; Philadelphia, Pennsylvania; Dallas, Texas; Dayton and Cleveland, Ohio; Lisle and Chicago, Illinois; Charlotte, North Carolina; Phoenix and Tucson, Arizona; Jonesboro, Georgia; Woodbridge, Virginia and Los Angeles, San Francisco and Sacramento, California. A total of 305 persons are employed at the Company's executive and regional offices.

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

The Company also employs a total of 50 persons at several of its larger properties in order to more effectively administer its maintenance and security responsibilities.

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

In connection with the RMA, which became effective January 1, 2001, the Company is now permitted to participate in activities which the Company was precluded from previously in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. The primary activities conducted by the Company in its taxable REIT subsidiaries during 2001 include, but are not limited to, (i) the ground-up development of shopping center properties and subsequent sale thereof upon completion (see Recent Developments - Kimco Developers, Inc. ("KDI")) and (ii) real estate advisory and disposition services provided in connection with the asset designation rights obtained from the bankrupt estate of Montgomery Ward (see Recent Developments - Other Real Estate Joint Venture Investments - Montgomery Ward Asset Designation Rights). As such, the Company was subject to federal income tax on the income from these activities.

Recent Developments

Stock Split -

On October 24, 2001, the Company's Board of Directors declared a three-for-two split of the Company's common stock which was effected in the form of a stock dividend paid on December 21, 2001 to stockholders of record on December 10, 2001. The Board, in taking this action, indicated a desire to increase the number of shares outstanding and thereby broaden the base of investors in the Company's common stock. All share and per share data included in this annual report on Form 10-K and the accompanying Consolidated Financial Statements and Notes thereto have been adjusted to reflect this Stock Split.

Operating Properties -

         Acquisitions -

During the year ended December 31, 2001, the Company and its affiliates acquired interests in three operating properties located in three states, comprising approximately 0.4 million square feet of GLA for an aggregate purchase price of approximately $21.1 million as follows:

In May 2001, the Company acquired Wakefield Commons shopping center located in Raleigh, NC for a purchase price of approximately $6.2 million. This shopping center is anchored by Kroger Corporation and contains approximately 84,000 square feet of GLA.

In August 2001, the Company acquired Merchants Walk shopping center located in Lakeland, FL for a purchase price of approximately $12.9 million. This shopping center is anchored by Ross Stores and Steinmart and contains approximately 230,000 square feet of GLA.

In December 2001, the Company acquired Bangor shopping center located in Bangor, ME for a purchase price of approximately $2.0 million. This shopping center is anchored by Burlington Coat Factory and has approximately 86,000 square feet of GLA.

The Company, as a regular part of its business operations, will continue to actively seek properties for acquisition, which have below market-rate leases or other cash flow growth potential.

         Dispositions -

During 2001, the Company, in separate transactions, disposed of three operating properties (including the sale of a property to KIR - see Recent Developments - Kimco Income REIT ("KIR")) and a portion of another operating property. Cash proceeds from these dispositions aggregated approximately $46.7 million, which resulted in a net gain of approximately $3.0 million. Details of these transactions are as follows:

During January 2001, the Company disposed of an operating property located in Jennings, MO. Cash proceeds from this disposition totaled approximately $2.2 million, which approximated net book value.

During May 2001, the Company disposed of an operating property located in Elyria, OH. Cash proceeds from this disposition totaling approximately $5.8 million, together with an additional $7.1 million cash investment, were used to acquire an exchange shopping center property located in Lakeland, FL during August 2001. The sale of this property resulted in a gain of approximately $3.0 million.

Additionally, during May 2001, the Company disposed of a portion of an operating property located in Sanford, FL. Cash proceeds from this disposition totaled approximately $4.3 million which approximated net book value.

During June 2001, the Company sold an operating property located in Bridgewater, NJ to KIR for a purchase price of $37.0 million which approximated net book value. KIR paid the Company $34.4 million in cash and the Company contributed the remaining $2.6 million of equity in the property in satisfaction of its equity contribution commitment.

         Redevelopments -

The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace. During 2001, the Company substantially completed the redevelopment and re-tenanting of various operating properties. The Company expended approximately $29.5 million in connection with these major redevelopments and re-tenanting projects during 2001. The Company is currently involved in redeveloping several other shopping centers in the existing portfolio. The Company anticipates its capital commitment toward these and other redevelopment projects will be approximately $30.0 million to $50.0 million during 2002.

Kimco Developers, Inc. ("KDI") -

Effective January 1, 2001, the Company has elected taxable REIT subsidiary status for its wholly-owned subsidiary, KDI. KDI is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion. As of December 31, 2001, KDI had in progress 15 ground-up development projects located in seven states. These projects had substantial pre-leasing prior to the commencement of construction. During 2001, KDI expended approximately $119.4 million in connection with the purchase of land and construction costs related to these projects. These projects are currently proceeding on schedule and in line with the Company's budgeted costs. The Company anticipates its capital commitment toward these and other development projects will be approximately $140.0 million to $160.0 million during 2002. The proceeds from the sales of the completed ground-up development projects during 2002 are expected to be sufficient to fund these anticipated capital requirements.

         KDI Acquisitions -

During the year ended December 31, 2001, KDI acquired eight land parcels for the ground-up development of shopping centers and subsequent sales thereof upon completion for an aggregate purchase price of approximately $40.2 million, including the assumption of approximately $5.9 million of construction financing encumbering one of the properties, as follows:

During January 2001, KDI acquired a land parcel located in Columbus, OH for the development of the Orange Township shopping center for a purchase price of approximately $5.4 million. Additionally, during January 2001, KDI acquired a 50% interest in a land parcel in Raleigh, NC for the development of Wakefield Crossings shopping center for a purchase price of approximately $4.0 million.

During March 2001, KDI acquired a 50% interest in a land parcel located in Tampa, FL for the development of Northwoods Center for a purchase price of approximately $2.7 million.

During May 2001, KDI acquired a 65% interest in a land parcel located in Houston, TX for the development of Tomball Crossings shopping center for a purchase price of approximately $2.1 million. Additionally, during May 2001, KDI acquired a 60% interest in a land parcel located in Raleigh, NC for the development of Wakefield Commons Phase II for a purchase price of approximately $6.5 million including the assumption of approximately $5.9 million in construction financing encumbering the property.

During July 2001, KDI acquired a land parcel located in Hillsborough, NJ for the development of Hillsborough Promenade for a purchase price of approximately $15.0 million. KDI paid $3.7 million in cash and provided an $11.3 million letter of credit as collateral for the balance of the purchase price which is due in April 2002. Additionally, during July 2001, KDI acquired a 50% interest in a land parcel located in Fountain Hills, AZ for the development of Four Peaks Plaza for a purchase price of approximately $2.9 million.

During November 2001, KDI acquired a 50% interest in a land parcel located in Gilbert Fiesta, AZ for the development of Gilbert Fiesta shopping center for a purchase price of approximately $1.6 million.

         KDI Dispositions -

During the year ended December 31, 2001, KDI sold two of its recently completed projects and five out-parcels for approximately $61.3 million, which resulted in net gains of approximately $8.1 million after provision for income taxes, as follows:

During January 2001, KDI disposed of Casa Paloma shopping center, a completed ground-up development project located in Chandler, AZ, for approximately $32.5 million, which resulted in a net gain of approximately $3.5 million after provision for income taxes.

During August 2001, KDI disposed of an out-parcel located in Cedar Hills, TX, for an aggregate purchase price of approximately $0.6 million, which resulted in a net gain of approximately $0.3 million after provision for income taxes.

During May 2001, KDI disposed of an out-parcel at Home Depot Plaza located in Houston, TX for approximately $1.1 million. A second out-parcel was disposed of in August 2001 for approximately $2.7 million. The remainder of the project was sold in October 2001 for approximately $20.6 million. These sales resulted in net gains of approximately $3.2 million after provision for income taxes.

During December 2001, KDI sold four out-parcels located in San Antonio, TX for approximately $3.8 million, which resulted in net gains of approximately $1.1 million after provision for income taxes.

Kimco Select Investments ("Kimco Select") -

Kimco Select, a New York general partnership, was formed in 1997 to provide the Company, through its 90% ownership interest, the opportunity to make investments outside of its core neighborhood and community shopping center business. Kimco Select is managed by David M. Samber, formerly President and Chief Operating Officer of the Company who owns the remaining 10% interest in Kimco Select. Although potential investments may be largely retail-focused, Kimco Select may invest in other asset categories. Kimco Select will focus on investments where the intrinsic value in the underlying assets may provide potentially superior returns relative to the inherent risk. These investments may be in the form of direct ownership of real estate, mortgage loans, public and private debt and equity securities that Kimco Select believes are undervalued, unoccupied properties, properties leased to troubled or bankrupt tenants and other assets.

During 2001, Kimco Select (i) acquired certain public bonds for an aggregate purchase price of approximately $7.1 million, (ii) sold certain public bonds for an aggregate sales price of approximately $14.7 million resulting in net gains of approximately $2.0 million and (iii) sold an interest in a mortgage receivable for approximately $6.0 million which resulted in a net gain of approximately $0.7 million.

During December 2001, the Company purchased the remaining 10% interest in Kimco Select from Mr. Samber, who continues to serve as the Chief Executive Officer of Kimco Select, for an aggregate purchase price of approximately $1.7 million.

Kimco Select also has investments in (i) a joint venture which owns an office building in Miami, FL, (ii) a joint venture which has participating interests in first and second mortgages, (iii) nine retail properties, and (iv) four properties which are anchored by ambulatory care facilities with complementary retail space. As of December 31, 2001, Kimco Select had total investments of approximately $98.0 million.

Kimco Income REIT ("KIR") -

During 1998, the Company formed KIR, an entity that was established for the purpose of investing in high quality real estate properties financed primarily with individual non-recourse mortgages. These properties include, but are not limited to, fully developed properties with strong, stable cash flows from credit-worthy retailers with long-term leases. The Company originally held a 99.99% limited partnership interest in KIR. Subsequent to KIR's formation, the Company sold a significant portion of its original interest to an institutional investor and admitted three other limited partners. As of December 31, 2001, KIR has received total capital commitments of $569.0 million, of which the Company subscribed for $247.0 million and the four limited partners subscribed for $322.0 million. The Company has a 43.3% non-controlling limited partnership interest in KIR and accounts for its investment under the equity method of accounting.

During 2001, the limited partners in KIR contributed $71.0 million towards their respective capital commitments, including $30.8 million by the Company, of which $2.6 million was in the form of a real estate contribution. As of December 31, 2001, KIR had unfunded capital commitments of $184.0 million, including $79.7 million from the Company.

During 2001, KIR purchased 12 shopping center properties (including one property from the Company for $37.0 million), in separate transactions, aggregating approximately 2.9 million square feet of GLA for approximately $349.0 million, including the assumption of approximately $40.2 million of mortgage debt encumbering two of the properties.

During December 2001, KIR disposed of a shopping center property in Lake Mary, FL for an aggregate sales price of approximately $2.4 million. This disposition resulted in a gain of approximately $0.5 million. Proceeds from this sale will be used to acquire an exchange shopping center property.

As of December 31, 2001, the KIR portfolio was comprised of 64 shopping center properties aggregating approximately 12.0 million square feet of GLA located in 20 states.

During 2001, KIR obtained individual non-recourse, non-cross collateralized fixed-rate mortgages aggregating approximately $280.0 million on 14 of its previously unencumbered properties with terms ranging from 7 to 10 years and rates ranging from 6.76% to 7.69% per annum. The net proceeds were used to finance the acquisition of various shopping center properties.

KIR maintains a $100.0 million secured revolving credit facility with a syndicate of banks, which is scheduled to expire in November 2002. This facility is collateralized by the unfunded subscriptions of certain partners, including those of the Company. Under the terms of the facility, funds may be borrowed for general corporate purposes including the acquisition of institutional quality properties. Borrowings under the facility accrue interest at LIBOR plus 0.80%. As of December 31, 2001, there was $15.0 million outstanding under this facility.

Other Real Estate Joint Venture Investments -

         Montgomery Ward Asset Designation Rights -

During March 2001, the Company, through a taxable REIT subsidiary, formed a joint venture (the "Ward Venture") in which the Company has a 50% interest, for purposes of acquiring asset designation rights for substantially all of the real estate property interests of the bankrupt estate of Montgomery Ward LLC and its affiliates. These asset designation rights have provided the Ward Venture the ability to direct the ultimate disposition of the 315 fee and leasehold interests held by the bankrupt estate. The asset designation rights expire in August 2002 for the leasehold positions and December 2004 for the fee owned locations. During the marketing period, the Ward Venture will be responsible for all carrying costs associated with the properties until the property is designated to a user.

As of December 31, 2001, the Ward Venture has completed transactions on 271 properties, and the Company has recognized net profits of approximately $20.9 million after provision for income taxes for the year ended December 31, 2001. The pre-tax profits from the Ward Venture of approximately $34.6 million are included in the Consolidated Statements of Income in the caption Equity in income of other real estate joint ventures, net for the year ended December 31, 2001.

         RioCan Investments -

During September 2001, the Company purchased 2.5 million units of RioCan Real Estate Investment Trust ("RioCan", Canada's largest publicly traded REIT measured by GLA). The Company paid a price of $10.50 per unit in Canadian Dollars ("CAD"), or approximately CAD $26.3 million (approximately USD $16.9 million). In connection with this transaction, the Company was also granted 2.5 million warrants of RioCan. Each warrant entitles the Company to obtain one trust unit of RioCan at any time during the next 5 years at an exercise price of CAD $11.02.

During October 2001, the Company formed a joint venture (the "RioCan Venture") with RioCan in which the Company has a 50% interest, to acquire retail properties and development projects in Canada. The acquisition and development projects are to be sourced and managed by RioCan and are subject to review and approval by a joint oversight committee consisting of RioCan management and the Company's management personnel. During October 2001, the RioCan Venture acquired a portfolio of four shopping center properties for an aggregate purchase price of CAD $170.0 million (approximately USD $107.8 million), including the assumption of approximately CAD $108.5 million (approximately USD $68.8 million) in mortgage debt. The Company has committed a total equity investment of up to CAD $150.0 million for the acquisition of retail properties and development projects. Capital contributions will only be required as suitable opportunities arise and are agreed to by the Company and RioCan.

         Kimco / G.E. Joint Venture -

During October 2001, the Company formed a joint venture (the "GE Venture") with GE Capital Real Estate ("GECRE"), in which the Company has a 20% interest. The purpose of this joint venture is to acquire established, high-growth potential retail properties in the United States. The initial funding for this venture will consist of an equity pool of up to $250.0 million, provided $50.0 million by the Company and $200.0 million by GECRE. The Company will be responsible for the day-to-day management, redevelopment and leasing of the properties acquired and will be paid fees for those services. In addition, the Company will earn fees related to the acquisition and disposition of properties by the GE Venture. Capital contributions will only be required as suitable opportunities arise and are agreed to by the Company and GECRE. Currently, the GE Venture is evaluating certain portfolios of properties for potential acquisition.

         Other -

During March 2001, the Company exercised its option to acquire a 50% interest in a joint venture from KC Holdings, Inc. ("KC Holdings"), an entity formed in connection with the Company's IPO in November 1991. This joint venture consists of three shopping center properties located in Buffalo, NY, comprising approximately 395,000 square feet of GLA. The joint venture was acquired for an aggregate option price of approximately $3.5 million, paid approximately $2.7 million in cash and $0.8 million in shares of the Company's common stock (29,638 shares valued at $27.67 per share). The members of the Company's Board of Directors who are not also shareholders of KC Holdings, unanimously approved the Company's purchase of this joint venture investment.

Other Investments -

During June 2001, the Company purchased from an unaffiliated partner the remaining 20% interest in a property located in Skokie, IL for an aggregate purchase price of approximately $0.8 million. Also during June 2001, the Company purchased from an unaffiliated partner the remaining 10% interest in a property located in Smithtown, NY for an aggregate purchase price of approximately $2.5 million. These properties are now 100% owned by the Company.

During August 2001, the Company, through a joint venture in which the Company has a 50% interest, provided $27.5 million of debtor-in-possession financing to Ames Department Stores, Inc. ("Ames"), a retailer in bankruptcy. This loan is secured by the real estate owned by Ames.

Financing Transactions -

Mortgage Debt

During 2001, the Company obtained four individual non-recourse, non-cross collateralized fixed-rate mortgage loans of which three of the shopping centers are anchored by Kmart Corporation (see Subsequent Events - Kmart Bankruptcy), providing aggregate proceeds to the Company of approximately $51.2 million. These ten-year loans mature in 2011 and have effective interest rates ranging from 7.31% to 7.64% per annum.

Credit Facility

The Company maintains a $250.0 million unsecured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility is scheduled to expire in August 2003. Under the terms of the Credit Facility, funds may be borrowed for general corporate purposes, including (i) funding property acquisitions, (ii) funding development and redevelopment costs and (iii) funding any short-term working capital requirements. Interest on borrowings under the Credit Facility accrues at a spread (currently 0.55%) to LIBOR, which fluctuates in accordance with changes in the Company's senior debt ratings. As part of the Credit Facility, the Company has a competitive bid option where the Company may auction up to $100.0 million of its requested borrowings to the bank group. This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread to LIBOR of 0.55%. As of December 31, 2001 there were no borrowings outstanding under the Credit Facility.

Equity

During March 2001, the Company issued 29,638 shares of common stock at $27.67 per share in connection with the exercise of its option to acquire a 50% interest in a joint venture consisting of three shopping center properties from KC Holdings (See Notes 9 and 14 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).

During November 2001, the Company completed a primary public stock offering of 2,250,000 shares of common stock priced at $32.85 per share. The net proceeds from this sale of common stock, totaling approximately $70.1 million (after related transaction costs of $3.8 million) will be used primarily to invest equity capital in the GE Venture and for additional equity capital in KIR.

During December 2001, the Company completed a primary public stock offering of 1,500,000 shares of common stock priced at $33.57 per share. The net proceeds from this sale of common stock, totaling approximately $47.6 million (after related transaction costs of $2.7 million) will be used for general corporate purposes, including (i) the investment of additional equity capital in KIR and
(ii) the development, redevelopment and expansion of properties in the Company's portfolio.

Additionally, during November 2001, the Company announced the redemption of all outstanding depositary shares of the Company's 7-1/2% Class D Cumulative Convertible Preferred Stock (the "Class D Preferred Stock") in exchange for shares of the Company's common stock. The Board of Directors set January 3, 2002 as the mandatory redemption date on which all outstanding depositary shares of Class D Preferred Stock were redeemed. Holders of the Class D Preferred Stock on the redemption date received 0.93168 shares of the Company's common stock, as adjusted for the Company's three-for-two common stock split, for each depositary share redeemed. During 2001, 3,258,642 depositary shares of the Class D Preferred Stock were voluntarily converted to common stock by the holders. On January 3, 2002, the remaining 923,900 depositary shares of the Class D Preferred Stock were redeemed for common stock by the Company and a final dividend payment of 43.4680 cents per Class D Depositary share was paid on January 15, 2002.

During 2001, the Company issued approximately 1.8 million shares of common stock in connection with (i) exercises of common stock options by employees, (ii) stock grants awarded to newly-appointed officers of the Company and (iii) the Company's dividend reinvestment plan. The Company received approximately $37.5 million in connection with these issuances.

Hedging Activities

During 2001, the Company entered into two foreign currency forward contracts. The Company expects these forward contracts to be highly effective in limiting its exposure to the variability in the fair value of its CAD $56.1 million investments (approximately USD $35.8 million) as it relates to changes in the exchange rate. (See Note 11 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

In November 2001, the Company entered into an interest rate swap agreement on its $100.0 million remarketed reset notes in order to reduce its exposure to fluctuations of interest rates on its floating rate debt. This swap agreement expires in August 2002 and effectively fixed the interest rate at 2.93% per annum. The Company has determined that this swap agreement is highly effective in offsetting future variable interest cash flows related to the Company's debt portfolio. (See Notes 7 and 11 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

KC Holdings

To facilitate the Company's November 1991 IPO, 46 shopping center properties and certain other assets, together with indebtedness related thereto, were transferred to subsidiaries of KC Holdings. The Company, although having no ownership interest in KC Holdings or its subsidiary companies, was granted ten-year, fixed-price acquisition options which expired in November 2001 to re-acquire the real estate assets owned by KC Holdings' subsidiaries, subject to any liabilities outstanding with respect to such assets at the time of an option exercise. The acquisition options enabled the Company to obtain any appreciation in the value of these properties over the option exercise prices, while eliminating the Company's interim exposure to leverage and operating risks.

As of December 31, 2001, KC Holdings' subsidiaries had conveyed 29 shopping center properties and a 50% interest in a joint venture consisting of three properties back to the Company. Additionally, KC Holdings' subsidiaries disposed of ten additional centers in transactions with unaffiliated third parties. The members of the Company's Board of Directors who are not also shareholders of KC Holdings unanimously approved the purchase of each of the shopping centers that have been re-acquired by the Company from KC Holdings. (See Notes 9 and 14 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.) The Company manages three of KC Holdings' remaining four shopping center properties pursuant to a management agreement. KC Holdings' other shopping center property is managed by an unaffiliated joint venture partner.

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

Subsequent Events

         Kmart Bankruptcy -

On January 22, 2002, Kmart Corporation ("Kmart") filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As of the filing date, Kmart occupied 69 locations (excluding the KIR portfolio which includes six Kmart locations), representing 12.6% of the Company's annualized base rental revenues and 13.3% of the Company's total shopping center GLA. As of February 1, 2002, Kmart rejected its lease at 15 locations. These 15 locations represent approximately $16.3 million of annualized base rental revenues comprising approximately 1.6 million square feet of GLA. The average rent per square foot at these locations was $10.43. As adjusted for the 15 leases rejected by Kmart subsequent to December 31, 2001, Kmart now represents 8.7% of annualized base rents and 10.4% of leased GLA. The Company is actively marketing these locations to prospective tenants, however, no assurances can be provided that these locations will be leased in the near term or at comparable rents previously paid by Kmart. The Company will file claims in connection with these rejected leases generally for lost rents equal to three years of rental obligations as well as other amounts related to obligations under the leases. Actual amounts to be received in satisfaction of these claims will be subject to Kmart's final plan of reorganization and the availability of funds to pay creditors such as the Company.

On March 8, 2002, Kmart announced it would be closing an additional 284 locations of which 17 of these locations are leased from the Company. The Company had previously encumbered seven of these properties with individual non-recourse mortgage loans. The annualized base rental revenues from these 17 locations is approximately $15.1 million. The annualized interest expense for the seven encumbered properties is approximately $5.6 million. As of the date of this filing of this annual report on Form 10-K, the Company has not been notified directly by Kmart as to the timing of these store closings or whether the leases will be assigned or rejected. Until such time as the leases are rejected in accordance with the bankruptcy proceedings, Kmart remains obligated for payments of rent and operating expenses at these locations and all other remaining locations.

Exchange Listings

The Company's common stock, Class A Depositary Shares, Class B Depositary Shares, Class C Depositary Shares and Class D Depositary Shares are traded on the NYSE under the trading symbols "KIM", "KIMprA", "KIMprB", "KIMprC" and "KIMprD", respectively. Trading of the Class D Depositary Shares ceased on January 3, 2002 in connection with the Company's mandatory redemption of such shares.

Item 2.  Properties

Real Estate Portfolio

As of January 1, 2002 the Company's real estate portfolio was comprised of approximately 71.0 million square feet of GLA in 447 neighborhood and community shopping center properties, two regional malls, 49 retail store leases, three parcels of undeveloped land, one distribution center and 15 projects under development, located in 42 states and Canada. The Company's portfolio includes 64 shopping center properties comprising approximately 12.0 million square feet of GLA relating to the KIR Portfolio. Neighborhood and community shopping centers comprise the primary focus of the Company's current portfolio, representing approximately 98% of the Company's total shopping center GLA. As of January 1, 2002, approximately 90.1% of the Company's neighborhood and community shopping center space (excluding the KIR Portfolio) was leased, and the average annualized base rent per leased square foot of the neighborhood and community shopping center portfolio (excluding the KIR Portfolio) was $8.08. As of January 1, 2002, the KIR Portfolio was 96.7% leased with an average annualized base rent per leased square foot of $11.42.

The Company's neighborhood and community shopping center properties, generally owned and operated through subsidiaries or joint ventures, had an average size of approximately 142,000 square feet as of January 1, 2002. The Company generally retains its shopping centers for long-term investment and consequently pursues a program of regular physical maintenance together with major renovations and refurbishing to preserve and increase the value of its properties. These projects usually include renovating existing facades, installing uniform signage, resurfacing parking lots and enhancing parking lot lighting. During 2001, the Company capitalized approximately $6.5 million in connection with these property improvements and expensed to operations approximately $14.5 million.

The Company's neighborhood and community shopping centers (including the KIR Portfolio) are usually "anchored" by a national or regional discount department store, supermarket or drugstore. As one of the original participants in the growth of the shopping center industry and one of the nation's largest owners and operators of shopping centers, the Company has established close relationships with a large number of major national and regional retailers. Some of the major national and regional companies that are tenants in the Company's shopping center properties include Kmart Corporation, Kohl's, The Home Depot, TJX Companies, Wal-Mart, Toys R' Us, Office Max, Best Buy and Value City.

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

Approximately 1,652 of the Company's 4,980 leases also contain provisions requiring the payment of additional rent calculated as a percentage of tenants' gross sales above predetermined thresholds. Percentage Rents accounted for approximately 1% of the Company's revenues from rental property for the year ended December 31, 2001.

Minimum base rental revenues and operating expense reimbursements accounted for approximately 99% of the Company's total revenues from rental property for the year ended December 31, 2001. The Company's management believes that the base rent per leased square foot for many of the Company's existing leases is generally lower than the prevailing market-rate base rents in the geographic regions where the Company operates, reflecting the potential for future growth.

The Company has been able to capitalize on the below market-rate leases in its existing shopping center portfolio to obtain increases in rental revenues through the renewal of leases or strategic re-tenanting of space. For the period January 1, 2001 to December 31, 2001 excluding the effects of 2001 acquisitions and dispositions, the Company increased the average base rent per leased square foot in its portfolio of neighborhood and community shopping centers (excluding the KIR Portfolio) from $7.95 to $8.12, an increase of $0.17 per square foot, which was primarily attributed to general leasing activity within the existing portfolio. The combined effect of the 2001 acquisitions/dispositions decreased the overall rent per leased square foot by $0.04, thus bringing the average rent per leased square foot to $8.08 as of December 31, 2001. The average annual base rent per leased square foot for new leases (excluding the KIR Portfolio) executed in 2001 was $10.25.

The Company seeks to reduce its operating and leasing risks through geographic and tenant diversity. No single neighborhood and community shopping center (excluding the KIR Portfolio) accounted for more than 0.9% of the Company's total shopping center GLA or more than 1.5% of total annualized base rental revenues as of December 31, 2001. The Company's five largest tenants (excluding the KIR Portfolio) include Kmart Corporation (see Subsequent Events - Kmart Bankruptcy), Kohl's, The Home Depot, TJX Companies, and Wal-Mart, which represent approximately 12.6%, 3.1%, 2.5%, 1.9% and 1.7%, respectively, of annualized base rental revenues at December 31, 2001. The Company maintains an active leasing and capital improvement program that, combined with the high quality of the locations, has made, in management's opinion, the Company's properties attractive to tenants.

The Company's management believes its experience in the real estate industry and its relationships with numerous national and regional tenants gives it an advantage in an industry where ownership is fragmented among a large number of property owners.

Retail Store Leases

In addition to neighborhood and community shopping centers, as of January 1, 2002, the Company had interests in retail store leases totaling approximately
4.5 million square feet of anchor stores in 49 neighborhood and community shopping centers located in 24 states. As of January 1, 2002, approximately 81.3% of the space in these anchor stores had been sublet to retailers that lease the stores under net lease agreements providing for average annualized base rental payments of $4.19 per square foot. The average annualized base rental payments under the Company's retail store leases to the land owners of such subleased stores is approximately $2.71 per square foot. The average remaining primary term of the retail store leases (and, similarly, the remaining primary terms of the sublease agreements with the tenants currently leasing such space) is approximately 5 years, excluding options to renew the leases for terms which generally range from 5 to 25 years.

Ground-Leased Properties

The Company has interests in 53 shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company (or an affiliated joint venture) to construct and/or operate a shopping center. The Company or the joint venture pays rent for the use of the land and generally is responsible for all costs and expenses associated with the building and improvements. At the end of these long-term leases, unless extended, the land together with all improvements revert to the land owner.

Ground-Up Development Properties

As of January 1, 2002, the Company, through its wholly-owned taxable REIT subsidiary, KDI, has currently in progress 15 ground-up development projects located in seven states which are held for sale upon completion. These projects had substantial pre-leasing prior to the commencement of construction. As of January 1, 2002, the average annual base rent per leased square foot for the KDI portfolio was $11.49 and the average annual base rent per leased square foot for new leases executed in 2001 was $12.73.

Undeveloped Land

The Company owns certain unimproved land tracts and parcels of land adjacent to certain of its existing shopping centers that are held for possible expansion. At times, should circumstances warrant, the Company may develop or dispose of these parcels.

The table on pages 18 to 24 sets forth more specific information with respect to each of the Company's property interests.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.


                                YEAR           OWNERSHIP                    LEASABLE  PERCENT
                              DEVELOPED        INTEREST/        LAND AREA     AREA     LEASED
     LOCATION                OR ACQUIRED    (EXPIRATION)(2)      (ACRES)    (SQ. FT.)   (1)
---------------------------------------------------------------------------------------------
    ALABAMA
         FAIRFIELD              2000              FEE               8.6       86,566     100
         HOOVER                 1999              FEE              15.5      115,347     100
    ARIZONA
         FOUNTAIN
          HILLS (4)             2001       FEE/JOINT VENTURE       24.5            -       -
         GILBERT (4)            2001       FEE/JOINT VENTURE       16.7            -       -
         GLENDALE               1998       FEE/JOINT VENTURE       16.5      124,325     100
         GLENDALE (8)           1998              FEE              40.5      337,107      95
         MESA                   1998              FEE              19.8      135,692      93
         NORTH PHOENIX          1998              FEE              17.0      228,769      99
         PEORIA (4)             2000       FEE/JOINT VENTURE       71.0       41,000     100
         PHOENIX                1998              FEE              13.4      143,646      97
         PHOENIX                1998              FEE              26.6      328,532     100
         PHOENIX                1997              FEE              17.5      124,989      89
         TEMPE                  1998       FEE/JOINT VENTURE       21.1      381,312      95
         TEMPE (5)              1998       FEE/JOINT VENTURE       20.0            -       -
    CALIFORNIA
         ALHAMBRA               1998              FEE              18.4      200,634      77
         ANAHEIM                1995              FEE               1.0       15,396     100
         CARMICHAEL             1998              FEE              18.5      212,811      98
         CHULA VISTA            1998              FEE              31.3      363,222      73
         CORONA                 1998              FEE              58.3      475,908     100
         COVINA (8)             2000              FEE              25.4      263,699      98
         LA MIRADA              1998              FEE              31.2      253,859      84
         MONTEBELLO (8)         2000              FEE              20.4      204,169      98
         OXNARD (8)             1998              FEE              14.4      171,580     100
         SAN DIEGO (8)          2000              FEE              11.2      112,410     100
         SAN RAMON (8)          1999              FEE               5.3       42,066      76
         SANTA ANA              1998              FEE              12.0      134,400     100
         SANTEE                 1998              FEE              11.0      103,903      97
         STOCKTON               1999              FEE              14.6      146,346     100
         TEMECULA (8)           1999              FEE              40.0      341,612      89
         TORRANCE (8)           2000              FEE              26.7      266,917      99
    COLORADO
         AURORA                 1998              FEE              13.8      145,826      96
         AURORA                 1998              FEE               9.9       44,170      93
         AURORA                 1998              FEE              13.9      111,085      98
         COLORADO SPRINGS       1998              FEE              10.7      107,310      91
         DENVER                 1998              FEE               1.5       18,405     100
         ENGLEWOOD              1998              FEE               6.5       80,330      37
         FT. COLLINS            2000              FEE              11.8      117,862      89
         LAKEWOOD               1998              FEE               7.6       82,581      93
    CONNECTICUT
         BRANFORD (8)           2000              FEE              19.1      191,496      94
         ENFIELD (8)            2000              FEE              16.2      162,459     100
         FARMINGTON             1998              FEE              16.9      184,572     100
         HAMDEN                 1967       FEE/JOINT VENTURE        7.4      341,502     100
         NORTH HAVEN            1998              FEE              31.7      327,069      95
         WATERBURY              1993              FEE              13.1      136,153     100
    DELAWARE
         ELSMERE                1979      GROUND LEASE (2076)      17.1      111,600     100
         DOVER (3)              1999       FEE/JOINT VENTURE       89.0            -       -
    FLORIDA
         ALTAMONTE SPRINGS      1998       FEE/JOINT VENTURE       19.4      271,095      84
         ALTAMONTE SPRINGS      1995              FEE               5.6       94,193     100
         BOCA RATON             1967              FEE               9.9       73,549      95
         BOYNTON BEACH (8)      1999              FEE              18.0      192,759     100
         BRADENTON              1968       FEE/JOINT VENTURE        6.2       24,700      97
         BRADENTON              1998              FEE              19.6      162,997      96
         BRANDON (8)            2001              FEE              29.7      143,785      96
         CORAL SPRINGS          1994              FEE               5.9       46,497     100
         CORAL SPRINGS          1997              FEE               9.8       83,500     100
         EAST ORLANDO           1971              FEE              11.6      131,981      75
         FT. PIERCE             1970       FEE/JOINT VENTURE       14.8      210,460      97
         HOMESTEAD              1972       FEE/JOINT VENTURE       21.0      198,694      94
         JACKSONVILLE           1999              FEE              18.6      203,536     100
         JENSEN BEACH           1994              FEE              20.7      170,291      92
         KEY LARGO (8)          2000              FEE              21.5      207,361      94
         KISSIMMEE              1996              FEE              18.4      130,983      96
         LAKELAND               2001              FEE              22.9      229,383      92
         LARGO                  1968              FEE              12.0      149,472     100
         LARGO                  1992              FEE              29.4      215,916      99
         LARGO                  1993              FEE               6.6       56,630      81
         LAUDERDALE LAKES       1968       FEE/JOINT VENTURE       10.0      112,476      97
         LAUDERHILL             1978              FEE               6.8      179,726      82
         LEESBURG               1969      GROUND LEASE (2017)       1.3       13,468     100
         MARGATE                1993              FEE              34.1      260,896      93
         MELBOURNE              1968      GROUND LEASE (2071)      11.5      168,737      97
         MELBOURNE              1994              FEE              13.8      131,851      77
         MELBOURNE              1998              FEE              13.2      148,003      92
         MIAMI                  1968              FEE               8.2      104,968     100
         MIAMI                  1998       FEE/JOINT VENTURE       14.0      162,278     100
         MIAMI                  1986              FEE               7.8       81,780      97
         MIAMI                  1995              FEE               5.4       60,804     100
         MIAMI                  1998       FEE/JOINT VENTURE        0.3      152,800      82
         MIAMI                  1985              FEE              15.9       92,130     100

                                                          MAJOR LEASES
                                  -----------------------------------------------------
                                                              LEASE         OPTION
     LOCATION                         TENANT NAME           EXPIRATION    EXPIRATION
---------------------------------------------------------------------------------------
    ALABAMA
         FAIRFIELD            TELETECH CUSTOM                  2009          2029
         HOOVER               WAL-MART                         2025          2095
    ARIZONA
         FOUNTAIN
          HILLS (4)
         GILBERT (4)
         GLENDALE             HOMELIFE (SEARS)                 2006          2016
         GLENDALE (8)         COSTCO                           2011          2046
         MESA                 ROSS STORES                      2005
         NORTH PHOENIX        BURLINGTON COAT                  2013          2023
         PEORIA (4)
         PHOENIX              HOME DEPOT                       2020          2050
         PHOENIX              COSTCO                           2006          2041
         PHOENIX              SAFEWAY                          2009          2039
         TEMPE                HOMEBASE (TJX COMPANIES)         2010          2030
         TEMPE (5)
    CALIFORNIA
         ALHAMBRA             COSTCO                           2006          2041
         ANAHEIM
         CARMICHAEL           HOME DEPOT                       2003          2022
         CHULA VISTA          COSTCO                           2006          2041
         CORONA               COSTCO                           2007          2042
         COVINA (8)           HOME DEPOT                       2004          2034
         LA MIRADA            TOYS R US                        2012          2032
         MONTEBELLO (8)       SEARS                            2012          2062
         OXNARD (8)           TARGET                           2008          2013
         SAN DIEGO (8)        LUCKY STORES                     2012
         SAN RAMON (8)
         SANTA ANA            HOME DEPOT                       2015          2035
         SANTEE               OFFICE DEPOT                     2006          2021
         STOCKTON             HOMEBASE (10)
         TEMECULA (8)         KMART                            2017          2032
         TORRANCE (8)         SEARS HOMELIFE                   2011          2021
    COLORADO
         AURORA               TJ MAXX                          2002          2012
         AURORA               BLOCKBUSTER                      2003
         AURORA               ALBERTSON'S                      2007          2043
         COLORADO SPRINGS     ALBERTSON'S                      2004          2034
         DENVER               SAV-A-LOT                        2012          2027
         ENGLEWOOD            OLD COUNTRY BUFFET               2009          2019
         FT. COLLINS          KOHLS                            2020          2070
         LAKEWOOD             SAFEWAY                          2002          2032
    CONNECTICUT
         BRANFORD (8)         KOHLS                            2007          2022
         ENFIELD (8)          KOHLS                            2021          2041
         FARMINGTON           SPORTS AUTHORITY                 2018          2063
         HAMDEN               WAL-MART                         2004          2014
         NORTH HAVEN          HOME DEPOT                       2009          2029
         WATERBURY            WAL-MART                         2002          2007
    DELAWARE
         ELSMERE              VALUE CITY                       2008          2038
         DOVER (3)
    FLORIDA
         ALTAMONTE SPRINGS    JACOBSONS                        2021          2051
         ALTAMONTE SPRINGS    ROOMS TO GO                      2002          2000
         BOCA RATON           WINN DIXIE                       2008          2033
         BOYNTON BEACH (8)    KMART                            2006          2056
         BRADENTON            GRAND CHINA                      2009          2014
         BRADENTON            PUBLIX                           2012          2032
         BRANDON (8)          BED BATH & BEYOND                2005          2015
         CORAL SPRINGS        LINENS N THINGS                  2012          2027
         CORAL SPRINGS        TJ MAXX                          2007          2017
         EAST ORLANDO         SPORTS AUTHORITY                 2010          2020
         FT. PIERCE           KMART                            2006          2016
         HOMESTEAD            PUBLIX                           2014          2034
         JACKSONVILLE         BURLINGTON COAT                  2003          2018
         JENSEN BEACH         SERVICE MERCHANDISE              2010          2070
         KEY LARGO (8)        KMART                            2014          2064
         KISSIMMEE            KASH N KARRY                     2006          2036
         LAKELAND             STEIN MART                       2006          2026
         LARGO                WAL-MART                         2007          2027
         LARGO                PUBLIX                           2009          2029
         LARGO                MIDNIGHT RODEO                   2006          2011
         LAUDERDALE LAKES     THINK THRIFT                     2002          2012
         LAUDERHILL           WORLD JEWELRY CENTER II, INC.    2014          2024
         LEESBURG
         MARGATE              PUBLIX                           2008          2028
         MELBOURNE            SUBMITTORDER CO                  2010          2022
         MELBOURNE            WINN DIXIE                       2002          2027
         MELBOURNE            SERVICE MERCHANDISE              2005          2035
         MIAMI                KMART                            2009          2029
         MIAMI                BABIES R US                      2006          2021
         MIAMI                PUBLIX                           2009          2029
         MIAMI                KIDS R US                        2016          2021
         MIAMI
         MIAMI                PUBLIX                           2019          2039

                                                                  MAJOR LEASES
                            --------------------------------------------------------------------------------
                                                                      LEASE                OPTION
     LOCATION                            TENANT NAME               EXPIRATION           EXPIRATION
------------------------------------------------------------------------------------------------------------
    ALABAMA
         FAIRFIELD
         HOOVER
    ARIZONA
         FOUNTAIN
          HILLS (4)
         GILBERT (4)
         GLENDALE                 MICHAELS                             2003                 2018
         GLENDALE (8)             HOMEBASE (TJX COMPANIES)             2008                 2028
         MESA                     HARKINS THEATRE                      2005                 2025
         NORTH PHOENIX            ULTIMATE ELECTRONICS                 2015                 2030
         PEORIA (4)
         PHOENIX                  JOANN FABRICS                        2010                 2025
         PHOENIX                  HOMEBASE (TJX COMPANIES)             2009                 2029
         PHOENIX                  PIANO WAREHOUSE                      2006                 2011
         TEMPE                    PETSMART                             2011                 2031
         TEMPE (5)
    CALIFORNIA
         ALHAMBRA                 JOANN FABRICS                        2004                 2019
         ANAHEIM
         CARMICHAEL               SPORTS AUTHORITY                     2009                 2024
         CHULA VISTA              HOMEBASE (TJX COMPANIES)             2008                 2028
         CORONA                   HOME DEPOT                           2010                 2029
         COVINA (8)               STAPLES                              2006                 2011
         LA MIRADA                LA FITNESS                           2012                 2022
         MONTEBELLO (8)           AMC THEATRES                         2012                 2032
         OXNARD (8)               FOOD 4 LESS                          2008
         SAN DIEGO (8)            SPORTMART                            2013
         SAN RAMON (8)
         SANTA ANA
         SANTEE                   ROSS STORES                          2004                 2024
         STOCKTON                 OFFICE DEPOT                         2005                 2015
         TEMECULA (8)             FOOD 4 LESS                          2010                 2030
         TORRANCE (8)             LINENS N THINGS                      2010                 2020
    COLORADO
         AURORA
         AURORA
         AURORA                   COOMERS CRAFTS                       2006
         COLORADO SPRINGS         EL PASO COUNTY                       2005
         DENVER
         ENGLEWOOD
         FT. COLLINS
         LAKEWOOD
    CONNECTICUT
         BRANFORD (8)             SUPER FOODMART                       2016                 2041
         ENFIELD (8)              WALDBAUMS                            2014                 2034
         FARMINGTON               LINENS N THINGS                      2016                 2036
         HAMDEN                   BON-TON                              2012                 2022
         NORTH HAVEN              BJ'S                                 2006                 2041
         WATERBURY                STOP & SHOP                          2013                 2043
    DELAWARE
         ELSMERE
         DOVER (3)
    FLORIDA
         ALTAMONTE SPRINGS        ALTAMONTE THEATRE                    2006                 2016
         ALTAMONTE SPRINGS        THOMASVILLE HOME                     2011                 2021
         BOCA RATON
         BOYNTON BEACH (8)        ALBERTSONS                           2015                 2040
         BRADENTON
         BRADENTON                TJ MAXX                              2003                 2018
         BRANDON (8)              ROSS DRESS FOR LESS                  2005                 2025
         CORAL SPRINGS
         CORAL SPRINGS
         EAST ORLANDO             OFFICE DEPOT                         2005                 2025
         FT. PIERCE               WINN DIXIE                           2005                 2027
         HOMESTEAD                MARSHALLS                            2011                 2026
         JACKSONVILLE             OFFICEMAX                            2012                 2032
         JENSEN BEACH             MARSHALLS                            2005                 2020
         KEY LARGO (8)            PUBLIX                               2009                 2029
         KISSIMMEE                OFFICEMAX                            2012                 2027
         LAKELAND                 AMC THEATRE                          2002                 2017
         LARGO                    GIANT BOOK SALE                      2003
         LARGO                    AMC THEATRES                         2011                 2036
         LARGO
         LAUDERDALE LAKES
         LAUDERHILL               BABIES R US                          2004                 2014
         LEESBURG
         MARGATE                  OFFICE DEPOT                         2005                 2020
         MELBOURNE
         MELBOURNE                GOODWILL INDUSTRIES                  2004                 2010
         MELBOURNE                KROGER                               2004                 2034
         MIAMI                    FLEMING COMPANIES                    2003                 2008
         MIAMI
         MIAMI
         MIAMI                    PARTY CITY                           2007                 2017
         MIAMI
         MIAMI                    AMOCO                                2011                 2041

                                                               MAJOR LEASES
                           --------------------------------------------------------------------
                                                                   LEASE            OPTION
     LOCATION                         TENANT NAME               EXPIRATION        EXPIRATION
-----------------------------------------------------------------------------------------------
    ALABAMA
         FAIRFIELD
         HOOVER
    ARIZONA
         FOUNTAIN
          HILLS (4)
         GILBERT (4)
         GLENDALE                    FACTORY 2U STORES              2005              2015
         GLENDALE (8)                LEVITZ                         2012              2032
         MESA                        OUR HOME                       2005              2015
         NORTH PHOENIX               MICHAELS                       2007              2022
         PEORIA (4)
         PHOENIX                     AUTO ZONE                      2003              2013
         PHOENIX                     RODEO                          2005
         PHOENIX
         TEMPE                       STAPLES                        2005              2025
         TEMPE (5)
    CALIFORNIA
         ALHAMBRA
         ANAHEIM
         CARMICHAEL                  LONGS DRUG                     2013              2033
         CHULA VISTA                 JOANN FABRICS                  2002              2017
         CORONA                      LEVITZ                         2009              2029
         COVINA (8)                  PETSMART                       2008              2028
         LA MIRADA                   US POST OFFICE                 2005              2020
         MONTEBELLO (8)              TOYS R US                      2018              2043
         OXNARD (8)                  24 HOUR FITNESS                2010              2030
         SAN DIEGO (8)
         SAN RAMON (8)
         SANTA ANA
         SANTEE                      MICHAELS                       2003              2018
         STOCKTON
         TEMECULA (8)                TJ MAXX                        2006              2011
         TORRANCE (8)                MARSHALLS                      2004              2019
    COLORADO
         AURORA
         AURORA
         AURORA                      CROWN LIQUORS                  2005              2010
         COLORADO SPRINGS
         DENVER
         ENGLEWOOD
         FT. COLLINS
         LAKEWOOD
    CONNECTICUT
         BRANFORD (8)
         ENFIELD (8)
         FARMINGTON                  BORDER BOOKS                   2018              2063
         HAMDEN                      BOB'S STORES                   2016              2036
         NORTH HAVEN                 XPECT DISCOUNT                 2008              2013
         WATERBURY
    DELAWARE
         ELSMERE
         DOVER (3)
    FLORIDA
         ALTAMONTE SPRINGS           CLASSIC LEATHER                2009              2014
         ALTAMONTE SPRINGS           PEARL ARTS N CRAFTS            2008              2018
         BOCA RATON
         BOYNTON BEACH (8)
         BRADENTON
         BRADENTON                   JOANN FABRICS                  2009              2024
         BRANDON (8)                 THOMASVILLE                    2010              2020
         CORAL SPRINGS
         CORAL SPRINGS
         EAST ORLANDO
         FT. PIERCE
         HOMESTEAD                   OFFICEMAX                      2013              2028
         JACKSONVILLE                TJ MAXX                        2007              2017
         JENSEN BEACH
         KEY LARGO (8)
         KISSIMMEE
         LAKELAND                    ROSS STORES                    2007              2012
         LARGO
         LARGO                       OFFICE DEPOT                   2004              2019
         LARGO
         LAUDERDALE LAKES
         LAUDERHILL                  BOARDMANS                      2005              2010
         LEESBURG
         MARGATE                     SAM ASH MUSIC                  2006              2011
         MELBOURNE
         MELBOURNE
         MELBOURNE                   MARSHALLS                      2005              2010
         MIAMI
         MIAMI
         MIAMI
         MIAMI
         MIAMI
         MIAMI                       WALGREENS                      2058


                                YEAR           OWNERSHIP                    LEASABLE  PERCENT
                              DEVELOPED        INTEREST/        LAND AREA     AREA     LEASED
     LOCATION                OR ACQUIRED    (EXPIRATION)(2)      (ACRES)    (SQ. FT.)   (1)
---------------------------------------------------------------------------------------------
         MOUNT DORA             1997              FEE              12.4      118,150     100
         OCALA                  1997              FEE              27.2      254,537      92
         ORLANDO (8)            2000              FEE              18.0      179,065      98
         ORLANDO                1968       FEE/JOINT VENTURE       10.0      114,434     100
         ORLANDO                1968              FEE              12.0      131,646      98
         ORLANDO                1968      GROUND LEASE (2047)/
                                             JOINT VENTURE          7.8      103,480     100
         ORLANDO                1994              FEE              28.0      230,248      83
         ORLANDO                1996              FEE              11.7      126,356     100
         PALATKA                1970              FEE               8.9       81,330      86
         PLANTATION             1974       FEE/JOINT VENTURE        4.6       60,414     100
         POMPANO BEACH          1968       FEE/JOINT VENTURE        6.6       63,838      98
         PORT RICHEY (8)        1998              FEE              14.3      103,294      91
         RIVIERA BEACH          1968       FEE/JOINT VENTURE        5.1       46,390      78
         SANFORD                1989              FEE              40.9      210,692      91
         SARASOTA               1970              FEE              10.0      102,485     100
         SARASOTA               1989              FEE              12.0       78,567      94
         ST. PETERSBURG         1968     GROUND LEASE (2084)/
                                            JOINT VENTURE           9.0      118,979      76
         TALLAHASSEE            1998              FEE              12.8      105,535     100
         TALLAHASSEE (4)        2000      GROUND LEASE(2085)/
                                             JOINT VENTURE         34.0      144,000      92
         TAMPA (8)              2001              FEE              73.0      324,846      98
         TAMPA                  1997              FEE              16.3      115,558      97
         TAMPA (4)              2001       FEE/JOINT VENTURE       11.3            -       -
         WEST PALM BEACH        1995              FEE               7.9       80,845      96
         WEST PALM BEACH        1967       FEE/JOINT VENTURE        7.6       74,326      98
         WINTER HAVEN           1973       FEE/JOINT VENTURE       13.9       88,400      88
    GEORGIA
         ATLANTA                1988              FEE              19.5      165,314      97
         AUGUSTA                1995              FEE              11.3      119,930      46
         AUGUSTA (8)            2001              FEE              53.2      531,039      98
         MACON                  1969              FEE              12.3      127,260      54
         SAVANNAH               1993              FEE              22.2      187,071      76
         SAVANNAH               1995              FEE               9.5       88,325     100
         SNELLVILLE (8)         2001              FEE              35.6      311,164     100
         GAINSVILLE             1993       FEE/JOINT VENTURE       12.6      142,288     100
    ILLINOIS
         ADDISON                1968      GROUND LEASE (2066)       8.0       93,289      45
         ADDISON                1998              FEE              16.4      115,130     100
         ALTON                  1998              FEE              21.2      159,824      82
         ARLINGTON HEIGHTS      1998              FEE              19.2       80,040     100
         AURORA                 1998              FEE              17.9       91,182     100
         AURORA (8)             2001              FEE               8.0       39,885      91
         BELLEVILLE             1998      GROUND LEASE (2057)      20.3       81,490     100
         BLOOMINGTON            1972              FEE              16.1      188,250      93
         BRADLEY                1996              FEE               5.4       80,535     100
         BRIDGEVIEW             1998              FEE               6.8       88,069     100
         CALUMET CITY           1997              FEE              17.0      193,949     100
         CARBONDALE             1997      GROUND LEASE (2052)       8.1       80,535     100
         CHAMPAIGN              1998              FEE               9.0      102,615     100
         CHAMPAIGN (8)          2001              FEE               9.3      111,720     100
         CHICAGO                1998              FEE               9.5      123,001     100
         CHICAGO                1997              FEE              13.4      109,441     100
         CHICAGO                1997      GROUND LEASE (2040)      17.5      104,264     100
         CHICAGO                1997              FEE               6.0       86,894     100
         CHICAGO                1988              FEE               6.4       80,842     100
         COUNTRYSIDE            1997      GROUND LEASE (2053)      27.7      118,394      97
         CRESTHILL              1997      GROUND LEASE (2039)       9.0       90,313     100
         CRESTWOOD              1997      GROUND LEASE (2051)      36.8       79,903     100
         CRYSTAL LAKE           1998              FEE               6.1       80,390      72
         DOWNERS GROVE          1998              FEE               7.2      187,639     100
         DOWNERS GROVE          1999              FEE              24.8      123,918      92
         DOWNERS GROVE          1997              FEE              12.0      141,906     100
         ELGIN                  1972              FEE              18.7      183,432      49
         ELGIN                  1998              FEE               9.0      100,342     100
         FAIRVIEW HEIGHTS       1998      GROUND LEASE (2050)      19.1      159,587     100
         FOREST PARK            1997      GROUND LEASE (2021)       9.3       98,371     100
         GENEVA                 1996              FEE               8.2      104,688     100
         MATTESON               1997              FEE              17.0      164,987     100
         MT. PROSPECT           1997              FEE              16.8      192,473     100
         MUNDELIEN              1998              FEE               7.6       85,018     100
         NAPERVILLE             1997              FEE               9.0      101,822      98
         NILES                  1997      GROUND LEASE (2022)      10.2      101,775     100
         NORRIDGE               1997      GROUND LEASE (2042)      11.7      116,914     100
         OAKLAWN                1997              FEE              15.4      165,337     100
         OAKBROOK TERRACE       1997              FEE              15.6      163,892     100
         ORLAND PARK            1998              FEE               7.8      166,000     100
         ORLAND PARK            1998              FEE              18.8      121,011     100
         OTTAWA                 1970              FEE               9.0       60,000     100
         PEORIA                 1997      GROUND LEASE (2031)      20.5      156,067     100
         ROCKFORD               1998      GROUND LEASE (2030)      10.3      102,971     100
         SCHAUMBURG             1998              FEE               7.3      167,690     100
         SKOKIE                 1997              FEE               5.8       58,455     100
         SPRINGFIELD            1998      GROUND LEASE (2028)      11.6      115,526     100
         STREAMWOOD             1998              FEE               5.6       81,000     100
         WAUKEGAN               1998              FEE               6.8       90,555     100
         WOODRIDGE              1998              FEE              13.1      163,573      79

                                                           MAJOR LEASES
                                 ----------------------------------------------------
                                                             LEASE         OPTION
     LOCATION                        TENANT NAME           EXPIRATION    EXPIRATION
-------------------------------------------------------------------------------------
         MOUNT DORA          KMART                            2013          2063
         OCALA               KMART                            2006          2021
         ORLANDO (8)         KMART                            2014          2064
         ORLANDO             BALLYS TOTAL FITNESS             2008          2018
         ORLANDO             BED BATH & BEYOND                2007          2022
         ORLANDO             OFFICE FURNITURE                 2003          2008
         ORLANDO             OLD TIME POTTERY                 2010          2020
         ORLANDO             ROSS STORES                      2003          2028
         PALATKA             SAV-A-LOT                        2003          2013
         PLANTATION          BREAD OF LIFE                    2009          2019
         POMPANO BEACH       RAMP 48                          2002          2012
         PORT RICHEY (8)     CIRCUIT CITY                     2011          2031
         RIVIERA BEACH       FURNITURE KINGDOM                2009          2014
         SANFORD             ROSS STORES                      2005          2025
         SARASOTA            TJ MAXX                          2007          2017
         SARASOTA            KASH N KARRY                     2020          2040
         ST. PETERSBURG      KASH N KARRY                     2017          2037
         TALLAHASSEE         STEIN MART                       2003          2008
         TALLAHASSEE (4)     BED BATH & BEYOND                2017          2032
         TAMPA (8)           BEST BUY                         2016          2031
         TAMPA               STAPLES                          2003          2018
         TAMPA (4)
         WEST PALM BEACH     BABIES R US                      2006          2021
         WEST PALM BEACH     WINN DIXIE                       2010          2030
         WINTER HAVEN        BIG LOTS                         2005          2010
    GEORGIA
         ATLANTA             SCOTT ANTIQUES                   2005
         AUGUSTA             TJ MAXX                          2004          2014
         AUGUSTA (8)         SPORTS AUTHORITY                 2012          2027
         MACON               FREDS STORES                     2004          2014
         SAVANNAH            TJ MAXX                          2005          2015
         SAVANNAH            MEDIA PLAY                       2006          2021
         SNELLVILLE (8)      KOHLS                            2022          2062
         GAINSVILLE          FARMERS FURNITURE                2003          2013
    ILLINOIS
         ADDISON             CAPUTOS                          2002
         ADDISON             KMART (10)
         ALTON               VALUE CITY                       2003          2023
         ARLINGTON HEIGHTS   KMART (10)
         AURORA              KMART                            2024          2054
         AURORA (8)          OFFICEMAX                        2004          2019
         BELLEVILLE          KMART                            2024          2054
         BLOOMINGTON         SCHNUCK MARKETS                  2004          2024
         BRADLEY             CARSON PIRIE SCOTT               2014          2034
         BRIDGEVIEW          AMES (10)
         CALUMET CITY        KMART                            2024          2054
         CARBONDALE          K'S MERCHANDISE                  2012          2052
         CHAMPAIGN           K'S MERCHANDISE                  2014          2034
         CHAMPAIGN (8)       BEST BUY                         2016          2031
         CHICAGO             KMART                            2024          2054
         CHICAGO             KMART                            2020
         CHICAGO             AMES                             2005          2025
         CHICAGO             KMART                            2024          2054
         CHICAGO             KMART                            2024          2054
         COUNTRYSIDE         KMART                            2024          2053
         CRESTHILL           AMES (10)
         CRESTWOOD           KMART                            2024          2051
         CRYSTAL LAKE        HOBBY LOBBY                      2009          2019
         DOWNERS GROVE       HOME DEPOT                       2022          2062
         DOWNERS GROVE       DOMINICK'S                       2004          2019
         DOWNERS GROVE       TJ MAXX                          2009          2024
         ELGIN               ELGIN FARMERS PRODUCTS           2010          2030
         ELGIN               KMART (10)
         FAIRVIEW HEIGHTS    KMART                            2024          2050
         FOREST PARK         KMART                            2021
         GENEVA              KMART                            2024          2054
         MATTESON            KMART (10)
         MT. PROSPECT        KMART (10)
         MUNDELIEN           KMART (10)
         NAPERVILLE          KMART (10)
         NILES               KMART                            2022
         NORRIDGE            KMART                            2024          2042
         OAKLAWN             KMART                            2024          2054
         OAKBROOK TERRACE    KMART (10)
         ORLAND PARK         RHODES FURNITURE                 2008          2018
         ORLAND PARK         VALUE CITY                       2015          2030
         OTTAWA              VALUE CITY                       2006          2011
         PEORIA              KMART                            2024          2031
         ROCKFORD            SHOPKO                           2018          2038
         SCHAUMBURG          RHODES FURNITURE                 2008          2018
         SKOKIE              MARSHALLS                        2010          2025
         SPRINGFIELD         KMART                            2024          2028
         STREAMWOOD          VALUE CITY                       2015          2030
         WAUKEGAN            MEGA MARTS                       2009          2029
         WOODRIDGE           KOHLS                            2010          2030

                                                                 MAJOR LEASES
                           -----------------------------------------------------------------------------
                                                                   LEASE                OPTION
     LOCATION                          TENANT NAME               EXPIRATION           EXPIRATION
--------------------------------------------------------------------------------------------------------
         MOUNT DORA
         OCALA                 SERVICE MERCHANDISE                  2007                 2032
         ORLANDO (8)
         ORLANDO
         ORLANDO               BOOKS-A-MILLION                      2006                 2016
         ORLANDO               HOUSE OF HOPE                        2002
         ORLANDO               SPORTS AUTHORITY                     2011                 2031
         ORLANDO               BIG LOTS                             2004                 2009
         PALATKA               BIG LOTS                             2007                 2017
         PLANTATION
         POMPANO BEACH
         PORT RICHEY (8)       STAPLES                              2006                 2011
         RIVIERA BEACH         GOODWILL INDUSTRIES                  2005                 2008
         SANFORD               ROSS STORES                          2012                 2032
         SARASOTA              OFFICEMAX                            2009                 2024
         SARASOTA
         ST. PETERSBURG
                               TJ MAXX                              2007                 2012
         TALLAHASSEE
         TALLAHASSEE (4)       MARSHALLS                            2011                 2021
         TAMPA (8)             JOANN FABRICS                        2016                 2031
         TAMPA                 ROSS STORES                          2007                 2022
         TAMPA (4)
         WEST PALM BEACH
         WEST PALM BEACH
         WINTER HAVEN
    GEORGIA
         ATLANTA
         AUGUSTA
         AUGUSTA (8)           MANSOUR'S                            2020                 2040
         MACON                 ODD LOTS                             2003
         SAVANNAH              MARSHALLS                            2007                 2022
         SAVANNAH              STAPLES                              2015                 2030
         SNELLVILLE (8)        BELK'S                               2015                 2035
         GAINSVILLE            BIG LOTS                             2012
    ILLINOIS
         ADDISON
         ADDISON
         ALTON
         ARLINGTON HEIGHTS
         AURORA
         AURORA (8)
         BELLEVILLE
         BLOOMINGTON           TOYS R US                            2015                 2045
         BRADLEY
         BRIDGEVIEW
         CALUMET CITY          MARSHALLS                            2003                 2008
         CARBONDALE
         CHAMPAIGN
         CHAMPAIGN (8)         DICKS SPORTING                       2016                 2031
         CHICAGO
         CHICAGO
         CHICAGO
         CHICAGO
         CHICAGO
         COUNTRYSIDE
         CRESTHILL
         CRESTWOOD
         CRYSTAL LAKE
         DOWNERS GROVE
         DOWNERS GROVE
         DOWNERS GROVE         BEST BUY                             2016                 2031
         ELGIN
         ELGIN
         FAIRVIEW HEIGHTS      OFFICEMAX                            2015                 2025
         FOREST PARK
         GENEVA
         MATTESON              MARSHALLS                            2005                 2010
         MT. PROSPECT          HOBBY LOBBY                          2016                 2026
         MUNDELIEN
         NAPERVILLE
         NILES
         NORRIDGE
         OAKLAWN               CHUCK E CHEESE                       2007                 2012
         OAKBROOK TERRACE      LINENS N THINGS                      2006
         ORLAND PARK
         ORLAND PARK
         OTTAWA
         PEORIA                MARSHALLS                            2009                 2024
         ROCKFORD
         SCHAUMBURG
         SKOKIE                OLD NAVY                             2010                 2015
         SPRINGFIELD
         STREAMWOOD
         WAUKEGAN
         WOODRIDGE

                                                                 MAJOR LEASES
                           ---------------------------------------------------------------------
                                                                     LEASE            OPTION
     LOCATION                           TENANT NAME               EXPIRATION        EXPIRATION
------------------------------------------------------------------------------------------------
         MOUNT DORA
         OCALA                        SUPERX DRUGS                   2006              2021
         ORLANDO (8)
         ORLANDO
         ORLANDO                      OFFICEMAX                      2008              2023
         ORLANDO

         ORLANDO
         ORLANDO                      WORLD GYM                      2010              2020
         PALATKA
         PLANTATION
         POMPANO BEACH
         PORT RICHEY (8)
         RIVIERA BEACH
         SANFORD                      OFFICE DEPOT                   2009              2019
         SARASOTA
         SARASOTA
         ST. PETERSBURG

         TALLAHASSEE
         TALLAHASSEE (4)
                                      MICHAELS                       2011              2031
         TAMPA (8)                    BED BATH & BEYOND              2015              2030
         TAMPA
         TAMPA (4)
         WEST PALM BEACH
         WEST PALM BEACH
         WINTER HAVEN
    GEORGIA
         ATLANTA
         AUGUSTA
         AUGUSTA (8)                  BED BATH & BEYOND              2013              2028
         MACON
         SAVANNAH
         SAVANNAH
         SNELLVILLE (8)               LINENS N THINGS                2015              2030
         GAINSVILLE                   OFFICE DEPOT                   2004              2019
    ILLINOIS
         ADDISON
         ADDISON
         ALTON
         ARLINGTON HEIGHTS
         AURORA
         AURORA (8)
         BELLEVILLE
         BLOOMINGTON                  BARNES & NOBLE                 2005              2015
         BRADLEY
         BRIDGEVIEW
         CALUMET CITY                 BEST BUY                       2012              2032
         CARBONDALE
         CHAMPAIGN
         CHAMPAIGN (8)                MICHAELS                       2010              2025
         CHICAGO
         CHICAGO
         CHICAGO
         CHICAGO
         CHICAGO
         COUNTRYSIDE
         CRESTHILL
         CRESTWOOD
         CRYSTAL LAKE
         DOWNERS GROVE
         DOWNERS GROVE
         DOWNERS GROVE                BEST BUY                       2012              2032
         ELGIN
         ELGIN
         FAIRVIEW HEIGHTS             WALGREENS                      2010              2037
         FOREST PARK
         GENEVA
         MATTESON
         MT. PROSPECT
         MUNDELIEN
         NAPERVILLE
         NILES
         NORRIDGE
         OAKLAWN
         OAKBROOK TERRACE
         ORLAND PARK
         ORLAND PARK
         OTTAWA
         PEORIA
         ROCKFORD
         SCHAUMBURG
         SKOKIE
         SPRINGFIELD
         STREAMWOOD
         WAUKEGAN
         WOODRIDGE


                                YEAR           OWNERSHIP                    LEASABLE  PERCENT
                              DEVELOPED        INTEREST/        LAND AREA     AREA     LEASED
     LOCATION                OR ACQUIRED    (EXPIRATION)(2)      (ACRES)    (SQ. FT.)   (1)
----------------------------------------------------------------------------------------------
    INDIANA
         EVANSVILLE             1986              FEE              14.2      193,472      97
         EVANSVILLE             1986              FEE              11.5      149,182      97
         FELBRAM                1970              FEE               4.1       27,400     100
         GREENWOOD              1970              FEE              25.7      157,162     100
         GRIFFITH               1997      GROUND LEASE (2054)      10.6      114,684     100
         INDIANAPOLIS (6)       1967              FEE              11.9       75,000     100
         INDIANAPOLIS           1967       FEE/JOINT VENTURE       17.4       96,104      57
         INDIANAPOLIS           1986              FEE              20.6      177,580      94
         INDIANAPOLIS           1997              FEE               9.6       96,476       -
         LAFAYETTE              1971              FEE              12.4       90,500      97
         LAFAYETTE              1997              FEE              24.3      183,440      46
         LAFAYETTE              1998              FEE              43.2      208,376      95
         MERRILLVILLE           1997      GROUND LEASE (2015)      12.7      105,511     100
         MISHAWAKA              1998              FEE               7.5       82,100     100
         SOUTH BEND             1998              FEE               1.8       81,668     100
    IOWA
         CLIVE                  1996              FEE               8.8       90,000     100
         DAVENPORT              1997      GROUND LEASE (2028)       9.1       91,035     100
         DES MOINES             1999              FEE              23.0      150,143      77
         DUBUQUE                1997      GROUND LEASE (2019)       6.5       82,979     100
         SE DES MOINES          1996              FEE               9.6      111,847     100
         WATERLOO               1996              FEE               9.0       96,000     100
    KANSAS
         KANSAS CITY            1998              FEE              19.6      167,301      98
         E. WICHITA (8)         1996              FEE               6.5       97,992     100
         OVERLAND PARK          1998              FEE              14.5      162,982     100
         ROELAND PARK           1997      GROUND LEASE (2024)      12.7      152,248     100
         W. WICHITA (8)         1996              FEE               8.1       96,319     100
         WICHITA (8)            1998              FEE              13.5      133,771      97
    KENTUCKY
         BELLEVUE               1976              FEE               6.0       53,695     100
         LEXINGTON              1993              FEE              35.8      258,713      95
         HINKLEVILLE            1998      GROUND LEASE (2039)       2.0       85,229     100
    LOUISIANA
         BATON ROUGE            1997              FEE              18.6      342,706      92
         HOUMA                  1999              FEE              10.1       98,586      83
         LAFAYETTE              1997              FEE              21.9      222,923      96
         NEW ORLEANS            1983       FEE/JOINT VENTURE        7.0      190,000     100
    MAINE
         BANGOR                 2001              FEE               8.6       86,422     100
    MARYLAND
         GAITHERSBURG           1999              FEE               8.7       87,061     100
         GLEN BURNIE            2000              FEE               6.0       60,173     100
         HAGERSTOWN             1973              FEE              10.5      117,718     100
         LANDOVER               1999              FEE              23.3      232,903     100
         LAUREL                 1964              FEE              18.0       75,924     100
         LAUREL                 1972              FEE               8.1       81,550     100
         WHITE MARSH            1998              FEE              25.3      187,331     100
    MASSACHUSETTS
         FOXBOROUGH (8)         2000              FEE              11.9      118,844     100
         GREAT BARRINGTON       1994              FEE              14.1      134,817      94
         LEOMINSTER             1975              FEE              57.0      610,361      90
         SHREWSBURY             2000              FEE              10.8      108,418     100
    MICHIGAN
         CLARKSTON              1996              FEE              20.0      157,102      99
         CLAWSON                1993              FEE              13.5      179,572     100
         FARMINGTON             1993              FEE               2.8       97,038      87
         FLINT                  1989              FEE              46.6      243,847      85
         LIVONIA                1968              FEE               4.5       44,185      87
         MUSKEGON               1985              FEE              12.2       71,215      92
         TAYLOR                 1993              FEE              13.0      141,549      74
         WALKER                 1993              FEE              41.8      283,668     100
    MINNESOTA
         MAPLE GROVE (8)        2001              FEE              63.0      429,575     100
         MINNETONKA (8)         1998              FEE              12.1      120,220     100
    MISSOURI
         BRIDGETON              1997      GROUND LEASE (2040)      27.3      101,592     100
         CAPE GIRARDEAU         1997      GROUND LEASE (2060)       7.0       80,803     100
         CREVE COEUR            1998              FEE              12.2      113,781      82
         ELLISVILLE             1970              FEE              18.4      118,080     100
         HAZELWOOD              1970              FEE              15.0      149,230      12
         INDEPENDENCE           1998              FEE              21.0      160,795     100
         JOPLIN                 1998              FEE              12.6      155,416      98
         JOPLIN (8)             1998              FEE               9.5       80,524     100
         KANSAS CITY            1997              FEE              17.8      143,781      81
         KANSAS CITY            1997              FEE              15.6      174,716     100
         KIRKWOOD               1998      GROUND LEASE (2069)      19.8      169,736     100
         LEMAY                  1974              FEE               3.1       73,281     100
         MANCHESTER (8)         1998              FEE               9.6       89,305     100

                                                                   MAJOR LEASES
                                  -----------------------------------------------------
                                                              LEASE         OPTION
     LOCATION                         TENANT NAME           EXPIRATION    EXPIRATION
---------------------------------------------------------------------------------------
    INDIANA
         EVANSVILLE           SHOPKO                           2018          2038
         EVANSVILLE           SHOPKO                           2018          2038
         FELBRAM              SAVE A LOT                       2006          2016
         GREENWOOD            BABY SUPERSTORE                  2006          2021
         GRIFFITH             KMART                            2024          2054
         INDIANAPOLIS (6)     DAVIS WHOLESALE                  2003          2012
         INDIANAPOLIS         KROGER                           2026          2066
         INDIANAPOLIS         TARGET                           2009          2029
         INDIANAPOLIS
         LAFAYETTE            MENARD                           2006
         LAFAYETTE            PAYLESS SUPERMARKET              2004          2014
         LAFAYETTE            FAMOUS FOOTWEAR                  2011          2026
         MERRILLVILLE         KMART                            2015
         MISHAWAKA            K'S MERCHANDISE                  2013          2023
         SOUTH BEND           MENARD                           2010          2030
    IOWA
         CLIVE                KMART                            2021          2051
         DAVENPORT            KMART                            2024          2028
         DES MOINES           BEST BUY                         2008          2023
         DUBUQUE              SHOPKO                           2018          2038
         SE DES MOINES        HOME DEPOT                       2020          2065
         WATERLOO             KMART                            2021          2051
    KANSAS
         KANSAS CITY          KMART (10)
         E. WICHITA (8)       SHOPKO                           2018          2038
         OVERLAND PARK        HOME DEPOT                       2005          2050
         ROELAND PARK         KMART (10)
         W. WICHITA (8)       SHOPKO                           2018          2038
         WICHITA (8)          BEST BUY                         2010          2025
    KENTUCKY
         BELLEVUE             KROGER                           2005          2035
         LEXINGTON            BEST BUY                         2009          2024
         HINKLEVILLE          SHOPKO                           2018          2038
    LOUISIANA
         BATON ROUGE          BURLINGTON COAT                  2004          2024
         HOUMA                OLD NAVY                         2009          2014
         LAFAYETTE            STEIN MART                       2005          2020
         NEW ORLEANS          DILLARDS                         2011          2031
    MAINE
         BANGOR               BURLINGTON COAT                  2007          2032
    MARYLAND
         GAITHERSBURG         GREAT BEGINNING                  2011          2021
         GLEN BURNIE          ROOMSTORE                        2002
         HAGERSTOWN           AMES                             2007          2017
         LANDOVER             RAYTHEON                         2003          2015
         LAUREL               VILLAGE THRIFT                   2004          2009
         LAUREL               AMES                             2007          2017
         WHITE MARSH          COSTCO                           2013          2048
    MASSACHUSETTS
         FOXBOROUGH (8)       BRADLEES                         2002          2032
         GREAT BARRINGTON     KMART                            2006          2016
         LEOMINSTER           SEARS                            2003          2033
         SHREWSBURY           BED BATH & BEYOND                2012          2032
    MICHIGAN
         CLARKSTON            FARMER JACKS                     2015          2045
         CLAWSON              FARMER JACKS                     2006          2016
         FARMINGTON           DAMMAN HARDWARE                  2015          2030
         FLINT                KESSEL FOOD MARKETS              2014          2034
         LIVONIA              DAMMAN HARDWARE                  2005          2010
         MUSKEGON             PLUMB'S FOOD                     2007          2022
         TAYLOR               KOHLS                            2022          2042
         WALKER               BUILDERS SQUARE                  2016          2051
    MINNESOTA
         MAPLE GROVE (8)      BYLERLY'S                        2020          2035
         MINNETONKA (8)       TOYS R US                        2016          2031
    MISSOURI
         BRIDGETON            KOHLS                            2010          2020
         CAPE GIRARDEAU       SHOPKO                           2018          2038
         CREVE COEUR          KOHLS                            2018          2038
         ELLISVILLE           SHOP N SAVE                      2005          2015
         HAZELWOOD            WALGREENS                        2006
         INDEPENDENCE         KMART                            2024          2054
         JOPLIN               GOODYS                           2010          2015
         JOPLIN (8)           SHOPKO                           2018          2038
         KANSAS CITY          HOME DEPOT                       2005          2050
         KANSAS CITY          KMART                            2024          2054
         KIRKWOOD             KMART (10)
         LEMAY                SHOP N SAVE                      2003          2008
         MANCHESTER (8)       KOHLS                            2018          2038

                                                                  MAJOR LEASES
                             ---------------------------------------------------------------------------
                                                                     LEASE                OPTION
     LOCATION                            TENANT NAME               EXPIRATION           EXPIRATION
--------------------------------------------------------------------------------------------------------
    INDIANA
         EVANSVILLE              OFFICEMAX                            2012                 2027
         EVANSVILLE              BUEHLER FOODS                        2003                 2013
         FELBRAM
         GREENWOOD               TOYS R US                            2011                 2056
         GRIFFITH
         INDIANAPOLIS (6)
         INDIANAPOLIS
         INDIANAPOLIS            DOLLAR TREE                          2004                 2014
         INDIANAPOLIS
         LAFAYETTE
         LAFAYETTE               JOANN FABRICS                        2010                 2020
         LAFAYETTE               PETSMART                             2012                 2032
         MERRILLVILLE
         MISHAWAKA
         SOUTH BEND
    IOWA
         CLIVE
         DAVENPORT
         DES MOINES              OFFICEMAX                            2008                 2018
         DUBUQUE
         SE DES MOINES
         WATERLOO
    KANSAS
         KANSAS CITY             PRICE CHOPPER                        2007                 2017
         E. WICHITA (8)
         OVERLAND PARK
         ROELAND PARK            PRICE CHOPPER                        2004                 2009
         W. WICHITA (8)
         WICHITA (8)             TJ MAXX                              2004                 2019
    KENTUCKY
         BELLEVUE
         LEXINGTON               BED BATH & BEYOND                    2013                 2038
         HINKLEVILLE
    LOUISIANA
         BATON ROUGE             STEIN MART                           2006                 2016
         HOUMA                   OFFICEMAX                            2013                 2028
         LAFAYETTE               LINENS N THINGS                      2009                 2024
         NEW ORLEANS
    MAINE
         BANGOR
    MARYLAND
         GAITHERSBURG
         GLEN BURNIE
         HAGERSTOWN              SUPER SHOE                           2006                 2016
         LANDOVER
         LAUREL                  DOLLAR TREE                          2010                 2015
         LAUREL
         WHITE MARSH             SPORTS AUTHORITY                     2011                 2021
    MASSACHUSETTS
         FOXBOROUGH (8)          OCEAN STATE JOB                      2007                 2022
         GREAT BARRINGTON        PRICE CHOPPER                        2016                 2036
         LEOMINSTER              JC PENNEY                            2009                 2034
         SHREWSBURY              STAPLES                              2006                 2021
    MICHIGAN
         CLARKSTON               FRANKS NURSERY                       2011                 2031
         CLAWSON                 FRANKS NURSERY                       2016
         FARMINGTON              DOLLAR CASTLE                        2005                 2010
         FLINT                   RITE AID                             2002                 2011
         LIVONIA
         MUSKEGON                JOANN FABRICS                        2005                 2015
         TAYLOR                  PARTY CONCEPTS                       2007                 2017
         WALKER                  KOHLS                                2017                 2037
    MINNESOTA
         MAPLE GROVE (8)         BEST BUY                             2015                 2030
         MINNETONKA (8)          GOLFSMITH                            2008                 2018
    MISSOURI
         BRIDGETON
         CAPE GIRARDEAU
         CREVE COEUR
         ELLISVILLE
         HAZELWOOD
         INDEPENDENCE            TILE SHOP                            2014                 2024
         JOPLIN                  HASTINGS BOOKS                       2004                 2014
         JOPLIN (8)
         KANSAS CITY
         KANSAS CITY             PRICE CHOPPER                        2015                 2030
         KIRKWOOD                HANCOCK FABRICS                      2007                 2017
         LEMAY                   ST.LOUIS SALES FACTORY OUTLET        2006                 2011
         MANCHESTER (8)

                                                                   MAJOR LEASES
                             --------------------------------------------------------------------
                                                                      LEASE            OPTION
     LOCATION                            TENANT NAME               EXPIRATION        EXPIRATION
-------------------------------------------------------------------------------------------------
    INDIANA
         EVANSVILLE                    MICHAELS                       2004              2019
         EVANSVILLE
         FELBRAM
         GREENWOOD                     TJ MAXX                        2004              2010
         GRIFFITH
         INDIANAPOLIS (6)
         INDIANAPOLIS
         INDIANAPOLIS
         INDIANAPOLIS
         LAFAYETTE
         LAFAYETTE
         LAFAYETTE                     STAPLES                        2011              2026
         MERRILLVILLE
         MISHAWAKA
         SOUTH BEND
    IOWA
         CLIVE
         DAVENPORT
         DES MOINES                    JOANN FABRICS                  2007              2017
         DUBUQUE
         SE DES MOINES
         WATERLOO
    KANSAS
         KANSAS CITY
         E. WICHITA (8)
         OVERLAND PARK
         ROELAND PARK
         W. WICHITA (8)
         WICHITA (8)                   MICHAELS                       2005              2025
    KENTUCKY
         BELLEVUE
         LEXINGTON                     TOYS R US                      2013              2038
         HINKLEVILLE
    LOUISIANA
         BATON ROUGE
         HOUMA                         MICHAELS                       2009              2019
         LAFAYETTE
         NEW ORLEANS
    MAINE
         BANGOR
    MARYLAND
         GAITHERSBURG
         GLEN BURNIE
         HAGERSTOWN
         LANDOVER
         LAUREL
         LAUREL
         WHITE MARSH                   PETSMART                       2010              2030
    MASSACHUSETTS
         FOXBOROUGH (8)
         GREAT BARRINGTON
         LEOMINSTER                    MAY DEPARTMENT STORES          2009              2024
         SHREWSBURY
    MICHIGAN
         CLARKSTON                     CVS                            2005              2020
         CLAWSON                       STAPLES                        2011              2026
         FARMINGTON
         FLINT
         LIVONIA
         MUSKEGON
         TAYLOR
         WALKER                        OFFICEMAX                      2013              2033
    MINNESOTA
         MAPLE GROVE (8)               JOANN FABRICS                  2010              2030
         MINNETONKA (8)                OFFICEMAX                      2006              2011
    MISSOURI
         BRIDGETON
         CAPE GIRARDEAU
         CREVE COEUR
         ELLISVILLE
         HAZELWOOD
         INDEPENDENCE
         JOPLIN                        OFFICEMAX                      2010              2025
         JOPLIN (8)
         KANSAS CITY
         KANSAS CITY
         KIRKWOOD                      FRANKS NURSERY                 2011
         LEMAY
         MANCHESTER (8)


                                YEAR           OWNERSHIP                    LEASABLE  PERCENT
                              DEVELOPED        INTEREST/        LAND AREA     AREA     LEASED
     LOCATION                OR ACQUIRED    (EXPIRATION)(2)      (ACRES)    (SQ. FT.)   (1)
---------------------------------------------------------------------------------------------
         SPRINGFIELD            1994              FEE              41.5      277,560      98
         SPRINGFIELD            1998      GROUND LEASE (2087)      18.5      167,828     100
         ST. CHARLES            1998              FEE              36.9        8,000     100
         ST. CHARLES            1999      GROUND LEASE (2039)       8.4       84,460     100
         ST. LOUIS              1972              FEE              13.1      163,821      19
         ST. LOUIS              1998              FEE              17.5      157,913      75
         ST. LOUIS              1997      GROUND LEASE (2025)      19.7      155,868     100
         ST. LOUIS              1997      GROUND LEASE (2035)      37.7      168,367      82
         ST. LOUIS              1997      GROUND LEASE (2040)      16.3      128,765     100
         ST. LOUIS              1997              FEE              17.5      163,097      98
         ST. PETERS             1997              FEE              14.8      171,780     100
    NEVADA
         HENDERSON (4)          1999       FEE/JOINT VENTURE       34.0      162,014     100
         LAS VEGAS (8)          2000              FEE              23.4      234,496      51
    NEW HAMPSHIRE
         SALEM                  1994              FEE              39.8      340,626      99
    NEW JERSEY
         BRIDGEWATER (8) (9)    2001              FEE              15.8      506,545     100
         CHERRY HILL            1985       FEE/JOINT VENTURE       18.6      122,050      79
         CHERRY HILL            1996      GROUND LEASE (2035)      15.2      129,809      95
         CINNAMINSON            1996              FEE              13.7      138,408     100
         DELRAN (8)             2000              FEE              16.1      161,128      95
         FRANKLIN               1998              FEE              14.9      138,364      96
         HILLSBOROUGH (4)       2001              FEE              13.8      122,000     100
         NORTH BRUNSWICK        1994              FEE              38.1      409,879      86
         PISCATAWAY             1998              FEE               9.6       97,348      97
         PLAINFIELD (8)         1998              FEE              16.2      133,249      95
         RIDGEWOOD              1994              FEE               2.7       24,280     100
         WESTMONT               1994              FEE              17.4      192,380      81
    NEW MEXICO
         ALBUQUERQUE            1998              FEE               4.7       37,735     100
         ALBUQUERQUE            1998              FEE              26.0      180,512      99
         ALBUQUERQUE            1998              FEE               4.8       59,722      94
    NEW YORK
         BRIDGEHAMPTON          1973              FEE              30.2      287,632      99
         BRONX                  1998       FEE/JOINT VENTURE       20.8      208,149     100
         BROOKLYN (8)           2000              FEE               8.1       80,708     100
         BUFFALO, AMHERST       1988       FEE/JOINT VENTURE        7.5      101,066     100
         BUFFALO                1988       FEE/JOINT VENTURE        9.2      141,077      89
         BUFFALO                1988       FEE/JOINT VENTURE       12.0      153,125      92
         CARLE PLACE            1993              FEE               8.3      131,452      90
         CENTEREACH             1993       FEE/JOINT VENTURE       40.7      371,028      93
         COMMACK                1998      GROUND LEASE(2085)/
                                            JOINT VENTURE          35.7      255,798     100
         COPIAGUE (8)           1998              FEE              15.4      154,692     100
         FREEPORT (8)           2000              FEE               9.6      173,031     100
         GLEN COVE (8)          2000              FEE               2.7       49,597      94
         HAMPTON BAYS           1989              FEE               8.2       70,990     100
         HEMPSTEAD (8)          2000              FEE               1.4       13,905     100
         HENRIETTA              1988              FEE              14.9      123,000     100
         IRONDEQUOIT            1988              FEE              12.8       17,995     100
         LATHAM (8)             1999              FEE              60.3      603,171      98
         MANHASSET              1999              FEE               9.6      273,943      48
         MASSAPEQUA             1999              FEE               1.5       22,010     100
         MERRICK (8)            2000              FEE              10.8      107,871     100
         MIDDLETOWN (8)         2000              FEE              10.1       80,000     100
         MUNSEY PARK (8)        2000              FEE               6.0       72,748     100
         NANUET                 1984              FEE               6.0       70,522      67
         PLAINVIEW              1969              FEE               7.0       88,222      99
         POUGHKEEPSIE           1972              FEE              20.0      165,733      93
         WEST GATES             1993              FEE              18.6      185,153     100
         STATEN ISLAND (8)      2000              FEE              14.4      177,118      96
         STATEN ISLAND          1989              FEE              16.7      210,990     100
         STATEN ISLAND          1997              FEE               7.0       98,193      99
         SYOSSET                1967              FEE               2.5       32,124     100
         YONKERS (8)            2000       GROUND LEASE(2047)       6.3       56,361      94
         YONKERS                1995              FEE               4.4       43,560     100
    NORTH CAROLINA
         CARY (8)               2001              FEE              38.6      229,213      98
         CARY                   2000              FEE               8.6       86,015     100
         CARY                   1998              FEE              10.9      102,787      96
         CHARLOTTE              1968              FEE              13.5      110,300     100
         CHARLOTTE              1993              FEE              14.0      135,269     100
         CHARLOTTE              1986       GROUND LEASE(2048)      18.5      227,808      77
         DURHAM                 1996              FEE              13.2      116,186      92
         GASTONIA               1989              FEE              24.9      235,607      87
         GREENSBORO             1999              FEE               8.2      100,794      27
         GREENSBORO (8)         1998              FEE               4.4       41,387     100
         RALEIGH                1993              FEE              35.9      374,395      98
         RALEIGH (4)            2001       FEE/JOINT VENTURE       24.4            -       -
         RALEIGH (4)            2001       FEE/JOINT VENTURE        9.9       56,000      96
         RALEIGH                2001              FEE              26.0       83,965      95
         WINSTON-SALEM          1969              FEE              13.2      137,868      98

                                                           MAJOR LEASES
                                  ------------------------------------------------------
                                                              LEASE         OPTION
     LOCATION                         TENANT NAME           EXPIRATION    EXPIRATION
----------------------------------------------------------------------------------------
         SPRINGFIELD          BEST BUY                         2011          2026
         SPRINGFIELD          KMART                            2024          2054
         ST. CHARLES          FAMOUS FOOTWEAR                  2005          2015
         ST. CHARLES          KOHLS                            2019          2039
         ST. LOUIS            WALGREENS                        2006
         ST. LOUIS            BURLINGTON COAT                  2004          2024
         ST. LOUIS            KMART                            2024          2025
         ST. LOUIS            KMART                            2024          2035
         ST. LOUIS            KMART                            2024          2040
         ST. LOUIS            KMART (10)
         ST. PETERS           KMART                            2024          2054
    NEVADA
         HENDERSON (4)        SEARS                            2022          2062
         LAS VEGAS (8)        ALBERTSONS                       2009          2019
    NEW HAMPSHIRE
         SALEM                KOHLS                            2003          2013
    NEW JERSEY
         BRIDGEWATER (8) (9)  BED BATH & BEYOND                2010          2030
         CHERRY HILL          SUPER G                          2016          2036
         CHERRY HILL          KOHLS                            2016          2036
         CINNAMINSON          AMES                             2019          2034
         DELRAN (8)           KMART                            2007          2017
         FRANKLIN             EDWARDS                          2010          2020
         HILLSBOROUGH (4)     KOHLS                            2100
         NORTH BRUNSWICK      WAL-MART                         2018          2058
         PISCATAWAY           SHOPRITE                         2014          2024
         PLAINFIELD (8)       A&P                              2018          2058
         RIDGEWOOD            FRESH FIELDS                     2015          2030
         WESTMONT             SUPER FRESH                      2017          2081
    NEW MEXICO
         ALBUQUERQUE          SEARS HARDWARE                   2006          2021
         ALBUQUERQUE          MOVIES WEST                      2011          2021
         ALBUQUERQUE          PAGE ONE                         2003          2013
    NEW YORK
         BRIDGEHAMPTON        KMART                            2019          2039
         BRONX                NATIONAL AMUSEMENTS              2011          2036
         BROOKLYN (8)         HOME DEPOT                       2022          2058
         BUFFALO, AMHERST     TOPS SUPERMARKET                 2013          2033
         BUFFALO              TOPS SUPERMARKET                 2012          2037
         BUFFALO              AMES                             2014          2034
         CARLE PLACE          HARROWS                          2003
         CENTEREACH           WAL-MART                         2015          2044
         COMMACK
                              KING KULLEN                      2017          2047
         COPIAGUE (8)         HOME DEPOT                       2011          2056
         FREEPORT (8)         STOP & SHOP                      2025
         GLEN COVE (8)        STAPLES                          2014          2029
         HAMPTON BAYS         MACY'S EAST, INC.                2005          2025
         HEMPSTEAD (8)        WALGREENS                        2059
         HENRIETTA            FUN QUEST                        2007          2012
         IRONDEQUOIT          STAPLES                          2010          2030
         LATHAM (8)           SAMS CLUB                        2013          2043
         MANHASSET            FILENES                          2006          2011
         MASSAPEQUA           DUANE READE                      2014
         MERRICK (8)          WALDBAUMS                        2013          2041
         MIDDLETOWN (8)       BEST BUY                         2016          2031
         MUNSEY PARK (8)      BED BATH & BEYOND                2007          2022
         NANUET               GMF ASSOCIATES                   2012          2022
         PLAINVIEW            FAIRWAY STORES                   2017          2037
         POUGHKEEPSIE         STOP & SHOP                      2020          2049
         WEST GATES           TOPS SUPERMARKET                 2004          2024
         STATEN ISLAND (8)    TJ MAXX                          2005          2025
         STATEN ISLAND        KMART                            2006          2011
         STATEN ISLAND        WALDBAUMS                        2006          2031
         SYOSSET              NY SPORTS CLUB                   2016          2021
         YONKERS (8)          STAPLES                          2014          2029
         YONKERS              SHOPRITE                         2008          2028
    NORTH CAROLINA
         CARY (8)             BJ'S                             2020          2040
         CARY                 BED BATH & BEYOND                2005          2014
         CARY                 LOWES                            2017          2037
         CHARLOTTE            MEDIA PLAY                       2005          2020
         CHARLOTTE            BI-LO                            2009          2029
         CHARLOTTE            TOYS R US                        2012          2042
         DURHAM               TJ MAXX                          2003          2013
         GASTONIA             SERVICE MERCHANDISE              2003
         GREENSBORO           BEN FRANKLIN                     2010          2020
         GREENSBORO (8)       STAPLES                          2011          2031
         RALEIGH              BEST BUY                         2005          2020
         RALEIGH (4)
         RALEIGH (4)          FOOD LION                        2021          2041
         RALEIGH              KROGER                           2019          2059
         WINSTON-SALEM        HARRIS TEETER                    2016          2041

                                                                    MAJOR LEASES
                             ---------------------------------------------------------------------------
                                                                      LEASE               OPTION
     LOCATION                            TENANT NAME               EXPIRATION           EXPIRATION
--------------------------------------------------------------------------------------------------------
         SPRINGFIELD             JC PENNEY                            2005                 2015
         SPRINGFIELD             OFFICE DEPOT                         2005                 2010
         ST. CHARLES
         ST. CHARLES
         ST. LOUIS
         ST. LOUIS               OFFICE DEPOT                         2005                 2015
         ST. LOUIS               WEEKENDS ONLY                        2004                 2009
         ST. LOUIS               FIRESTONE                            2004                 2019
         ST. LOUIS
         ST. LOUIS               ODD LOTS                             2003                 2009
         ST. PETERS              OFFICE DEPOT                         2004                 2009
    NEVADA
         HENDERSON (4)           HOMELIFE                             2017                 2032
         LAS VEGAS (8)           FACTORY 2U STORES                    2004                 2009
    NEW HAMPSHIRE
         SALEM                   SHAWS SUPERMARKET                    2008                 2038
    NEW JERSEY
         BRIDGEWATER (8) (9)     BABIES R US                          2014                 2039
         CHERRY HILL             DOLLAR TREE                          2005                 2015
         CHERRY HILL             SEARS HARDWARE                       2003                 2013
         CINNAMINSON
         DELRAN (8)              EICKHOFF SUPERMARKETS                2006                 2016
         FRANKLIN                NY SPORTS CLUB                       2006                 2016
         HILLSBOROUGH (4)
         NORTH BRUNSWICK         BURLINGTON COAT                      2008                 2013
         PISCATAWAY
         PLAINFIELD (8)          SEARS HARDWARE                       2008                 2028
         RIDGEWOOD
         WESTMONT                SUPER FITNESS                        2009
    NEW MEXICO
         ALBUQUERQUE
         ALBUQUERQUE             ROSS STORES                          2006                 2021
         ALBUQUERQUE             WALGREENS                            2027
    NEW YORK
         BRIDGEHAMPTON           KING KULLEN                          2015                 2035
         BRONX                   WALDBAUMS                            2011                 2046
         BROOKLYN (8)            WALGREENS                            2030
         BUFFALO, AMHERST
         BUFFALO                 JOANN FABRICS                        2002                 2012
         BUFFALO                 ECKERD                               2003                 2018
         CARLE PLACE             STAPLES                              2010                 2025
         CENTEREACH              KING KULLEN                          2003                 2033
         COMMACK
                                 LINENS N THINGS                      2018                 2038
         COPIAGUE (8)            JACK LALANNE                         2008                 2018
         FREEPORT (8)            TOYS R US                            2020                 2040
         GLEN COVE (8)
         HAMPTON BAYS            GENOVESE                             2006                 2025
         HEMPSTEAD (8)
         HENRIETTA               STAPLES                              2010                 2025
         IRONDEQUOIT
         LATHAM (8)              WAL-MART                             2013                 2043
         MANHASSET
         MASSAPEQUA
         MERRICK (8)
         MIDDLETOWN (8)          LINENS N THINGS                      2016                 2031
         MUNSEY PARK (8)         FRESH FIELDS                         2011                 2021
         NANUET
         PLAINVIEW
         POUGHKEEPSIE            ODD LOTS                             2007                 2017
         WEST GATES
         STATEN ISLAND (8)       NATIONAL WHOLESALE                   2010                 2030
         STATEN ISLAND           PATHMARK                             2011                 2021
         STATEN ISLAND           DUANE READE                          2011                 2021
         SYOSSET
         YONKERS (8)
         YONKERS
    NORTH CAROLINA
         CARY (8)                PETSMART                             2016                 2036
         CARY                    DICKS CLOTHING                       2014                 2029
         CARY                    ECKARD                               2007                 2017
         CHARLOTTE               TJ MAXX                              2007                 2017
         CHARLOTTE               MICHAELS                             2003                 2013
         CHARLOTTE               OFFICEMAX                            2009                 2024
         DURHAM                  JOANN FABRICS                        2010                 2020
         GASTONIA                TOYS R US                            2015                 2045
         GREENSBORO
         GREENSBORO (8)
         RALEIGH                 PHAR-MOR                             2010                 2025
         RALEIGH (4)
         RALEIGH (4)
         RALEIGH
         WINSTON-SALEM


                             ------------------------------------------------------------------
                                                                     LEASE            OPTION
     LOCATION                           TENANT NAME               EXPIRATION        EXPIRATION
------------------------------------------------------------------------------------------------
         SPRINGFIELD                  TJ MAXX                        2006              2021
         SPRINGFIELD
         ST. CHARLES
         ST. CHARLES
         ST. LOUIS
         ST. LOUIS
         ST. LOUIS                    FRANKS NURSERY                 2005              2015
         ST. LOUIS
         ST. LOUIS
         ST. LOUIS
         ST. PETERS
    NEVADA
         HENDERSON (4)
         LAS VEGAS (8)
    NEW HAMPSHIRE
         SALEM                        BOB'S STORES                   2011              2021
    NEW JERSEY
         BRIDGEWATER (8) (9)          MARSHALLS                      2009              2024
         CHERRY HILL
         CHERRY HILL
         CINNAMINSON
         DELRAN (8)
         FRANKLIN
         HILLSBOROUGH (4)
         NORTH BRUNSWICK              OFFICE DEPOT                   2010              2025
         PISCATAWAY
         PLAINFIELD (8)               CVS                            2018              2038
         RIDGEWOOD
         WESTMONT                     JOANN FABRICS                  2010              2020
    NEW MEXICO
         ALBUQUERQUE
         ALBUQUERQUE                  VALLEY FURNITURE               2007              2017
         ALBUQUERQUE
    NEW YORK
         BRIDGEHAMPTON                TJ MAXX                        2007              2017
         BRONX                        OFFICE OF HEARING              2007
         BROOKLYN (8)
         BUFFALO, AMHERST
         BUFFALO
         BUFFALO                      BIG LOTS                       2004              2014
         CARLE PLACE
         CENTEREACH                   MODELLS                        2009              2019
         COMMACK
                                      SPORTS AUTHORITY               2017              2037
         COPIAGUE (8)
         FREEPORT (8)                 MARSHALLS                      2006              2016
         GLEN COVE (8)
         HAMPTON BAYS
         HEMPSTEAD (8)
         HENRIETTA
         IRONDEQUOIT
         LATHAM (8)                   HOME DEPOT                     2031              2071
         MANHASSET
         MASSAPEQUA
         MERRICK (8)
         MIDDLETOWN (8)
         MUNSEY PARK (8)
         NANUET
         PLAINVIEW
         POUGHKEEPSIE                 GOODYEAR TIRE                  2003              2018
         WEST GATES
         STATEN ISLAND (8)            MICHAELS                       2006              2031
         STATEN ISLAND
         STATEN ISLAND
         SYOSSET
         YONKERS (8)
         YONKERS
    NORTH CAROLINA
         CARY (8)                     KOHLS                          2022              2102
         CARY
         CARY
         CHARLOTTE                    CVS                            2003              2018
         CHARLOTTE
         CHARLOTTE
         DURHAM
         GASTONIA                     WINN DIXIE                     2002
         GREENSBORO
         GREENSBORO (8)
         RALEIGH                      EFW PLEASANT VALLEY            2007              2017
         RALEIGH (4)
         RALEIGH (4)
         RALEIGH
         WINSTON-SALEM


                                YEAR           OWNERSHIP                    LEASABLE  PERCENT
                              DEVELOPED        INTEREST/        LAND AREA     AREA     LEASED
     LOCATION                OR ACQUIRED    (EXPIRATION)(2)      (ACRES)    (SQ. FT.)   (1)
----------------------------------------------------------------------------------------------
    OHIO
         AKRON                  1975              FEE               6.9       76,438     100
         AKRON                  1988              FEE              24.5      138,363      93
         AKRON                  1988              FEE              12.6      149,054      28
         AKRON                  1988      GROUND LEASE (2012)      22.9      116,656       8
         BARBERTON              1972              FEE              10.0       38,175      74
         BEAVERCREEK            1986              FEE              18.2      146,636      77
         BEDFORD                1988      GROUND LEASE (2019)      13.1      133,147      25
         BROOKLYN               1988              FEE              14.4      133,563     100
         BRUNSWICK              1975              FEE              20.0      168,523      94
         CAMBRIDGE              1973              FEE              13.1       95,955      92
         CANTON                 1993              FEE               7.9       63,989      69
         CANTON                 1972              FEE              19.6      161,569      89
         CANTON                 1988              FEE               9.2       99,267       -
         CANTON                 1988      GROUND LEASE (2007)      20.6      150,900       -
         CENTERVILLE            1988              FEE              15.2      115,114      75
         CINCINNATI (3)         1988              FEE              11.6      233,401     100
         CINCINNATI             2000              FEE               8.8       88,317      62
         CINCINNATI (8)         2000              FEE              36.7      375,499     100
         CINCINNATI             1988              FEE               8.8      121,242     100
         CINCINNATI             1988              FEE              29.2      320,095      80
         CINCINNATI (3)         1999              FEE              16.7       93,474      99
         CLEVELAND              1975      GROUND LEASE (2035)       9.4       83,061      62
         COLUMBUS               1967              FEE              13.8      110,263      79
         COLUMBUS               1988              FEE              12.4      131,789     100
         COLUMBUS               1988              FEE              13.7      140,993     100
         COLUMBUS               1988              FEE              17.9      129,008     100
         COLUMBUS               1988              FEE              12.4      135,650     100
         COLUMBUS               1988              FEE              12.5       99,262     100
         COLUMBUS (4)           2001              FEE              20.6            -       -
         COLUMBUS (8)           1998              FEE              12.1      113,183     100
         DAYTON                 1969      GROUND LEASE (2043)      22.8      163,131      60
         DAYTON                 1984              FEE              32.1      214,279      89
         DAYTON                 1988              FEE              16.9      141,616     100
         DAYTON (4)             1999              FEE               7.8       82,000     100
         DAYTON                 1988              FEE              11.2      116,374     100
         HUBER HEIGHTS (8)      1999              FEE              40.0      309,768      99
         KENT                   1988              FEE              12.2      106,500     100
         LIMA                   1986              FEE              18.1      193,633      90
         MENTOR                 1987              FEE              20.6      103,910     100
         MENTOR                 1988              FEE              25.0      271,259     100
         MIDDLEBURG HEIGHTS     1988              FEE               8.2      104,342       -
         NORTH OLMSTEAD         1988              FEE              11.7       99,862     100
         SHARONVILLE            1977      GROUND LEASE (2076)/
                                             JOINT VENTURE         15.0      130,715     100
         SPRINGBORO PIKE        1985              FEE              13.0       99,147      97
         SPRINGDALE (8)         2000              FEE              22.0      243,929      77
         SPRINGFIELD            1988              FEE              14.3      131,628     100
         UPPER ARLINGTON        1969              FEE              13.3      158,395      91
         WESTERVILLE          1988/1993           FEE              25.4      242,124      81
         WICKLIFFE              1995              FEE              10.0      128,180     100
         WILLOUGHBY HILLS       1988              FEE              14.1      156,178      31
    OKLAHOMA
         EDMOND                 1997              FEE               9.8       97,527     100
         MIDWEST CITY           1998              FEE               9.7       99,433     100
         NORMAN (8)             2001              FEE              31.3      225,842     100
         OKLAHOMA CITY          1998              FEE              19.8      232,635      77
         TULSA                  1996              FEE               8.8       96,100     100
    PENNSYLVANIA
         EXTON                  1999              FEE               6.1       60,685     100
         BLUE BELL              1996              FEE              17.7      120,211     100
         CHIPPEWA               2000              FEE              22.4      215,206     100
         DUQUESNE               1993              FEE               8.8       69,733     100
         E. NORRITON            1984              FEE              12.5      134,860      99
         E. STROUDSBURG         1973              FEE              15.3      168,218      99
         EAGLEVILLE             1973              FEE              15.2      165,385     100
         EASTWICK               1997              FEE               3.4       36,511     100
         EXTON                  1996              FEE               9.8       85,184     100
         FEASTERVILLE           1996              FEE               4.6       86,575     100
         GETTYSBURG             1986              FEE               2.3       30,706      94
         HARRISBURG             1972       FEE/JOINT VENTURE       17.0      175,917     100
         HARRISBURG             1972              FEE              11.7      152,565     100
         HAVERTOWN              1996              FEE               9.0       80,938     100
         LANDSDALE              1996      GROUND LEASE (2037)       1.4       84,470     100
         MIDDLETOWN             1973              FEE              21.9      140,481      73
         MIDDLETOWN             1986              FEE               4.7       35,747      81
         NEW KENSINGTON         1986              FEE              12.5      106,624      99
         PENN HILLS             1986      GROUND LEASE (2027)      31.1      110,517     100
         PHILADELPHIA           1983       FEE/JOINT VENTURE        8.1      214,970      97
         PHILADELPHIA           1995       FEE/JOINT VENTURE       22.6      275,033      99
         PHILADELPHIA           1996              FEE               6.3       82,345     100
         PHILADELPHIA           1996      GROUND LEASE (2035)       6.8      133,309     100
         RICHBORO               1986              FEE              14.5      107,817      88
         SCOTT TOWNSHIP         1999      GROUND LEASE (2052)       6.9       69,288     100
         SPRINGFIELD            1983              FEE              19.7      218,907     100
         TREXLERTOWN            1998      GROUND LEASE (2048)/
                                             J0INT VENTURE          1.2       41,680      86

                                                           MAJOR LEASES
                                  ----------------------------------------------------
                                                               LEASE        OPTION
     LOCATION                         TENANT NAME           EXPIRATION    EXPIRATION
--------------------------------------------------------------------------------------
    OHIO
         AKRON                GIANT EAGLE                      2021          2041
         AKRON                GABRIEL BROTHER                  2005          2025
         AKRON                GIANT EAGLE                      2002          2017
         AKRON
         BARBERTON            GIANT EAGLE                      2021          2051
         BEAVERCREEK          KROGER                           2018          2048
         BEDFORD              LEVIN FURNITURE                  2002          2012
         BROOKLYN             AMES (10)
         BRUNSWICK            KMART                            2005          2050
         CAMBRIDGE            QUALITY STORES (TJX)             2010          2020
         CANTON               CINEMARK                         2003
         CANTON               BURLINGTON COAT                  2018          2043
         CANTON
         CANTON
         CENTERVILLE          BED BATH & BEYOND                2017          2032
         CINCINNATI (3)       CIRCUIT CITY                     2008          2031
         CINCINNATI           HOBBY LOBBY                      2011          2021
         CINCINNATI (8)       WAL-MART                         2010          2040
         CINCINNATI           BURLINGTON COAT                  2005          2025
         CINCINNATI           SERVICE MERCHANDISE              2007          2012
         CINCINNATI (3)       BIGGS FOODS                      2008          2028
         CLEVELAND            ALDI                             2003          2023
         COLUMBUS             SPEEDS                           2003          2011
         COLUMBUS             KOHLS                            2011          2031
         COLUMBUS             KOHLS                            2011          2031
         COLUMBUS             KOHLS                            2011          2031
         COLUMBUS             KOHLS                            2011          2031
         COLUMBUS             SOUTHLAND EXPO                   2004
         COLUMBUS (4)
         COLUMBUS (8)         BORDER BOOKS                     2018          2038
         DAYTON               BEST BUY                         2004          2024
         DAYTON               VICTORIA'S SECRET                2004          2019
         DAYTON               VALUE CITY                       2010          2020
         DAYTON (4)           SHOWCASE CINEMA                  2020          2050
         DAYTON               VALUE CITY                       2010          2015
         HUBER HEIGHTS (8)    ELDER BEERMAN                    2014          2044
         KENT                 TOPS SUPERMARKET                 2026          2096
         LIMA                 RAYS SUPERMARKET                 2011          2026
         MENTOR               AMES (10)
         MENTOR               GIANT EAGLE                      2019          2029
         MIDDLEBURG HEIGHTS
         NORTH OLMSTEAD       TOPS SUPERMARKET                 2026          2096
         SHARONVILLE
                              KMART                            2004          2054
         SPRINGBORO PIKE      RHODES FURNITURE                 2013          2028
         SPRINGDALE (8)       WAL-MART                         2015          2045
         SPRINGFIELD          KMART                            2010          2030
         UPPER ARLINGTON      TJ MAXX                          2011          2021
         WESTERVILLE          KOHLS                            2016          2036
         WICKLIFFE            GABRIEL BROTHERS                 2008          2023
         WILLOUGHBY HILLS     MARCS DRUGS                      2012          2017
    OKLAHOMA
         EDMOND               KMART                            2024          2054
         MIDWEST CITY         KMART                            2024          2054
         NORMAN (8)           BED BATH & BEYOND                2010          2030
         OKLAHOMA CITY        HOME DEPOT                       2014          2044
         TULSA                KMART                            2021          2051
    PENNSYLVANIA
         EXTON                ACME MARKETS                     2015          2045
         BLUE BELL            KOHLS                            2016          2036
         CHIPPEWA             KMART                            2018          2068
         DUQUESNE             PAT CATANS CRAFTS                2005
         E. NORRITON          SHOPRITE                         2017          2037
         E. STROUDSBURG       KMART                            2002          2022
         EAGLEVILLE           KMART                            2004          2019
         EASTWICK             MERCY HOSPITAL                   2012          2022
         EXTON                KOHLS                            2016          2036
         FEASTERVILLE         VALUE CITY                       2011          2026
         GETTYSBURG           GIANT FOOD                       2005          2010
         HARRISBURG           AMES                             2003          2033
         HARRISBURG           AMES                             2002          2032
         HAVERTOWN            KOHLS                            2016          2036
         LANDSDALE            KOHLS                            2012
         MIDDLETOWN           SHARP SHOPPER                    2010          2015
         MIDDLETOWN           US POST OFFICE                   2016          2026
         NEW KENSINGTON       GIANT EAGLE                      2006          2026
         PENN HILLS           AMES                             2017          2026
         PHILADELPHIA         JC PENNEY                        2012          2037
         PHILADELPHIA         PETSMART                         2006          2016
         PHILADELPHIA         KMART                            2016          2036
         PHILADELPHIA         KMART                            2010          2035
         RICHBORO             SUPER FRESH                      2018          2058
         SCOTT TOWNSHIP       WAL-MART                         2015          2052
         SPRINGFIELD          VALUE CITY                       2013          2043
         TREXLERTOWN
                              LEHIGH VALLEY HEALTH             2008          2023

                                                                  MAJOR LEASES
                             -----------------------------------------------------------------------------
                                                                      LEASE               OPTION
     LOCATION                            TENANT NAME               EXPIRATION           EXPIRATION
----------------------------------------------------------------------------------------------------------
    OHIO
         AKRON
         AKRON                   PAT CATANS CRAFTS                    2003                 2013
         AKRON
         AKRON
         BARBERTON
         BEAVERCREEK
         BEDFORD
         BROOKLYN                ALMOST FREE                          2010                 2000
         BRUNSWICK               GIANT EAGLE                          2006                 2031
         CAMBRIDGE               KROGER                               2004                 2014
         CANTON                  DOLLAR GENERAL                       2003                 2012
         CANTON                  TJ MAXX                              2007                 2017
         CANTON
         CANTON
         CENTERVILLE             ODD JOB                              2007                 2017
         CINCINNATI (3)          BIG LOTS                             2004                 2019
         CINCINNATI
         CINCINNATI (8)          THRIFTWAY                            2006                 2026
         CINCINNATI              TOYS R US                            2019                 2044
         CINCINNATI              TOYS R US                            2016                 2046
         CINCINNATI (3)
         CLEVELAND
         COLUMBUS
         COLUMBUS                TOYS R US                            2015                 2040
         COLUMBUS                STAPLES                              2005                 2010
         COLUMBUS                GRANT/RIVERSIDE METHODIST HOSP.      2011
         COLUMBUS                CIRCUIT CITY                         2019                 2039
         COLUMBUS
         COLUMBUS (4)
         COLUMBUS (8)            ZANY BRAINY                          2007                 2017
         DAYTON                  JOANN FABRICS                        2007                 2017
         DAYTON                  JOANN FABRICS                        2006                 2016
         DAYTON                  CIRCUIT CITY                         2018                 2038
         DAYTON (4)
         DAYTON
         HUBER HEIGHTS (8)       KOHLS                                2015                 2035
         KENT
         LIMA                    BUCKEYE DISCOUNT                     2004                 2024
         MENTOR
         MENTOR                  BURLINGTON COAT                      2014
         MIDDLEBURG HEIGHTS
         NORTH OLMSTEAD
         SHARONVILLE
                                 KROGER                               2003                 2028
         SPRINGBORO PIKE         OFFICEMAX                            2002                 2022
         SPRINGDALE (8)          OFFICEMAX                            2009                 2024
         SPRINGFIELD             HOBBY LOBBY                          2010                 2020
         UPPER ARLINGTON         PEDDLERS VILLAGE                     2008
         WESTERVILLE             OFFICEMAX                            2002                 2022
         WICKLIFFE               BIG LOTS                             2005                 2010
         WILLOUGHBY HILLS
    OKLAHOMA
         EDMOND
         MIDWEST CITY
         NORMAN (8)              BARNES & NOBLES                      2012                 2027
         OKLAHOMA CITY           BEST BUY                             2008                 2023
         TULSA
    PENNSYLVANIA
         EXTON
         BLUE BELL               SEARS HARDWARE                       2002                 2007
         CHIPPEWA                HOME DEPOT                           2018                 2068
         DUQUESNE                RED, WHITE & BLUE                    2005
         E. NORRITON             STAPLES                              2008                 2023
         E. STROUDSBURG          WEIS MARKETS                         2002                 2012
         EAGLEVILLE              SAFEWAY                              2011                 2026
         EASTWICK
         EXTON
         FEASTERVILLE
         GETTYSBURG
         HARRISBURG              MEDIA PLAY                           2011                 2026
         HARRISBURG              BIG LOTS                             2015                 2045
         HAVERTOWN
         LANDSDALE
         MIDDLETOWN              ELECTRONICS INSTITUTE                2002
         MIDDLETOWN
         NEW KENSINGTON
         PENN HILLS
         PHILADELPHIA            TOYS R US                            2007                 2052
         PHILADELPHIA            AMC THEATERS                         2003                 2023
         PHILADELPHIA
         PHILADELPHIA
         RICHBORO                DOLLAR TREE                          2007                 2017
         SCOTT TOWNSHIP
         SPRINGFIELD             STAPLES                              2008                 2023
         TREXLERTOWN


                                                                 MAJOR LEASES
                            -------------------------------------------------------------------
                                                                    LEASE            OPTION
     LOCATION                          TENANT NAME               EXPIRATION        EXPIRATION
-----------------------------------------------------------------------------------------------
    OHIO
         AKRON
         AKRON
         AKRON
         AKRON
         BARBERTON
         BEAVERCREEK
         BEDFORD
         BROOKLYN
         BRUNSWICK
         CAMBRIDGE
         CANTON
         CANTON
         CANTON
         CANTON
         CENTERVILLE
         CINCINNATI (3)              OFFICE DEPOT                   2004              2024
         CINCINNATI
         CINCINNATI (8)              DICKS SPORTING                 2016              2031
         CINCINNATI
         CINCINNATI                  LINENS N THINGS                2005              2015
         CINCINNATI (3)
         CLEVELAND
         COLUMBUS
         COLUMBUS                    KROGER                         2031              2071
         COLUMBUS
         COLUMBUS
         COLUMBUS
         COLUMBUS
         COLUMBUS (4)
         COLUMBUS (8)
         DAYTON                      BIG LOTS                       2002              2008
         DAYTON
         DAYTON
         DAYTON (4)
         DAYTON
         HUBER HEIGHTS (8)           MARSHALLS                      2009              2024
         KENT
         LIMA
         MENTOR
         MENTOR                      JOANN FABRICS                  2009              2019
         MIDDLEBURG HEIGHTS
         NORTH OLMSTEAD
         SHARONVILLE

         SPRINGBORO PIKE
         SPRINGDALE (8)
         SPRINGFIELD
         UPPER ARLINGTON             CVS                            2019              2039
         WESTERVILLE
         WICKLIFFE                   DOLLAR GENERAL                 2004
         WILLOUGHBY HILLS
    OKLAHOMA
         EDMOND
         MIDWEST CITY
         NORMAN (8)                  OFFICEMAX                      2011              2031
         OKLAHOMA CITY
         TULSA
    PENNSYLVANIA
         EXTON
         BLUE BELL
         CHIPPEWA
         DUQUESNE                    ECKERD                         2004
         E. NORRITON                 JOANN FABRICS                  2007              2017
         E. STROUDSBURG
         EAGLEVILLE
         EASTWICK
         EXTON
         FEASTERVILLE
         GETTYSBURG
         HARRISBURG                  SUPERPETZ                      2002              2022
         HARRISBURG
         HAVERTOWN
         LANDSDALE
         MIDDLETOWN
         MIDDLETOWN
         NEW KENSINGTON
         PENN HILLS
         PHILADELPHIA
         PHILADELPHIA                SUPER FRESH                    2022              2052
         PHILADELPHIA
         PHILADELPHIA
         RICHBORO                    RITE AID                       2007              2017
         SCOTT TOWNSHIP
         SPRINGFIELD                 JOANN FABRICS                  2006              2016
         TREXLERTOWN



                                YEAR           OWNERSHIP                    LEASABLE  PERCENT
                              DEVELOPED        INTEREST/        LAND AREA     AREA     LEASED
     LOCATION                OR ACQUIRED    (EXPIRATION)(2)      (ACRES)    (SQ. FT.)   (1)
----------------------------------------------------------------------------------------------
         UPPER ALLEN            1986              FEE               6.0       59,470      89
         UPPER DARBY            1996       FEE/JOINT VENTURE       16.3       48,936      99
         WEST MIFFLIN           1974              FEE              21.9      193,878      51
         WEST MIFFLIN           1986              FEE               8.3       84,279      94
         WHITEHALL              1996      GROUND LEASE (2081)       6.0       84,524     100
         YORK                   1986              FEE               8.0       61,979      92
         YORK                   1986              FEE              13.7       53,011     100
         YORK                   1986              FEE               3.3       35,500     100
    RHODE ISLAND
         CRANSTON               1998              FEE              11.0      129,907      91
    SOUTH CAROLINA
         AIKEN                  1989              FEE              16.6       11,200      33
         CHARLESTON             1978              FEE              17.6      165,973      88
         CHARLESTON             1995              FEE              17.2      186,000      90
         FLORENCE               1997              FEE              21.0      113,922     100
         GREENVILLE             1997              FEE              20.4      148,532      64
         N. CHARLESTON        2000/1997           FEE              27.3      267,102      79
    TENNESSEE
         MEMPHIS                2000              OTH               8.8       87,962     100
         CHATTANOOGA            1973      GROUND LEASE (2073)       7.6       44,288      64
         MADISON (8)            1999              FEE              21.1      189,299      99
         MADISON                1978      GROUND LEASE (2039)      14.5      182,256      70
         MEMPHIS (8)            2001              FEE               3.9       40,000     100
         MEMPHIS                1998              FEE              14.7      167,243      98
         NASHVILLE (8)          1999              FEE               9.3       99,909     100
         NASHVILLE              1998              FEE              10.2      109,012      97
         NASHVILLE              1998              FEE              16.9      171,236      70
    TEXAS
         AMARILLO (8)           1997              FEE               9.3      342,859      99
         ARLINGTON              1997              FEE               8.0       96,127     100
         AUSTIN (8)             1998              FEE              18.2      191,760     100
         AUSTIN                 1998              FEE              15.4      153,625      85
         BAYTOWN                1996              FEE               8.7       86,240     100
         BURLESON (4)           2000              FEE              54.6      225,000     100
         CEDAR HILL
          CROSSING (4)          1998              FEE              26.0      174,000     100
         CORSICANA              1997              FEE              10.3      350,000     100
         DALLAS                 1969       FEE/JOINT VENTURE       75.0      581,595      15
         DALLAS (8)             1998              FEE               6.8       83,867     100
         DUNCANVILLE            1996              FEE               6.8       96,500     100
         E. PLANO               1996              FEE               9.0       97,798     100
         FT. WORTH              1996              FEE              12.6      106,000     100
         GARLAND (8)            1998              FEE               6.3       62,000      60
         GARLAND                1996              FEE               2.9       41,364     100
         GARLAND                1996              FEE               8.8      103,600     100
         HOUSTON                1973              FEE               4.3       45,494     100
         HOUSTON (4)            2001       FEE/JOINT VENTURE       23.8            -       -
         HOUSTON                1998              FEE              40.0      405,758      87
         HOUSTON                1997              FEE               8.0      113,831      92
         HOUSTON                1999              FEE               5.6       84,188     100
         HOUSTON                1996              FEE               8.8      106,000     100
         HOUSTON                1997              FEE               8.2      106,295     100
         LEWISVILLE             1998              FEE              11.2       74,837      92
         LEWISVILLE             1998              FEE               7.6      124,089      56
         LEWISVILLE             1998              FEE               9.4       93,668      66
         LUBBOCK                1998              FEE               9.6      108,326      98
         MESQUITE               1974              FEE               9.0       79,550      94
         MESQUITE               1998              FEE              15.0      209,580      67
         N. ARLINGTON           1996              FEE               8.0       97,000     100
         NORTH RICHLAND
          HILLS (5)             1997              FEE               9.2            -       -
         PASADENA (8)           1999              FEE              15.1      169,203     100
         PASADENA               2001              FEE              24.6      240,706      73
         RICHARDSON (8)         1998              FEE              11.7      112,604     100
         SAN ANTONIO (4)        1999       FEE/JOINT VENTURE      147.6      513,000      97
         W. OAKS - HOUSTON      1996              FEE               8.2       96,500     100
    UTAH
         OGDEN                  1967              FEE              11.4      121,449      88
    VIRGINIA
         COLONIAL HEIGHTS       1999              FEE               6.1       60,909     100
         FAIRFAX (8)            1998              FEE              37.0      323,262     100
         HARRISONBURG           1999              FEE               3.1       31,111     100
         MANASSAS               1997              FEE              13.5      117,525      99
         RICHMOND               1995              FEE              11.5      121,550     100
         RICHMOND               1999              FEE               8.5       84,683       -
         WOODBRIDGE             1973      GROUND LEASE(2072)/
                                             JOINT VENTURE         19.6      187,063      98
         WOODBRIDGE (8)         1998              FEE              54.0      480,001      98
    WASHINGTON
         BELLINGHAM (8)         1998              FEE              20.0      188,885      98
         FEDERAL WAY (8)        2000              FEE              17.0      200,209      99
    WEST VIRGINIA
         CHARLES TOWN           1985              FEE              22.0      206,208     100
         CHARLESTON             1999              FEE              14.8      134,943      99
         MARTINSBURG            1986              FEE               6.0       43,212     100
    WISCONSIN
         RACINE                 1988              FEE              14.2      156,430      93

                                                          MAJOR LEASES
                                 -----------------------------------------------------
                                                             LEASE         OPTION
     LOCATION                        TENANT NAME           EXPIRATION    EXPIRATION
--------------------------------------------------------------------------------------
         UPPER ALLEN         GIANT FOOD                       2010          2030
         UPPER DARBY         MERCY HOSPITAL                   2012          2022
         WEST MIFFLIN        GIANT EAGLE                      2014          2039
         WEST MIFFLIN        AMES                             2007          2032
         WHITEHALL           KOHLS                            2016          2036
         YORK                SUPERPETZ PET                    2004          2009
         YORK                GIANT FOOD                       2006          2026
         YORK                GIANT FOOD                       2007          2017
    RHODE ISLAND
         CRANSTON            BOB'S STORES                     2003          2028
    SOUTH CAROLINA
         AIKEN
         CHARLESTON          STEIN MART                       2006          2016
         CHARLESTON          TJ MAXX                          2004
         FLORENCE            HAMRICKS                         2006          2011
         GREENVILLE          BABIES R US                      2002          2022
         N. CHARLESTON       SPORTS AUTHORITY                 2013          2033
    TENNESSEE
         MEMPHIS             OLD TIME POTTERY                 2010          2025
         CHATTANOOGA         ECHOLS FURNITURE                 2002
         MADISON (8)         SPORTS AUTHORITY                 2013          2028
         MADISON             OLD TIME POTTERY                 2006          2006
         MEMPHIS (8)         BED BATH & BEYOND                2012          2027
         MEMPHIS             TOYS R US                        2017          2042
         NASHVILLE (8)       BEST BUY                         2014          2029
         NASHVILLE           MARSHALLS                        2004          2010
         NASHVILLE           STEIN MART                       2003          2013
    TEXAS
         AMARILLO (8)        HOME DEPOT                       2019          2109
         ARLINGTON           HOBBY LOBBY                      2008          2018
         AUSTIN (8)          CIRCUIT CITY                     2017          2037
         AUSTIN              HEB GROCERY                      2006          2026
         BAYTOWN             HOBBY LOBBY                      2008          2018
         BURLESON (4)        KOHLS                            2023          2053
         CEDAR HILL
          CROSSING (4)       KOHLS                            2021          2041
         CORSICANA           KOHLS                            2021          2061
         DALLAS
         DALLAS (8)          ROSS STORES                      2007          2017
         DUNCANVILLE         KMART                            2021          2051
         E. PLANO            HOME DEPOT EXPO                  2024          2054
         FT. WORTH           KMART                            2021          2051
         GARLAND (8)         OFFICE DEPOT                     2006          2021
         GARLAND             KROGER                           2005          2025
         GARLAND             KMART                            2021          2051
         HOUSTON             KROGER                           2002          2012
         HOUSTON (4)
         HOUSTON             HOBBY LOBBY                      2012          2032
         HOUSTON             HEB PANTRY STORE                 2007          2027
         HOUSTON             OFFICE DEPOT                     2002          2012
         HOUSTON             KMART                            2021          2051
         HOUSTON             HOME DEPOT                       2024          2054
         LEWISVILLE          BALLYS TOTAL FITNESS             2007          2022
         LEWISVILLE          BABIES R US                      2009          2027
         LEWISVILLE          DSW SHOES                        2008          2028
         LUBBOCK             PETSMART                         2015          2040
         MESQUITE            KROGER                           2012          2037
         MESQUITE            BEST BUY                         2009          2024
         N. ARLINGTON        KMART                            2021          2051
         NORTH RICHLAND
          HILLS (5)
         PASADENA (8)        PETSMART                         2015          2030
         PASADENA            BEST BUY                         2012          2027
         RICHARDSON (8)      OFFICEMAX                        2011          2026
         SAN ANTONIO (4)     TOYS R US                        2016          2041
         W. OAKS - HOUSTON   KMART                            2021          2051
    UTAH
         OGDEN               KMART                            2002
    VIRGINIA
         COLONIAL HEIGHTS    BLOOM BROS                       2008
         FAIRFAX (8)         HOME DEPOT                       2013          2033
         HARRISONBURG        STAPLES                          2004          2024
         MANASSAS            SUPER FRESH                      2006          2026
         RICHMOND            BURLINGTON COAT                  2006          2035
         RICHMOND
         WOODBRIDGE
                             AMES                             2006          2021
         WOODBRIDGE (8)      LOWES                            2012          2032
    WASHINGTON
         BELLINGHAM (8)      BON HOME STORE                   2012          2022
         FEDERAL WAY (8)     ASSOCIATED                       2015          2045
    WEST VIRGINIA
         CHARLES TOWN        WAL-MART                         2017          2047
         CHARLESTON          KROGER                           2008          2038
         MARTINSBURG         GIANT FOOD                       2010          2030
    WISCONSIN
         RACINE              PIGGLY WIGGLY                    2003          2009

                                                                  MAJOR LEASES
                            --------------------------------------------------------------------------------
                                                                     LEASE                OPTION
     LOCATION                            TENANT NAME               EXPIRATION           EXPIRATION
------------------------------------------------------------------------------------------------------------
         UPPER ALLEN             CVS                                  2008
         UPPER DARBY
         WEST MIFFLIN            FASHION BUG                          2006                 2026
         WEST MIFFLIN
         WHITEHALL
         YORK                    ECKERD                               2004
         YORK                    CVS                                  2005                 2020
         YORK                    RITE AID                             2002                 2012
    RHODE ISLAND
         CRANSTON                MARSHALLS                            2011                 2021
    SOUTH CAROLINA
         AIKEN
         CHARLESTON              BY THE YARD                          2006                 2016
         CHARLESTON              OFFICE DEPOT                         2006                 2016
         FLORENCE                STAPLES                              2010                 2035
         GREENVILLE
         N. CHARLESTON           MARSHALLS                            2003                 2013
    TENNESSEE
         MEMPHIS
         CHATTANOOGA
         MADISON (8)             BEST BUY                             2014                 2029
         MADISON
         MEMPHIS (8)
         MEMPHIS                 OFFICEMAX                            2008                 2028
         NASHVILLE (8)           OFFICEMAX                            2015                 2035
         NASHVILLE               OFFICEMAX                            2004                 2019
         NASHVILLE
    TEXAS
         AMARILLO (8)            KMART                                2024                 2054
         ARLINGTON
         AUSTIN (8)              BABIES R US                          2012                 2027
         AUSTIN                  ACE HARDWARE                         2006                 2026
         BAYTOWN                 ROSS STORES                          2012                 2032
         BURLESON (4)
         CEDAR HILL
          CROSSING (4)           STAPLES                              2015                 2030
         CORSICANA
         DALLAS
         DALLAS (8)              KMART                                2009                 2024
         DUNCANVILLE
         E. PLANO
         FT. WORTH
         GARLAND (8)
         GARLAND
         GARLAND
         HOUSTON
         HOUSTON (4)
         HOUSTON                 OSHMAN SPORTING                      2009                 2024
         HOUSTON                 PALAIS ROYAL                         2007                 2022
         HOUSTON                 METROPOLITAN FURNITURE               2013                 2023
         HOUSTON
         HOUSTON
         LEWISVILLE
         LEWISVILLE
         LEWISVILLE              PETLAND                              2009                 2019
         LUBBOCK                 OFFICEMAX                            2009                 2029
         MESQUITE                AUTO ZONE                            2003                 2013
         MESQUITE                PETSMART                             2007                 2027
         N. ARLINGTON
         NORTH RICHLAND
          HILLS (5)
         PASADENA (8)            OFFICEMAX                            2014                 2029
         PASADENA                ROSS STORES                          2012                 2032
         RICHARDSON (8)          BALLYS TOTAL FITNESS                 2009                 2019
         SAN ANTONIO (4)         BEST BUY                             2016                 2031
         W. OAKS - HOUSTON
    UTAH
         OGDEN
    VIRGINIA
         COLONIAL HEIGHTS        BOOKS-A-MILLION                      2008                 2015
         FAIRFAX (8)             COSTCO                               2011                 2046
         HARRISONBURG            CIRCUIT CITY                         2003                 2013
         MANASSAS                JOANN FABRICS                        2003                 2013
         RICHMOND
         RICHMOND
         WOODBRIDGE
                                 CAMPOS FURNITURE                     2002
         WOODBRIDGE (8)          SHOPPERS FOOD                        2009                 2044
    WASHINGTON
         BELLINGHAM (8)          BEST BUY                             2017                 2032
         FEDERAL WAY (8)         JOANN FABRICS                        2010                 2030
    WEST VIRGINIA
         CHARLES TOWN            STAPLES                              2008                 2018
         CHARLESTON              TJ MAXX                              2006                 2021
         MARTINSBURG             CVS                                  2003                 2008
    WISCONSIN
         RACINE                  BIG LOTS                             2005                 2015

                                                                MAJOR LEASES
                           --------------------------------------------------------------------
                                                                    LEASE            OPTION
     LOCATION                          TENANT NAME               EXPIRATION        EXPIRATION
-----------------------------------------------------------------------------------------------
         UPPER ALLEN                 COCOS                          2005
         UPPER DARBY
         WEST MIFFLIN                DOLLAR GENERAL                 2004
         WEST MIFFLIN
         WHITEHALL
         YORK
         YORK                        FAMILY DOLLAR                  2003              2013
         YORK
    RHODE ISLAND
         CRANSTON
    SOUTH CAROLINA
         AIKEN
         CHARLESTON
         CHARLESTON
         FLORENCE                    ATHLETES FOOT                  2007              2017
         GREENVILLE
         N. CHARLESTON               TJ MAXX                        2003              2008
    TENNESSEE
         MEMPHIS
         CHATTANOOGA
         MADISON (8)                 GOODYS                         2010              2020
         MADISON
         MEMPHIS (8)
         MEMPHIS
         NASHVILLE (8)
         NASHVILLE
         NASHVILLE
    TEXAS
         AMARILLO (8)                CIRCUIT CITY                   2010              2035
         ARLINGTON
         AUSTIN (8)
         AUSTIN                      FIRESTONE                      2006              2011
         BAYTOWN
         BURLESON (4)
         CEDAR HILL
          CROSSING (4)
         CORSICANA
         DALLAS
         DALLAS (8)
         DUNCANVILLE
         E. PLANO
         FT. WORTH
         GARLAND (8)
         GARLAND
         GARLAND
         HOUSTON
         HOUSTON (4)
         HOUSTON                     BED BATH & BEYOND              2009              2019
         HOUSTON
         HOUSTON                     JUST FOR FEET                  2013              2023
         HOUSTON
         HOUSTON
         LEWISVILLE
         LEWISVILLE
         LEWISVILLE
         LUBBOCK                     BARNES & NOBLE                 2010              2025
         MESQUITE
         MESQUITE
         N. ARLINGTON
         NORTH RICHLAND
          HILLS (5)
         PASADENA (8)                MICHAELS                       2009              2024
         PASADENA                    BED BATH & BEYOND              2012              2027
         RICHARDSON (8)              NORTHERN STORES                2004              2014
         SAN ANTONIO (4)             LINENS N THINGS                2011              2021
         W. OAKS - HOUSTON
    UTAH
         OGDEN
    VIRGINIA
         COLONIAL HEIGHTS
         FAIRFAX (8)                 SPORTS AUTHORITY               2003              2013
         HARRISONBURG
         MANASSAS
         RICHMOND
         RICHMOND
         WOODBRIDGE

         WOODBRIDGE (8)              BORDER BOOKS                   2019              2039
    WASHINGTON
         BELLINGHAM (8)              TJ MAXX                        2007              2012
         FEDERAL WAY (8)             BARNES & NOBLE                 2011              2026
    WEST VIRGINIA
         CHARLES TOWN
         CHARLESTON
         MARTINSBURG
    WISCONSIN
         RACINE                      HOBO                           2004              2014


                                YEAR           OWNERSHIP                    LEASABLE  PERCENT
                              DEVELOPED        INTEREST/        LAND AREA     AREA     LEASED
     LOCATION                OR ACQUIRED    (EXPIRATION)(2)      (ACRES)    (SQ. FT.)   (1)
---------------------------------------------------------------------------------------------
CANADA

    BRITISH COLUMBIA
         ABBOTSFORD             2001       FEE/JOINT VENTURE        9.4       94,126      97
         SURREY                 2001       FEE/JOINT VENTURE       12.7      126,759      91
         PRINCE GEORGE          2001       FEE/JOINT VENTURE       18.6      186,363      98
         MISSION                2001       FEE/JOINT VENTURE        8.6       85,505      98

         TOTAL 468 PROPERTY
          INTERESTS                                              7517.0   66,444,814

ACQUISITIONS SUBSEQUENT
 TO DECEMBER 31, 2001

    ARIZONA
         CHANDLER (4)           2002       FEE/JOINT VENTURE       10.8            -       -

    NORTH CAROLINA
         DURHAM (4)             2002       FEE/JOINT VENTURE       21.3            -       -

CANADA
    BRITISH COLUMBIA
         CALGARY                2002       FEE/JOINT VENTURE       15.3      153,173     100


         RETAIL STORE
          LEASES (7)          1995/1997         LEASEHOLD             -    4,475,953

                                                               ----------------------
         GRAND TOTAL 520 PROPERTY INTERESTS                     7,564.4    71,073,940
                                                               =======================

                                                         MAJOR LEASES
                                ----------------------------------------------------
                                                            LEASE         OPTION
     LOCATION                       TENANT NAME           EXPIRATION    EXPIRATION
------------------------------------------------------------------------------------
CANADA

    BRITISH COLUMBIA
         ABBOTSFORD         SAFEWAY                          2007          2037
         SURREY             OVERWAITEE                       2018          2028
         PRINCE GEORGE      OVERWAITEE                       2018          2028
         MISSION            CANADA SAFEWAY                   2011          2061

         TOTAL 468 PROPERTY
          INTERESTS

ACQUISITIONS SUBSEQUENT
 TO DECEMBER 31, 2001

    ARIZONA
         CHANDLER (4)

    NORTH CAROLINA
         DURHAM (4)

CANADA
    BRITISH COLUMBIA
         CALGARY             LINENS 'N THINGS                2015          2025


         RETAIL STORE
          LEASES (7)


         GRAND TOTAL 520 PROPERTY INTERESTS


                                                               MAJOR LEASES
                           --------------------------------------------------------------------------
                                                                  LEASE                OPTION
     LOCATION                         TENANT NAME               EXPIRATION           EXPIRATION
-----------------------------------------------------------------------------------------------------
CANADA

    BRITISH COLUMBIA
         ABBOTSFORD           STAPLES                              2012                 2022
         SURREY               OVERWAITEE GAS BAR                   2018                 2028
         PRINCE GEORGE        OVERWAITEE GAS BAR                   2017                 2027
         MISSION              LONDON DRUGS                         2011                 2021

         TOTAL 468 PROPERTY
          INTERESTS

ACQUISITIONS SUBSEQUENT
 TO DECEMBER 31, 2001

    ARIZONA
         CHANDLER (4)

    NORTH CAROLINA
         DURHAM (4)

CANADA
    BRITISH COLUMBIA
         CALGARY              WINNERS                              2009                 2024


         RETAIL STORE
          LEASES (7)


         GRAND TOTAL 520 PROPERTY INTERESTS


                                                                 MAJOR LEASES
                           --------------------------------------------------------------------
                                                                    LEASE            OPTION
     LOCATION                          TENANT NAME               EXPIRATION        EXPIRATION
-----------------------------------------------------------------------------------------------
CANADA

    BRITISH COLUMBIA
         ABBOTSFORD                  HONG KONG BANK                 2007              2022
         SURREY                      FAMOUS PLAYERS                 2010              2030
         PRINCE GEORGE               THE BAY                        2013              2083
         MISSION                     CALIFORNIA SUBS                2002              2012

         TOTAL 468 PROPERTY
          INTERESTS

ACQUISITIONS SUBSEQUENT
 TO DECEMBER 31, 2001

    ARIZONA
         CHANDLER (4)

    NORTH CAROLINA
         DURHAM (4)

CANADA
    BRITISH COLUMBIA
         CALGARY                     BUSINESS DEPOT                 2013              2028


         RETAIL STORE
          LEASES (7)


         GRAND TOTAL 520 PROPERTY INTERESTS



(1) PERCENT LEASED INFORMATION AS OF DECEMBER 31, 2001 OR DATE OF ACQUISITION IF ACQUIRED SUBSEQUENT TO DECEMBER 31, 2001.
(2) THE TERM "JOINT VENTURE" INDICATES THAT THE COMPANY OWNS THE PROPERTY IN CONJUNCTION WITH ONE OR MORE JOINT VENTURE PARTNERS. THE DATE INDICATED IS THE EXPIRATION DATE OF ANY GROUND LEASE AFTER GIVING AFFECT TO ALL RENEWAL PERIODS.
(3)  DENOTES REDEVELOPMENT PROJECT.
(4) DENOTES GROUND-UP DEVELOPMENT PROJECT. THE SQUARE FOOTAGE SHOWN REPRESENTS ONLY THE COMPLETED PORTION OF THE PROJECT.
(5)  DENOTES UNDEVELOPED LAND.
(6)  SOLD OR TERMINATED SUBSEQUENT TO DECEMBER 31, 2001.
(7) THE COMPANY HOLDS INTERESTS IN VARIOUS RETAIL STORE LEASES RELATED TO THE ANCHOR STORE PREMISES IN NEIGHBORHOOD AND COMMUNITY SHOPPING CENTERS.
(8)  DENOTES PROPERTY INTEREST IN KIMCO INCOME REIT ("KIR").
(9)  272,570 SQ. FT. OF THIS PROPERTY IS 100% OWNED BY KIMCO.
(10) LEASE REJECTED SUBSEQUENT TO DECEMBER 31, 2001.

      Executive Officers and Other Significant Employees of the Registrant

The following table sets forth information with respect to the executive officers and other significant employees of the Company as of February 1, 2002.

   Name                Age    Position                              Since

Milton Cooper          73     Chairman of the Board of              1991
                              Directors and Chief
                              Executive Officer

Michael J. Flynn       66     Vice Chairman of the                  1996
                              Board of Directors and
                              President and Chief                   1997
                              Operating Officer

David B. Henry         53     Vice Chairman of the                  2001
                              Board of Directors and
                              Chief Investment Officer

Patrick Callan, Jr.    39     Vice President -                      1998
                              Eastern Region

Thomas A. Caputo       55     Executive Vice President              2000

Glenn G. Cohen         38     Vice President -                      2000
                              Treasurer                             1997

Joseph V. Denis        50     Vice President -                      1993
                              Construction

Raymond Edwards        39     Vice President -                      2001
                              Retail Property Solutions

Jerald Friedman        57     President, KDI and                    2000
                              Executive Vice President              1998

Bruce M. Kauderer      55     Vice President - Legal                1995
                              General Counsel and                   1997
                              Secretary

Mitchell Margolis      41     Vice President -                      2001
                              Chief Information Officer

Robert Nadler          43     President -                           2000
                              Midwest Region

Scott G. Onufrey       36     Vice President -                      2001
                              Investor Relations

Michael V. Pappagallo  43     Vice President -                      1997
                              Chief Financial Officer

Josh N. Smith          37     President -                           2001
                              Western Region

Paul Weinberg          57     Vice President -                      2000
                              Human Resources

Joel Yarmak            52     Vice President -                      2000
                              Financial Operations

Michael J. Flynn has been President and Chief Operating Officer since January 2, 1997, Vice Chairman of the Board of Directors since January 2, 1996 and a Director of the Company since December 1, 1991. Mr. Flynn was Chairman of the Board and President of Slattery Associates, Inc. for more than five years prior to joining the Company.

David B. Henry has been Chief Investment Officer since April 2001 and Vice Chairman of the Board of Directors since May 2001. Mr. Henry served as the Chief Investment Officer and Senior Vice President of General Electric's GE Capital Real Estate business and Chairman of GE Capital Investment Advisors for more than five years prior to joining the Company.

Patrick Callan, Jr. has been a Vice President of the Company since May 1998. Mr. Callan was a Director of Leasing of the Company for more than five years prior to 1998.

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

Raymond Edwards has been Vice President - Retail Property Solutions since July 2001. Prior to joining the Company in July 2001, Mr. Edwards was Senior Vice President, Managing Director of SBC Group from 1998 to July 2001. SBC Group is a privately held company that acquires and invests in assets of retail companies. Previously, Mr. Edwards worked for 13 years at Keen Realty Consultants Inc. handling the marketing and disposition of real estate for retail operators including Caldor, Bonwit Teller, Alexander's and others.

Jerald Friedman has been President of the Company's KDI subsidiary since April 2000 and Executive Vice President of the Company since June 1998. Mr. Friedman was Senior Executive Vice President and Chief Operating Officer of The Price REIT, Inc. from January 1997 to June 1998. From 1994 through 1996, Mr. Friedman was the Chairman and Chief Executive Officer of K & F Development Company, an affiliate of The Price REIT, Inc.

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

Scott Onufrey has been a Vice President of the Company since October 2001. Mr. Onufrey served as Director of Investor Relations of the Company from March 1999 to September 2001. Mr. Onufrey was Vice President in J.P. Morgan Investment Management's real estate group from October 1995 to March 1999.

Michael V. Pappagallo has been a Vice President and Chief Financial Officer of the Company since May 27, 1997. Mr. Pappagallo was Chief Financial Officer of GE Capital's Commercial Real Estate Financial and Services business from September 1994 to May 1997 and held various other positions within GE Capital for more than five years prior to joining the Company.

Josh N. Smith has been President - Western Region of the Company since March 2001. Prior to joining the Company, Mr. Smith was Chief Investment Officer and Senior Vice President at Western Properties Trust from February 1998 to November 2000. Previously, Mr. Smith was Senior Vice President of Pacific Retail Trust from December 1996 to February 1998.

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

                                     PART II


Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

Market Information

The following table sets forth the common stock offerings completed by the Company during the three year period ended December 31, 2001. The Company's common stock was sold for cash at the following offering prices per share.


   Offering Date                            Offering Price
   -------------                            --------------

   August 2000                                  $28.33
   November 2001                                $32.85
   December 2001                                $33.57

The table below sets forth, for the quarterly periods indicated, the high and low sales prices per share reported on the NYSE Composite Tape for the Company's common stock. The Company's common stock is traded under the trading symbol
"KIM ".

                                     Stock Price
                                     -----------
            Period                 High        Low
            ------                 ----        ----

        2000:
        First Quarter             $25.00     $21.83
        Second Quarter            $28.46     $24.17
        Third Quarter             $28.54     $26.09
        Fourth Quarter            $29.83     $26.00

        2001:
        First Quarter             $30.08     $27.17
        Second Quarter            $31.57     $27.33
        Third Quarter             $33.30     $29.50
        Fourth Quarter            $34.07     $21.67

Holders

The number of holders of record of the Company's common stock, par value $0.01 per share, was 1,715 as of February 1, 2002.

Dividends

Since the IPO, the Company has paid regular quarterly dividends to its stockholders.

Quarterly dividends at the rate of $0.44 per share were declared and paid on December 7, 1999 and January 18, 2000 and March 15, 2000 and April 17, 2000 and June 15, 2000 and July 17, 2000, respectively. On September 15, 2000 and October 16, 2000, the Company declared and paid its quarterly dividend at an increased rate of $0.45 per share, respectively. On December 4, 2000, the Company declared its dividend payable during the first quarter of 2001 at an increased rate of $0.48 per share payable on January 16, 2001 to shareholders of record January 2, 2001. Quarterly dividends at the rate of $0.48 per share were declared and paid on March 15, 2001 and April 16, 2001 and June 15, 2001 and July 16, 2001 and September 17, 2001 and October 15, 2001, respectively. On October 24, 2001, the Company declared its dividend payable during the first quarter of 2002 at an increased rate of $0.52 per share payable on January 15, 2002 to shareholders of record January 2, 2002. This $0.52 per share dividend, if annualized, would equal $2.08 per share or an annual yield of approximately 6.7% based on the closing price of $31.02 of the Company's common stock on the NYSE as of February 1, 2002.

The Company has determined that the $1.92 dividend per share paid during 2001 represented 95% ordinary income to its stockholders and 5% return of capital and the $1.77 dividend per share paid during 2000 represented 100% ordinary income to its stockholders.

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

The Company maintains a dividend reinvestment and direct stock purchase plan (the "Plan") pursuant to which common and preferred stockholders and other interested investors may elect to automatically reinvest their dividends to purchase shares of the Company's common stock or, through optional cash payments, purchase shares of the Company's common stock. The Company may, from time to time, either (i) purchase shares of its common stock in the open market, or (ii) issue new shares of its common stock, for the purpose of fulfilling its obligations under the Plan.

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

                                                                                     Year ended December 31,
                                                            -----------------------------------------------------------------------
                                                                2001           2000           1999           1998           1997
                                                            -----------    -----------    -----------    -----------    -----------
                                                                          (in thousands, except per share information)
Operating Data:
Revenues from rental property (1)                           $   468,616    $   459,407    $   433,880    $   338,798    $   198,929
Interest expense                                            $    89,432    $    92,100    $    83,646    $    64,912    $    31,745
Depreciation and amortization                               $    74,209    $    71,129    $    67,416    $    51,348    $    30,053
Gain on sale of development properties                      $    13,418    $      --      $      --      $      --      $      --
Gain on sale of operating properties                        $     3,040    $     3,962    $     1,552    $       901    $       244
Provision for income taxes                                  $    19,376    $      --      $      --      $      --      $      --
Income before extraordinary items                           $   236,538    $   205,025    $   176,778    $   127,166    $    85,836
Income per common share, before
extraordinary items:
    Basic                                                   $      2.20    $      1.93    $      1.66    $      1.37    $      1.20
    Diluted                                                 $      2.16    $      1.91    $      1.64    $      1.35    $      1.19
Weighted average number of shares of common stock:
    Basic                                                        96,317         92,688         90,709         75,106         56,082
    Diluted                                                     101,163         93,653         91,466         75,961         56,775
Cash dividends declared per common share                    $      1.96    $      1.81    $      1.64    $      1.37    $      1.18
                                                                                          December 31,
                                                            -----------------------------------------------------------------------
                                                                2001           2000           1999           1998           1997
                                                            -----------    -----------    -----------    -----------    -----------
Balance Sheet Data:
Real estate, before accumulated depreciation                $ 3,201,364    $ 3,114,503    $ 2,951,050    $ 3,023,902    $ 1,404,196
Total assets                                                $ 3,384,779    $ 3,171,348    $ 3,007,476    $ 3,051,178    $ 1,343,890
Total debt                                                  $ 1,328,079    $ 1,325,663    $ 1,249,571    $ 1,289,561    $   531,614
Total stockholders' equity                                  $ 1,890,084    $ 1,704,339    $ 1,605,435    $ 1,585,019    $   743,319
Other Data:
                                                                                     Year ended December 31,
                                                            -----------------------------------------------------------------------
                                                                2001           2000           1999           1998           1997
                                                            -----------    -----------    -----------    -----------    -----------
Funds from Operations (2):
Net income                                                  $   236,538    $   205,025    $   176,778    $   122,266    $    85,836
Depreciation and amortization                                    74,209         71,129         67,416         51,348         30,053
Depreciation and amortization - KIR                              10,323          6,083          3,819           --             --
Depreciation and amortization - other real estate
     joint ventures                                               2,395          2,194          1,420            788            976
(Gain)/loss on sale of operating properties and
    early repayment of mortgage debt                             (3,040)        (3,962)        (1,552)         3,999           (244)
Preferred stock dividends                                       (24,553)       (26,328)       (26,478)       (24,654)       (18,438)
                                                            -----------    -----------    -----------    -----------    -----------
Funds from Operations                                       $   295,872    $   254,141    $   221,403    $   153,747    $    98,183
                                                            ===========    ===========    ===========    ===========    ===========
Cash flow provided by operations                                287,444    $   250,546    $   237,153    $   158,706    $   125,107
Cash flow used for investing activities                        (157,193)   $  (191,626)   $  (205,219)   $  (630,229)   $  (280,823)
Cash flow (used for) provided by financing activities           (55,501)   $   (67,899)   $   (47,778)   $   484,465    $   149,269

(1) Does not include revenues from rental property relating to unconsolidated joint ventures or revenues relating to the investment in retail stores leases.

(2) Most industry analysts and equity REITs, including the Company, generally consider funds from operations ("FFO") to be an appropriate supplemental measure of the performance of an equity REIT. FFO is defined as net income applicable to common shares before depreciation and amortization, extraordinary items, gains or losses on sales of operating real estate, plus the pro-rata amount of depreciation and amortization of unconsolidated joint ventures determined on a consistent basis. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and therefore should not be considered an alternative for net income as a measure of liquidity. In addition, the comparability of the Company's FFO with the FFO reported by other REITs may be affected by the differences that exist regarding certain accounting policies relating to expenditures for repairs and other recurring items.

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

Critical Accounting Policies

The Consolidated Financial Statements of the Company include accounts of the Company, its wholly-owned subsidiaries and all partnerships in which the Company has a controlling interest. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates are based on, but not limited to, historical results, industry standards and current economic conditions, giving due consideration to materiality. The most significant assumptions and estimates relate to revenue recognition and the recoverability of trade accounts receivable, depreciable lives and valuation of real estate. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

        Revenue Recognition and Accounts Receivable

Minimum revenues from rental property are recognized on a straight-line basis over the terms of the related leases. Certain of these leases also provide for percentage and overage rents based upon the level of sales achieved by the lessee. These percentage rents are recorded once the required sales level is achieved. The leases typically provide for tenant reimbursements of common area maintenance, real estate taxes and other operating expenses. Rental income may also include payments received in connection with lease termination agreements.

The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company's reported net income is directly affected by management's estimate of the collectability of accounts receivable.

The Company believes that its revenue recognition policy is in compliance with generally accepted accounting principles and in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition.

        Real Estate

Land, buildings and fixtures and leasehold improvements are recorded at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and replacements, which improve or extend the life of the asset, are capitalized.

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets, as follows:

Buildings                                    15 to 39 years
Fixtures and leasehold improvements          Terms of lease or useful lives,
                                             whichever is shorter

The Company is required to make subjective assessments as to the useful lives of its properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Company's net income.

Real estate under development on the Company's Consolidated Balance Sheet represents ground-up development projects which are held for sale. These assets are not depreciated and any gain on sale of these assets is generally recognized using the full accrual method in accordance with the provisions of Statement of Financial Accounting Standard No. 66, Accounting for Real Estate Sales.

        Long Lived Assets

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property value is considered impaired only if management's estimate of current and projected operating cash flows (undiscounted and without interest charges) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trend and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the carrying value of the property would be written down to an amount to reflect the fair value of the property.

Real estate held for sale is carried at cost and the sales price of such assets is estimated net of any selling costs. If, in management's opinion, the net sales price of the assets is less than the net book value of such assets, a valuation allowance is established.

The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. The Company's reported net income is directly affected by management's estimate of impairments and/or valuation allowances recognized.

Results of Operations

        Comparison 2001 to 2000

Revenues from rental property increased $9.2 million or 2.0% to $468.6 million for the year ended December 31, 2001, as compared with $459.4 million for the year ended December 31, 2000. This net increase resulted primarily from the combined effect of (i) the acquisition of three operating properties during 2001, providing revenues of $1.3 million for the year ended December 31, 2001,
(ii) the full year impact related to the 12 operating properties acquired in 2000 providing incremental revenues of $3.5 million, and (iii) the completion of certain development and redevelopment projects and new leasing within the portfolio providing incremental revenues of approximately $11.9 million as compared to the corresponding year ended December 31, 2000, offset by (iv) the commencement of new redevelopment projects and tenant buyouts causing a temporary increase in vacancy, sales of certain shopping center properties throughout 2001 and 2000 and an overall decrease in shopping center portfolio occupancy to 90.1% at December 31, 2001 as compared to 92.9% at December 31, 2000 due primarily to bankruptcies of tenants and subsequent rejections of leases resulting in a decrease of revenues of approximately $7.5 million as compared to the preceding year.

Rental property expenses, including depreciation and amortization, increased $6.8 million or 2.5% to $282.0 million for the year ended December 31, 2001 as compared to $275.2 million for the preceding year. The rental property expense components of real estate taxes, operating and maintenance, and depreciation and amortization increased approximately $1.7 million, $4.3 million, and $3.1 million, respectively, for the year ended December 31, 2001 as compared with the year ended December 31, 2000. These rental property expense increases are primarily due to property acquisitions during 2001 and 2000, renovations within the existing portfolio, the completion of certain redevelopment and development projects, and increased snow removal costs during 2001 offset by the disposition of certain shopping center properties.

Interest expense decreased $2.7 million or 2.9% to $89.4 million for the year ended December 31, 2001, as compared with $92.1 million for the year ended December 31, 2000. This decrease is primarily due to reduced interest costs on the Company's floating-rate revolving credit facility and remarketed reset notes during the year ended December 31, 2001, as compared to the preceding year.

The Company has interests in various retail store leases relating to the anchor stores premises in neighborhood and community shopping centers. These premises have been sublet to retailers which lease the stores pursuant to net lease agreements. Income from the investment in retail store leases decreased approximately $0.8 million or 21% to $3.2 million for the year ended December 31, 2001, as compared to $4.0 million for the year ended December 31, 2000. This decrease is primarily due to the Ames Department Stores, Inc. bankruptcy filing and subsequent rejection of certain leases causing the occupancy to decrease to 81.3% at December 31, 2001 as compared to 93.0% at December 31, 2000 for the retail store lease portfolio.

During 1998, the Company formed KIR, a limited partnership established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages. At the time of formation, the Company contributed 19 property interests to KIR. On April 28, 1999, KIR sold a significant interest in the partnership to institutional investors. As a result, the Company holds a non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting. Equity in income of KIR increased $3.7 million to $13.2 million for the year ended December 31, 2001, as compared to $9.5 million for the preceding year. This increase is primarily due to the Company's increased capital investment in KIR totaling $30.8 million during 2001 and $29.6 million during 2000. The additional capital investments received by KIR from the Company and its other institutional partners were used to purchase additional shopping center properties throughout calendar years 2001 and 2000.

Equity in income of other real estate joint ventures, net increased $36.5 million to $41.6 for the year ended December 31, 2001 as compared to $5.1 million for the year ended December 31, 2000. This increase is primarily attributable to the Montgomery Ward asset designation rights transaction described below.

During March 2001, the Company, through a taxable REIT subsidiary, formed a real estate joint venture (the "Ward Venture") in which the Company has a 50% interest, for purposes of acquiring asset designation rights for substantially all of the real estate property interests of the bankrupt estate of Montgomery Ward LLC and its affiliates. These asset designation rights have provided the Ward Venture the ability to direct the ultimate disposition of the 315 fee and leasehold interests held by the bankrupt estate. The Ward Venture has completed transactions on 271 properties, and the Company has recognized net profits of approximately $20.9 million after provision for income taxes for the year ended December 31, 2001. The pre-tax profits from the Ward Venture of approximately $34.6 million are included in the Consolidated Statement of Income in the caption Equity in income of other real estate joint ventures, net.

Other income, net decreased $2.1 million for the year ended December 31, 2001, as compared to the preceding calendar year. Other income, net is primarily comprised of interest income, dividend income and realized gains related to the Company's investments and sales of certain marketable equity and debt securities.

Operating and administrative expenses increased approximately $3.3 million for the year ended December 31, 2001, as compared to the preceding calendar year. This increase is primarily due to higher costs related to the growth of the Company including (i) increased senior management and staff levels, (ii) increased system related costs and (iii) other personnel related costs. In addition, the Company issued a stock grant award to a newly appointed executive officer of the Company valued at approximately $1.1 million during 2001.

Effective January 1, 2001, the Company has elected taxable REIT subsidiary status for its wholly owned development subsidiary, KDI. KDI is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion. During the year ended December 31, 2001, KDI sold two of its recently completed projects and five out-parcels, in separate transactions, for approximately $61.3 million, which resulted in net gains of approximately $8.1 million after provision for income taxes. The pre-tax profits of $13.4 million are included in the Consolidated Statements of Income in the caption Gain on sale of development properties.

During 2001, the Company, in separate transactions, disposed of three operating properties, including the sale of a property to KIR, and a portion of another operating property comprising in the aggregate approximately 0.6 million square feet of GLA. Cash proceeds from these dispositions aggregated approximately $46.7 million, which resulted in a net gain of approximately $3.0 million. Cash proceeds from the sale of the operating property in Elyria, OH totaling $5.8 million, together with an additional $7.1 million cash investment, was used to acquire an exchange shopping center property located in Lakeland, FL during August 2001.

During 2000, the Company, in separate transactions, disposed of ten shopping center properties. Sale prices from two of these dispositions aggregated approximately $4.5 million which approximated their aggregate net book value. Sale prices from eight of these dispositions aggregated approximately $29.7 million which resulted in net gains of approximately $4.0 million.

Net income for the year ended December 31, 2001 was $236.5 million as compared to $205.0 million for the year ended December 31, 2000, representing an increase of $31.5 million. On a diluted per share basis, net income improved $0.25 for the year ended December 31, 2001, including the gains on sales of certain operating properties in the respective periods in 2001 and 2000. This improved performance reflects the combined effect of internal growth and property acquisitions in the core portfolio, profits from KDI, income from the investment in KIR and profits from the Ward Venture investment, which strengthened profitability.

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

During 2000, the Company, in separate transactions, disposed of ten operating properties. Sale prices from two of these dispositions aggregated approximately $4.5 million which approximated their aggregate net book value. Sale prices from eight of these dispositions aggregated approximately $29.7 million which resulted in net gains of approximately $4.0 million.

During 1999, the Company disposed of six shopping center properties and a land parcel. Cash proceeds from four of these dispositions aggregated approximately $6.1 million, which approximated their aggregate net book value. During July 1999, the Company disposed of an additional shopping center property in New Port Richey, FL. Cash proceeds from the disposition totaling $0.5 million, together with an additional $5.5 million cash investment, were used to acquire an exchange shopping center property located in Greensboro, NC during September 1999. The sale of this property resulted in a gain of approximately $0.3 million

During October 1999, the Company, in separate transactions, disposed of a shopping center and a land parcel for an aggregate sale price of approximately $4.5 million, which resulted in a gain of approximately $1.3 million.

Net income for the year ended December 31, 2000 was $205.0 million as compared to $176.8 million for the year ended December 31, 1999, representing an increase of $28.2 million. On a diluted per share basis, net income improved $0.27 for the year ended December 31, 2000, including the gains on sales of certain operating properties in the respective periods in 2000 and 1999. This improved performance is primarily attributable to the Company's strong acquisition and investment program, internal growth from development and redevelopment projects, growth in income from the investment in KIR and increased leasing activity which strengthened operating profitability.

Tenant Concentrations

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base. At December 31, 2001, the Company's five largest tenants include Kmart Corporation, Kohl's, The Home Depot, TJX Companies and Wal-Mart, which represented approximately 12.6%, 3.1%, 2.5%, 1.9% and 1.7%, respectively, of the Company's annualized base rental revenues.

On January 22, 2002, Kmart Corporation ("Kmart") filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As of the filing date, Kmart occupied 69 locations (excluding the KIR Portfolio which includes six Kmart locations), representing 12.6% of the Company's annualized base rental revenues and 13.3% of the Company's total shopping center GLA. As of February 1, 2002, Kmart rejected its lease at 15 locations. These 15 locations represent approximately $16.3 million of annualized base rental revenues comprising approximately 1.6 million square feet of GLA. The average rent per square foot for these locations was approximately $10.43. As adjusted for these 15 rejected leases Kmart now represents 8.7% of annualized base rents and 10.4% of leased GLA. The Company is actively marketing these locations to prospective tenants, however, no assurances can be provided that these locations will be leased in the near term or at comparable rents previously paid by Kmart. The Company generally will have the right to file claims in connection with these rejected leases for lost rent equal to three years of rental obligations as well as other amounts related to obligations under the leases. Actual amounts to be received in satisfaction of these claims will be subject to Kmart's final plan of reorganization and the availability of funds to pay creditors such as the Company.

On March 8, 2002, Kmart announced it would be closing an additional 284 locations of which 17 of these locations are leased from the Company. The Company had previously encumbered seven of these properties with individual non-recourse mortgage loans. The annualized base rental revenues from these 17 locations is approximately $15.1 million. The annualized interest expense for the seven encumbered properties is approximately $5.6 million. As of the date of this filing of this annual report on Form 10-K, the Company has not been notified directly by Kmart as to the timing of these store closings or whether the leases will be assigned or rejected. Until such time as the leases are rejected in accordance with the bankruptcy proceedings, Kmart remains obligated for payments of rent and operating expenses at these locations and all other remaining locations.

Liquidity and Capital Resources

It is management's intention that the Company continually have access to the capital resources necessary to expand and develop its business. As such, the Company intends to operate with and maintain a conservative capital structure with a level of debt to total market capitalization of 50% or less. As of December 31, 2001 the Company's level of debt to total market capitalization was 27%. In addition, the Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings. As of December 31, 2001, the Company had a debt service coverage ratio of 3.9 times and a fixed charge coverage ratio of 3.2 times. The Company may, from time to time, seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage financings and other debt and equity alternatives in a manner consistent with its intention to operate with a conservative debt structure.

Since the completion of the Company's IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $2.3 billion for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.

The Company has a $250.0 million, unsecured revolving credit facility, which is scheduled to expire in August 2003. This credit facility, which replaced the Company's $215.0 million unsecured revolving credit facility has made available funds to both finance the purchase of properties and meet any short-term working capital requirements. As of December 31, 2001 there were no borrowings outstanding under this credit facility.

The Company also has a $200.0 million MTN program pursuant to which it may, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company's debt maturities. (See Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties. As of December 31, 2001, the Company had over 380 unencumbered property interests in its portfolio representing 87% of the Company's net operating income.

During May 2001, the Company filed a shelf registration statement on Form S-3 for up to $750.0 million of debt securities, preferred stock, depositary shares, common stock and common stock warrants. As of December 31, 2001, the Company had $625.7 million available for issuance under this shelf registration statement.

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

Cash dividends paid increased to $209.8 million in 2001, compared to $189.9 million in 2000 and $169.7 million in 1999. The Company's dividend payout ratio, based on funds from operations on a per-basic common share basis, for 2001, 2000 and 1999 was approximately 62.5%, 64.6% and 64.8%, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.

The Company anticipates its capital commitment toward redevelopment projects during 2002 will be approximately $30.0 million to $50.0 million. Additionally, the Company anticipates its capital commitment toward ground-up development during 2002 will be approximately $140.0 million to $160.0 million. The proceeds from the sales of development properties in 2002 should be sufficient to fund the ground-up development capital requirements.

The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flows from operations as reported in the Consolidated Statements of Cash Flows increased to $287.4 million for 2001 from $250.5 million for 2000 and $237.2 million for 1999.

Contractual Obligations and Other Commitments

The Company has debt obligations relating to its revolving credit facility, MTNs, senior notes and mortgages payable with maturities ranging from 1 to 22 years. As of December 31, 2001, the Company's total debt had a weighted average term to maturity of approximately 5.3 years. In addition, the Company has non-cancelable operating leases pertaining to its shopping center portfolio. As of December 31, 2001, the Company has certain shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company to construct and/or operate a shopping center. In addition, the Company has non-cancelable operating leases pertaining to its retail store lease portfolio. The following table summarizes the Company's debt maturities and obligations under non-cancelable operating leases as of December 31, 2001 (in millions):

                                       2002         2003        2004        2005        2006        Thereafter          Total
                                       ----         ----        ----        ----        ----        ----------          -----
Long-Term Debt                        $123.4       $100.0      $108.9      $215.2      $119.5        $661.1           $1,328.1
Operating Leases
  Ground Leases                       $ 13.4       $ 12.6      $ 12.0      $ 10.8      $ 10.1        $136.3           $  195.2
  Retail Store Leases                 $ 10.3       $ 10.0      $  8.2      $  6.7      $  5.2        $  7.6           $   48.0

The Company has $110.0 million of unsecured debt and $13.4 million of mortgage debt maturing in 2002. The Company anticipates satisfying these maturities with a combination of operating cash flows, its revolving credit facility and new debt financings.

The Company also has letters of credit in connection with the collateralization of tax-exempt mortgage bonds, completion guarantees for certain construction projects and guaranty of payment related to the acquisition of a development project. These letters of credit aggregate approximately $30.5 million.

Unconsolidated Real Estate Joint Ventures

The Company has investments in a number of unconsolidated real estate joint ventures with varying structures. These investments include the Company's 43.3% non-controlling interest in KIR and varying interests in other real estate joint ventures. These joint ventures operate either shopping center properties or are established for development projects. Such arrangements are generally with third party institutional investors, local developers and individuals. The properties owned by the joint ventures are primarily financed with individual non-recourse mortgage loans. Non-recourse mortgage debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the property collaterized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the constituent members of the borrower, except for certain specified exceptions listed in the particular loan documents.

The KIR joint venture was established for the purpose of investing in high quality real estate properties financed primarily with individual non-recourse mortgages. The Company believes that these properties are appropriate for financing with greater leverage than the Company traditionally uses. As of December 31, 2001, KIR had interests in 64 properties comprising 12.0 million square feet of GLA. As of December 31, 2001, KIR had obtained individual non-recourse mortgage loans on 62 of these properties aggregating approximately $935.1 million. These non-recourse mortgage loans have maturities ranging from one to ten years and rates ranging from 6.57% to 8.47%. In addition, KIR has a $100.0 million revolving credit facility with a group of banks secured by the unfunded capital commitments of certain investors, including the Company. As of December 31, 2001, there was $15.0 million outstanding on this facility. As of December 31, 2001, the Company pro-rata share of debt obligations relating to the KIR joint venture was approximately $411.4 million. The Company also has unfunded capital commitments to KIR in the amount of approximately $79.7 million as of December 31, 2001. (See Note 3 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

The Company has various other unconsolidated real estate joint ventures with ownership interests ranging from 4% to 50%. As of December 31, 2001, these unconsolidated joint ventures had individual non-recourse mortgage loans aggregating approximately $254.4 million. The Company's pro-rata share of these debt obligations was approximately $114.1 million. (See Note 4 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

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

New Accounting Pronouncements

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("FASB No. 133"), as amended. FASB No. 133 establishes accounting and reporting standards for derivative instruments. This accounting standard requires the Company to measure derivative instruments at fair value and to record them in the Consolidated Balance Sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. In addition, the fair value adjustments will be recorded in either stockholders' equity or earnings in the current period based on the designation of the derivative. The effective portions of changes in fair value of cash flow hedges are reported in Other Comprehensive Income ("OCI"), a component of stockholders' equity, and are subsequently reclassified into earnings when the hedged item affects earnings. The changes in fair value of derivative instruments which are not designated as hedging instruments and the ineffective portions of hedges are recorded in earnings for the current period.

The principal financial instruments currently used by the Company are interest rate swaps, foreign currency exchange forward contracts and warrant contracts. The Company, from time to time, hedges the future cash flows of its floating-rate debt instruments to reduce its exposure to interest rate risk principally through interest rate swaps with major financial institutions. The Company has interest-rate swap agreements on its $110.0 million floating-rate MTN and its $100.0 million floating-rate remarketed reset notes, which have been designated and qualified as cash flow hedges. The Company has determined that these swap agreements are highly effective in offsetting future variable interest cash flows related to the Company's debt portfolio. The adoption of FASB No. 133 as of January 1, 2001, resulted in a cumulative transition adjustment of $1.5 million to OCI and a corresponding liability of the same amount. For the year ended December 31, 2001, the change in the fair value of the interest rate swaps was $2.4 million which was recorded in OCI with a corresponding liability for the same amount.

During 2001, the Company entered into two foreign currency forward contracts. The Company has designated these foreign currency forward contracts as fair value hedges. The Company expects these forward contracts to be highly effective in limiting its exposure to the variability in the fair value of its Canadian ("CAD") $56.1 million investments (approximately USD $35.8 million) as it relates to changes in the exchange rate. The gain or loss on the forward contracts will be recognized currently in earnings and the gain or loss on the CAD investment attributable to changes in the exchange rate will be recognized currently in earnings and shall adjust the carrying amount of the hedged investment.

During 2001, the Company acquired warrants to purchase the common stock of a Canadian REIT. The Company has designated the warrants as a cash flow hedge of the variability in expected future cash outflows upon purchasing the common stock. The Company has determined the hedged cash outflow is probable and expected to occur prior to the expiration date of the warrants. The Company has determined that the warrants are fully effective and recorded the change in fair value of the warrants of approximately $2.4 million in OCI with a corresponding asset for the same amount.

During the next twelve months, the Company expects to reclassify to earnings as expense approximately $3.4 million of the current balance in accumulated OCI primarily related to the fair value of the interest rate swaps.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business combinations ("FASB No. 141") which addresses financial accounting and reporting for business combinations. Effective July 1, 2001, all business combinations must be accounted for using the purchase method of accounting, which requires an allocation of the purchase price paid to the assets acquired and liabilities assumed. Additionally, FASB No. 141 requires that an intangible asset be recognized as an asset apart from goodwill if it arises from contractual or legal rights. The impact of adopting FASB No. 141 did not have a material impact on the Company's financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets ("FASB No. 142"). This statement addresses financial accounting and reporting for intangible assets acquired, goodwill and other intangible assets after their acquisition. This statement requires that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. In addition, FASB No 142 requires disclosures about the carrying amount of and changes in goodwill from period to period. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of this statement. The provisions are effective for fiscal years beginning after December 15, 2001. The impact of adopting this statement is not expected to be material to the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FASB No. 144"), which supercedes SFAS No. 121. FASB No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. FASB No. 144 retains the requirements of SFAS No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. FASB No. 144 is effective for fiscal years beginning after December 15, 2001. The impact of adopting this statement is not expected to be material to the Company's financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2001, the Company had approximately $227.6 million of floating-rate debt outstanding. The interest rate risk on $210.0 million of such debt has been mitigated through the use of interest rate swap agreements (the "Swaps") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-party to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions. The Company believes the interest rate risk represented by the remaining $17.6 million of floating-rate debt is not material to the Company or its overall capitalization.

As of December 31, 2001, the Company had Canadian investments in marketable securities in the amount of CAD $26.3 million (approximately USD $16.9 million) and in real estate in the amount of CAD $29.8 million (approximately USD $18.9 million). The foreign currency exchange risk has been mitigated through the use of foreign currency forward contracts in the amount of CAD $56.1 million (the "Forward Contracts") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-party to the Forward Contracts. The Company believes it mitigates its credit risk by entering into the Forward Contracts with major financial institutions.

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 2001, the Company had no other material exposure to market risk.

Item 8.  Financial Statements and Supplementary Data

The response to this Item 8 is included as a separate section of this annual report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 14, 2002.

Information with respect to the Executive Officers and other significant employees of the Registrant follows Part I, Item 4 of this annual report on Form 10-K.

Item 11.  Executive Compensation

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 14, 2002.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 14, 2002.

Item 13.  Certain Relationships and Related Transactions

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 14, 2002.

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K


(a)      1. Financial Statements -                                     Form 10-K
                  The following consolidated financial information       Report
                  is included as a separate section of this annual        Page
                  report on Form 10-K.                                 ---------


            Report of Independent Accountants                               46

            Consolidated Financial Statements

                  Consolidated Balance Sheets as of December 31, 2001
                      and 2000                                              47

                  Consolidated Statements of Income for the years
                      ended December 31, 2001, 2000 and 1999                48

                  Consolidated Statements of Comprehensive Income
                      for the years ended December 31, 2001, 2000
                      and 1999                                              49

                  Consolidated Statements of Stockholders' Equity
                      for the years ended December 31, 2001, 2000
                      and 1999                                              50

                  Consolidated Statements of Cash Flows for the years
                      ended December 31, 2001, 2000 and 1999                51

                  Notes to Consolidated Financial Statements                52

         2.    Financial Statement Schedules -

               Schedule II - Valuation and Qualifying Accounts              71
               Schedule III - Real Estate and Accumulated Depreciation      72

               All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

         3.    Exhibits

               The exhibits listed on the accompanying Index to
               Exhibits are filed as part of this report.                   41

(b)      Reports on Form 8-K

         A current report on Form 8-K was filed on November 16, 2001 to disclose the Underwriting Agreement and U.S. Terms Agreement dated November 13, 2001 between the Company and Edward D. Jones & Co., L.P. in connection with the Company's 2.25 million primary common stock offering during November 2001.

         A current report on Form 8-K was filed on December 13, 2001 to disclose the Underwriting Agreement and U.S. Terms Agreement dated December 11, 2001 between the Company and Salomon Smith Barney, Inc. in connection with the Company's 1.5 million primary common stock offering during December 2001.

                                INDEX TO EXHIBITS

                                                                                          Form 10-K
      Exhibits                                                                              Page
      --------                                                                              ----
       2.1        --       Form of Plan of Reorganization of Kimco Realty
                           Corporation [Incorporated by reference to Exhibit 2.1
                           to the Company's Registration Statement on Form S-11
                           No. 33-42588].

       3.1        --       Articles of Amendment and Restatement of the Company,
                           dated August 4, 1994 [Incorporated by reference to
                           Exhibit 3.1 to the Company's Annual Report on Form
                           10-K for the year ended December 31, 1994].

      *3.2        --       By-laws of the Company, dated February 6, 2002, as
                           amended.                                                           79

       3.3        --       Articles Supplementary relating to the 8 1/2% Class B
                           Cumulative Redeemable Preferred Stock, par value
                           $1.00 per share, of the Company, dated July 25, 1995.
                           Incor- porated by reference to Exhibit 3.3 to the
                           Company's Annual Report on Form 10-K for the year
                           ended December 31, 1995 (file #1-10899) (the "1995
                           Form 10-K")].

       3.4        --       Articles Supplementary relating to the 8 3/8% Class C
                           Cumulative Redeemable Preferred Stock, par value
                           $1.00 per share, of the Company, dated April 9, 1996
                           [Incorp- orated by reference to Exhibit 3.4 to the
                           Company's Annual Report on Form 10-K for the year
                           ended December 31, 1996].

       3.5        --       Articles Supplementary relating to the 7 1/2% Class D
                           Cumulative Convertible Preferred Stock, par value
                           $1.00 per share, of the Company, dated May 14, 1998
                           [Incor- porated by reference to the Company's and The
                           Price REIT, Inc.'s Joint Proxy/Prospectus on Form S-4
                           No. 333-52667].

       4.1        --       Agreement of the Company pursuant to Item
                           601(b)(4)(iii)(A) of Regulation S-K [Incorporated by
                           reference to Exhibit 4.1 to Amendment No. 3 to the
                           Company's Registration Statement on Form S-11 No.
                           33-42588].

       4.2        --       Certificate of Designations [Incorporated by
                           reference to Exhibit 4(d) to Amendment No. 1 to the
                           Registration Statement on Form S-3 dated September
                           10, 1993 (the "Registration Statement", Commission
                           File No. 33-67552)].

       4.3        --       Indenture dated September 1, 1993 between Kimco
                           Realty Corporation and Bank of New York (as successor
                           to IBJ Schroder Bank and Trust Company) [Incorporated
                           by reference to Exhibit 4(a) to the Registration
                           Statement].

       4.4        --       First Supplemental Indenture, dated as of August 4,
                           1994. [Incorporated by reference to Exhibit 4.6 to
                           the 1995 Form 10-K.]

       4.5        --       Second Supplemental Indenture, dated as of April 7,
                           1995 [Incorporated by reference to Exhibit 4(a) to
                           the Company's Current Report on Form 8-K dated April
                           7, 1995 (the "April 1995 8-K")].

                                                                                          Form 10-K
      Exhibits                                                                              Page
      --------                                                                              ----

       *4.6       --       Form of Medium-Term Note (Fixed Rate).                            93

       *4.7       --       Form of Medium-Term Note (Floating Rate).                        105

        4.8       --       Form of Remarketed Reset Note [Incorporated by
                           reference to Exhibit 4(j) to the Company's Current
                           Report on Form 8-K dated March 26, 1999].

       10.1       --       Form of Acquisition Option Agreement between the
                           Company and the subsidiary named therein
                           [Incorporated by reference to Exhibit 10.1 to
                           Amendment No. 3 to the Company's Registration
                           Statement on Form S-11 No. 33-42588].

       10.2       --       Management Agreement between the Company and KC
                           Holdings, Inc. [Incorporated by reference to Exhibit
                           10.2 to the Company's Registration Statement on Form
                           S-11 No. 33-47915].

       10.3       --       Amended and Restated Stock Option Plan [Incorporated
                           by reference to Exhibit 10.3 to the 1995 Form 10-K].

       10.4       --       Employment Agreement between Kimco Realty Corporation
                           and Michael J. Flynn, dated November 1, 1998.

       10.5       --       Restricted Equity Agreement, Non-Qualified and
                           Incentive Stock Option Agreement, and Price Condition
                           Non-Qualified and Incentive Stock Option Agreement
                           between Kimco Realty Corporation and Michael J.
                           Flynn, each dated November 1, 1995 [Incorporated by
                           reference to Exhibit 10.5 to the 1995 Form 10-K].

      *10.6       --       Employment Agreement between Kimco Realty Corporation            128
                           and Michael V. Pappagallo, dated January 1, 2002.

       10.7       --       Employment Agreement between Kimco Realty Corporation
                           and Jerald Friedman, dated January 13, 1998
                           [Incorporated by Reference to Exhibit 10.10 to the
                           Company's and the Price REIT, Inc.'s Joint Proxy
                           Statement/Prospectus on Form S-4 No. 333-52667].

       *10.8      --       First Amendment to Amended and Restated Executive                134
                           Employment Agreement between Kimco Realty
                           Corporation and Jerald Friedman, dated January 1,
                           2002.

       10.9       --       Amended and Restated Stock Option Plan [Incorporated
                           by reference to the Company's and The Price REIT,
                           Inc.'s Joint Proxy/Prospectus on Form S-4 No.
                           333-52667].

       10.10      --       Employment Agreement between Kimco Realty Corporation
                           and David B. Henry - the Company commenced a
                           five-year employment agreement with Mr. Henry
                           pursuant to which Mr. Henry will serve as Chief
                           Investment Officer and has been nominated as Vice
                           Chairman of the Board of Directors [Incorporated by
                           reference to Exhibit 10.11 to the Company's Form 10-Q
                           filed on May 10, 2001].

                                                                                          Form 10-K
      Exhibits                                                                              Page
      --------                                                                              ----

       *12.1      --       Computation of Ratio of Earnings to Combined Fixed
                           Charges and Preferred Stock Dividends.                           136

       *12.2      --       Computation of Ratio of Funds from Operations to
                           Combined Fixed Charges and Preferred Stock Dividends.            137


       *21.1      --       Subsidiaries of the Company                                      138

       *23.1      --       Consent of PricewaterhouseCoopers LLP                            151


-----------------------------------
*   Filed herewith.

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

Dated:  March 20, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                                Title               Date



/s/  Martin S. Kimmel              Chairman (Emeritus) of        March 20, 2002
---------------------------        the Board of Directors
     Martin S. Kimmel


/s/  Milton Cooper                 Chairman of the Board         March 20, 2002
---------------------------        of Directors and Chief
     Milton Cooper                 Executive Officer


/s/  Michael J. Flynn              Vice Chairman of the          March 20, 2002
---------------------------        Board of Directors,
     Michael J. Flynn              President and
                                   Chief Operating Officer


/s/  David B. Henry                Vice Chairman of the          March 20, 2002
---------------------------        Board of Directors and
     David B. Henry                Chief Investment Officer



/s/  Richard G. Dooley             Director                      March 20, 2002
---------------------------
     Richard G. Dooley

/s/  Joe Grills                    Director                      March 20, 2002
---------------------------
     Joe Grills

/s/  Frank Lourenso                Director                      March 20, 2002
---------------------------
     Frank Lourenso

/s/  Michael V. Pappagallo         Vice President -              March 20, 2002
---------------------------        Chief Financial Officer
     Michael V. Pappagallo

/s/  Glenn G. Cohen                Vice President -              March 20, 2002
---------------------------        Treasurer
     Glenn G. Cohen

/s/  Einat Dekel                   Director of Accounting        March 20, 2002
---------------------------
     Einat Dekel

                           ANNUAL REPORT ON FORM 10-K
                         ITEM 8, ITEM 14 (a) (1) and (2)
                          INDEX TO FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULES
                                     -------

                                                                       FORM 10-K
                                                                        Page No.


KIMCO REALTY CORPORATION AND SUBSIDIARIES



Report of Independent Accountants                                             46

Consolidated Financial Statements and Financial Statement Schedules:

  Consolidated Balance Sheets as of December 31, 2001 and 2000                47

  Consolidated Statements of Income for the years ended
      December 31, 2001, 2000 and 1999                                        48

  Consolidated Statements of Comprehensive Income for the
      years ended December 31, 2001, 2000 and 1999                            49

  Consolidated Statements of Stockholders' Equity
      for the years ended December 31, 2001, 2000 and 1999                    50

  Consolidated Statements of Cash Flows for the years ended
      December 31, 2001, 2000 and 1999                                        51

  Notes to Consolidated Financial Statements                                  52

  Financial Statement Schedules:

      II.  Valuation and Qualifying Accounts                                  71
      III. Real Estate and Accumulated Depreciation                           72

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Kimco Realty Corporation:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kimco Realty Corporation and Subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





/s/ PricewaterhouseCoopers LLP

New York, New York
February 5, 2002, except as to Note 20,
which is dated as of March 8, 2002.

                 KIMCO REALTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                  (in thousands, except share information)

                                                                                     December 31,        December 31,
                                                                                        2001                2000
                                                                                     -----------         -----------
Assets:
Real Estate
    Rental property
       Land                                                                          $   540,927         $   519,814
       Buildings and improvements                                                      2,454,559           2,465,656
                                                                                     -----------         -----------
                                                                                       2,995,486           2,985,470
       Less, accumulated depreciation and amortization                                   452,878             391,946
                                                                                     -----------         -----------
                                                                                       2,542,608           2,593,524
    Real estate under development                                                        204,530             127,685
    Undeveloped land parcels                                                               1,348               1,348
                                                                                     -----------         -----------
       Real estate, net                                                                2,748,486           2,722,557
Investment and advances in KIR                                                           170,641             142,437
Investments and advances in other real estate joint ventures                              98,527              61,601
Investment in retail store leases                                                          9,885              11,316
Cash and cash equivalents                                                                 93,847              19,097
Marketable securities                                                                     82,997              63,225
Accounts and notes receivable                                                             48,074              44,673
Deferred charges and prepaid expenses                                                     38,031              37,259
Other assets                                                                              94,291              69,183
                                                                                     -----------         -----------
                                                                                     $ 3,384,779         $ 3,171,348
                                                                                     ===========         ===========

Liabilities & Stockholders' Equity:
Notes payable                                                                        $ 1,035,250         $ 1,080,250
Mortgages payable                                                                        292,829             245,413
Accounts payable and accrued expenses                                                     68,323              64,024
Dividends payable                                                                         57,345              50,570
Other liabilities                                                                         32,573              12,985
                                                                                     -----------         -----------
                                                                                       1,486,320           1,453,242
                                                                                     -----------         -----------
Minority interests in partnerships                                                         8,375              13,767
                                                                                     -----------         -----------
Commitments and contingencies

Stockholders' equity
  Preferred Stock, $1.00 par value, authorized 5,000,000 shares
  Class A Preferred Stock, $1.00 par value, authorized 345,000 shares
      Issued and outstanding 300,000 shares                                                  300                 300
      Aggregate liquidation preference $75,000
  Class B Preferred Stock, $1.00 par value, authorized 230,000 shares
      Issued and outstanding 200,000 shares                                                  200                 200
      Aggregate liquidation preference $50,000
  Class C Preferred Stock, $1.00 par value, authorized 460,000 shares
      Issued and outstanding 400,000 shares                                                  400                 400
      Aggregate liquidation preference $100,000
  Class D Convertible Preferred Stock, $1.00 par value, authorized
      700,000 shares
      Issued and outstanding 92,390 and 418,254 shares, respectively                          92                 418
      Aggregate liquidation preference $23,098 and $104,564, respectively
  Common stock, $.01 par value, authorized 200,000,000 shares
      Issued and outstanding 103,352,570 and 94,717,288 shares, respectively               1,034                 947
  Paid-in capital                                                                      1,976,442           1,819,130
  Cumulative distributions in excess of net income                                       (93,131)           (113,110)
                                                                                     -----------         -----------
                                                                                       1,885,337           1,708,285
Accumulated other comprehensive income                                                     7,310                --
Notes receivable from officer stockholders                                                (2,563)             (3,946)
                                                                                     -----------         -----------
                                                                                       1,890,084           1,704,339
                                                                                     -----------         -----------
                                                                                     $ 3,384,779         $ 3,171,348
                                                                                     ===========         ===========

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                 KIMCO REALTY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share information)


                                                                   Year Ended December 31,
                                                            -----------------------------------
                                                               2001         2000         1999
                                                            ---------    ---------    ---------
Revenues from rental property                               $ 468,616    $ 459,407    $ 433,880
                                                            ---------    ---------    ---------
Rental property expenses:
  Rent                                                         13,966       13,522       14,167
  Real estate taxes                                            57,709       55,996       55,644
  Interest                                                     89,432       92,100       83,646
  Operating and maintenance                                    46,731       42,449       42,003
  Depreciation and amortization                                74,209       71,129       67,416
                                                            ---------    ---------    ---------
                                                              282,047      275,196      262,876
                                                            ---------    ---------    ---------
        Income from rental property                           186,569      184,211      171,004

Income from investment in retail store leases                   3,168        3,985        4,099
                                                            ---------    ---------    ---------
                                                              189,737      188,196      175,103

Equity in income of KIR                                        13,211        9,508        5,974
Equity in income of other real estate joint ventures, net      41,558        5,062        4,537
Minority interests in income of partnerships, net              (1,682)      (2,054)      (1,489)
Management fee income                                           7,797        6,131        5,091
Other income, net                                              17,815       19,911        9,843
Operating and administrative expenses                         (28,980)     (25,691)     (23,833)

                                                            ---------    ---------    ---------
        Income before gain on sale of shopping
         center properties and income taxes                   239,456      201,063      175,226

Gain on sale of development properties                         13,418         --           --
Gain on sale of operating properties                            3,040        3,962        1,552
                                                            ---------    ---------    ---------

        Income before income taxes                            255,914      205,025      176,778

Provision for income taxes                                    (19,376)        --           --
                                                            ---------    ---------    ---------

        Net income                                          $ 236,538    $ 205,025    $ 176,778
                                                            =========    =========    =========

        Net income applicable to common shares              $ 211,985    $ 178,697    $ 150,300
                                                            =========    =========    =========

            Net income per common share:
                     Basic                                  $    2.20    $    1.93    $    1.66
                                                            =========    =========    =========
                     Diluted                                $    2.16    $    1.91    $    1.64
                                                            =========    =========    =========


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                       Year ended December 31,
                                                 ----------------------------------
                                                      2001         2000        1999
                                                 ---------    ---------   ---------
Net income                                       $ 236,538    $ 205,025   $ 176,778
                                                 ---------    ---------   ---------
Other comprehensive income:
     Unrealized gains on marketable securities       8,784         --          --
     Unrealized losses on interest rate swaps       (3,884)        --          --
     Unrealized gain on warrants                     2,410         --          --

                                                 ---------    ---------   ---------
Other comprehensive income                           7,310         --          --
                                                 ---------    ---------   ---------

Comprehensive income                             $ 243,848    $ 205,025   $ 176,778
                                                 =========    =========   =========




The accompanying notes are an integral part of these consolidated financial statements.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 2001, 2000 and 1999
                  (in thousands, except per share information)

                                                                                                             Cumulative
                                                          Preferred Stock       Common Stock               Distributions
                                                         -----------------    ----------------   Paid-in     in Excess
                                                         Issued    Amount     Issued    Amount   Capital   of Net Income
                                                         ---------------------------------------------------------------
Balance, December 31, 1998                                1,329    $ 1,329    90,201  $   902   $ 1,706,971  $ (124,183)

    Net income                                                                                                  176,778
    Dividends ($1.64 per common share; $1.9375, $2.125,
    $2.0938, and $1.875 per Class A, Class B, Class
        C, and Class D Depositary Share, respectively)                                                         (175,554)
    Issuance of common stock                                                     752        8        19,255
    Exercise of common stock options                                             481        5         8,825
    Repurchase of common stock                                                  (240)      (2)       (5,078)
                                                          -----    -------   -------  -------   -----------  ----------
Balance, December 31, 1999                                1,329      1,329    91,194      913     1,729,973    (122,959)

    Net income                                                                                                  205,025
    Dividends ($1.81 per common share; $1.9375, $2.125,
    $2.0938, and $1.875 per Class A, Class B, Class
        C, and Class D Depositary Share, respectively)                                                         (195,176)
    Issuance of common stock                                                   3,234       31        86,718
    Exercise of common stock options                                             289        3         4,933
    Repurchase of Class D Preferred Stock                   (11)       (11)                          (2,494)
    Collection of notes receivable
                                                          -----    -------   -------  -------   -----------  ----------
Balance, December 31, 2000                                1,318      1,318    94,717      947     1,819,130    (113,110)

    Net income                                                                                                  236,538
    Dividends ($1.96 per common share; $1.9375, $2.125,
    $2.0938, and $1.8409 per Class A, Class B, Class
        C, and Class D Depositary Share, respectively)                                                         (216,559)
    Issuance of common stock                                                   3,906       40       122,103
    Exercise of common stock options                                           1,694       17        34,919
    Collection of notes receivable
    Conversion of Class D Preferred Stock to common stock  (326)      (326)    3,036       30           290
    Accumulated other comprehensive income
                                                          -----    -------   -------  -------   -----------  ----------
Balance, December 31, 2001                                  992    $   992   103,353  $ 1,034   $ 1,976,442  $  (93,131)
                                                          =====    =======   =======  =======   ===========  ==========

                                                                               Notes
                                                         Accumulated         Receivable           Total
                                                     Other Comprehensive    from Officer      Stockholders'
                                                            Income          Stockholders          Equity
                                                     ------------------------------------------------------
Balance, December 31, 1998                                    $ --              $ --             $1,585,019

    Net income                                                                                      176,778
    Dividends ($1.64 per common share; $1.9375, $2.125,
    $2.0938, and $1.875 per Class A, Class B, Class
        C, and Class D Depositary Share, respectively)                                             (175,554)
    Issuance of common stock                                                                         19,263
    Exercise of common stock options                                             (3,821)              5,009
    Repurchase of common stock                                                                       (5,080)

                                                             -----              -------         -----------
Balance, December 31, 1999                                      --               (3,821)          1,605,435

    Net income                                                                                      205,025
    Dividends ($1.81 per common share; $1.9375, $2.125,
    $2.0938, and $1.875 per Class A, Class B, Class
        C, and Class D Depositary Share, respectively)                                             (195,176)
    Issuance of common stock                                                                         86,749
    Exercise of common stock options                                               (387)              4,549
    Repurchase of Class D Preferred Stock                                                            (2,505)
    Collection of notes receivable                                                  262                 262
                                                             -----              -------         -----------
Balance, December 31, 2000                                      --               (3,946)          1,704,339

    Net income                                                                                      236,538
    Dividends ($1.96 per common share; $1.9375, $2.125,
    $2.0938, and $1.8409 per Class A, Class B, Class
        C, and Class D Depositary Share, respectively)                                             (216,559)
    Issuance of common stock                                                                        122,143
    Exercise of common stock options                                               (850)             34,086
    Collection of notes receivable                                                2,233               2,233
    Conversion of Class D Preferred Stock to common stock                                                (6)
    Accumulated other comprehensive income                      7,310                                 7,310
                                                              -------          --------          ----------

Balance, December 31, 2001                                    $ 7,310          $ (2,563)         $1,890,084
                                                              =======          ========          ==========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                 Year Ended December 31,
                                                                                        -------------------------------------------
                                                                                           2001             2000             1999
                                                                                        ---------        ---------        ---------
Cash flow from operating activities:
  Net income                                                                            $ 236,538        $ 205,025        $ 176,778
  Adjustments for noncash items -
    Depreciation and amortization                                                          74,209           71,129           67,416
    Gain on sale of development properties                                                (13,418)            --               --
    Gain on sale of operating properties, net                                              (3,040)          (3,962)          (1,552)
    Equity in income of KIR                                                               (13,211)          (9,508)          (5,974)
    Equity in income of other real estate joint ventures, net                             (41,558)          (5,062)          (4,537)
    Minority interests in income of partnerships, net                                       1,682            2,054            1,489
    Change in accounts and notes receivable                                                (1,956)         (12,806)          (2,832)
    Change in accounts payable and accrued expenses                                         3,607           (1,176)           1,177
    Change in other operating assets and liabilities                                       44,591            4,852            5,188
                                                                                        ---------        ---------        ---------
          Net cash flow provided by operations                                            287,444          250,546          237,153
                                                                                        ---------        ---------        ---------

Cash flow from investing activities:
    Acquisition of and improvements to operating real estate                              (63,403)        (158,515)        (278,726)
    Acquisition of and improvements to real estate under development                     (107,364)            --               --
    Investment in marketable securities                                                   (29,070)         (45,616)         (17,159)
    Proceeds from sale of marketable securities                                            36,427           16,055           11,590
    Investment in KIR                                                                     (28,167)         (29,566)            --
    Net proceeds from sale of interest in KIR                                                --               --             68,179
    Investments and advances to real estate joint ventures                                (60,365)            (500)         (13,267)
    Reimbursement of advances to real estate joint ventures                                24,824            2,400           29,287
    Redemption of minority interests in real estate partnerships                           (7,133)            --               --
    Investments and advances to joint ventures, net                                        (1,382)            --            (10,649)
    Investments and advances to affiliated companies                                         (100)          (6,866)          (1,450)
    Investment in mortgage loans receivable                                               (36,099)            --             (8,646)
    Collection of mortgage loans receivable                                                 5,952            2,967            4,545
    Proceeds from sale of operating properties                                             46,766           28,015           11,077
    Proceeds from sale of development properties                                           61,921             --               --
                                                                                        ---------        ---------        ---------
           Net cash flow used for investing activities                                   (157,193)        (191,626)        (205,219)
                                                                                        ---------        ---------        ---------

Cash flow from financing activities:
    Principal payments on debt, excluding
       normal amortization of rental property debt                                         (4,587)         (17,024)         (61,098)
    Principal payments on rental property debt, net                                        (5,126)          (4,510)          (4,417)
    Proceeds from mortgage financing                                                       51,230           44,396           28,733
    Payment of unsecured obligation                                                          --            (18,172)         (26,816)
    Proceeds from issuance of medium-term notes                                              --            210,000          100,000
    Repayment of medium-term notes                                                           --            (60,000)            --
    Proceeds from issuance of senior notes                                                   --               --            130,000
    Repayment of senior notes                                                                --           (100,000)        (100,000)
    Borrowings under senior term loan                                                        --               --             52,000
    Repayment of borrowings under senior term loan                                           --            (52,000)            --
    Borrowings under revolving credit facility                                             10,000           90,000           95,000
    Repayment of borrowings under revolving credit facility                               (55,000)         (45,000)         (95,000)
    Financing origination costs                                                              --             (2,863)            --
    Dividends paid                                                                       (209,785)        (189,896)        (169,708)
    Payment for repurchase of stock                                                          --             (2,505)          (5,080)
    Proceeds from issuance of stock                                                       157,767           79,675            8,608
                                                                                        ---------        ---------        ---------
            Net cash flow used for financing activities                                   (55,501)         (67,899)         (47,778)
                                                                                        ---------        ---------        ---------
        Change in cash and cash equivalents                                                74,750           (8,979)         (15,844)

Cash and cash equivalents, beginning of year                                               19,097           28,076           43,920
                                                                                        ---------        ---------        ---------
Cash and cash equivalents, end of year                                                  $  93,847        $  19,097        $  28,076
                                                                                        =========        =========        =========
Interest paid during the year                                                           $  89,016        $  89,857        $  79,971
                                                                                        =========        =========        =========
Income taxes paid during the year                                                       $  24,888        $    --          $    --
                                                                                        =========        =========        =========
Supplemental schedule of noncash investing/financing activity:
    Acquisition of real estate interests by issuance of stock
         and/or assumption of debt                                                      $  17,220        $  30,986        $  98,770
                                                                                        =========        =========        =========
   Investment in real estate joint ventures by issuance of stock
          and contribution of property                                                  $   3,420        $    --          $    --
                                                                                        =========        =========        =========
    Disposition of real estate interests by assignment of
         mortgage debt                                                                  $    --          $   9,124        $    --
                                                                                        =========        =========        =========
    Notes received upon dispostion of real estate interests                             $     400        $    --          $    --
                                                                                        =========        =========        =========
    Notes received upon exercise of stock options                                       $     850        $     387        $   3,821
                                                                                        =========        =========        =========
    Proceeds held in escrow  from sale of real estate interest                          $    --          $   2,700        $    --
                                                                                        =========        =========        =========
    Declaration of dividends paid in succeeding year                                    $  57,345        $  50,570        $  45,290
                                                                                        =========        =========        =========

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

         Additionally, in connection with the Tax Relief Extension Act of 1999
             (the "RMA"), which became effective January 1, 2001, the Company is now permitted to participate in activities which it was precluded from previously in order to maintain its qualification as a Real Estate Investment Trust ("REIT"), so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries, is engaged in various retail real estate related opportunities including (i) merchant building, through its Kimco Developers, Inc. ("KDI") subsidiary, which is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion and (ii) retail real estate advisory and disposition services which primarily focuses on leasing and disposition strategies for distressed retail real estate.

         The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base. At December 31, 2001, the Company's single largest neighborhood and community shopping center accounted for only 1.5% of the Company's annualized base rental revenues and only 0.9% of the Company's total shopping center gross leasable area ("GLA"). At December 31, 2001, the Company's five largest tenants include Kmart Corporation (see Note 20), Kohl's, The Home Depot, TJX Companies and Wal-Mart, which represented approximately 12.6%, 3.1%, 2.5%, 1.9% and 1.7%, respectively, of the Company's annualized base rental revenues.

         The above statistics do not include the KIR Portfolio, as defined in Note 3 to the Consolidated Financial Statements.

         Principles of Consolidation and Estimates

         The accompanying Consolidated Financial Statements include the accounts of the Company, its subsidiaries, all of which are wholly-owned, and all partnerships in which the Company has a controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.

         Generally accepted accounting principles ("GAAP") require the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition and the recoverability of trade accounts receivable. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

         Real Estate

         Real estate assets are stated at cost, less accumulated depreciation and amortization. If there is an event or a change in circumstances that indicates that the basis of a property may not be recoverable, then management will assess any impairment in value by making a comparison of (i) the current and projected operating cash flows (undiscounted and without interest charges) of the property over its remaining useful life and (ii) the net carrying amount of the property. If the current and projected operating cash flows (undiscounted and without interest charges) are less than the carrying value of the property, the carrying value would be written down to an amount to reflect the fair value of the property.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

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

         Real Estate Under Development

         Real estate under development represents the ground-up development of neighborhood and community shopping centers which are held for sale upon completion. These properties are carried at cost and no depreciation is recorded on these assets. If in management's opinion, the net sales price of these assets is less than the net carrying value, a valuation allowance would be established, and the carrying value would be written down to an amount to reflect the fair value of the property.

         Investments in Real Estate Joint Ventures

         Investments in real estate joint ventures are accounted for on the equity method.

         Marketable Securities

         The Company classifies its existing marketable equity securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of Other Comprehensive Income ("OCI"). Gains or losses on securities sold are based on the specific identification method.

         All debt securities are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion discounts to maturity.

         Deferred Leasing and Financing Costs

         Costs incurred in obtaining tenant leases and long-term financing, included in deferred charges and prepaid expenses in the accompanying Consolidated Balance Sheets, are amortized over the terms of the related leases or debt agreements, as applicable.

         Revenue Recognition

         Minimum revenues from rental property are recognized on a straight-line basis over the terms of the related leases. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the lessee. The percentage rents are recorded once the required sales level is achieved.

         Income Taxes

         The Company and its subsidiaries file a consolidated federal income tax return. The Company has made an election to qualify, and believes it is operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code.

         In connection with the RMA, which became effective January 1, 2001, the Company is now permitted to participate in certain activities which it was previously precluded from in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code. As such, the Company is subject to federal and state income taxes on the income from these activities.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         Income taxes are accounted for under the asset and liability method.
             Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

         Derivative / Financial Instruments

         Effective January 1, 2001, the Company adopted Statement of Financial
             Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("FASB No. 133"), as amended. FASB No. 133 establishes accounting and reporting standards for derivative instruments. This accounting standard requires the Company to measure derivative instruments at fair value and to record them in the Consolidated Balance Sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. In addition, the fair value adjustments will be recorded in either stockholders' equity or earnings in the current period based on the designation of the derivative. The effective portions of changes in fair value of cash flow hedges are reported in OCI and are subsequently reclassified into earnings when the hedged item affects earnings. The changes in fair value of derivative instruments which are not designated as hedging instruments and the ineffective portions of hedges are recorded in earnings for the current period.

         The Company utilizes derivative financial instruments to reduce exposure to fluctuations in interest rates, foreign currency exchange rates and market fluctuation on equity securities. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instruments activities. The Company has not, and does not plan to enter into financial instruments for trading or speculative purposes. Additionally, the Company has a policy of only entering into derivative contracts with major financial institutions. The principal financial instruments used by the Company are interest rate swaps, foreign currency exchange forward contracts and warrant contracts. In accordance with the provisions of FASB No. 133, these derivative instruments were designated and qualified as either cash flow or fair value hedges (see Note 11).

         Earnings Per Share

         On October 24, 2001, the Company's Board of Directors declared a three-for-two split (the "Stock Split") of the Company's common stock which was effected in the form of a stock dividend paid on December 21, 2001 to stockholders of record on December 10, 2001. All share and per share data included in the accompanying Consolidated Financial Statements and Notes thereto have been adjusted to reflect this Stock Split.

         The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

                                                                         2001       2000       1999
                                                                       --------   --------   --------
             Computation of Basic Earnings Per Share:

             Net income applicable to common shares                    $211,985   $178,697   $150,300

             Weighted average common shares outstanding                  96,317     92,688     90,709
                                                                       --------   --------   --------

             Basic Earnings Per Share                                  $   2.20   $   1.93   $   1.66
                                                                       ========   ========   ========

             Computation of Diluted Earnings Per Share:

             Net income applicable to common shares                    $211,985   $178,697   $150,300

             Dividends on Class D Convertible Preferred Stock             6,115      - (a)      - (a)
                                                                       --------   --------   --------

             Net income for diluted earnings per share                 $218,100   $178,697   $150,300
                                                                       ========   ========   ========

             Weighted average common shares outstanding - Basic          96,317     92,688     90,709

             Effect of dilutive securities:

             Stock options                                                1,139        965        757

             Assumed conversion of Class D Preferred Stock to
             Common Stock                                                 3,707      - (a)      - (a)
                                                                       --------   --------   --------

             Shares for diluted earnings per share                      101,163     93,653     91,466
                                                                       --------   --------   --------

             Diluted Earnings Per Share                                $   2.16   $   1.91   $   1.64
                                                                       ========   ========   ========

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         (a) In 2000 and 1999, the effect of the assumed conversion of the Class D Preferred Stock had an anti-dilutive effect upon the calculation of net income per common share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per common share.

         New Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued
             Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations ("FASB No. 141") which addresses financial accounting and reporting for business combinations. Effective July 1, 2001, all business combinations must be accounted for using the purchase method of accounting, which requires an allocation of the purchase price paid to the assets acquired and liabilities assumed. Additionally, FASB No. 141 requires that an intangible asset be recognized as an asset apart from goodwill if it arises from contractual or legal rights. The adoption of FASB No. 141 did not have a material impact on the Company's financial position or results of operations.

         In July 2001, the FASB issued SFAS No. 142, Goodwill and Other
             Intangible Assets ("FASB No. 142"). This statement addresses financial accounting and reporting for intangible assets acquired, goodwill and other intangible assets after their acquisition. This statement requires that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. In addition, FASB No. 142 requires disclosures about the carrying amount of and changes in goodwill from period to period. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of this statement. The provisions are effective for fiscal years beginning after December 15, 2001. The adoption of FASB No. 142 is not expected to have a material impact as to the Company's financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the
             Impairment or Disposal of Long-Lived Assets ("FASB No. 144"), which supercedes SFAS No. 121. FASB No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. FASB No. 144 retains the requirements of SFAS No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. FASB No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of FASB No. 142. is not expected to have a material impact as to the Company's financial position or results of operations.

         Reclassifications

         Certain reclassifications of prior years' amounts have been made to conform with the current year presentation.

2.  Property Acquisitions, Developments and Other Investments:

         Operating Properties -

         During the years 2001, 2000 and 1999 certain subsidiaries and affiliates of the Company acquired real estate interests, in separate transactions, at aggregate costs of approximately $21.1 million, $62.5 million and $249.0 million, respectively.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         Ground-Up Development Properties -

         Effective January 1, 2001, the Company elected taxable REIT subsidiary status for its wholly owned development subsidiary, Kimco Developers, Inc. ("KDI"). KDI is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion.

         During the years 2001, 2000 and 1999 certain subsidiaries and affiliates of the Company expended approximately $119.4 million, $74.0 million, and $80.0 million, respectively, in connection with the purchase of land and construction costs related to its ground-up development projects.

         Other Investments -

         During June 2001, the Company purchased from an unaffiliated partner the remaining 20% interest in a property located in Skokie, IL for an aggregate purchase price of approximately $0.8 million. The property is now 100% owned by the Company.

         Additionally, during June 2001, the Company purchased from an unaffiliated partner the remaining 10% interest in a property located in Smithtown, NY for an aggregate purchase price of approximately $2.5 million. The property is now 100% owned by the Company.

         During August 2001, the Company, through a joint venture in which the Company has a 50% interest, provided $27.5 million of debtor-in-possession financing to Ames Department Stores, Inc. ("Ames"), a retailer in bankruptcy. This loan is collaterized by the real estate and leases owned by Ames.

         During December 2001, the Company purchased the remaining 10% interest in Kimco Select Investments, a New York general partnership for an aggregate price of approximately $1.7 million. Kimco Select Investments was formed in 1997 to provide the Company, through its 90% ownership interest, the opportunity to make investments outside of its core neighborhood and community shopping center business.

         In January 2000, the Company acquired fee title to a shopping center property in which the Company held a leasehold interest for an aggregate purchase price of approximately $2.5 million.

         These property acquisitions and other investments have been funded principally through the application of proceeds from the Company's public unsecured debt issuances, equity offerings and proceeds from mortgage financings (see Notes 7, 8 and 12).


3.  Investment and Advances in Kimco Income REIT ("KIR"):

         During 1998, the Company formed KIR, an entity that was established for the purpose of investing in high quality real estate properties financed primarily with individual non-recourse mortgages. These properties include, but are not limited to, fully developed properties with strong, stable cash flows from credit-worthy retailers with long-term leases. The Company originally held a 99.99% limited partnership interest in KIR. Subsequent to KIR's formation, the Company sold a significant portion of its original interest to an institutional investor and admitted three other limited partners. As of December 31, 2001, KIR has received total capital commitments of $569.0 million, of which the Company subscribed to $247.0 million and the four limited partners subscribed to $322.0 million.

         During 2001, the limited partners in KIR contributed $71.0 million towards their respective capital commitments, including $30.8 million by the Company. As of December 31, 2001, cumulative capital contributions made by the limited partners totaled $385.0 million, including contributions from the Company of $167.3 million. As of December 31, 2001, KIR had total unfunded capital commitments of $184.0 million and the Company maintained its 43.3% non-controlling limited partnership interest which is accounted for under the equity method of accounting.

         The Company's equity in income from KIR for the years ended December
             31, 2001 and 2000 and for the period April 28, 1999 to December 31, 1999, was approximately $13.2 million, $9.5 million and $6.0 million, respectively.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         In addition, KIR entered into a master management agreement with the Company, whereby, the Company will perform services for fees related to management, leasing, operations, supervision and maintenance of the joint venture properties. For the years ended December 31, 2001, 2000 and for the period April 28, 1999 to December 31, 1999, the Company (i) earned management fees of approximately $3.3 million, $2.0 million and $0.9 million, respectively, (ii) received reimbursement of administrative fees of approximately $1.4 million, $1.4 million and $0.5 million, respectively, and (iii) earned leasing commissions of approximately $0.3 million, $0.1 million and $0.1 million, respectively.

         During the year ended December 31, 2001, KIR purchased 12 shopping center properties (including one property from the Company for $37.0 million), in separate transactions, aggregating 2.9 million square feet of GLA for approximately $349.0 million, including the assumption of approximately $40.2 million of mortgage debt.

         During the year ended December 31, 2000, KIR purchased 24 shopping center properties, in separate transactions, aggregating 3.8 million square feet of GLA for approximately $421.0 million, including the assumption of approximately $152.0 million of debt.

         During December 2001, KIR disposed of a shopping center property in Lake Mary, FL for an aggregate sales price of approximately $2.4 million. This disposition resulted in a gain of approximately $0.5 million. Proceeds from this sale will be used to acquire an exchange shopping center property.

         During 2001, KIR obtained individual non-recourse, non-cross collateralized fixed-rate mortgages aggregating approximately $280.0 million on 14 of its previously unencumbered properties with terms ranging from 7 to 10 years and rates ranging from 6.76% to 7.69% per annum. The net proceeds were used to finance the acquisition of various shopping center properties.

         During 2000, KIR obtained individual non-recourse, non-cross collateralized ten-year fixed-rate mortgages aggregating approximately $137.3 million on 12 of its previously unencumbered properties with rates ranging from 7.97% to 8.36% per annum. The net proceeds were used to finance the acquisition of various shopping center properties.

         During 2000, KIR established a two-year $100.0 million secured revolving credit facility with a syndicate of banks, which is scheduled to expire in November 2002. This facility is collateralized by the unfunded subscriptions of certain partners, including those of the Company. Under the terms of the facility, funds may be borrowed for general corporate purposes including the acquisition of institutional quality properties. Borrowings under the facility accrue interest at LIBOR plus 0.80%. A fee of 0.15% per annum is payable quarterly in arrears on the unused portion of the facility. As of December 31, 2001, there was $15.0 million outstanding under this facility.

         As of December 31, 2001, the KIR portfolio was comprised of 64 shopping center properties aggregating approximately 12.0 million square feet of GLA located in 20 states.

         Summarized financial information for the operations of KIR is as follows (in millions):


                                         December 31, 2001    December 31, 2000
                                         -----------------    -----------------
             Assets:
             Real estate, net                  $1,316.0            $  985.6
             Other assets                          71.2                43.5
                                               --------            --------

                                               $1,387.2            $1,029.1
                                               ========            ========
             Liabilities and Partners'
             Capital:
             Notes payable                     $   15.0            $   58.0
             Mortgages payable                    935.1               623.3
             Other liabilities                     35.0                15.9
             Minority interest                     14.8                10.8
             Partners' capital                    387.3               321.1
                                               --------            --------

                                               $1,387.2            $1,029.1
                                               ========            ========

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

                                                                                  For the period
                                         For the year ended  For the year ended  April 28, 1999 to
                                          December 31, 2001  December 31, 2000   December 31, 1999
                                          -----------------  -----------------   -----------------
             Revenues from rental property   $      151.5       $       86.5       $       39.9
                                             ------------       ------------       ------------

             Operating expenses                     (35.4)             (18.9)              (8.7)
             Mortgage interest                      (59.5)             (31.0)             (14.5)
             Depreciation and amortization          (24.4)             (14.1)              (6.6)
             Gain on sale of property                 0.5                 --                 --
             Other, net                              (1.3)               0.4                0.6
                                             ------------       ------------       ------------
                                                   (120.1)             (63.6)             (29.2)
                                             ------------       ------------       ------------

                  Net income                 $       31.4       $       22.9       $       10.7
                                             ============       ============       ============


4.  Investments and Advances in Other Real Estate Joint Ventures:

         The Company and its subsidiaries have investments in and advances to various other real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers, which are either owned or held under long-term operating leases.

         During March 2001, the Company, through a taxable REIT subsidiary, formed a real estate joint venture (the "Ward Venture") in which the Company has a 50% interest, for purposes of acquiring asset designation rights for substantially all of the real estate property interests of the bankrupt estate of Montgomery Ward LLC and its affiliates. These asset designation rights have provided the Ward Venture the ability to direct the ultimate disposition of the 315 fee and leasehold interests held by the bankrupt estate. The asset designation rights expire in August 2002 for the leasehold positions and December 2004 for the fee owned locations. During the marketing period, the Ward Venture will be responsible for all carrying costs associated with the properties until the property is designated to a user.

         As of December 31, 2001, the Ward Venture has completed transactions on 271 properties, and the Company has recognized net profits of approximately $20.9 million after provision for income taxes. The pre-tax profits from the Ward Venture of approximately $34.6 million are included in the Consolidated Statements of Income in the caption Equity in income of other real estate joint ventures, net.

         Additionally, during March 2001, the Company exercised its option to acquire a 50% interest in a joint venture from KC Holdings, Inc. ("KC Holdings"), an entity formed in connection with the Company's initial public stock offering in November 1991. This joint venture consists of three shopping center properties located in Buffalo, NY, comprising approximately 0.4 million square feet of GLA. The joint venture was acquired for an aggregate option price of approximately $3.5 million, paid approximately $2.7 million in cash and $0.8 million in shares of the Company's common stock (29,638 shares valued at $27.67 per share). The members of the Company's Board of directors who are not also shareholders of KC Holdings, unanimously approved the Company's purchase of this joint venture investment.

         During October 2001, the Company formed a joint venture (the "RioCan
             Venture") with RioCan Real Estate Investment Trust ("RioCan", Canada's largest publicly-traded REIT measured by GLA), in which the Company has a 50% interest, to acquire retail properties and development projects in Canada. The acquisitions and development projects are to be sourced and managed by RioCan and are subject to review and approval by a joint oversight committee consisting of RioCan management and the Company's management personnel. During October 2001, the RioCan Venture acquired a portfolio of four shopping center properties located in British Columbia for an aggregate purchase price of approximately $170.0 million Canadian dollars ("CAD") (approximately USD $107.8 million) including the assumption of approximately CAD $108.5 million (approximately USD $68.8 million) in mortgage debt.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

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

         Summarized financial information for the recurring operations of these real estate joint ventures, excluding the Ward Venture transaction described above, is as follows (in millions):

                                                             December 31,
                                                    -------------------------------
                                                         2001             2000
                                                    --------------   --------------
             Assets:
                    Real estate, net                $        360.4   $        235.7
                    Other assets                              22.9             19.3
                                                    --------------   --------------

                                                    $        383.3   $        255.0
                                                    ==============   ==============

             Liabilities and Partners' Capital:
                    Mortgages payable               $        254.4   $        175.3
                    Other liabilities                         37.6             23.9
                    Partners' capital                         91.3             55.8
                                                    --------------   --------------

                                                    $        383.3   $        255.0
                                                    ==============   ==============

                                                       Year Ended December 31,
                                             --------------------------------------------
                                                  2001            2000            1999
                                             ------------    ------------    ------------
             Revenues from rental property   $       57.9    $       48.4    $       45.7
                                             ------------    ------------    ------------

             Operating expenses                     (19.7)          (16.1)          (15.9)
             Mortgage interest                      (15.1)          (13.8)          (10.8)
             Depreciation and amortization           (6.6)           (5.7)           (5.0)
             Other, net                               0.1             0.2             0.3
                                             ------------    ------------    ------------
                                                    (41.3)          (35.4)          (31.4)
                                             ------------    ------------    ------------

                  Net income                 $       16.6    $       13.0    $       14.3
                                             ============    ============    ============

         Other liabilities in the accompanying Consolidated Balance Sheets include accounts with certain real estate joint ventures totaling approximately $8.7 million and $4.8 million at December 31, 2001 and 2000, respectively. The Company and its subsidiaries have varying equity interests in these real estate joint ventures, which may differ from their proportionate share of net income or loss recognized in accordance with generally accepted accounting principles.

5.  Investment in Retail Store Leases:

         The Company has interests in various retail store leases relating to the anchor store premises in neighborhood and community shopping centers. These premises have been sublet to retailers who lease the stores pursuant to net lease agreements. Income from the investment in these retail store leases during the years ended December 31, 2001, 2000 and 1999 was approximately $3.2 million, $4.0 million and $4.1 million, respectively. These amounts represent sublease revenues during the years ended December 31, 2001, 2000 and 1999 of approximately $16.8 million, $19.0 million and $20.3 million, respectively, less related expenses of $12.2 million, $13.6 million and $14.7 million, respectively, and an amount, which in management's estimate, reasonably provides for the recovery of the investment over a period representing the expected remaining term of the retail store leases. The Company's future minimum revenues under the terms of all noncancellable tenant subleases and future minimum obligations through the remaining terms of its retail store leases, assuming no new or renegotiated leases are executed for such premises, for future years are as follows (in millions): 2002, $12.2 and $10.3; 2003, $12.0 and $10.0; 2004, $9.7 and $8.2; 2005,
             $7.8 and $6.7; 2006, $7.0 and $5.2 and thereafter, $11.5 and $7.6, respectively.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

6.  Cash and Cash Equivalents:

         Cash and cash equivalents (demand deposits in banks, commercial paper and certificates of deposit with original maturities of three months or less) includes tenants' security deposits, escrowed funds and other restricted deposits approximating $0.1 million at December 31, 2001 and 2000.

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

         During October 2000, the Company issued an aggregate $100.0 million of senior fixed-rate MTNs under its MTN program. These issuances consisted of (i) a $50.0 million MTN which matures in November 2005 and bears interest at 7.68% per annum, and (ii) a $50.0 million MTN which matures in November 2007 and bears interest at 7.86% per annum. Interest on these notes is payable semi-annually in arrears. The proceeds from these MTN issuances were used to repay a $100.0 million senior note that bore interest at 7.25% and matured in November 2000.

         As of December 31, 2001, a total principal amount of $490.25 million, in senior fixed-rate MTNs had been issued under the MTN program primarily for the acquisition of neighborhood and community shopping centers, the expansion and improvement of properties in the Company's portfolio and the repayment of certain debt of the Company. These fixed-rate notes had maturities ranging from five to twelve years at the time of issuance and bear interest at rates ranging from 6.70% to 7.91%. Interest on these fixed-rate senior unsecured notes is payable semi-annually in arrears.

         During August 2000, the Company issued $110.0 million of floating rate
             MTNs under its MTN program. These floating rate MTNs were priced at 99.7661% of par, mature in August 2002, and bear interest at LIBOR plus 0.25%. Interest on these MTNs is payable quarterly in arrears. As of November 2000, the Company entered into an interest rate swap agreement for the term of these MTNs, which effectively fixed the interest rate at 6.865% per annum. The proceeds from this MTN issuance were used to (i) repay a $60.0 million MTN that matured in August 2000 and bore interest at LIBOR plus 0.15% per annum and
             (ii) prepay a $52.0 million term loan that matured in November 2000 and bore interest at LIBOR plus 0.70% per annum.

         As of December 31, 2001, the Company has a total principal amount of $335.0 million, in fixed-rate unsecured senior notes. These fixed-rate notes have maturities ranging from 2003 through 2009 and bear interest at rates ranging from 6.50% to 7.50%. Interest on these fixed-rate senior unsecured notes is payable semi-annually in arrears.

         As of December 31, 2001, the Company had outstanding $100.0 million of remarketed reset notes, which mature in August 2008. The interest rate spread applicable to each period is determined pursuant to a remarketing agreement between the Company and a financial institution. The current interest rate is Libor plus 0.58% per annum, and interest is payable quarterly in arrears. As of November 2001, the Company entered into an interest rate swap agreement which effectively fixed the interest rate at 2.93% per annum through August 2002.

         In accordance with the terms of the Indenture, as amended, pursuant to which the Company's senior, unsecured notes have been issued, the Company is (a) subject to maintaining certain maximum leverage ratios on both unsecured senior corporate and secured debt, minimum debt service coverage ratios and minimum equity levels, and (b) restricted from paying dividends in amounts that exceed by more than $26.0 million the funds from operations, as defined, generated through the end of the calendar quarter most recently completed prior to the declaration of such dividend; however, this dividend limitation does not apply to any distributions necessary to maintain the Company's qualification as a REIT providing the Company is in compliance with its total leverage limitations.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         During August 2000, the Company established a $250.0 million, unsecured revolving credit facility (the "Credit Facility") with a group of banks which is scheduled to expire in August 2003. This Credit Facility, which replaced the Company's $215.0 million unsecured revolving credit facility has made available funds for general corporate purposes, including the funding of property acquisitions, development and redevelopment costs. Interest on borrowings accrues at a spread (currently 0.55%) to LIBOR or money-market rates, as applicable, which fluctuates in accordance with changes in the Company's senior debt ratings. As part of this Credit Facility, the Company has a competitive bid option where the Company may auction up to $100.0 million of its requested borrowings to the bank group. This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread to LIBOR of 0.55%. A facility fee of 0.15% per annum is payable quarterly in arrears. Pursuant to the terms of the agreement, the Company, among other things, is (a) subject to maintaining certain maximum leverage ratios on both unsecured senior corporate and secured debt, a minimum debt service coverage ratio and minimum unencumbered asset and equity levels, and (b) restricted from paying dividends in amounts that exceed 90% of funds from operations, as defined, plus 10% of the Company's stockholders' equity determined in accordance with generally accepted accounting principles. As of December 31, 2001, there were no borrowings outstanding under this Credit Facility.

         The scheduled maturities of all unsecured senior notes payable as of December 31, 2001 are approximately as follows (in millions): 2002, $110.0; 2003, $100.0; 2004, $100.0; 2005, $200.25; 2006, $85.0 and
             thereafter, $440.0.

8.  Mortgages Payable:

         During 2001, the Company obtained four individual non-recourse fixed-rate mortgage loans of which three are on Kmart anchored shopping centers, providing aggregate proceeds to the Company of approximately $51.2 million. These ten-year loans mature in 2011 and have effective interest rates ranging from 7.31% to 7.64% per annum.

         During 2000, the Company obtained individual non-recourse, fixed-rate mortgage financing on five Kmart anchored shopping centers, providing aggregate proceeds to the Company of approximately $44.2 million. These ten-year loans mature in 2010 and have effective interest rates ranging from 7.91% to 8.15% per annum.

         Mortgages payable, collateralized by certain shopping center properties and related tenants' leases, are generally due in monthly installments of principal and/or interest which mature at various dates through 2023. Interest rates range from approximately 4.51% to 9.50% (weighted average interest rate of 7.75% as of December 31, 2001). The scheduled maturities of all mortgages payable as of December 31, 2001, are approximately as follows (in millions):
             2002, $13.4; 2004, $8.9; 2005, $14.9; 2006, $34.5 and thereafter,
             $221.1.

         Three of the Company's properties are encumbered by approximately $11.7 million in floating-rate, tax-exempt mortgage bond financing. The rates on the bonds are reset annually, at which time bondholders have the right to require the Company to repurchase the bonds. The Company has engaged a remarketing agent for the purpose of offering for resale those bonds that are tendered to the Company. All bonds tendered for redemption in the past have been remarketed and the Company has arrangements, including letters of credit, with banks to both collateralize the principal amount and accrued interest on such bonds and to fund any repurchase obligations.

9.  KC Holdings:

         To facilitate the Company's November 1991 initial public stock offering (the "IPO"), 46 shopping center properties and certain other assets, together with indebtedness related thereto, were transferred to subsidiaries of KC Holdings, a newly-formed corporation that is owned by the stockholders of the Company prior to the IPO. The Company was granted ten-year, fixed-price acquisition options (the "Acquisition Options") to reacquire the real estate assets owned by KC Holdings' subsidiaries, subject to any liabilities outstanding with respect to such assets at the time of an option exercise. During the Acquisition Options period, which expired in November 2001, KC Holdings' subsidiaries had conveyed 29 shopping centers and a 50% interest in a joint venture consisting of three properties back to the Company. Additionally, KC Holdings' subsidiaries disposed of ten additional centers in transactions with third parties. The members of the Company's Board of Directors who are not also shareholders of KC Holdings unanimously approved the purchase of each of these properties that have been reacquired by the Company from KC Holdings. The Company manages three of KC Holdings four remaining shopping center properties pursuant to a management agreement (See Note 14).

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

10.  Fair Value Disclosure of Financial Instruments:

         All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed-rate debt) considered appropriate, reasonably approximate their fair values. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of the Company's financial instruments.

11.  Financial Instruments - Derivatives and Hedging:

         The Company is exposed to the effect of changes in interest rates, foreign currency exchange rate fluctuations and market value fluctuations of equity securities. The Company limits these risks by following established risk management policies and procedures including the use of derivatives.

         The principal financial instruments currently used by the Company are interest rate swaps, foreign currency exchange forward contracts and warrant contracts. The Company, from time to time, hedges the future cash flows of its floating-rate debt instruments to reduce exposure to interest rate risk principally through interest rate swaps with major financial institutions. The Company has interest-rate swap agreements on its $110.0 million floating-rate MTN and on its $100.0 million floating-rate remarketed reset notes, which have been designated and qualified as cash flow hedges. The Company has determined that these swap agreements are highly effective in offsetting future variable interest cash flows related to the Company's debt portfolio. The adoption of FASB No. 133 as of January 1, 2001, resulted in a cumulative transition adjustment of $1.5 million to OCI and a corresponding liability for the same amount. For the year ended December 31, 2001, the change in the fair value of the interest rate swaps was $2.4 million which was recorded in OCI with a corresponding liability for the same amount.

         During 2001, the Company entered into foreign currency forward contracts on its Canadian investment in marketable securities in the amount of approximately CAD $26.3 million (approximately USD $16.9 million) and on its Canadian investment in real estate in the amount of approximately CAD $29.8 million (approximately USD $18.9 million). The Company has designated these foreign currency forward contracts as fair value hedges. The Company expects these forward contracts to be highly effective in limiting its exposure to the variability in the fair value of its Canadian investments as it relates to changes in the exchange rate. The gain or loss on the forward contracts will be recognized currently in earnings and the gain or loss on the Canadian investments attributable to changes in the exchange rate will be recognized currently in earnings and shall adjust the carrying amount of the hedged investments.

         During 2001, the Company acquired warrants to purchase the common stock of a Canadian REIT. The Company has designated the warrants as a cash flow hedge of the variability in expected future cash outflows upon purchasing the common stock. The Company has determined the hedged cash outflow is probable and expected to occur prior to the expiration date of the warrants. The Company has determined that the warrants are fully effective and recorded the change in fair value of the warrants of approximately $2.4 million in OCI with a corresponding asset for the same amount.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         The following table summarized the notional values and fair values of the Company's derivative financial instruments as of December 31, 2001:

                                                                                                                  Fair Value
                        Hedge Type                     Notional Value             Rate          Maturity         (in millions)
                        ----------                     --------------             ----          --------         -------------
             Interest rate swap - cash flow             $110.0 million            6.615%           8/02               ($3.7)

             Interest rate swap - cash flow             $100.0 million            2.35%            8/02               ($0.2)

             Foreign currency forward - fair            CAD $26.3 million         1.561            9/02                $0.3
             value

             Foreign currency forward - fair            CAD $29.8 million         1.578            1/02                $0.2
             value

             Warrants - cash flow                       2,500,000 shares of         CAD            9/06                $2.4
                                                        common stock             $11.02

         As of December 31, 2001, these derivative instruments were reported at their fair value as other liabilities of $3.9 million and other assets of $2.9 million. During the next 12 months, the Company expects to reclassify to earnings as expense approximately $3.4 million of the current balance in accumulated OCI primarily related to the fair value of the interest rate swaps.

12.  Preferred and Common Stock Transactions:

         During March 2001, the Company issued 29,638 shares of common stock at $27.67 per share in connection with the exercise of its option to acquire a 50% interest in a joint venture consisting of three shopping center properties from KC Holdings (see Note 9).

         During November 2001, the Company completed a primary public stock offering of 2,250,000 shares of common stock priced at $32.85 per share. The net proceeds from this sale of common stock, totaling approximately $70.1 million (after related transaction costs of $3.8 million) will be used primarily to invest equity capital in a new joint venture formed with G.E. Capital Real Estate and for additional equity capital in KIR (see Note 3).

         During December 2001, the Company completed a primary public stock offering of 1,500,000 shares of common stock priced at $33.57 per share. The net proceeds from this sale of common stock, totaling approximately $47.6 million (after related transaction cost of $2.7 million) will be used for general corporate purposes, including (i) the investment of additional equity capital in KIR (see Note 3) and
             (ii) the development, redevelopment and expansion of properties in the Company's portfolio.

         Additionally, during November 2001, the Company announced the redemption of all outstanding depositary shares of the Company's 7-1/2% Class D Cumulative Convertible Preferred Stock (the "Class D Preferred Stock") in exchange for shares of the Company's common stock. The Board of Directors set January 3, 2002 as the mandatory redemption date on which all outstanding depositary shares of Class D Preferred Stock would be redeemed. Holders of the Class D Preferred Stock on the redemption date received 0.93168 shares of the Company's common stock, as adjusted for the Company's three-for-two common stock split, for each depositary share redeemed. During 2001, 3,258,642 depositary shares of the Class D Preferred Stock were voluntarily converted to common stock by the holders. On January 3, 2002, the remaining 923,900 depositary shares of the Class D Preferred Stock were redeemed for common stock by the Company and a final dividend payment of 43.4680 cents per class D Depositary share was paid on January 15, 2002.

         During May 2000, the Company repurchased from an officer and director of the Company 100,217 depositary shares of its Class D Preferred Stock at a price of $25.00 per depositary share, totaling approximately $2.5 million. The purchase price was at par, which was less than the market price on the date of purchase.

         During June 2000, the Company issued 427,722 shares of common stock at $27.18 per share in connection with the exercise of its option to acquire two shopping center properties from KC Holdings (See Note
             9).

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         During August 2000, the Company completed a primary public stock offering of 2,700,000 shares of common stock priced at $28.33 per share. The net proceeds from this sale of common stock, totaling approximately $72.4 million (after related transaction costs of $4.1 million) were used for general corporate purposes, including
             (i) the investment of additional equity capital in KIR (see Note
             3), and (ii) the development, redevelopment and expansion of properties in the Company's portfolio.

         At December 31, 2001, the Company had outstanding 3,000,000 Depositary
             Shares (the "Class A Depositary Shares"), each such Class A Depositary Share representing a one-tenth fractional interest of a share of the Company's 7-3/4% Class A Cumulative Redeemable Preferred Stock, par value $1.00 per share (the "Class A Preferred Stock"), 2,000,000 Depositary Shares (the "Class B Depositary Shares"), each such Class B Depositary Share representing a one-tenth fractional interest of a share of the Company's 8-1/2% Class B Cumulative Redeemable Preferred Stock, par value $1.00 per share (the "Class B Preferred Stock"), 4,000,000 Depositary Shares ("the Class C Depositary Shares"), each such Class C Depositary Share representing a one-tenth fractional interest of a share of the Company's 8-3/8% Class C Cumulative Redeemable Preferred Stock, par value $1.00 per share (the "Class C Preferred Stock"), 923,900 Depositary Shares (the "Class D Depositary Shares"), each such Class D Depositary Share representing a one-tenth fractional interest of a share of the Company's 7-1/2% Cumulative Convertible Preferred Stock, par value $1.00 per share.

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

         Dividends on the Class D Depositary Shares are cumulative and payable at the rate per depositary share equal to the greater of (i) 7-1/2% per annum based upon a $25.00 per share initial value or $1.875 per share or (ii) the cash dividend on the shares of the Company's common stock into which a Class D Depositary Share is convertible plus $0.0183 per quarter. The Class D Depositary Shares are convertible into the Company's common stock at a conversion price of $26.83 per share of common stock at any time by the holder and may be redeemed by the Company at the conversion price in shares of the Company's common stock at any time after June 19, 2001 if, for any 20 trading days within any period of 30 consecutive trading days, including the last day of such period, the average closing price per share of the Company's common stock exceeds 120% of the conversion price or $32.20 per share, subject to certain adjustments. As stated above, during November 2001 the Company gave notice to the holders of the Class D Depositary Shares that the Company would be mandatorily redeeming the Class D Depositary Shares for common stock as a result of the common stock trading above $32.20 for 20 trading days within a 30 day period. The mandatory redemption date was January 3, 2002.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

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

13.  Dispositions of Real Estate:

         During 2001, the Company, in separate transactions, disposed of three operating properties (including the sale of a property to KIR) and a portion of another operating property, comprising approximately
             0.6 million square feet of GLA. Cash proceeds from these dispositions aggregated approximately $46.7 million which resulted in a net gain of approximately $3.0 million. Cash proceeds from the disposition of the operating property in Elyria, OH, totaling $5.8 million, together with an additional $7.1 million cash investment, was used to acquire an exchange shopping center property located in Lakeland, FL during August 2001.

         During 2001, KDI sold two of its recently completed projects and five out-parcels for approximately $61.3 million, which resulted in net gains of approximately $8.1 million after provision for income taxes. The pre-tax profits of $13.4 million are included in the Consolidated Statements of Income in the caption Gain on sale of development properties.

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

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

14.  Transactions with Related Parties:

         The Company provides management services for shopping centers owned principally by affiliated entities and various real estate joint ventures in which certain stockholders of the Company have economic interests. Such services are performed pursuant to management agreements which provide for fees based upon a percentage of gross revenues from the properties and other direct costs incurred in connection with management of the centers. The Consolidated Statements of Income include management fee income from KC Holdings of approximately $30,000, $100,000 and $400,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

         In November 1991 the Company was granted Acquisition Options to reacquire the real estate assets owned by KC Holdings' subsidiaries. The remaining Acquisition Options expired in November 2001 with regard to the real estate assets which the Company had not reacquired.

         In March 2001, the Company exercised its option to acquire a 50% interest in a joint venture from KC Holdings. The joint venture consists of three shopping center properties located in Buffalo, NY. This joint venture interest was acquired for an aggregate option price of approximately $3.5 million, paid approximately $2.7 million in cash and $0.8 million in shares of the Company's common stock (29,638 shares valued at $27.67 per share).

         In June 2000, the Company exercised its option to acquire two shopping center properties from KC Holdings. The properties were acquired for an aggregate option price of approximately $12.2 million, paid approximately $11.6 million in shares of the Company's common stock (valued at $27.18 per share at June 1, 2000) and $0.6 million through the assumption of mortgage debt encumbering one of the properties.

         Reference is made to Notes 3, 4, 9 and 12 for additional information regarding transactions with related parties.

15.  Commitments and Contingencies:

         The Company and its subsidiaries are primarily engaged in the operation of shopping centers which are either owned or held under long-term leases which expire at various dates through 2087. The Company and its subsidiaries, in turn, lease premises in these centers to tenants pursuant to lease agreements which provide for terms ranging generally from 5 to 25 years and for annual minimum rentals plus incremental rents based on operating expense levels and tenants' sales volumes. Annual minimum rentals plus incremental rents based on operating expense levels comprised approximately 99%, 99% and 98% of total revenues from rental property for each of the three years ended December 31, 2001, 2000 and 1999, respectively.

         The future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows (in millions): 2002, $323.3; 2003, $297.5; 2004, $273.7; 2005, $247.4; 2006, $218.3 and thereafter, $1,564.8.

         Minimum rental payments under the terms of all noncancellable operating leases pertaining to its shopping center portfolio for future years are approximately as follows (in millions): 2002, $13.4; 2003, $12.6; 2004, $12.0; 2005, $10.8; 2006, $10.1 and thereafter,
             $136.3.

         The Company has issued letters of credit in connection with the collateralization of tax-exempt mortgage bonds, completion guarantees for certain construction projects, and guaranty of payment related to the acquisition of a development project. These letters of credit aggregate approximately $30.5 million.

16.  Incentive Plans:

         The Company maintains a stock option plan (the "Plan") pursuant to which a maximum 13,500,000 shares of the Company's common stock may be issued for qualified and non-qualified options. Options granted under the Plan generally vest ratably over a three-year term, expire ten years from the date of grant and are exercisable at the market price on the date of grant, unless otherwise determined by the Board in its sole discretion. In addition, the Plan provides for the granting of certain options to each of the Company's non-employee directors (the "Independent Directors") and permits such Independent Directors to elect to receive deferred stock awards in lieu of directors' fees.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         Information with respect to stock options under the Plan for the years ended December 31, 2001, 2000 and 1999 is as follows:


                                                                    Weighted Average
                                                                     Exercise Price
                                                          Shares        Per Share
                                                          ------        ---------
             Options outstanding, December 31, 1998      4,151,734       $  20.02
                  Exercised                               (481,171)      $  18.36
                  Granted                                1,198,575       $  21.55
                                                         ---------
             Options outstanding, December 31, 1999      4,869,138       $  20.56
                  Exercised                               (290,106)      $  17.03
                  Granted                                1,347,637       $  27.09
                  Forfeited                               (387,874)      $  19.07
                                                         ---------
             Options outstanding, December 31, 2000      5,538,795       $  22.44
                  Exercised                             (1,694,227)      $  20.62
                  Granted                                2,119,175       $  30.71
                  Forfeited                                (54,390)      $  25.76
                                                         ---------
             Options outstanding, December 31, 2001      5,909,353       $  25.90
                                                         =========
                  Options exercisable -
                        December 31, 1999                2,408,829       $  18.16
                                                         =========       ========
                        December 31, 2000                2,921,737       $  20.13
                                                         =========       ========
                        December 31, 2001                2,369,288       $  21.98
                                                         =========       ========


         The exercise prices for options outstanding as of December 31, 2001 range from $12.39 to $33.67 per share. The weighted average remaining contractual life for options outstanding as of December 31, 2001 was approximately 8.1 years. Options to purchase 3,293,846, 913,042 and 2,260,680 shares of the Company's common stock were available for issuance under the Plan at December 31, 2001, 2000 and 1999, respectively.

         The Company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized with regard to options granted under the Plan in the accompanying Consolidated Statements of Income. If stock-based compensation costs had been recognized based on the estimated fair values at the dates of grant for options awarded during 2001, 2000 and 1999 net income and net income per diluted common share for these calendar years would have been reduced by approximately $2.7 million or $0.03 per diluted share, $2.2 million or $0.02 per diluted share and $1.7 million or $0.02 per diluted share, respectively.

         These pro forma adjustments to net income and net income per diluted common share assume fair values of each option grant estimated using the Black-Scholes option pricing formula. The more significant assumptions underlying the determination of such fair values for options granted during 2001, 2000 and 1999 include: (i) weighted average risk-free interest rates of 4.85%, 5.69% and 6.30%, respectively; (ii) weighted average expected option lives of
             5.5 years, 4.4 years and 5.4 years, respectively; (iii) an expected volatility of 15.76%, 15.82% and 15.91%, respectively, and (iv) an expected dividend yield of 6.74%, 6.95% and 7.30%, respectively. The per share weighted average fair value at the dates of grant for options awarded during 2001, 2000 and 1999 was $1.98, $2.05 and $1.69, respectively.

         The Company maintains a 401(k) retirement plan covering substantially all officers and employees which permits participants to defer up to a maximum 10% of their eligible compensation. This deferred compensation, together with Company matching contributions which generally equal employee deferrals up to a maximum of 5% of their eligible compensation, is fully vested and funded as of December 31, 2001. Company contributions to the plan were approximately $0.7 million, $0.6 million and $0.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

17.  Income Taxes

         The Company elected to qualify as a REIT in accordance with Sections
             856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code") commencing with its taxable year which began January 1, 1992. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted REIT taxable income to its stockholders. It is management's intention to adhere to these requirements and maintain the Company's REIT status. As a REIT, the Company generally will not be subject to corporate federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

         Reconciliation between GAAP Net Income and Federal Taxable Income:

         The following table reconciles GAAP net income to taxable income for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                    2001 (Estimated)  2000 (Actual)    1999 (Actual)
                                                    ----------------  -------------    -------------
GAAP net income                                          $ 236,538       $ 205,025       $ 176,778
    Less: GAAP net income of taxable REIT subsidiaries     (29,063)             --              --
                                                         ---------       ---------       ---------
GAAP net income from REIT operations (Note 1)              207,475         205,025         176,778
Net book depreciation in excess of tax depreciation          3,532           2,889           1,088
Deferred and prepaid rents                                  (6,800)         (7,117)         (5,165)
Exercise of non-qualified stock options                    (10,500)         (2,534)         (1,500)
Book/tax depreciation difference from investments
  In real estate joint ventures                             (2,286)         (2,253)           (298)
Other book/tax differences, net                             (9,340)        (14,240)        (13,459)
                                                         ---------       ---------       ---------
Adjusted taxable income subject to 90% dividend
  requirements                                           $ 182,081       $ 181,770       $ 157,444
                                                         =========       =========       =========

         Note 1- All adjustments to "GAAP net income from REIT operations" are net of amounts attributable to minority interest and taxable REIT subsidiaries.

         Reconciliation between Cash Dividends Paid and Dividends Paid
             Deductions:

         Cash dividends paid were equal to the dividends paid deduction for the years ended December 31, 2001, 2000 and 1999, and amounted to (in thousands) $209,785, $189,896 and $169,708, respectively.

         Characterization of Distributions:

         The following characterizes distributions paid for the years ended
             December 31, 2001, 2000 and 1999 (in thousands):

                        2001                   2000                    1999
                        ----                   ----                    ----
Preferred Dividends
  Ordinary income     $ 26,253         100%   $ 26,376         100%   $ 26,481         100%
                      --------    --------    --------    --------    --------    --------

Common Dividends
  Ordinary income     $174,380          95%   $163,520         100%   $143,227         100%
  Return of capital      9,152           5%       --          --          --          --
                      --------    --------    --------    --------    --------    --------
                      $183,532         100%   $163,520         100%   $143,227         100%
                      --------    --------    --------    --------    --------    --------

Total dividends
distributed           $209,785                $189,896                $169,708
                      ========                ========                ========

         Taxable REIT Subsidiaries ("TRS"):

         Commencing January 1, 2001, the Company is subject to federal, state and local income taxes on the income from it TRS activities.

         Income taxes have been provided for on the asset and liability method as required by Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of the TRS assets and liabilities.

         The Company's TRS income and provision for income taxes for the year ended December 31, 2001, is summarized as follows (in thousands):

           Income from TRS before income taxes  $48,439
           Less provision for income taxes:
                    Federal                      15,682
                    State and local               3,694
                                                -------
                    Total tax provision          19,376
                                                -------
           TRS net income                       $29,063
                                                =======

         There was no provision for income taxes for the years ended December
             31, 2000 and 1999.

         Deferred tax assets of approximately $4.4 million, which are included in the caption Other assets on the accompanying Consolidated Balance Sheet at December 31, 2001, relate primarily to differences in the timing of the recognition of income from real estate joint ventures between the GAAP and the tax basis of accounting.

         The income tax provision differs from the amount computed by applying the statutory federal income tax rate to TRS income before income taxes as follows (in thousands):

                                                                              Amount          Rate
                                                                              ------          ----
           Federal income tax provision at statutory rate                    $16,954           35%
           State income tax provision, net of federal income tax effect        2,422            5%
                                                                             -------          ----
           TRS provision for income taxes                                    $19,376           40%
                                                                             =======          ====

18.  Supplemental Financial Information:

         The following represents the results of operations, expressed in thousands except per share amounts, for each quarter during years 2001 and 2000:

                                                                 2001 (Unaudited)
                                                -----------------------------------------------------
                                                  Mar. 31       June 30      Sept. 30       Dec. 31
                                                -----------   -----------   -----------   -----------
         Revenues from rental property          $   121,601   $   117,867   $   114,295   $   114,853

         Net income                             $    56,053   $    59,352   $    59,250   $    61,882

             Net income per common share:
                  Basic                         $       .52   $       .55   $       .55   $       .58
                  Diluted                       $       .51   $       .55   $       .54   $       .56
                                                                    2000 (Unaudited)
                                                -----------------------------------------------------
                                                  Mar. 31       June 30      Sept. 30       Dec. 31
                                                -----------   -----------   -----------   -----------
         Revenues from rental property          $   112,356   $   114,867   $   115,726   $   116,458

         Net income                             $    48,709   $    50,946   $    51,512   $    53,858

             Net income per common share:
                  Basic                         $       .46   $       .49   $       .48   $       .50
                  Diluted                       $       .46   $       .48   $       .47   $       .49

         Accounts and notes receivable in the accompanying Consolidated Balance
             Sheets are net of estimated unrecoverable amounts of approximately $4.3 million and $4.0 million at December 31, 2001 and 2000, respectively.

19.  Pro Forma Financial Information (Unaudited):

         As discussed in Notes 2 and 13, the Company and certain of its subsidiaries acquired and disposed of interests in certain operating properties during 2001. The pro forma financial information set forth below is based upon the Company's historical Consolidated Statements of Income for the years ended December 31, 2001 and 2000, adjusted to give effect to these transactions as of January 1, 2000.

         The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred on January 1, 2000, nor does it purport to represent the results of operations for future periods. (Amounts presented in millions, except per share figures.)

                                                  Years ended December 31,
                                                      2001        2000
                                                   --------    --------

         Revenues from rental property             $  467.3    $  457.4
         Net income                                $  234.5    $  206.4

             Net income per common share:
                  Basic                            $   2.18    $   1.94
                                                   ========    ========
                  Diluted                          $   2.14    $   1.92
                                                   ========    ========

20.  Subsequent Events:

         On January 22, 2002, Kmart Corporation ("Kmart") filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As of the filing date, Kmart occupied 69 locations (excluding the KIR Portfolio which includes six Kmart locations), representing 12.6% of the Company's annualized base rental revenues and 13.3% of the Company's total shopping center GLA. As of February 1, 2002, Kmart rejected its lease at 15 locations. These 15 locations represent approximately $16.3 million of annualized base rental revenues comprising approximately 1.6 million square feet of GLA. The average rent per square foot for these locations was approximately $10.43. As adjusted for these 15 rejected leases Kmart now represents 8.7% of annualized base rents and 10.4% of leased GLA. The Company is actively marketing these locations to prospective tenants, however, no assurances can be provided that these locations will be leased in the near term or at comparable rents previously paid by Kmart. The Company generally will have the right to file claims in connection with these rejected leases for lost rent equal to three years of rental obligations as well as other amounts related to obligations under the leases. Actual amounts to be received in satisfaction of these claims will be subject to Kmart's final plan of reorganization and the availability of funds to pay creditors such as the Company.

         On March 8, 2002, Kmart announced it would be closing an additional
             284 locations of which 17 of these locations are leased from the Company. The Company had previously encumbered seven of these properties with individual non-recourse mortgage loans. The annualized base rental revenues from these 17 locations is approximately $15.1 million. The annualized interest expenses for the seven encumbered properties is approximately $5.6 million.

         As of the date of this filing of this annual report on Form 10-K, the Company has not been notified directly by Kmart as to the timing of these store closings or whether the leases will be assigned or rejected. Until such time as the leases are rejected in accordance with the bankruptcy proceedings, Kmart remains obligated for payments of rent and operating expenses at these locations and all other remaining locations.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                For Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)


                                    Balance at                    Adjustments to
                                   Beginning of     Charged to      valuation                     Balance at end
                                      Period         expenses        accounts      Deductions        of period
                                    ---------       ---------       ---------       ---------        ---------
Year Ended December 31, 2001
Allowance for uncollectable
accounts                            $   4,000       $   3,400       $    --         ($  3,100)       $   4,300
                                    ---------       ---------       ---------       ---------        ---------

Year Ended December 31, 2000
Allowance for uncollectable
accounts                            $   3,750       $   2,650       $    --         ($  2,400)       $   4,000
                                    ---------       ---------       ---------       ---------        ---------
Year Ended December 31, 1999
Allowance for uncollectable
accounts                            $   3,150       $   3,650       $     350       ($  3,400)       $   3,750
                                    ---------       ---------       ---------       ---------        ---------


                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001

                                                                    SCHEDULE III

                                                    INITIAL COST
                                                            BUILDING AND        SUBSEQUENT                       BUILDINGS AND
          PROPERTIES                          LAND           IMPROVEMENT     TO ACQUISITION         LAND          IMPROVEMENTS
          ----------                          ----           -----------     --------------         ----          ------------
FAIRFIELD SHOPPING CENTER                     529,247         2,137,493                --            529,247         2,137,493
HOOVER                                        279,106         7,735,873                --            279,106         7,735,873
FOUR PEAKS PLAZA                            3,150,780                --         3,068,042          3,150,780         3,068,042
GILBERT FIESTA DEVELOPMENT                  1,683,843                --           232,322          1,683,843           232,322
KIMCO MESA 679, INC. AZ                     2,915,000        11,686,291           491,726          2,915,000        12,178,017
METRO SQUARE                                4,101,017        16,410,632           452,006          4,101,017        16,862,638
PEORIA CROSSING                             7,212,588                --         7,633,923          7,235,425         7,611,086
HAYDEN PLAZA NORTH                          2,015,726         4,126,509         4,983,587          2,015,726         9,110,096
PHOENIX, COSTCO                             5,324,501        21,269,943           191,056          5,324,501        21,460,999
PHOENIX                                     2,450,341         9,802,046           151,421          2,450,341         9,953,467
ALHAMBRA, COSTCO                            4,995,639        19,982,557                --          4,995,639        19,982,557
MADISON PLAZA                               5,874,396        23,476,190            16,333          5,874,396        23,492,523
CHULA VISTA, COSTCO                         6,460,743        25,863,153         1,433,357          6,460,743        27,296,510
CORONA HILLS, COSTCO                       13,360,965        53,373,453           371,431         13,360,965        53,744,884
LA MIRADA THEATRE CENTER                    8,816,741        35,259,965             5,800          8,816,741        35,265,765
THE CENTRE                                  3,403,724        13,625,899                --          3,403,724        13,625,899
SANTA ANA, HOME DEPOT                       4,592,364        18,345,257                --          4,592,364        18,345,257
SANTEE TOWN CENTER                          2,252,812         9,012,256           766,545          2,252,812         9,778,801
VILLAGE ON THE PARK                         2,194,463         8,885,987            37,886          2,194,463         8,923,873
AURORA QUINCY                               1,148,317         4,608,249           152,756          1,148,317         4,761,005
AURORA EAST BANK                            1,500,568         6,180,103           107,219          1,500,568         6,287,322
SPRING CREEK COLORADO                       1,423,260         5,718,813            11,939          1,423,260         5,730,752
DENVER WEST 38TH STREET                       161,167           646,983                --            161,167           646,983
ENGLEWOOD PHAR MOR                            805,837         3,232,650             2,800            805,837         3,235,450
FORT COLLINS                                1,253,497         7,625,278                --          1,253,497         7,625,278
HERITAGE WEST                               1,526,576         6,124,074            79,252          1,526,576         6,203,326
WEST FARM SHOPPING CENTER                   5,805,969        23,348,024           103,992          5,805,969        23,452,016
N.HAVEN, HOME DEPOT                         7,704,968        30,797,640            67,243          7,704,968        30,864,883
WATERBURY                                   2,253,078         9,017,012            99,451          2,253,078         9,116,463
ELSMERE                                            --         3,185,642                --                 --         3,185,642
ALTAMONTE SPRINGS                             770,893         3,083,574           101,538            770,893         3,185,112
BOCA RATON                                    573,875         2,295,501         1,006,306            573,875         3,301,807
BRADENTON                                     125,000           299,253           307,621            125,000           606,874
BAYSHORE GARDENS, BRADENTON FL              2,901,000        11,738,955           299,359          2,901,000        12,038,314
CORAL SPRINGS                                 710,000         2,842,907         3,179,985            710,000         6,022,892
CORAL SPRINGS                               1,649,000         6,626,301            82,557          1,649,000         6,708,858
EAST ORLANDO                                  491,676         1,440,000         2,784,544          1,007,882         3,708,338
FERN PARK                                     225,000           902,000         2,398,540            225,000         3,300,540
REGENCY PLAZA                               2,410,000         9,671,160           138,749          2,410,000         9,809,909
KISSIMMEE                                   1,328,536         5,296,652         1,636,405          1,328,536         6,933,057
LAUDERDALE LAKES                              342,420         2,416,645         2,542,282            342,420         4,958,927
MERCHANTS WALK                              2,580,816        10,366,090                --          2,580,816        10,366,090
LARGO                                         293,686           792,119         1,131,046            293,686         1,923,165
LEESBURG                                           --           171,636           173,537                 --           345,173
LARGO EAST BAY                              2,832,296        11,329,185           971,043          2,832,296        12,300,228
LAUDERHILL                                  1,002,733         2,602,415         9,320,345          1,774,443        11,151,050
MELBOURNE                                          --         1,754,000         2,727,009                 --         4,481,009
GROVE GATE                                    365,893         1,049,172         1,139,954            365,893         2,189,126
NORTH MIAMI                                   732,914         4,080,460        10,519,289            732,914        14,599,749
MILLER ROAD                                 1,138,082         4,552,327         1,395,207          1,138,082         5,947,534
MARGATE                                     2,948,530        11,754,120         2,162,759          2,948,530        13,916,879
MELBOURNE                                     715,844         2,878,374           413,894            715,844         3,292,268
MT. DORA                                    1,011,000         4,062,890            56,981          1,011,000         4,119,871
ORLANDO                                       923,956         3,646,904         1,752,816          1,172,119         5,151,557
RENAISSANCE CENTER                          9,104,379        36,540,873         2,229,331          9,104,379        38,770,204
SAND LAKE                                   3,092,706        12,370,824         1,032,308          3,092,706        13,403,132
ORLANDO                                       560,800         2,268,112         2,016,420            580,030         4,265,302
OCALA                                       1,980,000         7,927,484           625,242          1,980,000         8,552,726
POMPANO BEACH                                  97,169           874,442         1,209,339             97,169         2,083,781
PALATKA                                       130,844           556,658           980,330            130,844         1,536,988
ST. PETERSBURG                                     --           917,360           756,546                 --         1,673,906

                                                                              TOTAL COST,                              DATE OF
                                                           ACCUMULATED    NET OF ACCUMULATED                        CONSTRUCTION(C)
    PROPERTIES                                TOTAL        DEPRECIATION      DEPRECIATION     ENCUMBRANCES           ACQUISITION(A)
    ----------                                -----        ------------      ------------     ------------           --------------
FAIRFIELD SHOPPING CENTER                    2,666,740         82,058         2,584,682                --                 2000(A)
HOOVER                                       8,014,979        396,885         7,618,094                --                 1999(A)
FOUR PEAKS PLAZA                             6,218,822             --         6,218,822                --                 2001(C)
GILBERT FIESTA DEVELOPMENT                   1,916,165             --         1,916,165                --                 2001(C)
KIMCO MESA 679, INC. AZ                     15,093,017      1,138,610        13,954,407                --                 1998(A)
METRO SQUARE                                20,963,655      1,484,385        19,479,269                --                 1998(A)
PEORIA CROSSING                             14,846,511             --        14,846,511                --                 2000(C)
HAYDEN PLAZA NORTH                          11,125,822        424,910        10,700,912                --                 1998(A)
PHOENIX, COSTCO                             26,785,500      1,920,315        24,865,185                --                 1998(A)
PHOENIX                                     12,403,808      1,053,660        11,350,148         7,732,023                 1997(A)
ALHAMBRA, COSTCO                            24,978,196      1,807,010        23,171,186                --                 1998(A)
MADISON PLAZA                               29,366,919      2,110,991        27,255,928                --                 1998(A)
CHULA VISTA, COSTCO                         33,757,253      2,371,147        31,386,106                --                 1998(A)
CORONA HILLS, COSTCO                        67,105,849      4,791,735        62,314,114                --                 1998(A)
LA MIRADA THEATRE CENTER                    44,082,506      3,168,142        40,914,364                --                 1998(A)
THE CENTRE                                  17,029,623        742,124        16,287,499         8,047,253                 1999(A)
SANTA ANA, HOME DEPOT                       22,937,621      1,639,530        21,298,091                --                 1998(A)
SANTEE TOWN CENTER                          12,031,613        707,178        11,324,435                --                 1998(A)
VILLAGE ON THE PARK                         11,118,336        890,499        10,227,838                --                 1998(A)
AURORA QUINCY                                5,909,322        468,187         5,441,135         2,581,006                 1998(A)
AURORA EAST BANK                             7,787,890        621,262         7,166,628                --                 1998(A)
SPRING CREEK COLORADO                        7,154,012        574,358         6,579,654                --                 1998(A)
DENVER WEST 38TH STREET                        808,150         64,953           743,197                --                 1998(A)
ENGLEWOOD PHAR MOR                           4,041,287        324,618         3,716,669         1,250,128                 1998(A)
FORT COLLINS                                 8,878,775        358,453         8,520,321         3,050,568                 2000(A)
HERITAGE WEST                                7,729,902        619,032         7,110,870                --                 1998(A)
WEST FARM SHOPPING CENTER                   29,257,985      2,046,675        27,211,310        13,660,727                 1998(A)
N.HAVEN, HOME DEPOT                         38,569,851      2,747,054        35,822,797                --                 1998(A)
WATERBURY                                   11,369,541      1,899,581         9,469,960                --                 1993(A)
ELSMERE                                      3,185,642      2,508,620           677,022                --                 1979(C)
ALTAMONTE SPRINGS                            3,956,005        474,396         3,481,609                --                 1995(A)
BOCA RATON                                   3,875,682        812,768         3,062,914                --                 1992(A)
BRADENTON                                      731,874        351,715           380,158                --                 1968(C)
BAYSHORE GARDENS, BRADENTON FL              14,939,314      1,082,663        13,856,651                --                 1998(A)
CORAL SPRINGS                                6,732,892        833,812         5,899,080                --                 1994(A)
CORAL SPRINGS                                8,357,858        696,073         7,661,784                --                 1997(A)
EAST ORLANDO                                 4,716,220      1,846,595         2,869,626                --                 1971(C)
FERN PARK                                    3,525,540      1,412,667         2,112,873                --                 1968(C)
REGENCY PLAZA                               12,219,909        502,412        11,717,497         8,874,596                 1999(A)
KISSIMMEE                                    8,261,593        947,789         7,313,803                --                 1996(A)
LAUDERDALE LAKES                             5,301,347      3,348,170         1,953,177                --                 1968(C)
MERCHANTS WALK                              12,946,906         88,524        12,858,382                                   2001(A)
LARGO                                        2,216,851      1,486,727           730,123                --                 1968(C)
LEESBURG                                       345,173        202,746           142,426                --                 1969(C)
LARGO EAST BAY                              15,132,524      3,320,204        11,812,320                --                 1992(A)
LAUDERHILL                                  12,925,493      4,829,331         8,096,162                --                 1974(C)
MELBOURNE                                    4,481,009      1,538,116         2,942,893                --                 1968(C)
GROVE GATE                                   2,555,019      1,403,456         1,151,563                --                 1968(C)
NORTH MIAMI                                 15,332,663      4,292,933        11,039,730                --                 1985(A)
MILLER ROAD                                  7,085,616      3,852,902         3,232,713                --                 1986(A)
MARGATE                                     16,865,409      2,671,653        14,193,757                --                 1993(A)
MELBOURNE                                    4,008,112        606,833         3,401,278                --                 1994(A)
MT. DORA                                     5,130,871        425,978         4,704,893                --                 1997(A)
ORLANDO                                      6,323,676        910,915         5,412,761                --                 1995(A)
RENAISSANCE CENTER                          47,874,583      3,952,316        43,922,267                --                 1998(A)
SAND LAKE                                   16,495,838      2,534,973        13,960,865                --                 1994(A)
ORLANDO                                      4,845,332        477,022         4,368,310                --                 1996(A)
OCALA                                       10,532,726        973,493         9,559,233                --                 1997(A)
POMPANO BEACH                                2,180,950      1,035,624         1,145,326                --                 1968(C)
PALATKA                                      1,667,832        626,850         1,040,981                --                 1970(C)
ST. PETERSBURG                               1,673,906        630,590         1,043,317                --                 1968(C)


                                                    INITIAL COST
                                                            BUILDING AND        SUBSEQUENT                       BUILDINGS AND
          PROPERTIES                          LAND           IMPROVEMENT     TO ACQUISITION         LAND          IMPROVEMENTS
          ----------                          ----           -----------     --------------         ----          ------------
TUTTLE BEE SARASOTA                           254,961           828,465         1,678,432            254,961         2,506,897
SOUTH EAST SARASOTA                         1,283,400         5,133,544         3,076,330          1,440,264         8,053,010
SANFORD                                     1,832,732         9,523,261         3,333,286          1,832,732        12,856,547
STUART                                      2,109,677         8,415,323           386,277          2,109,677         8,801,600
SOUTH MIAMI                                 1,280,440         5,133,825         2,417,451          1,280,440         7,551,276
TAMPA, FLORIDA                              3,054,280                --         2,661,659          3,054,280         2,661,659
TALLAHASSEE                                        --         2,431,659        15,846,855                 --        18,278,514
TAMPA                                       2,820,000        11,283,189           868,221          2,820,000        12,151,410
VILLAGE COMMONS S.C                         2,192,331         8,774,158           384,702          2,192,331         9,158,860
WEST PALM BEACH                               550,896         2,298,964           463,847            550,896         2,762,811
THE SHOPS AT WEST MELBOURNE                 2,200,000         8,829,541            88,597          2,200,000         8,918,138
JONESBORO RD. &I-285                          468,118         1,872,473            53,114            468,118         1,925,587
AUGUSTA                                     1,482,564         5,928,122            98,790          1,482,564         6,026,912
MACON                                         262,700         1,487,860         1,562,098            349,326         2,963,332
SAVANNAH                                    2,052,270         8,232,978           369,989          2,052,270         8,602,967
SAVANNAH                                      652,255         2,616,522           216,787            652,255         2,833,309
CLIVE                                         500,525         2,002,101                --            500,525         2,002,101
SOUTHDALE SHOPPING CENTER                   1,720,330         6,916,294           776,528          1,720,330         7,692,821
DES MOINES                                    500,525         2,559,019            37,079            500,525         2,596,098
DUBUQUE                                            --         2,152,476                --                 --         2,152,476
WATERLOO                                      500,525         2,002,101                --            500,525         2,002,101
ADDISON                                            --           753,343         1,164,548                 --         1,917,891
ALTON, BELTLINE HWY                           329,532         1,987,981            59,934            329,532         2,047,915
AURORA, N. LAKE                             2,059,908         9,531,721                --          2,059,908         9,531,721
KRC ARLINGTON HEIGHT                        1,983,517         9,178,272                --          1,983,517         9,178,272
ADDISON, IL                                 2,837,548        13,128,480            18,000          2,837,548        13,146,480
BLOOMINGTON                                   805,521         2,222,353         3,992,756            805,521         6,215,109
BELLEVILLE, WESTFIELD PLAZA                        --         5,372,253                --                 --         5,372,253
BRADLEY                                       500,422         2,001,687                --            500,422         2,001,687
KRC BRIDGEVIEW                                     --                --           491,565                 --           491,565
CALUMET CITY                                1,479,217         8,815,760            21,730          1,479,217         8,837,490
CHICAGO, S. PULASKI RD                      1,611,612         8,252,282            24,437          1,614,319         8,274,012
COUNTRYSIDE                                        --         4,770,671            35,625                 --         4,806,296
CARBONDALE                                         --           500,000                --                 --           500,000
CHICAGO                                     2,577,473         3,716,745            79,335          2,577,473         3,796,080
CHICAGO                                            --         2,687,046            48,916                 --         2,735,962
JOLIET                                             --                --           127,463                 --           127,463
CHAMPAIGN, NEIL ST                            230,519         1,285,460            49,327            230,519         1,334,787
ELSTON                                      1,010,375         5,692,211                --          1,010,375         5,692,211
S. CICERO                                          --         1,541,560           149,203                 --         1,690,763
CRYSTAL LAKE, NW HWY                          179,964         1,025,811           120,240            180,269         1,145,746
KRC PETERSON AVE                            2,215,960        10,253,981                --          2,215,960        10,253,981
BUTTERFIELD SQUARE                          1,601,960         6,637,926           214,847          1,601,960         6,852,773
DOWNERS PARK PLAZA                          2,510,455        10,164,494           181,550          2,510,455        10,346,044
DOWNER GROVE                                  811,778         4,322,956         1,664,058            811,778         5,987,014
ELGIN                                         842,555         2,108,674         1,523,492            842,555         3,632,166
ELGIN, AIRPORT RD                           2,728,647        12,624,998                --          2,728,647        12,624,998
FOREST PARK                                        --         2,335,884                --                 --         2,335,884
FAIRVIEW HTS, BELLVILLE RD                         --        11,866,880           114,973                 --        11,981,853
GENEVA                                        500,422        12,917,712            14,927            500,422        12,932,639
MATTERSON                                     950,515         6,292,319            21,585            950,515         6,313,904
MT. PROSPECT                                1,017,345         6,572,176         1,217,808          1,017,345         7,789,984
MUNDELIEN, S. LAKE                          1,127,720         5,826,129             1,914          1,129,634         5,826,129
NORRIDGE                                           --         2,918,315                --                 --         2,918,315
NAPERVILLE                                    669,483         4,464,998                --            669,483         4,464,998
NILES                                              --         2,217,231           134,809                 --         2,352,040
OTTAWA                                        137,775           784,269           361,788            137,775         1,146,057
ORLAND SQUARE                               1,601,960         6,425,253                --          1,601,960         6,425,253
ORLAND PARK, S. HARLEM                        476,972         2,764,775           890,354            476,972         3,655,129
OAK LAWN                                    1,530,111         8,776,631           100,280          1,530,111         8,876,911
OAKBROOK TERRACE                            1,527,188         8,679,108            18,000          1,527,188         8,697,108
PEORIA                                             --         5,081,290         1,315,822                 --         6,397,112
PLAZA AT ROCKFORD, IL                              --            83,158                --                 --            83,158
EAST WOODFIELD SQUARE                       1,601,960         6,466,646                --          1,601,960         6,466,646
SPRINGFIELD, MACARTHUR                             --           131,091                --                 --           131,091
SKOKIE                                                        2,276,360         9,488,382         2,628,440          9,136,302
KRC STREAMWOOD                                181,962         1,057,740           181,885            181,962         1,239,625

                                                                              TOTAL COST,                               DATE OF
                                                           ACCUMULATED    NET OF ACCUMULATED                         CONSTRUCTION(C)
    PROPERTIES                                TOTAL        DEPRECIATION      DEPRECIATION     ENCUMBRANCES            ACQUISITION(A)
    ----------                                -----        ------------      ------------     ------------            --------------
TUTTLE BEE SARASOTA                          2,761,858      1,464,492         1,297,366                --                 1970(C)
SOUTH EAST SARASOTA                          9,493,274      2,129,707         7,363,567                --                 1989(A)
SANFORD                                     14,689,279      4,109,599        10,579,680                --                 1989(A)
STUART                                      10,911,277      1,646,840         9,264,437                --                 1994(A)
SOUTH MIAMI                                  8,831,716      1,084,286         7,747,430                --                 1995(A)
TAMPA, FLORIDA                               5,715,939             --         5,715,939                                   2001(C)
TALLAHASSEE                                 18,278,514             --        18,278,514                --                 2000(C)
TAMPA                                       14,971,410      1,443,163        13,528,247                --                 1997(A)
VILLAGE COMMONS S.C                         11,351,191        679,371        10,671,820                --                 1998(A)
WEST PALM BEACH                              3,313,707        378,303         2,935,404                --                 1995(A)
THE SHOPS AT WEST MELBOURNE                 11,118,138        872,624        10,245,514                --                 1998(A)
JONESBORO RD. &I-285                         2,393,705        732,483         1,661,222                --                 1988(A)
AUGUSTA                                      7,509,476        923,211         6,586,265                --                 1995(A)
MACON                                        3,312,658      1,303,952         2,008,706                --                 1969(C)
SAVANNAH                                    10,655,237      1,809,385         8,845,852                --                 1993(A)
SAVANNAH                                     3,485,564        434,568         3,050,995                --                 1995(A)
CLIVE                                        2,502,626        303,738         2,198,888                --                 1996(A)
SOUTHDALE SHOPPING CENTER                    9,413,151        506,794         8,906,357         5,175,144                 1999(A)
DES MOINES                                   3,096,623        375,339         2,721,284                --                 1996(A)
DUBUQUE                                      2,152,476        229,982         1,922,494                --                 1997(A)
WATERLOO                                     2,502,626        303,738         2,198,888                --                 1996(A)
ADDISON                                      1,917,891      1,170,455           747,436                --                 1968(C)
ALTON, BELTLINE HWY                          2,377,447        547,441         1,830,007                --                 1998(A)
AURORA, N. LAKE                             11,591,629        833,808        10,757,821         6,894,038                 1998(A)
KRC ARLINGTON HEIGHT                        11,161,789        802,885        10,358,904                --                 1998(A)
ADDISON, IL                                 15,984,028      1,148,493        14,835,535                --                 1998(A)
BLOOMINGTON                                  7,020,630      3,078,253         3,942,376                --                 1972(C)
BELLEVILLE, WESTFIELD PLAZA                  5,372,253        470,513         4,901,740                --                 1998(A)
BRADLEY                                      2,502,109        340,380         2,161,729                --                 1996(A)
KRC BRIDGEVIEW                                 491,565         20,647           470,918                --                 1998(A)
CALUMET CITY                                10,316,707        875,161         9,441,546        15,607,757                 1997(A)
CHICAGO, S. PULASKI RD                       9,888,331        718,352         9,169,979        11,526,931                 1998(A)
COUNTRYSIDE                                  4,806,296        478,240         4,328,056                --                 1997(A)
CARBONDALE                                     500,000         38,461           461,539                --                 1997(A)
CHICAGO                                      6,373,553        382,741         5,990,812         9,446,770                 1997(A)
CHICAGO                                      2,735,962        285,808         2,450,154                --                 1997(A)
JOLIET                                         127,463          2,717           124,746                --                 1997(A)
CHAMPAIGN, NEIL ST                           1,565,306         95,185         1,470,121                --                 1998(A)
ELSTON                                       6,702,586        498,353         6,204,233                --                 1997(A)
S. CICERO                                    1,690,763        182,762         1,508,001                --                 1997(A)
CRYSTAL LAKE, NW HWY                         1,326,015         91,722         1,234,293                --                 1998(A)
KRC PETERSON AVE                            12,469,941        897,000        11,572,941         7,818,848                 1998(A)
BUTTERFIELD SQUARE                           8,454,733        662,970         7,791,763                                   1998(A)
DOWNERS PARK PLAZA                          12,856,499        762,678        12,093,821                --                 1999(A)
DOWNER GROVE                                 6,798,792        495,871         6,302,921                --                 1997(A)
ELGIN                                        4,474,721      1,810,425         2,664,296                --                 1972(C)
ELGIN, AIRPORT RD                           15,353,645      1,104,443        14,249,202                --                 1998(A)
FOREST PARK                                  2,335,884        254,333         2,081,551                --                 1997(A)
FAIRVIEW HTS, BELLVILLE RD                  11,981,853      1,043,232        10,938,621                --                 1998(A)
GENEVA                                      13,433,061      1,258,024        12,175,037         9,715,214                 1996(A)
MATTERSON                                    7,264,419        606,197         6,658,222                --                 1997(A)
MT. PROSPECT                                 8,807,329        673,977         8,133,352                --                 1997(A)
MUNDELIEN, S. LAKE                           6,955,763        509,188         6,446,575                --                 1998(A)
NORRIDGE                                     2,918,315        312,023         2,606,292                --                 1997(A)
NAPERVILLE                                   5,134,481        427,117         4,707,364                --                 1997(A)
NILES                                        2,352,040        256,729         2,095,311                --                 1997(A)
OTTAWA                                       1,283,832        932,346           351,485                --                 1970(C)
ORLAND SQUARE                                8,027,213        653,910         7,373,302                                   1998(A)
ORLAND PARK, S. HARLEM                       4,132,101        230,272         3,901,828                --                 1998(A)
OAK LAWN                                    10,407,022        886,648         9,520,374        14,893,511                 1997(A)
OAKBROOK TERRACE                            10,224,296        884,852         9,339,444                --                 1997(A)
PEORIA                                       6,397,112        576,488         5,820,623                --                 1997(A)
PLAZA AT ROCKFORD, IL                           83,158          7,108            76,050                --                 1998(A)
EAST WOODFIELD SQUARE                        8,068,606        655,503         7,413,103                                   1998(A)
SPRINGFIELD, MACARTHUR                         131,091         11,153           119,938                --                 1998(A)
SKOKIE                                      11,764,742        173,653        11,591,089         8,898,649                 1997(A)
KRC STREAMWOOD                               1,421,587         86,472         1,335,115                --                 1998(A)


                                                    INITIAL COST
                                                            BUILDING AND        SUBSEQUENT                       BUILDINGS AND
          PROPERTIES                          LAND           IMPROVEMENT     TO ACQUISITION         LAND          IMPROVEMENTS
          ----------                          ----           -----------     --------------         ----          ------------
WOODGROVE FESTIVAL                          5,049,149        20,822,993         1,346,380          5,049,149        22,169,373
WAUKEGAN, BELVIDERE                           203,427         1,161,847            37,012            203,772         1,198,514
PLAZA EAST                                  1,236,149         4,944,597         2,236,960          1,236,149         7,181,557
PLAZA WEST                                    808,435         3,210,187           624,109            808,435         3,834,296
FELBRAM                                        72,971           302,579           399,948             72,971           702,527
GREENWOOD                                     423,371         1,883,421         1,436,442            423,371         3,319,863
GRIFFITH                                           --         2,495,820           (19,188)                --         2,476,632
INDIANAPOLIS                                  447,600         3,607,193         2,228,534            447,600         5,835,727
LAFAYETTE                                     230,402         1,305,943           144,709            230,402         1,450,652
LAFAYETTE                                     812,810         3,252,269           953,535            812,810         4,205,804
KIMCO LAFAYETTE MARKET PLACE                4,184,000        16,752,165            10,374          4,184,000        16,762,538
MERRILLVILLE                                       --         1,965,694            74,450                 --         2,040,144
KRC MISHAWAKA 895                             378,088         1,999,079               642            378,730         1,999,079
SOUTH BEND, S. HIGH ST                        183,463         1,070,401           196,858            183,463         1,267,259
OVERLAND PARK, MELCALF                      1,183,911         6,335,308           132,624          1,185,906         6,465,937
ROELAND PARK                                       --         5,120,323         1,581,377            296,000         6,405,700
SHAWNEE, KANSAS                                    --           405,770                --                 --           405,770
BELLEVUE                                      405,217         1,743,573           101,153            405,217         1,844,726
LEXINGTON                                   1,675,031         6,848,209         4,967,755          1,675,031        11,815,964
PADUCAH MALL, KY                                   --         1,047,281          (123,196)                --           924,085
BATON ROUGE                                 3,813,873        15,260,609           946,517          3,813,873        16,207,127
KIMCO HOUMA 274, LLC                        1,980,000         7,945,784                --          1,980,000         7,945,784
LAFAYETTE                                   2,115,000         8,508,218         8,564,491          3,678,274        15,509,435
GREAT BARRINGTON                              642,170         2,547,830         6,890,727            751,124         9,329,603
LEOMINSTER                                  3,732,508         6,754,092        34,923,627          4,933,640        40,476,587
SHREWSBURY SHOPPING CENTER                  1,284,168         5,284,853         2,978,664          1,284,168         8,263,517
GAITHERSBURG                                  244,890         6,787,534           121,951            244,890         6,909,485
GLEN BURNIE                                        --         1,000,000                --                 --         1,000,000
HAGERSTOWN                                    541,389         2,165,555           993,343            541,389         3,158,898
LAUREL                                        349,562         1,398,250           837,200            349,562         2,235,450
LAUREL                                        274,580         1,100,968            (3,820)           274,580         1,097,148
LARGO/LANDOVER                                982,266        27,223,105                --            982,266        27,223,105
WHITE MARSH, COSTCO                         3,517,018        14,049,542            23,351          3,517,018        14,072,893
BANGOR, ME                                    403,833         1,622,331                --            403,833         1,622,331
CLAWSON                                     1,624,771         6,578,142         2,329,743          1,624,771         8,907,885
WHITE LAKE                                  2,300,050         9,249,607         1,294,424          2,300,050        10,544,031
FARMINGTON                                  1,098,426         4,525,723         1,972,156          1,098,426         6,497,879
FLINT                                         984,338         8,053,218           264,830            984,338         8,329,963
LIVONIA                                       178,785           925,818           551,365            178,785         1,477,183
MUSKEGON                                      391,500           958,500           752,926            391,500         1,711,426
TAYLOR                                      1,451,397         5,806,263           155,950          1,451,397         5,962,213
WALKER                                      3,682,478        14,730,060         1,727,101          3,682,478        16,457,161
BRIDGETON                                          --         2,196,834                --                 --         2,196,834
CREVE COEUR, WOODCREST/OLIVE                1,044,598         5,475,623           588,262          1,046,371         6,062,112
CRYSTAL CITY, MI                                   --           234,378                --                 --           234,378
CAPE GIRARDEAU                                     --         2,242,469                --                 --         2,242,469
HAZELWOOD, MO                                      --                --           324,258                 --           324,258
INDEPENDENCE, NOLAND DR                     1,728,367         8,951,101            47,757          1,731,300         8,995,925
NORTH POINT SHOPPING CENTER                 1,935,380         7,800,746           112,922          1,935,380         7,913,668
KRIKWOOD                                           --         9,704,005           303,458                 --        10,007,463
KANSAS CITY, STATE AVE                      1,692,301         8,763,689            27,872          1,695,173         8,788,689
KANSAS CITY                                   574,777         2,971,191           221,335            574,777         3,192,526
LEMAY                                         125,879           503,510           187,384            125,879           690,894
GRAVOIS                                     1,032,416         4,455,514         1,194,660          1,032,416         5,650,174
SPRINGFIELD                                 2,745,595        10,985,778         3,936,995          2,904,022        14,764,346
KRC ST. CHARLES                                    --           550,204            16,033                 --           566,237
ST. LOUIS, CHRISTY BLVD                       809,087         4,430,514           883,593            809,087         5,314,107
OVERLAND                                           --         4,928,677           161,877                 --         5,090,554
ST. LOUIS                                          --         5,756,736           226,173                 --         5,982,909
ST. LOUIS                                          --         2,766,644            21,618                 --         2,788,262
ST. PETERS                                  1,182,194         7,423,459            79,378          1,182,194         7,502,837
MAPLEWOOD                                     604,803         4,619,578           161,796            604,803         4,781,374
SPRINGFIELD,GLENSTONE AVE                          --           608,793         1,589,269                 --         2,198,062
ST. CHARLES-UNDERDEVELOPED LAND, MO           431,960                --           733,855            431,960           733,855
KANSAS CITY                                   775,025         5,046,021                --            775,025         5,046,021
CHARLOTTE                                     919,251         3,570,981         1,036,008            919,251         4,606,989
CHARLOTTE                                   1,783,400         7,139,131           158,118          1,783,400         7,297,249

                                                                              TOTAL COST,                               DATE OF
                                                           ACCUMULATED    NET OF ACCUMULATED                         CONSTRUCTION(C)
    PROPERTIES                                TOTAL        DEPRECIATION      DEPRECIATION     ENCUMBRANCES            ACQUISITION(A)
    ----------                                -----        ------------      ------------     ------------            --------------
WOODGROVE FESTIVAL                          27,218,522      1,879,586        25,338,936                --                 1998(A)
WAUKEGAN, BELVIDERE                          1,402,286         85,275         1,317,011                --                 1998(A)
PLAZA EAST                                   8,417,706        942,349         7,475,357                --                 1995(A)
PLAZA WEST                                   4,642,731        478,913         4,163,818                --                 1995(A)
FELBRAM                                        775,498        458,713           316,784                --                 1970(C)
GREENWOOD                                    3,743,234      1,634,026         2,109,207                --                 1970(C)
GRIFFITH                                     2,476,632        254,505         2,222,127                --                 1997(A)
INDIANAPOLIS                                 6,283,327      3,277,351         3,005,976                --                 1986(A)
LAFAYETTE                                    1,681,054      1,049,581           631,473                --                 1971(C)
LAFAYETTE                                    5,018,614        481,019         4,537,596                --                 1997(A)
KIMCO LAFAYETTE MARKET PLACE                20,946,538      1,502,017        19,444,521                --                 1998(A)
MERRILLVILLE                                 2,040,144        223,398         1,816,746                --                 1997(A)
KRC MISHAWAKA 895                            2,377,809        174,235         2,203,574                --                 1998(A)
SOUTH BEND, S. HIGH ST                       1,450,722         85,091         1,365,630                --                 1998(A)
OVERLAND PARK, MELCALF                       7,651,843        514,169         7,137,674                --                 1998(A)
ROELAND PARK                                 6,701,700        636,811         6,064,889                --                 1997(A)
SHAWNEE, KANSAS                                405,770         34,159           371,611                --                 1997(A)
BELLEVUE                                     2,249,943      1,551,603           698,340                --                 1976(A)
LEXINGTON                                   13,490,995      2,269,417        11,221,578                --                 1993(A)
PADUCAH MALL, KY                               924,085         96,341           827,744                --                 1998(A)
BATON ROUGE                                 20,020,999      1,616,713        18,404,286                --                 1997(A)
KIMCO HOUMA 274, LLC                         9,925,784        441,256         9,484,528                --                 1999(A)
LAFAYETTE                                   19,187,709      1,359,455        17,828,254                --                 1997(A)
GREAT BARRINGTON                            10,080,727      1,055,859         9,024,868                --                 1994(A)
LEOMINSTER                                  45,410,227     12,890,320        32,519,906                --                 1975(A)
SHREWSBURY SHOPPING CENTER                   9,547,684        202,181         9,345,504                --                 2000(A)
GAITHERSBURG                                 7,154,375        353,723         6,800,652                --                 1999(A)
GLEN BURNIE                                  1,000,000         25,641           974,359                --                 2000(A)
HAGERSTOWN                                   3,700,287      1,738,957         1,961,330                --                 1973(C)
LAUREL                                       2,585,012        481,468         2,103,544                --                 1995(A)
LAUREL                                       1,371,728        808,425           563,303                --                 1972(C)
LARGO/LANDOVER                              28,205,372      1,396,057        26,809,315                --                 1999(A)
WHITE MARSH, COSTCO                         17,589,911      1,255,048        16,334,863                --                 1998(A)
BANGOR, ME                                   2,026,164             --         2,026,164                                   2001(A)
CLAWSON                                     10,532,656      1,609,444         8,923,212                --                 1993(A)
WHITE LAKE                                  12,844,081      1,376,435        11,467,646                --                 1996(A)
FARMINGTON                                   7,596,305      1,133,486         6,462,819                --                 1993(A)
FLINT                                        9,314,301      2,945,822         6,368,478                --                 2000(A)
LIVONIA                                      1,655,968        487,175         1,168,793                --                 1968(C)
MUSKEGON                                     2,102,926      1,184,646           918,280                --                 1985(A)
TAYLOR                                       7,413,610      1,220,887         6,192,723                --                 1993(A)
WALKER                                      20,139,639      3,142,454        16,997,185                --                 1993(A)
BRIDGETON                                    2,196,834        239,429         1,957,405                --                 1997(A)
CREVE COEUR, WOODCREST/OLIVE                 7,108,483        507,804         6,600,679                --                 1998(A)
CRYSTAL CITY, MI                               234,378         19,092           215,286                --                 1997(A)
CAPE GIRARDEAU                               2,242,469        232,534         2,009,935                --                 1997(A)
HAZELWOOD, MO                                  324,258         13,909           310,349                --                 1971(C)
INDEPENDENCE, NOLAND DR                     10,727,225        783,223         9,944,002                --                 1998(A)
NORTH POINT SHOPPING CENTER                  9,849,048        617,054         9,231,994         7,260,640                 1998(A)
KRIKWOOD                                    10,007,463        855,491         9,151,971                --                 1998(A)
KANSAS CITY, STATE AVE                      10,483,862        765,706         9,718,156                --                 1998(A)
KANSAS CITY                                  3,767,303        324,037         3,443,266                --                 1997(A)
LEMAY                                          816,773        471,423           345,349                --                 1974(C)
GRAVOIS                                      6,682,590      3,846,745         2,835,845                --                 1972(C)
SPRINGFIELD                                 17,668,368      2,284,677        15,383,691                --                 1994(A)
KRC ST. CHARLES                                566,237         42,323           523,913                --                 1998(A)
ST. LOUIS, CHRISTY BLVD                      6,123,194        310,139         5,813,055                --                 1998(A)
OVERLAND                                     5,090,554        557,859         4,532,695                --                 1997(A)
ST. LOUIS                                    5,982,909        653,627         5,329,283                --                 1997(A)
ST. LOUIS                                    2,788,262        294,852         2,493,410                --                 1997(A)
ST. PETERS                                   8,685,031        759,289         7,925,742                --                 1997(A)
MAPLEWOOD                                    5,386,177        463,921         4,922,256                --                 1997(A)
SPRINGFIELD,GLENSTONE AVE                    2,198,062         68,943         2,129,119                --                 1998(A)
ST. CHARLES-UNDERDEVELOPED LAND, MO          1,165,815         15,681         1,150,134                --                 1998(A)
KANSAS CITY                                  5,821,046        512,298         5,308,748                --                 1997(A)
CHARLOTTE                                    5,526,240        718,379         4,807,860                --                 1995(A)
CHARLOTTE                                    9,080,649      1,531,042         7,549,606                --                 1993(A)


                                                    INITIAL COST
                                                            BUILDING AND        SUBSEQUENT                       BUILDINGS AND
          PROPERTIES                          LAND           IMPROVEMENT     TO ACQUISITION         LAND          IMPROVEMENTS
          ----------                          ----           -----------     --------------         ----          ------------
TYVOLA RD                                          --         4,736,345         1,803,127                 --         6,539,472
CROSSROADS PLAZA                              767,864         3,098,881                --            767,864         3,098,881
KIMCO CARY 696, INC                         2,180,000         8,756,865           383,993          2,256,799         9,064,059
DURHAM                                      1,882,800         7,551,576           967,568          1,882,800         8,519,144
LANDMARK STATION S.C                        1,200,000         4,808,785                --          1,200,000         4,808,785
GASTONIA                                    2,467,696         9,870,785           687,904          2,467,696        10,558,689
RALEIGH                                     5,208,885        20,885,792         1,918,226          5,208,885        22,804,018
WAKEFIELD COMMONS II                        6,506,450                --           519,654          6,506,450           519,654
WAKEFIELD CROSSINGS                         3,413,932                --         6,678,194          3,413,932         6,678,194
WAKEFIELD COMMONS                           1,240,000         5,015,595                --          1,240,000         5,015,595
WINSTON-SALEM                                 540,667           719,655         4,961,378            540,667         5,681,033
ROCKINGHAM                                  2,660,915        10,643,660        10,027,480          2,660,915        20,671,140
BRIDEWATER NJ                               3,511,411           227,498         8,867,382          3,511,411         9,094,880
CHERRY HILL                                 2,417,583         6,364,094         1,010,248          2,417,583         7,374,342
MARLTON PIKE                                       --         4,318,534                --                 --         4,318,534
CINNAMINSON                                   652,123         2,608,491         1,366,973            652,123         3,975,464
FRANKLIN TOWNE CENTER                       4,903,113        19,608,193            41,428          4,903,113        19,649,621
HILLSBOROUGH                               14,360,727                --         8,476,256         14,360,727         8,476,256
NORTH BRUNSWICK                             3,204,978        12,819,912        12,689,178          3,204,978        25,509,090
PISCATAWAY TOWN CENTER                      3,851,839        15,410,851            47,755          3,851,839        15,458,606
RIDGEWOOD                                     450,000         2,106,566           148,300            450,000         2,254,866
WESTMONT                                      601,655         2,404,604         9,542,813            601,655        11,947,417
SYCAMORE PLAZA                              1,404,443         5,613,270            56,900          1,404,443         5,670,170
PLAZA PASEO DEL-NORTE                       4,653,197        18,633,584           224,986          4,653,197        18,858,570
JUAN TABO, ALBUQUERQUE                      1,141,200         4,566,817           147,904          1,141,200         4,714,721
BRIDGEHAMPTON                               1,811,752         3,107,232        22,166,322          1,811,752        25,273,554
CARLE PLACE                                 1,183,290         4,903,642        10,984,004          1,314,540        15,756,396
KING KULLEN PLAZA                           5,968,082        23,243,404           680,571          5,968,082        23,923,975
HAMPTON BAYS                                1,495,105         5,979,320            80,495          1,495,105         6,059,815
HENRIETTA                                   1,075,358         6,635,486            90,880          1,075,358         6,726,366
IRONDEQUOIT                                   213,617           546,101         1,004,064            213,617         1,550,165
MANHASSET VENTURE LLC                       4,567,003        19,165,808         1,607,140          4,567,003        20,772,948
MASSAPEQUA DUANE READE                        728,508         2,914,031                --            728,508         2,914,031
NANUET                                        798,932         2,361,900         1,706,722            798,932         4,068,622
PLAINVIEW                                     263,693           584,031         9,620,395            263,693        10,204,426
POUGHKEEPSIE                                  876,548         4,695,659        11,929,556            876,548        16,625,215
SYOSSET, NY                                   106,655            76,197           311,629                 --           387,826
STATEN ISLAND                               2,280,000         9,027,951         4,239,079          2,280,000        13,267,030
STATEN ISLAND                               2,940,000        11,811,964           330,805          2,940,000        12,142,769
WEST GATES                                  1,784,718         9,721,970           180,001          1,784,718         9,901,971
YONKERS                                       871,977         3,487,909                --            871,977         3,487,909
AKRON WATERLOO                                437,277         1,912,222         4,028,915            437,277         5,941,137
WEST MARKET ST                                560,255         3,909,430           168,875            560,255         4,078,305
ROMIG ROAD                                    855,713         5,472,635                --            855,713         5,472,635
AKRON, OH                                          --         2,491,079            41,511                 --         2,532,591
BARBERTON                                     505,590         1,948,135         1,501,992            505,590         3,450,127
BRUNSWICK                                     771,765         6,058,560           342,307            771,765         6,400,867
BEAVERCREEK                                   635,228         3,024,722         2,746,056            635,228         5,770,778
MEMPHIS AVE                                   696,495         4,048,722                --            696,495         4,048,722
NORTHFIELD ROAD                                    --         2,997,232                --                 --         2,997,232
CANTON HILLS                                  500,980         2,020,274         1,156,064            500,980         3,176,338
CANTON                                        792,985         1,459,031         4,325,346            792,985         5,784,377
CAMBRIDGE                                          --         1,848,195           832,182            473,060         2,207,317
MORSE RD                                      835,386         2,097,600         2,672,713            835,386         4,770,313
HAMILTON RD                                   856,178         2,195,520         3,682,249            856,178         5,877,769
OLENTANGY RIVER RD                            764,517         1,833,600         2,243,843            764,517         4,077,443
W. BROAD ST                                   982,464         3,929,856         3,101,136            982,464         7,030,992
RIDGE ROAD                                  1,285,213         4,712,358         5,463,257          1,285,213        10,175,615
GLENWAY AVE                                   530,243         3,788,189           494,613            530,243         4,282,802
SPRINGDALE                                  3,205,653        14,619,732         4,860,596          3,205,653        19,480,328
EVERHARD RD                                   633,046         3,729,612                --            633,046         3,729,612
SOUTH HIGH ST                                 602,421         2,737,004                --            602,421         2,737,004
CANTON, OH                                         --         2,708,276                --                 --         2,708,380
GLENWAY CROSSING                              699,359         3,112,047            86,996            699,359         3,199,043
HIGHLAND RIDGE PLAZA                        1,540,000         6,178,398           141,991          1,540,000         6,320,389
SHILOH SPRING RD                                   --         1,735,836         1,874,426                 --         3,610,262
OAKCREEK                                    1,245,870         4,339,637         4,047,657          1,245,870         8,387,294

                                                                              TOTAL COST,                               DATE OF
                                                           ACCUMULATED    NET OF ACCUMULATED                         CONSTRUCTION(C)
    PROPERTIES                                TOTAL        DEPRECIATION      DEPRECIATION     ENCUMBRANCES            ACQUISITION(A)
    ----------                                -----        ------------      ------------     ------------            --------------
TYVOLA RD                                    6,539,472      3,829,078         2,710,394                --                 1986(A)
CROSSROADS PLAZA                             3,866,744        118,921         3,747,824                                   2000(A)
KIMCO CARY 696, INC                         11,320,858        830,703        10,490,155                --                 1998(A)
DURHAM                                      10,401,944      1,166,759         9,235,185                --                 1996(A)
LANDMARK STATION S.C                         6,008,785        277,148         5,731,637                --                 1999(A)
GASTONIA                                    13,026,385      3,223,191         9,803,194                --                 1989(A)
RALEIGH                                     28,012,903      4,052,883        23,960,020                --                 1993(A)
WAKEFIELD COMMONS II                         7,026,104             --         7,026,104         5,900,000                 2001(C)
WAKEFIELD CROSSINGS                         10,092,126             --        10,092,126                                   2001(C)
WAKEFIELD COMMONS                            6,255,595         85,711         6,169,884                                   2001(C)
WINSTON-SALEM                                6,221,700      1,534,741         4,686,959                --                 1969(C)
ROCKINGHAM                                  23,332,055      2,907,183        20,424,872                --                 1994(A)
BRIDEWATER NJ                               12,606,291      1,085,135        11,521,157                --                 1998(C)
CHERRY HILL                                  9,791,925      3,457,052         6,334,874         4,235,000                 1985(C)
MARLTON PIKE                                 4,318,534        590,569         3,727,965                --                 1996(A)
CINNAMINSON                                  4,627,587        244,714         4,382,873                --                 1996(A)
FRANKLIN TOWNE CENTER                       24,552,734      1,762,308        22,790,426        12,396,150                 1998(A)
HILLSBOROUGH                                22,836,983             --        22,836,983                                   2001(C)
NORTH BRUNSWICK                             28,714,068      3,712,413        25,001,655                --                 1994(A)
PISCATAWAY TOWN CENTER                      19,310,445      1,385,254        17,925,191                --                 1998(A)
RIDGEWOOD                                    2,704,866        435,742         2,269,124                --                 1993(A)
WESTMONT                                    12,549,072      1,273,165        11,275,907                --                 1994(A)
SYCAMORE PLAZA                               7,074,613        505,346         6,569,267         1,753,205                 1998(A)
PLAZA PASEO DEL-NORTE                       23,511,767      1,671,350        21,840,417         7,459,704                 1998(A)
JUAN TABO, ALBUQUERQUE                       5,855,921        404,338         5,451,583                --                 1998(A)
BRIDGEHAMPTON                               27,085,306      7,302,038        19,783,269                --                 1972(C)
CARLE PLACE                                 17,070,936      1,734,426        15,336,510                --                 1993(A)
KING KULLEN PLAZA                           29,892,057      2,669,372        27,222,685                --                 1998(A)
HAMPTON BAYS                                 7,554,920      2,322,300         5,232,620                --                 1989(A)
HENRIETTA                                    7,801,724      1,727,863         6,073,860                --                 1993(A)
IRONDEQUOIT                                  1,763,782        415,972         1,347,810                --                 1993(A)
MANHASSET VENTURE LLC                       25,339,952      1,008,044        24,331,908                --                 1999(A)
MASSAPEQUA DUANE READE                       3,642,539        202,372         3,440,167         2,674,895                 1999(A)
NANUET                                       4,867,554      1,776,225         3,091,329                --                 1984(A)
PLAINVIEW                                   10,468,119      2,461,048         8,007,071                --                 1969(C)
POUGHKEEPSIE                                17,501,763      3,957,178        13,544,585                --                 1972(C)
SYOSSET, NY                                    387,826         66,660           321,166                --                 1990(C)
STATEN ISLAND                               15,547,030      4,325,127        11,221,903                --                 1989(A)
STATEN ISLAND                               15,082,769      1,223,135        13,859,634         4,174,642                 1997(A)
WEST GATES                                  11,686,689      2,063,183         9,623,506                --                 1993(A)
YONKERS                                      4,359,886        571,998         3,787,888                --                 1998(A)
AKRON WATERLOO                               6,378,414      1,632,433         4,745,981                --                 1975(C)
WEST MARKET ST                               4,638,560      1,637,025         3,001,536                --                 1999(A)
ROMIG ROAD                                   6,328,348      2,088,830         4,239,518                                   1999(A)
AKRON, OH                                    2,532,591        762,685         1,769,906                --                 1999(A)
BARBERTON                                    3,955,717      1,621,239         2,334,478                --                 1972(C)
BRUNSWICK                                    7,172,632      5,044,815         2,127,817                --                 1975(C)
BEAVERCREEK                                  6,406,006      3,122,929         3,283,077                --                 1986(A)
MEMPHIS AVE                                  4,745,218      1,606,976         3,138,242                --                 1999(A)
NORTHFIELD ROAD                              2,997,232        786,966         2,210,266                --                 1999(A)
CANTON HILLS                                 3,677,318        484,580         3,192,738                --                 1993(A)
CANTON                                       6,577,362      2,604,938         3,972,423                --                 1972(C)
CAMBRIDGE                                    2,680,377      1,496,932         1,183,445                --                 1973(C)
MORSE RD                                     5,605,699      1,755,124         3,850,575                --                 1988(A)
HAMILTON RD                                  6,733,947      2,018,864         4,715,083                --                 1988(A)
OLENTANGY RIVER RD                           4,841,960      1,857,323         2,984,637                --                 1988(A)
W. BROAD ST                                  8,013,456      2,332,238         5,681,217                --                 1988(A)
RIDGE ROAD                                  11,460,828      1,532,340         9,928,488                --                 1992(A)
GLENWAY AVE                                  4,813,045      1,615,209         3,197,836                --                 1999(A)
SPRINGDALE                                  22,685,981      5,442,655        17,243,326                --                 1992(A)
EVERHARD RD                                  4,362,658      1,364,844         2,997,814                --                 1999(A)
SOUTH HIGH ST                                3,339,425      1,312,564         2,026,861                --                 1999(A)
CANTON, OH                                   2,708,380      1,068,414         1,639,967                --                 1999(A)
GLENWAY CROSSING                             3,898,402        112,822         3,785,580                                   2000(A)
HIGHLAND RIDGE PLAZA                         7,860,389        332,868         7,527,521                --                 1999(A)
SHILOH SPRING RD                             3,610,262      2,288,903         1,321,359                --                 1969(C)
OAKCREEK                                     9,633,164      3,545,582         6,087,581         4,425,000                 1984(A)


                                                    INITIAL COST
                                                            BUILDING AND        SUBSEQUENT                       BUILDINGS AND
          PROPERTIES                          LAND           IMPROVEMENT     TO ACQUISITION         LAND          IMPROVEMENTS
          ----------                          ----           -----------     --------------         ----          ------------
SALEM AVE                                     665,314           347,818         5,369,012            665,314         5,716,830
KETTERING                                   1,190,496         4,761,984           655,952          1,190,496         5,417,936
KENT, OH                                        6,254         3,028,914                --              6,254         3,028,914
KENT                                        2,261,530                --                --          2,261,530                --
LIMA                                          695,121         3,080,479           682,807            695,121         3,763,286
MENTOR                                        503,981         2,455,926           600,593            503,981         3,056,519
MIDDLEBURG HEIGHTS                            639,542         3,783,096                --            639,542         3,783,096
MENTOR ERIE CMNS                            2,234,474         9,648,000         4,420,909          2,234,474        14,068,909
MALLWOODS CENTER                            1,975,561                --         4,122,551          1,975,561         4,122,551
NORTH OLMSTED                                 626,818         3,712,045                --            626,818         3,712,045
ORANGE OHIO                                 5,407,781                --         1,992,439          5,407,781         1,992,439
SPRINGBORO PIKE                             1,854,527         2,572,518         2,554,076          1,854,527         5,126,594
SPRINGFIELD                                   842,976         3,371,904         1,473,238            842,976         4,845,142
UPPER ARLINGTON                               504,256         2,198,476         8,228,670          1,255,544         9,675,858
WHITEHALL                                     432,652           770,159           152,387            432,652           922,546
WICKLIFFE                                     610,991         2,471,965         1,269,488            610,991         3,741,453
CHARDON ROAD                                  481,167         5,947,751                --            481,167         5,947,751
WESTERVILLE                                 1,050,431         4,201,616         7,555,927          1,050,431        11,757,543
EDMOND                                        477,036         3,591,493                --            477,036         3,591,493
MIDWEST CITY                                1,435,506         7,370,459             2,424          1,437,930         7,370,459
CENNTENIAL PLAZA                            4,650,634        18,604,307           127,732          4,650,634        18,732,039
SOUTH SHIELDS, OKLAHOMA                            --           457,015                --                 --           457,015
TULSA                                         500,950         2,002,508                --            500,950         2,002,508
TULSA                                              --                --           131,399                 --           131,399
CHIPPEWA                                    2,881,525        11,526,101            25,569          2,881,525        11,551,670
CARNEGIE                                           --         3,298,908            17,747                 --         3,316,655
CENTER SQUARE                                 731,888         2,927,551                --            731,888         2,927,551
WEST MIFFLIN                                  475,815         1,903,231           700,469            475,815         2,603,700
EAST STROUDSBURG                            1,050,000         2,372,628         1,015,642          1,050,000         3,388,270
EXTON                                         176,666         4,895,360                --            176,666         4,895,360
EXTON                                         731,888         2,927,551                --            731,888         2,927,551
EASTWICK                                      889,001         2,762,888         2,386,166            889,001         5,539,713
FEASTERVILLE                                  520,521         2,082,083            29,197            520,521         2,111,280
GETTYSBURG                                     74,626           671,630           101,519             74,626           773,149
SIMPSON FERRY                                 658,346         6,908,711           289,980            658,346         7,198,691
HAMBURG                                       439,232                --         2,023,428            494,982         1,967,677
HAVERTOWN                                     731,888         2,927,551                --            731,888         2,927,551
OLMSTED                                       167,337         2,815,856           444,283            167,337         3,260,139
MIDDLETOWN                                    207,283         1,174,603           447,331            207,283         1,621,934
NORRISTOWN                                    686,134         2,664,535         3,344,245            774,084         5,920,830
NEW KENSINGTON                                521,945         2,548,322           676,040            521,945         3,224,362
PENN HILLS                                         --         1,737,289                --                 --         1,737,289
PHILADELPHIA                                  731,888         2,927,551                --            731,888         2,927,551
GALLERY, PHILADELPHIA PA                           --                --           258,931                 --           258,931
RICHBORO                                      788,761         3,155,044        11,044,884            976,439        14,012,250
SPRINGFIELD                                   919,998         4,981,589         1,458,598            919,998         6,440,187
TREXLERTOWN WELLNESS                               --         2,880,597             1,713                 --         2,591,547

                                                                              TOTAL COST,                               DATE OF
                                                           ACCUMULATED    NET OF ACCUMULATED                         CONSTRUCTION(C)
    PROPERTIES                                TOTAL        DEPRECIATION      DEPRECIATION     ENCUMBRANCES            ACQUISITION(A)
    ----------                                -----        ------------      ------------     ------------            --------------
SALEM AVE                                    6,382,144      1,737,206         4,644,938                --                 1988(A)
KETTERING                                    6,608,432      2,099,871         4,508,561                --                 1988(A)
KENT, OH                                     3,035,168        891,393         2,143,775                --                 1999(A)
KENT                                         2,261,530             --         2,261,530                --                 1995(A)
LIMA                                         4,458,407        607,987         3,850,420                --                 1995(A)
MENTOR                                       3,560,500      1,351,067         2,209,433                --                 1987(A)
MIDDLEBURG HEIGHTS                           4,422,637      1,421,470         3,001,168                --                 1999(A)
MENTOR ERIE CMNS                            16,303,383      4,030,576        12,272,807                --                 1988(A)
MALLWOODS CENTER                             6,098,111             --         6,098,111                --                 1999(C)
NORTH OLMSTED                                4,338,862      1,363,831         2,975,031                --                 1999(A)
ORANGE OHIO                                  7,400,220             --         7,400,220                                   2001(C)
SPRINGBORO PIKE                              6,981,121      2,689,574         4,291,547                --                 1985(C)
SPRINGFIELD                                  5,688,118      1,480,273         4,207,846                --                 1988(A)
UPPER ARLINGTON                             10,931,402      4,397,296         6,534,106                --                 1969(C)
WHITEHALL                                    1,355,198        808,571           546,627                --                 1967(C)
WICKLIFFE                                    4,352,444        556,925         3,795,519                --                 1995(A)
CHARDON ROAD                                 6,428,918      1,747,195         4,681,723                --                 1999(A)
WESTERVILLE                                 12,807,974      2,862,230         9,945,744                --                 1988(A)
EDMOND                                       4,068,529        357,967         3,710,562         9,694,327                 1997(A)
MIDWEST CITY                                 8,808,389        659,720         8,148,669         9,904,371                 1998(A)
CENNTENIAL PLAZA                            23,382,673      1,676,932        21,705,741        10,022,403                 1998(A)
SOUTH SHIELDS, OKLAHOMA                        457,015         38,681           418,334                --                 1997(A)
TULSA                                        2,503,458        303,984         2,199,474                --                 1996(A)
TULSA                                          131,399         11,323           120,076                --                 1997(A)
CHIPPEWA                                    14,433,195        567,022        13,866,173        12,572,346                 2000(A)
CARNEGIE                                     3,316,655        170,085         3,146,570                --                 1999(A)
CENTER SQUARE                                3,659,439        400,350         3,259,089                --                 1996(A)
WEST MIFFLIN                                 3,079,515        473,089         2,606,426                --                 1993(A)
EAST STROUDSBURG                             4,438,270      1,983,971         2,454,300                --                 1973(C)
EXTON                                        5,072,026        251,044         4,820,982                --                 1999(A)
EXTON                                        3,659,439        400,350         3,259,089                --                 1996(A)
EASTWICK                                     6,428,714        646,222         5,782,492         4,852,059                 1997(A)
FEASTERVILLE                                 2,631,801        269,180         2,362,621                --                 1996(A)
GETTYSBURG                                     847,775        623,482           224,293                --                 1986(A)
SIMPSON FERRY                                7,857,037      2,346,761         5,510,275                --                 2000(A)
HAMBURG                                      2,462,660             --         2,462,660                                   2000(C)
HAVERTOWN                                    3,659,439        400,350         3,259,089                --                 1996(A)
OLMSTED                                      3,427,476      2,293,225         1,134,251                --                 1973(C)
MIDDLETOWN                                   1,829,217      1,005,578           823,639                --                 1986(A)
NORRISTOWN                                   6,694,914      3,147,677         3,547,237                --                 1984(A)
NEW KENSINGTON                               3,746,307      2,423,491         1,322,816                --                 1986(A)
PENN HILLS                                   1,737,289      1,370,022           367,267                --                 1986(A)
PHILADELPHIA                                 3,659,439        400,350         3,259,089                --                 1996(A)
GALLERY, PHILADELPHIA PA                       258,931          3,769           255,162                --                 1996(A)
RICHBORO                                    14,988,689      4,057,008        10,931,681                --                 1986(A)
SPRINGFIELD                                  7,360,185      3,537,548         3,822,637         2,995,000                 1983(A)
TREXLERTOWN WELLNESS                         2,591,547        847,406         1,744,141         1,981,393                 1997(A)


                                                    INITIAL COST
                                                            BUILDING AND        SUBSEQUENT                       BUILDINGS AND
          PROPERTIES                          LAND           IMPROVEMENT     TO ACQUISITION         LAND          IMPROVEMENTS
          ----------                          ----           -----------     --------------         ----          ------------
UPPER ALLEN                                   445,743         1,782,972           173,253            445,743         1,956,225
UPPER DARBY                                   231,821           927,286         3,304,456            285,828         4,106,486
WEST MIFFLIN HILLS                            636,366         3,199,729         6,967,919            636,366        10,167,648
WEST MIFFLIN                                1,468,341                --                --          1,468,341                --
WHITEHALL                                          --         5,195,577             9,231                 --         5,204,808
EASTERN BLVD                                  412,016         1,876,962           190,431            412,016         2,067,393
E. PROSPECT ST                                604,826         2,755,314           265,370            604,826         3,020,684
W. MARKET ST                                  188,562         1,158,307                --            188,562         1,158,307
MARSHALL PLAZA, CRANSTON RI                 1,886,600         7,575,302           175,885          1,886,600         7,751,187
AIKEN                                         183,901         1,087,979            69,601            183,901         1,157,580
CHARLESTON                                    730,164         3,132,092         4,569,389            730,164         7,701,481
CHARLESTON                                  1,744,430         6,986,094         2,670,763          1,744,430         9,656,857
FLORENCE                                    1,465,661         6,011,013            35,458          1,465,661         6,046,471
GREENVILLE                                  2,209,812         8,850,864            91,295          2,209,812         8,942,159
NORTH CHARLESTON                              744,093         2,974,990            18,815            744,093         2,993,805
N. CHARLESTON                               2,965,748        11,895,294           165,716          2,965,748        12,061,010
MADISON                                            --         4,133,904         2,128,408                 --         6,262,312
HICKORY RIDGE COMMONS                         596,347         2,545,033             7,624            596,347         2,552,656
TROLLEY STATION                             3,303,682        13,218,740            55,985          3,303,682        13,274,725
MARKET PLACE AT RIVERGATE                   2,574,635        10,339,449           367,533          2,574,635        10,706,982
RIVERGATE, TN                               3,038,561        12,157,408           185,728          3,038,561        12,343,136
CENTER OF THE HILLS, TX                     2,923,585        11,706,145           243,710          2,923,585        11,949,855
ARLINGTON                                     500,414         2,001,656                --            500,414         2,001,656
ARLINGTON                                   3,160,203         2,285,377                --          3,160,203         2,285,377
BURLESON                                    8,600,698                --         3,459,160          8,600,698         3,459,160
BAYTOWN                                       500,422         2,431,651           186,119            500,422         2,617,770
CEDAR HILL CROSSING                         3,543,159                --        15,543,417          3,543,159        15,543,417
CORSICANA                                     989,061         3,990,595                --            989,061         3,990,595
CORPUS CHRISTI, TX                                 --           944,562         1,094,381                 --         2,038,943
DALLAS                                      1,299,632         5,168,727         4,619,859          1,299,632         9,788,586
DUNCANVILLE                                   500,414         2,001,656                --            500,414         2,001,656
FT. WORTH                                     500,414         2,426,533                --            500,414         2,426,533
GARLAND                                       210,286           845,845                --            210,286           845,845
GARLAND                                       500,414         2,001,656                --            500,414         2,001,656
HOUSTON                                       275,000           507,588           191,639            275,000           699,227
SPRING CYPRESS, TX                          2,261,557                --         2,016,410          2,261,557         2,016,410
CENTER AT BAYBROOK                          6,941,017        27,727,491             2,408          6,941,017        27,729,899
HARRIS COUNTY                               1,843,000         7,372,420           700,401          2,003,260         7,912,561
SHARPSTOWN COURT                            1,560,010         6,245,807            25,917          1,560,010         6,271,724
HOUSTON                                       500,422         2,001,687                --            500,422         2,001,687
HOUSTON                                       406,513         1,939,253            32,984            406,513         1,972,237
SHOPS AT VISTA RIDGE                        3,257,199        13,029,416            82,992          3,257,199        13,112,408
VISTA RIDGE PLAZA                           2,926,495        11,716,483            86,580          2,926,495        11,803,063
VISTA RIDGE PHASE II                        2,276,575         9,106,300                --          2,276,575         9,106,300
SOUTH PLAINES PLAZA, TX                     1,890,000         7,577,145            83,854          1,890,000         7,661,000
MESQUITE                                      520,340         2,081,356           668,592            520,340         2,749,948
MESQUITE TOWN CENTER                        3,757,324        15,061,644           331,542          3,757,324        15,393,186
N. RICHLAND HILLS                           1,000,000                --            80,837          1,065,837            15,000
FORUM AT OLYMPIA PARKWAY                    8,653,373                --        60,030,269          8,486,661        60,196,981
PLANO                                         500,414         2,830,835                --            500,414         2,830,835
WEST OAKS                                     500,422         2,001,687                --            500,422         2,001,687
OGDEN                                         213,818           855,275           527,781            213,818         1,383,056
COLONIAL HEIGHTS                              125,376         3,476,073            10,220            125,376         3,486,293
HARRISONBURG                                   69,885         1,938,239                --             69,885         1,938,239
MANASSAS                                    1,788,750         7,162,661           159,123          1,788,750         7,321,784
RICHMOND                                       82,544         2,289,288           231,381             82,544         2,520,669
RICHMOND                                      670,500         2,751,375                --            670,500         2,751,375
RACINE                                      1,403,082         5,612,330         1,517,130          1,403,082         7,129,460
CHARLES TOWN                                  602,000         3,725,871        10,429,460            602,000        14,155,331
MARTINSBURG                                   242,634         1,273,828           628,937            242,634         1,902,765
RIVERWALK PLAZA                             2,708,290        10,841,674            57,378          2,708,290        10,899,052
BALANCE OF PORTFOLIO                          205,631         4,492,127        23,910,697          3,648,579        29,397,724
                                                                                             ---------------------------------
                                                                                             $   542,274,754   $ 2,659,089,176
                                                                                             =================================

                                                                              TOTAL COST,                               DATE OF
                                                           ACCUMULATED    NET OF ACCUMULATED                         CONSTRUCTION(C)
    PROPERTIES                                TOTAL        DEPRECIATION      DEPRECIATION     ENCUMBRANCES            ACQUISITION(A)
    ----------                                -----        ------------      ------------     ------------            --------------
UPPER ALLEN                                  2,401,968      1,505,165           896,802                --                 1986(A)
UPPER DARBY                                  4,392,314        589,966         3,802,348         3,812,331                 1996(A)
WEST MIFFLIN HILLS                          10,804,014      4,499,461         6,304,553                --                 1973(C)
WEST MIFFLIN                                 1,468,341             --         1,468,341                --                 1986(A)
WHITEHALL                                    5,204,808        710,507         4,494,301                --                 1996(A)
EASTERN BLVD                                 2,479,409      1,566,157           913,252                --                 1987(A)
E. PROSPECT ST                               3,625,510      2,343,270         1,282,240                --                 1986(A)
W. MARKET ST                                 1,346,869        949,990           396,879                --                 1986(A)
MARSHALL PLAZA, CRANSTON RI                  9,637,787        748,615         8,889,172                --                 1998(A)
AIKEN                                        1,341,481        441,999           899,482                --                 1989(A)
CHARLESTON                                   8,431,645      1,994,867         6,436,778                --                 1978(C)
CHARLESTON                                  11,401,287      1,338,216        10,063,071                --                 1995(A)
FLORENCE                                     7,512,132        660,340         6,851,792                --                 1997(A)
GREENVILLE                                  11,151,971        895,389        10,256,581                --                 1997(A)
NORTH CHARLESTON                             3,737,898        108,606         3,629,292         2,182,588                 2000(A)
N. CHARLESTON                               15,026,758      1,072,111        13,954,647                --                 1997(A)
MADISON                                      6,262,312      3,494,190         2,768,122                --                 1978(C)
HICKORY RIDGE COMMONS                        3,149,004         95,900         3,053,103                --                 2000(A)
TROLLEY STATION                             16,578,407      1,101,570        15,476,837        11,197,026                 1998(A)
MARKET PLACE AT RIVERGATE                   13,281,617        913,744        12,367,873                --                 1998(A)
RIVERGATE, TN                               15,381,697      1,072,849        14,308,848                --                 1998(A)
CENTER OF THE HILLS, TX                     14,873,440      1,032,316        13,841,124                --                 1998(A)
ARLINGTON                                    2,502,070        303,668         2,198,402                --                 1996(A)
ARLINGTON                                    5,445,580        242,876         5,202,704                --                 1997(A)
BURLESON                                    12,059,858             --        12,059,858                --                 2000(C)
BAYTOWN                                      3,118,192        343,412         2,774,780                --                 1996(A)
CEDAR HILL CROSSING                         19,086,576        267,236        18,819,340                --                 1998(A)
CORSICANA                                    4,979,656        525,773         4,453,883                --                 1997(A)
CORPUS CHRISTI, TX                           2,038,943        102,259         1,936,684                --                 1997(A)
DALLAS                                      11,088,218      8,182,611         2,905,608                --                 1969(C)
DUNCANVILLE                                  2,502,070        303,668         2,198,402                --                 1996(A)
FT. WORTH                                    2,926,947        303,668         2,623,279                --                 1996(A)
GARLAND                                      1,056,131        122,621           933,510                --                 1996(A)
GARLAND                                      2,502,070        303,668         2,198,402                --                 1996(A)
HOUSTON                                        974,227        614,243           359,984                --                 1973(C)
SPRING CYPRESS, TX                           4,277,967             --         4,277,967                                   2001(C)
CENTER AT BAYBROOK                          34,670,916      2,471,708        32,199,208                --                 1998(A)
HARRIS COUNTY                                9,915,821        868,468         9,047,353                --                 1997(A)
SHARPSTOWN COURT                             7,831,734        468,258         7,363,476         5,879,069                 1999(A)
HOUSTON                                      2,502,109        303,668         2,198,441                --                 1996(A)
HOUSTON                                      2,378,750        209,995         2,168,755                --                 1997(A)
SHOPS AT VISTA RIDGE                        16,369,607      1,177,369        15,192,238         6,619,650                 1998(A)
VISTA RIDGE PLAZA                           14,729,558      1,059,944        13,669,614         5,884,133                 1998(A)
VISTA RIDGE PHASE II                        11,382,875        738,979        10,643,896         5,884,133                 1998(A)
SOUTH PLAINES PLAZA, TX                      9,551,000        732,542         8,818,457         5,790,306                 1998(A)
MESQUITE                                     3,270,288        401,382         2,868,906                --                 1995(A)
MESQUITE TOWN CENTER                        19,150,510      1,346,836        17,803,674                --                 1998(A)
N. RICHLAND HILLS                            1,080,837             --         1,080,837                --                 1997(A)
FORUM AT OLYMPIA PARKWAY                    68,683,642             --        68,683,642                --                 1999(C)
PLANO                                        3,331,249        375,430         2,955,819                --                 1996(A)
WEST OAKS                                    2,502,109        303,668         2,198,441                --                 1996(A)
OGDEN                                        1,596,874        919,798           677,076                --                 1967(C)
COLONIAL HEIGHTS                             3,611,669        178,658         3,433,012                --                 1999(A)
HARRISONBURG                                 2,008,123         99,397         1,908,726                --                 1999(A)
MANASSAS                                     9,110,534        768,265         8,342,269                --                 1997(A)
RICHMOND                                     2,603,212             --         2,603,212                --                 1999(A)
RICHMOND                                     3,421,875        281,391         3,140,484                --                 1995(A)
RACINE                                       8,532,542      2,503,376         6,029,166                --                 1988(A)
CHARLES TOWN                                14,757,331      4,893,892         9,863,439                --                 1985(A)
MARTINSBURG                                  2,145,399      1,373,139           772,260                --                 1986(A)
RIVERWALK PLAZA                             13,607,342        791,976        12,815,365         8,105,632                 1999(A)
BALANCE OF PORTFOLIO                        33,046,303      9,953,297        23,093,007                --                 VARIOUS
                                      --------------------------------------------------------------------------------
                                         3,201,363,929   $452,877,434     2,748,486,496       292,829,162
                                      ================================================================================

Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of income is calculated over the estimated useful lives of the assets as follows:

     Buildings.............15 to 39 years
     Improvements..........Terms of leases or useful lives, whichever is shorter

The aggregate cost for Federal income tax purposes was approximately $3.1 billion at December 31, 2001.

The changes in total real estate assets for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                           2001              2000              1999
                                                     --------------    --------------    --------------
Balance, beginning of period .....................   $3,111,707,470    $2,951,050,304    $3,023,901,985
  Acquisitions ...................................       61,622,301        93,347,127       306,425,242
  Improvements ...................................      134,094,630       101,030,279        81,041,623
 Transfers from (to) unconsolidated joint ventures      (38,139,367)        5,567,007      (450,227,174)
  Sales ..........................................      (60,388,331)      (39,287,247)      (10,091,372)
Adjustment for fully depreciated assets...........       (7,532,774)               --                --
                                                     --------------    --------------    --------------
Balance, end of period ...........................   $3,201,363,929    $3,111,707,470    $2,951,050,304
                                                     ==============    ==============    ==============

The changes in accumulated depreciation for the years ended December 31, 2001, 2000, and 1999 are as follows:

                                                            2001              2000              1999
                                                      -------------     -------------     -------------
Balance, beginning of period .....................     $391,945,913      $323,737,853      $255,949,923
Charged to accumulated depreciation ..............        3,445,687         4,474,484        13,194,587
  Depreciation for year ..........................       69,901,342        68,590,773        65,164,326
 Transfers from (to) unconsolidated joint ventures       (1,810,541)           42,580        (9,678,518)
  Sales ..........................................       (3,072,193)       (4,899,777)         (892,465)
Adjustment for fully depreciated assets ..........       (7,532,774)               --                --
                                                      -------------     -------------     -------------
Balance, end of period ...........................     $452,877,434      $391,945,913      $323,737,853
                                                      =============     =============     =============