Form 10-Q
period 2002-03-31
KIMCO REALTY CORP
filed 2002-05-10
CIK 879101

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------


Commission file number     1-10899
                       --------------------------------------------------------



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


                3333 New Hyde Park Road, New Hyde Park, NY 11042
-------------------------------------------------------------------------------
              (Address of principal executive offices - zip code)

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

              104,404,725 shares outstanding as of April 30, 2002.


                                     1 of 24

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Financial Statements -
      Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001.

      Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2002 and 2001.

      Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2002 and 2001.

      Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001.

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

Results of Operations

         Revenues from rental property decreased $5.6 million or 4.6% to $116.0 million for the three months ended March 31, 2002, as compared with $121.6 million for the corresponding quarter ended March 31, 2001. This net decrease resulted primarily from the combined effect of (i) an overall decrease in shopping center portfolio occupancy to 86.6% at March 31, 2002 as compared to 92.5% at March 31, 2001 due primarily to the bankruptcy filing of Kmart Corporation ("Kmart") and Ames Department Stores, Inc. ("Ames") and subsequent rejection of leases resulting in a decrease of revenues of approximately $5.6 million as compared to the quarter ended March 31, 2001 and (ii) sales of certain shopping center properties throughout 2001 and the three months ended March 31, 2002, resulting in a decrease of revenues of approximately $3.2 million for the three months ended March 31, 2002 as compared to the corresponding three month period in 2001, offset by (iii) acquisitions throughout calendar year 2001 (three operating properties) providing incremental revenues of $0.8 million and (iv) the completion of certain development and redevelopment projects, tenant buyouts and new leasing within the portfolio providing incremental revenues of approximately $2.4 million as compared to the corresponding quarter ended March 31, 2001.

         Rental property expenses, including depreciation and amortization, decreased $1.6 million or 2.1% to $72.6 million for the three months ended March 31, 2002, as compared to $74.2 million for the corresponding quarter ended March 31, 2001. The rental property expense component of real estate taxes increased approximately $1.7 million for the three months ended March 31, 2002, as compared with the corresponding three month period in the preceding year. This increase relates primarily to the payment of real estate taxes by the Company on certain Kmart anchored locations where Kmart previously paid the real estate taxes directly to the taxing authorities. The rental property expense component of operating and maintenance decreased approximately $3.0 million for the three months ended March 31, 2002, as compared with the corresponding three month period in the preceding year primarily due to decreased snow removal costs. Interest expense decreased $0.9 million for the quarter ended March 31, 2002, as compared with the corresponding quarter in the preceding year. This decrease is primarily due to reduced interest costs on the Company's floating-rate revolving credit facility and remarketed reset notes during the quarter ended March 31, 2002, as compared to the corresponding quarter in the preceding year.

         The Company has a non-controlling limited partnership interest in Kimco Income REIT ("KIR"), a limited partnership established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages. Equity in income of KIR increased $0.7 million to $3.6 million for the three months ended March 31, 2002, as compared with $2.9 million for the corresponding period in 2001. This increase is primarily due to the Company's increased capital investment in KIR. The additional capital investments received by KIR from the Company and its other institutional partners were used to purchase additional shopping center properties throughout calendar year 2001 and during the three months ended March 31, 2002.

         Equity in income of other real estate joint ventures, net increased $5.5 million to $7.0 million for the quarter ended March 31, 2002, as compared to $1.5 million for the quarter ended March 31, 2001. This increase is primarily attributable to the Montgomery Ward asset designation rights transaction and the RioCan joint venture described below.

         During March 2001, the Company, through a taxable REIT subsidiary, formed a real estate joint venture (the "Ward Venture") in which the Company has a 50% interest, for purposes of acquiring asset designation rights for substantially all of the real estate property interests of the bankrupt estate of Montgomery Ward LLC and its affiliates. These asset designation rights have provided the Ward Venture the ability to direct the ultimate disposition of the 315 fee and leasehold interests held by the bankrupt estate, of which 283 transactions have been completed to date. During the three months ended March 31, 2002, the Ward Venture completed transactions on 12 properties, and the Company has recognized net profits of approximately $2.5 million after provision for income taxes. The pre-tax profits from the Ward Venture of approximately $4.2 million are included in the Condensed Consolidated Statement of Income in the caption Equity in income of other real estate joint ventures, net.

         During October 2001, the Company formed a joint venture (the "RioCan Venture") with RioCan Real Estate Investment Trust ("RioCan", Canada's largest publicly traded REIT measured by gross leasable area ("GLA")), in which the Company has a 50% interest, to acquire retail properties and development projects in Canada. The acquisitions and development projects are sourced and managed by RioCan and are subject to review and approval by a joint oversight committee consisting of RioCan management and the Company's management personnel. As of March 31, 2002, the RioCan Venture consists of nine shopping center properties with GLA of approximately 2.0 million. For the quarter ended March 31, 2002, the Company recognized income of approximately $0.9 million which is included in the Condensed Consolidated Statement of Income in the caption Equity in income of other real estate joint ventures, net.

         Interest, dividends and other investment income increased approximately $3.1 million during the quarter ended March 31, 2002, as compared to the same period in 2001. This increase is primarily due to higher realized gains on the sale of certain marketable equity and debt securities and increased interest income related to certain real estate lending activities during the quarter ended March 31, 2002.

         Other income, net increased $3.1 million for the three months ended March 31, 2002, as compared to the same period in 2001. This increase is primarily due to pre-tax profits recognized by the Company in connection with the Company's participation in a joint venture established for the purpose of providing inventory liquidation services to a regional retailer in bankruptcy.

         Effective January 1, 2001, the Company elected taxable REIT subsidiary status for its wholly-owned development subsidiary ("KDI"). KDI is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion. During the three months ended March 31, 2002, KDI sold its recently completed project in Miamisburg, OH and three out-parcels, in separate transactions, for approximately $13.1 million, which resulted in net gains of approximately $2.6 million after provision for income taxes of approximately $1.7 million.

         During the three months ended March 31, 2001, KDI sold its project in Chandler, AZ for approximately $32.5 million, which resulted in a net gain of approximately $3.5 million after provision for income taxes of approximately $1.9 million.

         Net income for the three months ended March 31, 2002 was $60.9 million as compared to $56.1 million for the three months ended March 31, 2001, representing an increase of $4.8 million. On a diluted per share basis, net income improved $0.02 for the three month period ended March 31, 2002 as compared to the corresponding quarter in the previous year. This improved performance reflects the combined effect of profits from the Ward Venture and increased contributions from the investments in KIR, the RioCan Venture and other financing investments offset by the impact of tenant bankruptcies and subsequent rejection of leases.

Tenant Concentration

         The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base. At March 31, 2002, the Company's five largest tenants include Kmart Corporation, Kohl's, The Home Depot, TJX Companies and Wal-Mart, which represented approximately 8.8%, 3.2%, 2.6%, 2.0% and 1.7%, respectively, of the Company's annualized base rental revenues.

         On January 22, 2002, Kmart Corporation ("Kmart") filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As of the filing date, Kmart occupied 69 locations (excluding the KIR portfolio which includes six Kmart locations), representing 12.6% of the Company's annualized base rental revenues and 13.3% of the Company's total shopping center GLA. On February 1, 2002, Kmart rejected its leases at 15 locations. These 15 locations represent approximately $16.3 million of annualized base rental revenues comprising approximately 1.6 million square feet of GLA. The average rent per square foot for these locations was approximately $10.43. As of March 31, 2002, Kmart represented 8.8% of annualized base rents and 11.2% of leased GLA. The Company is actively marketing these locations to prospective tenants, however, no assurances can be provided that these locations will be leased in the near term or at comparable rents previously paid by Kmart. The Company generally will have the right to file claims in connection with these rejected leases for lost rent equal to three years of rental obligations as well as other amounts related to obligations under the leases. Actual amounts to be received in satisfaction of these claims will be subject to Kmart's final plan of reorganization and the availability of funds to pay creditors such as the Company.

         On March 8, 2002, Kmart announced it would be closing an additional 284 locations of which 17 of these locations are leased from the Company. The Company had previously encumbered seven of these properties with individual non-recourse mortgage loans. The annualized base rental revenues from these 17 locations is approximately $15.1 million. The annualized interest expense for the seven encumbered properties is approximately $5.6 million. As of March 31, 2002, the Company has not been notified directly by Kmart as to the timing of these store closings or whether the leases will be assigned or rejected. Until such time as the leases are rejected in accordance with the bankruptcy proceedings, Kmart remains obligated for payments of rent and operating expenses at these locations and all other remaining locations.

Liquidity and Capital Resources

         It is management's intention that the Company continually have access to the capital resources necessary to expand and develop its business. As such, the Company intends to operate with and maintain a conservative capital structure with a level of debt to total market capitalization of 50% or less. As of March 31, 2002, the Company's level of debt to total market capitalization was 27%. In addition, the Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings. As of March 31, 2002, the Company had a debt service coverage ratio of 4.0 times and a fixed charge coverage ratio of 3.4 times. The Company may, from time to time, seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage financings and other debt and equity alternatives in a manner consistent with its intention to operate with a conservative debt structure.

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

         The Company has a $250.0 million unsecured revolving credit facility, which is scheduled to expire in August 2003. This credit facility has made available funds to both finance the purchase of properties and meet any short-term working capital requirements. As of March 31, 2002, there were no borrowings outstanding under this credit facility.

         The Company also has a $200.0 million medium-term notes ("MTN") program pursuant to which it may, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company's debt maturities.

         In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties. As of March 31, 2002, the Company had over 380 unencumbered property interests in its portfolio.

         During May 2001, the company filed a shelf registration statement on Form S-3 for up to $750.0 million of debt securities, preferred stock, depositary shares, common stock and common stock warrants. As of March 31, 2002, the Company had $625.7 million available for issuance under this shelf registration statement.

         In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows which are expected to increase due to increased investment in properties and other real estate related opportunities, growth in operating income from the existing portfolio and from other sources. Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise, and such other factors as the Board of Directors considers appropriate.

         The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, availability under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flows from operations increased to $78.0 million for the quarter ended March 31, 2002, as compared to $73.2 million for the corresponding period ended March 31, 2001.

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

New Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets ("FASB No. 142"). This statement addresses financial accounting and reporting for intangible assets acquired, goodwill and other intangible assets after their acquisition. This statement requires that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. In addition, FASB No. 142 requires disclosures about the carrying amount of and changes in goodwill from period to period. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of this statement. The provisions are effective for fiscal years beginning after December 15, 2001. The impact of adopting this statement did not have a material impact on the Company's financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FASB No. 144"), which supercedes SFAS No. 121. FASB No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. FASB No. 144 retains the requirements of SFAS No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. FASB No. 144 is effective for fiscal years beginning after December 15, 2001. The impact of adopting this statement did not have a material impact on the Company's financial position or results of operations.

Forward-looking Statements

         This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company's control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity or debt financing on favorable terms, (iv) changes in governmental laws and regulations, (v) the level and volatility of interest rates, (vi) the availability of suitable acquisition opportunities and (vii) increases in operating costs. Accordingly, there is no assurance that the Company's expectations will be realized.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         As of March 31, 2002, the Company had approximately $227.3 million of floating-rate debt outstanding. The interest rate risk on $210.0 million of such debt has been mitigated through the use of interest rate swap agreements (the "Swaps") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-party to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions. The Company believes the interest rate risk represented by the remaining $17.3 million of floating-rate debt is not material to the Company or its overall capitalization.

         As of March 31, 2002, the Company had Canadian investments in marketable securities in the amount of CAD $26.3 million (approximately USD $16.9 million) and in real estate in the amount of CAD $53.3 million (approximately USD $33.2 million). The foreign currency exchange risk has been mitigated through the use of foreign currency forward contracts in the amount of CAD $79.6 million (the "Forward Contracts") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-party to the Forward Contracts. The Company believes it mitigates its credit risk by entering into the Forward Contracts with major financial institutions.

         The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 2002, the Company had no other material exposure to market risk.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share information)


                                                                                                 March 31,         December 31,
                                                                                                    2002               2001
                                                                                                -----------        ------------
Assets:
  Operating real estate, net of accumulated depreciation
    of $470,684 and $452,878, respectively ..............................................       $ 2,540,932        $ 2,543,956
  Real estate under development .........................................................           214,887            204,530
  Investment and advances in KIR ........................................................           169,469            170,641
  Investments and advances in other real estate joint ventures ..........................           122,111             98,527
  Mortgages and other financing receivables .............................................           112,151             53,611
  Investments in retail store leases ....................................................             9,519              9,885
  Cash and cash equivalents .............................................................            26,466             93,847
  Marketable securities .................................................................            86,382             82,997
  Accounts and notes receivable .........................................................            52,102             48,074
  Other assets ..........................................................................            78,924             78,711
                                                                                                -----------        -----------
                                                                                                $ 3,412,943        $ 3,384,779
                                                                                                ===========        ===========

Liabilities:
  Notes payable .........................................................................       $ 1,035,250        $ 1,035,250
  Mortgages payable .....................................................................           302,330            292,829
  Other liabilities, including minority interests in partnerships .......................           180,042            166,616

                                                                                                -----------        -----------
                                                                                                  1,517,622          1,494,695
                                                                                                -----------        -----------

Stockholders' Equity:
  Preferred stock, $1.00 par value, authorized 5,000,000 shares
  Class A Preferred Stock, $1.00 par value, authorized 345,000 shares
      Issued and outstanding 300,000 shares .............................................               300                300
      Aggregate liquidation preference $75,000
  Class B Preferred Stock, $1.00 par value, authorized 230,000 shares
      Issued and outstanding 200,000 shares .............................................               200                200
      Aggregate liquidation preference $50,000
  Class C Preferred Stock, $1.00 par value, authorized 460,000 shares
      Issued and outstanding 400,000 shares .............................................               400                400
      Aggregate liquidation preference $100,000
  Class D Convertible Preferred Stock, $1.00 par value, authorized 700,000 shares
      Issued and outstanding 0 and 92,390 shares, respectively ..........................                 -                 92
      Aggregate liquidation preference $0 and $23,098, respectively
  Common stock, $.01 par value, authorized 200,000,000 shares
      Issued and outstanding 104,361,920 and 103,352,570 shares, respectively ...........             1,044              1,034
  Paid-in capital .......................................................................         1,980,043          1,976,442
  Cumulative distributions in excess of net income ......................................           (91,115)           (93,131)

                                                                                                -----------        -----------
                                                                                                  1,890,872          1,885,337
Accumulated other comprehensive income ..................................................             7,045              7,310
Notes receivable from officer stockholders ..............................................            (2,596)            (2,563)
                                                                                                -----------        -----------
                                                                                                  1,895,321          1,890,084
                                                                                                -----------        -----------
                                                                                                $ 3,412,943        $ 3,384,779
                                                                                                ===========        ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months ended March 31, 2002 and 2001
                      (in thousands, except per share data)


                                                                                       2002                 2001
                                                                                    ---------            ---------
Revenues from rental property ...........................................           $ 115,991            $ 121,601
                                                                                    ---------            ---------
Rental property expenses:
  Rent ..................................................................               3,505                3,456
  Real estate taxes .....................................................              16,101               14,375
  Interest ..............................................................              21,845               22,775
  Operating and maintenance .............................................              12,332               15,376
  Depreciation and amortization .........................................              18,846               18,210
                                                                                    ---------            ---------
                                                                                       72,629               74,192
                                                                                    ---------            ---------
       Income from rental property ......................................              43,362               47,409
Income from investment in retail store leases ...........................                 309                  972
                                                                                    ---------            ---------
                                                                                       43,671               48,381

Equity in income of KIR .................................................               3,598                2,913
Equity in income of other real estate joint ventures, net ...............               7,025                1,457
Minority interests in income of partnerships, net .......................                (208)                (441)
Management and other fee income .........................................               3,346                2,165
Interest, dividends and other investment income .........................               8,193                5,125
Other Income, net .......................................................               3,871                  789
General and administrative expenses .....................................              (7,532)              (7,791)
                                                                                    ---------            ---------
       Income before gain on sale of development
         properties and income taxes ....................................              61,964               52,598

Gain on sale of development properties ..................................               4,280                5,392
                                                                                    ---------            ---------

       Income before income taxes .......................................              66,244               57,990

Provision for income taxes ..............................................              (5,350)              (1,937)
                                                                                    ---------            ---------

        Net income ......................................................              60,894               56,053

Preferred stock dividends ...............................................              (4,609)              (6,569)
                                                                                    ---------            ---------

        Net income applicable to common shares ..........................           $  56,285            $  49,484
                                                                                    =========            =========

Net income per common share:
      Basic .............................................................           $    0.54            $    0.52
                                                                                    =========            =========
      Diluted ...........................................................           $    0.53            $    0.51
                                                                                    =========            =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               For the Three Months ended March 31, 2002 and 2001
                                 (in thousands)



                                                                              2002            2001
                                                                           --------        --------
Net Income .........................................................       $ 60,894        $ 56,053
                                                                           --------        --------

Other comprehensive income:
     Unrealized gain (loss) on marketable securities ...............         (1,744)          2,054
     Unrealized gain (loss) on interest rate swaps .................          1,248          (3,176)
     Unrealized loss on foreign currency forward contracts .........            (58)              -
     Unrealized gain on warrants ...................................            289               -

                                                                           --------        --------
          Other comprehensive income ...............................           (265)         (1,122)
                                                                           --------        --------

Comprehensive income ...............................................       $ 60,629        $ 54,931
                                                                           ========        ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

               KIMCO REALTY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Months ended March 31, 2002 and 2001
                            (in thousands)


                                                                                        2002             2001
                                                                                      --------         --------
Cash flow provided by operations .............................................        $ 77,953         $ 73,182
                                                                                      --------         --------

Cash flow from investing activities:
     Acquisition of and improvements to operating real estate ................         (14,783)          (9,674)
     Acquisition of and improvements to real estate under development ........         (18,124)         (34,257)
     Investment in marketable securities .....................................         (23,494)          (4,250)
     Proceeds from sale of marketable securities .............................          22,963            9,761
     Reimbursement of advances to joint ventures .............................           1,382                -
     Investments and advances to real estate joint ventures ..................         (21,804)         (29,459)
     Redemption of minority interests in real estate partnerships ............               -           (1,600)
     Investments and advances to affiliated companies ........................               -             (100)
     Investment in mortgage loans receivable .................................         (65,313)               -
     Collection of mortgage loans receivable .................................           6,473                -
     Proceeds from sale of operating properties ..............................               -            2,910
     Proceeds from sale of development properties ............................          13,138           35,300

                                                                                      --------         --------

           Net cash flow used for investing activities .......................         (99,562)         (31,369)

                                                                                      --------         --------
Cash flow from financing activities:
    Principal payments on debt, excluding normal
       amortization of rental property debt ..................................               -           (4,587)
    Principal payments on rental property debt ...............................          (1,699)          (1,401)
    Proceeds from mortgage financing .........................................          11,200                -
    Borrowings under revolving credit facility ...............................               -           10,000
    Dividends paid ...........................................................         (58,798)         (52,023)
    Proceeds from issuance of stock ..........................................           3,525           12,464

                                                                                      --------         --------

            Net cash flow used for financing activities ......................         (45,772)         (35,547)

                                                                                      --------         --------

            Change in cash and cash equivalents ..............................         (67,381)           6,266
Cash and cash equivalents, beginning of period ...............................          93,847           19,097
                                                                                      --------         --------
Cash and cash equivalents, end of period .....................................          26,466           25,363
                                                                                      ========         ========

Interest paid during the period ..............................................        $ 11,906         $ 13,009
                                                                                      ========         ========


Supplemental schedule of noncash investing/financing activity:
    Investment in real estate joint venture by issuance of stock .............        $      -         $    820
                                                                                      ========         ========

    Notes received upon exercise of stock options ............................        $    528         $      -
                                                                                      ========         ========

    Declaration of dividends paid in succeeding period .......................        $ 57,425         $ 50,856
                                                                                      ========         ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------

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

         Certain 2001 amounts have been reclassified to conform to the 2002 financial statement presentation.

Income Taxes -

         The Company and its qualified REIT subsidiaries file a consolidated federal income tax return. The Company has made an election to qualify, and believes it is operating so as to qualify, as a Real Estate Investment Trust (a "REIT") for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code. However, in connection with the Tax Relief Extension Act of 1999, which became effective January 1, 2001, the Company is now permitted to participate in certain activities which it was previously precluded from in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries under the Code. As such, the Company will be subject to federal and state income taxes on the income from these activities. During the three months ended March 31, 2002, the Company's provision for federal and state income taxes was approximately $5.4 million relating to activities conducted in its taxable REIT subsidiaries.

Earnings Per Share -

         On October 24, 2001, the Company's Board of Directors declared a three-for-two split (the "Stock Split") of the Company's common stock which was effected in the form of a stock dividend paid on December 21, 2001 to stockholders of record on December 10, 2001. All share and per share data included in the accompanying Condensed Consolidated Financial Statements and Notes thereto have been adjusted to reflect this Stock Split.

         The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):


                                                                      Three Months Ended
                                                              March 31, 2002     March 31, 2001
                                                              --------------     --------------
Computation of Basic Earnings Per Share:

Net income applicable to common shares ..................        $ 56,285           $ 49,484

Weighted average common shares outstanding ..............         104,299             94,959

Basic Earnings Per Share ................................        $   0.54           $   0.52
                                                                 ========           ========

Computation of Diluted Earnings Per Share:

Net income applicable to common shares ..................        $ 56,285           $ 49,484
Dividends on Class D Convertible Preferred
   Stock ................................................               -              1,960
                                                                 --------           --------
Net income for diluted earnings per share ...............        $ 56,285           $ 51,444
                                                                 --------           --------

Weighted average common shares outstanding
- Basic..................................................         104,299             94,959

Effect of dilutive securities:
     Stock options ......................................           1,071              1,038
     Assumed conversion of Class D Preferred
        Stock to common stock ...........................              16              3,897
                                                                 --------           --------
Shares for diluted earnings per share ...................         105,386             99,894
                                                                 --------           --------

Diluted Earnings Per Share ..............................        $   0.53           $   0.51
                                                                 ========           ========


New Accounting Pronouncements -

         In July 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets ("FASB No. 142"). This statement addresses financial accounting and reporting for intangible assets acquired, goodwill and other intangible assets after their acquisition. This statement requires that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. In addition, FASB No. 142 requires disclosures about the carrying amount of and changes in goodwill from period to period. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of this statement. The provisions are effective for fiscal years beginning after December 15, 2001. The adoption of FASB No. 142 did not have a material impact on the Company's financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FASB No. 144"), which supercedes SFAS No. 121. FASB No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. FASB No. 144 retains the requirements of SFAS No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. FASB No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of FASB No. 144 did not have a material impact on the Company's financial position or results of operations.

2. Property Acquisitions / Other Investments

Property Acquisitions -

         Effective January 1, 2001, the Company elected taxable REIT subsidiary status for its wholly-owned development subsidiary ("KDI"). During the three months ended March 31, 2002, KDI acquired two land parcels, in separate transactions, for the ground-up development of shopping centers and subsequent sale thereof upon completion for an aggregate purchase price of approximately $6.3 million.

Other Investments -

         During March 2001, the Company, through a taxable REIT subsidiary, formed a joint venture (the "Ward Venture") in which the Company has a 50% interest, for purposes of acquiring asset designation rights for substantially all of the real estate property interests of the bankrupt estate of Montgomery Ward LLC and its affiliates. These asset designation rights have provided the Ward Venture the ability to direct the ultimate disposition of the 315 fee and leasehold interests held by the bankrupt estate, of which 283 transactions have been completed to date. The asset designation rights expire in June 2002 for the leasehold positions and December 2004 for the fee owned locations. During the marketing period, the Ward Venture will be responsible for all carrying costs associated with the properties until the site is designated to a user.

         During the three months ended March 31, 2002, the Ward Venture completed transactions on 12 properties, and the Company has recognized net profits of approximately $2.5 million after provision for income taxes. The pre-tax profits from the Ward Venture of approximately $4.2 million are included in the Condensed Consolidated Statement of Income in the caption Equity in income of other real estate joint ventures, net.

         During October 2001, the Company formed a joint venture (the "RioCan Venture") with RioCan Real Estate Investment Trust ("RioCan", Canada's largest publicly traded REIT measured by gross leasable area ("GLA")), in which the Company has a 50% interest, to acquire retail properties and development projects in Canada. The acquisitions and development projects are to be sourced and managed by RioCan and are subject to review and approval by a joint oversight committee consisting of RioCan management and the Company's management personnel. During the three months ended March 31, 2002, the RioCan Venture acquired five shopping center properties, in separate transactions, for an aggregate purchase price of approximately $138.6 million Canadian dollars ("CAD") (approximately USD $86.6 million) including the assumption of approximately CAD $91.9 million (approximately USD $57.6 million) in mortgage debt encumbering four of the properties.

         During March 2002, the Company provided an aggregate $65.0 million in mortgage financings, in separate transactions, to two regional retailers. These loans are collateralized with first mortgage liens on real estate owned by the retailers.

3.       Property Dispositions

         During the three months ended March 31, 2002, KDI sold its recently completed project in Miamisburg, OH and three out-parcels, in separate transactions, for approximately $13.1 million, which resulted in net gains of approximately $2.6 million after provision for income taxes of approximately $1.7 million.

4. Investment and Advances in KIR

         During 1998, the Company formed Kimco Income REIT ("KIR"), a limited partnership established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages. The Company holds a non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting. The Company's equity in income of KIR for the three months ended March 31, 2002 and 2001, was approximately $3.6 million and $2.9 million, respectively.

         In addition, KIR entered into a master management agreement with the Company, whereby, the Company will perform services for fees relating to the management, operation, supervision and maintenance of the joint venture properties. For the three months ended March 31, 2002 and 2001, the Company earned management fees of approximately $1.0 million and $0.8 million, respectively.

5. Investment in Retail Store Leases

         Income from the investment in retail store leases for the three months ended March 31, 2002 and 2001 represents sublease revenues of approximately $3.7 million and $4.5 million, respectively, less related expenses of $3.0 million and $3.1 million, respectively, and amounts, which in management's estimation, reasonably provide for the recovery of the investment over a period representing the expected remaining term of the retail store leases.

6. Financial Instruments - Derivatives and Hedging

         The Company is exposed to the effect of changes in interest rates, foreign currency exchange rate fluctuations and market value fluctuations of equity securities. The Company limits these risks by following established risk management policies and procedures including the use of derivatives.

         The principal financial instruments currently used by the Company are interest rate swaps, foreign currency exchange forward contracts and warrant contracts. The Company, from time to time, hedges the future cash flows of its floating-rate debt instruments to reduce exposure to interest rate risk principally through interest rate swaps with major financial institutions. The Company has interest-rate swap agreements on its $110.0 million floating-rate medium-term note and on its $100.0 million floating-rate remarketed reset notes, which have been designated and qualified as cash flow hedges. The Company has determined that these swap agreements are highly effective in offsetting future variable interest cash flows related to the Company's debt portfolio. For the three months ended March 31, 2002, the change in the fair value of the interest rate swaps was a gain of approximately $1.2 million which was recorded in Other Comprehensive Income ("OCI"), a component of stockholders' equity, with a corresponding liability reduction for the same amount.

         During 2001, the Company entered into a foreign currency forward contract on its Canadian investment in marketable securities in the amount of approximately CAD $26.3 million (approximately USD $16.9 million). The Company has designated this foreign currency forward contract as a fair value hedge. The Company expects this forward contract to be highly effective in limiting its exposure to the variability in the fair value of its Canadian investment as it relates to changes in the exchange rate. The gain or loss on this forward contract will be recognized currently in earnings and the gain or loss on the Canadian investment attributable to changes in the exchange rate will be recognized currently in earnings and shall adjust the carrying amount of the hedged investment.

         During 2001, the Company acquired warrants to purchase the common stock of a Canadian REIT. The Company has designated the warrants as a cash flow hedge of the variability in expected future cash outflows upon purchasing the common stock. The Company has determined the hedged cash outflow is probable and expected to occur prior to the expiration date of the warrants. The Company has determined that the warrants are fully effective. For the three months ended March 31, 2002, the change in fair value of the warrants was a gain of approximately $0.3 million which was recorded in OCI with a corresponding asset for the same amount.

         As of March 31, 2002, the Company had foreign currency forward contracts on its Canadian investments in real estate for an aggregate amount of approximately CAD $53.3 million (approximately USD $33.2 million). The Company has designated these foreign currency forward contracts as hedges of the foreign currency exposure of its net investment in Canadian real estate operations. The Company believes that these forward contracts are highly effective in reducing the exposure to fluctuations in the exchange rate. The gains and losses on these net investment hedges are recorded in OCI with a corresponding asset or liability for the same amount. Similarly, the foreign currency translation gains and losses on these Canadian investments attributable to changes in the exchange rate will also be recorded in OCI.

         The following table summarized the notional values and fair values of the Company's derivative financial instruments as of March 31, 2002:


                                                                                         Fair Value
          Hedge Type                 Notional Value            Rate       Maturity     (in millions)
          ----------                 --------------            ----       --------     -------------
Interest rate swaps -               $210.0 million            2.35%-        8/02           ($2.6)
cash flow                                                     6.615%

Foreign currency                   CAD $26.3 million          1.561         9/02            $0.4
forward - fair value

Warrants - cash flow              2,500,000 shares of          CAD          9/06            $2.7
                                      common stock            $11.02

Foreign currency                   CAD $53.3 million         1.6020-        1/05-          ($0.1)
forwards - net                                               1.6090         2/05
investment


         As of March 31, 2002, these derivative instruments were reported at their fair value as other liabilities of $2.7 million and other assets of $3.1 million. During the next 12 months, the Company expects to reclassify to earnings as expense approximately $2.2 million of the current balance in accumulated OCI primarily related to the fair value of the interest rate swaps.

7. Tenant Concentration

         On January 22, 2002, Kmart Corporation ("Kmart") filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As of the filing date, Kmart occupied 69 locations (excluding the KIR portfolio which includes six Kmart locations), representing 12.6% of the Company's annualized base rental revenues and 13.3% of the Company's total shopping center GLA. On February 1, 2002, Kmart rejected its leases at 15 locations. These 15 locations represent approximately $16.3 million of annualized base rental revenues comprising approximately 1.6 million square feet of GLA. The average rent per square foot for these locations was approximately $10.43. As of March 31, 2002, Kmart represented 8.8% of annualized base rents and 11.2% of leased GLA. The Company is actively marketing these locations to prospective tenants, however, no assurances can be provided that these locations will be leased in the near term or at comparable rents previously paid by Kmart. The Company generally will have the right to file claims in connection with these rejected leases for lost rent equal to three years of rental obligations as well as other amounts related to obligations under the leases. Actual amounts to be received in satisfaction of these claims will be subject to Kmart's final plan of reorganization and the availability of funds to pay creditors such as the Company.

         On March 8, 2002, Kmart announced it would be closing an additional 284 locations of which 17 of these locations are leased from the Company. The Company had previously encumbered seven of these properties with individual non-recourse mortgage loans. The annualized base rental revenues from these 17 locations is approximately $15.1 million. The annualized interest expense for the seven encumbered properties is approximately $5.6 million. As of March 31, 2002, the Company has not been notified directly by Kmart as to the timing of these store closings or whether the leases will be assigned or rejected. Until such time as the leases are rejected in accordance with the bankruptcy proceedings, Kmart remains obligated for payments of rent and operating expenses at these locations and all other remaining locations.

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



                                    KIMCO REALTY CORPORATION


May 10, 2002                        /s/  Milton Cooper
------------------------            -----------------------------------------
(Date)                              Milton Cooper
                                    Chairman of the Board





May 10, 2002                        /s/  Michael V. Pappagallo
------------------------            ------------------------------------------
(Date)                              Michael V. Pappagallo
                                    Chief Financial Officer