Form 10-Q
period 2002-06-30
KIMCO REALTY CORP
filed 2002-08-13
CIK 879101

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________


Commission file number     1-10899
                       ---------------------------------------------------------


                            Kimco Realty Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Maryland                                     13-2744380
------------------------------------        ------------------------------------
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

               104,541,505 shares outstanding as of July 31, 2002


                                     1 of 28

                                     PART I

                              FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Financial Statements -

     Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001.

     Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2002 and 2001.

     Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2002 and 2001.

     Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001.

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

Results of Operations

         Revenues from rental property decreased $2.2 million or 1.9% to $115.5 million for the three months ended June 30, 2002, as compared with $117.7 million for the corresponding quarter ended June 30, 2001. Similarly, revenues from rental property decreased $7.9 million or 3.3% to $231.3 million for the six months ended June 30, 2002, as compared with $239.2 million for the corresponding six month period ended June 30, 2001. These net decreases resulted primarily from the combined effect of (i) an overall decrease in shopping center portfolio occupancy to 85% at June 30, 2002 as compared to 92% at June 30, 2001 due primarily to the bankruptcy filing of Kmart Corporation ("Kmart") and Ames Department Stores, Inc. ("Ames") and subsequent rejection of leases resulting in a decrease of revenues of approximately $6.7 million and $12.3 million, as compared to the corresponding three and six month periods in 2001, respectively, and (ii) sales of certain shopping center properties throughout 2001 and the six months ended June 30, 2002, resulting in a decrease of revenues of approximately $1.9 million and $5.1 million for the three and six months ended June 30, 2002, respectively, as compared to the corresponding three and six month periods in 2001, offset by (iii) the acquisition of four operating properties during 2002 and throughout calendar year 2001 (three operating properties) providing incremental revenues of $1.3 million and $2.1 million for the three and six month periods ended June 30, 2002, respectively, and (iv) the completion of certain development and redevelopment projects, tenant buyouts and new leasing within the portfolio providing incremental revenues of approximately $5.1 million and $7.4 million as compared to the corresponding three and six months ended June 30, 2001, respectively.

         Rental property expenses, including depreciation and amortization, increased approximately $4.1 million or 5.8% to $73.8 million for the three months ended June 30, 2002, as compared with $69.7 million for the corresponding quarter ended June 30, 2001. Rental property expenses, including depreciation and amortization, increased $2.5 million or 1.7% to $146.3 million for the six months ended June 30, 2002, as compared with $143.8 million for the corresponding period in the preceding year. The rental property expense component of real estate taxes increased approximately $2.8 million and $4.5 million for the three and six months ended June 30, 2002, respectively, as compared with the corresponding three and six month periods in the preceding year. These increases relate primarily to the payment of real estate taxes by the Company on certain Kmart anchored locations where Kmart previously paid the real estate taxes directly to the taxing authorities. The rental property expense component of operating and maintenance increased approximately $1.1 million for the three months ended June 30, 2002 as compared to the corresponding period in 2001. This increase is primarily due to property acquisitions offset by property dispositions during 2002 and 2001, renovations within the portfolio and higher professional fees relating to tenant bankruptcies. Operating and maintenance decreased approximately $2.0 million for the six months ended June 30, 2002 as compared to the corresponding period in 2001. This decrease is primarily due to lower snow removal costs in 2002 offset by increased costs related to property acquisitions, renovations within the portfolio and higher professional fees relating to tenant bankruptcies.

         The Company has interests in various retail store leases relating to the anchor stores premises in neighborhood and community shopping centers. These premises have been sublet to retailers which lease the stores pursuant to net lease agreements. Income from the investment in retail store leases decreased approximately $0.6 million and $1.3 million for the three and six months ended June 30, 2002, respectively, as compared to the corresponding periods in 2001. These decreases are primarily due to the Ames bankruptcy filing and subsequent rejection of certain leases causing the occupancy to decrease to 78.7% at June 30, 2002 as compared to 91.5% at June 30, 2001 for the retail store lease portfolio.

         The Company has a non-controlling limited partnership interest in Kimco Income REIT ("KIR"), a limited partnership established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages. Equity in income of KIR increased $1.2 million to $4.2 million for the three months ended June 30, 2002, as compared with $3.0 million for the corresponding period in 2001. Similarly, equity in income of KIR increased $1.9 million to $7.8 million for the six months ended June 30, 2002, as compared with $5.9 million for the corresponding period in 2001. These increases are primarily due to the Company's increased capital investment in KIR. The additional capital investments received by KIR from the Company and its other institutional partners were used to purchase additional shopping center properties throughout calendar year 2001 and during the six months ended June 30, 2002.

         Equity in income of other real estate joint ventures, net increased $5.3 million to $7.1 million for the three months ended June 30, 2002, as compared to $1.8 million for the corresponding period in 2001. Similarly, equity in income of other real estate joint ventures, net increased $10.9 million to $14.1 million for the six months ended June 30, 2002, as compared with $3.2 million for the corresponding period in 2001. These increases are primarily attributable to (i) the Montgomery Ward asset designation rights transaction,
(ii) the RioCan joint venture investment and (iii) the KROP joint venture investment described below.

         During March 2001, the Company, through a taxable REIT subsidiary, formed a real estate joint venture (the "Ward Venture") in which the Company has a 50% interest, for purposes of acquiring asset designation rights for substantially all of the real estate property interests of the bankrupt estate of Montgomery Ward LLC and its affiliates. These asset designation rights have provided the Ward Venture the ability to direct the ultimate disposition of the 315 fee and leasehold interests held by the bankrupt estate, of which 296 transactions have been completed to date. During the six months ended June 30, 2002, the Ward Venture completed transactions on 25 properties. For the three and six months ended June 30, 2002, the Company recognized net profits of approximately $2.1 million and $4.6 million, respectively, after provision for income taxes. The pre-tax profits from the Ward Venture for the three and six months ended June 30, 2002 of approximately $3.4 million and $7.6 million, respectively, are included in the Condensed Consolidated Statements of Income in the caption Equity in income of other real estate joint ventures, net.

         During October 2001, the Company formed a joint venture (the "RioCan Venture") with RioCan Real Estate Investment Trust ("RioCan", Canada's largest publicly traded REIT measured by gross leasable area ("GLA")), in which the Company has a 50% interest, to acquire retail properties and development projects in Canada. As of June 30, 2002, the RioCan Venture consisted of 16 shopping center properties with approximately 3.6 million square feet of GLA. For the three and six months ended June 30, 2002, the Company recognized equity in income of the RioCan Venture of approximately $1.7 million and $2.6 million, respectively.

         During October 2001, the Company formed the Kimco Retail Opportunity Fund ("KROP"), a joint venture with GE Capital Real Estate ("GECRE"), in which the Company has a 20% interest. The purpose of this joint venture is to acquire established, high-growth potential retail properties in the United States. During April 2002, KROP acquired a portfolio of nine shopping center properties located in Columbia, MD for an aggregate purchase price of approximately $107.5 million, including the assumption of approximately $10.4 million in non-recourse mortgage debt encumbering one of the properties. During the quarter ended June 30, 2002, the Company recognized equity in income of KROP of approximately $0.2 million.

         Management and other fee income increased approximately $2.1 million and $3.3 million for the three and six months ended June 30, 2002, respectively, as compared to the corresponding periods in 2001. These increases are primarily due to (i) increased management fees from KIR resulting from the growth of the KIR portfolio and (ii) management and acquisition fees relating to the KROP joint venture activities during the quarter ended June 30, 2002.

         Interest, dividends and other investment income increased approximately $5.4 million and $8.5 million for the three and six month periods ended June 30, 2002, respectively, as compared to the corresponding periods in 2001. These increases are primarily due to higher realized gains on the sale of certain marketable equity and debt securities and increased interest income related to certain real estate lending activities during the six months ended June 30, 2002.

         Other income, net increased $3.1 million for the six months ended June 30, 2002, as compared to the same period in 2001. This increase is primarily due to pre-tax profits recognized by the Company in connection with the Company's participation in a joint venture established for the purpose of providing inventory liquidation services to a regional retailer in bankruptcy.

         Effective January 1, 2001, the Company has elected taxable REIT subsidiary status for its wholly-owned development subsidiary ("KDI"). KDI is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion. During the six months ended June 30, 2002, KDI sold its recently completed project in Miamisburg, OH and three out-parcels, in separate transactions, for approximately $13.1 million, which resulted in net gains of approximately $2.6 million after provision for income taxes of approximately $1.7 million.

         During the six months ended June 30, 2001, KDI sold its project in Chandler, AZ and an out-parcel, in separate transactions, for approximately $33.6 million, which resulted in net gains of approximately $3.9 million after provision for income taxes of approximately $2.3 million.

         During the six months ended June 30, 2002, the Company disposed of one operating property in Massapequa, NY for a sales price of approximately $4.1 million, including the assignment of approximately $2.7 million of mortgage debt. Gain on sale of this property was approximately $0.5 million. Cash proceeds from this disposition were used to acquire an exchange shopping center property located in Springfield, MO during May 2002. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FASB No. 144"), the operations and gain on sale of the property have been included in the caption Discontinued operations on the Condensed Consolidated Statements of Income.

         During the six months ended June 30, 2001, the Company, in separate transactions, disposed of four operating properties, including the sale of a property to KIR, comprising approximately 0.6 million square feet of GLA. Cash proceeds from three of these dispositions aggregated approximately $43.5 million, which approximated their aggregate net book value. During May 2001, the Company realized a gain of approximately $3.0 million from the sale of an operating property in Elyria, OH. Total proceeds of $5.8 million, together with an additional $7.1 million cash investment, were used to acquire an exchange shopping center property in Lakeland, FL during August 2001.

         Net income for the three and six months ended June 30, 2002 was $61.1 million and $121.9 million, respectively. Net income for the three and six months ended June 30, 2001 was $59.4 million and $115.4 million, respectively. On a diluted per share basis, after adjusting for the gain on sale of an operating property in 2001 of $3.0 million or $0.03 per diluted share and for the gain on sale of an operating property included in discontinued operations in 2002 of $0.5 million or $0.01 per diluted share, net income improved $0.01 and $0.03 for the three and six month periods ended June 30, 2002, respectively, as compared to the corresponding periods in 2001. This performance reflects the combined effect of profits from the Ward Venture and increased contributions from the investments in KIR, KROP, the RioCan Venture and other financing investments offset by the impact of tenant bankruptcies and subsequent rejection of leases.

Tenant Concentration

         The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base. At June 30, 2002, the Company's five largest tenants were Kmart Corporation, Kohl's, the Home Depot, TJX Companies and Royal Ahold, which represented approximately 5.7%, 3.3%, 3.1%, 2.6% and 1.8%, respectively, of the Company's annualized base rental revenues.

         On January 22, 2002, Kmart filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As of the filing date, Kmart occupied 69 locations (excluding the KIR portfolio which includes six Kmart locations), representing 12.6% of the Company's annualized base rental revenues and 13.3% of the Company's total shopping center GLA. As of June 30, 2002, Kmart rejected its leases at 27 locations, which represent approximately $29.5 million of annualized base rental revenues and approximately 2.8 million square feet of GLA. As of June 30, 2002, Kmart represented 5.7% of annualized base rents and 8.5% of leased GLA. The Company previously encumbered seven of these rejected locations with individual non-recourse mortgage loans representing $5.6 million in annualized interest expense.

         The Company has currently leased or is under agreement to lease 10 of these locations, has terminated one ground lease location and has received offers to purchase four of these sites. The Company is reviewing the offers received and actively marketing the remaining locations to prospective tenants, however, no assurances can be provided that these locations will be leased in the near term or at comparable rents previously paid by Kmart.

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

Liquidity and Capital Resources

         It is management's intention that the Company continually have access to the capital resources necessary to expand and develop its business. As such, the Company intends to operate with and maintain a conservative capital structure with a level of debt to total market capitalization of 50% or less. As of June 30, 2002, the Company's level of debt to total market capitalization was 28%. In addition, the Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings. As of June 30, 2002, the Company had a debt service coverage ratio of 3.9 times and a fixed charge coverage ratio of 3.3 times. The Company may, from time to time, seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage financings and other debt and equity alternatives in a manner consistent with its intention to operate with a conservative debt structure.

         Since the completion of the Company's IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $2.4 billion for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.

         The Company has a $250.0 million unsecured revolving credit facility, which is scheduled to expire in August 2003. This credit facility has made available funds to both finance the purchase of properties and meet any short-term working capital requirements. As of June 30, 2002, there was $140.0 million outstanding under this credit facility. During July 2002, the Company further enhanced its liquidity position by establishing an additional $150.0 million unsecured revolving credit facility, which is scheduled to expire in January 2003. Under the terms of this credit facility, funds may be borrowed for general corporate purposes.

         The Company has a $200.0 million medium-term notes ("MTN") program pursuant to which it may, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company's debt maturities.

         In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties. As of June 30, 2002, the Company had over 380 unencumbered property interests in its portfolio.

         During May 2001, the Company filed a shelf registration statement on Form S-3 for up to $750.0 million of debt securities, preferred stock, depositary shares, common stock and common stock warrants. As of June 30, 2002, the Company had $625.7 million available for issuance under this shelf registration statement.

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

         The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, availability under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flows from operations were $144.4 million for the six months ended June 30, 2002, as compared to $148.0 million for the corresponding period ended June 30, 2001.

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

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121. FASB No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. FASB No. 144 retains the requirements of SFAS No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. FASB No. 144 is effective for fiscal years beginning after December 15, 2001. The impact of adopting this statement did not have a material impact on the Company's financial position or results of operations.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB No. 13 and Technical Corrections ("FASB No. 145"). This statement eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. Debt extinguishments that were classified as extraordinary in prior periods presented that do not meet the criteria of APB Opinion 30 shall be reclassified. FASB No. 145 is effective for fiscal years beginning after May 15, 2002. The impact of the adoption of FASB No. 145 is not expected to have a material impact on the Company's financial position or results of operations.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

         As of June 30, 2002, the Company had approximately $367.2 million of floating-rate debt outstanding, including $140.0 million on its unsecured revolving credit facility. The interest rate risk on $210.0 million of such debt has been mitigated through the use of interest rate swap agreements (the "Swaps") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-party to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions. The Company believes the interest rate risk represented by the remaining $157.2 million of floating-rate debt is not material to the Company or its overall capitalization.

         As of June 30, 2002, the Company had Canadian investments in marketable securities in the amount of $31.2 million Canadian dollars ("CAD") (approximately USD $20.5 million) and in real estate in the amount of CAD $111.1 million (approximately USD $73.1 million). The foreign currency exchange risk has been mitigated through the use of foreign currency forward contracts in the amount of CAD $140.3 million (the "Forward Contracts") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-party to the Forward Contracts. The Company believes it mitigates its credit risk by entering into the Forward Contracts with major financial institutions.

         The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 2002, the Company had no other material exposure to market risks.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share information)

                                                                                            June 30,          December 31,
                                                                                              2002                 2001
                                                                                         ---------------     ---------------

Assets:
  Operating real estate, net of accumulated depreciation
    of $488,962 and $452,878, respectively                                               $     2,552,285     $     2,543,956
  Real estate under development                                                                  238,322             204,530
  Investment and advances in KIR                                                                 168,910             170,641
  Investments and advances in other real estate joint ventures                                   176,804              98,527
  Mortgages and other financing receivables                                                      130,017              53,611
  Investments in retail store leases                                                               9,003               9,885
  Cash and cash equivalents                                                                       27,459              93,847
  Marketable securities                                                                           87,459              82,997
  Accounts and notes receivable                                                                   56,471              48,074
  Other assets                                                                                    99,797              78,711
                                                                                         ---------------     ---------------
                                                                                         $     3,546,527     $     3,384,779
                                                                                         ===============     ===============

Liabilities:
  Notes payable                                                                          $     1,175,250     $     1,035,250
  Mortgages payable                                                                              301,807             292,829
  Other liabilities, including minority interests in partnerships                                163,991             166,616
                                                                                         ---------------     ---------------
                                                                                               1,641,048           1,494,695
                                                                                         ---------------     ---------------

Stockholders' Equity:
  Preferred stock, $1.00 par value, authorized 5,000,000 shares
  Class A Preferred Stock, $1.00 par value, authorized 345,000 shares
      Issued and outstanding 300,000 shares                                                          300                 300
      Aggregate liquidation preference $75,000
  Class B Preferred Stock, $1.00 par value, authorized 230,000 shares
      Issued and outstanding 200,000 shares                                                          200                 200
      Aggregate liquidation preference $50,000
  Class C Preferred Stock, $1.00 par value, authorized 460,000 shares
      Issued and outstanding 400,000 shares                                                          400                 400
      Aggregate liquidation preference $100,000
  Class D Convertible Preferred Stock, $1.00 par value, authorized 700,000 shares
      Issued and outstanding 0 and 92,390 shares, respectively                                      --                    92
      Aggregate liquidation preference $0 and $23,098, respectively
  Common stock, $.01 par value, authorized 200,000,000 shares
      Issued and outstanding 104,493,665 and 103,352,570 shares, respectively                      1,045               1,034
  Paid-in capital                                                                              1,982,650           1,976,442
  Cumulative distributions in excess of net income                                               (89,007)            (93,131)

                                                                                         ---------------     ---------------
                                                                                               1,895,588           1,885,337
Accumulated other comprehensive income                                                            12,422               7,310
Notes receivable from officer stockholders                                                        (2,531)             (2,563)
                                                                                         ---------------     ---------------
                                                                                               1,905,479           1,890,084
                                                                                         ---------------     ---------------
                                                                                         $     3,546,527     $     3,384,779
                                                                                         ===============     ===============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            For the Three and Six Months ended June 30, 2002 and 2001
                      (in thousands, except per share data)

                                                          Three Months Ended June 30,             Six Months Ended June 30,
                                                      -----------------------------------     -----------------------------------
                                                           2002                2001                2002                2001

Revenues from rental property                         $       115,478     $       117,735     $       231,319     $       239,205
                                                      ---------------     ---------------     ---------------     ---------------
Rental property expenses:
  Rent                                                          3,545               3,518               7,051               6,973
  Real estate taxes                                            16,844              14,040              32,890              28,376
  Interest                                                     22,461              22,551              44,250              45,269
  Operating and maintenance                                    11,785              10,713              24,116              26,087
  Depreciation and amortization                                19,138              18,910              37,965              37,102
                                                      ---------------     ---------------     ---------------     ---------------
                                                               73,773              69,732             146,272             143,807
                                                      ---------------     ---------------     ---------------     ---------------
     Income from rental property                               41,705              48,003              85,047              95,398
Income from investment in retail store leases                     208                 855                 517               1,827
                                                      ---------------     ---------------     ---------------     ---------------
                                                               41,913              48,858              85,564              97,225


Equity in income of KIR                                         4,211               3,010               7,808               5,923
Equity in income of other real estate joint
   ventures, net                                                7,107               1,766              14,133               3,223
Minority interests in income of partnerships, net                (268)               (696)               (476)             (1,138)
Management and other fee income                                 4,156               2,072               7,502               4,236
Interest, dividends and other investment income                13,189               7,767              21,382              12,892
Other income, net                                                  13                   9               3,884                 798
General and administrative expenses                            (7,660)             (6,636)            (15,192)            (14,427)
                                                      ---------------     ---------------     ---------------     ---------------
     Income from continuing operations before gain
        on sale of shopping center properties and
        income taxes                                           62,661              56,150             124,605             108,732

Gain on sale of operating property                               --                 3,040                --                 3,040
Gain on sale of development properties                           --                   824               4,280               6,216
                                                      ---------------     ---------------     ---------------     ---------------

     Income from continuing operations before
        income taxes                                           62,661              60,014             128,885             117,988

Provision for income taxes                                     (2,150)               (680)             (7,500)             (2,617)
                                                      ---------------     ---------------     ---------------     ---------------

     Income from continuing operations                         60,511              59,334             121,385             115,371


Discontinued operations:
  Income/(loss) from discontinued operations                       (2)                 18                  18                  35
  Gain on sale of operating property                              546                --                   546                --
                                                      ---------------     ---------------     ---------------     ---------------
     Income from discontinued operations                          544                  18                 564                  35
                                                      ---------------     ---------------     ---------------     ---------------

     Net income                                                61,055              59,352             121,949             115,406

Preferred stock dividends                                      (4,609)             (6,570)             (9,219)            (13,140)
                                                      ---------------     ---------------     ---------------     ---------------

     Net income applicable to common shares           $        56,446     $        52,782     $       112,730     $       102,266
                                                      ===============     ===============     ===============     ===============


     Per common share:
        Income from continuing operations
           Basic                                      $          0.54     $          0.55     $          1.07     $          1.07
                                                      ===============     ===============     ===============     ===============
           Diluted                                    $          0.53     $          0.55     $          1.06     $          1.06
                                                      ===============     ===============     ===============     ===============
        Net income
           Basic                                      $          0.54     $          0.55     $          1.08     $          1.07
                                                      ===============     ===============     ===============     ===============
           Diluted                                    $          0.54     $          0.55     $          1.07     $          1.06
                                                      ===============     ===============     ===============     ===============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME For the Three and Six Months ended June 30, 2002 and 2001
                                 (in thousands)


                                                          Three Months Ended June 30,             Six Months Ended June 30,
                                                      -----------------------------------     -----------------------------------
                                                           2002                2001                2002                2001
                                                      ---------------     ---------------     ---------------     ---------------

Net income                                            $        61,055     $        59,352     $       121,949     $       115,406
                                                      ---------------     ---------------     ---------------     ---------------
Other comprehensive income:
     Unrealized gain on marketable securities                   2,753               3,874               1,009               5,927
     Unrealized gain (loss) on interest rate swaps              1,285                (119)              2,533              (3,294)
     Unrealized gain on foreign currency forward
        contracts                                                 458                --                   400                --
     Unrealized gain on warrants                                  881                --                 1,170                --

                                                      ---------------     ---------------     ---------------     ---------------
Other comprehensive income                                      5,377               3,755               5,112               2,633
                                                      ---------------     ---------------     ---------------     ---------------


Comprehensive income                                  $        66,432     $        63,107     $       127,061     $       118,039
                                                      ===============     ===============     ===============     ===============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months ended June 30, 2002 and 2001
                                 (in thousands)

                                                                                              2002                2001
                                                                                         ---------------     ---------------

Cash flow provided by operations                                                         $       144,353     $       148,048
                                                                                         ---------------     ---------------
Cash flow from investing activities:
     Acquisition of and improvements to operating real estate                                    (44,579)            (26,645)
     Acquisition of and improvements to real estate under development                            (41,559)            (58,465)
     Investment in marketable securities                                                         (32,024)             (7,883)
     Proceeds from sale of marketable securities                                                  37,939              22,294
     Investment in KIR                                                                              --                (6,500)
     Investments and advances to real estate joint ventures                                     (100,686)            (31,374)
     Reimbursements of advances to real estate joint ventures                                      9,016              24,824
     Investment in joint ventures                                                                   --                (1,257)
     Reimbursement of advances to joint ventures                                                   1,382                --
     Investments and advances to affiliated companies                                               --                  (100)
     Redemption of minority interests in real estate partnerships                                   --                (4,925)
     Investment in mortgage loan receivables                                                     (82,102)               --
     Collection of mortgage loan receivables                                                       7,276               5,952
     Investment in leveraged lease                                                                (3,968)               --
     Proceeds from sale of operating properties                                                     --                40,966
     Proceeds from sale of development properties                                                 13,138              33,597
                                                                                         ---------------     ---------------

           Net cash flow used for investing activities                                          (236,167)             (9,516)
                                                                                         ---------------     ---------------
Cash flow from financing activities:
    Principal payments on debt, excluding normal
       amortization of rental property debt                                                         --                (4,587)
    Principal payments on rental property debt                                                    (3,032)             (2,479)
    Proceeds from mortgage financing                                                              11,200              51,230
    Borrowings under revolving credit facility                                                   140,000              10,000
    Repayment of borrowings under revolving credit facility                                         --               (55,000)
    Payment of unsecured obligation                                                              (11,300)               --
    Dividends paid                                                                              (117,676)           (104,333)
    Proceeds from issuance of stock                                                                6,234              30,833
                                                                                         ---------------     ---------------

            Net cash flow provided by/(used for) financing activities                             25,426             (74,336)
                                                                                         ---------------     ---------------

            Change in cash and cash equivalents                                                  (66,388)             64,196
Cash and cash equivalents, beginning of period                                                    93,847              19,097
                                                                                         ---------------     ---------------
Cash and cash equivalents, end of period                                                 $        27,459     $        83,293
                                                                                         ===============     ===============

Interest paid during the period                                                          $        44,116     $        44,743
                                                                                         ===============     ===============

Income taxes paid during the period                                                      $         2,890     $         3,000
                                                                                         ===============     ===============

Supplemental schedule of noncash investing/financing activities:
    Acquisition of real estate interest by assumption of mortgage debt                   $         3,477     $         5,900
                                                                                         ===============     ===============

    Disposition of real estate interest by assignment of mortgage debt                   $         2,667     $          --
                                                                                         ===============     ===============

    Proceeds held in escrow from sale of real estate interest                            $           501     $         5,800
                                                                                         ===============     ===============

    Investment in real estate joint ventures by issuance of stock
      and contribution of property                                                       $          --       $         3,420
                                                                                         ===============     ===============

    Notes received upon exercise of stock options                                        $           528     $           100
                                                                                         ===============     ===============

    Declaration of dividends paid in succeeding period                                   $        57,493     $        51,253
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

Income Taxes -

         The Company and its qualified REIT subsidiaries file a consolidated federal income tax return. The Company has made an election to qualify, and believes it is operating so as to qualify, as a Real Estate Investment Trust (a "REIT") for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code. However, in connection with the Tax Relief Extension Act of 1999, which became effective January 1, 2001, the Company is now permitted to participate in certain activities which it was previously precluded from in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries under the Code. As such, the Company will be subject to federal and state income taxes on the income from these activities. During the six months ended June 30, 2002, the Company's provision for federal and state income taxes was approximately $7.5 million relating to activities conducted in its taxable REIT subsidiaries.

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

         The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):


                                                          Three Months Ended June 30,             Six Months Ended June 30,
                                                           2002                2001                2002                2001
                                                      ---------------     ---------------     ---------------     ---------------
Computation of Basic Earnings Per Share:

  Income from continuing operations
  applicable to common shares                         $        55,902     $        52,764     $       112,166     $       102,231

  Income from discontinued operations                             544                  18                 564                  35
                                                      ---------------     ---------------     ---------------     ---------------

  Net income applicable to common shares              $        56,446     $        52,782     $       112,730     $       102,266

  Weighted average common shares
  outstanding                                                 104,413              95,687             104,356              95,325

  Basic Earnings Per Share:

    Income from continuing operations                 $          0.54     $          0.55     $          1.07     $          1.07
    Income from discontinued operations                          --                  --                  0.01                --
                                                      ---------------     ---------------     ---------------     ---------------
    Net income                                        $          0.54     $          0.55     $          1.08     $          1.07
                                                      ===============     ===============     ===============     ===============

                                                          Three Months Ended June 30,              Six Months Ended June 30,
                                                            2002               2001                2002                 2001
                                                      ---------------     ---------------     ---------------     ---------------
Computation of Diluted Earnings Per Share:

  Income from continuing operations
  applicable to common shares                         $        55,902     $        52,764     $       112,166     $       102,231

  Dividends on Class D Convertible
  Preferred Stock                                                --                 1,960                --                 3,921
                                                      ---------------     ---------------     ---------------     ---------------

  Income from continuing operations for
  diluted earnings per share                                   55,902              54,724             112,166             106,152

  Income from discontinued operations                             544                  18                 564                  35
                                                      ---------------     ---------------     ---------------     ---------------

  Net income for diluted earnings per share           $        56,446     $        54,742     $       112,730     $       106,187

  Weighted average common shares
  outstanding - Basic                                         104,413              95,687             104,356              95,325

  Effect of dilutive securities:
    Stock options                                               1,093                 910               1,073                 980
    Assumed conversion of Class D Preferred
    Stock to common stock                                        --                 3,897                   8               3,897
                                                      ---------------     ---------------     ---------------     ---------------
    Shares for diluted earnings per share                     105,506             100,494             105,437             100,202

  Diluted Earnings Per Share:
    Income from continuing operations                 $          0.53     $          0.55     $          1.06     $          1.06
    Income from discontinued operations                          0.01                --                  0.01                --
                                                      ---------------     ---------------     ---------------     ---------------
    Net income                                        $          0.54     $          0.55     $          1.07     $          1.06
                                                      ===============     ===============     ===============     ===============


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

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB No. 13 and Technical Corrections ("FASB No. 145"). This statement eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. Debt extinguishments that were classified as extraordinary in prior periods presented that do not meet the criteria of APB Opinion 30 shall be reclassified. FASB No. 145 is effective for fiscal years beginning after May 15, 2002. The impact of the adoption of FASB No. 145 is not expected to have a material impact on the Company's financial position or results of operations.

2.       Operating Properties Activities

         During April 2002, the Company acquired three operating properties located in Columbia, MD, comprising approximately 0.2 million square feet of gross leasable area ("GLA"), for an aggregate purchase price of approximately $15.4 million.

         During May 2002, the Company acquired a property located in Springfield, MO, for an aggregate purchase price of approximately $4.3 million, including the assumption of approximately $3.5 million in mortgage debt.

         During the six months ended June 30, 2002, the Company disposed of one operating property in Massapequa, NY for a sales price of approximately $4.1 million, including the assignment of approximately $2.7 million of mortgage debt. Gain on sale of this property was approximately $0.5 million. Cash proceeds from this disposition were used to acquire an exchange shopping center property located in Springfield, MO during May 2002. In accordance with FASB No. 144, the operations and gain on sale of the property have been included in the caption Discontinued Operations on the Condensed Consolidated Statements of Income.

3.       Kimco Developers, Inc. ("KDI")

         Effective January 1, 2001, the Company elected taxable REIT subsidiary status for its wholly-owned development subsidiary, KDI. During the six months ended June 30, 2002, KDI acquired four land parcels, in separate transactions, for the ground-up development of shopping centers and subsequent sale thereof upon completion for an aggregate purchase price of approximately $10.4 million.

         During the six months ended June 30, 2002, KDI sold its recently completed project in Miamisburg, OH and three out-parcels, in separate transactions, for approximately $13.1 million, which resulted in net gains of approximately $2.6 million after provision for income taxes of approximately $1.7 million.

4.       Investment and Advances in KIR

         During 1998, the Company formed Kimco Income REIT ("KIR"), a limited partnership established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages. The Company holds a non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting. The Company's equity in income of KIR for the six months ended June 30, 2002 and 2001, was approximately $7.8 million and $5.9 million, respectively.

         In addition, KIR entered into a master management agreement with the Company, whereby, the Company will perform services for fee relating to the management, operation, supervision and maintenance of the joint venture properties. For the six months ended June 30, 2002 and 2001, the Company earned management fees of approximately $2.1 million and $1.4 million, respectively.

         As of June 30, 2002 the KIR portfolio was comprised of 66 properties aggregating 12.7 million square feet of GLA located in 20 states.

5.       Investments and Advances in Other Real Estate Joint Ventures

Ward Venture -

         During March 2001, the Company, through a taxable REIT subsidiary, formed a joint venture (the "Ward Venture") in which the Company has a 50% interest, for purposes of acquiring asset designation rights for substantially all of the real estate property interests of the bankrupt estate of Montgomery Ward LLC and its affiliates. These asset designation rights have provided the Ward Venture the ability to direct the ultimate disposition of the 315 fee and leasehold interests held by the bankrupt estate, of which 296 transactions have been completed to date. The asset designation rights expired in June 2002 for the leasehold positions and will expire in December 2004 for the fee owned locations. During the marketing period, the Ward Venture is responsible for all carrying costs associated with the properties until the site is designated to a user. During the six months ended June 30, 2002, the Ward Venture completed transactions on 25 properties, and the Company has recognized net profits of approximately $4.6 million after provision for income taxes. The pre-tax profits from the Ward Venture of approximately $7.6 million are included in the Condensed Consolidated Statements of Income in the caption Equity in income of other real estate joint ventures, net.

RioCan Venture -

         During October 2001, the Company formed a joint venture (the "RioCan Venture") with RioCan Real Estate Investment Trust ("RioCan", Canada's largest publicly traded REIT measured by GLA) in which the Company has a 50% interest, to acquire retail properties and development projects in Canada. The acquisitions and development projects are to be sourced and managed by RioCan and are subject to review and approval by a joint oversight committee consisting of RioCan management and the Company's management personnel. During the six months ended June 30, 2002, the RioCan Venture acquired 12 shopping center properties, in separate transactions, for an aggregate purchase price of approximately $345.1 million Canadian dollars ("CAD") (approximately USD $218.3 million) including the assumption of approximately CAD $187.8 million (approximately USD $118.7 million) in non-recourse mortgage debt encumbering seven of the properties. During the six months ended June 30, 2002, the Company recognized equity in income of the RioCan Venture of approximately $2.6 million.

KROP Venture -

         During October 2001, the Company formed the Kimco Retail Opportunity Fund ("KROP"), a joint venture with GE Capital Real Estate ("GECRE"), in which the Company has a 20% interest. The purpose of this joint venture is to acquire established, high-growth potential retail properties in the United States. The initial funding for this venture consists of an equity pool of up to $250.0 million, provided $50.0 million by the Company and $200.0 million by GECRE. The Company will be responsible for the day-to-day management, redevelopment and leasing of the properties acquired and will be paid fees for those services. In addition, the Company will earn fees related to the acquisition and disposition of the properties by KROP. Capital contributions will only be required as suitable opportunities arise and are agreed to by the Company and GECRE.

         During April 2002, KROP acquired a portfolio of nine shopping center properties located in Columbia, MD for an aggregate purchase price of approximately $107.5 million, including the assumption of approximately $10.4 million in non-recourse mortgage debt encumbering one of the properties. During June 2002, KROP obtained floating-rate non-recourse mortgage debt totaling $73.0 million at an interest rate of Libor plus 1.80% (initially 3.64%) for a term of five years. For the quarter ended June 30, 2002, the Company recognized equity in income of KROP of approximately $0.2 million. Additionally, during the three months ended June 30, 2002, the Company earned management and acquisition fees of approximately $1.3 million.

Other -

         During the six months ended June 30, 2002, the Company acquired five former Service Merchandise locations, in separate transactions, through a joint venture in which the Company has a 42.5% interest. These properties were purchased for an aggregate purchase price of approximately $19.2 million. The joint venture has signed leases for four of these locations and is actively negotiating with other retailers to lease the remaining location.

6.       Investment in Retail Store Leases

         Income from the investment in retail store leases for the six months ended June 30, 2002 and 2001 represents sublease revenues of approximately $7.1 million and $8.7 million, respectively, less related expenses of $5.9 million and $6.2 million, respectively, and amounts, which in management's estimation, reasonably provide for the recovery of the investment over a period representing the expected remaining term of the retail store leases.

7.       Other Investments

         During the six months ended June 30, 2002, the Company provided an aggregate $81.7 million in mortgage financings, in separate transactions, to four regional retailers. These loans are collateralized with first mortgage liens on real estate owned by the retailers. The loans bear interest at rates ranging from 10.25% to 14.0% per annum and have maturities ranging from three to ten years.

         During June 2002, the Company acquired a 90% equity participant interest in an existing leveraged lease of 30 properties. The properties are leased under a long-term bond-type net lease whose primary term expires in 2016, with the lessee having certain renewal option rights. The Company's cash equity investment was approximately $4.0 million. This equity investment is reported as a net investment in leveraged lease in accordance with SFAS No. 13 (as amended). The net investment in leveraged lease reflects the original cash investment adjusted by remaining net rentals, estimated residual value, unearned and deferred income, and deferred taxes relating to the investment.

         The underlying real estate assets were encumbered at June 30, 2002 by third-party non-recourse debt of approximately $97.3 million that is scheduled to fully amortize during the primary term of the lease from a portion of the periodic net rents receivable under the net lease. As an equity participant in the leveraged lease, the Company has no general obligation for principal or interest payments on the debt, which is collateralized by a first mortgage lien on the properties and a collateral assignment of the lease. Accordingly, this debt has been offset against the related net rental receivable under the lease.

8.       Financial Instruments - Derivatives and Hedging

         The Company is exposed to the effect of changes in interest rates, foreign currency exchange rate fluctuations and market value fluctuations of equity securities. The Company limits these risks by following established risk management policies and procedures including the use of derivatives.

         The principal financial instruments currently used by the Company are interest rate swaps, foreign currency exchange forward contracts and warrant contracts. The Company, from time to time, hedges the future cash flows of its floating-rate debt instruments to reduce exposure to interest rate risk principally through interest rate swaps with major financial institutions. The Company has interest rate swap agreements on its $110.0 million floating-rate medium-term note and on its $100.0 million floating-rate remarketed reset notes, which have been designated and qualified as cash flow hedges. The Company has determined that these swap agreements are highly effective in offsetting future variable interest cash flows related to the Company's debt portfolio. For the six months ended June 30, 2002, the change in the fair value of the interest rate swaps was a gain of approximately $2.5 million which was recorded in Other Comprehensive Income ("OCI"), a component of stockholders' equity, with a corresponding liability reduction for the same amount.

         As of June 30, 2002, the Company had foreign currency forward contracts on its Canadian investment in marketable securities in the amount of approximately CAD $31.2 million (approximately USD $20.5 million). The Company has designated these foreign currency forward contracts as fair value hedges. The Company expects these forward contracts to be highly effective in limiting its exposure to the variability in the fair value of its Canadian investment as it relates to changes in the exchange rate. The gain or loss on these forward contracts will be recognized currently in earnings and the gain or loss on the Canadian investment attributable to changes in the exchange rate will be recognized currently in earnings and shall adjust the carrying amount of the hedged investment.

         During 2001, the Company acquired warrants to purchase the common stock of a Canadian REIT. The Company has designated the warrants as a cash flow hedge of the variability in expected future cash outflows upon purchasing the common stock. The Company has determined the hedged cash outflow is probable and expected to occur prior to the expiration date of the warrants. The Company has determined that the warrants are fully effective. For the six months ended June 30, 2002, the change in fair value of the warrants was a gain of approximately $1.2 million which was recorded in OCI with a corresponding asset for the same amount.

         As of June 30, 2002, the Company had foreign currency forward contracts on its Canadian investments in real estate for an aggregate amount of approximately CAD $109.1 million (approximately USD $71.8 million). The Company has designated these foreign currency forward contracts as hedges of the foreign currency exposure of its net investment in Canadian real estate operations. The Company believes that these forward contracts are highly effective in reducing the exposure to fluctuations in the exchange rate. The gains and losses on these net investment hedges are recorded in OCI with a corresponding asset or liability for the same amount. Similarly, the foreign currency translation gains and losses on these Canadian investments attributable to changes in the exchange rate will also be recorded in OCI.

         The following table summarizes the notional values and fair values of the Company's derivative financial instruments as of June 30, 2002:

                                                                                                  Fair Value
            Hedge Type                   Notional Value                Rate        Maturity     (in millions)
            ----------                   --------------                ----        --------     -------------

Interest rate swaps -                   $210.0 million                2.35% -        8/02           ($1.4)
cash flow                                                             6.615%

Foreign currency forwards - fair        CAD $31.2 million             1.5610         9/02 -         ($0.6)
value                                                                 -1.5918        5/05

Warrants - cash flow                    2,500,000 shares of           CAD            9/06            $3.6
                                        common stock                  $11.02

Foreign currency forwards - net         CAD $109.1 million            1.5422 -       9/02 -         ($2.1)
investment                                                            1.6090         6/05

         As of June 30, 2002, these derivative instruments were reported at their fair value as other liabilities of $4.1 million and other assets of $3.6 million. During the next 12 months, the Company expects to reclassify to earnings as expense approximately $1.4 million of the current balance in accumulated OCI primarily related to the fair value of the interest rate swaps.

9.       Tenant Concentration

         On January 22, 2002, Kmart Corporation ("Kmart") filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As of the filing date, Kmart occupied 69 locations (excluding the KIR portfolio which includes six Kmart locations), representing 12.6% of the Company's annualized base rental revenues and 13.3% of the Company's total shopping center GLA. As of June 30, 2002, Kmart rejected its leases at 27 locations, which represent approximately $29.5 million of annualized base rental revenues and approximately 2.8 million square feet of GLA. As of June 30, 2002, Kmart represented 5.7% of annualized base rents and 8.5% of leased GLA. The Company previously encumbered seven of these rejected locations with individual non-recourse mortgage loans representing $5.6 million in annualized interest expense.

         The Company has currently leased or is under agreement to lease 10 of these locations, has terminated one ground lease location and has received offers to purchase four of these sites. The Company is reviewing the offers received and is actively marketing the remaining locations to prospective tenants, however, no assurances can be provided that these locations will be leased in the near term or at comparable rents previously paid by Kmart.

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

10.      Pro Forma Financial Information

         As discussed in Note 2, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the six months ended June 30, 2002. The pro forma financial information set forth below is based upon the Company's historical Condensed Consolidated Statements of Income for the six months ended June 30, 2002 and 2001, adjusted to give effect to these transactions as of January 1, 2001.

         The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred as of January 1, 2001, nor does it purport to represent the results of future operations. (Amounts presented in millions, except per share figures).

                                                            Six Months Ended June 30,
                                                          2002                      2001
                                                        --------                  --------
Revenues from rental property                           $  232.0                  $  240.6
Net income                                              $  121.6                  $  115.9
Net income per common share:
              Basic                                     $   1.08                  $   1.08
                                                        ========                  ========
              Diluted                                   $   1.07                  $   1.07
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

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         In connection with the Annual Meeting of Stockholders held on May 14, 2002 (the "Meeting"), stockholders were asked to vote with respect to (I) the election of Directors to serve for the ensuing year.

         A total of 77,854,850 votes were cast regarding Proposal I as follows:

Proposal I - Election of Directors
                                     Votes            For           Against
                                     -----            ---           -------
     Nominees:
     ---------
     Martin S. Kimmel              77,854,850      75,078,071      2,776,779
     Milton Cooper                 77,854,850      75,802,101      2,052,749
     Richard G. Dooley             77,854,850      75,207,325      2,647,525
     Joe Grills                    77,854,850      75,108,525      2,746,325
     David B. Henry                77,854,850      75,935,631      1,919,219
     Michael J. Flynn              77,854,850      75,776,997      2,077,853
     Frank Lourenso                77,854,850      75,111,333      2,743,517

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

         Form 8-K -

         A current report on Form 8-K was filed on May 29, 2002 to disclose that on December 3, 2001, the Company had named the Bank of New York as its Stock Transfer Agent and Plan Administrator for its Dividend Reinvestment and Direct Stock Purchase Plan.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                  KIMCO REALTY CORPORATION




August 13, 2002                                   /s/  Milton Cooper
---------------                                   ------------------------------
(Date)                                            Milton Cooper
                                                  Chairman of the Board





August 13, 2002                                   /s/  Michael V. Pappagallo
---------------                                   ------------------------------
(Date)                                            Michael V. Pappagallo
                                                  Chief Financial Officer