Form 10-Q
period 2002-09-30
KIMCO REALTY CORP
filed 2002-11-12
CIK 879101

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

              104,563,142 shares outstanding as of October 31, 2002


                                     1 of 33

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Financial Statements -
     Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001.

     Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2002 and 2001.

     Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2002 and 2001.

     Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2002 and 2001.

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

Results of Operations

         Revenues from rental property decreased $2.2 million or 2.0% to $111.1 million for the three months ended September 30, 2002, as compared with $113.3 million for the corresponding quarter ended September 30, 2001. Similarly, revenues from rental property decreased $9.7 million or 2.8% to $340.6 million for the nine months ended September 30, 2002, as compared with $350.3 million for the corresponding nine month period ended September 30, 2001. These net decreases resulted primarily from the combined effect of (i) an overall decrease in shopping center portfolio occupancy to 85.9% at September 30, 2002 as compared to 92.0% at September 30, 2001 due primarily to the bankruptcy filing of Kmart Corporation ("Kmart") and Ames Department Stores, Inc. ("Ames") and subsequent rejection of leases resulting in a decrease of revenues of approximately $10.1 million and $21.6 million as compared to the corresponding three and nine month periods in 2001, respectively, and (ii) sales of certain shopping center properties throughout 2001 and during the nine months ended September 30, 2002, resulting in a decrease of revenues of approximately $0.1 million and $5.7 million for the three and nine months ended September 30, 2002, respectively, as compared to the corresponding three and nine month periods in 2001, offset by (iii) the acquisition of six operating properties during 2002 and three operating properties throughout calendar year 2001 providing incremental revenues of $1.7 million and $3.8 million for the three and nine month periods ended September 30, 2002, respectively, and (iv) the completion of certain development and redevelopment projects, tenant buyouts and new leasing within the portfolio providing incremental revenues of approximately $6.3 million and $13.8 million as compared to the corresponding three and nine months ended September 30, 2001, respectively.

         Rental property expenses, including depreciation and amortization, increased approximately $3.7 million or 5.5% to $71.5 million for the three months ended September 30, 2002, as compared with $67.8 million for the corresponding quarter ended September 30, 2001. Rental property expenses, including depreciation and amortization, increased $5.8 million or 2.8% to $215.8 million for the nine months ended September 30, 2002, as compared with $210.0 million for the corresponding period in the preceding year. The rental property expense component of real estate taxes increased approximately $2.0 million and $6.5 million for the three and nine months ended September 30, 2002, respectively, as compared with the corresponding three and nine month periods in the preceding year. These increases relate primarily to the payment of real estate taxes by the Company on certain Kmart anchored locations where Kmart previously paid the real estate taxes directly to the taxing authorities. The rental property expense component of operating and maintenance increased approximately $1.1 million for the three months ended September 30, 2002 as compared to the corresponding period in 2001. This increase is primarily due to property acquisitions during 2002 and 2001, renovations within the portfolio and higher professional fees relating to tenant bankruptcies. Operating and maintenance decreased approximately $1.0 million for the nine months ended September 30, 2002 as compared to the corresponding period in 2001. This decrease is primarily due to lower snow removal costs in 2002 offset by increased costs related to property acquisitions, renovations within the portfolio and higher professional fees relating to tenant bankruptcies.

         The Company has interests in various retail store leases relating to the anchor stores premises in neighborhood and community shopping centers. These premises have been sublet to retailers which lease the stores pursuant to net lease agreements. Income from the investment in retail store leases decreased approximately $0.7 million and $2.0 million for the three and nine months ended September 30, 2002, respectively, as compared to the corresponding periods in 2001. These decreases are primarily due to the Ames bankruptcy filing and subsequent rejection of certain leases causing the occupancy to decrease to 85.3% at September 30, 2002 as compared to 91.2% at September 30, 2001 for the retail store lease portfolio.

         The Company has a 43.3% non-controlling limited partnership interest in Kimco Income REIT ("KIR"), a limited partnership which the Company manages, established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages. Equity in income of KIR increased $0.6 million to $3.8 million for the three months ended September 30, 2002, as compared with $3.2 million for the corresponding period in 2001. Similarly, equity in income of KIR increased $2.5 million to $11.6 million for the nine months ended September 30, 2002, as compared with $9.1 million for the corresponding period in 2001. These increases are primarily due to the Company's increased capital investment in KIR. The additional capital investments received by KIR from the Company and its other institutional partners were used to purchase additional shopping center properties throughout calendar year 2001 and during the nine months ended September 30, 2002.

         Equity in income of other real estate joint ventures, net decreased $13.9 million to $8.9 million for the three months ended September 30, 2002, as compared to $22.8 million for the corresponding period in 2001. Similarly, equity in income of other real estate joint ventures, net decreased $3.1 million to $23.0 million for the nine months ended September 30, 2002, as compared with $26.1 million for the corresponding period in 2001. These decreases are primarily due to the decrease in income from the Montgomery Ward asset designation rights transaction, partially offset by income from the RioCan joint venture investment and the KROP joint venture investment as described below.

         During March 2001, the Company, through a taxable REIT subsidiary, formed a real estate joint venture (the "Ward Venture") in which the Company has a 50% interest, for purposes of acquiring asset designation rights for substantially all of the real estate property interests of the bankrupt estate of Montgomery Ward LLC and its affiliates. These asset designation rights have provided the Ward Venture the ability to direct the ultimate disposition of the 315 fee and leasehold interests held by the bankrupt estate, of which 302 transactions have been completed to date. During the nine months ended September 30, 2002, the Ward Venture completed transactions on 31 properties. The pre-tax profits from the Ward Venture for the three and nine months ended September 30, 2002 of approximately $3.6 million and $11.2 million, respectively, and $21.8 million for the three and nine months ended September 30, 2001, are included in the Condensed Consolidated Statements of Income in the caption Equity in income of other real estate joint ventures, net.

         During October 2001, the Company formed a joint venture (the "RioCan Venture") with RioCan Real Estate Investment Trust ("RioCan", Canada's largest publicly traded REIT measured by gross leasable area ("GLA")), in which the Company has a 50% interest, to acquire retail properties and development projects in Canada. As of September 30, 2002, the RioCan Venture consisted of 26 shopping center properties and two development projects with approximately 6.8 million square feet of GLA. For the three and nine months ended September 30, 2002, the Company recognized equity in income of the RioCan Venture of approximately $3.0 million and $5.6 million, respectively.

         During October 2001, the Company formed the Kimco Retail Opportunity Fund ("KROP"), a joint venture with GE Capital Real Estate ("GECRE") which the Company manages and has a 20% interest. The purpose of this venture is to acquire established, high-growth potential retail properties in the United States. As of September 30, 2002, KROP consisted of 13 shopping center properties with approximately 1.3 million square feet of GLA. During the three and nine months ended September 30, 2002, the Company recognized equity in income of KROP of approximately $0.3 million and $0.5 million, respectively.

         Management and other fee income increased approximately $1.4 million and $4.7 million for the three and nine months ended September 30, 2002, respectively, as compared to the corresponding periods in 2001. These increases are primarily due to (i) increased management fees from KIR resulting from the growth of the KIR portfolio and (ii) management and acquisition fees relating to the KROP joint venture activities during the nine months ended September 30, 2002.

         Interest, dividends and other investment income increased approximately $5.5 million and $13.9 million for the three and nine month periods ended September 30, 2002, respectively, as compared to the corresponding periods in 2001. These increases are primarily due to higher realized gains on the sale of certain marketable equity and debt securities and increased interest income related to certain real estate lending activities during the nine months ended September 30, 2002.

         Other income/(loss), net increased approximately $2.7 million and $5.7 million for the three and nine month periods ended September 30, 2002, respectively, as compared to the same periods in 2001. These increases are primarily due to pre-tax profits earned from the Company's participation in ventures established to provide inventory liquidation services to regional retailers in bankruptcy.

         Effective January 1, 2001, the Company has elected taxable REIT subsidiary status for its wholly-owned development subsidiary ("KDI"). KDI is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion. During the three months ended September 30, 2002, KDI sold two projects and three out-parcels, in separate transactions, for approximately $38.5 million, including the assignment of approximately $17.7 million of mortgage debt encumbering one of the properties. These sales resulted in pre-tax gains of approximately $4.9 million. Similarly, for the nine months ended September 30, 2002, KDI has sold a total of three projects and six out-parcels, in separate transactions, for approximately $51.6 million including the assignment of approximately $17.7 million of mortgage debt encumbering one of the properties, providing pre-tax gains of approximately $9.2 million.

         During the nine months ended September 30, 2001, KDI sold one of its completed projects and four out-parcels, in separate transactions, for approximately $36.9 million, which resulted in pre-tax gains of approximately $6.8 million.

         During the nine months ended September 30, 2002, the Company (i) disposed of three operating properties, in separate transactions, for an aggregate sales price of approximately $17.0 million, including the assignment of approximately $11.1 million of mortgage debt encumbering two of the properties and (ii) terminated five leasehold positions in locations where a tenant in bankruptcy had rejected its lease. These dispositions resulted in net gains of approximately $1.5 million for the nine months ended September 30, 2002. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FASB No. 144"), the operations and net gain on disposition of these properties have been included in the caption Discontinued operations on the Condensed Consolidated Statements of Income.

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

         Net income for the three and nine months ended September 30, 2002 was $60.8 million and $182.7 million, respectively. Net income for the three and nine months ended September 30, 2001 was $59.3 million and $174.7 million, respectively. For the three months ended September 30, 2002, on a diluted per share basis, after adjusting for the gain on disposition of operating properties included in discontinued operations in 2002, net income decreased $0.02 as compared with the same period in 2001. This decrease reflects the combined effect of lower income resulting from tenant bankruptcies and subsequent rejection of leases and decrease in profits from the Ward Venture, partially offset by increased contributions from the investments in KIR, KROP, the RioCan Venture, and other financing investments. For the nine months ended September 30, 2002, on a diluted per share basis, after adjusting for the gain on sale of an operating property in 2001 and for the gain on disposition of operating properties included in discontinued operations in 2002, net income increased $0.02 as compared with the same period in 2001. This improved performance reflects the combined effect of increased contributions from the investments in KIR, KROP, the RioCan Venture and other financing investments, partially offset by the impact of tenant bankruptcies and subsequent rejection of leases and the decrease in profits from the Ward Venture.

Tenant Concentration

         The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base. At September 30, 2002, the Company's five largest tenants were Kmart Corporation, The Home Depot, Kohl's, TJX Companies and Royal Ahold, which represented approximately 5.6%, 3.0%, 3.0%, 2.7% and 1.8%, respectively, of the Company's annualized base rental revenues.

         On January 22, 2002, Kmart filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As of the filing date, Kmart occupied 69 locations (excluding the KIR portfolio which includes six Kmart locations), representing 12.6% of the Company's annualized base rental revenues and 13.3% of the Company's total shopping center GLA. As of September 30, 2002, Kmart rejected its leases at 27 locations, representing approximately $29.5 million of annualized base rental revenues and approximately 2.8 million square feet of GLA. As of September 30, 2002, Kmart represented 5.6% of annualized base rents and 8.3% of leased GLA. The Company previously encumbered seven of these rejected locations with individual non-recourse mortgage loans totaling approximately $60.8 million. Annualized interest expense on these loans is approximately $5.6 million. As of July 2002, the Company has suspended debt service payments on these loans and is actively negotiating with the respective lenders. The Company continues to maintain the properties, including the payment of utilities, common area maintenance costs and insurance, as it works toward maximizing the value of the lenders collateral.

         The Company has currently leased or is under agreement to lease 11 of these rejected locations, has terminated four ground lease locations and has received offers to purchase nine of these sites. The Company is reviewing the offers received and is actively marketing the remaining locations to prospective tenants, however, no assurances can be provided that these locations will be leased in the near term or at comparable rents previously paid by Kmart.

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

Liquidity and Capital Resources

         It is management's intention that the Company continually have access to the capital resources necessary to expand and develop its business. As such, the Company intends to operate with and maintain a conservative capital structure with a level of debt to total market capitalization of 50% or less. As of September 30, 2002, the Company's level of debt to total market capitalization was 31%. In addition, the Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings. The Company may, from time to time, seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage financings and other debt and equity alternatives in a manner consistent with its intention to operate with a conservative debt structure.

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

         The Company has a $250.0 million unsecured revolving credit facility, which is scheduled to expire in August 2003. This credit facility has made available funds to both finance the purchase of properties and meet any short-term working capital requirements. During July 2002, the Company further enhanced its liquidity position by establishing an additional $150.0 million unsecured revolving credit facility, which is scheduled to expire in January 2003. Under the terms of this credit facility, funds may be borrowed for general corporate purposes. As of September 30, 2002, there was $229.0 million outstanding under these credit facilities.

         The Company has a $200.0 million medium-term notes ("MTN") program pursuant to which it may, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company's debt maturities.

         In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties. As of September 30, 2002, the Company had over 380 unencumbered property interests in its portfolio.

         During May 2001, the Company filed a shelf registration statement on Form S-3 for up to $750.0 million of debt securities, preferred stock, depositary shares, common stock and common stock warrants. As of September 30, 2002, the Company had $523.7 million available for issuance under this shelf registration statement.

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

         The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, availability under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flows from operations were $230.8 million for the nine months ended September 30, 2002, as compared to $253.7 million for the corresponding period ended September 30, 2001.

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

New Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets ("FASB No. 142"). This statement addresses financial accounting and reporting for intangible assets acquired, goodwill and other intangible assets after their acquisition. This statement requires that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. In addition, FASB No. 142 requires disclosures about the carrying amount of and changes in goodwill from period to period. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of this statement. The provisions are effective for fiscal years beginning after December 15, 2001. The impact of adopting this statement did not have a material adverse impact on the Company's financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121. FASB No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. FASB No. 144 retains the requirements of SFAS No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. FASB No. 144 is effective for fiscal years beginning after December 15, 2001. The impact of adopting this statement did not have a material adverse impact on the Company's financial position or results of operations.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB No. 13 and Technical Corrections ("FASB No. 145"). This statement eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. Debt extinguishments that were classified as extraordinary in prior periods presented that do not meet the criteria of APB Opinion 30 shall be reclassified. FASB No. 145 is effective for fiscal years beginning after May 15, 2002. The impact of the adoption of FASB No. 145 is not expected to have a material adverse impact on the Company's financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         As of September 30, 2002, the Company had approximately $444.4 million of floating-rate debt outstanding, including $229.0 million on its unsecured revolving credit facility. The interest rate risk on $185.0 million of such debt has been mitigated through the use of interest rate swap agreements (the "Swaps") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-party to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions. The Company believes the interest rate risk represented by the remaining $259.4 million of floating-rate debt is not material to the Company or its overall capitalization.

         As of September 30, 2002, the Company had Canadian investments in marketable securities in the amount of $31.2 million Canadian dollars ("CAD") (approximately USD $19.8 million) and in real estate in the amount of CAD $177.8 million (approximately USD $112.6 million). The foreign currency exchange risk has been mitigated through the use of foreign currency forward contracts (the "Forward Contracts") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-party to the Forward Contracts. The Company believes it mitigates its credit risk by entering into the Forward Contracts with major financial institutions.

         The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of September 30, 2002, the Company had no other material exposure to market risks.

Item 4. Controls and Procedures

         (i) Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in providing timely reporting of material information regarding required disclosure and ensure that such information is recorded, processed, summarized and reported within the required time periods and included in the Company's periodic filings with the SEC.

(ii) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date the Company carried out this evaluation.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)


                                                                                             September 30,        December 31,
                                                                                                 2002                 2001
                                                                                             -------------       -------------
Assets:
  Operating real estate, net of accumulated depreciation
    of $503,003 and $452,878, respectively                                                      $ 2,571,691      $ 2,543,956
  Real estate under development                                                                     235,687          204,530
  Investment and advances in KIR                                                                    178,379          170,641
  Investments and advances in other real estate joint ventures                                      249,115           98,527
  Mortgages and other financing receivables                                                         142,626           53,611
  Investments in retail store leases                                                                  8,643            9,885
  Cash and cash equivalents                                                                          43,495           93,847
  Marketable securities                                                                              65,268           82,997
  Accounts and notes receivable                                                                      48,004           48,074
  Other assets                                                                                      145,699           78,711
                                                                                                -----------      -----------
                                                                                                $ 3,688,607      $ 3,384,779
                                                                                                ===========      ===========
Liabilities:
  Notes payable                                                                                 $ 1,256,250      $ 1,035,250
  Mortgages payable                                                                                 278,742          286,929
  Construction loans payable                                                                         19,201            5,900
  Other liabilities, including minority interests in partnerships                                   226,346          166,616
                                                                                                -----------      -----------
                                                                                                  1,780,539        1,494,695
                                                                                                -----------      -----------
Stockholders' Equity:
  Preferred stock, $1.00 par value, authorized 5,000,000 shares
  Class A Preferred Stock, $1.00 par value, authorized 345,000 shares
      Issued and outstanding 300,000 shares                                                             300              300
      Aggregate liquidation preference $75,000
  Class B Preferred Stock, $1.00 par value, authorized 230,000 shares
      Issued and outstanding 200,000 shares                                                             200              200
      Aggregate liquidation preference $50,000
  Class C Preferred Stock, $1.00 par value, authorized 460,000 shares
      Issued and outstanding 400,000 shares                                                             400              400
      Aggregate liquidation preference $100,000
  Class D Convertible Preferred Stock, $1.00 par value, authorized 700,000 shares
      Issued and outstanding 0 and 92,390 shares, respectively                                            -               92
      Aggregate liquidation preference $0 and $23,098, respectively
  Common stock, $.01 par value, authorized 200,000,000 shares
      Issued and outstanding 104,559,024 and 103,352,570 shares, respectively                         1,046            1,034
  Paid-in capital                                                                                 1,984,086        1,976,442
  Cumulative distributions in excess of net income                                                  (87,230)         (93,131)
                                                                                                -----------      -----------
                                                                                                  1,898,802        1,885,337
Accumulated other comprehensive income                                                               11,764            7,310
Notes receivable from officer stockholders                                                           (2,498)          (2,563)
                                                                                                -----------      -----------
                                                                                                  1,908,068        1,890,084
                                                                                                -----------      -----------
                                                                                                $ 3,688,607      $ 3,384,779
                                                                                                ===========      ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         For the Three and Nine Months ended September 30, 2002 and 2001
                      (in thousands, except per share data)


                                                                                    Three Months                Nine Months
                                                                                 Ended September 30,         Ended September 30,
                                                                                   2002         2001          2002          2001
                                                                               ---------     ---------     ---------     ---------
Revenues from rental property                                                  $ 111,101     $ 113,330     $ 340,629     $ 350,344
                                                                               ---------     ---------     ---------     ---------
Rental property expenses:
  Rent                                                                             2,928         3,097         9,353         9,454
  Real estate taxes                                                               16,192        14,194        48,712        42,199
  Interest                                                                        22,296        22,084        66,337        67,353
  Operating and maintenance                                                       11,125        10,072        35,015        35,998
  Depreciation and amortization                                                   18,971        18,368        56,371        54,969
                                                                               ---------     ---------     ---------     ---------
                                                                                  71,512        67,815       215,788       209,973
                                                                               ---------     ---------     ---------     ---------
       Income from rental property                                                39,589        45,515       124,841       140,371
Income from investment in retail store leases                                        154           857           671         2,684
                                                                               ---------     ---------     ---------     ---------
                                                                                  39,743        46,372       125,512       143,055

Equity in income of KIR                                                            3,839         3,200        11,648         9,123
Equity in income of other real estate joint ventures, net                          8,895        22,846        23,028        26,069
Minority interests in income of partnerships, net                                   (262)         (352)         (738)       (1,489)
Management and other fee income                                                    3,023         1,608        10,524         5,844
Interest, dividends and other investment income                                    8,136         2,685        29,516        15,577
Other income/(loss), net                                                           2,371          (279)        6,257           520
General and administrative expenses                                               (7,933)       (7,056)      (23,123)      (21,483)
                                                                               ---------     ---------     ---------     ---------
       Income from continuing operations before
         gain on sale of shopping center properties and income taxes              57,812        69,024       182,624       177,216

Gain on sale of operating property                                                     -             -             -         3,040
Gain on sale of development properties                                             4,894           590         9,174         6,806
                                                                               ---------     ---------     ---------     ---------

       Income from continuing operations before income taxes                      62,706        69,614       191,798       187,062

Provision for income taxes                                                        (2,591)      (10,521)      (10,091)      (13,138)
                                                                               ---------     ---------     ---------     ---------

       Income from continuing operations                                          60,115        59,093       181,707       173,924
                                                                               ---------     ---------     ---------     ---------

Discontinued operations:
  Income/(loss) from operating properties disposed                                  (325)          157          (513)          732
  Gain on disposition of operating properties, net                                   966             -         1,512             -
                                                                               ---------     ---------     ---------     ---------
       Income from discontinued operations                                           641           157           999           732
                                                                               ---------     ---------     ---------     ---------

       Net income                                                                 60,756        59,250       182,706       174,656

Preferred stock dividends                                                         (4,609)       (6,543)      (13,828)      (19,683)
                                                                               ---------     ---------     ---------     ---------

        Net income applicable to common shares                                 $  56,147     $  52,707     $ 168,878     $ 154,973
                                                                               =========     =========     =========     =========
     Per common share:
        Income from continuing operations
           Basic                                                                   $0.53         $0.55         $1.61         $1.61
                                                                                   =====         =====         =====         =====
           Diluted                                                                 $0.53         $0.54         $1.59         $1.59
                                                                                   =====         =====         =====         =====
        Net Income
           Basic                                                                   $0.54         $0.55         $1.62         $1.62
                                                                                   =====         =====         =====         =====
           Diluted                                                                 $0.53         $0.54         $1.60         $1.60
                                                                                   =====         =====         =====         =====



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
         For the Three and Nine Months ended September 30, 2002 and 2001
                                 (in thousands)


                                                                                    Three Months                Nine Months
                                                                                 Ended September 30,         Ended September 30,
                                                                                   2002         2001          2002          2001
                                                                               ---------     ---------     ---------     ---------
Net income                                                                     $  60,756     $  59,250     $ 182,706     $ 174,656
                                                                               ---------     ---------     ---------     ---------
Other comprehensive income/(loss):
     Changes in unrealized gain/(loss) on marketable securities                   (3,637)          157        (2,628)        6,084
     Changes in unrealized gain/(loss) on interest rate swaps                        964          (872)        3,497        (4,166)
     Changes in unrealized gain on foreign currency forward contracts              1,372             -         1,772             -
     Changes in unrealized gain on warrants                                          643         1,406         1,813         1,406

                                                                               ---------     ---------     ---------     ---------
Other comprehensive income/(loss)                                                   (658)          691         4,454         3,324
                                                                               ---------     ---------     ---------     ---------


Comprehensive income                                                           $  60,098     $  59,941     $ 187,160     $ 177,980
                                                                               =========     =========     =========     =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

              KIMCO REALTY CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Nine Months ended September 30, 2002 and 2001
                            (in thousands)


                                                                                                2002            2001
                                                                                             ---------        ---------
Cash flow provided by operations                                                             $ 230,757        $ 253,716
                                                                                             ---------        ---------
Cash flow from investing activities:
     Acquisition of and improvements to operating real estate                                  (92,659)         (50,248)
     Acquisition of and improvements to real estate under development                          (69,707)         (91,176)
     Investment in marketable securities                                                       (34,314)         (29,018)
     Proceeds from sale of marketable securities                                                47,171           35,337
     Investment in KIR                                                                         (10,833)         (19,500)
     Investments and advances to real estate joint ventures                                   (153,257)         (32,809)
     Reimbursements of advances to real estate joint ventures                                    9,077           24,824
     Redemption of minority interests in real estate partnerships                                    -           (5,443)
     Investments in joint ventures                                                             (11,419)         (28,757)
     Reimbursement of advances in joint ventures                                                12,800                -
     Investments and advances to affiliated companies                                                -             (100)
     Investment in mortgage loan receivables                                                   (92,232)          (4,500)
     Collection of mortgage loan receivables                                                    11,883            5,952
     Collection of note receivable                                                                 400                -
     Investment in leveraged lease                                                              (3,968)               -
     Investment in and advances received from designation rights                                   832                -
     Proceeds from sale of operating properties                                                      -           46,766
     Proceeds from sale of development properties                                               33,913           35,928

                                                                                             ---------        ---------

           Net cash flow used for investing activities                                        (352,313)        (112,744)

                                                                                             ---------        ---------
Cash flow from financing activities:
    Principal payments on debt, excluding normal
       amortization of rental property debt                                                     (7,320)          (4,587)
    Principal payments on rental property debt                                                  (4,497)          (3,861)
    Repayment of medium term note                                                             (110,000)               -
    Proceeds from issuance of medium term notes                                                102,000                -
    Proceeds from mortgage financings                                                           28,900           51,230
    Proceeds from construction loan financings                                                  13,301                -
    Borrowings under revolving credit facilities                                               229,000           10,000
    Repayment of borrowings under revolving credit facility                                          -          (55,000)
    Payment of unsecured obligation                                                            (11,300)               -
    Dividends paid                                                                            (176,622)        (157,039)
    Proceeds from issuance of stock                                                              7,742           32,842

                                                                                             ---------        ---------

            Net cash flow provided by/(used for) financing activities                           71,204         (126,415)
                                                                                             ---------        ---------

            Change in cash and cash equivalents                                                (50,352)          14,557
Cash and cash equivalents, beginning of period                                                  93,847           19,097
                                                                                             ---------        ---------
Cash and cash equivalents, end of period                                                     $  43,495        $  33,654
                                                                                             =========        =========

Interest paid during the period                                                              $  55,927        $  57,025
                                                                                             =========        =========

Income taxes paid during the period                                                          $   3,155        $  24,013
                                                                                             =========        =========

Supplemental schedule of noncash investing/financing activities:
    Acquisition of real estate interests by assumption of debt                               $   3,477        $  17,220
                                                                                             =========        =========

    Disposition of real estate interests by assignment of mortgage debt                      $  28,748        $       -
                                                                                             =========        =========

    Proceeds held in escrow from sale of real estate interests                               $   4,512        $       -
                                                                                             =========        =========

    Investment in real estate joint ventures by issuance of stock
      and contribution of property                                                           $       -        $   3,420
                                                                                             =========        =========

    Acquisition of designation rights subject to an unsecured obligation                     $  33,000        $       -
                                                                                             =========        =========

    Notes received upon disposition of real estate interests                                 $       -        $     950
                                                                                             =========        =========

    Notes received upon exercise of stock options                                            $     555        $     150
                                                                                             =========        =========

    Declaration of dividends paid in succeeding period                                       $  57,527        $  51,293
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

                           --------------------------

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

Income Taxes -

         The Company and its qualified REIT subsidiaries file a consolidated federal income tax return. The Company has made an election to qualify, and believes it is operating so as to qualify, as a Real Estate Investment Trust (a "REIT") for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code. However, in connection with the Tax Relief Extension Act of 1999, which became effective January 1, 2001, the Company is now permitted to participate in certain activities which it was previously precluded from in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries under the Code. As such, the Company will be subject to federal and state income taxes on the income from these activities. During the nine months ended September 30, 2002, the Company's provision for federal and state income taxes was approximately $10.1 million relating to activities conducted in its taxable REIT subsidiaries.

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

         The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):


                                                          Three Months Ended         Nine Months Ended
                                                             September 30,             September 30,
                                                          2002          2001         2002         2001
                                                          ----          ----         ----         ----
Computation of Basic Earnings Per Share:

  Income from continuing operations
  applicable to common shares                          $ 55,506      $ 52,550      $167,879      $154,241

  Income from discontinued operations                       641           157           999           732
                                                       --------      --------      --------      --------

  Net income applicable to common shares               $ 56,147      $ 52,707      $168,878      $154,973

  Weighted average common shares
  outstanding                                           104,539        96,187       104,418        95,615

  Basic Earnings Per Share:

    Income from continuing operations                  $   0.53      $   0.55      $   1.61      $   1.61
    Income from discontinued operations                    0.01             -          0.01          0.01
                                                       --------      --------      --------      --------
    Net income                                         $   0.54      $   0.55      $   1.62      $   1.62
                                                       ========      ========      ========      ========




                                                            Three Months Ended        Nine Months Ended
                                                              September 30,             September 30,
                                                             2002        2001         2002         2001
                                                             ----        ----         ----         ----
Computation of Diluted Earnings Per Share:

  Income from continuing operations
  applicable to common shares                             $ 55,506     $ 52,550     $167,879     $154,241

  Dividends on Class D Convertible
  Preferred Stock                                                -        1,934            -        5,854
                                                          --------     --------     --------     --------

  Income from continuing operations for
  diluted earnings per share                                55,506       54,484      167,879      160,095

  Income from discontinued operations                          641          157          999          732
                                                          --------     --------     --------     --------

  Net income for diluted earnings per share               $ 56,147     $ 54,641     $168,878     $160,827
                                                          ========     ========     ========     ========

  Weighted average common shares
  outstanding - Basic                                      104,539       96,187      104,418       95,615

  Effect of dilutive securities:
    Stock options                                              952        1,224        1,041        1,086
    Assumed conversion of Class D Preferred
    Stock to common stock                                        -        3,865            5        3,888
                                                          --------     --------     --------     --------

    Shares for diluted earnings per share                  105,491      101,276      105,464      100,589
                                                          ========     ========     ========     ========

  Diluted Earnings Per Share:
    Income from continuing operations                     $   0.53     $   0.54     $   1.59     $   1.59
    Income from discontinued operations                          -            -         0.01         0.01
                                                          --------     --------     --------     --------
    Net income                                            $   0.53     $   0.54     $   1.60     $   1.60
                                                          ========     ========     ========     ========


New Accounting Pronouncements -

         In July 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets ("FASB No. 142"). This statement addresses financial accounting and reporting for intangible assets acquired, goodwill and other intangible assets after their acquisition. This statement requires that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. In addition, FASB No. 142 requires disclosures about the carrying amount of and changes in goodwill from period to period. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of this statement. The provisions are effective for fiscal years beginning after December 15, 2001. The adoption of FASB No. 142 did not have a material adverse impact on the Company's financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FASB No. 144"), which supercedes SFAS No. 121. FASB No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. FASB No. 144 retains the requirements of SFAS No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. FASB No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of FASB No. 144 did not have a material adverse impact on the Company's financial position or results of operations.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB No. 13 and Technical Corrections ("FASB No. 145"). This statement eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. Debt extinguishments that were classified as extraordinary in prior periods presented that do not meet the criteria of APB Opinion 30 shall be reclassified. FASB No. 145 is effective for fiscal years beginning after May 15, 2002. The impact of the adoption of FASB No. 145 is not expected to have a material adverse impact on the Company's financial position or results of operations.

2. Operating Properties Activities

         During the nine months ended September 30, 2002, the Company acquired six operating properties, comprising approximately 0.5 million square feet of gross leaseable area ("GLA"), for an aggregate purchase price of approximately $52.9 million, including the assumption of approximately $3.5 million in mortgage debt encumbering one of the properties.

         During the nine months ended September 30, 2002, the Company (i) disposed of three operating properties, in separate transactions, for an aggregate sales price of approximately $17.0 million, including the assignment of approximately $11.1 million of mortgage debt encumbering two of the properties and (ii) terminated five leasehold positions in locations where a tenant in bankruptcy had rejected its lease. These dispositions resulted in net gains of approximately $1.5 million for the nine months ended September 30, 2002. In accordance with FASB No. 144, the operations and net gain on disposition of these properties have been included in the caption Discontinued operations on the Condensed Consolidated Statements of Income.

3. Kimco Developers, Inc. ("KDI")

         Effective January 1, 2001, the Company elected taxable REIT subsidiary status for its wholly-owned development subsidiary, KDI. During the nine months ended September 30, 2002, KDI acquired four land parcels, in separate transactions, for the ground-up development of shopping centers and subsequent sale thereof upon completion for an aggregate purchase price of approximately $10.4 million.

         During the nine months ended September 30, 2002, KDI sold three of its recently completed projects and six out-parcels, in separate transactions, for approximately $51.6 million including the assignment of approximately $17.7 of mortgage debt encumbering one of the properties. These sales provided pre-tax gains of approximately $9.2 million.

         Additionally, during the nine months ended September 30, 2002, KDI obtained construction financing on four ground-up development properties for an aggregate loan amount of up to $63.1 million, of which approximately $13.1 million has been funded to KDI as of September 30, 2002.

4. Investment and Advances in KIR

         During 1998, the Company formed Kimco Income REIT ("KIR"), a limited partnership which the Company manages, established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages. As of September 30, 2002 the KIR portfolio was comprised of 66 properties aggregating 12.9 million square feet of GLA located in 21 states.

         The Company holds a 43.3% non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting. The Company's equity in income of KIR for the nine months ended September 30, 2002 and 2001 was approximately $11.6 million and $9.1 million, respectively. During the nine months ended September 30, 2002, the Company contributed approximately $10.8 million in cash to KIR in connection with its subscription agreement.

         In addition, KIR entered into a master management agreement with the Company, whereby, the Company will perform services for fee relating to the management, operation, supervision and maintenance of the joint venture properties. For the nine months ended September 30, 2002 and 2001, the Company earned management fees of approximately $3.2 million and $2.4 million, respectively.

5. Investments and Advances in Other Real Estate Joint Ventures

Ward Venture -

         During March 2001, the Company, through a taxable REIT subsidiary, formed a venture (the "Ward Venture") in which the Company has a 50% interest, for purposes of acquiring asset designation rights for substantially all of the real estate property interests of the bankrupt estate of Montgomery Ward LLC and its affiliates. These asset designation rights have provided the Ward Venture the ability to direct the ultimate disposition of the 315 fee and leasehold interests held by the bankrupt estate, of which 302 transactions have been completed to date. The asset designation rights expired in June 2002 for the leasehold positions and will expire in December 2004 for the fee owned locations. During the marketing period, the Ward Venture is responsible for all carrying costs associated with the properties until the site is designated to a user. During the nine months ended September 30, 2002, the Ward Venture completed transactions on 31 properties. For the nine months ended September 30, 2002 and 2001, the Company has recognized pre-tax profits of approximately $11.2 million and $21.8 million, respectively, which are included in the Condensed Consolidated Statements of Income in the caption Equity in income of other real estate joint ventures, net.

RioCan Venture -

         During October 2001, the Company formed a joint venture (the "RioCan Venture") with RioCan Real Estate Investment Trust ("RioCan", Canada's largest publicly traded REIT measured by GLA) in which the Company has a 50% interest, to acquire retail properties and development projects in Canada. The acquisitions and development projects are to be sourced and managed by RioCan and are subject to review and approval by a joint oversight committee consisting of RioCan management and the Company's management personnel. During the nine months ended September 30, 2002, the RioCan Venture acquired 22 shopping center properties and two development projects, in separate transactions, for an aggregate purchase price of approximately $658.7 million Canadian dollars ("CAD") (approximately USD $420.4 million) including the assumption of approximately CAD $321.5 million (approximately USD $203.1 million) in non-recourse mortgage debt encumbering 13 of the properties. During the nine months ended September 30, 2002, the Company recognized equity in income of the RioCan Venture of approximately $5.6 million.

KROP Venture -

         During October 2001, the Company formed the Kimco Retail Opportunity Fund ("KROP"), a venture with GE Capital Real Estate ("GECRE") which the Company manages and has a 20% interest. The purpose of this venture is to acquire established, high-growth potential retail properties in the United States. The initial funding for this venture consists of an equity pool of up to $250.0 million, provided $50.0 million by the Company and $200.0 million by GECRE. The Company will be responsible for the day-to-day management, redevelopment and leasing of the properties acquired and will be paid fees for those services. In addition, the Company will earn fees related to the acquisition and disposition of the properties by KROP. Capital contributions will only be required as suitable opportunities arise and are agreed to by the Company and GECRE.

         During the nine months ended September 30, 2002, KROP acquired 13 shopping center properties for an aggregate purchase price of approximately $160.6 million, including the assumption of approximately $20.7 million of mortgage debt encumbering two of the properties.

         During June 2002, KROP obtained floating-rate non-recourse mortgage debt totaling $73.0 million at an interest rate of Libor plus 1.80% for a term of five years.

         For the nine months ended September 30, 2002, the Company recognized equity in income of KROP of approximately $0.5 million. Additionally, during the nine months ended September 30, 2002, the Company earned management and acquisition fees of approximately $1.8 million.

Other -

         During the nine months ended September 30, 2002, the Company acquired seven former Service Merchandise locations, in separate transactions, through a venture in which the Company has a 42.5% interest. These properties were purchased for an aggregate purchase price of approximately $20.9 million. The venture has signed leases for six of these locations and is actively negotiating with other retailers to lease the remaining location.

         During July 2002, the Company acquired a property located in Kalamazoo, MI, through a joint venture in which the Company has a 50% interest. The property was purchased for an aggregate purchase price of approximately $6.0 million.

6. Investment in Retail Store Leases

         Income from the investment in retail store leases for the nine months ended September 30, 2002 and 2001 represents sublease revenues of approximately $10.6 million and $12.9 million, respectively, less related expenses of $8.8 million and $9.1 million, respectively, and amounts, which in management's estimation, reasonably provide for the recovery of the investment over a period representing the expected remaining term of the retail store leases.

7. Other Investments

Mortgages and other financing receivables -

         During the nine months ended September 30, 2002, the Company provided an aggregate $91.7 million in mortgage financings, in separate transactions, to various regional retailers. These loans are collateralized with first mortgage liens on real estate owned by the retailers. The loans bear interest at rates ranging from 10.25% to 14.0% per annum and have maturities ranging from two to ten years.

         During June 2002, the Company acquired a 90% equity participant interest in an existing leveraged lease of 30 properties. The properties are leased under a long-term bond-type net lease whose primary term expires in 2016, with the lessee having certain renewal option rights. The Company's cash equity investment was approximately $4.0 million. This equity investment is reported as a net investment in leveraged lease in accordance with SFAS No. 13 (as amended). The net investment in leveraged lease reflects the original cash investment adjusted by remaining net rentals, estimated residual value, unearned and deferred income, and deferred taxes relating to the investment. This investment is included in the Condensed Consolidated Balance Sheet in the caption Mortgages and other financing receivables.

         During September 2002, three of these properties were sold whereby the proceeds from the sales were used to paydown the mortgage debt by approximately $8.1 million. As of September 30, 2002, the remaining 27 properties were encumbered by third-party non-recourse debt of approximately $89.2 million that is scheduled to fully amortize during the primary term of the lease from a portion of the periodic net rents receivable under the net lease. As an equity participant in the leveraged lease, the Company has no general obligation for principal or interest payments on the debt, which is collateralized by a first mortgage lien on the properties and a collateral assignment of the lease. Accordingly, this debt has been offset against the related net rental receivable under the lease.

Kmart Venture -

         During July 2002, the Company, through a taxable REIT subsidiary, formed a venture (the "Kmart Venture") in which the Company has a 60% participation for purposes of acquiring asset designation rights for 54 former Kmart locations. The total commitment to Kmart by the Kmart Venture, prior to the profit sharing arrangement commencing, is approximately $43.0 million. As of September 30, 2002, the Kmart Venture has completed transactions on eight properties and has funded approximately $12.0 million to Kmart.

8. Debt Financings

         During July 2002, the Company further enhanced its liquidity position by establishing an additional $150.0 million unsecured revolving credit facility, which is scheduled to expire in January 2003.

         During July 2002, the Company issued an aggregate $102.0 million of unsecured debt under its medium-term notes ("MTN") program. These issuances consisted of (i) an $85.0 million floating-rate MTN which matures in August 2004 and bears interest at Libor plus 0.50% per annum and (ii) a $17.0 million fixed-rate MTN which matures in July 2012 and bears interest at 5.98% per annum. The proceeds from these MTN issuances were used toward the repayment of a $110.0 million MTN which matured in August 2002. In addition, the Company entered into an interest rate swap agreement on the $85.0 million floating-rate MTN which effectively fixed the interest rate at 2.3725% per annum until November 2003.

9. Financial Instruments - Derivatives and Hedging

         The Company is exposed to the effect of changes in interest rates, foreign currency exchange rate fluctuations and market value fluctuations of equity securities. The Company limits these risks by following established risk management policies and procedures including the use of derivatives.

         The principal financial instruments currently used by the Company are interest rate swaps, foreign currency exchange forward contracts and warrant contracts. The Company, from time to time, hedges the future cash flows of its floating-rate debt instruments to reduce exposure to interest rate risk principally through interest rate swaps with major financial institutions. The Company has interest rate swap agreements on its $85.0 million floating-rate MTN and on its $100.0 million floating-rate remarketed reset notes, which have been designated and qualified as cash flow hedges. The Company has determined that these swap agreements are highly effective in offsetting future variable interest cash flows related to the Company's debt portfolio. For the nine months ended September 30, 2002, the change in the fair value of the interest rate swaps was a gain of approximately $3.5 million which was recorded in Other Comprehensive Income ("OCI"), a component of stockholders' equity, with a corresponding liability reduction for the same amount.

         As of September 30, 2002, the Company had foreign currency forward contracts on its Canadian investment in marketable securities in the amount of approximately CAD $31.2 million (approximately USD $19.8 million). The Company has designated these foreign currency forward contracts as fair value hedges. The Company expects these forward contracts to be highly effective in limiting its exposure to the variability in the fair value of its Canadian investment as it relates to changes in the exchange rate. The gain or loss on these forward contracts will be recognized currently in earnings and the gain or loss on the Canadian investment attributable to changes in the exchange rate will be recognized currently in earnings and shall adjust the carrying amount of the hedged investment.

         During 2001, the Company acquired warrants to purchase the common stock of a Canadian REIT. The Company has designated the warrants as a cash flow hedge of the variability in expected future cash outflows upon purchasing the common stock. The Company has determined the hedged cash outflow is probable and expected to occur prior to the expiration date of the warrants. The Company has determined that the warrants are fully effective. For the nine months ended September 30, 2002, the change in fair value of the warrants was a gain of approximately $0.6 million which was recorded in OCI with a corresponding asset for the same amount.

         As of September 30, 2002, the Company had foreign currency forward contracts on its Canadian investments in real estate for an aggregate amount of approximately CAD $177.8 million (approximately USD $112.6 million). The Company has designated these foreign currency forward contracts as hedges of the foreign currency exposure of its net investment in Canadian real estate operations. The Company believes that these forward contracts are highly effective in reducing the exposure to fluctuations in the exchange rate. The gains and losses on these net investment hedges are recorded in OCI with a corresponding asset or liability for the same amount. Similarly, the foreign currency translation gains and losses on these Canadian investments attributable to changes in the exchange rate will also be recorded in OCI.

         The following table summarizes the notional values and fair values of the Company's derivative financial instruments as of September 30, 2002:


                                                                                           Fair Value
            Hedge Type               Notional Value              Rate       Maturity     (in millions)
            ----------               --------------              ----       --------     -------------
Interest rate swaps -               $185.0 million              1.78% -        8/03 -          ($0.4)
cash flow                                                       1.8725%       11/03

Foreign currency forwards           CAD $31.2 million           1.5882 -       9/03 -           $0.3
- fair value                                                    1.5918         4/05

Warrants - cash flow                2,500,000 shares of         CAD            9/06             $3.0
                                    common stock                $11.02

Foreign currency forwards           CAD $177.8 million          1.5527 -       1/05 -           $2.3
 - net investment                                               1.6194         8/05


         As of September 30, 2002, these derivative instruments were reported at their fair value as other liabilities of $0.4 million and other assets of $5.6 million. During the next 12 months, the Company expects to reclassify to earnings as expense approximately $0.4 million of the current balance in accumulated OCI primarily related to the fair value of the interest rate swaps.

10. Tenant Concentration

         On January 22, 2002, Kmart Corporation ("Kmart") filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As of the filing date, Kmart occupied 69 locations (excluding the KIR portfolio which includes six Kmart locations), representing 12.6% of the Company's annualized base rental revenues and 13.3% of the Company's total shopping center GLA. As of September 30, 2002, Kmart rejected its leases at 27 locations representing approximately $29.5 million of annualized base rental revenues and approximately 2.8 million square feet of GLA. As of September 30, 2002, Kmart represented 5.6% of annualized base rents and 8.3% of leased GLA. The Company previously encumbered seven of these rejected locations with individual non-recourse mortgage loans totaling approximately $60.8 million. Annualized interest expense on these loans is approximately $5.6 million. As of July 2002, the Company has suspended debt service payments on these loans and is actively negotiating with the respective lenders. The Company continues to maintain the properties, including the payments of utilities, common area maintenance costs and insurance, as it works toward maximizing the value of the lenders collateral.

         The Company has currently leased or is under agreement to lease 11 of these rejected locations, has terminated four ground lease locations and has received offers to purchase nine of these sites. The Company is reviewing the offers received and is actively marketing the remaining locations to prospective tenants, however, no assurances can be provided that these locations will be leased in the near term or at comparable rents previously paid by Kmart.

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

11. Pro Forma Financial Information

         As discussed in Note 2, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the nine months ended September 30, 2002. The pro forma financial information set forth below is based upon the Company's historical Condensed Consolidated Statements of Income for the nine months ended September 30, 2002 and 2001, adjusted to give effect to these transactions as of January 1, 2001.

         The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred as of January 1, 2001, nor does it purport to represent the results of future operations. (Amounts presented in millions, except per share figures).

                                        Nine Months Ended September 30,
                                         2002                      2001
                                         ----                      ----
Revenues from rental property          $ 344.0                   $ 355.7
Net income                             $ 182.8                   $ 175.8
Net income per common share:
              Basic                    $  1.62                   $  1.63
                                       =======                   =======
              Diluted                  $  1.60                   $  1.61
                                       =======                   =======

12.      Subsequent Events

         During October 2002, the Company acquired an interest in a shopping center property, comprising approximately 0.6 million square feet of GLA, located in Daly City, CA. The property was valued at a purchase price of approximately $80.0 million and was acquired by issuing approximately 2.4 million downREIT units which are convertible at a ratio of 1:1 into the Company's common stock.

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

         Form 8-K -

         A current report on Form 8-K was filed on July 29, 2002 to announce the Company's second quarter 2002 operating results.

         A current report on Form 8-K was filed on August 13, 2002 furnishing certifications by the Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Surbanes-Oxley Act of 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                             KIMCO REALTY CORPORATION




November 12, 2002           /s/ Milton Cooper
-----------------           ----------------------------------
(Date)                      Milton Cooper
                            Chairman of the Board





November 12, 2002           /s/ Michael V. Pappagallo
-----------------           -------------------------
(Date)                      Michael V. Pappagallo
                            Chief Financial Officer

                            Kimco Realty Corporation

                                  Certification

I, Milton Cooper, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kimco Realty
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                          /s/ Milton Cooper
                                          -----------------------------------
                                          Milton Cooper
                                          Chief Executive Officer

                            Kimco Realty Corporation

                                  Certification

I, Michael V. Pappagallo, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kimco Realty
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                           /s/ Michael V. Pappagallo
                                           ------------------------------------
                                           Michael V. Pappagallo
                                           Chief Financial Officer