Form 10-K
period 2002-12-31
KIMCO REALTY CORP
filed 2003-03-27
CIK 879101

                                  Page 1 of 110
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the fiscal year ended December 31, 2002

                          -----------------

                                     OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                 to
                               ---------------    -----------------

Commission file number 1-10899
                       -------

                            Kimco Realty Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Maryland                                      13-2744380
----------------------------        -------------------------------------------
  (State of incorporation)             (I.R.S. Employer Identification No.)

3333 New Hyde Park Road, New Hyde Park, NY            11042-0020
-------------------------------------------------------------------------------
(Address of principal executive offices)                Zip Code

Registrant's telephone number, including area code (516)869-9000 Securities registered pursuant to Section 12(b) of the Act:


                                                        Name of each exchange on
        Title of each class                              which registered
        -------------------                              ----------------

Common Stock, par value $.01 per share.                New York Stock Exchange
---------------------------------------               ------------------------

Depositary Shares, each representing one-
tenth of a share of 7-3/4% Class A
Cumulative Redeemable Preferred Stock,
par value $1.00 per share.                             New York Stock Exchange
--------------------------                            ------------------------

Depositary Shares, each representing one-
tenth of a share of 8-1/2% Class B
Cumulative Redeemable Preferred Stock,
par value $1.00 per share.                             New York Stock Exchange
--------------------------                            ------------------------

Depositary Shares, each representing one-
tenth of a share of 8-3/8% Class C
Cumulative Redeemable Preferred Stock,
par value $1.00 per share.                             New York Stock Exchange
--------------------------                            -------------------------



Securities registered pursuant to Section 12(g) of the Act:
                                   None
-------------------------------------------------------------------------------


             Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ----   ----

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                   ----

         Indicate by check mark whether the Registrant is an accelerated filer
(as defined in rule 12b-2 of the Act.) Yes X   No
                                          ----   ----

             The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2.8 billion based upon the closing price on the New York Stock Exchange for such stock on January 31, 2003.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

             Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                   104,651,866 shares as of January 31, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE


Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on May 15, 2003.

Index to Exhibits begins on page 48.

                                TABLE OF CONTENTS




                                                                            Form
                                                                            10-K
                                                                           Report
Item No.                                                                    Page
--------                                                                  -----------
                                     PART I

 1. Business .................................................................    4

 2. Properties ...............................................................   17

 3. Legal Proceedings ........................................................   19

 4. Submission of Matters to a Vote of Security Holders ......................   19

    Executive Officers of the Registrant .....................................   29


                                     PART II

 5. Market for the Registrant's Common Equity
    and Related Shareholder Matters ..........................................   31

 6. Selected Financial Data ..................................................   32

 7. Management's Discussion and Analysis of Financial Condition and
    Results of Operations ....................................................   34

7A. Quantitative and Qualitative Disclosures About Market Risk ...............   45

 8. Financial Statements and Supplementary Data ..............................   45

 9. Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure .....................................................   45



                                    PART III

10. Directors and Executive Officers of the Registrant .......................   46

11. Executive Compensation ...................................................   46

12. Security Ownership of Certain Beneficial Owners and Management ...........   46

13. Certain Relationships and Related Transactions ...........................   46

14. Controls and Procedures ..................................................   46


                                     PART IV

15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K ........   47


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

Item 1.  Business

General Kimco Realty Corporation, a Maryland corporation, is one of the nation's largest owners and operators of neighborhood and community shopping centers. The Company is a self-administered real estate investment trust ("REIT") and manages its properties through present management, which has owned and operated neighborhood and community shopping centers for over 35 years. The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of February 7, 2003, the Company's portfolio was comprised of 607 property interests including 538 neighborhood and community shopping center properties, two regional malls, 41 retail store leases, 22 ground-up development projects and four parcels of undeveloped land totaling approximately 90 million square feet of leasable space located in 41 states, Canada and Mexico. The Company's ownership interests in real estate consist of its consolidated portfolio and in portfolios where the Company owns an economic interest, such as; Kimco Income REIT ("KIR"), the RioCan Venture ("RioCan Venture"), Kimco Retail Opportunity Portfolio ("KROP") and other properties or portfolios where the Company also retains management (See Recent Developments - Operating Real Estate Joint Venture Investments and Note 6 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K). The Company believes its portfolio of neighborhood and community shopping center properties is the largest (measured by gross leasable area ("GLA")) currently held by any publicly-traded REIT.

The Company's executive offices are located at 3333 New Hyde Park Road, New Hyde Park, New York 11042-0020 and its telephone number is (516) 869-9000. Unless the context indicates otherwise, the term the "Company" as used herein is intended to include subsidiaries of the Company.

Our Web site is located at http://www.Kimcorealty.com. On our Web site you can obtain, free of charge, a copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission (the "SEC").

History The Company began operations through its predecessor, The Kimco Corporation, which was organized in 1966 upon the contribution of several shopping center properties owned by its principal stockholders. In 1973, these principals formed the Company as a Delaware corporation, and in 1985, the operations of The Kimco Corporation were merged into the Company. The Company completed its initial public stock offering (the "IPO") in November 1991, and commencing with its taxable year which began January 1, 1992, elected to qualify as a REIT in accordance with Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). In 1994, the Company reorganized as a Maryland corporation.

The Company's growth through its first 15 years resulted primarily from the ground-up development and construction of its shopping centers. By 1981, the Company had assembled a portfolio of 77 properties that provided an established source of income and positioned the Company for an expansion of its asset base. At that time, the Company revised its growth strategy to focus on the acquisition of existing shopping centers and creating value through the redevelopment and re-tenanting of those properties. As a result of this strategy, substantially all of the operating shopping centers added to the Company's portfolio since 1981 have been through the acquisition of existing shopping centers.

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

Also, during 1998, the Company formed KIR, an entity in which the Company held a 99.99% limited partnership interest. KIR was established for the purpose of investing in high quality properties financed primarily with individual non-recourse mortgages. The Company believes that these properties are appropriate for financing with greater leverage than the Company traditionally uses. At the time of formation, the Company contributed 19 properties to KIR, each encumbered by an individual non-recourse mortgage. During 1999, KIR sold a significant interest in the partnership to institutional investors. As of December 31, 2002, the Company holds a 43.3% non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting (See Recent Developments - Operating Real Estate Joint Venture Investments and Note 6 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).

In connection with the Tax Relief Extension Act of 1999 (the "RMA") which became effective January 1, 2001, the Company is now permitted to participate in activities which it was precluded from previously in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries, is engaged in various retail real estate related opportunities, including (i) merchant building through its wholly owned taxable REIT subsidiary, Kimco Developers, Inc. ("KDI"), which is primarily engaged in the ground-up development of neighborhood and community shopping centers and subsequent sale thereof upon completion (see Recent Developments - Kimco Developers, Inc. ("KDI")), (ii) retail real estate advisory and disposition services which primarily focus on leasing and disposition strategies for real estate property interests of both healthy and distressed retailers and (iii) acting as an agent or principal in connection with tax deferred exchange transactions. The Company will consider other investments through taxable REIT subsidiaries should suitable opportunities arise.

During October 2001, the Company continued its geographical expansion by forming the RioCan Venture with RioCan Real Estate Investment Trust ("RioCan", Canada's largest publicly traded REIT measured by GLA) in which the Company has a non-controlling 50% interest, to acquire retail properties and development projects in Canada. The Company has committed a total equity investment of up to $250.0 million Canadian dollars ("CAD") and accounts for this investment under the equity method of accounting (see Recent Developments - Operating Real Estate Joint Venture Investments and Note 6 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).

In addition, the Company continues to capitalize on its established expertise in retail real estate by establishing other ventures in which the Company owns a smaller equity interest and provides management, leasing and operational support for those properties, including KROP.

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

In addition to property or equity ownership, the Company provides property management services for fees relating to the management, leasing, operation, supervision and maintenance of real estate properties.

While the Company has historically held its properties for long-term investment, and accordingly has placed strong emphasis on its ongoing program of regular maintenance, periodic renovation and capital improvement, it is possible that properties in the portfolio may be sold, in whole or in part, as circumstances warrant, subject to REIT qualification rules.

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. At December 31, 2002, the Company's single largest neighborhood and community shopping center, accounted for only 1.2% of the Company's annualized base rental revenues and only 0.8% of the Company's total shopping center GLA. At December 31, 2002, the Company's five largest tenants, include Kmart Corporation (see Recent Developments - Kmart Bankruptcy), The Home Depot, Kohl's, TJX Companies and Wal-Mart, which represent approximately 4.5%, 2.8%, 2.7%, 2.5% and 1.9%, respectively, of the Company's annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

In connection with the RMA, which became effective January 1, 2001, the Company has expanded its investment and operating strategy to include new retail real estate related opportunities which the Company was precluded from previously in order to maintain its qualification as a REIT. As such, the Company, has established a merchant building business through its KDI subsidiary. KDI makes selective acquisitions of land parcels for the ground-up development of neighborhood and community shopping centers and subsequent sale thereof upon completion. Additionally, the Company has developed a retail property solutions business which specializes in real estate advisory and disposition services of real estate controlled by both healthy and distressed and/or bankrupt retailers. These services may include assistance with inventory and fixture liquidation in connection with going-out-of-business sales. The Company may participate with other entities in providing these advisory services through partnerships, joint ventures or other co-ownership arrangements. The Company, as a regular part of its investment strategy, will continue to actively seek investments for its taxable REIT subsidiaries.

The Company emphasizes equity real estate investments including preferred equity investments, but may, at its discretion, invest in mortgages, other real estate interests and other investments. The mortgages in which the Company may invest may be either first mortgages, junior mortgages or other mortgage-related securities. The Company provides mortgage financing to retailers with significant real estate assets, in the form of lease-hold interests or fee owned properties, where the Company believes the underlying value of the real estate collateral is in excess of its loan balance. In addition, the Company will acquire debt instruments at a discount in the secondary market where the Company believes the real estate value of the enterprise is substantially greater than the current value.

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

Capital Strategy and Resources The Company intends to operate with and maintain a conservative capital structure with a level of debt to total market capitalization of approximately 50% or less. As of December 31, 2002, the Company's level of debt to total market capitalization was 31%. In addition, the Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings.

Since the completion of the Company's IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $2.7 billion for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.

The Company has a $250.0 million, unsecured revolving credit facility, which is scheduled to expire in August 2003. This credit facility has made available funds to both finance the purchase of properties and meet any short-term working capital requirements. As of December 31, 2002, there was $40.0 million outstanding under this unsecured revolving credit facility. The Company intends to renew this revolving credit facility prior to the maturity date.

The Company also has a $200.0 million medium-term notes program (the "MTN program") pursuant to which it may from time to time offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs, and (ii) managing the Company's debt maturities. As of December 31, 2002, $98.0 million was available for issuance under the MTN program. (See Note 10 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

In addition to the public debt and equity markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties. As of December 31, 2002, the Company had over 380 unencumbered property interests in its portfolio representing over 89% of the Company's net operating income.

It is management's intention that the Company continually have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage financings and other capital alternatives in a manner consistent with its intention to operate with a conservative debt capitalization policy.

During May 2001, the Company filed a shelf registration on Form S-3 for up to $750.0 million of debt securities, preferred stock, depositary shares, common stock and common stock warrants. As of January 31, 2003, the Company had approximately $288.7 million available for issuance under this shelf registration statement.

The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and the payment of dividends in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, free cash flow generated by the operating business, availability under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flow from operations was $278.9 million for the year ended December 31, 2002, as compared to $287.4 million for the year ended December 31, 2001.

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

Inflation and Other Business Issues Many of the Company's leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive payment of additional rent calculated as a percentage of tenants' gross sales above predetermined thresholds ("Percentage Rents"), which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses include increases in the consumer price index or similar inflation indices. In addition, many of the Company's leases are for terms of less than 10 years, which permits the Company to seek to increase rents upon renewal to market rates. Most of the Company's leases require the tenant to reimburse the Company for their allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. The Company periodically evaluates its exposure to short-term interest rates and fluctuations in foreign currency exchange rates and will, from time to time, enter into interest rate protection agreements and foreign currency hedge agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt and changes in foreign currency exchange rates.

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

Operating Practices Nearly all operating functions, including leasing, legal, construction, data processing, maintenance, finance and accounting, are administered by the Company from its executive offices in New Hyde Park, New York. The Company believes it is critical to have a management presence in its principal areas of operation and accordingly, the Company maintains regional offices in Hartford, Connecticut; Margate, Orlando and Tampa, Florida; Albany, New York; Philadelphia, Pennsylvania; Dallas, Texas; Dayton and Cleveland, Ohio; Lisle and Chicago, Illinois; Charlotte and Cary, North Carolina; Phoenix, Arizona; Jonesboro, Georgia; Woodbridge, Virginia; Los Angeles, San Francisco and Sacramento, California and Baltimore, Maryland. A total of 324 persons are employed at the Company's executive and regional offices.

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

The Company also employs a total of 51 persons at several of its larger properties in order to more effectively administer its maintenance and security responsibilities.

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

In connection with the RMA, which became effective January 1, 2001, the Company is now permitted to participate in activities which the Company was precluded from previously in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. The primary activities conducted by the Company in its taxable REIT subsidiaries during 2002 include, but are not limited to, (i) the ground-up development of shopping center properties and subsequent sale thereof upon completion (see Recent Developments - Kimco Developers, Inc. ("KDI")) and (ii) real estate advisory and disposition services provided in connection with asset designation rights and assistance with inventory and furniture liquidations in connection with going-out-of-business sales by certain bankrupt retailers. As such, the Company was subject to federal and state income taxes on the income from these activities.

Recent Developments

Kmart Bankruptcy -

On January 22, 2002, Kmart Corporation ("Kmart") filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As of the filing date, Kmart occupied 69 locations (excluding the KIR portfolio which included six Kmart locations), representing 12.6% of the Company's annualized base rental revenues and 13.3% of the Company's total shopping center GLA as of the filing date. During 2002, Kmart rejected its leases at 31 locations, representing approximately $30.8 million of annualized base rental revenues and approximately 3.2 million square feet of GLA. As of December 31, 2002, Kmart represented 4.5% of annualized base rents and 6.9% of leased GLA.

During December 2002, the Company disposed of, in separate transactions, seven former Kmart sites, comprised of approximately 1.0 million square feet of GLA, for an aggregate sales price of approximately $40.8 million.

The Company has currently leased or is under agreement to lease 11 of the rejected locations, has terminated four ground lease locations and has received offers to purchase three of these sites. The Company is reviewing the offers received and is actively marketing the remaining six locations to prospective tenants, however, no assurances can be provided that these locations will be leased in the near term or at comparable rents previously paid by Kmart.

The Company had previously encumbered seven of these rejected locations with individual non-recourse mortgage loans totaling approximately $70.8 million. Annualized interest expense on these loans was approximately $5.6 million. During July 2002, the Company suspended debt service payments on these loans and was actively negotiating with the respective lenders. During December 2002, the Company reached agreement with certain lenders in connection with four of these locations. The Company paid approximately $24.2 million in full satisfaction of the loans encumbering these properties which aggregated $46.5 million. As a result of these transactions, the Company recognized a gain on early extinguishment of debt of approximately $22.3 million. Also, during December 2002, the Company re-tenanted one location and brought the mortgage loan encumbering this property current.

Additionally, during February 2003, the Company reached agreement with the lender in connection with the two remaining encumbered locations. The Company paid approximately $8.3 million in full satisfaction of these loans which aggregated approximately $14.7 million. As a result of this transaction, the Company will recognize a gain on early extinguishment of debt of approximately $6.2 million during the first quarter of 2003.

On January 14, 2003, Kmart announced it would be closing an additional 326 locations of which nine of these locations (excluding the KIR portfolio which includes three additional locations and Kimsouth (as defined below) which includes two additional locations) are leased from the Company. The annualized base rental revenues from these nine locations are approximately $4.3 million. The Company had previously encumbered one of these properties with an individual non-recourse mortgage loan. The annualized interest expense for the one encumbered property is approximately $0.8 million. As of the date of this filing of this annual report on Form 10-K, the Company has not been notified directly by Kmart as to the timing of these store closings or whether the leases will be assigned or rejected. Until such time as the leases are rejected in accordance with the bankruptcy proceedings, Kmart remains obligated for payments of rent and operating expenses at these locations and all other remaining locations.

Effective May 1, 2003, the Company has agreed to a five-year rent reduction at six Kmart locations, consisting of approximately 0.6 million square feet of GLA. The average rent was reduced from $8.01 per square foot to $5.57 per square foot, or approximately $1.5 million of annualized base rent.

The Company generally will have the right to file claims in connection with rejected leases for lost rent equal to three years of rental obligations as well as other amounts related to obligations under the leases. Actual amounts to be received in satisfaction of these claims will be subject to Kmart's final plan of reorganization and the availability of funds to pay creditors such as the Company.

Operating Properties -

         Acquisitions -

During the year ended December 31, 2002, the Company acquired 13 wholly owned operating properties located in seven states and Mexico, comprising approximately 1.8 million square feet of GLA for an aggregate purchase price of approximately $258.7 million including the issuance of approximately 2.4 million downREIT units valued at $80.0 million in connection with the acquisition of one of the properties and the assumption of approximately $3.5 million in mortgage debt encumbering one of the properties. Details of these transactions are as follows:

During April 2002, the Company acquired three operating properties located in Columbia, MD, comprising approximately 0.2 million square feet of GLA, for an aggregate purchase price of approximately $15.4 million.

During May 2002, the Company acquired a property located in Springfield, MO for an aggregate purchase price of approximately $4.3 million including the assumption of approximately $3.5 million in mortgage debt.

During July 2002, the Company acquired a property located in East Windsor, NJ comprising approximately 0.2 million square feet of GLA, for an aggregate purchase price of approximately $26.5 million. During November 2002, the Company sold this property for a purchase price, which approximated net book value. The Company retained a minor interest in the property, which allows for the participation of Net Cash Flows, as defined. Effective with the sale, the Company entered into a property management agreement with the purchaser to provide services relating to the management, leasing, operation, supervision and maintenance of the property.

During October 2002, the Company acquired an interest in a shopping center property, comprising approximately 0.6 million square feet of GLA, located in Daly City, CA. The property was valued at a purchase price of approximately $80.0 million and was acquired by issuing approximately 2.4 million downREIT units which are convertible at a ratio of 1:1 into the Company's common stock (see Note 16 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).

During October 2002, the Company, in separate transactions, purchased two properties located in Monterrey, Mexico comprising approximately 0.3 million square feet of GLA for an aggregate purchase price of approximately $368.5 million pesos ("MXN")(USD $35.7 million). One of these sites consists of a portion under development of approximately 0.1 million square feet of GLA with total development costs budgeted at approximately MXN $29.3 million (USD $5.8 million). The scheduled completion of this project is during the fourth quarter of 2003. The Company has entered into several foreign currency hedge transactions to reduce its exposure to fluctuations in foreign currency exchange rates.

During December 2002, the Company acquired four operating properties, in separate transactions, comprising approximately 0.6 million square feet of GLA located in three states for an aggregate purchase price of approximately $96.3 million.

         Dispositions -

During 2002, the Company, (i) disposed of, in separate transactions, 12 operating properties for an aggregate sales price of approximately $74.5 million, including the assignment/repayment of approximately $22.6 million of mortgage debt encumbering three of the properties and (ii) terminated five leasehold positions in locations where a tenant in bankruptcy had rejected its lease. These transactions resulted in net gains of approximately $12.8 million. Details of these transactions are as follows:

During April 2002, the Company disposed of an operating property located in Massapequa, NY for a sales price of approximately $4.1 million, including the assignment of approximately $2.7 million of mortgage debt. Cash proceeds from this disposition were used to acquire an exchange shopping center property located in Springfield, MO during May 2002.

During July 2002, the Company disposed of an operating property located in Columbus, OH for a sales price of approximately $1.4 million.

During September 2002, the Company disposed of an operating property located in Corsicana, TX for a sales price of approximately $11.5 million including the assignment of approximately $8.4 million of mortgage debt.

During October 2002, the Company, in separate transactions, disposed of two operating properties for an aggregate sales price of approximately $6.3 million. Cash proceeds from one of these dispositions was used to acquire an exchange shopping center property in December 2002.

During November 2002, the Company disposed of an operating property located in Chicago, IL. Net proceeds from this sale of approximately $8.0 million were accepted by a lender in full satisfaction of an outstanding mortgage loan of approximately $11.5 million. The Company recognized a gain on early extinguishment of debt of approximately $3.2 million.

During December 2002, the Company, in separate transactions, disposed of six operating properties for an aggregate sales price of approximately $39.7 million. Proceeds from two of these sales will be used to purchase exchange shopping center properties.

         Redevelopments -

The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace. During 2002, the Company substantially completed the redevelopment and re-tenanting of various operating properties. The Company expended approximately $44.4 million in connection with these major redevelopments and re-tenanting projects during 2002. The Company is currently involved in redeveloping several other shopping centers in the existing portfolio. The Company anticipates its capital commitment toward these and other redevelopment projects will be approximately $30.0 million to $50.0 million during 2003.

Kimco Developers, Inc. ("KDI") -

Effective January 1, 2001, the Company elected taxable REIT subsidiary status for its wholly-owned subsidiary, KDI. KDI is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion. As of December 31, 2002, KDI had in progress 19 ground-up development projects located in eight states. These projects had substantial pre-leasing prior to the commencement of construction. During 2002, KDI expended approximately $148.6 million in connection with the purchase of land and construction costs related to these projects. These projects are currently proceeding on schedule and in line with the Company's budgeted costs. The Company anticipates its capital commitment toward these and other development projects will be approximately $160.0 million to $200.0 million during 2003. The proceeds from the sales of the completed ground-up development projects during 2003 and proceeds from construction loans are expected to be sufficient to fund these anticipated capital requirements.

         KDI Acquisitions -

During the year ended December 31, 2002, KDI acquired five land parcels, in separate transactions, for the ground-up development of shopping centers and subsequent sales thereof upon completion for an aggregate purchase price of approximately $21.3 million, as follows:

During January 2002, KDI acquired two land parcels, in separate transactions, for an aggregate purchase price of approximately $6.2 million.

During April 2002, KDI acquired a land parcel located in Beaumont, TX for an aggregate purchase price of approximately $2.2 million.

During May 2002, KDI acquired a land parcel located in Panama City, FL for an aggregate purchase price of approximately $2.0 million.

During December 2002, KDI acquired a land parcel located in Woodlands, TX for an aggregate purchase price of approximately $10.9 million.

The estimated project costs for these newly acquired parcels is approximately $131.2 million with completion dates ranging from March 2003 to June 2005.

During 2002, the Company obtained individual construction loans on eight ground-up development properties. Total loan commitments aggregate $119.8 million of which approximately $38.9 million has been funded as of December 31, 2002. These loans have maturities ranging from 18 to 36 months and bear interest at rates averaging 4.38% at December 31, 2002.

         KDI Dispositions -

During the year ended December 31, 2002, KDI sold four of its recently completed projects and eight out-parcels for approximately $128.7 million, including the assignment of approximately $17.7 million in mortgage debt encumbering one of the properties. These sales resulted in pre-tax gains of approximately $15.9 million. Details are as follows:

During January 2002, KDI disposed of, in separate transactions, Mallwoods Center, a completed ground-up development project located in Miamisburg, OH and an out-parcel located in Hillsborough, NJ for an aggregate sales price of approximately $12.6 million.

During August 2002, KDI disposed of Wakefield Crossing, a completed ground-up development project located in Raleigh, NC, for a sales price of approximately $10.7 million.

During September 2002, KDI disposed of Cedar Hill Crossing, a completed ground-up development project located in Cedar Hills, TX, for a sales price of approximately $23.7 million including the assignment of approximately $17.7 million of mortgage debt. Effective with the sale, the Company entered into a property management agreement with the purchaser of this property. In addition to a property management fee, the Company is entitled to certain fees which are based on Net Cash Flows and Capital Transactions, as defined.

During December 2002, KDI disposed of an out-parcel located in Henderson, NV for approximately $1.3 million. The property was owned through a joint venture in which KDI has a 50% interest.

During 2002, KDI disposed of two out-parcels, located in Chandler, AZ for an aggregate sales price of approximately $1.6 million.

During 2002, KDI disposed of, in separate transactions, Phase I and four out-parcels of Forum at Olympia, a ground-up development project located in San Antonio, TX, for an aggregate sales price of approximately $78.8 million.

Operating Real Estate Joint Venture Investments -

         Kimco Income REIT ("KIR") -

During 1998, the Company formed KIR, an entity that was established for the purpose of investing in high quality real estate properties financed primarily with individual non-recourse mortgages. These properties include, but are not limited to, fully developed properties with strong, stable cash flows from credit-worthy retailers with long-term leases. The Company originally held a 99.99% limited partnership interest in KIR. Subsequent to KIR's formation, the Company sold a significant portion of its original interest to an institutional investor and admitted three other limited partners. As of December 31, 2002, KIR has received total capital commitments of $569.0 million, of which the Company subscribed for $247.0 million and the four limited partners subscribed for $322.0 million. The Company has a 43.3% non-controlling limited partnership interest in KIR and accounts for its investment under the equity method of accounting.

During 2002, the limited partners in KIR contributed $55.0 million towards their respective capital commitments, including $23.8 million by the Company. As of December 31, 2002, KIR had unfunded capital commitments of $129.0 million, including $55.9 million from the Company.

During 2002, KIR purchased five shopping center properties, in separate transactions, aggregating approximately 1.8 million square feet of GLA for approximately $213.5 million, including the assumption of approximately $63.1 million of mortgage debt encumbering two of the properties.

During July 2002, KIR disposed of a shopping center property in Aurora, IL for an aggregate sales price of approximately $2.4 million, which represented the approximate book value of the property.

As of December 31, 2002, the KIR portfolio was comprised of 68 shopping center properties aggregating approximately 14.0 million square feet of GLA located in 21 states.

During 2002, KIR obtained individual non-recourse, non-cross collateralized fixed-rate ten year mortgages aggregating approximately $170.3 million on seven of its previously unencumbered properties with rates ranging from 5.95% to 7.38% per annum. The net proceeds were used to finance the acquisition of various shopping center properties.

KIR maintains a secured revolving credit facility with a syndicate of banks, which is scheduled to expire in November 2003. This facility is collateralized by the unfunded subscriptions of certain partners, including those of the Company. The facility has an aggregate availability of up to $100.0 million based upon the amount of unfunded subscription commitments of certain partners. During January 2003, the aggregate availability under the credit facility was reduced to $90.0 million. Under the terms of the facility, funds may be borrowed for general corporate purposes including the acquisition of institutional quality properties. Borrowings under the facility accrue interest at LIBOR plus 0.80%. As of December 31, 2002, there was $15.0 million outstanding under this facility.

         RioCan Investments -

During October 2001, the Company formed the RioCan Venture in which the Company has a 50% non-controlling interest, to acquire retail properties and development projects in Canada. The acquisition and development projects are to be sourced and managed by RioCan and are subject to review and approval by a joint oversight committee consisting of RioCan management and the Company's management personnel. During 2002, the RioCan venture acquired 24 shopping center properties and four development properties, in separate transactions, comprising approximately 5.7 million square feet of GLA for an aggregate purchase price of approximately CAD $683.7 million (approximately USD $435.8 million) including the assumption of approximately CAD $321.5 million (approximately USD $203.1 million) in mortgage debt encumbering 13 of the properties. The Company has committed a total equity investment of up to CAD $250.0 million for the acquisition of retail properties and development projects. Capital contributions will only be required as suitable opportunities arise and are agreed to by the Company and RioCan. As of December 31, 2002, the RioCan Venture was comprised of 28 operating properties and four development properties, consisting of approximately 6.7 million square feet of GLA.

         Kimco / G.E. Joint Venture -

During 2001, the Company formed a joint venture (the "Kimco Retail Opportunity Portfolio" or "KROP") with GE Capital Real Estate ("GECRE"), in which the Company has a 20% non-controlling interest and manages the portfolio. The purpose of this joint venture is to acquire established, high-growth potential retail properties in the United States. Total capital commitments to KROP from GECRE and the Company are for $200.0 million and $50.0 million, respectively, and such commitments are funded proportionately as suitable opportunities arise and are agreed to by GECRE and the Company. The Company accounts for its investment in KROP under the equity method of accounting.

During 2002, GECRE and the Company contributed approximately $39.0 million and $9.8 million, respectively, towards their capital commitments. Additionally, GECRE and the Company provided short-term interim financing for all acquisitions made by KROP without a mortgage in place at the time of acquisition. All such financing bears interest at rates ranging from LIBOR plus 4.0% to 4.25% and have maturities of less than one year. As of December 31, 2002, KROP had outstanding short-term interim financing to GECRE and the Company totaling $17.3 million each.

During 2002, KROP purchased 16 shopping centers aggregating 1.6 million square feet of GLA for approximately $177.8 million, including the assumption of approximately $29.5 million of mortgage debt encumbering three of the properties.

During October 2002, KROP disposed of a shopping center in Columbia, MD for an aggregate sales price of approximately $2.9 million, which resulted in a gain of approximately $0.7 million.

During 2002, KROP obtained a cross-collateralized mortgage with a five-year term aggregating $73.0 million on eight properties with an interest rate of LIBOR plus 1.8%. Upon the sale of one of the collateralized properties during 2002, $1.9 million was repaid. In order to mitigate the risks of interest rate fluctuations associated with this variable rate obligation, KROP entered into an interest rate cap agreement for the notional value of this mortgage.

         Other Real Estate Joint Ventures -

The Company and its subsidiaries have investments in and advances to various other real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases.

During 2002, the Company acquired seven former Service Merchandise locations, in separate transactions, through a venture in which the Company has a 42.5% non-controlling interest. These properties were purchased for an aggregate purchase price of approximately $20.9 million. In November 2002, the joint venture obtained mortgages on two of these locations for approximately $7.0 million. The venture has signed leases for six of these locations and is actively negotiating with other retailers to lease the remaining location.

During July 2002, the Company acquired a property located in Kalamazoo, MI, through a joint venture in which the Company has a 50% non-controlling interest. The property was purchased for an aggregate purchase price of approximately $6.0 million.

During December 2002, the Company acquired an out-parcel of an existing property located in Tampa, FL, through a joint venture in which the Company has a 50% interest. The property was purchased for an aggregate purchase price of approximately $4.9 million.

Other Real Estate Investments -

         Montgomery Ward Asset Designation Rights -

During March 2001, the Company, through a taxable REIT subsidiary, formed a joint venture (the "Ward Venture") in which the Company has a 50% interest, for purposes of acquiring asset designation rights for substantially all of the real estate property interests of the bankrupt estate of Montgomery Ward LLC and its affiliates. These asset designation rights have provided the Ward Venture the ability to direct the ultimate disposition of the 315 fee and leasehold interests held by the bankrupt estate. The asset designation rights expired in August 2002 for the leasehold positions and are scheduled to expire in December 2004 for the fee owned locations. During the marketing period, the Ward Venture will be responsible for all carrying costs associated with the properties until the property is designated to a user.

For the year ended December 31, 2002, the Ward Venture has completed transactions on 32 properties and the Company has recognized pre-tax profits of approximately $11.3 million. As of December 31, 2002, there were 12 properties which continue to be marketed.

         Leveraged Lease -

During June 2002, the Company acquired a 90% equity participation interest in an existing leveraged lease of 30 properties. The properties are leased under a long-term bond-type net lease whose primary term expires in 2016, with the lessee having certain renewal option rights. The Company's cash equity investment was approximately $4.0 million. This equity investment is reported as a net investment in leveraged lease in accordance with the Financial Accounting Standards Board's ("FASB") issue of statement of Financial Accounting Standard ("SFAS") No. 13 (as amended). The net investment in leveraged lease reflects the original cash investment adjusted by remaining net rentals, estimated unguaranteed residual value, unearned and deferred income, and deferred taxes relating to the investment.

During 2002, four of these properties were sold whereby the proceeds from the sales were used to reduce the mortgage debt by approximately $9.6 million. As of December 31, 2002, the remaining 26 properties were encumbered by third party non-recourse debt of approximately $86.0 million that is scheduled to fully amortize during the primary term of the lease from a portion of the periodic net rents receivable under the net lease. As an equity participant in the leveraged lease, the Company has no general obligation for principal or interest payments on the debt, which is collateralized by a first mortgage lien on the properties and a collateral assignment of the lease. Accordingly, this obligation has been offset against the related net rental receivable under the lease.

         Kmart Venture -

During July 2002, the Company, through a taxable REIT subsidiary, formed a venture (the "Kmart Venture") in which the Company has a 60% controlling participation for purposes of acquiring asset designation rights for 54 former Kmart locations. The total commitment to Kmart by the Kmart Venture, prior to the profit sharing arrangement commencing, is approximately $43.0 million. As of December 31, 2002, the Kmart Venture has completed transactions on 35 properties and has funded the total commitment of approximately $43.0 million to Kmart.

         Kimsouth -

During November 2002, the Company, through its taxable REIT subsidiary, together with Prometheus Southeast Retail Trust, completed the merger and privatization of Konover Property Trust, which has been renamed Kimsouth Realty, Inc., ("Kimsouth"). The Company acquired 44.5% of the common stock of Kimsouth, which consisted primarily of 38 retail shopping center properties comprising approximately 17.4 million square feet of GLA. Total acquisition value was approximately $280.9 million including approximately $216.2 million in mortgage debt. The Company's investment strategy with respect to Kimsouth includes re-tenanting, repositioning and disposition of the properties. During December 2002, Kimsouth sold its joint venture interest in one property to its joint venture partner for net proceeds of approximately $4.6 million and disposed of a single property for net proceeds of approximately $2.9 million.

         Preferred Equity Capital -

During 2002, the Company established a preferred equity program, which provides capital to developers and owners of shopping centers. During 2002, the Company provided, in separate transactions, an aggregate of approximately $25.6 million in investment capital to developers and owners of nine shopping centers.

Mortgages and Other Financing Receivables -

During August 2001, the Company, through a joint venture in which the Company had a 50% interest, provided $27.5 million of debtor-in-possession financing (the "Ames Loan") to Ames Department Stores, Inc. ("Ames"), a retailer in bankruptcy. This loan which was collateralized by all of Ames' real estate interests, bore interest at prime plus 6.0%, and was scheduled to mature in August 2003.

During September 2002, the Ames Loan was restructured as a two-year $100 million secured revolving loan of which the Company has a 40.0% interest. This revolving loan is collateralized by all of Ames' real estate interests. The loan bears interest at 8.5% per annum and provides for contingent interest upon the successful disposition of the Ames properties. The outstanding balance on the revolving loan at December 31, 2002 was approximately $4.1 million.

During March 2002, the Company provided a $15.0 million three-year loan to Gottchalks, Inc., at an interest rate of 12.0% per annum collateralized by three properties. The Company receives interest and principal payments on a monthly basis. As of December 31, 2002, the outstanding loan balance was approximately $14.3 million.

During March 2002, the Company provided a $50.0 million ten-year loan to Shopko Stores, Inc., at an interest rate of 11.0% per annum collateralized by 15 properties. The Company receives principal and interest payments on a monthly basis. As of December 31, 2002, the outstanding loan balance was approximately $49.8 million.

During May 2002, the Company provided a $15.0 million three-year loan to Frank's Nursery & Crafts, Inc. ("Frank's"), at an interest rate of 10.25% per annum collateralized by 40 real estate interests. Interest is payable quarterly in arrears. An additional $7.5 million revolving loan at an interest rate of 10.25% per annum was also established. As of December 31, 2002, there were no borrowings outstanding on the additional revolving loan. As an inducement to make these loans, Frank's issued the Company approximately 4.4 million warrants with an exercise price of $1.15 per share.

Financing Transactions -

         Unsecured Debt -

During July 2002, the Company issued an aggregate $102.0 million of unsecured debt under its medium-term notes ("MTN") program. These issuances consisted of
(i) an $85.0 million floating-rate MTN which matures in August 2004 and bears interest at LIBOR plus 0.50% per annum and (ii) a $17.0 million fixed-rate MTN which matures in July 2012 and bears interest at 5.98% per annum. The proceeds from these MTN issuances were used toward the repayment of a $110.0 million floating-rate MTN which matured in August 2002. In addition, the Company entered into an interest rate swap agreement on the $85.0 million floating-rate MTN which effectively fixed the interest rate at 2.3725% per annum until November 2003.

During November 2002, the Company issued $35 million of 4.961% fixed-rate Senior Notes due 2007 (the "2007 Notes"). Interest on the 2007 Notes is payable semi-annually in arrears. Net proceeds from the issuance totaling approximately $34.9 million, after related transaction costs of approximately $0.1 million, were primarily used to repay outstanding borrowings on the Company's unsecured credit facilities.

Additionally, during November 2002, the Company issued $200 million of 6.0% fixed-rate Senior Notes due 2012 (the "2012 Notes"). Interest on the 2012 Notes is payable semi-annually in arrears. The 2012 Notes were sold at 99.79% of par value. Net proceeds from the issuance totaling approximately $198.3 million, after related transaction costs of approximately $1.3 million, were primarily used to repay outstanding borrowings on the Company's unsecured credit facilities.

         Construction Loans -

During 2002, the Company obtained construction financing on eight ground-up development projects for an aggregate loan amount of up to $119.8 million, of which approximately $38.9 million has been funded as of December 31, 2002. These loans have maturities ranging from 18 to 36 months and a weighted average interest rate of 4.38% at December 31, 2002.

         Early Extinguishment of Non-Recourse Mortgages -

As part of the Company's strategy to reduce its exposure to Kmart Corporation, the Company had previously encumbered seven Kmart sites with individual non-recourse mortgages aggregating approximately $70.8 million. As a result of the Kmart bankruptcy filing in January 2002 and the subsequent rejection of leases including leases at these encumbered sites, the Company, during July 2002, had suspended debt service payments on these loans and began active negotiations with the respective lenders.

During December 2002, the Company reached agreement with certain lenders in connection with four of these locations. The Company paid approximately $24.2 million in full satisfaction of these loans which aggregated $46.5 million. The Company recognized a gain on the early extinguishment of debt of approximately $22.3 million.

Additionally, during December 2002, the Company re-tenanted one location and has brought the mortgage loan encumbering this property current.

During February 2003, the Company reached agreement with the lender in connection with the two remaining encumbered locations. The Company paid approximately $8.3 million in full satisfaction of these loans which aggregated approximately $14.7 million. The Company will recognize a gain on early extinguishment of debt of approximately $6.2 million in the first quarter of 2003.

         Credit Facilities -

The Company maintains a $250.0 million unsecured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility is scheduled to mature in August 2003. The Company intends to renew this facility prior to maturity. Under the terms of the Credit Facility, funds may be borrowed for general corporate purposes, including (i) funding property acquisitions, (ii) funding development and redevelopment costs and (iii) funding any short-term working capital requirements. Interest on borrowings under the Credit Facility accrues at a spread (currently 0.65%) to LIBOR, which fluctuates in accordance with changes in the Company's senior debt ratings. The Company's senior debt ratings are currently A-/stable from Standard & Poors and Baa1/stable from Moody's Investor Services. As part of the Credit Facility, the Company has a competitive bid option where the Company may auction up to $100.0 million of its requested borrowings to the bank group. This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread to LIBOR of 0.65%. As of December 31, 2002, there was $40.0 million outstanding under the Credit Facility.

During July 2002, the Company further enhanced its liquidity position by establishing an additional $150.0 million unsecured revolving credit facility. During December 2002, the Company repaid the outstanding balance and terminated this facility.

         Equity -

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

During 2002, the Company issued approximately 0.4 million shares of common stock in connection with the exercise of common stock options by employees and through the Company's dividend reinvestment plan.

During October 2002, the Company acquired an interest in a shopping center property located in Daly City, CA valued at $80.0 million through the issuance of approximately 2.4 million downREIT units (the "Units") which are convertible at a ratio of 1:1 into the Company's common stock. The downREIT unit holder has the right to convert the Units at anytime after one year. In addition, the Company has the right to mandatorily require a conversion after ten years. If at the time of conversion the common stock price for the 20 previous trading days is less than $33.57 per share the unit holder would be entitled to additional shares, however, the maximum number of additional shares is limited to 251,966 based upon a floor common stock price of $30.36. The Company has the option to settle the conversion in cash. Dividends on the Units are paid quarterly at the rate of the Company's common stock dividend multiplied by 1.1057.

         Hedging Activities -

During 2002, the Company entered into two interest rate swap agreements on its
(i) $100.0 million remarketed reset notes, which fixed the interest rate at 3.03% from November 17, 2002 through August 17, 2003, and (ii) $85.0 million floating-rate notes, which fixed the interest rate at 2.3725% from November 2, 2002 through November 2, 2003.

Additionally, during 2002, the Company entered into various foreign currency forward contracts and a cross currency swap aggregating approximately CAD $210.7 million and MXN $383.7 million in connection with the Company's Canadian and Mexican real estate investments and investment in stock of RioCan. (See Note 15 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

Exchange Listings

The Company's common stock, Class A Depositary Shares, Class B Depositary Shares and Class C Depositary Shares are traded on the NYSE under the trading symbols "KIM", "KIMprA", "KIMprB", and "KIMprC", respectively. Trading of the Class D Depositary Shares ceased on January 3, 2002 in connection with the Company's mandatory redemption of such shares.

Item 2.  Properties

Real Estate Portfolio As of January 1, 2003, the Company's real estate portfolio was comprised of interests in approximately 86.5 million square feet of GLA in 530 neighborhood and community shopping center properties, two regional malls, 41 retail store leases, four parcels of undeveloped land and 22 projects under development, located in 41 states, Canada and Mexico. The Company's portfolio includes a 43.3% interest in 68 shopping center properties comprising approximately 14.0 million square feet of GLA relating to KIR, a 50% interest in 28 shopping center properties comprising approximately 6.7 million square feet of GLA relating to the RioCan Venture and a 20% interest in 15 shopping center properties comprising approximately 1.5 million square feet of GLA relating to KROP. Neighborhood and community shopping centers comprise the primary focus of the Company's current portfolio, representing approximately 98% of the Company's total shopping center GLA. As of January 1, 2003, approximately 87.8% of the Company's neighborhood and community shopping center space (excluding the KIR and KROP portfolios) was leased, and the average annualized base rent per leased square foot of the neighborhood and community shopping center portfolio (excluding the KIR and KROP portfolios) was $8.31. As of January 1, 2003, the KIR and KROP portfolios were 97.7% and 97.4% leased, respectively, with an average annualized base rent per leased square foot of $11.64 and $12.78, respectively.

The Company's neighborhood and community shopping center properties, generally owned and operated through subsidiaries or joint ventures, had an average size of approximately 149,000 square feet as of January 1, 2003. The Company generally retains its shopping centers for long-term investment and consequently pursues a program of regular physical maintenance together with major renovations and refurbishing to preserve and increase the value of its properties. These projects usually include renovating existing facades, installing uniform signage, resurfacing parking lots and enhancing parking lot lighting. During 2002, the Company capitalized approximately $7.0 million in connection with these property improvements and expensed to operations approximately $15.4 million.

The Company's neighborhood and community shopping centers are usually "anchored" by a national or regional discount department store, supermarket or drugstore. As one of the original participants in the growth of the shopping center industry and one of the nation's largest owners and operators of shopping centers, the Company has established close relationships with a large number of major national and regional retailers. Some of the major national and regional companies that are tenants in the Company's shopping center properties include Kmart Corporation, The Home Depot, Kohl's, TJX Companies, Wal-Mart, Best Buy, Toys R' Us, Royal Ahold, Office Max and Petsmart.

A substantial portion of the Company's income consists of rent received under long-term leases. Most of the leases provide for the payment of fixed base rentals monthly in advance and for the payment by tenants of an allocable share of the real estate taxes, insurance, utilities and common area maintenance expenses incurred in operating the shopping centers. Although many of the leases require the Company to make roof and structural repairs as needed, a number of tenant leases place that responsibility on the tenant, and the Company's standard small store lease provides for roof repairs to be reimbursed by the tenant as part of common area maintenance. The Company's management places a strong emphasis on sound construction and safety at its properties.

Approximately 1,879 of the Company's 6,375 leases also contain provisions requiring the payment of additional rent calculated as a percentage of tenants' gross sales above predetermined thresholds. Percentage Rents accounted for approximately 1% of the Company's revenues from rental property for the year ended December 31, 2002.

Minimum base rental revenues and operating expense reimbursements accounted for approximately 99% of the Company's total revenues from rental property for the year ended December 31, 2002. The Company's management believes that the base rent per leased square foot for many of the Company's existing leases is generally lower than the prevailing market-rate base rents in the geographic regions where the Company operates, reflecting the potential for future growth.

For the period January 1, 2002 to December 31, 2002, the Company increased the average base rent per leased square foot in its portfolio of neighborhood and community shopping centers (excluding the KIR and KROP portfolios) from $8.08 to $8.31, an increase of $0.23. This increase primarily consists of a $0.26 increase relating to acquisitions and dispositions and a $0.13 increase relating to new leases signed partially offset by a decrease of $0.16 relating primarily to the impact of the Kmart bankruptcy filing and subsequent lease rejections.

The Company seeks to reduce its operating and leasing risks through geographic and tenant diversity. No single neighborhood and community shopping center accounted for more than 0.8% of the Company's total shopping center GLA or more than 1.2% of total annualized base rental revenues as of December 31, 2002. The Company's five largest tenants, include Kmart Corporation (see Recent Developments - Kmart Bankruptcy), The Home Depot, Kohl's, TJX Companies and Wal-Mart, which represent approximately 4.5%, 2.8%, 2.7%, 2.5% and 1.9%, respectively, of the Company's annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest. The Company maintains an active leasing and capital improvement program that, combined with the high quality of the locations, has made, in management's opinion, the Company's properties attractive to tenants.

The Company's management believes its experience in the real estate industry and its relationships with numerous national and regional tenants gives it an advantage in an industry where ownership is fragmented among a large number of property owners.

Retail Store Leases In addition to neighborhood and community shopping centers, as of January 1, 2003, the Company had interests in retail store leases totaling approximately 3.8 million square feet of anchor stores in 41 neighborhood and community shopping centers located in 22 states. As of January 1, 2003, approximately 88.0% of the space in these anchor stores had been sublet to retailers that lease the stores under net lease agreements providing for average annualized base rental payments of $3.99 per square foot. The average annualized base rental payments under the Company's retail store leases to the land owners of such subleased stores is approximately $2.64 per square foot. The average remaining primary term of the retail store leases (and, similarly, the remaining primary terms of the sublease agreements with the tenants currently leasing such space) is approximately 5 years, excluding options to renew the leases for terms which generally range from 5 to 25 years. The Company's investment in retail store leases are included in the caption Other Real Estate Investments on the Company's Consolidated Balance Sheets.

Ground-Leased Properties The Company has interests in 60 shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company (or an affiliated joint venture) to construct and/or operate a shopping center. The Company or the joint venture pays rent for the use of the land and generally is responsible for all costs and expenses associated with the building and improvements. At the end of these long-term leases, unless extended, the land together with all improvements revert to the land owner.

Ground-Up Development Properties As of January 1, 2003, the Company, through its wholly-owned taxable REIT subsidiary, KDI, has currently in progress 19 ground-up development projects located in eight states which are held for sale upon completion. These projects had substantial pre-leasing prior to the commencement of construction. As of January 1, 2003, the average annual base rent per leased square foot for the KDI portfolio was $12.68 and the average annual base rent per leased square foot for new leases executed in 2002 was $13.76.

Undeveloped Land The Company owns certain unimproved land tracts and parcels of land adjacent to certain of its existing shopping centers that are held for possible expansion. At times, should circumstances warrant, the Company may develop or dispose of these parcels.

The table on pages 20 to 28 sets forth more specific information with respect to each of the Company's property interests.

Item 3.  Legal Proceedings

The Company is not presently involved in any litigation nor to its knowledge is any litigation threatened against the Company or its subsidiaries that, in management's opinion, would result in any material adverse effect on the Company's ownership, management or operation of its properties, or which is not covered by the Company's liability insurance.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.


                                    YEAR            OWNERSHIP         LAND     LEASABLE    PERCENT
                                 DEVELOPED          INTEREST/         AREA       AREA      LEASED
      LOCATION                  OR ACQUIRED      (EXPIRATION)(2)    (ACRES)   (SQ. FT.)      (1)
---------------------------------------------------------------------------------------------------
ALABAMA
      FAIRFIELD                     2000               FEE               8.7        86,566   100.0
      HOOVER                        2000               FEE              11.5       115,347   100.0
      MOBILE (9)                    2002          JOINT VENTURE         52.6       525,505    71.6
ARIZONA
      CHANDLER (4)                  2002          JOINT VENTURE          8.4        71,000    96.0
      FOUNTAIN HILLS (4)            2001          JOINT VENTURE         24.5        56,000    55.0
      GILBERT (4)                   2001          JOINT VENTURE         16.7        39,000    29.0
      GLENDALE (7)                  1998               FEE              40.5       333,388   100.0
      GLENDALE                      1998          JOINT VENTURE         48.2       111,825    97.0
      MESA                          1998               FEE              19.8       146,492    92.1
      NORTH PHOENIX                 1998               FEE              17.0       230,164   100.0
      PEORIA (4)                    2000          JOINT VENTURE         69.8       259,000    18.0
      PHOENIX                       1998               FEE              13.4       143,646    97.6
      PHOENIX                       1998               FEE              26.6       333,382    68.8
      PHOENIX                       1997               FEE              17.5       131,621    82.0
      TEMPE                         1998          JOINT VENTURE         21.1       236,015    48.2
      TEMPE (5)                     1998          JOINT VENTURE         20.0             -       -
CALIFORNIA
      ALHAMBRA                      1998               FEE              18.4       200,634    77.3
      ANAHEIM                       1995               FEE               1.0        15,396   100.0
      CARMICHAEL                    1998               FEE              18.5       212,811    98.8
      CHULA VISTA                   1998               FEE              31.3       371,222    39.1
      CORONA                        1998               FEE              47.6       486,958   100.0
      COVINA (7)                    2000       GROUND LEASE (2024)      25.4       263,699   100.0
      DALY CITY                     2002               FEE              25.6       485,318    79.7
      LA MIRADA                     1998               FEE              31.2       288,471    84.4
      MONTEBELLO (7)                2000               FEE              20.4       250,439   100.0
      OXNARD (7)                    1998               FEE              14.4       171,580   100.0
      SAN DIEGO (7)                 2000               FEE              11.2       117,410   100.0
      SAN RAMON (7)                 1999               FEE               5.3        42,066   100.0
      SANTA ANA                     1998               FEE              12.0       134,400   100.0
      SANTEE                        1998               FEE              10.4       103,903    96.0
      SANTEE (4)                    2002          JOINT VENTURE         44.0       272,000       -
      STOCKTON                      1999               FEE              14.6       152,919    31.2
      TEMECULA (7)                  1999               FEE              40.0       341,612    89.6
      TORRANCE (7)                  2000               FEE              26.7       266,917    97.0
COLORADO
      AURORA                        1998               FEE              13.8       145,754    99.4
      AURORA                        1998               FEE               9.9        44,174    95.1
      AURORA                        1998               FEE              13.9       152,981    98.6
      COLORADO SPRINGS              1998               FEE              10.7       107,310    92.1
      DENVER                        1998               FEE               1.5        18,405   100.0
      ENGLEWOOD                     1998               FEE               6.5        80,330   100.0
      FT. COLLINS                   2000               FEE              11.8       117,862    89.8
      LAKEWOOD                      1998               FEE               7.6        82,581    93.5
CONNECTICUT
      BRANFORD (7)                  2000               FEE              19.1       191,496    96.2
      ENFIELD (7)                   2000               FEE              16.2       162,459    98.8
      FARMINGTON                    1998               FEE              16.9       184,572   100.0
      HAMDEN                        1967          JOINT VENTURE         31.7       341,502    95.1
      NORTH HAVEN                   1998               FEE              31.7       331,919   100.0
      WATERBURY                     1993               FEE              13.1       137,943   100.0
DELAWARE
      ELSMERE                       1979       GROUND LEASE (2076)      17.1       114,530   100.0
      DOVER (5)                     1999          JOINT VENTURE         89.0             -       -
FLORIDA
      ALTAMONTE SPRINGS             1998          JOINT VENTURE         19.4       271,095    66.9
      ALTAMONTE SPRINGS             1995               FEE               5.6        94,193   100.0
      BOCA RATON                    1967               FEE               9.9        73,549    95.5
      BOYNTON BEACH (7)             1999               FEE              18.0       197,362    99.0
      BRADENTON                     1968          JOINT VENTURE          6.2        30,938    96.8
      BRADENTON                     1998               FEE              19.6       162,997    90.4
      BRANDON (7)                   2001               FEE              29.7       143,785   100.0
      CORAL SPRINGS                 1994               FEE               5.9        55,597   100.0
      CORAL SPRINGS                 1997               FEE               9.8        86,342    98.7
      EAST ORLANDO                  1971       GROUND LEASE (2068)      11.6       131,981    82.5
      FT. PIERCE                    1970          JOINT VENTURE         14.8       210,460    99.0
      HOLLYWOOD (9)                 2002          JOINT VENTURE         13.5       135,056    95.3
      HOLLYWOOD                     2002          JOINT VENTURE          5.0        50,000   100.0
      HOMESTEAD                     1972       GROUND LEASE (2018)
                                                 /JOINT VENTURE         21.0       208,794    99.5
      JACKSONVILLE                  1999               FEE              18.6       203,536   100.0
      JACKSONVILLE (9)              1987          JOINT VENTURE          7.2        72,136    98.5
      JACKSONVILLE                  2002          JOINT VENTURE          5.1        51,000   100.0
      JENSEN BEACH                  1994               FEE              20.7       173,356    97.4
      JENSEN BEACH (9)              2002          JOINT VENTURE         19.8       197,731    95.0
      KEY LARGO (7)                 2000               FEE              21.5       207,361    97.6
      KISSIMMEE                     1996               FEE              18.4       130,983    98.0
      LAKELAND                      2001               FEE              22.9       229,383    95.3
      LARGO                         1968               FEE              12.0       149,472   100.0
      LARGO                         1992               FEE              29.4       215,916    95.7
      LARGO                         1993               FEE               6.6        59,730    64.3
      LAUDERDALE LAKES              1968          JOINT VENTURE         10.0       115,341    98.2
      LAUDERHILL                    1978               FEE              17.8       181,476    91.7
      LEESBURG                      1969       GROUND LEASE (2017)       1.3        13,468    88.9
      MARGATE                       1993               FEE              34.1       260,896    94.1
      MELBOURNE                     1968       GROUND LEASE (2071)      11.5       168,737    97.5

                                                       MAJOR LEASES
                                 -------------------------------------------------------------
                                                                       LEASE         OPTION
      LOCATION                   TENANT NAME                        EXPIRATION     EXPIRATION
----------------------------------------------------------------------------------------------
ALABAMA
      FAIRFIELD                 TELETECH CUSTOM                       2009           2029
      HOOVER                    WAL-MART                              2025           2095
      MOBILE (9)                WAL-MART                              2006           2036
ARIZONA
      CHANDLER (4)              BASHAS                                2022           2042
      FOUNTAIN HILLS (4)        WALGREENS                             2078
      GILBERT (4)               PETER PIPER PIZZA                     2013           2023
      GLENDALE (7)              COSTCO                                2011           2046
      GLENDALE                  SEARS                                 2006           2016
      MESA                      ROSS STORES                           2005
      NORTH PHOENIX             BURLINGTON COAT FACTORY               2013           2023
      PEORIA (4)                ROSS STORES                           2013           2033
      PHOENIX                   HOME DEPOT                            2020           2050
      PHOENIX                   COSTCO                                2006           2041
      PHOENIX                   SAFEWAY                               2009           2039
      TEMPE                     PETSMART                              2011           2031
      TEMPE (5)
CALIFORNIA
      ALHAMBRA                  COSTCO                                2027           2057
      ANAHEIM
      CARMICHAEL                HOME DEPOT                            2008           2022
      CHULA VISTA               COSTCO                                2006           2041
      CORONA                    COSTCO                                2007           2042
      COVINA (7)                HOME DEPOT                            2004           2034
      DALY CITY                 BURLINGTON COAT FACTORY               2012           2022
      LA MIRADA                 TOYS "R" US                           2012           2032
      MONTEBELLO (7)            SEARS                                 2012           2062
      OXNARD (7)                TARGET                                2008           2013
      SAN DIEGO (7)             LUCKY STORES                          2012
      SAN RAMON (7)             PETCO                                 2012           2012
      SANTA ANA                 HOME DEPOT                            2015           2035
      SANTEE                    OFFICE DEPOT                          2006           2021
      SANTEE (4)
      STOCKTON                  OFFICE DEPOT                          2005           2015
      TEMECULA (7)              FOOD 4 LESS                           2010           2030
      TORRANCE (7)              LINENS N THINGS                       2010           2020
COLORADO
      AURORA                    TJ MAXX                               2007           2012
      AURORA
      AURORA                    ALBERTSONS                            2007           2043
      COLORADO SPRINGS          ALBERTSONS                            2004           2034
      DENVER                    SAV-A-LOT                             2012           2027
      ENGLEWOOD                 HOBBY LOBBY                           2013           2023
      FT. COLLINS               KOHLS                                 2020           2070
      LAKEWOOD                  SAFEWAY                               2007           2032
CONNECTICUT
      BRANFORD (7)              KOHLS                                 2007           2022
      ENFIELD (7)               KOHLS                                 2021           2041
      FARMINGTON                SPORTS AUTHORITY                      2018           2063
      HAMDEN                    WAL-MART                              2019           2039
      NORTH HAVEN               HOME DEPOT                            2009           2029
      WATERBURY                 STOP & SHOP                           2013           2043
DELAWARE
      ELSMERE                   VALUE CITY                            2008           2038
      DOVER (5)
FLORIDA
      ALTAMONTE SPRINGS         DSW SHOE WAREHOUSE                    2012           2032
      ALTAMONTE SPRINGS         THOMASVILLE HOME                      2011           2021
      BOCA RATON                WINN DIXIE                            2008           2033
      BOYNTON BEACH (7)         ALBERTSONS                            2015           2040
      BRADENTON                 GRAND CHINA                           2009           2014
      BRADENTON                 PUBLIX                                2012           2032
      BRANDON (7)               BED BATH & BEYOND                     2005           2015
      CORAL SPRINGS             LINENS N THINGS                       2012           2027
      CORAL SPRINGS             TJ MAXX                               2007           2017
      EAST ORLANDO              SPORTS AUTHORITY                      2010           2020
      FT. PIERCE                KMART                                 2006           2016
      HOLLYWOOD (9)             WINN-DIXIE                            2011           2036
      HOLLYWOOD                 TJ MAXX                               2010
      HOMESTEAD                 PUBLIX                                2014           2034
      JACKSONVILLE              BURLINGTON COAT FACTORY               2008           2018
      JACKSONVILLE (9)          FOOD LION                             2012           2042
      JACKSONVILLE              TJ MAXX                               2010
      JENSEN BEACH              MARSHALLS                             2005           2020
      JENSEN BEACH (9)          HOME DEPOT                            2005           2030
      KEY LARGO (7)             KMART                                 2014           2064
      KISSIMMEE                 KASH N KARRY                          2006           2036
      LAKELAND                  STEIN MART                            2006           2026
      LARGO                     WAL-MART                              2007           2027
      LARGO                     PUBLIX                                2009           2029
      LARGO
      LAUDERDALE LAKES          SAVE- A- LOT                          2007           2017
      LAUDERHILL                WORLD JEWELRY CENTER                  2014           2024
      LEESBURG
      MARGATE                   PUBLIX                                2008           2028
      MELBOURNE                 SUBMITTORDER CO                       2010           2022

                                                                              MAJOR LEASES
                               ----------------------------------------------------------------------------------------------------
                                                             LEASE        OPTION                             LEASE         OPTION
      LOCATION                    TENANT NAME             EXPIRATION    EXPIRATION   TENANT NAME           EXPIRATION    EXPIRATION
-----------------------------------------------------------------------------------------------------------------------------------
ALABAMA
      FAIRFIELD
      HOOVER
      MOBILE (9)                 KROGER                     2006                    SAAD'S HEALTH CARE          2004
ARIZONA
      CHANDLER (4)
      FOUNTAIN HILLS (4)
      GILBERT (4)
      GLENDALE (7)               LEVITZ                     2012          2032
      GLENDALE                   MICHAELS                   2008          2018      FACTORY 2U STORES           2005          2015
      MESA                       HARKINS THEATRE            2005          2025      OUR HOME                    2005          2015
      NORTH PHOENIX              ULTIMATE ELECTRONICS       2015          2030      MICHAELS                    2007          2022
      PEORIA (4)                 MICHAELS                   2012          2032
      PHOENIX                    JOANN FABRICS              2010          2025      AUTO ZONE                   2008          2013
      PHOENIX                    RODEO                      2005                    PETSMART                    2003
      PHOENIX                    PIANO WAREHOUSE            2006          2011
      TEMPE                      STAPLES                    2005          2025      GUITAR CENTER               2007          2017
      TEMPE (5)
CALIFORNIA
      ALHAMBRA                   COSTCO                     2027          2057      JOANN FABRICS               2004          2019
      ANAHEIM
      CARMICHAEL                 SPORTS AUTHORITY           2009          2024      LONGS DRUG                  2013          2033
      CHULA VISTA
      CORONA                     HOME DEPOT                 2010          2029      LEVITZ                      2009          2029
      COVINA (7)                 STAPLES                    2006          2011      PETSMART                    2008          2028
      DALY CITY                  SAFEWAY                    2004          2024      WALGREENS                   2007
      LA MIRADA                  LA FITNESS                 2012          2022      US POST OFFICE              2010          2020
      MONTEBELLO (7)             AMC THEATRES               2012          2032      TOYS "R" US                 2018          2043
      OXNARD (7)                 FOOD 4 LESS                2008                    24 HOUR FITNESS             2010          2030
      SAN DIEGO (7)              SPORTMART                  2013
      SAN RAMON (7)
      SANTA ANA
      SANTEE                     ROSS STORES                2004          2024      MICHAELS                    2008          2018
      SANTEE (4)
      STOCKTON                   COSTCO                     2008          2033
      TEMECULA (7)               TJ MAXX                    2006          2011      KMART                       2017          2032
      TORRANCE (7)               MARSHALLS                  2004          2019      HL TORRANCE                 2011          2021
COLORADO
      AURORA
      AURORA
      AURORA                     COOMER CRAFTS              2006                    CROWN LIQUORS               2005          2010
      COLORADO SPRINGS           EL PASO COUNTY             2005
      DENVER
      ENGLEWOOD                  OLD COUNTRY BUFFET         2009          2019
      FT. COLLINS
      LAKEWOOD
CONNECTICUT
      BRANFORD (7)               SUPER FOODMART             2016          2038
      ENFIELD (7)                WALDBAUMS                  2014          2034
      FARMINGTON                 LINENS N THINGS            2016          2036      BORDERS BOOKS               2018          2063
      HAMDEN                     BON-TON                    2012                    BOB'S STORES                2016          2036
      NORTH HAVEN                BJ'S                       2006          2041      XPECT DISCOUNT              2008          2013
      WATERBURY                  RAYMOUR & FLANIGAN         2017          2037
DELAWARE
      ELSMERE
      DOVER (5)
FLORIDA
      ALTAMONTE SPRINGS          MICHAELS                   2005          2015      CLASSIC LEATHER             2009          2014
      ALTAMONTE SPRINGS          PEARL ARTS N CRAFTS        2008          2018      ORIENTAL MARKET             2012          2022
      BOCA RATON
      BOYNTON BEACH (7)
      BRADENTON
      BRADENTON                  TJ MAXX                    2009          2019      JOANN FABRICS               2009          2024
      BRANDON (7)                ROSS DRESS FOR LESS        2005          2025      THOMASVILLE                 2010          2020
      CORAL SPRINGS
      CORAL SPRINGS              RAG SHOP                   2006          2026      BLOCKBUSTER                 2006          2016
      EAST ORLANDO               OFFICE DEPOT               2005          2025
      FT. PIERCE                 WINN DIXIE                 2005          2027
      HOLLYWOOD (9)              DOLLAR MART PLUS 2, INC.   2007          2011
      HOLLYWOOD                  MICHAELS                   2010
      HOMESTEAD
                                 MARSHALLS                  2011          2026      OFFICEMAX                   2013          2028
      JACKSONVILLE               OFFICEMAX                  2012          2032      TJ MAXX                     2007          2017
      JACKSONVILLE (9)
      JACKSONVILLE               MICHAELS                   2012
      JENSEN BEACH
      JENSEN BEACH (9)           PETSMART                   2009          2029
      KEY LARGO (7)              PUBLIX                     2009          2029
      KISSIMMEE                  OFFICEMAX                  2012          2027      JOANN FABRICS               2006          2016
      LAKELAND                   AMC THEATRES               2007          2017      ROSS STORES                 2007          2012
      LARGO                      BARGAIN BOOKS              2003
      LARGO                      AMC THEATRES               2011          2036      OFFICE DEPOT                2004          2019
      LARGO
      LAUDERDALE LAKES           THINK THRIFT               2007          2017
      LAUDERHILL                 BABIES R US                2004          2014      BOARDMANS                   2005          2010
      LEESBURG
      MARGATE                    OFFICE DEPOT               2005          2020      SAM ASH MUSIC               2006          2011
      MELBOURNE                  JOANN FABRICS              2006          2016      WALGREENS                   2045


                                    YEAR            OWNERSHIP         LAND     LEASABLE    PERCENT
                                 DEVELOPED          INTEREST/         AREA       AREA      LEASED
      LOCATION                  OR ACQUIRED      (EXPIRATION)(2)    (ACRES)   (SQ. FT.)      (1)
---------------------------------------------------------------------------------------------------
      MELBOURNE                     1994               FEE              13.8       131,851    74.8
      MELBOURNE                     1998               FEE              13.2       148,660    94.0
      MELBOURNE (9)                 1987          JOINT VENTURE         11.9       118,828    87.3
      MIAMI                         1968               FEE               8.2       104,968   100.0
      MIAMI                         1962          JOINT VENTURE         14.0       166,578    96.0
      MIAMI                         1986               FEE               7.8        83,380   100.0
      MIAMI                         1995               FEE               5.4        63,604   100.0
      MIAMI                         1985               FEE              15.9       108,795   100.0
      MOUNT DORA                    1997               FEE              12.4       118,150   100.0
      OAKLAND PARK (9)              2002          JOINT VENTURE         13.2       132,226    89.3
      OCALA                         1997               FEE              27.2       254,459    91.4
      ORLANDO (7)                   2000               FEE              18.0       179,065    97.4
      ORLANDO                       1968          JOINT VENTURE         10.0       114,434   100.0
      ORLANDO                       1968               FEE              12.0       131,646    97.5
      ORLANDO                       1968       GROUND LEASE (2047)
                                                  /JOINT VENTURE         7.8       110,788   100.0
      ORLANDO                       1994               FEE              28.0       236,486    97.4
      ORLANDO                       1996               FEE              11.7       127,806   100.0
      PALATKA                       1970               FEE               8.9        82,730    85.7
      PANAMA CITY (4)               2002          JOINT VENTURE          8.0        52,000    74.1
      PENSACOLA (9)                 2002          JOINT VENTURE         18.2       181,910    82.5
      PLANTATION                    1974          JOINT VENTURE          4.6        60,414   100.0
      POMPANO BEACH                 1968          JOINT VENTURE          6.6        66,838   100.0
      PORT RICHEY (7)               1998               FEE              14.3       103,294    93.3
      RIVIERA BEACH                 1968          JOINT VENTURE          5.1        46,390    78.7
      SANFORD                       1989               FEE              40.9       155,753    98.5
      SARASOTA                      1970               FEE              10.0       102,485   100.0
      SARASOTA                      1989               FEE              12.0       128,177    88.3
      ST. PETERSBURG                1968        GROUND LEASE (2084)
                                                  /JOINT VENTURE         9.0       118,979    89.9
      TALLAHASSEE                   1998               FEE              12.8       105,535    95.4
      TALLAHASSEE (4)               2000       GROUND LEASE(2085)
                                                 /JOINT VENTURE         34.0       211,000       -
      TAMPA (7)                     2001               FEE              73.0       324,846    98.2
      TAMPA                         1997               FEE              16.3       127,837   100.0
      TAMPA (4)                     2001          JOINT VENTURE         30.9        79,000       -
      WEST PALM BEACH (9)           2002          JOINT VENTURE         12.0       119,570    81.2
      WEST PALM BEACH               1995               FEE               7.9        80,845    95.4
      WEST PALM BEACH               1967          JOINT VENTURE          7.6        77,286    98.8
      WINTER HAVEN                  1973          JOINT VENTURE         13.9        92,428    88.9
GEORGIA
      ATLANTA                       1988               FEE              19.5       165,314   100.0
      AUGUSTA                       1995               FEE              11.3       119,930    70.8
      AUGUSTA (7)                   2001               FEE              24.0       533,039    99.3
      GAINSVILLE                    1993          JOINT VENTURE         12.6       142,468   100.0
      MACON                         1969               FEE              12.3       127,260    54.9
      MARIETTA (9)                  2002          JOINT VENTURE         15.2       151,820    93.1
      SAVANNAH                      1993               FEE              22.2       187,076    92.2
      SAVANNAH                      1995       GROUND LEASE (2045)       9.5        88,325    98.2
      SNELLVILLE (7)                2001               FEE              35.6       311,164   100.0
      SMYRNA (9)                    2002          JOINT VENTURE          7.8        77,961    99.7
ILLINOIS
      ADDISON                       1968       GROUND LEASE (2066)       8.0        93,289    22.0
      ADDISON                       1998               FEE              16.4       115,130       -
      ALTON                         1986               FEE              21.2       159,824    82.1
      ARLINGTON HEIGHTS             1998               FEE               7.0        80,040       -
      AURORA                        1998               FEE              17.9        91,182       -
      BATAVIA (7)                   2002               FEE              31.7       272,416   100.0
      BELLEVILLE                    1987       GROUND LEASE (2066)      20.3        81,490   100.0
      BLOOMINGTON                   1972               FEE              16.1       188,250   100.0
      BRADLEY                       1996               FEE               5.4        80,535   100.0
      BRIDGEVIEW (6)                1998               FEE               6.8        88,069       -
      CALUMET CITY                  1997               FEE              17.0       197,383    33.9
      CARBONDALE                    1997       GROUND LEASE (2052)       8.1        80,535   100.0
      CHAMPAIGN                     1999               FEE               9.0       102,615   100.0
      CHAMPAIGN(7)                  2001               FEE               9.3       111,720   100.0
      CHICAGO                       1997               FEE              13.4       109,441   100.0
      CHICAGO                       1997       GROUND LEASE (2040)      17.5       104,264   100.0
      CHICAGO                       1997               FEE               6.0        86,894   100.0
      CHICAGO                       1988               FEE               6.4        80,842       -
      COUNTRYSIDE                   1997       GROUND LEASE (2053)      27.7       121,894     2.9
      CRESTWOOD                     1997       GROUND LEASE (2051)      36.8        79,903   100.0
      CRYSTAL LAKE                  1998               FEE               6.1        80,390   100.0
      DOWNERS GROVE                 1998       GROUND LEASE (2041)       7.2       192,639   100.0
      DOWNERS GROVE                 1999               FEE              24.8       144,670   100.0
      DOWNERS GROVE                 1997               FEE              12.0       141,906   100.0
      ELGIN                         1972               FEE              18.7       186,432    92.5
      ELGIN                         1998               FEE               9.0       100,342       -
      FAIRVIEW HEIGHTS              1986       GROUND LEASE (2050)      19.1       192,073    96.6
      FOREST PARK                   1997       GROUND LEASE (2021)       9.3        98,371   100.0
      GENEVA                        1996               FEE               8.2       104,688   100.0
      MATTESON                      1997               FEE              17.0       136,885    91.3
      MT. PROSPECT                  1997               FEE              16.8       192,789    84.0
      MUNDELIEN                     1991               FEE               7.6        85,018   100.0
      NAPERVILLE                    1997               FEE               9.0       101,827   100.0
      NORRIDGE                      1997       GROUND LEASE (2042)      11.7       116,914   100.0
      OAKLAWN                       1997               FEE              15.4       165,337   100.0
      OAKBROOK TERRACE              1997               FEE              15.6       165,100   100.0
      ORLAND PARK                   1998               FEE               7.8       166,000   100.0
      ORLAND PARK                   1980               FEE              18.8       131,546   100.0
      OTTAWA                        1970               FEE               9.0        60,000   100.0

                                                       MAJOR LEASES
                               -------------------------------------------------------------
                                                                     LEASE         OPTION
      LOCATION                 TENANT NAME                        EXPIRATION     EXPIRATION
--------------------------------------------------------------------------------------------
      MELBOURNE               TEGGE FURNISHINGS                     2005           2007
      MELBOURNE               KROGER                                2004           2034
      MELBOURNE (9)           PUBLIX                                2007
      MIAMI                   KMART                                 2009           2029
      MIAMI                   BABIES R US                           2006           2021
      MIAMI                   PUBLIX                                2009           2029
      MIAMI                   KIDS R US                             2016           2021
      MIAMI                   PUBLIX                                2019           2039
      MOUNT DORA              KMART                                 2013           2063
      OAKLAND PARK (9)        WINN DIXIE                            2012           2037
      OCALA                   KMART                                 2006           2021
      ORLANDO (7)             KMART                                 2014           2064
      ORLANDO                 BALLY TOTAL FITNESS                   2008           2018
      ORLANDO                 BED BATH & BEYOND                     2007           2022
      ORLANDO                 OFFICE FURNITURE                      2008
      ORLANDO                 OLD TIME POTTER                       2010           2020
      ORLANDO                 ROSS STORES                           2008           2028
      PALATKA                 SAV-A-LOT                             2003           2013
      PANAMA CITY (4)         ROSS DRESS FOR LESS                   2014           2034
      PENSACOLA (9)           WINN DIXIE                            2012           2037
      PLANTATION              BREAD OF LIFE                         2009           2019
      POMPANO BEACH           RAMP 48                               2003           2009
      PORT RICHEY (7)         CIRCUIT CITY                          2011           2031
      RIVIERA BEACH           GOODWILL INDUSTRIES                   2005           2008
      SANFORD                 ROSS STORES                           2012           2032
      SARASOTA                TJ MAXX                               2007           2017
      SARASOTA                KASH N KARRY                          2020           2040
      ST. PETERSBURG          KASH N KARRY                          2017           2037
      TALLAHASSEE             STEIN MART                            2003           2008
      TALLAHASSEE (4)         BED BATH & BEYOND                     2017           2032
      TAMPA (7)               BEST BUY                              2016           2031
      TAMPA                   STAPLES                               2008           2018
      TAMPA (4)
      WEST PALM BEACH (9)     WINN DIXIE                            2017           2042
      WEST PALM BEACH         BABIES R US                           2006           2021
      WEST PALM BEACH         WINN DIXIE                            2010           2030
      WINTER HAVEN            BIG LOTS                              2005           2010
GEORGIA
      ATLANTA                 SCOTT ANTIQUES                        2005
      AUGUSTA                 TJ MAXX                               2004           2014
      AUGUSTA (7)             SPORTS AUTHORITY                      2012           2027
      GAINSVILLE              FARMERS FURNITURE                     2008           2013
      MACON                   FREDS STORES                          2004           2014
      MARIETTA (9)            GREAT ATLANTIC & PACIFIC              2004           2024
      SAVANNAH                BED BATH & BEYOND                     2013           2028
      SAVANNAH                MEDIA PLAY                            2006           2021
      SNELLVILLE (7)          KOHLS                                 2022           2062
      SMYRNA (9)              INGLES GROCERY                        2012
ILLINOIS
      ADDISON
      ADDISON
      ALTON                   VALUE CITY                            2008           2023
      ARLINGTON HEIGHTS
      AURORA
      BATAVIA (7)             KOHLS                                 2019           2049
      BELLEVILLE              KMART                                 2024           2054
      BLOOMINGTON             SCHNUCK MARKETS                       2004           2024
      BRADLEY                 CARSON PIRIE SCOTT                    2014           2034
      BRIDGEVIEW (6)
      CALUMET CITY            MARSHALLS                             2008
      CARBONDALE              K'S MERCHANDISE                       2012           2052
      CHAMPAIGN               K'S MERCHANDISE                       2014           2034
      CHAMPAIGN(7)            BEST BUY                              2016           2031
      CHICAGO
      CHICAGO                 GOLDBLATT'S                           2005           2025
      CHICAGO
      CHICAGO
      COUNTRYSIDE
      CRESTWOOD               KMART                                 2024           2051
      CRYSTAL LAKE            HOBBY LOBBY                           2009           2019
      DOWNERS GROVE           RHODES FURNITURE                      2008           2018
      DOWNERS GROVE           DOMINICK'S                            2004           2019
      DOWNERS GROVE           TJ MAXX                               2009           2024
      ELGIN                   ELGIN MALL                            2013           2023
      ELGIN
      FAIRVIEW HEIGHTS        OFFICEMAX                             2015           2025
      FOREST PARK             KMART                                 2021
      GENEVA                  GANDER MOUNTAIN CO.                   2013           2028
      MATTESON                MARSHALLS                             2005           2010
      MT. PROSPECT            HOBBY LOBBY                           2016           2026
      MUNDELIEN               BURLINGTON COAT FACTORY               2018           2033
      NAPERVILLE              BURLINGTON COAT FACTORY               2018           2033
      NORRIDGE                KMART                                 2024           2042
      OAKLAWN                 KMART                                 2024           2054
      OAKBROOK TERRACE        LINENS N THINGS                       2017           2032
      ORLAND PARK             RHODES FURNITURE                      2008           2018
      ORLAND PARK             VALUE CITY                            2015           2030
      OTTAWA                  VALUE CITY                            2006           2011

                                                                                    MAJOR LEASES
                              ----------------------------------------------------------------------------------------------------
                                                            LEASE        OPTION                             LEASE         OPTION
      LOCATION                   TENANT NAME             EXPIRATION    EXPIRATION   TENANT NAME           EXPIRATION    EXPIRATION
----------------------------------------------------------------------------------------------------------------------------------
      MELBOURNE                 GOODWILL INDUSTRIES        2004          2010      SAVE-A-LOT                  2013          2023
      MELBOURNE                 BED BATH & BEYOND          2013          2028
      MELBOURNE (9)             WALGREENS                  2027
      MIAMI                     FLEMING COMPANIES          2003          2008      WALGREENS                   2009
      MIAMI                     FIRESTONE                  2003          2009
      MIAMI                     WALGREENS                  2018
      MIAMI                     PARTY CITY                 2007          2017
      MIAMI                     WALGREENS                  2058
      MOUNT DORA
      OAKLAND PARK (9)          U.S. POST OFFICE           2006          2006
      OCALA                     SUPERX DRUGS               2006          2021
      ORLANDO (7)               PUBLIX                     2012          2037
      ORLANDO                   JOANN FABRICS              2006          2011      PARTY CITY                  2005          2015
      ORLANDO                   BOOKS-A-MILLION            2006          2016      OFFICEMAX                   2008          2023
      ORLANDO                   HOUSE OF HOPE              2003
      ORLANDO                   SPORTS AUTHORITY           2011          2031      SAND LAKE 7 THEATRE         2007          2012
      ORLANDO                   BIG LOTS                   2004          2009      WORLD GYM                   2010          2020
      PALATKA                   BIG LOTS                   2007          2017
      PANAMA CITY (4)           BED BATH & BEYOND          2013          2028
      PENSACOLA (9)             GULF POWER COMPANY         2005                    BEALLS OUTLET               2006          2016
      PLANTATION                WHOLE FOODS                2009          2019
      POMPANO BEACH
      PORT RICHEY (7)           STAPLES                    2006          2011      MICHAELS                    2006
      RIVIERA BEACH
      SANFORD                   OFFICE DEPOT               2009          2019      ECKERD                      2005          2025
      SARASOTA                  OFFICEMAX                  2009          2024      FRANKS NURSERY              2012          2032
      SARASOTA                  ANTHONY'S LADIES WEAR      2007          2017      PET SUPERMARKET             2008          2013
      ST. PETERSBURG            TJ MAXX                    2007          2012      BARGAIN BOOKS               2003
      TALLAHASSEE
      TALLAHASSEE (4)           MARSHALLS                  2011          2021      MICHAELS                    2011          2031
      TAMPA (7)                 JOANN FABRICS              2016          2031      BED BATH & BEYOND           2015          2030
      TAMPA                     ROSS STORES                2007          2022
      TAMPA (4)
      WEST PALM BEACH (9)       WALGREENS                  2018          2058
      WEST PALM BEACH
      WEST PALM BEACH
      WINTER HAVEN
GEORGIA
      ATLANTA
      AUGUSTA                   ROSS STORES                2013          2033
      AUGUSTA (7)               MANSOUR'S                  2020          2040      BED BATH & BEYOND           2013          2028
      GAINSVILLE                BIG LOTS                   2012                    OFFICE DEPOT                2004          2020
      MACON                     ODD LOTS                   2003
      MARIETTA (9)              WORLD'S GYM                2004
      SAVANNAH                  TJ MAXX                    2005          2015      MARSHALLS                   2007          2022
      SAVANNAH                  STAPLES                    2015          2030
      SNELLVILLE (7)            BELK'S                     2015          2035      LINENS N THINGS             2015          2030
      SMYRNA (9)
ILLINOIS
      ADDISON
      ADDISON
      ALTON
      ARLINGTON HEIGHTS
      AURORA
      BATAVIA (7)               HOBBY LOBBY                2009          2019      LINENS N THINGS             2014          2029
      BELLEVILLE
      BLOOMINGTON               TOYS "R" US                2015          2045      BARNES & NOBLE              2005          2015
      BRADLEY
      BRIDGEVIEW (6)
      CALUMET CITY              BEST BUY                   2012          2032
      CARBONDALE
      CHAMPAIGN
      CHAMPAIGN(7)              DICK'S SPORTING GOODS      2016          2031      MICHAELS                    2010          2025
      CHICAGO
      CHICAGO                   JB GRUBART                 2005          2013      FASHION ISLAND              2003          2013
      CHICAGO
      CHICAGO
      COUNTRYSIDE
      CRESTWOOD
      CRYSTAL LAKE              DINO REX II, LLC           2012          2022
      DOWNERS GROVE             HOME DEPOT                 2022          2062
      DOWNERS GROVE             WALGREENS                  2022
      DOWNERS GROVE             BEST BUY                   2016          2031      BEST BUY                    2012          2032
      ELGIN                     ELGIN FARMERS PRODUCTS     2010          2030
      ELGIN
      FAIRVIEW HEIGHTS          WALGREENS                  2010          2029
      FOREST PARK
      GENEVA
      MATTESON                  SPORTSMART                 2014          2029      LINEN N THINGS              2014          2029
      MT. PROSPECT              KOHLS                      2024          2054
      MUNDELIEN
      NAPERVILLE
      NORRIDGE
      OAKLAWN                   CHUCK E CHEESE             2007
      OAKBROOK TERRACE
      ORLAND PARK
      ORLAND PARK
      OTTAWA


                                    YEAR            OWNERSHIP         LAND     LEASABLE    PERCENT
                                 DEVELOPED          INTEREST/         AREA       AREA      LEASED
      LOCATION                  OR ACQUIRED      (EXPIRATION)(2)    (ACRES)   (SQ. FT.)      (1)
--------------------------------------------------------------------------------------------------
      PEORIA                        1997       GROUND LEASE (2031)      20.5       156,067   100.0
      ROCKFORD (6)                  1998       GROUND LEASE (2030)      10.3       102,971       -
      SCHAUMBURG                    1998               FEE               7.3       167,690   100.0
      SKOKIE                        1997               FEE               5.8        58,455   100.0
      SPRINGFIELD                   1986       GROUND LEASE (2028)      11.6       115,526   100.0
      STREAMWOOD                    1999               FEE               5.6        81,000   100.0
      WAUKEGAN                      1998               FEE               6.8        90,555   100.0
      WOODRIDGE                     1998               FEE              13.1       163,573    94.7
INDIANA
      EVANSVILLE                    1986               FEE              14.2       193,472    85.3
      EVANSVILLE                    1986               FEE              11.5       149,182    26.3
      FELBRAM                       1970               FEE               4.1        27,400   100.0
      GREENWOOD                     1970               FEE              25.7       168,577   100.0
      GRIFFITH                      1997       GROUND LEASE (2054)      10.6       114,684   100.0
      INDIANAPOLIS                  1963          JOINT VENTURE         17.4       165,220    92.8
      INDIANAPOLIS                  1986               FEE              20.6       185,589    94.3
      INDIANAPOLIS                  1997               FEE               9.6        96,476       -
      LAFAYETTE                     1971               FEE              12.4        90,500   100.0
      LAFAYETTE                     1997               FEE              24.3       183,440    47.2
      LAFAYETTE                     1998               FEE              43.2       214,876    95.7
      MISHAWAKA                     1998               FEE               7.5        82,100   100.0
      SOUTH BEND                    1999               FEE               1.8        81,668   100.0
IOWA
      CLIVE                         1996               FEE               8.8        90,000   100.0
      CLIVE (8)                     2002          JOINT VENTURE         23.0       109,434    91.0
      DES MOINES                    1999               FEE              23.0       156,506    77.1
      SE DES MOINES                 1996               FEE               9.6       111,847   100.0
      DUBUQUE                       1997       GROUND LEASE (2019)       6.5        82,979   100.0
      DAVENPORT                     1997       GROUND LEASE (2028)       9.1        91,035   100.0
      WATERLOO                      1996               FEE               9.0        96,000   100.0
KANSAS
      OVERLAND PARK                 1980               FEE              14.5       162,982   100.0
      WICHITA (7)                   1998               FEE              13.5       133,771    97.3
      E. WICHITA (7)                1996               FEE               6.5        96,011   100.0
      W. WICHITA (7)                1996               FEE               8.1        96,319   100.0
KENTUCKY
      BELLEVUE                      1976               FEE               6.0        53,695   100.0
      LEXINGTON                     1993               FEE              35.8       258,713   100.0
      HINKLEVILLE                   1998       GROUND LEASE (2039)       2.0        85,229   100.0
LOUISIANA
      NEW ORLEANS                   1983          JOINT VENTURE          7.0       190,000   100.0
      BATON ROUGE                   1997               FEE              18.6       350,006    89.0
      HOUMA                         1999               FEE              10.1        98,586    94.4
      LAFAYETTE                     1997               FEE              21.9       226,933    98.1
MAINE
      BANGOR                        2001               FEE               8.6        86,422   100.0
MARYLAND
      COLUMBIA (8)                  2002          JOINT VENTURE          7.6        73,299   100.0
      COLUMBIA (8)                  2002          JOINT VENTURE          5.9        58,902   100.0
      COLUMBIA (8)                  2002          JOINT VENTURE         15.5        86,456   100.0
      COLUMBIA (8)                  2002          JOINT VENTURE         16.3       100,505   100.0
      COLUMBIA (8)                  2002          JOINT VENTURE         12.2        86,032    95.6
      COLUMBIA (8)                  2002          JOINT VENTURE         12.3       108,567    98.9
      COLUMBIA                      2002               FEE               7.3        52,291   100.0
      COLUMBIA                      2002               FEE               2.5        23,835    94.1
      COLUMBIA (8)                  2002          JOINT VENTURE          7.0        88,452    99.0
      COLUMBIA                      2002               FEE               6.1        58,224   100.0
      COLUMBIA (8)                  2002          JOINT VENTURE         15.2       101,707   100.0
      COLUMBIA                      2002          JOINT VENTURE          5.0        50,000   100.0
      GAITHERSBURG                  1989               FEE               9.0        87,061   100.0
      GLEN BURNIE                   1997       GROUND LEASE (2034)       6.0        60,173   100.0
      HAGERSTOWN                    1973               FEE              10.5       117,718    91.3
      LANDOVER                      1993               FEE              23.3       232,903   100.0
      LAUREL                        1964               FEE               8.1        75,924   100.0
      LAUREL                        1972               FEE              10.0        81,550   100.0
      WHITE MARSH                   1998               FEE              25.3       209,831   100.0
MASSACHUSETTS
      FOXBOROUGH (7)                2000               FEE              11.9       118,844    98.3
      GREAT BARRINGTON              1994               FEE              14.1       134,817    95.9
      LEOMINSTER                    1975               FEE              57.0       662,804    98.1
      SHREWSBURY                    1955               FEE              10.8       108,418   100.0
MICHIGAN
      CLARKSTON                     1996               FEE              20.0       168,102    95.7
      CLAWSON                       1993               FEE              13.5       179,572   100.0
      FARMINGTON                    1993               FEE               2.8        97,038    94.6
      FLINT                         1989               FEE              46.6       248,347    84.7
      KALAMAZOO                     2002          JOINT VENTURE         37.0       369,607    63.8
      LIVONIA                       1968               FEE               4.5        44,185    90.9
      MUSKEGON                      1985               FEE              12.2        79,215   100.0
      TAYLOR                        1993               FEE              13.0       141,549   100.0
      WALKER                        1993               FEE              41.8       338,928   100.0
MINNESOTA
      MAPLE GROVE (7)               2001               FEE              63.0       466,401   100.0
      MINNETONKA (7)                1998               FEE              12.1       120,220    99.0
      MAPLEWOOD (8)                 2002          JOINT VENTURE          8.2        96,376    95.9
MISSISSIPPI
      JACKSON                       2002          JOINT VENTURE          5.0        50,000   100.0

                                                        MAJOR LEASES
                                 -------------------------------------------------------------
                                                                       LEASE         OPTION
      LOCATION                   TENANT NAME                        EXPIRATION     EXPIRATION
----------------------------------------------------------------------------------------------
      PEORIA                    MARSHALLS                             2009           2024
      ROCKFORD (6)
      SCHAUMBURG                RHODES FURNITURE                      2008           2018
      SKOKIE                    MARSHALLS                             2010           2025
      SPRINGFIELD
      STREAMWOOD                VALUE CITY                            2015           2030
      WAUKEGAN                  MEGA MARTS                            2009           2029
      WOODRIDGE                 HOLLYWOOD STARDUST                    2012           2022
INDIANA
      EVANSVILLE                BURLINGTON COAT FACTORY               2007           2027
      EVANSVILLE                BUEHLER FOODS                         2003           2013
      FELBRAM                   SAVE- A- LOT                          2006           2016
      GREENWOOD                 BABY SUPERSTORE                       2006           2021
      GRIFFITH                  KMART                                 2024           2054
      INDIANAPOLIS              AJ WRIGHT                             2012           2027
      INDIANAPOLIS              TARGET                                2009           2029
      INDIANAPOLIS
      LAFAYETTE                 MENARD                                2006
      LAFAYETTE                 PAYLESS SUPERMARKET                   2004           2014
      LAFAYETTE                 FAMOUS FOOTWEAR                       2011           2026
      MISHAWAKA                 K'S MERCHANDISE                       2013           2023
      SOUTH BEND                MENARD                                2010           2030
IOWA
      CLIVE                     KMART                                 2021           2051
      CLIVE (8)                 BABIES R US                           2015           2040
      DES MOINES                BEST BUY                              2008           2023
      SE DES MOINES             HOME DEPOT                            2020           2065
      DUBUQUE                   SHOPKO                                2018           2038
      DAVENPORT                 KMART                                 2024           2028
      WATERLOO
KANSAS
      OVERLAND PARK             HOME DEPOT                            2005           2050
      WICHITA (7)               BEST BUY                              2010           2025
      E. WICHITA (7)            DICK'S SPORTING GOODS                 2018           2033
      W. WICHITA (7)            SHOPKO                                2018           2038
KENTUCKY
      BELLEVUE                  KROGER                                2005           2035
      LEXINGTON                 BEST BUY                              2009           2024
      HINKLEVILLE               K'S MERCHANDISE                       2014           2039
LOUISIANA
      NEW ORLEANS               DILLARDS                              2011           2031
      BATON ROUGE               BURLINGTON COAT FACTORY               2004           2024
      HOUMA                     OLD NAVY                              2009           2014
      LAFAYETTE                 STEIN MART                            2005           2020
MAINE
      BANGOR                    BURLINGTON COAT FACTORY               2007           2032
MARYLAND
      COLUMBIA (8)              OLD NAVY                              2008           2013
      COLUMBIA (8)              PARTY PARTY PARTY                     2007           2012
      COLUMBIA (8)              GIANT FOOD                            2009           2019
      COLUMBIA (8)              GIANT FOOD                            2012           2022
      COLUMBIA (8)              SAFEWAY                               2006
      COLUMBIA (8)              SAFEWAY                               2018           2043
      COLUMBIA                  GIANT FOOD                            2007
      COLUMBIA
      COLUMBIA (8)              SAFEWAY                               2018           2048
      COLUMBIA                  METRO FOOD MARKET                     2018           2043
      COLUMBIA (8)              GIANT FOOD                            2017           2027
      COLUMBIA                  TJ MAXX                               2011
      GAITHERSBURG              GREAT BEGINNING                       2011           2021
      GLEN BURNIE               ROOMSTORE                             2003
      HAGERSTOWN                TJ MAXX                               2007           2017
      LANDOVER                  RAYTHEON                              2003           2015
      LAUREL                    VILLAGE THRIFT                        2004           2009
      LAUREL                    TJ MAXX                               2007           2017
      WHITE MARSH               COSTCO                                2013           2048
MASSACHUSETTS
      FOXBOROUGH (7)            STOP & SHOP                           2012           2022
      GREAT BARRINGTON          KMART                                 2006           2016
      LEOMINSTER                SEARS                                 2013           2033
      SHREWSBURY                BOB'S STORES                          2018           2033
MICHIGAN
      CLARKSTON                 FARMER JACKS                          2015           2045
      CLAWSON                   FARMER JACKS                          2006           2016
      FARMINGTON                DAMMAN HARDWARE                       2015           2030
      FLINT                     KESSEL FOOD MARKETS                   2014           2034
      KALAMAZOO                 FRANK'S NURSERY                       2007           2012
      LIVONIA                   CENTURY 21                            2005           2010
      MUSKEGON                  PLUMB'S FOOD                          2007           2022
      TAYLOR                    KOHLS                                 2022           2042
      WALKER                    RUBLOFF DEVELOPMENT                   2016           2051
MINNESOTA
      MAPLE GROVE (7)           BYLERLY'S                             2020           2035
      MINNETONKA (7)            TOYS "R" US                           2016           2031
      MAPLEWOOD (8)             BEST BUY                              2014           2029
MISSISSIPPI
      JACKSON                   TJ MAXX                               2014


                           -----------------------------------------------------------------------------------------------------
                                                          LEASE        OPTION                             LEASE         OPTION
      LOCATION             N   TENANT NAME             EXPIRATION    EXPIRATION   TENANT NAME           EXPIRATION    EXPIRATION
--------------------------------------------------------------------------------------------------------------------------------
      PEORIA
      ROCKFORD (6)
      SCHAUMBURG
      SKOKIE                  OLD NAVY                   2010          2015
      SPRINGFIELD
      STREAMWOOD
      WAUKEGAN
      WOODRIDGE               KOHLS                      2010          2030
INDIANA
      EVANSVILLE              OFFICEMAX                  2012          2027      MICHAELS                    2004          2019
      EVANSVILLE
      FELBRAM
      GREENWOOD               TJ MAXX                    2004          2010      TOYS "R" US                 2011          2056
      GRIFFITH
      INDIANAPOLIS            KROGER                     2026          2066      CVS                         2021          2031
      INDIANAPOLIS            DOLLAR TREE                2004          2014
      INDIANAPOLIS
      LAFAYETTE
      LAFAYETTE               JOANN FABRICS              2010          2020
      LAFAYETTE               PETSMART                   2012          2032      STAPLES                     2011          2026
      MISHAWAKA
      SOUTH BEND
IOWA
      CLIVE
      CLIVE (8)               JOANN FABRICS              2013          2023      DAVID'S BRIDAL              2011          2021
      DES MOINES              OFFICEMAX                  2008          2018      JOANN FABRICS               2007          2017
      SE DES MOINES
      DUBUQUE
      DAVENPORT
      WATERLOO
KANSAS
      OVERLAND PARK
      WICHITA (7)             TJ MAXX                    2004          2019      MICHAELS                    2005          2025
      E. WICHITA (7)          GORDMANS                   2012          2032
      W. WICHITA (7)
KENTUCKY
      BELLEVUE
      LEXINGTON               BED BATH & BEYOND          2013          2038      TOYS "R" US                 2013          2038
      HINKLEVILLE
LOUISIANA
      NEW ORLEANS
      BATON ROUGE             STEIN MART                 2006          2016      THE RUG GALLERY             2004          2009
      HOUMA                   OFFICEMAX                  2013          2028      MICHAELS                    2009          2019
      LAFAYETTE               LINENS N THINGS            2009          2024      TJ MAXX                     2003          2018
MAINE
      BANGOR
MARYLAND
      COLUMBIA (8)
      COLUMBIA (8)
      COLUMBIA (8)
      COLUMBIA (8)
      COLUMBIA (8)
      COLUMBIA (8)
      COLUMBIA
      COLUMBIA
      COLUMBIA (8)
      COLUMBIA
      COLUMBIA (8)
      COLUMBIA                MICHAELS                   2013
      GAITHERSBURG            FURNITURE 4 LESS           2005          2010
      GLEN BURNIE
      HAGERSTOWN              SUPERSHOE                  2006          2016      ADVANCE AUTO                2006          2011
      LANDOVER
      LAUREL                  DOLLAR TREE                2010          2015      OLD COUNTRY BUFFET          2009          2019
      LAUREL
      WHITE MARSH             SPORTS AUTHORITY           2011          2021      PETSMART                    2010          2030
MASSACHUSETTS
      FOXBOROUGH (7)          OCEAN STATE JOB            2007          2022
      GREAT BARRINGTON        PRICE CHOPPER              2016          2036
      LEOMINSTER              FILENE'S                   2022          2052      JC PENNEY                   2009          2034
      SHREWSBURY              BED BATH & BEYOND          2012          2032      STAPLES                     2006          2021
MICHIGAN
      CLARKSTON               FRANKS NURSERY             2011          2031      CVS                         2005          2020
      CLAWSON                 FRANKS NURSERY             2016                    STAPLES                     2011          2026
      FARMINGTON
      FLINT                   RITE AID                   2003          2011      RAINBOW SHOPS               2006          2016
      KALAMAZOO               MARSHALLS                  2010          2020      OFFICE MAX                  2014          2034
      LIVONIA
      MUSKEGON                JOANN FABRICS              2005          2012
      TAYLOR                  BABIES R US                2017          2043
      WALKER                  KOHLS                      2017          2037      OFFICEMAX                   2013          2033
MINNESOTA
      MAPLE GROVE (7)         BEST BUY                   2015          2030      JOANN FABRICS               2010          2030
      MINNETONKA (7)          GOLFSMITH                  2008          2018      OFFICEMAX                   2006          2011
      MAPLEWOOD (8)           FRANKS NURSERY             2011          2031
MISSISSIPPI
      JACKSON                 MICHAELS                   2014


                                    YEAR            OWNERSHIP         LAND     LEASABLE    PERCENT
                                 DEVELOPED          INTEREST/         AREA       AREA      LEASED
      LOCATION                  OR ACQUIRED      (EXPIRATION)(2)    (ACRES)   (SQ. FT.)      (1)
---------------------------------------------------------------------------------------------------
MISSOURI
      BRIDGETON                     1997       GROUND LEASE (2040)      27.3       101,592   100.0
      CAPE GIRARDEAU                1997       GROUND LEASE (2060)       7.0        80,803       -
      CREVE COEUR                   1998               FEE              12.2       113,781    81.6
      ELLISVILLE                    1970               FEE              18.4       118,080   100.0
      HAZELWOOD (3)                 1970               FEE              16.8       149,230    17.2
      INDEPENDENCE                  1985               FEE              21.0       184,870   100.0
      JOPLIN                        1998               FEE              12.6       155,416   100.0
      JOPLIN (7)                    1998               FEE               9.5        80,524   100.0
      KANSAS CITY                   1997               FEE              17.8       150,381    82.3
      KIRKWOOD                      1980       GROUND LEASE (2069)      19.8       204,864   100.0
      LEMAY                         1974       GROUND LEASE (2073)       3.1        73,281   100.0
      MANCHESTER (7)                1998               FEE               9.6        89,305   100.0
      SPRINGFIELD                   1994               FEE              41.5       277,560    98.3
      SPRINGFIELD                   1986       GROUND LEASE (2087)      18.5       202,926   100.0
      SPRINGFIELD (3)               2002               FEE               8.5        84,916   100.0
      ST. CHARLES (5)               1998               FEE              36.9         8,000   100.0
      ST. CHARLES                   1999       GROUND LEASE (2039)       8.4        84,460   100.0
      ST. LOUIS (3)                 1972               FEE              13.1       130,096    75.0
      ST. LOUIS                     1986               FEE              17.5       176,333    89.6
      ST. LOUIS                     1997       GROUND LEASE (2025)      19.7       193,875    96.7
      ST. LOUIS                     1997       GROUND LEASE (2035)      37.7       174,967    83.0
      ST. LOUIS                     1997       GROUND LEASE (2040)      16.3       128,765   100.0
      ST. PETERS                    1997               FEE              14.8       176,719    23.0
NEVADA
      HENDERSON (4)                 1999          JOINT VENTURE         32.1       215,000    33.6
      LAS VEGAS (6) (9)             2002          JOINT VENTURE         23.4       234,459    87.9
      LAS VEGAS (7)                 2000               FEE              22.9       234,496    51.4
      LAS VEGAS                     2002               FEE              15.3       156,576   100.0
NEW HAMPSHIRE
      SALEM                         1994               FEE              39.8       344,076   100.0
NEW JERSEY
      BRIDGEWATER (7)               2001               FEE              15.8       506,545   100.0
      CHERRY HILL                   1985          JOINT VENTURE         18.6       124,750    85.9
      CHERRY HILL                   1996       GROUND LEASE (2035)      15.2       129,809    95.5
      CINNAMINSON                   1996               FEE              13.7       121,852   100.0
      DELRAN (7)                    2000               FEE              16.1       161,128    94.8
      EAST WINDSOR                  2002               FEE              34.8       249,029    97.5
      FRANKLIN                      1998               FEE              14.9       138,364    88.3
      HILLSBOROUGH(4)               2001               FEE              14.5       315,000       -
      HOLMDEL                       2002               FEE              29.7       296,784    89.6
      LINDEN                        2002                                 1.3        13,340   100.0
      NORTH BRUNSWICK               1994               FEE              38.1       409,879   100.0
      PISCATAWAY                    1998               FEE               9.6        97,348    95.3
      PLAINFIELD (7)                1998               FEE              16.2       136,939    97.9
      RIDGEWOOD                     1994               FEE               2.7        24,280   100.0
      WESTMONT                      1994               FEE              17.4       192,380   100.0
NEW MEXICO
      ALBUQUERQUE                   1998               FEE               4.7        37,735    87.5
      ALBUQUERQUE                   1998               FEE              26.0       183,912    93.3
      ALBUQUERQUE                   1974               FEE               4.8        59,722    92.1
NEW YORK
      BRIDGEHAMPTON                 1973               FEE              30.2       287,587    99.5
      BRONX                         1990          JOINT VENTURE         20.8       208,149    95.2
      BROOKLYN (7)                  2000               FEE               8.1        80,708   100.0
      BUFFALO, AMHERST              1988          JOINT VENTURE          7.5       101,066   100.0
      BUFFALO                       1988          JOINT VENTURE          9.2       141,077    89.6
      BUFFALO                       1988          JOINT VENTURE         12.0       153,125    20.1
      CARLE PLACE                   1993               FEE               8.3       131,452    98.4
      CENTEREACH                    1993          JOINT VENTURE         40.7       380,128    93.1
      COMMACK                       1998        GROUND LEASE(2085)
                                                 /JOINT VENTURE         35.7       265,409   100.0
      COPIAGUE (7)                  1998               FEE              15.4       163,999   100.0
      FREEPORT (7)                  2000               FEE               9.6       173,031   100.0
      GLEN COVE (7)                 2000               FEE               2.7        49,346   100.0
      HAMPTON BAYS                  1989               FEE               8.2        70,990   100.0
      HEMPSTEAD (7)                 2000               FEE               1.4        13,905   100.0
      HENRIETTA                     1988               FEE              14.9       129,238   100.0
      IRONDEQUOIT                   1988               FEE              12.8        17,995   100.0
      LATHAM (7)                    1999               FEE              60.3       616,130   100.0
      MANHASSET (3)                 1999               FEE               9.6       273,943    63.1
      MERRICK (7)                   2000               FEE              10.8       107,871   100.0
      MIDDLETOWN (7)                2000               FEE              10.1        80,000   100.0
      MUNSEY PARK (7)               2000               FEE               6.0        72,748   100.0
      NANUET                        1984               FEE               6.0        70,632    95.8
      PLAINVIEW                     1969       GROUND LEASE (2070)       7.0        88,222   100.0
      POUGHKEEPSIE                  1972               FEE              20.0       167,668    96.5
      WEST GATES                    1993               FEE              18.6       185,153    36.0
      STATEN ISLAND (7)             2000               FEE              14.4       177,118    96.4
      STATEN ISLAND                 1989               FEE              16.7       210,875   100.0
      STATEN ISLAND                 1997       GROUND LEASE (2072)       7.0       101,337   100.0
      SYOSSET                       1967               FEE               2.5        32,124   100.0
      YONKERS (7)                   2000       GROUND LEASE(2047)        6.3        56,361    97.2
      YONKERS                       1995               FEE               4.4        43,560   100.0
NORTH CAROLINA
      APEX (9)                      2002          JOINT VENTURE          6.7        67,402    87.8
      BRUNSWICK (9) (5)             2002          JOINT VENTURE        568.0             -       -
      CARY (7)                      2001               FEE              38.6       315,797   100.0
      CARY                          1996               FEE               8.6        86,015   100.0
      CARY                          1998               FEE              10.9       102,787    95.7

                                                         MAJOR LEASES
                                 --------------------------------------------------------------
                                                                       LEASE         OPTION
      LOCATION                   TENANT NAME                        EXPIRATION     EXPIRATION
-----------------------------------------------------------------------------------------------
MISSOURI
      BRIDGETON                 KOHLS                                 2010           2020
      CAPE GIRARDEAU
      CREVE COEUR               KOHLS                                 2018           2038
      ELLISVILLE                SHOP N SAVE                           2005           2015
      HAZELWOOD (3)             WALGREENS                             2006
      INDEPENDENCE              KMART                                 2024           2054
      JOPLIN                    GOODY'S FAMILY CLOTHING               2010           2015
      JOPLIN (7)                SHOPKO                                2018           2038
      KANSAS CITY               HOME DEPOT                            2005           2050
      KIRKWOOD                  HEMISPHERES                           2012           2022
      LEMAY                     SHOP N SAVE                           2003           2008
      MANCHESTER (7)            KOHLS                                 2018           2038
      SPRINGFIELD               BEST BUY                              2011           2026
      SPRINGFIELD               OFFICE DEPOT                          2005           2010
      SPRINGFIELD (3)           BED BATH & BEYOND                     2013           2028
      ST. CHARLES (5)
      ST. CHARLES               KOHLS                                 2019           2039
      ST. LOUIS (3)             SHOP N SAVE                           2017           2082
      ST. LOUIS                 BURLINGTON COAT FACTORY               2004           2024
      ST. LOUIS                 WEEKENDS ONLY                         2004           2009
      ST. LOUIS                 KMART                                 2024           2035
      ST. LOUIS                 KMART                                 2024           2040
      ST. PETERS                OFFICE DEPOT                          2004           2009
NEVADA
      HENDERSON (4)             SEARS                                 2022           2062
      LAS VEGAS (6) (9)         FACTORY 2 U STORES                    2004           2009
      LAS VEGAS (7)             ALBERTSONS                            2009           2019
      LAS VEGAS                 BEST BUY                              2013           2028
NEW HAMPSHIRE
      SALEM                     KOHLS                                 2008           2013
NEW JERSEY
      BRIDGEWATER (7)           BED BATH & BEYOND                     2010           2030
      CHERRY HILL               SUPER G                               2016           2036
      CHERRY HILL               KOHLS                                 2016           2036
      CINNAMINSON               ODD JOB                               2009           2014
      DELRAN (7)                EICKHOFF SUPERMARKETS                 2006           2016
      EAST WINDSOR              GENUARDI'S                            2026           2056
      FRANKLIN                  EDWARDS                               2010           2020
      HILLSBOROUGH(4)           LOWES                                 2023           2063
      HOLMDEL                   A&P                                   2013           2043
      LINDEN                    STAUSS DISCOUNT AUTO                  2023           2033
      NORTH BRUNSWICK           WAL-MART                              2018           2058
      PISCATAWAY                SHOP RITE                             2014           2024
      PLAINFIELD (7)            A&P                                   2018           2058
      RIDGEWOOD                 FRESH FIELDS                          2015           2030
      WESTMONT                  SUPER FRESH                           2017           2081
NEW MEXICO
      ALBUQUERQUE               SEARS HARDWARE                        2006           2021
      ALBUQUERQUE               MOVIES WEST                           2011           2021
      ALBUQUERQUE               PAGE ONE                              2003           2013
NEW YORK
      BRIDGEHAMPTON             KMART                                 2019           2039
      BRONX                     NATIONAL AMUSEMENTS                   2011           2036
      BROOKLYN (7)              HOME DEPOT                            2022           2052
      BUFFALO, AMHERST          TOPS SUPERMARKET                      2013           2033
      BUFFALO                   TOPS SUPERMARKET                      2012           2037
      BUFFALO                   ECKERD                                2003           2018
      CARLE PLACE               HARROWS                               2004
      CENTEREACH                WAL-MART                              2015           2044
      COMMACK                   KING KULLEN                           2017           2047
      COPIAGUE (7)              HOME DEPOT                            2011           2056
      FREEPORT (7)              STOP & SHOP                           2025
      GLEN COVE (7)             STAPLES                               2014           2029
      HAMPTON BAYS              MACY'S EAST, INC.                     2005           2025
      HEMPSTEAD (7)             WALGREENS                             2059
      HENRIETTA                 JEFFERESON ROAD                       2015           2025
      IRONDEQUOIT               STAPLES                               2010           2027
      LATHAM (7)                SAMS CLUB                             2013           2043
      MANHASSET (3)             FILENE'S                              2006           2011
      MERRICK (7)               WALDBAUMS                             2013           2041
      MIDDLETOWN (7)            BEST BUY                              2016           2031
      MUNSEY PARK (7)           BED BATH & BEYOND                     2007           2022
      NANUET                    GMF ASSOCIATES                        2012           2022
      PLAINVIEW                 FAIRWAY STORES                        2017           2037
      POUGHKEEPSIE              STOP & SHOP                           2020           2049
      WEST GATES                TOPS SUPERMARKET                      2004           2024
      STATEN ISLAND (7)         TJ MAXX                               2005           2025
      STATEN ISLAND             KMART                                 2006           2011
      STATEN ISLAND             WALDBAUMS                             2006           2031
      SYOSSET                   NY SPORTS                             2016           2021
      YONKERS (7)               STAPLES                               2014           2029
      YONKERS                   SHOPRITE                              2008           2028
NORTH CAROLINA
      APEX (9)                  FOOD LION                             2018
      BRUNSWICK (9) (5)
      CARY (7)                  BJ'S                                  2020           2040
      CARY                      BED BATH & BEYOND                     2005           2014
      CARY                      LOWES                                 2017           2037

                                                                                        MAJOR LEASES
                             -----------------------------------------------------------------------------------------------------
                                                            LEASE        OPTION                             LEASE         OPTION
      LOCATION                  TENANT NAME             EXPIRATION    EXPIRATION   TENANT NAME           EXPIRATION    EXPIRATION
----------------------------------------------------------------------------------------------------------------------------------
MISSOURI
      BRIDGETON
      CAPE GIRARDEAU
      CREVE COEUR
      ELLISVILLE
      HAZELWOOD (3)
      INDEPENDENCE              TILE SHOP                  2014          2024
      JOPLIN                    HASTINGS BOOKS             2004          2014      OFFICEMAX                   2010          2025
      JOPLIN (7)
      KANSAS CITY
      KIRKWOOD                  HANCOCK FABRICS            2007          2017
      LEMAY                     ST. LOUIS SALES            2006          2011
      MANCHESTER (7)
      SPRINGFIELD               JC PENNEY                  2005          2015      TJ MAXX                     2006          2021
      SPRINGFIELD
      SPRINGFIELD (3)           MARSHALLS                  2012          2027      BORDERS BOOKS               2023          2038
      ST. CHARLES (5)
      ST. CHARLES
      ST. LOUIS (3)
      ST. LOUIS                 ST.LOUIS CUSTOM HOT RODS   2012                    OFFICE DEPOT                2005          2015
      ST. LOUIS                 FRANKS NURSERY             2005          2015
      ST. LOUIS
      ST. LOUIS
      ST. PETERS
NEVADA
      HENDERSON (4)             LEVITZ                     2013          2023      INTERIOR SURRONDINGS        2008          2013
      LAS VEGAS (6) (9)
      LAS VEGAS (7)
      LAS VEGAS                 BED BATH & BEYOND          2013          2028      MARSHALLS                   2012          2027
NEW HAMPSHIRE
      SALEM                     SHAWS SUPERMARKET          2008          2038      BOB'S STORES                2011          2021
NEW JERSEY
      BRIDGEWATER (7)           MARSHALLS                  2009          2024      PETSMART                    2014          2029
      CHERRY HILL
      CHERRY HILL               SEARS HARDWARE             2003          2013
      CINNAMINSON               ACME MARKETS               2047
      DELRAN (7)
      EAST WINDSOR              TJ MAXX                    2011          2026      TARGET                      2027          2067
      FRANKLIN                  NY SPORTS CLUB             2006          2016
      HILLSBOROUGH(4)           KOHLS                      2100                    PATHMARK                    2022          2052
      HOLMDEL                   MARSHALLS                  2004          2019      THE WIZ                     2003          2018
      LINDEN
      NORTH BRUNSWICK           BURLINGTON COAT FACTORY    2008          2013      MARSHALLS                   2012          2027
      PISCATAWAY
      PLAINFIELD (7)            SEARS HARDWARE             2008          2028      CVS                         2018          2038
      RIDGEWOOD
      WESTMONT                  A & J FURNITURE OUTLET     2008                    JOANN FABRICS               2010          2020
NEW MEXICO
      ALBUQUERQUE
      ALBUQUERQUE               ROSS STORES                2006          2021      VALLEY FURNITURE            2007          2017
      ALBUQUERQUE               WALGREENS                  2027
NEW YORK
      BRIDGEHAMPTON             KING KULLEN                2015          2035      TJ MAXX                     2007          2017
      BRONX                     WALDBAUMS                  2011          2046      OFFICE OF HEARING           2007
      BROOKLYN (7)              WALGREENS                  2030
      BUFFALO, AMHERST
      BUFFALO                   FASHION BUG                2005          2024
      BUFFALO                   BIG LOTS                   2004          2014
      CARLE PLACE               STAPLES                    2010          2025      DRESS BARN                  2011          2021
      CENTEREACH                MODELL'S                   2009          2019      PARTY CITY                  2007          2012
      COMMACK                   LINENS N THINGS            2018          2038      SPORTS AUTHORITY            2017          2037
      COPIAGUE (7)              JACK LALANNE               2008          2018
      FREEPORT (7)              TOYS "R" US                2020          2040      MARSHALLS                   2006          2016
      GLEN COVE (7)             ANNIE SEZ                  2011          2026
      HAMPTON BAYS              GENOVESE                   2006          2016
      HEMPSTEAD (7)
      HENRIETTA                 STAPLES                    2010          2022
      IRONDEQUOIT
      LATHAM (7)                WAL-MART                   2013          2043      HOME DEPOT                  2031          2071
      MANHASSET (3)
      MERRICK (7)               ANNIE SEZ                  2006          2021      PARTY CITY                  2012          2022
      MIDDLETOWN (7)            LINENS N THINGS            2016          2031
      MUNSEY PARK (7)           FRESH FIELDS               2011          2021
      NANUET
      PLAINVIEW
      POUGHKEEPSIE              ODD LOTS                   2007          2017
      WEST GATES
      STATEN ISLAND (7)         NATIONAL LIQUIDATORS       2010          2030      MICHAELS                    2006          2031
      STATEN ISLAND             PATHMARK                   2011          2021
      STATEN ISLAND
      SYOSSET
      YONKERS (7)
      YONKERS
NORTH CAROLINA
      APEX (9)
      BRUNSWICK (9) (5)
      CARY (7)                  KOHLS                      2022          2101      PETSMART                    2016          2036
      CARY                      DICK'S SPORTING            2014          2029
      CARY                      ECKERD                     2007          2017


                                    YEAR            OWNERSHIP         LAND     LEASABLE    PERCENT
                                 DEVELOPED          INTEREST/         AREA       AREA      LEASED
      LOCATION                  OR ACQUIRED      (EXPIRATION)(2)    (ACRES)   (SQ. FT.)      (1)
---------------------------------------------------------------------------------------------------
      CARY (9)                      2002          JOINT VENTURE         18.1       181,380    77.9
      CARY (9)                      2002          JOINT VENTURE         14.0       139,794    93.0
      CHARLOTTE                     1968               FEE              13.5       110,300    95.2
      CHARLOTTE                     1993               FEE              14.0       139,269    99.4
      CHARLOTTE                     1986       GROUND LEASE(2048)       18.4       253,979   100.0
      DURHAM                        1996               FEE              13.2       116,186    89.2
      DURHAM (9)                    2002          JOINT VENTURE         13.2       131,825    98.9
      DURHAM (4)                    2002          JOINT VENTURE         21.3        76,000       -
      DURHAM (7)                    2002               FEE              39.5       408,292   100.0
      GASTONIA                      1989               FEE              24.9       240,957    73.7
      GREENSBORO                    1999               FEE               8.2       100,794   100.0
      GREENSBORO (7)                1998               FEE               4.4        41,387   100.0
      GREENVILLE (9)                2002          JOINT VENTURE         12.5       125,094    84.8
      LENOIR (9)                    2002          JOINT VENTURE         14.4       144,239   100.0
      RALEIGH                       1993               FEE              35.9       374,395    72.7
      RALEIGH (4)                   2001          JOINT VENTURE         24.4             -       -
      RALEIGH (4)                   2001          JOINT VENTURE          8.0             -       -
      RALEIGH                       2001               FEE              26.0        83,965    98.3
      RALEIGH (9)                   2002          JOINT VENTURE         11.0       110,001    82.8
      RALEIGH (9)                   2002          JOINT VENTURE          5.3        52,575   100.0
      RALEIGH (9)                   2002          JOINT VENTURE         15.2       152,273    88.0
      RALEIGH (9)                   2002          JOINT VENTURE         12.6       125,937    78.6
      RALEIGH                       1984               FEE              10.3       101,965    98.4
      ROANOKE RAPIDS (9)            2002          JOINT VENTURE          4.1        41,090   100.0
      WILSON (9)                    2002          JOINT VENTURE         16.7       167,207    93.5
      WINSTON-SALEM                 1969               FEE              13.2       137,868    99.7
OHIO
      AKRON                         1975               FEE               6.9        76,438   100.0
      AKRON                         1988               FEE              24.5       138,363   100.0
      AKRON                         1988               FEE              12.6       149,054       -
      AKRON                         1988       GROUND LEASE (2012)      22.9       231,754    55.4
      BARBERTON                     1972               FEE              10.0       118,826    73.9
      BEAVERCREEK                   1986               FEE              18.2       148,210    80.6
      BROOKLYN                      1988               FEE              14.4       133,563    22.8
      BRUNSWICK                     1975               FEE              20.0       171,223    94.9
      CAMBRIDGE                     1997               FEE              13.1        98,533    93.5
      CANTON                        1993               FEE               7.9        67,589    78.9
      CANTON                        1972               FEE              19.6       173,069    89.4
      CANTON                        1988               FEE               9.2        99,267       -
      CANTON                        1988       GROUND LEASE (2007)      20.6       150,900       -
      CENTERVILLE                   1988               FEE              15.2       120,814    76.2
      CINCINNATI                    1988               FEE              11.6       224,758   100.0
      CINCINNATI                    2000               FEE               8.8        88,317   100.0
      CINCINNATI (7)                2000               FEE              36.7       378,901   100.0
      CINCINNATI                    1988       GROUND LEASE(2054)        8.8       121,242   100.0
      CINCINNATI (3)                1988               FEE              29.2       321,537    77.0
      CINCINNATI                    1999               FEE              16.7        89,742   100.0
      CLEVELAND                     1975       GROUND LEASE (2035)       9.4        69,383    74.1
      COLUMBUS                      1988               FEE              12.4       191,089   100.0
      COLUMBUS                      1988               FEE              13.7       142,743    99.2
      COLUMBUS                      1988               FEE              17.9       129,008   100.0
      COLUMBUS                      1988               FEE              12.4       135,650   100.0
      COLUMBUS                      1988               FEE              12.5        99,262   100.0
      COLUMBUS (4)                  2001               FEE              20.6             -       -
      COLUMBUS (7)                  2002               FEE              36.5       234,702   100.0
      COLUMBUS (7)                  1998               FEE              12.1       113,183   100.0
      DAYTON                        1969       GROUND LEASE (2043)      22.8       163,131    81.6
      DAYTON                        1984               FEE              32.1       213,728    93.0
      DAYTON                        1988               FEE              16.9       141,616   100.0
      MIAMISBURG                    1999               FEE               0.6        12,600   100.0
      DAYTON                        1988               FEE              11.2       116,374   100.0
      HUBER HEIGHTS (7)             1999               FEE              40.0       318,468   100.0
      KENT                          1988       GROUND LEASE(2013)       12.2       106,500   100.0
      LIMA                          1986               FEE              18.1       193,633    90.1
      MENTOR                        1987               FEE              20.6       103,910    58.4
      MENTOR                        1988               FEE              25.0       271,259    86.8
      MIDDLEBURG HEIGHTS            1988               FEE               8.2       104,342    51.5
      NORTH OLMSTEAD                1988               FEE              11.7        99,862   100.0
      SHARONVILLE                   1977       GROUND LEASE (2076)
                                                  /JOINT VENTURE        15.0       130,715   100.0
      SPRINGBORO PIKE               1985               FEE              13.0       126,422    78.9
      SPRINGDALE (7)                2000               FEE              22.0       243,047    89.7
      SPRINGFIELD                   1988               FEE              14.3       131,628   100.0
      UPPER ARLINGTON               1969               FEE              13.3       160,806    91.3
      WESTERVILLE                   1993               FEE              25.4       242,124    87.4
      WICKLIFFE                     1982               FEE              10.0       128,180   100.0
      WILLOUGHBY HILLS              1988               FEE              14.1       156,219    33.9
OKLAHOMA
      OKLAHOMA CITY                 1997               FEE               9.8       103,027     5.3
      MIDWEST CITY                  1998               FEE               9.7        99,433       -
      NORMAN (7)                    2001               FEE              31.3       262,624   100.0
      OKLAHOMA CITY                 1998               FEE              19.8       232,635    77.3
      SOUTH TULSA                   1996               FEE               8.8       100,190     4.1
PENNSLYVANIA
      EXTON                         1990               FEE               6.1        60,685   100.0
      BLUE BELL                     1996               FEE              17.7       120,211    77.7
      CHIPPEWA                      2000               FEE              22.4       215,206   100.0
      DUQUESNE                      1993               FEE               8.8        69,733   100.0
      EAST NORRITON                 1984               FEE              12.5       136,635   100.0

                                                       MAJOR LEASES
                               -------------------------------------------------------------
                                                                     LEASE         OPTION
      LOCATION                 TENANT NAME                        EXPIRATION     EXPIRATION
--------------------------------------------------------------------------------------------
      CARY (9)                WELLSPRING                            2013           2028
      CARY (9)                CARMIKE CINEMAS                       2017           2027
      CHARLOTTE               MEDIA PLAY                            2005           2020
      CHARLOTTE               BI-LO                                 2009           2029
      CHARLOTTE               TOYS "R" US                           2012           2042
      DURHAM                  TJ MAXX                               2009           2014
      DURHAM (9)              KROGER                                2013           2043
      DURHAM (4)              KROGER                                2023           2053
      DURHAM (7)              WAL-MART                              2015           2035
      GASTONIA                HOBBY LOBBY                           2013           2023
      GREENSBORO              BEN FRANKLIN                          2010           2020
      GREENSBORO (7)          STAPLES                               2011           2031
      GREENVILLE (9)          FOOD LION                             2015           2035
      LENOIR (9)              BI-LO                                 2014           2044
      RALEIGH                 BEST BUY                              2005           2020
      RALEIGH (4)
      RALEIGH (4)
      RALEIGH                 KROGER                                2019           2059
      RALEIGH (9)             LOWES                                 2021           2052
      RALEIGH (9)             BOOKS-A-MILLION                       2006           2016
      RALEIGH (9)             FOOD LION                             2014           2034
      RALEIGH (9)             RALEIGH ATHLETIC CLUB                 2006           2030
      RALEIGH                 HARRIS TEETER                         2014           2034
      ROANOKE RAPIDS (9)      FOOD LION                             2017           2037
      WILSON (9)              WINN DIXIE                            2018
      WINSTON-SALEM           HARRIS TEETER                         2016           2041
OHIO
      AKRON                   GIANT EAGLE                           2021           2041
      AKRON                   GABRIEL BROTHER                       2005           2025
      AKRON
      AKRON                   FIFTH AVENUE FLEA MARKET              2005
      BARBERTON               GIANT EAGLE                           2027           2049
      BEAVERCREEK             KROGER                                2018           2048
      BROOKLYN                ALMOST FREE                           2010
      BRUNSWICK               KMART                                 2005           2050
      CAMBRIDGE               TRACTOR SUPPLY CO.                    2010           2020
      CANTON                  CINEMARK                              2003
      CANTON                  BURLINGTON COAT FACTORY               2018           2043
      CANTON
      CANTON
      CENTERVILLE             BED BATH & BEYOND                     2017           2032
      CINCINNATI              LOWES                                 2022           2052
      CINCINNATI              HOBBY LOBBY                           2011           2021
      CINCINNATI (7)          WAL-MART                              2010           2040
      CINCINNATI              BURLINGTON COAT FACTORY               2005           2025
      CINCINNATI (3)          HOBBY LOBBY                           2012           2022
      CINCINNATI              BIGGS FOODS                           2008           2028
      CLEVELAND
      COLUMBUS                KOHLS                                 2011           2031
      COLUMBUS                KOHLS                                 2011           2031
      COLUMBUS                KOHLS                                 2011           2031
      COLUMBUS                KOHLS                                 2011           2031
      COLUMBUS                SOUTHLAND EXPO                        2006
      COLUMBUS (4)
      COLUMBUS (7)            LOWES                                 2016           2046
      COLUMBUS (7)            BORDERS BOOKS                         2018           2038
      DAYTON                  BEST BUY                              2004           2024
      DAYTON                  VICTORIA'S SECRET                     2004           2019
      DAYTON                  VALUE CITY                            2010           2020
      MIAMISBURG
      DAYTON                  VALUE CITY                            2010           2015
      HUBER HEIGHTS (7)       ELDER BEERMAN                         2014           2044
      KENT                    TOPS SUPERMARKET                      2026           2096
      LIMA                    RAYS SUPERMARKET                      2011           2026
      MENTOR                  GABRIEL BROTHER                       2013           2028
      MENTOR                  GIANT EAGLE                           2019           2029
      MIDDLEBURG HEIGHTS      GABRIEL BROTHER                       2013           2028
      NORTH OLMSTEAD          TOPS SUPERMARKET                      2026           2096
      SHARONVILLE             KROGER                                2003           2028
      SPRINGBORO PIKE         RHODES FURNITURE                      2013           2028
      SPRINGDALE (7)          WAL-MART                              2015           2045
      SPRINGFIELD             HOBBY LOBBY                           2010           2020
      UPPER ARLINGTON         TJ MAXX                               2011           2021
      WESTERVILLE             KOHLS                                 2016           2036
      WICKLIFFE               GABRIEL BROTHER                       2008           2023
      WILLOUGHBY HILLS        MARCS DRUGS                           2012           2017
OKLAHOMA
      OKLAHOMA CITY
      MIDWEST CITY
      NORMAN (7)              ROSS STORES                           2007           2027
      OKLAHOMA CITY           HOME DEPOT                            2014           2044
      SOUTH TULSA
PENNSLYVANIA
      EXTON                   ACME MARKETS                          2015           2045
      BLUE BELL               KOHLS                                 2016           2036
      CHIPPEWA                KMART                                 2018           2068
      DUQUESNE                PAT CATANS CRAFTS                     2005
      EAST NORRITON           SHOP RITE                             2017           2037

                                                                                         MAJOR LEASES
                             ------------------------------------------------------------------------------------------------------
                                                             LEASE        OPTION                             LEASE         OPTION
      LOCATION               ON   TENANT NAME             EXPIRATION    EXPIRATION   TENANT NAME           EXPIRATION    EXPIRATION
-----------------------------------------------------------------------------------------------------------------------------------
      CARY (9)                   GOLD'S GYM                 2011          2025
      CARY (9)                   FOOD LION                  2019
      CHARLOTTE                  TJ MAXX                    2007          2017      CVS                         2015          2035
      CHARLOTTE                  PARTY CITY                 2004          2014
      CHARLOTTE                  K&G MEN'S COMPANY          2008          2018      OFFICEMAX                   2009          2024
      DURHAM                     JOANN FABRICS              2010          2020
      DURHAM (9)                 SPA HEALTH CLUB            2009
      DURHAM (4)
      DURHAM (7)                 BEST BUY                   2011          2026      LINENS N THINGS             2011          2026
      GASTONIA                   TOYS "R" US                2015          2045      ECKERD                      2005
      GREENSBORO                 USA BABY                   2008          2013
      GREENSBORO (7)             DAVID'S BRIDAL             2006          2026
      GREENVILLE (9)             PITT COUNTY HOSPITAL       2010          2025
      LENOIR (9)
      RALEIGH                    MARSHALLS                  2004          2014      OFFICEMAX                   2011
      RALEIGH (4)
      RALEIGH (4)
      RALEIGH
      RALEIGH (9)
      RALEIGH (9)
      RALEIGH (9)                BIG LOTS                   2006          2016      KIMBRELL'S                  2003
      RALEIGH (9)
      RALEIGH                    ECKERD                     2005          2015
      ROANOKE RAPIDS (9)
      WILSON (9)
      WINSTON-SALEM              DOLLAR TREE                2006          2016      SPORTSMAN'S  SUPPLY
OHIO
      AKRON
      AKRON                      PAT CATANS CRAFTS          2013                    ESSENCE BEAUTY MART         2008          2014
      AKRON
      AKRON
      BARBERTON
      BEAVERCREEK                MOORE'S FITNESS            2007          2013      REVCO                       2007          2027
      BROOKLYN
      BRUNSWICK                  GIANT EAGLE                2006          2031
      CAMBRIDGE                  KROGER                     2004          2014
      CANTON                     DOLLAR GENERAL             2003          2012      BACKYARD ADVENTURES         2003
      CANTON                     TJ MAXX                    2007          2017      PRICELESS KIDS              2007          2012
      CANTON
      CANTON
      CENTERVILLE                ODD JOB                    2007          2017      MICHAEL'S DAY SPA           2016          2026
      CINCINNATI                 CIRCUIT CITY               2008          2031      BIG LOTS                    2004          2019
      CINCINNATI                 GOLD'S GYM                 2017          2027
      CINCINNATI (7)             THRIFTWAY                  2006          2026      DICK'S SPORTING GOODS       2016          2031
      CINCINNATI                 TOYS "R" US                2019          2044
      CINCINNATI (3)             TOYS "R" US                2016          2046      OFFICE DEPOT                2004          2024
      CINCINNATI
      CLEVELAND
      COLUMBUS                   TOYS "R" US                2015          2040      KROGER                      2031          2071
      COLUMBUS                   STAPLES                    2010          2020
      COLUMBUS                   GRANT/RIVERSIDE HOSP       2011
      COLUMBUS                   CIRCUIT CITY               2019          2039
      COLUMBUS
      COLUMBUS (4)
      COLUMBUS (7)               KROGER                     2017          2037
      COLUMBUS (7)               FRANNY'S HALLMARK          2004          2014
      DAYTON                     BIG LOTS                   2008          2018      JOANN FABRICS               2007          2012
      DAYTON                     JOANN FABRICS              2006          2016
      DAYTON                     CIRCUIT CITY               2018          2038      DOLLAR GENERAL              2004          2007
      MIAMISBURG
      DAYTON
      HUBER HEIGHTS (7)          KOHLS                      2015          2035      MARSHALLS                   2009          2024
      KENT
      LIMA                       BUCKEYE DISCOUNT           2004          2024      JOANN FABRICS               2006          2011
      MENTOR
      MENTOR                     BURLINGTON COAT FACTORY    2014                    JOANN FABRICS               2009          2019
      MIDDLEBURG HEIGHTS
      NORTH OLMSTEAD
      SHARONVILLE

      SPRINGBORO PIKE            OFFICEMAX                  2007
      SPRINGDALE (7)             HH GREGG                   2012          2017      OFFICEMAX                   2009          2024
      SPRINGFIELD
      UPPER ARLINGTON            PEDDLERS VILLAGE           2008                    CVS                         2019          2039
      WESTERVILLE                OFFICEMAX                  2007          2022      MARC'S                      2013          2023
      WICKLIFFE                  BIG LOTS                   2005          2010      DOLLAR GENERAL              2004
      WILLOUGHBY HILLS
OKLAHOMA
      OKLAHOMA CITY
      MIDWEST CITY
      NORMAN (7)                 BARNES & NOBLE             2012          2027      OFFICEMAX                   2011          2031
      OKLAHOMA CITY              BEST BUY                   2008          2023      GUITAR CENTER               2010          2020
      SOUTH TULSA
PENNSLYVANIA
      EXTON
      BLUE BELL
      CHIPPEWA                   HOME DEPOT                 2018          2068
      DUQUESNE                   RED, WHITE & BLUE          2005
      EAST NORRITON              STAPLES                    2008          2023      JOANN FABRICS               2007          2012


                                    YEAR            OWNERSHIP         LAND     LEASABLE    PERCENT
                                 DEVELOPED          INTEREST/         AREA       AREA      LEASED
      LOCATION                  OR ACQUIRED      (EXPIRATION)(2)    (ACRES)   (SQ. FT.)      (1)
---------------------------------------------------------------------------------------------------
      EAST STROUDSBURG              1973               FEE              15.3       168,506   100.0
      EAGLEVILLE                    1973               FEE              15.2       165,385   100.0
      EASTWICK                      1997               FEE               3.4        36,511    92.6
      EXTON                         1996               FEE               9.8        85,184   100.0
      FEASTERVILLE                  1996               FEE               4.6        86,575   100.0
      GETTYSBURG                    1986               FEE               2.3        30,706    93.8
      GREENSBERG                    2002          JOINT VENTURE          5.0        50,000   100.0
      HARRISBURG                    1972               FEE              17.0       175,917    52.4
      HARRISBURG                    1972               FEE              11.7       154,896    42.2
      HAMBURG                       2001               FEE               1.5        15,400   100.0
      HAVERTOWN                     1996               FEE               9.0        80,938   100.0
      LANDSDALE                     1996       GROUND LEASE (2037)       1.4        84,470   100.0
      MONTGOMERY (7)                2002               FEE              45.0       257,565    98.8
      MIDDLETOWN                    1973               FEE              21.9       140,481    61.9
      MIDDLETOWN                    1986               FEE               4.7        38,953    83.0
      NEW KENSINGTON                1986               FEE              12.5       106,624   100.0
      PENN HILLS                    1986       GROUND LEASE (2026)      31.1       110,517       -
      PHILADELPHIA                  1983          JOINT VENTURE          8.1       214,970    97.2
      PHILADELPHIA                  1995          JOINT VENTURE         22.6       277,533    98.7
      PHILADELPHIA                  1996               FEE               6.3        82,345   100.0
      PHILADELPHIA                  1996       GROUND LEASE (2035)       6.8       133,309   100.0
      RICHBORO                      1986               FEE              14.5       105,807    98.0
      SCOTT TOWNSHIP                2000       GROUND LEASE (2052)       6.9        69,288   100.0
      SPRINGFIELD                   1983               FEE              19.7       218,907    96.9
      TREXLERTOWN (6)               1998       GROUND LEASE (2048)
                                                 /J0INT VENTURE          1.2        41,680    90.8
      UPPER ALLEN                   1986               FEE               6.0        59,470    89.5
      UPPER DARBY                   1996          JOINT VENTURE         16.3        48,936    99.0
      WEST MIFFLIN                  1974               FEE              21.9       193,878    51.1
      WEST MIFFLIN                  1986       GROUND LEASE (2032)       8.3        84,279    94.0
      WHITEHALL                     1996       GROUND LEASE (2081)       6.0        84,524   100.0
      YORK                          1986               FEE               8.0        61,979    81.8
      YORK                          1986               FEE              13.7        59,016    95.2
      YORK                          1986               FEE               3.3        35,500    86.6
RHODE ISLAND
      CRANSTON                      1998               FEE              11.0       129,907    94.6
SOUTH CAROLINA
      AIKEN                         1989               FEE               3.2        11,200    33.1
      CHARLESTON                    1978               FEE              17.6       169,813    89.4
      CHARLESTON                    1995               FEE              17.2       191,140    91.8
      CONWAY (9)                    2002          JOINT VENTURE          5.4        54,124   100.0
      FLORENCE                      1997               FEE              21.0       113,922   100.0
      GREENVILLE                    1997               FEE              20.4       148,532    90.6
      MT PLEASANT (9)               2002          JOINT VENTURE         11.6       115,632    94.3
      NORTH CHARLESTON              2000               FEE              27.3       267,102    98.0
      ORANGEBURG (9)                2002          JOINT VENTURE         10.7       106,617    86.5
      MYRTLE BEACH (9)              2002          JOINT VENTURE          6.0        59,762    97.3
      WALTERBORO (9)                2002          JOINT VENTURE          4.8        47,640   100.0
TENNESSEE
      MEMPHIS                       2000               FEE               8.8        87,962   100.0
      CHATTANOOGA                   1973       GROUND LEASE (2074)       7.6        44,288    80.3
      CHATTANOOGA                   2002          JOINT VENTURE          5.0        50,000   100.0
      MADISON (7)                   1999               FEE              21.1       189,299    97.4
      MADISON                       1978       GROUND LEASE (2039)      14.5       184,506    70.6
      MEMPHIS (7)                   2001               FEE               3.9        40,000   100.0
      MEMPHIS                       1991               FEE              14.7       167,243   100.0
      NASHVILLE (7)                 1999               FEE               9.3        99,909    97.0
      NASHVILLE                     1998               FEE              10.2       109,012    95.6
      NASHVILLE                     1986               FEE              16.9       172,135    99.1
TEXAS
      AMARILLO (7)                  1997               FEE               9.3       342,859    99.6
      ARLINGTON (8)                 2002          JOINT VENTURE          6.3        75,247    87.1
      ARLINGTON                     1997               FEE               8.0        96,127   100.0
      AUSTIN (7)                    1998               FEE              18.2       191,760   100.0
      AUSTIN                        1998               FEE              15.4       157,852    98.7
      BAYTOWN                       1996               FEE               8.7        86,240   100.0
      BEAUMONT (4)                  2002               FEE              11.4        46,000       -
      BURLESON (4)                  2000               FEE              54.6       282,000       -
      DALLAS (8)                    2002          JOINT VENTURE          9.6       105,195    95.2
      DALLAS                        2002          JOINT VENTURE          5.0        50,000       -
      DALLAS (3)                    1969          JOINT VENTURE         75.0       581,595       -
      DALLAS (7)                    1998               FEE               6.8        83,867   100.0
      DUNCANVILLE                   1996               FEE               6.8        96,500       -
      EAST PLANO                    1996               FEE               9.0       100,598   100.0
      GARLAND (7)                   1998               FEE               6.3        62,000   100.0
      GARLAND                       1996               FEE               2.9        41,364   100.0
      GARLAND                       1996               FEE               8.8       103,600   100.0
      HOUSTON (8)                   2002               FEE               8.7        95,032    98.6
      HOUSTON (4)                   2001          JOINT VENTURE         23.8        53,000       -
      HOUSTON                       1998               FEE              40.0       434,997    92.9
      HOUSTON                       1997               FEE               8.0       113,831    95.0
      HOUSTON                       1999               FEE               5.6        84,188   100.0
      LEWISVILLE                    1998               FEE              11.2        74,837    94.0
      LEWISVILLE                    1998               FEE               7.6       124,089    77.9
      LEWISVILLE                    1998               FEE               9.4        93,668    70.1
      LUBBOCK                       1998               FEE               9.6       108,326   100.0
      MESQUITE                      1974               FEE               9.0        79,550   100.0
      MESQUITE                      1998               FEE              30.0       209,579    93.5
      NORTH ARLINGTON               1996               FEE               8.0        97,000   100.0


                                                     MAJOR LEASES
                               -------------------------------------------------------------
                                                                     LEASE         OPTION
      LOCATION                 TENANT NAME                        EXPIRATION     EXPIRATION
--------------------------------------------------------------------------------------------
      EAST STROUDSBURG        KMART                                 2007           2022
      EAGLEVILLE              KMART                                 2004           2019
      EASTWICK                MERCY HOSPITAL                        2012           2022
      EXTON                   KOHLS                                 2016           2036
      FEASTERVILLE            VALUE CITY                            2011           2026
      GETTYSBURG              GIANT FOOD                            2005           2010
      GREENSBERG              TJ MAXX                               2010
      HARRISBURG              MEDIA PLAY                            2011           2026
      HARRISBURG              BIG LOTS                              2015           2045
      HAMBURG                 LEHIGH HIGH VALLEY HEALTH             2016           2026
      HAVERTOWN               KOHLS                                 2016           2036
      LANDSDALE               KOHLS                                 2012
      MONTGOMERY (7)          GIANT FOOD                            2020           2050
      MIDDLETOWN              SHARP SHOPPER                         2010           2015
      MIDDLETOWN              US POST OFFICE                        2016           2026
      NEW KENSINGTON          GIANT EAGLE                           2006           2026
      PENN HILLS
      PHILADELPHIA            JC PENNEY                             2012           2037
      PHILADELPHIA            PETSMART                              2006           2016
      PHILADELPHIA            KOHLS                                 2016           2036
      PHILADELPHIA
      RICHBORO                SUPER FRESH                           2018           2058
      SCOTT TOWNSHIP          WAL-MART                              2015           2052
      SPRINGFIELD             VALUE CITY                            2013           2043
      TREXLERTOWN (6)         LEHIGH VALLEY HEALTH                  2008           2023
      UPPER ALLEN             GIANT FOOD                            2010           2030
      UPPER DARBY             MERCY HOSPITAL                        2012           2022
      WEST MIFFLIN            GIANT EAGLE                           2014           2039
      WEST MIFFLIN
      WHITEHALL               KOHLS                                 2016           2036
      YORK                    SUPERPETZ PET                         2004           2009
      YORK                    GIANT FOOD                            2006           2026
      YORK                    GIANT FOOD                            2007           2017
RHODE ISLAND
      CRANSTON                BOB'S STORES                          2008           2028
SOUTH CAROLINA
      AIKEN
      CHARLESTON              STEIN MART                            2006           2016
      CHARLESTON              TJ MAXX                               2009           2014
      CONWAY (9)              FOOD LION                             2017
      FLORENCE                HAMRICKS                              2006           2011
      GREENVILLE              RHODES FURNITURE                      2005           2020
      MT PLEASANT (9)         STAPLES                               2012
      NORTH CHARLESTON        SPORTS AUTHORITY                      2013           2033
      ORANGEBURG (9)          BI-LO                                 2011           2031
      MYRTLE BEACH (9)        FOOD LION                             2014           2020
      WALTERBORO (9)          FOOD LION                             2018           2038
TENNESSEE
      MEMPHIS                 OLD TIME POTTER                       2010           2025
      CHATTANOOGA             ECHOLS FURNITURE                      2003
      CHATTANOOGA             TJ MAXX                               2010
      MADISON (7)             SPORTS AUTHORITY                      2013           2028
      MADISON                 OLD TIME POTTER                       2003           2006
      MEMPHIS (7)             BED BATH & BEYOND                     2012           2027
      MEMPHIS                 TOYS "R" US                           2017           2042
      NASHVILLE (7)           BEST BUY                              2014           2029
      NASHVILLE               MARSHALLS                             2007
      NASHVILLE               STEIN MART                            2003           2013
TEXAS
      AMARILLO (7)            HOME DEPOT                            2019           2069
      ARLINGTON (8)           TJ MAXX                               2005           2015
      ARLINGTON               HOBBY LOBBY                           2008           2018
      AUSTIN (7)              CIRCUIT CITY                          2017           2037
      AUSTIN                  HEB GROCERY                           2006           2026
      BAYTOWN                 HOBBY LOBBY                           2008           2018
      BEAUMONT (4)            BED BATH & BEYOND                     2013           2033
      BURLESON (4)            KOHLS                                 2023
      DALLAS (8)              TOM THUMB                             2017           2032
      DALLAS
      DALLAS (3)
      DALLAS (7)              ROSS STORES                           2007           2017
      DUNCANVILLE
      EAST PLANO              HOME DEPOT EXPO                       2024           2054
      GARLAND (7)             MJ DESIGNS                            2012           2022
      GARLAND                 KROGER                                2005           2025
      GARLAND
      HOUSTON (8)             MARSHALLS                             2008           2023
      HOUSTON (4)             ROSS STORES                           2013           2033
      HOUSTON                 OSHMAN SPORTING                       2009           2024
      HOUSTON                 HEB PANTRY STORE                      2007           2027
      HOUSTON                 OFFICE DEPOT                          2007           2022
      LEWISVILLE              BALLY TOTAL FITNESS                   2007           2022
      LEWISVILLE              BABIES R US                           2009           2027
      LEWISVILLE              DSW SHOE WAREHOUSE                    2008           2028
      LUBBOCK                 PETSMART                              2015           2040
      MESQUITE                KROGER                                2012           2037
      MESQUITE                BEST BUY                              2009           2024
      NORTH ARLINGTON

                                                                             MAJOR LEASES
                             -----------------------------------------------------------------------------------------------------
                                                            LEASE        OPTION                             LEASE         OPTION
      LOCATION                  TENANT NAME             EXPIRATION    EXPIRATION   TENANT NAME           EXPIRATION    EXPIRATION
----------------------------------------------------------------------------------------------------------------------------------
      EAST STROUDSBURG          WEIS MARKETS               2005          2010
      EAGLEVILLE                SAFEWAY                    2011          2025
      EASTWICK
      EXTON
      FEASTERVILLE
      GETTYSBURG
      GREENSBERG                MICHAELS                   2010
      HARRISBURG                SUPERPETZ                  2007          2022
      HARRISBURG
      HAMBURG
      HAVERTOWN
      LANDSDALE
      MONTGOMERY (7)            BED BATH & BEYOND          2016          2030      COMP USA                    2014          2028
      MIDDLETOWN                ELECTRONICS INSTITUTE      2003                    CVS                         2008
      MIDDLETOWN
      NEW KENSINGTON
      PENN HILLS
      PHILADELPHIA              TOYS "R" US                2007          2052
      PHILADELPHIA              AMC THEATERS               2003          2023      PEP BOYS                    2004          2014
      PHILADELPHIA
      PHILADELPHIA
      RICHBORO
      SCOTT TOWNSHIP
      SPRINGFIELD               STAPLES                    2008          2023      JOANN FABRICS               2006          2016
      TREXLERTOWN (6)

      UPPER ALLEN               CVS                        2008
      UPPER DARBY               ALLEGHENY CHILD CARE       2012          2022
      WEST MIFFLIN
      WEST MIFFLIN
      WHITEHALL
      YORK                      ECKERD                     2004
      YORK                      CVS                        2005          2020
      YORK
RHODE ISLAND
      CRANSTON                  MARSHALLS                  2011          2021
SOUTH CAROLINA
      AIKEN
      CHARLESTON                BY THE YARD                2006          2017      GCO CARPET                  2012
      CHARLESTON                OFFICE DEPOT               2006          2016      MARSHALLS                   2006          2011
      CONWAY (9)
      FLORENCE                  STAPLES                    2010          2035      ATHLETE'S FOOT              2007          2017
      GREENVILLE                BABIES R US                2007          2022
      MT PLEASANT (9)
      NORTH CHARLESTON          MARSHALLS                  2003          2013      TJ MAXX                     2003          2008
      ORANGEBURG (9)
      MYRTLE BEACH (9)
      WALTERBORO (9)
TENNESSEE
      MEMPHIS
      CHATTANOOGA
      CHATTANOOGA               MICHAELS                   2017
      MADISON (7)               BEST BUY                   2014          2029      GOODY'S FAMILY CLOTHING     2010          2020
      MADISON
      MEMPHIS (7)
      MEMPHIS                   OFFICEMAX                  2008          2028      JUST FOR FEET               2015          2025
      NASHVILLE (7)             OFFICEMAX                  2015          2035
      NASHVILLE                 OFFICEMAX                  2004          2019      OLD COUNTRY BUFFET          2006          2016
      NASHVILLE                 ASHLEY FURNITURE           2012          2022      BED BATH & BEYOND           2013          2028
TEXAS
      AMARILLO (7)              CIRCUIT CITY               2010          2035      PETSMART                    2015          2035
      ARLINGTON (8)
      ARLINGTON
      AUSTIN (7)                BABIES R US                2012          2027      WORLD MARKET                2011          2026
      AUSTIN                    DANCE SPACE                2006          2011
      BAYTOWN                   ROSS STORES                2012          2032
      BEAUMONT (4)
      BURLESON (4)              ROSS STORES                2013          2033      LINENS N THINGS             2013          2028
      DALLAS (8)
      DALLAS
      DALLAS (3)
      DALLAS (7)                KMART                      2009          2024      BIG LOTS                    2012          2032
      DUNCANVILLE
      EAST PLANO
      GARLAND (7)               OFFICE DEPOT               2006          2021
      GARLAND
      GARLAND
      HOUSTON (8)
      HOUSTON (4)
      HOUSTON                   HOBBY LOBBY                2012          2022      BED BATH & BEYOND           2009          2019
      HOUSTON                   PALAIS ROYAL               2007          2022
      HOUSTON                   METROPOLITAN FURNITURE     2013          2023      JUST FOR FEET               2013          2023
      LEWISVILLE                TALBOTS OUTLET             2007          2017
      LEWISVILLE                BED BATH & BEYOND          2018          2033
      LEWISVILLE                PETLAND                    2009          2019
      LUBBOCK                   OFFICEMAX                  2009          2029      BARNES & NOBLE              2010          2025
      MESQUITE
      MESQUITE                  ASHLEY FURNITURE           2007          2017      PETSMART                    2007          2027
      NORTH ARLINGTON


                                    YEAR            OWNERSHIP         LAND     LEASABLE    PERCENT
                                 DEVELOPED          INTEREST/         AREA       AREA      LEASED
      LOCATION                  OR ACQUIRED      (EXPIRATION)(2)    (ACRES)   (SQ. FT.)      (1)
---------------------------------------------------------------------------------------------------
      NORTH RICHLAND HILLS          1997               FEE               9.2             -       -
      PASADENA (7)                  1999               FEE              15.1       169,203   100.0
      PASADENA (7)                  2001               FEE              24.6       241,172    93.7
      RICHARDSON (7)                1998               FEE              11.7       115,579   100.0
      SAN ANTONIO (4)               1999               FEE               6.1        69,000       -
      WEST OAKS - HOUSTON           1996               FEE               8.2        96,500   100.0
      HOUSTON (7)                   2002               FEE              54.0       585,901    96.9
      WOODLANDS (4)                 2002          JOINT VENTURE         34.5       104,000       -
UTAH
      OGDEN                         1967               FEE              11.4       121,449    85.2
VIRGINIA
      BROOKNEAL (9)                 2002          JOINT VENTURE          2.8        28,161    88.8
      BLACKSBURG (9)                2002          JOINT VENTURE         16.7       167,461   100.0
      COLONIAL HEIGHTS              1996               FEE               6.1        60,909   100.0
      DANVILLE (9)                  2002          JOINT VENTURE          5.6        55,909    97.9
      FAIRFAX (7)                   1998               FEE              37.0       323,262   100.0
      HARRISONBURG                  1993               FEE               3.1        31,111   100.0
      HARRISONBURG (9)              2002          JOINT VENTURE         14.0       139,956    52.2
      KEYSVILLE (9)                 2002          JOINT VENTURE          4.0        40,227    91.2
      MANASSAS                      1997               FEE              13.5       117,525   100.0
      PETERSBURG (9)                2002          JOINT VENTURE          5.0        50,280    87.1
      RICHMOND                      1995               FEE              11.5       128,612   100.0
      RICHMOND                      2002               FEE               8.5        84,683   100.0
      ROANOKE (9)                   2002          JOINT VENTURE         30.2       301,561    66.9
      WOODBRIDGE                    1973       GROUND LEASE(2072)
                                                 /JOINT VENTURE         19.6       189,563    94.6
      WOODBRIDGE (7)                1998               FEE              54.0       495,347    97.2
WASHINGTON
      BELLINGHAM (7)                1998               FEE              20.0       188,885    97.9
      FEDERAL WAY (7)               2000               FEE              17.0       200,209    97.6
      MARYSVILLE (8)                2002          JOINT VENTURE         15.5       226,038   100.0
      SPOKANE (8)                   2002          JOINT VENTURE         13.0       129,785    97.2
WEST VIRGINIA
      CHARLES TOWN                  1985               FEE              22.0       208,048   100.0
      SOUTH CHARLESTON              1999               FEE              14.8       188,589    87.5
      MARTINSBURG                   1986               FEE               6.0        43,212   100.0
WISCONSIN
      RACINE                        1988               FEE              14.2       157,150    92.6

CANADA
  ALBERTA
      SHOPPES @ SHAWNESSEY          2002          JOINT VENTURE        16.30       163,000   100.0
      SHAWNESSY CENTRE              2002          JOINT VENTURE        30.64       306,368   100.0
      BRENTWOOD                     2002          JOINT VENTURE        31.49       314,862    98.2
      SOUTH EDMONTON COMMON         2002          JOINT VENTURE        29.17       291,695   100.0
      SOUTH EDMONTON
       PHASE II (4)                 2002          JOINT VENTURE         1.30             -       -
      GRANDE PRAIRIE III            2002          JOINT VENTURE         6.34        63,413   100.0
  BRITISH COLUMBIA
      TILLICUM                      2002          JOINT VENTURE        41.18       411,781    98.0
      PRINCE GEORGE                 2001          JOINT VENTURE        37.27       372,725    92.6
      STRAWBERRY HILL               2002          JOINT VENTURE        33.03       330,317    99.2
      MISSION                       2001          JOINT VENTURE        25.65       256,547    96.3
      ABBOTSFORD                    2002          JOINT VENTURE        19.86       198,574   100.0
      CLEARBROOK                    2001          JOINT VENTURE        18.83       188,252    91.6
      SURREY                        2001          JOINT VENTURE        17.08       170,766    97.3
      LANGLEY GATE                  2002          JOINT VENTURE        15.18       151,802    97.0
  ONTARIO
      SHOPPERS WORLD ALBION         2002          JOINT VENTURE        34.32       343,207    97.5
      SHOPPERS WORLD DANFORTH       2002          JOINT VENTURE        32.38       323,769    99.2
      THICKSON RIDGE                2002          JOINT VENTURE        32.25       322,464   100.0
      LINCOLN FIELDS                2002          JOINT VENTURE        28.76       287,566    97.9
      404 TOWN CENTRE               2002          JOINT VENTURE        24.94       249,426   100.0
      BOULEVARD CENTRE I            2002          JOINT VENTURE        21.74       217,446   100.0
      BOULEVARD CENTRE II           2002          JOINT VENTURE            -             -       -
      KENDALWOOD                    2002          JOINT VENTURE        15.44       154,445    99.3
      SUDBURY                       2002          JOINT VENTURE        15.22       152,175   100.0
      LEASIDE                       2002          JOINT VENTURE        13.30       133,035   100.0
      WALKER PLACE                  2002          JOINT VENTURE         6.99        69,857    97.3
      BOULEVARD III (4)             2002          JOINT VENTURE         4.86             -       -
      NEW MARKET (4)                2002          JOINT VENTURE        15.41             -       -
      DUFFERIN (4)                  2002          JOINT VENTURE         9.95             -       -
  PRINCE EDWARD ISLAND
      CHARLOTTETOWN                 2002          JOINT VENTURE        39.00       390,027    98.4
  QUEBEC
      GREENFIELD PARK               2002          JOINT VENTURE        37.47       374,693    92.0
      JACQUES CARTIER               2002          JOINT VENTURE        21.26       212,628    93.4
      CHATEAUGUAY                   2002          JOINT VENTURE        21.16       211,556    98.0

MEXICO
      SALTILLO PLAZA                2002               FEE             17.41       174,079    99.5
      NUEVO LEON                    2002               FEE             12.00       120,050    95.7

                                                                    -----------------------
                                                                    -----------------------
      TOTAL 558 PROPERTY
       INTERESTS                                                       9,590    82,671,015
                                                                    -----------------------
                                                                    -----------------------
                                                             MAJOR LEASES
                                -------------------------------------------------------------
                                                                      LEASE         OPTION
      LOCATION                  TENANT NAME                        EXPIRATION     EXPIRATION
---------------------------------------------------------------------------------------------
      NORTH RICHLAND HILLS
      PASADENA (7)             PETSMART                              2015           2030
      PASADENA (7)             BEST BUY                              2012           2027
      RICHARDSON (7)           OFFICEMAX                             2011           2026
      SAN ANTONIO (4)          HOBBY LOBBY                           2018           2033
      WEST OAKS - HOUSTON
      HOUSTON (7)              LOEWS THEATRES                        2017           2047
      WOODLANDS (4)
UTAH
      OGDEN
VIRGINIA
      BROOKNEAL (9)            FOOD LION                             2018           2038
      BLACKSBURG (9)           VIRGINIA TECH                         2007
      COLONIAL HEIGHTS         BLOOM BROS                            2008
      DANVILLE (9)             FOOD LION                             2014
      FAIRFAX (7)              HOME DEPOT                            2013           2033
      HARRISONBURG             STAPLES                               2004           2014
      HARRISONBURG (9)         FARMER JACK                           2007           2037
      KEYSVILLE (9)            FOOD LION                             2018           2038
      MANASSAS                 SUPER FRESH                           2006           2026
      PETERSBURG (9)           FOOD LION                             2011           2031
      RICHMOND                 BURLINGTON COAT FACTORY               2006           2035
      RICHMOND                 BLOOM BROTHERS FURNITURE              2013           2023
      ROANOKE (9)              HEIRONIMUS                            2004           2008
      WOODBRIDGE
                               CAMPOS FURNITURE                      2003
      WOODBRIDGE (7)           LOWES                                 2012           2032
WASHINGTON
      BELLINGHAM (7)           BON HOME STORE                        2012           2022
      FEDERAL WAY (7)          ASSOCIATED                            2015           2045
      MARYSVILLE (8)           GOTTSCHALKS                           2008           2018
      SPOKANE (8)              BED BATH & BEYOND                     2011           2026
WEST VIRGINIA
      CHARLES TOWN             WAL-MART                              2017           2047
      SOUTH CHARLESTON         KROGER                                2008           2038
      MARTINSBURG              GIANT FOOD                            2010           2030
WISCONSIN
      RACINE                   PIGGLY WIGGLY                         2003           2009

CANADA
  ALBERTA
      SHOPPES @ SHAWNESSEY     ZELLERS                               2011           2096
      SHAWNESSY CENTRE         FUTURE SHOP (BEST BUY)                2009           2024
      BRENTWOOD                CANADA SAFEWAY                        2007           2037
      SOUTH EDMONTON COMMON    HOME OUTFITTERS                       2016           2031
      SOUTH EDMONTON
       PHASE II (4)
      GRANDE PRAIRIE III       MICHAELS                              2011           2031
  BRITISH COLUMBIA
      TILLICUM                 ZELLERS                               2013           2098
      PRINCE GEORGE            OVERWAITEE                            2018           2028
      STRAWBERRY HILL          HOME DEPOT                            2016           2016
      MISSION                  OVERWAITEE                            2018           2028
      ABBOTSFORD               ZELLERS                               2017           2052
      CLEARBROOK               SAFEWAY                               2007           2037
      SURREY                   CANADA SAFEWAY                        2011           2061
      LANGLEY GATE             SEARS                                 2008           2018
  ONTARIO
      SHOPPERS WORLD ALBION    CANADIAN TIRE                         2014           2025
      SHOPPERS WORLD DANFORTH  ZELLERS                               2009           2029
      THICKSON RIDGE           WINNERS (TJ MAXX)                     2012           2022
      LINCOLN FIELDS           WAL MART                              2005           2025
      404 TOWN CENTRE          ZELLERS                               2009
      BOULEVARD CENTRE I       ZELLERS                               2017           2046
      BOULEVARD CENTRE II
      KENDALWOOD               PRICE CHOPPER                         2013           2038
      SUDBURY                  FAMOUS PLAYERS                        2019           2039
      LEASIDE                  CANADIAN TIRE                         2006           2036
      WALKER PLACE             COMMISSO'S                            2012           2032
      BOULEVARD III (4)
      NEW MARKET (4)
      DUFFERIN (4)
  PRINCE EDWARD ISLAND
      CHARLOTTETOWN            ZELLERS                               2019
  QUEBEC
      GREENFIELD PARK          WINNERS (TJ MAXX)                     2005           2020
      JACQUES CARTIER          GUZZO CINEMA                          2010           2040
      CHATEAUGUAY              SUPER C                               2008           2028

MEXICO
      SALTILLO PLAZA           HEB
      NUEVO LEON               HEB

                                                                  MAJOR LEASES
                             -----------------------------------------------------------------------------------------------------
                                                            LEASE        OPTION                             LEASE         OPTION
      LOCATION               N   TENANT NAME             EXPIRATION    EXPIRATION   TENANT NAME           EXPIRATION    EXPIRATION
-----------------------------------------------------------------------------------------------------------------------------------
      NORTH RICHLAND HILLS
      PASADENA (7)              OFFICEMAX                  2014          2029      MICHAELS                    2009          2024
      PASADENA (7)              ROSS STORES                2012          2032      MARSHALLS                   2012          2027
      RICHARDSON (7)            BALLY TOTAL FITNESS        2009          2019      NORTHERN STORES             2004          2014
      SAN ANTONIO (4)
      WEST OAKS - HOUSTON
      HOUSTON (7)               OSHMAN SPORTING            2017          2037      HOBBY LOBBY                 2016          2026
      WOODLANDS (4)
UTAH
      OGDEN
VIRGINIA
      BROOKNEAL (9)
      BLACKSBURG (9)            VTWC INC.                  2008                    VOLUME TWO BOOKSTORE        2005
      COLONIAL HEIGHTS          BOOKS-A-MILLION            2008          2015
      DANVILLE (9)              CVS                        2004          2019
      FAIRFAX (7)               COSTCO                     2011          2046      SPORTS AUTHORITY            2003          2013
      HARRISONBURG              CIRCUIT CITY               2003          2013
      HARRISONBURG (9)          CVS                        2007          2017
      KEYSVILLE (9)
      MANASSAS                  JOANN FABRICS              2003          2013
      PETERSBURG (9)
      RICHMOND
      RICHMOND
      ROANOKE (9)               MICHAEL'S                  2004          2019      OFFICE MAX                  2007          2012
      WOODBRIDGE                TJ MAXX                    2006          2021
      WOODBRIDGE (7)            SHOPPERS FOOD              2009          2044      BORDERS BOOKS               2019          2039
WASHINGTON
      BELLINGHAM (7)            BED BATH & BEYOND          2012          2027      TJ MAXX                     2007          2012
      FEDERAL WAY (7)           JOANN FABRICS              2010          2030      BARNES & NOBLE              2011          2026
      MARYSVILLE (8)            JC PENNEY                  2011          2046      STAPLES                     2014          2029
      SPOKANE (8)               ROSS STORE                 2009          2019      RITE AID                    2009          2039
WEST VIRGINIA
      CHARLES TOWN              STAPLES                    2008          2018
      SOUTH CHARLESTON          TJ MAXX                    2006          2021      KRISPY KREME                2006          2026
      MARTINSBURG               CVS                        2003          2008
WISCONSIN
      RACINE                    BIG LOTS                   2005          2015      HOBO                        2004          2014

CANADA
  ALBERTA
      SHOPPES @ SHAWNESSEY
      SHAWNESSY CENTRE          LINEN N THINGS             2015          2025      BUSINESS DEPOT (STAPLES)    2011          2028
      BRENTWOOD                 SEARS WHOLE HOME           2010          2020      LINEN N THINGS              2015          2030
      SOUTH EDMONTON COMMON     LONDON DRUGS               2020          2057      MICHAELS                    2011          2026
      SOUTH EDMONTON
       PHASE II (4)
      GRANDE PRAIRIE III        WINNERS (TJ MAXX)          2011          2026      JYSK LINEN                  2012          2022
  BRITISH COLUMBIA
      TILLICUM                  SAFEWAY                    2023          2053      WINNERS (TJ MAXX)           2008          2023
      PRINCE GEORGE             THE BAY                    2013          2083      LONDON DRUGS                2017          2027
      STRAWBERRY HILL           CINEPLEX ODEON             2008          2018      WINNERS (TJ MAXX)           2009          2024
      MISSION                   FAMOUS PLAYERS             2010          2030      LONDON DRUGS                2019          2046
      ABBOTSFORD                PETSMART                   2013          2033      WINNERS (TJ MAXX)           2008          2023
      CLEARBROOK                STAPLES                    2012          2022      LANDMARK CINEMAS            2011          2021
      SURREY                    LONDON DRUGS               2011          2021
      LANGLEY GATE              PETSMART                   2008          2038      WINNERS (TJ MAXX)           2007          2017
  ONTARIO
      SHOPPERS WORLD ALBION     FORTINO'S                  2010          2030
      SHOPPERS WORLD DANFORTH   DOMINION                   2018          2028      BUSINESS DEPOT (STAPLES)    2015          2030
      THICKSON RIDGE            FUTURE SHOP (BEST BUY)     2006          2016      PETSMART                    2012          2032
      LINCOLN FIELDS            LOEB (GROUND)              2004          2019      CAA OTTAWA                  2007          2015
      404 TOWN CENTRE           A & P                      2007          2027      NATIONAL GYM CLOTHING       2009          2014
      BOULEVARD CENTRE I        WINNERS (TJ MAXX)          2008          2023      LOEB                        2008
      BOULEVARD CENTRE II
      KENDALWOOD                VALUE VILLAGE              2008          2028      SHOPPERS DRUG MART          2011          2021
      SUDBURY                   BUSINESS DEPOT (STAPLES)   2014          2029      CHAPTERS                    2010          2030
      LEASIDE                   FUTURE SHOP (BEST BUY)     2010          2025      PETSMART                    2012          2037
      WALKER PLACE
      BOULEVARD III (4)
      NEW MARKET (4)
      DUFFERIN (4)
  PRINCE EDWARD ISLAND
      CHARLOTTETOWN             WINNERS (TJ MAXX)          2009                    WEST ROYALTY FITNESS        2010
  QUEBEC
      GREENFIELD PARK           BUREAU EN GROS (STAPLES)   2007          2022      GUZZO CINEMA                2019          2039
      JACQUES CARTIER           VALUE VILLAGE              2008          2028      IGA                         2007
      CHATEAUGUAY               HART                       2005          2025

MEXICO
      SALTILLO PLAZA
      NUEVO LEON



                                    YEAR            OWNERSHIP         LAND     LEASABLE    PERCENT
                                 DEVELOPED          INTEREST/         AREA       AREA      LEASED
      LOCATION                  OR ACQUIRED      (EXPIRATION)(2)    (ACRES)   (SQ. FT.)      (1)
---------------------------------------------------------------------------------------------------
ACQUISITIONS SUBSEQUENT
TO DECEMBER 31, 2002
THROUGH FEBRUARY 28, 2003

ARIZONA
      AVONDALE (4)                  2003          JOINT VENTURE          8.3             -       -

NEW HAMSPHIRE
      NASHUA                        2003               FEE              22.0       179,610    95.0

OHIO
      MONTROSE                      2003               FEE              53.4       926,600    99.4

TEXAS
      HOUSTON                       2003               FEE              17.1       183,024    90.4
      AMARILLO (7)                  2003          JOINT VENTURE         10.6       142,789    93.2

WASHINGTON
      TUKWILA (7)                   2003          JOINT VENTURE         46.7       467,452    97.9


DISPOSITIONS SUBSEQUENT
TO DECEMBER 31, 2002
THROUGH FEBRUARY 28, 2003

GEORGIA
      SMYRNA (6) (9)                2002          JOINT VENTURE          7.8        77,961    99.7

ILLINOIS
      BRIDGEVIEW (6)                1998               FEE               6.8        88,069       -
      ROCKFORD (6)                  1998       GROUND LEASE (2030)      10.3       102,971       -

NEVADA
      LAS VEGAS (6) (9)             2002          JOINT VENTURE         23.4       234,459    87.9

                                                          MAJOR LEASES
                                 -------------------------------------------------------------
                                                                       LEASE         OPTION
      LOCATION                   TENANT NAME                        EXPIRATION     EXPIRATION
----------------------------------------------------------------------------------------------
ACQUISITIONS SUBSEQUENT
TO DECEMBER 31, 2002
THROUGH FEBRUARY 28, 2003

ARIZONA
      AVONDALE (4)

NEW HAMSPHIRE
      NASHUA                    DSW SHOE WAREHOUSE                    2011

OHIO
      MONTROSE                  HOME DEPOT                            2013

TEXAS
      HOUSTON                   ROSS STORES                           2013           2033
      AMARILLO (7)              ROSS STORES                           2012

WASHINGTON
      TUKWILA (7)               BEST BUY                              2015


DISPOSITIONS SUBSEQUENT
TO DECEMBER 31, 2002
THROUGH FEBRUARY 28, 2003

GEORGIA
      SMYRNA (6) (9)            INGLES GROCERY                        2012

ILLINOIS
      BRIDGEVIEW (6)
      ROCKFORD (6)

NEVADA
      LAS VEGAS (6) (9)         FACTORY 2 U STORES                    2004           2009


                                                                    MAJOR LEASES
                                -------------------------------------------------------------------------------------------------
                                                           LEASE        OPTION                             LEASE         OPTION
      LOCATION                     TENANT NAME          EXPIRATION    EXPIRATION   TENANT NAME           EXPIRATION    EXPIRATION
---------------------------------------------------------------------------------------------------------------------------------
ACQUISITIONS SUBSEQUENT
TO DECEMBER 31, 2002
THROUGH FEBRUARY 28, 2003

ARIZONA
      AVONDALE (4)

NEW HAMSPHIRE
      NASHUA                      BED BATH & BEYOND       2007                    MICHAEL'S                   2007

OHIO
      MONTROSE                    TOYS R US               2012                    CHILIS                      2009

TEXAS
      HOUSTON                     OFFICE DEPOT            2012          2032      OLD NAVY                    2007          2022
      AMARILLO (7)                BED BATH & BEYOND       2012                    JOANN FABRICS               2012

WASHINGTON
      TUKWILA (7)                 BABIES R US             2014                    MARSHALLS                   2011


DISPOSITIONS SUBSEQUENT
TO DECEMBER 31, 2002
THROUGH FEBRUARY 28, 2003

GEORGIA
      SMYRNA (6) (9)

ILLINOIS
      BRIDGEVIEW (6)
      ROCKFORD (6)

NEVADA
      LAS VEGAS (6) (9)



                                    YEAR            OWNERSHIP         LAND     LEASABLE    PERCENT
                                 DEVELOPED          INTEREST/         AREA       AREA      LEASED
      LOCATION                  OR ACQUIRED      (EXPIRATION)(2)    (ACRES)   (SQ. FT.)      (1)
---------------------------------------------------------------------------------------------------
PENNSLYVANIA
      TREXLERTOWN (6)               1998      GROUND LEASE (2048)
                                                /JOINT VENTURE        1.2         41,680      90.8

      RETAIL STORE
       LEASES (10)                1995/1997         LEASEHOLD           -      3,809,000

                                                                    -----     ----------
      GRAND TOTAL 600
        PROPERTY INTERESTS                                          9,699     87,834,350
                                                                    -----     ----------
                                                                    -----     ----------


                                                          MAJOR LEASES
                                 -------------------------------------------------------------
                                                                       LEASE         OPTION
      LOCATION                   TENANT NAME                        EXPIRATION     EXPIRATION
----------------------------------------------------------------------------------------------
     TREXLERTOWN (6)             LEHIGH VALLEY HEALTH                  2008           2023


(1) PERCENT LEASED INFORMATION AS OF DECEMBER 31, 2002 OR DATE OF ACQUISITION IF ACQUIRED SUBSEQUENT TO DECEMBER 31, 2002.

(2) THE TERM "JOINT VENTURE" INDICATES THAT THE COMPANY OWNS THE PROPERTY IN CONJUNCTION WITH ONE OR MORE JOINT VENTURE PARTNERS. THE DATE INDICATED IS THE EXPIRATION DATE OF ANY GROUND LEASE AFTER GIVING AFFECT TO ALL RENEWAL PERIODS.

(3)  DENOTES REDEVELOPMENT PROJECT.

(4) DENOTES GROUND-UP DEVELOPMENT PROJECT. THE SQUARE FOOTAGE SHOWN REPRESENTS THE COMPLETED LEASEABLE AREA.

(5)  DENOTES UNDEVELOPED LAND.

(6)  SOLD OR TERMINATED SUBSEQUENT TO DECEMBER 31, 2002.

(7)  DENOTES PROPERTY INTEREST IN KIMCO INCOME REIT ("KIR").

(8)  DENOTES PROPERTY INTEREST IN KIMCO RETAIL OPPORTUNITY PORTFOLIO ("KROP").

(9)  DENOTES PROPERTY INTEREST IN KIMSOUTH REALTY, INC.

(10) THE COMPANY HOLDS INTERESTS IN VARIOUS RETAIL STORE LEASES RELATED TO THE ANCHOR STORE PREMISES IN NEIGHBORHOOD AND COMMUNITY SHOPPING CENTERS.

                      Executive Officers of the Registrant

The following table sets forth information with respect to the executive officers of the Company as of January 31, 2003.

   Name                     Age       Position                         Since
   ----                     ---       --------                         -----

Milton Cooper               74        Chairman of the Board of         1991
                                      Directors and Chief
                                      Executive Officer

Michael J. Flynn            67        Vice Chairman of the             1996
                                      Board of Directors and
                                      President and Chief              1997
                                      Operating Officer

David B. Henry              54        Vice Chairman of the             2001
                                      Board of Directors and
                                      Chief Investment Officer

Thomas A. Caputo            56        Executive Vice President         2000

Glenn G. Cohen              39        Vice President -                 2000
                                      Treasurer                        1997

Raymond Edwards             40        Vice President -                 2001
                                      Retail Property Solutions

Jerald Friedman             58        President, KDI and               2000
                                      Executive Vice President         1998

Bruce M. Kauderer           56        Vice President - Legal           1995
                                      General Counsel and              1997
                                      Secretary

Michael V. Pappagallo       44        Vice President -                 1997
                                      Chief Financial Officer

David M. Samber             53        Chief Executive Officer -
                                      Kimco Select Investments         1997
                                      and Vice President               2001

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

David M. Samber has been Chief Executive Officer of Kimco Select Investments since January 1997 and a Vice President of the Company since January 2001. Mr. Samber was President and Chief Operating Officer of the Company from November 1991 through 1996 and held various other positions in the Company for more than five years prior to 1991.

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

                                     PART II


Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

Market Information The following table sets forth the common stock offerings completed by the Company during the three year period ended December 31, 2002. The Company's common stock was sold for cash at the following offering prices per share.


   Offering Date                            Offering Price
   -------------                            ---------------

   August 2000                                  $28.33
   November 2001                                $32.85
   December 2001                                $33.57

The table below sets forth, for the quarterly periods indicated, the high and low sales prices per share reported on the NYSE Composite Tape for the Company's common stock. The Company's common stock is traded under the trading symbol "KIM".

                                     Stock Price
                                   ----------------
            Period                 High        Low
            ------                 ----        ----

        2001:
        First Quarter             $30.08     $27.17
        Second Quarter            $31.57     $27.33
        Third Quarter             $33.30     $29.50
        Fourth Quarter            $34.07     $31.33

        2002:
        First Quarter             $33.50     $29.00
        Second Quarter            $33.87     $31.00
        Third Quarter             $33.20     $25.96
        Fourth Quarter            $32.08     $27.77

Holders The number of holders of record of the Company's common stock, par value $0.01 per share, was 1,273 as of January 31, 2003.

Dividends Since the IPO, the Company has paid regular quarterly dividends to its stockholders.

Quarterly dividends at the rate of $0.48 per share were declared and paid on December 4, 2000 and January 16, 2001, March 15, 2001 and April 16, 2001, June 15, 2001 and July 16, 2001, and September 17, 2001 and October 15, 2001,
respectively. On October 24, 2001, the Company declared its dividend payable during the first quarter of 2002 at an increased rate of $0.52 per share payable on January 15, 2002 to shareholders of record as of January 2, 2002. Quarterly dividends at the rate of $0.52 per share were declared and paid on March 15, 2002 and April 15, 2002, June 17, 2002 and July 15, 2002, September 16, 2002 and
October 15, 2002, respectively. On October 28, 2002, the Company declared its dividend payable during the first quarter of 2003 at an increased rate of $0.54 per share payable on January 15, 2003 to shareholders of record as of January 2, 2003. This $0.54 per share dividend, if annualized, would equal $2.16 per share or an annual yield of approximately 6.9% based on the closing price of $31.40 of the Company's common stock on the NYSE as of January 31, 2003.

The Company has determined that the $2.08 dividend per common share paid during 2002 represented 96% ordinary income and 4% capital gain to its stockholders and the $1.92 dividend per common share paid during 2001 represented 95% ordinary income and 5% return of capital to its stockholders.

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

In addition to its common stock offerings, the Company has capitalized the growth in its business through the issuance of unsecured fixed and floating-rate medium-term notes, underwritten bonds, mortgage debt, convertible preferred stock and perpetual preferred stock. Borrowings under the Company's revolving credit facilities have also been an interim source of funds to both finance the purchase of properties and meet any short-term working capital requirements. The various instruments governing the Company's issuance of its unsecured public debt, bank debt, mortgage debt and preferred stock impose certain restrictions on the Company with regard to dividends, voting, liquidation and other preferential rights available to the holders of such instruments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 10 and 16 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.

The Company does not believe that the preferential rights available to the holders of its Class A, Class B and Class C Preferred Stock, the financial covenants contained in its public bond Indenture, as amended, or its revolving credit agreements will have an adverse impact on the Company's ability to pay dividends in the normal course to its common stockholders or to distribute amounts necessary to maintain its qualification as a REIT.

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

                                                                               Year ended December 31,(3)
                                                        -----------------------------------------------------------------------
                                                          2002           2001           2000          1999            1998
                                                        -----------    -----------    -----------    -----------    -----------
                                                                  (in thousands, except per share information)
Operating Data:
Revenues from rental property (1)                       $   450,829    $   450,408    $   441,336    $   417,999    $   329,652
Interest expense                                        $    86,896    $    88,592    $    91,870    $    83,553    $    64,285
Depreciation and amortization                           $    74,223    $    71,717    $    69,052    $    65,316    $    50,117
Gain on sale of development properties                  $    15,879    $    13,418    $      --      $      --      $      --
Gain on sale of operating properties                    $      --      $     3,040    $     3,962    $     1,552    $       901
Provision for income taxes                              $    12,904    $    19,376    $      --      $      --      $      --
Income from continuing operations                       $   248,570    $   226,241    $   193,925    $   168,616    $   124,112
Income per common share, from continuing
operations:
    Basic                                               $      2.20    $      2.09    $      1.81    $      1.57    $      1.32
    Diluted                                             $      2.19    $      2.05    $      1.79    $      1.55    $      1.31
Weighted average number of shares of common stock:
    Basic                                                   104,458         96,317         92,688         90,709         75,106
    Diluted                                                 105,969        101,163         93,653         91,466         75,961
Cash dividends declared per common share                $      2.10    $      1.96    $      1.81    $      1.64    $      1.37


                                                                                  December 31,
                                                        -----------------------------------------------------------------------
                                                           2002           2001           2000           1999           1998
                                                        -----------    -----------    -----------    -----------    -----------

Balance Sheet Data:
Real estate, before accumulated depreciation            $ 3,398,971    $ 3,201,364    $ 3,114,503    $ 2,951,050    $ 3,023,902
Total assets                                            $ 3,756,878    $ 3,384,779    $ 3,171,348    $ 3,007,476    $ 3,051,178
Total debt                                              $ 1,576,982    $ 1,328,079    $ 1,325,663    $ 1,249,571    $ 1,289,561
Total stockholders' equity                              $ 1,907,328    $ 1,890,084    $ 1,704,339    $ 1,605,435    $ 1,585,019


Other Data:
                                                                                  Year ended December 31, (3)
                                                        -----------------------------------------------------------------------
                                                            2002           2001           2000           1999           1998
                                                        -----------    -----------    -----------    -----------    -----------
Funds from Operations (2):
Net income                                              $   245,668    $   236,538    $   205,025    $   176,778    $   122,266
Depreciation and amortization                                76,674         74,209         71,129         67,416         51,348
Depreciation and amortization -  real estate
     joint ventures                                          17,779         12,718          8,277          5,239            788
(Gain) on disposition of operating properties               (12,778)        (3,040)        (3,962)        (1,552)          (901)
(Gain) / loss on early extinguishment of debt               (22,255)          --             --             --            4,900
Adjustment of property carrying values                       33,030           --             --             --             --
Preferred stock dividends                                   (18,437)       (24,553)       (26,328)       (26,478)       (24,654)
                                                        -----------    -----------    -----------    -----------    -----------
Funds from operations                                   $   319,681    $   295,872    $   254,141    $   221,403    $   153,747
                                                        ===========    ===========    ===========    ===========    ===========

Cash flow provided by operations                        $   278,931    $   287,444    $   250,546    $   237,153    $   158,706
Cash flow used for investing activities                 $  (396,655)   $  (157,193)   $  (191,626)   $  (205,219)   $  (630,229)
Cash flow (used for) provided by financing activities   $    59,839    $   (55,501)   $   (67,899)   $   (47,778)   $   484,465




(1) Does not include (i) revenues from rental property relating to unconsolidated joint ventures, (ii) revenues relating to the investment in retail stores leases and (iii) revenues from properties included in discontinued operations.

(2) Most industry analysts and equity REITs, including the Company, generally consider funds from operations ("FFO") to be an appropriate supplemental measure of the performance of an equity REIT. FFO is defined as net income applicable to common shares before depreciation and amortization, extraordinary items, gains or losses on sales of operating real estate, plus the pro-rata amount of depreciation and amortization of unconsolidated joint ventures determined on a consistent basis. Given the nature of the Company's business as a real estate owner and operator, the Company believes that FFO is helpful to investors as a measure of its operational performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance such as various non-recurring items, gains and losses on sales of real estate and real estate related depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult to compare. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and therefore should not be considered an alternative for net income as a measure of liquidity. In addition, the comparability of the Company's FFO with the FFO reported by other REITs may be affected by the differences that exist regarding certain accounting policies relating to expenditures for repairs and other recurring items.

(3) All years have been adjusted to reflect the impact of operating properties sold during 2002 and properties classified as held for sale as of December 31, 2002 which are reflected in discontinued operations in the Consolidated Statements of Income.

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

Critical Accounting Policies

The Consolidated Financial Statements of the Company include the accounts of the Company, its wholly-owned subsidiaries and all partnerships in which the Company has a controlling interest. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates are based on, but not limited to, historical results, industry standards and current economic conditions, giving due consideration to materiality. The most significant assumptions and estimates relate to revenue recognition and the recoverability of trade accounts receivable, depreciable lives and valuation of real estate. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

        Revenue Recognition and Accounts Receivable

Base rental revenues from rental property are recognized on a straight-line basis over the terms of the related leases. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the lessee. These percentage rents are recorded once the required sales level is achieved. In addition, leases typically provide for reimbursement to the Company of common area maintenance, real estate taxes and other operating expenses. Operating expense reimbursements are recognized as earned. Rental income may also include payments received in connection with lease termination agreements.

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

        Real Estate

Land, buildings and fixtures and leasehold improvements are recorded at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and replacements, which improve and extend the life of the asset, are capitalized.

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

Real estate under development on the Company's Consolidated Balance Sheets represent ground-up development projects which are held for sale upon completion. These assets are carried at cost and no depreciation is recorded. The cost of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company ceases cost capitalization when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity. If in management's opinion, the estimated net sales price of these assets is less than the net carrying value, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property. A gain on the sale of these assets is generally recognized using the full accrual method in accordance with the provisions of Statement of Financial Accounting Standard No. 66, Accounting for Real Estate Sales.

        Long Lived Assets

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property value is considered impaired only if management's estimate of current and projected operating cash flows (undiscounted and without interest charges) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trend and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the carrying value of the property would be adjusted to an amount to reflect the estimated fair value of the property.

When a real estate asset is identified by management as held for sale the Company ceases depreciation of the asset and estimates the sales price of such asset net of selling costs. If, in management's opinion, the net sales price of the asset is less than the net book value of such asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property.

The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties, investments in joint ventures and other investments. The Company's reported net income is directly affected by management's estimate of impairments and/or valuation allowances recognized.

Results of Operations

        Comparison 2002 to 2001

Revenues from rental property increased $0.4 million or 0.1% to $450.8 million for the year ended December 31, 2002, as compared with $450.4 million for the year ended December 31, 2001. This net increase resulted primarily from the combined effect of (i) the acquisition of 13 operating properties during 2002, providing revenues of $5.1 million for the year ended December 31, 2002, (ii) the full year impact related to the three operating properties acquired in 2001 providing incremental revenues of $2.3 million, and (iii) the completion of certain development and redevelopment projects, tenant buyouts and new leasing within the portfolio providing incremental revenues of approximately $20.5 million as compared to the corresponding year ended December 31, 2001, offset by
(iv) an overall decrease in shopping center portfolio occupancy to 87.8% at December 31, 2002 as compared to 90.4% at December 31, 2001 due primarily to the bankruptcy filing of Kmart Corporation ("Kmart") and Ames Department Stores, Inc. ("Ames") and subsequent rejection of leases resulting in a decrease of revenues of approximately $25.1 million as compared to the preceding year, and
(v) sales of certain shopping center properties throughout 2001 and 2002, resulting in a decrease of revenues of approximately $2.4 million as compared to the preceding year.

Rental property expenses, including depreciation and amortization, increased $11.0 million or 5.9% to $196.8 million for the year ended December 31, 2002 as compared to $185.8 million for the preceding year. The rental property expense component of real estate taxes increased approximately $7.3 million or 13.1% for the year ended December 31, 2002 as compared with the year ended December 31, 2001. This increase relates primarily to the payment of real estate taxes by the Company on certain Kmart anchored locations where Kmart previously paid the real estate taxes directly to the taxing authorities. The rental property expense component of operating and maintenance increased approximately $1.5 million or 3.2% for the year ended December 31, 2002 as compared with the year ended December 31, 2001. This increase is primarily due to property acquisitions during 2002 and 2001, renovations within the portfolio and higher professional fees relating to tenant bankruptcies.

Equity in income of real estate joint ventures, net increased $15.4 million to $35.6 million for the year ended December 31, 2002, as compared to $20.2 million for the year ended December 31, 2001. This increase is primarily attributable to the equity in income from the Kimco Income REIT joint venture investment, the RioCan joint venture investment, and the KROP joint venture investment as described below.

During 1998, the Company formed KIR, a limited partnership established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages. The Company has a 43.3% non-controlling limited partnership interest in KIR, which the Company manages, and accounts for its investment in KIR under the equity method of accounting. Equity in income of KIR increased $3.1 million to $16.3 million for the year ended December 31, 2002, as compared to $13.2 million for the preceding year. This increase is primarily due to the Company's increased capital investment in KIR totaling $23.8 million during 2002 and $30.8 million during 2001. The additional capital investments received by KIR from the Company and its other institutional partners were used to purchase additional shopping center properties throughout calendar year 2002 and 2001.

During October 2001, the Company formed a joint venture (the "RioCan Venture") with RioCan Real Estate Investment Trust ("RioCan", Canada's largest publicly traded REIT measured by gross leasable area ("GLA")), in which the Company has a 50% non-controlling interest, to acquire retail properties and development projects in Canada. As of December 31, 2002, the RioCan Venture consisted of 28 shopping center properties and four development projects with approximately 6.7 million square feet of GLA. The Company's equity in income from the RioCan Venture increased approximately $8.7 million to $9.1 million for the year ended December 31, 2002, as compared to $0.4 million for the preceding year.

During October 2001, the Company formed the Kimco Retail Opportunity Fund ("KROP"), a joint venture with GE Capital Real Estate ("GECRE") which the Company manages and has a 20% interest. The purpose of this venture is to acquire established, high-growth potential retail properties in the United States. As of December 31, 2002, KROP consisted of 15 shopping center properties with approximately 1.5 million square feet of GLA. During the year ended December 31, 2002, the Company's equity in income from KROP was approximately $0.9 million.

Minority interests in income of partnerships, net increased $0.7 million to $2.4 million as compared to $1.7 million for the preceding year. This increase is primarily due to the acquisition of a shopping center property acquired through a newly formed partnership by issuing approximately 2.4 million downREIT units valued at $80 million. The downREIT units are convertible at a ratio of 1:1 into the Company's common stock and are entitled to a distribution equal to the dividend rate on the Company's common stock multiplied by 1.1057.

Income from other real estate investments decreased $22.1 million to $16.0 million as compared to $38.1 million for the preceding year. This decrease is primarily due to the decrease in income from the Montgomery Ward asset designation rights transactions described below.

During March 2001, the Company, through a taxable REIT subsidiary, formed a real estate joint venture (the "Ward Venture") in which the Company has a 50% interest, for purposes of acquiring asset designation rights for substantially all of the real estate property interests of the bankrupt estate of Montgomery Ward LLC and its affiliates. These asset designation rights have provided the Ward Venture the ability to direct the ultimate disposition of the 315 fee and leasehold interests held by the bankrupt estate, of which 303 transactions have been completed to date. During the year ended December 31, 2002 the Ward Venture completed transactions of 32 properties. The pre-tax profits from the Ward Venture decreased approximately $23.3 million to $11.3 million for the year ended December 31, 2002 as compared to $34.6 million for the preceding year.

Mortgage financing income increased $17.1 million to $19.4 million for the year ended December 31, 2002 as compared to $2.3 million for the year ended December 31, 2001. This increase is primarily due to increased interest income earned related to certain real estate lending activities during the year ended December 31, 2002.

Effective January 1, 2001, the Company has elected taxable REIT subsidiary status for its wholly-owned development subsidiary ("KDI"). KDI is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion. During the year ended December 31, 2002, KDI sold four projects and eight out-parcels, in separate transactions, for approximately $128.7 million, including the assignment of approximately $17.7 million of mortgage debt encumbering one of the properties. These sales resulted in pre-tax gains of approximately $15.9 million.

During the year ended December 31, 2001, KDI sold two of its recently completed projects and five out-parcels, in separate transactions, for approximately $61.3 million, which resulted in pre-tax profits of $13.4 million.

Management and other fee income increased approximately $6.4 million to $14.2 million for the year ended December 31, 2002 as compared to $7.8 million for the year ended December 31, 2001. This increase is primarily due to (i) a $1.1 million increase in management fees from KIR resulting from the growth of the KIR portfolio, (ii) $2.3 million of management and acquisition fees relating to the KROP joint venture activities during the year ended December 31, 2002 and
(iii) increased property management activity providing incremental fee income of approximately $3.0 million.

Other income/(loss), net increased approximately $4.7 million to $2.5 million for the year ended December 31, 2002 as compared to the preceding calendar year. This increase is primarily due to pre-tax profits earned from the Company's participation in ventures established to provide inventory liquidation services to regional retailers in bankruptcy.

Interest expense decreased $1.7 million or 1.9% to $86.9 million for the year ended December 31, 2002, as compared with $88.6 million for the year ended December 31, 2001. This decrease is primarily due to reduced interest costs on the Company's floating-rate revolving credit facilities and remarketed reset notes which was partially offset by an increase in borrowings during the year ended December 31, 2002, as compared to the preceding year.

General and administrative expenses increased approximately $3.2 million for the year ended December 31, 2002, as compared to the preceding calendar year. This increase is primarily due to higher costs related to the growth of the Company including (i) increased senior management and staff levels, (ii) increased system related costs and (iii) other personnel related costs.

The Company had previously encumbered seven Kmart sites with individual non-recourse mortgages aggregating approximately $70.8 million as part of its strategy to reduce its exposure to Kmart Corporation. As a result of the Kmart bankruptcy filing in January of 2002 and the subsequent rejection of leases including leases at these encumbered sites, the Company, during July 2002, had suspended debt services payments on these loans and was actively negotiating with the respective lenders. During December 2002, the Company reached agreement with certain lenders in connection with four of these locations. The Company paid approximately $24.2 million in full satisfaction of these loans which aggregated approximately $46.5 million. The Company recognized a gain on early extinguishment of debt of approximately $22.3 million.

During December 2002, the Company identified two operating properties, comprised of approximately 0.2 million square feet of GLA, as "Held for Sale" in accordance with FASB No. 144. The book value of these properties, aggregating approximately $28.4 million, net of accumulated depreciation of approximately $2.9 million, exceeded their estimated fair value. The Company's determination of the fair value of these properties, aggregating approximately $7.9 million, is based upon executed contracts of sale with third parties less estimated selling costs. As a result, the Company recorded an adjustment of property carrying values of $20.5 million. This adjustment is included, along with the related property operations for the current and comparative years, in the caption Income/(loss) from discontinued operations on the Company's Consolidated Statements of Income.

As part of the Company's periodic assessment of its real estate properties with regard to both the extent to which such assets are consistent with the Company's long-term real estate investment objectives and the performance and prospects of each asset, the Company determined in the fourth quarter of 2002, that its investment in four operating properties, comprised of an aggregate 0.4 million square feet of GLA with an aggregate net book value of approximately $23.8 million, may not be fully recoverable. Based upon management's assessment of current market conditions and the lack of demand for the properties, the Company has reduced its potential holding period of these investments. As a result of the reduction in the anticipated holding period, together with a reassessment of the projected future operating income of the properties and the effects of current market conditions, the Company has determined that its investment in these assets was not fully recoverable and has recorded an adjustment of property carrying value aggregating approximately $12.5 million.

During 2002, the Company, (i) disposed of, in separate transactions, 12 operating properties for an aggregate sales price of approximately $74.5 million, including the assignment/repayment of approximately $22.6 million of mortgage debt encumbering three of the properties and, (ii) terminated five leasehold positions in locations where a tenant in bankruptcy had rejected its lease. These dispositions resulted in net gains of approximately $12.8 million for the year ended December 31, 2002. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FASB No. 144"), the operations and net gain on disposition of these properties have been included in the caption Discontinued operations on the Company's Consolidated Statements of Income.

During 2001, the Company, in separate transactions, disposed of three operating properties, including the sale of a property to KIR, and a portion of another operating property comprising in the aggregate approximately 0.6 million square feet of GLA. Cash proceeds from these dispositions aggregated approximately $46.7 million, which resulted in a net gain of approximately $3.0 million. Cash proceeds from the sale of the operating property in Elyria, OH totaling $5.8 million, together with an additional $7.1 million cash investment, were used to acquire an exchange shopping center property located in Lakeland, FL during August 2001.

Net income for the year ended December 31, 2002 was $245.7 million as compared to $236.5 million for the year ended December 31, 2001, representing an increase of $9.2 million. This increase reflects the combined effect of increased contributions from the investments in KIR, KROP, the RioCan Venture and other financing investments, reduced by lower income resulting from tenant bankruptcies and subsequent rejection of leases and a decrease in profits from the Ward Venture.

        Comparison 2001 to 2000

Revenues from rental property increased $9.1 million or 2.1% to $450.4 million for the year ended December 31, 2001, as compared with $441.3 million for the year ended December 31, 2000. This net increase resulted primarily from the combined effect of (i) the acquisition of three operating properties during 2001, providing revenues of $1.3 million for the year ended December 31, 2001,
(ii) the full year impact related to the 12 operating properties acquired in 2000 providing incremental revenues of $3.5 million, and (iii) the completion of certain development and redevelopment projects and new leasing within the portfolio providing incremental revenues of approximately $11.9 million as compared to the corresponding year ended December 31, 2000, offset by (iv) the commencement of new redevelopment projects and tenant buyouts causing a temporary increase in vacancy, sales of certain shopping center properties throughout 2001 and 2000 and an overall decrease in shopping center portfolio occupancy to 90.1% at December 31, 2001 as compared to 92.9% at December 31, 2000 due primarily to bankruptcies of tenants and subsequent rejections of leases resulting in a decrease of revenues of approximately $7.6 million as compared to the preceding year.

Rental property expenses, including depreciation and amortization, increased $9.2 million or 5.2% to $185.8 million for the year ended December 31, 2001 as compared to $176.6 million for the preceding year. The rental property expense components of real estate taxes and operating and maintenance increased approximately $1.8 million and $4.4 million, respectively, for the year ended December 31, 2001 as compared with the year ended December 31, 2000. Depreciation and amortization increased $2.7 million for the year ended December 31, 2001 as compared to the preceding year. These increases are primarily due to property acquisitions during 2001 and 2000, renovations within the existing portfolio, the completion of certain redevelopment and development projects, and increased snow removal costs during 2001.

Equity in income of real estate joint ventures, net increased $5.6 million to $20.2 million for the year ended December 31, 2001 as compared to $14.6 million for the year ended December 31, 2000. This increase is primarily attributable to the KIR transaction described below.

During 1998, the Company formed KIR, a limited partnership established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages. At the time of the formation, the Company contributed 19 property interests to KIR. On April 28, 1999, KIR sold a significant interest in the partnership to institutional investors. As a result, the Company holds a non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting. Equity in income of KIR increased $3.7 million to $13.2 million for the year ended December 31, 2001, as compared to $9.5 million for the preceding year. This increase is primarily due to the Company's increased capital investment in KIR totaling $30.8 million during 2001 and $29.6 million during 2000. The additional capital investments received by KIR from the Company and its other institutional partners were used to purchase additional shopping center properties throughout calendar years 2001 and 2000.

Income from other real estate investments, increased approximately $30.4 million to $38.1 million for the year ended December 31, 2001 as compared with $7.7 million for the year ended December 31, 2000. This increase is primarily due to the Montgomery Ward asset designation rights transaction described below.

During March 2001, the Company, through a taxable REIT subsidiary, formed a real estate joint venture (the "Ward Venture") in which the Company has a 50% interest, for purposes of acquiring asset designation rights for substantially all of the real estate property interests of the bankrupt estate of Montgomery Ward LLC and its affiliates. These asset designation rights have provided the Ward Venture the ability to direct the ultimate disposition of the 315 fee and leasehold interests held by the bankrupt estate. The Ward Venture has completed transactions on 271 properties, and the Company has recognized pre-tax profits of approximately $34.6 million for the year ended December 31, 2001.

Mortgage financing income increased approximately $0.8 million to $2.3 million for the year ended December 31, 2001 as compared to $1.5 million for the year ended December 31, 2000. This increase is primarily due to increased interest income earned related to certain real estate lending activities during the year ended December 31, 2001.

Effective January 1, 2001, the Company has elected taxable REIT subsidiary status for its wholly owned development subsidiary, KDI. KDI is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion. During the year ended December 31, 2001, KDI sold two of its recently completed projects and five out-parcels, in separate transactions, for approximately $61.3 million, which resulted in pre-tax profits of $13.4 million.

Interest, dividends and other investment income increased approximately $0.9 million to $17.3 million for the year ended December 31, 2001 as compared to $16.4 million for the year ended December 31, 2000. Interest, dividends and other investment income is primarily comprised of interest income, dividend income and realized gains related to the Company's investments and sales of certain marketable equity and debt securities.

Interest expense decreased $3.3 million or 3.6% to $88.6 million for the year ended December 31, 2001, as compared with $91.9 million for the year ended December 31, 2000. This decrease is primarily due to reduced interest costs on the Company's floating-rate revolving credit facility and remarketed reset notes during the year ended December 31, 2001, as compared to the preceding year.

General and administrative expenses increased approximately $3.2 million for the year ended December 31, 2001, as compared to the preceding calendar year. This increase is primarily due to higher costs related to the growth of the Company including (i) increased senior management and staff levels, (ii) increased system related costs and (iii) other personnel related costs. In addition, the Company issued a stock grant award to a newly appointed executive officer of the Company valued at approximately $1.1 million during 2001.

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

During 2000, the Company, in separate transactions, disposed of ten shopping center properties. Sale prices from two of these dispositions aggregated approximately $4.5 million, which approximated their aggregate net book value. Sale prices from eight of these dispositions aggregated approximately $29.7 million, which resulted in net gains of approximately $4.0 million.

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

Tenant Concentrations

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base. At December 31, 2002, the Company's five largest tenants, were Kmart Corporation, The Home Depot, Kohl's, TJX Companies, and Wal-Mart, which represented approximately 4.5%, 2.8%, 2.7%, 2.5% and 1.9%, respectively, of the Company's annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

On January 22, 2002, Kmart filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As of the filing date, Kmart occupied 69 locations (excluding the KIR portfolio which includes six Kmart locations), representing 12.6% of the Company's annualized base rental revenues and 13.3% of the Company's total shopping center GLA. During 2002, Kmart rejected its leases at 31 locations, representing approximately $30.8 million of annualized base rental revenues and approximately 3.2 million square feet of GLA. As of December 31, 2002, Kmart represented 4.5% of annualized base rents and 6.9% of leased GLA.

During December 2002, the Company disposed of, in separate transactions, seven former Kmart sites, comprised of approximately 0.7 million square feet of GLA, for an aggregate sales price of approximately $40.8 million.

The Company has currently leased or is under agreement to lease 11 of the rejected locations, has terminated four ground lease locations and has received offers to purchase three of these sites. The Company is reviewing the offers received and is actively marketing the remaining six locations to prospective tenants, however, no assurances can be provided that these locations will be leased in the near term or at comparable rents previously paid by Kmart.

The Company previously encumbered seven of these rejected locations with individual non-recourse mortgage loans totaling approximately $70.8 million. Annualized interest expense on these loans was approximately $5.6 million. During July 2002, the Company suspended debt service payments on these loans and was actively negotiating with the respective lenders. During December 2002, the Company reached agreements with certain lenders in connection with four of these locations. The Company paid approximately $24.2 million in full satisfaction of these loans aggregating approximately $46.5 million and the Company recognized a gain on early extinguishment of debt of approximately $22.3 million. Also, during December 2002, the Company re-tenanted one of these sites and has brought the mortgage loan encumbering this property current.

During February 2003, the Company reached agreement with the lender in connection with the remaining two encumbered sites. The Company paid approximately $8.3 million in full satisfaction of these loans which aggregated approximately $14.7 million and the Company will recognize a gain on early extinguishment of debt of approximately $6.2 million during the first quarter of 2003.

On January 14, 2003, Kmart announced it would be closing an additional 326 locations of which nine of these locations (excluding the KIR portfolio which includes three additional locations and Kimsouth which includes two additional locations) are leased from the Company. The annualized base rental revenues from these nine locations are approximately $4.3 million. The Company had previously encumbered one of these properties with an individual non-recourse mortgage loan. The annualized interest expense for the one encumbered property is approximately $0.8 million. As of the date of this filing of this annual report on Form 10-K, the Company has not been notified directly by Kmart as to the timing of the store closings or whether the leases will be assigned or rejected. Until such time as the leases are rejected, in accordance with the bankruptcy proceedings, Kmart remains obligated for payments of rent and operating expenses at these locations and all other remaining locations.

Effective May 1, 2003, the Company has agreed to a five-year rent reduction at six Kmart locations, representing approximately 0.6 million square feet of GLA. The average rent was reduced from $8.01 per square foot to $5.57 per square foot, or approximately $1.5 million of annualized base rent.

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

Liquidity and Capital Resources

It is management's intention that the Company continually have access to the capital resources necessary to expand and develop its business. As such, the Company intends to operate with and maintain a conservative capital structure with a level of debt to total market capitalization of 50% or less. As of December 31, 2002 the Company's level of debt to total market capitalization was 31%. In addition, the Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings. The Company may, from time to time, seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage financings and other debt and equity alternatives in a manner consistent with its intention to operate with a conservative debt structure.

Since the completion of the Company's IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $2.7 billion for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.

The Company has a $250.0 million, unsecured revolving credit facility, which is scheduled to expire in August 2003. This credit facility has made available funds to both finance the purchase of properties and meet any short-term working capital requirements. As of December 31, 2002 there was $40.0 million outstanding under this credit facility. The Company intends to renew this facility prior to the maturity date.

During July 2002, the Company further enhanced its liquidity position by establishing an additional $150.0 million unsecured revolving credit facility. During December 2002, the Company paid down the outstanding balance and terminated this facility.

The Company also has a $200.0 million MTN program pursuant to which it may, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company's debt maturities. (See Note 10 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.) As of December 31, 2002, the Company had $98.0 million available for issuance under the MTN program.

In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties. As of December 31, 2002, the Company had over 380 unencumbered property interests in its portfolio.

During May 2001, the Company filed a shelf registration statement on Form S-3 for up to $750.0 million of debt securities, preferred stock, depositary shares, common stock and common stock warrants. As of December 31, 2002, the Company had $288.7 million available for issuance under this shelf registration statement.

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

Cash dividends paid increased to $235.6 million in 2002, compared to $209.8 million in 2001 and $189.9 million in 2000. The Company's dividend payout ratio, based on funds from operations on a per-basic common share basis, for 2002, 2001 and 2000 was approximately 68.0%, 62.5% and 64.6%, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.

The Company anticipates its capital commitment toward redevelopment projects during 2003 will be approximately $30.0 million to $50.0 million. Additionally, the Company anticipates its capital commitment toward ground-up development during 2003 will be approximately $160.0 million to $200.0 million. The proceeds from the sales of development properties and proceeds from construction loans in 2003 should be sufficient to fund the ground-up development capital requirements.

The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flows from operations as reported in the Consolidated Statements of Cash Flows was $278.9 million for 2002, $287.4 million for 2001 and $250.5 million for 2000.

Contractual Obligations and Other Commitments

The Company has debt obligations relating to its revolving credit facility, MTNs, senior notes, mortgages and construction loans with maturities ranging from one to 22 years. As of December 31, 2002, the Company's total debt had a weighted average term to maturity of approximately five years. In addition, the Company has non-cancelable operating leases pertaining to its shopping center portfolio. As of December 31, 2002, the Company has certain shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company to construct and/or operate a shopping center. In addition, the Company has non-cancelable operating leases pertaining to its retail store lease portfolio. The following table summarizes the Company's debt maturities and obligations under non-cancelable operating leases as of December 31, 2002 (in millions):

                            2003       2004       2005       2006       2007   Thereafter    Total
                        --------   --------   --------   --------   --------   --------   --------

Long-Term Debt          $  147.3   $  223.9   $  221.3   $  118.8   $  206.1   $  659.6   $1,577.0
Operating Leases
  Ground Leases         $   10.9   $   10.8   $   10.1   $    9.5   $    9.0   $  125.1   $  175.4
  Retail Store Leases   $    9.5   $    8.5   $    7.3   $    5.8   $    3.9   $    4.2   $   39.2

The Company has $100.0 million of unsecured senior notes and $7.3 million of construction loans maturing in 2003. In addition, the Company's unsecured revolving credit facility, which is scheduled to mature in August 2003, had $40.0 million outstanding as of December 2002. The Company anticipates satisfying these maturities with a combination of operating cash flows, its unsecured revolving credit facility and new debt financings. The Company intends to renew its unsecured revolving credit facility prior to the maturity date.

The Company has issued letters of credit in connection with the collateralization of tax-exempt mortgage bonds, completion guarantees for certain construction projects, and guaranty of payment related to the Company's insurance program. These letters of credit aggregate approximately $14.9 million.

Additionally, the RioCan Venture, an entity in which the Company holds a 50% non-controlling interest, has a CAD $5.0 million (approximately USD $3.2 million) letter of credit facility. This facility is jointly guaranteed by RioCan and the Company and has approximately CAD $1.0 million (approximately USD $0.6 million) outstanding as of December 31, 2002 relating to various development projects.

During 2002, the Company obtained construction financing on eight ground-up development properties for an aggregate loan amount of up to $119.8 million. As of December 31, 2002, approximately $38.9 million was outstanding.

Unconsolidated Real Estate Joint Ventures

The Company has investments in a number of unconsolidated real estate joint ventures with varying structures. These investments include the Company's 43.3% non-controlling interest in KIR, the Company's 50% non-controlling interest in the RioCan Venture, the Company's 20% non-controlling interest in KROP, and varying interests in other real estate joint ventures. These joint ventures operate either shopping center properties or are established for development projects. Such arrangements are generally with third party institutional investors, local developers and individuals. The properties owned by the joint ventures are primarily financed with individual non-recourse mortgage loans. Non-recourse mortgage debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the constituent members of the borrower, except for certain specified exceptions listed in the particular loan documents.

The KIR joint venture was established for the purpose of investing in high quality real estate properties financed primarily with individual non-recourse mortgages. The Company believes that these properties are appropriate for financing with greater leverage than the Company traditionally uses. As of December 31, 2002, KIR had interests in 68 properties comprising 14.0 million square feet of GLA. As of December 31, 2002, KIR had obtained individual non-recourse mortgage loans on 67 of these properties aggregating approximately $1,103.7 million. These non-recourse mortgage loans have maturities ranging from one to 16 years and rates ranging from 5.95% to 8.52%. In addition, KIR maintains a secured revolving credit facility with a syndicate of banks, which is scheduled to expire in November 2003. This facility is collateralized by the unfunded subscriptions of certain partners, including those of the Company. The facility has an aggregate availability of up to $100.0 million based upon the amount of unfunded subscription commitments of certain partners. During January 2003, the aggregate availability under the credit facility was reduced to $90.0 million. Under the terms of the facility, funds may be borrowed for general corporate purposes including the acquisition of institutional quality properties. Borrowings under the facility accrue interest at Libor plus 0.80%. As of December 31, 2002, there was $15.0 million outstanding under this facility. As of December 31, 2002, the Company's pro-rata share of non-recourse mortgages and other debt obligations relating to the KIR joint venture was approximately $484.4 million. The Company also has unfunded capital commitments to KIR in the amount of approximately $55.9 million as of December 31, 2002. (See Note 6 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

The RioCan Venture was established with RioCan Real Estate Investment Trust to acquire properties and development projects in Canada. As of December 31, 2002, the RioCan Venture consisted of 28 shopping center properties and four development projects with approximately 6.7 million square feet of GLA. As of December 31, 2002, the RioCan Venture had obtained individual, non-recourse mortgage loans on 26 of these properties aggregating approximately CAD $519.1 million (USD $329.3 million). These non-recourse mortgage loans have maturities ranging from one to 12 years and rates ranging from 5.82% to 10.31%. As of December 31, 2002 the Company's pro-rata share of non-recourse mortgage loans relating to the RioCan Venture was approximately CAD $259.6 million (USD $164.6 million). (See Note 6 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

The Kimco Retail Opportunity Fund ("KROP"), a joint venture with GE Capital Real Estate ("GECRE") was established to acquire high-growth potential retail properties in the United States. As of December 31, 2002, KROP consisted of 15 shopping center properties with approximately 1.5 million square feet of GLA. During 2002, KROP obtained a cross-collateralized mortgage with a 5-year term aggregating $73.0 million on eight properties with an interest rate of LIBOR plus 1.8%. During 2002, $1.9 million of this mortgage was repaid upon the sale of one of the collateralized properties. The interest on this mortgage is payable in monthly installments with principal due in full upon maturity. Additionally, KROP assumed mortgage debt of approximately $29.5 million in connection with the acquisition of three shopping centers, with fixed interest rates ranging from 7.38% to 8.64%. Such mortgage debt is collateralized by the individual shopping center property and is payable in monthly installments of principal and interest. At December 31, 2002 the weighted average interest rate for all mortgage debt outstanding was 4.65% per annum. As of December 31, 2002, the Company's pro-rata share of non-recourse mortgage loans relating to the KROP joint venture was approximately $20.0 million. Additionally, the Company along with its joint venture partner have provided interim financing ("Short-term Notes") for all acquisitions without a mortgage in place at the time of closing. As of December 31, 2002 KROP has outstanding Short-term Notes of $17.3 million due each the Company and GECRE. These short-term notes all have maturities of less than one year with rates ranging from Libor plus 4.0% to 4.25%. (See Note 6 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

The Company has various other unconsolidated real estate joint ventures with ownership interests ranging from 4% to 50%. As of December 31, 2002, these unconsolidated joint ventures had individual non-recourse mortgage loans aggregating approximately $187.9 million. The Company's pro-rata share of these non-recourse mortgages was approximately $78.9 million. (See Note 6 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

Other Real Estate Investments

During November 2002, the Company, through its taxable REIT subsidiary, together with Prometheus Southeast Retail Trust, completed the merger and privatization of Konover Property Trust, which has been renamed Kimsouth Realty, Inc., ("Kimsouth"). The Company acquired 44.5% of the common stock of Kimsouth, which consisted primarily of 38 retail shopping center properties comprising approximately 17.4 million square feet of GLA. Total acquisition value was approximately $280.9 million including approximately $216.2 million in mortgage debt. On December 23, 2002, Kimsouth obtained a cross-collateralized three-year mortgage, aggregating $21.3 million at a variable rate of Libor plus 3.0% which replaced (i) a secured line of credit for $8.0 million and (ii) a construction loan for $17.6 million. All mortgages, which are collateralized by the individual shopping center properties, are due in monthly installments. The scheduled maturities of all mortgages payable as of December 31, 2002, are approximately as follows (in millions): 2003: $74.7; 2004: $2.9; 2005: $30.3;
2006: $3.2; 2007: $45.3 and thereafter, $28.6. At December 31, 2002, the weighted average interest rate for all mortgage debt outstanding was 7.47% per annum.

During June 2002, the Company acquired a 90% equity participation interest in an existing leveraged lease of 30 properties. The properties are leased under a long-term bond-type net lease whose primary term expires in 2016, with the lessee having certain renewal option rights. The Company's cash equity investment was approximately $4.0 million. This equity investment is reported as a net investment in leveraged lease in accordance with SFAS No. 13 (as amended). The net investment in leveraged lease reflects the original cash investment adjusted by remaining net rentals, estimated unguaranteed residual value, unearned and deferred income, and deferred taxes relating to the investment.

As of December 31, 2002, four of these properties were sold whereby the proceeds from the sales were used to paydown the mortgage debt by approximately $9.6 million. As of December 31, 2002, the remaining 26 properties were encumbered by third-party non-recourse debt of approximately $86.0 million that is scheduled to fully amortize during the primary term of the lease from a portion of the periodic net rents receivable under the net lease. As an equity participant in the leveraged lease, the Company has no general obligation for principal or interest payments on the debt, which is collateralized by a first mortgage lien on the properties and collateral assignment of the lease. Accordingly, this debt has been offset against the related net rental receivable under the lease.

Effects of Inflation

Many of the Company's leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive payment of additional rent calculated as a percentage of tenants' gross sales above pre-determined thresholds, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses often include increases based upon changes in the consumer price index or similar inflation indices. In addition, many of the Company's leases are for terms of less than 10 years, which permits the Company to seek to increase rents to market rates upon renewal. Most of the Company's leases require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. The Company periodically evaluates its exposure to short-term interest rates and foreign currency exchange rates and will, from time to time, enter into interest rate protection agreements and/or foreign currency hedge agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt and fluctuations in foreign currency exchange rates.

New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FASB No. 144"), which supercedes SFAS No. 121. FASB No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. FASB No. 144 retains the requirements of SFAS No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. FASB No. 144 is effective for fiscal years beginning after December 15, 2001. Effective January 1, 2002, the Company adopted FASB No. 144. The impact of adoption of FASB No. 144 did not have a material adverse impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB No. 13 and Technical Corrections ("FASB No. 145"). This statement eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. Debt extinguishments that were classified as extraordinary in prior periods presented that do not meet the criteria of APB Opinion 30 shall be reclassified. FASB No. 145 is effective for fiscal years beginning after May 15, 2002. During 2002, the Company elected early adoption of the provisions of FASB No. 145. The impact of adopting this statement did not have a material adverse impact on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("FASB 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). For purpose of this statement, an exit or disposal activity is initiated when management, having the authority to approve the action, commits to an exit or disposal plan or otherwise disposes of a long-lived asset (disposal group) and, if the activity involves the termination of employees, the criteria for a plan of termination of this statement are met. The provisions of this statement shall be effective for exit or disposal activities initiated after December 31, 2002. The impact of the adoption of FASB No. 146 is not expected to have a material adverse impact on the Company's financial position or results of operations.

In November 2002, FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34). FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies. It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless of whether or not the guarantor receives separate identifiable consideration (i.e., a premium). The Company has adopted the new disclosure requirements, which are effective beginning with 2002 calendar year-end financials. FIN 45's provisions for initial recognition and measurement are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a material adverse impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123 ("FASB No. 148"). This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provision of FASB No. 148 shall be applied for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. Effective January 1, 2003, the Company will adopt the prospective method provisions of FASB No. 148, which will apply the recognition provisions of FASB No. 123 to all employee awards granted, modified or settled after January 1, 2003. The adoption is not expected to have a material adverse impact on the Company's results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (i) the equity investors (if any) do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires additional disclosures. The Company is assessing the impact of this interpretation on its accounting for its investments in unconsolidated joint ventures (see Note 6 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2002, the Company had approximately $280.0 million of floating-rate debt outstanding including $40.0 million on its unsecured revolving credit facility. The interest rate risk on $185.0 million of such debt has been mitigated through the use of interest rate swap agreements (the "Swaps") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-party to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions. The Company believes the interest rate risk represented by the remaining $95.0 million of floating-rate debt is not material to the Company or its overall capitalization.

As of December 31, 2002, the Company has Canadian investments totaling CAD $204.5 million (approximately USD $130.2 million) comprised of marketable securities and a real estate joint venture. In addition, the Company has Mexican real estate investments of MXN $383.7 million (approximately USD $35.7 million). The foreign currency exchange risk has been mitigated through the use of foreign currency forward contracts (the "Forward Contracts") and a cross currency swap (the "CC Swap") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-party to the Forward Contracts and the CC Swap. The Company believes it mitigates its credit risk by entering into the Forward Contracts and the CC Swap with major financial institutions.

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 2002, the Company had no other material exposure to market risk.

Item 8.  Financial Statements and Supplementary Data

The response to this Item 8 is included as a separate section of this annual report on Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 15, 2003.

Information with respect to the Executive Officers of the Registrant follows
Part I, Item 4 of this annual report on Form 10-K.

Item 11.  Executive Compensation

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 15, 2003.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 15, 2003.

Item 13.  Certain Relationships and Related Transactions

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 15, 2003.

Item 14. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of the date of that evaluation the Company's disclosure controls and procedures are effective in providing timely reporting of material information regarding required disclosure and ensure that such information is recorded, processed, summarized and reported within the required time periods and included in the Company's periodic filings with the SEC.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date the Company carried out this evaluation.

                                                 PART IV

Item 15.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K
          -----------------------------------------------------------------


(a)  1. Financial Statements - Form 10-K

                  The following consolidated financial                 Form 10-K
                  information is included as a separate                 Report
                  section of this annual report on Form 10-K.            Page
                                                                       ---------
         Report of Independent Accountants                                   55

         Consolidated Financial Statements

         Consolidated Balance Sheets as of December 31, 2002 and 2001        56

         Consolidated Statements of Income for the years
         ended December 31, 2002, 2001 and 2000                              57

         Consolidated Statements of Comprehensive Income
         for the years ended December 31, 2002, 2001 and 2000                58

         Consolidated Statements of Stockholders' Equity
         for the years ended December 31, 2002, 2001 and 2000                59

         Consolidated Statements of Cash Flows for the years ended
         December 31, 2002, 2001 and 2000                                    60

         Notes to Consolidated Financial Statements                          61

     2.  Financial Statement Schedules -

         Schedule II - Valuation and Qualifying Accounts                     87
         Schedule III - Real Estate and Accumulated Depreciation             88

         All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

     3.  Exhibits

         The exhibits listed on the accompanying Index to
         Exhibits are filed as part of this report.                          48

(b) Reports on Form 8-K

         A current report on Form 8-K dated October 28, 2002 was filed under Items 5 and 7 relating to the announcement of the Company's second quarter 2002 operating results.

         A current report on Form 8-K dated November 12, 2002 was furnished under Item 9 relating to the certifications of the Company's Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

         A current report on Form 8-K dated November 15, 2002 was filed under
         Item 7 to disclose the U.S. Placement Agency Agreement, dated November 15, 2002, by and among, Banc of America Securities LLC, J.P. Morgan Securities Inc., Fleet Securities, Inc., HSBC Securities (USA) Inc., Wachovia Securities, Inc. and the Company in connection with the Company's $35.0 million Senior Note offering during November 2002.

         A current report on Form 8-K dated November 21, 2002 was filed under
         Item 7 to disclose the Underwriting and Terms Agreements, dated November 18, 2002, by and among, Banc One Capital Markets, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, and the Company in connection with the Company's $200.0 million Senior Note offering during November 2002.

                                INDEX TO EXHIBITS


                                                                    Form 10-K
Exhibits                                                               Page
--------                                                            ----------

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

3.2      --By-laws of the Company dated February 6, 2002, as amended.

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

4.3      --Indenture dated September 1, 1993 between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company) [Incorporated by reference to Exhibit 4(a) to the Registration Statement].

4.4      --First Supplemental Indenture, dated as of August 4, 1994.
                    [Incorporated by reference to Exhibit 4.6 to the 1995 Form 10-K.]

4.5      --Second Supplemental Indenture, dated as of April 7,
                    1995 [Incorporated by reference to Exhibit 4(a) to the Company's Current Report on Form 8-K dated April 7, 1995 (the "April 1995 8-K")].

                                                                    Form 10-K
Exhibits                                                               Page
--------                                                            ----------



4.6      --   Form of Medium-Term Note (Fixed Rate).

4.7      --   Form of Medium-Term Note (Floating Rate).

4.8      --   Form of Remarketed Reset Note [Incorporated by reference
                    to Exhibit 4(j) to the Company's Current Report on Form 8-K dated March 26, 1999].

10.1     --   Form of Acquisition Option Agreement between the Company
                    and the subsidiary named therein [Incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Company's Registration Statement on Form S-11
                    No. 33-42588].

10.2     --   Management Agreement between the Company and
                    KC Holdings, Inc. [Incorporated by reference to
                    Exhibit 10.2 to the Company's Registration Statement on Form S-11 No. 33-47915].

10.3     --   Amended and Restated Stock Option Plan
                    [Incorporated by reference to Exhibit 10.3 to the 1995 Form 10-K].

10.4     --   Employment Agreement between Kimco Realty
                    Corporation and Michael J. Flynn, dated
                    November 1, 1998.

10.5     --   Restricted Equity Agreement, Non-Qualified
                    and Incentive Stock Option Agreement, and
                    Price Condition Non-Qualified and Incentive
                    Stock Option Agreement between Kimco Realty
                    Corporation and Michael J. Flynn, each dated
                    November 1, 1995 [Incorporated by reference to
                    Exhibit 10.5 to the 1995 Form 10-K].

10.6     --   Employment Agreement between Kimco Realty Corporation and
                    Michael V. Pappagallo, dated January 1, 2002.

10.7     --   Employment Agreement between Kimco Realty Corporation and
                    Jerald Friedman, dated January 13, 1998
                    [Incorporated by Reference to Exhibit 10.10 to the Company's and the Price REIT, Inc.'s Joint Proxy Statement/Prospectus on Form S-4 No. 333-52667].

10.8     --   First Amendment to Amended and Restated Executive Employment
                     Agreement between Kimco Realty Corporation and
                     Jerald Friedman, dated January 1, 2002.

10.9     --   Amended and Restated Stock Option Plan
                    [Incorporated by reference to the Company's and The Price REIT, Inc.'s Joint Proxy/Prospectus on Form S-4 No. 333-52667].

10.10    --   Employment Agreement between Kimco Realty Corporation
                    and David B. Henry - the Company commenced a five-year employment agreement with Mr.
                    Henry pursuant to which Mr. Henry will serve as Chief Investment Officer and has been nominated as Vice Chairman of the Board of Directors [Incorporated by reference to
                    Exhibit 10.11 to the Company's Form 10-Q filed on May 10, 2001].

*10.11   --   Employment Agreement between Kimco Realty
                    Corporation and Raymond Edwards - the Company
                    commenced a five-year employment agreement with Mr. Edwards pursuant to which Mr. Edwards will serve as a
                    Vice President of the Company.                          95

                                                                    Form 10-K
                                                                       Page
                                                                    ----------

*12.1  --   Computation of Ratio of Earnings to Combined Fixed
                    Charges and Preferred Stock Dividends.               102


*12.2  --   Computation of Ratio of Funds from Operations to Combined
                    Fixed Charges and Preferred Stock Dividends.         103


*21.1  --   Subsidiaries of the Company                                  104


*23.1  --   Consent of PricewaterhouseCoopers LLP                        110









---------------------------------------
   *   Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              KIMCO REALTY CORPORATION
                                                    (Registrant)


                                              By:  /s/ Milton Cooper
                                                 ---------------------------
                                                    Milton Cooper
                                               Chief Executive Officer

Dated:  March 26, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                          Date
---------                           -----                          ----

/s/  Martin S. Kimmel              Chairman (Emeritus) of        March 26, 2003
---------------------------        the Board of Directors
      Martin S. Kimmel


/s/  Milton Cooper
---------------------------        Chairman of the Board         March 26, 2003
      Milton Cooper                of Directors and Chief
                                   Executive Officer

/s/  Michael J. Flynn              Vice Chairman of the          March 26, 2003
---------------------------        Board of Directors,
      Michael J. Flynn             President and
                                   Chief Operating Officer



/s/  David B. Henry                Vice Chairman of the          March 26, 2003
---------------------------        Board of Directors and
      David B. Henry               Chief Investment Officer



/s/  Richard G. Dooley             Director                      March 26, 2003
---------------------------
      Richard G. Dooley

/s/  Joe Grills                    Director                      March 26, 2003
---------------------------
      Joe Grills

/s/  Frank Lourenso                Director                      March 26, 2003
---------------------------
      Frank Lourenso

/s/  Michael V. Pappagallo
---------------------------        Vice President -              March 26, 2003
      Michael V. Pappagallo        Chief Financial Officer

/s/  Glenn G. Cohen
---------------------------        Vice President -              March 26, 2003
    Glenn G. Cohen                 Treasurer

/s/  Paul Westbrook                Director of Accounting        March 26, 2003
---------------------------
      Paul Westbrook

                            Kimco Realty Corporation

                                  Certification


   I, Milton Cooper, Chief Executive Officer, certify that:

1.       I have reviewed this annual report on Form 10-K of Kimco Realty
         Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



   Date: March 26, 2003


                                                      /s/ Milton Cooper
                                                      Milton Cooper
                                                      Chief Executive Officer

                            Kimco Realty Corporation

                                 Certification


   I, Michael V. Pappagallo, Chief Financial Officer, certify that:

   1.    I have reviewed this annual report on Form 10-K of Kimco Realty
         Corporation;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



   Date: March 26, 2003


                                                  /s/ Michael V. Pappagallo
                                                  Michael V. Pappagallo
                                                  Chief Financial Officer

                           ANNUAL REPORT ON FORM 10-K

                        ITEM 8, ITEM 15 (a) (1) and (2)

                         INDEX TO FINANCIAL STATEMENTS

                                      AND

                         FINANCIAL STATEMENT SCHEDULES

                                    -------

                                                                  FORM 10-K
                                                                   Page No.
                                                                  -----------

KIMCO REALTY CORPORATION AND SUBSIDIARIES



Report of Independent Accountants                                      55

Consolidated Financial Statements and Financial Statement Schedules:

Consolidated Balance Sheets as of December 31, 2002 and 2001           56

Consolidated Statements of Income for the years ended
    December 31, 2002, 2001 and 2000                                   57

Consolidated Statements of Comprehensive Income for the
    years ended December 31, 2002, 2001 and 2000                       58

Consolidated Statements of Stockholders' Equity
    for the years ended December 31, 2002, 2001 and 2000               59

Consolidated Statements of Cash Flows for the years ended
    December 31, 2002, 2001 and 2000                                   60

Notes to Consolidated Financial Statements                             61

Financial Statement Schedules:

    II.   Valuation and Qualifying Accounts                            87
    III.  Real Estate and Accumulated Depreciation                     88

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Kimco Realty Corporation:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kimco Realty Corporation and Subsidiaries (collectively, the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires that the results of operations, including any gain or loss on sale, relating to real estate that has been disposed of or is classified as held for sale after initial adoption be reported in discontinued operations for all periods presented.



/s/ PricewaterhouseCoopers LLP

New York, New York
March 18, 2003

                      KIMCO REALTY CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share information)


                                                                                    December 31,     December 31,
                                                                                        2002           2001
                                                                                    -----------    -----------
Assets:
Real Estate
  Rental property
       Land                                                                         $   518,268    $   540,927
       Building and improvements                                                      2,666,626      2,454,559
                                                                                    -----------    -----------
                                                                                      3,184,894      2,995,486
       Less, accumulated depreciation and amortization                                  516,558        452,878
                                                                                    -----------    -----------
                                                                                      2,668,336      2,542,608
   Real estate under development                                                        212,765        204,530
   Undeveloped land parcels                                                               1,312          1,348
                                                                                    -----------    -----------
       Real estate, net                                                               2,882,413      2,748,486
  Investment and advances in real estate joint ventures                                 412,672        272,920
  Other real estate investments                                                          99,542          7,613
  Mortgages and other financing receivables                                              94,024         53,611
  Cash and cash equivalents                                                              35,962         93,847
  Marketable securities                                                                  66,992         82,997
  Accounts and notes receivable                                                          55,012         48,074
  Deferred charges and prepaid expenses                                                  50,149         38,031
  Other assets                                                                           60,112         39,200
                                                                                    -----------    -----------
                                                                                    $ 3,756,878    $ 3,384,779
                                                                                    ===========    ===========

Liabilities & Stockholders' Equity:
  Notes payable                                                                     $ 1,302,250    $ 1,035,250
  Mortgages payable                                                                     230,760        286,929
  Construction loans payable                                                             43,972          5,900
  Accounts payable and accrued expenses                                                  94,784         68,323
  Dividends payable                                                                      59,646         57,345
  Other liabilities                                                                      24,198         32,573
                                                                                    -----------    -----------
                                                                                      1,755,610      1,486,320
                                                                                    -----------    -----------
  Minority interests in partnerships                                                     93,940          8,375
                                                                                    -----------    -----------
  Commitments and contingencies

Stockholders' Equity
  Preferred stock, $1.00 par value, authorized 5,000,000 shares
  Class A Preferred Stock, $1.00 par value, authorized 345,000 shares
      Issued and outstanding 300,000 shares                                                 300            300
      Aggregate liquidation preference $75,000
  Class B Preferred Stock, $1.00 par value, authorized 230,000 shares
      Issued and outstanding 200,000 shares                                                 200            200
      Aggregate liquidation preference $50,000
  Class C Preferred Stock, $1.00 par value, authorized 460,000 shares
      Issued and outstanding 400,000 shares                                                 400            400
      Aggregate liquidation preference $100,000
  Class D Convertible Preferred Stock, $1.00 par value, authorized 700,000 shares
      Issued and outstanding 0 and 92,390 shares, respectively                             --               92
      Aggregate liquidation preference $0 and $23,098, respectively
  Common stock, $.01 par value, authorized 200,000,000 shares
      Issued and outstanding 104,601,828 and 103,352,570 shares, respectively             1,046          1,034
  Paid-in capital                                                                     1,984,820      1,976,442
  Cumulative distributions in excess of net income                                      (85,367)       (93,131)

                                                                                    -----------    -----------
                                                                                      1,901,399      1,885,337
Accumulated other comprehensive income                                                    7,401          7,310
Notes receivable from officer stockholders                                               (1,472)        (2,563)
                                                                                    -----------    -----------
                                                                                      1,907,328      1,890,084
                                                                                    -----------    -----------
                                                                                    $ 3,756,878    $ 3,384,779
                                                                                    ===========    ===========




       The accompanying notes are an integral part of these consolidated financial statements.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)




                                                                                      Year Ended December 31,
                                                                                  -----------------------------------
                                                                                     2002         2001         2000
                                                                                  ---------    ---------    ---------
Real estate operations:
     Revenues from rental property                                                $ 450,829    $ 450,408    $ 441,336
                                                                                  ---------    ---------    ---------

     Rental property expenses:
        Rent                                                                         12,392       12,649       12,205
        Real estate taxes                                                            62,991       55,717       53,931
        Operating and maintenance                                                    47,214       45,759       41,373
                                                                                  ---------    ---------    ---------
                                                                                    122,597      114,125      107,509
                                                                                  ---------    ---------    ---------

                                                                                    328,232      336,283      333,827

     Equity in income of real estate joint ventures, net                             35,569       20,217       14,570
     Minority interests in income of partnerships, net                               (2,430)      (1,682)      (2,054)
     Income from other real estate investments                                       16,038       38,113        7,710
     Mortgage financing income                                                       19,424        2,318        1,557
     Gain on sale of development properties                                          15,879       13,418         --
     Management and other fee income                                                 14,193        7,797        6,131
     Depreciation and amortization                                                  (74,223)     (71,717)     (69,052)
                                                                                  ---------    ---------    ---------
               Income from real estate operations                                   352,682      344,747      292,689
                                                                                  ---------    ---------    ---------


Other investments:
     Interest, dividends and other investment income                                 18,557       17,286       16,432
     Other income/(loss), net                                                         2,532       (2,184)      (1,803)
                                                                                  ---------    ---------    ---------
                                                                                     21,089       15,102       14,629
                                                                                  ---------    ---------    ---------

Interest expense                                                                    (86,896)     (88,592)     (91,870)
General and administrative expenses                                                 (31,904)     (28,680)     (25,485)
Gain on early extinguishment of debt                                                 19,033         --           --
Adjustment of property carrying values                                              (12,530)        --           --
Gain on disposition of operating properties, net                                       --          3,040        3,962
                                                                                  ---------    ---------    ---------

               Income from continuing operations before income taxes                261,474      245,617      193,925

Provision for income taxes                                                          (12,904)     (19,376)        --
                                                                                  ---------    ---------    ---------

               Income from continuing operations                                    248,570      226,241      193,925
                                                                                  ---------    ---------    ---------

Discontinued operations:
     Income/(loss) from discontinued operating properties (including adjustment of property carrying values of ($20,500) in 2002 and
        gain on early extinguishment of debt of $3,222 in 2002)                     (15,680)      10,297       11,100
     Gain on disposition of operating properties, net                                12,778         --           --
                                                                                  ---------    ---------    ---------
               Income/(loss) from discontinued operations                            (2,902)      10,297       11,100
                                                                                  ---------    ---------    ---------

               Net income                                                           245,668      236,538      205,025

     Preferred stock dividends                                                      (18,437)     (24,553)     (26,328)
                                                                                  ---------    ---------    ---------

               Net income available to common shareholders                         $227,231     $211,985     $178,697
                                                                                  =========    =========    =========

Per common share:
     Income from continuing operations
       - Basic                                                                        $2.20        $2.09        $1.81
                                                                                  =========    =========    =========
       - Diluted                                                                      $2.19        $2.05        $1.79
                                                                                  =========    =========    =========
     Net Income
       - Basic                                                                        $2.18        $2.20        $1.93
                                                                                  =========    =========    =========
       - Diluted                                                                      $2.16        $2.16        $1.91
                                                                                  =========    =========    =========





       The accompanying notes are an integral part of these consolidated financial statements.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)


                                                                        Year ended December 31,
                                                                 -----------------------------------
                                                                      2002         2001         2000
                                                                 ---------    ---------    ---------

Net income                                                       $ 245,668    $ 236,538    $ 205,025
                                                                 ---------    ---------    ---------
Other comprehensive income:
     Change in unrealized gain/(loss) on marketable securities      (4,456)       8,784         --
     Change in unrealized gain/(loss) on interest rate swaps         3,264       (3,884)        --
     Change in unrealized gain on warrants                           1,524        2,410         --
     Change in unrealized gain on foreign currency
         hedge agreements                                              195         --           --
     Foreign currency translation adjustment                          (436)        --           --

                                                                 ---------    ---------    ---------
Other comprehensive income                                              91        7,310         --
                                                                 ---------    ---------    ---------


Comprehensive income                                             $ 245,759    $ 243,848    $ 205,025
                                                                 =========    =========    =========









       The accompanying notes are an integral part of these consolidated financial statements.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 2002, 2001 and 2000
                  (in thousands, except per share information)



                                                                    Preferred Stock          Common Stock
                                                            ------------------------    -----------------------        Paid-in
                                                              Issued        Amount        Issued         Amount        Capital
                                                            ----------    ----------    ----------    ----------   ----------


Balance, December 31, 1999                                       1,329    $    1,329        91,194    $      913   $1,729,973

    Net income
    Dividends ($1.81 per common share; $1.9375, $2.125,
    $2.0938, and $1.875 per Class A, Class B, Class
        C, and Class D Depositary Share, respectively)
    Issuance of common stock                                                                 3,234            31       86,718
    Exercise of common stock options                                                           289             3        4,933
    Repurchase of Class D Preferred Stock                          (11)          (11)                                  (2,494)
    Collection of notes receivable

                                                            ----------    ----------    ----------    ----------   ----------
Balance, December 31, 2000                                       1,318         1,318        94,717           947    1,819,130

    Net income
    Dividends ($1.96 per common share; $1.9375, $2.125,
    $2.0938, and $1.8409 per Class A, Class B, Class
        C, and Class D Depositary Share, respectively)
    Issuance of common stock                                                                 3,906            40      122,103
    Exercise of common stock options                                                         1,694            17       34,919
    Collection of notes receivable
    Conversion of Class D Preferred Stock to common stock         (326)         (326)        3,036            30          290
    Accumulated other comprehensive income

                                                            ----------    ----------    ----------    ----------   ----------
Balance, December 31, 2001                                         992           992       103,353         1,034    1,976,442

    Net income
    Dividends ($2.10 per common share; $1.9375, $2.125,
    $2.0938, and $1.8409 per Class A, Class B, and
        Class C Depositary Share, respectively)
    Issuance of common stock                                                                    80             1        2,523
    Exercise of common stock options                                                           308             3        5,771
    Collection of notes receivable
    Conversion of Class D Preferred Stock to common stock          (92)          (92)          861             8           84
    Accumulated other comprehensive income

                                                            ----------    ----------    ----------    ----------   ----------
Balance, December 31, 2002                                         900    $      900       104,602    $    1,046   $1,984,820
                                                            ==========    ==========    ==========    ==========   ==========


                                                              Cumulative          Accumulated          Notes
                                                             Distributions          Other           Receivable          Total
                                                               in Excess          Comprehensive    from Officer      Stockholders'
                                                             of Net Income          Income          Stockholders        Equity
                                                              -----------        -----------       -----------        -----------
Balance, December 31, 1999                                    $  (122,959)       $      --         $    (3,821)       $ 1,605,435

    Net income                                                    205,025                                                 205,025
    Dividends ($1.81 per common share; $1.9375, $2.125,
    $2.0938, and $1.875 per Class A, Class B, Class
        C, and Class D Depositary Share, respectively)           (195,176)                                               (195,176)
    Issuance of common stock                                                                                               86,749
    Exercise of common stock options                                                                      (387)             4,549
    Repurchase of Class D Preferred Stock                                                                                  (2,505)
    Collection of notes receivable                                                                         262                262

                                                              -----------        -----------       -----------        -----------
Balance, December 31, 2000                                       (113,110)              --              (3,946)         1,704,339

    Net income                                                    236,538                                                 236,538
    Dividends ($1.96 per common share; $1.9375, $2.125,
    $2.0938, and $1.8409 per Class A, Class B, Class
        C, and Class D Depositary Share, respectively)           (216,559)                                               (216,559)
    Issuance of common stock                                                                                              122,143
    Exercise of common stock options                                                                      (850)            34,086
    Collection of notes receivable                                                                       2,233              2,233
    Conversion of Class D Preferred Stock to common stock                                                                      (6)
    Accumulated other comprehensive income                                             7,310                                7,310
                                                              -----------        -----------       -----------        -----------
Balance, December 31, 2001                                        (93,131)             7,310            (2,563)         1,890,084

    Net income                                                    245,668                                                 245,668
    Dividends ($2.10 per common share; $1.9375, $2.125,
    $2.0938, and $1.8409 per Class A, Class B, and
        Class C Depositary Share, respectively)                  (237,904)                                               (237,904)
    Issuance of common stock                                                                                                2,524
    Exercise of common stock options                                                                      (555)             5,219
    Collection of notes receivable                                                                       1,646              1,646
    Conversion of Class D Preferred Stock to common stock                                                                      --
    Accumulated other comprehensive income                                                91                                   91

                                                              -----------        -----------       -----------        -----------
Balance, December 31, 2002                                    $   (85,367)       $     7,401       $    (1,472)       $ 1,907,328
                                                              ===========        ===========       ===========        ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                      Year Ended December 31,
                                                                              -----------------------------------
                                                                                   2002         2001         2000
                                                                              ---------    ---------    ---------
Cash flow from operating activities:
  Net income                                                                   $245,668     $236,538     $205,025
  Adjustments to reconcile net income to net cash provided
           by operating activities:
    Depreciation and amortization                                                76,674       74,209       71,129
    Adjustment of property carrying values                                       33,031         --           --
    Gain on sale of development properties                                      (15,879)     (13,418)        --
    Gain on sale of operating properties                                        (12,778)      (3,040)      (3,962)
    Gain on early extinguishment of debt                                        (22,255)        --           --
    Minority interests in income of partnerships, net                             2,430        1,682        2,054
    Equity in income of  real estate joint ventures, net                        (35,569)     (20,217)     (14,570)
    Income from other real estate investments                                   (13,222)     (33,518)      (2,298)
    Change in accounts and notes receivable                                      (6,938)      (1,956)     (12,806)
    Change in accounts payable and accrued expenses                              12,612        3,607       (1,176)
    Change in other operating assets and liabilities                             15,157       43,557        7,150
                                                                              ---------    ---------    ---------
          Net cash flow provided by operating activities                        278,931      287,444      250,546
                                                                              ---------    ---------    ---------

Cash flow from investing activities:
    Acquisition of and improvements to operating real estate                   (240,528)     (63,403)    (158,515)
    Acquisition of and improvements to real estate under development           (113,450)    (107,364)        --
    Investment in marketable securities                                         (39,183)     (29,070)     (45,616)
    Proceeds from sale of marketable securities                                  49,396       36,427       16,055
    Redemption of minority interests in real estate partnerships                   --         (7,133)        --
    Investments in joint ventures                                               (11,419)      (1,382)        --
    Reimbursements of investments in joint ventures                              12,800         --           --
    Investments and advances to real estate joint ventures                     (161,649)     (88,532)     (30,066)
    Reimbursements of advances to real estate joint ventures                     16,665       24,824        2,400
    Other real estate investments                                               (69,288)        --           --
    Reimbursements of advances to other real estate investments                   1,179         --           --
    Investments and advances to affiliated companies                               --           (100)      (6,866)
    Investment in mortgage loans receivable                                    (123,242)     (36,099)        --
    Collection of mortgage loans receivable                                      89,053        5,952        2,967
    Collection of note receivable                                                   400         --           --
    Investment in and advances received from designation rights                     263         --           --
    Proceeds from sale of operating properties                                   84,139       46,766       28,015
    Proceeds from sale of development properties                                108,209       61,921         --
                                                                              ---------    ---------    ---------
           Net cash flow used for investing activities                         (396,655)    (157,193)    (191,626)
                                                                              ---------    ---------    ---------

Cash flow from financing activities:
    Principal payments on debt, excluding
       normal amortization of rental property debt                              (30,689)      (4,587)     (17,024)
    Principal payments on construction loan financings                             (801)        --           --
    Principal payments on rental property debt                                   (5,931)      (5,126)      (4,510)
    Repayment of medium-term note                                              (110,000)        --        (60,000)
    Proceeds from issuance of medium-term notes                                 102,000         --        210,000
    Repayment of senior notes                                                      --           --       (100,000)
    Proceeds from issuance of senior notes                                      235,000         --           --
    Repayment of borrowings under senior term loan                                 --           --        (52,000)
    Borrowings under revolving credit facilities                                269,000       10,000       90,000
    Repayment of borrowings under revolving credit facilities                  (229,000)     (55,000)     (45,000)
    Financing origination costs                                                    --           --         (2,863)
    Proceeds from mortgage financings                                            28,900       51,230       44,396
    Proceeds from construction loan financings                                   38,873         --           --
    Payment of unsecured obligation                                             (11,300)        --        (18,172)
    Dividends paid                                                             (235,602)    (209,785)    (189,896)
    Payment for repurchase of stock                                                --           --         (2,505)
    Proceeds from issuance of stock                                               9,389      157,767       79,675
                                                                              ---------    ---------    ---------
            Net cash flow provided by (used for) financing activities            59,839      (55,501)     (67,899)
                                                                              ---------    ---------    ---------

        Change in cash and cash equivalents                                     (57,885)      74,750       (8,979)

Cash and cash equivalents, beginning of year                                     93,847       19,097       28,076
                                                                              ---------    ---------    ---------
Cash and cash equivalents, end of year                                        $  35,962    $  93,847    $  19,097
                                                                              =========    =========    =========

Interest paid during the year                                                 $  93,066    $  89,016    $  89,857
                                                                              =========    =========    =========

Income taxes paid during the year                                             $  12,035    $  24,888    $    --
                                                                              =========    =========    =========

Supplemental schedule of noncash investing/financing activities:

    Acquisition of real estate interests by assumption of mortgage debt       $   3,477    $  17,220    $  30,986
                                                                              =========    =========    =========
    Acquisition of real estate interest by issuance of convertible
         downREIT units                                                       $  80,000    $    --      $    --
                                                                              =========    =========    =========

    Acquisition of real estate through purchase of partnership interests      $   6,638    $    --      $    --
                                                                              =========    =========    =========

    Investment in real estate joint ventures by issuance of stock
         and contribution of property                                         $    --      $   3,420    $    --
                                                                              =========    =========    =========

    Disposition of real estate interests by assignment of mortgage debt       $  28,747    $    --      $   9,124
                                                                              =========    =========    =========

    Proceeds held in escrow from sale of real estate interests                $   5,433    $    --      $   2,700
                                                                              =========    =========    =========

    Notes received upon disposition of real estate interests                  $    --      $     400    $    --
                                                                              =========    =========    =========

    Notes received upon exercise of stock options                             $     555    $     850    $     387
                                                                              =========    =========    =========

    Declaration of dividends paid in succeeding period                        $  59,646    $  57,345    $  50,570
                                                                              =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies:

         Business

         Kimco Realty Corporation (the "Company" or "Kimco"), its subsidiaries, affiliates and related real estate joint ventures are engaged principally in the operation of neighborhood and community shopping centers which are anchored generally by discount department stores, supermarkets or drugstores. The Company also provides property management services for shopping centers owned by affiliated entities, various real estate joint ventures and unaffiliated third parties.

         Additionally, in connection with the Tax Relief Extension Act of 1999
             (the "RMA"), which became effective January 1, 2001, the Company is now permitted to participate in activities which it was precluded from previously in order to maintain its qualification as a Real Estate Investment Trust ("REIT"), so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries, is engaged in various retail real estate related opportunities including (i) merchant building, through its Kimco Developers, Inc. ("KDI") subsidiary, which is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion and (ii) retail real estate advisory and disposition services which primarily focuses on leasing and disposition strategies of retail real estate controlled by both healthy and distressed and/or bankrupt retailers.

         The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base. At December 31, 2002, the Company's single largest neighborhood and community shopping center accounted for only 1.2% of the Company's annualized base rental revenues and only 0.8% of the Company's total shopping center gross leasable area ("GLA"). At December 31, 2002, the Company's five largest tenants include Kmart Corporation, The Home Depot, Kohl's, TJX Companies and Wal-Mart, which represented approximately 4.5%, 2.8%, 2.7%, 2.5% and 1.9%, respectively, of the Company's annualized base rental revenues, including the proportionate share of base rent of revenues from properties in which the Company has less than a 100% economic interest.

         The principal business of the Company and its consolidated subsidiaries is the ownership, development and operation of retail shopping centers. The Company does not distinguish or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with accounting principles generally accepted in the United States.

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

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         Real Estate

         Real estate assets are stated at cost, less accumulated depreciation and amortization. If there is an event or a change in circumstances that indicates that the basis of a property may not be recoverable, then management will assess any impairment in value by making a comparison of (i) the current and projected operating cash flows (undiscounted and without interest charges) of the property over its remaining useful life and (ii) the net carrying amount of the property. If the current and projected operating cash flows (undiscounted and without interest charges) are less than the carrying value of the property, the carrying value would be adjusted to an amount to reflect the estimated fair value of the property.

         When a real estate asset is identified by management as held for sale, the Company ceases depreciation of the asset and estimates the sales price, net of selling costs. If, in management's opinion, the net sales price of the asset is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property.

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

         Real Estate Under Development

         Real estate under development represents the ground-up development of neighborhood and community shopping centers which are held for sale upon completion. These properties are carried at cost and no depreciation is recorded on these assets. The cost of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company ceases cost capitalization when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity. If in management's opinion, the net sales price of these assets is less than the net carrying value, the carrying value would be written down to an amount to reflect the estimated fair value of the property.

        Investments in Unconsolidated Joint Ventures

         The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not control these entities. These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions.

         On a periodic basis, management assesses whether there are any indicators that the value of the Company's investments in unconsolidated joint ventures may be impaired. An investment's value is impaired only if management's estimate of the fair value of the investment is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.

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

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         Deferred Leasing and Financing Costs

         Costs incurred in obtaining tenant leases and long-term financing, included in deferred charges and prepaid expenses in the accompanying Consolidated Balance Sheets, are amortized over the terms of the related leases or debt agreements, as applicable.

         Revenue Recognition

         Base rental revenues from rental property are recognized on a straight-line basis over the terms of the related leases. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the lessee. These percentage rents are recorded once the required sales level is achieved. In addition, leases typically provide for reimbursement to the Company of common area maintenance costs, real estate taxes and other operating expenses. Operating expense reimbursements are recognized as earned.

         Income Taxes

         The Company and its subsidiaries file a consolidated federal income tax return. The Company has made an election to qualify, and believes it is operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under Section 856 through 860 of the Internal Revenue Code, as amended (the "Code").

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

         Foreign Currency Translation and Transactions

         Assets and liabilities of our foreign operations are translated using year-end exchange rates, and revenues and expenses are translated using exchange rates as determined throughout the year. Gains or losses resulting from translation are included in accumulated other comprehensive income, as a separate component of the Company's stockholders' equity. Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. The effect of the transaction's gain or loss is included in the caption Other income/(loss), net in the Consolidated Statements of Income.

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

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         The Company utilizes derivative financial instruments to reduce exposure to fluctuations in interest rates, foreign currency exchange rates and market fluctuation on equity securities. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company has not, and does not plan to enter into financial instruments for trading or speculative purposes. Additionally, the Company has a policy of only entering into derivative contracts with major financial institutions. The principal financial instruments used by the Company are interest rate swaps, foreign currency exchange forward contracts, cross currency swaps and warrant contracts. In accordance with the provisions of FASB No. 133, these derivative instruments were designated and qualified as either cash flow or fair value hedges (see Note 15).

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

         The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

                                                                    2002        2001       2000
                                                                  ---------   ---------  ---------
Computation of Basic Earnings Per Share:

Income from continuing operations applicable to common shares     $ 230,133   $ 201,688  $ 167,597

Income/(1oss) from discontinued operations                           (2,902)     10,297     11,100
                                                                  ---------   ---------  ---------

Net income applicable to common shares                            $ 227,231   $ 211,985  $ 178,697
                                                                  =========   =========  =========

Weighted average common shares outstanding                          104,458      96,317     92,688
                                                                  =========   =========  =========

Basic Earnings Per Share:
            Income from continuing operations                     $    2.20   $    2.09  $    1.81
            Income/(loss) from discontinued operations                 (.02)       0.11       0.12
                                                                  ---------   ---------  ---------
            Net income                                            $    2.18   $    2.20  $    1.93
                                                                  =========   =========  =========

Computation of Diluted Earnings Per Share:

Income from continuing operations applicable to common shares     $ 230,133   $ 201,688  $ 167,597

Dividends on Class D Convertible Preferred Stock                       --         6,115        (a)

Dividends on convertible downREIT units                               1,423        --         --
                                                                  ---------   ---------  ---------

Income from continuing operations for diluted earnings per share    231,556     207,803    167,597

Income/(loss) from discontinued operations                           (2,902)     10,297     11,100
                                                                  ---------   ---------  ---------

Net income for diluted earnings per share                        $ 228,654   $ 218,100  $ 178,697
                                                                  =========   =========  =========

Weighted average common shares outstanding - Basic                  104,458      96,317     92,688

Effect of dilutive securities:
Stock options                                                           999       1,139        965
Assumed conversion of Class D Preferred stock to common stock             4       3,707        (a)

Assumed conversion of downREIT units                                    508        --         --
                                                                  ---------   ---------  ---------

Shares for diluted earnings per share                               105,969     101,163     93,653
                                                                  =========   =========  =========

Diluted Earnings Per Share:
            Income from continuing operations                     $    2.19   $    2.05  $    1.79
            Income/(loss) from discontinued operations                 (.03)       0.11       0.12
                                                                  ---------   ---------  ---------
            Net income                                            $    2.16   $    2.16  $    1.91
                                                                  =========   =========  =========

          (a) In 2000, the effect of the assumed conversion of the Class D Preferred Stock had an anti-dilutive effect upon the calculation of net income per common share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per common share.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25), issued in March 2000, to account for stock-based employee compensation plans. Under this method, compensation cost is recognized for awards of shares of common stock or stock options to directors, officers and employees of the Company and consolidated subsidiaries only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the grantee must pay to acquire the stock. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding stock awards in each period:


                                                      Year Ended December 31,
                                               ---------------------------------------
                                                 2002           2001           2000
                                               ---------------------------------------
Net income, as reported                        $ 245,668      $ 236,538      $ 205,025
Deduct: Total stock based employee
           compensation expense determined
           under fair value based method
           for all awards                         (3,153)        (2,702)        (2,190)
                                               ---------      ---------      ---------

Pro Forma Net Income - Basic                   $ 242,515      $ 233,836      $ 202,835
                                               =========      =========      =========

Earnings Per Share
         Basic - as reported                   $    2.18      $    2.20      $    1.93
                                               =========      =========      =========
         Basic - pro forma                     $    2.15      $    2.17      $    1.90
                                               =========      =========      =========

Net income for diluted earnings per share      $ 228,654      $ 218,100      $ 178,697
Deduct: Total stock based employee
           compensation expense determined
           under fair value based method
           for all awards                         (3,153)        (2,702)        (2,190)
                                               ---------      ---------      ---------

Pro Forma Net Income - Diluted                 $ 225,501      $ 215,398      $ 176,507
                                               =========      =========      =========

Earnings Per Share
         Diluted - as reported                 $    2.16      $    2.16      $    1.91
                                               =========      =========      =========
         Diluted - pro forma                   $    2.13      $    2.13      $    1.88
                                               =========      =========      =========

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

        New Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FASB No. 144"), which supercedes SFAS No. 121. FASB No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. FASB No. 144 retains the requirements of SFAS No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. Effective January 1, 2002, the Company adopted FASB No. 144. The adoption of FASB No. 144 did not have a material adverse impact on the Company's financial position or results of operations (see Note 5).

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB No. 4, 44 and 64, Amendment of FASB No. 13 and Technical Corrections ("FASB No. 145"). This statement eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. Debt extinguishments that were classified as extraordinary in prior periods presented that do not meet the criteria of APB Opinion 30 shall be reclassified. FASB No. 145 is effective for fiscal years beginning after May 15, 2002. During 2002, the Company elected early adoption of the provisions of FASB No. 145. The impact of adopting this statement did not have a material adverse impact on the Company's financial position or results of operations.

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("FASB 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). For purpose of this statement, an exit or disposal activity is initiated when management, having the authority to approve the action, commits to an exit or disposal plan or otherwise disposes of a long-lived asset (disposal group) and, if the activity involves the termination of employees, the criteria for a plan of termination of this statement are met. The provisions of this statement shall be effective for exit or disposal activities initiated after December 31, 2002. The impact of the adoption of FASB No. 146 is not expected to have a material adverse impact on the Company's financial position or results of operations.

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34). FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies. It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee regardless of whether or not the guarantor receives separate identifiable consideration (i.e., a premium). The Company has adopted the new disclosure requirements, which are effective beginning with 2002 calendar year-end financials. FIN 45's provision for initial recognition and measurement are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a material adverse impact on the Company's financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123 ("FASB No. 148"). This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of FASB No. 148 shall be applied for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. Effective January 1, 2003, the Company will adopt the prospective method provisions of FASB No. 148, which will apply the recognition provisions of FASB No. 123 to all employee awards granted, modified or settled after January 1, 2003. The adoption is not expected to have a material adverse impact on the Company's financial position or results of operations.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (i) the equity investors (if any) do not have a controlling financial interest or
             (ii) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires additional disclosures. The Company is assessing the impact of this interpretation on its accounting for its investments in unconsolidated joint ventures. The Company's exposure to losses associated with these unconsolidated joint ventures is limited to its carrying value in these investments (see
             Note 6).

         Reclassifications

         Certain reclassifications of prior years' amounts have been made to conform with the current year presentation.

2. Property Acquisitions, Developments and Other Investments:

         Operating Properties -

         During the years 2002, 2001 and 2000 the Company acquired wholly owned real estate interests, in separate transactions, at aggregate costs of approximately $258.7 million, $21.1 million and $62.5 million, respectively.

         Ground-Up Development Properties -

         Effective January 1, 2001, the Company elected taxable REIT subsidiary status for its wholly owned development subsidiary, Kimco Developers, Inc. ("KDI"). KDI is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion.

         During the years 2002, 2001 and 2000 certain subsidiaries and affiliates of the Company expended approximately $148.6 million, $119.4 million and $74.0 million, respectively, in connection with the purchase of land and construction costs related to its ground-up development projects.

         Other Investments -

         During October 2002, the Company purchased from various joint venture partners, the remaining interest in a property located in Harrisburg, PA for an aggregate purchase price of $0.5 million. This property is now 100% owned by the Company.

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

         These property acquisitions and other investments have been funded principally through the application of proceeds from the Company's public unsecured debt issuances, equity offerings and proceeds from mortgage financings (see Notes 10, 11 and 16).

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

3. Dispositions of Real Estate:

         During 2002, the Company, (i) disposed of, in separate transactions, 12 operating properties for an aggregate sales price of approximately $74.5 million, including the assignment/repayment of approximately $22.6 million of mortgage debt encumbering three of the properties and (ii) terminated five leasehold positions in locations where a tenant in bankruptcy had rejected its lease. These transactions resulted in net gains of approximately $12.8 million (see Note 5).

         During 2002, KDI sold four of its recently completed projects and eight out-parcels for approximately $128.7 million including the assignment of approximately $17.7 million in mortgage debt encumbering one of the properties. The sales resulted in pre-tax gains of approximately $15.9 million.

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

         During 2001, KDI sold two of its recently completed projects and five out-parcels for approximately $61.3 million, which resulted in pre-tax profits of $13.4 million.

4. Adjustment of Property Carrying Values:

         As part of the Company's periodic assessment of its real estate properties with regard to both the extent to which such assets are consistent with the Company's long-term real estate investment objectives and the performance and prospects of each asset, the Company determined in the fourth quarter of 2002, that its investment in four operating properties comprised of an aggregate
             0.4 million square feet of GLA with an aggregate net book value of approximately $23.8 million, may not be fully recoverable. Based upon management's assessment of current market conditions and lack of demand for the properties, the Company has reduced its anticipated holding period of these investments. As a result of the reduction in the anticipated holding period, together with a reassessment of the potential future operating income of the properties and the effects of current market conditions, the Company determined that its investment in these assets was not fully recoverable and has recorded an adjustment of property carrying values aggregating approximately $12.5 million.

5. Discontinued Operations and Assets Held for Sale:

         In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FASB 144"). FASB 144 established criteria beyond that previously specified in Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("FASB 121"), to determine when a long-lived asset is classified as held for sale, and it provides a single accounting model for the disposal of long-lived assets. FASB 144 was effective beginning January 1, 2002. In accordance with FASB 144, the Company now reports as discontinued operations assets held for sale (as defined by FASB 144) and assets sold in the current period. All results of these discontinued operations, are included in a separate component of income on the Consolidated Statements of Income under Discontinued operations. This change has resulted in certain reclassifications of 2001 and 2000 financial statement amounts.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         The components of Income/(loss) from operations related to discontinued operations for each of the three years in the period ended December 31, 2002 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2002 and a full year of operations for those assets classified as held for sale as of December 31, 2002, (dollars in thousands):

                                                           2002          2001          2000
                                                         --------      --------      --------
Discontinued Operations:
Revenues from rental property                            $  9,275      $ 18,208      $ 18,070
Rental property expenses                                   (4,455)       (4,280)       (4,456)
                                                         --------      --------      --------
Income from property operations                             4,820        13,928        13,614

Depreciation and amortization                              (2,451)       (2,492)       (2,078)
Interest expense                                             (787)         (840)         (230)
Gain on early extinguishment of debt                        3,222          --            --
Adjustment of property carrying values                    (20,500)         --            --
Other                                                          16          (299)         (206)
                                                         --------      --------      --------

Income/(loss) from discontinued operating properties      (15,680)       10,297        11,100

Gain on disposition of operating properties, net           12,778          --            --
                                                         --------      --------      --------

Income/(loss) from discontinued operations               $ (2,902)     $ 10,297      $ 11,100
                                                         ========      ========      ========

         During November 2002, the Company disposed of an operating property located in Chicago, IL. Net proceeds from this sale of approximately $8.0 million were accepted by a lender in full satisfaction of an outstanding mortgage loan of approximately $11.5 million. The Company recognized a gain on early extinguishment of debt of approximately $3.2 million.

         During December 2002, the Company identified two operating properties, comprised of approximately 0.2 million square feet of GLA, as "Held for Sale" in accordance with FASB No. 144. The book value of these properties, aggregating approximately $28.4 million, net of accumulated depreciation of approximately $2.9 million, exceeded their estimated fair value. The Company's determination of the fair value of these properties, aggregating approximately $7.9 million, is based upon executed contracts of sale with third parties less estimated selling costs. As a result, the Company recorded an adjustment of property carrying values of $20.5 million. This adjustment is included, along with the related property operations for the current and comparative years, in the caption Income/(loss) from discontinued operations on the Company's Consolidated Statements of Income.

6. Investment and Advances in Real Estate Joint Ventures:

         Kimco Income REIT ("KIR") -

         During 1998, the company formed KIR, an entity that was established for the purpose of investing in high quality real estate properties financed primarily with individual non-recourse mortgages. These properties include, but are not limited to, fully developed properties with strong, stable cash flows from credit-worthy retailers with long-term leases. The Company originally held a 99.99% limited partnership interest in KIR. Subsequent to KIR's formation, the Company sold a significant portion of its original interest to an institutional investor and admitted three other limited partners. As of December 31, 2002, KIR has received total capital commitments of $569.0 million, of which the Company subscribed for $247.0 million and the four limited partners subscribed for $322.0 million. The Company has a 43.3% non-controlling limited partnership interest in KIR and accounts for its investment under the equity method of accounting.

         During 2002, the limited partners in KIR contributed $55.0 million towards their respective capital commitments, including $23.8 million by the Company. As of December 31, 2002, KIR had unfunded capital commitments of $129.0 million, including $55.9 million from the Company.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         The Company's equity in income from KIR for the years ended December
             31, 2002, 2001 and 2000 was approximately $16.3 million, $13.2 million and $9.5 million, respectively.

         In addition, KIR entered into a master management agreement with the Company, whereby, the Company will perform services for fees related to management, leasing, operations, supervision and maintenance of the joint venture properties. For the years ended December 31, 2002, 2001 and 2000, the Company (i) earned management fees of approximately $4.4 million, $3.3 million and $2.0 million, respectively, (ii) received reimbursement of administrative fees of approximately $1.0 million, $1.4 million and $1.4 million, respectively, and (iii) earned leasing commissions of approximately $0.8 million, $0.3 million and $0.1 million, respectively.

         During 2002, KIR purchased five shopping center properties, in separate transactions, aggregating approximately 1.8 million square feet of GLA for approximately $213.5 million, including the assumption of approximately $63.1 million of mortgage debt encumbering two of the properties.

         During July 2002, KIR disposed of a shopping center property in Aurora, IL for an aggregate sales price of approximately $2.4 million, which represented the approximate book value of the property.

         As of December 31, 2002, the KIR portfolio was comprised of 68 shopping center properties aggregating approximately 14.0 million square feet of GLA located in 21 states.

         During 2002, KIR obtained individual non-recourse, non-cross collateralized fixed-rate ten year mortgages aggregating approximately $170.3 million on seven of its previously unencumbered properties with rates ranging from 5.95% to 7.38% per annum. The net proceeds were used to finance the acquisition of various shopping center properties.

         During the year ended December 31, 2001, KIR purchased 12 shopping center properties (including one property from the Company for $37.0 million), in separate transactions, aggregating 2.9 million square feet of GLA for approximately $349.0 million, including the assumption of approximately $40.2 million of mortgage debt.

         During December 2001, KIR disposed of a shopping center property in Lake Mary, FL for an aggregate sales price of approximately $2.4 million. This disposition resulted in a gain of approximately $0.5 million. Proceeds from this sale were used to acquire an exchange shopping center property.

         During 2001, KIR obtained individual non-recourse, non-cross collateralized fixed-rate mortgages aggregating approximately $280.0 million on 14 of its previously unencumbered properties with terms ranging from 7 to 10 years and rates ranging from 6.76% to 7.69% per annum. The net proceeds were used to finance the acquisition of various shopping center properties.

         KIR maintains a secured revolving credit facility with a syndicate of banks, which is scheduled to expire in November 2003. This facility is collateralized by the unfunded subscriptions of certain partners, including those of the Company. The facility has an aggregate availability of up to $100.0 million based upon the amount of unfunded subscription commitments of certain partners. During January 2003, the aggregate availability under the credit facility was reduced to $90.0 million. Under the terms of the facility, funds may be borrowed for general corporate purposes, including the acquisition of institutional quality properties. Borrowings under the facility accrue interest at LIBOR plus 0.80%. As of December 31, 2002, there was $15.0 million outstanding under this facility.

         RioCan Investments -

         During October 2001, the Company formed a joint venture (the "RioCan
             Venture") with RioCan Real Estate Investment Trust ("RioCan") in which the Company has a 50% non-controlling interest, to acquire retail properties and development projects in Canada. The acquisition and development projects are to be sourced and managed by RioCan and are subject to review and approval by a joint oversight committee consisting of RioCan management and the Company's management personnel. The Company has committed a total equity investment of up to CAD $250.0 million Canadian dollars ("CAD") for the acquisition of retail properties and development projects. Capital contributions will only be required as suitable opportunities arise and are agreed to by the Company and RioCan. During 2002, the RioCan Venture acquired 24 shopping center properties and four development properties, in separate transactions, comprising approximately 5.7 million square feet of GLA for an aggregate purchase price of approximately CAD $683.7 million (approximately USD $435.8 million) including the assumption of approximately CAD $321.5 million (approximately USD $203.1 million) in mortgage debt encumbering 13 of the properties.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         During October 2001, the RioCan Venture acquired a portfolio of four shopping center properties located in British Columbia for an aggregate purchase price of approximately CAD $170.0 million (approximately USD $107.8 million) including the assumption of approximately CAD $108.5 million (approximately USD $68.8 million) in mortgage debt.

         As of December 31, 2002, the RioCan Venture was comprised of 28 operating properties and four development properties consisting of approximately 6.7 million square feet of GLA.

         Kimco / G.E. Joint Venture -

         During 2001, the Company formed a joint venture (the "Kimco Retail
             Opportunity Portfolio" or "KROP") with GE Capital Real Estate ("GECRE"), in which the Company has a 20% non-controlling interest and manages the portfolio. The purpose of this joint venture is to acquire established high growth potential retail properties in the United States. Total capital commitments to KROP from GECRE and the Company are for $200.0 million and $50.0 million, respectively, and such commitments are funded proportionately as suitable opportunities arise and are agreed to by GECRE and the Company.

         During 2002, GECRE and the Company contributed approximately $39.0 million and $9.8 million, respectively, towards their capital commitments. Additionally, GECRE and the Company provided short-term interim financing for all acquisitions made by KROP without a mortgage in place at the time of acquisition. All such financing bears interest at rates ranging from Libor plus 4.0% to 4.25% and have maturities of less than one year. As of December 31, 2002, outstanding balances relating to short-term interim financing is $17.3 million each for GECRE and the Company.

         During 2002, KROP purchased 16 shopping centers aggregating 1.6 million square feet of GLA for approximately $177.8 million, including the assumption of approximately $29.5 million of mortgage debt encumbering three of the properties.

         During October 2002, KROP disposed of a shopping center in Columbia, MD for an aggregate sales price of approximately $2.9 million, which resulted in a gain of approximately $0.7 million.

         During 2002, KROP obtained a cross-collateralized mortgage with a five-year term aggregating $73.0 million on eight properties with an interest rate of Libor plus 1.8%. Upon the sale of one of the collateralized properties, $1.9 million was repaid during 2002. In order to mitigate the risks of interest rate fluctuations associated with this variable rate obligation, KROP entered into an interest rate cap agreement for the notional value of this mortgage.

         Other Real Estate Joint Ventures -

         The Company and its subsidiaries have investments in and advances to various other real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases.

         During 2002, the Company acquired seven former Service Merchandise locations, in separate transactions, through a venture in which the Company has a 42.5% non-controlling interest. These properties were purchased for an aggregate purchase price of approximately $20.9 million. In November 2002, the joint venture obtained mortgages on two of these locations for approximately $7.0 million. The venture has signed leases for six of these locations and is actively negotiating with other retailers to lease the remaining location.

         During July 2002, the Company acquired a property located in Kalamazoo, MI, through a joint venture in which the Company has a 50% non-controlling interest. The property was purchased for an aggregate purchase price of approximately $6.0 million.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         During December 2002, the Company acquired an out-parcel of an existing property located in Tampa, Fl, through a joint venture in which the Company has a 50% non-controlling interest. The property was purchased for an aggregate purchase price of approximately $4.9 million.

         Additionally, during 2002, the Company, in separate transactions, disposed of two operating properties through a joint venture in which the Company has a 50% non-controlling interest. The properties were located in Tempe, AZ and Glendale, AZ and sold for approximately $19.2 million and $1.7 million, respectively.

         During March 2001, the Company exercised its option to acquire a 50% non-controlling interest in a joint venture from KC Holdings, Inc. ("KC Holdings"), an entity formed in connection with the Company's initial public stock offering in November 1991. This joint venture consists of three shopping center properties located in Buffalo, NY, comprising approximately 0.4 million square feet of GLA. The joint venture was acquired for an aggregate option price of approximately $3.5 million, paid approximately $2.7 million in cash and $0.8 million in shares of the Company's common stock (29,638 shares valued at $27.67 per share). The members of the Company's Board of Directors who are not also shareholders of KC Holdings, unanimously approved the Company's purchase of this joint venture investment.

         Summarized financial information for the recurring operations of these real estate joint ventures, is as follows (in millions):

                                                December 31,
                                           -------------------------
                                             2002             2001
                                           --------         --------
Assets:
       Real estate, net                    $2,511.8         $1,676.4
       Other assets                           132.5             94.1
                                           --------         --------

                                           $2,644.3         $1,770.5
                                           ========         ========

Liabilities and Partners' Capital:
       Notes Payable                       $   49.6         $   15.0
       Mortgages payable                    1,720.6          1,189.5
       Other liabilities                      116.6             72.6
       Minority Interest                       10.8             14.8
       Partners' capital                      746.7            478.6
                                           --------         --------
                                           $2,644.3         $1,770.5
                                           ========         ========


                                            Year Ended December 31,
                                      -----------------------------------------
                                       2002             2001             2000
                                      -------          -------          -------
Revenues from rental property         $ 314.8          $ 209.4          $ 135.0
                                      -------          -------          -------

Operating expenses                      (78.2)           (52.9)           (32.8)
Interest                               (108.0)           (74.5)           (44.8)
Depreciation and amortization           (41.6)           (31.0)           (19.8)
Other, net                               (4.5)            (3.0)            (1.6)
                                      -------          -------          -------
                                       (232.3)          (161.4)           (99.0)
                                      -------          -------          -------

     Net income                       $  82.5          $  48.0          $  36.0
                                      =======          =======          =======


         Other liabilities in the accompanying Consolidated Balance Sheets include accounts with certain real estate joint ventures totaling approximately $5.3 million and $8.7 million at December 31, 2002 and 2001, respectively. The Company and its subsidiaries have varying equity interests in these real estate joint ventures, which may differ from their proportionate share of net income or loss recognized in accordance with generally accepted accounting principles.

7. Other Real Estate Investments:

         Ward Venture -

         During March 2001, through a taxable REIT subsidiary, the Company formed a real estate joint venture, (the "Ward Venture") in which the Company has a 50% interest, for purposes of acquiring asset designation rights for substantially all of the real estate property interests of the bankrupt estate of Montgomery Ward LLC and its affiliates. These asset designation rights have provided the Ward Venture the ability to direct the ultimate disposition of the 315 fee and leasehold interests held by the bankrupt estate. The asset designation rights expired in August 2002 for the leasehold positions and expire in December 2004 for the fee owned locations. During the marketing period, the Ward Venture will be responsible for all carrying costs associated with the properties until the property is designated to a user. As of December 31, 2002, there were 12 properties which continue to be marketed.

         During 2002, the Ward Venture completed transactions on 32 properties, and the Company recognized pre-tax profits of approximately $11.3 million.

         During 2001, the Ward Venture completed transactions on 271 properties, and the Company recognized pre-tax profits from the Ward Venture of approximately $34.6 million.

         Leveraged Lease -

         During June 2002, the Company acquired a 90% equity participation interest in an existing leveraged lease of 30 properties. The properties are leased under a long-term bond-type net lease whose primary term expires in 2016, with the lessee having certain renewal option rights. The Company's cash equity investment was approximately $4.0 million. This equity investment is reported as a net investment in leveraged lease in accordance with FASB No. 13 (as amended).

         During 2002, four of these properties were sold whereby the proceeds from the sales were used to paydown the mortgage debt by approximately $9.6 million. As of December 31, 2002, the remaining 26 properties were encumbered by third-party non-recourse debt of approximately $86.0 million that is scheduled to fully amortize during the primary term of the lease from a portion of the periodic net rents receivable under the net lease. As an equity participant in the leveraged lease, the Company has no general obligation for principal or interest payments on the debt, which is collateralized by a first mortgage lien on the properties and collateral assignment of the lease. Accordingly, this obligation has been offset against the related net rental receivable under the lease.

         The net investment in leveraged lease reflects the original cash investment adjusted by remaining net rentals of approximately $94.8 million, estimated unguaranteed residual value of approximately $65.2 million, non-recourse mortgage debt of approximately ($86.0) million and unearned and deferred income of approximately ($70.0) million.

         Kmart Venture -

         During July 2002, the Company formed the Kmart Venture in which the Company has a 60% controlling participation for purposes of acquiring asset designation rights for 54 former Kmart locations. The total commitment to Kmart by the Kmart Venture, prior to the profit sharing arrangement commencing, is approximately $43.0 million. As of December 31, 2002, the Kmart Venture has completed transactions on 35 properties and has funded the total commitment of approximately $43.0 million to Kmart.

         Kimsouth -

         During November 2002, the Company, through its taxable REIT subsidiary, together with Prometheus Southeast Retail Trust, completed the merger and privatization of Konover Property Trust, which has been renamed Kimsouth Realty, Inc., ("Kimsouth"). The Company acquired 44.5% of the common stock of Kimsouth, which consisted primarily of 38 retail shopping center properties comprising approximately 17.4 million square feet of GLA. Total acquisition value was approximately $280.9 million including approximately $216.2 million in mortgage debt. The Company's investment strategy with respect to Kimsouth includes re-tenanting, repositioning and disposition of the properties. During December 2002, Kimsouth sold its joint venture interest in one property to its joint venture partner for net proceeds of approximately $4.6 million and disposed of a single property for net proceeds of approximately $2.9 million.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         Selected financial information for Kimsouth as of December 31, 2002, is as follows: real estate, net of accumulated depreciation, $282.3 million; other assets $38.3 million; mortgages payable $185.0 million; other liabilities $3.6 million.

         Preferred Equity Capital -

         During 2002, the Company established a preferred equity program, which provides capital to developers and owners of shopping centers. During 2002, the Company provided, in separate transactions, an aggregate of approximately $25.6 million in investment capital to developers and owners of nine shopping centers.

         Investment in Retail Store Leases -

         The Company has interests in various retail store leases relating to the anchor store premises in neighborhood and community shopping centers. These premises have been sublet to retailers who lease the stores pursuant to net lease agreements. Income from the investment in these retail store leases during the years ended December 31, 2002, 2001 and 2000 was approximately $0.8 million, $3.2 million and $4.0 million, respectively. These amounts represent sublease revenues during the years ended December 31, 2002, 2001 and 2000 of approximately $13.9 million, $16.8 million and $19.0 million, respectively, less related expenses of $11.7 million, $12.2 million and $13.6 million, respectively, and an amount, which in management's estimate, reasonably provides for the recovery of the investment over a period representing the expected remaining term of the retail store leases. The Company's future minimum revenues under the terms of all noncancellable tenant subleases and future minimum obligations through the remaining terms of its retail store leases, assuming no new or renegotiated leases are executed for such premises, for future years are as follows (in millions): 2003, $12.2 and $9.5; 2004, $10.7 and $8.5; 2005, $8.8 and $7.3; 2006,
             $7.8 and $5.8; 2007, $5.2 and $3.9 and thereafter, $6.5 and $4.2, respectively.

8. Mortgages and Other Financing Receivables:

         During August 2001, the Company, through a joint venture in which the Company had a 50% interest, provided $27.5 million of debtor-in-possession financing (the "Ames Loan") to Ames Department Stores, Inc. ("Ames"), a retailer in bankruptcy. This loan bore interest at prime plus 6.0%, was collateralized by all real estate owned by Ames and was scheduled to mature in August 2003.

         During September 2002, the Ames Loan, was restructured as a two-year
             $100.0 million secured revolving loan of which the Company has a 40% interest. This revolving loan is collateralized by all of Ames' real estate interests. The loan bears interest at 8.5% per annum and provides for contingent interest upon the successful disposition of the Ames properties. The outstanding balance on the revolving loan at December 31, 2002 was approximately $4.1 million.

         During March 2002, the Company provided a $15.0 million three-year loan to Gottchalks, Inc., at an interest rate of 12.0% per annum collateralized by three properties. The Company receives principal and interest payment on a monthly basis. As of December 31, 2002, the outstanding loan balance was approximately $14.3 million.

         During March 2002, the Company provided a $50.0 million ten-year loan to Shopko Stores Inc., at an interest rate of 11.0% per annum collateralized by 15 properties. The Company receives principal and interest payments on a monthly basis. As of December 31, 2002, the outstanding loan balance was approximately $49.8 million.

         During May 2002, the Company provided a $15.0 million three-year loan to Frank's Nursery & Crafts, Inc. ("Frank's"), at an interest rate of 10.25% per annum collateralized by 40 real estate interests. Interest is payable quarterly in arrears. An additional $7.5 million revolving loan at an interest rate of 10.25% per annum was also established. As of December 31, 2002 there were no borrowings outstanding on the additional revolving loan. As an inducement to make these loans, Frank's issued the Company approximately 4.4 million warrants with an exercise price of $1.15 per share.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

9. Cash and Cash Equivalents:

         Cash and cash equivalents (demand deposits in banks, commercial paper and certificates of deposit with original maturities of three months or less) includes tenants' security deposits, escrowed funds and other restricted deposits approximating $0.1 million at December 31, 2002 and 2001.

         Cash and cash equivalent balances may, at a limited number of banks and financial institutions, exceed insurable amounts. The Company believes it mitigates its risks by investing in or through major financial institutions. Recoverability of investments is dependent upon the performance of the issuers.

10.  Notes Payable:

         The Company has implemented a medium-term notes ("MTN") program pursuant to which it may, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including
             (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs, and (ii) managing the Company's debt maturities.

         As of December 31, 2002, a total principal amount of $507.25 million, in senior fixed-rate MTNs had been issued under the MTN program primarily for the acquisition of neighborhood and community shopping centers, the expansion and improvement of properties in the Company's portfolio and the repayment of certain debt of the Company. These fixed-rate notes had maturities ranging from five to twelve years at the time of issuance and bear interest at rates ranging from 5.98% to 7.91%. Interest on these fixed-rate senior unsecured notes is payable semi-annually in arrears.

         During July 2002, the Company issued an aggregate $102.0 million of unsecured debt under its MTN program. These issuances consisted of
             (i) an $85.0 million floating-rate MTN which matures in August 2004 and bears interest at Libor plus 0.50% per annum and (ii) a $17.0 million fixed-rate MTN which matures in July 2012 and bears interest at 5.98% per annum. The proceeds from these MTN issuances were used toward the repayment of a $110.0 million floating-rate MTN which matured in August 2002. In addition, the Company entered into an interest rate swap agreement on the $85.0 million floating-rate MTN which effectively fixed the interest rate at 2.3725% per annum until November 2003.

         During November 2002, the Company issued $35.0 million of 4.961% fixed-rate Senior Notes due 2007 (the "2007 Notes"). Interest on the 2007 Notes is payable semi-annually in arrears. Net proceeds from the issuance totaling approximately $34.9 million, after related transaction costs of approximately $0.1 million, were primarily used to repay outstanding borrowings on the Company's unsecured credit facilities.

         Also, during November 2002, the Company issued $200.0 million of 6% fixed-rate Senior Notes due 2012 (the "2012 Notes"). Interest on the 2012 Notes is payable semi-annually in arrears. The Notes were sold at 99.79% of par value. Net proceeds from the issuance totaling approximately $198.3 million, after related transaction costs of approximately $1.3 million, were primarily used to repay outstanding borrowings on the Company's unsecured credit facilities.

         As of December 31, 2002, the Company has a total principal amount of $570.0 million, in fixed-rate unsecured senior notes. These fixed-rate notes have maturities ranging from 2003 through 2009 and bear interest at rates ranging from 4.96% to 7.50%. Interest on these fixed-rate senior unsecured notes is payable semi-annually in arrears.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         As of December 31, 2002, the Company had outstanding $100.0 million of remarketed reset notes, which mature in August 2008. The interest rate spread applicable to each period is determined pursuant to a remarketing agreement between the Company and a financial institution. The current interest rate is LIBOR plus 1.25% per annum, and interest is payable quarterly in arrears. During November 2002, the Company entered into an interest rate swap agreement which effectively fixed the interest rate at 3.03% per annum through August 2003.

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

         During August 2000, the Company established a $250.0 million, unsecured revolving credit facility (the "Credit Facility") with a group of banks which is scheduled to expire in August 2003. The Company intends to renew the Credit Facility prior to the maturity date. This Credit Facility has made available funds for general corporate purposes, including the funding of property acquisitions, development and redevelopment costs. Interest on borrowings accrues at a spread (currently 0.65%) to LIBOR or money-market rates, as applicable, which fluctuates in accordance with changes in the Company's senior debt ratings. The Company's senior debt ratings are currently A-/stable from Standard & Poors and Baa1/stable from Moody's Investor Services. As part of this Credit Facility, the Company has a competitive bid option where the Company may auction up to $100.0 million of its requested borrowings to the bank group. This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread to LIBOR of 0.65%. A facility fee of 0.15% per annum is payable quarterly in arrears. Pursuant to the terms of the agreement, the Company, among other things, is (a) subject to maintaining certain maximum leverage ratios on both unsecured senior corporate and secured debt, a minimum debt service coverage ratio and minimum unencumbered asset and equity levels, and (b) restricted from paying dividends in amounts that exceed 90% of funds from operations, as defined. As of December 31, 2002, there was $40.0 million outstanding under this Credit Facility.

         During July 2002, the Company further enhanced its liquidity position by establishing an additional $150.0 million unsecured revolving credit facility. During December 2002, the Company paid down the outstanding balance and terminated this facility.

         The scheduled maturities of all unsecured senior notes payable as of December 31, 2002 are approximately as follows (in millions): 2003, $140.0; 2004, $185.0; 2005, $200.25; 2006, $85.0; 2007, $195.0 and
             thereafter, $497.0.

11.  Mortgages Payable:

         As part of the Company's strategy to reduce its exposure to Kmart Corporation, the Company had previously encumbered seven Kmart sites with individual non-recourse mortgages aggregating approximately $70.8 million. As a result of the Kmart bankruptcy filing in January 2002 and the subsequent rejection of leases including these encumbered sites, the Company, during July 2002, had suspended debt service payments on these loans and began active negotiations with the respective lenders.

         During December 2002, the Company reached agreement with certain lenders in connection with four of these locations. The Company paid approximately $24.2 million in full satisfaction of the loans encumbering these properties which aggregated $46.5 million and the Company recognized a gain on early extinguishment of debt of approximately $22.3 million (see Note 5).

         During December 2002, the Company re-tenanted one location and has brought the mortgage loan encumbering this property current.

         During February 2003, the Company reached agreement with the lender in connection with the two remaining encumbered locations. The Company paid approximately $8.3 million in full satisfaction of these loans which aggregated approximately $14.7 million and will recognize a gain on early extinguishment of debt of approximately $6.2 million during the first quarter of 2003.

         During 2001, the Company obtained four individual non-recourse fixed-rate mortgage loans providing aggregate proceeds to the Company of approximately $51.2 million. These ten-year loans mature in 2011 and have effective interest rates ranging from 7.31% to 7.64% per annum.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         Mortgages payable, collateralized by certain shopping center properties and related tenants' leases, are generally due in monthly installments of principal and/or interest which mature at various dates through 2023. Interest rates range from approximately 6.50% to 9.50% (weighted average interest rate of 7.82% as of December 31, 2002). The scheduled maturities of all mortgages payable as of December 31, 2002, are approximately as follows (in millions):2003, $0.0; 2004, $8.8; 2005, $14.6; 2006, $33.8; 2007, $11.1 and
             thereafter, $162.5.

         Two of the Company's properties are encumbered by approximately $11.1 million in floating-rate, tax-exempt mortgage bond financing. The rates on the bonds are reset annually, at which time bondholders have the right to require the Company to repurchase the bonds. The Company has engaged a remarketing agent for the purpose of offering for resale those bonds that are tendered to the Company. All bonds tendered for redemption in the past have been remarketed and the Company has arrangements, including letters of credit, with banks to both collateralize the principal amount and accrued interest on such bonds and to fund any repurchase obligations.

12. Construction Loans Payable:

         During 2002, the Company obtained construction financing on eight ground-up development projects for an aggregate loan amount of up to $119.8 million, of which approximately $38.9 million has been funded as of December 31, 2002. These loans have maturities ranging from 18 to 36 months and a weighted average interest rate of 4.38% at December 31, 2002.
         The scheduled maturities of all construction loans payable as of December 31, 2002, are approximately as follows (in millions):
             2003, $7.3; 2004, $30.2; and 2005, $6.5.

13. KC Holdings:

         To facilitate the Company's November 1991 initial public stock offering (the "IPO"), 46 shopping center properties and certain other assets, together with indebtedness related thereto, were transferred to subsidiaries of KC Holdings, a newly-formed corporation that is owned by the stockholders of the Company prior to the IPO. The Company was granted ten-year, fixed-price acquisition options (the "Acquisition Options") to reacquire the real estate assets owned by KC Holdings' subsidiaries, subject to any liabilities outstanding with respect to such assets at the time of an option exercise. During the Acquisition Options period, which expired in November 2001, KC Holdings' subsidiaries had conveyed 29 shopping centers and a 50% interest in a joint venture consisting of three properties back to the Company. Additionally, KC Holdings' subsidiaries disposed of ten additional centers in transactions with third parties. The members of the Company's Board of Directors who are not also shareholders of KC Holdings unanimously approved the purchase of each of these properties that have been reacquired by the Company from KC Holdings. The Company manages three of KC Holdings' four remaining shopping center properties pursuant to a management agreement (See Note 17).

14. Fair Value Disclosure of Financial Instruments:

         All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed-rate debt) considered appropriate, reasonably approximate their fair values except those listed below for which fair values are reflected. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of the Company's financial instruments. The following are financial instruments for which the Company's estimate of fair value differs from the carrying amounts (in thousands):

                                                  December 31, 2002
                                       Carrying Amounts         Fair Value
                                       ---------------          ---------

           Notes payable                $1,302,250              $1,353,884

           Mortgages payable            $  230,760              $  282,361

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

15. Financial Instruments - Derivatives and Hedging:

         The Company is exposed to the effect of changes in interest rates, foreign currency exchange rate fluctuations and market value fluctuations of equity securities. The Company limits these risks by following established risk management policies and procedures including the use of derivatives.

         The principal financial instruments currently used by the Company are interest rate swaps, foreign currency exchange forward contracts, cross currency swaps and warrant contracts. The Company, from time to time, hedges the future cash flows of its floating-rate debt instruments to reduce exposure to interest rate risk principally through interest rate swaps with major financial institutions. The Company has interest-rate swap agreements on its $85.0 million floating-rate MTN and on its $100.0 million floating-rate remarketed reset notes, which have been designated and qualified as cash flow hedges. The Company has determined that these swap agreements are highly effective in offsetting future variable interest cash flows related to the Company's debt portfolio. For the year ended December 31, 2002, the change in the fair value of the interest rate swaps was $3.3 million which was recorded in Other Comprehensive Income ("OCI") a component of stockholders' equity, with a corresponding liability reduction for the same amount.

         During 2002, the Company entered into foreign currency forward contracts on its Canadian investment in marketable securities in the amount of approximately CAD $31.2 million (approximately USD $19.9 million). The Company has designated these foreign currency forward contracts as fair value hedges. The Company expects these forward contracts to be highly effective in limiting its exposure to the variability in the fair value of its Canadian investments as it relates to changes in the exchange rate. The gain or loss on the forward contracts will be recognized currently in earnings and the gain or loss on the Canadian investments attributable to changes in the exchange rate will be recognized currently in earnings and shall adjust the carrying amount of the hedged investments.

         As of December 31, 2002, the Company had foreign currency forward contracts on its Canadian investments in real estate aggregating approximately CAD $173.3 million (approximately USD $110.3 million). In addition, the Company had foreign currency forward contracts and a cross currency swap aggregating $383.7 million pesos ("MXN")(approximately USD $35.7 million) on its Mexican real estate investments. The Company has designated these foreign currency agreements as hedges of the foreign currency exposure of its net investment in Canadian and Mexican real estate operations. The Company believes that these agreements are highly effective in reducing the exposure to fluctuations in the exchange rate. The gains and losses on these net investment hedges are recorded in OCI with a corresponding asset or liability for the same amount. Similarly, the foreign currency translation gains and losses on the Canadian and Mexican investments attributable to changes in the exchange rate will also be recorded in OCI.

         During 2001, the Company acquired warrants to purchase the common stock of a Canadian REIT. The Company has designated the warrants as a cash flow hedge of the variability in expected future cash outflows upon purchasing the common stock. The Company has determined the hedged cash outflow is probable and expected to occur prior to the expiration date of the warrants. The Company has determined that the warrants are fully effective. For the year ended December 31, 2002, the change in fair value of the warrants was a loss of approximately $0.1 million which was recorded in OCI with a corresponding asset for the same amount.

         The following table summarized the notional values and fair values of the Company's derivative financial instruments as of December 31, 2002:

                                                                                                          Fair Value
                         Hedge Type               Notional Value            Rate         Maturity        (in millions)
                         ----------               --------------            ----         --------        -------------
           Interest rate swap - cash flow          $185.0 million           1.78% -          8/03 -         ($0.6)
                                                                            1.8725%         11/03

           Foreign currency forwards - fair value  CAD $31.2 million        1.5882 -     9/03 - 4/05         $0.1
                                                                            1.5918

           Warrants - cash flow                    2,500,000 shares of        CAD            9/06            $2.3
                                                   common stock             $11.02

           Foreign currency forwards - net         CAD $173.3 million       1.5527 -     1/05 - 8/05         $1.3
           investment                                                       1.6194

           Foreign currency forwards - net         MXN $243.8 million       10.57 -          9/06           ($0.5)
           investment                                                       12.14

           MXN cross currency swap                 MXN $139.9 million       7.227           10/07           ($0.4)

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         As of December 31, 2002, these derivative instruments were reported at their fair value as other liabilities of $1.5 million and other assets of $3.7 million. During the next 12 months, the Company expects to reclassify to earnings as expense approximately $0.6 million of the current balance in accumulated OCI primarily related to the fair value of the interest rate swaps.

16. Preferred Stock, Common Stock and DownREIT Unit Transactions:

         During October 2002, the Company acquired an interest in a shopping center property located in Daly City, CA valued at $80.0 million through the issuance of approximately 2.4 million downREIT units (the "Units") which are convertible at a ratio of 1:1 into the Company's common stock. The downREIT unit holder has the right to convert the Units anytime after one year. In addition, the Company has the right to mandatorily require a conversion after ten years. If at the time of conversion the common stock price for the 20 previous trading days is less than $33.57 per share the unit holder would be entitled to additional shares, however, the maximum number of additional shares is limited to 251,966 based upon a floor common stock price of $30.36. The Company has the option to settle the conversion in cash. Dividends on the Units are paid quarterly at the rate of the Company's common stock dividend multiplied by
             1.1057. The value of the units is included in Minority interest in partnerships on the accompanying Consolidated Balance Sheets.

         During March 2001, the Company issued 29,638 shares of common stock at $27.67 per share in connection with the exercise of its option to acquire a 50% interest in a joint venture consisting of three shopping center properties from KC Holdings.

         During November 2001, the Company completed a primary public stock offering of 2,250,000 shares of common stock priced at $32.85 per share. The net proceeds from this sale of common stock, totaling approximately $70.1 million (after related transaction costs of $3.8 million) was used primarily to invest equity capital in a new joint venture formed with G.E. Capital Real Estate and for additional equity capital in KIR (see Note 6).

         During December 2001, the Company completed a primary public stock offering of 1,500,000 shares of common stock priced at $33.57 per share. The net proceeds from this sale of common stock, totaling approximately $47.6 million (after related transaction costs of $2.7 million) was used for general corporate purposes, including
             (i) the investment of additional equity capital in KIR (see Note 6) and (ii) the development, redevelopment and expansion of properties in the Company's portfolio.

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

         At December 31, 2002, the Company had outstanding 3,000,000 Depositary Shares (the "Class A Depositary Shares"), each such Class A Depositary Share representing a one-tenth fractional interest of a share of the Company's 7-3/4% Class A Cumulative Redeemable Preferred Stock, par value $1.00 per share (the "Class A Preferred Stock"), 2,000,000 Depositary Shares (the "Class B Depositary Shares"), each such Class B Depositary Share representing a one-tenth fractional interest of a share of the Company's 8-1/2% Class B Cumulative Redeemable Preferred Stock, par value $1.00 per share (the "Class B Preferred Stock") and 4,000,000 Depositary Shares (the "Class C Depositary Shares"), each such Class C Depositary Share representing a one-tenth fractional interest of a share of the Company's 8-3/8% Class C Cumulative Redeemable Preferred Stock, par value $1.00 per share (the "Class C Preferred Stock").

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         Dividends on the Class A Depositary Shares are cumulative and payable quarterly in arrears at the rate of 7-3/4% per annum based on the $25.00 per share initial offering price, or $1.9375 per depositary share. The Class A Depositary Shares are redeemable, in whole or in part, for cash on or after September 23, 1998 at the option of the Company, at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon. The Class A Depositary Shares are not convertible or exchangeable for any other property or securities of the Company. The Class A Preferred Stock (represented by the Class A Depositary Shares outstanding) ranks pari passu with the Company's Class B Preferred Stock, and Class C Preferred Stock as to voting rights, priority for receiving dividends and liquidation preferences as set forth below.

         Dividends on the Class B Depositary Shares are cumulative and payable quarterly in arrears at the rate of 8-1/2% per annum based on the $25.00 per share initial offering price, or $2.125 per depositary share. The Class B Depositary Shares are redeemable, in whole or in part, for cash on or after July 15, 2000 at the option of the Company at a redemption price of $25.00 per depositary share, plus any accrued and unpaid dividends thereon. The redemption price of the Class B Preferred Stock may be paid solely from the sale proceeds of other capital stock of the Company, which may include other classes or series of preferred stock. The Class B Depositary Shares are not convertible or exchangeable for any other property or securities of the Company. The Class B Preferred Stock (represented by the Class B Depositary Shares outstanding) ranks pari passu with the Company's Class A Preferred Stock, and Class C Preferred Stock as to voting rights, priority for receiving dividends and liquidation preferences as set forth below.

         Dividends on the Class C Depositary Shares are cumulative and payable quarterly in arrears at the rate of 8-3/8% per annum based on the $25.00 per share initial offering price, or $2.0938 per depositary share. The Class C Depositary Shares are redeemable, in whole or in part, for cash on or after April 15, 2001 at the option of the Company at a redemption price of $25.00 per depositary share, plus any accrued and unpaid dividends thereon. The redemption price of the Class C Preferred Stock may be paid solely from the sale proceeds of other capital stock of the Company, which may include other classes or series of preferred stock. The Class C Depositary Shares are not convertible or exchangeable for any other property or securities of the Company. The Class C Preferred Stock (represented by the Class C Depositary Shares outstanding) ranks pari passu with the Company's Class A Preferred Stock and Class B Preferred Stock as to voting rights, priority for receiving dividends and liquidation preferences as set forth below.

         Voting Rights - As to any matter on which the Class A Preferred Stock,
             Class B Preferred Stock, and Class C Preferred Stock (collectively, the "Preferred Stock") may vote, including any action by written consent, each share of Preferred Stock shall be entitled to 10 votes, each of which 10 votes may be directed separately by the holder thereof. With respect to each share of Preferred Stock, the holder thereof may designate up to 10 proxies, with each such proxy having the right to vote a whole number of votes (totaling 10 votes per share of Preferred Stock). As a result, each Class A, each Class B, and each Class C Depositary Share is entitled to one vote.

         Liquidation Rights - In the event of any liquidation, dissolution or winding up of the affairs of the Company, the Preferred Stock holders are entitled to be paid, out of the assets of the Company legally available for distribution to its stockholders, a liquidation preference of $250.00 per share ($25.00 per Class A, Class B, and Class C Depositary Share, respectively), plus an amount equal to any accrued and unpaid dividends to the date of payment, before any distribution of assets is made to holders of the Company's common stock or any other capital stock that ranks junior to the Preferred Stock as to liquidation rights.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

17. Transactions with Related Parties:

         During 2002, the Company, along with its joint venture partner provided
             KROP short-term interim financing for all acquisitions by KROP for which a mortgage was not in place at the time of closing. All such financing bears interest at rates ranging from Libor plus 4.0% and 4.25% and have maturities of less than one year. As of December 31, 2002, KROP had outstanding short-term interim financing to GECRE and the Company totaling $17.3 million each. The Company earned $0.8 million during 2002 related to such interim financing.

         The Company provides management services for shopping centers owned principally by affiliated entities and various real estate joint ventures in which certain stockholders of the Company have economic interests. Such services are performed pursuant to management agreements which provide for fees based upon a percentage of gross revenues from the properties and other direct costs incurred in connection with management of the centers. The Consolidated Statements of Income include management fee income from KC Holdings of less than $0.4 million for each of the years ended December 31, 2002, 2001 and 2000, respectively.

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

         Reference is made to Notes 6, 13, and 16 for additional information regarding transactions with related parties.

18. Commitments and Contingencies:

         The Company and its subsidiaries are primarily engaged in the operation of shopping centers which are either owned or held under long-term leases which expire at various dates through 2087. The Company and its subsidiaries, in turn, lease premises in these centers to tenants pursuant to lease agreements which provide for terms ranging generally from 5 to 25 years and for annual minimum rentals plus incremental rents based on operating expense levels and tenants' sales volumes. Annual minimum rentals plus incremental rents based on operating expense levels comprised approximately 99% of total revenues from rental property for each of the three years ended December 31, 2002, 2001 and 2000, respectively.

         The future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows (in millions): 2003, $335.3; 2004, $309.7; 2005, $282.2; 2006, $250.8; 2007, $222.0 and thereafter, $1,333.3.

         Minimum rental payments under the terms of all noncancellable operating leases pertaining to its shopping center portfolio for future years are approximately as follows (in millions): 2003, $10.9; 2004, $10.8; 2005, $10.1; 2006, $9.5; 2007, $9.0 and thereafter, $125.1.

         The Company has issued letters of credit in connection with the collateralization of tax-exempt mortgage bonds, completion guarantees for certain construction projects, and guaranty of payment related to the Company's insurance program. These letters of credit aggregate approximately $14.9 million.

         Additionally, the RioCan Venture, an entity in which the Company holds a 50% non-controlling interest, has a CAD $5.0 million (approximately USD $3.2 million) letter of credit facility. This facility is jointly guaranteed by RioCan and the Company and has approximately CAD $1.0 million (approximately USD $0.6 million) outstanding as of December 31, 2002 relating to various development projects.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         During 2002, the limited partners in KIR, an entity in which the Company holds a 43.3% non-controlling interest, contributed $55.0 million towards their respective capital commitments, including $23.8 million by the Company. As of December 31, 2002, KIR had unfunded capital commitments of $129.0 million, including $55.9 million from the Company.

         KIR maintains a secured revolving credit facility with a syndicate of banks, which is scheduled to expire in November 2003. This facility is collateralized by the unfunded subscriptions of certain partners, including those of the Company. The facility has an aggregate availability of up to $100.0 million based upon the amount of unfunded subscription commitments of certain partners. During January 2003, the aggregate availability under the credit facility was reduced to $90.0 million. As of December 31, 2002, there was $15.0 million outstanding under this facility.

19.  Incentive Plans:

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

         Information with respect to stock options under the Plan for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                               Weighted Average
                                                                Exercise Price
                                                Shares             Per Share
                                               ---------        ---------------
Options outstanding, December 31, 1999         4,869,138           $20.56
     Exercised                                  (290,106)          $17.03
     Granted                                   1,347,637           $27.09
     Forfeited                                  (387,874)          $19.07
                                               ----------
Options outstanding, December 31, 2000         5,538,795           $22.44
     Exercised                                (1,694,227)          $20.62
     Granted                                   2,119,175           $30.71
     Forfeited                                   (54,390)          $25.76
                                               ----------
Options outstanding, December 31, 2001         5,909,353           $25.90
     Exercised                                  (307,831)          $18.76
     Granted                                   1,562,525           $31.27
     Forfeited                                   (61,974)          $27.99
                                               ----------
Options outstanding, December 31, 2002         7,102,073           $27.37
                                               =========



     Options exercisable -
           December 31, 2000                  2,921,737           $20.13
                                              =========           ======
           December 31, 2001                  2,369,288           $21.98
                                              =========           ======
           December 31, 2002                  3,298,417           $24.06
                                              =========           ======


         The exercise prices for options outstanding as of December 31, 2002 range from $14.17 to $33.67 per share. The weighted average remaining contractual life for options outstanding as of December 31, 2002 was approximately 7.8 years. Options to purchase 1,731,321, 3,293,846 and 913,042 shares of the Company's common stock were available for issuance under the Plan at December 31, 2002, 2001 and 2000, respectively.

         The Company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized with regard to options granted under the Plan in the accompanying Consolidated Statements of Income. If stock-based compensation costs had been recognized based on the estimated fair values at the dates of grant for options awarded, net income and net income per diluted common share for the years ended December 31, 2002, 2001 and 2000 would have been reduced by approximately $3.2 million or $0.03 per diluted share, $2.7 million or $0.03 per diluted share and $2.2 million or $0.03 per diluted share, respectively. Effective January 1, 2003, the Company will adopt the prospective method provisions of FASB No. 148, which will apply the recognition provisions of FASB No. 123 to all employee awards granted, modified or settled after January 1, 2003.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         These pro forma adjustments to net income and net income per diluted common share assume fair values of each option grant estimated using the Black-Scholes option pricing formula. The more significant assumptions underlying the determination of such fair values for options granted during 2002, 2001 and 2000 include: (i) weighted average risk-free interest rates of 3.06%, 4.85% and 5.69%, respectively; (ii) weighted average expected option lives of
             4.1 years, 5.5 years, and 4.4 years, respectively; (iii) an expected volatility of 16.12%, 15.76% and 15.82%, respectively, and
             (iv) an expected dividend yield of 6.87%, 6.74% and 6.95%, respectively. The per share weighted average fair value at the dates of grant for options awarded during 2002, 2001 and 2000 was $1.50, $1.98 and $2.05, respectively.

         The Company maintains a 401(k) retirement plan covering substantially all officers and employees which permits participants to defer up to a maximum 10% of their eligible compensation. This deferred compensation, together with Company matching contributions which generally equal employee deferrals up to a maximum of 5% of their eligible compensation, is fully vested and funded as of December 31, 2002. Company contributions to the plan were approximately $0.7 million, $0.7 million and $0.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

20.  Income Taxes:

         The Company elected to qualify as a REIT in accordance with the Code commencing with its taxable year which began January 1, 1992. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted REIT taxable income to its stockholders. It is management's intention to adhere to these requirements and maintain the Company's REIT status. As a REIT, the Company generally will not be subject to corporate federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

         Reconciliation between GAAP Net Income and Federal Taxable Income:

         The following table reconciles GAAP net income to taxable income for the years ended December 31, 2002, 2001 and 2000 (in thousands):


                                                                              2002             2001         2000
                                                                           (Estimated)        (Actual)    (Actual)
                                                                             ---------         ---------        --------

     GAAP net income                                                         $245,668          $236,538         $205,025
         Less: GAAP net income of taxable REIT   subsidiaries                 (23,573)          (29,063)               -
                                                                             ---------         ---------        --------
     GAAP net income from REIT operations (Note 1)                            222,095           207,475          205,025
     Net book depreciation in excess of tax depreciation                        4,043             3,612            2,889
     Deferred and prepaid rents                                                (5,800)           (6,647)          (7,117)
     Exercise of non-qualified stock options                                   (3,000)          (15,354)          (2,534)
     Book/tax depreciation differences from investments in real estate
       joint ventures                                                          (1,929)           (3,206)          (2,253)
     Other book/tax differences, net                                           18,365            12,863          (14,240)
                                                                             --------          --------         ---------
     Adjusted taxable income subject to 90% dividend
       requirements                                                          $233,774          $198,743         $181,770
                                                                             ========          ========         ========

         Note 1 - All adjustments to "GAAP net income from REIT operations" are net of amounts attributable to minority interest and taxable REIT subsidiaries.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         Reconciliation between Cash Dividends Paid and Dividends Paid
         Deductions:

         Cash dividends paid were equal to the dividends paid deduction for the years ended December 31, 2002, 2001 and 2000, and amounted to (in thousands) $235,602, $209,785 and $189,896, respectively.

         Characterization of Distributions:

         The following characterizes distributions paid for the years ended
             December 31, 2002, 2001 and 2000 (in thousands):

                                    2002               2001              2000
                                    ----               ----              ----
       Preferred Dividends
         Ordinary income          $17,935     96%    $26,253    100%   $26,376     100%
         Capital gain                 764      4%          -       -         -        -
                                 --------    ----   --------    ----  --------     ----
                                  $18,699    100%    $26,253    100%   $26,376     100%

       Common Dividends
         Ordinary income         $208,040     96%   $174,380     95%  $163,520     100%
         Capital gain               8,863      4%          -       -         -        -
         Return of capital              -       -      9,152      5%         -        -
                                 --------    ----   --------    ----  --------     ----
                                 $216,903    100%   $183,532    100%  $163,520     100%

       Total dividends
       distributed               $235,602           $209,785          $189,896
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

         The Company's TRS income and provision for income taxes for the years ended December 31, 2002 and 2001, are summarized as follows (in thousands):

                                                        2002         2001
                                                        ----         ----
           Taxable income before income taxes         $36,477      $48,439
                                                      -------      -------
           Less provision for income taxes:
                    Federal                            10,538       15,682
                    State and local                     2,366        3,694
                    Total tax provision                12,904       19,376
                                                      -------      -------
           TRS net income                             $23,573      $29,063
                                                      =======      =======

         There was no provision for income taxes for the year ended December 31, 2000.

         Deferred tax assets of approximately $4.4 million as of December 31, 2002 and 2001 and deferred tax liabilities of approximately $1.7 million as of December 31, 2002, are included in the caption Other assets and Other liabilities on the accompanying Consolidated Balance Sheets at December 31, 2002 and 2001, respectively. These deferred tax assets and liabilities relate primarily to differences in the timing of the recognition of income/(loss) between GAAP and tax basis of accounting of (i) real estate joint ventures, (ii) other real estate investments and (iii) other deductible temporary differences.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         The income tax provision differs from the amount computed by applying the statutory federal income tax rate to taxable income before income taxes as follows (in thousands):

                                                             2002         2001
                                                             ----         ----
           Federal provision at statutory tax rate (35%)   $12,767      $16,954
           State and local taxes, net of federal benefit     2,010        2,422
           Other                                            (1,873)          -
                                                           --------     ------
                                                           $12,904      $19,376
                                                           =======      =======

21. Supplemental Financial Information:

         The following represents the results of operations, expressed in thousands except per share amounts, for each quarter during years 2002 and 2001:

                                                                  2002 (Unaudited)
                                           -----------------------------------------------------------------
                                            Mar. 31             June 30         Sept. 30          Dec. 31
                                            -------             -------         --------          -------
Revenues from rental property(1)           $ 112,255         $   112,494       $   110,191       $   115,891

Net income                                 $  60,894         $    61,055       $    60,756       $    62,963

    Net income per common share:
         Basic                             $     .54         $       .54       $       .54       $       .56
         Diluted                           $     .53         $       .54       $       .53       $       .56

                                                                     2001 (Unaudited)
                                         --------------------------------------------------------------
                                           Mar. 31          June 30          Sept. 30         Dec. 31
                                          -------          -------          --------         -------
Revenues from rental property(1)         $  116,469       $ 113,695         $ 109,974         $110,270

Net income                               $   56,053       $  59,352         $  59,250         $ 61,883

    Net income per common share:
         Basic                           $      .52       $     .55         $     .55         $    .58
         Diluted                         $      .51       $     .55         $     .54         $    .56


             (1) All periods have been adjusted to reflect the impact of operating properties sold during 2002 and properties classified as held for sale as of December 31, 2002 which are reflected in Discounted operations in the Consolidated Statements of Income.

         Accounts and notes receivable in the accompanying Consolidated Balance
             Sheets are net of estimated unrecoverable amounts of approximately $5.8 million and $4.3 million at December 31, 2002 and 2001, respectively.

22. Pro Forma Financial Information (Unaudited):

         As discussed in Notes 2 and 3, the Company and certain of its subsidiaries acquired and disposed of interests in certain operating properties during 2002. The pro forma financial information set forth below is based upon the Company's historical Consolidated Statements of Income for the years ended December 31, 2002 and 2001, adjusted to give effect to these transactions as of January 1, 2001.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred on January 1, 2001, nor does it purport to represent the results of operations for future periods. (Amounts presented in millions, except per share figures.)

                                                   Years ended December 31,
                                                     2002          2001
                                                     ----          ----

          Revenues from rental property             $473.8        $478.1
          Net income                                $235.6        $237.7

              Net income per common share:
                   Basic                             $2.08         $2.21
                                                     =====         =====
                   Diluted                           $2.06         $2.17
                                                     =====         =====

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS



                For Years Ended December 31, 2002, 2001 and 2000
                                 (in thousands)



                                                                    Adjustments to
                                    Balance at                         valuation                         Balance at end
                                   Beginning of      Charged to        accounts                             of period
                                      Period          expenses                           Deductions
                                 ----------------- --------------- ------------------ ------------------ ----------------
Year Ended December 31, 2002
Allowance for uncollectable
accounts                              $4,300           $2,750        $  -                 ($1,300)           $5,750
                                 ----------------- --------------- ------------------ ------------------ ----------------

Year Ended December 31, 2001
Allowance for uncollectable
accounts                              $4,000           $3,400        $  -                 ($3,100)           $4,300
                                 ----------------- --------------- ------------------ ------------------ ----------------

Year Ended December 31, 2000
Allowance for uncollectable
accounts                              $3,750           $2,650        $  -                 ($2,400)           $4,000
                                 ----------------- --------------- ------------------ ------------------ ----------------

                                                                    SCHEDULE III


                    KIMCO REALTY CORPORATION AND SUBSIDARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2002

                                          INITIAL COST
                                                  BUILDING AND      SUBSEQUENT                     BUILDINGS AND
PROPERTIES                          LAND          IMPROVEMENT     TO ACQUISITION       LAND        IMPROVEMENTS         TOTAL
----------                          ----          -----------     --------------       ----        ------------         -----
FAIRFIELD SHOPPING CENTER       $      529,247   $    2,137,493   $      180,479  $      529,247   $    2,317,972   $    2,847,219
HOOVER                                 279,106        7,735,873             --           279,106        7,735,873        8,014,979
HAMSTRA SQUARE                       1,648,206             --          6,140,247       1,648,206        6,140,247        7,788,452
FOUR PEAKS PLAZA                     3,150,780             --         11,136,798       3,150,780       11,136,798       14,287,578
GILBERT FIESTA DEVELOPMENT           1,683,843             --          2,699,962       1,683,843        2,699,962        4,383,805
KIMCO MESA 679, INC. AZ              2,915,000       11,686,291          758,781       2,915,000       12,445,072       15,360,072
METRO SQUARE                         4,101,017       16,410,632          462,640       4,101,017       16,873,272       20,974,289
PEORIA CROSSING                      7,212,588             --         17,295,451       7,235,425       17,272,615       24,508,040
HAYDEN PLAZA NORTH                   2,015,726        4,126,509        4,983,587       2,015,726        9,110,096       11,125,822
PHOENIX, COSTCO                      5,324,501       21,269,943          213,315       5,324,501       21,483,258       26,807,759
PHOENIX                              2,450,341        9,802,046          151,421       2,450,341        9,953,467       12,403,808
ALHAMBRA, COSTCO                     4,995,639       19,982,557             --         4,995,639       19,982,557       24,978,196
MADISON PLAZA                        5,874,396       23,476,190           44,831       5,874,396       23,521,021       29,395,417
CHULA VISTA, COSTCO                  6,460,743       25,863,153        1,566,737       6,460,743       27,429,890       33,890,633
CORONA HILLS, COSTCO                13,360,965       53,373,453          610,097      13,360,965       53,983,550       67,344,515
LA MIRADA THEATRE CENTER             8,816,741       35,259,965            5,800       8,816,741       35,265,765       44,082,506
THE CENTRE                           3,403,724       13,625,899           18,680       3,403,724       13,644,579       17,048,303
SANTA ANA, HOME DEPOT                4,592,364       18,345,257             --         4,592,364       18,345,257       22,937,621
SANTEE TOWN CENTER                   2,252,812        9,012,256          778,545       2,252,812        9,790,801       12,043,613
WESTLAKE SHOPPING CENTER            16,174,307       64,818,562             --        16,174,307       64,818,562       80,992,869
VILLAGE ON THE PARK                  2,194,463        8,885,987          118,886       2,194,463        9,004,873       11,199,336
AURORA QUINCY                        1,148,317        4,608,249          176,871       1,148,317        4,785,120        5,933,437
AURORA EAST BANK                     1,500,568        6,180,103          139,219       1,500,568        6,319,322        7,819,890
SPRING CREEK COLORADO                1,423,260        5,718,813           26,244       1,423,260        5,745,057        7,168,317
DENVER WEST 38TH STREET                161,167          646,983             --           161,167          646,983          808,150
ENGLEWOOD PHAR MOR                     805,837        3,232,650           18,800         805,837        3,251,450        4,057,287
FORT COLLINS                         1,253,497        7,625,278             --         1,253,497        7,625,278        8,878,775
HERITAGE WEST                        1,526,576        6,124,074           79,252       1,526,576        6,203,326        7,729,902
WEST FARM SHOPPING CENTER            5,805,969       23,348,024          129,893       5,805,969       23,477,917       29,283,886
N.HAVEN, HOME DEPOT                  7,704,968       30,797,640          191,857       7,704,968       30,989,497       38,694,465
WATERBURY                            2,253,078        9,017,012          248,806       2,253,078        9,265,818       11,518,896
ELSMERE                                   --          3,185,642             --              --          3,185,642        3,185,642
ALTAMONTE SPRINGS                      770,893        3,083,574          165,495         770,893        3,249,069        4,019,962
BOCA RATON                             573,875        2,295,501        1,048,565         573,875        3,344,066        3,917,941
BRADENTON                              125,000          299,253          333,571         125,000          632,824          757,824
BAYSHORE GARDENS,
 BRADENTON FL                        2,901,000       11,738,955          336,222       2,901,000       12,075,177       14,976,177
CORAL SPRINGS                          710,000        2,842,907        3,204,985         710,000        6,047,892        6,757,892
CORAL SPRINGS                        1,649,000        6,626,301          134,306       1,649,000        6,760,607        8,409,607
EAST ORLANDO                           491,676        1,440,000        2,809,868       1,007,882        3,733,662        4,741,544
FERN PARK                              225,000          902,000        2,693,939         225,000        3,595,939        3,820,939
REGENCY PLAZA                        2,410,000        9,671,160          169,799       2,410,000        9,840,959       12,250,959
KISSIMMEE                            1,328,536        5,296,652        1,706,687       1,328,536        7,003,339        8,331,875
LAUDERDALE LAKES                       342,420        2,416,645        2,651,211         342,420        5,067,856        5,410,276
MERCHANTS WALK                       2,580,816       10,366,090           31,778       2,580,816       10,397,868       12,978,684
LARGO                                  293,686          792,119        1,140,646         293,686        1,932,765        2,226,451
LEESBURG                                  --            171,636          173,537            --            345,173          345,173
LARGO EAST BAY                       2,832,296       11,329,185          971,043       2,832,296       12,300,228       15,132,524
LAUDERHILL                           1,002,733        2,602,415       10,014,388       1,774,443       11,845,093       13,619,536
MELBOURNE                                 --          1,754,000        2,812,962            --          4,566,962        4,566,962
GROVE GATE                             365,893        1,049,172        1,139,954         365,893        2,189,126        2,555,019
NORTH MIAMI                            732,914        4,080,460       10,541,973         732,914       14,622,433       15,355,347
MILLER ROAD                          1,138,082        4,552,327        1,501,207       1,138,082        6,053,534        7,191,616
MARGATE                              2,948,530       11,754,120        2,378,665       2,948,530       14,132,785       17,081,315
MELBOURNE                              715,844        2,878,374          604,459         715,844        3,482,833        4,198,677
MT. DORA                             1,011,000        4,062,890           97,491       1,011,000        4,160,381        5,171,381
ORLANDO                                923,956        3,646,904        1,815,647       1,172,119        5,214,388        6,386,507
RENAISSANCE CENTER                   9,104,379       36,540,873        2,651,778       9,104,379       39,192,651       48,297,030
SAND LAKE                            3,092,706       12,370,824        1,146,644       3,092,706       13,517,468       16,610,174
ORLANDO                                560,800        2,268,112        2,074,004         580,030        4,322,886        4,902,916
OCALA                                1,980,000        7,927,484          713,063       1,980,000        8,640,547       10,620,547
POMPANO BEACH                           97,169          874,442        1,234,339          97,169        2,108,781        2,205,950
PALATKA                                130,844          556,658        1,002,280         130,844        1,558,938        1,689,782
PANAMA CITY                          1,962,500             --          4,159,999       1,962,500        4,159,999        6,122,499
ST. PETERSBURG                            --            917,360          765,297            --          1,682,657        1,682,657
TUTTLE BEE SARASOTA                    254,961          828,465        1,709,550         254,961        2,538,015        2,792,976
SOUTH EAST SARASOTA                  1,283,400        5,133,544        3,327,957       1,440,264        8,304,637        9,744,901
SANFORD                              1,832,732        9,523,261        5,164,810       1,832,732       14,688,071       16,520,803

                                                   TOTAL COST,
                                                      NET OF                                   DATE OF
                                  ACCUMULATED      ACCUMULATED                             CONSTRUCTION(C)
                                  DEPRECIATION     DEPRECIATION      ENCUMBRANCES          ACQUISITION(A)
                                  ------------     ------------      ------------          --------------
FAIRFIELD SHOPPING CENTER        $      137,540   $    2,709,679    $         --              2000(A)
HOOVER                                  595,240        7,419,738              --              1999(A)
HAMSTRA SQUARE                             --          7,788,452         3,619,064            2002(C)
FOUR PEAKS PLAZA                           --         14,287,578         5,400,560            2001(C)
GILBERT FIESTA DEVELOPMENT                 --          4,383,805         1,402,976            2001(C)
KIMCO MESA 679, INC. AZ               1,452,752       13,907,320              --              1998(A)
METRO SQUARE                          1,916,879       19,057,410              --              1998(A)
PEORIA CROSSING                            --         24,508,040         8,437,275            2000(C)
HAYDEN PLAZA NORTH                      658,503       10,467,319              --              1998(A)
PHOENIX, COSTCO                       2,470,598       24,337,161              --              1998(A)
PHOENIX                               1,311,927       11,091,881         7,618,446            1997(A)
ALHAMBRA, COSTCO                      2,319,383       22,658,813              --              1998(A)
MADISON PLAZA                         2,713,440       26,681,977              --              1998(A)
CHULA VISTA, COSTCO                   3,071,816       30,818,818              --              1998(A)
CORONA HILLS, COSTCO                  6,169,808       61,174,707              --              1998(A)
LA MIRADA THEATRE CENTER              4,072,393       40,010,113              --              1998(A)
THE CENTRE                            1,091,506       15,956,797         7,899,089            1999(A)
SANTA ANA, HOME DEPOT                 2,109,921       20,827,700              --              1998(A)
SANTEE TOWN CENTER                      958,045       11,085,568              --              1998(A)
WESTLAKE SHOPPING CENTER                276,555       80,716,314              --              2002(A)
VILLAGE ON THE PARK                   1,126,665       10,072,671              --              1998(A)
AURORA QUINCY                           589,410        5,344,027         2,507,950            1998(A)
AURORA EAST BANK                        783,216        7,036,675              --              1998(A)
SPRING CREEK COLORADO                   721,545        6,446,772              --              1998(A)
DENVER WEST 38TH STREET                  81,542          726,608              --              1998(A)
ENGLEWOOD PHAR MOR                      407,756        3,649,531         1,196,795            1998(A)
FORT COLLINS                            553,973        8,324,801         2,988,284            2000(A)
HERITAGE WEST                           778,092        6,951,810              --              1998(A)
WEST FARM SHOPPING CENTER             2,651,656       26,632,230        13,366,149            1998(A)
N.HAVEN, HOME DEPOT                   3,540,807       35,153,658              --              1998(A)
WATERBURY                             2,134,860        9,384,036              --              1993(A)
ELSMERE                               2,676,286          509,356              --              1979(C)
ALTAMONTE SPRINGS                       553,644        3,466,319              --              1995(A)
BOCA RATON                              925,258        2,992,684              --              1992(A)
BRADENTON                               369,628          388,196              --              1968(C)
BAYSHORE GARDENS, BRADENTON FL        1,399,051       13,577,126              --              1998(A)
CORAL SPRINGS                         1,000,598        5,757,294              --              1994(A)
CORAL SPRINGS                           868,359        7,541,248              --              1997(A)
EAST ORLANDO                          1,831,218        2,910,326              --              1971(C)
FERN PARK                             1,654,579        2,166,360              --              1968(C)
REGENCY PLAZA                           759,594       11,491,366         8,777,574            1999(A)
KISSIMMEE                             1,138,831        7,193,044              --              1996(A)
LAUDERDALE LAKES                      3,424,959        1,985,317              --              1968(C)
MERCHANTS WALK                          354,657       12,624,027              --              2001(A)
LARGO                                 1,553,211          673,239              --              1968(C)
LEESBURG                                213,597          131,576              --              1969(C)
LARGO EAST BAY                        3,705,992       11,426,532              --              1992(A)
LAUDERHILL                            5,238,982        8,380,554              --              1974(C)
MELBOURNE                             1,703,437        2,863,525              --              1968(C)
GROVE GATE                            1,486,605        1,068,414              --              1968(C)
NORTH MIAMI                           4,787,356       10,567,990              --              1985(A)
MILLER ROAD                           4,136,847        3,054,768              --              1986(A)
MARGATE                               3,029,406       14,051,909              --              1993(A)
MELBOURNE                               692,408        3,506,270              --              1994(A)
MT. DORA                                533,086        4,638,295              --              1997(A)
ORLANDO                               1,109,966        5,276,541              --              1995(A)
RENAISSANCE CENTER                    4,952,672       43,344,359              --              1998(A)
SAND LAKE                             2,887,246       13,722,928              --              1994(A)
ORLANDO                                 590,055        4,312,861              --              1996(A)
OCALA                                 1,198,869        9,421,677              --              1997(A)
POMPANO BEACH                         1,116,534        1,089,416              --              1968(C)
PALATKA                                 657,523        1,032,259              --              1970(C)
PANAMA CITY                                --          6,122,499           117,147            2002(C)
ST. PETERSBURG                          662,207        1,020,450              --              1968(C)
TUTTLE BEE SARASOTA                   1,536,392        1,256,584              --              1970(C)
SOUTH EAST SARASOTA                   2,337,884        7,407,017              --              1989(A)
SANFORD                               4,495,911       12,024,892              --              1989(A)


                                          INITIAL COST
                                                  BUILDING AND      SUBSEQUENT                     BUILDINGS AND
PROPERTIES                          LAND          IMPROVEMENT     TO ACQUISITION       LAND        IMPROVEMENTS         TOTAL
----------                          ----          -----------     --------------       ----        ------------         -----
STUART                               2,109,677        8,415,323          418,577       2,109,677        8,833,900       10,943,577
SOUTH MIAMI                          1,280,440        5,133,825        2,502,710       1,280,440        7,636,535        8,916,975
TALLAHASSEE                               --          2,431,659       17,991,873            --         20,423,532       20,423,532
TAMPA, FLORIDA                       3,054,280             --          5,594,009       3,054,280        5,594,009        8,648,289
TAMPA                                2,820,000       11,283,189        1,311,993       2,820,000       12,595,182       15,415,182
VILLAGE COMMONS S.C                  2,192,331        8,774,158          384,702       2,192,331        9,158,860       11,351,191
WEST PALM BEACH                        550,896        2,298,964          488,847         550,896        2,787,811        3,338,707
THE SHOPS AT WEST MELBOURNE          2,200,000        8,829,541        1,829,222       2,200,000       10,658,763       12,858,763
JONESBORO RD. &I-285                   468,118        1,872,473           53,114         468,118        1,925,587        2,393,705
AUGUSTA                              1,482,564        5,928,122        1,219,534       1,482,564        7,147,656        8,630,220
MACON                                  262,700        1,487,860        1,562,098         349,326        2,963,332        3,312,658
SAVANNAH                             2,052,270        8,232,978          584,844       2,052,270        8,817,822       10,870,092
SAVANNAH                               652,255        2,616,522          273,677         652,255        2,890,199        3,542,454
CLIVE                                  500,525        2,002,101             --           500,525        2,002,101        2,502,626
SOUTHDALE SHOPPING CENTER            1,720,330        6,916,294          793,477       1,720,330        7,709,770        9,430,100
DES MOINES                             500,525        2,559,019           37,079         500,525        2,596,098        3,096,623
DUBUQUE                                   --          2,152,476             --              --          2,152,476        2,152,476
WATERLOO                               500,525        2,002,101             --           500,525        2,002,101        2,502,626
ADDISON                                   --            753,343        1,164,548            --          1,917,891        1,917,891
ALTON, BELTLINE HWY                    329,532        1,987,981           59,934         329,532        2,047,915        2,377,447
AURORA, N. LAKE                      2,059,908        9,531,721             --         2,059,908        9,531,721       11,591,629
KRC ARLINGTON HEIGHT                 1,983,517        9,178,272       (5,250,000)      1,983,517        3,928,272        5,911,789
BLOOMINGTON                            805,521        2,222,353        5,039,413         805,521        7,261,766        8,067,287
BELLEVILLE, WESTFIELD PLAZA               --          5,372,253             --              --          5,372,253        5,372,253
BRADLEY                                500,422        2,001,687             --           500,422        2,001,687        2,502,109
KRC BRIDGEVIEW                            --               --            491,565            --            491,565          491,565
CALUMET CITY                         1,479,217        8,815,760           21,730       1,479,217        8,837,490       10,316,707
COUNTRYSIDE                               --          4,770,671           35,625            --          4,806,296        4,806,296
CARBONDALE                                --            500,000             --              --            500,000          500,000
CHICAGO                              2,577,473        3,716,745           79,335       2,577,473        3,796,080        6,373,553
CHICAGO                                   --          2,687,046           48,916            --          2,735,962        2,735,962
CHAMPAIGN, NEIL ST                     230,519        1,285,460           49,327         230,519        1,334,787        1,565,306
ELSTON                               1,010,375        5,692,211             --         1,010,375        5,692,211        6,702,586
S. CICERO                                 --          1,541,560          149,203            --          1,690,763        1,690,763
CRYSTAL LAKE, NW HWY                   179,964        1,025,811          233,766         180,269        1,259,272        1,439,541
KRC PETERSON AVE                     2,215,960       10,253,981             --         2,215,960       10,253,981       12,469,941
BUTTERFIELD SQUARE                   1,601,960        6,637,926          291,220       1,601,960        6,929,146        8,531,106
DOWNERS PARK PLAZA                   2,510,455       10,164,494          227,550       2,510,455       10,392,044       12,902,499
DOWNER GROVE                           811,778        4,322,956        1,664,058         811,778        5,987,014        6,798,792
ELGIN                                  842,555        2,108,674        1,657,257         842,555        3,765,931        4,608,486
FOREST PARK                               --          2,335,884             --              --          2,335,884        2,335,884
FAIRVIEW HTS, BELLVILLE RD                --         11,866,880          694,881            --         12,561,761       12,561,761
GENEVA                                 500,422       12,917,712           14,927         500,422       12,932,639       13,433,061
MATTERSON                              950,515        6,292,319          161,795         950,515        6,454,114        7,404,629
MT. PROSPECT                         1,017,345        6,572,176        1,217,808       1,017,345        7,789,984        8,807,329
MUNDELIEN, S. LAKE                   1,127,720        5,826,129            1,914       1,129,634        5,826,129        6,955,763
NORRIDGE                                  --          2,918,315             --              --          2,918,315        2,918,315
NAPERVILLE                             669,483        4,464,998             --           669,483        4,464,998        5,134,481
OTTAWA                                 137,775          784,269          361,788         137,775        1,146,057        1,283,832
ORLAND SQUARE                        1,601,960        6,425,253             --         1,601,960        6,425,253        8,027,213
ORLAND PARK, S. HARLEM                 476,972        2,764,775          907,541         476,972        3,672,316        4,149,288
OAK LAWN                             1,530,111        8,776,631          100,280       1,530,111        8,876,911       10,407,022
OAKBROOK TERRACE                     1,527,188        8,679,108          105,074       1,527,188        8,784,182       10,311,370
PEORIA                                    --          5,081,290        1,315,822            --          6,397,112        6,397,112
PLAZA AT ROCKFORD, IL                     --             83,158             --              --             83,158           83,158
EAST WOODFIELD SQUARE                1,601,960        6,466,646             --         1,601,960        6,466,646        8,068,606
SPRINGFIELD, MACARTHUR                    --            131,091             --              --            131,091          131,091
SKOKIE                                    --          2,276,360        9,488,383       2,628,440        9,136,303       11,764,743
KRC STREAMWOOD                         181,962        1,057,740          181,885         181,962        1,239,625        1,421,587
WOODGROVE FESTIVAL                   5,049,149       20,822,993        1,396,500       5,049,149       22,219,493       27,268,642
WAUKEGAN, BELVEDERE                    203,427        1,161,847           37,012         203,772        1,198,514        1,402,286
PLAZA EAST                           1,236,149        4,944,597        2,804,497       1,140,849        7,844,394        8,985,243
PLAZA WEST                             808,435        3,210,187          624,109         808,435        3,834,296        4,642,731
FELBRAM                                 72,971          302,579          399,948          72,971          702,527          775,498
GREENWOOD                              423,371        1,883,421        1,436,442         423,371        3,319,863        3,743,234
GRIFFITH                                  --          2,495,820          (19,188)           --          2,476,632        2,476,632
INDIANAPOLIS                           447,600        3,607,193        2,380,643         447,600        5,987,836        6,435,436
LAFAYETTE                              230,402        1,305,943          158,525         230,402        1,464,468        1,694,870
LAFAYETTE                              812,810        3,252,269          982,359         812,810        4,234,628        5,047,438
KIMCO LAFAYETTE MARKET PLACE         4,184,000       16,752,165          135,374       4,184,000       16,887,538       21,071,538
KRC MISHAWAKA 895                      378,088        1,999,079              642         378,730        1,999,079        2,377,809
SOUTH BEND, S. HIGH ST                 183,463        1,070,401          196,858         183,463        1,267,259        1,450,722
OVERLAND PARK,                       1,183,911        6,335,308          132,624       1,185,906        6,465,937        7,651,843

                                                  TOTAL COST,
                                                     NET OF                                   DATE OF
                                 ACCUMULATED      ACCUMULATED                             CONSTRUCTION(C)
                                 DEPRECIATION     DEPRECIATION      ENCUMBRANCES          ACQUISITION(A)
                                 ------------     ------------      ------------          --------------
STUART                               1,880,582        9,062,995              --              1994(A)
SOUTH MIAMI                          1,283,328        7,633,647              --              1995(A)
TALLAHASSEE                               --         20,423,532              --              2000(C)
TAMPA, FLORIDA                            --          8,648,289              --              2001(C)
TAMPA                                1,764,737       13,650,445              --              1997(A)
VILLAGE COMMONS S.C                    915,443       10,435,748              --              1998(A)
WEST PALM BEACH                        451,554        2,887,153              --              1995(A)
THE SHOPS AT WEST MELBOURNE          1,106,298       11,752,466              --              1998(A)
JONESBORO RD. &I-285                   793,424        1,600,281              --              1988(A)
AUGUSTA                              1,082,513        7,547,707              --              1995(A)
MACON                                1,415,848        1,896,810              --              1969(C)
SAVANNAH                             2,033,799        8,836,293              --              1993(A)
SAVANNAH                               507,218        3,035,236              --              1995(A)
CLIVE                                  355,074        2,147,552              --              1996(A)
SOUTHDALE SHOPPING CENTER              709,425        8,720,675         4,929,194            1999(A)
DES MOINES                             441,906        2,654,717              --              1996(A)
DUBUQUE                                285,174        1,867,302              --              1997(A)
WATERLOO                               355,074        2,147,552              --              1996(A)
ADDISON                              1,248,303          669,588              --              1968(C)
ALTON, BELTLINE HWY                    599,952        1,777,495              --              1998(A)
AURORA, N. LAKE                      1,078,211       10,513,418         6,866,542            1998(A)
KRC ARLINGTON HEIGHT                 1,038,225        4,873,564              --              1998(A)
BLOOMINGTON                          3,334,632        4,732,655              --              1972(C)
BELLEVILLE, WESTFIELD PLAZA            608,263        4,763,990              --              1998(A)
BRADLEY                                402,591        2,099,518              --              1996(A)
KRC BRIDGEVIEW                          33,251          458,314              --              1998(A)
CALUMET CITY                         1,101,764        9,214,943              --              1997(A)
COUNTRYSIDE                            601,479        4,204,817              --              1997(A)
CARBONDALE                              51,282          448,718              --              1997(A)
CHICAGO                                482,690        5,890,862         9,372,549            1997(A)
CHICAGO                                355,961        2,380,001              --              1997(A)
CHAMPAIGN, NEIL ST                     129,411        1,435,895              --              1998(A)
ELSTON                                 644,307        6,058,279              --              1997(A)
S. CICERO                              226,115        1,464,648              --              1997(A)
CRYSTAL LAKE, NW HWY                   121,100        1,318,440              --              1998(A)
KRC PETERSON AVE                     1,159,922       11,310,019         7,781,750            1998(A)
BUTTERFIELD SQUARE                     839,937        7,691,169              --              1998(A)
DOWNERS PARK PLAZA                   1,033,616       11,868,884              --              1999(A)
DOWNER GROVE                           654,025        6,144,767              --              1997(A)
ELGIN                                1,956,193        2,652,293              --              1972(C)
FOREST PARK                            314,228        2,021,656              --              1997(A)
FAIRVIEW HTS, BELLVILLE RD           1,352,593       11,209,168              --              1998(A)
GENEVA                               1,590,160       11,842,901         9,626,143            1996(A)
MATTERSON                              768,093        6,636,537              --              1997(A)
MT. PROSPECT                           880,389        7,926,941              --              1997(A)
MUNDELIEN, S. LAKE                     658,576        6,297,187              --              1998(A)
NORRIDGE                               386,852        2,531,463              --              1997(A)
NAPERVILLE                             541,605        4,592,876              --              1997(A)
OTTAWA                                 941,763          342,069              --              1970(C)
ORLAND SQUARE                          818,661        7,208,552              --              1998(A)
ORLAND PARK, S. HARLEM                 324,185        3,825,103              --              1998(A)
OAK LAWN                             1,117,879        9,289,143        14,774,523            1997(A)
OAKBROOK TERRACE                     1,108,791        9,202,579              --              1997(A)
PEORIA                                 743,440        5,653,672              --              1997(A)
PLAZA AT ROCKFORD, IL                   83,158               (0)             --              1998(A)
EAST WOODFIELD SQUARE                  821,314        7,247,291              --              1998(A)
SPRINGFIELD, MACARTHUR                  14,514          116,577              --              1998(A)
SKOKIE                                 407,894       11,356,849         8,684,524            1997(A)
KRC STREAMWOOD                         118,258        1,303,329              --              1998(A)
WOODGROVE FESTIVAL                   2,448,977       24,819,665              --              1998(A)
WAUKEGAN, BELVEDERE                    116,006        1,286,280              --              1998(A)
PLAZA EAST                           1,126,931        7,858,312              --              1995(A)
PLAZA WEST                             577,228        4,065,502              --              1995(A)
FELBRAM                                480,508          294,990              --              1970(C)
GREENWOOD                            1,762,369        1,980,865              --              1970(C)
GRIFFITH                               318,009        2,158,623              --              1997(A)
INDIANAPOLIS                         3,531,004        2,904,431              --              1986(A)
LAFAYETTE                            1,120,915          573,955              --              1971(C)
LAFAYETTE                              589,439        4,457,999              --              1997(A)
KIMCO LAFAYETTE MARKET PLACE         1,934,378       19,137,161              --              1998(A)
KRC MISHAWAKA 895                      225,494        2,152,315              --              1998(A)
SOUTH BEND, S. HIGH ST                 117,585        1,333,136              --              1998(A)
OVERLAND PARK,                         679,962        6,971,881              --              1998(A)


                                          INITIAL COST
                                                  BUILDING AND      SUBSEQUENT                     BUILDINGS AND
PROPERTIES                          LAND          IMPROVEMENT     TO ACQUISITION       LAND        IMPROVEMENTS         TOTAL
----------                          ----          -----------     --------------       ----        ------------         -----
BELLEVUE                               405,217        1,743,573          101,153         405,217        1,844,726        2,249,943
LEXINGTON                            1,675,031        6,848,209        5,092,491       1,675,031       11,940,700       13,615,731
PADUCAH MALL, KY                          --          1,047,281         (123,196)           --            924,085          924,085
BATON ROUGE                          3,813,873       15,260,609        1,056,714       3,813,873       16,317,323       20,131,196
KIMCO HOUMA 274, LLC                 1,980,000        7,945,784           98,866       1,980,000        8,044,650       10,024,650
LAFAYETTE                            2,115,000        8,508,218        8,730,136       3,678,274       15,675,080       19,353,354
GREAT BARRINGTON                       642,170        2,547,830        6,932,531         751,124        9,371,407       10,122,531
LEOMINSTER                           3,732,508        6,754,092       38,296,034       4,933,640       43,848,994       48,782,634
SHREWSBURY SHOPPING CENTER           1,284,168        5,284,853        4,484,231       1,284,168        9,769,083       11,053,251
WILDE LAKE                           1,468,038        5,869,862             --         1,468,038        5,869,862        7,337,899
LYNX LANE                            1,019,035        4,091,894             --         1,019,035        4,091,894        5,110,929
OAKLAND MILLS                          667,165        2,663,081             --           667,165        2,663,081        3,330,246
GAITHERSBURG                           244,890        6,787,534          121,951         244,890        6,909,485        7,154,375
GLEN BURNIE                               --          1,000,000             --              --          1,000,000        1,000,000
HAGERSTOWN                             541,389        2,165,555          993,343         541,389        3,158,898        3,700,287
LAUREL                                 349,562        1,398,250          849,625         349,562        2,247,875        2,597,437
LAUREL                                 274,580        1,100,968           (3,820)        274,580        1,097,148        1,371,728
LARGO/LANDOVER                         982,266       27,223,105             --           982,266       27,223,105       28,205,372
WHITE MARSH, COSTCO                  3,517,018       14,049,542           23,351       3,517,018       14,072,893       17,589,911
BANGOR, ME                             403,833        1,622,331           93,752         403,833        1,716,083        2,119,916
CLAWSON                              1,624,771        6,578,142        2,559,533       1,624,771        9,137,675       10,762,446
WHITE LAKE                           2,300,050        9,249,607        1,354,424       2,300,050       10,604,031       12,904,081
FARMINGTON                           1,098,426        4,525,723        1,972,156       1,098,426        6,497,879        7,596,305
FLINT                                  984,338        8,053,218          469,723         984,338        8,534,856        9,519,194
LIVONIA                                178,785          925,818          576,365         178,785        1,502,183        1,680,968
MUSKEGON                               391,500          958,500          788,805         391,500        1,747,305        2,138,805
TAYLOR                               1,451,397        5,806,263          224,879       1,451,397        6,031,142        7,482,539
WALKER                               3,682,478       14,730,060        1,809,480       3,682,478       16,539,540       20,222,018
BRIDGETON                                 --          2,196,834             --              --          2,196,834        2,196,834
CREVE COEUR, WOODCREST/OLIVE         1,044,598        5,475,623          502,705         960,813        6,062,112        7,022,926
CRYSTAL CITY, MI                          --            234,378             --              --            234,378          234,378
CAPE GIRARDEAU                            --          2,242,469             --              --          2,242,469        2,242,469
HAZELWOOD, MO                             --               --            324,258            --            324,258          324,258
INDEPENDENCE, NOLAND DR              1,728,367        8,951,101           47,757       1,731,300        8,995,925       10,727,225
NORTH POINT SHOPPING CENTER          1,935,380        7,800,746          167,922       1,935,380        7,968,668        9,904,048
KIRKWOOD                                  --          9,704,005        1,045,668            --         10,749,673       10,749,673
KANSAS CITY                            574,777        2,971,191          246,276         574,777        3,217,467        3,792,244
LEMAY                                  125,879          503,510          187,384         125,879          690,894          816,773
GRAVOIS                              1,032,416        4,455,514       10,149,529       1,032,416       14,605,043       15,637,459
SPRINGFIELD                          2,745,595       10,985,778        4,102,038       2,904,022       14,929,389       17,833,411
KMART PARCEL                           905,674        3,666,386        4,533,377         905,674        8,199,763        9,105,437
KRC ST. CHARLES                           --            550,204             --              --            550,204          550,204
ST. LOUIS, CHRISTY BLVD                809,087        4,430,514          892,293         809,087        5,322,807        6,131,894
OVERLAND                                  --          4,928,677          161,877            --          5,090,554        5,090,554
ST. LOUIS                                 --          5,756,736          216,173            --          5,972,909        5,972,909
ST. LOUIS                                 --          2,766,644           43,298            --          2,809,942        2,809,942
ST. PETERS                           1,182,194        7,423,459          148,752       1,182,194        7,572,211        8,754,405
SPRINGFIELD, GLENSTONE AVE                --            608,793        1,589,269            --          2,198,062        2,198,062
ST. CHARLES-UNDERDEVELOPED
 LAND, MO                              431,960             --            758,855         431,960          758,855        1,190,815
CHARLOTTE                              919,251        3,570,981        1,036,008         919,251        4,606,989        5,526,240
CHARLOTTE                            1,783,400        7,139,131          181,568       1,783,400        7,320,699        9,104,099
TYVOLA RD                                 --          4,736,345        1,853,235            --          6,589,580        6,589,580
CROSSROADS PLAZA                       767,864        3,098,881             --           767,864        3,098,881        3,866,744
KIMCO CARY 696, INC                  2,180,000        8,756,865          383,993       2,256,799        9,064,059       11,320,858
HOPE VALLEY FARMS                    3,977,412             --          8,170,330       3,977,412        8,170,330       12,147,742
DURHAM                               1,882,800        7,551,576        1,130,056       1,882,800        8,681,632       10,564,432
LANDMARK STATION S.C                 1,200,000        4,808,785           53,016       1,200,000        4,861,801        6,061,801
GASTONIA                             2,467,696        9,870,785          864,334       2,467,696       10,735,119       13,202,815
RALEIGH                              5,208,885       20,885,792        1,943,495       5,208,885       22,829,287       28,038,172
WAKEFIELD COMMONS II                 6,506,450             --            935,446       6,506,450          935,446        7,441,896
WAKEFIELD CROSSINGS                  3,413,932             --         (1,784,670)      1,480,406          148,856        1,629,262
WAKEFIELD COMMONS                    1,240,000        5,015,595             --         1,240,000        5,015,595        6,255,595
SUTTON SQUARE                        3,310,690             --               --         3,310,690       13,245,510       16,556,200
WINSTON-SALEM                          540,667          719,655        4,960,983         540,667        5,680,638        6,221,305
ROCKINGHAM                           2,660,915       10,643,660       10,040,180       2,660,915       20,683,840       23,344,755
BRIDGEWATER NJ                       3,511,411          227,498        8,867,382       3,511,411        9,094,880       12,606,291
CHERRY HILL                          2,417,583        6,364,094        1,036,868       2,417,583        7,400,962        9,818,545
MARLTON PIKE                              --          4,318,534             --              --          4,318,534        4,318,534
CINNAMINSON                            652,123        2,608,491        1,381,927         652,123        3,990,418        4,642,541
FRANKLIN TOWNE CENTER                4,903,113       19,608,193           41,428       4,903,113       19,649,621       24,552,734
HILLSBOROUGH                        11,886,809             --         20,143,094      11,886,809       20,143,094       32,029,903
HOLMDEL TOWNE CENTER                10,824,624       43,301,494             --        10,824,624       43,301,494       54,126,118
STRAUSS DISCOUNT AUTO                1,225,294           91,203             --         1,225,294           91,203        1,316,497

                                                   TOTAL COST,
                                                      NET OF                                   DATE OF
                                  ACCUMULATED      ACCUMULATED                             CONSTRUCTION(C)
                                  DEPRECIATION     DEPRECIATION      ENCUMBRANCES          ACQUISITION(A)
                                  ------------     ------------      ------------          --------------
BELLEVUE                              1,624,578          625,365              --              1976(A)
LEXINGTON                             2,621,845       10,993,886              --              1993(A)
PADUCAH MALL, KY                        143,407          780,679              --              1998(A)
BATON ROUGE                           2,059,602       18,071,593              --              1997(A)
KIMCO HOUMA 274, LLC                    646,938        9,377,712              --              1999(A)
LAFAYETTE                             1,757,926       17,595,428              --              1997(A)
GREAT BARRINGTON                      1,297,727        8,824,804              --              1994(A)
LEOMINSTER                           14,314,205       34,468,430              --              1975(A)
SHREWSBURY SHOPPING CENTER              417,401       10,635,850              --              2000(A)
WILDE LAKE                              112,468        7,225,431              --              2002(A)
LYNX LANE                                78,111        5,032,819              --              2002(A)
OAKLAND MILLS                            51,013        3,279,233              --              2002(A)
GAITHERSBURG                            530,889        6,623,486              --              1999(A)
GLEN BURNIE                              51,282          948,718              --              2000(A)
HAGERSTOWN                            1,852,610        1,847,677              --              1973(C)
LAUREL                                  542,485        2,054,952              --              1995(A)
LAUREL                                  866,170          505,558              --              1972(C)
LARGO/LANDOVER                        2,094,085       26,111,286              --              1999(A)
WHITE MARSH, COSTCO                   1,617,114       15,972,797              --              1998(A)
BANGOR, ME                               42,732        2,077,184              --              2001(A)
CLAWSON                               1,839,391        8,923,055              --              1993(A)
WHITE LAKE                            1,652,576       11,251,506              --              1996(A)
FARMINGTON                            1,300,099        6,296,206              --              1993(A)
FLINT                                 3,209,314        6,309,881              --              2000(A)
LIVONIA                                 532,352        1,148,616              --              1968(C)
MUSKEGON                              1,269,073          869,732              --              1985(A)
TAYLOR                                1,376,586        6,105,953              --              1993(A)
WALKER                                3,567,549       16,654,469              --              1993(A)
BRIDGETON                               295,759        1,901,075              --              1997(A)
CREVE COEUR, WOODCREST/OLIVE            663,243        6,359,682              --              1998(A)
CRYSTAL CITY, MI                         25,102          209,276              --              1997(A)
CAPE GIRARDEAU                          290,033        1,952,436              --              1997(A)
HAZELWOOD, MO                            23,083          301,175              --              1971(C)
INDEPENDENCE, NOLAND DR               1,015,099        9,712,126              --              1998(A)
NORTH POINT SHOPPING CENTER             820,556        9,083,491         7,195,441            1998(A)
KIRKWOOD                              1,117,378        9,632,294              --              1998(A)
KANSAS CITY                             407,006        3,385,239              --              1997(A)
LEMAY                                   506,025          310,748              --              1974(C)
GRAVOIS                               4,116,682       11,520,777              --              1972(C)
SPRINGFIELD                           2,665,285       15,168,126              --              1994(A)
KMART PARCEL                             52,168        9,053,269         3,250,798            2002(A)
KRC ST. CHARLES                          56,431          493,772              --              1998(A)
ST. LOUIS, CHRISTY BLVD                 447,413        5,684,481              --              1998(A)
OVERLAND                                689,361        4,401,193              --              1997(A)
ST. LOUIS                               808,533        5,164,376              --              1997(A)
ST. LOUIS                               367,715        2,442,227              --              1997(A)
ST. PETERS                              953,299        7,801,106              --              1997(A)
SPRINGFIELD, GLENSTONE AVE              126,190        2,071,872              --              1998(A)
ST. CHARLES-UNDERDEVELOPED
 LAND, MO                                34,978        1,155,837              --              1998(A)
CHARLOTTE                               837,413        4,688,826              --              1995(A)
CHARLOTTE                             1,721,481        7,382,618              --              1993(A)
TYVOLA RD                             4,112,677        2,476,903              --              1986(A)
CROSSROADS PLAZA                        198,379        3,668,365              --              2000(A)
KIMCO CARY 696, INC                   1,063,115       10,257,743              --              1998(A)
HOPE VALLEY FARMS                          --         12,147,742         6,503,650            2002(C)
DURHAM                                1,390,597        9,173,835              --              1996(A)
LANDMARK STATION S.C                    400,451        5,661,350              --              1999(A)
GASTONIA                              3,561,217        9,641,598              --              1989(A)
RALEIGH                               4,643,050       23,395,122              --              1993(A)
WAKEFIELD COMMONS II                       --          7,441,896         5,900,000            2001(C)
WAKEFIELD CROSSINGS                        --          1,629,262              --              2001(C)
WAKEFIELD COMMONS                       214,316        6,041,279              --              2001(C)
SUTTON SQUARE                            11,164       16,545,036              --
WINSTON-SALEM                         1,715,502        4,505,803              --              1969(C)
ROCKINGHAM                            3,438,784       19,905,971              --              1994(A)
BRIDGEWATER NJ                        1,491,363       11,114,928              --              1998(C)
CHERRY HILL                           3,687,947        6,130,598         4,025,000            1985(C)
MARLTON PIKE                            701,301        3,617,233              --              1996(A)
CINNAMINSON                             345,931        4,296,609              --              1996(A)
FRANKLIN TOWNE CENTER                 2,267,162       22,285,572        12,217,480            1998(A)
HILLSBOROUGH                               --         32,029,903        12,467,710            2001(C)
HOLMDEL TOWNE CENTER                       --         54,126,118              --              2002(A)
STRAUSS DISCOUNT AUTO                      --          1,316,497              --              2002(A)


                                          INITIAL COST
                                                  BUILDING AND      SUBSEQUENT                     BUILDINGS AND
PROPERTIES                          LAND          IMPROVEMENT     TO ACQUISITION       LAND        IMPROVEMENTS         TOTAL
----------                          ----          -----------     --------------       ----        ------------         -----
NORTH BRUNSWICK                      3,204,978       12,819,912       12,746,958       3,204,978       25,566,870       28,771,848
PISCATAWAY TOWN CENTER               3,851,839       15,410,851           73,029       3,851,839       15,483,880       19,335,719
RIDGEWOOD                              450,000        2,106,566          982,954         450,000        3,089,520        3,539,520
WESTMONT                               601,655        2,404,604        9,579,543         601,655       11,984,147       12,585,802
SYCAMORE PLAZA                       1,404,443        5,613,270           56,400       1,404,443        5,669,670        7,074,113
PLAZA PASEO DEL-NORTE                4,653,197       18,633,584          288,617       4,653,197       18,922,201       23,575,398
JUAN TABO, ALBUQUERQUE               1,141,200        4,566,817          157,004       1,141,200        4,723,821        5,865,021
CANYON POINT                         5,091,333       20,367,462             --         5,091,333       20,367,462       25,458,795
BRIDGEHAMPTON                        1,811,752        3,107,232       22,204,337       1,811,752       25,311,569       27,123,321
CARLE PLACE                          1,183,290        4,903,642       11,185,850       1,314,540       15,958,242       17,272,782
KING KULLEN PLAZA                    5,968,082       23,243,404          680,571       5,968,082       23,923,975       29,892,057
HAMPTON BAYS                         1,495,105        5,979,320          113,495       1,495,105        6,092,815        7,587,920
HENRIETTA                            1,075,358        6,635,486          683,250       1,075,358        7,318,736        8,394,094
IRONDEQUOIT                            213,617          546,101        1,004,064         213,617        1,550,165        1,763,782
MANHASSET VENTURE LLC                4,567,003       19,165,808        2,689,567       4,567,003       21,855,375       26,422,378
NANUET                                 798,932        2,361,900        2,461,459         798,932        4,823,359        5,622,291
PLAINVIEW                              263,693          584,031        9,620,395         263,693       10,204,426       10,468,119
POUGHKEEPSIE                           876,548        4,695,659       12,524,453         876,548       17,220,112       18,096,660
SYOSSET, NY                            106,655           76,197          656,299            --            732,496          732,496
STATEN ISLAND                        2,280,000        9,027,951        4,344,575       2,280,000       13,372,526       15,652,526
STATEN ISLAND                        2,940,000       11,811,964          355,715       2,940,000       12,167,679       15,107,679
WEST GATES                           1,784,718        9,721,970       (2,063,261)      1,784,718        7,658,709        9,443,427
YONKERS                                871,977        3,487,909             --           871,977        3,487,909        4,359,886
AKRON WATERLOO                         437,277        1,912,222        4,113,885         437,277        6,026,107        6,463,384
WEST MARKET ST                         560,255        3,909,430          193,675         560,255        4,103,105        4,663,360
ROMIG ROAD                             855,713        5,472,635             --           855,713        5,472,635        6,328,348
AKRON, OH                                 --          2,491,079           64,934            --          2,556,013        2,556,013
BARBERTON                              505,590        1,948,135        1,501,992         505,590        3,450,127        3,955,717
BRUNSWICK                              771,765        6,058,560          606,553         771,765        6,665,113        7,436,878
BEAVERCREEK                            635,228        3,024,722        2,772,189         635,228        5,796,911        6,432,139
MEMPHIS AVE                            696,495        4,048,722             --           696,495        4,048,722        4,745,218
CANTON HILLS                           500,980        2,020,274        1,185,309         500,980        3,205,583        3,706,563
CANTON                                 792,985        1,459,031        4,390,486         792,985        5,849,517        6,642,502
CAMBRIDGE                                 --          1,848,195          885,408         473,060        2,260,543        2,733,603
MORSE RD                               835,386        2,097,600        2,693,575         835,386        4,791,175        5,626,561
HAMILTON RD                            856,178        2,195,520        3,747,927         856,178        5,943,447        6,799,625
OLENTANGY RIVER RD                     764,517        1,833,600        2,243,843         764,517        4,077,443        4,841,960
W. BROAD ST                            982,464        3,929,856        3,117,677         969,804        7,060,193        8,029,997
RIDGE ROAD                           1,285,213        4,712,358       10,021,969       1,285,213       14,734,327       16,019,540
GLENWAY AVE                            530,243        3,788,189          527,010         530,243        4,315,198        4,845,441
SPRINGDALE                           3,205,653       14,619,732        5,358,223       3,205,653       19,977,955       23,183,608
EVERHARD RD                            633,046        3,729,612             --           633,046        3,729,612        4,362,658
SOUTH HIGH ST                          602,421        2,737,004           22,343         602,421        2,759,347        3,361,768
CANTON, OH                                --          2,708,276       (1,530,767)           --          1,177,613        1,177,613
GLENWAY CROSSING                       699,359        3,112,047           86,996         699,359        3,199,043        3,898,402
HIGHLAND RIDGE PLAZA                 1,540,000        6,178,398          141,991       1,540,000        6,320,389        7,860,389
SHILOH SPRING RD                          --          1,735,836        1,927,464            --          3,663,300        3,663,300
OAKCREEK                             1,245,870        4,339,637        4,047,657       1,245,870        8,387,294        9,633,164
SALEM AVE                              665,314          347,818        5,400,137         665,314        5,747,955        6,413,269
KETTERING                            1,190,496        4,761,984          671,539       1,190,496        5,433,523        6,624,019
KENT, OH                                 6,254        3,028,914             --             6,254        3,028,914        3,035,168
KENT                                 2,261,530             --               --         2,261,530             --          2,261,530
LIMA                                   695,121        3,080,479          726,190         695,121        3,806,669        4,501,790
MENTOR                                 503,981        2,455,926          665,167         503,981        3,121,093        3,625,074
MIDDLEBURG HEIGHTS                     639,542        3,783,096           33,151         639,542        3,816,246        4,455,788
MENTOR ERIE COMMONS                  2,234,474        9,648,000        4,510,609       2,234,474       14,158,609       16,393,083
MALLWOODS CENTER                       294,232             --           (496,786)        294,232        1,184,543        1,478,775
NORTH OLMSTED                          626,818        3,712,045           35,000         626,818        3,747,045        4,373,862
ORANGE OHIO                          4,800,143             --          2,741,456       4,800,144        2,741,456        7,541,600
SPRINGBORO PIKE                      1,854,527        2,572,518        2,568,712       1,854,527        5,141,230        6,995,757
SPRINGFIELD                            842,976        3,371,904        1,489,623         842,976        4,861,527        5,704,503
UPPER ARLINGTON                        504,256        2,198,476        8,243,706       1,255,544        9,690,894       10,946,438
WICKLIFFE                              610,991        2,471,965        1,332,751         610,991        3,804,716        4,415,707
CHARDON ROAD                           481,167        5,947,751           45,596         481,167        5,993,347        6,474,514
WESTERVILLE                          1,050,431        4,201,616        7,630,230       1,050,431       11,831,846       12,882,277
EDMOND                                 477,036        3,591,493             --           477,036        3,591,493        4,068,529
MIDWEST CITY                         1,435,506        7,370,459       (3,397,576)      1,437,930        3,970,459        5,408,389
CENTENNIAL PLAZA                     4,650,634       18,604,307          146,732       4,650,634       18,751,039       23,401,673
TULSA                                  500,950        2,002,508           11,500         500,950        2,014,008        2,514,958
TULSA                                     --               --            131,399            --            131,399          131,399
CHIPPEWA                             2,881,525       11,526,101           75,561       2,881,525       11,601,662       14,483,187
CARNEGIE                                  --          3,298,908           17,747            --          3,316,655        3,316,655
CENTER SQUARE                          731,888        2,927,551             --           731,888        2,927,551        3,659,439

                                                 TOTAL COST,
                                                    NET OF                                   DATE OF
                                ACCUMULATED      ACCUMULATED                             CONSTRUCTION(C)
                                DEPRECIATION     DEPRECIATION      ENCUMBRANCES          ACQUISITION(A)
                                ------------     ------------      ------------          --------------
NORTH BRUNSWICK                     4,370,294       24,401,553              --              1994(A)
PISCATAWAY TOWN CENTER              1,783,545       17,552,174              --              1998(A)
RIDGEWOOD                             501,342        3,038,178              --              1993(A)
WESTMONT                            1,574,439       11,011,363              --              1994(A)
SYCAMORE PLAZA                        650,722        6,423,391         1,716,148            1998(A)
PLAZA PASEO DEL-NORTE               2,156,599       21,418,799              --              1998(A)
JUAN TABO, ALBUQUERQUE                526,130        5,338,891              --              1998(A)
CANYON POINT                           10,144       25,448,651              --              2002(A)
BRIDGEHAMPTON                       7,928,857       19,194,464              --              1972(C)
CARLE PLACE                         2,141,159       15,131,624              --              1993(A)
KING KULLEN PLAZA                   3,284,043       26,608,014              --              1998(A)
HAMPTON BAYS                        2,515,387        5,072,533              --              1989(A)
HENRIETTA                           1,929,224        6,464,870              --              1993(A)
IRONDEQUOIT                           455,720        1,308,062              --              1993(A)
MANHASSET VENTURE LLC               1,515,987       24,906,391              --              1999(A)
NANUET                              1,908,503        3,713,788              --              1984(A)
PLAINVIEW                           2,754,089        7,714,029              --              1969(C)
POUGHKEEPSIE                        4,528,546       13,568,114              --              1972(C)
SYOSSET, NY                            85,086          647,410              --              1990(C)
STATEN ISLAND                       4,757,144       10,895,382              --              1989(A)
STATEN ISLAND                       1,543,307       13,564,372         3,649,681            1997(A)
WEST GATES                          2,359,231        7,084,196              --              1993(A)
YONKERS                               661,432        3,698,454              --              1998(A)
AKRON WATERLOO                      1,801,807        4,661,577              --              1975(C)
WEST MARKET ST                      1,766,098        2,897,262              --              1999(A)
ROMIG ROAD                          2,244,357        4,083,991              --              1999(A)
AKRON, OH                             837,214        1,718,799              --              1999(A)
BARBERTON                           1,761,982        2,193,735              --              1972(C)
BRUNSWICK                           5,363,585        2,073,294              --              1975(C)
BEAVERCREEK                         3,370,599        3,061,540              --              1986(A)
MEMPHIS AVE                         1,734,198        3,011,020              --              1999(A)
CANTON HILLS                          570,723        3,135,840              --              1993(A)
CANTON                              2,818,725        3,823,778              --              1972(C)
CAMBRIDGE                           1,589,555        1,144,048              --              1973(C)
MORSE RD                            1,907,190        3,719,371              --              1988(A)
HAMILTON RD                         2,204,184        4,595,442              --              1988(A)
OLENTANGY RIVER RD                  2,001,367        2,840,593              --              1988(A)
W. BROAD ST                         2,559,821        5,470,176              --              1988(A)
RIDGE ROAD                          1,752,931       14,266,609              --              1992(A)
GLENWAY AVE                         1,747,321        3,098,120              --              1999(A)
SPRINGDALE                          6,035,321       17,148,287              --              1992(A)
EVERHARD RD                         1,480,066        2,882,592              --              1999(A)
SOUTH HIGH ST                       1,402,759        1,959,009              --              1999(A)
CANTON, OH                          1,177,613             --                --              1999(A)
GLENWAY CROSSING                      194,849        3,703,553              --              2000(A)
HIGHLAND RIDGE PLAZA                  494,929        7,365,460              --              1999(A)
SHILOH SPRING RD                    2,330,706        1,332,594              --              1969(C)
OAKCREEK                            3,798,561        5,834,602         4,225,000            1984(A)
SALEM AVE                           1,904,869        4,508,400              --              1988(A)
KETTERING                           2,270,534        4,353,485              --              1988(A)
KENT, OH                              990,640        2,044,528              --              1999(A)
KENT                                     --          2,261,530              --              1995(A)
LIMA                                  708,773        3,793,016              --              1995(A)
MENTOR                              1,458,286        2,166,788              --              1987(A)
MIDDLEBURG HEIGHTS                  1,538,989        2,916,799              --              1999(A)
MENTOR ERIE COMMONS                 4,460,283       11,932,800              --              1988(A)
MALLWOODS CENTER                        5,062        1,473,712              --              1999(C)
NORTH OLMSTED                       1,478,752        2,895,110              --              1999(A)
ORANGE OHIO                              --          7,541,600              --              2001(C)
SPRINGBORO PIKE                     2,895,278        4,100,479              --              1985(C)
SPRINGFIELD                         1,626,009        4,078,494              --              1988(A)
UPPER ARLINGTON                     4,724,515        6,221,923              --              1969(C)
WICKLIFFE                             654,167        3,761,539              --              1995(A)
CHARDON ROAD                        1,923,098        4,551,416              --              1999(A)
WESTERVILLE                         3,153,154        9,729,123              --              1988(A)
EDMOND                                450,056        3,618,473              --              1997(A)
MIDWEST CITY                          848,707        4,559,682              --              1998(A)
CENTENNIAL PLAZA                    2,164,970       21,236,703         9,554,818            1998(A)
TULSA                                 355,331        2,159,627              --              1996(A)
TULSA                                  14,692          116,707              --              1997(A)
CHIPPEWA                              865,656       13,617,531        12,146,296            2000(A)
CARNEGIE                              255,128        3,061,528              --              1999(A)
CENTER SQUARE                         475,415        3,184,024              --              1996(A)


                                          INITIAL COST
                                                  BUILDING AND      SUBSEQUENT                     BUILDINGS AND
PROPERTIES                          LAND          IMPROVEMENT     TO ACQUISITION       LAND        IMPROVEMENTS         TOTAL
----------                          ----          -----------     --------------       ----        ------------         -----
WEST MIFFLIN                           475,815        1,903,231          724,416         475,815        2,627,647        3,103,462
EAST STROUDSBURG                     1,050,000        2,372,628        1,057,589       1,050,000        3,430,217        4,480,217
EXTON                                  176,666        4,895,360             --           176,666        4,895,360        5,072,026
EXTON                                  731,888        2,927,551             --           731,888        2,927,551        3,659,439
EASTWICK                               889,001        2,762,888        2,386,166         889,001        5,539,713        6,428,714
FEASTERVILLE                           520,521        2,082,083           38,692         520,521        2,120,775        2,641,296
GETTYSBURG                              74,626          671,630          101,519          74,626          773,149          847,775
HARRISBURG, PA                         452,888        6,665,238             --           452,888        6,665,238        7,118,126
SIMPSON FERRY                          658,346        6,908,711          308,060         658,346        7,216,771        7,875,116
HAMBURG                                439,232             --          2,023,428         494,982        1,967,677        2,462,660
HAVERTOWN                              731,888        2,927,551             --           731,888        2,927,551        3,659,439
OLMSTED                                167,337        2,815,856          444,283         167,337        3,260,139        3,427,476
MIDDLETOWN                             207,283        1,174,603          447,331         207,283        1,621,934        1,829,217
NORRISTOWN                             686,134        2,664,535        3,374,215         774,084        5,950,800        6,724,884
NEW KENSINGTON                         521,945        2,548,322          676,040         521,945        3,224,362        3,746,307
PENN HILLS                                --          1,737,289             --              --          1,737,289        1,737,289
PHILADELPHIA                           731,888        2,927,551             --           731,888        2,927,551        3,659,439
GALLERY, PHILADELPHIA PA                  --               --            258,931            --            258,931          258,931
RICHBORO                               788,761        3,155,044       11,321,312         976,439       14,288,678       15,265,117
SPRINGFIELD                            919,998        4,981,589        1,517,181         919,998        6,498,770        7,418,768
TREXLERTOWN WELLNESS                      --          2,880,597           10,213            --          2,600,047        2,600,047
UPPER ALLEN                            445,743        1,782,972          173,253         445,743        1,956,225        2,401,968
UPPER DARBY                            231,821          927,286        3,304,456         285,828        4,106,486        4,392,314
WEST MIFFLIN HILLS                     636,366        3,199,729        7,028,351         636,366       10,228,080       10,864,446
WEST MIFFLIN                         1,468,341             --               --         1,468,341             --          1,468,341
WHITEHALL                                 --          5,195,577            9,231            --          5,204,808        5,204,808
EASTERN BLVD                           412,016        1,876,962          602,164         412,016        2,479,126        2,891,142
E. PROSPECT ST                         604,826        2,755,314          309,126         604,826        3,064,440        3,669,266
W. MARKET ST                           188,562        1,158,307             --           188,562        1,158,307        1,346,869
MARSHALL PLAZA, CRANSTON RI          1,886,600        7,575,302          368,647       1,886,600        7,943,949        9,830,549
AIKEN                                  183,901        1,087,979           69,601         183,901        1,157,580        1,341,481
CHARLESTON                             730,164        3,132,092        4,569,389         730,164        7,701,481        8,431,645
CHARLESTON                           1,744,430        6,986,094        3,515,642       1,744,430       10,501,736       12,246,166
FLORENCE                             1,465,661        6,011,013           85,458       1,465,661        6,096,471        7,562,132
GREENVILLE                           2,209,812        8,850,864          120,303       2,209,812        8,971,167       11,180,979
NORTH CHARLESTON                       744,093        2,974,990           18,815         744,093        2,993,805        3,737,898
N. CHARLESTON                        2,965,748       11,895,294          400,974       2,965,748       12,296,268       15,262,016
MADISON                                   --          4,133,904        2,007,570            --          6,141,474        6,141,474
HICKORY RIDGE COMMONS                  596,347        2,545,033            7,624         596,347        2,552,656        3,149,004
TROLLEY STATION                      3,303,682       13,218,740           55,985       3,303,682       13,274,725       16,578,407
MARKET PLACE AT RIVERGATE            2,574,635       10,339,449          491,717       2,574,635       10,831,166       13,405,801
RIVERGATE, TN                        3,038,561       12,157,408        2,422,836       3,038,561       14,580,244       17,618,805
CENTER OF THE HILLS, TX              2,923,585       11,706,145          272,976       2,923,585       11,979,121       14,902,706
ARLINGTON                              500,414        2,001,656             --           500,414        2,001,656        2,502,070
ARLINGTON                            3,160,203        2,285,377             --         3,160,203        2,285,377        5,445,580
DOWLEN CENTER                        2,244,581             --          5,366,156       2,244,581        5,366,156        7,610,737
BURLESON                             8,600,698             --         17,970,997       8,600,698       17,970,997       26,571,695
BAYTOWN                                500,422        2,431,651          208,430         500,422        2,640,081        3,140,503
CORPUS CHRISTI, TX                        --            944,562        3,180,673            --          4,125,235        4,125,235
DALLAS                               1,299,632        5,168,727        4,652,572       1,299,632        9,821,299       11,120,931
DUNCANVILLE                            500,414        2,001,656             --           500,414        2,001,656        2,502,070
GARLAND                                210,286          845,845             --           210,286          845,845        1,056,131
GARLAND                                500,414        2,001,656             --           500,414        2,001,656        2,502,070
SPRING CYPRESS, TX                   2,261,557             --          5,725,496       2,261,557        5,725,496        7,987,053
CENTER AT BAYBROOK                   6,941,017       27,727,491           30,255       6,941,017       27,757,746       34,698,763
HARRIS COUNTY                        1,843,000        7,372,420          885,401       2,003,260        8,097,561       10,100,821
SHARPSTOWN COURT                     1,560,010        6,245,807           25,917       1,560,010        6,271,724        7,831,734
SHOPS AT VISTA RIDGE                 3,257,199       13,029,416           82,992       3,257,199       13,112,408       16,369,607
VISTA RIDGE PLAZA                    2,926,495       11,716,483        1,433,373       2,926,495       13,149,856       16,076,351
VISTA RIDGE PHASE II                 2,276,575        9,106,300             --         2,276,575        9,106,300       11,382,875
SOUTH PLAINES PLAZA, TX              1,890,000        7,577,145           83,854       1,890,000        7,661,000        9,551,000
MESQUITE                               520,340        2,081,356          711,892         520,340        2,793,248        3,313,588
MESQUITE TOWN CENTER                 3,757,324       15,061,644          796,177       3,757,324       15,857,821       19,615,145
N. RICHLAND HILLS                    1,000,000             --             80,837       1,065,837           15,000        1,080,837
FORUM AT OLYMPIA PARKWAY             1,829,102             --          1,239,162       1,662,390        8,230,145        9,892,535
PLANO                                  500,414        2,830,835             --           500,414        2,830,835        3,331,249
WEST OAKS                              500,422        2,001,687             --           500,422        2,001,687        2,502,109
MARKET STREET AT WOODLANDS          10,920,168             --          2,587,444      10,920,168        2,587,444       13,507,612
OGDEN                                  213,818          855,275          543,594         213,818        1,398,869        1,612,687
COLONIAL HEIGHTS                       125,376        3,476,073           10,220         125,376        3,486,293        3,611,669
HARRISONBURG                            69,885        1,938,239             --            69,885        1,938,239        2,008,123
MANASSAS                             1,788,750        7,162,661          171,273       1,788,750        7,333,934        9,122,684
RICHMOND                                82,544        2,289,288          292,171          82,544        2,581,460        2,664,003

                                                   TOTAL COST,
                                                      NET OF                                   DATE OF
                                  ACCUMULATED      ACCUMULATED                             CONSTRUCTION(C)
                                  DEPRECIATION     DEPRECIATION      ENCUMBRANCES          ACQUISITION(A)
                                  ------------     ------------      ------------          --------------
WEST MIFFLIN                            541,895        2,561,567              --              1993(A)
EAST STROUDSBURG                      2,146,602        2,333,616              --              1973(C)
EXTON                                   376,566        4,695,460              --              1999(A)
EXTON                                   475,415        3,184,024              --              1996(A)
EASTWICK                                817,619        5,611,095         4,778,036            1997(A)
FEASTERVILLE                            324,635        2,316,661              --              1996(A)
GETTYSBURG                              663,155          184,620              --              1986(A)
HARRISBURG, PA                        3,795,301        3,322,824              --              2002(A)
SIMPSON FERRY                         2,544,620        5,330,497              --              2000(A)
HAMBURG                                  37,840        2,424,820         2,662,352            2000(C)
HAVERTOWN                               475,415        3,184,024              --              1996(A)
OLMSTED                               2,416,814        1,010,662              --              1973(C)
MIDDLETOWN                            1,078,870          750,347              --              1986(A)
NORRISTOWN                            3,240,026        3,484,858              --              1984(A)
NEW KENSINGTON                        2,578,146        1,168,161              --              1986(A)
PENN HILLS                            1,457,762          279,527              --              1986(A)
PHILADELPHIA                            475,415        3,184,024              --              1996(A)
GALLERY, PHILADELPHIA PA                  4,846          254,085              --              1996(A)
RICHBORO                              4,549,046       10,716,070              --              1986(A)
SPRINGFIELD                           3,738,733        3,680,035         2,825,000            1983(A)
TREXLERTOWN WELLNESS                  1,142,196        1,457,852         1,780,841            1997(A)
UPPER ALLEN                           1,604,241          797,727              --              1986(A)
UPPER DARBY                             755,624        3,636,689         3,754,170            1996(A)
WEST MIFFLIN HILLS                    4,809,697        6,054,749              --              1973(C)
WEST MIFFLIN                               --          1,468,341              --              1986(A)
WHITEHALL                               843,727        4,361,081              --              1996(A)
EASTERN BLVD                          1,671,890        1,219,252              --              1987(A)
E. PROSPECT ST                        2,496,897        1,172,369              --              1986(A)
W. MARKET ST                          1,010,953          335,916              --              1986(A)
MARSHALL PLAZA, CRANSTON RI             949,778        8,880,771              --              1998(A)
AIKEN                                   478,773          862,708              --              1989(A)
CHARLESTON                            2,228,080        6,203,565              --              1978(C)
CHARLESTON                            1,596,822       10,649,344              --              1995(A)
FLORENCE                                815,592        6,746,540              --              1997(A)
GREENVILLE                            1,126,229       10,054,749              --              1997(A)
NORTH CHARLESTON                        185,773        3,552,125         2,118,704            2000(A)
N. CHARLESTON                         1,384,786       13,877,229              --              1997(A)
MADISON                               3,683,675        2,457,799              --              1978(C)
HICKORY RIDGE COMMONS                   161,353        2,987,650              --              2000(A)
TROLLEY STATION                       1,441,943       15,136,464        11,005,390            1998(A)
MARKET PLACE AT RIVERGATE             1,188,400       12,217,400              --              1998(A)
RIVERGATE, TN                         1,389,340       16,229,464              --              1998(A)
CENTER OF THE HILLS, TX               1,338,848       13,563,858              --              1998(A)
ARLINGTON                               354,992        2,147,078              --              1996(A)
ARLINGTON                               301,476        5,144,105              --              1997(A)
DOWLEN CENTER                              --          7,610,737           123,971            2002(C)
BURLESON                                   --         26,571,695              --              2000(C)
BAYTOWN                                 410,137        2,730,366              --              1996(A)
CORPUS CHRISTI, TX                      152,849        3,972,386              --              1997(A)
DALLAS                                8,388,021        2,732,910              --              1969(C)
DUNCANVILLE                             354,992        2,147,078              --              1996(A)
GARLAND                                 144,310          911,821              --              1996(A)
GARLAND                                 354,992        2,147,078              --              1996(A)
SPRING CYPRESS, TX                         --          7,987,053              --              2001(C)
CENTER AT BAYBROOK                    3,182,731       31,516,032              --              1998(A)
HARRIS COUNTY                         1,073,331        9,027,490              --              1997(A)
SHARPSTOWN COURT                        630,135        7,201,599         5,822,851            1999(A)
SHOPS AT VISTA RIDGE                  1,511,969       14,857,638        18,154,041            1998(A)
VISTA RIDGE PLAZA                     1,377,543       14,698,807              --              1998(A)
VISTA RIDGE PHASE II                    972,474       10,410,401              --              1998(A)
SOUTH PLAINES PLAZA, TX                 928,978        8,622,021         5,531,532            1998(A)
MESQUITE                                478,666        2,834,922              --              1995(A)
MESQUITE TOWN CENTER                  1,743,476       17,871,669              --              1998(A)
N. RICHLAND HILLS                          --          1,080,837              --              1997(A)
FORUM AT OLYMPIA PARKWAY                   --          9,892,535              --              1999(C)
PLANO                                   448,016        2,883,233              --              1996(A)
WEST OAKS                               354,994        2,147,115              --              1996(A)
MARKET STREET AT WOODLANDS                 --         13,507,612              --              2002(C)
OGDEN                                   987,849          624,838              --              1967(C)
COLONIAL HEIGHTS                        268,469        3,343,200              --              1999(A)
HARRISONBURG                            149,095        1,859,028              --              1999(A)
MANASSAS                                964,479        8,158,205              --              1997(A)
RICHMOND                                 21,965        2,642,038              --              1999(A)


                                          INITIAL COST
                                                  BUILDING AND      SUBSEQUENT                     BUILDINGS AND
PROPERTIES                          LAND          IMPROVEMENT     TO ACQUISITION       LAND        IMPROVEMENTS         TOTAL
----------                          ----          -----------     --------------       ----        ------------         -----
RICHMOND                               670,500        2,751,375             --           670,500        2,751,375        3,421,875
RACINE                               1,403,082        5,612,330        1,517,130       1,403,082        7,129,460        8,532,542
CHARLES TOWN                           602,000        3,725,871       10,429,460         602,000       14,155,331       14,757,331
MARTINSBURG                            242,634        1,273,828          628,937         242,634        1,902,765        2,145,399
RIVERWALK PLAZA                      2,708,290       10,841,674           69,794       2,708,290       10,911,468       13,619,758
PLAZA REAL SALTILLO                 11,219,522       10,247,831             --        11,219,522       10,247,831       21,467,353
PLAZA REAL SENDERO NORTE             8,812,971        4,217,562             --         8,812,971        4,217,562       13,030,533
BALANCE OF PORTFOLIO                   205,631        4,492,127       25,474,116       3,746,182       31,386,020       35,132,201
                                                                                    ------------   --------------   --------------
                                                                                    $592,655,320   $2,806,315,647   $3,398,970,967
                                                                                    ============   ==============   ==============

                                                  TOTAL COST,
                                                     NET OF                                   DATE OF
                                 ACCUMULATED      ACCUMULATED                             CONSTRUCTION(C)
                                 DEPRECIATION     DEPRECIATION      ENCUMBRANCES          ACQUISITION(A)
                                 ------------     ------------      ------------          --------------
RICHMOND                               351,939        3,069,936              --              1995(A)
RACINE                               2,721,128        5,811,414              --              1988(A)
CHARLES TOWN                         5,330,508        9,426,823              --              1985(A)
MARTINSBURG                          1,456,156          689,243              --              1986(A)
RIVERWALK PLAZA                      1,076,116       12,543,641         7,956,529            1999(A)
PLAZA REAL SALTILLO                    124,616       21,342,737              --              2002(A)
PLAZA REAL SENDERO NORTE                49,965       12,980,568              --              2002(A)
BALANCE OF PORTFOLIO                11,603,487       23,528,715              --             VARIOUS
                                --------------    --------------   -------------
                                $  516,558,124    $2,882,412,843   $ 274,731,971
                                ==============    ==============   =============



Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of income is calculated over the estimated useful lives of the assets as follows:

       Buildings....................    15 to 39 years
       Improvements.................    Terms of leases or useful lives, whichever is shorter

The aggregate cost for Federal income tax purposes was approximately $3.3 billion at December 31, 2002.

The changes in total real estate assets for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                                           2002              2001               2000
                                                                      ---------------    ---------------    ---------------
    Balance, beginning of period ..................................   $ 3,201,363,929    $ 3,111,707,470    $ 2,951,050,304
      Acquisitions ................................................       287,379,293         61,622,301         93,347,127
      Improvements ................................................       154,638,211        134,094,630        101,030,279
      Transfers from  (to) unconsolidated joint ventures ..........           415,492        (38,139,367)         5,567,007
      Sales .......................................................      (200,957,621)       (60,388,331)       (39,287,247)
      Assets held for sale ........................................       (10,837,674)              --                 --
      Adjustment of property carrying values ......................       (33,030,663)              --                 --
      Adjustment for fully depreciated assets .....................              --           (7,532,774)              --
                                                                      ---------------    ---------------    ---------------
    Balance, end of period ........................................   $ 3,398,970,967    $ 3,201,363,929    $ 3,111,707,470
                                                                      ===============    ===============    ===============


The changes in accumulated depreciation for the years ended December 31, 2002, 2001, and 2000 are as follows:


                                                                           2002              2001               2000
                                                                      ---------------    ---------------    ---------------
    Balance, beginning of period ..................................   $   452,877,433    $   391,945,913    $   323,737,853
    Charged to accumulated depreciation ...........................              --            3,445,686          4,474,484
      Depreciation for year .......................................        72,791,420         69,901,342         68,590,773
      Transfers from (to) unconsolidated joint ventures ...........         3,575,220         (1,810,541)            42,580
      Sales .......................................................        (9,771,567)        (3,072,193)        (4,899,777)
      Assets held for sale ........................................        (2,914,382)              --                 --
      Adjustment for fully depreciated assets .....................              --           (7,532,774)              --
                                                                      ---------------    ---------------    ---------------
    Balance, end of period ........................................   $   516,558,124    $   452,877,433    $   391,945,913
                                                                      ===============    ===============    ===============