Form 10-Q
period 2003-03-31
KIMCO REALTY CORP
filed 2003-05-06
CIK 879101

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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



                            Kimco Realty Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                   13-2744380
--------------------------------          -------------------------------------
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


         Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12-b of the Act).

Yes   X           No
    -----            ------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              105,050,015 shares outstanding as of April 30, 2003.


                                     1 of 34

                                     PART I


                              FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Financial Statements -
      Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002.

      Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2003 and 2002.

      Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2003 and 2002.

      Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002.

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

Results of Operations

         Revenues from rental property increased $12.0 million or 10.7% to $124.1 million for the three months ended March 31, 2003, as compared with $112.1 million for the corresponding quarter ended March 31, 2002. This net increase resulted primarily from the combined effect of (i) the acquisition of six operating properties during the three months ended March 31, 2003 providing incremental revenues of $1.0 million, (ii) acquisitions throughout calendar year 2002 (13 shopping center properties) providing incremental revenues of $7.3 million, (iii) the completion of certain development and redevelopment projects, tenant buyouts and new leasing within the portfolio providing incremental revenues of approximately $10.4 million as compared to the corresponding three month period in 2002, offset by (iv) a decrease in revenues of $4.8 million resulting from the bankruptcy filing of Kmart Corporation ("Kmart") and Ames Department Stores, Inc. ("Ames") and subsequent rejection of leases and (v) sales of certain development properties throughout 2002 and the three months ended March 31, 2003, resulting in a decrease of revenues of approximately $1.9 million for the three months ended March 31, 2003 as compared to the corresponding three month period in 2002.

         Rental property expenses, including depreciation and amortization, increased $6.2 million or 13.0% to $54.6 million for the three months ended March 31, 2003 as compared to $48.4 million for the corresponding quarter ended March 31, 2002. The rental property expense component of operating and maintenance increased approximately $4.9 million for the three months ended March 31, 2003 as compared with the corresponding quarter ended March 31, 2002. This increase is primarily due to increased snow removal costs and property acquisitions during 2003 and 2002.

         Equity in income of real estate joint ventures, net increased $2.8 million to $9.3 million for the three months ended March 31, 2003, as compared to $6.5 million for the corresponding quarter ended March 31, 2002. This increase is primarily attributable to the equity in income from the Kimco Income REIT joint venture investment ("KIR"), the RioCan joint venture investment ("RioCan Venture") and the Kimco Retail Opportunity Fund joint venture investment ("KROP"). The Company has made additional capital investments in these joint ventures for the acquisition of additional shopping center properties by the ventures throughout 2002 and the three months ended March 31, 2003.

         Minority interests in income of partnerships, net increased $1.4 million to $1.6 million as compared to $0.2 million for the corresponding quarter in the preceding year. This increase is primarily due to the acquisition of a shopping center property acquired through a newly formed partnership in 2002 by issuing approximately 2.4 million downREIT units valued at $80.0 million. The downREIT units are convertible at a ratio of 1:1 into the Company's common stock and are entitled to a distribution equal to the dividend rate on the Company's common stock multiplied by 1.1057.

         Mortgage financing income increased $4.4 million to $5.5 million for the three months ended March 31, 2003, as compared to $1.1 million for the corresponding quarter ended March 31, 2002. This increase is primarily due to increased interest income earned related to certain real estate lending activities during 2002 and the three months ended March 31, 2003.

         Effective January 1, 2001, the Company has elected taxable REIT subsidiary status for its wholly-owned development subsidiary ("KDI"). KDI is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion. During the three months ended March 31, 2003, KDI sold five out-parcels, in separate transactions, for approximately $4.0 million. These sales resulted in pre-tax gains of approximately $1.2 million.

         During the three months ended March 31, 2002, KDI sold its recently completed project in Miamisburg, OH and three out-parcels, in separate transactions, for approximately $13.1 million, which resulted in net pre-tax gains of approximately $4.3 million.

         Interest, dividends and other investment income decreased approximately $4.7 million during the quarter ended March 31, 2003, as compared to the same period in 2002. This decrease is primarily due to less realized gains on the sale of certain marketable equity and debt securities and decreased dividend income as a result of the sale of securities during 2002 and the quarter ended March 31, 2003.

         Other income, net decreased $3.6 million for the three months ended March 31, 2003, as compared to the same period in 2002. This decrease is primarily due to pre-tax profits recognized by the Company during 2002 in connection with the Company's participation in a joint venture established for the purpose of providing inventory liquidation services to a regional retailer in bankruptcy.

         During February 2003, the Company reached agreement with a lender in connection with two individual non-recourse mortgages encumbering two former Kmart sites. The Company paid approximately $8.3 million in full satisfaction of these loans which aggregated approximately $14.7 million. As a result of this transaction, the Company recognized a gain on early extinguishment of debt of approximately $6.3 million during the first quarter of 2003.

         During the three months ended March 31, 2003, the Company sold operating properties in Bridgeview, IL and Trexlertown, PA, in separate transactions, for aggregate proceeds of $5.9 million, which resulted in gains of approximately $3.3 million.

         Net income for the three months ended March 31, 2003 was $71.0 million as compared to $60.9 million for the three months ended March 31, 2002, representing an increase of $10.1 million. On a diluted per share basis, net income improved $0.10 to $0.63 for the three month period ended March 31, 2003 as compared to $0.53 for the corresponding quarter in the previous year. This improved performance is primarily attributable to (i) significant leasing within the portfolio which improved operating profitability, (ii) increased contributions from KIR, the RioCan Venture and KROP, and (iii) increases from the Company's mortgage financing investments. The increase in net income also includes the gain on early extinguishment of debt and gains on dispositions of operating properties.

Tenant Concentration

         The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base. At March 31, 2003, the Company's five largest tenants include Kmart Corporation, The Home Depot, Kohl's, TJX Companies and Wal-Mart, which represented approximately 4.3%, 2.9%, 2.7%, 2.6% and 2.0%, respectively, of the Company's annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

         On January 14, 2003, Kmart announced it would be closing an additional 326 locations relating to its January 22, 2002 filing of protection under Chapter 11 of the U.S Bankruptcy Code. Nine of these locations (excluding the KIR portfolio which includes three additional locations and Kimsouth Realty, Inc., ("Kimsouth") an entity in which the Company holds a 44.5% non-controlling interest, which includes two additional locations) are leased from the Company. The annualized base rental revenues from these nine locations are approximately $4.3 million. Effective May 1, 2003, Kmart rejected its leases at six of these locations representing approximately $3.0 million of annualized base rental revenues. The Company is currently negotiating leases with prospective tenants on four of these sites and reviewing offers received to purchase two of these sites, however, no assurances can be provided that these locations will be leased in the near term or at comparable rents previously paid by Kmart.

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

Liquidity and Capital Resources

         It is management's intention that the Company continually have access to the capital resources necessary to expand and develop its business. As such, the Company intends to operate with and maintain a conservative capital structure with a level of debt to total market capitalization of 50% or less. As of March 31, 2003, the Company's level of debt to total market capitalization was 30%. In addition, the Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings. The Company may, from time to time, seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage financings and other debt and equity alternatives in a manner consistent with its intention to operate with a conservative debt structure.

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

         The Company has a $250.0 million unsecured revolving credit facility, which is scheduled to expire in August 2003. This credit facility has made available funds to both finance the purchase of properties and meet any short-term working capital requirements. As of March 31, 2003, there was $150.0 million outstanding under this credit facility. The Company intends to renew this facility prior to the maturity date.

         During April 2003, the Company further enhanced its liquidity position by establishing an additional $95.0 million unsecured revolving bridge facility which is scheduled to expire June 27, 2003.

         The Company also has a $200.0 million medium-term notes ("MTN") program pursuant to which it may, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company's debt maturities. As of March 31, 2003, the Company had $98.0 million available for issuance under the MTN program.

         In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties. As of March 31, 2003, the Company had over 390 unencumbered property interests in its portfolio.

         During May 2001, the company filed a shelf registration statement on Form S-3 for up to $750.0 million of debt securities, preferred stock, depositary shares, common stock and common stock warrants. As of March 31, 2003, the Company had $288.7 million available for issuance under this shelf registration statement.

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

         The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, availability under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flows from operations increased to $84.8 million for the quarter ended March 31, 2003, as compared to $78.0 million for the corresponding period ended March 31, 2002.

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

New Accounting Pronouncements

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("FASB No. 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). For purpose of this statement, an exit or disposal activity is initiated when management, having the authority to approve the action, commits to an exit or disposal plan or otherwise disposes of a long-lived asset (disposal group) and, if the activity involves the termination of employees, the criteria for a plan of termination of this statement are met. The provisions of this statement shall be effective for exit or disposal activities initiated after December 31, 2002. The impact of the adoption of FASB No. 146 did not have a material adverse impact on the Company's financial position or results of operations.

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statement No. 5, 57 and 107 and rescission of FASB Interpretation No. 34).

FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies. It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee regardless of whether or not the guarantor receives separate identifiable consideration (i.e., a premium). The Company has adopted the new disclosure requirements, which were effective beginning with 2002 calendar year-end financials. FIN 45's provision for initial recognition and measurement are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material adverse impact on the Company's financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure and amendment of FASB Statement No. 123 ("FASB No. 148"). This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of FASB No. 148 shall be applied for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. Effective January 1, 2003, the Company adopted the prospective method provisions of FASB No. 148, which will apply the recognition provisions of FASB No. 123 to all employee awards granted, modified or settled after January 1, 2003. The adoption did not have a material adverse impact on the Company's financial position or results of operations.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (i) the equity investors (if any) do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires additional disclosures. The Company's exposure to losses associated with its unconsolidated joint ventures is limited to its carrying value in these investments. The adoption of FIN 46 did not have a material adverse impact on the Company's financial position or results of operations.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

         As of March 31, 2003, the Company had approximately $410.2 million of floating-rate debt outstanding including $150.0 million on its unsecured revolving credit facility. The interest rate risk on $185.0 million of such debt has been mitigated through the use of interest rate swap agreements (the "Swaps") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-party to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions. The Company believes the interest rate risk represented by the remaining $225.2 million of floating-rate debt is not material to the Company or its overall capitalization.

         As of March 31, 2003, the Company has Canadian investments totaling CAD $211.8 million (approximately USD $144.2 million) comprised of marketable securities and a real estate joint venture. In addition, the Company has Mexican real estate investments of MXN $396.4 million (approximately USD $36.8 million).

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

         The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 2003, the Company had no other material exposure to market risk.

Item 4.    Controls and Procedures

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

                       KIMCO REALTY CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share information)

                                                                                  March 31,          December 31,
                                                                                    2003                 2002
                                                                                -----------          -----------
Assets:
  Operating real estate, net of accumulated depreciation
    of $533,882 and $516,558, respectively                                      $ 2,737,937          $ 2,669,648
  Investment and advances in real estate joint ventures                             442,857              412,672
  Real estate under development                                                     243,555              212,765
  Other real estate investments                                                     102,136               99,542
  Mortgages and other financing receivables                                          73,510               94,024
  Cash and cash equivalents                                                          55,653               35,962
  Marketable securities                                                              77,467               66,992
  Accounts and notes receivable                                                      53,697               55,012
  Other assets                                                                      108,252              110,261
                                                                                -----------          -----------
                                                                                $ 3,895,064          $ 3,756,878
                                                                                ===========          ===========
Liabilities & Stockholders' Equity:
  Notes payable                                                                 $ 1,412,250          $ 1,302,250
  Mortgages payable                                                                 212,680              230,760
  Construction loans payable                                                         64,417               43,972
  Other liabilities, including minority interests in partnerships                   277,025              272,568
                                                                                -----------          -----------
                                                                                  1,966,372            1,849,550
                                                                                -----------          -----------
Stockholders' Equity:
  Preferred stock, $1.00 par value, authorized 5,000,000 shares
  Class A Preferred Stock, $1.00 par value, authorized 345,000 shares
      Issued and outstanding 300,000 shares                                             300                  300
      Aggregate liquidation preference $75,000
  Class B Preferred Stock, $1.00 par value, authorized 230,000 shares
      Issued and outstanding 200,000 shares                                             200                  200
      Aggregate liquidation preference $50,000
  Class C Preferred Stock, $1.00 par value, authorized 460,000 shares
      Issued and outstanding 400,000 shares                                             400                  400
      Aggregate liquidation preference $100,000
  Common stock, $.01 par value, authorized 200,000,000 shares
      Issued and outstanding 104,940,140 and 104,601,828 shares, respectively         1,049                1,046
  Paid-in capital                                                                 1,992,878            1,984,820
  Cumulative distributions in excess of net income                                  (75,683)             (85,367)
                                                                                -----------          -----------
                                                                                  1,919,144            1,901,399
Accumulated other comprehensive income                                               10,892                7,401
Notes receivable from officer stockholders                                           (1,344)              (1,472)
                                                                                -----------          -----------
                                                                                  1,928,692            1,907,328
                                                                                -----------          -----------
                                                                                $ 3,895,064          $ 3,756,878
                                                                                ===========          ===========



      The accompanying notes are an integral part of these condensed consolidated financial statements.

                  KIMCO REALTY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              For the Three Months Ended March 31, 2003 and 2002
                    (in thousands, except per share data)

                                                                                   2003                    2002
                                                                                ---------               ---------
Real estate operations:
     Revenues from rental property                                              $ 124,062               $ 112,077
                                                                                ---------               ---------
     Rental property expenses:
        Rent                                                                        3,015                   3,135
        Real estate taxes                                                          15,012                  15,129
        Operating and maintenance                                                  16,742                  11,884
                                                                                ---------               ---------
                                                                                   34,769                  30,148
                                                                                ---------               ---------
                                                                                   89,293                  81,929

     Equity in income of real estate joint ventures, net                            9,312                   6,471
     Minority interests in income of partnerships, net                             (1,591)                   (208)
     Income from other real estate investments                                      4,900                   4,461
     Mortgage financing income                                                      5,512                   1,065
     Management and other fee income                                                2,902                   3,346
     Depreciation and amortization                                                (19,867)                (18,213)
                                                                                ---------               ---------
               Income from real estate operations                                  90,461                  78,851
                                                                                ---------               ---------
Other investments:
     Interest, dividends and other investment income                                2,402                   7,125
     Other income, net                                                                318                   3,871
                                                                                ---------               ---------
                                                                                    2,720                  10,996
                                                                                ---------               ---------
Interest expense                                                                  (22,724)                (21,463)
General and administrative expenses                                                (8,615)                 (7,527)
Gain on early extinguishment of debt                                                6,262                       -
                                                                                ---------               ---------
               Income from continuing operations before income taxes               68,104                  60,857

Provision for income taxes                                                         (1,822)                 (5,350)
                                                                                ---------               ---------
               Income from continuing operations                                   66,282                  55,507
                                                                                ---------               ---------

Discontinued operations:
     Income from discontinued operating properties                                    184                   1,107
     Gain on disposition of operating properties                                    3,280                       -
                                                                                ---------               ---------
               Income from discontinued operations                                  3,464                   1,107
                                                                                ---------               ---------
Gain on sale of development properties                                              1,215                   4,280
                                                                                ---------               ---------
               Net income                                                          70,961                  60,894

     Preferred stock dividends                                                     (4,609)                 (4,609)
                                                                                ---------               ---------
               Net income available to common shareholders                      $  66,352               $  56,285
                                                                                =========               =========
Per common share:
     Income from continuing operations
       - Basic                                                                     $ 0.60                  $ 0.53
                                                                                =========               =========
       - Diluted                                                                   $ 0.59                  $ 0.52
                                                                                =========               =========
     Net Income
       - Basic                                                                     $ 0.63                  $ 0.54
                                                                                =========               =========
       - Diluted                                                                   $ 0.63                  $ 0.53
                                                                                =========               =========


                  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       13

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               For the Three Months ended March 31, 2003 and 2002
                                 (in thousands)



                                                                        2003             2002
                                                                     --------         --------
Net Income                                                           $ 70,961         $ 60,894
                                                                     --------         --------

Other comprehensive income:
     Unrealized gain (loss) on marketable securities                    1,432           (1,744)
     Unrealized gain on interest rate swaps                                65            1,248
     Unrealized gain on warrants                                          617              289
     Unrealized gain (loss) on foreign currency hedge agreements        2,717              (58)
     Foreign currency translation adjustment                           (1,340)               -

                                                                     --------         --------
        Other comprehensive income                                      3,491             (265)
                                                                     --------         --------

Comprehensive income                                                 $ 74,452         $ 60,629
                                                                     ========         ========


























The accompanying notes are an integral part of these condensed consolidated financial statements.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months ended March 31, 2003 and 2002
                                (in thousands)

                                                                                  2003         2002
                                                                                --------     --------
Cash flow provided by operations                                                $ 84,814     $ 77,953
                                                                                --------     --------
Cash flow from investing activities:
    Acquisition of and improvements to operating real estate                     (89,002)     (14,783)
    Acquisition of and improvements to real estate under development             (33,584)     (18,124)
    Investment in marketable securities                                          (11,950)     (23,494)
    Proceeds from sale of marketable securities                                    4,824       22,963
    Reimbursements of advances to joint ventures                                       -        1,382
    Investments and advances to real estate joint ventures                       (39,300)     (21,804)
    Reimbursements of advances to real estate joint ventures                      11,430
    Other real estate investments                                                 (8,397)           -
    Investment in mortgage loans receivable                                      (18,002)     (65,313)
    Collection of mortgage loans receivable                                        2,657        6,473
    Proceeds from sale of mortgage loan receivable                                36,723            -
    Investments and advances for designation rights                               (1,216)           -
    Proceeds from sale of operating properties                                     9,126            -
    Proceeds from sale of development properties                                   3,968       13,138
                                                                                --------     --------
           Net cash flow used for investing activities                          (132,723)     (99,562)
                                                                                --------     --------
Cash flow from financing activities:
    Principal payments on debt, excluding
       normal amortization of rental property debt                                (8,250)           -
    Principal payments on rental property debt                                    (1,685)      (1,699)
    Principal payments on construction loan financings                            (3,433)           -
    Proceeds from construction loan financings                                    23,878       11,200
    Borrowings under revolving credit facility                                   110,000            -
    Dividends paid                                                               (61,100)     (58,798)
    Proceeds from issuance of stock                                                8,190        3,525
                                                                                --------     --------
            Net cash flow provided by (used for) financing activities             67,600      (45,772)
                                                                                --------     --------
        Change in cash and cash equivalents                                       19,691      (67,381)
Cash and cash equivalents, beginning of period                                    35,962       93,847
                                                                                --------     --------
Cash and cash equivalents, end of period                                        $ 55,653     $ 26,466
                                                                                ========     ========
Interest paid during the period                                                 $ 11,127     $ 11,906
                                                                                ========     ========
Income taxes paid during the period                                             $  2,391     $  2,032
                                                                                ========     ========
Supplemental schedule of noncash investing/financing activities:

    Disposition of real estate interest by assignment of mortgage debt          $  1,746     $      -
                                                                                ========     ========
    Proceeds held in escrow from sale of real estate interests                  $    270     $      -
                                                                                ========     ========
    Notes received upon exercise of stock options                               $    100     $    528
                                                                                ========     ========
    Declaration of dividends paid in succeeding period                          $ 59,824     $ 57,425
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

         Certain 2002 amounts have been reclassified to conform to the 2003 financial statement presentation.

Income Taxes -

         The Company and its qualified REIT subsidiaries file a consolidated federal income tax return. The Company has made an election to qualify, and believes it is operating so as to qualify, as a Real Estate Investment Trust (a "REIT") for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code. However, in connection with the Tax Relief Extension Act of 1999, which became effective January 1, 2001, the Company is now permitted to participate in certain activities which it was previously precluded from in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries under the Code. As such, the Company will be subject to federal and state income taxes on the income from these activities. During the three months ended March 31, 2003, the Company's provision for federal and state income taxes was approximately $1.8 million relating to activities conducted in its taxable REIT subsidiaries.

Earnings Per Share -

         The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

                                                    Three Months Ended March 31,
                                                       2003             2002
                                                       ----             ----
Computation of Basic Earnings Per Share:

Income from continuing operations                    $66,282          $55,507

Gain on sale of development properties                 1,215            4,280

Preferred stock dividends                             (4,609)          (4,609)
                                                     -------          -------

Income from continuing operations
applicable to common shares                           62,888           55,178

Income from discontinued operations                    3,464            1,107
                                                     -------          -------

Net income applicable to common shares               $66,352          $56,285
                                                     =======          =======

Weighted average common shares outstanding           104,711          104,299

Basic Earnings Per Share:

Income from continuing operations                      $0.60            $0.53
Income from discontinued operations                     0.03             0.01
                                                     -------          -------
Net income                                             $0.63            $0.54
                                                     =======          =======

Computation of Diluted Earnings Per Share:

Income from continuing operations
applicable to common shares                          $62,888          $55,178

Dividends on convertible downREIT units                1,423                -
                                                     -------          -------

Income from continuing operations for diluted
earnings per share                                    64,311           55,178

Income from discontinued operations                    3,464            1,107
                                                     -------          -------

Net income for diluted earnings per share            $67,775          $56,285
                                                     =======          =======

Weighted average common shares
outstanding - basic                                  104,711          104,299

Effect of dilutive securities: stock options           1,072            1,071

Assumed conversion of Class D Preferred
Stock to common stock                                      -               16

Assumed conversion of downREIT units                   2,446                -
                                                     -------          -------

Shares for diluted earnings per share                108,229          105,386
                                                     -------          -------

Diluted Earning Per Share:

Income from continuing operations                      $0.59            $0.52
Income from discontinued operations                     0.04             0.01
                                                     -------          -------
Net income                                             $0.63            $0.53
                                                     =======          =======

         The Company maintains a stock option plan (the "Plan") for which prior to January 1, 2003 the Company accounted for under the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25), issued in March 2000. Effective January 1, 2003, the Company adopted the prospective method provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure and Amendment of FASB Statement No. 123 ("FASB No. 148"), which will apply the recognition provisions of FASB No. 123, Accounting for Stock-Based Compensation ("FASB No. 123") to all employee awards granted, modified or settled after January 1, 2003. Awards under the Company's Plan generally vest ratably over a three-year term and expire ten years from the date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three months ended March 31, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of FASB No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding stock awards in each period:

                                                 Three Months Ended March 31,
                                                   2003                2002
                                                   ----                ----

Net income, as reported                         $70,961             $60,894
   Add: Stock based employee compensation
   expense included in reported net income           15                   -
   Deduct: Total stock based employee
   compensation expense determined under
   fair value based method for all awards          (737)               (788)
                                                --------            -------

Pro Forma Net income - Basic                    $70,239             $60,106
                                                =======             =======


Earnings Per Share
   Basic - as reported                            $0.63               $0.54
                                                =======             =======
   Basic - pro forma                              $0.63               $0.53
                                                =======             =======

Net income for diluted earnings per share       $67,775             $56,285
   Add: Stock based employee compensation
   expense included in reported net income           15                   -
   Deduct: Total stock based employee
   compensation expense determined under
   fair value based method for all awards          (737)               (788)
                                                --------            -------

Pro Forma Net income - Diluted                  $67,053             $55,497
                                                =======             =======

Earnings Per Share
   Diluted - as reported                          $0.63               $0.53
                                                =======             =======
   Diluted - pro forma                            $0.62               $0.53
                                                =======             =======

         In addition, there were approximately 1.0 million and 1.1 million stock options that were anti-dilutive for the three month period ended March 31, 2003 and 2002, respectively.

New Accounting Pronouncements -

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("FASB No. 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). For purpose of this statement, an exit or disposal activity is initiated when management, having the authority to approve the action, commits to an exit or disposal plan or otherwise disposes of a long-lived asset (disposal group) and, if the activity involves the termination of employees, the criteria for a plan of termination of this statement are met. The provisions of this statement shall be effective for exit or disposal activities initiated after December 31, 2002. The impact of the adoption of FASB No. 146 did not have a material adverse impact on the Company's financial position or results of operations.

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statement No. 5, 57 and 107 and rescission of FASB Interpretation No. 34). FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies. It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee regardless of whether or not the guarantor receives separate identifiable consideration (i.e., a premium). The Company has adopted the new disclosure requirements, which were effective beginning with 2002 calendar year-end financials. FIN 45's provision for initial recognition and measurement are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material adverse impact on the Company's financial position or results of operations.

         In December 2002, the FASB issued FASB No. 148. This statement amends FASB No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FASB No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of FASB No. 148 shall be applied for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. Effective January 1, 2003, the Company adopted the prospective method provisions of FASB No. 148, which will apply the recognition provisions of FASB No. 123 to all employee awards granted, modified or settled after January 1, 2003. The adoption did not have a material adverse impact on the Company's financial position or results of operations.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (i) the equity investors (if any) do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires additional disclosures. The Company's exposure to losses associated with its unconsolidated joint ventures is limited to its carrying value in these investments. The adoption of FIN 46 did not have a material adverse impact on the Company's financial position or results of operations.

2.       Operating Property Activities

         During January 2003, the Company acquired a shopping center property located in Houston, TX, comprising approximately 0.2 million square feet of gross leasable area ("GLA"), for an aggregate purchase price of approximately $26.3 million.

         During February 2003, the Company acquired a shopping center property located in Nashua, NH, comprising approximately 0.2 million square feet of GLA, for an aggregate purchase price of approximately $25.7 million.

         During March 2003, the Company acquired a portfolio of four shopping center properties located in Queens, NY, comprising approximately 0.1 million square feet of GLA, for an aggregate purchase price of approximately
$19.9 million.

         During the three months ended March 31, 2003, the Company disposed of two operating properties, in separate transactions, for an aggregate sales price of $5.9 million including the assignment of approximately $1.7 million of mortgage debt encumbering one of the properties. These dispositions resulted in net gains of approximately $3.3 million for the three months ended March 31, 2003. In accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FASB 144"), the operations and net gain on disposition of these properties have been included in the caption Discontinued operations on the Condensed Consolidated Statement of Income.

3.       Discontinued Operations

         In accordance with FASB 144, the Company now reports as discontinued operations assets held for sale (as defined by FASB 144) and operating assets sold in the current period. All results of these discontinued operations are included in a separate component of income on the Condensed Consolidated Statements of Income under Discontinued operations. This change has resulted in certain reclassifications of 2002 financial statement amounts.

         The Components of Income from operations related to discontinued operations for the three months ended March 31, 2003 and 2002 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2003 and a full quarter of operations for those assets classified as held for sale as of March 31, 2003. (in thousands):

                                                    Three Months Ended
                                         March 31, 2003           March 31, 2002
                                         --------------           --------------
Discontinued Operations:
Revenues from rental property                $    306                 $3,914
Rental property expenses                         (101)                (1,790)
                                             --------               --------
Income from property operations                   205                  2,124

Depreciation and amortization                     (27)                  (633)
Interest expense                                  (11)                  (381)
Other                                              17                     (3)
                                             --------               --------

Income from discontinued operating
properties                                        184                  1,107

Gain on disposition of operating
properties, net                                 3,280                      -
                                             --------               --------

Income from discontinued operations            $3,464                 $1,107
                                             ========               ========

4.       Kimco Developers, Inc. ("KDI")

         Effective January 1, 2001, the Company elected taxable REIT subsidiary status for its wholly-owned development subsidiary, KDI. During the three months ended March 31, 2003, KDI acquired two land parcels, in separate transactions, for the ground-up development of shopping centers and subsequent sale thereof upon completion for an aggregate purchase price of approximately $5.4 million.

         During the three months ended March 31, 2003, KDI sold five of its out-parcels, in separate transactions, for approximately $4.0 million. These sales provided pre-tax gains of approximately $1.2 million.

         Additionally, during the three months ended March 31, 2003, KDI obtained construction financing on one ground-up development property for an aggregate loan amount of up to $6.2 million, of which approximately $1.8 million has been funded to KDI as of March 31, 2003. As of March 31, 2003, KDI has 10 loans with total commitments of up to $125.9 million of which $64.4 million has been funded to KDI. These loans have maturities ranging from 18 to 36 months and a weighted average interest rate of 4.20% at March 31, 2003.

5.       Investments and Advances in Real Estate Joint Ventures

Kimco Income REIT -

         During 1998, the Company formed Kimco Income REIT ("KIR"), a limited partnership which the Company manages, established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages. As of March 31, 2003 the KIR portfolio was comprised of 70 properties aggregating 14.6 million square feet of GLA located in 21 states.

         The Company holds a 43.3% non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting. The Company's equity in income of KIR for the three months ended March 31, 2003 and 2002 was approximately $4.9 million and $3.6 million, respectively. During the three months ended March 31, 2003, the Company contributed approximately $10.8 million in cash to KIR in connection with its subscription agreement.

         In addition, KIR entered into a master management agreement with the Company, whereby, the Company will perform services for fees relating to the management, operation, supervision and maintenance of the joint venture properties. For the three months ended March 31, 2003 and 2002 the Company earned management fees of approximately $0.7 million and $1.0 million, respectively.

RioCan Venture -

         During October 2001, the Company formed a joint venture (the "RioCan Venture") with RioCan Real Estate Investment Trust ("RioCan", Canada's largest publicly traded REIT measured by GLA) in which the Company has a 50% interest, to acquire retail properties and development projects in Canada. The acquisitions and development projects are to be sourced and managed by RioCan and are subject to review and approval by a joint oversight committee consisting of RioCan management and the Company's management personnel. As of March 31, 2003, the RioCan Venture consisted of 29 shopping center properties and three development projects aggregating 6.9 million square feet of GLA. During the three months ended March 31, 2003 and 2002 the Company recognized equity in income of the RioCan Venture of approximately $2.7 million and $0.9 million, respectively.

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

         As of March 31, 2003, the KROP venture consisted of 17 properties aggregating 2.2 million square feet of GLA located in seven states. For the three months ended March 31, 2003, the Company recognized equity in income of KROP of approximately $0.4 million. Additionally, during the three months ended March 31, 2003 the Company earned management and acquisition fees of approximately $0.6 million.

Other Real Estate Joint Ventures -

         During March 2003, the Company acquired a property located in South Bend, IN, through a joint venture in which the Company has a 50% non-controlling interest. The property was purchased for an aggregate purchase price of approximately $1.3 million.

6.       Other Real Estate Investments

Kimsouth -

         During November 2002, the Company through its taxable REIT subsidiary, together with Prometheus Southeast Retail Trust, completed the merger and privatization of Konover Property Trust, which has been renamed Kimsouth Realty, Inc., ("Kimsouth"). The Company acquired 44.5% of the common stock of Kimsouth, which consisted primarily of 38 retail shopping center properties comprising approximately 4.6 million square feet of GLA. Total acquisition value was approximately $280.9 million including approximately $216.2 million in mortgage debt. The Company's investment strategy with respect to Kimsouth includes re-tenanting, repositioning and disposition of the properties. During the three months ended March 31, 2003, Kimsouth sold two properties for net proceeds of approximately $11.0 million. For the three months ended March 31, 2003, the Company recognized equity in income of Kimsouth of approximately $3.0 million. Additionally, during the three months ended March 31, 2003, the Company earned management fees of approximately $0.2 million.

Preferred Equity Capital -

         During 2002, the Company established a preferred equity program, which provides capital to developers and owners of shopping centers. As of March 31, 2003, the Company has provided an aggregate of approximately $38.9 million in investment capital to developers and owners of 14 shopping centers. The Company earned approximately $0.9 million for the three months ended March 31, 2003 from these investments.

7.       Mortgages and Other Financing Receivables

         During August 2001, the Company, through a joint venture in which the Company has a 50% interest, provided $27.5 million of debtor-in-possession financing (the "Ames Loan") to Ames Department Stores, Inc., ("Ames"), a retailer in bankruptcy. This loan bore interest at prime plus 6.0%, was collateralized by all real estate owned by Ames and was scheduled to mature in August 2003.

         During September 2002, the Ames Loan, was restructured as a two-year $100.0 million secured revolving loan of which the Company has a 40% interest. This revolving loan is collateralized by all of Ames' real estate interests. The loan bears interest at 8.5% per annum and provides for contingent interest upon the successful disposition of the Ames properties. During January 2003, Ames paid the outstanding balance of approximately $4.1 million and the Company earned approximately $2.4 million in additional interest. As of March 31, 2003, there was no balance outstanding on this revolving loan.

         During March 2002, the Company provided a $50.0 million ten-year loan to Shopko Stores Inc., at an interest rate of 11.0% per annum collateralized by 15 properties. The Company receives principal and interest payments on a monthly basis. During January 2003, the Company sold a $37.0 million participation interest in this loan to an unaffiliated third party. The interest rate of the $37.0 million participation interest is a variable rate based on LIBOR plus 3.50%. The Company continues to act as the servicer for the full amount of the loan.

         During May 2002, the Company provided a $15 million three-year loan to Frank's Nursery & Crafts, Inc. ("Frank's"), at an interest rate of 10.25% per annum collateralized by 40 real estate interests. Interest is payable quarterly in arrears. An additional $17.5 million revolving loan at an interest rate of 10.25% per annum was also established. As of March 31, 2003, the outstanding loan balance was approximately $32.5 million. As an inducement to make these loans, Frank's issued the Company approximately 4.4 million warrants with an exercise price of $1.15 per share, and 5.0 million warrants with an exercise price of $2.00 per share.

8.       Mortgages Payable

         During February 2003, the Company reached agreement with a lender in connection with two individual non-recourse mortgages encumbering two former Kmart sites. The Company paid approximately $8.3 million in full satisfaction of these loans which aggregated approximately $14.7 million. As a result of this transaction, the Company recognized a gain on early extinguishment of debt of approximately $6.3 million during the first quarter of 2003.

9.       Tenant Concentration

         On January 14, 2003, Kmart announced it would be closing an additional 326 locations relating to its January 22, 2002 filing of protection under Chapter 11 of the U.S Bankruptcy Code. Nine of these locations (excluding the KIR portfolio which includes three additional locations and Kimsouth which includes two additional locations) are leased from the Company. The annualized base rental revenues from these nine locations are approximately $4.3 million. Effective May 1, 2003, Kmart rejected its leases at six of these locations representing approximately $3.0 million of annualized base rental revenues. The Company is currently negotiating leases to prospective tenants on four of these sites and reviewing offers received to purchase two of these sites, however, no assurances can be provided that these locations will be leased in the near term or at comparable rents previously paid by Kmart.

         As of March 31, 2003, Kmart represented 4.3% of annualized base rents and 6.8% of leased GLA.

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

10.      Pro Forma Financial Information

         As discussed in Note 2, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the three months ended March 31, 2003. The pro forma financial information set forth below is based upon the Company's historical Condensed Consolidated Statements of Income for the three months ended March 31, 2003 and 2002, adjusted to give effect to these transactions as of January 1, 2002.

         The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred as of January 1, 2002, nor does it purport to represent the results of future operations. (Amounts presented in millions, except per share figures.)

                                            Three Months ended March 31,
                                              2003                2002
                                              ----                ----

Revenues from rental property               $125,342            $114,475
Net income                                   $67,863             $60,896
Net income per common share:
   Basic                                       $0.60               $0.54
                                            ========            ========
   Diluted                                     $0.60               $0.53
                                            ========            ========

11.      Subsequent Events

         On May 1, 2003, the Company announced that it will redeem all 2,000,0000 outstanding depositary shares of the Company's 8 1/2% Class B Cumulative Redeemable Preferred Stock, par value $1.00 per share (the "Class B Preferred Stock"), at the redemption price of $25.00 per depositary share plus accrued and unpaid dividends.

         The Company's Board of Directors has set June 2, 2003 as the redemption date on which all outstanding depositary shares of Class B Preferred Stock will be redeemed. Holders of the Class B depositary shares will receive cash consideration of $25.00 per depositary share plus 27.7431 cents per depositary share representing accrued and unpaid dividends on the redemption date. Dividends will cease to accrue on the Class B Preferred Stock as of the redemption date.

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

         Form 8-K -

         A current report on Form 8-K dated February 13, 2003 was furnished under Item 9 relating to the announcement of the Company's fourth quarter and full year 2002 operating results.

         A current report on Form 8-K dated March 26, 2003 was furnished under
Item 9 relating to the certifications of the Company's Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. ss. 1350, as created by
Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    KIMCO REALTY CORPORATION




May 5, 2003                         /s/  Milton Cooper
-----------                         ----------------------------
(Date)                              Milton Cooper
                                    Chairman of the Board





May 5, 2003                         /s/  Michael V. Pappagallo
-----------                         ----------------------------
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

Date:  May 5, 2003

                                                 /s/ Milton Cooper
                                                 -----------------------
                                                 Milton Cooper
                                                 Chief Executive Officer

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

Date:  May 5, 2003

                                               /s/ Michael V. Pappagallo
                                               --------------------------------
                                               Michael V. Pappagallo
                                               Chief Financial Officer