Form 10-Q
period 2003-06-30
KIMCO REALTY CORP
filed 2003-08-11
CIK 879101

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________


Commission file number     1-10899
                       ---------------------------------------------------------


                            Kimco Realty Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                         13-2744380
---------------------------------              ---------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


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

               107,338,000 shares outstanding as of July 31, 2003.


                                     1 of 32

                                     PART I

                              FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Financial Statements -

     Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002.

     Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2003 and 2002.

     Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2003 and 2002.

     Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002.

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

Results of Operations

         Revenues from rental property increased $6.8 million or 6.2% to $118.3 million for the three months ended June 30, 2003, as compared with $111.5 million for the corresponding quarter ended June 30, 2002. Similarly, revenues from rental property increased $18.9 million or 8.5% to $241.7 million for the six months ended June 30, 2003, as compared with $222.8 million for the corresponding six month period ended June 30, 2002. These net increases resulted primarily from the combined effect of (i) the acquisition of 10 operating properties during 2003 and throughout calendar year 2002 (13 shopping center properties) providing incremental revenues of $10.4 million and $18.3 million for the three and six months ended June 30, 2003, respectively (ii) the completion of certain development and redevelopment projects and new leasing within the portfolio providing incremental revenues of approximately $6.5 million and $16.1 million, respectively, as compared to the corresponding three and six months, offset by (iii) a decrease in revenues of $4.0 million and $8.2 million for the three and six months ended June 30, 2003, respectively, resulting from the bankruptcy filing of Kmart Corporation ("Kmart") and Ames Department Stores, Inc. ("Ames") and subsequent rejection of leases and (iv) a decrease of revenues of approximately $6.1 million and $7.3 million for the three and six months ended June 30, 2003, respectively, resulting from the sale of certain development properties and tenant buyouts during 2002 and the six months ended June 30, 2003.

         Rental property expenses, including depreciation and amortization, increased approximately $4.4 million or 9.1% to $52.4 million for the three months ended June 30, 2003, as compared with $48.0 million for the corresponding quarter ended June 30, 2002. Rental property expenses including depreciation and amortization, increased $10.6 million or 11.1% to $106.4 million for the six months ended June 30, 2003, as compared with $95.8 million for the corresponding period in the preceding year. The rental property expense component of operating and maintenance and depreciation and amortization increased approximately $4.5 million and $11.1 million for the three and six months ended June 30, 2003, respectively, as compared to the corresponding periods in 2002. These increases are primarily due to increased snow removal costs and property acquisitions during 2003 and 2002.

         Equity in income of real estate joint ventures, net increased $1.7 million to $10.1 million for the three months ended June 30, 2003, as compared to $8.4 million for the corresponding period in 2002. Similarly, equity in income of real estate joint ventures, net increased $4.0 million to $19.3 million for the six months ended June 30, 2003, as compared with $15.3 million for the corresponding period in 2002. This increase is primarily attributable to the equity in income from the Kimco Income REIT joint venture investment ("KIR"), the RioCan joint venture investment ("RioCan Venture") and the Kimco Retail Opportunity Portfolio joint venture investment ("KROP"). The Company has made additional capital investments in these joint ventures for the acquisition of additional shopping center properties by the ventures throughout 2002 and the six months ended June 30, 2003.

         Minority interests in income of partnerships, net increased $1.5 million to $1.8 million for the three months ended June 30, 2003, as compared to $0.3 million for the corresponding period in 2002. Similarly, minority interests in income of partnerships, net increased $2.9 million to $3.4 million for the six months ended June 30, 2003, as compared to $0.5 million for the corresponding period in 2002. This increase is primarily due to the acquisition of a shopping center property acquired through a newly formed partnership in 2002 by issuing approximately 2.4 million downREIT units valued at $80.0 million. The downREIT units are convertible at a ratio of 1:1 into the Company's common stock and are entitled to a distribution equal to the dividend rate on the Company's common stock multiplied by 1.1057.

         Mortgage financing income decreased $0.6 million to $6.6 million for the three months ended June 30, 2003, as compared to $7.2 million for the corresponding quarter ended June 30, 2002. This decrease is primarily due to lower interest income earned related to certain real estate lending activities during the three months ended June 30, 2003 as compared to the same period last year. Mortgage financing income increased $3.8 million to $12.1 million for the six months ended June 30, 2003, as compared to $8.3 million for the corresponding six month period ended June 30, 2002. This increase is primarily due to increased interest income earned related to certain real estate lending activities during the six months ended June 30, 2003 as compared to the same period in 2002.

         Interest, dividends and other investment income decreased approximately $0.7 million and $5.4 million for the three and six months periods ended June 30, 2003, respectively, as compared to the corresponding periods in 2002. These decreases are primarily due to less realized gains on the sale of certain marketable equity and debt securities and decreased dividend income as a result of the sale of securities during 2002 and the six months ended June 30, 2003.

         Interest expense increased approximately $2.8 million and $4.1 million for the three and six months ended June 30, 2003, respectively, as compared with the same periods in 2002. These increases are primarily due to higher average outstanding borrowings during the respective periods.

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

         Effective January 1, 2001, the Company has elected taxable REIT subsidiary status for its wholly-owned development subsidiary Kimco Developers, Inc. ("KDI"). KDI is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion. During the six months ended June 30, 2003, KDI sold 11 out-parcels and three recently completed projects, in separate transactions, for approximately $67.7 million, which resulted in the recognition of pre-tax gains of approximately $7.0 million and the deferral of a pre-tax gain of approximately $3.3 million. The deferred gain will be recognized during the third quarter 2003 under the installment method in accordance with SFAS No. 66, Accounting for Sales of Real Estate.

         During the six months ended June 30, 2002, KDI sold its project in Miamisburg, OH and three out-parcels, in separate transactions, for approximately $13.1 million, which resulted in pre-tax gains of approximately $4.3 million.

         During the six months ended June 30, 2003, the Company (i) disposed of, in separate transactions, five operating properties for an aggregate sales price of approximately $47.9 million, including the assignment of approximately $1.7 million in mortgage debt encumbering one of the properties, (ii) terminated four leasehold positions in locations where a tenant in bankruptcy had rejected its lease and (iii) transferred one operating property to KROP for a price of approximately $26.3 million which approximated its net book value. These dispositions resulted in net gains of approximately $2.4 million for the six months ended June 30, 2003. For those property dispositions for which SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FASB No. 144") is applicable, the operations and gain or loss on the sale of the property have been included in the caption Discontinued operations in the Condensed Consolidated Statements of Income.

         During the six months ended June 30, 2002, the Company disposed of one operating property in Massapequa, NY for a sales price of approximately $4.1 million, including the assignment of approximately $2.7 million of mortgage debt. Gain on sale of this property was approximately $0.5 million. Cash proceeds from this disposition were used to acquire an exchange shopping center property located in Springfield, MO. In accordance with FASB No. 144 the operations and gain on sale of the property have been included in the caption Discontinued operations in the Condensed Consolidated Statements of Income.

         Net income for the three and six months ended June 30, 2003 was $61.3 million and $132.3 million, respectively. Net income for the three and six months ended June 30, 2002 was $61.1 million and $121.9 million, respectively. On a diluted per share basis, net income decreased $0.08 to $0.46 for the three month period ended June 30, 2003 as compared to $0.54 for the corresponding quarter in the previous year. On a diluted per share basis, net income improved $0.02 to $1.09 for the six month period ended June 30, 2003 as compared to $1.07 for the corresponding period in 2002. These results are primarily attributable to (i) significant leasing within the portfolio which improved operating profitability, (ii) increased contributions from KIR, the RioCan Venture and KROP, and (iii) increases in gains from KDI development sales. The diluted per share results were partially offset by a reduction in net income available to common shareholders of $0.07 resulting from the deduction of original issuance costs associated with the redemption of the Company's 7 3/4% Class A, 8 1/2% Class B and 8 3/8% Class C Cumulative Redeemable Preferred Stocks. The increase in net income for the three and six months ended June 30, 2003 as compared to the same periods last year includes the gain on early extinguishment of debt during 2003 and gains/(losses) on the disposition of operating properties.

Tenant Concentration

         The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base. At June 30, 2003, the Company's five largest tenants include The Home Depot, Kmart Corporation, Kohl's, TJX Companies and Wal-Mart, which represented approximately 3.0%, 3.0%, 2.8%, 2.7% and 1.9%, respectively, of the Company's annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

         On January 14, 2003, Kmart announced it would be closing an additional 326 locations relating to its January 22, 2002 filing of protection under Chapter 11 of the U.S. Bankruptcy Code. Nine of these locations (excluding the KIR portfolio which includes three additional locations and Kimsouth Realty, Inc., ("Kimsouth") an entity in which the Company holds a 44.5% non-controlling interest, which includes two additional locations) are leased from the Company. The annualized base rental revenues from these nine locations are approximately $4.3 million. As of June 30, 2003, Kmart rejected its lease at seven of these locations representing approximately $3.3 million of annualized base rental revenues. The Company is currently negotiating leases with prospective tenants at six of these sites and has terminated its ground lease at one site. No assurance can be provided that the remaining locations will be leased in the near term or at comparable rents previously paid by Kmart.

         The Company generally will have the right to file claims in connection with these rejected leases for lost rent equal to three years of rental obligations as well as other amounts related to obligations under the leases. Actual amounts to be received in satisfaction of these claims will be subject to Kmart's final plan of reorganization which became effective May 6, 2003 and the availability of funds to pay creditors such as the Company.

         During May 2003, the Company suspended debt service payments on an individual non-recourse mortgage loan with an outstanding principal balance of approximately $9.3 million. This non-recourse loan encumbers a former Kmart site located in Chicago, IL. The Company is actively negotiating settlement terms with the respective lender.

Liquidity and Capital Resources

         It is management's intention that the Company continually have access to the capital resources necessary to expand and develop its business. As such, the Company intends to operate with and maintain a conservative capital structure with a level of debt to total market capitalization of 50% or less. As of June 30, 2003, the Company's level of debt to total market capitalization was 29%. In addition, the Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings. The Company may, from time to time, seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage financings and other debt and equity alternatives in a manner consistent with its intention to operate with a conservative debt structure.

         Since the completion of the Company's IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $3.0 billion for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.

         During June 2003, the Company established a $500.0 million unsecured revolving credit facility, which is scheduled to expire in August 2006. This credit facility, which replaced the Company's $250.0 million unsecured revolving credit facility, has made available funds to both finance the purchase of properties and meet any short-term working capital requirements. As of June 30, 2003 there was $190.0 million outstanding under this credit facility.

         During May 2003, the Company filed a shelf registration statement on Form S-3 for up to $1.0 billion of debt securities, preferred stock, depositary shares, common stock and common stock warrants. As of June 30, 2003, the Company had $923.5 million available for issuance under this shelf registration statement.

         The Company has a $250.0 million medium-term notes ("MTN") program pursuant to which it may, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company's debt maturities.

         In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties. As of June 30, 2003, the Company had over 380 unencumbered property interests in its portfolio.

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

         The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, availability under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flows from operations were $155.0 million for the six months ended June 30, 2003, as compared to $144.4 million for the corresponding period ended June 30, 2002.

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

New Accounting Pronouncements

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (i) the equity investors (if any) do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires additional disclosures. The Company's exposure to losses associated with its unconsolidated joint ventures is limited to its carrying value in these investments. The Company is evaluating the potential impact of the adoption of FIN 46 on the Company's financial position and results of operations.

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("FASB No. 149"). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivatives Instruments and Hedging Activities. The provisions of this statement are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of FASB No. 149 is not expected to have a material adverse impact on the Company's financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("FASB No. 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The Company is evaluating the potential impact of the adoption of FASB No. 150 on the Company's financial position and results of operations.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

         As of June 30, 2003, the Company had approximately $443.0 million of floating-rate debt outstanding, including $190.0 million on its unsecured revolving credit facility. The interest rate risk on $185.0 million of such debt has been mitigated through the use of interest rate swap agreements (the "Swaps") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-party to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions. The Company believes the interest rate risk represented by the remaining $258.0 million of floating-rate debt is not material to the Company or its overall capitalization.

         As of June 30, 2003, the Company has Canadian investments totaling CAD $184.8 million (approximately USD $137.1 million) comprised of marketable securities and real estate joint ventures. In addition, the Company has Mexican real estate investments of approximately MXN $399.5 million (approximately USD $39.1 million). The foreign currency exchange risk has been mitigated through the use of foreign currency forward contracts (the "Forward Contracts") and a cross currency swap (the "CC Swap") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-party to the Forward Contracts and the CC Swap. The Company believes it mitigates its credit risk by entering into the Forward Contracts and the CC Swap with major institutions.

         The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 2003, the Company had no other material exposure to market risks.

Item 4.    Controls and Procedures

         The Company's management, with the participation of the Company's chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

         There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)

                                                                                                  JUNE 30,          DECEMBER 31,
                                                                                                   2003                2002
                                                                                              ---------------     ---------------
Assets:
     Operating real estate, net of accumulated depreciation
         of $548,204 and $516,558, respectively                                               $     2,825,519     $     2,669,648
     Investments and advances in real estate joint ventures                                           459,977             390,484
     Real estate under development                                                                    265,492             234,953
     Other real estate investments                                                                     96,651              99,542
     Mortgages and other financing receivables                                                         75,569              94,024
     Cash and cash equivalents                                                                         57,949              35,962
     Marketable securities                                                                             63,230              66,992
     Accounts and notes receivable                                                                     54,185              55,012
     Other assets                                                                                     113,760             110,261
                                                                                              ---------------     ---------------
                                                                                              $     4,012,332     $     3,756,878
                                                                                              ===============     ===============


Liabilities:
     Notes payable                                                                            $     1,502,250     $     1,302,250
     Mortgages payable                                                                                207,409             230,760
     Construction loans payable                                                                        61,474              43,972
     Other liabilities, including minority interest in partnerships                                   283,319             272,568
                                                                                              ---------------     ---------------
                                                                                                    2,054,452           1,849,550
                                                                                              ---------------     ---------------


Stockholders' Equity:
     Preferred stock, $1.00 par value, authorized 3,600,000 shares
     Class A Preferred Stock, $1.00 par value, authorized 345,000 shares
          Issued and outstanding 0 and 300,000, respectively                                             --                   300
          Aggregate liquidation preference $0 and $75,000, respectively
     Class B Preferred Stock, $1.00 par value, authorized 230,000 shares
          Issued and outstanding 0 and 200,000, respectively                                             --                   200
          Aggregate liquidation preference $0 and $50,000, respectively
     Class C Preferred Stock, $1.00 par value, authorized 460,000 shares
          Issued and outstanding 0 and 400,000, respectively                                             --                   400
          Aggregate liquidation preference $0 and $100,000, respectively
     Class F Preferred Stock, $1.00 par value, authorized 700,000 shares
          Issued and outstanding 700,000 and 0, respectively                                              700                --
          Aggregate liquidation preference $175,000 and $0, respectively
     Common stock, $.01 par value, authorized 200,000,000 shares
          Issued and outstanding 107,299,018 and 104,601,828 shares, respectively                       1,073               1,046
     Paid-in capital                                                                                2,019,699           1,984,820
     Cumulative distributions in excess of net income                                                 (76,774)            (85,367)
                                                                                              ---------------     ---------------
                                                                                                    1,944,698           1,901,399
     Accumulated other comprehensive income                                                            14,478               7,401
     Notes receivable from officer stockholders                                                        (1,296)             (1,472)
                                                                                              ---------------     ---------------
                                                                                                    1,957,880           1,907,328
                                                                                              ---------------     ---------------
                                                                                              $     4,012,332     $     3,756,878
                                                                                              ===============     ===============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            For the Three and Six Months Ended June 30, 2003 and 2002
                      (in thousands, except per share data)


                                                          Three Months Ended June 30,             Six Months Ended June 30,
                                                           2003                2002                2003                2002
                                                      ---------------     ---------------     ---------------     ---------------

Real estate operations:
      Revenues from rental property                   $       118,335     $       111,469     $       241,665     $       222,757
                                                      ---------------     ---------------     ---------------     ---------------

      Rental property expenses:
         Rent                                                   2,788               2,933               5,570               5,836
         Real estate taxes                                     15,645              15,715              30,532              30,721
         Operating and maintenance                             13,396              11,357              30,015              23,110
                                                      ---------------     ---------------     ---------------     ---------------
                                                               31,829              30,005              66,117              59,667
                                                      ---------------     ---------------     ---------------     ---------------

                                                               86,506              81,464             175,548             163,090

      Equity in income of real estate joint
         ventures, net                                         10,138               8,391              19,292              15,309
      Minority interests in income of
         partnerships, net                                     (1,806)               (268)             (3,397)               (476)
      Income from other real estate investments                 4,909               3,651               9,809               8,112
      Mortgage financing income                                 6,616               7,223              12,128               8,287
      Management and other fee income                           3,661               3,640               6,563               6,539
      Depreciation and amortization                           (20,573)            (18,032)            (40,327)            (36,105)
                                                      ---------------     ---------------     ---------------     ---------------
                Income from real estate operations             89,451              86,069             179,616             164,756
                                                      ---------------     ---------------     ---------------     ---------------


Other investments:
      Interest, dividends and other investment
         income                                                 5,291               5,965               7,693              13,092
      Other income/(loss), net                                 (1,419)                 13              (1,101)              3,885
                                                      ---------------     ---------------     ---------------     ---------------
                                                                3,872               5,978               6,592              16,977
                                                      ---------------     ---------------     ---------------     ---------------

Interest expense                                              (24,877)            (22,068)            (47,600)            (43,532)
General and administrative expenses                            (8,900)             (7,654)            (17,515)            (15,181)
Gain on early extinguishment of debt                             --                  --                 6,262                --
                                                      ---------------     ---------------     ---------------     ---------------

                Income from continuing operations
                   before income taxes                         59,546              62,325             127,355             123,020

Provision for income taxes                                     (1,241)             (2,150)             (2,514)             (5,788)
                                                      ---------------     ---------------     ---------------     ---------------

                 Income from continuing operations             58,305              60,175             124,841             117,232

Discontinued operations:
      Income from discontinued operating properties               529                 334                 850               1,603
      Gain/(loss) on disposition of operating
         properties, net                                         (867)                546               2,413                 546
                                                      ---------------     ---------------     ---------------     ---------------
                Income/(loss) from discontinued
                   operations                                    (338)                880               3,263               2,149
                                                      ---------------     ---------------     ---------------     ---------------

Gain on sale of development properties,
      net of tax of $2,253, $0, $2,802 and $1,712,
      respectively                                              3,379                --                 4,203               2,568
                                                      ---------------     ---------------     ---------------     ---------------

                Net Income                                     61,346              61,055             132,307             121,949

      Original issuance costs associated with the
         redemption of preferred stock                         (7,787)               --                (7,787)               --
      Preferred stock dividends                                (4,241)             (4,609)             (8,850)             (9,219)
                                                      ---------------     ---------------     ---------------     ---------------

                Net income available to common
                   shareholders                       $        49,318     $        56,446     $       115,670     $       112,730
                                                      ===============     ===============     ===============     ===============

Per common share:
      Income from continuing operations
        - Basic                                       $          0.47     $          0.53     $          1.07     $          1.06
                                                      ===============     ===============     ===============     ===============
        - Diluted                                     $          0.47     $          0.53     $          1.06     $          1.05
                                                      ===============     ===============     ===============     ===============
      Net income
        - Basic                                       $          0.47     $          0.54     $          1.10     $          1.08
                                                      ===============     ===============     ===============     ===============
        - Diluted                                     $          0.46     $          0.54     $          1.09     $          1.07
                                                      ===============     ===============     ===============     ===============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME For the Three and Six Months ended June 30, 2003 and 2002
                                 (in thousands)

                                                          Three Months Ended June 30,              Six Months Ended June 30,

                                                           2003                2002                2003                2002
                                                      ---------------     ---------------     ---------------     ---------------

Net income                                            $        61,346     $        61,055     $       132,307     $       121,949
                                                      ---------------     ---------------     ---------------     ---------------
Other comprehensive income:
     Unrealized gain on marketable securities                   1,324               2,753               2,756               1,009
     Unrealized gain on interest rate swaps                       132               1,285                 197               2,533
     Unrealized gain on warrants                                2,856                 881               3,473               1,170
     Unrealized gain (loss) on foreign currency
        hedge agreements                                      (14,212)                458             (11,495)                400
     Foreign currency translation adjustment                   13,486                --                12,146                --

                                                      ---------------     ---------------     ---------------     ---------------
Other comprehensive income                                      3,586               5,377               7,077               5,112
                                                      ---------------     ---------------     ---------------     ---------------


Comprehensive income                                  $        64,932     $        66,432     $       139,384     $       127,061
                                                      ===============     ===============     ===============     ===============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months ended June 30, 2003 and 2002
                                 (in thousands)

                                                                                              ---------------     ---------------
                                                                                                    2003                2002
                                                                                              ---------------     ---------------

Cash flow provided by operations                                                              $       154,959     $       144,353
                                                                                              ---------------     ---------------

Cash flow from investing activities:
    Acquisition of and improvements to operating real estate                                         (263,104)            (44,579)
    Acquisition of and improvements to real estate under development                                  (83,006)            (49,342)
    Investment in marketable securities                                                               (20,698)            (32,024)
    Proceeds from sale of marketable securities                                                        36,024              37,939
    Reimbursements of advances to joint ventures                                                         --                 1,382
    Investments and advances to real estate joint ventures                                            (93,504)            (74,278)
    Reimbursements of advances to real estate joint ventures                                           29,712               9,016
    Other real estate investments                                                                     (13,761)             (8,625)
    Redemption of minority interests in real estate partnerships                                       (3,465)               --
    Investment in mortgage loans receivable                                                           (24,057)            (90,102)
    Collection of mortgage loans receivable                                                            21,144               7,276
    Proceeds from sale of mortgage loan receivable                                                     36,723                --
    Investments in leveraged lease                                                                       --                (3,968)
    Investment in and advances received ffrom designation rights                                         --                (2,000)
    Proceeds from sale of operating properties                                                         76,584                --
    Proceeds from sale of development properties                                                       34,512              13,138
                                                                                              ---------------     ---------------
           Net cash flow used for investing activities                                               (266,896)           (236,167)
                                                                                              ---------------     ---------------

Cash flow from financing activities:
    Principal payments on debt, excluding
       normal amortization of rental property debt                                                    (12,476)               --
    Principal payments on rental property debt                                                         (2,770)             (3,032)
    Principal payments on construction loan financings                                                (14,998)               --
    Proceeds from mortgage financings                                                                  21,360              11,200
    Proceeds from construction loan financings                                                         32,500                --
    Borrowings under revolving credit facility                                                        150,000             140,000
    Proceeds from issuance of medium-term note                                                         50,000                --
    Payment of unsecured obligation                                                                      --               (11,300)
    Dividends paid                                                                                   (124,575)           (117,676)
    Proceeds from issuance of stock                                                                   259,883               6,234
    Redemption of preferred stock                                                                    (225,000)               --
                                                                                              ---------------     ---------------
            Net cash flow provided by financing activities                                            133,924              25,426
                                                                                              ---------------     ---------------

        Change in cash and cash equivalents                                                            21,987             (66,388)

Cash and cash equivalents, beginning of period                                                         35,962              93,847
                                                                                              ---------------     ---------------
Cash and cash equivalents, end of period                                                      $        57,949     $        27,459
                                                                                              ===============     ===============

Interest paid during the period                                                               $        50,502     $        44,116
                                                                                              ===============     ===============

Income taxes paid during the period                                                           $         9,255     $         2,890
                                                                                              ===============     ===============

Supplemental schedule of noncash investing/financing activities:


    Acquisition of real estate interest by assumption of mortgage debt                        $          --       $         3,477
                                                                                              ===============     ===============

    Disposition of real estate interest by assignment of mortgage debt                        $        23,068     $         2,667
                                                                                              ===============     ===============

    Proceeds held in escrow from sale of real estate interests                                $          --       $           501
                                                                                              ===============     ===============

    Notes received upon disposition of real estate interests                                  $        14,490     $          --
                                                                                              ===============     ===============

    Notes received upon exercise of stock options                                             $           100     $           528
                                                                                              ===============     ===============

    Declaration of dividends paid in succeeding period                                        $        59,238     $        57,493
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

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------

1.       Interim Financial Statements

Principles of Consolidation -

         The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation (the "Company"), its subsidiaries, all of which are wholly owned, and all partnerships in which the Company has a controlling interest. The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K and Current Report on Form 8-K dated June 6, 2003.

         Certain 2002 amounts have been reclassified to conform to the 2003 financial statement presentation.

Income Taxes -

         The Company and its qualified REIT subsidiaries file a consolidated federal income tax return. The Company has made an election to qualify, and believes it is operating so as to qualify, as a Real Estate Investment Trust (a "REIT") for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under Section 856 through 860 of the Internal Revenue Code, as amended (the "Code"). However, in connection with the Tax Relief Extension Act of 1999, which became effective January 1, 2001, the Company is now permitted to participate in certain activities which it was previously precluded from in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries under the Code. As such, the Company will be subject to federal and state income taxes on the income from these activities. During the six months ended June 30, 2003, the Company's provision for federal and state income taxes was approximately $5.3 million relating to activities conducted in its taxable REIT subsidiaries.

Earnings Per Share -

         The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

                                                          Three Months Ended June 30,              Six Months Ended June 30,
                                                            2003               2002                2003                2002
                                                      ---------------     ---------------     ---------------     ---------------
Computation of Basic Earnings Per Share:

  Income from continuing operations                   $        58,305     $        60,175     $       124,841     $       117,232

  Gain on sale of development properties,
  net of provision for income taxes                             3,379                --                 4,203               2,568

  Original issuance costs associated with the
  redemption of preferred stock                                (7,787)               --                (7,787)               --

  Preferred stock dividends                                    (4,241)             (4,609)             (8,850)             (9,219)
                                                      ---------------     ---------------     ---------------     ---------------

  Income from continuing operations
  applicable to common shares                                  49,656              55,566             112,407             110,581

Income/(loss) from discontinued operations                       (338)                880               3,263               2,149
                                                      ---------------     ---------------     ---------------     ---------------

  Net income applicable to common shares              $        49,318     $        56,446     $       115,670     $       112,730
                                                      ===============     ===============     ===============     ===============

  Weighted average common shares
  outstanding                                                 105,179             104,413             104,946             104,356

Basic Earnings Per Share:

    Income from continuing operations                 $          0.47     $          0.53     $          1.07     $          1.06
    Income from discontinued operations                          --                  0.01                0.03                0.02
                                                      ---------------     ---------------     ---------------     ---------------
    Net income                                        $          0.47     $          0.54     $          1.10     $          1.08
                                                      ===============     ===============     ===============     ===============

Computation of Diluted Earnings Per Share:

  Income from continuing operations
  applicable to common shares                         $        49,656     $        55,566     $       112,407     $       110,581


  Dividends on convertible downREIT units                       1,423                --                 2,846                --
                                                      ---------------     ---------------     ---------------     ---------------

  Income from continuing operations for
  diluted earnings per share                                   51,079              55,566             115,253             110,581

  Income/(loss) from discontinued operations                     (338)                880               3,263               2,149
                                                      ---------------     ---------------     ---------------     ---------------

  Net income for diluted earnings per share           $        50,741     $        56,446     $       118,516     $       112,730
                                                      ===============     ===============     ===============     ===============

  Weighted average common shares
  outstanding - basic                                         105,179             104,413             104,946             104,356

  Effect of dilutive securities: stock options                  1,651               1,093               1,355               1,073

    Assumed conversion of Class D Preferred
    stock to common stock                                        --                  --                  --                     8

  Assumed conversion of downREIT units                          2,383                --                 2,415                --
                                                      ---------------     ---------------     ---------------     ---------------

    Shares for diluted earnings per share                     109,213             105,506             108,716             105,437
                                                      ---------------     ---------------     ---------------     ---------------

Diluted Earnings Per Share:
    Income from continuing operations                 $          0.47     $          0.53     $          1.06     $          1.05
    Income from discontinued operations                         (0.01)               0.01                0.03                0.02
                                                      ---------------     ---------------     ---------------     ---------------
    Net income                                        $          0.46     $          0.54     $          1.09     $          1.07
                                                      ===============     ===============     ===============     ===============

         The Company maintains a stock option plan (the "Plan") for which prior to January 1, 2003 the Company accounted for under the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25), issued in March 2000. Effective January 1, 2003, the Company adopted the prospective method provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure and Amendment of FASB Statement No. 123 ("FASB No. 148"), which will apply the recognition provisions of FASB No. 123, Accounting for Stock-Based Compensation ("FASB No. 123") to all employee awards granted, modified or settled after January 1, 2003. Awards under the Company's Plan generally vest ratably over a three-year term and expire ten years from the date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three and six months ended June 30, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of FASB No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding stock awards in each period (amounts presented in thousands, expect per share data):

                                                                  Three Months                            Six Months
                                                                 Ended June 30,                         Ended June 30,
                                                           2003                2002                 2003                2002
                                                      ---------------     ---------------     ---------------     ---------------

Net income, as reported                               $        61,346     $        61,055     $       132,307     $       121,949
  Add: Stock based employee compensation
  expense included in reported net income                        --                  --                    15                --
  Deduct: Total stock based employee
  compensation expense determined under
  fair value based method for all awards                         (737)               (788)             (1,489)             (1,576)
                                                      ---------------     ---------------     ---------------     ---------------

Pro Forma Net income - Basic                          $        60,609     $        60,267     $       130,833     $       120,373
                                                      ===============     ===============     ===============     ===============

Earnings Per Share
  Basic - as reported                                 $          0.47     $          0.54     $          1.10     $          1.08
                                                      ===============     ===============     ===============     ===============
  Basic - pro forma                                   $          0.46     $          0.53     $          1.09     $          1.07
                                                      ===============     ===============     ===============     ===============

Net income for diluted earnings per share             $        50,741     $        56,446     $       118,516     $       112,730
  Add: Stock based employee compensation
  expense included in reported net income                        --                  --                    15                --
  Deduct: Total stock based employee
  compensation expense determined under
  fair value based method for all awards                         (737)               (788)             (1,489)             (1,576)
                                                      ---------------     ---------------     ---------------     ---------------

Pro Forma Net income - Diluted                        $        50,004     $        55,658     $       117,042     $       111,154
                                                      ===============     ===============     ===============     ===============

Earnings Per Share
  Diluted - as reported                               $          0.46     $          0.54     $          1.09     $          1.07
                                                      ===============     ===============     ===============     ===============
  Diluted - pro forma                                 $          0.46     $          0.53     $          1.08     $          1.05
                                                      ===============     ===============     ===============     ===============

         In addition, there were approximately 12,750 and 1,163,175 stock options that were anti-dilutive as of June 30, 2003 and 2002, respectively.

New Accounting Pronouncements -

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (i) the equity investors (if any) do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires additional disclosures. The Company's exposure to losses associated with its unconsolidated joint ventures is limited to its carrying value in these investments. The Company is evaluating the potential impact of the adoption of FIN 46 on the Company's financial position and results of operations.

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("FASB No. 149"). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivatives Instruments and Hedging Activities. The provisions of this statement are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of FASB No. 149 is not expected to have a material adverse impact on the Company's financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("FASB No. 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The Company is evaluating the potential impact of the adoption of FASB No. 150 on the Company's financial position and results of operations.

2.       Operating Property Activities

         During the six months ended June 30, 2003, the Company acquired 10 operating properties, comprising approximately 1.4 million square feet of gross leaseable area ("GLA"), for an aggregate purchase price of approximately $223.6 million.

         During the six months ended June 30, 2003, the Company (i) disposed of, in separate transactions, five operating properties for an aggregate sales price of approximately $47.9 million, including the assignment of approximately $1.7 million in mortgage debt encumbering one of the properties, (ii) terminated four leasehold positions in locations where a tenant in bankruptcy had rejected its lease and (iii) transferred one operating property to the Kimco Retail Opportunity Portfolio ("KROP"), a joint venture with GE Capital Real Estate ("GECRE"), which the Company manages and has a 20% non-controlling interest, for a price of approximately $26.3 million, which approximated its net book value. These dispositions resulted in net gains of approximately $2.4 million for the six months ended June 30, 2003. For those property dispositions for which SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FASB No. 144") is applicable, the operations and gain or loss on the sale of the property have been included in the caption Discontinued operations in the Condensed Consolidated Statements of Income.

3.       Discontinued Operations

         In accordance with FASB No. 144, the Company reports as discontinued operations assets held for sale (as defined by FASB No. 144) and operating assets sold in the current period. All results of these discontinued operations are included in a separate component of income on the Condensed Consolidated Statements of Income under Discontinued operations. This change has resulted in certain reclassifications of 2002 financial statement amounts.

         The components of Income from operations related to discontinued operations for the three months and six months ended June 30, 2003 and 2002 are shown below. These include the results of operations through the date of sale for each property sold during 2003 and 2002 and the operations for the applicable period for those assets classified as held for sale as of June 30, 2003 (in thousands):

                                                          Three Months Ended June 30,              Six Months Ended June 30,
                                                           2003                2002                2003                2002
                                                      ---------------     ---------------     ---------------     ---------------
Discontinued operations:
Revenues from rental property                         $           531     $         4,011     $         1,569     $         8,714
Rental property expenses                                          111              (2,172)               (472)             (4,449)
                                                      ---------------     ---------------     ---------------     ---------------
Income from property operations                                   642               1,839               1,097               4,265

Depreciation and amortization                                    (113)             (1,105)               (253)             (1,879)
Interest expense                                                 --                  (416)                (11)               (797)
Other                                                            --                    16                  17                  14
                                                      ---------------     ---------------     ---------------     ---------------

Income from discontinued operating
properties                                                        529                 334                 850               1,603

Gain/(loss) on disposition of operating
properties, net                                                  (867)                546               2,413                 546
                                                      ---------------     ---------------     ---------------     ---------------

Income/(loss) from discontinued
operations                                            $          (338)    $           880     $         3,263     $         2,149
                                                      ===============     ===============     ===============     ===============

4.       Kimco Developers, Inc. ("KDI")

         Effective January 1, 2001, the Company elected taxable REIT subsidiary status for its wholly-owned development subsidiary, KDI. During the six months ended June 30, 2003, KDI acquired five land parcels, in separate transactions, for the ground-up development of shopping centers and subsequent sale thereof upon completion for an aggregate purchase price of approximately $21.7 million.

         During the six months ended June 30, 2003, KDI sold 11 out-parcels and three recently completed projects, in separate transactions, for approximately $67.7 million, which resulted in the recognition of pre-tax gains of approximately $7.0 million and the deferral of a pre-tax gain of approximately $3.3 million. The deferred gain will be recognized during the third quarter 2003 under the installment method in accordance with SFAS No. 66, Accounting for Sales of Real Estate.

         Additionally, during the six months ended June 30, 2003, KDI obtained construction financing on a ground-up development project for an aggregate loan amount of up to $9.9 million, of which approximately $2.4 million has been funded to KDI as of June 30, 2003. As of June 30, 2003, KDI had nine loans with total commitments of up to $127.7 million of which $61.5 million had been funded to KDI. These loans have maturities ranging from 18 to 36 months and a weighted average interest rate of 3.71% at June 30, 2003.

5.       Investment and Advances in Real Estate Joint Ventures

Kimco Income REIT -

         During 1998, the Company formed Kimco Income REIT ("KIR"), a limited partnership which the Company manages, established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages. As of June 30, 2003 the KIR portfolio was comprised of 70 properties aggregating 14.6 million square feet of GLA located in 21 states.

         The Company holds a 43.3% non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting. The Company's equity in income of KIR for the six months ended June 30, 2003 and 2002 was approximately $10.1 million and $7.8 million, respectively. During 2003, the Company contributed approximately $10.8 million in cash to KIR in connection with its subscription agreement.

         In addition, KIR entered into a master management agreement with the Company, whereby, the Company will perform services for fee relating to the management, operation, supervision and maintenance of the joint venture properties. For the six months ended June 30, 2003 and 2002, the Company earned management fees of approximately $1.4 million and $1.2 million, respectively.

RioCan Venture -

         During October 2001, the Company formed a joint venture (the "RioCan Venture") with RioCan Real Estate Investment Trust ("RioCan", Canada's largest publicly traded REIT measured by GLA) in which the Company has a 50% non-controlling interest, to acquire retail properties and development projects in Canada. The acquisitions and development projects are to be sourced and managed by RioCan and are subject to review and approval by a joint oversight committee consisting of RioCan management and the Company's management personnel. As of June 30, 2003, the RioCan Venture consisted of 29 shopping center properties and five development projects aggregating 6.9 million square feet of GLA. During the six months ended June 30, 2003 and 2002 the Company recognized equity in income of the RioCan Venture of approximately $5.6 million and $2.6 million, respectively.

KROP Venture -

         During October 2001, the Company formed KROP, a joint venture with GECRE which the Company manages and has a 20% non-controlling interest. The purpose of this venture is to acquire established, high-growth potential retail properties in the United States. The initial funding for this venture consists of an equity pool of up to $250.0 million, provided $50.0 million by the Company and $200.0 million by GECRE. The Company will be responsible for the day-to-day management, redevelopment and leasing of the properties acquired and will be paid fees for those services. In addition, the Company will earn fees related to the acquisition and disposition of the properties by KROP. Capital contributions will only be required as suitable opportunities arise and are agreed to by the Company and GECRE.

         As of June 30, 2003 the KROP venture consisted of 20 properties aggregating 2.8 million square feet of GLA located in nine states. For the six months ended June 30, 2003 and 2002, the Company recognized equity in income of KROP of approximately $0.9 million and $0.2 million, respectively. Additionally, during the six months ended June 30, 2003, the Company earned management and acquisition fees of approximately $1.7 million and $1.2 million, respectively.

Other Real Estate Joint Ventures -

         During June 2003, the Company acquired a former Service Merchandise property located in Novi, MI through a joint venture, in which the Company has a 42.5% non-controlling interest. The property was purchased for a purchase price of approximately $4.1 million.

         During June 2003, the Company acquired a property located in South Bend, IN, through a joint venture in which the Company has a 37.5% non-controlling interest. The property was purchased for an aggregate purchase price of approximately $4.9 million.

         Additionally, during the six months ended June 30, 2003, the Company acquired three properties, in separate transactions, through a joint venture in which the company has a 50% non-controlling interest. These properties were purchased for an aggregate purchase price of approximately $41.2 million.

6.       Other Real Estate Investments

Kimsouth -

         During November 2002, the Company through its taxable REIT subsidiary, together with Prometheus Southeast Retail Trust, completed the merger and privatization of Konover Property Trust, which has been renamed Kimsouth Realty, Inc., ("Kimsouth"). The Company acquired 44.5% of the common stock of Kimsouth, which consisted primarily of 38 retail shopping center properties comprising approximately 4.6 million square feet of GLA. Total acquisition value was approximately $280.9 million including approximately $216.2 million in mortgage debt. The Company's investment strategy with respect to Kimsouth includes re-tenanting, repositioning and disposition of the properties. During the six months ended June 30, 2003, Kimsouth sold five properties for net proceeds of approximately $26.5 million including the assignment of approximately $1.3 million of mortgage debt encumbering one of the properties. For the six months ended June 30, 2003, the Company recognized equity in income of Kimsouth of $5.9 million before income taxes. Additionally, during the six months ended June 30, 2003, the Company earned management fees of approximately $0.4 million.

Preferred Equity Capital -

         During 2002, the Company established a preferred equity program, which provides capital to developers and owners of shopping centers. As of June 30, 2003, the Company has provided an aggregate of approximately $43.5 million in investment capital to developers and owners of 15 properties. The Company earned approximately $1.5 million for the six months ended June 30, 2003 from these investments.

7.       Mortgages and Other Financing Receivables

         During August 2001, the Company through a joint venture in which the Company has a 50% interest, provided $27.5 million of debtor-in-possession financing (the "Ames Loan") to Ames Department Stores, Inc., ("Ames"), a retailer in bankruptcy. This loan bore interest at prime plus 6.0%, was collateralized by all real estate owned by Ames and was scheduled to mature in August 2003.

         During September 2002, the Ames Loan, was restructured as a two-year $100.0 million secured revolving loan of which the Company has a 40% interest. This revolving loan is collateralized by all of Ames' real estate interests. The loan bears interest at 8.5% per annum and provides for contingent interest upon the successful disposition of the Ames properties. During January 2003, Ames paid the outstanding balance of approximately $4.1 million. As of June 30, 2003, there was no balance outstanding on this revolving loan. During the six months ended June 30, 2003, the Company earned approximately $4.7 million in additional interest.

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

         During May 2002, the Company provided a $15.0 million three-year loan to Frank's Nursery & Crafts, Inc. ("Frank's"), at an interest rate of 10.25% per annum collateralized by 40 real estate interests. Interest is payable quarterly in arrears. An additional $17.5 million revolving loan at an interest rate of 10.25% per annum was also established. As of June 30, 2003, the outstanding loan balance was approximately $15.0 million. As an inducement to make these loans, Frank's issued the Company approximately 4.4 million warrants with an exercise price of $1.15 per share, and 5.0 million warrants with an exercise price of $2.00 per share.

         Additionally, during the six months ending June 30, 2003, the Company provided, in separate transactions, an aggregate $19.7 million of additional mortgage financing. These loans have maturities generally ranging from three to 30 years and accrue interest at rates ranging from 7.00% to 12.25%.

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

         During May 2003, the Company suspended debt service payments on an individual non-recourse mortgage loan with an outstanding principal balance of approximately $9.3 million. This non-recourse loan encumbers a former Kmart site located in Chicago, IL. The Company is actively negotiating settlement terms with the respective lender.

9.       Debt Financing

         During May 2003, the Company issued $50.0 million of fixed-rate unsecured senior notes under its medium-term notes ("MTN") program. This fixed rate MTN matures in May 2010 and bears interest at 4.62% per annum, payable semi-annually in arrears. The proceeds from this MTN issuance were used primarily for the partial redemption of the Company's 7 3/4% Class A Cumulative Redeemable Preferred Stock.

10.      Preferred Stock and Common Stock Transactions

         During June 2003, the Company redeemed all 2,000,000 outstanding depositary shares of the Company's 8 1/2% Class B Cumulative Redeemable Preferred Stock, par value $1.00 per share ("Class B Preferred Stock"), all 3,000,000 outstanding depositary shares of the Company's 7 3/4% Class A Cumulative Redeemable Preferred Stock, par value $1.00 per share ("Class A Preferred Stock") and all 4,000,000 outstanding depositary shares of the Company's 8 3/8% Class C Cumulative Redeemable Preferred Stock, par value $1.00 per share ("Class C Preferred Stock"), each at a redemption price of $25.00 per depositary share, totaling $225.0 million, plus accrued dividends.

         During June 2003, the Company issued 7,000,000 Depositary Shares (the "Class F Depositary Shares"), each representing a one-tenth fractional interest in a share of the Company's 6.65% Class F Cumulative Redeemable Preferred Stock, par value $1.00 per share (the "Class F Preferred Stock"). Dividends on the Class F Depositary Shares are cumulative and payable quarterly in arrears at the rate of 6.65% per annum based on the $25.00 per share initial offering price, or $1.6625 per annum. The Class F Depositary Shares are redeemable, in whole or part, for cash on or after June 5, 2008 at the option of the Company, at a redemption price of $25.00 per depositary share, plus any accrued and unpaid dividends thereon. The Class F Depositary Shares are not convertible or exchangeable for any other property or securities of the Company. Net proceeds from the sale of the Class F Depositary Shares, totaling approximately $169.0 million (after related transaction costs of $6.0 million) were used to redeem all of the Company's Class B Preferred Stock and Class C Preferred Stock and to fund a portion of the redemption of the Company's Class A Preferred Stock.

         Additionally, during June 2003, the Company completed a primary public stock offering of 2,070,000 shares of Common Stock. The net proceeds from this sale of common stock, totaling approximately $76.0 million (after related transaction costs of $0.7 million) will be used for general corporate purposes, including the acquisition of interests in real estate properties as suitable opportunities arise.

11.      Tenant Concentration

         On January 14, 2003, Kmart announced it would be closing an additional 326 locations relating to its January 22, 2002 filing of protection under Chapter 11 of the U.S. Bankruptcy Code. Nine of these locations (excluding the KIR portfolio which includes three additional locations and Kimsouth which includes two additional locations) are leased from the Company. The annualized base rental revenues from these nine locations are approximately $4.3 million. As of June 30, 2003, Kmart rejected its lease at seven of these locations representing approximately $3.3 million of annualized base rental revenues. The Company is currently negotiating leases with prospective tenants at six of theses sites and has terminated its lease at one site. No assurance can be provided that the remaining locations will be leased in the near term or at comparable rents previously paid by Kmart.

         As of June 30, 2003, Kmart represented 3.0% of annualized base rents and 5.1% of leased GLA.

         The Company generally will have the right to file claims in connection with rejected leases for lost rent equal to three years of rental obligations as well as other amounts related to obligations under the leases. Actual amounts to be received in satisfaction of these claims will be subject to Kmart's final plan of reorganization which became effective May 6, 2003 and the availability of funds to pay creditors such as the Company.

12.      Pro Forma Financial Information

         As discussed in Note 2, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the six months ended June 30, 2003. The pro forma financial information set forth below is based upon the Company's historical Condensed Consolidated Statements of Income for the six months ended June 30, 2003 and 2002, adjusted to give effect to these transactions as of January 1, 2002.

         The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred as of January 1, 2002, nor does it purport to represent the results of future operations. (Amounts presented in millions, except per share figures).

                                                 Six Months Ended June 30,
                                                 2003                 2002
                                            ---------------     ---------------
Revenues from rental property               $         246.7     $         233.9
Net income                                  $         130.7     $         124.8
Net income per common share:
              Basic                         $          1.09     $          1.11
                                            ===============     ===============
              Diluted                       $          1.08     $          1.10
                                            ===============     ===============

13.      Mid-Atlantic Realty Trust Merger

         On June 18, 2003, the Company and Mid-Atlantic Realty Trust ("Mid-Atlantic") announced that the two companies have entered into a definitive merger agreement (the "Merger Agreement"). Under the terms of the Merger Agreement, which was unanimously approved by the Boards of both companies, the Company will acquire all of the outstanding shares of Mid-Atlantic for $21.00 per share in a cash transaction in which Mid-Atlantic will merge with and into a wholly-owned subsidiary of the Company. The merger will require the approval of holders of 66 2/3% of Mid-Atlantic's outstanding shares.

         Subject to certain conditions, limited partners in Mid-Atlantic's operating partnership will be offered the same cash consideration for each outstanding unit and will be offered the opportunity (in lieu of cash) to exchange their interests for preferred units in the operating partnership upon the closing of the transaction. The merger of the Company does not require the approval of the limited partners of Mid-Atlantic's operating partnership.

         The transaction has a total equity value of approximately $444.0 million based upon Mid-Atlantic's approximately 21 million common shares and partnership units outstanding. The Company will acquire the properties subject to Mid-Atlantic's net debt, which, as of March 31, 2003, was approximately $236.0 million. The merger is subject to customary closing conditions, and is currently expected to close on or about (but in no event before) September 15, 2003.

         The Merger Agreement may be terminated if, among other reasons, the Mid-Atlantic Board withdraws or modifies its approval in order to accept an Acquisition Proposal (as defined in the Merger Agreement), provided that Mid-Atlantic pays the Company a termination fee of $15.5 million and break-up expenses of up to $2.5 million. In certain other circumstances, the Merger Agreement may be terminated and result in payment of a termination fee and/or break-up expenses.

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

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         In connection with the Annual Meeting of Stockholders held on May 15, 2003 (the "Meeting"), stockholders were asked to vote with respect to (i) the election of Directors to serve for the ensuing year and (ii) to approve an increase of the number of shares of the Company's Common Stock subject to Option under the Company's 1998 Equity Participation Plan by 5,000,000 shares.

         A total of 88,715,454 votes were cast regarding Proposal I and Proposal II as follows:

Proposal I - Election of Directors

                                                                     Against/
                                    Votes             For            Withheld
                                    -----             ---            --------
     Nominees:
     Martin S. Kimmel            88,715,454        70,192,582       18,522,872
     Milton Cooper               88,715,454        70,728,200       17,987,254
     Richard G. Dooley           88,715,454        70,236,907       18,478,547
     Joe Grills                  88,715,454        84,654,143        4,061,311
     David B. Henry              88,715,454        84,544,758        4,170,696
     Michael J. Flynn            88,715,454        84,535,198        4,180,256
     Frank Lourenso              88,715,454        70,043,198       18,672,256

Proposal II -   Increase of shares subject to Option under the 1998 Equity
                Participation Plan by 5,000,000 shares

                        Votes            For           Against        Abstain

                     88,715,454       83,626,927      4,633,321       455,206


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

         10.11 Credit Agreement

         $500,0000,000 Credit Agreement dated as of June 3, 2003 among Kimco Realty Corporation, the Several Lenders from Time to Time Parties Hereto, JPMorgan Chase Bank, as Issuing Lender, Bank One, NA, Wachovia Bank, National Association as Syndication Agents, UBS AG, Cayman Island Branch, The Bank of Nova Scotia, New York Agency as Documentation Agents, The Bank of New York, Eurohypo AG, New York Branch, Keybank National Association, Merrill Lynch Bank USA, Suntrust as Co-Agents and JPMorgan Chase Bank as Administrative Agent.

         31.1 Certification of the Company's Chief Executive Officer, Milton Cooper, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of the Company's Chief Financial Officer, Michael V. Pappagallo, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of the Company's Chief Executive Officer, Milton Cooper, and the Company's Chief financial Officer Michael V. Pappagallo, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Form 8-K -

         A Current Report on Form 8-K dated April 16, 2003 was filed under Item 5 relating to the unanimous written consent of the Board of Directors of Kimco Realty Corporation, dated April 7, 2003 adopting the First Amendment to the 1998 Equity Participation Plan.

         A Current Report on Form 8-K dated April 28, 2003 was furnished under
Item 9 relating to the announcement of the Company's first quarter 2003 operating results.

         A Current Report on Form 8-K dated May 1, 2003 was filed under Item 5 relating to the announcement of the redemption of all 2,000,000 outstanding depositary shares of the Company's 8 1/2% Class B Cumulative Redeemable Preferred Stock.

         A Current Report on form 8-K dated May 5, 2003 was furnished under Item 9 relating to the certifications of the Company's Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

         A Current Report on Form 8-K dated May 8, 2003 was filed under Item 5 and Item 7 relating to (i) the Company's announcement of its completed offering of 7,000,000 depositary shares, each representing a one-tenth interest in a share of the Company's 6.65% Class F Cumulative Redeemable Preferred Stock, (ii) the Company's announcement relating to the called redemption of all outstanding shares of the Company's 7 3/4% Class A Cumulative Redeemable Preferred Stock and for the redemption of all outstanding shares of the Company's 8 3/8% Class C Cumulative Redeemable Preferred Stock and (iii) the computation of the Company's ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the three months ended March 31, 2003.

         A Current Report on Form 8-K dated May 7, 2003 was filed under Item 7 to disclose the Underwriting and Term Agreements, dated May 7, 2003, by and among Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Warburg LLC (acting on behalf of themselves and the other named underwriters) and the Company in connections with the offering of 7,000,000 Depositary Shares each representing a one-tenth interest in a share of 6.65% Class F Cumulative Redeemable Preferred Stock.

         A Current Report on form 8-K dated June 6, 2003 was filed under Item 5, relating to the Company's election to re-issue in an updated format the presentation of its historical financial statements filed on Form 10-K for the year ended December 31, 2002 in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

         A Current Report on Form 8-K dated June 18, 2003 was filed under Item 5, relating to the announcement and disclosure of the Company's execution of a definitive merger agreement by and among Mid-Atlantic Realty Trust and the Company.

         A Current Report on Form 8-K dated June 24, 2003 was filed under Item 7 to disclose the Underwriting and Terms Agreement, dated June 24, 2003, by and between UBS Securities LLC and the Company in connection with the Company's 2,070,000 common stock offering during June 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             KIMCO REALTY CORPORATION




August 11, 2003                              /s/  Milton Cooper
--------------------                         ------------------------------
(Date)                                       Milton Cooper
                                             Chief Executive Officer




August 11, 2003                              /s/  Michael V. Pappagallo
--------------------                         ------------------------------
(Date)                                       Michael V. Pappagallo
                                             Chief Financial Officer