Form 10-Q
period 2003-09-30
KIMCO REALTY CORP
filed 2003-11-10
CIK 879101

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ------------------


Commission file number     1-10899
                       --------------------------------------------------



                            Kimco Realty Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                   13-2744380
-------------------------------          -----------------------------------
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

             110,413,027 shares outstanding as of October 31, 2003.


                                     1 of 33

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed Consolidated Financial Statements - Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002.

         Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2003 and 2002.

         Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2003 and 2002.

         Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2003 and 2002.

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

Results of Operations

               Revenues from rental property increased $13.0 million or 12.1% to $120.3 million for the three months ended September 30, 2003, as compared with $107.3 million for the corresponding quarter ended September 30, 2002. Similarly, revenues from rental property increased $31.2 million or 9.6% to $357.6 million for the nine months ended September 30, 2003, as compared with $326.4 million for the corresponding nine month period ended September 30, 2002. These net increases resulted primarily from the combined effect of (i) the acquisition of 11 operating properties during 2003 and through calendar year 2002 (13 shopping center properties) providing incremental revenues of $11.8 million and $29.8 million for the three and nine months ended September 30, 2003, respectively (ii) an overall increase in shopping center portfolio occupancy to 89.5% at September 30, 2003 as compared to 86.0% at September 30, 2002 and the completion of certain development and redevelopment projects providing incremental revenues of approximately $4.6 million and $20.0 million, respectively, as compared to the corresponding three and nine months ended September 30, 2002 offset by (iii) a decrease in revenues of $8.4 million for the nine months ended September 30, 2003, resulting from the bankruptcy filing of Kmart Corporation ("Kmart") and Ames Departments Stores, Inc. ("Ames") and subsequent rejection of leases and (iv) a decrease of revenues of approximately $3.4 million and $10.2 million for the three and nine months ended September 30, 2003, respectively, resulting from the sale of certain development properties and tenant buyouts.

               Rental property expenses, including depreciation and amortization, increased approximately $6.3 million or 13.3% to $52.7 million for the three months ended September 30, 2003, as compared with $46.4 million for the corresponding quarter ended September 30, 2002. Similarly, rental property expenses, including depreciation and amortization, increased $16.6 million or 11.8% to $156.9 million for the nine months ended September 30, 2003, as compared with $140.3 million for the corresponding period in the preceding year. The rental property expense components of operating and maintenance and depreciation and amortization increased approximately $5.0 million and $15.8 million for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding periods in 2002. These increases were primarily due to increased snow removal costs in 2003 and property acquisitions during 2003 and 2002.


               Equity in income of real estate joint ventures, net increased $2.1 million to $11.2 million for the three months ended September 30, 2003, as compared to $9.1 million for the corresponding period in 2002. Similarly, equity in income of real estate joint ventures, net increased $6.1 million to $30.5 million for the nine months ended September 30, 2003, as compared with $24.4 million for the corresponding period in 2002. These increases are primarily attributable to the equity in income from the Kimco Income REIT joint venture investment ("KIR"), the RioCan joint venture investment ("RioCan Venture") and the Kimco Retail Opportunity Portfolio joint venture investment ("KROP"). The Company has made additional capital investments in these joint ventures and other joint ventures for the acquisition of additional shopping center properties by the ventures through 2002 and the nine months ended September 30, 2003.

               Minority interest in income of partnerships, net increased $2.0 million to $2.3 million for the three months ended September 30, 2003, as compared to $0.3 million for the corresponding period in 2002. Similarly, minority interest in income of partnerships, net increased $5.0 million to $5.7 million for the nine months ended September 30, 2003, as compared to $0.7 million for the corresponding period in 2002. These increases are primarily due to the acquisition of a shopping center property through a partnership formed in 2002 by issuing approximately 2.4 million downREIT units valued at $80.0 million at the date of acquisition. The downREIT units are convertible at a ratio of 1:1 into the Company's common stock and are entitled to a distribution equal to the dividend rate on the Company's common stock multiplied by 1.1057.

               Mortgage financing income decreased $0.9 million to $3.6 million for the three months ended September 30, 2003, as compared to $4.5 million for the corresponding quarter ended September 30, 2002. This decrease is primarily due to lower interest income earned related to certain real estate lending activities during the three months ended September 30, 2003 as compared to the same period last year. Mortgage financing income increased $3.0 million to $15.8 million for the nine months ended September 30, 2003, as compared to $12.8 million for the corresponding nine month period ended September 30, 2002. This increase is primarily due to increased interest income earned related to certain real estate lending activities during the nine months ended September 30, 2003 as compared to the same period in 2002.

               Management and other fee income increased approximately $1.7 million and $1.8 million for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding periods in 2002. These increases are primarily due to (i) increased management fees from KIR resulting from the growth of the KIR portfolio (ii) increased management and acquisition fees resulting from the growth of the KROP portfolio and (iii) increased property management activities providing incremental fee income of $1.1 million and $0.3 million for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002.

               Other income/(loss), net decreased approximately $2.1 million and $7.1 million for the three and nine month periods ended September 30, 2003, respectively, as compared to the same periods in 2002. These decreases are primarily due to prior year pre-tax profits earned in 2002 from the Company's participation in ventures established to provide inventory liquidation services to regional retailers in bankruptcy.

               Interest expense increased approximately $4.4 million and $8.4 million for the three and nine months ended September 30, 2003, respectively, as compared with the same periods in 2002. These increases are primarily due to higher average outstanding borrowings during the respective periods.

               General and administrative expenses increased approximately $3.3 million and $5.7 million for the three and nine month periods ended September 30, 2003, respectively, as compared to the same periods in 2002. These increases are primarily due to (i) increased staff levels associated with the growth of the Company and (ii) other personnel related costs associated with a realignment of our regional operations.

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

               Effective January 1, 2001, the Company has elected taxable REIT subsidiary status for its wholly-owned development subsidiary Kimco Developers, Inc. ("KDI"). KDI is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion. During the three months ended September 30, 2003, KDI sold five out-parcels and one recently completed project, in separate transactions for approximately $50.8 million which resulted in pre-tax gains of approximately $8.3 million. Similarly, during the nine months ended September 30, 2003, KDI sold 16 out-parcels and four recently completed projects, in separate transactions for approximately $118.5 million, which resulted in the recognition of pre-tax gains of approximately $15.3 million.

               During the nine months ended September 30, 2002, KDI sold three projects and six out-parcels, in separate transactions, for approximately $51.6 million, including the assignment of approximately $17.7 million of mortgage debt encumbering one of the properties. These sales resulted in pre-tax gains of approximately $9.2 million.

               During the nine months ended September 30, 2003, the Company (i) disposed of, in separate transactions, six operating properties for an aggregate sales price of approximately $112.5 million, including the assignment of approximately $1.7 million of mortgage debt encumbering one of the properties,
(ii) terminated four leasehold positions in locations where a tenant in bankruptcy had rejected its lease and (iii) transferred two operating properties to KROP for a price of approximately $85.0 million which approximated their net book value. These dispositions resulted in net gains of approximately $30.5 million for the nine months ended September 30, 2003.

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

               Net income for the three and nine months ended September 30, 2003 was $91.5 million and $223.8 million, respectively. Net income for the three and nine months ended September 30, 2002 was $60.8 million and $182.7 million, respectively. On a diluted per share basis, net income increased $0.27 to $0.80 for the three month period ended September 30, 2003 as compared to $0.53 for the corresponding quarter in the previous year. On a diluted per share basis, net income increased $0.30 to $1.90 for the nine month period ended September 30, 2003 as compared to $1.60 for the corresponding period in 2002. These increased results are primarily attributable to (i) significant leasing within the portfolio which improved operating profitability, (ii) increased contributions from KIR, the RioCan Venture and KROP, and (iii) increases in gains on development sales from KDI and gains from operating property sales. The diluted per share results were partially offset by a reduction in net income available to common shareholders of $0.07 resulting from the deduction of original issuance costs associated with the redemption of the Company's 7 3/4% Class A, 8 1/2% Class B and 8 3/8% Class C Cumulative Redeemable Preferred Stocks during the second quarter 2003. The increase in net income for the three and nine months ended September 30, 2003 as compared to the same periods last year includes the $6.3 million gain on early extinguishment of debt during the first quarter of 2003 and gains on the disposition of operating properties in the respective periods, including a $28.1 million gain on the sale of the Company's operating mall in Leominster, MA during the third quarter of 2003.

Tenant Concentration

               The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base. At September 30, 2003, the Company's five largest tenants include The Home Depot, Kmart Corporation, Kohl's, TJX Companies and Wal-Mart, which represented approximately 3.1%, 2.9%, 2.8%, 2.7% and 1.9%, respectively, of the Company's annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

               On January 14, 2003, Kmart announced it would be closing an additional 326 locations relating to its January 22, 2002 filing of protection under Chapter 11 of the U.S. Bankruptcy Code. Nine of these locations (excluding the KIR portfolio which includes three additional locations and Kimsouth which includes two additional locations) are leased from the Company. The annualized base rental revenues from these nine locations are approximately $4.3 million. As of September 30, 2003, Kmart rejected its lease at seven of these locations representing approximately $3.3 million of annualized base rental revenues. The Company continues to negotiate leases with prospective tenants at six of these sites and has terminated its lease at one site. No assurance can be provided that the remaining locations will be leased in the near term or at comparable rents previously paid by Kmart.

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

               During May 2003, the Company suspended debt service payment on an individual non-recourse mortgage loan with an outstanding principal balance of approximately $9.3 million. This non-recourse loan encumbers a former Kmart site located in Chicago, IL. The Company is actively negotiating settlement terms with the respective lender.

Liquidity and Capital Resources

               It is management's intention that the Company continually have access to the capital resources necessary to expand and develop its business. As such, the Company intends to operate with and maintain a conservative capital structure with a level of debt to total market capitalization of 50% or less. As of September 30, 2003, the Company's level of debt to total market capitalization was 25%. In addition, the Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings. The Company may, from time to time, seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage financings and other debt and equity alternatives in a manner consistent with its intention to operate with a conservative debt structure.

               Since the completion of the Company's IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $3.3 billion for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.

               During June 2003, the Company established a $500.0 million unsecured revolving credit facility, which is scheduled to expire in August 2006. This credit facility, which replaced the Company's $250.0 million unsecured revolving credit facility, has made available funds to both finance the purchase of properties and meet any short-term working capital requirements. As of September 30, 2003, there was no outstanding balance under this credit facility.

               During October 2003, the Company obtained an additional $400.0 million unsecured bridge facility, which is scheduled to expire in September 2004, with an option to extend up to $150.0 million for an additional year. The Company has fully utilized these proceeds to partially fund the Mid-Atlantic Realty Trust transaction.

               During May 2003, the Company filed a shelf registration statement on Form S-3 for up to $1.0 billion of debt securities, preferred stock, depositary shares, common stock and common stock warrants. As of September 30, 2003, the Company had $609.7 million available for issuance under its shelf registration statement.

               The Company has a $250.0 million medium-term notes ("MTN") program pursuant to which it may, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company's debt maturities. As of September 30, 2003, the Company had $50.0 million available for issuance under this program.

               In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties. As of September 30, 2003, the Company had over 380 unencumbered property interests in its portfolio.

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

               The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, availability under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flows from operations were $237.5 million for the nine months ended September 30, 2003, as compared to $230.8 million for the corresponding period ended September 30, 2002.

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

New Accounting Pronouncements

               In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (i) the equity investors (if any) do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires additional disclosures. The Company's exposure to losses associated with its unconsolidated joint ventures is limited to its carrying value in these investments. In October 2003, the FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to December 31, 2003 for interests held by public companies in all variable interest entities created prior to February 1, 2003. The Company is evaluating the potential impact of the adoption of FIN 46 on the Company's financial position and results of operations for those entities created prior to February 1, 2003. The Company has assessed its joint venture entities formed subsequent to February 1, 2003 and determined that the adoption of FIN 46 did not have a material impact on the Company's financial position or results of operations.

               In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("FASB No. 149"). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivatives Instruments and Hedging Activities. The provisions of this statement are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of FASB No. 149 did not have a material adverse impact on the Company's financial position or results of operations.

               In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("FASB No. 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB deferred the classification and measurement provisions of FASB No. 150 as they apply to certain mandatorily redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. As a result of this deferral, the adoption of FASB No. 150 did not have a material adverse impact on the Company's financial position or results of operations.

               At September 30, 2003 the estimated fair value of minority interests relating to mandatorily redeemable non-controlling interests associated with finite-lived subsidiaries of the Company is approximately $3.9 million. These finite-lived subsidiaries have termination dates ranging from 2019 to 2027.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

               As of September 30, 2003, the Company had approximately $153.8 million of floating-rate debt outstanding. The interest rate risk on $85.0 million of such debt has been mitigated through the use of an interest rate swap agreement (the "Swap") with a major financial institution. The Company is exposed to credit risk in the event of non-performance by the counter-party to the Swap. The Company believes it mitigates its credit risk by entering into the Swap with a major financial institution. The Company believes the interest rate risk represented by the remaining $68.8 million of floating-rate debt is not material to the Company or its overall capitalization.

               As of September 30, 2003, the Company has Canadian investments totaling CAD $173.2 million (approximately USD $128.4 million) comprised of marketable securities and real estate joint ventures. In addition, the Company has Mexican real estate investments of approximately MXN $424.3 million (approximately USD $38.8 million). The foreign currency exchange risk has been mitigated through the use of foreign currency forward contracts (the "Forward Contracts") and a cross currency swap (the "CC Swap") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-party to the Forward Contracts and the CC Swap. The Company believes it mitigates its credit risk by entering into the Forward Contracts and the CC Swap with major financial institutions.

               The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of September 30, 2003, the Company had no other material exposure to market risks.

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

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)


                                                                                      September 30,     December 31,
                                                                                          2003             2002
                                                                                      --------------   --------------
Assets:
      Operating real estate, net of accumulated depreciation
          of $551,525 and  $516,558, respectively                                       $ 2,746,726      $ 2,669,648
      Investments and advances in real estate joint ventures                                447,412          390,484
      Real estate under development                                                         262,575          234,953
      Other real estate investments                                                         109,308           99,542
      Mortgages and other financing receivables                                              79,161           94,024
      Cash and cash equivalents                                                             106,960           35,962
      Marketable securities                                                                  43,876           66,992
      Accounts and notes receivable                                                          61,163           55,012
      Other assets                                                                          126,480          110,261
                                                                                      -------------    -------------
                                                                                        $ 3,983,661      $ 3,756,878
                                                                                      =============    =============

 Liabilities:
      Notes payable                                                                     $ 1,312,250      $ 1,302,250
      Mortgages payable                                                                     205,954          230,760
      Construction loans payable                                                             62,420           43,972
      Other liabilities, including minority interests in partnerships                       300,137          272,568
                                                                                      -------------    -------------
                                                                                          1,880,761        1,849,550
                                                                                      -------------    -------------

 Stockholders' equity:
      Preferred stock , $1.00 par value, authorized 3,600,000 shares Class A
      Preferred Stock, $1.00 par value, authorized 345,000 shares
           Issued and outstanding 0 and 300,000 shares, respectively                              -              300
           Aggregate liquidation preference $0 and $75,000, respectively
      Class B Preferred Stock, $1.00 par value, authorized 230,000 shares
           Issued and outstanding 0 and 200,000 shares, respectively                              -              200
           Aggregate liquidation preference $0 and $50,000, respectively
      Class C Preferred Stock, $1.00 par value, authorized 460,000 shares
           Issued and outstanding 0 and 400,000 shares, respectively                              -              400
           Aggregate liquidation preference $0 and $100,000, respectively
      Class F Preferred Stock, $1.00 par value, authorized 700,000 shares Issued and outstanding 700,000 and 0 shares, respectively
           Aggregate liquidation preference $175,000 and $0, respectively                       700                -
      Common stock, $.01 par value, authorized 200,000,000 shares
           Issued and outstanding 110,331,759 and 104,601,828 shares, respectively            1,103            1,046
      Paid-in capital                                                                     2,139,319        1,984,820
      Cumulative distributions in excess of net income                                      (48,213)         (85,367)
                                                                                      -------------    -------------
                                                                                          2,092,909        1,901,399
      Accumulated other comprehensive income                                                 11,085            7,401
      Notes receivable from officer stockholders                                             (1,094)          (1,472)
                                                                                      -------------    -------------
                                                                                          2,102,900        1,907,328
                                                                                      -------------    -------------
                                                                                      $   3,983,661    $   3,756,878
                                                                                      =============    =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        For the Three and Nine Months Ended September 30, 2003 and 2002
                      (in thousands, except per share data)


                                                                        Three Months Ended Sept 30,   Nine Months Ended Sept 30,
                                                                            2003          2002            2003         2002
                                                                        -----------   -----------     -----------   -----------
Real estate operations:
      Revenues from rental property                                     $  120,259    $  107,290     $  357,634    $ 326,354
                                                                        ----------    ----------     ----------    ----------

      Rental property expenses:
         Rent                                                                2,787         2,633          8,358        8,469
         Real estate taxes                                                  16,452        15,437         46,751       45,905
         Operating and maintenance                                          11,874        10,516         40,666       32,668
                                                                        ----------    ----------     ----------    ---------
                                                                            31,113        28,586         95,775       87,042
                                                                        ----------    ----------     ----------    ---------

                                                                            89,146        78,704        261,859      239,312

      Equity in income of real estate joint ventures, net                   11,167         9,101         30,459       24,411
      Minority interests in income of partnerships, net                     (2,347)         (262)        (5,743)        (738)
      Income from other real estate investments                              5,998         5,578         15,807       13,690
      Mortgage financing income                                              3,645         4,467         15,773       12,754
      Management and other fee income                                        4,259         2,521         10,822        9,060
      Depreciation and amortization                                        (21,593)      (17,931)       (61,081)     (53,260)
                                                                        ----------    ----------     ----------    ---------
           Income from real estate operations                               90,275        82,178        267,896      245,229
                                                                        ----------    ----------     ----------    ---------

Other investments:
      Interest, dividends and other investment income                        5,701         2,380         13,394       15,472
      Other income/(loss), net                                                 273         2,372           (828)       6,257
                                                                        ----------    ----------     ----------    ---------
                                                                             5,974         4,752         12,566       21,729
                                                                        ----------    ----------     ----------    ---------

Interest expense                                                           (26,419)      (22,048)       (74,020)     (65,580)
General and administrative expenses                                        (11,234)       (7,918)       (28,726)     (23,067)
Gain on early extinguishment of debt                                             -             -          6,262            -
                                                                        ----------    ----------     ----------    ---------

           Income from continuing operations before income taxes            58,596        56,964        183,978      178,311

Provision for income taxes                                                  (1,171)         (634)        (3,686)      (6,422)
                                                                        ----------    ----------     ----------    ---------

          Income from continuing operations                                 57,425        56,330        180,292      171,889
                                                                        ----------    ----------     ----------    ---------

Discontinued operations:
      Income from discontinued operating properties                          1,027           523          3,851        3,800
      Gain on disposition of operating properties                           28,053           966         30,465        1,512
                                                                        ----------    ----------     ----------    ---------
          Income from discontinued operations                               29,080         1,489         34,316        5,312
                                                                        -----------   ----------     ----------    ---------

Gain on sale of development properties
         net of tax of $3,333, $1,957, $6,134 and $3,669, respectively       4,999         2,937          9,202        5,505
                                                                        ----------    ----------     ----------    ---------

           Net Income                                                       91,504        60,756        223,810      182,706

      Original issuance costs associated with the redemption
         of preferred stock                                                      -             -         (7,788)           -
      Preferred stock dividends                                             (2,909)       (4,609)       (11,759)     (13,828)
                                                                        ----------    ----------     ----------    ---------
          Net income available to common shareholders                   $   88,595    $   56,147     $  204,263    $ 168,878
                                                                        ==========    ==========     ==========    =========


Per common share:
      Income from continuing operations:
           -Basic                                                       $     0.55    $     0.52     $     1.60    $    1.57
                                                                        ==========    ==========     ==========    =========
           -Diluted                                                     $     0.54    $     0.52     $     1.59    $    1.55
                                                                        ==========    ==========     ==========    =========
      Net income :
           -Basic                                                       $     0.82    $     0.54     $     1.93    $    1.62
                                                                        ==========    ==========     ==========    =========
           -Diluted                                                     $     0.80    $     0.53     $     1.90    $    1.60
                                                                        ==========    ==========     ==========    =========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
         For the Three and Nine Months Ended September 30, 2003 and 2002
                                 (in thousands)


                                                              Three Months Ended September 30,     Nine Months Ended September 30,

                                                                  2003             2002                2003                2002
                                                               ----------       ----------          ----------         ----------

Net income                                                     $   91,504       $   60,756          $  223,810         $  182,706
                                                               ----------       ----------          ----------         ----------
Other comprehensive income:
   Unrealized gain/(loss) on marketable securities                    658           (3,637)              3,414             (2,628)
   Unrealized gain on interest rate swaps                             365              964                 562              3,497
   Unrealized gain on warrants                                        373              643               3,846              1,813
   Unrealized gain/(loss) on foreign currency hedge
     agreements                                                     1,074            1,372             (10,421)             1,772
   Foreign currency translation adjustment                         (5,863)               -               6,283                  -
                                                               ----------       ----------          ----------         ----------
     Other comprehensive income                                    (3,393)            (658)              3,684              4,454
                                                               ----------       ----------          ----------         ----------
Comprehensive income                                           $   88,111       $   60,098          $  227,494         $  187,160
                                                               ==========       ==========          ==========         ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2003 and 2002
                                 (in thousands)


                                                                        ------------        ------------
                                                                             2003                2002
                                                                        ------------        ------------

                                                                        ------------        ------------
Cash flow provided by operations                                        $    237,539        $    230,757
                                                                        ------------        ------------

Cash flow from investing activities:
   Acquisition of and improvements to operating real estate                 (304,107)           (100,829)
   Acquisition of and improvements to real estate under                     (133,785)            (69,707)
   development
   Investment in marketable securities                                       (20,708)            (34,314)
   Proceeds from sale of marketable securities                                54,349              47,171
   Investments and advances to real estate joint ventures                   (112,326)           (135,792)
   Reimbursements of advances to real estate joint ventures                   67,693               9,077
   Other real estate investments                                             (26,668)            (20,128)
   Redemption of minority interests in real estate                            (4,515)               --
   partnerships
   Investment in joint ventures                                                 --               (11,419)
   Reimbursements of advances in joint ventures                                 --                12,800
   Investment in mortgage loans receivable                                   (40,945)            (92,232)
   Collection of mortgage loans receivable                                    33,681              11,883
   Collection of note receivable                                                --                   400
   Proceeds from sale of mortgage loan receivable                             36,723                --
   Investments in leveraged lease                                               --                (3,968)
   Investment in and advances received for designation rights                   --                   832
   Proceeds from sale of operating properties                                201,476                --
   Proceeds from sale of development properties                               80,291              33,913
                                                                        ------------        ------------
          Net cash flow used for investing activities                       (168,841)           (352,313)
                                                                        ------------        ------------
 Cash flow from financing activities:
   Principal payments on debt, excluding
     normal amortization of rental property debt                             (12,475)             (7,320)
   Principal payments on rental property debt                                 (4,224)             (4,497)
   Principal payments on construction loan financings                        (39,189)               --
   Proceeds from mortgage financing                                           21,360              28,900
   Proceeds from construction loan financings                                 57,636              13,301
   Borrowings under revolving credit facility                                150,000             229,000
   Repayment of borrowings under revolving credit facility                  (190,000)               --
   Proceeds from issuance of medium-term note                                150,000             102,000
   Repayment of medium-term note                                            (100,000)           (110,000)
   Payment of unsecured obligation                                              --               (11,300)
   Dividends paid                                                           (183,813)           (176,622)
   Proceeds from issuance of stock                                           378,005               7,742
   Redemption of preferred stock                                            (225,000)               --
                                                                        ------------        ------------
             Net cash flow provided by financing activities                    2,300              71,204
                                                                        ------------        ------------

        Change in cash and cash equivalents                                   70,998             (50,352)

Cash and cash equivalents, beginning of period                                35,962              93,847
                                                                        ------------        ------------
Cash and cash equivalents, end of period                                $    106,960        $     43,495
                                                                        ============        ============

Interest paid during the period                                         $     63,500        $     55,927
                                                                        ============        ============

Income taxes paid during the period                                     $     13,491        $      3,155
                                                                        ============        ============
Supplemental schedule of noncash investing/financing
activities:

   Acquisition of real estate interest by assumption of
   mortgage debt                                                        $       --          $      3,477
                                                                        ============        ============
   Disposition of real estate interest by assignment of
   mortgage debt                                                        $     23,068        $     28,748
                                                                        ============        ============

   Proceeds held in escrow from sale of real estate interests           $        --         $      4,512
                                                                        ============        ============
   Acquisition of designation rights subject to an unsecured
   obligation                                                           $        --         $     33,000
                                                                        ============        ============

   Notes received upon disposition of real estate interests             $     14,490        $       --
                                                                        ============        ============

   Notes received upon exercise of stock options                        $        100        $        555
                                                                        ============        ============

   Declaration of dividends paid in succeeding period                   $     59,238        $     57,527
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

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

                               NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                              -------------------

1. Interim Financial Statements

Principles of Consolidation -

               The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation (the "Company"), its subsidiaries, all of which are wholly owned, and all partnerships in which the Company has a controlling interest. The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K and Current Report on Form 8-K dated June 6, 2003.

               Certain 2002 amounts have been reclassified to conform to the 2003 financial statement presentation.

Income Taxes -

               The Company and its qualified REIT subsidiaries file a consolidated federal income tax return. The Company has made an election to qualify, and believes it is operating so as to qualify, as a Real Estate Investment Trust (a "REIT") for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under Section 856 through 860 of the Internal Revenue Code, as amended (the "Code"). However, in connection with the Tax Relief Extension Act of 1999, which became effective January 1, 2001, the Company is now permitted to participate in certain activities which it was previously precluded from in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries under the Code. As such, the Company will be subject to federal and state income taxes on the income from these activities. During the nine months ended September 30, 2003 and 2002, the Company's provision for federal and state income taxes relating to activities conducted in its taxable REIT subsidiaries were approximately $9.8 million and $10.1 million, respectively.

Earnings Per Share -

               The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):


                                                        Three Months Ended             Nine Months Ended
                                                           September 30,                  September 30,
                                                     2003                2002       2003               2002
                                                     ----                ----       ----               ----
Computation of Basic Earnings Per Share:

  Income from continuing operations               $  57,425      $  56,330         $ 180,292      $ 171,889

  Gain on sale of development properties,
  net of provision for income taxes                   4,999          2,937             9,202          5,505

  Original issuance costs associated with the
  redemption of preferred stock                          --             --            (7,788)            --

  Preferred stock dividends                          (2,909)        (4,609)          (11,759)       (13,828)
                                                  ---------      ---------         ---------      ---------

  Income from continuing operations
  applicable to common shares                        59,515         54,658           169,947        163,566

  Income from discontinued operations                29,080          1,489            34,316          5,312
                                                  ---------      ---------         ---------      ---------

  Net income applicable to common shares          $  88,595      $  56,147         $ 204,263      $ 168,878
                                                  =========      =========         =========      =========

  Weighted average common shares
  outstanding - basic                               107,909        104,539           105,945        104,418

Basic Earnings Per Share:

    Income from continuing operations             $    0.55      $    0.52         $    1.60      $    1.57
    Income from discontinued operations                0.27           0.02              0.33           0.05
                                                  ---------      ---------         ---------      ---------
    Net income                                    $    0.82      $    0.54         $    1.93      $    1.62
                                                  =========      =========         =========      =========
Computation of Diluted Earnings Per Share:

  Income from continuing operations
  applicable to common shares                     $  59,515      $  54,658         $ 169,947      $ 163,566

  Dividends on convertible downREIT units             1,423             --             4,269             --
                                                  ---------      ---------         ---------      ---------

  Income from continuing operations for
  diluted earnings per share                         60,938         54,658           174,216        163,566

  Income from discontinued operations                29,080          1,489            34,316          5,312
                                                  ---------      ---------         ---------      ---------

  Net income for diluted earnings per share       $  90,018      $  56,147         $ 208,532      $ 168,878
                                                  =========      =========         =========      =========

  Weighted average common shares
  outstanding - basic                               107,909        104,539           105,945        104,418

  Effect of dilutive securities:
  Stock options                                       1,944            952             1,539          1,041

  Assumed conversion of Class D Preferred
  stock to common stock                                  --             --                --              5

  Assumed conversion of downREIT units                2,383             --             2,404             --
                                                  ---------      ---------         ---------      ---------

  Shares for diluted earnings per share             112,236        105,491           109,888        105,464
                                                  =========      =========         =========      =========

Diluted Earnings Per Share:
    Income from continuing operations             $    0.54      $    0.52         $    1.59      $    1.55
    Income from discontinued operations                0.26           0.01              0.31           0.05
                                                  ---------      ---------         ---------      ---------
    Net income                                    $    0.80      $    0.53         $    1.90      $    1.60
                                                  =========      =========         =========      =========

               The Company maintains a stock option plan (the "Plan") for which prior to January 1, 2003, the Company accounted for under the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No.
25), issued in March 2000. Effective January 1, 2003, the Company adopted the prospective method provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure an Amendment of FASB Statement No. 123 ("FASB No. 148"), which will apply the recognition provisions of FASB No. 123, Accounting for Stock-Based Compensation ("FASB No. 123") to all employee awards granted, modified or settled after January 1, 2003. Awards under the Company's Plan generally vest ratably over a three-year term and expire ten years from the date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three and nine months ended September 30, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of FASB No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding stock awards in each period (amounts presented in thousands, expect per share data):


                                                 Three Months ended             Nine Months ended
                                                    September 30,                 September 30,
                                                2003            2002           2003            2002
                                              ---------      ---------      ---------      ---------
Net income, as reported                       $  91,504      $  60,756      $ 223,810      $ 182,706
  Add: Stock based employee compensation
  expense included in reported net income            26             --             42             --
  Deduct: Total stock based employee
  compensation expense determined under
  fair value based method for all awards           (763)          (788)        (2,253)        (2,364)
                                              ---------      ---------      ---------      ---------

Pro forma net income - basic                  $  90,767      $  59,968      $ 221,599      $ 180,342
                                              =========      =========      =========      =========

Earnings Per Share
  Basic - as reported                         $    0.82      $    0.54      $    1.93      $    1.62
                                              =========      =========      =========      =========
  Basic - pro forma                           $    0.81      $    0.53      $    1.91      $    1.59
                                              =========      =========      =========      =========

Net income for diluted earnings per share     $  90,018      $  56,147      $ 208,532      $ 168,878
  Add: Stock based employee compensation
  expense included in reported net income            26             --             42             --
  Deduct: Total stock based employee
  compensation expense determined under
  fair value based method for all awards           (763)          (788)        (2,253)        (2,364)
                                              ---------      ---------      ---------      ---------

Pro Forma net income - diluted                $  89,281      $  55,359      $ 206,321      $ 166,514
                                              =========      =========      =========      =========

Earnings Per Share
  Diluted - as reported                       $    0.80      $    0.53      $    1.90      $    1.60
                                              =========      =========      =========      =========
  Diluted - pro forma                         $    0.80      $    0.52      $    1.88      $    1.58
                                              =========      =========      =========      =========

               In addition, there were approximately 29,250 and 1,251,550 stock options that were anti-dilutive as of September 30, 2003 and 2002, respectively.

New Accounting Pronouncements -

               In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (i) the equity investors (if any) do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires additional disclosures. The Company's exposure to losses associated with its unconsolidated joint ventures is limited to its carrying value in these investments. In October 2003, the FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to December 31, 2003 for interests held by public companies in all variable interest entities created prior to February 1, 2003. The Company is evaluating the potential impact of the adoption of FIN 46 on the Company's financial position and results of operations for those entities created prior to February 1, 2003. The Company has assessed its joint venture entities formed subsequent to February 1, 2003 and determined that the adoption of FIN 46 has not had a material impact on the Company's financial position or results of operations.

               In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("FASB No. 149"). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivatives Instruments and Hedging Activities. The provisions of this statement are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of FASB No. 149 did not have a material adverse impact on the Company's financial position or results of operations.

               In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("FASB No. 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB deferred the classification and measurement provisions of FASB No. 150 which apply to certain mandatorily redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. As a result of this deferral, the adoption of FASB No. 150 did not have a material adverse impact on the Company's financial position or results of operations.

               At September 30, 2003 the estimated fair value of minority interests relating to mandatorily redeemable non-controlling interests associated with finite-lived subsidiaries of the Company is approximately $3.9 million. These finite-lived subsidiaries have termination dates ranging from 2019 to 2027.

2. Operating Properties Activities

               Upon acquisition of real estate operating properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building and improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships) and assumed debt in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Based on these estimates, the Company allocates the purchase price to the applicable assets and liabilities.

               The Company utilizes methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The fair value of the tangible assets of an acquired property considers the value of the property "as-if-vacant". The fair value reflects the depreciated replacement cost of the permanent assets, with no trade fixtures included.

               In allocating purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases are estimated based on the present value of the difference between the contractual amounts to be paid pursuant to the leases and management's estimate of the market lease rates and other lease provisions (i.e. expense recapture, base rental changes, etc.) measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market or below-market intangible is amortized to rental income over the non-cancelable term of the respective leases.

               In determining the value of in-place leases, management considers current market conditions and costs to execute similar leases in arriving at an estimate of the carrying costs during the expected lease-up period from vacant to existing occupancy. In estimating carrying costs, management includes real estate taxes, insurance, other operating expenses and estimates of lost rental revenue during the expected lease-up periods and costs to execute similar leases including leasing commissions, legal and other related costs based on current market demand. In estimating the value of tenant relationships, management considers the nature and extent of the existing tenant relationship, the expectation of lease renewals, growth prospects, and tenant credit quality, among other factors. The value assigned to in-place leases and tenant relationships are amortized over the non-cancelable term of the leases. If a lease were to be terminated prior to its stated expiration, all unamortized intangibles relating to that lease would be written off.

               During the nine months ended September 30, 2003, the Company acquired eleven operating properties, comprising approximately 1.5 million square feet of gross leaseable area ("GLA"), for an aggregate purchase price of approximately $245.5 million.

               During the nine months ended September 30, 2003, the Company (i) disposed of, in separate transactions, six operating properties for an aggregate sales price of approximately $112.5 million, including the assignment of approximately $1.7 million in mortgage debt encumbering one of the properties,
(ii) terminated four leasehold positions in locations where a tenant in bankruptcy had rejected its lease and (iii) transferred two operating properties to the Kimco Retail Opportunity Portfolio ("KROP"), a joint venture with GE Capital Real Estate ("GECRE"), which the Company manages and has a 20% non-controlling interest, for a price of approximately $85.0 million, which approximated their aggregate net book value. These dispositions resulted in net gains of approximately $30.5 million, for the nine months ended September 30, 2003. For those property dispositions for which SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FASB No. 144") is applicable, the operations and gain or loss on the sale of the property have been included in the caption Discontinued operations in the condensed Consolidated Statements of Income.

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

               The components of Income from operations related to discontinued operations for the three months and nine months ended September 30, 2003 and 2002 are shown below. These include the results of operations through the date of sale for each property sold during 2003 and 2002 and the operations for the applicable period for those assets classified as held for sale as of September 30, 2003 (in thousands):


                                          Three Months Ended          Nine Months Ended
                                             September 30,               September 30,
                                          2003          2002          2003          2002
                                        --------      --------      --------      --------
Discontinued operations:
Revenues from rental property           $  1,867      $  4,208      $  7,726      $ 16,613
Rental property expenses                    (533)       (2,038)       (2,456)       (7,740)
                                        --------      --------      --------      --------
Income from property operations            1,334         2,170         5,270         8,873

Depreciation and amortization               (319)       (1,267)       (1,412)       (3,922)
Interest expense                               6          (380)           (4)       (1,177)
Other                                          6            --            (3)           26
                                        --------      --------      --------      --------

Income from discontinued operating
properties                                 1,027           523         3,851         3,800

Gain on disposition of operating
properties, net                           28,053           966        30,465         1,512
                                        --------      --------      --------      --------

Income from discontinued operations     $ 29,080      $  1,489      $ 34,316      $  5,312
                                        ========      ========      ========      ========

4. Kimco Developers, Inc. ("KDI")

               Effective January 1, 2001, the Company elected taxable REIT subsidiary status for its wholly-owned development subsidiary, KDI. During the nine months ended September 30, 2003, KDI acquired eight land parcels, in separate transactions, for the ground-up development of shopping centers and subsequent sale thereof upon completion for an aggregate purchase price of approximately $49.2 million.

               During the nine months ended September 30, 2003, KDI sold four of its recently completed projects and 16 out-parcels, in separate transactions, for approximately $118.5 million, which resulted in the recognition of pre-tax gains of approximately $15.3 million.

               Additionally, during the nine months ended September 30, 2003, KDI obtained construction financing on five ground-up development projects for an aggregate loan amount of up to $124.5 million, of which approximately $17.0 million has been funded to KDI as of September 30, 2003. As of September 30, 2003, KDI had twelve loans with total commitments of up to $217.4 million of which $62.4 million had been funded to KDI. These loans have maturities ranging from 5 to 36 months and a weighted average interest rate of 3.88% at September 30, 2003.

5. Investment and Advances in Real Estate Joint Ventures

Kimco Income REIT -

               During 1998, the Company formed Kimco Income REIT ("KIR"), a limited partnership which the Company manages, established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages. As of September 30, 2003, the KIR portfolio was comprised of 70 properties aggregating 14.6 million square feet of GLA located in 21 states.

               The Company holds a 43.3% non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting. The Company's equity in income of KIR for the nine months ended September 30, 2003 and 2002 was approximately $15.2 million and $13.0 million, respectively. During the nine months ended September 30, 2003, the Company contributed approximately $10.8 million in cash to KIR in connection with its subscription agreement.

               In addition, KIR entered into a master management agreement with the Company, whereby, the Company will perform services for a fee relating to the management, operation, supervision and maintenance of the joint venture properties. For the nine months ended September 30, 2003 and 2002, the Company earned management fees of approximately $2.2 million and $1.8 million, respectively.

RioCan Venture -

               During October 2001, the Company formed a joint venture (the "RioCan Venture") with RioCan Real Estate Investment Trust ("RioCan", Canada's largest publicly traded REIT measured by GLA) in which the Company has a 50% non-controlling interest, to acquire retail properties and development projects in Canada. The acquisitions and development projects are to be sourced and managed by RioCan and are subject to review and approval by a joint oversight committee consisting of RioCan management and the Company's management personnel. As of September 30, 2003, the RioCan Venture consisted of 30 shopping center properties and four development projects, aggregating 7.0 million square feet of GLA. During the nine months ended September 30, 2003 and 2002, the Company recognized equity in income of the RioCan Venture of approximately $8.7 million and $5.6 million, respectively.

KROP Venture -

               During October 2001, the Company formed KROP, a venture with GECRE which the Company manages and has a 20% non-controlling interest. The purpose of this venture is to acquire established, high-growth potential retail properties in the United States. The initial funding for this venture consists of an equity pool of up to $250.0 million, provided $50.0 million by the Company and $200.0 million by GECRE. The Company will be responsible for the day-to-day management, redevelopment and leasing of the properties acquired and will be paid fees for those services. In addition, the Company will earn fees related to the acquisition and disposition of the properties by KROP. Capital contributions will only be required as suitable opportunities arise and are agreed to by the Company and GECRE.

               As of September 30, 2003, the KROP venture consisted of 21 properties aggregating 3.1 million square feet of GLA located in ten states. For the nine months ended September 30, 2003 and 2002, the Company recognized equity in income of KROP of approximately $1.4 million and $0.5 million, respectively. Additionally, during the nine months ended September 30, 2003 and 2002, the Company earned management and acquisition fees of approximately $2.7 million and $1.7 million, respectively.

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

               During July 2003, the Company acquired a property located in Pineville, NC through a joint venture, in which the Company has a 20% non-controlling interest. The property was purchased for a purchase price of approximately $27.3 million, including $19.3 million of non-recourse mortgaged debt encumbering the property.

               During August 2003, the Company acquired a property located in Shaumburg, IL through a joint venture in which the Company has a 45% non-controlling interest. The property was purchased for an aggregate purchase price of approximately $66.6 million. Simultaneous with the acquisition, the venture obtained a $51.6 million 17 month non-recourse mortgage at a floating interest rate of LIBOR plus 2.25%.

               Additionally, during the nine months ended September 30, 2003, the Company acquired six properties, in separate transactions, through joint ventures in which the company has a 50% non-controlling interest. These properties were purchased for an aggregate purchase price of approximately $80.6 million, including $19.9 million of non-recourse debt encumbering two of the properties.

6. Other Real Estate Investments

Kimsouth -

               During November 2002, the Company through its taxable REIT subsidiary, together with Prometheus Southeast Retail Trust, completed the merger and privatization of Konover Property Trust, which has been renamed Kimsouth Realty, Inc., ("Kimsouth"). The Company acquired 44.5% of the common stock of Kimsouth, which consisted primarily of 38 retail shopping center properties comprising approximately 4.6 million square feet of GLA. Total acquisition value was approximately $280.9 million including approximately $216.2 million in mortgage debt. The Company's investment strategy with respect to Kimsouth includes re-tenanting, repositioning and disposition of the properties. During the nine months ended September 30, 2003, Kimsouth sold nine properties for net proceeds of approximately $43.5 million including the assignment of approximately $12.3 million of mortgage debt encumbering five of the properties. For the nine months ended September 30, 2003, the Company recognized equity in income of Kimsouth of $8.0 million before income taxes. Additionally, during the nine months ended September 30, 2003, the Company earned management fees of approximately $0.6 million.

Preferred Equity Program -

               During 2002, the Company established a preferred equity program, which provides capital to developers and owners of shopping centers. As of September 30, 2003, the Company has provided an aggregate of approximately $56.3 million in investment capital to developers and owners of 20 properties. The Company earned approximately $2.8 million and $0.5 million for the nine months ended September 30, 2003 and 2002, respectively from these investments.

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

               During September 2002, the Ames Loan, was restructured as a two-year $100.0 million secured revolving loan of which the Company has a 40% interest. This revolving loan is collateralized by all of Ames' real estate interests. The loan bears interest at 8.5% per annum and provides for contingent interest upon the successful disposition of the Ames properties. During January 2003, Ames paid the outstanding balance of approximately $4.1 million. As of September 30, 2003, there was no balance outstanding on this revolving loan. During the nine months ended September 30, 2003, the Company earned approximately $5.9 million in additional interest.

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

               During May 2002, the Company provided a $15.0 million three-year loan to Frank's Nursery & Crafts, Inc. ("Frank's"), at an interest rate of 10.25% per annum collateralized by 40 real estate interests. Interest is payable quarterly in arrears. An additional $17.5 million revolving loan at an interest rate of 10.25% per annum was also established. As of September 30, 2003, the aggregate outstanding loan balance was approximately $30.5 million. As an inducement to make these loans, Frank's issued the Company approximately 4.4 million warrants with an exercise price of $1.15 per share, and 5.0 million warrants with an exercise price of $2.00 per share.

               Additionally, during the nine months ended September 30, 2003, the Company provided, in separate transactions, an aggregate $19.7 million of additional mortgage financing of which approximately $11.5 million has been repaid. These loans have maturities generally ranging from 3 to 30 years and accrue interest at rates ranging from 7.00% to 12.25%.

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

9. Debt Financing

               During May 2003, the Company issued $50.0 million of fixed-rate unsecured senior notes under its medium-term notes ("MTN") program. This fixed rate MTN matures in May 2010 and bears interest at 4.62% per annum, payable semi-annually in arrears. The proceeds from this MTN issuance were used to partially fund the redemption of the Company's $75 million 7 3/4% Class A Cumulative Redeemable Preferred Stock.

               During August 2003, the Company issued $100.0 million of fixed-rate unsecured senior notes under its MTN program. This fixed rate MTN matures in August 2008 and bears interest at 3.95% per annum, payable semi-annually in arrears. The proceeds from this MTN issuance were used to redeem all $100.0 million of the Company's remarketed reset notes maturing August 18, 2008 bearing interest at LIBOR plus 1.25%.

               During October 2003, the Company issued $100.0 million of fixed-rate unsecured senior notes under its MTN program. This fixed rate MTN matures in October 2013 and bears interest at 5.19% per annum, payable semi-annually in arrears. The proceeds from this MTN issuance were used for the repayment of the Company's 6.5% $100.0 million fixed-rate unsecured senior notes which matured October 1, 2003.

               Additionally, during October 2003, the Company obtained a $400.0 million unsecured bridge facility that bears interest at LIBOR plus 0.55%. This loan is scheduled to expire September 30, 2004 with an option to extend up to $150.0 million for an additional year. The Company has fully utilized the proceeds to partially fund the Mid-Atlantic Realty Trust transaction.

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

               Additionally, during June 2003, the Company completed a primary public stock offering of 2,070,000 shares of the Company's common stock. The net proceeds from this sale of common stock, totaling approximately $76.0 million (after related transaction costs of $0.7 million) were used for general corporate purposes, including the acquisition of interests in real estate properties.

               During September 2003, the Company completed a primary public stock offering of 2,760,000 shares of the Company's common stock. The net proceeds from this sale of common stock, totaling approximately $112.7 million (after related transaction costs of $1.0 million) were used for general corporate purposes, including the acquisition of interests in real estate properties.

11. Tenant Concentration

               On January 14, 2003, Kmart announced it would be closing an additional 326 locations relating to its January 22, 2002 filing of protection under Chapter 11 of the U.S. Bankruptcy Code. Nine of these locations (excluding the KIR portfolio which includes three additional locations and Kimsouth which includes two additional locations) are leased from the Company. The annualized base rental revenues from these nine locations were approximately $4.3 million. As of September 30, 2003, Kmart rejected its lease at seven of these locations representing approximately $3.3 million of annualized base rental revenues. The Company continues to negotiate leases with prospective tenants at six of theses sites and has terminated its lease at one site. No assurance can be provided that the remaining locations will be leased in the near term or at comparable rents previously paid by Kmart.

               As of September 30, 2003, Kmart represented 2.9% of annualized base rents and 4.9% of leased GLA, including the proportionate share of base rental revenues and GLA from properties in which the Company has less than a 100% economic interest.

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

12. Pro Forma Financial Information

               As discussed in Note 2, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the nine months ended September 30, 2003. The pro forma financial information set forth below is based upon the Company's historical Condensed Consolidated Statements of Income for the nine months ended September 30, 2003 and 2002, adjusted to give effect to these transactions as of January 1, 2002.

               The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred as of January 1, 2002, nor does it purport to represent the results of future operations. (Amounts presented in millions, except per share figures).

                                              Nine Months Ended September 30,
                                               2003                    2002
                                               ----                    ----
Revenues from rental property                 $  363.9               $ 340.4
Net income                                    $  192.6               $ 182.8
Net income per common share:
                       Basic                  $   1.63               $   1.62
                                              ========               ========
                       Diluted                $   1.61               $   1.60
                                              ========               ========

13. Mid-Atlantic Realty Trust Merger

               On June 18, 2003, the Company and Mid-Atlantic Realty Trust ("Mid-Atlantic") announced that the two companies had entered into a definitive merger agreement (the "Merger Agreement"). Under the terms of the Merger Agreement, which was unanimously approved by the Boards of both companies, the Company will acquire all of the outstanding shares of Mid-Atlantic for $21.00 per share subject to adjustment under certain conditions in a cash transaction in which Mid-Atlantic will merge with and into a wholly-owned subsidiary of the Company. The merger requires the approval of holders of 66 2/3% of Mid-Atlantic's outstanding shares.

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

         The merger of Mid-Atlantic with and into a subsidiary of the Company was approved by the shareholders of Mid-Atlantic on September 30, 2003 and the closing occurred October 1, 2003. Mid-Atlantic shareholders received cash consideration of $21.051 per share. In addition, more than 99% of the limited partners in Mid-Atlantic's operating partnership elected to have their partnership units redeemed for cash consideration equal to $21.051 per unit.

         The transaction has a total value of approximately $700.0 million including Mid-Atlantic's existing indebtedness, which as of September 30, 2003, was approximately $233.0 million. The Company funded the transaction with available cash, a new $400 million bridge facility and funds from its existing revolving credit facility.

         Mid-Atlantic owns interests in 41 operating shopping centers, one regional mall, two shopping centers under development and eight other commercial assets. The properties have a gross leasable area of approximately 5.7 million square feet of which approximately 95.0% of the stabilized square footage is currently leased. Mid-Atlantic also owns approximately 80 acres of undeveloped land. Mid-Atlantic's properties are located primarily in Maryland, Virginia, New York, Pennsylvania, Massachusetts and Delaware. The Company has tentative agreements for a number of the properties to be allocated to its strategic co-investment programs.

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

               10.12 Credit Agreement

               $400,000,000 Credit Agreement dated as of October 1, 2003 among Kimco Realty Corporation, the Several Lenders from Time to Time Parties Hereto, Wachovia Bank, National Association and The Bank of Nova Scotia, as Syndication Agents, Keybank National Association, as Documentation Agent, Bank One, NA as administrative Agent, Banc One Capital Markets, Inc. and Scotia Capital as Co-Bookrunners and Co-Lead Arrangers.

               31.1 Certification of the Company's Chief Executive Officer, Milton Cooper, pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

               31.2 Certification of the Company's Chief Financial Officer, Michael V. Pappagallo, pursuant to Section 302 of the Sarbanes-Oxley Act 0f 2002.

               32.1 Certification of the Company's Chief Executive Officer, Milton Cooper, and the Company's Chief Financial Officer Michael V. Pappagallo, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               Form 8-K -

               A Current Report on Form 8-K dated July 29, 2003 was furnished under Item 9 relating to the announcement of the Company's second quarter 2003 operating results.

               A Current Report on Form 8-K was filed on July 30, 2003 under
Item 7 for the first amendment to the Distribution Agreement, dated July 28, 2003, by and among the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, Banc one Capital Markets, Inc., BNY Capital Markets, Inc. ("BNY"), Credit Suisse First Boston LLC, Goldman, Sachs & Co., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, UBS Securities LLC ("UBS") and Wachovia Capital Markets, LLC ("Wachovia") relating to the appointment of BNY, UBS and Wachovia as additional agents relating to the issuance and sale by the Company of its Series C Medium-Term Notes with maturities of nine months or more from the date of issuance.


               A Current Report on Form 8-K was filed on September 10, 2003 under Item 7 to disclose the Underwriting and Terms Agreements, dated September 9, 2003, by and between Banc of America Securities LLC and the Company in connection with the Company's 2,760,000 common stock offering during September 2003.

                                   SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           KIMCO REALTY CORPORATION




November 10, 2003                          /s/ Milton Cooper
-----------------                          -------------------------
(Date)                                     Milton Cooper
                                           Chief Executive Officer





November 10, 2003                          /s/ Michael V. Pappagallo
-----------------                          -------------------------
(Date)                                     Michael V. Pappagallo
                                           Chief Financial Officer