Form 10-K
period 2003-12-31
KIMCO REALTY CORP
filed 2004-03-10
CIK 879101

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


(Mark One)
 X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 2003
                          -----------------


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

Registrant's telephone number, including area code (516) 869-9000 Securities registered pursuant to Section 12(b) of the Act:




                                                      Name of each exchange on
             Title of each class                          which registered
             -------------------                          ----------------


Common Stock, par value $.01 per share.                New York Stock Exchange
---------------------------------------               ------------------------


Depositary Shares, each representing one-
tenth of a share of 6.65% Class F
Cumulative Redeemable Preferred Stock,
par value $1.00 per share.                             New York Stock Exchange
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

             Indicate by check mark whether the Registrant is an accelerated
filer (as defined in rule 12b-2 of the Act.)  Yes   X    No
                                                   ---      ---

             The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $4.4 billion based upon the closing price on the New York Stock Exchange for such stock on January 30, 2004.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
             Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                   110,745,713 shares as of January 30, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE


Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on May 20, 2004.

Index to Exhibits begins on page 49.

                                TABLE OF CONTENTS

                                                                        Form
                                                                        10-K
                                                                       Report
Item No.                                                                Page
--------                                                               ------
                                     PART I

 1.      Business . . . . . . . . . . . . . . . . . . . . . . . . . .    4

 2.      Properties . . . . . . . . . . . . . . . . . . . . . . . . .   17

 3.      Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .   19

 4.      Submission of Matters to a Vote of Security Holders  . . . .   19

         Executive Officers of the Registrant . . . . . . . . . . . .   28


                                     PART II

 5.      Market for the Registrant's Common Equity
           and Related Shareholder Matters  . . . . . . . . . . . . .   30

 6.      Selected Financial Data  . . . . . . . . . . . . . . . . . .   31

 7.      Management's Discussion and Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . . . . . . .   33

 7A.     Quantitative and Qualitative Disclosures About Market Risk .   45

 8.      Financial Statements and Supplementary Data  . . . . . . . .   46

 9.      Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure . . . . . . . . . . . . . . . . .   46

 9A.     Controls and Procedures  . . . . . . . . . . . . . . . . . .   46



                                    PART III

10.      Directors and Executive Officers of the Registrant . . . . .   47

11.      Executive Compensation . . . . . . . . . . . . . . . . . . .   47

12.      Security Ownership of Certain Beneficial Owners and
           Management . . . . . . . . . . . . . . . . . . . . . . . .   47

13.      Certain Relationships and Related Transactions . . . . . . .   47

14.      Principal Accountant Fees and Services . . . . . . . . . . .   47


                                     PART IV

15.      Exhibits, Financial Statements, Schedules and Reports on
           Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .   48

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

Item 1.  Business

General   Kimco Realty Corporation, a Maryland corporation, is one of the nation's largest owners and operators of neighborhood and community shopping centers. The Company is a self-administered real estate investment trust ("REIT") and manages its properties through present management, which has owned and operated neighborhood and community shopping centers for over 40 years. The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of February 5, 2004, the Company's portfolio was comprised of 699 property interests including 620 neighborhood and community shopping center properties (including 26 property interests related to the Company's Preferred Equity program), 36 retail store leases, 33 ground-up development projects and ten parcels of undeveloped land totaling approximately 102.6 million square feet of leasable space (including
3.9 million square feet related to the Company's Preferred Equity program and
4.9 million square feet projected for the ground-up development projects) located in 41 states, Canada and Mexico. The Company's ownership interests in real estate consist of its consolidated portfolio and in portfolios where the Company owns an economic interest, such as; Kimco Income REIT ("KIR"), the RioCan Venture ("RioCan Venture"), Kimco Retail Opportunity Portfolio ("KROP") and other properties or portfolios where the Company also retains management (See Recent Developments - Operating Real Estate Joint Venture Investments and
Note 8 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K). The Company believes its portfolio of neighborhood and community shopping center properties is the largest (measured by gross leasable area ("GLA")) currently held by any publicly-traded REIT.

The Company's executive offices are located at 3333 New Hyde Park Road, New Hyde Park, New York 11042-0020 and its telephone number is (516) 869-9000. Unless the context indicates otherwise, the term the "Company" as used herein is intended to include subsidiaries of the Company.

The Company's web site is located at http://www.Kimcorealty.com. On the Company's web site you can obtain, free of charge, a copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission (the "SEC").

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

Also, during 1998, the Company formed KIR, an entity in which the Company held a 99.99% limited partnership interest. KIR was established for the purpose of investing in high quality properties financed primarily with individual non-recourse mortgages. The Company believes that these properties are appropriate for financing with greater leverage than the Company traditionally uses. At the time of formation, the Company contributed 19 properties to KIR, each encumbered by an individual non-recourse mortgage. During 1999, KIR sold a significant interest in the partnership to institutional investors. As of December 31, 2003, the Company holds a 43.3% non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting. (See Recent Developments - Operating Real Estate Joint Venture Investments and Note 8 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

In connection with the Tax Relief Extension Act of 1999 (the "RMA") which became effective January 1, 2001, the Company is now permitted to participate in activities which it was precluded from previously in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries, is engaged in various retail real estate related opportunities, including (i) merchant building through its wholly-owned taxable REIT subsidiary, Kimco Developers, Inc. ("KDI"), which is primarily engaged in the ground-up development of neighborhood and community shopping centers and subsequent sale thereof upon completion (see Recent Developments - Kimco Developers, Inc. ("KDI")), (ii) retail real estate advisory and disposition services which primarily focus on leasing and disposition strategies for real estate property interests of both healthy and distressed retailers and (iii) acting as an agent or principal in connection with tax deferred exchange transactions. The Company will consider other investments through taxable REIT subsidiaries should suitable opportunities arise.

During October 2001, the Company continued its geographical expansion by forming the RioCan Venture with RioCan Real Estate Investment Trust ("RioCan", Canada's largest publicly traded REIT measured by GLA) in which the Company has a non-controlling 50% interest, to acquire retail properties and development projects in Canada. The Company accounts for this investment under the equity method of accounting (see Recent Developments - Operating Real Estate Joint Venture Investments and Note 8 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

In addition, the Company continues to capitalize on its established expertise in retail real estate by establishing other ventures in which the Company owns a smaller equity interest and provides management, leasing and operational support for those properties. The Company also provides preferred equity capital for real estate entrepreneurs and provides real estate capital and advisory services to both healthy and distressed retailers. The Company also makes selective investments in secondary market opportunities where a security or other investment is, in management's judgment, priced below the value of the underlying real estate.

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

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. At December 31, 2003, the Company's single largest neighborhood and community shopping center, accounted for only 1.0% of the Company's annualized base rental revenues and only 0.6% of the Company's total shopping center GLA. At December 31, 2003, the Company's five largest tenants were The Home Depot, Kmart Corporation, Kohl's, Royal Ahold and TJX Companies, which represent approximately 3.0%, 2.9%, 2.8%, 2.6% and 2.5%, respectively, of the Company's annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

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

The Company emphasizes equity real estate investments including preferred equity investments, but may, at its discretion, invest in mortgages, other real estate interests and other investments. The mortgages in which the Company may invest may be either first mortgages, junior mortgages or other mortgage-related securities. The Company provides mortgage financing to retailers with significant real estate assets, in the form of lease- hold interests or fee owned properties, where the Company believes the underlying value of the real estate collateral is in excess of its loan balance. In addition, the Company will acquire debt instruments at a discount in the secondary market where the Company believes the real estate value of the enterprise is substantially greater than the current value.

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

Capital Strategy and Resources   The Company intends to operate with and
maintain a conservative capital structure with a level of debt to total market capitalization of approximately 50% or less. As of December 31, 2003, the Company's level of debt to total market capitalization was 30%. In addition, the Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings.

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

During June 2003, the Company established a $500.0 million unsecured revolving credit facility, which is scheduled to expire in August 2006. This credit facility, which replaced the Company's $250.0 million unsecured revolving credit facility, has made available funds to both finance the purchase of properties and other investments and meet any short-term working capital requirements. As of December 31, 2003, there was $45.0 million outstanding under this unsecured revolving credit facility.

The Company also established a $400.0 million unsecured bridge facility, which is scheduled to expire in September 2004, with an option to extend up to $150.0 million for an additional year. Proceeds from this facility were used to partially fund the Mid-Atlantic Realty Trust transaction (see Recent Developments - Mid-Atlantic Realty Trust Merger and Notes 3 and 13 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K). As of December 31, 2003, there was $329.0 million outstanding on this unsecured bridge facility.

The Company has a $300.0 million medium-term notes program (the "MTN program") pursuant to which it may from time to time offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs, and (ii) managing the Company's debt maturities. (See Note 13 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

In addition to the public debt and equity markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of KDI, the Company's merchant building subsidiary. As of December 31, 2003, the Company had over 400 unencumbered property interests in its portfolio representing over 88% of the Company's net operating income.

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

During May 2003, the Company filed a shelf registration on Form S-3 for up to $1.0 billion of debt securities, preferred stock, depositary shares, common stock and common stock warrants. As of January 30, 2004, the Company had approximately $609.7 million available for issuance under this shelf registration statement.

The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and the payment of dividends in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, free cash flow generated by the operating business, availability under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flow from operations was $308.6 million for the year ended December 31, 2003, as compared to $278.9 million for the year ended December 31, 2002.

Competition   As one of the original participants in the growth of the shopping center industry and one of the nation's largest owners and operators of neighborhood and community shopping centers, the Company has established close relationships with a large number of major national and regional retailers and maintains a broad network of industry contacts. Management is associated with and/or actively participates in many shopping center and REIT industry organizations. Notwithstanding these relationships, there are numerous regional and local commercial developers, real estate companies, financial institutions and other investors who compete with the Company for the acquisition of properties and other investment opportunities and in seeking tenants who will lease space in the Company's properties.

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

Risk Factors   Set forth below are the material risks associated with the purchase and ownership of the securities of the Company. As an owner of real estate, the Company is subject to certain business risks arising in connection with the underlying real estate, including, among other factors, (i) defaults of major tenants due to bankruptcy, insolvency and/or general downturn in their business which could reduce the Company's cash flow, (ii) major tenants not renewing their leases as they expire or renewing at lower rental rates which could reduce the Company's cash flow, (iii) changes in retailing trends which could reduce the need for shopping centers, (iv) potential liability for future or unknown environmental issues, (v) changes in real estate and zoning laws and competition from other real estate owners which could make it difficult to lease or develop properties, and (vi) the inability to acquire capital, either in the form of debt or equity, on satisfactory terms to fund the Company's cash requirements. The success of the Company also depends upon trends in the economy, including, but not limited to, interest rates, income tax laws, governmental regulations and legislation and population trends. Additionally, the Company is subject to complex regulations related to its status as a REIT and would be adversely affected if it failed to maintain its qualification as a REIT.

Operating Practices   Nearly all operating functions, including leasing, legal,
construction, data processing, maintenance, finance and accounting, are administered by the Company from its executive offices in New Hyde Park, New York. The Company believes it is critical to have a management presence in its principal areas of operation and accordingly, the Company maintains regional offices in various cities throughout the United States. A total of 405 persons are employed at the Company's executive and regional offices.

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

The Company also employs a total of 18 persons at several of its larger properties in order to more effectively administer its maintenance and security responsibilities.

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

In connection with the RMA, which became effective January 1, 2001, the Company is now permitted to participate in activities which the Company was precluded from previously in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. The primary activities conducted by the Company in its taxable REIT subsidiaries during 2003 include, but are not limited to, (i) the ground-up development of shopping center properties and subsequent sale thereof upon completion (see Recent Developments - Kimco Developers, Inc. ("KDI")), (ii) real estate advisory and disposition services provided in connection with asset designation rights, and
(iii) acting as an agent or principal in connection with tax deferred exchange transactions. As such, the Company was subject to federal and state income taxes on the income from these activities.

Recent Developments

Mid-Atlantic Realty Trust Merger -

During June 2003, the Company and Mid-Atlantic Realty Trust ("Mid-Atlantic") entered into a definitive merger agreement (the "Merger Agreement") whereby Mid-Atlantic would merge with and into a wholly-owned subsidiary of the Company (the "Merger" or "Mid-Atlantic Merger"). The Merger required the approval of holders of 66 2/3% of Mid-Atlantic's outstanding shares. Subject to certain conditions, limited partners in Mid-Atlantic's operating partnership were offered the same cash consideration for each outstanding unit and offered the opportunity (in lieu of cash) to exchange their interests for preferred units in the operating partnership upon the closing of the transaction.

The shareholders of Mid-Atlantic approved the Merger on September 30, 2003 and the closing occurred October 1, 2003. Mid-Atlantic shareholders received cash consideration of $21.051 per share. In addition, more than 99.0% of the limited partners in Mid-Atlantic's operating partnership elected to have their partnership units redeemed for cash consideration equal to $21.051 per unit.

The transaction had a total value of approximately $700.0 million including the assumption of approximately $216.0 million of debt. The Company funded the transaction with available cash, a new $400.0 million bridge facility and funds from its existing revolving credit facility.

In connection with the Merger, the Company acquired interests in 41 operating shopping centers, one regional mall, two shopping centers under development and eight other commercial assets. The properties have a gross leasable area of approximately 5.7 million square feet of which approximately 95.0% of the stabilized square footage is currently leased. The Company also acquired approximately 80.0 acres of undeveloped land. The properties are located primarily in Maryland, Virginia, New York, Pennsylvania, Massachusetts and Delaware. The Company has tentative agreements for a number of the properties to be allocated to its strategic co-investment programs. For financial reporting purposes the Merger was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, ("SFAS No. 141").

During December 2003, the Company disposed of the one regional mall and the adjacent annex acquired in the Merger located in Bel Air, MD for a sales price of approximately $71.0 million, which approximated its net book value.

Operating Properties -

         Acquisitions -

During the year ended December 31, 2003, the Company acquired 14 operating properties located in eight states and Mexico, comprising approximately 1.7 million square feet of GLA for an aggregate purchase price of approximately $293.9 million. Details of these transactions are as follows:

During January 2003, the Company acquired a property located in Houston, TX, comprising approximately 0.2 million square feet of GLA, for a purchase price of approximately $26.3 million. During June 2003, the Company transferred this property to KROP.

During February 2003, the Company acquired a property located in Nashau, NH, comprising approximately 0.2 million square feet of GLA, for a purchase price of approximately $25.7 million.

During March 2003, the Company acquired four operating properties located in Queens, NY, comprising approximately 0.1 million square feet of GLA, for an aggregate purchase price of approximately $19.9 million.

During April 2003, the Company acquired a property located in Sterling, VA, comprising approximately 0.4 million square feet of GLA, for a purchase price of approximately $58.7 million. During September 2003, the Company transferred this property to KROP.

During June 2003, the Company acquired a 66.7% controlling interest in a property located in New Braunfels, TX, comprising approximately 0.1 million square feet of GLA, for a purchase price of approximately $4.2 million.

Additionally, during June 2003, the Company acquired a property located in Colma, CA, comprising approximately 0.2 million square feet of GLA, for a purchase price of approximately $59.2 million. During November 2003, the Company transferred this property to KROP.

Also, during June 2003, the Company acquired a property located in Greenwood, CO, comprising approximately 0.2 million square feet of GLA, for a purchase price of approximately $29.7 million. During November 2003, the Company sold this property for a sales price of approximately $30.6 million which resulted in a gain on sale of approximately $0.7 million.

During July 2003, the Company acquired a property in Novato, CA, comprising approximately 0.1 million square feet of GLA, for a purchase price of approximately $21.9 million. During December 2003, the Company transferred this property into a newly formed joint venture in which the Company has a 10% non-controlling interest.

During October 2003, the Company acquired a property located in Florence, KY, comprising approximately 0.1 million square feet of GLA, for an aggregate purchase price of approximately $14.9 million.

Additionally, during October 2003, the Company acquired an operating property located in Juarez, Mexico, comprising approximately 0.1 million square feet of GLA through a joint venture in which the Company has a 90.0% controlling interest. The property was acquired for a purchase price of approximately $9.9 million.

During November 2003, the Company acquired a property located in Monroeville, PA, comprising approximately 0.1 million square feet of GLA, for an aggregate purchase price of approximately $23.5 million.

         Dispositions -

During 2003, the Company disposed of, in separate transactions, (i) 10 operating shopping center properties, for an aggregate sales price of approximately $119.1 million, including the assignment of approximately $1.7 million of mortgage debt encumbering one of the properties, (ii) two regional malls for an aggregate sales price of approximately $135.6 million, (iii) one out-parcel for a sales price of approximately $8.1 million, (iv) transferred three operating properties to KROP for a price of approximately $144.2 million which approximated their net book value, (v) transferred an operating property to a newly formed joint venture in which the Company has a 10% non-controlling interest for a price of approximately $21.9 million which approximated its net book value and (vi) terminated four leasehold positions in locations where a tenant in bankruptcy had rejected its lease. These transactions resulted in net gains of approximately $50.8 million.

         Redevelopments -

The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace. During 2003, the Company substantially completed the redevelopment and re-tenanting of various operating properties. The Company expended approximately $57.9 million in connection with these major redevelopments and re-tenanting projects during 2003. The Company is currently involved in redeveloping several other shopping centers in the existing portfolio. The Company anticipates its capital commitment toward these and other redevelopment projects will be approximately $50.0 million to $75.0 million during 2004.

          Kimco Developers, Inc. ("KDI") -

Effective January 1, 2001, the Company elected taxable REIT subsidiary status for its wholly-owned subsidiary, KDI. KDI is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion. As of December 31, 2003, KDI had in progress 26 ground-up development projects located in nine states. These projects had substantial pre-leasing prior to the commencement of construction. During 2003, KDI expended approximately $208.9 million in connection with the purchase of land and construction costs related to these projects. These projects are currently proceeding on schedule and in line with the Company's budgeted costs. The Company anticipates its capital commitment toward these and other development projects will be approximately $160.0 million to $200.0 million during 2004. The proceeds from the sales of the completed ground-up development projects during 2004 and proceeds from construction loans are expected to be sufficient to fund these anticipated capital requirements.

         KDI Acquisitions -

During the year ended December 31, 2003, KDI acquired interests in 12 land parcels, in separate transactions, for the ground-up development of shopping centers and subsequent sales thereof upon completion for an aggregate purchase price of approximately $80.2 million, as follows:

                                                              Purchase Price
  Date Acquired            City                 State          (in millions)
  -------------            ----                 -----         --------------

  February 2003           Avondale               AZ                $ 2.2
  March 2003              Raleigh                NC                  3.2
  April 2003              Maricopa               AZ                  2.7
  May 2003                Muskegan               MI                  4.2
  June 2003               Vancouver              WA                  9.4
  July 2003               Birmingham             AL                  2.5
  September 2003          Longview               WA                 16.5
  September 2003          Ft. Worth              TX                  8.5
  October 2003            Burleson               TX                  5.6
  December 2003           Lake Worth             TX                 11.8
  December 2003           Jacksonville           FL                  7.6
  December 2003           Houston                TX                  6.0
                                                                   -----
                                                                   $80.2
                                                                   =====

The estimated project costs for these newly acquired parcels is approximately $220.0 million with completion dates ranging from June 2004 to December 2005.

During 2003, the Company obtained individual construction loans on seven ground-up development projects and paid off construction loans on three ground-up development properties. At December 31, 2003 total loan commitments on the remaining 13 construction loans aggregate approximately $238.9 million of which approximately $92.8 million has been funded. These loans have maturities ranging from 3 to 34 months and bear interest at rates ranging from 2.87% to 5.0% at December 31, 2003.

         KDI Dispositions -

During the year ended December 31, 2003, KDI sold four of its recently completed projects and 26 out-parcels for approximately $134.6 million. These sales resulted in pre-tax gains of approximately $17.5 million. Details are as follows:

                                                                                                               Sales Price
Date Sold                      Project                                  City                   State          (in millions)
---------                      -------                                  ----                   -----          -------------

January 2003               Various (4 out-parcels)                     Various                NV, OH, AZ          $  3.4
February 2003              Wakefield Crossing (1 out-parcel)           Raleigh                NC                     0.5
March 2003                 Gateway Station (1 out-parcel)              Burleson               TX                     1.3
April 2003                 Wakefield Crossings (4 out-parcels)         Various                Various                3.1
May 2003                   Sale of built up space at Gilbert Fiesta    Gilbert Fiesta         AZ                    10.8
June 2003                  Hamstra Square (Sale of Center)             Chandler               AZ                    13.0
June 2003                  Gateway Station (Phase I)                   Burleson               TX                    27.9
June 2003                  Various (2 out-parcels)                     Various                TX, NV                 8.6
July 2003                  Various (3 out-parcels)                     Various                NC, OH, AZ             2.0
August 2003                Various (2 out-parcels)                     Various                NC, TX                 2.3
September 2003             Hillsborough (sale of center)               Hillsborough           NJ                    46.5
October 2003               Various (3 out-parcels)                     Various                TX, WA                 5.6
November 2003              Various (5 out-parcels)                     Various                AZ, WA                 8.5
December 2003              Gateway Station (1 out-parcel)              Burleson               TX                     1.1
                                                                                                                  ------
                                                                                                                  $134.6
                                                                                                                  ======

Operating Real Estate Joint Venture Investments -

         Kimco Income REIT ("KIR") -

During 1998, the Company formed KIR, an entity that was established for the purpose of investing in high quality real estate properties financed primarily with individual non-recourse mortgages. These properties include, but are not limited to, fully developed properties with strong, stable cash flows from credit-worthy retailers with long-term leases. The Company originally held a 99.99% limited partnership interest in KIR. Subsequent to KIR's formation, the Company sold a significant portion of its original interest to an institutional investor and admitted three other limited partners. As of December 31, 2003, KIR has received total capital commitments of $569.0 million, of which the Company subscribed for $247.0 million and the four limited partners subscribed for $322.0 million. The Company has a 43.3% non-controlling limited partnership interest in KIR, manages the portfolio and accounts for its investment under the equity method of accounting.

During 2003, the limited partners in KIR contributed $30.0 million towards their respective capital commitments, including $13.0 million by the Company. As of December 31, 2003, KIR had unfunded capital commitments of $99.0 million, including $42.9 million from the Company.

During 2003, KIR purchased two shopping center properties, in separate transactions, aggregating approximately 0.6 million square feet of GLA for approximately $103.5 million.

During September 2003, KIR elected to terminate its secured revolving credit facility. This facility was scheduled to expire in November 2003 and had $5.0 million outstanding at the time of termination, which was paid in full.

During December 2003, KIR disposed of, in separate transactions, two out-parcels located in Las Vegas, NV, for an aggregate sales price of approximately $1.4 million, which represented the approximate carrying value of the property.

As of December 31, 2003, the KIR portfolio was comprised of 70 shopping center properties aggregating approximately 14.6 million square feet of GLA located in 21 states.

During 2003, KIR obtained individual non-recourse, non-cross collateralized fixed-rate ten year mortgages aggregating approximately $78.0 million on two of its previously unencumbered properties with rates ranging from 5.54% to 5.82% per annum. The net proceeds were used to satisfy the outstanding balance on the secured credit facility and partially fund the acquisition of various shopping center properties.

         Kimco / G.E. Joint Venture ("KROP") -

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

During 2003, GECRE and the Company contributed approximately $45.6 million and $11.4 million, respectively, towards their capital commitments. Additionally, GECRE and the Company provided short-term interim financing for all acquisitions made by KROP without a mortgage in place at the time of acquisition. All such financing bears interest at rates ranging from LIBOR plus 4.0% to LIBOR plus 5.25% and have maturities of less than one year. As of December 31, 2003, KROP had outstanding short-term interim financing due to GECRE and the Company totaling $16.8 million each.

During 2003, KROP purchased, in separate transactions, eight shopping centers comprising approximately 1.9 million square feet of GLA for an aggregate purchase price of approximately $250.2 million, including the assumption of approximately $6.5 million of mortgage debt encumbering one of the properties.

During December 2003, KROP disposed of a portion of a shopping center located in Columbia, MD, for an aggregate sales price of approximately $2.8 million, which approximated the carrying value.

During 2003, KROP obtained individual non-recourse, non-cross collateralized fixed-rate mortgages aggregating approximately $89.3 million on three of its previously unencumbered properties with rates ranging from 4.25% to 5.92% and terms ranging from five to ten years.

During 2003, KROP obtained individual non-recourse, non-cross collateralized variable-rate five year mortgages aggregating approximately $35.6 million on five of its previously unencumbered properties with rates ranging from LIBOR plus 2.2% to LIBOR plus 2.5%. In order to mitigate the risks of interest rate fluctuations associated with these variable rate obligations, KROP entered into interest rate cap agreements for the notional values of these mortgages.

As of December 31, 2003, the KROP portfolio was comprised of 23 shopping center properties aggregating approximately 3.5 million square feet of GLA located in 12 states.

         International Real Estate Joint Venture Investments -

              Canadian Investments -

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

During 2003, the RioCan Venture acquired a shopping center property comprising approximately 0.2 million square feet of GLA for a purchase price of approximately CAD $42.6 million (approximately USD $29.0 million) including the assumption of approximately CAD $28.7 million (approximately USD $19.6 million) of mortgage debt. Additionally during 2003, the RioCan Venture acquired, in a single transaction, four parcels of land adjacent to an existing property for a purchase price of approximately CAD $18.7 million (approximately USD $14.2 million). This property was subsequently encumbered with non-recourse mortgage debt of approximately CAD $16.3 million (approximately USD $12.4 million).

As of December 31, 2003, the RioCan Venture was comprised of 31 operating properties and three development properties, consisting of approximately 7.2 million square feet of GLA.

              Mexican Investments -

During October 2002, the Company, in separate transactions, acquired two operating properties located in Saltillo and Monterrey, Mexico, comprising approximately 0.3 million square feet of GLA for an aggregate purchase price of approximately $368.5 million pesos ("MXN") (USD $35.7 million). The Monterrey site consisted of a portion under development of approximately 0.1 million square feet of GLA which was completed during October 2003, for a cost of approximately MXN $57.9 million (USD $5.8 million).

During December 2003, the Company, in a single transaction, sold a 50.0% interest in each of its properties located in Saltillo and Monterrey, Mexico for an aggregate sales price of approximately MXN $240.4 million (USD $21.4 million) which approximated 50.0% of their aggregate carrying value.

         Other Real Estate Joint Ventures -

The Company and its subsidiaries have investments in and advances to various other real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases.

During June 2003, the Company acquired a former Service Merchandise property located in Novi, MI, through a joint venture, in which the Company has a 42.5% non-controlling interest. The property was acquired for a purchase price of approximately $4.1 million.

During June 2003, the Company acquired a property located in South Bend, IN, through a joint venture in which the Company has a 37.5% non-controlling interest. The property was acquired for an aggregate purchase price of approximately $4.9 million.

During July 2003, the Company acquired a property located in Pineville, NC, through a joint venture, in which the Company has a 20.0% non-controlling interest. The property was acquired for a purchase price of approximately $27.3 million, including $19.3 million of non-recourse mortgage debt encumbering the property.

During August 2003, the Company acquired a property located in Shaumburg, IL, through a joint venture in which the Company has a 45.0% non-controlling interest. The property was acquired for an aggregate purchase price of approximately $66.6 million. Simultaneous with the acquisition, the venture obtained a $51.6 million non-recourse mortgage at a floating interest rate of LIBOR plus 2.25%.

Additionally, during the year ended December 31, 2003, the Company acquired 11 properties, in separate transactions, through various joint ventures in which the Company has a 50.0% non-controlling interest. These properties were acquired for an aggregate purchase price of approximately $113.3 million, including the assumption of approximately $40.5 million of non-recourse debt encumbering six of the properties.

Other Real Estate Investments -

         Kmart Venture -

During July 2002, the Company, through a taxable REIT subsidiary, formed a venture (the "Kmart Venture") in which the Company has a controlling interest for purposes of acquiring asset designation rights for 54 former Kmart locations. The total commitment to Kmart by the Kmart Venture, prior to the profit sharing arrangement commencing, was approximately $43.0 million. As of December 31, 2003, the Kmart Venture completed the designation of all properties and has funded the total commitment of approximately $43.0 million to Kmart. During 2003, the Kmart Venture commenced the profit sharing arrangement and the Company recognized pre-tax profits of approximately $0.6 million.

         Kimsouth -

During November 2002, the Company, through its taxable REIT subsidiary, together with Prometheus Southeast Retail Trust, completed the merger and privatization of Konover Property Trust, which has been renamed Kimsouth Realty, Inc., ("Kimsouth"). The Company acquired 44.5% of the common stock of Kimsouth, which consisted primarily of 38 retail shopping center properties comprising approximately 4.6 million square feet of GLA. Total acquisition value was approximately $280.9 million including approximately $216.2 million in assumed mortgage debt. The Company's investment strategy with respect to Kimsouth includes re-tenanting, repositioning and disposition of the properties.

During 2003, Kimsouth disposed of 14 shopping center properties, in separate transactions, for an aggregate sales price of approximately $84.0 million, including the assignment of approximately $18.4 million of mortgage debt encumbering six of the properties. During 2003, the Company recognized pre-tax profits from the Kimsouth investment of approximately $12.1 million which is included in the caption Income from other real estate investments on the Company's Consolidated Statements of Income.

As of December 31, 2003, the Kimsouth portfolio was comprised of 22 properties aggregating approximately 3.2 million square feet of GLA located in six states.

         Preferred Equity Capital -

During 2002, the Company established a preferred equity program, which provides capital to developers and owners of shopping centers. As of December 31, 2003, the Company has provided, in separate transactions, an aggregate of approximately $66.4 million in investment capital to developers and owners of 21 shopping centers.

Mortgages and Other Financing Receivables -

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

During May 2002, in connection with Frank's Nursery & Crafts, Inc. ("Franks") emergence from Chapter 11 under the U.S. Bankruptcy Code, the Company received approximately 4.3 million shares of Frank's common stock in settlement of its pre-petition claim. The Company also provided exit financing in the form of a $15.0 million three-year term loan at a fixed interest rate of 10.25% per annum collateralized by 40 real estate interests. Simultaneously, the Company provided an additional $17.5 million revolving loan, also at an interest rate of 10.25% per annum. Interest is payable quarterly in arrears. As of December 31, 2003, the aggregate outstanding loan balance was approximately $32.5 million. As an inducement to make these loans, Frank's issued the Company approximately 4.4 million warrants with an exercise price of $1.15 per share and 5.0 million warrants with an exercise price of $2.00 per share. During 2003, the Company had written down the remaining carrying value of its equity investment in Frank's common stock and fully reserved the value of the Frank's warrants, with a corresponding adjustment in Other comprehensive income ("OCI").

During June 2003, the Company provided a five-year $3.5 million loan to Grass America, Inc. ("Grass America") at an interest rate of 12.25% per annum collateralized by certain real estate interests of Grass America. The Company receives principal and interest payments on a monthly basis.

During December 2003, the Company provided a four-year $8.25 million term loan to Spartan Stores, Inc. ("Spartan") at a fixed rate of 16.0% per annum. This loan is collateralized by the real estate interests of Spartan. The Company receives principal and interest payments monthly.

During December 2003, the Company, through a taxable REIT subsidiary, acquired a $24.0 million participation interest in 12% senior secured notes of the FRI-MRD Corporation ("FRI-MRD") for $13.3 million. These notes, which are currently non-performing, are collateralized by certain equity interests and a note receivable of a FRI-MRD subsidiary.

Financing Transactions -

         Unsecured Debt -

During May 2003, the Company issued $50.0 million of fixed-rate unsecured senior notes under its medium-term notes ("MTN") program. This fixed rate MTN matures in May 2010 and bears interest at 4.62% per annum, payable semi-annually in arrears. The proceeds from this MTN issuance were used to partially fund the redemption of the Company's $75.0 million 7 3/4% Class A Cumulative Redeemable Preferred Stock.

During August 2003, the Company issued $100.0 million of fixed-rate unsecured senior notes under its MTN program. This fixed rate MTN matures in August 2008 and bears interest at 3.95% per annum, payable semi-annually in arrears. The proceeds from this MTN issuance were used to redeem all $100.0 million of the Company's remarketed reset notes due August 18, 2008, bearing interest at LIBOR plus 1.25%.

During October 2003, the Company issued $100.0 million of fixed-rate unsecured senior notes under its MTN program. This fixed rate MTN matures in October 2013 and bears interest at 5.19% per annum, payable semi-annually in arrears. The proceeds from this MTN issuance were used for the repayment of the Company's 6.5% $100.0 million fixed-rate unsecured senior notes which matured October 1, 2003.

         Construction Loans -

During 2003, the Company obtained construction financing on seven ground-up development projects for an aggregate loan amount of up to $152.2 million, of which approximately $45.6 million was funded as of December 31, 2003. As of December 31, 2003, the Company had a total of 13 construction loans with total commitments of up to $238.9 million of which $92.8 million had been funded to the Company. These loans have maturities ranging from 3 to 34 months and variable interest rates ranging from 2.87% to 5.00% at December 31, 2003.

         Early Extinguishment of Non-Recourse Mortgages -

As part of the Company's strategy to reduce its exposure to Kmart Corporation, the Company had previously encumbered certain Kmart sites with individual non-recourse mortgages. As a result of the Kmart bankruptcy filing in January 2002 and the subsequent rejection of leases including leases at these encumbered sites, the Company suspended debt service payments on these loans and began active negotiations with the respective lenders.

During February 2003, the Company reached agreement with a lender in connection with two former Kmart encumbered locations. The Company paid approximately $8.3 million in full satisfaction of these loans which aggregated approximately $14.7 million. The Company recognized a gain on early extinguishment of debt of approximately $6.2 million as a result of this transaction.

During December 2003, the Company reached agreement with a lender in connection with an individual non-recourse mortgage encumbering a former Kmart site located in Chicago, IL. The Company paid approximately $5.9 million in full satisfaction of this loan which had a outstanding balance of approximately $9.3 million. As a result of this transaction, the Company recognized a gain on early extinguishment of debt of approximately $3.5 million.

         Credit Facilities -

The Company maintains a $500.0 million unsecured revolving credit facility (the "Credit Facility") with a group of banks which is scheduled to mature in August 2006. Under the terms of the Credit Facility, funds may be borrowed for general corporate purposes, including (i) funding property acquisitions, (ii) funding development and redevelopment costs and (iii) funding any short-term working capital requirements. Interest on borrowings under the Credit Facility accrues at a spread (currently 0.55%) to LIBOR, which fluctuates in accordance with changes in the Company's senior debt ratings. The Company's senior debt ratings are currently A-/stable from Standard & Poors and Baa1/stable from Moody's Investor Services. As part of the Credit Facility, the Company has a competitive bid option where the Company may auction up to $250.0 million of its requested borrowings to the bank group. This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread to LIBOR of 0.55%. As of December 31, 2003, there was $45.0 million outstanding under the Credit Facility.

During October 2003, the Company obtained a $400.0 million unsecured bridge facility that bears interest at LIBOR plus 0.55%. This loan is scheduled to expire September 30, 2004 with an option to extend up to $150.0 million for an additional year. The Company utilized these proceeds to partially fund the Mid-Atlantic Realty Trust transaction. As of December 31, 2003, there was $329.0 million outstanding on this unsecured bridge facility.

         Equity -

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

         Hedging Activities -

During 2002 and 2003, the Company entered into various foreign currency forward contracts and a cross currency swap aggregating approximately CAD $189.6 million and MXN $381.8 million in connection with the Company's Canadian and Mexican real estate investments and investment in stock of RioCan. During December 2003, the Company sold a 50% interest in its Saltillo and Monterrey, Mexico properties. In connection with this sale, the Company partially assigned to the buyer a portion of its foreign currency forwards and cross currency swap aggregating approximately MXN $156.9 million. At December 31, 2003, the Company's remaining portion of these foreign currency forwards and cross currency swap is approximately MXN $224.9 million, which fully hedges the Company's remaining investment in these properties. (See Note 17 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

Exchange Listings

The Company's common stock and Class F Depositary Shares are traded on the NYSE under the trading symbols "KIM" and "KIMprF", respectively. Trading of the Class A, B and C Depositary Shares ceased in June 2003 in connection with the Company's redemption of such shares.

Item 2.  Properties

Real Estate Portfolio    As of January 1, 2004, the Company's real estate
portfolio was comprised of interests in approximately 93.5 million square feet of GLA (not including 26 property interests comprising 3.9 million square feet of GLA related to the Preferred Equity program and 4.9 million square feet of projected GLA for the ground-up development projects) in 594 neighborhood and community shopping center properties, 37 retail store leases, 10 parcels of undeveloped land and 28 projects under development, located in 41 states, Canada and Mexico. The Company's portfolio includes a 43.3% interest in 70 shopping center properties comprising approximately 14.6 million square feet of GLA relating to KIR, a 50% interest in 31 shopping center properties comprising approximately 7.3 million square feet of GLA relating to the RioCan Venture and a 20% interest in 23 shopping center properties comprising approximately 3.5 million square feet of GLA relating to KROP. Neighborhood and community shopping centers comprise the primary focus of the Company's current portfolio. As of January 1, 2004, approximately 90.7% of the Company's neighborhood and community shopping center space (excluding the KIR, KROP and Kimsouth portfolios) was leased, and the average annualized base rent per leased square foot of the portfolio was $8.79. As of January 1, 2004, the KIR, KROP and Kimsouth portfolios were 97.7%, 98.2% and 80.2% leased, respectively, with an average annualized base rent per leased square foot of $11.85, $12.49 and $8.63, respectively.

The Company's neighborhood and community shopping center properties, generally owned and operated through subsidiaries or joint ventures, had an average size of approximately 148,000 square feet as of January 1, 2004. The Company generally retains its shopping centers for long-term investment and consequently pursues a program of regular physical maintenance together with major renovations and refurbishing to preserve and increase the value of its properties. These projects usually include renovating existing facades, installing uniform signage, resurfacing parking lots and enhancing parking lot lighting. During 2003, the Company capitalized approximately $6.2 million in connection with these property improvements and expensed to operations approximately $17.5 million.

The Company's neighborhood and community shopping centers are usually "anchored" by a national or regional discount department store, supermarket or drugstore. As one of the original participants in the growth of the shopping center industry and one of the nation's largest owners and operators of shopping centers, the Company has established close relationships with a large number of major national and regional retailers. Some of the major national and regional companies that are tenants in the Company's shopping center properties include The Home Depot, Kmart Corporation, Kohl's, Royal Ahold, TJX Companies, Wal-Mart, Great Atlantic & Pacific, Best Buy, Toys R' Us, and Bed Bath & Beyond.

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

Approximately 1,918 of the Company's 6,820 leases also contain provisions requiring the payment of additional rent calculated as a percentage of tenants' gross sales above predetermined thresholds. Percentage Rents accounted for approximately 1% of the Company's revenues from rental property for the year ended December 31, 2003.

Minimum base rental revenues and operating expense reimbursements accounted for approximately 99% of the Company's total revenues from rental property for the year ended December 31, 2003. The Company's management believes that the base rent per leased square foot for many of the Company's existing leases is generally lower than the prevailing market-rate base rents in the geographic regions where the Company operates, reflecting the potential for future growth.

For the period January 1, 2003 to December 31, 2003, the Company increased the average base rent per leased square foot in its consolidated portfolio of neighborhood and community shopping centers from $8.31 to $8.79, an increase of $0.48. This increase primarily consists of (i) a $0.32 increase relating to the net effect of acquisitions and dispositions, (ii) an $0.11 increase related to the fluctuation in exchange rates related to the Canadian denominated leases, and (iii) a $0.05 increase relating to new leases signed net of leases vacated.

The Company seeks to reduce its operating and leasing risks through geographic and tenant diversity. No single neighborhood and community shopping center accounted for more than 0.6% of the Company's total shopping center GLA or more than 1.0% of total annualized base rental revenues as of December 31, 2003. The Company's five largest tenants include The Home Depot, Kmart Corporation, Kohl's, Royal Ahold and TJX Companies, which represent approximately 3.0%, 2.9%, 2.8%, 2.6% and 2.5%, respectively, of the Company's annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest. The Company maintains an active leasing and capital improvement program that, combined with the high quality of the locations, has made, in management's opinion, the Company's properties attractive to tenants.

The Company's management believes its experience in the real estate industry and its relationships with numerous national and regional tenants gives it an advantage in an industry where ownership is fragmented among a large number of property owners.

Retail Store Leases   In addition to neighborhood and community shopping
centers, as of January 1, 2004, the Company had interests in retail store leases totaling approximately 3.4 million square feet of anchor stores in 37 neighborhood and community shopping centers located in 20 states. As of January 1, 2004, approximately 86.0% of the space in these anchor stores had been sublet to retailers that lease the stores under net lease agreements providing for average annualized base rental payments of $4.07 per square foot. The average annualized base rental payments under the Company's retail store leases to the land owners of such subleased stores is approximately $2.60 per square foot. The average remaining primary term of the retail store leases (and, similarly, the remaining primary terms of the sublease agreements with the tenants currently leasing such space) is approximately 4.5 years, excluding options to renew the leases for terms which generally range from 5 to 25 years. The Company's investment in retail store leases is included in the caption Other Real Estate Investments on the Company's Consolidated Balance Sheets.

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

Ground-Up Development Properties    As of January 1, 2004, the Company, through
its wholly-owned taxable REIT subsidiary, KDI, has currently in progress 26 ground-up development projects located in nine states which are expected to be sold upon completion. These projects had substantial pre-leasing prior to the commencement of construction. As of January 1, 2004, the average annual base rent per leased square foot for the KDI portfolio was $14.22 and the average annual base rent per leased square foot for new leases executed in 2003 was $15.24.

Undeveloped Land   The Company owns certain unimproved land tracts and parcels of land adjacent to certain of its existing shopping centers that are held for possible expansion. At times, should circumstances warrant, the Company may develop or dispose of these parcels.

The table on pages 20 to 27 sets forth more specific information with respect to each of the Company's property interests.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.

                                                                                                          MAJOR LEASES
                              YEAR                  OWNERSHIP             LAND     LEASABLE    PERCENT  --------------------------
                            DEVELOPED               INTEREST/             AREA       AREA      LEASED
       LOCATION            OR ACQUIRED           (EXPIRATION)(2)         (ACRES)   (SQ. FT.)     (1)    TENANT NAME
----------------------------------------------------------------------------------------------------------------------------------

 ALABAMA
   BIRMINGHAM (4)             2003                JOINT VENTURE             21.4      85,000     100.0 TJ MAXX
   FAIRFIELD                  2000                     FEE                  8.7       86,566     100.0 TELETECH CUSTOM
   HOOVER                     2000                     FEE                  11.5     115,347     100.0 WAL-MART
   MOBILE (9)                 2002                JOINT VENTURE             52.6     525,505      67.5 KROGER
 ALASKA
   KENAI                      2003                JOINT VENTURE             14.7     146,759     100.0 HOME DEPOT
 ARIZONA
   AVONDALE (4)               2003                JOINT VENTURE             17.3      21,000     100.0
   FOUNTAIN HILLS (4)         2001                JOINT VENTURE             23.2     113,000      99.0 WALGREENS
   GILBERT FIESTA (4)         2002                JOINT VENTURE             1.8            -         -
   GLENDALE (7)               1998                     FEE                  40.5     333,388      99.6 COSTCO
   GLENDALE                   1998                JOINT VENTURE             48.2     111,825      81.7 SEARS
   MARANA                     2003                     FEE                  18.2     191,008     100.0 LOWE'S HOME CENTER
   MARICOPA (4)               2003                     FEE                  15.1      68,000     100.0 BASHAS'
   MESA                       1998                     FEE                  19.8     146,492      93.6 ROSS STORES
   NORTH PHOENIX              1998                     FEE                  17.0     230,164     100.0 BURLINGTON COAT FACTORY
   PEORIA (4)                 2000                JOINT VENTURE             69.8     218,000      99.2 KOHLS
   PHOENIX                    1998                     FEE                  13.4     153,174      90.5 HOME DEPOT
   PHOENIX                    1998                     FEE                  26.6     333,382      61.3 COSTCO
   PHOENIX                    1997                     FEE                  17.5     131,621      88.3 SAFEWAY
   TEMPE                      1998                JOINT VENTURE             21.1     236,015      43.5 PETSMART
   TEMPE (5)                  1998                JOINT VENTURE             20.0           -                -
   TUCSON                     2003                JOINT VENTURE             17.8     190,174     100.0 LOWE'S HOME CENTER
 CALIFORNIA
   ALHAMBRA                   1998                     FEE                  18.4     174,996     100.0 COSTCO
   ANAHEIM                    1995                     FEE                  1.0       15,396     100.0
   CARMICHAEL                 1998                     FEE                  18.5     212,811      98.8 HOME DEPOT
   CHULA VISTA                1998                     FEE                  31.3     329,245     100.0 COSTCO
   COLMA (8)                  2003                JOINT VENTURE             6.4      213,532     100.0 MARSHALLS
   CORONA                     1998                     FEE                  47.6     486,958      99.2 COSTCO
   COVINA (7)                 2000             GROUND LEASE (2054)          26.0     269,433      98.0 HOME DEPOT
   DALY CITY                  2002                     FEE                  25.6     439,600      84.4 BURLINGTON COAT FACTORY
   EL CAJON                   2003                JOINT VENTURE             11.8     120,711     100.0 KOHLS
   FOLSOM                     2003                JOINT VENTURE             10.8     108,225     100.0 KOHLS
   LA MIRADA                  1998                     FEE                  31.2     288,471      92.6 TOYS "R" US
   MONTEBELLO (7)             2000                     FEE                  20.4     250,439     100.0 SEARS
   MORGAN HILL                2003                JOINT VENTURE             10.3     103,362     100.0 HOME DEPOT
   NOVATO                     2003                     FEE                  11.3     125,462     100.0 SAFEWAY
   OXNARD (7)                 1998                     FEE                  14.4     171,580     100.0 TARGET
   SAN DIEGO (7)              2000                     FEE                  11.2     117,410     100.0 LUCKY STORES
   SAN RAMON (7)              1999                     FEE                  5.3       42,066      86.3 PETCO
   SANTA ANA                  1998                     FEE                  12.0     134,400     100.0 HOME DEPOT
   SANTEE                     2003                JOINT VENTURE             31.1     311,485      93.2 TJ MAXX
   SANTEE                     1998                     FEE                  10.4     103,903      98.8 OFFICE DEPOT
   STOCKTON                   1999                     FEE                  14.6     152,919      96.6 SUPER UNITED FURNITURE
   TEMECULA (7)               1999                     FEE                  40.0     341,612      97.9 KMART
   TORRANCE (7)               2000                     FEE                  26.7     266,917      97.0 HL TORRANCE
   TUSTIN                     2003                JOINT VENTURE             10.8     108,413     100.0 KMART
 COLORADO
   AURORA                     1998                     FEE                  13.8     145,754      77.9 TJ MAXX
   AURORA                     1998                     FEE                  9.9       44,174     100.0
   AURORA                     1998                     FEE                  13.9     152,981      99.0 ALBERTSONS
   COLORADO SPRINGS           1998                     FEE                  10.7     107,310      90.6 ALBERTSONS
   DENVER                     1998                     FEE                  1.5       18,405     100.0 SAV-A-LOT
   ENGLEWOOD                  1998                     FEE                  6.5       80,330     100.0 HOBBY LOBBY
   FORT COLLINS               2000                     FEE                  11.8     117,862      89.8 KOHLS
   GREENWOOD VILLAGE          2003                JOINT VENTURE             21.0     196,726     100.0 HOME DEPOT
   LAKEWOOD                   1998                     FEE                  7.6       82,581      95.0 SAFEWAY
 CONNECTICUT
   BRANFORD (7)               2000                     FEE                  19.2     191,574      98.5 KOHLS
   ENFIELD (7)                2000                     FEE                  16.2     162,459     100.0 KOHLS
   FARMINGTON                 1998                     FEE                  16.9     184,572      95.3 SPORTS AUTHORITY
   HAMDEN                     1967                JOINT VENTURE             31.7     341,502      98.1 WAL-MART
   NORTH HAVEN                1998                     FEE                  31.7     331,919     100.0 HOME DEPOT
   WATERBURY                  1993                     FEE                  13.1     137,943     100.0 RAYMOUR & FLANIGAN
 DELAWARE
   ELSMERE                    1979             GROUND LEASE (2076)          17.1     114,530     100.0 VALUE CITY
   DOVER (5)                  1999                JOINT VENTURE             89.0           -         -
   MILFORD                    2003                     FEE                  7.8       61,100      89.4 FOOD LION
   WILMINGTON                 2003             GROUND LEASE (2052)          25.9     165,805     100.0 SHOPRITE
 FLORIDA
   ALTAMONTE SPRINGS          1995                     FEE                  5.6       94,193     100.0 ORIENTAL MARKET
   ALTAMONTE SPRINGS          1998                JOINT VENTURE             19.4     271,095      71.6 ALTAMANTE CINEMA 8
   BOCA RATON                 1967                     FEE                  9.9       73,549     100.0 WINN DIXIE
   BOYNTON BEACH (7)          1999                     FEE                  18.0     197,362      99.7 BEALLS
   BRADENTON                  1968                JOINT VENTURE             6.2       30,938     100.0 GRAND CHINA BUFFET
   BRADENTON                  1998                     FEE                  19.6     162,997      95.8 PUBLIX
   BRANDON (7)                2001                     FEE                  29.7     143,785      99.1 BED BATH & BEYOND
   CORAL SPRINGS              1994                     FEE                  5.9       55,597     100.0 LINENS N THINGS
   CORAL SPRINGS              1997                     FEE                  9.8       86,342     100.0 TJ MAXX
   CORAL WAY                  1992                JOINT VENTURE             8.7       87,305     100.0 WINN DIXIE
   EAST ORLANDO               1971             GROUND LEASE (2068)          11.6     131,981      99.1 SPORTS AUTHORITY
   FORT PIERCE                1970                JOINT VENTURE             14.8     210,460      99.0 KMART
   HOLLYWOOD                  2002                JOINT VENTURE             5.0       50,000     100.0 HOME GOODS
   HOLLYWOOD (9)              2002                JOINT VENTURE             13.5     135,056      95.3 WINN DIXIE
   HOMESTEAD                  1972      GROUND LEASE (2018)/JOINT VENTURE   21.0     208,794      99.5 PUBLIX
   JACKSONVILLE               2002                JOINT VENTURE             5.1       51,000     100.0 MICHAELS
   JACKSONVILLE               1999                     FEE                  18.6     203,536      97.6 BURLINGTON COAT FACTORY
   JACKSONVILLE (4)           2003                JOINT VENTURE            113.6           -         -
   JENSEN BEACH (9)           2002                JOINT VENTURE             19.8     197,731      94.9 HOME DEPOT

                                                                 MAJOR LEASES
                       ------------------------------------------------------------------------------------------------------------
                      LEASE      OPTION                            LEASE      OPTION                           LEASE      OPTION
    LOCATION        EXPIRATION EXPIRATION TENANT NAME           EXPIRATION  EXPIRATION TENANT NAME          EXPIRATION  EXPIRATION
-----------------------------------------------------------------------------------------------------------------------------------

 ALABAMA
   BIRMINGHAM (4)        2014      2034    A.C. MOORE                  2014    2029    PETSMART                     2019    2039
   FAIRFIELD             2009      2029
   HOOVER                2025      2095
   MOBILE (9)            2006              CIRCUIT CITY                2041    2041    MARSHALLS                    2005    2012
 ALASKA
   KENAI                 2018      2048
 ARIZONA
   AVONDALE (4)
   FOUNTAIN HILLS (4)    2078              ROSS STORES                 2015    2035
   GILBERT FIESTA (4)
   GLENDALE (7)          2011      2046    LEVITZ                      2012    2032    STOOL & DINETTE              2004
   GLENDALE              2006      2016    MICHAELS                    2008    2018
   MARANA                2019      2069
   MARICOPA (4)          2024      2044
   MESA                  2005              HARKINS THEATRE             2005    2025    OUR HOME                     2005    2015
   NORTH PHOENIX         2013      2023    ULTIMATE ELECTRONICS        2015    2030    MICHAELS                     2007    2022
   PEORIA (4)            2024      2064    ROSS STORES                 2014    2034    MICHAELS                     2012    2032
   PHOENIX               2020      2050    JO-ANN FABRICS              2010    2025
   PHOENIX               2006      2041    RODEO                       2005
   PHOENIX               2009      2039
   TEMPE                 2011      2031    STAPLES                     2005    2025    GUITAR CENTER                2007    2017
   TEMPE (5)
   TUCSON                2049      2049
 CALIFORNIA
   ALHAMBRA              2027      2057    COSTCO                      2027    2057    JO-ANN FABRICS               2004    2019
   ANAHEIM
   CARMICHAEL            2008      2022    SPORTS AUTHORITY            2009    2024    LONGS DRUG                   2013    2033
   CHULA VISTA           2006      2041    NAVCARE                     2009
   COLMA (8)             2007      2012    NORDSTROM'S RACK            2007    2017    BED BATH & BEYOND            2011    2026
   CORONA                2007      2042    HOME DEPOT                  2010    2029    LEVITZ                       2009    2029
   COVINA (7)            2009      2034    STAPLES                     2006    2011    PETSMART                     2008    2028
   DALY CITY             2012      2022    SAFEWAY                     2004    2024    WALGREENS                    2007
   EL CAJON              2024      2053
   FOLSOM                2018      2048
   LA MIRADA             2012      2032    LA FITNESS                  2012    2022    US POST OFFICE               2010    2020
   MONTEBELLO (7)        2012      2062    TOYS "R" US                 2018    2043    AMC THEATRES                 2012    2032
   MORGAN HILL           2024      2054
   NOVATO                2008      2028    RITE AID                    2008    2023    BIG LOTS                     2005    2020
   OXNARD (7)            2008      2013    FOOD 4 LESS                 2008            24 HOUR FITNESS CENTER       2010    2020
   SAN DIEGO (7)         2012              SPORTMART                   2013
   SAN RAMON (7)         2012      2022
   SANTA ANA             2015      2035
   SANTEE                2012              BED BATH & BEYOND           2013            PETSMART                     2018
   SANTEE                2006      2021    ROSS STORES                 2009    2024    MICHAELS                     2008    2018
   STOCKTON              2009      2019    OFFICE DEPOT                2005    2015    COSTCO                       2008    2033
   TEMECULA (7)          2017      2032    FOOD 4 LESS                 2010    2030    TRISTONE THEATRES            2008    2018
   TORRANCE (7)          2011      2021    LINENS N THINGS             2010    2020    MARSHALLS                    2009    2019
   TUSTIN                2018      2048
 COLORADO
   AURORA                2007      2012    CLASSIC TREASURES           2007            SPACE AGE FEDERAL            2008
   AURORA
   AURORA                2007      2052    COOMERS CRAFTS              2006            CROWN LIQUORS                2005    2010
   COLORADO SPRINGS      2004      2034    EL PASO COUNTY              2005
   DENVER                2012      2027
   ENGLEWOOD             2013      2023    OLD COUNTRY BUFFET          2009    2019
   FORT COLLINS          2020      2070
   GREENWOOD VILLAGE     2019      2069
   LAKEWOOD              2007      2032
 CONNECTICUT
   BRANFORD (7)          2007      2022    SUPER FOODMART              2016    2038
   ENFIELD (7)           2021      2041    WALDBAUMS                   2014    2034
   FARMINGTON            2018      2063    LINENS N THINGS             2016    2036    BORDERS BOOKS                2018    2063
   HAMDEN                2019      2039    BON-TON                     2012            BOB'S STORES                 2016    2036
   NORTH HAVEN           2009      2029    BJ'S                        2006    2041    XPECT DISCOUNT               2008    2013
   WATERBURY             2017      2037    STOP & SHOP                 2013    2043
 DELAWARE
   ELSMERE               2008      2038
   DOVER (5)
   MILFORD               2014      2034
   WILMINGTON            2014      2044    SPORTS AUTHORITY            2008    2023    RAYMOUR & FLANIGAN FURNITURE 2019    2044
 FLORIDA
   ALTAMONTE SPRINGS     2012      2022    THOMASVILLE HOME            2011    2021    PEARL ARTS N CRAFTS          2008    2018
   ALTAMONTE SPRINGS     2008              LEATHER GALLERIES, THE      2009    2014    DSW SHOE WAREHOUSE           2012    2032
   BOCA RATON            2008      2033
   BOYNTON BEACH (7)     2006      2056    ALBERTSONS                  2015    2040
   BRADENTON             2009      2014
   BRADENTON             2012      2032    TJ MAXX                     2009    2019    JO-ANN FABRICS               2009    2024
   BRANDON (7)           2005      2015    ROSS STORES                 2010    2025    THOMASVILLE HOME             2010    2020
   CORAL SPRINGS         2012      2027
   CORAL SPRINGS         2007      2017    RAG SHOP                    2006    2026    BLOCKBUSTER                  2006    2016
   CORAL WAY             2011      2036    DIAMONDS CRAFTS             2005    2014
   EAST ORLANDO          2010      2020    OFFICE DEPOT                2005    2025    C-TOWN                       2013    2028
   FORT PIERCE           2006      2016    WINN DIXIE                  2005    2027    AARON'S                      2005    2010
   HOLLYWOOD             2010              MICHAELS                    2010
   HOLLYWOOD (9)         2011      2036    DOLLAR MART PLUS 2, INC.    2007    2011    ECKERD                       2006    2021
   HOMESTEAD             2014      2034    MARSHALLS                   2011    2026    OFFICEMAX                    2013    2028
   JACKSONVILLE          2013              HOME GOODS                  2010
   JACKSONVILLE          2008      2018    OFFICEMAX                   2012    2032    TJ MAXX                      2007    2017
   JACKSONVILLE (4)
   JENSEN BEACH (9)      2005      2030    PETSMART                    2009    2029    RAG SHOP                     2005    2020


                                                                                                          MAJOR LEASES
                              YEAR                  OWNERSHIP             LAND     LEASABLE    PERCENT  --------------------------
                            DEVELOPED               INTEREST/             AREA       AREA      LEASED
       LOCATION            OR ACQUIRED           (EXPIRATION)(2)         (ACRES)   (SQ. FT.)     (1)    TENANT NAME
----------------------------------------------------------------------------------------------------------------------------------

   JENSEN BEACH               1994                     FEE                  20.7     173,356      96.9 SERVICE MERCHANDISE
   KEY LARGO (7)              2000                     FEE                  21.5     207,332      96.6 KMART
   KISSIMMEE                  1996                     FEE                  18.4     130,983     100.0 KASH N' KARRY
   LAKELAND                   2001                     FEE                  22.9     229,383      94.0 STEIN MART
   LARGO                      1968                     FEE                  12.0     149,472      86.1 WAL-MART
   LARGO                      1992                     FEE                  29.4     215,916      96.8 PUBLIX
   LARGO                      1993                     FEE                  6.6       59,730      82.7 ROCK N HORSE
   LAUDERDALE LAKES           1968                JOINT VENTURE             10.0     115,341      96.9 SAVE-A-LOT
   LAUDERHILL                 1978                     FEE                  17.8     181,476      90.9 SMART & FINAL
   LEESBURG                   1969             GROUND LEASE (2017)          1.3       13,468      88.9
   MARGATE                    1993                     FEE                  34.1     260,752      98.0 PUBLIX
   MELBOURNE                  1968             GROUND LEASE (2071)          11.5     168,737      96.5 SUBMITTORDER CO
   MELBOURNE                  1994                     FEE                  13.8     131,851      75.7 TEGGE FURNISHINGS
   MELBOURNE                  1998                     FEE                  13.2     148,660      86.7 KROGER
   MELBOURNE (9)              1987                JOINT VENTURE             11.9     118,828      86.0 PUBLIX
   MIAMI                      1968                     FEE                  8.2      104,968      99.9 KMART
   MIAMI                      1962                JOINT VENTURE             14.0      79,273     100.0 BABIES R US
   MIAMI                      1986                     FEE                  7.8       83,380      97.5 PUBLIX
   MIAMI                      1995                     FEE                  5.4       63,604     100.0 KIDS R US
   MIAMI                      1985                     FEE                  15.9     108,795     100.0 PUBLIX
   MOUNT DORA                 1997                     FEE                  12.4     118,150     100.0 KMART
   OCALA                      1997                     FEE                  27.2     254,459      89.1 KMART
   ORANGE PARK                2003                JOINT VENTURE             5.0       50,299     100.0 BED BATH & BEYOND
   ORLANDO                    1968                     FEE                  12.0     131,646      96.6 BED BATH & BEYOND
   ORLANDO (7)                2000                     FEE                  18.0     179,065      97.1 KMART
   ORLANDO                    1968                JOINT VENTURE             10.0     114,434     100.0 BALLY TOTAL FITNESS
   ORLANDO                    1968      GROUND LEASE (2047)/JOINT VENTURE   7.8      110,788     100.0 OFFICE FURNITURE
   ORLANDO                    1994                     FEE                  28.0     236,486      98.4 OLD TIME POTTERY
   ORLANDO                    1996                     FEE                  11.7     129,256     100.0 ROSS STORES
   PALATKA                    1970                     FEE                  8.9       82,730      58.3 BIG LOTS
   PANAMA CITY (4)            2002                JOINT VENTURE             8.3       50,000     100.0 ROSS STORES
   PENSACOLA (9)              2002                JOINT VENTURE             18.2     189,287      76.3 WINN DIXIE
   PLANTATION                 1974                JOINT VENTURE             4.6       60,414     100.0 BREAD OF LIFE
   POMPANO BEACH              1968                JOINT VENTURE             6.6       66,838     100.0 RAMP 48
   PORT RICHEY (7)            1998                     FEE                  14.3     103,294      91.8 CIRCUIT CITY
   RIVIERA BEACH              1968                JOINT VENTURE             5.1       46,390      78.7 FURNITURE KINGDOM
   SANFORD                    1989                     FEE                  40.9     157,547      92.9 ROSS STORES
   SARASOTA                   1970                     FEE                  10.0     102,455     100.0 TJ MAXX
   SARASOTA                   1989                     FEE                  12.0     129,700      97.3 KASH N' KARRY
   ST. PETERSBURG             1968      GROUND LEASE (2084)/JOINT VENTURE   9.0      118,979      86.6 KASH N' KARRY
   TALLAHASSEE                1998                     FEE                  12.8     105,535      95.6 STEIN MART
   TALLAHASSEE (4)            2000      GROUND LEASE (2085)/JOINT VENTURE   34.0     225,000     100.0 BED BATH & BEYOND
   TAMPA                      2003                JOINT VENTURE             7.5       75,297     100.0 AMERICAN SIGNATURE HOME
   TAMPA                      1997                     FEE                  16.3     127,837      95.1 STAPLES
   TAMPA (7)                  2001                     FEE                  73.0     335,593      96.4 BEST BUY
   TAMPA (4)                  2001                JOINT VENTURE             30.9      97,000     100.0 MARSHALLS
   WEST PALM BEACH (9)        2002                JOINT VENTURE             11.9     119,443      90.8 WINN DIXIE
   WEST PALM BEACH            1995                     FEE                  7.9       80,845     100.0 BABIES R US
   WEST PALM BEACH            1967                JOINT VENTURE             7.6       77,286     100.0 WINN DIXIE
   WINTER HAVEN               1973                JOINT VENTURE             13.9      92,428      88.9 BIG LOTS
 GEORGIA
   ATLANTA                    1988                     FEE                  19.5     165,314     100.0 SCOTT ANTIQUES
   AUGUSTA                    1995                     FEE                  11.3     122,350      74.9 TJ MAXX
   AUGUSTA (7)                2001                     FEE                  49.9     531,046      98.3 SPORTS AUTHORITY
   GAINSVILLE                 1993                JOINT VENTURE             12.6     142,468     100.0 FARMERS FURNITURE
   MACON                      1969                     FEE                  12.3     127,260      45.0 FREDS STORES
   MARIETTA (9)               2002      GROUND LEASE (2048)/JOINT VENTURE   15.2     151,820      83.3 INGLES SUBLEASE
   SAVANNAH                   1993                     FEE                  22.2     187,076      99.1 BED BATH & BEYOND
   SAVANNAH                   1995             GROUND LEASE (2045)          9.5       88,325     100.0 MEDIA PLAY
   SNELLVILLE (7)             2001                     FEE                  35.6     311,033     100.0 KOHLS
 ILLINOIS
   ADDISON                    1968             GROUND LEASE (2066)          8.0       93,289      45.6 DINOREX
   ALTON                      1986                     FEE                  21.2     159,824      82.1 VALUE CITY
   ARLINGTON HEIGHTS          1998                     FEE                  7.0       80,040         -
   AURORA                     1998                     FEE                  17.9      91,182         -
   BATAVIA (7)                2002                     FEE                  31.7     272,416      98.6 KOHLS
   BELLEVILLE                 1987             GROUND LEASE (2057)          20.3      81,490     100.0 KMART
   BLOOMINGTON                1972                     FEE                  16.1     188,250     100.0 SCHNUCK MARKETS
   BLOOMINGTON                2003                JOINT VENTURE             11.0      73,951      97.5
   BRADLEY                    1996                     FEE                  5.4       80,535     100.0 CARSON PIRIE SCOTT
   CALUMET CITY               1997                     FEE                  17.0     197,949      34.1 MARSHALLS
   CARBONDALE                 1997             GROUND LEASE (2052)          8.1       80,535     100.0 K'S MERCHANDISE
   CHAMPAIGN (7)              2001                     FEE                  9.3      111,720     100.0 BEST BUY
   CHAMPAIGN                  1999                     FEE                  9.0      102,615     100.0 K'S MERCHANDISE
   CHICAGO (6)                1997                     FEE                  13.4     109,441         -
   CHICAGO                    1997             GROUND LEASE (2040)          17.5     104,264     100.0 GOLDBLATT'S
   CHICAGO                    1997                     FEE                  6.0       86,894     100.0 KMART
   CHICAGO                    1988                     FEE                  6.4       95,951         -
   COUNTRYSIDE                1997             GROUND LEASE (2053)          27.7     117,005     100.0 HOME DEPOT
   CRESTWOOD                  1997             GROUND LEASE (2051)          36.8      79,903     100.0 KMART
   CRYSTAL LAKE               1998                     FEE                  6.1       80,390     100.0 HOBBY LOBBY
   DOWNERS GROVE              1998                     FEE                  7.2      192,639     100.0 HOME DEPOT EXPO
   DOWNERS GROVE              1999                     FEE                  24.8     144,670      97.2 DOMINICK'S
   DOWNERS GROVE              1997                     FEE                  12.0     141,906     100.0 TJ MAXX
   ELGIN                      1972                     FEE                  18.7     186,432      94.6 ELGIN MALL
   FAIRVIEW HEIGHTS           1986             GROUND LEASE (2050)          19.1     192,073     100.0 KMART
   FOREST PARK                1997             GROUND LEASE (2021)          9.3       98,371     100.0 KMART
   GENEVA                     1996                     FEE                  8.2      104,688     100.0 GANDER MOUNTAIN
   MATTESON                   1997                     FEE                  17.0     157,852      96.3 SPORTMART
   MOUNT PROSPECT             1997                     FEE                  16.8     192,789      98.4 KOHLS
   MUNDELIEN                  1991                     FEE                  7.6       89,692     100.0 BURLINGTON COAT FACTORY
   NAPERVILLE                 1997                     FEE                  9.0      102,327     100.0 BURLINGTON COAT FACTORY

                                                                 MAJOR LEASES
                       ---------------------------------------------------------------------------------------------------------
                    LEASE     OPTION                          LEASE      OPTION                             LEASE      OPTION
    LOCATION     EXPIRATION EXPIRATION TENANT NAME         EXPIRATION  EXPIRATION TENANT NAME             EXPIRATION  EXPIRATION
--------------------------------------------------------------------------------------------------------------------------------
   JENSEN BEACH       2010      2070   MARSHALLS               2005       2020
   KEY LARGO (7)      2014      2064   PUBLIX                  2009       2029    BEALLS OUTLET                 2005      2011
   KISSIMMEE          2006      2036   OFFICEMAX               2012       2027    JO-ANN FABRICS                2006      2016
   LAKELAND           2006      2026   AMC THEATRES            2007       2017    ROSS STORES                   2007      2012
   LARGO              2007      2027
   LARGO              2009      2029   AMC THEATRES            2011       2036    OFFICE DEPOT                  2004      2019
   LARGO              2006      2012
   LAUDERDALE LAKES   2007      2017   THINK THRIFT            2007       2017
   LAUDERHILL         2017             WORLD JEWELRY CENTER    2014       2024    BABIES R US                   2004      2014
   LEESBURG
   MARGATE            2008      2028   OFFICE DEPOT            2005       2020    SAM ASH MUSIC                 2006      2011
   MELBOURNE          2010      2022   JO-ANN FABRICS          2006       2016    WALGREENS                     2045
   MELBOURNE          2005      2007   GOODWILL INDUSTRIES     2004       2010    SAVE-A-LOT                    2013      2023
   MELBOURNE          2004      2034   SERVICE MERCHANDISE     2005       2035    BED BATH & BEYOND             2013      2028
   MELBOURNE (9)      2007             WALGREENS               2027
   MIAMI              2009      2029   MILAM'S MARKET          2004       2008    WALGREENS                     2009
   MIAMI              2006      2021   FIRESTONE TIRE          2004       2009
   MIAMI              2009      2029   WALGREENS               2018
   MIAMI              2016      2021   PARTY CITY              2007       2017
   MIAMI              2019      2039   WALGREENS               2058
   MOUNT DORA         2013      2063
   OCALA              2006      2021   BEST BUY                2019       2034    SERVICE MERCHANDISE           2007      2032
   ORANGE PARK        2015             MICHAELS                2010
   ORLANDO            2007      2022   BOOKS-A-MILLION         2006       2016    OFFICEMAX                     2008      2023
   ORLANDO (7)        2014      2064   PUBLIX                  2012       2037
   ORLANDO            2008      2018   HSN                     2004               BEDDING & FURNITURE DISCOUNT  2009
   ORLANDO            2008             VALUE THRIFT            2004
   ORLANDO            2010      2020   SPORTS AUTHORITY        2011       2031    SAND LAKE THEATER             2008
   ORLANDO            2008      2028   BIG LOTS                2009               WORLD GYM                     2010      2020
   PALATKA            2007      2017
   PANAMA CITY (4)    2014      2034   BED BATH & BEYOND       2013       2028
   PENSACOLA (9)      2012      2037   PARTY CITY              2013       2023    BEALLS OUTLET                 2006      2016
   PLANTATION         2009      2019   WHOLE FOODS             2009       2019
   POMPANO BEACH      2004      2009
   PORT RICHEY (7)    2011      2031   STAPLES                 2006       2011    MICHAELS                      2006
   RIVIERA BEACH      2009      2014   GOODWILL INDUSTRIES     2005       2008
   SANFORD            2012      2032   OFFICE DEPOT            2009       2019    ECKERD                        2005      2025
   SARASOTA           2007      2017   OFFICEMAX               2009       2024    FRANK'S NURSERY               2012      2032
   SARASOTA           2020      2040   DG ACE HARDWARE         2008       2023    ANTHONY'S LADIES WEAR         2007      2017
   ST. PETERSBURG     2017      2037   TJ MAXX                 2007       2012    DOLLAR TREE                   2007      2022
   TALLAHASSEE        2008      2008   BEN FRANKLIN            2007       2022    SHOE STATION                  2007      2012
   TALLAHASSEE (4)    2017      2032   SPORTS AUTHORITY        2008       2034    MARSHALLS                     2011      2021
   TAMPA              2019             DSW SHOE WAREHOUSE      2018       2033
   TAMPA              2008      2018   ROSS STORES             2007       2022    US POST OFFICE                2006      2021
   TAMPA (7)          2016      2031   JO-ANN FABRICS          2016       2031    BED BATH & BEYOND             2015      2030
   TAMPA (4)          2013      2028   PETCO                   2012       2026
   WEST PALM BEACH (9 2017      2042   WALGREENS               2018       2058
   WEST PALM BEACH    2006      2021
   WEST PALM BEACH    2010      2030
   WINTER HAVEN       2005      2010   JO-ANN FABRICS          2006       2016    FAMILY DOLLAR                 2007      2022
 GEORGIA
   ATLANTA            2005
   AUGUSTA            2010      2015   ROSS STORES             2013       2033    RUGGED WEARHOUSE              2008      2018
   AUGUSTA (7)        2012      2027   MANSOUR'S               2020       2040    BED BATH & BEYOND             2013      2028
   GAINSVILLE         2008      2013   BIG LOTS                2012               OFFICE DEPOT                  2004      2020
   MACON              2009      2014
   MARIETTA (9)       2004      2024
   SAVANNAH           2013      2028   TJ MAXX                 2005       2015    MARSHALLS                     2007      2022
   SAVANNAH           2006      2021   STAPLES                 2015       2030    WEST MARINE                   2004      2014
   SNELLVILLE (7)     2022      2062   BELK'S STORE            2015       2035    LINENS N THINGS               2015      2030
 ILLINOIS
   ADDISON            2014      2024   $DOLLAR PALACE          2008       2013
   ALTON              2008      2023
   ARLINGTON HEIGHTS
   AURORA
   BATAVIA (7)        2019      2049   HOBBY LOBBY             2009       2019    LINENS N THINGS               2014      2029
   BELLEVILLE         2024      2054
   BLOOMINGTON        2014      2029   TOYS "R" US             2015       2045    BARNES & NOBLE                2005      2015
   BLOOMINGTON
   BRADLEY            2014      2034
   CALUMET CITY       2008             BEST BUY                2012       2032
   CARBONDALE         2012      2052
   CHAMPAIGN (7)      2016      2031   DICK'S SPORTING GOODS   2016       2031    MICHAELS                      2010      2025
   CHAMPAIGN          2014      2034
   CHICAGO (6)
   CHICAGO            2005      2025   JB GRUBART              2005       2013    FASHION ISLAND                2005
   CHICAGO            2024      2054
   CHICAGO
   COUNTRYSIDE        2023      2053
   CRESTWOOD          2024      2051
   CRYSTAL LAKE       2009      2019   DINOREX                 2012       2022
   DOWNERS GROVE      2022      2062   RHODES FURNITURE        2008       2018
   DOWNERS GROVE      2009      2019   DOLLAR TREE             2008       2023    WALGREENS                     2022
   DOWNERS GROVE      2009      2024   BEST BUY                2016       2031
   ELGIN              2013      2023   ELGIN FARMERS PRODUCTS  2010       2030
   FAIRVIEW HEIGHTS   2024      2050   OFFICEMAX               2015       2025    WALGREENS                     2010      2029
   FOREST PARK        2021
   GENEVA             2013      2028
   MATTESON           2014      2029   MARSHALLS               2010       2025    LINENS N THINGS               2014      2029
   MOUNT PROSPECT     2024      2054   HOBBY LOBBY             2016       2026    POOL-A-RAMA                   2010      2017
   MUNDELIEN          2018      2033
   NAPERVILLE         2013      2033


                                                                                                          MAJOR LEASES
                              YEAR                  OWNERSHIP             LAND     LEASABLE    PERCENT  --------------------------
                            DEVELOPED               INTEREST/             AREA       AREA      LEASED
       LOCATION            OR ACQUIRED           (EXPIRATION)(2)         (ACRES)   (SQ. FT.)     (1)    TENANT NAME
----------------------------------------------------------------------------------------------------------------------------------

   NORRIDGE                   1997             GROUND LEASE (2042)          11.7     116,914     100.0 KMART
   OAKBROOK TERRACE           1997                     FEE                  15.6     164,903     100.0 HOME DEPOT
   OAKLAWN                    1997                     FEE                  15.4     165,337     100.0 KMART
   ORLAND PARK                1998                     FEE                  7.8      166,000     100.0 RHODES FURNITURE
   ORLAND PARK                1980                     FEE                  18.8     131,546     100.0 VALUE CITY
   OTTAWA                     1970                     FEE                  9.0       60,000     100.0 VALUE CITY
   PEORIA                     1997             GROUND LEASE (2031)          20.5     156,067     100.0 KMART
   ROLLING MEADOWS            2003                     FEE                  3.7       37,225     100.0 FAIR LANES ROLLING MEADOWS
   SCHAUMBURG                 2003                JOINT VENTURE             63.0     629,605      90.0 GALYAN'S TRADING COMPANY
   SCHAUMBURG                 1998                     FEE                  7.3      167,690     100.0 RHODES FURNITURE
   SKOKIE                     1997                     FEE                  5.8       58,455     100.0 MARSHALLS
   STREAMWOOD                 1999                     FEE                  5.6       81,000     100.0 VALUE CITY
   WAUKEGAN                   1998                     FEE                  6.8       90,555     100.0 PICK N SAVE
   WOODRIDGE                  1998                     FEE                  13.1     161,272      90.7 HOLLYWOOD THEATRES
 INDIANA
   EVANSVILLE                 1986                     FEE                  14.2     194,489      88.1 BURLINGTON COAT FACTORY
   EVANSVILLE                 1986                     FEE                  11.5     149,182      10.6
   FELBRAM                    1970                     FEE                  4.1       27,400     100.0 SAVE-A-LOT
   GREENWOOD                  1970                     FEE                  25.7     168,577     100.0 BABY SUPERSTORE
   GRIFFITH                   1997             GROUND LEASE (2054)          10.6     114,684     100.0 KMART
   INDIANAPOLIS               1963                JOINT VENTURE             17.4     165,220      99.3 KROGER
   INDIANAPOLIS               1986                     FEE                  20.6     185,589      98.1 TARGET
   LAFAYETTE                  1971                     FEE                  12.4      90,500      97.3 MENARD
   LAFAYETTE                  1997                     FEE                  24.3     183,440      53.7 PAYLESS SUPERMARKET
   LAFAYETTE                  1998                     FEE                  43.2     214,876      99.3 FAMOUS FOOTWEAR
   MISHAWAKA                  1998                     FEE                  7.5       82,100     100.0 K'S MERCHANDISE
   SOUTH BEND                 2003                JOINT VENTURE             25.7     257,155      92.6
   SOUTH BEND                 1999                     FEE                  1.8       81,668     100.0 MENARD
 IOWA
   CLIVE                      1996                     FEE                  8.8       90,000     100.0 KMART
   CLIVE (8)                  2002                JOINT VENTURE             23.0     109,434      87.2 BABIES R US
   DAVENPORT                  1997             GROUND LEASE (2028)          9.1       91,035     100.0 KMART
   DES MOINES                 1999                     FEE                  23.0     156,506      73.6 BEST BUY
   DUBUQUE                    1997             GROUND LEASE (2019)          6.5       82,979     100.0 SHOPKO
   SE DES MOINES              1996                     FEE                  9.6      111,847     100.0 HOME DEPOT
   WATERLOO                   1996                     FEE                  9.0       96,000         -
 KANSAS
   E. WICHITA (7)             1996                     FEE                  6.5       96,011     100.0 DICK'S SPORTING GOODS
   OVERLAND PARK              1980                     FEE                  14.5     120,164     100.0 HOME DEPOT
   W. WICHITA (7)             1996                     FEE                  8.1       96,319     100.0 SHOPKO
   WICHITA (7)                1998                     FEE                  13.5     133,771      97.3 BEST BUY
 KENTUCKY
   BELLEVUE                   1976                     FEE                  6.0       53,695     100.0 KROGER
   FLORENCE                   2003                     FEE                  8.2       99,578      97.8 DICK'S SPORTING GOODS
   HINKLEVILLE                1998             GROUND LEASE (2039)          2.0       85,229     100.0 K'S MERCHANDISE
   LEXINGTON                  1993                     FEE                  35.8     258,713     100.0 BEST BUY
 LOUISIANA
   BATON ROUGE                1997                     FEE                  18.6     350,006      87.4 BURLINGTON COAT FACTORY
   HARVEY (8)                 2003                JOINT VENTURE             17.4     181,660     100.0 BEST BUY
   HOUMA                      1999                     FEE                  10.1      98,586      94.4 OLD NAVY
   LAFAYETTE                  1997                     FEE                  21.9     244,733      98.3 STEIN MART
   NEW ORLEANS                1983                JOINT VENTURE             7.0      190,000     100.0 DILLARDS
 MAINE
   BANGOR                     2001                     FEE                  8.6       86,422     100.0 BURLINGTON COAT FACTORY
 MARYLAND
   BALTIMORE                  2003                     FEE                  4.2       44,170      90.0
   BALTIMORE                  2003                     FEE                  18.4     152,834     100.0 KMART
   BALTIMORE                  2003                     FEE                  10.6     115,450      92.6 SAFEWAY
   BALTIMORE                  2003                     FEE                  5.8       49,629     100.0 CORT FURNITURE RENTAL
   BALTIMORE                  2003                     FEE                  9.2       90,622      94.8 SUPER FRESH
   BALTIMORE                  2003                     FEE                  7.3       77,287     100.0 SUPER FRESH
   BALTIMORE                  2003                     FEE                  7.4       77,290     100.0 GIANT FOOD
   BALTIMORE                  2003                     FEE                  7.5       90,903      97.8 GIANT
   BEL AIR                    2003                     FEE                  19.7     121,363     100.0 SAFEWAY
   BEL AIR                    2003                     FEE                  2.7       26,900      79.2
   CLINTON                    2003                     FEE                  0.3        2,544     100.0
   CLINTON                    2003             GROUND LEASE (2069)          2.6       26,412     100.0 FAIR LANES CLINTON
   COLUMBIA (8)               2002                JOINT VENTURE             7.6       73,299     100.0 OLD NAVY
   COLUMBIA (8)               2002                JOINT VENTURE             5.9       58,662     100.0 PARTY PARTY PARTY
   COLUMBIA (8)               2002                JOINT VENTURE             15.5      86,456     100.0 GIANT FOOD
   COLUMBIA (8)               2002                JOINT VENTURE             16.3     100,505     100.0 GIANT FOOD
   COLUMBIA (8)               2002                JOINT VENTURE             12.2      86,032      95.6 SAFEWAY
   COLUMBIA (8)               2002                JOINT VENTURE             12.3      91,165     100.0 SAFEWAY
   COLUMBIA                   2002                     FEE                  7.3       52,291     100.0 GIANT FOOD
   COLUMBIA                   2002                     FEE                  2.5       23,835      98.5
   COLUMBIA (8)               2002                JOINT VENTURE             7.0       87,597     100.0 SAFEWAY
   COLUMBIA                   2002                     FEE                  6.1       58,224     100.0 FOOD LION
   COLUMBIA (8)               2002                JOINT VENTURE             15.2     101,707     100.0 GIANT FOOD
   COLUMBIA                   2002                JOINT VENTURE             5.0       50,000     100.0 MICHAELS
   EASTON                     2003                     FEE                  11.1     113,330     100.0 GIANT FOOD
   ELLICOTT CITY              2003                     FEE                  31.8     139,898     100.0 SAFEWAY
   GAITHERSBURG               1989                     FEE                  8.7       87,061     100.0 GREAT BEGINNINGS FURNITURE
   GLEN BURNIE                1997             GROUND LEASE (2034)          6.0       60,173     100.0 ROOMSTORE
   GLEN BURNIE                2003                     FEE                  21.9     249,746     100.0 LOWE'S HOME CENTER
   GLEN BURNIE                2003                     FEE                  4.5       75,185      83.1 SEVERN GRAPHICS
   GLEN BURNIE                2003                     FEE                  1.9       18,823      71.1
   HAGERSTOWN                 1973                     FEE                  10.5     117,718      91.3 AMES
   HUNT VALLEY                2003                     FEE                  9.1       94,653      94.8 GIANT
   LANDOVER                   1993                     FEE                  23.3     232,903     100.0 RAYTHEON
   LAUREL                     1964                     FEE                  8.1       75,924     100.0 VILLAGE THRIFT
   LAUREL                     1972                     FEE                  10.0      81,550         -
   LINTHICUM                  2003                     FEE                  0.4        5,488     100.0

                                                                 MAJOR LEASES
                       ---------------------------------------------------------------------------------------------------------
                    LEASE     OPTION                          LEASE      OPTION                               LEASE      OPTION
    LOCATION     EXPIRATION EXPIRATION TENANT NAME         EXPIRATION  EXPIRATION TENANT NAME               EXPIRATION  EXPIRATION
--------------------------------------------------------------------------------------------------------------------------------

   NORRIDGE           2024   2042
   OAKBROOK TERRACE   2024   2044    LINENS N THINGS           2017    2032       LOYOLA UNIV. MEDICAL CENTER     2006    2016
   OAKLAWN            2024   2054    CHUCK E CHEESE            2007
   ORLAND PARK        2008   2018    RHODES FURNITURE          2008    2018
   ORLAND PARK        2015   2030
   OTTAWA             2006   2011
   PEORIA             2024   2031    MARSHALLS                 2009    2024
   ROLLING MEADOWS    2008   2013
   SCHAUMBURG         2014   2039    CARSON PIRIE SCOTT        2021    2071       LOEWS THEATRE                   2019    2039
   SCHAUMBURG         2008   2018    RHODES FURNITURE          2008    2018
   SKOKIE             2010   2025    OLD NAVY                  2010    2015
   STREAMWOOD         2015   2030
   WAUKEGAN           2009   2029
   WOODRIDGE          2012   2022    KOHLS                     2010    2030       MCSPORTS                        2006
 INDIANA
   EVANSVILLE         2007   2027    OFFICEMAX                 2012    2027       MICHAELS                        2005    2020
   EVANSVILLE
   FELBRAM            2006   2016
   GREENWOOD          2006   2021    TOYS "R" US               2011    2056       TJ MAXX                         2010    2010
   GRIFFITH           2024   2054
   INDIANAPOLIS       2026   2066    AJ WRIGHT                 2012    2027       CVS                             2021    2031
   INDIANAPOLIS       2009   2029    DOLLAR TREE               2004    2014       RAINBOW SHOPS                   2009    2019
   LAFAYETTE          2006
   LAFAYETTE          2004   2014    JO-ANN FABRICS            2010    2020       SMITH OFFICE EQUIPMENT          2008
   LAFAYETTE          2011   2026    PETSMART                  2012    2032       STAPLES                         2011    2026
   MISHAWAKA          2013   2023
   SOUTH BEND
   SOUTH BEND         2010   2030
 IOWA
   CLIVE              2021   2051
   CLIVE (8)          2015   2040    JO-ANN FABRICS            2013    2023       DAVID'S BRIDAL                  2011    2021
   DAVENPORT          2024   2028
   DES MOINES         2008   2023    OFFICEMAX                 2008    2018       JO-ANN FABRICS                  2007    2017
   DUBUQUE            2018
   SE DES MOINES      2020   2065
   WATERLOO
 KANSAS
   E. WICHITA (7)     2018   2033    GORDMANS                  2012    2032
   OVERLAND PARK      2005   2050
   W. WICHITA (7)     2018   2038
   WICHITA (7)        2010   2025    TJ MAXX                   2004    2019       MICHAELS                        2005    2025
 KENTUCKY
   BELLEVUE           2005   2035
   FLORENCE           2018   2033    LINEN'S AND THINGS        2018    2033       MCSWAIN CARPETS                 2012    2017
   HINKLEVILLE        2014   2039
   LEXINGTON          2009   2024    BED BATH & BEYOND         2013    2038       TOYS "R" US                     2013    2038
 LOUISIANA
   BATON ROUGE        2004   2024    STEIN MART                2006    2016       THE RUG GALLERY                 2004    2009
   HARVEY (8)         2017   2032    LINENS N THINGS           2012    2032       BARNES & NOBLE                  2012    2022
   HOUMA              2009   2014    OFFICEMAX                 2013    2028       MICHAELS                        2009    2019
   LAFAYETTE          2005   2020    LINENS N THINGS           2009    2024       TJ MAXX                         2009    2019
   NEW ORLEANS        2011   2031
 MAINE
   BANGOR             2007   2032
 MARYLAND
   BALTIMORE
   BALTIMORE          2005   2055    SALVO AUTO PARTS          2004    2019
   BALTIMORE          2016   2046    RITE AID                  2006    2026       FOOT LOCKER                     2007
   BALTIMORE          2012   2022
   BALTIMORE          2020   2060    RITE AID                  2007    2017
   BALTIMORE          2021   2061
   BALTIMORE          2006   2031
   BALTIMORE          2026   2051
   BEL AIR            2030   2060    CVS                       2021    2041
   BEL AIR
   CLINTON
   CLINTON            2006
   COLUMBIA (8)       2008   2013
   COLUMBIA (8)       2007   2012
   COLUMBIA (8)       2009   2019
   COLUMBIA (8)       2012   2022
   COLUMBIA (8)       2006
   COLUMBIA (8)       2018   2043
   COLUMBIA           2007
   COLUMBIA
   COLUMBIA (8)       2018   2048
   COLUMBIA           2018   2043
   COLUMBIA (8)       2017   2027
   COLUMBIA           2013           HOME GOODS                2011
   EASTON             2024   2054    FASHION BUG               2005    2025
   ELLICOTT CITY      2012   2042    PETCO                     2006    2021
   GAITHERSBURG       2011   2021    FURNITURE 4 LESS          2005    2010
   GLEN BURNIE        2004
   GLEN BURNIE        2019   2059    GIANT FOOD                2005    2025
   GLEN BURNIE        2005   2012
   GLEN BURNIE
   HAGERSTOWN         2007   2017    SUPER SHOE                2006    2016       ADVANCE AUTO PARTS              2006    2011
   HUNT VALLEY        2013   2033
   LANDOVER           2007   2010
   LAUREL             2004   2009    DOLLAR TREE               2010    2015       OLD COUNTRY BUFFET              2009    2019
   LAUREL
   LINTHICUM


                                                                                                          MAJOR LEASES
                              YEAR                  OWNERSHIP             LAND     LEASABLE    PERCENT  --------------------------
                            DEVELOPED               INTEREST/             AREA       AREA      LEASED
       LOCATION            OR ACQUIRED           (EXPIRATION)(2)         (ACRES)   (SQ. FT.)     (1)    TENANT NAME
----------------------------------------------------------------------------------------------------------------------------------


   LUTHERVILLE                2003             GROUND LEASE (2066)          12.9     122,289     100.0 METRO FOOD
   LUTHERVILLE                2003                     FEE                  1.2       12,333      86.7
   NORTH EAST                 2003                     FEE                  17.5      80,190     100.0 FOOD LION
   OWINGS MILLS               2003                     FEE                  11.0     116,303      95.9 GIANT FOOD
   PASADENA                   2003             GROUND LEASE (2030)          3.0       41,241      96.5
   PERRY HALL                 2003                     FEE                  15.7     204,770      77.2 BRUNSWICK BOWLING
   PERRY HALL                 2003                     FEE                  8.2       65,059     100.0 SUPER FRESH
   TIMONIUM                   2003                     FEE                  6.0       59,829      94.5 AMERICAN RADIOLOGY
   TIMONIUM                   2003                     FEE                  17.2     206,729      91.1
   TOWSON                     2003                     FEE                  8.7       82,280     100.0 LINENS N THINGS
   WALDORF                    2003                     FEE                  2.6       26,128     100.0 FAIR LANES WALDORF
   WALDORF                    2003                     FEE                  0.5        4,500     100.0
   WOODSTOCK                  2003                     FEE                  13.9     103,547     100.0 WEIS MARKETS
 MASSACHUSETTS
   FOXBOROUGH (7)             2000                     FEE                  11.9     118,844      94.2 STOP & SHOP
   GREAT BARRINGTON           1994                     FEE                  14.1     131,235      98.5 KMART
   PITTSFIELD                 2003                     FEE                  13.0      72,014     100.0 STOP & SHOP
   SHREWSBURY                 1955                     FEE                  10.8     108,418     100.0 BOB'S STORES
 MICHIGAN
   CLARKSTON                  1996                     FEE                  20.0     168,102      96.7 FARMER JACK
   CLAWSON                    1993                     FEE                  13.5     179,572     100.0 FARMER JACK
   FARMINGTON                 1993                     FEE                  2.8       96,983     100.0 DAMMAN HARDWARE
   FLINT                      1989                     FEE                  46.6     248,347      82.3 KESSEL FOOD MARKETS
   KALAMAZOO                  2002                JOINT VENTURE             60.0     339,975      64.3 HOBBY LOBBY
   LIVONIA                    1968                     FEE                  4.5       44,185     100.0 DAMMAN HARDWARE
   MUSKEGON                   1985                     FEE                  12.2      79,215     100.0 PLUMB'S FOOD
   NORTON SHORES (4)          2003                JOINT VENTURE             37.1      26,000     100.0 SHOE CARNIVAL
   NOVI                       2003                JOINT VENTURE             6.0       60,000     100.0 MICHAELS
   TAYLOR                     1993                     FEE                  13.0     141,549     100.0 KOHLS
   WALKER                     1993                     FEE                  41.8     338,928     100.0 RUBLOFF DEVELOPMENT
 MINNESOTA
   MAPLE GROVE (7)            2001                     FEE                  63.0     466,401     100.0 BYLERLY'S
   MAPLEWOOD (8)              2002                JOINT VENTURE             8.2       96,376     100.0 BEST BUY
   MINNETONKA (7)             1998                     FEE                  12.1     120,220     100.0 TOYS "R" US
 MISSISSIPPI
   JACKSON                    2002                JOINT VENTURE             5.0       50,000     100.0 MICHAELS
 MISSOURI
   BRIDGETON                  1997             GROUND LEASE (2040)          27.3     101,592     100.0 KOHLS
   CAPE GIRARDEAU             1997             GROUND LEASE (2060)          7.0       80,803         -
   CREVE COEUR                1998                     FEE                  12.2     113,781     100.0 KOHLS
   ELLISVILLE                 1970                     FEE                  18.4     118,080     100.0 SHOP N SAVE
   HAZELWOOD (3)              1970                     FEE                  16.8     149,230      16.3 WALGREENS
   INDEPENDENCE               1985                     FEE                  21.0     184,870     100.0 KMART
   JOPLIN                     1998                     FEE                  12.6     155,416     100.0 GOODY'S FAMILY CLOTHING
   JOPLIN (7)                 1998                     FEE                  9.5       80,524     100.0 SHOPKO
   KANSAS CITY                1997                     FEE                  17.8     150,381      82.3 HOME DEPOT
   KIRKWOOD                   1980             GROUND LEASE (2069)          19.8     254,638     100.0 HEMISPHERES
   LEMAY                      1974             GROUND LEASE (2073)          3.1       73,281     100.0 SHOP N SAVE
   MANCHESTER (7)             1998                     FEE                  9.6       89,305     100.0 KOHLS
   SPRINGFIELD                1994                     FEE                  41.5     282,360      97.6 BEST BUY
   SPRINGFIELD                1986             GROUND LEASE (2087)          18.5     202,926     100.0 KMART
   SPRINGFIELD (3)            2002                     FEE                  8.5       84,916     100.0 BED BATH & BEYOND
   ST. CHARLES (5)            1998                     FEE                  36.9       8,000     100.0
   ST. CHARLES                1999             GROUND LEASE (2039)          8.4       84,460     100.0 KOHLS
   ST. LOUIS                  1972                     FEE                  13.1     129,093      91.7 SHOP N SAVE
   ST. LOUIS                  1986                     FEE                  17.5     176,333      60.7 BURLINGTON COAT FACTORY
   ST. LOUIS                  1997             GROUND LEASE (2025)          19.7     193,875      96.7 HOME DEPOT
   ST. LOUIS                  1997             GROUND LEASE (2035)          37.7     174,967      98.4 KMART
   ST. LOUIS                  1997             GROUND LEASE (2040)          16.3     128,765     100.0 KMART
   ST. PETERS                 1997                     FEE                  14.8     154,533      98.4 HOBBY LOBBY
 NEVADA
   HENDERSON (4)              1999                JOINT VENTURE             32.1      99,000     100.0 LEVITZ
   LAS VEGAS (7)              2000                     FEE                  22.9     234,496      98.5 RODEO DISCOUNT MALL
 NEW HAMPSHIRE
   NASHUA                     2003                     FEE                  18.0     179,582      90.5 DSW SHOE WAREHOUSE
   SALEM                      1994                     FEE                  39.8     344,076     100.0 KOHLS
 NEW JERSEY
   BRIDGEWATER (7)            2001                     FEE                  15.8     370,545     100.0 BED BATH & BEYOND
   CHERRY HILL                1985                JOINT VENTURE             18.6     124,750      92.3 SUPER G
   CHERRY HILL                1996             GROUND LEASE (2035)          15.2     129,809      95.5 KOHLS
   CHERRY HILL (8)            2003                     FEE                  48.0     209,185     100.0 KOHLS
   CINNAMINSON                1996                     FEE                  13.7     121,852      36.1 ODD-JOB
   DELRAN (7)                 2000                     FEE                  16.1     161,128      37.3 EICKHOFF SUPERMARKETS
   EAST WINDSOR               2002                     FEE                  34.8     242,729      99.3 TARGET
   FRANKLIN                   1998                     FEE                  14.9     138,364      90.4 EDWARDS
   HOLMDEL                    2002                     FEE                  29.7     296,807      73.2 A&P
   LINDEN                     2002                     FEE                  0.9       13,340     100.0 STRAUSS DISCOUNT AUTO
   NORTH BRUNSWICK            1994                     FEE                  38.1     409,879     100.0 WAL-MART
   PISCATAWAY                 1998                     FEE                  9.6       97,348      98.0 SHOPRITE
   PLAINFIELD (7)             1998                     FEE                  16.2     136,939      97.9 A&P
   RIDGEWOOD                  1994                     FEE                  2.7       24,280     100.0 FRESH FIELDS
   WESTMONT                   1994                     FEE                  17.4     192,254      87.8 SUPER FRESH
 NEW MEXICO
   ALBUQUERQUE                1998                     FEE                  4.7       37,735      85.1 SEARS HARDWARE
   ALBUQUERQUE                1998                     FEE                  26.0     183,912      94.5 MOVIES WEST
   ALBUQUERQUE                1974                     FEE                  4.8       59,722      98.0 PAGE ONE
 NEW YORK
   ALBANY                     2003                     FEE                  17.9     135,831      93.7 PRICE CHOPPER
   BRIDGEHAMPTON              1973                     FEE                  30.2     287,587      98.7 KMART
   BRONX                      1990                JOINT VENTURE             22.9     228,638     100.0 NATIONAL AMUSEMENTS
   BROOKLYN (7)               2000                     FEE                  8.1       80,708     100.0 HOME DEPOT
   BROOKLYN                   2003                     FEE                  0.8        7,500     100.0


                                                                 MAJOR LEASES
                       ---------------------------------------------------------------------------------------------------------
                    LEASE     OPTION                             LEASE      OPTION                             LEASE      OPTION
    LOCATION     EXPIRATION EXPIRATION TENANT NAME             EXPIRATION  EXPIRATION TENANT NAME            EXPIRATION  EXPIRATION
--------------------------------------------------------------------------------------------------------------------------------

   LUTHERVILLE        2018   2038    CIRCUIT CITY                   2010    2030       LOEHMANN'S                   2005    2016
   LUTHERVILLE
   NORTH EAST         2018   2038
   OWINGS MILLS       2020   2045    MERRITT ATHLETIC CLUB          2005    2015
   PASADENA
   PERRY HALL         2005   2010    FRANK'S NURSERY                2008    2013       RITE AID                     2005    2035
   PERRY HALL         2022   2062
   TIMONIUM           2012   2027
   TIMONIUM
   TOWSON             2015   2025    COMPUSA                        2014    2029       TWEETER ENTERTAINMENT        2014    2024
   WALDORF            2007   2017
   WALDORF
   WOODSTOCK          2021   2041
 MASSACHUSETTS
   FOXBOROUGH (7)     2012   2022    OCEAN STATE JOB                2007    2022
   GREAT BARRINGTON   2006   2016    PRICE CHOPPER                  2016    2036
   PITTSFIELD         2014   2044
   SHREWSBURY         2018   2033    BED BATH & BEYOND              2012    2032       STAPLES                      2006    2021
 MICHIGAN
   CLARKSTON          2015   2045    FRANK'S NURSERY                2011    2031       CVS                          2005    2020
   CLAWSON            2006   2016    FRANK'S NURSERY                2016               STAPLES                      2011    2026
   FARMINGTON         2015   2030    DOLLAR CASTLE                  2005    2010       BARGAIN BOOKS                2004
   FLINT              2014   2034    TOP ONE DISCOUNT               2005               HURLEY MEDICAL               2010    2020
   KALAMAZOO          2013   2023    FRANK'S NURSERY                2007    2012       MARSHALLS                    2010    2020
   LIVONIA            2018   2033    CENTURY 21                     2005    2010
   MUSKEGON           2007   2022    JO-ANN FABRICS                 2005    2012
   NORTON SHORES (4)  2015   2025
   NOVI               2016           HOME GOODS                     2011
   TAYLOR             2022   2042    BABIES R US                    2017    2043       PARTY CONCEPTS               2007    2012
   WALKER             2016   2051    KOHLS                          2017    2037       LOEKS THEATRES               2007    2042
 MINNESOTA
   MAPLE GROVE (7)    2020   2035    BEST BUY                       2015    2030       JO-ANN FABRICS               2010    2030
   MAPLEWOOD (8)      2014   2029    FRANK'S NURSERY                2011    2031
   MINNETONKA (7)     2016   2031    GOLFSMITH                      2008    2018       OFFICEMAX                    2006    2011
 MISSISSIPPI
   JACKSON            2014           HOME GOODS                     2014
 MISSOURI
   BRIDGETON          2010   2020
   CAPE GIRARDEAU
   CREVE COEUR        2018   2038    CLUB FITNESS                   2014    2024
   ELLISVILLE         2005   2015    LAMPS & MORE                   2005
   HAZELWOOD (3)      2006
   INDEPENDENCE       2024   2054    THE TILE SHOP                  2014    2024       OFFICE DEPOT                 2012    2032
   JOPLIN             2010   2015    HASTINGS BOOKS                 2009    2014       OFFICEMAX                    2010    2025
   JOPLIN (7)         2018   2038
   KANSAS CITY        2005   2050
   KIRKWOOD           2012   2022    HOBBY LOBBY                    2014    2024       GART SPORTS                  2014    2029
   LEMAY              2008           ST. LOUIS SALES                2006    2011       DOLLAR GENERAL               2008
   MANCHESTER (7)     2018   2038
   SPRINGFIELD        2011   2026    JC PENNEY                      2005    2015       TJ MAXX                      2006    2021
   SPRINGFIELD        2024   2054    OFFICE DEPOT                   2005    2010       BARNES & NOBLE               2017    2047
   SPRINGFIELD (3)    2013   2028    MARSHALLS                      2012    2027       BORDERS BOOKS                2023    2038
   ST. CHARLES (5)
   ST. CHARLES        2019   2039
   ST. LOUIS          2017   2082
   ST. LOUIS          2004   2024    OFFICE DEPOT                   2005    2015
   ST. LOUIS          2024   2025    FRANK'S NURSERY                2005    2015       WEEKENDS ONLY                2004    2009
   ST. LOUIS          2024   2035    ST. LOUIS DANCER'S ACADEMY     2006
   ST. LOUIS          2024   2040
   ST. PETERS         2013   2023    GART SPORTS                    2014    2029       OFFICE DEPOT                 2019
 NEVADA
   HENDERSON (4)      2013   2023    INTERIOR SURROUNDINGS          2008    2013
   LAS VEGAS (7)      2023   2033    ALBERTSONS                     2009    2019       FACTORY 2-U STORES           2009
 NEW HAMPSHIRE
   NASHUA             2011   2031    BED BATH & BEYOND              2007    2032       MICHAELS                     2007    2027
   SALEM              2008   2013    SHAWS SUPERMARKET              2008    2038       BOB'S STORES                 2011    2021
 NEW JERSEY
   BRIDGEWATER (7)    2010   2030    BABIES R US                    2014    2039       MARSHALLS                    2009    2024
   CHERRY HILL        2016   2036    DOLLAR TREE                    2005    2015
   CHERRY HILL        2016   2036    SEARS HARDWARE                 2004    2013
   CHERRY HILL (8)    2018   2068    WORLDWIDE WHOLESALE            2018    2033       BABIES R US                  2013    2033
   CINNAMINSON        2009   2014    ACME MARKETS                   2047
   DELRAN (7)         2006   2016    AMC THEATERS                   2004    2014
   EAST WINDSOR       2027   2067    GENUARDI'S                     2026    2056       TJ MAXX                      2011    2026
   FRANKLIN           2010   2020    NEW YORK SPORTS CLUB           2006    2016
   HOLMDEL            2013   2043    MARSHALLS                      2013    2028       OFFICEMAX                    2009    2024
   LINDEN             2023   2033
   NORTH BRUNSWICK    2018   2058    BURLINGTON COAT FACTORY        2008    2013       MARSHALLS                    2012    2027
   PISCATAWAY         2014   2024
   PLAINFIELD (7)     2018   2058    SEARS HARDWARE                 2008    2028       CVS                          2018    2038
   RIDGEWOOD          2015   2030
   WESTMONT           2017   2081    SUPER FITNESS                  2009               JO-ANN FABRICS               2010    2020
 NEW MEXICO
   ALBUQUERQUE        2006   2021
   ALBUQUERQUE        2011   2021    ROSS STORES                    2006    2021       VALLEY FURNITURE             2007    2017
   ALBUQUERQUE        2008   2013    WALGREENS                      2027
 NEW YORK
   ALBANY             2007   2027    BIG LOTS                       2008    2018       ECKERD                       2007    2022
   BRIDGEHAMPTON      2019   2039    KING KULLEN                    2015    2035       TJ MAXX                      2007    2017
   BRONX              2011   2036    WALDBAUMS                      2011    2046       OFFICE OF HEARING            2007
   BROOKLYN (7)       2022   2052    WALGREENS                      2030
   BROOKLYN



                                                                                                          MAJOR LEASES
                              YEAR                  OWNERSHIP             LAND     LEASABLE    PERCENT  --------------------------
                            DEVELOPED               INTEREST/             AREA       AREA      LEASED
       LOCATION            OR ACQUIRED           (EXPIRATION)(2)         (ACRES)   (SQ. FT.)     (1)    TENANT NAME
----------------------------------------------------------------------------------------------------------------------------------

   BROOKLYN                   2003                     FEE                  1.0       10,000     100.0 GENOVESE
   BUFFALO                    1988                JOINT VENTURE             9.2      141,783      87.8 TOPS SUPERMARKET
   BUFFALO                    1988                JOINT VENTURE             12.0     150,798      20.0 BIG LOTS
   BUFFALO, AMHERST           1988                JOINT VENTURE             7.5      101,066     100.0 TOPS SUPERMARKE
   CENTEREACH                 1993                JOINT VENTURE             40.7     380,119      95.3 WAL-MART
   COMMACK                    1998             GROUND LEASE (2085)          35.7     265,409      96.4 KING KULLEN
   COPIAGUE (7)               1998                     FEE                  15.4     163,999     100.0 HOME DEPOT
   FREEPORT (7)               2000                     FEE                  9.6      173,031     100.0 STOP & SHOP
   GLEN COVE (7)              2000                     FEE                  2.7       49,346      87.8 STAPLES
   HAMPTON BAYS               1989                     FEE                  8.2       70,990     100.0 MACY'S EAST
   HEMPSTEAD (7)              2000                     FEE                  1.4       13,905     100.0 WALGREENS
   LATHAM (7)                 1999                     FEE                  60.3     616,130      99.3 SAMS CLUB
   LITTLE NECK                2003                     FEE                  4.5       48,275     100.0
   MANHASSET (3)              1999                     FEE                  9.6      273,943      66.6 FILENE'S
   MERRICK (7)                2000                     FEE                  10.8     107,871     100.0 WALDBAUMS
   MIDDLETOWN (7)             2000                     FEE                  10.1      80,000     100.0 BEST BUY
   MUNSEY PARK (7)            2000                     FEE                  6.0       72,748     100.0 BED BATH & BEYOND
   NANUET                     1984                     FEE                  6.0       70,632      96.3 PREMIER FITNESS
   OCEANSIDE                  2003                     FEE                  0.2        1,856     100.0
   PLAINVIEW                  1969             GROUND LEASE (2070)          7.0       88,222     100.0 FAIRWAY STORES
   POUGHKEEPSIE               1972                     FEE                  20.0     167,668      99.5 STOP & SHOP
   RENSSELAER                 2003                     FEE                  13.4     132,648      87.7 PRICE CHOPPER
   ROCHESTER                  1988                     FEE                  14.9     129,238     100.0 STAPLES
   ROCHESTER                  1988                     FEE                  12.8      17,995     100.0 STAPLES
   ROCHESTER                  1993                     FEE                  18.6     185,153      36.3 TOPS SUPERMARKET
   STATEN ISLAND (7)          2000                     FEE                  14.4     177,118     100.0 TJ MAXX
   STATEN ISLAND              1989                     FEE                  16.7     210,875     100.0 KMART
   STATEN ISLAND              1997             GROUND LEASE (2072)          7.0      101,337      99.2 WALDBAUMS
   SYOSSET                    1967                     FEE                  2.5       32,124      88.6 NEW YORK SPORTS CLUB
   YONKERS(7)                 2000             GROUND LEASE (2047)          6.3       56,361      97.2 STAPLES
   YONKERS                    1995                     FEE                  4.4       43,560     100.0 SHOPRITE
 NORTH CAROLINA
   APEX (9)                   2002                JOINT VENTURE             6.7       65,834      97.6 FOOD LION
   CARY (7)                   2001                     FEE                  38.6     315,797     100.0 BJ'S
   CARY                       1996                     FEE                  8.6       86,015     100.0 BED BATH & BEYOND
   CARY                       1998                     FEE                  10.9     102,787      95.7 LOWES
   CARY (9)                   2002                JOINT VENTURE             18.2     182,266      78.4 WELLSPRING
   CARY (8)                   2003                JOINT VENTURE             13.4     133,901      98.8 CARMIKE CINEMAS
   CHARLOTTE                  1968                     FEE                  13.5     110,300      94.0 MEDIA PLAY
   CHARLOTTE                  1993                     FEE                  14.0     139,269      92.6 BI-LO
   CHARLOTTE                  1986             GROUND LEASE (2048)          18.5     253,979      95.0 TOYS "R" US
   DURHAM (7)                 2002                     FEE                  39.5     408,292     100.0 WAL-MART
   DURHAM (4)                 2002                JOINT VENTURE             21.3      96,000     100.0 KROGER
   DURHAM                     1996                     FEE                  13.2     116,186      95.9 TJ MAXX
   GASTONIA                   1989                     FEE                  24.9     240,957      84.5 HOBBY LOBBY
   GREENSBORO                 1999                     FEE                  8.2      100,794      82.0 HOBBY LOBBY
   GREENSBORO (7)             1998                     FEE                  4.4       41,387     100.0 STAPLES
   LENOIR (9)                 2002                JOINT VENTURE             14.4     144,239      72.4 BI-LO
   PINEVILLE                  2003                JOINT VENTURE             39.1     269,710      97.4 KMART
   RALEIGH (9)                2002      GROUND LEASE (2049)/JOINT VENTURE   12.3      98,208      92.4 LOWES
   RALEIGH                    1993                     FEE                  35.9     374,306      75.1 BEST BUY
   RALEIGH (4)                2001                JOINT VENTURE             24.4      47,000     100.0 MARQUEE CINEMAS
   RALEIGH (4)                2001                JOINT VENTURE             8.0            -         -
   RALEIGH (4)                2003                JOINT VENTURE             36.4      47,000     100.0 FOOD LION
   RALEIGH                    2001                     FEE                  26.0      83,965      96.7 KROGER
   RALEIGH (9)                2002                JOINT VENTURE             5.3       52,575     100.0 BOOKS-A-MILLION
   RALEIGH (9) (6)            2002                JOINT VENTURE             15.2     152,273      88.8 FOOD LION
   RALEIGH (9)                2002                JOINT VENTURE             12.6     124,520      93.2 RALEIGH ATHLETIC CLUB
   RALEIGH                    2002                     FEE                  10.3     101,965      96.9 HARRIS TEETER
   WILSON (9)                 2002                JOINT VENTURE             16.7     167,207      43.1 WINN DIXIE
   WINSTON-SALEM              1969                     FEE                  13.2     137,433      97.8 HARRIS TEETER
 OHIO
   AKRON                      1975                     FEE                  6.9       76,438     100.0 GIANT EAGLE
   AKRON                      1988                     FEE                  24.5     138,363     100.0 GABRIEL BROTHERS
   AKRON                      1988                     FEE                  12.6     149,054         -
   AKRON                      1988             GROUND LEASE (2012)          22.9     231,754      78.8 FIFTH AVENUE FLEA MARKET
   BARBERTON                  1972                     FEE                  10.0     118,826      73.9 GIANT EAGLE
   BEAVERCREEK                1986                     FEE                  18.2     148,210      79.2 KROGER
   BROOKLYN                   1988                     FEE                  14.4     133,563      22.8 ALMOST FREE
   BRUNSWICK                  1975                     FEE                  20.0     171,223      92.6 KMART
   CAMBRIDGE                  1997                     FEE                  13.1      98,533      94.7 TRACTOR SUPPLY CO.
   CANTON                     1993                     FEE                  7.9       67,589      32.4 CINEMARK
   CANTON                     1972                     FEE                  19.6     172,596      91.6 BURLINGTON COAT FACTORY
   CANTON                     1988                     FEE                  9.2       99,267         -
   CENTERVILLE                1988                     FEE                  15.2     120,498     100.0 BED BATH & BEYOND
   CINCINNATI (7)             2000                     FEE                  36.7     378,901      98.1 WAL-MART
   CINCINNATI                 1988                     FEE                  11.6     224,883     100.0 LOWE'S HOME CENTER
   CINCINNATI                 1988             GROUND LEASE (2054)          8.8      121,242     100.0 BURLINGTON COAT FACTORY
   CINCINNATI (3)             1988                     FEE                  29.2     321,675      81.7 HOBBY LOBBY
   CINCINNATI                 2000                     FEE                  8.8       88,317     100.0 HOBBY LOBBY
   CINCINNATI                 1999                     FEE                  16.7      89,742      98.9 BIGGS FOODS
   CLEVELAND                  1975             GROUND LEASE (2035)          9.4       69,383      70.3 ALDI
   COLUMBUS (7)               2002                     FEE                  36.5     234,702     100.0 LOWE'S HOME CENTER
   COLUMBUS                   1988                     FEE                  12.4     191,089     100.0 KOHLS
   COLUMBUS                   1988                     FEE                  13.7     142,743      97.4 KOHLS
   COLUMBUS                   1988                     FEE                  17.9     129,008     100.0 KOHLS
   COLUMBUS                   1988                     FEE                  12.4     135,650     100.0 KOHLS
   COLUMBUS                   1988                     FEE                  12.5      99,262     100.0 SOUTHLAND EXPO
   COLUMBUS (7)               1998                     FEE                  12.1     112,922      96.8 BORDERS BOOKS
   COPLEY (8)                 2003                JOINT VENTURE             9.4      525,841      99.5 INLAND I DELAWARE BUSINESS
   DAYTON                     1969             GROUND LEASE (2043)          22.8     163,131      81.6 BEST BUY
   DAYTON                     1984                     FEE                  32.1     213,728      90.0 VICTORIA'S SECRET


                                                                 MAJOR LEASES
                       ---------------------------------------------------------------------------------------------------------
                    LEASE     OPTION                           LEASE      OPTION                             LEASE      OPTION
    LOCATION     EXPIRATION EXPIRATION TENANT NAME           EXPIRATION  EXPIRATION TENANT NAME            EXPIRATION  EXPIRATION
--------------------------------------------------------------------------------------------------------------------------------

   BROOKLYN           2004
   BUFFALO            2012   2037     FASHION BUG                 2005    2024       DRESS BARN                  2007        2022
   BUFFALO            2007   2015
   BUFFALO, AMHERST   2013   2033
   CENTEREACH         2015   2044     BIG LOTS                    2011    2021       MODELL'S                    2009        2019
   COMMACK            2017   2047     LINENS N THINGS             2018    2038       SPORTS AUTHORITY            2017        2037
   COPIAGUE (7)       2011   2056     JACK LALANNE                2008    2018
   FREEPORT (7)       2025            TOYS "R" US                 2020    2040       MARSHALLS                   2006        2016
   GLEN COVE (7)      2014   2029     ANNIE SEZ                   2011    2026
   HAMPTON BAYS       2005   2025     GENOVESE                    2006    2016
   HEMPSTEAD (7)      2059
   LATHAM (7)         2013   2043     WAL-MART                    2013    2043       HOME DEPOT                  2031        2071
   LITTLE NECK
   MANHASSET (3)      2006   2011     MANHASSET DIAGNOSTIC        2012    2027
   MERRICK (7)        2013   2041     ANNIE SEZ                   2006    2021       PARTY CITY                  2012        2022
   MIDDLETOWN (7)     2016   2031     LINENS N THINGS             2016    2031
   MUNSEY PARK (7)    2007   2022     FRESH FIELDS                2011    2021
   NANUET             2012   2022     TUESDAY MORNING             2007    2017
   OCEANSIDE
   PLAINVIEW          2017   2037
   POUGHKEEPSIE       2020   2049     ODD LOTS                    2007    2017
   RENSSELAER         2018   2038     FASHION BUG                 2005    2019
   ROCHESTER          2010   2022     1180 JEFFERSON ROAD         2015    2025
   ROCHESTER          2010   2027
   ROCHESTER          2004   2024
   STATEN ISLAND (7)  2005   2025     NATIONAL LIQUIDATORS        2010    2030       MICHAELS                    2006        2031
   STATEN ISLAND      2006   2011     PATHMARK                    2011    2021
   STATEN ISLAND      2006   2031
   SYOSSET            2016   2021
   YONKERS(7)         2014   2029
   YONKERS            2008   2028
 NORTH CAROLINA
   APEX (9)           2018
   CARY (7)           2020   2040     KOHLS                       2022    2001       PETSMART                    2016        2036
   CARY               2005   2014     DICK'S CLOTHING & SPORTING  2014    2029
   CARY               2017   2037     ECKERD                      2007    2017
   CARY (9)           2013   2028     BEYOND FITNESS              2011    2025       GREGORY'S                   2008
   CARY (8)           2017   2027     FOOD LION                   2019               DOLLAR TREE                 2009        2019
   CHARLOTTE          2005   2020     TJ MAXX                     2007    2017       CVS                         2015        2035
   CHARLOTTE          2009   2029     RUGGED WEARHOUSE            2008    2018       PARTY CITY                  2004        2014
   CHARLOTTE          2012   2042     K&G MEN'S COMPANY           2008    2018       OFFICEMAX                   2009        2024
   DURHAM (7)         2015   2035     BEST BUY                    2011    2026       LINENS N THINGS             2011        2026
   DURHAM (4)         2023   2053
   DURHAM             2009   2014     JO-ANN FABRICS              2010    2020
   GASTONIA           2013   2023     TOYS "R" US                 2015    2045       BOOK EXPRESS                2006
   GREENSBORO         2014   2024     USA BABY                    2008    2013
   GREENSBORO (7)     2011   2031     DAVID'S BRIDAL              2006    2026
   LENOIR (9)         2014   2044     BELK'S STORE                2019    2029
   PINEVILLE          2017   2067     STEIN MART                  2007    2012       TJ MAXX                     2008        2018
   RALEIGH (9)        2021   2052
   RALEIGH            2005   2020     MARSHALLS                   2009    2014       OFFICEMAX                   2011
   RALEIGH (4)        2019   2029
   RALEIGH (4)
   RALEIGH (4)        2023   2043
   RALEIGH            2019   2059
   RALEIGH (9)        2006   2016
   RALEIGH (9) (6)    2014   2034     BIG LOTS                    2006    2016       KIMBRELL'S                  2008
   RALEIGH (9)        2006   2026     VERTICAL URGE               2010    2013
   RALEIGH            2014   2034     ECKERD                      2005    2015
   WILSON (9)         2018
   WINSTON-SALEM      2016   2041     DOLLAR TREE                 2006    2016       SPORTSMAN'S SUPPLY          2008
 OHIO
   AKRON              2021   2041
   AKRON              2005   2025     PAT CATANS CRAFTS           2013               ESSENCE BEAUTY MART         2008        2014
   AKRON
   AKRON              2005            PRIME BUSINESS SOLUTIONS    2006    2008       TIME WARNER CABLE           2005
   BARBERTON          2027   2049
   BEAVERCREEK        2018   2048     MOORES FITNESS              2007    2013       REVCO                       2007        2027
   BROOKLYN           2010
   BRUNSWICK          2005   2050     GIANT EAGLE                 2006    2031
   CAMBRIDGE          2010   2020     KROGER                      2004    2014
   CANTON             2005
   CANTON             2018   2043     TJ MAXX                     2007    2017       PRICELESS KIDS              2007        2012
   CANTON
   CENTERVILLE        2017   2032     THE TILE SHOP               2014    2024       ODD-JOB                     2007        2017
   CINCINNATI (7)     2010   2040     THRIFTWAY                   2006    2026       DICK'S SPORTING GOODS       2016        2031
   CINCINNATI         2022   2052     CIRCUIT CITY                2008    2031       BIG LOTS                    2009        2019
   CINCINNATI         2005   2025     TOYS "R" US                 2019    2044
   CINCINNATI (3)     2012   2022     RHODES FURNITURE            2013    2023       TOYS "R" US                 2016        2046
   CINCINNATI         2011   2021     GOLD'S GYM                  2017    2027
   CINCINNATI         2008   2028
   CLEVELAND          2004   2023
   COLUMBUS (7)       2016   2046     KROGER                      2017    2037
   COLUMBUS           2011   2031     KROGER                      2031    2071       TOYS "R" US                 2015        2040
   COLUMBUS           2011   2031     STAPLES                     2010    2020
   COLUMBUS           2011   2031     GRANT/RIVERSIDE HOSP        2011
   COLUMBUS           2011   2031     CIRCUIT CITY                2019    2039
   COLUMBUS           2006
   COLUMBUS (7)       2018   2038     ZANY BRAINY                 2007    2017       FRANNYS HALLMARK            2004        2014
   COPLEY (8)         2017   2067     HOME DEPOT                  2013    2063       DICK'S SPORTING GOODS       2020        2045
   DAYTON             2004   2024     BIG LOTS                    2008    2018       JO-ANN FABRICS              2007        2012
   DAYTON             2004   2019     JO-ANN FABRICS              2006    2016       KROGER                      2012        2038


                                                                                                          MAJOR LEASES
                              YEAR                  OWNERSHIP             LAND     LEASABLE    PERCENT  --------------------------
                            DEVELOPED               INTEREST/             AREA       AREA      LEASED
       LOCATION            OR ACQUIRED           (EXPIRATION)(2)         (ACRES)   (SQ. FT.)     (1)    TENANT NAME
----------------------------------------------------------------------------------------------------------------------------------





   DAYTON                     1988                     FEE                  16.9     141,616     100.0 VALUE CITY
   DAYTON                     1988                     FEE                  11.2     116,374     100.0 VALUE CITY
   HUBER HEIGHTS (7)          1999                     FEE                  40.0     318,468      98.6 ELDER BEERMAN
   KENT                       1988             GROUND LEASE (2013)          12.2     106,500     100.0 TOPS SUPERMARKET
   LIMA                       1986                     FEE                  18.1     193,633      96.3 RAYS SUPERMARKET
   MENTOR                     1987                     FEE                  20.6     103,910     100.0 GABRIEL BROTHERS
   MENTOR                     1988                     FEE                  25.0     271,259      85.2 GIANT EAGLE
   MIAMISBURG                 1999                     FEE                  0.6       12,600      47.6
   MIDDLEBURG HEIGHTS         1988                     FEE                  8.2      104,342      51.5 GABRIEL BROTHERS
   NORTH OLMSTEAD             1988                     FEE                  11.7      99,862     100.0 TOPS SUPERMARKET
   ORANGE TOWNSHIP (4)        2001                     FEE                  19.8      14,000     100.0
   SHARONVILLE                1977      GROUND LEASE (2076)/JOINT VENTURE   15.0     130,715      77.8 KROGER
   SPRINGBORO PIKE            1985                     FEE                  13.0     120,522     100.0 RHODES FURNITURE
   SPRINGDALE (7)             2000                     FEE                  22.0     243,047      89.7 WAL-MART
   SPRINGFIELD                1988                     FEE                  14.3     131,628     100.0 KMART
   UPPER ARLINGTON            1969                     FEE                  13.3     160,602     100.0 TJ MAXX
   WESTERVILLE                1993                     FEE                  25.4     242,124      88.3 MARC'S
   WICKLIFFE                  1982                     FEE                  10.0     128,180     100.0 GABRIEL BROTHERS
   WILLOUGHBY HILLS           1988                     FEE                  14.1     156,219      33.0 MARCS DRUGS
 OKLAHOMA
   MIDWEST CITY               1998                     FEE                  9.7       99,433         -
   NORMAN (7)                 2001                     FEE                  31.3     262,624     100.0 TOYS "R" US
   OKLAHOMA CITY              1997                     FEE                  9.8      103,027     100.0 ACADEMY SPORTS
   OKLAHOMA CITY              1998                     FEE                  19.8     232,635      99.2 HOME DEPOT
   SOUTH TULSA                1996                     FEE                  8.8      100,190       4.1
 PENNSLYVANIA
   BETHLEHEM                  2003                     FEE                  0.5       80,695     100.0 SUPER FRESH
   BLUE BELL                  1996                     FEE                  17.7     120,211     100.0 KOHLS
   CARLISLE                   2003                     FEE                  9.3       86,260      97.7 NELLS MARKET
   CHAMBERSBURG               2003                     FEE                  5.5      121,593      99.0 GIANT
   CHIPPEWA                   2000                     FEE                  22.4     215,206     100.0 KMART
   DUQUESNE                   1993                     FEE                  8.8       69,733     100.0 PAT CATANS CRAFTS
   EAGLEVILLE                 1973                     FEE                  15.2     165,385     100.0 KMART
   EAST NORRITON              1984                     FEE                  12.5     136,635      97.1 SHOPRITE
   EAST STROUDSBURG           1973                     FEE                  15.3     168,506     100.0 KMART
   EASTWICK                   1997                     FEE                  3.4       36,511      92.6 MERCY HOSPITAL
   EXTON                      1990                     FEE                  6.1       60,685     100.0 ACME MARKETS
   EXTON                      1996                     FEE                  9.8       85,184     100.0 KOHLS
   FEASTERVILLE               1996                     FEE                  4.6       86,575     100.0 VALUE CITY
   GETTYSBURG                 1986                     FEE                  2.3       30,706      93.8 GIANT FOOD
   GREENSBURG                 2002                JOINT VENTURE             5.0       50,000     100.0 TJ MAXX
   HAMBURG                    2001                     FEE                  1.5       15,400     100.0 LEHIGH VALLEY HEALTH
   HARRISBURG                 1972                     FEE                  17.0     175,917     100.0 GANDER MOUNTAIN
   HARRISBURG                 1972                     FEE                  11.7     154,896      42.2 BIG LOTS
   HAVERTOWN                  1996                     FEE                  9.0       80,938     100.0 KOHLS
   LANDSDALE                  1996             GROUND LEASE (2037)          1.4       84,470     100.0 KOHLS
   MIDDLETOWN                 1973                     FEE                  21.9     140,481      61.9 SHARP SHOPPER
   MIDDLETOWN                 1986                     FEE                  4.7       38,953      83.0 US POST OFFICE
   MONROEVILLE                2003                     FEE                  13.7     142,900     100.0 BED BATH & BEYOND
   MONTGOMERY (7)             2002                     FEE                  45.0     257,565     100.0 GIANT FOOD
   NEW KENSINGTON             1986                     FEE                  12.5     106,624     100.0 GIANT EAGLE
   PHILADELPHIA               1983                JOINT VENTURE             8.1      214,970      98.5 JC PENNEY
   PHILADELPHIA               1995                JOINT VENTURE             22.6     277,123      98.8 SUPER FRESH
   PHILADELPHIA               1996                     FEE                  6.3       82,345     100.0 KOHLS
   PHILADELPHIA               1996             GROUND LEASE (2035)          6.8      133,309     100.0 KMART
   POTTSTOWN                  2003                     FEE                  0.3      161,727      96.5 GIANT FOOD
   RICHBORO                   1986                     FEE                  14.5     110,357     100.0 SUPER FRESH
   SCOTT TOWNSHIP             2000             GROUND LEASE (2052)          6.9       69,288     100.0 WAL-MART
   SHREWSBURY                 2003                     FEE                  0.2       84,025      88.2 GIANT FOOD
   SPRINGFIELD                1983                     FEE                  19.7     218,907      92.1 VALUE CITY
   UPPER ALLEN                1986                     FEE                  6.0       59,470      96.2 GIANT FOOD
   UPPER DARBY                1996                JOINT VENTURE             16.3      48,936      91.4 MERCY HOSPITAL
   WAYNESBORO                 2003                     FEE                  9.3      107,549      49.6 MARTIN'S
   WEST MIFFLIN               1974                     FEE                  21.9     193,878      94.7 GIANT EAGLE
   WEST MIFFLIN               1986             GROUND LEASE (2032)          8.3       84,279      94.0 AMES
   WHITEHALL                  1996             GROUND LEASE (2081)          6.0       84,524     100.0 KOHLS
   YORK                       1986                     FEE                  8.0       61,979      81.8 SUPERPETZ
   YORK                       1986                     FEE                  13.7      59,016      95.2 GIANT FOOD
   YORK                       1986                     FEE                  3.3       35,500     100.0 GIANT FOOD
 RHODE ISLAND
   CRANSTON                   1998                     FEE                  11.0     129,907      92.2 BOB'S STORES
   PROVIDENCE                 2003      GROUND LEASE (2022)/JOINT VENTURE   13.0      70,235     100.0 STOP & SHOP
 SOUTH CAROLINA
   AIKEN (6)                  1989                     FEE                  3.2       11,200      71.6
   CHARLESTON                 1978                     FEE                  17.6     169,813      89.3 STEIN MART
   CHARLESTON                 1995                     FEE                  17.2     186,740      99.1 TJ MAXX
   CHARLESTON (8)             2003                JOINT VENTURE             15.7     136,276      89.6 BED BATH & BEYOND
   CONWAY (9)                 2002                JOINT VENTURE             5.4       54,124     100.0 FOOD LION
   FLORENCE                   1997                     FEE                  21.0     113,922      97.2 HAMRICKS
   GREENVILLE                 1997                     FEE                  20.4     148,490      91.2 RHODES FURNITURE
   MT PLEASANT (9)            2002                JOINT VENTURE             11.6     115,740      96.9 WHOLE FOODS
   NORTH CHARLESTON           2000                     FEE                  27.3     267,698     100.0 SPORTS AUTHORITY
   ORANGEBURG (9)             2002                JOINT VENTURE             10.7     106,557      82.2 BI-LO
   WALTERBORO (9)             2002                JOINT VENTURE             4.8       47,640      97.9 FOOD LION
 TENNESSEE
   CHATTANOOGA                2002                JOINT VENTURE             5.0       50,000     100.0 HOME GOODS
   CHATTANOOGA                1973             GROUND LEASE (2074)          7.6       50,588      82.8
   MADISON (7)                1999                     FEE                  21.1     189,299      99.5 SPORTS AUTHORITY
   MADISON                    1978             GROUND LEASE (2039)          14.5     184,506      70.6 OLD TIME POTTERY
   MEMPHIS (7)                2001                     FEE                  3.9       40,000     100.0 BED BATH & BEYOND
   MEMPHIS                    2000                     FEE                  8.8       87,962     100.0 OLD TIME POTTERY
   MEMPHIS                    1991                     FEE                  14.7     167,243      96.2 TOYS "R" US


                                                                 MAJOR LEASES
                       ---------------------------------------------------------------------------------------------------------
                        LEASE     OPTION                           LEASE      OPTION                           LEASE      OPTION
    LOCATION         EXPIRATION EXPIRATION TENANT NAME           EXPIRATION  EXPIRATION TENANT NAME         EXPIRATION  EXPIRATION
--------------------------------------------------------------------------------------------------------------------------------

   DAYTON               2010      2020   CIRCUIT CITY              2018    2038       DOLLAR GENERAL           2004      2007
   DAYTON               2010      2015   BUTTERNUT BREAD           2004
   HUBER HEIGHTS (7)    2014      2044   KOHLS                     2015    2035       MARSHALLS                2009      2024
   KENT                 2026      2096
   LIMA                 2011      2026   SEAWAY FOOD TOWN          2009    2024       JO-ANN FABRICS           2006      2011
   MENTOR               2013      2028   BIG LOTS                  2014    2034
   MENTOR               2019      2029   BURLINGTON COAT FACTORY   2014               JO-ANN FABRICS           2009      2019
   MIAMISBURG
   MIDDLEBURG HEIGHTS   2014      2029
   NORTH OLMSTEAD       2026      2096
   ORANGE TOWNSHIP (4)
   SHARONVILLE          2008      2028   GABRIEL BROTHERS          2012    2032
   SPRINGBORO PIKE      2013      2028   OFFICEMAX                 2007               DOLLAR TREE              2008      2018
   SPRINGDALE (7)       2015      2045   HH GREGG                  2012    2017       OFFICEMAX                2009      2024
   SPRINGFIELD          2010      2030   HOBBY LOBBY               2010    2020
   UPPER ARLINGTON      2011      2021   PEDDLERS VILLAGE          2008               CVS                      2019      2039
   WESTERVILLE          2013      2023   KOHLS                     2016    2036       OFFICEMAX                2007      2022
   WICKLIFFE            2008      2023   BIG LOTS                  2005    2010       DOLLAR GENERAL           2004
   WILLOUGHBY HILLS     2012      2017
 OKLAHOMA
   MIDWEST CITY
   NORMAN (7)           2012      2042   ROSS STORES               2007    2027       BARNES & NOBLE           2012      2027
   OKLAHOMA CITY        2013      2023
   OKLAHOMA CITY        2014      2044   GORDMANS                  2013    2033       BEST BUY                 2008      2023
   SOUTH TULSA
 PENNSLYVANIA
   BETHLEHEM            2018      2058
   BLUE BELL            2016      2036   HOME GOODS                2013    2033
   CARLISLE             2010      2020
   CHAMBERSBURG         2010      2040   CVS                       2006    2020
   CHIPPEWA             2018      2068   HOME DEPOT                2018    2068
   DUQUESNE             2005             RED, WHITE & BLUE         2005
   EAGLEVILLE           2004      2019   SAFEWAY                   2011    2025
   EAST NORRITON        2017      2037   STAPLES                   2008    2023       JO-ANN FABRICS           2007      2012
   EAST STROUDSBURG     2007      2022   WEIS MARKETS              2005    2010
   EASTWICK             2012      2022
   EXTON                2015      2045
   EXTON                2016      2036
   FEASTERVILLE         2011      2026
   GETTYSBURG           2005      2010
   GREENSBURG           2010             MICHAELS                  2010
   HAMBURG              2016      2026
   HARRISBURG           2013      2028   MEDIA PLAY                2011    2026       SUPERPETZ                2007      2022
   HARRISBURG           2015      2045
   HAVERTOWN            2016      2036
   LANDSDALE            2012
   MIDDLETOWN           2010      2015   ELECTRONICS INSTITUTE     2004               CVS                      2008
   MIDDLETOWN           2016      2026
   MONROEVILLE          2019      2034   PETSMART                  2019    2034       MICHAELS                 2009      2029
   MONTGOMERY (7)       2020      2050   BED BATH & BEYOND         2016    2030       COMPUSA                  2014      2028
   NEW KENSINGTON       2006      2026
   PHILADELPHIA         2012      2037   TOYS "R" US               2007    2052
   PHILADELPHIA         2022      2047   PETSMART                  2006    2016       AMC THEATERS             2004      2023
   PHILADELPHIA         2016      2036
   PHILADELPHIA         2010      2035
   POTTSTOWN            2014      2049   TRACTOR SUPPLY CO.        2012    2027       TJ MAXX                  2004      2019
   RICHBORO             2018      2058
   SCOTT TOWNSHIP       2015      2052
   SHREWSBURY           2023      2053
   SPRINGFIELD          2013      2043   STAPLES                   2008    2023       JO-ANN FABRICS           2006      2016
   UPPER ALLEN          2010      2030   CVS                       2008
   UPPER DARBY          2012      2022   ALLEGHENY CHILD ACADEMY   2012    2022
   WAYNESBORO           2005      2025
   WEST MIFFLIN         2014      2039   KENNYWOOD AMUSEMENT       2005
   WEST MIFFLIN         2007      2032
   WHITEHALL            2016      2036
   YORK                 2004      2009   ECKERD                    2004
   YORK                 2006      2026   CVS                       2005    2020
   YORK                 2007      2017
 RHODE ISLAND
   CRANSTON             2008      2028   MARSHALLS                 2011    2021
   PROVIDENCE           2022      2072
 SOUTH CAROLINA
   AIKEN (6)
   CHARLESTON           2006      2016   BY THE YARD               2006    2017       GCO CARPET               2012
   CHARLESTON           2009      2014   OFFICE DEPOT              2006    2016       MARSHALLS                2006      2011
   CHARLESTON (8)       2014      2034   COST PLUS                 2014    2029
   CONWAY (9)           2017      2037
   FLORENCE             2006      2011   STAPLES                   2010    2035       ATHLETE'S FOOT           2007      2017
   GREENVILLE           2005      2020   BABIES R US               2007    2022
   MT PLEASANT (9)      2024      2054   STAPLES                   2012
   NORTH CHARLESTON     2013      2033   TJ MAXX                   2008    2013       MARSHALLS                2008      2013
   ORANGEBURG (9)       2011      2031
   WALTERBORO (9)       2018      2038
 TENNESSEE
   CHATTANOOGA          2010             MICHAELS                  2017
   CHATTANOOGA
   MADISON (7)          2013      2028   BEST BUY                  2014    2029       GOODY'S FAMILY CLOTHING  2010      2020
   MADISON              2004      2006
   MEMPHIS (7)          2012      2027
   MEMPHIS              2010      2025
   MEMPHIS              2017      2042   OFFICEMAX                 2008    2028       MEMPHIS FEET             2015      2025


                                                                                                          MAJOR LEASES
                              YEAR                  OWNERSHIP             LAND     LEASABLE    PERCENT  --------------------------
                            DEVELOPED               INTEREST/             AREA       AREA      LEASED
       LOCATION            OR ACQUIRED           (EXPIRATION)(2)         (ACRES)   (SQ. FT.)     (1)    TENANT NAME
----------------------------------------------------------------------------------------------------------------------------------


   NASHVILLE (7)              1999                     FEE                  9.3       99,909     100.0 BEST BUY
   NASHVILLE                  1998                     FEE                  10.2     109,012     100.0 MARSHALLS
   NASHVILLE                  1986                     FEE                  16.9     172,135     100.0 STEIN MART
 TEXAS
   AMARILLO (7)               1997                     FEE                  9.3      343,989      96.7 HOME DEPOT
   AMARILLO (7)               2003                JOINT VENTURE             10.6     142,747      96.0 ROSS STORES
   ARLINGTON (8)              2002                JOINT VENTURE             6.3       75,248     100.0 TJ MAXX
   ARLINGTON                  1997                     FEE                  8.0       96,127     100.0 HOBBY LOBBY
   AUSTIN (7)                 1998                     FEE                  18.2     191,760     100.0 CIRCUIT CITY
   AUSTIN                     1998                     FEE                  15.4     157,852      98.6 HEB GROCERY
   AUSTIN                     2003                JOINT VENTURE             10.8     108,028     100.0 FRY'S ELECTRONICS
   BAYTOWN                    1996                     FEE                  8.7       86,240     100.0 HOBBY LOBBY
   BEAUMONT (4)               2002                     FEE                  11.4      76,000     100.0 BED BATH & BEYOND
   BURLESON (4)               2000                JOINT VENTURE             54.6      27,000     100.0
   BURLESON (4)               2003                JOINT VENTURE             1.3            -         -
   DALLAS                     2002                JOINT VENTURE             5.0       50,000      60.0 CONN'S
   DALLAS (8)                 2002                JOINT VENTURE             9.6      105,195      92.6 TOM THUMB
   DALLAS                     1969                JOINT VENTURE             75.0           -         -
   DALLAS (7)                 1998                     FEE                  6.8       83,867     100.0 ROSS STORES
   DUNCANVILLE                1996                     FEE                  6.8       96,500         -
   EAST PLANO                 1996                     FEE                  9.0      100,598     100.0 HOME DEPOT EXPO
   FORT WORTH (4)             2003                JOINT VENTURE             45.5           -         -
   GARLAND (7)                1998                     FEE                  6.3       62,000      80.6 OFFICE DEPOT
   GARLAND                    1996                     FEE                  2.9       41,364     100.0 KROGER
   GARLAND                    1996                     FEE                  8.8      103,600         -
   HOUSTON (8)                2002                     FEE                  8.7       95,032      98.6 MARSHALLS
   HOUSTON (4)                2001                JOINT VENTURE             23.8      77,000     100.0 ROSS STORES
   HOUSTON                    1998                     FEE                  40.0     434,997      86.0 OSHMAN SPORTING
   HOUSTON                    1997                     FEE                  8.0      113,831      89.1 HEB PANTRY STORE
   HOUSTON                    1999                     FEE                  5.6       84,188     100.0 OFFICE DEPOT
   HOUSTON (8)                2003                JOINT VENTURE             17.1     183,024      93.4 ROSS STORES
   HOUSTON (4)                2003                JOINT VENTURE             30.0           -         -
   HOUSTON (7)                2002                     FEE                  54.0     585,901      94.3 LOEWS THEATRES
   HOUSTON                    1996                     FEE                  8.2       96,500     100.0 BURLINGTON COAT FACTORY
   LAKE WORTH (4)             2003                    2003                  57.9           -         -
   LEWISVILLE                 1998                     FEE                  11.2      74,837      91.2 BALLY TOTAL FITNESS
   LEWISVILLE                 1998                     FEE                  7.6      123,560      83.9 BABIES R US
   LEWISVILLE                 1998                     FEE                  9.4       93,668      65.4 DSW SHOE WAREHOUSE
   LUBBOCK                    1998                     FEE                  9.6      108,326     100.0 PETSMART
   MESQUITE                   1974                     FEE                  9.0       79,550     100.0 KROGER
   MESQUITE                   1998                     FEE                  30.0     209,836      83.2 BEST BUY
   N. BRAUNFELS               2003                JOINT VENTURE             8.6       86,479     100.0 KOHLS
   NORTH RICHLAND HILLS       1997                     FEE                  9.2            -         -
   PASADENA (7)               1999                     FEE                  15.1     169,203     100.0 PETSMART
   PASADENA (7)               2001                     FEE                  24.6     241,172      96.3 BEST BUY
   RICHARDSON (7)             1998                     FEE                  11.7     115,579     100.0 OFFICEMAX
   SAN ANTONIO (4)            1999                     FEE                  10.8     129,000      95.8 HOBBY LOBBY
   WOODLANDS (4)              2002                JOINT VENTURE             34.0     169,000     100.0 HEB GROCERY
 UTAH
   OGDEN                      1967                     FEE                  11.4     142,628     100.0 COSTCO
 VIRGINIA
   BURKE                      2003                     OTH                  12.5     125,830      99.3 SAFEWAY
   COLONIAL HEIGHTS           1996                     FEE                  6.1       60,909     100.0 BLOOM BROS
   FAIRFAX (7)                1998                     FEE                  37.0     323,262     100.0 HOME DEPOT
   FREDERICKSBURG             2003                     FEE                  11.2     141,857      98.7 KMART
   HARRISONBURG               1993                     FEE                  5.3       31,111      53.9 STAPLES
   HARRISONBURG (9)           2002                JOINT VENTURE             14.0     139,956      51.4 FARMER JACK
   HARRISONBURG               2003                     FEE                  12.3     150,404      92.5 KOHLS
   MANASSAS                   1997                     FEE                  13.5     117,525     100.0 SUPER FRESH
   MANASSAS                   2003                     FEE                  8.9      107,761     100.0 BURLINGTON COAT FACTORY
   PETERSBURG (9)             2002                JOINT VENTURE             5.0       50,280      89.1 FOOD LION
   RICHMOND                   2002                     FEE                  8.5       84,683     100.0 BLOOM BROTHERS FURNITURE
   RICHMOND                   1995                     FEE                  11.5     128,612     100.0 BURLINGTON COAT FACTORY
   ROANOKE (9)                2002                JOINT VENTURE             30.2     302,128      82.9 HEIRONIMUS
   STERLING (8)               1995                JOINT VENTURE             38.1     361,375     100.0 TOYS "R" US
   WOODBRIDGE                 1973      GROUND LEASE (2072)/JOINT VENTURE   19.6     189,563      98.2 AMES
   WOODBRIDGE (7)             1998                     FEE                  54.0     495,596      98.2 LOWE'S HOME CENTER
   WOODBRIDGE                 2003                     FEE                  27.6     316,626      92.3 LOWE'S HOME CENTER
 WASHINGTON
   BELLINGHAM (7)             1998                     FEE                  20.0     188,885     100.0 BON HOME STORE
   FEDERAL WAY (7)            2000                     FEE                  17.0     200,126     100.0 ASSOCIATED GROCERY
   LONGVIEW (4)               2003                JOINT VENTURE             50.6     156,000     100.0 ACE HARDWARE
   MARYSVILLE (8)             2002                JOINT VENTURE             15.5     226,038      99.0 ALBERTSONS
   SPOKANE (8)                2002                JOINT VENTURE             13.0     129,785      97.2 BED BATH & BEYOND
   TUKWILA (7)                2003                JOINT VENTURE             46.7     467,496     100.0 THE BON MARCHE
   VANCOUVER (4)              2003                JOINT VENTURE             38.9           -         -
 WEST VIRGINIA
   CHARLES TOWN               1985                     FEE                  22.0     208,048     100.0 WAL-MART
   MARTINSBURG                1986                     FEE                  6.0       43,212     100.0 GIANT FOOD
   SOUTH CHARLESTON           1999                     FEE                  14.8     188,589     100.0 KROGER
 WISCONSIN
   RACINE                     1988                     FEE                  14.2     157,150      92.6 PIGGLY WIGGLY

CANADA
 ALBERTA
   SHOPPES @ SHAWNESSEY       2002                JOINT VENTURE             16.30    163,000     100.0 ZELLERS
   SHAWNESSY CENTRE           2002                JOINT VENTURE             30.61    306,059     100.0 FUTURE SHOP (BEST BUY)
   BRENTWOOD                  2002                JOINT VENTURE             31.23    312,311      99.3 CANADA SAFEWAY
   SOUTH EDMONTON COMMON      2002                JOINT VENTURE             39.02    390,202     100.0 HOME OUTFITTERS
   GRANDE PRAIRIE III         2002                JOINT VENTURE              6.34     63,413     100.0 MICHAELS
 BRITISH COLUMBIA
   TILLICUM                   2002                JOINT VENTURE             41.14    411,393      97.9 ZELLERS



                                                                 MAJOR LEASES
                       ---------------------------------------------------------------------------------------------------------
                        LEASE     OPTION                           LEASE      OPTION                           LEASE      OPTION
    LOCATION         EXPIRATION EXPIRATION TENANT NAME           EXPIRATION  EXPIRATION TENANT NAME         EXPIRATION  EXPIRATION
--------------------------------------------------------------------------------------------------------------------------------

   NASHVILLE (7)        2014   2029    OFFICEMAX                   2015    2035
   NASHVILLE            2007           OFFICEMAX                   2009    2019       OLD COUNTRY BUFFET         2006    2016
   NASHVILLE            2005   2013    ASHLEY FURNITURE HOMESTORE  2012    2022       BED BATH & BEYOND          2013    2028
 TEXAS
   AMARILLO (7)         2019   2069    KOHLS                       2025    2055       CIRCUIT CITY               2010    2035
   AMARILLO (7)         2012   2037    BED BATH & BEYOND           2012    2032       JO-ANN FABRICS             2012    2032
   ARLINGTON (8)        2011   2021
   ARLINGTON            2008   2018
   AUSTIN (7)           2017   2037    BABIES R US                 2012    2027       WORLD MARKET               2011    2026
   AUSTIN               2006   2026    DANCE SPACE                 2006    2011
   AUSTIN               2018   2048
   BAYTOWN              2008   2018    ROSS STORES                 2012    2032
   BEAUMONT (4)         2013   2033    SHOE CARNIVAL               2013    2023
   BURLESON (4)
   BURLESON (4)
   DALLAS               2013
   DALLAS (8)           2017   2032
   DALLAS
   DALLAS (7)           2007   2017    OFFICEMAX                   2009    2024       BIG LOTS                   2012    2032
   DUNCANVILLE
   EAST PLANO           2024   2054
   FORT WORTH (4)
   GARLAND (7)          2006   2021    99 CENTS ONLY STORE         2009    2024
   GARLAND              2005   2025
   GARLAND
   HOUSTON (8)          2008   2023    SUIT MART                   2009    2014
   HOUSTON (4)          2013   2033    PETCO                       2014    2034
   HOUSTON              2009   2024    HOBBY LOBBY                 2012    2022       BED BATH & BEYOND          2009    2019
   HOUSTON              2007   2027    PALAIS ROYAL                2007    2022
   HOUSTON              2007   2022    METROPOLITAN FURNITURE      2013    2023       JUST FOR FEET              2013    2023
   HOUSTON (8)          2013   2033    OFFICE DEPOT                2012    2032       OLD NAVY                   2007    2022
   HOUSTON (4)
   HOUSTON (7)          2017   2047    HOBBY LOBBY                 2016    2026       OSHMAN SPORTING            2017    2037
   HOUSTON              2020   2035
   LAKE WORTH (4)
   LEWISVILLE           2007   2022    TALBOTS OUTLET              2007    2017
   LEWISVILLE           2009   2027    BED BATH & BEYOND           2018    2033
   LEWISVILLE           2008   2028    PETLAND                     2009    2019
   LUBBOCK              2015   2040    OFFICEMAX                   2009    2029       BARNES & NOBLE             2010    2025
   MESQUITE             2012   2037
   MESQUITE             2009   2024    ASHLEY FURNITURE HOMESTORE  2007    2017       PETSMART                   2007    2027
   N. BRAUNFELS         2014   2064
   NORTH RICHLAND HILL
   PASADENA (7)         2015   2030    OFFICEMAX                   2014    2029       MICHAELS                   2009    2024
   PASADENA (7)         2012   2027    ROSS STORES                 2012    2032       MARSHALLS                  2012    2027
   RICHARDSON (7)       2011   2026    BALLY TOTAL FITNESS         2009    2019       NORTHERN STORES            2004    2014
   SAN ANTONIO (4)      2018   2033    BEALLS                      2014    2024
   WOODLANDS (4)        2025   2045    BORDERS BOOKS               2024    2044
 UTAH
   OGDEN                2033   2073
 VIRGINIA
   BURKE                2020   2050    CVS                         2021    2041
   COLONIAL HEIGHTS     2008           BOOKS-A-MILLION             2008    2015
   FAIRFAX (7)          2013   2033    COSTCO                      2011    2046       SPORTS AUTHORITY           2008    2013
   FREDERICKSBURG       2007   2032
   HARRISONBURG         2004   2014
   HARRISONBURG (9)     2007   2037    CVS                         2007    2017
   HARRISONBURG         2024   2064    TOYS "R" US                 2010    2040
   MANASSAS             2006   2026    JO-ANN FABRICS              2006    2011
   MANASSAS             2009   2030    CVS/PEOPLES                 2004    2014
   PETERSBURG (9)       2011   2031
   RICHMOND             2013   2023
   RICHMOND             2006   2035
   ROANOKE (9)          2004   2008    MICHAELS                    2004    2019       MARSHALLS                  2013    2033
   STERLING (8)         2012   2037    MICHAELS                    2011    2026       CIRCUIT CITY               2017    2037
   WOODBRIDGE           2006   2021    CAMPOS FURNITURE            2004               CAMPOS FURNITURE           2006
   WOODBRIDGE (7)       2012   2032    SHOPPERS FOOD               2009    2044       PETSMART                   2009    2014
   WOODBRIDGE           2023   2053    ARBY'S RESTAURANT           2025    2035
 WASHINGTON
   BELLINGHAM (7)       2012   2022    BEST BUY                    2017    2032       BED BATH & BEYOND          2012    2027
   FEDERAL WAY (7)      2015   2045    JO-ANN FABRICS              2010    2030       BARNES & NOBLE             2011    2026
   LONGVIEW (4)         2014   2029    TRIANGLE DEVELOPMENT        2005               RITE AID                   2006    2011
   MARYSVILLE (8)       2022   2067    GOTTSCHALKS                 2008    2018       JC PENNEY                  2011    2046
   SPOKANE (8)          2011   2026    ROSS STORES                 2009    2019       RITE AID                   2009    2039
   TUKWILA (7)          2009   2019    BEST BUY                    2016    2031       GART SPORTS                2014    2029
   VANCOUVER (4)
 WEST VIRGINIA
   CHARLES TOWN         2017   2047    STAPLES                     2008    2018
   MARTINSBURG          2010   2030    CVS                         2004    2008
   SOUTH CHARLESTON     2008   2038    TJ MAXX                     2006    2021       KRISPY KREME               2006    2026
 WISCONSIN
   RACINE               2015   2030    BIG LOTS                    2005    2015       HOBO                       2004    2014

CANADA
 ALBERTA
   SHOPPES @ SHAWNESSE  2011   2096
   SHAWNESSY CENTRE     2009   2024    LINEN N THINGS              2015    2025       BUSINESS DEPOT (STAPLES)   2013    2028
   BRENTWOOD            2007   2037    SEARS WHOLE HOME            2010    2020       LINEN N THINGS             2016    2031
   SOUTH EDMONTON COMM  2016   2031    LONDON DRUGS                2020    2057       MICHAELS                   2011    2026
   GRANDE PRAIRIE III   2011   2031    WINNERS (TJ MAXX)           2011    2026       JYSK LINEN                 2012    2022
 BRITISH COLUMBIA
   TILLICUM             2013   2098    SAFEWAY                     2023    2053       WINNERS (TJ MAXX)          2008    2023


                                                                                                          MAJOR LEASES
                              YEAR                  OWNERSHIP             LAND     LEASABLE    PERCENT  --------------------------
                            DEVELOPED               INTEREST/             AREA       AREA      LEASED
       LOCATION            OR ACQUIRED           (EXPIRATION)(2)         (ACRES)   (SQ. FT.)     (1)    TENANT NAME
----------------------------------------------------------------------------------------------------------------------------------



   PRINCE GEORGE              2001                JOINT VENTURE             37.27    372,725      94.7 OVERWAITEE
   STRAWBERRY HILL            2002                JOINT VENTURE             33.28    332,817      99.6 HOME DEPOT
   MISSION                    2001                JOINT VENTURE             25.65    256,547      97.6 OVERWAITEE
   ABBOTSFORD                 2002                JOINT VENTURE             19.86    198,574      95.4 ZELLERS
   CLEARBROOK                 2001                JOINT VENTURE             18.83    188,252      94.6 SAFEWAY
   SURREY                     2001                JOINT VENTURE             17.06    170,591      99.4 CANADA SAFEWAY
   LANGLEY GATE               2002                JOINT VENTURE             15.18    151,802     100.0 SEARS
   LANGLEY POWER CENTER       2003                JOINT VENTURE             22.83    228,314     100.0 WINNERS (TJ MAXX)
 ONTARIO
   SHOPPERS WORLD ALBION      2002                JOINT VENTURE             34.10    341,030      99.6 CANADIAN TIRE
   SHOPPERS WORLD DANFORTH    2002                JOINT VENTURE             32.88    328,820      99.8 ZELLERS
   THICKSON RIDGE             2002                JOINT VENTURE             32.29    322,904     100.0 WINNERS (TJ MAXX)
   LINCOLN FIELDS             2002                JOINT VENTURE             28.68    286,791      96.9 WAL MART
   404 TOWN CENTRE            2002                JOINT VENTURE             24.94    249,403      96.3 ZELLERS
   SUDBURY                    2002                JOINT VENTURE             23.43    234,299     100.0 FAMOUS PLAYERS
   BOULEVARD CENTRE I         2002                JOINT VENTURE             21.74    217,446      99.5 ZELLERS
   BOULEVARD CENTRE II        2002                JOINT VENTURE                 -          -         -
   GREEN LANE CENTRE          2003                JOINT VENTURE             17.22    172,194     100.0 LINEN N THINGS
   KENDALWOOD                 2002                JOINT VENTURE             15.44    154,445      97.8 PRICE CHOPPER
   LEASIDE                    2002                JOINT VENTURE             13.30    133,035     100.0 CANADIAN TIRE
   WALKER PLACE               2002                JOINT VENTURE              6.99     69,857     100.0 COMMISSO'S
   RIOCAN GRAND PARK          2003                JOINT VENTURE              2.50     25,000     100.0 SHOPPERS DRUG MART
   BOULEVARD III (4)          2002                JOINT VENTURE              4.86          -         -
   DUFFERIN (4)               2002                JOINT VENTURE              9.95          -         -
   BRAMPTON (4)               2003                JOINT VENTURE             11.14          -         -
 PRINCE EDWARD ISLAND
   CHARLOTTETOWN              2002                JOINT VENTURE             38.97    389,704      97.5 ZELLERS
  QUEBEC
   GREENFIELD PARK            2002                JOINT VENTURE             37.47    374,693      92.0 WINNERS (TJ MAXX)
   JACQUES CARTIER            2002                JOINT VENTURE             21.28    212,849      96.7 GUZZO CINEMA
   CHATEAUGUAY                2002                JOINT VENTURE             21.16    211,573      98.4 SUPER C

MEXICO
   SALTILLO PLAZA             2002                     FEE                  17.46    174,637      98.5 HEB
   NUEVO LEON                 2002                     FEE                  14.69    146,861      98.3 HEB
   JUAREZ                     2003                     FEE                  29.04    290,388     100.0 SORIANA

                                                                           ------------------
   TOTAL 637 PROPERTY INTERESTS                                            10,287  90,084,405
                                                                           ------------------

ACQUISITIONS SUBSEQUENT TO DECEMBER 31, 2003 THROUGH FEBRUARY 5, 2004

MASSACHUSETTS
  HYANNIS                     2004                     FEE                   22.6    225,990      98.5 TOYS R US
  MARLBOROUGH                 2004                     FEE                   16.1    104,125      92.1 BEST BUY

TEXAS
  TEMPLE                      2004                JOINT VENTURE              26.8    274,786      87.4 HOBBY LOBBY

DISPOSITIONS SUBSEQUENT TO DECEMBER 31, 2003 THROUGH FEBRUARY 5, 2004

ILLINOIS
  CHICAGO                     1997                     FEE                   13.4    109,441         -

NORTH CAROLINA
  RALEIGH                     2002                JOINT VENTURE              15.2    152,273      88.8 FOOD LION

SOUTH CAROLINA
  AIKEN                       1989                     FEE                   3.2      11,200      71.6

  RETAIL STORE LEASES (10) 1995/ 1997               LEASEHOLD                      3,349,649

                                                                            -----------------
  GRAND TOTAL 673 PROPERTY INTERESTS                                        10,320  93,766,041 (11)
                                                                            -----------------

                                                                MAJOR LEASES
                         ----------------------------------------------------------------------------------------------------------
                               LEASE     OPTION                        LEASE      OPTION                       LEASE      OPTION
    LOCATION               EXPIRATION EXPIRATION  TENANT NAME        EXPIRATION  EXPIRATION TENANT NAME      EXPIRATION  EXPIRATION
-----------------------------------------------------------------------------------------------------------------------------------


   PRINCE GEORGE                 2018      2028   THE BAY                  2013    2083  LONDON DRUGS              2017    2027
   STRAWBERRY HILL               2016      2016   CINEPLEX ODEON           2008    2018  WINNERS (TJ MAXX)         2009    2024
   MISSION                       2018      2028   FAMOUS PLAYERS           2010    2030  LONDON DRUGS              2019    2046
   ABBOTSFORD                    2017      2052   PETSMART                 2013    2033  WINNERS (TJ MAXX)         2008    2023
   CLEARBROOK                    2007      2037   STAPLES                  2012    2022  LANDMARK CINEMAS          2011    2021
   SURREY                        2011      2061   LONDON DRUGS             2011    2021
   LANGLEY GATE                  2008      2018   PETSMART                 2008    2038  WINNERS (TJ MAXX)         2007    2017
   LANGLEY POWER CENTER          2012      2027   MICHAELS                 2011    2021  FUTURE SHOP (BEST BUY)    2012    2022
 ONTARIO
   SHOPPERS WORLD ALBION         2010      2025   FORTINO'S                2010    2030
   SHOPPERS WORLD DANFORTH       2009      2029   DOMINION                 2018    2028  BUSINESS DEPOT (STAPLES)  2015    2030
   THICKSON RIDGE                2013      2022   FUTURE SHOP (BEST BUY)   2006    2016  SEARS WHOLE HOME          2012    2022
   LINCOLN FIELDS                2010      2025   LOEB (GROUND)            2004    2019  CAA OTTAWA                2007    2015
   404 TOWN CENTRE               2009      2024   A & P                    2007    2027  NATIONAL GYM CLOTHING     2009    2014
   SUDBURY                       2019      2039   BUSINESS DEPOT (STAPLES) 2014    2029  CHAPTERS                  2010    2030
   BOULEVARD CENTRE I            2017      2046   WINNERS (TJ MAXX)        2008    2023  LOEB                      2008
   BOULEVARD CENTRE II
   GREEN LANE CENTRE             2014      2029   MICHAELS                 2013    2033  PETSMART                  2008    2033
   KENDALWOOD                    2013      2038   VALUE VILLAGE            2008    2028  SHOPPERS DRUG MART        2011    2021
   LEASIDE                       2006      2036   FUTURE SHOP (BEST BUY)   2010    2025  PETSMART                  2012    2037
   WALKER PLACE                  2012      2032
   RIOCAN GRAND PARK             2018      2018
   BOULEVARD III (4)
   DUFFERIN (4)
   BRAMPTON (4)
 PRINCE EDWARD ISLAND
   CHARLOTTETOWN                 2019      2069   WINNERS (TJ MAXX)        2009    2019  WEST ROYALTY FITNESS      2010    2015
  QUEBEC
   GREENFIELD PARK               2005      2020   BUREAU EN GROS (STAPLES) 2007    2022  GUZZO CINEMA              2019    2039
   JACQUES CARTIER               2010      2040   VALUE VILLAGE            2008    2028  IGA                       2007    2022
   CHATEAUGUAY                   2008      2028   HART                     2005    2025

MEXICO
   SALTILLO PLAZA
   NUEVO LEON
   JUAREZ


   TOTAL 637 PROPERTY INTERESTS


ACQUISITIONS SUBSEQUENT TO DECEMBER 31, 2003 THROUGH FEBRUARY 5, 2004

MASSACHUSETTS
  HYANNIS                        2019             HOME GOODS               2010          STARS MARKET              2018
  MARLBOROUGH                    2019      2034   DSW SHOE WAREHOUSE       2014    2034  BORDER GROUP              2019      2034

TEXAS
  TEMPLE                         2021      2036   ROSS STORES              2012          MARSHALLS                 2011      2026

DISPOSITIONS SUBSEQUENT TO DECEMBER 31, 2003 THROUGH FEBRUARY 5, 2004

ILLINOIS
  CHICAGO

NORTH CAROLINA
  RALEIGH                         2014            BIG LOTS                 2006

SOUTH CAROLINA
  AIKEN

  RETAIL STORE LEASES (10) 1995/ 1997


  GRAND TOTAL 673 PROPERTY INTERESTS



(1) PERCENT LEASED INFORMATION AS OF DECEMBER 31, 2003 OR DATE OF ACQUISITION IF ACQUIRED SUBSEQUENT TO DECEMBER 31, 2003.
(2) THE TERM "JOINT VENTURE" INDICATES THAT THE COMPANY OWNS THE PROPERTY IN CONJUNCTION WITH ONE OR MORE JOINT VENTURE PARTNERS. THE DATE INDICATED IS THE EXPIRATION DATE OF ANY GROUND LEASE AFTER GIVING AFFECT TO ALL RENEWAL PERIODS.
(3)      DENOTES REDEVELOPMENT PROJECT.
(4) DENOTES GROUND-UP DEVELOPMENT PROJECT. THE SQUARE FOOTAGE SHOWN REPRESENTS THE COMPLETED LEASEABLE AREA.
(5)      DENOTES UNDEVELOPED LAND.
(6)      SOLD OR TERMINATED SUBSEQUENT TO DECEMBER 31, 2003.
(7)      DENOTES PROPERTY INTEREST IN KIMCO INCOME REIT ("KIR").
(8)      DENOTES PROPERTY INTEREST IN KIMCO RETAIL OPPORTUNITY PORTFOLIO
         ("KROP").
(9)      DENOTES PROPERTY INTEREST IN KIMSOUTH REALTY, INC.
(10) THE COMPANY HOLDS INTERESTS IN VARIOUS RETAIL STORE LEASES RELATED TO THE ANCHOR STORE PREMISES IN NEIGHBORHOOD AND COMMUNITY SHOPPING CENTERS.
(11) DOES NOT INCLUDE 3.9 MILLION SQUARE FEET RELATED TO THE PREFERRED EQUITY PROGRAM AND 4.9 MILLION SQUARE FEET OF PROJECTED LEASEABLE AREA RELATED TO THE GROUND-UP DEVELOPMENT PROJECTS.

                      Executive Officers of the Registrant

The following table sets forth information with respect to the executive officers of the Company as of January 30, 2004.

   Name                   Age        Position                         Since
   ----                   ---        --------                         -----

Milton Cooper             75         Chairman of the Board of         1991
                                     Directors and Chief
                                     Executive Officer

Michael J. Flynn          68         Vice Chairman of the             1996
                                     Board of Directors and
                                     President and Chief              1997
                                     Operating Officer

David B. Henry            55         Vice Chairman of the             2001
                                     Board of Directors and
                                     Chief Investment Officer

Thomas A. Caputo          57         Executive Vice President         2000

Glenn G. Cohen            40         Vice President -                 2000
                                     Treasurer                        1997

Raymond Edwards           41         Vice President -                 2001
                                     Retail Property Solutions

Jerald Friedman           59         President, KDI and               2000
                                     Executive Vice President         1998

Bruce M. Kauderer         57         Vice President - Legal           1995
                                     General Counsel and              1997
                                     Secretary

Michael V. Pappagallo     45         Vice President -                 1997
                                     Chief Financial Officer

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

Raymond Edwards has been Vice President - Retail Property Solutions since July 2001. Prior to joining the Company in July 2001, Mr. Edwards was Senior Vice President, Managing Director of SBC Group from 1998 to July 2001. SBC Group is a privately held company that acquires and invests in assets of retail companies. Previously, Mr. Edwards worked for 13 years at Keen Realty Consultants Inc. responsible for the marketing and disposition of real estate for retail operators including Caldor, Bonwit Teller, Alexander's and others.

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

                                     PART II


Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

Market Information The following table sets forth the common stock offerings completed by the Company during the three year period ended December 31, 2003. The Company's common stock was sold for cash at the following offering prices per share.


   Offering Date                            Offering Price
   -------------                            --------------
   November 2001                                $32.85
   December 2001                                $33.57
   June 2003                                    $36.72
   September 2003                               $40.83

The table below sets forth, for the quarterly periods indicated, the high and low sales prices per share reported on the NYSE Composite Tape for the Company's common stock. The Company's common stock is traded under the trading symbol "KIM".

                                     Stock Price
                                     -----------
            Period                 High        Low
            ------                 ----        ----
        2002:
        First Quarter             $33.50     $29.00
        Second Quarter            $33.87     $31.00
        Third Quarter             $33.20     $25.96
        Fourth Quarter            $32.08     $27.77

        2003:
        First Quarter             $36.00     $30.25
        Second Quarter            $39.45     $34.47
        Third Quarter             $43.35     $37.21
        Fourth Quarter            $45.86     $40.26

Holders   The number of holders of record of the Company's common stock, par value $0.01 per share, was 1,224 as of January 30, 2004.

Dividends   Since the IPO, the Company has paid regular quarterly dividends to its stockholders.

Quarterly dividends at the rate of $0.52 per share were declared and paid on January 2, 2002 and January 15, 2002, March 15, 2002 and April 15, 2002, June 17, 2002 and July 15, 2002, September 16, 2002 and October 15, 2002,
respectively. On October 28, 2002, the Company declared its dividend payable during the first quarter of 2003 at an increased rate of $0.54 per share payable on January 15, 2003 to shareholders of record as of January 2, 2003. Quarterly dividends at the rate of $0.54 per share were declared and paid on March 17, 2003 and April 15, 2003, June 16, 2003 and July 15, 2003, September 15, 2003 and
October 15, 2003, respectively. On October 23, 2003, the Company declared its dividend payable during the first quarter of 2004 at an increased rate of $0.57 per share payable on January 15, 2004 to the shareholders of record as of January 2, 2004. This $0.57 per share dividend, if annualized, would equal $2.28 per share or an annual yield of approximately 4.9% based on the closing price of $46.13 of the Company's common stock on the NYSE as of January 30, 2004.

The Company has determined that the $2.16 dividend per common share paid during 2003 represented 74% ordinary income, 14% capital gain and 12% return of capital to its stockholders and the $2.08 dividend per common share paid during 2002 represented 96% ordinary income and 4% return of capital to its stockholders.

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

In addition to its common stock offerings, the Company has capitalized the growth in its business through the issuance of unsecured fixed and floating-rate medium-term notes, underwritten bonds, mortgage debt and construction loans, convertible preferred stock and perpetual preferred stock. Borrowings under the Company's revolving credit facilities have also been an interim source of funds to both finance the purchase of properties and other investments and meet any short-term working capital requirements. The various instruments governing the Company's issuance of its unsecured public debt, bank debt, mortgage debt and preferred stock impose certain restrictions on the Company with regard to dividends, voting, liquidation and other preferential rights available to the holders of such instruments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 13 and 18 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.

The Company does not believe that the preferential rights available to the holders of its Class F Preferred Stock, the financial covenants contained in its public bond Indenture, as amended, bridge facility, or its revolving credit agreement will have an adverse impact on the Company's ability to pay dividends in the normal course to its common stockholders or to distribute amounts necessary to maintain its qualification as a REIT.

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

                                                                                  Year ended December 31, (2)
                                                      ------------------------------------------------------------------------------
                                                            2003           2002          2001             2000             1999
                                                            ----           ----          ----             ----             ----
                                                                       (in thousands, except per share information)

Operating Data:
Revenues from rental property (1)                        $ 479,664      $ 432,777      $ 431,498        $ 423,623         $ 401,252
Interest expense(3)                                      $ 102,709      $  85,323      $  87,005        $  90,858         $  83,479
Depreciation and amortization(3)                         $  86,237      $  70,894      $  68,509        $  66,375         $  62,635
Gain on sale of development properties                   $  17,495      $  15,880      $  13,418        $       -         $       -
Gain on sale of operating properties(3)                  $   3,177      $       -      $       -        $   3,962         $   1,552
Provision for income taxes                               $   8,514      $  12,904      $  19,376        $       -         $       -
Income from continuing operations                        $ 233,781      $ 234,242      $ 207,256        $ 187,897         $ 160,749
Income per common share, from continuing
operations:
    Basic                                                $    2.10      $    2.16      $    2.01        $    1.74         $    1.48
    Diluted                                              $    2.07      $    2.14      $    1.98        $    1.73         $    1.47
Weighted average number of shares of common stock:
    Basic                                                  107,092        104,458         96,317           92,688            90,709
    Diluted                                                108,770        105,969        101,163           93,653            91,466
Cash dividends declared per common share                 $    2.19      $    2.10      $    1.96        $    1.81         $    1.64

                                                                                         December 31,
                                                      ------------------------------------------------------------------------------
                                                            2003           2002             2001           2000               1999
                                                            ----           ----             ----           ----               ----

Balance Sheet Data:
Real estate, before accumulated depreciation           $ 4,136,524    $ 3,398,971    $ 3,201,364     $ 3,114,503       $ 2,951,050
Total assets                                           $ 4,603,925    $ 3,758,350    $ 3,387,342     $ 3,175,294       $ 3,011,297
Total debt                                             $ 2,154,948    $ 1,576,982    $ 1,328,079     $ 1,325,663       $ 1,249,571
Total stockholders' equity                             $ 2,135,846    $ 1,908,800    $ 1,892,647     $ 1,708,285       $ 1,609,256



Cash flow provided by operations                       $   308,632    $   278,931    $   287,444     $   250,546       $   237,153
Cash flow used for investing activities                $  (642,365)   $  (396,655)   $  (157,193)    $  (191,626)      $  (205,219)
Cash flow (used for) provided by financing activities  $   346,059    $    59,839    $   (55,501)    $   (67,899)      $   (47,778)




(1) Does not include (i) revenues from rental property relating to unconsolidated joint ventures, (ii) revenues relating to the investment in retail stores leases and (iii) revenues from properties included in discontinued operations.
(2) All years have been adjusted to reflect the impact of operating properties sold during 2003 and 2002 and properties classified as held for sale as of December 31, 2003 which are reflected in discontinued operations in the Consolidated Statements of Income.
(3) Does not include amounts reflected in Discontinued operations.

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

Executive Summary

Kimco Realty Corporation is one of the nation's largest publicly-traded owners and operators of neighborhood and community shopping centers. As of February 5, 2004, the Company's portfolio was comprised of 699 property interests, including 620 shopping center properties (including 26 property interests relating to the Company's Preferred Equity program), 36 retail store leases, 33 ground-up development projects and ten undeveloped parcels of land, totaling approximately
102.6 million square feet of leasable space (including 3.9 million square feet related to the Company's Preferred Equity program and 4.9 million square feet projected for the ground-up development projects) located in 41 states, Canada and Mexico.

The Company is self-administered and self-managed through present management, which has owned and managed neighborhood and community shopping centers for over 40 years. The executive officers are engaged in the day-to-day management and operation of real estate exclusively with the Company, with nearly all-operating functions, including leasing, asset management, maintenance, construction, legal, finance and accounting administered by the Company.

Additionally, in connection with the Tax Relief Extension Act of 1999 (the "RMA"), which became effective January 1, 2001, the Company is now permitted to participate in activities which it was precluded from previously in order to maintain its qualification as a Real Estate Investment Trust ("REIT"), so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries, is engaged in various retail real estate related opportunities including (i) merchant building, through its Kimco Developers, Inc. ("KDI") subsidiary, which is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion (ii) retail real estate advisory and disposition services which primarily focuses on leasing and disposition strategies of retail real estate controlled by both healthy and distressed and/or bankrupt retailers and (iii) acting as an agent or principal in connection with tax deferred exchange transactions. The Company will consider other investments through taxable REIT subsidiaries should suitable opportunities arise.

The Company's strategy is to maintain a strong balance sheet while investing opportunistically and selectively. The Company intends to continue to execute its plan of delivering solid growth in earnings and dividends. As a result of the improved 2003 performance, the Board of Directors increased the quarterly dividend to $0.57 from $0.54 effective for the first quarter of 2004.

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

        Real Estate

Upon acquisition of operating real estate properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building and improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships) and assumed debt in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141"). Based on these estimates, the Company allocates the purchase price to the applicable assets and liabilities. The Company utilized methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The useful lives of amortizable intangible assets are evaluated each reporting period with any changes in estimated useful lives being accounted for over the revised remaining useful life.

The Company's investments in real estate properties are carried at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and replacements, which improve and extend the life of the asset, are capitalized.

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets, as follows:

Buildings                                              15 to 46 years
Fixtures, building and leasehold improvements          Terms of leases or useful
 (including certain identified intangible assets)       lives, whichever is
                                                        shorter

The Company is required to make subjective assessments as to the useful lives of its properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Company's net income.

Real estate under development on the Company's Consolidated Balance Sheets represent ground-up development projects which are held for sale upon completion. These assets are carried at cost and no depreciation is recorded. The cost of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company ceases cost capitalization when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity. If in management's opinion, the estimated net sales price of these assets is less than the net carrying value, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property. A gain on the sale of these assets is generally recognized using the full accrual method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, Accounting for Real Estate Sales.

        Long Lived Assets

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. A property value is considered impaired only if management's estimate of current and projected operating cash flows (undiscounted and without interest charges) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trend and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the carrying value of the property would be adjusted to an amount to reflect the estimated fair value of the property.

When a real estate asset is identified by management as held for sale the Company ceases depreciation of the asset and estimates the sales price of such asset net of selling costs. If, in management's opinion, the net sales price of the asset is less than the net book value of such asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property.

The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties, investments in joint ventures and other investments. The Company's reported net income is directly affected by management's estimate of impairments and/or valuation allowances.

Results of Operations

        Comparison 2003 to 2002

Revenues from rental property increased $46.9 million or 10.8% to $479.7 million for the year ended December 31, 2003, as compared with $432.8 million for the year ended December 31, 2002. This net increase resulted primarily from the combined effect of (i) the acquisition of 55 operating properties during 2003, including 41 operating properties acquired in the Mid-Atlantic Merger, providing revenues of $34.2 million for the year ended December 31, 2003, (ii) the full year impact related to the 13 operating properties acquired in 2002 providing incremental revenues of $16.6 million, and (iii) an overall increase in shopping center portfolio occupancy to 90.7% at December 31, 2003 as compared to 87.8% at December 31, 2002 and the completion of certain development and redevelopment projects, providing incremental revenues of approximately $18.1 million as compared to the corresponding year ended December 31, 2002, offset by (iv) a decrease in revenues of approximately $8.4 million resulting from the bankruptcy filing of Kmart Corporation ("Kmart") and subsequent rejection of leases, and
(v) sales of certain development properties and tenant buyouts resulting in a decrease of revenues of approximately $13.6 million as compared to the preceding year.

Rental property expenses including depreciation and amortization increased $25.7 million or 13.8% to $212.7 million for the year ended December 31, 2003 as compared to $187.0 million for the preceding year. The rental property expense components of operating and maintenance and depreciation and amortization increased approximately $24.8 million or 21.5% for the year ended December 31, 2003 as compared with the year ended December 31, 2002. This increase is primarily due to property acquisitions during 2003 and 2002 and increased snow removal costs during 2003.

Income from other real estate investments increased $6.8 million to $22.8 million as compared to $16.0 million for the preceding year. This increase is primarily due to increased investment in the Company's preferred equity program contributing $4.6 million during 2003 as compared to $1.0 million in 2002, contribution of $12.1 million from the Kimsouth investment resulting from the disposition of 14 investment properties during 2003, offset by a decrease in income of $7.8 million from the Montgomery Ward Asset Designation rights transaction.

Management and other fee income increased approximately $3.2 million to $15.3 million for the year ended December 31, 2003 as compared to $12.1 million for the year ended December 31, 2002. This increase is primarily due to (i) increased management and acquisition fees resulting from the growth of the KROP portfolio, (ii) increased management fees from KIR resulting from the growth of the KIR portfolio, and (iii) increased property management activity providing incremental fee income of approximately $1.1 million for the year ended December 31, 2003 as compared to the preceding year.

Interest expense increased $17.4 million or 20.4% to $102.7 million for the year ended December 31, 2003, as compared with $85.3 million for the year ended December 31, 2002. This increase is primarily due to an overall increase in borrowings during the year ended December 31, 2003 as compared to the preceding year, including additional borrowings and assumption of mortgage debt totaling approximately $616.0 million in connection with the Mid-Atlantic Merger.

General and administrative expenses increased approximately $7.1 million for the year ended December 31, 2003, as compared to the preceding calendar year. This increase is primarily due to (i) increased staff levels related to the growth of the Company, and (ii) other personnel related costs, associated with a realignment of our regional operations.

During 2003, the Company reached agreement with certain lenders in connection with three individual non-recourse mortgages encumbering three former Kmart sites. The Company paid approximately $14.2 million in full satisfaction of these loans which aggregated approximately $24.0 million. As a result of these transactions, the Company recognized a gain on early extinguishment of debt of approximately $9.7 million during 2003.

During December 2002, the Company reached agreement with certain lenders in connection with four individual non-recourse mortgages encumbering four former Kmart sites. The Company paid approximately $24.2 million in full satisfaction of these loans which aggregated approximately $46.5 million. The Company recognized a gain on early extinguishment of debt of approximately $22.3 million for the year ended December 31, 2002.

As part of the Company's periodic assessment of its real estate properties with regard to both the extent to which such assets are consistent with the Company's long-term real estate investment objectives and the performance and prospects of each asset, the Company determined in 2002, that its investment in four operating properties, comprised of an aggregate 0.4 million square feet of GLA with an aggregate net book value of approximately $23.8 million, may not be fully recoverable. Based upon management's assessment of current market conditions and the lack of demand for the properties, the Company has reduced its potential holding period of these investments. As a result of the reduction in the anticipated holding period, together with a reassessment of the projected future operating cash flows of the properties and the effects of current market conditions, the Company has determined that its investment in these assets was not fully recoverable and has recorded an adjustment of property carrying value aggregating approximately $12.5 million for the year ended December 31, 2002. Approximately $1.5 million relating to the adjustment of property carrying value for one of these properties is included in the caption Income from discontinued operations on the Company's Consolidated Statements of Income.

Provision for income taxes decreased $4.4 million to $8.5 million for the year ended December 31, 2003, as compared with $12.9 million for the year ended December 31, 2002. This decrease is primarily due to less taxable income provided by the Montgomery Ward Asset Designation Rights transaction in 2003 as compared to 2002.

Equity in income of real estate joint ventures, net increased $4.6 million to $42.3 million for the year ended December 31, 2003, as compared to $37.7 million for the year ended December 31, 2002. This increase is primarily attributable to the equity in income from the Kimco Income REIT joint venture investment, the RioCan joint venture investment, and the KROP joint venture investment as described below.

During 1998, the Company formed KIR, a limited partnership established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages. The Company has a 43.3% non-controlling limited partnership interest in KIR, which the Company manages, and accounts for its investment in KIR under the equity method of accounting. Equity in income of KIR increased $1.6 million to $19.8 million for the year ended December 31, 2003, as compared to $18.2 million for the preceding year. This increase is primarily due to the Company's increased capital investment in KIR totaling $13.0 million during 2003 and $23.8 million during 2002. The additional capital investments received by KIR from the Company and its other institutional partners were used to purchase additional shopping center properties throughout calendar year 2003 and 2002.

During October 2001, the Company formed a joint venture (the "RioCan Venture") with RioCan Real Estate Investment Trust ("RioCan", Canada's largest publicly traded REIT measured by gross leasable area ("GLA")), in which the Company has a 50% non-controlling interest, to acquire retail properties and development projects in Canada. As of December 31, 2003, the RioCan Venture consisted of 31 shopping center properties and three development projects with approximately 7.2 million square feet of GLA. The Company's equity in income from the RioCan Venture increased approximately $3.4 million to $12.5 million for the year ended December 31, 2003, as compared to $9.1 million for the preceding year.

During October 2001, the Company formed the Kimco Retail Opportunity Portfolio ("KROP"), a joint venture with GE Capital Real Estate ("GECRE") which the Company manages and has a 20% non-controlling interest. The purpose of this venture is to acquire established, high-growth potential retail properties in the United States. As of December 31, 2003, KROP consisted of 23 shopping center properties with approximately 3.5 million square feet of GLA. The Company's equity in income from the KROP Venture increased approximately $1.0 million to $2.0 million for the year ended December 31, 2003, as compared to $1.0 million for the preceding year.

Minority interests in income of partnerships, net increased $5.5 million to $7.9 million as compared to $2.4 million for the preceding year. This increase is primarily due to the full year effect of the acquisition of a shopping center property acquired during October 2002, through a newly formed partnership by issuing approximately 2.4 million downREIT units valued at $80 million. The downREIT units are convertible at a ratio of 1:1 into the Company's common stock and are entitled to a distribution equal to the dividend rate on the Company's common stock multiplied by 1.1057.

During 2003, the Company disposed of, in separate transactions, (i) 10 operating shopping center properties, for an aggregate sales price of approximately $119.1 million, including the assignment of approximately $1.7 million of mortgage debt encumbering one of the properties, (ii) two regional malls for an aggregate sales price of approximately $135.6 million, (iii) one out-parcel for a sales price of approximately $8.1 million, (iv) transferred three operating properties to KROP for a price of approximately $144.2 million which approximated their net book value, (v) transferred an operating property to a newly formed joint venture in which the Company has a non-controlling 10% interest for a price of approximately $21.9 million which approximated its net book value and (vi) terminated four leasehold positions in locations which a tenant in bankruptcy had rejected its lease. These transactions resulted in net gains of approximately $50.8 million.

For those property dispositions for which SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144") is applicable, the operations and gain or loss on the sale of the property have been included in the caption Discontinued operations on the Company's Consolidated Statements of Income.

During 2003, the Company identified two operating properties, comprised of approximately 0.2 million square feet of GLA, as "Held for Sale" in accordance with SFAS No. 144. The book value of these properties, aggregating approximately $19.5 million, net of accumulated depreciation of approximately $2.0 million, exceeded their estimated fair value. The Company's determination of the fair value of these properties, aggregating approximately $15.4 million, is based upon contracts of sale with third parties less estimated selling costs. As a result, the Company recorded an adjustment of property carrying values of $4.0 million. This adjustment is included, along with the related property operations for the current and comparative years, in the caption Income from discontinued operations on the Company's Consolidated Statements of Income.

During 2002, the Company identified two operating properties, comprised of approximately 0.2 million square feet of GLA, as "Held for Sale" in accordance with SFAS No. 144. The book value of these properties, aggregating approximately $28.4 million, net of accumulated depreciation of approximately $2.9 million, exceeded their estimated fair value. The Company's determination of the fair value of these properties, aggregating approximately $7.9 million, is based upon executed contracts of sale with third parties less estimated selling costs. As a result, the Company recorded an adjustment of property carrying values of $20.5 million. This adjustment is included, along with the related property operations for the current and comparative years, in the caption Income from discontinued operations on the Company's Consolidated Statements of Income.

Effective January 1, 2001, the Company has elected taxable REIT subsidiary status for its wholly-owned development subsidiary, KDI. KDI is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion. During the year ended December 31, 2003, KDI sold four projects and 26 out-parcels, in separate transactions, for approximately $134.6 million. These sales resulted in pre-tax gains of approximately $17.5 million.

During the year ended December 31, 2002, KDI sold four of its recently completed projects and eight out-parcels, in separate transactions, for approximately $128.7 million, including the assignment of approximately $17.7 million of mortgage debt encumbering one of the properties which resulted in pre-tax profits of $15.9 million.

Net income for the year ended December 31, 2003 was $307.9 million as compared to $245.7 million for the year ended December 31, 2002. On a diluted per share basis, net income increased $0.46 to $2.62 for the year ended December 31, 2003 as compared to $2.16 for the preceding year. This improved performance is primarily attributable to (i) the acquisition of operating properties, including the Mid-Atlantic Merger, during 2003 and 2002, (ii) significant leasing within the portfolio which improved operating profitability, (iii) increased contributions from KIR, the RioCan Venture and KROP, (iv) increased gains on development sales from KDI, and (v) increased gains from operating property sales of $50.8 million in 2003 as compared to $12.8 million in 2002. The 2003 improvement also includes the impact from gains on early extinguishment of debt of $9.7 million in 2003 as compared to $22.3 million in 2002 and adjustments to property carrying values of $4.0 million in 2003 and $33.0 million in 2002. The 2003 diluted per share results were decreased by a reduction in net income available to common shareholders of $0.07 resulting from the deduction of original issuance costs associated with the redemption of the Company's 7 3/4% Class A, 8 1/2% Class B and 8 3/8% Class C Cumulative Redeemable Preferred Stocks during the second quarter of 2003.

        Comparison 2002 to 2001

Revenues from rental property increased $1.3 million or 0.3% to $432.8 million for the year ended December 31, 2002, as compared with $431.5 million for the year ended December 31, 2001. This net increase resulted primarily from the combined effect of (i) the acquisition of 13 operating properties during 2002, providing revenues of $5.1 million for the year ended December 31, 2002, (ii) the full year impact related to the three operating properties acquired in 2001 providing incremental revenues of $2.3 million, and (iii) the completion of certain development and redevelopment projects, tenant buyouts and new leasing within the portfolio providing incremental revenues of approximately $20.5 million as compared to the corresponding year ended December 31, 2001, offset by
(iv) an overall decrease in shopping center portfolio occupancy to 87.8% at December 31, 2002 as compared to 90.4% at December 31, 2001 due primarily to the bankruptcy filing of Kmart Corporation ("Kmart") and Ames Department Stores, Inc. ("Ames") and subsequent rejection of leases resulting in a decrease of revenues of approximately $24.2 million as compared to the preceding year, and
(v) sales of certain shopping center properties throughout 2001 and 2002, resulting in a decrease of revenues of approximately $2.4 million as compared to the preceding year.

Rental property expenses, including depreciation and amortization, increased $10.2 million or 5.8% to $187.0 million for the year ended December 31, 2002 as compared to $176.8 million for the preceding year. The rental property expense component of real estate taxes increased approximately $6.4 million or 11.8% for the year ended December 31, 2002 as compared with the year ended December 31, 2001. This increase relates primarily to the payment of real estate taxes by the Company on certain Kmart anchored locations where Kmart previously paid the real estate taxes directly to the taxing authorities. The rental property expense component of operating and maintenance increased approximately $1.7 million or 4.1% for the year ended December 31, 2002 as compared with the year ended December 31, 2001. This increase is primarily due to property acquisitions during 2002 and 2001, renovations within the portfolio and higher professional fees relating to tenant bankruptcies.

Income from other real estate investments decreased $22.1 million to $16.0 million as compared to $38.1 million for the preceding year. This decrease is primarily due to the decrease in income from the Montgomery Ward asset designation rights transactions described below.

During March 2001, the Company, through a taxable REIT subsidiary, formed a real estate joint venture (the "Ward Venture") in which the Company has a 50% interest, for purposes of acquiring asset designation rights for substantially all of the real estate property interests of the bankrupt estate of Montgomery Ward LLC and its affiliates. These asset designation rights have provided the Ward Venture the ability to direct the ultimate disposition of the 315 fee and leasehold interests held by the bankrupt estate, of which 303 transactions were completed as of December 31, 2002. During the year ended December 31, 2002, the Ward Venture completed transactions for 32 properties. The pre-tax profits from the Ward Venture decreased approximately $23.3 million to $11.3 million for the year ended December 31, 2002 as compared to $34.6 million for the preceding year.

Mortgage financing income increased $16.8 million to $19.4 million for the year ended December 31, 2002 as compared to $2.6 million for the year ended December 31, 2001. This increase is primarily due to increased interest income earned related to certain real estate lending activities during the year ended December 31, 2002.

Management and other fee income increased approximately $5.7 million to $12.1 million for the year ended December 31, 2002 as compared to $6.4 million for the year ended December 31, 2001. This increase is primarily due to (i) a $0.6 million increase in management fees from KIR resulting from the growth of the KIR portfolio, (ii) $2.1 million of management and acquisition fees relating to the KROP joint venture activities during the year ended December 31, 2002 and
(iii) increased property management activity providing incremental fee income of approximately $3.0 million.

Other income/(expense), net increased approximately $4.7 million to $2.5 million for the year ended December 31, 2002 as compared to the preceding calendar year. This increase is primarily due to pre-tax profits earned from the Company's participation in ventures established to provide inventory liquidation services to regional retailers in bankruptcy.

Interest expense decreased $1.7 million or 1.9% to $85.3 million for the year ended December 31, 2002, as compared with $87.0 million for the year ended December 31, 2001. This decrease is primarily due to reduced interest costs on the Company's floating-rate revolving credit facilities and remarketed reset notes which was partially offset by an increase in borrowings during the year ended December 31, 2002, as compared to the preceding year.

General and administrative expenses increased approximately $3.3 million for the year ended December 31, 2002, as compared to the preceding calendar year. This increase is primarily due to higher costs related to the growth of the Company including (i) increased senior management and staff levels, (ii) increased system related costs and (iii) other personnel related costs.

The Company had previously encumbered certain Kmart sites with individual non-recourse mortgages as part of its strategy to reduce its exposure to Kmart Corporation. As a result of the Kmart bankruptcy filing in January 2002 and the subsequent rejection of leases including leases at these encumbered sites, the Company, during July 2002, had suspended debt services payments on these loans and was actively negotiating with the respective lenders. During December 2002, the Company reached agreement with certain lenders in connection with four of these locations. The Company paid approximately $24.2 million in full satisfaction of these loans which aggregated approximately $46.5 million. The Company recognized a gain on early extinguishment of debt of approximately $22.3 million.

As part of the Company's periodic assessment of its real estate properties with regard to both the extent to which such assets are consistent with the Company's long-term real estate investment objectives and the performance and prospects of each asset, the Company determined in 2002, that its investment in four operating properties, comprised of an aggregate 0.4 million square feet of GLA with an aggregate net book value of approximately $23.8 million, may not be fully recoverable. Based upon management's assessment of current market conditions and the lack of demand for the properties, the Company has reduced its potential holding period of these investments. As a result of the reduction in the anticipated holding period, together with a reassessment of the projected future operating cash flows of the properties and the effects of current market conditions, the Company has determined that its investment in these assets was not fully recoverable and has recorded an adjustment of property carrying value aggregating approximately $12.5 million, of which approximately $1.5 million is included in the caption Income from discontinued operations on the Company's Consolidated Statements of Income. Equity in income of real estate joint ventures, net increased $16.0 million to $37.7 million for the year ended December 31, 2002, as compared to $21.7 million for the year ended December 31, 2001. This increase is primarily attributable to the equity in income from the Kimco Income REIT joint venture investment, the RioCan joint venture investment, and the KROP joint venture investment as described below.

During 1998, the Company formed KIR, a limited partnership established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages. The Company has a 43.3% non-controlling limited partnership interest in KIR, which the Company manages, and accounts for its investment in KIR under the equity method of accounting. Equity in income of KIR increased $3.5 million to $18.2 million for the year ended December 31, 2002, as compared to $14.7 million for the preceding year. This increase is primarily due to the Company's increased capital investment in KIR totaling $23.8 million during 2002 and $30.8 million during 2001. The additional capital investments received by KIR from the Company and its other institutional partners were used to purchase additional shopping center properties throughout calendar year 2002 and 2001.

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

During October 2001, the Company formed the Kimco Retail Opportunity Portfolio ("KROP"), a joint venture with GE Capital Real Estate ("GECRE") which the Company manages and has a 20% non-controlling interest. The purpose of this venture is to acquire established, high-growth potential retail properties in the United States. As of December 31, 2002, KROP consisted of 15 shopping center properties with approximately 1.5 million square feet of GLA. During the year ended December 31, 2002, the Company's equity in income from KROP was approximately $1.0 million.

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

During 2002, the Company identified two operating properties, comprised of approximately 0.2 million square feet of GLA, as "Held for Sale" in accordance with SFAS No. 144. The book value of these properties, aggregating approximately $28.4 million, net of accumulated depreciation of approximately $2.9 million, exceeded their estimated fair value. The Company's determination of the fair value of these properties, aggregating approximately $7.9 million, is based upon executed contracts of sale with third parties less estimated selling costs. As a result, the Company recorded an adjustment of property carrying values of $20.5 million. This adjustment is included, along with the related property operations for the current and comparative years, in the caption Income from discontinued operations on the Company's Consolidated Statements of Income.

During 2002, the Company, (i) disposed of, in separate transactions, 12 operating properties for an aggregate sales price of approximately $74.5 million, including the assignment/repayment of approximately $22.6 million of mortgage debt encumbering three of the properties and, (ii) terminated five leasehold positions in locations where a tenant in bankruptcy had rejected its lease. These dispositions resulted in net gains of approximately $12.8 million for the year ended December 31, 2002. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), the operations and net gain on disposition of these properties have been included in the caption Discontinued operations on the Company's Consolidated Statements of Income.

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

Tenant Concentrations

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base. At December 31, 2003, the Company's five largest tenants were The Home Depot, Kmart Corporation, Kohl's, Royal Ahold, and TJX Companies, which represented approximately 3.0%, 2.9%, 2.8%, 2.6% and 2.5%, respectively, of the Company's annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

On January 14, 2003, Kmart announced it would be closing 326 locations relating to its January 22, 2002 filing of protection under Chapter 11 of the U.S. Bankruptcy Code. Nine of these locations (excluding the KIR portfolio which includes three additional locations and Kimsouth which includes two additional locations) are leased from the Company. The annualized base rental revenues from these nine locations are approximately $4.3 million. As of December 31, 2003, Kmart rejected its lease at eight of these locations representing approximately $3.8 million of annualized base rental revenues. The Company has signed a lease at three of these sites, terminated its ground lease at another site, sold two properties and continues to negotiate leases with prospective tenants at the two remaining sites.

Liquidity and Capital Resources

It is management's intention that the Company continually have access to the capital resources necessary to expand and develop its business. As such, the Company intends to operate with and maintain a conservative capital structure with a level of debt to total market capitalization of 50% or less. As of December 31, 2003 the Company's level of debt to total market capitalization was 30%. In addition, the Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings. The Company may, from time to time, seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other debt and equity alternatives in a manner consistent with its intention to operate with a conservative debt structure.

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

The Company has a $500.0 million unsecured revolving credit facility, which is scheduled to expire in August 2006. This credit facility has made available funds to both finance the purchase of properties and other investments and meet any short-term working capital requirements. As of December 31, 2003 there was $45.0 million outstanding under this credit facility.

The Company also has a $400.0 million unsecured bridge facility, which is scheduled to expire in September 2004, with an option to extend up to $150.0 million for an additional year. Proceeds from this facility were used to partially fund the Mid-Atlantic Realty Trust transaction. (See Recent Developments - Mid-Atlantic Realty Trust Merger and Notes 3 and 13 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.) As of December 31, 2003, there was $329.0 million outstanding on this unsecured bridge facility.

The Company has a $300.0 million MTN program pursuant to which it may, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company's debt maturities. (See Note 13 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of KDI, the Company's merchant building subsidiary. As of December 31, 2003, the Company had over 400 unencumbered property interests in its portfolio.

During May 2003, the Company filed a shelf registration statement on Form S-3 for up to $1.0 billion of debt securities, preferred stock, depositary shares, common stock and common stock warrants. As of December 31, 2003, the Company had $609.7 million available for issuance under this shelf registration statement.

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows which are expected to increase due to property acquisitions, growth in operating income in the existing portfolio and from other investments. Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise, and such other factors as the Board of Directors considers appropriate. Cash dividends paid increased to $246.3 million in 2003, compared to $235.6 million in 2002 and $209.8 million in 2001.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.

The Company anticipates its capital commitment toward redevelopment projects during 2004 will be approximately $50.0 million to $75.0 million. Additionally, the Company anticipates its capital commitment toward ground-up development during 2004 will be approximately $160.0 million to $200.0 million. The proceeds from the sales of development properties and proceeds from construction loans in 2004 should be sufficient to fund the ground-up development capital requirements.

The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flows from operations as reported in the Consolidated Statements of Cash Flows was $308.6 million for 2003, $278.9 million for 2002 and $287.4 million for 2001.


Contractual Obligations and Other Commitments

The Company has debt obligations relating to its revolving credit facility, bridge facility, MTNs, senior notes, mortgages and construction loans with maturities ranging from less than one year to 20 years. As of December 31, 2003, the Company's total debt had a weighted average term to maturity of approximately 4.3 years. In addition, the Company has non-cancelable operating leases pertaining to its shopping center portfolio. As of December 31, 2003, the Company has certain shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company to construct and/or operate a shopping center. In addition, the Company has non-cancelable operating leases pertaining to its retail store lease portfolio. The following table summarizes the Company's debt maturities and obligations under non-cancelable operating leases as of December 31, 2003 (in millions):


                                       2004         2005        2006        2007        2008        Thereafter          Total
                                       ----         ----        ----        ----        ----        ----------          -----

Long-Term Debt                        $570.4       $244.6      $198.1      $207.6      $143.1        $791.2           $2,155.0
Operating Leases
  Ground Leases                       $ 11.3       $ 10.9      $ 10.2      $  9.9      $  8.9        $153.5           $  204.7
  Retail Store Leases                 $  7.9       $  7.7      $  6.3      $  4.4      $  2.7        $  2.8           $   31.8


The Company has $50.0 million of unsecured senior notes, $135.0 million of medium term notes and $47.7 million of construction loans maturing in 2004. In addition, the Company's unsecured bridge facility, which is scheduled to expire in September 2004, with an option to extend up to $150.0 million for an additional year, had $329.0 million outstanding as of December 31, 2003. The Company anticipates satisfying these maturities with a combination of operating cash flows, its unsecured revolving credit facility and new debt financings.

The Company has issued letters of credit in connection with the collateralization of tax-exempt mortgage bonds, completion guarantees for certain construction projects, and guaranty of payment related to the Company's insurance program. These letters of credit aggregate approximately $15.3 million.

Additionally, the RioCan Venture, an entity in which the Company holds a 50% non-controlling interest, has a CAD $5.0 million (approximately USD $3.9 million) letter of credit facility. This facility is jointly guaranteed by RioCan and the Company and has approximately CAD $3.1 million (approximately USD $2.4 million) outstanding as of December 31, 2003 relating to various development projects.

During 2003, the Company obtained construction financing on seven ground-up development projects for an aggregate loan commitment amount of up to $152.2 million. As of December 31, 2003, the Company had 13 construction loans with total commitments of up to $238.9 million of which $92.8 million had been funded to the Company. These loans have maturities ranging from 3 to 34 months and interest rates ranging from 2.87% to 5.00% at December 31, 2003.

Off-Balance Sheet Arrangements
------------------------------

         Unconsolidated Real Estate Joint Ventures

The Company has investments in various unconsolidated real estate joint ventures with varying structures. These investments include the Company's 43.3% non-controlling interest in KIR, the Company's 50% non-controlling interest in the RioCan Venture, the Company's 20% non-controlling interest in KROP, and varying interests in other real estate joint ventures. These joint ventures operate either shopping center properties or are established for development projects. Such arrangements are generally with third party institutional investors, local developers and individuals. The properties owned by the joint ventures are primarily financed with individual non-recourse mortgage loans. Non-recourse mortgage debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the constituent members of the borrower, except for certain specified exceptions listed in the particular loan documents.

The KIR joint venture was established for the purpose of investing in high quality real estate properties financed primarily with individual non-recourse mortgages. The Company believes that these properties are appropriate for financing with greater leverage than the Company traditionally uses. As of December 31, 2003, KIR had interests in 70 properties comprising 14.6 million square feet of GLA. As of December 31, 2003, KIR had obtained individual non-recourse mortgage loans on 68 of these properties. These non-recourse mortgage loans have maturities ranging from 2 to 15 years and rates ranging from 3.23% to 8.52%. As of December 31, 2003, the Company's pro-rata share of non-recourse mortgages relating to the KIR joint venture was approximately $506.8 million. The Company also has unfunded capital commitments to KIR in the amount of approximately $42.9 million as of December 31, 2003. (See Note 8 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

The RioCan Venture was established with RioCan Real Estate Investment Trust to acquire properties and development projects in Canada. As of December 31, 2003, the RioCan Venture consisted of 31 shopping center properties and three development projects with approximately 7.2 million square feet of GLA. As of December 31, 2003, the RioCan Venture had obtained individual, non-recourse mortgage loans on 27 of these properties aggregating approximately CAD $590.6 million (USD $453.3 million). These non-recourse mortgage loans have maturities ranging from five months to 11 years and rates ranging from 5.12% to 8.70%. As of December 31, 2003 the Company's pro-rata share of non-recourse mortgage loans relating to the RioCan Venture was approximately CAD $295.3 million (USD $226.7 million). (See Note 8 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

The Kimco Retail Opportunity Portfolio ("KROP"), a joint venture with GE Capital Real Estate ("GECRE") was established to acquire high-growth potential retail properties in the United States. As of December 31, 2003, KROP consisted of 23 shopping center properties with approximately 3.5 million square feet of GLA. As of December 31, 2003, KROP had non-recourse mortgage loans totaling $295.1 million with fixed rates ranging from 4.25% to 8.64% and variable rates ranging from LIBOR plus 1.8% to LIBOR plus 2.5%. KROP has entered into a series of interest rate cap agreements to mitigate the impact of changes in interest rates on its variable rate mortgage agreements. Such mortgage debt is collateralized by the individual shopping center property and is payable in monthly installments of principal and interest. At December 31, 2003 the weighted average interest rate for all mortgage debt outstanding was 5.04% per annum. As of December 31, 2003, the Company's pro-rata share of non-recourse mortgage loans relating to the KROP joint venture was approximately $59.0 million. Additionally, the Company along with its joint venture partner have provided interim financing ("Short-term Notes") for all acquisitions without a mortgage in place at the time of closing. As of December 31, 2003 KROP has outstanding Short-term Notes of $16.8 million due each the Company and GECRE. These short-term notes all have maturities of less than one year with rates ranging from LIBOR plus 4.0% to LIBOR plus 5.25%. (See Note 8 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

The Company has various other unconsolidated real estate joint ventures with ownership interests ranging from 4% to 50%. As of December 31, 2003, these unconsolidated joint ventures had individual non-recourse mortgage loans aggregating approximately $425.0 million. The Company's pro-rata share of these non-recourse mortgages was approximately $187.0 million. (See Note 8 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

        Other Real Estate Investments

During November 2002, the Company, through its taxable REIT subsidiary, together with Prometheus Southeast Retail Trust, completed the merger and privatization of Konover Property Trust, which has been renamed Kimsouth Realty, Inc., ("Kimsouth"). The Company acquired 44.5% of the common stock of Kimsouth, which consisted primarily of 38 retail shopping center properties comprising approximately 4.6 million square feet of GLA. Total acquisition value was approximately $280.9 million including approximately $216.2 million in mortgage debt. The Company's investment strategy with respect to Kimsouth includes re-tenanting, repositioning and disposition of the properties. As a result of this strategy, Kimsouth has sold 16 properties as of December 31, 2003. The Kimsouth portfolio is comprised of 22 properties totaling 3.2 million square feet of GLA as of December 31, 2003 with non-recourse mortgage debt of approximately $137.0 million encumbering the properties. All mortgages payable are collateralized by certain properties and are due in monthly installments. As of December 31, 2003, interest rates range from 2.88% to 9.22% and the weighted average interest rate for all mortgage debt outstanding was 5.71% per annum. As of December 31, 2003, the Company's pro-rata share of non-recourse mortgage loans relating to the Kimsouth portfolio was approximately $61.0 million.

During June 2002, the Company acquired a 90% equity participation interest in an existing leveraged lease of 30 properties. The properties are leased under a long-term bond-type net lease whose primary term expires in 2016, with the lessee having certain renewal option rights. The Company's cash equity investment was approximately $4.0 million. This equity investment is reported as a net investment in leveraged lease in accordance with SFAS No. 13, Accounting for Leases (as amended). The net investment in leveraged lease reflects the original cash investment adjusted by remaining net rentals, estimated unguaranteed residual value, unearned and deferred income, and deferred taxes relating to the investment.

As of December 31, 2003, eight of these properties were sold whereby the proceeds from the sales were used to paydown the mortgage debt by approximately $18.7 million. As of December 31, 2003, the remaining 22 properties were encumbered by third-party non-recourse debt of approximately $73.6 million that is scheduled to fully amortize during the primary term of the lease from a portion of the periodic net rents receivable under the net lease. As an equity participant in the leveraged lease, the Company has no recourse obligation for principal or interest payments on the debt, which is collateralized by a first mortgage lien on the properties and collateral assignment of the lease. Accordingly, this debt has been offset against the related net rental receivable under the lease.

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

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (i) the equity investors (if any) do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, effective upon issuance, FIN 46 requires additional disclosures by the primary beneficiary and other significant variable interest holders. The provisions of FIN 46 apply immediately to VIE's created after January 31, 2003. In October 2003, the FASB issued FASB Staff Position 46-6, which deferred the effective date to December 31, 2003 for applying the provisions of FIN 46 for interests held by public companies in all VIEs created prior to February 1, 2003. Additionally, in December 2003, the FASB issued Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003) ("FIN 46(R)"). The provisions of FIN 46(R) are effective as of March 31, 2004 for all non-special purpose entity ("non-SPE") interests held by public companies in all variable interest entities created prior to February 1, 2003. These deferral provisions did not defer the disclosure provisions of FIN 46(R).

The Company has evaluated its joint venture investments established after January 31, 2003 and based upon its interpretation of FIN 46 and applied judgment, the Company has determined that these joint venture investments are not VIEs and are not required to be consolidated.

The Company continues to evaluate all of its investments in joint ventures created prior to February 1, 2003 to determine whether any of these entities are VIEs and whether the Company is considered to be the primary beneficiary or a holder of a significant variable interest in the VIE. If it is determined that certain of these entities are VIEs the Company will be required to consolidate those entities in which the Company is the primary beneficiary or make additional disclosures for entities in which the Company is determined to hold a significant variable interest in the VIE as of March 31, 2004.

The Company's joint ventures and other real estate investments primarily consist of co-investments with institutional and other joint venture partners in neighborhood and community shopping center properties, consistent with its core business. These joint ventures typically obtain non-recourse third party financing on their property investments, thus contractually limiting the Company's losses to the amount of its equity investment, and due to the lender's exposure to losses, a lender typically will require a minimum level of equity in order to mitigate their risk. The Company's exposure to losses associated with its unconsolidated joint ventures is limited to its carrying value in these investments. (See Notes 8 and 9 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of this statement are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material adverse impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatorily redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the SFAS. As a result of this deferral, the adoption of SFAS No. 150 did not have a material adverse impact on the Company's financial position or results of operations.

At December 31, 2003, the estimated fair value of minority interests relating to mandatorily redeemable non-controlling interests associated with finite-lived subsidiaries of the Company is approximately $3.9 million. These finite-lived subsidiaries have termination dates ranging from 2019 to 2027.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2003, the Company had approximately $558.2 million of floating-rate debt outstanding including $45.0 million on its unsecured revolving credit facility, $85 million of unsecured MTN's due August 2004 and $329.0 million on its bridge facility due September 2004. The Company believes the interest rate risk on its floating-rate debt is not material to the Company or its overall capitalization.

As of December 31, 2003, the Company has Canadian investments totaling CAD $189.2 million (approximately USD $145.2 million) comprised of a real estate joint venture and marketable securities. In addition, the Company has Mexican real estate investments of MXN $330.3 million (approximately USD $29.4 million). The foreign currency exchange risk has been mitigated through the use of foreign currency forward contracts (the "Forward Contracts") and a cross currency swap (the "CC Swap") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-party to the Forward Contracts and the CC Swap. The Company believes it mitigates its credit risk by entering into the Forward Contracts and the CC Swap with major financial institutions.

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 2003, the Company had no other material exposure to market risk.

Item 8.  Financial Statements and Supplementary Data

The response to this Item 8 is included as a separate section of this annual report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year to which this report relates that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 20, 2004.

Information with respect to the Executive Officers of the Registrant follows
Part I, Item 4 of this annual report on Form 10-K.

Item 11.  Executive Compensation

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 20, 2004.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 20, 2004.

Item 13.  Certain Relationships and Related Transactions

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 20, 2004.

Item 14.  Principal Accountant Fees and Services

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 20, 2004.

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

            Report of Independent Auditors                               54

            Consolidated Financial Statements

               Consolidated Balance Sheets as of December 31, 2003
                 and 2002                                                55

               Consolidated Statements of Income for the years
                 ended December 31, 2003, 2002 and 2001                  56

               Consolidated Statements of Comprehensive Income
                 for the years ended December 31, 2003, 2002 and 2001    57

               Consolidated Statements of Stockholders' Equity
                 for the years ended December 31, 2003, 2002
                 and 2001                                                58

                Consolidated Statements of Cash Flows for the years
                  ended December 31, 2003, 2002 and 2001                 59

                Notes to Consolidated Financial Statements               60

         2. Financial Statement Schedules -

               Schedule II - Valuation and Qualifying Accounts           90
               Schedule III - Real Estate and Accumulated Depreciation   91

               All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

         3.    Exhibits

               The exhibits listed on the accompanying Index to
               Exhibits are filed as part of this report.                49

(b) Reports on Form 8-K

         A Current Report on Form 8-K dated October 1, 2003 was furnished under
         Item 9 to announce the Company's completion of its acquisition of Mid-Atlantic Realty Trust.

         A Current Report on Form 8-K dated October 23, 2003 was furnished under
         Item 12 and Item 9 relating to the announcement of the Company's third quarter 2003 operating results.

         A Current Report on Form 8-K dated November 10, 2003 was furnished under Item 12 and Item 9 to announce the Company's updated financial results for the three and nine months ended September 30, 2003 reflecting the FASB's deferral of certain provisions of SFAS No. 150.

                                INDEX TO EXHIBITS

                                                                                    Form 10-K
Exhibits                                                                              Page
--------                                                                              ----


  2.1      --     Form of Plan of Reorganization of Kimco Realty Corporation
                  [Incorporated by reference to Exhibit 2.1 to the Company's
                  Registration Statement on Form S-11 No. 33-42588].

  3.1      --     Articles of Amendment and Restatement of the Company, dated
                  August 4, 1994 [Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1994].

   3.2     --     By-laws of the Company dated February 6, 2002, as amended.
                  [Incorporated by reference to Exhibit 3.2 to the 2001
                  Form 10-K]

   3.3     --     Articles Supplementary relating to the 8 1/2% Class B
                  Cumulative Redeemable Preferred Stock, par value $1.00 per share, of the Company, dated July 25, 1995. [Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1995 (file #1-10899)
                  (the "1995 Form 10-K")].

   3.4     --     Articles Supplementary relating to the 8 3/8% Class C
                  Cumulative Redeemable Preferred Stock, par value $1.00 per share, of the Company, dated April 9, 1996 [Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1996].

   3.5     --     Articles Supplementary relating to the 7 1/2% Class D
                  Cumulative Convertible Preferred Stock, par value $1.00 per share, of the Company, dated May 14, 1998 [Incorporated by reference to the Company's and The Price REIT, Inc.'s Joint
                  Proxy/Prospectus on Form S-4 No. 333-52667].

   3.6     --     Articles Supplementary relating to the 6.65% Class F
                  Cumulative Redeemable Preferred Stock, par value $1.00 per share, of the Company, dated May 7, 2003 [Incorporated by
                  reference to the Company's filing on Form 8-A dated June 3,
                  2003].

   4.1     --     Agreement of the Company pursuant to Item 601(b)(4)(iii)(A)
                  of Regulation S-K [Incorporated by reference to Exhibit 4.1 to
                  Amendment No. 3 to the Company's Registration Statement on
                  Form S-11 No. 33-42588].

   4.2     --     Certificate of Designations [Incorporated by reference to
                  Exhibit 4(d) to Amendment No. 1 to the Registration Statement
                  on Form S-3 dated September 10, 1993 (the "Registration
                  Statement", Commission File No. 33-67552)].

   4.3     --     Indenture dated September 1, 1993 between Kimco Realty
                  Corporation and Bank of New York (as successor to IBJ Schroder
                  Bank and Trust Company) [Incorporated by reference to Exhibit
                  4(a) to the Registration Statement].

   4.4     --     First Supplemental Indenture, dated as of August 4, 1994.
                  [Incorporated by reference to Exhibit 4.6 to the 1995
                  Form 10-K.]

   4.5     --     Second Supplemental Indenture, dated as of April 7, 1995
                  [Incorporated by reference to Exhibit 4(a) to the Company's
                  Current Report on Form 8-K dated April 7, 1995 (the "April
                  1995 8-K")].

                                                                                    Form 10-K
Exhibits                                                                              Page
--------                                                                              ----

   4.6     --     Form of Medium-Term Note (Fixed Rate).
                  [Incorporated by reference to Exhibit 4.6 to the 2001
                  Form 10-K]

   4.7     --     Form of Medium-Term Note (Floating Rate).
                  [Incorporated by reference to Exhibit 4.7 to the 2001
                  Form 10-K]

   4.8     --     Form of Remarketed Reset Note [Incorporated by reference
                  to Exhibit 4(j) to the Company's Current Report on Form 8-K
                  dated March 26, 1999].

   10.1    --     Form of Acquisition Option Agreement between the Company
                  and the subsidiary named therein [Incorporated by reference to
                  Exhibit 10.1 to Amendment No. 3 to the Company's Registration
                  Statement on Form S-11 No. 33-42588].

   10.2    --     Management Agreement between the Company and KC Holdings, Inc.
                  [Incorporated by reference to Exhibit 10.2 to the Company's
                  Registration Statement on Form S-11 No. 33-47915].

   10.3    --     Amended and Restated Stock Option Plan [Incorporated by
                  reference to Exhibit 10.3 to the 1995 Form 10-K].

   10.4    --     Employment Agreement between Kimco Realty Corporation and
                  Michael J. Flynn, dated November 1, 1988 [Incorporated by
                  reference to Exhibit 10.4 to the 1998 Form 10-K].

   10.5    --     Restricted Equity Agreement, Non-Qualified and Incentive
                  Stock Option Agreement, and Price Condition Non-Qualified and
                  Incentive Stock Option Agreement between Kimco Realty
                  Corporation and Michael J. Flynn, each dated November 1, 1995
                  [Incorporated by reference to Exhibit 10.5 to the 1995 Form
                  10-K].

   10.6    --     Employment Agreement between Kimco Realty Corporation and
                  Michael V. Pappagallo, dated January 1, 2002 [Incorporated By reference to Exhibit 10.6 to the 2001 Form 10-K].

   10.7    --     Employment Agreement between Kimco Realty Corporation and
                  Jerald Friedman, dated January 13, 1998 [Incorporated by
                  Reference to Exhibit 10.10 to the Company's and the Price
                  REIT, Inc.'s Joint Proxy Statement/Prospectus on Form S-4 No.
                  333-52667].

   10.8    --     First Amendment to Amended and Restated Executive Employment
                  Agreement between Kimco Realty Corporation and Jerald
                  Friedman, dated January 1, 2002. [Incorporated by reference to
                  Exhibit 10.8 to the 2001 Form 10-K]


   10.9    --     Amended and Restated Stock Option Plan [Incorporated by
                  reference to the Company's and The Price REIT, Inc.'s Joint
                  Proxy/Prospectus on Form S-4 No. 333-52667].

   10.10   --     Employment Agreement between Kimco Realty Corporation and
                  David B. Henry - the Company commenced a five-year employment agreement with Mr. Henry pursuant to which Mr. Henry will
                  serve as Chief Investment Officer and has been nominated as
                  Vice Chairman of the Board of Directors [Incorporated by
                  reference to Exhibit 10.11 to the Company's Form 10-Q filed on
                  May 10, 2001].

   10.11   --     Employment Agreement between Kimco Realty Corporation
                  and Raymond Edwards - the Company commenced a five-year
                  employment agreement with Mr. Edwards pursuant to which Mr.
                  Edwards will serve as a Vice President of the Company
                  [Incorporated by reference to Exhibit 10.11 to the 2002 Form
                  10-K].

                                                                                    Form 10-K
Exhibits                                                                              Page
--------                                                                              ----

   10.12   --     $500,000,000 Credit Agreement dated as of June 3, 2003 among
                  Kimco Realty Corporation, the Several Lenders from Time to
                  Time Parties Hereto, JPMorgan Chase Bank as Issuing Lender,
                  Bank One, NA, Wachovia Bank, National Association as
                  Syndication Agents, UBS AG, Cayman Island Branch, The Bank of
                  Nova Scotia, New York Agency as Documentation Agents, The Bank
                  of New York, Eurohypo AG, New York Branch, Keybank National
                  Association, Merrill Lynch Bank, USA, Suntrust as Co-Agents
                  and JPMorgan Chase As Administrative Agent [Incorporated by
                  reference to Exhibit 10.11 to the Company's Form 10-Q filed on
                  August 11, 2003].

   10.13   --     $400,000,000 Credit Agreement dated as of October 1, 2003
                  among Kimco Realty Corporation, the Several Lenders from Time to Time Parties Hereto, Wachovia Bank, National Association
                  and the Bank of Nova Scotia, as Syndication Agents, Keybank
                  National Association as Documentation Agent, Bank One, NA as
                  Administrative Agent, Banc One Capital Markets, Inc. and
                  Scotia Capital as Co-Bookrunners And Co-Lead Arrangers
                  [Incorporated by reference to Exhibit 10.12 to the Company's
                  Form 10-Q filed on November 10, 2003].

  *12.1    --     Computation of Ratio of Earnings to Fixed Charges.                   99

  *12.2    --     Computation of Ratio of Earnings to Combined Fixed Charges
                  and Preferred Stock Dividends.                                      100

  *21.1    --     Subsidiaries of the Company                                         101

  *23.1    --     Consent of PricewaterhouseCoopers LLP                               109

  *31.1    --     Certification of the Company's Chief Executive Officer,
                  Milton Cooper, pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002.                                                        110

  *31.2    --     Certification of the Company's Chief Financial Officer,
                  Michael V. Pappagallo, pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.                                         111

  *32.1    --     Certification of the Company's Chief Executive Officer Milton
                  Cooper, and the Company's Chief Financial Officer Michael V.
                  Pappagallo, pursuant to section 906 of the Sarbanes-Oxley Act
                  of 2002.                                                            112


---------------------------------------
   *   Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  KIMCO REALTY CORPORATION
                                                        (Registrant)


                                                  By:  /s/ Milton Cooper
                                                  ------------------------
                                                        Milton Cooper
                                                   Chief Executive Officer

   Dated:  March 9, 2004

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                                           Title                                 Date
   ---------                                           ------                                ----

   /s/  Martin S. Kimmel                               Chairman (Emeritus) of            March 9, 2004
   ---------------------------                         the Board of Directors
         Martin S. Kimmel

   /s/  Milton Cooper                                  Chairman of the Board             March 9, 2004
   ---------------------------                         of Directors and Chief
         Milton Cooper                                 Executive Officer

   /s/  Michael J. Flynn                               Vice Chairman of the              March 9, 2004
   ---------------------------                         Board of Directors,
         Michael J. Flynn                              President and
                                                       Chief Operating Officer

   /s/  David B. Henry                                 Vice Chairman of the              March 9, 2004
   ---------------------------                         Board of Directors and
         David B. Henry                                Chief Investment Officer

   /s/  Richard G. Dooley                              Director                          March 9, 2004
   ---------------------------
         Richard G. Dooley

   /s/  Joe Grills                                     Director                          March 9, 2004
   ---------------------------
         Joe Grills

   /s/  F. Patrick Hughes                              Director                          March 9, 2004
   ---------------------------
         F. Patrick Hughes

   /s/  Frank Lourenso                                 Director                          March 9, 2004
   ---------------------------
         Frank Lourenso

   /s/  Richard Saltzman                               Director                          March 9, 2004
   ---------------------------
         Richard Saltzman

   /s/  Michael V. Pappagallo                          Vice President -                  March 9, 2004
   ---------------------------                         Chief Financial Officer
         Michael V. Pappagallo

   /s/  Glenn G. Cohen                                 Vice President -                  March 9, 2004
   ---------------------------                         Treasurer
       Glenn G. Cohen

   /s/  Paul Westbrook                                 Director of Accounting            March 9, 2004
   ---------------------------
         Paul Westbrook

                           ANNUAL REPORT ON FORM 10-K

                         ITEM 8, ITEM 15 (a) (1) and (2)

                          INDEX TO FINANCIAL STATEMENTS

                                       AND

                          FINANCIAL STATEMENT SCHEDULES

                                     -------

                                                                             FORM 10-K
                                                                             Page No.
                                                                             --------
   KIMCO REALTY CORPORATION AND SUBSIDIARIES

   Report of Independent Auditors                                               54

   Consolidated Financial Statements and Financial Statement Schedules:

     Consolidated Balance Sheets as of December 31, 2003 and 2002               55

     Consolidated Statements of Income for the years ended
         December 31, 2003, 2002 and 2001                                       56

     Consolidated Statements of Comprehensive Income for the
         years ended December 31, 2003, 2002 and 2001                           57

     Consolidated Statements of Stockholders' Equity
         for the years ended December 31, 2003, 2002 and 2001                   58

     Consolidated Statements of Cash Flows for the years ended
         December 31, 2003, 2002 and 2001                                       59

     Notes to Consolidated Financial Statements                                 60

     Financial Statement Schedules:

         II.      Valuation and Qualifying Accounts                             90
         III.     Real Estate and Accumulated Depreciation                      91




                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of Kimco Realty Corporation:


In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Kimco Realty Corporation and Subsidiaries (collectively, the "Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, effective January 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires that the results of operations, including any gain or loss on sale, relating to real estate that has been disposed of or is classified as held for sale after initial adoption be reported in discontinued operations for all periods presented.



/s/ PricewaterhouseCoopers LLP

New York, New York
March 2, 2004

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)


                                                                                 December 31,       December 31,
                                                                                     2003              2002
                                                                                --------------     -------------
Assets:
Real Estate
  Rental property
       Land                                                                     $   664,069        $   518,268
       Building and improvements                                                  3,166,857          2,666,626
                                                                                -----------        -----------
                                                                                  3,830,926          3,184,894
       Less, accumulated depreciation and amortization                              568,015            516,558
                                                                                -----------        -----------
                                                                                  3,262,911          2,668,336
   Real estate under development                                                    304,286            234,953
   Undeveloped land parcels                                                           1,312              1,312
                                                                                -----------        -----------
       Real estate, net                                                           3,568,509          2,904,601
  Investment and advances in real estate joint ventures                             487,394            390,484
  Other real estate investments                                                     113,085             99,542
  Mortgages and other financing receivables                                          95,019             94,024
  Cash and cash equivalents                                                          48,288             35,962
  Marketable securities                                                              45,677             66,992
  Accounts and notes receivable                                                      57,080             56,484
  Deferred charges and prepaid expenses                                              66,095             50,149
  Other assets                                                                      122,778             60,112
                                                                                -----------        -----------
                                                                                $ 4,603,925        $ 3,758,350
                                                                                ===========        ===========

Liabilities & Stockholders' Equity:
  Notes payable                                                                 $ 1,686,250        $ 1,302,250
  Mortgages payable                                                                 375,914            230,760
  Construction loans payable                                                         92,784             43,972
  Accounts payable and accrued expenses                                              92,239             94,784
  Dividends payable                                                                  65,969             59,646
  Other liabilities                                                                  55,006             24,198
                                                                                -----------        -----------
                                                                                  2,368,162          1,755,610
                                                                                -----------        -----------
  Minority interests in partnerships                                                 99,917             93,940
                                                                                -----------        -----------
  Commitments and contingencies

Stockholders' Equity
  Preferred stock, $1.00 par value, authorized 3,600,000 shares
  Class A Preferred Stock, $1.00 par value, authorized 345,000 shares
      Issued and outstanding 0 and 300,000 shares, respectively                           -                300
      Aggregate liquidation preference $0 and $75,000, respectively
  Class B Preferred Stock, $1.00 par value, authorized 230,000 shares
      Issued and outstanding 0 and 200,000 shares, respectively                           -                200
      Aggregate liquidation preference $0 and $50,000, respectively
  Class C Preferred Stock, $1.00 par value, authorized 460,000 shares
      Issued and outstanding 0 and 400,000 shares, respectively                           -                400
      Aggregate liquidation preference $0 and $100,000, respectively
  Class F Preferred Stock, $1.00 par value, authorized 700,000 shares
      Issued and outstanding 700,000 and 0 shares, respectively                         700                  -
      Aggregate liquidation preference $175,000 and $0, respectively
  Common stock, $.01 par value, authorized 200,000,000 shares
      Issued and outstanding 110,623,967 and 104,601,828 shares, respectively         1,106              1,046
  Paid-in capital                                                                 2,147,286          1,984,820
  Cumulative distributions in excess of net income                                  (30,112)           (85,367)

                                                                                -----------        -----------
                                                                                  2,118,980          1,901,399
Accumulated other comprehensive income                                               16,866              7,401
                                                                                -----------        -----------
                                                                                  2,135,846          1,908,800
                                                                                -----------        -----------
                                                                                $ 4,603,925        $ 3,758,350
                                                                                ===========        ===========


   The accompanying notes are an integral part of these consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (in thousands, except per share information)

                                                                                      Year Ended December 31,
                                                                              -----------------------------------------
                                                                                 2003            2002            2001
                                                                              ---------       ---------       ---------
Real estate operations:
-----------------------
      Revenues from rental property                                           $ 479,664       $ 432,777       $ 431,498
                                                                              ---------       ---------       ---------

      Rental property expenses:
         Rent                                                                    11,240          11,300          11,569
         Real estate taxes                                                       61,276          60,248          53,892
         Operating and maintenance                                               53,979          44,525          42,784
                                                                              ---------       ---------       ---------
                                                                                126,495         116,073         108,245
                                                                              ---------       ---------       ---------

                                                                                353,169         316,704         323,253

      Income from other real estate investments                                  22,828          16,038          38,113
      Mortgage financing income                                                  18,587          19,412           2,594
      Management and other fee income                                            15,315          12,069           6,350
      Depreciation and amortization                                             (86,237)        (70,894)        (68,509)
                                                                              ---------       ---------       ---------
                                                                                323,662         293,329         301,801
                                                                              ---------       ---------       ---------

Interest, dividends and other investment income                                  19,464          18,565          16,999
Other income/(expense), net                                                      (3,792)          2,532          (2,176)
                                                                              ---------       ---------       ---------
                                                                                 15,672          21,097          14,823
                                                                              ---------       ---------       ---------

Interest expense                                                               (102,709)        (85,323)        (87,005)
General and administrative expenses                                             (38,657)        (31,605)        (28,336)
Gain on early extinguishment of debt                                              2,921          19,033               -
Adjustment of property carrying values                                                -         (11,000)              -
                                                                              ---------       ---------       ---------

                                                                                200,889         205,531         201,283

Provision for income taxes                                                       (1,516)         (6,552)        (14,009)

Equity in income of real estate joint ventures, net                              42,276          37,693          21,664
Minority interests in income of partnerships, net                                (7,868)         (2,430)         (1,682)
                                                                              ---------       ---------       ---------

          Income from continuing operations                                     233,781         234,242         207,256
                                                                              ---------       ---------       ---------

Discontinued operations:
      Income from discontinued operating properties                              10,023           7,928          18,191
      Gain on early extinguishment of debt                                        6,760           3,222               -
      Adjustment of property carrying values                                     (4,016)        (22,030)              -
      Gain on disposition of operating properties                                47,657          12,778               -
                                                                              ---------       ---------       ---------
          Income from discontinued operations                                    60,424           1,898          18,191
                                                                              ---------       ---------       ---------

Gain on sale of operating properties                                              3,177               -           3,040
Gain on sale of development properties
         net of tax of $6,998, $6,352 and $5,367, respectively                  10,497           9,528           8,051
                                                                              ---------       ---------       ---------

           Net Income                                                           307,879         245,668         236,538

      Original issuance costs associated with the redemption
         of preferred stock                                                      (7,788)              -               -
      Preferred stock dividends                                                 (14,669)        (18,437)        (24,553)
                                                                              ---------       ---------       ---------

          Net income available to common shareholders                         $ 285,422       $ 227,231       $ 211,985
                                                                              =========       =========       =========

Per common share:
      Income from continuing operations:
           -Basic                                                             $    2.10       $    2.16       $    2.01
                                                                              =========       =========       =========
           -Diluted                                                           $    2.07       $    2.14       $    1.98
                                                                              =========       =========       =========
      Net income :
           -Basic                                                             $    2.67       $    2.18       $    2.20
                                                                              =========       =========       =========
           -Diluted                                                           $    2.62       $    2.16       $    2.16
                                                                              =========       =========       =========



   The accompanying notes are an integral part of these consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              For the Years Ended December 31, 2003, 2002 and 2001
                                 (in thousands)

                                                                                       2003           2002           2001
                                                                                     ---------      ---------      ---------
Net income                                                                           $ 307,879      $ 245,668      $ 236,538
                                                                                     ---------      ---------      ---------
Other comprehensive income:
     Change in unrealized gain/(loss) on marketable securities                           3,798         (4,456)         8,784
     Change in unrealized gain on interest rate swaps                                      620          3,264         (3,884)
     Change in unrealized gain on warrants                                               4,319          1,524          2,410
     Change in unrealized gain/(loss) on foreign currency hedge agreements             (15,465)           195              -
     Foreign currency translation adjustment                                            16,193           (436)             -

                                                                                     ---------      ---------      ---------
Other comprehensive income                                                               9,465             91          7,310
                                                                                     ---------      ---------      ---------

Comprehensive income                                                                 $ 317,344      $ 245,759      $ 243,848
                                                                                     =========      =========      =========




   The accompanying notes are an integral part of these consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For the Years Ended December 31, 2003, 2002, and 2001
                  (in thousands, except per share information)


                                                                                                                        Cumulative
                                                                Preferred Stock        Common Stock                    Distributions
                                                               -----------------     -----------------      Paid in     in Excess
                                                                 Issued  Amount       Issued    Amount      Capital    of Net Income
                                                               ---------------------------------------------------------------------
Balance, January 1, 2001                                         1,318   $ 1,318      94,717   $   947    $ 1,819,130    $(113,110)

    Net income                                                                                                             236,538
    Dividends ($1.96 per common share; $1.9375, $2.125,
        $2.0938, and $1.8409 per Class A, Class B, Class
        C, and Class D Depositary Share, respectively)                                                                    (216,559)
    Issuance of common stock                                                           3,906        40        122,103
    Exercise of common stock options                                                   1,694        17         34,919
    Conversion of Class D Preferred Stock to common stock         (326)     (326)      3,036        30            290
    Other comprehensive income

                                                                 -----   -------     -------   -------    ------------  -----------
Balance, December 31, 2001                                         992       992     103,353     1,034      1,976,442      (93,131)

    Net income                                                                                                             245,668
    Dividends ($2.10 per common share; $1.9375, $2.125 and
        $2.0938 per Class A, Class B, and Class C Depositary
        Share, respectively)                                                                                              (237,904)
    Issuance of common stock                                                              80         1          2,523
    Exercise of common stock options                                                     308         3          5,771
    Collection of notes receivable
    Conversion of Class D Preferred Stock to common stock          (92)      (92)        861         8             84
    Other comprehensive income

                                                                 -----   -------     -------   -------    ------------  -----------
Balance, December 31, 2002                                         900       900     104,602     1,046      1,984,820      (85,367)


    Net income                                                                                                             307,879
    Dividends ($2.19 per common share; $1.0979, $1.3399,
        $1.3610, and $1.016 per Class A, Class B, Class C and
        Class F Depositary Share, respectively)                                                                           (252,624)
    Issuance of common stock                                                           4,944        49        192,703
    Exercise of common stock options                                                   1,078        11         25,777
    Redemption of Class A, B and C preferred stock                (900)     (900)                            (224,100)
    Issuance of Class F Preferred Stock                            700       700                              168,086
    Other comprehensive income

                                                                 -----   -------     -------   -------    ------------  -----------
Balance, December 31, 2003                                         700   $   700     110,624   $ 1,106    $ 2,147,286    $ (30,112)
                                                                 =====   =======     =======   =======    ============  ===========



                                                                        Accumulated             Total
                                                                    Other Comprehensive      Stockholders'
                                                                           Income               Equity
                                                                  ----------------------------------------
Balance, January 1, 2001                                                 $      -             $ 1,708,285

    Net income                                                                                    236,538
    Dividends ($1.96 per common share; $1.9375, $2.125,
        $2.0938, and $1.8409 per Class A, Class B, Class
        C, and Class D Depositary Share, respectively)                                           (216,559)
    Issuance of common stock                                                                      122,143
    Exercise of common stock options                                                               34,936
    Conversion of Class D Preferred Stock to common stock                                              (6)
    Other comprehensive income                                              7,310                   7,310
                                                                         --------             -----------
Balance, December 31, 2001                                                  7,310               1,892,647

    Net income                                                                                    245,668
    Dividends ($2.10 per common share; $1.9375, $2.125 and
        $2.0938 per Class A, Class B, and Class C Depositary
        Share, respectively)                                                                     (237,904)
    Issuance of common stock                                                                        2,524
    Exercise of common stock options                                                                5,774
    Collection of notes receivable
    Conversion of Class D Preferred Stock to common stock                                               -
    Other comprehensive income                                                 91                      91
                                                                         --------             -----------
Balance, December 31, 2002                                                  7,401               1,908,800


    Net income                                                                                    307,879
    Dividends ($2.19 per common share; $1.0979, $1.3399,
        $1.3610, and $1.016 per Class A, Class B, Class C and
        Class F Depositary Share, respectively)                                                  (252,624)
    Issuance of common stock                                                                      192,752
    Exercise of common stock options                                                               25,788
    Redemption of Class A, B and C preferred stock                                               (225,000)
    Issuance of Class F Preferred Stock                                                           168,786
    Other comprehensive income                                              9,465                   9,465
                                                                         --------             -----------
Balance, December 31, 2003                                               $ 16,866             $ 2,135,846
                                                                         ========             ===========




   The accompanying notes are an integral part of these consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                            Year Ended December 31,
                                                                                   -----------------------------------------
                                                                                     2003            2002            2001
                                                                                   ---------       ---------       ---------
Cash flow from operating activities:
  Net income                                                                       $ 307,879       $ 245,668       $ 236,538
  Adjustments to reconcile net income to net cash provided
           by operating activities:
    Depreciation and amortization                                                     89,068          76,674          74,209
    Adjustment of property carrying values                                             4,016          33,031               -
    Gain on sale of development properties                                           (17,495)        (15,879)        (13,418)
    Gain on sale of operating properties                                             (50,834)        (12,778)         (3,040)
    Gain on early extinguishment of debt                                              (9,681)        (22,255)              -
    Minority interests in income of partnerships, net                                  7,868           2,430           1,682
    Equity in income of  real estate joint ventures, net                             (42,276)        (37,693)        (21,664)
    Income from other real estate investments                                        (19,976)        (13,222)        (33,518)
    Distributions from unconsolidated investments                                     67,712          40,275          36,377
    Change in accounts and notes receivable                                             (596)         (6,938)         (1,956)
    Change in accounts payable and accrued expenses                                   (2,545)         12,612           3,607
    Change in other operating assets and liabilities                                 (24,508)        (22,994)          8,627
                                                                                   ---------       ---------       ---------
          Net cash flow provided by operating activities                             308,632         278,931         287,444
                                                                                   ---------       ---------       ---------

Cash flow from investing activities:
    Acquisition of and improvements to operating real estate                        (917,403)       (244,750)        (63,809)
    Acquisition of and improvements to real estate under development                (187,877)       (113,450)       (107,364)
    Investment in marketable securities                                              (23,680)        (39,183)        (29,070)
    Proceeds from sale of marketable securities                                       62,744          49,396          36,427
    Investments and advances to real estate joint ventures                          (152,997)       (157,427)        (63,302)
    Reimbursements of advances to real estate joint ventures                          93,729          16,665               -
    Redemption of minority interests in real estate partnerships                      (4,729)              -          (7,133)
    Other real estate investments                                                    (52,818)        (69,288)        (24,824)
    Reimbursements of advances to other real estate investments                       13,264           1,179          24,824
    Investment in mortgage loans receivable                                          (64,652)       (123,242)        (36,099)
    Collection of mortgage loans receivable                                           41,529          89,053           5,952
    Proceeds from sale of mortgage loan receivable                                    36,723               -               -
    Proceeds from sale of operating properties                                       423,237          84,139          46,766
    Proceeds from sale of development properties                                      90,565         108,209          61,921
    Other                                                                                  -           2,044          (1,482)
                                                                                   ---------       ---------       ---------
           Net cash flow used for investing activities                              (642,365)       (396,655)       (157,193)
                                                                                   ---------       ---------       ---------

Cash flow from financing activities:
    Principal payments on debt, excluding
       normal amortization of rental property debt                                   (18,326)        (30,689)         (4,587)
    Principal payments on rental property debt                                        (5,813)         (5,931)         (5,126)
    Principal payments on construction loan financings                               (40,644)           (801)              -
    Proceeds from mortgage/construction loan financings                              110,816          67,773          51,230
    Borrowings under revolving credit facilities                                     195,000         269,000          10,000
    Repayment of borrowings under revolving credit facilities                       (190,000)       (229,000)        (55,000)
    Proceeds from issuance of unsecured senior notes                                 250,000         337,000               -
    Repayment of unsecured senior notes                                             (200,000)       (110,000)              -
    Proceeds from senior term loan                                                   400,000               -               -
    Repayment of senior term loan                                                    (71,000)              -               -
    Payment of unsecured obligation                                                        -         (11,300)              -
    Dividends paid                                                                  (246,301)       (235,602)       (209,785)
    Proceeds from issuance of stock                                                  387,327           9,389         157,767
    Redemption of preferred stock                                                   (225,000)              -               -
                                                                                   ---------       ---------       ---------
            Net cash flow provided by (used for) financing activities                346,059          59,839         (55,501)
                                                                                   ---------       ---------       ---------

        Change in cash and cash equivalents                                           12,326         (57,885)         74,750

Cash and cash equivalents, beginning of year                                          35,962          93,847          19,097
                                                                                   ---------       ---------       ---------
Cash and cash equivalents, end of year                                             $  48,288       $  35,962       $  93,847
                                                                                   =========       =========       =========

Interest paid during the year (net of capitalized interest
    of $8,887, $9,089 and $7,924, respectively)                                    $  97,215       $  83,977       $  81,092
                                                                                   =========       =========       =========

Income taxes paid during the year                                                  $  15,901       $  12,035       $  24,888
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

         Additionally, in connection with the Tax Relief Extension Act of 1999
             (the "RMA"), which became effective January 1, 2001, the Company is now permitted to participate in activities which it was precluded from previously in order to maintain its qualification as a Real Estate Investment Trust ("REIT"), so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries, is engaged in various retail real estate related opportunities including (i) merchant building, through its Kimco Developers, Inc. ("KDI") subsidiary, which is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) retail real estate advisory and disposition services which primarily focuses on leasing and disposition strategies of retail real estate controlled by both healthy and distressed and/or bankrupt retailers, and (iii) acting as an agent or principal in connection with tax deferred exchange transactions.

         The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base. At December 31, 2003, the Company's single largest neighborhood and community shopping center accounted for only 1.0% of the Company's annualized base rental revenues and only 0.6% of the Company's total shopping center gross leasable area ("GLA"). At December 31, 2003, the Company's five largest tenants were The Home Depot, Kmart Corporation, Kohl's, Royal Ahold and TJX Companies, which represented approximately 3.0%, 2.9%, 2.8%, 2.6% and 2.5%, respectively, of the Company's annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

         The principal business of the Company and its consolidated subsidiaries is the ownership, development, management and operation of retail shopping centers, including complementary services that capitalize on the Company's established retail real estate expertise. The Company does not distinguish or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with accounting principles generally accepted in the United States of America.

         Principles of Consolidation and Estimates

         The accompanying Consolidated Financial Statements include the accounts of the Company, its subsidiaries, all of which are wholly-owned, and all partnerships in which the Company has a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.

         Accounting principles generally accepted in the United States of America ("GAAP") require the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition and the collectability of trade accounts receivable. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         Real Estate

         Real estate assets are stated at cost, less accumulated depreciation and amortization. If there is an event or a change in circumstances that indicates that the basis of a property (including any related amortizable intangible assets or liabilities) may not be recoverable, then management will assess any impairment in value by making a comparison of (i) the current and projected operating cash flows (undiscounted and without interest charges) of the property over its remaining useful life and (ii) the net carrying amount of the property. If the current and projected operating cash flows (undiscounted and without interest charges) are less than the carrying value of the property, the carrying value would be adjusted to an amount to reflect the estimated fair value of the property.

         When a real estate asset is identified by management as held for sale, the Company ceases depreciation of the asset and estimates the sales price, net of selling costs. If, in management's opinion, the net sales price of the asset is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property.

         Upon acquisition of real estate operating properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building and improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships) and assumed debt in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS No. 141"). Based on these estimates, the Company allocates the purchase price to the applicable assets and liabilities.

         The Company utilized methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The fair value of the tangible assets of an acquired property considers the value of the property "as-if-vacant". The fair value reflects the depreciated replacement cost of the permanent assets, with no trade fixtures included.

         In allocating the purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases are estimated based on the present value of the difference between the contractual amounts to be paid pursuant to the leases and management's estimate of the market lease rates and other lease provisions (i.e. expense recapture, base rental changes, etc.) measured over a period equal to the estimated remaining term of the lease. The capitalized above-market or below-market intangible is amortized to rental income over the estimated remaining term of the respective leases.

         In determining the value of in-place leases, management considers current market conditions and costs to execute similar leases in arriving at an estimate of the carrying costs during the expected lease-up period from vacant to existing occupancy. In estimating carrying costs, management includes real estate taxes, insurance, other operating expenses and estimates of lost rental revenue during the expected lease-up periods and costs to execute similar leases including leasing commissions, legal and other related costs based on current market demand. In estimating the value of tenant relationships, management considers the nature and extent of the existing tenant relationship, the expectation of lease renewals, growth prospects, and tenant credit quality, among other factors. The value assigned to in-place leases and tenant relationships are amortized over the estimated remaining term of the leases. If a lease were to be terminated prior to its scheduled expiration, all unamortized costs relating to that lease would be written off.

         Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets, as follows:


            Buildings                                                15 to 46 years
            Fixtures, building and leasehold improvements            Terms of leases or useful
             (including certain identified intangible assets)        lives, whichever is shorter

         Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and replacements, which improve and extend the life of the asset, are capitalized. The useful lives of amortizable intangible assets are evaluated each reporting period with any changes in estimated useful lives being accounted for over the revised remaining useful life.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

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

         On a periodic basis, management assesses whether there are any indicators that the value of the Company's investments in unconsolidated joint ventures may be impaired. An investment's value is impaired only if management's estimate of the fair value of the investment is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.

         Marketable Securities

         The Company classifies its existing marketable equity securities as available-for-sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of Accumulated other comprehensive income ("OCI"). Gains or losses on securities sold are based on the specific identification method.

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

         The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends and evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company's reported net income is directly affected by management's estimate of the collectability of accounts receivable.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

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

         Income taxes are accounted for under the asset and liability method.
             Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

         Foreign Currency Translation and Transactions

         Assets and liabilities of our foreign operations are translated using year-end exchange rates, and revenues and expenses are translated using exchange rates as determined throughout the year. Gains or losses resulting from translation are included in OCI, as a separate component of the Company's stockholders' equity. Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. The effect of the transaction's gain or loss is included in the caption Other income/(expense), net in the Consolidated Statements of Income.

         Derivative / Financial Instruments

         Effective January 1, 2001, the Company adopted Statement of Financial
             Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), as amended by SFAS No. 149 in April 2003 to clarify accounting and reporting for derivative instruments. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. This accounting standard requires the Company to measure derivative instruments at fair value and to record them in the Consolidated Balance Sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. In addition, the fair value adjustments will be recorded in either stockholders' equity or earnings in the current period based on the designation of the derivative. The effective portions of changes in fair value of cash flow hedges are reported in OCI and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in the fair value of foreign currency hedges that are designated and effective as net investment hedges are included in the cumulative translation component of OCI in accordance with SFAS No. 52 to the extent they are economically effective and are subsequently reclassified to earnings when the hedged investments are sold or otherwise disposed of. The changes in fair value of derivative instruments which are not designated as hedging instruments and the ineffective portions of hedges are recorded in earnings for the current period.

         The Company utilizes derivative financial instruments to reduce exposure to fluctuations in interest rates, foreign currency exchange rates and market fluctuation on equity securities. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company has not, and does not plan to enter into financial instruments for trading or speculative purposes. Additionally, the Company has a policy of only entering into derivative contracts with major financial institutions. The principal financial instruments used by the Company are interest rate swaps, foreign currency exchange forward contracts, cross currency swaps and warrant contracts. In accordance with the provisions of SFAS No. 133, these derivative instruments were designated and qualified as cash flow, fair value or foreign currency hedges (see Note 17).

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

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

         The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

                                                                               2003                  2002              2001
                                                                               ----                  ----              ----
             Computation of Basic Earnings Per Share:

             Income from continuing operations                              $ 233,781          $ 234,242          $ 207,256

             Gain on sale of operating properties                               3,177                  -              3,040

             Gain on sale of development properties, net of provision
             for income tax                                                    10,497              9,528              8,051

             Original issuance costs associated with the redemption of
             preferred stock                                                   (7,788)                 -                  -

             Preferred Stock Dividends                                        (14,669)           (18,437)           (24,553)
                                                                            ---------          ---------          ---------

             Income from continuing operations applicable to common
             shares                                                           224,998            225,333            193,794

             Income from discontinued operations                               60,424              1,898             18,191
                                                                            ---------          ---------          ---------

             Net income applicable to common shares                         $ 285,422          $ 227,231          $ 211,985
                                                                            =========          =========          =========

             Weighted average common shares outstanding                       107,092            104,458             96,317
                                                                            =========          =========          =========

             Basic Earnings Per Share:
                   Income from continuing operations                        $    2.10          $    2.16          $    2.01
                   Income from discontinued operations                           0.57               0.02               0.19
                                                                            ---------          ---------          ---------
                   Net income                                               $    2.67          $    2.18          $    2.20
                                                                            =========          =========          =========

             Computation of Diluted Earnings Per Share:

             Income from continuing operations applicable to common
             shares                                                         $ 224,998          $ 225,333          $ 193,794

             Dividends on Class D Convertible Preferred Stock                       -                  -              6,115

             Dividends on convertible downREIT units                              (a)              1,423                  -
                                                                            ---------          ---------          ---------

             Income from continuing operations for diluted earnings
             per share                                                        224,998            226,756            199,909

             Income from discontinued operations                               60,424              1,898             18,191
                                                                            ---------          ---------          ---------

             Net income for diluted earnings per share
                                                                            $ 285,422          $ 228,654          $ 218,100
                                                                            =========          =========          =========


                    KIMCO REALTY CORPORATION AND SUBSIDIARIES



             Weighted average common shares outstanding - Basic           107,092            104,458             96,317

             Effect of dilutive securities:
             Stock options                                                  1,678                999              1,139
             Assumed conversion of Class D Preferred stock to common
             stock                                                              -                  4              3,707

             Assumed conversion of downREIT units                               -                508                  -
                                                                        ---------          ---------          ---------

             Shares for diluted earnings per share                        108,770            105,969            101,163
                                                                        =========          =========          =========

                                                                             2003               2002               2001
                                                                        ---------          ---------          ---------
             Diluted Earnings Per Share:
                   Income from continuing operations                    $    2.07          $    2.14          $    1.98
                   Income from discontinued operations                       0.55               0.02               0.18
                                                                        ---------          ---------          ---------
                   Net income                                           $    2.62          $    2.16          $    2.16
                                                                         =========          =========          =========


         (a) In 2003, the effect of the assumed conversion of downREIT units had an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

         The Company maintains a stock option plan (the "Plan") for which prior to January 1, 2003, the Company accounted for under the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No.
             25). Effective January 1, 2003, the Company adopted the prospective method provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure an Amendment of FASB Statement No. 123 ("SFAS No. 148"), which will apply the recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") to all employee awards granted, modified or settled after January 1, 2003. Awards under the Company's Plan generally vest ratably over a three-year term and expire ten years from the date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of net income is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding stock awards in each period (amounts presented in thousands, expect per share data):

                                                                                          Year Ended December 31,
                                                                            -----------------------------------------------------
                                                                              2003                  2002                  2001
                                                                            ---------             ---------             ---------
             Net income, as reported                                        $ 307,879             $ 245,668             $ 236,538
             Add: Stock based employee compensation
                  expense included in reported net
                  Income                                                          148                     -                     -
             Deduct: Total stock based employee
                        Compensation expense determined
                        under fair value based method
                        for all awards                                         (3,095)               (3,153)               (2,702)
                                                                            ---------             ---------             ---------

             Pro Forma Net Income - Basic                                   $ 304,932             $ 242,515             $ 233,836
                                                                            =========             =========             =========

             Earnings Per Share
                      Basic - as reported                                   $    2.67             $    2.18             $    2.20
                                                                            =========             =========             =========
                      Basic - pro forma                                     $    2.64             $    2.15             $    2.17
                                                                            =========             =========             =========

             Net income for diluted earnings per share                      $ 285,422             $ 228,654             $ 218,100
             Add: Stock based employee compensation
                  expense included in reported net
                  Income                                                          148                     -                     -
             Deduct: Total stock based employee
                        Compensation expense determined
                        under fair value based method
                        for all awards                                         (3,095)               (3,153)               (2,702)
                                                                            ---------             ---------             ---------

             Pro Forma Net Income - Diluted                                 $ 282,475             $ 225,501             $ 215,398
                                                                            =========             =========             =========

             Earnings Per Share
                      Diluted - as reported                                 $    2.62             $    2.16             $    2.16
                                                                            =========             =========             =========
                      Diluted - pro forma                                   $    2.60             $    2.13             $    2.13
                                                                            =========             =========             =========

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         These pro forma adjustments to net income and net income per diluted common share assume fair values of each option grant estimated using the Black-Scholes option pricing formula. The more significant assumptions underlying the determination of such fair values for options granted during 2003, 2002 and 2001 include: (i) weighted average risk-free interest rates of 2.84%, 3.06% and 4.85%, respectively; (ii) weighted average expected option lives of
             3.80 years, 4.1 years and 5.5 years, respectively; (iii) weighted average expected volatility of 15.26%, 16.12% and 15.76%, respectively, and (iv) weighted average expected dividend yield of 6.25%, 6.87% and 6.74%, respectively. The per share weighted average fair value at the dates of grant for options awarded during 2003, 2002 and 2001 was $2.35, $1.50 and $1.98, respectively.

         New Accounting Pronouncements

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (i) the equity investors (if any) do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, effective upon issuance, FIN 46 requires additional disclosures by the primary beneficiary and other significant variable interest holders. The provisions of FIN 46 apply immediately to VIE's created after January 31, 2003. In October 2003, the FASB issued FASB Staff Position 46-6, which deferred the effective date to December 31, 2003 for applying the provisions of FIN 46 for interests held by public companies in all VIE's created prior to February 1, 2003. Additionally, in December 2003, the FASB issued Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003) ("FIN 46(R)"). The provisions of FIN 46(R) are effective as of March 31, 2004 for all non-special purpose entity ("non-SPE") interests held by public companies in all variable interest entities created prior to February 1, 2003. These deferral provisions did not defer the disclosure provisions of FIN 46(R).

         The Company has evaluated its joint venture investments established after January 31, 2003 and based upon its interpretation of FIN 46 and applied judgment, the Company has determined that these joint venture investments are not VIEs and are not required to be consolidated.

         The Company continues to evaluate all of its investments in joint ventures created prior to February 1, 2003 to determine whether any of these entities are VIEs and whether the Company is considered to be the primary beneficiary or a holder of a significant variable interest in the VIE. If it is determined that certain of these entities are VIEs, the Company will be required to consolidate these entities in which the Company is the primary beneficiary or make additional disclosures for entities in which the Company is determined to hold a significant variable interest in the VIE as of March 31, 2004.

         The Company's joint ventures and other real estate investments primarily consist of co-investments with institutional and other joint venture partners in neighborhood and community shopping center properties, consistent with its core business. These joint ventures typically obtain non-recourse third party financing on their property investments, thus contractually limiting the Company's losses to the amount of its equity investment; and due to the lender's exposure to losses, a lender typically will require a minimum level of equity in order to mitigate their risk. The Company's exposure to losses associated with its unconsolidated joint ventures is limited to its carrying value in these investments.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The provisions of this statement are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material adverse impact on the Company's financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatorily redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. As a result of this deferral, the adoption of SFAS No. 150 did not have a material adverse impact on the Company's financial position or results of operations.

         At December 31, 2003, the estimated fair value of minority interests relating to mandatorily redeemable non-controlling interests associated with finite-lived subsidiaries of the Company is approximately $3.9 million. These finite-lived subsidiaries have termination dates ranging from 2019 to 2027.

         Reclassifications

         Certain reclassifications of prior years' amounts have been made to conform with the current year presentation.

2.  Real Estate:

         The Company's components of Rental property consist of the following
            (in thousands):


                                                                   December 31,
                                                            ----------------------------
                                                                2003            2002
                                                            -----------     ------------
           Land                                             $   664,069     $   518,268
           Buildings and improvements
                   Buildings                                  2,743,112       2,527,975
                   Building improvements                         51,042          22,849
                   Tenant improvements                          338,205          98,367
                   Fixtures & leasehold improvements             14,627          17,435
                   Other rental property, net (1)                19,871               -
                                                            -----------       ---------
                                                              3,830,926       3,184,894
           Accumulated depreciation and amortization           (568,015)       (516,558)
                                                            ------------      ----------

                   Total                                    $ 3,262,911     $ 2,668,336
                                                            ===========     ===========

         (1) At December 31, 2003, Other rental property, net consisted of (i) intangible assets including, $33,007 of in-place leases, $12,913 of tenant relationships and $12,892 of above-market leases and
               (ii) an intangible liability consisting of $38,941 of below-market leases.

3. Mid-Atlantic Realty Trust Merger:

         During June 2003, the Company and Mid-Atlantic Realty Trust
             ("Mid-Atlantic") entered into a definitive merger agreement whereby Mid-Atlantic would merge with and into a wholly-owned subsidiary of the Company (the "Merger" or "Mid-Atlantic Merger"). The Merger required the approval of holders of 66 2/3% of Mid-Atlantic's outstanding shares. Subject to certain conditions, limited partners in Mid-Atlantic's operating partnership were offered the same cash consideration for each outstanding unit and offered the opportunity (in lieu of cash) to exchange their interests for preferred units in the operating partnership upon the closing of the transaction.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         The shareholders of Mid-Atlantic approved the Merger on September 30, 2003, and the closing occurred October 1, 2003. Mid-Atlantic shareholders received cash consideration of $21.051 per share. In addition, more than 99.0% of the limited partners in Mid-Atlantic's operating partnership elected to have their partnership units redeemed for cash consideration equal to $21.051 per unit.

         The transaction had a total value of approximately $700.0 million including the assumption of approximately $216.0 million of debt. The Company funded the transaction with available cash, a new $400.0 million bridge facility and funds from its existing revolving credit facility.

         In connection with the Merger, the Company acquired interests in 41 operating shopping centers, one regional mall, two shopping centers under development and eight other commercial assets. The properties have a gross leasable area of approximately 5.7 million square feet of which approximately 95.0% of the stabilized square footage is currently leased. The Company also acquired approximately 80.0 acres of undeveloped land. The properties are located primarily in Maryland, Virginia, New York, Pennsylvania, Massachusetts and Delaware. The Company has tentative agreements for a number of the properties to be allocated to its strategic co-investment programs. For financial reporting purposes the Merger was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations ("SFAS No. 141").

         During December 2003, the Company disposed of the one regional mall and the adjacent annex acquired in the Merger located in Bel Air, MD for a sales price of approximately $71.0 million, which approximated its net book value.

4. Property Acquisitions, Developments and Other Investments:

         Operating Properties -

         During the years 2003, 2002 and 2001 the Company acquired operating properties, in separate transactions, at aggregate costs of approximately $293.9 million, $258.7 million, and $21.1 million, respectively.

         Ground-Up Development Properties -

         Effective January 1, 2001, the Company elected taxable REIT subsidiary status for its wholly-owned development subsidiary, Kimco Developers, Inc. ("KDI"). KDI is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion.

         During the years 2003, 2002 and 2001 certain subsidiaries and affiliates of the Company expended approximately $208.9 million, $148.6 million, and $119.4 million, respectively, in connection with the purchase of land and construction costs related to its ground-up development projects.

         Other Investments -

         During October 2002, the Company purchased from various joint venture partners, the remaining interest in a property located in Harrisburg, PA for an aggregate purchase price of $0.5 million. This property is now 100% owned by the Company.

         These property acquisitions and other investments have been funded principally through the application of proceeds from the Company's public unsecured debt issuances, equity offerings and proceeds from mortgage and construction financings.

5. Dispositions of Real Estate:

         During 2003, the Company disposed of, in separate transactions, (i) 10 operating properties, for an aggregate sales price of approximately $119.1 million, including the assignment of approximately $1.7 million of mortgage debt encumbering one of the properties, (ii) two regional malls for an aggregate sales price of approximately $135.6 million including the Bel Air, MD property referred to above, (iii) one out-parcel for a sales price of approximately $8.1 million, (iv) transferred three operating properties to KROP, as defined below, for a price of approximately $144.2 million which approximated their net book value, (v) transferred an operating property to a newly formed joint venture in which the Company has a 10% non-controlling interest for a price of approximately $21.9 million which approximated its net book value and (vi) terminated four leasehold positions in locations where a tenant in bankruptcy had rejected its lease. These transactions resulted in net gains of approximately $50.8 million.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

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

         During 2003, KDI sold four of its recently completed projects and 26 out-parcels, in separate transactions, for approximately $134.6 million, which resulted in the recognition of pre-tax gains of approximately $17.5 million.

         During 2002, KDI sold four of its recently completed projects and eight out-parcels for approximately $128.7 million including the assignment of approximately $17.7 million in mortgage debt encumbering one of the properties. The sales resulted in pre-tax gains of approximately $15.9 million.

6. Adjustment of Property Carrying Values:

         As part of the Company's periodic assessment of its real estate properties with regard to both the extent to which such assets are consistent with the Company's long-term real estate investment objectives and the performance and prospects of each asset the Company determined in 2002 that its investment in four operating properties comprised of an aggregate 0.4 million square feet of GLA with an aggregate net book value of approximately $23.8 million, may not be fully recoverable. Based upon management's assessment of current market conditions and lack of demand for the properties, the Company reduced its anticipated holding period of these investments. As a result of the reduction in the anticipated holding period, together with a reassessment of the potential future operating cash flows of the properties and the effects of current market conditions, the Company determined that its investment in these assets was not fully recoverable and recorded an adjustment of property carrying values aggregating approximately $12.5 million in 2002, of which approximately $1.5 million is included in the caption Income from discontinued operations on the Company's Consolidated Statements of Income.

7. Discontinued Operations and Assets Held for Sale:

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 established criteria beyond that previously specified in Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"), to determine when a long-lived asset is classified as held for sale, and it provides a single accounting model for the disposal of long-lived assets. SFAS 144 was effective beginning January 1, 2002. In accordance with SFAS 144, the Company now reports as discontinued operations assets held for sale (as defined by SFAS 144) as of the end of the current period and assets sold subsequent to January 1, 2002. All results of these discontinued operations, are included in a separate component of income on the Consolidated Statements of Income under the caption Discontinued operations. This change has resulted in certain reclassifications of 2003, 2002 and 2001 financial statement amounts.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         The components of Income from discontinued operations for each of the three years in the period ended December 31, 2003 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2003 and 2002 and a full year of operations for those assets classified as held for sale as of December 31, 2003, (in thousands):

                                                                              2003              2002              2001
                                                                             -------        ----------        ---------
           Discontinued Operations:
           Revenues from rental property                                    $ 16,945       $    27,328        $   37,117
           Rental property expenses                                           (4,283)          (10,979)          (10,161)
                                                                            ---------      -----------        ----------
           Income from property operations                                    12,662            16,349            26,956

           Depreciation of rental property                                    (2,830)           (5,780)           (5,699)
           Other income/(expense)                                                191            (2,641)           (3,066)
                                                                            --------       -----------        ----------

           Income from discontinued operating properties                      10,023             7,928            18,191

           Gain on early extinguishment of debt                                6,760             3,222                 -
           Adjustment of property carrying values                             (4,016)          (22,030)                -

           Gain on disposition of operating properties                        47,657            12,778                 -
                                                                            --------       -----------        ----------

           Income from discontinued operations                              $ 60,424       $     1,898        $   18,191
                                                                            ========       ===========        ==========


         During December 2003, the Company identified two operating properties, comprised of approximately 0.2 million square feet of GLA, as "Held for Sale" in accordance with SFAS 144. The book value of these properties, aggregating approximately $19.4 million, net of accumulated depreciation of approximately $2.1 million, exceeded their estimated fair value. The Company's determination of the fair value of these properties, aggregating approximately $15.4 million, is based upon contracts of sale with third parties less estimated selling costs. As a result, the Company recorded an adjustment of property carrying values of approximately $4.0 million. This adjustment is included, along with the related property operations for the current and comparative years, in the caption Income from discontinued operations on the Company's Consolidated Statements of Income.

         During 2003, the Company reached agreement with certain lenders in connection with three individual non-recourse mortgages encumbering three former Kmart sites. The Company paid approximately $14.2 million in full satisfaction of these loans which aggregated approximately $24.0 million. As a result of these transactions, the Company recognized a gain on early extinguishment of debt of approximately $9.7 million during 2003, of which $6.8 million is included in Income from discontinued operations.

         During November 2002, the Company disposed of an operating property located in Chicago, IL. Net proceeds from this sale of approximately $8.0 million were accepted by a lender in full satisfaction of an outstanding mortgage loan of approximately $11.5 million. As a result of this transaction, the Company recognized a gain of early extinguishment of debt of approximately $3.2 million.

         During 2002, the Company identified two operating properties, comprised of approximately 0.2 million square feet of GLA, as "Held for Sale" in accordance with SFAS No. 144. The book value of these properties, aggregating approximately $28.4 million, net of accumulated depreciation of approximately $2.9 million, exceeded their estimated fair value. The Company's determination of the fair value of these properties, aggregating approximately $7.9 million, is based upon executed contracts of sale with third parties less estimated selling costs. As a result, the Company recorded an adjustment of property carrying values of $20.5 million.

8. Investment and Advances in Real Estate Joint Ventures:

         Kimco Income REIT ("KIR") -

         During 1998, the Company formed KIR, an entity that was established for the purpose of investing in high quality real estate properties financed primarily with individual non-recourse mortgages. These properties include, but are not limited to, fully developed properties with strong, stable cash flows from credit-worthy retailers with long-term leases. The Company originally held a 99.99% limited partnership interest in KIR. Subsequent to KIR's formation, the Company sold a significant portion of its original interest to an institutional investor and admitted three other limited partners. As of December 31, 2003, KIR has received total capital commitments of $569.0 million, of which the Company subscribed for $247.0 million and the four limited partners subscribed for $322.0 million. As of December 31, 2003, the Company has a 43.3% non-controlling limited partnership interest in KIR.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         During 2003, the limited partners in KIR contributed $30.0 million towards their respective capital commitments, including $13.0 million by the Company. As of December 31, 2003, KIR had unfunded capital commitments of $99.0 million, including $42.9 million from the Company.

         The Company's equity in income from KIR for the years ended December
             31, 2003, 2002 and 2001 was approximately $19.8 million, $18.2 million and $14.7 million, respectively.

         In addition, KIR entered into a master management agreement with the Company, whereby, the Company will perform services for fees related to management, leasing, operations, supervision and maintenance of the joint venture properties. For the years ended December 31, 2003, 2002 and 2001, the Company (i) earned management fees of approximately $2.9 million, $2.5 million and $1.9 million, respectively, (ii) received reimbursement of administrative fees of approximately $0.4 million, $1.0 million and $1.4 million, respectively, and (iii) earned leasing commissions of approximately $0.5 million, $0.8 million and $0.3 million, respectively.

         During 2003, KIR purchased two shopping center properties, in separate transactions, aggregating approximately 0.6 million square feet of GLA for approximately $103.5 million.

         During 2003, KIR disposed of two out-parcels in Las Vegas, NV, for an aggregate sales price of approximately $1.4 million, which approximated their net book value.

         During 2003, KIR obtained individual non-recourse, non-cross collateralized fixed-rate ten year mortgages aggregating $78.0 million on two of its previously unencumbered properties with rates ranging from 5.54% to 5.82% per annum. The net proceeds were used to satisfy the outstanding balance on the secured credit facility and partially fund the acquisition of various shopping center properties.

         During September 2003, KIR elected to terminate its secured revolving credit facility. This facility was scheduled to expire in November 2003 and had $5.0 million outstanding at the time of termination, which was paid in full. At December 31, 2002, there was $15.0 million outstanding under this facility.

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

         As of December 31, 2003, the KIR portfolio was comprised of 70 shopping center properties aggregating approximately 14.6 million square feet of GLA located in 21 states.

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

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         During 2003, the RioCan Venture acquired a shopping center property comprising approximately 0.2 million square feet of GLA for a price of approximately CAD $42.6 (approximately USD $29.0 million) including the assumption of approximately CAD $28.7 (approximately USD $19.6 million) of mortgage debt. Additionally during 2003, the RioCan Venture acquired, in a single transaction, four parcels of land adjacent to an existing property for a purchase price of approximately CAD $18.7 million (approximately USD $14.2 million). This property was subsequently encumbered with non-recourse mortgage debt of approximately CAD $16.3 million (approximately USD $12.4 million).

         As of December 31, 2003, the RioCan Venture was comprised of 31 operating properties and three development properties consisting of approximately 7.2 million square feet of GLA.

         Kimco / G.E. Joint Venture ("KROP")

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

         During 2003, GECRE and the Company contributed approximately $45.6 million and $11.4 million, respectively, towards their capital commitments. As of December 31, 2003, KROP had unfunded capital commitments of $144.3 million, including $28.9 million by the Company. Additionally, GECRE and the Company provided short-term interim financing for all acquisitions made by KROP without a mortgage in place at the time of acquisition. All such financing bears interest at rates ranging from LIBOR plus 4.0% to LIBOR plus 5.25% and have maturities of less than one year. KROP had outstanding short-term interim financing due to GECRE and the Company totaling $16.8 million each as of December 31, 2003 and $17.3 million each as of December 31, 2002.

         During 2003, KROP purchased eight shopping centers, in separate transactions, aggregating 1.9 million square feet of GLA for approximately $250.2 million, including the assumption of approximately $6.5 million of mortgage debt encumbering one of the properties.

         During December 2003, KROP disposed of a portion of a shopping center in Columbia, MD, for an aggregate sales price of approximately $2.8 million, which approximated the book value of the property.

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

         During 2003, KROP obtained individual non-recourse, non-cross collateralized fixed rate mortgages aggregating approximately $89.3 million on three of its previously unencumbered properties with rates ranging from 4.25% to 5.92% and terms ranging from five to ten years.

         During 2003, KROP obtained individual non-recourse, non-cross collateralized variable-rate five year mortgages aggregating approximately $35.6 million on five of its previously unencumbered properties with rates ranging from LIBOR plus 2.2% to LIBOR plus 2.5%. In order to mitigate the risks of interest rate fluctuations associated with these variable rate obligations, KROP entered into interest rate cap agreements for the notional values of these mortgages.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

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

         As of December 31, 2003, the KROP portfolio was comprised of 23 shopping center properties aggregating approximately 3.5 million square feet of GLA located in 12 states.

         Other Real Estate Joint Ventures -

         The Company and its subsidiaries have investments in and advances to various other real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases.

         During June 2003, the Company acquired a former Service Merchandise property located in Novi, MI, through a joint venture, in which the Company has a 42.5% non-controlling interest. The property was acquired for a purchase price of approximately $4.1 million.

         During June 2003, the Company acquired a property located in South
             Bend, IN, through a joint venture in which the Company has a 37.5% non-controlling interest. The property was acquired for an aggregate purchase price of approximately $4.9 million.

         During July 2003, the Company acquired a property located in Pineville, NC, through a joint venture, in which the Company has a 20% non-controlling interest. The property was acquired for a purchase price of approximately $27.3 million, including $19.3 million of non-recourse mortgaged debt encumbering the property.

         During August 2003, the Company acquired a property located in Shaumburg, IL, through a joint venture in which the Company has a 45% non-controlling interest. The property was purchased for an aggregate purchase price of approximately $66.6 million. Simultaneous with the acquisition, the venture obtained a $51.6 million non-recourse mortgage at a floating interest rate of LIBOR plus 2.25%.

         During December 2003, the Company, in a single transaction, sold a 50.0% interest in each of its properties located in Saltillo and Monterrey, Mexico for an aggregate sales price of approximately MXN $240.4 million (USD $21.4 million) which approximated 50.0% of their aggregate carrying value. As a result, the Company has a 50% non-controlling interest in these properties and accounts for the investment under the equity method of accounting.

         Additionally, during the year ended December 31, 2003, the Company acquired 11 properties, in separate transactions, through various joint ventures in which the Company has a 50% non-controlling interest. These properties were acquired for an aggregate purchase price of approximately $113.3 million, including $40.5 million of non-recourse debt encumbering six of the properties.

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

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         Additionally, during 2002, the Company, in separate transactions, disposed of two operating properties through a joint venture in which the Company has a 50% non-controlling interest. The properties were located in Tempe, AZ and Glendale, AZ and sold for approximately $19.2 million and $1.7 million, respectively.

         The Company accounts for its investments in unconsolidated real estate joint ventures under the equity method of accounting.

         Summarized financial information for the recurring operations of these real estate joint ventures, is as follows (in millions):

                                                              December 31,
                                                         2003            2002
                                                         ----            ----
           Assets:
                  Real estate, net                    $3,313.0         $2,511.8
                  Other assets                           156.2            132.5
                                                      --------         --------

                                                      $3,469.2         $2,644.3
                                                      ========         ========

           Liabilities and Partners' Capital:
                  Notes Payable                       $   33.6         $   49.6
                  Mortgages payable                    2,343.7          1,720.6
                  Other liabilities                      107.2            116.6
                  Minority Interest                       10.8             10.8
                  Partners' capital                      973.9            746.7
                                                      --------         --------

                                                      $3,469.2         $2,644.3
                                                      ========         ========


                                                      Year Ended December 31,
                                                     2003      2002      2001
                                                    ------    ------    ------

           Revenues from rental property            $433.5    $314.8    $209.4
                                                    ------    ------    ------

           Operating expenses                       (121.9)    (78.2)    (52.9)
           Interest                                 (140.1)   (108.0)    (74.5)
           Depreciation and amortization             (68.0)    (41.6)    (31.0)
           Other, net                                 (9.3)     (4.5)     (3.0)
                                                    ------    ------   -------
                                                    (339.3)   (232.3)   (161.4)
                                                    ------    ------   -------

                Net income                          $ 94.2    $ 82.5     $48.0
                                                    ======    ======    ======

         Other liabilities in the accompanying Consolidated Balance Sheets include accounts with certain real estate joint ventures totaling approximately $11.0 million and $5.3 million at December 31, 2003 and 2002, respectively. The Company and its subsidiaries have varying equity interests in these real estate joint ventures, which may differ from their proportionate share of net income or loss recognized in accordance with generally accepted accounting principles.

         The Company's maximum exposure to losses associated with its unconsolidated joint ventures is limited to its carrying value in these investments. As of December 31, 2003 and 2002, the Company's carrying value in these investments approximated $487.4 million and $390.5 million, respectively.

9. Other Real Estate Investments:

         Ward Venture -

         During March 2001, through a taxable REIT subsidiary, the Company formed a real estate joint venture, (the "Ward Venture") in which the Company has a 50% interest, for purposes of acquiring asset designation rights for substantially all of the real estate property interests of the bankrupt estate of Montgomery Ward LLC and its affiliates. These asset designation rights have provided the Ward Venture the ability to direct the ultimate disposition of the 315 fee and leasehold interests held by the bankrupt estate. The asset designation rights expired in August 2002 for the leasehold positions and expire in December 2004 for the fee owned locations. During the marketing period, the Ward Venture will be responsible for all carrying costs associated with the properties until the property is designated to a user. As of December 31, 2003, there were five properties which continue to be marketed.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         During 2003, the Ward Venture completed transactions on seven properties, and the Company recognized pre-tax profits of approximately $3.5 million.

         During 2002, the Ward Venture completed transactions on 32 properties, and the Company recognized pre-tax profits from the Ward Venture of approximately $11.3 million.

         Leveraged Lease -

         During June 2002, the Company acquired a 90% equity participation interest in an existing leveraged lease of 30 properties. The properties are leased under a long-term bond-type net lease whose primary term expires in 2016, with the lessee having certain renewal option rights. The Company's cash equity investment was approximately $4.0 million. This equity investment is reported as a net investment in leveraged lease in accordance with SFAS No. 13, Accounting for Leases (as amended).

         During 2002, four of these properties were sold whereby the proceeds from the sales were used to paydown the mortgage debt by approximately $9.6 million.

         During 2003, an additional four properties were sold whereby the proceeds from the sales were used to paydown the mortgage debt by approximately $9.1 million. As of December 31, 2003, the remaining 22 properties were encumbered by third-party non-recourse debt of approximately $73.6 million that is scheduled to fully amortize during the primary term of the lease from a portion of the periodic net rents receivable under the net lease.

         As an equity participant in the leveraged lease, the Company has no recourse obligation for principal or interest payments on the debt, which is collateralized by a first mortgage lien on the properties and collateral assignment of the lease. Accordingly, this obligation has been offset against the related net rental receivable under the lease.

         At December 31, 2003 and 2002 the Company's net investment in leveraged lease consists of the following (in millions):

                                                        2003       2002
                                                        ----       ----

             Remaining net rentals                    $81.9      $94.8
             Estimated unguaranteed residual value     59.2       65.2
             Non-recourse mortgage debt               (73.6)     (86.0)
             Unearned and deferred income             (63.6)     (70.0)
                                                      ------     ------

             Net investment in leveraged lease        $ 3.9      $ 4.0
                                                      =====      =====

         Kmart Venture -

         During July 2002, the Company formed the Kmart Venture in which the Company has a controlling interest for purposes of acquiring asset designation rights for 54 former Kmart locations. The total commitment to Kmart by the Kmart Venture, prior to the profit sharing arrangement commencing, was approximately $43.0 million. As of December 31, 2003, the Kmart Venture completed the designation of all properties and has funded the total commitment of approximately $43.0 million to Kmart.

         In addition, the profit sharing arrangement commenced with the Company recognizing pre-tax profits of approximately $0.6 million.

         Kimsouth -

         During November 2002, the Company, through its taxable REIT subsidiary, together with Prometheus Southeast Retail Trust, completed the merger and privatization of Konover Property Trust, which has been renamed Kimsouth Realty, Inc., ("Kimsouth"). The Company acquired 44.5% of the common stock of Kimsouth, which consisted primarily of 38 retail shopping center properties comprising approximately 4.6 million square feet of GLA. Total acquisition value was approximately $280.9 million including approximately $216.2 million in assumed mortgage debt. The Company's investment strategy with respect to Kimsouth includes re-tenanting, repositioning and disposition of the properties.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         During 2003, Kimsouth disposed of 14 shopping center properties, in separate transactions, for an aggregate sales price of approximately $84.0 million, including the assignment of approximately $18.4 million of mortgage debt encumbering six of the properties. During 2003, the Company recognized pre-tax profits from the Kimsouth investment of approximately $12.1 million.

         During December 2002, Kimsouth sold its joint venture interest in a property to its joint venture partner for net proceeds of approximately $4.6 million and disposed of another property for net proceeds of approximately $2.9 million.

         Selected financial information for Kimsouth is as follows (in millions):

                                                               December 31,
                                                             2003        2002
                                                             ----        ----
             Assets:
                Operating real estate, net                  $125.7      $282.3
                Real estate held for sale                     95.5         9.4
                Other assets                                  20.8        28.9
                                                            ------      ------
                                                            $242.0      $320.6
                                                            ======      ======

             Liabilities and Stockholders' Equity:
                Mortgages payable                           $137.0      $185.0
                Other liabilities                              3.6         3.6
                Stockholders' equity                         101.4       132.0
                                                            ------      ------
                                                            $242.0      $320.6
                                                            ======      ======

                                                         Year Ended December 31,
                                                              2003       2002
                                                              ----       ----

             Revenues from Rental Property                  $ 11.4      $ 17.6

             Operating expenses                               (3.8)       (5.3)
             Interest                                         (9.7)       (7.8)
             Depreciation and amortization                    (4.3)       (6.6)
             Other, net                                       (0.1)       (8.6)
                                                            -------     -------
                Loss from continuing operations               (6.5)      (10.7)

             Income from discontinued operations              19.9         4.1
                                                            ------      ------

                Net income/(loss)                           $ 13.4      $ (6.6)
                                                            ======      =======

         As of December 31, 2003, the Kimsouth portfolio was comprised of 22 properties aggregating approximately 3.2 million square feet of GLA located in six states.

         Preferred Equity Capital -

         During 2002, the Company established a preferred equity program, which provides capital to developers and owners of shopping centers. During 2002, the Company provided, in separate transactions, an aggregate of approximately $25.6 million in investment capital to developers and owners of nine shopping centers. During 2003, the Company provided, in separate transactions, an aggregate of approximately $45.5 million in investment capital to developers and owners of 14 shopping centers. Additionally during 2003, the Company received full payment plus incentive payments related to two preferred equity investments. As of December 31, 2003, the Company's net investment under the preferred equity program was $66.4 million relating to 21 shopping centers. For the year ended December 31, 2003 and 2002, the Company earned approximately $4.6 million and $1.0 million, respectively, from these investments.

         Investment in Retail Store Leases -

         The Company has interests in various retail store leases relating to the anchor store premises in neighborhood and community shopping centers. These premises have been sublet to retailers who lease the stores pursuant to net lease agreements. Income from the investment in these retail store leases during the years ended December 31, 2003, 2002 and 2001 was approximately $0.3 million, $0.8 million and $3.2 million, respectively. These amounts represent sublease revenues during the years ended December 31, 2003, 2002 and 2001 of approximately $12.3 million, $13.9 million and $16.8 million, respectively, less related expenses of $10.6 million, $11.7 million and $12.2 million, respectively, and an amount, which in management's estimate, reasonably provides for the recovery of the investment over a period representing the expected remaining term of the retail store leases. The Company's future minimum revenues under the terms of all noncancellable tenant subleases and future minimum obligations through the remaining terms of its retail store leases, assuming no new or renegotiated leases are executed for such premises, for future years are as follows (in millions): 2004, $11.0 and $7.9; 2005, $10.3 and $7.7; 2006, $8.9 and $6.3; 2007,
             $6.6 and $4.4; 2008, $3.9 and $2.7; and thereafter, $4.5 and $2.8, respectively.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

10. Mortgages and Other Financing Receivables:

         During June 2003, the Company provided a five-year $3.5 million loan to Grass America, Inc. ("Grass America") at an interest rate of 12.25% per annum collateralized by certain real estate interests of Grass America. The Company receives principal and interest payments on a monthly basis.

         During December 2003, the Company provided a four-year $8.25 million term loan to Spartan Stores, Inc. ("Spartan") at a fixed rate of 16% per annum. This loan is collateralized by the real estate interests of Spartan with the Company receiving principal and interest payments monthly.

         During December 2003, the Company, through a taxable REIT subsidiary, acquired a $24.0 million participation interest in 12% senior secured notes of the FRI-MRD Corporation ("FRI-MRD") for $13.3 million. These notes, which are currently non-performing, are collateralized by certain equity interests and a note receivable of a FRI-MRD subsidiary.

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

         During 2003, the Company provided, in separate transactions, an aggregate $16.2 million of additional mortgage financing of which $11.5 million has been repaid. These loans have maturities generally ranging from 3 to 30 years and accrue interest at rates ranging from 7% to 12%.

         During March 2002, the Company provided a $15.0 million three-year loan to Gottchalks, Inc., at an interest rate of 12.0% per annum collateralized by three properties. The Company receives principal and interest payments on a monthly basis. As of December 31, 2003, the outstanding loan balance was approximately $13.3 million.

         During May 2002, in connection with Frank's Nursery & Crafts, Inc.
             ("Franks") emergence from Chapter 11 under the U.S. Bankruptcy Code, the Company received approximately 4.3 million shares of Frank's common stock in settlement of its pre-petition claim. The Company also provided exit financing in the form of a $15.0 million three-year term loan at a fixed interest rate of 10.25% per annum collateralized by 40 real estate interests. Simultaneously, the Company provided an additional $17.5 million revolving loan, also at an interest rate of 10.25% per annum. Interest is payable quarterly in arrears. As of December 31, 2003, the aggregate outstanding loan balance was approximately $32.5 million. As an inducement to make these loans, Frank's issued the Company approximately 4.4 million warrants with an exercise price of $1.15 per share and 5.0 million warrants with an exercise price of $2.00 per share. During 2003, the Company had written down the remaining carrying value of its equity investment in Frank's common stock and fully reserved the value of Frank's warrants with a corresponding adjustment in OCI.

         During September 2002, a $27.5 million loan to Ames Department Stores,
             Inc. ("AMES"), was restructured as a two-year $100.0 million secured revolving loan of which the Company has a 40% interest. This revolving loan is collateralized by all of Ames' real estate interests. The loan bears interest at 8.5% per annum and provides for contingent interest upon the successful disposition of the Ames properties. There was no outstanding balance on the revolving loan at December 31, 2003.

11. Cash and Cash Equivalents:

         Cash and cash equivalents (demand deposits in banks, commercial paper and certificates of deposit with original maturities of three months or less) includes tenants' security deposits, escrowed funds and other restricted deposits approximating $0.1 million at December 31, 2003 and 2002.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         Cash and cash equivalent balances may, at a limited number of banks and financial institutions, exceed insurable amounts. The Company believes it mitigates its risks by investing in or through major financial institutions. Recoverability of investments is dependent upon the performance of the issuers.

12.  Marketable Securities:

         The amortized cost and estimated fair values of securities available-for-sale and held-to-maturity at December 31, 2003 and 2002 are as follows (in thousands):


                                                                                      December 31, 2003
                                                               ---------------------------------------------------------------
                                                                                 Gross             Gross
                                                               Amortized      Unrealized          Unrealized       Estimated
                                                                 Cost            Gains              Losses         Fair Value
                                                               ---------      ----------          ----------      ------------
             Available-for-sale:
               Equity securities                               $18,513           $ 9,063           $  (272)           $27,304

             Held-to-maturity:
                Other debt securities                           18,373             2,926               (30)            21,269
                                                               -------           -------           -------            -------


             Total marketable securities                       $36,886           $11,989           $  (302)           $48,573
                                                               =======           =======           =======            =======


                                                                                      December 31, 2002
                                                               ---------------------------------------------------------------
                                                                                 Gross             Gross
                                                               Amortized      Unrealized          Unrealized       Estimated
                                                                 Cost            Gains              Losses         Fair Value
                                                               ---------      ----------          ----------      ------------
             Available-for-sale:
               Equity securities                               $38,875           $ 5,038           $  (873)           $43,040

             Held-to-maturity:
                Other debt securities                           23,952             2,002               (26)            25,928
                                                               -------           -------           -------            -------

             Total marketable securities                       $62,827           $ 7,040           $  (899)           $68,968
                                                               =======           =======           =======            =======


         As of December 31, 2003, the contractual maturities of Other debt securities classified as held-to-maturity are as follows: within one year, $2.7 million; after one year through five years, $0.0; after five years through 10 years, $12.1 million and after 10 years, $3.6 million. Actual maturities may differ from contractual maturities as issuers may have the right to prepay debt obligations with or without prepayment penalties.

13.  Notes Payable:

         The Company has implemented a medium-term notes ("MTN") program pursuant to which it may, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including
             (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs, and (ii) managing the Company's debt maturities.

         As of December 31, 2003, a total principal amount of $757.25 million, in senior fixed-rate MTNs had been issued under the MTN program primarily for the acquisition of neighborhood and community shopping centers, the expansion and improvement of properties in the Company's portfolio and the repayment of certain debt obligations of the Company. These fixed-rate notes have maturities ranging from ten months to ten years as of December 31, 2003 and bear interest at rates ranging from 3.95% to 7.91%. Interest on these fixed-rate senior unsecured notes is payable semi-annually in arrears.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         During May 2003, the Company issued $50.0 million of fixed-rate unsecured senior notes under its MTN program. This fixed rate MTN matures in May 2010 and bears interest at 4.62% per annum, payable semi-annually in arrears. The proceeds from this MTN issuance were used to partially fund the redemption of the Company's $75 million 7 3/4% Class A Cumulative Redeemable Preferred Stock.

         During August 2003, the Company issued $100.0 million of fixed rate unsecured senior notes under its MTN program. This fixed rate MTN matures in August 2008 and bears interest at 3.95% per annum, payable semi-annually in arrears. The proceeds from this MTN issuance were used to redeem all $100.0 million of the Company's remarketed reset notes maturing August 18, 2008 bearing interest at LIBOR plus 1.25%.

         During October 2003, the Company issued $100.0 million of fixed rate unsecured senior notes under its MTN program. This fixed rate MTN matures in October 2013 and bears interest at 5.19% per annum, payable semi-annually in arrears. The proceeds from this MTN issuance were used for the repayment of the Company's 6.5% $100.0 million fixed-rate unsecured senior notes that matured October 1, 2003.

         During July 2002, the Company issued an aggregate $102.0 million of unsecured debt under its MTN program. These issuances consisted of
             (i) an $85.0 million floating-rate MTN which matures in August 2004 and bears interest at LIBOR plus 0.50% per annum and (ii) a $17.0 million fixed-rate MTN which matures in July 2012 and bears interest at 5.98% per annum. The proceeds from these MTN issuances were used toward the repayment of a $110.0 million floating-rate MTN which matured in August 2002. In addition, the Company entered into an interest rate swap agreement on the $85.0 million floating-rate MTN which effectively fixed the interest rate at 2.3725% per annum until November 2003. During 2003, the Company elected not to renew the interest rate swap on the $85.0 million MTN. At December 31, 2003, the rate on this MTN was 1.66% per annum.

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

         As of December 31, 2003, the Company has a total principal amount of $470.0 million, in fixed-rate unsecured senior notes. These fixed-rate notes have maturities ranging six months to ten years as of December 31, 2003, and bear interest at rates ranging from 4.96% to 7.50%. Interest on these fixed-rate senior unsecured notes is payable semi-annually in arrears.

         During June 2003, the Company established a $500.0 million unsecured revolving credit facility (the "Credit Facility") with a group of banks, which is scheduled to expire in August 2006. This Credit Facility replaced the Company's $250.0 million unsecured revolving credit facility. Under the terms of the Credit Facility, funds may be borrowed for general corporate purposes, including the funding of (i) property acquisitions, (ii) development and redevelopment costs, and (iii) any short-term working capital requirements. Interest on borrowings under the Credit Facility accrues at a spread (currently 0.55%) to LIBOR, and fluctuates in accordance with changes in the Company's senior debt ratings. The Company's senior debt ratings are currently A-/stable from Standard & Poors and Baa1/stable from Moody's Investor Services. As part of this Credit Facility, the Company has a competitive bid option where the Company may auction up to $250.0 million of its requested borrowings to the bank group. This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread to LIBOR of 0.55%. A facility fee of 0.15% per annum is payable quarterly in arrears. Pursuant to the terms of the Credit Facility, the Company, among other things, is (i) subject to maintaining certain maximum leverage ratios on both unsecured senior corporate debt and minimum unencumbered asset and equity levels, and (ii) restricted from paying dividends in amounts that exceed 90% of funds from operations, as defined. As of December 31, 2003, there was $45.0 million outstanding under this Credit Facility.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         During October 2003, the Company obtained a $400.0 million unsecured bridge facility that bears interest at LIBOR plus 0.55%. This loan is scheduled to expire September 30,2004 with an option to extend up to $150.0 million for an additional year. The Company utilized these proceeds to partially fund the Mid-Atlantic Realty Trust transaction. Pursuant to the terms of this facility, the Company is subject to the same covenants and requirements as the $500.0 million Credit Facility described above. As of December 31, 2003, there was $329.0 million outstanding on this unsecured bridge facility.

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

         During July 2002, the Company established an additional $150.0 million unsecured revolving credit facility. During December 2002, the Company paid down the outstanding balance and terminated this facility.

         The scheduled maturities of all unsecured senior notes payable as of December 31, 2003 are approximately as follows (in millions): 2004, $514.0; 2005, $200.25; 2006, $130.0; 2007, $195.0; 2008, $100.0 and
             thereafter, $547.0.

14.  Mortgages Payable:

         During October 2003, in connection with the Mid-Atlantic Merger, the Company assumed approximately $181.7 million of individual non-recourse mortgages encumbering twenty properties, including an aggregate premium of $24.6 million related to the fair value adjustment of these mortgages in accordance with SFAS No. 141. As of December 31, 2003, the aggregate outstanding balance of these mortgages was $180.9 million with the Company realizing a $0.8 million reduction in interest expense related to the amortization of the mortgage premium.

         As part of the Company's strategy to reduce its exposure to Kmart Corporation, the Company had previously encumbered certain Kmart sites with individual non-recourse mortgages. As a result of the Kmart bankruptcy filing in January 2002 and the subsequent rejection of leases including these encumbered sites, the Company, during July 2002, had suspended debt service payments on these loans and began active negotiations with the respective lenders.

         During 2003, the Company reached agreement with certain lenders in connection with three individual non-recourse mortgages encumbering three former Kmart sites. The Company paid approximately $14.2 million in full satisfaction of these loans which aggregated approximately $24.0 million. As a result of these transactions, the Company recognized a gain on early extinguishment of debt of approximately $9.7 million during 2003, of which $6.8 million is included in Income from discontinued operations.

         During December 2002, the Company reached agreement with certain lenders in connection with four former Kmart sites. The Company paid approximately $24.2 million in full satisfaction of the loans encumbering these properties which aggregated $46.5 million and the Company recognized a gain on early extinguishment of debt of approximately $22.3 million.

         Mortgages payable, collateralized by certain shopping center properties and related tenants' leases, are generally due in monthly installments of principal and/or interest which mature at various dates through 2023. Interest rates range from approximately 6.10% to 9.75% (weighted average interest rate of 7.85% as of December 31, 2003). The scheduled maturities of all mortgages payable as of December 31, 2003, are approximately as follows (in millions):
             2004, $8.7; 2005, $14.2; 2006, $53.1; 2007, $12.6; 2008, $43.1 and
             thereafter, $244.2.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         One of the Company's properties is encumbered by approximately $6.4 million in floating-rate, tax-exempt mortgage bond financing. The rate on this bond is reset annually, at which time bondholders have the right to require the Company to repurchase the bonds. The Company has engaged a remarketing agent for the purpose of offering for resale the bonds in the event it is tendered to the Company. All bonds tendered for redemption in the past have been remarketed and the Company has arrangements, including letters of credit, with banks to both collateralize the principal amount and accrued interest on such bonds and to fund any repurchase obligations.

15. Construction Loans Payable:

         During 2003, the Company obtained construction financing on seven ground-up development projects for an aggregate loan commitment amount of up to $152.2 million, of which approximately $45.6 million was funded for the year ended December 31, 2003. As of December 31, 2003, the Company had a total of thirteen construction loans with total commitments of up to $238.9 million of which $92.8 million had been funded. These loans have maturities ranging from 3 to 34 months and variable interest rates ranging from 2.87% to 5.00% at December 31, 2003. These construction loans are collateralized by the respective projects and associated tenants' leases. The scheduled maturities of all construction loans payable as of December 31, 2003 are approximately as follows (in millions):
             2004, $47.7; 2005, $30.1 and 2006, $15.0.

16. Fair Value Disclosure of Financial Instruments:

         All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation based upon an interpretation of available market information and valuation methodologies reasonably approximate their fair values except those listed below for which fair values are reflected. The valuation method used to estimate fair value for fixed rate debt is based on discounted cash flow analyses. The fair values for marketable securities are based on published or securities dealers' estimated market values. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of the Company's financial instruments. The following are financial instruments for which the Company's estimate of fair value differs from the carrying amounts (in thousands):


                                                                                   December 31,
                                                      ----------------------------------------------------------------------
                                                                    2003                                2002
                                                      -------------------------------         ------------------------------
                                                         Carrying          Estimated            Carrying         Estimated
                                                         Amounts           Fair Value            Amounts         Fair Value
                                                      -----------         -----------         -----------       ------------
           Marketable Securities                      $    45,677         $    48,573         $    66,992       $    68,968

           Notes Payable                              $ 1,686,250         $ 1,756,834         $ 1,302,250       $ 1,353,884

           Mortgages Payable                          $   375,914         $   421,123         $   230,760       $   282,361


17. Financial Instruments - Derivatives and Hedging:

         The Company is exposed to the effect of changes in interest rates, foreign currency exchange rate fluctuations and market value fluctuations of equity securities. The Company limits these risks by following established risk management policies and procedures including the use of derivatives.

         The principal financial instruments currently used by the Company are interest rate swaps, foreign currency exchange forward contracts, cross currency swaps and warrant contracts. The Company, from time to time, hedges the future cash flows of its floating-rate debt instruments to reduce exposure to interest rate risk principally through interest rate swaps with major financial institutions. The Company had interest-rate swap agreements on its $85.0 million floating-rate MTN and on its $100.0 million floating-rate remarketed reset notes, which were designated and qualified as cash flow hedges of the variability in floating-rate interest payments on the hedged debt. The Company determined that these swap agreements were highly effective in offsetting future variable interest cash flows related to the Company's debt portfolio.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         The swap agreement relating to the Company's $100.0 million floating-rate remarketed reset notes matured in August 2003. This agreement was not renewed as the Company elected to pay-off its outstanding $100.0 million floating-rate remarketed reset notes during August 2003.

         The swap agreement relating to the Company's $85.0 million floating-rate MTN matured in November 2003. The Company has elected not to renew this contract.

         For the years ended December 31, 2003 and 2002, the change in the fair value of the interest rate swaps was $0.6 million and $3.3 million, respectively, which was recorded in OCI, a component of stockholders' equity, with a corresponding liability reduction for the same amount.

         As of December 31, 2003, the Company had foreign currency forward contracts designated as hedges of its Canadian investments in real estate aggregating approximately CAD $184.6 million. In addition, the Company had foreign currency forward contracts and a cross currency swap with an aggregate notional amount of approximately $381.8 million pesos ("MXN") (approximately USD $34.0 million) designated as hedges of its Mexican real estate investments. In December 2003, the Company sold 50% of its Mexican investments and assigned approximately MXN $156.9 million of the MXN hedges in connection with the sale of the underlying investments that were being hedged. At December 31, 2003, the Company had remaining Mexican net investment hedges outstanding with a notional amount of approximately MXN $224.9 million.

         The Company has designated these foreign currency agreements as net investment hedges of the foreign currency exposure of its net investment in Canadian and Mexican real estate operations. The Company believes these agreements are highly effective in reducing the exposure to fluctuations in exchange rates. As such, gains and losses on these net investment hedges were reported in the same manner as a translation adjustment in accordance with SFAS No. 52, Foreign Currency Translation. During 2003, $25.1 million of unrealized losses and $0.2 million of unrealized gains were included in the cumulative translation adjustment relating to the Company's net investment hedges of its Canadian and Mexican investments.

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

         For the year ended December 31, 2003, the change in fair value of the warrants resulted in an unrealized gain of approximately $6.0 million, which was recorded in OCI with a corresponding increase in Other assets for the same amount.

         The following table summarized the notional values and fair values of the Company's derivative financial instruments as of December 31, 2003:


                                                                                                             Fair Value
                    Hedge Type                      Notional Value             Rate         Maturity        (in millions)
                    ----------                      --------------             ----         --------        -------------
           Warrants - cash flow                    2,500,000 shares of           CAD           9/06            $8.3
                                                   common stock                 $11.02

           Foreign currency forwards - net         CAD $184.6 million           1.4013 -     1/05 - 7/06     ($23.8)
           investment                                                          1.6194

           Foreign currency forwards - net         MXN $142.5 million           11.838 -       10/04          ($0.5)
           investment                                                          12.615          11/04

           MXN cross currency swap                 MXN $82.4 million            7.227          10/07          ($0.2)
           - net investment

           Foreign currency forwards - fair value  CAD $5.0 million            1.5918          4/05           ($0.6)


                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         As of December 31, 2003, these derivative instruments were reported at their fair value as other liabilities of $25.1 million and other assets of $8.3 million. The Company does not expect to reclassify to earnings any of the current balance during the next 12 months.

18. Preferred Stock, Common Stock and DownREIT Unit Transactions:

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

         During June 2003, the Company redeemed all 2,000,000 outstanding depositary shares of the Company's Class B Preferred Stock, all 3,000,000 outstanding depositary shares of the Company's Class A Preferred Stock and all 4,000,000 outstanding depositary shares of the Company's Class C Preferred Stock, each at a redemption price of $25.00 per depositary share, totaling $225.0 million, plus accrued dividends. In accordance with Emerging Issues Task Force ("EITF") D-42, the Company deducted from the calculation of net income available to common shareholders original issuance costs of approximately $7.8 million associated with the redemption of the Class A Preferred Stock, Class B Preferred Stock and Class C Preferred Stock.

         During June 2003, the Company issued 7,000,000 Depositary Shares (the
             "Class F Depositary Shares"), each such Class F Depositary Share representing a one-tenth fractional interest of a share of the Company's 6.65% Class F Cumulative Redeemable Preferred Stock, par value $1.00 per share (the "Class F Preferred Stock"). Dividends on the Class F Depositary Shares are cumulative and payable quarterly in arrears at the rate of 6.65% per annum based on the $25.00 per share initial offering price, of $1.6625 per annum. The Class F Depositary Shares are redeemable, in whole or part, for cash on or after June 5, 2008 at the option of the Company, at a redemption price of $25.00 per depositary share, plus any accrued and unpaid dividends thereon. The Class F Depositary Shares are not convertible or exchangeable for any other property or securities of the Company. Net proceeds from the sale of the Class F Depositary Shares, totaling approximately $169.0 million (after related transaction costs of $6.0 million) were used to redeem all of the Company's Class B Preferred Stock and Class C Preferred Stock and to fund a portion of the redemption of the Company's Class A Preferred Stock.

         Voting Rights - As to any matter on which the Class F Preferred Stock,
             ("Preferred Stock") may vote, including any action by written consent, each share of Preferred Stock shall be entitled to 10 votes, each of which 10 votes may be directed separately by the holder thereof. With respect to each share of Preferred Stock, the holder thereof may designate up to 10 proxies, with each such proxy having the right to vote a whole number of votes (totaling 10 votes per share of Preferred Stock). As a result, each Class F Depositary Share is entitled to one vote.

         Liquidation Rights - In the event of any liquidation, dissolution or winding up of the affairs of the Company, the Preferred Stock holders are entitled to be paid, out of the assets of the Company legally available for distribution to its stockholders, a liquidation preference of $250.00 per share ($25.00 per Class F Depositary Share), plus an amount equal to any accrued and unpaid dividends to the date of payment, before any distribution of assets is made to holders of the Company's common stock or any other capital stock that ranks junior to the Preferred Stock as to liquidation rights.

         During June 2003, the Company completed a primary public stock offering of 2,070,000 shares of the Company's common stock. The net proceeds from this sale of common stock, totaling approximately $76.0 million (after related transaction costs of $0.7 million) were used for general corporate purposes, including the acquisition of interests in real estate properties.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         During September 2003, the Company completed a primary public stock offering of 2,760,000 shares of the Company's common stock. The net proceeds from this sale of common stock, totaling approximately $112.7 million (after related transaction costs of $1.0 million) were used for general corporate purposes, including the acquisition of interests in real estate properties.

         During October 2002, the Company acquired an interest in a shopping center property located in Daly City, CA valued at $80.0 million through the issuance of approximately 2.4 million downREIT units (the "Units") which are convertible at a ratio of 1:1 into the Company's common stock. The downREIT unit holder has the right to convert the Units anytime after one year. In addition, the Company has the right to mandatorily require a conversion after ten years. If at the time of conversion the common stock price for the 20 previous trading days is less than $33.57 per share the unit holder would be entitled to additional shares, however, the maximum number of additional shares is limited to 251,966 based upon a floor common stock price of $30.36. The Company has the option to settle the conversion in cash. Dividends on the Units are paid quarterly at the rate of the Company's common stock dividend multiplied by
             1.1057. The value of the units is included in Minority interests in partnerships on the accompanying Consolidated Balance Sheets.

19. Supplemental schedule of non-cash investing/financing activities:

         The following schedule summarizes the non-cash investing and financing activities of the Company for the years ended December 31, 2003, 2002 and 2001 (in thousands):


                                                                         2003                  2002                  2001
                                                                         ----                  ----                  ----
           Acquisition of real estate interests by assumption of
           mortgage debt                                           $   180,893           $     3,477           $    17,220

           Acquisition of real estate interest by issuance of
           convertible downREIT units
                                                                   $         -           $    80,000           $         -

           Acquisition of real estate through purchase of
           partnership interests                                   $         -           $     6,638           $         -

           Investment in real estate joint ventures by issuance
           of stock and contribution of property
                                                                   $         -           $         -           $     3,420

           Disposition of real estate interests by assignment of
           mortgage debt                                           $    23,068           $    28,747           $         -

           Proceeds held in escrow from sale of real estate
           interests                                               $    41,194           $     5,433           $         -

           Notes received upon disposition of real estate
           interests                                               $    14,490           $         -           $       400

           Notes received upon exercise of stock options
                                                                   $       100           $       555           $       850

           Declaration of dividends paid in succeeding period
                                                                   $    65,969           $    59,646           $    57,345

20. Transactions with Related Parties:

         The Company, along with its joint venture partner provided KROP short-term interim financing for all acquisitions by KROP for which a mortgage was not in place at the time of closing. All such financing had maturities of less than one year and bears interest at rates ranging from LIBOR plus 4.0% to LIBOR plus 5.25% and LIBOR plus 4.0% and LIBOR plus 4.5% for the years ended December 31, 2003 and 2002, respectively. KROP had outstanding short-term interim financing due to GECRE and the Company totaling $16.8 million each as of December 31, 2003 and $17.3 million each as of December 31, 2002. The Company earned $1.0 million and $0.8 million during 2003 and 2002, respectively, related to such interim financing.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

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

         Reference is made to Notes 8 and 9 for additional information regarding transactions with related parties.

21. Commitments and Contingencies:

         The Company and its subsidiaries are primarily engaged in the operation of shopping centers which are either owned or held under long-term leases which expire at various dates through 2087. The Company and its subsidiaries, in turn, lease premises in these centers to tenants pursuant to lease agreements which provide for terms ranging generally from 5 to 25 years and for annual minimum rentals plus incremental rents based on operating expense levels and tenants' sales volumes. Annual minimum rentals plus incremental rents based on operating expense levels comprised approximately 99% of total revenues from rental property for each of the three years ended December 31, 2003, 2002 and 2001, respectively.

         The future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows (in millions): 2004, $381.7; 2005, $352.2; 2006, $315.3; 2007, $280.5; 2008, $239.6 and thereafter, $1,477.2.

         Minimum rental payments under the terms of all noncancellable operating leases pertaining to its shopping center portfolio for future years are approximately as follows (in millions): 2004, $11.3; 2005, $10.9; 2006, $10.2; 2007, $9.9; 2008, $8.9 and thereafter, $153.5.

         The Company has issued letters of credit in connection with the collateralization of tax-exempt mortgage bonds, completion guarantees for certain construction projects, and guaranty of payment related to the Company's insurance program. These letters of credit aggregate approximately $15.3 million.

         Additionally, the RioCan Venture, an entity in which the Company holds a 50% non-controlling interest, has a CAD $5.0 million (approximately USD $3.9 million) letter of credit facility. This facility is jointly guaranteed by RioCan and the Company and has approximately CAD $3.1 million (approximately USD $2.4 million) outstanding as of December 31, 2003 relating to various development projects.

         During 2003, the limited partners in KIR, an entity in which the Company holds a 43.3% non-controlling interest, contributed $30.0 million towards their respective capital commitments, including $13.0 million by the Company. As of December 31, 2003, KIR had unfunded capital commitments of $99.0 million, including $42.9 million from the Company.

22.  Incentive Plans:

         The Company maintains a stock option plan (the "Plan") pursuant to which a maximum 18,500,000 shares of the Company's common stock may be issued for qualified and non-qualified options. Options granted under the Plan generally vest ratably over a three-year term, expire ten years from the date of grant and are exercisable at the market price on the date of grant, unless otherwise determined by the Board in its sole discretion. In addition, the Plan provides for the granting of certain options to each of the Company's non-employee directors (the "Independent Directors") and permits such Independent Directors to elect to receive deferred stock awards in lieu of directors' fees.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

         Information with respect to stock options under the Plan for the years ended December 31, 2003, 2002 and 2001 is as follows:


                                                                                                     Weighted Average
                                                                                                      Exercise Price
                                                                               Shares                   Per Share
                                                                               ------                   ---------
         Options outstanding, December 31, 2000                               5,538,795                   $22.44
              Exercised                                                      (1,694,227)                  $20.62
              Granted                                                         2,119,175                   $30.71
              Forfeited                                                         (54,390)                  $25.76
                                                                              ----------
         Options outstanding, December 31, 2001                               5,909,353                   $25.90
              Exercised                                                        (307,831)                  $18.76
              Granted                                                         1,562,525                   $31.27
              Forfeited                                                         (61,974)                  $27.99
                                                                              ----------
         Options outstanding, December 31, 2002                               7,102,073                   $27.37
              Exercised                                                      (1,078,203)                  $23.92
              Granted                                                         1,621,438                   $43.34
              Forfeited                                                         (89,503)                  $31.16
                                                                              ----------
         Options outstanding, December 31, 2003                               7,555,805                   $31.24
                                                                              =========


              Options exercisable -
                    December 31, 2001                                         2,369,288                   $21.98
                                                                              =========                   ======
                    December 31, 2002                                         3,298,417                   $24.06
                                                                              =========                   ======
                    December 31, 2003                                         3,619,774                   $26.47
                                                                              =========                   ======


         The exercise prices for options outstanding as of December 31, 2003 range from $14.78 to $44.36 per share. The weighted average remaining contractual life for options outstanding as of December 31, 2003 was approximately 7.7 years. Options to purchase 5,109,883, 1,731,321 and 3,293,846 shares of the Company's common stock were available for issuance under the Plan at December 31, 2003, 2002 and 2001, respectively.

         The Company maintains a 401(k) retirement plan covering substantially all officers and employees which permits participants to defer up to the maximum allowable amount determined by the Internal Revenue Service of their eligible compensation. This deferred compensation, together with Company matching contributions which generally equal employee deferrals up to a maximum of 5% of their eligible compensation, is fully vested and funded as of December 31, 2003. Company contributions to the plan were approximately $0.8 million, $0.7 million and $0.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

23.  Income Taxes:

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

         Reconciliation between GAAP Net Income and Federal Taxable Income:

         The following table reconciles GAAP net income to taxable income for the years ended December 31, 2003, 2002 and 2001 (in thousands):

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

                                                                                     2003             2002            2001
                                                                                 (Estimated)        (Actual)        (Actual)
                                                                                 -----------        --------        --------
         GAAP net income                                                          $307,879          $245,668         $236,538
             Less: GAAP net income of taxable REIT subsidiaries                    (12,814)          (23,573)         (29,063)
                                                                                  ---------         ---------        ---------
         GAAP net income from REIT operations (Note 1)                             295,065           222,095          207,475
         Net book depreciation in excess of tax depreciation                       (40,781)            4,132            3,612
         Deferred and prepaid rents                                                 (6,000)           (5,944)          (6,647)
         Exercise of non-qualified stock options                                   (11,900)           (2,151)         (15,354)
         Book/tax differences from investments in real estate
         joint ventures                                                            (10,838)          (18,994)          (3,206)
         Book/tax difference on sale of real property                              (30,432)          (13,346)           3,864
         Book adjustment to property carrying values                                 4,016            33,030                -
         Other book/tax differences, net                                            (3,600)           11,719            8,999
                                                                                  ---------         --------         --------
         Adjusted taxable income subject to 90% dividend
           requirements                                                           $195,530          $230,541         $198,743
                                                                                  ========          ========         ========

         Note 1 - All adjustments to "GAAP net income from REIT operations" are net of amounts attributable to minority interest and taxable REIT subsidiaries.

         Reconciliation between Cash Dividends Paid and Dividends Paid
             Deductions (in thousands):

         Cash dividends paid exceeded the dividends paid deduction for the year ended December 31, 2003 and amounted to $246,301. For the years ended December 31, 2002 and 2001, cash dividends paid were equal to the dividends paid deduction and amounted to $235,602 and $209,785, respectively.

         Characterization of Distributions:

         The following characterizes distributions paid for the years ended
             December 31, 2003, 2002 and 2001 (in thousands):


                                           2003                        2002                         2001
                                           ----                        ----                         ----
         Preferred Dividends
           Ordinary income               $13,169          84%        $17,935            96%       $26,253        100%
           Capital gain                    2,451          16%            764             4%             -           -
                                        --------         ----       --------           ----      --------        ----
                                         $15,620         100%        $18,699           100%       $26,253        100%
                                        --------                    --------                     --------

         Common Dividends
           Ordinary income              $171,071          74%       $208,040            96%      $174,380         95%
           Capital gain                   31,840          14%          8,863             4%             -           -
           Return of capital              27,770          12%              -              -         9,152          5%
                                        --------        -----       --------           ----      --------        ----
                                        $230,681         100%       $216,903           100%      $183,532        100%
                                        --------                    --------                     --------

         Total dividends
         distributed                    $246,301                    $235,602                     $209,785
                                        ========                    ========                     ========

         Taxable REIT Subsidiaries ("TRS"):

         Commencing January 1, 2001, the Company is subject to federal, state and local income taxes on the income from its TRS activities.

         Income taxes have been provided for on the asset and liability method as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of the TRS assets and liabilities.

         The Company's TRS income and provision for income taxes for the years ended December 31, 2003, 2002 and 2001, are summarized as follows (in thousands):

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES


                                                            2003         2002        2001
                                                            ----         ----        ----
           Net income before income taxes                  $21,328      $36,477     $48,439
                                                           -------      -------     -------
           Less provision for income taxes:
                    Federal                                  7,104       10,538      15,682
                    State and local                          1,410        2,366       3,694
                                                            ------      -------     -------
                         Total tax provision                 8,514       12,904      19,376
                                                            ------      -------     -------

           TRS net income                                  $12,814      $23,573     $29,063
                                                           =======      =======     =======

         Deferred tax assets of approximately $11.0 million and $4.4 million and deferred tax liabilities of approximately $7.5 million and $1.7 million are included in the caption Other assets and Other liabilities on the accompanying Consolidated Balance Sheets at December 31, 2003 and 2002, respectively. These deferred tax assets and liabilities relate primarily to differences in the timing of the recognition of income/(loss) between GAAP and tax basis of accounting of (i) real estate joint ventures, (ii) other real estate investments and (iii) other deductible temporary differences.

         The income tax provision differs from the amount computed by applying the statutory federal income tax rate to taxable income before income taxes as follows (in thousands):


                                                           2003           2002       2001
                                                           ----           ----       ----
           Federal provision at statutory tax
             rate (35%)                                   $7,465        $12,767     $16,954
           State and local taxes, net of federal
             benefit                                       1,049          2,010       2,422
           Other                                               -         (1,873)          -
                                                          ------        --------    -------

                                                          $8,514        $12,904     $19,376
                                                          ======        =======     =======

24. Supplemental Financial Information:

         The following represents the results of operations, expressed in thousands except per share amounts, for each quarter during years 2003 and 2002:


                                                                                   2003 (Unaudited)
                                                              ------------------------------------------------------------
                                                              Mar. 31            June 30         Sept. 30          Dec. 31
                                                              -------            -------         --------          -------
       Revenues from rental property(1)                       $119,651           $114,988        $118,450         $126,575

       Net income                                              $70,961            $61,346         $91,504          $84,068

           Net income per common share:
                Basic                                           $.63               $.47            $.82             $.73
                Diluted                                         $.63               $.46            $.80             $.72


                                                                                   2002 (Unaudited)
                                                              ------------------------------------------------------------
                                                              Mar. 31            June 30         Sept. 30          Dec. 31
                                                              -------            -------         --------          -------
       Revenues from rental property(1)                       $107,574           $107,911        $105,937         $111,355

       Net income                                              $60,894            $61,055         $60,756          $62,963

           Net income per common share:
                Basic                                           $.54               $.54            $.54             $.56
                Diluted                                         $.53               $.54            $.53             $.56


             (1) All periods have been adjusted to reflect the impact of operating properties sold during 2003 and 2002, and properties classified as held for sale as of December 31, 2003 which are reflected in the caption Discontinued operations on the accompanying Consolidated Statements of Income.

         Accounts and notes receivable in the accompanying Consolidated Balance
             Sheets are net of estimated unrecoverable amounts of approximately $9.7 million and $5.8 million at December 31, 2003 and 2002, respectively.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

25. Pro Forma Financial Information (Unaudited):

         As discussed in Notes 3, 4 and 5, the Company and certain of its subsidiaries acquired and disposed of interests in certain operating properties during 2003. The pro forma financial information set forth below is based upon the Company's historical Consolidated Statements of Income for the years ended December 31, 2003 and 2002, adjusted to give effect to these transactions as of January 1, 2002.

         The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred on January 1, 2002, nor does it purport to represent the results of operations for future periods. (Amounts presented in millions, except per share figures.)

                                                       Years ended December 31,
                                                       2003             2002
                                                       ----             ----

          Revenues from rental property               $530.3           $510.5
          Net income                                  $260.4           $269.0

              Net income per common share:
                   Basic                               $2.22            $2.29
                                                       =====            =====
                   Diluted                             $2.19            $2.27
                                                       =====            =====

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                For Years Ended December 31, 2003, 2002 and 2001
                                 (in thousands)



                                    Balance at                      Adjustments to                          Balance at
                                   Beginning of      Charged to        valuation                              end of
                                      Period          expenses         accounts           Deductions          period
                                 ----------------- --------------- ------------------ ------------------ ----------------
Year Ended December 31, 2003
Allowance for uncollectable
accounts
                                      $5,750           $5,800        $  -                 ($1,900)           $9,650
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
                                 ----------------- --------------- ------------------ ------------------ ----------------



                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2003

                                        INITIAL COST
                                                BUILDING AND    SUBSEQUENT                    BUILDINGS AND
         PROPERTIES                  LAND       IMPROVEMENT   TO ACQUISITION      LAND        IMPROVEMENTS        TOTAL
         ----------                 ----        -----------   --------------   -----------    ------------        -----
INVERNESS HEIGHTS
  MARKET                          $2,494,000   $          -     $ 3,775,429     $ 2,494,000     $ 3,775,429       $ 6,269,429
FAIRFIELD SHOPPING
  CENTER                             529,247      2,137,493         191,059         529,247       2,328,552         2,857,799
HOOVER                               279,106      7,735,873               -         279,106       7,735,873         8,014,979
AVONDALE FIESTA                    2,370,000              -         335,225       1,836,809         868,416         2,705,225
FOUR PEAKS PLAZA                   3,150,780              -      15,238,151       3,015,887      15,373,044        18,388,931
GILBERT FIESTA
  DEVELOPMENT                      1,683,843              -      (1,225,050)        449,313           9,480           458,793
KIMCO MESA 679,
  INC. AZ                          2,915,000     11,686,291         914,588       2,915,000      12,600,879        15,515,879
MARICOPA FIESTA                    2,858,753              -       1,558,719       2,858,753       1,558,719         4,417,472
METRO SQUARE                       4,101,017     16,410,632         491,895       4,101,017      16,902,527        21,003,544
PEORIA CROSSING                    7,212,588              -      25,542,231       6,592,835      26,161,984        32,754,819
HAYDEN PLAZA NORTH                 2,015,726      4,126,509       4,983,587       2,015,726       9,110,096        11,125,822
PHOENIX, COSTCO                    5,324,501     21,269,943         213,315       5,324,501      21,483,258        26,807,759
PHOENIX                            2,450,341      9,802,046         291,881       2,450,341      10,093,927        12,544,268
ALHAMBRA, COSTCO                   4,995,639     19,982,557               -       4,995,639      19,982,557        24,978,196
MADISON PLAZA                      5,874,396     23,476,190          72,166       5,874,396      23,548,356        29,422,752
CHULA VISTA, COSTCO                6,460,743     25,863,153       2,067,978       6,460,743      27,931,131        34,391,874
CORONA HILLS, COSTCO              13,360,965     53,373,453         711,720      13,360,965      54,085,173        67,446,138
LA MIRADA
  THEATRE CENTER                   8,816,741     35,259,965           5,800       8,816,741      35,265,765        44,082,506
THE CENTRE                         3,403,724     13,625,899          42,660       3,403,724      13,668,559        17,072,283
SANTA ANA, HOME DEPOT              4,592,364     18,345,257               -       4,592,364      18,345,257        22,937,621
SANTEE TOWN CENTER                 2,252,812      9,012,256         778,545       2,252,812       9,790,801        12,043,613
WESTLAKE SHOPPING
  CENTER                          16,174,307     64,818,562         850,530      16,174,307      65,669,092        81,843,399
VILLAGE ON THE PARK                2,194,463      8,885,987         203,886       2,194,463       9,089,873        11,284,336
AURORA QUINCY                      1,148,317      4,608,249         176,871       1,148,317       4,785,120         5,933,437
AURORA EAST BANK                   1,500,568      6,180,103         139,219       1,500,568       6,319,322         7,819,890
SPRING CREEK
  COLORADO                         1,423,260      5,718,813          26,244       1,423,260       5,745,057         7,168,317
DENVER WEST
  38TH STREET                        161,167        646,983               -         161,167         646,983           808,150
ENGLEWOOD PHAR MOR                   805,837      3,232,650          18,800         805,837       3,251,450         4,057,287
FORT COLLINS                       1,253,497      7,625,278               -       1,253,497       7,625,278         8,878,775
HERITAGE WEST                      1,526,576      6,124,074         101,887       1,526,576       6,225,961         7,752,537
WEST FARM SHOPPING
  CENTER                           5,805,969     23,348,024         173,962       5,805,969      23,521,986        29,327,955
N.HAVEN, HOME DEPOT                7,704,968     30,797,640         225,056       7,704,968      31,022,696        38,727,664
WATERBURY                          2,253,078      9,017,012         274,246       2,253,078       9,291,258        11,544,336
ELSMERE                                    -      3,185,642               -               -       3,185,642         3,185,642
DOVER                                122,741         66,738               -         122,741          66,738           189,479
MILFORD COMMONS                      964,948      3,171,336               -         964,948       3,171,336         4,136,285
BRANDYWINE COMMONS                 4,863,568     15,984,316               -       4,863,568      15,984,316        20,847,884
ALTAMONTE SPRINGS                    770,893      3,083,574         167,155         770,893       3,250,729         4,021,622
BOCA RATON                           573,875      2,295,501       1,097,481         573,875       3,392,982         3,966,857
BRADENTON                            125,000        299,253         333,571         125,000         632,824           757,824
BAYSHORE GARDENS,
  BRADENTON FL                     2,901,000     11,738,955         350,110       2,901,000      12,089,065        14,990,065
CORAL SPRINGS                        710,000      2,842,907       3,204,985         710,000       6,047,892         6,757,892
CORAL SPRINGS                      1,649,000      6,626,301         157,502       1,649,000       6,783,803         8,432,803
EAST ORLANDO                         491,676      1,440,000       2,879,632       1,007,882       3,803,426         4,811,308
FERN PARK                            225,000        902,000       2,752,630         225,000       3,654,630         3,879,630
REGENCY PLAZA                      2,410,000      9,671,160         169,799       2,410,000       9,840,959        12,250,959
SHOPPES AT AMELIA
  CONCOURSE                        7,600,000              -         127,357       7,600,000         127,357         7,727,357
KISSIMMEE                          1,328,536      5,296,652       1,767,960       1,328,536       7,064,612         8,393,148
LAUDERDALE LAKES                     342,420      2,416,645       2,866,599         342,420       5,283,244         5,625,664
MERCHANTS WALK                     2,580,816     10,366,090         368,803       2,580,816      10,734,892        13,315,709
LARGO                                293,686        792,119       1,154,515         293,686       1,946,634         2,240,320
LEESBURG                                   -        171,636         173,537               -         345,173           345,173
LARGO EAST BAY                     2,832,296     11,329,185       1,121,122       2,832,296      12,450,307        15,282,603
LAUDERHILL                         1,002,733      2,602,415      10,530,161       1,774,443      12,360,866        14,135,309
MELBOURNE                                  -      1,754,000       2,920,178               -       4,674,178         4,674,178
GROVE GATE                           365,893      1,049,172       1,139,954         365,893       2,189,126         2,555,019
NORTH MIAMI                          732,914      4,080,460      10,754,642         732,914      14,835,102        15,568,016

                                                             TOTAL COST,                                   DATE OF
                                 ACCUMULATED              NET OF ACCUMULATED                            CONSTRUCTION(C)
         PROPERTIES              DEPRECIATION               DEPRECIATION            ENCUMBRANCES         ACQUISITION(A)
         ----------              ------------              ------------            -------------         --------------
INVERNESS HEIGHTS
  MARKET                         $          -                 $ 6,269,429            $ 1,021,674             2003(C)
FAIRFIELD SHOPPING
  CENTER                               196,849                   2,660,950                      -            2000(A)
HOOVER                                 793,596                   7,221,383                      -            1999(A)
AVONDALE FIESTA                              -                   2,705,225              1,241,430            2003(C)
FOUR PEAKS PLAZA                             -                  18,388,931              8,008,661            2001(C)
GILBERT FIESTA
  DEVELOPMENT                                -                     458,793                      -            2001(C)
KIMCO MESA 679,
  INC. AZ                            1,775,882                  13,739,997                      -            1998(A)
MARICOPA FIESTA                              -                   4,417,472              2,496,344            2003(C)
METRO SQUARE                         2,354,027                  18,649,517                      -            1998(A)
PEORIA CROSSING                              -                  32,754,819             14,771,480            2000(C)
HAYDEN PLAZA NORTH                     892,095                  10,233,727                      -            1998(A)
PHOENIX, COSTCO                      3,022,240                  23,785,519                      -            1998(A)
PHOENIX                              1,570,403                  10,973,865              7,495,685            1997(A)
ALHAMBRA, COSTCO                     2,831,757                  22,146,439                      -            1998(A)
MADISON PLAZA                        3,316,679                  26,106,073                      -            1998(A)
CHULA VISTA, COSTCO                  3,775,147                  30,616,727                      -            1998(A)
CORONA HILLS, COSTCO                 7,583,405                  59,862,733                      -            1998(A)
LA MIRADA
  THEATRE CENTER                     4,976,644                  39,105,862                      -            1998(A)
THE CENTRE                           1,443,354                  15,628,929              7,739,844            1999(A)
SANTA ANA, HOME DEPOT                2,580,313                  20,357,308                      -            1998(A)
SANTEE TOWN CENTER                   1,209,091                  10,834,522                      -            1998(A)
WESTLAKE SHOPPING
  CENTER                             1,941,605                  79,901,794                      -            2002(A)
VILLAGE ON THE PARK                  1,386,276                   9,898,061                      -            1998(A)
AURORA QUINCY                          712,105                   5,221,331              2,428,536            1998(A)
AURORA EAST BANK                       946,947                   6,872,944                      -            1998(A)
SPRING CREEK
  COLORADO                             868,855                   6,299,462                      -            1998(A)
DENVER WEST
  38TH STREET                           98,132                     710,019                      -            1998(A)
ENGLEWOOD PHAR MOR                     491,784                   3,565,503              1,138,878            1998(A)
FORT COLLINS                           749,494                   8,129,281              2,921,172            2000(A)
HERITAGE WEST                          937,243                   6,815,294                      -            1998(A)
WEST FARM SHOPPING
  CENTER                             3,260,856                  26,067,099             13,044,337            1998(A)
N.HAVEN, HOME DEPOT                  4,336,001                  34,391,663                      -            1998(A)
WATERBURY                            2,374,198                   9,170,139                      -            1993(A)
ELSMERE                              2,843,951                     341,691                      -            1979(C)
DOVER                                        -                     189,479                      -            2003(A)
MILFORD COMMONS                         34,069                   4,102,216                      -            2003(A)
BRANDYWINE COMMONS                     129,751                  20,718,132                      -            2003(A)
ALTAMONTE SPRINGS                      634,908                   3,386,714                      -            1995(A)
BOCA RATON                           1,040,160                   2,926,698                      -            1992(A)
BRADENTON                              388,458                     369,365                      -            1968(C)
BAYSHORE GARDENS,
  BRADENTON FL                       1,718,187                  13,271,878                      -            1998(A)
CORAL SPRINGS                        1,168,911                   5,588,981                      -            1994(A)
CORAL SPRINGS                        1,041,717                   7,391,085                      -            1997(A)
EAST ORLANDO                         1,931,418                   2,879,890                      -            1971(C)
FERN PARK                            1,795,872                   2,083,758                      -            1968(C)
REGENCY PLAZA                        1,017,434                  11,233,525              8,671,846            1999(A)
SHOPPES AT AMELIA
  CONCOURSE                                  -                   7,727,357                      -            2003(C)
KISSIMMEE                            1,337,734                   7,055,413                      -            1996(A)
LAUDERDALE LAKES                     3,508,502                   2,117,162                      -            1968(C)
MERCHANTS WALK                         623,567                  12,692,142                      -            2001(A)
LARGO                                1,620,019                     620,300                      -            1968(C)
LEESBURG                               224,520                     120,652                      -            1969(C)
LARGO EAST BAY                       4,098,961                  11,183,642                      -            1992(A)
LAUDERHILL                           5,667,807                   8,467,502                      -            1974(C)
MELBOURNE                            1,856,886                   2,817,293                      -            1968(C)
GROVE GATE                           1,562,771                     992,248                      -            1968(C)
NORTH MIAMI                          5,264,743                  10,303,273                      -            1985(A)

                                        INITIAL COST
                                                BUILDING AND    SUBSEQUENT                    BUILDINGS AND
         PROPERTIES                  LAND       IMPROVEMENT   TO ACQUISITION      LAND        IMPROVEMENTS        TOTAL
         ----------                 ----        -----------   --------------   -----------    ------------        -----
MILLER ROAD                        1,138,082      4,552,327       1,531,207       1,138,082       6,083,534         7,221,616
MARGATE                            2,948,530     11,754,120       2,602,207       2,948,530      14,356,327        17,304,857
MELBOURNE                            715,844      2,878,374         961,470         715,844       3,839,844         4,555,688
MT. DORA                           1,011,000      4,062,890         116,171       1,011,000       4,179,061         5,190,061
ORLANDO                              923,956      3,646,904       1,862,607       1,172,119       5,261,348         6,433,467
RENAISSANCE CENTER                 9,104,379     36,540,873       3,928,942       9,104,379      40,469,815        49,574,194
SAND LAKE                          3,092,706     12,370,824       1,182,395       3,092,706      13,553,219        16,645,925
ORLANDO                              560,800      2,268,112       2,727,234         580,030       4,976,116         5,556,146
OCALA                              1,980,000      7,927,484       3,409,972       1,980,000      11,337,456        13,317,456
POMPANO BEACH                         97,169        874,442       1,234,339          97,169       2,108,781         2,205,950
PALATKA                              130,844        556,658       1,046,540         130,844       1,603,198         1,734,042
PANAMA CITY                        1,962,500              -       4,703,953       1,962,500       4,703,953         6,666,453
ST. PETERSBURG                             -        917,360         786,647               -       1,704,007         1,704,007
TUTTLE BEE SARASOTA                  254,961        828,465       1,738,002         254,961       2,566,467         2,821,428
SOUTH EAST SARASOTA                1,283,400      5,133,544       3,405,338       1,440,264       8,382,018         9,822,282
SANFORD                            1,832,732      9,523,261       5,498,867       1,832,732      15,022,128        16,854,860
STUART                             2,109,677      8,415,323         436,777       2,109,677       8,852,100        10,961,777
SOUTH MIAMI                        1,280,440      5,133,825       2,554,710       1,280,440       7,688,535         8,968,975
TALLAHASSEE                                -      2,431,659      23,506,501               -      25,938,160        25,938,160
TAMPA, FLORIDA                     3,054,280              -       8,932,812       3,054,280       8,932,812        11,987,092
TAMPA                              2,820,000     11,283,189       1,422,292       2,820,000      12,705,481        15,525,481
VILLAGE COMMONS S.C.               2,192,331      8,774,158         432,183       2,192,331       9,206,341        11,398,672
WEST PALM BEACH                      550,896      2,298,964         582,219         550,896       2,881,183         3,432,079
THE SHOPS AT
  WEST MELBOURNE                   2,200,000      8,829,541       2,281,164       2,200,000      11,110,705        13,310,705
JONESBORO RD. &I-285                 468,118      1,872,473          53,114         468,118       1,925,587         2,393,705
AUGUSTA                            1,482,564      5,928,122       1,785,371       1,482,564       7,713,493         9,196,057
MACON                                262,700      1,487,860       1,562,098         349,326       2,963,332         3,312,658
SAVANNAH                           2,052,270      8,232,978         676,374       2,052,270       8,909,352        10,961,622
SAVANNAH                             652,255      2,616,522         385,802         652,255       3,002,324         3,654,579
CLIVE                                500,525      2,002,101               -         500,525       2,002,101         2,502,626
SOUTHDALE SHOPPING
  CENTER                           1,720,330      6,916,294         793,477       1,720,330       7,709,770         9,430,100
DES MOINES                           500,525      2,559,019          37,079         500,525       2,596,098         3,096,623
DUBUQUE                                    -      2,152,476               -               -       2,152,476         2,152,476
WATERLOO                             500,525      2,002,101           4,162         500,525       2,006,263         2,506,788
ADDISON                                    -        753,343       1,446,475               -       2,199,818         2,199,818
ALTON, BELTLINE HWY                  329,532      1,987,981          59,934         329,532       2,047,915         2,377,447
AURORA, N. LAKE                    2,059,908      9,531,721               -       2,059,908       9,531,721        11,591,629
KRC ARLINGTON HEIGHT               1,983,517      9,178,272      (5,250,000)      1,983,517       3,928,272         5,911,789
BLOOMINGTON                          805,521      2,222,353       5,155,864         805,521       7,378,217         8,183,738
BELLEVILLE,
  WESTFIELD PLAZA                          -      5,372,253               -               -       5,372,253         5,372,253
BRADLEY                              500,422      2,001,687               -         500,422       2,001,687         2,502,109
CALUMET CITY                       1,479,217      8,815,760          63,363       1,479,217       8,879,123        10,358,340
COUNTRYSIDE                                -      4,770,671          35,625               -       4,806,296         4,806,296
CARBONDALE                                 -        500,000               -               -         500,000           500,000
CHICAGO                                    -      2,687,046          56,256               -       2,743,302         2,743,302
CHAMPAIGN, NEIL ST.                  230,519      1,285,460          49,327         230,519       1,334,787         1,565,306
ELSTON                             1,010,375      5,692,211               -       1,010,375       5,692,211         6,702,586
S. CICERO                                  -      1,541,560         149,203               -       1,690,763         1,690,763
CRYSTAL LAKE, NW HWY                 179,964      1,025,811         270,416         180,269       1,295,922         1,476,191
BUTTERFIELD SQUARE                 1,601,960      6,637,926         299,681       1,603,277       6,936,290         8,539,567
DOWNERS PARK PLAZA                 2,510,455     10,164,494         242,902       2,510,455      10,407,396        12,917,851
DOWNER GROVE                         811,778      4,322,956       1,664,058         811,778       5,987,014         6,798,792
ELGIN                                842,555      2,108,674       1,829,451         842,555       3,938,125         4,780,680
FOREST PARK                                -      2,335,884               -               -       2,335,884         2,335,884
FAIRVIEW HTS,
  BELLVILLE RD.                            -     11,866,880       1,781,567               -      13,648,447        13,648,447
GENEVA                               500,422     12,917,712          14,927         500,422      12,932,639        13,433,061
MATTERSON                            950,515      6,292,319       9,419,747         950,515      15,712,066        16,662,581
MT. PROSPECT                       1,017,345      6,572,176       2,456,590       1,017,345       9,028,766        10,046,111
MUNDELIEN, S. LAKE                 1,127,720      5,826,129          42,333       1,129,634       5,866,548         6,996,182
NORRIDGE                                   -      2,918,315               -               -       2,918,315         2,918,315

                                                             TOTAL COST,                                   DATE OF
                                 ACCUMULATED              NET OF ACCUMULATED                            CONSTRUCTION(C)
         PROPERTIES              DEPRECIATION               DEPRECIATION            ENCUMBRANCES         ACQUISITION(A)
         ----------              ------------              ------------            -------------         --------------

MILLER ROAD                         4,422,647                   2,798,968                      -             1986(A)
MARGATE                             3,400,420                  13,904,437                      -             1993(A)
MELBOURNE                             785,236                   3,770,452                      -             1994(A)
MT. DORA                              641,613                   4,548,448                      -             1997(A)
ORLANDO                             1,310,752                   5,122,716                      -             1995(A)
RENAISSANCE CENTER                  5,967,944                  43,606,251                      -             1998(A)
SAND LAKE                           3,242,470                  13,403,454                      -             1994(A)
ORLANDO                               707,751                   4,848,395                      -             1996(A)
OCALA                               1,436,813                  11,880,643                      -             1997(A)
POMPANO BEACH                       1,197,657                   1,008,293                      -             1968(C)
PALATKA                               688,777                   1,045,265                      -             1970(C)
PANAMA CITY                                 -                   6,666,453              5,288,222             2002(C)
ST. PETERSBURG                        695,350                   1,008,657                      -             1968(C)
TUTTLE BEE SARASOTA                 1,600,241                   1,221,187                      -             1970(C)
SOUTH EAST SARASOTA                 2,587,919                   7,234,364                      -             1989(A)
SANFORD                             4,960,109                  11,894,750                      -             1989(A)
STUART                              2,114,739                   8,847,038                      -             1994(A)
SOUTH MIAMI                         1,483,973                   7,485,002                      -             1995(A)
TALLAHASSEE                                 -                  25,938,160             21,500,000             2000(C)
TAMPA, FLORIDA                              -                  11,987,092                      -             2001(C)
TAMPA                               2,098,873                  13,426,608                      -             1997(A)
VILLAGE COMMONS S.C.                1,151,816                  10,246,855                      -             1998(A)
WEST PALM BEACH                       529,331                   2,902,748                      -             1995(A)
THE SHOPS AT
  WEST MELBOURNE                    1,363,921                  11,946,784                      -             1998(A)
JONESBORO RD. &I-285                  854,365                   1,539,340                      -             1988(A)
AUGUSTA                             1,271,556                   7,924,501                      -             1995(A)
MACON                               1,527,745                   1,784,913                      -             1969(C)
SAVANNAH                            2,265,657                   8,695,965                      -             1993(A)
SAVANNAH                              582,351                   3,072,228                      -             1995(A)
CLIVE                                 406,410                   2,096,216                      -             1996(A)
SOUTHDALE SHOPPING
  CENTER                              912,228                   8,517,873              4,658,834             1999(A)
DES MOINES                            508,473                   2,588,150                      -             1996(A)
DUBUQUE                               340,365                   1,812,111                      -             1997(A)
WATERLOO                              406,410                   2,100,378                      -             1996(A)
ADDISON                             1,273,852                     925,966                      -             1968(C)
ALTON, BELTLINE HWY                   652,463                   1,724,984                      -             1998(A)
AURORA, N. LAKE                     1,322,614                  10,269,015                      -             1998(A)
KRC ARLINGTON HEIGHT                1,121,758                   4,790,031                      -             1998(A)
BLOOMINGTON                         3,584,237                   4,599,500                      -             1972(C)
BELLEVILLE,
  WESTFIELD PLAZA                     746,013                   4,626,240                      -             1998(A)
BRADLEY                               464,803                   2,037,306                      -             1996(A)
CALUMET CITY                        1,328,544                   9,029,796                      -             1997(A)
COUNTRYSIDE                           724,718                   4,081,578                      -             1997(A)
CARBONDALE                             64,103                     435,897                      -             1997(A)
CHICAGO                               426,114                   2,317,188                      -             1997(A)
CHAMPAIGN, NEIL ST.                   163,636                   1,401,670                      -             1998(A)
ELSTON                                790,262                   5,912,324                      -             1997(A)
S. CICERO                             269,468                   1,421,295                      -             1997(A)
CRYSTAL LAKE, NW HWY                  153,303                   1,322,887                      -             1998(A)
BUTTERFIELD SQUARE                  1,017,629                   7,521,938                      -             1998(A)
DOWNERS PARK PLAZA                  1,305,408                  11,612,443                      -             1999(A)
DOWNER GROVE                          812,517                   5,986,275                      -             1997(A)
ELGIN                               2,110,650                   2,670,030                      -             1972(C)
FOREST PARK                           374,123                   1,961,761                      -             1997(A)
FAIRVIEW HTS,
  BELLVILLE RD.                     1,680,618                  11,967,829                      -             1998(A)
GENEVA                              1,922,379                  11,510,682              9,529,670             1996(A)
MATTERSON                           1,005,648                  15,656,933                      -             1997(A)
MT. PROSPECT                        1,086,800                   8,959,311                      -             1997(A)
MUNDELIEN, S. LAKE                    808,137                   6,188,045                      -             1998(A)
NORRIDGE                              461,680                   2,456,635                      -             1997(A)


                                        INITIAL COST
                                                BUILDING AND    SUBSEQUENT                    BUILDINGS AND
         PROPERTIES                  LAND       IMPROVEMENT   TO ACQUISITION      LAND        IMPROVEMENTS        TOTAL
         ----------                 ----        -----------   --------------   -----------    ------------        -----
NAPERVILLE                           669,483      4,464,998          70,678         669,483       4,535,676         5,205,159
OTTAWA                               137,775        784,269         361,788         137,775       1,146,057         1,283,832
ORLAND SQUARE                      1,601,960      6,425,253           8,021       1,603,564       6,431,670         8,035,234
ORLAND PARK, S. HARLEM               476,972      2,764,775         973,253         476,972       3,738,028         4,215,000
OAK LAWN                           1,530,111      8,776,631         100,280       1,530,111       8,876,911        10,407,022
OAKBROOK TERRACE                   1,527,188      8,679,108       2,932,327       1,527,188      11,611,435        13,138,623
PEORIA                                     -      5,081,290       1,315,822               -       6,397,112         6,397,112
FREESTATE BOWL                       343,723      1,129,198               -         343,723       1,129,198         1,472,921
SKOKIE                                     -      2,276,360       9,488,383       2,628,440       9,136,303        11,764,743
KRC STREAMWOOD                       181,962      1,057,740         181,885         181,962       1,239,625         1,421,587
WOODGROVE FESTIVAL                 5,049,149     20,822,993       1,427,208       5,049,149      22,250,201        27,299,350
WAUKEGAN                             203,427      1,161,847          37,012         203,772       1,198,514         1,402,286
PLAZA EAST                         1,236,149      4,944,597       2,808,586       1,140,849       7,848,483         8,989,332
PLAZA WEST                           808,435      3,210,187         624,109         808,435       3,834,296         4,642,731
FELBRAM                               72,971        302,579         428,712          72,971         731,291           804,262
GREENWOOD                            423,371      1,883,421       1,573,783         423,371       3,457,204         3,880,575
GRIFFITH                                   -      2,495,820         (19,188)              -       2,476,632         2,476,632
INDIANAPOLIS                         447,600      3,607,193       2,421,883         447,600       6,029,076         6,476,676
LAFAYETTE                            230,402      1,305,943         158,525         230,402       1,464,468         1,694,870
LAFAYETTE                            812,810      3,252,269       1,096,559         812,810       4,348,828         5,161,638
KIMCO LAFAYETTE
  MARKET PLACE                     4,184,000     16,752,165         197,152       4,184,000      16,949,317        21,133,317
KRC MISHAWAKA 895                    378,088      1,999,079             642         378,730       1,999,079         2,377,809
SOUTH BEND, S. HIGH ST.              183,463      1,070,401         196,858         183,463       1,267,259         1,450,722
OVERLAND PARK                      1,183,911      6,335,308         142,374       1,185,906       6,475,687         7,661,593
BELLEVUE                             405,217      1,743,573         138,965         405,217       1,882,538         2,287,755
TURFWAY CROSSING                   2,459,874     12,532,320               -       2,459,874      12,532,320        14,992,194
LEXINGTON                          1,675,031      6,848,209       5,020,794       1,551,079      11,992,955        13,544,034
PADUCAH MALL, KY                           -      1,047,281        (123,196)              -         924,085           924,085
BATON ROUGE                        3,813,873     15,260,609       1,106,214       3,813,873      16,366,823        20,180,696
KIMCO HOUMA 274, LLC               1,980,000      7,945,784         111,866       1,980,000       8,057,650        10,037,650
LAFAYETTE                          2,115,000      8,508,218       8,749,742       3,678,274      15,694,685        19,372,960
GREAT BARRINGTON                     642,170      2,547,830       6,977,863         751,124       9,416,739        10,167,863
DEL ALBA                           3,163,534     10,456,153               -       3,163,534      10,456,153        13,619,687
SHREWSBURY
  SHOPPING CENTER                  1,284,168      5,284,853       4,496,351       1,284,168       9,781,203        11,065,371
CLUB CENTRE
  AT PIKESVILLE                    1,630,003      5,354,041      12,532,320       1,630,003       5,354,041         6,984,043
FULLERTON PLAZA                    2,618,771      8,606,702      10,456,153       2,618,771       8,606,702        11,225,473
GREENBRIER                         7,700,000     20,204,386      12,532,320       7,700,000      20,204,386        27,904,386
HARFORD BUSINESS PARK                307,278      1,010,280      10,456,153         307,278       1,010,280         1,317,558
INGLESIDE                          5,361,167     17,559,576               -       5,361,167      17,559,576        22,920,744
ROLLING ROAD PLAZA                 1,931,564      6,348,068      12,532,320       1,931,564       6,348,068         8,279,631
ROSEDALE PLAZA                     2,927,954      9,611,987      10,456,153       2,927,954       9,611,987        12,539,941
SECURITY SQUARE                    4,440,048     14,559,678      12,532,320       4,440,048      14,559,678        18,999,726
WILKENS BELTWAY PLAZA              3,495,347      9,510,155      10,456,153       3,495,347       9,510,155        13,005,502
WILKENS OFFICE I                     728,978      2,331,383               -         728,978       2,331,383         3,060,361
WILKENS OFFICE II                    830,525      2,656,145      12,532,320         830,525       2,656,145         3,486,670
WILKENS OFFICE III                   317,074      1,014,050      10,456,153         317,074       1,014,050         1,331,124
YORK ROAD PLAZA                    4,545,332     14,913,514               -       4,545,332      14,913,514        19,458,846
PULASKI INDUSTRIAL PARK            2,755,963              -               -       2,755,963               -         2,755,963
HARFORD INDUSTRIAL PARK            2,755,863              -               -       2,755,863               -         2,755,863
WILDE LAKE                         1,468,038      5,869,862          16,649       1,468,038       5,886,511         7,354,548
LYNX LANE                          1,019,035      4,091,894          33,241       1,019,035       4,125,135         5,144,170
OAKLAND MILLS                        667,165      2,663,081               -         667,165       2,663,081         3,330,246
CLINTON BANK BUILDING                141,964        466,369      10,456,153         141,964         466,369           608,334
CLINTON BOWL                          39,779        130,716               -          39,779         130,716           170,496
ENCHANTED FOREST                  12,500,000     18,890,448      12,532,320      12,500,000      18,890,448        31,390,448
SHOPPES AT EASTON                  3,912,673     12,859,457      10,456,153       3,912,673      12,859,457        16,772,130
VILLAGES AT URBANA                 3,190,074          6,067               -       3,190,074           6,067         3,196,141
GAITHERSBURG                         244,890      6,787,534         197,041         244,890       6,984,575         7,229,465
GLEN BURNIE                                -      1,000,000               -               -       1,000,000         1,000,000
ARUNDEL PLAZA                      5,358,071     13,193,129      12,532,320       5,358,071      13,193,129        18,551,199


                                                             TOTAL COST,                                   DATE OF
                                 ACCUMULATED              NET OF ACCUMULATED                            CONSTRUCTION(C)
         PROPERTIES              DEPRECIATION               DEPRECIATION            ENCUMBRANCES         ACQUISITION(A)
         ----------              ------------              ------------            -------------         --------------

NAPERVILLE                              656,092                   4,549,067                      -            1997(A)
OTTAWA                                  948,295                     335,537                      -            1970(C)
ORLAND SQUARE                           983,421                   7,051,814                      -            1998(A)
ORLAND PARK, S. HARLEM                  419,052                   3,795,948                      -            1998(A)
OAK LAWN                              1,349,109                   9,057,912             14,632,890            1997(A)
OAKBROOK TERRACE                      1,350,807                  11,787,816                      -            1997(A)
PEORIA                                  910,391                   5,486,721                      -            1997(A)
FREESTATE BOWL                           18,188                   1,454,733                      -            2003(A)
SKOKIE                                  642,135                  11,122,608              8,454,211            1997(A)
KRC STREAMWOOD                          150,043                   1,271,543                      -            1998(A)
WOODGROVE FESTIVAL                    3,019,250                  24,280,100                      -            1998(A)
WAUKEGAN                                146,737                   1,255,549                      -            1998(A)
PLAZA EAST                            1,328,325                   7,661,008                      -            1995(A)
PLAZA WEST                              675,544                   3,967,187                      -            1995(A)
FELBRAM                                 502,303                     301,959                      -            1970(C)
GREENWOOD                             1,899,649                   1,980,926                      -            1970(C)
GRIFFITH                                381,512                   2,095,120                      -            1997(A)
INDIANAPOLIS                          3,789,661                   2,687,015                      -            1986(A)
LAFAYETTE                             1,197,997                     496,872                      -            1971(C)
LAFAYETTE                               699,985                   4,461,653                      -            1997(A)
KIMCO LAFAYETTE
  MARKET PLACE                        2,369,128                  18,764,189                      -            1998(A)
KRC MISHAWAKA 895                       276,753                   2,101,056                      -            1998(A)
SOUTH BEND, S. HIGH ST.                 150,080                   1,300,642                      -            1998(A)
OVERLAND PARK                           845,755                   6,815,837                      -            1998(A)
BELLEVUE                              1,697,973                     589,782                      -            1976(A)
TURFWAY CROSSING                         98,620                  14,893,574                      -            2003(A)
LEXINGTON                             2,976,612                  10,567,422                      -            1993(A)
PADUCAH MALL, KY                        213,844                     710,241                      -            1998(A)
BATON ROUGE                           2,508,177                  17,672,518                      -            1997(A)
KIMCO HOUMA 274, LLC                    857,164                   9,180,486                      -            1999(A)
LAFAYETTE                             2,159,626                  17,213,334                      -            1997(A)
GREAT BARRINGTON                      1,541,658                   8,626,205                      -            1994(A)
DEL ALBA                                 81,191                  13,538,497              7,898,381            2003(A)
SHREWSBURY
  SHOPPING CENTER                       668,412                  10,396,959                      -            2000(A)
CLUB CENTRE
  AT PIKESVILLE                          68,973                   6,915,070              5,541,966            2003(A)
FULLERTON PLAZA                          51,296                  11,174,178                      -            2003(A)
GREENBRIER                              191,272                  27,713,114             14,104,510            2003(A)
HARFORD BUSINESS PARK                    36,273                   1,281,285                      -            2003(A)
INGLESIDE                               176,919                  22,743,824             15,110,724            2003(A)
ROLLING ROAD PLAZA                       86,187                   8,193,444                      -            2003(A)
ROSEDALE PLAZA                           72,237                  12,467,704              7,967,499            2003(A)
SECURITY SQUARE                         104,906                  18,894,820             12,032,580            2003(A)
WILKENS BELTWAY PLAZA                   113,599                  12,891,903                      -            2003(A)
WILKENS OFFICE I                         38,579                   3,021,783                      -            2003(A)
WILKENS OFFICE II                        43,953                   3,442,718                      -            2003(A)
WILKENS OFFICE III                       16,780                   1,314,344                      -            2003(A)
YORK ROAD PLAZA                         116,114                  19,342,732              8,594,695            2003(A)
PULASKI INDUSTRIAL PARK                       -                   2,755,963                      -            2003(A)
HARFORD INDUSTRIAL PARK                       -                   2,755,863                      -            2003(A)
WILDE LAKE                              263,228                   7,091,320                      -            2002(A)
LYNX LANE                               183,075                   4,961,095                      -            2002(A)
OAKLAND MILLS                           119,297                   3,210,949                      -            2002(A)
CLINTON BANK BUILDING                    10,428                     597,906                      -            2003(A)
CLINTON BOWL                              4,464                     166,031                      -            2003(A)
ENCHANTED FOREST                        256,970                  31,133,478                      -            2003(A)
SHOPPES AT EASTON                        81,830                  16,690,300                      -            2003(A)
VILLAGES AT URBANA                            -                   3,196,141                      -            2003(A)
GAITHERSBURG                            710,858                   6,518,607                      -            1999(A)
GLEN BURNIE                              76,923                     923,077                      -            2000(A)
ARUNDEL PLAZA                           119,353                  18,431,847             12,489,722            2003(A)


                                        INITIAL COST
                                                BUILDING AND    SUBSEQUENT                    BUILDINGS AND
         PROPERTIES                  LAND       IMPROVEMENT   TO ACQUISITION      LAND        IMPROVEMENTS        TOTAL
         ----------                 ----        -----------   --------------   -----------    ------------        -----

GLEN BURNIE VILLAGE                1,576,884      5,214,397      10,456,153       1,576,884       5,214,397         6,791,281
LITTLE GLEN                          382,073      1,255,291               -         382,073       1,255,291         1,637,363
HAGERSTOWN                           541,389      2,165,555       1,010,343         541,389       3,175,898         3,717,287
SHAWAN PLAZA                       4,500,000     21,859,285               -       4,500,000      21,859,285        26,359,285
NEW RIDGE                          1,318,416              -               -       1,318,416               -         1,318,416
LAUREL                               349,562      1,398,250         939,535         349,562       2,337,785         2,687,347
LAUREL                               274,580      1,100,968          (3,820)        274,580       1,097,148         1,371,728
LARGO/LANDOVER                       982,266     27,223,105          17,631         982,266      27,240,737        28,223,003
LUTHERVILLE STATION                4,500,000     15,501,140      12,532,320       4,500,000      15,501,140        20,001,140
ORCHARD SQUARE
  MEDICAL OFFICE                   1,193,858      3,914,500      10,456,153       1,193,858       3,914,500         5,108,358
SOUTHWEST MIXED
  USE PROPERTY                       403,034      1,325,126               -         403,034       1,325,126         1,728,160
NORTH EAST STATION                 1,888,211      6,205,792      10,456,153       1,888,211       6,205,792         8,094,003
NEW TOWN VILLAGE                   4,800,000     24,605,177               -       4,800,000      24,605,177        29,405,177
PERRY HALL                         3,733,309     12,245,774      12,532,320       3,733,309      12,245,774        15,979,083
PERRY HALL
  SUPER FRESH                      3,411,024     11,210,238      10,456,153       3,411,024      11,210,238        14,621,262
NORTHWOOD
  INDUSTRIAL PARK                  1,045,491              -      10,456,154       1,045,491               -         1,045,491
RADCLIFFE @ TOWSON                 4,200,000     20,137,496               -       4,200,000      20,137,496        24,337,496
TIMONIUM CROSSING                  3,488,677     11,470,792      10,456,153       3,488,677      11,470,792        14,959,469
TIMONIUM
  SHOPPING CENTER                  6,000,000     24,282,998               -       6,000,000      24,282,998        30,282,998
WALDORF BOWL                         225,099        739,362               -         225,099         739,362           964,461
WALDORF FIRESTONE                     73,127        240,625      10,456,153          73,127         240,625           313,752
WAVERLY WOODS                      4,818,548     15,796,561               -       4,818,548      15,796,561        20,615,108
BANGOR, ME                           403,833      1,622,331          93,752         403,833       1,716,083         2,119,916
CLAWSON                            1,624,771      6,578,142       2,634,964       1,624,771       9,213,106        10,837,877
WHITE LAKE                         2,300,050      9,249,607       1,389,807       2,300,050      10,639,414        12,939,464
FARMINGTON                         1,098,426      4,525,723       2,082,904       1,098,426       6,608,627         7,707,053
FLINT                                984,338      8,053,218         602,467         984,338       8,667,600         9,651,938
LIVONIA                              178,785        925,818         645,865         178,785       1,571,683         1,750,468
MUSKEGON                             391,500        958,500         813,805         391,500       1,772,305         2,163,805
LAKE CROSSING                      5,064,943              -               -       5,064,943       5,661,869        10,726,812
TAYLOR                             1,451,397      5,806,263         235,289       1,451,397       6,041,552         7,492,949
WALKER                             3,682,478     14,730,060       1,849,480       3,682,478      16,579,540        20,262,018
BRIDGETON                                  -      2,196,834               -               -       2,196,834         2,196,834
CREVE COEUR,
  WOODCREST/OLIVE                  1,044,598      5,475,623         502,705         960,813       6,062,112         7,022,926
CRYSTAL CITY, MI                           -        234,378               -               -         234,378           234,378
CAPE GIRARDEAU                             -      2,242,469               -               -       2,242,469         2,242,469
HAZELWOOD, MO                              -              -         324,258               -         324,258           324,258
INDEPENDENCE,
  NOLAND DR.                       1,728,367      8,951,101          57,226       1,731,300       9,005,394        10,736,694
NORTH POINT
  SHOPPING CENTER                  1,935,380      7,800,746         167,922       1,935,380       7,968,668         9,904,048
KIRKWOOD                                   -      9,704,005       7,183,333               -      16,887,338        16,887,338
KANSAS CITY                          574,777      2,971,191         246,276         574,777       3,217,467         3,792,244
LEMAY                                125,879        503,510         245,339         125,879         748,849           874,728
GRAVOIS                            1,032,416      4,455,514      10,418,245       1,032,416      14,873,759        15,906,175
ST. CHARLES-UNDER-
  DEVELOPED LAND, MO                 431,960              -         758,855         431,960         758,855         1,190,815
SPRINGFIELD                        2,745,595     10,985,778       4,567,016       2,904,022      15,394,367        18,298,389
KMART PARCEL                         905,674      3,666,386       4,922,621         905,674       8,589,007         9,494,681
KRC ST. CHARLES                            -        550,204               -               -         550,204           550,204
ST. LOUIS,
  CHRISTY BLVD.                      809,087      4,430,514         892,293         809,087       5,322,807         6,131,894
OVERLAND                                   -      4,928,677         161,877               -       5,090,554         5,090,554
ST. LOUIS                                  -      5,756,736         216,173               -       5,972,909         5,972,909
ST. LOUIS                                  -      2,766,644          43,298               -       2,809,942         2,809,942
ST. PETERS                         1,182,194      7,423,459       5,636,695       1,182,194      13,060,154        14,242,348
SPRINGFIELD,
  GLENSTONE AVE.                           -        608,793       1,591,352               -       2,200,145         2,200,145
CHARLOTTE                            919,251      3,570,981       1,036,008         919,251       4,606,989         5,526,240
CHARLOTTE                          1,783,400      7,139,131         383,767       1,783,400       7,522,898         9,306,298
TYVOLA RD.                                 -      4,736,345       1,912,767               -       6,649,112         6,649,112
CROSSROADS PLAZA                     767,864      3,098,881               -         767,864       3,098,881         3,866,744
KIMCO CARY 696, INC.               2,180,000      8,756,865         383,993       2,256,799       9,064,059        11,320,858
HOPE VALLEY FARMS                  3,977,412              -       8,396,843       3,579,498       8,794,757        12,374,254
DURHAM                             1,882,800      7,551,576       1,130,056       1,882,800       8,681,632        10,564,432
LANDMARK STATION S.C.              1,200,000      4,808,785         120,291       1,200,000       4,929,076         6,129,076


                                                             TOTAL COST,                                   DATE OF
                                 ACCUMULATED              NET OF ACCUMULATED                            CONSTRUCTION(C)
         PROPERTIES              DEPRECIATION               DEPRECIATION            ENCUMBRANCES         ACQUISITION(A)
         ----------              ------------              ------------            -------------         --------------

GLEN BURNIE VILLAGE                    100,300                   6,690,981                      -        2003(A)
LITTLE GLEN                             27,404                   1,609,960                      -        2003(A)
HAGERSTOWN                           1,966,480                   1,750,807                      -        1973(C)
SHAWAN PLAZA                           239,308                  26,119,977             14,381,403        2003(A)
NEW RIDGE                                    -                   1,318,416                      -        2003(A)
LAUREL                                 605,545                   2,081,802                      -        1995(A)
LAUREL                                 923,915                     447,813                      -        1972(C)
LARGO/LANDOVER                       2,792,415                  25,430,588                      -        1999(A)
LUTHERVILLE STATION                    127,110                  19,874,030                      -        2003(A)
ORCHARD SQUARE
  MEDICAL OFFICE                        56,713                   5,051,645              2,909,374        2003(A)
SOUTHWEST MIXED
  USE PROPERTY                          67,605                   1,660,555                      -        2003(A)
NORTH EAST STATION                      52,420                   8,041,582                      -        2003(A)
NEW TOWN VILLAGE                       230,482                  29,174,695             13,083,020        2003(A)
PERRY HALL                             147,354                  15,831,729              6,039,755        2003(A)
PERRY HALL
  SUPER FRESH                           67,513                  14,553,749                      -        2003(A)
NORTHWOOD
  INDUSTRIAL PARK                            -                   1,045,491                      -        2003(A)
RADCLIFFE @ TOWSON                     223,362                  24,114,134                      -        2003(A)
TIMONIUM CROSSING                      154,581                  14,804,888              6,081,662        2003(A)
TIMONIUM
  SHOPPING CENTER                      463,017                  29,819,981             11,154,139        2003(A)
WALDORF BOWL                            10,134                     954,327                      -        2003(A)
WALDORF FIRESTONE                        2,874                     310,878                      -        2003(A)
WAVERLY WOODS                          149,257                  20,465,852             13,620,453        2003(A)
BANGOR, ME                              86,735                   2,033,182                      -        2001(A)
CLAWSON                              2,077,190                   8,760,686                      -        1993(A)
WHITE LAKE                           1,931,680                  11,007,784                      -        1996(A)
FARMINGTON                           1,466,711                   6,240,342                      -        1993(A)
FLINT                                3,482,094                   6,169,844                      -        2000(A)
LIVONIA                                579,337                   1,171,131                      -        1968(C)
MUSKEGON                             1,354,982                     808,823                      -        1985(A)
LAKE CROSSING                                -                  10,726,812                      -        2003(C)
TAYLOR                               1,534,811                   5,958,138                      -        1993(A)
WALKER                               3,997,277                  16,264,741                      -        1993(A)
BRIDGETON                              352,088                   1,844,746                      -        1997(A)
CREVE COEUR,
  WOODCREST/OLIVE                      818,682                   6,204,243                      -        1998(A)
CRYSTAL CITY, MI                        31,111                     203,267                      -        1997(A)
CAPE GIRARDEAU                         347,533                   1,894,936                      -        1997(A)
HAZELWOOD, MO                           32,257                     292,001                      -        1971(C)
INDEPENDENCE,
  NOLAND DR.                         1,247,080                   9,489,614                      -        1998(A)
NORTH POINT
  SHOPPING CENTER                    1,024,881                   8,879,166              7,124,760        1998(A)
KIRKWOOD                             1,379,675                  15,507,662                      -        1998(A)
KANSAS CITY                            490,528                   3,301,716                      -        1997(A)
LEMAY                                  540,627                     334,101                      -        1974(C)
GRAVOIS                              4,590,679                  11,315,496                      -        1972(C)
ST. CHARLES-UNDER-
  DEVELOPED LAND, MO                    54,436                   1,136,379                      -        1998(A)
SPRINGFIELD                          3,049,843                  15,248,546                      -        1994(A)
KMART PARCEL                           258,475                   9,236,206              3,163,588        2002(A)
KRC ST. CHARLES                         70,539                     479,665                      -        1998(A)
ST. LOUIS,
  CHRISTY BLVD.                        584,897                   5,546,997                      -        1998(A)
OVERLAND                               820,862                   4,269,692                      -        1997(A)
ST. LOUIS                              963,559                   5,009,350                      -        1997(A)
ST. LOUIS                              441,541                   2,368,401                      -        1997(A)
ST. PETERS                           1,148,781                  13,093,567                      -        1997(A)
SPRINGFIELD,
  GLENSTONE AVE.                       183,599                   2,016,546                      -        1998(A)
CHARLOTTE                              956,447                   4,569,793                      -        1995(A)
CHARLOTTE                            1,916,759                   7,389,539                      -        1993(A)
TYVOLA RD.                           4,367,494                   2,281,619                      -        1986(A)
CROSSROADS PLAZA                       277,838                   3,588,906                      -        2000(A)
KIMCO CARY 696, INC.                 1,295,527                  10,025,331                      -        1998(A)
HOPE VALLEY FARMS                            -                  12,374,254              7,596,360        2002(C)
DURHAM                               1,623,115                   8,941,316                      -        1996(A)
LANDMARK STATION S.C.                  526,580                   5,602,496                      -        1999(A)



                                        INITIAL COST
                                                BUILDING AND    SUBSEQUENT                    BUILDINGS AND
         PROPERTIES                  LAND       IMPROVEMENT   TO ACQUISITION      LAND        IMPROVEMENTS        TOTAL
         ----------                 ----        -----------   --------------   -----------    ------------        -----

GASTONIA                           2,467,696      9,870,785       1,041,564       2,467,696      10,912,349        13,380,045
HILLSBOROUGH CROSSING              2,750,820              -               -       2,750,820               -         2,750,820
RALEIGH                            5,208,885     20,885,792       2,124,607       5,208,885      23,010,399        28,219,284
WAKEFIELD COMMONS II               6,506,450              -         891,764       5,998,650       1,399,564         7,398,214
WAKEFIELD CROSSINGS                3,413,932              -      (2,353,710)        825,006         235,217         1,060,223
EDGEWATER PLACE                    3,150,000              -       6,331,691       3,150,000       6,331,691         9,481,691
WAKEFIELD COMMONS                  1,240,000      5,015,595          31,120       1,240,000       5,046,715         6,286,715
SUTTON SQUARE                      3,310,690              -          49,396       3,311,940      13,293,656        16,605,596
WINSTON-SALEM                        540,667        719,655       4,988,159         540,667       5,707,814         6,248,481
WEBSTER SQUARE                     5,885,087     20,351,967       4,094,468       5,885,087      24,446,435        30,331,522
ROCKINGHAM                         2,660,915     10,643,660      10,048,902       2,660,915      20,692,562        23,353,477
BRIDGEWATER NJ                     1,982,481     (3,666,959)      3,443,995       1,982,481       5,200,423         7,182,904
CHERRY HILL                        2,417,583      6,364,094       1,057,869       2,417,583       7,421,963         9,839,546
MARLTON PIKE                               -      4,318,534               -               -       4,318,534         4,318,534
CINNAMINSON                          652,123      2,608,491       1,381,927         652,123       3,990,418         4,642,541
FRANKLIN TOWNE
  CENTER                           4,903,113     19,608,193          76,632       4,903,113      19,684,825        24,587,938
HILLSBOROUGH                      11,886,809              -      (6,880,755)      5,006,054               -         5,006,054
HOLMDEL TOWNE
  CENTER                          10,824,624     43,301,494         190,857      10,824,624      43,492,351        54,316,975
STRAUSS DISCOUNT
  AUTO                             1,225,294         91,203       1,418,208       1,228,794       1,505,911         2,734,705
NORTH BRUNSWICK                    3,204,978     12,819,912      12,855,289       3,204,978      25,675,201        28,880,179
PISCATAWAY TOWN
  CENTER                           3,851,839     15,410,851         108,895       3,851,839      15,519,746        19,371,585
RIDGEWOOD                            450,000      2,106,566         982,954         450,000       3,089,520         3,539,520
WESTMONT                             601,655      2,404,604       9,687,180         601,655      12,091,784        12,693,439
SYCAMORE PLAZA                     1,404,443      5,613,270          56,400       1,404,443       5,669,670         7,074,113
PLAZA PASEO
  DEL-NORTE                        4,653,197     18,633,584         373,675       4,653,197      19,007,259        23,660,456
JUAN TABO,
  ALBUQUERQUE                      1,141,200      4,566,817         296,800       1,141,200       4,863,617         6,004,817
COLONIE PLAZA                      1,794,122      5,896,341               -       1,794,122       5,896,341         7,690,463
BRIDGEHAMPTON                      1,811,752      3,107,232      22,498,471       1,811,752      25,605,703        27,417,455
TWO GUYS
  AUTO GLASS                         105,497        436,714               -         105,497         436,714           542,211
GENOVESE
  DRUG STORE                         564,097      2,268,768               -         564,097       2,268,768         2,832,865
KING KULLEN PLAZA                  5,968,082     23,243,404         737,288       5,968,082      23,980,692        29,948,774
HAMPTON BAYS                       1,495,105      5,979,320         113,495       1,495,105       6,092,815         7,587,920
HENRIETTA                          1,075,358      6,635,486       1,597,189       1,075,358       8,232,675         9,308,033
IRONDEQUOIT                          213,617        546,101       1,004,064         213,617       1,550,165         1,763,782
DOUGLASTON
  SHOPPING CENTER                  3,033,190     12,179,993               -       3,033,190      12,179,993        15,213,183
ROSLYN SAVINGS BANK                  244,064        981,225               -         244,064         981,225         1,225,289
MANHASSET VENTURE LLC              4,567,003     19,165,808      11,701,020       4,567,003      30,866,828        35,433,831
NANUET                               798,932      2,361,900       2,786,008         798,932       5,147,908         5,946,840
AMERICAN MUFFLER SHOP                 76,056        325,567               -          76,056         325,567           401,624
PLAINVIEW                            263,693        584,031       9,644,772         263,693      10,228,803        10,492,496
POUGHKEEPSIE                         876,548      4,695,659      12,592,263         876,548      17,287,922        18,164,470
COLUMBIA PLAZA                     2,800,041      9,202,247               -       2,800,041       9,202,247        12,002,288
SYOSSET, NY                          106,655         76,197         673,299               -         749,496           749,496
STATEN ISLAND                      2,280,000      9,027,951       4,854,148       2,280,000      13,882,099        16,162,099
STATEN ISLAND                      2,940,000     11,811,964         586,017       2,940,000      12,397,981        15,337,981
WEST GATES                         1,784,718      9,721,970      (2,043,308)      1,784,718       7,678,662         9,463,380
YONKERS                              871,977      3,487,909               -         871,977       3,487,909         4,359,886
AKRON WATERLOO                       437,277      1,912,222       4,113,885         437,277       6,026,107         6,463,384
WEST MARKET ST.                      560,255      3,909,430         210,155         560,255       4,119,585         4,679,840
ROMIG ROAD                           855,713      5,472,635           7,781         855,713       5,480,416         6,336,129
AKRON, OH                                  -      2,491,079          64,934               -       2,556,013         2,556,013
BARBERTON                            505,590      1,948,135       1,511,962         505,590       3,460,097         3,965,687
BRUNSWICK                            771,765      6,058,560         632,524         771,765       6,691,084         7,462,849
BEAVERCREEK                          635,228      3,024,722       2,800,398         635,228       5,825,120         6,460,348
MEMPHIS AVE                          696,495      4,048,722               -         696,495       4,048,722         4,745,218
CANTON HILLS                         500,980      2,020,274       1,199,309         500,980       3,219,583         3,720,563
CANTON                               792,985      1,459,031       4,482,484         792,985       5,941,515         6,734,500
CAMBRIDGE                                  -      1,848,195         885,408         473,060       2,260,543         2,733,603
MORSE RD.                            835,386      2,097,600       2,725,135         835,386       4,822,735         5,658,121
HAMILTON RD.                         856,178      2,195,520       3,756,686         856,178       5,952,206         6,808,384

                                                             TOTAL COST,                                   DATE OF
                                 ACCUMULATED              NET OF ACCUMULATED                            CONSTRUCTION(C)
         PROPERTIES              DEPRECIATION               DEPRECIATION            ENCUMBRANCES         ACQUISITION(A)
         ----------              ------------              ------------            -------------         --------------

GASTONIA                              3,909,439                   9,470,606                      -              1989(A)
HILLSBOROUGH CROSSING                         -                   2,750,820                      -              2003(A)
RALEIGH                               5,242,129                  22,977,155                      -              1993(A)
WAKEFIELD COMMONS II                          -                   7,398,214              5,392,976              2001(C)
WAKEFIELD CROSSINGS                           -                   1,060,223                      -              2001(C)
EDGEWATER PLACE                               -                   9,481,691              4,417,984              2003(C)
WAKEFIELD COMMONS                       343,486                   5,943,229                      -              2001(C)
SUTTON SQUARE                           351,024                  16,254,572                      -              2003(A)
WINSTON-SALEM                         1,868,805                   4,379,676                      -              1969(C)
WEBSTER SQUARE                        1,029,110                  29,302,412                      -              2003(A)
ROCKINGHAM                            3,970,657                  19,382,820                      -              1994(A)
BRIDGEWATER NJ                        1,107,813                   6,075,092                      -              1998(C)
CHERRY HILL                           3,918,872                   5,920,673              6,425,000              1985(C)
MARLTON PIKE                            812,032                   3,506,502                      -              1996(A)
CINNAMINSON                             447,748                   4,194,792                      -              1996(A)
FRANKLIN TOWNE
  CENTER                              2,772,406                  21,815,532             12,024,220              1998(A)
HILLSBOROUGH                                  -                   5,006,054                      -              2001(C)
HOLMDEL TOWNE
  CENTER                              1,112,667                  53,204,308                      -              2002(A)
STRAUSS DISCOUNT
  AUTO                                    6,366                   2,728,339                      -              2002(A)
NORTH BRUNSWICK                       5,032,590                  23,847,589                      -              1994(A)
PISCATAWAY TOWN
  CENTER                              2,183,170                  17,188,415                      -              1998(A)
RIDGEWOOD                               581,194                   2,958,327                      -              1993(A)
WESTMONT                              1,879,439                  10,813,999                      -              1994(A)
SYCAMORE PLAZA                          796,099                   6,278,014              1,676,015              1998(A)
PLAZA PASEO
  DEL-NORTE                           2,645,310                  21,015,146                      -              1998(A)
JUAN TABO,
  ALBUQUERQUE                           648,117                   5,356,701                      -              1998(A)
COLONIE PLAZA                            68,932                   7,621,531                      -              2003(A)
BRIDGEHAMPTON                         8,561,043                  18,856,412                      -              1972(C)
TWO GUYS
  AUTO GLASS                              8,297                     533,913                      -              2003(A)
GENOVESE
  DRUG STORE                             43,544                   2,789,321                      -              2003(A)
KING KULLEN PLAZA                     3,899,965                  26,048,809                      -              1998(A)
HAMPTON BAYS                          2,709,758                   4,878,163                      -              1989(A)
HENRIETTA                             2,158,195                   7,149,837                      -              1993(A)
IRONDEQUOIT                             495,468                   1,268,314                      -              1993(A)
DOUGLASTON
  SHOPPING CENTER                       234,095                  14,979,087                      -              2003(A)
ROSLYN SAVINGS BANK                      18,840                   1,206,449                      -              2003(A)
MANHASSET VENTURE LLC                 2,026,091                  33,407,741                      -              1999(A)
NANUET                                2,059,485                   3,887,355                      -              1984(A)
AMERICAN MUFFLER SHOP                     6,117                     395,506                      -              2003(A)
PLAINVIEW                             3,047,131                   7,445,366                      -              1969(C)
POUGHKEEPSIE                          5,101,831                  13,062,639                      -              1972(C)
COLUMBIA PLAZA                           68,103                  11,934,185                      -              2003(A)
SYOSSET, NY                             112,302                     637,194                      -              1990(C)
STATEN ISLAND                         5,194,146                  10,967,952                      -              1989(A)
STATEN ISLAND                         1,868,579                  13,469,402              3,076,898              1997(A)
WEST GATES                            2,549,291                   6,914,089                      -              1993(A)
YONKERS                                 750,866                   3,609,020                      -              1998(A)
AKRON WATERLOO                        1,980,637                   4,482,747                      -              1975(C)
WEST MARKET ST.                       1,896,135                   2,783,705                      -              1999(A)
ROMIG ROAD                            2,399,877                   3,936,252                      -              1999(A)
AKRON, OH                               913,241                   1,642,773                      -              1999(A)
BARBERTON                             1,904,346                   2,061,341                      -              1972(C)
BRUNSWICK                             5,529,418                   1,933,431                      -              1975(C)
BEAVERCREEK                           3,618,189                   2,842,159                      -              1986(A)
MEMPHIS AVE                           1,861,420                   2,883,797                      -              1999(A)
CANTON HILLS                            659,205                   3,061,358                      -              1993(A)
CANTON                                3,037,025                   3,697,474                      -              1972(C)
CAMBRIDGE                             1,683,315                   1,050,288                      -              1973(C)
MORSE RD.                             2,060,944                   3,597,177                      -              1988(A)
HAMILTON RD.                          2,391,337                   4,417,047                      -              1988(A)



                                        INITIAL COST
                                                BUILDING AND    SUBSEQUENT                    BUILDINGS AND
         PROPERTIES                  LAND       IMPROVEMENT   TO ACQUISITION      LAND        IMPROVEMENTS        TOTAL
         ----------                 ----        -----------   --------------   -----------    ------------        -----

OLENTANGY RIVER RD.                  764,517      1,833,600       2,258,091         764,517       4,091,691         4,856,208
W. BROAD ST.                         982,464      3,929,856       3,117,677         969,804       7,060,193         8,029,997
RIDGE ROAD                         1,285,213      4,712,358       9,318,089       1,285,213      14,030,447        15,315,660
GLENWAY AVE                          530,243      3,788,189         527,010         530,243       4,315,198         4,845,441
SPRINGDALE                         3,205,653     14,619,732       5,358,223       3,205,653      19,977,955        23,183,608
EVERHARD RD                          633,046      3,729,612               -         633,046       3,729,612         4,362,658
SOUTH HIGH ST.                       602,421      2,737,004          22,343         602,421       2,759,347         3,361,768
GLENWAY CROSSING                     699,359      3,112,047         849,796         699,359       3,961,843         4,661,202
HIGHLAND RIDGE PLAZA               1,540,000      6,178,398         141,991       1,540,000       6,320,389         7,860,389
SHILOH SPRING RD.                          -      1,735,836       1,937,453               -       3,673,289         3,673,289
OAKCREEK                           1,245,870      4,339,637       4,047,657       1,245,870       8,387,294         9,633,164
SALEM AVE.                           665,314        347,818       5,413,585         665,314       5,761,403         6,426,717
KETTERING                          1,190,496      4,761,984         671,539       1,190,496       5,433,523         6,624,019
KENT, OH                               6,254      3,028,914               -           6,254       3,028,914         3,035,168
KENT                               2,261,530              -               -       2,261,530               -         2,261,530
LIMA                                 695,121      3,080,479         795,668         695,121       3,876,147         4,571,268
MENTOR                               503,981      2,455,926       1,189,489         503,981       3,645,415         4,149,396
MIDDLEBURG HEIGHTS                   639,542      3,783,096       1,761,840         639,542       5,544,935         6,184,477
MENTOR ERIE COMMONS                2,234,474      9,648,000       4,612,982       2,234,474      14,260,982        16,495,456
MALLWOODS CENTER                     294,232              -        (496,786)        294,232       1,184,543         1,478,775
NORTH OLMSTED                        626,818      3,712,045          35,000         626,818       3,747,045         4,373,862
ORANGE OHIO                        4,800,143              -       2,308,415       3,771,137       3,337,422         7,108,559
SPRINGBORO PIKE                    1,854,527      2,572,518       2,686,223       1,854,527       5,258,741         7,113,268
SPRINGFIELD                          842,976      3,371,904       1,489,623         842,976       4,861,527         5,704,503
UPPER ARLINGTON                      504,256      2,198,476       8,373,633       1,255,544       9,820,821        11,076,365
WICKLIFFE                            610,991      2,471,965       1,390,343         610,991       3,862,308         4,473,299
CHARDON ROAD                         481,167      5,947,751          50,724         481,167       5,998,474         6,479,642
WESTERVILLE                        1,050,431      4,201,616       7,654,134       1,050,431      11,855,750        12,906,181
EDMOND                               477,036      3,591,493           8,900         477,036       3,600,393         4,077,429
MIDWEST CITY                       1,435,506      7,370,459      (3,397,576)      1,437,930       3,970,459         5,408,389
CENTENNIAL PLAZA                   4,650,634     18,604,307       1,107,365       4,650,634      19,711,672        24,362,306
TULSA                                500,950      2,002,508          11,500         500,950       2,014,008         2,514,958
TULSA                                      -              -         131,399               -         131,399           131,399
CHIPPEWA                           2,881,525     11,526,101          91,020       2,881,525      11,617,121        14,498,646
SAUCON VALLEY SQUARE               3,609,206     11,830,713               -       3,609,206      11,830,713        15,439,919
CARNEGIE                                   -      3,298,908          17,747               -       3,316,655         3,316,655
CENTER SQUARE                        731,888      2,927,551         523,159         731,888       3,450,710         4,182,598
STONEHEDGE SQUARE                  2,797,183      9,167,352               -       2,797,183       9,167,352        11,964,534
WAYNE AVENUE PLAZA                 3,758,796     12,336,771               -       3,758,796      12,336,771        16,095,567
WEST MIFFLIN                         475,815      1,903,231         724,416         475,815       2,627,647         3,103,462
EAST STROUDSBURG                   1,050,000      2,372,628       1,075,684       1,050,000       3,448,312         4,498,312
EXTON                                176,666      4,895,360               -         176,666       4,895,360         5,072,026
EXTON                                731,888      2,927,551               -         731,888       2,927,551         3,659,439
EASTWICK                             889,001      2,762,888       2,386,166         889,001       5,539,713         6,428,714
FEASTERVILLE                         520,521      2,082,083          38,692         520,521       2,120,775         2,641,296
GETTYSBURG                            74,626        671,630         101,519          74,626         773,149           847,775
HARRISBURG, PA                       452,888      6,665,238       1,674,028         452,888       8,339,266         8,792,154
SIMPSON FERRY                        658,346      6,908,711         316,435         658,346       7,225,146         7,883,491
HAMBURG                              439,232              -       2,023,428         494,982       1,967,677         2,462,660
HAVERTOWN                            731,888      2,927,551               -         731,888       2,927,551         3,659,439
OLMSTED                              167,337      2,815,856         444,283         167,337       3,260,139         3,427,476
MIDDLETOWN                           207,283      1,174,603         447,331         207,283       1,621,934         1,829,217
HOLIDAY CENTER                     5,662,465     18,112,629               -       5,662,465      18,112,629        23,775,094
NORRISTOWN                           686,134      2,664,535       3,374,215         774,084       5,950,800         6,724,884
NEW KENSINGTON                       521,945      2,548,322         676,040         521,945       3,224,362         3,746,307
PHILADELPHIA                         731,888      2,927,551               -         731,888       2,927,551         3,659,439
GALLERY,
  PHILADELPHIA PA                          -              -         258,931               -         258,931           258,931
POTTSTOWN PLAZA                    3,535,364     11,619,579               -       3,535,364      11,619,579        15,154,944
RICHBORO                             788,761      3,155,044      11,736,134         976,439      14,703,500        15,679,939
SPRINGFIELD                          919,998      4,981,589       1,612,375         919,998       6,593,964         7,513,962

                                                             TOTAL COST,                                   DATE OF
                                 ACCUMULATED              NET OF ACCUMULATED                            CONSTRUCTION(C)
         PROPERTIES              DEPRECIATION               DEPRECIATION            ENCUMBRANCES         ACQUISITION(A)
         ----------              ------------              ------------            -------------         --------------

OLENTANGY RIVER RD.                2,146,063                   2,710,145                      -             1988(A)
W. BROAD ST.                       2,787,716                   5,242,281                      -             1988(A)
RIDGE ROAD                         2,155,159                  13,160,501                      -             1992(A)
GLENWAY AVE                        1,880,912                   2,964,529                      -             1999(A)
SPRINGDALE                         6,633,152                  16,550,456                      -             1992(A)
EVERHARD RD                        1,595,288                   2,767,370                      -             1999(A)
SOUTH HIGH ST.                     1,493,287                   1,868,481                      -             1999(A)
GLENWAY CROSSING                     289,878                   4,371,324                      -             2000(A)
HIGHLAND RIDGE PLAZA                 656,991                   7,203,398                      -             1999(A)
SHILOH SPRING RD.                  2,373,754                   1,299,535                      -             1969(C)
OAKCREEK                           4,051,540                   5,581,624                      -             1984(A)
SALEM AVE.                         2,074,603                   4,352,114                      -             1988(A)
KETTERING                          2,442,064                   4,181,955                      -             1988(A)
KENT, OH                           1,089,887                   1,945,281                      -             1999(A)
KENT                                       -                   2,261,530                      -             1995(A)
LIMA                                 822,238                   3,749,029                      -             1995(A)
MENTOR                             1,568,544                   2,580,852                      -             1987(A)
MIDDLEBURG HEIGHTS                 1,666,542                   4,517,935                      -             1999(A)
MENTOR ERIE COMMONS                4,898,092                  11,597,364                      -             1988(A)
MALLWOODS CENTER                      35,435                   1,443,339                      -             1999(C)
NORTH OLMSTED                      1,594,422                   2,779,441                      -             1999(A)
ORANGE OHIO                                -                   7,108,559                      -             2001(C)
SPRINGBORO PIKE                    3,073,795                   4,039,473                      -             1985(C)
SPRINGFIELD                        1,772,656                   3,931,847                      -             1988(A)
UPPER ARLINGTON                    5,054,541                   6,021,824                      -             1969(C)
WICKLIFFE                            756,896                   3,716,403                      -             1995(A)
CHARDON ROAD                       2,100,113                   4,379,529                      -             1999(A)
WESTERVILLE                        3,500,704                   9,405,477                      -             1988(A)
EDMOND                               542,184                   3,535,245                      -             1997(A)
MIDWEST CITY                         939,380                   4,469,009                      -             1998(A)
CENTENNIAL PLAZA                   2,654,501                  21,707,805              9,042,814             1998(A)
TULSA                                406,948                   2,108,010                      -             1996(A)
TULSA                                 18,061                     113,338                      -             1997(A)
CHIPPEWA                           1,166,407                  13,332,239             11,691,397             2000(A)
SAUCON VALLEY SQUARE                  95,501                  15,344,418              9,533,821             2003(A)
CARNEGIE                             340,170                   2,976,485                      -             1999(A)
CENTER SQUARE                        550,481                   3,632,118                      -             1996(A)
STONEHEDGE SQUARE                     95,823                  11,868,711              6,196,696             2003(A)
WAYNE AVENUE PLAZA                   137,129                  15,958,438              9,566,627             2003(A)
WEST MIFFLIN                         612,031                   2,491,431                      -             1993(A)
EAST STROUDSBURG                   2,311,126                   2,187,186                      -             1973(C)
EXTON                                502,089                   4,569,938                      -             1999(A)
EXTON                                550,481                   3,108,958                      -             1996(A)
EASTWICK                             989,016                   5,439,698              4,698,582             1997(A)
FEASTERVILLE                         381,935                   2,259,361                      -             1996(A)
GETTYSBURG                           702,827                     144,948                      -             1986(A)
HARRISBURG, PA                     3,910,481                   4,881,673                      -             2002(A)
SIMPSON FERRY                      2,744,171                   5,139,321                      -             2000(A)
HAMBURG                               88,293                   2,374,366              2,618,713             2000(C)
HAVERTOWN                            550,481                   3,108,958                      -             1996(A)
OLMSTED                            2,540,403                     887,073                      -             1973(C)
MIDDLETOWN                         1,152,161                     677,056                      -             1986(A)
HOLIDAY CENTER                        40,636                  23,734,458                      -             2003(A)
NORRISTOWN                         3,334,199                   3,390,685                      -             1984(A)
NEW KENSINGTON                     2,732,802                   1,013,505                      -             1986(A)
PHILADELPHIA                         550,481                   3,108,958                      -             1996(A)
GALLERY,
  PHILADELPHIA PA                      5,923                     253,008                      -             1996(A)
POTTSTOWN PLAZA                      101,600                  15,053,344                      -             2003(A)
RICHBORO                           5,051,493                  10,628,446                      -             1986(A)
SPRINGFIELD                        3,941,615                   3,572,347                      -             1983(A)


                                        INITIAL COST
                                                BUILDING AND    SUBSEQUENT                    BUILDINGS AND
         PROPERTIES                  LAND       IMPROVEMENT   TO ACQUISITION      LAND        IMPROVEMENTS        TOTAL
         ----------                 ----        -----------   --------------   -----------    ------------        -----

SHREWSBURY                         3,245,475     11,068,862               -       3,245,475      11,068,862        14,314,337
UPPER ALLEN                          445,743      1,782,972         173,253         445,743       1,956,225         2,401,968
UPPER DARBY                          231,821        927,286       4,813,997         231,821       5,670,033         5,901,854
WEST MIFFLIN HILLS                   636,366      3,199,729       7,038,936         636,366      10,238,665        10,875,031
WEST MIFFLIN                       1,468,341              -               -       1,468,341               -         1,468,341
WHITEHALL                                  -      5,195,577           9,231               -       5,204,808         5,204,808
WAYNE HEIGHTS                        786,298      2,584,269               -         786,298       2,584,269         3,370,568
EASTERN BLVD.                        412,016      1,876,962         615,039         412,016       2,492,001         2,904,017
E. PROSPECT ST.                      604,826      2,755,314         324,031         604,826       3,079,345         3,684,171
W. MARKET ST.                        188,562      1,158,307               -         188,562       1,158,307         1,346,869
MARSHALL PLAZA,
  CRANSTON RI                      1,886,600      7,575,302         408,786       1,886,600       7,984,088         9,870,688
AIKEN                                183,901      1,087,979          69,601         183,901       1,157,580         1,341,481
CHARLESTON                           730,164      3,132,092       4,651,878         730,164       7,783,970         8,514,134
CHARLESTON                         1,744,430      6,986,094       4,130,753       1,744,430      11,116,847        12,861,277
FLORENCE                           1,465,661      6,011,013          85,458       1,465,661       6,096,471         7,562,132
GREENVILLE                         2,209,812      8,850,864         145,281       2,209,812       8,996,145        11,205,957
NORTH CHARLESTON                     744,093      2,974,990          37,915         744,093       3,012,905         3,756,998
N. CHARLESTON                      2,965,748     11,895,294         743,004       2,965,748      12,638,298        15,604,046
MADISON                                    -      4,133,904       2,016,634               -       6,150,538         6,150,538
HICKORY RIDGE
  COMMONS                            596,347      2,545,033           7,624         596,347       2,552,656         3,149,004
TROLLEY STATION                    3,303,682     13,218,740          55,985       3,303,682      13,274,725        16,578,407
MARKET PLACE
  AT RIVERGATE                     2,574,635     10,339,449         614,173       2,574,635      10,953,622        13,528,257
RIVERGATE, TN                      3,038,561     12,157,408       2,772,124       3,038,561      14,929,532        17,968,093
CENTER OF THE
  HILLS, TX                        2,923,585     11,706,145         304,976       2,923,585      12,011,121        14,934,706
ARLINGTON                          3,160,203      2,285,377               -       3,160,203       2,285,377         5,445,580
DOWLEN CENTER                      2,244,581              -       6,711,140       2,244,581       6,711,140         8,955,721
BURLESON                          10,191,584        810,314      (3,147,550)      4,837,454       3,016,895         7,854,349
BAYTOWN                              500,422      2,431,651         208,430         500,422       2,640,081         3,140,503
SOUTH TOWN PLAZA                   5,553,000              -               -       3,709,462       1,694,560         5,404,022
CORPUS CHRISTI, TX                         -        944,562       3,207,999               -       4,152,561         4,152,561
DALLAS                             1,299,632      5,168,727       4,652,572       1,299,632       9,821,299        11,120,931
DUNCANVILLE                          500,414      2,001,656               -         500,414       2,001,656         2,502,070
MONTGOMERY PLAZA                   8,500,000              -               -       8,500,000       1,005,268         9,505,268
GARLAND                              210,286        845,845               -         210,286         845,845         1,056,131
GARLAND                              500,414      2,001,656               -         500,414       2,001,656         2,502,070
SPRING CYPRESS, TX                 2,261,557              -       7,646,795       2,261,557       7,646,795         9,908,352
CENTER AT BAYBROOK                 6,941,017     27,727,491          60,255       6,941,017      27,787,746        34,728,763
HARRIS COUNTY                      1,843,000      7,372,420         885,401       2,003,260       8,097,561        10,100,821
SHARPSTOWN COURT                   1,560,010      6,245,807         214,917       1,560,010       6,460,724         8,020,734
CYPRESS TOWNE CENTER               6,033,932              -      (1,465,857)      4,091,774         476,301         4,568,075
SHOPS AT VISTA RIDGE               3,257,199     13,029,416          75,901       3,257,199      13,105,317        16,362,516
VISTA RIDGE PLAZA                  2,926,495     11,716,483       1,610,381       2,926,495      13,326,864        16,253,359
VISTA RIDGE PHASE II               2,276,575      9,106,300          18,600       2,276,575       9,124,900        11,401,475
SOUTH PLAINES
  PLAZA, TX                        1,890,000      7,577,145          83,854       1,890,000       7,661,000         9,551,000
LAKE WORTH
  TOWNE CROSSING                  11,750,000              -               -      10,362,265         287,201        10,649,466
MESQUITE                             520,340      2,081,356         724,043         520,340       2,805,399         3,325,739
MESQUITE TOWN CENTER               3,757,324     15,061,644       1,018,941       3,757,324      16,080,585        19,837,909
N. RICHLAND HILLS                  1,000,000              -          80,837       1,065,837          15,000         1,080,837
NEW BRAUNSFELS                       840,000      3,360,000               -         840,000       3,360,000         4,200,000
FORUM AT OLYMPIA
  PARKWAY                          1,829,102              -      11,026,910       1,512,390      18,167,893        19,680,283
PLANO                                500,414      2,830,835               -         500,414       2,830,835         3,331,249
WEST OAKS                            500,422      2,001,687          26,291         500,422       2,027,978         2,528,400
MARKET STREET
  AT WOODLANDS                    10,920,168              -      19,004,874      10,920,168      19,004,874        29,925,042
OGDEN                                213,818        855,275       3,186,956         874,898       4,042,231         4,917,129
BURKE TOWN PLAZA                   3,547,274     11,658,112               -       3,547,274      11,658,112        15,205,386
COLONIAL HEIGHTS                     125,376      3,476,073          10,220         125,376       3,486,293         3,611,669
SPOTSYLVANIA
  CROSSING                         3,116,847      9,267,319               -       3,116,847       9,267,319        12,384,166
HARRISONBURG                          69,885      1,938,239               -          69,885       1,938,239         2,008,123
SKYLINE VILLAGE                    2,319,115      8,203,325               -       2,319,115       8,203,325        10,522,440
MANASSAS                           1,788,750      7,162,661         171,273       1,788,750       7,333,934         9,122,684


                                                             TOTAL COST,                                   DATE OF
                                 ACCUMULATED              NET OF ACCUMULATED                            CONSTRUCTION(C)
         PROPERTIES              DEPRECIATION               DEPRECIATION            ENCUMBRANCES         ACQUISITION(A)
         ----------              ------------              ------------            -------------         --------------

SHREWSBURY                             61,109                  14,253,229                      -             2003(A)
UPPER ALLEN                         1,703,316                     698,652                      -             1986(A)
UPPER DARBY                           879,477                   5,022,377              3,691,743             1996(A)
WEST MIFFLIN HILLS                  5,120,836                   5,754,194                      -             1973(C)
WEST MIFFLIN                                -                   1,468,341                      -             1986(A)
WHITEHALL                             976,947                   4,227,861                      -             1996(A)
WAYNE HEIGHTS                          20,600                   3,349,967                      -             2003(A)
EASTERN BLVD.                       1,786,294                   1,117,723                      -             1987(A)
E. PROSPECT ST.                     2,649,001                   1,035,169                      -             1986(A)
W. MARKET ST.                       1,071,917                     274,952                      -             1986(A)
MARSHALL PLAZA,
  CRANSTON RI                       1,153,707                   8,716,982                      -             1998(A)
AIKEN                                 515,547                     825,934                      -             1989(A)
CHARLESTON                          2,461,485                   6,052,649                      -             1978(C)
CHARLESTON                          1,883,105                  10,978,171                      -             1995(A)
FLORENCE                              971,912                   6,590,220                      -             1997(A)
GREENVILLE                          1,358,210                   9,847,747                      -             1997(A)
NORTH CHARLESTON                      263,471                   3,493,527              2,049,497             2000(A)
N. CHARLESTON                       1,717,240                  13,886,805                      -             1997(A)
MADISON                             3,873,160                   2,277,377                      -             1978(C)
HICKORY RIDGE
  COMMONS                             226,806                   2,922,198                      -             2000(A)
TROLLEY STATION                     1,782,321                  14,796,087             10,796,971             1998(A)
MARKET PLACE
  AT RIVERGATE                      1,466,819                  12,061,438                      -             1998(A)
RIVERGATE, TN                       1,761,629                  16,206,464                      -             1998(A)
CENTER OF THE
  HILLS, TX                         1,646,210                  13,288,496                      -             1998(A)
ARLINGTON                             360,075                   5,085,505                      -             1997(A)
DOWLEN CENTER                               -                   8,955,721              6,093,549             2002(C)
BURLESON                                    -                   7,854,349                      -             2000(C)
BAYTOWN                               477,784                   2,662,719                      -             1996(A)
SOUTH TOWN PLAZA                            -                   5,404,022                      -             2003(C)
CORPUS CHRISTI, TX                    254,254                   3,898,308                      -             1997(A)
DALLAS                              8,594,085                   2,526,846                      -             1969(C)
DUNCANVILLE                           406,317                   2,095,753                      -             1996(A)
MONTGOMERY PLAZA                            -                   9,505,268                      -             2003(C)
GARLAND                               165,998                     890,133                      -             1996(A)
GARLAND                               406,317                   2,095,753                      -             1996(A)
SPRING CYPRESS, TX                          -                   9,908,352                      -             2001(C)
CENTER AT BAYBROOK                  3,894,729                  30,834,034                      -             1998(A)
HARRIS COUNTY                       1,280,962                   8,819,859                      -             1997(A)
SHARPSTOWN COURT                      792,012                   7,228,722              5,762,074             1999(A)
CYPRESS TOWNE CENTER                        -                   4,568,075                      -             2003(C)
SHOPS AT VISTA RIDGE                1,847,412                  14,515,104             17,904,103             1998(A)
VISTA RIDGE PLAZA                   1,717,034                  14,536,325                      -             1998(A)
VISTA RIDGE PHASE II                1,206,049                  10,195,426                      -             1998(A)
SOUTH PLAINES
  PLAZA, TX                         1,125,415                   8,425,585              5,251,279             1998(A)
LAKE WORTH
  TOWNE CROSSING                            -                  10,649,466                      -             2003(C)
MESQUITE                              561,156                   2,764,583                      -             1995(A)
MESQUITE TOWN CENTER                2,152,695                  17,685,215                      -             1998(A)
N. RICHLAND HILLS                           -                   1,080,837                      -             1997(A)
NEW BRAUNSFELS                         43,077                   4,156,923                      -             2003(A)
FORUM AT OLYMPIA
  PARKWAY                                 494                  19,679,789                      -             1999(C)
PLANO                                 520,602                   2,810,647                      -             1996(A)
WEST OAKS                             406,431                   2,121,969                      -             1996(A)
MARKET STREET
  AT WOODLANDS                              -                  29,925,042              2,797,014             2002(C)
OGDEN                               1,072,041                   3,845,087                      -             1967(C)
BURKE TOWN PLAZA                       96,305                  15,109,081                      -             2003(A)
COLONIAL HEIGHTS                      358,281                   3,253,389                      -             1999(A)
SPOTSYLVANIA
  CROSSING                            106,828                  12,277,338                      -             2003(A)
HARRISONBURG                          198,794                   1,809,329                      -             1999(A)
SKYLINE VILLAGE                       146,084                  10,376,356              4,100,084             2003(A)
MANASSAS                            1,162,515                   7,960,169                      -             1997(A)


                                        INITIAL COST
                                                BUILDING AND    SUBSEQUENT                    BUILDINGS AND
         PROPERTIES                  LAND       IMPROVEMENT   TO ACQUISITION      LAND        IMPROVEMENTS        TOTAL
         ----------                 ----        -----------   --------------   -----------    ------------        -----

SUDLEY TOWNE PLAZA                 2,065,432      6,781,763               -       2,065,432       6,781,763         8,847,196
RICHMOND                              82,544      2,289,288         280,600          82,544       2,569,889         2,652,432
RICHMOND                             670,500      2,751,375               -         670,500       2,751,375         3,421,875
SMOKETOWN PLAZA                    7,300,000     14,336,886               -       7,300,000      14,336,886        21,636,886
TRIANGLE MALL                      9,203,517      7,376,483      (5,887,084)      5,513,791       5,179,125        10,692,916
HAZEL DELL
  TOWNE CENTER                     9,340,819              -       3,604,337       9,340,819       3,604,337        12,945,156
RACINE                             1,403,082      5,612,330       1,568,880       1,403,082       7,181,210         8,584,292
CHARLES TOWN                         602,000      3,725,871      10,476,410         602,000      14,202,281        14,804,281
MARTINSBURG                          242,634      1,273,828         628,937         242,634       1,902,765         2,145,399
RIVERWALK PLAZA                    2,708,290     10,841,674         122,749       2,708,290      10,964,423        13,672,713
JUAREZ RETAIL CENTER               1,938,422      7,919,548         101,038       1,938,422       8,020,587         9,959,009
BALANCE OF PORTFOLIO                 205,631      4,492,127      29,272,596       3,630,773      35,085,396        38,716,169
                                                                               ----------------------------------------------
                                                                               $785,934,642  $3,350,589,251    $4,136,523,893
                                                                               ==============================================


                                                             TOTAL COST,                                   DATE OF
                                 ACCUMULATED              NET OF ACCUMULATED                            CONSTRUCTION(C)
         PROPERTIES              DEPRECIATION               DEPRECIATION            ENCUMBRANCES         ACQUISITION(A)
         ----------              ------------              ------------            -------------         --------------
SUDLEY TOWNE PLAZA                     51,410                   8,795,785                      -              2003(A)
RICHMOND                               87,860                   2,564,573                      -              1999(A)
RICHMOND                              422,487                   2,999,388                      -              1995(A)
SMOKETOWN PLAZA                       133,701                  21,503,185                      -              2003(A)
TRIANGLE MALL                               -                  10,692,916             12,158,466              2003(C)
HAZEL DELL
  TOWNE CENTER                              -                  12,945,156                      -              2003(C)
RACINE                              2,938,940                   5,645,352                      -              1988(A)
CHARLES TOWN                        5,632,295                   9,171,986                      -              1985(A)
MARTINSBURG                         1,539,173                     606,226                      -              1986(A)
RIVERWALK PLAZA                     1,362,430                  12,310,283              7,792,961              1999(A)
JUAREZ RETAIL CENTER                        -                   9,959,009                      -              2003(A)
BALANCE OF PORTFOLIO               13,469,785                  25,246,384                      -              VARIOUS
                                 ---------------------------------------------------------------
                                 $568,015,445             $ 3,568,508,448          $ 468,697,788
                                 ===============================================================




Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

  Buildings....................................................15 to 46 years
  Fixtures, building and leasehold improvements.................Terms of leases or useful lives, whichever is shorter
    (including certain identified intangible assets)

The aggregate cost for Federal income tax purposes was approximately $ 4.0 billion at December 31, 2003.

The changes in total real estate assets for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                       -----------------------------------------------------
                                                            2003                2002                2001
                                                       -----------------------------------------------------
Balance, beginning of period .......................   $ 3,421,159,067    $ 3,201,363,929    $ 3,111,707,470
  Acquisitions .....................................     1,103,993,301        287,379,293         61,622,301
  Improvements .....................................       182,351,801        154,638,211        134,094,630
  Transfers from (to) unconsolidated joint ventures.      (237,421,088)        22,603,592        (38,139,367)
  Sales ............................................      (312,228,077)      (200,957,621)       (60,388,331)
  Assets held for sale .............................       (17,315,557)       (10,837,674)              --
  Adjustment of property carrying values ...........        (4,015,554)       (33,030,663)              --
  Adjustment for fully depreciated assets ..........              --                 --           (7,532,774)
                                                       -----------------------------------------------------
Balance, end of period .............................   $ 4,136,523,893    $ 3,421,159,067    $ 3,201,363,929
                                                       =====================================================

The changes in accumulated depreciation for the years ended December 31, 2003, 2002, and 2001 are as follows:

                                                     -----------------------------------------------
                                                         2003              2002             2001
                                                     -----------------------------------------------
Balance, beginning of period .....................   $ 516,558,123    $ 452,877,433    $ 391,945,913
Charged to accumulated depreciation ..............            --               --          3,445,686
  Depreciation for year ..........................      82,590,580       72,791,420       69,901,342
 Transfers from (to) unconsolidated joint ventures      (4,124,181)       3,575,220       (1,810,541)
  Sales ..........................................     (24,979,281)      (9,771,567)      (3,072,193)
  Assets held for sale ...........................      (2,029,796)   (2,914,382.25)            --
  Adjustment for fully depreciated assets ........            --               --         (7,532,774)
                                                     -----------------------------------------------
Balance, end of period ...........................   $ 568,015,445    $ 516,558,123    $ 452,877,433
                                                     ===============================================
