Form 10-Q
period 2004-03-31
KIMCO REALTY CORP
filed 2004-05-05
CIK 879101

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

              111,052,341 shares outstanding as of March 31, 2004.


                                     1 of 30

                                            PART I


                              FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Financial Statements -

      Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003.

      Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2004 and 2003.

      Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2004 and 2003.

      Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003.

Notes to Condensed Consolidated Financial Statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)

                                                                                            March 31,       December 31,
                                                                                              2004             2003
                                                                                           -----------      -----------
Assets:
     Operating real estate, net of accumulated depreciation
         of $587,309 and  $568,015, respectively                                           $ 3,463,510      $ 3,264,223
     Investments and advances in real estate joint ventures                                    460,144          487,394
     Real estate under development                                                             298,656          304,286
     Other real estate investments                                                             121,099          113,085
     Mortgages and other financing receivables                                                 103,630          101,691
     Cash and cash equivalents                                                                  55,687           48,288
     Marketable securities                                                                      46,283           45,677
     Accounts and notes receivable                                                              55,940           50,408
     Other assets                                                                              162,192          188,873
                                                                                           -----------      -----------
                                                                                           $ 4,767,141      $ 4,603,925
                                                                                           ===========      ===========

Liabilities:
     Notes payable                                                                         $ 1,701,250      $ 1,686,250
     Mortgages payable                                                                         454,687          375,914
     Construction loans payable                                                                 91,524           92,784
     Other liabilities                                                                         236,715          213,214
                                                                                           -----------      -----------
                                                                                             2,484,176        2,368,162
                                                                                           -----------      -----------
     Minority interests in partnerships                                                        124,100           99,917
                                                                                           -----------      -----------

Stockholders' equity:
     Preferred stock, $1.00 par value, authorized 3,600,000 shares
     Class F Preferred Stock, $1.00 par value, authorized 700,000 shares
          Issued and outstanding 700,000 shares                                                    700              700
          Aggregate liquidation preference $175,000
     Common stock, $.01 par value, authorized 200,000,000 shares
          Issued and outstanding 111,052,341 and 110,623,967 shares, respectively                1,111            1,106
     Paid-in capital                                                                         2,159,152        2,147,286
     Cumulative distributions in excess of net income                                          (24,935)         (30,112)
                                                                                           -----------      -----------
                                                                                             2,136,028        2,118,980
     Accumulated other comprehensive income                                                     22,837           16,866
                                                                                           -----------      -----------
                                                                                             2,158,865        2,135,846
                                                                                           -----------      -----------
                                                                                           $ 4,767,141      $ 4,603,925
                                                                                           ===========      ===========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 2004 and 2003
                      (in thousands, except per share data)

                                                                  2004             2003
                                                               ---------         ---------
Real estate operations:
-----------------------
      Revenues from rental property                            $ 139,927         $ 119,470
                                                               ---------         ---------

      Rental property expenses:
         Rent                                                      2,894             2,758
         Real estate taxes                                        16,715            14,286
         Operating and maintenance                                16,939            15,712
                                                               ---------         ---------
                                                                  36,548            32,756
                                                               ---------         ---------

                                                                 103,379            86,714

      Income from other real estate investments                    6,171             4,900
      Mortgage financing income                                    3,560             5,574
      Management and other fee income                              5,761             2,902
      Depreciation and amortization                              (26,858)          (19,009)
                                                               ---------         ---------
                                                                  92,013            81,081

Interest, dividends and other investment income                    3,003             2,340
Other income, net                                                  3,912               318

Interest expense                                                 (27,443)          (22,961)
General and administrative expenses                              (10,231)           (8,603)
Gain on early extinguishment of debt                                   -             2,921
                                                               ---------         ---------

                                                                  61,254            55,096

Provision for income taxes                                        (2,103)           (1,273)

Equity in income of real estate joint ventures, net               14,005             9,154
Minority interests in income of partnerships, net                 (2,229)           (1,591)
                                                               ---------         ---------

          Income from continuing operations                       70,927            61,386
                                                               ---------         ---------

Discontinued operations:
------------------------
      Income/(loss) from discontinued operating properties          (523)            2,130
      Gain on early extinguishment of debt                             -             3,341
      Loss on operating properties held for sale/sold             (4,151)                -
      Gain on disposition of operating properties                  1,237             3,280
                                                               ---------         ---------
          Income/(loss) from discontinued operations              (3,437)            8,751
                                                               ---------         ---------

Gain on sale of development properties
         net of tax of $2,599 and $549, respectively               3,899               824
                                                               ---------         ---------

           Net income                                             71,389            70,961

      Preferred stock dividends                                   (2,909)           (4,609)
                                                               ---------         ---------

          Net income available to common shareholders          $  68,480         $  66,352
                                                               =========         =========


Per common share:
      Income from continuing operations:
           -Basic                                              $    0.65         $    0.55
                                                               =========         =========
           -Diluted                                            $    0.64         $    0.54
                                                               =========         =========
      Net income :
           -Basic                                              $    0.62         $    0.63
                                                               =========         =========
           -Diluted                                            $    0.61         $    0.63
                                                               =========         =========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               For the Three Months Ended March 31, 2004 and 2003
                                 (in thousands)


                                                                               2004          2003
                                                                             --------      --------
Net income                                                                   $ 71,389      $ 70,961
                                                                             --------      --------
Other comprehensive income:
     Change in unrealized gain on marketable securities                         4,067         1,432
     Change in unrealized gain on interest rate swaps                               -            65
     Change in unrealized gain on warrants                                      2,161           617
     Change in unrealized gain on foreign currency hedge agreements               191         2,717
     Foreign currency translation adjustment                                     (448)       (1,340)

                                                                             --------      --------
Other comprehensive income                                                      5,971         3,491
                                                                             --------      --------

Comprehensive income                                                         $ 77,360      $ 74,452
                                                                             ========      ========




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                  2004               2003
                                                                                ---------         ----------
Cash flow from operating activities:
  Net income                                                                    $  71,389         $  70,961
  Adjustments to reconcile net income to net cash provided
           by operating activities:
    Depreciation and amortization                                                  26,992            19,894
    Loss on operating properties held for sale/sold                                 4,151                 -
    Gain on sale of development properties                                         (6,498)           (1,373)
    Gain on sale of operating properties                                           (1,237)           (3,280)
    Gain on early extinguishment of debt                                                -            (6,262)
    Minority interests in income of partnerships, net                               2,229             1,591
    Equity in income of  real estate joint ventures, net                          (14,005)           (9,154)
    Income from other real estate investments                                      (4,825)           (4,272)
    Distributions of unconsolidated investments                                    18,393            10,840
    Change in accounts and notes receivable                                        (4,552)            1,315
    Change in accounts payable and accrued expenses                                15,016             8,976
    Change in other operating assets and liabilities                                  448            (4,422)
                                                                                ---------         ---------
          Net cash flow provided by operating activities                          107,501            84,814
                                                                                ---------         ---------

Cash flow from investing activities:
    Acquisition of and improvements to operating real estate                      (95,321)          (89,002)
    Acquisition of and improvements to real estate under development              (31,312)          (33,584)
    Investment in marketable securities                                              (909)          (11,950)
    Proceeds from sale of marketable securities                                     5,874             4,824
    Investments and advances to real estate joint ventures                        (12,626)          (39,300)
    Reimbursements of advances to real estate joint ventures                       39,395            11,430
    Other real estate investments                                                 (13,324)           (8,397)
    Reimbursements of advances to other real estate investments                     4,642                 -
    Investment in mortgage loans receivable                                       (22,991)          (18,002)
    Collection of mortgage loans receivable                                        22,679             2,657
    Proceeds from sale of mortgage loan receivable                                      -            36,723
    Investments and advances for designation rights                                     -            (1,216)
    Proceeds from sale of operating properties                                      7,275             9,126
    Proceeds from sale of development properties                                   46,719             3,968
                                                                                ---------         ---------
           Net cash flow used for investing activities                            (49,899)         (132,723)
                                                                                ---------         ---------

Cash flow from financing activities:
    Principal payments on debt, excluding
       normal amortization of rental property debt                                 (6,565)           (8,250)
    Principal payments on rental property debt                                     (2,102)           (1,685)
    Principal payments on construction loan financings                            (18,190)           (3,433)
    Proceeds from mortgage/construction loan financings                            16,930            23,878
    Borrowings under revolving credit facilities                                   15,000           110,000
    Dividends paid                                                                (65,969)          (61,100)
    Proceeds from issuance of stock                                                10,693             8,190
                                                                                ---------         ---------
            Net cash flow (used for) provided by financing activities             (50,203)           67,600
                                                                                ---------         ---------

        Change in cash and cash equivalents                                         7,399            19,691

Cash and cash equivalents, beginning of period                                     48,288            35,962
                                                                                ---------         ---------
Cash and cash equivalents, end of period                                        $  55,687         $  55,653
                                                                                =========         =========

Interest paid during the period (net of capitalized interest
    of $2,614 and $2,164, respectively)                                         $  12,960         $   8,963
                                                                                =========         =========

Income taxes paid during the period                                             $      47         $   2,391
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

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS



1. Interim Financial Statements

Principles of Consolidation -

         The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation (the "Company"), its subsidiaries, all of which are wholly owned, and all entities in which the Company has a controlling interest. The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K.

         Certain 2003 amounts have been reclassified to conform to the 2004 financial statement presentation.

Income Taxes -

         The Company and its qualified REIT subsidiaries file a consolidated federal income tax return. The Company has made an election to qualify, and believes it is operating so as to qualify, as a Real Estate Investment Trust (a "REIT") for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under Sections 856 through 860 of the Internal Revenue Code, as amended (the "Code"). However, in connection with the Tax Relief Extension Act of 1999, which became effective January 1, 2001, the Company is now permitted to participate in certain activities which it was previously precluded from in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries under the Code. As such, the Company will be subject to federal and state income taxes on the income from these activities. During the three months ended March 31, 2004, the Company's provision for federal and state income taxes was approximately $4.7 million relating to activities conducted in its taxable REIT subsidiaries.

Earnings Per Share -

         The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):


                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                            2004            2003
                                                                          ---------       ---------
Computation of Basic Earnings Per Share:
Income from continuing operations                                         $  70,927       $  61,386
Gain on sale of development properties, net of income
taxes                                                                         3,899             824
Preferred stock dividends                                                    (2,909)         (4,609)
                                                                          ---------       ---------
Income from continuing operations
applicable to common shares                                                  71,917          57,601
Income/(loss) from discontinued operations                                   (3,437)          8,751
                                                                          ---------       ---------
Net income applicable to common shares                                    $  68,480       $  66,352
                                                                          =========       =========
Weighted average common shares outstanding                                  110,805         104,711

Basic Earnings Per Share:
Income from continuing operations                                         $    0.65       $    0.55
Income from discontinued operations                                           (0.03)           0.08
                                                                          ---------       ---------
Net income                                                                $    0.62       $    0.63
                                                                          =========       =========

Computation of Diluted Earnings Per Share:
Income from continuing operations
applicable to common shares                                               $  71,917       $  57,601
Distributions on convertible downREIT units                                   1,502               -
                                                                          ---------       ---------

Income from continuing operations for diluted
earnings per share                                                           73,419          57,601
Income/(loss) from discontinued operations                                   (3,437)          8,751
                                                                          ---------       ---------
Net income for diluted earnings per share                                 $  69,982       $  66,352
                                                                          =========       =========
Weighted average common shares
outstanding - basic                                                         110,805         104,711
Effect of dilutive securities:
   Stock options                                                              2,346           1,071
   Assumed conversion of downREIT units (a)                                   2,383               -
                                                                          ---------       ---------
Shares for diluted earnings per share                                       115,534         105,782
                                                                          ---------       ---------
Diluted Earnings Per Share:

Income from continuing operations                                         $    0.64       $    0.54
Income from discontinued operations                                           (0.03)           0.09
                                                                          ---------       ---------
Net income                                                                $    0.61       $    0.63
                                                                          =========       =========

         (a) For the period ended March 31, 2003, the effect of the assumed conversion of downREIT units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

         The Company maintains a stock option plan (the "Plan") for which prior to January 1, 2003, the Company accounted for under the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25), issued in March 2000. Effective January 1, 2003, the Company adopted the prospective method provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure an Amendment of FASB Statement No. 123 ("SFAS No. 148"), which will apply the recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") to all employee awards granted, modified or settled after January 1, 2003. Awards under the Company's Plan generally vest ratably over a three-year term and expire ten years from the date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three months ended March 31, 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding stock awards in each period (amount presented in thousands except for per share data):

                                                             Three Months Ended March 31,
                                                            -----------------------------
                                                              2004                 2003
                                                            --------             --------
Net income, as reported                                     $ 71,389             $ 70,961
   Add: Stock based employee compensation
   expense included in reported net income                        50                   15
   Deduct: Total stock based employee
   compensation expense determined under
   fair value based method for all awards                       (417)                (737)
                                                            --------             --------

Pro Forma Net Income - Basic                                $ 71,022             $ 70,239
                                                            ========             ========

Earnings Per Share
   Basic - as reported                                      $   0.62             $   0.63
                                                            ========             ========
   Basic - pro forma                                        $   0.61             $   0.63
                                                            ========             ========

Net income for diluted earnings per share                   $ 69,982             $ 66,352
   Add: Stock based employee compensation
   expense included in reported net income                        50                   15
   Deduct: Total stock based employee
   compensation expense determined under
   fair value based method for all awards                       (417)                (737)
                                                            --------             --------

Pro Forma Net Income - Diluted                              $ 69,615             $ 65,630
                                                            ========             ========

Earnings Per Share
   Diluted - as reported                                    $   0.61             $   0.63
                                                            ========             ========
   Diluted - pro forma                                      $   0.60             $   0.62
                                                            ========             ========


         In addition, there were approximately 24,000 and 1,026,775 stock options that were anti-dilutive for the three month period ended March 31, 2004 and 2003, respectively.

New Accounting Pronouncements -

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (i) the equity investors (if any) do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, effective upon issuance, FIN 46 requires additional disclosures by the primary beneficiary and other significant variable interest holders. The provisions of FIN 46 apply immediately to VIE's created after January 31, 2003. In October 2003, the FASB issued FASB Staff Position 46-6, which deferred the effective date to December 31, 2003 for applying the provisions of FIN 46 for interests held by public companies in all VIEs created prior to February 1, 2003. Additionally, in December 2003, the FASB issued Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003) ("FIN 46(R)"). The provisions of FIN 46(R) are effective as of March 31, 2004 for all non-special purpose entity ("non-SPE") interests held by public companies in all variable interest entities created prior to February 1, 2003. The adoption of FIN 46(R) did not have a material impact on the Company's financial position or results of operations.

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

         At March 31, 2004, the estimated fair value of minority interests relating to mandatorily redeemable non-controlling interests associated with finite-lived subsidiaries of the Company is approximately $28.0 million. These finite-lived subsidiaries have termination dates ranging from 2019 to 2052.

2. Operating Property Activities

         During January 2004, the Company acquired a shopping center property located in Hyannis, MA, comprising approximately 0.2 million square feet of gross leasable area ("GLA"), for a purchase price of approximately $37.0 million including the assumption of approximately $18.8 million of non-recourse mortgage debt.

         During January 2004, the Company acquired a shopping center property located in Temple, TX, through a joint venture in which the Company holds a 60% controlling interest, for a purchase price of approximately $25.5 million including the assumption of approximately $21.7 million of non-recourse mortgage debt.

         During February 2004, the Company acquired an interest in a shopping center property located in Towson, MD, comprising approximately 0.7 million square feet of GLA, for a purchase price of approximately $81.5 million including the assumption of approximately $47.8 million of non-recourse mortgage debt. In connection with the funding of this transaction the Company issued the seller downREIT units valued at approximately $24.1 million. The units provide the holder a 4.5% return per annum on the value of the units with distributions made on a monthly basis. The value of the units is included in Minority Interest in partnerships on the accompanying Condensed Consolidated Balance Sheets.

         During 2003, the Company disposed of four properties for net proceeds of $41.2 million which were placed in escrow for use in a 1031 exchange transaction. These proceeds together with an additional $13.7 million cash investment were used to acquire an exchange shopping center property located in Holmdel, NJ, comprising approximately 0.2 million square feet of GLA, during February 2004.

         During March 2004, the Company acquired a shopping center property located in Pacifica, CA, comprising approximately 0.2 million square feet of GLA, for a purchase price of approximately $28.5 million.

         During the three months ended March 31, 2004, the Company reclassified as held-for-sale two shopping center properties comprising approximately 0.3 million square feet of GLA. The book value of these properties, aggregating approximately $8.7 million, net of accumulated depreciation of approximately $4.2 million, exceeded their estimated fair value. The Company's determination of the fair value of these properties, aggregating approximately $4.5 million, is based upon contracts of sale with third parties less estimated selling costs. As a result, the Company has recorded a loss resulting from an adjustment of property carrying values of $4.2 million. During March 2004, the Company had completed the sale of one of these properties, comprising approximately 0.1 million square feet of GLA, for a sales price of approximately $1.1 million. In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets, the loss along with the related property operations for the current and comparative years, have been included in the caption Discontinued operations on the Company's Condensed Consolidated Statements of Income.

         During the three months ended March 31, 2004, the Company disposed of three additional operating properties, in separate transactions, for an aggregate sales price of $10.3 million and terminated one ground lease position. These dispositions resulted in aggregate gains of approximately $1.2 million for the three months ended March 31, 2004. In accordance with SFAS No. 144, the operations and aggregate gain on disposition of these properties have been included in the caption Discontinued operations on the Condensed Consolidated Statements of Income.

3. Discontinued Operations

         In accordance with SFAS No. 144, the Company reports as discontinued operations properties held for sale (as defined by SFAS 144) and operating properties sold in the current period. All results of these discontinued operations are included in a separate component of income on the Condensed Consolidated Statements of Income under Discontinued operations. This change has resulted in certain reclassifications of 2003 financial statement amounts.

         The components of Income/(loss) from operations related to discontinued operations for the three months ended March 31, 2004 and 2003 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2004 and 2003 and a full quarter of operations for those assets classified as held for sale as of March 31, 2004 (in thousands):


                                                                   Three Months Ended
                                                            ------------------------------------
                                                            March 31, 2004        March 31, 2003
                                                            --------------        --------------
Discontinued Operations:
Revenues from rental property                                  $   282                $ 4,899
Rental property expenses                                          (665)                (2,114)
                                                               -------                -------
Income/(loss) from property operations                            (383)                 2,785
Depreciation and amortization                                     (134)                  (886)
Other                                                               (6)                   231
                                                               -------                -------
Income/(loss) from discontinued
operating properties                                              (523)                 2,130
Gain on early extinguishment of debt                                 -                  3,341
Loss on operating properties held for sale/sold                 (4,151)                     -
Gain on disposition of operating
properties                                                       1,237                  3,280
                                                               -------                -------

Income/(loss) from discontinued operations                     $(3,437)               $ 8,751
                                                               =======                =======


4. Kimco Developers, Inc. ("KDI")

         During the three months ended March 31, 2004, KDI, the Company's wholly-owned development taxable REIT subsidiary, sold one of its recently completed projects and seven of its out-parcels, in separate transactions, for approximately $49.3 million. These sales provided gains of approximately $3.9 million, net of income taxes of $2.6 million.

         Additionally, during the three months ended March 31, 2004, KDI obtained construction financing on two ground-up development properties for an aggregate loan amount of up to $25.1 million, of which approximately $4.2 million has been funded to KDI as of March 31, 2004. As of March 31, 2004, KDI had 15 loans with total commitments of up to $264.0 million of which $91.5 million has been funded to KDI. These loans have original maturities ranging from 18 to 36 months and interest rates ranging from 2.84% to 5.0% at March 31, 2004.

5. Investments and Advances in Real Estate Joint Ventures

Kimco Income REIT -

         During 1998, the Company formed Kimco Income REIT ("KIR"), a limited partnership which the Company manages, established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages. As of March 31, 2004, the KIR portfolio was comprised of 70 properties aggregating 14.6 million square feet of GLA located in 21 states.

         The Company holds a 43.3% non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting. The Company's equity in income of KIR for the three months ended March 31, 2004 and 2003 was approximately $5.0 million and $4.9 million, respectively.

         In addition, KIR entered into a master management agreement with the Company, whereby, the Company will perform services for fees relating to the management, operation, supervision and maintenance of the joint venture properties. For the three months ended March 31, 2004 and 2003, the Company earned management fees of approximately $0.8 million and $0.7 million, respectively.

RioCan Venture -

         During October 2001, the Company formed a joint venture (the "RioCan Venture") with RioCan Real Estate Investment Trust ("RioCan", Canada's largest publicly traded REIT measured by GLA) in which the Company has a 50% interest, to acquire retail properties and development projects in Canada. The acquisitions and development projects are to be sourced and managed by RioCan and are subject to review and approval by a joint oversight committee consisting of RioCan management and the Company's management personnel. As of March 31, 2004, the RioCan Venture consisted of 31 shopping center properties and three development projects aggregating 7.3 million square feet of GLA. During the three months ended March 31, 2004 and 2003, the Company recognized equity in income of the RioCan Venture of approximately $4.5 million and $2.7 million, respectively.

KROP Venture -

         During October 2001, the Company formed the Kimco Retail Opportunity Portfolio ("KROP"), a venture with GE Real Estate ("GERE") which the Company manages and has a 20% interest. The purpose of this venture is to acquire established, high-growth potential retail properties in the United States. The initial funding for this venture consists of an equity pool of up to $250.0 million, provided $50.0 million by the Company and $200.0 million by GERE. The Company will be responsible for the day-to-day management, redevelopment and leasing of the properties acquired and will be paid fees for those services. In addition, the Company will earn fees related to the acquisition and disposition of the properties by KROP. Capital contributions will only be required as suitable opportunities arise and are agreed to by the Company and GECRE.

         During the three months ended March 31, 2004, KROP sold two properties for an aggregate sales price of approximately $20.1 million and acquired a property for a purchase price of approximately $13.5 million. As of March 31, 2004, the KROP venture consisted of 22 properties aggregating 3.4 million square feet of GLA located in 12 states. For the three months ended March 31, 2004 and 2003, the Company recognized equity in income of KROP of approximately $1.7 million and $0.4 million, respectively. Additionally, during the three months ended March 31, 2004 and 2003, the Company earned management and acquisition fees of approximately $0.7 million and $0.6 million, respectively.

Other Real Estate Joint Ventures -

         During January 2004, the Company acquired a property located in Marlborough, MA, through a joint venture in which the Company has a 40% non-controlling interest. The property was acquired for a purchase price of approximately $26.5 million, including $21.2 million of non-recourse debt encumbering the property.

         During March 2004, the Company transferred an operating property, located in Raleigh, NC, comprising approximately 0.1 million square feet of GLA, to a newly formed joint venture in which the Company has a 10% non-controlling interest for a price of approximately $16.5 million.

6. Other Real Estate Investments

Kimsouth -

         During November 2002, the Company through its taxable REIT subsidiary, together with Prometheus Southeast Retail Trust, completed the merger and privatization of Konover Property Trust, which has been renamed Kimsouth Realty, Inc., ("Kimsouth"). The Company acquired 44.5% of the common stock of Kimsouth, which consisted primarily of 38 retail shopping center properties comprising approximately 4.6 million square feet of GLA. Total acquisition value was approximately $280.9 million including approximately $216.2 million in mortgage debt. The Company's investment strategy with respect to Kimsouth includes re-tenanting, repositioning and disposition of the properties. As of March 31, 2004, Kimsouth consisted of 19 properties aggregating approximately 2.8 million square feet of GLA located in six states. During the three months ended March 31, 2004, Kimsouth sold three properties, in separate transactions, for an aggregate sales price of approximately $31.9 million. For the three months ended March 31, 2004 and 2003, the Company recognized equity in income of Kimsouth of approximately $3.7 million and $3.0 million, respectively. Additionally, during the three months ended March 31, 2004 and 2003, the Company earned management fees of approximately $0.4 million and $0.2 million, respectively.

Preferred Equity Capital -

         During 2002, the Company established a preferred equity program, which provides capital to developers and owners of shopping centers. As of March 31, 2004, the Company has provided an aggregate of approximately $79.3 million in investment capital to developers and owners of 28 shopping centers. During the three months ended March 31, 2004 and 2003, the Company earned approximately $1.3 million and $0.9 million, respectively, from these investments.

7. Mortgages and Other Financing Receivables

         During May 2002, the Company provided a $15 million three-year term loan and a $7.5 million revolving credit facility to Frank's Nursery & Crafts, Inc. ("Frank's"), at an interest rate of 10.25% per annum collateralized by 40 real estate interests. Interest is payable quarterly in arrears. During 2003, the revolving credit facility was amended to increase the total borrowing capacity to $17.5 million. During January 2004, the revolving loan was further amended to provide up to $33.75 million of borrowings from the Company. As of March 31, 2004, the aggregate outstanding loan balance was approximately $46.2 million.

         During March 2002, the Company provided a $15.0 million three-year loan to Gottchalks, Inc., at an interest rate of 12.0% per annum collateralized by three properties. The Company received principal and interest payments on a monthly basis. During March 2004, Gottchalks, Inc., elected to prepay the remaining outstanding loan balance of approximately $13.2 million in full satisfaction of this loan.

8. Supplemental Schedule of Non-Cash Investing / Financing Activities

         The following schedule summaries the non-cash investing and financing activities of the Company for the three months ended March 31, 2004 and 2003 (in thousands):


                                                                2004           2003
                                                                ----           ----
Acquisition of real estate interests by assumption of         $88,309        $     -
mortgage debt

Acquisition of real estate interest by issuance of            $24,114        $     -
downREIT units

Disposition of real estate interest by assignment of          $     -        $ 1,746
mortgage debt

Proceeds held in escrow from sale of real estate              $19,653        $   270
interests

Acquisition of real estate interest through proceeds          $41,194        $     -
held in escrow

Notes received upon disposition of real estate interests      $ 1,627        $     -

Notes received upon exercise of stock options                 $     -        $   100

Declaration of dividends paid in succeeding period            $66,212        $59,824



9. Pro Forma Financial Information

         As discussed in Note 2, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the three months ended March 31, 2004. The pro forma financial information set forth below is based upon the Company's historical Condensed Consolidated Statements of Income for the three months ended March 31, 2004 and 2003, adjusted to give effect to these transactions as of January 1, 2003.

         The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred as of January 1, 2003, nor does it purport to represent the results of future operations. (Amounts presented in millions, except per share figures.)

                                               Three Months ended March 31,
                                               ----------------------------
                                                    2004          2003
                                                    ----          ----

Revenues from rental property                    $   142.3     $   125.3
Net income                                       $    73.0     $    66.4
Net income per common share:
   Basic                                         $    0.63     $    0.59
                                                 =========     =========
   Diluted                                       $    0.62     $    0.58
                                                 =========     =========

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

Results of Operations

         Revenues from rental property increased $20.4 million or 17.1% to $139.9 million for the three months ended March 31, 2004, as compared with $119.5 million for the corresponding quarter ended March 31, 2003. This net increase resulted primarily from the combined effect of (i) the acquisition of five operating properties during the three months ended March 31, 2004, providing incremental revenues of $3.0 million, (ii) acquisitions throughout calendar year 2003 of 55 operating properties (including 41 operating properties acquired in the Mid-Atlantic Realty Trust transaction) providing incremental revenues of $20.1 million, (iii) an overall increase in shopping center portfolio occupancy to 91.9% at March 31, 2004, as compared to 89.1% at March 31, 2003 and the completion of certain development and redevelopment projects, providing incremental revenues of approximately $2.7 million as compared to the corresponding three month period in 2003, offset by (iv) the transfer of operating properties to various joint venture entities throughout 2003 and the three months ended March 31, 2004 and tenant buyouts, resulting in a decrease of revenues of approximately $5.4 million for the three months ended March 31, 2004, as compared to the corresponding three month period in 2003.

         Rental property expenses, including depreciation and amortization, increased $11.6 million or 22.5% to $63.4 million for the three months ended March 31, 2004, as compared to $51.8 million for the corresponding quarter ended March 31, 2003. This increase is primarily due to property acquisitions during 2004 and 2003 which was partially offset by property transfers to joint ventures.

         Income from other real estate investments increased $1.3 million to $6.2 million for the three months ended March 31, 2004, as compared to $4.9 for the corresponding quarter ended March 31, 2003. This increase is primarily due to (i) increased investment in the Company's Preferred Equity program which contributed $1.3 million for the quarter ended March 31, 2004, as compared to $0.9 million for the corresponding quarter ended March 31, 2003 and (ii) increased contributions from the Kimsouth investment of $3.7 million for the three months ended March 31, 2004, as compared to $3.0 million for the three months ended March 31, 2003.

         Mortgage financing income decreased $2.0 million to $3.6 million for the three months ended March 31, 2004, as compared to $5.6 million for the corresponding quarter ended March 31, 2003. This decrease is primarily due to lower interest and financing income earned relating to certain real estate lending activities during the three months ended March 31, 2004, as compared to the corresponding three months ended March 31, 2003.

         Management and other fee income increased approximately $2.9 million to $5.8 million for the three months ended March 31, 2004, as compared to $2.9 million for the corresponding period in 2003. This increase is primarily due to
(i) incremental fees earned from growth in the co-investment program and (ii) fees earned from disposition services provided to various retailers.

         Interest expense increased $4.4 million to $27.4 million for the three months ended March 31, 2004, as compared with $23.0 million for the corresponding quarter ended March 31, 2003. This increase is primarily due to an overall increase in borrowings during 2004 and 2003 including additional borrowings and assumption of mortgage debt in connection with the Mid-Atlantic Realty Trust transaction.

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

         Equity in income of real estate joint ventures, net increased $4.8 million to $14.0 million for the three months ended March 31, 2004, as compared to $9.2 million for the corresponding quarter ended March 31, 2003. This increase is primarily attributable to the equity in income from the Kimco Income REIT joint venture investment ("KIR"), the RioCan joint venture investment ("RioCan Venture") and the Kimco Retail Opportunity Fund joint venture investment ("KROP"). The Company has made additional capital investments in these joint ventures and others for the acquisition of additional shopping center properties by the ventures throughout 2003 and the three months ended March 31, 2004.

         During the three months ended March 31, 2004, the Company reclassified as held-for-sale two shopping center properties comprising approximately 0.3 million square feet. The book value of these properties, aggregating approximately $8.7 million, net of accumulated depreciation of approximately $4.2 million, exceeded their estimated fair value. The Company's determination of the fair value of these properties, aggregating approximately $4.5 million, is based upon contracts of sale with third parties less estimated selling costs. As a result, the Company has recorded a loss resulting from an adjustment of property carrying values of $4.2 million. During March 2004, the Company had completed the sale of one of these properties, comprising approximately 0.1 million square feet of GLA, for a sales price of approximately $1.1 million. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long Lived Assets ("SFAS No. 144"), the loss along with the related property operations for the current and comparative years, has been included in the caption Discontinued operations on the Company's Condensed Consolidated Statements of Income.

         During the three months ended March 31, 2004, the Company (i) disposed of three additional operating properties, in separate transactions, for an aggregate sales price of $10.3 million and (ii) terminated one ground lease position. These dispositions resulted in aggregate gains of approximately $1.2 million for the three months ended March 31, 2004. In accordance with SFAS No. 144, the operations and aggregate gain on disposition of these properties have been included in the caption Discontinued operations on the Condensed Consolidated Statements of Income.

         During the three months ended March 31, 2003, the Company sold operating properties in Bridgeview, IL and Trexlertown, PA, in separate transactions, for aggregate proceeds of $5.9 million, which resulted in gains of approximately $3.3 million.

         Effective January 1, 2001, the Company elected taxable REIT subsidiary status for its wholly-owned development subsidiary ("KDI"). KDI is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion. During the three months ended March 31, 2004, KDI sold one project and seven out-parcels, in separate transactions, for approximately $49.3 million. These sales resulted in gains of approximately $3.9 million, net of income taxes of $2.6 million.

         During the three months ended March 31, 2003, KDI sold five out-parcels, in separate transactions, for approximately $4.0 million, which resulted in gains of approximately $0.8 million, net of income taxes of $0.5 million.

         Income from continuing operations for the three months ended March 31, 2004 was $70.9 million, as compared to $61.4 million for the three months ended March 31, 2003, representing an increase of $9.5 million. On a diluted per share basis, income from continuing operations increased $0.10 to $0.64 for the three month period ended March 31, 2004, as compared to $0.54 for the corresponding quarter in the previous year. This increase is primarily attributable to (i) the acquisition of operating properties during the three months ended March 31, 2004 and throughout calendar year 2003, including the Mid-Atlantic Realty Trust transaction, (ii) an increase in equity in income of real estate joint ventures resulting from additional capital investments in KIR, the RioCan Venture, KROP and other joint venture investments for the acquisition of additional shopping center properties by the ventures throughout 2003 and the three months ended March 31, 2004 and (iii) increased gains on sale of development properties for the three months ended March 31, 2004 as compared to the same period last year.

         Net income for the three months ended March 31, 2004 was $71.4 million, as compared to $71.0 million for the three months ended March 31, 2003. On a diluted per share basis, net income decreased $0.02 to $0.61 for the three month period ended March 31, 2004, as compared to $0.63 for the corresponding quarter in the previous year. This decrease is primarily attributable to (i) losses on operating properties held for sale/sold of $4.2 million during the three months ended March 31, 2004 as compared to gains of $1.2 million for the same period last year and (ii) gains on the early extinguishment of debt of $6.3 million recognized during the quarter ended March 31, 2003.

Tenant Concentration

         The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base. At March 31, 2004, the Company's five largest tenants include TJX Companies, The Home Depot, Kmart Corporation, Kohl's and Royal Ahold which represented approximately 3.0%, 2.9%, 2.9%, 2.7% and 2.5%, respectively, of the Company's annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

         It is management's intention that the Company continually have access to the capital resources necessary to expand and develop its business. As such, the Company intends to operate with and maintain a conservative capital structure with a level of debt to total market capitalization of 50% or less. As of March 31, 2004, the Company's level of debt to total market capitalization was 28%. In addition, the Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings. The Company may, from time to time, seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage financings and other debt and equity alternatives in a manner consistent with its intention to operate with a conservative debt structure.

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

         The Company has a $500.0 million unsecured revolving credit facility, which is scheduled to expire in August 2006. This credit facility has made available funds to both finance the purchase of properties and other investments and meet any short-term working capital requirements. As of March 31, 2004, there was $60.0 million outstanding under this credit facility.

         The Company also has a $300.0 million medium-term notes ("MTN") program pursuant to which it may, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company's debt maturities. As of March 31, 2004, the Company had $300.0 million available for issuance under the MTN program.

         In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties. As of March 31, 2004, the Company had over 400 unencumbered property interests in its portfolio.

         During May 2003, the company filed a shelf registration statement on Form S-3 for up to $1.0 billion of debt securities, preferred stock, depositary shares, common stock and common stock warrants. As of March 31, 2004, the Company had $609.7 million available for issuance under this shelf registration statement.

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

         The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, availability under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flows from operations increased to $107.5 million for the quarter ended March 31, 2004, as compared to $84.8 million for the corresponding period ended March 31, 2003.

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

New Accounting Pronouncements

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (i) the equity investors (if any) do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, effective upon issuance, FIN 46 requires additional disclosures by the primary beneficiary and other significant variable interest holders. The provisions of FIN 46 apply immediately to VIE's created after January 31, 2003. In October 2003, the FASB issued FASB Staff Position 46-6, which deferred the effective date to December 31, 2003 for applying the provisions of FIN 46 for interests held by public companies in all VIEs created prior to February 1, 2003. Additionally, in December 2003, the FASB issued Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003) ("FIN 46(R)"). The provisions of FIN 46(R) are effective as of March 31, 2004 for all non-special purpose entity ("non-SPE") interests held by public companies in all variable interest entities created prior to February 1, 2003. The adoption of FIN 46(R) did not have a material impact on the Company's financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         As of March 31, 2004, the Company had approximately $565.5 million of floating-rate debt outstanding including $60.0 million on its unsecured revolving credit facility, $85.0 million of unsecured MTN's due August 2004 and $329.0 million on its bridge loan due September 2004 related to the Mid-Atlantic Realty Trust transaction. The Company believes the interest rate risk on its floating-rate debt is not material to the Company or its overall capitalization.

         As of March 31, 2004, the Company had Canadian investments totaling CAD $179.8 million (approximately USD $137.2 million) comprised of investments in real estate joint ventures and marketable securities. In addition, the Company has Mexican real estate investments of approximately MXN $337.5 million (approximately USD $30.5 million). The foreign currency exchange risk has been mitigated through the use of foreign currency forward contracts (the "Forward Contracts") and a cross currency swap (the "CC Swap") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-party to the Forward Contracts and the CC Swap. The Company believes it mitigates its credit risk by entering into the Forward Contracts and the CC Swap with major financial institutions.

         The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 2004, the Company had no other material exposure to market risk.

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

         There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         31.1 Certification of the Company's Chief Executive Officer, Milton Cooper, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of the Company's Chief Financial Officer, Michael V. Pappagallo, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of the Company's Chief Executive Officer, Milton Cooper, and the Company's Chief Financial Officer, Michael V. Pappagallo, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Form 8-K -

         A current report on Form 8-K dated February 11, 2004 was furnished under Item 9 relating to the announcement of the Company's fourth quarter and full year 2003 operating results.

         A current report on Form 8-K dated February 5, 2004 was filed under
Item 7 relating to the filing of the Company's computation of its ratio of earnings to fixed charges and ratio of combined fixed charges and preferred stock dividends for the nine months ended September 30, 2003.

                              SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    KIMCO REALTY CORPORATION




May 4, 2004                         /s/  Milton Cooper
-----------                         -----------------------------------
(Date)                              Milton Cooper
                                    Chairman of the Board





May 4, 2004                         /s/  Michael V. Pappagallo
-----------                         -----------------------------------
(Date)                              Michael V. Pappagallo
                                    Chief Financial Officer