Form 10-Q
period 2004-06-30
KIMCO REALTY CORP
filed 2004-08-03
CIK 879101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 1-10899

Kimco Realty Corporation

(Exact name of registrant as specified in its charter)

Maryland	13-2744380

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3333 New Hyde Park Road, New Hyde Park, NY 11042

(Address of principal executive offices – zip code)

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

111,214,468 shares outstanding as of June 30, 2004.

     1 of 33

PART I
FINANCIAL INFORMATION

Item 1.      Financial Statements

Condensed Consolidated Financial Statements —
      Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003.

      Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2004 and 2003.

      Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2004 and 2003.

      Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003.

Notes to Condensed Consolidated Financial Statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	June 30, 2004	December 31, 2003

Assets:
Operating real estate, net of accumulated depreciation
of $600,537 and $568,015, respectively	$3,011,337	$3,264,223
Investments and advances in real estate joint ventures	494,012	487,394
Real estate under development	290,256	304,286
Other real estate investments	129,195	113,085
Mortgages and other financing receivables	109,491	101,691
Cash and cash equivalents	55,346	48,288
Marketable securities	45,610	45,677
Accounts and notes receivable	48,342	50,408
Other assets	138,099	188,872

	$4,321,688	$4,603,924

Liabilities:
Notes payable	$1,362,250	$1,686,250
Mortgages payable	369,525	375,914
Construction loans payable	107,197	92,784
Other liabilities	215,344	213,213

	2,054,316	2,368,161

Minority interests in partnerships	97,311	99,917

Stockholders’ equity:
Preferred stock , $1.00 par value, authorized 3,600,000 shares
Class F Preferred Stock, $1.00 par value, authorized 700,000 shares
Issued and outstanding 700,000 shares	700	700
Aggregate liquidation preference $175,000
Common stock, $.01 par value, authorized 200,000,000 shares
Issued and outstanding 111,214,468 and 110,623,967 shares, respectively	1,112	1,106
Paid-in capital	2,164,454	2,147,286
Cumulative distributions in excess of net income	(19,806)	(30,112)

	2,146,460	2,118,980
Accumulated other comprehensive income	23,601	16,866

	2,170,061	2,135,846

	$4,321,688	$4,603,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2004 and 2003
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues from rental property	$131,026	$114,645	$270,378	$233,871

Rental property expenses:
Rent	2,965	2,695	5,791	5,384
Real estate taxes	17,046	15,024	33,627	29,294
Operating and maintenance	13,582	12,545	30,491	28,233

	33,593	30,264	69,909	62,911

	97,433	84,381	200,469	170,960

Income from other real estate investments	9,124	4,909	15,295	9,809
Mortgage financing income	2,898	6,676	6,458	12,250
Management and other fee income	7,068	3,661	12,829	6,563
Depreciation and amortization	(26,182)	(19,790)	(52,973)	(38,770)

	90,341	79,837	182,078	160,812

Interest, dividends and other investment income	1,572	5,231	4,575	7,571
Other income/(expense), net	4,385	(1,419)	8,295	(1,101)

Interest expense	(28,381)	(24,810)	(55,824)	(47,771)
General and administrative expenses	(10,395)	(8,886)	(20,626)	(17,489)
Gain on early extinguishment of debt	—	—	—	2,921

	57,522	49,953	118,498	104,943

Provision for income taxes	(3,316)	(1,241)	(5,419)	(2,514)

Equity in income of real estate joint ventures, net	11,924	10,138	25,928	19,292
Minority interests in income of partnerships, net	(3,001)	(1,806)	(5,230)	(3,396)

Income from continuing operations	63,129	57,044	133,777	118,325

Discontinued operations:
Income from discontinued operating properties	1,493	1,790	1,248	4,025
Gain on early extinguishment of debt	—	—	—	3,341
Loss on operating properties held for sale/sold	—	—	(4,151)	—
Gain/(loss) on disposition of operating properties	4,875	(867)	6,112	2,413

Income from discontinued operations	6,368	923	3,209	9,779

Gain on sale of development properties
net of tax of $1,289, $2,253, $3,888 and $2,802, respectively	1,933	3,379	5,833	4,203

Net Income	71,430	61,346	142,819	132,307

Original issuance costs associated with the redemption
of preferred stock	—	(7,787)	—	(7,787)
Preferred stock dividends	(2,909)	(4,241)	(5,819)	(8,850)

Net income available to common shareholders	$68,521	$49,318	$137,000	$115,670

Per common share:
Income from continuing operations:
-Basic	$0.56	$0.46	$1.21	$1.01

-Diluted	$0.55	$0.45	$1.18	$1.00

Net income:
-Basic	$0.62	$0.47	$1.23	$1.10

-Diluted	$0.61	$0.46	$1.21	$1.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months ended June 30, 2004 and 2003
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net income	$71,430	$61,346	$142,819	$132,307

Other comprehensive income:
Unrealized gain on marketable securities	2,190	1,324	6,257	2,756
Unrealized gain on interest rate swaps	-	132	-	197
Unrealized gain/(loss) gain on warrants	(910)	2,856	1,251	3,473
Unrealized gain/(loss) on foreign currency hedge agreements	2,658	(14,212)	2,849	(11,495)
Foreign currency translation adjustment	(3,175)	13,486	(3,622)	12,146

Other comprehensive income	763	3,586	6,735	7,077

Comprehensive income	$72,193	$64,932	$149,554	$139,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,

	2004	2003

Cash flow from operating activities:
Net income	$142,819	$132,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,213	40,580
Loss on operating properties held for sale/sold	4,151	—
Gain on sale of development properties	(9,721)	(7,005)
Gain on sale of operating properties	(6,112)	(2,413)
Gain on early extinguishment of debt	—	(6,262)
Minority interests in income of partnerships, net	5,230	3,396
Equity in income of real estate joint ventures, net	(25,928)	(19,292)
Income from other real estate investments	(11,058)	(8,330)
Distributions of unconsolidated investments	44,243	31,740
Change in accounts and notes receivable	2,172	827
Change in accounts payable and accrued expenses	1,289	(9,551)
Change in other operating assets and liabilities	(9,461)	(1,038)

Net cash flow provided by operating activities	190,837	154,959

Cash flow from investing activities:
Acquisition of and improvements to operating real estate	(151,886)	(263,104)
Acquisition of and improvements to real estate under development	(74,577)	(83,006)
Investment in marketable securities	(8,484)	(20,698)
Proceeds from sale of marketable securities	16,249	36,024
Investments and advances to real estate joint ventures	(68,151)	(93,504)
Proceeds from transferred operating properties	254,663	—
Reimbursements of advances to real estate joint ventures	44,974	29,712
Other real estate investments	(27,885)	(13,761)
Reimbursements of advances to other real estate investments	7,835	—
Redemption of minority interests in real estate partnerships	(3,781)	(3,465)
Investment in mortgage loans receivable	(39,281)	(24,057)
Collection of mortgage loans receivable	36,757	21,144
Proceeds from sale of mortgage loan receivable	—	36,723
Proceeds from sale of operating properties	20,786	76,584
Proceeds from sale of development properties	86,658	34,512

Net cash flow provided by (used for) investing activities	93,877	(266,896)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(6,565)	(12,476)
Principal payments on rental property debt	(4,129)	(2,770)
Principal payments on construction loan financings	(26,596)	(14,998)
Proceeds from mortgage/construction loan financings	199,569	53,860
Borrowings under revolving credit facilities	55,000	150,000
Proceeds from issuance of medium-term note	—	50,000
Repayment of unsecured notes	(379,000)	—
Dividends paid	(132,178)	(124,575)
Proceeds from issuance of stock	16,243	259,883
Redemption of preferred stock	—	(225,000)

Net cash flow provided by (used for) financing activities	(277,656)	133,924

Change in cash and cash equivalents	7,058	21,987

Cash and cash equivalents, beginning of period	48,288	35,962

Cash and cash equivalents, end of period	$55,346	$57,949

Interest paid during the period (net of capitalized interest of $4,605 and $4,274, respectively)	$57,221	$46,228

Income taxes paid during the period	$6,892	$9,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

1.      Interim Financial Statements

Principles of Consolidation -

     The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation (the “Company”), its subsidiaries, all of which are wholly owned, and all entities in which the Company has a controlling interest or has been determined to be a primary beneficiary of a variable interest entity. The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K and Current Report on Form 8-K dated May 18, 2004.

     Certain 2003 amounts have been reclassified to conform to the 2004 financial statement presentation.

Income Taxes -

     The Company and its qualified REIT subsidiaries file a consolidated federal income tax return. The Company has made an election to qualify, and believes it is operating so as to qualify, as a Real Estate Investment Trust (a “REIT”) for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under Section 856 through 860 of the Internal Revenue Code, as amended (the “Code”). However, in connection with the Tax Relief Extension Act of 1999, which became effective January 1, 2001, the Company is now permitted to participate in certain activities which it was previously precluded from in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries under the Code. As such, the Company will be subject to federal and state income taxes on the income from these activities. During the six months ended June 30, 2004, the Company’s provision for federal and state income taxes was approximately $9.3 million relating to activities conducted in its taxable REIT subsidiaries.

Earnings Per Share -

     The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Computation of Basic Earnings Per Share:

Income from continuing operations	$63,129	$57,044	$133,777	$118,325

Gain on sale of development properties, net of income taxes	1,933	3,379	5,833	4,203

Original issuance costs associated with the redemption of preferred stock	—	(7,787)	—	(7,787)

Preferred stock dividends	(2,909)	(4,241)	(5,819)	(8,850)

Income from continuing operations applicable to common shares	62,153	48,395	133,791	105,891

Income from discontinued operations	6,368	923	3,209	9,779

Net income applicable to common shares	$68,521	$49,318	$137,000	$115,670

Weighted average common shares
outstanding	111,118	105,179	110,961	104,946

Basic Earnings Per Share:

Income from continuing operations	$0.56	$0.46	$1.21	$1.01
Income from discontinued operations	0.06	0.01	0.02	0.09

Net income	$0.62	$0.47	$1.23	$1.10

Computation of Diluted Earnings Per Share:

Income from continuing operations for diluted earnings per share (a)	$62,153	$48,395	$133,791	$105,891

Income from discontinued operations	6,368	923	3,209	9,779

Net income for diluted earnings per share	$68,521	$49,318	$137,000	$115,670

Weighted average common shares outstanding – basic	111,118	105,179	110,961	104,946

Effect of dilutive securities: (a) Stock options	1,974	1,651	2,114	1,356

Shares for diluted earnings per share	113,092	106,830	113,075	106,302

Diluted Earnings Per Share:
Income from continuing operations	$0.55	$0.45	$1.18	$1.00
Income from discontinued operations	0.06	0.01	0.03	0.09

Net income	$0.61	$0.46	$1.21	$1.09

     (a) For the three and six months ended June 30, 2004 and 2003, the effect of the assumed conversion of downREIT units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

     The Company maintains a stock option plan (the “Plan”) for which prior to January 1, 2003, the Company accounted for under the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25), issued in March 2000. Effective January 1, 2003, the Company adopted the prospective method provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure and Amendment of FASB Statement No. 123 (“SFAS No. 148”), which applies the recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) to all employee awards granted, modified or settled after January 1, 2003. Awards under the Company’s Plan generally vest ratably over a three-year term and expire ten years from the date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three and six months ended June 30, 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding stock awards in each period (amounts presented in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003

Net income, as reported	$71,430	$61,346	$142,819	$132,307
Add: Stock based employee compensation expense included in reported net income	627	—	677	15
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(1,044)	(737)	(1,511)	(1,489)

Pro Forma Net income – Basic	$71,013	$60,609	$141,985	$130,833

Earnings Per Share
Basic – as reported	$0.62	$0.47	$1.23	$1.10

Basic – pro forma	$0.61	$0.46	$1.23	$1.09

Net income for diluted earnings per share	$68,521	$49,318	$137,000	$115,670
Add: Stock based employee compensation expense included in reported net income	627	—	677	15
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(1,044)	(737)	(1,511)	(1,489)

Pro Forma Net income – Diluted	$68,104	$48,581	$136,166	$114,196

Earnings Per Share
Diluted – as reported	$0.61	$0.46	$1.21	$1.09

Diluted – pro forma	$0.60	$0.45	$1.20	$1.07

     In addition, there were approximately 66,000 and 12,750 stock options that were anti-dilutive as of June 30, 2004 and 2003, respectively.

New Accounting Pronouncements -

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model applies when either (i) the equity investors (if any) do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional financial support. In addition, effective upon issuance, FIN 46 requires additional disclosures by the primary beneficiary and other significant variable interest holders. The provisions of FIN 46 apply immediately to VIE’s created after January 31, 2003. In October 2003, the FASB issued FASB Staff Position 46-6, which deferred the effective date to December 31, 2003 for applying the provisions of FIN 46 for interests held by public companies in all VIEs created prior to February 1, 2003. Additionally, in December 2003, the FASB issued Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003) (“FIN 46(R)”). The provisions of FIN 46(R) are effective as of March 31, 2004 for all non-special purpose entity (“non-SPE”) interests held by public companies in all variable interest entities created prior to February 1, 2003. The adoption of FIN 46(R) did not have a material impact on the Company’s financial position or results of operations.

     The Company’s joint ventures and other real estate investments primarily consist of co-investments with institutional and other joint venture partners in neighborhood and community shopping center properties, consistent with its core business. These joint ventures typically obtain non-recourse third party financing on their property investments, thus contractually limiting the Company’s losses to the amount of its equity investment; and due to the lender’s exposure to losses, a lender typically will require a minimum level of equity in order to mitigate their risk. The Company’s exposure to losses associated with its unconsolidated joint ventures is limited to its carrying value in these investments.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatorily redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. As a result of this deferral, the adoption of SFAS No. 150 did not have a material adverse impact on the Company’s financial position or results of operations.

     At June 30, 2004, the estimated fair value of minority interests relating to mandatorily redeemable non-controlling interests associated with finite-lived subsidiaries of the Company was approximately $3.9 million. These finite-lived subsidiaries have termination dates ranging from 2019 to 2027.

     In March 2004, the Emerging Issues Task Force reached a final consensus regarding Issue 03-6, Participating Securities and the Two-Class Method under SFAS 128, (“EITF 03-6”). The issue addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance on applying the two-class method of calculating earnings per share once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus is effective for the period ending June 30, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF 03-6 had no impact on the Company’s financial position or results of operations.

2.      Operating Property Activities

     During January 2004, the Company acquired a shopping center property located in Hyannis, MA, comprising approximately 0.2 million square feet of gross leasable area (“GLA”), for a purchase price of approximately $37.0 million including the assumption of approximately $18.8 million of non-recourse mortgage debt. During May 2004, this property was transferred to a newly formed unconsolidated joint venture entity in which the Company has a 15% non-controlling interest.

     During January 2004, the Company acquired a shopping center property located in Temple, TX, through a joint venture in which the Company holds a 60% controlling interest, for a purchase price of approximately $25.5 million including the assumption of approximately $21.7 million of non-recourse mortgage debt.

     During February 2004, the Company acquired an interest in a shopping center property located in Towson, MD, comprising approximately 0.7 million square feet of GLA, for a purchase price of approximately $81.5 million including the assumption of approximately $47.8 million of non-recourse mortgage debt. In connection with the funding of this transaction the Company issued the seller downREIT units valued at approximately $24.1 million. The units provide the holder a 4.5% return per annum on the value of the units with distributions made on a monthly basis. During June 2004, this property was transferred to a newly formed unconsolidated joint venture in which the Company has a 30% non-controlling interest.

     During 2003, the Company disposed of four properties for net proceeds of approximately $41.2 million which were placed in escrow for use in a 1031 exchange transaction. These proceeds together with an additional $13.7 million cash investment were used to acquire an exchange shopping center property located in Homdel, NJ, comprising approximately 0.2 million square feet of GLA, during February 2004.

     During March 2004, the Company acquired a shopping center property located in Pacifica, CA, comprising approximately 0.2 million square feet of GLA, for a purchase price of approximately $28.5 million. During May 2004, this property was transferred to a newly formed unconsolidated joint venture entity in which the Company has a 15% non-controlling interest.

     During May 2004, the Company acquired a shopping center property located in Madison, TN, comprising approximately 0.2 million square feet of GLA, for a purchase price of approximately $20.6 million including the assumption of approximately $14.6 million of non-recourse mortgage debt.

     During June 2004, the Company acquired a shopping center property located in Roanoke, VA, comprising approximately 0.1 million square feet of GLA, for a purchase price of approximately $11.2 million.

     During June 2004, the Company acquired an operating property through the acquisition of a 50% partnership interest in a joint venture in which the Company had held a 50% interest. The property, acquired for approximately $12.5 million, is located in Tempe, AZ and is comprised of 0.2 million square feet of GLA.

     Additionally, during June 2004, the Company acquired, in separate transactions, two shopping center properties located in Houston, TX, and Manchester, VT, comprising approximately 0.2 million square feet of GLA, for an aggregate purchase price of approximately $31.4 million.

     During March 2004, the Company reclassified as held-for-sale two shopping center properties comprising approximately 0.3 million square feet of GLA. The book value of these properties, aggregating approximately $8.7 million, net of accumulated depreciation of approximately $4.2 million, exceeded their estimated fair value. The Company’s determination of the fair value of these properties, aggregating approximately $4.5 million, is based upon contracts of sale with third parties less estimated selling costs. As a result, the Company has recorded a loss resulting from an adjustment of property carrying values of $4.2 million. During March 2004, the Company completed the sale of one of these properties, comprising approximately 0.1 million square feet of GLA, for a sales price of approximately $1.1 million. During June 2004, the Company completed the sale of the other property, comprising approximately 0.2 million square feet of GLA, for a sales price of approximately $3.9 million. In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets (“SFAS No. 144”), the loss along with the related property operations for the current and comparative years, have been included in the caption Discontinued operations on the Company’s Condensed Consolidated Statements of Income.

     During the six months ended June 30, 2004, the Company (i) disposed of, in separate transactions, an additional six operating properties for an aggregate sales price of approximately $24.9 million; cash proceeds of approximately $16.9 million from the sale of two of these properties were used in a 1031 exchange to acquire exchange shopping center properties located in Roanoke, VA, and Tempe, AZ, (ii) transferred 14 operating properties to KROP, as defined below, for a price of approximately $147.0 million, which approximated their net book values, (iii) transferred 16 operating properties, comprising approximately 2.7 million square feet of GLA, to various co-investment ventures in which the Company has non-controlling interests ranging from 10% to 30% for an aggregate price of approximately $402.8 million, which approximated their net book value, and (iv) terminated one ground lease position. These dispositions resulted in net gains of approximately $6.1 million for the six months ended June 30, 2004. For those property dispositions for which SFAS No. 144, is applicable, the operations and gain or loss on the sale of the property have been included in the caption Discontinued operations in the Condensed Consolidated Statements of Income.

3.      Discontinued Operations

     In accordance with SFAS No. 144, the Company reports as discontinued operations assets held for sale (as defined by SFAS No. 144) and operating assets sold in the current period. All results of these discontinued operations are included in a separate component of income on the Condensed Consolidated Statements of Income under the caption Discontinued operations. This change has resulted in certain reclassifications of 2003 financial statement amounts.

     The components of Income from operations related to discontinued operations for the three and six months ended June 30, 2004 and 2003 are shown below. These include the results of operations through the date of sale for each property sold during 2004 and 2003 and the operations for the applicable period for those assets classified as held for sale as of June 30, 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Discontinued operations:
Revenues from rental property	$1,716	$4,221	$2,573	$9,363
Rental property expenses	(185)	(1,454)	(1,079)	(3,679)

Income from property operations	1,531	2,767	1,494	5,684

Depreciation and amortization	(38)	(896)	(239)	(1,810)
Interest expense	—	(67)	—	—
Other	—	(14)	(7)	151

Income from discontinued operating Properties	1,493	1,790	1,248	4,025

Gain on early extinguishment of debt	—	—	—	3,341

Loss on operating properties held for sale/sold	—	—	(4,151)	—

Gain/(loss) on disposition of operating properties, net	4,875	(867)	6,112	2,413

Income from discontinued operations	$6,368	$923	$3,209	$9,779

4.      Kimco Developers, Inc. (“KDI”)

     During the six months ended June 30, 2004, KDI, the Company’s wholly-owned development taxable REIT subsidiary, sold in separate transactions, 18 out-parcels, its partnership interest in one project and three recently completed projects for approximately $96.7 million. These sales provided gains of approximately $5.8 million, net of income taxes of $3.9 million.

     Additionally, during the six months ended June 30, 2004, KDI obtained construction financing on two ground-up development projects for an aggregate loan amount of up to $25.1 million, of which approximately $8.2 million has been funded to KDI as of June 30, 2004. As of June 30, 2004, KDI had 14 loans with total commitments of up to $252.7 million of which $107.2 million had been funded to KDI. These loans have original maturities ranging from 18 to 36 months and interest rates ranging from 3.11% to 5.0% at June 30, 2004.

5.      Investment and Advances in Real Estate Joint Ventures

Kimco Income REIT -

     During 1998, the Company formed Kimco Income REIT (“KIR”), a limited partnership which the Company manages, established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages.

     The Company holds a 43.3% non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting. The Company’s equity in income of KIR for the six months ended June 30, 2004 and 2003 was approximately $9.8 million and $10.1 million, respectively.

     In addition, KIR entered into a master management agreement with the Company, whereby, the Company will perform services for fees relating to the management, operation, supervision and maintenance of the joint venture properties. For each of the six months ended June 30, 2004 and 2003, the Company earned management fees of approximately $1.4 million, respectively.

     During April 2004, KIR disposed of an operating property located in Las Vegas, NV, for a sales price of approximately $19.5 million, which approximated its net book value.

     As of June 30, 2004, the KIR portfolio was comprised of 69 properties aggregating 14.4 million square feet of GLA located in 20 states.

RioCan Venture -

     During October 2001, the Company formed a joint venture (the “RioCan Venture”) with RioCan Real Estate Investment Trust (“RioCan”, Canada’s largest publicly traded REIT measured by GLA) in which the Company has a 50% non-controlling interest, to acquire retail properties and development projects in Canada. The acquisitions and development projects are to be sourced and managed by RioCan and are subject to review and approval by a joint oversight committee consisting of RioCan management and the Company’s management personnel.

     During April 2004, the RioCan Venture acquired an operating property located in Mississauga, Ontario, comprising approximately 0.2 million square feet of GLA, for a purchase price of approximately $32.3 million.

     As of June 30, 2004, the RioCan Venture consisted of 33 shopping center properties and two development projects aggregating 7.6 million square feet of GLA.

     During the six months ended June 30, 2004 and 2003, the Company recognized equity in income of the RioCan Venture of approximately $8.3 million and $5.6 million, respectively.

KROP Venture -

     During 2001, the Company formed a joint venture (the “Kimco Retail Opportunity Portfolio” or “KROP”) with GE Capital Real Estate (“GECRE”), in which the Company has a 20% non-controlling interest and manages the portfolio. The purpose of this joint venture is to acquire established high growth potential retail properties in the United States. Total capital commitments to KROP from GECRE and the Company are for $200.0 million and $50.0 million, respectively, and such commitments are funded proportionately as suitable opportunities arise and are agreed to by GECRE and the Company.

     During the six months ended June 30, 2004, KROP acquired 15 operating properties for an aggregate purchase of approximately $160.5 million, including the assumption of approximately $20.0 million of individual non-recourse mortgage debt encumbering four of the properties.

     As of June 30, 2004, the KROP venture consisted of 37 properties aggregating 5.2 million square feet of GLA located in 15 states. For the six months ended June 30, 2004 and 2003, the Company recognized equity in income of KROP of approximately $2.3 million and $0.9 million, respectively. Additionally, during the six months ended June 30, 2004 and 2003, the Company earned management fees of approximately $1.2 million and $0.6 million, respectively and acquisition fees of approximately $1.3 million and $1.2 million, respectively.

Other Real Estate Joint Ventures -

     During January 2004, the Company acquired a property located in Marlborough, MA, through a joint venture in which the Company has a 40% non-controlling interest. The property was acquired for a purchase price of approximately $26.5 million, including $21.2 million of non-recourse mortgage debt encumbering the property.

     During March 2004, the Company transferred an operating property, located in Raleigh, NC, comprising approximately 0.1 million square feet of GLA, to a newly formed joint venture in which the Company has a 10% non-controlling interest for a price of approximately $16.5 million.

     During May 2004, the Company transferred 11 operating properties, comprising approximately 1.4 million square feet of GLA, to a newly formed joint venture in which the Company has a 15% non-controlling interest for a price of approximately $254.5 million, including an aggregate $161.2 million of individual non-recourse mortgage debt encumbering the properties. Simultaneously with the transfer, the Company entered into a management agreement whereby, the Company will perform services for fees related to management, leasing, operations, supervision and maintenance of the joint venture properties. In addition, the Company will earn fees related to the acquisition and disposition of properties by the venture. During the six months ended June 30, 2004, the Company earned management and acquisition fees of approximately $0.2 million and $1.3 million, respectively.

     During June 2004, the Company transferred, in separate transactions, four operating properties, comprising an aggregate 1.2 million square feet of GLA, to three newly formed joint ventures in which the Company has non-controlling interests ranging from 10% to 30% for an aggregate price of approximately $130.0 million, including assignment of an aggregate $95.3 million of individual non-recourse mortgage debt encumbering three of the properties.

6.      Other Real Estate Investments

Kimsouth -

     During November 2002, the Company through its taxable REIT subsidiary, together with Prometheus Southeast Retail Trust, completed the merger and privatization of Konover Property Trust, which has been renamed Kimsouth Realty, Inc., (“Kimsouth”). The Company acquired 44.5% of the common stock of Kimsouth, which consisted primarily of 38 retail shopping center properties comprising approximately 4.6 million square feet of GLA. Total acquisition value was approximately $280.9 million including approximately $216.2 million in mortgage debt. The Company’s investment strategy with respect to Kimsouth includes re-tenanting, repositioning and disposition of the properties. As of June 30, 2004, Kimsouth consisted of 15 properties aggregating 2.5 million square feet of GLA located in six states. During the six months ended June 30, 2004, Kimsouth sold seven properties, in separate transactions, for an aggregate sale price of approximately $64.4 million. For the six months ended June 30, 2004 and 2003, the Company recognized equity in income of Kimsouth of approximately $5.8 million and $5.7 million, respectively, before income taxes. Additionally, during the six months ended June 30, 2004 and 2003, the Company earned management fees of approximately $0.5 million and $0.4 million, respectively.

Preferred Equity Capital -

     During 2002, the Company established a preferred equity program, which provides capital to developers and owners of shopping centers. As of June 30, 2004, the Company has provided an aggregate of approximately $90.6 million in investment capital to developers and owners of 37 properties. The Company earned approximately $3.1 million and $1.5 million for the six months ended June 30, 2004 and 2003, respectively, from these investments.

7.      Mortgages and Other Financing Receivables

     During May 2002, the Company provided a $15 million three-year term loan and a $7.5 million revolving credit facility to Frank’s Nursery & Crafts, Inc. (“Frank’s”), at an interest rate of 10.25% per annum collateralized by 40 real estate interests. Interest is payable quarterly in arrears. During 2003, the revolving credit facility was amended to increase the total borrowing capacity to $17.5 million. During January 2004, the revolving loan was further amended to provide up to $33.75 million of borrowings from the Company. As of June 30, 2004, the aggregate outstanding loan balance was approximately $37.3 million.

     During March 2002, the Company provided a $15.0 million three-year term loan to Gottchalks, Inc., at an interest rate of 12.0% per annum collateralized by three properties. The Company received principal and interest payments on a monthly basis. During March 2004, Gottchalks, Inc., elected to prepay the remaining outstanding loan balance of approximately $13.2 million in full satisfaction of this loan.

     During 2003, the Company provided a five-year $3.5 million term loan to Grass America, Inc. (“Grass America”) at an interest rate of 12.25% per annum collateralized by certain real estate interests of Grass America. The Company received principal and interest payments on a monthly basis. During May 2004, Grass America elected to prepay the remaining outstanding loan balance of approximately $3.5 million in full satisfaction of this loan.

     During April 2004, the Company provided a $2.7 million term loan at a fixed rate of 11.0% and a $4.1 million revolving line of credit at a fixed rate of 12.0% to a retailer. Both facilities are interest only, payable monthly and mature May 1, 2007. As of June 30, 2004, the aggregate outstanding loan balance of these facilities was approximately $4.5 million.

     During May 2004, the Company provided a construction loan commitment of up to (MXN) $51.5 million (approximately USD $4.7 million) to a developer for the construction of a retail center in Cancun, Mexico. The loan bears interest at a fixed rate of 11.25% and provides for an additional 20% participation of property cash flows, as defined. This facility is initially interest only and then converts to an amortizing loan at the earlier of 120 days after construction completion or upon opening of the grocery anchor tenant. This facility is collateralized by the related property and matures May 2014. As of June 30, 2004, there was approximately MXN $29.9 million (USD $2.6 million) outstanding on this loan.

8.      Notes Payable

     During October 2003, the Company obtained a $400.0 million unsecured bridge facility that bore interest at LIBOR plus 0.55%. This facility was scheduled to expire September 30, 2004. The Company utilized these proceeds to partially fund the Mid-Atlantic Realty Trust (“MART”) transaction. During the six months ended June 30, 2004, the Company transferred 24 former MART operating properties to various joint venture entities. Net cash proceeds from these transactions were used to fully pay down the outstanding balance of $329.0 million on this facility and the facility was terminated as of June 30, 2004.

9.      Supplemental Schedule of Non-Cash Investing/Financing Activities

     The following schedule summaries the non-cash investing and financing activities of the Company for the six months ended June 30, 2004 and 2003 (in thousands):

	2004	2003

Acquisition of real estate interests by assumption of mortgage debt	$102,950	$—

Disposition of real estate interests by assignment of mortgage debt	$253,280	$23,068

Acquisition of real estate interest by issuance of downREIT units	$24,114	$—

Disposition of real estate interest by assignment of downREIT units	$24,114	$—

Acquisition of real estate interests through proceeds held in escrow	$64,292	$—

Notes received upon disposition of real estate interests	$5,277	$14,490

Notes received upon exercise of stock options	$—	$100

Declaration of dividends paid in succeeding period	$66,302	$59,238

10.      Pro Forma Financial Information

     As discussed in Note 2, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the six months ended June 30, 2004. The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Income for the six months ended June 30, 2004 and 2003, adjusted to give effect to these transactions as of January 1, 2003.

     The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred as of January 1, 2003, nor does it purport to represent the results of future operations. (Amounts presented in millions, except per share figures).

	Six Months Ended June 30,
	2004	2003

Revenues from rental property	$257.7	$240.6
Net income	$136.8	$129.7
Net income per common share:
Basic	$1.18	$1.08

Diluted	$1.16	$1.06

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto. These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

Results of Operations

     Revenues from rental property increased $16.4 million or 14.3% to $131.0 million for the three months ended June 30, 2004, as compared with $114.6 million for the corresponding quarter ended June 30, 2003. Similarly, revenues from rental property increased $36.5 million or 15.6% to $270.4 million for the six months ended June 30, 2004, as compared with $233.9 million for the corresponding six month period ended June 30, 2003. These net increases resulted primarily from the combined effect of (i) the acquisition of 10 operating properties during 2004 and 55 operating properties throughout calendar year 2003 providing incremental revenues of $19.8 million and $42.1 million for the three and six months ended June 30, 2004, respectively; (ii) an overall increase in shopping center portfolio occupancy to 92.4% at June 30, 2004, as compared to 89.1% at June 30, 2003 and the completion of certain development and redevelopment projects and tenant buyouts providing incremental revenues of approximately $2.9 million and $6.1 million, respectively, as compared to the corresponding three and six months in 2003, offset by (iii) a decrease in revenues of approximately $6.3 million and $11.7 million for the three and six months ended June 30, 2003, respectively, resulting from the sale of certain development properties and the transfer of operating properties to various joint venture entities during 2003.

     Rental property expenses, including depreciation and amortization, increased approximately $9.7 million or 19.4% to $59.8 million for the three months ended June 30, 2004, as compared with $50.1 million for the corresponding quarter ended June 30, 2003. Similarly, for the six months ended June 30, 2004, rental property expenses, including depreciation and amortization, increased $21.2 million or 20.9% to $122.9 million as compared with $101.7 million for the corresponding period in the preceding year. These increases are primarily due to operating property acquisitions during 2004 and 2003 which were partially offset by operating property dispositions including those transferred to various joint venture entities.

     Income from other real estate investments increased $4.2 million to $9.1 million for the three months ended June 30, 2004, as compared to $4.9 million for the corresponding period in 2003. Similarly, income from other real estate investments increased $5.5 million to $15.3 million for the six months ended June 30, 2004, as compared to $9.8 million for the corresponding period in 2003. These increases are primarily due to (i) increased investment in the Company’s Preferred Equity program which contributed $1.9 million and $3.1 million for the three and six months ended June 30, 2004, as compared to $0.6 million and $1.5 million for the corresponding periods in 2003, (ii) increased income from the investment in retail store leases of $2.0 million and $2.7 million for the three and six months ended June 30, 2004, respectively, and (iii) an increase in income from the Montgomery Ward Asset Designation Rights transaction of $1.7 million and $1.3 million for the three and six month period ended June 30, 2004, as compared to the corresponding periods in 2003.

     Mortgage financing income decreased $3.8 million to $2.9 million for the three months ended June 30, 2004, as compared to $6.7 million for the corresponding quarter ended June 30, 2003. Similarly, mortgage financing income decreased $5.8 million to $6.5 million for the six months ended June 30, 2004, as compared to $12.3 million for the corresponding six month period ended June 30, 2003. These decreases are primarily due to lower interest and financing income earned related to certain real estate lending activities during the three and six months ended June 30, 2004 as compared to the same periods last year.

     Management and other fee income increased approximately $3.4 million and $6.3 million, respectively, for the three and six months ended June 30, 2004, as compared to the corresponding periods in 2003. These increases are primarily due to (i) incremental fees earned from growth in the co-investment programs and (ii) fees earned from disposition services provided to various retailers.

     Interest, dividends and other investment income decreased approximately $3.7 million and $3.0 million for the three and six month periods ended June 30, 2004, respectively, as compared to the corresponding periods in 2003. These decreases are primarily due to less realized gains on the sale of certain marketable equity and debt securities and decreased dividend income as a result of the sale of securities during 2003 and the six months ended June 30, 2004.

     Interest expense increased approximately $3.6 million and $8.1 million for the three and six months ended June 30, 2004, respectively, as compared to the corresponding periods in 2003. These increases are primarily due to an overall increase in borrowings and assumption of mortgage debt in connection with the Mid-Atlantic Realty Trust transaction.

     During February 2003, the Company reached agreement with a lender in connection with two individual non-recourse mortgages encumbering two former Kmart sites. The Company paid approximately $8.3 million in full satisfaction of these loans which aggregated approximately $14.7 million. As a result of this transaction, the Company recognized a gain on early extinguishment of debt of approximately $6.3 million during the six months ended June 30, 2003.

     Equity in income of real estate joint ventures, net increased $1.8 million to $11.9 million for the three months ended June 30, 2004, as compared to $10.1 million for the corresponding period in 2003. Similarly, equity in income of real estate joint ventures, net increased $6.6 million to $25.9 million for the six months ended June 30, 2004, as compared with $19.3 million for the corresponding period in 2003. These increases are primarily attributable to the equity in income from the RioCan joint venture investment (“RioCan Venture”), the Kimco Retail Opportunity Portfolio joint venture investment (“KROP”) and the Company’s growth of its various other real estate joint ventures. The Company has made additional capital investments in these and other joint ventures for the acquisition of additional shopping center properties throughout 2003 and the six months ended June 30, 2004.

     During March 2004, the Company reclassified as held-for-sale two shopping center properties comprising approximately 0.3 million square feet of GLA. The book value of these properties, aggregating approximately $8.7 million, net of accumulated depreciation of approximately $4.2 million, exceeded their estimated fair value. The Company’s determination of the fair value of these properties, aggregating approximately $4.5 million, is based upon contracts of sale with third parties less estimated selling costs. As a result, the Company recorded a loss resulting from an adjustment of property carrying values of $4.2 million. During March 2004, the Company completed the sale of one of these properties, comprising approximately 0.1 million square feet of GLA, for a sales price of approximately $1.1 million. During June 2004, the Company completed the sale of the other property, comprising approximately 0.2 million square feet of GLA, for a sales price of approximately $3.9 million. In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets (“SFAS No. 144”), the loss along with the related property operations for the current and comparative years, have been included in the caption Discontinued operations on the Company’s Condensed Consolidated Statements of Income.

     During the six months ended June 30, 2004, the Company (i) disposed of, in separate transactions, an additional six operating properties for an aggregate sales price of approximately $24.9 million; cash proceeds of approximately $16.9 million from the sale of two of these properties were used in a 1031 exchange to acquire exchange shopping center properties located in Roanoke, VA, and Tempe, AZ, (ii) transferred 14 operating properties to KROP for a price of approximately $147.0 million, which approximated their net book values, (iii) transferred 16 operating properties to various co-investment ventures in which the Company has non-controlling interests ranging from 10% to 30% for an aggregate price of approximately $402.8 million, which approximated their net book value, and (iv) terminated one ground lease position. These dispositions resulted in net gains of approximately $6.1 million for the six months ended June 30, 2004. For those property dispositions for which SFAS No. 144 is applicable, the operations and gain or loss on the sale of the property have been included in the caption Discontinued operations in the Condensed Consolidated Statements of Income.

     During the six months ended June 30, 2003, the Company, (i) disposed of, in separate transactions, five operating properties for an aggregate sales price of approximately $47.9 million, including the assignment of approximately $1.7 million in mortgage debt encumbering one of the properties, (ii) terminated four leasehold positions in locations where a tenant in bankruptcy had rejected its lease and (iii) transferred one operating property to KROP for a price of approximately $26.3 million which approximated its net book value. These dispositions resulted in net gains of approximately $2.4 million for the six months ended June 30, 2003.

     During the six months ended June 30, 2004, KDI, the Company’s wholly owned development taxable REIT subsidiary, sold in separate transactions, 18 out-parcels, its partnership interest in one project and three recently completed projects for approximately $96.7 million. These sales provided gains of approximately $5.8 million, net of income taxes of approximately $3.9 million.

     During the six months ended June 30, 2003, KDI sold in separate transactions, eleven out-parcels and three completed projects for approximately $67.7 million, which resulted in gains of approximately $4.2 million, net of income taxes of $2.8 million.

     Net income for the three and six months ended June 30, 2004 was $71.4 million and $142.8 million, respectively. Net income for the three and six months ended June 30, 2003 was $61.3 million and $132.3 million, respectively. On a diluted per share basis, net income increased $0.15 to $0.61 for the three month period ended June 30, 2004, as compared to $0.46 for the corresponding quarter in the previous year. On a diluted per share basis, net income improved $0.12 to $1.21 for the six month period ended June 30, 2004, as compared to $1.09 for the corresponding period in 2003. These increases are primarily attributable to (i) the incremental operating results from the acquisition of operating properties during the six months ended June 30, 2004 and throughout calendar year 2003, including the Mid-Atlantic Realty Trust transaction, (ii) an increase in equity in income of real estate joint ventures resulting from additional capital investments in the RioCan Venture, KROP and other joint venture investments for the acquisition of additional shopping center properties by the ventures throughout 2003 and the six months ended June 30, 2004, (iii) an increase in management and other fee income related to the growth in the co-investment programs and (iv) increased income from other real estate investments for the six months ended June 30, 2004, as compared to the same period last year. The 2003 diluted per share results were decreased by a reduction in net income available to commons shareholders of $0.07 resulting from the deduction of original issuance costs associated with the redemption of the Company’s 7¾% Class A, 8½% Class B and 8 3/8% Class C Cumulative Redeemable Preferred Stocks during the second quarter 2003.

Tenant Concentration

     The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base. At June 30, 2004, the Company’s five largest tenants include The Home Depot, TJX Companies, Kmart Corporation, Kohl’s, and Royal Ahold, which represented approximately 3.4%, 3.2%, 2.8%, 2.7% and 2.1%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

     It is management’s intention that the Company continually have access to the capital resources necessary to expand and develop its business. As such, the Company intends to operate with and maintain a conservative capital structure with a level of debt to total market capitalization of 50% or less. As of June 30, 2004, the Company’s level of debt to total market capitalization was 26%. In addition, the Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings. The Company may, from time to time, seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage financings and other debt and equity alternatives in a manner consistent with its intention to operate with a conservative debt structure.

     Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $3.0 billion for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.

     The Company has a $500.0 million unsecured revolving credit facility, which is scheduled to expire in August 2006. This credit facility has made available funds to both finance the purchase of properties and other investments and meet any short-term working capital requirements. As of June 30, 2004, there was $100.0 million outstanding under this credit facility.

     During May 2003, the Company filed a shelf registration statement on Form S-3 for up to $1.0 billion of debt securities, preferred stock, depositary shares, common stock and common stock warrants. As of June 30, 2004, the Company had $609.7 million available for issuance under this shelf registration statement.

     The Company also has a medium-term notes (“MTN”) program pursuant to which it may, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company’s debt maturities. As of June 30, 2004, the Company had $300.0 million available for issuance under the MTN program.

     In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties. As of June 30, 2004, the Company had over 380 unencumbered property interests in its portfolio.

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

     The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, availability under its revolving credit facility, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flow from operations was $190.8 million for the six months ended June 30, 2004, as compared to $155.0 million for the corresponding period ended June 30, 2003.

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

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model applies when either (i) the equity investors (if any) do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional financial support. In addition, effective upon issuance, FIN 46 requires additional disclosures by the primary beneficiary and other significant variable interest holders. The provisions of FIN 46 apply immediately to VIE’s created after January 31, 2003. In October 2003, the FASB issued FASB Staff Position 46-6, which deferred the effective date to December 31, 2003 for applying the provisions of FIN 46 for interests held by public companies in all VIEs created prior to February 1, 2003. Additionally, in December 2003, the FASB issued Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003) (“FIN 46(R)”). The provisions of FIN 46(R) are effective as of March 31, 2004 for all non-special purpose entity (“non-SPE”) interests held by public companies in all variable interest entities created prior to February 1, 2003. The adoption of FIN 46(R) did not have a material impact on the Company’s financial position or results of operations.

     The Company’s joint ventures and other real estate investments primarily consist of co-investments with institutional and other joint venture partners in neighborhood and community shopping center properties, consistent with its core business. These joint ventures typically obtain non-recourse third party financing on their property investments, thus contractually limiting the Company’s losses to the amount of its equity investment; and due to the lender’s exposure to losses, a lender typically will require a minimum level of equity in order to mitigate their risk. The Company’s exposure to losses associated with its unconsolidated joint ventures is limited to its carrying value in these investments.

     In March 2004, the Emerging Issues Task Force reached a final consensus regarding Issue 03-6, Participating Securities and the Two-Class Method under FAS 128, (“EITF 03-6”). The issue addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance on applying the two-class method of calculating earnings per share once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus is effective for the period ending June 30, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF 03-6 had no impact on the Company’s financial position or results of operations.

Forward-Looking Statements

     This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity or debt financing on favorable terms, (iv) changes in governmental laws and regulations, (v) the level and volatility of interest rates, (vi) the availability of suitable acquisition opportunities and (vii) increases in operating costs. Accordingly, there is no assurance that the Company’s expectations will be realized.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

     As of June 30, 2004, the Company had approximately $292.2 million of floating-rate debt outstanding, including $100.0 million on its unsecured revolving credit facility and $85.0 million of unsecured MTN’s due August 2004. The Company believes the interest rate risk on its floating-rate debt is not material to the Company or its overall capitalization.

     As of June 30, 2004, the Company has Canadian investments totaling CAD $212.2 million (approximately USD $159.1 million) comprised of investments in real estate joint ventures and marketable securities. In addition, the Company has Mexican real estate joint ventures and mortgage financing investments of approximately MXN $377.9 million (approximately USD $32.9 million). The foreign currency exchange risk on these investments has been mitigated through the use of foreign currency forward contracts (the “Forward Contracts”) and a cross currency swap (the “CC Swap”) with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-party to the Forward Contracts and the CC Swap. The Company believes it mitigates its credit risk by entering into the Forward Contracts and the CC Swap with major institutions.

     The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 2004, the Company had no other material exposure to market risks.

Item 4.	Controls and Procedures

     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

     There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Back to Contents

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

     None.

Item 3.      Defaults upon Senior Securities

     None.

Item 4.      Submission of Matters to a Vote of Security Holders

     In connection with the Annual Meeting of Stockholders held on May 20, 2004 (the “Meeting”), stockholders were asked to vote with respect to (i) the election of Directors to serve for the ensuing year, all of whom were elected, (ii) to approve a recommendation by the Board of Directors that the Company’s Equity Participation Plan be amended, which was approved and (iii) to consider a stockholders proposal to separate the Chairman and Chief Executive Officer positions, which was not approved.

     A total of 95,594,539 votes were cast regarding Proposal I and a total of 77,763,138 votes were cast for each of Proposal II and Proposal III as follows:

Proposal I– Election of Directors

	Votes	For	Against/ Withheld
Nominees:
Martin S. Kimmel	95,594,539	72,559,329	23,035,209
Milton Cooper	95,594,539	72,985,029	22,609,510
Richard G. Dooley	95,594,539	70,016,221	25,578,318
Michael J. Flynn	95,594,539	72,899,218	22,695,321
Joe Grills	95,594,539	88,830,015	6,764,524
David Henry	95,594,539	72,957,394	22,637,145
F.P. Hughes	95,594,539	89,187,309	6,407,230
Frank Lourenso	95,594,539	70,072,799	25,521,739
Richard Saltzman	95,594,539	88,162,386	7,432,153

Proposal II–	Approve a recommendation by the Board of directors that the Company’s Equity Participation Plan be amended

Votes	For	Against	Abstain

77,763,138	74,142,095	3,213,061	407,982

Proposal III–	To consider a stockholders proposal to separate the Chairman and Chief Executive Officer positions

Votes	For	Against	Abstain

77,763,138	22,832,384	54,335,201	595,553

Item 5.      Other Information

     Not Applicable

Item 6.      Exhibits and Reports on Form 8-K

     Exhibits -

     4.1 Agreement to File Instruments

     Kimco Realty Corporation (the “Registrant”) hereby agrees to file with the Securities and Exchange Commission, upon request of the Commission, all instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries, and for any of its unconsolidated subsidiaries for which financial statements are required to be filed, and for which the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.

     31.1 Certification of the Company’s Chief Executive Officer, Milton Cooper, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of the Company’s Chief Financial Officer, Michael V. Pappagallo, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of the Company’s Chief Executive Officer, Milton Cooper, and the Company’s Chief Financial Officer Michael V. Pappagallo, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Form 8-K -

     A Current Report on Form 8-K dated April 29, 2004 was furnished under Item 9 relating to the announcement of the Company’s first quarter 2004 operating results.

     A Current Report on form 8-K dated May 20, 2004 was filed under Item 5, relating to the Company’s election to re-issue in an updated format the presentation of its historical financial statements filed on Form 10-K for the year ended December 31, 2003 in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

     A Current Report on Form 8-K dated May 20, 2004 was filed under Item 5, relating to the Company’s Board of Directors Resolution to increase the ownership limit under the Company’s Charter with respect to the Company’s common stock from 2% to 9.8%.

Back to Contents

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMCO REALTY CORPORATION

August 3, 2004	/s/ Milton Cooper
(Date)	Milton Cooper
Chief Executive Officer

August 3, 2004	/s/ Michael V. Pappagallo
(Date)	Michael V. Pappagallo
Chief Financial Officer