Form 10-Q
period 2004-09-30
KIMCO REALTY CORP
filed 2004-11-05
CIK 879101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

     OR

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to __________________________________

Commission file number 1-10899

Kimco Realty Corporation

(Exact name of registrant as specified in its charter)

Maryland		13-2744380

(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3333 New Hyde Park Road, New Hyde Park, NY 11042

(Address of principal executive offices – zip code)

(516) 869-9000

(Registrant’s telephone number, including area code)

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

Yes           No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12-b of the Act).

Yes           No

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

112,042,471 shares outstanding as of September 30, 2004.

     1 of 35

Back to Contents

     PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

Condensed Consolidated Financial Statements -
Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003.

Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2004 and 2003.

Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2004 and 2003.

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003.

Notes to Condensed Consolidated Financial Statements.

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	SEPTEMBER 30,	DECEMBER 31,
	2004	2003
Assets:
Operating real estate, net of accumulated depreciation
of $615,380 and $568,015, respectively	$2,910,689	$3,264,223
Investments and advances in real estate joint ventures	498,764	487,394
Real estate under development	294,980	304,286
Other real estate investments	150,239	113,085
Mortgages and other financing receivables	128,953	101,691
Cash and cash equivalents	134,031	48,288
Marketable securities	64,455	45,677
Accounts and notes receivable	51,503	50,408
Other assets	143,504	188,872

	$4,377,118	$4,603,924

Liabilities:
Notes payable	$1,377,250	$1,686,250
Mortgages payable	316,935	375,914
Construction loans payable	125,052	92,784
Other liabilities	244,039	213,213

	2,063,276	2,368,161

Minority interests in partnerships	102,587	99,917

Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 3,600,000 shares
Class F Preferred Stock, $1.00 par value, authorized 700,000 shares
Issued and outstanding 700,000 shares	700	700
Aggregate liquidation preference $175,000
Common stock, $.01 par value, authorized 200,000,000 shares
Issued and outstanding 112,042,471 and 110,623,967 shares, respectively	1,120	1,106
Paid-in capital	2,188,533	2,147,286
Cumulative distributions in excess of net income	(8,068)	(30,112)

	2,182,285	2,118,980
Accumulated other comprehensive income	28,970	16,866

	2,211,255	2,135,846

	$4,377,118	$4,603,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2004 and 2003
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues from rental property	$123,274	$117,409	$392,219	$350,038

Rental property expenses:
Rent	2,667	2,688	8,446	8,060
Real estate taxes	16,266	15,533	49,660	44,396
Operating and maintenance	12,461	11,590	42,637	39,549

	31,394	29,811	100,743	92,005

	91,880	87,598	291,476	258,033

Income from other real estate investments	5,119	5,998	20,414	15,807
Mortgage and other financing income	3,179	3,713	9,637	15,963
Management and other fee income	6,008	4,259	18,836	10,822
Depreciation and amortization	(24,304)	(20,960)	(76,961)	(59,519)

	81,882	80,608	263,402	241,106

Interest, dividends and other investment income	8,595	5,633	13,170	13,204
Other income/(expense), net	4,974	263	13,216	(837)

Interest expense	(25,845)	(26,094)	(81,447)	(73,865)
General and administrative expenses	(11,034)	(11,232)	(31,660)	(28,720)
Gain on early extinguishment of debt	—	—	—	2,921

	58,572	49,178	176,681	153,809

Benefit / (provision) for income taxes	24	(1,171)	(5,395)	(3,686)

Equity in income of real estate joint ventures, net	13,864	11,167	39,792	30,459
Minority interests in income of partnerships, net	(2,312)	(2,323)	(7,059)	(5,662)

Income from continuing operations	70,148	56,851	204,019	174,920

Discontinued operations:
Income from discontinued operating properties	1,319	1,601	2,473	5,882
Gain on early extinguishment of debt	—	—	—	3,341
Loss on operating properties held for sale/sold	(913)	—	(5,064)	—
Gain on disposition of operating properties	6,386	28,053	12,498	30,465

Income from discontinued operations	6,792	29,654	9,907	39,688

Gain on sale of development properties,
net of tax of $1,047, $3,333, $4,935 and $6,134, respectively	1,571	4,999	7,404	9,202

Net Income	78,511	91,504	221,330	223,810

Original issuance costs associated with the redemption
of preferred stock	—	—	—	(7,788)
Preferred stock dividends	(2,909)	(2,909)	(8,728)	(11,759)

Net income available to common shareholders	$75,602	$88,595	$212,602	$204,263

Per common share:
Income from continuing operations:
–Basic	$0.62	$0.55	$1.82	$1.55

–Diluted	$0.61	$0.54	$1.79	$1.53

Net income :
–Basic	$0.68	$0.82	$1.91	$1.93

–Diluted	$0.67	$0.81	$1.88	$1.90

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2004 and 2003
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income	$78,511	$91,504	$221,330	$223,810

Other comprehensive income:
Unrealized gain on marketable securities	2,799	658	9,056	3,414
Unrealized gain on interest rate swaps	—	365	—	562
Unrealized gain on warrants	1,296	373	2,547	3,846
Unrealized gain/(loss) on foreign currency hedge agreements	(8,125)	1,074	(5,275)	(10,421)
Foreign currency translation adjustment	9,399	(5,863)	5,776	6,283

Other comprehensive income	5,369	(3,393)	12,104	3,684

Comprehensive income	$83,880	$88,111	$233,434	$227,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2004	2003

Cash flow from operating activities:
Net income	$221,330	$223,810
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	77,608	62,492
Loss on operating properties held for sale/sold	5,064	—
Gain on sale of development properties	(12,339)	(15,336)
Gain on sale of operating properties	(12,498)	(30,465)
Gain on early extinguishment of debt	—	(6,262)
Minority interests in income of partnerships, net	7,059	5,662
Equity in income of real estate joint ventures, net	(39,792)	(30,459)
Income from other real estate investments	(15,293)	(13,401)
Distributions of unconsolidated investments	64,384	47,170
Change in accounts and notes receivable	(796)	(6,151)
Change in accounts payable and accrued expenses	20,638	8,055
Change in other operating assets and liabilities	(21,292)	(7,576)

Net cash flow provided by operating activities	294,073	237,539

Cash flow from investing activities:
Acquisition of and improvements to operating real estate	(202,347)	(304,107)
Acquisition of and improvements to real estate under development	(107,469)	(133,785)
Investment in marketable securities	(24,624)	(20,708)
Proceeds from sale of marketable securities	16,573	54,349
Investments and advances to real estate joint ventures	(98,075)	(112,326)
Proceeds from transferred operating properties	314,449	—
Reimbursements of advances to real estate joint ventures	73,506	67,693
Other real estate investments	(55,388)	(26,668)
Reimbursements of advances to other real estate investments	15,942	-
Redemption of minority interests in real estate partnerships	(3,781)	(4,515)
Investment in mortgage loans receivable	(69,724)	(40,945)
Collection of mortgage loans receivable	48,739	33,681
Proceeds from sale of mortgage loan receivable	—	36,723
Proceeds from sale of operating properties	41,858	201,476
Proceeds from sale of development properties	120,103	80,291

Net cash flow provided by (used for) investing activities	69,762	(168,841)

Cash flow from financing activities:
Principal payments on debt, excluding
normal amortization of rental property debt	(15,151)	(12,475)
Principal payments on rental property debt	(6,120)	(4,224)
Principal payments on construction loan financings	(54,816)	(39,189)
Proceeds from mortgage/construction loan financings	265,720	78,996
Borrowings under revolving credit facilities	55,000	150,000
Repayment of borrowings under revolving credit facilities	(100,000)	(190,000)
Proceeds from issuance of medium-term notes	200,000	150,000
Repayment of medium-term note	—	(100,000)
Repayment of unsecured notes	(464,000)	—
Dividends paid	(198,480)	(183,813)
Proceeds from issuance of stock	39,755	378,005
Redemption of preferred stock	-	(225,000)

Net cash flow (used for) provided by financing activities	(278,092)	2,300

Change in cash and cash equivalents	85,743	70,998

Cash and cash equivalents, beginning of period	48,288	35,962

Cash and cash equivalents, end of period	$134,031	$106,960

Interest paid during the period (net of capitalized interest
of $6,380 and $6,298, respectively)	$68,326	$57,202

Income taxes paid during the period	$10,180	$13,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

1.      Interim Financial Statements

Principles of Consolidation -

     The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation (the “Company”), its subsidiaries, all of which are wholly owned, and all entities in which the Company has a controlling interest or has been determined to be a primary beneficiary of a variable interest entity. The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K and Current Report on Form 8-K dated September 3, 2004.

     Certain 2003 amounts have been reclassified to conform to the 2004 financial statement presentation.

Income Taxes -

     The Company and its qualified REIT subsidiaries file a consolidated federal income tax return. The Company has made an election to qualify, and believes it is operating so as to qualify, as a Real Estate Investment Trust (a “REIT”) for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under Section 856 through 860 of the Internal Revenue Code, as amended (the “Code”). However, in connection with the Tax Relief Extension Act of 1999, which became effective January 1, 2001, the Company is now permitted to participate in certain activities which it was previously precluded from in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries under the Code. As such, the Company will be subject to federal and state income taxes on the income from these activities. During the nine months ended September 30, 2004 and 2003, the Company’s provision for federal and state income taxes was approximately $10.3 and $9.8 million, respectively, relating to activities conducted in its taxable REIT subsidiaries.

Back to Contents

Earnings Per Share -

     The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Computation of Basic Earnings Per Share:

Income from continuing operations	$70,148	$56,851	$204,019	$174,920

Gain on sale of development properties, net of income taxes	1,571	4,999	7,404	9,202

Original issuance costs associated with the redemption of preferred stock	—	—	—	(7,788)

Preferred stock dividends	(2,909)	(2,909)	(8,728)	(11,759)

Income from continuing operations applicable to common shares	68,810	58,941	202,695	164,575

Income from discontinued operations	6,792	29,654	9,907	39,688

Net income applicable to common shares	$75,602	$88,595	$212,602	$204,263

Weighted average common shares
Outstanding	111,526	107,909	111,151	105,945

Basic Earnings Per Share:

Income from continuing operations	$0.62	$0.55	$1.82	$1.55
Income from discontinued operations	0.06	0.27	0.09	0.38

Net income	$0.68	$0.82	$1.91	$1.93

Computation of Diluted Earnings Per Share:

Income from continuing operations for diluted earnings per share (a)	$68,810	$58,941	$202,695	$164,575

Income from discontinued operations	6,792	29,654	9,907	39,688

Net income for diluted earnings per share	$75,602	$88,595	$212,602	$204,263

Weighted average common shares outstanding – basic	111,526	107,909	111,151	105,945

Effect of dilutive securities: (a) Stock options	2,095	1,944	2,108	1,539

Shares for diluted earnings per share	113,621	109,853	113,259	107,484

Diluted Earnings Per Share:
Income from continuing operations	$0.61	$0.54	$1.79	$1.53
Income from discontinued operations	0.06	0.27	0.09	0.37

Net income	$0.67	$0.81	$1.88	$1.90

Back to Contents

     (a) For the three and nine months ended September 30, 2004 and 2003, the effect of the assumed conversion of certain downREIT units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

     The Company maintains a stock option plan (the “Plan”) for which prior to January 1, 2003, the Company accounted for under the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25), issued in March 2000. Effective January 1, 2003, the Company adopted the prospective method provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure and Amendment of FASB Statement No. 123 (“SFAS No. 148”), which applies the recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) to all employee awards granted, modified or settled after January 1, 2003. Awards under the Company’s Plan generally vest ratably over a three-year term and expire ten years from the date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three and nine months ended September 30, 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding stock awards in each period (amounts presented in thousands, expect per share data):

Back to Contents

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income, as reported	$78,511	$91,504	$221,330	$223,810
Add: Stock based employee compensation expense included in reported net income	381	26	1,059	42
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(798)	(763)	(2,309)	(2,253)

Pro Forma Net Income – Basic	$78,094	$90,767	$220,080	$221,599

Earnings Per Share
Basic – as reported	$0.68	$0.82	$1.91	$1.93

Basic – pro forma	$0.67	$0.81	$1.90	$1.91

Net income for diluted earnings per share	$75,602	$88,595	$212,602	$204,263
Add: Stock based employee compensation expense included in reported net income	381	26	1,059	42
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(798)	(763)	(2,309)	(2,253)

Pro Forma Net Income – Diluted	$75,185	$87,858	$211,352	$202,052

Earnings Per Share
Diluted – as reported	$0.67	$0.81	$1.88	$1.90

Diluted – pro forma	$0.66	$0.80	$1.87	$1.88

     In addition, there were 62,500 and 29,250 stock options that were anti-dilutive as of September 30, 2004 and 2003, respectively.

Back to Contents

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

     At September 30, 2004, the estimated fair value of minority interests relating to mandatorily redeemable non-controlling interests associated with finite-lived subsidiaries of the Company was approximately $3.8 million. These finite-lived subsidiaries have termination dates ranging from 2019 to 2027.

Back to Contents

     In March 2004, the Emerging Issues Task Force reached a final consensus regarding Issue 03-6, Participating Securities and the Two-Class Method under SFAS 128, (“EITF 03-6”). The issue addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance on applying the two-class method of calculating earnings per share once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus is effective for the period ending September 30, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF 03-6 had no impact on the Company’s financial position or results of operations.

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

     During February 2004, the Company acquired an interest in a shopping center property located in Towson, MD, comprising approximately 0.7 million square feet of GLA, for a purchase price of approximately $81.5 million including the assumption of approximately $47.8 million of non-recourse mortgage debt. In connection with the funding of this transaction the Company issued the seller downREIT units valued at approximately $24.1 million. The units provide the holder a 4.5% return per annum on the value of the units with distributions made on a monthly basis. During September 2004, this property was transferred to a newly formed unconsolidated joint venture in which the Company has a 30% non-controlling interest.

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

Back to Contents

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

     During July 2004, the Company acquired an operating property located in Tampa, FL, comprising approximately 0.2 million square feet of GLA, for a purchase price of approximately $16.8 million.

     Additionally, during July 2004, the Company acquired two self-storage facilities located in Nashville, TN, through a joint venture in which the Company currently holds a 100% economic interest, for a purchase price of approximately $9.5 million. Based upon the provisions of FIN(R) 46, the Company has determined that this entity is a VIE. The Company has further determined that the Company is the primary beneficiary of this VIE and has, therefore, consolidated this entity for financial reporting purposes. The Company’s exposure to losses associated with this entity is limited to the Company’s capital investment which is approximately $9.5 million at September 30, 2004.

     During July 2004, the Company acquired land located in Huehuetoca, Mexico, through a joint venture in which the Company has a 95% controlling interest for a purchase price of approximately $6.9 million. The property will be developed as a grocery anchored retail center with a projected total cost of approximately $15.3 million.

Back to Contents

     During August 2004, the Company acquired land located in San Luis Potosi, Mexico, through a joint venture in which the Company has a 64.4% controlling interest for a purchase price of approximately $5.8 million. The property will be developed as a grocery anchored retail center with a projected total cost of approximately $12.7 million.

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

     During the nine months ended September 30, 2004, the Company (i) disposed of, in separate transactions, an additional 11 operating properties and one ground lease for an aggregate sales price of approximately $64.4 million, including the assignment of approximately $8.0 million of non-recourse mortgage debt encumbering one of the properties; cash proceeds of approximately $16.9 million from the sale of two of these properties were used in a 1031 exchange to acquire shopping center properties located in Roanoke, VA, and Tempe, AZ, (ii) transferred 16 operating properties to KROP, as defined below, for an aggregate price of approximately $182.9 million, which approximated their net book values, and (iii) transferred 20 operating properties, comprising approximately 3.1 million square feet of GLA, to various co-investment ventures in which the Company has non-controlling interests ranging from 10% to 30% for an aggregate price of approximately $471.8 million. For the nine months ended September 30, 2004, these dispositions resulted in gains of approximately $12.5 million and a loss on sale from one of the properties of approximately $0.9 million. For those property dispositions for which SFAS No. 144, is applicable, the operations and gain or loss on the sale of the property have been included in the caption Discontinued operations in the Condensed Consolidated Statements of Income.

Back to Contents

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

     The components of Income from discontinued operations for the three and nine months ended September 30, 2004 and 2003 are shown below. These include the results of operations through the date of sale for each property sold during 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Discontinued operations:
Revenues from rental property	$908	$4,717	$4,771	$15,323
Rental property expenses	(106)	(1,831)	(1,600)	(6,227)

Income from property operations	802	2,886	3,171	9,096

Depreciation and amortization	(91)	(952)	(646)	(2,973)
Interest expense	(69)	(319)	(292)	(159)
Other	677	(14)	240	(82)

Income from discontinued operating properties	1,319	1,601	2,473	5,882

Gain on early extinguishment of debt	—	—	—	3,341

Loss on operating properties held for sale/sold	(913)	—	(5,064)	—

Gain on disposition of operating properties	6,386	28,053	12,498	30,465

Income from discontinued operations	$6,792	$29,654	$9,907	$39,688

4.      Kimco Developers, Inc. (“KDI”)

     During the nine months ended September 30, 2004, KDI, the Company’s wholly-owned development taxable REIT subsidiary, acquired two land parcels, in separate transactions, for ground-up development of shopping centers and subsequent sale thereof upon completion for an aggregate purchase price of approximately $10.9 million.

Back to Contents

     During the nine months ended September 30, 2004 KDI sold, in separate transactions, 21 out-parcels, its partnership interest in one project and four recently completed projects for approximately $130.8 million. These sales provided gains of approximately $7.4 million, net of income taxes of $4.9 million.

     Additionally, during the nine months ended September 30, 2004, KDI obtained construction financing on five ground-up development projects for an aggregate loan amount of up to $98.0 million, of which approximately $30.2 million has been funded to KDI as of September 30, 2004. As of September 30, 2004, KDI had 16 loans with total commitments of up to $310.7 million of which $125.1 million had been funded. These loans have original maturities ranging from 18 to 36 months and interest rates ranging from 3.11% to 5.0% at September 30, 2004.

5.      Investment and Advances in Real Estate Joint Ventures

Kimco Income REIT -

     During 1998, the Company formed Kimco Income REIT (“KIR”), a limited partnership which the Company manages, established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages.

     The Company holds a 43.3% non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting. The Company’s equity in income of KIR for the nine months ended September 30, 2004 and 2003 was approximately $14.4 million and $15.2 million, respectively.

     In addition, KIR entered into a master management agreement with the Company, whereby, the Company will perform services for fees relating to the management, operation, supervision and maintenance of the joint venture properties. For each of the nine months ended September 30, 2004 and 2003, the Company earned management fees of approximately $2.2 million, respectively.

     During April 2004, KIR disposed of an operating property located in Las Vegas, NV, for a sales price of approximately $19.5 million, which approximated its net book value.

     As of September 30, 2004, the KIR portfolio was comprised of 69 properties aggregating 14.4 million square feet of GLA located in 20 states.

Back to Contents

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

     During April 2004, the RioCan Venture acquired an operating property located in Mississauga, Ontario, comprising approximately 0.2 million square feet of GLA, for a purchase price of approximately $32.3 million. During August 2004, the RioCan Venture obtained approximately $21.7 million of mortgage debt on this property. The loan bears interest at a fixed rate of 6.37% with payments of principal and interest due monthly. The loan is scheduled to mature in August of 2014.

     As of September 30, 2004, the RioCan Venture consisted of 33 shopping center properties and three development projects aggregating 7.6 million square feet of GLA.

     During the nine months ended September 30, 2004 and 2003, the Company recognized equity in income of the RioCan Venture of approximately $12.3 million and $8.7 million, respectively.

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

     During the nine months ended September 30, 2004, KROP acquired 17 operating properties for an aggregate purchase of approximately $196.4 million, including the assumption of approximately $42.2 million of individual non-recourse mortgage debt encumbering six of the properties.

     During the nine months ended September 30, 2004, KROP disposed of four operating properties and two out-parcels for an aggregate sales price of approximately $45.8 million including the assignment of approximately $11.2 million of non-recourse mortgage debt encumbering two of the properties. These sales resulted in an aggregate gain of approximately $14.3 million.

     As of September 30, 2004, the KROP venture consisted of 36 properties aggregating 5.3 million square feet of GLA located in 15 states. For the nine months ended September 30, 2004 and 2003, the Company recognized equity in income of KROP of approximately $4.6 million and $1.4 million, respectively. Additionally, during the nine months ended September 30, 2004 and 2003, the Company earned management fees of approximately $1.9 million and $0.9 million, respectively, and acquisition fees of approximately $1.7 million and $1.8 million, respectively.

Back to Contents

Other Real Estate Joint Ventures -

     During January 2004, the Company acquired a property located in Marlborough, MA, through a joint venture in which the Company has a 40% non-controlling interest. The property was acquired for a purchase price of approximately $26.5 million, including $21.2 million of non-recourse mortgage debt encumbering the property.

     During September 2004, the Company acquired a property located in Pompano, FL, comprising approximately 0.1 million square feet of GLA, through a newly formed joint venture in which the Company has a 20% non-controlling interest for approximately $20.4 million.

     During 2004, the Company transferred 12 operating properties, comprising approximately 1.5 million square feet of GLA, to a newly formed joint venture in which the Company has a 15% non-controlling interest for a price of approximately $269.8 million, including an aggregate $161.2 million of individual non-recourse mortgage debt encumbering the properties. Simultaneously with the transfer, the Company entered into a management agreement whereby, the Company will perform services for fees related to management, leasing, operations, supervision and maintenance of the joint venture properties. In addition, the Company will earn fees related to the acquisition and disposition of properties by the venture. During the nine months ended September 30, 2004, the Company earned management fees and acquisition fees of approximately $0.6 million and $1.3 million, respectively.

     During 2004, the Company transferred, in separate transactions, eight operating properties comprising approximately 1.6 million square feet of GLA, to newly formed joint ventures in which the Company has non-controlling interests ranging from 10% to 30% for an aggregate price of approximately $202.0 million, including the assignment of approximately $96.1 million of non-recourse mortgage debt and $24.1 million of downReit units.

Back to Contents

6.      Other Real Estate Investments

Kimsouth -

     During November 2002, the Company through its taxable REIT subsidiary, together with Prometheus Southeast Retail Trust, completed the merger and privatization of Konover Property Trust, which has been renamed Kimsouth Realty, Inc., (“Kimsouth”). The Company acquired 44.5% of the common stock of Kimsouth, which consisted primarily of 38 retail shopping center properties comprising approximately 4.6 million square feet of GLA. Total acquisition value was approximately $280.9 million including approximately $216.2 million in mortgage debt. The Company’s investment strategy with respect to Kimsouth includes re-tenanting, repositioning and disposition of the properties. As of September 30, 2004, Kimsouth consisted of 14 properties aggregating 2.3 million square feet of GLA located in 6 states. During the nine months ended September 30, 2004, Kimsouth sold nine properties, in separate transactions, for an aggregate price of approximately $83.3 million. For the nine months ended September 30, 2004 and 2003, the Company recognized equity in income of Kimsouth of approximately $7.9 million and $8.0 million, respectively, before income taxes. Additionally, for each of the nine months ended September 30, 2004 and 2003, the Company earned management fees of approximately $0.6 million, respectively.

Preferred Equity Capital -

     During 2002, the Company established a preferred equity program, which provides capital to developers and owners of shopping centers. As of September 30, 2004, the Company has provided an aggregate of approximately $114.7 million in investment capital to developers and owners of 48 properties. The Company earned approximately $5.5 million and $2.8 million for the nine months ended September 30, 2004 and 2003, respectively, from these investments.

7.      Mortgage and Other Financing Receivables

     During May 2002, the Company provided a secured $15 million three-year term loan and a secured $7.5 million revolving credit facility to Frank’s Nursery & Crafts, Inc. (“Frank’s”), at an interest rate of 10.25% per annum collateralized by 40 real estate interests. Interest is payable quarterly in arrears. During 2003, the revolving credit facility was amended to increase the total borrowing capacity to $17.5 million. During January 2004, the revolving loan was further amended to provide up to $33.75 million of borrowings from the Company. During September 2004, Frank’s filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company committed to provide an additional $27.0 million of Debtor-in-Possession financing with a term of one year at an interest rate of Prime plus 1.00% per annum. As of September 30, 2004, the aggregate outstanding loan balance on these facilities was approximately $51.2 million.

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

Back to Contents

     During April 2004, the Company provided a $2.7 million term loan at a fixed rate of 11.0% and a $4.1 million revolving line of credit at a fixed rate of 12.0% to a retailer. Both facilities are interest only, payable monthly and mature May 1, 2007. As of September 30, 2004, the aggregate outstanding loan balance of these facilities was approximately $4.0 million.

     During May 2004, the Company provided a construction loan commitment of up to (MXN) $51.5 million (approximately USD $4.7 million) to a developer for the construction of a retail center in Cancun, Mexico. The loan bears interest at a fixed rate of 11.25% and provides for an additional 20% participation of property cash flows, as defined. This facility is initially interest only and then converts to an amortizing loan at the earlier of 120 days after construction completion or upon opening of the grocery anchor tenant. This facility is collateralized by the related property and matures May 2014. As of September 30, 2004, there was approximately MXN $41.2 million (USD $3.6 million) outstanding on this loan.

     During July 2004, the Company provided an $11.0 million five-year term loan to a retailer at a floating interest rate of Prime plus 3.00% per annum or, at the borrowers election, LIBOR plus 5.5% per annum. The facility is interest only, payable monthly and is collateralized by certain real estate interests of the borrower. As of September 30, 2004 the outstanding loan balance was approximately $11.0 million.

8.      Notes Payable

     During October 2003, the Company obtained a $400.0 million unsecured bridge facility that bore interest at LIBOR plus 0.55%. The Company utilized these proceeds to partially fund the Mid-Atlantic Realty Trust (“MART”) transaction. This facility was scheduled to mature on September 30, 2004, however, the facility was fully repaid and was terminated as of June 30, 2004.

     During July 2004, the Company issued $100.0 million of floating-rate unsecured senior notes under its medium-term notes (“MTN”) program. This floating rate MTN matures August 1, 2006 and bears interest at LIBOR plus 20 basis points per annum, payable quarterly in arrears commencing November 1, 2004. The proceeds from this MTN issuance were primarily used for the repayment of the Company’s $85.0 million floating rate unsecured notes due August 2, 2004. Remaining proceeds were used for general corporate purposes.

     During August 2004, the Company issued $100.0 million of fixed-rate unsecured senior notes under its MTN program. This fixed rate MTN matures in August 2011 and bears interest at 4.82% per annum payable semi-annually in arrears. The proceeds from this MTN issuance were used to repay the $50.0 million 7.62% fixed-rate unsecured senior notes maturing October 20, 2004 and for general corporate purposes.

Back to Contents

During September 2004, the Company entered into a three year Canadian denominated (“CAD”) $150.0 million unsecured revolving credit facility with a group of banks. This facility bears interest at the CDOR Rate, as defined, plus 0.50% and is scheduled to expire in September 2007 with an option to extend for an additional year. Proceeds from this facility will be used for general corporate purposes including the funding of Canadian denominated investments. As of September 30, 2004, there was no outstanding balance under this facility.

9.      Supplemental Schedule of Non-Cash Investing/Financing Activities

The following schedule summaries the non-cash investing and financing activities of the Company for the nine months ended September 30, 2004 and 2003 (in thousands):

	2004	2003

Acquisition of real estate interests by assumption of mortgage debt	$102,950	$—

Disposition / transfers of real estate interests by assignment of mortgage debt	$308,301	$23,068

Acquisition of real estate interests by issuance of downREIT units	$24,114	$—

Transfer of real estate interest by assignment of downREIT units	$24,114	$—

Acquisition of real estate interest through proceeds held in escrow	$64,292	$—

Proceeds held in escrow from sale of real estate interests	$5,386	$—

Notes received upon disposition of real estate interests	$6,277	$14,490

Notes received upon exercise of stock options	$—	$100

Declaration of dividends paid in succeeding period	$66,774	$59,238

Back to Contents

10.      Pro Forma Financial Information

As discussed in Note 2, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the nine months ended September 30, 2004. The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Income for the nine months ended September 30, 2004 and 2003, adjusted to give effect to these transactions as of January 1, 2003.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred as of January 1, 2003, nor does it purport to represent the results of future operations. (Amounts presented in millions, except per share figures).

	Nine Months Ended September 30,
	2004	2003

Revenues from rental property	$374.9	$362.5
Net income	$210.2	$178.0

Net income per common share:
Basic	$1.81	$1.50

Diluted	$1.78	$1.47

Back to Contents

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto. These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

Results of Operations

Revenues from rental property increased $5.9 million or 5.0% to $123.3 million for the three months ended September 30, 2004, as compared with $117.4 million for the corresponding quarter ended September 30, 2003. Similarly, revenues from rental property increased $42.2 million or 12.1% to $392.2 million for the nine months ended September 30, 2004, as compared with $350.0 million for the corresponding nine month period ended September 30, 2003. These net increases resulted primarily from the combined effect of (i) acquisitions during 2004 and 2003 providing incremental revenues of $8.6 million and $44.5 million for the three and nine months ended September 30, 2004, respectively, (ii) an overall increase in shopping center portfolio occupancy to 92.9% at September 30, 2004, as compared to 89.5% at September 30, 2003 and the completion of certain development and redevelopment projects and tenant buyouts providing incremental revenues of approximately $5.3 million and $11.5 million for the three and nine month periods ended September 30, 2004 as compared to the corresponding periods last year, offset by (iii) a decrease in revenues of approximately $8.0 million and $13.8 million for the three and nine months ended September 30, 2004, respectively, as compared to the corresponding period last year, resulting from the sale of certain development properties and the transfer of operating properties to various unconsolidated joint venture entities during 2004 and 2003.

Rental property expenses, including depreciation and amortization, increased approximately $4.9 million or 9.7% to $55.7 million for the three months ended September 30, 2004, as compared with $50.8 million for the corresponding quarter ended September 30, 2003. Similarly, for the nine months ended September 30, 2004, rental property expenses, including depreciation and amortization, increased $26.2 million or 17.3% to $177.7 million as compared with $151.5 million for the corresponding period in the preceding year. These increases are primarily due to operating property acquisitions during 2004 and 2003 which were partially offset by property dispositions and operating properties transferred to various unconsolidated joint venture entities.

Back to Contents

Income from other real estate investments decreased $0.9 million to $5.1 million for the three months ended September 30, 2004 as compared to $6.0 million for the corresponding period in 2003. The decrease is primarily due to a decrease in income from the Montgomery Ward Asset Designation Rights transaction which was completed during the second quarter of 2004 and provided income of $1.7 million for the three months ended September 30, 2003. Income from other real estate investments increased $4.6 million to $20.4 million for the nine months ended September 30, 2004, as compared to $15.8 million for the corresponding period in 2003. This increase is primarily due to (i) increased investment in the Company’s Preferred Equity program which contributed $5.5 million for the nine months ended September 30, 2004, as compared to $2.8 million for the corresponding period in 2003, and (ii) increased income from the investment in retail store leases of $3.1 million for the nine months ended September 30, 2004, as compared to $0.5 million for the corresponding period in 2003.

Mortgage and other financing income decreased $0.5 million to $3.2 million for the three months ended September 30, 2004, as compared to $3.7 million for the corresponding quarter ended September 30, 2003. Similarly, mortgage financing income decreased $6.3 million to $9.6 million for the nine months ended September 30, 2004, as compared to $16.0 million for the corresponding nine month period ended September 30, 2003. These decreases are primarily due to lower interest and financing income earned related to certain real estate lending activities during the three and nine months ended September 30, 2004 as compared to the same periods last year.

Management and other fee income increased approximately $1.7 million and $8.0 million, respectively, for the three and nine months ended September 30, 2004, as compared to the corresponding periods in 2003. These increases are primarily due to incremental fees earned from growth in the co-investment programs and fees earned from disposition services provided to various retailers.

During February 2003, the Company reached agreement with a lender in connection with two individual non-recourse mortgages encumbering two former Kmart sites. The Company paid approximately $8.3 million in full satisfaction of these loans which aggregated approximately $14.7 million. As a result of this transaction, the Company recognized a gain on early extinguishment of debt of approximately $6.3 million during the nine months ended September 30, 2003.

Equity in income of real estate joint ventures, net increased $2.7 million to $13.9 million for the three months ended September 30, 2004, as compared to $11.2 million for the corresponding period in 2003. Similarly, equity in income of real estate joint ventures, net increased $9.3 million to $39.8 million for the nine months ended September 30, 2004, as compared with $30.5 million for the corresponding period in 2003. These increases are primarily attributable to the equity in income from the RioCan joint venture investment (“RioCan Venture”), the Kimco Retail Opportunity Portfolio joint venture investment (“KROP”) and the Company’s growth of its various other real estate joint ventures. The Company has made additional capital investments in these and other joint ventures for the acquisition of additional shopping center properties throughout 2003 and the nine months ended September 30, 2004.

Back to Contents

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

     During the nine months ended September 30, 2004, the Company (i) disposed of, in separate transactions, an additional 11 operating properties and one ground lease for an aggregate sales price of approximately $64.4 million including the assignment of approximately $8.0 million of non-recourse mortgage debt encumbering one of the properties; cash proceeds of approximately $16.9 million from the sale of two of these properties were used in a 1031 exchange to acquire shopping center properties located in Roanoke, VA, and Tempe, AZ, (ii) transferred 16 operating properties to KROP for an aggregate price of approximately $182.9 million, which approximated their net book values, and (iii) transferred 20 operating properties to various co-investment ventures in which the Company has non-controlling interests ranging from 10% to 30% for an aggregate price of approximately $471.8 million. For the nine months ended September 30, 2004, these dispositions resulted in gains of approximately $12.5 million and a loss on sale from one of the properties of approximately $0.9 million.

     During the nine months ended September 30, 2003, the Company, (i) disposed of, in separate transactions, six operating properties for an aggregate sales price of approximately $112.5 million, including the assignment of approximately $1.7 million in non-recourse mortgage debt encumbering one of the properties, (ii) terminated four leasehold positions in locations where a tenant in bankruptcy had rejected its lease and (iii) transferred two operating properties to KROP for a price of approximately $85.0 million. These dispositions resulted in net gains of approximately $30.5 million for the nine months ended September 30, 2003.

Back to Contents

     For those property dispositions for which SFAS No. 144 is applicable, the operations and gain or loss on the sale of the property have been included in the caption Discontinued operations in the Condensed Consolidated Statements of Income.

     During the nine months ended September 30, 2004, KDI, the Company’s wholly-owned development taxable REIT subsidiary, in separate transactions, sold 21 out-parcels, its partnership interest in one project and four recently completed projects for approximately $130.8 million. These sales provided gains of approximately $7.4 million, net of income taxes of approximately $ 4.9 million.

     During the nine months ended September 30, 2003, KDI, in separate transactions, sold 16 out-parcels and four completed projects for approximately $118.5 million, which resulted in gains of approximately $9.2 million, net of income taxes of $6.1 million.

     Income from continuing operations including gain on sale of development properties, net of income taxes for the three and nine months ended September 30, 2004 was $71.7 million and $211.4 million, respectively. Income from continuing operations including gain on sale of development properties, net of income taxes for the three and nine months ended September 30, 2003 was $61.9 million and $184.1 million, respectively. On a diluted per share basis, income from continuing operations increased $0.07 to $0.61 for the three month period ended September 30, 2004, as compared to $0.54 for the corresponding quarter in the previous year. On a diluted per share basis, income from continuing operations improved $0.26 to $1.79 for the nine month period ended September 30, 2004, as compared to $1.53 for the corresponding period in 2003. These increases are primarily attributable to (i) the incremental operating results from the acquisition of operating properties during the nine months ended September 30, 2004 and throughout calendar year 2003, including the Mid-Atlantic Realty Trust transaction, (ii) an increase in equity in income of real estate joint ventures resulting from additional capital investments in the RioCan Venture, KROP and other joint venture investments for the acquisition of additional shopping center properties by the ventures throughout 2003 and the nine months ended September 30, 2004, (iii) an increase in management and other fee income related to the growth in the co-investment programs and (iv) increased income from other real estate investments for the nine months ended September 30, 2004, as compared to the same period last year.

Back to Contents

     Net income for the three and nine months ended September 30, 2004 was $78.5 million and $221.3 million, respectively. Net income for the three and nine months ended September 30, 2003 was $91.5 million and $223.8 million, respectively. On a diluted per share basis, net income decreased $0.14 to $0.67 for the three month period ended September 30, 2004, as compared to $0.81 for the corresponding quarter in the previous year. On a diluted per share basis, net income decreased $0.02 to $1.88 for the nine month period ended September 30, 2004, as compared to $1.90 for the corresponding period in 2003. These decreases are primarily attributable to a decrease in income from discontinued operations of $22.9 million and $29.8 million for the three and nine months ended September 30, 2004 as compared to the corresponding periods in 2003 attributable to properties sold during 2004 and 2003. In addition, the diluted per share results for the nine months ended September 30, 2003 were decreased by a reduction in net income available to commons shareholders of $0.07 resulting from the deduction of original issuance costs associated with the redemption of the Company’s 7¾% Class A, 8½% Class B and 8 3/8% Class C Cumulative Redeemable Preferred Stocks during the second quarter 2003.

Tenant Concentration

     The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base. At September 30, 2004, the Company’s five largest tenants include The Home Depot, TJX Companies, Kohl’s, Kmart Corporation, and Wal-Mart, which represented approximately 3.7%, 3.2%, 2.8%, 2.7% and 1.9%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

     It is management’s intention that the Company continually have access to the capital resources necessary to expand and develop its business. As such, the Company intends to operate with and maintain a conservative capital structure with a level of debt to total market capitalization of 50% or less. As of September 30, 2004, the Company’s level of debt to total market capitalization was 23%. In addition, the Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings. The Company may, from time to time, seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage financings and other debt and equity alternatives in a manner consistent with its intention to operate with a conservative debt structure.

     Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $3.5 billion for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.

Back to Contents

     The Company has a $500.0 million unsecured revolving credit facility, which is scheduled to expire in August 2006. This credit facility has made available funds to both finance the purchase of properties and other investments and meet any short-term working capital requirements. As of September 30, 2004, there was no outstanding balance under this credit facility.

     During September 2004, the Company entered into a three year Canadian denominated (“CAD”) $150.0 million unsecured credit facility with a group of banks. This facility bears interest at the CDOR Rate, as defined, plus 0.50%, and is scheduled to expire in September 2007 with an option to extend for an additional year. Proceeds from this facility will be used for general corporate purposes including the funding of Canadian denominated investments. As of September 30, 2004, there was no outstanding balance under this credit facility.

     During May 2003, the Company filed a shelf registration statement on Form S-3 for up to $1.0 billion of debt securities, preferred stock, depositary shares, common stock and common stock warrants. As of September 30, 2004, the Company had $409.7 million available for issuance under this shelf registration statement.

     The Company also has a medium-term notes (“MTN”) program pursuant to which it may, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company’s debt maturities. As of September 30, 2004, the Company had $100.0 million available for issuance under the MTN program.

     In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties. As of September 30, 2004, the Company had over 350 unencumbered property interests in its portfolio.

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

Back to Contents

     The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, availability under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flow from operations was $294.1 million for the nine months ended September 30, 2004, as compared to $237.5 million for the corresponding period ended September 30, 2003.

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

Back to Contents

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

     In March 2004, the Emerging Issues Task Force reached a final consensus regarding Issue 03-6, Participating Securities and the Two-Class Method under FAS 128, (“EITF 03-6”). The issue addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance on applying the two-class method of calculating earnings per share once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus is effective for the period ending September 30, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF 03-6 had no impact on the Company’s financial position or results of operations.

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

Back to Contents

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

     As of September 30, 2004, the Company had approximately $251.1 million of floating-rate debt outstanding, including $100.0 million of unsecured MTN’s due August 2006 and $125.1 million of construction loans. The Company believes the interest rate risk on its floating-rate debt is not material to the Company or its overall capitalization.

     As of September 30, 2004, the Company has Canadian investments totaling CAD $205.3 million (approximately USD $162.7 million) comprised of investments in real estate joint ventures and marketable securities. In addition, the Company has Mexican real estate joint ventures and mortgage financing investments of approximately MXN $480.1 million (approximately USD $42.1 million). The foreign currency exchange risk on these investments has been mitigated through the use of foreign currency forward contracts (the “Forward Contracts”) and a cross currency swap (the “CC Swap”) with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-party to the Forward Contracts and the CC Swap. The Company believes it mitigates its credit risk by entering into the Forward Contracts and the CC Swap with major institutions.

     The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of September 30, 2004, the Company had no other material exposure to market risks.

Back to Contents

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

     10.14  Employment Agreement between Kimco Realty Corporation and Michael J. Flynn, dated July 21, 2004.

Back to Contents

     10.15  Employment Agreement between Kimco Realty Corporation and David B. Henry, dated July 26, 2004.

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

     Form 8-K -

     A Current Report on Form 8-K dated July 27, 2004 was furnished under Item 9, relating to the announcement of the Company’s second quarter operating results.

     A Current Report on Form 8-K dated September 3, 2004 was filed under Item 8.01, relating to the Company’s election to re-issue in an updated format the presentation of its historical financial statements filed on Form 10-K for the year ended December 31, 2003 in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

     A Current Report on Form 8-K dated September 21, 2004 was filed under Item 1.01, relating to the Company’s newly established unsecured Canadian denominated $150.0 million revolving credit facility.

Back to Contents

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMCO REALTY CORPORATION

November 4, 2004	/s/ Milton Cooper
(Date)	Milton Cooper
Chief Executive Officer

November 4, 2004	/s/ Michael V. Pappagallo
(Date)	Michael V. Pappagallo
Chief Financial Officer