Form 10-K
period 2004-12-31
KIMCO REALTY CORP
filed 2005-03-07
CIK 879101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2004

OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________________________to__________________________________

Commission file number 1-10899

Kimco Realty Corporation

(Exact name of registrant as specified in its charter)

Maryland		13-2744380

(State of incorporation)		(I.R.S. Employer Identification No.)

3333 New Hyde Park Road, New Hyde Park, NY 11042-0020

(Address of principal executive offices) Zip Code

(516) 869-9000

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share.	New York Stock Exchange

Depositary Shares, each representing one-tenth of a share of 6.65% Class F Cumulative Redeemable Preferred Stock, par value $1.00 per share	New York Stock Exchange

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

Yes           No

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $5.1 billion based upon the closing price on the New York Stock Exchange for such stock on January 31, 2005.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

112,489,024 shares as of January 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on May 17, 2005.

Index to Exhibits begins on page 48.

Back to Contents

PART I

FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K, together with other statements and information publicly disseminated by Kimco Realty Corporation (the “Company” or “Kimco”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity or debt financing on favorable terms, (iv) changes in governmental laws and regulations, (v) the level and volatility of interest rates, (vi) the availability of suitable acquisition opportunities and (vii) increases in operating costs. Accordingly, there is no assurance that the Company’s expectations will be realized.

Item 1.	Business

General

     Kimco Realty Corporation, a Maryland corporation, is one of the nation's largest owners and operators of neighborhood and community shopping centers. The Company is a self-administered real estate investment trust ("REIT") and manages its properties through present management, which has owned and operated neighborhood and community shopping centers for over 45 years. The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of February 4, 2005, the Company's portfolio was comprised of 773 property interests including 696 operating properties primarily consisting of neighborhood and community shopping centers, 32 retail store leases, 35 ground-up development projects and ten parcels of undeveloped land totaling approximately 113.4 million square feet of leasable space located in 42 states, Canada and Mexico. The Company’s ownership interests in real estate consist of its consolidated portfolio and in portfolios where the Company owns an economic interest, such as: Kimco Income REIT ("KIR"), the RioCan Venture ("RioCan Venture"), Kimco Retail Opportunity Portfolio ("KROP") and other properties or portfolios where the Company also retains management (See Recent Developments – Operating Real Estate Joint Venture Investments and Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K). The Company believes its portfolio of neighborhood and community shopping center properties is the largest (measured by gross leasable area ("GLA")) currently held by any publicly-traded REIT.

     The Company's executive offices are located at 3333 New Hyde Park Road, New Hyde Park, New York 11042-0020 and its telephone number is (516) 869-9000. Unless the context indicates otherwise, the term the "Company" as used herein is intended to include subsidiaries of the Company.

     The Company’s web site is located at http://www.Kimcorealty.com. On the Company’s web site you can obtain, free of charge, a copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission (the "SEC").

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

Back to Contents

     The Company's growth through its first 15 years resulted primarily from the ground-up development and construction of its shopping centers. By 1981, the Company had assembled a portfolio of 77 properties that provided an established source of income and positioned the Company for an expansion of its asset base. At that time, the Company revised its growth strategy to focus on the acquisition of existing shopping centers and creating value through the redevelopment and re-tenanting of those properties. As a result of this strategy, substantially all of the operating shopping centers added to the Company’s portfolio since 1981 have been through the acquisition of existing shopping centers.

     During 1998, the Company, through a merger transaction, completed the acquisition of The Price REIT, Inc., a Maryland corporation, (the "Price REIT"). Prior to the merger, Price REIT was a self-administered and self-managed equity REIT that was primarily focused on the acquisition, development, management and redevelopment of large retail community shopping center properties concentrated in the western part of the United States. In connection with the merger, the Company acquired interests in 43 properties, located in 17 states. With the completion of the Price REIT merger, the Company expanded its presence in certain western states including California, Arizona and Washington. In addition, Price REIT had strong ground-up development capabilities. These development capabilities, coupled with the Company’s own construction management expertise, provide the Company, on a selective basis, the ability to pursue ground-up development opportunities.

     Also during 1998, the Company formed KIR, an entity in which the Company held a 99.99% limited partnership interest. KIR was established for the purpose of investing in high-quality properties financed primarily with individual non-recourse mortgages. The Company believes that these properties are appropriate for financing with greater leverage than the Company traditionally uses. At the time of formation, the Company contributed 19 properties to KIR, each encumbered by an individual non-recourse mortgage. During 1999, KIR sold a significant interest in the partnership to institutional investors. As of December 31, 2004, the Company holds a 43.3% non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting. (See Recent Developments – Operating Real Estate Joint Venture Investments and Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

     In connection with the Tax Relief Extension Act of 1999 (the "RMA") which became effective January 1, 2001, the Company is now permitted to participate in activities which it was precluded from previously in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries, is engaged in various retail real estate related opportunities, including (i) merchant building through its wholly-owned taxable REIT subsidiary, Kimco Developers, Inc. ("KDI"), which is primarily engaged in the ground-up development of neighborhood and community shopping centers and subsequent sale thereof upon completion (see Recent Developments – Kimco Developers, Inc. ("KDI")), (ii) retail real estate advisory and disposition services, which primarily focus on leasing and disposition strategies for real estate property interests of both healthy and distressed retailers and (iii) acting as an agent or principal in connection with tax deferred exchange transactions. The Company will consider other investments through taxable REIT subsidiaries should suitable opportunities arise.

     The Company has continued its geographic expansion with investments in Canada and Mexico. During October 2001, the Company formed the RioCan Venture with RioCan Real Estate Investment Trust ("RioCan", Canada’s largest publicly traded REIT measured by GLA) in which the Company has a 50% non-controlling interest, to acquire retail properties and development projects in Canada. The Company accounts for this investment under the equity method of accounting. During 2002, the Company, along with various strategic co-investment partners, began acquiring operating and development properties located in Mexico (see Recent Developments – Operating Real Estate Joint Venture Investments and Notes 3 and 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).

     In addition, the Company continues to capitalize on its established expertise in retail real estate by establishing other ventures in which the Company owns a smaller equity interest and provides management, leasing and operational support for those properties. The Company also provides preferred equity capital for real estate entrepreneurs and provides real estate capital and advisory services to both healthy and distressed retailers. The Company also makes selective investments in secondary market opportunities where a security or other investment is, in management’s judgment, priced below the value of the underlying real estate.

Back to Contents

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

     The Company's neighborhood and community shopping center properties are designed to attract local area customers and typically are anchored by a discount department store, a supermarket or a drugstore tenant offering day-to-day necessities rather than high-priced luxury items. The Company may either purchase or lease income-producing properties in the future, and may also participate with other entities in property ownership through partnerships, joint ventures or similar types of co-ownership. Equity investments may be subject to existing mortgage financing and/or other indebtedness. Financing or other indebtedness may be incurred simultaneously or subsequently in connection with such investments. Any such financing or indebtedness will have priority over the Company’s equity interest in such property. The Company may make loans to joint ventures in which it may or may not participate in the future.

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

     The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. At December 31, 2004, the Company's single largest neighborhood and community shopping center accounted for only 1.2% of the Company's annualized base rental revenues and only 0.9% of the Company’s total shopping center GLA. At December 31, 2004, the Company’s five largest tenants were The Home Depot, TJX Companies, Kohl’s, Kmart Corporation and Wal-Mart, which represent approximately 3.6%, 3.1%, 2.6%, 2.6% and 1.8%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

     In connection with the RMA, which became effective January 1, 2001, the Company has expanded its investment and operating strategy to include new retail real estate related opportunities which the Company was precluded from previously in order to maintain its qualification as a REIT. As such, the Company, has established a merchant building business through its KDI subsidiary. KDI makes selective acquisitions of land parcels for the ground-up development of neighborhood and community shopping centers and subsequent sale thereof upon completion. Additionally, the Company has developed a retail property solutions business which specializes in providing capital, real estate advisory services and disposition services of real estate controlled by both healthy and distressed and/or bankrupt retailers. These services may include assistance with inventory and fixture liquidation in connection with going-out-of-business sales. The Company may participate with other entities in providing these advisory services through partnerships, joint ventures or other co-ownership arrangements. The Company, as a regular part of its investment strategy, will continue to actively seek investments for its taxable REIT subsidiaries.

     The Company emphasizes equity real estate investments including preferred equity investments, but may, at its discretion, invest in mortgages, other real estate interests and other investments. The mortgages in which the Company may invest may be either first mortgages, junior mortgages or other mortgage-related securities. The Company provides mortgage financing to retailers with significant real estate assets, in the form of leasehold interests or fee owned properties, where the Company believes the underlying value of the real estate collateral is in excess of its loan balance. In addition, the Company will acquire debt instruments at a discount in the secondary market where the Company believes the real estate value of the enterprise is substantially greater than the current value.

     The Company may legally invest in the securities of other issuers, for the purpose, among others, of exercising control over such entities, subject to the gross income and asset tests necessary for REIT qualification. The Company may, on a selective basis, acquire

Back to Contents

all or substantially all securities or assets of other REITs or similar entities where such investments would be consistent with the Company’s investment policies. In any event, the Company does not intend that its investments in securities will require it to register as an "investment company" under the Investment Company Act of 1940.

     The Company has authority to offer shares of capital stock or other senior securities in exchange for property and to repurchase or otherwise reacquire its common stock or any other securities and may engage in such activities in the future. At all times, the Company intends to make investments in such a manner as to be consistent with the requirements of the Code to qualify as a REIT unless, because of circumstances or changes in the Code (or in Treasury Regulations), the Board of Directors determines that it is no longer in the best interests of the Company to qualify as a REIT.

     The Company's policies with respect to the aforementioned activities may be reviewed and modified from time to time by the Company's Board of Directors without the vote of the Company’s stockholders.

Capital Strategy and Resources

     The Company intends to operate with and maintain a conservative capital structure with a level of debt to total market capitalization of approximately 50% or less. As of December 31, 2004, the Company’s level of debt to total market capitalization was 24%. In addition, the Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings. It is management's intention that the Company continually have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may, from time to time, seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives in a manner consistent with its intention to operate with a conservative debt structure.

     Since the completion of the Company's IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $3.6 billion for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.

     During June 2003, the Company established a $500.0 million unsecured revolving credit facility, which is scheduled to expire in June 2006. This credit facility has made available funds to both finance the purchase of properties and other investments and meet any short-term working capital requirements. As of December 31, 2004, there was $230.0 million outstanding under this unsecured revolving credit facility.

     During September 2004, the Company entered into a three-year Canadian denominated ("CAD") $150.0 million unsecured credit facility with a group of banks. This facility bears interest at the CDOR Rate, as defined, plus 0.50%, and is scheduled to expire in September 2007. Proceeds from this facility will be used for general corporate purposes including the funding of Canadian denominated investments. As of December 31, 2004, there was CAD $62.0 million (approximately USD $51.7 million) outstanding under this credit facility.

     The Company also has a medium-term notes ("MTN") program pursuant to which it may, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs, and (ii) managing the Company's debt maturities. As of February 18, 2005, the Company had $300.0 million available for issuance under the MTN program. (See Note 12 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

     In addition to the public debt and equity markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of KDI. As of December 31, 2004, the Company had over 350 unencumbered property interests in its portfolio representing over 88% of the Company’s net operating income.

     During May 2003, the Company filed a shelf registration on Form S-3 for up to $1.0 billion of debt securities, preferred stock, depositary shares, common stock and common stock warrants. As of February 18, 2005, the Company had approximately $309.7 million available for issuance under this shelf registration statement.

     The Company anticipates that cash flows from operating activities will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and the payment of dividends in accordance with REIT requirements in both the

Back to Contents

short term and long term. In addition, the Company anticipates that cash on hand, free cash flow generated by the operating business, availability under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flow from operating activities (see Consolidated Statements of Cash Flows) was $365.2 million for the year ended December 31, 2004, as compared to $308.6 million for the year ended December 31, 2003.

Competition

     As one of the original participants in the growth of the shopping center industry and one of the nation's largest owners and operators of neighborhood and community shopping centers, the Company has established close relationships with a large number of major national and regional retailers and maintains a broad network of industry contacts. Management is associated with and/or actively participates in many shopping center and REIT industry organizations. Notwithstanding these relationships, there are numerous regional and local commercial developers, real estate companies, financial institutions and other investors who compete with the Company for the acquisition of properties and other investment opportunities and in seeking tenants who will lease space in the Company’s properties.

Inflation and Other Business Issues

     Many of the Company's leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive payment of additional rent calculated as a percentage of tenants' gross sales above predetermined thresholds ("Percentage Rents"), which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses include increases in the consumer price index or similar inflation indices. In addition, many of the Company's leases are for terms of less than 10 years, which permits the Company to seek to increase rents upon renewal to market rates. Most of the Company's leases require tenants to reimburse the Company for their allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. The Company periodically evaluates its exposure to short-term interest rates and fluctuations in foreign currency exchange rates and will, from time to time, enter into interest rate protection agreements and foreign currency hedge agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt and changes in foreign currency exchange rates.

Risk Factors

      Set forth below are the material risks associated with the purchase and ownership of the securities of the Company. As an owner of real estate, the Company is subject to certain business risks arising in connection with the underlying real estate, including, among other factors, (i) defaults of major tenants due to bankruptcy, insolvency and/or general downturn in their business which could reduce the Company’s cash flow, (ii) major tenants not renewing their leases as they expire or renewing at lower rental rates which could reduce the Company’s cash flow, (iii) changes in retailing trends which could reduce the need for shopping centers, (iv) potential liability for future or unknown environmental issues, (v) changes in real estate and zoning laws and competition from other real estate owners which could make it difficult to lease or develop properties, and (vi) the inability to acquire capital, either in the form of debt or equity, on satisfactory terms to fund the Company’s cash requirements. The success of the Company also depends upon trends in the economy, including, but not limited to, interest rates, income tax laws, governmental regulations and legislation and population trends. Additionally, the Company is subject to complex regulations related to its status as a REIT and would be adversely affected if it failed to maintain its qualification as a REIT.

Operating Practices

     Nearly all operating functions, including leasing, legal, construction, data processing, maintenance, finance and accounting, are administered by the Company from its executive offices in New Hyde Park, New York. The Company believes it is critical to have a management presence in its principal areas of operation and accordingly, the Company maintains regional offices in various cities throughout the United States. A total of 452 persons are employed at the Company's executive and regional offices.

     The Company's regional offices are generally staffed by a manager and the support personnel necessary to both function as local representatives for leasing and promotional purposes and to complement the corporate office’s efforts to ensure that property inspection and maintenance objectives are achieved. The regional offices are important in reducing the time necessary to respond to the needs of the Company's tenants. Leasing and maintenance personnel from the corporate office also conduct regular inspections of each shopping center.

     The Company also employs a total of 17 persons at several of its larger properties in order to more effectively administer its maintenance and security responsibilities.

Back to Contents

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

     In connection with the RMA, which became effective January 1, 2001, the Company is now permitted to participate in activities which the Company was precluded from previously in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. The primary activities conducted by the Company in its taxable REIT subsidiaries during 2004 included, but were not limited to, (i) the ground-up development of shopping center properties and subsequent sale thereof upon completion (see Recent Developments – Kimco Developers, Inc. ("KDI")), (ii) real estate advisory and disposition services, and (iii) acting as an agent or principal in connection with tax deferred exchange transactions. As such, the Company was subject to federal and state income taxes on the income from these activities.

Recent Developments

Operating Properties -

Acquisitions -

     During January 2004, the Company acquired a shopping center property located in Hyannis, MA, comprising approximately 0.2 million square feet of GLA, for a purchase price of approximately $37.0 million including the assumption of approximately $18.8 million of non-recourse mortgage debt. During May 2004, this property was transferred to a newly formed unconsolidated joint venture entity in which the Company has a 15% non-controlling interest.

     During January 2004, the Company acquired a shopping center property located in Temple, TX, through a joint venture in which the Company holds a 60% controlling interest, for a purchase price of approximately $25.5 million including the assumption of approximately $21.7 million of non-recourse mortgage debt.

     During February 2004, the Company acquired an interest in a shopping center property located in Towson, MD, comprising approximately 0.7 million square feet of GLA, for a purchase price of approximately $81.5 million including the assumption of approximately $47.8 million of non-recourse mortgage debt. In connection with the funding of this transaction, the Company issued the seller downREIT units valued at approximately $24.1 million. The units provide the holder a 4.5% return per annum on the value of the units with distributions made on a monthly basis. During June 2004, this property was transferred to a newly formed unconsolidated joint venture in which the Company has a 30% non-controlling interest.

     During 2003, the Company disposed of four properties for net proceeds of approximately $41.2 million which were placed in escrow for use in a 1031 exchange transaction. These proceeds, together with an additional $13.7 million cash investment, were used to acquire an exchange shopping center property located in Holmdel, NJ, comprising approximately 0.2 million square feet of GLA, during February 2004.

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

     During June 2004, the Company acquired an operating property through the acquisition of a 50% partnership interest in a joint venture in which the Company held a 50% interest. The property, acquired for approximately $12.5 million, is located in Tempe, AZ and is comprised of 0.2 million square feet of GLA.

Back to Contents

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

     Additionally, during July 2004, the Company acquired through a joint venture in which the Company currently holds a 100% economic interest, two self-storage facilities located in Nashville, TN, and in November 2004 an additional five self-storage facilities located in Nashville, TN (3), Bronx, NY and Tampa, FL, for an aggregate purchase price of approximately $28.5 million. Based upon the provisions of Financial Accounting Standards Board Interpretation No. 46(R) Consolidation of Variable Interest Entities (revised December 2003) ("FIN 46"), the Company has determined that this entity is a VIE. The Company has further determined that the Company is the primary beneficiary of this VIE and has, therefore, consolidated this entity for financial reporting purposes. The Company’s exposure to losses associated with this entity is limited to the Company’s capital investment which was approximately $7.5 million at December 31, 2004.

     During October 2004, the Company acquired a portfolio of 11 shopping center properties located primarily in the greater New York metropolitan area, comprising approximately 0.3 million aggregate square feet of GLA, for a purchase price of approximately $84.5 million including the assumption of an aggregate $24.1 million of non-recourse mortgage debt.

     During December 2004, the Company acquired a shopping center property through the acquisition of a 50% partnership interest in a joint venture in which the Company had a 50% interest. The property, acquired for approximately $4.5 million, is located in Tampa, FL and is comprised of approximately 0.1 million square feet of GLA.

     During December 2004, the Company acquired interests in two parking facilities and a medical office building located in Allegheny, PA that are subject to a ground lease for a purchase price of approximately $29.8 million.

     Additionally, during December 2004, the Company acquired, in separate transactions, two shopping center properties located in Rockford, IL and Baltimore, MD, comprising approximately 0.2 million square feet of GLA, for an aggregate purchase price of approximately $29.1 million. In connection with the funding of this transaction, the Company issued the seller preferred units valued at approximately $4.2 million. The units provide the holder a 5.0% return per annum on the value of the units with distributions made on a monthly basis.

Dispositions -

     During 2004, the Company (i) disposed of, in separate transactions, 16 operating properties and one ground lease for an aggregate sales price of approximately $81.1 million, including the assignment of approximately $8.0 million of non-recourse mortgage debt encumbering one of the properties; cash proceeds of approximately $16.9 million from the sale of two of these properties were used in a 1031 exchange to acquire shopping center properties located in Roanoke, VA, and Tempe, AZ, (ii) transferred 17 operating properties to KROP, as defined below, for an aggregate price of approximately $197.9 million, which approximated their net book values and (iii) transferred 21 operating properties, comprising approximately 3.2 million square feet of GLA, to various co-investment ventures in which the Company has non-controlling interests ranging from 10% to 30% for an aggregate price of approximately $491.2 million. A significant portion of the properties transferred were acquired in the October 2003 Mid-Atlantic Merger (see Note 3 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).

Redevelopments -

     The Company has an ongoing program to reformat and retenant its properties to maintain or enhance its competitive position in the marketplace. During 2004, the Company substantially completed the redevelopment and re-tenanting of various operating properties. The Company expended approximately $49.9 million in connection with these major redevelopments and re-tenanting projects during 2004. The Company is currently involved in redeveloping several other shopping centers in the existing portfolio. The Company anticipates its capital commitment toward these and other redevelopment projects will be approximately $60.0 million to $80.0 million during 2005.

Back to Contents

Kimco Developers, Inc. ("KDI") -

     Effective January 1, 2001, the Company elected taxable REIT subsidiary status for its wholly-owned subsidiary, KDI. KDI is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion. As of December 31, 2004, KDI had in progress 26 ground-up development projects located in nine states. These projects had substantial pre-leasing prior to the commencement of construction. During 2004, KDI expended approximately in aggregate $205.2 million in connection with the purchase of land and construction costs related to these projects and those sold during 2004. These projects are currently proceeding on schedule and substantially in line with the Company’s budgeted costs. The Company anticipates its capital commitment toward these and other development projects will be approximately $160.0 million to $200.0 million during 2005. The proceeds from the sales of the completed ground-up development projects during 2005 and proceeds from construction loans are expected to be sufficient to fund these anticipated capital requirements.

KDI Acquisitions -

     During the year ended December 31, 2004, KDI acquired various land parcels, in separate transactions, for the ground-up development of shopping centers and subsequent sales thereof upon completion, for an aggregate purchase price of approximately $59.9 million. The estimated project costs for these newly acquired parcels is approximately $72.4 million with completion dates of December 2005 to September 2006.

Date Acquired	City	State	Purchase Price (in millions)

August 2004	Burlington	NC	$6.8
September 2004	Chandler	AZ	4.2
October 2004	Hattiesburg	MS	12.8
October 2004	Chandler	AZ	4.1
November 2004	Central Islip	NY	15.0
November 2004	Anthem	AZ	7.3
November 2004	Surprise	AZ	8.7
December 2004	Chandler	AZ	1.0

			$59.9

     During 2004, the Company obtained individual construction loans on 11 ground-up development projects and paid off construction loans on five ground-up development projects. At December 31, 2004, total loan commitments on the remaining 19 construction loans aggregated approximately $413.3 million of which approximately $156.6 million has been funded. These loans have maturities ranging from 2 to 36 months and bear interest at rates ranging from 4.17% to 4.92% at December 31, 2004.

KDI Dispositions -

     During the year ended December 31, 2004, KDI sold, in separate transactions, five of its recently completed projects, three completed phases of projects and 29 out-parcels for approximately $170.2 million. These sales resulted in pre-tax gains of approximately $16.8 million. Details are as follows:

				Sales Price
Date Sold	Project	City	State	(in millions)

January 2004	Various (2 out-parcels)	Various	TX, AZ	$3.6
February 2004	Various (2 out-parcels)	Various	AZ, TX	5.6
March 2004	Peoria, AZ – Phase I and 3 out-parcels at various projects	Various	AZ, TX	40.1
April 2004	Lake Worth, WA – sale of phase and 6 out-parcels at various projects	Various	AZ, TX, WA	7.6
May 2004	Muskegan, MI project and 4 out-parcels at various projects	Various	AZ, MI, OH, TX, WA	15.1
June 2004	Birmingham, AL project and 2 out-parcels in Burleson, TX	Various	AL, TX	24.7
July 2004	Maricopa, AZ (1 out-parcel)	Maricopa	AZ	0.6
August 2004	Tallahassee, FL project and 1 out-parcel in Longview, WA	Various	FL, WA	32.9
September 2004	Maricopa, AZ (1 out-parcel)	Maricopa	AZ	0.6
October 2004	Various (4 out-parcels)	Various	AZ, OH, TX	4.7
November 2004	Various (2 out-parcels)	Various	AZ, NC	2.0
December 2004	Tampa, FL project, Avondale, AZ project, Panama City, FL – sale of phase and 1 out-parcel	Various	AZ, FL, TX	32.7

				$170.2

Back to Contents

Operating Real Estate Joint Venture Investments -

Kimco Income REIT ("KIR") -

     During 1998, the Company formed KIR, an entity that was established for the purpose of investing in high-quality real estate properties financed primarily with individual non-recourse mortgages. These properties include, but are not limited to, fully developed properties with strong, stable cash flows from credit-worthy retailers with long-term leases. The Company originally held a 99.99% limited partnership interest in KIR. Subsequent to KIR’s formation, the Company sold a significant portion of its original interest to an institutional investor and admitted three other limited partners. KIR had received total capital commitments of $569.0 million, of which the Company subscribed for $247.0 million and the four limited partners subscribed for $322.0 million. During 2004, the KIR partners elected to cancel the remaining unfunded capital commitments of $99.0 million, including $42.9 million from the Company. The Company has a 43.3% non-controlling limited partnership interest in KIR, manages the portfolio and accounts for its investment under the equity method of accounting.

     During April 2004, KIR disposed of an operating property located in Las Vegas, NV, for a sales price of approximately $21.5 million, which represented the approximate carrying value of the property.

     As of December 31, 2004, the KIR portfolio was comprised of 69 shopping center properties aggregating approximately 14.4 million square feet of GLA located in 20 states.

KROP Venture -

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

     During 2004, GECRE and the Company contributed approximately $71.4 million and $17.9 million, respectively, towards their capital commitments. Additionally, GECRE and the Company provided short-term interim financing for all acquisitions made by KROP without a mortgage in place at the time of acquisition. All such financing bears interest at rates ranging from LIBOR plus 4.0% to LIBOR plus 5.25% and have maturities of less than one year. As of December 31, 2004, KROP had no outstanding short-term interim financing due to GECRE or the Company.

     During 2004, KROP acquired 19 operating properties for an aggregate purchase price of approximately $242.6 million, including the assumption of approximately $63.5 million of individual non-recourse mortgage debt encumbering eight of the properties.

     During 2004, KROP disposed of five operating properties and three out-parcels for an aggregate sales price of approximately $65.8 million including the assignment of approximately $7.2 million of non-recourse mortgage debt encumbering one of the properties. These sales resulted in an aggregate gain of approximately $20.2 million.

     During 2004, KROP obtained one non-recourse, cross-collateralized, fixed-rate mortgage aggregating $30.7 million on four properties with a rate of 4.74% for five years. KROP also obtained individual non-recourse, non-cross-collateralized fixed-rate mortgages aggregating approximately $22.0 million on two of its previously unencumbered properties with rates ranging from 5.0% to 5.1% with terms of five years.

     During 2004, KROP obtained one non-recourse, cross-collateralized, variable-rate mortgage aggregating $54.4 million on six properties with a rate of LIBOR plus 2.25% with a term of two years. KROP also obtained one non-recourse, non-cross collateralized variable-rate mortgage for $23.2 million on one of its previously unencumbered properties with a rate of LIBOR plus 1.8% with a three year term. In order to mitigate the risks of interest rate fluctuations associated with these variable rate obligations, KROP entered into interest rate cap agreements for the notional values of these mortgages.

Back to Contents

     As of December 31, 2004, the KROP portfolio was comprised of 37 shopping center properties aggregating approximately 5.3 million square feet of GLA located in 15 states.

Other Real Estate Joint Ventures –

     During January 2004, the Company acquired an operating property located in Marlborough, MA, through a joint venture in which the Company has a 40% non-controlling interest. The property was acquired for a purchase price of approximately $26.5 million, including $21.2 million of non-recourse mortgage debt encumbering the property.

     During September 2004, the Company acquired an operating property located in Pompano, FL, comprising approximately 0.1 million square feet of GLA, through a newly formed joint venture in which the Company has a 20% non-controlling interest, for approximately $20.4 million.

     During October 2004, the Company acquired an operating property located in Valdosta, GA, comprising approximately 0.2 million square feet of GLA, through a joint venture in which the Company has a 50% non-controlling interest. The property was acquired for a purchase price of approximately $10.7 million, including $8.0 million of non-recourse mortgage debt encumbering the property.

     During December 2004, a newly formed joint venture in which the Company has a 15% non-controlling interest acquired the Price Legacy Corporation ("Price Legacy"). Price Legacy was acquired for a purchase price of approximately $1.2 billion, including the assumption of approximately $328.7 million in existing non-recourse mortgage debt. Simultaneously with the closing of this transaction, the joint venture obtained approximately $521.9 million of additional non-recourse mortgage debt. The Company’s equity investment in this joint venture was approximately $33.6 million. Additionally, the Company has provided approximately $30.6 million of secured mezzanine financing. This interest only loan bears interest at a fixed rate of 7.5% per annum payable monthly and matures in December 2006. The Company also provided a secured short-term promissory note of approximately $8.2 million. This interest only note bears interest at LIBOR plus 4.5% payable monthly and matures on June 30, 2005. In connection with this transaction, the joint venture acquired 33 operating properties aggregating approximately 7.6 million square feet of GLA located in ten states. Additionally, the Company entered into a management agreement whereby, the Company will perform services for fees related to management, leasing, operations, supervision and maintenance of the properties.

     Additionally, during December 2004, the Company acquired an operating property located in Bellevue, WA, comprising approximately 0.5 million square feet of GLA, through a joint venture in which the Company has a 50% non-controlling interest, for approximately $102.0 million.

     During 2004, the Company transferred 12 operating properties, comprising approximately 1.5 million square feet of GLA, to a newly formed joint venture in which the Company has a 15% non-controlling interest, for a price of approximately $269.8 million, including an aggregate $161.2 million of individual non-recourse mortgage debt encumbering the properties. Simultaneously with the transfer, the Company entered into a management agreement whereby the Company will perform services for fees related to management, leasing, operations, supervision and maintenance of the joint venture properties. In addition, the Company will earn fees related to the acquisition and disposition of properties by the venture.

     Additionally, during 2004, the Company transferred, in separate transactions, eight operating properties comprising approximately 1.5 million square feet of GLA, to newly formed joint ventures in which the Company has non-controlling interests ranging from 10% to 30%, for an aggregate price of approximately $216.0 million, including the assignment of approximately $95.5 million of non-recourse mortgage debt and $24.1 million of downReit units.

International Real Estate Investments -

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

Back to Contents

     During 2004, the RioCan Venture acquired an operating property located in Mississauga, Ontario comprising approximately 0.2 million square feet of GLA, for a purchase price of approximately CAD $44.2 million (approximately USD $32.3 million). This property was subsequently encumbered with non-recourse mortgage debt of approximately CAD $28.7 million (approximately USD $21.6 million).

     As of December 31, 2004, the RioCan Venture was comprised of 33 operating properties and three development properties, consisting of approximately 7.7 million square feet of GLA.

     During 2004, the Company, in separate transactions, made four Canadian preferred equity investments aggregating approximately CAD $60.7 million (approximately USD $48.9 million) to developers and owners of various real estate interests.

Mexican Investments -

     During July 2004, the Company acquired land in Huehuetoca, Mexico, through a joint venture in which the Company has a 95% controlling interest, for a purchase price of approximately $6.9 million. The property will be developed as a grocery-anchored retail center with a projected total cost of approximately $15.3 million.

     During August 2004, the Company acquired land located in San Luis Potosi, Mexico, through a joint venture in which the Company currently has a 64.4% controlling interest for a purchase price of approximately $5.8 million. The property was developed into a retail center by the grocery tenant anchoring the project. During December 2004, the Company acquired the completed building improvements for a purchase price of approximately 77.2 million pesos ("MXN") (approximately USD $6.9 million).

     During October 2004, the Company transferred 50% of the Company’s 90% interest in an operating property located in Juarez, Mexico to a joint venture partner for approximately USD $5.4 million, which approximated its carrying value. As a result of this transaction, the Company now holds a 45% non-controlling interest in this property.

     During December 2004, the Company acquired land located in Reynosa, Mexico for a purchase price of approximately $13.8 million. The property will be developed as a grocery-anchored retail center with a projected total cost of approximately $22.0 million.

Other Real Estate Investments -

Kimsouth -

     During November 2002, the Company, through its taxable REIT subsidiary, together with Prometheus Southeast Retail Trust, completed the merger and privatization of Konover Property Trust, which has been renamed Kimsouth Realty, Inc., ("Kimsouth"). The Company acquired 44.5% of the common stock of Kimsouth, which consisted primarily of 38 retail shopping center properties comprising approximately 4.6 million square feet of GLA. Total acquisition value was approximately $280.9 million, including approximately $216.2 million in assumed mortgage debt. The Company’s investment strategy with respect to Kimsouth includes re-tenanting, repositioning and disposition of the properties.

     During 2004, Kimsouth disposed of 11 shopping center properties, in separate transactions, for an aggregate sales price of approximately $110.2 million, including the assignment of approximately $2.7 million of mortgage debt encumbering one of the properties. During 2004, the Company recognized pre-tax profits from the Kimsouth investment of approximately $10.6 million, which is included in the caption Income from other real estate investments on the Company’s Consolidated Statements of Income.

     As of December 31, 2004, the Kimsouth portfolio was comprised of 12 properties including the office component of an operating property sold in 2004, aggregating approximately 2.1 million square feet of GLA located in five states.

Preferred Equity Capital -

     During 2002, the Company established a preferred equity program, which provides capital to developers and owners of shopping centers. During 2004, the Company provided, in separate transactions, an aggregate of approximately $101.0 million in investment capital to developers and owners of 41 properties.

Back to Contents

Mortgages and Other Financing Receivables -

      During May 2002, the Company provided a secured $15.0 million three-year term loan and a secured $7.5 million revolving credit facility to Frank’s Nursery & Crafts, Inc. ("Frank’s"), at an interest rate of 10.25% per annum collateralized by 40 real estate interests. Interest is payable quarterly in arrears. During 2003, the revolving credit facility was amended to increase the total borrowing capacity to $17.5 million. During January 2004, the revolving loan was further amended to provide up to $33.75 million of borrowings from the Company. During September 2004, Frank’s filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company committed to provide an additional $27.0 million of Debtor-in-Possession financing with a term of one year at an interest rate of Prime plus 1.00% per annum. As of December 31, 2004, the aggregate outstanding loan balance on these facilities was approximately $23.3 million.

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

      During 2003, the Company provided a $3.5 million five-year term loan to Grass America, Inc. ("Grass America") at an interest rate of 12.25% per annum collateralized by certain real estate interests of Grass America. The Company received principal and interest payments on a monthly basis. During May 2004, Grass America elected to prepay the remaining outstanding loan balance of approximately $3.5 million in full satisfaction of this loan.

      During April 2004, the Company provided a $2.7 million term loan at a fixed rate of 11.0% and a $4.1 million revolving line of credit at a fixed rate of 12.0% to a retailer. Both facilities are interest only, payable monthly and mature May 1, 2007. As of December 31, 2004, the aggregate outstanding loan balance of these facilities was approximately $4.7 million.

      During May 2004, the Company provided a construction loan commitment of up to MXN 51.5 million (approximately USD $4.7 million) to a developer for the construction of a retail center in Cancun, Mexico. The loan bears interest at a fixed rate of 11.25% and provides for an additional 20% participation of property cash flows, as defined. This facility is initially interest only and then converts to an amortizing loan at the earlier of 120 days after construction completion or upon opening of the grocery anchor tenant. This facility is collateralized by the related property and matures in May 2014. As of December 31, 2004, there was approximately MXN 41.2 million (USD $3.7 million) outstanding on this loan.

      During July 2004, the Company provided an $11.0 million five-year term loan to a retailer at a floating interest rate of Prime plus 3.00% per annum or, at the borrowers election, LIBOR plus 5.5% per annum. The facility is interest only, payable monthly in arrears and is collateralized by certain real estate interests of the borrower. As of December 31, 2004, the outstanding loan balance was approximately $11.0 million.

      During September 2004, the Company acquired a $3.5 million mortgage receivable for $2.7 million. The interest rate on this mortgage loan is Prime plus 1.0% per annum with principal and interest paid monthly. This loan matures in February 2006 and is collateralized by a shopping center comprising 0.3 million square feet of GLA in Wilkes-Barre, PA. As of December 31, 2004, the outstanding loan balance was approximately $3.4 million.

      During December 2004, the Company provided a $5.2 million interest-only five-year term loan to a grocery chain. The interest rate on this loan is Prime plus 6.50% per annum payable monthly in arrears and is collateralized by certain real estate interests of the borrower.

      Additionally during December 2004, the Company acquired a $3.3 million 6.9% mortgage receivable for $2.2 million. This mortgage loan pays principal and interest quarterly and matures in February 2019 and is collateralized by a medical office facility in Somerset, PA.

      During 2003, the Company provided a $8.25 million four-year term loan to Spartan Stores, Inc. ("Spartan") at a fixed rate of 16.0% per annum collateralized by the real estate interests of Spartan. The Company receives principal and interest payments monthly. During December 2004, Spartan elected to prepay the remaining outstanding loan balance of approximately $7.6 million in full satisfaction of this loan.

Back to Contents

Financing Transactions -

Non-Recourse Mortgage Debt -

      During 2004, the Company (i) obtained an aggregate of approximately $217.6 million of individual non-recourse mortgage debt on 15 operating properties, (ii) assumed approximately $158.0 million of individual non-recourse mortgage debt relating to the acquisition of 12 operating properties, including approximately $6.0 million of fair value debt adjustments, (iii) assigned approximately $323.7 million of individual non-recourse mortgage debt relating to the transfer of 24 operating properties to various co-investment ventures in which the Company has non-controlling interests ranging from 10% to 30%, (iv) paid off approximately $47.9 million of individual non-recourse mortgage debt that encumbered four operating properties and (v) assigned approximately $9.3 million of non-recourse mortgage debt relating to the sale of one operating property.

Unsecured Debt -

      During July 2004, the Company issued $100.0 million of floating-rate unsecured senior notes under its medium-term notes ("MTN") program. This floating rate MTN matures August 1, 2006 and bears interest at LIBOR plus 20 basis points per annum, payable quarterly in arrears commencing November 2004. The proceeds from this MTN issuance were primarily used for the repayment of the Company’s $85.0 million floating rate unsecured notes due in August 2004, which bore interest at LIBOR plus 50 basis points per annum. The remaining proceeds were used for general corporate purposes.

      During August 2004, the Company issued $100.0 million of fixed-rate unsecured senior notes under its MTN program. This fixed-rate MTN matures in August 2011 and bears interest at 4.82% per annum payable semi-annually in arrears. The proceeds from this MTN issuance were used to repay the Company’s $50.0 million, 7.125% fixed-rate unsecured senior notes that matured in June 2004 and the $50.0 million, 7.62% fixed-rate unsecured MTN which matured in October 2004.

Construction Loans -

      During 2004, the Company obtained construction financing on 11 ground-up development projects for an aggregate loan amount of up to $247.8 million, of which approximately $63.2 million was funded as of December 31, 2004. As of December 31, 2004, the Company had a total of 19 construction loans with total commitments of up to $413.3 million, of which $156.6 million had been funded to the Company. These loans had maturities ranging from 2 to 36 months and variable interest rates ranging from 4.17% to 4.92% at December 31, 2004.

Credit Facilities -

      The Company maintains a $500.0 million unsecured revolving credit facility (the "Credit Facility") with a group of banks, which is scheduled to mature in June 2006. Under the terms of the Credit Facility, funds may be borrowed for general corporate purposes, including (i) funding property acquisitions, (ii) funding development and redevelopment costs and (iii) funding any short-term working capital requirements. Interest on borrowings under the Credit Facility accrues at a spread (currently 0.55%) to LIBOR, which fluctuates in accordance with changes in the Company’s senior debt ratings. The Company’s senior debt ratings are currently A-/stable from Standard & Poors and Baa1/stable from Moody’s Investor Services. As part of the Credit Facility, the Company has a competitive bid option whereby the Company may auction up to $250.0 million of its requested borrowings to the bank group. This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread to LIBOR of 0.55%. As of December 31, 2003, there was $230.0 million outstanding under the Credit Facility.

      During September 2004, the Company entered into a three-year Canadian denominated ("CAD") $150.0 million unsecured revolving credit facility with a group of banks. This facility bears interest at the CDOR Rate, as defined, plus 0.50% and is scheduled to expire in September 2007. Proceeds from this facility will be used for general corporate purposes including the funding of Canadian denominated investments. As of December 31, 2004, there was CAD $62.0 million (approximately USD $51.7 million) outstanding under this facility.

Equity -

     During 2004, the Company received approximately $51.0 million through employee stock option exercises and the dividend reinvestment program.

Back to Contents

Exchange Listings

      The Company's common stock and Class F Depositary Shares are traded on the NYSE under the trading symbols "KIM" and "KIMprF", respectively.

Item 2.       Properties

Real Estate Portfolio

      As of January 1, 2005, the Company's real estate portfolio was comprised of interests in approximately 99.1 million square feet of GLA (not including 70 property interests comprising 7.8 million square feet of GLA related to the Preferred Equity program and 6.6 million square feet of GLA for the 35 ground-up development projects) in 627 operating properties primarily consisting of neighborhood and community shopping centers, 32 retail store leases and 10 parcels of undeveloped land located in 42 states, Canada and Mexico. The Company’s portfolio includes a 43.3% interest in 69 shopping center properties comprising approximately 14.4 million square feet of GLA relating to KIR, a 50% interest in 33 shopping center properties comprising approximately 7.7 million square feet of GLA relating to the RioCan Venture, a 20% interest in 37 shopping center properties comprising approximately 5.3 million square feet of GLA relating to KROP and various interests in 67 properties comprising approximately 13.3 million square feet of GLA relating to other institutional co-investment programs. Neighborhood and community shopping centers comprise the primary focus of the Company's current portfolio. As of January 1, 2005, approximately 93.6% of the Company's neighborhood and community shopping center space (excluding the KIR, KROP and other institutional co-investment program portfolios) was leased, and the average annualized base rent per leased square foot of the portfolio was $9.02.

      The Company's neighborhood and community shopping center properties, generally owned and operated through subsidiaries or joint ventures, had an average size of approximately 147,000 square feet as of January 1, 2005. The Company generally retains its shopping centers for long-term investment and consequently pursues a program of regular physical maintenance together with major renovations and refurbishing to preserve and increase the value of its properties. These projects usually include renovating existing facades, installing uniform signage, resurfacing parking lots and enhancing parking lot lighting. During 2004, the Company capitalized approximately $5.1 million in connection with these property improvements and expensed to operations approximately $17.5 million.

      The Company's neighborhood and community shopping centers are usually "anchored" by a national or regional discount department store, supermarket or drugstore. As one of the original participants in the growth of the shopping center industry and one of the nation's largest owners and operators of shopping centers, the Company has established close relationships with a large number of major national and regional retailers. Some of the major national and regional companies that are tenants in the Company's shopping center properties include The Home Depot, TJX Companies, Kohl’s, Kmart Corporation, Wal-Mart, Best Buy, Royal Ahold, Costco, Bed Bath & Beyond, and Toys R US.

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

      Approximately 1,889 of the Company's 7,352 leases also contain provisions requiring the payment of additional rent calculated as a percentage of tenants’ gross sales above predetermined thresholds. Percentage rents accounted for approximately 1% of the Company's revenues from rental property for the year ended December 31, 2004.

      Minimum base rental revenues and operating expense reimbursements accounted for approximately 99% of the Company's total revenues from rental property for the year ended December 31, 2004. The Company's management believes that the base rent per leased square foot for many of the Company's existing leases is generally lower than the prevailing market-rate base rents in the geographic regions where the Company operates, reflecting the potential for future growth.

Back to Contents

For the period January 1, 2004 to December 31, 2004, the Company increased the average base rent per leased square foot in its portfolio of neighborhood and community shopping centers from $8.79 to $9.02, an increase of $0.23. This increase primarily consists of (i) a $0.16 increase relating to acquisitions, (ii) a $0.20 decrease relating to dispositions or the transfer of properties to various joint venture entities, (iii) a $0.07 increase related to the fluctuation in exchange rates related to Canadian and Mexican denominated leases and (iv) a $0.20 increase relating to new leases signed net of leases vacated and rent step-ups within the portfolio.

The Company seeks to reduce its operating and leasing risks through geographic and tenant diversity. No single neighborhood and community shopping center accounted for more than 0.9% of the Company's total shopping center GLA or more than 1.2% of total annualized base rental revenues as of December 31, 2004. The Company’s five largest tenants include The Home Depot, TJX Companies, Kohl’s, Kmart Corporation and Wal-Mart, which represent approximately 3.6%, 3.1%, 2.6%, 2.6% and 1.8%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest. The Company maintains an active leasing and capital improvement program that, combined with the high quality of the locations, has made, in management's opinion, the Company's properties attractive to tenants.

The Company's management believes its experience in the real estate industry and its relationships with numerous national and regional tenants gives it an advantage in an industry where ownership is fragmented among a large number of property owners.

Retail Store Leases

In addition to neighborhood and community shopping centers, as of January 1, 2005, the Company had interests in retail store leases totaling approximately 3.0 million square feet of anchor stores in 32 neighborhood and community shopping centers located in 16 states. As of January 1, 2005, approximately 93.5% of the space in these anchor stores had been sublet to retailers that lease the stores under net lease agreements providing for average annualized base rental payments of $3.94 per square foot. The average annualized base rental payments under the Company’s retail store leases to the landowners of such subleased stores are approximately $2.48 per square foot. The average remaining primary term of the retail store leases (and, similarly, the remaining primary term of the sublease agreements with the tenants currently leasing such space) is approximately 3.8 years, excluding options to renew the leases for terms which generally range from 5 to 25 years. The Company’s investment in retail store leases is included in the caption Other Real Estate Investments on the Company’s Consolidated Balance Sheets.

Ground-Leased Properties

The Company has interests in 58 shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company (or an affiliated joint venture) to construct and/or operate a shopping center. The Company or the joint venture pays rent for the use of the land and generally is responsible for all costs and expenses associated with the building and improvements. At the end of these long-term leases, unless extended, the land together with all improvements revert to the landowner.

Ground-Up Development Properties

As of January 1, 2005, the Company, through its wholly-owned taxable REIT subsidiary, KDI, has currently in progress 26 ground-up development projects located in nine states, which are expected to be sold upon completion. These projects had substantial pre-leasing prior to the commencement of construction. As of January 1, 2005, the average annual base rent per leased square foot for the KDI portfolio was $14.56 and the average annual base rent per leased square foot for new leases executed in 2004 was $15.46.

Undeveloped Land

The Company owns certain unimproved land tracts and parcels of land adjacent to certain of its existing shopping centers that are held for possible expansion. At times, should circumstances warrant, the Company may develop or dispose of these parcels.

The table on pages 19 to 27 sets forth more specific information with respect to each of the Company's property interests.

Item 3.	Legal Proceedings

The Company is not presently involved in any litigation nor, to its knowledge, is any litigation threatened against the Company or its subsidiaries that, in management's opinion, would result in any material adverse effect on the Company's ownership, management or operation of its properties, or which is not covered by the Company's liability insurance.

Back to Contents

Item 4.	Submission of Matters to a Vote of Security Holders

None.

	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION) (2)	LAND AREA (ACRES)	LEASABLE AREA (SQ. FT.)		MAJOR LEASES
					PERCENT
					LEASED		LEASE	OPTION		LEASE	OPTION		LEASE	OPTION
LOCATION					(1)	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION

ALABAMA

FAIRFIELD	2000	FEE	8.7	86,566	100.0	TELETECHCUSTOM	2009	2029
HOOVER	2000	FEE	11.5	115,347	100.0	WAL-MART	2025	2095
MOBILE(9)	2002	JOINT VENTURE	51.8	518,191	61.4	KROGER	2006		ROSS STORES	2015	2035	MARSHALLS	2005	2012
ALASKA

KENAI	2003		14.7	146,759	100.0	HOME DEPOT	2018	2048
ARIZONA

ANTHEM (4)	2004	JOINT VENTURE	14.0	-	-
CHANDLER (4)	2004	JOINT VENTURE	40.4	-	-
FOUNTAIN HILLS (4)	2001	JOINT VENTURE	21.1	122,000	100.0	ROSS STORES	2015	2035	PETCO	2014	2024	DOLLAR TREE	2012	2027
GLENDALE (7)	1998	JOINT VENTURE	40.5	333,388	89.4	COSTCO	2011	2046	LEVITZ	2012	2032
GLENDALE	1998	JOINT VENTURE	48.2	111,825	87.3	SEARS	2006	2016	MICHAELS	2008	2018	ANNA'S LINENS	2015	2025
GLENDALE (11)	2004	FEE	7.0	70,428	100.0	SAFEWAY	2016	2046
MARANA	2003	FEE	18.2	191,008	100.0	LOWE'S HOME CENTER	2019	2069
MARICOPA (4)	2003	FEE	11.7	93,000	100.0	BASHAS	2024	2044
MESA	1998	FEE	19.8	146,492	89.2	ROSS STORES	2010	2015	HARKINS THEATRE	2005	2025	OUR HOME	2005	2015
MESA (11)	2004	FEE	29.4	307,719	98.1	SPORTS AUTHORITY	2016		SIMPLY ARTRAGEOUS	2014	2019	CIRCUIT CITY	2016
NORTH PHOENIX	1998	FEE	17.0	230,164	100.0	BURLINGTON COAT FACTORY	2013	2023	ULTIMATE ELECTRONICS	2015	2030	MICHAELS	2007	2022
PEORIA (4)	2000	JOINT VENTURE	26.8	28,000	100.0	ULTA	2015	2025
PHOENIX	1998	FEE	13.4	153,180	100.0	HOME DEPOT	2020	2050	JO-ANN FABRICS	2010	2025
PHOENIX	1998	FEE	26.6	333,382	91.3	COSTCO	2006	2041	PHOENIX RANCH MARKET	2021	2041	RODEO	2005
PHOENIX	1997	FEE	17.5	131,621	98.4	SAFEWAY	2009	2039	TRADER JOE'S	2014	2029
SURPRISE (4)	2004	JOINT VENTURE	70.9	-	-
TEMPE	2004	FEE	21.1	237,018	90.6	COSTCO	2009	2039	PETSMART	2011	2031	STAPLES	2008	2025
TEMPE (11)	2004	FEE	24.0	247,995	67.2	CIRCUIT CITY	2016		JCPENNEY	2008		OFFICE MAX	2009
TEMPE (5)	1998	JOINT VENTURE	20.0	-	-
TUCSON (11)	2004	FEE	3.7	40,087	95.0	PETSMART	2011	2031
TUCSON	2003	JOINT VENTURE	17.8	190,174	100.0	LOWE'S HOME CENTER	2019	2069
CALIFORNIA

ALHAMBRA	1998	FEE	18.4	195,455	100.0	COSTCO	2027	2057	JO-ANN FABRICS	2009	2019
ANAHEIM	1995	FEE	1.0	15,396	100.0
CARMICHAEL	1998	FEE	18.5	210,306	100.0	HOME DEPOT	2008	2022	SPORTS AUTHORITY	2009	2024	LONGS DRUG	2013	2033
CHULA VISTA (3)	1998	FEE	38.2	339,893	100.0	COSTCO	2006	2041	NAVCARE	2009
CHULA VISTA (11)	2004	FEE	0.7	6,700	100.0
COLMA (8)	2003	JOINT VENTURE	6.4	213,532	100.0	MARSHALLS	2007	2012	NORDSTROM'S RACK	2007	2017	BED BATH & BEYOND	2011	2026
CORONA	1998	FEE	47.6	486,958	98.7	COSTCO	2007	2042	HOME DEPOT	2010	2029	LEVITZ	2009	2029
COVINA (7)	2000	GROUND LEASE (2054)	26.0	269,433	94.3	HOME DEPOT	2009	2034	STAPLES	2006	2011	PETSMART	2008	2028
DALY CITY (3)	2002	FEE	25.6	457,611	100.0	HOME DEPOT	2026	2056	BURLINGTON COAT FACTORY	2012	2022	SAFEWAY	2009	2024
EL CAJON	2003	JOINT VENTURE	11.8	118,328	100.0	KOHL'S	2024	2053
FOLSOM	2003	JOINT VENTURE	9.5	108,255	100.0	KOHL'S	2018	2048
FOUNTAIN VALLEY (11) (5)	2004	FEE	0.0	-	-
FRESNO (11)	2004	FEE	10.8	121,107	100.0	BED BATH & BEYOND	2010	2025	SPORTMART	2013	2023	ROSS	2011	2031
LA MIRADA	1998	FEE	31.2	288,471	96.9	TOYS "R" US	2012	2032	LA FITNESS	2012	2022	US POST OFFICE	2010	2020
LONG BEACH (11)	2004	FEE	15.0	154,750	100.0	HOME DEPOT	2014	2034	PETSMART	2009	2024
MONTEBELLO (7)	2000	JOINT VENTURE	20.4	250,439	96.9	SEARS	2012	2062	TOYS "R" US	2018	2043	AMC THEATRES	2012	2032
MORGAN HILL	2003	JOINT VENTURE	10.3	103,362	100.0	HOME DEPOT	2024	2054
NOVATO (12)	2003	FEE	11.3	125,462	100.0	SAFEWAY	2008	2028	RITE AID	2008	2023	BIG LOTS	2010	2020
OXNARD (7)	1998	JOINT VENTURE	14.4	171,580	100.0	TARGET	2008	2013	FOOD 4 LESS	2008		24 HOUR FITNESS CENTER	2010	2020
PACIFICA (10)	2004	JOINT VENTURE	13.6	168,878	92.1	SAFEWAY	2018	2038	ROSS STORES	2010	2020	RITE AID	2007
REDWOOD CITY (11)	2004	FEE	4.9	49,429	100.0	ORCHARD SUPPLY HARDWARE	2009	2029
ROSEVILLE (11)	2004	FEE	18.8	188,493	97.5	SPORTS AUTHORITY	2016		LINENS 'N THINGS	2012		ROSS STORES	2008
SAN DIEGO (11)	2004	FEE	9.8	98,474	100.0	RITE AID	2018	2043	ROSS STORES	2009	2024	PETCO	2009	2014
SAN DIEGO (7)	2000	JOINT VENTURE	11.2	117,410	100.0	LUCKY STORES	2012		SPORTMART	2013
SAN DIEGO (11)	2004	FEE	74.0	443,200	92.8	COSTCO	2014	2044	PL RETAIL	2011		CHARLOTTE RUSSE HOLDING	2009	2019
SAN DIEGO (11)	2004	FEE	5.9	35,000	100.0	CLAIM JUMPER	2013	2023
SAN JUAN CAPISTRANO(11)	2004	FEE	5.6	56,436	100.0	PETSMART	2011	2031	STAPLES	2005	2025
SAN RAMON (7)	1999	JOINT VENTURE	5.3	41,913	100.0	PETCO	2012	2022
SANTA ANA	1998	FEE	12.0	134,400	100.0	HOME DEPOT	2015	2035
SANTEE	2003	JOINT VENTURE	44.5	311,485	98.6	24 HOUR FITNESS	2017		BED BATH & BEYOND	2012	2017	TJ MAXX	2012	2027
SANTEE	1998	FEE	10.4	103,903	89.9	OFFICE DEPOT	2006	2021	ROSS STORES	2009	2024	MICHAELS	2008	2018
STOCKTON	1999	FEE	14.6	152,919	100.0	SUPER UNITED FURNITURE	2009	2019	OFFICE DEPOT	2006	2016	COSTCO	2008	2033
TEMECULA (7)	1999	JOINT VENTURE	40.0	342,336	99.5	KMART	2017	2032	FOOD 4 LESS	2010	2030	TRISTONE THEATRES	2008	2018
TEMECULA (11)	2004	FEE	47.4	345,113	100.0	WAL-MART	2028	2058	KOHL'S	2023	2043	ROSS	2014	2034
TORRANCE (7)	2000	JOINT VENTURE	26.7	266,847	98.5	HL TORRANCE	2011	2021	LINENS N THINGS	2010	2020	MARSHALLS	2009	2019
TUSTIN	2003	JOINT VENTURE	9.1	108,413	100.0	KMART	2018	2048
COLORADO

AURORA	1998	FEE	13.8	145,754	84.5	TJ MAXX	2007	2012	CLASSIC TREASURES	2007		SPACE AGE FEDERAL	2008
AURORA	1998	FEE	9.9	44,174	100.0
AURORA	1998	FEE	13.9	152,981	100.0	ALBERTSONS	2007	2052	COOMERS CRAFTS	2006		CROWN LIQUORS	2005	2010
COLORADO SPRINGS	1998	FEE	10.7	107,310	29.8	EL PASO COUNTY	2005
DENVER	1998	FEE	1.5	18,405	100.0	SAVE-A-LOT	2012	2027
ENGLEWOOD	1998	FEE	6.5	80,330	100.0	HOBBY LOBBY	2013	2023	OLD COUNTRY BUFFET	2009	2019
FORT COLLINS	2000	FEE	10.6	105,862	100.0	KOHL'S	2020	2070
GREENWOOD VILLAGE	2003	JOINT VENTURE	21.0	196,726	100.0	HOME DEPOT	2019	2069
LAKEWOOD	1998	FEE	7.6	82,581	97.2	SAFEWAY	2007	2032
CONNECTICUT

BRANFORD (7)	2000	JOINT VENTURE	19.1	191,352	99.7	KOHL'S	2007	2022	SUPER FOODMART	2016	2038
ENFIELD (7)	2000	JOINT VENTURE	16.2	162,459	100.0	KOHL'S	2021	2041	BIG Y	2014	2034
FARMINGTON	1998	FEE	16.9	184,572	100.0	SPORTS AUTHORITY	2018	2063	LINENS N THINGS	2016	2036	BORDERS BOOKS	2018	2063
HAMDEN	1967	JOINT VENTURE	31.7	341,502	95.1	WAL-MART	2019	2039	BON-TON	2012		BOB'S STORES	2016	2036
NORTH HAVEN	1998	FEE	31.7	331,919	98.0	HOME DEPOT	2009	2029	BJ'S	2006	2041	XPECT DISCOUNT	2008	2013
WATERBURY	1993	FEE	13.1	137,943	100.0	RAYMOUR FURNITURE	2017	2037	STOP & SHOP	2013	2043
DELAWARE

ELSMERE	1979	GROUND LEASE (2076)	17.1	114,530	100.0	VALUE CITY	2008	2038
DOVER (5)	1999	JOINT VENTURE	89.0	-	-
MILFORD (8)	2004	JOINT VENTURE	7.8	61,100	84.8	FOOD LION	2014	2034
WILMINGTON (10)	2004	GROUNDLEASE (2052)/ JOINT VENTURE	25.9	165,805	100.0	SHOPRITE	2014	2044	SPORTS AUTHORITY	2008	2023	RAYMOUR FURNITURE	2019	2044

Back to Contents

						MAJOR LEASES
	YEAR	OWNERSHIP	LAND	LEASABLE	PERCENT
	DEVELOPED	INTEREST/	AREA	AREA	LEASED		LEASE	OPTION		LEASE	OPTION		LEASE	OPTION
LOCATION	OR	(EXPIRATION)(2)	(ACRES)	(SQ. FT.)	(1)	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION
	ACQUIRED

FLORIDA

ALTAMONTE SPRINGS	1995	FEE	5.6	94,193	100.0	ORIENTAL MARKET	2012	2022	THOMASVILLE HOME	2011	2021	PEARL ARTS N CRAFTS	2008	2018
ALTAMONTE SPRINGS	1998	JOINT VENTURE	19.4	271,382	93.5	BAER'S FURNITURE	2024	2034	ALTAMANTE CINEMA 8	2008		LEATHER GALLERIES, THE	2009	2014
BOCA RATON	1967	FEE	9.9	73,549	100.0	WINN DIXIE	2008	2033
BOYNTON BEACH (7)	1999	JOINT VENTURE	18.0	197,362	99.7	BEALLS	2006	2056	ALBERTSONS	2015	2040
BRADENTON	1968	JOINT VENTURE	6.2	30,938	100.0	GRAND CHINA BUFFET	2009	2014
BRADENTON	1998	FEE	19.6	162,997	97.5	PUBLIX	2012	2032	TJ MAXX	2009	2019	JO-ANN FABRICS	2009	2024
BRANDON (7)	2001	JOINT VENTURE	29.7	143,785	99.1	BED BATH & BEYOND	2010	2020	ROSS STORES	2010	2025	THOMASVILLE HOME	2010	2020
CORAL SPRINGS	1994	FEE	5.9	55,597	100.0	LINENS N THINGS	2012	2027
CORAL SPRINGS	1997	FEE	9.8	86,342	100.0	TJ MAXX	2007	2017	RAG SHOP	2006	2026	BLOCKBUSTER	2006	2016
CORA LWAY	1992	JOINT VENTURE	8.7	87,305	100.0	WINN DIXIE	2011	2036	DIAMONDS CRAFTS	2005	2014
EAST ORLANDO	1971	GROUNDLEASE (2068)	11.6	131,981	100.0	SPORTS AUTHORITY	2010	2020	OFFICE DEPOT	2010	2025	C-TOWN	2013	2028
FORT LAUDERDALE (11)	2004	FEE	22.9	229,034	89.2	REGAL CINEMAS	2017	2057	OFFICE DEPOT	2011	2026
FORT PIERCE	1970	JOINT VENTURE	14.8	210,460	100.0	KMART	2006	2021	WINN DIXIE	2007	2027	AARON'S	2005	2010
HOLLYWOOD	2002	JOINT VENTURE	5.0	50,000	100.0	HOME GOODS	2010		MICHAELS	2010
HOLLYWOOD (11)	2004	FEE	87.2	871,723	98.7	HOME DEPOT	2019	2069	K-MART	2019	2024	BJ'S WHOLESALE CLUB	2019	2069
HOLLYWOOD (11)	2004	FEE	10.5	137,196	87.8	MANTECH ADVANCED SYSTEMS I	2008	2013	TRADER PUBLISHING COMPANY	2007		KOS PHARMACEUTICALS, INC.	2005
HOMESTEAD	1972	GROUND LEASE (2018)/JOINTVENTURE	21.0	207,714	100.0	PUBLIX	2014	2034	MARSHALLS	2011	2026	OFFICEMAX	2013	2028
JACKSONVILLE	2002	JOINT VENTURE	5.1	51,002	100.0	MICHAELS	2013		HOME GOODS	2010
JACKSONVILLE	1999	FEE	18.6	203,536	97.6	BURLINGTON COAT FACTORY	2008	2018	OFFICEMAX	2012	2032	TJ MAXX	2007	2017
JACKSONVILLE (4)	2003	JOINT VENTURE	113.6	-	-
JENSEN BEACH (9)	2002	JOINT VENTURE	19.8	197,731	98.3	HOME DEPOT	2005	2030	PETSMART	2009	2029	RAG SHOP	2005	2020
JENSEN BEACH	1994	FEE	20.7	173,356	91.3	SERVICE MERCHANDISE	2010	2070	MARSHALLS	2005	2020	BEALLS	2008	2013
KEY LARGO (7)	2000	JOINT VENTURE	21.5	207,332	98.6	KMART	2014	2064	PUBLIX	2009	2029	BEALLS OUTLET	2008	2011
KISSIMMEE	1996	FEE	18.4	130,983	100.0	KASH N' KARRY	2006	2036	OFFICEMAX	2012	2027	JO-ANN FABRICS	2006	2016
LAKELAND	2001	FEE	22.9	229,383	94.4	STEIN MART	2006	2026	AMC THEATRES	2007	2017	ROSS STORES	2007	2012
LARGO	1968	FEE	12.0	149,472	100.0	WAL-MART	2007	2027	SUNSHINE THRIFT STORE	2010	2020
LARGO	1992	FEE	29.4	215,916	96.2	PUBLIX	2009	2029	AMC THEATRES	2011	2036	OFFICE DEPOT	2009	2019
LARGO	1993	FEE	6.6	59,730	50.9
LAUDERDALE LAKES	1968	JOINT VENTURE	10.0	115,341	100.0	SAVE-A-LOT	2007	2017	THINK THRIFT	2007	2017
LAUDERHILL	1978	FEE	17.8	181,416	93.7	BABIES R US	2009	2014	SMART & FINAL	2017		WORLD JEWELRY CENTER	2014	2024
LEESBURG	1969	GROUND LEASE (2017)	1.3	13,468	100.0
MARGATE	1993	FEE	34.1	260,729	96.8	PUBLIX	2008	2028	OFFICE DEPOT	2010	2020	SAM ASH MUSIC	2006	2011
MELBOURNE	1968	GROUND LEASE (2071)	11.5	168,737	96.5	SUBMITTORDER CO	2010	2022	JO-ANN FABRICS	2006	2016	WALGREENS	2045
MELBOURNE (6)	1994	FEE	13.8	131,851	83.0	TEGGE FURNISHINGS	2005	2007	GOODWILL INDUSTRIES	2007	2010	SAVE-A-LOT	2013	2023
MELBOURNE (9)	1987	JOINT VENTURE	11.9	118,828	90.1	PUBLIX	2007		WALGREENS	2027
MELBOURNE	1998	FEE	13.2	148,660	67.8	SERVICE MERCHANDISE	2005	2035	BED BATH & BEYOND	2013	2028	MARSHALLS	2010
MIAMI	1968	FEE	8.2	104,908	100.0	HOME DEPOT	2029	2059	MILAM'S MARKET	2008		WALGREENS	2009
MIAMI	1962	JOINT VENTURE	14.0	79,273	100.0	BABIES R US	2006	2021	FIRESTONE TIRE	2008
MIAMI	1986	FEE	7.8	83,380	100.0	PUBLIX	2009	2029	WALGREENS	2018
MIAMI (11)	2004	FEE	31.2	404,553	99.0	K-MART	2012	2042	EL DORADO FURNITURE	2017		SYMS CORPORATION	2011	2041
MIAMI	1995	FEE	5.4	63,604	100.0	PETCO	2016	2021	PARTY CITY	2007	2017
MIAMI	1985	FEE	15.9	108,795	100.0	PUBLIX	2019	2039	WALGREENS	2058
MOUNT DORA	1997	FEE	12.4	120,430	100.0	KMART	2013	2063
OCALA	1997	FEE	27.2	248,497	93.7	KMART	2006	2021	BEST BUY	2019	2034	SERVICE MERCHANDISE	2007	2032
OCALA (11)	2004	FEE	16.9	70,970	98.1	PUBLIX	2020	2050
ORANGE PARK	2003	JOINT VENTURE	5.0	50,299	100.0	BED BATH & BEYOND	2015		MICHAELS	2010
ORLANDO	1968	FEE	12.0	131,646	100.0	BED BATH & BEYOND	2007	2022	BOOKS -A-MILLION	2006	2016	OFFICEMAX	2008	2023
ORLANDO (7)	2000	JOINT VENTURE	18.0	179,065	98.0	KMART	2014	2064	PUBLIX (SUBT=GOLD'S GYM)	2012	2037
ORLANDO	1968	JOINT VENTURE	10.0	114,434	95.2	BALLY TOTAL FITNESS	2008	2018	HSN	2009		BEDDING& FURNITURE	2009
ORLANDO	1968	GROUND LEASE (2047)/JOINT VENTURE	7.8	110,788	77.9	OFFICE FURNITURE	2008
ORLANDO	1994	FEE	28.0	236,486	84.5	OLD TIME POTTERY	2010	2020	SPORTS AUTHORITY	2011	2031	SKIPSWESTERN O	2005
ORLANDO	1996	FEE	11.7	132,856	100.0	ROSS STORES	2008	2028	BIG LOTS	2009	2014	WORLD GYM	2010	2020
ORLANDO (11)	2004	FEE	14.0	154,453	82.3	MARSHALL'S	2013	2028	OFF BROADWAY SHOES	2013		PETCO	2014
PALATKA	1970	FEE	8.9	82,730	59.6	BIG LOTS	2007	2017
PANAMACITY (4)	2002	JOINT VENTURE	3.6	-	-
PENSACOLA (9)	2002	JOINT VENTURE	18.2	181,910	80.0	WINN DIXIE	2012	2037	PARTY CITY	2013	2023	BEALLS OUTLET	2006	2016
PLANTATION	1974	JOINT VENTURE	4.6	60,414	100.0	BREAD OF LIFE	2009	2019	WHOLE FOODS	2009	2019
POMPANO BEACH	1968	JOINT VENTURE	6.6	66,838	93.1	SAVE A LOT	2014	2029
POMPANO BEACH (12)	2004	JOINT VENTURE	18.6	140,312	93.9	WINN DIXIE	2018	2043	CVS	2020	2040
PORT RICHEY (7)	1998	JOINT VENTURE	14.3	103,294	91.8	CIRCUIT CITY	2011	2031	STAPLES	2006	2011	MICHAELS	2006
RIVIERA BEACH	1968	JOINT VENTURE	5.1	46,390	100.0	FURNITURE KINGDOM	2009	2014	GOODWILL INDUSTRIES	2005	2008
SANFORD	1989	FEE	40.9	160,994	100.0	ROSS STORES	2012	2032	OFFICE DEPOT	2009	2019	ECKERD	2005	2025
SARASOTA	1970	FEE	10.0	102,455	100.0	TJ MAXX	2007	2017	OFFICEMAX	2009	2024	DOLLAR TREE	2012	2032
SARASOTA	1989	FEE	12.0	129,700	100.0	KASH N' KARRY	2020	2040	DG ACE HARDWARE	2008	2023	ANTHONY'S LADIES WEAR	2007	2017
ST. PETERSBURG	1968	GROUND LEASE (2084)/JOINT VENTURE	9.0	118,979	86.6	KASH N' KARRY	2017	2037	TJ MAXX	2007	2012	DOLLAR TREE	2007	2022
TALLAHASSEE	1998	FEE	12.8	105,655	100.0	STEIN MART	2008	2008	BEN FRANKLIN	2007	2022	SHOE STATION	2007	2012
TAMPA	1997	FEE	16.3	127,837	97.9	STAPLES	2008	2018	ROSS STORES	2007	2022	US POST OFFICE	2011	2021
TAMPA	2004	FEE	7.5	75,297	100.0	AMERICAN SIGNATURE HOME	2019		DSW SHOE WAREHOUSE	2018	2033
TAMPA (7)	2001	JOINT VENTURE	73.0	335,506	100.0	BEST BUY	2016	2031	JO-ANN FABRICS	2016	2031	BED BATH & BEYOND	2015	2030
TAMPA	2004	FEE	22.4	108,257	93.2	KMART	2005
WEST PALM BEACH	1995	FEE	7.9	80,845	95.1	BABIES R US	2006	2021
WEST PALM BEACH	1967	JOINT VENTURE	7.6	81,073	97.7	WINN DIXIE	2010	2030
WEST PALM BEACH (11)	2004	FEE	33.0	357,537	91.3	K-MART	2018	2068	WINN-DIXIE STORES	2019	2049	LINENS'N THINGS	2010	2025
WINTER HAVEN	1973	JOINT VENTURE	13.9	92,428	88.9	BIG LOTS	2010	2020	JO-ANN FABRICS	2006	2016	FAMILY DOLLAR	2007	2022
GEORGIA

AUGUSTA	1995	FEE	11.3	112,537	83.6	TJ MAXX	2010	2015	ROSS STORES	2013	2033	RUGGED WEARHOUSE	2008	2018
AUGUSTA (7)	2001	JOINT VENTURE	49.9	531,006	100.0	SPORTS AUTHORITY	2012	2027	ASHLEY HOME STORE	2009	2019	BED BATH & BEYOND	2013	2028
MACON	1969	FEE	12.3	127,260	45.0	FREDS STORES	2009	2014	SMALL SMILES	2009	2019
SAVANNAH	1993	FEE	22.2	187,076	98.9	BED BATH & BEYOND	2013	2028	TJ MAXX	2005	2015	MARSHALLS	2007	2022
SAVANNAH	1995	GROUND LEASE (2045)	9.5	88,325	100.0	MEDIA PLAY	2011	2021	STAPLES	2015	2030	WEST MARINE	2006	2009
SNELLVILLE (7)	2001	JOINT VENTURE	35.6	311,033	98.7	KOHL'S	2022	2062	BELK'S STORE	2015	2035	LINENS N THINGS	2015	2030
VALDOSTA	2004	JOINT VENTURE	17.5	175,396	100.0	LOWE'S HOME CENTER	2019	2069
ILLINOIS

ALTON	1986	FEE	21.2	159,824	82.1	VALUE CITY	2008	2023
ARLINGTON HEIGHTS	1998	FEE	7.0	80,040	-
AURORA	1998	FEE	17.9	91,182	-
BATAVIA (7)	2002	JOINT VENTURE	31.7	272,416	96.4	KOHL'S	2019	2049	HOBBY LOBBY	2009	2019	LINENS N THINGS	2014	2029

Back to Contents

	YEAR					MAJOR LEASES
	DEVELOPED	OWNERSHIP	LAND	LEASABLE	PERCENT
	OR	INTEREST/	AREA	AREA	LEASED		LEASE	OPTION		LEASE	OPTION		LEASE	OPTION
LOCATION	ACQUIRED	(EXPIRATION)(2)	(ACRES)	(SQ. FT.)	(1)	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION

BELLEVILLE	1987	GROUND LEASE (2057)	20.3	81,490	100.0	KMART	2024	2054
BLOOMINGTON	1972	FEE	16.1	188,250	100.0	SCHNUCK MARKETS	2014	2029	TOYS "R" US	2015	2045	BARNES & NOBLE	2010	2015
BLOOMINGTON	2003	JOINT VENTURE	11.0	73,951	97.5	JEWEL -OSCO	2014	2039
BRADLEY	1996	FEE	5.4	80,535	100.0	CARSON PIRIE SCOTT	2014	2034
CALUMET CITY (3)	1997	FEE	17.0	144,706	100.0	MARSHALLS	2008		BEST BUY	2012	2032	OLD NAVY	2010	2020
CARBONDALE	1997	GROUND LEASE (2052)	8.1	80,535	100.0	K'S MERCHANDISE	2012	2052
CHAMPAIGN (7)	2001	JOINT VENTURE	9.3	111,720	100.0	BEST BUY	2016	2031	DICK'S SPORTING GOODS	2016	2031	MICHAELS	2010	2025
CHAMPAIGN	1999	FEE	9.0	102,615	100.0	K'S MERCHANDISE	2014	2034
CHICAGO	1997	GROUND LEASE (2040)	17.5	102,011	100.0	BURLINGTON COAT FACTORY	2020	2035	RAINBOW SHOPS	2011	2021	BEAUTY ONE	2010	2015
CHICAGO	1997	FEE	6.0	86,894	100.0	KMART	2024	2054
COUNTRYSIDE	1997	GROUND LEASE (2053)	27.7	117,005	100.0	HOME DEPOT	2023	2053
CRESTWOOD	1997	GROUND LEASE (2051)	36.8	79,903	100.0	SEARS	2024	2051
CRYSTAL LAKE	1998	FEE	6.1	80,390	100.0	HOBBY LOBBY	2009	2019	DINOREX	2012	2022
DOWNERS GROVE	1998	GROUND LEASE (2041)	7.2	192,639	100.0	HOME DEPOT EXPO	2022	2062	RHODES FURNITURE	2008	2018
DOWNERS GROVE	1999	FEE	24.8	144,770	100.0	DOMINICK'S	2009	2019	DOLLAR TREE	2008	2023	WALGREENS	2022
DOWNERS GROVE	1997	FEE	12.0	141,906	100.0	TJ MAXX	2009	2024	BEST BUY	2015	2030
ELGIN	1972	FEE	18.7	186,432	99.4	ELGIN MALL	2013	2023	ELGIN FARMERS PRODUCTS	2010	2030	AARON SALES & LEASE	2012	2022
FAIRVIEW HEIGHTS	1986	GROUND LEASE (2050)	19.1	192,073	100.0	KMART	2024	2050	OFFICEMAX	2015	2025	WALGREENS	2010	2029
FOREST PARK	1997	GROUND LEASE (2021)	9.3	98,371	100.0	KMART	2021
GENEVA	1996	FEE	8.2	104,688	100.0	GANDER MOUNTAIN	2013	2028
MATTESON	1997	FEE	17.0	157,885	98.4	SPORTMART	2014	2029	MARSHALLS	2010	2025	LINENS N THINGS	2014	2029
MOUNT PROSPECT	1997	FEE	16.8	196,289	97.9	KOHL'S	2024	2054	HOBBY LOBBY	2016	2026	POOL-A-RAMA	2011	2018
MUNDELIEN	1991	FEE	7.6	89,692	100.0	BURLINGTON COAT FACTORY	2018	2033
NAPERVILLE	1997	FEE	9.0	102,327	100.0	BURLINGTON COAT FACTORY	2013	2033
NORRIDGE	1997	GROUND LEASE (2042)	11.7	116,914	100.0	KMART	2024	2042
OAKBROOK TERRACE	1997	FEE	15.6	164,903	100.0	HOME DEPOT	2024	2044	LINENS N THINGS	2017	2032	LOYOLA UNIV. MEDICAL CENTER	2006	2016
OAK LAWN	1997	FEE	15.4	165,337	100.0	KMART	2024	2054	CHUCK E CHEESE	2007
ORLAND PARK	1980	FEE	18.8	131,546	100.0	VALUE CITY	2015	2030
OTTAWA	1970	FEE	9.0	60,000	100.0	VALUE CITY	2006	2011
PEORIA	1997	GROUND LEASE (2031)	20.5	156,067	100.0	KMART	2024	2031	MARSHALLS	2009	2024
ROCKFORD	2004	FEE	8.9	89,047	100.0	BEST BUY	2016	2031	LINENS N THINGS	2016	2031
ROLLING MEADOWS	2003	FEE	3.7	37,225	100.0	FAIR LANES ROLLING MEADOWS	2008	2013
SCHAUMBURG	2003	JOINT VENTURE	63.0	629,741	92.3	GALYAN'S TRADING COMPANY	2013	2038	CARSON PIRIE SCOTT	2021	2071	LOEWS THEATRE	2019	2039
SCHAUMBURG	1998	FEE	7.3	167,690	100.0	RHODES FURNITURE	2008	2018	RHODES FURNITURE	2008	2018
SKOKIE	1997	FEE	5.8	58,455	100.0	MARSHALLS	2010	2025	OLD NAVY	2010	2015
STREAMWOOD	1999	FEE	5.6	81,000	100.0	VALUE CITY	2015	2030
WAUKEGAN	1998	FEE	6.8	90,555	100.0	PICK N SAVE	2009	2029
WOODRIDGE	1998	FEE	13.1	161,272	96.6	HOLLYWOOD STARDUST THEATR	2012	2022	KOHL'S	2010	2030	MCSPORTS	2006
INDIANA

EVANSVILLE	1986	FEE	14.2	192,933	79.7	BURLINGTON COAT FACTORY	2007	2027	OFFICEMAX	2012	2027	MICHAELS	2005	2020
EVANSVILLE	1986	FEE	11.5	149,182	9.5
FELBRAM	1970	FEE	4.1	27,400	100.0	SAVE-A-LOT	2006	2016
GREENSBURG (11)	2004	FEE	32.0	272,893	94.8	WAL-MART	2019		STAPLES	2015	2035	GOODY'S FAMILY CLOTHING	2009
GREENWOOD	1970	FEE	25.7	168,577	100.0	BABY SUPERSTORE	2006	2021	TOYS "R" US	2011	2056	TJ MAXX	2010	2015
GRIFFITH	1997	GROUND LEASE (2054)	10.6	114,684	100.0	KMART	2024	2054
INDIANAPOLIS	1963	JOINT VENTURE	17.4	165,220	100.0	KROGER	2026	2066	AJ WRIGHT	2012	2027	CVS	2021	2031
INDIANAPOLIS	1986	FEE	20.6	185,589	93.4	TARGET	2009	2029	DOLLAR TREE	2009	2014	RAINBOW SHOPS	2009	2019
LAFAYETTE	1971	FEE	12.4	90,500	100.0	MENARD	2006
LAFAYETTE (3)	1997	FEE	24.3	98,597	100.0	PAYLESS SUPERMARKET	2009	2014	JO-ANN FABRICS	2010	2020	SMITH OFFICE EQUIPMENT	2008
LAFAYETTE	1998	FEE	43.2	214,876	88.7	PETSMART	2012	2032	STAPLES	2011	2026	MICHAELS	2006	2026
MISHAWAKA	1998	FEE	7.5	82,100	100.0	K'S MERCHANDISE	2013	2023
SOUTH BEND	2003	JOINT VENTURE	1.4	13,702	100.0
SOUTH BEND	1999	FEE	1.8	81,668	100.0	MENARD	2010	2030
TERRE HAUTE (11)	2004	FEE	9.9	104,259	100.0	LOWE'S	2013	2043
IOWA

CLIVE	1996	FEE	8.8	90,000	100.0	KMART	2021	2051
CLIVE (8)	2002	JOINT VENTURE	23.0	109,434	95.6	BABIES R US	2015	2040	JO-ANN FABRICS	2013	2023	DAVID'S BRIDAL	2011	2021
DAVENPORT	1997	GROUND LEASE (2028)	9.1	91,035	100.0	KMART	2024	2028
DES MOINES	1999	FEE	23.0	156,506	66.0	BEST BUY	2008	2023	DIRECT SALES	2005		OFFICEMAX	2008	2018
DUBUQUE	1997	GROUND LEASE (2019)	6.5	82,979	100.0	SHOPKO	2018	2019
SOUTHEAST DES MOINES	1996	FEE	9.6	111,847	100.0	HOME DEPOT	2020	2065
WATERLOO	1996	FEE	9.0	104,074	100.0	HOBBY LOBBY	2014	2024	TJ MAXX	2014	2024	SHOE CARNIVAL	2014	2024
KANSAS

EAST WICHITA (7)	1996	JOINT VENTURE	6.5	96,011	100.0	DICK'S SPORTINGGOODS	2018	2033	GORDMANS	2012	2032
OVERLAND PARK	1980	FEE	14.5	120,164	100.0	HOME DEPOT	2010	2050
WEST WICHITA (7)	1996	JOINT VENTURE	8.1	96,319	100.0	SHOPKO	2018	2038
WICHITA (7)	1998	JOINT VENTURE	13.5	133,771	100.0	BEST BUY	2010	2025	TJ MAXX	2010	2020	MICHAELS	2010	2025
KENTUCKY

BELLEVUE	1976	FEE	6.0	53,695	100.0	KROGER	2010	2035
FLORENCE (10)	2004	FEE	8.2	99,578	97.8	DICK'S SPORTINGGOODS	2018	2033	LINENS N THINGS	2018	2033	MCSWAIN CARPETS	2012	2017
HINKLEVILLE	1998	GROUND LEASE (2039)	2.0	85,229	100.0	K'S MERCHANDISE	2014	2039
LEXINGTON	1993	FEE	35.8	258,713	99.4	BEST BUY	2009	2024	BED BATH & BEYOND	2013	2038	TOYS "R" US	2013	2038
LOUISIANA

BATON ROUGE	1997	FEE	18.6	350,116	88.4	BURLINGTON COAT FACTORY	2009	2024	STEIN MART	2006	2016	THE RUG GALLERY	2005	2009
HARVEY (8)	2003	JOINT VENTURE	17.4	181,660	100.0	BEST BUY	2017	2032	LINENS N THINGS	2012	2032	BARNES & NOBLE	2012	2022
HOUMA	1999	FEE	10.1	98,586	95.7	OLD NAVY	2009	2014	OFFICEMAX	2013	2028	MICHAELS	2009	2019
LAFAYETTE	1997	FEE	21.9	244,733	96.0	STEIN MART	2010	2020	LINENS N THINGS	2009	2024	TJ MAXX	2009	2019
NEW ORLEANS	1983	JOINT VENTURE	7.0	190,000	100.0	DILLARDS	2011	2031
MAINE

BANGOR	2001	FEE	8.6	86,422	100.0	BURLINGTON COAT FACTORY	2007	2032
MARYLAND

BALTIMORE	2003	FEE	4.2	44,170	90.4
BALTIMORE (8)	2004	JOINT VENTURE	18.4	152,834	97.4	KMART	2005	2055	SALVO AUTO PARTS	2009	2019
BALTIMORE	2003	FEE	10.6	112,722	100.0	SAFEWAY	2016	2046	RITE AID	2006	2026	FOOT LOCKER	2007
BALTIMORE	2003	FEE	5.8	49,629	100.0	CORT FURNITURE RENTAL	2012	2022
BALTIMORE	2003	FEE	9.2	90,622	93.7	SUPER FRESH	2020	2060	RITE AID	2007	2017
BALTIMORE (8)	2001	FEE	7.3	77,287	100.0	SUPER FRESH	2021	2061
BALTIMORE (10)	2004	JOINT VENTURE	7.4	77,290	98.9	GIANT FOOD	2006	2031

Back to Contents

	YEAR					MAJOR LEASES
	DEVELOPED	OWNERSHIP	LAND	LEASABLE	PERCENT
	OR	INTEREST/	AREA	AREA	LEASED		LEASE	OPTION		LEASE	OPTION		LEASE	OPTION
LOCATION	ACQUIRED	(EXPIRATION)(2)	(ACRES)	(SQ. FT.)	(1)	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION

BALTIMORE (12)	1967	JOINT VENTURE	7.5	90,903	100.0	GIANT FOOD	2026	2051
BALTIMORE	2004	FEE	9.1	90,830	100.0	GIANT FOOD	2011	2036
BEL AIR (12)	2004	FEE	19.7	121,927	100.0	SAFEWAY	2030	2060	CVS	2021	2041
BEL AIR	2003	FEE	2.7	26,900	79.2
CLINTON	2003	FEE	0.3	2,544	100.0
CLINTON	2003	GROUND LEASE (2069)	2.6	26,412	100.0	FAIR LANES CLINTON	2006
COLUMBIA (8)	2002	JOINT VENTURE	7.6	73,299	100.0	OLD NAVY	2008	2013
COLUMBIA (8)	2002	JOINT VENTURE	15.5	86,456	100.0	GIANT FOOD	2009	2019
COLUMBIA (8)	2002	JOINT VENTURE	16.3	100,521	100.0	GIANT FOOD	2012	2022
COLUMBIA (8)	2002	JOINT VENTURE	12.2	86,032	95.6	SAFEWAY	2006
COLUMBIA (8)	2002	JOINT VENTURE	12.3	91,165	100.0	SAFEWAY	2018	2043
COLUMBIA	2002	FEE	7.3	55,791	100.0	GIANT FOOD	2007
COLUMBIA	2002	FEE	2.5	23,835	100.0	DAVID'S NATURAL MARKET	2014	2019
COLUMBIA	2002	FEE	6.1	58,224	100.0	FOOD LION	2018	2043
COLUMBIA (8)	2002	JOINT VENTURE	15.2	105,907	97.8	GIANT FOOD	2017	2027
COLUMBIA	2002	JOINT VENTURE	5.0	50,000	100.0	MICHAELS	2013		HOME GOODS	2011
EASTON (10)	2004	JOINT VENTURE	11.1	113,330	100.0	GIANT FOOD	2024	2054	FASHION BUG	2005	2025
ELLICOTT CITY (10)	2004	JOINT VENTURE	31.8	139,898	98.9	SAFEWAY	2012	2042	PETCO	2006	2021
GAITHERSBURG	1989	FEE	8.7	87,061	100.0	GREAT BEGINNINGS FURNITURE	2011	2021	FURNITURE 4 LESS	2005	2010
GLEN BURNIE (12)	2004	JOINT VENTURE	21.9	249,746	100.0	LOWE'S HOME CENTER	2019	2059	GIANTFOOD	2005	2025
GLEN BURNIE (8)	2004	JOINT VENTURE	4.5	75,185	75.5	SEVERN GRAPHICS	2005	2012
GLEN BURNIE	2003	FEE	1.9	18,823	78.1
HAGERSTOWN	1973	FEE	10.5	117,718	37.6	SUPER SHOE	2006	2016	ADVANCE AUTO PARTS	2006	2011
HUNT VALLEY	2003	FEE	9.1	94,653	96.9	GIANT FOOD	2013	2033
LANDOVER	1993	FEE	23.3	232,903	100.0	RAYTHEON	2007	2010
LAUREL	1964	FEE	8.1	75,924	100.0	VILLAGE THRIFT STORE	2007		DOLLAR TREE	2010	2015	OLD COUNTRY BUFFET	2009	2019
LAUREL	1972	FEE	10.0	81,550	100.0	THE ROOMSTORE	2009	2014
LINTHICUM	2003	FEE	0.6	7,872	100.0
LUTHERVILLE (8)	2004	GROUND LEASE (2066)	12.9	163,709	86.8	METRO FOOD	2018	2038	CIRCUIT CITY	2010	2030	LOEHMANN'S	2005	2016
LUTHERVILLE (8)	2004	JOINT VENTURE	1.2	12,333	86.7
NORTH EAST (8)	2004	JOINT VENTURE	17.5	83,690	100.0	FOOD LION	2018	2038
OWINGS MILLS (12)	1995	JOINT VENTURE	11.0	116,303	99.0	GIANT FOOD	2020	2045	MERRITT ATHLETIC CLUB	2005	2015
PASADENA	2003	GROUND LEASE (2030)	3.0	41,241	100.0
PERRY HALL	2003	FEE	15.7	204,770	59.4	BRUNSWICK BOWLING	2010		RITE AID	2005	2035	DOLLAR EXPRESS	2010	2020
PERRY HALL (10)	2004	JOINT VENTURE	8.2	67,559	100.0	SUPER FRESH	2022	2062
TIMONIUM (8)	2004	JOINT VENTURE	6.0	59,829	97.0	AMERICAN RADIOLOGY	2012	2027
TIMONIUM	2003	FEE	17.2	207,817	96.6	STAPLES	2020	2045
TOWSON (10)	2004	JOINT VENTURE	8.7	84,280	100.0	LINENS N THINGS	2015	2025	COMPUSA	2014	2029	TWEETER ENTERTAINMENT	2014	2024
TOWSON (12)	2004	JOINT VENTURE	43.1	668,259	100.0	TARGET	2009	2049	SUPER FRESH	2019	2049	TOYS "R" US	2017	2037
WALDORF	2003	FEE	2.6	26,128	100.0	FAIR LANES WALDORF	2007	2017
WALDORF	2003	FEE	0.5	4,500	100.0
WOODSTOCK (8)	2004	JOINT VENTURE	13.9	103,547	100.0	WEIS MARKETS	2021	2041
MASSACHUSETTS

FOXBOROUGH (7)	2000	JOINT VENTURE	11.9	118,844	94.2	STOP & SHOP	2012	2022	OCEAN STATE JOB LOT	2007	2022
GREAT BARRINGTON	1994	FEE	14.1	131,235	100.0	KMART	2006	2016	PRICE CHOPPER	2016	2036
HYANNIS (10)	2004	JOINT VENTURE	22.6	225,629	98.6	SHAW'S SUPERMARKET	2018	2028	TOYS "R" US	2019	2029	HOME GOODS	2010	2020
MARLBOROUGH	2004	JOINT VENTURE	16.1	104,125	100.0	BEST BUY	2019	2034	DSW SHOE WAREHOUSE	2014	2034	BORDERS BOOKS	2019	2034
PITTSFIELD (10)	2004	JOINT VENTURE	13.0	72,014	100.0	STOP & SHOP	2014	2044
SHREWSBURY	1955	FEE	10.8	108,418	100.0	BOB'S STORES	2018	2033	BED BATH & BEYOND	2012	2032	STAPLES	2006	2021
MICHIGAN

CLARKSTON	1996	FEE	20.0	168,102	95.6	FARMER JACK	2015	2045	FRANK'S NURSERY	2011	2031	CVS	2005	2020
CLAWSON	1993	FEE	13.5	179,572	82.2	FARMER JACK	2006	2016	STAPLES	2011	2026	LITTLE CAESARS	2007
FARMINGTON	1993	FEE	2.8	96,983	99.2	DAMMAN HARDWARE	2015	2030	DOLLAR CASTLE	2005	2010	FITNESS 19	2015	2025
KALAMAZOO (3)	2002	JOINT VENTURE	60.0	283,573	84.3	HOBBY LOBBY	2013	2023	VALUE CITY FURNITURE	2020	2040	MARSHALLS	2010	2020
LIVONIA	1968	FEE	4.5	44,185	100.0	DAMMAN HARDWARE	2018	2033	CENTURY 21	2005	2010
MUSKEGON	1985	FEE	12.2	79,215	100.0	PLUMB'S FOOD	2007	2022	JO-ANN FABRICS	2007	2012
NOVI	2003	JOINT VENTURE	6.0	60,000	100.0	MICHAELS	2016		HOME GOODS	2011
TAYLOR	1993	FEE	13.0	141,549	100.0	KOHL'S	2022	2042	BABIES R US	2017	2043	PARTY CONCEPTS	2007	2012
WALKER	1993	FEE	41.8	338,928	98.8	RUBLOFF DEVELOPMENT	2016	2051	KOHL'S	2017	2037	LOEKS THEATRES	2007	2042
MINNESOTA

MAPLE GROVE (7)	2001	JOINT VENTURE	63.0	466,401	100.0	BYERLY'S	2020	2035	BEST BUY	2015	2030	JO-ANN FABRICS	2010	2030
MAPLEWOOD (8)	2002	JOINT VENTURE	8.2	96,376	68.1	BEST BUY	2014	2029
MINNETONKA (7)	1998	JOINT VENTURE	12.1	120,220	100.0	TOYS "R" US	2016	2031	GOLFSMITH	2008	2018	OFFICEMAX	2006	2011
MISSISSIPPI

HATTIESBURG (4)	2004	JOINT VENTURE	59.2	122,000	100.0	TARGET			PETSMART
JACKSON	2002	JOINT VENTURE	5.0	50,000	100.0	MICHAELS	2014		HOME GOODS	2014
MISSOURI

BRIDGETON	1997	GROUND LEASE (2040)	27.3	101,592	100.0	KOHL'S	2010	2020
CAPE GIRARDEAU	1997	GROUND LEASE (2060)	7.0	80,803	-
CREVE COEUR	1998	FEE	12.2	113,781	100.0	KOHL'S	2018	2038	CLUB FITNESS	2014	2024
ELLISVILLE	1970	FEE	18.4	118,080	91.5	SHOP N SAVE	2005	2015
HAZELWOOD	1976	FEE	1.8	18,450	9.1
INDEPENDENCE	1985	FEE	21.0	184,870	100.0	KMART	2024	2054	THE TILE SHOP	2014	2024	OFFICE DEPOT	2012	2032
JOPLIN	1998	FEE	12.6	155,416	100.0	GOODY'S FAMILY CLOTHING	2010	2015	HASTINGS BOOKS	2009	2014	OFFICEMAX	2010	2025
JOPLIN (7)	1998	JOINT VENTURE	9.5	80,524	100.0	SHOPKO	2018	2038
KANSAS CITY	1997	FEE	17.8	150,381	82.3	HOME DEPOT	2010	2050
KIRKWOOD	1980	GROUND LEASE (2069)	19.8	254,638	100.0	HEMISPHERES	2014	2024	HOBBY LOBBY	2014	2024	GART SPORTS	2014	2029
LEMAY	1974	FEE	3.1	41,475	100.0	SHOP N SAVE	2008		DOLLAR GENERAL	2008
MANCHESTER (7)	1998	JOINT VENTURE	9.6	89,305	100.0	KOHL'S	2018	2038
SPRINGFIELD	1994	FEE	41.5	277,630	99.3	BEST BUY	2011	2026	JC PENNEY	2005	2015	TJ MAXX	2006	2021
SPRINGFIELD	2002	FEE	8.5	84,916	100.0	BED BATH & BEYOND	2013	2028	MARSHALLS	2012	2027	BORDERS BOOKS	2023	2038
SPRINGFIELD	1986	GROUND LEASE (2087)	18.5	202,926	100.0	KMART	2024	2054	OFFICE DEPOT	2010		BARNES & NOBLE	2017	2047
ST. CHARLES	1998	FEE	36.9	8,000	100.0
ST. CHARLES	1999	GROUND LEASE (2039)	8.4	84,460	100.0	KOHL'S	2019	2039
ST. LOUIS	1972	FEE	13.1	129,093	91.7	SHOP N SAVE	2017	2082
ST. LOUIS	1986	FEE	17.5	176,273	95.6	BURLINGTON COAT FACTORY	2009	2024	BIG LOTS	2015	2030	OFFICE DEPOT	2007	2015
ST. LOUIS (3)	1997	GROUND LEASE (2025)	19.7	131,665	100.0	HOME DEPOT	2024	2025
ST. LOUIS	1997	GROUND LEASE (2035)	37.7	174,967	98.4	KMART	2024	2035	ST. LOUIS DANCER'S ACADEMY	2006

Back to Contents

	YEAR					MAJOR LEASES
	DEVELOPED	OWNERSHIP	LAND	LEASABLE	PERCENT
	OR	INTEREST/	AREA	AREA	LEASED		LEASE	OPTION		LEASE	OPTION		LEASE	OPTION
LOCATION	ACQUIRED	(EXPIRATION)(2)	(ACRES)	(SQ. FT.)	(1)	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION

ST. LOUIS	1997	GROUND LEASE (2040)	16.3	128,765	100.0	KMART	2024	2040
ST. PETERS	1997	GROUND LEASE (2073)	14.8	163,853	98.5	HOBBY LOBBY	2014	2024	GART SPORTS	2014	2029	OFFICE DEPOT	2019
NEVADA

HENDERSON (4)	1999	JOINT VENTURE	32.1	148,000	100.0	LEVITZ	2013	2023	INTERIOR SURROUNDINGS	2008	2013
NEW HAMPSHIRE

NASHUA (10)	2004	JOINT VENTURE	17.9	179,220	96.2	DSW SHOE WAREHOUSE	2011	2031	BED BATH & BEYOND	2007	2032	MICHAELS	2007	2027
SALEM	1994	FEE	39.8	344,076	100.0	KOHL'S	2008	2013	SHAW'S SUPERMARKET	2008	2038	BOB'S STORES	2011	2021
NEW JERSEY

BAYONNE	2004	FEE	0.6	23,901	100.0	DUANE READE	2014
BRIDGEWATER (7)	2001	JOINT VENTURE	15.8	370,545	100.0	COSTCO	2019	2049	BED BATH & BEYOND	2010	2030	BABIES R US	2014	2039
CHERRY HILL	1985	JOINT VENTURE	18.6	124,750	83.1	SUPER G	2016	2036
CHERRY HILL	1996	GROUND LEASE (2035)	15.2	129,809	78.3	KOHL'S	2016	2036
CHERRY HILL (8)	2003	FEE	48.0	209,185	100.0	KOHL'S	2018	2068	WORLDWIDE WHOLESALE FLOOR	2018	2033	BABIES R US	2013	2033
CINNAMINSON	1996	FEE	13.7	121,852	100.0	OUTLET MARKETPLACE	2009	2019	ODD-JOB	2009	2014	ACME MARKETS	2047
DELRAN (7)	2000	FEE	16.1	161,128	36.3	EICKHOFF SUPERMARKETS	2006	2016	AMC THEATERS	2005	2014
EAST WINDSOR	2002	FEE	34.8	249,029	99.4	TARGET	2027	2067	GENUARDI'S	2026	2056	TJ MAXX	2011	2026
FRANKLIN	1998	FEE	14.9	138,364	87.0	EDWARDS	2010	2020	NEW YORK SPORTS CLUB	2006	2016
HOLMDEL	2002	FEE	29.7	296,807	79.4	A&P	2013	2043	MARSHALLS	2013	2028	OFFICEMAX	2009	2024
HOLMDEL	2004	FEE	23.5	234,869	98.3	LINENS N THINGS	2018	2033	BEST BUY	2018	2033	MICHAELS	2013	2033
LINDEN	2002	FEE	0.9	13,340	100.0	STRAUSS DISCOUNT AUTO	2023	2033
MAPLESHADE (11)	2004	FEE	22.7	201,351	100.0	LOWE'S	2026		SPORTS AUTHORITY	2013	2033	BALLY TOTAL FITNESS	2012	2022
NORTH BRUNSWICK	1994	FEE	38.1	409,879	100.0	WAL-MART	2018	2058	BURLINGTON COAT FACTORY	2008	2013	MARSHALLS	2012	2027
PISCATAWAY	1998	FEE	9.6	97,348	100.0	SHOPRITE	2014	2024
PLAINFIELD (7)	1998	JOINT VENTURE	16.2	136,939	97.5	A&P	2018	2058	SEARS HARDWARE	2008	2028	CVS	2018	2038
RIDGEWOOD	1994	FEE	2.7	24,280	100.0	FRESH FIELDS	2015	2030
WAYNE (11)	2004	FEE	19.2	348,063	86.9	COSTCO	2009	2044	LACKLAND STORAGE	2012	2032	SPORTS AUTHORITY	2012	2032
WESTMONT	1994	FEE	17.4	192,254	85.3	SUPER FRESH	2017	2081	SUPER FITNESS	2009		JO-ANN FABRICS	2010	2020
NEW MEXICO

ALBUQUERQUE	1998	FEE	4.7	37,735	100.0	SEARS HARDWARE	2006	2021
ALBUQUERQUE	1998	FEE	26.0	183,912	83.8	MOVIES WEST	2011	2021	ROSS STORES	2006	2021	VALLEY FURNITURE	2007	2017
ALBUQUERQUE	1974	FEE	4.8	59,722	100.0	PAGE ONE	2008	2013	WALGREENS	2027
NEW YORK

ALBANY (8)	2004	JOINT VENTURE	17.9	135,801	97.3	PRICE CHOPPER	2007	2027	BIG LOTS	2008	2018	ECKERD	2007	2022
BAYRIDGE	2004	FEE	2.1	21,106	100.0	DUANE READE	2014
BELLMORE	2004	FEE	1.4	24,802	100.0	RITE AID	2014
BRIDGEHAMPTON	1973	FEE	30.2	287,587	100.0	KMART	2019	2039	KING KULLEN	2015	2035	TJ MAXX	2007	2017
BRONX	1990	JOINT VENTURE	22.9	228,638	100.0	NATIONAL AMUSEMENTS	2011	2036	WALDBAUMS	2011	2046	OFFICE OF HEARING	2007
BROOKLYN (7)	2000	JOINT VENTURE	8.1	80,708	100.0	HOME DEPOT	2022	2052	WALGREENS	2030
BROOKLYN	2003	FEE	0.8	7,500	100.0
BROOKLYN	2003	FEE	1.0	10,000	100.0	GENOVESE	2019
BROOKLYN	2004	FEE	3.0	29,671	100.0	DUANE READE	2014
BROOKLYN	2004	FEE	2.9	41,076	100.0	DUANE READE	2014		PC RICHARD & SON	2018	2028
BUFFALO	1988	JOINT VENTURE	9.2	141,285	96.5	TOPS SUPERMARKET	2012	2037	ANDREWS COLLECTIBLES	2009		FASHION BUG	2005	2024
BUFFALO, AMHERST	1988	JOINT VENTURE	7.5	101,066	100.0	TOPS SUPERMARKET	2013	2033
CENTEREACH	1993	JOINT VENTURE	40.7	380,084	94.3	WAL-MART	2015	2044	BIG LOTS	2011	2021	MODELL'S	2009	2019
CENTRAL ISLIP (4)	2004	JOINT VENTURE	32.8	6,000	100.0
COMMACK	1998	GROUND LEASE (2085)	35.7	265,409	100.0	KING KULLEN	2017	2047	LINENS N THINGS	2018	2038	SPORTS AUTHORITY	2017	2037
COPIAGUE (7)	1998	JOINT VENTURE	15.4	163,999	100.0	HOME DEPOT	2011	2056	JACK LALANNE	2008	2018
ELMONT	2004	FEE	1.8	27,078	100.0	DUANE READE	2014
FRANKLIN SQUARE	2004	FEE	1.4	17,864	100.0	DUANE READE	2014
FREEPORT (7)	2000	JOINT VENTURE	9.6	173,031	100.0	STOP & SHOP	2025		TOYS "R" US	2020	2040	MARSHALLS	2006	2016
GLEN COVE (7)	2000	JOINT VENTURE	2.7	49,346	87.8	STAPLES	2014	2029	ANNIE SEZ	2011	2026
HAMPTON BAYS	1989	FEE	8.2	70,990	97.1	MACY'S EAST	2015	2025	GENOVESE	2006	2016
HEMPSTEAD (7)	2000	JOINT VENTURE	1.4	13,905	100.0	WALGREENS	2059
HICKSVILLE	2004	FEE	2.5	35,581	100.0	DUANE READE	2014		PARTY CITY	2006	2011
LATHAM (7)	1999	JOINT VENTURE	60.3	616,130	97.8	SAM'S CLUB	2013	2043	WAL-MART	2013	2043	HOME DEPOT	2031	2071
LITTLE NECK	2003	FEE	4.5	48,275	100.0
MANHASSET (3)	1999	FEE	9.6	188,816	100.0	FILENE'S	2011		KING KULLEN	2024	2052	MICHAELS	2014	2029
MASPETH	2004	FEE	1.1	22,500	100.0	DUANE READE	2014
MERRICK (7)	2000	JOINT VENTURE	10.8	107,871	98.9	WALDBAUMS	2013	2041	ANNIE SEZ	2006	2021	PARTY CITY	2012	2022
MIDDLETOWN (7)	2000	JOINT VENTURE	10.1	80,000	100.0	BEST BUY	2016	2031	LINENS N THINGS	2016	2031
MUNSEY PARK (7)	2000	VENTURE	6.0	72,748	100.0	BED BATH & BEYOND	2007	2022	FRESH FIELDS	2011	2021
NESCONSET (11)	2004	FEE	5.9	55,580	100.0	LEVITZ	2014	2034
NORTH MASSAPEQUA	2004	FEE	2.0	29,610	100.0	DUANE READE	2014
OCEANSIDE	2003	FEE	0.2	1,856	100.0
PLAINVIEW	1969	GROUND LEASE (2070)	7.0	88,222	96.0	FAIRWAY STORES	2017	2037
POUGHKEEPSIE	1972	FEE	20.0	167,668	99.6	STOP & SHOP	2020	2049	ODD LOTS	2007	2017
RENSSELAER (8)	2004	JOINT VENTURE	13.4	132,648	88.7	PRICE CHOPPER	2018	2038	FASHION BUG	2008	2018
ROCHESTER	1988	FEE	14.9	129,238	100.0	STAPLES	2010	2022
ROCHESTER	1993	FEE	18.6	185,153	36.3	TOPS SUPERMARKET	2009	2024
STATEN ISLAND (7)	2000	JOINT VENTURE	14.4	177,118	100.0	TJ MAXX	2010	2025	NATIONAL LIQUIDATORS	2010	2030	MICHAELS	2006	2031
STATEN ISLAND	1989	FEE	16.7	212,375	100.0	KMART	2006	2011	PATHMARK	2011	2021
STATEN ISLAND	1997	GROUND LEASE (2072)	7.0	101,337	99.2	WALDBAUMS	2006	2031
SYOSSET	1967	FEE	2.5	32,124	100.0	NEW YORK SPORTS CLUB	2016	2021
WESTBURY (11)	2004	FEE	30.1	398,602	100.0	COSTCO	2009	2043	WAL-MART	2019	2069	MARSHALL'S	2009	2024
WHITE PLAINS	2004	FEE	2.5	24,577	100.0	DUANE READE	2014
YONKERS (7)	2000	JOINT VENTURE	6.3	56,361	97.2	STAPLES	2014	2029
YONKERS	1995	FEE	4.4	43,560	100.0	SHOPRITE	2008	2028
NORTH CAROLINA

APEX (9)	2002	JOINT VENTURE	5.9	58,768	95.2	FOOD LION	2018	2038
BURLINGTON (4)	2004	JOINT VENTURE	52.9	144,000	100.0	ROSS STORES	2016	2036	BEST BUY	2016	2036	MICHAELS	2015	2035
CARY (7)	2001	JOINT VENTURE	38.6	315,797	100.0	BJ'S	2020	2040	KOHL'S	2022	2001	PETSMART	2016	2036
CARY	1996	FEE	8.6	86,015	100.0	BED BATH & BEYOND	2005	2014	DICK'S SPORTING GOODS	2014	2029
CARY	1998	FEE	10.9	102,787	100.0	LOWES	2017	2037	ECKERD	2007	2017
CARY (9) (6)	2002	JOINT VENTURE	18.2	182,266	91.1	WELLSPRING	2013	2028	BEYOND FITNESS	2011	2025	GREGORY'S	2008
CARY (8)	2003	JOINT VENTURE	13.4	133,901	100.0	CARMIKE CINEMAS	2017	2027	FOOD LION	2019		DOLLAR TREE	2009	2019
CHARLOTTE	1968	FEE	13.5	110,300	100.0	MEDIA PLAY	2010	2020	TJ MAXX	2007	2017	CVS	2015	2035
CHARLOTTE	1993	FEE	14.0	139,269	97.7	BI-LO	2009	2029	RUGGED WEARHOUSE	2008	2018	PARTY CITY	2005	2014

Back to Contents

	YEAR					MAJOR LEASES
	DEVELOPED	OWNERSHIP	LAND	LEASABLE	PERCENT
	OR	INTEREST/	AREA	AREA	LEASED		LEASE	OPTION		LEASE	OPTION		LEASE	OPTION
LOCATION	ACQUIRED	(EXPIRATION)(2)	(ACRES)	(SQ. FT.)	(1)	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION

CHARLOTTE	1986	GROUND LEASE (2048)	18.5	233,082	99.0	ROSS STORES	2015	2035	K&G MEN'S COMPANY	2008	2018	OFFICEMAX	2009	2024
DURHAM (7)	2002	JOINT VENTURE	39.5	408,292	100.0	WAL-MART	2015	2035	BEST BUY	2011	2026	LINENS N THINGS	2011	2026
DURHAM (4)	2002	JOINT VENTURE	20.2	93,000	100.0	KROGER	2023	2053
DURHAM	1996	FEE	13.2	116,186	89.0	TJ MAXX	2009	2014	JO-ANN FABRICS	2010	2020
GASTONIA	1989	FEE	24.9	240,957	87.5	HOBBY LOBBY	2013	2023	TOYS "R" US	2015	2045	BOOK EXPRESS	2006
GREENSBORO	1999	FEE	8.2	103,494	95.7	HOBBY LOBBY	2014	2024	K&G MEN'S COMPANY	2015	2025	USA BABY	2008	2013
GREENSBORO (7)	1998	JOINT VENTURE	4.4	41,387	96.1	STAPLES	2011	2031	DAVID'S BRIDAL	2006	2026
PINEVILLE (12)	2003	JOINT VENTURE	39.1	269,710	98.9	KMART	2017	2067	STEIN MART	2007	2012	TJ MAXX	2008	2018
RALEIGH (9)	2002	JOINT VENTURE	1.4	13,844	100.0
RALEIGH (3)	1993	FEE	35.9	375,211	70.2	BEST BUY	2005	2020	MARSHALLS	2009	2014	OFFICEMAX	2011
RALEIGH (4)	2001	JOINT VENTURE	24.4	70,000	100.0	MARQUEE CINEMAS	2019	2029
RALEIGH (4)	2003	JOINT VENTURE	36.4	64,000	100.0	FOOD LION	2023	2043
RALEIGH	2001	FEE	26.0	85,465	98.4	KROGER	2019	2059
RALEIGH (12)	2004	FEE	10.3	101,846	95.3	HARRIS TEETER	2014	2034	ECKERD	2005	2015
WILSON (9)	2002	JOINT VENTURE	16.7	167,207	38.0	WINN DIXIE	2018
WINSTON-SALEM	1969	FEE	13.2	137,433	100.0	HARRIS TEETER	2016	2041	DOLLAR TREE	2006	2016	SPORTSMAN'S SUPPLY	2008
OHIO

AKRON	1975	FEE	6.9	76,438	97.4	GIANT EAGLE	2021	2041
AKRON	1988	FEE	24.5	138,363	100.0	GABRIEL BROTHERS	2010	2025	PAT CATANS CRAFTS	2013		ESSENCE BEAUTY MART	2008	2014
AKRON	1988	FEE	12.6	149,054	–
AKRON	1988	GROUND LEASE (2012)	22.9	231,754	78.8	FIFTH AVENUE FLEA MARKET	2005		PRIME BUSINESS SOLUTIONS	2006	2008	TIME WARNER CABLE	2005
BARBERTON	1972	FEE	10.0	87,851	100.0	GIANT EAGLE	2027	2052
BEAVERCREEK	1986	FEE	18.2	148,210	80.6	KROGER	2018	2048	FITWORKS	2007	2013	REVCO	2007	2027
BRUNSWICK	1975	FEE	20.0	171,223	95.6	KMART	2010	2050	GIANT EAGLE	2006	2031
CAMBRIDGE	1997	FEE	13.1	98,533	69.2	TRACTOR SUPPLY CO.	2010	2020
CANTON	1972	FEE	19.6	172,596	91.6	BURLINGTON COAT FACTORY	2018	2043	TJ MAXX	2007	2017	PRICELESS KIDS	2007	2012
CENTERVILLE	1988	FEE	15.2	120,498	100.0	BED BATH & BEYOND	2017	2032	THE TILE SHOP	2014	2024	ODD-JOB	2007	2017
CINCINNATI (7)	2000	JOINT VENTURE	36.7	378,901	94.0	WAL-MART	2010	2040	THRIFTWAY	2006	2026	DICK'S SPORTING GOODS	2016	2031
CINCINNATI	1988	FEE	11.6	223,731	99.3	LOWE'S HOME CENTER	2022	2052	BIG LOTS	2009	2019	AJ WRIGHT	2014	2034
CINCINNATI	1988	GROUND LEASE (2054)	8.8	121,242	25.7	TOYS "R" US	2019	2044
CINCINNATI	1988	FEE	29.2	308,277	84.3	HOBBY LOBBY	2012	2022	TOYS "R" US	2016	2046	HAVERTY'S	2019	2034
CINCINNATI	2000	FEE	8.8	88,317	100.0	HOBBY LOBBY	2011	2021	GOLD'S GYM	2017	2027
CINCINNATI	1999	FEE	16.7	89,742	100.0	BIGGS FOODS	2008	2028
CLEVELAND	1975	GROUND LEASE (2035)	9.4	69,383	69.0	ALDI	2008	2023
COLUMBUS (7)	2002	JOINT VENTURE	36.5	254,152	100.0	LOWE'S HOME CENTER	2016	2046	KROGER	2017	2037
COLUMBUS	1988	FEE	12.4	191,089	100.0	KOHL'S	2011	2031	KROGER	2031	2071	TOYS "R" US	2015	2040
COLUMBUS	1988	FEE	13.7	142,743	94.1	KOHL'S	2011	2031	STAPLES	2010	2020
COLUMBUS	1988	FEE	17.9	129,008	100.0	KOHL'S	2011	2031	GRANT/RIVERSIDE HOSPITAL	2011
COLUMBUS	1988	FEE	12.4	135,650	100.0	KOHL'S	2011	2031	CIRCUIT CITY	2019	2039
COLUMBUS	1988	FEE	12.5	99,262	100.0	SOUTHLAND EXPO	2006
COLUMBUS (7)	1998	JOINT VENTURE	12.1	112,862	96.1	BORDERS BOOKS	2018	2038	PIER 1 IMPORTS	2007	2017	FRANNYS HALLMARK	2009	2014
COPLEY (8)	2003	JOINT VENTURE	9.4	546,875	99.6	INLAND I DELAWARE BUSINESS	2017	2067	HOME DEPOT	2013	2063	DICK'S SPORTING GOODS	2020	2045
DAYTON	1969	GROUND LEASE (2043)	22.8	165,531	80.7	BEST BUY	2006	2024	BIG LOTS	2008	2018	JO-ANN FABRICS	2007	2012
DAYTON	1984	FEE	32.1	213,728	89.3	VICTORIA'S SECRET	2009	2019	JO-ANN FABRICS	2006	2016	KROGER	2012	2038
DAYTON	1988	FEE	16.9	141,616	100.0	VALUE CITY	2010	2020	CIRCUIT CITY	2018	2038	DOLLAR GENERAL	2007
DAYTON	1988	FEE	11.2	116,374	100.0	VALUE CITY	2010	2015	BUTTERNUT BREAD	2005
HUBER HEIGHTS (7)	1999	JOINT VENTURE	40.0	318,468	97.9	ELDER BEERMAN	2014	2044	KOHL'S	2015	2035	MARSHALLS	2009	2024
KENT	1988	GROUND LEASE (2013)	12.2	106,500	100.0	TOPS SUPERMARKET	2026	2096
LIMA	1986	FEE	18.1	193,633	100.0	RAYS SUPERMARKET	2011	2026	SEAWAY FOOD TOWN	2009	2024	JO-ANN FABRICS	2006	2011
MENTOR	1987	FEE	20.6	103,910	100.0	GABRIEL BROTHERS	2013	2028	BIG LOTS	2014	2034
MENTOR	1988	FEE	25.0	235,577	91.9	GIANT EAGLE	2019	2029	BURLINGTON COAT FACTORY	2014		JO-ANN FABRICS	2009	2019
MIAMISBURG	1999	FEE	0.6	6,000	100.0
MIDDLEBURG HEIGHTS	1988	FEE	8.2	104,342	51.5	GABRIEL BROTHERS	2014	2029
MIDDLETOWN (11)	2004	FEE	3.0	126,400	100.0	LOWE'S	2013	2028
NORTH OLMSTEAD	1988	FEE	11.7	99,862	100.0	TOPS SUPERMARKET	2026	2096
ORANGE TOWNSHIP (4)	2001	FEE	18.7	11,000	100.0
SHARONVILLE	1977	GROUND LEASE (2076)/JOINT VENTURE	15.0	130,715	77.8	GABRIEL BROTHERS	2012	2032	KROGER	2008	2028
SPRINGBORO PIKE	1985	FEE	13.0	120,522	100.0	HOBBY LOBBY	2010	2015	OFFICEMAX	2007		DOLLAR TREE	2008	2018
SPRINGDALE (7)	2000	JOINT VENTURE	22.0	253,510	90.1	WAL-MART	2015	2045	HH GREGG	2012	2017	OFFICEMAX	2009	2024
SPRINGFIELD	1988	FEE	14.3	149,464	100.0	KMART	2010	2030	HOBBY LOBBY	2010	2020
UPPER ARLINGTON	1969	FEE	13.3	160,702	100.0	TJ MAXX	2011	2021	PEDDLERS VILLAGE	2008		HONG KONG BUFFET	2011
WESTERVILLE	1993	FEE	25.4	242,124	91.7	MARC'S	2013	2023	KOHLS	2016	2036	OFFICEMAX	2007	2022
WICKLIFFE	1982	FEE	10.0	128,180	97.1	GABRIEL BROTHERS	2008	2023	BIG LOTS	2010		DOLLAR GENERAL	2007
WILLOUGHBY HILLS	1988	FEE	14.1	156,219	100.0	VF OUTLET	2012	2015	MARCS DRUGS	2012	2017
OKLAHOMA

MIDWEST CITY	1998	FEE	9.7	99,433	-
NORMAN (7)	2001	JOINT VENTURE	31.3	262,624	93.6	TOYS "R" US	2012	2042	BED BATH & BEYOND	2010	2030	ROSS STORES	2007	2027
OKLAHOMA CITY	1997	FEE	9.8	103,027	100.0	ACADEMY SPORTS & OUTDOORS	2014	2024
OKLAHOMA CITY	1998	FEE	19.8	232,635	100.0	HOME DEPOT	2014	2044	GORDMANS	2013	2033	BEST BUY	2008	2023
SOUTH TULSA	1996	FEE	0.0	4,090	100.0
PENNSLYVANIA

BENSALEM (11)	2004	FEE	31.8	307,145	91.9	HOME DEPOT	2009	2034	BABIES R US	2006	2026	AMERICAN MULTI-CINEMA	2015	2035
BLUE BELL	1996	FEE	17.7	120,211	100.0	KOHL'S	2016	2036	HOME GOODS	2013	2033
CARLISLE (12)	2004	JOINT VENTURE	9.3	86,260	100.0	NELLS MARKET	2010	2020
CHAMBERSBURG (8)	2004	JOINT VENTURE	5.6	122,396	99.0	GIANT FOOD	2010	2040	CVS	2006	2020
CHIPPEWA	2000	FEE	22.4	215,206	100.0	KMART	2018	2068	HOME DEPOT	2018	2068
DUQUESNE	1993	FEE	8.8	69,733	100.0	PAT CATANS CRAFTS	2005		RED, WHITE & BLUE	2005
EAGLEVILLE	1973	FEE	15.2	165,385	100.0	KMART	2005	2019	GENUARDI'S	2011	2025
EAST NORRITON	1984	FEE	12.5	136,635	97.1	SHOPRITE	2017	2037	STAPLES	2008	2023	JO-ANN FABRICS	2007	2012
EAST STROUDSBURG	1973	FEE	15.3	168,506	100.0	KMART	2007	2022	WEIS MARKETS	2005	2010
EASTWICK	1997	FEE	3.4	36,511	100.0	MERCY HOSPITAL	2012	2022
EXTON	1990	FEE	6.1	60,685	100.0	ACME MARKETS	2015	2045
EXTON	1996	FEE	9.8	85,184	100.0	KOHL'S	2016	2036
FEASTERVILLE	1996	FEE	4.6	86,575	100.0	VALUE CITY	2011	2026
GETTYSBURG	1986	FEE	2.3	30,706	93.8	GIANT FOOD	2005	2010
GREENSBURG	2002	JOINT VENTURE	5.0	50,000	100.0	TJ MAXX	2010		MICHAELS	2010
HAMBURG	2001	FEE	1.5	15,400	100.0	LEHIGH VALLEY HEALTH	2016	2026
HARRISBURG	1972	FEE	17.0	175,917	100.0	GANDER MOUNTAIN	2013	2028	MEDIA PLAY	2011	2026	SUPERPETZ	2007	2022

Back to Contents

	YEAR	OWNERSHIP	LAND	LEASABLE	PERCENT	MAJOR LEASES
	DEVELOPED	INTEREST/	AREA	AREA	LEASED		LEASE	OPTION		LEASE	OPTION		LEASE	OPTION
LOCATION	OR	(EXPIRATION)(2)	(ACRES)	(SQ. FT.)	(1)	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION
	ACQUIRED

HARRISBURG	1972	FEE	11.7	121,672	76.0	CINEMA CENTER	2019	2033	BIG LOTS	2010	2020
HAVERTOWN	1996	FEE	9.0	80,938	100.0	KOHL'S	2016	2036
LANDSDALE	1996	GROUND LEASE (2037)	1.4	84,470	100.0	KOHL'S	2012
MIDDLETOWN	1973	FEE	21.9	140,481	64.4	SHARP SHOPPER	2010	2015	ELECTRONICS INSTITUTE	2005		CVS	2008
MIDDLETOWN	1986	FEE	4.7	38,953	83.0	US POST OFFICE	2016	2026
MONROEVILLE	2003	FEE	13.7	142,900	89.8	PETSMART	2019	2034	BED BATH & BEYOND	2020	2034	MICHAELS	2009	2029
MONTGOMERY (7)	2002	JOINT VENTURE	45.0	257,565	100.0	GIANT FOOD	2020	2050	BED BATH & BEYOND	2016	2030	COMPUSA	2014	2028
NEW KENSINGTON	1986	FEE	12.5	106,624	100.0	GIANT EAGLE	2016	2033
PHILADELPHIA	1983	JOINT VENTURE	8.1	216,263	97.7	JC PENNEY	2012	2037	TOYS "R" US	2007	2052
PHILADELPHIA	1995	JOINT VENTURE	22.6	277,123	93.6	SUPER FRESH	2022	2047	PETSMART	2006	2016	AMC THEATERS	2005
PHILADELPHIA	1996	FEE	6.3	82,345	100.0	KOHL'S	2016	2036
PHILADELPHIA	1996	GROUND LEASE (2035)	6.8	133,309	100.0	KMART	2010	2035
PIITSBURGH	2004	FEE	46.8	467,927	100.0
POTTSTOWN (8)	2003	FEE	0.3	161,727	97.4	GIANT FOOD	2014	2049	TRACTOR SUPPLY CO.	2012	2027	TJ MAXX	2009	2019
RICHBORO	1986	FEE	14.5	110,357	100.0	SUPER FRESH	2018	2058
SCOTT TOWNSHIP	2000	GROUND LEASE (2052)	6.9	69,288	100.0	WAL-MART	2015	2052
SHREWSBURY(12)	2003	JOINT VENTURE	21.2	94,706	100.0	GIANT FOOD	2023	2053
SPRINGFIELD	1983	FEE	19.7	218,907	97.3	VALUE CITY	2013	2043	STAPLES	2008	2023	JO-ANN FABRICS	2006	2016
UPPER ALLEN	1986	FEE	6.0	59,470	94.5	GIANT FOOD	2010	2030	CVS	2008
UPPER DARBY	1996	JOINT VENTURE	16.3	48,936	90.0	MERCY HOSPITAL	2012	2022	ALLEGHENY CHILD ACADEMY	2013	2022
WAYNESBORO (8)	2004	JOINT VENTURE	9.3	109,749	49.8	MARTIN'S	2010	2025
WEST MIFFLIN	1974	FEE	21.9	193,878	100.0	KENNYWOOD AMUSEMENT	2005		GIANT EAGLE	2014	2039	HAIRMASTERS	2009	2014
WEST MIFFLIN	1986	GROUND LEASE (2032)	8.3	84,279	100.0	BIG LOTS	2007	2032
WHITEHALL	1996	GROUND LEASE (2081)	6.0	84,524	100.0	KOHL'S	2016	2036
YORK	1986	FEE	8.0	61,979	81.8	SUPERPETZ	2009		ECKERD	2009	2014
YORK	1986	FEE	13.7	59,016	95.2	GIANT FOOD	2006	2026	CVS	2005	2020
YORK	1986	FEE	3.3	35,500	100.0	GIANT FOOD	2007	2017
RHODE ISLAND

CRANSTON	1998	FEE	11.0	129,907	96.5	BOB'S STORES	2008	2028	MARSHALLS	2011	2021
PROVIDENCE	2003	GROUND LEASE (2022)/JOINT VENTURE	13.0	71,735	96.8	STOP & SHOP	2022	2072
SOUTH CAROLINA

CHARLESTON	1978	FEE	17.6	170,630	91.8	STEIN MART	2006	2016	BY THE YARD	2011	2017	GCO CARPET	2012
CHARLESTON	1995	FEE	17.2	186,740	99.1	TJ MAXX	2009	2014	OFFICE DEPOT	2006	2016	MARSHALLS	2006	2011
CHARLESTON (8)	2003	JOINT VENTURE	15.7	136,276	87.4	ROSS STORES	2015	2035	BED BATH & BEYOND	2014	2034	COST PLUS	2014	2029
COLUMBIA(11)	2004	FEE	10.1	66,471	96.5	PUBLIX	2021	2051
FLORENCE	1997	FEE	21.0	113,922	97.2	HAMRICKS	2006	2011	STAPLES	2010	2035	ATHLETE'S FOOT	2007	2017
GREENVILLE	1997	FEE	20.4	148,532	88.4	RHODES FURNITURE	2010	2020	BABIES R US	2007	2022
GREENVILLE (11)	2004	FEE	31.8	295,928	98.1	INGLES MARKETS	2021		GOODY'S FAMILY CLOTHING	2010	2025	TJ MAXX	2010	2025
MT PLEASANT (8)	2004	JOINT VENTURE	11.7	116,868	95.7	WHOLE FOODS	2025	2055	STAPLES	2012
NORTH CHARLESTON	2000	FEE	27.3	267,698	92.4	SPORTS AUTHORITY	2013	2033	TJ MAXX	2008	2013	MARSHALLS	2008	2013
ORANGEBURG (9)	2002	JOINT VENTURE	10.7	106,557	83.1	BI-LO	2011	2031
TENNESSEE

CHATTANOOGA	2002	JOINT VENTURE	5.0	50,000	100.0	HOME GOODS	2010		MICHAELS	2017
CHATTANOOGA	1973	GROUND LEASE (2074)	7.6	50,588	86.4	SAVE A LOT	2009	2014
MADISON (7)	1999	JOINT VENTURE	21.1	189,299	96.9	SPORTS AUTHORITY	2013	2028	BEST BUY	2014	2029	GOODY'S FAMILY CLOTHING	2010	2020
MADISON	1978	GROUND LEASE (2039)	14.5	176,193	96.6	OLD TIME POTTERY	2013	2023
MADISON	2004	FEE	23.8	216,701	93.8	JO-ANN FABRICS	2009	2024	CIRCUIT CITY	2009	2039	TJ MAXX	2010	2020
MEMPHIS (7)	2001	JOINT VENTURE	3.9	40,000	100.0	BED BATH & BEYOND	2012	2027
MEMPHIS	2000	FEE	8.8	87,962	100.0	OLD TIME POTTERY	2010	2025
MEMPHIS	1991	FEE	14.7	167,243	89.0	TOYS "R" US	2017	2042	OFFICEMAX	2008	2028	MEMPHIS FEET	2015	2025
NASHVILLE (7)	1999	JOINT VENTURE	9.3	99,909	92.5	BEST BUY	2014	2029	OFFICEMAX	2015	2035
NASHVILLE	1998	FEE	10.2	109,012	98.5	MARSHALLS	2007		OFFICEMAX	2009	2019	OLD COUNTRY BUFFET	2006	2016
NASHVILLE	1986	FEE	16.9	172,135	97.5	STEIN MART	2008	2013	ASHLEY FURNITURE	2012	2022	BED BATH & BEYOND	2013	2028
TEXAS

AMARILLO (7)	1997	JOINT VENTURE	9.3	343,989	98.9	HOME DEPOT	2019	2069	KOHL'S	2025	2055	CIRCUIT CITY	2010	2035
AMARILLO (7)	2003	JOINT VENTURE	10.6	142,747	97.2	ROSS STORES	2012	2037	BED BATH & BEYOND	2012	2032	JO-ANN FABRICS	2012	2032
ARLINGTON	1997	FEE	8.0	96,127	100.0	HOBBY LOBBY	2008	2018
AUSTIN (7)	1998	JOINT VENTURE	18.2	191,760	91.8	CIRCUIT CITY	2017	2037	BABIES R US	2012	2027	WORLD MARKET	2011	2026
AUSTIN	1998	FEE	15.4	157,852	94.3	HEB GROCERY	2006	2026	DANCE SPACE	2006	2011
AUSTIN	2003	JOINT VENTURE	10.8	108,028	100.0	FRY'S ELECTRONICS	2018	2048
BAYTOWN	1996	FEE	8.7	86,240	100.0	HOBBY LOBBY	2008	2018	ROSS STORES	2012	2032
BEAUMONT (4)	2002	JOINT VENTURE	11.4	86,000	100.0	ROSS STORES	2015	2035	BED BATH & BEYOND	2013	2033	SHOE CARNIVAL	2013	2023
BURLESON (4)	2000	JOINT VENTURE	54.6	50,000	100.0	OLD NAVY	2010	2025	ULTA	2015	2025
BURLESON (4)	2003	JOINT VENTURE	17.2	38,000	100.0	OFFICE DEPOT	2020	2040
DALLAS	2002	JOINT VENTURE	5.0	50,000	60.0	CONN'S	2013
DALLAS (8)	2002	JOINT VENTURE	9.6	125,195	93.6	TOM THUMB	2017	2032
DALLAS (5)	1969	JOINT VENTURE	75.0	-	-
DALLAS (7)	1998	JOINT VENTURE	6.8	83,867	100.0	ROSS STORES	2007	2017	OFFICEMAX	2009	2024	BIG LOTS	2012	2032
EAST PLANO	1996	FEE	9.0	100,598	100.0	HOME DEPOT EXPO	2024	2054
FORT WORTH (4)	2003	JOINT VENTURE	45.5	-	-
GARLAND (7)	1998	JOINT VENTURE	6.3	62,000	94.4	OFFICE DEPOT	2006	2021	99 CENTS ONLY STORE	2009	2024
GARLAND	1996	FEE	8.8	103,600	-
HARRIS COUNTY	2004	FEE	11.4	144,066	100.0	BEST BUY	2015	2035	LINENS N THINGS	2015	2030	BARNES & NOBLE	2014	2029
HOUSTON (4)	2001	JOINT VENTURE	23.8	92,000	100.0	ROSS STORES	2013	2033	PETCO	2014	2034
HOUSTON	1998	FEE	40.0	434,997	90.1	OSHMAN SPORTING	2009	2024	HOBBY LOBBY	2012	2022	BED BATH & BEYOND	2009	2019
HOUSTON	1997	FEE	8.0	113,831	89.1	HEB PANTRY STORE	2007	2027	PALAIS ROYAL	2007	2022
HOUSTON	1999	FEE	5.6	84,188	75.5	OFFICE DEPOT	2007	2022	METROPOLITAN FURNITURE	2013	2023
HOUSTON (8)	2003	JOINT VENTURE	17.1	185,332	91.2	ROSS STORES	2013	2033	OFFICE DEPOT	2012	2032	OLD NAVY	2007	2022
HOUSTON (4)	2003	JOINT VENTURE	30.0	89,000	100.0	TJ MAXX	2015	2035	ROSS STORES	2016	2036
HOUSTON (7)	2002	VENTURE	54.0	585,901	96.2	LOEWS THEATRES	2017	2047	HOBBY LOBBY	2016	2026	OSHMAN SPORTING	2017	2037
HOUSTON	1996	FEE	8.2	96,500	100.0	BURLINGTON COAT FACTORY	2019	2034
LAKE WORTH (4)	2003	JOINT VENTURE	34.1	85,000	100.0	HOBBY LOBBY	2020	2030	ROSS STORES	2016	2041
LAREDO (8)	2004	JOINT VENTURE	23.6	236,124	99.4	TOYS "R" US	2018	2068	CINEMARK	2013	2033	ROSS STORES	2009	2024
LEWISVILLE	1998	FEE	11.2	74,837	100.0	BALLY TOTAL FITNESS	2007	2022	TALBOTS OUTLET	2007	2017
LEWISVILLE	1998	FEE	7.6	123,560	82.4	BABIES R US	2009	2027	BED BATH & BEYOND	2018	2033
LEWISVILLE	1998	FEE	9.4	93,668	66.9	DSW SHOE WAREHOUSE	2008	2028	PETLAND	2009	2019
LUBBOCK	1998	FEE	9.6	108,326	100.0	PETSMART	2015	2040	OFFICEMAX	2009	2029	BARNES & NOBLE	2010	2025
MESQUITE	1974	FEE	9.0	79,550	100.0	KROGER	2012	2037

Back to Contents

							MAJOR LEASES
		YEAR	OWNERSHIP	LAND	LEASABLE	PERCENT
		DEVELOPED	INTEREST/	AREA	AREA	LEASED		LEASE	OPTION		LEASE	OPTION		LEASE	OPTION
	LOCATION	OR	(EXPIRATION)(2)	(ACRES)	(SQ. FT.)	(1)	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION
		ACQUIRED

	MESQUITE	1998	FEE	15.0	209,766	89.2	BEST BUY	2009	2024	ASHLEY FURNITURE	2007	2017	PETSMART	2007	2027
	N. BRAUNFELS	2003	JOINT VENTURE	8.6	86,479	100.0	KOHL'S	2014	2064
	NORTH RICHLAND HILLS	1997	FEE	9.2	92,475	100.0	HOME DEPOT	2010	2050
	PASADENA (7)	1999	JOINT VENTURE	15.1	169,190	100.0	PETSMART	2015	2030	OFFICEMAX	2014	2029	MICHAELS	2009	2024
	PASADENA (7)	2001	JOINT VENTURE	24.6	241,157	96.8	BEST BUY	2012	2027	ROSS STORES	2012	2032	MARSHALLS	2012	2027
	RICHARDSON (7)	1998	JOINT VENTURE	11.7	115,579	79.5	OFFICEMAX	2011	2026	BALLY TOTAL FITNESS	2009	2019	FOX AND HOUND ENGLISH PUB	2012	2022
	SAN ANTONIO (4)	1999	FEE	22.5	141,000	100.0	HOBBY LOBBY	2018	2033	BEALLS	2014	2024
	TEMPLE	2004	FEE	26.8	274,786	88.5	HOBBY LOBBY	2021	2036	ROSS STORES	2012	2037	GOODY'S FAMILY CLOTHING	2011	2021
	WOODLANDS (4)	2002	JOINT VENTURE	34.0	302,000	100.0	HEB GROCERY	2024	2044	BORDERS BOOKS	2024	2044	TOMMY BAHAMA'S	2015	2030
	UTAH

	OGDEN	1967	FEE	11.4	142,628	100.0	COSTCO	2033	2073
	VIRGINIA

	ARLINGTON (11)	2004	FEE	16.8	337,429	100.0	COSTCO	2009	2039	MARSHALL'S	2010	2025	BEST BUY CO., INC.	2009	2024
	BURKE (10)	2004	GROUND LEASE (2076)/JOINT VENTURE	12.5	124,976	100.0	SAFEWAY	2020	2050	CVS	2021	2041
	COLONIAL HEIGHTS	1996	FEE	6.1	60,909	100.0	BLOOM BROTHERS FURNITURE	2008		BOOKS -A-` MILLION	2008	2015
	FAIRFAX (7)	1998	JOINT VENTURE	37.0	323,262	100.0	HOME DEPOT	2013	2033	COSTCO	2011	2046	SPORTS AUTHORITY	2008	2013
	FREDERICKSBURG(8)	2004	JOINT VENTURE	11.2	141,857	100.0	KMART	2007	2032
	HARRISONBURG	1993	FEE	5.3	-	-
	HARRISONBURG (9)	2002	JOINT VENTURE	14.0	139,956	50.5	FARMER JACK	2007	2037	CVS	2007	2017
	HARRISONBURG (8)	2004	JOINT VENTURE	12.3	150,404	92.0	KOHL'S	2024	2064	TOYS "R" US	2010	2040
	MANASSAS	1997	FEE	13.5	117,525	96.9	SUPER FRESH	2006	2026	JO-ANN FABRICS	2006	2011
	MANASSAS	2003	FEE	8.9	107,761	89.4	BURLINGTON COAT FACTORY	2009	2030
	PETERSBURG (9)	2002	JOINT VENTURE	5.0	50,280	89.1	FOOD LION	2011	2031
	RICHMOND	2002	FEE	8.5	84,683	100.0	BLOOM BROTHERS FURNITURE	2013	2023
	RICHMOND	1995	FEE	11.5	128,612	100.0	BURLINGTON COAT FACTORY	2006	2035
	ROANOKE (9)	2002	JOINT VENTURE	30.2	302,130	73.9	MICHAELS	2009	2019	MARSHALLS	2013	2033	OFFICEMAX	2007	2012
	ROANOKE	2004	FEE	7.7	81,789	100.0	DICKS SPORTING GOODS	2019	2034	CIRCUIT CITY	2020	2040
	STERLING (8)	1995	JOINT VENTURE	38.1	361,375	98.1	TOYS "R" US	2012	2037	MICHAELS	2011	2026	CIRCUIT CITY	2017	2037
	STERLING (11)	2004	FEE	103.3	737,503	100.0	WAL-MART	2021	2091	LOWE'S	2021	2061	SAM'S	2021
	WOODBRIDGE	1973	LEASE GROUND(2072)/JOINT VENTURE	19.6	189,563	79.5	CAMPOS FURNITURE	2009		SALVATION ARMY	2009	2014	BOOT HILL	2011
	WOODBRIDGE (7)	1998	JOINT VENTURE	54.0	494,283	98.9	LOWE'S HOME CENTER	2012	2032	SHOPPERS FOOD	2009	2044	PETSMART	2009	2014
	WOODBRIDGE (8)	2004	JOINT VENTURE	27.6	268,974	87.4	LOWE'S HOME CENTER	2023	2053	ERNIE SULLINS	2005
	VERMONT

	MANCHESTER	2004		9.5	54,504	98.1	PRICE CHOPPERS	2011
	WASHINGTON

	BELLEVUE	1977	JOINT VENTURE	52.4	508,909	93.8	TARGET	2007	2037	MERVYN'S	2012	2037	GOTTSCHALKS	2012
	BELLINGHAM (7)	1998	JOINT VENTURE	20.0	188,885	99.2	BON HOME STORE	2012	2022	BEST BUY	2017	2032	BED BATH & BEYOND	2012	2027
	FEDERAL WAY (7)	2000	JOINT VENTURE	17.0	200,126	98.0	ASSOCIATED GROCERY	2015	2045	JO-ANN FABRICS	2010	2030	BARNES & NOBLE	2011	2026
	LONGVIEW (4)	2003	JOINT VENTURE	50.6	203,000	100.0	ACE HARDWARE	2014	2029	TRIANGLE DEVELOPMENT	2005		ROSS STORES	2015	2035
	SPOKANE (8)	2002	JOINT VENTURE	13.0	129,785	97.2	BED BATH & BEYOND	2011	2026	ROSS STORES	2009	2019	RITE AID	2009	2039
	TUKWILA (7)	2003	JOINT VENTURE	45.9	459,071	100.0	THE BON MARCHE'	2009	2019	BEST BUY	2016	2031	GART SPORTS	2014	2029
	VANCOUVER (4)	2003	JOINT VENTURE	32.5	66,000	100.0	OFFICE DEPOT	2015	2035	PETCO	2015	2025	PARTY CITY	2016	2026
	WEST VIRGINIA

	CHARLES TOWN	1985	FEE	22.0	209,086	97.6	WAL-MART	2017	2047	STAPLES	2005
	HUNTINGTON	1993	FEE	19.5	2,400	100.0
	MARTINSBURG	1986	FEE	6.0	43,212	73.1	GIANT FOOD	2010	2030
	SOUTH CHARLESTON	1999	FEE	14.8	188,589	98.6	KROGER	2008	2038	TJ MAXX	2006	2021	KRISPY KREME	2006	2026
	WISCONSIN

	RACINE	1988	FEE	14.2	157,150	96.6	HOBO	2009	2014	PIGGLY WIGGLY	2015	2030	BIG LOTS	2010	2015

	CANADA

	ALBERTA

	SHOPPES @ SHAWNESSEY	2002	JOINT VENTURE	16.3	163,000	100.0	ZELLERS	2011	2096
	SHAWNESSY CENTRE	2002	JOINT VENTURE	30.6	306,060	100.0	FUTURE SHOP (BEST BUY)	2009	2024	LINEN N THINGS	2015	2025	BUSINESS DEPOT (STAPLES)	2013	2023
	BRENTWOOD	2002	JOINT VENTURE	31.2	312,331	100.0	CANADA SAFEWAY	2007	2032	SEARS WHOLE HOME	2010	2020	LINEN N THINGS	2016	2031
	SOUTH EDMONTON COMMO	2002	JOINT VENTURE	41.5	414,647	99.5	HOME OUTFITTERS	2016	2031	LONDON DRUGS	2020	2057	MICHAELS	2011	2026
	GRANDE PRAIRIE III	2002	JOINT VENTURE	6.3	63,413	100.0	MICHAELS	2011	2031	WINNERS (T J MAXX)	2011	2026	JYSK LINEN	2012	2022
	BRITISH COLUMBIA				-

	TILLICUM	2002	JOINT VENTURE	45.7	457,157	99.1	ZELLERS	2013	2098	SAFEWAY	2023	2053	WINNERS (TJ MAXX)	2008	2023
	PRINCE GEORGE	2001	JOINT VENTURE	37.3	372,725	94.0	OVERWAITEE	2018	2028	THE BAY	2013	2083	LONDON DRUGS	2017	2027
	STRAWBERRY HILL	2002	JOINT VENTURE	33.3	332,817	97.8	HOME DEPOT	2016	2036	CINEPLEX ODEON	2014	2024	WINNERS (TJ MAXX)	2009	2024
	MISSION	2001	JOINT VENTURE	25.7	256,592	99.8	OVERWAITEE	2018	2028	FAMOUS PLAYERS	2010	2030	LONDON DRUGS	2019	2046
	ABBOTSFORD	2002	JOINT VENTURE	19.9	198,768	100.0	ZELLERS	2017	2052	PETSMART	2013	2033	WINNERS (TJ MAXX)	2008	2023
	CLEARBROOK	2001	JOINT VENTURE	18.8	188,252	93.7	SAFEWAY	2007	2037	STAPLES	2012	2022	LANDMARK CINEMAS	2011	2021
	SURREY	2001	JOINT VENTURE	17.1	170,545	97.3	CANADA SAFEWAY	2011	2061	LONDON DRUGS	2011	2021
	LANGLEY POWER CENTER	2003	JOINT VENTURE	22.8	228,314	100.0	WINNERS (TJ MAXX)	2012	2027	MICHAELS	2011	2021	FUTURE SHOP (BEST BUY)	2012	2022
	LANGLEY GATE	2002	JOINT VENTURE	15.2	151,802	100.0	SEARS	2008	2018	PETSMART	2008	2038	WINNERS (TJ MAXX)	2007	2017
	ONTARIO

	THICKSON RIDGE	2002	JOINT VENTURE	36.3	363,039	100.0	WINNERS (TJ MAXX)	2013	2023	FUTURE SHOP (BEST BUY)	2006	2016	SEARS WHOLE HOME	2012	2022
	SHOPPERS WORLD ALBION	2002	JOINT VENTURE	34.9	349,399	100.0	CANADIAN TIRE	2014	2029	FORTINO'S	2010	2030
	SHOPPERS WORLD DANFOR	2002	JOINT VENTURE	32.9	328,820	99.8	ZELLERS	2009	2029	DOMINION	2018	2028	BUSINESS DEPOT (STAPLES)	2015	2030
	LINCOLN FIELDS	2002	JOINT VENTURE	29.0	289,540	97.1	WAL MART	2010	2025	LOEB (GROUND)	2009	2019	CAA OTTAWA	2007	2015
	404 TOWN CENTRE	2002	JOINT VENTURE	24.9	249,272	100.0	ZELLERS	2009	2024	A & P	2007	2027	NATIONAL GYM CLOTHING	2014	2019
	SUDBURY	2002	JOINT VENTURE	23.4	234,299	100.0	FAMOUS PLAYERS	2019	2039	BUSINESS DEPOT (STAPLES)	2014	2029	CHAPTERS	2010	2030
	CLARKSON CROSSING	2004	JOINT VENTURE	20.2	201,546	100.0	CANADIAN TIRE	2023	2043	A & P	2023	2048
	GREEN LANE CENTRE	2003	JOINT VENTURE	16.1	160,952	100.0	LINEN N THINGS	2014	2029	MICHAELS	2013	2033	PETSMART	2014	2039
	KENDALWOOD	2002	JOINT VENTURE	15.4	154,445	98.4	PRICE CHOPPER	2013	2038	VALUE VILLAGE	2008	2028	SHOPPERS DRUG MART	2011	2021
	LEASIDE	2002	JOINT VENTURE	13.3	133,035	100.0	CANADIAN TIRE	2006	2036	FUTURE SHOP (BEST BUY)	2006	2021	PETSMART	2012	2037
	BOULEVARD CENTRE I	2002	JOINT VENTURE	9.1	91,462	100.0	WINNERS (TJ MAXX)	2008	2023
	BOULEVARD CENTRE II	2002	JOINT VENTURE	12.6	125,984	100.0	ZELLERS	2017	2042	LOEB	2008
	BOULEVARD CENTRE III	2004	JOINT VENTURE	1.2	12,058	100.0
	RIOCAN GRAND PARK	2003	JOINT VENTURE	11.9	118,637	100.0	SHOPPERS DRUG MART	2018	2038
	WALKER PLACE	2002	JOINT VENTURE	7.0	69,857	100.0	COMMISSO'S	2012	2032
	SUDBURY(4)	2004	JOINT VENTURE	14.1	-	-
	DUFFERIN (4)	2002	JOINT VENTURE	15.1	-	-
	BRAMPTON (4)	2003	JOINT VENTURE	11.1	-	-
PRINCE	EDWARD ISLAND

	CHARLOTTETOWN	2002	JOINT VENTURE	39.0	389,954	97.4	ZELLERS	2019	2069	WINNERS (TJ MAXX)	2009	2019	WEST ROYALTY FITNESS	2010	2015

Back to Contents

	YEAR						MAJOR LEASES
	DEVELOPED	OWNERSHIP	LAND	LEASABLE		PERCENT
	OR	INTEREST/	AREA	AREA		LEASED		LEASE	OPTION		LEASE	OPTION		LEASE	OPTION
LOCATION	ACQUIRED	(EXPIRATION)(2)	(ACRES)	(SQ. FT.)		(1)	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION

QUEBEC

GREENFIELD PARK	2002	JOINT VENTURE	37.0	369,664		98.6	WINNERS (TJ MAXX)	2005	2020	BUREAU EN GROS (STAPLES)	2007	2022	GUZZO CINEMA	2019	2039
JACQUES CARTIER	2002	JOINT VENTURE	21.3	212,913		97.2	GUZZO CINEMA	2010	2040	VALUE VILLAGE	2008	2028	IGA	2007	2022
CHATEAUGUAY	2002	JOINT VENTURE	21.2	211,695		96.1	SUPER C	2008	2028	HART	2015	2025

MEXICO

SALTILLO PLAZA	2002	FEE	17.4	174,467		98.9	HEB
NUEVO LEON	2002	FEE	26.2	261,927		89.9	HEB
JUAREZ	2003	FEE	23.6	235,633		77.7	SORIANA

TOTAL 672 PROPERTY INTERESTS			11,238	98,222,399

ACQUISITIONS SUBSEQUENT TO DECEMBER 31, 2004 THROUGH FEBRUARY 4, 2005

FLORIDA

CLEARWATER	2005	FEE	20.7	207,071		99.4	HOME DEPOT	2023	2068	JO-ANN FABRICS	2014	2034

NORTH CAROLINA

KNIGHTDALE (4)	2005	FEE	9.5

DISPOSITIONS SUBSEQUENT TO DECEMBER 31, 2004 THROUGH FEBRUARY 4, 2005

ARIZONA

MARICOPA (4)	2003	FEE	11.7	93,000		100.0	BASHAS	2024	2044

FLORIDA

MELBOURNE	1994	FEE	13.8	131,851		83.0	TEGGE FURNISHINGS	2005	2007	GOODWILL INDUSTRIES	2007	2010	SAVE-A-LOT	2013	2023

NORTH CAROLINA

CARY (9)	2002	JOINT VENTURE	18.2	182,266		91.1	WELLSPRING	2013	2028	BEYOND FITNESS	2011	2025	GREGORY'S	2008
RETAIL STORE LEASES (13)	1995/ 1997	LEASEHOLD	–	2,994,165		93.5

GRAND TOTAL 703 PROPERTY INTERESTS (15)			11,224	101,016,518	(14)

(1)	PERCENT LEASED INFORMATION AS OF DECEMBER 31, 2004 OR DATE OF ACQUISITION IF ACQUIRED SUBSEQUENT TO DECEMBER 31, 2004.
(2)	THE TERM "JOINT VENTURE" INDICATES THAT THE COMPANY OWNS THE PROPERTY IN CONJUNCTION WITH ONE OR MORE JOINT VENTURE PARTNERS. THE DATE INDICATED IS THE EXPIRATION DATE OF ANY GROUND LEASE AFTER GIVING AFFECT TO ALL RENEWAL PERIODS.
(3)	DENOTES REDEVELOPMENT PROJECT.
(4)	DENOTES GROUND-UP DEVELOPMENT PROJECT. THE SQUARE FOOTAGE SHOWN REPRESENTS THE COMPLETED LEASEABLE AREA.
(5)	DENOTES UNDEVELOPED LAND.
(6)	INTENTIONALLY OMITTED.
(7)	DENOTES PROPERTY INTEREST IN KIMCO INCOME REIT ("KIR").
(8)	DENOTES PROPERTY INTEREST IN KIMCO RETAIL OPPORTUNITY PORTFOLIO ("KROP").
(9)	DENOTES PROPERTY INTEREST IN KIMSOUTH REALTY, INC.
(10)	DENOTES PROPERTY INTEREST IN KIMCO INCOME FUND I.
(11)	DENOTES PROPERTY INTEREST IN PL REALTY LLC.
(12)	DENOTES PROPERTY INTEREST IN OTHER INSTITUTIONAL PROGRAMS
(13)	THE COMPANY HOLDS INTERESTS IN VARIOUS RETAIL STORE LEASES RELATED TO THE ANCHOR STORE PREMISES IN NEIGHBORHOOD AND COMMUNITY SHOPPING CENTERS.
(14)	DOES NOT INCLUDE 7.8 MILLION SQUARE FEET RELATED TO THE PREFERRED EQUITY PROGRAM AND 4.5 MILLION SQUARE FEET OF PROJECTED LEASEABLE AREA RELATED TO THE GROUND-UP DEVELOPMENT PROJECTS.
(15)	DOES NOT INCLUDE PREFERRED EQUITY INVESTMENTS.

Back to Contents

Executive Officers of the Registrant

     The following table sets forth information with respect to the executive officers of the Company as of January 31, 2005.

Name	Age	Position	Since

Milton Cooper	76	Chairman of the Board of	1991
		Directors and Chief
		Executive Officer

Michael J. Flynn	69	Vice Chairman of the	1996
		Board of Directors and
		President and Chief	1997
		Operating Officer

David B. Henry	56	Vice Chairman of the	2001
		Board of Directors and
		Chief Investment Officer

Thomas A. Caputo	58	Executive Vice President	2000

Glenn G. Cohen	41	Vice President -	2000
		Treasurer	1997

Raymond Edwards	42	Vice President –	2001
		Retail Property Solutions

Jerald Friedman	60	President, KDI and	2000
		Executive Vice President	1998

Bruce M. Kauderer	58	Vice President – Legal	1995
		General Counsel and	1997
		Secretary

Michael V. Pappagallo	46	Vice President -	1997
		Chief Financial Officer

     David B. Henry has been Chief Investment Officer since April 2001 and Vice Chairman of the Board of Directors since May 2001. Mr. Henry served as the Chief Investment Officer and Senior Vice President of General Electric’s GE Capital Real Estate business and Chairman of GE Capital Investment Advisors for more than five years prior to joining the Company.

     Thomas A. Caputo has been Executive Vice President of the Company since December 2000. Mr. Caputo was a principal with H & R Retail from January 2000 to December 2000. Mr. Caputo was a principal with the RREEF Funds, a pension advisor, for more than five years prior to January 2000.

     Raymond Edwards has been Vice President – Retail Property Solutions since July 2001. Prior to joining the Company in July 2001, Mr. Edwards was Senior Vice President, Managing Director of SBC Group from 1998 to July 2001. SBC Group is a privately held company that acquires and invests in assets of retail companies. Previously, Mr. Edwards worked for 13 years at Keen Realty Consultants Inc. responsible for the marketing and disposition of real estate for retail operators including Caldor, Bonwit Teller, Alexander’s and others.

     The executive officers of the Company serve in their respective capacities for approximate one-year terms and are subject to re-election by the Board of Directors, generally at the time of the Annual Meeting of the Board of Directors following the Annual Meeting of Stockholders.

Back to Contents

PART II

Item 5.	Market for the Registrant's Common Equity and Related Shareholder
Matters

Market Information

      The following table sets forth the common stock offerings completed by the Company during the three-year period ended December 31, 2004. The Company’s common stock was sold for cash at the following offering prices per share:

Offering Date	Offering Price

June 2003	$36.72
September 2003	$40.83

The table below sets forth, for the quarterly periods indicated, the high and low sales prices per share reported on the NYSE Composite Tape and declared dividends per share for the Company’s common stock. The Company’s common stock is traded under the trading symbol "KIM".

	Stock Price

Period	High	Low	Dividends

2004:
First Quarter	$51.32	$43.75	$0.57
Second Quarter	$51.19	$39.53	$0.57
Third Quarter	$51.80	$44.83	$0.57
Fourth Quarter	$59.28	$50.53	$0.61	(a)

2003:
First Quarter	$36.00	$30.25	$0.54
Second Quarter	$39.45	$34.47	$0.54
Third Quarter	$43.35	$37.21	$0.54
Fourth Quarter	$45.86	$40.26	$0.57

(a)	Paid on January 18, 2005 to stockholders of record on January 3, 2005.

Holders

      The number of holders of record of the Company's common stock, par value $0.01 per share, was 2,219 as of January 31, 2005.

Dividends

      Since the IPO, the Company has paid regular quarterly dividends to its stockholders. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will be at the discretion of the Board of Directors and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant. The Company is required by the Internal Revenue Code of 1986, as amended, to distribute at least 90% of its REIT taxable income. The actual cash flow available to pay dividends will be affected by a number of factors, including the revenues received from rental properties, the operating expenses of the Company, the interest expense on its borrowings, the ability of lessees to meet their obligations to the Company and any unanticipated capital expenditures.

The Company has determined that the $2.28 dividend per common share paid during 2004 represented 85% ordinary income and a 15% return of capital to its stockholders and the $2.16 dividend per common share paid during 2003 represented 74% ordinary income, 14% capital gain and 12% return of capital to its stockholders.

      In addition to its common stock offerings, the Company has capitalized the growth in its business through the issuance of unsecured fixed and floating-rate medium-term notes, underwritten bonds, mortgage debt and construction loans, convertible preferred stock and perpetual preferred stock. Borrowings under the Company's revolving credit facilities have also been an interim source of funds to both finance the purchase of properties and other investments and meet any short-term working capital requirements. The various instruments governing the Company's issuance of its unsecured public debt, bank debt, mortgage debt and preferred stock impose certain restrictions on the Company with regard to dividends, voting, liquidation and other preferential rights available to the holders of such instruments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 12 and 17 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.

Back to Contents

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

      The Company maintains a dividend reinvestment and direct stock purchase plan (the "Plan") pursuant to which common and preferred stockholders and other interested investors may elect to automatically reinvest their dividends to purchase shares of the Company’s common stock or, through optional cash payments, purchase shares of the Company’s common stock. The Company may, from time to time, either (i) purchase shares of its common stock in the open market, or (ii) issue new shares of its common stock for the purpose of fulfilling its obligations under the Plan.

Item 6.	Selected Financial Data

      The following table sets forth selected, historical consolidated financial data for the Company and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this annual report on Form 10-K.

      The Company believes that the book value of its real estate assets, which reflects the historical costs of such real estate assets less accumulated depreciation, is not indicative of the current market value of its properties. Historical operating results are not necessarily indicative of future operating performance.

Back to Contents

	Year ended December 31, (2)

	2004	2003	2002	2001	2000

	(in thousands, except per share information)

Operating Data:
Revenues from rental property (1)	$516,967	$473,047	$425,710	$422,979	$415,201
Interest expense (3)	$107,726	$102,597	$85,323	$87,005	$90,903
Depreciation and amortization (3)	$101,773	$84,699	$69,514	$67,145	$64,975
Gain on sale of development properties	$16,835	$17,495	$15,880	$13,418	$—
Gain on sale of operating properties (3)	$—	$3,177	$—	$3,040	$3,962
Provision for income taxes	$8,320	$8,514	$12,904	$19,376	$—
Income from continuing operations	$281,637	$245,924	$241,514	$214,383	$183,348
Income per common share from continuing operations:
Basic	$2.42	$2.09	$2.14	$1.97	$1.69
Diluted	$2.38	$2.05	$2.12	$1.94	$1.68
Weighted average number of shares of common stock:
Basic	111,430	107,092	104,458	96,317	92,688
Diluted	113,572	108,770	105,461	101,163	93,653
Cash dividends declared per common share	$2.32	$2.19	$2.10	$1.96	$1.81

	December 31,
	2004	2003	2002	2001	2000

Balance Sheet Data:
Real estate, before accumulated depreciation	$4,092,222	$4,174,664	$3,398,971	$3,201,364	$3,114,503
Total assets	$4,749,597	$4,641,092	$3,758,350	$3,387,342	$3,175,294
Total debt	$2,118,622	$2,154,948	$1,576,982	$1,328,079	$1,325,663
Total stockholders' equity	$2,236,400	$2,135,846	$1,908,800	$1,892,647	$1,708,285

Cash flow provided by operations	$365,176	$308,632	$278,931	$287,444	$250,546
Cash flow used for investing activities	$(303,378)	$(642,365)	$(396,655)	$(157,193)	$(191,626)
Cash flow (used for) provided by financing activities	$(71,866)	$346,059	$59,839	$(55,501)	$(67,899)

(1)	Does not include (i) revenues from rental property relating to unconsolidated joint ventures, (ii) revenues relating to the investment in retail stores leases and (iii) revenues from properties included in discontinued operations.
(2)	All years have been adjusted to reflect the impact of operating properties sold during the years ended December 31, 2004, 2003 and 2002 and properties classified as held for sale as of December 31, 2004, which are reflected in discontinued operations in the Consolidated Statements of Income.
(3)	Does not include amounts reflected in discontinued operations.

Back to Contents

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers. As of February 4, 2005, the Company’s portfolio was comprised of 773 property interests, including 696 operating properties primarily consisting of neighborhood and community shopping centers, 32 retail store leases, 35 ground-up development projects and ten undeveloped parcels of land, totaling approximately 113.4 million square feet of leasable space located in 42 states, Canada and Mexico.

The Company is self-administered and self-managed through present management, which has owned and managed neighborhood and community shopping centers for over 45 years. The executive officers are engaged in the day-to-day management and operation of real estate exclusively with the Company, with nearly all operating functions, including leasing, asset management, maintenance, construction, legal, finance and accounting, administered by the Company.

In connection with the Tax Relief Extension Act of 1999 (the "RMA"), which became effective January 1, 2001, the Company is now permitted to participate in activities which it was precluded from previously in order to maintain its qualification as a Real Estate Investment Trust ("REIT"), so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries, is engaged in various retail real estate related opportunities including (i) merchant building, through its Kimco Developers, Inc. ("KDI") subsidiary, which is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) retail real estate advisory and disposition services, which primarily focuses on leasing and disposition strategies of retail real estate controlled by both healthy and distressed and/or bankrupt retailers and (iii) acting as an agent or principal in connection with tax deferred exchange transactions. The Company will consider other investments through taxable REIT subsidiaries should suitable opportunities arise.

In addition, the Company continues to capitalize on its established expertise in retail real estate by establishing other ventures in which the Company owns a smaller equity interest and provides management, leasing and operational support for those properties. The Company also provides preferred equity capital for real estate entrepreneurs and provides real estate capital and advisory services to both healthy and distressed retailers. The Company also makes selective investments in secondary market opportunities where a security or other investment is, in management’s judgment, priced below the value of the underlying real estate.

The Company’s strategy is to maintain a strong balance sheet while investing opportunistically and selectively. The Company intends to continue to execute its plan of delivering solid growth in earnings and dividends. As a result of the improved 2004 performance, the Board of Directors increased the quarterly dividend to $0.61 from $0.57, effective for the first quarter of 2005.

Critical Accounting Policies

The Consolidated Financial Statements of the Company include the accounts of the Company, its wholly-owned subsidiaries and all entities in which the Company has a controlling voting interest or has been determined to be a primary beneficiary of a variable interest entity in accordance with the provisions and guidance of Interpretation No. 46 (R), Consolidation of Variable Interest Entities. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates are based on, but not limited to, historical results, industry standards and current economic conditions, giving due consideration to materiality. The most significant assumptions and estimates relate to revenue recognition and the recoverability of trade accounts receivable, depreciable lives and valuation of real estate. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

Back to Contents

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

The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income is directly affected by management’s estimate of the collectability of accounts receivable.

Real Estate

The Company’s investments in real estate properties are stated at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and replacements, which improve and extend the life of the asset, are capitalized.

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

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets, as follows:

Buildings	15 to 50 years
Fixtures, building and leasehold improvements (including certain identified intangible assets)	Terms of leases or useful lives, whichever is shorter

The Company is required to make subjective assessments as to the useful lives of its properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Company’s net income.

Real estate under development on the Company’s Consolidated Balance Sheets represents ground-up development inventory of neighborhood and community shopping center projects which are subsequently sold upon completion. These assets are carried at cost and no depreciation is recorded. The cost of land and buildings under development includes specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs of personnel directly involved and other costs incurred during the period of development. The Company ceases cost capitalization when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity. If, in management’s opinion, the estimated net sales price of these assets is less than the net carrying value, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property. A gain on the sale of these assets is generally recognized using the full accrual method in accordance with the provisions of SFAS No. 66, Accounting for Real Estate Sales.

Back to Contents

Long Lived Assets

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. A property value is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and without interest charges) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends, and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the carrying value of the property would be adjusted to an amount to reflect the estimated fair value of the property.

When a real estate asset is identified by management as held for sale, the Company ceases depreciation of the asset and estimates the sales price of such asset net of selling costs. If, in management’s opinion, the net sales price of the asset is less than the net book value of such asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property.

The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties, investments in joint ventures and other investments. The Company’s reported net income is directly affected by management’s estimate of impairments and/or valuation allowances.

Results of Operations

Comparison 2004 to 2003

Revenues from rental property increased $43.9 million or 9.3% to $517.0 million for the year ended December 31, 2004, as compared with $473.1 million for the year ended December 31, 2003. This net increase resulted primarily from the combined effect of (i) acquisitions during 2004 and 2003 providing incremental revenues of $40.4 million for the year ended December 31, 2004, and (ii) an overall increase in shopping center portfolio occupancy to 93.6% at December 31, 2004, as compared to 90.7% at December 31, 2003 and the completion of certain redevelopment projects and tenant buyouts providing incremental revenues of approximately $16.6 million for the year ended December 31, 2004, as compared to the corresponding periods last year, offset by (iii) a decrease in revenues of approximately $13.1 million for the year ended December 31, 2004, as compared to the corresponding period last year, resulting from the sale of certain properties and the transfer of operating properties to various unconsolidated joint venture entities during 2004 and 2003.

Rental property expenses, including depreciation and amortization, increased approximately $27.1 million or 13.0% to $235.0 million for the year ended December 31, 2004, as compared with $207.9 million for the preceding year. These increases are primarily due to operating property acquisitions during 2004 and 2003, which were partially offset by property dispositions and operating properties transferred to various unconsolidated joint venture entities.

Income from other real estate investments increased $7.3 million to $30.1 million for the year ended December 31, 2004, as compared to $22.8 million for the preceding year. This increase is primarily due to increased investment in the Company’s Preferred Equity program, which contributed income of $11.4 million during 2004, as compared to $4.6 million in 2003.

Mortgage and other financing income decreased $3.8 million to $15.0 million for the year ended December 31, 2004, as compared to $18.8 million for the year ended December 31, 2003. This decrease is primarily due to lower interest and financing income earned related to certain real estate lending activities during 2004 as compared to the preceding year.

Management and other fee income increased approximately $10.1 million to $25.4 million for the year ended December 31, 2004, as compared to $15.3 million in the corresponding period in 2003. This increase is primarily due to incremental fees earned from growth in the co-investment programs and fees earned from disposition services provided to various retailers.

Other income/(expense), net increased approximately $14.3 million to $10.4 million for the year ended December 31, 2004, as compared to the preceding year. This increase is primarily due to a prior-year write-down in the carrying value of the Company’s equity investment in Frank’s Nursery, Inc., offset by increased income in 2004 from other equity investments.

Back to Contents

Interest expense increased $5.1 million or 5.0% to $107.7 million for the year ended December 31, 2004, as compared with $102.6 million for the year ended December 31, 2003. This increase is primarily due to an overall increase in average borrowings outstanding during the year ended December 31, 2004, as compared to the preceding year, resulting from the funding of investment activity during 2004.

General and administrative expenses increased approximately $6.1 million to $44.6 million for the year ended December 31, 2004, as compared to $38.5 million in the preceding calendar year. This increase is primarily due to (i) a $0.9 million increase in professional fees, mainly attributable to compliance with section 404 of the Sarbanes-Oxley Act, (ii) a $1.6 million increase due to the expensing of the value attributable to stock options granted, (iii) increased staff levels related to the growth of the Company and (iv) other personnel-related costs, associated with a realignment of our regional operations.

During 2003, the Company reached agreement with certain lenders in connection with three individual non-recourse mortgages encumbering three former Kmart sites. The Company paid approximately $14.2 million in full satisfaction of these loans, which aggregated approximately $24.0 million. As a result of these transactions, the Company recognized a gain on early extinguishment of debt of approximately $9.7 million during 2003.

As part of the Company’s periodic assessment of its real estate properties with regard to both the extent to which such assets are consistent with the Company’s long-term real estate investment objectives and the performance and prospects of each asset, the Company determined in 2004 that its investment in an operating property comprised of approximately 0.1 million square feet of GLA, with a net book value of $3.8 million, might not be fully recoverable. Based upon management’s assessment of current market conditions and lack of demand for the property, the Company reduced its anticipated holding period of this investment. As a result of the reduction in the anticipated holding period, together with reassessment of the potential future operating cash flow for the property and the effects of current market conditions, the Company determined that its investment in this asset was not fully recoverable and recorded an adjustment of property carrying value of approximately $3.0 million in 2004.

Equity in income of real estate joint ventures, net increased $14.1 million to $56.4 million for the year ended December 31, 2004, as compared with $42.3 million for the preceding year. This increase is primarily attributable to the equity in income from the increased investment in the RioCan joint venture investment ("RioCan Venture"), the Kimco Retail Opportunity Portfolio joint venture investment ("KROP") and the Company’s growth of its various other real estate joint ventures. The Company has made additional capital investments in these and other joint ventures for the acquisition of additional shopping center properties throughout 2004 and 2003.

During 2004, the Company (i) disposed of, in separate transactions, 16 operating properties and one ground lease for an aggregate sales price of approximately $81.1 million, including the assignment of approximately $8.0 million of non-recourse mortgage debt encumbering one of the properties; cash proceeds of approximately $16.9 million from the sale of two of these properties were used in a 1031 exchange to acquire shopping center properties located in Roanoke, VA and Tempe, AZ, (ii) transferred 17 operating properties to KROP for an aggregate price of approximately $197.9 million and (iii) transferred 21 operating properties to various co-investment ventures in which the Company has non-controlling interests ranging from 10% to 30% for an aggregate price of approximately $491.2 million. For the year ended December 31, 2004, these dispositions resulted in gains of approximately $15.8 million and a loss on sale from three of the properties of approximately $5.1 million.

During 2003, the Company disposed of, in separate transactions, (i) 10 operating shopping center properties for an aggregate sales price of approximately $119.1 million, including the assignment of approximately $1.7 million of mortgage debt encumbering one of the properties, (ii) two regional malls for an aggregate sales price of approximately $135.6 million, (iii) one out-parcel for a sales price of approximately $8.1 million, (iv) transferred three operating properties to KROP for a price of approximately $144.2 million, (v) transferred an operating property to a newly formed joint venture in which the Company has a non-controlling 10% interest for a price of approximately $21.9 million and (vi) terminated four leasehold positions in locations where a tenant in bankruptcy had rejected its lease. These transactions resulted in gains of approximately $50.8 million.

Back to Contents

During 2003, the Company identified two operating properties, comprised of approximately 0.2 million square feet of GLA, as "Held for Sale" in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). The book value of these properties, aggregating approximately $19.5 million, net of accumulated depreciation of approximately $2.0 million, exceeded their estimated fair value. The Company’s determination of the fair value of these properties, aggregating approximately $15.4 million, is based upon contracts of sale with third parties less estimated selling costs. As a result, the Company recorded an adjustment of property carrying values of $4.0 million. This adjustment is included, along with the related property operations for the current and comparative years, in the caption Income from discontinued operations in the Company’s Consolidated Statements of Income.

For those property dispositions for which SFAS No. 144 is applicable, the operations and gain or loss on the sale of the property have been included in the caption Discontinued operations in the Company’s Consolidated Statements of Income.

During 2004, KDI, the Company’s wholly-owned development taxable REIT subsidiary, in separate transactions, sold 28 out-parcels, three completed phases of projects and five recently completed projects for approximately $169.4 million. These sales provided gains of approximately $12.4 million, net of income taxes of approximately $4.4 million.

During the year ended December 31, 2003, KDI sold four projects and 26 out-parcels, in separate transactions, for approximately $134.6 million which resulted in gains of approximately $10.5 million, net of income taxes of $7.0 million.

Income from continuing operations for the year ended December 31, 2004 was $281.6, compared to $245.9 million for the year ended December 31, 2003. On a diluted per share basis, income from continuing operations improved $0.33 to $2.38 for the year ended December 31, 2004, as compared to $2.05 for the preceding year. This improved performance is primarily attributable to (i) the incremental operating results from the acquisition of operating properties during 2004 and 2003, including the Mid-Atlantic Realty Trust transaction (see Note 3 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K), (ii) an increase in equity in income of real estate joint ventures resulting from additional capital investments in the RioCan Venture, KROP and other joint venture investments for the acquisition of additional shopping center properties during 2004 and 2003, (iii) an increase in management and other fee income related to the growth in the co-investment programs, (iv) increased income from other real estate investments and (v) significant leasing within the portfolio, which improved operating profitability.

Net income for the year ended December 31, 2004 was $297.1 million, compared to $307.9 million for the year ended December 31, 2003. On a diluted per share basis, net income decreased $0.11 to $2.51 for the year ended December 31, 2004, as compared to $2.62 for the year ended December 31, 2003. This decrease is primarily attributable to lower income from discontinued operations of $46.5 million for the year ended December 31, 2004 compared to the preceding year due to property sales during 2004 and 2003 and gains on early extinguishment of debt during 2003. In addition, the diluted per share results for the year ended December 31, 2003 were decreased by a reduction in net income available to common stockholders of $0.07 resulting from the deduction of original issuance costs associated with the redemption of the Company’s 7¾% Class A, 8½% Class B and 8 3/8% Class C Cumulative Redeemable Preferred Stocks during the second quarter of 2003.

Comparison 2003 to 2002

Revenues from rental property increased $47.3 million or 11.1% to $473.0 million for the year ended December 31, 2003, as compared with $425.7 million for the year ended December 31, 2002. This net increase resulted primarily from the combined effect of (i) the acquisition of 55 operating properties during 2003, including 41 operating properties acquired in the Mid-Atlantic Merger, providing revenues of $34.2 million for the year ended December 31, 2003, (ii) the full year impact related to the 13 operating properties acquired in 2002 providing incremental revenues of $16.6 million and (iii) an overall increase in shopping center portfolio occupancy to 90.7% at December 31, 2003 as compared to 87.8% at December 31, 2002 and the completion of certain redevelopment projects, providing incremental revenues of approximately $18.1 million as compared to the corresponding year ended December 31, 2002, offset by (iv) a decrease in revenues of approximately $8.4 million resulting from the bankruptcy filing of Kmart Corporation ("Kmart") and subsequent rejection of leases and (v) sales of certain properties and tenant buyouts resulting in a decrease of revenues of approximately $13.2 million as compared to the preceding year.

Rental property expenses, including depreciation and amortization, increased $25.5 million or 14.0% to $207.9 million for the year ended December 31, 2003, as compared to $182.4 million for the preceding year. The rental property expense components of operating and maintenance and depreciation and amortization increased approximately $24.3 million or 21.5% for the year ended December 31, 2003, as compared with the year ended December 31, 2002. This increase is primarily due to property acquisitions during 2003 and 2002 and increased snow removal costs during 2003.

Back to Contents

Income from other real estate investments increased $6.8 million to $22.8 million, as compared to $16.0 million for the preceding year. This increase is primarily due to (i) increased investment in the Company’s preferred equity program contributing $4.6 million during 2003, as compared to $1.0 million in 2002, (ii) contribution of $12.1 million from the Kimsouth investment resulting from the disposition of 14 investment properties during 2003, offset by (iii) a decrease in income of $7.8 million from the Montgomery Ward Asset Designation rights transaction.

Management and other fee income increased approximately $3.2 million to $15.3 million for the year ended December 31, 2003, as compared to $12.1 million for the year ended December 31, 2002. This increase is primarily due to (i) increased management and acquisition fees resulting from the growth of the KROP portfolio, (ii) increased management fees from KIR resulting from the growth of the KIR portfolio and (iii) increased property management activity providing incremental fee income of approximately $1.1 million for the year ended December 31, 2003 as compared to the preceding year.

Interest expense increased $17.3 million or 20.2% to $102.6 million for the year ended December 31, 2003, as compared with $85.3 million for the year ended December 31, 2002. This increase is primarily due to an overall increase in borrowings during the year ended December 31, 2003 as compared to the preceding year, including additional borrowings and assumption of mortgage debt totaling approximately $616.0 million in connection with the Mid-Atlantic Merger.

General and administrative expenses increased approximately $7.0 million for the year ended December 31, 2003, as compared to the preceding calendar year. This increase is primarily due to (i) increased staff levels related to the growth of the Company, and (ii) other personnel-related costs associated with a realignment of our regional operations.

During 2003, the Company reached agreement with certain lenders in connection with three individual non-recourse mortgages encumbering three former Kmart sites. The Company paid approximately $14.2 million in full satisfaction of these loans, which aggregated approximately $24.0 million. As a result of these transactions, the Company recognized a gain on early extinguishment of debt of approximately $9.7 million during 2003.

During December 2002, the Company reached agreement with certain lenders in connection with four individual non-recourse mortgages encumbering four former Kmart sites. The Company paid approximately $24.2 million in full satisfaction of these loans, which aggregated approximately $46.5 million. The Company recognized a gain on early extinguishment of debt of approximately $22.3 million for the year ended December 31, 2002.

As part of the Company’s periodic assessment of its real estate properties with regard to both the extent to which such assets are consistent with the Company’s long-term real estate investment objectives and the performance and prospects of each asset, the Company determined in 2002 that its investment in four operating properties, comprised of an aggregate 0.4 million square feet of GLA, with an aggregate net book value of approximately $23.8 million, might not be fully recoverable. Based upon management’s assessment of current market conditions and the lack of demand for the properties, the Company has reduced its potential holding period of these investments. As a result of the reduction in the anticipated holding period, together with a reassessment of the projected future operating cash flows of the properties and the effects of current market conditions, the Company determined that its investment in these assets was not fully recoverable and recorded an adjustment of property carrying value aggregating approximately $12.5 million for the year ended December 31, 2002. Approximately $1.5 million relating to the adjustment of property carrying value for one of these properties is included in the caption Income from discontinued operations on the Company’s Consolidated Statements of Income.

Provision for income taxes decreased $4.4 million to $8.5 million for the year ended December 31, 2003, as compared with $12.9 million for the year ended December 31, 2002. This decrease is primarily due to less taxable income provided by the Montgomery Ward Asset Designation Rights transaction in 2003 as compared to 2002.

Equity in income of real estate joint ventures, net increased $4.6 million to $42.3 million for the year ended December 31, 2003, as compared to $37.7 million for the year ended December 31, 2002. This increase is primarily attributable to the equity in income from the Kimco Income REIT joint venture investment, the RioCan joint venture investment and the KROP joint venture investment as described below.

Back to Contents

During 1998, the Company formed KIR, a limited partnership established to invest in high-quality retail properties financed primarily through the use of individual non-recourse mortgages. The Company has a 43.3% non-controlling limited partnership interest in KIR, which the Company manages, and accounts for its investment in KIR under the equity method of accounting. Equity in income of KIR increased $1.6 million to $19.8 million for the year ended December 31, 2003, as compared to $18.2 million for the preceding year. This increase is primarily due to the Company’s increased capital investment in KIR, totaling $13.0 million during 2003 and $23.8 million during 2002. The additional capital investments received by KIR from the Company and its other institutional partners were used to purchase additional shopping center properties throughout calendar years 2003 and 2002.

During October 2001, the Company formed a joint venture (the "RioCan Venture") with RioCan Real Estate Investment Trust ("RioCan", Canada’s largest publicly traded REIT measured by gross leasable area ("GLA")), in which the Company has a 50% non-controlling interest, to acquire retail properties and development projects in Canada. As of December 31, 2003, the RioCan Venture consisted of 31 shopping center properties and three development projects with approximately 7.2 million square feet of GLA. The Company’s equity in income from the RioCan Venture increased approximately $3.4 million to $12.5 million for the year ended December 31, 2003, as compared to $9.1 million for the preceding year.

During October 2001, the Company formed the Kimco Retail Opportunity Portfolio ("KROP"), a joint venture with GE Capital Real Estate ("GECRE"), which the Company manages and has a 20% non-controlling interest. The purpose of this venture is to acquire established, high-growth potential retail properties in the United States. As of December 31, 2003, KROP consisted of 23 shopping center properties with approximately 3.5 million square feet of GLA. The Company’s equity in income from the KROP Venture increased approximately $1.0 million to $2.0 million for the year ended December 31, 2003, as compared to $1.0 million for the preceding year.

Minority interests in income of partnerships, net increased $5.5 million to $7.8 million as compared to $2.3 million for the preceding year. This increase is primarily due to the full year effect of the acquisition of a shopping center property acquired during October 2002, through a newly formed partnership by issuing approximately 2.4 million downREIT units valued at $80 million. The downREIT units are convertible at a ratio of 1:1 into the Company’s common stock and are entitled to a distribution equal to the dividend rate of the Company’s common stock multiplied by 1.1057.

During 2003, the Company disposed of, in separate transactions, (i) 10 operating shopping center properties for an aggregate sales price of approximately $119.1 million, including the assignment of approximately $1.7 million of mortgage debt encumbering one of the properties, (ii) two regional malls for an aggregate sales price of approximately $135.6 million, (iii) one out-parcel for a sales price of approximately $8.1 million, (iv) transferred three operating properties to KROP for a price of approximately $144.2 million, which approximated their net book value, (v) transferred an operating property to a newly formed joint venture in which the Company has a non-controlling 10% interest for a price of approximately $21.9 million, which approximated its net book value and (vi) terminated four leasehold positions in locations where a tenant in bankruptcy had rejected its lease. These transactions resulted in gains of approximately $50.8 million.

For those property dispositions for which SFAS No. 144 is applicable, the operations and gain or loss on the sale of the property have been included in the caption Discontinued operations in the Company’s Consolidated Statements of Income.

During 2003, the Company identified two operating properties, comprised of approximately 0.2 million square feet of GLA, as "Held for Sale" in accordance with SFAS No. 144. The book value of these properties, aggregating approximately $19.5 million, net of accumulated depreciation of approximately $2.0 million, exceeded their estimated fair value. The Company’s determination of the fair value of these properties, aggregating approximately $15.4 million, is based upon contracts of sale with third parties less estimated selling costs. As a result, the Company recorded an adjustment of property carrying values of $4.0 million. This adjustment is included, along with the related property operations for the current and comparative years, in the caption Income from discontinued operations in the Company’s Consolidated Statements of Income.

During 2002, the Company identified two operating properties, comprised of approximately 0.2 million square feet of GLA, as "Held for Sale" in accordance with SFAS No. 144. The book value of these properties, aggregating approximately $28.4 million, net of accumulated depreciation of approximately $2.9 million, exceeded their estimated fair value. The Company’s determination of the fair value of these properties, aggregating approximately $7.9 million, is based upon contracts of sale with third parties less estimated selling costs. As a result, the Company recorded an adjustment of property carrying values of $20.5 million. This adjustment is included, along with the related property operations for the current and comparative years, in the caption Income from discontinued operations in the Company’s Consolidated Statements of Income.

Back to Contents

Effective January 1, 2001, the Company has elected taxable REIT subsidiary status for its wholly-owned development subsidiary, KDI. KDI is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion. During the year ended December 31, 2003, KDI sold four projects and 26 out-parcels, in separate transactions, for approximately $134.6 million. These sales resulted in gains of approximately $10.5 million, net of income taxes of $7.0 million.

During the year ended December 31, 2002, KDI sold four of its recently completed projects and eight out-parcels, in separate transactions, for approximately $128.7 million, including the assignment of approximately $17.7 million of mortgage debt encumbering one of the properties, which resulted in profits of $9.5 million, net of income taxes of $6.4 million.

Net income for the year ended December 31, 2003 was $307.9 million, as compared to $245.7 million for the year ended December 31, 2002. On a diluted per share basis, net income increased $0.47 to $2.62 for the year ended December 31, 2003, as compared to $2.15 for the preceding year. This improved performance is primarily attributable to (i) the acquisition of operating properties, including the Mid-Atlantic Merger, during 2003 and 2002, (ii) significant leasing within the portfolio, which improved operating profitability, (iii) increased contributions from KIR, the RioCan Venture and KROP, (iv) increased gains on development sales from KDI and (v) increased gains from operating property sales of $50.8 million in 2003, as compared to $12.8 million in 2002. The 2003 improvement also includes the impact from gains on early extinguishment of debt of $9.7 million in 2003, as compared to $22.3 million in 2002, and adjustments to property carrying values of $4.0 million in 2003 and $33.0 million in 2002. The 2003 diluted per share results were decreased by a reduction in net income available to common stockholders of $0.07 resulting from the deduction of original issuance costs associated with the redemption of the Company’s 7¾% Class A, 8½% Class B and 8 3/8% Class C Cumulative Redeemable Preferred Stocks during the second quarter of 2003.

Tenant Concentrations

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base. At December 31, 2004, the Company’s five largest tenants were The Home Depot, TJX Companies, Kohl’s, Kmart Corporation and Wal-Mart, which represented approximately 3.6%, 3.1%, 2.6%, 2.6% and 1.8% respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

It is management’s intention that the Company continually have access to the capital resources necessary to expand and develop its business. As such, the Company intends to operate with and maintain a conservative capital structure with a level of debt to total market capitalization of 50% or less. As of December 31, 2004, the Company’s level of debt to total market capitalization was 24%. In addition, the Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings. The Company may, from time to time, seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives in a manner consistent with its intention to operate with a conservative debt structure.

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $3.6 billion for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.

The Company has a $500.0 million unsecured revolving credit facility, which is scheduled to expire in June 2006. This credit facility has made available funds to both finance the purchase of properties and other investments and meet any short-term working capital requirements. As of December 31, 2004, there was $230.0 million outstanding under this credit facility.

Back to Contents

During September 2004, the Company entered into a three-year Canadian denominated ("CAD") $150.0 million unsecured credit facility with a group of banks. This facility bears interest at the CDOR Rate, as defined, plus 0.50%, and is scheduled to expire in September 2007. Proceeds from this facility will be used for general corporate purposes including the funding of Canadian denominated investments. As of December 31, 2004, there was CAD $62.0 million (approximately USD $51.7 million) outstanding under this credit facility.

The Company has a MTN program pursuant to which it may, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company’s debt maturities. As of February 18, 2005, the Company had $300.0 million available for issuance under the MTN program. (See Note 12 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of KDI. As of December 31, 2004, the Company had over 350 unencumbered property interests in its portfolio.

During May 2003, the Company filed a shelf registration statement on Form S-3 for up to $1.0 billion of debt securities, preferred stock, depositary shares, common stock and common stock warrants. As of February 18, 2005, the Company had $309.7 million available for issuance under this shelf registration statement.

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows, which are expected to increase due to property acquisitions, growth in operating income in the existing portfolio and from other investments. Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate. Cash dividends paid increased to $265.3 million in 2004, compared to $246.3 million in 2003 and $235.6 million in 2002.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.

The Company anticipates its capital commitment toward redevelopment projects during 2005 will be approximately $60.0 million to $80.0 million. Additionally, the Company anticipates its capital commitment toward ground-up development during 2005 will be approximately $160.0 million to $200.0 million. The proceeds from the sales of development properties and proceeds from construction loans in 2005 should be sufficient to fund the ground-up development capital requirements.

The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short term and long term. In addition, the Company anticipates that cash on hand, borrowings under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flows from operations as reported in the Consolidated Statements of Cash Flows was $365.2 million for 2004, $308.6 million for 2003 and $278.9 million for 2002.

Contractual Obligations and Other Commitments

The Company has debt obligations relating to its revolving credit facilities, MTNs, senior notes, mortgages and construction loans with maturities ranging from less than one year to 20 years. As of December 31, 2004, the Company’s total debt had a weighted average term to maturity of approximately 4.2 years. In addition, the Company has non-cancelable operating leases pertaining to its shopping center portfolio. As of December 31, 2004, the Company has certain shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company to construct and/or operate a shopping center. In addition, the Company has non-cancelable operating leases pertaining to its retail store lease portfolio. The following table summarizes the Company’s debt maturities and obligations under non-cancelable operating leases as of December 31, 2004 (in millions):

Back to Contents

	2005	2006	2007	2008	2009	Thereafter	Total

Long-Term Debt	$258.7	$541.9	$295.2	$161.9	$212.8	$648.1	$2,118.6
Operating Leases
Ground Leases	$10.5	$10.3	$9.9	$9.1	$8.6	$124.5	$172.9
Retail Store Leases	$6.9	$6.0	$4.6	$2.9	$1.6	$1.7	$23.7

The Company has $200.3 million of medium term notes, $22.8 million of mortgage debt and $35.6 million of construction loans maturing in 2005. The Company anticipates satisfying these maturities with a combination of operating cash flows, its unsecured revolving credit facilities and new debt issuances.

The Company has issued letters of credit in connection with completion guarantees for certain construction projects, and guaranty of payment related to the Company’s insurance program. These letters of credit aggregate approximately $45.9 million.

Additionally, the RioCan Venture, an entity in which the Company holds a 50% non-controlling interest, has a CAD $7.0 million (approximately USD $5.8 million) letter of credit facility. This facility is jointly guaranteed by RioCan and the Company and had approximately CAD $4.0 million (approximately USD $3.3 million) outstanding as of December 31, 2004 relating to various development projects. In addition to the letter of credit facility, various additionally Canadian development projects in which the Company holds interests ranging from 33⅓ % to 50% have letters of credit issued aggregating approximately CAD $2.2 million (approximately USD $1.8 million).

During 2004, the Company obtained construction financing on 11 ground-up development projects for an aggregate loan commitment amount of up to $247.8 million. As of December 31, 2004, the Company had 19 construction loans with total commitments of up to $413.3 million of which $156.6 million had been funded to the Company. These loans had maturities ranging from 2 to 36 months and interest rates ranging from 4.17% to 4.92% at December 31, 2004.

Off-Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

The Company has investments in various unconsolidated real estate joint ventures with varying structures. These investments include the Company’s 43.3% non-controlling interest in KIR, the Company’s 50% non-controlling interest in the RioCan Venture, the Company’s 20% non-controlling interest in KROP, the Company’s 15% non-controlling interest in Price Legacy and varying non-controlling interests in other real estate joint ventures. These joint ventures operate either shopping center properties or are established for development projects. Such arrangements are generally with third-party institutional investors, local developers and individuals. The properties owned by the joint ventures are primarily financed with individual non-recourse mortgage loans. Non-recourse mortgage debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the constituent members of the borrower, except for certain specified exceptions listed in the particular loan documents.

The KIR joint venture was established for the purpose of investing in high quality real estate properties financed primarily with individual non-recourse mortgages. The Company believes that these properties are appropriate for financing with greater leverage than the Company traditionally uses. As of December 31, 2004, KIR had interests in 69 properties comprising 14.4 million square feet of GLA. As of December 31, 2004, KIR had individual non-recourse mortgage loans on 68 of these properties. These non-recourse mortgage loans have maturities ranging from 2 to 15 years and rates ranging from 4.36% to 8.52%. As of December 31, 2004, the Company’s pro-rata share of non-recourse mortgages relating to the KIR joint venture was approximately $500.0 million. (See Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

The RioCan Venture was established with RioCan Real Estate Investment Trust to acquire properties and development projects in Canada. As of December 31, 2004, the RioCan Venture consisted of 33 shopping center properties and three development projects with approximately 7.7 million square feet of GLA. As of December 31, 2004, the RioCan Venture had individual, non-recourse mortgage loans on 33 of these properties aggregating approximately CAD $683.6 million (USD $569.8 million). These non-recourse mortgage loans have maturities ranging from one year to 29 years and rates ranging from 3.91% to 9.05%. As of December 31, 2004 the Company’s pro-rata share of non-recourse mortgage loans relating to the RioCan Venture was approximately CAD $337.8 million (USD $281.6 million). (See Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

Back to Contents

The Kimco Retail Opportunity Portfolio ("KROP"), a joint venture with GE Capital Real Estate ("GECRE") was established to acquire high-growth potential retail properties in the United States. As of December 31, 2004, KROP consisted of 37 shopping center properties with approximately 5.3 million square feet of GLA. As of December 31, 2004, KROP had non-recourse mortgage loans totaling $454.5 million, with fixed rates ranging from 4.25% to 8.64% and variable rates ranging from LIBOR plus 1.8% to LIBOR plus 2.5%. KROP has entered into a series of interest rate cap agreements to mitigate the impact of changes in interest rates on its variable-rate mortgage agreements. Such mortgage debt is collateralized by the individual shopping center property and is payable in monthly installments of principal and interest. At December 31, 2004 the weighted average interest rate for all mortgage debt outstanding was 5.33% per annum. As of December 31, 2004, the Company’s pro-rata share of non-recourse mortgage loans relating to the KROP joint venture was approximately $90.9 million. Additionally, the Company and GECRE may provide interim financing. All such financings bear interest at rates ranging from LIBOR plus 4.0% to LIBOR plus 5.25% and have maturities of less than a year. As of December 31, 2004, KROP had no outstanding short term interim financing due to the Company or GECRE. (See Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

During December 2004, the Company acquired the Price Legacy Corporation through a newly formed joint venture, PL Retail LLC ("PL Retail"), in which the Company has a non-controlling 15% interest. In connection with this transaction, the joint venture acquired 33 operating properties aggregating approximately 7.6 million square feet of GLA located in ten states. As of December 31, 2004, PL Retail had approximately $850.6 million outstanding in non-recourse mortgage debt, of which approximately $513.4 million had fixed rates ranging from 4.66% to 9.00% and approximately $337.2 had variable rates ranging from 2.54% to 8.00%. The fixed-rate loans have maturities ranging from 4 to 12 years and the variable-rate loans have maturities ranging from 2 to 4 years. Additionally, the Company has provided PL Retail approximately $30.6 million of secured mezzanine financing. This interest only loan bears interest at a fixed rate of 7.5% and matures in December 2006. The Company also provided PL Retail a secured short-term promissory note of approximately $8.2 million. This interest only note bears interest at LIBOR plus 4.5% and matures on June 30, 2005. As of December 31, 2004, the Company’s pro-rata share of non-recourse mortgages relating to PL Retail was approximately $127.6 million. (See Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

The Company has various other unconsolidated real estate joint ventures with ownership interests ranging from 1% to 50%. As of December 31, 2004, these unconsolidated joint ventures had individual non-recourse mortgage loans aggregating approximately $778.0 million. The Company’s pro-rata share of these non-recourse mortgages was approximately $261.1 million. (See Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

Other Real Estate Investments

During November 2002, the Company, through its taxable REIT subsidiary, together with Prometheus Southeast Retail Trust, completed the merger and privatization of Konover Property Trust, which has been renamed Kimsouth Realty, Inc., ("Kimsouth"). The Company acquired 44.5% of the common stock of Kimsouth, which consisted primarily of 38 retail shopping center properties comprising approximately 4.6 million square feet of GLA. Total acquisition value was approximately $280.9 million including approximately $216.2 million in mortgage debt. The Company’s investment strategy with respect to Kimsouth includes re-tenanting, repositioning and disposition of the properties. As a result of this strategy, Kimsouth has sold 26 properties as of December 31, 2004. As of December 31, 2004, the Kimsouth portfolio was comprised of 12 properties, including the remaining office component of an operating property sold in 2004, totaling 2.1 million square feet of GLA with non-recourse mortgage debt of approximately $77.5 million encumbering the properties. All mortgages payable are collateralized by certain properties and are due in monthly installments. As of December 31, 2004, interest rates ranged from 4.06% to 6.68% and the weighted-average interest rate for all mortgage debt outstanding was 5.71% per annum. As of December 31, 2004, the Company’s pro-rata share of non-recourse mortgage loans relating to the Kimsouth portfolio was approximately $34.5 million.

During June 2002, the Company acquired a 90% equity participation interest in an existing leveraged lease of 30 properties. The properties are leased under a long-term bond-type net lease whose primary term expires in 2016, with the lessee having certain renewal option rights. The Company’s cash equity investment was approximately $4.0 million. This equity investment is reported as a net investment in leveraged lease in accordance with SFAS No. 13, Accounting for Leases (as amended). The net investment in leveraged lease reflects the original cash investment adjusted by remaining net rentals, estimated unguaranteed residual value, unearned and deferred income, and deferred taxes relating to the investment.

Back to Contents

As of December 31, 2004, eleven of these properties were sold, whereby the proceeds from the sales were used to pay down the mortgage debt by approximately $24.2 million. As of December 31, 2004, the remaining 19 properties were encumbered by third-party non-recourse debt of approximately $64.9 million that is scheduled to fully amortize during the primary term of the lease from a portion of the periodic net rents receivable under the net lease. As an equity participant in the leveraged lease, the Company has no recourse obligation for principal or interest payments on the debt, which is collateralized by a first mortgage lien on the properties and collateral assignment of the lease. Accordingly, this debt has been offset against the related net rental receivable under the lease.

During 2002, the Company established a preferred equity program, which provides capital to developers and owners of shopping centers. The Company accounts for its investments in preferred equity investments under the equity method of accounting. As of December 31, 2004, the Company’s invested capital in its preferred equity investments approximated $157.0 million relating to 62 shopping centers. As of December 31, 2004, these preferred equity investment properties had individual non-recourse mortgage loans aggregating approximately $548.3 million. Due to the Company’s preferred position in these investments, the Company’s pro-rata share of each investment is subject to fluctuation and is dependent upon property cash flows. The Company’s maximum exposure to losses associated with its preferred equity investments is limited to its invested capital.

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

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (i) the equity investors (if any) do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional financial support. In addition, effective upon issuance, FIN 46 requires additional disclosures by the primary beneficiary and other significant variable interest holders. The provisions of FIN 46 apply immediately to VIEs created after January 31, 2003. In October 2003, the FASB issued FASB Staff Position 46-6, which deferred the effective date to December 31, 2003 for applying the provisions of FIN 46 for interests held by public companies in all VIEs created prior to February 1, 2003. Additionally, in December 2003, the FASB issued Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003) ("FIN 46 (R)"). The provisions of FIN 46(R) are effective as of March 31, 2004 for for all non-special purpose entity ("non-SPE") interests held by public companies in all variable interest entities created prior to February 1, 2003. The adoption of FIN 46 (R) did not have a material impact on the Company’s financial position or results of operations.

The Company’s joint ventures and other real estate investments primarily consist of co-investments with institutional and other joint venture partners in neighborhood and community shopping center properties, consistent with its core business. These joint ventures typically obtain non-recourse third party financing on their property investments, thus contractually limiting the Company’s losses to the amount of its equity investment, and due to the lender’s exposure to losses, a lender typically will require a minimum level of equity in order to mitigate its risk. The Company’s exposure to losses associated with its unconsolidated joint ventures is limited to its carrying value in these investments. (See Notes 7 and 8 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

Back to Contents

In December 2004, the FASB issued SFAS No. 123, (revised 2004) Share-Based Payment ("SFAS No. 123(R)"), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is effective for interim periods beginning after June 15, 2005. The impact of adopting this statement is not expected to have a material adverse impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued Statement No. 153 Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29 ("SFAS No. 153"). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion No. 29 to eliminate the exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The impact of adopting this statement is not expected to have a material adverse impact on the Company’s financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk. The following table presents the Company’s aggregate fixed rate and variable rate debt obligations outstanding as of December 31, 2004, with corresponding weighted-average interest rates sorted by maturity date (in millions).

	2005	2006	2007	2008	2009	2010+	Total	Fair Value

Secured Debt
Fixed Rate	$1.2	$29.1	$—	$61.9	$32.8	$181.1	$306.1	$328.6
Average Interest
Rate	8.28%	8.27%	—	7.15%	7.75%	7.35%	7.44%

Variable Rate	$57.3	$97.8	$48.5	—	—	—	$203.6	$203.6
Average Interest
Rate	4.42%	4.60%	4.35%	—	—	—	4.49%

Unsecured Debt
Fixed Rate	$200.2	$85.0	$195.0	$100.0	$180.0	$467.0	$1,227.2	$1,282.8
Average Interest
Rate	7.12%	7.30%	7.14%	3.95%	6.98%	5.43%	6.21%

Variable Rate	—	$330.0	$51.7	—	—	—	$381.7	$381.7
Average Interest
Rate	—	2.59%	3.08%	—	—	—	2.66%

As of December 31, 2004, the Company has Canadian investments totaling CAD $277.6 million (approximately USD $231.4 million) comprised of real estate joint venture investments and marketable securities. In addition, the Company has Mexican real estate investments of MXN 691.8 million (approximately USD $61.7 million). The foreign currency exchange risk has been mitigated through the use of local currency denominated debt, foreign currency forward contracts (the "Forward Contracts") and a cross currency swap (the "CC Swap") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-party to the Forward Contracts and the CC Swap. The Company believes it mitigates its credit risk by entering into the Forward Contracts and the CC Swap with major financial institutions.

Back to Contents

The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of December 31, 2004, the Company had no other material exposure to market risk.

Item 8.	Financial Statements and Supplementary Data

The response to this Item 8 is included as a separate section of this annual report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control–Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Back to Contents

PART III

Item 10.	Directors and Executive Officers of the Registrant

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 17, 2005.

Information with respect to the Executive Officers of the Registrant follows Part I, Item 4 of this annual report on Form 10-K.

On May 27, 2004, the Company’s Chief Executive Officer submitted to the New York Stock Exchange (the "NYSE") the annual certification required by Section 303A.12 (a) of the NYSE Company Manual. In addition, the Company has filed with the Securities and Exchange Commission as exhibits to this Form 10-K the certifications, required pursuant to Section 302 of the Sarbanes-Oxley Act, of its Chief Executive Officer and Chief Financial Officer relating to the quality of its public disclosure.

Item 11.	Executive Compensation

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 17, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 17, 2005.

Item 13.	Certain Relationships and Related Transactions

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 17, 2005.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 17, 2005.

Back to Contents

PART IV

Item 15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)	1.	Financial Statements -	Form 10-K
		The following consolidated financial information	Report
		is included as a separate section of this annual	Page
		report on Form 10-K.

		Report of Independent Registered Public Accounting Firm	53

		Consolidated Financial Statements

		Consolidated Balance Sheets as of December 31, 2004 and 2003	55

		Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002	56

		Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003 and 2002	57

		Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002	58

		Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	59

		Notes to Consolidated Financial Statements	60

	2.	Financial Statement Schedules -

		Schedule II - Valuation and Qualifying Accounts	93
		Schedule III - Real Estate and Accumulated Depreciation	94

		All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

	3.	Exhibits

		The exhibits listed on the accompanying Index to
		Exhibits are filed as part of this report.	48

(b)	Reports on Form 8-K

	A Current Report on Form 8-K dated October 26, 2004 was furnished under Item 2.02, relating to the announcement of the Company’s third quarter operating results.

	A Current Report on Form 8-K dated November 19, 2004 was filed under Item 8.01, relating to the Company’s election to re-issue in an updated format the presentation of its historical financial statements, filed on Form 10-K for the year ended December 31, 2003, in accordance with the provision of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Back to Contents

INDEX TO EXHIBITS

Exhibits			Form 10-K Page

2.1	–	Form of Plan of Reorganization of Kimco Realty Corporation [Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-11 No. 33-42588].

3.1	–	Articles of Amendment and Restatement of the Company, dated August 4, 1994 [Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994].

3.2	–	By-laws of the Company dated February 6, 2002, as amended [Incorporated by reference to Exhibit 3.2 to the 2001 Form 10-K].

3.3	–	By-laws of the Company dated February 1, 2005, as amended [Incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated February 1, 2005].

3.4	–	Articles Supplementary relating to the 8 1/2% Class B Cumulative Redeemable Preferred Stock, par value $1.00 per share, of the Company, dated July 25, 1995. [Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (file #1-10899) (the "1995 Form 10-K")].

3.5	–	Articles Supplementary relating to the 8 3/8% Class C Cumulative Redeemable Preferred Stock, par value $1.00 per share, of the Company, dated April 9, 1996 [Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996].

3.6	–	Articles Supplementary relating to the 6.65% Class F Cumulative Redeemable Preferred Stock, par value $1.00 per share, of the Company, dated May 7, 2003 [Incorporated by reference to the Company’s filing on Form 8-A dated June 3, 2003].

4.1	–	Agreement of the Company pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K [Incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company's Registration Statement on Form S-11 No. 33-42588].

4.2	–	Certificate of Designations [Incorporated by reference to Exhibit 4(d) to Amendment No. 1 to the Registration Statement on Form S-3 dated September 10, 1993 (the "Registration Statement", Commission File No. 33-67552)].

4.3	–	Indenture dated September 1, 1993 between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company) [Incorporated by reference to Exhibit 4(a) to the Registration Statement].

4.4	–	First Supplemental Indenture, dated as of August 4, 1994. [Incorporated by reference to Exhibit 4.6 to the 1995 Form 10-K.]

4.5	–	Second Supplemental Indenture, dated as of April 7, 1995 [Incorporated by reference to Exhibit 4(a) to the Company's Current Report on Form 8-K dated April 7, 1995 (the "April 1995 8-K")].

Back to Contents

INDEX TO EXHIBITS (continued)

Exhibits			Form 10-K Page

4.6	–	Form of Medium-Term Note (Fixed Rate) [Incorporated by reference to Exhibit 4.6 to the 2001 Form 10-K].

4.7	–	Form of Medium-Term Note (Floating Rate) [Incorporated by reference to Exhibit 4.7 to the 2001 Form 10-K].

10.1	–	Management Agreement between the Company and KC Holdings, Inc. [Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-11 No. 33-47915].

10.2	–	Amended and Restated Stock Option Plan [Incorporated by reference to Exhibit 10.3 to the 1995 Form 10-K].

10.3	–	Employment Agreement between Kimco Realty Corporation and Michael J. Flynn, dated November 1, 1998 [Incorporated by reference to Exhibit 10.4 to the 1998 Form 10-K].

10.4	–	Restricted Equity Agreement, Non-Qualified and Incentive Stock Option Agreement, and Price Condition Non- Qualified and Incentive Stock Option Agreement between Kimco Realty Corporation and Michael J. Flynn, each dated November 1, 1995 [Incorporated by reference to Exhibit 10.5 to the 1995 Form 10-K].

10.5	–	Employment Agreement between Kimco Realty Corporation and Michael J. Flynn, dated July 21, 2004 [Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-Q filed on November 5, 2004].

10.6	–	Employment Agreement between Kimco Realty Corporation and Michael V. Pappagallo, dated January 1, 2002 [Incorporated by reference to Exhibit 10.6 to the 2001 Form 10-K].

10.7	–	Employment Agreement between Kimco Realty Corporation and Jerald Friedman, dated January 13, 1998 [Incorporated by Reference to Exhibit 10.10 to the Company’s and the Price REIT, Inc.’s Joint Proxy Statement/Prospectus on Form S-4 No. 333-52667].

10.8	–	First Amendment to Amended and Restated Executive Employment Agreement between Kimco Realty Corporation and Jerald Friedman, dated January 1, 2002 [Incorporated by reference to Exhibit 10.8 to the 2001 Form 10-K].

10.9	–	The 1998 Equity Participation Plan [Incorporated by reference to the Company’s and The Price REIT, Inc.’s Joint Proxy/Prospectus on Form S-4 No. 333-52667].

10.10	–	Employment Agreement between Kimco Realty Corporation and David B. Henry – the Company commenced a five-year employment agreement with Mr. Henry pursuant to which Mr. Henry will serve as Chief Investment Officer and has been nominated as Vice Chairman of the Board of Directors [Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed on May 10, 2001].

10.11	–	Employment Agreement between Kimco Realty Corporation and David B. Henry, dated July 26, 2004 [Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-Q filed on November 5, 2004].

Back to Contents

INDEX TO EXHIBITS (continued)
			Form 10-K Page

10.12	–	$500,000,000 Credit Agreement dated as of June 3, 2003 among Kimco Realty Corporation, the Several Lenders from Time to Time Parties Hereto, JPMorgan Chase Bank as Issuing Lender, Bank One, NA, Wachovia Bank, National Association as Syndication Agents, UBS AG, Cayman Island Branch, The Bank of Nova Scotia, New York Agency as Documentation Agents, The Bank of New York, Eurohypo AG, New York Branch, Keybank National Association, Merrill Lynch Bank, USA, Suntrust as Co-Agents and JPMorgan Chase As Administrative Agent [Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed on August 11, 2003].

10.13	–	$400,000,000 Credit Agreement dated as of October 1, 2003 among Kimco Realty Corporation, the Several Lenders from Time to Time Parties Hereto, Wachovia Bank, National Association and the Bank of Nova Scotia, as Syndication Agents, Keybank National Association as Documentation Agent, Bank One, NA as Administrative Agent, Banc One Capital Markets, Inc. and Scotia Capital as Co-Bookrunners and Co-Lead Arrangers [Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed on November 10, 2003].

10.14	–	CAD $150,000,000 Credit Agreement dated September 21, 2004 among Kimco North Trust I, North Trust II, North Trust III, North Trust V, North Trust VI, Kimco North Loan Trust IV, Kimco Realty Corporation, the Several Lenders from Time to Time Parties Hereto, Royal Bank of Canada, as Issuing Lender and Administrative Agent, The Bank of Nova Scotia and Bank of America, N.A., as Syndication Agents, Canadian Imperial Bank of Commerce as Documentation Agent and RBC Capital Markets, as Bookrunner and Lead Arranger [Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K dated September 21, 2004].

*10.17	–	Amendment and Restated 1998 Equity Participation Plan	101

*12.1	–	Computation of Ratio of Earnings to Fixed Charges	128

*12.2	–	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	129

*21.1	–	Subsidiaries of the Company	130

*23.1	–	Consent of PricewaterhouseCoopers LLP	139

*31.1	–	Certification of the Company’s Chief Executive Officer, Milton Cooper, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	140

*31.2	–	Certification of the Company’s Chief Financial Officer, Michael V. Pappagallo, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	141

*32.1	–	Certification of the Company’s Chief Executive Officer Milton Cooper, and the Company’s Chief Financial Officer Michael V. Pappagallo, pursuant to section 906 of the Sarbanes-Oxley Act of 2002	142

* Filed herewith.

Back to Contents

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMCO REALTY CORPORATION
(Registrant)

	By:	/s/ Milton Cooper

Milton Cooper
Chief Executive Officer
Dated: March 4, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Martin S. Kimmel		March 4, 2005
Chairman (Emeritus) of the Board of Directors
Martin S. Kimmel

/s/	Milton Cooper	Chairman of the Board of Directors and	March 4, 2005
Chief Executive Officer
Milton Cooper

/s/	Michael J. Flynn	Vice Chairman of the Board of Directors,	March 4, 2005
President and Chief Operating Officer
Michael J. Flynn

/s/	David B. Henry	Vice Chairman of the Board of Directors and	March 4, 2005
Chief Investment Officer
David B. Henry

/s/	Richard G. Dooley
		Director	March 4, 2005
Richard G. Dooley

/s/	Joe Grills
		Director	March 4, 2005
Joe Grills

/s/	F. Patrick Hughes
		Director	March 4, 2005
F. Patrick Hughes

/s/	Frank Lourenso
		Director	March 4, 2005
Frank Lourenso

/s/	Richard Saltzman
		Director	March 4, 2005
Richard Saltzman

/s/	Michael V. Pappagallo	Vice President -	March 4, 2005
Chief Financial Officer
Michael V. Pappagallo

/s/	Glenn G. Cohen	Vice President -	March 4, 2005
Treasurer
Glenn G. Cohen

/s/	Paul Westbrook
		Director of Accounting	March 4, 2005
Paul Westbrook

Back to Contents

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15 (a) (1) and (2)

INDEX TO FINANCIAL STATEMENTS

AND

FINANCIAL STATEMENT SCHEDULES

Form 10-K Page No.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm	53

Consolidated Financial Statements and Financial Statement Schedules:

Consolidated Balance Sheets as of December 31, 2004 and 2003	55

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002	56

Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003 and 2002	57

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002	58

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	59

Notes to Consolidated Financial Statements	60

Financial Statement Schedules:

II. Valuation and Qualifying Accounts	93

III. Real Estate and Accumulated Depreciation	94

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kimco Realty Corporation:

     We have completed an integrated audit of Kimco Realty Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kimco Realty Corporation and Subsidiaries (collectively, the "Company") at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

     Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Back to Contents

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 3, 2005

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	December 31,	December 31,
	2004	2003

Assets:
Real Estate
Rental property
Land	$651,281	$664,069
Building and improvements	3,077,409	3,204,997

	3,728,690	3,869,066
Less, accumulated depreciation and amortization	634,642	568,988

	3,094,048	3,300,078
Real estate under development	362,220	304,286
Undeveloped land parcels	1,312	1,312

Real estate, net	3,457,580	3,605,676
Investment and advances in real estate joint ventures	595,175	487,394
Other real estate investments	188,536	113,085
Mortgages and other financing receivables	140,717	95,019
Cash and cash equivalents	38,220	48,288
Marketable securities	123,771	45,677
Accounts and notes receivable	52,182	57,080
Deferred charges and prepaid expenses	72,653	66,095
Other assets	80,763	122,778

	$4,749,597	$4,641,092

Liabilities & Stockholders' Equity:
Notes payable	$1,608,925	$1,686,250
Mortgages payable	353,071	375,914
Construction loans payable	156,626	92,784
Accounts payable and accrued expenses	97,952	92,239
Dividends payable	71,489	65,969
Other liabilities	118,243	92,173

	2,406,306	2,405,329

Minority interests in partnerships	106,891	99,917

Commitments and contingencies

Stockholders' Equity
Preferred stock, $1.00 par value, authorized 3,600,000 shares
Class F Preferred Stock, $1.00 par value, authorized 700,000 shares
Issued and outstanding 700,000 shares	700	700
Aggregate liquidation preference $175,000
Common stock, $.01 par value, authorized 200,000,000 shares
Issued and outstanding 112,426,406 and 110,623,967 shares, respectively	1,124	1,106
Paid-in capital	2,200,544	2,147,286
Cumulative distributions in excess of net income	(3,749)	(30,112)

	2,198,619	2,118,980
Accumulated other comprehensive income	37,781	16,866

	2,236,400	2,135,846

	$4,749,597	$4,641,092

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share information)

	Year Ended December 31,

	2004	2003	2002

Revenues from rental properties	$516,967	$473,047	$425,710

Rental property expenses:
Rent	11,044	10,843	10,903
Real estate taxes	66,762	59,856	58,540
Operating and maintenance	55,463	52,523	43,455

	133,269	123,222	112,898

	383,698	349,825	312,812

Income from other real estate investments	30,127	22,828	16,038
Mortgage financing income	15,032	18,869	19,412
Management and other fee income	25,445	15,315	12,069
Depreciation and amortization	(101,773)	(84,699)	(69,514)

	352,529	322,138	290,817

Interest, dividends and other investment income	18,756	19,182	18,565
Other income/(expense), net	10,414	(3,887)	2,565

Interest expense	(107,726)	(102,597)	(85,323)
General and administrative expenses	(44,611)	(38,486)	(31,502)
Gain on early extinguishment of debt	—	2,921	19,033
Adjustment of property carrying values	(2,965)	—	(11,000)

	226,397	199,271	203,155

Provision for income taxes	(3,919)	(1,516)	(6,552)

Equity in income of real estate joint ventures, net	56,385	42,276	37,693
Minority interests in income of partnerships, net	(9,660)	(7,781)	(2,310)
Gain on sale of development properties
net of tax of $4,401, $6,998 and $6,352, respectively	12,434	10,497	9,528

Income from continuing operations	281,637	242,747	241,514

Discontinued operations:
Income from discontinued operating properties	4,741	11,554	10,184
Gain on early extinguishment of debt	—	6,760	3,222
Loss on operating properties held for sale/sold	(5,064)	(4,016)	(22,030)
Gain on disposition of operating properties	15,823	47,657	12,778

Income from discontinued operations	15,500	61,955	4,154

Gain on sale of operating properties	—	3,177	—

Net income	297,137	307,879	245,668

Original issuance costs associated with the redemption
of preferred stock	—	(7,788)	—
Preferred stock dividends	(11,638)	(14,669)	(18,437)

Net income available to common stockholders	$285,499	$285,422	$227,231

Per common share:
Income from continuing operations:
— Basic	$2.42	$2.09	$2.14

— Diluted	$2.38	$2.05	$2.12

Net income:
— Basic	$2.56	$2.67	$2.18

— Diluted	$2.51	$2.62	$2.15

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2004, 2003 and 2002
(in thousands)

	Year Ended December 31,

	2004	2003	2002

Net income	$297,137	$307,879	$245,668

Other comprehensive income:
Change in unrealized gain on marketable securities	28,594	3,798	(4,456)
Change in unrealized gain on interest rate swaps	—	620	3,264
Change in unrealized gain/(loss) on warrants	(8,252)	4,319	1,524
Change in unrealized gain/(loss) on foreign currency hedge agreements	(15,102)	(15,465)	195
Change in foreign currency translation adjustment	15,675	16,193	(436)

Other comprehensive income	20,915	9,465	91

Comprehensive income	$318,052	$317,344	$245,759

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2004, 2003 and 2002
(in thousands, except per share information)

	Preferred Stock		Common Stock		Paid-in capital	Cumulative Distribution in Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders' Equity

	Issued	Amount	Issued	Amount

Balance, January 1, 2002	992	$992	103,353	$1,034	$1,976,442	$(93,131)	$7,310	$1,892,647

Net income						245,668		245,668
Dividends ($2.10 per common share; $1.9375, $2.125 and $2.0938 per Class A, Class B and Class C Depositary Share, respectively)						(237,904)		(237,904)
Issuance of common stock			80	1	2,523			2,524
Exercise of common stock options			308	3	5,771			5,774
Conversion of Class D Preferred Stock to common stock	(92)	(92)	861	8	84			—
Other comprehensive income							91	91

Balance, December 31, 2002	900	900	104,602	1,046	1,984,820	(85,367)	7,401	1,908,800

Net income						307,879		307,879
Dividends ($2.19 per common share; $1.0979, $1.3399, $1.3610 and $1.016 per Class A, Class B, Class C and Class F Depositary Share respectively)						(252,624)		(252,624)
Issuance of common stock			4,944	49	192,703			192,752
Exercise of common stock options			1,078	11	25,777			25,788
Redemption of Class A, B and C Preferred Stock	(900)	(900)			(224,100)			(225,000)
Issuance of Class F Preferred Stock	700	700			168,086			168,786
Other comprehensive income							9,465	9,465

Balance, December 31, 2003	700	700	110,624	1,106	2,147,286	(30,112)	16,866	2,135,846

Net income						297,137		297,137
Dividends ($2.32 per common share and $1.6625 per Class F Depositary Share respectively)						(270,774)		(270,774)
Issuance of common stock			113	1	5,420			5,421
Exercise of common stock options			1,690	17	46,040			46,057
Amortization of stock option awards					1,798			1,798
Other comprehensive income							20,915	20,915

Balance, December 31, 2004	700	$700	112,427	$1,124	$2,200,544	$(3,749)	$37,781	$2,236,400

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2004	2003	2002

Cash flow from operating activities:
Net income	$297,137	$307,879	$245,668
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	102,872	89,068	76,674
Adjustment of property carrying values	2,965	—	33,031
Loss on operating properties held for sale/sold	5,064	4,016	—
Gain on sale of development properties	(16,835)	(17,495)	(15,879)
Gain on sale of operating properties	(15,823)	(50,834)	(12,778)
Gain on early extinguishment of debt	—	(9,681)	(22,255)
Minority interests in income of partnerships, net	9,660	7,781	2,430
Equity in income of real estate joint ventures, net	(56,385)	(42,276)	(37,693)
Income from other real estate investments	(23,571)	(19,976)	(13,222)
Distributions of unconsolidated investments	94,994	67,712	40,275
Change in accounts and notes receivable	(1,742)	(596)	(6,938)
Change in accounts payable and accrued expenses	2,850	(2,545)	12,612
Change in other operating assets and liabilities	(36,010)	(24,421)	(22,994)

Net cash flow provided by operating activities	365,176	308,632	278,931

Cash flow from investing activities:
Acquisition of and improvements to operating real estate	(351,369)	(917,403)	(244,750)
Acquisition of and improvements to real estate under development	(204,631)	(187,877)	(113,450)
Investment in marketable securities	(70,864)	(23,680)	(39,183)
Proceeds from sale of marketable securities	22,278	62,744	49,396
Proceeds from transferred operating properties	342,496	—	—
Investments and advances to real estate joint ventures	(203,569)	(152,997)	(157,427)
Reimbursements of advances to real estate joint ventures	80,689	93,729	16,665
Other real estate investments	(113,663)	(52,818)	(69,288)
Reimbursements of advances to other real estate investments	34,045	13,264	1,179
Redemption of minority interests in real estate partnerships	(3,781)	(4,729)	—
Investment in mortgage loans receivable	(136,637)	(64,652)	(123,242)
Collection of mortgage loans receivable	103,819	41,529	89,053
Investment in unsecured claims	(1,551)	—	—
Proceeds from sale of mortgage loan receivable	—	36,723	—
Proceeds from sale of operating properties	43,077	423,237	84,139
Proceeds from sale of development properties	156,283	90,565	108,209
Other real estate investments	—	—	2,044

Net cash flow used for investing activities	(303,378)	(642,365)	(396,655)

Cash flow from financing activities:
Principal payments on debt, excluding
normal amortization of rental property debt	(54,322)	(18,326)	(30,689)
Principal payments on rental property debt	(7,848)	(5,813)	(5,931)
Principal payments on construction loan financings	(66,950)	(40,644)	(801)
Proceeds from mortgage/construction loan financings	348,386	110,816	67,773
Borrowings under revolving credit facilities	336,675	195,000	269,000
Repayment of borrowings under revolving credit facilities	(100,000)	(190,000)	(229,000)
Proceeds from senior term loan	—	400,000	—
Proceeds from issuance of unsecured senior notes	200,000	250,000	337,000
Repayment of unsecured senior notes/term loan	(514,000)	(271,000)	(110,000)
Payment of unsecured obligation	—	—	(11,300)
Dividends paid	(265,254)	(246,301)	(235,602)
Proceeds from issuance of stock	51,447	387,327	9,389
Redemption of preferred stock	—	(225,000)	—

Net cash flow (used for) provided by financing activities	(71,866)	346,059	59,839

Change in cash and cash equivalents	(10,068)	12,326	(57,885)

Cash and cash equivalents, beginning of year	48,288	35,962	93,847

Cash and cash equivalents, end of year	$38,220	$48,288	$35,962

Interest paid during the year (net of capitalized interest
of $8,732, $8,887 and $9,089, respectively)	$108,117	$97,215	$83,977

Income taxes paid during the period	$10,694	$15,901	$12,035

The accompanying notes are an integral part of these consolidated financial statements.

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

     Additionally, in connection with the Tax Relief Extension Act of 1999 (the "RMA"), which became effective January 1, 2001, the Company is now permitted to participate in activities which it was precluded from previously in order to maintain its qualification as a Real Estate Investment Trust ("REIT"), so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code, as amended (the "Code"), subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries, is engaged in various retail real estate related opportunities including (i) merchant building, through its Kimco Developers, Inc. ("KDI") subsidiary, which is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) retail real estate advisory and disposition services which primarily focuses on leasing and disposition strategies of retail real estate controlled by both healthy and distressed and/or bankrupt retailers and (iii) acting as an agent or principal in connection with tax deferred exchange transactions.

     The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base. At December 31, 2004, the Company's single largest neighborhood and community shopping center accounted for only 1.2% of the Company's annualized base rental revenues and only 0.9% of the Company’s total shopping center gross leasable area ("GLA"). At December 31, 2004, the Company’s five largest tenants were The Home Depot, TJX Companies, Kohl’s, Kmart Corporation, and Wal-Mart, which represented approximately 3.6%, 3.1%, 2.6%, 2.6% and 1.8%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

     The principal business of the Company and its consolidated subsidiaries is the ownership, development, management and operation of retail shopping centers, including complementary services that capitalize on the Company’s established retail real estate expertise. The Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance.  Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation and Estimates

     The accompanying Consolidated Financial Statements include the accounts of the Company, its subsidiaries, all of which are wholly-owned, and all entities in which the Company has a controlling interest or has been determined to be a primary beneficiary of a variable interest entity in accordance with the provisions and guidance of Interpretation No. 46(R), Consolidation of Variable Interest Entities. All intercompany balances and transactions have been eliminated in consolidation.

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

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

     When a real estate asset is identified by management as held for sale, the Company ceases depreciation of the asset and estimates the sales price, net of selling costs. If, in management’s opinion, the net sales price of the asset is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property.

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

     In allocating the purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases is estimated based on the present value of the difference between the contractual amounts to be paid pursuant to the leases and management’s estimate of the market lease rates and other lease provisions (i.e., expense recapture, base rental changes, etc.) measured over a period equal to the estimated remaining term of the lease. The capitalized above-market or below-market intangible is amortized to rental income over the estimated remaining term of the respective leases.

     In determining the value of in-place leases, management considers current market conditions and costs to execute similar leases in arriving at an estimate of the carrying costs during the expected lease-up period from vacant to existing occupancy.  In estimating carrying costs, management includes real estate taxes, insurance, other operating expenses and estimates of lost rental revenue during the expected lease-up periods and costs to execute similar leases including leasing commissions, legal and other related costs based on current market demand. In estimating the value of tenant relationships, management considers the nature and extent of the existing tenant relationship, the expectation of lease renewals, growth prospects, and tenant credit quality, among other factors. The value assigned to in-place leases and tenant relationships is amortized over the estimated remaining term of the leases. If a lease were to be terminated prior to its scheduled expiration, all unamortized costs relating to that lease would be written off.

     Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets, as follows:

Buildings	15 to 50 years
Fixtures, building and leasehold improvements	Terms of leases or useful
(including certain identified intangible assets)	lives, whichever is shorter

     Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and replacements, which improve and extend the life of the asset, are capitalized. The useful lives of amortizable intangible assets are evaluated each reporting period with any changes in estimated useful lives being accounted for over the revised remaining useful life.

Back to Contents

     KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS, continued

Real Estate Under Development

     Real estate under development represents the ground-up development inventory of neighborhood and community shopping center projects which are subsequently sold upon completion. These properties are carried at cost and no depreciation is recorded on these assets. The cost of land and buildings under development includes specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs of personnel directly involved and other costs incurred during the period of development. The Company ceases cost capitalization when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity. If, in management’s opinion, the net sales price of these assets is less than the net carrying value, the carrying value would be adjusted to an amount to reflect the estimated fair value of the property.

Investments in Unconsolidated Joint Ventures

     The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not control, these entities. These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions.

     The Company’s joint ventures and other real estate investments primarily consist of co-investments with institutional and other joint venture partners in neighborhood and community shopping center properties, consistent with its core business. These joint ventures typically obtain non-recourse third party financing on their property investments, thus contractually limiting the Company’s losses to the amount of its equity investment; and due to the lender’s exposure to losses, a lender typically will require a minimum level of equity in order to mitigate its risk. The Company’s exposure to losses associated with its unconsolidated joint ventures is limited to its carrying value in these investments.

     On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.

Marketable Securities

     The Company classifies its existing marketable equity securities as available-for-sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are carried at fair market value, with unrealized gains and losses reported in stockholders’ equity as a component of Accumulated other comprehensive income ("OCI"). Gains or losses on securities sold are based on the specific identification method.

     All debt securities are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

     The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income is directly affected by management’s estimate of the collectability of accounts receivable.

Income Taxes

     The Company and its subsidiaries file a consolidated federal income tax return. The Company has made an election to qualify, and believes it is operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under Section 856 through 860 of the Code.

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

Foreign Currency Translation and Transactions

     Assets and liabilities of our foreign operations are translated using year-end exchange rates, and revenues and expenses are translated using exchange rates as determined throughout the year. Gains or losses resulting from translation are included in OCI, as a separate component of the Company’s stockholders’ equity. Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. The effect of the transaction’s gain or loss is included in the caption Other income/(expense), net in the Consolidated Statements of Income.

Derivative/Financial Instruments

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), as amended by SFAS No. 149 in April 2003 to clarify accounting and reporting for derivative instruments. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. This accounting standard requires the Company to measure derivative instruments at fair value and to record them in the Consolidated Balance Sheet as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract. In addition, the fair value adjustments will be recorded in either stockholders’ equity or earnings in the current period based on the designation of the derivative. The effective portions of changes in fair value of cash flow hedges are reported in OCI and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in the fair value of foreign currency hedges that are designated and effective as net investment hedges are included in the cumulative translation component of OCI in accordance with SFAS No. 52, Foreign Currency Translation, to the extent they are economically effective and are subsequently reclassified to earnings when the hedged investments are sold or otherwise disposed of. The changes in fair value of derivative instruments which are not designated as hedging instruments and the ineffective portions of hedges are recorded in earnings for the current period.

     KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS, continued

     The Company utilizes derivative financial instruments to reduce exposure to fluctuations in interest rates, foreign currency exchange rates and market fluctuation on equity securities. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company has not entered, and does not plan to enter, into financial instruments for trading or speculative purposes. Additionally, the Company has a policy of only entering into derivative contracts with major financial institutions. The principal financial instruments used by the Company are interest rate swaps, foreign currency exchange forward contracts, cross-currency swaps and warrant contracts. In accordance with the provisions of SFAS No. 133, these derivative instruments were designated and qualified as cash flow, fair value or foreign currency hedges (see Note 16).

Earnings Per Share

     The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

	2004	2003	2002

Computation of Basic Earnings Per Share:
Income from continuing operations	$281,637	$242,747	$241,514
Gain on sale of operating properties	—	3,177	—
Original issuance costs associated with the redemption of preferred stock	—	(7,788)	—
Preferred stock dividends	(11,638)	(14,669)	(18,437)

Income from continuing operations applicable to common shares	269,999	223,467	223,077
Income from discontinued operations	15,500	61,955	4,154

Net income applicable to common shares	$285,499	$285,422	$227,231

Weighted average common shares outstanding	111,430	107,092	104,458

Basic Earnings Per Share:
Income from continuing operations	$2.42	$2.09	$2.14
Income from discontinued operations	0.14	0.58	0.04

Net income	$2.56	$2.67	$2.18

Computation of Diluted Earnings Per Share:
Income from continuing operations applicable to common shares (a)	$269,999	$223,467	$223,077
Income from discontinued operations	15,500	61,955	4,154

Net income for diluted earnings per share	$285,499	$285,422	$227,231

Weighted average common shares outstanding – Basic	111,430	107,092	104,458

Effect of dilutive securities (a):
Stock options/deferred stock awards	2,142	1,678	1,003

Shares for diluted earnings per share	113,572	108,770	105,461
Diluted Earnings Per Share:
Income from continuing operations	$2.38	$2.05	$2.12
Income from discontinued operations	0.13	0.57	0.03

Net income	$2.51	$2.62	$2.15

     KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS, continued

    (a) The effect of the assumed conversion of downREIT units had an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

     The Company maintains a stock option plan (the "Plan"), for which prior to January 1, 2003, the Company accounted for under the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25). Effective January 1, 2003, the Company adopted the prospective method provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment of FASB Statement No. 123 ("SFAS No. 148"), which will apply the recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") to all employee awards granted, modified or settled after January 1, 2003. Awards under the Company’s Plan generally vest ratably over a three-year term and expire ten years from the date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of net income is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding stock awards in each period (amounts presented in thousands, expect per share data):

	Year Ended December 31,
	2004	2003	2002

Net income, as reported	$297,137	$307,879	$245,668
Add: Stock based employee compensation expense included in reported net income	1,650	148	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(3,316)	(3,095)	(3,153)

Pro Forma Net Income – Basic	$295,471	$304,932	$242,515

Earnings Per Share
Basic – as reported	$2.56	$2.67	$2.18

Basic – pro forma	$2.55	$2.64	$2.15

Net income for diluted earnings per share	$285,499	$285,422	$227,231
Add: Stock based employee compensation expense included in reported net income	1,650	148	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(3,316)	(3,095)	(3,153)

Pro Forma Net Income – Diluted	$283,833	$282,475	$224,078

Earnings Per Share
Diluted – as reported	$2.51	$2.62	$2.15

Diluted – pro forma	$2.50	$2.60	$2.12

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

These pro forma adjustments to net income and net income per diluted common share assume fair values of each option grant estimated using the Black-Scholes option pricing formula. The more significant assumptions underlying the determination of such fair values for options granted during 2004, 2003 and 2002 include: (i) weighted average risk-free interest rates of 3.30%, 2.84% and 3.06%, respectively; (ii) weighted average expected option lives of 3.72 years, 3.8 years and 4.1 years, respectively; (iii) weighted average expected volatility of 16.69%, 15.26% and 16.12%, respectively, and (iv) weighted average expected dividend yield of 5.59%, 6.25% and 6.87%, respectively. The per share weighted average fair value at the dates of grant for options awarded during 2004, 2003 and 2002 was $4.27, $2.35 and $1.50, respectively.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (i) the equity investors (if any) do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional financial support. In addition, effective upon issuance, FIN 46 requires additional disclosures by the primary beneficiary and other significant variable interest holders. The provisions of FIN 46 apply immediately to VIEs created after January 31, 2003. In October 2003, the FASB issued FASB Staff Position 46-6, which deferred the effective date to December 31, 2003 for applying the provisions of FIN 46 for interests held by public companies in all VIEs created prior to February 1, 2003. Additionally, in December 2003, the FASB issued Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003) ("FIN 46(R)"). The provisions of FIN 46(R) are effective as of March 31, 2004 for all non-special purpose entity ("non-SPE") interests held by public companies in all variable interest entities created prior to February 1, 2003. The adoption of FIN 46(R) did not have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123, (revised 2004) Share-Based Payment ("SFAS No. 123(R)"), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is effective for interim periods beginning after June 15, 2005. The impact of adopting this statement is not expected to have a material adverse impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued Statement No. 153, Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29 ("SFAS No. 153"). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion No. 29 to eliminate the exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The impact of adopting this statement is not expected to have a material adverse impact on the Company’s financial position or results of operations.

Reclassifications

Certain reclassifications of prior years’ amounts have been made to conform with the current year presentation.

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

2.	Real Estate:

The Company’s components of Rental property consist of the following (in thousands):

	December 31,
	2004	2003

Land	$651,281	$664,069
Buildings and improvements
Buildings	2,660,262	2,743,111
Building improvements	106,061	51,042
Tenant improvements	263,322	338,205
Fixtures & leasehold improvements	15,697	14,627
Other rental property, net (1)	32,067	58,012

	3,728,690	3,869,066
Accumulated depreciation and amortization	(634,642)	(568,988)

Total	$3,094,048	$3,300,078

(1)	At December 31, 2004 and 2003, Other rental property, net consisted of intangible assets including $14,232 and $32,207, respectively, of in-place leases, $10,188 and $12,913, respectively, of tenant relationships and $7,647 and $12,892, respectively, of above-market leases. In addition, at December 31, 2004 and 2003, the Company had intangible liabilities relating to below-market leases from property acquisitions of approximately $50.0 million and $38.1 million, respectively. These amounts are included in the caption Other liabilities in the Company’s Consolidated Balance Sheets.

3.	Property Acquisitions, Developments and Other Investments:

Operating Properties

Acquisition of Existing Shopping Centers -

During the years 2004, 2003 and 2002, the Company acquired operating properties, in separate transactions, at aggregate costs of approximately $440.5 million, $293.9 million and $258.7 million, respectively.

Ground-Up Development -

During July 2004, the Company acquired land in Huehuetoca, Mexico, through a joint venture in which the Company has a 95% controlling interest, for a purchase price of approximately $6.9 million. The property will be developed as a grocery-anchored retail center with a projected total cost of approximately $15.3 million.

During August 2004, the Company acquired land located in San Luis Potosi, Mexico, through a joint venture in which the Company currently has a 64.4% controlling interest for a purchase price of approximately $5.8 million. The property was developed into a retail center by the grocery tenant anchoring the project. During December 2004, the Company acquired the completed building improvements from the tenant for a purchase price of approximately 77.2 million pesos ("MXN") (approximately USD $6.9 million).

During December 2004, the Company acquired land located in Reynosa, Mexico for a purchase price of approximately $13.8 million. The property will be developed as a grocery anchored retail center with a projected total cost of approximately $22.0 million.

Other -

During June 2004, the Company acquired an operating property through the acquisition of a 50% partnership interest in a joint venture in which the Company held a 50% interest. The property, acquired for approximately $12.5 million, is located in Tempe, AZ and is comprised of 0.2 million square feet of GLA.

During December 2004, the Company acquired a shopping center property through the acquisition of a 50% partnership interest in a joint venture in which the Company held a 50% interest. The property, acquired for approximately $4.5 million, is located in Tampa, FL and is comprised of 0.1 million square feet of GLA.

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Additionally during December 2004, the Company acquired interests in two parking facilities and a medical office building located in Allegheny, PA that are subject to a ground lease, for a purchase price of approximately $29.8 million.

Additionally during 2004, the Company acquired seven self-storage facilities located in various states through a joint venture in which the Company currently holds a 100% economic interest, for an aggregate purchase price of approximately $28.5 million. The Company has cross-collateralized these properties with approximately $20.9 million of non-recourse floating rate mortgage debt which matures in April 2006 and has an interest rate of LIBOR plus 2.75% (5.17% at December 31, 2004). Based upon the provisions of FIN 46(R), the Company has determined that this entity is a VIE. The Company has further determined that the Company is the primary beneficiary of this VIE and has therefore consolidated this entity for financial reporting purposes. The Company’s exposure to losses associated with this entity is limited to the Company’s capital investment, which was approximately $7.5 million at December 31, 2004.

These operating property acquisitions, development costs and other investments have been funded principally through the application of proceeds from the Company's public unsecured debt issuances, equity issuances and proceeds from mortgage financings.

Merchant Building Inventory -

Effective January 1, 2001, the Company elected taxable REIT subsidiary status for its wholly-owned development subsidiary, Kimco Developers, Inc. ("KDI"). KDI is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion.

During the years 2004, 2003 and 2002, KDI expended approximately $205.2 million, $208.9 million and $148.6 million, respectively, in connection with the purchase of land and construction costs related to its ground-up development projects.

These merchant building acquisition and development costs have been funded principally through proceeds from sales of completed projects and construction financings.

Mid-Atlantic Realty Trust Merger:

During June 2003, the Company and Mid-Atlantic Realty Trust ("Mid-Atlantic") entered into a definitive merger agreement whereby Mid-Atlantic would merge with and into a wholly-owned subsidiary of the Company (the "Merger" or "Mid-Atlantic Merger"). The Merger required the approval of holders of 66⅔% of Mid-Atlantic’s outstanding shares. Subject to certain conditions, limited partners in Mid-Atlantic’s operating partnership were offered the same cash consideration for each outstanding unit and offered the opportunity (in lieu of cash) to exchange their interests for preferred units in the operating partnership upon the closing of the transaction.

The shareholders of Mid-Atlantic approved the Merger on September 30, 2003, and the closing occurred on October 1, 2003. Mid-Atlantic shareholders received cash consideration of $21.051 per share. In addition, more than 99.0% of the limited partners in Mid-Atlantic’s operating partnership elected to have their partnership units redeemed for cash consideration equal to $21.051 per unit.

The transaction had a total value of approximately $700.0 million, including the assumption of approximately $216.0 million of debt. The Company funded the transaction with available cash, a new $400.0 million bridge facility and funds from its existing revolving credit facility.

In connection with the Merger, the Company acquired interests in 41 operating shopping centers, one regional mall, two shopping centers under development and eight other commercial assets. The properties had a GLA of approximately 5.7 million square feet, of which approximately 95.0% of the stabilized square footage is currently leased. The Company also acquired approximately 80.0 acres of undeveloped land. The properties are located primarily in Maryland, Virginia, New York, Pennsylvania, Massachusetts and Delaware. The Company has transferred many of the properties to its strategic co-investment programs. For financial reporting purposes, the Merger was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations ("SFAS No. 141").

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

       During December 2003, the Company disposed of the one regional mall and the adjacent annex acquired in the Merger located in Bel Air, MD for a sales price of approximately $71.0 million, which approximated its net book value.

4.     Dispositions of Real Estate:

Operating Real Estate -

     During 2004, the Company (i) disposed of, in separate transactions, 16 operating properties and one ground lease for an aggregate sales price of approximately $81.1 million, including the assignment of approximately $8.0 million of non-recourse mortgage debt encumbering one of the properties; cash proceeds of approximately $16.9 million from the sale of two of these properties were used in a 1031 exchange to acquire shopping center properties located in Roanoke, VA, and Tempe, AZ, (ii) transferred 17 operating properties to KROP, as defined below, for an aggregate price of approximately $197.9 million and (iii) transferred 21 operating properties, comprising approximately 3.2 million square feet of GLA, to various co-investment ventures in which the Company has non-controlling interests ranging from 10% to 30% for an aggregate price of approximately $491.2 million. A significant portion of the properties transferred were acquired in the Mid-Atlantic Merger. (See Note 6.)

     During 2003, the Company disposed of, in separate transactions, (i) 10 operating properties, for an aggregate sales price of approximately $119.1 million, including the assignment of approximately $1.7 million of mortgage debt encumbering one of the properties, (ii) two regional malls for an aggregate sales price of approximately $135.6 million, including the Bel Air, MD property referred to above, (iii) one out-parcel for a sales price of approximately $8.1 million, (iv) transferred three operating properties to KROP, as defined below, for a price of approximately $144.2 million, (v) transferred an operating property to a newly formed joint venture in which the Company holds a 10% non-controlling interest for a price of approximately $21.9 million and (vi) terminated four leasehold positions in locations where a tenant in bankruptcy had rejected its lease. (See Note 6.)

Merchant Building Inventory -

     During 2004, KDI sold, in separate transactions, five of its recently completed projects, three completed phases of projects and 29 out-parcels for approximately $170.2 million. These sales resulted in pre-tax gains of approximately $16.8 million.

     During 2003, KDI sold four of its recently completed project and 26 out-parcels, in separate transactions, for approximately $134.6 million, which resulted in pre-tax gains of approximately $17.5 million.

     During 2002, KDI sold four of its recently completed projects and eight out-parcels for approximately $128.7 million, including the assignment of approximately $17.7 million in mortgage debt encumbering one of the properties. These sales resulted in pre-tax gains of approximately $15.9 million.

5.     Adjustment of Property Carry Values:

     As part of the Company’s periodic assessment of its real estate properties with regard to both the extent to which such assets are consistent with the Company’s long-term real estate investment objectives and the performance and prospects of each asset, the Company determined in December 2004 that its investment in an operating property comprised of approximately 0.1 million square feet of GLA, with a book value of approximately $3.8 million, net of accumulated depreciation of approximately $2.6 million, may not be fully recoverable. Based upon management’s assessment of current market conditions and lack of demand for the property, the Company reduced its anticipated holding period of this investment. As a result, the Company determined that its investment in this asset was not fully recoverable and recorded an adjustment of property carrying value of approximately $3.0 million to reflect the property’s estimated fair value. The Company’s determination of estimated fair value is based upon third-party purchase offers less estimated closing costs.

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

     The Company determined in 2002 that its investment in four operating properties comprised of an aggregate 0.4 million square feet of GLA, with an aggregate net book value of approximately $23.8 million, may not be fully recoverable. Based upon management’s assessment of current market conditions and lack of demand for the properties, the Company reduced its anticipated holding period of these investments.

     As a result of the reduction in the anticipated holding period, together with a reassessment of the potential future operating cash flows of the properties and the effects of current market conditions, the Company determined that its investment in these assets was not fully recoverable and recorded an adjustment of property carrying values aggregating approximately $12.5 million in 2002, of which approximately $1.5 million is included in the caption Income from discontinued operations on the Company’s Consolidated Statements of Income.

6.     Discontinued Operations and Assets Held for Sale:

     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144") the Company reports as discontinued operations assets held-for-sale (as defined by SFAS No. 144) as of the end of the current period and assets sold subsequent to the adoption of SFAS No. 144. All results of these discontinued operations, are included in a separate component of income on the Consolidated Statements of Income under the caption Discontinued operations. This change has resulted in certain reclassifications of 2004, 2003 and 2002 financial statement amounts.

     The components of Income from discontinued operations for each of the three years in the period ended December 31, 2004 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2004, 2003 and 2002 and a full year of operations for those assets classified as held for sale as of December 31, 2004 (in thousands):

	2004	2003	2002

Discontinued Operations:
Revenues from rental property	$7,604	$23,563	$34,394
Rental property expenses	(2,304)	(7,555)	(14,154)

Income from property operations	5,300	16,008	20,240
Depreciation of rental property	(1,098)	(4,368)	(7,160)
Interest expense	(292)	—	(2,360)
Other income/(expense)	831	(86)	(536)

Income from discontinued operating
properties	4,741	11,554	10,184
Gain on early extinguishment of debt	—	6,760	3,222
Loss on operating properties held for
sale/sold	(5,064)	(4,016)	(22,030)
Gain on disposition of operating
properties	15,823	47,657	12,778

Income from discontinued operations	$15,500	$61,955	$4,154

     During December 2004, the Company reclassified as held-for-sale a shopping center property located in Melbourne, FL, comprising approximately 0.1 million square feet of GLA. The operations associated with this property for the current and comparative years, have been included in the caption Income from discontinued operations on the Company’s Consolidated Statements of Income.

     During March 2004, the Company reclassified as held-for-sale two shopping center properties comprising approximately 0.3 million square feet of GLA. The book value of these properties, aggregating approximately $8.7 million, net of accumulated depreciation of approximately $4.2 million, exceeded their estimated fair value. The Company’s determination of the fair value of these properties, aggregating approximately $4.5 million, is based upon contracts of sale with third parties less estimated selling costs. As a result, the Company has recorded a loss resulting from an adjustment of property carrying values of $4.2 million. During March 2004, the Company completed the sale of one of these properties, comprising approximately 0.1 million square feet of GLA, for a sales price of approximately $1.1 million. During June 2004, the Company completed the sale of the other property, comprising approximately 0.2 million square feet of GLA, for a sales price of approximately $3.9 million. The loss associated with these transactions along with the related property operations for the current and comparative years, has been included in the caption Income from discontinued operations on the Company’s Consolidated Statements of Income.

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

     During December 2003, the Company identified two operating properties, comprised of approximately 0.2 million square feet of GLA, as held-for-sale. The book value of these properties, aggregating approximately $19.4 million, net of accumulated depreciation of approximately $2.1 million, exceeded their estimated fair value. The Company’s determination of the fair value of these properties, aggregating approximately $15.4 million, is based upon contracts of sale with third parties less estimated selling costs. As a result, the Company recorded a loss resulting from an adjustment of property carrying values of approximately $4.0 million. This adjustment is included, along with the related property operations for the current and comparative years, in the caption Income from discontinued operations on the Company’s Consolidated Statements of Income.

     During 2003, the Company reached agreement with certain lenders in connection with three individual non-recourse mortgages encumbering three former Kmart sites. The Company paid approximately $14.2 million in full satisfaction of these loans, which aggregated approximately $24.0 million. As a result of these transactions, the Company recognized a gain on early extinguishment of debt of approximately $9.7 million during 2003, of which $6.8 million is included in Income from discontinued operations.

     During November 2002, the Company disposed of an operating property located in Chicago, IL. Net proceeds from this sale of approximately $8.0 million were accepted by a lender in full satisfaction of an outstanding mortgage loan of approximately $11.5 million. As a result of this transaction, the Company recognized a gain of early extinguishment of debt of approximately $3.2 million.

     During 2002, the Company identified two operating properties, comprised of approximately 0.2 million square feet of GLA, as "held for sale" in accordance with SFAS No. 144. The book value of these properties, aggregating approximately $28.4 million, net of accumulated depreciation of approximately $2.9 million, exceeding their estimated fair value. The Company’s determination of the fair value of these properties, aggregating approximately $7.9 million, is based upon executed contracts of sale with third parties less estimated selling costs. As a result, the Company recorded an adjustment of property carrying values of $20.5 million.

7.     Investment and Advances in Real Estate Joint Ventures:

Kimco Income REIT ("KIR") -

     During 1998, the Company formed KIR, an entity that was established for the purpose of investing in high quality real estate properties financed primarily with individual non-recourse mortgages. These properties include, but are not limited to, fully developed properties with strong, stable cash flows from credit-worthy retailers with long-term leases. The Company originally held a 99.99% limited partnership interest in KIR. Subsequent to KIR’s formation, the Company sold a significant portion of its original interest to an institutional investor and admitted three other limited partners. KIR had received total capital commitments of $569.0 million, of which the Company subscribed for $247.0 million and the four limited partners subscribed for $322.0 million. During 2004, the KIR partners elected to cancel the remaining unfunded capital commitments of $99.0 million, including $42.9 million from the Company. As of December 31, 2004, the Company had a 43.3% non-controlling limited partnership interest in KIR.

     In addition, KIR entered into a master management agreement with the Company, whereby the Company will perform services for fees related to management, leasing, operations, supervision and maintenance of the joint venture properties. For the years ended December 31, 2004, 2003 and 2002, the Company (i) earned management fees of approximately $2.9 million, $2.9 million and $2.5 million, respectively, (ii) received reimbursement of administrative fees of approximately $0.4 million, $0.4 million and $1.0 million, respectively, and (iii) earned leasing commissions of approximately $0.3 million, $0.5 million and $0.8 million, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

     During April 2004, KIR disposed of an operating property located in Las Vegas, NV, for a sales price of approximately $21.5 million, which approximated its net book value.

     During 2003, KIR purchased two shopping center properties, in separate transactions, aggregating approximately 0.6 million square feet of GLA, for approximately $103.5 million.

     During 2003, KIR disposed of two out-parcels in Las Vegas, NV, for an aggregate sales price of approximately $1.4 million, which approximated their net book value.

     During 2003, KIR obtained individual non-recourse, non-cross-collateralized fixed-rate ten-year mortgages aggregating $78.0 million on two of its previously unencumbered properties, with rates ranging from 5.54% to 5.82% per annum. The net proceeds were used to satisfy the outstanding balance on the secured credit facility and partially fund the acquisition of various shopping center properties.

     During September 2003, KIR elected to terminate its secured revolving credit facility. This facility was scheduled to expire in November 2003 and had $5.0 million outstanding at the time of termination, which was paid in full.

     As of December 31, 2004, the KIR portfolio was comprised of 69 shopping center properties aggregating approximately 14.4 million square feet of GLA located in 20 states.

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

     During April 2004, the RioCan Venture acquired an operating property located in Mississauga, Ontario, comprising approximately 0.2 million square feet of GLA, for a purchase price of approximately CAD $44.2 million (approximately USD $32.3 million). During August 2004, the RioCan Venture obtained approximately CAD $28.7 million (approximately USD $21.6 million) of mortgage debt on this property. The loan bears interest at a fixed rate of 6.37% with payments of principal and interest due monthly. The loan is scheduled to mature in August of 2014.

      During 2003, the RioCan Venture acquired a shopping center property comprising  approximately 0.2 million square feet of GLA for a price of approximately CAD $42.6 million (approximately USD $29.0 million) including the assumption of approximately CAD $28.7 million (approximately USD $19.6 million) of mortgage debt. Additionally during 2003, the RioCan Venture acquired, in a single transaction, four parcels of land adjacent to an existing property for a purchase price of approximately CAD $18.7 million (approximately USD $14.2 million). This property was subsequently encumbered with non-recourse mortgage debt of approximately CAD $16.3 million (approximately USD $12.4 million).

     As of December 31, 2004, the RioCan Venture was comprised of 33 operating properties and three development properties consisting of approximately 7.7 million square feet of GLA.

Kimco / G.E. Joint Venture ("KROP")

     During 2001, the Company formed a joint venture (the "Kimco Retail Opportunity Portfolio" or "KROP") with GE Capital Real Estate ("GECRE"), in which the Company has a 20% non-controlling interest and manages the portfolio. The purpose of this joint venture is to acquire established high-growth potential retail properties in the United States. Total capital commitments to KROP from GECRE and the Company are for $200.0 million and $50.0 million, respectively, and such commitments are funded proportionately as suitable opportunities arise and are agreed to by GECRE and the Company.

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

     During 2004, GECRE and the Company contributed approximately $71.4 million and $17.9 million, respectively, toward their capital commitments. As of December 31, 2004,  KROP had unfunded capital commitments of $55.0 million, including $11.0 million by the Company. Additionally, GECRE and the Company provided short-term interim financing for all acquisitions made by KROP without a mortgage in place at the time of acquisition. All such financing bears interest at rates ranging from LIBOR plus 4.0% to LIBOR plus 5.25% and have maturities of less than one year. As of December 31, 2004, there was no outstanding short-term interim financing due to GECRE or the Company. KROP had outstanding short-term interim financing due to GECRE and the Company totaling $16.8 million each as of December 31, 2003.

     During 2004, KROP acquired 19 operating properties for an aggregate purchase price of approximately $242.6 million, including the assumption of approximately $63.5 million of individual non-recourse mortgage debt encumbering eight of the properties.

     During 2004, KROP disposed of five operating properties and three out-parcels for an aggregate sales price of approximately $65.8 million, including the assignment of approximately $7.2 million of non-recourse mortgage debt encumbering one of the properties. These sales resulted in an aggregate gain of approximately $20.2 million.

     During 2004, KROP obtained one non-recourse, cross-collateralized, fixed-rate mortgage aggregating $30.7 million on four properties with a rate of 4.74% for five years. KROP also obtained individual non-recourse, non-cross-collateralized fixed-rate mortgages aggregating approximately $22.0 million on two of its previously unencumbered properties with rates ranging from 5.0% to 5.1% with terms of five years.

     During 2004, KROP obtained one non-recourse, cross-collateralized, variable-rate mortgage aggregating $54.4 million on six properties with a rate of LIBOR plus 2.25% with a term of two years. KROP also obtained one non-recourse, non-cross collateralized variable rate mortgage for $23.2 million on one of its previously unencumbered properties with a rate of LIBOR plus 1.8% with a three-year term. In order to mitigate the risks of interest rate fluctuations associated with these variable-rate obligations, KROP entered into interest rate cap agreements for the notional values of these mortgages.

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

     During 2003, KROP obtained individual non-recourse, non-cross-collateralized fixed-rate mortgages aggregating approximately $89.3 million on three of its previously unencumbered properties with rates ranging from 4.25% to 5.92% and terms ranging from five to ten years.

     During 2003, KROP obtained individual non-recourse, non-cross-collateralized variable-rate five-year mortgages aggregating approximately $35.6 million on five of its previously unencumbered properties with rates ranging from LIBOR plus 2.2% to LIBOR plus 2.5%. In order to mitigate the risks of interest rate fluctuations associated with these variable-rate obligations, KROP entered into interest rate cap agreements for the notional values of these mortgages.

     As of December 31, 2004, the KROP portfolio was comprised of 37 shopping center properties aggregating approximately 5.3 million square feet of GLA located in 15 states.

Other Real Estate Joint Ventures –

     The Company and its subsidiaries have investments in and advances to various other real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases.

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

     During January 2004, the Company acquired a property located in Marlborough, MA, through a joint venture in which the Company has a 40% non-controlling interest. The property was acquired for a purchase price of approximately $26.5 million, including the assumption of approximately $21.2 million of non-recourse mortgage debt encumbering the property.

     During September 2004, the Company acquired a property located in Pompano, FL, comprising approximately 0.1 million square feet of GLA, through a newly formed joint venture in which the Company has a 20% non-controlling interest, for approximately $20.4 million.

     During October 2004, the Company transferred 50% of the Company’s 90% interest in an operating property located in Juarez, Mexico to a joint venture partner for approximately USD $5.4 million, which approximated its carrying value. As a result of this transaction, the Company now holds a 45% non-controlling interest in this property and now accounts for its investment under the equity method of accounting.

     Additionally during October 2004, the Company acquired an operating property located in Valdosta, GA, comprising approximately 0.2 million square feet of GLA, through a newly formed joint venture in which the Company has a 50% non-controlling interest. The property was acquired for a purchase price of approximately $10.7 million, including the assumption of approximately $8.0 million of non-recourse mortgage debt encumbering the property.

     During December 2004, a newly formed joint venture in which the Company has a 15% non-controlling interest acquired the Price Legacy Corporation ("Price Legacy"). Price  Legacy was acquired for a purchase price of approximately $1.2 billion, including the assumption of approximately $328.7 million in existing non-recourse mortgage debt. Simultaneously with the closing of this transaction, the joint venture obtained approximately $521.9 million of additional non-recourse mortgage debt. The Company’s equity investment in this joint venture was approximately $33.6 million. Additionally, the Company provided approximately $30.6 million of secured mezzanine financing. This interest only loan bears interest at a fixed rate of 7.5% per annum payable monthly and matures in December 2006. The Company also provided a secured short-term promissory note of approximately $8.2 million. This interest only note bears interest at LIBOR plus 4.5% payable monthly and matures June 30, 2005. In connection with this transaction, the joint venture acquired 33 operating properties aggregating approximately 7.6 million square feet of GLA located in ten states. Additionally, the Company entered into a management agreement whereby, the Company will perform services for fees related to management, leasing, operations, supervision and maintenance of the properties.

Also during December 2004, the Company acquired an operating property located in Bellevue, WA, comprising approximately 0.5 million square feet of GLA, through a joint venture in which the Company has a 50% non-controlling interest, for approximately $102.0 million.

     During 2004, the Company transferred 12 operating properties, comprising approximately 1.5 million square feet of GLA, to a newly formed joint venture in which the Company has a 15% non-controlling interest, for a price of approximately $269.8 million, including an aggregate $161.2 million of individual non-recourse mortgage debt encumbering the properties. Simultaneously with the transfer, the Company entered into a management agreement whereby the Company will perform services for fees related to management, leasing, operations, supervision and maintenance of the joint venture properties. In addition, the Company will earn fees related to the acquisition and disposition of properties by the venture. During 2004, the Company earned management fees and acquisition fees of approximately $1.1 million and $1.3 million, respectively.

     Additionally during 2004, the Company transferred, in separate transactions, eight operating properties comprising approximately 1.5 million square feet of GLA, to newly formed joint ventures in which the Company has non-controlling interests ranging from 10% to 30%, for an aggregate price of approximately $216.0 million, including the assignment of approximately $95.5 million of non-recourse mortgage debt and $24.1 million of downReit units.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

     During 2003, the Company acquired, in separate transactions, three operating properties through newly formed joint ventures in which the Company has non-controlling interests ranging from 20% to 42.5%, for an aggregate purchase price of approximately $36.3 million, including the assumption of approximately $19.3 million of non-recourse mortgage debt encumbering one of the properties.

     During August 2003, the Company acquired a property located in Shaumburg, IL, through a joint venture in which the Company has a 45% non-controlling interest. The property was purchased for a purchase price of approximately $66.6 million. Simultaneously with the acquisition, the venture obtained a $51.6 million non-recourse mortgage at a floating interest rate of LIBOR plus 2.25%.

     During December 2003, the Company, in a single transaction, sold a 50.0% interest in each of its properties located in Saltillo and Monterrey, Mexico for an aggregate sales price of approximately 240.4 million pesos ("MXN") (USD $21.4 million) which approximated 50.0% of their aggregate carrying value. As a result, the Company has a  50% non-controlling interest in these properties and accounts for the investment under the equity method of accounting.

     Additionally, during the year ended December 31, 2003, the Company acquired 11 properties, in separate transactions, through various joint ventures in which the Company has a 50% non-controlling interest. These properties were acquired for an aggregate purchase price of approximately $113.3 million, including $40.5 million of non-recourse debt encumbering six of the properties.

     The Company accounts for its investments in unconsolidated real estate joint ventures under the equity method of accounting.

     Summarized financial information for the recurring operations of these real estate joint ventures is as follows (in millions):

	December 31,
	2004	2003

Assets:
Real estate, net	$5,451.0	$3,313.0
Other assets	200.5	156.2

	$5,651.5	$3,469.2

Liabilities and Partners’ Capital:
Mortgages payable	$3,781.0	$2,330.0
Notes payable	40.0	33.6
Construction loans	29.1	13.7
Other liabilities	115.5	107.2
Minority interest	36.5	10.8
Partners’ capital	1,649.4	973.9

	$5,651.5	$3,469.2

	Year Ended December 31,
	2004	2003	2002

Revenues from rental property	$545.8	$423.3	$309.1

Operating expenses	(155.6)	(119.2)	(76.8)
Interest	(171.0)	(137.9)	(106.3)
Depreciation and amortization	(97.1)	(66.4)	(40.6)
Other, net	(5.8)	(9.3)	(5.2)

	(429.5)	(332.8)	(228.9)

Income from continuing operations	116.3	90.5	80.2
Discontinued Operations:
Income from discontinued operations	1.8	3.7	1.6
Gain on dispositions of properties	20.2	0.0	0.7

Net income	$138.3	$94.2	$82.5

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

     Other liabilities in the accompanying Consolidated Balance Sheets include accounts with certain real estate joint ventures totaling approximately $13.7 million and $11.0 million at December 31, 2004 and 2003, respectively. The Company and its subsidiaries have varying equity interests in these real estate joint ventures, which may differ from their proportionate share of net income or loss recognized in accordance with generally accepted accounting principles.

     The Company’s maximum exposure to losses associated with its unconsolidated joint ventures is limited to its carrying value in these investments. As of December 31, 2004 and 2003, the Company’s carrying value in these investments approximated $595.2 million and $487.4 million, respectively.

8.     Other Real Estate Investments:

Ward Venture -

     During March 2001, through a taxable REIT subsidiary, the Company formed a real estate joint venture (the "Ward Venture"), in which the Company has a 50% interest, for purposes of acquiring asset designation rights for substantially all of the real estate property interests of the bankrupt estate of Montgomery Ward LLC and its affiliates. These asset designation rights have provided the Ward Venture the ability to direct the ultimate disposition of the 315 fee and leasehold interests held by the bankrupt estate. The asset designation rights expired in August 2002 for the leasehold positions and expired in December 2004 for the fee owned locations. During the marketing period, the Ward Venture was responsible for all carrying costs associated with the properties until the property was designated to a user. As of December 31, 2004, there was one remaining property which was sold pursuant to an installment sales agreement. Per the agreement, the purchase price for this property will be paid by November 15, 2006.

     During 2004, the Ward Venture completed transactions on four properties and the Company recognized pre-tax profits of approximately $2.5 million.

     During 2003, the Ward Venture completed transactions on seven properties and the Company recognized pre-tax profits of approximately $3.5 million.

     During 2002, the Ward Venture completed transactions on 32 properties and the Company recognized pre-tax profits of approximately $11.3 million.

Leveraged Lease -

     During June 2002, the Company acquired a 90% equity participation interest in an existing leveraged lease of 30 properties. The properties are leased under a long-term bond-type net lease whose primary term expires in 2016, with the lessee having certain renewal option rights. The Company’s cash equity investment was approximately $4.0 million. This equity investment is reported as a net investment in leveraged lease in accordance with SFAS No. 13, Accounting for Leases (as amended).

     During 2002, four of these properties were sold, whereby the proceeds from the sales were used to pay down the mortgage debt by approximately $9.6 million.

     During 2003, four properties were sold, whereby the proceeds from the sales were used to pay down the mortgage debt by approximately $9.1 million.

     During 2004, an additional three properties were sold, whereby the proceeds from the sales were used to pay down the mortgage debt by approximately $5.5 million. As of December 31, 2004, the remaining 19 properties were encumbered by third-party non-recourse debt of approximately $64.9 million that is scheduled to fully amortize during the primary term of the lease from a portion of the periodic net rents receivable under the net lease.

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

     As an equity participant in the leveraged lease, the Company has no recourse obligation for principal or interest payments on the debt, which is collateralized by a first mortgage lien on the properties and collateral assignment of the lease. Accordingly, this obligation has been offset against the related net rental receivable under the lease.

     At December 31, 2004 and 2003, the Company’s net investment in the leveraged lease consisted of the following (in millions):

	2004	2003

Remaining net rentals	$72.5	$73.7
Estimated unguaranteed residual value	48.8	53.3
Non-recourse mortgage debt	(58.4)	(66.2)
Unearned and deferred income	(59.1)	(57.2)

Net investment in leveraged lease	$3.8	$3.6

Kimsouth -

     During November 2002, the Company, through its taxable REIT subsidiary, together with Prometheus Southeast Retail Trust, completed the merger and privatization of Konover Property Trust, which has been renamed Kimsouth Realty, Inc., ("Kimsouth"). The  Company acquired 44.5% of the common stock of Kimsouth, which consisted primarily of 38 retail shopping center properties comprising approximately 4.6 million square feet of GLA. Total acquisition value was approximately $280.9 million, including approximately $216.2 million in assumed mortgage debt. The Company’s non-controlling investment in Kimsouth differs from its share of historical net book value of assets and liabilities of Kimsouth. The Company’s investment strategy with respect to Kimsouth includes re-tenanting, repositioning and disposition of the properties.

     During 2004, Kimsouth disposed of 11 shopping center properties, in separate transactions, for an aggregate sales price of approximately $110.2 million, including the assignment of approximately $2.7 million of mortgage debt encumbering one of the properties. During 2004, the Company recognized pre-tax profits from the Kimsouth investment of approximately $10.6 million, which is included in the caption Income from Other Real Estate Investments on the Company’s Consolidated Statements of Income.

     During 2003, Kimsouth disposed of 14 shopping center properties, in separate transactions, for an aggregate sales price of approximately $84.0 million, including the assignment of approximately $18.4 million of mortgage debt encumbering six of the properties. During 2003, the Company recognized pre-tax profits from the Kimsouth investment of approximately $12.1 million.

     Selected financial information for Kimsouth is as follows (in millions):

	December 31,
	2004	2003

Assets:
Operating real estate, net	$—	$125.7
Real estate held for sale	111.5	95.5
Other assets	7.6	20.8

	$119.1	$242.0

Liabilities and Stockholders’
Equity:
Mortgages payable	$77.5	$137.0
Other liabilities	1.5	3.6
Stockholders’ equity	40.1	101.4

	$119.1	$242.0

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Year Ended December 31,
	2004	2003	2002

Discontinued Operations
Revenues from Rental Property	$21.8	$34.4	$39.0
Operating expenses	(7.5)	(10.5)	(12.3)
Interest	(7.9)	(13.7)	(15.6)
Depreciation and amortization	(4.5)	(9.5)	(11.4)
Other, net	(0.4)	(0.1)	(8.7)

	1.5	0.6	(9.0)
Gain on disposition of
properties	8.7	12.8	0.2
Gain on disposition of joint
ventures	—	—	2.2
Adjustment of property carrying
values	(14.3)	—	—

Net income/(loss) from
discontinued operations	$(4.1)	$13.4	$(6.6)

     As of December 31, 2004, the Kimsouth portfolio was comprised of 12 properties, including the remaining office component of an operating property sold in 2004, aggregating approximately 2.1 million square feet of GLA located in five states.

Preferred Equity Capital -

     During 2002, the Company established a Preferred Equity program, which provides capital to developers and owners of shopping centers. During 2004 and 2003, the Company provided, in separate transactions, an aggregate of approximately $101.0 million and $45.5 million, respectively, in investment capital to developers and owners of 54 shopping centers. As of December 31, 2004, the Company’s net investment under the Preferred Equity program was approximately $157.0 million relating to 62 properties. For the years ended December 31, 2004, 2003 and 2002, the Company earned approximately $11.4 million, including incentive fees earned from four capital transactions, $4.6 million, including incentive fees earned from two capital transactions, and $1.0 million, respectively, from these investments.

     The Company accounts for its investments in Preferred Equity investments under the equity method of accounting.

     Summarized financial information relating to the Company’s preferred equity investments is as follows (in millions):

	December 31,
	2004	2003

Assets:
Real estate, net	$715.5	$326.3
Other assets	29.3	18.8

	$744.8	$345.1

Liabilities and Partners’ Capital:
Notes and mortgages payable	$548.3	$245.4
Other liabilities	15.4	6.5
Partners’ capital	181.1	93.2

	$744.8	$345.1

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Year Ended December 31,
	2004	2003

Revenues from Rental Property	$61.6	$38.8

Operating expenses	(19.4)	(12.2)
Interest	(21.2)	(16.1)
Depreciation and amortization	(9.6)	(5.3)
Other, net	(0.3)	—

	(50.5)	(33.6)

	11.1	5.2
Gain on disposition of properties	4.4	0.8

Net income	$15.5	$6.0

     The Company’s maximum exposure to losses associated with its Preferred Equity investments is limited to its invested capital. As of December 31, 2004 and 2003, the Company’s invested capital in its Preferred Equity investments approximated $157.0 million and $66.4 million, respectively.

Investment in Retail Store Leases -

     The Company has interests in various retail store leases relating to the anchor store premises in neighborhood and community shopping centers. These premises have been sublet to retailers who lease the stores pursuant to net lease agreements. Income from the investment in these retail store leases during the years ended December 31, 2004, 2003 and 2002 was approximately $3.9 million, $0.3 million and $0.8 million, respectively. These amounts represent sublease revenues during the years ended December 31, 2004, 2003 and 2002 of approximately $13.3 million, $12.3 million and $13.9 million, respectively, less related expenses of $8.0 million, $10.6 million and $11.7 million, respectively, and an amount which, in management's estimate, reasonably provides for the recovery of the investment over a period representing the expected remaining term of the retail store leases. The Company's future minimum revenues under the terms of all non-cancellable tenant subleases and future minimum obligations through the remaining terms of its retail store leases, assuming no new or renegotiated leases are executed for such premises, for future years are as follows (in millions): 2005, $9.5 and $6.9; 2006, $8.8 and $6.0; 2007, $7.1 and $4.6; 2008, $4.6 and $2.9; 2009, $2.9 and $1.6; and thereafter, $5.4 and $1.7, respectively.

9.     Mortgages and Other Financing Receivables:

     During May 2002, the Company provided a secured $15 million three-year term loan and a secured $7.5 million revolving credit facility to Frank’s Nursery & Crafts, Inc.
("Frank’s"), at an interest rate of 10.25% per annum collateralized by 40 real estate interests. Interest is payable quarterly in arrears. During 2003, the revolving credit facility was amended to increase the total borrowing capacity to $17.5 million. During January 2004, the revolving loan was further amended to provide up to $33.75 million of borrowings from the Company. During September 2004, Frank’s filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company committed to provide an additional $27.0 million of Debtor-in-Possession financing with a term of one year at an interest rate of Prime plus 1.00% per annum. As of December 31, 2004, the aggregate outstanding loan balance on these facilities was approximately $23.3 million.

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

     During April 2004, the Company provided a $2.7 million term loan at a fixed rate of 11.0% and a $4.1 million revolving line of credit at a fixed rate of 12.0% to a retailer. Both facilities are interest only, payable monthly and mature May 1, 2007. As of December 31, 2004, the aggregate outstanding loan balance of these facilities was approximately $4.7 million.

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

     During May 2004, the Company provided a construction loan commitment of up to MXN 51.5 million (approximately USD $4.7 million) to a developer for the construction of a retail center in Cancun, Mexico. The loan bears interest at a fixed rate of 11.25% and provides for an additional 20% participation of property cash flows, as defined. This facility is initially interest only and then converts to an amortizing loan at the earlier of 120 days after construction completion or upon opening of the grocery anchor tenant. This facility is collateralized by the related property and matures in May 2014. As of December 31, 2004, there was approximately MXN 41.2 million (USD $3.7 million) outstanding on this loan.

     During July 2004, the Company provided an $11.0 million five-year term loan to a retailer at a floating interest rate of Prime plus 3.00% per annum or, at the borrowers election, LIBOR plus 5.5% per annum. The facility is interest only, payable monthly in arrears and is collateralized by certain real estate interests of the borrower. As of December 31, 2004, the outstanding loan balance was approximately $11.0 million.

     During September 2004, the Company acquired a $3.5 million mortgage receivable for $2.7 million. The interest rate on this mortgage loan is Prime plus 1.0% per annum with principal and interest paid monthly. This loan matures in February 2006 and is collateralized by a shopping center comprising 0.3 million square feet of GLA in Wilkes-Barre, PA. As of December 31, 2004, the outstanding loan balance was approximately $3.4 million.

     During December 2004, the Company provided a $5.2 million interest-only five-year term loan to a grocery chain. The interest rate on this loan is Prime plus 6.50% per annum payable monthly in arrears and is collateralized by certain real estate interests of the borrower. As of December 31, 2004, the outstanding loan balance was approximately $5.2 million.

     Additionally during December 2004, the Company acquired a $3.3 million 6.9% mortgage receivable for $2.2 million. This mortgage loan pays principal and interest quarterly and matures in February 2019 and is collateralized by a medical office facility in Somerset, PA.

     During December 2003, the Company provided a four-year $8.25 million term loan to Spartan Stores, Inc. ("Spartan") at a fixed rate of 16% per annum. This loan was collateralized by the real estate interests of Spartan, with the Company receiving principal and interest payments monthly. During December 2004, Spartan elected to prepay the remaining outstanding loan balance of approximately $7.6 million in full satisfaction of this loan.

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

10.     Cash and Cash Equivalents:

     Cash and cash equivalents (demand deposits in banks, commercial paper and certificates of deposit with original maturities of three months or less) includes tenants' security deposits, escrowed funds and other restricted deposits approximating $0.5 million and $0.1 million at December 31, 2004 and 2003, respectively.

     Cash and cash equivalent balances may, at a limited number of banks and financial institutions, exceed insurable amounts. The Company believes it mitigates its risks by investing in or through major financial institutions. Recoverability of investments is dependent upon the performance of the issuers.

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

11.     Marketable Securities:

     The amortized cost and estimated fair values of securities available-for-sale and held-to-maturity at December 31, 2004 and 2003 are as follows (in thousands):

	December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale:
Equity securities	$61,042	$36,808	$(87)	$97,763
Held-to-maturity:
Other debt securities	26,008	2,166	(30)	28,144

Total marketable securities	$87,050	$38,974	$(117)	$125,907

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale:
Equity securities	$18,513	$9,063	$(272)	$27,304
Held-to-maturity:
Other debt securities	18,373	2,926	(30)	21,269

Total marketable securities	$36,886	$11,989	$(302)	$48,573

     As of December 31, 2004, the contractual maturities of Other debt securities classified as held-to-maturity are as follows: within one year, $2.8 million; after one year through five years, $0.0; after five years through 10 years, $14.9 million and after 10 years, $8.3 million. Actual maturities may differ from contractual maturities as issuers may have the right to prepay debt obligations with or without prepayment penalties.

12.     Notes Payable:

     The Company has implemented a medium-term notes ("MTN") program pursuant to which it may, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs, and (ii) managing the Company's debt maturities.

     As of December 31, 2004, a total principal amount of $807.25 million in senior fixed-rate MTNs was outstanding. These fixed-rate notes had maturities ranging from four months to nine years as of December 31, 2004 and bear interest at rates ranging from 3.95% to 7.91%. Interest on these fixed-rate senior unsecured notes is payable semi-annually in arrears. Proceeds from these issuances were primary used for the acquisition of neighborhood and community shopping centers, the expansion and improvement of properties in the Company’s portfolio and the repayment of certain debt obligations of the Company.

     During July 2004, the Company issued $100.0 million of floating-rate unsecured senior notes under its medium-term notes ("MTN") program. This floating rate MTN matures August 1, 2006 and bears interest at LIBOR plus 20 basis points per annum, payable quarterly in arrears commencing November 1, 2004. The proceeds from this MTN issuance were primarily used for the repayment of the Company’s $85.0 million floating-rate unsecured notes due August 2, 2004, which bore interest at LIBOR plus 50 basis points per annum. Remaining proceeds were used for general corporate purposes.

Back to Contents

     KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

     During August 2004, the Company issued $100.0 million of fixed-rate unsecured senior notes under its MTN program. This fixed-rate MTN matures in August 2011 and bears interest at 4.82% per annum payable semi-annually in arrears. The proceeds from this MTN issuance were used to repay the Company’s $50.0 million, 7.62% fixed-rate unsecured senior notes that matured in October 2004 and the Company’s $50.0 million, 7.125% senior notes which matured in June 2004.

     During May 2003, the Company issued $50.0 million of fixed-rate unsecured senior notes under its MTN program. This fixed-rate MTN matures in May 2010 and bears interest at 4.62% per annum, payable semi-annually in arrears. The proceeds from this MTN issuance were used to partially fund the redemption of the Company’s $75 million, 7¾% Class A Cumulative Redeemable Preferred Stock.

     During August 2003, the Company issued $100.0 million of fixed-rate unsecured senior notes under its MTN program. This fixed-rate MTN matures in August 2008 and bears interest at 3.95% per annum, payable semi-annually in arrears. The proceeds from this MTN issuance were used to redeem all $100.0 million, of the Company’s remarketed reset notes maturing August 18, 2008, bearing interest at LIBOR plus 1.25%.

     During October 2003, the Company issued $100.0 million of fixed-rate unsecured senior notes under its MTN program. This fixed-rate MTN matures in October 2013 and bears interest at 5.19% per annum, payable semi-annually in arrears. The proceeds from this MTN issuance were used for the repayment of the Company’s $100.0 million, 6.5% fixed-rate unsecured senior notes that matured October 1, 2003.

     During October 2003, the Company obtained a $400.0 million unsecured bridge facility that bore interest at LIBOR plus 0.55%. The Company utilized these proceeds to partially fund the Mid-Atlantic Realty Trust ("MART") transaction. This facility was scheduled to mature on September 30, 2004; however, the facility was fully repaid and was terminated as of June 30, 2004.

     As of December 31, 2004, the Company has a total principal amount of $420.0 million in fixed-rate unsecured senior notes. These fixed-rate notes had maturities ranging four months to nine years as of December 31, 2004, and bear interest at rates ranging from 4.96% to 7.50%. Interest on these fixed-rate senior unsecured notes is payable semi-annually in arrears.

     During June 2003, the Company established a $500.0 million unsecured revolving credit facility (the "Credit Facility") with a group of banks, which is scheduled to expire in August 2006. This Credit Facility replaced the Company’s $250.0 million unsecured revolving credit facility. Under the terms of the Credit Facility, funds may be borrowed for general corporate purposes, including the funding of (i) property acquisitions, (ii) development and redevelopment costs and (iii) any short-term working capital requirements. Interest on borrowings under the Credit Facility accrues at a spread (currently 0.55%) to LIBOR, and fluctuates in accordance with changes in the Company’s senior debt ratings. The Company’s senior debt ratings are currently A-/stable from Standard & Poors and Baa1/stable from Moody’s Investor Services. As part of this Credit Facility, the Company has a competitive bid option whereby the Company may auction up to $250.0 million of its requested borrowings to the bank group. This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread to LIBOR of 0.55%. A facility fee of 0.15% per annum is payable quarterly in arrears. Pursuant to the terms of the Credit Facility, the Company, among other things, is (i) subject to maintaining certain maximum leverage ratios on both unsecured senior corporate debt and minimum unencumbered asset and equity levels, and (ii) restricted from paying dividends in amounts that exceed 90% of funds from operations, as defined. As of December 31, 2004, there was $230.0 million outstanding under this Credit Facility.

     During September 2004, the Company entered into a three-year Canadian denominated ("CAD") $150.0 million unsecured revolving credit facility with a group of banks. This facility bears interest at the CDOR Rate, as defined, plus 0.50% and is scheduled to expire in September 2007. Proceeds from this facility will be used for general corporate purposes including the funding of Canadian denominated investments. As of December 31, 2004, there was CAD $62.0 million (approximately USD $51.7 million) outstanding under this facility.

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In accordance with the terms of the Indenture, as amended, pursuant to which the Company's senior unsecured notes have been issued, the Company is (a) subject to maintaining certain maximum leverage ratios on both unsecured senior corporate and secured debt, minimum debt service coverage ratios and minimum equity levels, and (b) restricted from paying dividends in amounts that exceed by more than $26.0 million the funds from operations, as defined, generated through the end of the calendar quarter most recently completed prior to the declaration of such dividend; however, this dividend limitation does not apply to any distributions necessary to maintain the Company's qualification as a REIT providing the Company is in compliance with its total leverage limitations.

The scheduled maturities of all unsecured senior notes payable as of December 31, 2004 were approximately as follows (in millions): 2005, $200.3; 2006, $415.0; 2007, $246.7; 2008, $100.0; 2009, $180.0 and thereafter, $466.9.

13.     Mortgages Payable:

During 2004, the Company (i) obtained an aggregate of approximately $217.6 million of individual non-recourse mortgage debt on 15 operating properties, (ii) assumed approximately $158.0 million of individual non-recourse mortgage debt relating to the acquisition of 12 operating properties, including approximately $6.0 million of fair value debt adjustments, (iii) assigned approximately $323.7 million of individual non-recourse mortgage debt relating to the transfer of 24 operating properties to various co-investment ventures in which the Company has non-controlling interests ranging from 10% to 30%, (iv) paid off approximately $47.9 million of individual non-recourse mortgage debt that encumbered four operating properties and (v) assigned approximately $9.3 million of non-recourse mortgage debt relating to the sale of one operating property.

During October 2003, in connection with the Mid-Atlantic Merger, the Company assumed approximately $181.7 million of individual non-recourse mortgages encumbering twenty properties, including an aggregate premium of $24.6 million related to the fair value adjustment of these mortgages in accordance with SFAS No. 141.

During 2003, the Company reached agreement with certain lenders in connection with three individual non-recourse mortgages encumbering three former Kmart sites. The Company paid approximately $14.2 million in full satisfaction of these loans, which aggregated approximately $24.0 million. As a result of these transactions, the Company recognized a gain on early extinguishment of debt of approximately $9.7 million during 2003, of which $6.8 million is included in Income from discontinued operations.

Mortgages payable, collateralized by certain shopping center properties and related tenants' leases, are generally due in monthly installments of principal and/or interest which mature at various dates through 2027. Interest rates range from approximately 4.42% to 9.75% (weighted-average interest rate of 7.08% as of December 31, 2004). The scheduled principal payments of all mortgages payable, excluding unamortized fair value debt adjustments of approximately $13.6 million, as of December 31, 2004, were approximately as follows (in millions): 2005, $22.8; 2006, $68.2; 2007, $8.1; 2008, $60.0; 2009, $20.6 and thereafter, $159.8.

One of the Company's properties was encumbered by approximately $6.4 million in floating-rate, tax-exempt mortgage bond financing. The rate on these bonds was reset annually, at which time bondholders had the right to require the Company to repurchase the bonds. The Company had engaged a remarketing agent for the purpose of offering for resale the bonds in the event they were tendered to the Company. All bonds tendered for redemption in the past were remarketed and the Company had arrangements, including letters of credit, with banks, to both collateralize the principal amount and accrued interest on such bonds and to fund any repurchase obligations. During 2004, the Company fully paid the outstanding balance of this tax-exempt mortgage bond financing.

14.     Construction Loans Payable:

During 2004, the Company obtained construction financing on 11 ground-up development projects for an aggregate loan commitment amount of up to $247.8 million, of which approximately $63.2 million was funded for the year ended December 31, 2004. As of December 31, 2004, the Company had a total of 19 construction loans with total commitments of up to $413.3 million, of which $156.6 million had been funded. These loans had maturities ranging from 2 to 36 months and variable interest rates ranging from 4.17% to 4.92% at December 31, 2004. These construction loans are collateralized by the respective projects and associated tenants’ leases. The scheduled maturities of all construction loans payable as of December 31, 2004, were approximately as follows (in millions): 2005, $35.6; 2006, $72.5 and 2007, $48.5.

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

15.     Fair Value Disclosure of Financial Instruments:

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management’s estimation based upon an interpretation of available market information and valuation methodologies, reasonably approximate their fair values except those listed below, for which fair values are reflected. The valuation method used to estimate fair value for fixed-rate debt and minority interests relating to mandatorily redeemable non-controlling interests associated with finite-lived subsidiaries of the Company is based on discounted cash flow analyses. The fair values for marketable securities are based on published or securities dealers’ estimated market values. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition. The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	December 31,

	2004		2003

	Carrying	Estimated	Carrying	Estimated
	Amounts	Fair Value	Amounts	Fair Value

Marketable Securities	$123,771	$125,907	$45,677	$48,573

Notes Payable	$1,608,925	$1,663,474	$1,686,250	$1,756,834

Mortgages Payable	$353,071	$375,566	$375,914	$421,123

Mandatorily Redeemable
Minority Interests
(termination dates ranging
from 2019 – 2027)	$2,057	$3,842	$1,797	$3,906

16.     Financial Instruments - Derivatives and Hedging:

The Company is exposed to the effect of changes in interest rates, foreign currency exchange rate fluctuations and market value fluctuations of equity securities. The Company limits these risks by following established risk management policies and procedures including the use of derivatives.

The principal financial instruments periodically used by the Company are interest-rate swaps, foreign currency exchange forward contracts, cross-currency swaps and warrant contracts. The Company, from time to time, hedges the future cash flows of its floating-rate debt instruments to reduce exposure to interest rate risk, principally through interest-rate swaps with major financial institutions. The Company had interest-rate swap agreements on its $85.0 million floating-rate MTN and on its $100.0 million floating-rate remarketed reset notes, which were designated and qualified as cash flow hedges of the variability in floating-rate interest payments on the hedged debt. The Company determined that these swap agreements were highly effective in offsetting future variable-interest cash flows related to the Company’s debt portfolio.

The swap agreement relating to the Company’s $100.0 million floating-rate remarketed reset notes matured in August 2003. This agreement was not renewed as the Company elected to pay off its outstanding $100.0 million floating-rate remarketed reset notes during 2003.

The swap agreement relating to the Company’s $85.0 million floating-rate MTN matured in November 2003. This MTN matured and was paid in full during August 2004.

For the year ended December 31, 2003, the change in the fair value of the interest-rate swaps was $0.6 million, which was recorded in OCI, a component of stockholders’ equity, with a corresponding liability reduction for the same amount. The Company had no interest-rate swaps outstanding during 2004.

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

As of December 31, 2004 and 2003, respectively, the Company had foreign currency forward contracts designated as hedges of its Canadian investments in real estate aggregating approximately CAD $184.6 million. In addition, the Company had foreign currency forward contracts and a cross-currency swap with an aggregate notional amount of approximately MXN 82.4 million and MXN 381.8 million (approximately USD $7.4 million and $34.0 million) designated as hedges of its Mexican real estate investments at December 31, 2004 and 2003, respectively. In December 2003, the Company sold 50% of its Mexican investments and assigned approximately MXN 156.9 million of the MXN hedges in connection with the sale of the underlying investments that were being hedged. At December 31, 2004 and 2003, the Company had remaining Mexican net investment hedges outstanding with a notional amount of approximately MXN 82.4 million and MXN 224.9 million, respectively.

The Company has designated these foreign currency agreements as net investment hedges of the foreign currency exposure of its net investment in Canadian and Mexican real estate operations. The Company believes these agreements are highly effective in reducing the exposure to fluctuations in exchange rates. As such, gains and losses on these net investment hedges were reported in the same manner as a translation adjustment in accordance with SFAS No. 52, Foreign Currency Translation. During 2004 and 2003, $15.1 million and $15.5 million, respectively, of unrealized losses and $0.0 and $0.2 million, respectively, of unrealized gains were included in the cumulative translation adjustment relating to the Company’s net investment hedges of its Canadian and Mexican investments.

During 2001, the Company acquired warrants to purchase 2.5 million shares of common stock of a Canadian REIT. The Company designated the warrants as a cash flow hedge of the variability in expected future cash outflows upon purchasing the common stock. The Company exercised its warrants in October 2004.

For the year ended December 31, 2004, the change in fair value of the warrants exercised resulted in a reduction of the unrealized gain of approximately $8.3 million. For the year ended December 31, 2003, the change in fair value of the warrants resulted in an increase in the unrealized gain of approximately $6.0 million. These changes were recorded in OCI with a corresponding change in Other assets for the same amount.

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of December 31, 2004 and 2003:

As of December 31, 2004
						Fair Value
Hedge Type	Notional Value	Rate		Maturity		(in millions)

Foreign currency forwards	CAD $184.6 million	1.4013	–	1/05	–	($37.5)
– net investment		1.6194		7/06

MXN cross-currency swap	MXN 82.4 million	7.227		10/07		$0.3
- net investment

Foreign currency forwards	CAD $5.0 million	1.5918		4/05		($1.0)
– fair value
As of December 31, 2003
						Fair Value
Hedge Type	Notional Value	Rate		Maturity		(in millions)

Warrants – cash flow	2,500,000 shares	CAD		9/06		$8.3
	of common stock	$11.02

Foreign currency forwards	CAD $184.6 million	1.4013	–	1/05	–	($ 23.8)
– net investment		1.6194		7/06

Foreign currency forwards	MXN 142.5 million	11.838	–	10/04	–	($0.5)
– net investment		12.615		11/04

MXN cross-currency swap	MXN 82.4 million	7.227		10/07		($0.2)
– net investment

Foreign currency forwards	CAD $5.0 million
– fair value		1.5918		4/05		($0.6)

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

     As of December 31, 2004 and 2003, these derivative instruments were reported at their fair value as other liabilities of $38.5 million and $25.1 million, respectively, and other assets of $0.3 million and $8.3 million, respectively. The Company does not expect to reclassify to earnings any of the current balance during the next 12 months.

17.     Preferred Stock, Common Stock and DownREIT Unit Transactions:

     At January 1, 2003, the Company had outstanding 3,000,000 Depositary Shares (the "Class A Depositary Shares"), each such Class A Depositary Share representing a one-tenth fractional interest of a share of the Company's 7¾% Class A Cumulative Redeemable Preferred Stock, par value $1.00 per share (the "Class A Preferred Stock"), 2,000,000 Depositary Shares (the "Class B Depositary Shares"), each such Class B Depositary Share representing a one-tenth fractional interest of a share of the Company’s 8½% Class B Cumulative Redeemable Preferred Stock, par value $1.00 per share (the "Class B Preferred Stock") and 4,000,000 Depositary Shares (the "Class C Depositary Shares"), each such Class C Depositary Share representing a one-tenth fractional interest of a share of the Company’s 8 3/8 % Class C Cumulative Redeemable Preferred Stock, par value $1.00 per share (the "Class C Preferred Stock").

     During June 2003, the Company redeemed all 2,000,000 outstanding Depositary Shares of the Company’s Class B Preferred Stock, all 3,000,000 outstanding Depositary Shares of the Company’s Class A Preferred Stock and all 4,000,000 outstanding Depositary Shares of the Company’s Class C Preferred Stock, each at a redemption price of $25.00 per Depositary Share, totaling $225.0 million, plus accrued dividends. In accordance with Emerging Issues Task Force ("EITF") D-42, the Company deducted from the calculation of net income available to common shareholders original issuance costs of approximately $7.8 million associated with the redemption of the Class A Preferred Stock, Class B Preferred Stock and Class C Preferred Stock.

     During June 2003, the Company issued 7,000,000 Depositary Shares (the "Class F Depositary Shares"), each such Class F Depositary Share representing a one-tenth fractional interest of a share of the Company’s 6.65% Class F Cumulative Redeemable Preferred Stock, par value $1.00 per share (the "Class F Preferred Stock"). Dividends on the Class F Depositary Shares are cumulative and payable quarterly in arrears at the rate of 6.65% per annum based on the $25.00 per share initial offering price, or $1.6625 per annum. The Class F Depositary Shares are redeemable, in whole or part, for cash on or after June 5, 2008 at the option of the Company, at a redemption price of $25.00 per Depositary Share, plus any accrued and unpaid dividends thereon. The Class F Depositary Shares are not convertible or exchangeable for any other property or securities of the Company. Net proceeds from the sale of the Class F Depositary Shares, totaling approximately $169.0 million (after related transaction costs of $6.0 million) were used to redeem all of the Company’s Class B Preferred Stock and Class C Preferred Stock and to fund a portion of the redemption of the Company’s Class A Preferred Stock.

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

     Liquidation Rights - In the event of any liquidation, dissolution or winding up of the affairs of the Company, the Preferred Stock holders are entitled to be paid, out of the assets of the Company legally available for distribution to its stockholders, a liquidation preference of $250.00 per share ($25.00 per Class F Depositary Share), plus an amount equal to any accrued and unpaid dividends to the date of payment, before any distribution of assets is made to holders of the Company’s common stock or any other capital stock that ranks junior to the Preferred Stock as to liquidation rights.

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

     During June 2003, the Company completed a primary public stock offering of 2,070,000 shares of the Company’s common stock. The net proceeds from this sale of common stock, totaling approximately $76.0 million (after related transaction costs of $0.7 million) were used for general corporate purposes, including the acquisition of interests in real estate properties.

     During September 2003, the Company completed a primary public stock offering of 2,760,000 shares of the Company’s common stock. The net proceeds from this sale of common stock, totaling approximately $112.7 million (after related transaction costs of $1.0 million) were used for general corporate purposes, including the acquisition of interests in real estate properties.

     During October 2002, the Company acquired an interest in a shopping center property located in Daly City, CA, valued at $80.0 million, through the issuance of approximately 2.4 million downREIT units (the "Units") which are convertible at a ratio of 1:1 into the Company’s common stock. The downREIT unit holder has the right to convert the Units at any time after one year. In addition, the Company has the right to mandatorily require a conversion after ten years. If at the time of conversion the common stock price for the 20 previous trading days is less than $33.57 per share, the unit holder would be entitled to additional shares; however, the maximum number of additional shares is limited to 251,966, based upon a floor common stock price of $30.36. The Company has the option to settle the conversion in cash. Dividends on the Units are paid quarterly at the rate of the Company’s common stock dividend multiplied by 1.1057. The value of the units is included in Minority interests in partnerships on the accompanying Consolidated Balance Sheets.

18.     Supplemental Schedule of Non-Cash Investing/Financing Activities:

     The following schedule summarizes the non-cash investing and financing activities of the Company for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Acquisition of real estate interests by assumption of mortgage debt	$151,987	$180,893	$3,477

Acquisition of real estate interest by issuance of downREIT units	$28,349	$—	$80,000

Acquisition of real estate through purchase of partnership interests	$—	$—	$6,638

Disposition of real estate interests by assignment of downREIT units	$24,114	$—	$—

Acquisition of real estate interests through proceeds held in escrow	$69,681	$—	$—

Disposition/transfer of real estate interests by assignment of mortgage debt	$320,120	$23,068	$28,747

Proceeds held in escrow through sale of real estate interests	$9,688	$41,194	$5,433

Notes received upon disposition of real estate interests	$6,277	$14,490	$—

Notes received upon exercise of stock options	$—	$100	$555

Declaration of dividends paid in succeeding period	$71,497	$65,969	$59,646

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

19.   Transactions with Related Parties:

     The Company, along with its joint venture partner, provided KROP short-term interim financing for all acquisitions by KROP for which a mortgage was not in place at the time of closing. All such financing had maturities of less than one year and bore interest at rates ranging from LIBOR plus 4.0% to LIBOR plus 5.25% for the years ended December 31, 2004 and 2003. KROP had outstanding short-term interim financing due to GECRE and the Company totaling $16.8 million each as of December 31, 2003 and no outstanding short-term interim financing due to GECRE or the Company as of December 31, 2004. The Company earned $0.2 million and $1.0 million during 2004 and 2003, respectively, related to such interim financing.

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

     In December 2004, in conjunction with the Price Legacy transaction, the Company, which holds a 15% non-controlling interest, provided the acquiring joint venture approximately $30.6 million of secured mezzanine financing. This interest only loan bears interest at a fixed rate of 7.5% per annum payable monthly in arrears and matures in December 2006. The Company also provided the joint venture a short-term secured promissory note for approximately $8.2 million. This interest only note bears interest at LIBOR plus 4.5% payable monthly in arrears and matures on June 30, 2005.

     Reference is made to Notes 7 and 8 for additional information regarding transactions with related parties.

20.     Commitments and Contingencies:

     The Company and its subsidiaries are primarily engaged in the operation of shopping centers which are either owned or held under long-term leases which expire at various dates through 2087. The Company and its subsidiaries, in turn, lease premises in these centers to tenants pursuant to lease agreements which provide for terms ranging generally from 5 to 25 years and for annual minimum rentals plus incremental rents based on operating expense levels and tenants' sales volumes. Annual minimum rentals plus incremental rents based on operating expense levels comprised approximately 99% of total revenues from rental property for each of the three years ended December 31, 2004, 2003 and 2002.

     The future minimum revenues from rental property under the terms of all noncancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows (in millions): 2005, $377.6; 2006, $345.2; 2007, $313.4; 2008, $274.5; 2009, $242.0 and thereafter, $1,412.7.

     Minimum rental payments under the terms of all non-cancellable operating leases pertaining to the Company’s shopping center portfolio for future years are approximately as follows (in millions): 2005, $10.5; 2006, $10.3; 2007, $9.9; 2008, $9.1; 2009, $8.6 and thereafter, $124.5.

     The Company has issued letters of credit in connection with completion guarantees for certain development projects, and guaranty of payment related to the Company’s insurance program. These letters of credit aggregate approximately $45.9 million.

     Additionally, the RioCan Venture, an entity in which the Company holds a 50% non-controlling interest, has a CAD $7.0 million (approximately USD $5.8 million) letter of credit facility. This facility is jointly guaranteed by RioCan and the Company and had approximately CAD $4.0 million (approximately USD $3.3 million) outstanding as of December 31, 2004, relating to various development projects. In addition to the letter of credit facility, various additional Canadian development projects in which the Company holds interests ranging from 33⅓% to 50% have letters of credit issued aggregating approximately CAD $2.2 million (approximately USD $1.8 million).

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During 2003, the limited partners in KIR, an entity in which the Company holds a 43.3% non-controlling interest, contributed $30.0 million toward their respective capital commitments, including $13.0 million by the Company. As of December 31, 2003, KIR had unfunded capital commitments of $99.0 million, including $42.9 million from the Company. During 2004, the KIR partners elected to cancel the remaining unfunded capital commitments.

21.     Incentive Plans:

The Company maintains a stock option plan (the “Plan”) pursuant to which a maximum of 18,500,000 shares of the Company’s common stock may be issued for qualified and non-qualified options. Options granted under the Plan generally vest ratably over a three-year term, expire ten years from the date of grant and are exercisable at the market price on the date of grant, unless otherwise determined by the Board at its sole discretion. In addition, the Plan provides for the granting of certain options to each of the Company’s non-employee directors (the “Independent Directors”) and permits such Independent Directors to elect to receive deferred stock awards in lieu of directors’ fees.

Information with respect to stock options under the Plan for the years ended December 31, 2004, 2003 and 2002 is as follows:

		Weighted-Average
		Exercise Price
	Shares	Per Share

Options outstanding, January 1, 2002	5,909,353	$25.90
Exercised	(307,831)	$18.76
Granted	1,562,525	$31.27
Forfeited	(61,974)	$27.99

Options outstanding, December 31, 2002	7,102,073	$27.37
Exercised	(1,078,203)	$23.92
Granted	1,621,438	$43.34
Forfeited	(89,503)	$31.16

Options outstanding, December 31, 2003	7,555,805	$31.24
Exercised	(1,689,874)	$27.25
Granted	1,943,750	$55.44
Forfeited	(189,895)	$38.50

Options outstanding, December 31, 2004	7,619,786	$38.12

Options exercisable –
December 31, 2002	3,298,417	$24.06

December 31, 2003	3,619,774	$26.47

December 31, 2004	4,067,881	$29.90

The exercise prices for options outstanding as of December 31, 2004 range from $16.61 to $58.49 per share. The weighted-average remaining contractual life for options outstanding as of December 31, 2004 was approximately 7.7 years. Options to purchase 3,166,133, 5,109,883 and 1,731,321 shares of the Company’s common stock were available for issuance under the Plan at December 31, 2004, 2003 and 2002, respectively.

The Company maintains a 401(k) retirement plan covering substantially all officers and employees, which permits participants to defer up to the maximum allowable amount determined by the Internal Revenue Service of their eligible compensation. This deferred compensation, together with Company matching contributions, which generally equal employee deferrals up to a maximum of 5% of their eligible compensation (capped at $170,000), is fully vested and funded as of December 31, 2004. The Company contributions to the plan were approximately $1.0 million, $0.8 million and $0.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

22.     Income Taxes:

The Company elected to qualify as a REIT in accordance with the Code commencing with its taxable year which began January 1, 1992. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted REIT taxable income to its stockholders. It is management’s intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Reconciliation between GAAP Net Income and Federal Taxable Income:

The following table reconciles GAAP net income to taxable income for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
	(Estimated)	(Actual)	(Actual)

GAAP net income	$297,137	$307,879	$245,668
Less: GAAP net income of taxable REIT subsidiaries	(19,396)	(12,814)	(23,573)

GAAP net income from REIT operations (a)	277,741	295,065	222,095
Net book depreciation in excess of (less than) tax depreciation	961	(36,663)	(2,501)
Deferred and prepaid rents	(7,200)	(6,000)	(5,944)
Exercise of non-qualified stock options	(29,673)	(11,370)	(2,151)
Book/tax differences from investments in real estate joint ventures	(2,472)	(2,472)	(12,361)
Book/tax difference on sale of real property	(18,159)	(32,319)	(13,346)
Valuation adjustment of foreign currency contracts	(19,901)	(15,466)	—
Adjustment of property carrying values	2,965	4,016	33,030
Other book/tax differences, net	15,913	(6,747)	11,719

Adjusted taxable income subject to 90% dividend requirements	$220,175	$188,044	$230,541

Certain amounts in the prior periods have be reclassified to conform to the current year presentation.

(a)  –  All adjustments to “GAAP net income from REIT operations” are net of amounts attributable to minority interest and taxable REIT subsidiaries.

Reconciliation between Cash Dividends Paid and Dividends Paid Deductions (in thousands):

Cash dividends paid exceeded the dividends paid deduction for the years ended December 31, 2004 and 2003 and amounted to $265,254 and $246,301, respectively. For the year ended December 31, 2002, cash dividends paid were equal to the dividends paid deduction and amounted to $235,602.

Characterization of Distributions:

The following characterizes distributions paid for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004		2003		2002

Preferred Dividends
Ordinary income	$11,638	100%	$13,169	84%	$17,935	96%
Capital gain	—	—	2,451	16%	764	4%

	$11,638	100%	$15,620	100%	$18,699	100%

Common Dividends
Ordinary income	$215,573	85%	$171,071	74%	$208,040	96%
Capital gain	—	—	31,840	14%	8,863	4%
Return of capital	38,043	15%	27,770	12%	—	—

	$253,616	100%	$230,681	100%	$216,903	100%

Total dividends distributed	$265,254		$246,301		$235,602

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Taxable REIT Subsidiaries (“TRS”):

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

The Company’s TRS income and provision for income taxes for the years ended December 31, 2004, 2003 and 2002, are summarized as follows (in thousands):

	2004	2003	2002

TRS income before income taxes	$27,716	$21,328	$36,477

Less provision for income taxes:
Federal	6,939	7,104	10,538
State and local	1,381	1,410	2,366

Total tax provision	8,320	8,514	12,904

TRS net income	$19,396	$12,814	$23,573

Deferred tax assets of approximately $11.8 million and $11.0 million and deferred tax liabilities of approximately $7.3 million and $7.5 million are included in the captions Other assets and Other liabilities on the accompanying Consolidated Balance Sheets at December 31, 2004 and 2003, respectively. These deferred tax assets and liabilities relate primarily to differences in the timing of the recognition of income/(loss) between the GAAP and tax basis of accounting for (i) real estate joint ventures, (ii) other real estate investments and (iii) other deductible temporary differences.

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to taxable income before income taxes as follows (in thousands):

	2004	2003	2002

Federal provision at statutory tax rate (35%)	$9,700	$7,465	$12,767
State and local taxes, net of federal benefit	1,801	1,049	2,010
Other	(3,181)	—	(1,873)

	$8,320	$8,514	$12,904

23.     Supplemental Financial Information:

The following represents the results of operations, expressed in thousands except per share amounts, for each quarter during the years 2004 and 2003:

	2004 (Unaudited)

	Mar. 31	June 30	Sept. 30	Dec. 31

Revenues from rental property (1)	$139,872	$129,728	$122,661	$124,706

Net income	$71,389	$71,430	$78,511	$75,807

Net income per common share:
Basic	$.62	$.62	$.68	$.65
Diluted	$.61	$.61	$.67	$.64

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

		2003 (Unaudited)

	Mar. 31	June 30	Sept. 30	Dec. 31

Revenues from rental property(1)	$117,847	$113,461	$116,770	$124,969
Net income	$70,961	$61,346	$91,504	$84,068
Net income per common share:
Basic	$.63	$.47	$.82	$.73
Diluted	$.63	$.46	$.81	$.72

(1)	All periods have been adjusted to reflect the impact of operating properties sold during 2004 and 2003, and properties classified as held for sale as of December 31, 2004, which are reflected in the caption Discontinued operations on the accompanying Consolidated Statements of Income.

     Accounts and notes receivable in the accompanying Consolidated Balance Sheets are net of estimated unrecoverable amounts of approximately $8.7 million and $9.7 million at December 31, 2004 and 2003, respectively.

24.     Pro Forma Financial Information (Unaudited):

     As discussed in Notes 3, 4 and 5, the Company and certain of its subsidiaries acquired and disposed of interests in certain operating properties during 2004. The pro forma financial information set forth below is based upon the Company's historical Consolidated Statements of Income for the years ended December 31, 2004 and 2003, adjusted to give effect to these transactions as of January 1, 2003.

     The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred on January 1, 2003, nor does it purport to represent the results of operations for future periods. (Amounts presented in millions, except per share figures.)

	Year ended December 31,

	2004	2003

Revenues from rental property	$514.5	$496.4
Net income	$285.5	$256.7
Net income per common share:
Basic	$2.46	$2.19

Diluted	$2.41	$2.15

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2004, 2003 and 2002
(in thousands)

	Balance at		Adjustments to		Balance at
	beginning	Charged to	valuation		end of
	of period	expenses	accounts	Deductions	period

Year Ended
December 31, 2004
Allowance for uncollectable accounts	$9,650	$1,335	$—	($2,335)	$8,650

Year Ended
December 31, 2003
Allowance for uncollectable accounts	$5,750	$5,800	$—	($1,900)	$9,650

Year Ended
December 31, 2002
Allowance for uncollectable accounts	$4,300	$2,750	$—	($1,300)	$5,750

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2004

SCHEDULE III

								TOTAL COST,
	INITIAL COST		SUBSEQUENT					NET OF		DATE OF
PROPERTIES	LAND	BUILDING AND IMPROVEMENT	TO ACQUISITION	LAND	BUILDINGS AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	ACCUMULATED DEPRECIATION	ENCUMBRANCES	CONSTRUCTION(C) ACQUISITION(A)

FAIRFIELD SHOPPING CENTER	529,247	2,137,493	191,059	529,247	2,328,552	2,857,799	256,695	2,601,104	—	2000(A)
HOOVER	279,106	7,735,873	—	279,106	7,735,873	8,014,979	991,947	7,023,032	—	1999(A)
KDI-MAIN STREET AT ANTHEM	7,305,430	—	337,993	7,305,430	337,993	7,643,423	—	7,643,423	6,153,389	2004(C)
KDI-CHANDLER AUTO MALLS	9,318,595	—	933,735	9,318,595	933,735	10,252,330	—	10,252,330	3,360,331	2004(C)
FOUR PEAKS PLAZA	2,065,460	—	17,577,008	1,930,567	17,711,901	19,642,468	—	19,642,468	10,849,195	2001(C)
KIMCO MESA 679, INC. AZ	2,915,000	11,686,291	925,764	2,915,000	12,612,055	15,527,055	2,102,036	13,425,019	—	1998(A)
MARICOPA FIESTA	1,655,060	—	8,662,317	1,655,060	8,662,317	10,317,377	—	10,317,377	7,650,020	2003(C)
METRO SQUARE	4,101,017	16,410,632	491,895	4,101,017	16,902,527	21,003,544	2,809,621	18,193,923	—	1998(A)
PEORIA CROSSING	7,212,588	—	4,371,303	1,460,000	4,991,056	6,451,056	—	6,451,056	—	2000(C)
HAYDEN PLAZA NORTH	2,015,726	4,126,509	5,175,070	2,015,726	9,301,579	11,317,305	1,130,321	10,186,984	—	1998(A)
PHOENIX, COSTCO	5,324,501	21,269,943	213,315	5,324,501	21,483,258	26,807,759	3,569,810	23,237,949	—	1998(A)
PHOENIX	2,450,341	9,802,046	354,613	2,450,341	10,156,659	12,607,000	1,846,930	10,760,070	7,363,000	1997(A)
KDI-ASANTE RETAIL CENTER	8,702,635	—	59,548	8,702,635	59,548	8,762,183	—	8,762,183	5,113,421	2004(C)
COSTCO PLAZA	7,633,665	17,568,735	—	7,633,665	19,197,250	26,830,915	509,373	26,321,543	—	2004(A)
ALHAMBRA, COSTCO	4,995,639	19,982,557	30,676	4,995,639	20,013,233	25,008,872	3,359,405	21,649,467	—	1998(A)
MADISON PLAZA	5,874,396	23,476,190	121,916	5,874,396	23,598,106	29,472,502	3,938,226	25,534,276	—	1998(A)
CHULA VISTA, COSTCO	6,460,743	25,863,153	6,998,284	6,460,743	32,861,437	39,322,180	4,497,949	34,824,231	—	1998(A)
CORONA HILLS, COSTCO	13,360,965	53,373,453	721,320	13,360,965	54,094,773	67,455,738	9,043,936	58,411,802	—	1998(A)
LA MIRADA THEATRE CENTER	8,816,741	35,259,965	242,729	8,816,741	35,502,694	44,319,435	5,909,465	38,409,970	—	1998(A)
THE CENTRE	3,403,724	13,625,899	42,660	3,403,724	13,668,559	17,072,283	1,796,024	15,276,259	7,570,304	1999(A)
SANTA ANA, HOME DEPOT	4,592,364	18,345,257	—	4,592,364	18,345,257	22,937,621	3,064,177	19,873,444	—	1998(A)
SANTEE TOWN CENTER	2,252,812	9,012,256	912,584	2,252,812	9,924,840	12,177,652	1,462,694	10,714,957	—	1998(A)
WESTLAKE SHOPPING CENTER	16,174,307	64,818,562	9,420,808	16,174,307	74,239,371	90,413,677	3,615,784	86,797,893	—	2002(A)
VILLAGE ON THE PARK	2,194,463	8,885,987	214,541	2,194,463	9,100,528	11,294,991	1,651,880	9,643,110	—	1998(A)
AURORA QUINCY	1,148,317	4,608,249	176,871	1,148,317	4,785,120	5,933,437	834,806	5,098,631	2,342,209	1998(A)
AURORA EAST BANK	1,500,568	6,180,103	150,307	1,500,568	6,330,410	7,830,978	1,110,700	6,720,279	—	1998(A)
SPRING CREEK COLORADO	1,423,260	5,718,813	26,244	1,423,260	5,745,057	7,168,317	1,016,177	6,152,140	—	1998(A)
DENVER WEST 38TH STREET	161,167	646,983	—	161,167	646,983	808,150	114,721	693,429	—	1998(A)
ENGLEWOOD PHAR MOR	805,837	3,232,650	18,800	805,837	3,251,450	4,057,287	575,818	3,481,469	1,075,982	1998(A)
FORT COLLINS	1,253,497	7,625,278	—	1,253,497	7,625,278	8,878,775	945,013	7,933,761	2,848,858	2000(A)
HERITAGE WEST	1,526,576	6,124,074	101,887	1,526,576	6,225,961	7,752,537	1,096,867	6,655,670	—	1998(A)
WEST FARM SHOPPING CENTER	5,805,969	23,348,024	259,589	5,805,969	23,607,613	29,413,582	3,870,443	25,543,139	—	1998(A)
N.HAVEN, HOME DEPOT	7,704,968	30,797,640	225,056	7,704,968	31,022,696	38,727,664	5,132,101	33,595,563	—	1998(A)
WATERBURY	2,253,078	9,017,012	274,246	2,253,078	9,291,258	11,544,336	2,615,294	8,929,042	—	1993(A)
DOVER	122,741	66,738	4,696,687	3,024,375	1,861,792	4,886,167	615	4,885,551	—	2003(A)
ELSMERE	—	3,185,642	—	—	3,185,642	3,185,642	3,014,796	170,846	—	1979(C)
ALTAMONTE SPRINGS	770,893	3,083,574	167,155	770,893	3,250,729	4,021,622	718,270	3,303,353	—	1995(A)
BOCA RATON	573,875	2,295,501	1,147,948	573,875	3,443,449	4,017,324	1,153,939	2,863,385	—	1992(A)
BRADENTON	125,000	299,253	333,571	125,000	632,824	757,824	401,348	356,476	—	1968(C)
BAYSHORE GARDENS, BRADENTON FL	2,901,000	11,738,955	359,695	2,901,000	12,098,650	14,999,650	2,041,650	12,958,000	—	1998(A)
CORAL SPRINGS	710,000	2,842,907	3,204,985	710,000	6,047,892	6,757,892	1,334,309	5,423,583	—	1994(A)
CORAL SPRINGS	1,649,000	6,626,301	157,502	1,649,000	6,783,803	8,432,803	1,218,020	7,214,783	—	1997(A)
EAST ORLANDO	491,676	1,440,000	2,930,067	1,007,882	3,853,861	4,861,743	2,039,014	2,822,729	—	1971(C)
FERN PARK	225,000	902,000	2,791,264	225,000	3,693,264	3,918,264	1,909,349	2,008,915	—	1968(C)
REGENCY PLAZA	2,410,000	9,671,160	169,799	2,410,000	9,840,959	12,250,959	1,275,478	10,975,481	—	1999(A)
SHOPPES AT AMELIA CONCOURSE	7,600,000	—	1,339,652	7,600,000	1,339,652	8,939,652	—	8,939,652	—	2003(C)
KISSIMMEE	1,328,536	5,296,652	1,767,960	1,328,536	7,064,612	8,393,148	1,539,195	6,853,953	—	1996(A)
LAUDERDALE LAKES	342,420	2,416,645	2,966,771	342,420	5,383,416	5,725,836	3,599,678	2,126,158	—	1968(C)
MERCHANTS WALK	2,580,816	10,366,090	423,248	2,580,816	10,789,338	13,370,154	908,321	12,461,834	—	2001(A)
LARGO	293,686	792,119	1,154,515	293,686	1,946,634	2,240,320	1,686,846	553,473	—	1968(C)
LEESBURG	—	171,636	183,308	—	354,944	354,944	241,353	113,590	—	1969(C)
LARGO EAST BAY	2,832,296	11,329,185	1,177,723	2,832,296	12,506,908	15,339,204	4,497,309	10,841,895	—	1992(A)
LAUDERHILL	1,002,733	2,602,415	10,623,179	1,774,443	12,453,884	14,228,327	6,156,088	8,072,239	—	1974(C)
MELBOURNE	—	1,754,000	2,948,323	—	4,702,323	4,702,323	2,010,086	2,692,237	—	1968(C)
GROVE GATE	365,893	1,049,172	1,139,954	365,893	2,189,126	2,555,019	1,638,882	916,137	—	1968(C)
NORTH MIAMI	732,914	4,080,460	10,690,468	732,914	14,770,928	15,503,842	5,551,568	9,952,274	—	1985(A)
MILLER ROAD	1,138,082	4,552,327	1,581,207	1,138,082	6,133,534	7,271,616	4,709,419	2,562,196	—	1986(A)
MARGATE	2,948,530	11,754,120	2,708,325	2,948,530	14,462,445	17,410,975	3,782,878	13,628,097	—	1993(A)
MT. DORA	1,011,000	4,062,890	139,971	1,011,000	4,202,861	5,213,861	754,874	4,458,987	—	1997(A)
ORLANDO	923,956	3,646,904	1,891,604	1,172,119	5,290,345	6,462,464	1,426,473	5,035,991	—	1995(A)
RENAISSANCE CENTER	9,104,379	36,540,873	4,142,672	9,104,379	40,683,545	49,787,924	7,064,209	42,723,715	—	1998(A)
SAND LAKE	3,092,706	12,370,824	1,182,395	3,092,706	13,553,219	16,645,925	3,601,179	13,044,745	—	1994(A)
ORLANDO	560,800	2,268,112	3,010,063	580,030	5,258,945	5,838,975	859,946	4,979,029	—	1996(A)
OCALA	1,980,000	7,927,484	3,464,063	1,980,000	11,391,547	13,371,547	1,807,505	11,564,043	—	1997(A)
POMPANO BEACH	97,169	874,442	1,234,339	97,169	2,108,781	2,205,950	1,269,950	936,000	—	1968(C)
PALATKA	130,844	556,658	1,071,044	130,844	1,627,702	1,758,546	729,777	1,028,769	—	1970(C)
PANAMA CITY	1,962,500	—	890,429	147,853	890,429	1,038,282	—	1,038,282	—	2002(C)

Back to Contents

								TOTAL COST,
	INITIALCOST		SUBSEQUENT					NET OF		DATE OF
PROPERTIES	LAND	BUILDING AND IMPROVEMENT	TO ACQUISITION	LAND	BUILDINGS AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	ACCUMULATED DEPRECIATION	ENCUMBRANCES	CONSTRUCTION(C) ACQUISITION(A)

ST. PETERSBURG	—	917,360	827,898	—	1,745,258	1,745,258	729,213	1,016,045	—	1968(C)
TUTTLE BEE SARASOTA	254,961	828,465	1,753,621	254,961	2,582,086	2,837,047	1,702,417	1,134,630	—	1970(C)
SOUTH EAST SARASOTA	1,283,400	5,133,544	3,428,658	1,440,264	8,405,338	9,845,602	2,844,697	7,000,905	—	1989(A)
SANFORD	1,832,732	9,523,261	5,584,964	1,832,732	15,108,225	16,940,957	5,434,652	11,506,305	—	1989(A)
STUART	2,109,677	8,415,323	436,777	2,109,677	8,852,100	10,961,777	2,341,851	8,619,926	—	1994(A)
SOUTH MIAMI	1,280,440	5,133,825	2,666,410	1,280,440	7,800,235	9,080,675	1,685,651	7,395,024	—	1995(A)
TAMPA	2,820,000	11,283,189	1,438,750	2,820,000	12,721,939	15,541,939	2,440,944	13,100,994	—	1997(A)
TAMPA	2,400,445	5,601,039	—	2,400,445	5,601,039	8,001,484	12,570	7,988,914	—	2004(A)
VILLAGE COMMONS S.C.	2,192,331	8,774,158	432,183	2,192,331	9,206,341	11,398,672	1,389,164	10,009,508	—	1998(A)
MISSION BELL SHOPPING CENTER	5,056,426	11,843,119	—	5,056,426	12,921,823	17,978,249	674,758	17,303,491	—	2004(A)
WEST PALM BEACH	550,896	2,298,964	482,219	550,896	2,781,183	3,332,079	612,252	2,719,827	—	1995(A)
THE SHOPS AT WEST MELBOURNE	2,200,000	8,829,541	2,451,549	2,200,000	11,281,090	13,481,090	1,652,656	11,828,433	—	1998(A)
AUGUSTA	1,482,564	5,928,122	1,800,017	1,482,564	7,728,139	9,210,703	1,471,180	7,739,523	—	1995(A)
MACON	262,700	1,487,860	1,627,098	349,326	3,028,332	3,377,658	1,627,052	1,750,606	—	1969(C)
SAVANNAH	2,052,270	8,232,978	1,035,755	2,052,270	9,268,733	11,321,003	2,533,053	8,787,950	—	1993(A)
SAVANNAH	652,255	2,616,522	385,802	652,255	3,002,324	3,654,579	663,121	2,991,458	—	1995(A)
CLIVE	500,525	2,002,101	—	500,525	2,002,101	2,502,626	457,746	2,044,880	—	1996(A)
SOUTHDALE SHOPPING CENTER	1,720,330	6,916,294	818,911	1,720,330	7,735,204	9,455,534	1,115,958	8,339,576	4,362,600	1999(A)
DES MOINES	500,525	2,559,019	37,079	500,525	2,596,098	3,096,623	574,387	2,522,236	—	1996(A)
DUBUQUE	—	2,152,476	—	—	2,152,476	2,152,476	395,393	1,757,083	—	1997(A)
WATERLOO	500,525	2,002,101	2,763,812	500,525	4,765,913	5,266,438	457,746	4,808,692	—	1996(A)
ALTON, BELTLINE HWY	329,532	1,987,981	59,934	329,532	2,047,915	2,377,447	704,882	1,672,565	—	1998(A)
AURORA, N. LAKE	2,059,908	9,531,721	—	2,059,908	9,531,721	11,591,629	1,567,054	10,024,575	—	1998(A)
KRC ARLINGTON HEIGHT	1,983,517	9,178,272	(5,250,000)	1,983,517	3,928,272	5,911,789	1,230,314	4,681,475	—	1998(A)
BLOOMINGTON	805,521	2,222,353	5,163,864	805,521	7,386,217	8,191,738	3,845,835	4,345,903	—	1972(C)
BELLEVILLE, WESTFIELD PLAZA	—	5,372,253	—	—	5,372,253	5,372,253	883,767	4,488,486	—	1998(A)
BRADLEY	500,422	2,001,687	—	500,422	2,001,687	2,502,109	527,039	1,975,070	—	1996(A)
CALUMET CITY	1,479,217	8,815,760	5,046,762	1,479,217	13,862,522	15,341,739	1,556,642	13,785,097	—	1997(A)
COUNTRYSIDE	—	4,770,671	1,137,295	1,101,670	4,806,296	5,907,966	848,139	5,059,827	—	1997(A)
CARBONDALE	—	500,000	—	—	500,000	500,000	76,923	423,077	—	1997(A)
CHICAGO	—	2,687,046	583,053	—	3,270,099	3,270,099	496,399	2,773,700	—	1997(A)
CHAMPAIGN, NEIL ST.	230,519	1,285,460	82,606	230,519	1,368,066	1,598,585	198,872	1,399,712	—	1998(A)
ELSTON	1,010,375	5,692,211	—	1,010,375	5,692,211	6,702,586	936,253	5,766,333	—	1997(A)
S. CICERO	—	1,541,560	149,203	—	1,690,763	1,690,763	312,821	1,377,942	—	1997(A)
CRYSTAL LAKE, NW HWY	179,964	1,025,811	317,841	180,269	1,343,347	1,523,616	187,718	1,335,898	—	1998(A)
BUTTERFIELD SQUARE	1,601,960	6,637,926	299,681	1,603,277	6,936,290	8,539,567	1,195,189	7,344,378	—	1998(A)
DOWNERS PARK PLAZA	2,510,455	10,164,494	475,113	2,510,455	10,639,608	13,150,063	1,595,731	11,554,331	—	1999(A)
DOWNER GROVE	811,778	4,322,956	1,684,058	811,778	6,007,014	6,818,792	972,697	5,846,095	—	1997(A)
ELGIN	842,555	2,108,674	1,961,760	842,555	4,070,434	4,912,989	2,308,974	2,604,014	—	1972(C)
FOREST PARK	—	2,335,884	—	—	2,335,884	2,335,884	434,136	1,901,748	—	1997(A)
FAIRVIEW HTS, BELLVILLE RD.	—	11,866,880	1,806,567	—	13,673,447	13,673,447	2,034,842	11,638,605	—	1998(A)
GENEVA	500,422	12,917,712	14,927	500,422	12,932,639	13,433,061	2,254,655	11,178,406	9,427,398	1996(A)
MATTERSON	950,515	6,292,319	10,394,516	950,515	16,686,835	17,637,350	1,442,748	16,194,602	—	1997(A)
MT. PROSPECT	1,017,345	6,572,176	3,032,749	1,017,345	9,604,925	10,622,270	1,368,441	9,253,830	—	1997(A)
MUNDELIEN, S. LAKE	1,127,720	5,826,129	42,333	1,129,634	5,866,548	6,996,182	958,597	6,037,585	—	1998(A)
NORRIDGE	—	2,918,315	—	—	2,918,315	2,918,315	536,677	2,381,638	—	1997(A)
NAPERVILLE	669,483	4,464,998	70,678	669,483	4,535,676	5,205,159	770,751	4,434,408	—	1997(A)
OTTAWA	137,775	784,269	361,788	137,775	1,146,057	1,283,832	954,860	328,971	—	1970(C)
ORLAND PARK, S. HARLEM	476,972	2,764,775	1,045,328	476,972	3,810,103	4,287,075	516,697	3,770,378	—	1998(A)
OAK LAWN	1,530,111	8,776,631	100,280	1,530,111	8,876,911	10,407,022	1,580,747	8,826,275	14,483,478	1997(A)
OAKBROOK TERRACE	1,527,188	8,679,108	2,957,327	1,527,188	11,636,435	13,163,623	1,651,770	11,511,853	—	1997(A)
PEORIA	—	5,081,290	1,340,811	—	6,422,101	6,422,101	1,079,077	5,343,023	—	1997(A)
FREESTATE BOWL	343,723	1,129,198	(311,854)	252,723	998,099	1,250,822	106,299	1,144,523	—	2003(A)
ROCKFORD CROSSINGS	4,297,908	10,030,552	—	4,297,908	10,947,439	15,245,347	24,461	15,220,886	—	2004(A)
SKOKIE	—	2,276,360	9,488,383	2,628,440	9,136,303	11,764,743	876,375	10,888,368	8,206,487	1997(A)
KRC STREAMWOOD	181,962	1,057,740	181,885	181,962	1,239,625	1,421,587	182,228	1,239,358	—	1998(A)
WOODGROVE FESTIVAL	5,049,149	20,822,993	1,660,710	5,049,149	22,483,703	27,532,852	3,606,940	23,925,912	—	1998(A)
WAUKEGAN	203,427	1,161,847	37,012	203,772	1,198,514	1,402,286	177,874	1,224,412	—	1998(A)
PLAZA EAST	1,236,149	4,944,597	2,820,843	1,140,849	7,860,740	9,001,589	1,534,438	7,467,151	—	1995(A)
PLAZA WEST	808,435	3,210,187	624,109	808,435	3,834,296	4,642,731	773,903	3,868,828	—	1995(A)
FELBRAM	72,971	302,579	454,590	72,971	757,169	830,140	522,635	307,505	—	1970(C)
GREENWOOD	423,371	1,883,421	1,604,979	423,371	3,488,400	3,911,771	2,053,210	1,858,561	—	1970(C)
GRIFFITH	—	2,495,820	981,912	1,001,100	2,476,632	3,477,732	445,179	3,032,553	—	1997(A)
INDIANAPOLIS	447,600	3,607,193	2,659,741	447,600	6,266,934	6,714,534	4,094,010	2,620,524	—	1986(A)
LAFAYETTE	230,402	1,305,943	158,525	230,402	1,464,468	1,694,870	1,269,486	425,384	—	1971(C)
LAFAYETTE	812,810	3,252,269	1,180,709	812,810	4,432,978	5,245,788	812,950	4,432,838	—	1997(A)
KIMCO LAFAYETTE MARKET PLACE	4,184,000	16,752,165	197,152	4,184,000	16,949,317	21,133,317	2,804,972	18,328,345	—	1998(A)
KRC MISHAWAKA 895	378,088	1,999,079	642	378,730	1,999,079	2,377,809	328,022	2,049,787	—	1998(A)
SOUTH BEND, S. HIGH ST.	183,463	1,070,401	196,858	183,463	1,267,259	1,450,722	183,064	1,267,658	—	1998(A)
OVERLAND PARK	1,183,911	6,335,308	142,374	1,185,906	6,475,687	7,661,593	1,014,840	6,646,753	—	1998(A)
BELLEVUE	405,217	1,743,573	138,965	405,217	1,882,538	2,287,755	1,778,048	509,707	—	1976(A)
LEXINGTON	1,675,031	6,848,209	5,073,057	1,551,079	12,045,218	13,596,297	3,307,858	10,288,439	—	1993(A)
PADUCAH MALL, KY	—	1,047,281	(123,196)	—	924,085	924,085	238,292	685,793	—	1998(A)

Back to Contents

	INITIAL COST		SUBSEQUENT					TOTAL COST, NET OF		DATE OF
PROPERTIES	LAND	BUILDING AND IMPROVEMENT	TO ACQUISITION	LAND	BUILDINGS AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	ACCUMULATED DEPRECIATION	ENCUMBRANCES	CONSTRUCTION(C) ACQUISITION(A)

HAMMOND AIR PLAZA	3,813,873	15,260,609	1,174,739	3,813,873	16,435,348	20,249,221	2,960,598	17,288,623	—	1997(A)
KIMCO HOUMA 274, LLC	1,980,000	7,945,784	111,866	1,980,000	8,057,650	10,037,650	1,067,892	8,969,758	—	1999(A)
LAFAYETTE	2,115,000	8,508,218	8,922,126	3,678,274	15,867,070	19,545,344	2,566,529	16,978,815	—	1997(A)
GREAT BARRINGTON	642,170	2,547,830	7,005,383	751,124	9,444,259	10,195,383	1,793,792	8,401,591	—	1994(A)
SHREWSBURY SHOPPING CENTER	1,284,168	5,284,853	4,496,351	1,284,168	9,781,203	11,065,371	920,828	10,144,543	—	2000(A)
CLUB CENTRE AT PIKESVILLE	1,630,003	5,354,041	(89,088)	1,626,003	5,694,588	7,320,591	365,635	6,954,956	5,348,743	2003(A)
HARTFORD BUSINESS PARK	307,278	1,010,280	387,687	425,278	1,360,205	1,785,483	205,103	1,580,381	—	2003(A)
INGLESIDE	5,361,167	17,559,576	962,891	5,479,167	18,915,468	24,394,635	863,027	23,531,608	14,666,226	2003(A)
ROLLING ROAD PLAZA	1,931,564	6,348,068	276,369	1,828,564	7,231,817	9,060,380	510,238	8,550,142	—	2003(A)
ROSEDALE PLAZA	2,927,954	9,611,987	(1,241,799)	2,542,954	9,437,751	11,980,705	391,590	11,589,115	7,833,780	2003(A)
HARTFORD INDUSTRIAL PARK	2,755,863	—	(2,580,737)	175,126	—	175,126	—	175,126	—	2003(A)
PUTTY HILL PLAZA	4,438,599	10,381,274	—	4,438,599	10,381,274	14,819,874	—	14,819,874	—	2004(A)
WILDE LAKE	1,468,038	5,869,862	58,544	1,468,038	5,928,406	7,396,443	415,339	6,981,105	—	2002(A)
LYNX LANE	1,019,035	4,091,894	65,241	1,019,035	4,157,135	5,176,170	291,595	4,884,576	—	2002(A)
OAKLAND MILLS	667,165	2,663,081	18,950	667,165	2,682,031	3,349,196	187,809	3,161,388	—	2002(A)
CLINTON BANK BUILDING	141,964	466,369	(200,070)	82,964	362,370	445,335	58,469	386,866	—	2003(A)
CLINTON BOWL	39,779	130,716	(6,141)	38,779	135,963	174,742	25,958	148,784	—	2003(A)
VILLAGES AT URBANA	3,190,074	6,067	2,228,868	4,828,774	596,236	5,425,010	—	5,425,010	—	2003(A)
GAITHERSBURG	244,890	6,787,534	231,539	244,890	7,019,073	7,263,963	892,250	6,371,713	—	1999(A)
LITTLE GLEN	382,073	1,255,291	(155,390)	341,073	1,240,670	1,581,742	158,522	1,423,220	—	2003(A)
HAGERSTOWN	541,389	2,165,555	1,050,320	541,389	3,215,875	3,757,264	2,080,775	1,676,489	—	1973(C)
SHAWAN PLAZA	4,500,000	21,859,285	(2,833,756)	4,466,000	20,745,784	25,211,784	1,158,795	24,052,989	13,881,015	2003(A)
NEW RIDGE	1,318,416	—	(398,947)	919,469	—	919,469	—	919,469	—	2003(A)
LAUREL	349,562	1,398,250	939,535	349,562	2,337,785	2,687,347	674,745	2,012,602	—	1995(A)
LAUREL	274,580	1,100,968	283,421	274,580	1,384,389	1,658,969	1,065,502	593,467	—	1972(C)
LARGO/LANDOVER	982,266	27,223,105	101,011	982,266	27,324,117	28,306,383	3,490,897	24,815,486	—	1999(A)
SOUTHWEST MIXED USE PROPERTY	403,034	1,325,126	172,893	361,034	1,645,261	2,006,295	382,321	1,623,974	—	2003(A)
NORTH EAST STATION	—	—	869,385	869,385	—	869,385	—	869,385	—	2003(A)
PERRY HALL	3,733,309	12,245,774	(1,491,468)	3,339,309	11,191,306	14,530,615	723,615	13,807,000	5,794,062	2003(A)
NORTHWOOD INDUSTRIAL PARK	1,045,491	—	(970,896)	74,594	—	74,594	—	74,594	—	2003(A)
TIMONIUM SHOPPING CENTER	6,000,000	24,282,998	7,008,726	7,707,000	31,921,264	39,628,264	2,750,984	36,877,280	10,615,444	2003(A)
WALDORF BOWL	225,099	739,362	25,548	235,099	813,688	1,048,787	58,353	990,434	—	2003(A)
WALDORF FIRESTONE	73,127	240,625	(54,099)	57,127	221,621	278,748	17,068	261,681	—	2003(A)
BANGOR, ME	403,833	1,622,331	93,752	403,833	1,716,083	2,119,916	130,836	1,989,080	—	2001(A)
CLAWSON	1,624,771	6,578,142	2,710,539	1,624,771	9,288,681	10,913,452	2,328,758	8,584,694	—	1993(A)
WHITE LAKE	2,300,050	9,249,607	1,455,807	2,300,050	10,705,414	13,005,464	2,223,272	10,782,192	—	1996(A)
FARMINGTON	1,098,426	4,525,723	2,148,863	1,098,426	6,674,586	7,773,012	1,654,460	6,118,552	—	1993(A)
LIVONIA	178,785	925,818	806,503	178,785	1,732,321	1,911,106	633,177	1,277,929	—	1968(C)
MUSKEGON	391,500	958,500	825,035	391,500	1,783,535	2,175,035	1,437,226	737,809	—	1985(A)
TAYLOR	1,451,397	5,806,263	245,289	1,451,397	6,051,552	7,502,949	1,693,129	5,809,821	—	1993(A)
WALKER	3,682,478	14,730,060	1,859,480	3,682,478	16,589,540	20,272,018	4,429,480	15,842,538	—	1993(A)
BRIDGETON	—	2,196,834	—	—	2,196,834	2,196,834	408,417	1,788,417	—	1997(A)
CREVE COEUR, WOODCREST/OLIVE	1,044,598	5,475,623	615,905	960,813	6,175,312	7,136,126	975,804	6,160,321	—	1998(A)
CRYSTAL CITY, MI	—	234,378	—	—	234,378	234,378	37,141	197,237	—	1997(A)
CAPE GIRARDEAU	—	2,242,469	—	—	2,242,469	2,242,469	405,032	1,837,437	—	1997(A)
INDEPENDENCE, NOLAND DR.	1,728,367	8,951,101	57,226	1,731,300	9,005,394	10,736,694	1,479,654	9,257,040	—	1998(A)
NORTH POINT SHOPPING CENTER	1,935,380	7,800,746	183,188	1,935,380	7,983,934	9,919,314	1,229,620	8,689,694	7,049,814	1998(A)
KIRKWOOD	—	9,704,005	8,452,297	—	18,156,302	18,156,302	2,354,886	15,801,416	—	1998(A)
KANSAS CITY	574,777	2,971,191	246,276	574,777	3,217,467	3,792,244	574,233	3,218,012	—	1997(A)
LEMAY	125,879	503,510	923,296	451,155	1,101,530	1,552,685	596,912	955,773	—	1974(C)
GRAVOIS	1,032,416	4,455,514	10,516,242	1,032,416	14,971,756	16,004,172	5,129,298	10,874,873	—	1972(C)
SPRINGFIELD	2,745,595	10,985,778	4,627,343	2,904,022	15,454,694	18,358,716	3,446,198	14,912,518	—	1994(A)
ST. CHARLES—UNDERDEVELOPED LAN	431,960	—	758,855	431,960	758,855	1,190,815	73,895	1,116,920	—	1998(A)
KMART PARCEL	905,674	3,666,386	4,933,942	905,674	8,600,328	9,506,002	479,594	9,026,408	3,023,943	2002(A)
KRC ST. CHARLES	—	550,204	—	—	550,204	550,204	84,647	465,557	—	1998(A)
ST. LOUIS, CHRISTY BLVD.	809,087	4,430,514	892,293	809,087	5,322,807	6,131,894	722,287	5,409,607	—	1998(A)
OVERLAND	—	4,928,677	161,877	—	5,090,554	5,090,554	952,695	4,137,859	—	1997(A)
ST. LOUIS	—	5,756,736	216,173	—	5,972,909	5,972,909	1,119,002	4,853,907	—	1997(A)
ST. LOUIS	—	2,766,644	43,298	—	2,809,942	2,809,942	515,533	2,294,409	—	1997(A)
ST. PETERS	1,182,194	7,423,459	6,438,601	1,053,694	13,990,560	15,044,254	2,113,159	12,931,094	—	1997(A)
SPRINGFIELD,GLENSTONE AVE.	—	608,793	1,616,282	—	2,225,075	2,225,075	241,290	1,983,786	—	1998(A)
KDI—TURTLE CREEK	11,535,281	—	3,683,666	11,535,281	3,683,666	15,218,947	—	15,218,947	5,656,169	2004(C)
BURLINGTON COMMERCE PARK	1,330,894	—	—	1,330,894	—	1,330,894	—	1,330,894	—	2003(C)
KDI—UNIVERSITY COMMONS	5,869,610	—	3,855,733	5,869,610	3,855,733	9,725,343	—	9,725,343	3,818,405	2004(C)
CHARLOTTE	919,251	3,570,981	1,036,008	919,251	4,606,989	5,526,240	1,077,204	4,449,036	—	1995(A)
CHARLOTTE	1,783,400	7,139,131	601,415	1,783,400	7,740,546	9,523,946	2,118,088	7,405,858	—	1993(A)
TYVOLA RD.	—	4,736,345	5,290,999	—	10,027,344	10,027,344	4,720,986	5,306,359	—	1986(A)
CROSSROADS PLAZA	767,864	3,098,881	—	767,864	3,098,881	3,866,744	357,484	3,509,261	—	2000(A)
KIMCO CARY 696, INC.	2,180,000	8,756,865	405,993	2,256,799	9,086,059	11,342,858	1,531,426	9,811,432	—	1998(A)
HOPE VALLEY FARMS	3,780,369	—	8,188,356	3,382,455	8,586,270	11,968,725	—	11,968,725	7,595,995	2002(C)
DURHAM	1,882,800	7,551,576	1,146,228	1,882,800	8,697,804	10,580,604	1,856,561	8,724,043	—	1996(A)
LANDMARK STATION S.C.	1,200,000	4,808,785	264,027	1,200,000	5,072,812	6,272,812	652,982	5,619,830	—	1999(A)
GASTONIA	2,467,696	9,870,785	1,117,438	2,467,696	10,988,223	13,455,919	4,261,458	9,194,461	—	1989(A)

Back to Contents

		COST						TOTAL COST,		DATE OF
	INITIAL	BUILDING AND	SUBSEQUENT		BUILDINGS AND		ACCUMULATED	NET OF ACCUMULATED		CONSTRUCTION(C)
PROPERTIES	LAND	IMPROVEMENT	TO ACQUISITION	LAND	IMPROVEMENTS	TOTAL	DEPRECIATION	DEPRECIATION	ENCUMBRANCES	ACQUISITION(A)

HILLSBOROUGH CROSSING	2,750,820	—	(2,231,425)	519,395	—	519,395	—	519,395	—	2003(A)
RALEIGH	5,208,885	20,885,792	2,302,556	5,208,885	23,188,348	28,397,233	5,891,376	22,505,857	—	1993(A)
WAKEFIELD COMMONS II	6,506,450	—	7,620,540	5,998,650	8,128,340	14,126,990	—	14,126,990	10,477,032	2001(C)
WAKEFIELD CROSSINGS	3,413,932	—	(2,273,123)	825,006	315,803	1,140,809	—	1,140,809	—	2001(C)
EDGEWATER PLACE	3,150,000	—	7,854,491	3,150,000	7,854,491	11,004,491	—	11,004,491	8,303,552	2003(C)
WAKEFIELD COMMONS	1,240,000	5,015,595	50,020	1,240,000	5,065,615	6,305,615	475,173	5,830,442	—	2001(C)
WINSTON–SALEM	540,667	719,655	5,047,255	540,667	5,766,910	6,307,577	2,033,634	4,273,943	—	1969(C)
ROCKINGHAM	2,660,915	10,643,660	10,048,902	2,660,915	20,692,562	23,353,477	4,502,982	18,850,496	—	1994(A)
BRIDGEWATER NJ	1,982,481	(3,666,959)	3,443,995	1,982,481	5,200,423	7,182,904	1,461,073	5,721,832	—	1998(C)
BAYONNE BROADWAY	1,434,737	3,347,719	—	1,434,737	6,149,103	7,583,839	25,167	7,558,673	—	2004(A)
CHERRY HILL	2,417,583	6,364,094	1,094,888	2,417,583	7,458,982	9,876,565	4,156,960	5,719,605	—	1985(C)
MARLTON PIKE	—	4,318,534	—	—	4,318,534	4,318,534	922,764	3,395,770	—	1996(A)
CINNAMINSON	652,123	2,608,491	2,605,115	652,123	5,213,606	5,865,729	550,647	5,315,082	—	1996(A)
FRANKLIN TOWNE CENTER	4,903,113	19,608,193	102,509	4,903,113	19,710,702	24,613,815	3,294,440	21,319,375	11,815,179	1998(A)
HILLSBOROUGH	11,886,809	—	(6,880,755)	5,006,054	—	5,006,054	—	5,006,054	—	2001(C)
HOLMDEL TOWNE CENTER	10,824,624	43,301,494	363,865	10,824,624	43,665,360	54,489,983	2,235,263	52,254,720	—	2002(A)
HOLMDEL COMMONS	16,537,556	38,759,952	—	16,537,556	42,181,897	58,719,453	1,172,820	57,546,633	—	2004(A)
STRAUSS DISCOUNT AUTO	1,225,294	91,203	1,528,655	1,228,794	1,616,358	2,845,153	49,280	2,795,873	—	2002(A)
NORTH BRUNSWICK	3,204,978	12,819,912	12,917,194	3,204,978	25,737,106	28,942,084	5,700,159	23,241,925	—	1994(A)
PISCATAWAY TOWN CENTER	3,851,839	15,410,851	108,895	3,851,839	15,519,746	19,371,585	2,595,994	16,775,591	—	1998(A)
RIDGEWOOD	450,000	2,106,566	991,591	450,000	3,098,157	3,548,157	661,056	2,887,101	—	1993(A)
WESTMONT	601,655	2,404,604	9,695,722	601,655	12,100,326	12,701,981	2,185,705	10,516,275	—	1994(A)
SYCAMORE PLAZA	1,404,443	5,613,270	200,841	1,404,443	5,814,111	7,218,554	943,944	6,274,610	—	1998(A)
PLAZA PASEO DEL–NORTE	4,653,197	18,633,584	373,675	4,653,197	19,007,259	23,660,456	3,158,654	20,501,802	—	1998(A)
JUAN TABO, ALBUQUERQUE	1,141,200	4,566,817	293,273	1,141,200	4,860,090	6,001,290	775,242	5,226,049	—	1998(A)
BRIDGEHAMPTON	1,811,752	3,107,232	22,671,520	1,811,752	25,778,752	27,590,504	9,273,458	18,317,046	—	1972(C)
TWO GUYS AUTO GLASS	105,497	436,714	—	105,497	436,714	542,211	19,519	522,691	—	2003(A)
GENOVESE DRUG STORE	564,097	2,268,768	—	564,097	2,268,768	2,832,865	101,845	2,731,020	—	2003(A)
KINGS HIGHWAY	2,743,819	6,811,268	—	2,743,819	7,589,747	10,333,566	52,873	10,280,693	3,376,119	2004(A)
HOMEPORT–RALPH AVENUE	4,414,464	11,339,857	—	4,414,464	14,387,461	18,801,926	71,628	18,730,297	7,033,263	2004(A)
BAYRIDGE	2,569,765	6,251,197	—	2,569,765	12,411,320	14,981,084	46,085	14,934,999	4,280,540	2004(A)
BELLMORE	1,272,265	3,183,547	—	1,272,265	3,565,350	4,837,615	22,583	4,815,032	1,222,549	2004(A)
KING KULLEN PLAZA	5,968,082	23,243,404	786,111	5,968,082	24,029,515	29,997,597	4,528,000	25,469,597	—	1998(A)
KDI–CENTRAL ISLIP TOWN CENTER	13,733,950	1,266,050	652,913	13,733,950	1,918,963	15,652,913	—	15,652,913	—	2004(C)
ELMONT	3,011,653	7,606,066	—	3,011,653	9,778,889	12,790,542	55,401	12,735,141	4,021,162	2004(A)
FRANKLIN SQUARE	1,078,535	2,516,581	—	1,078,535	5,148,300	6,226,835	16,026	6,210,809	—	2004(A)
HAMPTON BAYS	1,495,105	5,979,320	134,045	1,495,105	6,113,365	7,608,470	2,904,959	4,703,511	—	1989(A)
HENRIETTA	1,075,358	6,635,486	1,597,189	1,075,358	8,232,675	9,308,033	2,399,012	6,909,021	—	1993(A)
HICKSVILLE	3,542,732	8,266,375	—	3,542,732	9,346,754	12,889,486	58,066	12,831,420	—	2004(A)
DOUGLASTON SHOPPING CENTER	3,033,190	12,179,993	—	3,033,190	12,179,993	15,213,183	547,085	14,666,098	—	2003(A)
ROSLYN SAVINGS BANK	244,064	981,225	—	244,064	981,225	1,225,289	44,054	1,181,235	—	2003(A)
MANHASSET VENTURE LLC	4,567,003	19,165,808	20,370,263	4,567,003	39,536,071	44,103,074	3,258,670	40,844,404	—	1999(A)
MASPETH QUEENS–DUANE READE	1,872,005	4,827,940	—	1,872,005	5,759,126	7,631,131	32,148	7,598,983	3,194,896	2004(A)
MASSAPEQUA	1,880,807	4,388,549	—	1,880,807	5,330,010	7,210,817	34,542	7,176,275	—	2004(A)
367–369 BLEEKER STREET	1,425,000	4,958,097	—	1,425,000	4,958,097	6,383,097	166,280	6,216,817	4,337,276	2004(A)
AMERICAN MUFFLER SHOP	76,056	325,567	—	76,056	325,567	401,624	14,483	387,140	—	2003(A)
PLAINVIEW	263,693	584,031	9,644,772	263,693	10,228,803	10,492,496	3,338,504	7,153,993	—	1969(C)
POUGHKEEPSIE	876,548	4,695,659	12,592,263	876,548	17,287,922	18,164,470	5,680,659	12,483,811	—	1972(C)
SYOSSET, NY	106,655	76,197	782,931	—	859,128	859,128	139,947	719,181	—	1990(C)
STATEN ISLAND	2,280,000	9,027,951	5,006,233	2,280,000	14,034,184	16,314,184	5,646,884	10,667,301	—	1989(A)
STATEN ISLAND	2,940,000	11,811,964	624,260	2,940,000	12,436,224	15,376,224	2,200,043	13,176,180	2,451,938	1997(A)
WEST GATES	1,784,718	9,721,970	(2,043,308)	1,784,718	7,678,662	9,463,380	2,757,540	6,705,840	—	1993(A)
WHITE PLAINS	1,777,765	4,453,894	—	1,777,765	6,369,799	8,147,564	42,881	8,104,683	3,938,107	2004(A)
YONKERS	871,977	3,487,909	—	871,977	3,487,909	4,359,886	843,530	3,516,356	—	1998(A)
AKRON WATERLOO	437,277	1,912,222	4,113,885	437,277	6,026,107	6,463,384	2,150,005	4,313,379	—	1975(C)
WEST MARKET ST.	560,255	3,909,430	210,155	560,255	4,119,585	4,679,840	2,027,213	2,652,627	—	1999(A)
ROMIG ROAD	855,713	5,472,635	(2,957,219)	855,713	2,515,416	3,371,129	2,556,889	814,240	—	1999(A)
AKRON, OH	—	2,491,079	79,234	—	2,570,313	2,570,313	992,903	1,577,410	—	1999(A)
BARBERTON	505,590	1,948,135	1,603,202	505,590	3,551,337	4,056,927	2,030,728	2,026,199	—	1972(C)
BRUNSWICK	771,765	6,058,560	702,444	771,765	6,761,004	7,532,769	5,589,377	1,943,392	—	1975(C)
BEAVERCREEK	635,228	3,024,722	2,800,398	635,228	5,825,120	6,460,348	3,835,980	2,624,368	—	1986(A)
CANTON	792,985	1,459,031	4,519,456	792,985	5,978,487	6,771,472	3,272,036	3,499,436	—	1972(C)
CAMBRIDGE	—	1,848,195	885,408	473,060	2,260,543	2,733,603	1,778,802	954,800	—	1973(C)
MORSE RD.	835,386	2,097,600	2,725,135	835,386	4,822,735	5,658,121	2,217,903	3,440,219	—	1988(A)
HAMILTON RD.	856,178	2,195,520	3,788,118	856,178	5,983,638	6,839,816	2,587,901	4,251,915	—	1988(A)
OLENTANGY RIVER RD.	764,517	1,833,600	2,278,078	764,517	4,111,678	4,876,195	2,298,471	2,577,724	—	1988(A)
W. BROAD ST.	982,464	3,929,856	3,147,152	969,804	7,089,668	8,059,472	3,014,238	5,045,234	—	1988(A)
RIDGE ROAD	1,285,213	4,712,358	10,339,830	1,285,213	15,052,188	16,337,401	2,563,268	13,774,133	—	1992(A)
GLENWAY AVE	530,243	3,788,189	527,010	530,243	4,315,198	4,845,441	2,016,347	2,829,094	—	1999(A)
SPRINGDALE	3,205,653	14,619,732	5,451,890	3,205,653	20,071,622	23,277,275	7,227,973	16,049,302	—	1992(A)
SOUTH HIGH ST.	602,421	2,737,004	39,114	602,421	2,776,118	3,378,539	1,583,941	1,794,598	—	1999(A)
GLENWAY CROSSING	699,359	3,112,047	849,796	699,359	3,961,843	4,661,202	391,690	4,269,512	—	2000(A)
HIGHLAND RIDGE PLAZA	1,540,000	6,178,398	141,991	1,540,000	6,320,389	7,860,389	819,451	7,040,938	—	1999(A)

Back to Contents

		COST						TOTAL COST,		DATE OF
	INITIAL	BUILDING AND	SUBSEQUENT		BUILDINGS AND		ACCUMULATED	NET OF ACCUMULATED		CONSTRUCTION(C)
PROPERTIES	LAND	IMPROVEMENT	TO ACQUISITION	LAND	IMPROVEMENTS	TOTAL	DEPRECIATION	DEPRECIATION	ENCUMBRANCES	ACQUISITION(A)

SHILOH SPRING RD.	—	1,735,836	2,077,693	—	3,813,529	3,813,529	2,421,192	1,392,337	—	1969(C)
OAKCREEK	1,245,870	4,339,637	4,056,165	1,245,870	8,395,802	9,641,672	4,313,256	5,328,415	—	1984(A)
SALEM AVE.	665,314	347,818	5,413,585	665,314	5,761,403	6,426,717	2,251,428	4,175,288	—	1988(A)
KETTERING	1,190,496	4,761,984	671,539	1,190,496	5,433,523	6,624,019	2,615,178	4,008,841	—	1988(A)
KENT, OH	6,254	3,028,914	—	6,254	3,028,914	3,035,168	1,187,392	1,847,776	—	1999(A)
KENT	2,261,530	—	—	2,261,530	—	2,261,530	—	2,261,530	—	1995(A)
LIMA	695,121	3,080,479	795,668	695,121	3,876,147	4,571,268	938,505	3,632,763	—	1995(A)
MENTOR	503,981	2,455,926	2,074,340	503,981	4,530,266	5,034,247	1,692,581	3,341,666	—	1987(A)
MIDDLEBURG HEIGHTS	639,542	3,783,096	1,782,440	639,542	5,565,536	6,205,078	1,883,845	4,321,232	—	1999(A)
MENTOR ERIE COMMONS.	2,234,474	9,648,000	4,996,552	2,234,474	14,644,552	16,879,026	5,305,182	11,573,844	—	1988(A)
MALLWOODS CENTER	294,232	—	(496,786)	294,232	1,184,543	1,478,775	65,875	1,412,899	—	1999(C)
NORTH OLMSTED	626,818	3,712,045	35,000	626,818	3,747,045	4,373,862	1,710,128	2,663,735	—	1999(A)
ORANGE OHIO	3,783,875	—	2,201,211	2,754,869	3,230,218	5,985,087	—	5,985,087	—	2001(C)
SPRINGBORO PIKE	1,854,527	2,572,518	2,718,983	1,854,527	5,291,501	7,146,028	3,266,702	3,879,326	—	1985(C)
SPRINGFIELD	842,976	3,371,904	1,511,420	842,976	4,883,324	5,726,300	1,921,955	3,804,345	—	1988(A)
UPPER ARLINGTON	504,256	2,198,476	8,485,421	1,255,544	9,932,609	11,188,153	5,378,591	5,809,562	—	1969(C)
WICKLIFFE	610,991	2,471,965	1,412,163	610,991	3,884,128	4,495,119	861,548	3,633,571	—	1995(A)
CHARDON ROAD	481,167	5,947,751	66,234	481,167	6,013,984	6,495,152	2,278,151	4,217,001	—	1999(A)
WESTERVILLE	1,050,431	4,201,616	7,674,134	1,050,431	11,875,750	12,926,181	3,851,601	9,074,580	—	1988(A)
EDMOND	477,036	3,591,493	8,900	477,036	3,600,393	4,077,429	634,545	3,442,884	—	1997(A)
MIDWEST CITY	1,435,506	7,370,459	(3,397,576)	1,437,930	3,970,459	5,408,389	1,046,276	4,362,113	—	1998(A)
CENTENNIAL PLAZA	4,650,634	18,604,307	1,153,655	4,650,634	19,757,962	24,408,596	3,253,604	21,154,991	8,482,169	1998(A)
TULSA	20,038	80,101	11,500	20,038	91,601	111,639	26,842	84,798	—	1996(A)
ALLEGHENY	—	30,061,177	—	—	30,061,177	30,061,177	36,430	30,024,747	—	2004(A)
CHIPPEWA	2,881,525	11,526,101	111,291	2,881,525	11,637,392	14,518,917	1,468,380	13,050,537	11,205,699	2000(A)
CARNEGIE	—	3,298,908	17,747	—	3,316,655	3,316,655	425,213	2,891,443	—	1999(A)
CENTER SQUARE	731,888	2,927,551	1,105,299	731,888	4,032,850	4,764,738	727,384	4,037,354	—	1996(A)
WEST MIFFLIN	475,815	1,903,231	724,416	475,815	2,627,647	3,103,462	682,226	2,421,236	—	1993(A)
EAST STROUDSBURG	1,050,000	2,372,628	1,095,654	1,050,000	3,468,282	4,518,282	2,528,721	1,989,562	—	1973(C)
EXTON	176,666	4,895,360	—	176,666	4,895,360	5,072,026	627,611	4,444,416	—	1999(A)
EXTON	731,888	2,927,551	—	731,888	2,927,551	3,659,439	625,546	3,033,893	—	1996(A)
EASTWICK	889,001	2,762,888	2,386,166	889,001	5,539,713	6,428,714	1,138,699	5,290,015	4,614,267	1997(A)
FEASTERVILLE	520,521	2,082,083	38,692	520,521	2,120,775	2,641,296	439,411	2,201,885	—	1996(A)
GETTYSBURG	74,626	671,630	101,519	74,626	773,149	847,775	723,464	124,311	—	1986(A)
HARRISBURG, PA	452,888	6,665,238	1,817,667	452,888	8,482,905	8,935,793	4,239,439	4,696,354	—	2002(A)
SIMPSON FERRY	658,346	6,908,711	332,158	658,346	7,240,869	7,899,214	2,945,354	4,953,861	—	2000(A)
HAMBURG	439,232	—	2,023,428	494,982	1,967,677	2,462,660	138,860	2,323,800	2,572,417	2000(C)
HAVERTOWN	731,888	2,927,551	—	731,888	2,927,551	3,659,439	625,546	3,033,893	—	1996(A)
OLMSTED	167,337	2,815,856	444,283	167,337	3,260,139	3,427,476	2,598,772	828,705	—	1973(C)
MIDDLETOWN	207,283	1,174,603	447,331	207,283	1,621,934	1,829,217	1,225,438	603,779	—	1986(A)
HOLIDAY CENTER	5,662,465	18,112,629	29,059	5,662,465	19,620,300	25,282,765	1,270,790	24,011,975	15,800,000	2003(A)
NORRISTOWN	686,134	2,664,535	3,385,428	774,084	5,962,013	6,736,097	3,430,495	3,305,602	—	1984(A)
NEW KENSINGTON	521,945	2,548,322	676,040	521,945	3,224,362	3,746,307	2,755,473	990,834	—	1986(A)
PHILADELPHIA	731,888	2,927,551	—	731,888	2,927,551	3,659,439	625,546	3,033,893	—	1996(A)
GALLERY, PHILADELPHIA PA	—	—	258,931	—	258,931	258,931	7,000	251,931	—	1996(A)
RICHBORO	788,761	3,155,044	11,747,977	976,439	14,715,343	15,691,782	5,676,734	10,015,047	—	1986(A)
SPRINGFIELD	919,998	4,981,589	1,701,784	919,998	6,683,373	7,603,371	4,177,840	3,425,531	—	1983(A)
UPPER ALLEN	445,743	1,782,972	302,060	445,743	2,085,032	2,530,775	1,775,490	755,285	—	1986(A)
UPPER DARBY	231,821	927,286	4,813,997	231,821	5,670,033	5,901,854	1,033,131	4,868,724	3,625,495	1996(A)
WEST MIFFLIN HILLS	636,366	3,199,729	7,062,749	636,366	10,262,478	10,898,844	5,324,323	5,574,520	—	1973(C)
WEST MIFFLIN	1,468,341	—	—	1,468,341	—	1,468,341	—	1,468,341	—	1986(A)
WHITEHALL	—	5,195,577	9,231	—	5,204,808	5,204,808	1,110,167	4,094,641	—	1996(A)
EASTERN BLVD.	412,016	1,876,962	615,039	412,016	2,492,001	2,904,017	1,872,846	1,031,171	—	1987(A)
E. PROSPECT ST.	604,826	2,755,314	324,031	604,826	3,079,345	3,684,171	2,795,953	888,217	—	1986(A)
W. MARKET ST.	188,562	1,158,307	—	188,562	1,158,307	1,346,869	1,132,898	213,971	—	1986(A)
MARSHALL PLAZA, CRANSTON RI	1,886,600	7,575,302	597,775	1,886,600	8,173,077	10,059,677	1,358,544	8,701,133	—	1998(A)
CHARLESTON	730,164	3,132,092	4,902,091	730,164	8,034,183	8,764,347	2,726,895	6,037,451	—	1978(C)
CHARLESTON	1,744,430	6,986,094	4,182,126	1,744,430	11,168,220	12,912,650	2,194,054	10,718,596	—	1995(A)
FLORENCE	1,465,661	6,011,013	124,757	1,465,661	6,135,770	7,601,431	1,131,191	6,470,239	—	1997(A)
GREENVILLE	2,209,812	8,850,864	185,932	2,209,812	9,036,796	11,246,608	1,593,993	9,652,614	—	1997(A)
NORTH CHARLESTON	744,093	2,974,990	96,365	744,093	3,071,355	3,815,448	343,868	3,471,580	1,974,523	2000(A)
N. CHARLESTON	2,965,748	11,895,294	752,604	2,965,748	12,647,898	15,613,646	2,057,576	13,556,070	—	1997(A)
MADISON	—	4,133,904	2,608,110	—	6,742,014	6,742,014	4,307,811	2,434,203	—	1978(C)
HICKORY RIDGE COMMONS	596,347	2,545,033	7,624	596,347	2,552,656	3,149,004	292,418	2,856,586	—	2000(A)
TROLLEY STATION	3,303,682	13,218,740	55,985	3,303,682	13,274,725	16,578,407	2,121,870	14,456,537	10,572,944	1998(A)
RIVERGATE STATION	6,232,621	16,977,163	—	6,232,621	18,300,293	24,532,914	644,108	23,888,806	16,767,370	2004(A)
MARKET PLACE AT RIVERGATE	2,574,635	10,339,449	661,768	2,574,635	11,001,217	13,575,852	1,758,748	11,817,105	—	1998(A)
PREF. EQUITY–JERNIGAN PROP GRP	5,525,964	22,122,014	—	5,525,964	22,122,014	27,647,978	65,923	27,582,055	20,896,870	2004(A)
RIVERGATE, TN	3,038,561	12,157,408	2,816,048	3,038,561	14,973,456	18,012,017	2,148,547	15,863,470	—	1998(A)
CENTER OF THE HILLS, TX	2,923,585	11,706,145	304,976	2,923,585	12,011,121	14,934,706	1,954,306	12,980,400	—	1998(A)
ARLINGTON	3,160,203	2,285,377	—	3,160,203	2,285,377	5,445,580	418,795	5,026,786	—	1997(A)
DOWLEN CENTER	2,244,581	—	9,342,029	2,244,581	9,342,029	11,586,610	—	11,586,610	6,114,902	2002(C)
BURLESON	9,974,390	810,314	(1,265,438)	4,620,260	4,899,007	9,519,267	—	9,519,267	—	2000(C)

Back to Contents

	INITIAL COST							TOTAL COST,
PROPERTIES	LAND	BUILDING AND IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDINGS AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

BAYTOWN	500,422	2,431,651	218,616	500,422	2,650,267	3,150,689	545,404	2,605,285	—	1996(A)
SOUTH TOWN PLAZA	3,482,124	—	2,300,982	1,638,586	4,144,519	5,783,106	—	5,783,106	4,269,712	2003(C)
CORPUS CHRISTI, TX	—	944,562	3,207,999	—	4,152,561	4,152,561	360,921	3,791,641	—	1997(A)
DALLAS	1,299,632	5,168,727	4,652,572	1,299,632	9,821,299	11,120,931	8,791,807	2,329,124	—	1969(C)
MONTGOMERY PLAZA	6,203,205	—	8,186,040	6,203,205	8,186,040	14,389,245	—	14,389,245	—	2003(C)
GARLAND	500,414	2,001,656	—	500,414	2,001,656	2,502,070	457,641	2,044,429	—	1996(A)
SPRING CYPRESS, TX	1,762,939	—	10,691,809	1,762,939	10,691,809	12,454,748	—	12,454,748	—	2001(C)
CENTER AT BAYBROOK	6,941,017	27,727,491	136,892	6,941,017	27,864,383	34,805,400	4,629,516	30,175,884	—	1998(A)
HARRIS COUNTY	1,843,000	7,372,420	885,401	2,003,260	8,097,561	10,100,821	1,488,755	8,612,066	—	1997(A)
SHARPSTOWN COURT	1,560,010	6,245,807	228,606	1,560,010	6,474,412	8,034,422	958,601	7,075,821	5,697,677	1999(A)
CYPRESS TOWNE CENTER	6,033,932	—	3,616,420	4,091,774	5,558,578	9,650,352	—	9,650,352	6,782,459	2003(C)
THE CENTRE AT COPPERFIELD	6,722,685	15,708,899	—	6,722,685	17,143,072	23,865,757	277,391	23,588,366	18,000,000	2004(A)
SHOPS AT VISTA RIDGE	3,257,199	13,029,416	75,901	3,257,199	13,105,317	16,362,516	2,196,785	14,165,731	17,640,426	1998(A)
VISTA RIDGE PLAZA	2,926,495	11,716,483	1,610,381	2,926,495	13,326,864	16,253,359	2,067,880	14,185,479	—	1998(A)
VISTA RIDGE PHASE II	2,276,575	9,106,300	18,600	2,276,575	9,124,900	11,401,475	1,440,034	9,961,441	—	1998(A)
SOUTH PLAINES PLAZA, TX	1,890,000	7,577,145	106,206	1,890,000	7,683,351	9,573,351	1,321,975	8,251,376	4,947,766	1998(A)
LAKE WORTH TOWNE CROSSING	8,000,000	—	4,275,847	6,612,265	5,663,582	12,275,847	—	12,275,847	7,289,850	2003(C)
MESQUITE	520,340	2,081,356	724,043	520,340	2,805,399	3,325,739	645,967	2,679,772	—	1995(A)
MESQUITE TOWN CENTER	3,757,324	15,061,644	1,501,818	3,757,324	16,563,462	20,320,786	2,606,135	17,714,651	—	1998(A)
N. RICHLAND HILLS	1,000,000	—	80,837	1,065,837	15,000	1,080,837	—	1,080,837	—	1997(A)
NEW BRAUNSFELS	840,000	3,360,000	—	840,000	3,360,000	4,200,000	129,418	4,070,582	—	2003(A)
FORUM AT OLYMPIA PARKWAY-DEV	668,781	—	288,527	352,069	8,229,510	8,581,579	2,571	8,579,008	—	1999(C)
FORUM AT OLYMPIA PARKWAY	800,000	10,509,105	11,309,105	800,000	10,509,105	11,309,105	—	11,309,105	9,357,058	1999(C)
PLANO	500,414	2,830,835	—	500,414	2,830,835	3,331,249	593,213	2,738,036	—	1996(A)
TEMPLE TOWNE CENTRE	7,765,498	18,204,577	—	7,765,498	19,813,207	27,578,705	605,958	26,972,747	21,738,254	2004(A)
WEST OAKS	500,422	2,001,687	26,291	500,422	2,027,978	2,528,400	458,432	2,069,968	—	1996(A)
MARKET STREET AT WOODLANDS	10,920,168	—	58,660,098	10,920,168	58,660,098	69,580,266	—	69,580,266	40,773,021	2002(C)
OGDEN	213,818	855,275	3,642,126	874,898	4,497,401	5,372,299	1,218,472	4,153,827	—	1967(C)
COLONIAL HEIGHTS	125,376	3,476,073	32,420	125,376	3,508,493	3,633,869	448,462	3,185,407	—	1999(A)
HARRISONBURG	69,885	1,938,239	—	69,885	1,938,239	2,008,123	248,492	1,759,631	—	1999(A)
MANASSAS	1,788,750	7,162,661	239,294	1,788,750	7,401,955	9,190,705	1,363,867	7,826,838	—	1997(A)
SUDLEY TOWNE PLAZA	2,065,432	6,781,763	(62,000)	2,046,432	7,278,099	9,324,532	292,495	9,032,037	—	2003(A)
RICHMOND	82,544	2,289,288	280,600	82,544	2,569,889	2,652,432	158,944	2,493,488	—	1999(A)
RICHMOND	670,500	2,751,375	—	670,500	2,751,375	3,421,875	493,036	2,928,839	—	1995(A)
VALLEY VIEW SHOPPING CENTER	3,440,018	8,054,004	—	3,440,018	8,787,875	12,227,893	147,117	12,080,777	—	2004(A)
MANCHESTER SHOPPING CENTER	2,722,461	6,403,866	—	2,722,461	6,984,658	9,707,119	211,133	9,495,986	—	2004(A)
TRIANGLE MALL	8,576,385	6,787,976	(672,537)	4,886,659	10,393,672	15,280,331	—	15,280,331	12,158,466	2003(C)
HAZEL DELL TOWNE CENTER	9,340,819	—	13,228,655	9,340,819	13,228,655	22,569,474	—	22,569,474	10,259,602	2003(C)
RACINE	1,403,082	5,612,330	1,892,698	1,403,082	7,505,028	8,908,110	3,153,506	5,754,604	—	1988(A)
CHARLES TOWN	602,000	3,725,871	10,520,629	602,000	14,246,500	14,848,500	5,963,311	8,885,188	—	1985(A)
MARTINSBURG	242,634	1,273,828	628,937	242,634	1,902,765	2,145,399	1,620,029	525,370	—	1986(A)
RIVERWALK PLAZA	2,708,290	10,841,674	122,699	2,708,290	10,964,373	13,672,663	1,647,521	12,025,142	7,613,675	1999(A)
MEXICO-HUEHUETOCA	7,321,473	729,862	—	7,321,473	729,862	8,051,335	—	8,051,335	—	2004(A)
MEXICO-REYNOSA-LAND	12,570,940	2,563,621	—	12,570,940	2,563,621	15,134,561	—	15,134,561	—	2004(A)
MEXICO-SAN LUIS POTOSI	5,787,073	6,860,642	—	5,787,073	6,860,642	12,647,715	—	12,647,715	—	2004(A)
BALANCE OF PORTFOLIO	205,631	4,492,127	30,223,292	3,630,724	41,792,187	45,422,910	15,929,259	29,493,653	—	VARIOUS

				$790,061,509	$3,302,160,968	$4,092,222,477	$634,641,781	$3,457,580,696	$509,696,502

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	15 to 50 years
Fixtures, building and leasehold improvements	Terms of leases or useful lives, whichever is shorter
(including certain identified intangible assets)

The aggregate cost for Federal income tax purposes was approximately $3.7 billion at December 31, 2004.

The changes in total real estate assets for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002

Balance, beginning of period	$4,174,664,893	$3,421,159,067	$3,201,363,929
Acquisitions	672,421,546	1,142,133,901	287,379,293
Improvements	195,577,445	182,351,801	154,638,211
Transfers from (to) unconsolidated joint ventures	(748,971,957)	(237,421,088)	22,603,592
Sales	(193,948,762)	(312,228,077)	(200,957,621)
Assets held for sale	(4,555,688)	(17,315,557)	(10,837,674)
Adjustment of property carrying values	(2,965,000)	(4,015,554)	(33,030,663)

Balance, end of period	$4,092,222,477	$4,174,664,493	$3,421,159,067

Back to Contents

	INITIAL COST							TOTAL COST, NET OF ACCUMULATED DEPRECIATION		DATE OF CONSTRUCTION (C )ACQUISITION(A)
		BUILDING AND IMPROVEMENT	SUBSEQUENT TO ACQUISITION		BUILDINGS AND IMPROVEMENTS		ACCUMULATED DEPRECIATION
PROPERTIES	LAND			LAND		TOTAL			ENCUMBRANCES

The changes in accumulated depreciation for the years ended December 31, 2004, 2003, and 2002 are as follows:

			2004	2003	2002

Balance, beginning of period			$568,988,445	$516,558,123	$452,877,433
Depreciation for year			96,584,738	83,563,580	72,791,420
Transfers from (to) unconsolidated joint ventures			(14,133,515)	(4,124,181)	3,575,220
Sales			(15,909,487)	(24,979,281)	(9,771,567)
Assets held for sale			(888,400)	(2,029,796)	(2,914,383)

Balance, end of period			$634,641,781	$568,988,445	$516,558,123

Reclassifications:
Certain Amounts in the Prior Period Have Been Reclassified in Order to Conform with the Current Period's Presentation.