Form 10-Q
period 2005-03-31
KIMCO REALTY CORP
filed 2005-04-29
CIK 879101

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ---------------------------


Commission file number     1-10899
                       ---------------------------------------------------------



                            Kimco Realty Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                        13-2744380
-----------------------------------      ---------------------------------------
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

              113,087,015 shares outstanding as of March 31, 2005.


                                     1 of 31

                                     PART I


                              FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Financial Statements -

      Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004.

      Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2005 and 2004.

      Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2005 and 2004.

      Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004.

Notes to Condensed Consolidated Financial Statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (in thousands, except share information)


                                                                                                  MARCH 31,           DECEMBER 31,
                                                                                                     2005                 2004
                                                                                             -----------------    -----------------
 Assets:
      Operating real estate, net of accumulated depreciation
          of $686,447 and  $634,642, respectively                                                 $ 3,046,718          $ 3,095,360
      Investments and advances in real estate joint ventures                                          609,244              595,175
      Real estate under development                                                                   371,917              362,220
      Other real estate investments                                                                   190,862              188,536
      Mortgages and other financing receivables                                                       141,189              140,717
      Cash and cash equivalents                                                                        96,141               38,220
      Marketable securities                                                                           171,971              123,771
      Accounts and notes receivable                                                                    57,366               52,182
      Other assets                                                                                    153,214              153,416
                                                                                             -----------------    -----------------
                                                                                                  $ 4,838,622          $ 4,749,597
                                                                                             =================    =================


 Liabilities:
      Notes payable                                                                               $ 1,618,743          $ 1,608,925
      Mortgages payable                                                                               345,990              353,071
      Construction loans payable                                                                      176,819              156,626
      Dividends payable                                                                                71,892               71,489
      Other liabilities                                                                               230,568              216,195
                                                                                             -----------------    -----------------
                                                                                                    2,444,012            2,406,306
                                                                                             -----------------    -----------------
      Minority interests                                                                              112,539              106,891
                                                                                             -----------------    -----------------

 Stockholders' equity:
      Preferred Stock, $1.00 par value, authorized 3,600,000 shares
      Class F Preferred Stock, $1.00 par value, authorized 700,000 shares
           Issued and outstanding 700,000 shares                                                          700                  700
           Aggregate liquidation preference $175,000
      Common Stock, $.01 par value, authorized 200,000,000 shares
           Issued and outstanding 113,087,015 and 112,426,406 shares, respectively                      1,131                1,124
      Paid-in capital                                                                               2,221,404            2,200,544
      Retained earnings/(Cumulative distributions in excess of net income)                             11,131               (3,749)
                                                                                             -----------------    -----------------
                                                                                                    2,234,366            2,198,619
      Accumulated other comprehensive income                                                           47,705               37,781
                                                                                             -----------------    -----------------
                                                                                                    2,282,071            2,236,400
                                                                                             -----------------    -----------------
                                                                                                  $ 4,838,622          $ 4,749,597
                                                                                             =================    =================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                KIMCO REALTY CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                               (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  2005                         2004
                                                                            -----------------            -----------------
       Revenues from rental property                                               $ 132,043                    $ 139,137
                                                                            -----------------            -----------------

       Rental property expenses:
          Rent                                                                         2,574                        2,820
          Real estate taxes                                                           16,395                       16,281
          Operating and maintenance                                                   18,000                       16,377
                                                                            -----------------            -----------------
                                                                                      36,969                       35,478
                                                                            -----------------            -----------------

                                                                                      95,074                      103,659

       Income from other real estate investments                                      16,608                        6,171
       Mortgage and other financing income                                             3,105                        3,560
       Management and other fee income                                                 7,653                        5,761
       Depreciation and amortization                                                 (26,031)                     (26,352)
                                                                            -----------------            -----------------
                                                                                      96,409                       92,799

Interest, dividends and other investment income                                        4,040                        3,003
Other income/(expense), net                                                             (947)                       1,910

Interest expense                                                                     (28,640)                     (27,228)
General and administrative expenses                                                  (12,004)                     (10,228)
                                                                            -----------------            -----------------

                                                                                      58,858                       60,256

Provision for income taxes                                                            (2,637)                      (2,103)

Equity in income of real estate joint ventures, net                                   24,381                       14,005
Minority interests in income, net                                                     (3,136)                      (2,199)
Gain on sale of development properties
          net of tax of $3,479 and $2,599, respectively                                5,219                        3,899
                                                                            -----------------            -----------------

           Income from continuing operations                                          82,685                       73,858
                                                                            -----------------            -----------------

Discontinued operations:
       Income from discontinued operating properties                                     104                          445
       Loss on operating properties held for sale/sold                                     -                       (4,151)
       Gain on disposition of operating properties                                     2,396                        1,237
                                                                            -----------------            -----------------
           Income/(loss) from discontinued operations                                  2,500                       (2,469)
                                                                            -----------------            -----------------

Gain on transfer of operating properties                                               1,595                            -
                                                                            -----------------            -----------------


            Net income                                                                86,780                       71,389

       Preferred stock dividends                                                      (2,909)                      (2,909)
                                                                            -----------------            -----------------

           Net income available to common shareholders                              $ 83,871                     $ 68,480
                                                                            =================            =================


Per common share:
       Income from continuing operations:
            -Basic                                                                    $ 0.72                       $ 0.64
                                                                            =================            =================
            -Diluted                                                                  $ 0.71                       $ 0.63
                                                                            =================            =================
       Net income :
            -Basic                                                                    $ 0.74                       $ 0.62
                                                                            =================            =================
            -Diluted                                                                  $ 0.73                       $ 0.61
                                                                            =================            =================


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               For the Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)
                                 (in thousands)




                                                                                  2005                             2004
                                                                             ---------------                  ---------------
Net income                                                                         $ 86,780                         $ 71,389
                                                                             ---------------                  ---------------
Other comprehensive income:
     Change in unrealized gain on marketable securities                               9,844                            4,067
     Change in unrealized gain on warrants                                                -                            2,161
     Change in unrealized gain on foreign currency hedge agreements                   1,802                              191
     Foreign currency translation adjustment                                         (1,722)                            (448)

                                                                             ---------------                  ---------------
Other comprehensive income                                                            9,924                            5,971
                                                                             ---------------                  ---------------


Comprehensive income                                                               $ 96,704                         $ 77,360
                                                                             ===============                  ===============



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  KIMCO REALTY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)
                                 (in thousands)


                                                                                           2005                       2004
                                                                                  ---------------------       --------------------
Cash flow from operating activities:
  Net income                                                                                  $ 86,780                   $ 71,389
  Adjustments to reconcile net income to net cash provided
           by operating activities:
    Depreciation and amortization                                                               26,183                     26,992
    Loss on operating properties held for sale/sold                                                  -                      4,151
    Gain on sale of development properties                                                      (8,698)                    (6,498)
    Gain on sale of operating properties                                                        (3,991)                    (1,237)
    Minority interests in income, net                                                            3,136                      2,199
    Equity in income of  real estate joint ventures, net                                       (24,381)                   (14,005)
    Income from other real estate investments                                                  (12,325)                    (4,825)
    Distributions of unconsolidated investments                                                 33,815                     18,393
    Change in accounts and notes receivable                                                     (5,024)                    (4,552)
    Change in accounts payable and accrued expenses                                             20,678                     15,016
    Change in other operating assets and liabilities                                            (4,501)                       478
                                                                                  ---------------------       --------------------
          Net cash flow provided by operating activities                                       111,672                    107,501
                                                                                  ---------------------       --------------------

Cash flow from investing activities:
    Acquisition of and improvements to operating real estate                                   (50,961)                   (95,321)
    Acquisition of and improvements to real estate under development                           (71,862)                   (31,312)
    Investment in marketable securities                                                        (40,011)                      (909)
    Proceeds from sale of marketable securities                                                  1,836                      5,874
    Proceeds from transferred operating properties                                              52,974                          -
    Investments and advances to real estate joint ventures                                     (24,623)                   (12,626)
    Reimbursements of advances to real estate joint ventures                                     8,556                     39,395
    Other real estate investments                                                               (7,915)                   (13,324)
    Reimbursements of advances to other real estate investments                                  3,031                      4,642
    Investment in mortgage loans receivable                                                     (6,200)                   (22,991)
    Collection of mortgage loans receivable                                                      5,594                     22,679
    Settlement of net investment hedges                                                        (10,126)                         -
    Proceeds from sale of operating properties                                                  17,230                      7,275
    Proceeds from sale of development properties                                                78,083                     46,719
                                                                                  ---------------------       --------------------
           Net cash flow used for investing activities                                         (44,394)                   (49,899)
                                                                                  ---------------------       --------------------

Cash flow from financing activities:
    Principal payments on debt, excluding
       normal amortization of rental property debt                                                   -                     (6,565)
    Principal payments on rental property debt                                                  (1,979)                    (2,102)
    Principal payments on construction loan financings                                         (23,954)                   (18,190)
    Proceeds from mortgage/construction loan financings                                         63,224                     16,930
    Borrowings under revolving credit facilities                                                     -                     15,000
    Repayment of borrowings under revolving credit facilities                                  (94,102)                         -
    Proceeds from issuance of unsecured senior note                                            100,000                          -
    Financing origination costs                                                                   (730)                         -
    Dividends paid                                                                             (71,497)                   (65,969)
    Proceeds from issuance of stock                                                             19,681                     10,693
                                                                                  ---------------------       --------------------
            Net cash flow used for financing activities                                         (9,357)                   (50,203)
                                                                                  ---------------------       --------------------

        Change in cash and cash equivalents                                                     57,921                      7,399

Cash and cash equivalents, beginning of period                                                  38,220                     48,288
                                                                                  ---------------------       --------------------
Cash and cash equivalents, end of period                                                      $ 96,141                   $ 55,687
                                                                                  =====================       ====================

Interest paid during the period (net of capitalized interest
    of $2,447, and $2,614, respectively)                                                      $ 13,396                   $ 12,960
                                                                                  =====================       ====================

Income taxes paid during the period                                                              $ 382                       $ 47
                                                                                  =====================       ====================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                                ---------------

1.       Interim Financial Statements

Principles of Consolidation -

         The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation (the "Company"), its subsidiaries, all of which are wholly-owned, and all entities in which the Company has a controlling interest or has determined to be a primary beneficiary of a variable interest entity in accordance with the provisions and guidance of the Financial Accounting Standards Board ("FASB") Interpretation No. 46(R), Consolidation of Variable Interest Entities ("FIN 46(R)"). All inter-company balances and transactions have been eliminated in consolidation. The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K.

         Certain 2004 amounts have been reclassified to conform to the 2005 financial statement presentation.

Income Taxes -

         The Company and its qualified REIT subsidiaries file a consolidated federal income tax return. The Company has made an election to qualify, and believes it is operating so as to qualify, as a Real Estate Investment Trust (a "REIT") for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under Sections 856 through 860 of the Internal Revenue Code, as amended (the "Code"). However, in connection with the Tax Relief Extension Act of 1999, which became effective January 1, 2001, the Company is now permitted to participate in certain activities which it was previously precluded from in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries under the Code. As such, the Company will be subject to federal and state income taxes on the income from these activities. During the three months ended March 31, 2005, the Company's provision for federal and state income taxes was approximately $6.1 million relating to activities conducted in its taxable REIT subsidiaries.

Earnings Per Share -

         The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

                                                                        Three Months Ended March 31,
                                                                        2005                   2004
                                                                        ----                   ----
Computation of Basic Earnings Per Share:

Income from continuing operations                                     $82,685               $73,858

Gain on transfer of operating properties                                1,595                     -

Preferred stock dividends                                              (2,909)               (2,909)
                                                                     ---------             ---------

Income from continuing operations
applicable to common shares                                            81,371                70,949

Income/(loss) from discontinued operations                              2,500                (2,469)
                                                                     ---------             ---------

Net income applicable to common shares                                $83,871               $68,480
                                                                     =========             =========

Weighted average common shares outstanding                            112,730               110,805

Basic Earnings Per Share:

Income from continuing operations                                       $0.72                 $0.64
Income from discontinued operations                                      0.02                 (0.02)
                                                                     ---------             ---------
Net income                                                              $0.74                 $0.62
                                                                     =========             =========

Computation of Diluted Earnings Per Share:

Income from continuing operations
applicable to common shares                                           $81,371               $70,949

Distributions on convertible downREIT units                             1,607                     - (a)
                                                                     ---------             ---------


Income from continuing operations for diluted
earnings per share                                                     82,978                70,949

Income/(loss) from discontinued operations                              2,500                (2,469)
                                                                     ---------             ---------

Net income for diluted earnings per share                             $85,478               $68,480
                                                                     =========             =========

Weighted average common shares
outstanding - basic                                                   112,730               110,805

Effect of dilutive securities:
   Stock options/deferred stock awards                                  2,042                 2,345

   Assumed conversion of downREIT units                                 2,383                     - (a)
                                                                     ---------             ---------

Shares for diluted earnings per share                                 117,155               113,150
                                                                     ---------             ---------

Diluted Earnings Per Share:

Income from continuing operations                                       $0.71                 $0.63
Income from discontinued operations                                      0.02                 (0.02)
                                                                     ---------             ---------
Net income                                                              $0.73                 $0.61
                                                                     =========             =========

         (a) For the period ended March 31, 2004, the effect of the assumed conversion of downREIT units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

         The Company maintains a stock option plan (the "Plan") for which prior to January 1, 2003, the Company accounted for under the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25). Effective January 1, 2003, the Company adopted the prospective method provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure an Amendment of FASB Statement No. 123 ("SFAS No. 148"), which applies the recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") to all employee awards granted, modified or settled after January 1, 2003. Awards under the Company's Plan generally vest ratably over a three-year term and expire ten years from the date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three months ended March 31, 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding stock awards in each period (amounts presented in thousands except for per share data):

                                                                  Three Months Ended March 31,
                                                                    2005                 2004
                                                                    ----                 ----
Net income, as reported                                           $86,780               $71,389
   Add: Stock based employee compensation
   expense included in reported net income                          1,025                    50
   Deduct: Total stock based employee
   compensation expense determined under
   fair value based method for all awards                          (1,174)                 (417)
                                                                ----------            ----------

Pro Forma Net Income - Basic                                      $86,631               $71,022
                                                                ==========            ==========


Earnings Per Share
   Basic - as reported                                              $0.74                 $0.62
                                                                    =====                 =====
   Basic - pro forma                                                $0.74                 $0.61
                                                                    =====                 =====

Net income for diluted earnings per share                         $85,478               $68,480
   Add: Stock based employee compensation
   expense included in reported net income                          1,025                    50
   Deduct: Total stock based employee
   compensation expense determined under
   fair value based method for all awards                          (1,174)                 (417)
                                                                ----------            ----------

Pro Forma Net Income - Diluted                                    $85,329               $68,113
                                                                ==========            ==========

Earnings Per Share
   Diluted - as reported                                            $0.73                 $0.61
                                                                    =====                 =====
   Diluted - pro forma                                              $0.73                 $0.60
                                                                    =====                 =====

         In addition, there were approximately 1,707,000 and 24,000 stock options that were anti-dilutive for the three month period ended March 31, 2005 and 2004, respectively.

New Accounting Pronouncements -

         In December 2004, the FASB issued SFAS No. 123, (revised 2004) Share-Based Payment ("SFAS No. 123(R)"), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. SFAS No. 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is effective for fiscal years beginning after December 15, 2005. The impact of adopting SFAS No. 123 (R) is not expected to have a material adverse impact on the Company's financial position or results of operations.

         In December 2004, the FASB issued Statement No. 153, Exchange of Non-monetary Assets - an amendment of APB Opinion No 29 ("SFAS No. 153"). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion No. 29 to eliminate the exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The impact of adopting SFAS No. 153 is not expected to have a material adverse impact on the Company's financial position or results of operations.

2.       Operating Property Activities

         During January 2005, the Company acquired a shopping center property located in Clearwater, FL, comprising approximately 0.2 million square feet of gross leasable area ("GLA"), for a purchase price of approximately $17.7 million.

         During March 2005, the Company acquired the 40% non-controlling minority interest in a shopping center property located in Temple, TX, for a purchase price of approximately $0.9 million. The Company now holds a 100% interest in the property.

         During March 2005, the Company acquired a self-storage facility located in Austell, GA, through an existing joint venture in which the Company holds a 90% economic interest, for a purchase price of approximately $4.6 million. As of March 31, 2005, this entity owns eight self-storage facilities located in various states. The Company has cross-collateralized these properties with approximately $24.3 million of non-recourse floating-rate mortgage debt which matures in November 2007 and has an interest rate of LIBOR plus 2.75 (5.61% at March 31, 2005) Based upon the provisions of FIN 46(R), the Company has determined that this entity is a variable interest entity ("VIE"). The Company has further determined that the Company is the primary beneficiary of this VIE and has therefore consolidated this entity for financial reporting purposes. The Company's maximum exposure to loss associated with this entity is limited to the Company's capital investment, which was approximately $8.7 million at March 31, 2005.

         Additionally, during March 2005, the Company acquired two operating properties, located in New York, NY, through newly formed joint ventures in which the Company holds 95% economic interests, for an aggregate purchase price of approximately $11.6 million. Simultaneously with the closing, each property was encumbered with an individual non-recourse floating-rate mortgage aggregating approximately $9.1 million. These loans bear interest at LIBOR plus 2% and LIBOR plus 2.25% and mature in April 2007. Based upon the provisions of FIN 46(R), the Company has determined that these entities are VIEs. The Company has further determined that the Company is the primary beneficiary of these VIEs and has therefore consolidated these entities for financial reporting purposes. The Company's maximum exposure to loss associated with these entities is limited to the Company's aggregate capital investment, which was approximately $2.9 million at March 31, 2005.

         During the three months ended March 31, 2005, the Company (i) disposed of, in separate transactions, two operating properties for an aggregate sales price of $8.2 million, (ii) transferred two operating properties to KROP, as defined below, for an aggregate price of approximately $29.1 million, and (iii) transferred four operating properties to various co-investment ventures in which the Company has 20% non-controlling interests for an aggregate price of approximately $63.2 million. For the three months ended March 31, 2005, these transactions resulted in aggregate gains of approximately $4.0 million.

3.       Discontinued Operations

         In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets ("SFAS No. 144"), the Company reports as discontinued operations, properties held-for-sale (as defined by SFAS No. 144) and operating properties sold in the current period. The results of these discontinued operations are included in a separate component of income on the Condensed Consolidated Statements of Income under the caption Discontinued operations. This reporting has resulted in certain reclassifications of 2004 financial statement amounts.

         The components of Income/(loss) from operations related to discontinued operations for the three months ended March 31, 2005 and 2004 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2005 and 2004 and a full quarter of operations for those assets classified as held-for-sale as of March 31, 2005 (in thousands):

                                                                   Three Months Ended
                                                        March 31, 2005           March 31, 2004
                                                        --------------           --------------
Discontinued Operations:
Revenues from rental property                                $    887                $  3,037
Rental property expenses                                         (548)                 (1,734)
                                                             ---------              ----------
Income from property operations                                   339                   1,303
Depreciation and amortization                                    (151)                   (639)
Interest expense                                                 (101)                   (216)
Other                                                              17                      (3)
                                                             ---------              ----------

Income from discontinued operating
properties                                                        104                     445

Loss on operating properties held for sale/sold                     -                  (4,151)

Gain on disposition of operating
properties                                                      2,396                   1,237
                                                             ---------              ----------

Income/(loss) from discontinued operations                     $2,500                 $(2,469)
                                                             =========              ==========

         During the three months ended March 31, 2005, the Company reclassified as held-for-sale three shopping center properties comprising approximately 0.4 million square feet of GLA. The book value of each of these properties, aggregating approximately $17.1 million, net of accumulated depreciation of approximately $8.4 million, did not exceed each of their estimated fair values. As a result, no adjustment of property carrying value has been recorded. The Company's determination of the fair value for each of these properties, aggregating approximately $22.1 million, is based upon executed contracts of sale with third parties less estimated selling costs.

4.       Kimco Developers, Inc. ("KDI")

         During the three months ended March 31, 2005, KDI, the Company's wholly-owned development taxable REIT subsidiary, sold two of its recently completed projects and nine of its out-parcels, in separate transactions, for approximately $82.5 million. These sales provided gains of approximately $5.2 million, net of income taxes of $3.5 million.

         Additionally, during the three months ended March 31, 2005, KDI obtained construction financing on one ground-up development property for an aggregate loan amount of up to $13.5 million, which was fully funded to KDI as of March 31, 2005. As of March 31, 2005, KDI had 18 loans with total commitments of up to $397.3 million of which $176.8 million has been funded to KDI. These loans have original maturities ranging from 12 to 42 months and interest rates ranging from 4.56% to 5.75% at March 31, 2005.

5.       Investments and Advances in Real Estate Joint Ventures

Kimco Income REIT -

         During 1998, the Company formed Kimco Income REIT ("KIR"), a limited partnership which the Company manages, established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages.

         The Company holds a 43.3% non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting. The Company's equity in income of KIR for the three months ended March 31, 2005 and 2004 was approximately $11.8 million and $5.0 million, respectively.

         During the three months ended March 31, 2005, KIR disposed of an operating property and an out-parcel, in separate transactions, for an aggregate sales price of approximately $43.1 million. These sales resulted in an aggregate gain of approximately $17.8 million of which the pro-rata gain to the Company was approximately $7.7 million. In connection with the sale of the operating property, KIR incurred a $2.0 loan defeasance charge, of which the Company's pro-rata share was approximately $0.9 million.

         During March 2005, KIR acquired an operating property located in Delran, NJ, for a purchase price of approximately $4.6 million.

         In addition, KIR entered into a master management agreement with the Company, whereby, the Company performs services for fees relating to the management, operation, supervision and maintenance of the joint venture properties. For each of the three months ended March 31, 2005 and 2004, the Company earned management fees of approximately $0.8 million, respectively.

         As of March 31, 2005, the KIR portfolio was comprised of 69 properties aggregating 14.2 million square feet of GLA located in 20 states.

RioCan Venture -

         During October 2001, the Company formed a joint venture (the "RioCan Venture") with RioCan Real Estate Investment Trust ("RioCan", Canada's largest publicly traded REIT measured by GLA) in which the Company has a 50% non-controlling interest, to acquire retail properties and development projects in Canada. The acquisitions and development projects are to be sourced and managed by RioCan and are subject to review and approval by a joint oversight committee consisting of RioCan management and the Company's management personnel. As of March 31, 2005, the RioCan Venture consisted of 35 shopping center properties and one development project aggregating 7.8 million square feet of GLA. The Company accounts for its investment in the RioCan Venture under the equity method of accounting. During the three months ended March 31, 2005 and 2004, the Company recognized equity in income of the RioCan Venture of approximately $4.4 million and $4.5 million, respectively.

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

         During the three months ended March 31, 2005, KROP acquired three operating properties and one out-parcel, in separate transactions for an aggregate purchase price of approximately $54.7 million, including the assumption of approximately $14.1 million of mortgage debt encumbering one of the properties and preferred units of approximately $4.2 million associated with another property.

         During February 2005, KROP disposed of an operating property for a sales price of approximately $13.7 million. This sale resulted in a gain of approximately $3.0 million, of which the Company's pro-rata share was approximately $0.6 million.

         As of March 31, 2005, the KROP portfolio was comprised of 39 shopping center properties aggregating approximately 5.7 million square feet of GLA located in 15 states.

Other Real Estate Joint Ventures -

         During December 2004, the Company acquired the Price Legacy Corporation through a newly formed joint venture, PL Retail LLC ("PL Retail"), in which the Company has a 15% non-controlling interest and accounts for under the equity method of accounting. In connection with this transaction, PL Retail acquired 33 operating properties aggregating approximately 7.6 million square feet of GLA located in ten states. To partially fund the acquisition, the Company provided PL Retail approximately $30.6 million of secured mezzanine financing. This interest only loan bears interest at a fixed rate of 7.5% and matures in December 2006. During February 2005, PL Retail disposed of an operating property located in Columbia, SC, for a sales price of approximately $10.8 million, which represented the approximate carrying value of the property. Proceeds of approximately $2.5 million were used to partially repay the mezzanine financing that was provided by the Company.

         During March 2005, a joint venture in which the Company has a 50% non-controlling interest, disposed of two vacant land parcels located in Glendale, AZ, in separate transactions, for an aggregate sales price of approximately $9.9 million. These sales resulted in an aggregate gain of approximately $4.8 million, of which the Company's share was approximately $2.4 million.

         During March 2005, the Company transferred 50% of the Company's 95% interest in a development property located in Huehuetoca, Mexico, to a joint venture partner for approximately USD $5.3 million, which approximated its carrying value. As a result of this transaction, the Company now holds a 47.5% non-controlling interest in this property and now accounts for its investment under the equity method of accounting.

         Additionally, during 2005, the Company transferred, in separate transactions, four operating properties comprising approximately 0.5 million square feet of GLA, to newly formed joint ventures in which the Company has 20% non-controlling interests, for an aggregate price of approximately $63.2 million, including the assignment of approximately $40.2 million of mortgage debt encumbering three of the properties. The Company accounts for its investments in these joint ventures under the equity method of accounting.

         The Company's maximum exposure to losses associated with its unconsolidated joint ventures is limited to its carrying value in these investments. As of March 31, 2005, the Company's carrying value in these investments approximated $609.2 million.

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

         During the three months ended March 31, 2005, Kimsouth sold four properties, in separate transactions, for an aggregate sales price of approximately $55.7 million including the assignment of approximately $23.7 million of non-recourse mortgage debt encumbering two of the properties. For the three months ended March 31, 2005 and 2004, the Company recognized equity in income of Kimsouth of approximately $5.8 million and $3.7 million, respectively.

         As of March 31, 2005, Kimsouth consisted of eight properties, including the remaining office component of an operating property sold in 2004, aggregating approximately 1.4 million square feet of GLA located in five states.

Preferred Equity Capital -

         During 2002, the Company established a preferred equity program, which provides capital to developers and owners of shopping centers. During the three months ended March 31, 2005, the Company provided an aggregate of approximately $5.7 million in investment capital to developers and owners of three shopping centers. As of March 31, 2005, the Company's net investment under the Preferred Equity program was approximately $161.2 million. During the three months ended March 31, 2005, the Company earned from these investments approximately $6.8 million, including a $3.1 million profit participation earned from one capital transaction. During the three months ended March 31, 2004, the Company earned approximately $1.3 million from these investments.

Other -

         During the three months ended March 31, 2005, the Company recognized approximately $3.1 million primarily from land sales relating to the land resource management operations of Blue Ridge / Big Boulder Real Estate, a consolidated entity in which the Company holds a 52% ownership interest.

7.       Mortgages and Other Financing Receivables

         During May 2002, the Company provided a $15 million three-year term loan and a $7.5 million revolving credit facility to Frank's Nursery & Crafts, Inc. ("Frank's"), at an interest rate of 10.25% per annum collateralized by 40 real estate interests. Interest is payable quarterly in arrears. During 2003, the revolving credit facility was amended to increase the total borrowing capacity to $17.5 million. During January 2004, the revolving loan was further amended to provide up to $33.75 million of borrowings from the Company. During September 2004, Frank's filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company committed to provide an additional $27.0 million of Debtor-in-Possession financing with a term of one year at an interest rate of Prime plus 1.00% per annum. As of March 31, 2005, the aggregate outstanding loan balance was approximately $29.1 million.

8.       Notes Payable

         During February 2005, the Company issued $100.0 million of fixed rate unsecured senior notes under its medium-term notes ("MTN") program. This fixed rate MTN matures February 2015 and bears interest at 4.904% per annum. The proceeds from this MTN issuance will primarily be used for the repayment of all $20.0 million of our fixed rate notes due April 2005, which bear interest at 7.91%, all $10.25 million of our fixed rate notes due May 2005, which bear interest at 7.30%, and partially repay our $100.0 million fixed rate notes due June 2005, which bear interest at 6.73%.

9.       Supplemental Schedule of Non-Cash Investing / Financing Activities

         The following schedule summarizes the non-cash investing and financing activities of the Company for the three months ended March 31, 2005 and 2004 (in thousands):

                                                                        2005             2004
                                                                        ----             ----
Acquisition of real estate interests by assumption of
mortgage debt                                                         $     -         $88,309

Acquisition of real estate interest by issuance of
downREIT units                                                        $     -         $24,114

Disposition of real estate interests by assignment of
mortgage debt                                                         $40,239         $     -

Disposition/transfer of real estate interest by
assignment of downREIT units                                          $ 4,236         $     -

Proceeds held in escrow from sale of real estate
interests                                                             $     -         $19,653

Acquisition of real estate interest through proceeds
held in escrow                                                        $     -         $41,194

Notes received upon disposition of real estate interests              $     -         $ 1,627

Declaration of dividends paid in succeeding period                    $71,892         $66,212

10.      Pro Forma Financial Information

         As discussed in Note 2, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the three months ended March 31, 2005. The pro forma financial information set forth below is based upon the Company's historical Condensed Consolidated Statements of Income for the three months ended March 31, 2005 and 2004, adjusted to give effect to these transactions as of January 1, 2004.

         The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred as of January 1, 2004, nor does it purport to represent the results of future operations. (Amounts presented in millions, except per share figures.)

                                                  Three Months ended March 31,
                                                    2005                2004
                                                    ----                ----

Revenues from rental property                      $130.4              $138.9
Net income                                          $82.8               $74.1
Net income per common share:
   Basic                                            $0.71               $0.64
                                                    =====               =====
   Diluted                                          $0.70               $0.63
                                                    =====               =====

11.      Subsequent Events

         On April 21, 2005, Kimco North Trust III, a wholly-owned entity of the Company, completed the issuance of $150 million Canadian denominated senior unsecured notes. The notes bear interest at 4.45 percent and mature on April 21, 2010. The Company has provided a fully and unconditional guarantee of the notes. The proceeds will be used by Kimco North Trust III to pay down outstanding indebtedness under existing credit facilities, to fund long-term investments in Canadian real estate and for general corporate purposes. The senior unsecured notes are governed by an indenture by and among Kimco North Trust III, the Company, as guarantor, and BNY Trust Company of Canada, as trustee, dated April 21, 2005.

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

Results of Operations

         Revenues from rental property decreased $7.1 million or 5.1% to $132.0 million for the three months ended March 31, 2005, as compared with $139.1 million for the corresponding quarter ended March 31, 2004. This net decrease resulted primarily from the combined effect of (i) a decrease in revenues of approximately $19.9 million for the three months ended March 31, 2005 as compared to the corresponding period last year, resulting from the transfer of operating properties to various unconsolidated joint venture entities and the sale of certain properties during 2004 and the three months ended March 31 2005 and from tenant buyouts during the three months ended March 31, 2004, offset by
(ii) the acquisition of operating properties during 2004 and the three months ended March 31, 2005, providing incremental revenues of $8.9 million and (iii) an overall increase in shopping center portfolio occupancy to 93.4% at March 31, 2005, as compared to 91.9% at March 31, 2004 and the completion of certain redevelopment projects, providing incremental revenues of approximately $3.9 million as compared to the corresponding period in 2004.

         Rental property expenses, including depreciation and amortization, increased $1.2 million or 1.9% to $63.0 million for the three months ended March 31, 2005, as compared to $61.8 million for the corresponding quarter ended March 31, 2004. This increase is due to higher operating and maintenance costs incurred primarily from snow removal expenses during the period as compared to the same period in the prior year.

         Income from other real estate investments increased $10.4 million to $16.6 million for the three months ended March 31, 2005, as compared to $6.2 for the corresponding quarter ended March 31, 2004. This increase is primarily due to (i) increased investment in the Company's Preferred Equity program which contributed $6.8 million, including a $3.1 million profit participation earned from a capital transaction, for the quarter ended March 31, 2005, as compared to $1.3 million for the corresponding quarter ended March 31, 2004, (ii) increased contributions from the Kimsouth investment of $5.8 million for the three months ended March 31, 2005, as compared to $3.7 million for the three months ended March 31, 2004 and (iii) approximately $3.1 million primarily from land sales relating to the land resource management operations of Blue Ridge / Big Boulder Real Estate, a consolidated entity in which the Company holds a 52% ownership interest.

         Management and other fee income increased approximately $1.9 million to $7.7 million for the three months ended March 31, 2005, as compared to $5.8 million for the corresponding period in 2004. This increase is primarily due to incremental fees earned from the growth in the co-investment program and incentive management fees earned from disposition services the Company provided.

         General and administrative expenses increased approximately $1.8 million to $12.0 million for the three months ended March 31, 2005, as compared to $10.2 million in the corresponding period in 2004. This increase is primarily due to (i) the non-cash expensing of the value attributable to stock options granted and (ii) systems and other personnel-related costs, related to the growth of the Company.

         Equity in income of real estate joint ventures, net increased $10.4 million to $24.4 million for the three months ended March 31, 2005, as compared to $14.0 million for the corresponding quarter ended March 31, 2004. This increase is primarily attributable to (i) the increased equity in income from the Kimco Income REIT joint venture investment ("KIR") resulting from the sale of an operating property which provided a gain of $17.8 million, of which the pro-rata share to the Company was $7.7 million, (ii) increased equity in income from the Kimco Retail Opportunity Fund joint venture investment ("KROP") resulting from the sale of an operating property which provided a gain of $3.0 million of which the pro-rata share to the Company was $0.6 million and (iii) the Company's growth of its various other real estate joint ventures. The Company has made additional capital investments in these and other joint ventures for the acquisition of additional shopping center properties by the ventures throughout 2004 and the three months ended March 31, 2005.

         During the three months ended March 31, 2005, KDI, the Company's wholly-owned development taxable REIT subsidiary, sold two of its recently completed projects and nine out-parcels, in separate transactions, for approximately $82.5 million. These sales resulted in gains of approximately $5.2 million, net of income taxes of $3.5 million.

         During the three months ended March 31, 2004, KDI sold one project and seven out-parcels, in separate transactions, for approximately $49.3 million, which resulted in gains of approximately $3.9 million, net of income taxes of $2.6 million.

         During the three months ended March 31, 2005, the Company (i) disposed of, in separate transactions, two operating properties for an aggregate sales price of $8.2 million, (ii) transferred two operating properties to KROP, as defined below, for an aggregate price of approximately $29.1 million, and (iii) transferred four operating properties to various co-investment ventures in which the Company has 20% non-controlling interests for an aggregate price of approximately $63.2 million. For the three months ended March 31, 2005, these transactions resulted in aggregate gains of approximately $4.0 million.

         During the three months ended March 31, 2004, the Company (i) disposed of three operating properties, in separate transactions, for an aggregate sales price of $10.3 million and (ii) terminated one ground lease position. These dispositions resulted in aggregate gains of approximately $1.2 million for the three months ended March 31, 2004.

         During the three months ended March 31, 2004, the Company reclassified as held-for-sale two shopping center properties comprising approximately 0.3 million square feet. The book value of these properties, aggregating approximately $8.7 million, net of accumulated depreciation of approximately $4.2 million, exceeded their estimated fair value. The Company's determination of the fair value of these properties, aggregating approximately $4.5 million, was based upon contracts of sale with third parties less estimated selling costs. As a result, the Company recorded a loss resulting from an adjustment of property carrying values of $4.2 million. During March 2004, the Company completed the sale of one of these properties, comprising approximately 0.1 million square feet of GLA, for a sales price of approximately $1.1 million.

         Net income for the three months ended March 31, 2005 was $86.8 million, as compared to $71.4 million for the three months ended March 31, 2004. On a diluted per share basis, net income increased $0.12 to $0.73 for the three month period ended March 31, 2005, as compared to $0.61 for the corresponding quarter in the previous year. This increase is attributable to (i) increased income from other real estate investments, primarily from the Company's Preferred Equity program and Kimsouth investment, (ii) an increase in equity in income of real estate joint ventures resulting from gains on sales of operating properties and additional capital investments in the Company's joint venture investments for the acquisition of additional shopping center properties by the ventures throughout 2004 and the three months ended March 31, 2005 and (iii) increased gains on sale of development properties and operating properties transferred for the three months ended March 31, 2005, as compared to the same period last year, partially offset by, (iv) a decrease in revenues from rental properties primarily due to the transfer of properties to various unconsolidated joint venture entities during 2004 and the three months ended March 31, 2005.

Tenant Concentration

         The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base. At March 31, 2005, the Company's five largest tenants were The Home Depot, TJX Companies, Kohl's, Sears Holdings and Wal-Mart, which represented approximately 3.7%, 3.2%, 2.6%, 2.6% and 1.9%, respectively, of the Company's annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

         It is management's intention that the Company continually have access to the capital resources necessary to expand and develop its business. As such, the Company intends to operate with and maintain a conservative capital structure with a level of debt to total market capitalization of 50% or less. As of March 31, 2005, the Company's level of debt to total market capitalization was 25%. In addition, the Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings. The Company may, from time to time, seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage financings and other debt and equity alternatives in a manner consistent with its intention to operate with a conservative debt structure.

         Since the completion of the Company's IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $3.7 billion for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.

         The Company has a $500.0 million unsecured revolving credit facility, which is scheduled to expire in June 2006. This credit facility has made available funds to both finance the purchase of properties and other investments and meet any short-term working capital requirements. As of March 31, 2005, there was $90.0 million outstanding under this credit facility.

         During September 2004, the Company entered into a three-year Canadian denominated ("CAD") $150.0 million unsecured revolving credit facility with a group of banks. This facility bears interest at the CDOR Rate, as defined, plus 0.50% and was schedule to expire in September 2007. During March 2005, this facility was increased to CAD $250.0 million and the scheduled maturity date was extended to March 2008. Proceeds from this facility will be used for general corporate purposes including the funding of Canadian denominated investments. As of March 31, 2005, there was CAD $118.0 million (approximately USD $97.6 million) outstanding under this facility.

         The Company also has a $400.0 million medium-term notes ("MTN") program pursuant to which it may, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company's debt maturities. As of March 31, 2005, the Company had $300.0 million available for issuance under the MTN program.

         In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties. As of March 31, 2005, the Company had over 350 unencumbered property interests in its portfolio.

         During May 2003, the Company filed a shelf registration statement on Form S-3 for up to $1.0 billion of debt securities, preferred stock, depositary shares, common stock and common stock warrants. As of March 31, 2005, the Company had $309.7 million available for issuance under this shelf registration statement.

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

         The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, availability under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flows from operations increased to $111.7 million for the quarter ended March 31, 2005, as compared to $107.5 million for the corresponding period ended March 31, 2004.

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

New Accounting Pronouncements

         In December 2004, the FASB issued SFAS No. 123, (revised 2004) Share-Based Payment ("SFAS No. 123(R)"), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. SFAS No. 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services, in share-based payment transactions. SFAS No. 123(R) is effective for fiscal years beginning after December 15, 2005. The impact of adopting SFAS No. 123(R) is not expected to have a material adverse impact on the Company's financial position or results of operations.

         In December 2004, the FASB issued Statement No. 153, Exchange of Non-monetary Assets - an amendment of APB Opinion No 29 ("SFAS No. 153"). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The impact of adopting SFAS No. 153 is not expected to have a material adverse impact on the Company's financial position or results of operations.

Forward-looking Statements

         This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company's control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity or debt financing on favorable terms, (iv) changes in governmental laws and regulations, (v) the level and volatility of interest rates, (vi) the availability of suitable acquisition opportunities and (vii) increases in operating costs. Accordingly, there is no assurance that the Company's expectations will be realized.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

         The Company's primary market risk exposure is interest rate risk and foreign currency exchange rate risk.

         The following table presents the Company's aggregate fixed rate and variable rate debt obligations outstanding as of March 31, 2005, with corresponding weighted-average interest rates sorted by maturity date (in millions):

                                                                                                     Fair
                    2005        2006       2007        2008       2009       2010+      Total       Value
                    ----        ----       ----        ----       ----       -----      -----       -----
Secured  Debt
Fixed Rate          $1.0       $29.0           -      $61.3      $22.1      $172.4     $285.8       $301.9
   Average
   Interest         8.28%       8.27%          -       7.15%      7.88%       7.64%      7.62%
   Rate

Variable Rate      $41.1       $92.8       $89.6      $13.5          -           -     $237.0       $237.0
   Average
   Interest         4.89%       4.90%       4.09%      4.56%         -           -       4.57%
   Rate

Unsecured Debt
Fixed Rate        $200.2       $85.0      $195.0     $100.0     $180.0      $567.0   $1,327.2     $1,351.6
   Average
   Interest         7.12%       7.30%       7.14%      3.95%      6.98%       5.33%      6.11%
   Rate

Variable Rate       $3.9      $190.0           -      $97.6         -            -     $291.5       $291.5
   Average
   Interest         5.39%       2.68%          -       3.10%        -            -       2.86%
   Rate

         As of March 31, 2005, the Company had Canadian investments totaling CAD $286.2 million (approximately USD $236.6 million) comprised of a real estate joint venture investments and marketable securities. In addition, the Company has Mexican real estate investments of approximately MXN $683.5 million (approximately USD $61.0 million). The foreign currency exchange risk has been mitigated through the use of local currency denominated debt, foreign currency forward contracts (the "Forward Contracts") and a cross currency swap (the "CC Swap") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-party to the Forward Contracts and the CC Swap. The Company believes it mitigates its credit risk by entering into the Forward Contracts and the CC Swap with major financial institutions.

         The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 2005, the Company had no other material exposure to market risk.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

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






                                    KIMCO REALTY CORPORATION




April 29, 2005                      /s/ Milton Cooper
--------------                      -----------------------
(Date)                              Milton Cooper
                                    Chairman of the Board





April 29, 2005                      /s/ Michael V. Pappagallo
--------------                      -----------------------------------
(Date)                              Michael V. Pappagallo
                                    Chief Financial Officer