Form 10-Q
period 2005-06-30
KIMCO REALTY CORP
filed 2005-08-05
CIK 879101

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2005

                                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    --------------------------


Commission file number     1-10899
                         -------------------------------------------------------

                                    Kimco Realty Corporation
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

           Maryland                                     13-2744380
----------------------------------     -----------------------------------------
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

               113,483,091 shares outstanding as of July 31, 2005.


                                     1 of 42

                                     PART I

                              FINANCIAL INFORMATION

Item 1.    Financial Statements                                          Page
                                                                         ----

Condensed Consolidated Financial Statements -

     Condensed Consolidated Balance Sheets as of June 30, 2005
     and December 31, 2004                                                   3

     Condensed Consolidated Statements of Income for the Three
     and Six Months ended June 30, 2005 and 2004                             4

     Condensed Consolidated Statements of Comprehensive Income for
     the Three and Six Months Ended June 30, 2005 and 2004                   5

     Condensed Consolidated Statements of Cash Flows for the Six Months
     ended June 30, 2005 and 2004                                            6

Notes to Condensed Consolidated Financial Statements                         7

Item 2.    Managements Discussion and Analysis of Financial Condition
           and Results of Operations                                        24

Item 3.    Quantitative and Qualitative Disclosures about Market Risk       35

Item 4.    Controls and Procedures                                          36

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                      JUNE 30,       DECEMBER 31,
                                                                                        2005             2004
                                                                                   --------------   -------------
Assets:
      Operating real estate, net of accumulated depreciation
        of $703,005 and $634,642, respectively                                     $    3,135,111   $  3,095,360
      Investments and advances in real estate joint ventures                              622,849        595,175
      Real estate under development                                                       400,898        362,220
      Other real estate investments                                                       217,429        188,536
      Mortgages and other financing receivables                                           142,803        140,717
      Cash and cash equivalents                                                            47,377         38,220
      Marketable securities                                                               190,485        123,771
      Accounts and notes receivable                                                        59,305         52,182
      Other assets                                                                        173,565        153,416
                                                                                   --------------   -------------
                                                                                   $    4,989,822   $  4,749,597
                                                                                   ==============   ============

 Liabilities:
      Notes payable                                                                $    1,758,286   $  1,608,925
      Mortgages payable                                                                   312,167        353,071
      Construction loans payable                                                          196,073        156,626
      Other liabilities                                                                   295,599        287,684
                                                                                   --------------   ------------
                                                                                        2,562,125      2,406,306
                                                                                   --------------   ------------
      Minority interests                                                                  114,122        106,891
                                                                                   --------------   ------------
      Commitments and contingencies

 Stockholders' equity:
      Preferred stock , $1.00 par value, authorized 3,600,000 shares
      Class F Preferred Stock, $1.00 par value, authorized 700,000 shares
           Issued and outstanding 700,000 shares                                              700            700
           Aggregate liquidation preference $175,000
      Common stock, $.01 par value, authorized 300,000,000 shares
           Issued and outstanding 113,348,366 and 112,426,406 shares, respectively          1,133          1,124
      Paid-in capital                                                                   2,231,589      2,200,544
      Retained earnings/(Cumulative distributions in excess of net income)                 22,916         (3,749)
                                                                                   --------------   ------------
                                                                                        2,256,338      2,198,619
      Accumulated other comprehensive income                                               57,237         37,781
                                                                                   --------------   ------------
                                                                                        2,313,575      2,236,400
                                                                                   --------------   ------------
                                                                                   $    4,989,822   $  4,749,597
                                                                                   ==============   ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                                             2005            2004           2005           2004
                                                                          ---------       ---------      ----------     ----------

Revenues from rental property                                             $ 128,137       $ 128,535      $ 259,094      $ 267,326
                                                                          ----------      ----------     ----------     ----------
Rental property expenses:
         Rent                                                                 2,663           2,959          5,233          5,779
         Real estate taxes                                                   16,550          16,693         32,784         32,918
         Operating and maintenance                                           13,949          13,240         31,853         29,516
                                                                          ----------      ----------     ----------     ----------
                                                                             33,162          32,892         69,870         68,213
                                                                          ----------      ----------     ----------     ----------

                                                                             94,975          95,643        189,224        199,113

Income from other real estate investments                                    11,921           9,124         28,529         15,295
Mortgage and other financing income                                           3,465           2,898          6,570          6,458
Management and other fee income                                               7,477           7,068         15,130         12,829
Depreciation and amortization                                               (27,254)        (25,542)       (52,847)       (51,800)
                                                                          ----------      ----------     ----------     ----------
                                                                             90,584          89,191        186,606        181,895

Interest, dividends and other investment income                               4,412           1,572          8,452          4,575
Other income, net                                                            12,093           4,400         11,156          6,204

Interest expense                                                            (30,497)        (28,165)       (59,137)       (55,393)
General and administrative expenses                                         (12,750)        (10,392)       (24,754)       (20,620)
                                                                          ----------      ----------     ----------     ----------

                                                                             63,842          56,606        122,323        116,661

Provision for income taxes                                                   (2,296)         (3,316)        (4,933)        (5,419)

Equity in income of real estate joint ventures, net                          14,707          11,924         39,088         25,928
Minority interests in income, net                                            (3,912)         (2,548)        (7,048)        (4,747)
Gain on sale of development properties,
         net of tax of $3,664, $1,289, $7,143 and $3,888, respectively        5,495           1,933         10,714          5,833
                                                                          ----------      ----------     ----------     ----------

          INCOME FROM CONTINUING OPERATIONS                                  77,836          64,599        160,144        138,256
                                                                          ----------      ----------     ----------     ----------

DISCONTINUED OPERATIONS:
      Income from discontinued operating properties                             995           1,956          1,476          2,602
      Loss on operating properties held for sale/sold                        (2,615)              -         (2,615)        (4,151)
      Gain on disposition of operating properties                             7,065           4,875          9,461          6,112
                                                                          ----------      ----------     ----------     ----------
          INCOME FROM DISCONTINUED OPERATIONS                                 5,445           6,831          8,322          4,563
                                                                          ----------      ----------     ----------     ----------

Gain on transfer of operating properties, net                                   556               -          2,151              -
                                                                          ----------      ----------     ----------     ----------

           NET INCOME                                                        83,837          71,430        170,617        142,819

      Preferred stock dividends                                              (2,909)         (2,909)        (5,819)        (5,819)
                                                                          ----------      ----------     ----------     ----------

          NET INCOME APPLICABLE TO COMMON SHAREHOLDERS                     $ 80,928        $ 68,521      $ 164,798      $ 137,000
                                                                          ==========      ==========     ==========     ==========
Per common share:
      Income from continuing operations:
           -Basic                                                            $ 0.67          $ 0.56         $ 1.39         $ 1.19
                                                                          ==========      ==========     ==========     ==========
           -Diluted                                                          $ 0.65          $ 0.55         $ 1.36         $ 1.17
                                                                          ==========      ==========     ==========     ==========
      Net income:
           -Basic                                                            $ 0.71          $ 0.62         $ 1.46         $ 1.23
                                                                          ==========      ==========     ==========     ==========
           -Diluted                                                          $ 0.70          $ 0.61         $ 1.43         $ 1.21
                                                                          ==========      ==========     ==========     ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                         Three Months Ended June 30,    Six Months Ended June 30,
                                                                            2005            2004          2005             2004
                                                                         ---------       ---------      ----------      ---------

Net income                                                               $ 83,837        $ 71,430       $ 170,617       $ 142,819
                                                                         --------        --------       ---------       ---------
Other comprehensive income:
     Change in unrealized gain on marketable securities                     8,446           2,190          18,290           6,257
     Change in unrealized gain/(loss) on warrants                               -            (910)              -           1,251
     Change in unrealized gain on foreign currency hedge agreements         1,702           2,658           3,504           2,849
     Foreign currency translation adjustment                                 (616)         (3,175)         (2,338)         (3,622)
                                                                         --------        --------       ---------       ---------
Other comprehensive income                                                  9,532             763          19,456           6,735
                                                                         --------        --------       ---------       ---------

Comprehensive income                                                     $ 93,369        $ 72,193       $ 190,073       $ 149,554
                                                                         ========        ========       =========       =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004
                                   (Unaudited)
                                 (in thousands)


                                                                                     2005             2004
                                                                                 -----------       ----------

Cash flow from operating activities:
  Net income                                                                     $  170,617        $  142,819
  Adjustments to reconcile net income to net cash provided
           by operating activities:
    Depreciation and amortization                                                    53,892            53,213
    Loss on operating properties held for sale/sold/transferred                       2,765             4,151
    Gain on sale of development properties                                          (17,857)           (9,721)
    Gain on sale of operating properties                                            (11,762)           (6,112)
    Minority interests in income, net                                                 7,048             5,230
    Equity in income of  real estate joint ventures, net                            (39,088)          (25,928)
    Income from other real estate investments                                       (19,534)          (11,058)
    Distributions of unconsolidated investments                                      57,862            44,243
    Change in accounts and notes receivable                                          (7,074)            2,172
    Change in accounts payable and accrued expenses                                   2,043             1,289
    Change in other operating assets and liabilities                                 (4,887)           (9,461)
                                                                                 ----------        ----------
          Net cash flow provided by operating activities                            194,025           190,837
                                                                                 ----------        ----------
Cash flow from investing activities:
    Acquisition of and improvements to operating real estate                       (207,177)         (151,886)
    Acquisition of and improvements to real estate under development               (145,313)          (74,577)
    Investment in marketable securities                                             (55,261)           (8,484)
    Proceeds from sale of marketable securities                                       8,753            16,249
    Proceeds from transferred operating properties                                   88,665           254,663
    Investments and advances to real estate joint ventures                          (83,101)          (68,151)
    Reimbursements of advances to real estate joint ventures                         54,001            44,974
    Other real estate investments                                                   (51,476)          (27,885)
    Reimbursements of advances to other real estate investments                       5,768             7,835
    Redemption of minority interests in real estate partnerships                     (4,358)           (3,781)
    Investment in mortgage loans receivable                                         (34,763)          (39,281)
    Collection of mortgage loans receivable                                          32,928            36,757
    Settlement of net investment hedges                                             (18,754)                -
    Proceeds from sale of operating properties                                       33,644            20,786
    Proceeds from sale of development properties                                    139,041            86,658
                                                                                 ----------        ----------
           Net cash flow (used for) provided by investing activities               (237,403)           93,877
                                                                                 ----------        ----------
Cash flow from financing activities:
    Principal payments on debt, excluding
       normal amortization of rental property debt                                  (30,969)           (6,565)
    Principal payments on rental property debt                                       (4,024)           (4,129)
    Principal payments on construction loan financings                              (38,608)          (26,596)
    Proceeds from mortgage/construction loan financings                             100,233           199,569
    Borrowings under revolving credit facilities                                          -            55,000
    Repayment of borrowings under revolving credit facilities                      (146,739)                -
    Proceeds from issuance of unsecured senior notes                                422,429                 -
    Repayment of unsecured senior notes                                            (130,250)         (379,000)
    Financing origination costs                                                      (4,524)                -
    Dividends paid                                                                 (143,389)         (132,178)
    Proceeds from issuance of stock                                                  28,376            16,243
                                                                                 ----------        ----------
            Net cash flow provided by (used for) financing activities                52,535          (277,656)
                                                                                 ----------        ----------

        Change in cash and cash equivalents                                           9,157             7,058

Cash and cash equivalents, beginning of period                                       38,220            48,288
                                                                                 ----------        ----------
Cash and cash equivalents, end of period                                         $   47,377        $   55,346
                                                                                 ==========        ==========

Interest paid during the period (net of capitalized interest
    of $5,350, and $4,605, respectively)                                         $   60,019        $   57,221
                                                                                 ==========        ==========

Income taxes paid during the period                                              $    7,338        $    6,892
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

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                                ---------------

1.  Interim Financial Statements

Principles of Consolidation -

         The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation (the "Company"), its subsidiaries, all of which are wholly owned, and all entities in which the Company has a controlling interest or has been determined to be a primary beneficiary of a variable interest entity in accordance with the provisions and guidance of Financial Accounting Standards Board ("FASB") Interpretation No. 46(R), Consolidation of Variable Interest Entities ("FIN 46(R)"). All inter-company balances and transactions have been eliminated in consolidation. The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K and current report on Form 8-K dated July 18, 2005.

         Certain 2004 amounts have been reclassified to conform to the 2005 financial statement presentation.

Income Taxes -

         The Company and its qualified REIT subsidiaries file a consolidated federal income tax return. The Company has made an election to qualify, and believes it is operating so as to qualify, as a Real Estate Investment Trust (a "REIT") for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under Section 856 through 860 of the Internal Revenue Code, as amended (the "Code"). However, in connection with the Tax Relief Extension Act of 1999, which became effective January 1, 2001, the Company is now permitted to participate in certain activities which it was previously precluded from in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries under the Code. As such, the Company will be subject to federal and state income taxes on the income from these activities. During the six months ended June 30, 2005, the Company's provision for federal and state income taxes was approximately $12.1 million relating to activities conducted in its taxable REIT subsidiaries.

Earnings Per Share -

         The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

                                                     Three Months Ended June 30,      Six Months Ended June 30,
                                                         2005            2004            2005             2004
                                                     --------         --------        --------         --------
Computation of Basic Earnings Per Share:

  Income from continuing operations                  $ 77,836         $ 64,599        $160,144         $138,256


  Gain on transfer of operating properties, net           556               -            2,151                -

  Preferred stock dividends                            (2,909)         (2,909)          (5,819)          (5,819)
                                                     --------         --------        --------         --------

  Income from continuing operations
  applicable to common shares                          75,483           61,690         156,476          132,437

  Income from discontinued operations                   5,445            6,831           8,322            4,563
                                                     --------         --------        --------         --------

  Net income applicable to common shares             $ 80,928         $ 68,521        $164,798         $137,000
                                                     ========         ========        ========         ========

  Weighted average common shares
  outstanding                                         113,217          111,118         112,975          110,961

Basic Earnings Per Share:

    Income from continuing operations                $   0.67         $   0.56        $   1.39         $   1.19
    Income from discontinued operations                  0.04             0.06            0.07             0.04
                                                     --------         --------        --------         --------
    Net income                                       $   0.71         $   0.62        $   1.46         $   1.23
                                                     ========         ========        ========         ========
Computation of Diluted Earnings Per Share:

  Income from continuing operations
  applicable to common shares                        $ 75,483         $ 61,690        $156,476         $132,437

  Distributions on convertible downREIT
  units (a)                                                 -               -            3,214                -
                                                     --------         --------        --------         --------
  Income from continuing operations for
  diluted earnings per share                           75,483           61,690         159,690          132,437

  Income from discontinued operations                   5,445            6,831           8,322            4,563
                                                     --------         --------        --------         --------

  Net income for diluted earnings per share          $ 80,928         $ 68,521        $168,012         $137,000
                                                     ========         ========        ========         ========

  Weighted average common shares
  outstanding - basic                                 113,217          111,118         112,975          110,961

  Effect of dilutive securities:
   Stock options                                        2,056            1,974           2,046            2,114
   Assumed conversion of downREIT units (a)                 -                -           2,383                -
                                                     --------         --------        --------         --------

    Shares for diluted earnings per share             115,273          113,092         117,404          113,075
                                                     --------         --------        --------         --------

Diluted Earnings Per Share:
    Income from continuing operations                $   0.65         $   0.55        $   1.36         $   1.17
    Income from discontinued operations                  0.05             0.06            0.07             0.04
                                                     --------         --------        --------         --------
    Net income                                       $   0.70         $   0.61        $   1.43         $   1.21
                                                     ========         ========        ========         ========

         (a) For the three months ended June 30, 2005 and 2004 and the six months ended June 30, 2004, the effect of the assumed conversion of downREIT units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

         The Company maintains a stock option plan (the "Plan") for which prior to January 1, 2003, the Company accounted for under the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25), issued in March 2000. Effective January 1, 2003, the Company adopted the prospective method provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure and Amendment of FASB Statement No. 123 ("SFAS No. 148"), which applies the recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") to all employee awards granted, modified or settled after January 1, 2003. Awards under the Company's Plan generally vest ratably over a three-year term and expire ten years from the date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three and six months ended June 30, 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding stock awards in each period (amounts presented in thousands, expect per share data):


                                                           Three Months              Six Months
                                                          Ended June 30,           Ended June 30,
                                                         2005        2004        2005          2004
                                                       --------    --------    --------     --------

Net income, as reported                                $83,837     $71,430     $170,617     $142,819
  Add: Stock based employee compensation
  expense included in reported net income                1,047         627        2,072          677
  Deduct: Total stock based employee
  compensation expense determined under
  fair value based method for all awards                (1,197)     (1,044)      (2,371)      (1,511)
                                                       -------     -------     --------     --------

Pro Forma Net income - Basic                           $83,687     $71,013     $170,318     $141,985
                                                       =======     =======     ========     ========

Earnings Per Share
  Basic - as reported                                    $0.71       $0.62        $1.46        $1.23
                                                         =====       =====        =====        =====
  Basic - pro forma                                      $0.71       $0.61        $1.46        $1.23
                                                         =====       =====        =====        =====

Net income for diluted earnings per share              $80,928     $68,521     $168,012     $137,000
  Add: Stock based employee compensation
  expense included in reported net income                1,047          627       2,072          677
  Deduct: Total stock based employee
  compensation expense determined under
  fair value based method for all awards                (1,197)     (1,044)      (2,371)      (1,511)
                                                       --------    --------    --------     --------

Pro Forma Net income - Diluted                         $80,778     $68,104     $167,713     $136,166
                                                       =======     =======     ========     ========

Earnings Per Share
  Diluted - as reported                                  $0.70       $0.61        $1.43        $1.21
                                                         =====       =====        =====        =====
  Diluted - pro forma                                    $0.70       $0.60        $1.43        $1.20
                                                         =====       =====        =====        =====

         In addition, there were approximately 1,702,500 and 66,000 stock options that were anti-dilutive as of June 30, 2005 and 2004, respectively.

New Accounting Pronouncements -

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, (revised 2004) Share-Based Payment ("SFAS No. 123(R)"), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. SFAS No. 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is effective for fiscal years beginning after December 15, 2005. The impact of adopting SFAS No. 123 (R) is not expected to have a material adverse impact on the Company's financial position or results of operations.

         In December 2004, the FASB issued Statement No. 153, Exchange of Non-monetary Assets - an amendment of APB Opinion No 29 ("SFAS No. 153"). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion No. 29 to eliminate the exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The impact of adopting SFAS No. 153 did not have a material adverse impact on the Company's financial position or results of operations.

         In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS No. 154"), which replaces Accounting Principle Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

         Emerging Issues Task Force ("EITF") Issue 04-5, Investor's Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights, ("EITF 04-5") was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles. The assessment of limited partners' rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership of limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. This issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. The impact of adopting EITF 04-5 is not expected to have a material adverse impact on the Company's financial position or results of operations.

2.  Operating Property Activities

         During January 2005, the Company acquired a shopping center property located in Clearwater, FL, comprising approximately 0.2 million square feet of gross leasable area ("GLA"), for a purchase price of approximately $17.7 million.

         During March 2005, the Company acquired the remaining 40% interest in a shopping center property located in Temple, TX, in which the Company had previously owned a 60% interest, for a purchase price of approximately $0.9 million. During June 2005, the Company transferred this property to a newly formed joint venture in which the Company now has a 20% non-controlling interest.

         Additionally, during March 2005, the Company acquired two operating properties, located in New York, NY, through newly formed joint ventures in which the Company holds 95% economic interests, for an aggregate purchase price of approximately $11.6 million. Simultaneously with the closing, each property was encumbered with an individual non-recourse floating-rate mortgage aggregating approximately $9.1 million. These loans mature in April 2007 and bear interest at LIBOR plus 2% and LIBOR plus 2.25% (5.34% and 5.59%, respectively, at June 30, 2005). Based upon the provisions of FIN 46(R), the Company has determined that these entities are variable interest entities ("VIE"). The Company has further determined that the Company is the primary beneficiary of these VIEs and has therefore consolidated these entities for financial reporting purposes. The Company's maximum exposure to loss associated with these entities is limited to the Company's aggregate capital investment, which was approximately $3.0 million at June 30, 2005.

         During April 2005, the Company acquired an operating property located in Poway, CA, comprising approximately 0.1 million square feet of GLA, for a purchase price of approximately $19.5 million.

         During May 2005, the Company acquired, in separate transactions, two parcels of land located in Saltillo and Pachuca, Mexico, for an aggregate purchase price of approximately $14.6 million. The properties will be developed into retail centers with an aggregate total projected cost of approximately $34.1 million.

         During June 2005, the Company acquired a portfolio of 45 operating properties, comprising approximately 0.3 million square feet of GLA, located in Virginia and Maryland, for a purchase price of approximately $85.3 million.

         During 2005, the Company acquired nine self-storage facilities through an existing joint venture in which the Company holds an approximate 93.5% economic interest, for a purchase price of approximately $33.1 million including the assumption of approximately $7.5 million of non-recourse fixed-rate mortgage debt encumbering three of these properties. As of June 30, 2005, this entity owns 16 self-storage facilities located in various states. The Company has cross-collateralized 13 of these properties with approximately $38.7 million of non-recourse floating-rate mortgage debt which matures in November 2007 and has an interest rate of LIBOR plus 2.75% (6.09% at June 30, 2005). Based upon the provisions of FIN 46(R), the Company has determined that this entity is a VIE. The Company has further determined that the Company is the primary beneficiary of this VIE and has therefore consolidated this entity for financial reporting purposes. The Company's maximum exposure to loss associated with this entity is limited to the Company's carrying value of this investment, which was approximately $14.6 million at June 30, 2005.

         During the six months ended June 30, 2005, the Company (i) disposed of, in separate transactions, nine operating properties for an aggregate sales price of approximately $38.8 million, (ii) transferred three operating properties to KROP, as defined below, for an aggregate price of approximately $49.0 million and (iii) transferred six operating properties to various co-investment ventures in which the Company has non-controlling interests ranging from 20% to 47.5% for an aggregate price of approximately $90.9 million. For the six months ended June 30, 2005, these transactions resulted in an aggregate net gain of approximately $9.0 million.

         Additionally, during June 2005, the Company disposed of a vacant land parcel located in New Ridge, MD for approximately $5.6 million resulting in a $4.6 million gain on sale. This gain is included in Other income, net on the Company's Condensed Consolidated Statements of Income.

3.  Discontinued Operations

         In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets ("SFAS No. 144"), the Company reports as discontinued operations assets held-for-sale (as defined by SFAS No. 144) and operating properties sold in the current period. All results of these discontinued operations are included in a separate component of income on the Condensed Consolidated Statements of Income under the caption Discontinued operations. This reporting has resulted in certain reclassifications of 2004 financial statement amounts.

         The components of Income from operations related to discontinued operations for the three and six months ended June 30, 2005 and 2004 are shown below. These include the results of operations through the date of sale for each property sold during 2005 and 2004 and the operations for the applicable period for those assets classified as held-for-sale as of June 30, 2005 (in thousands):


                                                         Three Months             Six Months
                                                        Ended June 30,         Ended June 30,
                                                      2005        2004        2005        2004
                                                   ----------  ----------   ----------  ----------
Discontinued operations:
Revenues from rental property                       $   1,446   $  4,206     $  3,418    $  7,590
Rental property expenses                                 (414)      (885)      (1,223)     (2,775)
                                                   -----------  ---------    --------    --------
Income from property operations                         1,032      3,321        2,195       4,815

Depreciation and amortization                            (455)      (678)      (1,044)     (1,412)
Interest expense                                            -       (216)           -        (431)
Other                                                     418       (471)         325        (370)
                                                   -----------  --------     --------    --------
Income from discontinued operating
properties                                                995      1,956        1,476       2,602

Loss on operating properties held for sale/sold        (2,615)         -       (2,615)     (4,151)

Gain on disposition of operating
properties, net                                         7,065      4,875        9,461       6,112
                                                   ----------   --------     --------    --------

Income from discontinued operations                $    5,445   $  6,831     $  8,322    $  4,563
                                                   ==========   ========     ========    ========

         During March 2005, the Company reclassified as held-for-sale three shopping center properties comprising approximately 0.4 million square feet of GLA. The book value of each of these properties, aggregating approximately $17.1 million, net of accumulated depreciation of approximately $8.4 million, did not exceed each of their estimated fair values. As a result, no adjustment of property carrying value was recorded. The Company's determination of the fair value for each of these properties, aggregating approximately $22.1 million, was based upon executed contracts of sale with third parties less estimated selling costs. The Company completed the sale of these properties during the quarter ended June 30, 2005.

         During June 2005, the Company reclassified as held-for sale a shopping center property comprising approximately 0.2 million square feet of GLA. The book value of this property of approximately $25.1 million, net of accumulated depreciation of approximately $1.0 million, did not exceed its estimated fair value. As a result, no adjustment of property carrying value has been recorded. The Company's determination of the fair value of this property of approximately $39.3 million, was based upon an executed contract of sale with a third party less estimated selling costs.

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

4.  Kimco Developers, Inc. ("KDI")

         During the six months ended June 30, 2005, KDI, the Company's wholly-owned development taxable REIT subsidiary, acquired various land parcels relating to six ground-up development projects for an aggregate purchase price of approximately $52.0 million.

         During the six months ended June 30, 2005, KDI sold four of its recently completed projects and 21 out-parcels, in separate transactions, for approximately $146.0 million. These sales provided gains of approximately $10.7 million, net of income taxes of $7.1 million.

         Additionally, during the six months ended June 30, 2005, KDI obtained construction financing on three ground-up development projects for an aggregate loan amount of up to $50.5 million, of which approximately $20.0 million was funded as of June 30, 2005. As of June 30, 2005, KDI had 19 loans with total commitments of up to $423.6 million of which $196.1 million had been funded. These loans have original maturities ranging from 18 to 36 months and interest rates ranging from 4.99% to 6.25% at June 30, 2005.

5. Investment and Advances in Real Estate Joint Ventures

Kimco Income REIT -

         During 1998, the Company formed Kimco Income REIT ("KIR"), a limited partnership which the Company manages, established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages.

         The Company holds a 43.3% non-controlling limited partnership interest in KIR and accounts for its investment under the equity method of accounting. The Company's equity in income of KIR for the six months ended June 30, 2005 and 2004 was approximately $16.8 million and $9.8 million, respectively.

         During March 2005, KIR disposed of an operating property and an out-parcel, in separate transactions, for an aggregate sales price of approximately $43.1 million. These sales resulted in an aggregate gain of approximately $17.8 million of which the pro-rata gain to the Company was approximately $7.7 million. In connection with the sale of the operating property, KIR incurred a $2.0 loan defeasance charge, of which the Company's pro-rata share was approximately $0.9 million.

         During March 2005, KIR acquired an operating property located in Delran, NJ, for a purchase price of approximately $4.6 million.

         KIR has a master management agreement with the Company, whereby, the Company will perform services for fees relating to the management, operation, supervision and maintenance of the joint venture properties. For the six months ended June 30, 2005 and 2004, the Company earned management fees of approximately $1.6 million and $1.4 million, respectively.

         As of June 30, 2005, the KIR portfolio was comprised of 69 properties aggregating 14.2 million square feet of GLA located in 20 states.

RioCan Venture -

         During October 2001, the Company formed a joint venture (the "RioCan Venture") with RioCan Real Estate Investment Trust ("RioCan", Canada's largest publicly traded REIT measured by GLA) in which the Company has a 50% non-controlling interest, to acquire retail properties and development projects in Canada. The acquisitions and development projects are to be sourced and managed by RioCan and are subject to review and approval by a joint oversight committee consisting of RioCan management and the Company's management personnel. The Company accounts for its investment in the RioCan Venture on the equity method of accounting.

         As of June 30, 2005, the RioCan Venture consisted of 35 shopping center properties and one development project aggregating 7.9 million square feet of GLA.

         During the six months ended June 30, 2005 and 2004, the Company recognized equity in income of the RioCan Venture of approximately $8.8 million and $8.3 million, respectively.

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

         During the six months ended June 30, 2005, KROP acquired four operating properties and one out-parcel, in separate transactions, for an aggregate purchase price of approximately $74.6 million, including the assumption of approximately $26.2 million of individual non-recourse mortgage debt encumbering two of the properties, and preferred units of approximately $4.2 million associated with another property.

         As of June 30, 2005, the KROP venture consisted of 39 properties aggregating 5.7 million square feet of GLA located in 14 states. For the six months ended June 30, 2005 and 2004, the Company recognized equity in income of KROP of approximately $2.5 million and $2.3 million, respectively. Additionally, during the six months ended June 30, 2005 and 2004, the Company earned management fees of approximately $1.7 million and $1.2 million, respectively and acquisition fees of approximately $0.5 million and $1.3 million, respectively.

Other Real Estate Joint Ventures -

         During December 2004, the Company acquired the Price Legacy Corporation through a newly formed joint venture, PL Retail LLC ("PL Retail"), in which the Company has a 15% non-controlling interest and manages the portfolio. The Company accounts for its investment under the equity method of accounting. In connection with this transaction, PL Retail acquired 33 operating properties aggregating approximately 7.6 million square feet of GLA located in ten states. To partially fund the acquisition, the Company provided PL Retail approximately $30.6 million of secured mezzanine financing. This interest only loan bears interest at a fixed rate of 7.5% and matures in December 2006. During the six months ended June 30, 2005, PL Retail disposed of eight operating properties, in separate transactions, for an aggregate sales price of approximately $80.9 million, which represented the approximate carrying values of the properties. Proceeds of approximately $21.8 million were used to partially repay the mezzanine financing that was provided by the Company. As of June 30, 2005, the outstanding balance of the mezzanine financing was approximately $8.8 million.

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

         During April 2005, the Company acquired an operating property located in Hillsborough, NJ, comprising approximately 0.1 million square feet of GLA, through a newly formed joint venture in which the Company has a 50% non-controlling interest. The property was acquired for approximately $4.0 million including the assumption of approximately $1.9 million of non-recourse mortgage debt encumbering the property. Subsequent to the purchase the joint venture obtained a $3.2 million one year term loan which bears interest at LIBOR plus 0.55%. This loan is jointly and severally guaranteed by the joint venture partners, including the Company. Proceeds from this loan were used to repay the $1.9 million mortgage encumbering the property.

         During April 2005, the Company acquired land in Pachuca Hildago, Mexico, through a newly formed joint venture in which the Company owns a 50% non-controlling interest, for a purchase price of approximately $2.7 million. The property will be developed as a retail center with a projected total cost of approximately $9.3 million.

         During May 2005, a newly formed joint venture, in which the Company has a 50% non-controlling interest, acquired in separate transactions, two auto dealerships located in Toronto, Canada for an aggregate purchase price of approximately CAD $6.4 million (approximately USD $5.1 million).

         Additionally, during May 2005, the Company acquired a hotel property located in Cancun, Mexico, through a newly formed joint venture in which the Company has an 80% non-controlling interest. The property was purchased for approximately $19.7 million. Simultaneous with the closing, the property was encumbered with $12.4 million of non-recourse mortgage debt which bears interest at a fixed rate of 7.63% and matures during May 2010.

         During June 2005, the Company acquired land in Tustin, CA, through a newly formed joint venture in which the Company has a 50% non-controlling interest, for a purchase price of approximately $23.0 million. The property will be developed into a 1.0 million square foot retail center with a total estimated project cost of approximately $149.3 million. The purchase of the land was funded through a new construction loan which bears interest at LIBOR plus 1.70% and is scheduled to mature in October 2007. As of June 30, 2005 this construction loan had an outstanding balance of approximately $32.0 million.

         During June 2005, the Company acquired an additional 25% interest in a joint venture in which the Company had previously held a 7.77% interest for approximately $26.0 million. This joint venture owns an operating property, comprised of approximately 0.5 million square feet of GLA, located in Fremont, CA. The Company now owns a 32.77% non-controlling interest in this joint venture and accounts for its investment under the equity method of accounting.

         Additionally, during 2005, the Company transferred, in separate transactions, five operating properties comprising approximately 0.7 million square feet of GLA, to newly formed joint ventures in which the Company has 20% non-controlling interests, for an aggregate price of approximately $85.6 million, including the assignment of approximately $40.2 million of mortgage debt encumbering three of the properties. The Company accounts for its investments in these joint ventures under the equity method of accounting.

         The Company's maximum exposure to losses associated with its unconsolidated joint ventures is limited to its carrying value in these investments. As of June 30, 2005, the Company's carrying value in these investments approximated $622.8 million.

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

         During the six months ended June 30, 2005, Kimsouth sold six properties, in separate transactions, for an aggregate sales price of approximately $74.1 million including the assignment of approximately $23.7 million of non-recourse mortgage debt encumbering two of the properties. For the six months ended June 30, 2005 and 2004, the Company recognized equity in income of Kimsouth of approximately $6.4 million and $5.8 million, respectively.

         As of June 30, 2005, Kimsouth consisted of six properties, including the remaining office component of an operating property sold in 2004, aggregating approximately 1.2 million square feet of GLA located in five states.

Preferred Equity Capital -

         During 2002, the Company established a Preferred Equity program, which provides capital to developers and owners of shopping centers. During the six months ended June 30, 2005, the Company provided an aggregate of approximately $22.4 million in investment capital to developers and owners of ten shopping centers and one residential apartment complex. As of June 30, 2005, the Company's net investment under the Preferred Equity program was approximately $174.5 million. During the six months ended June 30, 2005, the Company earned approximately $13.7 million from these investments, including a $3.1 million profit participation earned from one capital transaction. During the six months ended June 30, 2004, the Company earned approximately $3.1 million from these investments.

Other -

         During the six months ended June 30, 2005, the Company recognized approximately $4.0 million primarily from land sales relating to the land resource management operations of Blue Ridge / Big Boulder Real Estate, a consolidated entity in which the Company holds an approximate 54% ownership interest.

7. Mortgages and Other Financing Receivables

         During May 2002, the Company provided a $15 million three-year term loan and a $7.5 million revolving credit facility to Frank's Nursery & Crafts, Inc. ("Frank's"), at an interest rate of 10.25% per annum collateralized by 40 real estate interests. Interest is payable quarterly in arrears. During 2003, the revolving credit facility was amended to increase the total borrowing capacity to $17.5 million. During January 2004, the revolving loan was further amended to provide up to $33.75 million of borrowings from the Company. During September 2004, Frank's filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company committed to provide an additional $27.0 million of Debtor-in-Possession financing with a term of one year at an interest rate of Prime plus 1.00% per annum. As of June 30, 2005, the aggregate outstanding loan balance was approximately $27.7 million.

         During April 2005, the Company provided a construction loan commitment of up to MXN 52.5 million (approximately USD $4.5 million) to a developer for the construction of a new retail center in Acapulco, Mexico. The loan bears interest at a fixed rate of 11.75% and provides for an additional 20% participation of property cash flow, as defined. This facility is initially interest only and then converts to an amortizing loan at the earlier of 120 days after construction completion or upon opening of the anchor tenant. This facility is collateralized by the related property and matures in May 2015. As of June 30, 2005, there was approximately MXN 44.6 million (USD $4.1 million) outstanding on this loan.

         During April 2005, a newly formed joint venture, in which the Company has a 50% non-controlling interest, provided a retailer with a three-year $28.0 million revolving line of credit at a floating interest rate of Prime plus 5.5% per annum. The facility also provides for a 3.0% unused line fee and a 2.50% origination fee. The facility is collateralized by certain real estate interests of the borrower. As of June 30, 2005, the outstanding balance on this line of credit facility was $10.0 million of which the Company's share was $5.0 million.

         During May 2005, a newly formed joint venture, in which the Company has a 44.38% non-controlling interest, provided Debtor-in-Possession financing to a healthcare facility that recently filed for bankruptcy and is closing its operations. The term of this loan is two years and bears interest at prime plus 2.5%. The loan is collateralized by a hospital building, a six-story commercial building, a 12-story 133 unit apartment complex and various other building structures. The Company's share of the outstanding balance of this loan at June 30, 2005 is $2.4 million.

         Additionally during May 2005, the Company acquired four mortgage loans collateralized by individual properties with an aggregate face value of approximately $16.6 million for approximately $14.3 million. These performing loans, which provide for monthly payments of principal and interest, bear interest at a fixed-rate of 7.57% and mature on June 1, 2019.

8. Notes Payable

         During February 2005, the Company issued $100.0 million of fixed rate unsecured senior notes under its medium-term notes ("MTN") program. This fixed rate MTN matures in February 2015 and bears interest at 4.904% per annum. The proceeds from this MTN issuance were primarily used for the repayment of all $20.0 million of our fixed rate notes that matured in April 2005, which bore interest at 7.91%, all $10.25 million of our fixed rate notes that matured in May 2005, which bore interest at 7.30%, and partially repayment of our $100.0 million fixed rate notes which matured in June 2005, and bore interest at 6.73%.

         During June 2005, the Company issued $200.0 million of fixed rate unsecured senior notes under its MTN program. This fixed rate MTN matures in June 2014 and bears interest at 4.82% per annum. The proceeds from this issuance were primarily used to repay a portion of the outstanding balance under the Company's U.S. revolving credit facility and for general corporate purposes.

         During April 2005, Kimco North Trust III, a wholly-owned entity of the Company, completed the issuance of $150.0 million Canadian denominated senior unsecured notes. The notes bear interest at 4.45% and mature on April 21, 2010. The Company has provided a full and unconditional guarantee of the notes. The proceeds will be used by Kimco North Trust III to pay down outstanding indebtedness under existing credit facilities, to fund long-term investments in Canadian real estate and for general corporate purposes. The senior unsecured notes are governed by an indenture by and among Kimco North Trust III, the Company, as guarantor, and BNY Trust Company of Canada, as trustee dated April 21, 2005.

         During May 2005, the Company entered into a three-year Mexican Peso denominated ("MXP") 500.0 million unsecured revolving credit facility. This facility bears interest at the TIIE Rate, as defined, plus 1.0% and is scheduled to expire in May 2008. Proceeds from this facility will be used to fund peso denominated investments. As of June 30, 2005, there was approximately MXP 280.0 million (approximately USD $25.7 million) outstanding under this facility.

9. Supplemental Schedule of Non-Cash Investing/Financing Activities

         The following schedule summarizes the non-cash investing and financing activities of the Company for the six months ended June 30, 2005 and 2004 (in thousands):

                                                           2005         2004
                                                           ----          ----
Acquisition of real estate interests by assumption of
  mortgage debt                                          $ 18,804      $102,950

Disposition/transfer of real estate interests by
  assignment of mortgage debt                            $ 59,683      $253,280

Acquisition of real estate interests by issuance of
  downREIT units                                         $      -      $ 24,114

Disposition/transfer of a real estate interest by
  assignment of downREIT units                           $  4,236      $      -

Acquisition of real estate interests through proceeds
  held in escrow                                         $      -      $ 64,292

Proceeds held in escrow from the sale of real estate
  interests                                              $ 11,408      $      -

Notes received upon disposition of real estate
  interests                                              $      -      $  5,277

Declaration of dividends paid in succeeding period       $ 72,052      $ 66,302

10. Pro Forma Financial Information

         As discussed in Note 2, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the six months ended June 30, 2005. The pro forma financial information set forth below is based upon the Company's historical Condensed Consolidated Statements of Income for the six months ended June 30, 2005 and 2004, adjusted to give effect to these transactions as of January 1, 2004.

         The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred as of January 1, 2004, nor does it purport to represent the results of future operations. (Amounts presented in millions, except per share figures).

                                      Six Months Ended June 30,
                                      2005                  2004
                                      ----                  ----
Revenues from rental property       $  259.6              $  272.1
Net income                          $  158.7              $  146.2
Net income per common share:
              Basic                 $   1.35              $   1.27
                                    ========              ========
              Diluted               $   1.33              $   1.24
                                    ========              ========

11.  Subsequent Events

         During June 2003, the Company established a $500.0 million unsecured revolving credit facility with a group of banks, which was scheduled to expire in June 2006. As of June 30, 2005, there was $80.0 million outstanding under this Credit Facility. During July 2005, this credit facility was amended and restated (the "Credit Facility"). Under the terms of the new $850.0 million unsecured Credit Facility, which is scheduled to expire in July 2008, funds may be borrowed for general corporate purposes, including the funding of (i) property acquisitions, (ii) development and redevelopment costs and (iii) any short-term working capital requirements. Interest on borrowings under the Credit Facility accrue at a spread (currently 0.45%) to LIBOR and fluctuates in accordance with changes in the Company's senior debt ratings. As part of this Credit Facility, the Company has a competitive bid option whereby the Company may auction up to $425.0 million of its requested borrowings to the bank group. This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread to LIBOR of 0.45%. A facility fee of 0.125% per annum is payable quarterly in arrears. In addition, the Company has a $200.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is (i) subject to maintaining certain maximum leverage ratios on both unsecured senior corporate debt and minimum unencumbered asset and equity levels, and (ii) restricted from paying dividends in amounts that exceed 95% of funds from operations, as defined.

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

Executive Summary

         Kimco Realty Corporation is one of the nation's largest publicly-traded owners and operators of neighborhood and community shopping centers. As of July 20, 2005, the Company's portfolio was comprised of 829 property interests, including 751 operating properties primarily consisting of neighborhood and community shopping centers, 27 retail store leases, 39 retail development projects, seven undeveloped parcels of land, and five other properties totaling approximately 116.0 million square feet of leasable space located in 43 states, Canada and Mexico.

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

         The Company's strategy is to maintain a strong balance sheet while investing opportunistically and selectively. The Company intends to continue to execute its plan of delivering solid growth in earnings and dividends. As a result of the improved 2005 performance, the Board of Directors increased the quarterly dividend per common share to $0.66 from $0.61, effective for the fourth quarter of 2005.

Results of Operations

         Revenues from rental property decreased $0.4 million or 0.3% to $128.1 million for the three months ended June 30, 2005, as compared with $128.5 million for the corresponding quarter ended June 30, 2004. Similarly, revenues from rental property decreased $8.2 million or 3.1% to $259.1 million for the six months ended June 30, 2005, as compared with $267.3 million for the corresponding six month period ended June 30, 2004. These net decreases resulted primarily from the combined effect of (i) a decrease in revenues of approximately $15.5 million and $33.9 million for the three and six months ended June 30, 2005, respectively, as compared to the corresponding period last year, resulting from the transfer of operating properties to various unconsolidated joint venture entities, the sale of certain properties during 2004 and the six months ended June 30, 2005 and from tenant buyouts during the three and six months ended June 30, 2005, offset by (ii) the acquisition of operating properties during 2004 and the six months ended June 30, 2005, providing incremental revenues for the three and six months ended June 30, 2005 of $8.3 million and $16.1 million, respectively, and (iii) an overall increase in shopping center portfolio occupancy to 94.1% at June 30, 2005, as compared to 92.4% at June 30, 2004 and the completion of certain redevelopment and development projects providing incremental revenues of approximately $6.8 million and $9.6 million, respectively, for the three and six months ended June 30, 2005 as compared to the corresponding period in 2004.

         Rental property expenses, including depreciation and amortization, increased approximately $2.0 million or 3.4% to $60.4 million for the three months ended June 30, 2005, as compared with $58.4 million for the corresponding quarter ended June 30, 2004. Similarly, for the six months ended June 30, 2005, rental property expenses, including depreciation and amortization, increased $2.7 million or 2.3% to $122.7 million as compared with $120.0 million for the corresponding period in the preceding year. These increases are primarily due to operating property acquisitions during 2005 and 2004 which were partially offset by operating property dispositions including those transferred to various joint venture entities.

         Income from other real estate investments increased $2.8 million to $11.9 million for the three months ended June 30, 2005, as compared to $9.1 million for the corresponding period in 2004. Similarly, income from other real estate investments increased $13.2 million to $28.5 million for the six months ended June 30, 2005, as compared to $15.3 million for the corresponding period in 2004. These increases are primarily due to (i) increased investment in the Company's Preferred Equity program which contributed $7.0 million and $13.7 million for the three and six months ended June 30, 2005, including a $3.1 million profit participation earned from a capital transaction during February 2005, as compared to $1.9 million and $3.1 million for the corresponding periods in 2004, (ii) increased income from the investment in retail store leases of $1.0 million and $0.9 million for the three and six months ended June 30, 2005, respectively, and (iii) approximately $0.9 million and $4.0 million for the three and six month periods ended June 30, 2005, as compared to the corresponding periods in 2004 primarily from land sales relating to the land resource management operations of Blue Ridge/ Big Boulder Real Estate, a consolidated entity in which the Company holds approximately a 54% ownership interest.

         Management and other fee income increased approximately $0.4 million and $2.3 million, respectively, for the three and six months ended June 30, 2005, as compared to the corresponding periods in 2004. These increases are primarily due to incremental fees earned from the growth in the co-investment programs.

         Interest, dividends and other investment income increased approximately $2.8 million and $3.9 million for the three and six month periods ended June 30, 2005, respectively, as compared to the corresponding periods in 2004. These increases are primarily due to (i) greater realized gains on the sale of certain marketable securities and (ii) increased interest and dividend income as a result of the growth in the marketable securities portfolio during 2004 and the six months ended June 30, 2005.

         Other income, net increased $7.7 million and $5.0 million, respectively, for the three and six months ended June 30, 2005, as compared to the corresponding periods in 2004. These increases are primarily attributable to a $4.6 million gain from the sale of an undeveloped parcel of land and income of $6.2 million relating to the receipt of Sears Holdings Corp. common stock as partial settlement of Kmart pre-petition claims.

         General and administrative expenses increased approximately $2.4 million and $4.1 million, respectively for the three and six months ended June 30, 2005, as compared to the corresponding periods in 2004. These increases are primarily due to (i) the non-cash expensing of the value attributable to stock options granted and (ii) systems and other personnel-related costs, related to the growth of the Company.

         Equity in income of real estate joint ventures, net increased $2.8 million to $14.7 million for the three months ended June 30, 2005, as compared to $11.9 million for the corresponding period in 2004. Similarly, equity in income of real estate joint ventures, net increased $13.2 million to $39.1 million for the six months ended June 30, 2005, as compared with $25.9 million for the corresponding period in 2004. These increases are primarily attributable to (i) the increased equity in income from the Kimco Income REIT joint venture investment ("KIR") resulting from the sale of an operating property during the first quarter 2005 which provided a gain of $17.8 million, of which the pro-rata share to the Company was $7.7 million, (ii) increased equity in income from the Kimco Retail Opportunity Fund joint venture investment ("KROP") resulting from the sales of operating properties during 2005 of which the pro-rata share of gains to the Company were $0.6 million in both the first and second quarter of 2005, respectively, and (iii) the Company's growth of its various other real estate joint ventures. The Company has made additional capital investments in these and other joint ventures for the acquisition of additional shopping center properties by the ventures throughout 2004 and the six months ended June 30, 2005.

         During the six months ended June 30, 2005, KDI, the Company's wholly-owned development taxable REIT subsidiary, sold four of its recently completed projects and 21 out-parcels, in separate transactions, for approximately $146.0 million. These sales resulted in gains of approximately $10.7 million, net of income taxes of $7.1 million.

         During the six months ended June 30, 2004, KDI, sold in separate transactions, 18 out-parcels, its partnership interest in one project and three recently completed projects for approximately $96.7 million. These sales provided gains of approximately $5.8 million, net of income taxes of approximately $3.9 million.

         During the six months ended June 30, 2005, the Company (i) disposed of, in separate transactions, nine operating properties for an aggregate sales price of $38.8 million, (ii) transferred three operating properties to KROP for an aggregate price of approximately $49.0 million, and (iii) transferred six operating properties to various co-investment ventures in which the Company has non-controlling interests ranging from 20% to 47.5% for an aggregate price of approximately $90.9 million. For the six months ended June 30, 2005, these transactions resulted in an aggregate net gain of approximately $9.0 million.

         During the six months ended June 30, 2004, the Company (i) disposed of, in separate transactions, six operating properties for an aggregate sales price of approximately $24.9 million; cash proceeds of approximately $16.9 million from the sale of two of these properties that were used in a 1031 exchange to acquire exchange shopping center properties located in Roanoke, VA, and Tempe, AZ, (ii) transferred 14 operating properties to KROP for a price of approximately $147.0 million, which approximated their net book values, (iii) transferred 16 operating properties to various co-investment ventures in which the Company has non-controlling interests ranging from 10% to 30% for an aggregate price of approximately $402.8 million, which approximated their net book value, and (iv) terminated one ground lease position. These dispositions resulted in net gains of approximately $6.1 million for the six months ended June 30, 2004.

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

         Net income for the three and six months ended June 30, 2005 was $83.8 million and $170.6 million, respectively. Net income for the three and six months ended June 30, 2004 was $71.4 million and $142.8 million, respectively. On a diluted per share basis, net income increased $0.09 to $0.70 for the three month period ended June 30, 2005, as compared to $0.61 for the corresponding quarter in the previous year. On a diluted per share basis, net income improved $0.22 to $1.43 for the six month period ended June 30, 2005, as compared to $1.21 for the corresponding period in 2004. These increases are attributable to
(i) increased income from other real estate investments, primarily from the Company's Preferred Equity program, (ii) an increase in equity in income of real estate joint ventures resulting from gains on sales of operating properties and additional capital investments in the Company's joint venture investments for the acquisition of additional shopping center properties by the ventures throughout 2004 and the six months ended June 30. 2005 and (iii) increased gains on sale of development properties and operating properties transferred for the three and six months ended June 30, 2005, as compared to the same period last year, partially offset by, (iv) a decrease in revenues from rental properties primarily due to the transfer of properties to various unconsolidated joint venture entities during 2004 and the six months ended June 30, 2005.

Tenant Concentration

         The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base. At June 30, 2005, the Company's five largest tenants were The Home Depot, TJX Companies, Sears Holdings, Kohl's, and Wal-Mart, which represented approximately 3.7%, 3.2%, 2.8%, 2.6% and 1.8%, respectively, of the Company's annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

         The Company's cash flow activities are summarized as follows (in millions):

                                                              Six Month Period
                                                               Ended June 30,
                                                             2005         2004
                                                             ----         ----
Net cash flow provided by operating activities             $ 194.0     $ 190.8
Net cash flow (used for) provided by investing activities  $(237.4)    $  93.9
Net cash flow provided by (used for) financing activities  $  52.5     $(277.7)

Operating Activities

         The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short term and long term. In addition, the Company anticipates that cash on hand, borrowings under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Net cash flow provided by operating activities for the six months ended June 30, 2005 was primarily attributable to (i) the acquisition of operating properties during 2004 and the six months ended June 30, 2005, (ii) new leasing, expansion and re-tenanting of core portfolio properties, and (iii) growth in the Company's co-investment and Preferred Equity programs.

Investing Activities

Acquisitions -

         During the six month period ended June 30, 2005, the Company expended approximately $207.2 million towards acquisition of and improvements to operating real estate. (See Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.)

Investments and Advances to Real Estate Joint Ventures -

         During the six month period ended June 30, 2005, the Company expended approximately $83.1 million for investments and advances to real estate joint ventures and received approximately $54.0 million from reimbursements of advances to real estate joint ventures. (See Note 5 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.)

Ground-up Development -

         KDI is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion. As of June 30, 2005, KDI had in progress 22 ground-up development projects located in eight states. These projects had significant pre-leasing activity prior to the commencement of construction. During the six months ended June 30, 2005, KDI expended approximately $145.3 million in connection with the purchase of land and construction costs related to these projects and those sold during 2005. These projects are currently proceeding on schedule and substantially in line with the Company's budgeted costs. The Company anticipates its capital commitment toward these and other development projects will be approximately $100.0 million to $125.0 million for the remainder of 2005. The proceeds from the sales of the completed ground-up development projects during 2005 and proceeds from construction loans are expected to be sufficient to fund these anticipated capital requirements.

Redevelopments -

         The Company has an ongoing program to reformat and retenant its properties to maintain or enhance its competitive position in the marketplace. During the six months ended June 30, 2005, the Company expended approximately $23.7 million in connection with these major redevelopments and re-tenanting projects. The Company anticipates its capital commitment toward these and other redevelopment projects will be approximately $75.0 million for the remainder of 2005. The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company's revolving lines of credit.

Dispositions and Transfers -

         During the six month period ended June 30, 2005, the Company received net proceeds of approximately $172.7 million relating to the sale of various operating properties and ground-up development projects and approximately $88.7 million from the transfer of operating properties to various co-investment ventures. (See Notes 2, 4 and 5 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.)

Financing Activities

         It is management's intention that the Company continually have access to the capital resources necessary to expand and develop its business. As such, the Company intends to operate with and maintain a conservative capital structure with a level of debt to total market capitalization of 50% or less. As of June 30, 2005, the Company's level of debt to total market capitalization was 25%. In addition, the Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings. The Company may, from time to time, seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage financings and other debt and equity alternatives in a manner consistent with its intention to operate with a conservative debt structure.

         Since the completion of the Company's IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $3.9 billion for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.

         During June 2003, the Company established a $500.0 million unsecured revolving credit facility with a group of banks, which was scheduled to expire in June 2006. As of June 30, 2005, there was $80.0 million outstanding under this credit facility. During July 2005, this credit facility was amended and restated (the "Credit Facility"). Under the terms of the new $850.0 million unsecured Credit Facility, which is scheduled to expire in July 2008, funds may be borrowed for general corporate purposes, including the funding of (i) property acquisitions, (ii) development and redevelopment costs and (iii) any short-term working capital requirements. Interest on borrowings under the Credit Facility accrue at a spread (currently 0.45%) to LIBOR and fluctuates in accordance with changes in the Company's senior debt ratings. As part of this Credit Facility, the Company has a competitive bid option whereby the Company may auction up to $425.0 million of its requested borrowings to the bank group. This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread to LIBOR of 0.45%. A facility fee of 0.125% per annum is payable quarterly in arrears. In addition, the Company has a $200.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is (i) subject to maintaining certain maximum leverage ratios on both unsecured senior corporate debt and minimum unencumbered asset and equity levels, and (ii) restricted from paying dividends in amounts that exceed 95% of funds from operations, as defined.

         During September 2004, the Company entered into a three-year Canadian denominated ("CAD") $150.0 million unsecured revolving credit facility with a group of banks. This facility bears interest at the CDOR Rate, as defined, plus 0.50% and was scheduled to expire in September 2007. During March 2005, this facility was increased to CAD $250.0 million and the scheduled maturity date was extended to March 2008. Proceeds from this facility will be used for general corporate purposes including the funding of Canadian denominated investments. As of June 30, 2005, there was CAD $35.0 million (approximately USD $28.6 million) outstanding under this facility.

         During May 2005, the Company entered into a three-year Mexican Peso denominated ("MXP") 500.0 million unsecured revolving credit facility. This facility bears interest at the TIIE Rate, as defined, plus 1.00% and is scheduled to expire in May 2008. Proceeds from this facility will be used to fund peso denominated investments. As of June 30, 2005, there was MXP 280.0 million (approximately USD $25.7 million) outstanding under this facility.

         During May 2003, the Company filed a shelf registration statement on Form S-3 for up to $1.0 billion of debt securities, preferred stock, depositary shares, common stock and common stock warrants. As of June 30, 2005, the Company had $109.7 million available for issuance under this shelf registration statement. During July 2005, the Company filed a shelf registration statement on Form S-3 to increase its availability up to $1.0 billion of debt securities, preferred stock, depositary shares, common stock and common stock warrants. As of the date of the filing of this Form 10-Q, the Company had $1.0 billion available for issuance under this shelf registration statement.

         The Company also has a medium-term notes ("MTN") program pursuant to which it may, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company's debt maturities. As of June 30, 2005, the Company had $100.0 million available for issuance under this MTN program.

         In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties. As of June 30, 2005, the Company had approximately 350 unencumbered property interests in its portfolio.

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

         In December 2004, the FASB issued Statement No. 153, Exchange of Non-monetary Assets - an amendment of APB Opinion No 29 ("SFAS No. 153"). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion No. 29 to eliminate the exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The impact of adopting SFAS No. 153 did not have a material adverse impact on the Company's financial position or results of operations.

         In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS No. 154"), which replaces Accounting Principle Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

         Emerging Issues Task Force ("EITF") Issue 04-5, Investor's Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights, ("EITF 04-5") was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles. The assessment of limited partners' rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership of limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. This issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. The impact of adopting EITF 04-5 is not expected to have a material adverse impact on the Company's financial position or results of operations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

         The following table presents the Company's aggregate fixed rate and variable rate debt obligations outstanding as of June 30, 2005, with corresponding weighted-average interest rates sorted by maturity date ($ in millions):


                                                                                                     Fair
                       2005      2006       2007       2008       2009       2010+      Total       Value
                       ----      ----       ----       ----       ----       -----      -----       -----
Secured  Debt
Fixed Rate              -        $28.8        -        $60.7      $22.0     $147.8      $259.3      $278.4
   Average
   Interest Rate        -        8.27%        -        7.14%      7.88%      7.47%      7.52%

Variable Rate         $10.8      $99.4     $118.5      $20.2        -          -        $248.9      $248.9
   Average
   Interest Rate      5.37%      5.38%      5.46%      3.60%        -          -        5.27%

Unsecured Debt
Fixed Rate            $70.0      $85.0     $195.0     $100.0     $180.0     $889.4     $1,519.4    $1,578.0
   Average
   Interest Rate      7.44%      7.30%      7.14%      3.95%      6.98%      5.10%      5.74%

Variable Rate          $4.6     $180.0        -        $54.3        -          -        $238.9      $238.9
   Average
   Interest Rate      5.80%      3.31%        -        6.83%        -          -        4.16%

         The Company has investment in various unconsolidated real estate joint ventures with varying structures. These joint ventures primarily operate shopping center properties or are established for development projects. The properties owned by the joint ventures are primarily financed with individual non-recourse mortgage loans. Non-recourse mortgage debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the constituent members of the borrower, except for certain specified exceptions listed in the particular loan documents. As of June 30, 2005, these real estate joint ventures had individual non-recourse mortgage loans aggregating approximately $4.1 billion. The Company's maximum exposure to losses associated with its real estate joint venture investments is limited to its net invested capital, which at June 30, 2005, was approximately $622.8 million.

         As of June 30, 2005, the Company has Canadian investments totaling CAD $301.2 million (approximately USD $245.8 million) comprised of investments in real estate joint ventures and marketable securities. In addition, the Company has Mexican real estate and mortgage financing investments of approximately MXN
1.06 billion (approximately USD $98.8 million). The foreign currency exchange risk on these investments has been mitigated through the use of local currency denominated debt, foreign currency forward contracts (the "Forward Contracts") and a cross currency swap (the "CC Swap") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-party to the Forward Contracts and the CC Swap. The Company believes it mitigates its credit risk by entering into the Forward Contracts and the CC Swap with major institutions.

         The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 2005, the Company had no other material exposure to market risks.

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

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         In connection with the Annual Meeting of Stockholders held on May 17, 2005 (the "Meeting"), stockholders were asked to vote with respect to the election of Directors to serve for the ensuing year, all of whom were elected and to consider and vote upon a proposal to amend the charter of the Company to
(i) increase the number of shares of stock that the Company has the authority to issue to an aggregate of 461,600,000 shares, (ii) increase the number of authorized shares of Common Stock of the Company, par value $0.01 per share (the "Common Stock"), from 200,000,000 to 300,000,000 shares and, (iii) increase the number of authorized shares of Excess Stock of the Company, par value $0.01 per share (the "Excess Stock"), from 102,000,000 shares to 153,000,000, all of which was approved.

         A total of 100,986,770 votes were cast regarding Proposal I and Proposal II as follows:

Proposal I - Election of Directors
                                                                   Against/
                                  Votes             For            Withheld
                                  -----             ---            --------
     Nominees:
     ---------
     Martin S. Kimmel          100,986,770       74,729,474       26,257,296
     Milton Cooper             100,986,770       77,875,910       23,110,860
     Richard G. Dooley         100,986,770       70,641,997       30,344,773
     Michael J. Flynn          100,986,770       76,386,120       24,600,650
     Joe Grills                100,986,770       93,871,449        7,115,321
     David Henry               100,986,770       76,402,335       24,584,435
     F.P. Hughes               100,986,770       96,103,070        4,883,700
     Frank Lourenso            100,986,770       70,614,103       30,372,667
     Richard Saltzman          100,986,770       93,828,774        7,157,996

Proposal II - To consider and vote upon a proposal to amend the charter of the Company to (i) increase the number of shares of stock that the Company has the authority to issue to an aggregate of 461,600,000 shares, (ii) increase the number of authorized shares of Common Stock of the Company, par value $0.01 per share, from 200,000,000 to 300,000,000 shares and, (iii) increase the number of authorized shares of Excess Stock of the Company, par value $0.01 per share, from 102,000,000 shares to 153,000,000, all of which was approved.

                      Votes             For           Against         Abstain
                      -----             ---           -------         -------

                   100,986,770       97,340,343      3,451,296          195,131

Item 5.  Other Information

         Not Applicable

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




                                                  KIMCO REALTY CORPORATION




August 4, 2005                                    /s/  Milton Cooper
--------------------                              ------------------------------
(Date)                                            Milton Cooper
                                                  Chief Executive Officer





August 4, 2005                                    /s/  Michael V. Pappagallo
--------------------                              ------------------------------
(Date)                                            Michael V. Pappagallo
                                                  Chief Financial Officer