Form 10-Q
period 2005-09-30
KIMCO REALTY CORP
filed 2005-11-04
CIK 879101

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Yes   X           No
    ----             ----


         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b of the Exchange Act).

Yes   X           No
    ----             ----

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes               No   X
    ----             ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
                      -------------------------------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             227,283,664 shares outstanding as of October 31, 2005.


                                     1 of 47

                                     PART I

                              FINANCIAL INFORMATION

Item 1.    Financial Statements                                            Page
                                                                           ----

Condensed Consolidated Financial Statements -

     Condensed Consolidated Balance Sheets as of September 30, 2005
     and December 31, 2004                                                    3

     Condensed Consolidated Statements of Income for the Three
     and Nine Months ended September 30, 2005 and 2004                        4

     Condensed Consolidated Statements of Comprehensive Income for
     the Three and Nine Months Ended September 30, 2005 and 2004              5

     Condensed Consolidated Statements of Cash Flows for the
     Nine Months ended September 30, 2005 and 2004                            6

Notes to Condensed Consolidated Financial Statements                          7

Item 2.    Managements Discussion and Analysis of Financial
           Condition and Results of Operations                               28

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk                                                       39

Item 4.    Controls and Procedures                                           40

                                    PART II
                               OTHER INFORMATION

Item 1.    Legal Proceedings                                                 41

Item 2.    Unregistered Sales of Equity Securities and Use
           of Proceeds                                                       41

Item 3.    Defaults Upon Senior Securities                                   41

Item 4.    Submission of Matters to a Vote of Security Holders               41

Item 5.    Other Information                                                 41

Item 6.    Exhibits                                                          41

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                                           2005             2004
                                                                                       -----------      -----------
Assets:
     Operating real estate, net of accumulated depreciation
     of $723,818 and $634,642, respectively                                            $ 3,072,729      $ 3,095,360
     Investments and advances in real estate joint ventures                                666,088          595,175
     Real estate under development                                                         479,914          362,220
     Other real estate investments                                                         252,856          188,536
     Mortgages and other financing receivables                                             145,034          140,717
     Cash and cash equivalents                                                              69,940           38,220
     Marketable securities                                                                 204,996          123,771
     Accounts and notes receivable                                                          64,034           52,182
     Other assets                                                                          212,885          153,416
                                                                                       -----------      -----------
                                                                                       $ 5,168,476      $ 4,749,597
                                                                                       ===========      ===========


Liabilities:
     Notes payable                                                                     $ 1,836,475      $ 1,608,925
     Mortgages payable                                                                     310,084          353,071
     Construction loans payable                                                            210,570          156,626
     Dividends payable                                                                      77,903           71,489
     Other liabilities                                                                     264,496          216,195
                                                                                       -----------      -----------
                                                                                         2,699,528        2,406,306
                                                                                       -----------      -----------
     Minority interests                                                                    124,174          106,891
                                                                                       -----------      -----------
     Commitments and contingencies

Stockholders' equity:
     Preferred stock , $1.00 par value, authorized 3,600,000 shares
     Class F Preferred Stock, $1.00 par value, authorized 700,000 shares
          Issued and outstanding 700,000 shares                                                700              700
          Aggregate liquidation preference $175,000
     Common stock, $.01 par value, authorized 300,000,000 shares
          Issued and outstanding 227,252,825 and 224,852,812 shares, respectively            2,273            2,249
     Paid-in capital                                                                     2,241,995        2,199,419
     Retained earnings/(Cumulative distributions in excess of net income)                   30,357           (3,749)
                                                                                       -----------      -----------
                                                                                         2,275,325        2,198,619
     Accumulated other comprehensive income                                                 69,449           37,781
                                                                                       -----------      -----------
                                                                                         2,344,774        2,236,400
                                                                                       -----------      -----------
                                                                                       $ 5,168,476      $ 4,749,597
                                                                                       ===========      ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                                   ----------------------    ----------------------
                                                                      2005        2004         2005         2004
                                                                   ---------    ---------    ---------    ---------
Revenues from rental property                                      $ 130,441    $ 120,330    $ 388,177    $ 386,366
                                                                   ---------    ---------    ---------    ---------

Rental property expenses:
   Rent                                                                2,618        2,662        7,851        8,441
   Real estate taxes                                                  16,715       15,796       49,270       48,508
   Operating and maintenance                                          14,013       12,100       45,681       41,462
                                                                   ---------    ---------    ---------    ---------
                                                                      33,346       30,558      102,802       98,411
                                                                   ---------    ---------    ---------    ---------

                                                                      97,095       89,772      285,375      287,955

Mortgage and other financing income                                    3,303        3,179        9,873        9,637
Management and other fee income                                        6,946        6,008       22,076       18,836
Depreciation and amortization                                        (26,627)     (23,623)     (79,364)     (75,301)
General and administrative expenses                                  (14,084)     (11,034)     (38,837)     (31,652)

Interest, dividends and other investment income                        9,141        8,595       17,594       13,170
Other income/(expense), net                                           (1,810)       4,790        9,346       10,994
Interest expense                                                     (33,890)     (25,740)     (93,027)     (81,134)
                                                                   ---------    ---------    ---------    ---------
                                                                      40,074       51,947      133,036      152,505

Benefit/(provision) for income taxes                                     860           24       (4,073)      (5,395)

Income from other real estate investments                             13,432        5,119       41,961       20,414
Equity in income of real estate joint ventures, net                   18,052       13,864       57,140       39,792
Minority interests in income, net                                     (3,663)      (2,312)     (10,711)      (7,059)
Gain on sale of development properties,
   net of tax of $2,433, $1,047, $9,575 and $4,935, respectively       8,121        1,571       18,835        7,404
                                                                   ---------    ---------    ---------    ---------

   INCOME FROM CONTINUING OPERATIONS                                  76,876       70,213      236,188      207,661
                                                                   ---------    ---------    ---------    ---------

DISCONTINUED OPERATIONS:
  Income from discontinued operating properties                        2,821        2,825        5,130        6,235
  Loss on operating properties held for sale/sold                       --           (913)      (2,615)      (5,064)
  Gain on disposition of operating properties                          4,964        6,386       14,425       12,498
                                                                   ---------    ---------    ---------    ---------
   INCOME FROM DISCONTINUED OPERATIONS                                 7,785        8,298       16,940       13,669
                                                                   ---------    ---------    ---------    ---------

Gain on transfer of operating properties, net                           --           --          2,151         --
Gain on disposition of operating properties                              682         --            682         --
                                                                   ---------    ---------    ---------    ---------
                                                                         682         --          2,833         --
                                                                   ---------    ---------    ---------    ---------

   NET INCOME                                                         85,343       78,511      255,961      221,330

Preferred stock dividends                                             (2,909)      (2,909)      (8,728)      (8,728)
                                                                   ---------    ---------    ---------    ---------

   NET INCOME APPLICABLE TO COMMON SHAREHOLDERS                    $  82,434    $  75,602    $ 247,233    $ 212,602
                                                                   =========    =========    =========    =========

Per common share:
   Income from continuing operations:
     -Basic                                                        $    0.33    $    0.30    $    1.02    $    0.89
                                                                   =========    =========    =========    =========
     -Diluted                                                      $    0.32    $    0.30    $    1.00    $    0.88
                                                                   =========    =========    =========    =========
   Net income :
     -Basic                                                        $    0.36    $    0.34    $    1.09    $    0.96
                                                                   =========    =========    =========    =========
     -Diluted                                                      $    0.36    $    0.33    $    1.07    $    0.94
                                                                   =========    =========    =========    =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                               Three Months Ended                 Nine Months Ended
                                                                   September 30,                   September 30,
                                                             -------------------------       -------------------------
                                                                2005            2004            2005            2004
                                                             ---------       ---------       ---------       ---------
Net income                                                   $  85,343       $  78,511       $ 255,961       $ 221,330
                                                             ---------       ---------       ---------       ---------
Other comprehensive income:
     Change in unrealized gain on marketable securities         11,190           2,799          29,480           9,056
     Change in unrealized gain on warrants                        --             1,296            --             2,547
     Change in unrealized gain/(loss) on foreign
       currency hedge agreements                                  (839)         (8,125)          2,665          (5,275)
     Foreign currency translation adjustment                     1,861           9,399            (477)          5,776

                                                             ---------       ---------       ---------       ---------
       Other comprehensive income                               12,212           5,369          31,668          12,104
                                                             ---------       ---------       ---------       ---------


Comprehensive income                                         $  97,555       $  83,880       $ 287,629       $ 233,434
                                                             =========       =========       =========       =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                                   (Unaudited)
                                 (in thousands)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                           -------------------------
                                                                              2005            2004
                                                                           ---------       ---------
Cash flow from operating activities:
  Net income                                                               $ 255,961       $ 221,330
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization                                             80,563          77,608
    Loss on operating properties held for sale/sold/transferred                2,765           5,064
    Gain on sale of development properties                                   (28,410)        (12,339)
    Gain on sale/transfer of operating properties                            (17,408)        (12,498)
    Minority interests in income, net                                         10,711           7,059
    Equity in income of  real estate joint ventures, net                     (57,140)        (39,792)
    Income from other real estate investments                                (32,329)        (15,293)
    Distributions of unconsolidated investments                               87,544          64,384
    Change in accounts and notes receivable                                  (11,319)           (796)
    Change in accounts payable and accrued expenses                           31,533          20,638
    Change in other operating assets and liabilities                          (2,139)        (21,292)
                                                                           ---------       ---------
          Net cash flow provided by operating activities                     320,332         294,073
                                                                           ---------       ---------

Cash flow from investing activities:
    Acquisition of and improvements to operating real estate                (278,883)       (202,347)
    Acquisition of and improvements to real estate under development        (271,063)       (107,469)
    Investment in marketable securities                                      (70,807)        (24,624)
    Proceeds from sale of marketable securities                               27,537          16,573
    Proceeds from transferred operating properties                           128,537         314,449
    Investments and advances to real estate joint ventures                  (173,359)        (98,075)
    Reimbursements of advances to real estate joint ventures                 108,389          73,506
    Other real estate investments                                            (93,177)        (55,388)
    Reimbursements of advances to other real estate investments               13,912          15,942
    Investment in mortgage loans receivable                                  (68,379)        (69,724)
    Collection of mortgage loans receivable                                   65,791          48,739
    Settlement of net investment hedges                                      (34,580)           --
    Proceeds from sale of operating properties                                49,283          41,858
    Proceeds from sale of development properties                             204,142         120,103
                                                                           ---------       ---------
           Net cash flow (used for) provided by investing activities        (392,657)         73,543
                                                                           ---------       ---------

Cash flow from financing activities:
    Principal payments on debt, excluding
     normal amortization of rental property debt                             (52,259)        (15,151)
    Principal payments on rental property debt                                (6,338)         (6,120)
    Principal payments on construction loan financings                       (70,019)        (54,816)
    Proceeds from mortgage/construction loan financings                      216,430         265,720
    Borrowings under revolving credit facilities                              74,316          55,000
    Repayment of borrowings under revolving credit facilities               (151,326)       (100,000)
    Proceeds from issuance of unsecured senior notes                         422,429         200,000
    Repayment of unsecured senior notes                                     (130,250)       (464,000)
    Financing origination costs                                               (7,854)           --
    Redemption of minority interests in real estate partnerships             (12,520)         (3,781)
    Dividends paid                                                          (215,441)       (198,480)
    Proceeds from issuance of stock                                           36,877          39,755
                                                                           ---------       ---------
            Net cash flow provided by (used for) financing activities        104,045        (281,873)
                                                                           ---------       ---------

        Change in cash and cash equivalents                                   31,720          85,743

Cash and cash equivalents, beginning of period                                38,220          48,288
                                                                           ---------       ---------
Cash and cash equivalents, end of period                                   $  69,940       $ 134,031
                                                                           =========       =========

Interest paid during the period (net of capitalized interest
  of $8,567, and $6,380, respectively)                                     $  72,981       $  68,326
                                                                           =========       =========

Income taxes paid during the period                                        $  11,596       $  10,180
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

                            ------------------------

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

Income Taxes -

         The Company and its qualified REIT subsidiaries file a consolidated federal income tax return. The Company has made an election to qualify, and believes it is operating so as to qualify, as a Real Estate Investment Trust (a "REIT") for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under Section 856 through 860 of the Internal Revenue Code, as amended (the "Code"). However, in connection with the Tax Relief Extension Act of 1999, which became effective January 1, 2001, the Company is now permitted to participate in certain activities which it was previously precluded from in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries under the Code. As such, the Company will be subject to federal and state income taxes on the income from these activities. During the nine months ended September 30, 2005, the Company's provision for federal and state income taxes was approximately $13.6 million relating to activities conducted in its taxable REIT subsidiaries.

Earnings Per Share -

         On July 21, 2005, the Company's Board of Directors declared a two-for-one split (the "Stock Split") of the Company's common stock which was effected in the form of a stock dividend paid on August 23, 2005 to stockholders of record on August 8, 2005. All share and per share data included in the accompanying Condensed Consolidated Financial Statements and Notes thereto have been adjusted to reflect this Stock Split.

         The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

                                                    Three Months Ended               Nine Months Ended
                                                      September 30,                    September 30,
                                                 -------------------------       -------------------------
                                                   2005            2004            2005            2004
                                                 ---------       ---------       ---------       ---------
Computation of Basic Earnings Per Share:

  Income from continuing operations              $  76,876       $  70,213       $ 236,188       $ 207,661

  Gain on transfer/disposition of operating
  properties, net                                      682            --             2,833            --

  Preferred stock dividends                         (2,909)         (2,909)         (8,728)         (8,728)
                                                 ---------       ---------       ---------       ---------

  Income from continuing operations
  applicable to common shares                       74,649          67,304         230,293         198,933

  Income from discontinued operations                7,785           8,298          16,940          13,669
                                                 ---------       ---------       ---------       ---------

  Net income applicable to common shares         $  82,434       $  75,602       $ 247,233       $ 212,602
                                                 =========       =========       =========       =========

  Weighted average common shares
  outstanding                                      227,017         223,052         226,310         222,302

Basic Earnings Per Share:

    Income from continuing operations            $    0.33       $    0.30       $    1.02       $    0.89
    Income from discontinued operations               0.03            0.04            0.07            0.07
                                                 ---------       ---------       ---------       ---------
    Net income                                   $    0.36       $    0.34       $    1.09       $    0.96
                                                 =========       =========       =========       =========

Computation of Diluted Earnings Per Share:

  Income from continuing operations
  applicable to common shares (a)                $ 74,649      $ 67,304      $230,293      $198,933

  Income from discontinued operations               7,785         8,298        16,940        13,669
                                                 --------      --------      --------      --------

  Net income for diluted earnings per share      $ 82,434      $ 75,602      $247,233      $212,602
                                                 ========      ========      ========      ========

  Weighted average common shares
  outstanding - basic                             227,017       223,052       226,310       222,302

  Effect of dilutive securities (a):
   Stock options                                    4,716         4,190         4,275         4,216
                                                 --------      --------      --------      --------

    Shares for diluted earnings per share         231,733       227,242       230,585       226,518
                                                 ========      ========      ========      ========

Diluted Earnings Per Share:
    Income from continuing operations            $   0.32      $   0.30      $   1.00      $   0.88
    Income from discontinued operations              0.04          0.03          0.07          0.06
                                                 --------      --------      --------      --------
    Net income                                   $   0.36      $   0.33      $   1.07      $   0.94
                                                 ========      ========      ========      ========

         (a) For the three and the nine months ended September 30, 2005 and 2004, the effect of the assumed conversion of downREIT units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

         The Company maintains a stock option plan (the "Plan") for which prior to January 1, 2003, the Company accounted for under the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25), issued in March 2000. Effective January 1, 2003, the Company adopted the prospective method provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure an Amendment of FASB Statement No. 123 ("SFAS No. 148"), which applies the recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") to all employee awards granted, modified or settled after January 1, 2003. Awards under the Company's Plan generally vest ratably over a three or five-year term and expire ten years from the date of grant. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three and nine months ended September 30, 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding stock awards in each period (amounts presented in thousands, except per share data):

                                                   Three Months                    Nine Months
                                                 Ended September 30,            Ended September 30,
                                              -------------------------       -------------------------
                                                 2005           2004            2005            2004
                                              ---------       ---------       ---------       ---------
Net income, as reported                       $  85,343       $  78,511       $ 255,961       $ 221,330
  Add: Stock based employee
  compensation expense included in
  reported net income                             1,111             381           3,184           1,059
  Deduct: Total stock based employee
  compensation expense determined
  under  fair value based method for all
  awards                                         (1,261)           (798)         (3,632)         (2,309)
                                              ---------       ---------       ---------       ---------

Pro Forma Net Income - Basic                  $  85,193       $  78,094       $ 255,513       $ 220,080
                                              =========       =========       =========       =========

Earnings Per Share
  Basic - as reported                         $    0.36       $    0.34       $    1.09       $    0.96
                                              =========       =========       =========       =========
  Basic - pro forma                           $    0.36       $    0.34       $    1.09       $    0.95
                                              =========       =========       =========       =========

Net income applicable to common
shares for diluted earnings per share         $  82,434       $  75,602       $ 247,233       $ 212,602
  Add: Stock based employee
  compensation expense included in
  reported net income                             1,111             381           3,184           1,059
  Deduct: Total stock based employee
  compensation expense determined
  under fair value based method for all
  awards                                         (1,261)           (798)         (3,632)         (2,309)
                                              ---------       ---------       ---------       ---------

Pro Forma Net Income applicable to
commons shares - Diluted                      $  82,284       $  75,185       $ 246,785       $ 211,352
                                              =========       =========       =========       =========

Earnings Per Share
  Diluted - as reported                       $    0.36       $    0.33       $    1.07       $    0.94
                                              =========       =========       =========       =========
  Diluted - pro forma                         $    0.36       $    0.33       $    1.07       $    0.93
                                              =========       =========       =========       =========

         In addition, there were approximately 990,000 and 125,000 stock options that were anti-dilutive as of September 30, 2005 and 2004, respectively.

New Accounting Pronouncements -

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, (revised 2004) Share-Based Payment ("SFAS No. 123(R)"), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. SFAS No. 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is effective for fiscal years beginning after December 15, 2005. The impact of adopting SFAS No. 123 (R) is not expected to have a material impact on the Company's financial position or results of operations.

         In December 2004, the FASB issued Statement No. 153, Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29 ("SFAS No. 153"). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion No. 29 to eliminate the exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The impact of adopting SFAS No. 153 did not have a material impact on the Company's financial position or results of operations.

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

         In September 2005, the Emerging Issues Task Force ("EITF") issued Issue 04-5, Investor's Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights, ("EITF 04-5"). At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles. The assessment of limited partners' rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership of limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. This issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. The impact of adopting EITF 04-5 is not expected to have a material impact on the Company's financial position or results of operations.

2. Operating Property Activities and Other Investments

Acquisitions -

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

         Additionally, during March 2005, the Company acquired two operating properties, located in New York, NY, through newly formed joint ventures in which the Company holds 95% economic interests, for an aggregate purchase price of approximately $11.6 million. Simultaneously with the closing, each property was encumbered with an individual non-recourse floating-rate mortgage aggregating approximately $9.1 million. These loans mature in April 2007 and bear interest at LIBOR plus 2% and LIBOR plus 2.25% (5.86% and 6.11%, respectively, at September 30, 2005). Based upon the provisions of FIN 46(R), the Company has determined that these entities are variable interest entities ("VIE"). The Company has further determined that the Company is the primary beneficiary of these VIEs and has therefore consolidated these entities for financial reporting purposes. The Company's maximum exposure to loss associated with these entities is primarily limited to the Company's aggregate capital investment, which was approximately $3.4 million at September 30, 2005.

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

         During June 2005, the Company acquired a portfolio of 45 operating properties, comprising approximately 0.3 million square feet of GLA, located in Virginia and Maryland, for a purchase price of approximately $85.3 million. During August 2005, the Company obtained approximately $65.0 million of crossed-collateralized non-recourse mortgage debt encumbering all 45 operating properties. This mortgage debt matures in September 2015 and bears interest at a fixed-rate of 4.94% per annum. During September 2005, the entire portfolio of 45 properties and the associated debt was transferred to a newly formed unconsolidated joint venture in which the Company has a 15% non-controlling interest.

         During 2005, the Company acquired ten self-storage facilities through an existing joint venture in which the Company holds an approximate 93.5% economic interest, for a purchase price of approximately $39.9 million including the assumption of approximately $7.5 million of non-recourse fixed-rate mortgage debt encumbering three of these properties. As of September 30, 2005, this entity owns 17 self-storage facilities located in various states. The Company has cross-collateralized 14 of these properties with approximately $44.0 million of non-recourse floating-rate mortgage debt which matures in November 2007 and has an interest rate of LIBOR plus 2.75% (6.61% at September 30, 2005). Based upon the provisions of FIN 46(R), the Company has determined that this entity is a VIE. The Company has further determined that the Company is the primary beneficiary of this VIE and has therefore consolidated this entity for financial reporting purposes. The Company's maximum exposure to loss associated with this entity is primarily limited to the Company's carrying value of this investment, which was approximately $16.0 million at September 30, 2005.

Dispositions -

         During the nine months ended September 30, 2005, the Company (i) disposed of, in separate transactions, 13 operating properties for an aggregate sales price of approximately $60.1 million, (ii) transferred three operating properties to KROP, as defined below, for an aggregate price of approximately $49.0 million, and (iii) transferred 52 operating properties to various joint ventures in which the Company has non-controlling interests ranging from 15% to 50% for an aggregate price of approximately $232.1 million. For the nine months ended September 30, 2005, these transactions resulted in an aggregate net gain of approximately $14.6 million.

         During June 2005, the Company disposed of a vacant land parcel located in New Ridge, MD for approximately $5.6 million resulting in a $4.6 million gain on sale. This gain is included in Other income, net on the Company's Condensed Consolidated Statements of Income.

Other Investments -

         From 2000 through 2002 the Company acquired approximately $28.9 million face amount of Frank's Nursery and Crafts, Inc. ("Frank's"), 10.25% bonds for an aggregate purchase price of approximately $11.3 million. During February 2001, Frank's filed for protection under Chapter 11 of the United States Bankruptcy Code. During May 2002, Frank's plan of reorganization was confirmed by the Bankruptcy court and Frank's emerged from bankruptcy. Pursuant to Frank's reorganization plan the Company received approximately 4.3 million shares of Frank's common stock valued at $2.34 per share in settlement of its Frank's bond investment. As a result of this conversion the Company held an approximate 27% interest in Frank's and began accounting for its investment on the equity method. In addition, the Company began providing loans to Frank's under a revolving credit facility, which was collateralized by certain real estate interests of Frank's. As an inducement to make these loans, Frank's issued the Company approximately 4.4 million warrants with an exercise price of $1.15 per share.

         During September 2004, Frank's again filed for protection under Chapter 11 of the United States Bankruptcy Code. The Company committed to provide Frank's, in addition to its revolving credit facility, with $27.0 million of debtor-in-possession financing for a term of one year at an interest rate of Prime plus 1.00%. From the petition date until July 26, 2005, Frank's operated its business as a debtor-in-possession and during this period had completely liquidated its inventory and ceased operations as a retailer.

         Frank's plan of reorganization included a Company sponsored re-capitalization plan in which the Company, along with several other significant shareholders, agreed to re-capitalize Frank's with approximately $104.0 million in cash in exchange for debt and equity securities and convert Frank's from a publicly held retail company to a privately held real estate company.

         On July 27, 2005, Frank's emerged from Chapter 11 bankruptcy pursuant to a bankruptcy court approved plan of reorganization as FNC Realty Corporation ("FNC"). Pursuant to the reorganization plan, shareholders of Frank's were offered cash of $0.75 per share or the right to exchange Frank's common stock for FNC common stock on a 1:1 basis. FNC's capitalization included the issuance of approximately $27.0 million of common stock and $77.0 million of fixed-rate 7% convertible senior notes. The notes mature in July 2008, and may be converted at anytime by the holder for common shares of FNC at $0.75 per share. Proceeds from the issuance of common stock and convertible senior notes were used to repay all claims pursuant to the plan of reorganization, including amounts owed to the Company under its revolving credit facility and debtor-in-possession financing agreement.

         Pursuant to the plan of reorganization the Company received common shares of FNC representing an approximate 27% ownership interest in exchange for its interests in Frank's. In addition, the Company acquired an additional 24.5% interest in the common shares of FNC for cash of approximately $17 million, thereby increasing the Company's ownership interest to approximately 51%. This acquisition of additional shares includes the exercise of warrants previously issued by Frank's to the Company. The Company also acquired approximately $42 million of fixed-rate 7% convertible senior notes issued by FNC.

         As a result of the increase in ownership interest from 27% to 51%, the Company became the controlling shareholder and therefore, commenced consolidation of FNC effective July 27, 2005. The acquisition of the additional 24.5% ownership interest has been accounted for as a step acquisition under the provisions of SFAS No. 141 "Business Combinations", with the purchase price being allocated to the identified assets and liabilities of FNC.

         As of July 27, 2005, FNC had approximately $154 million of net operating loss carry-forwards ("NOLs"), which may be utilized to offset future taxable income of FNC. As Frank's had recurring losses and was in bankruptcy, the realization of the NOLs was uncertain. Accordingly, a full valuation allowance was recorded against the deferred tax asset relating to these NOLs. Of the total amount of available NOLs, the Company has estimated approximately $124 million is unrestricted and $30 million is restricted (limited to utilization of $1.1 million per year).

         The Company has evaluated the level of valuation allowance required and determined, based upon the expected investment strategy for FNC, that approximately $27 million of the allowance should be reduced and recorded as an adjustment to the purchase price allocation.

         As of July 27, 2005, FNC held interests in 55 properties with approximately $16.1 million of non-recourse mortgage debt encumbering 16 of the properties. These loans bear interest at fixed rates ranging from 7.00% - 7.75% and maturity dates ranging from August 2014 through June 2022. The Company's investment strategy with respect to FNC includes re-tenanting, re-developing and disposition of the properties. From July 27, 2005 through September 30, 2005, FNC disposed of six properties, in separate transactions, for an aggregate sales price of approximately $6.8 million.

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

         The components of Income from operations related to discontinued operations for the three and nine months ended September 30, 2005 and 2004 are shown below. These include the results of operations through the date of sale for each property sold during 2005 and 2004 and the operations for the applicable period for those assets classified as held-for-sale as of September 30, 2005 (in thousands):

                                               Three Months ended           Nine Months ended
                                                 September 30,               September 30,
                                           ------------------------      -----------------------
                                             2005           2004           2005           2004
                                           --------       --------       --------       --------
Discontinued operations:
Revenues from rental property              $  1,654       $  3,710       $  6,429       $ 12,590
Rental property expenses                       (256)          (799)        (1,892)        (3,933)
                                           --------       --------       --------       --------
Income from property operations               1,398          2,911          4,537          8,657

Depreciation and amortization                   (44)          (772)        (1,198)        (2,306)
Interest expense                               --             (174)           182           (605)
Other                                         1,467            860          1,609            489
                                           --------       --------       --------       --------

Income from discontinued operating
properties                                    2,821          2,825          5,130          6,235

Loss on operating properties held for
sale/sold                                      --             (913)        (2,615)        (5,064)

Gain on disposition of operating
properties                                    4,964          6,386         14,425         12,498
                                           --------       --------       --------       --------

Income from discontinued
operations                                 $  7,785       $  8,298       $ 16,940       $ 13,669
                                           ========       ========       ========       ========

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

         During June 2005, the Company reclassified as held-for-sale a shopping center property comprising approximately 0.2 million square feet of GLA. The book value of this property of approximately $25.1 million, net of accumulated depreciation of approximately $1.0 million, did not exceed its estimated fair value. As a result, no adjustment of property carrying value has been recorded. The Company's determination of the fair value of this property of approximately $39.3 million, was based upon an executed contract of sale with a third party less estimated selling costs.

         During September 2005, the Company reclassified as held-for-sale a shopping center property comprising approximately 0.2 million square feet of GLA. The book value of this property of approximately $3.6 million, net of accumulated depreciation of approximately $1.0 million, did not exceed its estimated fair value. As a result, no adjustment of property carrying value has been recorded. The Company's determination of the fair value of this property of approximately $7.6 million, was based upon an executed contract of sale with a third party less estimated selling costs.

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

4. Kimco Developers, Inc. ("KDI")

         During the nine months ended September 30, 2005, KDI, the Company's wholly-owned development taxable REIT subsidiary, acquired various land parcels relating to 12 ground-up development projects for an aggregate purchase price of approximately $113.4 million.

         During the nine months ended September 30, 2005, KDI sold five of its recently completed projects and 28 out-parcels, in separate transactions, for approximately $201.9 million. These sales provided gains of approximately $18.8 million, net of income taxes of $9.6 million.

         Additionally, during the nine months ended September 30, 2005, KDI obtained construction financing on three ground-up development projects for an aggregate loan amount of up to $50.5 million, of which approximately $21.8 million was funded as of September 30, 2005. As of September 30, 2005, KDI had 17 loans with total commitments of up to $395.4 million of which $210.6 million had been funded. These loans have original maturities ranging from 18 to 36 months and interest rates ranging from 5.51% to 6.11% at September 30, 2005.

5. Investment and Advances in Real Estate Joint Ventures

Kimco Income REIT -

         During 1998, the Company formed Kimco Income REIT ("KIR"), a limited partnership which the Company manages, established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages.

         The Company holds a 43.3% non-controlling limited partnership interest in KIR and accounts for its investment under the equity method of accounting. The Company's equity in income of KIR for the nine months ended September 30, 2005 and 2004 was approximately $21.5 million and $14.4 million, respectively.

         During March 2005, KIR disposed of an operating property and an out-parcel, in separate transactions, for an aggregate sales price of approximately $43.1 million. These sales resulted in an aggregate gain of approximately $17.8 million of which the pro-rata gain to the Company was approximately $7.7 million. In connection with the sale of the operating property, KIR incurred a $2.0 million loan defeasance charge, of which the Company's pro-rata share was approximately $0.9 million.

         Additionally, during March 2005, KIR acquired an operating property located in Delran, NJ, for a purchase price of approximately $4.6 million.

         KIR has a master management agreement with the Company, whereby, the Company will perform services for fees relating to the management, operation, supervision and maintenance of the joint venture properties. For each of the nine months ended September 30, 2005 and 2004, the Company earned management fees of approximately $2.2 million.

         As of September 30, 2005, the KIR portfolio was comprised of 69 properties aggregating 14.2 million square feet of GLA located in 20 states.

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

         As of September 30, 2005, the RioCan Venture consisted of 35 shopping center properties aggregating 8.0 million square feet of GLA.

         During the nine months ended September 30, 2005 and 2004, the Company recognized equity in income of the RioCan Venture of approximately $16.7 million and $12.3 million, respectively.

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

         During the nine months ended September 30, 2005, KROP acquired four operating properties and one out-parcel, in separate transactions, for an aggregate purchase price of approximately $74.6 million, including the assumption of approximately $26.2 million of individual non-recourse mortgage debt encumbering two of the properties, and preferred units of approximately $4.2 million associated with another property.

         During the nine months ended September 30, 2005, KROP disposed of two operating properties for an aggregate sales price of approximately $27.3 million. These sales resulted in an aggregate gain of approximately $1.2 million.

         During the nine months ended September 30, 2004, KROP disposed of four operating properties and two out-parcels for an aggregate sales price of approximately $45.8 million including the assignment of approximately $11.2 million of non-recourse mortgage debt encumbering two of the properties. These sales resulted in an aggregate gain of approximately $14.3 million.

         As of September 30, 2005, the KROP venture consisted of 39 properties aggregating 5.7 million square feet of GLA located in 14 states. For the nine months ended September 30, 2005 and 2004, the Company recognized equity in income of KROP of approximately $3.3 million and $4.6 million, respectively. Additionally, during the nine months ended September 30, 2005 and 2004, the Company earned management fees of approximately $2.6 million and $1.9 million, respectively and acquisition fees of approximately $0.5 million and $1.7 million, respectively.

Other Real Estate Joint Ventures -

         During December 2004, the Company acquired the Price Legacy Corporation through a newly formed joint venture, PL Retail LLC ("PL Retail"), in which the Company has a 15% non-controlling interest and manages the portfolio. The Company accounts for its investment under the equity method of accounting. In connection with this transaction, PL Retail acquired 33 operating properties aggregating approximately 7.6 million square feet of GLA located in ten states. To partially fund the acquisition, the Company provided PL Retail approximately $30.6 million of secured mezzanine financing. This interest only loan bears interest at a fixed rate of 7.5% and matures in December 2006. During the nine months ended September 30, 2005, PL Retail disposed of eight operating properties, in separate transactions, for an aggregate sales price of approximately $80.9 million, which represented the approximate carrying values of the properties. Proceeds of approximately $21.8 million were used to partially repay the mezzanine financing that was provided by the Company. As of September 30, 2005, the outstanding balance of the mezzanine financing was approximately $8.8 million.

         During March 2005, a joint venture in which the Company has a 50% non-controlling interest, disposed of two vacant land parcels located in Glendale, AZ, in separate transactions, for an aggregate sales price of approximately $9.9 million. These sales resulted in an aggregate gain of approximately $4.8 million, of which the Company's share was approximately $2.4 million.

         Additionally, during March 2005, the Company transferred 50% of the Company's 95% interest in a development property located in Huehuetoca, Mexico, to a joint venture partner for approximately $5.3 million, which approximated its carrying value. As a result of this transaction, the Company now holds a 47.5% non-controlling interest in this property and now accounts for its investment under the equity method of accounting.

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

         Additionally, during April 2005, the Company acquired land in Pachuca Hildago, Mexico, through a newly formed joint venture in which the Company has a 50% non-controlling interest, for a purchase price of approximately $2.7 million. The property will be developed as a retail center with a projected total cost of approximately $9.3 million.

         During May 2005, a newly formed joint venture, in which the Company has a 50% non-controlling interest, acquired in separate transactions, two auto dealerships located in Toronto, Canada for an aggregate purchase price of approximately CAD $6.4 million (approximately USD $5.1 million).

         Additionally, during May 2005, the Company acquired a hotel property located in Cancun, Mexico, through a newly formed joint venture in which the Company has an 80% non-controlling interest. The property was purchased for approximately $19.7 million. Simultaneous with the closing, the property was encumbered with $12.4 million of non-recourse mortgage debt which bears interest at a fixed rate of 7.63% per annum and matures during May 2010.

         During June 2005, the Company acquired land in Tustin, CA, through a newly formed joint venture in which the Company has a 50% non-controlling interest, for a purchase price of approximately $23.0 million. The property will be developed into a 1.0 million square foot retail center with a total estimated project cost of approximately $149.3 million. The purchase of the land was funded through a new construction loan which bears interest at LIBOR plus 1.70% and is scheduled to mature in October 2007. As of September 30, 2005, this construction loan had an outstanding balance of approximately $34.9 million.

         Additionally, during June 2005, the Company acquired an additional 25% interest in a joint venture in which the Company had previously held a 7.77% interest for approximately $26.0 million. This joint venture owns an operating property, comprised of approximately 0.5 million square feet of GLA, located in Fremont, CA. The Company now has a 32.77% non-controlling interest in this joint venture and accounts for its investment under the equity method of accounting.

         During July 2005, the company transferred a development property located in Reynosa, Mexico, to a newly formed joint venture in which the Company has a 50% non-controlling interest, for a price of approximately $6.9 million. The Company now accounts for this investment under the equity method of accounting.

         Additionally, during July 2005, the Company acquired an interest in an office property located in Houston, TX, comprising approximately 0.6 million square feet of GLA through a newly formed joint venture in which the Company has an 85% non-controlling interest. The Company's investment in the joint venture was approximately $12.2 million. The joint venture purchased the property for approximately $91.1 million subject to $76.5 million of non-recourse mortgage debt which bears interest at a fixed-rate of 5.15% per annum and matures during August 2015. The Company accounts for this investment under the equity method of accounting.

         Additionally, during the nine months ended September 30, 2005, the Company acquired, in separate transactions, six operating properties comprising approximately 1.1 million square feet of GLA, through newly formed joint ventures in which the company has non-controlling interests ranging from 5% to 50%. The aggregate purchase price for these properties was approximately $159.1 million, including mortgage debt of approximately $68.3 million of non-recourse mortgage debt encumbering two of the properties. The Company accounts for its investment in these joint ventures under the equity method of accounting.

         During September 2005, the Company transferred 45 operating properties, comprising approximately 0.3 million square feet of GLA, located in Virginia and Maryland to a newly formed unconsolidated joint venture in which the Company has a 15% non-controlling interest. The transfer price was approximately $85.3 million including the assignment of approximately $65.0 million of cross-collateralized non-recourse mortgage debt encumbering all of the properties.

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

         The Company's maximum exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments. As of September 30, 2005, the Company's carrying value in these investments approximated $666.1 million.

6. Other Real Estate Investments

Kimsouth -

         During November 2002, the Company through its taxable REIT subsidiary, together with Prometheus Southeast Retail Trust, completed the merger and privatization of Konover Property Trust, which has been renamed Kimsouth Realty, Inc., ("Kimsouth"). The Company acquired 44.5% of the common stock of Kimsouth, which consisted primarily of 38 retail shopping center properties comprising approximately 4.6 million square feet of GLA. Total acquisition value was approximately $280.9 million including approximately $216.2 million in mortgage debt. The Company's investment strategy with respect to Kimsouth includes re-tenanting, repositioning and disposition of the properties. The Company accounts for its investment in Kimsouth under the equity method of accounting.

         During the nine months ended September 30, 2005, Kimsouth sold seven properties, in separate transactions, for an aggregate sales price of approximately $78.8 million including the assignment of approximately $23.7 million of non-recourse mortgage debt encumbering two of the properties. For the nine months ended September 30, 2005 and 2004, the Company recognized equity in income of Kimsouth of approximately $6.6 million and $7.9 million, respectively.

         As of September 30, 2005, Kimsouth consisted of five properties, including the remaining office component of an operating property sold in 2004, aggregating approximately 1.1 million square feet of GLA located in four states.

Preferred Equity Capital -

         During 2002, the Company established a Preferred Equity program, which provides capital to developers and owners of real estate. During the nine months ended September 30, 2005, the Company provided an aggregate of approximately $43.8 million in investment capital to developers and owners of 15 real estate properties. As of September 30, 2005, the Company's net investment under the Preferred Equity program was approximately $193.8 million. During the nine months ended September 30, 2005, the Company earned approximately $22.5 million from these investments, including $7.5 million in profit participation earned from three capital transactions. During the nine months ended September 30, 2004, the Company earned approximately $5.5 million from its preferred equity investments.

Other -

         During the nine months ended September 30, 2005, the Company recognized approximately $3.8 million primarily from land sales relating to the land resource management operations of Blue Ridge / Big Boulder Real Estate, a consolidated entity in which the Company holds an approximate 54% ownership interest.

7. Mortgages and Other Financing Receivables

         During May 2002, the Company provided a $15 million three-year term loan and a $7.5 million revolving credit facility to Frank's at an interest rate of 10.25% per annum collateralized by 40 real estate interests. Interest is payable quarterly in arrears. During 2003, the revolving credit facility was amended to increase the total borrowing capacity to $17.5 million. During January 2004, the revolving loan was further amended to provide up to $33.75 million of borrowings from the Company. During September 2004, Frank's filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company committed to provide an additional $27.0 million of Debtor-in-Possession financing with a term of one year at an interest rate of Prime plus 1.00% per annum. During July 2005, Frank's emerged from bankruptcy as FNC and repaid all outstanding amounts owed to the Company under the revolving credit facility and the Debtor-in-Possession agreement (See Note 2 of the Notes to Condensed Consolidated Financial Statements).

         During April 2005, the Company provided a construction loan commitment of up to 52.5 million Mexican Pesos ("MXP") (approximately USD $4.5 million) to a developer for the construction of a new retail center in Acapulco, Mexico. The loan bears interest at a fixed rate of 11.75% and provides for an additional 20% participation of property cash flow, as defined. This facility is initially interest only and then converts to an amortizing loan at the earlier of 120 days after construction completion or upon opening of the anchor tenant. This facility is collateralized by the related property and matures in May 2015. As of September 30, 2005, there was approximately MXP 43.7 million (USD $4.1 million) outstanding on this loan.

         Additionally, during April 2005, a newly formed joint venture, in which the Company has a 50% non-controlling interest, provided a retailer with a three-year $28.0 million revolving line of credit at a floating interest rate of Prime plus 5.5% per annum. The facility also provides for a 3.0% unused line fee and a 2.50% origination fee. The facility is collateralized by certain real estate interests of the borrower. As of September 30, 2005, the outstanding balance on this facility was $10.0 million of which the Company's share was $5.0 million.

         During May 2005, a newly formed joint venture, in which the Company has a 44.38% non-controlling interest, provided Debtor-in-Possession financing to a healthcare facility that recently filed for bankruptcy and is closing its operations. The term of this loan is two years and bears interest at prime plus 2.5%. The loan is collateralized by a hospital building, a six-story commercial building, a 12-story 133 unit apartment complex and various other building structures. The Company's share of the outstanding balance of this loan at September 30, 2005 is $2.4 million.

         Additionally, during May 2005, the Company acquired four mortgage loans collateralized by individual properties with an aggregate face value of approximately $16.6 million for approximately $14.3 million. These performing loans, which provide for monthly payments of principal and interest, bear interest at a fixed-rate of 7.57% and mature on June 1, 2019. As of September 30, 2005, there was an aggregate of approximately $14.2 million outstanding on these loans.

         During September 2005, a newly formed joint venture, in which the Company has an 80% interest, acquired a $43.6 million mortgage receivable for a purchase price of approximately $34.2 million. The loan bears interest at a rate of three-month LIBOR plus 2.75% per annum and matures on January 12, 2010. The loan is collateralized by a 626 room hotel located in Lake Buena Vista, FL. The Company has determined that this entity is a VIE and has further determined that the Company is the primary beneficiary of this VIE and has therefore consolidated it for financial reporting purposes.

8. Notes Payable

         During February 2005, the Company issued $100.0 million of fixed rate unsecured senior notes under its medium-term notes ("MTN") program. This fixed rate MTN matures in February 2015 and bears interest at 4.904% per annum. The proceeds from this MTN issuance were primarily used for the repayment of all $20.0 million of the Company's fixed rate notes that matured in April 2005, which bore interest at 7.91%, all $10.25 million of the Company's fixed rate notes that matured in May 2005, which bore interest at 7.30%, and partial repayment of the Company's $100.0 million fixed rate notes which matured in June 2005, and bore interest at 6.73%.

         During June 2005, the Company issued $200.0 million of fixed rate unsecured senior notes under its MTN program. This fixed rate MTN matures in June 2014 and bears interest at 4.82% per annum. The proceeds from this issuance were primarily used to repay a portion of the outstanding balance under the Company's U.S. revolving credit facility and for general corporate purposes.

         During April 2005, Kimco North Trust III, a wholly-owned entity of the Company, completed the issuance of $150.0 million Canadian denominated senior unsecured notes. The notes bear interest at 4.45% and mature on April 21, 2010. The Company has provided a full and unconditional guarantee of the notes. The proceeds were used by Kimco North Trust III, to pay down outstanding indebtedness under existing credit facilities, to fund long-term investments in Canadian real estate and for general corporate purposes. The senior unsecured notes are governed by an indenture by and among Kimco North Trust III, the Company, as guarantor, and BNY Trust Company of Canada, as trustee dated April 21, 2005.

         During May 2005, the Company entered into a three-year MXP 500.0 million unsecured revolving credit facility. This facility bears interest at the TIIE Rate, as defined, plus 1.0% and is scheduled to expire in May 2008. Proceeds from this facility will be used to fund peso denominated investments. As of September 30, 2005, there was approximately MXP 330.0 million (approximately USD $30.7 million) outstanding under this facility.

         During July 2005, the Company established a new $850.0 million unsecured revolving credit facility (the "Credit Facility"), which is scheduled to expire in July 2008. This Credit Facility replaces the Company's $500.0 million unsecured credit facility, which was scheduled to expire in June 2006. Under the Credit Facility funds may be borrowed for general corporate purposes, including the funding of (i) property acquisitions, (ii) development and redevelopment costs and (iii) any short-term working capital requirements. Interest on borrowings under the Credit Facility accrue at a spread (currently 0.45%) to LIBOR and fluctuates in accordance with changes in the Company's senior debt ratings. As part of this Credit Facility, the Company has a competitive bid option whereby the Company may auction up to $425.0 million of its requested borrowings to the bank group. This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread to LIBOR of 0.45%. A facility fee of 0.125% per annum is payable quarterly in arrears. In addition, the Company has a $200.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is (i) subject to maintaining certain maximum leverage ratios on both unsecured senior corporate debt and minimum unencumbered asset and equity levels, and (ii) restricted from paying dividends in amounts that exceed 95% of funds from operations, as defined. As of September 30, 2005, there was $80.0 million outstanding under this credit facility.

9. Supplemental Schedule of Non-Cash Investing/Financing Activities

         The following schedule summarizes the non-cash investing and financing activities of the Company for the nine months ended September 30, 2005 and 2004 (in thousands):

                                                                      2005          2004
                                                                  --------      --------
Acquisition of real estate interests by assumption of
  mortgage debt                                                   $ 18,804      $102,950

Disposition/transfer of real estate interests by
  assignment of mortgage debt                                     $124,683      $308,301

Acquisition of real estate interests by issuance of
  downREIT units                                                  $   --        $ 24,114

Disposition/transfer of a real estate interest by
  assignment of downREIT units                                    $  4,236      $ 24,114

Acquisition of real estate interests through proceeds
  held in escrow                                                  $   --        $ 64,292

Proceeds held in escrow from the sale of real estate
  interests                                                       $ 23,144      $  5,386

Notes received upon disposition of real estate
  interests                                                       $   --        $  6,277

Declaration of dividends paid in succeeding period                $ 77,903      $ 66,774

Consolidation of FNC:
  Increase in real estate and other assets                        $ 57,812      $   --
  Increase in mortgages payable and other liabilities             $ 57,812      $   --


10. Pro Forma Financial Information

         As discussed in Note 2, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the nine months ended September 30, 2005. The pro forma financial information set forth below is based upon the Company's historical Condensed Consolidated Statements of Income for the nine months ended September 30, 2005 and 2004, adjusted to give effect to these transactions as of January 1, 2004.

         The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred as of January 1, 2004, nor does it purport to represent the results of future operations. (Amounts presented in millions, except per share figures).

                                                         Nine Months Ended
                                                           September 30,
                                                       ----------------------
                                                         2005          2004
                                                       --------      --------
Revenues from rental property                          $  383.1      $  386.9
Net income                                             $  231.7      $  223.9
Net income per common share:
    Basic                                              $   0.99      $   0.97
                                                       ========      ========
    Diluted                                            $   0.98      $   0.95
                                                       ========      ========

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

Stock Split

         As of August 23, 2005, the Company effected a two-for-one split (the "Stock Split") of the Company's common stock in the form of a stock dividend paid to stockholders of record on August 8, 2005. All common share and per common share data included in this quarterly report on Form 10-Q and the accompanying Condensed Consolidated Financial Statements and Notes thereto have been adjusted to reflect this Stock Split.

Executive Summary

         Kimco Realty Corporation is one of the nation's largest publicly-traded owners and operators of neighborhood and community shopping centers. As of October 19, 2005, the Company had interests in 944 properties, totaling approximately 127.0 million square feet of leasable space located in 43 states, Canada and Mexico.

         The Company is self-administered and self-managed through present management, which has owned and managed neighborhood and community shopping centers for over 45 years. The executive officers are engaged in the day-to-day management and operation of real estate exclusively with the Company, with nearly all operating functions, including leasing, asset management, maintenance, construction, legal, finance and accounting administered by the Company.

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

         The Company's strategy is to maintain a strong balance sheet while investing opportunistically and selectively. The Company intends to continue to execute its plan of delivering solid growth in earnings and dividends. As a result of the improved 2005 performance, the Board of Directors increased the quarterly dividend per common share to $0.33 from $0.305, effective for the fourth quarter of 2005.

Results of Operations

         Revenues from rental property increased $10.1 million or 8.4% to $130.4 million for the three months ended September 30, 2005, as compared with $120.3 million for the corresponding quarter ended September 30, 2004. Revenues from rental property increased $1.8 million or 0.5% to $388.2 million for the nine months ended September 30, 2005, as compared with $386.4 million for the corresponding nine month period ended September 30, 2004. These net increases resulted primarily from the combined effect of (i) the acquisition of operating properties during 2004 and the nine months ended September 30, 2005, providing incremental revenues for the three and nine months ended September 30, 2005 of $8.8 million and $25.2 million, respectively, (ii) an overall increase in shopping center portfolio occupancy to 94.2% at September 30, 2005, as compared to 92.9% at September 30, 2004 and the completion of certain development and redevelopment projects and tenant buyouts providing incremental revenues of approximately $7.9 million and $16.0 million for the three and nine months ended September 30, 2005 as compared to the corresponding periods last year, offset by
(iii) a decrease in revenues of approximately $6.6 million and $39.4 million for the three and nine months ended September 30, 2005, respectively, as compared to the corresponding period last year, resulting from the transfer of operating properties to various unconsolidated joint venture entities and the sale of certain properties during 2004 and the nine months ended September 30, 2005.

         Rental property expenses, including depreciation and amortization, increased approximately $5.8 million or 10.7% to $60.0 million for the three months ended September 30, 2005, as compared with $54.2 million for the corresponding quarter ended September 30, 2004. Similarly, for the nine months ended September 30, 2005, rental property expenses, including depreciation and amortization, increased $8.5 million or 4.9% to $182.2 million as compared with $173.7 million for the corresponding period in the preceding year. These increases are primarily due to operating property acquisitions during 2005 and 2004 which were partially offset by operating property dispositions including those transferred to various joint venture entities.

         Management and other fee income increased approximately $0.9 million and $3.2 million, respectively, for the three and nine months ended September 30, 2005, as compared to the corresponding periods in 2004. These increases are primarily due to incremental fees earned from the growth in the Company's joint venture programs.

         General and administrative expenses increased approximately $3.1 million and $7.2 million, respectively, for the three and nine months ended September 30, 2005, as compared to the corresponding periods in 2004. These increases are primarily due to (i) the non-cash expensing of the value attributable to stock options granted and (ii) personnel-related costs and systems costs related to the growth of the Company's assets under management.

         Interest, dividends and other investment income increased approximately $0.5 million and $4.4 million for the three and nine month periods ended September 30, 2005, respectively, as compared to the corresponding periods in 2004. These increases are primarily due to greater realized gains on the sale of certain marketable securities for the three and nine months ended September 30, 2005.

         Other income, net decreased $6.6 million for the three months ended September 30, 2005, as compared to the corresponding period in 2004. This decrease is primarily attributable to the recognition of approximately $6.4 million of income relating to the receipt of Sears Holdings Corp. common stock as partial settlement of Kmart pre-petition claims during the three months ended September 30, 2004.

         Interest expense increased approximately $8.2 million and $11.9 million, respectively, for the three and nine months ended September 30, 2005, as compared to the corresponding periods in 2004. These increases are primarily due to higher average outstanding borrowings during the respective periods.

         Income from other real estate investments increased $8.3 million to $13.4 million for the three months ended September 30, 2005, as compared to $5.1 million for the corresponding period in 2004. Similarly, income from other real estate investments increased $21.6 million to $42.0 million for the nine months ended September 30, 2005, as compared to $20.4 million for the corresponding period in 2004. These increases are primarily due to increased investment in the Company's Preferred Equity program which contributed $8.8 million and $22.5 million for the three and nine months ended September 30, 2005, including an aggregate of approximately $7.5 million profit participations earned from three capital transactions during 2005, as compared to $2.3 million and $5.5 million, respectively, for the corresponding periods in 2004.

         Equity in income of real estate joint ventures, net increased $4.2 million to $18.1 million for the three months ended September 30, 2005, as compared to $13.9 million for the corresponding period in 2004. Similarly, equity in income of real estate joint ventures, net increased $17.3 million to $57.1 million for the nine months ended September 30, 2005, as compared with $39.8 million for the corresponding period in 2004. These increases are primarily attributable to (i) the increased equity in income from the Kimco Income REIT joint venture investment ("KIR") resulting from the sale of an operating property during the first quarter 2005 which provided a gain of $17.8 million, of which the pro-rata share to the Company was $7.7 million, (ii) increased equity in income from a joint venture investment resulting from the sale of a development property during September 2005 which provided a gain of approximately $5.7 million of which the pro-rata share to the Company was approximately $2.7, and (iii) the Company's growth of its various other real estate joint ventures. The Company has made additional capital investments in these and other joint ventures for the acquisition of additional shopping center properties throughout 2004 and the nine months ended September 30, 2005.

         During the nine months ended September 30, 2005, KDI, the Company's wholly-owned development taxable REIT subsidiary, sold five of its recently completed projects and 28 out-parcels, in separate transactions, for approximately $201.9 million. These sales resulted in gains of approximately $18.8 million, net of income taxes of $9.6 million.

         During the nine months ended September 30, 2004, KDI, sold in separate transactions, 21 out-parcels, its partnership interest in one project and four recently completed projects for approximately $130.8 million. These sales provided gains of approximately $7.4 million, net of income taxes of approximately $4.9 million.

         During the nine months ended September 30, 2005, the Company (i) disposed of, in separate transactions, 13 operating properties for an aggregate sales price of approximately $60.1 million, (ii) transferred three operating properties to KROP for an aggregate price of approximately $49.0 million, and
(iii) transferred 52 operating properties to various joint ventures in which the Company has non-controlling interests ranging from 15% to 50% for an aggregate price of approximately $232.1 million. For the nine months ended September 30, 2005, these transactions resulted in an aggregate net gain of approximately $14.6 million.

         During March 2004, the Company reclassified as held-for-sale two shopping center properties comprising approximately 0.3 million square feet of GLA. The book value of these properties, aggregating approximately $8.7 million, net of accumulated depreciation of approximately $4.2 million, exceeded their estimated fair value. The Company's determination of the fair value of these properties, aggregating approximately $4.5 million, was based upon contracts of sale with third parties less estimated selling costs. As a result, the Company recorded a loss resulting from an adjustment of property carrying values of $4.2 million. During March 2004, the Company completed the sale of one of these properties, comprising approximately 0.1 million square feet of GLA, for a sales price of approximately $1.1 million. During June 2004, the Company completed the sale of the other property, comprising approximately 0.2 million square feet of GLA, for a sales price of approximately $3.9 million. In accordance with SFAS No. 144, Accounting for Impairment of Disposal of Long Lived Assets ("SFAS No. 144"), the loss along with the related property operations for the current and comparative years, have been included in the caption Discontinued operations on the Company's Condensed Consolidated Statement of Income.

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

         Net income for the three and nine months ended September 30, 2005 was $85.3 million and $256.0 million, respectively. Net income for the three and nine months ended September 30, 2004 was $78.5 million and $221.3 million, respectively. On a diluted per share basis, net income increased $0.03 to $0.36 for the three month period ended September 30, 2005, as compared to $0.33 for the corresponding quarter in the previous year. On a diluted per share basis, net income improved $0.13 to $1.07 for the nine month period ended September 30, 2005, as compared to $0.94 for the corresponding period in 2004. These increases are attributable to (i) increased income from other real estate investments, primarily from the Company's Preferred Equity program, (ii) an increase in equity in income of real estate joint ventures achieved from additional capital investments in the Company's joint venture programs for the acquisition of additional shopping center properties throughout 2004 and the nine months ended September 30. 2005, and gains on sales of joint venture operating properties and
(iii) increased gains on sale/transfer of development and operating properties for the three and nine months ended September 30, 2005, as compared to the same periods last year.

Tenant Concentration

         The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base. At September 30, 2005, the Company's five largest tenants were The Home Depot, TJX Companies, Sears Holdings, Kohl's, and Wal-Mart, which represented approximately 3.6%, 3.3%, 2.8%, 2.6% and 1.9%, respectively, of the Company's annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

         The Company's cash flow activities are summarized as follows (in millions):

                                                                         Nine Months Ended
                                                                           September 30,
                                                                     ------------------------
                                                                       2005            2004
                                                                     --------        --------
Net cash flow provided by operating activities                       $  320.3        $  294.1
Net cash flow (used for) provided by investing activities            $ (392.7)       $   73.5
Net cash flow provided by (used for) financing activities            $  104.0        $ (281.9)

Operating Activities

         The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short term and long term. In addition, the Company anticipates that cash on hand, borrowings under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Net cash flow provided by operating activities for the nine months ended September 30, 2005 was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2004 and the nine months ended September 30, 2005, (iii) new leasing, expansion and re-tenanting of core portfolio properties, and (iv) growth in the Company's joint venture and Preferred Equity programs.

Investing Activities

Acquisitions and Redevelopments -

         During the nine month period ended September 30, 2005, the Company expended approximately $240.7 million towards acquisition of and improvements to operating real estate. (See Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.)

         The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace. During the nine months ended September 30, 2005, the Company expended approximately $38.2 million in connection with these major redevelopments and re-tenanting projects. The Company anticipates its capital commitment toward these and other redevelopment projects will be approximately $52.1 million for the remainder of 2005. The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company's revolving lines of credit.

Investments and Advances to Real Estate Joint Ventures -

         During the nine month period ended September 30, 2005, the Company expended approximately $173.4 million for investments and advances to real estate joint ventures and received approximately $108.4 million from reimbursements of advances to real estate joint ventures. (See Note 5 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.)

Ground-up Development -

         KDI is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion. As of September 30, 2005, KDI had in progress 23 ground-up development projects located in eight states. These projects had significant pre-leasing activity prior to the commencement of construction. During the nine months ended September 30, 2005, KDI expended approximately $271.1 million in connection with the purchase of land and construction costs related to these projects and those sold during 2005. These projects are currently proceeding on schedule and substantially in line with the Company's budgeted costs. The Company anticipates its capital commitment toward these and other development projects will be approximately $100.0 million to $125.0 million for the remainder of 2005. The proceeds from the sales of the completed ground-up development projects during 2005 and proceeds from construction loans are expected to be sufficient to fund these anticipated capital requirements.


Dispositions and Transfers -

         During the nine month period ended September 30, 2005, the Company received net proceeds of approximately $253.4 million relating to the sale of various operating properties and ground-up development projects and approximately $128.5 million from the transfer of operating properties to various joint ventures. (See Notes 2, 4 and 5 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.)

Financing Activities

         It is management's intention that the Company continually have access to the capital resources necessary to expand and develop its business. As such, the Company intends to operate with and maintain a conservative capital structure with a level of debt to total market capitalization of 50% or less. As of September 30, 2005, the Company's level of debt to total market capitalization was 24%. In addition, the Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings. The Company may, from time to time, seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage financings and other debt and equity alternatives in a manner consistent with its intention to operate with a conservative debt structure.

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

         During July 2005, the Company established a new $850.0 million unsecured credit facility, (the "Credit Facility") which is scheduled to expire in July 2008. This Credit Facility replaces the Company's $500.0 million unsecured credit facility, which was scheduled to expire in June 2006. Under the Credit Facility funds may be borrowed for general corporate purposes, including the funding of (i) property acquisitions, (ii) development and redevelopment costs and (iii) any short-term working capital requirements. Interest on borrowings under the Credit Facility accrue at a spread (currently 0.45%) to LIBOR and fluctuates in accordance with changes in the Company's senior debt ratings. As part of this Credit Facility, the Company has a competitive bid option whereby the Company may auction up to $425.0 million of its requested borrowings to the bank group. This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread to LIBOR of 0.45%. A facility fee of 0.125% per annum is payable quarterly in arrears. In addition, the Company has a $200.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is (i) subject to maintaining certain maximum leverage ratios on both unsecured senior corporate debt and minimum unencumbered asset and equity levels, and (ii) restricted from paying dividends in amounts that exceed 95% of funds from operations, as defined. As of September 30, 2005, there was $80.0 million outstanding under this credit facility.

         During September 2004, the Company entered into a three-year Canadian denominated ("CAD") $150.0 million unsecured revolving credit facility with a group of banks. This facility bears interest at the CDOR Rate, as defined, plus 0.50% and was scheduled to expire in September 2007. During March 2005, this facility was increased to CAD $250.0 million and the scheduled maturity date was extended to March 2008. Proceeds from this facility will be used for general corporate purposes including the funding of Canadian denominated investments. As of September 30, 2005, there was CAD $116.0 million (approximately USD $99.8 million) outstanding under this facility.

         During May 2005, the Company entered into a three-year Mexican Peso denominated ("MXP") 500.0 million unsecured revolving credit facility. This facility bears interest at the TIIE Rate, as defined, plus 1.00% and is scheduled to expire in May 2008. Proceeds from this facility will be used to fund peso denominated investments. As of September 30, 2005, there was MXP 330.0 million (approximately USD $30.7 million) outstanding under this facility.

         During July 2005, the Company filed a shelf registration statement on Form S-3 for up to $1.0 billion of debt securities, preferred stock, depositary shares, common stock and common stock warrants. As of September 30, 2005, the Company had $1.0 billion available for issuance under this shelf registration statement.

         The Company also has a medium-term notes ("MTN") program pursuant to which it may, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company's debt maturities. As of September 30, 2005, the Company had $100.0 million available for issuance under this MTN program.

         In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties. As of September 30, 2005, the Company had approximately 380 unencumbered property interests in its portfolio.

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

New Accounting Pronouncements

         In December 2004, the FASB issued SFAS No. 123, (revised 2004) Share-Based Payment ("SFAS No. 123(R)"), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. SFAS No. 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is effective for fiscal years beginning after December 15, 2005. The impact of adopting SFAS No. 123 (R) is not expected to have a material impact on the Company's financial position or results of operations.

         In December 2004, the FASB issued Statement No. 153, Exchange of Non-monetary Assets - an amendment of APB Opinion No 29 ("SFAS No. 153"). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion No. 29 to eliminate the exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The impact of adopting SFAS No. 153 did not have a material impact on the Company's financial position or results of operations.

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

         In September 2005, the Emerging Issues Task Force ("EITF") Issue 04-5, Investor's Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights, ("EITF 04-5"). At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles. The assessment of limited partners' rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership of limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. This issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. The impact of adopting EITF 04-5 is not expected to have a material impact on the Company's financial position or results of operations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

         The following table presents the Company's aggregate fixed rate and variable rate debt obligations outstanding as of September 30, 2005, with corresponding weighted-average interest rates sorted by maturity date ($ in millions):

                                                                                                               Fair
                      2005        2006         2007         2008         2009         2010+        Total       Value
                   ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Secured  Debt
-------------
Fixed Rate              --      $     9.7         --      $    60.1    $    22.0    $   160.8    $   252.6    $   268.5
   Average
   Interest Rate        --           9.08%        --           7.14%        7.84%        7.46%        7.48%

Variable Rate      $     0.1    $   108.1    $   116.8    $    43.1         --           --      $   268.1    $   268.1
   Average
   Interest Rate        5.61%        5.91%        5.90%        5.96%        --           --           5.91%

Unsecured Debt
--------------
Fixed Rate         $    70.0    $    85.0    $   195.0    $   100.0    $   180.0    $   896.0    $ 1,526.0    $ 1,568.4
   Average
   Interest Rate        7.44%        7.30%        7.14%        3.95%        6.98%        5.09%        5.73%

Variable Rate           --      $   100.0         --      $   210.5         --           --      $   310.5    $   310.5
   Average
   Interest Rate        --           3.41%        --           4.58%        --           --           4.20%

         The Company has investment in various unconsolidated real estate joint ventures with varying structures. These joint ventures primarily operate shopping center properties or are established for development projects. The properties owned by the joint ventures are primarily financed with individual non-recourse mortgage loans. Non-recourse mortgage debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the constituent members of the borrower, except for certain specified exceptions listed in the particular loan documents. As of September 30, 2005, these real estate joint ventures had individual non-recourse mortgage loans aggregating approximately $4.4 billion. The Company's maximum exposure to losses associated with its real estate joint venture investments is primarily limited to its net invested capital, which at September 30, 2005, was approximately $666.1 million.

         As of September 30, 2005, the Company has Canadian investments totaling CAD $309.4 million (approximately USD $266.2 million) comprised of investments in real estate joint ventures and marketable securities. In addition, the Company has Mexican real estate and mortgage financing investments of approximately MXN 1.03 billion (approximately USD $95.8 million). The foreign currency exchange risk on these investments has been mitigated through the use of local currency denominated debt, foreign currency forward contracts (the "Forward Contracts") and a cross currency swap (the "CC Swap") with major financial institutions. As of September 30, 2005, the total amount of investments hedged by these instruments is approximately CAD $271.2 million and approximately MXN 412.4 million. The Company is exposed to credit risk in the event of non-performance by the counter-party to the Forward Contracts and the CC Swap. The Company believes it mitigates its credit risk by entering into the Forward Contracts and the CC Swap with major institutions.

         The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of September 30, 2005, the Company had no other material exposure to market risks.

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

         10.16 Employment Agreement between Kimco Realty Corporation and Jerald Friedman, dated September 21, 2005.

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




                                                    KIMCO REALTY CORPORATION




November 3, 2005                                    /s/  Milton Cooper
----------------------------                        ---------------------------
(Date)                                              Milton Cooper
                                                    Chief Executive Officer





November 3, 2005                                    /s/  Michael V. Pappagallo
----------------------------                        ---------------------------
(Date)                                              Michael V. Pappagallo
                                                    Chief Financial Officer