Form 10-K
period 2005-12-31
KIMCO REALTY CORP
filed 2006-03-07
CIK 879101

Click Here to Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________ to ____________

Commission file number  1-10899

Kimco Realty Corporation

(Exact name of registrant as specified in its charter)

Maryland	13-2744380

(State of incorporation)	(I.R.S. Employer Identification No.)

3333 New Hyde Park Road, New Hyde Park, NY	11042-0020

(Address of principal executive offices)	Zip Code

Registrant’s telephone number, including area code (516) 869-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share.	New York Stock Exchange

Depositary Shares, each representing one-tenth of a share of 6.65% Class F Cumulative Redeemable Preferred Stock, par value $1.00 per share.	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

          Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes       No

          Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.  Yes       No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Act.) Yes       No

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).  Yes       No

          The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $6.9 billion based upon the closing price on the New York Stock Exchange for such stock on January 31, 2006.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

228,216,802 shares as of January 31, 2006.

Click Here to Contents

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Registrant’s definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on May 18, 2006.

Index to Exhibits begins on page 57.

Click Here to Cover

Back to Contents

PART I

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, together with other statements and information publicly disseminated by Kimco Realty Corporation (the “Company” or “Kimco”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity or debt financing on favorable terms, (iv) changes in governmental laws and regulations, (v) the level and volatility of interest rates and foreign currency exchange rates, (vi) the availability of suitable acquisition opportunities and (vii) increases in operating costs.  Accordingly, there is no assurance that the Company’s expectations will be realized.

SHARE SPLIT

As of August 23, 2005, the Company effected a two-for-one split (the “Stock Split”) of the Company’s common stock in the form of a stock dividend paid to stockholders of record on August 8, 2005.  All common share and per common share data included in this annual report on Form 10-K and the accompanying Consolidated Financial Statements and Notes thereto have been adjusted to reflect this Stock Split.

Item 1.     Business

General  Kimco Realty Corporation, a Maryland corporation, is one of the nation’s largest owners and operators of neighborhood and community shopping centers.  The Company is a self-administered real estate investment trust (“REIT”) and manages its properties through present management, which has owned and operated neighborhood and community shopping centers for over 45 years.  The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties.  As of February 6, 2006, the Company had interests in 1,046 properties, totaling approximately 135.5 million square feet of gross leasable area (“GLA”) located in 44 states, Canada and Mexico.  In addition, the Company manages 11 properties totaling 1.7 million square feet of GLA on behalf of third party owners.  The Company’s ownership interests in real estate consist of its consolidated portfolio and in portfolios where the Company owns an economic interest, such as: Kimco Income REIT (“KIR”), the RioCan Venture (“RioCan Venture”), Kimco Retail Opportunity Portfolio (“KROP”) and other properties or portfolios where the Company also retains management (See Recent Developments – Operating Real Estate Joint Venture Investments and Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).  The Company believes its portfolio of neighborhood and community shopping center properties is the largest (measured by GLA) currently held by any publicly-traded REIT.

The Company’s executive offices are located at 3333 New Hyde Park Road, New Hyde Park, New York 11042-0020 and its telephone number is (516) 869-9000.  Unless the context indicates otherwise, the term the “Company” as used herein is intended to include subsidiaries of the Company.

The Company’s web site is located at http://www.Kimcorealty.com.  On the Company’s web site you can obtain, free of charge, a copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

Back to Contents

History  The Company began operations through its predecessor, The Kimco Corporation, which was organized in 1966 upon the contribution of several shopping center properties owned by its principal stockholders.  In 1973, these principals formed the Company as a Delaware corporation, and in 1985, the operations of The Kimco Corporation were merged into the Company.  The Company completed its initial public stock offering (the “IPO”) in November 1991, and commencing with its taxable year which began January 1, 1992, elected to qualify as a REIT in accordance with Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  In 1994, the Company reorganized as a Maryland corporation.

The Company’s growth through its first 15 years resulted primarily from the ground-up development and construction of its shopping centers.  By 1981, the Company had assembled a portfolio of 77 properties that provided an established source of income and positioned the Company for an expansion of its asset base.  At that time, the Company revised its growth strategy to focus on the acquisition of existing shopping centers and creating value through the redevelopment and re-tenanting of those properties.  As a result of this strategy, substantially all of the operating shopping centers added to the Company’s portfolio since 1981 have been through the acquisition of existing shopping centers.

During 1998, the Company, through a merger transaction, completed the acquisition of The Price REIT, Inc., a Maryland corporation, (the “Price REIT”).  Prior to the merger, Price REIT was a self-administered and self-managed equity REIT that was primarily focused on the acquisition, development, management and redevelopment of large retail community shopping center properties concentrated in the western part of the United States.  In connection with the merger, the Company acquired interests in 43 properties, located in 17 states.  With the completion of the Price REIT merger, the Company expanded its presence in certain western states including California, Arizona and Washington.  In addition, Price REIT had strong ground-up development capabilities.  These development capabilities, coupled with the Company’s own construction management expertise, provide the Company, on a selective basis, the ability to pursue ground-up development opportunities.

Also during 1998, the Company formed KIR, an entity in which the Company held a 99.99% limited partnership interest.  KIR was established for the purpose of investing in high-quality properties financed primarily with individual non-recourse mortgages.  The Company believed that these properties were appropriate for financing with greater leverage than the Company traditionally used.  At the time of formation, the Company contributed 19 properties to KIR, each encumbered by an individual non-recourse mortgage.  During 1999, KIR sold a significant interest in the partnership to institutional investors.  As of December 31, 2005, the Company holds a 43.3% non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting.  (See Recent Developments – Operating Real Estate Joint Venture Investments and Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

The Company has expanded its management business through the establishment of other various institutional joint venture programs in which the Company has non-controlling interests ranging from generally 5% to 30%.  The Company earns management fees, acquisition fees, disposition fees and promoted interests based on value creation. (See Recent Developments – Operating Real Estate Joint Venture Investments and Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

In connection with the Tax Relief Extension Act of 1999 (the “RMA”) which became effective January 1, 2001, the Company is now permitted to participate in activities which it was precluded from previously in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations.  As such, the Company, through its taxable REIT subsidiaries, is engaged in various retail real estate related opportunities, including (i) merchant building through its wholly-owned taxable REIT subsidiary, Kimco Developers, Inc. (“KDI”), which is primarily engaged in the ground-up development of neighborhood and community shopping centers and subsequent sale thereof upon completion (see Recent Developments – Ground-Up Developments), (ii) retail real estate advisory and disposition services, which primarily focus on leasing and disposition strategies for real estate property interests of both healthy and distressed retailers and (iii) acting as an agent or principal in connection with tax deferred exchange transactions.  The Company will consider other investments through taxable REIT subsidiaries should suitable opportunities arise.

The Company has continued its geographic expansion with investments in Canada and Mexico. During October 2001, the Company formed the RioCan Venture with RioCan Real Estate Investment Trust (“RioCan”, Canada’s largest publicly traded REIT measured by GLA) in

Back to Contents

which the Company has a 50% non-controlling interest, to acquire retail properties and development projects in Canada.  The Company accounts for this investment under the equity method of accounting.  The Company has expanded its presence in Canada with the establishment of other joint venture arrangements.  During 2002, the Company, along with various strategic co-investment partners, began acquiring operating and development properties located in Mexico (see Recent Developments – Operating Real Estate Joint Venture Investments and Notes 3 and 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).

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

Investment and Operating Strategy  The Company’s investment objective has been to increase cash flow, current income and, consequently, the value of its existing portfolio of properties, and to seek continued growth through (i) the strategic re-tenanting, renovation and expansion of its existing centers and (ii) the selective acquisition of established income-producing real estate properties and properties requiring significant re-tenanting and redevelopment, primarily in neighborhood and community shopping centers in geographic regions in which the Company presently operates.  The Company will consider investments in other real estate sectors and in geographic markets where it does not presently operate should suitable opportunities arise.

The Company’s neighborhood and community shopping center properties are designed to attract local area customers and typically are anchored by a discount department store, a supermarket or a drugstore tenant offering day-to-day necessities rather than high-priced luxury items.  The Company may either purchase or lease income-producing properties in the future, and may also participate with other entities in property ownership through partnerships, joint ventures or similar types of co-ownership.  Equity investments may be subject to existing mortgage financing and/or other indebtedness.  Financing or other indebtedness may be incurred simultaneously or subsequently in connection with such investments.  Any such financing or indebtedness will have priority over the Company’s equity interest in such property. The Company may make loans to joint ventures in which it may or may not participate.

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

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base.  At December 31, 2005, the Company’s single largest neighborhood and community shopping center accounted for only 1.2% of the Company’s annualized base rental revenues and only 0.8% of the Company’s total shopping center GLA.  At December 31, 2005, the Company’s five largest tenants were The Home Depot, TJX Companies, Sears Holdings, Kohl’s, and Royal Ahold, which represent approximately 3.6%, 3.2%, 2.7%, 2.5% and 2.0%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

In connection with the RMA, which became effective January 1, 2001, the Company has expanded its investment and operating strategy to include new real estate related opportunities which the Company was precluded from previously in order to maintain its qualification as a REIT.  As such, the Company, has established a merchant building business through its KDI subsidiary.  KDI makes selective acquisitions of land parcels for the ground-up development of neighborhood and community shopping centers and subsequent sale thereof upon completion.  Additionally, the Company has developed a business which specializes in providing capital, real estate advisory services and disposition services of real estate controlled by both healthy and distressed and/or bankrupt retailers.  These services may include assistance with inventory and fixture liquidation in connection with going-out-of-business sales.  The Company may participate with other entities in providing

Back to Contents

these advisory services through partnerships, joint ventures or other co-ownership arrangements. The Company, as a regular part of its investment strategy, will continue to actively seek investments for its taxable REIT subsidiaries.

The Company emphasizes equity real estate investments including preferred equity investments, but may, at its discretion, invest in mortgages, other real estate interests and other investments. The mortgages in which the Company may invest may be either first mortgages, junior mortgages or other mortgage-related securities.  The Company provides mortgage financing to retailers with significant real estate assets, in the form of lease- hold interests or fee-owned properties, where the Company believes the underlying value of the real estate collateral is in excess of its loan balance.  In addition, the Company will acquire debt instruments at a discount in the secondary market where the Company believes the real estate value of the enterprise is substantially greater than the current value.

The Company may legally invest in the securities of other issuers, for the purpose, among others, of exercising control over such entities, subject to the gross income and asset tests necessary for REIT qualification.  The Company may, on a selective basis, acquire all or substantially all securities or assets of other REITs or similar entities where such investments would be consistent with the Company’s investment policies.  In any event, the Company does not intend that its investments in securities will require it to register as an “investment company” under the Investment Company Act of 1940.

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

The Company’s policies with respect to the aforementioned activities may be reviewed and modified from time to time by the Company’s Board of Directors without the vote of the Company’s stockholders.

Capital Strategy and Resources  The Company intends to operate with and maintain a conservative capital structure with a level of debt to total market capitalization of approximately 50% or less.  As of December 31, 2005, the Company’s level of debt to total market capitalization was 26%.  In addition, the Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings.  It is management’s intention that the Company continually have access to the capital resources necessary to expand and develop its business.  Accordingly, the Company may, from time to time, seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives in a manner consistent with its intention to operate with a conservative debt structure.

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs.  Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $4.2 billion for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.

During July 2005, the Company established a new $850.0 million unsecured credit facility, (the “Credit Facility”) which is scheduled to expire in July 2008. This Credit Facility replaces the Company’s $500.0 million unsecured credit facility, which was scheduled to expire in June 2006. Under the Credit Facility, funds may be borrowed for general corporate purposes, including the funding of (i) property acquisitions, (ii) development and redevelopment costs and (iii) any short-term working capital requirements.  Interest on borrowings under the Credit Facility accrue at a spread (currently 0.45%) to LIBOR and fluctuates in accordance with changes in the Company’s senior debt ratings.  As part of this Credit Facility, the Company has a competitive bid option whereby the Company may auction up to $425.0 million of its requested borrowings to the bank group.  This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread to LIBOR of 0.45%.  A facility fee of 0.125% per annum is payable quarterly in arrears. In addition, the Company has a $200.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Pounds Sterling, Japanese Yen or Euros.  Pursuant to the terms of the Credit Facility, the Company, among other things, is (i) subject to maintaining certain maximum leverage ratios on both

Back to Contents

unsecured senior corporate debt and minimum unencumbered asset and equity levels, and (ii) restricted from paying dividends in amounts that exceed 95% of funds from operations, as defined.  As of December 31, 2005, there was $200.0 million outstanding under this credit facility.

During September 2004, the Company entered into a three-year Canadian denominated (“CAD”) $150.0 million unsecured revolving credit facility with a group of banks.  This facility bears interest at the CDOR Rate, as defined, plus 0.50% and was scheduled to expire in September 2007.  During March 2005, this facility was increased to CAD $250.0 million and the scheduled maturity date was extended to March 2008.  During January 2006, the facility was further amended to reduce the borrowing spread to 0.45% and to modify the covenant package to conform to the Company’s $850.0 million U.S. Credit Facility.  Proceeds from this facility will be used for general corporate purposes including the funding of Canadian denominated investments.  As of December 31, 2005, there was CAD $110.0 million (approximately USD $94.7 million) outstanding under this facility.

During May 2005, the Company entered into a three-year Mexican Peso denominated (“MXP”) 500.0 million unsecured revolving credit facility.  This facility bears interest at the TIIE Rate, as defined, plus 1.00% and is scheduled to expire in May 2008.  Proceeds from this facility will be used to fund peso denominated investments.  As of December 31, 2005, there was MXP 500.0 million (approximately USD $46.5 million) outstanding under this facility.

The Company also has a medium-term notes (“MTN”) program pursuant to which it may, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs, and (ii) managing the Company’s debt maturities.  As of December 31, 2005, the Company had $250.0 million available for issuance under the MTN program.  (See Note 11 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

In addition to the public debt and equity markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of KDI.  As of December 31, 2005, the Company’s consolidated property portfolio had over 380 unencumbered property interests representing over 87% of the Company’s net operating income.

During July 2005, the Company filed a shelf registration on Form S-3 for up to $1.0 billion of debt securities, preferred stock, depositary shares, common stock and common stock warrants.  As of December 31, 2005, the Company had approximately $750.0 million available for issuance under this shelf registration statement.

The Company anticipates that cash flows from operating activities will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and the payment of dividends in accordance with REIT requirements in both the short term and long term.  In addition, the Company anticipates that cash on hand, free cash flow generated by the operating business, availability under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Cash flow from operating activities (see Consolidated Statements of Cash Flows) was $410.8 million for the year ended December 31, 2005, as compared to $365.2 million for the year ended December 31, 2004.

Competition  As one of the original participants in the growth of the shopping center industry and one of the nation’s largest owners and operators of neighborhood and community shopping centers, the Company has established close relationships with a large number of major national and regional retailers and maintains a broad network of industry contacts.  Management is associated with and/or actively participates in many shopping center and REIT industry organizations.  Notwithstanding these relationships, there are numerous regional and local commercial developers, real estate companies, financial institutions and other investors who compete with the Company for the acquisition of properties and other investment opportunities and in seeking tenants who will lease space in the Company’s properties.

Inflation and Other Business Issues  Many of the Company’s leases contain provisions designed to mitigate the adverse impact of inflation.  Such provisions include clauses enabling the Company to receive payment of additional rent calculated as a percentage of tenants’ gross sales above predetermined thresholds (“Percentage Rents”), which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases.  Such escalation clauses include increases in the consumer price index or similar inflation indices.  In addition, many of the Company’s leases are

Back to Contents

for terms of less than 10 years, which permits the Company to seek to increase rents upon renewal to market rates.  Most of the Company’s leases require tenants to reimburse the Company for their allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation.  The Company periodically evaluates its exposure to short-term interest rates and fluctuations in foreign currency exchange rates and will, from time-to-time, enter into interest rate protection agreements and foreign currency hedge agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt and changes in foreign currency exchange rates.

Operating Practices  Nearly all operating functions, including leasing, legal, construction, data processing, maintenance, finance and accounting are administered by the Company from its executive offices in New Hyde Park, New York and supported by the Company’s regional offices.  The Company believes it is critical to have a management presence in its principal areas of operation and accordingly, the Company maintains regional offices in various cities throughout the United States.  A total of 488 persons are employed at the Company’s executive and regional offices.

The Company’s regional offices are generally staffed by a manager and the support personnel necessary to both function as local representatives for leasing and promotional purposes and to complement the corporate office’s administrative and accounting efforts and to ensure that property inspection and maintenance objectives are achieved.  The regional offices are important in reducing the time necessary to respond to the needs of the Company’s tenants.  Leasing and maintenance personnel from the corporate office also conduct regular inspections of each shopping center.

The Company also employs a total of 15 persons at several of its larger properties in order to more effectively administer its maintenance and security responsibilities.

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

In connection with the RMA, which became effective January 1, 2001, the Company is now permitted to participate in activities which the Company was precluded from previously in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations.  The primary activities conducted by the Company in its taxable REIT subsidiaries during 2005 included, but were not limited to, (i) the ground-up development of shopping center properties and subsequent sale thereof upon completion (see Recent Developments – Ground-Up Developments), (ii) real estate advisory and disposition services, and (iii) acting as an agent or principal in connection with tax deferred exchange transactions.  As such, the Company was subject to federal and state income taxes on the income from these activities.

Risk Factors  Set forth below are the material risks associated with the purchase and ownership of the Company’s equity and debt securities.  As an owner of real estate, the Company is subject to certain business risks arising in connection with the underlying real estate, including, among other factors, including the following:

i) Loss of the Company’s tax status as a real estate investment trust would have significant adverse consequences to the Company and the value of its securities.

The Company elected to be taxed as a REIT for federal income tax purposes under the Code commencing with our taxable year beginning January 1, 1992. The Company currently intend to operate so as to qualify as a REIT and believe that the Company’s current organization and method of operation comply with the rules and regulations promulgated under the Code to enable us to qualify as a REIT.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within the Company’s control may affect the Company’s ability to qualify as a REIT. For example, in order to qualify as a REIT, at least 95% of the Company’s gross income in any year must be derived from qualifying sources, and the Company must satisfy a number of requirements regarding the composition of the Company’s assets. Also, we must make distributions to stockholders aggregating annually at least 90% of the Company’s net taxable income, excluding capital gains. In addition, new legislation, regulations, administrative

Back to Contents

interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT, the federal income tax consequences of such qualification or the desirability of an investment in a REIT relative to other investments. Although the Company believes that it is organized and has operated in such a manner, the Company can give no assurance that it has qualified or will continue to qualify as a REIT for tax purposes.

If the Company loses its REIT status, it will face serious tax consequences that will substantially reduce the funds available to make payment of principal and interest on the debt securities the Company issues and to pay dividends to Company stockholders. If the Company fails to qualify as a REIT:

•	the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to federal income tax at regular corporate rates;

•	the Company also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•
unless the Company was entitled to relief under statutory provisions, it could not elect to be subject to tax as a REIT for four taxable years following the year during which the Company were disqualified.

In addition, if the Company fails to qualify as a REIT, it would not be required to make distributions to stockholders.

As a result of all these factors, the Company’s failure to qualify as a REIT also could impair its ability to expand its business and raise capital, and would adversely affect the value of the Company’s securities.

ii) Adverse market conditions and competition may impede the Company’s ability to generate sufficient income to pay expenses and maintain properties.

The economic performance and value of the Company’s properties are subject to all of the risks associated with owning and operating real estate including:

•	changes in the national, regional and local economic climate;

•	local conditions, including an oversupply of space in properties like those that the Company owns, or a reduction in demand for properties like those that the Company owns;

•	the attractiveness of the Company’s properties to tenants;

•	the ability of tenants to pay rent;

•	competition from other available properties;

•	changes in market rental rates;

•	the need to periodically pay for costs to repair, renovate and re-let space;

•	changes in operating costs, including costs for maintenance, insurance and real estate taxes;

•	the fact that the expenses of owning and operating properties are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the properties; and

•	changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes.

iii) Downturns in the retailing industry likely will have a direct impact on the Company’s performance.

The Company’s properties consist primarily of community and neighborhood shopping centers and other retail properties. The Company’s performance therefore is linked to economic conditions in the market for retail space generally. The market for retail space has been or could be adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets, and increasing consumer purchases through catalogues and the internet. To the extent that any of these conditions occur, they are likely to impact market rents for retail space.

Back to Contents

iv) Failure by any anchor tenant with leases in multiple locations to make rental payments to the Compnay, because of a deterioration of its financial condition or otherwise, could impact the Company’s performance.

The Company’s performance depends on its ability to collect rent from tenants. At any time, the Company’s tenants may experience a downturn in their business that may significantly weaken their financial condition. As a result, the Company’s tenants may delay a number of lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close stores or declare bankruptcy. Any of these actions could result in the termination of the tenant’s leases and the loss of rental income attributable to the terminated leases. In addition, lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases. In that event, the Company may be unable to re-lease the vacated space at attractive rents or at all. The occurrence of any of the situations described above, particularly if it involves a substantial tenant with leases in multiple locations, could impact the Company’s performance.

v) The Company may be unable to collect balances due from any tenants in bankruptcy.

The Company cannot give assurance that any tenant that files for bankruptcy protection will continue to pay rent. A bankruptcy filing by or relating to one of the Company’s tenants or a lease guarantor would bar all efforts by the Company to collect pre-bankruptcy debts from the tenant or the lease guarantor, or their property, unless the Company receives an order permitting it to do so from the bankruptcy court. A tenant or lease guarantor bankruptcy could delay the Company’s efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to the Company in full. However, if a lease is rejected by a tenant in bankruptcy, the Company would have only a general unsecured claim for damages. Any unsecured claim the Company holds may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws which limit the amount of the claim the Company can make if a lease is rejected. As a result, it is likely that the Company will recover substantially less than the full value of any unsecured claims it holds.

vi) Real estate property investments are illiquid, and therefore the Company may not be able to dispose of properties when appropriate or on favorable terms.

Real estate property investments generally cannot be disposed of quickly. In addition, the federal tax code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. Therefore, the Company may not be able to vary its portfolio in response to economic or other conditions promptly or on favorable terms.

vii) The Company does not have exclusive control over its joint venture investments, so the Company is unable to ensure that its objectives will be pursued.

The Company has invested in some cases as a co-venturer or partner in properties, instead of owning directly. These investments involve risks not present in a wholly-owned ownership structure. In these investments, the Company does not have exclusive control over the development, financing, leasing, management and other aspects of these investments. As a result, the co-venturer or partner might have interests or goals that are inconsistent with the Company’s interests or goals, take action contrary to the Company’s interests or otherwise impede the Company’s objectives. The co-venturer or partner also might become insolvent or bankrupt.

viii) The Company’s financial covenants may restrict its operating and acquisition activities.

The Company’s revolving credit facilities and the indenture under which the Company’s senior unsecured debt is issued contain certain financial and operating covenants, including, among other things, certain coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured debt, make dividend payments, sell all or substantially all of the Company’s assets and engage in mergers and consolidations and certain acquisitions. These covenants may restrict the Company’s ability to pursue certain business initiatives or certain acquisition transactions. In addition, failure to meet any of the financial covenants could cause an event of default under and/or accelerate some or all of the Company’s indebtedness, which would have a material adverse effect on the Company.

Back to Contents

ix) The Company may be subject to environmental regulations.

Under various federal, state, and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property and may be responsible for paying for the disposal or treatment of hazardous or toxic substances released on or in the Company’s property, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). This liability may be imposed whether or not the Company knew about, or were responsible for, the presence of hazardous or toxic substances.

x) The Company’s ability to lease or develop properties is subject to competitive pressures.

The Company faces competition in the acquisition, development, operation and sale of real property from individuals and businesses who own real estate, fiduciary accounts and plans and other entities engaged in real estate investment. Some of these competitors have greater financial resources than we do. This results in competition for the acquisition of properties, for tenants who lease or consider leasing space in the Company’s existing and subsequently acquired properties and for other real estate investment opportunities.

xi) Changes in market conditions could adversely affect the market price of the Company’s publicly traded securities.

As with other publicly traded securities, the market price of the Company’s publicly traded securities depends on various market conditions, which may change from time-to-time. Among the market conditions that may affect the market price of the Company’s publicly traded securities are the following:

•	the extent of institutional investor interest in the Company;

•	the reputation of REITs generally and the reputation of REITs with portfolios similar to the Company’s;

•	the attractiveness of the securities of REITs in comparison to securities issued by other entities (including securities issued by other real estate companies);

•	the Company’s financial condition and performance;

•	the market’s perception of the Company’s growth potential and potential future cash dividends;

•	an increase in market interest rates, which may lead prospective investors to demand a higher distribution rate in relation to the price paid for the Company’s shares; and

•	general economic and financial market conditions.

Recent Developments

Operating Properties -

          Acquisitions -

During January 2005, the Company acquired a shopping center property located in Clearwater, FL, comprising approximately 0.2 million square feet of gross leasable area (“GLA”), for a purchase price of approximately $17.7 million.

During March 2005, the Company acquired the remaining 40% interest in a shopping center property located in Temple, TX, in which the Company had previously owned a 60% interest, for a purchase price of approximately $0.9 million. During June 2005, the Company transferred this property to a newly formed joint venture in which the Company now has a 20% non-controlling interest.

Additionally, during March 2005, the Company acquired two operating properties, located in New York, NY, through newly formed joint ventures in which the Company holds 95% economic interests, for an aggregate purchase price of approximately $11.6 million.  Simultaneous with the closing, each property was encumbered with an individual non-recourse floating-rate mortgage aggregating approximately $9.1 million.  These loans mature in April 2007 and bear interest at LIBOR plus 2% and LIBOR plus 2.25% (6.39% and 6.64%, respectively, at December 31, 2005).  Based upon the provisions of FIN 46(R), the Company has determined

Back to Contents

that these entities are variable interest entities (“VIE”). The Company has further determined that the Company is the primary beneficiary of these VIEs and has therefore consolidated these entities for financial reporting purposes.  The Company’s maximum exposure to loss associated with these entities is primarily limited to the Company’s aggregate capital investment, which was approximately $3.4 million at December 31, 2005.

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

During 2005, the Company acquired ten self-storage facilities through an existing joint venture in which the Company held an approximate 93.5% economic interest, for a purchase price of approximately $39.9 million including the assumption of approximately $7.5 million of non-recourse fixed-rate mortgage debt encumbering three of the properties.  Upon completing these acquisitions, the venture owned 17 self-storage facilities located in various states.  The Company had cross-collateralized 14 of these properties with approximately $44.0 million of non-recourse floating-rate mortgage debt which was scheduled to mature in November 2007 and had an interest rate of LIBOR plus 2.75%. Based upon the provisions of FIN 46(R), the Company had determined that this entity was a VIE.  The Company had further determined that the Company was the primary beneficiary of this VIE and had therefore consolidated this entity for financial reporting purposes.  During November and December 2005, this entity disposed of, in separate transactions, four self-storage properties for an aggregate sales price of approximately $18.6 million which resulted in an aggregate gain of approximately $5.8 million.  Proceeds from these sales were used to pay down approximately $9.8 million of mortgage debt and provide distributions to the partners.  As a result of these transactions the Company’s economic interest significantly decreased and the entity became subject to the reconsideration provisions of FIN 46(R).  Based upon this reconsideration event and the provision of FIN 46(R), the Company has determined that this entity is no longer a VIE and has therefore deconsolidated this entity and will now account for this investment under the equity method of accounting.  As of December 31, 2005, this entity owned 13 self-storage properties.  Three of the properties are encumbered by approximately $7.4 million of fixed-rate individual non-recourse mortgage debt which bears interest at 5.5% per annum and is scheduled to mature in June 2013.  The remaining ten properties are cross-collateralized with approximately $33.3 million of variable-rate debt which bears interest at LIBOR plus 2.75% (7.09% at December 31, 2005) and is scheduled to mature in November 2007.  The Company’s maximum exposure to loss associated with this entity is primarily limited to the Company’s carrying value of this investment, which was approximately $14.2 million at December 31, 2005.

During October 2005, the Company acquired a portfolio of three operating properties located in southern California, comprising approximately 0.4 million aggregate square feet of GLA, for an aggregate purchase price of approximately $104.5 million including the assumption of approximately $54.6 million of non-recourse mortgage debt.

During December 2005, the Company acquired, in separate transactions, two operating properties, located in New York, NY, for an aggregate purchase price of approximately $7.2 million.  The purchase of one of the properties was partially funded by a new $3.1 million non-recourse mortgage, which bears interest at a fixed rate of 5.87% per annum and matures in December 2015.

During December 2005, the Company acquired a portfolio of eight net-leased operating properties, comprising approximately 0.1 million square feet of GLA, for an aggregate purchase price of approximately $17.1 million.  Seven of these properties are located in the New York Metropolitan area, and one is located in Philadelphia, PA.

During December 2005, the Company acquired from KROP the remaining 80% interest in an operating property comprising approximately 0.1 million square feet of GLA located in Columbia, MD, for a purchase price of approximately $23.6 million.

Additionally, during December 2005, the Company acquired, in separate transactions, four operating properties, located in Plano, TX, New London, NH, Staten Island, NY, and Santa Rosa,

Back to Contents

CA, comprising of approximately 0.3 million aggregate square feet of GLA, for an aggregate purchase price of approximately $46.9 million.

FNC Realty Corporation -

From 2000 through 2002 the Company acquired approximately $28.9 million face amount of Frank’s Nursery and Crafts, Inc. (“Frank’s”), 10.25% bonds for an aggregate purchase price of approximately $11.3 million. During February 2001, Frank’s filed for protection under Chapter 11 of the United States Bankruptcy Code. During May 2002, Frank’s plan of reorganization was confirmed by the Bankruptcy court and Frank’s emerged from bankruptcy. Pursuant to Frank’s reorganization plan, the Company received approximately 4.3 million shares of Frank’s common stock valued at $2.34 per share in settlement of its Frank’s bond investment. As a result of this conversion, the Company held an approximate 27% interest in Frank’s and began accounting for its investment on the equity method. In addition, the Company began providing loans to Frank’s under a revolving credit facility, which was collateralized by certain real estate interests of Frank’s. As an inducement to make these loans, Frank’s issued the Company approximately 4.4 million warrants with an exercise price of $1.15 per share.

During September 2004, Frank’s again filed for protection under Chapter 11 of the United States Bankruptcy Code. The Company committed to provide Frank’s, in addition to its revolving credit facility, with $27.0 million of debtor-in-possession financing for a term of one year at an interest rate of Prime plus 1.00%. From the petition date until July 26, 2005, Frank’s operated its business as a debtor-in-possession and during this period had completely liquidated its inventory and ceased operating as a retailer.

Frank’s plan of reorganization included a Company-sponsored re-capitalization plan in which the Company, along with several other significant shareholders, agreed to re-capitalize Frank’s with approximately $104.0 million in cash in exchange for debt and equity securities and convert Frank’s from a publicly held retail company to a privately held real estate company.

On July 27, 2005, Frank’s emerged from Chapter 11 bankruptcy pursuant to a bankruptcy court approved plan of reorganization as FNC Realty Corporation (“FNC”). Pursuant to the reorganization plan, shareholders of Frank’s were offered cash of $0.75 per share or the right to exchange Frank’s common stock for FNC common stock on a 1:1 basis. FNC’s capitalization included the issuance of approximately $27.0 million of common stock and $77.0 million of fixed-rate 7% convertible senior notes. The notes mature in July 2008 and may be converted at anytime by the holder for common shares of FNC at $0.75 per share. Proceeds from the issuance of common stock and convertible senior notes were used to repay all claims pursuant to the plan of reorganization, including amounts owed to the Company under its revolving credit facility and debtor-in-possession financing agreement.

Pursuant to the plan of reorganization, the Company received common shares of FNC representing an approximate 27% ownership interest in exchange for its interests in Frank’s.  In addition, the Company acquired an additional 24.5% interest in the common shares of FNC for cash of approximately $17 million, thereby increasing the Company’s ownership interest to approximately 51%. This acquisition of additional shares includes the exercise of warrants previously issued by Frank’s to the Company. The Company also acquired approximately $42 million of fixed-rate 7% convertible senior notes issued by FNC.  As a result of the increase in ownership interest from 27% to 51%, the Company became the controlling shareholder and therefore, commenced consolidation of FNC effective July 27, 2005.

As of July 27, 2005, FNC held interests in 55 properties with approximately $16.1 million of non-recourse mortgage debt encumbering 16 of the properties. These loans bear interest at fixed rates ranging from 4.00% - 7.75% and maturity dates ranging from June 2012 through June 2022.  During December 2005, FNC prepaid, without penalty, an aggregate $4.8 million of mortgage debt encumbering five of its properties.  As of December 31, 2005, FNC had approximately $11.4 million of non-recourse mortgage debt encumbering 11 properties.  These remaining loans bear interest at fixed rates ranging from 4.00% to 7.75% and maturity dates ranging from June 2012 through June 2022.

The Company’s investment strategy with respect to FNC includes re-tenanting, re-developing and disposition of the properties. From July 27, 2005, through December 31, 2005, FNC disposed of nine properties, in separate transactions, for an aggregate sales price of approximately $9.4 million.

          Dispositions -

During 2005, the Company (i) disposed of, in separate transactions, 20 operating

Back to Contents

properties for an aggregate sales price of approximately $93.3 million, (ii) transferred three operating properties to KROP for an aggregate price of approximately $49.0 million, (iii) transferred 52 operating properties to various joint ventures in which the Company manages and has non-controlling interests ranging from 15% to 50% for an aggregate price of approximately $183.1 million.  For the year ended December 31, 2005, these transactions resulted in gains of approximately $31.9 million and a loss on sale/transfer from four of the properties for approximately $5.2 million.

During June 2005, the Company disposed of a vacant land parcel located in New Ridge, MD, for approximately $5.6 million, resulting in a $4.6 million gain on sale.  This gain is included in Other income, net on the Company’s Consolidated Statements of Income.

          Redevelopments -

The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace.  During 2005, the Company substantially completed the redevelopment and re-tenanting of various operating properties.  The Company expended approximately $55.5 million in connection with these major redevelopments and re-tenanting projects during 2005. The Company is currently involved in redeveloping several other shopping centers in the existing portfolio.  The Company anticipates its capital commitment toward these and other redevelopment projects will be approximately $90.0 million to $110.0 million during 2006.

Ground-Up Development -

The Company is engaged in ground-up development projects which consists of (i) merchant building through the Company’s wholly-owned taxable REIT subsidiary, KDI, which develops neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Mexico and Canada for long-term investment (see Recent Developments – International Real Estate Investments and Note 3 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).  The ground-up development projects generally have substantial pre-leasing prior to the commencement of construction. As of December 31, 2005, the Company had in progress a total of 38 ground-up development projects including 26 merchant building projects, five domestic ground-up development projects, six ground-up development projects located throughout Mexico and one ground-up development project located in Canada.  These projects are currently proceeding on schedule and substantially in line with the Company’s budgeted costs of approximately $1.3 billion.

As of December 31, 2005, KDI had in progress 26 ground-up development projects located in nine states.  In addition, KDI manages the construction of four domestic projects for the Company, which will be held as long-term investments.  During 2005, KDI expended approximately $449.1 million in connection with the purchase of land and construction costs related to these projects and those sold during 2005.  These projects are currently proceeding on schedule and substantially in line with the Company’s budgeted costs.  The Company anticipates its capital commitment toward these development projects will be approximately $200.0 million to $250.0 million during 2006.  The proceeds from the sale of completed ground-up development projects during 2006, proceeds from construction loans and availability under the Company’s revolving lines of credit are expected to be sufficient to fund these anticipated capital requirements.

          Acquisitions -

During 2005, KDI acquired various land parcels, in separate transactions, for an aggregate purchase price of approximately $185.7 million.  The estimated project costs for these newly acquired parcels are approximately $609.6 million with completion dates ranging from March 2006 to June 2009.

Date Acquired	City	State	Purchase Price

			(in millions)
February 2005	Various	AZ, NC	$3.4
March 2005	Various	AZ, NE, TX	22.2
May 2005	Jacksonville	FL	18.5
June 2005	Various	CA, NC	30.9
July 2005	Various	AZ, FL, ID, TX	26.5
August 2005	Cypress	TX	2.5
September 2005	Mesa	AZ	32.5
October 2005	Various	ID, NY	10.4
December 2005	Various	FL, ID	38.8

			$185.7

Back to Contents

During 2005, the Company obtained a term loan and individual construction loans on two ground-up development projects and paid off construction loans on five ground-up development projects.  At December 31, 2005, total loan commitments on the remaining 15 construction loans aggregated approximately $343.5 million of which approximately $228.5 million has been funded.  These loans have maturities ranging from 4 months to 31 months and bear interest at rates ranging from 6.04% to 6.64% at December 31, 2005.

          Dispositions -

During 2005, KDI sold, in separate transactions, six of its recently completed projects and 41 out-parcels for approximately $264.1 million.  These sales resulted in pre-tax gains of approximately $33.6 million.  Details are as follows:

Date Sold	Project	City	State	Sales Price

				(in millions)
January 2005	Maricopa, AZ, project and 3 out-parcels at various projects	Various	AZ, NY	$ 26.4
February 2005	Fountain Hills, AZ, project and out-parcels at Chandler, AZ	Various	AZ	51.4
March 2005	Various (2 out-parcels)	Various	AZ, TX	4.6
April 2005	Various (1 multi-tenant parcel and 2 out-parcels)	Various	AZ, OH, TX	9.4
May 2005	Various (5 out-parcels)	Various	AZ, MI, TX	7.3
June 2005	Completed projects in Durham, NC, and Houston, TX and 4 out-parcels in various projects	Various	NE, NC, TX	46.9
July 2005	Various (2 out-parcels) and earn-out proceeds	Various	FL, TX	5.7
August 2005	Various (3 out-parcels)	Various	TX	2.5
September 2005	Burlington, NC, project and 2 out-parcels at Jacksonville, FL	Various	FL, NC	51.5
October 2005	Various (4 out-parcels) and earn-out proceeds	Various	FL, MI, NC, OH	4.6
November 2005	Various (6 out-parcels)	Various	FL, NY, TX	14.7
December 2005	Longview, WA, project, 2 out-parcels at various projects and earn-out proceeds	Various	FL, ID, TX, WA	39.1

				$ 264.1

Operating Real Estate Joint Venture Investments -

          Kimco Income REIT (“KIR”) -

The Company has a 43.3% non-controlling limited partnership interest in KIR, manages the portfolio and accounts for its investment under the equity method of accounting.

During March 2005, KIR disposed of an operating property and an out-parcel, in separate transactions, for an aggregate sales price of approximately $43.1 million.  These sales resulted in an aggregate gain of approximately $17.8 million of which the pro-rata gain to the Company was approximately $7.7 million.  In connection with the sale of the operating property, KIR incurred a $2.0 million loan defeasance charge, of which the Company’s pro-rata share was approximately $0.9 million.

During October 2005, KIR sold an operating property for a sales price of approximately $8.1 million.  This sale resulted in a gain of approximately $2.4 million of which the pro-rata gain to the Company was approximately $1.0 million.

Additionally, during March 2005, KIR acquired an operating property located in Delran, NJ, for a purchase price of approximately $4.6 million.

In April 2005, KIR entered into a three-year $30.0 million unsecured revolving credit facility which bears interest at LIBOR plus 1.40%.  As of December 31, 2005, there were no amounts outstanding under this facility.

Back to Contents

As of December 31, 2005, the KIR portfolio was comprised of 68 shopping center properties aggregating approximately 14.2 million square feet of GLA located in 20 states.

          KROP Venture-

During 2001, the Company formed a joint venture (the “Kimco Retail Opportunity Portfolio” or “KROP”) with GE Capital Real Estate (“GECRE”), in which the Company has a 20% non-controlling interest and manages the portfolio. The purpose of this joint venture is to acquire established, high-growth potential retail properties in the United States.  Total capital commitments to KROP from GECRE and the Company are for $200.0 million and $50.0 million, respectively, and such commitments are funded proportionately as suitable opportunities arise and are agreed to by GECRE and the Company.  During 2005, GECRE and the Company contributed approximately $21.2 million and $5.3 million, respectively, towards their capital commitments.  The Company accounts for its investment in KROP under the equity method of accounting.

During 2005, KROP acquired four operating properties and one out-parcel, in separate transactions, for an aggregate purchase price of approximately $74.6 million, including the assumption of approximately $26.2 million of individual non-recourse mortgage debt encumbering two of the properties and preferred units of approximately $4.2 million associated with another property.

During 2005, KROP disposed of three unencumbered operating properties and two out-parcels, in separate transactions, for an aggregate sales price of approximately $60.3 million.  These sales resulted in an aggregate gain of approximately $18.3 million of which the Company’s pro-rata share was approximately $3.7 million.

During 2005, KROP obtained ten-year individual non-recourse, non-cross collateralized fixed-rate mortgages aggregating approximately $21.9 million on two of its previously unencumbered properties with rates ranging from 5.2% to 5.3%.

During 2005, KROP obtained two non-recourse, non-cross collateralized variable-rate mortgages aggregating approximately $25.7 million on two properties with rates of LIBOR plus 1.30% and LIBOR plus 1.65% with terms of two and three years, respectively.

As of December 31, 2005, the KROP portfolio was comprised of 38 shopping center properties aggregating approximately 5.6 million square feet of GLA located in 14 states.

          Other Real Estate Joint Ventures –

During December 2004, the Company acquired the Price Legacy Corporation through a newly formed joint venture, PL Retail LLC (“PL Retail”), in which the Company has a 15% non-controlling interest and manages the portfolio.  The Company accounts for its investment under the equity method of accounting.  In connection with this transaction, PL Retail acquired 33 operating properties aggregating approximately 7.6 million square feet of GLA located in ten states.  To partially fund the acquisition, the Company provided PL Retail approximately $30.6 million of secured mezzanine financing.  The Company also, provided PL Retail a secured short-term promissory note of approximately $8.2 million. This interest-only note bore interest at LIBOR plus 4.50% and was scheduled to mature in June 2005. During 2005, this note was amended to bear interest at LIBOR plus 6.0% and is now payable on demand. This interest only loan bears interest at a fixed rate of 7.5% and matures in December 2006.  During the year ended December 31, 2005, PL Retail disposed of nine operating properties, in separate transactions, for an aggregate sales price of approximately $81.4 million, which represented the approximate carrying values of the properties.  Proceeds of approximately $22.0 million were used to partially repay the mezzanine financing that was provided by the Company.  As of December 31, 2005, PL Retail had approximately $8.9 million outstanding on the mezzanine financing and approximately $8.2 million outstanding on the promissory note.

During March 2005, a joint venture in which the Company has a 50% non-controlling interest, disposed of two vacant land parcels located in Glendale, AZ, in separate transactions, for an aggregate sales price of approximately $9.9 million.  These sales resulted in an aggregate gain of approximately $4.8 million, of which the Company’s share was approximately $2.4 million.

During April 2005, the Company acquired an operating property located in Hillsborough, NJ, comprising approximately 0.1 million square feet of GLA, through a newly formed joint venture in which the Company has a 50% non-controlling interest.  The property was acquired for approximately $4.0 million including the assumption of approximately $1.9 million of non-recourse mortgage debt encumbering the property.  Subsequent to the

Back to Contents

purchase, the joint venture obtained a $3.2 million one-year term loan which bears interest at LIBOR plus 0.55%.  This loan is jointly and severally guaranteed by the joint venture partners, including the Company.  Proceeds from this loan were used to repay the $1.9 million mortgage encumbering the property.

During June 2005, the Company acquired land in Tustin, CA, through a newly formed joint venture in which the Company has a 50% non-controlling interest, for a purchase price of approximately $23.0 million.  The property will be developed into a 1.0 million square foot retail center with a total estimated project cost of approximately $149.3 million.  The purchase of the land was funded through a new construction loan which bears interest at LIBOR plus 1.70% and is scheduled to mature in October 2007.  As of December 31, 2005, this construction loan had an outstanding balance of approximately $40.4 million.

Additionally, during June 2005, the Company acquired an additional 25% interest in a joint venture in which the Company had previously held a 7.77% interest for approximately $26.0 million.  This joint venture owns an operating property, comprised of approximately 0.5 million square feet of GLA, located in Fremont, CA.  During December 2005, the Company sold a portion of its interest in this joint venture to a new partner who purchased 70% of this partnership.  The Company now has a 30% non-controlling interest in this joint venture manages and accounts for its investment under the equity method of accounting.

During July 2005, the Company acquired an interest in an office property located in Houston, TX, comprising approximately 0.6 million square feet of GLA through a newly formed joint venture in which the Company has an 85% non-controlling interest.  The Company’s investment in the joint venture was approximately $12.2 million.  The joint venture purchased the property for approximately $91.1 million subject to $76.5 million of non-recourse mortgage debt which bears interest at a fixed-rate of 5.15% per annum and matures during August 2015.  The Company accounts for this investment under the equity method of accounting.

During May 2005, the Company acquired a $10.2 million mortgage receivable through a newly formed joint venture in which the Company has a 50% non-controlling interest.  The mortgage encumbered a property located in Derby, CT, comprising approximately 0.1 million square feet of GLA.  During October 2005, the joint venture foreclosed on the property and obtained fee title.

Additionally, during 2005, the Company acquired, in separate transactions, 12 operating properties comprising approximately 1.7 million square feet of GLA, through newly formed joint ventures in which the company has non-controlling interests ranging from 5% to 50%. The aggregate purchase price for these properties was approximately $265.6 million, including the assumption of approximately $29.1 million of non-recourse mortgage debt encumbering three of the properties.  The Company accounts for its investment in these joint ventures under the equity method of accounting.

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

The Company’s maximum exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments. As of December 31, 2005, the Company’s carrying value in these investments approximated $735.6 million.

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

Back to Contents

required as suitable opportunities arise and are agreed to by the Company and RioCan.

As of December 31, 2005, the RioCan Venture was comprised of 34 operating properties and one development property, consisting of approximately 8.1 million square feet of GLA.

During May 2005, a newly formed joint venture, in which the Company has a 50% non-controlling interest, acquired in separate transactions, two auto dealerships located in Toronto, Canada, for an aggregate purchase price of approximately CAD $6.4 million (approximately USD $5.1 million).

During 2005, the Company, in separate transactions, made four Canadian preferred equity investments aggregating approximately CAD $24.2 million (approximately USD $20.7 million) to developers and owners of various real estate interests.

The Company has used the equity method of accounting for the Canadian investments described above.

          Mexican Investments -

During March 2005, the Company transferred 50% of the Company’s 95% interest in a developed property located in Huehuetoca, Mexico, to a joint venture partner for approximately $5.3 million, which approximated its carrying value.  As a result of this transaction, the Company now holds a 47.5% non-controlling interest and has deconsolidated the investment.  The Company now accounts for its investment under the equity method of accounting.

During May 2005, the Company acquired a hotel property located in Cancun, Mexico, through a newly formed joint venture in which the Company has an 80% non-controlling interest.  The property was purchased for approximately $19.7 million.  Simultaneous with the closing, the property was encumbered with $12.4 million of non-recourse mortgage debt which bears interest at a fixed rate of 7.63% per annum and matures during May 2010.  During 2005, the property incurred significant hurricane damage which has temporarily suspended operations.  The Company believes that its property insurance and business interruption insurance will adequately cover losses associated with this event.

During July 2005, the Company transferred a developed property located in Reynosa, Mexico, to a newly formed joint venture in which the Company has a 50% non-controlling interest, for a price of approximately $6.9 million.  The Company now accounts for this investment under the equity method of accounting.

During October 2005, the Company acquired interests in 57 industrial properties located in Mexico, through a newly formed joint venture in which the Company has a 50% non-controlling interest, for a purchase price of approximately $277.5 million, including the assumption of approximately $167.0 million of non-recourse mortgage debt encumbering 52 properties.  The properties comprise approximately 5.6 million square feet of GLA.

During 2005, the Company acquired, in separate transactions, two parcels of land located in Saltillo and Pachuca, Mexico, for an aggregate purchase price of approximately $14.6 million.  The properties will be developed into retail centers with an aggregate total projected cost of approximately $34.1 million.

Additionally, during 2005, the Company acquired, in separate transactions, six parcels of land located in various cities throughout Mexico, through newly formed joint ventures in which the Company has non-controlling interests ranging from 50% to 80%, for an aggregate purchase price of approximately $42.1 million.  The properties were at various stages of construction at acquisition and will be developed into retail centers with a projected total aggregate cost of approximately $183.1 million.

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

Back to Contents

During 2005, Kimsouth disposed of seven shopping center properties, in separate transactions, for an aggregate sales price of approximately $78.8 million, including the assignment of approximately $23.7 million of mortgage debt encumbering two of the properties.  During 2005, the Company recognized pre-tax profits from the Kimsouth investment of approximately $4.9 million, which is included in the caption Income from other real estate investments on the Company’s Consolidated Statements of Income.

As of December 31, 2005, the Kimsouth portfolio was comprised of five properties including the office component of an operating property sold in 2004, aggregating approximately 1.2 million square feet of GLA located in four states.

          Preferred Equity Capital -

The Company maintains a Preferred Equity program, which provides capital to developers and owners of real estate properties.  During 2005, the Company provided in separate transactions, an aggregate of approximately $84.3 million in investment capital to developers and owners of 79 real estate properties.  As of December 31, 2005, the Company’s net investment under the Preferred Equity program was approximately $225.9 million relating to 131 properties.  For the year ended December 31, 2005, the Company earned approximately $32.8 million, including $12.6 million from promoted interests earned from six capital transactions from these investments.

Mortgages and Other Financing Receivables -

During May 2002, the Company provided a secured $15.0 million three-year term loan and a secured $7.5 million revolving credit facility to Frank’s, at an interest rate of 10.25% per annum collateralized by 40 real estate interests. Interest was payable quarterly in arrears. During 2003, the revolving credit facility was amended to increase the total borrowing capacity to $17.5 million. During January 2004, the revolving loan was further amended to provide up to $33.75 million of borrowings from the Company. During September 2004, Frank’s filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company committed to provide an additional $27.0 million of Debtor-in-Possession financing with a term of one year at an interest rate of Prime plus 1.00% per annum.  During July 2005, Frank’s emerged from bankruptcy as FNC and repaid all outstanding amounts owed to the Company under the revolving credit facility and Debtor-in-Possession agreement (See Recent Developments – FNC Realty Corporation and Note 3 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).

During April 2005, the Company provided a construction loan commitment of up to MXP 53.5 million (approximately USD $5.0 million) to a developer for the construction of a new retail center in Acapulco, Mexico.  The loan bears interest at a fixed rate of 11.75% and provides for an additional 20% participation of property cash flow, as defined.  This loan is initially interest only and then converts to an amortizing loan at the earlier of 120 days after construction completion or upon opening of the anchor tenant.  This loan is collateralized by the related property and matures in May 2015.  As of December 31, 2005, there was approximately MXP 53.5 million (USD $5.0 million) outstanding on this loan.

Additionally, during April 2005, a newly formed joint venture, in which the Company has a 50% non-controlling interest, provided a retailer with a three-year $28.0 million revolving line of credit at a floating interest rate of Prime plus 5.5% per annum.  The facility also provides for a 3.0% unused line fee and a 2.50% origination fee.  The facility is collateralized by certain real estate interests of the borrower.  As of December 31, 2005, the outstanding balance on this facility was $10.2 million of which the Company’s share was $5.2 million.

During May 2005, a newly formed joint venture, in which the Company has a 44.38% non-controlling interest, provided Debtor-in-Possession financing to a healthcare facility that recently filed for bankruptcy and is closing its operations.  The term of this loan is two years and bears interest at prime plus 2.5%.  The loan is collateralized by a hospital building, a six-story commercial building, a 12-story 133-unit apartment complex and various other building structures.  The Company’s share of the outstanding balance of this loan at December 31, 2005, is $2.9 million.

Additionally, during May 2005, the Company acquired four mortgage loans collateralized by individual properties with an aggregate face value of approximately $16.6 million for approximately $14.3 million.  These performing loans, which provide for monthly payments of principal and interest, bear interest at a fixed-rate of 7.57% and mature on June 1, 2019.  As of December 31, 2005, there was an aggregate of approximately $14.1 million outstanding on these loans.

During September 2005, a newly formed joint venture, in which the Company has an 80%

Back to Contents

interest, acquired a $43.6 million mortgage receivable for a purchase price of approximately $34.2 million.  This performing loan bears interest at a rate of three-month LIBOR plus 2.75% per annum and matures on January 12, 2010.  The loan is collateralized by a 626-room hotel located in Lake Buena Vista, FL.  The Company has determined that this entity is a VIE and has further determined that the Company is the primary beneficiary of this VIE and has therefore consolidated it for financial reporting purposes.  As of December 31, 2005, the outstanding loan balance, net of discount, was approximately $35.0 million.

During October 2005, the Company provided a construction loan commitment of up to $38.1 million to a developer for acquisition and re-development of a retail center located in Richland Township, PA.  The loan is interest only at a rate of LIBOR plus 220 basis points and matures in October 2007.  As of December 31, 2005, the outstanding balance on this loan was approximately $3.2 million.

During March 2002, the Company provided a $50.0 million ten-year loan to Shopko Stores, Inc., at an interest rate of 11.0% per annum collateralized by 15 properties.  The Company received principal and interest payments on a monthly basis.  During January 2003, the Company sold a $37.0 million participation interest in this loan to an unaffiliated third party.  The interest rate on the $37.0 million participation interest was a variable rate based on LIBOR plus 3.50%.  The Company continued to act as the servicer for the full amount of the loan.  During December 2005, Shopko, as part of its privatization transaction, prepaid the outstanding loan balance of approximately $46.7 million in full satisfaction of this loan.  As part of this loan satisfaction, Shopko paid the Company a prepayment fee of approximately $14.0 million.

During July 2004, the Company provided an $11.0 million five-year term loan to a retailer at a floating interest rate of Prime plus 3.0% per annum or, at the borrower’s election, LIBOR plus 5.5% per annum.  The facility was interest only, payable monthly in arrears and was collateralized by certain real estate interests of the borrower.  During December 2005, the borrower elected to prepay the outstanding loan balance of $11.0 million in full satisfaction of this loan.

During December 2005, the Company provided a construction loan commitment of up to MXP 39.9 million (approximately USD $3.7 million) to a developer for the construction of a new retail center in Magno Deco, Mexico.  The loan bears interest at a fixed rate of 11.75% and provides for an additional 20% participation of property cash flow, as defined.  This loan is collateralized by the related property and matures in May 2015.  As of December 31, 2005, there was approximately MXP 38.7 million (USD $3.6 million) outstanding on this loan.

Financing Transactions -

          Non-Recourse Mortgage Debt -

During 2005, the Company (i) obtained an aggregate of approximately $95.6 million of individual non-recourse mortgage debt on 53 operating properties, (ii) assumed approximately $79.7 million of individual non-recourse mortgage debt relating to the acquisition of 11 operating properties, including approximately $6.3 million of fair value debt adjustments, (iii) consolidated approximately $33.2 million of non-recourse mortgage debt relating to the purchase of additional ownership interests in various entities, (iv) assigned approximately $119.8 million of individual non-recourse mortgage debt relating to the transfer of 49 operating properties to various co-investment ventures in which the Company has non-controlling interests ranging from 10% to 30%, (v) paid off approximately $66.9 million of individual non-recourse mortgage debt that encumbered 11 operating properties,(vi) deconsolidated approximately $41.1 million of non-recourse mortgage debt relating to the reduction of the Company’s economic interest in a joint venture and (vii) assigned approximately $7.8 million of non-recourse mortgage debt relating to the sale of one operating property.

          Unsecured Debt -

During February 2005, the Company issued $100.0 million of fixed rate unsecured senior notes under its medium-term notes (“MTN”) program.  This fixed rate MTN matures in February 2015 and bears interest at 4.904% per annum.  The proceeds from this MTN issuance were primarily used for the repayment of all $20.0 million of the Company’s fixed rate notes that matured in April 2005, which bore interest at 7.91%, all $10.25 million of the Company’s fixed rate notes that matured in May 2005, which bore interest at 7.30%, and partial repayment of the Company’s $100.0 million fixed rate notes, which matured in June 2005, and bore interest at 6.73%.

Back to Contents

During June 2005, the Company issued $200.0 million of fixed rate unsecured senior notes under its MTN program.  This fixed rate MTN matures in June 2014 and bears interest at 4.82% per annum.  The proceeds from this issuance were primarily used to repay a portion of the outstanding balance under the Company’s U.S. revolving credit facility and for general corporate purposes.

During November 2005, the Company issued an aggregate $250.0 million of fixed rate unsecured senior notes under its MTN program.  The Company issued a $150.0 million MTN which matures in November 2015 and bears interest at a fixed rate of 5.584% per annum and a $100.0 million MTN which matures in February 2011 and bears interest at fixed rate of 5.304% per annum.  Proceeds from these MTN issuances were used for general corporate purposes and to repay a portion of the outstanding balance under the Company’s U.S. revolving credit facility.  A portion of the outstanding balance related to the repayment of the Company’s $50.0 million 7.68% fixed rate notes, which matured on November 1, 2005, and repayment of the Company’s $20.0 million 6.83% fixed rate notes, which matured on November 14, 2005.

During April 2005, Kimco North Trust III, a wholly-owned entity of the Company, completed the issuance of $150.0 million Canadian denominated senior unsecured notes.  The notes bear interest at a fixed rate of 4.45% and mature on April 21, 2010.  The Company has provided a full and unconditional guarantee of the notes.  The proceeds were used by Kimco North Trust III to pay down outstanding indebtedness under existing credit facilities, to fund long-term investments in Canadian real estate and for general corporate purposes.  The senior unsecured notes are governed by an indenture by and among Kimco North Trust III, the Company, as guarantor, and BNY Trust Company of Canada, as trustee, dated April 21, 2005.

          Construction Loans -

During 2005, the Company obtained a term loan and construction financing on two ground-up development projects for an aggregate loan amount of up to $50.5 million, of which approximately $22.4 million was funded as of December 31, 2005.  As of December 31, 2005, the Company had a total of 15 construction loans with commitments of up to $343.5 million, of which $228.5 million had been funded to the Company.  These loans had maturities ranging from 4 months to 31 months and variable interest rates ranging from 6.04% to 6.64% at December 31, 2005.

          Credit Facilities -

During July 2005, the Company established a new $850.0 million unsecured revolving credit facility (the “Credit Facility”), which is scheduled to expire in July 2008. This Credit Facility replaces the Company’s $500.0 million unsecured credit facility, which was scheduled to expire in June 2006. Under the Credit Facility, funds may be borrowed for general corporate purposes, including the funding of (i) property acquisitions, (ii) development and redevelopment costs and (iii) any short-term working capital requirements. Interest on borrowings under the Credit Facility accrue at a spread (currently 0.45%) to LIBOR and fluctuates in accordance with changes in the Company’s senior debt ratings.  As part of this Credit Facility, the Company has a competitive bid option whereby the Company may auction up to $425.0 million of its requested borrowings to the bank group.  This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread to LIBOR of 0.45%.  A facility fee of 0.125% per annum is payable quarterly in arrears. In addition, the Company has a $200.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Pounds Sterling, Japanese Yen or Euros.  Pursuant to the terms of the Credit Facility, the Company, among other things, is (i) subject to maintaining certain maximum leverage ratios on both unsecured senior corporate debt and minimum unencumbered asset and equity levels and (ii) restricted from paying dividends in amounts that exceed 95% of funds from operations, as defined.  As of December 31, 2005, there was $200.0 million outstanding under this credit facility.

During September 2004, the Company entered into a three-year CAD $150.0 million unsecured revolving credit facility with a group of banks.  This facility bears interest at the CDOR Rate, as defined, plus 0.50% and is scheduled to expire in September 2007.  During March 2005, this facility was increased to CAD $250.0 million and the scheduled maturity date was extended to March 2008.  During January 2006, the facility was further amended to reduce the borrowing spread to 0.45% and to modify the covenant package to conform to the Company’s $850.0 million U.S. Credit Facility.  Proceeds from this facility will be used for general corporate purposes including the funding of Canadian denominated investments. As of December 31, 2005, there was CAD $110.0 million (approximately USD $94.7 million) outstanding under this facility.

Back to Contents

During May 2005, the Company entered into a three-year MXP 500.0 million unsecured revolving credit facility.  This facility bears interest at the TIIE Rate, as defined, plus 1.00% and is scheduled to expire in May 2008.  Proceeds from this facility will be used to fund peso-denominated investments.  As of December 31, 2005, there was MXP 500.0 million (approximately USD $46.7 million) outstanding under this facility.

          Equity -

During July 2005, the Company filed a shelf registration statement on Form S-3 for up to $1.0 billion of debt securities, preferred stock, depositary shares, common stock and common stock warrants.  As of December 31, 2005, the Company had $750.0 million available for issuance under this shelf registration statement.

During 2005, the Company received approximately $49.0 million through employee stock option exercises and the dividend reinvestment program.

Exchange Listings

The Company’s common stock and Class F Depositary Shares are traded on the NYSE under the trading symbols “KIM” and “KIMprF”, respectively.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

Real Estate Portfolio  As of January 1, 2006, the Company’s real estate portfolio was comprised of interests in approximately 106.6 million square feet of GLA (not including 131 property interests comprising 10.8 million square feet of GLA related to the Preferred Equity program, 46 property interests comprising 0.8 million square feet of GLA related to FNC Realty and 15.0 million square feet of planned GLA for the 45 ground-up development projects) in 786 operating properties primarily consisting of neighborhood and community shopping centers, 22 retail store leases and six parcels of undeveloped land located in 44 states, Canada and Mexico.  The Company’s portfolio includes a 43.3% interest in 68 shopping center properties comprising approximately 14.2 million square feet of GLA relating to KIR, a 50% interest in 34 shopping center properties comprising approximately 8.0 million square feet of GLA relating to the RioCan Venture, a 20% interest in 38 shopping center properties comprising approximately 5.6 million square feet of GLA relating to KROP and various interests in 112 properties comprising approximately 14.5 million square feet of GLA relating to other institutional co-investment programs.  Neighborhood and community shopping centers comprise the primary focus of the Company’s current portfolio.  As of January 1, 2006, approximately 94.6% of the Company’s neighborhood and community shopping center space (excluding the KIR, KROP and other institutional co-investment program portfolios) was leased, and the average annualized base rent per leased square foot of the portfolio was $9.44.

The Company’s neighborhood and community shopping center properties, generally owned and operated through subsidiaries or joint ventures, had an average size of approximately 142,000 square feet as of January 1, 2006.  The Company generally retains its shopping centers for long-term investment and consequently pursues a program of regular physical maintenance together with major renovations and refurbishing to preserve and increase the value of its properties.  These projects usually include renovating existing facades, installing uniform signage, resurfacing parking lots and enhancing parking lot lighting.  During 2005, the Company capitalized approximately $6.8 million in connection with these property improvements and expensed to operations approximately $18.9 million.

The Company’s neighborhood and community shopping centers are usually “anchored” by a national or regional discount department store, supermarket or drugstore.  As one of the original participants in the growth of the shopping center industry and one of the nation’s largest owners and operators of shopping centers, the Company has established close relationships with a large number of major national and regional retailers.  Some of the major national and regional companies that are tenants in the Company’s shopping center properties include The Home Depot, TJX Companies, Sears Holdings, Kohl’s, Royal Ahold, Wal-Mart, Best Buy, Linens N Things, Costco and Bed Bath & Beyond.

A substantial portion of the Company’s income consists of rent received under long-term leases.  Most of the leases provide for the payment of fixed base rentals monthly in advance and for the payment by tenants of an allocable share of the real estate taxes, insurance, utilities and common area maintenance expenses incurred in operating the shopping centers.  Although many of the leases require the Company to make roof and structural repairs as needed, a number of tenant leases place that responsibility on the

Back to Contents

tenant, and the Company’s standard small store lease provides for roof repairs to be reimbursed by the tenant as part of common area maintenance.  The Company’s management places a strong emphasis on sound construction and safety at its properties.

Approximately 1,750 of the Company’s 7,600 leases also contain provisions requiring the payment of additional rent calculated as a percentage of tenants’ gross sales above predetermined thresholds.  Percentage rents accounted for approximately 1% of the Company’s revenues from rental property for the year ended December 31, 2005.

Minimum base rental revenues and operating expense reimbursements accounted for approximately 99% of the Company’s total revenues from rental property for the year ended December 31, 2005.  The Company’s management believes that the base rent per leased square foot for many of the Company’s existing leases is generally lower than the prevailing market-rate base rents in the geographic regions where the Company operates, reflecting the potential for future growth.

For the period January 1, 2005, to December 31, 2005, the Company increased the average base rent per leased square foot in its portfolio of neighborhood and community shopping centers from $9.02 to $9.44, an increase of $0.42.  This increase primarily consists of (i) an $0.18 increase relating to acquisitions, (ii) a $0.01 increase relating to dispositions or the transfer of properties to various joint venture entities, (iii) a $0.04 increase related to the fluctuation in exchange rates related to Canadian and Mexican-denominated leases and (iv) a $0.19 increase relating to new leases signed net of leases vacated and rent step-ups within the portfolio.

The Company seeks to reduce its operating and leasing risks through geographic and tenant diversity.  No single neighborhood and community shopping center accounted for more than 0.8% of the Company’s total shopping center GLA or more than 1.2% of total annualized base rental revenues as of December 31, 2005. The Company’s five largest tenants at December 31, 2005, were The Home Depot, TJX Companies, Sears Holdings, Kohl’s and Royal Ahold, which represent approximately 3.6%, 3.2%, 2.7%, 2.5% and 2.0%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.  The Company maintains an active leasing and capital improvement program that, combined with the high quality of the locations, has made, in management’s opinion, the Company’s properties attractive to tenants.

The Company’s management believes its experience in the real estate industry and its relationships with numerous national and regional tenants gives it an advantage in an industry where ownership is fragmented among a large number of property owners.

Retail Store Leases  In addition to neighborhood and community shopping centers, as of January 1, 2006, the Company had interests in retail store leases totaling approximately 2.0 million square feet of anchor stores in 22 neighborhood and community shopping centers located in 15 states.  As of January 1, 2006, approximately 99.9% of the space in these anchor stores had been sublet to retailers that lease the stores under net lease agreements providing for average annualized base rental payments of $3.93 per square foot. The average annualized base rental payments under the Company’s retail store leases to the landowners of such subleased stores are approximately $2.58 per square foot.  The average remaining primary term of the retail store leases (and, similarly, the remaining primary term of the sublease agreements with the tenants currently leasing such space) is approximately 4.1 years, excluding options to renew the leases for terms which generally range from five to 30 years.  The Company’s investment in retail store leases is included in the caption Other Real Estate Investments on the Company’s Consolidated Balance Sheets.

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

Ground-Up Development Properties  The Company is engaged in ground-up development projects which consists of (i) merchant building through the Company’s wholly-owned taxable REIT subsidiary KDI, which develops neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Mexico and Canada for long-term investment (see Recent Developments – International Real Estate Investments and Note 3 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).  The ground-up development

Back to Contents

projects generally have substantial pre-leasing prior to the commencement of the construction.  As of December 31, 2005, the Company had in progress a total of 38 ground-up development projects including 26 merchant building projects, five domestic ground-up development projects, six ground-up development projects located throughout Mexico and one ground-up project located in Canada.

As of January 1, 2006, KDI has currently in progress 26 ground-up development projects located in nine states, which are expected to be sold upon completion.  These projects had substantial pre-leasing prior to the commencement of construction.  As of January 1, 2006, the average annual base rent per leased square foot for the KDI portfolio was $15.34 and the average annual base rent per leased square foot for new leases executed in 2005 was $15.19.

Undeveloped Land  The Company owns certain unimproved land tracts and parcels of land adjacent to certain of its existing shopping centers that are held for possible expansion. At times, should circumstances warrant, the Company may develop or dispose of these parcels.

The table on pages 26 to 35 sets forth more specific information with respect to each of the Company’s property interests.

Item 3.  Legal Proceedings

The Company is not presently involved in any litigation nor, to its knowledge, is any litigation threatened against the Company or its subsidiaries that, in management’s opinion, would result in any material adverse effect on the Company’s ownership, management or operation of its properties, or which is not covered by the Company’s liability insurance.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Back to Contents

	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION) (2)	LAND AREA (ACRES)	LEASABLE AREA (SQ. FT.)		MAJOR LEASES
					PERCENT
					LEASED		LEASE	OPTION		LEASE	OPTION		LEASE	OPTION
LOCATION					(1)	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION

ALABAMA
FAIRFIELD	2000	FEE	10.0	86,566	100.0	TELETECH CUSTOM	2009	2029
HOOVER	2000	FEE	11.5	115,347	100.0	WAL-MART	2025	2095
MOBILE (9)	2002	JOINT VENTURE	52.8	527,625	62.4	ACADEMY SPORTS	2021	2031	CIRCUIT CITY	2041	2041	ROSS DRESS FOR LESS	2015	2035
ALASKA
KENAI	2003	JOINT VENTURE	14.7	146,759	100.0	HOME DEPOT	2018	2048
ARIZONA
ANTHEM (4)	2004	JOINT VENTURE	6.6	15,000	100.0
CHANDLER (4)	2004	JOINT VENTURE	29.3	—	—
GLENDALE (7)	1998	JOINT VENTURE	40.5	333,388	97.8	COSTCO	2011	2046	FLOOR & DECOR	2015	2025	LEVITZ	2012	2032
GLENDALE (3)	1998	JOINT VENTURE	26.5	92,228	100.0	SEARS	2006	2016	MICHAELS	2008	2018	ANNA'S LINENS	2015	2025
MESA	1998	FEE	19.8	144,617	81.2	ROSS DRESS FOR LESS	2010	2015	BLACK ANGUS	2010	2015
MARANA	2003	FEE	18.2	191,008	100.0	LOWE'S HOME CENTER	2019	2069
MESA (11)	2004	FEE	29.4	307,375	100.0	SPORTS AUTHORITY	2016	2046	SIMPLY ARTRAGEOUS	2014	2019	CIRCUIT CITY	2016	2036
MESA (4)	2005	JOINT VENTURE	12.8	448,000	100.0	WAL-MART	2026	2076	BASS PRO OUTDOOR WORLD	2027	2057	CINEMARK USA	2022	2037
MESA (4)	2005	JOINT VENTURE	71.0	—	—
NORTH PHOENIX	1998	FEE	17.0	230,164	87.0	BURLINGTON COAT FACTORY	2013	2023	MICHAELS	2007	2022	STAPLES	2010	2025
PHOENIX	1998	JOINT VENTURE	1.7	16,410	100.0	CHAPMAN BMW	2016	2031
PHOENIX	1998	FEE	13.4	153,180	100.0	HOME DEPOT	2020	2050	JO-ANN FABRICS	2010	2025
PHOENIX	1998	FEE	26.6	333,382	90.4	COSTCO	2006	2041	PHOENIX RANCH MARKET	2021	2041	RODEO	2006
PHOENIX	1997	FEE	17.5	131,621	91.0	SAFEWAY	2009	2039	TRADER JOE'S	2014	2029
GLENDALE (11)	2004	FEE	6.4	70,428	100.0	SAFEWAY	2016	2046
SURPRISE (4)	2004	JOINT VENTURE	112.9	—	—
TEMPE	2004	FEE	21.1	237,018	99.4	COSTCO	2009	2039	PETSMART	2011	2031	STAPLES	2008	2025
TUCSON	2003	JOINT VENTURE	17.8	190,174	100.0	LOWE'S HOME CENTER	2019	2069
TEMPE (11)	2004	FEE	24.0	228,000	98.0	TERRI'S CONSIGN & DESIGN	2011	2021	CIRCUIT CITY	2016	2036	JCPENNEY	2008	2028
CALIFORNIA
ALHAMBRA	1998	FEE	18.4	195,455	100.0	COSTCO	2027	2057	COSTCO	2027	2057	JO-ANN FABRICS	2009	2019
ANAHEIM	1995	FEE	1.0	15,396	100.0
CARMICHAEL	1998	FEE	18.5	210,306	100.0	HOME DEPOT	2008	2022	SPORTS AUTHORITY	2009	2024	LONGS DRUG	2013	2033
CHINO HILLS	2005	FEE	7.3	73,352	98.3	STATER BROTHERS	2022	2052
CHULA VISTA	1998	FEE	34.3	356,335	100.0	COSTCO	2029	2079	WAL-MART	2025	2086	NAVCARE	2009
COLMA (8)	2003	JOINT VENTURE	6.4	213,532	100.0	MARSHALLS	2007	2012	NORDSTROM'S RACK	2007	2017	BED BATH & BEYOND	2011	2026
CORONA	1998	FEE	47.6	486,958	100.0	COSTCO	2007	2042	HOME DEPOT	2010	2029	LEVITZ	2009	2029
COVINA (7)	2000	GROUND LEASE (2054)/ JOINT VENTURE	26.0	269,433	97.3	HOME DEPOT	2009	2034	STAPLES	2006	2011	PETSMART	2008	2028
DALY CITY (3)	2002	FEE	25.6	529,841	100.0	HOME DEPOT	2026	2056	BURLINGTON COAT FACTORY	2012	2022	SAFEWAY	2009	2024
EL CAJON	2003	JOINT VENTURE	12.3	123,343	100.0	KOHL'S	2024	2053	MICHAELS	2015	2035
FOLSOM	2003	JOINT VENTURE	9.5	108,255	100.0	KOHL'S	2018	2048
FREMONT (12) (3)	2005	JOINT VENTURE	44.4	495,979	96.1	SAFEWAY	2025	2050	BED BATH & BEYOND	2010	2025	MARSHALLS	2015	2030
FRESNO (11)	2004	FEE	10.8	121,107	100.0	BED BATH & BEYOND	2010	2025	SPORTMART	2013	2023	ROSS DRESS FOR LESS	2011	2031
LA MIRADA (3)	1998	FEE	31.2	260,092	99.3	TOYS "R" US	2012	2032	US POST OFFICE	2010	2020	MOVIES 7 DOLLAR THEATRE	2008	2018
MONTEBELLO (7)	2000	JOINT VENTURE	25.4	251,489	100.0	SEARS	2012	2062	TOYS "R" US	2018	2043	AMC THEATRES	2012	2032
MORGAN HILL	2003	JOINT VENTURE	8.1	103,362	100.0	HOME DEPOT	2024	2054
NORTHRIDGE	2005	FEE	9.3	158,812	100.0	DSW SHOE WAREHOUSE	2016	2028	LINENS N THINGS	2013	2028	GELSON'S MARKET	2017	2027
NOVATO (12)	2003	FEE	11.3	133,862	94.7	SAFEWAY	2025	2060	RITE AID	2008	2023	BIG LOTS	2010	2020
OXNARD (7)	1998	JOINT VENTURE	14.4	171,580	100.0	TARGET	2008	2013	FOOD 4 LESS	2008		24 HOUR FITNESS CENTER	2010	2020
PACIFICA (10)	2004	JOINT VENTURE	13.6	168,878	97.4	SAFEWAY	2018	2038	ROSS DRESS FOR LESS	2010	2020	RITE AID	2007
REDWOOD CITY (11)	2004	FEE	6.4	49,429	100.0	ORCHARD SUPPLY HARDWARE	2009	2029
ROSEVILLE (11)	2004	FEE	20.3	188,493	100.0	SPORTS AUTHORITY	2016	2031	LINENS N THINGS	2012	2027	ROSS DRESS FOR LESS	2008	2028
SAN DIEGO	2005	FEE	8.3	122,005	95.4	STEIN MART	2013	2028	HOMEGOODS	2014	2033	OFFICE DEPOT	2013	2028
SAN DIEGO (11)	2004	FEE	10.4	98,474	100.0	RITE AID	2018	2043	ROSS DRESS FOR LESS	2009	2024	PETCO	2009	2014
SAN DIEGO (7)	2000	JOINT VENTURE	11.2	117,410	100.0	ALBERTSONS	2012		SPORTMART	2013
SAN DIEGO (11)	2004	FEE	42.1	411,375	100.0	COSTCO	2014	2044	PRICE SELF STORAGE	2011		CHARLOTTE RUSSE	2009	2019
SAN DIEGO (11)	2004	FEE	5.9	35,000	100.0	CLAIM JUMPER	2013	2023
SAN LUIS OBISPO	2005	FEE	17.6	174,428	98.2	VON'S	2017	2042	MICHAELS	2008	2028	SAV-ON DRUG	2017	2047
SAN RAMON (7) (3)	1999	JOINT VENTURE	5.3	41,913	100.0	PETCO	2012	2022
SANTA ANA	1998	FEE	12.0	134,400	100.0	HOME DEPOT	2015	2035
SANTA ROSA	2005	FEE	4.2	41,565	100.0	ACE HARDWARE	2009
SANTEE	2003	JOINT VENTURE	44.5	311,437	96.6	24 HOUR FITNESS	2017		BED BATH & BEYOND	2012	2017	TJ MAXX	2012	2027
SANTEE	1998	FEE	10.4	103,903	98.6	OFFICE DEPOT	2011	2021	ROSS DRESS FOR LESS	2009	2024	MICHAELS	2008	2018
SIGNAL HILL (11)	2004	FEE	15.0	153,291	100.0	HOME DEPOT	2014	2034	PETSMART	2009	2024
STOCKTON	1999	FEE	14.6	152,919	100.0	SUPER UNITED FURNITURE	2009	2019	OFFICE DEPOT	2006	2016	COSTCO	2008	2033
TEMECULA (7)	1999	JOINT VENTURE	40.0	342,336	99.5	KMART	2017	2032	FOOD 4 LESS	2010	2030	TRISTONE THEATRES	2008	2018
TEMECULA (11)	2004	FEE	47.4	345,113	100.0	WAL-MART	2028	2058	KOHL'S	2023	2043	ROSS DRESS FOR LESS	2014	2034
TORRANCE (7)	2000	JOINT VENTURE	26.7	266,847	99.8	HL TORRANCE	2011	2021	LINENS N THINGS	2010	2020	MARSHALLS	2009	2019
TUSTIN	2003	JOINT VENTURE	9.1	108,413	100.0	KMART	2018	2048
TUSTIN (4)	2005	JOINT VENTURE	111.8	524,000	100.0	TARGET	2015	2040	WHOLE FOODS	2010	2030	TJ MAXX	2010	2020
COLORADO
AURORA (3)	1998	FEE	13.8	154,485	91.7	TJ MAXX	2007	2012	SPACE AGE FEDERAL	2008
AURORA	1998	FEE	9.9	44,174	87.9
AURORA	1998	FEE	13.9	152,981	82.4	ALBERTSONS	2007	2052	CROWN LIQUORS	2015		KEY BANK	2007	2032
COLORADO SPRINGS	1998	FEE	10.7	107,310	18.6
DENVER	1998	FEE	1.5	18,405	100.0	SAVE-A-LOT	2012	2027
ENGLEWOOD	1998	FEE	6.5	80,330	92.6	HOBBY LOBBY	2013	2023	OLD COUNTRY BUFFET	2009	2019
FORT COLLINS	2000	FEE	10.6	105,862	100.0	KOHL'S	2020	2070
GREENWOOD VILLAGE	2003	JOINT VENTURE	21.0	196,726	100.0	HOME DEPOT	2019	2069
GREELEY (12)	2005	JOINT VENTURE	14.4	138,818	92.5	BED BATH & BEYOND	2016	2036	MICHAELS	2015	2035	CIRCUIT CITY	2016	2031
LAKEWOOD	1998	FEE	7.6	82,581	95.2	SAFEWAY	2007	2032
CONNECTICUT
BRANFORD (7)	2000	JOINT VENTURE	19.1	191,352	98.4	KOHL'S	2007	2022	SUPER FOODMART	2016	2038
DERBY	2001	JOINT VENTURE	20.7	53,346	100.0	MARSHALLS	2006	FASHION BUG	2006
ENFIELD (7) (3)	2000	JOINT VENTURE	15.0	136,470	100.0	KOHL'S	2021	2041	BEST BUY	2016	2031
FARMINGTON	1998	FEE	16.9	184,572	100.0	SPORTS AUTHORITY	2018	2063	LINENS N THINGS	2016	2036	BORDERS BOOKS	2018	2063
HAMDEN (3)	1967	JOINT VENTURE	31.7	341,502	100.0	WAL-MART	2019	2039	BON-TON	2012		BOB'S STORES	2016	2036
NORTH HAVEN	1998	FEE	31.7	331,919	96.0	HOME DEPOT	2009	2029	BJ'S	2006	2041	XPECT DISCOUNT	2008	2013
WATERBURY	1993	FEE	13.1	137,943	100.0	RAYMOUR & FLANIGAN FURNITURE	2017	2037	STOP & SHOP	2013	2043
DELAWARE
ELSMERE	1979	GROUND LEASE (2076)	17.1	114,530	100.0	VALUE CITY	2008	2038
DOVER (5)	1999	JOINT VENTURE	89.0	—	—
DOVER (3)	2003	FEE	6.7	6,000	100.0
MILFORD (8)	2004	JOINT VENTURE	7.8	61,100	86.4	FOOD LION	2014	2034
WILMINGTON (10)	2004	GROUND LEASE (2052)/ JOINT VENTURE	25.9	165,805	100.0	SHOPRITE	2014	2044	SPORTS AUTHORITY	2008	2023	RAYMOUR FURNITURE	2019	2044

Back to Contents

	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION) (2)	LAND AREA (ACRES)	LEASABLE AREA (SQ. FT.)		MAJOR LEASES
					PERCENT
					LEASED		LEASE	OPTION		LEASE	OPTION		LEASE	OPTION
LOCATION					(1)	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION

FLORIDA
ALTAMONTE SPRINGS	1995	FEE	5.6	94,193	100.0	ORIENTAL MARKET	2012	2022	THOMASVILLE HOME	2011	2021	PEARL ARTS N CRAFTS	2008	2018
ALTAMONTE SPRINGS	1998	JOINT VENTURE	19.4	271,101	95.6	BAER'S FURNITURE	2024	2034	TOUCHSTAR CINEMAS	2010		LEATHER GALLERIES	2009	2014
BOCA RATON	1967	FEE	9.9	73,549	100.0	WINN DIXIE	2008	2033
BOYNTON BEACH (7)	1999	FEE	18.0	197,362	99.0	BEALLS	2006	2056	ALBERTSONS	2015	2040
BRADENTON	1968	JOINT VENTURE	6.2	30,938	100.0	GRAND CHINA BUFFET	2009	2014
BRADENTON	1998	FEE	19.6	162,997	99.5	PUBLIX	2012	2032	TJ MAXX	2009	2019	JO-ANN FABRICS	2009	2024
BRANDON (7)	2001	FEE	29.7	143,785	100.0	BED BATH & BEYOND	2010	2020	ROSS DRESS FOR LESS	2010	2025	THOMASVILLE HOME	2010	2020
CLEARWATER	1997	JOINT VENTURE	20.6	75,552	100.0	FREEDOM FORD	2007	2017
CLEARWATER	2005	FEE	20.7	207,071	100.0	HOME DEPOT	2023	2068	JO-ANN FABRICS	2014	2034	STAPLES	2014	2034
CORAL SPRINGS	1994	FEE	5.9	55,597	100.0	LINENS N THINGS	2012	2027
CORAL SPRINGS	1997	FEE	9.8	86,342	100.0	TJ MAXX	2007	2017	RAG SHOP	2006	2026	BLOCKBUSTER	2006	2016
CORAL WAY	1992	JOINT VENTURE	8.7	87,305	100.0	WINN DIXIE	2011	2036
CUTLER RIDGE	1998	JOINT VENTURE	6.6	37,640	100.0	POTAMKIN CHEVROLET	2015	2050
EAST ORLANDO	1971	GROUND LEASE (2068)	11.6	131,981	100.0	SPORTS AUTHORITY	2010	2020	OFFICE DEPOT	2010	2025	C-TOWN	2013	2028
FORT LAUDERDALE (11)	2004	FEE	22.9	229,034	93.2	REGAL CINEMAS	2017	2057	OFFICE DEPOT	2011	2026
HIALEAH	1998	JOINT VENTURE	4.6	23,625	100.0	POTAMKIN CHEVROLET	2015	2050
HOLLYWOOD	2002	JOINT VENTURE	5.0	50,000	100.0	HOME GOODS	2010		MICHAELS	2010	2030
HOLLYWOOD (11)	2004	FEE	98.9	871,723	100.0	HOME DEPOT	2019	2069	KMART	2019	2069	BJ'S	2019	2069
HOLLYWOOD (11)	2004	FEE	10.5	137,196	90.4	MANTECH ADVANCED SYSTEMS	2008	2013	TRADER PUBLISHING COMPANY	2007		KOS PHARMACEUTICALS	2007
HOMESTEAD	1972	GROUND LEASE (2018)/JOINT VENTURE	21.0	207,714	100.0	PUBLIX	2014	2034	MARSHALLS	2011	2026	OFFICEMAX	2013	2028
JACKSONVILLE	2002	JOINT VENTURE	5.1	51,002	100.0	MICHAELS	2013	2033	HOME GOODS	2010	2020
JACKSONVILLE	1999	FEE	18.6	205,696	97.7	BURLINGTON COAT FACTORY	2008	2018	OFFICEMAX	2012	2032	TJ MAXX	2007	2017
JACKSONVILLE (4)	2005	JOINT VENTURE	29.1	68,000	100.0	MICHAELS	2015	2035	OFFICEMAX	2018	2033
JACKSONVILLE (4)	2003	JOINT VENTURE	86.0	4,000	100.0
JACKSONVILLE (4)	2005	JOINT VENTURE	95.5	45,000	100.0	HAVERTY'S	2013	2023
JENSEN BEACH (9)	2002	JOINT VENTURE	19.8	197,731	99.3	HOME DEPOT	2025	2030	PETSMART	2009	2029	RAG SHOP	2006	2020
JENSEN BEACH	1994	FEE	20.7	173,356	94.6	SERVICE MERCHANDISE	2010	2070	MARSHALLS	2010	2020	BEALLS	2008	2013
KEY LARGO (7)	2000	JOINT VENTURE	21.5	207,332	97.1	KMART	2014	2064	PUBLIX	2009	2029	BEALLS OUTLET	2008	2011
KISSIMMEE	1996	FEE	18.4	130,983	69.4	OFFICEMAX	2012	2027	JO-ANN FABRICS	2006		DOCKSIDE IMPORT	2006
LAKELAND	1990	JOINT VENTURE	10.5	104,862	83.3	SPORTS AUTHORITY	2011		LAKELAND THEATRE	2010		CHUCK E. CHEESE	2013
LAKELAND	2001	FEE	22.9	229,383	96.5	STEIN MART	2006	2026	AMC THEATRES	2007	2017	ROSS DRESS FOR LESS	2007	2012
LARGO	1968	FEE	12.0	149,472	100.0	WAL-MART	2007	2027	SUNSHINE THRIFT STORE	2010	2020
LARGO	1992	FEE	29.4	215,916	98.8	PUBLIX	2009	2029	AMC THEATRES	2011	2036	OFFICE DEPOT	2009	2019
LARGO	1993	FEE	6.6	56,668	66.5
LAUDERDALE LAKES	1968	JOINT VENTURE	10.0	115,341	100.0	SAVE-A-LOT	2007	2017	THINK THRIFT	2007	2017
LAUDERHILL	1978	FEE	17.8	181,416	94.7	BABIES R US	2009	2014	SMART & FINAL	2017		WORLD JEWELRY CENTER II	2014	2024
LEESBURG	1969	GROUND LEASE (2017)	1.3	13,468	100.0
MARGATE	1993	FEE	34.1	260,729	93.9	PUBLIX	2008	2028	OFFICE DEPOT	2010	2020	SAM ASH MUSIC	2011
MELBOURNE	1968	GROUND LEASE (2071)	11.5	168,737	91.1	SUBMITTORDER	2010	2022	WALGREENS	2045		GOODWILL INDUSTRIES	2007	2012
MELBOURNE	1998	FEE	13.2	148,660	73.3	JO-ANN FABRICS	2016	2031	BED BATH & BEYOND	2013	2028	MARSHALLS	2010
MIAMI	1968	FEE	8.2	104,908	100.0	HOME DEPOT	2029	2059	MILAM'S MARKET	2008		WALGREENS	2009
MIAMI	1962	JOINT VENTURE	14.0	79,273	100.0	BABIES R US	2011	2021	FIRESTONE TIRE	2008
MIAMI	1986	FEE	7.8	83,380	100.0	PUBLIX	2009	2029	WALGREENS	2018
MIAMI	1998	JOINT VENTURE	6.3	29,166	100.0	LEHMAN TOYOTA	2015	2050
MIAMI	1998	JOINT VENTURE	3.2	17,117	100.0	LEHMAN TOYOTA	2015	2050
MIAMI	1998	JOINT VENTURE	11.0	86,900	100.0	POTAMKIN CHEVROLET	2015	2050
MIAMI (11)	2004	FEE	31.2	402,801	100.0	KMART	2012	2042	EL DORADO FURNITURE	2017	2032	SYMS CORPORATION	2011	2041
MIAMI	1995	FEE	5.4	63,604	100.0	PETCO	2016	2021	PARTY CITY	2007	2017
MIDDLEBURG (4)	2005	JOINT VENTURE	38.1	2,000	100.0
MIRAMAR (4)	2005	JOINT VENTURE	36.7	—	—
MOUNT DORA	1997	FEE	12.4	120,430	100.0	KMART	2013	2063
NORTH MIAMI BEACH	1985	FEE	15.9	108,795	100.0	PUBLIX	2019	2039	WALGREENS	2058
OCALA (3)	1997	FEE	27.2	248,497	91.5	KMART	2006	2021	BEST BUY	2019	2034	SERVICE MERCHANDISE	2007	2032
ORANGE PARK	2003	JOINT VENTURE	5.0	50,299	100.0	BED BATH & BEYOND	2015		MICHAELS	2010
ORLANDO	1968	FEE	12.0	131,646	99.1	BED BATH & BEYOND	2007	2022	BOOKS-A-MILLION	2006	2016	OFFICEMAX	2008	2023
ORLANDO (7)	2000	JOINT VENTURE	18.0	179,065	100.0	KMART	2014	2064	PUBLIX	2012	2037
ORLANDO	1968	JOINT VENTURE	10.0	114,434	95.2	BALLY TOTAL FITNESS	2008	2018	HSN	2009		BEDDING & FURNITURE	2009
ORLANDO	1968	GROUND LEASE (2047)/JOINT VENTURE	7.8	110,788	98.7	OFFICE FURNITURE	2008		CROSSTOWN SPORTS	2006
ORLANDO (3)	1994	FEE	28.0	236,486	97.3	OLD TIME POTTERY	2010	2020	SPORTS AUTHORITY	2011	2031	TOUCHSTAR CINEMAS	2010
ORLANDO	1996	FEE	11.7	132,856	100.0	ROSS DRESS FOR LESS	2008	2028	BIG LOTS	2009	2014	WORLD GYM	2010	2020
ORLANDO (11)	2004	FEE	14.0	154,447	81.8	MARSHALLS	2013	2028	OFF BROADWAY SHOES	2013	2023	GOLFSMITH GOLF CENTER	2014	2024
PALATKA	1970	FEE	8.9	82,730	61.3	BIG LOTS	2007	2017
PLANTATION	1974	JOINT VENTURE	4.6	60,414	100.0	BREAD OF LIFE	2009	2019	WHOLE FOODS	2009	2019
POMPANO BEACH	1968	JOINT VENTURE	6.6	66,838	93.1	SAVE-A-LOT	2015	2030
POMPANO BEACH (12)	2004	JOINT VENTURE	18.6	140,312	92.0	WINN DIXIE	2018	2043	CVS	2020	2040
PORT RICHEY (7) (3)	1998	FEE	14.3	103,294	86.4	CIRCUIT CITY	2011	2031	STAPLES	2006	2011	MICHAELS	2006
RIVIERA BEACH	1968	JOINT VENTURE	5.1	46,390	97.7	FURNITURE KINGDOM	2009	2014	GOODWILL INDUSTRIES	2008
SANFORD	1989	FEE	40.9	160,994	92.3	ROSS DRESS FOR LESS	2012	2032	OFFICE DEPOT	2009	2019	DOLLAR TREE	2006	2021
SARASOTA	1970	FEE	10.0	102,455	100.0	TJ MAXX	2007	2017	OFFICEMAX	2009	2024	DOLLAR TREE	2012	2032
SARASOTA	1989	FEE	12.0	129,700	100.0	SWEETBAY	2020	2040	DG ACE HARDWARE	2008	2023	ANTHONY'S LADIES WEAR	2007	2017
ST. AUGUSTINE	2005	JOINT VENTURE	1.5	62,942	100.0	ROWE'S SUPERMARKET	2025	2045
ST. PETERSBURG	1968	GROUND LEASE (2084)/JOINT VENTURE	9.0	118,979	86.6	KASH N' KARRY	2017	2037	TJ MAXX	2007	2012	DOLLAR TREE	2007	2022
TALLAHASSEE	1998	FEE	12.8	105,655	80.7	STEIN MART	2008		SHOE STATION	2007	2012
TAMPA (7)	2001	JOINT VENTURE	73.0	340,506	100.0	BEST BUY	2016	2031	JO-ANN FABRICS	2016	2031	BED BATH & BEYOND	2015	2030
TAMPA	1997	FEE	16.3	127,837	100.0	STAPLES	2008	2018	ROSS DRESS FOR LESS	2007	2022	US POST OFFICE	2011	2021
TAMPA	2004	FEE	7.5	75,297	100.0	AMERICAN SIGNATURE HOME	2019	2044	DSW SHOE WAREHOUSE	2018	2033
TAMPA (3)	2004	FEE	22.4	168,210	100.0
WEST PALM BEACH	1967	JOINT VENTURE	7.6	81,073	100.0	WINN DIXIE	2010	2030
WEST PALM BEACH	1995	FEE	7.9	80,845	91.3	BABIES R US	2011	2021
WEST PALM BEACH (11)	2004	FEE	33.0	357,537	96.3	KMART	2018	2068	WINN DIXIE	2019	2049	LINENS N THINGS	2010	2025
WINTER HAVEN	1973	JOINT VENTURE	13.9	95,188	100.0	BIG LOTS	2010	2020	JO-ANN FABRICS	2011	2016	BUDDY'S HOME FURNISHINGS	2015	2025
GEORGIA
AUGUSTA	1995	FEE	11.3	112,537	89.2	TJ MAXX	2010	2015	ROSS DRESS FOR LESS	2013	2033	RUGGED WEARHOUSE	2008	2018
AUGUSTA (7)	2001	JOINT VENTURE	52.6	530,915	91.7	SPORTS AUTHORITY	2012	2027	ASHLEY HOME STORE	2009	2019	BED BATH & BEYOND	2013	2028
MACON	1969	FEE	12.3	127,252	51.8	FREDS STORES	2009	2014	DOLLAR TREE	2011	2026	SMALL SMILES	2009	2019
SAVANNAH	1993	FEE	22.2	187,076	99.5	BED BATH & BEYOND	2013	2028	TJ MAXX	2010	2015	MARSHALLS	2007	2022
SAVANNAH	1995	GROUND LEASE (2045)	9.5	88,325	100.0	MEDIA PLAY	2011	2021	STAPLES	2015	2030	WEST MARINE	2006	2009
SNELLVILLE (7)	2001	JOINT VENTURE	35.6	311,033	97.1	KOHL'S	2022	2062	BELK	2015	2035	LINENS N THINGS	2015	2030
VALDOSTA	2004	JOINT VENTURE	17.5	175,396	100.0	LOWE'S HOME CENTER	2019	2069
IDAHO
NAMPA (4)	2005	JOINT VENTURE	35.0	—	—
NAMPA (4)	2005	FEE	54.5	—	—

Back to Contents

	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION) (2)	LAND AREA (ACRES)	LEASABLE AREA (SQ. FT.)		MAJOR LEASES
					PERCENT
					LEASED		LEASE	OPTION		LEASE	OPTION		LEASE	OPTION
LOCATION					(1)	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION

ILLINOIS
ALTON	1986	FEE	21.2	159,824	82.1	VALUE CITY	2008	2023
ARLINGTON HEIGHTS	1998	FEE	7.0	80,040	100.0	DIRECTUS FURNITURE	2010	2015
AURORA (13)	2005	JOINT VENTURE	34.7	361,984	74.7	BEST BUY	2011	2026	VALUE CITY	2009	2019	SPORTMART	2006	2016
AURORA	1998	FEE	17.9	91,182	100.0	AURORA FRESH MARKET	2021	2041
BATAVIA (7)	2002	FEE	31.7	272,410	100.0	KOHL'S	2019	2049	HOBBY LOBBY	2009	2019	LINENS N THINGS	2014	2029
BELLEVILLE	1987	GROUND LEASE (2057)	20.3	81,490	100.0	KMART	2024	2054
BLOOMINGTON	1972	FEE	16.1	188,250	100.0	SCHNUCK MARKETS	2014	2029	TOYS "R" US	2015	2045	BARNES & NOBLE	2010	2015
BLOOMINGTON	2003	JOINT VENTURE	11.0	73,951	100.0	JEWEL-OSCO	2014	2039
BRADLEY	1996	FEE	5.4	80,535	100.0	CARSON PIRIE SCOTT	2014	2034
CALUMET CITY (3)	1997	FEE	17.0	159,634	96.8	MARSHALLS	2014	2029	BEST BUY	2012	2032	BED BATH & BEYOND	2014	2024
CARBONDALE	1997	GROUND LEASE (2052)	8.1	80,535	100.0	K'S MERCHANDISE	2012	2052
CHAMPAIGN (7)	2001	JOINT VENTURE	9.3	111,720	100.0	BEST BUY	2016	2031	DICK'S SPORTING GOODS	2016	2031	MICHAELS	2010	2025
CHAMPAIGN	1999	FEE	9.0	102,615	100.0	K'S MERCHANDISE	2014	2034
CHICAGO	1997	GROUND LEASE (2040)	17.5	102,011	100.0	BURLINGTON COAT FACTORY	2020	2035	RAINBOW	2011	2021	BEAUTY ONE	2010	2015
CHICAGO (6)	1997	FEE	6.0	86,894	100.0	KMART	2024	2054
COUNTRYSIDE	1997	GROUND LEASE (2053)	27.7	117,005	100.0	HOME DEPOT	2023	2053
CRESTWOOD	1997	GROUND LEASE (2051)	36.8	79,903	100.0	SEARS	2024	2051
CRYSTAL LAKE	1998	FEE	6.1	80,390	100.0	HOBBY LOBBY	2009	2019	DINOREX	2012	2022
DOWNERS GROVE	1998	GROUND LEASE (2041)	7.2	192,639	51.9	HOME DEPOT EXPO	2022	2062
DOWNERS GROVE	1999	FEE	24.8	144,770	97.2	DOMINICK'S	2009	2019	DOLLAR TREE	2008	2023	WALGREENS	2022
DOWNERS GROVE	1997	FEE	12.0	141,906	100.0	TJ MAXX	2009	2024	BEST BUY	2015	2030	BEST BUY	2012	2032
ELGIN	1972	FEE	18.7	186,432	100.0	ELGIN MALL	2013	2023	ELGIN FARMERS PRODUCTS	2010	2030	AARON SALES & LEASE	2012	2022
FAIRVIEW HEIGHTS	1986	GROUND LEASE (2050)	19.1	192,073	100.0	KMART	2024	2050	OFFICEMAX	2015	2025	WALGREENS	2010	2029
FOREST PARK	1997	GROUND LEASE (2021)	9.3	98,371	100.0	KMART	2021
GENEVA (3)	1996	FEE	8.2	110,188	100.0	GANDER MOUNTAIN	2013	2028
MATTESON	1997	FEE	17.0	157,885	100.0	SPORTMART	2014	2029	MARSHALLS	2010	2025	LINENS N THINGS	2014	2029
MOUNT PROSPECT	1997	FEE	16.8	192,547	100.0	KOHL'S	2024	2054	HOBBY LOBBY	2016	2026	POOL-A-RAMA	2011	2018
MUNDELIEN	1991	FEE	7.6	89,692	100.0	BURLINGTON COAT FACTORY	2018	2033
NAPERVILLE	1997	FEE	9.0	102,327	100.0	BURLINGTON COAT FACTORY	2013	2033
NORRIDGE	1997	GROUND LEASE (2042)	11.7	116,914	100.0	KMART	2024	2042
OAK LAWN	1997	FEE	15.4	165,337	96.5	KMART	2024	2054	CHUCK E CHEESE	2007
OAKBROOK TERRACE	1983	FEE	1.1	11,360	100.0	Pompei Bakery	2011	2021
OAKBROOK TERRACE	1997	FEE	15.6	164,903	100.0	HOME DEPOT	2024	2044	LINENS N THINGS	2017	2032	LOYOLA MEDICAL CENTER	2011	2016
ORLAND PARK	1980	FEE	18.8	131,546	100.0	VALUE CITY	2015	2030
OTTAWA	1970	FEE	9.0	60,000	100.0	VALUE CITY	2006	2011
PEORIA	1997	GROUND LEASE (2031)	20.5	156,067	100.0	KMART	2006		MARSHALLS	2009	2024
ROCKFORD (8)	2005	JOINT VENTURE	8.9	89,047	100.0	BEST BUY	2016	2031	LINENS N THINGS	2016	2031
ROLLING MEADOWS	2003	FEE	3.7	37,225	100.0	FAIR LANES ROLLING MEADOWS	2008	2013
SCHAUMBURG	2003	JOINT VENTURE	62.9	629,374	93.2	GALYAN'S TRADING COMPANY	2013	2038	CARSON PIRIE SCOTT	2021	2071	LOEWS THEATRES	2019	2039
SCHAUMBURG	1998	JOINT VENTURE	7.3	167,690	—
SKOKIE	1997	FEE	5.8	58,455	100.0	MARSHALLS	2010	2025	OLD NAVY	2010	2015
STREAMWOOD	1999	FEE	5.6	81,000	100.0	VALUE CITY	2015	2030
WAUKEGAN	1998	FEE	6.8	90,555	100.0	PICK N SAVE	2009	2029
WOODRIDGE	1998	FEE	13.1	161,272	98.6	HOLLYWOOD STARDUST THEATRES	2012	2022	KOHL'S	2010	2030	MCSPORTS	2006
INDIANA
EVANSVILLE	1986	FEE	14.2	192,933	69.0	BURLINGTON COAT FACTORY	2007	2027	OFFICEMAX	2012	2027	FAMOUS FOOTWEAR	2010	2025
EVANSVILLE	1986	FEE	11.5	149,182	4.4
FELBRAM	1970	FEE	4.1	27,400	91.2	SAVE-A-LOT	2011	2016
GREENWOOD	1970	FEE	25.7	168,577	100.0	BABY SUPERSTORE	2011	2021	TOYS "R" US	2011	2056	TJ MAXX	2010	2015
GRIFFITH	1997	GROUND LEASE (2054)	10.6	114,684	100.0	KMART	2024	2054
INDIANAPOLIS	1963	JOINT VENTURE	17.4	165,220	99.3	KROGER	2026	2066	AJ WRIGHT	2012	2027	CVS	2021	2031
INDIANAPOLIS	1986	FEE	20.6	185,589	97.2	TARGET	2009	2029	DOLLAR TREE	2009	2014	RAINBOW	2009	2019
LAFAYETTE	1971	FEE	12.4	90,500	98.2	MENARD	2006
LAFAYETTE	1997	FEE	24.3	235,998	85.6	JO-ANN FABRICS	2010	2020	SMITH OFFICE EQUIPMENT	2008
LAFAYETTE	1998	FEE	43.2	214,876	89.5	PETSMART	2012	2032	STAPLES	2011	2026	MICHAELS	2006	2026
MISHAWAKA	1998	FEE	7.5	82,100	100.0	K'S MERCHANDISE	2013	2023
SOUTH BEND (3)	1997	JOINT VENTURE	12.1	121,122	100.0	BED BATH & BEYOND	2015	2040	DSW SHOE WAREHOUSE	2020	2035	PETSMART	2015	2030
SOUTH BEND	1999	FEE	1.8	81,668	100.0	MENARD	2010	2030
IOWA
CLIVE	1996	FEE	8.8	90,000	100.0	KMART	2021	2051
DAVENPORT	1997	GROUND LEASE (2028)	9.1	91,035	100.0	KMART	2024	2028
DES MOINES	1999	FEE	23.0	156,506	66.0	BEST BUY	2008	2023	OFFICEMAX	2008	2018	JO-ANN FABRICS	2007	2017
DUBUQUE	1997	GROUND LEASE (2019)	6.5	82,979	100.0	SHOPKO	2018	2019
SOUTHEAST DES MOINES	1996	FEE	9.6	111,847	100.0	HOME DEPOT	2020	2065
WATERLOO	1996	FEE	9.0	104,074	100.0	HOBBY LOBBY	2014	2024	TJ MAXX	2014	2024	SHOE CARNIVAL	2015	2025
KANSAS
OVERLAND PARK	1980	FEE	14.5	120,164	100.0	HOME DEPOT	2010	2050
WICHITA (7)	1998	FEE	13.5	133,771	100.0	BEST BUY	2010	2025	TJ MAXX	2010	2020	MICHAELS	2010	2025
EAST WICHITA (7)	1996	FEE	6.5	96,011	100.0	DICK'S SPORTING GOODS	2018	2033	GORDMANS	2012	2032
WEST WICHITA (7)	1996	FEE	8.1	96,319	100.0	SHOPKO	2018	2038
KENTUCKY
BELLEVUE	1976	FEE	6.0	53,695	100.0	KROGER	2010	2035
FLORENCE (10)	2004	FEE	8.2	99,578	97.8	DICK'S SPORTING GOODS	2018	2033	LINENS N THINGS	2018	2033	MCSWAIN CARPETS	2012	2017
LEXINGTON	1993	FEE	35.8	258,713	99.4	BEST BUY	2009	2024	BED BATH & BEYOND	2013	2038	TOYS "R" US	2013	2038
HINKLEVILLE	1998	GROUND LEASE (2039)	2.0	85,229	100.0	K'S MERCHANDISE	2014	2039
LOUISIANA
NEW ORLEANS	1983	JOINT VENTURE	7.0	190,000	100.0	DILLARDS	2011	2031
BATON ROUGE	1997	FEE	18.6	349,907	96.7	BURLINGTON COAT FACTORY	2009	2024	STEIN MART	2011	2016	MARSHALLS	2011	2016
BATON ROUGE	2005	JOINT VENTURE	9.4	67,755	91.7	WAL-MART	2024	2034
HOUMA	1999	FEE	10.1	98,586	94.9	OLD NAVY	2009	2014	OFFICEMAX	2013	2028	MICHAELS	2009	2019
HARVEY (8)	2003	JOINT VENTURE	17.4	181,660	97.8	BEST BUY	2017	2032	LINENS N THINGS	2012	2032	BARNES & NOBLE	2012	2022
LAFAYETTE	1997	FEE	21.9	244,733	89.0	STEIN MART	2010	2020	LINENS N THINGS	2009	2024	TJ MAXX	2009	2019
MAINE
BANGOR	2001	FEE	8.6	86,422	100.0	BURLINGTON COAT FACTORY	2007	2032
MARYLAND
BALTIMORE	2003	FEE	4.2	44,170	75.1
BALTIMORE (8)	2004	JOINT VENTURE	18.4	152,834	97.4	KMART	2010	2055	SALVO AUTO PARTS	2009	2019
BALTIMORE (8)	2005	JOINT VENTURE	10.6	112,722	100.0	SAFEWAY	2016	2046	RITE AID	2011	2026	FOOT LOCKER	2007
BALTIMORE (13)	2005	JOINT VENTURE	5.8	49,629	100.0	CORT FURNITURE RENTAL	2012	2022
BALTIMORE (8)	2004	FEE	7.3	77,287	100.0	SUPER FRESH	2021	2061
BALTIMORE (10) (3)	2004	JOINT VENTURE	7.4	77,365	98.9	GIANT FOOD	2016	2031
BALTIMORE (12)	2004	JOINT VENTURE	7.5	90,903	98.7	GIANT FOOD	2026	2051
BALTIMORE (8)	2005	JOINT VENTURE	8.8	90,830	100.0	GIANT FOOD	2011	2041

Back to Contents

	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION) (2)	LAND AREA (ACRES)	LEASABLE AREA (SQ. FT.)		MAJOR LEASES
					PERCENT
					LEASED		LEASE	OPTION		LEASE	OPTION		LEASE	OPTION
LOCATION					(1)	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION

BALTIMORE (5)	2003	FEE	3.0	—	—
BEL AIR (12) (3)	2004	FEE	19.7	115,927	100.0	SAFEWAY	2030	2060	CVS	2021	2041
BEL AIR	2003	FEE	2.7	26,900	94.1
CLINTON	2003	FEE	0.3	2,544	100.0
CLINTON	2003	GROUND LEASE (2069)	2.6	26,412	100.0	FAIR LANES CLINTON	2006
COLUMBIA	2002	JOINT VENTURE	5.0	50,000	100.0	MICHAELS	2013		HOME GOODS	2011
COLUMBIA (8)	2002	JOINT VENTURE	7.6	73,299	100.0	OLD NAVY	2008	2013
COLUMBIA (8)	2002	JOINT VENTURE	15.5	86,456	100.0	GIANT FOOD	2009	2019
COLUMBIA	2005	FEE	16.3	100,521	100.0	GIANT FOOD	2012	2022
COLUMBIA (8) (3)	2002	JOINT VENTURE	12.2	86,032	95.6	SAFEWAY	2006
COLUMBIA (8)	2002	JOINT VENTURE	12.3	91,165	100.0	SAFEWAY	2018	2043
COLUMBIA	2002	FEE	7.3	55,791	100.0	GIANT FOOD	2007
COLUMBIA	2002	FEE	2.5	23,835	100.0	DAVID'S NATURAL MARKET	2014	2019
COLUMBIA (8)	2002	JOINT VENTURE	15.2	105,907	100.0	GIANT FOOD	2017	2027
COLUMBIA (12)	2005	JOINT VENTURE	0.7	6,780	100.0
EASTON (10)	2004	JOINT VENTURE	11.1	113,330	100.0	GIANT FOOD	2024	2054	FASHION BUG	2007	2012
ELLICOTT CITY (10)	2004	JOINT VENTURE	31.8	139,898	100.0	SAFEWAY	2012	2042	PETCO	2011	2021
FREDRICK COUNTY (3)	2003	FEE	6.4	64,105	100.0	GIANT FOOD	2025	2055
GAITHERSBURG	1989	FEE	8.7	88,277	100.0	GREAT BEGINNINGS FURNITURE	2011	2021	FURNITURE 4 LESS	2010
GLEN BURNIE (12)	2004	JOINT VENTURE	21.9	249,746	100.0	LOWE'S HOME CENTER	2019	2059	GIANT FOOD	2015	2025
GLEN BURNIE (8)	2004	JOINT VENTURE	4.5	75,257	92.5	SEVERN GRAPHICS	2015	2020
HAGERSTOWN (3)	1973	FEE	10.5	117,718	61.8	SUPER SHOE	2011	2016	ADVANCE AUTO PARTS	2006	2011
HUNT VALLEY (3)	2003	FEE	9.1	94,653	95.4	GIANT FOOD	2013	2033
LANDOVER	1993	FEE	23.3	232,903	100.0	RAYTHEON	2007	2010
LAUREL	1964	FEE	8.1	75,924	100.0	VILLAGE THRIFT STORE	2007		DOLLAR TREE	2010	2015	OLD COUNTRY BUFFET	2009	2019
LAUREL	1972	FEE	10.0	81,550	100.0	ROOMSTORE	2009	2014
LINTHICUM	2003	FEE	0.6	7,872	100.0
LUTHERVILLE (8)	2004	GROUND LEASE (2066)	12.9	163,709	100.0	METRO FOOD	2018	2038	CIRCUIT CITY	2010	2030	LOEHMANN'S	2006	2015
LUTHERVILLE (8)	2004	JOINT VENTURE	1.2	12,333	86.7
NORTH EAST (8)	2004	JOINT VENTURE	17.5	83,690	95.8	FOOD LION	2018	2038
OWINGS MILLS (12)	2004	JOINT VENTURE	11.0	116,303	97.2	GIANT FOOD	2020	2045	MERRITT ATHLETIC CLUB	2010	2015
PASADENA	2003	GROUND LEASE (2030)	3.0	38,727	100.0
PERRY HALL (3)	2003	FEE	15.7	177,307	71.1	BRUNSWICK (LEISERV) BOWLING	2010		RITE AID	2010	2035	DOLLAR EXPRESS	2010	2020
PERRY HALL (10)	2004	JOINT VENTURE	8.2	65,059	100.0	SUPER FRESH	2022	2062
TIMONIUM (8)	2004	JOINT VENTURE	6.0	59,799	97.0	AMERICAN RADIOLOGY	2012	2027
TIMONIUM (3)	2003	FEE	17.2	127,097	98.0	STAPLES	2020	2045
TOWSON (10)	2004	JOINT VENTURE	8.7	84,280	100.0	LINENS N THINGS	2015	2025	COMPUSA	2014	2029	TWEETER ENTERTAINMENT	2014	2024
TOWSON (12)	2004	JOINT VENTURE	43.1	669,926	100.0	WAL-MART	2020	2105	TARGET	2009	2049	SUPER FRESH	2019	2049
WALDORF	2003	FEE	2.6	26,128	100.0	FAIR LANES WALDORF	2007	2017
WALDORF	2003	FEE	0.5	4,500	100.0
WOODSTOCK (8)	2004	JOINT VENTURE	13.9	103,547	100.0	WEIS MARKETS	2021	2041
MASSACHUSETTS
FOXBOROUGH (7)	2000	JOINT VENTURE	11.9	118,844	90.3	STOP & SHOP	2012	2022	OCEAN STATE JOB LOT	2007	2022
GREAT BARRINGTON	1994	FEE	14.1	131,235	100.0	KMART	2006	2016	PRICE CHOPPER	2016	2036
HYANNIS (10)	2004	JOINT VENTURE	22.6	225,634	100.0	SHAW'S SUPERMARKET	2018	2028	TOYS "R" US	2019	2029	HOME GOODS	2010	2020
MARLBOROUGH	2004	JOINT VENTURE	16.1	104,125	100.0	BEST BUY	2019	2034	DSW SHOE WAREHOUSE	2014	2034	BORDERS BOOKS	2019	2034
PITTSFIELD (10)	2004	JOINT VENTURE	13.0	72,014	96.5	STOP & SHOP	2014	2044
QUINCY (12)	2005	JOINT VENTURE	8.0	80,510	100.0	SHAW'S SUPERMARKET	2009	2033	BROOKS PHARMACY	2017	2047
SHREWSBURY	1955	FEE	10.8	108,418	100.0	BOB'S STORES	2018	2033	BED BATH & BEYOND	2012	2032	STAPLES	2011	2021
MICHIGAN
CLARKSTON	1996	FEE	20.0	144,943	79.5	FARMER JACK	2015	2045	CVS	2010	2020
CLAWSON (3)	1993	FEE	13.5	165,801	100.0	FARMER JACK	2006	2016	STAPLES	2011	2026	LITTLE CAESARS	2007
FARMINGTON	1993	FEE	2.8	96,983	100.0	DAMMAN HARDWARE	2015	2030	FARMINGTON DOLLAR	2006	2010	FITNESS 19	2015	2025
KALAMAZOO (3)	2002	JOINT VENTURE	60.0	242,485	100.0	HOBBY LOBBY	2013	2023	VALUE CITY FURNITURE	2020	2040	MARSHALLS	2010	2020
LIVONIA	1968	FEE	4.5	44,185	100.0	DAMMAN HARDWARE	2018	2033	CENTURY 21	2010
MUSKEGON	1985	FEE	12.2	79,215	100.0	PLUMB'S FOOD	2007	2022	JO-ANN FABRICS	2007	2012
NOVI	2003	JOINT VENTURE	6.0	60,000	100.0	MICHAELS	2016		HOME GOODS	2011
TAYLOR	1993	FEE	13.0	141,549	100.0	KOHL'S	2022	2042	BABIES R US	2017	2043	PARTY CONCEPTS	2007	2012
TROY	2005	JOINT VENTURE	22.4	223,697	94.5	WAL-MART	2021	2051	MARSHALLS	2012	2027
WALKER	1993	FEE	41.8	338,928	100.0	RUBLOFF DEVELOPMENT	2016	2051	KOHL'S	2017	2037	LOEKS THEATRES	2007	2042
MINNESOTA
MAPLE GROVE (7)	2001	JOINT VENTURE	63.0	466,437	99.5	BYERLY'S	2020	2035	BEST BUY	2015	2030	JO-ANN FABRICS	2010	2030
MAPLEWOOD (8) (3)	2002	JOINT VENTURE	8.2	110,625	100.0	BEST BUY	2014	2029
MINNETONKA (7)	1998	JOINT VENTURE	12.1	120,220	100.0	TOYS "R" US	2016	2031	GOLFSMITH GOLF CENTER	2008	2018	OFFICEMAX	2011
MISSISSIPPI
JACKSON	2002	JOINT VENTURE	5.0	50,000	100.0	MICHAELS	2014		HOME GOODS	2014
HATTIESBURG (4)	2004	JOINT VENTURE	54.6	168,000	100.0	ROSS DRESS FOR LESS	2016	2041	BED BATH & BEYOND	2016	2041	PETSMART	2016	2046
MISSOURI
BRIDGETON	1997	GROUND LEASE (2040)	27.3	101,592	100.0	KOHL'S	2010	2020
CRYSTAL CITY	1997	GROUND LEASE (2032)	10.1	100,724	100.0	KMART	2024	2032
ELLISVILLE	1970	FEE	18.4	118,080	91.5	SHOP N SAVE	2010	2015
INDEPENDENCE	1985	FEE	21.0	184,870	100.0	KMART	2024	2054	THE TILE SHOP	2014	2024	OFFICE DEPOT	2012	2032
JOPLIN	1998	FEE	12.6	155,416	100.0	GOODY'S FAMILY CLOTHING	2010	2015	HASTINGS BOOKS	2009	2014	OFFICEMAX	2010	2025
JOPLIN (7)	1998	JOINT VENTURE	9.5	80,524	100.0	SHOPKO	2018	2038
KANSAS CITY	1997	FEE	17.8	150,381	82.3	HOME DEPOT	2010	2050
KIRKWOOD (3)	1980	GROUND LEASE (2069)	19.8	253,662	100.0	HEMISPHERES	2014	2024	HOBBY LOBBY	2014	2024	GART SPORTS	2014	2029
LEMAY (3)	1974	FEE	9.8	66,698	100.0	SHOP N SAVE	2020	2065	DOLLAR GENERAL	2008
MANCHESTER (7)	1998	JOINT VENTURE	9.6	89,305	100.0	KOHL'S	2018	2038
SPRINGFIELD	1994	FEE	41.5	277,590	100.0	BEST BUY	2011	2026	JC PENNEY	2010	2015	TJ MAXX	2006	2021
SPRINGFIELD	2002	FEE	8.5	84,916	100.0	BED BATH & BEYOND	2013	2028	MARSHALLS	2012	2027	BORDERS BOOKS	2023	2038
SPRINGFIELD	1986	GROUND LEASE (2087)	18.5	202,926	100.0	KMART	2024	2054	OFFICE DEPOT	2010		BARNES & NOBLE	2017	2047
ST. CHARLES	1998	FEE	36.9	8,000	100.0
ST. CHARLES	1999	GROUND LEASE (2039)	8.4	84,460	100.0	KOHL'S	2019	2039
ST. LOUIS	1998	FEE	11.4	113,781	100.0	KOHL'S	2018	2038	CLUB FITNESS	2014	2024
ST. LOUIS	1972	FEE	13.1	129,093	92.7	SHOP N SAVE	2017	2082
ST. LOUIS	1986	FEE	17.5	176,273	95.6	BURLINGTON COAT FACTORY	2009	2024	BIG LOTS	2015	2030	OFFICE DEPOT	2007	2015
ST. LOUIS	1997	GROUND LEASE (2025)	19.7	170,779	89.2	HOME DEPOT	2026	2056	OFFICE DEPOT	2015	2026
ST. LOUIS	1997	GROUND LEASE (2035)	37.7	174,967	83.0	KMART	2024	2035
ST. LOUIS	1997	GROUND LEASE (2040)	16.3	128,765	100.0	KMART	2024	2040
ST. PETERS	1997	GROUND LEASE (2073)	14.8	175,121	95.9	HOBBY LOBBY	2014	2024	GART SPORTS	2014	2029	OFFICE DEPOT	2019
NEBRASKA
OMAHA (4)	2005	JOINT VENTURE	67.7	107,000	100.0	MARSHALLS	2017	2037	LINENS N THINGS	2018	2033	OFFICEMAX	2017	2032
NEVADA
HENDERSON (4)	1999	JOINT VENTURE	32.1	140,000	100.0	LEVITZ	2013	2023	BIG LOTS	2016	2036	SAVERS	2015	2035

Back to Contents

	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION) (2)	LAND AREA (ACRES)	LEASABLE AREA (SQ. FT.)		MAJOR LEASES
					PERCENT
					LEASED		LEASE	OPTION		LEASE	OPTION		LEASE	OPTION
LOCATION					(1)	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION

NEW HAMPSHIRE
NASHUA (10)	2004	JOINT VENTURE	17.9	179,220	95.6	DSW SHOE WAREHOUSE	2011	2031	BED BATH & BEYOND	2007	2032	MICHAELS	2007	2027
NEW LONDON	2005	FEE	10.5	104,910	100.0
SALEM	1994	FEE	39.8	344,076	100.0	KOHL'S	2008	2013	SHAW'S SUPERMARKET	2008	2038	BOB'S STORES	2011	2021
NEW JERSEY
BAYONNE	2004	FEE	0.6	23,901	100.0	DUANE READE	2014
BRIDGEWATER (7) (3)	2001	JOINT VENTURE	15.8	370,545	100.0	COSTCO	2019	2049	BED BATH & BEYOND	2010	2030	BABIES R US	2014	2039
CHERRY HILL	1985	JOINT VENTURE	18.6	124,750	89.9	STOP & SHOP	2016	2036	RETROFITNESS	2013	2020
CHERRY HILL	1996	GROUND LEASE (2035)	15.2	129,809	78.3	KOHL'S	2016	2036
CHERRY HILL (8)	2003	FEE	48.0	209,185	100.0	KOHL'S	2018	2068	WORLDWIDE WHOLESALE FLOOR	2018	2033	BABIES R US	2013	2033
CINNAMINSON	1996	FEE	13.7	121,852	84.1	OUTLET MARKETPLACE	2009	2019	ACME MARKETS	2047
DELRAN (7) (3)	2000	JOINT VENTURE	10.5	78,584	51.3
DELRAN (7)	2005	JOINT VENTURE	9.5	37,679	60.2
EAST WINDSOR	2002	FEE	34.8	249,029	100.0	TARGET	2027	2067	GENUARDI'S	2026	2056	TJ MAXX	2011	2026
FRANKLIN	1998	FEE	14.9	138,364	100.0	STOP & SHOP	2030	2085
HILLSBOROUGH	2005	JOINT VENTURE	5.6	55,552	100.0	KMART	2007	2047
HOLMDEL (3)	2002	FEE	30.0	300,010	92.1	A&P	2013	2043	MARSHALLS	2013	2028	LA FITNESS	2021	2036
HOLMDEL	2004	FEE	23.5	234,739	100.0	LINENS N THINGS	2018	2033	BEST BUY	2018	2033	MICHAELS	2013	2033
LINDEN	2002	FEE	0.9	13,340	100.0	STRAUSS DISCOUNT AUTO	2023	2033
MAPLESHADE (11)	2004	GROUND LEASE (2066)/ JOINT VENTURE	22.7	201,351	100.0	LOWE'S HOME CENTER	2026		SPORTS AUTHORITY	2013	2033	BALLY TOTAL FITNESS	2012	2022
NORTH BRUNSWICK	1994	FEE	38.1	409,879	100.0	WAL-MART	2018	2058	BURLINGTON COAT FACTORY	2008	2013	MARSHALLS	2012	2027
PISCATAWAY	1998	FEE	9.6	97,348	97.0	SHOPRITE	2014	2024
RIDGEWOOD	1994	FEE	2.7	24,280	100.0	FRESH FIELDS	2015	2030
WAYNE (11)	2004	FEE	19.2	348,063	95.2	COSTCO	2009	2044	LACKLAND STORAGE	2012	2032	SPORTS AUTHORITY	2012	2032
WESTMONT	1994	FEE	17.4	192,254	75.9	SUPER FRESH	2017	2081	SUPER FITNESS	2009		JO-ANN FABRICS	2007
NEW MEXICO
ALBUQUERQUE	1998	FEE	4.7	37,735	100.0	SEARS HARDWARE	2006	2021
ALBUQUERQUE	1998	FEE	26.0	183,912	93.4	MOVIES WEST	2011	2021	ROSS DRESS FOR LESS	2006	2021	VALLEY FURNITURE	2007	2017
ALBUQUERQUE	1998	FEE	4.8	59,722	93.9	PAGE ONE	2008	2013	WALGREENS	2027
NEW YORK
ALBANY (8)	2004	JOINT VENTURE	17.9	135,801	91.9	PRICE CHOPPER	2007	2027	BIG LOTS	2008	2018	ECKERD	2007	2022
BAYRIDGE	2004	FEE	2.1	21,106	100.0	DUANE READE	2014
BELLMORE	2004	FEE	1.4	24,802	100.0	RITE AID	2014
BRIDGEHAMPTON	1973	FEE	30.2	287,587	97.6	KMART	2019	2039	KING KULLEN	2015	2035	TJ MAXX	2007	2017
BRONX	1990	JOINT VENTURE	22.9	228,638	96.7	NATIONAL AMUSEMENTS	2011	2036	WALDBAUMS	2011	2046	OFFICE OF HEARING	2007
BRONX	2000	FEE	0.4	3,720	100.0
BROOKLYN (7)	2000	JOINT VENTURE	8.1	80,708	100.0	HOME DEPOT	2022	2052	WALGREENS	2030
BROOKLYN	2003	FEE	0.8	7,500	100.0
BROOKLYN	2003	FEE	0.4	10,000	100.0	GENOVESE	2019
BROOKLYN	2004	FEE	3.0	29,671	100.0	DUANE READE	2014
BROOKLYN	2004	FEE	2.9	41,076	100.0	DUANE READE	2014		PC RICHARD & SON	2018	2028
BROOKLYN	2000	FEE	0.5	5,200	100.0
BUFFALO	1988	JOINT VENTURE	9.2	141,285	96.5	TOPS SUPERMARKET	2012	2037	REEBOK	2006		FASHION BUG	2025	2024
BUFFALO, AMHERST	1988	JOINT VENTURE	7.5	101,066	100.0	TOPS SUPERMARKET	2013	2033
CENTEREACH	1993	JOINT VENTURE	40.7	380,084	97.6	WAL-MART	2015	2044	BIG LOTS	2011	2021	MODELL'S	2019	2029
CENTRAL ISLIP (4)	2004	JOINT VENTURE	11.8	25,000	100.0
COMMACK	1998	GROUND LEASE (2085)	35.7	265,409	100.0	KING KULLEN	2017	2047	LINENS N THINGS	2018	2038	SPORTS AUTHORITY	2017	2037
COPIAGUE (7)	1998	FEE	15.4	163,999	100.0	HOME DEPOT	2011	2056	BALLY TOTAL FITNESS	2008	2018
EAST NORTHPORT (4)	2005	JOINT VENTURE	4.0	—	—
EAST NORTHPORT	2005	JOINT VENTURE	2.6	26,016	100.0	GOLFSMITH GOLF CENTER	2013	2018
ELMONT	2004	FEE	1.8	27,078	100.0	DUANE READE	2014
FRANKLIN SQUARE	2004	FEE	1.4	17,864	100.0	DUANE READE	2014
FREEPORT (7)	2000	JOINT VENTURE	9.6	173,031	92.6	STOP & SHOP	2025		TOYS "R" US	2020	2040	MARSHALLS	2011	2016
GLEN COVE (7)	2000	JOINT VENTURE	2.7	49,346	100.0	STAPLES	2014	2029	ANNIE SEZ	2011	2026
GLENVILLE (5)	2003	FEE	0.5	—	—
HAMPTON BAYS	1989	FEE	8.2	70,990	97.1	MACY'S EAST	2015	2025	GENOVESE	2006	2016
HEMPSTEAD (7)	2000	JOINT VENTURE	1.4	13,905	100.0	WALGREENS	2059
HICKSVILLE	2004	FEE	2.5	40,231	88.4	DUANE READE	2014		PARTY CITY	2006	2011
JAMAICA	2006	FEE	0.6	5,770	100.0
LATHAM (7)	1999	JOINT VENTURE	60.3	616,130	98.8	SAM'S CLUB	2013	2043	WAL-MART	2013	2043	HOME DEPOT	2031	2071
LAURELTON	2000	FEE	0.7	7,435	100.0
LITTLE NECK	2003	FEE	4.5	48,275	100.0
MANHASSET	1999	FEE	9.6	188,494	100.0	FILENE'S	2011		LINENS N THINGS	2016	2026	KING KULLEN	2024	2052
MANHATTAN	2006	FEE	1.0	9,566	100.0
MASPETH	2004	FEE	1.1	22,500	100.0	DUANE READE	2014
MERRICK (7)	2000	JOINT VENTURE	10.8	107,871	98.9	WALDBAUMS	2013	2041	ANNIE SEZ	2011	2021	PARTY CITY	2012	2022
MIDDLETOWN (7)	2000	JOINT VENTURE	10.1	80,000	100.0	BEST BUY	2016	2031	LINENS N THINGS	2016	2031
MUNSEY PARK (7)	2000	JOINT VENTURE	6.0	72,748	100.0	BED BATH & BEYOND	2007	2022	FRESH FIELDS	2011	2021
NESCONSET (11)	2004	JOINT VENTURE	5.9	55,580	100.0	LEVITZ	2014	2034
NORTH MASSAPEQUA	2004	GROUND LEASE (2033)	2.0	29,610	100.0	DUANE READE	2014
OCEANSIDE	2003	FEE	0.3	1,856	100.0
PLAINVIEW	1969	GROUND LEASE (2070)	7.0	88,222	100.0	FAIRWAY STORES	2017	2037
POUGHKEEPSIE	1972	FEE	20.0	167,668	99.6	STOP & SHOP	2020	2049	BIG LOTS	2007	2017
QUEENS VILLAGE	2006	FEE	1.5	14,649	100.0
RENSSELAER (8)	2004	JOINT VENTURE	13.4	132,648	86.6	PRICE CHOPPER	2018	2038	FASHION BUG	2008	2018
ROCHESTER	1988	FEE	14.9	129,238	100.0	STAPLES	2010	2022
ROCHESTER	1993	FEE	18.6	185,153	36.3	TOPS SUPERMARKET	2009	2024
STATEN ISLAND	2005	FEE	0.0	47,270	100.0
STATEN ISLAND (7)	2000	JOINT VENTURE	14.4	177,118	100.0	TJ MAXX	2010	2025	NATIONAL LIQUIDATORS	2010	2030	MICHAELS	2011	2031
STATEN ISLAND	1989	FEE	16.7	212,375	100.0	KMART	2011		PATHMARK	2011	2021
STATEN ISLAND	1997	GROUND LEASE (2072)	7.0	101,337	99.2	WALDBAUMS	2011	2031
SYOSSET	1967	FEE	2.5	32,124	100.0	NEW YORK SPORTS CLUB	2016	2021
WESTBURY (11)	2004	JOINT VENTURE	30.1	398,602	100.0	COSTCO	2009	2043	WAL-MART	2019	2069	MARSHALLS	2009	2024
WHITE PLAINS	2004	FEE	2.5	24,577	88.3	DUANE READE	2014
YONKERS (7)	2000	GROUND LEASE (2047)/ JOINT VENTURE	6.3	56,361	97.2	STAPLES	2014	2029
YONKERS	1995	FEE	4.4	43,560	100.0	SHOPRITE	2008	2028
YONKERS	2000	FEE	1.0	10,329	100.0
NORTH CAROLINA
BURLINGTON (5)	2003	FEE	25.6	—	—
CARY (7)	2001	JOINT VENTURE	40.3	315,797	99.6	BJ'S	2020	2040	KOHL'S	2022	2001	PETSMART	2016	2036
CARY	1996	FEE	10.6	86,015	100.0	BED BATH & BEYOND	2010	2014	DICK'S SPORTING GOODS	2014	2029
CARY	1998	FEE	10.9	102,787	100.0	LOWES	2017	2037	ECKERD	2007	2017
CARY (9)	2002	JOINT VENTURE	1.6	16,030	86.4
CARY (8)	2003	JOINT VENTURE	13.4	133,901	100.0	CARMIKE CINEMAS	2017	2027	FOOD LION	2019		DOLLAR TREE	2009	2019

Back to Contents

	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION) (2)	LAND AREA (ACRES)	LEASABLE AREA (SQ. FT.)		MAJOR LEASES
					PERCENT
					LEASED		LEASE	OPTION		LEASE	OPTION		LEASE	OPTION
LOCATION					(1)	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION

CHARLOTTE	1968	FEE	13.5	110,300	100.0	MEDIA PLAY	2010	2020	TJ MAXX	2007	2017	CVS	2015	2035
CHARLOTTE	1993	FEE	14.0	139,269	99.1	BI-LO	2009	2029	RUGGED WEARHOUSE	2008	2018	FLOORS TODAY	2010	2020
CHARLOTTE	1986	GROUND LEASE (2048)	18.5	233,800	98.7	ROSS DRESS FOR LESS	2015	2035	K&G MEN'S COMPANY	2008	2018	OFFICEMAX	2009	2024
DURHAM (7)	2002	JOINT VENTURE	39.5	408,292	100.0	WAL-MART	2015	2035	BEST BUY	2011	2026	LINENS N THINGS	2011	2026
DURHAM	1996	FEE	13.2	116,186	86.3	TJ MAXX	2009	2014	JO-ANN FABRICS	2010	2020
FRANKLIN	1998	JOINT VENTURE	15.1	26,326	100.0	BILL HOLT FORD	2016	2041
GASTONIA	1989	FEE	24.9	240,957	82.6	HOBBY LOBBY	2013	2023	TOYS "R" US	2015	2045
GREENSBORO	1999	FEE	8.2	103,494	100.0	HOBBY LOBBY	2014	2024	K&G MEN'S COMPANY	2015	2025	USA BABY	2008	2013
HILLSBOROUGH (5)	2003	FEE	8.0	—	—
KNIGHTDALE (4)	2005	JOINT VENTURE	30.7	150,000	100.0	ROSS DRESS FOR LESS	2017	2037	BED BATH & BEYOND	2017	2037	MICHAELS	2016	2036
PINEVILLE (12)	2003	JOINT VENTURE	39.1	269,710	98.9	KMART	2017	2067	STEIN MART	2007	2012	TJ MAXX	2008	2018
RALEIGH (3)	1993	FEE	35.9	372,684	88.8	BEST BUY	2010	2020	BED BATH & BEYOND	2016	2036	ROSS DRESS FOR LESS	2016	2036
RALEIGH (4)	2001	JOINT VENTURE	24.4	77,000	100.0	MARQUEE CINEMAS	2019	2029
RALEIGH (4)	2003	JOINT VENTURE	35.4	65,000	100.0	FOOD LION	2023	2043
RALEIGH	2001	FEE	26.0	85,465	98.4	KROGER	2019	2059
RALEIGH (12)	2004	FEE	10.3	101,846	87.6	HARRIS TEETER	2014	2034	ECKERD	2010	2015
WILSON (9) (6)	2002	JOINT VENTURE	16.7	167,207	11.4
WINSTON-SALEM	1969	FEE	13.2	137,433	100.0	HARRIS TEETER	2016	2041	DOLLAR TREE	2011	2016	SPORTSMAN'S SUPPLY	2008
OHIO
AKRON	1975	FEE	6.9	76,438	100.0	GIANT EAGLE	2021	2041
AKRON	1988	FEE	24.5	138,363	100.0	GABRIEL BROTHERS	2010	2025	PAT CATANS CRAFTS	2013		ESSENCE BEAUTY MART	2008	2014
BARBERTON (3)	1972	FEE	10.0	95,452	100.0	GIANT EAGLE	2027	2052
BEAVERCREEK	1986	FEE	18.2	148,210	76.5	KROGER	2018	2048	FITWORKS	2007	2013	REVCO	2007	2027
BRUNSWICK	1975	FEE	20.0	171,223	95.3	KMART	2010	2050	GIANT EAGLE	2006	2036
CAMBRIDGE	1997	FEE	13.1	79,165	90.9	TRACTOR SUPPLY CO.	2010	2020
CANTON	1972	FEE	19.6	172,419	92.3	BURLINGTON COAT FACTORY	2018	2043	TJ MAXX	2007	2017	PRICELESS KIDS	2007	2012
CENTERVILLE	1988	FEE	15.2	120,498	81.5	BED BATH & BEYOND	2017	2032	THE TILE SHOP	2014	2024	MICHAEL'S DAY SPA	2016	2026
CINCINNATI (7)	2000	JOINT VENTURE	36.7	378,901	93.4	WAL-MART	2010	2040	HOBBY LOBBY	2016	2027	DICK'S SPORTING GOODS	2016	2031
CINCINNATI	1988	FEE	11.6	223,731	99.3	LOWE'S HOME CENTER	2022	2052	BIG LOTS	2009	2019	AJ WRIGHT	2014	2034
CINCINNATI	1988	GROUND LEASE (2054)	8.8	121,242	25.7	TOYS "R" US	2019	2044
CINCINNATI	1988	FEE	29.2	308,277	75.6	HOBBY LOBBY	2012	2022	TOYS "R" US	2016	2046	HAVERTY'S	2019	2034
CINCINNATI	2000	FEE	8.8	88,317	100.0	HOBBY LOBBY	2011	2021	GOLD'S GYM	2017	2027
CINCINNATI	1999	FEE	16.7	89,742	100.0	BIGGS FOODS	2008	2028
COLUMBUS (7)	2002	JOINT VENTURE	36.5	254,152	94.9	LOWE'S HOME CENTER	2016	2046	KROGER	2017	2037
COLUMBUS	1988	FEE	12.4	191,089	100.0	KOHL'S	2011	2031	KROGER	2031	2071	TOYS "R" US	2015	2040
COLUMBUS	1988	FEE	13.7	142,743	99.1	KOHL'S	2011	2031	STAPLES	2010	2020
COLUMBUS	1988	FEE	17.9	129,008	100.0	KOHL'S	2011	2031	GRANT/RIVERSIDE HOSPITAL	2011
COLUMBUS	1988	FEE	12.4	135,650	100.0	KOHL'S	2011	2031	CIRCUIT CITY	2019	2039
COLUMBUS	1988	FEE	12.5	99,262	100.0	SOUTHLAND EXPO	2006
COLUMBUS (7)	1998	JOINT VENTURE	12.1	112,862	97.7	BORDERS BOOKS	2018	2038	PIER 1 IMPORTS	2007	2017	FRANNYS HALLMARK	2009	2014
COPLEY (8)	2003	JOINT VENTURE	9.4	532,607	99.5	TABANI AKRON	2027	2067	HOME DEPOT	2013	2063	DICK'S SPORTING GOODS	2020	2045
DAYTON	1969	GROUND LEASE (2043)	22.8	163,131	81.6	BEST BUY	2008	2024	BIG LOTS	2008	2018	JO-ANN FABRICS	2007	2012
DAYTON	1984	FEE	32.1	213,728	88.4	KROGER	2012	2038	JO-ANN FABRICS	2006	2016	VICTORIA'S SECRET	2009	2019
DAYTON	1988	FEE	16.9	141,616	80.4	VALUE CITY	2010	2020	DOLLAR GENERAL	2007
DAYTON	1988	FEE	11.2	116,374	88.3	VALUE CITY	2010	2015
HUBER HEIGHTS (7)	1999	JOINT VENTURE	40.0	318,468	100.0	ELDER BEERMAN	2014	2044	KOHL'S	2015	2035	MARSHALLS	2009	2024
KENT	1988	GROUND LEASE (2013)	17.6	106,500	100.0	TOPS SUPERMARKET	2026	2096
MENTOR	1987	FEE	20.6	103,910	100.0	GABRIEL BROTHERS	2013	2028	BIG LOTS	2014	2034
MENTOR	1988	FEE	25.0	235,577	95.6	GIANT EAGLE	2019	2029	BURLINGTON COAT FACTORY	2014		JO-ANN FABRICS	2009	2019
MIAMISBURG	1999	FEE	0.6	6,000	100.0
MIDDLEBURG HEIGHTS	1988	FEE	8.2	104,342	51.5	GABRIEL BROTHERS	2014	2029
NORTH OLMSTEAD	1988	FEE	11.7	99,862	100.0	TOPS SUPERMARKET	2026	2096
ORANGE TOWNSHIP (4)	2001	FEE	16.7	—	—
SHARONVILLE	1977	GROUND LEASE (2076)/JOINT VENTURE	15.0	130,704	92.7	GABRIEL BROTHERS	2012	2032	KROGER	2008	2028	UNITED ART AND EDUCATION	2016	2026
SPRINGBORO PIKE	1985	FEE	13.0	120,522	100.0	HOBBY LOBBY	2015	2025	OFFICEMAX	2007		DOLLAR TREE	2008	2018
SPRINGDALE (7)	2000	JOINT VENTURE	22.0	253,510	79.8	WAL-MART	2015	2045	HH GREGG	2012	2017	SHOE CARNIVAL	2006
SPRINGFIELD	1988	FEE	14.3	149,464	100.0	KMART	2010	2030	HOBBY LOBBY	2010	2020
UPPER ARLINGTON	1969	FEE	13.3	160,702	100.0	TJ MAXX	2011	2021	THE DUSTY ATTIC	2011	2016	HONG KONG BUFFET	2011
WESTERVILLE	1993	FEE	25.4	242,124	91.7	KOHL'S	2016	2036	OFFICEMAX	2007	2022	MARC'S	2015	2025
WICKLIFFE	1982	FEE	10.0	128,180	97.1	GABRIEL BROTHERS	2008	2023	BIG LOTS	2010		DOLLAR GENERAL	2007
WILLOUGHBY HILLS	1988	FEE	14.1	157,424	100.0	VF FACTORY OUTLET	2012	2022	MARCS DRUGS	2012	2017
OKLAHOMA
NORMAN (7)	2001	JOINT VENTURE	31.3	262,624	93.6	TOYS "R" US	2012	2042	ROSS DRESS FOR LESS	2007	2027	BARNES & NOBLE	2012	2027
OKLAHOMA CITY	1997	FEE	9.8	103,027	100.0	ACADEMY SPORTS & OUTDOORS	2014	2024
OKLAHOMA CITY	1998	FEE	19.8	233,797	99.6	HOME DEPOT	2014	2044	GORDMANS	2013	2033	BEST BUY	2008	2023
SOUTH TULSA	1996	FEE	0.0	4,090	100.0
PENNSLYVANIA
BENSALEM (11)	2004	FEE	31.5	300,188	90.2	HOME DEPOT	2009	2034	BABIES R US	2011	2026	AMC THEATRES	2015	2035
BLUE BELL	1996	FEE	17.7	120,211	100.0	KOHL'S	2016	2036	HOME GOODS	2013	2033
CARLISLE (12) (3)	2004	JOINT VENTURE	9.3	87,022	100.0	NELLS MARKET	2026	2036
CARLISLE (13)	2005	JOINT VENTURE	12.2	90,183	100.0	GIANT FOOD	2016	2046
CHAMBERSBURG (8) (3)	2004	JOINT VENTURE	12.2	122,396	98.7	GIANT FOOD	2040	2040	CVS	2006	2020
CHIPPEWA	2000	FEE	22.4	215,206	100.0	KMART	2018	2068	HOME DEPOT	2018	2068
DUQUESNE	1993	FEE	8.8	69,733	58.4	RED, WHITE & BLUE	2006
EAGLEVILLE	1973	FEE	15.2	165,385	94.9	KMART	2006	2019	GENUARDI'S	2011	2025
EAST NORRITON	1984	FEE	12.5	133,569	100.0	SHOPRITE	2022	2037	STAPLES	2008	2023	JO-ANN FABRICS	2007	2012
EAST STROUDSBURG	1973	FEE	15.3	168,506	100.0	KMART	2007	2022	WEIS MARKETS	2007
EASTWICK	1997	FEE	3.4	36,511	100.0	MERCY HOSPITAL	2012	2022
EXTON	1990	FEE	6.1	60,685	100.0	ACME MARKETS	2015	2045
EXTON	1996	FEE	9.8	85,184	100.0	KOHL'S	2016	2036
FEASTERVILLE	1996	FEE	4.6	86,575	100.0	VALUE CITY	2011	2026
GETTYSBURG	1986	FEE	2.3	14,584	100.0
GREENSBURG	2002	JOINT VENTURE	5.0	50,000	100.0	TJ MAXX	2010	2020	MICHAELS	2010	2020
HAMBURG	2001	FEE	3.0	15,400	100.0	LEHIGH VALLEY HEALTH	2016	2026
HARRISBURG	1972	FEE	17.0	175,917	100.0	GANDER MOUNTAIN	2013	2028	MEDIA PLAY	2011	2026	SUPERPETZ	2007	2022
HARRISBURG	1972	FEE	11.7	121,672	76.0	CINEMA CENTER	2019	2034	BIG LOTS	2010	2020
HAVERTOWN	1996	FEE	9.0	80,938	100.0	KOHL'S	2016	2036
HORSHAM (13)	2005	JOINT VENTURE	8.3	75,206	100.0	GIANT FOOD	2022	2048
LANDSDALE	1996	GROUND LEASE (2037)	1.4	84,470	100.0	KOHL'S	2012
MIDDLETOWN	1986	FEE	4.7	38,953	83.0	US POST OFFICE	2016	2026
MONROEVILLE (13)	2005	FEE	13.7	143,200	90.2	PETSMART	2019	2034	BED BATH & BEYOND	2020	2034	MICHAELS	2009	2029
MONTGOMERY (7)	2002	JOINT VENTURE	45.0	257,565	98.4	GIANT FOOD	2020	2050	BED BATH & BEYOND	2016	2030	COMPUSA	2014	2028
NEW KENSINGTON	1986	FEE	12.5	108,950	100.0	GIANT EAGLE	2016	2033
PHILADELPHIA	2000	FEE	0.9	9,343	100.0

Back to Contents

	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION) (2)	LAND AREA (ACRES)	LEASABLE AREA (SQ. FT.)		MAJOR LEASES
					PERCENT
					LEASED		LEASE	OPTION		LEASE	OPTION		LEASE	OPTION
LOCATION					(1)	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION

PHILADELPHIA (3)	1983	JOINT VENTURE	8.1	213,444	93.1	JC PENNEY	2012	2037	TOYS "R" US	2007	2052
PHILADELPHIA	1998	JOINT VENTURE	7.5	75,303	100.0	NORTHEAST AUTO OUTLET	2015	2050
PHILADELPHIA (3)	1995	JOINT VENTURE	22.6	277,123	94.7	SUPER FRESH	2022	2047	PETSMART	2006	2016	AMC ORLEANS 8	2006
PHILADELPHIA	1996	FEE	6.3	82,345	100.0	KOHL'S	2016	2036
PHILADELPHIA	1996	GROUND LEASE (2035)	6.8	133,309	100.0	KMART	2010	2035
PIITSBURGH	2004	FEE	46.8	467,927	100.0
POTTSTOWN (8)	2004	FEE	15.7	161,727	97.4	GIANT FOOD	2014	2049	TRACTOR SUPPLY CO.	2012	2027	TJ MAXX	2009	2019
RICHBORO	1986	FEE	14.5	110,357	100.0	SUPER FRESH	2018	2058
SCOTT TOWNSHIP	2000	GROUND LEASE (2052)	6.9	69,288	100.0	WAL-MART	2032	2052
SHREWSBURY (12)	2004	JOINT VENTURE	21.2	94,706	97.9	GIANT FOOD	2023	2053
SPRINGFIELD	1983	FEE	19.7	218,907	96.2	VALUE CITY	2013	2043	STAPLES	2008	2023	JO-ANN FABRICS	2006	2016
UPPER DARBY	1996	JOINT VENTURE	16.3	48,936	88.2	MERCY HOSPITAL	2012	2022	BRIGHTSIDE ACADEMY	2013	2022
WAYNESBORO (8) (3)	2004	JOINT VENTURE	15.5	112,149	93.9	MARTIN'S	2010	2025	PEEBLES	2015	2035	DOLLAR TREE	2010	2025
WEST MIFFLIN	1986	GROUND LEASE (2032)	8.3	84,279	100.0	BIG LOTS	2012	2032
WHITEHALL	2005	JOINT VENTURE	15.1	151,273	98.4	GIANT FOOD	2014		JO-ANN FABRICS	2007		BARNES & NOBLE	2011
WHITEHALL	1996	GROUND LEASE (2081)	6.0	84,524	100.0	KOHL'S	2016	2036
YORK	1986	FEE	13.7	59,016	95.2	GIANT FOOD	2006	2026	CVS	2006	2020
YORK	1986	FEE	3.3	35,500	100.0	GIANT FOOD	2007	2017
RHODE ISLAND
CRANSTON	1998	FEE	11.0	129,907	94.6	BOB'S STORES	2008	2028	MARSHALLS	2011	2021
PROVIDENCE	2003	GROUND LEASE (2022)/JOINT VENTURE	13.0	71,735	100.0	STOP & SHOP	2022	2072
SOUTH CAROLINA
CHARLESTON	1978	FEE	17.6	157,416	100.0	STEIN MART	2006	2016	BY THE YARD	2011	2016	FLOOR IT NOW	2012
CHARLESTON	1995	FEE	17.2	186,740	97.0	TJ MAXX	2009	2014	OFFICE DEPOT	2011	2016	MARSHALLS	2006	2011
CHARLESTON (8)	2003	JOINT VENTURE	15.7	136,276	99.4	ROSS DRESS FOR LESS	2015	2035	BED BATH & BEYOND	2014	2034	COST PLUS	2014	2029
FLORENCE	1997	FEE	21.0	113,922	97.2	HAMRICKS	2011		STAPLES	2010	2035	ATHLETE'S FOOT	2007	2017
GREENVILLE	1997	FEE	20.4	148,532	59.9	BABIES R US	2007	2022
GREENVILLE (11)	2004	FEE	31.8	295,928	96.8	INGLES MARKETS	2021	2076	GOODY'S FAMILY CLOTHING	2010	2025	TJ MAXX	2010	2025
MT PLEASANT (8)	2004	JOINT VENTURE	11.7	116,868	97.7	WHOLE FOODS	2025	2055	STAPLES	2012
NORTH CHARLESTON	2000	FEE	27.3	267,632	94.3	SPORTS AUTHORITY	2013	2033	CIRCUIT CITY	2019	2029	MARSHALLS	2008	2013
TENNESSEE
CHATTANOOGA	2002	JOINT VENTURE	5.0	50,000	100.0	HOME GOODS	2010	2020	MICHAELS	2017	2037
CHATTANOOGA	1973	GROUND LEASE (2074)	7.6	50,588	95.9	SAVE-A-LOT	2009	2014
MADISON (7)	1999	JOINT VENTURE	21.1	189,299	73.2	BEST BUY	2014	2029	GOODY'S FAMILY CLOTHING	2010	2020	OLD NAVY	2009	2019
MADISON	1978	GROUND LEASE (2039)	14.5	175,593	96.6	OLD TIME POTTERY	2013	2023	WAL-MART	2014	2039
MADISON	2004	FEE	25.4	240,318	97.1	JO-ANN FABRICS	2009	2024	CIRCUIT CITY	2009	2039	TJ MAXX	2010	2020
MEMPHIS (7)	2001	FEE	3.9	40,000	100.0	BED BATH & BEYOND	2012	2027
MEMPHIS	2000	FEE	8.8	87,962	100.0	OLD TIME POTTERY	2010	2025
MEMPHIS	1991	FEE	14.7	167,243	77.7	TOYS "R" US	2017	2042	OFFICEMAX	2008	2028	KIDS R US	2019	2044
NASHVILLE (7)	1999	JOINT VENTURE	9.3	99,909	92.5	BEST BUY	2014	2029	OFFICEMAX	2015	2035
NASHVILLE	1998	FEE	10.2	109,012	91.3	MARSHALLS	2007		OFFICEMAX	2009	2019	OLD COUNTRY BUFFET	2006	2016
NASHVILLE	1986	FEE	16.9	172,135	96.6	STEIN MART	2008	2013	ASHLEY FURNITURE HOMESTORE	2012	2022	BED BATH & BEYOND	2013	2028
TEXAS
AMARILLO (7)	1997	JOINT VENTURE	9.3	343,989	99.6	HOME DEPOT	2019	2069	KOHL'S	2025	2055	CIRCUIT CITY	2010	2035
AMARILLO (7)	2003	JOINT VENTURE	10.6	142,747	97.1	ROSS DRESS FOR LESS	2012	2037	BED BATH & BEYOND	2012	2032	JO-ANN FABRICS	2012	2032
ARLINGTON	1997	FEE	8.0	96,127	100.0	HOBBY LOBBY	2008	2018
AUSTIN (7)	1998	JOINT VENTURE	18.2	191,760	99.1	CIRCUIT CITY	2017	2037	BABIES R US	2012	2027	WORLD MARKET	2011	2026
AUSTIN	1998	FEE	15.4	157,852	90.5	HEB GROCERY	2006	2026	BROKERS NATIONAL LIFE	2013
AUSTIN	2003	JOINT VENTURE	10.8	108,028	100.0	FRY'S ELECTRONICS	2018	2048
BAYTOWN	1996	FEE	8.7	86,240	100.0	HOBBY LOBBY	2008	2018	ROSS DRESS FOR LESS	2012	2032
BEAUMONT (4)	2002	FEE	11.4	82,000	100.0	ROSS DRESS FOR LESS	2015	2035	BED BATH & BEYOND	2013	2033	SHOE CARNIVAL	2013	2023
BEAUMONT (4)	2005	FEE	5.6	44,000	100.0	JO-ANN FABRICS	2017	2037	COST PLUS	2016	2031
BROWNSVILLE (4)	2005	JOINT VENTURE	30.1	—	—
BURLESON (4)	2000	JOINT VENTURE	51.1	61,000	100.0	OLD NAVY	2010	2025	ULTA	2015	2025
BURLESON (4)	2003	JOINT VENTURE	13.6	44,000	100.0	OFFICE DEPOT	2020	2040
CORPUS CHRISTI	1997	GROUND LEASE (2065)	12.5	125,454	100.0	BEST BUY	2016	2030	ROSS DRESS FOR LESS	2011	2030	BED BATH & BEYOND	2018	2032
DALLAS	2002	JOINT VENTURE	5.0	49,701	100.0	CONN'S	2014	2034
DALLAS (8)	2002	JOINT VENTURE	9.6	125,195	89.2	TOM THUMB	2017	2032	TOM THUMB (GAS STATION)	2017	2032
DALLAS (5)	1969	JOINT VENTURE	75.0	—	—
DALLAS (7)	1998	FEE	6.8	83,867	100.0	ROSS DRESS FOR LESS	2007	2017	OFFICEMAX	2009	2024	BIG LOTS	2012	2032
EAST PLANO	1996	FEE	9.0	100,598	100.0	HOME DEPOT EXPO	2024	2054
FORT WORTH (4)	2003	JOINT VENTURE	45.5	152,000	100.0	MARSHALLS	2015	2035	ROSS DRESS FOR LESS	2016	2041	OFFICE DEPOT	2021	2041
GARLAND (7)	1998	JOINT VENTURE	6.3	62,000	100.0	OFFICE DEPOT	2011	2021	99 CENTS ONLY STORE	2009	2024
GARLAND	1996	FEE	8.8	103,600	100.0	NREL, INC.	2006
HARRIS COUNTY (13)	2005	JOINT VENTURE	11.4	144,066	100.0	BEST BUY	2015	2035	LINENS N THINGS	2015	2030	BARNES & NOBLE	2014	2029
HOUSTON (3)	1998	FEE	40.0	405,161	97.8	OSHMAN SPORTING	2009	2024	HOBBY LOBBY	2012	2022	BEL FURNITURE	2010	2015
HOUSTON	1997	FEE	8.0	113,831	85.1	HEB PANTRY STORE	2007	2027	PALAIS ROYAL	2007	2022
HOUSTON	1999	FEE	5.6	84,188	75.5	OFFICE DEPOT	2007	2022	METROPOLITAN FURNITURE	2013	2023
HOUSTON (8)	2003	JOINT VENTURE	17.1	185,332	90.0	ROSS DRESS FOR LESS	2013	2033	OFFICE DEPOT	2012	2032	OLD NAVY	2007	2022
HOUSTON (4)	2003	JOINT VENTURE	25.4	189,000	100.0	TJ MAXX	2015	2035	ROSS DRESS FOR LESS	2016	2036	BED BATH & BEYOND	2016	2041
HOUSTON (7)	2002	JOINT VENTURE	54.3	589,201	95.8	LOEWS THEATRES	2017	2047	HOBBY LOBBY	2016	2026	OSHMAN SPORTING	2017	2037
HOUSTON	1996	FEE	8.2	96,500	100.0	BURLINGTON COAT FACTORY	2019	2034
LAKE WORTH (4)	2003	JOINT VENTURE	29.6	220,000	100.0	HOBBY LOBBY	2020	2030	CIRCUIT CITY	2021	2036	ROSS DRESS FOR LESS	2016	2041
LAREDO (8) (3)	2004	JOINT VENTURE	25.1	251,381	98.6	TOYS "R" US	2018	2068	CINEMARK	2013	2033	LINENS N THINGS	2015	2030
LEWISVILLE	1998	FEE	11.2	74,837	93.1	BALLY TOTAL FITNESS	2007	2022	TALBOTS OUTLET	2007	2017
LEWISVILLE	1998	FEE	7.6	123,560	100.0	BABIES R US	2009	2027	BED BATH & BEYOND	2018	2033	BROYHILL HOME COLLECTIONS	2015	2025
LEWISVILLE	1998	FEE	9.4	93,668	68.4	DSW SHOE WAREHOUSE	2008	2028	PETLAND	2009	2019
LUBBOCK	1998	FEE	9.6	108,326	100.0	PETSMART	2015	2040	OFFICEMAX	2009	2029	BARNES & NOBLE	2010	2025
MESQUITE	1974	FEE	9.0	79,550	100.0	KROGER	2012	2037
MESQUITE	1998	FEE	15.0	209,766	89.2	BEST BUY	2009	2024	ASHLEY FURNITURE HOMESTORE	2007	2017	PETSMART	2007	2027
N. BRAUNFELS	2003	JOINT VENTURE	8.6	86,479	100.0	KOHL'S	2014	2064
PASADENA (7)	1999	JOINT VENTURE	15.1	169,190	100.0	PETSMART	2015	2030	OFFICEMAX	2014	2029	MICHAELS	2009	2024
PASADENA (7)	2001	JOINT VENTURE	24.6	241,097	99.2	BEST BUY	2012	2027	ROSS DRESS FOR LESS	2012	2032	MARSHALLS	2012	2027
PLANO	2005	FEE	0.0	149,343	100.0	HOME DEPOT	2026
RICHARDSON (7)	1998	JOINT VENTURE	11.7	115,579	79.5	OFFICEMAX	2011	2026	BALLY TOTAL FITNESS	2009	2019	FOX & HOUND	2012	2022
SAN ANTONIO (4)	1999	FEE	21.7	181,000	100.0	HOBBY LOBBY	2018	2033	BEALLS	2014	2024	ENGLAND CUSTOM FURNITURE	2015	2025
TEMPLE (13)	2005	JOINT VENTURE	27.5	274,786	88.1	HOBBY LOBBY	2021	2036	ROSS DRESS FOR LESS	2012	2037	GOODY'S FAMILY CLOTHING	2011	2021
WOODLANDS (4)	2002	JOINT VENTURE	34.0	399,000	100.0	BORDERS BOOKS	2024	2044	CINEMARK	2020	2040	TOMMY BAHAMA'S	2015	2030

Back to Contents

	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION) (2)	LAND AREA (ACRES)	LEASABLE AREA (SQ. FT.)		MAJOR LEASES
					PERCENT
					LEASED		LEASE	OPTION		LEASE	OPTION		LEASE	OPTION
LOCATION					(1)	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION

UTAH
OGDEN	1967	FEE	11.4	142,628	100.0	COSTCO	2033	2073
VERMONT
MANCHESTER	2004	FEE	9.5	53,483	100.0	PRICE CHOPPERS	2011
VIRGINIA
ARLINGTON (11)	2004	FEE	16.8	337,429	97.9	COSTCO	2009	2044	MARSHALLS	2010	2025	BEST BUY CO.	2009	2024
BURKE (10)	2004	GROUND LEASE (2076)/ JOINT VENTURE	12.5	124,148	100.0	SAFEWAY	2020	2050	CVS	2021	2041
COLONIAL HEIGHTS	1996	FEE	6.1	60,909	100.0	BLOOM BROTHERS FURNITURE	2008		BOOKS-A-MILLION	2008	2015
DUMFRIES (12)	2005	JOINT VENTURE	0.2	1,702	100.0
FAIRFAX (7)	1998	JOINT VENTURE	37.0	323,262	100.0	HOME DEPOT	2013	2033	COSTCO	2011	2046	SPORTS AUTHORITY	2008	2013
FREDERICKSBURG (12)	2005	JOINT VENTURE	0.5	4,842	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	3.2	32,000	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	0.2	2,454	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	0.4	3,650	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	0.4	4,261	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	0.3	3,000	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	1.1	10,578	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	1.0	10,002	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	0.8	8,000	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	0.5	5,126	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	0.7	6,818	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	0.5	4,800	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	0.3	2,909	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	0.6	6,000	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	1.1	11,097	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	0.7	7,200	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	0.8	8,027	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	0.6	6,100	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	0.6	5,540	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	0.7	7,241	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	0.3	3,076	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	0.6	5,892	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	0.5	5,020	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	0.7	7,256	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	0.5	4,828	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	0.3	3,000	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	3.3	33,179	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	0.4	3,822	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	0.3	3,028	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	0.4	4,352	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	0.7	7,000	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	1.0	10,125	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	1.0	10,125	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	0.2	2,170	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	0.7	7,200	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	0.2	1,762	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	0.8	7,993	100.0
FREDERICKSBURG (12)	2005	JOINT VENTURE	1.0	10,125	100.0
FREDERICKSBURG (8)	2004	JOINT VENTURE	11.2	141,857	100.0	KMART	2007	2032
HARRISONBURG	1993	FEE	5.3	—	—
HARRISONBURG (8) (3)	2004	JOINT VENTURE	12.3	150,404	91.3	KOHL'S	2024	2064	TOYS "R" US	2010	2040
HARRISONBURG (9)	2002	JOINT VENTURE	14.0	139,956	48.7	FARMER JACK	2007	2037	CVS	2007	2017
MANASSAS	1997	FEE	13.5	117,525	99.1	SUPER FRESH	2006	2026	JO-ANN FABRICS	2006	2011
MANASSAS (13)	2005	JOINT VENTURE	8.9	107,233	100.0	BURLINGTON COAT FACTORY	2009	2030	AUTO ZONE	2010	2025
RICHMOND	2002	FEE	8.5	84,683	100.0	BLOOM BROTHERS FURNITURE	2013	2023
RICHMOND	1995	FEE	11.5	128,612	100.0	BURLINGTON COAT FACTORY	2010	2035
RICHMOND	2005	GROUND LEASE (2056)/ JOINT VENTURE	14.6	127,801	99.1	UKROP'S	2010	2015	HARLEY DAVIDSON MOTORCYCLES	2006	2009
RICHMOND (12)	2005	JOINT VENTURE	0.3	3,060	100.0
ROANOKE	2004	FEE	7.7	81,789	100.0	DICK'S SPORTING GOODS	2019	2034	CIRCUIT CITY	2020	2040
ROANOKE (8)	2005	JOINT VENTURE	30.2	301,923	86.4	MICHAELS	2009	2019	MARSHALLS	2013	2033	ROSS DRESS FOR LESS	2016	2036
STAFFORD (12)	2005	JOINT VENTURE	0.4	4,211	100.0
STAFFORD (12)	2005	JOINT VENTURE	0.4	4,400	100.0
STAFFORD (12)	2005	JOINT VENTURE	0.7	7,310	100.0
STAFFORD (12)	2005	JOINT VENTURE	0.4	3,549	100.0
STAFFORD (12)	2005	JOINT VENTURE	9.9	101,042	100.0	GIANT FOOD	2027	2072	STAPLES	2017	2032	PETCO SUPPLIES & FISH	2012	2026
STAFFORD (13)	2005	JOINT VENTURE	30.8	331,730	96.8	SHOPPERS FOOD	2023	2053	TJ MAXX	2016	2036	ROSS DRESS FOR LESS	2015	2035
STERLING (11)	2004	FEE	103.3	737,503	100.0	WAL-MART	2021	2091	LOWE'S HOME CENTER	2021	2061	SAM'S	2021	2091
STERLING (8)	2003	JOINT VENTURE	38.1	361,079	98.9	TOYS "R" US	2012	2037	MICHAELS	2011	2026	CIRCUIT CITY	2017	2037
WOODBRIDGE	1973	GROUND LEASE (2072)/JOINT VENTURE	19.6	189,563	79.5	CAMPOS FURNITURE	2009		SALVATION ARMY	2009	2014	BOOT HILL	2011
WOODBRIDGE (7) (3)	1998	JOINT VENTURE	54.0	494,283	97.2	LOWE'S HOME CENTER	2012	2032	SHOPPERS FOOD	2009	2044	BEST BUY	2010	2025
WOODBRIDGE (8)	2004	JOINT VENTURE	27.6	272,174	87.5	LOWE'S HOME CENTER	2023	2053	ERNIE SULLINS	2006
WASHINGTON
BELLINGHAM (7)	1998	JOINT VENTURE	20.0	188,885	99.2	BON HOME STORE	2012	2022	BEST BUY	2017	2032	BED BATH & BEYOND	2012	2027
BELLEVUE (3)	2004	JOINT VENTURE	41.6	432,093	100.0	TARGET	2007	2037	MERVYN'S	2012	2037	NORDSTROM RACK	2012	2022
FEDERAL WAY (7)	2000	JOINT VENTURE	17.0	200,126	98.0	QFC	2015	2045	JO-ANN FABRICS	2010	2030	BARNES & NOBLE	2011	2026
SPOKANE (13)	2005	JOINT VENTURE	8.3	129,785	97.2	BED BATH & BEYOND	2011	2026	ROSS DRESS FOR LESS	2009	2019	RITE AID	2009	2039
TUKWILA (7)	2003	JOINT VENTURE	45.9	459,071	100.0	THE BON MARCHE	2009	2019	BEST BUY	2016	2031	GART SPORTS	2014	2029
VANCOUVER (4)	2003	JOINT VENTURE	32.5	77,000	100.0	OFFICE DEPOT	2015	2035	PETCO	2015	2025	PARTY CITY	2015	2025
WEST VIRGINIA
CHARLES TOWN	1985	FEE	22.0	209,086	97.6	WAL-MART	2017	2047	STAPLES	2006
HUNTINGTON	1993	FEE	19.5	2,400	100.0
MARTINSBURG	1986	FEE	6.0	43,212	—
SOUTH CHARLESTON	1999	FEE	14.8	188,833	95.8	KROGER	2008	2038	TJ MAXX	2011	2021
WISCONSIN
RACINE	1988	FEE	14.2	157,150	68.2	PIGGLY WIGGLY	2015	2030	BIG LOTS	2010	2015

CANADA
ALBERTA
SHOPPES @ SHAWNESSEY	2002	JOINT VENTURE	16.3	162,988	100.0	ZELLERS	2011	2096
SHAWNESSY CENTRE	2002	JOINT VENTURE	30.6	306,010	100.0	FUTURE SHOP (BEST BUY)	2009	2024	LINEN N THINGS	2015	2025	BUSINESS DEPOT (STAPLES)	2013	2028
BRENTWOOD	2002	JOINT VENTURE	31.2	312,331	100.0	CANADA SAFEWAY	2007	2032	SEARS WHOLE HOME	2010	2020	LINEN N THINGS	2016	2031
SOUTH EDMONTON COMMON	2002	JOINT VENTURE	42.9	428,745	100.0	HOME OUTFITTERS	2016	2031	LONDON DRUGS	2020	2057	MICHAELS	2011	2026
GRANDE PRAIRIE III	2002	JOINT VENTURE	6.3	63,413	100.0	MICHAELS	2011	2031	WINNERS (TJ MAXX)	2011	2026	JYSK LINEN	2012	2022

Back to Contents

	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION) (2)	LAND AREA (ACRES)	LEASABLE AREA (SQ. FT.)		MAJOR LEASES
					PERCENT
					LEASED		LEASE	OPTION		LEASE	OPTION		LEASE	OPTION
LOCATION					(1)	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION

BRITISH COLUMBIA
TILLICUM	2002	JOINT VENTURE	45.7	457,169	99.6	ZELLERS	2013	2098	SAFEWAY	2023	2053	WINNERS (TJ MAXX)	2008	2023
PRINCE GEORGE	2001	JOINT VENTURE	37.3	372,725	95.2	OVERWAITEE	2018	2028	THE BAY	2013	2083	LONDON DRUGS	2017	2027
STRAWBERRY HILL	2002	JOINT VENTURE	33.3	332,817	99.2	HOME DEPOT	2016	2041	CINEPLEX ODEON	2014	2024	WINNERS (TJ MAXX)	2009	2024
MISSION	2001	JOINT VENTURE	25.7	256,592	98.8	OVERWAITEE	2018	2028	FAMOUS PLAYERS	2010	2030	LONDON DRUGS	2019	2046
ABBOTSFORD	2002	JOINT VENTURE	21.5	215,213	100.0	ZELLERS	2052	2082	PETSMART	2013	2033	WINNERS (TJ MAXX)	2008	2023
CLEARBROOK	2001	JOINT VENTURE	18.8	188,253	100.0	SAFEWAY	2007	2037	STAPLES	2012	2022	LANDMARK CINEMAS	2011	2021
SURREY	2001	JOINT VENTURE	17.1	170,725	97.6	CANADA SAFEWAY	2011	2061	LONDON DRUGS	2011	2021
LANGLEY POWER CENTER	2003	JOINT VENTURE	22.8	228,314	100.0	WINNERS (TJ MAXX)	2012	2027	MICHAELS	2011	2021	FUTURE SHOP (BEST BUY)	2012	2022
LANGLEY GATE	2002	JOINT VENTURE	15.2	151,802	100.0	SEARS	2008	2018	PETSMART	2008	2038	WINNERS (TJ MAXX)	2007	2017
ONTARIO
THICKSON RIDGE	2002	JOINT VENTURE	36.3	363,039	100.0	WINNERS (TJ MAXX)	2013	2023	FUTURE SHOP (BEST BUY)	2006	2016	SEARS WHOLE HOME	2012	2022
SHOPPERS WORLD ALBION	2002	JOINT VENTURE	34.9	349,399	100.0	CANADIAN TIRE	2014	2029	FORTINO'S	2010	2030
SHOPPERS WORLD DANFORTH	2002	JOINT VENTURE	32.9	328,820	99.8	ZELLERS	2009	2029	DOMINION	2018	2028	BUSINESS DEPOT (STAPLES)	2015	2030
LINCOLN FIELDS	2002	JOINT VENTURE	29.0	289,531	93.8	WAL MART	2010	2025	LOEB (GROUND)	2009	2024	CAA OTTAWA	2007	2015
404 TOWN CENTRE	2002	JOINT VENTURE	24.9	249,379	98.7	ZELLERS	2009	2024	A & P	2007	2027	NATIONAL GYM CLOTHING	2019	2024
SUDBURY	2002	JOINT VENTURE	38.9	389,213	100.0	FAMOUS PLAYERS	2019	2039	BUSINESS DEPOT (STAPLES)	2014	2024	CHAPTERS	2010	2030
CLARKSON CROSSING	2004	JOINT VENTURE	20.2	201,599	100.0	CANADIAN TIRE	2023	2043	A & P	2023	2048
GREEN LANE CENTRE	2003	JOINT VENTURE	16.0	160,231	100.0	LINEN N THINGS	2014	2029	MICHAELS	2013	2033	PETSMART	2014	2039
KENDALWOOD	2002	JOINT VENTURE	15.6	155,945	96.2	PRICE CHOPPER	2013	2038	VALUE VILLAGE	2008	2028	SHOPPERS DRUG MART	2011	2021
LEASIDE	2002	JOINT VENTURE	13.3	133,035	100.0	CANADIAN TIRE	2006	2036	FUTURE SHOP (BEST BUY)	2006	2021	PETSMART	2012	2037
DONALD PLAZA	2002	JOINT VENTURE	9.1	91,462	100.0	WINNERS (TJ MAXX)	2008	2023
ST. LAURANT	2002	JOINT VENTURE	12.6	125,984	98.0	ZELLERS	2017	2046	LOEB	2008	2023
BOULEVARD CENTRE III	2004	JOINT VENTURE	7.7	77,011	100.0	FOOD BASICS	2025	2055
RIOCAN GRAND PARK	2003	JOINT VENTURE	11.9	118,637	100.0	SHOPPERS DRUG MART	2018	2038	WINNERS (TJ MAXX)	2014	2024	BUSINESS DEPOT (STAPLES)	2011	2021
WALKER PLACE	2002	JOINT VENTURE	7.0	69,857	100.0	COMMISSO'S	2012	2032
SCARBOROUGH	2005	JOINT VENTURE	2.3	20,506	100.0	AGINCOURT NISSAN LIMITED	2020
SCARBOROUGH	2005	JOINT VENTURE	1.8	13,433	100.0	MORNINGSIDE NISSAN LIMITED	2020
MARKETPLACE TORONTO	2002	JOINT VENTURE	16.4	164,121	100.0	WINNERS (TJ MAXX)	2014		MARK'S WORK WEARHOUSE	2015		SEARS APPLIANCE	2015
SUDBURY(4)	2004	JOINT VENTURE	14.1	170,000	100.0	WINNERS (TJ MAXX)	2015		LINEN N THINGS	2016		MICHAELS	2015
PRINCE EDWARD ISLAND
CHARLOTTETOWN	2002	JOINT VENTURE	39.0	389,936	98.9	ZELLERS	2019	2079	WINNERS (TJ MAXX)	2009	2019	WEST ROYALTY FITNESS	2010	2015
QUEBEC
GREENFIELD PARK	2002	JOINT VENTURE	36.4	364,003	100.0	WINNERS (TJ MAXX)	2011	2021	BUREAU EN GROS (STAPLES)	2007	2022	GUZZO CINEMA	2019	2039
JACQUES CARTIER	2002	JOINT VENTURE	21.3	213,461	96.4	GUZZO CINEMA	2010	2040	VALUE VILLAGE	2008	2028	IGA	2012	2022
CHATEAUGUAY	2002	JOINT VENTURE	21.1	211,391	99.2	SUPER C	2008	2028	HART	2015	2025

MEXICO
SALTILLO PLAZA	2002	JOINT VENTURE	17.5	174,704	99.3	HEB
NUEVO LEON	2002	JOINT VENTURE	26.7	267,322	91.9	HEB
JUAREZ	2003	JOINT VENTURE	24.0	240,224	81.9	SORIANA
SAN LUIS	2004	FEE	12.2	121,943	95.9	HEB
ACAPULCO	2005	FEE	17.0	170,223	100.0	WAL-MART
CANCUN	2005	FEE	9.2	92,152	87.9	WAL-MART
HUEHUETOCA (4)	2004	JOINT VENTURE	9.8	144,000	100.0	WAL-MART
REYNOSA (4)	2004	JOINT VENTURE	16.4	326,000	100.0	HEB
PACHUCA (4)	2005	JOINT VENTURE	13.7	102,000	100.0	HOME DEPOT
SALTILLO (4)	2005	FEE	25.8	149,000	100.0	HEB
PACHUCA (4)	2005	FEE	11.2	120,000	100.0	WAL-MART
TUXTEPEC (4)	2005	JOINT VENTURE	5.3	104,000	100.0	WAL-MART
GUADALAJARA (4)	2005	JOINT VENTURE	24.0	291,000	100.0	WAL-MART
GUADALAJARA (4)	2005	JOINT VENTURE	11.5	69,000	100.0	WAL-MART
TLALNEPANTLA (4)	2005	JOINT VENTURE	14.7	195,000	100.0	WAL-MART
TIJUANA (4)	2005	JOINT VENTURE	38.7	182,000	100.0	WAL-MART
MEXICO CITY (4)	2005	FEE	0.9	22,000	100.0	MERCEDES BENZ

TOTAL 744 PROPERTY INTERESTS	11,963	103,284,815

ACQUISITIONS SUBSEQUENT TO DECEMBER 31, 2005 THROUGH FEBRUARY 6, 2006

CALIFORNIA
CHICO	2006	FEE	2.0	19,560	100.0
CORNING	2006	FEE	1.1	11,350	100.0
ELK GROVE	2006	FEE	3.0	30,130	100.0
ELK GROVE	2006	FEE	0.8	7,880	100.0
JACKSON	2006	FEE	6.8	67,665	100.0	RALEY'S SUPERMARKETS	2024
JACKSON	2006	FEE	9.9	23,100	100.0
MANTECA	2006	FEE	1.9	19,455	100.0
MERCED	2006	FEE	4.0	27,350	100.0
NAPA	2006	FEE	35.0	349,530	100.0	TARGET	2020		HOME DEPOT	2018		RALEY'S SUPERMARKETS	2020
POLLOCK PINES	2006	FEE	1.2	12,000	100.0
RED BLUFF	2006	FEE	2.3	23,200	89.7
REDDING	2006	FEE	2.2	21,876	100.0
SACRAMENTO	2006	FEE	2.0	20,103	100.0
STOCKTON	2006	FEE	4.6	45,615	100.0
TRUCKEE	2006	FEE	2.7	26,553	77.5
TURLOCK	2006	FEE	2.2	22,415	100.0

HAWAII
KIHEI	2006	FEE	1.8	17,897	100.0

NEVADA
RENO	2006	FEE	3.1	31,317	100.0
RENO	2006	FEE	3.7	36,627	100.0

TEXAS
HOUSTON	2006	JOINT VENTURE	35.0	350,398	96.5	MICHAELS	2011		MARSHALLS	2011		BED BATH & BEYOND	2012
ALLEN	2006	JOINT VENTURE	2.1	21,162	100.0
COLLEYVILLE	2006	JOINT VENTURE	2.0	20,188	100.0

Back to Contents

		YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION) (2)	LAND AREA (ACRES)	LEASABLE AREA (SQ. FT.)		MAJOR LEASES
PERCENT
						LEASED		LEASE	OPTION		LEASE	OPTION		LEASE	OPTION
	LOCATION					(1)	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION

DISPOSITIONS SUBSEQUENT TO DECEMBER 31, 2005 THROUGH FEBRUARY 6, 2006

ILLINOIS
	CHICAGO	1997	FEE	6.0	86,894	100.0	KMART	2024	2054

NORTH CAROLINA

	WILSON (9) (6)	2002	JOINT VENTURE	16.7	167,207	11.4

	RETAIL STORE LEASES (14)	1995/ 1997	LEASEHOLD	—	2,009,119	99.9

OTHER REAL ESTATE INVESTMENTS

	AI PORTFOLIO (VARIOUS CITIES)	2005	JOINT VENTURE	128.5	5,671,130	100.0	GOODYEAR
	THREE NON-RETAIL ASSETS	2005		20.6	898,288	100.0

	GRAND TOTAL 847 PROPERTY INTERESTS			12,070	112,814,622	(15)

(1)	PERCENT LEASED INFORMATION AS OF DECEMBER 31, 2005 OR DATE OF ACQUISITION IF ACQUIRED SUBSEQUENT TO DECEMBER 31, 2005.
(2)	THE TERM "JOINT VENTURE" INDICATES THAT THE COMPANY OWNS THE PROPERTY IN CONJUNCTION WITH ONE OR MORE JOINT VENTURE PARTNERS. THE DATE INDICATED IS THE EXPIRATION DATE OF ANY GROUND LEASE AFTER GIVING AFFECT TO ALL RENEWAL PERIODS.
(3)	DENOTES REDEVELOPMENT PROJECT.
(4)	DENOTES GROUND-UP DEVELOPMENT PROJECT. THE SQUARE FOOTAGE SHOWN REPRESENTS THE COMPLETED LEASEABLE AREA.
(5)	DENOTES UNDEVELOPED LAND.
(6)	SOLD OR TERMINATED SUBSEQUENT TO DECEMBER 31, 2005.
(7)	DENOTES PROPERTY INTEREST IN KIMCO INCOME REIT ("KIR").
(8)	DENOTES PROPERTY INTEREST IN KIMCO RETAIL OPPORTUNITY PORTFOLIO ("KROP").
(9)	DENOTES PROPERTY INTEREST IN KIMSOUTH REALTY, INC.
(10)	DENOTES PROPERTY INTEREST IN KIMCO INCOME FUND I.
(11)	DENOTES PROPERTY INTEREST IN PL REALTY LLC.
(12)	DENOTES PROPERTY INTEREST IN OTHER INSTITUTIONAL PROGRAMS.
(13)	DENOTES PROPERTY INTEREST IN UBS.
(14)	THE COMPANY HOLDS INTERESTS IN 22 RETAIL STORE LEASES RELATED TO THE ANCHOR STORE PREMISES IN NEIGHBORHOOD AND COMMUNITY SHOPPING CENTERS.
(15)	DOES NOT INCLUDE 43 FNC REALTY PROPERTIES COMPRISING OF 803K SQUARE FEET, 156 PREFERRED EQUITY INTERESTS CONSISTING OF APPROXIMATELY 12.1 MILLION SQUARE FEET AND 9.8 MILLION SQUARE FEET OF PROJECTED LEASEABLE AREA RELATED TO THE GROUND-UP DEVELOPMENT PROJECTS.

Back to Contents

Executive Officers of the Registrant

The following table sets forth information with respect to the executive officers of the Company as of January 31, 2006.

Name	Age	Position	Since

Milton Cooper	77	Chairman of the Board of Directors and Chief Executive Officer	1991

Michael J. Flynn	70	Vice Chairman of the Board of Directors and President and Chief Operating Officer	1996 1997

David B. Henry	57	Vice Chairman of the Board of Directors and Chief Investment Officer	2001

Thomas A. Caputo	59	Executive Vice President	2000

Glenn G. Cohen	42	Vice President - Treasurer	2000 1997

Raymond Edwards	43	Vice President – Retail Property Solutions	2001

Jerald Friedman	61	President, KDI and Executive Vice President	2000 1998

Bruce M. Kauderer	59	Vice President – Legal General Counsel and Secretary	1995 1997

Michael V. Pappagallo	47	Executive Vice President - Chief Financial Officer	2005 1997

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

Back to Contents

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Shareholder Matters

Market Information  The following table sets forth the common stock offerings completed by the Company during the three-year period ended December 31, 2005.  The Company’s common stock was sold for cash at the following offering prices per share:

Offering Date	Offering Price

June 2003	$ 18.36
September 2003	$ 20.42

The table below sets forth, for the quarterly periods indicated, the high and low sales prices per share reported on the NYSE Composite Tape and declared dividends per share for the Company’s common stock.  The Company’s common stock is traded under the trading symbol “KIM”.

	Stock Price

Period	High	Low	Dividends

2005:
First Quarter	$29.09	$25.90	$0.305
Second Quarter	$30.00	$26.17	$0.305
Third Quarter	$33.35	$29.19	$0.330
Fourth Quarter	$33.21	$27.81	$0.330	(a)
2004:
First Quarter	$25.66	$21.88	$0.285
Second Quarter	$25.60	$19.77	$0.285
Third Quarter	$25.90	$22.42	$0.285
Fourth Quarter	$29.64	$25.27	$0.305

(a)	Paid on January 17, 2006, to stockholders of record on January 3, 2006.

Holders  The number of holders of record of the Company’s common stock, par value $0.01 per share, was 2,243 as of January 31, 2006.

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

The Company has determined that the $1.25 dividend per common share paid during 2005 represented 86% ordinary income and a 14% capital gain to its stockholders and the $1.14 dividend per common share paid during 2004 represented 83% ordinary income and 17% return of capital to its stockholders.

In addition to its common stock offerings, the Company has capitalized the growth in its business through the issuance of unsecured fixed and floating-rate medium-term notes, underwritten bonds, mortgage debt and construction loans, convertible preferred stock and perpetual preferred stock.  Borrowings under the Company’s revolving credit facilities have also been an interim source of funds to both finance the purchase of properties and other investments and meet any short-term working capital requirements.  The various instruments governing the Company’s issuance of its unsecured public debt, bank debt, mortgage debt and preferred stock impose certain restrictions on the Company with regard to dividends, voting, liquidation and other preferential rights available to the holders of such instruments.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 11 and 16 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.

Back to Contents

The Company does not believe that the preferential rights available to the holders of its Class F Preferred Stock, the financial covenants contained in its public bond Indenture, as amended, or its revolving credit agreements will have an adverse impact on the Company’s ability to pay dividends in the normal course to its common stockholders or to distribute amounts necessary to maintain its qualification as a REIT.

The Company maintains a dividend reinvestment and direct stock purchase plan (the “Plan”) pursuant to which common and preferred stockholders and other interested investors may elect to automatically reinvest their dividends to purchase shares of the Company’s common stock or, through optional cash payments, purchase shares of the Company’s common stock.  The Company may, from time to time, either (i) purchase shares of its common stock in the open market or (ii) issue new shares of its common stock for the purpose of fulfilling its obligations under the Plan.

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

Back to Contents

	Year ended December 31, (2)

	2005	2004	2003	2002	2001

	(in thousands, except per share information)
Operating Data:
Revenues from rental property (1)	$522,545	$507,641	$466,225	$419,038	$415,064
Interest expense (3)	$127,711	$107,177	$102,391	$84,885	$86,088
Depreciation and amortization (3)	$105,942	$99,616	$83,212	$68,096	$65,761
Gain on sale of development properties	$33,636	$16,835	$17,495	$15,880	$13,418
Gain on transfer/sale of operating properties,net (3)	$2,833	$—	$3,177	$—	$3,040
Provision for income taxes	$11,254	$8,320	$8,514	$12,904	$19,376
Income from continuing operations	$334,083	$281,019	$243,586	$235,610	$210,875
Income per common share, from continuing operations:
Basic	$1.42	$1.21	$1.03	$1.04	$0.97
Diluted	$1.40	$1.19	$1.02	$1.03	$0.95
Weighted average number of shares of common stock:
Basic	226,641	222,859	214,184	208,916	192,634
Diluted	230,868	227,143	217,540	210,922	202,326
Cash dividends declared per common share	$1.27	$1.16	$1.10	$1.05	$0.98

	December 31,

	2005	2004	2003	2002	2001

Balance Sheet Data:
Real estate, before accumulated depreciation	$4,560,406	$4,092,222	$4,174,664	$3,398,971	$3,201,364
Total assets	$5,534,636	$4,749,597	$4,641,092	$3,758,350	$3,387,342
Total debt	$2,691,196	$2,118,622	$2,154,948	$1,576,982	$1,328,079
Total stockholders' equity	$2,387,214	$2,236,400	$2,135,846	$1,908,800	$1,892,647
Cash flow provided by operations	$410,797	$365,176	$308,632	$278,931	$287,444
Cash flow used for investing activities	$(716,015)	$(299,597)	$(637,636)	$(396,655)	$(150,059)
Cash flow provided by (used for) financing activities	$343,271	$(75,647)	$341,330	$59,839	$(62,635)

(1)
Does not include (i) revenues from rental property relating to unconsolidated joint ventures, (ii) revenues relating to the investment in retail stores leases and (iii) revenues from properties included in discontinued operations.

(2)
All years have been adjusted to reflect the impact of operating properties sold during the years ended December 31, 2005, 2004, 2003 and 2002 and properties classified as held for sale as of December 31, 2005, which are reflected in discontinued operations in the Consolidated Statements of Income.

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

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers.  As of February 6, 2006, the Company had interests in 1,046 properties totaling approximately 135.5 million square feet of GLA located in 44 states, Canada and Mexico.

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

In connection with the Tax Relief Extension Act of 1999 (the “RMA”), which became effective January 1, 2001, the Company is now permitted to participate in activities which it was precluded from previously in order to maintain its qualification as a Real Estate Investment Trust (“REIT”), so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries, is engaged in various retail real estate-related opportunities including (i) merchant building, through its Kimco Developers, Inc. (“KDI”) subsidiary, which is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) retail real estate advisory and disposition services, which primarily focuses on leasing and disposition strategies of retail real estate controlled by both healthy and distressed and/or bankrupt retailers and (iii) acting as an agent or principal in connection with tax deferred exchange transactions. The Company will consider other investments through taxable REIT subsidiaries should suitable opportunities arise.

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

Critical Accounting Policies

The Consolidated Financial Statements of the Company include the accounts of the Company, its wholly-owned subsidiaries and all entities in which the Company has a controlling interest including where the Company has been determined to be a primary beneficiary of a variable interest entity in accordance with the provisions and guidance of Interpretation No. 46 (R), Consolidation of Variable Interest Entities or meets certain criteria of a sole general partner or managing member in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”).  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related notes.  In preparing these financial statements, management has made its best estimates and assumptions that affect the reported amounts of assets and liabilities.  These estimates are based on, but not limited to, historical results, industry standards and current economic conditions, giving due

Back to Contents

consideration to materiality.  The most significant assumptions and estimates relate to revenue recognition and the recoverability of trade accounts receivable, depreciable lives and valuation of real estate.  Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Upon acquisition of operating real estate properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building and improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships) and assumed debt in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.  Based on these estimates, the Company allocates the purchase price to the applicable assets and liabilities.  The Company utilizes methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities.  The useful lives of amortizable intangible assets are evaluated each reporting period with any changes in estimated useful lives being accounted for over the revised remaining useful life.

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

Real estate under development on the Company’s Consolidated Balance Sheets represents ground-up development of neighborhood and community shopping center projects which are subsequently sold upon completion.  These assets are carried at cost and no depreciation is recorded.  The cost of land and buildings under development includes specifically identifiable costs.  The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs of personnel directly involved and other costs incurred during the period of development.  The Company ceases cost capitalization when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity.  If, in management’s opinion, the estimated net sales price of these assets is less than the net carrying value, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property.  A gain on the sale of these assets is generally recognized using the full accrual method in accordance with the provisions of SFAS No. 66, Accounting for Real Estate Sales.

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

Results of Operations

          Comparison 2005 to 2004

Revenues from rental property increased $14.9 million or 2.9% to $522.5 million for the year ended December 31, 2005, as compared with $507.6 million for the year ended December 31, 2004.  This net increase resulted primarily from the combined effect of (i) acquisitions during 2005 and 2004 providing incremental revenues of $33.8 million for the year ended December 31, 2005, and (ii) an overall increase in shopping center portfolio occupancy to 94.6% at December 31, 2005, as compared to 93.6% at December 31, 2004 and the completion of certain redevelopment projects and tenant buyouts providing incremental revenues of approximately $18.1 million for the year ended December 31, 2005, as compared to the corresponding periods last year, offset by (iii) a decrease in revenues of approximately $37.0 million for the year ended December 31, 2005, as compared to the corresponding period last year, resulting from the sale of certain properties and the transfer of operating properties to various unconsolidated joint venture entities during 2005 and 2004.

Rental property expenses, including depreciation and amortization, increased approximately $14.0 million or 6.1% to $243.9 million for the year ended December 31, 2005, as compared with $229.9 million for the preceding year. These increases are primarily due to operating property acquisitions during 2005 and 2004, which were partially offset by property dispositions and operating properties transferred to various unconsolidated joint venture entities.

Mortgage and other financing income increased $12.6 million to $27.6 million for the year ended December 31, 2005, as compared to $15.0 million for the year ended December 31, 2004. This increase primarily relates to a $14.0 million prepayment fee received by the Company relating to the early repayment by Shopko of its outstanding loan with the Company.

Management and other fee income increased approximately $5.0 million to $30.5 million for the year ended December 31, 2005, as compared to $25.4 million in the corresponding period in 2004. This increase is primarily due to incremental fees earned from growth in the co-investment programs.

General and administrative expenses increased approximately $12.6 million to $56.8 million for the year ended December 31, 2005, as compared to $44.2 million in the preceding calendar year. This increase is primarily due to (i) a $1.4 million increase in professional fees, due in part to compliance with section 404 of the Sarbanes-Oxley Act, (ii) a $3.0 million increase due to the expensing of the value attributable to stock options granted, and (iii) increased personnel and systems related costs associated with the growth of the Company.

Interest, dividends and other investment income increased approximately $9.6 million to $28.4 million for the year ended December 31, 2005, as compared to $18.7 million in 2004. This increase is primarily due to greater dividend income and realized gains on the sale

Back to Contents

of certain marketable securities during 2005 as compared to the preceding year.

Interest expense increased $20.5 million to $127.7 million for the year ended December 31, 2005, as compared with $107.2 million for the year ended December 31, 2004. This increase is primarily due to an overall increase in average borrowings outstanding during the year ended December 31, 2005, as compared to the preceding year, resulting from the funding of investment activity during 2005.

Income from other real estate investments increased $27.8 million to $57.9 million for the year ended December 31, 2005, as compared to $30.1 million for the preceding year. This increase is primarily due to increased investment in the Company’s Preferred Equity program, which contributed income of $32.8 million during 2005, including an aggregate of approximately $12.6 million of promoted interests earned from six capital transactions during 2005, as compared to $11.4 million in 2004.

Equity in income of real estate joint ventures, net increased $21.1 million to $77.5 million for the year ended December 31, 2005, as compared with $56.4 million for the corresponding period in 2004.  This increase is primarily attributable to (i) the increased equity in income from the Kimco Income REIT joint venture investment (“KIR”) resulting from the sale of two operating properties during 2005 which provided an aggregate gain of $20.2 million, of which the pro-rata share to the Company was $8.7 million, (ii) increased equity in income in three joint venture investments resulting from the sale of two operating properties and one development property during 2005, which provided aggregate gains of approximately $17.9 million, of which the pro-rata share to the Company was approximately $8.8 million, and (iii) the Company’s growth of its various other real estate joint ventures.  The Company has made additional capital investments in these and other joint ventures for the acquisition of additional shopping center properties throughout 2005 and 2004.

During 2005, KDI, the Company’s wholly-owned development taxable REIT subsidiary, in separate transactions, sold six recently completed projects and 41 out-parcels for approximately $264.1 million. These sales provided gains of approximately $22.8 million, net of income taxes of approximately $10.8 million.

During 2004, KDI, the Company’s wholly-owned development taxable REIT subsidiary, in separate transactions, sold five recently completed projects, three completed phases of projects and 28 out-parcels for approximately $169.4 million.  These sales provided gains of approximately $12.4 million, net of income taxes of approximately $4.4 million.

During 2005, the Company (i) disposed of, in separate transactions, 20 operating properties for an aggregate sales price of approximately $93.3 million, (ii) transferred three operating properties to KROP for an aggregate price of approximately $49.0 million, (iii) transferred 52 operating properties to various joint ventures in which the Company has non-controlling interests ranging from 15% to 50% for an aggregate price of approximately $183.1 million.  For the year ended December 31, 2005, these transactions resulted in gains of approximately $31.9 million and a loss on sale/transfer from four of the properties for $5.2 million.

During 2004, the Company (i) disposed of, in separate transactions, 16 operating properties and one ground lease for an aggregate sales price of approximately $81.1 million, including the assignment of approximately $8.0 million of non-recourse mortgage debt encumbering one of the properties; cash proceeds of approximately $16.9 million from the sale of two of these properties were used in a 1031 exchange to acquire shopping center properties located in Roanoke, VA, and Tempe, AZ, (ii) transferred 17 operating properties to KROP for an aggregate price of approximately $197.9 million and (iii) transferred 21 operating properties to various co-investment ventures in which the Company has non-controlling interests ranging from 10% to 30% for an aggregate price of approximately $491.2 million. For the year ended December 31, 2004, these dispositions resulted in gains of approximately $15.8 million and a loss on sale from three of the properties of approximately $5.1 million.

As part of the Company’s periodic assessment of its real estate properties with regard to both the extent to which such assets are consistent with the Company’s long-term real estate investment objectives and the performance and prospects of each asset, the Company determined in 2004 that its investment in an operating property comprised of approximately 0.1 million square feet of GLA, with a net book value of $3.8 million, might not be fully recoverable. Based upon management’s assessment of current market conditions and lack of demand for the property, the Company reduced its anticipated holding period of this investment. As a result of the reduction in the anticipated holding period, together with reassessment of the potential future operating cash flow for the property and the effects of current market conditions, the Company determined that its investment in this asset was

Back to Contents

not fully recoverable and recorded an adjustment of property carrying value of approximately $3.0 million in 2004.  This adjustment was included, along with the related property operations in the line Income from discontinued operating properties, in the Company’s Consolidated Statements of Income.

For those property dispositions for which SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) is applicable, the operations and gain or loss on the sale of the property have been included in the caption Discontinued operations in the Company’s Consolidated Statements of Income.

Net income for the year ended December 31, 2005, was $363.6 million, compared to $297.1 million for the year ended December 31, 2004.  On a diluted per share basis, net income increased $0.26 to $1.52 for the year ended December 31, 2005, as compared to $1.26 for the previous year.  This increase is attributable to (i) increased income from other real estate investments, primarily from the Company’s Preferred Equity program, (ii) an increase in equity in income of real estate joint ventures achieved from gains on sales of joint venture operating properties and additional capital investments in the Company’s joint venture programs for the acquisition of additional shopping center properties throughout 2005 and 2004, (iii) increased income contributed from mortgage and other financing receivables as compared to last year and (iv) increased gains on sale/transfer of development and operating properties during 2005, as compared to the same period during 2004.

          Comparison 2004 to 2003

Revenues from rental property increased $41.4 million or 8.9% to $507.6 million for the year ended December 31, 2004, as compared with $466.2 million for the year ended December 31, 2003.  This net increase resulted primarily from the combined effect of (i) acquisitions during 2004 and 2003 providing incremental revenues of $40.4 million for the year ended December 31, 2004, and (ii) an overall increase in shopping center portfolio occupancy to 93.6% at December 31, 2004, as compared to 90.7% at December 31, 2003 and the completion of certain redevelopment projects and tenant buyouts providing incremental revenues of approximately $16.6 million for the year ended December 31, 2004, as compared to the corresponding periods last year, offset by (iii) a decrease in revenues of approximately $15.6 million for the year ended December 31, 2004, as compared to the corresponding period last year, resulting from the sale of certain properties and the transfer of operating properties to various unconsolidated joint venture entities during 2004 and 2003.

Rental property expenses, including depreciation and amortization, increased approximately $26.3 million or 12.9% to $229.9 million for the year ended December 31, 2004, as compared with $203.5 million for the preceding year. This increase was primarily due to operating property acquisitions during 2004 and 2003, which were partially offset by property dispositions and operating properties transferred to various unconsolidated joint venture entities.

Mortgage and other financing income decreased $3.8 million to $15.0 million for the year ended December 31, 2004, as compared to $18.9 million for the year ended December 31, 2003. This decrease was primarily due to lower interest and financing income earned related to certain real estate lending activities during 2004 as compared to the preceding year.

Management and other fee income increased approximately $10.1 million to $25.4 million for the year ended December 31, 2004, as compared to $15.3 million in the corresponding period in 2003. This increase was primarily due to incremental fees earned from growth in the co-investment programs and fees earned from disposition services provided to various retailers.

General and administrative expenses increased approximately $5.9 million to $44.2 million for the year ended December 31, 2004, as compared to $38.3 million in the preceding calendar year. This increase was primarily due to (i) a $0.9 million increase in professional fees, mainly attributable to compliance with section 404 of the Sarbanes-Oxley Act, (ii) a $1.6 million increase due to the expensing of the value attributable to stock options granted, (iii) increased staff levels related to the growth of the Company and (iv) other personnel-related costs, associated with a realignment of our regional operations.

Other income/(expense), net increased approximately $14.2 million to $10.1 million for the year ended December 31, 2004, as compared to the preceding year. This increase was primarily due to a prior-year write-down in the carrying value of the Company’s equity investment in Frank’s Nursery, Inc., offset by increased income in 2004 from other equity investments.

Back to Contents

Interest expense increased $4.8 million to $107.2 million for the year ended December 31, 2004, as compared with $102.4 million for the year ended December 31, 2003. This increase was primarily due to an overall increase in average borrowings outstanding during the year ended December 31, 2004, as compared to the preceding year, resulting from the funding of investment activity during 2004.

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

Income from other real estate investments increased $7.3 million to $30.1 million for the year ended December 31, 2004, as compared to $22.8 million for the preceding year. This increase was primarily due to increased investment in the Company’s Preferred Equity program, which contributed income of $11.4 million during 2004, as compared to $4.6 million in 2003.

Equity in income of real estate joint ventures, net increased $14.1 million to $56.4 million for the year ended December 31, 2004, as compared with $42.3 million for the preceding year. This increase was primarily attributable to the equity in income from the increased investment in the RioCan joint venture investment (“RioCan Venture”), the Kimco Retail Opportunity Portfolio joint venture investment (“KROP”) and the Company’s growth of its various other real estate joint ventures. The Company had made additional capital investments in these and other joint ventures for the acquisition of additional shopping center properties throughout 2004 and 2003.

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

During 2004, the Company (i) disposed of, in separate transactions, 16 operating properties and one ground lease for an aggregate sales price of approximately $81.1 million, including the assignment of approximately $8.0 million of non-recourse mortgage debt encumbering one of the properties; cash proceeds of approximately $16.9 million from the sale of two of these properties were used in a 1031 exchange to acquire shopping center properties located in Roanoke, VA, and Tempe, AZ, (ii) transferred 17 operating properties to KROP for an aggregate price of approximately $197.9 million and (iii) transferred 21 operating properties to various co-investment ventures in which the Company has non-controlling interests ranging from 10% to 30% for an aggregate price of approximately $491.2 million. For the year ended December 31, 2004, these dispositions resulted in gains of approximately $15.8 million and a loss on sale from three of the properties of approximately $5.1 million.

As part of the Company’s periodic assessment of its real estate properties with regard to both the extent to which such assets are consistent with the Company’s long-term real estate investment objectives and the performance and prospects of each asset, the Company determined in 2004 that its investment in an operating property comprised of approximately 0.1 million square feet of GLA, with a net book value of $3.8 million, might not be fully recoverable. Based upon management’s assessment of current market conditions and lack of demand for the property, the Company reduced its anticipated holding period of this investment. As a result of the reduction in the anticipated holding period, together with reassessment of the potential future operating cash flow for the property and the effects of current market conditions, the Company determined that its investment in this asset was not fully recoverable and recorded an adjustment of property carrying value of approximately $3.0 million in 2004.  This adjustment was included, along with the related property operations in the line Income from discontinued operating properties, in the Company’s Consolidated Statements of Income.

During 2003, the Company disposed of, in separate transactions, (i) ten operating shopping center properties for an aggregate sales price of approximately $119.1 million, including the assignment of approximately $1.7 million of mortgage debt encumbering one of the properties, (ii) two regional malls for an aggregate sales price of approximately $135.6

Back to Contents

million, (iii) one out-parcel for a sales price of approximately $8.1 million, (iv) transferred three operating properties to KROP for a price of approximately $144.2 million, (v) transferred an operating property to a newly formed joint venture in which the Company has a non-controlling 10% interest for a price of approximately $21.9 million and (vi) terminated four leasehold positions in locations where a tenant in bankruptcy had rejected its lease. These transactions resulted in gains of approximately $50.8 million.

During 2003, the Company identified two operating properties, comprised of approximately 0.2 million square feet of GLA, as “Held for Sale” in accordance with SFAS No. 144.  The book value of these properties, aggregating approximately $19.5 million, net of accumulated depreciation of approximately $2.0 million, exceeded their estimated fair value.  The Company’s determination of the fair value of these properties, aggregating approximately $15.4 million, was based upon contracts of sale with third parties less estimated selling costs.  As a result, the Company recorded an adjustment of property carrying values of $4.0 million.  This adjustment was included, along with the related property operations for the current and comparative years, in the caption Income from discontinued operations in the Company’s Consolidated Statements of Income.

For those property dispositions for which SFAS No. 144 was applicable, the operations and gain or loss on the sale of the property have been included in the caption Discontinued operations in the Company’s Consolidated Statements of Income.

Income from continuing operations for the year ended December 31, 2004, was $281.0, compared to $243.6 million for the year ended December 31, 2003. On a diluted per share basis, income from continuing operations improved $0.17 to $1.19 for the year ended December 31, 2004, as compared to $1.02 for the preceding year. This improved performance was primarily attributable to (i) the incremental operating results from the acquisition of operating properties during 2004 and 2003, including the Mid-Atlantic Realty Trust transaction, (ii) an increase in equity in income of real estate joint ventures resulting from additional capital investments in the RioCan Venture, KROP and other joint venture investments for the acquisition of additional shopping center properties during 2004 and 2003, (iii) an increase in management and other fee income related to the growth in the co-investment programs, (iv) increased income from other real estate investments and (v) significant leasing within the portfolio, which improved operating profitability.

Net income for the year ended December 31, 2004, was $297.1 million, compared to $307.9 million for the year ended December 31, 2003. On a diluted per share basis, net income decreased $0.05 to $1.26 for the year ended December 31, 2004, as compared to $1.31 for the year ended December 31, 2003. This decrease was primarily attributable to lower income from discontinued operations of $48.2 million for the year ended December 31, 2004, compared to the preceding year due to property sales during 2004 and 2003 and gains on early extinguishment of debt during 2003. In addition, the diluted per share results for the year ended December 31, 2003, were decreased by a reduction in net income available to common stockholders of $0.04 resulting from the deduction of original issuance costs associated with the redemption of the Company’s 7¾% Class A, 8 1/2% Class B and 8 3/8% Class C Cumulative Redeemable Preferred Stocks during the second quarter of 2003.

Tenant Concentrations

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base.  At December 31, 2005, the Company’s five largest tenants were The Home Depot, TJX Companies, Sears Holdings, Kohl’s and Royal Ahold, which represented approximately 3.6%, 3.2%, 2.7%, 2.5% and 2.0%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s cash flow activities are summarized as follows (in millions):

	Year Ended December 31,

	2005	2004	2003

Net cash flow provided by operating activities	$410.8	$365.2	$308.6
Net cash flow used for investing activities	$(716.0)	$(299.6)	$(637.6)
Net cash flow provided by (used for) financing activities	$343.3	$(75.6)	$341.3

Back to Contents

Operating Activities

The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short term and long term.  In addition, the Company anticipates that cash on hand, borrowings under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Net cash flow provided by operating activities for the year ended December 31, 2005, was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2004 and 2005, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) growth in the Company’s joint venture and Preferred Equity programs.

Investing Activities

          Acquisitions and Redevelopments

During the year ended December 31, 2005, the Company expended approximately $376.0 million towards acquisition of and improvements to operating real estate.  (See Note 3 of the Notes to the Consolidated Financial Statements included in this annual report on Form 10-K.)

The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace.  During the year ended December 31, 2005, the Company expended approximately $55.5 million in connection with these major redevelopments and re-tenanting projects.  The Company anticipates its capital commitment toward these and other redevelopment projects during 2006 will be approximately $90.0 million to $110.0 million.  The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving lines of credit.

Investments and Advances to Real Estate Joint Ventures

During the year ended December 31, 2005, the Company expended approximately $267.3 million for investments and advances to real estate joint ventures and received approximately $130.6 million from reimbursements of advances to real estate joint ventures.  (See Note 7 of the Notes to the Consolidated Financial Statements included in this annual report on Form 10-K.)

Ground-up Development

The Company is engaged in ground-up development projects which consists of (i) merchant building through the Company’s wholly-owned taxable REIT subsidiary, KDI, which develops neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Mexico and Canada for long-term investment.  All ground-up development projects generally have substantial pre-leasing prior to the commencement of construction. As of December 31, 2005, the Company had in progress a total of 38 ground-up development projects including 26 merchant building projects, five domestic ground-up development projects, six ground-up development projects located throughout Mexico and one ground-up development project located in Canada.

During the year ended December 31, 2005, the Company expended approximately $452.7 million in connection with the purchase of land and construction costs related to these projects and those sold during 2005.  These projects are currently proceeding on schedule and substantially in line with the Company’s budgeted costs.  The Company anticipates its capital commitment during 2006 toward these and other development projects will be approximately $300 million to $350 million.  The proceeds from the sales of the completed ground-up development projects, proceeds from construction loans and availability under the Company’s revolving lines of credit are expected to be sufficient to fund these anticipated capital requirements. (See Note 3 of the Notes to the Consolidated Financial Statements included in this annual report on Form 10-K.)

Dispositions and Transfers

During the year ended December 31, 2005, the Company received net proceeds of approximately $348.4 million relating to the sale of various operating properties and ground-up development projects and approximately $128.5 million from the transfer of operating properties to various joint ventures.  (See Notes 3 and 7 of the Notes to the Consolidated Financial Statements included in this annual report on Form 10-K.)

Back to Contents

Financing Activities

It is management’s intention that the Company continually have access to the capital resources necessary to expand and develop its business.  As such, the Company intends to operate with and maintain a conservative capital structure with a level of debt to total market capitalization of 50% or less.  As of December 31, 2005, the Company’s level of debt to total market capitalization was 26%.  In addition, the Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings.  The Company may, from time to time, seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives in a manner consistent with its intention to operate with a conservative debt structure.

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $4.2 billion for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.

The Company has an $850.0 million unsecured revolving credit facility, which is scheduled to expire in July 2008.  This credit facility has made available funds to both finance the purchase of properties and other investments and meet any short-term working capital requirements.  As of December 31, 2005, there was $200.0 million outstanding under this credit facility.

During September 2004, the Company entered into a three-year Canadian denominated (“CAD”) $150.0 million unsecured credit facility with a group of banks.  This facility bears interest at the CDOR Rate, as defined, plus 0.50%, and is scheduled to expire in September 2007.  During March 2005, this facility was increased to CAD $250.0 million and the scheduled maturity date was extended to March 2008.  During January 2006, the facility was further amended to reduce the borrowing spread to 0.45% and to modify the covenant package to conform to the Company’s $850.0 million U.S. Credit Facility.  Proceeds from this facility will be used for general corporate purposes including the funding of Canadian denominated investments.  As of December 31, 2005, there was CAD $110.0 million (approximately USD $94.7 million) outstanding under this credit facility.

During May 2005, the Company entered into a three-year Mexican Peso denominated (“MXP”) 500.0 million unsecured revolving credit facility.  This facility bears interest at the TIIE Rate, as defined, plus 1.00% and is scheduled to expire in May 2008.  Proceeds from this facility will be used to fund peso denominated investments.  As of December 31, 2005, there was MXP 500.0 million (approximately USD $46.7 million) outstanding under this facility.

The Company has a MTN program pursuant to which it may, from time-to-time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company’s debt maturities. As of December 31, 2005, the Company had $250.0 million available for issuance under the MTN program.  (See Note 11 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of KDI.  As of December 31, 2005, the Company had over 380 unencumbered property interests in its portfolio.

During July 2005, the Company filed a shelf registration statement on Form S-3 for up to $1.0 billion of debt securities, preferred stock, depositary shares, common stock and common stock warrants.  As of December 31, 2005, the Company had $750.0 million available for issuance under this shelf registration statement.

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders.  These dividends will be paid from operating cash flows, which are expected to increase due to property acquisitions, growth in operating income in the existing portfolio and from other investments.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation

Back to Contents

of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid increased to $293.3 million in 2005, compared to $265.3 million in 2004 and $246.3 million in 2003.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly.  Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.

Contractual Obligations and Other Commitments

The Company has debt obligations relating to its revolving credit facilities, MTNs, senior notes, mortgages and construction loans with maturities ranging from less than one year to 29 years.  As of December 31, 2005, the Company’s total debt had a weighted average term to maturity of approximately 4.9 years.  In addition, the Company has non-cancelable operating leases pertaining to its shopping center portfolio.  As of December 31, 2005, the Company has 60 shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company to construct and/or operate a shopping center.  In addition, the Company has 22 non-cancelable operating leases pertaining to its retail store lease portfolio.  The following table summarizes the Company’s debt maturities and obligations under non-cancelable operating leases as of December 31, 2005 (in millions):

	2006	2007	2008	2009	2010	Thereafter	Total

Long-Term Debt	$286.8	$290.3	$555.3	$201.9	$198.8	$1,158.1	$2,691.2
Operating Leases
Ground Leases	$11.3	$10.6	$10.5	$10.0	$8.3	$140.8	$191.5
Retail Store Leases	$5.2	$4.4	$3.3	$2.4	$2.0	$2.0	$19.3

The Company has $185.0 million of medium term notes, $14.1 million of mortgage debt and $87.7 million of construction loans maturing in 2006.  The Company anticipates satisfying these maturities with a combination of operating cash flows, its unsecured revolving credit facilities, new debt issuances and the sale of completed ground-up development projects.

The Company has issued letters of credit in connection with completion and repayment guarantees for construction loans encumbering certain of the Company’s ground-up development projects, and guaranty of payment related to the Company’s insurance program. These letters of credit aggregate approximately $34.8 million.

Additionally, the RioCan Venture, an entity in which the Company holds a 50% non-controlling interest, has a CAD $7.0 million (approximately USD $6.0 million) letter of credit facility.  This facility is jointly guaranteed by RioCan and the Company and had approximately CAD $4.6 million (approximately USD $4.0 million) outstanding as of December 31, 2005, relating to various development projects.  In addition to the letter of credit facility, various additional Canadian development projects in which the Company holds interests ranging from 33 1/3% to 50% have letters of credit issued aggregating approximately CAD $3.5 million (approximately USD $3.0 million) at December 31, 2005.

During 2005, a joint venture entity in which the Company has a non-controlling interest obtained a CAD $22.5 million credit facility to finance the construction of a 0.1 million square foot shopping center property located in Kamloops, B.C.  This facility bears interest at Royal Bank Prime Rate (“RBP”) plus 0.5% per annum and is scheduled to mature in May 2007.  The Company and its partner in this entity each have a limited and several guarantee of CAD $7.5 million on this facility.  As of December 31, 2005, there was no outstanding balance on this facility.

During 2005, the Company obtained a term loan and construction financing on two ground-up development projects for an aggregate net loan commitment amount of up to $50.5 million of which approximately $22.4 million was outstanding at December 31, 2005.  As of December 31, 2005, the Company had 15 construction loans with total commitments of up to $343.5 million of which $228.5 million had been funded to the Company.  These loans had maturities ranging from 4 months to 31 months and interest rates ranging from 6.04% to 6.64% at December 31, 2005.

Off-Balance Sheet Arrangements

          Ground-Up Development Joint Ventures

Back to Contents

At December 31, 2005, the Company has three ground-up development projects through unconsolidated joint ventures in which the Company has 50% non-controlling interests.  The projects are financed with individual non-recourse construction loans with total aggregate loan commitments of up to $219.6 million of which $58.8 million has been funded.  These loans have variable interest rates ranging from 4.89% to 8.25% at December 31, 2005 and maturities ranging from 4 months to 18 months.

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

The KIR joint venture was established for the purpose of investing in high quality real estate properties financed primarily with individual non-recourse mortgages.  The Company believes that these properties are appropriate for financing with greater leverage than the Company traditionally uses.  As of December 31, 2005, KIR had interests in 68 properties comprising 14.2 million square feet of GLA.  As of December 31, 2005, KIR had individual non-recourse mortgage loans of approximately $1.1 billion on 65 of these properties.  These non-recourse mortgage loans have maturities ranging from less than one year to 14 years and rates ranging from 4.99% to 8.52%.  As of December 31, 2005, the Company’s pro-rata share of non-recourse mortgages relating to the KIR joint venture was approximately $485.4 million.  (See Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

The RioCan Venture was established with RioCan Real Estate Investment Trust to acquire properties and development projects in Canada.  As of December 31, 2005, the RioCan Venture consisted of 34 shopping center properties and one development project with approximately 8.1 million square feet of GLA.  As of December 31, 2005, the RioCan Venture had individual, non-recourse mortgage loans on 33 of these properties and a construction loan on its development property aggregating approximately CAD $706.3 million (USD $607.8 million).  These loans have maturities ranging from less than one year to 28 years and rates ranging from 3.91% to 9.05%.  As of December 31, 2005, the Company’s pro-rata share of these non-recourse loans relating to the RioCan Venture was approximately CAD $349.2 million (USD $300.5 million). (See Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

The Kimco Retail Opportunity Portfolio (“KROP”), a joint venture with GE Capital Real Estate (“GECRE”), was established to acquire high-growth potential retail properties in the United States.  As of December 31, 2005, KROP consisted of 38 shopping center properties with approximately 5.6 million square feet of GLA.  As of December 31, 2005, KROP had non-recourse mortgage loans totaling $481.9 million, with fixed rates ranging from 4.25% to 8.64% and variable rates ranging from LIBOR plus 1.3% to LIBOR plus 2.2%.  KROP has entered into a series of interest rate cap agreements to mitigate the impact of changes in interest rates on its variable-rate mortgage agreements.  Such mortgage debt is collateralized by the individual shopping center property and is payable in monthly installments of principal and interest.  At December 31, 2005, the weighted average interest rate for all mortgage debt outstanding was 6.09% per annum. As of December 31, 2005, the Company’s pro-rata share of non-recourse mortgage loans relating to the KROP joint venture was approximately $96.4 million.  Additionally, the Company and GECRE may provide interim financing.  All such financings bear interest at rates ranging from LIBOR plus 4.0% to LIBOR plus 5.25% and have maturities of less than a year.  As of December 31, 2005, KROP had no outstanding short term interim financing due to the Company or GECRE.  (See Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

During December 2004, the Company acquired the Price Legacy Corporation through a newly formed joint venture, PL Retail LLC (“PL Retail”), in which the Company has a non-controlling 15% interest.  In connection with this transaction, the joint venture acquired 33 operating properties aggregating approximately 7.6 million square feet of GLA located

Back to Contents

in ten states.  During the year ended December 31, 2005, PL Retail disposed of nine operating properties, in separate transactions, for an aggregate sale price of approximately $21.8 million.  As of December 31, 2005, PL Retail consisted of 25 operating properties aggregating approximately 6.8 million square feet of GLA.  As of December 31, 2005, PL Retail had approximately $777.3 million outstanding in non-recourse mortgage debt, of which approximately $507.2 million had fixed rates ranging from 4.66% to 9.00% and approximately $270.1 had variable rates ranging from 5.74% to 9.59%.  The fixed-rate loans have maturities ranging from three to 11 years and the variable-rate loans have maturities ranging from one to three years.  Additionally, the Company had provided PL Retail approximately $30.6 million of secured mezzanine financing.  This interest only loan bears interest at a fixed rate of 7.5% and matures in December 2006.  Proceeds from property sales during 2005 of approximately $21.8 million were used to partially repay the mezzanine financing that was provided by the Company.  The Company also provided PL Retail a secured short-term promissory note of approximately $8.2 million.  This interest only note bore interest at LIBOR plus 4.5% and was scheduled to mature in June 2005. During 2005, this note was amended to bear interest at LIBOR plus 6% and is now payable on demand.  As of December 31, 2005, PL Retail had approximately $8.9 million outstanding on the mezzanine financing and approximately $8.2 million outstanding on the promissory note. As of December 31, 2005, the Company’s pro-rata share of non-recourse mortgages relating to PL Retail was approximately $116.6 million.  (See Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

The Company has various other unconsolidated real estate joint ventures with varying structures.  As of December 31, 2005, these unconsolidated joint ventures had individual non-recourse mortgage loans aggregating approximately $1.5 billion.  The Company’s pro-rata share of these non-recourse mortgages was approximately $520.6 million.  (See Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

          Other Real Estate Investments

During November 2002, the Company, through its taxable REIT subsidiary, together with Prometheus Southeast Retail Trust, completed the merger and privatization of Konover Property Trust, which has been renamed Kimsouth Realty, Inc., (“Kimsouth”).  The Company acquired 44.5% of the common stock of Kimsouth, which consisted primarily of 38 retail shopping center properties comprising approximately 4.6 million square feet of GLA.  Total acquisition value was approximately $280.9 million including approximately $216.2 million in mortgage debt.  The Company’s investment strategy with respect to Kimsouth includes re-tenanting, repositioning and disposition of the properties.  As a result of this strategy, Kimsouth has sold 33 properties as of December 31, 2005.  As of December 31, 2005, the Kimsouth portfolio was comprised of five properties, including the remaining office component of an operating property sold in 2004, totaling 1.2 million square feet of GLA with non-recourse mortgage debt of approximately $29.4 million encumbering the properties. All mortgages payable are collateralized by certain properties and are due in monthly installments.  As of December 31, 2005, interest rates ranged from 6.06% to 9.22% and the weighted-average interest rate for all mortgage debt outstanding was 8.35% per annum.  As of December 31, 2005, the Company’s pro-rata share of non-recourse mortgage loans relating to the Kimsouth portfolio was approximately $13.1 million.

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

As of December 31, 2005, 14 of these properties were sold, whereby the proceeds from the sales were used to pay down the mortgage debt by approximately $24.2 million.  As of December 31, 2005, the remaining 16 properties were encumbered by third-party non-recourse debt of approximately $58.7 million that is scheduled to fully amortize during the primary term of the lease from a portion of the periodic net rents receivable under the net lease. As an equity participant in the leveraged lease, the Company has no recourse obligation for principal or interest payments on the debt, which is collateralized by a first mortgage lien on the properties and collateral assignment of the lease.  Accordingly, this debt has been offset against the related net rental receivable under the lease.

The Company maintains a preferred equity program, which provides capital to developers and owners of shopping centers. The Company accounts for its investments in preferred equity

Back to Contents

investments under the equity method of accounting. As of December 31, 2005, the Company’s invested capital in its preferred equity investments approximated $225.9 million relating to 133 real estate properties. As of December 31, 2005, these preferred equity investment properties had individual non-recourse mortgage loans aggregating approximately $703.3 million. Due to the Company’s preferred position in these investments, the Company’s pro-rata share of each investment is subject to fluctuation and is dependent upon property cash flows. The Company’s maximum exposure to losses associated with its preferred equity investments is limited to its invested capital.

Effects of Inflation

Many of the Company’s leases contain provisions designed to mitigate the adverse impact of inflation.  Such provisions include clauses enabling the Company to receive payment of additional rent calculated as a percentage of tenants’ gross sales above pre-determined thresholds, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses often include increases based upon changes in the consumer price index or similar inflation indices.  In addition, many of the Company’s leases are for terms of less than 10 years, which permits the Company to seek to increase rents to market rates upon renewal. Most of the Company’s leases require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation.  The Company periodically evaluates its exposure to short-term interest rates and foreign currency exchange rates and will, from time-to-time, enter into interest rate protection agreements and/or foreign currency hedge agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt and fluctuations in foreign currency exchange rates.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123, (revised 2004) Share-Based Payment (“SFAS No. 123(R)”), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) is effective for fiscal years beginning after December 15, 2005.  The impact of adopting this statement is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued Statement No. 153, Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29 (“SFAS No. 153”).  The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  This Statement amends Opinion No. 29 to eliminate the exception for non-monetary assets that do not have commercial substance.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The impact of adopting this statement did not have a material impact on the Company’s financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”).  FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated.  FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 was effective no later than fiscal years ended after December 15, 2005.  The Company adopted FIN 47 as required effective December 31, 2005, and the initial application of FIN 47 did not have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaces Accounting Principle Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.

Back to Contents

SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles.  It requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In September 2005, the EITF issued Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights, (“EITF 04-5”).  At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles.  The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership of limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests.  This issue is effective no later than for fiscal years beginning after December 15, 2005, and as of June 29, 2005, for new or modified arrangements.  The impact of adopting EITF 04-5 is not expected to have a material impact on the Company’s financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of December 31, 2005, with corresponding weighted-average interest rates sorted by maturity date.  The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instruments actual cash flows are denominated in U.S. dollars, Canadian dollars and Mexican pesos, as indicated by geographic region ($ in USD equivalent in millions).

	2006	2007	2008	2009	2010	2011+	Total	Fair Value

Domestic
Secured Debt
Fixed Rate	$9.7	$—	$59.4	$21.9	$19.7	$191.1	$301.8	$317.4
Average Interest Rate	9.08%	—	7.13%	7.88%	8.47%	7.41%	7.52%
Variable Rate	$92.1	$95.3	$54.5	$—	$—	$—	$241.9	$241.9
Average Interest Rate	6.40%	6.20%	6.11%	—	—	—	6.26%
Unsecured Debt
Fixed Rate	$85.0	$195.0	$100.0	$180.0	$50.0	$967.0	$1,577.0	$1,640.0
Average Interest Rate	7.30%	7.14%	3.95%	6.98%	4.62%	5.30%	5.72%
Variable Rate	$100.0	$—	$200.0	$—	$—	$—	$300.0	$300.0
Average Interest Rate	4.45%	—	4.68%	—	—	—	4.60%

	2006	2007	2008	2009	2010	2011+	Total	Fair Value

Canadian
Unsecured Debt
Fixed Rate	$—	$—	$—	$—	$129.1	$—	$129.1	$126.7
Average Interest Rate	—	—	—	—	4.45%	—	4.45%
Variable Rate	$—	$—	$94.7	$—	$—	$—	$94.7	$94.7
Average Interest Rate	—	—	3.78%	—	—	—	3.78%
Mexican
Unsecured Debt
Variable Rate	$—	$—	$46.7	$—	$—	$—	$46.7	$46.7
Average Interest Rate	—	—	9.66%	—	—	—	9.66%

Back to Contents

Based on the Company’s variable-rate debt balances, interest expense would have increased by approximately $6.8 million in 2005 if short-term interest rates were 1% higher.

As of December 31, 2005, the Company has Canadian investments totaling CAD $311.8 million (approximately USD $268.3 million) comprised of a real estate joint venture investments and marketable securities.  In addition, the Company has Mexican real estate investments of MXN 2.3 billion (approximately USD $215.4 million).  The foreign currency exchange risk has been partially mitigated through the use of local currency denominated debt, foreign currency forward contracts (the “Forward Contracts”) and a cross currency swap (the “CC Swap”) with major financial institutions.  The Company is exposed to credit risk in the event of non-performance by the counter-party to the Forward Contracts and the CC Swap. The Company believes it mitigates its credit risk by entering into the Forward Contracts and the CC Swap with major financial institutions.

The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of December 31, 2005, the Company had no other material exposure to market risk.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control–Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.     Other Information

None.

Back to Contents

PART III

Item 10.     Directors and Executive Officers of the Registrant

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 18, 2006.

Information with respect to the Executive Officers of the Registrant follows Part I, Item 4 of this annual report on Form 10-K.

On May 27, 2005, the Company’s Chief Executive Officer submitted to the New York Stock Exchange (the “NYSE”) the annual certification required by Section 303A.12 (a) of the NYSE Company Manual.  In addition, the Company has filed with the Securities and Exchange Commission as exhibits to this Form 10-K the certifications, required pursuant to Section 302 of the Sarbanes-Oxley Act, of its Chief Executive Officer and Chief Financial Officer relating to the quality of its public disclosure.

Item 11.     Executive Compensation

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 18, 2006.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 18, 2006.

Item 13.     Certain Relationships and Related Transactions

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 18, 2006.

Item 14.     Principal Accountant Fees and Services

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 18, 2006.

Back to Contents

PART IV

Item 15.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K

			Form 10-K Report Page

(a)	1.	Financial Statements -
		The following consolidated financial information is included as a separate section of this annual report on Form 10-K.

		Report of Independent Registered Public Accounting Firm	64

		Consolidated Financial Statements

		Consolidated Balance Sheets as of December 31, 2005 and 2004	66

		Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003	67

		Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003	68

		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003	69

		Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	70

		Notes to Consolidated Financial Statements	71

	2.	Financial Statement Schedules -

		Schedule II - Valuation and Qualifying Accounts	110

		Schedule III - Real Estate and Accumulated Depreciation	111

		All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

	3.	Exhibits

		The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.	57

Back to Contents

INDEX TO EXHIBITS

Exhibits			Form 10-K Page

2.1	--	Form of Plan of Reorganization of Kimco Realty Corporation [Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-11 No. 33-42588].

3.1	--	Articles of Amendment and Restatement of the Company, dated August 4, 1994 [Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994].

3.2	--	By-laws of the Company dated February 6, 2002, as amended [Incorporated by reference to Exhibit 3.2 to the 2001 Form 10-K].

3.3	--	By-laws of the Company dated February 1, 2005, as amended [Incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated February 1, 2005].

3.4	--
Articles Supplementary relating to the 8 1/2% Class B  Cumulative Redeemable Preferred Stock, par value $1.00 per share, of the Company, dated July 25, 1995. [Incorporated by reference to Exhibit 3.3 to the Company’s  Annual Report on Form 10-K for the year ended December 31, 1995 (file #1-10899) (the “1995 Form 10-K”)].

3.5	--
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
Agreement of the Company pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K [Incorporated by reference to  Exhibit 4.1 to Amendment No. 3 to the Company’s  Registration Statement on Form S-11 No. 33-42588].

4.2	--
Certificate of Designations [Incorporated by reference to  Exhibit 4(d) to Amendment No. 1 to the Registration Statement on Form S-3 dated September 10, 1993 (the  “Registration Statement”, Commission File No. 33-67552)].

4.3	--
Indenture dated September 1, 1993, between Kimco Realty  Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company) [Incorporated by reference to Exhibit 4(a) to the Registration Statement].

4.4	--	First Supplemental Indenture, dated as of August 4, 1994. [Incorporated by reference to Exhibit 4.6 to the 1995 Form 10-K.]

4.5	--	Second Supplemental Indenture, dated as of April 7, 1995 [Incorporated by reference to Exhibit 4(a) to the Company’s Current Report on Form 8-K dated April 7, 1995 (the “April 1995 8-K”)].

Back to Contents

INDEX TO EXHIBITS (continued)

Exhibits			Form 10-K Page

4.6	--	Form of Medium-Term Note (Fixed Rate) [Incorporated by reference to Exhibit 4.6 to the 2001 Form 10-K].

4.7	--	Form of Medium-Term Note (Floating Rate) [Incorporated by reference to Exhibit 4.7 to the 2001 Form 10-K].

4.8	---
Indenture dated April 1, 2005, between Kimco North Trust III, Kimco Realty Corporation, as Guarantor and BNY Trust Company Of Canada, as Trustee [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 21, 2005].

10.1	--	Management Agreement between the Company and KC Holdings, Inc. [Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11 No. 33-47915].

10.2	--	Amended and Restated Stock Option Plan [Incorporated by reference to Exhibit 10.3 to the 1995 Form 10-K].

10.3	--	Employment Agreement between Kimco Realty Corporation and Michael J. Flynn, dated November 1, 1998 [Incorporated by reference to Exhibit 10.4 to the 1998 Form 10-K].

10.4	--
Restricted Equity Agreement, Non-Qualified and Incentive Stock Option Agreement, and Price Condition Non- Qualified and Incentive Stock Option Agreement between Kimco Realty Corporation and Michael J. Flynn, each dated November 1, 1995 [Incorporated by reference to Exhibit 10.5 to the 1995 Form 10-K].

10.5	--	Employment Agreement between Kimco Realty Corporation and Michael J. Flynn, dated July 21, 2004 [Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-Q filed on November 5, 2004].

10.6	--	Employment Agreement between Kimco Realty Corporation and Michael V. Pappagallo, dated January 1, 2002 [Incorporated by reference to Exhibit 10.6 to the 2001 Form 10-K].

10.7	--
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

10.9	--	The 1998 Equity Participation Plan [Incorporated by reference to the Company’s and The Price REIT, Inc.’s Joint Proxy/ Prospectus on Form S-4 No. 333-52667].

10.10	--
Employment Agreement between Kimco Realty Corporation and David B. Henry – the Company commenced a five-year  employment agreement with Mr. Henry pursuant to which Mr. Henry will serve as Chief Investment Officer and has been nominated as Vice Chairman of the Board of Directors  [Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed on May 10, 2001].

10.11	--	Employment Agreement between Kimco Realty Corporation and David B. Henry, dated July 26, 2004 [Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-Q filed on November 5, 2004].

Back to Contents

INDEX TO EXHIBITS (continued)

Exhibits			Form 10-K Page

10.12	--
$500,000,000 Credit Agreement dated as of June 3, 2003, among Kimco Realty Corporation, the Several Lenders from Time to Time Parties Hereto, JPMorgan Chase Bank as Issuing Lender, Bank One, NA, Wachovia Bank, National Association as Syndication Agents, UBS AG, Cayman Island Branch, The Bank of Nova Scotia, New York Agency as Documentation Agents, The Bank of New York, Eurohypo AG, New York Branch, Keybank National Association, Merrill Lynch Bank, USA, Suntrust as Co-Agents and JPMorgan Chase As Administrative Agent [Incorporated by reference to  Exhibit 10.11 to the Company’s Form 10-Q filed on August 11, 2003].

10.13	--
$400,000,000 Credit Agreement dated as of October 1, 2003, among Kimco Realty Corporation, the Several Lenders from Time to Time Parties Hereto, Wachovia Bank, National Association and the Bank of Nova Scotia, as Syndication Agents, Keybank National Association as Documentation Agent, Bank One, NA as Administrative Agent, Banc One Capital Markets, Inc. and Scotia Capital as Co-Bookrunners and Co-Lead Arrangers [Incorporated by reference to  Exhibit 10.12 to the Company’s Form 10-Q filed on November 10, 2003].

10.14	--
CAD $150,000,000 Credit Agreement dated September 21, 2004, among Kimco North Trust I, North Trust II, North Trust III, North Trust V, North Trust VI, Kimco North Loan Trust IV, Kimco Realty Corporation, the Several Lenders from Time to Time Parties Hereto, Royal Bank of Canada, as Issuing Lender and Administrative Agent, The Bank of Nova Scotia and Bank of America, N.A., as Syndication Agents, Canadian Imperial Bank of Commerce as Documentation Agent and RBC Capital Markets, as Bookrunner and Lead Arranger [Incorporated by reference to Exhibit 10.14 to  the Company’s Current Report on Form 8-K dated  September 21, 2004].

10.17	--	Amendment and Restated 1998 Equity Participation Plan [Incorporated by reference to Exhibit 10.17 to the Company’s 2004 From 10-K].

10.18	--
CAD $250,000,000 Amended and Restated Credit Facility dated March 31, 2005, with Royal Bank of Canada, as Issuing Lender and Administrative Agent and various lenders [Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 31, 2005].

10.19	--
$850,000,000 Amended and Restated Unsecured Revolving Credit Facility dated July 26, 2005, with JP Morgan Chase Bank NA, as Issuing Lender and Administrative Agent and various lenders [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 26, 2005].

10.20	--	Employment Agreement between Kimco Realty Corporation and Jerald Friedman, dated September 21, 2005 [Incorporated by Reference to Exhibit 10.16 to the Company’s Form 10-Q filed On November 4, 2005.

*10.21	--	CAD $250,000,000 Amended and Restated Credit Facility dated January 25, 2006, with Royal Bank of Canada, as Issuing Lender and Administrative Agent and various lenders.	119

*12.1	--	Computation of Ratio of Earnings to Fixed Charges	217

*12.2	--	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	218

Back to Contents

INDEX TO EXHIBITS (continued)

Exhibits			Form 10-K Page

*21.1	--	Subsidiaries of the Company	219

*23.1	--	Consent of PricewaterhouseCoopers LLP	229

*31.1	--	Certification of the Company’s Chief Executive Officer, Milton Cooper, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	230

*31.2	--	Certification of the Company’s Chief Financial Officer, Michael V. Pappagallo, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	231

*32.1	--	Certification of the Company’s Chief Executive Officer Milton Cooper, and the Company’s Chief Financial Officer Michael V. Pappagallo, pursuant to section 906 of the Sarbanes-Oxley Act of 2002	232

*	Filed herewith.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMCO REALTY CORPORATION
(Registrant)

	By:	/s/ Milton Cooper

Milton Cooper
Chief Executive Officer

Dated: March 6, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Martin S. Kimmel	Chairman (Emeritus) of the Board of Directors	March 6, 2006

Martin S. Kimmel

/s/ Milton Cooper	Chairman of the Board of Directors and Chief Executive Officer	March 6, 2006

Milton Cooper

/s/ Michael J. Flynn	Vice Chairman of the Board of Directors, President and Chief Operating Officer	March 6, 2006

Michael J. Flynn

/s/ David B. Henry	Vice Chairman of the Board of Directors and Chief Investment Officer	March 6, 2006

David B. Henry

/s/ Richard G. Dooley	Director	March 6, 2006

Richard G. Dooley

/s/ Joe Grills	Director	March 6, 2006

Joe Grills

/s/ F. Patrick Hughes	Director	March 6, 2006

F. Patrick Hughes

/s/ Frank Lourenso	Director	March 6, 2006

Frank Lourenso

/s/ Richard Saltzman	Director	March 6, 2006

Richard Saltzman

/s/ Michael V. Pappagallo	Executive Vice President - Chief Financial Officer	March 6, 2006

Michael V. Pappagallo

/s/ Glenn G. Cohen	Vice President - Treasurer	March 6, 2006

Glenn G. Cohen

/s/ Paul Westbrook	Director of Accounting	March 6, 2006

Paul Westbrook

Back to Contents

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15 (a) (1) and (2)

INDEX TO FINANCIAL STATEMENTS

AND

FINANCIAL STATEMENT SCHEDULES

Back to Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Kimco Realty Corporation:

We have completed integrated audits of Kimco Realty Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kimco Realty Corporation and its Subsidiaries (collectively, the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.  We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

Back to Index

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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 6, 2006

Back to Index

Intentionally left blank.

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	December 31, 2005	December 31, 2004

Assets:
Real Estate
Rental property
Land	$686,123	$626,914
Building and improvements	3,263,162	3,067,254

	3,949,285	3,694,168
Less, accumulated depreciation and amortization	740,127	634,642

	3,209,158	3,059,526
Real estate under development	611,121	398,054

Real estate, net	3,820,279	3,457,580
Investment and advances in real estate joint ventures	735,648	595,175
Other real estate investments	283,035	188,536
Mortgages and other financing receivables	132,675	140,717
Cash and cash equivalents	76,273	38,220
Marketable securities	206,452	123,771
Accounts and notes receivable	64,329	52,182
Deferred charges and prepaid expenses	84,022	72,653
Other assets	131,923	80,763

	$5,534,636	$4,749,597

Liabilities & Stockholders’ Equity:
Notes payable	$2,147,405	$1,608,925
Mortgages payable	315,336	353,071
Construction loans payable	228,455	156,626
Accounts payable and accrued expenses	119,605	97,952
Dividends payable	78,168	71,489
Other liabilities	135,609	118,243

	3,024,578	2,406,306

Minority interests	122,844	106,891

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $1.00 par value, authorized 3,600,000 shares
Class F Preferred Stock, $1.00 par value, authorized 700,000 shares
Issued and outstanding 700,000 shares	700	700
Aggregate liquidation preference $175,000
Common stock, $.01 par value, authorized 300,000,000 shares
Issued and outstanding 228,059,056 and 224,852,812 shares, respectively	2,281	2,249
Paid-in capital	2,255,332	2,199,419
Retained earnings/(cumulative distributions in excess of net income)	59,855	(3,749)

	2,318,168	2,198,619
Accumulated other comprehensive income	69,046	37,781

	2,387,214	2,236,400

	$5,534,636	$4,749,597

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share information)

	Year Ended December 31,

	2005	2004	2003

Real estate operations:
Revenues from rental property	$522,545	$507,641	$466,225

Rental property expenses:
Rent	10,267	10,794	10,603
Real estate taxes	67,022	65,530	58,587
Operating and maintenance	60,686	53,940	51,145

	137,975	130,264	120,335

	384,570	377,377	345,890
Mortgage and other financing income	27,586	15,032	18,869
Management and other fee income	30,474	25,445	15,315
Depreciation and amortization	(105,942)	(99,616)	(83,212)
General and administrative expenses	(56,803)	(44,235)	(38,286)
Interest, dividends and other investment income	28,350	18,702	19,124
Other income/(expense), net	5,393	10,124	(4,125)
Interest expense	(127,711)	(107,177)	(102,391)
Gain on early extinguishment of debt	—	—	2,921

	185,917	195,652	174,105
Provision for income taxes	(430)	(3,919)	(1,516)
Income from other real estate investments	57,943	30,127	22,828
Equity in income of real estate joint ventures, net	77,454	56,385	42,276
Minority interests in income, net	(12,446)	(9,660)	(7,781)

Gain on sale of development properties net of tax of $10,824, $4,401, and $6,998, respectively	22,812	12,434	10,497

Income from continuing operations	331,250	281,019	240,409

Discontinued operations:
Income from discontinued operating properties	5,725	5,359	13,892
Gain on early extinguishment of debt	—	—	6,760
Loss on operating properties held for sale/sold	(5,098)	(5,064)	(4,016)
Gain on disposition of operating properties	28,918	15,823	47,657

Income from discontinued operations	29,545	16,118	64,293

Gain on transfer of operating properties	2,301	—	—
Loss on transfer of operating property	(150)	—	—
Gain on sale of operating properties	682	—	3,177

	2,833	—	3,177

Net income	363,628	297,137	307,879
Original issuance costs associated with the redemption of preferred stock	—	—	(7,788)
Preferred stock dividends	(11,638)	(11,638)	(14,669)

Net income available to common shareholders	$351,990	$285,499	$285,422

Per common share:
Income from continuing operations:
-Basic	$1.42	$1.21	$1.03

-Diluted	$1.40	$1.19	$1.02

Net income :
-Basic	$1.55	$1.28	$1.33

-Diluted	$1.52	$1.26	$1.31

Weighted average common shares outstanding:
-Basic	226,641	222,859	214,184

-Diluted	230,868	227,143	217,540

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,

	2005	2004	2003

Net income	$363,628	$297,137	$307,879

Other comprehensive income:
Change in unrealized gain on marketable securities	26,689	28,594	3,798
Change in unrealized gain on interest rate swaps	—	—	620
Change in unrealized (loss)/gain on warrants	—	(8,252)	4,319
Change in unrealized gain/(loss) on foreign currency hedge agreements	2,536	(15,102)	(15,465)
Change in foreign currency translation adjustment	2,040	15,675	16,193

Other comprehensive income	31,265	20,915	9,465

Comprehensive income	$394,893	$318,052	$317,344

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004, and 2003
(in thousands, except per share information)

						Retained Earnings/ (Cumulative Distributions in Excess of Net Income)
					Paid-in Capital		Accumulated Other Comprehensive Income
	Preferred Stock		Common Stock					Total Stockholders’ Equity

	Issued	Amount	Issued	Amount

Balance, January 1, 2003	900	$900	209,204	$2,092	$1,983,774	$(85,367)	$7,401	$1,908,800
Net income						307,879		307,879
Dividends ($1.10 per common share; $1.0979, $1.3399, $1.3610, and $1.016 per Class A, Class B, Class C and Class F Depositary Share, respectively)						(252,624)		(252,624)
Issuance of common stock			9,888	98	192,654			192,752
Exercise of common stock options			2,156	22	25,766			25,788
Redemption of Class A, B and C preferred stock	(900)	(900)			(224,100)			(225,000)
Issuance of Class F Preferred Stock	700	700			168,086			168,786
Other comprehensive income							9,465	9,465

Balance, December 31, 2003	700	700	221,248	2,212	2,146,180	(30,112)	16,866	2,135,846

Net income						297,137		297,137
Dividends ($1.16 per common share; $1.6625 Class F Depositary Share, respectively)						(270,774)		(270,774)
Issuance of common stock			226	2	5,419			5,421
Exercise of common stock options			3,380	34	46,023			46,057
Amortization of stock option expense					1,798			1,798
Other comprehensive income							20,915	20,915

Balance, December 31, 2004	700	700	224,854	2,248	2,199,420	(3,749)	37,781	2,236,400
Net income						363,628		363,628
Dividends ($1.27 per common share; $1.6625 Class F Depositary Share, respectively)						(300,024)		(300,024)
Issuance of common stock			242	3	6,837			6,840
Exercise of common stock options			2,963	30	44,467			44,497
Amortization of stock option expense					4,608			4,608
Other comprehensive income							31,265	31,265

Balance, December 31, 2005	700	$700	228,059	$2,281	$2,255,332	$59,855	$69,046	$2,387,214

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2005	2004	2003

Cash flow from operating activities:
Net income	$363,628	$297,137	$307,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,042	102,872	89,068
Loss on operating properties held for sale/sold/transferred	5,248	8,029	4,016
Gain on sale of development properties	(33,636)	(16,835)	(17,495)
Gain on sale/transfer of operating properties	(31,901)	(15,823)	(50,834)
Gain on early extinguishment of debt	—	—	(9,681)
Minority interests in income, net	12,446	9,660	7,781
Equity in income of real estate joint ventures, net	(77,454)	(56,385)	(42,276)
Income from other real estate investments	(40,562)	(23,571)	(19,976)
Distributions of unconsolidated investments	116,765	94,994	67,712
Change in accounts and notes receivable	(12,156)	(1,742)	(596)
Change in accounts payable and accrued expenses	10,606	2,850	(2,545)
Change in other operating assets and liabilities	(10,229)	(36,010)	(24,421)

Net cash flow provided by operating activities	410,797	365,176	308,632

Cash flow from investing activities:
Acquisition of and improvements to operating real estate	(431,514)	(351,369)	(917,403)
Acquisition of and improvements to real estate under development	(452,722)	(204,631)	(187,877)
Investment in marketable securities	(93,299)	(70,864)	(23,680)
Proceeds from sale of marketable securities	46,692	22,278	62,744
Proceeds from transferred operating/development properties	128,537	342,496	—
Investments and advances to real estate joint ventures	(267,287)	(203,569)	(152,997)
Reimbursements of advances to real estate joint ventures	130,590	80,689	93,729
Other real estate investments	(123,005)	(113,663)	(52,818)
Reimbursements of advances to other real estate investments	26,969	34,045	13,264
Investment in mortgage loans receivable	(82,305)	(136,637)	(64,652)
Collection of mortgage loans receivable	90,709	103,819	41,529
Other investments	(3,152)	(1,551)	—
Settlement of net investment hedges	(34,580)	—	—
Proceeds from sale of mortgage loan receivable	—	—	36,723
Proceeds from sale of operating properties	89,072	43,077	423,237
Proceeds from sale of development properties	259,280	156,283	90,565

Net cash flow (used for) investing activities	(716,015)	(299,597)	(637,636)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(66,794)	(54,322)	(18,326)
Principal payments on rental property debt	(8,296)	(7,848)	(5,813)
Principal payments on construction loan financings	(98,002)	(66,950)	(40,644)
Proceeds from mortgage/construction loan financings	265,418	348,386	110,816
Borrowings under revolving credit facilities	210,188	336,675	195,000
Repayment of borrowings under revolving credit facilities	(156,486)	(100,000)	(190,000)
Proceeds from issuance of unsecured senior notes/term loan	672,429	200,000	650,000
Repayment of unsecured notes/term loan	(200,250)	(514,000)	(271,000)
Financing origination costs	(9,538)	—	—
Redemption of minority interests	(21,024)	(3,781)	(4,729)
Dividends paid	(293,345)	(265,254)	(246,301)
Proceeds from issuance of stock	48,971	51,447	387,327
Redemption of preferred stock	—	—	(225,000)

Net cash flow provided by (used for) financing activities	343,271	(75,647)	341,330

Change in cash and cash equivalents	38,053	(10,068)	12,326
Cash and cash equivalents, beginning of year	38,220	48,288	35,962

Cash and cash equivalents, end of year	$76,273	$38,220	$48,288

Interest paid during the year (net of capitalized interest of $12,587, $8,732 and $8,887, respectively)	$121,087	$108,117	$97,215

Income taxes paid during the year	$13,763	$10,694	$15,901

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts relating to the number of buildings, square footage, tenant and occupancy data and estimated project costs are unaudited.

1.        Summary of Significant Accounting Policies:

Business

Kimco Realty Corporation (the “Company” or “Kimco”), its subsidiaries, affiliates and related real estate joint ventures are engaged principally in the operation of neighborhood and community shopping centers which are anchored generally by discount department stores, supermarkets or drugstores.  The Company also provides property management services for shopping centers owned by affiliated entities, various real estate joint ventures and unaffiliated third parties.

Additionally, in connection with the Tax Relief Extension Act of 1999 (the “RMA”), which became effective January 1, 2001, the Company is now permitted to participate in activities which it was precluded from previously in order to maintain its qualification as a Real Estate Investment Trust (“REIT”), so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code, as amended (the “Code”), subject to certain limitations.  As such, the Company, through its taxable REIT subsidiaries, is engaged in various retail real estate related opportunities including (i) merchant building, through its Kimco Developers, Inc. (“KDI”) subsidiary, which is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) retail real estate advisory and disposition services which primarily focuses on leasing and disposition strategies of retail real estate controlled by both healthy and distressed and/or bankrupt retailers and (iii) acting as an agent or principal in connection with tax deferred exchange transactions.

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base.  At December 31, 2005, the Company’s single largest neighborhood and community shopping center accounted for only 1.2% of the Company’s annualized base rental revenues and only 0.8% of the Company’s total shopping center gross leasable area (“GLA”).  At December 31, 2005, the Company’s five largest tenants were The Home Depot, TJX Companies, Sears Holdings, Kohl’s and Royal Ahold, which represented approximately 3.6%, 3.2%, 2.7%, 2.5% and 2.0%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

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

Principles of Consolidation and Estimates

a.
The accompanying Consolidated Financial Statements include the accounts of the Company, its subsidiaries, all of which are wholly-owned, and all entities in which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity in accordance with the provisions and guidance of Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”) or meets certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”).  All intercompany balances and transactions have been eliminated in consolidation.

Accounting principles generally accepted in the United States of America (“GAAP”) require the Company’s management to make estimates and assumptions that affect the

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period.  The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition and the collectability of trade accounts receivable.  Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

Minority Interests

Minority interests represents the portion of equity that the Company does not own in those entities it consolidates as a result of having a controlling interest or determined that the Company was the primary beneficiary of variable interest entity in accordance with the provisions and guidance of FIN 46(R).

Minority interests also include approximately 4.8 million convertible units (the “Convertible Units”) issued by the Company valued at $80.0 million related to an interest acquired in a shopping center property located in Daly City, CA, in 2002.  The Convertible Units are convertible at a ratio of 1:1 into the Company’s common stock and are entitled to a distribution equal to the dividend rate of the Company’s common stock multiplied by 1.1057.

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

Upon acquisition of real estate operating properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building and improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships) and assumed debt in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Based on these estimates, the Company allocates the purchase price to the applicable assets and liabilities.

The Company utilizes methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities.  The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant”.  The fair value reflects the depreciated replacement cost of the permanent assets, with no trade fixtures included.

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

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

Real Estate Under Development

Real estate under development represents both the ground-up development of neighborhood and community shopping center projects which are subsequently sold upon completion and projects which the Company may hold as long-term investments.  These properties are carried at cost and no depreciation is recorded on these assets.  The cost of land and buildings under development includes specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs of personnel directly involved and other costs incurred during the period of development. The Company ceases cost capitalization when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity.  If, in management’s opinion, the net sales price of assets held for resale or the current and projected undiscounted cash flows of these assets to be held as long-term investments is less than the net carrying value, the carrying value would be adjusted to an amount to reflect the estimated fair value of the property.

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not control, these entities.  These investments are recorded initially at cost and subsequently adjusted for cash contributions and distributions.  Earnings for each investment are recognized in accordance with each respective investment agreement and where applicable, based upon an allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

The Company’s joint ventures and other real estate investments primarily consist of co-investments with institutional and other joint venture partners in neighborhood and community shopping center properties, consistent with its core business.  These joint ventures typically obtain non-recourse third party financing on their property investments, thus contractually limiting the Company’s losses to the amount of its equity investment; and due to the lender’s exposure to losses, a lender typically will require a minimum level of equity in order to mitigate its risk.  The Company’s exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired.  An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

deemed to be other than temporary.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.

Other Real Estate Investments

Other real estate investments primarily consist of Preferred equity investments for which the Company provides capital to developers and owners of real estate.  The Company typically accounts for its Preferred equity investments on the equity method of accounting, whereby earnings for each investment are recognized in accordance with each respective investment agreement and based upon an allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

Mortgage and Other Financing Receivables

Mortgages and other financing receivables consist of loans purchased and loans originated by the Company.  Loan receivables are recorded at stated principal amounts net of any discount or premium or deferred loan origination costs or fees.  The related discounts or premiums on mortgages and other loans purchased are amortized or accreted over the life of the related loan receivable.  The Company defers certain loan origination and commitment fees, net of certain origination costs, and amortizes them as an adjustment of the loan’s yield over the term of the related loan.  The Company evaluates the collectibility of both interest and principal of each of its loans to determine whether it is impaired.  A loan is considered to be impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms.  When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the value of the underlying collateral if the loan is collateralized.  Interest income on performing loans is accrued as earned.  Interest income on impaired loans is recognized on a cash basis.

Cash and Cash Equivalents

Cash and cash equivalents (demand deposits in banks, commercial paper and certificates of deposit with original maturities of three months or less) includes tenants’ security deposits, escrowed funds and other restricted deposits approximating $6.7 million and $0.5 million at December 31, 2005 and 2004, respectively.

Cash and cash equivalent balances may, at a limited number of banks and financial institutions, exceed insurable amounts. The Company believes it mitigates its risks by investing in or through major financial institutions. Recoverability of investments is dependent upon the performance of the issuers.

Marketable Securities

The Company classifies its existing marketable equity securities as available-for-sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  These securities are carried at fair market value, with unrealized gains and losses reported in stockholders’ equity as a component of Accumulated other comprehensive income (“OCI”). Gains or losses on securities sold are based on the specific identification method.

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

Revenue Recognition and Accounts Receivable

Base rental revenues from rental property are recognized on a straight-line basis over

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

the terms of the related leases.  Certain of these leases also provide for percentage rents based upon the level of sales achieved by the lessee.  These percentage rents are recognized once the required sales level is achieved.  Rental income may also include payments received in connection with lease termination agreements.  In addition, leases typically provide for reimbursement to the Company of common area maintenance costs, real estate taxes and other operating expenses.  Operating expense reimbursements are recognized as earned.

Management and other fee income consist of property management fees, leasing fees, property acquisition and disposition fees, development fees and asset management fees. These fees arise from contractual agreements with third parties or with entities in which the Company has a partial non-controlling interest.  Fee income is recognized as earned under the respective agreements.  Acquisition and disposition fees are recognized when the respective transactions are completed.  Fee income related to partially owned entities is recognized to the extent attributable to the unaffiliated interest.

Gains and losses from the sale of depreciated operating property and ground-up development projects are generally recognized using the full accrual method in accordance with Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (“SFAS No. 66”), provided that various criteria relating to the terms of sale and subsequent involvement by the Company with the properties are met.

Gains and losses on transfers of operating properties result from the sale of partial interest in properties to unconsolidated joint ventures and are recognized using the partial sale provisions of SFAS No. 66.

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

Foreign Currency Translation and Transactions

Assets and liabilities of the Company’s foreign operations are translated using year-end exchange rates, and revenues and expenses are translated using exchange rates as determined throughout the year.  Gains or losses resulting from translation are included in OCI, as a separate component of the Company’s stockholders’ equity.  Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions.  The effect of the transaction’s gain or loss is included in the caption Other income/(expense), net in the Consolidated Statements of Income.

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Derivative/Financial Instruments

The Company measures its derivative instruments at fair value and records them in the Consolidated Balance Sheet as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract.  In addition, the fair value adjustments will be recorded in either stockholders’ equity or earnings in the current period based on the designation of the derivative.  The effective portions of changes in fair value of cash flow hedges are reported in OCI and are subsequently reclassified into earnings when the hedged item affects earnings.  Changes in the fair value of foreign currency hedges that are designated and effective as net investment hedges are included in the cumulative translation component of OCI to the extent they are economically effective and are subsequently reclassified to earnings when the hedged investments are sold or otherwise disposed of.  The changes in fair value of derivative instruments which are not designated as hedging instruments and the ineffective portions of hedges are recorded in earnings for the current period.

The Company utilizes derivative financial instruments to reduce exposure to fluctuations in interest rates, foreign currency exchange rates and market fluctuation on equity securities.  The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.  The Company has not entered, and does not plan to enter, into financial instruments for trading or speculative purposes.  Additionally, the Company has a policy of only entering into derivative contracts with major financial institutions.  The principal financial instruments used by the Company are interest rate swaps, foreign currency exchange forward contracts, cross-currency swaps and warrant contracts.  These derivative instruments were designated and qualified as cash flow, fair value or foreign currency hedges (see Note 15).

Earnings Per Share

On July 21, 2005, the Company’s Board of Directors declared a two-for-one split (the “Stock Split”) of the Company’s common stock which was effected in the form of a stock dividend paid on August 23, 2005 to stockholders of record on August 8, 2005.  All share and per share data included in the accompanying Consolidated Financial Statements and Notes thereto have been adjusted to reflect this Stock Split.

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

	2005	2004	2003

Computation of Basic Earnings Per Share:
Income from continuing operations	$331,250	$281,019	$240,409
Gain on transfer/sale of operating properties, net	2,833	—	3,177
Original issuance costs associated with the redemption of preferred stock	—	—	(7,788)
Preferred stock dividends	(11,638)	(11,638)	(14,669)

Income from continuing operations applicable to common shares	322,445	269,381	221,129
Income from discontinued operations	29,545	16,118	64,293

Net income applicable to common shares	$351,990	$285,499	$285,422

Weighted average common shares outstanding	226,641	222,859	214,184

Basic Earnings Per Share:
Income from continuing operations	$1.42	$1.21	$1.03
Income from discontinued operations	0.13	0.07	0.30

Net income	$1.55	$1.28	$1.33

Computation of Diluted Earnings Per Share:
Income from continuing operations applicable to common shares (a)	$322,445	$269,381	$221,129
Income from discontinued operations	29,545	16,118	64,293

Net income for diluted earnings per share	$351,990	$285,499	$285,422

Weighted average common shares outstanding – Basic	226,641	222,859	214,184
Effect of dilutive securities (a):
Stock options/deferred stock awards	4,227	4,284	3,356

Shares for diluted earnings per share	230,868	227,143	217,540

Diluted Earnings Per Share:
Income from continuing operations	$1.40	$1.19	$1.02
Income from discontinued operations	0.12	0.07	0.29

Net income	$1.52	$1.26	$1.31

(a)
The effect of the assumed conversion of convertible units had an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company maintains a stock option plan (the “Plan”), for which prior to January 1, 2003, the Company accounted for under the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25).  Effective January 1, 2003, the Company adopted the prospective method provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment of FASB Statement No. 123 (“SFAS No. 148”), which will apply the recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) to all employee awards granted, modified or settled after January 1, 2003.  Awards under the Company’s Plan generally vest ratably over a three or five-year term and expire ten years from the date of grant.  Therefore, the cost related to stock-based employee compensation included in the determination of net income is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.  The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding stock awards in each period (amounts presented in thousands, except per share data):

		2005	2004	2003

Net income, as reported		$363,628	$297,137	$307,879
Add: Stock based employee compensation expense included in reported net income		4,608	1,650	148
Deduct:	Total stock based employee compensation expense determined under fair value based method for all awards	(5,206)	(3,316)	(3,095)

Pro Forma Net Income – Basic		$363,030	$295,471	$304,932

Earnings Per Share
Basic – as reported		$1.55	$1.28	$1.33

Basic – pro forma		$1.55	$1.27	$1.32

Net income for diluted earnings per share		$351,990	$285,499	$285,422
Add: Stock based employee compensation expense included in reported net income		4,608	1,650	148
Deduct:	Total stock based employee compensation expense determined under fair value based method for all awards	(5,206)	(3,316)	(3,095)

Pro Forma Net Income – Diluted		$351,392	$283,833	$282,475

Earnings Per Share
Diluted – as reported		$1.52	$1.26	$1.31

Diluted – pro forma		$1.52	$1.25	$1.30

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

These pro forma adjustments to net income and net income per diluted common share assume fair values of each option grant estimated using the Black-Scholes option pricing formula.  The more significant assumptions underlying the determination of such fair values for options granted during 2005, 2004 and 2003 include: (i) weighted average risk-free interest rates of 4.03%, 3.30% and 2.84%, respectively;  (ii) weighted average expected option lives of 4.80 years, 3.72 years and 3.8 years, respectively; (iii) weighted average expected volatility of 18.01%, 16.69% and 15.26%, respectively, and (iv) weighted average expected dividend yield of 5.30%, 5.59% and 6.25%, respectively.  The per share weighted average fair value at the dates of grant for options awarded during 2005, 2004 and 2003 was $3.21, $2.14 and $1.18, respectively.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123, (revised 2004) Share-Based Payment (“SFAS No. 123(R)”), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  SFAS No. 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) is effective for fiscal years beginning after December 15, 2005.  The impact of adopting this statement is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued Statement No. 153, Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29 (“SFAS No. 153”).  The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  This Statement amends Opinion No. 29 to eliminate the exception for non-monetary assets that do not have commercial substance.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The impact of adopting this statement did not have a material impact on the Company’s financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”).  FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated.  FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

entity.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 was effective no later than fiscal years ended after December 15, 2005.  The Company adopted FIN 47 as required effective December 31, 2005 and the initial application of FIN 47 did not have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaces Accounting Principle Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.  SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles.  It requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In September 2005, the EITF issued Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights, (“EITF 04-5”).  At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles.  The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership of limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests.  This issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements.  The impact of adopting EITF 04-5 is not expected to have a material impact on the Company’s financial position or results of operations.

Reclassifications

Certain reclassifications of prior years’ amounts have been made to conform with the current year presentation.

2.	Real Estate:

The Company’s components of Rental property consist of the following (in thousands):

	December 31,
	2005	2004

Land	$686,123	$626,914
Buildings and improvements
Buildings	2,696,194	2,650,107
Building improvements	180,005	106,061
Tenant improvements	334,765	263,322
Fixtures and leasehold improvements	17,088	15,697
Other rental property, net (1)	35,110	32,067

	3,949,285	3,694,168
Accumulated depreciation and amortization	(740,127)	(634,642)

Total	$3,209,158	$3,059,526

(1)
At December 31, 2005 and 2004, Other rental property, net consisted of intangible assets including $23,539 and $14,232, respectively, of in-place leases, $7,366 and $10,188, respectively, of tenant relationships and $4,205 and $7,647, respectively, of above-market leases.  In addition, at December 31, 2005 and 2004, the Company had intangible liabilities relating to below-market leases from property acquisitions of approximately $50.1 million and $50.0 million, respectively.  These amounts are included in the caption Other liabilities in the Company’s Consolidated Balance Sheets.

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

3.	Property Acquisitions, Developments and Other Investments:

Operating Properties

Acquisition of Existing Shopping Centers -

During the years 2005, 2004 and 2003, the Company acquired operating properties, in separate transactions, at aggregate costs of approximately $278.0 million, $440.5 million and $293.9 million, respectively.

Ground-Up Development -

During 2005, the Company acquired, in separate transactions, various parcels of land located in Mesa, AZ, and Nampa, ID for an aggregate purchase price of approximately $28.7 million.  These properties will be developed into retail centers with an aggregate of approximately 2.2 million square feet of GLA with a total estimated aggregate project cost of approximately $190.7 million.

During May and June 2005, the Company acquired, in separate transactions, two parcels of land located in Saltillo and Pachuca, Mexico, for an aggregate purchase price of approximately $14.6 million.  The properties will be developed into retail centers with an aggregate total project cost of approximately $34.1 million.

During June 2005, the Company acquired land in Tustin, CA, through a newly formed joint venture in which the Company has a 50% non-controlling interest, for a purchase price of approximately $23.0 million.  The property will be developed into a 1.0 million square foot retail center with a total estimated project cost of approximately $149.3 million.  The purchase of the land was funded through a new construction loan which bears interest at LIBOR plus 1.70% and is scheduled to mature in October 2007.  As of December 31, 2005, this construction loan had an outstanding balance of approximately $40.4 million.

Additionally, during 2005, the Company acquired, in separate transactions, six parcels of land located in various cities throughout Mexico, through newly formed joint ventures in which the Company has non-controlling interests, for an aggregate purchase price of approximately $42.1 million.  The properties were at various stages of construction at acquisition and will be developed into retail centers with a projected total aggregate cost of approximately $133.1 million.

During July 2004, the Company acquired land in Huehuetoca, Mexico, through a joint venture in which the Company has a 95% controlling interest, for a purchase price of approximately $6.9 million.  The property will be developed as a grocery-anchored retail center with a projected total cost of approximately $15.3 million.

During August 2004, the Company acquired land located in San Luis Potosi, Mexico, through a joint venture in which the Company currently has a 64.4% controlling interest for a purchase price of approximately $5.8 million.  The property was developed into a retail center by the grocery tenant anchoring the project.  During December 2004, the Company acquired the completed building improvements from the tenant for a purchase price of approximately 77.2 million pesos (“MXN”) (approximately USD $6.9 million).

During December 2004, the Company acquired land located in Reynosa, Mexico for a purchase price of approximately $13.8 million.  The property will be developed as a grocery anchored retail center with a projected total cost of approximately $22.0 million.

Merchant Building -

Effective January 1, 2001, the Company elected taxable REIT subsidiary status for its wholly-owned development subsidiary, KDI.  KDI is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion.

During the years 2005, 2004 and 2003, KDI expended approximately $363.1 million, $205.2 million and $208.9 million, respectively, in connection with the purchase of land and construction costs related to its ground-up development projects.

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

These merchant building acquisition and development costs have been funded principally through proceeds from sales of completed projects and construction financings.

Other -

During 2005, the Company acquired ten self-storage facilities through an existing joint venture in which the Company held an approximate 93.5% economic interest, for a purchase price of approximately $39.9 million including the assumption of approximately $7.5 million of non-recourse fixed-rate mortgage debt encumbering three of the properties.  Upon completing this purchase, this entity owned 17 self-storage facilities located in various states.  The joint venture had cross-collateralized 14 of these properties with approximately $44.0 million of non-recourse floating-rate mortgage debt which was scheduled to mature in November 2007 and had an interest rate of LIBOR plus 2.75%. Based upon the provisions of FIN 46(R), the Company had determined that this entity was a VIE.  The Company had further determined that the Company was the primary beneficiary of this VIE and had therefore consolidated this entity for financial reporting purposes.  During November and December 2005, this entity disposed of, in separate transactions, four self-storage properties for an aggregate sales price of approximately $18.6 million resulting in an aggregate gain of approximately $5.8 million.  Proceeds from these sales were used to pay down approximately $9.8 million of mortgage debt and provided distributions to the partners.  As a result of these transactions, the Company’s economic interest had significantly decreased and the entity became subject to the reconsideration provisions of FIN 46(R).  Based upon this reconsideration event and the provision of FIN 46(R), the Company has determined that this entity is no longer a VIE and has therefore deconsolidated this entity and will now account for this investment under the equity method of accounting.  As of December 31, 2005, this entity owned 13 self-storage properties.  Three of the properties are encumbered by approximately $7.4 million of fixed-rate individual non-recourse mortgage debt which bears interest at 5.5% per annum and is scheduled to mature in June 2013.  The remaining ten properties are cross-collateralized with approximately $33.3 million of variable rate debt which bears interest at LIBOR plus 2.75% (7.09% at December 31, 2005) and is scheduled to mature in November 2007.  The Company’s maximum exposure to loss associated with this entity is primarily limited to the Company’s carrying value of this investment, which was approximately $14.2 million at December 31, 2005.

During June 2004, the Company acquired an operating property through the acquisition of the remaining 50% partnership interest in a joint venture in which the Company held a 50% interest. The property, acquired for approximately $12.5 million, is located in Tempe, AZ and is comprised of 0.2 million square feet of GLA.

During December 2004, the Company acquired a shopping center property through the acquisition of the remaining 50% partnership interest in a joint venture in which the Company held a 50% interest.  The property, acquired for approximately $4.5 million, is located in Tampa, FL and is comprised of 0.1 million square feet of GLA.

Additionally during December 2004, the Company acquired interests in two parking facilities and a medical office building located in Allegheny, PA that are subject to a ground lease, for a purchase price of approximately $29.8 million.

These operating property acquisitions, development costs and other investments have been funded principally through the application of proceeds from the Company’s public unsecured debt issuances, proceeds from mortgage and construction financings and availability under the Company’s revolving lines of credit.

FNC Realty Corporation -

From 2000 through 2002 the Company acquired approximately $28.9 million face amount of Frank’s Nursery and Crafts, Inc. (“Frank’s”), 10.25% bonds for an aggregate purchase price of approximately $11.3 million. During February 2001, Frank’s filed for protection under Chapter 11 of the United States Bankruptcy Code. During May 2002, Frank’s plan of reorganization was confirmed by the Bankruptcy court and Frank’s emerged from bankruptcy. Pursuant to Frank’s reorganization plan, the Company received approximately 4.3 million shares of Frank’s common stock valued at $2.34 per share in

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

settlement of its Frank’s bond investment. As a result of this conversion, the Company held an approximate 27% interest in Frank’s and began accounting for its investment on the equity method. In addition, the Company began providing loans to Frank’s under a revolving credit facility, which was collateralized by certain real estate interests of Frank’s. As an inducement to make these loans, Frank’s issued the Company approximately 4.4 million warrants with an exercise price of $1.15 per share.

During September 2004, Frank’s again filed for protection under Chapter 11 of the United States Bankruptcy Code. The Company committed to provide Frank’s, in addition to its revolving credit facility, with $27.0 million of debtor-in-possession financing for a term of one year at an interest rate of Prime plus 1.00%. From the petition date until July 26, 2005, Frank’s operated its business as a debtor-in-possession and during this period had completely liquidated its inventory and ceased operating as a retailer.

Frank’s plan of reorganization included a Company sponsored re-capitalization plan in which the Company, along with several other significant shareholders, agreed to re-capitalize Frank’s with approximately $104.0 million in cash in exchange for debt and equity securities and convert Frank’s from a publicly held retail company to a privately held real estate company.

On July 27, 2005, Frank’s emerged from Chapter 11 bankruptcy pursuant to a bankruptcy court approved plan of reorganization as FNC Realty Corporation (“FNC”). Pursuant to the reorganization plan, shareholders of Frank’s were offered cash of $0.75 per share or the right to exchange Frank’s common stock for FNC common stock on a 1:1 basis. FNC’s capitalization included the issuance of approximately $27.0 million of common stock and $77.0 million of fixed-rate 7% convertible senior notes. The notes mature in July 2008, and may be converted at anytime by the holder for common shares of FNC at $0.75 per share. Proceeds from the issuance of common stock and convertible senior notes were used to repay all claims pursuant to the plan of reorganization, including amounts owed to the Company under its revolving credit facility and debtor-in-possession financing agreement.

Pursuant to the plan of reorganization, the Company received common shares of FNC representing an approximate 27% ownership interest in exchange for its interests in Frank’s.  In addition, the Company acquired an additional 24.5% interest in the common shares of FNC for cash of approximately $17 million, thereby increasing the Company’s ownership interest to approximately 51%. This acquisition of additional shares includes the exercise of warrants previously issued by Frank’s to the Company. The Company also acquired approximately $42 million of fixed-rate 7% convertible senior notes issued by FNC.

As a result of the increase in ownership interest from 27% to 51%, the Company became the controlling shareholder and therefore, commenced consolidation of FNC effective July 27, 2005. The acquisition of the additional 24.5% ownership interest has been accounted for as a step acquisition with the purchase price being allocated to the identified assets and liabilities of FNC.

As of July 27, 2005, FNC had approximately $154 million of net operating loss carry-forwards (“NOLs”), which may be utilized to offset future taxable income of FNC.  As Frank’s had recurring losses and was in bankruptcy, the realization of the NOLs was uncertain.  Accordingly, a full valuation allowance was previously recorded against the deferred tax asset relating to these NOLs.  Of the total amount of available NOLs, the Company has estimated approximately $124 million is unrestricted and $30 million is restricted (limited to utilization of $1.1 million per year).

The Company has evaluated the level of valuation allowance required and determined, based upon the expected investment strategy for FNC, that approximately $27 million of the allowance should be reduced and recorded as an adjustment to the purchase price allocation.

As of July 27, 2005, FNC held interests in 55 properties with approximately $16.1 million of non-recourse mortgage debt encumbering 16 of the properties. These loans bear interest at fixed rates ranging from 4.00% to 7.75% and maturity dates ranging from June 2012 through June 2022.  During December 2005, FNC pre-paid, without penalty, an aggregate $4.8 million of mortgage debt encumbering five of its properties.  The mortgage debt bore interest at a 7.3% fixed rate per annum and was scheduled to mature in August 2012.  As of December 31, 2005, FNC had approximately

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

$11.4 million of non-recourse mortgage debt encumbering 11 properties.  These remaining loans bear interest at fixed rates ranging from 4.00% to 7.75% and maturity dates ranging from June 2012 through June 2022.

The Company’s investment strategy with respect to FNC includes re-tenanting, re-developing and disposition of the properties. From July 27, 2005 through December 31, 2005, FNC disposed of nine properties, in separate transactions, for an aggregate sales price of approximately $9.4 million.

4.	Dispositions of Real Estate:

Operating Real Estate -

During 2005, the Company (i) disposed of, in separate transactions, 20 operating properties for an aggregate sales price of approximately $93.3 million, (ii) transferred three operating properties to KROP for an aggregate price of approximately $49.0 million, (iii) transferred 52 operating properties to various joint ventures in which the Company has non-controlling interests ranging from 15% to 50% for an aggregate price of approximately $183.1 million.  For the year ended December 31, 2005, these transactions resulted in gains of approximately $31.9 million and a loss on sale/transfer from four of the properties of approximately $5.2 million.

During June 2005, the Company disposed of a vacant land parcel located in New Ridge, MD for approximately $5.6 million resulting in a $4.6 million gain on sale.  This gain is included in Other income, net on the Company’s Condensed Consolidated Statements of Income.

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

Merchant Building -

During 2005, KDI sold, in separate transactions, six of its recently completed projects, and 41 out-parcels for approximately $264.1 million.  These sales resulted in pre-tax gains of approximately $33.6 million.

During 2004, KDI sold, in separate transactions, five of its recently completed projects, three completed phases of projects and 29 out-parcels for approximately $170.2 million.  These sales resulted in pre-tax gains of approximately $16.8 million.

During 2003, KDI sold, in separate transactions, four of its recently completed projects and 26 out-parcels for approximately $134.6 million, which resulted in pre-tax gains of approximately $17.5 million.

5.	Adjustment of Property Carry Values:

As part of the Company’s periodic assessment of its real estate properties with regard to both the extent to which such assets are consistent with the Company’s long-term real estate investment objectives and the performance and prospects of each asset, the Company determined in December 2004 that its investment in an operating property comprised of approximately 0.1 million square feet of GLA, with a book value of approximately $3.8 million, net of accumulated depreciation of approximately $2.6 million, may not be fully recoverable.  Based upon management’s assessment of current market conditions and lack of demand for the property, the Company reduced its anticipated holding period for this investment.  As a result, the Company determined that its investment in this asset was not fully recoverable and recorded an adjustment of property carrying value of approximately $3.0 million to reflect the property’s

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

estimated fair value.  The Company’s determination of estimated fair value was based upon third-party purchase offers less estimated closing costs.  This property was subsequently sold during 2005 and this adjustment was included along with the related property operations in the line Income from discontinued operating properties in the Company’s Consolidated Statements of Income.

6.	Discontinued Operations and Assets Held for Sale:

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) the Company reports as discontinued operations assets held-for-sale (as defined by SFAS No. 144) as of the end of the current period and assets sold subsequent to the adoption of SFAS No. 144.  All results of these discontinued operations are included in a separate component of income on the Consolidated Statements of Income under the caption Discontinued operations.  This change has resulted in certain reclassifications of 2005, 2004 and 2003 financial statement amounts.

The components of Income from discontinued operations for each of the three years in the period ended December 31, 2005 are shown below.  These include the results of operations through the date of each respective sale for properties sold during 2005, 2004 and 2003 and a full year of operations for those assets classified as held-for-sale as of December 31, 2005 (in thousands):

	2005	2004	2003

Discontinued Operations:
Revenues from rental property	$10,769	$16,930	$30,385
Rental property expenses	(3,664)	(5,311)	(10,443)

Income from property operations	7,105	11,619	19,942
Depreciation of rental property	(2,100)	(3,255)	(5,856)
Interest expense	(571)	(841)	(106)
Other income/(expense)	1,291	(2,164)	(88)

Income from discontinued operating properties	5,725	5,359	13,892
Gain on early extinguishment of debt	—	—	6,760
Loss on operating properties held for sale/sold	(5,098)	(5,064)	(4,016)
Gain on disposition of operating properties	28,918	15,823	47,657

Income from discontinued operations	$29,545	$16,118	$64,293

During March 2005, the Company reclassified as held-for-sale three shopping center properties comprising approximately 0.4 million square feet of GLA.  The book value of each of these properties, aggregating approximately $17.1 million, net of accumulated depreciation of approximately $8.4 million, did not exceed each of their estimated fair values.  As a result, no adjustment of property carrying value was recorded.  The Company’s determination of the fair value for each of these properties, aggregating approximately $22.1 million, was based upon executed contracts of sale with third parties less estimated selling costs.  The Company completed the sale of these properties during the quarter ended June 30, 2005.

During June 2005, the Company reclassified as held-for-sale a shopping center property comprising approximately 0.2 million square feet of GLA.  The book value of this property of approximately $25.1 million, net of accumulated depreciation of approximately $1.0 million, did not exceed its estimated fair value.  As a result, no adjustment of property carrying value had been recorded.  The Company’s determination of the fair value of this property of approximately $39.3 million, was based upon an executed contract of sale with a third party less estimated selling costs.

During December 2004, the Company reclassified as held-for-sale a shopping center property located in Melbourne, FL, comprising approximately 0.1 million square feet of GLA.  The operations associated with this property for the current and comparative

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

years, have been included in the caption Income from discontinued operations on the Company’s Consolidated Statements of Income.

During March 2004, the Company reclassified as held-for-sale two shopping center properties comprising approximately 0.3 million square feet of GLA.  The book value of these properties, aggregating approximately $8.7 million, net of accumulated depreciation of approximately $4.2 million, exceeded their estimated fair value.  The Company’s determination of the fair value of these properties, aggregating approximately $4.5 million, was based upon contracts of sale with third parties less estimated selling costs.  As a result, the Company had recorded a loss resulting from an adjustment of property carrying values of $4.2 million.  During March 2004, the Company completed the sale of one of these properties, comprising approximately 0.1 million square feet of GLA, for a sales price of approximately $1.1 million.  During June 2004, the Company completed the sale of the other property, comprising approximately 0.2 million square feet of GLA, for a sales price of approximately $3.9 million.  The loss associated with these transactions along with the related property operations for the current and comparative years, has been included in the caption Income from discontinued operations on the Company’s Consolidated Statements of Income.

During December 2003, the Company identified two operating properties, comprised of approximately 0.2 million square feet of GLA, as held-for-sale.  The book value of these properties, aggregating approximately $19.4 million, net of accumulated depreciation of approximately $2.1 million, exceeded their estimated fair value.  The Company’s determination of the fair value of these properties, aggregating approximately $15.4 million, was based upon contracts of sale with third parties less estimated selling costs.  As a result, the Company recorded a loss resulting from an adjustment of property carrying values of approximately $4.0 million.  This adjustment is included, along with the related property operations for the current and comparative years, in the caption Income from discontinued operations on the Company’s Consolidated Statements of Income.

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

7.	Investment and Advances in Real Estate Joint Ventures:

Kimco Income REIT (“KIR”) -

During 1998, the Company formed KIR, an entity that was established for the purpose of investing in high quality real estate properties financed primarily with individual non-recourse mortgages.  These properties include, but are not limited to, fully developed properties with strong, stable cash flows from credit-worthy retailers with long-term leases.  The Company originally held a 99.99% limited partnership interest in KIR.  Subsequent to KIR’s formation, the Company sold a significant portion of its original interest to an institutional investor and admitted three other limited partners.  KIR had received total capital commitments of $569.0 million, of which the Company subscribed for $247.0 million and the four limited partners subscribed for $322.0 million.  During 2004, the KIR partners elected to cancel the remaining unfunded capital commitments of $99.0 million, including $42.9 million from the Company.  As of December 31, 2005, the Company had a 43.3% non-controlling limited partnership interest in KIR.

In addition, KIR entered into a master management agreement with the Company, whereby the Company will perform services for fees related to management, leasing, operations, supervision and maintenance of the joint venture properties.  For the years ended December 31, 2005, 2004 and 2003, the Company (i) earned management fees of approximately $3.1 million, $2.9 million and $2.9 million, respectively, (ii) received reimbursement of administrative fees of approximately $0.5 million, $0.4 million and $0.4 million, respectively, and (iii) earned leasing commissions of approximately $0.3 million, $0.3 million and $0.5 million, respectively.

During March 2005, KIR disposed of an operating property and an out-parcel, in separate

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

transactions, for an aggregate sale price of approximately $43.1 million.  These sales resulted in an aggregate gain of approximately $17.8 million of which the pro-rata gain to the Company was approximately $7.7 million.  In connection with the sale of the operating property, KIR incurred a $2.0 million loan defeasance charge, of which the Company’s pro-rata share was approximately $0.9 million.

During October 2005, KIR sold an operating property for a sales price of approximately $8.1 million.  This sale resulted in a gain of approximately $2.4 million of which the pro-rata gain to the Company was approximately $1.0 million.

During March 2005, KIR purchased a shopping center property located in Delran, NJ, for approximately $4.6 million.

In April 2005, KIR entered into a three-year $30.0 million unsecured revolving credit facility which bears interest at LIBOR plus 1.40%.  As of December 31, 2005, there were no amounts outstanding under this credit facility.

During April 2004, KIR disposed of an operating property located in Las Vegas, NV, for a sales price of approximately $21.5 million, which approximated its net book value.

As of December 31, 2005, the KIR portfolio was comprised of 68 shopping center properties aggregating approximately 14.2 million square feet of GLA located in 20 states.

RioCan Investments -

During October 2001, the Company formed a joint venture (the “RioCan Venture”) with RioCan Real Estate Investment Trust (“RioCan”) in which the Company has a 50% non-controlling interest, to acquire retail properties and development projects in Canada. The acquisition and development projects are to be sourced and managed by RioCan and are subject to review and approval by a joint oversight committee consisting of RioCan management and the Company’s management personnel.  Capital contributions will only be required as suitable opportunities arise and are agreed to by the Company and RioCan.

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

As of December 31, 2005, the RioCan Venture was comprised of 34 operating properties and one development property consisting of approximately 8.1 million square feet of GLA.

Kimco / G.E. Joint Venture (“KROP”)

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

During 2005, GECRE and the Company contributed approximately $21.2 million and $5.3 million, respectively, toward their capital commitments.  As of December 31, 2005, KROP had unfunded capital commitments of $28.5 million, including $5.7 million by the Company.  Additionally, GECRE and the Company provided short-term interim financing for all acquisitions made by KROP without a mortgage in place at the time of acquisition.  All such financing bears interest at rates ranging from LIBOR plus 4.0% to LIBOR plus 5.25% and have maturities of less than one year.  As of December 31, 2005 and 2004, there were no outstanding short-term interim financing due to GECRE or the Company.

During 2005, KROP acquired four operating properties and one out-parcel, in separate

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

transactions, for an aggregate purchase price of approximately $74.6 million, including the assumption of approximately $26.2 million of individual non-recourse mortgage debt encumbering two of the properties and preferred units of approximately $4.2 million associated with another property.

During 2005, KROP disposed of three unencumbered operating properties and two out-parcels, in separate transactions, for an aggregate sales price of approximately $60.3 million. These sales resulted in an aggregate gain of approximately $18.3 million of which the Company’s pro-rata share was approximately $3.7 million.

During 2005, KROP obtained ten-year individual non-recourse, non-crossed collateralized fixed-rate mortgages aggregating approximately $21.9 million on two of its previously unencumbered properties with rates ranging from 5.2% to 5.3%.

During 2005, KROP obtained two non-recourse, non-crossed collateralized variable rate mortgages for a total of $25.7 million on two properties with rates of LIBOR plus 1.30% and 1.65% with terms of two and three years, respectively.

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

As of December 31, 2005, the KROP portfolio was comprised of 38 shopping center properties aggregating approximately 5.6 million square feet of GLA located in 14 states.

Other Real Estate Joint Ventures –

The Company and its subsidiaries have investments in and advances to various other real estate joint ventures.  These joint ventures are engaged primarily in the operation and development of shopping centers which are either owned or held under long-term operating leases.

During December 2004, the Company acquired the Price Legacy Corporation through a newly formed joint venture, PL Retail LLC (“PL Retail”), in which the Company has a 15% non-controlling interest and manages the portfolio.  In connection with this transaction, PL Retail acquired 33 operating properties aggregating approximately 7.6 million square feet of GLA located in ten states.  To partially fund the acquisition, the Company provided PL Retail approximately $30.6 million of secured mezzanine financing. This interest-only loan bears interest at a fixed rate of 7.5% and matures in December 2006.  The Company also provided PL Retail a secured short-term promissory note of approximately $8.2 million. This interest only note bore interest at LIBOR plus 4.50% and was scheduled to mature in June 2005. During 2005, this note was amended to bear interest at LIBOR plus 6.0% and is now payable on demand. During the year ended December 31, 2005, PL Retail disposed of nine operating properties, in separate transactions, for an aggregate sales price of approximately $81.4 million, which represented the approximate carrying values of the properties.  Proceeds of

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

approximately $22.0 million were used to partially repay the mezzanine financing that was provided by the Company.  As of December 31, 2005, PL Retail had approximately $8.9 million outstanding on the mezzanine financing and approximately $8.2 million outstanding on the promissory note.  As of December 31, 2005, PL Retail consisted of 25 operating properties aggregating approximately 6.8 million square feet of GLA and had approximately $777.3 million outstanding in non-recourse mortgage debt, of which approximately $507.2 million had fixed rates ranging from 4.66% to 9.00% and approximately $270.1 had variable rates ranging from 5.74% to 9.59%.  The fixed-rate loans have maturities ranging from 3-to-11 years and the variable-rate loans have maturities ranging from one-to-three years.

During March 2005, a joint venture in which the Company has a 50% non-controlling interest, disposed of two vacant land parcels located in Glendale, AZ, in separate transactions, for an aggregate sales price of approximately $9.9 million.  These sales resulted in an aggregate gain of approximately $4.8 million, of which the Company’s share was approximately $2.4 million.

Additionally, during March 2005, the Company transferred 50% of the Company’s 95% interest in a developed property located in Huehuetoca, Mexico, to a joint venture partner for approximately $5.3 million, which approximated its carrying value.  As a result of this transaction, the Company now holds a 47.5% non-controlling interest and has deconsolidated the investment.  The Company now accounts for its investment under the equity method of accounting.

During April 2005, the Company acquired an operating property located in Hillsborough, NJ, comprising approximately 0.1 million square feet of GLA, through a newly formed joint venture in which the Company has a 50% non-controlling interest.  The property was acquired for approximately $4.0 million including the assumption of approximately $1.9 million of non-recourse mortgage debt encumbering the property.  Subsequent to the purchase the joint venture obtained a $3.2 million one-year term loan which bears interest at LIBOR plus 0.55% (4.94% at December 31, 2005).  This loan is jointly and severally guaranteed by the joint venture partners, including the Company.  Proceeds from this loan were used to repay the $1.9 million mortgage encumbering the property.

During May 2005, the Company acquired a hotel property located in Cancun, Mexico, through a newly formed joint venture in which the Company has an 80% non-controlling interest. The property was purchased for approximately $19.7 million.  Simultaneous with the closing, the property was encumbered with $12.4 million of non-recourse mortgage debt which bears interest at a fixed rate of 7.63% per annum and matures during May 2010.  During 2005, the property incurred significant hurricane damage which has temporarily suspended operations.  The Company believes that its property insurance and business interruption insurance will adequately cover losses associated with this event.

During May 2005, the Company acquired a $10.2 million mortgage receivable through a newly formed joint venture in which the Company has a 50% non-controlling interest.  The mortgage encumbered a property located in Derby, CT, comprising approximately 0.1 million square feet of GLA.  During October 2005, the joint venture foreclosed on the property and obtained fee title.

During June 2005, the Company acquired an additional 25% interest in a joint venture in which the Company had previously held a 7.77% interest for approximately $26.0 million.  This joint venture owns an operating property, comprised of approximately 0.5 million square feet of GLA, located in Fremont, CA.  During December 2005, the Company sold a portion of its interest in this joint venture to a new partner who purchased 70% of this partnership.  The Company now has a 30% non-controlling interest in this joint venture and accounts for its investment under the equity method of accounting.

During July 2005, the Company acquired an interest in an office property located in Houston, TX, comprising approximately 0.6 million square feet of GLA through a newly formed joint venture in which the Company has an 85% non-controlling interest.  The Company’s investment in the joint venture was approximately $12.2 million.  The joint venture purchased the property for approximately $91.1 million subject to $76.5 million of non-recourse mortgage debt which bears interest at a fixed-rate of 5.15% per annum and matures during August 2015.  The Company accounts for this investment under the equity method of accounting.

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Additionally, during July 2005, the Company transferred a developed property located in Reynosa, Mexico, to a newly formed joint venture in which the Company has a 50% non-controlling interest, for a price of approximately $6.9 million.  The Company now accounts for this investment under the equity method of accounting.

During October 2005, the Company acquired interests in 57 industrial properties located in Mexico, through a newly formed joint venture in which the Company has a 50% non-controlling interest, for a purchase price of approximately $277.5 million, including the assumption of approximately $167.0 million of non-recourse mortgage debt encumbering 52 properties.  The properties comprise approximately 5.6 million square feet of GLA.

Additionally, during 2005, the Company acquired, in separate transactions, 12 operating properties comprising approximately 1.7 million square feet of GLA, through newly formed joint ventures in which the company has non-controlling interests ranging from 5% to 50%.  The aggregate purchase price for these properties was approximately $265.6 million, including the assumption of approximately $29.1 million of non-recourse mortgage debt encumbering three of the properties.  The Company accounts for its investment in these joint ventures under the equity method of accounting.

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

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

Summarized financial information for these real estate joint ventures is as follows (in millions):

	December 31,

	2005	2004

Assets:
Real estate, net	$6,470.4	$5,451.0
Other assets	308.5	200.5

	$6,778.9	$5,651.5

Liabilities and Partners’ Capital:
Mortgages payable	$4,443.6	$3,781.0
Notes payable	58.7	40.0
Construction loans	69.6	29.1
Other liabilities	144.0	115.5
Minority interest	81.9	36.5
Partners’ capital	1,981.1	1,649.4

	$6,778.9	$5,651.5

	Year Ended December 31,

	2005	2004	2003

Revenues from rental property	$759.0	$545.8	$423.3

Operating expenses	(214.0)	(155.6)	(119.2)
Interest	(247.1)	(171.0)	(137.9)
Depreciation and amortization	(153.7)	(97.1)	(66.4)
Other, net	(8.4)	(5.8)	(9.3)

	(623.2)	(429.5)	(332.8)

Income from continuing operations	135.8	116.3	90.5
Discontinued Operations:
Income/(loss) from discontinued operations	(1.7)	1.8	3.7
Gain on dispositions of properties	52.5	20.2	0.0

Net income	$186.6	$138.3	$94.2

Other liabilities in the accompanying Consolidated Balance Sheets include accounts with certain real estate joint ventures totaling approximately $13.2 million and $13.7 million at December 31, 2005 and 2004, respectively. The Company and its subsidiaries have varying equity interests in these real estate joint ventures, which may differ from their proportionate share of net income or loss recognized in accordance with generally accepted accounting principles.

The Company’s maximum exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments. As of

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2005 and 2004, the Company’s carrying value in these investments approximated $735.6 million and $595.2 million, respectively.

8.	Other Real Estate Investments:

Preferred Equity Capital -

The Company maintains a Preferred Equity program, which provides capital to developers and owners of real estate properties.  During 2005, the Company provided, in separate transactions, an aggregate of approximately $84.3 million in investment capital to developers and owners of 79 real estate properties.  During 2004, the Company provided, in separate transactions, an aggregate of approximately $101.0 million in investment capital to developers and owners of 54 real estate properties.  As of December 31, 2005, the Company’s net investment under the Preferred Equity program was approximately $225.9 million relating to 131 properties. For the years ended December 31, 2005, 2004 and 2003, the Company earned approximately $32.8 million, including $12.6 million from promoted interests earned from six capital transactions, $11.4 million, including $3.9 million from promoted interests earned from four capital transactions, and  $4.6 million, including $1.7 million from promoted interests earned from two capital transactions, respectively, from these investments.

Summarized financial information relating to the Company’s preferred equity investments is as follows (in millions):

	December 31,
	2005	2004

Assets:
Real estate, net	$945.0	$715.5
Other assets	65.5	29.3

	$1,010.5	$744.8

Liabilities and Partners’ Capital:
Notes and mortgages payable	$703.3	$548.3
Other liabilities	19.7	15.4
Partners’ capital	287.5	181.1

	$1,010.5	$744.8

	Year Ended December 31,
	2005	2004	2003

Revenues from Rental Property	$118.5	$61.6	$38.8

Operating expenses	(42.0)	(19.4)	(12.2)
Interest	(38.9)	(21.2)	(16.1)
Depreciation and amortization	(19.3)	(9.6)	(5.3)
Other, net	(1.2)	(0.3)	—

	(101.4)	(50.5)	(33.6)

	17.1	11.1	5.2
Gain on disposition of properties	49.8	4.4	0.8

Net income	$66.9	$15.5	$6.0

The Company’s maximum exposure to losses associated with its Preferred Equity investments is primarily limited to its invested capital.  As of December 31, 2005 and 2004, the Company’s invested capital in its Preferred Equity investments approximated $225.9 million and $157.0 million, respectively.

Investment in Retail Store Leases -

The Company has interests in various retail store leases relating to the anchor store premises in neighborhood and community shopping centers.  These premises have been sublet to retailers who lease the stores pursuant to net lease agreements.  Income from the investment in these retail store leases during the years ended December 31, 2005, 2004 and 2003, was approximately $9.1 million, $3.9 million and $0.3 million, respectively. These amounts represent sublease revenues during the years ended December 31, 2005, 2004 and 2003, of approximately $17.8 million, $13.3 million and $12.3 million, respectively, less related expenses of $7.4 million, $8.0 million and $10.6 million, respectively, and an amount which, in management’s estimate, reasonably provides for the recovery of the investment over a period representing the expected remaining term of the retail store leases.  The Company’s future minimum revenues under the terms of all non-cancelable tenant subleases and future minimum obligations through the remaining terms of its retail store leases, assuming no new or renegotiated leases are executed for such premises, for future years are as follows (in millions): 2006, $7.7 and $5.2; 2007, $7.1 and $4.4; 2008, $5.7 and $3.3; 2009, $4.4 and $2.4; 2010, $3.6 and $2.0; and thereafter, $3.4 and $2.1, respectively.

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

During 2005, Kimsouth disposed of seven shopping center properties, in separate transactions, for an aggregate sales price of approximately $78.9 million, including the assignment of approximately $23.7 million of mortgage debt encumbering two of the properties.  During 2005, the Company recognized pre-tax profits from the Kimsouth investment of approximately $4.9 million, which is included in the caption Income from Other Real Estate Investments on the Company’s consolidated Statements of Income.

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

Selected financial information for Kimsouth is as follows (in millions):

	December 31,
	2005	2004

Assets:
Real estate held for sale	$56.7	$111.5
Other assets	6.5	7.6

	$63.2	$119.1

Liabilities and Stockholders’ Equity:
Mortgages payable	$29.4	$77.5
Other liabilities	0.7	1.5
Stockholders’ equity	33.1	40.1

	$63.2	$119.1

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Year Ended December 31,
	2005	2004	2003

Discontinued Operations
Revenues from rental property	$9.0	$21.8	$34.4
Operating expenses	(6.9)	(7.5)	(10.5)
Interest	(3.1)	(7.9)	(13.7)
Depreciation and amortization	(0.3)	(4.5)	(9.5)
Other, net	(0.5)	(0.4)	(0.1)

	(1.8)	1.5	0.6
Gain on disposition of properties	12.6	8.7	12.8
Adjustment of property carrying values	(2.4)	(14.3)	—

Net income/(loss) from discontinued operations	$8.4	$(4.1)	$13.4

As of December 31, 2005, the Kimsouth portfolio was comprised of five properties, including the remaining office component of an operating property sold in 2004, aggregating approximately 1.2 million square feet of GLA located in four states.

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

During 2002 and 2003, eight of these properties were sold, whereby the proceeds from the sales were used to pay down the mortgage debt by approximately $18.7 million.

During 2004, three properties were sold, whereby the proceeds from the sales were used to pay down the mortgage debt by approximately $5.5 million.

During 2005, an additional three properties were sold, whereby the proceeds from the sales were used to pay down the mortgage debt by approximately $2.9 million.  As of December 31, 2005, the remaining 16 properties were encumbered by third-party non-recourse debt of approximately $52.8 million that is scheduled to fully amortize during the primary term of the lease from a portion of the periodic net rents receivable under the net lease.

As an equity participant in the leveraged lease, the Company has no recourse obligation for principal or interest payments on the debt, which is collateralized by a first mortgage lien on the properties and collateral assignment of the lease.  Accordingly, this obligation has been offset against the related net rental receivable under the lease.

At December 31, 2005 and 2004, the Company’s net investment in the leveraged lease consisted of the following (in millions):

	2005	2004

Remaining net rentals	$68.9	$72.5
Estimated unguaranteed residual value	43.8	48.8
Non-recourse mortgage debt	(52.8)	(58.4)
Unearned and deferred income	(55.9)	(59.1)

Net investment in leveraged lease	$4.0	$3.8

Ward Venture -

During March 2001, through a taxable REIT subsidiary, the Company formed a real estate joint venture (the “Ward Venture”), in which the Company has a 50% interest, for purposes of acquiring asset designation rights for substantially all of the real estate property interests of the bankrupt estate of Montgomery Ward LLC and its affiliates.  These asset designation rights have provided the Ward Venture the ability to direct the ultimate disposition of the 315 fee and leasehold interests held by the bankrupt estate.  The asset designation rights expired in August 2002 for the

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

leasehold positions and expired in December 2004 for the fee-owned locations.  During the marketing period, the Ward Venture was responsible for all carrying costs associated with the properties until the property was designated to a user.  During 2004, the one remaining property was sold pursuant to an installment sales agreement.  Per the agreement, the purchase price for this property will be paid by November 15, 2006.

During 2004, the Ward Venture completed transactions on four properties and the Company recognized pre-tax profits of approximately $2.5 million.

During 2003, the Ward Venture completed transactions on seven properties and the Company recognized pre-tax profits of approximately $3.5 million.

9.	Mortgages and Other Financing Receivables:

During May 2002, the Company provided a secured $15 million three-year term loan and a secured $7.5 million revolving credit facility to Frank’s at an interest rate of 10.25% per annum collateralized by 40 real estate interests.  Interest is payable quarterly in arrears.  During 2003, the revolving credit facility was amended to increase the total borrowing capacity to $17.5 million. During January 2004, the revolving loan was further amended to provide up to $33.75 million of borrowings from the Company.  During September 2004, Frank’s filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  The Company committed to provide an additional $27.0 million of Debtor-in-Possession financing with a term of one year at an interest rate of Prime plus 1.00% per annum.  During July 2005, Frank’s emerged from bankruptcy as FNC and repaid all outstanding amount owed to the Company under the revolving credit facility and Debtor-in-Possession agreement (See Note 3 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).

During April 2005, the Company provided a construction loan commitment of up to 53.5 million Mexican Pesos (“MXP”) (approximately USD $5.0 million) to a developer for the construction of a new retail center in Acapulco, Mexico.  The loan bears interest at a fixed rate of 11.75% and provides for an additional 20% participation of property cash flow, as defined.  This facility is initially interest only and then converts to an amortizing loan at the earlier of 120 days after construction completion or upon opening of the anchor tenant.  This facility is collateralized by the related property and matures in May 2015.  As of December 31, 2005, there was approximately MXP 53.5 million (USD $5.0 million) outstanding on this loan.

Additionally, during April 2005, a newly formed joint venture, in which the Company has a 50% non-controlling interest, provided a retailer with a three-year $28.0 million revolving line of credit at a floating interest rate of Prime plus 5.5% per annum.  The facility also provides for a 3.0% unused line fee and a 2.50% origination fee.  The facility is collateralized by certain real estate interests of the borrower.  As of December 31, 2005, the outstanding balance on this facility was $10.2 million of which the Company’s share was $5.2 million.

During May 2005, a newly formed joint venture, in which the Company has a 44.38% non-controlling interest, provided Debtor-in-Possession financing to a healthcare facility that recently filed for bankruptcy and is closing its operations.  The term of this loan is two years and bears interest at Prime plus 2.5%.  The loan is collateralized by a hospital building, a six-story commercial building, a 12-story 133-unit apartment complex and various other building structures.  The Company’s share of the outstanding balance of this loan at December 31, 2005, is $2.9 million.

Additionally, during May 2005, the Company acquired four mortgage loans collateralized by individual properties with an aggregate face value of approximately $16.6 million for approximately $14.3 million.  These performing loans, which provide for monthly payments of principal and interest, bear interest at a fixed-rate of 7.57% and mature on June 1, 2019.  As of December 31, 2005, there was an aggregate of approximately $14.1 million outstanding on these loans.

During September 2005, a newly formed joint venture, in which the Company has an 80% interest, acquired a $43.6 million mortgage receivable for a purchase price of approximately $34.2 million.  The loan bears interest at a rate of three-month LIBOR plus 2.75% per annum and matures on January 12, 2010.  The loan is collateralized by a

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

626 room hotel located in Lake Buena Vista, FL.  The Company has determined that this entity is a VIE and has further determined that the Company is the primary beneficiary of this VIE and has therefore consolidated it for financial reporting purposes.  As of December 31, 2005, the outstanding loan balance, net of discount, was approximately $35.0 million.

During October 2005, the Company provided a construction loan commitment of up to $38.1 million to a developer for acquisition and re-development of a retail center located in Richland Township, PA.  The loan is interest only at a rate of LIBOR plus 220 basis points and matures in October of 2007.  As of December 31, 2005, the outstanding balance on this loan was approximately $3.2 million.

During March 2002, the Company provided a $50.0 million ten-year loan to Shopko Stores, Inc., at an interest rate of 11.0% per annum collateralized by 15 properties.  The Company receives principal and interest payments on a monthly basis.  During January 2003, the Company sold a $37.0 million participation interest in this loan to an unaffiliated third party.  The interest rate on the $37.0 million participation interest is a variable rate based on LIBOR plus 3.50%.  The Company continued to act as the servicer for the full amount of the loan.  During December 2005, Shopko elected to prepay the outstanding loan balance of approximately $46.7 million in full satisfaction of this loan.  Shopko, also paid a prepayment penalty to the Company of $14.0 million.

During December 2005, the Company provided a construction loan commitment of up to MXP 39.9 million (approximately USD $3.7 million) to a developer for the construction of a new retail center in Magno Deco, Mexico.  The loan bears interest at a fixed rate of 11.75% and provides for an additional 20% participation of property cash flow, as defined.  This loan is collateralized by the related property and matures in May 2015. As of December 31, 2005, there was approximately MXP 38.7 million (USD $3.6 million) outstanding on this loan.

During July 2004, the Company provided an $11.0 million five-year term loan to a retailer at a floating interest rate of Prime plus 3.0% per annum or, at the borrower’s election, LIBOR plus 5.5% per annum.  The facility was interest only, payable monthly in arrears and was collateralized by certain real estate interests of the borrower.  During December 2005, the borrower elected to prepay the outstanding loan balance of $11.0 million in full satisfaction of this loan.

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

During April 2004, the Company provided a $2.7 million term loan at a fixed rate of 11.0% and a $4.1 million revolving line of credit at a fixed rate of 12.0% to a retailer.  Both facilities are interest only, payable monthly and mature May 1, 2007.  As of December 31, 2005, the aggregate outstanding loan balance of these facilities was approximately $4.0 million.

During May 2004, the Company provided a construction loan commitment of up to MXN 51.5 million (approximately USD $4.7 million) to a developer for the construction of a retail center in Cancun, Mexico.  The loan bears interest at a fixed rate of 11.25% and provides for an additional 20% participation of property cash flows, as defined.  This facility is initially interest only and then converts to an amortizing loan at the earlier of 120 days after construction completion or upon opening of the grocery anchor tenant.  This facility is collateralized by the related property and matures in May 2014.  As of December 31, 2005, there was approximately MXN 46.9 million (USD $4.4 million) outstanding on this loan.

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During September 2004, the Company acquired a $3.5 million mortgage receivable for $2.7 million.  The interest rate on this mortgage loan is Prime plus 1.0% per annum with principal and interest paid monthly.  This loan matures in February 2006 and is collateralized by a shopping center comprising 0.3 million square feet of GLA in Wilkes-Barre, PA.  During May 2005, the borrower elected to prepay the outstanding loan balance in full satisfaction of this loan.

During December 2004, the Company provided a $5.2 million interest-only five-year term loan to a grocery chain.  The interest rate on this loan is Prime plus 6.50% per annum payable monthly in arrears and is collateralized by certain real estate interests of the borrower. As of December 31, 2005, the outstanding loan balance was approximately $4.1 million.

Additionally, during December 2004, the Company acquired a $3.3 million 6.9% mortgage receivable for $2.2 million.  This mortgage loan pays principal and interest quarterly and matures in February 2019 and is collateralized by a medical office facility in Somerset, PA.  As of December 31, 2005, the outstanding loan was approximately $2.2 million.

During December 2003, the Company provided a four-year $8.25 million term loan to Spartan Stores, Inc. (“Spartan”) at a fixed rate of 16% per annum.  This loan was collateralized by the real estate interests of Spartan, with the Company receiving principal and interest payments monthly.  During December 2004, Spartan elected to prepay the remaining outstanding loan balance of approximately $7.6 million in full satisfaction of this loan.

During December 2003, the Company, through a taxable REIT subsidiary, acquired a $24.0 million participation interest in 12% senior secured notes of the FRI-MRD Corporation (“FRI-MRD”) for $13.3 million.  These notes, which are currently non-performing, are collateralized by certain equity interests and a note receivable of a FRI-MRD subsidiary.

10.	Marketable Securities:

The amortized cost and estimated fair values of securities available-for-sale and held-to-maturity at December 31, 2005 and 2004, are as follows (in thousands):

	December 31, 2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available-for-sale:
Equity securities	$85,613	$63,466	$(56)	$149,023
Held-to-maturity:
Other debt securities	57,429	3,615	(1,953)	59,091

Total marketable securities	$143,042	$67,081	$(2,009)	$208,114

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	December 31, 2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available-for-sale:
Equity securities	$61,042	$36,808	$(87)	$97,763
Held-to-maturity:
Other debt securities	26,008	2,166	(30)	28,144

Total marketable securities	$87,050	$38,974	$(117)	$125,907

As of December 31, 2005, the contractual maturities of Other debt securities classified as held-to-maturity are as follows:  within one year, $1.7 million; after one year through five years, $10.3 million; after five years through 10 years, $26.7 million and after 10 years, $19.3 million.  Actual maturities may differ from contractual maturities as issuers may have the right to prepay debt obligations with or without prepayment penalties.

11.	Notes Payable:

The Company has implemented a medium-term notes (“MTN”) program pursuant to which it may, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs, and (ii) managing the Company’s debt maturities.

As of December 31, 2005, a total principal amount of approximately $1.2 billion in senior fixed-rate MTNs was outstanding.  These fixed-rate notes had maturities ranging from seven months to ten years as of December 31, 2005, and bear interest at rates ranging from 3.95% to 7.90%.  Interest on these fixed-rate senior unsecured notes is payable semi-annually in arrears.  Proceeds from these issuances were primarily used for the acquisition of neighborhood and community shopping centers, the expansion and improvement of properties in the Company’s portfolio and the repayment of certain debt obligations of the Company.

During February 2005, the Company issued $100.0 million of fixed-rate unsecured senior notes under its MTN program.  This fixed-rate MTN matures in February 2015 and bears interest at 4.904% per annum.  The proceeds from this MTN issuance were primarily used for the repayment of all $20.0 million of the Company’s fixed-rate notes that matured in April 2005, which bore interest at 7.91%, all $10.25 million of the Company’s fixed-rate notes that matured in May 2005, which bore interest at 7.30%, and partial repayment of the Company’s $100.0 million fixed-rate notes which matured in June 2005, and bore interest at 6.73%.

During June 2005, the Company issued $200.0 million of fixed-rate unsecured senior notes under its MTN program.  This fixed-rate MTN matures in June 2014 and bears interest at 4.82% per annum.  The proceeds from this issuance were primarily used to repay a portion of the outstanding balance under the Company’s U.S. revolving credit facility and for general corporate purposes.

During November 2005, the Company issued an aggregate $250.0 million of fixed-rate unsecured senior notes under its MTN program.  The Company issued a $150.0 million MTN which matures in November 2015 and bears interest at 5.584% per annum and a $100.0 million MTN which matures in February 2011 and bears interest at 5.304% per annum.  Proceeds from these MTN issuances were used for general corporate purposes and to repay a portion of the outstanding balance under the Company’s U.S. revolving credit facility.  A portion of the outstanding balance related to the repayment of the Company’s $50.0 million 7.68% fixed-rate notes, which matured on November 1, 2005 and repayment of the Company’s $20.0 million 6.83% fixed-rate notes, which matured on November 14, 2005.

During April 2005, Kimco North Trust III, a wholly-owned entity of the Company, completed the issuance of $150.0 million Canadian denominated senior unsecured notes.  The notes bear interest at 4.45% and mature on April 21, 2010.  The Company has provided a full and unconditional guarantee of the notes.  The proceeds were used by Kimco North Trust III to pay down outstanding indebtedness under existing credit facilities, to fund long-term investments in Canadian real estate and for general corporate purposes.  The senior unsecured notes are governed by an indenture by and among Kimco North Trust III, the Company, as guarantor, and BNY Trust Company of Canada, as trustee dated April 21, 2005.

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During July 2004, the Company issued $100.0 million of floating-rate unsecured senior notes under its MTN program.  This floating-rate MTN matures August 1, 2006, and bears interest at LIBOR plus 20 basis points per annum (4.45% at December 31, 2005), payable quarterly in arrears commencing November 1, 2004.  The proceeds from this MTN issuance were primarily used for the repayment of the Company’s $85.0 million floating-rate unsecured notes due August 2, 2004, which bore interest at LIBOR plus 50 basis points per annum.  The remaining proceeds were used for general corporate purposes.

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

As of December 31, 2005, the Company had a total principal amount of $549.1 million in fixed-rate unsecured senior notes.  These fixed-rate notes had maturities ranging 11 months to seven years as of December 31, 2005, and bear interest at rates ranging from 4.45% to 7.50%.  Interest on these fixed-rate senior unsecured notes is payable semi-annually in arrears.

The scheduled maturities of all unsecured senior notes payable as of December 31, 2005, were approximately as follows (in millions): 2006, $185.0; 2007, $195.0; 2008, $100.0; 2009, $180.0; 2010, $179.1 and thereafter, $967.0.

During July 2005, the Company established a new $850.0 million unsecured revolving credit facility (the “Credit Facility”), which is scheduled to expire in July 2008. This Credit Facility replaces the Company’s $500.0 million unsecured credit facility, which was scheduled to expire in June 2006. Under the Credit Facility, funds may be borrowed for general corporate purposes, including the funding of (i) property acquisitions, (ii) development and redevelopment costs and (iii) any short-term working capital requirements.  Interest on borrowings under the Credit Facility accrue at a spread (currently 0.45%) to LIBOR and fluctuates in accordance with changes in the Company’s senior debt ratings.  As part of this Credit Facility, the Company has a competitive bid option whereby the Company may auction up to $425.0 million of its requested borrowings to the bank group.  This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread to LIBOR of 0.45%.  A facility fee of 0.125% per annum is payable quarterly in arrears. In addition, the Company has a $200.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Pounds Sterling, Japanese Yen or Euros.  Pursuant to the terms of the Credit Facility, the Company, among other things, is (i) subject to maintaining certain maximum leverage ratios on both unsecured senior corporate debt and minimum unencumbered asset and equity levels and (ii) restricted from paying dividends in amounts that exceed 95% of funds from operations, as defined.  As of December 31, 2005, there was $200.0 million outstanding (4.68% at December 31, 2005) under the Credit Facility.

During September 2004, the Company entered into a three-year Canadian-denominated (“CAD”) $150.0 million unsecured revolving credit facility with a group of banks.  This facility bears interest at the CDOR Rate, as defined, plus 0.50% and is scheduled to expire in September 2007.  During March 2005, this facility was increased to CAD $250.0 million and the scheduled maturity date was extended to March 2008.  During January 2006, the facility was further amended to reduce the borrowing spread to 0.45% and to modify the covenant package to conform to the Company’s $850.0 million U.S. credit facility.  Proceeds from this facility will be used for general corporate purposes including the funding of Canadian-denominated investments.  As of December 31, 2005, there was CAD $110.0 million (approximately USD $94.7 million, 3.78% at December 31, 2005) outstanding under this facility.

During May 2005, the Company entered into a three-year Mexican Peso-Denominated (“MXP”) 500.0 million unsecured revolving credit facility.  This facility bears interest at the TIIE Rate, as defined, plus 1.00% and is scheduled to expire in May 2008.  Proceeds from this facility will be used to fund peso-denominated investments.  As of December 31, 2005, there was MXP 500.0 million (approximately USD $46.7 million 9.66% at December 31, 2005) outstanding under this facility.

In accordance with the terms of the Indenture, as amended, pursuant to which the

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Company’s senior unsecured notes have been issued, the Company is (a) subject to maintaining certain maximum leverage ratios on both unsecured senior corporate and secured debt, minimum debt service coverage ratios and minimum equity levels and (b) restricted from paying dividends in amounts that exceed by more than $26.0 million the funds from operations, as defined, generated through the end of the calendar quarter most recently completed prior to the declaration of such dividend; however, this dividend limitation does not apply to any distributions necessary to maintain the Company’s qualification as a REIT providing the Company is in compliance with its total leverage limitations.

12.	Mortgages Payable:

During 2005, the Company (i) obtained an aggregate of approximately $95.6 million of individual non-recourse mortgage debt on 53 operating properties, (ii) assumed approximately $79.7 million of individual non-recourse mortgage debt relating to the acquisition of 11 operating properties, including approximately $6.3 million of fair value debt adjustments, (iii) consolidated approximately $33.2 million of non-recourse mortgage debt relating to the purchase of additional ownership interest in various entities, (iv) assigned approximately $119.8 million of individual non-recourse mortgage debt relating to the transfer of 49 operating properties to various co-investment ventures in which the Company has non-controlling interests ranging from 10% to 30%, (v) paid off approximately $66.9 million of individual non-recourse mortgage debt that encumbered 11 operating properties, (vi) deconsolidated approximately $41.4 million of non-recourse mortgage debt relating to the reduction of the Company’s economic interest in a joint venture and (vii) assigned approximately $7.8 million of non-recourse mortgage debt relating to the sale of an operating property.

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

Mortgages payable, collateralized by certain shopping center properties and related tenants’ leases, are generally due in monthly installments of principal and/or interest which mature at various dates through 2035.  Interest rates range from approximately 4.00% to 10.50% (weighted-average interest rate of 7.48% as of December 31, 2005).  The scheduled principal payments of all mortgages payable, excluding unamortized fair value debt adjustments of approximately $15.5 million, as of December 31, 2005, were approximately as follows (in millions): 2006, $21.7; 2007, $17.3; 2008, $60.0; 2009, $20.5; 2010, $23.2 and thereafter, $157.1.

One of the Company’s properties was encumbered by approximately $6.4 million in floating-rate, tax-exempt mortgage bond financing.  The rate on these bonds was reset annually, at which time bondholders had the right to require the Company to repurchase the bonds. The Company had engaged a remarketing agent for the purpose of offering for resale the bonds in the event they were tendered to the Company.  All bonds tendered for redemption in the past were remarketed and the Company had arrangements, including letters of credit, with banks, to both collateralize the principal amount and accrued interest on such bonds and to fund any repurchase obligations.  During 2004, the Company fully paid the outstanding balance of this tax-exempt mortgage bond financing.

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

13.	Construction Loans Payable:

During 2005, the Company obtained a term loan and construction financing on two ground-up development projects for an aggregate original loan commitment amount of up to $50.5 million, of which approximately $22.4 million was outstanding at December 31, 2005.  As of December 31, 2005, the Company had a total of 15 construction loans with total commitments of up to $343.5 million, of which $228.5 million had been funded.  These loans had maturities ranging from four to 31 months and variable interest rates ranging from 6.04% to 6.64% at December 31, 2005.  These construction loans are collateralized by the respective projects and associated tenants’ leases.  The scheduled maturities of all construction loans payable as of December 31, 2005, were approximately as follows (in millions):  2006, $87.7; 2007, $86.3 and 2008, $54.5.

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

	December 31,

	2005		2004

	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value

Marketable Securities	$206,452	$208,114	$123,771	$125,907
Notes Payable	$2,147,405	$2,172,031	$1,608,925	$1,663,474
Mortgages Payable	$315,336	$330,897	$353,071	$375,566
Mandatorily Redeemable Minority Interests (termination dates ranging from 2019 – 2027)	$1,782	$4,934	$2,057	$3,842

15.	Financial Instruments - Derivatives and Hedging:

The Company is exposed to the effect of changes in interest rates, foreign currency exchange rate fluctuations and market value fluctuations of equity securities. The Company limits these risks by following established risk management policies and procedures including the use of derivatives.

The principal financial instruments generally used by the Company are interest rate swaps, foreign currency exchange forward contracts, cross currency swaps and warrant contracts. The Company, from time to time, hedges the future cash flows of its floating-rate debt instruments to reduce exposure to interest rate risk principally through interest rate swaps with major financial institutions. The Company had no interest rate swaps outstanding during 2004 and 2005.

As of December 31, 2005 and 2004, respectively, the Company had foreign currency forward contracts designated as net investment hedges of its Canadian investments in real estate of approximately CAD $5.2 million and CAD $184.6 million. During 2005, the Company settled approximately CAD $179.4 million of CAD forward contracts. The Company did not sell or substantially liquidate any of the hedged investments.  As of December 31, 2004, the Company had a foreign currency forward contract designated as a fair value hedge of its Canadian investments in real estate aggregating approximately CAD $5.0 million. In April 2005, the Company settled the CAD $5.0 million foreign currency contract. In addition, the Company had a cross currency swap with an aggregate

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

notional amount of approximately $82.4 million pesos (“MXN”) (approximately USD $7.8 million) designated as a hedge of its Mexican real estate investments at December 31, 2005 and 2004, respectively.

The Company has designated these foreign currency agreements as net investment hedges of the foreign currency exposure of its net investment in Canadian and Mexican real estate operations. The Company believes these agreements are highly effective in reducing the exposure to fluctuations in exchange rates. As such, gains and losses on these net investment hedges were reported in the same manner as a translation adjustment.  During 2005 and 2004, respectively, $0.7 million and $15.1 million of unrealized losses and $3.2 million and $0.0 million of unrealized gains were included in the cumulative translation adjustment relating to the Company’s net investment hedges of its Canadian and Mexican investments.

During 2001, the Company acquired warrants to purchase 2.5 million shares of common stock of a Canadian REIT. The Company designated the warrants as a cash flow hedge of the variability in expected future cash outflows upon purchasing the common stock. The change in fair value of the warrants representing unrealized gains was recorded in OCI. The net unrealized gains, since inception recorded in OCI as of December 31, 2004, were approximately $12.5 million. The Company exercised its warrants in October of 2004.  During 2005, the Company sold 0.2 million shares of common stock of the Canadian REIT resulting in a reclassification of $0.7 million of OCI balance to earnings as other income.

The following tables summarize the notional values and fair values of the Company’s derivative financial instruments as of December 31, 2005 and 2004:

	As of December 31, 2005

Hedge Type	Notional Value	Rate	Maturity	Fair Value (in millions)

Foreign currency forwards – net investment	CAD $5.2 million	1.4013	7/06	$(0.8)
MXN cross currency swap – net investment	MXN $82.4 million	7.227	10/07	$(0.2)

	As of December 31, 2004

Hedge Type	Notional Value	Rate	Maturity	Fair Value (in millions)

Foreign currency forwards – net investment	CAD $184.6 million	1.4013 – 1.6194	1/05 – 7/06	$(37.5)
MXN cross currency swap – net investment	MXN $82.4 million	7.227	10/07	$0.3
Foreign currency forward – fair value	CAD $5.0 million	1.5918	4/05	$(1.0)

As of December 31, 2005 and 2004 these derivative instruments were reported at their fair value as other liabilities of $1.0 million and $38.5 million, respectively and other assets of $0.3 million at December 31, 2004. The Company does not expect to reclassify to earnings any of the current balance during the next 12 months.

16.	Preferred Stock, Common Stock and Convertible Unit Transactions:

At January 1, 2003, the Company had outstanding 3,000,000 Depositary Shares (the “Class A Depositary Shares”), each such Class A Depositary Share representing a one-tenth fractional interest of a share of the Company’s 7¾% Class A Cumulative Redeemable Preferred Stock, par value $1.00 per share (the “Class A Preferred Stock”), 2,000,000 Depositary Shares (the “Class B Depositary Shares”), each such Class B Depositary Share representing a one-tenth fractional interest of a share of the Company’s 8½% Class B Cumulative Redeemable Preferred Stock, par value $1.00 per share (the “Class B Preferred Stock”) and 4,000,000 Depositary Shares (the “Class C Depositary Shares”), each such Class C Depositary Share representing a one-tenth fractional interest of a share of the Company’s 8 3/8% Class C Cumulative Redeemable Preferred Stock, par value

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

$1.00 per share (the “Class C Preferred Stock”).

During June 2003, the Company redeemed all 2,000,000 outstanding Depositary Shares of the Company’s Class B Preferred Stock, all 3,000,000 outstanding Depositary Shares of the Company’s Class A Preferred Stock and all 4,000,000 outstanding Depositary Shares of the Company’s Class C Preferred Stock, each at a redemption price of $25.00 per Depositary Share, totaling $225.0 million, plus accrued dividends.  In accordance with Emerging Issues Task Force (“EITF”) D-42, the Company deducted from the calculation of net income available to common shareholders original issuance costs of approximately $7.8 million associated with the redemption of the Class A Preferred Stock, Class B Preferred Stock and Class C Preferred Stock.

During June 2003, the Company issued 7,000,000 Depositary Shares (the “Class F Depositary Shares”), each such Class F Depositary Share representing a one-tenth fractional interest of a share of the Company’s 6.65% Class F Cumulative Redeemable Preferred Stock, par value $1.00 per share (the “Class F Preferred Stock”).  Dividends on the Class F Depositary Shares are cumulative and payable quarterly in arrears at the rate of 6.65% per annum based on the $25.00 per share initial offering price, or $1.6625 per annum.  The Class F Depositary Shares are redeemable, in whole or part, for cash on or after June 5, 2008, at the option of the Company, at a redemption price of $25.00 per Depositary Share, plus any accrued and unpaid dividends thereon.  The Class F Depositary Shares are not convertible or exchangeable for any other property or securities of the Company.  Net proceeds from the sale of the Class F Depositary Shares, totaling approximately $169.0 million (after related transaction costs of $6.0 million) were used to redeem all of the Company’s Class B Preferred Stock and Class C Preferred Stock and to fund a portion of the redemption of the Company’s Class A Preferred Stock.

Voting Rights - As to any matter on which the Class F Preferred Stock, (“Preferred Stock”) may vote, including any action by written consent, each share of Preferred Stock shall be entitled to 10 votes, each of which 10 votes may be directed separately by the holder thereof.  With respect to each share of Preferred Stock, the holder thereof may designate up to 10 proxies, with each such proxy having the right to vote a whole number of votes (totaling 10 votes per share of Preferred Stock). As a result, each Class F Depositary Share is entitled to one vote.

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

During October 2002, the Company acquired an interest in a shopping center property located in Daly City, CA, valued at $80.0 million, through the issuance of approximately 4.8 million Convertible Units which are convertible at a ratio of 1:1 into the Company’s common stock.  The unit holder has the right to convert the Convertible Units at any time after one year.  In addition, the Company has the right to mandatorily require a conversion after ten years.  If at the time of conversion the common stock price for the 20 previous trading days is less than $16.785 per share, the unit holder would be entitled to additional shares; however, the maximum number of additional shares is limited to 503,932 based upon a floor common stock price of $15.180.  The Company has the option to settle the conversion in cash.  Dividends on

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

the Convertible Units are paid quarterly at the rate of the Company’s common stock dividend multiplied by 1.1057.  The value of the Convertible Units is included in Minority interests in partnerships on the accompanying Consolidated Balance Sheets.

17.	Supplemental Schedule of Non-Cash Investing/Financing Activities:

The following schedule summarizes the non-cash investing and financing activities of the Company for the years ended December 31, 2005, 2004 and 2003, (in thousands):

	2005	2004	2003

Acquisition of real estate interests by assumption of mortgage debt	$73,400	$151,987	$180,893
Acquisition of real estate interest by issuance of downREIT units	$—	$28,349	$—
Disposition of real estate interests by assignment of downREIT units	$4,236	$24,114	$—
Acquisition of real estate interests through proceeds held in escrow	$—	$69,681	$—
Disposition/transfer of real estate interests by assignment of mortgage debt	$166,108	$320,120	$23,068
Proceeds held in escrow through sale of real estate interests	$19,217	$9,688	$41,194
Notes received upon disposition of real estate interests	$—	$6,277	$14,490
Notes received upon exercise of stock options	$—	$—	$100
Declaration of dividends paid in succeeding period	$78,169	$71,497	$65,969

18.	Transactions with Related Parties:

The Company, along with its joint venture partner, provided KROP short-term interim financing for all acquisitions by KROP for which a mortgage was not in place at the time of closing. All such financing had maturities of less than one year and bore interest at rates ranging from LIBOR plus 4.0% to LIBOR plus 5.25% for the years ended December 31, 2005 and 2004, respectively.  KROP had no outstanding short-term interim financing due to GECRE and the Company as of December 31, 2005 and 2004, respectively. The Company earned approximately $24,000 and $0.2 million during 2005 and 2004, respectively, related to such interim financing.

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

In December 2004, in conjunction with the Price Legacy transaction, the Company, which holds a 15% non-controlling interest, provided the acquiring joint venture approximately $30.6 million of secured mezzanine financing.  This interest-only loan bears interest at a fixed rate of 7.5% per annum payable monthly in arrears and matures in December 2006.  The Company also provided PL Retail a secured short-term promissory note for approximately $8.2 million.  This interest only note bore interest at LIBOR plus 4.5% and was scheduled to mature in June 2005. During 2005, this note was amended to bear interest at LIBOR plus 6.0% and is now payable on demand. As of December 31, 2005, PL Retail had approximately $8.9 million outstanding on the mezzanine financing and approximately $8.2 million outstanding on the promissory note.

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Reference is made to Notes 7 and 8 for additional information regarding transactions with related parties.

19.	Commitments and Contingencies:

The Company and its subsidiaries are primarily engaged in the operation of shopping centers which are either owned or held under long-term leases which expire at various dates through 2087.  The Company and its subsidiaries, in turn, lease premises in these centers to tenants pursuant to lease agreements which provide for terms ranging generally from 5 to 25 years and for annual minimum rentals plus incremental rents based on operating expense levels and tenants’ sales volumes. Annual minimum rentals plus incremental rents based on operating expense levels comprised approximately 99% of total revenues from rental property for each of the three years ended December 31, 2004, 2003 and 2002.

The future minimum revenues from rental property under the terms of all non-cancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows (in millions): 2006, $388.5; 2007, $359.7; 2008, $319.0; 2009, $282.8; 2010, $243.2 and thereafter, $1,437.8.

Minimum rental payments under the terms of all non-cancelable operating leases pertaining to the Company’s shopping center portfolio for future years are approximately as follows (in millions): 2006, $11.3; 2007, $10.6; 2008, $10.5; 2009, $10.0; 2010, $8.3 and thereafter, $140.8.

The Company has issued letters of credit in connection with completion and repayment guarantees for construction loans encumbering certain of the Company’s ground-up development projects and guaranty of payment related to the Company’s insurance program.  These letters of credit aggregate approximately $34.8 million.

Additionally, the RioCan Venture, an entity in which the Company holds a 50% non-controlling interest, has a CAD $7.0 million (approximately USD $6.0 million) letter of credit facility.  This facility is jointly guaranteed by RioCan and the Company and had approximately CAD $4.6 million (approximately USD $4.0 million) outstanding as of December 31, 2005, relating to various development projects.  In addition to the letter of credit facility, various additional Canadian development projects in which the Company holds interests ranging from 33 1/3% to 50% have letters of credit issued aggregating approximately CAD $3.5 million (approximately USD $3.0 million) at December 31, 2005.

During 2005, a joint venture entity in which the Company has a non-controlling interest obtained a CAD $22.5 million credit facility to finance the construction of a 0.1 million square foot shopping center located in Kamloops, B.C.  This facility bears interest at RBP plus 0.5% per annum and is schedule to mature in May 2007.  The Company and its partner in this entity each have a limited and several guarantee of CAD $7.5 million related to this facility. As of December 31, 2005, there was no outstanding balance on this facility.

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

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business.  These matters are generally covered by insurance.  Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

20.	Incentive Plans:

The Company maintains a stock option plan (the “Plan”) pursuant to which a maximum of 37,000,000 shares of the Company’s common stock may be issued for qualified and non-qualified options. Options granted under the Plan generally vest ratably over a three

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

or five-year term, expire ten years from the date of grant and are exercisable at the market price on the date of grant, unless otherwise determined by the Board at its sole discretion. In addition, the Plan provides for the granting of certain options to each of the Company’s non-employee directors (the “Independent Directors”) and permits such Independent Directors to elect to receive deferred stock awards in lieu of directors’ fees.

Information with respect to stock options under the Plan for the years ended December 31, 2005, 2004 and 2003, is as follows:

	Shares	Weighted-Average Exercise Price Per Share

Options outstanding, January 1, 2003	14,204,146	$13.69
Exercised	(2,156,406)	$11.96
Granted	3,242,876	$21.67
Forfeited	(179,006)	$15.58

Options outstanding, December 31, 2003	15,111,610	$15.62
Exercised	(3,379,748)	$13.63
Granted	3,887,500	$27.72
Forfeited	(379,790)	$19.25

Options outstanding, December 31, 2004	15,239,572	$19.06
Exercised	(2,963,910)	$14.23
Granted	2,515,200	$31.15
Forfeited	(239,566)	$23.59

Options outstanding, December 31, 2005	14,551,296	$22.06

Options exercisable -
December 31, 2003	7,239,548	$13.24

December 31, 2004	8,135,762	$14.95

December 31, 2005	8,167,681	$17.63

The exercise prices for options outstanding as of December 31, 2005, range from $9.13 to $32.86 per share.  The weighted-average remaining contractual life for options outstanding as of December 31, 2005, was approximately 7.5 years. Options to purchase 3,817,066, 6,332,266 and 10,219,766 shares of the Company’s common stock were available for issuance under the Plan at December 31, 2005, 2004 and 2003, respectively.

The Company maintains a 401(k) retirement plan covering substantially all officers and employees, which permits participants to defer up to the maximum allowable amount determined by the Internal Revenue Service of their eligible compensation.  This deferred compensation, together with Company matching contributions, which generally equal employee deferrals up to a maximum of 5% of their eligible compensation (capped at $170,000), is fully vested and funded as of December 31, 2005.  The Company contributions to the plan were approximately $1.1 million, $1.0 million and $0.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

21.	Income Taxes:

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

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Reconciliation between GAAP Net Income and Federal Taxable Income:

The following table reconciles GAAP net income to taxable income for the years ended December 31, 2005, 2004 and 2003, (in thousands):

	2005 (Estimated)	2004 (Actual)	2003 (Actual)

GAAP net income	$363,628	$297,137	$307,879
Less: GAAP net income of taxable REIT subsidiaries	(21,666)	(19,396)	(12,814)

GAAP net income from REIT operations (a)	341,962	277,741	295,065
Net book depreciation in excess of (less than) tax depreciation	6,072	4,716	(36,663)
Deferred and prepaid rents	(3,800)	(7,200)	(6,000)
Exercise of non-qualified stock options	(33,752)	(28,022)	(11,370)
Book/tax differences from investments in real estate joint ventures	(3,350)	(6,350)	(2,472)
Book/tax difference on sale of real property	(33,863)	(18,799)	(32,319)
Valuation adjustment of foreign currency contracts	2,537	(21,697)	(15,466)
Book adjustment of property carrying values	—	7,116	4,016
Other book/tax differences, net	16,980	8,419	(6,747)

Adjusted taxable income subject to 90% dividend requirements	$292,786	$215,924	$188,044

Certain amounts in the prior periods have been reclassified to conform to the current year presentation.

(a) - All adjustments to “GAAP net income from REIT operations” are net of amounts attributable to minority interest and taxable REIT subsidiaries.

Reconciliation between Cash Dividends Paid and Dividends Paid Deductions (in thousands):

For the year ended December 31, 2005, cash dividends paid were equal to the dividends paid deduction and amounted to $293,345.  Cash dividends paid exceeded the dividends paid deduction for the years ended December 31, 2004 and 2003 and amounted to $265,254 and $246,301, respectively.

Characterization of Distributions:

The following characterizes distributions paid for the years ended December 31, 2005, 2004 and 2003, (in thousands):

	2005		2004		2003

Preferred Dividends
Ordinary income	$10,009	86%	$11,638	100%	$13,169	84%
Capital gain	1,629	14%	—	—	2,451	16%

	$11,638	100%	$11,638	100%	$15,620	100%

Common Dividends
Ordinary income	$242,268	86%	$210,501	83%	$171,071	74%
Capital gain	39,439	14%	—	—	31,840	14%
Return of capital	—	—	43,115	17%	27,770	12%

	$281,707	100%	$253,616	100%	$230,681	100%

Total dividends distributed	$293,345		$265,254		$246,301

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Taxable REIT Subsidiaries (“TRS”):

The Company is subject to federal, state and local income taxes on the income from its TRS activities, which include Kimco Realty Services (“KRS”), a wholly owned subsidiary of the Company and the consolidated entities of FNC and Blue Ridge Real Estate Company/Big Boulder Corporation.

Income taxes have been provided for on the asset and liability method as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of the TRS assets and liabilities.

The Company’s taxable income for book purposes and provision for income taxes relating to the Company’s TRS and taxable entities which have been consolidated for accounting reporting purposes, for the years ended December 31, 2005, 2004 and 2003, are summarized as follows (in thousands):

	2005	2004	2003

Income before income taxes	$32,920	$27,716	$21,328
Less provision for income taxes:
Federal	9,446	6,939	7,104
State and local	1,808	1,381	1,410

Total tax provision	11,254	8,320	8,514

GAAP net income from taxable REIT subsidiaries	$21,666	$19,396	$12,814

The Company’s deferred tax assets and liabilities at December 31, 2005 and 2004, were as follows (in millions):

	2005	2004

Deferred Tax assets:
Operating losses - FNC	$59.4	$—
Other	16.3	11.8
Valuation allowance	(33.8)	—

Total deferred tax assets	41.9	11.8
Deferred tax liabilities	(12.8)	(7.3)

Net deferred tax assets	$29.1	$4.5

Deferred tax assets and deferred tax liabilities are included in the caption Other assets and Other liabilities on the accompanying Consolidated Balance Sheets at December 31, 2005 and 2004.  Operating losses and the valuation allowance are due to the Company’s consolidation of FNC for accounting and reporting purposes and relate to pre-bankruptcy emergence operating losses incurred by Frank’s.  At December 31, 2005, FNC had approximately $152.2 million of net operating loss carry forwards that expire from 2022 through 2025, with a tax value of approximately $59.4 million.  A valuation allowance of $33.8 million has been established for a portion of these deferred tax assets.  Other deferred tax assets and deferred tax liabilities relate primarily to differences in the timing of the recognition of income/(loss) between the GAAP and tax basis of accounting for (i) real estate joint ventures, (ii) other real estate investments and (iii) other deductible temporary differences.  The Company believes that, based on its operating strategy and consistent history of profitability, it is more likely than not that the net deferred tax assets of $29.1 million will be realized on future tax returns, primarily from the generation of future taxable income.

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to taxable income before income taxes as follows (in thousands):

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	2005	2004	2003

Federal provision at statutory tax rate (35%)	$11,522	$9,700	$7,465
State and local taxes, net of federal benefit	2,140	1,801	1,049
Other	(2,408)	(3,181)	—

	$11,254	$8,320	$8,514

22.               Supplemental Financial Information:

The following represents the results of operations, expressed in thousands except per share amounts, for each quarter during the years 2005 and 2004:

	2005 (Unaudited)
	Mar. 31	June 30	Sept. 30	Dec. 31

Revenues from rental property(1)	$129,314	$126,658	$129,585	$136,988
Net income	$86,780	$83,837	$85,343	$107,668
Net income per common share:
Basic	$.37	$.36	$.36	$.46
Diluted	$.37	$.35	$.36	$.44

	2004 (Unaudited)
	Mar. 31	June 30	Sept. 30	Dec. 31

Revenues from rental property(1)	$137,733	$127,645	$120,000	$122,263
Net income	$71,389	$71,430	$78,511	$75,807
Net income per common share:
Basic	$.31	$.31	$.34	$.32
Diluted	$.30	$.31	$.33	$.32

(1)
All periods have been adjusted to reflect the impact of operating properties sold during 2005 and 2004 and properties classified as held for sale as of December 31, 2005, which are reflected in the caption Discontinued operations on the accompanying Consolidated Statements of Income.

Accounts and notes receivable in the accompanying Consolidated Balance Sheets net of estimated unrecoverable amounts, were approximately $8.5 million and $8.7 million at December 31, 2005 and 2004, respectively.

23.	Pro Forma Financial Information (Unaudited):

As discussed in Notes 3, 4 and 5, the Company and certain of its subsidiaries acquired and disposed of interests in certain operating properties during 2005.  The pro forma financial information set forth below is based upon the Company’s historical Consolidated Statements of Income for the years ended December 31, 2005 and 2004, adjusted to give effect to these transactions as of January 1, 2004.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred on January 1, 2004, nor does it purport to represent the results of operations for future periods.  (Amounts presented in millions, except per share figures.)

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Year ended December 31,

	2005	2004

Revenues from rental property	$535.5	$521.9
Net income	$331.2	$282.4
Net income per common share:
Basic	$1.41	$1.21

Diluted	$1.38	$1.19

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2005, 2004 and 2003
(in thousands)

	Balance at beginning of period	Charged to expenses	Adjustments to valuation accounts	Deductions	Balance at end of period

Year Ended December 31, 2005
Allowance for uncollectable accounts	$8,650	$1,296	$—	$(1,446)	$8,500
Allowance for deferred tax asset	$—	$—	$33,783	$—	$33,783

Year Ended December 31, 2004
Allowance for uncollectable accounts	$9,650	$1,335	$—	$(2,335)	$8,650

Year Ended December 31, 2003
Allowance for uncollectable accounts	$5,750	$5,800	$—	$(1,900)	$9,650

Back to Index

KIMCO REALTY CORPORATION AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2005

	INITIAL COST

PROPERTIES	LAND	BUILDING AND IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDINGS AND IMPROVEMENTS	TOTAL

FAIRFIELD SHOPPING CENTER	529,247	2,137,493	226,005	529,247	2,363,498	2,892,745
HOOVER	279,106	7,735,873	—	279,106	7,735,873	8,014,979
KDI-MAIN STREET AT ANTHEM	7,305,430	—	(2,754,224)	3,471,753	1,079,453	4,551,206
KDI-CHANDLER AUTO MALLS	9,318,595	—	(1,444,496)	7,313,506	560,593	7,874,099
KIMCO MESA 679, INC. AZ	2,915,000	11,686,291	1,132,782	2,915,000	12,819,073	15,734,073
MESA RIVERVIEW	750,000	—	12,381,686	750,000	11,631,686	12,381,686
MESA RIVERVIEW (AUTO OFFICE)	14,250,000	—	16,214,834	14,250,000	1,964,834	16,214,834
METRO SQUARE	4,101,017	16,410,632	596,955	4,101,017	17,007,587	21,108,604
PEORIA CROSSING	7,212,588	—	2,198,742	161,583	4,116,913	4,278,495
HAYDEN PLAZA NORTH	2,015,726	4,126,509	5,415,780	2,015,726	9,542,289	11,558,015
PHOENIX, COSTCO	5,324,501	21,269,943	223,770	5,324,501	21,493,713	26,818,214
PHOENIX	2,450,341	9,802,046	572,141	2,450,341	10,374,187	12,824,528
KDI-ASANTE RETAIL CENTER	8,702,635	—	6,921,893	15,178,232	446,296	15,624,528
ALHAMBRA, COSTCO	4,995,639	19,982,557	23,838	4,995,639	20,006,395	25,002,034
MADISON PLAZA	5,874,396	23,476,190	121,916	5,874,396	23,598,106	29,472,502
CHULA VISTA, COSTCO	6,460,743	25,863,153	11,926,604	6,460,743	37,789,757	44,250,500
CORONA HILLS, COSTCO	13,360,965	53,373,453	784,920	13,360,965	54,158,373	67,519,338
LABAND VILLAGE SC	5,600,000	11,709,367	—	5,600,000	13,502,164	19,102,164
LA MIRADA THEATRE CENTER	8,816,741	35,259,965	(8,644,556)	6,888,679	28,543,471	35,432,150
PLAZA DI NORTHRIDGE	12,900,000	40,574,842	—	12,900,000	47,079,766	59,979,766
POWAY CITY CENTRE	5,854,585	13,792,470	—	5,854,585	15,041,196	20,895,781
THE CENTRE	3,403,724	13,625,899	185,660	3,403,724	13,811,559	17,215,283
SANTA ANA, HOME DEPOT	4,592,364	18,345,257	—	4,592,364	18,345,257	22,937,621
SANTEE TOWN CENTER	2,252,812	9,012,256	942,135	2,252,812	9,954,391	12,207,203
FULTON MARKET PLACE	2,966,018	6,920,710	—	2,966,018	7,553,461	10,519,479
MARIGOLD SC	15,300,000	25,563,978	—	15,300,000	29,305,140	44,605,140
WESTLAKE SHOPPING CENTER	16,174,307	64,818,562	24,988,160	16,174,307	89,806,723	105,981,029
VILLAGE ON THE PARK	2,194,463	8,885,987	809,270	2,194,463	9,695,257	11,889,720
AURORA QUINCY	1,148,317	4,608,249	212,313	1,148,317	4,820,562	5,968,879
AURORA EAST BANK	1,500,568	6,180,103	160,719	1,500,568	6,340,822	7,841,390
SPRING CREEK COLORADO	1,423,260	5,718,813	26,244	1,423,260	5,745,057	7,168,317
DENVER WEST 38TH STREET	161,167	646,983	—	161,167	646,983	808,150
ENGLEWOOD PHAR MOR	805,837	3,232,650	88,947	805,837	3,321,597	4,127,434
FORT COLLINS	1,253,497	7,625,278	—	1,253,497	7,625,278	8,878,775
HERITAGE WEST	1,526,576	6,124,074	115,237	1,526,576	6,239,311	7,765,887
BRANFORD PLAZA	390,900	974,671	—	390,900	974,671	1,365,571
WEST FARM SHOPPING CENTER	5,805,969	23,348,024	259,589	5,805,969	23,607,613	29,413,582
FARMINGTON PLAZA	433,713	1,211,800	—	433,713	1,211,800	1,645,513
N.HAVEN, HOME DEPOT	7,704,968	30,797,640	225,056	7,704,968	31,022,696	38,727,664
SOUTHINGTON PLAZA	376,256	1,055,168	—	376,256	1,055,168	1,431,424
WATERBURY	2,253,078	9,017,012	274,246	2,253,078	9,291,258	11,544,336
DOVER	122,741	66,738	4,795,122	3,024,375	1,960,227	4,984,601
ELSMERE	—	3,185,642	—	—	3,185,642	3,185,642
ALTAMONTE SPRINGS	770,893	3,083,574	167,155	770,893	3,250,729	4,021,622
BOCA RATON	573,875	2,295,501	1,222,140	573,875	3,517,641	4,091,516
BRADENTON	125,000	299,253	333,571	125,000	632,824	757,824
BAYSHORE GARDENS, BRADENTON FL	2,901,000	11,738,955	460,115	2,901,000	12,199,070	15,100,070
BRADENTON PLAZA	527,026	765,252	—	527,026	765,252	1,292,278
CORAL SPRINGS	710,000	2,842,907	3,235,992	710,000	6,078,899	6,788,899
CORAL SPRINGS	1,649,000	6,626,301	180,572	1,649,000	6,806,873	8,455,873
CURLEW CROSSING S.C.	5,315,955	12,529,467	—	5,315,955	13,663,537	18,979,492
EAST ORLANDO	491,676	1,440,000	2,930,067	1,007,882	3,853,861	4,861,743
FERN PARK	225,000	902,000	2,903,564	225,000	3,805,564	4,030,564
REGENCY PLAZA	2,410,000	9,671,160	169,799	2,410,000	9,840,959	12,250,959
FLINT PLAZA	11,585,549	1,355,467	—	11,585,549	1,355,467	12,941,016
SHOPPES AT AMELIA CONCOURSE	7,600,000	—	4,356,546	1,975,613	9,980,933	11,956,546
AVENUES WALKS	26,984,546	—	—	26,984,546	1,793,208	28,777,753
KISSIMMEE	1,328,536	5,296,652	1,794,614	1,328,536	7,091,266	8,419,802
LAUDERDALE LAKES	342,420	2,416,645	3,028,432	342,420	5,445,077	5,787,497

PROPERTIES	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

FAIRFIELD SHOPPING CENTER	317,182	2,575,563	—	2000(A)
HOOVER	1,190,298	6,824,681	—	1999(A)
KDI-MAIN STREET AT ANTHEM	—	4,551,206	3,349,534	2004(C)
KDI-CHANDLER AUTO MALLS	—	7,874,099	—	2004(C)
KIMCO MESA 679, INC. AZ	2,547,604	13,186,469	—	1998(A)
MESA RIVERVIEW	—	12,381,686	—	2005(C)
MESA RIVERVIEW (AUTO OFFICE)	—	16,214,834	—	2005(C)
METRO SQUARE	3,654,773	17,453,831	—	1998(A)
PEORIA CROSSING	—	4,278,495	245,283	2000(C)
HAYDEN PLAZA NORTH	1,393,010	10,165,005	—	1998(A)
PHOENIX, COSTCO	4,117,379	22,700,835	—	1998(A)
PHOENIX	2,158,629	10,665,899	—	1997(A)
KDI-ASANTE RETAIL CENTER	—	15,624,528	9,181,461	2004(C)
ALHAMBRA, COSTCO	3,888,509	21,113,525	—	1998(A)
MADISON PLAZA	4,569,538	24,902,964	—	1998(A)
CHULA VISTA, COSTCO	5,246,046	39,004,454	—	1998(A)
CORONA HILLS, COSTCO	10,533,810	56,985,528	—	1998(A)
LABAND VILLAGE SC	157,992	18,944,172	9,621,184	2005(A)
LA MIRADA THEATRE CENTER	5,365,198	30,066,952	—	1998(A)
PLAZA DI NORTHRIDGE	568,573	59,411,193	31,193,806	2005(A)
POWAY CITY CENTRE	458,879	20,436,902	—	2005(A)
THE CENTRE	2,148,933	15,066,351	—	1999(A)
SANTA ANA, HOME DEPOT	3,548,040	19,389,581	—	1998(A)
SANTEE TOWN CENTER	1,748,939	10,458,263	—	1998(A)
FULTON MARKET PLACE	11,347	10,508,132	7,386,469	2005(A)
MARIGOLD SC	453,265	44,151,875	19,692,278	2005(A)
WESTLAKE SHOPPING CENTER	5,316,914	100,664,115	—	2002(A)
VILLAGE ON THE PARK	1,910,414	9,979,307	—	1998(A)
AURORA QUINCY	957,506	5,011,373	2,248,369	1998(A)
AURORA EAST BANK	1,275,050	6,566,340	—	1998(A)
SPRING CREEK COLORADO	1,176,457	5,991,860	—	1998(A)
DENVER WEST 38TH STREET	131,311	676,840	—	1998(A)
ENGLEWOOD PHAR MOR	660,302	3,467,132	—	1998(A)
FORT COLLINS	1,140,533	7,738,241	2,770,936	2000(A)
HERITAGE WEST	1,256,879	6,509,007	—	1998(A)
BRANFORD PLAZA	26,364	1,339,206	613,723	2005(A)
WEST FARM SHOPPING CENTER	4,480,030	24,933,552	—	1998(A)
FARMINGTON PLAZA	36,053	1,609,460	613,723	2005(A)
N.HAVEN, HOME DEPOT	5,988,691	32,738,973	—	1998(A)
SOUTHINGTON PLAZA	28,099	1,403,325	613,723	2005(A)
WATERBURY	2,856,390	8,687,946	—	1993(A)
DOVER	937	4,983,665	—	2003(A)
ELSMERE	3,185,641	—	—	1979(C)
ALTAMONTE SPRINGS	801,631	3,219,992	—	1995(A)
BOCA RATON	1,256,338	2,835,178	—	1992(A)
BRADENTON	409,427	348,397	—	1968(C)
BAYSHORE GARDENS, BRADENTON FL	2,379,651	12,720,419	—	1998(A)
BRADENTON PLAZA	25,726	1,266,552	—	2005(A)
CORAL SPRINGS	1,488,555	5,300,344	—	1994(A)
CORAL SPRINGS	1,395,175	7,060,699	—	1997(A)
CURLEW CROSSING S.C.	409,771	18,569,721	—	2005(A)
EAST ORLANDO	2,149,406	2,712,337	—	1971(C)
FERN PARK	2,004,444	2,026,120	—	1968(C)
REGENCY PLAZA	1,553,596	10,697,364	—	1999(A)
FLINT PLAZA	—	12,941,016	—	2005(C)
SHOPPES AT AMELIA CONCOURSE	—	11,956,546	—	2003(C)
AVENUES WALKS	—	28,777,753	—	2005(C)
KISSIMMEE	1,734,170	6,685,632	—	1996(A)
LAUDERDALE LAKES	3,650,947	2,136,550	—	1968(C)

Back to Index

	INITIAL COST

PROPERTIES	LAND	BUILDING AND IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDINGS AND IMPROVEMENTS	TOTAL

MERCHANTS WALK	2,580,816	10,366,090	525,487	2,580,816	10,891,577	13,472,393
LARGO	293,686	792,119	1,154,515	293,686	1,946,634	2,240,320
LEESBURG	—	171,636	183,308	—	354,944	354,944
LARGO EAST BAY	2,832,296	11,329,185	1,275,567	2,832,296	12,604,752	15,437,048
LAUDERHILL	1,002,733	2,602,415	10,756,563	1,774,443	12,587,268	14,361,711
MELBOURNE	—	1,754,000	2,997,250	—	4,751,250	4,751,250
GROVE GATE	365,893	1,049,172	1,165,106	365,893	2,214,278	2,580,171
NORTH MIAMI	732,914	4,080,460	10,713,057	732,914	14,793,517	15,526,431
MILLER ROAD	1,138,082	4,552,327	1,673,910	1,138,082	6,226,237	7,364,319
MARGATE	2,948,530	11,754,120	2,900,969	2,948,530	14,655,089	17,603,619
MT. DORA	1,011,000	4,062,890	139,971	1,011,000	4,202,861	5,213,861
PLANTATION CROSSING	7,524,800	—	—	7,524,800	1,376,058	8,900,858
ORLANDO	923,956	3,646,904	1,891,604	1,172,119	5,290,345	6,462,464
RENAISSANCE CENTER	9,104,379	36,540,873	4,371,195	9,104,379	40,912,068	50,016,447
SAND LAKE	3,092,706	12,370,824	1,519,511	3,092,706	13,890,335	16,983,041
ORLANDO	560,800	2,268,112	3,065,682	580,030	5,314,564	5,894,594
OCALA	1,980,000	7,927,484	3,466,863	1,980,000	11,394,347	13,374,347
POMPANO BEACH	97,169	874,442	1,404,350	97,169	2,278,792	2,375,961
PALATKA	130,844	556,658	1,071,044	130,844	1,627,702	1,758,546
ST. PETERSBURG	—	917,360	847,730	—	1,765,090	1,765,090
TUTTLE BEE SARASOTA	254,961	828,465	1,747,305	254,961	2,575,770	2,830,731
SOUTH EAST SARASOTA	1,283,400	5,133,544	3,428,658	1,440,264	8,405,338	9,845,602
SANFORD	1,832,732	9,523,261	5,665,768	1,832,732	15,189,029	17,021,761
STUART	2,109,677	8,415,323	471,059	2,109,677	8,886,382	10,996,059
SOUTH MIAMI	1,280,440	5,133,825	2,705,210	1,280,440	7,839,035	9,119,475
TAMPA	2,820,000	11,283,189	1,925,241	2,820,000	13,208,430	16,028,430
TAMPA	2,400,445	5,601,039	—	2,400,445	5,601,039	8,001,484
VILLAGE COMMONS S.C.	2,192,331	8,774,158	528,183	2,192,331	9,302,341	11,494,672
MISSION BELL SHOPPING CENTER	5,056,426	11,843,119	136,859	5,067,033	13,048,075	18,115,108
WEST PALM BEACH	550,896	2,298,964	833,672	550,896	3,132,636	3,683,532
THE SHOPS AT WEST MELBOURNE	2,200,000	8,829,541	3,406,701	2,200,000	12,236,242	14,436,242
AUGUSTA	1,482,564	5,928,122	1,978,769	1,482,564	7,906,891	9,389,455
MACON	262,700	1,487,860	1,662,488	349,326	3,063,722	3,413,048
SAVANNAH	2,052,270	8,232,978	1,210,449	2,052,270	9,443,427	11,495,697
SAVANNAH	652,255	2,616,522	393,302	652,255	3,009,824	3,662,079
CLIVE	500,525	2,002,101	—	500,525	2,002,101	2,502,626
SOUTHDALE SHOPPING CENTER	1,720,330	6,916,294	938,211	1,720,330	7,854,504	9,574,834
DES MOINES	500,525	2,559,019	37,079	500,525	2,596,098	3,096,623
DUBUQUE	—	2,152,476	10,848	—	2,163,324	2,163,324
WATERLOO	500,525	2,002,101	2,869,100	500,525	4,871,201	5,371,726
TREASURE VALLEY MARKETPLACE	—	—	—	2,718,039	—	2,718,039
NAMPA (HORSHAM) FUTURE DEV.	6,501,240	—	—	6,501,240	147,510	6,648,750
ALTON, BELTLINE HWY	329,532	1,987,981	59,934	329,532	2,047,915	2,377,447
AURORA, N. LAKE	2,059,908	9,531,721	—	2,059,908	9,531,721	11,591,629
KRC ARLINGTON HEIGHT	1,983,517	9,178,272	(5,174,697)	1,983,517	4,003,575	5,987,092
BLOOMINGTON	805,521	2,222,353	5,163,864	805,521	7,386,217	8,191,738
BELLEVILLE, WESTFIELD PLAZA	—	5,372,253	—	—	5,372,253	5,372,253
BRADLEY	500,422	2,001,687	—	500,422	2,001,687	2,502,109
CALUMET CITY	1,479,217	8,815,760	12,429,068	1,479,217	21,244,828	22,724,045
COUNTRYSIDE	—	4,770,671	1,137,295	1,101,670	4,806,296	5,907,966
CARBONDALE	—	500,000	—	—	500,000	500,000
CHICAGO	—	2,687,046	633,471	—	3,320,517	3,320,517
CHAMPAIGN, NEIL ST.	230,519	1,285,460	82,606	230,519	1,368,066	1,598,585
ELSTON	1,010,375	5,692,211	—	1,010,375	5,692,211	6,702,586
S. CICERO	—	1,541,560	149,203	—	1,690,763	1,690,763
CRYSTAL LAKE, NW HWY	179,964	1,025,811	317,841	180,269	1,343,347	1,523,616
CRYSTAL LAKE PLAZA	353,768	—	—	353,768	1,184,688	1,538,456
BUTTERFIELD SQUARE	1,601,960	6,637,926	299,681	1,603,277	6,936,290	8,539,567
DOWNERS PARK PLAZA	2,510,455	10,164,494	558,484	2,510,455	10,722,978	13,233,433
DOWNER GROVE	811,778	4,322,956	1,705,158	811,778	6,028,114	6,839,892
ELGIN	842,555	2,108,674	2,103,076	842,555	4,211,750	5,054,305
EVERGREEN PARK PLAZA	197,843	—	—	197,843	823,776	1,021,620
FOREST PARK	—	2,335,884	—	—	2,335,884	2,335,884

PROPERTIES	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

MERCHANTS WALK	1,203,629	12,268,765	—	2001(A)
LARGO	1,753,673	486,647	—	1968(C)
LEESBURG	266,000	88,944	—	1969(C)
LARGO EAST BAY	4,898,075	10,538,973	—	1992(A)
LAUDERHILL	6,651,972	7,709,738	—	1974(C)
MELBOURNE	2,233,658	2,517,592	—	1968(C)
GROVE GATE	1,714,992	865,179	—	1968(C)
NORTH MIAMI	5,867,625	9,658,806	—	1985(A)
MILLER ROAD	4,998,126	2,366,192	—	1986(A)
MARGATE	4,239,627	13,363,992	—	1993(A)
MT. DORA	872,808	4,341,053	—	1997(A)
PLANTATION CROSSING	—	8,900,858	—	2005(C)
ORLANDO	1,545,290	4,917,174	—	1995(A)
RENAISSANCE CENTER	9,235,874	40,780,573	—	1998(A)
SAND LAKE	3,992,472	12,990,569	—	1994(A)
ORLANDO	1,027,040	4,867,555	—	1996(A)
OCALA	2,211,407	11,162,940	—	1997(A)
POMPANO BEACH	1,347,695	1,028,266	—	1968(C)
PALATKA	774,511	984,035	—	1970(C)
ST. PETERSBURG	758,930	1,006,160	—	1968(C)
TUTTLE BEE SARASOTA	1,804,753	1,025,978	—	1970(C)
SOUTH EAST SARASOTA	3,121,402	6,724,200	—	1989(A)
SANFORD	6,019,179	11,002,582	—	1989(A)
STUART	2,588,936	8,407,123	—	1994(A)
SOUTH MIAMI	1,888,487	7,230,988	—	1995(A)
TAMPA	2,781,828	13,246,602	—	1997(A)
TAMPA	190,243	7,811,241	—	2004(A)
VILLAGE COMMONS S.C.	1,634,209	9,860,463	—	1998(A)
MISSION BELL SHOPPING CENTER	2,116,651	15,998,457	—	2004(A)
WEST PALM BEACH	721,293	2,962,239	—	1995(A)
THE SHOPS AT WEST MELBOURNE	2,064,021	12,372,221	—	1998(A)
AUGUSTA	1,672,363	7,717,092	—	1995(A)
MACON	1,736,847	1,676,201	—	1969(C)
SAVANNAH	2,809,074	8,686,622	—	1993(A)
SAVANNAH	756,967	2,905,112	—	1995(A)
CLIVE	509,082	1,993,544	—	1996(A)
SOUTHDALE SHOPPING CENTER	1,322,522	8,252,313	4,034,954	1999(A)
DES MOINES	640,300	2,456,323	—	1996(A)
DUBUQUE	450,420	1,712,904	—	1997(A)
WATERLOO	688,398	4,683,327	—	1996(A)
TREASURE VALLEY MARKETPLACE	—	2,718,039	—	2005(C)
NAMPA (HORSHAM) FUTURE DEV.	—	6,648,750	—	2005(C)
ALTON, BELTLINE HWY	757,301	1,620,146	—	1998(A)
AURORA, N. LAKE	1,811,494	9,780,135	—	1998(A)
KRC ARLINGTON HEIGHT	1,427,643	4,559,449	—	1998(A)
BLOOMINGTON	4,107,676	4,084,062	—	1972(C)
BELLEVILLE, WESTFIELD PLAZA	1,021,521	4,350,732	—	1998(A)
BRADLEY	589,274	1,912,835	—	1996(A)
CALUMET CITY	1,784,739	20,939,306	—	1997(A)
COUNTRYSIDE	971,560	4,936,406	—	1997(A)
CARBONDALE	89,744	410,256	—	1997(A)
CHICAGO	595,842	2,724,676	—	1997(A)
CHAMPAIGN, NEIL ST.	234,390	1,364,195	—	1998(A)
ELSTON	1,082,244	5,620,342	—	1997(A)
S. CICERO	356,174	1,334,590	—	1997(A)
CRYSTAL LAKE, NW HWY	225,474	1,298,142	—	1998(A)
CRYSTAL LAKE PLAZA	21,572	1,516,884	956,712	2005(A)
BUTTERFIELD SQUARE	1,185,158	7,354,409	—	1998(A)
DOWNERS PARK PLAZA	1,902,129	11,331,305	—	1999(A)
DOWNER GROVE	1,134,099	5,705,793	—	1997(A)
ELGIN	2,824,750	2,229,554	—	1972(C)
EVERGREEN PARK PLAZA	19,628	1,001,991	—	2005(A)
FOREST PARK	494,150	1,841,734	—	1997(A)

Back to Index

	INITIAL COST

PROPERTIES	LAND	BUILDING AND IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDINGS AND IMPROVEMENTS	TOTAL

FAIRVIEW HTS, BELLVILLE RD.	—	11,866,880	1,831,567	—	13,698,447	13,698,447
GENEVA	500,422	12,917,712	35,949	500,422	12,953,661	13,454,083
HILLSIDE PLAZA	178,253	824,482	—	178,253	824,482	1,002,735
LAKE ZURICH PLAZA	233,698	1,265,023	—	233,698	1,265,023	1,498,721
LIBERTYVILLE PLAZA	219,439	1,097,393	—	219,439	1,097,393	1,316,831
MATTERSON	950,515	6,292,319	10,504,928	950,515	16,797,247	17,747,762
MT. PROSPECT	1,017,345	6,572,176	3,551,071	1,017,345	10,123,247	11,140,592
MUNDELEIN, S. LAKE	1,127,720	5,826,129	42,333	1,129,634	5,866,548	6,996,182
NORRIDGE	—	2,918,315	—	—	2,918,315	2,918,315
NAPERVILLE	669,483	4,464,998	70,678	669,483	4,535,676	5,205,159
NAPERVILLE PLAZA	239,486	—	—	239,486	1,152,454	1,391,939
OTTAWA	137,775	784,269	361,788	137,775	1,146,057	1,283,832
ORLAND PARK, S. HARLEM	476,972	2,764,775	1,114,785	476,972	3,879,560	4,356,532
OAK LAWN	1,530,111	8,776,631	130,821	1,530,111	8,907,452	10,437,563
OAKBROOK TERRACE	1,527,188	8,679,108	2,957,327	1,527,188	11,636,435	13,163,623
PEORIA	—	5,081,290	1,457,225	—	6,538,515	6,538,515
FREESTATE BOWL	343,723	1,129,198	(311,854)	252,723	998,099	1,250,822
ROUND LAKE BEACH PLAZA	790,129	1,634,148	—	790,129	1,634,148	2,424,277
SKOKIE	—	2,276,360	9,488,383	2,628,440	9,136,303	11,764,743
KRC STREAMWOOD	181,962	1,057,740	181,885	181,962	1,239,625	1,421,587
ST. CHARLES PLAZA	240,395	930,262	—	240,395	930,262	1,170,658
WOODGROVE FESTIVAL	5,049,149	20,822,993	1,773,452	5,049,149	22,596,445	27,645,594
WAUKEGAN	203,427	1,161,847	37,012	203,772	1,198,514	1,402,286
WAUKEGAN PLAZA	349,409	883,975	—	349,409	883,975	1,233,384
PLAZA EAST	1,236,149	4,944,597	2,820,843	1,140,849	7,860,740	9,001,589
PLAZA WEST	808,435	3,210,187	624,109	808,435	3,834,296	4,642,731
FELBRAM	72,971	302,579	454,590	72,971	757,169	830,140
FORT WAYNE PLAZA	60,554	229,943	—	60,554	229,943	290,497
GREENWOOD	423,371	1,883,421	1,738,082	423,371	3,621,503	4,044,874
GRIFFITH	—	2,495,820	981,912	1,001,100	2,476,632	3,477,732
INDIANAPOLIS	447,600	3,607,193	2,704,055	447,600	6,311,248	6,758,848
LAFAYETTE	230,402	1,305,943	158,525	230,402	1,464,468	1,694,870
LAFAYETTE	812,810	3,252,269	3,433,080	2,379,198	5,118,962	7,498,159
KIMCO LAFAYETTE MARKET PLACE	4,184,000	16,752,165	235,913	4,184,000	16,988,078	21,172,078
KRC MISHAWAKA 895	378,088	1,999,079	642	378,730	1,999,079	2,377,809
MERRILLVILLE PLAZA	197,415	765,630	—	197,415	765,630	963,045
SOUTH BEND, S. HIGH ST.	183,463	1,070,401	196,858	183,463	1,267,259	1,450,722
OVERLAND PARK	1,183,911	6,335,308	142,374	1,185,906	6,475,687	7,661,593
BELLEVUE	405,217	1,743,573	138,965	405,217	1,882,538	2,287,755
FLORENCE PLAZA	176,796	678,383	—	176,796	678,383	855,179
LEXINGTON	1,675,031	6,848,209	5,128,392	1,551,079	12,100,553	13,651,632
PADUCAH MALL, KY	—	1,047,281	(123,196)	—	924,085	924,085
HAMMOND AIR PLAZA	3,813,873	15,260,609	1,236,448	3,813,873	16,497,058	20,310,930
KIMCO HOUMA 274, LLC	1,980,000	7,945,784	121,888	1,980,000	8,067,672	10,047,672
LAFAYETTE	2,115,000	8,508,218	8,958,584	3,678,274	15,903,528	19,581,802
GREAT BARRINGTON	642,170	2,547,830	7,012,764	751,124	9,451,640	10,202,764
SHREWSBURY SHOPPING CENTER	1,284,168	5,284,853	4,496,351	1,284,168	9,781,203	11,065,371
CLUB CENTRE AT PIKESVILLE	1,630,003	5,354,041	(67,088)	1,626,003	5,716,588	7,342,591
HARFORD BUSINESS PARK	307,278	1,010,280	387,687	425,278	1,360,205	1,785,483
HARFORD INDUSTRIAL PARK	2,755,863	—	(2,580,737)	175,126	—	175,126
HICKORY RIDGE	8,175,025	19,162,695	—	8,175,025	20,787,670	28,962,695
WILDE LAKE	1,468,038	5,869,862	83,525	1,468,038	5,953,387	7,421,424
LYNX LANE	1,019,035	4,091,894	85,071	1,019,035	4,176,965	5,196,000
CLINTON BANK BUILDING	141,964	466,369	(200,070)	82,964	362,370	445,335
CLINTON BOWL	39,779	130,716	(6,141)	38,779	135,963	174,742
VILLAGES AT URBANA	3,190,074	6,067	3,704,742	4,828,774	2,072,110	6,900,883
GAITHERSBURG	244,890	6,787,534	264,386	244,890	7,051,920	7,296,810
HAGERSTOWN	541,389	2,165,555	1,050,933	541,389	3,216,488	3,757,877
SHAWAN PLAZA	4,500,000	21,859,285	(2,824,831)	4,466,000	20,754,709	25,220,709
LAUREL	349,562	1,398,250	997,085	349,562	2,395,335	2,744,897
LAUREL	274,580	1,100,968	283,421	274,580	1,384,389	1,658,969
LARGO/LANDOVER	982,266	27,223,105	164,979	982,266	27,388,084	28,370,351
SOUTHWEST MIXED USE PROPERTY	403,034	1,325,126	173,667	361,034	1,646,035	2,007,069

PROPERTIES	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

FAIRVIEW HTS, BELLVILLE RD.	2,390,863	11,307,583	—	1998(A)
GENEVA	2,586,932	10,867,152	9,314,409	1996(A)
HILLSIDE PLAZA	6,081	996,654	—	2005(A)
LAKE ZURICH PLAZA	22,646	1,476,076	962,638	2005(A)
LIBERTYVILLE PLAZA	18,140	1,298,691	967,828	2005(A)
MATTERSON	2,016,522	15,731,240	—	1997(A)
MT. PROSPECT	1,672,696	9,467,896	—	1997(A)
MUNDELEIN, S. LAKE	1,109,056	5,887,126	—	1998(A)
NORRIDGE	611,673	2,306,642	—	1997(A)
NAPERVILLE	889,862	4,315,297	—	1997(A)
NAPERVILLE PLAZA	19,362	1,372,577	—	2005(A)
OTTAWA	961,426	322,406	—	1970(C)
ORLAND PARK, S. HARLEM	620,644	3,735,889	—	1998(A)
OAK LAWN	1,812,385	8,625,179	14,319,368	1997(A)
OAKBROOK TERRACE	1,951,616	11,212,007	—	1997(A)
PEORIA	1,249,014	5,289,501	—	1997(A)
FREESTATE BOWL	186,764	1,064,058	—	2003(A)
ROUND LAKE BEACH PLAZA	64,060	2,360,217	—	2005(A)
SKOKIE	1,110,615	10,654,128	7,940,034	1997(A)
KRC STREAMWOOD	214,413	1,207,173	—	1998(A)
ST. CHARLES PLAZA	16,377	1,154,281	—	2005(A)
WOODGROVE FESTIVAL	4,259,534	23,386,061	—	1998(A)
WAUKEGAN	209,011	1,193,276	—	1998(A)
WAUKEGAN PLAZA	12,609	1,220,775	—	2005(A)
PLAZA EAST	1,740,787	7,260,802	—	1995(A)
PLAZA WEST	894,251	3,748,480	—	1995(A)
FELBRAM	543,518	286,623	—	1970(C)
FORT WAYNE PLAZA	11,932	278,565	—	2005(A)
GREENWOOD	2,213,435	1,831,438	—	1970(C)
GRIFFITH	530,178	2,947,554	—	1997(A)
INDIANAPOLIS	4,171,804	2,587,044	—	1986(A)
LAFAYETTE	1,340,974	353,896	—	1971(C)
LAFAYETTE	937,481	6,560,678	—	1997(A)
KIMCO LAFAYETTE MARKET PLACE	3,394,305	17,777,773	—	1998(A)
KRC MISHAWAKA 895	379,292	1,998,517	—	1998(A)
MERRILLVILLE PLAZA	13,444	949,602	—	2005(A)
SOUTH BEND, S. HIGH ST.	216,048	1,234,674	—	1998(A)
OVERLAND PARK	1,183,759	6,477,834	—	1998(A)
BELLEVUE	1,783,177	504,578	—	1976(A)
FLORENCE PLAZA	15,260	839,919	—	2005(A)
LEXINGTON	3,640,180	10,011,452	—	1993(A)
PADUCAH MALL, KY	262,741	661,344	—	1998(A)
HAMMOND AIR PLAZA	3,543,247	16,767,683	—	1997(A)
KIMCO HOUMA 274, LLC	1,276,595	8,771,077	—	1999(A)
LAFAYETTE	2,979,466	16,602,336	—	1997(A)
GREAT BARRINGTON	2,050,646	8,152,118	—	1994(A)
SHREWSBURY SHOPPING CENTER	1,173,245	9,892,126	—	2000(A)
CLUB CENTRE AT PIKESVILLE	671,268	6,671,323	5,143,557	2003(A)
HARFORD BUSINESS PARK	374,347	1,411,136	—	2003(A)
HARFORD INDUSTRIAL PARK	—	175,126	—	2003(A)
HICKORY RIDGE	12,548	28,950,147	—	2005(A)
WILDE LAKE	571,167	6,850,258	—	2002(A)
LYNX LANE	410,892	4,785,109	—	2002(A)
CLINTON BANK BUILDING	101,736	343,599	—	2003(A)
CLINTON BOWL	46,442	128,300	—	2003(A)
VILLAGES AT URBANA	—	6,900,883	—	2003(A)
GAITHERSBURG	1,077,511	6,219,299	—	1999(A)
HAGERSTOWN	2,195,737	1,562,140	—	1973(C)
SHAWAN PLAZA	2,233,922	22,986,787	13,349,585	2003(A)
LAUREL	829,917	1,914,980	—	1995(A)
LAUREL	1,118,889	540,080	—	1972(C)
LARGO/LANDOVER	4,189,378	24,180,973	—	1999(A)
SOUTHWEST MIXED USE PROPERTY	618,776	1,388,293	—	2003(A)

Back to Index

	INITIAL COST

PROPERTIES	LAND	BUILDING AND IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDINGS AND IMPROVEMENTS	TOTAL

NORTH EAST STATION	—	—	869,385	869,385	—	869,385
OWINGS MILLS PLAZA	303,911	1,370,221	—	303,911	1,370,221	1,674,132
PERRY HALL	3,733,309	12,245,774	(1,461,335)	3,339,309	11,221,439	14,560,748
TIMONIUM SHOPPING CENTER	6,000,000	24,282,998	7,180,151	7,707,000	32,092,689	39,799,689
WALDORF BOWL	225,099	739,362	25,548	235,099	813,688	1,048,787
WALDORF FIRESTONE	73,127	240,625	(54,099)	57,127	221,621	278,748
BANGOR, ME	403,833	1,622,331	93,752	403,833	1,716,083	2,119,916
CLAWSON	1,624,771	6,578,142	2,740,539	1,624,771	9,318,681	10,943,452
WHITE LAKE	2,300,050	9,249,607	1,515,807	2,300,050	10,765,414	13,065,464
CANTON TWP PLAZA	163,740	926,150	—	163,740	926,150	1,089,890
CLINTON TWP PLAZA	175,515	714,279	—	175,515	714,279	889,794
DEARBORN HEIGHTS PLAZA	162,319	497,791	—	162,319	497,791	660,110
FARMINGTON	1,098,426	4,525,723	2,322,313	1,098,426	6,848,036	7,946,462
GRAND RAPIDS PLAZA	74,898	429,076	—	74,898	429,076	503,975
LIVONIA	178,785	925,818	812,303	178,785	1,738,121	1,916,906
LANSING PLAZA	245,014	406,349	—	245,014	406,349	651,363
MUSKEGON	391,500	958,500	825,035	391,500	1,783,535	2,175,035
OKEMOS PLAZA	166,706	591,193	—	166,706	591,193	757,899
TAYLOR	1,451,397	5,806,263	260,289	1,451,397	6,066,552	7,517,949
WALKER	3,682,478	14,730,060	1,889,480	3,682,478	16,619,540	20,302,018
EDEN PRAIRIE PLAZA	882,596	911,373	—	882,596	911,373	1,793,968
ROSEVILLE PLAZA	132,842	957,340	—	132,842	957,340	1,090,182
ST. PAUL PLAZA	699,916	623,966	—	699,916	623,966	1,323,883
BRIDGETON	—	2,196,834	—	—	2,196,834	2,196,834
BALLWIN PLAZA	395,935	783,520	—	395,935	783,520	1,179,455
CREVE COEUR, WOODCREST/OLIVE	1,044,598	5,475,623	615,905	960,813	6,175,312	7,136,126
CRYSTAL CITY, MI	—	234,378	—	—	234,378	234,378
INDEPENDENCE, NOLAND DR.	1,728,367	8,951,101	81,861	1,731,300	9,030,029	10,761,329
NORTH POINT SHOPPING CENTER	1,935,380	7,800,746	176,792	1,935,380	7,977,538	9,912,918
KIRKWOOD	—	9,704,005	10,264,052	—	19,968,057	19,968,057
KANSAS CITY	574,777	2,971,191	246,276	574,777	3,217,467	3,792,244
LEMAY	125,879	503,510	2,812,469	451,155	2,990,703	3,441,858
GRAVOIS	1,032,416	4,455,514	10,766,773	1,032,416	15,222,287	16,254,703
ST. CHARLES-UNDERDEVELOPED LAND, MO	431,960	—	758,855	431,960	758,855	1,190,815
SPRINGFIELD	2,745,595	10,985,778	4,691,168	2,904,022	15,518,519	18,422,541
KMART PARCEL	905,674	3,666,386	4,933,942	905,674	8,600,328	9,506,002
KRC ST. CHARLES	—	550,204	—	—	550,204	550,204
ST. LOUIS, CHRISTY BLVD.	809,087	4,430,514	1,539,193	809,087	5,969,707	6,778,794
OVERLAND	—	4,928,677	526,042	—	5,454,719	5,454,719
ST. LOUIS	—	5,756,736	243,917	—	6,000,653	6,000,653
ST. LOUIS	—	2,766,644	68,298	—	2,834,942	2,834,942
ST. PETERS	1,182,194	7,423,459	6,571,143	1,053,694	14,123,102	15,176,796
SPRINGFIELD,GLENSTONE AVE.	—	608,793	1,641,270	—	2,250,063	2,250,063
KDI-TURTLE CREEK	11,535,281	—	22,210,101	9,712,881	22,210,101	31,922,982
BURLINGTON COMMERCE PARK	1,330,894	—	(237,042)	1,093,852	—	1,093,852
CHARLOTTE	919,251	3,570,981	1,036,008	919,251	4,606,989	5,526,240
CHARLOTTE	1,783,400	7,139,131	655,358	1,783,400	7,794,489	9,577,889
TYVOLA RD.	—	4,736,345	5,318,276	—	10,054,621	10,054,621
CROSSROADS PLAZA	767,864	3,098,881	—	767,864	3,098,881	3,866,744
KIMCO CARY 696, INC.	2,180,000	8,756,865	405,993	2,256,799	9,086,059	11,342,858
DURHAM	1,882,800	7,551,576	1,206,215	1,882,800	8,757,791	10,640,591
LANDMARK STATION S.C.	1,200,000	4,808,785	264,027	1,200,000	5,072,812	6,272,812
GASTONIA	2,467,696	9,870,785	1,159,042	2,467,696	11,029,827	13,497,523
HILLSBOROUGH CROSSING	2,750,820	—	(2,231,425)	519,395	—	519,395
SHOPPES AT MIDWAY PLANTATION	6,681,212	—	—	6,681,212	6,947,477	13,628,689
RALEIGH	5,208,885	20,885,792	7,402,461	5,208,885	28,288,253	33,497,138
WAKEFIELD COMMONS II	6,506,450	—	8,845,341	5,998,650	9,353,141	15,351,791
WAKEFIELD CROSSINGS	3,413,932	—	(2,261,457)	825,006	327,469	1,152,475
EDGEWATER PLACE	3,150,000	—	8,290,251	3,062,768	8,377,483	11,440,251
WAKEFIELD COMMONS	1,240,000	5,015,595	50,020	1,240,000	5,065,615	6,305,615
WINSTON-SALEM	540,667	719,655	5,064,520	540,667	5,784,175	6,324,842
SORENSON PARK PLAZA	5,104,294	—	—	5,104,291	10,858,859	15,963,150
NEW LONDON CENTER	4,323,827	10,088,930	—	4,323,827	11,011,346	15,335,174

PROPERTIES	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

NORTH EAST STATION	—	869,385	—	2003(A)
OWINGS MILLS PLAZA	26,542	1,647,591	—	2005(A)
PERRY HALL	1,432,861	13,127,886	5,539,084	2003(A)
TIMONIUM SHOPPING CENTER	5,194,431	34,605,258	10,049,289	2003(A)
WALDORF BOWL	105,129	943,659	—	2003(A)
WALDORF FIRESTONE	30,012	248,736	—	2003(A)
BANGOR, ME	174,937	1,944,979	—	2001(A)
CLAWSON	2,587,522	8,355,930	—	1993(A)
WHITE LAKE	2,518,394	10,547,071	—	1996(A)
CANTON TWP PLAZA	19,293	1,070,597	—	2005(A)
CLINTON TWP PLAZA	22,230	867,564	—	2005(A)
DEARBORN HEIGHTS PLAZA	12,450	647,661	—	2005(A)
FARMINGTON	1,890,861	6,055,600	—	1993(A)
GRAND RAPIDS PLAZA	24,543	479,432	—	2005(A)
LIVONIA	696,738	1,220,167	—	1968(C)
LANSING PLAZA	11,032	640,331	—	2005(A)
MUSKEGON	1,462,753	712,282	—	1985(A)
OKEMOS PLAZA	10,032	747,867	1,263,900	2005(A)
TAYLOR	1,852,058	5,665,892	—	1993(A)
WALKER	4,862,183	15,439,836	—	1993(A)
EDEN PRAIRIE PLAZA	23,756	1,770,212	—	2005(A)
ROSEVILLE PLAZA	19,734	1,070,449	—	2005(A)
ST. PAUL PLAZA	12,469	1,311,414	—	2005(A)
BRIDGETON	464,746	1,732,088	—	1997(A)
BALLWIN PLAZA	19,629	1,159,825	—	2005(A)
CREVE COEUR, WOODCREST/OLIVE	1,141,189	5,994,936	—	1998(A)
CRYSTAL CITY, MI	43,170	191,208	—	1997(A)
INDEPENDENCE, NOLAND DR.	1,712,229	9,049,101	—	1998(A)
NORTH POINT SHOPPING CENTER	1,434,867	8,478,050	6,966,888	1998(A)
KIRKWOOD	3,426,673	16,541,384	—	1998(A)
KANSAS CITY	657,937	3,134,307	—	1997(A)
LEMAY	640,021	2,801,838	—	1974(C)
GRAVOIS	5,713,982	10,540,721	—	1972(C)
ST. CHARLES-UNDERDEVELOPED LAND, MO	93,354	1,097,461	—	1998(A)
SPRINGFIELD	3,849,046	14,573,495	—	1994(A)
KMART PARCEL	704,308	8,801,694	2,873,484	2002(A)
KRC ST. CHARLES	98,755	451,449	—	1998(A)
ST. LOUIS, CHRISTY BLVD.	870,235	5,908,559	—	1998(A)
OVERLAND	1,087,860	4,366,859	—	1997(A)
ST. LOUIS	1,274,444	4,726,209	—	1997(A)
ST. LOUIS	589,524	2,245,418	—	1997(A)
ST. PETERS	3,185,052	11,991,744	—	1997(A)
SPRINGFIELD,GLENSTONE AVE.	300,781	1,949,282	—	1998(A)
KDI-TURTLE CREEK	—	31,922,982	19,947,214	2004(C)
BURLINGTON COMMERCE PARK	—	1,093,852	—	2003(C)
CHARLOTTE	1,197,961	4,328,279	—	1995(A)
CHARLOTTE	2,328,765	7,249,124	—	1993(A)
TYVOLA RD.	5,121,794	4,932,828	—	1986(A)
CROSSROADS PLAZA	437,130	3,429,615	—	2000(A)
KIMCO CARY 696, INC.	1,768,424	9,574,434	—	1998(A)
DURHAM	2,093,315	8,547,275	—	1996(A)
LANDMARK STATION S.C.	788,657	5,484,155	—	1999(A)
GASTONIA	4,652,211	8,845,312	—	1989(A)
HILLSBOROUGH CROSSING	—	519,395	—	2003(A)
SHOPPES AT MIDWAY PLANTATION	—	13,628,689	8,174,248	2005(C)
RALEIGH	6,627,330	26,869,808	—	1993(A)
WAKEFIELD COMMONS II	—	15,351,791	12,751,413	2001(C)
WAKEFIELD CROSSINGS	—	1,152,475	—	2001(C)
EDGEWATER PLACE	—	11,276,083	8,864,033	2003(C)
WAKEFIELD COMMONS	609,065	5,696,550	—	2001(C)
WINSTON-SALEM	2,203,662	4,121,180	—	1969(C)
SORENSON PARK PLAZA	—	15,963,150	—	2005(C)
NEW LONDON CENTER	14,118	15,321,055	—	2005(A)

Back to Index

	INITIAL COST

PROPERTIES	LAND	BUILDING AND IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDINGS AND IMPROVEMENTS	TOTAL

ROCKINGHAM	2,660,915	10,643,660	10,048,902	2,660,915	20,692,562	23,353,477
BRIDGEWATER NJ	1,982,481	(3,666,959)	3,443,995	1,982,481	5,200,423	7,182,904
BAYONNE BROADWAY	1,434,737	3,347,719	—	1,434,737	6,149,103	7,583,839
BRICKTOWN PLAZA	344,884	1,008,941	—	344,884	1,008,941	1,353,826
BRIDGEWATER PLAZA	350,705	1,361,524	—	350,705	1,361,524	1,712,229
CHERRY HILL	2,417,583	6,364,094	1,232,642	2,417,583	7,596,736	10,014,319
MARLTON PIKE	—	4,318,534	—	—	4,318,534	4,318,534
CINNAMINSON	652,123	2,608,491	2,605,115	652,123	5,213,606	5,865,729
DEBTFORD PLAZA	221,316	962,891	—	221,316	962,891	1,184,208
FRANKLIN TOWNE CENTER	4,903,113	19,608,193	147,262	4,903,113	19,755,455	24,658,568
HILLSBOROUGH	11,886,809	—	(6,880,755)	5,006,054	—	5,006,054
HOLMDEL TOWNE CENTER	10,824,624	43,301,494	581,568	10,824,624	43,883,063	54,707,686
HOLMDEL COMMONS	16,537,556	38,759,952	79,200	16,537,556	42,261,097	58,798,653
HAZLET PLAZA	389,722	1,545,241	—	389,722	1,545,241	1,934,963
HOWELL PLAZA	311,384	1,143,159	—	311,384	1,143,159	1,454,543
KENVILLE PLAZA	385,907	1,209,864	—	385,907	1,209,864	1,595,771
STRAUSS DISCOUNT AUTO	1,225,294	91,203	1,528,655	1,228,794	1,616,358	2,845,153
NORTH BRUNSWICK	3,204,978	12,819,912	13,497,340	3,204,978	26,317,252	29,522,230
PISCATAWAY TOWN CENTER	3,851,839	15,410,851	151,418	3,851,839	15,562,269	19,414,108
RIDGEWOOD	450,000	2,106,566	991,591	450,000	3,098,157	3,548,157
SEA GIRT PLAZA	457,039	1,308,010	—	457,039	1,308,010	1,765,048
WESTMONT	601,655	2,404,604	9,705,226	601,655	12,109,830	12,711,485
WEST LONG BRANCH PLAZA	64,976	1,700,782	—	64,976	1,700,782	1,765,758
SYCAMORE PLAZA	1,404,443	5,613,270	226,931	1,404,443	5,840,201	7,244,644
PLAZA PASEO DEL-NORTE	4,653,197	18,633,584	373,675	4,653,197	19,007,259	23,660,456
JUAN TABO, ALBUQUERQUE	1,141,200	4,566,817	293,273	1,141,200	4,860,090	6,001,290
BRIDGEHAMPTON	1,811,752	3,107,232	22,864,662	1,811,752	25,971,894	27,783,646
TWO GUYS AUTO GLASS	105,497	436,714	—	105,497	436,714	542,211
GENOVESE DRUG STORE	564,097	2,268,768	—	564,097	2,268,768	2,832,865
KINGS HIGHWAY	2,743,819	6,811,268	12,500	2,743,819	7,602,247	10,346,066
HOMEPORT-RALPH AVENUE	4,414,464	11,339,857	12,500	4,414,464	14,399,961	18,814,426
BAYRIDGE	2,569,765	6,251,197	—	2,569,765	12,411,320	14,981,084
BELLMORE	1,272,265	3,183,547	—	1,272,265	3,565,350	4,837,615
STRAUSS CASTLE HILL PLAZA	310,864	725,350	—	310,864	1,049,460	1,360,324
STRAUSS UTICA AVENUE	347,633	811,144	—	347,633	1,173,362	1,520,995
KING KULLEN PLAZA	5,968,082	23,243,404	859,034	5,968,082	24,102,438	30,070,520
KDI-CENTRAL ISLIP TOWN CENTER	13,733,950	1,266,050	(9,911,148)	5,088,852	0	5,088,852
ELMONT	3,011,653	7,606,066	12,500	3,011,653	9,791,389	12,803,042
ELMONT PLAZA	—	230,118	—	—	230,118	230,118
FRANKLIN SQUARE	1,078,535	2,516,581	—	1,078,535	5,148,300	6,226,835
HAMPTON BAYS	1,495,105	5,979,320	170,771	1,495,105	6,150,091	7,645,196
HENRIETTA	1,075,358	6,635,486	1,678,189	1,075,358	8,313,675	9,389,033
HICKSVILLE	3,542,732	8,266,375	—	3,542,732	9,346,754	12,889,486
STRAUSS LIBERTY AVENUE	305,969	713,927	—	305,969	1,033,638	1,339,607
DOUGLASTON SHOPPING CENTER	3,033,190	12,179,993	15,400	3,033,190	12,195,393	15,228,583
ROSLYN SAVINGS BANK	244,064	981,225	—	244,064	981,225	1,225,289
STRAUSS MERRICK BLVD	450,582	1,051,359	—	450,582	1,522,179	1,972,761
MANHASSET VENTURE LLC	4,567,003	19,165,808	25,498,942	4,421,939	44,809,814	49,231,753
MASPETH QUEENS-DUANE READE	1,872,005	4,827,940	—	1,872,005	5,759,126	7,631,131
MASSAPEQUA	1,880,807	4,388,549	—	1,880,807	5,330,010	7,210,817
STRAUSS EAST 14TH STREET	1,455,653	3,396,523	—	1,455,653	4,906,143	6,361,796
367-369 BLEEKER STREET	1,425,000	4,958,097	193,913	1,425,000	5,152,009	6,577,009
92 PERRY STREET	2,106,250	6,318,750	445,451	2,106,250	6,764,201	8,870,451
37 GREENWICH STREET	800,000	2,400,000	368,123	800,000	2,768,123	3,568,123
82 CHRISTOPHER STREET	972,813	2,974,676	—	972,813	2,974,676	3,947,488
71 SECOND STREET	881,250	2,690,981	—	881,250	2,690,981	3,572,231
AMERICAN MUFFLER SHOP	76,056	325,567	—	76,056	325,567	401,624
PLAINVIEW	263,693	584,031	9,689,515	263,693	10,273,546	10,537,239
POUGHKEEPSIE	876,548	4,695,659	12,592,263	876,548	17,287,922	18,164,470
STRAUSS JAMAICA AVENUE	1,109,714	2,589,333	—	1,109,714	2,669,636	3,779,350
SYOSSET, NY	106,655	76,197	1,553,113	106,655	1,522,705	1,692,360
STATEN ISLAND	2,280,000	9,027,951	5,075,207	2,280,000	14,103,158	16,383,158
STATEN ISLAND	2,940,000	11,811,964	918,416	3,148,424	12,521,956	15,670,380

PROPERTIES	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

ROCKINGHAM	5,035,451	18,318,026	—	1994(A)
BRIDGEWATER NJ	1,814,848	5,368,057	—	1998(C)
BAYONNE BROADWAY	209,146	7,374,693	—	2004(A)
BRICKTOWN PLAZA	29,050	1,324,775	—	2005(A)
BRIDGEWATER PLAZA	36,161	1,676,068	1,526,331	2005(A)
CHERRY HILL	4,394,315	5,620,004	—	1985(C)
MARLTON PIKE	1,033,496	3,285,038	—	1996(A)
CINNAMINSON	873,020	4,992,709	—	1996(A)
DEBTFORD PLAZA	20,590	1,163,618	1,429,057	2005(A)
FRANKLIN TOWNE CENTER	3,819,299	20,839,269	—	1998(A)
HILLSBOROUGH	—	5,006,054	—	2001(C)
HOLMDEL TOWNE CENTER	3,369,638	51,338,048	—	2002(A)
HOLMDEL COMMONS	2,632,834	56,165,820	—	2004(A)
HAZLET PLAZA	34,647	1,900,316	—	2005(A)
HOWELL PLAZA	32,321	1,422,222	—	2005(A)
KENVILLE PLAZA	37,170	1,558,602	—	2005(A)
STRAUSS DISCOUNT AUTO	93,737	2,751,415	—	2002(A)
NORTH BRUNSWICK	6,374,243	23,147,987	—	1994(A)
PISCATAWAY TOWN CENTER	3,009,874	16,404,234	—	1998(A)
RIDGEWOOD	741,447	2,806,710	—	1993(A)
SEA GIRT PLAZA	26,019	1,739,029	—	2005(A)
WESTMONT	2,591,445	10,120,040	—	1994(A)
WEST LONG BRANCH PLAZA	9,021	1,756,736	—	2005(A)
SYCAMORE PLAZA	1,234,602	6,010,042	—	1998(A)
PLAZA PASEO DEL-NORTE	3,675,256	19,985,200	—	1998(A)
JUAN TABO, ALBUQUERQUE	904,512	5,096,778	—	1998(A)
BRIDGEHAMPTON	9,989,661	17,793,985	—	1972(C)
TWO GUYS AUTO GLASS	30,742	511,469	—	2003(A)
GENOVESE DRUG STORE	160,145	2,672,720	—	2003(A)
KINGS HIGHWAY	349,714	9,996,352	3,188,450	2004(A)
HOMEPORT-RALPH AVENUE	497,214	18,317,212	6,731,406	2004(A)
BAYRIDGE	403,224	14,577,860	4,173,678	2004(A)
BELLMORE	146,195	4,691,420	1,112,531	2004(A)
STRAUSS CASTLE HILL PLAZA	1,904	1,358,420	—	2005(A)
STRAUSS UTICA AVENUE	2,130	1,518,866	—	2005(A)
KING KULLEN PLAZA	5,159,586	24,910,934	—	1998(A)
KDI-CENTRAL ISLIP TOWN CENTER	—	5,088,852	9,380,000	2004(C)
ELMONT	387,372	12,415,670	3,849,664	2004(A)
ELMONT PLAZA	—	230,118	—	2005(A)
FRANKLIN SQUARE	172,687	6,054,148	—	2004(A)
HAMPTON BAYS	3,100,319	4,544,877	—	1989(A)
HENRIETTA	2,660,126	6,728,906	—	1993(A)
HICKSVILLE	375,508	12,513,978	—	2004(A)
STRAUSS LIBERTY AVENUE	1,131	1,338,476	—	2005(A)
DOUGLASTON SHOPPING CENTER	860,074	14,368,509	—	2003(A)
ROSLYN SAVINGS BANK	69,269	1,156,020	—	2003(A)
STRAUSS MERRICK BLVD	2,762	1,969,999	—	2005(A)
MANHASSET VENTURE LLC	5,201,520	44,030,233	—	1999(A)
MASPETH QUEENS-DUANE READE	215,398	7,415,733	3,058,637	2004(A)
MASSAPEQUA	233,848	6,976,969	—	2004(A)
STRAUSS EAST 14TH STREET	5,369	6,356,427	—	2005(A)
367-369 BLEEKER STREET	216,969	6,360,041	4,394,837	2004(A)
92 PERRY STREET	145,969	8,724,482	6,850,000	2005(A)
37 GREENWICH STREET	52,639	3,515,483	2,235,000	2005(A)
82 CHRISTOPHER STREET	5,643	3,941,845	3,120,000	2005(A)
71 SECOND STREET	4,815	3,567,416	—	2005(A)
AMERICAN MUFFLER SHOP	22,850	378,774	—	2003(A)
PLAINVIEW	3,629,801	6,907,438	—	1969(C)
POUGHKEEPSIE	6,259,532	11,904,938	—	1972(C)
STRAUSS JAMAICA AVENUE	3,712	3,775,638	—	2005(A)
SYOSSET, NY	699,797	929,563	—	1990(C)
STATEN ISLAND	6,111,941	10,271,218	—	1989(A)
STATEN ISLAND	2,533,940	13,136,440	1,770,046	1997(A)

Back to Index

	INITIAL COST

PROPERTIES	LAND	BUILDING AND IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDINGS AND IMPROVEMENTS	TOTAL

STATEN ISLAND PLAZA	5,600,744	6,788,460	—	5,600,744	6,788,460	12,389,203
STOP N SHOP STATEN ISLAND	4,558,592	10,441,408	—	4,558,592	10,597,256	15,155,848
WEST GATES	1,784,718	9,721,970	(2,043,308)	1,784,718	7,678,662	9,463,380
WHITE PLAINS	1,777,765	4,453,894	92,200	1,777,765	6,461,999	8,239,764
YONKERS	871,977	3,487,909	—	871,977	3,487,909	4,359,886
STRAUSS ROMAINE AVENUE	782,459	1,825,737	—	782,459	2,643,339	3,425,798
AKRON WATERLOO	437,277	1,912,222	4,113,885	437,277	6,026,107	6,463,384
WEST MARKET ST.	560,255	3,909,430	210,155	560,255	4,119,585	4,679,840
BARBERTON	505,590	1,948,135	2,462,819	505,590	4,410,954	4,916,544
BRUNSWICK	771,765	6,058,560	727,444	771,765	6,786,004	7,557,769
BEAVERCREEK	635,228	3,024,722	2,800,398	635,228	5,825,120	6,460,348
CANTON	792,985	1,459,031	4,532,876	792,985	5,991,907	6,784,892
CAMBRIDGE	—	1,848,195	899,735	473,060	2,274,870	2,747,930
MORSE RD.	835,386	2,097,600	2,755,845	835,386	4,853,445	5,688,831
HAMILTON RD.	856,178	2,195,520	3,842,586	856,178	6,038,106	6,894,284
OLENTANGY RIVER RD.	764,517	1,833,600	2,311,258	764,517	4,144,858	4,909,375
W. BROAD ST.	982,464	3,929,856	3,177,920	969,804	7,120,436	8,090,240
RIDGE ROAD	1,285,213	4,712,358	10,593,229	1,285,213	15,305,587	16,590,800
GLENWAY AVE	530,243	3,788,189	527,010	530,243	4,315,198	4,845,441
SPRINGDALE	3,205,653	14,619,732	5,259,376	3,205,653	19,879,108	23,084,761
SOUTH HIGH ST.	602,421	2,737,004	76,671	602,421	2,813,674	3,416,096
GLENWAY CROSSING	699,359	3,112,047	1,232,339	699,359	4,344,386	5,043,745
HIGHLAND RIDGE PLAZA	1,540,000	6,178,398	141,991	1,540,000	6,320,389	7,860,389
HIGHLAND PLAZA	702,074	667,463	—	702,074	667,463	1,369,537
MONTGOMERY PLAZA	530,893	1,302,656	—	530,893	1,302,656	1,833,549
COLUMBUS PLAZA	168,223	176,179	—	168,223	176,179	344,402
SHILOH SPRING RD.	—	1,735,836	2,115,145	—	3,850,981	3,850,981
OAKCREEK	1,245,870	4,339,637	4,065,115	1,245,870	8,404,752	9,650,622
SALEM AVE.	665,314	347,818	5,427,664	665,314	5,775,482	6,440,796
KETTERING	1,190,496	4,761,984	671,539	1,190,496	5,433,523	6,624,019
KENT, OH	6,254	3,028,914	—	6,254	3,028,914	3,035,168
KENT	2,261,530	—	—	2,261,530	—	2,261,530
MENTOR	503,981	2,455,926	2,086,340	503,981	4,542,266	5,046,247
MIDDLEBURG HEIGHTS	639,542	3,783,096	1,782,440	639,542	5,565,536	6,205,078
MENTOR ERIE COMMONS.	2,234,474	9,648,000	5,165,948	2,234,474	14,813,948	17,048,422
MALLWOODS CENTER	294,232	—	(496,786)	294,232	1,184,543	1,478,775
NORTH OLMSTED	626,818	3,712,045	35,000	626,818	3,747,045	4,373,862
ORANGE OHIO	3,783,875	—	(1,239,648)	2,221,704	322,524	2,544,228
SPRINGBORO PIKE	1,854,527	2,572,518	2,744,318	1,854,527	5,316,836	7,171,363
SPRINGFIELD	842,976	3,371,904	1,549,071	842,976	4,920,975	5,763,951
UPPER ARLINGTON	504,256	2,198,476	8,760,593	1,255,544	10,207,781	11,463,325
WICKLIFFE	610,991	2,471,965	1,405,293	610,991	3,877,258	4,488,249
CHARDON ROAD	481,167	5,947,751	2,075,598	481,167	8,023,348	8,504,516
WESTERVILLE	1,050,431	4,201,616	7,674,134	1,050,431	11,875,750	12,926,181
EDMOND	477,036	3,591,493	8,900	477,036	3,600,393	4,077,429
CENTENNIAL PLAZA	4,650,634	18,604,307	1,170,555	4,650,634	19,774,862	24,425,496
TULSA	20,038	80,101	11,500	20,038	91,601	111,639
ALLEGHENY	—	30,061,177	59,094	—	30,120,271	30,120,271
CHIPPEWA	2,881,525	11,526,101	133,289	2,881,525	11,659,390	14,540,916
BROOKHAVEN PLAZA	254,694	973,318	—	254,694	973,318	1,228,013
CARNEGIE	—	3,298,908	17,747	—	3,316,655	3,316,655
CENTER SQUARE	731,888	2,927,551	1,105,299	731,888	4,032,850	4,764,738
WEST MIFFLIN	475,815	1,903,231	724,416	475,815	2,627,647	3,103,462
EAST STROUDSBURG	1,050,000	2,372,628	1,110,654	1,050,000	3,483,282	4,533,282
EXTON	176,666	4,895,360	—	176,666	4,895,360	5,072,026
EXTON	731,888	2,927,551	—	731,888	2,927,551	3,659,439
EASTWICK	889,001	2,762,888	3,074,728	889,001	6,228,275	7,117,276
EXTON PLAZA	294,378	1,404,778	—	294,378	1,404,778	1,699,156
FEASTERVILLE	520,521	2,082,083	38,692	520,521	2,120,775	2,641,296
GETTYSBURG	74,626	671,630	101,519	74,626	773,149	847,775
HARRISBURG, PA	452,888	6,665,238	1,846,339	452,888	8,511,576	8,964,464
SIMPSON FERRY	658,346	6,908,711	341,972	658,346	7,250,683	7,909,029
HAMBURG	439,232	—	2,023,428	494,982	1,967,677	2,462,660

PROPERTIES	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

STATEN ISLAND PLAZA	63,076	12,326,127	1,531,880	2005(A)
STOP N SHOP STATEN ISLAND	22,661	15,133,187	—	2005(A)
WEST GATES	2,940,627	6,522,753	—	1993(A)
WHITE PLAINS	302,907	7,936,857	3,801,487	2004(A)
YONKERS	936,194	3,423,692	—	1998(A)
STRAUSS ROMAINE AVENUE	4,798	3,421,000	—	2005(A)
AKRON WATERLOO	2,319,373	4,144,011	—	1975(C)
WEST MARKET ST.	2,158,383	2,521,457	—	1999(A)
BARBERTON	2,166,905	2,749,639	—	1972(C)
BRUNSWICK	5,659,642	1,898,127	—	1975(C)
BEAVERCREEK	4,053,771	2,406,577	—	1986(A)
CANTON	3,524,501	3,260,391	—	1972(C)
CAMBRIDGE	1,874,437	873,492	—	1973(C)
MORSE RD.	2,374,861	3,313,970	—	1988(A)
HAMILTON RD.	2,786,221	4,108,064	—	1988(A)
OLENTANGY RIVER RD.	2,452,100	2,457,275	—	1988(A)
W. BROAD ST.	3,242,070	4,848,170	—	1988(A)
RIDGE ROAD	3,188,396	13,402,405	—	1992(A)
GLENWAY AVE	2,268,337	2,577,104	—	1999(A)
SPRINGDALE	7,826,708	15,258,053	—	1992(A)
SOUTH HIGH ST.	1,674,917	1,741,178	—	1999(A)
GLENWAY CROSSING	495,136	4,548,609	—	2000(A)
HIGHLAND RIDGE PLAZA	981,912	6,878,477	—	1999(A)
HIGHLAND PLAZA	16,045	1,353,492	—	2005(A)
MONTGOMERY PLAZA	37,625	1,795,924	—	2005(A)
COLUMBUS PLAZA	8,959	335,443	—	2005(A)
SHILOH SPRING RD.	2,471,209	1,379,772	—	1969(C)
OAKCREEK	4,579,736	5,070,885	—	1984(A)
SALEM AVE.	2,550,077	3,890,719	—	1988(A)
KETTERING	2,788,292	3,835,727	—	1988(A)
KENT, OH	1,284,897	1,750,271	—	1999(A)
KENT	—	2,261,530	—	1995(A)
MENTOR	1,896,222	3,150,025	—	1987(A)
MIDDLEBURG HEIGHTS	2,111,276	4,093,802	—	1999(A)
MENTOR ERIE COMMONS.	5,739,639	11,308,783	—	1988(A)
MALLWOODS CENTER	96,315	1,382,460	—	1999(C)
NORTH OLMSTED	1,825,834	2,548,029	—	1999(A)
ORANGE OHIO	—	2,544,228	—	2001(C)
SPRINGBORO PIKE	3,458,823	3,712,540	—	1985(C)
SPRINGFIELD	2,071,982	3,691,969	—	1988(A)
UPPER ARLINGTON	5,706,318	5,757,007	—	1969(C)
WICKLIFFE	966,368	3,521,881	—	1995(A)
CHARDON ROAD	2,460,391	6,044,125	—	1999(A)
WESTERVILLE	4,104,499	8,821,682	—	1988(A)
EDMOND	726,906	3,350,523	—	1997(A)
CENTENNIAL PLAZA	3,864,216	20,561,280	—	1998(A)
TULSA	29,191	82,448	—	1996(A)
ALLEGHENY	911,535	29,208,736	—	2004(A)
CHIPPEWA	1,771,611	12,769,304	10,687,114	2000(A)
BROOKHAVEN PLAZA	20,978	1,207,034	936,491	2005(A)
CARNEGIE	510,255	2,806,400	—	1999(A)
CENTER SQUARE	915,655	3,849,084	—	1996(A)
WEST MIFFLIN	752,421	2,351,041	—	1993(A)
EAST STROUDSBURG	2,747,536	1,785,747	—	1973(C)
EXTON	753,133	4,318,894	—	1999(A)
EXTON	700,611	2,958,828	—	1996(A)
EASTWICK	1,335,780	5,781,496	4,522,807	1997(A)
EXTON PLAZA	22,247	1,676,909	—	2005(A)
FEASTERVILLE	495,217	2,146,079	—	1996(A)
GETTYSBURG	744,101	103,674	—	1986(A)
HARRISBURG, PA	4,589,455	4,375,009	—	2002(A)
SIMPSON FERRY	3,142,079	4,766,950	—	2000(A)
HAMBURG	189,426	2,273,234	2,522,183	2000(C)

Back to Index

	INITIAL COST

PROPERTIES	LAND	BUILDING AND IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDINGS AND IMPROVEMENTS	TOTAL

HAVERTOWN	731,888	2,927,551	—	731,888	2,927,551	3,659,439
MIDDLETOWN	207,283	1,174,603	447,331	207,283	1,621,934	1,829,217
NORRISTOWN	686,134	2,664,535	3,396,794	774,084	5,973,379	6,747,463
NEW KENSINGTON	521,945	2,548,322	676,040	521,945	3,224,362	3,746,307
PHILADELPHIA	731,888	2,927,551	—	731,888	2,927,551	3,659,439
GALLERY, PHILADELPHIA PA	—	—	258,931	—	258,931	258,931
PHILADELPHIA PLAZA	209,197	1,373,843	—	209,197	1,373,843	1,583,040
STRAUSS WASHINGTON AVENUE	424,659	990,872	—	424,659	1,053,428	1,478,087
RICHBORO	788,761	3,155,044	11,768,724	976,439	14,736,090	15,712,529
SPRINGFIELD	919,998	4,981,589	1,736,014	919,998	6,717,603	7,637,601
COUNTY LINE PLAZA	—	—	—	—	1,917,758	1,917,758
UPPER DARBY	231,821	927,286	4,838,447	231,821	5,694,483	5,926,304
WEST MIFFLIN	1,468,341	—	—	1,468,341	—	1,468,341
WHITEHALL	—	5,195,577	9,231	—	5,204,808	5,204,808
E. PROSPECT ST.	604,826	2,755,314	317,917	604,826	3,073,231	3,678,057
W. MARKET ST.	188,562	1,158,307	—	188,562	1,158,307	1,346,869
MARSHALL PLAZA, CRANSTON RI	1,886,600	7,575,302	812,763	1,886,600	8,388,065	10,274,665
CHARLESTON	730,164	3,132,092	4,968,566	730,164	8,100,658	8,830,822
CHARLESTON	1,744,430	6,986,094	4,182,126	1,744,430	11,168,220	12,912,650
FLORENCE	1,465,661	6,011,013	124,757	1,465,661	6,135,770	7,601,431
GREENVILLE	2,209,812	8,850,864	325,455	2,209,812	9,176,319	11,386,131
NORTH CHARLESTON	744,093	2,974,990	96,365	744,093	3,071,355	3,815,448
N. CHARLESTON	2,965,748	11,895,294	841,551	2,965,748	12,736,845	15,702,593
MADISON	—	4,133,904	2,658,808	—	6,792,712	6,792,712
HICKORY RIDGE COMMONS	596,347	2,545,033	7,624	596,347	2,552,656	3,149,004
TROLLEY STATION	3,303,682	13,218,740	55,985	3,303,682	13,274,725	16,578,407
RIVERGATE STATION	7,135,070	19,091,078	427,128	7,135,070	21,033,859	28,168,929
MARKET PLACE AT RIVERGATE	2,574,635	10,339,449	723,016	2,574,635	11,062,465	13,637,100
RIVERGATE, TN	3,038,561	12,157,408	3,001,828	3,038,561	15,159,236	18,197,797
CENTER OF THE HILLS, TX	2,923,585	11,706,145	406,661	2,923,585	12,112,806	15,036,391
ARLINGTON	3,160,203	2,285,377	—	3,160,203	2,285,377	5,445,580
DOWLEN CENTER	2,244,581	—	16,348,694	3,344,581	15,248,694	18,593,276
BURLESON	9,974,390	810,314	1,556,022	4,345,145	7,995,582	12,340,727
BAYTOWN	500,422	2,431,651	437,342	500,422	2,868,993	3,369,415
SOUTH TOWN PLAZA	3,482,124	—	1,499,680	438,615	4,543,188	4,981,804
LAS TIENDAS PLAZA	8,678,107	—	—	8,678,107	3,209,885	11,887,992
CORPUS CHRISTI, TX	—	944,562	3,207,999	—	4,152,561	4,152,561
DALLAS	1,299,632	5,168,727	4,652,572	1,299,632	9,821,299	11,120,931
MONTGOMERY PLAZA	6,203,205	—	43,554,218	6,203,205	43,554,218	49,757,423
GARLAND	500,414	2,001,656	98,000	500,414	2,099,656	2,600,070
CENTER AT BAYBROOK	6,941,017	27,727,491	2,125,519	6,941,017	29,853,010	36,794,027
HARRIS COUNTY	1,843,000	7,372,420	955,382	2,003,260	8,167,542	10,170,802
SHARPSTOWN COURT	1,560,010	6,245,807	228,606	1,560,010	6,474,412	8,034,422
CYPRESS TOWNE CENTER	6,033,932	—	16,817,463	4,816,601	18,034,794	22,851,395
SHOPS AT VISTA RIDGE	3,257,199	13,029,416	75,901	3,257,199	13,105,317	16,362,516
VISTA RIDGE PLAZA	2,926,495	11,716,483	1,924,860	2,926,495	13,641,343	16,567,838
VISTA RIDGE PHASE II	2,276,575	9,106,300	28,435	2,276,575	9,134,735	11,411,310
SOUTH PLAINES PLAZA, TX	1,890,000	7,577,145	131,206	1,890,000	7,708,351	9,598,351
LAKE WORTH TOWNE CROSSING	8,000,000	—	17,061,072	4,808,545	20,252,526	25,061,072
MESQUITE	520,340	2,081,356	724,043	520,340	2,805,399	3,325,739
MESQUITE TOWN CENTER	3,757,324	15,061,644	1,510,446	3,757,324	16,572,090	20,329,414
NEW BRAUNSFELS	840,000	3,360,000	—	840,000	3,360,000	4,200,000
FORUM AT OLYMPIA PARKWAY-DEV	668,781	—	5,307,205	318,091	13,282,166	13,600,257
FORUM AT OLYMPIA PARKWAY	800,000	10,509,105	11,309,105	800,000	10,509,105	11,309,105
PARKER PLAZA	7,846,946	—	—	7,846,946	—	7,846,946
PLANO	500,414	2,830,835	—	500,414	2,830,835	3,331,249
WEST OAKS	500,422	2,001,687	26,291	500,422	2,027,978	2,528,400
MARKET STREET AT WOODLANDS	10,920,168	—	86,718,633	10,920,168	86,718,633	97,638,801
OGDEN	213,818	855,275	3,642,126	874,898	4,497,401	5,372,299
COLONIAL HEIGHTS	125,376	3,476,073	32,420	125,376	3,508,493	3,633,869
HARRISONBURG	69,885	1,938,239	—	69,885	1,938,239	2,008,123
MANASSAS	1,788,750	7,162,661	275,639	1,788,750	7,438,300	9,227,050
RICHMOND	82,544	2,289,288	280,600	82,544	2,569,889	2,652,432

PROPERTIES	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

HAVERTOWN	700,611	2,958,828	—	1996(A)
MIDDLETOWN	1,262,661	566,556	—	1986(A)
NORRISTOWN	3,527,186	3,220,277	—	1984(A)
NEW KENSINGTON	2,778,144	968,163	—	1986(A)
PHILADELPHIA	700,611	2,958,828	—	1996(A)
GALLERY, PHILADELPHIA PA	8,077	250,854	—	1996(A)
PHILADELPHIA PLAZA	32,027	1,551,013	—	2005(A)
STRAUSS WASHINGTON AVENUE	2,935	1,475,153	—	2005(A)
RICHBORO	6,304,657	9,407,872	—	1986(A)
SPRINGFIELD	4,443,613	3,193,988	—	1983(A)
COUNTY LINE PLAZA	—	1,917,758	—	1995(C)
UPPER DARBY	1,186,784	4,739,520	3,553,633	1996(A)
WEST MIFFLIN	—	1,468,341	—	1986(A)
WHITEHALL	1,243,387	3,961,421	—	1996(A)
E. PROSPECT ST.	2,873,042	805,015	—	1986(A)
W. MARKET ST.	1,158,307	188,562	—	1986(A)
MARSHALL PLAZA, CRANSTON RI	1,671,170	8,603,494	—	1998(A)
CHARLESTON	2,985,259	5,845,563	—	1978(C)
CHARLESTON	2,513,046	10,399,604	—	1995(A)
FLORENCE	1,293,999	6,307,432	—	1997(A)
GREENVILLE	1,840,188	9,545,943	—	1997(A)
NORTH CHARLESTON	426,213	3,389,235	1,893,303	2000(A)
N. CHARLESTON	2,420,045	13,282,548	—	1997(A)
MADISON	4,529,624	2,263,089	—	1978(C)
HICKORY RIDGE COMMONS	358,029	2,790,974	—	2000(A)
TROLLEY STATION	2,461,420	14,116,988	10,326,649	1998(A)
RIVERGATE STATION	1,789,475	26,379,454	16,271,491	2004(A)
MARKET PLACE AT RIVERGATE	2,059,117	11,577,984	—	1998(A)
RIVERGATE, TN	2,539,035	15,658,762	—	1998(A)
CENTER OF THE HILLS, TX	2,281,045	12,755,347	—	1998(A)
ARLINGTON	477,514	4,968,066	—	1997(A)
DOWLEN CENTER	—	18,593,276	4,784,529	2002(C)
BURLESON	—	12,340,727	—	2000(C)
BAYTOWN	615,601	2,753,813	—	1996(A)
SOUTH TOWN PLAZA	—	4,981,804	3,834,842	2003(C)
LAS TIENDAS PLAZA	—	11,887,992	—	2005(C)
CORPUS CHRISTI, TX	467,576	3,684,985	—	1997(A)
DALLAS	8,985,331	2,135,600	—	1969(C)
MONTGOMERY PLAZA	—	49,757,423	32,203,702	2003(C)
GARLAND	508,966	2,091,104	—	1996(A)
CENTER AT BAYBROOK	5,367,870	31,426,157	—	1998(A)
HARRIS COUNTY	1,699,463	8,471,338	—	1997(A)
SHARPSTOWN COURT	1,125,682	6,908,740	5,626,750	1999(A)
CYPRESS TOWNE CENTER	—	22,851,395	16,133,471	2003(C)
SHOPS AT VISTA RIDGE	2,556,053	13,806,463	17,355,211	1998(A)
VISTA RIDGE PLAZA	2,471,123	14,096,714	—	1998(A)
VISTA RIDGE PHASE II	1,675,288	9,736,022	—	1998(A)
SOUTH PLAINES PLAZA, TX	1,519,901	8,078,450	4,619,061	1998(A)
LAKE WORTH TOWNE CROSSING	—	25,061,072	22,794,004	2003(C)
MESQUITE	730,778	2,594,962	—	1995(A)
MESQUITE TOWN CENTER	3,087,612	17,241,801	—	1998(A)
NEW BRAUNSFELS	215,758	3,984,242	—	2003(A)
FORUM AT OLYMPIA PARKWAY-DEV	4,648	13,595,609	—	1999(C)
FORUM AT OLYMPIA PARKWAY	—	11,309,105	9,245,910	1999(C)
PARKER PLAZA	—	7,846,946	—	2005(C)
PLANO	665,825	2,665,424	—	1996(A)
WEST OAKS	510,434	2,017,967	—	1996(A)
MARKET STREET AT WOODLANDS	—	97,638,801	66,025,722	2002(C)
OGDEN	1,355,679	4,016,620	—	1967(C)
COLONIAL HEIGHTS	539,754	3,094,116	—	1999(A)
HARRISONBURG	298,191	1,709,933	—	1999(A)
MANASSAS	1,566,562	7,660,488	—	1997(A)
RICHMOND	230,028	2,422,404	—	1999(A)

Back to Index

	INITIAL COST

PROPERTIES	LAND	BUILDING AND IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDINGS AND IMPROVEMENTS	TOTAL

RICHMOND	670,500	2,751,375	—	670,500	2,751,375	3,421,875
VALLEY VIEW SHOPPING CENTER	3,440,018	8,054,004	—	3,440,018	8,787,875	12,227,893
MANCHESTER SHOPPING CENTER	2,722,461	6,403,866	(3,694)	2,722,461	6,980,964	9,703,425
HAZEL DELL TOWNE CENTER	9,340,819	—	21,240,296	9,340,819	21,240,296	30,581,115
RACINE	1,403,082	5,612,330	2,059,250	1,403,082	7,671,580	9,074,662
CHARLES TOWN	602,000	3,725,871	10,528,897	602,000	14,254,768	14,856,768
MARTINSBURG	242,634	1,273,828	628,937	242,634	1,902,765	2,145,399
RIVERWALK PLAZA	2,708,290	10,841,674	122,699	2,708,290	10,964,373	13,672,663
BLUE RIDGE	12,346,900	71,529,796	12,239,934	23,457,942	72,658,688	96,116,630
MEXICO - PACHUCA WAL-MART	3,621,985	—	6,623,264	3,943,079	6,302,170	10,245,249
MEXICO-SAN LUIS POTOSI	5,787,073	6,860,642	549,935	6,270,189	6,927,461	13,197,650
MEXICO- SALTILLO II	11,150,023	—	5,450,759	11,544,176	5,056,606	16,600,782
BALANCE OF PORTFOLIO	46,502,142	4,492,127	38,065,263	50,045,556	43,604,091	93,649,647
					—	—

				$948,558,551	$3,611,846,996	$4,560,405,547

PROPERTIES	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

RICHMOND	563,584	2,858,291	—	1995(A)
VALLEY VIEW SHOPPING CENTER	399,655	11,828,238	—	2004(A)
MANCHESTER SHOPPING CENTER	558,551	9,144,874	—	2004(A)
HAZEL DELL TOWNE CENTER	—	30,581,115	10,785,094	2003(C)
RACINE	3,423,430	5,651,232	—	1988(A)
CHARLES TOWN	6,279,004	8,577,764	—	1985(A)
MARTINSBURG	1,668,445	476,954	—	1986(A)
RIVERWALK PLAZA	1,932,612	11,740,051	7,416,681	1999(A)
BLUE RIDGE	34,763,081	61,353,549	13,149,742	2005(A)
MEXICO - PACHUCA WAL-MART	—	10,245,249	—	2005(C)
MEXICO-SAN LUIS POTOSI	331,848	12,865,802	—	2004(A)
MEXICO- SALTILLO II	—	16,600,782	—	2005(C)
BALANCE OF PORTFOLIO	16,269,237	77,380,409	—	VARIOUS
	—	—

	$740,127,307	$3,820,278,240	$543,790,520

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

                      Buildings                                                                                15 to 50 years
                      Fixtures, building and leasehold improvements
                        (including certain identified intangible assets)              Terms of leases or useful lives, whichever is shorter

The aggregate cost for Federal income tax purposes was approximately $ 4.2 billion at December 31, 2005.

The changes in total real estate assets for the years ended December 31, 2005, 2004, and 2003 are as follows:

	2005	2004	2003

Balance, beginning of period	$4,092,222,479	$4,174,664,893	$3,421,159,067
Acquisitions	490,125,913	672,421,546	1,142,133,901
Improvements	410,280,045	195,580,447	182,351,801
Transfers from (to) unconsolidated joint ventures	(103,573,817)	(748,974,957)	(237,421,088)
Sales	(299,944,373)	(193,948,762)	(312,228,077)
Assets held for sale	(28,704,700)	(4,555,688)	(17,315,557)
Adjustment of property carrying values	—	(2,965,000)	(4,015,554)

Balance, end of period	$4,560,405,547	$4,092,222,479	$4,174,664,493

The changes in accumulated depreciation for the years ended December 31, 2005, 2004, and 2003 are as follows:

	2005	2004	2003

Balance, beginning of period	$634,641,781	$568,988,445	$516,558,123
Depreciation for year	98,591,658	96,584,738	83,563,580
Transfers from (to) unconsolidated joint ventures	27,812,350	(14,133,515)	(4,124,181)
Sales	(19,903,904)	(15,909,487)	(24,979,281)
Assets held for sale	(1,014,578)	(888,400)	(2,029,796)

Balance, end of period	$740,127,307	$634,641,781	$568,988,445

Reclassifications:
Certain Amounts in the Prior Period Have Been Reclassified in Order to Conform with the Current Period's Presentation.