Form 10-Q
period 2006-03-31
KIMCO REALTY CORP
filed 2006-05-09
CIK 879101

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

________________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

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

Yes [X]   No [_]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes [_]   No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              240,448,614 shares outstanding as of March 31, 2006.


                                     1 of 37

                                     PART I

                              FINANCIAL INFORMATION

Item 1.   Financial Statements

Condensed Consolidated Financial Statements -

   Condensed Consolidated Balance Sheets as of March 31, 2006 and
   December 31, 2005.                                                          3

   Condensed Consolidated Statements of Income for the Three Months
   Ended March 31, 2006 and 2005.                                              4

   Condensed Consolidated Statements of Comprehensive Income for
   the Three Months Ended March 31, 2006 and 2005.                             5

   Condensed Consolidated Statements of Cash Flows for the Three
   Months Ended March 31, 2006 and 2005.                                       6

Notes to Condensed Consolidated Financial Statements                           7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           24

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          32

Item 4.   Controls and Procedures                                             34

                                     PART II
                                OTHER INFORMATION

Item 1.   Legal Proceedings                                                   35

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         35

Item 3.   Defaults Upon Senior Securities                                     35

Item 4.   Submission of Matters to a Vote of Security Holders                 35

Item 5.   Other Information                                                   35

Item 6.   Exhibits                                                            35

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                       MARCH 31,   DECEMBER 31,
                                                                                         2006          2005
                                                                                      ----------   ------------
Assets:
   Operating real estate, net of accumulated depreciation
      of $742,403 and $740,127, respectively                                          $3,679,305    $3,209,158
   Investments and advances in real estate joint ventures                                782,866       735,648
   Real estate under development                                                         718,641       611,121
   Other real estate investments                                                         361,996       283,035
   Mortgages and other financing receivables                                             156,288       132,675
   Cash and cash equivalents                                                             158,878        76,273
   Marketable securities                                                                 206,577       206,452
   Accounts and notes receivable                                                          63,111        64,329
   Other assets                                                                          248,146       215,945
                                                                                      ----------    ----------
                                                                                      $6,375,808    $5,534,636
                                                                                      ==========    ==========
Liabilities:
   Notes payable                                                                      $2,212,474    $2,147,405
   Mortgages payable                                                                     400,577       315,336
   Construction loans payable                                                            261,943       228,455
   Dividends payable                                                                      82,258        78,169
   Other liabilities                                                                     315,392       255,213
                                                                                      ----------    ----------
                                                                                       3,272,644     3,024,578
                                                                                      ----------    ----------
   Minority interests                                                                    240,887       122,844
                                                                                      ----------    ----------
   Commitments and contingencies
Stockholders' equity:
   Preferred stock, $1.00 par value, authorized 3,600,000 shares
   Class F Preferred Stock, $1.00 par value, authorized 700,000 shares
      Issued and outstanding 700,000 shares                                                  700           700
      Aggregate liquidation preference $175,000
   Common stock, $.01 par value, authorized 300,000,000 shares
      Issued: 240,995,194 shares; outstanding 240,448,614 shares at March 31, 2006;
      Issued and outstanding 228,059,056 shares at December 31, 2005                       2,404         2,281
   Paid-in capital                                                                     2,735,693     2,255,332
   Retained earnings                                                                      73,792        59,855
                                                                                      ----------    ----------
                                                                                       2,812,589     2,318,168
   Accumulated other comprehensive income                                                 49,688        69,046
                                                                                      ----------    ----------
                                                                                       2,862,277     2,387,214
                                                                                      ----------    ----------
                                                                                      $6,375,808    $5,534,636
                                                                                      ==========    ==========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                                         2006        2005
                                                                      ---------   ---------
Revenues from rental property                                         $ 142,705   $ 129,314
                                                                      ---------   ---------
Rental property expenses:
      Rent                                                                2,913       2,509
      Real estate taxes                                                  17,664      16,050
      Operating and maintenance                                          17,734      17,434
                                                                      ---------   ---------
                                                                         38,311      35,993
                                                                      ---------   ---------
                                                                        104,394      93,321
Mortgage and other financing income                                       4,194       3,105
Management and other fee income                                           7,395       7,653
Depreciation and amortization                                           (29,683)    (25,369)
General and administrative expenses                                     (16,733)    (12,004)
Interest, dividends and other investment income                          12,290       4,061
Other income/(expense), net                                              12,032        (936)
Interest expense                                                        (40,020)    (28,470)
                                                                      ---------   ---------
                                                                         53,869      41,361
Provision for income taxes                                               (1,653)     (2,637)
Income from other real estate investments                                18,633      16,608
Equity in income of real estate joint ventures, net                      16,751      24,381
Minority interests in income, net                                        (5,814)     (3,136)
Gain on sale of development properties,
      net of tax of $1,209 and $3,479, respectively                       1,812       5,219
                                                                      ---------   ---------
      INCOME FROM CONTINUING OPERATIONS                                  83,598      81,796
                                                                      ---------   ---------
DISCONTINUED OPERATIONS:
   Income from discontinued operating properties                            971         993
   Gain on sale of operating properties                                  11,626       2,396
                                                                      ---------   ---------
      INCOME FROM DISCONTINUED OPERATIONS                                12,597       3,389
                                                                      ---------   ---------
Gain on transfer of operating properties, net                                --       1,595
      NET INCOME                                                         96,195      86,780
   Preferred stock dividends                                             (2,909)     (2,909)
                                                                      ---------   ---------
      NET INCOME APPLICABLE TO COMMON SHAREHOLDERS                    $  93,286   $  83,871
                                                                      =========   =========
Per common share:
   Income from continuing operations:
      -Basic                                                          $    0.35   $    0.36
                                                                      =========   =========
      -Diluted                                                        $    0.35   $    0.35
                                                                      =========   =========
   Net income :
      -Basic                                                          $    0.41   $    0.37
                                                                      =========   =========
      -Diluted                                                        $    0.40   $    0.36
                                                                      =========   =========
Weighted average shares outstanding for net income calculations:
      -Basic                                                            228,674     225,461
                                                                      =========   =========
      -Diluted                                                          233,620     234,311
                                                                      =========   =========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                             2006       2005
                                                                           --------   --------
Net income                                                                 $ 96,195   $ 86,780
                                                                           --------   --------
Other comprehensive income:
   Change in unrealized gain on marketable securities                       (18,890)     9,844
   Change in unrealized gain on foreign currency hedge agreements               190      1,802
   Foreign currency translation adjustment                                     (658)    (1,722)
                                                                           --------   --------
      Other comprehensive income                                            (19,358)     9,924
                                                                           --------   --------
Comprehensive income                                                       $ 76,837   $ 96,704
                                                                           ========   ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                                2006       2005
                                                                             ---------   --------
Cash flow from operating activities:
   Net income                                                                $  96,195   $ 86,780
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                             29,687     26,183
      Gain on sale of development properties                                    (3,021)    (8,698)
      Gain on sale/transfer of operating properties                            (11,626)    (3,991)
      Minority interests in income of partnerships, net                          5,814      3,136
      Equity in income of real estate joint ventures, net                      (16,751)   (24,381)
      Income from other real estate investments                                (17,510)   (12,325)
      Distributions of unconsolidated investments                               30,550     33,815
      Change in accounts and notes receivable                                    1,604     (5,024)
      Change in accounts payable and accrued expenses                           19,297     20,678
      Change in other operating assets and liabilities                          (1,112)    (4,501)
                                                                             ---------   --------
            Net cash flow provided by operating activities                     133,127    111,672
                                                                             ---------   --------
Cash flow from investing activities:
      Acquisition of and improvements to operating real estate                (321,622)   (50,961)
      Acquisition of and improvements to real estate under development        (123,601)   (71,862)
      Investment in marketable securities                                      (39,847)   (40,011)
      Proceeds from sale of marketable securities                               17,602      1,836
      Proceeds from transferred operating properties                            73,573     52,974
      Investments and advances to real estate joint ventures                   (73,544)   (24,623)
      Reimbursements of advances to real estate joint ventures                  34,961      8,556
      Other real estate investments                                            (95,090)    (7,915)
      Reimbursements of advances to other real estate investments               15,470      3,031
      Investment in mortgage loans receivable                                  (32,412)    (6,200)
      Collection of mortgage loans receivable                                    9,339      5,594
      Other investments                                                        (12,085)        --
      Settlement of net investment hedges                                           --    (10,126)
      Proceeds from sale of operating properties                                13,012     17,230
      Proceeds from sale of development properties                               9,776     78,083
                                                                             ---------   --------
            Net cash flow used for investing activities                       (524,468)   (44,394)
                                                                             ---------   --------
Cash flow from financing activities:
      Principal payments on debt, excluding
         normal amortization of rental property debt                              (300)        --
      Principal payments on rental property debt                                (2,525)    (1,979)
      Principal payments on construction loan financings                        (2,619)   (23,954)
      Proceeds from mortgage/construction loan financings                       67,335     63,224
      Borrowings under revolving credit facilities                               1,294         --
      Repayment of borrowings under revolving credit facilities               (234,419)   (94,102)
      Proceeds from issuance of unsecured notes                                300,000    100,000
      Financing origination costs                                               (3,084)      (730)
      Redemption of minority interests in real estate partnerships              (1,537)        --
      Dividends paid                                                           (78,169)   (71,497)
      Proceeds from issuance of stock                                          427,970     19,681
                                                                             ---------   --------
            Net cash flow provided by (used for) financing activities          473,946     (9,357)
                                                                             ---------   --------
         Change in cash and cash equivalents                                    82,605     57,921
Cash and cash equivalents, beginning of period                                  76,273     38,220
                                                                             ---------   --------
Cash and cash equivalents, end of period                                     $ 158,878   $ 96,141
                                                                             =========   ========
Interest paid during the year (net of capitalized interest
   of $4,520, and $2,447, respectively)                                      $  19,919   $ 13,396
                                                                             =========   ========
Income taxes paid during the period                                          $      22   $    382
                                                                             =========   ========

        The accompanying notes are an integral part of these consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES

                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1.   Interim Financial Statements

Principles of Consolidation -

     The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation (the "Company"), its subsidiaries, all of which are wholly-owned, and all entities in which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity in accordance with the provisions and guidance of the Financial Accounting Standards Board ("FASB") Interpretation No. 46(R), Consolidation of Variable Interest Entities ("FIN 46(R)") or meets certain criteria of a sole general partner or managing member as identified, in accordance with Emerging Issues Task Force ("EITF") Issue 04-5, Investors Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights ("EITF 04-5"). All inter-company balances and transactions have been eliminated in consolidation. The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K.

Income Taxes -

     The Company has made an election to qualify, and believes it is operating so as to qualify, as a Real Estate Investment Trust (a "REIT") for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under Sections 856 through 860 of the Internal Revenue Code, as amended (the "Code"). However, in connection with the Tax Relief Extension Act of 1999, which became effective January 1, 2001, the Company is now permitted to participate in certain activities which it was previously precluded from in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries under the Code. As such, the Company will be subject to federal and state income taxes on the income from these activities. During the three months ended March 31, 2006 and 2005, the Company's provision for federal and state income taxes was approximately $2.9 million and $6.1 million, respectively, relating to activities conducted in its taxable REIT subsidiaries.

Earnings Per Share -

     On July 21, 2005, the Company's Board of Directors declared a two-for-one split (the "Stock Split") of the Company's common stock which was effected in the form of a stock dividend paid on August 23, 2005 to stockholders of record on August 8, 2005. All share and per share data included in the accompanying Condensed Consolidated Financial Statements and Notes thereto have been adjusted to reflect this split.

     The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

                                                Three Months Ended March 31,
                                                ----------------------------
                                                      2006        2005
                                                    --------    --------
Computation of Basic Earnings Per Share:
Income from continuing operations                   $ 83,598    $ 81,796
Gain on transfer of operating properties                  --       1,595
Preferred stock dividends                             (2,909)     (2,909)
                                                    --------    --------
Income from continuing operations
   applicable to common shares                        80,689      80,482
Income from discontinued operations                   12,597       3,389
                                                    --------    --------
Net income applicable to common shares              $ 93,286    $ 83,871
                                                    ========    ========
Weighted average common shares outstanding           228,674     225,461
                                                    ========    ========
Basic Earnings Per Share:
Income from continuing operations                   $   0.35    $   0.36
Income from discontinued operations                     0.06        0.01
                                                    --------    --------
Net income                                          $   0.41    $   0.37
                                                    ========    ========
Computation of Diluted Earnings Per Share:
Income from continuing operations
   applicable to common shares                      $ 80,689    $ 80,482
Distributions on convertible units                        --(a)    1,607
                                                    --------    --------

Income from continuing operations for diluted
   earnings per share                                 80,689      82,089
Income from discontinued operations                   12,597       3,389
                                                    --------    --------
Net income for diluted earnings per common
   share                                            $ 93,286    $ 85,478
                                                    ========    ========
Weighted average common shares
   outstanding - basic                               228,674     225,461
Effect of dilutive securities:
   Stock options/deferred stock awards                 4,803       4,084
   Assumed conversion of convertible units               143(a)    4,766
                                                    --------    --------
Shares for diluted earnings per common share         233,620     234,311
                                                    ========    ========
Diluted Earnings Per Common Share:
Income from continuing operations                   $   0.35    $   0.35
Income from discontinued operations                     0.05        0.01
                                                    --------    --------
Net income                                          $   0.40    $   0.36
                                                    ========    ========

(a) For the period ended March 31, 2006, the effect of the assumed conversion of certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

     The Company maintains an equity participation plan (the "Plan") pursuant to which a maximum of 37,000,000 shares of the Company's common stock may be issued for qualified and non-qualified options and restricted stock grants. Options granted under the Plan generally vest ratably over a three or five year term, expire ten years from the date of grant and are exercisable at the market price on the date of grant, unless otherwise determined by the Board of Directors at its sole discretion. Restricted stock grants vest 100% on the fifth anniversary of the grant. In addition, the Plan provides for the granting of certain options to each of the Company's non-employee directors (the "Independent Directors") and permits such Independent Directors to elect to receive deferred stock awards in lieu of directors' fees.

     Prior to January 1, 2003, the Company accounted for the Plan under the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No.

25). Effective January 1, 2003, the Company adopted the prospective method provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123 ("SFAS No. 148"), which applies the recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") to all employee awards granted, modified or settled after January 1, 2003.

     During December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123(R)"), which is a revision of Statement 123. SFAS No. 123(R) supersedes Opinion 25. Generally, the approach in SFAS No. 123(R) is similar to the approach described in Statement 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro-forma disclosure is no longer an alternative under SFAS No. 123(R). SFAS No. 123(R) is effective for fiscal years beginning after December 31, 2005. The Company began expensing stock based employee compensation with its adoption of the prospective method provisions of SFAS No. 148, effective January 1, 2003, as a result, the adoption of SFAS No. 123(R) did not have a material impact on the Company's financial position or results of operations.

     The cost related to stock-based employee compensation included in the determination of net income for the three months ended March 31, 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. There was no difference in amounts for the three months ended March 31, 2006. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding stock awards for the three months ended March 31, 2005 (amounts presented in thousands except for per share data):

                                             For the Three Months Ended
                                                   March 31, 2005
                                             --------------------------
Net income, as reported                               $86,780
   Add: Stock based employee compensation
   expense included in reported net income              1,025
   Deduct: Total stock based employee
   compensation expense determined under
   fair value based method for all awards              (1,174)
                                                      -------
Pro Forma Net Income - Basic                          $86,631
                                                      =======
Earnings Per Share
   Basic - as reported                                $  0.37
                                                      =======
   Basic - pro forma                                  $  0.37
                                                      =======

Net income for diluted earnings per common
   share                                              $ 85,478
   Add: Stock based employee compensation
   expense included in reported net income               1,025
   Deduct: Total stock based employee
   compensation expense determined under
   fair value based method for all awards               (1,174)
                                                      --------
Pro Forma Net Income - Diluted                        $ 85,329
                                                      ========
Earnings Per Share
   Diluted - as reported                              $   0.36
                                                      ========
   Diluted - pro forma                                $   0.36
                                                      ========

     In addition, there were approximately 28,750 and 1,707,000 stock options that were anti-dilutive for the three month periods ended March 31, 2006 and 2005, respectively.

     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing formula. The more significant assumptions underlying the determination of such fair values for options granted during the three months ended March 31, 2006 and 2005, include (i) weighted average risk-free interest rates of 4.49% and 3.60%, respectively, (ii) weighted average expected option lives of 6.50 years and 3.75 years, respectively, (iii) weighted average expected volatility of 18.50% and 17.88%, respectively and (iv) weighted average expected dividend yield of 3.40% and 5.60%, respectively. The per share weighted average fair value at the dates of grant for options awarded during the three months ended March 31, 2006 and 2005 was $5.73 and $2.39, respectively.

                                                      Weighted-       Aggregate
                                                       Average        Intrinsic
                                                   Exercise Price       Value
                                        Shares        Per Share     (in millions)
                                      ----------   --------------   -------------
Options outstanding, January 1, 2006  14,551,296       $22.06
   Exercised                          (1,081,120)      $17.46
   Granted                               107,750       $34.66
   Forfeited                             (56,070)      $27.68
                                      ----------
Options outstanding, March 31, 2006   13,521,856       $22.50           $245.3
                                      ==========                        ======
Options exercisable -
   March 31, 2005                      9,434,421       $16.75           $ 96.2
                                      ==========       ======           ======
   March 31, 2006                      7,129,415       $17.68           $163.7
                                      ==========       ======           ======

     The exercise prices for option outstanding as of March 31, 2006, range from $9.13 to $40.64 per share. The weighted-average remaining contractual life for options outstanding as of March 31, 2006, was approximately 7.4 years. Options to purchase 3,698,852 shares of the Company's commons stock were available for issuance under the Plan at March 31, 2006.

     Cash received from options exercised under the Plan was approximately $18.9 million and approximately $18.0 million for the three months ended March 31, 2006 and 2005, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was approximately $20.1 million and $16.8 million, respectively.

     The Company recognized stock options expense of $1.4 million and $1.0 million for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, the Company had $12.1 million of total unrecognized compensation cost related to unvested stock compensation granted under the Company's Plan. That cost is expected to be recognized over a weighted average period of approximately 2.7 years.

New Accounting Pronouncements -

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS No. 154"), which replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

     In September 2005, the EITF issued Issue 04-5, Investor's Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights, ("EITF 04-5"). At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles. The assessment of limited partners' rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if
(i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership of limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. This issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. The impact of adopting EITF 04-5 did not have a material impact on the Company's financial position or results of operations.

2.   Operating Property Activities

Acquisitions -

     During the three months ended March 31, 2006, the Company acquired, in separate transactions, 27 operating properties, comprising an aggregate 2.2 million square feet of a gross leasable area ("GLA"), for an aggregate purchase price of approximately $512.0 million including the assumption of approximately $57.1 million of non-recourse mortgage debt encumbering seven of the properties, the issuance of approximately $113.5 million of units relating to two properties and the issuance of approximately $51.5 million of Company common stock ("Common Stock") relating to one property. Details of these transactions are as follows (in thousands):

                                                                          Purchase Price
                                                               ------------------------------------
                                                                           Debt Assumed/
                                                      Month                  Stock or                          Kimco's
     Property Name                Location          Acquired     Cash      Units Issued      Total     GLA    Interest
-------------------------   ---------------------   --------   --------   --------------   --------   -----   --------
Portfolio - 19 properties   Various: CA, NV, & HI   Jan-06     $114,430      $ 19,124      $133,554     815    100.0%
Groves at Lakeland          Lakeland, FL            Feb-06        1,500            --         1,500     105    100.0%
625 Broadway                New York, NY            Feb-06       36,600            --        36,600      83    100.0%
387 Bleecker Street         New York, NY            Feb-06        3,700            --         3,700      --    100.0%
Cupertino Village           Cupertino, CA           Mar-06       27,400        38,000        65,400     115    100.0%
Poway Center                Poway, CA               Mar-06(a)     3,500            --         3,500      16    100.0%
Plaza Centro                Caguas, PR              Mar-06       35,731        71,774(b)    107,505     438    100.0%
Los Colobos                 Carolina, PR            Mar-06       36,684        41,719(b)     78,403     343    100.0%
Hylan Plaza                 Staten Island, NY       Mar-06           --        81,800(c)     81,800     358    100.0%
                                                               --------      --------      --------   -----
                                                               $259,545      $252,417      $511,962   2,273
                                                               ========      ========      ========   =====

(a)  Acquired additional square footage of existing property.

(b)  Represents the value of units issued, see additional disclosure below.

(c) Represents the value of common stock issued by the Company relating to the merger transaction with Atlantic Realty Trust ("ART") including $30.3 million issued to the

     Company's subsidiaries representing the 37% of ART previously owned (See
     Note 10).

     During March 2006, the Company acquired interests in two shopping center properties located in Caguas and Carolina, Puerto Rico, valued at an aggregate $185.9 million. The properties were acquired through the issuance of units from a consolidated subsidiary and consist of approximately $84.4 million of floating and fixed rate redeemable units, approximately $29.1 million of redeemable units, which are redeemable at the option of the holder, and approximately $72.4 million in cash. The aggregate value of the units is included in Minority interests on the accompanying Condensed Consolidated Balance Sheets.

     Additionally during March 2006, the Company committed to acquire five additional shopping center properties located in Puerto Rico, comprising an aggregate of approximately 1.4 million square feet of GLA, with an aggregate value of approximately $262.3 million. Consideration for these additional property acquisitions will consist of approximately $41.5 million of cash, approximately $16.7 million of redeemable units, which are redeemable at the option of the holder, approximately $72.0 million of floating and fixed rate redeemable units and the assumption of approximately $132.1 million of non-recourse mortgage debt. The additional acquisitions are scheduled to close the earlier of the completion of the mortgage assumptions or December 1, 2006.

Dispositions -

     During the three months ended March 31, 2006, the Company disposed of one operating property for a sales price of approximately $37.8 million, which resulted in a gain of approximately $11.6 million and transferred four operating properties to a joint venture in which the Company has a 20% non-controlling interest for an aggregate price of approximately $92.0 million, three of which were acquired during the first quarter for approximately $62.2 million.

3.   Discontinued Operations

     The Company reports as discontinued operations properties held-for-sale and operating properties sold in the current period. The results of these discontinued operations are included in a separate component of income on the Condensed Consolidated Statements of Income under the caption Discontinued operations. This reporting has resulted in certain reclassifications of 2005 financial statement amounts.

     The components of Income from operations relating to discontinued operations for the three months ended March 31, 2006 and 2005 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2006 and 2005 and a full quarter of operations for those assets classified as held-for-sale as of March 31, 2006 (in thousands):

                                                      Three Months Ended
                                                --------------------------------
                                                March 31, 2006    March 31, 2005
                                                --------------    --------------
Discontinued Operations:
Revenues from rental property                      $ 1,380          $ 3,615
Rental property expenses                              (397)          (1,524)
                                                   -------          -------
Income from property operations                        983            2,091
Depreciation and amortization                           (4)            (814)
Interest expense                                        --             (271)
Other                                                   (8)             (13)
                                                   -------          -------
Income from discontinued operating properties          971              993
Gain on disposition of operating properties         11,626            2,396
                                                   -------          -------
Income from discontinued operations                $12,597          $ 3,389
                                                   =======          =======

     During the three months ended March 31, 2006, the Company classified as held-for-sale six shopping center properties comprising approximately 0.1 million square feet of GLA. The book value of each of these properties, aggregating approximately $24.3 million, did not exceed each of their estimated fair values. As a result, no adjustment of property carrying value has been recorded. The Company's determination of the fair value for each of these properties, aggregating approximately $29.5 million, is based upon executed contracts of sale with third parties less estimated selling costs.

4.   Ground-Up Development

     The Company is engaged in ground-up development projects which consist of
(i) merchant building through the Company's wholly-owned taxable REIT subsidiary, Kimco Developers, Inc. ("KDI"), which develops neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) U.S. ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Mexico and Canada for long-term investment. The ground-up development projects generally have substantial pre-leasing prior to the commencement of construction. As of March 31, 2006, the Company had in progress a total of 41 ground-up development projects including 28 merchant building projects, four U.S. ground-up development projects, eight ground-up development projects located throughout Mexico and one ground-up development project located in Canada.

KDI -

     During the three months ended March 31, 2006, KDI acquired three land parcels, in separate transactions, for ground-up development of shopping centers and subsequent sale thereof upon completion for an aggregate purchase price of approximately $30.7 million.

     During the three months ended March 31, 2006, KDI sold, in separate transactions, ten out-parcels for approximately $11.5 million and received approximately $5.1 million of proceeds from completed earn-out requirements on three previously sold projects. These transactions resulted in gains of approximately $1.8 million, net of income taxes of $1.2 million.

     Additionally, during the three months ended March 31, 2006, KDI obtained construction financing on two ground-up development properties for an aggregate loan amount of up to $55.2 million, of which $10.7 million was outstanding as of March 31, 2006. As of March 31, 2006, KDI had 16 loans with total commitments of up to $384.4 million of which $261.6 million has been funded. These loans have original maturities ranging from 3 to 35 months and interest rates ranging from 6.38% to 7.08% at March 31, 2006.

Long-term Investment Projects -

     During March 2006, the Company acquired land in Chambersburg, PA, for a purchase price of approximately $8.9 million. The land will be developed into a
0.4 million square foot retail center with a total estimated project cost of approximately $26.1 million.

     Additionally, during March 2006, the Company acquired land in Monterey, Mexico, for a purchase price of approximately 140.0 million pesos ("MXP") (approximately USD $12.8 million). The land will be developed into a 0.6 million square foot retail center with a total estimated project cost of approximately USD $35.6 million.

5.   FNC Realty Corporation

     On July 27, 2005, Frank's Nursery and Crafts, Inc. ("Frank's") emerged from Chapter 11 bankruptcy pursuant to a bankruptcy court approved plan of reorganization as FNC Realty Corporation ("FNC"). Pursuant to the plan of reorganization, the Company received common shares of FNC representing an approximate 27% ownership interest in exchange for its interest in Frank's. In addition, the Company acquired an additional 24.5% interest in the common shares of FNC for cash of approximately $17.0 million, thereby increasing the Company's ownership interest to approximately 51%. The Company also acquired approximately $42.0 million of fixed rate 7% convertible senior notes issued by FNC. As a result of the increase in ownership interest from 27% to 51%, the Company became the controlling shareholder and therefore, commenced consolidation of FNC effective July 27, 2005.

     As of July 27, 2005, FNC held interests in 55 properties with approximately $16.1 million of non-recourse mortgage debt encumbering 16 of the properties. These loans bear interest at fixed rates ranging from 4.00% to 7.75% and maturity dates ranging from June 2012 through June 2022. During December 2005, FNC pre-paid, without penalty, an aggregate $4.8 million of mortgage debt encumbering five of its properties. As of March 31, 2006, FNC had approximately $11.3 million of non-recourse mortgage debt encumbering 11 properties. These remaining loans bear interest at fixed rates ranging from 4.00% to 7.75% and maturity dates ranging from June 2012 through July 2014.

     The Company's investment strategy with respect to FNC includes re-tenanting, re-developing and disposition of the properties. From July 27, 2005, through December 31, 2005, FNC disposed of nine properties, in separate transactions, for an aggregate sales price of approximately $9.4 million. During the three months ended March 31, 2006, FNC disposed of an additional four properties, in separate transactions, for an aggregate sales price of approximately $13.3 million.

6.   Investments and Advances in Real Estate Joint Ventures

Kimco Income REIT -

     During 1998, the Company formed Kimco Income REIT ("KIR"), a limited partnership which the Company manages, to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages.

     The Company holds a 43.3% non-controlling limited partnership interest in KIR and accounts for its investment under the equity method of accounting. The Company's equity in income of KIR for the three months ended March 31, 2006 and 2005 was approximately $6.4 million and $11.8 million, respectively, which includes the Company's share of gains from property sales of approximately $0.7 million and $7.7 million, respectively.

     During the three months ended March 31, 2006, KIR disposed of an operating property and an out-parcel, in separate transactions, for an aggregate sales price of approximately $7.9 million. These sales resulted in an aggregate gain of approximately $1.6 million of which the Company's share was approximately $0.7 million.

     In addition, KIR has a master management agreement with the Company, whereby, the Company performs services for fees relating to the management, operation, supervision and maintenance of the joint venture properties. For each of the three months ended March 31, 2006 and 2005, the Company earned management fees of approximately $0.8 million, respectively.

     As of March 31, 2006, the KIR portfolio was comprised of 67 properties aggregating 14.1 million square feet of GLA located in 20 states.

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

     During the three months ended March 31, 2006, KROP sold three operating properties to a joint venture in which the Company has a 20% non-controlling interest for an aggregate sales price of approximately $62.2 million. These sales resulted in an aggregate gain of approximately $19.1 million. As a result of its continued 20% ownership interests in these properties, the Company has deferred recognition of its share of these gains.

     Additionally, during the three months ended March 31, 2006, KROP sold an operating property and an out-parcel in separate transactions, for an aggregate sales price of approximately $8.7 million. These sales resulted in an aggregate gain of approximately $1.6 million of which the Company's share was approximately $0.3 million.

     As of March 31, 2006, the KROP portfolio was comprised of 34 shopping center properties aggregating approximately 5.3 million square feet of GLA located in 14 states. For the three months ended March 31, 2006 and 2005, the Company recognized equity in income of KROP of approximately $0.7 million and $1.2 million, respectively. Additionally, during the three months ended March 31, 2006 and 2005, the Company earned management fees of approximately $0.9 million, respectively and acquisition fees of approximately $0.3 million for the three months ended March 31, 2005.

Other Real Estate Joint Ventures -

     During the three months ended March 31, 2006, the Company acquired, in separate transactions, 23 operating properties, through newly formed joint ventures in which the Company has non-controlling interests. These properties were acquired for an aggregate purchase price of approximately $463.6 million, including the assumption of approximately $157.0 million of non-recourse mortgage debt encumbering three of the properties. The Company accounts for its investment in these joint ventures under the equity method of accounting. Details of these transactions are as follows (in thousands):

                                                                                                   Purchase Price
                                                                             Month    -----------------------------------------
          Property Name                           Location                 Acquired     Cash       Debt       Total       GLA
---------------------------------   ------------------------------------   --------   --------   --------   --------   --------
Stabilus Building                   Salitillo, Cahuila, Mexico              Jan-06    $  2,600   $     --   $  2,600         63
American Industries (3 Locations)   Chihuahua & San Luis Postosi, Mexico    Feb-06      12,200         --     12,200        224
Copperwood Village                  Houston, TX                             Feb-06      73,850         --     73,850        350
Creme De la Creme (2 Locations)     Allen & Colleyville, TX                 Feb-06       2,409      7,229      9,638         41
Five free standing locations        CO, OR, NM, NY                          Mar-06       7,000         --      7,000        162
Edgewater Commons                   Edgewater, NJ                           Mar-06      44,104     74,250    118,354        424
Long Gate Shopping Ctr              Ellicot City, MD                        Mar-06      36,330     40,200     76,530        433
Clackamas Promenade                 Clakamas, OR                            Mar-06      35,240     42,550     77,790        237
Westmont Portfolio (8 Locations)    Various, Canada                         Mar-06      16,066     69,572     85,638        358
                                                                                      --------   --------   --------
                                                                                      $229,799   $233,801   $463,600
                                                                                      ========   ========   ========

     The Company's maximum exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments. As of March 31, 2006, the Company's carrying value in these investments approximated $782.9 million.

7.   Other Real Estate Investments

Preferred Equity Capital -

     The Company maintains a preferred equity program, which provides capital to developers and owners of real estate. During the three months ended March 31, 2006, the Company provided an aggregate of approximately $95.1 million in investment capital to developers and owners of 57 real estate properties. As of March

31, 2006, the Company's net investment under the Preferred Equity program was approximately $306.4 million relating to 185 properties. During the three months ended March 31, 2006, the Company earned from these investments approximately $9.9 million, including $4.1 million in profit participation earned from two capital transactions. During the three months ended March 31, 2005, the Company earned approximately $6.8 million from these investments including $3.1 million in profit participation earned from one capital transaction.

Kimsouth -

     During November 2002, the Company through its taxable REIT subsidiary, together with Prometheus Southeast Retail Trust, completed the merger and privatization of Konover Property Trust, which has been renamed Kimsouth Realty, Inc., ("Kimsouth"). In connection with the merger, the Company acquired 44.5% of the common stock of Kimsouth, which consisted primarily of 38 retail shopping center properties comprising approximately 4.6 million square feet of GLA. Total acquisition value was approximately $280.9 million including approximately $216.2 million in mortgage debt. The Company's investment strategy with respect to Kimsouth includes re-tenanting, repositioning and disposition of the properties. The Company accounts for its investment in Kimsouth under the equity method of accounting.

     During the three months ended March 31, 2006, Kimsouth sold an operating property for a sales price of approximately $5.0 million. For the three months ended March 31, 2006 and 2005, the Company recognized equity in income of Kimsouth of approximately $0.7 million and $5.8 million, respectively.

     As of March 31, 2006, Kimsouth consisted of four properties, including the remaining office component of an operating property sold in 2004, aggregating approximately 1.0 million square feet of GLA located in four states.

8.   Mortgages and Other Financing Receivables

     During January 2006, the Company provided approximately $16.0 million as its share of a $50.0 million junior participation in a $700.0 million first mortgage loan, in connection with a private investment firm's acquisition of a retailer. This loan participation bears interest at LIBOR plus 7.75% per annum and has a two year term with a one year extension option and is collateralized by certain real estate interests of the retailer. As of March 31, 2006, the Company's outstanding balance on this loan participation was approximately $16.0 million.

     Additionally, during January 2006, the Company provided approximately $5.2 million as its share of an $11.5 million term loan to a real estate developer for the acquisition of a 59 acre land parcel located in San Antonio, TX. This loan is interest only at a fixed rate of 11.0% for a term of one year payable monthly and collateralized by a first mortgage on the subject property. As of March 31, 2006, the

Company's outstanding balance on this loan was approximately $5.2 million.

     During February 2006, the Company committed to provide a $17.2 million credit facility at fixed rate of 8% for a term of six months to a real estate investor for the recapitalization of a discount and entertainment mall that it currently owns. As of March 31, 2006, there was no outstanding balance on this credit facility.

9.   Notes Payable

     During March 2006, the Company issued $300.0 million of fixed rate unsecured senior notes under its medium-term notes ("MTN") program. This fixed rate MTN matures March 15, 2016 and bears interest at 5.783% per annum. The proceeds from this MTN issuance were primarily used to repay a portion of the outstanding balance under the Company's U.S. revolving credit facility and for general corporate purposes.

10.  Common Stock Transactions

     During March 2006, the Company completed a primary public stock offering of 10,000,000 shares of the Company's common stock. The net proceeds from this sale of common stock, totaling approximately $405.5 million (after related transaction costs of $2.5 million) were primarily used to repay the outstanding balance under the Company's U.S. revolving credit facility, partial repayment of the outstanding balance under the Company's Canadian denominated credit facility and for general corporate purposes.

     During December 2005, the Company and Atlantic Realty Trust ("Atlantic Realty") entered into a definitive merger agreement whereby Atlantic Realty would merge with and into a wholly owned subsidiary of the Company (the "Merger"). Pursuant to the merger agreement the Company would acquire Atlantic Realty for an aggregate value equal to $82.5 million plus the amount of Atlantic Realty's cash on hand at closing and certain agreed upon expenses less merger expenses and other liabilities, including certain liabilities under Atlantic Realty's tax agreement with Ramco-Gershenson Properties Trust. The Merger consideration was paid in shares of the Company's common stock ("Common Stock") valued on the final full trading day immediately preceding the closing. Prior to the Merger the Company and its subsidiaries owned approximately 37% of the common stock of Atlantic Realty.

     The shareholders of Atlantic Realty approved the Merger on March 30, 2006, and the closing occurred on March 31, 2006. As consideration for this transaction, the Company issued Atlantic Realty shareholders 1,274,420 shares of Common Stock, excluding 748,510 shares of Common Stock that were to be received by the Company, at a price of $40.41 per share.

     The acquisition of the remaining 63% ownership interest in Atlantic has been accounted for as a step acquisition with the purchase price being allocated to the identified assets and liabilities acquired including an operating property located in Staten Island, NY, comprising approximately 0.4 million square feet of GLA.

11.  Supplemental Schedule of Non-Cash Investing / Financing Activities

     The following schedule summarizes the non-cash investing and financing activities of the Company for the three months ended March 31, 2006 and 2005 (in thousands):

                                                             2006       2005
                                                           --------   --------
Acquisition of real estate interests by issuance of
   Common Stock and/or assumption of mortgage debt         $105,483   $     --
Acquisition of real estate interest by issuance of units $113,493 $ -- Disposition/transfer of real estate interests by
   assignment of mortgage debt                             $     --   $ 40,239
Disposition/transfer of real estate interest by
   assignment of units                                     $     --   $  4,236
Proceeds held in escrow from sale of real estate
   interests                                               $ 37,051   $     --
Acquisition of real estate interest through proceeds
   held in escrow                                          $ 19,218   $     --
Declaration of dividends paid in succeeding period         $ 82,258   $ 71,892

12.  Pro Forma Financial Information

     As discussed in Note 2, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the three months ended March 31, 2006. The pro forma financial information set forth below is based upon the Company's historical Condensed Consolidated Statements of Income for the three months ended March 31, 2006 and 2005, adjusted to give effect to these transactions as of January 1, 2005.

     The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred as of January 1, 2005, nor does it purport to represent the results of future operations. (Amounts presented in millions, except per share figures.)

                                Three Months ended March 31,
                                        2006     2005
                                       ------   ------

Revenues from rental property          $151.0   $141.5
Net income                             $ 83.6   $ 80.4
Net income per common share:
   Basic                               $ 0.35   $ 0.34
                                       ======   ======
   Diluted                             $ 0.35   $ 0.34
                                       ======   ======

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

Executive Summary

     Kimco Realty Corporation is one of the nation's largest publicly-traded owners and operators of neighborhood and community shopping centers. As of April 21, 2006, the Company had interests in 1,117 properties, totaling approximately
143.2 million square feet of gross leaseable area ("GLA") located in 45 states, Canada, Mexico and Puerto Rico.

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

Results of Operations

     Revenues from rental property increased $13.4 million or 10.4% to $142.7 million for the three months ended March 31, 2006, as compared with $129.3 million for the corresponding quarter ended March 31, 2005. This net increase resulted primarily from the combined effect of (i) the acquisition of operating properties during 2005 and the three months ended March 31, 2006, providing incremental revenue for the three months ended March 31, 2006 of $10.2 million, (ii) an overall increase in shopping center portfolio occupancy to 94.6% at March 31, 2006, as compared to 93.4% at March 31, 2005 and the completion of certain development and redevelopment projects and tenant buyouts providing incremental revenues of approximately $8.4 million for the three months ended March 31, 2006 as compared to the corresponding period last year, offset by (iii) a decrease in revenues of approximately $5.2 million for the three months ended March 31, 2006, as compared to the corresponding period last year, resulting from the transfer of operating properties to various unconsolidated joint venture entities and the sale of certain properties during 2005 and the three months ended March 31, 2006.

     Rental property expenses, including depreciation and amortization, increased $6.6 million or 10.8% to $68.0 million for the three months ended March 31, 2006, as compared to $61.4 million for the corresponding quarter ended March 31, 2005. This increase is primarily due to operating property acquisitions during 2006 and 2005 which were partially offset by operating property dispositions including those transferred to various joint venture entities.

     General and administrative expenses increased approximately $4.7 million to $16.7 million for the three months ended March 31, 2006, as compared to $12.0 million in the corresponding period in 2005. This increase is primarily due to personnel related costs, including the non-cash expensing of stock options granted, attributable to the growth of the Company.

     Interest, dividends and other investment income increased approximately $8.2 million to $12.3 million for the three months ended March 31, 2006, as compared to $4.1 million for the corresponding period in 2005. This increase is primarily due to greater dividend income and realized gains on the sale of certain marketable securities during the period as compared to the same period in the preceding year.

     Other income/(expense), net increased $13.0 million to $12.0 million for the three months ended March 31, 2006, as compared to an expense of $0.9 million for the three months ended March 31, 2005. This increase results primarily from the distribution of Sears Holdings Corp. common stock received as partial settlement of the Company's Kmart pre-petition claims.

     Interest expense increased $11.6 million to $40.0 million for the three months ended March 31, 2006 as compared to $28.5 million for the corresponding period in 2005. This increase was due to higher interest rates and higher outstanding levels of debt during this period as compared to the same period in the preceding year.

     Income from other real estate investments increased $2.0 million to $18.6 million for the three months ended March 31, 2006, as compared to $16.6 million for the corresponding quarter ended March 31, 2005. This increase is primarily due to increased investment in the Company's Preferred Equity program which contributed $9.9 million, including $4.1 million of profit participations earned from two capital transactions, for the quarter ended March 31, 2006, as compared to $6.8 million for the corresponding quarter ended March 31, 2005.

     Equity in income of real estate joint ventures, net decreased $7.6 million to $16.8 million for the three months ended March 31, 2006, as compared to $24.4 million for the corresponding quarter ended March 31, 2005. This decrease is primarily attributable to (i) reduced equity in income from the Kimco Income REIT joint venture investment ("KIR") of approximately $5.4 million resulting from the sale of an operating property during 2005 which provided a gain of $17.8 million, of which the pro-rata share to the Company was $7.7 million and
(ii) a $2.3 million decrease in equity in income related to a property which incurred significant hurricane damage last year for which an insurance claim is currently being negotiated.

     Minority interest in income, net increased $2.7 million to $5.8 million for the three months ended March 31, 2006 compared to $3.1 million for the three months ended March 31, 2005. This increase was mainly attributable to the income recognized by FNC Realty from gains on property sales. The Company holds a 51% interest in FNC Realty and began consolidating this entity effective July 2005.

     During the three months ended March 31, 2006, KDI, the Company's wholly-owned development taxable REIT subsidiary sold, in separate transactions, ten out-parcels for approximately $11.5 million and received approximately $5.1 million of proceeds from completed earn-out requirements on three previously sold projects. These transactions resulted in gains of approximately $1.8 million, net of income taxes of $1.2 million.

     During the three months ended March 31, 2005, KDI sold two of its recently completed projects and ten out-parcels, in separate transactions, for approximately $82.5 million. These sales resulted in gains of approximately $5.2 million, net of income taxes of $3.5 million.

     During the three months ended March 31, 2006, the Company disposed of (i) one operating property for a sales price of approximately $37.8 million which resulted in a gain of approximately $11.6 million, and (ii) transferred another operating property to a joint venture in which the Company has a 20% non-controlling interest for a price of approximately $29.8 million.

     During the three months ended March 31, 2005, the Company (i) disposed of, in separate transactions, two operating properties for an aggregate sales price of $8.2 million, and (ii) transferred six operating properties to various co-investment ventures in which the Company has 20% non-controlling interests for an aggregate price of approximately $92.3 million. For the three months ended March 31, 2005, these transactions resulted in aggregate gains of approximately $4.0 million.

     Net income for the three months ended March 31, 2006 was $96.2 million, as compared to $86.8 million for the three months ended March 31, 2005. On a diluted per share basis, net income increased $0.04 to $0.40 for the three month period ended March 31, 2006, as compared to $0.36 for the corresponding quarter in the previous year. This increase is attributable to (i) an increased in revenues from rental properties primarily due to the acquisition of operating properties during 2005 and the three months ended March 31, 2006, (ii) increased gains on sale of operating properties for the three months ended March 31, 2006,
(iii) increased income contributed from the marketable securities portfolio as compared to the same period last year, partially offset by, (iv) a decrease in equity in income of real estate joint ventures resulting from lower gains on sales of certain joint venture operating properties during the three months ended March 31, 2006 as compared to the corresponding period in 2005, and (v) increased interest expense resulting from higher average outstanding borrowings and interest rates for the three months ended March 31, 2006 as compared to three months ended March 31 2005.

Tenant Concentration

     The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base. At March 31, 2006, the Company's five largest tenants were The Home Depot, TJX Companies, Sears Holdings, Kohl's, and Wal-Mart, which represented approximately 3.5%, 3.1%, 2.5%, 2.4% and 1.8%, respectively, of the Company's annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

     The Company's cash flow activities are summarized as follows (in millions):

                                                            Three Months Ended
                                                                March 31,
                                                            ------------------
                                                               2006     2005
                                                             -------   ------
Net cash flow provided by operating activities               $ 133.1   $111.7
Net cash flow used for investing activities                  $(526.0)  $(44.4)
Net cash flow provided by (used for) financing activities    $ 475.5   $ (9.4)

Operating Activities

     The Company anticipates that cash flows from operating activities will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short term and long term. In addition, the Company anticipates that cash on hand, borrowings under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Net cash flow provided by operating activities for the three months ended March 31, 2006, was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2006 and 2005,
(iii) new leasing, expansion and re-tenanting of core portfolio properties and
(iv) growth in the Company's joint venture and Preferred Equity programs.

Investing Activities

Acquisitions and Redevelopments -

     During the three months ended March 31, 2006, the Company expended approximately $309.6 million towards acquisition of and improvements to operating real estate.

     The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace. During the three months ended March 31, 2006, the Company expended approximately $12.0 million in connection with these major redevelopments and re-tenanting projects. The Company anticipates its capital commitment toward these and other redevelopment projects during 2006 will be approximately $70.0 million to $90.0 million. The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company's revolving lines of credit.

Investments and Advances to Real Estate Joint Ventures -

     During the three months ended March 31, 2006, the Company expended approximately $73.5 million for investments and advances to real estate joint ventures and received approximately $35.0 million from reimbursements of advances to real estate joint ventures.

Ground-up Development -

     The Company is engaged in ground-up development projects which consists of
(i) merchant building through the Company's wholly-owned taxable REIT subsidiary, KDI, which develops neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Mexico and Canada for long-term investment. All ground-up development projects generally have substantial pre-leasing prior to the commencement of construction. As of March 31, 2006, the Company had in progress a total of 41 ground-up development projects including 28 merchant building projects, four U.S. ground-up development projects, eight ground-up development projects located throughout Mexico and one ground-up development project located in Canada.

     During the three months ended March 31, 2006, the Company expended approximately $125.1 million in connection with the purchase of land and construction costs related to these projects. These projects are currently proceeding on schedule and substantially in line with the Company's budgeted costs. The Company anticipates its capital commitment during 2006 toward these and other development projects will be approximately $300 million to $350 million. The proceeds from the sales of the completed ground-up development projects, proceeds from construction loans and availability under the Company's revolving lines of credit are expected to be sufficient to fund these anticipated capital requirements.

Dispositions and Transfers -

     During the three months ended March 31, 2006, the Company received net proceeds of approximately $22.8 million relating to the sale of various operating properties and ground-up development projects and approximately $73.6 million from the transfer of operating properties to various joint ventures.

Financing Activities

     It is management's intention that the Company continually has access to the capital resources necessary to expand and develop its business. As such, the Company intends to operate with and maintain a conservative capital structure with a level of debt to total market capitalization of 50% or less. As of March 31, 2006, the Company's level of debt to total market capitalization was 22%. In addition, the Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings. The Company may, from time to time, seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives in a manner consistent with its intention to operate with a conservative debt structure.

     Since the completion of the Company's IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $4.9 billion for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.

     The Company has an $850.0 million unsecured revolving credit facility, which is scheduled to expire in July 2008. This credit facility has made available funds to both finance the purchase of properties and other investments and meet any short-term working capital requirements. As of March 31, 2006, there was no outstanding balance under this credit facility.

     Additionally, the Company has a Canadian denominated ("CAD") $250.0 million unsecured credit facility with a group of banks. This facility originally bore interest at the CDOR Rate, as defined, plus 0.50%, and is scheduled to expire in March 2008. During January 2006, the facility was amended to reduce the borrowing spread to 0.45% and to modify the covenant package to conform to the Company's $850.0 million U.S. Credit Facility. Proceeds from this facility will be used for general corporate purposes including the funding of Canadian denominated investments. As of March 31, 2006, there was CAD $70.0 million (approximately USD $59.9 million) outstanding under this credit facility.

     The Company also has a Mexican Peso denominated ("MXP") 500.0 million unsecured revolving credit facility. This facility bears interest at the TIIE Rate, as defined, plus 1.00% and is scheduled to expire in May 2008. Proceeds from this facility will be used to fund peso denominated investments. As of March 31, 2006, there was MXP 500.0 million (approximately USD $45.8 million) outstanding under this facility.

     The Company has a MTN program pursuant to which it may, from time-to-time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company's debt maturities.

     During March 2006, the Company issued $300.0 million of fixed rate unsecured senior notes under its medium-term notes ("MTN") program. This fixed rate MTN matures March 15, 2016 and bears interest at 5.783% per annum. The proceeds from this MTN issuance were primarily used to repay a portion of the outstanding balance under the Company's U.S. revolving credit facility and for general corporate purposes.

     Additionally, during March 2006, the Company completed a primary public stock offering of 10,000,000 shares of the Company's common stock. The net proceeds from this sale of common stock, totaling approximately $405.5 million (after related transaction costs of $2.5 million) were primarily used to repay the outstanding balance under the Company's U.S. revolving credit facility, partial repayment of the outstanding balance under the Company's Canadian denominated credit facility and for general corporate purposes.

     During May 2006, the Company filed a shelf registration statement on Form S-3ASR for the future offerings, from time to time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants.

     In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects. As of March 31, 2006, the Company had over 400 unencumbered property interests in its portfolio.

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

     Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. Cash dividends paid for the three months ended March 31, 2006 and 2005 were $78.2 million and $71.5 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company's primary market risk exposure is interest rate risk. The following table presents the Company's aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of March 31, 2006, with corresponding weighted-average interest rates sorted by maturity date. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The instruments actual cash flows are denominated in U.S. dollars, Canadian dollars and Mexican pesos, as indicated by geographic description ($ in USD equivalent in thousands).

                                                                                                                   Fair
                                 2006       2007       2008       2009       2010        2011+        Total        Value
                               --------   --------   --------   --------   --------   ----------   ----------   ----------
U.S Dollar Denominated
Secured Debt Fixed Rate        $  9,587   $  2,228   $ 58,839   $ 28,082   $ 19,482   $  270,265   $  388,483   $  397,204
Average Interest Rate              9.08%      6.63%      7.13%      7.61%      8.47%        7.00%        7.19%

Variable Rate                  $ 97,439   $101,824   $ 66,851   $  7,318         --   $      605   $  274,037   $  274,037
Average Interest Rate              6.85%      6.68%      6.55%      6.38%        --         7.75%        6.70%

Unsecured Debt Fixed Rate      $ 85,000   $195,000   $100,000   $180,000   $ 50,000   $1,267,000   $1,877,000   $1,876,985
Average Interest Rate              7.30%      7.14%      3.95%      6.98%      4.62%        5.41%        5.73%

Variable Rate                  $101,293         --         --         --         --           --   $  101,293   $  101,293
Average Interest Rate              4.48%        --         --         --         --           --         4.48%

Canadian Dollar Denominated
Unsecured Debt Fixed Rate            --         --         --         --   $128,458           --   $  128,458   $  125,540
Average Interest Rate                --         --         --         --       4.45%          --         4.45%

Variable Rate                        --         --   $ 59,947         --         --                $   59,947   $   59,947
Average Interest Rate                --         --       4.29%        --         --                      4.29%

Mexican Pesos Denominated
Unsecured Debt Variable Rate         --         --   $ 45,776         --         --           --   $   45,776   $   45,776
Average Interest Rate                --         --       8.84%        --         --           --         8.84%

     Based on the Company's variable-rate debt balances, interest expense would have increased by approximately $0.6 million for the three months ended March 31, 2006 if short-term interest rates were 1% higher.

     As of March 31, 2006, the Company had Canadian investments totaling CAD $399.4 million (approximately USD $342.1 million) comprised of a real estate joint venture investments and marketable securities. In addition, the Company has Mexican real estate investments of approximately MXN $2.8 billion (approximately USD $260.9 million). The foreign currency exchange risk has been partially mitigated through the use of local currency denominated debt, foreign currency forward contracts (the "Forward Contracts") and a cross currency swap (the "CC Swap") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-party to the Forward Contracts and the CC Swap. The Company believes it mitigates its credit risk by entering into the Forward Contracts and the CC Swap with major financial institutions.

     The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 2006, the Company had no other material exposure to market risk.

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

                                        KIMCO REALTY CORPORATION


May 9, 2006                             /s/ Milton Cooper
(Date)                                  ----------------------------------------
                                        Milton Cooper
                                        Chairman of the Board


May 9, 2006                             /s/ Michael V. Pappagallo
(Date)                                  ----------------------------------------
                                        Michael V. Pappagallo
                                        Chief Financial Officer