Form 10-Q
period 2006-06-30
KIMCO REALTY CORP
filed 2006-07-28
CIK 879101

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

 ______________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No[_]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b of the Exchange Act.

Large Accelerated filer [X] Accelerated filer [_] Non-accelerated filer [_]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes [_] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               240,645,899 shares outstanding as of June 30, 2006.

                                     PART I

                              FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1. Financial Statements

Condensed Consolidated Financial Statements -

   Condensed Consolidated Balance Sheets as of June 30, 2006 and
      December 31, 2005.                                                      3

   Condensed Consolidated Statements of Income for the Three
      and Six Months Ended June 30, 2006 and 2005.                            4

   Condensed Consolidated Statements of Comprehensive Income for
      the Three and Six Months Ended June 30, 2006 and 2005.                  5

   Condensed Consolidated Statements of Cash Flows for the
      Six Months Ended June 30, 2006 and 2005.                                6

Notes to Condensed Consolidated Financial Statements                          7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            28

Item 3. Quantitative and Qualitative Disclosures about Market Risk           38

Item 4. Controls and Procedures                                              39

                                  PART II
                             OTHER INFORMATION

Item 1. Legal Proceedings                                                    41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          41

Item 3. Defaults Upon Senior Securities                                      41

Item 4. Submission of Matters to a Vote of Security Holders                  41

Item 5. Other Information                                                    42

Item 6. Exhibits                                                             42

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                     JUNE 30,    DECEMBER 31,
                                                                                       2006          2005
                                                                                    ----------   ------------
Assets:
   Operating real estate, net of accumulated depreciation
      of $768,973 and $740,127, respectively                                        $3,856,241    $3,209,158
   Investments and advances in real estate joint ventures                              817,953       735,648
   Real estate under development                                                       809,024       611,121
   Other real estate investments                                                       388,466       283,035
   Mortgages and other financing receivables                                           142,017       132,675
   Cash and cash equivalents                                                           122,346        76,273
   Marketable securities                                                               203,479       206,452
   Accounts and notes receivable                                                        65,548        64,329
   Other assets                                                                        356,776       215,945
                                                                                    ----------    ----------
                                                                                    $6,761,850    $5,534,636
                                                                                    ==========    ==========
Liabilities:
   Notes payable                                                                    $2,389,037    $2,147,405
   Mortgages payable                                                                   488,111       315,336
   Construction loans payable                                                          261,706       228,455
   Dividends payable                                                                    82,323        78,169
   Other liabilities                                                                   338,594       255,213
                                                                                    ----------    ----------
                                                                                     3,559,771     3,024,578
                                                                                    ----------    ----------
   Minority interests                                                                  308,799       122,844
                                                                                    ----------    ----------
   Commitments and contingencies
Stockholders' equity:
   Preferred stock, $1.00 par value, authorized 3,600,000 shares
   Class F Preferred Stock, $1.00 par value, authorized 700,000  shares
      Issued and outstanding 700,000 shares                                                700           700
      Aggregate liquidation preference $175,000
   Common stock, $.01 par value, authorized 300,000,000 shares
      Issued 241,192,479 shares; outstanding 240,645,899 shares at June 30, 2006;
      Issued and outstanding 228,059,056 shares at December 31, 2005                     2,406         2,281
   Paid-in capital                                                                   2,740,934     2,255,332
   Retained earnings                                                                   100,213        59,855
                                                                                    ----------    ----------
                                                                                     2,844,253     2,318,168
   Accumulated other comprehensive income                                               49,027        69,046
                                                                                    ----------    ----------
                                                                                     2,893,280     2,387,214
                                                                                    ----------    ----------
                                                                                    $6,761,850    $5,534,636
                                                                                    ==========    ==========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                             JUNE 30,              JUNE 30,
                                                                       -------------------   -------------------
                                                                         2006       2005       2006       2005
                                                                       --------   --------   --------   --------
Revenues from rental property                                          $151,502   $125,824   $293,314   $254,274
                                                                       --------   --------   --------   --------
Rental property expenses:
   Rent                                                                   2,944      2,603      5,857      5,113
   Real estate taxes                                                     19,904     16,209     37,455     32,151
   Operating and maintenance                                             17,820     13,513     35,427     30,810
                                                                       --------   --------   --------   --------
                                                                         40,668     32,325     78,739     68,074
                                                                       --------   --------   --------   --------
                                                                        110,834     93,499    214,575    186,200
Mortgage and other financing income                                       8,716      3,465     12,910      6,570
Management and other fee income                                          12,340      7,477     19,735     15,130
Depreciation and amortization                                           (35,673)   (26,714)   (65,121)   (51,854)
General and administrative expenses                                     (16,567)   (12,747)   (33,300)   (24,750)
Interest, dividends and other investment income                          12,054      4,410     24,344      8,472
Other (expense)/income, net                                              (3,134)    12,093      8,898     11,156
Interest expense                                                        (42,010)   (30,239)   (81,912)   (58,635)
                                                                       --------   --------   --------   --------
                                                                         46,560     51,244    100,129     92,289
Benefit/(provision) for income taxes                                      3,257     (2,252)     1,680     (4,827)
Income from other real estate investments                                15,430     11,684     33,747     28,013
Equity in income of real estate joint ventures, net                      26,761     14,707     43,512     39,088
Minority interests in income, net                                        (8,053)    (3,881)   (13,816)    (6,970)
Gain on sale of development properties,
   net of tax of $4,423, $3,664, $5,632, and $7,143, respectively         6,635      5,495      8,447     10,714
                                                                       --------   --------   --------   --------
      INCOME FROM CONTINUING OPERATIONS                                  90,590     76,997    173,699    158,307
                                                                       --------   --------   --------   --------
DISCONTINUED OPERATIONS:
   Income from discontinued operating properties                            614      1,865      2,125      3,391
   Minority interest in income from discontinued operating properties    (1,470)       (31)    (1,521)       (78)
   Loss on operating properties held for sale/sold                         (813)    (2,615)      (813)    (2,615)
   Gain on disposition of operating properties, net of taxes             18,429      7,065     30,055      9,461
                                                                       --------   --------   --------   --------
      INCOME FROM DISCONTINUED OPERATIONS                                16,760      6,284     29,846     10,159
                                                                       --------   --------   --------   --------
Gain on transfer of operating properties                                  1,394        706      1,394      2,301
Loss on transfer of operating properties                                     --       (150)        --       (150)
                                                                       --------   --------   --------   --------
                                                                          1,394        556      1,394      2,151
                                                                       --------   --------   --------   --------
      NET INCOME                                                        108,744     83,837    204,939    170,617
   Preferred stock dividends                                             (2,909)    (2,909)    (5,819)    (5,819)
                                                                       --------   --------   --------   --------
      NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                      $105,835   $ 80,928   $199,120   $164,798
                                                                       ========   ========   ========   ========
Per common share:
   Income from continuing operations:
      -Basic                                                           $   0.37   $   0.33   $   0.72   $   0.68
                                                                       ========   ========   ========   ========
      -Diluted                                                         $   0.36   $   0.32   $   0.71   $   0.67
                                                                       ========   ========   ========   ========
   Net income:
      -Basic                                                           $   0.44   $   0.36   $   0.85   $   0.73
                                                                       ========   ========   ========   ========
      -Diluted                                                         $   0.43   $   0.35   $   0.83   $   0.72
                                                                       ========   ========   ========   ========
Weighted average shares outstanding for net income calculations:
      -Basic                                                            240,554    226,435    234,647    225,951
                                                                       ========   ========   ========   ========
      -Diluted                                                          246,048    230,545    240,065    230,042
                                                                       ========   ========   ========   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KIMCO REALTY CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    Three Months Ended     Six Months Ended
                                                                         June 30,              June 30,
                                                                    ------------------   -------------------
                                                                      2006       2005      2006       2005
                                                                    --------   -------   --------   --------
Net income                                                          $108,744   $83,837   $204,939   $170,617
                                                                    --------   -------   --------   --------
Other comprehensive income:
   Change in unrealized gain/(loss) on marketable securities          (3,390)    8,446    (22,280)    18,290
   Change in unrealized gain on foreign currency hedge agreements        149     1,702        339      3,504
   Foreign currency translation adjustment                             2,580      (616)     1,922     (2,338)
                                                                    --------   -------   --------   --------
      Other comprehensive income                                        (661)    9,532    (20,019)    19,456
                                                                    --------   -------   --------   --------
Comprehensive income                                                $108,083   $93,369   $184,920   $190,073
                                                                    ========   =======   ========   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   KIMCO REALTY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                            -----------------------
                                                                               2006         2005
                                                                            ---------   -----------
Cash flow from operating activities:
   Net income                                                               $ 204,939   $   170,617
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                            65,527        53,892
      Loss on operating properties held for sale/sold/transferred                 813         2,765
      Gain on sale of development properties                                  (14,079)      (17,857)
      Gain on sale/transfer of operating properties                           (33,537)      (11,762)
      Minority interests in income of partnerships, net                        15,336         7,048
      Equity in income of  real estate joint ventures, net                    (43,512)      (39,088)
      Income from other real estate investments                               (25,696)      (19,534)
      Distributions of unconsolidated investments                              69,237        57,862
      Change in accounts and notes receivable                                     545        (7,074)
      Change in accounts payable and accrued expenses                          16,810         2,043
      Change in other operating assets and liabilities                        (16,248)       (4,887)
                                                                            ---------   -----------
            Net cash flow provided by operating activities                    240,135       194,025
                                                                            ---------   -----------
Cash flow from investing activities:
      Acquisition of and improvements to operating real estate               (395,144)     (207,177)
      Acquisition of and improvements to real estate under development       (240,860)     (145,313)
      Investment in marketable securities                                     (53,641)      (55,261)
      Proceeds from sale of marketable securities                              38,736         8,753
      Proceeds from transferred operating properties                           77,003        88,665
      Investments and advances to real estate joint ventures                 (132,919)      (83,101)
      Reimbursements of advances to real estate joint ventures                 62,821        54,001
      Other real estate investments                                          (135,924)      (51,476)
      Reimbursements of advances to other real estate investments              26,326         5,768
      Investment in mortgage loans receivable                                 (89,130)      (34,763)
      Collection of mortgage loans receivable                                  79,627        32,928
      Other investments                                                       (95,533)           --
      Settlement of net investment hedges                                          --       (18,754)
      Proceeds from sale of operating properties                               53,729        33,644
      Proceeds from sale of development properties                             71,516       139,041
                                                                            ---------   -----------
            Net cash flow used for investing activities                      (733,393)     (233,045)
                                                                            ---------   -----------
Cash flow from financing activities:
      Principal payments on debt, excluding normal amortization of
         rental property debt                                                 (12,056)      (30,969)
      Principal payments on rental property debt                               (4,970)       (4,024)
      Principal payments on construction loan financings                      (32,963)      (38,608)
      Proceeds from mortgage/construction loan financings                      97,573       100,233
      Borrowings under revolving credit facilities                            171,068            --
      Repayment of borrowings under revolving credit facilities              (234,419)     (146,739)
      Proceeds from issuance of unsecured notes                               300,000       422,429
      Repayment of unsecured notes/term loan                                       --      (130,250)
      Financing origination costs                                              (9,246)       (4,524)
      Redemption of minority interests in real estate partnerships             (7,132)       (4,358)
      Dividends paid                                                         (160,427)     (143,389)
      Proceeds from issuance of stock                                         431,903        28,376
                                                                            ---------   -----------
            Net cash flow provided by financing activities                    539,331        48,177
                                                                            ---------   -----------
         Change in cash and cash equivalents                                   46,073         9,157
Cash and cash equivalents, beginning of period                                 76,273        38,220
                                                                            ---------   -----------
Cash and cash equivalents, end of period                                    $ 122,346   $    47,377
                                                                            =========   ===========
Interest paid during the year (net of capitalized interest of $9,646,
   and $5,350, respectively)                                                $  72,201   $    60,019
                                                                            =========   ===========
Income taxes paid during the period                                         $   3,350   $     7,338
                                                                            =========   ===========

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

Income Taxes -

     The Company has made an election to qualify, and believes it is operating so as to qualify, as a Real Estate Investment Trust (a "REIT") for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under Sections 856 through 860 of the Internal Revenue Code, as amended (the "Code"). However, in connection with the Tax Relief Extension Act of 1999, which became effective January 1, 2001, the Company is now permitted to participate in certain activities which it was previously precluded from in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries under the Code. As such, the Company will be subject to federal and state income taxes on the income from these activities. During the six months ended June 30, 2006 and 2005, the Company's provision for federal and state income taxes was approximately $4.0 million and $12.0 million, respectively, relating to activities conducted in its taxable REIT subsidiaries.

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

     The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

                                                    Three Months Ended     Six Months Ended
                                                         June 30,              June 30,
                                                   -------------------   -------------------
                                                     2006       2005       2006       2005
                                                   --------   --------   --------   --------
Computation of Basic Earnings Per Share:
   Income from continuing operations               $ 90,590   $ 76,997   $173,699   $158,307
   Gain on transfer of operating properties, net      1,394        556      1,394      2,151
   Preferred stock dividends                         (2,909)    (2,909)    (5,819)    (5,819)
                                                   --------   --------   --------   --------
   Income from continuing operations
      applicable to common shares                    89,075     74,644    169,274    154,639
   Income from discontinued operations               16,760      6,284     29,846     10,159
                                                   --------   --------   --------   --------
   Net income applicable to common shares          $105,835   $ 80,928   $199,120   $164,798
                                                   ========   ========   ========   ========
   Weighted average common shares
      outstanding                                   240,554    226,435    234,647    225,951
                                                   ========   ========   ========   ========
Basic Earnings Per Share:
   Income from continuing operations               $   0.37   $   0.33   $   0.72   $   0.68
   Income from discontinued operations                 0.07       0.03       0.13       0.05
                                                   --------   --------   --------   --------
   Net income                                      $   0.44   $   0.36   $   0.85   $   0.73
                                                   ========   ========   ========   ========

Computation of Diluted Earnings Per Share:
   Income from continuing operations
      applicable to common shares                   $ 89,075   $ 74,644   $169,274   $154,639
   Distributions on convertible units (a)                209         --        363         --
                                                    --------   --------   --------   --------
   Income from continuing operations for diluted
      earnings per share                              89,284     74,644    169,637    154,639
   Income from discontinued operations                16,760      6,284     29,846     10,159
                                                    --------   --------   --------   --------
   Net income for diluted earnings per share        $106,044   $ 80,928   $199,483   $164,798
                                                    ========   ========   ========   ========
   Weighted average common shares outstanding
      - basic                                        240,554    226,435    234,647    225,951
   Effect of dilutive securities:
      Stock options                                    4,861      4,110      4,864      4,091
      Assumed conversion of convertible units (a)        633         --        554         --
                                                    --------   --------   --------   --------
         Shares for diluted earnings per share       246,048    230,545    240,065    230,042
                                                    ========   ========   ========   ========
Diluted Earnings Per Share:
   Income from continuing operations                $   0.36   $   0.32   $   0.71   $   0.67
   Income from discontinued operations                  0.07       0.03       0.12       0.05
                                                    --------   --------   --------   --------
   Net income                                       $   0.43   $   0.35   $   0.83   $   0.72
                                                    ========   ========   ========   ========

     (a) For the three and six months ended June 30, 2006 and 2005, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

     The Company maintains an equity participation plan (the "Plan") pursuant to which a maximum of 42,000,000 shares of the Company's common stock may be issued for qualified and non-qualified options and restricted stock grants. Options granted under the Plan generally vest ratably over a three or five year term, expire ten years from the date of grant and are exercisable at the market price on the date of grant, unless otherwise determined by the Board of Directors at its sole discretion. Restricted stock grants vest 100% on the fifth anniversary of the grant. In addition, the Plan provides for the granting of certain options to each of the Company's non-employee directors (the "Independent Directors") and permits such Independent Directors to elect to receive deferred stock awards in lieu of directors' fees.

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

     The cost related to stock-based employee compensation included in the determination of net income for the three and six months ended June 30, 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No.
123. There was no difference in amounts for the three and six months ended June 30, 2006. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding stock awards for the three and six months ended June 30, 2005 (amounts presented in thousands except for per share data):

                                                  Three Months      Six Months
                                                 Ended June 30,   Ended June 30,
                                                      2005             2005
                                                 --------------   --------------
Net income, as reported                             $83,837          $170,617
   Add: Stock based employee compensation
      expense included in reported net income         1,047             2,072
   Deduct: Total stock based employee
      compensation expense determined under
      fair value based method for all awards         (1,197)           (2,371)
                                                    -------          --------

Pro Forma Net income - Basic                        $83,687          $170,318
                                                    =======          ========
Earnings Per Share
   Basic - as reported                              $  0.36          $   0.73
                                                    =======          ========
   Basic - pro forma                                $  0.36          $   0.73
                                                    =======          ========
Net income for diluted earnings per share           $80,928          $168,012
   Add: Stock based employee compensation
      expense included in reported net income         1,047             2,072
   Deduct: Total stock based employee
      compensation expense determined under
      fair value based method for all awards         (1,197)           (2,371)
                                                    -------          --------
Pro Forma Net income - Diluted                      $80,778          $167,713
                                                    =======          ========
Earnings Per Share
   Diluted - as reported                            $  0.35          $   0.72
                                                    =======          ========
   Diluted - pro forma                              $  0.35          $   0.72
                                                    =======          ========

     In addition, there were approximately 63,750 and 3,405,000 stock options that were anti-dilutive as of June 30, 2006 and 2005, respectively.

     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing formula. The more significant assumptions underlying the determination of such fair values for options granted during the three and six months ended June 30, 2006 and 2005 were as follows:

                                              Three Months       Six Months
                                             Ended June 30,    Ended June 30,
                                            ---------------   ---------------
                                             2006     2005     2006     2005
                                            ------   ------   ------   ------
Weighted average fair value of options
   granted                                  $ 5.44   $ 2.57   $ 4.82   $ 3.77
Weighted average risk-free interest rates     5.00%    3.78%    4.75%    3.69%
Weighted average expected option lives        6.50     3.75     6.50     3.75
Weighted average expected volatility         17.68%   17.92%   17.56%   17.90%
Weighted average expected dividend
   yield                                      4.45%    5.48%    4.66%    5.54%

                                                       Weighted-       Aggregate
                                                        Average        Intrinsic
                                                    Exercise Price       Value
                                         Shares        Per Share     (in millions)
                                       ----------   --------------   -------------
Options outstanding, January 1, 2006   14,551,296       $22.06
   Exercised                           (1,081,120)      $17.46
   Granted                                107,750       $34.66
   Forfeited                              (56,070)      $27.68
                                       ----------
Options outstanding, March 31, 2006    13,521,856       $22.50           $245.3
   Exercised                             (167,375)      $16.17
   Granted                                 93,500       $36.97
   Forfeited                              (41,514)      $28.67
                                       ----------
Options Outstanding, June 30, 2006     13,406,467       $22.66           $185.4
                                       ==========
Options exercisable -
   June 30, 2005                        9,339,551       $17.01           $113.4
                                       ==========       ======           ======
   June 30, 2006                        7,120,483       $17.82           $132.9
                                       ==========       ======           ======

     The exercise prices for option outstanding as of June 30, 2006, range from $9.46 to $40.64 per share. The weighted-average remaining contractual life for options outstanding as of June 30, 2006, was approximately 7.1 years. Options to purchase 8,605,352 shares of the Company's commons stock were available for issuance under the Plan at June 30, 2006.

     Cash received from options exercised under the Plan was approximately $21.6 million and $24.6 million for the six months ended June 30, 2006 and 2005, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was approximately $3.4 million and $23.6 million, respectively, and was approximately $6.2 million and $23.0 million, respectively, for the corresponding 2005 periods.

     The Company recognized stock options expense of $1.4 million and $2.8 million for the three and six months ended June 30, 2006, respectively and $1.0 million and $2.1 million for the three and six months ended June 30, 2005, respectively. As of June 30, 2006, the Company had $11.1 million of total unrecognized compensation cost related to unvested stock compensation granted under the Company's Plan. That cost is expected to be recognized over a weighted average period of approximately 2.7 years.

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

     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"), regarding accounting for and disclosure of uncertain tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on the Company's results of operations and financial position.

2.   Operating Property Activities

Acquisitions -

     During the six months ended June 30, 2006, the Company acquired, in separate transactions, 33 operating properties, comprising an aggregate 3.2 million square feet of a gross leasable area ("GLA"), for an aggregate purchase price of approximately $680.5 million including the assumption of approximately $133.5 million of non-recourse mortgage debt encumbering eleven of the properties, issuance of approximately $169.0 million of redeemable units relating to six properties and the issuance of approximately $51.5 million of Company common stock ("Common Stock") relating to one property. Details of these transactions are as follows (in thousands):

                                                                            Purchase Price
                                                                 -----------------------------------
                                                                            Debt Assumed/
                                                      Month                   Stock or
Property Name               Location                 Acquired      Cash     Units Issued      Total     GLA
-------------------------   ---------------------   ----------   --------   -------------   --------   -----
Portfolio - 19 properties   Various: CA, NV, & HI   Jan-06       $114,430    $ 19,124       $133,554     815
Groves at Lakeland          Lakeland, FL            Feb-06          1,500          --          1,500     105
625 Broadway                New York, NY            Feb-06         36,600          --         36,600      83
387 Bleecker Street         New York, NY            Feb-06          3,700          --          3,700      --
Cupertino Village           Cupertino, CA           Mar-06         27,400      38,000         65,400     115
Poway Center                Poway, CA               Mar-06 (a)      3,500          --          3,500      16
Plaza Centro                Caguas, PR              Mar-06         35,731      71,774(b)     107,505     438
Los Colobos                 Carolina, PR            Mar-06         36,684      41,719(b)      78,403     343
Hylan Plaza                 Staten Island, NY       Mar-06             --      81,800(c)      81,800     358
Tyler St Plaza              Riverside, CA           Apr-06         10,100          --         10,100      86
Market at Bay Shore         Bay Shore, NY           Apr-06             --      39,673(d)      39,673     177
Pathmark S.C.               Centereach, NY          Apr-06             --      21,955(d)      21,955     102
Western Plaza               Mayaguez, PR            June-06         3,500      30,340(d)      33,840     226
Mallside Plaza              Portland, ME            Jun-06         23,100          --         23,100      91
Pearl Towers                Albany, NY              Jun-06             --      39,868(d)      39,868     253
                                                                 --------    --------       --------   -----
                                                                 $296,245    $384,253       $680,498   3,208
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

(d) Represents the value of units issued and debt assumed, see additional disclosure below.

     During the six months ended June 30, 2006, the Company acquired interests in three shopping center properties located in Caguas, Carolina and Mayaguez, Puerto Rico, valued at an aggregate $219.1 million. The properties were acquired through the issuance of units from a consolidated subsidiary and consist of approximately $94.7 million of floating and fixed rate redeemable units, approximately $31.1 million of redeemable units, which are redeemable at the option of the holder, the assumption of approximately $18.0 million of non-recourse mortgage debt encumbering one of the properties and approximately $75.3 million in cash. The Company has the option to settle the redemption of the $31.1 million redeemable units with Common Stock or cash. The aggregate value of the units is included in Minority interests on the accompanying Condensed Consolidated Balance Sheets.

     The Company has committed to acquire four additional shopping center properties located in Puerto Rico, comprising an aggregate of approximately 1.2 million square feet of GLA, with an aggregate value of approximately $229.1 million. Consideration for these additional property acquisitions will consist of approximately $38.6 million of cash, approximately $14.7 million of redeemable units, which are redeemable at the option of the holder, approximately $61.7 million of floating and fixed rate redeemable units and the assumption of approximately $114.1 million of non-recourse mortgage debt. The Company has the option to settle the redemption of the $14.7 million redeemable units with Common Stock or cash. The additional acquisitions are scheduled to close the earlier of the completion of the mortgage assumptions or December 1, 2006.

     During April 2006, the Company acquired interests in two shopping center properties located in Bay Shore and Centereach, NY, valued at an aggregate $61.6 million. The properties were acquired through the issuance of units from a consolidated subsidiary and consist of approximately $24.2 million of redeemable units, which are redeemable at the option of the holder, approximately $14.0 million of fixed rate redeemable units and the assumption of approximately $23.4 million of non-recourse mortgage debt. The Company has the option to settle the redemption of the $24.2 million redeemable units with Common Stock or cash. The aggregate value of the units is included in Minority interests on the accompanying Condensed Consolidated Balance Sheets.

     During June 2006, the Company acquired interest in an office property located in Albany, NY valued at approximately $39.9 million. The property was acquired through the issuance of approximately $5.0 million of redeemable units from a consolidated subsidiary, which are redeemable at the option of the holder after one year, and the assumption of approximately $34.9 million of non-recourse mortgage debt. The Company has the option to settle the redemption with Common Stock or cash. The aggregate value of the units is included in Minority interests on the accompanying Condensed Consolidated Balance Sheets.

Dispositions -

     During the six months ended June 30, 2006, the Company disposed of 13 operating properties for an aggregate sales price of approximately $121.9 million, which resulted in a net gain of approximately $29.2 million, net of income taxes of $2.2 million relating to the sale of one property, and transferred five operating properties to joint ventures in which the Company has 20% non-controlling interests for an aggregate price of approximately $95.4 million, which resulted in a gain of approximately $1.4 million.

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

     The components of Income from operations related to discontinued operations for the three and six months ended June 30, 2006 and 2005 are shown below. These include the results of operations through the date of sale for each property sold during 2006 and 2005 and the operations for the applicable period for those assets classified as held-for-sale as of June 30, 2006 (in thousands):

                                     Three Months Ended       Six Months
                                          June 30,          Ended June 30,
                                     ------------------   -----------------
                                       2006       2005      2006      2005
                                     -------    -------   -------   -------
Discontinued operations:
Revenues from rental property        $ 1,118    $ 3,758   $ 3,392   $ 8,237
Rental property expenses                (466)    (1,250)   (1,103)   (3,019)
                                     -------    -------   -------   -------
Income from property operations          652      2,508     2,289     5,218
Depreciation and amortization           (167)      (995)     (406)   (2,038)
Interest expense                         (93)        --      (208)     (172)
Other                                    222        352       450       383
                                     -------    -------   -------   -------
Income from discontinued operating
   properties                            614      1,865     2,125     3,391
Provision for income taxes            (2,124)        --    (2,200)       --
Minority interest in income from
   discontinued operating
   properties                         (1,470)       (31)   (1,521)      (78)
Loss on operating properties held
   for sale/sold                        (813)    (2,615)     (813)   (2,615)

Gain on disposition of operating
   properties                         20,553      7,065    32,255     9,461
                                     -------    -------   -------   -------
Income from discontinued
   operations                        $16,760    $ 6,284   $29,846   $10,159
                                     =======    =======   =======   =======

     During the three months ended March 31, 2006, the Company classified as held-for-sale six shopping center properties comprising approximately 0.1 million square feet of GLA. The book value of each of these properties, aggregating approximately $24.3 million, did not exceed each of their estimated fair values. As a result, no adjustment of property carrying value had been recorded. The Company's determination of the fair value for each of these properties, aggregating approximately $29.5 million, was based upon executed contracts of sale with third parties less estimated selling costs. The Company completed the sale of these properties during the quarter ended June 30, 2006.

     During the three months ended June 30, 2006, the Company classified as held-for-sale two shopping center properties comprising approximately 0.3 million square feet of GLA. The book value of each of these properties, aggregating approximately $2.5 million, did not exceed each of their estimated fair values. As a result, no adjustment of property carrying value has been recorded. The Company's determination of the fair value for each of these properties, aggregating approximately $8.1 million, is based primarily upon executed contracts of sale with third parties less estimated selling costs.

4.   Ground-Up Development

     The Company is engaged in ground-up development projects which consist of
(i) merchant building through the Company's wholly-owned taxable REIT subsidiary, Kimco Developers, Inc. ("KDI"), which develops neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) U.S. ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Mexico and Canada for long-term investment. The ground-up development projects generally have substantial pre-leasing prior to the commencement of construction. As of June 30, 2006, the Company had in progress a total of 41 ground-up development projects including 26 merchant building projects, five U.S. ground-up development projects and ten ground-up development projects located throughout Mexico.

KDI -

     During the six months ended June 30, 2006, KDI acquired nine land parcels, in separate transactions, for the ground-up development of shopping centers and subsequent sale thereof upon completion for an aggregate purchase price of approximately $37.2 million.

     During the six months ended June 30, 2006, KDI sold, in separate transactions, two recently completed projects and 19 out-parcels for approximately $73.1 million. These transactions resulted in gains of approximately $8.4 million, net of income taxes of $5.6 million.

     Additionally, during the six months ended June 30, 2006, KDI obtained construction financing on two ground-up development properties for an aggregate loan amount of up to $55.2 million, of which $12.6 million was outstanding as of June 30, 2006. As of June 30, 2006, KDI had 14 loans with total commitments of up to $350.7 million of which $261.3 million has been funded. These loans have original maturities ranging from 3 to 32 months and interest rates ranging from 6.90% to 7.60% at June 30, 2006.

Long-term Investment Projects -

     During March 2006, the Company acquired land in Chambersburg, PA, for a purchase price of approximately $8.9 million. The land will be developed into a
0.4 million square foot retail center with a total estimated project cost of approximately $26.1 million.

     During the six months ended June 30, 2006, the Company acquired in separate transactions, land in Monterey and Guadalajara, Mexico, for an aggregate purchase price of approximately 487.5 million pesos ("MXP") (approximately USD $44.4 million). The land will be developed into retail centers aggregating 1.1 million square feet. Total estimated project costs are approximately USD $118.6 million.

     During June 2006, the Company acquired, through a newly formed joint venture in which the Company has a non-controlling interest, a 0.1 million square foot development project in Puerta Vallarta, Mexico for a purchase price of 65.4 million MXP (approximately USD $5.7 million). Total estimated project costs are approximately USD $7.0 million. The Company accounts for this investment under the equity method of accounting.

     During June 2006, the Company transferred 50% of its 60% interest in a development property located in Tijuana Baja, CA, to a joint venture partner for approximately $6.4 million, which approximated its carrying value. As a result of this transaction, the Company now holds a 30% non-controlling interest and continues to account for its investment under the equity method of accounting.

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

     As of July 27, 2005, FNC held interests in 55 properties with approximately $16.1 million of non-recourse mortgage debt encumbering 16 of the properties. These loans bear interest at fixed rates ranging from 4.00% to 7.75% and maturity dates ranging from June 2012 through June 2022. During December 2005, FNC pre-paid, without penalty, an aggregate $4.8 million of mortgage debt encumbering five of its properties. As of June 30, 2006, FNC had approximately $11.1 million of non-recourse mortgage debt encumbering 11 properties. These remaining loans bear interest at fixed rates ranging from 4.00% to 7.75% and maturity dates ranging from May 2012 through July 2014.

     The Company's investment strategy with respect to FNC includes re-tenanting, re-developing and disposition of the properties. From July 27, 2005, through December 31, 2005, FNC disposed of nine properties, in separate transactions, for an aggregate sales price of approximately $9.4 million. During the six months ended June 30, 2006, FNC disposed of an additional four properties and one out-parcel, in separate transactions, for an aggregate sales price of approximately $13.8 million.

6.   Investment and Advances in Real Estate Joint Ventures

Kimco Income REIT -

     During 1998, the Company formed Kimco Income REIT ("KIR"), a limited partnership which the Company manages, established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages.

     The Company holds a 43.3% non-controlling limited partnership interest in KIR and accounts for its investment under the equity method of accounting. The Company's equity in income of KIR for the six months ended June 30, 2006 and 2005 was approximately $11.8 million and $16.8 million, respectively, which includes the Company's share of gains from property sales of approximately $0.7 million and $7.7 million, respectively.

     During the six months ended June 30, 2006, KIR disposed of an operating property and an out-parcel, in separate transactions, for an aggregate sales price of approximately $7.9 million. These sales resulted in an aggregate gain of approximately $1.6 million of which the Company's share was approximately $0.7 million.

     In addition, KIR has a master management agreement with the Company, whereby, the Company performs services for fees relating to the management, operation, supervision and maintenance of the joint venture properties. For the six months ended June 30, 2006 and 2005, the Company earned management fees of approximately $1.7 million and $1.6 million, respectively.

     As of June 30, 2006, the KIR portfolio was comprised of 67 properties aggregating 14.1 million square feet of GLA located in 20 states.

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

     During the six months ended June 30, 2006, KROP acquired one operating property from the Company for an aggregate purchase price of approximately $3.5 million.

     During the six months ended June 30, 2006, KROP sold three operating properties to a joint venture in which the Company has a 20% non-controlling interest for an aggregate sales price of approximately $62.2 million. These sales resulted in an aggregate gain of approximately $26.7 million. As a result of its continued 20% ownership interests in these properties, the Company has deferred recognition of its share of these gains.

     Additionally, during the six months ended June 30, 2006, KROP sold five operating properties and two out-parcels in separate transactions, for an aggregate sales price of approximately $108.8 million. These sales resulted in an aggregate gain of approximately $33.0 million of which the Company's share was approximately $6.6 million.

     As of June 30, 2006, the KROP venture consisted of 30 properties aggregating 4.4 million square feet of GLA located in 13 states. For the six months ended June 30, 2006 and 2005, the Company recognized equity in income of KROP of approximately $7.1 million and $2.5 million, respectively. Additionally, during each of the six months ended June 30, 2006 and 2005, the Company earned management fees of approximately $1.7 million. In addition, the Company earned acquisition/disposition fees of approximately $0.4 million and $0.5 million for the six months ended June 30, 2006 and 2005, respectively.

Other Real Estate Joint Ventures -

     During the six months ended June 30, 2006, the Company acquired, in separate transactions, 32 operating properties, through newly formed joint ventures in which the Company has non-controlling interests. These properties were acquired for an aggregate purchase price of approximately $736.8 million, including the assumption of approximately $223.2 million of non-recourse mortgage debt encumbering six of the properties. The Company accounts for its investment in these joint ventures under the equity method of accounting. Details of these transactions are as follows (in thousands):

                                                                Purchase Price
                                               Month    ------------------------------
Property Name         Location               Acquired     Cash       Debt       Total     GLA
-------------------   --------------------   --------   --------   --------   --------   -----
Stabilus Building     Salitillo, Cahuila,    Jan-06     $  2,600   $     --   $  2,600      63
                      Mexico
American Industries   Chihuahua & San Luis   Feb-06       12,200         --     12,200     224
(3 Locations)         Postosi, Mexico
Copperwood Village    Houston, TX            Feb-06       73,850         --     73,850     350
Creme De la Creme     Allen & Colleyville,   Feb-06        2,409      7,229      9,638      41
(2 Locations)         TX
Five free standing    CO, OR, NM, NY         Mar-06        7,000         --      7,000     162
locations
Edgewater Commons     Edgewater, NJ          Mar-06       44,104     74,250    118,354     424
Long Gate Shopping    Ellicot City, MD       Mar-06       36,330     40,200     76,530     433
Ctr
Clackamas Promenade   Clakamas, OR           Mar-06       35,240     42,550     77,790     237
Westmont Portfolio    Various, Canada        Mar-06       16,066     69,572     85,638     358
(8 Locations)
Crow Portfolio        FL and TX              Apr-06       46,698     66,200    112,898     678
(3 Locations)
Great Northeast       Philadelphia, PA       Apr-06       36,500         --     36,500     290
Plaza

The Center at Hobbs   Sturbridge, MA         Apr-06       53,100         --     53,100     231
Brook
Cessna Building       Chihuahua, Mexico      Apr-06        2,060         --      2,060      62
Creme de la Creme     Coppell, TX            Jun-06        1,325      4,275      5,600      20
Westmont Portfolio    Houston, TX            Jun-06       14,000     47,200     61,200     460
Werner II             Juarez, Mexico         Jun-06        1,800         --      1,800     200
                                                        --------   --------   --------   -----
                                                        $385,282   $351,476   $736,758   4,233
                                                        ========   ========   ========   =====

     The Company's maximum exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments. As of June 30, 2006, the Company's carrying value of its investments and advances in real estate joint ventures approximated $818.0 million.

7.   Other Real Estate Investments

Preferred Equity Capital -

     The Company maintains a preferred equity program, which provides capital to developers and owners of real estate. During the six months ended June 30, 2006, the Company provided an aggregate of approximately $135.9 million in investment capital to developers and owners of 73 real estate properties. As of June 30, 2006, the Company's net investment under the preferred equity program was approximately $348.9 million relating to 199 properties. During the six months ended June 30, 2006, the Company earned approximately $18.1 million, including $5.3 million in profit participation earned from three capital transactions. During the six months ended June 30, 2005, the Company earned approximately $13.7 million from these investments, including a $3.1 million profit participation earned from one capital transaction.

Kimsouth -

     During November 2002, the Company through its taxable REIT subsidiary, together with Prometheus Southeast Retail Trust, completed the merger and privatization of Konover Property Trust, which has been renamed Kimsouth Realty, Inc., ("Kimsouth"). In connection with the merger, the Company acquired 44.5% of the common stock of Kimsouth, which consisted primarily of 38 retail shopping center properties comprising approximately 4.6 million square feet of GLA. Total acquisition value was approximately $280.9 million including approximately $216.2 million in mortgage debt. The Company's investment strategy with respect to Kimsouth included re-tenanting, repositioning and disposition of the properties.

     During May 2006, the Company acquired an additional 48% interest in Kimsouth for approximately $22.9 million, which increased the Company's total ownership to 92.5%. As a result of this transaction, the Company became the controlling shareholder and has therefore, commenced consolidation of Kimsouth upon the closing date. The acquisition of the additional 48% ownership interest has been accounted for as a step acquisition with the purchase price being allocated to the identified assets and liabilities of Kimsouth.

     Prior to consolidating Kimsouth, the Company accounted for its investment under the equity method. For the six months ended June 30, 2006 and 2005, the Company recognized equity in income of Kimsouth of approximately $0.5 million and $6.4 million, respectively.

     During June 2006, Kimsouth contributed approximately $51.0 million, of which $47.2 million or 92.5% was provided by the Company, to fund its 15% non-controlling interest in a newly formed joint venture with an investment group to acquire a food and drug store retailer. This investment is included in other assets in the Condensed Consolidated Balance Sheets and will be accounted for under the equity method of accounting.

     During the six months ended June 30, 2006, Kimsouth sold one property for an aggregate sales price of approximately $5.0 million.

     As of June 30, 2006, Kimsouth consisted of four properties, including the remaining office component of an operating property sold in 2004, aggregating approximately 1.0 million square feet of GLA located in four states and its investment in the food and drug store retailer joint venture.

8.   Mortgages and Other Financing Receivables

     During January 2006, the Company provided approximately $16.0 million as its share of a $50.0 million junior participation in a $700.0 million first mortgage loan, in connection with a private investment firm's acquisition of a retailer. This loan participation bore interest at LIBOR plus 7.75% per annum and had a two year term with a one year extension option and was collateralized by certain real estate interests of the retailer. During June 2006, the borrower elected to pre-pay the outstanding loan balance of approximately $16.0 million in full satisfaction of this loan.

     Additionally, during January 2006, the Company provided approximately $5.2 million as its share of an $11.5 million term loan to a real estate developer for the acquisition of a 59 acre land parcel located in San Antonio, TX. This loan is interest only at a fixed rate of 11.0% for a term of one year payable monthly and collateralized by a first mortgage on the subject property. As of June 30, 2006, the Company's outstanding balance on this loan was approximately $5.2 million.

     During February 2006, the Company committed to provide a one year $17.2 million credit facility at fixed rate of 8.0% for a term of six months and 9.0% for the remaining term to a real estate investor for the recapitalization of a discount and entertainment mall that it currently owns. As of June 30, 2006, there was no outstanding balance on this credit facility.

     During April 2006, the Company provided two separate mortgages aggregating $14.5 million on a property owned by a real estate investor for usage in the payoff of the existing first mortgage, buyout of the existing partner and redevelopment of the property. The mortgages bear interest at 8.0% per annum and mature in 2008 and 2013. These mortgages are collateralized by the subject property. As of June 30, 2006, the aggregate outstanding balance on these mortgages was approximately $14.5 million.

     During May 2006, the Company provided a Canadian denominated ("CAD") collateralized credit facility of CAD $23.5 million at a fixed rate of 8.5% per annum for a term of two years to a real estate company for the execution of its property acquisitions under contract and within its pipeline. The credit facility is guaranteed by the real estate company. The Company was issued 39,244 units, valued at approximately $0.1 million, and warrants to purchase up to 0.5 million shares of the real estate company as a loan origination fee. As of June 30, 2006, the outstanding balance on this credit facility was approximately CAD $12.0 million (approximately USD $10.7 million).

     During September 2005, a newly formed joint venture, in which the Company had an 80% interest, acquired a 90% interest in a $48.4 million mortgage receivable for a purchase price of approximately $34.2 million. This loan bore interest at a rate of three-month LIBOR plus 2.75% per annum and was scheduled to mature on January 12, 2010. A 626-room hotel located in Lake Buena Vista, FL collateralized the loan. The Company had determined that this joint venture entity was a VIE and had further determined that the Company was the primary beneficiary of this VIE and had therefore consolidated it for financial reporting purposes. During March 2006, the joint venture acquired the remaining 10% of this mortgage receivable for a purchase price of approximately $3.8 million. During June 2006, the joint venture accepted a pre-payment of approximately $45.2 million from the borrower as full satisfaction of this loan.

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

     During June 2006, the Company entered into a third supplemental indenture, under the indenture governing its medium-term notes and senior notes, which amended the (i) total debt test and secured debt test by changing the asset value definition from undepreciated real estate assets to total assets, with total assets being defined as undepreciated real estate assets, plus other assets (but excluding goodwill and amortized debt costs) and (ii) maintenance of unencumbered total asset value covenant by increasing the requirement of the ratio of unencumbered total asset value to outstanding unsecured debt from 1 to 1 to 1.5 to 1. Additionally, the same amended covenants were adopted within the Canadian supplemental indenture, which governs the 4.45% Canadian Debentures due in 2010. In connection with the consent solicitation, the Company incurred costs aggregating approximately $5.8 million, of which $1.8 million was related to costs paid to third parties, which were expensed. The remaining $4.0 million was related to fees paid to note holders, which were capitalized and are being amortized over the remaining term of the notes.

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

     During December 2005, the Company and Atlantic Realty Trust ("Atlantic Realty") entered into a definitive merger agreement whereby Atlantic Realty would merge with and into a wholly owned subsidiary of the Company (the "Merger"). Pursuant to the merger agreement the Company would acquire Atlantic Realty for an aggregate value equal to $82.5 million plus the amount of Atlantic Realty's cash on hand at closing and certain agreed upon expenses less merger expenses and other liabilities, including certain liabilities under Atlantic Realty's tax agreement with Ramco-Gershenson Properties Trust. The Merger consideration was paid in shares of the Company's common stock ("Common Stock") valued on the final full trading day immediately preceding the closing. Prior to the Merger, the Company and its subsidiaries owned approximately 37% of the common stock of Atlantic Realty.

     The shareholders of Atlantic Realty approved the Merger on March 30, 2006, and the closing occurred on March 31, 2006. As consideration for this transaction, the Company issued Atlantic Realty shareholders 1,274,420 shares of Common Stock, excluding 748,510 shares of Common Stock that were to be received by the Company, at a price of $40.41 per share.

     The acquisition of the remaining 63% ownership interest in Atlantic Realty has been accounted for as a step acquisition with the purchase price being allocated to the identified assets and liabilities acquired including an operating property located in Staten Island, NY, comprising approximately 0.4 million square feet of GLA.

11.  Supplemental Schedule of Non-Cash Investing/Financing Activities

     The following schedule summarizes the non-cash investing and financing activities of the Company for the six months ended June 30, 2006 and 2005 (in thousands):

                                                           2006       2005
                                                         --------   -------
Acquisition of real estate interests by issuance of
   Common Stock and/or assumption of mortgage debt       $181,925   $18,804
Disposition/transfer of real estate interests by
   assignment of mortgage debt                           $  3,863   $59,683
Acquisition of real estate interests by issuance of
   redeemable units                                      $167,342   $    --
Disposition/transfer of a real estate interest by
   assignment of downREIT units                          $     --   $ 4,236
Acquisition of real estate interests through proceeds
   held in escrow                                        $ 42,136   $    --
Proceeds held in escrow from the sale of real estate
   interests                                             $ 49,135   $11,408
Acquisition of real estate through the issuance of an
   unsecured obligation                                  $ 10,586   $    --
Declaration of dividends paid in succeeding period       $ 82,323   $72,052
Consolidation of Kimsouth:
   Increase in real estate and other assets              $ 28,377   $    --
   Increase in mortgages payable and other liabilities   $ 28,377   $    --

12.  Pro Forma Financial Information

     As discussed in Note 2, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the six months ended June 30, 2006. The pro forma financial information set forth below is based upon the Company's historical Condensed Consolidated Statements of Income for the six months ended June 30, 2006 and 2005, adjusted to give effect to these transactions at the beginning of each year.

     The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations. (Amounts presented in millions, except per share figures).

                                Six Months Ended
                                    June 30,
                                ----------------
                                  2006     2005
                                -------   ------
Revenues from rental property   $309.1    $287.4
Net income                      $177.9    $150.4
Net income per common share:
   Basic                        $ 0.73    $ 0.64
                                ======    ======
   Diluted                      $ 0.72    $ 0.63
                                ======    ======

13.  Subsequent Events

     On July 9, 2006, the Company entered into a definitive merger agreement with Pan Pacific Retail Properties Inc. ("Pan Pacific"). Under the terms of the agreement, the Company will acquire all of the outstanding shares of Pan Pacific for a total merger consideration of $70.00 per share in cash. The Company may elect to issue up to $10.00 per share of the total merger consideration in the form of Common Stock to be based upon the ten-day average closing price two days prior to the Pan Pacific stockholders' meeting to approve the transaction.

     The transaction has a total value of approximately $4.0 billion, including Pan Pacific's outstanding debt totaling approximately $1.1 billion and approximately $2.9 billion in equity value. The Company has received financing commitments totaling up to $3.0 billion, which may be used to fund all or a portion of the total merger consideration. The Company expects to target a substantial number of the properties for its strategic co-investment programs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company's control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iv) changes in governmental laws and regulations,
(v) the level and volatility of interest rates, (vi) the availability of suitable acquisition opportunities and (vii) increases in operating costs. Accordingly, there is no assurance that the Company's expectations will be realized.

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

Executive Summary

     Kimco Realty Corporation is one of the nation's largest publicly-traded owners and operators of neighborhood and community shopping centers. As of July 20, 2006, the Company's portfolio was comprised of 1,118 properties totaling approximately 143.6 million square feet of leasable space located in 45 states, Canada, Mexico and Puerto Rico.

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

     On July 9, 2006, the Company entered into a definitive merger agreement with Pan Pacific Retail Properties Inc. ("Pan Pacific"). Under the terms of the agreement, the Company will acquire all of the outstanding shares of Pan Pacific for a total merger consideration of $70.00 per share in cash. The Company may elect to issue up to $10.00 per share of the total merger consideration in the form of Common Stock to be based upon the ten-day average closing price two days prior to the Pan Pacific stockholders' meeting to approve the transaction.

     The transaction has a total value of approximately $4.0 billion, including Pan Pacific's outstanding debt totaling approximately $1.1 billion and approximately $2.9 billion in equity value. The Company has received financing commitments totaling up to $3.0 billion, which may be used to fund all or a portion of the total merger consideration. The Company expects to target a substantial number of the properties for its strategic co-investment programs.

Results of Operations

     Revenues from rental property increased $25.7 million or 20.4% to $151.5 million for the three months ended June 30, 2006, as compared with $125.8 million for the corresponding quarter ended June 30, 2005. Similarly, revenues from rental property increased $39.0 million or 15.3% to $293.3 million for the six months ended June 30, 2006, as compared with $254.3 million for the corresponding six month period ended June 30, 2005. These net increases resulted primarily from the combined effect of (i) the acquisition of operating properties during 2005 and the six months ended June 30, 2006, providing incremental revenues for the three and six months ended June 30, 2006 of approximately $18.2 million and $28.4 million, respectively, (ii) an overall increase in shopping center portfolio occupancy to 94.8% at June 30, 2006, as compared to 94.1% at June 30, 2005 and the completion of certain redevelopment and development projects providing incremental revenues of approximately $10.7 million and $19.0 million, respectively, for the three and six months ended June 30, 2006 as compared to the corresponding period in 2005, offset by (iii) a decrease in revenues of approximately $3.2 million and $8.4 million for the three and six months ended June 30, 2006, respectively, as compared to the corresponding periods last year, resulting from the transfer of operating properties to various unconsolidated joint venture entities and the sale of certain properties during 2005 and the six months ended June 30, 2006.

     Rental property expenses, including depreciation and amortization, increased approximately $17.3 million or 29.3% to $76.3 million for the three months ended June 30, 2006, as compared with $59.0 million for the corresponding quarter ended June 30, 2005. Similarly, for the six months ended June 30, 2006, rental property expenses, including depreciation and amortization, increased $23.9 million or 20% to $143.9 million as compared with $119.9 million for the corresponding period in the preceding year. These increases are primarily due to operating property acquisitions during 2006 and 2005 which were partially offset by operating property dispositions including those transferred to various joint venture entities.

     Mortgage and other financing income increased $5.3 million to $8.7 million for the three months ended June 30, 2006, as compared to $3.5 million for the corresponding period in 2005. Similarly mortgage financing income increased $6.3 million to $12.9 million for the six months ended June 30, 2006, as compared to $6.6 million for the corresponding period in 2005. These increases are primarily due to the recognition of accretion income of approximately $6.2 million, resulting from an early pre-payment of a mortgage receivable, which had been acquired at a discount.

     Management and other fee income increased approximately $4.8 million and $4.6 million, respectively, for the three and six months ended June 30, 2006, as compared to the corresponding periods in 2005. These increases are primarily due to incremental fees earned from the Kimsouth portfolio and growth in the Company's other co-investment programs.

     General and administrative expenses increased approximately $3.8 million and $8.6 million, respectively for the three and six months ended June 30, 2006, as compared to the corresponding periods in 2005. These increases are primarily due to personnel-related costs including the non-cash expensing of stock options granted, attributable to the growth of the Company.

     Interest, dividends and other investment income increased approximately $7.6 million and $15.9 million for the three and six month periods ended June 30, 2006, respectively, as compared to the corresponding periods in 2005. These increases are primarily due to greater realized gains on the sale of certain marketable securities and increased interest and dividend income as a result of the growth in the marketable securities portfolio during 2005 and the six months ended June 30, 2006.

     Other (expense)/income, net decreased $15.2 million and $2.3 million, respectively, for the three and six months ended June 30, 2006, as compared to the corresponding periods in 2005. These decreases are primarily attributable to lower gains on land sales as compared to the corresponding periods in 2005 and a decrease of $6.2 million in the three months ended June 30, 2006, as compared to the prior period, due to the receipt of Sears Holdings Corp. common stock as partial settlement of Kmart pre-petition claims.

     Interest expense increased $11.8 million and $23.3 million for the three and six months ended June 30, 2006, as compared to the corresponding periods in 2005. These increases are due to higher interest rates and higher outstanding levels of debt during these periods as compared to the same periods in the preceding year.

     Income from other real estate investments increased $3.7 million to $15.4 million for the three months ended June 30, 2006, as compared to $11.7 million for the corresponding period in 2005. Similarly, income from other real estate investments increased $5.7 million to $33.7 million for the six months ended June 30, 2006, as compared to $28.0 million for the corresponding period in 2005. These increases are primarily due to (i) increased investment in the Company's Preferred Equity program which contributed $8.2 million and $18.1 million for the three and six months ended June 30, 2006, including $5.3 million of profit participation earned from three capital transactions, as compared to $7.0 million and $13.7 million for the corresponding periods in 2005, including a $3.1 million profit participation earned from one capital transaction.

     Equity in income of real estate joint ventures, net increased $12.1 million to $26.8 million for the three months ended June 30, 2006, as compared to $14.7 million for the corresponding period in 2005. Similarly, equity in income of real estate joint ventures, net increased $4.4 million to $43.5 million for the six months ended June 30, 2006, as compared with $39.1 million for the corresponding period in 2005. These increases are primarily attributable to (i) increased equity in income from the Kimco Income REIT joint venture investment ("KIR") resulting from the sale of an operating property and one out-parcel during the six months ended June 30, 2006 which provided a gain of $1.6 million, of which the pro-rata share to the Company was $0.7 million, (ii) increased equity in income from the Kimco Retail Opportunity Fund joint venture investment ("KROP") resulting from the sale of five operating properties and two out-parcels during 2006 of which the pro-rata share of gains to the Company were $0.3 million and $6.6 million for the three and six months ended June 30, 2006, respectively, and (iii) the Company's growth of its various other real estate joint ventures. The Company has made additional capital investments in these and other joint ventures for the acquisition of additional shopping center properties by the ventures throughout 2005 and the six months ended June 30, 2006.

     During the six months ended June 30, 2006, KDI, sold two recently completed projects and 19 out-parcels, in separate transactions, for approximately $73.1 million. These sales resulted in gains of approximately $8.4 million, net of income taxes of $5.6 million.

     During the six months ended June 30, 2005, KDI, sold in separate transactions, 21 out-parcels and four recently completed projects for approximately $146.0 million. These sales provided gains of approximately $10.7 million, net of income taxes of approximately $7.1 million

     During the six months ended June 30, 2006, the Company disposed of 13 operating properties for an aggregate sales price of $121.9 million, which resulted in an aggregate net gain of approximately $29.2 million, net of income taxes of $2.2 million relating to the sale of one property, and transferred five operating properties to joint ventures in which the Company has a 20% non-controlling interest for an aggregate price of approximately $95.4 million, which resulted in a gain of approximately $1.4 million for one transferred property.

     During the six months ended June 30, 2005, the Company disposed of, in separate transactions, nine operating properties for an aggregate sales price of $38.8 million, (ii) transferred three operating properties to KROP for an aggregate price of approximately $49.0 million, and (iii) transferred six operating properties to various co-investment ventures in which the Company has non-controlling interests ranging from 20% to 47.5% for an aggregate price of approximately $90.9 million. For the six months ended June 30, 2005, these transactions resulted in an aggregate net gain of approximately $9.0 million.

     Net income for the three and six months ended June 30, 2006 was $108.7 million and $204.9 million, respectively. Net income for the three and six months ended June 30, 2005 was $83.8 million and $170.6 million, respectively. On a diluted per share basis, net income increased $0.08 to $0.43 for the three month period ended June 30, 2006, as compared to $0.35 for the corresponding quarter in the previous year. On a diluted per share basis, net income improved $0.11 to $0.83 for the six month period ended June 30, 2006, as compared to $0.72 for the corresponding period in 2005. These increases are attributable to
(i) an increase in revenues from rental properties primarily due to acquisitions in 2005 and the six months ended June 30, 2006, (ii) increased gains on sales of operating properties for the three and six months ended June 30, 2006, (iii) increased income contributed from the marketable securities portfolio as compared to the same period last year, partially offset by, (iv) an increase in interest expense due to higher interest rates and higher borrowings during 2006.

Tenant Concentration

     The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base. At June 30, 2006, the Company's five largest tenants were The Home Depot, TJX Companies, Sears Holdings, Kohl's, and Wal-Mart, which represented approximately 3.5%, 3.1%, 2.7%, 2.4% and 1.8%, respectively, of the Company's annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

     The Company's cash flow activities are summarized as follows (in millions):

                                                  Six Month Period
                                                   Ended June 30,
                                                 -----------------
                                                   2006      2005
                                                 -------   -------
Net cash flow provided by operating activities   $ 240.1   $ 194.0
Net cash flow used for investing activities      $(733.4)  $(233.0)
Net cash flow provided by financing activities   $ 539.3   $  48.2

Operating Activities

     The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short term and long term. In addition, the Company anticipates that cash on hand, borrowings under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Net cash flow provided by operating activities for the six months ended June 30, 2006 was primarily attributable to (i) cash flow from the diverse portfolio of rental properties,
(ii) the acquisition of operating properties during 2005 and the six months ended June 30, 2006, (iii) new leasing, expansion and re-tenanting of core portfolio properties, and (iv) growth in the Company's co-investment and Preferred Equity programs.

Investing Activities

Acquisitions and Redevelopments -

     During the six month period ended June 30, 2006, the Company expended approximately $368.5 million towards acquisition of and improvements to operating real estate.

     The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace. During the six months ended June 30, 2006, the Company expended approximately $26.6 million in connection with these major redevelopments and re-tenanting projects. The Company anticipates its capital commitment toward these and other redevelopment projects during 2006 will be approximately $70.0 million to $90.0 million. The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company's revolving lines of credit.

Investments and Advances to Real Estate Joint Ventures -

     During the six month period ended June 30, 2006, the Company expended approximately $132.9 million for investments and advances to real estate joint ventures and received approximately $62.8 million from reimbursements of advances to real estate joint ventures.

Ground-up Development -

     The Company is engaged in ground-up development projects which consists of
(i) merchant building through the Company's wholly-owned taxable REIT subsidiary, KDI, which develops neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Mexico and Canada for long-term investment. All ground-up development projects generally have substantial pre-leasing prior to the commencement of construction. As of June 30, 2006, the Company had in progress a total of 41 ground-up development projects including 26 merchant building projects, five U.S. ground-up development projects and ten ground-up development projects located throughout Mexico.

     During the six months ended June 30, 2006, the Company expended approximately $240.9 million in connection with the purchase of land and construction costs related to these projects. These projects are currently proceeding on schedule and substantially in line with the Company's budgeted costs. The Company anticipates its capital commitment during 2006 toward these and other development projects will be approximately $300 million to $350 million. The proceeds from the sales of the completed ground-up development projects, proceeds from construction loans and availability under the Company's revolving lines of credit are expected to be sufficient to fund these anticipated capital requirements.

Dispositions and Transfers -

     During the six month period ended June 30, 2006, the Company received net proceeds of approximately $125.2 million relating to the sale of various operating properties and ground-up development projects and approximately $77.0 million from the transfer of operating properties to various co-investment ventures.

Financing Activities

     It is management's intention that the Company continually have access to the capital resources necessary to expand and develop its business. As such, the Company intends to operate with and maintain a conservative capital structure with a level of debt to total market capitalization of 50% or less. As of June 30, 2006, the Company's level of debt to total market capitalization was 25%. In addition, the Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings. The Company may, from time to time, seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage/ construction loan financings and other capital alternatives in a manner consistent with its intention to operate with a conservative debt structure.

     Since the completion of the Company's initial public offering ("IPO") in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $4.9 billion for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.

     The Company has an $850.0 million unsecured revolving credit facility, which is scheduled to expire in July 2008. This credit facility has made available funds to both finance the purchase of properties and other investments and meet any short-term working capital requirements. As of June 30, 2006, there was $75.0 million outstanding under this credit facility.

     Additionally, the Company has a Canadian denominated ("CAD") $250.0 million unsecured credit facility with a group of banks. This facility originally bore interest at the CDOR Rate, as defined, plus 0.50%, and is scheduled to expire in March 2008. During January 2006, the facility was amended to reduce the borrowing spread to 0.45% and to modify the covenant package to conform to the Company's $850.0 million U.S. Credit Facility. Proceeds from this facility will be used for general corporate purposes including the funding of Canadian denominated investments. As of June 30, 2006, there was CAD $175.0 million (approximately USD $156.8 million) outstanding under this credit facility.

     The Company also has a Mexican Peso denominated ("MXP") 500.0 million unsecured revolving credit facility. This facility bears interest at the TIIE Rate, as defined, plus 1.00% and is scheduled to expire in May 2008. Proceeds from this facility will be used to fund peso denominated investments. As of June 30, 2006, there was MXP 500.0 million (approximately USD $43.9 million) outstanding under this facility.

     The Company has a medium-term notes ("MTN") program pursuant to which it may, from time-to-time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company's debt maturities.

     During March 2006, the Company issued $300.0 million of fixed rate unsecured senior notes under its MTN program. This fixed rate MTN matures March 15, 2016 and bears interest at 5.783% per annum. The proceeds from this MTN issuance were primarily used to repay a portion of the outstanding balance under the Company's U.S. revolving credit facility and for general corporate purposes.

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

     During June 2006, the Company entered into a third supplemental indenture, under the indenture governing its medium-term notes and senior notes, which amended the (i) total debt test and secured debt testing by changing the asset value definition from undepreciated real estate assets to total assets, with total assets being defined as undepreciated real estate assets, plus other assets (but excluding goodwill and amortized debt costs) and (ii) maintenance of unencumbered total asset value covenant by increasing the requirement of the ratio of unencumbered total asset value to outstanding unsecured debt from 1 to 1 to 1.5 to 1. Additionally, the same amended covenants were adopted within the Canadian supplemental indenture, which governs the 4.45% Canadian Debentures due in 2010. As a result of the amended covenants, the Company has increased its borrowing capacity by approximately $2.0 billion.

     In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects. As of June 30, 2006, the Company had over 400 unencumbered property interests in its portfolio.

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

     Although the Company receives substantially all of its rental payment on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in a short-term money market or other suitable instruments. Cash dividends paid for the six months ended June 30, 2006 and 2005 were $160.4 million and $143.4 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company's primary market risk exposure is interest rate risk. The following table presents the Company's aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of June 30, 2006, with corresponding weighted-average interest rates sorted by maturity date. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The instruments actual cash flows are denominated in U.S. dollars, Canadian dollars and Mexican Pesos, as indicated by geographic description ($ USD equivalent in thousands):

                                                                                                                Fair
                              2006       2007       2008       2009       2010        2011+        Total        Value
                            --------   --------   --------   --------   --------   ----------   ----------   ----------
U.S Dollar
Denominated
Secured Debt Fixed Rate     $  2,189   $  3,515   $ 96,227   $ 24,081   $ 19,278   $  323,196   $  468,486   $  471,553
Average Interest Rate           8.38%      8.70%      7.59%      7.52%      8.47%        6.98%        7.21%
Variable Rate               $ 94,836   $ 99,958   $ 77,373   $  8,575         --   $      588   $  281,330   $  281,330
Average Interest Rate           7.32%      7.21%      7.06%      6.90%        --         8.25%        7.20%
Unsecured Debt Fixed Rate   $ 85,000   $195,000   $100,000   $180,000   $ 50,000   $1,267,000   $1,877,000   $1,845,766
Average Interest Rate           7.30%      7.14%      3.95%      6.98%      4.62%        5.41%        5.73%
Variable Rate               $102,007         --   $ 75,000         --         --           --   $  177,007   $  177,007
Average Interest Rate           5.39%        --       5.36%        --         --           --         5.38%
Canadian Dollar
Denominated
Unsecured Debt Fixed Rate         --         --         --         --   $134,373           --   $  134,373   $  128,946
Average Interest Rate             --         --         --         --       4.45%          --         4.45%
Variable Rate                     --         --   $156,768         --         --           --   $  156,768   $  156,768

Average Interest Rate             --         --       4.81%        --         --           --         4.81%
Mexican Pesos
Denominated
Unsecured Debt Variable Rate      --         --   $ 43,890         --         --           --   $   43,890   $   43,890
Average Interest Rate             --         --       8.34%        --         --           --         8.34%

     Based on the Company's variable-rate debt balances, interest expense would have increased by approximately $1.6 million for the six months ended June 30, 2006 if short-term interest rates were 1.0% higher.

     As of June 30, 2006, the Company had Canadian investments totaling CAD $413.3 million (approximately USD $370.2 million) comprised of real estate joint venture investments and marketable securities. In addition, the Company has Mexican real estate and mortgage financing investments of approximately MXN $3.9 billion (approximately USD $340.6 million). The foreign currency exchange risk has been partially mitigated through the use of local currency denominated debt, a foreign currency forward contract (the "Forward Contract") and a cross currency swap (the "CC Swap") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-party to the Forward Contract and the CC Swap. The Company believes it mitigates its credit risk by entering into the Forward Contract and the CC Swap with major financial institutions.

     The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 2006, the Company had no other material exposure to market risks.

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

        None.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

     1. In connection with the Annual Meeting of Stockholders held on May 18, 2006 (the "Meeting"), stockholders were asked to (i) vote with respect to the election of Directors to serve for the ensuing year, all of whom were elected,
(ii) consider and vote to increase the number of shares of the Company's Common Stock, par value $0.01 per share, subject to option under the Company's 1998 Equity Participation Plan by 5,000,000 shares, which was approved, (iii) ratify the appointment of PricewaterhouseCoopers, LLP as the Company's independent registered public accounting firm, which was approved, and (iv) consider and vote on a stockholder proposal which was not approved.

     Votes were cast regarding Proposal I, Proposal II, Proposal III, and Proposal IV as follows:

Proposal I - Election of Directors

                                                               Against/
Nominees:                          Votes           For        Withheld
------------------------------   -----------   -----------   ----------
Martin S. Kimmel                 202,113,770   181,522,950   20,590,820
Milton Cooper                    202,113,770   155,489,561   46,624,209
Richard G. Dooley                202,113,770   135,321,378   66,792,392
Michael J. Flynn                 202,113,770   155,286,845   46,826,925
Joe Grills                       202,113,770   182,062,754   20,051,016
David Henry                      202,113,770   155,341,431   46,772,339
F.P. Hughes                      202,113,770   187,662,856   14,450,914

Frank Lourenso                   202,113,770   135,247,442    66,866,328
Richard Saltzman                 202,113,770   182,588,851    19,524,919

Proposal II - To consider and vote to increase the number of shares of the Company's Common Stock, par value $0.01 per share, subject to option under the Company's 1998 Equity Participation Plan by 5,000,000 shares, which was approved.

    Votes         For        Against     Abstain
-----------   -----------   ----------   -------
170,157,830   153,459,233   16,237,230   461,367

Proposal III - To ratify the appointment of PricewaterhouseCoopers, LLP as the Company's independent registered public accounting firm, which was approved.

   Votes          For       Against   Abstain
-----------   -----------   -------   -------
202,113,769   200,966,440   951,521   195,808

Proposal IV - To consider and vote on a stockholder proposal on separate reporting to stockholders of related party transactions, which was not approved.

   Votes          For        Against      Abstain
-----------   ----------   -----------   ---------
170,157,832   54,137,628   113,466,288   2,553,916

     2. On May 16, 2006, the Company commenced a solicitation of consents from holders of its medium-term-notes and senior notes in the aggregate principal amount outstanding of $1,922,000,000 (the "Notes") and 4.45% Canadian Debentures due 2010 in the aggregate principal amount outstanding of CAD $150,000,000 (the "Canadian Notes") to seek approval and amend the total debt test and secured debt test covenant and the maintenance of unencumbered total asset value covenant. On June 5, 2006 the Company received the requisite consents from the holders of the Notes and Canadian Notes.

Item 5. Other Information

        Not Applicable

Item 6. Exhibits

        Exhibits -

     2.1 Agreement and Plan of Merger by and among Kimco Realty Corporation, KRC Acquisition Inc., KRC CT Acquisition Limited Partnership, KRC PC Acquisition Limited Partnership, Pan Pacific Retail Properties, Inc., CT Operating Partnership, L.P. and Western/Pinecreek, Ltd. dated as of July 9, 2006.

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

                                        KIMCO REALTY CORPORATION


July 28, 2006                           /s/ Milton Cooper
(Date)                                  ----------------------------------------
                                        Milton Cooper
                                        Chief Executive Officer


July 28, 2006                           /s/ Michael V. Pappagallo
(Date)                                  ----------------------------------------
                                        Michael V. Pappagallo
                                        Chief Financial Officer