Form 10-Q
period 2006-09-30
KIMCO REALTY CORP
filed 2006-11-07
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number 1-10899

Kimco Realty Corporation

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	13-2744380 (I.R.S. Employer Identification No.)

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

Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b of the Exchange Act.

Large Accelerated filer Accelerated filer Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

241,371,780 shares outstanding as of September 30, 2006.

PART I

FINANCIAL INFORMATION

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	SEPTEMBER 30, 2006	DECEMBER 31, 2005

Assets:
Operating real estate, net of accumulated depreciation of $798,418 and $740,127, respectively	$3,963,461	$3,209,158
Investments and advances in real estate joint ventures	880,682	735,648
Real estate under development	911,267	611,121
Other real estate investments	443,841	283,035
Mortgages and other financing receivables	157,213	132,675
Cash and cash equivalents	102,795	76,273
Marketable securities	191,844	206,452
Accounts and notes receivable	75,763	64,329
Other assets	396,940	215,945

	$7,123,806	$5,534,636

Liabilities:
Notes payable	$2,583,912	$2,147,405
Mortgages payable	494,961	315,336
Construction loans payable	273,750	228,455
Dividends payable	89,803	78,169
Other liabilities	396,556	255,213

	3,838,982	3,024,578

Minority interests	367,699	122,844

Commitments and contingencies
Stockholders’ equity:
Preferred stock , $1.00 par value, authorized 3,600,000 shares
Class F Preferred Stock, $1.00 par value, authorized 700,000 shares
Issued and outstanding 700,000 shares	700	700
Aggregate liquidation preference $175,000
Common stock, $.01 par value, authorized 300,000,000 shares
Issued 241,918,360 shares; outstanding 241,371,780 shares at September 30, 2006;
Issued and outstanding 228,059,056 shares at December 31, 2005	2,414	2,281
Paid-in capital	2,761,250	2,255,332
Retained earnings	101,830	59,855

	2,866,194	2,318,168
Accumulated other comprehensive income	50,931	69,046

	2,917,125	2,387,214

	$7,123,806	$5,534,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2006 and 2005

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Revenues from rental property	$153,789	$128,311	$446,078	$381,507

Rental property expenses:
Rent	2,978	2,558	8,835	7,671
Real estate taxes	19,821	16,471	57,145	48,502
Operating and maintenance	18,664	13,576	53,938	44,253

	41,463	32,605	119,918	100,426

	112,326	95,706	326,160	281,081
Mortgage and other financing income	2,847	3,303	15,758	9,873
Management and other fee income	9,819	6,946	29,554	22,076
Depreciation and amortization	(36,842)	(25,902)	(101,714)	(77,496)
General and administrative expenses	(22,624)	(14,084)	(55,923)	(38,834)
Interest, dividends and other investment income	14,109	9,134	38,453	17,607
Other (expense)/income, net	(159)	(1,810)	8,740	9,346
Interest expense	(45,384)	(33,652)	(127,297)	(92,287)

	34,092	39,641	133,731	131,366
(Provision)/Benefit for income taxes	(2,454)	935	(775)	(3,892)
Income from other real estate investments	27,192	13,085	60,939	41,098
Equity in income of real estate joint ventures, net	29,286	18,052	72,798	57,140
Minority interests in income, net	(5,746)	(3,612)	(19,561)	(10,582)
Gain on sale of development properties, net of tax of $4,262, $2,433, $9,893, and $9,575, respectively	6,394	8,121	14,840	18,835

Income from continuing operations	88,764	76,222	261,972	233,965

Discontinued operations:
Income from discontinued operating properties	1,394	3,526	3,998	7,482
Minority interests in income from discontinued operating properties	(7)	(51)	(1,522)	(129)
Loss on operating properties held for sale/sold	—	—	(813)	(2,615)
Gain on disposition of operating properties, net of tax	1,276	4,964	31,331	14,425

Income from discontinued operations	2,663	8,439	32,994	19,163

Gain on transfer of operating properties	—	—	1,394	2,301
Loss on transfer of operating properties	—	—	—	(150)
Gain on sale of operating properties	—	682	—	682

	—	682	1,394	2,833

Net income	91,427	85,343	296,360	255,961
Preferred stock dividends	(2,909)	(2,909)	(8,728)	(8,728)

Net income available to common shareholders	$88,518	$82,434	$287,632	$247,233

Per common share:
Income from continuing operations:
-Basic	$0.36	$0.33	$1.08	$1.01

-Diluted	$0.35	$0.32	$1.05	$0.99

Net income:
-Basic	$0.37	$0.36	$1.21	$1.09

-Diluted	$0.36	$0.36	$1.19	$1.07

Weighted average shares outstanding for net income calculations:
-Basic	241,002	227,017	236,789	226,310

-Diluted	246,146	231,733	242,385	230,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2006 and 2005

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net income	$91,427	$85,343	$296,360	$255,961

Other comprehensive income:
Change in unrealized (loss)/gain on marketable securities	(1,429)	11,190	(23,709)	29,480
Change in unrealized (loss)/gain on foreign currency hedge agreements	(160)	(839)	179	2,665
Foreign currency translation adjustment	3,493	1,861	5,415	(477)

Other comprehensive income	1,904	12,212	(18,115)	31,668

Comprehensive income	$93,331	$97,555	$278,245	$287,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,

	2006	2005

Cash flow from operating activities:
Net income	$296,360	$255,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,493	80,563
Loss on operating properties held for sale/sold/transferred	813	2,765
Gain on sale of development properties	(24,733)	(28,410)
Gain on sale/transfer of operating properties	(34,813)	(17,408)
Minority interests in income of partnerships, net	21,083	10,711
Equity in income of real estate joint ventures, net	(72,798)	(57,140)
Income from other real estate investments	(50,954)	(32,329)
Distributions from joint ventures	104,125	87,544
Change in accounts and notes receivable	(9,689)	(11,319)
Change in accounts payable and accrued expenses	52,862	31,533
Change in other operating assets and liabilities	(23,876)	(2,139)

Net cash flow provided by operating activities	360,873	320,332

Cash flow from investing activities:
Acquisition of and improvements to operating real estate	(484,113)	(278,883)
Acquisition of and improvements to real estate under development	(388,795)	(271,063)
Investment in marketable securities	(62,548)	(70,807)
Proceeds from sale of marketable securities	52,774	27,537
Proceeds from transferred operating properties	129,880	128,537
Investments and advances to real estate joint ventures	(226,214)	(173,359)
Reimbursements of advances to real estate joint ventures	116,301	108,389
Other real estate investments	(203,618)	(93,177)
Reimbursements of advances to other real estate investments	41,060	13,912
Investment in mortgage loans receivable	(111,701)	(68,379)
Collection of mortgage loans receivable	87,294	65,791
Other investments	(101,100)	—
Settlement of net investment hedges	(953)	(34,580)
Proceeds from sale of operating properties	74,482	49,283
Proceeds from sale of development properties	122,408	204,142

Net cash flow used for investing activities	(954,843)	(392,657)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(45,225)	(52,259)
Principal payments on rental property debt	(8,126)	(6,338)
Principal payments on construction loan financings	(55,217)	(70,019)
Proceeds from mortgage/construction loan financings	136,273	216,430
Borrowings under revolving credit facilities	315,663	74,316
Repayment of borrowings under revolving credit facilities	(234,419)	(151,326)
Proceeds from issuance of unsecured notes	478,947	422,429
Repayment of unsecured notes	(130,000)	(130,250)
Financing origination costs	(10,774)	(7,854)
Redemption of minority interests in real estate partnerships	(28,388)	(12,520)
Dividends paid	(242,750)	(215,441)
Proceeds from issuance of stock	444,508	36,877

Net cash flow provided by financing activities	620,492	104,045

Change in cash and cash equivalents	26,522	31,720
Cash and cash equivalents, beginning of period	76,273	38,220

Cash and cash equivalents, end of period	$102,795	$69,940

Interest paid during the year (net of capitalized interest of $15,335, and $8,567, respectively)	$95,357	$72,981

Income taxes paid during the period	$6,850	$11,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Statements

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation (the “Company”), its subsidiaries, all of which are wholly-owned, and all entities in which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity in accordance with the provisions and guidance of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”) or meets certain criteria of a sole general partner or managing member as identified, in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investors Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). All inter-company balances and transactions have been eliminated in consolidation. The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K and Current Report on Form 8-K dated July 28, 2006.

Income Taxes -

The Company has made an election to qualify, and believes it is operating so as to qualify, as a Real Estate Investment Trust (a “REIT”) for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under Sections 856 through 860 of the Internal Revenue Code, as amended (the “Code”). However, in connection with the Tax Relief Extension Act of 1999, which became effective January 1, 2001, the Company is now permitted to participate in certain activities which it was previously precluded from in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries under the Code. As such, the Company will be subject to federal and state income taxes on the income from these activities. During the nine months ended September 30, 2006 and 2005, the Company’s provision for federal and state income taxes was approximately $12.9 million and $13.6 million, respectively, relating to activities conducted in its taxable REIT subsidiaries.

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

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Computation of Basic Earnings Per Share:
Income from continuing operations	$88,764	$76,222	$261,972	$233,965
Gain on transfer/sale of operating properties, net	—	682	1,394	2,833
Preferred stock dividends	(2,909)	(2,909)	(8,728)	(8,728)

Income from continuing operations applicable to common shares	85,855	73,995	254,638	228,070
Income from discontinued operations	2,663	8,439	32,994	19,163

Net income applicable to common shares	$88,518	$82,434	$287,632	$247,233

Weighted average common shares outstanding	241,002	227,017	236,789	226,310

Basic Earnings Per Share:
Income from continuing operations	$0.36	$0.33	$1.08	$1.01
Income from discontinued operations	0.01	0.03	0.13	0.08

Net income	$0.37	$0.36	$1.21	$1.09

Computation of Diluted Earnings Per Share:
Income from continuing operations applicable to common shares	$85,855	$73,995	$254,638	$228,070
Distributions on convertible units (a)	—	—	747	—

Income from continuing operations for diluted earnings per share	85,855	73,995	255,385	228,070
Income from discontinued operations	2,663	8,439	32,994	19,163

Net income for diluted earnings per share	$88,518	$82,434	$288,379	$247,233

Weighted average common shares outstanding – basic	241,002	227,017	236,789	226,310
Effect of dilutive securities:
Stock options	5,144	4,716	4,869	4,275
Assumed conversion of convertible units (a)	—	—	727	—

Shares for diluted earnings per share	246,146	231,733	242,385	230,585

Diluted Earnings Per Share:
Income from continuing operations	$0.35	$0.32	$1.05	$0.99
Income from discontinued operations	0.01	0.04	0.14	0.08

Net income	$0.36	$0.36	$1.19	$1.07

Back to Contents

(a) For the three and nine months ended September 30, 2006 and 2005, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

The Company maintains an equity participation plan (the “Plan”) pursuant to which a maximum of 42,000,000 shares of the Company’s common stock may be issued for qualified and non-qualified options and restricted stock grants. Options granted under the Plan generally vest ratably over a three or five year term, expire ten years from the date of grant and are exercisable at the market price on the date of grant, unless otherwise determined by the Board of Directors at its sole discretion. Restricted stock grants vest 100% on the fifth anniversary of the grant. In addition, the Plan provides for the granting of certain options to each of the Company’s non-employee directors (the “Independent Directors”) and permits such Independent Directors to elect to receive deferred stock awards in lieu of directors’ fees.

Back to Contents

Prior to January 1, 2003, the Company accounted for the Plan under the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25). Effective January 1, 2003, the Company adopted the prospective method provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123 (“SFAS No. 148”), which applies the recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) to all employee awards granted, modified or settled after January 1, 2003.

During December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of Statement 123. SFAS No. 123(R) supersedes Opinion 25. Generally, the approach in SFAS No. 123(R) is similar to the approach described in Statement 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro-forma disclosure is no longer an alternative under SFAS No. 123(R). SFAS No. 123(R) is effective for fiscal years beginning after December 31, 2005. The Company began expensing stock based employee compensation with its adoption of the prospective method provisions of SFAS No. 148, effective January 1, 2003, as a result, the adoption of SFAS No. 123(R) did not have a material impact on the Company’s financial position or results of operations.

Back to Contents

The non-cash expense related to stock-based employee compensation included in the determination of net income for the three and nine months ended September 30, 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. There was no difference in amounts for the three and nine months ended September 30, 2006. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding stock awards for the three and nine months ended September 30, 2005 (amounts presented in thousands except for per share data):

	Three Months Ended September 30,	Nine Months Ended September 30,

	2005	2005

Net income, as reported	$85,343	$255,961
Add: Stock based employee compensation expense included in reported net income	1,111	3,184
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(1,261)	(3,632)

Pro Forma Net income – Basic	$85,193	$255,513

Earnings Per Share
Basic – as reported	$0.36	$1.09

Basic – pro forma	$0.36	$1.09

Net income for diluted earnings per share	$82,434	$247,233
Add: Stock based employee compensation expense included in reported net income	1,111	3,184
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(1,261)	(3,632)

Pro Forma Net income – Diluted	$82,284	$246,785

Earnings Per Share
Diluted – as reported	$0.36	$1.07

Diluted – pro forma	$0.36	$1.07

In addition, there were approximately 2,455,900 and 990,000 stock options that were anti-dilutive as of September 30, 2006 and 2005, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing formula. The more significant assumptions underlying the determination of such fair values for options granted during the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Weighted average fair value of options granted	$5.80	$2.93	$5.15	$4.28
Weighted average risk-free interest rates	4.88%	3.84%	4.79%	3.74%
Weighted average expected option lives	6.50	3.75	6.50	3.75
Weighted average expected volatility	17.80%	17.79%	17.64%	17.86%
Weighted average expected dividend yield	4.32%	5.36%	4.55%	5.48%

Back to Contents

	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)

Options outstanding, January 1, 2006	14,551,296	$22.06
Exercised	(1,081,120)	$17.46
Granted	107,750	$34.66
Forfeited	(56,070)	$27.68

Options outstanding, March 31, 2006	13,521,856	$22.50	$245.3
Exercised	(167,375)	$16.17
Granted	93,500	$36.97
Forfeited	(41,514)	$28.67

Options outstanding, June 30, 2006	13,406,467	$22.66	$185.4
Exercised	(666,798)	$18.08
Granted	2,509,900	$40.07
Forfeited	(234,200)	$27.54

Options outstanding September 30, 2006	15,015,369	$25.70	$257.8

Options exercisable -

September 30, 2006	4,080,757	$16.04	$109.48

The exercise prices for options outstanding as of September 30, 2006, range from $9.46 to $41.88 per share. The weighted-average remaining contractual life for options outstanding as of September 30, 2006, was approximately 7.4 years. Options to purchase 6,063,896 shares of the Company’s common stock were available for issuance under the Plan at September 30, 2006.

Cash received from options exercised under the Plan was approximately $33.6 million and $31.7 million for the nine months ended September 30, 2006 and 2005, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was approximately $11.6 million and $35.2 million, respectively, and was approximately $8.8 million and $31.8 million, respectively, for the corresponding 2005 periods.

The Company recognized stock options expense of $5.5 million and $8.3 million for the three and nine months ended September 30, 2006, respectively and $1.1 million and $3.2 million for the three and nine months ended September 30, 2005, respectively. As of September 30, 2006, the Company had $26.9 million of total unrecognized compensation cost related to unvested stock compensation granted under the Company’s Plan. That cost is expected to be recognized over a weighted average period of approximately 2.7 years.

Back to Contents

New Accounting Pronouncements -

In September 2005, the EITF issued Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights, (“EITF 04-5”). At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership of limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. This issue was effective no later than for fiscal years beginning after December 15, 2005 and as of September 29, 2005 for new or modified arrangements. The impact of adopting EITF 04-5 did not have a material impact on the Company’s financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), regarding accounting for and disclosure of uncertain tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the provisions of FIN 48, but does not expect its adoption to have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The impact of adopting SFAS No. 157 is not expected to have a material impact on the Company’s financial position or results of operations.

Additionally in September 2006, the United States Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how registrants should quantify financial statement misstatements. SAB 108 requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. For transition purposes, the registrants will be permitted to restate prior period financial statements or recognize the cumulative effect of initially applying SAB 108 through an adjustment to beginning retained earnings in the year of adoption. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The impact of adopting SAB 108 is not expected to have a material impact on the Company’s financial position or results of operations.

Back to Contents

2.	Operating Property Activities

Acquisitions -

During the nine months ended September 30, 2006, the Company acquired, in separate transactions, 39 operating properties, comprising an aggregate 3.9 million square feet of gross leasable area (“GLA”), for an aggregate purchase price of approximately $792.1 million including the assumption of approximately $176.4 million of non-recourse mortgage debt encumbering 16 of the properties, issuance of approximately $209.2 million of redeemable units relating to 11 properties and the issuance of approximately $51.5 million of Company common stock (“Common Stock”) relating to one property. Details of these transactions are as follows (in thousands):

			Purchase Price

Property Name	Location	Month Acquired	Cash	Debt Assumed/ Stock or Units Issued		Total	GLA

Portfolio – 19 properties	Various: CA, NV, & HI	Jan-06	$114,430	$19,124		$133,554	815
Groves at Lakeland	Lakeland, FL	Feb-06	1,500	—		1,500	105
625 Broadway	New York, NY	Feb-06	36,600	—		36,600	83
387 Bleecker Street	New York, NY	Feb-06	3,700	—		3,700	—
Cupertino Village	Cupertino, CA	Mar-06	27,400	38,000		65,400	115
Poway Center	Poway, CA	Mar-06 (a)	3,500	—		3,500	16
Plaza Centro	Caguas, PR	Mar-06	35,731	71,774	(b)	107,505	438
Los Colobos	Carolina, PR	Mar-06	36,684	41,719	(b)	78,403	343
Hylan Plaza	Staten Island, NY	Mar-06	—	81,800	(c)	81,800	358
Tyler St Plaza	Riverside, CA	Apr-06	10,100	—		10,100	86
Market at Bay Shore	Bay Shore, NY	Apr-06	—	39,673	(d)	39,673	177
Pathmark S.C.	Centereach, NY	Apr-06	—	21,955	(d)	21,955	102
Western Plaza	Mayaguez, PR	June-06	3,500	30,340	(d)	33,840	226
Mallside Plaza	Portland, ME	June-06	23,100	—		23,100	91
Pearl Towers	Albany, NY	June-06	—	39,868	(d)	39,868	253
19 Greenwich	New York, NY	Sept-06	1,010	4,040		5,050	—
Western Plaza	Mayaguez, PR	Sept-06	1,900	19,443	(d)	21,343	126
Los Colobos – 2 Properties	Carolina, PR	Sept-06	2,034	24,414	(d)	26,448	228
Plaza Centro	Caguas, PR	Sept-06	16,165	9,185	(b)	25,350	139
Trujillo Alto Plaza	Trujillo Alto, PR	Sept-06	7,379	26,058	(d)	33,437	201

			$324,733	$467,393		$792,126	3,902

Back to Contents

(a)	Acquired additional square footage of existing property.
(b)	Represents the value of units issued, see additional disclosure below.
(c)

Represents the value of common stock issued by the Company relating to the merger transaction with Atlantic Realty Trust (“ART”) including $30.3 million issued to the Company’s subsidiaries representing the 37% of ART previously owned (See Note 10).

(d)	Represents the value of units issued and debt assumed, see additional disclosure below.

During the nine months ended September 30, 2006, the Company acquired interests in eight shopping center properties located in Caguas, Carolina, Mayaguez, and Trujillo Alto, Puerto Rico, valued at an aggregate $326.3 million. The properties were acquired through the issuance of units from a consolidated subsidiary and consist of approximately $127.4 million of floating and fixed rate redeemable units, approximately $39.1 million of redeemable units, which are redeemable at the option of the holder, the assumption of approximately $56.4 million of non-recourse mortgage debt encumbering five of the properties and approximately $103.4 million in cash. The Company has the option to settle the redemption of the $39.1 million redeemable units with Common Stock or cash. The aggregate value of the units is included in Minority interests on the accompanying Condensed Consolidated Balance Sheets.

Back to Contents

The aggregate purchase price of these Puerto Rico properties has been allocated to the tangible and intangible assets and liabilities of the properties in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). The total purchase price was increased by intangible liabilities for the value attributed to assumed mortgage debt premiums of $2.8 million, below market rents of $19.4 million and fair value unit adjustments of $15.8 million, including unit premiums of $9.1 million. Mortgage debt premiums are amortized into interest expense over the remaining term of the related debt instrument. Below market rents are amortized into revenues over the remaining life of the related leases. Unit premiums are amortized into minority interest expense over the period from the date of issuance to the earliest redemption date of the units.

The Company has committed to acquire three additional shopping center properties located in Puerto Rico, comprising an aggregate of approximately 0.6 million square feet of GLA, with an aggregate value of approximately $122.6 million. Consideration for these additional property acquisitions will consist of approximately $11.2 million of cash, approximately $6.7 million of redeemable units, which are redeemable at the option of the holder, approximately $29.0 million of floating and fixed rate redeemable units and the assumption of approximately $75.7 million of non-recourse mortgage debt. The Company has the option to settle the redemption of the $6.7 million redeemable units with Common Stock or cash. The additional acquisitions are scheduled to close the earlier of the completion of the mortgage assumptions or December 1, 2006.

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

Dispositions -

During the nine months ended September 30, 2006, the Company disposed of 15 operating properties for an aggregate sales price of approximately $129.4 million, which resulted in a net gain of approximately $30.5 million, net of income taxes of $2.1 million relating to the sale of one property, and transferred five operating properties, to joint ventures in which the Company has 20% non-controlling interests for an aggregate price of approximately $95.4 million, which resulted in a gain of approximately $1.4 million for one transferred property.

Back to Contents

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

The components of Income from operations related to discontinued operations for the three and nine months ended September 30, 2006 and 2005 are shown below. These include the results of operations through the date of sale for each property sold during 2006 and 2005 and the operations for the applicable period for those assets classified as held-for-sale as of September 30, 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Discontinued operations:
Revenues from rental property	$561	$3,784	$4,971	$13,099
Rental property expenses	(206)	(997)	(1,092)	(4,267)

Income from property operations	355	2,787	3,879	8,832
Depreciation and amortization	(124)	(768)	(778)	(3,067)
Interest expense	(99)	(238)	(307)	(559)
Other	1,262	1,745	1,204	2,276

Income from discontinued operating properties	1,394	3,526	3,998	7,482
Provision for income taxes	(7)	—	(2,096)	—
Minority interests in income from discontinued operating properties	(7)	(51)	(1,522)	(129)
Loss on operating properties held for sale/sold	—	—	(813)	(2,615)
Gain on disposition of operating properties	1,283	4,964	33,427	14,425

Income from discontinued operations	$2,663	$8,439	$32,994	$19,163

Back to Contents

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

During the three months ended June 30, 2006, the Company classified as held-for-sale two shopping center properties comprising approximately 0.3 million square feet of GLA. The book value of each of these properties, aggregating approximately $2.5 million, did not exceed each of their estimated fair values. As a result, no adjustment of property carrying value has been recorded. The Company’s determination of the fair value for each of these properties, aggregating approximately $8.1 million, is based primarily upon executed contracts of sale with third parties less estimated selling costs. The Company completed the sale of one of these properties during the quarter ended September 30, 2006.

During the three months ended September 30, 2006, the Company classified as held-for-sale two shopping center properties and one land parcel, comprising approximately 0.2 million square feet of GLA. The book value of each of these properties, aggregating approximately $7.0 million, did not exceed each of their estimated fair values. As a result, no adjustment of property carrying value has been recorded. The Company’s determination of the fair value for each of these properties, aggregating approximately $11.6 million, is based primarily upon executed contracts of sale with third parties less estimated selling costs.

4.	Ground-Up Development

The Company is engaged in ground-up development projects which consist of (i) merchant building through the Company’s wholly-owned taxable REIT subsidiary, Kimco Developers, Inc. (“KDI”), which develops neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) U.S. ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Mexico and Canada for long-term investment. The ground-up development projects generally have substantial pre-leasing prior to the commencement of construction. As of September 30, 2006, the Company had in progress a total of 43 ground-up development projects including 27 merchant building projects, five U.S. ground-up development projects and 11 ground-up development projects located throughout Mexico.

Back to Contents

KDI -

During the nine months ended September 30, 2006, KDI acquired 13 land parcels, in separate transactions, for the ground-up development of shopping centers and subsequent sale thereof upon completion for an aggregate purchase price of approximately $54.1 million.

During the nine months ended September 30, 2006, KDI sold, in separate transactions, three recently completed projects, one partnership interest and 21 out-parcels for approximately $132.3 million. These transactions resulted in gains of approximately $14.8 million, net of income taxes of $9.9 million, which excludes approximately $1.1 million of gains on one of the projects, which was deferred due to the Company’s continued ownership interest.

Additionally, during the nine months ended September 30, 2006, KDI obtained construction financing on three ground-up development properties for an aggregate loan amount of up to $83.8 million, of which $30.8 million was outstanding as of September 30, 2006. As of September 30, 2006, KDI had 13 loans with total commitments of up to $353.6 million of which $273.3 million has been funded. These loans have maturities ranging from one to 33 months and interest rates ranging from 6.92% to 7.62% at September 30, 2006.

Long-term Investment Projects -

During March 2006, the Company acquired land in Chambersburg, PA, for a purchase price of approximately $8.9 million. The land will be developed into a 0.4 million square foot retail center with a total estimated project cost of approximately $26.1 million.

During the nine months ended September 30, 2006, the Company acquired, in separate transactions, land in Monterey, Guadalajara, Queretaro and Mexicalli, Mexico, for an aggregate purchase price of approximately 729.5 million pesos (“MXP”) (approximately USD $66.4 million). The land will be developed into retail centers aggregating 1.7 million square feet. Total estimated remaining project costs are approximately USD $103.0 million.

During June 2006, the Company acquired, through a newly formed joint venture in which the Company has a non-controlling interest, a 0.1 million square foot development project in Puerta Vallarta, Mexico for a purchase price of 65.4 million MXP (approximately USD $5.7 million). Total estimated project costs are approximately USD $7.3 million. The Company accounts for this investment under the equity method of accounting.

Back to Contents

Additionally, during June 2006, the Company transferred 50% of its 60% interest in a development property located in Tijuana, Baja California, Mexico to a joint venture partner for approximately $6.4 million, which approximated its carrying value. As a result of this transaction, the Company now holds a 30% non-controlling interest and continues to account for its investment under the equity method of accounting.

During July 2006, the Company acquired the completed improvements on a recently acquired development property located in Saltillo, Mexico for approximately 43.6 million MXP (approximately USD $4.0 million).

During August 2006, the Company sold 50% of its 100% interest in a development property located in Monterey, Mexico, to a joint venture partner for approximately $9.6 million, which approximated its carrying value. The Company accounts for its remaining 50% interest under the equity method of accounting.

5.	FNC Realty Corporation

On July 27, 2005, Frank’s Nursery and Crafts, Inc. (“Frank’s”) emerged from Chapter 11 bankruptcy pursuant to a bankruptcy court approved plan of reorganization as FNC Realty Corporation (“FNC”). Pursuant to the plan of reorganization, the Company received common shares of FNC representing an approximate 27% ownership interest in exchange for its interest in Frank’s. In addition, the Company acquired an additional 24.5% interest in the common shares of FNC for cash of approximately $17.0 million, thereby increasing the Company’s ownership interest to approximately 51%. The Company also acquired approximately $42.0 million of fixed rate 7% convertible senior notes issued by FNC. As a result of the increase in ownership interest from 27% to 51%, the Company became the controlling shareholder and therefore, commenced consolidation of FNC effective July 27, 2005.

As of July 27, 2005, FNC held interests in 55 properties with approximately $16.1 million of non-recourse mortgage debt encumbering 16 of the properties. These loans bore interest at fixed rates ranging from 4.00% to 7.75% and maturity dates ranging from June 2012 through June 2022. During December 2005, FNC pre-paid, without penalty, an aggregate $4.8 million of mortgage debt encumbering five of its properties. As of September 30, 2006, FNC had approximately $2.8 million of non-recourse mortgage debt encumbering three properties. These remaining loans bear interest at fixed rates ranging from 4.00% to 7.31% and maturity dates ranging from May 2012 through June 2012.

The Company’s investment strategy with respect to FNC includes re-tenanting, re-developing and disposition of the properties. From July 27, 2005, through December 31, 2005, FNC disposed of nine properties, in separate transactions, for an aggregate sales price of approximately $9.4 million. During the nine months ended September 30, 2006, FNC disposed of an additional five properties and one out-parcel, in separate transactions, for an aggregate sales price of approximately $17.4 million.

Back to Contents

6.	Investment and Advances in Real Estate Joint Ventures

Kimco Income REIT -

During 1998, the Company formed Kimco Income REIT (“KIR”), a limited partnership which the Company manages, established to invest in high quality retail properties financed primarily through the use of individual non-recourse mortgages.

The Company holds a non-controlling limited partnership interest in KIR and accounts for its investment under the equity method of accounting. The Company’s equity in income of KIR for the nine months ended September 30, 2006 and 2005 was approximately $17.9 million and $21.5 million, respectively, which includes the Company’s share of gains from property sales of approximately $0.7 million and $7.7 million, respectively. Effective July 1, 2006, the Company acquired an additional 2% limited partnership interest in KIR, which increased the Company’s total non-controlling interest to 45.3%.

During the nine months ended September 30, 2006, KIR disposed of an operating property and an out-parcel, in separate transactions, for an aggregate sales price of approximately $7.9 million. These sales resulted in an aggregate gain of approximately $1.6 million of which the Company’s share was approximately $0.7 million.

In addition, KIR has a master management agreement with the Company, whereby, the Company performs services for fees relating to the management, operation, supervision and maintenance of the joint venture properties. For the nine months ended September 30, 2006 and 2005, the Company earned management fees of approximately $2.5 million and $2.2 million, respectively.

As of September 30, 2006, the KIR portfolio was comprised of 67 properties aggregating 14.1 million square feet of GLA located in 20 states.

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

During the nine months ended September 30, 2006, KROP acquired one operating property from the Company for an aggregate purchase price of approximately $3.5 million.

Back to Contents

During the nine months ended September 30, 2006, KROP sold three operating properties to a joint venture in which the Company has a 20% non-controlling interest for an aggregate sales price of approximately $62.2 million. These sales resulted in an aggregate gain of approximately $26.7 million. As a result of its continued 20% ownership interest in these properties, the Company has deferred recognition of its share of these gains.

Additionally, during the nine months ended September 30, 2006, KROP sold six operating properties and two out-parcels in separate transactions, for an aggregate sales price of approximately $125.2 million. These sales resulted in an aggregate gain of approximately $37.6 million of which the Company’s share was approximately $7.5 million.

As of September 30, 2006, the KROP venture consisted of 29 properties aggregating 4.3 million square feet of GLA located in 13 states. For the nine months ended September 30, 2006, the Company recognized equity in income of KROP of approximately $17.9 million, including profit participation of approximately $9.3 million, and approximately $3.3 million of equity in income during the corresponding period in 2005. Additionally, during each of the nine months ended September 30, 2006 and 2005, the Company earned management fees of approximately $2.8 million and $2.6 million. In addition, the Company earned acquisition/disposition fees of approximately $0.5 million for each of the nine months ended September 30, 2006 and 2005.

During August 2006, the Company and GECRE agreed to market for sale the remaining properties within the KROP venture.

Back to Contents

Other Real Estate Joint Ventures -

During the nine months ended September 30, 2006, the Company acquired, in separate transactions, 45 operating properties and one ground lease, through joint ventures in which the Company has non-controlling interests. These properties were acquired for an aggregate purchase price of approximately $1.1 billion, including approximately $513.9 million of non-recourse mortgage debt encumbering 30 of the properties. The Company accounts for its investment in these joint ventures under the equity method of accounting. Details of these transactions are as follows (in thousands):

			Purchase Price

Property Name	Location	Month Acquired	Cash	Debt	Total	GLA

Stabilus Building	Salitillo, Cahuila, Mexico	Jan-06	$2,600	$—	$2,600	63
American Industries (3 Locations)	Chihuahua & San Luis Postosi, Mexico	Feb-06	12,200	—	12,200	224
Copperwood Village	Houston, TX	Feb-06	73,850	—	73,850	350
Crème De la Crème (2 Locations)	Allen & Colleyville, TX	Feb-06	2,409	7,229	9,638	41
Five free standing locations	CO, OR, NM, NY	Mar-06	7,000	—	7,000	162
Edgewater Commons	Edgewater, NJ	Mar-06	44,104	74,250	118,354	424
Long Gate Shopping Ctr	Ellicot City, MD	Mar-06	36,330	40,200	76,530	433
Clackamas Promenade	Clakamas, OR	Mar-06	35,240	42,550	77,790	237
Westmont Portfolio (8 Locations)	Various, Canada	Mar-06	16,066	69,572	85,638	358
Crow Portfolio (3 Locations)	FL and TX	Apr-06	46,698	66,200	112,898	678
Great Northeast Plaza	Philadelphia, PA	Apr-06	36,500	—	36,500	290
The Center at Hobbs Brook	Sturbridge, MA	Apr-06	53,100	—	53,100	231
Cessna Building	Chihuahua, Mexico	Apr-06	2,060	—	2,060	62
Crème de la Crème	Coppell, TX	Jun-06	1,325	4,275	5,600	20
Westmont Portfolio	Houston, TX	Jun-06	14,000	47,200	61,200	460
Werner II	Juarez, Mexico	Jun-06	1,800	—	1,800	200
Airport Plaza	Farmingdale, NY	Jul-06	41,573	53,477	95,050	448
Publix Anchored SC (10 Locations)	Various, FL	Aug-06	74,716	83,284	158,000	722
Shops at Kildeer	Kildeer, IL	Aug-06	47,350	—	47,350	167
Cypress Towne Center	Cypress, TX	Aug-06	13,332	25,650	38,982	196
Bustleton Dunkin Donuts (ground lease)	Philadelphia, PA	Aug-06	1,000	—	1,000	2

			$563,253	$513,887	$1,077,140	5,768

Back to Contents

During the nine months ended September 30, 2006, joint ventures, in which the Company has non-controlling interests ranging from 10% to 50%, disposed of five properties, in separate transactions, for an aggregate sales price of approximately $45.0 million. These sales resulted in an aggregate gain of approximately $7.3 million, of which the Company’s share was approximately $1.5 million.

During May 2006, PL Retail LLC (“PL Retail”), a joint venture in which the Company has a 15% non-controlling interest and manages the portfolio, sold one operating property for a sales price of approximately $42.1 million, which resulted in a gain of $3.9 million of which the Company’s share was approximately $0.6 million.

During September 2006, PL Retail sold one of its operating properties to a newly formed joint venture in which the Company has a 19% non-controlling interest for a sales price of approximately $109.0 million. As a result of the Company’s continued ownership no gain was recognized from this transaction. Proceeds of approximately $5.5 million from this transaction were used by PL Retail to repay the remaining balance of mezzanine financing that was previously provided by the Company.

The Company’s maximum exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments. As of September 30, 2006, the Company’s carrying value of its investments and advances in real estate joint ventures was approximately $880.7 million.

7.	Other Real Estate Investments

Preferred Equity Capital -

The Company maintains a preferred equity program, which provides capital to developers and owners of real estate. During the nine months ended September 30, 2006, the Company provided an aggregate of approximately $202.4 million in investment capital to developers and owners of 88 real estate properties. As of September 30, 2006, the Company’s net investment under the preferred equity program was approximately $399.9 million relating to 205 properties. One of the developer projects, located in Montreal, Canada, obtained a non-recourse construction loan, which is secured by the respective land and project improvements. Additionally, the Company has provided a guarantee to the lender and the developer partner has provided an indemnity to the Company for 25% of all debt. As of September 30, 2006 there was CAD $40.0 million (approximately USD $35.8 million) outstanding on this construction loan.

Back to Contents

During the nine months ended September 30, 2006, the Company earned approximately $29.8 million, including $8.7 million in profit participation earned from 12 capital transactions. During the nine months ended September 30, 2005, the Company earned approximately $22.5 million from these investments, including a $7.5 million profit participation earned from three capital transactions.

Kimsouth -

During November 2002, the Company through its taxable REIT subsidiary, together with Prometheus Southeast Retail Trust, completed the merger and privatization of Konover Property Trust, which has been renamed Kimsouth Realty, Inc., (“Kimsouth”). In connection with the merger, the Company acquired 44.5% of the common stock of Kimsouth, which consisted primarily of 38 retail shopping center properties comprising approximately 4.6 million square feet of GLA. Total acquisition value was approximately $280.9 million including approximately $216.2 million in mortgage debt. The Company’s investment strategy with respect to Kimsouth included re-tenanting, repositioning and disposition of the properties. As of January 1, 2006, Kimsouth consisted of five properties.

During May 2006, the Company acquired an additional 48% interest in Kimsouth for approximately $22.9 million, which increased the Company’s total ownership to 92.5%. As a result of this transaction, the Company became the controlling shareholder and has therefore, commenced consolidation of Kimsouth upon the closing date. The acquisition of the additional 48% ownership interest has been accounted for as a step acquisition with the purchase price being allocated to the identified assets and liabilities of Kimsouth.

During June 2006, Kimsouth contributed approximately $51.0 million, of which $47.2 million or 92.5% was provided by the Company, to fund its 15% non-controlling interest in a newly formed joint venture with an investment group to acquire a food and drug store retailer. This investment is included in other assets in the Condensed Consolidated Balance Sheets and is accounted for under the equity method of accounting.

During July 2006, Kimsouth contributed approximately $3.7 million to fund its 15% non-controlling interest in a newly formed joint venture with an investment group to acquire 50 grocery anchored operating properties. During September 2006, Kimsouth contributed an additional $2.2 million to this joint venture to acquire an operating property in Sacramento, CA, comprising approximately 0.1 million square feet of GLA, for a purchase price of approximately $14.5 million. This joint venture investment is included in investment and advances in real estate joint ventures in the Condensed Consolidated Balance Sheets and is accounted for under the equity method of accounting.

Back to Contents

During the nine months ended September 30, 2006, Kimsouth sold one property for an aggregate sales price of approximately $5.0 million and transferred two properties to a joint venture in which the Company has an 18% non-controlling interest for an aggregate price of approximately $54.0 million, which included the repayment of approximately $23.1 million in mortgage debt.

8.	Mortgages and Other Financing Receivables

During January 2006, the Company provided approximately $16.0 million as its share of a $50.0 million junior participation in a $700.0 million first mortgage loan, in connection with a private investment firm’s acquisition of a retailer. This loan participation bore interest at LIBOR plus 7.75% per annum and had a two year term with a one year extension option and was collateralized by certain real estate interests of the retailer. During June 2006, the borrower elected to pre-pay the outstanding loan balance of approximately $16.0 million in full satisfaction of this loan.

Additionally, during January 2006, the Company provided approximately $5.2 million as its share of an $11.5 million term loan to a real estate developer for the acquisition of a 59 acre land parcel located in San Antonio, TX. This loan is interest only at a fixed rate of 11.0% for a term of one year payable monthly and collateralized by a first mortgage on the subject property. As of September 30, 2006, the outstanding balance on this loan was approximately $5.2 million.

During February 2006, the Company committed to provide a one year $17.2 million credit facility at a fixed rate of 8.0% for a term of nine months and 9.0% for the remaining term to a real estate investor for the recapitalization of a discount and entertainment mall that it currently owns. As of September 30, 2006, there was no outstanding balance on this credit facility.

During April 2006, the Company provided two separate mortgages aggregating $14.5 million on a property owned by a real estate investor. Proceeds were used to payoff the existing first mortgage, buyout the existing partner and for redevelopment of the property. The mortgages bear interest at 8.0% per annum and mature in 2008 and 2013. These mortgages are collateralized by the subject property. As of September 30, 2006, the aggregate outstanding balance on these mortgages was approximately $14.7 million, including $0.2 million of accrued interest.

During May 2006, the Company provided a Canadian denominated (“CAD”) collateralized credit facility of CAD $23.5 million at a fixed rate of 8.5% per annum for a term of two years to a real estate company for the execution of its property acquisitions under contract and within its pipeline. The credit facility is guaranteed by the real estate company. The Company was issued 39,244 units, valued at approximately $0.1 million, and warrants to purchase up to 0.5 million shares of the real estate company as a loan origination fee. During August 2006, the Company increased the credit facility to CAD $45.0 million. As of September 30, 2006, the outstanding balance on this credit facility was approximately CAD $12.0 million (approximately USD $10.7 million).

Back to Contents

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

During August 2006, the Company provided $8.8 million as its share of a $13.2 million 12-month term loan to a retailer for general corporate purposes. This loan bears interest at a fixed rate of 12.50% with interest payable monthly and a balloon payment for the principal balance at maturity. The loan is collateralized by the underlying real estate of the retailer. Additionally, the Company funded $13.3 million as its share of a $20.0 million revolving Debtor-in-Possession facility to this retailer. The facility bears interest at LIBOR plus 3.00% and has an unused line fee of 0.375%. This credit facility is collateralized by a first priority lien on all the retailer’s assets. As of September 30, 2006, the Company’s share of the outstanding balance on this loan and credit facility was approximately $7.6 million and $3.9 million, respectively.

During September 2006, the Company provided a $5.3 million loan to an owner of an operating property in Mexico. The loan, which is collateralized by the property, bears interest at 12.0% per annum and matures in 2016. The Company is entitled to a participation feature of 25% of the cash flows and 20% of the gain on sale of the property. As of September 30, 2006, the outstanding balance on this loan was approximately $5.3 million.

9.	Notes Payable

During March 2006, the Company issued $300.0 million of fixed rate unsecured senior notes under its medium-term notes (“MTN”) program. This fixed rate MTN matures March 15, 2016 and bears interest at 5.783% per annum. The proceeds from this MTN issuance were primarily used to repay a portion of the outstanding balance under the Company’s U.S. revolving credit facility and for general corporate purposes.

Back to Contents

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

During the nine months ended September 30, 2006, the Company repaid its $30.0 million 6.93% fixed rate notes, which matured on July 20, 2006 and $100.0 million floating rate notes, which matured August 1, 2006.

During August 2006, Kimco North Trust III, a wholly-owned entity of the Company, completed the issuance of $200.0 million Canadian denominated senior unsecured notes. The notes bear interest at 5.18% and mature on August 16, 2013. The proceeds were used by Kimco North Trust III, to pay down outstanding indebtedness under the existing Canadian credit facility and to fund long-term investments in Canadian real estate. The senior unsecured notes are governed by an indenture by and among Kimco North Trust III, the Company, as guarantor, and BNY Trust Company of Canada, as trustee, dated April 21, 2005, as supplemented.

10.	Common Stock Transactions

During March 2006, the Company completed a primary public stock offering of 10,000,000 shares of the Company’s common stock. The net proceeds from this sale of common stock, totaling approximately $405.5 million (after related transaction costs of $2.5 million) were primarily used to repay the outstanding balance under the Company’s U.S. revolving credit facility, partial repayment of the outstanding balance under the Company’s Canadian denominated credit facility and for general corporate purposes.

During December 2005, the Company and Atlantic Realty Trust (“Atlantic Realty”) entered into a definitive merger agreement whereby Atlantic Realty would merge with and into a wholly-owned subsidiary of the Company (the “Merger”). Pursuant to the merger agreement the Company would acquire Atlantic Realty for an aggregate value equal to $82.5 million plus the amount of Atlantic Realty’s cash on hand at closing and certain agreed upon expenses less merger expenses and other liabilities, including certain liabilities under Atlantic Realty’s tax agreement with Ramco-Gershenson Properties Trust. The Merger consideration was paid in shares of the Company’s common stock (“Common Stock”) valued on the final full trading day immediately preceding the closing. Prior to the Merger, the Company and its subsidiaries owned approximately 37% of the common stock of Atlantic Realty.

Back to Contents

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

11.	Supplemental Schedule of Non-Cash Investing/Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the nine months ended September 30, 2006 and 2005 (in thousands):

	2006	2005

Acquisition of real estate interests by issuance of Common Stock and/or assumption of mortgage debt	$220,342	$18,804
Disposition/transfer of real estate interests by assignment of mortgage debt	$3,863	$124,683
Acquisition of real estate interests by issuance of redeemable units	$207,496	$—
Disposition/transfer of a real estate interest by assignment of downREIT units	$—	$4,236
Acquisition of real estate interests through proceeds held in escrow	$42,136	$—
Proceeds held in escrow from the sale of real estate interests	$41,421	$23,144
Acquisition of real estate through the issuance of an unsecured obligation	$10,586	$—
Declaration of dividends paid in succeeding period	$89,803	$77,903
Consolidation of FNC:
Increase in real estate and other assets	$—	$57,812
Increase in mortgages payable and other liabilities	$—	$57,812
Consolidation of Kimsouth:
Increase in real estate and other assets	$28,377	$—
Increase in mortgages payable and other liabilities	$28,377	$—

Back to Contents

12.	Pro Forma Financial Information

As discussed in Note 2, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the nine months ended September 30, 2006. The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Income for the nine months ended September 30, 2006 and 2005, adjusted to give effect to these transactions at the beginning of each year.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations. (Amounts presented in millions, except per share figures).

	Nine Months Ended September 30,

	2006	2005

Revenues from rental property	$464.9	$437.3
Net income	$245.7	$215.8
Net income per common share:
Basic	$1.00	$0.91

Diluted	$0.98	$0.90

13.	Subsequent Events

On July 9, 2006, the Company entered into a definitive merger agreement with Pan Pacific Retail Properties Inc. (“Pan Pacific”). Under the terms of the agreement, the Company will acquire all of the outstanding shares of Pan Pacific for a total merger consideration of $70.00 per share. As permitted under the merger agreement, the Company has elected to issue $10.00 per share of the total merger consideration in the form of Common Stock to be based upon the average closing price of the Common Stock over ten trading days immediately preceding the closing date.

On September 25, 2006, Pan Pacific stockholders approved the proposed merger and the closing occurred on October 31, 2006. In addition to merger consideration of $70.00 per share, Pan Pacific stockholders also received $0.2365 per share as a pro-rata portion of Pan Pacific’s regular $0.64 per share dividend for each day between September 26, 2006 and the closing date.

Back to Contents

The transaction has a total value of approximately $4.1 billion, including Pan Pacific’s outstanding debt totaling approximately $1.1 billion. Pan Pacific owns interests in 138 operating properties, comprising approximately 22.6 million square feet of gross leasable area, and are located primarily in California, Oregon, Washington and Nevada.

Funding for this transaction was provided by approximately $1.3 billion of new individual non-recourse mortgage debt encumbering 51 properties, a $1.2 billion two year credit facility provided by a consortium of banks and guaranteed by the joint venture partners described below and the Company, the issuance of approximately $407.7 million of Common Stock, the assumption of approximately $630.0 million of unsecured bonds and approximately $289.4 million of existing non-recourse mortgage debt encumbering 23 properties and approximately $300.0 million in cash. With respect to the $1.2 billion guarantee by the Company, PREI, as defined below, guaranteed reimbursement to the Company of 85% of any guaranty payment the Company is obligated to make.

Immediately following the merger, the Company commenced its joint venture agreements with Prudential Real Estate Investors (“PREI”) through three separate accounts managed by PREI. In accordance with the joint venture agreements all Pan Pacific assets and the respective non-recourse mortgage debt and the $1.2 billion credit facility mentioned above were transferred to the separate accounts. PREI contributed approximately $1.1 billion on behalf of institutional investors in three of its portfolios. The Company holds 15% non-controlling ownership interests in these joint ventures and will account for these investments under the equity method of accounting. In addition, the Company will manage the portfolios and earn acquisition fees, leasing commissions, property management fees and construction management fees.

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

Back to Contents

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers. As of October 25, 2006, the Company had interests in 1,188 properties totaling approximately 151.9 million square feet of leasable space located in 44 states, Canada, Mexico and Puerto Rico.

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

Back to Contents

Results of Operations

Revenues from rental property increased $25.5 million or 19.9% to $153.8 million for the three months ended September 30, 2006, as compared with $128.3 million for the corresponding quarter ended September 30, 2005. Similarly, revenues from rental property increased $64.6 million or 16.9% to $446.1 million for the nine months ended September 30, 2006, as compared with $381.5 million for the corresponding nine month period ended September 30, 2005. These net increases resulted primarily from the combined effect of (i) the acquisition of operating properties during 2005 and the nine months ended September 30, 2006, providing incremental revenues for the three and nine months ended September 30, 2006 of approximately $21.3 million and $49.0 million, respectively, (ii) an overall increase in shopping center portfolio occupancy to 95.0% at September 30, 2006, as compared to 94.2% at September 30, 2005 and the completion of certain redevelopment and development projects providing incremental revenues of approximately $8.6 million and $22.2 million, respectively, for the three and nine months ended September 30, 2006 as compared to the corresponding period in 2005, offset by (iii) a decrease in revenues of approximately $4.4 million and $6.6 million for the three and nine months ended September 30, 2006, respectively, as compared to the corresponding periods last year, resulting from the transfer of operating properties to various unconsolidated joint venture entities, and the sale of certain properties during 2005 and the nine months ended September 30, 2006.

Rental property expenses, including depreciation and amortization, increased approximately $19.8 million or 33.8% to $78.3 million for the three months ended September 30, 2006, as compared with $58.5 million for the corresponding quarter ended September 30, 2005. Similarly, for the nine months ended September 30, 2006, rental property expenses, including depreciation and amortization, increased $43.7 million or 24.6% to $221.6 million as compared with $177.9 million for the corresponding period in the preceding year. These increases are primarily due to operating property acquisitions during 2006 and 2005 which were partially offset by operating property dispositions including those transferred to various joint venture entities.

Mortgage financing income increased $5.9 million to $15.8 million for the nine months ended September 30, 2006, as compared to $9.9 million for the corresponding period in 2005. This increase is primarily due to the recognition of accretion income of approximately $6.2 million, resulting from an early pre-payment of a mortgage receivable in June 2006, which had been acquired at a discount.

Management and other fee income increased approximately $2.9 million and $7.5 million, respectively, for the three and nine months ended September 30, 2006, as compared to the corresponding periods in 2005. These increases are primarily due to incremental fees earned from the Kimsouth portfolio and growth in the Company’s other co-investment programs.

General and administrative expenses increased approximately $8.5 million and $17.1 million, respectively for the three and nine months ended September 30, 2006, as compared to the corresponding periods in 2005. These increases are primarily due to personnel-related costs including the non-cash expensing of stock options granted, attributable to the growth of the Company.

Back to Contents

Interest, dividends and other investment income increased approximately $5.0 million and $20.8 million for the three and nine month periods ended September 30, 2006, respectively, as compared to the corresponding periods in 2005. These increases are primarily due to greater realized gains on the sale of certain marketable securities and increased interest and dividend income as a result of the growth in the marketable securities portfolio during 2005 and the nine months ended September 30, 2006.

Interest expense increased $11.7 million and $35.0 million for the three and nine months ended September 30, 2006, as compared to the corresponding periods in 2005. These increases are due to higher interest rates and higher outstanding levels of debt during these periods as compared to the same periods in the preceding year.

Income from other real estate investments increased $14.1 million to $27.2 million for the three months ended September 30, 2006, as compared to $13.1 million for the corresponding period in 2005. Similarly, income from other real estate investments increased $19.8 million to $60.9 million for the nine months ended September 30, 2006, as compared to $41.1 million for the corresponding period in 2005. These increases are primarily due to (i) increased investment in the Company’s Preferred Equity program which contributed $11.7 million and $29.8 million for the three and nine months ended September 30, 2006, including $8.7 million of profit participation earned from 12 capital transactions, as compared to $8.8 million and $22.5 million for the corresponding periods in 2005, including a $7.5 million profit participation earned from three capital transactions and (ii) pre-tax profits of $7.9 million from the transfer of two properties from Kimsouth to a joint venture in which the Company has an 18% non-controlling interest. These profits exclude amounts that have been deferred as a result of the Company’s continued ownership interest.

Equity in income of real estate joint ventures, net increased $11.2 million to $29.3 million for the three months ended September 30, 2006, as compared to $18.1 million for the corresponding period in 2005. Similarly, equity in income of real estate joint ventures, net increased $15.7 million to $72.8 million for the nine months ended September 30, 2006, as compared with $57.1 million for the corresponding period in 2005. These increases are primarily attributable to (i) increased equity in income from the Kimco Income REIT joint venture investment (“KIR”) resulting from the sale of an operating property and one out-parcel during the nine months ended September 30, 2006 which provided a gain of $1.6 million, of which the pro-rata share to the Company was $0.7 million, (ii) increase in equity in income from the Kimco Retail Opportunity Portfolio joint venture investment (“KROP”) primarily resulting from profit participation of approximately $9.3 million and gains from the sale of six operating properties and two out-parcels during 2006 of which the pro-rata share of gains to the Company were $1.0 million and $7.5 million for the three and nine months ended September 30, 2006, and (iii) the Company’s growth of its various other real estate joint ventures. The Company has made additional capital investments in these and other joint ventures for the acquisition of additional shopping center properties by the ventures throughout 2005 and the nine months ended September 30, 2006.

Back to Contents

During the nine months ended September 30, 2006, KDI sold three recently completed projects, one partnership interest and 21 out-parcels, in separate transactions, for approximately $132.3 million. These sales resulted in gains of approximately $14.8 million, net of income taxes of $9.9 million, which excludes approximately $1.1 million of gains on one of the projects, which was deferred due to the Company’s continued ownership interest.

During the nine months ended September 30, 2005, KDI, sold in separate transactions, 28 out-parcels and five recently completed projects for approximately $201.9 million. These sales provided gains of approximately $18.8 million, net of income taxes of approximately $9.6 million

During the nine months ended September 30, 2006, the Company disposed of 15 operating properties for an aggregate sales price of $129.4 million, which resulted in an aggregate net gain of approximately $30.5 million, net of income taxes of $2.1 million relating to the sale of one property, and transferred five operating properties, to joint ventures in which the Company has 20% non-controlling interests for an aggregate price of approximately $95.4 million, which resulted in a gain of approximately $1.4 million for one transferred property.

During the nine months ended September 30, 2005, the Company disposed of, in separate transactions, (i) 13 operating properties for an aggregate sales price of $60.1 million, (ii) transferred three operating properties to KROP for an aggregate price of approximately $49.0 million, and (iii) transferred 52 operating properties to various co-investment ventures in which the Company has non-controlling interests ranging from 15% to 50% for an aggregate price of approximately $232.1 million. For the nine months ended September 30, 2005, these transactions resulted in an aggregate net gain of approximately $14.6 million.

Net income for the three and nine months ended September 30, 2006 was $91.4 million and $296.4 million, respectively. Net income for the three and nine months ended September 30, 2005 was $85.3 million and $256.0 million, respectively. On a diluted per share basis, net income remained constant at $0.36 for the three month period ended September 30, 2006, and 2005. On a diluted per share basis, net income improved $0.12 to $1.19 for the nine month period ended September 30, 2006, as compared to $1.07 for the corresponding period in 2005. These increases are attributable to (i) an increase in revenues from rental properties primarily due to acquisitions in 2005 and the nine months ended September 30, 2006, (ii) increased income from other real estate investments primarily due to increased investments in the Company’s Preferred Equity program, (iii) an increase in equity in income of real estate joint ventures achieved from profit participation and gains on sale of joint venture operating properties and additional capital investment in the Company’s joint venture programs for the acquisition of additional operating properties throughout 2006 and 2005, (iv) increased gains on sales of operating properties for the nine months ended September 30, 2006, (v) increased income contributed from the marketable securities portfolio as compared to the same period last year, partially offset by, (vi) an increase in interest expense due to higher interest rates and increased borrowings during 2006.

Back to Contents

Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base. At September 30, 2006, the Company’s five largest tenants were The Home Depot, TJX Companies, Sears Holdings, Kohl’s, and Wal-Mart, which represented approximately 3.7%, 3.0%, 2.7%, 2.3% and 2.2%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s cash flow activities are summarized as follows (in millions):

	Nine Month Period Ended September 30,

	2006	2005

Net cash flow provided by operating activities	$360.9	$320.3
Net cash flow used for investing activities	$(954.8)	$(392.7)
Net cash flow provided by financing activities	$620.5	$104.0

Operating Activities

The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short term and long term. In addition, the Company anticipates that cash on hand, borrowings under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Net cash flow provided by operating activities for the nine months ended September 30, 2006 was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2005 and the nine months ended September 30, 2006, (iii) new leasing, expansion and re-tenanting of core portfolio properties, and (iv) growth in the Company’s co-investment and Preferred Equity programs.

Back to Contents

Investing Activities

Acquisitions and Redevelopments -

During the nine month period ended September 30, 2006, the Company expended approximately $440.5 million towards acquisition of and improvements to operating real estate.

The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace. During the nine months ended September 30, 2006, the Company expended approximately $43.6 million in connection with these major redevelopments and re-tenanting projects. The Company anticipates its capital commitment toward these and other redevelopment projects during 2006 will be approximately $70.0 million to $90.0 million. The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving lines of credit.

Investments and Advances to Real Estate Joint Ventures -

During the nine month period ended September 30, 2006, the Company expended approximately $226.2 million for investments and advances to real estate joint ventures and received approximately $116.3 million from reimbursements of advances to real estate joint ventures.

Ground-up Development -

The Company is engaged in ground-up development projects which consists of (i) merchant building through the Company’s wholly-owned taxable REIT subsidiary, KDI, which develops neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Mexico and Canada for long-term investment. All ground-up development projects generally have substantial pre-leasing prior to the commencement of construction. As of September 30, 2006, the Company had in progress a total of 43 ground-up development projects including 27 merchant building projects, five U.S. ground-up development projects and 11 ground-up development projects located throughout Mexico.

During the nine months ended September 30, 2006, the Company expended approximately $388.8 million in connection with the purchase of land and construction costs related to these projects. These projects are currently proceeding on schedule and substantially in line with the Company’s budgeted costs. The Company anticipates its capital commitment during 2006 toward these and other development projects will be approximately $390 million to $485 million. The proceeds from the sales of the completed ground-up development projects, proceeds from construction loans and availability under the Company’s revolving lines of credit are expected to be sufficient to fund these anticipated capital requirements.

Back to Contents

Dispositions and Transfers –

During the nine month period ended September 30, 2006, the Company received net proceeds of approximately $196.9 million relating to the sale of various operating properties and ground-up development projects and approximately $129.9 million from the transfer of operating properties to various co-investment ventures.

Financing Activities

It is management’s intention that the Company continually have access to the capital resources necessary to expand and develop its business. As such, the Company intends to operate with and maintain a conservative capital structure with a level of debt to total market capitalization of 50% or less. As of September 30, 2006, the Company’s level of debt to total market capitalization was 24%. In addition, the Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings. The Company may, from time to time, seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage/ construction loan financings and other capital alternatives in a manner consistent with its intention to operate with a conservative debt structure.

Since the completion of the Company’s initial public offering (“IPO”) in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $4.9 billion for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.

The Company has an $850.0 million unsecured revolving credit facility, which is scheduled to expire in July 2008. This credit facility has made available funds to both finance the purchase of properties and other investments and meet any short-term working capital requirements. As of September 30, 2006, there was $360.0 million outstanding under this credit facility.

Additionally, the Company has a Canadian denominated (“CAD”) $250.0 million unsecured credit facility with a group of banks. This facility originally bore interest at the CDOR Rate, as defined, plus 0.50%, and is scheduled to expire in March 2008. During January 2006, the facility was amended to reduce the borrowing spread to 0.45% and to modify the covenant package to conform to the Company’s $850.0 million U.S. Credit Facility. Proceeds from this facility will be used for general corporate purposes including the funding of Canadian denominated investments. As of September 30, 2006, there was CAD $15.0 million (approximately USD $13.4 million) outstanding under this credit facility.

Back to Contents

The Company also has a Mexican Peso denominated (“MXP”) 500.0 million unsecured revolving credit facility. This facility bears interest at the TIIE Rate, as defined, plus 1.00% and is scheduled to expire in May 2008. Proceeds from this facility will be used to fund peso denominated investments. As of September 30, 2006, there was MXP 500.0 million (approximately USD $45.4 million) outstanding under this facility.

The Company has a medium-term notes (“MTN”) program pursuant to which it may, from time-to-time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company’s debt maturities.

During March 2006, the Company issued $300.0 million of fixed rate unsecured senior notes under its MTN program. This fixed rate MTN matures March 15, 2016 and bears interest at 5.783% per annum. The proceeds from this MTN issuance were primarily used to repay a portion of the outstanding balance under the Company’s U.S. revolving credit facility and for general corporate purposes.

Additionally, during March 2006, the Company completed a primary public stock offering of 10,000,000 shares of the Company’s common stock. The net proceeds from this sale of common stock, totaling approximately $405.5 million (after related transaction costs of $2.5 million) were primarily used to repay the outstanding balance under the Company’s U.S. revolving credit facility, partial repayment of the outstanding balance under the Company’s Canadian denominated credit facility and for general corporate purposes.

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

Back to Contents

During the nine months ended September 30, 2006, the Company repaid its $30.0 million 6.93% fixed rate notes, which matured on July 20, 2006 and $100.0 million floating rate notes, which matured on August 1, 2006.

During August 2006, Kimco North Trust III, a wholly-owned entity of the Company, completed the issuance of $200.0 million Canadian denominated senior unsecured notes. The notes bear interest at 5.18% and mature on August 16, 2013. The proceeds were used by Kimco North Trust III, to pay down outstanding indebtedness under existing credit facilities, to fund long-term investments in Canadian real estate and for general corporate purposes. The senior unsecured notes are governed by an indenture by and among Kimco North Trust III, the Company, as guarantor, and BNY Trust Company of Canada, as trustee, dated April 21, 2005, as supplemented.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects. As of September 30, 2006, the Company had over 400 unencumbered property interests in its portfolio.

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

Although the Company receives substantially all of its rental payment on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in a short-term money market or other suitable instruments. Cash dividends paid for the nine months ended September 30, 2006 and 2005 were $242.8 million and $215.4 million, respectively.

Back to Contents

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

The Company’s primary market risk exposure is interest rate risk. The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of September 30, 2006, with corresponding weighted-average interest rates sorted by maturity date. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency. The instruments actual cash flows are denominated in U.S. dollars, Canadian dollars and Mexican Pesos, as indicated by geographic description ($ USD equivalent in thousands):

	2006	2007	2008	2009	2010	2011+	Total	Fair Value

U.S. Dollar Denominated
Secured Debt Fixed Rate	—	$28,161	$92,603	$43,228	$19,073	$292,993	$476,058	$489,285
Average Interest Rate	—	8.20%	7.24%	7.81%	8.47%	6.88%	7.17%

Variable Rate	$71,948	$108,733	$83,216	$24,145	—	$4,611	$292,653	$292,653
Average Interest Rate	7.33%	7.14%	7.04%	6.90%	—	6.74%	7.13%

Unsecured Debt Fixed Rate	$55,000	$195,000	$100,000	$180,000	$50,000	$1,267,000	$1,847,000	$1,871,652
Average Interest Rate	7.50%	7.14%	3.95%	6.98%	4.62%	5.41%	5.71%

Variable Rate	$4,933	—	$360,000	—	—	—	$364,933	$364,933
Average Interest Rate	8.00%	—	5.62%	—	—	—	5.66%

Canadian Dollar Denominated
Unsecured Debt Fixed Rate	—	—	—	—	$134,210	$178,947	$313,157	$312,319
Average Interest Rate	—	—	—	—	4.45%	5.18%	4.87%

Variable Rate	—	—	$13,421	—	—	—	$13,421	$13,421
Average Interest Rate	—	—	4.79%	—	—	—	4.79%

Mexican Pesos Denominated
Unsecured Debt Variable Rate	—	—	$45,401	—	—	—	$45,401	$45,401
Average Interest Rate	—	—	8.29%	—	—	—	8.29%

Back to Contents

Based on the Company’s variable-rate debt balances, interest expense would have increased by approximately $2.7 million for the nine months ended September 30, 2006 if short-term interest rates were 1.0% higher.

As of September 30, 2006, the Company had Canadian investments totaling CAD $840.4 million (approximately USD $751.9 million) comprised of real estate joint venture investments and marketable securities. In addition, the Company has Mexican real estate and mortgage financing investments of approximately MXN $3.9 billion (approximately USD $356.8 million). The foreign currency exchange risk has been partially mitigated through the use of local currency denominated debt, inflation adjusted leases and a cross currency swap (the “CC Swap”). The Company is exposed to credit risk in the event of non-performance by the counter-party to the CC Swap. The Company believes it has mitigated its credit risk by entering into the CC Swap with a major financial institution.

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of September 30, 2006, the Company had no other material exposure to market risks.

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

Back to Contents

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Back to Contents

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not presently involved in any litigation, nor to its knowledge is any litigation threatened against the Company or its subsidiaries, that in management’s opinion, would result in any material adverse effect on the Company’s ownership, management or operation of its properties, or which is not covered by the Company’s liability insurance.

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

Back to Contents

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

KIMCO REALTY CORPORATION
November 7, 2006	/s/ Milton Cooper
(Date)
Milton Cooper Chief Executive Officer

November 7, 2006	/s/ Michael V. Pappagallo
(Date)
Michael V. Pappagallo Chief Financial Officer