Form 10-K
period 2006-12-31
KIMCO REALTY CORP
filed 2007-02-28
CIK 879101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
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
None

     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑     No ☐
     Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b of the Exchange Act.
Large Accelerated Filer ☑      Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $9.8 billion based upon the closing price on the New York Stock Exchange for such stock on January 31, 2007.
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.
251,162,635 shares as of January 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference to the Registrant’s definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on May 17, 2007.
Index to Exhibits begins on page 63.

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
Item 1. Business
General Kimco Realty Corporation, a Maryland corporation, is one of the nation’s largest owners and operators of neighborhood and community shopping centers. The Company is a self-administered real estate investment trust (“REIT”) and manages its properties through present management, which has owned and operated neighborhood and community shopping centers for over 45 years. The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of January 31, 2007, the Company had interests in 1,348 properties, totaling approximately 175.4 million square feet of gross leasable area (“GLA”) located in 45 states, Canada, Mexico and Puerto Rico. The Company’s ownership interests in real estate consist of its consolidated portfolio and in portfolios where the Company owns an economic interest, such as properties in the Company’s investment management program, where the Company partners with institutional investors and also retains management (See Recent Developments — Operating Real Estate Joint Venture Investments and Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K). The Company believes its portfolio of neighborhood and community shopping center properties is the largest (measured by GLA) currently held by any publicly-traded REIT.
The Company’s executive offices are located at 3333 New Hyde Park Road, New Hyde Park, New York 11042-0020 and its telephone number is (516) 869-9000. Unless the context indicates otherwise, the term the “Company” as used herein is intended to include all subsidiaries of the Company.
The Company’s web site is located at http://www.kimcorealty.com. The information contained on our web site does not constitute part of this Annual Report on Form 10-K. On the Company’s web site you can obtain, free of charge, a copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

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
The Company’s growth through its first 15 years resulted primarily from the ground-up development and construction of its shopping centers. By 1981, the Company had assembled a portfolio of 77 properties that provided an established source of income and positioned the Company for an expansion of its asset base. At that time, the Company revised its growth strategy to focus on the acquisition of existing shopping centers and creating value through the redevelopment and re-tenanting of those properties. As a result of this strategy, a majority of the operating shopping centers added to the Company’s portfolio since 1981 have been through the acquisition of existing shopping centers.
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
Also during 1998, the Company formed Kimco Income REIT (“KIR”), an entity in which the Company held a 99.99% limited partnership interest. KIR was established for the purpose of investing in high-quality properties financed primarily with individual non-recourse mortgages. The Company believed that these properties were appropriate for financing with greater leverage than the Company traditionally used. At the time of formation, the Company contributed 19 properties to KIR, each encumbered by an individual non-recourse mortgage. During 1999, KIR sold a significant interest in the partnership to institutional investors. As of December 31, 2006, the Company holds a 45.0% non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting. (See Recent Developments — Operating Real Estate Joint Venture Investments and Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)
The Company has expanded its management business through the establishment of other various institutional joint venture programs in which the Company has non-controlling interests ranging generally from 5% to 45%. The Company’s largest joint venture, Kimco Prudential Joint Venture (“KimPru”), was formed in 2006, in connection with the Pan Pacific Retail Properties Inc. (“Pan Pacific”) merger transaction, with Prudential Real Estate Investors (“PREI”), which holds approximately $4.1 billion in assets. The Company earns management fees, acquisition fees, disposition fees and promoted interests based on value creation. As of December 31, 2006, the Company’s assets under management were valued at approximately $14.0 billion, comprising 458 of properties. (See Recent Developments — Operating Real Estate Joint Venture Investments and Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)
In connection with the Tax Relief Extension Act of 1999 (the “RMA”) which became effective January 1, 2001, the Company is permitted to participate in activities which it was precluded from previously in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries, is engaged in various retail real estate related opportunities, including (i) merchant building through its wholly-owned taxable REIT subsidiary, Kimco Developers, Inc. (“KDI”), which is primarily engaged in the ground-up development of neighborhood and community shopping centers and subsequent sale thereof upon completion (see Recent Developments — Ground-Up Development), (ii) retail real estate advisory and disposition services, which primarily focus on leasing and disposition strategies for real estate property interests of both healthy and distressed retailers and

(iii) acting as an agent or principal in connection with tax deferred exchange transactions. The Company will consider other investments through taxable REIT subsidiaries should suitable opportunities arise.
The Company has continued its geographic expansion with investments in Canada, Mexico and Puerto Rico. During October 2001, the Company formed the RioCan Venture with (“RioCan Venture”) RioCan Real Estate Investment Trust (“RioCan”, Canada’s largest publicly traded REIT measured by GLA) in which the Company has a 50% non-controlling interest, to acquire retail properties and development projects in Canada. The Company accounts for this investment under the equity method of accounting. The Company has expanded its presence in Canada with the establishment of other joint venture arrangements. During 2002, the Company, along with various strategic co-investment partners, began acquiring operating and development properties located in Mexico. During 2006, the Company acquired interests in shopping center properties located in Puerto Rico through joint ventures in which the Company holds controlling ownership interests. (See Recent Developments — Operating Properties and Operating Real Estate Joint Venture Investments and Notes 3 and 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)
The Company generated equity in income from its unconsolidated Canadian investments in real estate joint ventures of approximately $21.1 million and $21.6 million during 2006 and 2005, respectively. In addition, income from other unconsolidated Canadian real estate investments approximately $13.9 million and $6.6 million during 2006 and 2005, respectively.
The Company recognized equity in income from its unconsolidated Mexican investments in real estate joint ventures of approximately $11.8 million and $2.2 million during 2006 and 2005, respectively.
The Company’s revenues from its consolidated Mexican subsidiaries aggregated approximately $2.4 million and $1.2 million during 2006 and 2005, respectively.
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
Investment and Operating Strategy The Company’s investment objective has been to increase cash flow, current income and, consequently, the value of its existing portfolio of properties, and to seek continued growth through (i) the strategic re-tenanting, renovation and expansion of its existing centers and (ii) the selective acquisition of established income-producing real estate properties and properties requiring significant re-tenanting and redevelopment, primarily in neighborhood and community shopping centers in geographic regions in which the Company presently operates. The Company has and will continue to consider investments in other real estate sectors and in geographic markets where it does not presently operate should suitable opportunities arise.
The Company’s neighborhood and community shopping center properties are designed to attract local area customers and typically are anchored by a discount department store, a supermarket or a drugstore tenant offering day-to-day necessities rather than high-priced luxury items. The Company may either purchase or lease income-producing properties in the future and may also participate with other entities in property ownership through partnerships, joint ventures or similar types of co-ownership. Equity investments may be subject to existing mortgage financing and/or other indebtedness. Financing or other indebtedness may be incurred simultaneously or subsequently in connection with such investments. Any such financing or indebtedness will have priority over the Company’s equity interest in such property. The Company may make loans to joint ventures in which it may or may not participate.
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

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. At December 31, 2006, the Company’s single largest neighborhood and community shopping center accounted for only 1.6% of the Company’s annualized base rental revenues and only 0.8% of the Company’s total shopping center GLA. At December 31, 2006, the Company’s five largest tenants were The Home Depot, TJX Companies, Sears Holdings, Kohl’s, and Wal-Mart, which represent approximately 3.5%, 2.9%, 2.5%, 2.2% and 2.1%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.
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
Capital Strategy and Resources The Company intends to operate with and maintain a conservative capital structure with a level of debt to total market capitalization of approximately 50% or less. As of December 31, 2006, the Company’s level of debt to total market capitalization was 23%. In addition, the Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings. It is management’s intention that the Company continually have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may, from time to time, seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives in a manner consistent with its intention to operate with a conservative debt structure.
Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $4.9 billion. Proceeds from public capital market activities have been used for among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments. In March 2006, the Company was added to the S & P 500 Index, an index containing the stock of 500 Large Cap corporations, most of which are U.S. corporations.
The Company has an $850.0 million unsecured credit facility, (the “Credit Facility”) which is scheduled to expire in July 2008. Under the Credit Facility, funds may be borrowed for general corporate purposes, including the funding of (i) property acquisitions, (ii) development and redevelopment costs and (iii) any short-term working capital requirements. Interest on borrowings under the Credit Facility accrue at a spread (currently 0.45%) to LIBOR and fluctuates in accordance with changes in the Company’s senior debt ratings. As part of this Credit Facility, the Company has a competitive bid option whereby the Company may auction up to $425.0 million of its requested borrowings to the bank group. This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread to LIBOR of 0.45%. A facility fee of 0.125% per annum is payable quarterly in arrears. In addition, the Company has a $200.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is (i) subject to maintaining certain maximum leverage ratios on both unsecured senior corporate debt and minimum unencumbered asset and equity levels, and (ii) restricted from paying dividends in amounts that exceed 95% of funds from operations, as defined. As of December 31, 2006, there was no outstanding balance under this credit facility.
Additionally, the Company has a Canadian denominated (“CAD”) $250.0 million unsecured revolving credit facility with a group of banks. This facility originally bore interest at the CDOR Rate, as defined therein, plus 0.50% and is scheduled to expire in March 2008. During January 2006, the facility was amended to reduce the borrowing spread to 0.45% and to modify the covenant package to conform to the Company’s $850.0 million U.S. Credit Facility. Proceeds from this facility are used for general corporate purposes including the funding of Canadian denominated investments. As of December 31, 2006, there was no outstanding balance under this facility.
The Company also has a three-year Mexican Peso denominated (“MXP”) 500.0 million unsecured revolving credit facility. This facility bears interest at the TIIE Rate, as defined therein, plus 1.00% and is scheduled to expire in May 2008. Proceeds from this facility are used to fund peso denominated investments. As of December 31, 2006, there was no outstanding balance under this facility.
The Company also has a medium-term notes (“MTN”) program pursuant to which it may, from time to time, offer for sale its senior unsecured debt for any general corporate purpose, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs, and (ii) managing the Company’s debt maturities. (See Note 11 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)
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
During August 2006, Kimco North Trust III, a wholly-owned subsidiary of the Company, completed the issuance of $200.0 million Canadian denominated senior unsecured notes. The notes bear interest at 5.18% and mature on August 16, 2013. The proceeds were used by Kimco North Trust III to pay down outstanding indebtedness under the existing credit facility, to fund long-term investments in Canadian real estate and for general corporate purposes.
In connection with the October 31, 2006, Pan Pacific merger transaction, the Company assumed $630.0 million of unsecured notes payable. These notes bear interest at fixed rates ranging from 4.70% to 7.95% per annum and have maturity dates ranging from June 29, 2007 to September 1, 2015 (see Recent Developments — Operating Real Estate Joint Venture Investments — Pan Pacific Retail Properties Inc., and Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).
During 2006, the Company repaid its $30.0 million 6.93% fixed rate notes, which matured on July 20, 2006, $100.0 million floating rate notes, which matured on August 1, 2006, and $55.0 million 7.50% fixed rate notes, which matured on November 5, 2006.
In addition to the public debt and equity markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of ground-up development projects. As of December 31, 2006, the Company’s consolidated property portfolio had over 390 unencumbered property interests representing over 81% of the Company’s 2006 net operating income.
During March 2006, the Company completed a primary public stock offering of 10,000,000 shares of the Company’s common stock (“Common Stock”). The net proceeds from this sale of Common Stock, totaling approximately $405.5 million (after related transaction costs of $2.5 million) were primarily used to repay the outstanding balance under the Company’s U.S. revolving credit facility, partial repayment of the outstanding balance under the Company’s Canadian denominated credit facility and for general corporate purposes.
During March 2006, the shareholders of Atlantic Realty Trust (“Atlantic Realty”) approved a proposed merger with the Company and the closing occurred on March 31, 2006. As consideration for this transaction, the Company issued Atlantic Realty shareholders 1,274,420 shares of Common Stock, excluding 748,510 shares of Common Stock that were to be received by the Company, at a price of $40.41 per share. (See Note 17 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)
During May 2006, the Company filed a shelf registration statement on Form S-3ASR, which is effective for a three year term, for the unlimited future offerings, from time to time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants.
On September 25, 2006, Pan Pacific stockholders approved the proposed merger with the Company and the closing occurred on October 31, 2006. Under the terms of the merger agreement, the Company agreed to acquire all of the outstanding shares of Pan Pacific for a total merger consideration of $70.00 per share. As permitted under the merger agreement, the Company elected to issue $10.00 per share of the total merger consideration in the form of Common Stock. As such, the Company issued 9,185,847 shares of Common Stock valued at $407.7 million, which was based upon the average closing price of the Common Stock over the ten trading days immediately preceding the closing date. (See Recent Developments — Operating Real Estate Joint Venture Investment — Pan Pacific Retail Properties Inc. and Note 7 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.)
The Company anticipates that cash flows from operating activities will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and the payment of dividends in accordance with REIT requirements in both the short term and long term. In addition, the Company anticipates that cash on hand, free cash flow generated by the operating business, availability under its revolving credit facilities, and issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flow from operating activities (see Consolidated Statements of Cash Flows) was $455.6 million for the year ended December 31, 2006, as compared to $410.8 million for the year ended December 31, 2005.
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
Operating Practices Nearly all operating functions, including leasing, legal, construction, data processing, maintenance, finance and accounting, are administered by the Company from its executive offices in New Hyde Park, New York and supported by the Company’s regional offices. The Company believes it is critical to have a management presence in its principal areas of operation and accordingly, the Company maintains regional offices in various cities throughout the United States. A total of 618 persons are employed at the Company’s executive and regional offices.
The Company’s regional offices are generally staffed by a regional business leader and the operating personnel necessary to both function as local representatives for leasing and promotional purposes, to complement the corporate office’s administrative and accounting efforts and to ensure that property inspection and maintenance objectives are achieved. The regional offices are important in reducing the time necessary to respond to the needs of the Company’s tenants. Leasing and maintenance personnel from the corporate office also conduct regular inspections of each shopping center.
The Company also employs a total of 14 persons at several of its larger properties in order to more effectively administer its maintenance and security responsibilities.
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
In connection with the RMA, which became effective January 1, 2001, the Company is permitted to participate in activities which the Company was precluded from previously in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. The primary activities conducted by the Company in its taxable REIT subsidiaries during 2006 included, but were not limited to, (i) the ground-up development of shopping center properties and subsequent sale thereof upon completion (see Recent Developments — Ground-Up Development), (ii) real estate advisory and disposition services, and (iii) acting as an agent or principal in connection with tax deferred exchange transactions. As such, the Company was subject to federal and state income taxes on the income from these activities.
Recent Developments
Operating Properties -
     Acquisitions -
During 2006, the Company acquired, in separate transactions, 40 operating properties, comprising an aggregate 4.8 million square feet of GLA, for an aggregate purchase price of approximately $1.1 billion, including the assumption of approximately $297.7 million of non-recourse mortgage debt encumbering 20 of the properties, issuance of approximately $247.6 million of redeemable units relating to 10 properties and issuance of approximately $51.5 million of Common Stock relating to one property. Details of these transactions are as follows (in thousands):

			Purchase Price
				Debt Assumed/
		Month		Stock
Property Name	Location	Acquired	Cash	or Units Issued		Total	GLA
Portfolio — 19 properties	Various: CA, NV, & HI	Jan-06	$114,430	$19,124		$133,554	815

Groves at Lakeland	Lakeland, FL	Feb-06	1,500	—		1,500	105

625 Broadway	New York, NY	Feb-06	36,600	27,750		64,350	83

387 Bleecker Street	New York, NY	Feb-06	3,700	2,960		6,660	—

Cupertino Village	Cupertino, CA	Mar-06	27,400	38,000		65,400	115

Poway Center	Poway, CA	Mar-06(a)	3,500	—		3,500	16

Plaza Centro	Caguas, PR	Mar-06	35,731	71,774	(b)	107,505	438

Los Colobos	Carolina, PR	Mar-06	36,684	41,719	(b)	78,403	343

Hylan Plaza	Staten Island, NY	Mar-06	—	81,800	(c)	81,800	358

Tyler St Plaza	Riverside, CA	Apr-06	10,100	—		10,100	86

Market at Bay Shore	Bay Shore, NY	Apr-06	—	39,673	(b)	39,673	177

Pathmark S.C.	Centereach, NY	Apr-06	—	21,955	(b)	21,955	102

Western Plaza	Mayaguez, PR	June-06	4,562	30,378	(b)	34,940	226

Mallside Plaza	Portland, ME	June-06	23,100	—		23,100	91

Pearl Towers	Albany, NY	June-06	—	39,868	(b)	39,868	253

19 Greenwich	New York, NY	Sept-06	1,010	4,040		5,050	—

Western Plaza	Mayaguez, PR	Sept-06	1,900	19,443	(b)	21,343	126

Los Colobos	Carolina, PR	Sept-06	2,034	24,414	(b)	26,448	228

Plaza Centro	Caguas, PR	Sept-06	16,165	9,185	(b)	25,350	139

Trujillo Alto Plaza	Trujillo Alto, PR	Sept-06	7,379	26,058	(b)	33,437	201

Ponce Town Center	Ponce, PR	Oct-06	3,679	38,974	(b)	42,653	193

Villa Maria S.C.	Manati, PR	Oct-06	1,382	6,825	(b)	8,207	70

100 Van Dam Street	New York, NY	Oct-06	3,650	16,400		20,050	—

			Purchase Price
				Debt Assumed/
		Month		Stock
Property Name	Location	Acquired	Cash	or Units Issued		Total	GLA
Rexville Town Center	Bayamon, PR	Nov-06	6,813	66,766	(b)	73,579	186

Fountains at Arbor Lakes	Maple Grove, MN	Dec-06	95,025	—		95,025	407

			$436,344	$627,106		$1,063,450	4,758

(a)	Acquired additional square footage of existing property.

(b)	Represents the value of units issued and/or debt assumed, see additional disclosure below.

(c)	Represents the value of Common Stock issued by the Company relating to the merger transaction with Atlantic Realty including $30.3 million issued to the Company’s subsidiaries representing the 37% of Atlantic Realty previously owned (See Note 17 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).
During the year ended December 31, 2006, the Company acquired interests in seven shopping center properties, included in the table above, located in Caguas, Carolina, Mayaguez, Trujillo Alto, Ponce, Manati, and Bayamon, Puerto Rico, valued at an aggregate $451.9 million. The properties were acquired through the issuance of units from a consolidated subsidiary and consist of approximately $158.6 million of floating and fixed rate redeemable units, approximately $45.8 million of redeemable units, which are redeemable at the option of the holder, the assumption of approximately $131.2 million of non-recourse mortgage debt encumbering six of the properties and approximately $116.3 million in cash. The Company has the option to settle the redemption of the $45.8 million redeemable units with Common Stock or cash. The aggregate value of the units is included in Minority interests on the Company’s Consolidated Balance Sheets.
During April 2006, the Company acquired interests in two shopping center properties, included in the table above, located in Bay Shore and Centereach, NY, valued at an aggregate $61.6 million. The properties were acquired through the issuance of units from a consolidated subsidiary and consist of approximately $24.2 million of redeemable units, which are redeemable at the option of the holder, approximately $14.0 million of fixed rate redeemable units and the assumption of approximately $23.4 million of non-recourse mortgage debt. The Company has the option to settle the redemption of the $24.2 million redeemable units with Common Stock or cash. The aggregate value of the units is included in Minority interests on the Company’s Consolidated Balance Sheets.
During June 2006, the Company acquired an interest in an office property, included in the table above, located in Albany, NY, valued at approximately $39.9 million. The property was acquired through the issuance of approximately $5.0 million of redeemable units from a consolidated subsidiary, which are redeemable at the option of the holder after one year, and the assumption of approximately $34.9 million of non-recourse mortgage debt. The Company has the option to settle the redemption of the redeemable units with Common Stock or cash. The aggregate value of the units is included in Minority interests on the Company’s Consolidated Balance Sheets.
     Dispositions -
During 2006, the Company (i) disposed of, in separate transactions, 28 operating properties and one ground lease for an aggregate sales price of approximately $270.5 million, which resulted in a net gain of $71.7 million, net of income taxes of $2.8 million relating to the sale of two properties, and (ii) transferred five operating properties to joint ventures in which the Company has 20% non-controlling interests for an aggregate price of approximately $95.4 million, which resulted in a gain of approximately $1.4 million from one transferred property.
During November 2006, the Company disposed of a vacant land parcel located in Bel Air, MD, for approximately $1.8 million resulting in a $1.6 million gain on sale. This gain is included in Other income, net on the Company’s Consolidated Statements of Income.
     Redevelopments -
The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace. During 2006, the Company substantially completed the redevelopment and re-tenanting of various operating properties. The Company expended approximately $62.2 million in connection with these major redevelopments and re-tenanting projects during 2006. The Company is currently involved in redeveloping several other shopping centers in the existing portfolio. The

Company anticipates its capital commitment toward these and other redevelopment projects will be approximately $125.0 million to $150.0 million during 2007.
Ground-Up Development -
The Company is engaged in ground-up development projects which consist of (i) merchant building through the Company’s wholly-owned taxable REIT subsidiary, KDI, which develops neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) U.S. ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Mexico and Canada for long-term investment (see Recent Developments — International Real Estate Investments and Note 3 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K). The ground-up development projects generally have substantial pre-leasing prior to the commencement of construction. As of December 31, 2006, the Company had in progress a total of 45 ground-up development projects including 23 merchant building projects, six domestic ground-up development projects, and 16 ground-up development projects located throughout Mexico. These projects are currently proceeding on schedule and substantially in line with the Company’s budgeted costs of approximately $1.8 billion.
     KDI -
As of December 31, 2006, KDI had in progress 23 ground-up development projects located in ten states. In addition, KDI manages the construction of five domestic projects for the Company. During 2006, KDI expended approximately $468.7 million in connection with the purchase of land and construction costs related to these projects and those sold during 2006. These projects are currently proceeding on schedule and substantially in line with the Company’s budgeted costs. The Company anticipates its capital commitment toward these development projects will be approximately $400 million to $450 million during 2007. The proceeds from the sale of completed ground-up development projects during 2007, proceeds from construction loans and availability under the Company’s revolving lines of credit are expected to be sufficient to fund these anticipated capital requirements.
      Acquisitions -
During 2006, KDI acquired various land parcels, in separate transactions, for an aggregate purchase price of approximately $101.0 million. The estimated project costs for these newly acquired parcels are approximately $194.3 million with completion dates ranging from June 2007 to June 2009. Details of these acquisitions are as follows:

			Purchase Price
Date Acquired	City	State	(in millions)
February 2006	Grand Praire	TX	$13.1
March 2006	Various	AZ, TN	17.6
May 2006	Jacksonville	FL	0.5
June 2006	Various	FL, AK	9.2
July 2006	Nampa	ID	5.1
August 2006	Various	FL, TX	13.9
September 2006	Council Bluffs	IA	3.0
November 2006	McMinnville	OR	4.1
December 2006	Various	FL, AZ	34.5

			$101.0

During 2006, the Company obtained individual construction loans on three ground-up development projects and repaid construction loans on five ground-up development projects. In addition, the Company assigned a $7.2 million construction loan, which bore interest at LIBOR plus 1.75% and was scheduled to mature in November 2006, in connection with the sale of its partnership interest in one project. At December 31, 2006, total loan commitments on the Company’s 13 outstanding construction loans aggregated approximately $330.9 million of which approximately $271.0 million has been funded. These loans have maturities ranging from two months to 31 months and bear interest at rates ranging from 6.87% to 7.32% at December 31, 2006.
      Dispositions -
During 2006, KDI sold, in separate transactions, six of its recently completed projects, its partnership interest in one project and 30 out-parcels for approximately $260.0 million. These sales resulted in pre-tax gains of approximately $37.3 million. Details are as follows:

			Sales Price
Date Sold	Project	State	(in millions)
January 2006	Various (3 out-parcels) and 2 earn-out proceeds	AZ, FL, WA	$4.1
February 2006	Various (4 out-parcels)	NC, NE, TX	6.3
March 2006	Various (3 out-parcels) and 2 earn-out proceeds	AZ, FL, TX, WA	6.1
April 2006	Two out-parcels	AZ, NC	3.3
May 2006	Various (3 out-parcels)	AZ, ID, NC	3.4

June 2006	Completed projects in Burleson and Lake Worth, TX, 6 out-parcels, and earn-out proceeds	AZ, ID, NC, NE, MS, TX, WA	58.5
July 2006	One out-parcel	NC	0.4
August 2006	Houston, TX, project, one out-parcel and an ownership interest in a project in Anthem, AZ	AZ, TX, WA	58.9
September 2006	Earn-out proceeds	TX, FL	3.2
November 2006	Completed project in Raleigh, NC, 5 out-parcels, and earn out proceeds	AZ, ID, FL, NC, TX	27.9
December 2006	Completed projects in Beaumont and San Antonio, TX, 2 out-parcels and earn-out proceeds	AZ, FL, TX	87.9
			$260.0

     Long-Term Investment Project -
During 2006, the Company acquired land in Chambersburg, PA, for a purchase price of approximately $8.9 million. The land will be developed into a 0.4 million square foot retail center with a total estimated project cost of approximately $31.6 million.
Operating Real Estate Joint Venture Investments -
      Kimco Prudential Joint Venture (“KimPru”) -
On July 9, 2006, the Company entered into a definitive merger agreement with Pan Pacific. Under the terms of the agreement, the Company agreed to acquire all of the outstanding shares of Pan Pacific for total merger consideration of $70.00 per share. As permitted under the merger agreement, the Company elected to issue $10.00 per share of the total merger consideration in the form of Common Stock to be based upon the average closing price of the Common Stock over ten trading days immediately preceding the closing date.
On September 25, 2006, Pan Pacific stockholders approved the proposed merger and the closing occurred on October 31, 2006. In addition to the merger consideration of $70.00 per share, Pan Pacific stockholders also received $0.2365 per share as a pro-rata portion of Pan Pacific’s regular $0.64 per share dividend for each day between September 26, 2006 and the closing date.
The transaction had a total value of approximately $4.1 billion, including Pan Pacific’s outstanding loans totaling approximately $1.1 billion. As of October 31, 2006, Pan Pacific owned interests in 138 operating properties, which comprised approximately 19.9 million square feet of GLA, located primarily in California, Oregon, Washington and Nevada.
Funding for this transaction was provided by approximately $1.3 billion of new individual non-recourse mortgage loans encumbering 51 properties, a $1.2 billion two year credit facility provided by a consortium of banks and guaranteed by the joint venture partners described below and the Company, the issuance of 9,185,847 shares of Common Stock valued at approximately $407.7 million, the assumption of approximately $630.0 million of unsecured bonds and approximately $289.4 million of existing non-recourse mortgage debt encumbering 23 properties and approximately $300.0 million in cash. With respect to the $1.2 billion guarantee by the Company, PREI, as defined below, guaranteed reimbursement to the Company of 85% of any guaranty payment the Company is obligated to make.
Immediately following the merger, the Company commenced its joint venture agreements with Prudential Real Estate Investors (“PREI”) through three separate accounts managed by PREI. In accordance with the joint venture agreements, all Pan Pacific assets, the respective non-recourse mortgage debt and the $1.2 billion credit facility mentioned above were transferred to the separate accounts. PREI contributed approximately $1.1 billion on behalf of institutional investors in three of its portfolios. The Company holds 15% non-controlling ownership interests in each of these joint ventures, collectively KimPru, with a total aggregate investment of approximately $194.8 million, and will account for these investments under the equity method of accounting. In addition, the Company will manage the portfolios and earn acquisition fees, leasing commissions, property management fees and construction management fees.
During November 2006, KimPru sold an operating property for a sales price of approximately $5.3 million. There was no gain or loss recognized in connection with this sale.
     Kimco Income REIT (“KIR”) -
The Company has a non-controlling limited partnership interest in KIR, manages the portfolio and accounts for its investment under the equity method of accounting. Effective July 1, 2006, the Company acquired an additional 1.7% limited partnership interest in KIR, which increased the Company’s total non-controlling interest to approximately 45.0%.
During 2006, KIR disposed of two operating properties and one land parcel, in separate transactions, for an aggregate sales price of approximately $15.2 million. These sales resulted in an aggregate gain of approximately $4.4 million of which the Company’s share of the gain was approximately $1.9 million.
In April 2005, KIR entered into a three-year $30.0 million unsecured revolving credit facility, which bears interest at LIBOR plus 1.40%. As of December 31, 2006, there was $14.0 million outstanding under this facility.
As of December 31, 2006, the KIR portfolio was comprised of 66 operating properties aggregating approximately 14.0 million square feet of GLA located in 19 states.
      KROP Venture (“KROP”) -
During 2001, the Company formed the KROP joint venture with GE Capital Real Estate (“GECRE”), in which the Company has a 20% non-controlling interest and manages the portfolio. The Company accounts for its investment in KROP under the equity method of accounting.
During 2006, the Company recognized equity in income of KROP of approximately $34.0 million, including profit participation of approximately $22.2 million.
During 2006, KROP acquired one operating property from the Company for an aggregate purchase price of approximately $3.5 million.
During 2006, KROP sold three operating properties to a joint venture in which the Company has a 20% non-controlling interest for an aggregate sales price of approximately $62.2 million. These sales resulted in an aggregate gain of approximately $26.7 million. As a result of its continued 20% ownership interest in these properties, the Company deferred recognition of its share of these gains. In addition, KROP sold one operating property to a joint venture in which the Company has a 19% non-controlling interest for a sales price of $96.0 million. This sale resulted in a gain of approximately $42.3 million, of which the Company deferred 19% of its share of the gain as a result of its continued ownership interest in the property.
Also during 2006, KROP sold nine operating properties, one out-parcel and one land parcel, in separate transactions, for an aggregate sales price of approximately $171.4 million. These sales resulted in an aggregate gain of approximately $49.6 million of which the Company’s share was approximately $9.9 million.
During 2006, KROP obtained one non-recourse, non-cross collateralized variable rate mortgage for $14.0 million on a property previously unencumbered with a rate of LIBOR plus 1.10%.
Additionally during 2006, KROP obtained a one-year $15.0 million unsecured term loan, which bears interest at LIBOR plus 0.5%. This loan is guaranteed by the Company and GECRE has guaranteed reimbursement to the Company of 80% of any guaranty payment the Company is obligated to make.
As of December 31, 2006, the KROP portfolio was comprised of 25 operating properties aggregating approximately 3.6 million square feet of GLA located in 10 states.

During August 2006, the Company and GECRE agreed to market for sale the remaining properties within the KROP venture.
      PL Retail LLC (“PL Retail”) -
The Company has a 15% non-controlling limited partnership interest in PL Retail, manages the portfolio and accounts for its investment under the equity method of accounting.
During May 2006, PL Retail sold one operating property for a sales price of approximately $42.1 million, which resulted in a gain of approximately $3.9 million of which the Company’s share was approximately $0.6 million.
Additionally during 2006, PL Retail sold one of its operating properties to a newly formed joint venture in which the Company has a 19% non-controlling interest for a sales price of approximately $109.0 million. No gain was recognized by the Company from this transaction as a result of its continued ownership interest.
Proceeds of approximately $17.0 million from these sales were used by PL Retail to fully repay the remaining balance of mezzanine financing and a promissory note that were previously provided by the Company.
During 2005, PL Retail entered into a $39.5 million unsecured revolving credit facility, which bears interest at LIBOR plus 0.675% and was scheduled to mature in February 2007. During 2007, the loan was extended to February 2008 at a reduced rate of LIBOR plus 0.45%. This facility is guaranteed by the Company and the joint venture partner has guaranteed reimbursement to the Company of 85% of any guaranty payment the Company is obligated to make. As of December 31, 2006, there was $39.5 million outstanding under this facility.
As of December 31, 2006, the PL Retail portfolio was comprised of 23 operating properties aggregating approximately 5.8 million square feet of GLA located in seven states.
      Kimco/UBS Joint Ventures (“KUBS”) -
The Company has joint venture investments with UBS Wealth Management North American Property Fund Limited (“UBS”) in which the Company has non-controlling interests ranging from 15% to 20%. These joint ventures, (collectively “KUBS”), were established to acquire high quality retail properties primarily financed through the use of individual non-recourse mortgages. Capital contributions are only required as suitable opportunities arise and are agreed to by the Company and UBS. The Company manages the properties and accounts for its investments under the equity method of accounting.
During 2006, KUBS acquired 15 operating properties for an aggregate purchase price of approximately $447.8 million, which included approximately $136.8 million of non-recourse debt encumbering 13 properties, with maturities ranging from three to ten years with interest rates ranging from 4.74% to 6.20%.
Additionally during 2006, KUBS acquired one operating property from the Company, and five operating properties from joint ventures in which the Company has 15% to 20% non-controlling interests, for an aggregate purchase price of approximately $297.0 million, including the assumption of approximately $93.2 million of non-recourse mortgage debt, encumbering two of the properties, with maturities ranging from six to seven years with interest rates ranging from 5.64% to 5.88%.
As of December 31, 2006, the KUBS portfolio was comprised of 31 operating center properties aggregating approximately 5.0 million square feet of GLA located in 11 states.
      Other Real Estate Joint Ventures —
During 2006, the Company acquired, in separate transactions, 18 operating properties and one ground lease, through joint ventures in which the Company has non-controlling interests. These properties were acquired for an aggregate purchase price of approximately $606.0 million, including approximately $349.9 million of non-recourse mortgage debt encumbering 12 of the properties. The Company’s aggregate investment in these joint ventures was approximately $48.9 million. The Company accounts for its investment in these joint ventures under the equity method of accounting. Details of these transactions are as follows (in thousands):

			Purchase Price
		Month
Property Name	Location	Acquired	Cash	Debt	Total	GLA
Crème de la Crème (2 Locations)	Allen & Colleyville, TX	Feb-06	$2,409	$7,229	$9,638	41

Five free-standing locations	CO, OR, NM, NY	Mar-06	7,000	—	7,000	162

Edgewater Commons	Edgewater, NJ	Mar-06	44,104	74,250	118,354	424

Long Gate Shopping Ctr	Ellicot City, MD	Mar-06	36,330	40,200	76,530	433

Clackamas Promenade	Clakamas, OR	Mar-06	35,240	42,550	77,790	237

Crow Portfolio (3 Locations)	FL and TX	Apr-06	46,698	66,200	112,898	678

Great Northeast Plaza	Philadelphia, PA	Apr-06	36,500	—	36,500	290

Crème de la Crème	Coppell, TX	Jun-06	1,325	4,275	5,600	20

Westmont Portfolio	Houston, TX	Jun-06	14,000	47,200	61,200	460

Cypress Towne Center	Cypress, TX	Aug-06	13,332	25,650	38,982	196

Bustleton Dunkin Donuts (ground lease)	Philadelphia, PA	Aug-06	1,000	—	1,000	2

Conroe Marketplace	Conroe, TX	Dec-06	18,150	42,350	60,500	244

			$256,088	$349,904	$605,992	3,187

During 2006, joint ventures, in which the Company has non-controlling interests ranging from 10% to 50%, disposed of, in separate transactions, six properties for an aggregate sales price of approximately $62.4 million. These sales resulted in an aggregate gain of approximately $8.1 million, of which the Company’s share was approximately $2.0 million.
The Company’s maximum exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments. As of December 31, 2006, the Company’s carrying value of its investments and advances in real estate joint ventures was approximately $1.1 billion.
      International Real Estate Investments -
           Canadian Investments -
During March 2006, the Company acquired an interest in a portfolio of eight properties located in various cities throughout Canada through a newly formed joint venture in which the Company has a non-controlling interest. The Company’s investment in the joint venture was approximately CAD $28.0 million (approximately USD $24.0 million), which includes funding for various renovation costs. The joint venture purchased the properties for approximately CAD $100.0 million (approximately USD $86.0 million), subject to approximately CAD $81.2 million (USD $69.6 million) of cross-collateralized mortgage debt.
During 2006, the Company provided through 12 separate Canadian preferred equity investments, an aggregate of approximately CAD $121.3 million (approximately USD $104.0 million) to developers and owners of 32 real estate properties.
The Company applies the equity method of accounting for the Canadian investments described above.

     Mexican Investments -
During January 2006, the Company transferred 50% of its 60% interest in an operating property in Guadalajara, Mexico, to a joint venture partner for approximately $12.8 million, which approximated its carrying value. As a result of this transaction, the Company now holds a 30% non-controlling interest and continues to account for its investment under the equity method of accounting.
During June 2006, the Company acquired, through a newly formed joint venture, in which the Company has a non-controlling interest, a 0.1 million square foot development project in Puerta Vallarta, Mexico, for a purchase price of MXP 65.4 million (approximately USD $5.7 million). Total estimated project costs are approximately USD $7.3 million. The Company accounts for this investment under the equity method of accounting.
Additionally, during June 2006, the Company transferred 50% of its 60% interest in a development property located in Tijuana, Baja California, Mexico, to a joint venture partner for approximately $6.4 million, which approximated its carrying value. As a result of this transaction, the Company now holds a 30% non-controlling interest and continues to account for its investment under the equity method of accounting.
During July 2006, the Company acquired the completed improvements on a recently acquired development property located in Saltillo, Mexico, for approximately MXP 43.6 million (approximately USD $4.0 million).
During August 2006, the Company sold 50% of its 100% interest in a development property located in Monterrey, Mexico, to a joint venture partner for approximately $9.6 million, which approximated its carrying value. The Company accounts for its remaining 50% non-controlling interest under the equity method of accounting.
During November 2006, the Company acquired an operating property for a purchase price of MXP 180.0 million (approximately USD $16.5 million) in Mexicali, Baja California, Mexico, comprising approximately 0.1 million square feet of GLA.
During 2006, the Company acquired, in separate transactions, ten operating properties, through a joint venture in which the Company has a 50% non-controlling interest. These properties were acquired for an aggregate purchase price of approximately $35.1 million. The Company accounts for its investment in this joint venture under the equity method of accounting.
During 2006, the Company acquired, in separate transactions, nine parcels of land in various cities throughout Mexico for an aggregate purchase price of approximately MXP 1.3 billion (approximately USD $119.3 million). The properties were at various stages of construction at acquisition and will be developed into retail centers aggregating approximately 3.4 million square feet. Total estimated remaining project costs are approximately USD $324.2 million.
Other Real Estate Investments -
     Preferred Equity Capital -
The Company maintains a Preferred Equity program, which provides capital to developers and owners of real estate properties. During 2006, the Company provided in separate transactions, an aggregate of approximately $223.9 million in investment capital to developers and owners of 101 real estate properties, including the Canadian investments described above. As of December 31, 2006, the Company’s net investment under the Preferred Equity program was approximately $400.4 million relating to 215 properties. For the year ended December 31, 2006, the Company earned approximately $40.1 million, including $12.2 million of profit participation earned from 16 capital transactions from these investments.
Other Investments -
     Kimsouth -
During November 2002, the Company, through its taxable REIT subsidiary, together with Prometheus Southeast Retail Trust, completed the merger and privatization of Konover Property Trust, which was renamed Kimsouth Realty, Inc., (“Kimsouth”). As of January 1, 2006, Kimsouth consisted of five properties.

During May 2006, the Company acquired an additional 48% interest in Kimsouth for approximately $22.9 million, which increased the Company’s total ownership to 92.5%. As a result of this transaction, the Company became the controlling shareholder and had, therefore, commenced consolidation of Kimsouth upon the closing date.
During June 2006, Kimsouth contributed approximately $51.0 million, of which $47.2 million, or 92.5% was provided by the Company to fund its 15% non-controlling interest in a newly formed joint venture with an investment group to acquire a portion of Albertson’s Inc. To maximize investment returns, the investment group’s strategy, with respect to this joint venture, includes refinancing, selling selected stores and the enhancement of operations at the remaining stores. This investment is included in Other assets in the Consolidated Balance Sheets. During February 2007, this joint venture completed the disposition of certain operating stores and a refinancing of the remaining assets held in the joint venture. As a result of these transactions, Kimsouth received a cash distribution of approximately $121.3 million.
During July 2006, Kimsouth contributed approximately $3.7 million to fund its 15% non-controlling interest in a newly formed joint venture with an investment group to acquire 50 grocery anchored operating properties. During September 2006, Kimsouth contributed an additional $2.2 million to this joint venture to acquire an operating property in Sacramento, CA, comprising approximately 0.1 million square feet of GLA, for a purchase price of approximately $14.5 million. This joint venture investment is included in Investment and advances in real estate joint ventures in the Consolidated Balance Sheets and is accounted for under the equity method of accounting.
During 2006, Kimsouth sold two properties for an aggregate sales price of approximately $9.8 million and transferred two properties to a joint venture in which the Company has an 18% non-controlling interest for an aggregate price of approximately $54.0 million, which included the repayment of approximately $23.1 million in mortgage debt.
Mortgages and Other Financing Receivables -
During January 2006, the Company provided approximately $16.0 million as its share of a $50.0 million junior participation in a $700.0 million first mortgage loan in connection with a private investment firm’s acquisition of a retailer. This loan participation bore interest at LIBOR plus 7.75% per annum and had a two-year term with a one-year extension option and was collateralized by certain real estate interests of the retailer. During June 2006, the borrower elected to pre-pay the outstanding loan balance of approximately $16.0 million in full satisfaction of this loan.
Additionally, during January 2006, the Company provided approximately $5.2 million as its share of an $11.5 million term loan to a real estate developer for the acquisition of a 59-acre land parcel located in San Antonio, TX. This loan is interest only at a fixed rate of 11.0% for a term of two years payable monthly and collateralized by a first mortgage on the subject property. As of December 31, 2006, the outstanding balance on this loan was approximately $5.2 million.
During February 2006, the Company committed to provide a one-year $17.2 million credit facility at a fixed rate of 8.0% for a term of nine months and 9.0% for the remaining term to a real estate investor for the recapitalization of a discount and entertainment mall that it currently owns. During 2006, this facility was fully paid and terminated.
During April 2006, the Company provided two separate mortgages aggregating $14.5 million on a property owned by a real estate investor. Proceeds were used to pay off the existing first mortgage, buyout the existing partner and for redevelopment of the property. The mortgages bear interest at 8.0% per annum and mature in 2008 and 2013. These mortgages are collateralized by the subject property. As of December 31, 2006, the aggregate outstanding balance on these mortgages was approximately $15.0 million, including $0.5 million of accrued interest.
During May 2006, the Company provided a CAD $23.5 million collateralized credit facility at a fixed rate of 8.5% per annum for a term of two years to a real estate company for the execution of its property acquisitions program. The credit facility is guaranteed by the real estate company. The Company was issued 9,811 units, valued at approximately USD $0.1 million, and warrants to purchase up to 0.1 million shares of the real estate company as a loan origination fee. During August 2006, the Company increased the credit facility to CAD $45.0 million and received an additional 9,811 units, valued at approximately USD $0.1 million, and warrants to purchase up to 0.1 million shares of the real estate company. As of December 31, 2006, the outstanding balance on this credit facility was approximately CAD $3.6 million (approximately USD $3.1 million).

During September 2005, a newly formed joint venture, in which the Company had an 80% interest, acquired a 90% interest in a $48.4 million mortgage receivable for a purchase price of approximately $34.2 million. This loan bore interest at a rate of three-month LIBOR plus 2.75% per annum and was scheduled to mature on January 12, 2010. A 626-room hotel located in Lake Buena Vista, FL, collateralized the loan. The Company had determined that this joint venture entity was a Variable Interest Entity (“VIE”) and had further determined that the Company was the primary beneficiary of this VIE and had, therefore, consolidated it for financial reporting purposes. During March 2006, the joint venture acquired the remaining 10% of this mortgage receivable for a purchase price of approximately $3.8 million. During June 2006, the joint venture accepted a pre-payment of approximately $45.2 million from the borrower as full satisfaction of this loan.
During August 2006, the Company provided $8.8 million as its share of a $13.2 million 12-month term loan to a retailer for general corporate purposes. This loan bears interest at a fixed rate of 12.50% with interest payable monthly and a balloon payment for the principal balance at maturity. The loan is collateralized by the underlying real estate of the retailer. Additionally, the Company funded $13.3 million as its share of a $20.0 million revolving Debtor-in-Possession facility to this retailer. The facility bears interest at LIBOR plus 3.00% and has an unused line fee of 0.375%. This credit facility is collateralized by a first priority lien on all the retailer’s assets. As of December 31, 2006, the Company’s share of the outstanding balance on this loan and credit facility was approximately $7.6 million and $4.9 million, respectively.
During September 2006, the Company provided a MXP 57.3 million (approximately USD $5.3 million) loan to an owner of an operating property in Mexico. The loan, which is collateralized by the property, bears interest at 12.0% per annum and matures in 2016. The Company is entitled to a participation feature of 25% of annual cash flows after debt service and 20% of the gain on sale of the property. As of December 31, 2006, the outstanding balance on this loan was approximately MXP 57.8 million (approximately USD $5.3 million).
During November 2006, the Company committed to provide a MXP 124.8 million (approximately USD $11.5 million) loan to an owner of a land parcel in Acapulco, Mexico. The loan, which is collateralized with an operating property owned by the borrower, bears interest at 10% per annum and matures in 2016. The Company is entitled to a participation feature of 20% of excess cash flows and 20% of the gain on sale of the property. As of December 31, 2006, the outstanding balance on this loan was approximately MXP 12.8 million (approximately USD $1.2 million).
During December 2006, the Company provided $5.0 million as its share of a one-year $27.5 million mortgage loan to a real estate developer. The proceeds were used to pay off the existing debt. The loan is collateralized by a parcel of land and bears interest at a fixed rate of 13%, which is payable monthly with any unpaid accrued interest and principal payable at maturity. As of December 31, 2006, the outstanding balance on this loan was approximately $5.0 million.
Financing Transactions -
     Non-Recourse Mortgage Debt -
During 2006, the Company (i) obtained an aggregate of approximately $52.7 million of individual non-recourse mortgage debt on five operating properties, (ii) assumed approximately $253.6 million of individual non-recourse mortgage debt relating to the acquisition of 19 operating properties, including approximately $2.9 million of fair value debt adjustments, (iii) consolidated approximately $27.1 million of non-recourse mortgage debt relating to the purchase of additional ownership interests in various entities, (iv) paid off approximately $61.9 million of individual non-recourse mortgage debt that encumbered 16 operating properties and (v) assigned approximately $3.9 million of non-recourse mortgage debt relating to the sale of one operating property.
     Unsecured Debt -
During March 2006, the Company issued $300.0 million of fixed rate unsecured senior notes under its MTN program. This fixed rate MTN matures March 15, 2016, and bears interest at 5.783% per annum. The proceeds from this MTN issuance were primarily used to repay a portion of the outstanding balance under the Company’s U.S. revolving credit facility and for general corporate purposes.
During June 2006, the Company entered into a third supplemental indenture, under the indenture governing its medium-term notes and senior notes. This amended the (i) total debt test and secured debt test by changing the asset value definition from undepreciated real estate assets to total assets, with total assets being defined as undepreciated real estate assets, plus other assets (but excluding goodwill and amortized debt costs) and (ii) maintenance of unencumbered total asset value covenant by increasing the requirement of the ratio of unencumbered total asset value to outstanding unsecured debt from 1 to 1 to 1.5 to 1. Additionally, the same amended covenants were adopted within the Canadian supplemental indenture, which governs the 4.45% Canadian Debentures due in 2010. In connection with the consent solicitation, the Company incurred costs aggregating approximately $5.8 million, of which $1.8 million was related to costs paid to third parties, which were expensed. The remaining $4.0 million was related to fees paid to note holders, which were capitalized and are being amortized over the remaining term of the notes.
During 2006, the Company repaid its $30.0 million 6.93% fixed rate notes, which matured on July 20, 2006, $100.0 million floating rate notes, which matured August 1, 2006, and $55.0 million 7.50% fixed rate notes, which matured on November 5, 2006.
During August 2006, Kimco North Trust III, a wholly-owned subsidiary of the Company, completed the issuance of $200.0 million Canadian denominated senior unsecured notes. The notes bear interest at 5.18% and mature on August 16, 2013. The proceeds were used by Kimco North Trust III, to pay down outstanding indebtedness under the existing Canadian credit facility and to fund long-term investments in Canadian real estate.
In connection with the October 31, 2006, Pan Pacific merger transaction, the Company assumed $650.0 million of unsecured notes payable, including $20.0 million of fair value debt premiums. These notes bear interest at fixed rates ranging from 4.70% to 7.95% per annum and have maturity dates ranging from June 29, 2007, to September 1, 2015.
     Construction Loans -
During 2006, the Company obtained construction financing on three ground-up development projects for an original loan commitment of up to $83.8 million, of which approximately $36.0 million was funded as of December 31, 2006. As of December 31, 2006, the Company had a total of 13 construction loans with commitments of up to $330.9 million, of which $271.0 million had been funded to the Company. These loans had maturities ranging from two months to 31 months and variable interest rates ranging from 6.87% to 7.32% at December 31, 2006.
      Credit Facility -
The Company has a CAD $250.0 million unsecured revolving credit facility with a group of banks. This facility originally bore interest at the CDOR Rate, as defined, plus 0.50% and is scheduled to expire in March 2008. During January 2006, the facility was amended to reduce the borrowing spread to 0.45% and to modify the covenant package to conform to the Company’s $850.0 million U.S. Credit Facility. Proceeds from this facility are used for general corporate purposes including the funding of Canadian denominated investments. As of December 31, 2006, there was no outstanding balance under this facility.
      Equity -
During March 2006, the Company completed a primary public stock offering of 10,000,000 shares of Common Stock. The net proceeds from this sale of Common Stock, totaling approximately $405.5 million (after related transaction costs of $2.5 million) were primarily used to repay the outstanding balance under the Company’s U.S. revolving credit facility, partial repayment of the outstanding balance under the Company’s Canadian denominated credit facility and for general corporate purposes.
During March 2006, the shareholders of Atlantic Realty approved a proposed merger with the Company, and the closing occurred on March 31, 2006. As consideration for this transaction, the Company issued Atlantic Realty shareholders 1,274,420 shares of Common Stock, excluding 748,510 shares of Common Stock that were to be received by the Company, at a price of $40.41 per share. (See Note 17 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.)
During May 2006, the Company filed a shelf registration statement on Form S-3ASR, which is effective for a three-year term, for the unlimited future offerings, from time to time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants.
On September 25, 2006, Pan Pacific stockholders approved the proposed merger with the

Company and the closing occurred on October 31, 2006. Under the terms of the merger agreement, the Company agreed to acquire all of the outstanding shares of Pan Pacific for total merger consideration of $70.00 per share. As permitted under the merger agreement, the Company elected to issue $10.00 per share of the total merger consideration in the form of Common Stock. As such, the Company issued 9,185,847 shares of Common Stock valued at $407.7 million, which was based upon the average closing price of the Common Stock over the ten trading days immediately preceding the closing date. (See Recent Developments — Operating Real Estate Joint Venture Investments — Pan Pacific Retail Properties Inc. and Note 7 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.)
During 2006, the Company received approximately $43.8 million through employee stock option exercises and the dividend reinvestment program.
Exchange Listings
The Company’s common stock and Class F Depositary Shares are traded on the NYSE under the trading symbols “KIM” and “KIMprF”, respectively.
Item 1A. Risk Factors
Set forth below are the material risks associated with the purchase and ownership of the Company’s equity and debt securities. As an owner of real estate, the Company is subject to certain business risks arising in connection with the underlying real estate, including, among other factors, the following:
i) Loss of the Company’s tax status as a real estate investment trust could have significant adverse consequences to the Company and the value of its securities.
The Company elected to be taxed as a REIT for federal income tax purposes under the Code commencing with the taxable year beginning January 1, 1992. The Company currently intends to operate so as to qualify as a REIT and believes that the Company’s current organization and method of operation comply with the rules and regulations promulgated under the Code to enable us to qualify as a REIT.
Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within the Company’s control may affect the Company’s ability to qualify as a REIT. For example, in order to qualify as a REIT, at least 95% of the Company’s gross income in any year must be derived from qualifying sources, and the Company must satisfy a number of requirements regarding the composition of the Company’s assets. Also, the Company must make distributions to stockholders aggregating annually at least 90% of the Company’s net taxable income, excluding capital gains. In addition, new legislation, regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT, the federal income tax consequences of such qualification or the desirability of an investment in a REIT relative to other investments. Although the Company believes that it is organized and has operated in such a manner, the Company can give no assurance that it has qualified or will continue to qualify as a REIT for tax purposes.
If the Company loses its REIT status, it will face serious tax consequences that will substantially reduce the funds available to pay dividends to Company stockholders. If the Company fails to qualify as a REIT:
•	the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to federal income tax at regular corporate rates;

•	the Company also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless the Company was entitled to relief under statutory provisions, it could not elect to be subject to tax as a REIT for four taxable years following the year during which the Company was disqualified.
In addition, if the Company fails to qualify as a REIT, it would not be required to make distributions to stockholders.
As a result of all these factors, the Company’s failure to qualify as a REIT could impair its ability to expand its business and raise capital, and could adversely affect the value of the Company’s securities.
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
iv) Failure by any anchor tenant with leases in multiple locations to make rental payments to the Company because of a deterioration of its financial condition or otherwise, could impact the Company’s performance.
The Company’s performance depends on its ability to collect rent from tenants. At any time, the Company’s tenants may experience a downturn in their business that may significantly weaken their financial condition. As a result, the Company’s tenants may delay a number of lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close stores or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases and the loss of rental income attributable to the terminated leases. In addition, lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases. In that event, the Company may be unable to re-lease the vacated space at attractive rents or at all. The occurrence of any of the situations described above, particularly if it involves a substantial tenant with leases in multiple locations, could impact the Company’s performance.
v) The Company may be unable to collect balances due from tenants in bankruptcy.
The Company cannot give assurance that any tenant that files for bankruptcy protection will continue to pay rent. A bankruptcy filing by or relating to one of the Company’s tenants or a lease guarantor would bar all efforts by the Company to collect pre-

bankruptcy debts from the tenant or the lease guarantor, or their property, unless the Company receives an order permitting it to do so from the bankruptcy court. A tenant or lease guarantor bankruptcy could delay the Company’s efforts to collect past due balances under the relevant leases and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to the Company in full. However, if a lease is rejected by a tenant in bankruptcy, the Company would have only a general unsecured claim for damages. Any unsecured claim the Company holds may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws which limit the amount of the claim the Company can make if a lease is rejected. As a result, it is likely that the Company will recover substantially less than the full value of any unsecured claims it holds.
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
vii) We may acquire or develop properties or acquire other real estate related companies and this may create risks.
We may acquire or develop properties or acquire other real estate related companies when we believe that an acquisition or development is consistent with our business strategies. We may not, however, succeed in consummating desired acquisitions or in completing developments on time or within budget. In addition, we may face competition in pursuing acquisition or development opportunities that could increase our costs. When we do pursue a project or acquisition, we may not succeed in leasing newly developed or acquired properties at rents sufficient to cover their costs of acquisition or development and operations. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention. Acquisitions or developments in new markets or industries where we do not have the same level of market knowledge may result in poorer than anticipated performance. We may also abandon acquisition or development opportunities that we have begun pursuing and consequently fail to recover expenses already incurred and have devoted management time to a matter not consummated. Furthermore, our acquisitions of new properties or companies will expose us to the liabilities of those properties or companies, some of which we may not be aware at the time of acquisition. In addition, development of our existing properties presents similar risks.
viii) There is a lack of operating history with respect to our recent acquisitions and development of properties and we may not succeed in the integration or management of additional properties.
These properties may not have characteristics or deficiencies currently unknown to us that affect their value or revenue potential. It is also possible that the operating performance of these properties may decline under our management. As we acquire additional properties, we will be subject to risks associated with managing new properties, including lease-up and tenant retention. In addition, our ability to manage our growth effectively will require us to successfully integrate our new acquisitions into our existing management structure. We may not succeed with this integration or effectively manage additional properties. Also, newly acquired properties may not perform as expected.
ix) The Company does not have exclusive control over its joint venture investments, so the Company is unable to ensure that its objectives will be pursued.
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
x) We have significant international operations that carry additional risks.

We invest in, and conduct, operations outside the United States. The inherent risks that we face in international business operations include, but are not limited to:
•	currency risks, including currency fluctuations;

•	unexpected changes in legislative and regulatory requirements;

•	potential adverse tax burdens;

•	burdens of complying with different permitting standards, labor laws and a wide variety of foreign laws;

•	obstacles to the repatriation of earnings and cash;

•	regional, national and local political uncertainty;

•	economic slowdown and/or downturn in foreign markets;

•	difficulties in staffing and managing international operations; and

•	reduced protection for intellectual property in some countries.
Each of these risks might impact our cash flow or impair our ability to borrow funds, which ultimately could adversely affect our business, financial condition, operating results and cash flows.
xi) The Company’s financial covenants may restrict its operating and acquisition activities.
The Company’s revolving credit facilities and the indentures under which the Company’s senior unsecured debt is issued contain certain financial and operating covenants, including, among other things, certain coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured debt, make dividend payments, sell all or substantially all of the Company’s assets and engage in mergers and consolidations and certain acquisitions. These covenants may restrict the Company’s ability to pursue certain business initiatives or certain acquisition transactions. In addition, failure to meet any of the financial covenants could cause an event of default under and/or accelerate some or all of the Company’s indebtedness, which would have a material adverse effect on the Company.
xii) The Company may be subject to environmental regulations.
Under various federal, state, and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property and may be responsible for paying for the disposal or treatment of hazardous or toxic substances released on or in the Company’s property, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). This liability may be imposed whether or not the Company knew about, or was responsible for, the presence of hazardous or toxic substances.
xiii) The Company’s ability to lease or develop properties is subject to competitive pressures.
The Company faces competition in the acquisition, development, operation and sale of real property from individuals and businesses who own real estate, fiduciary accounts and plans and other entities engaged in real estate investment. Some of these competitors have greater financial resources than the Company does. This results in competition for the acquisition of properties, for tenants who lease or consider leasing space in the Company’s existing and subsequently acquired properties and for other real estate investment opportunities.
xiv) Changes in market conditions could adversely affect the market price of the Company’s publicly traded securities.
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
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
Real Estate Portfolio As of January 1, 2007, the Company’s real estate portfolio was comprised of interests in approximately 138.0 million square feet of GLA (not including 36 properties under development comprising 3.5 million square feet of GLA related to the Preferred Equity program, 38 property interests comprising 0.7 million square feet of GLA related to FNC Realty, 61 property interests comprising 6.4 million square feet of GLA related to the American Industries portfolio, 51 property interests comprising 2.5 million square feet of GLA related to the NewKirk Portfolio and 22.4 million square feet of planned GLA for the 77 ground-up development projects and undeveloped land parcels) in 1,061 operating properties primarily consisting of neighborhood and community shopping centers, and 20 retail store leases located in 45 states, Canada, Mexico and Puerto Rico. The Company’s portfolio includes interests ranging from 5% to 50% in 397 shopping center properties comprising approximately 63.7 million square feet of GLA relating to the Company’s investment management program. Neighborhood and community shopping centers comprise the primary focus of the Company’s current portfolio. As of January 1, 2007, approximately 95.5% of the Company’s neighborhood and community shopping center space (excluding the Pan Pacific, KIR, KROP and other institutional co-investment program portfolios) was leased, and the average annualized base rent per leased square foot of the portfolio was $10.19.
The Company’s neighborhood and community shopping center properties, generally owned and operated through subsidiaries or joint ventures, had an average size of approximately 131,000 square feet as of January 1, 2007. The Company generally retains its shopping centers for long-term investment and consequently pursues a program of regular physical maintenance together with major renovations and refurbishing to preserve and increase the value of its properties. These projects usually include renovating existing facades, installing uniform signage, resurfacing parking lots and enhancing parking lot lighting. During 2006, the Company capitalized approximately $8.4 million in connection with these property improvements and expensed to operations approximately $14.6 million.
The Company’s neighborhood and community shopping centers are usually “anchored” by a national or regional discount department store, supermarket or drugstore. As one of the original participants in the growth of the shopping center industry and one of the nation’s largest owners and operators of shopping centers, the Company has established close relationships with a large number of major national and regional retailers. Some of the major national and regional companies that are tenants in the Company’s shopping center properties include The Home Depot, TJX Companies, Sears Holdings, Kohl’s, Wal-Mart, Value City, Linens N Things, Burlington Coat, Royal Ahold and Costco.
A substantial portion of the Company’s income consists of rent received under long-term leases. Most of the leases provide for the payment of fixed base rentals monthly in advance and for the payment by tenants of an allocable share of the real estate taxes, insurance, utilities and common area maintenance expenses incurred in operating the shopping centers. Although many of the leases require the Company to make roof and structural repairs as needed, a number of tenant leases place that responsibility on the tenant, and the Company’s standard small store lease provides for roof repairs to be reimbursed by the tenant as part of common area maintenance. The Company’s management places a strong emphasis on sound construction and safety at its properties.

Approximately 1,960 of the Company’s 8,260 leases also contain provisions requiring the payment of additional rent calculated as a percentage of tenants’ gross sales above predetermined thresholds. Percentage rents accounted for approximately 1% of the Company’s revenues from rental property for the year ended December 31, 2006.
Minimum base rental revenues and operating expense reimbursements accounted for approximately 99% of the Company’s total revenues from rental property for the year ended December 31, 2006. The Company’s management believes that the base rent per leased square foot for many of the Company’s existing leases is generally lower than the prevailing market-rate base rents in the geographic regions where the Company operates, reflecting the potential for future growth.
For the period January 1, 2006, to December 31, 2006, the Company increased the average base rent per leased square foot in its portfolio of neighborhood and community shopping centers from $9.44 to $10.19, an increase of $0.75. This increase primarily consists of (i) a $0.40 increase relating to acquisitions, (ii) a $0.05 increase relating to dispositions or the transfer of properties to various joint venture entities, (iii) a $0.02 increase related to the fluctuation in exchange rates related to Canadian and Mexican-denominated leases and (iv) a $0.28 increase relating to new leases signed net of leases vacated and rent step-ups within the portfolio.
The Company seeks to reduce its operating and leasing risks through geographic and tenant diversity. No single neighborhood and community shopping center accounted for more than 0.8% of the Company’s total shopping center GLA or more than 1.6% of total annualized base rental revenues as of December 31, 2006. The Company’s five largest tenants at December 31, 2006, were The Home Depot, TJX Companies, Sears Holdings, Kohl’s and Wal-Mart, which represent approximately 3.5%, 2.9%, 2.5%, 2.2% and 2.1%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest. The Company maintains an active leasing and capital improvement program that, combined with the high quality of the locations, has made, in management’s opinion, the Company’s properties attractive to tenants.
The Company’s management believes its experience in the real estate industry and its relationships with numerous national and regional tenants gives it an advantage in an industry where ownership is fragmented among a large number of property owners.
Retail Store Leases In addition to neighborhood and community shopping centers, as of January 1, 2007, the Company had interests in retail store leases totaling approximately 1.8 million square feet of anchor stores in 20 neighborhood and community shopping centers located in 14 states. As of January 1, 2007, approximately 99.8% of the space in these anchor stores had been sublet to retailers that lease the stores under net lease agreements providing for average annualized base rental payments of $4.02 per square foot. The average annualized base rental payments under the Company’s retail store leases to the landowners of such subleased stores are approximately $2.41 per square foot. The average remaining primary term of the retail store leases (and, similarly, the remaining primary term of the sublease agreements with the tenants currently leasing such space) is approximately three years, excluding options to renew the leases for terms which generally range from 5 years to 20 years. The Company’s investment in retail store leases is included in the caption Other real estate investments on the Company’s Consolidated Balance Sheets.
Ground-Leased Properties The Company has interests in 83 shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company (or an affiliated joint venture) to construct and/or operate a shopping center. The Company or the joint venture pays rent for the use of the land and generally is responsible for all costs and expenses associated with the building and improvements. At the end of these long-term leases, unless extended, the land together with all improvements revert to the landowner.
Ground-Up Development Properties The Company is engaged in ground-up development projects which consists of (i) merchant building through the Company’s wholly-owned taxable REIT subsidiary KDI, which develops neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) U.S. ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Mexico and Canada for long-term investment (see Recent Developments — International Real Estate Investments and Note 3 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K). The ground-up development projects generally have substantial pre-leasing prior to the commencement of the construction. As of December 31, 2006, the Company had in progress a total of 45 ground-up development projects including 23 merchant building projects, six domestic ground-up development projects, and 16 ground-up development projects located throughout Mexico.
As of January 1, 2007, KDI has currently in progress 23 ground-up development projects located in ten states, which are expected to be sold upon completion. These projects had substantial pre-leasing prior to the commencement of construction. As of January 1, 2007, the average annual base rent per leased square foot for the KDI portfolio was $15.91 and the average annual base rent per leased square foot for new leases executed in 2006 was $15.75.
Undeveloped Land The Company owns certain unimproved land tracts and parcels of land adjacent to certain of its existing shopping centers that are held for possible expansion. At times, should circumstances warrant, the Company may develop or dispose of these parcels.
The table on pages 29 to 41 sets forth more specific information with respect to each of the Company’s property interests.
Item 3. Legal Proceedings
The Company is not presently involved in any litigation nor, to its knowledge, is any litigation threatened against the Company or its subsidiaries that, in management’s opinion, would result in any material adverse effect on the Company’s ownership, management or operation of its properties, or which is not covered by the Company’s liability insurance.
Item 4. Submission of Matters to a Vote of Security Holders
None.

	YEAR	OWNERSHIP	LAND	LEASABLE	PERCENT	MAJOR LEASES
	DEVELOPED	INTEREST/	AREA	AREA	LEASED		LEASE	OPTION		LEASE	OPTION		LEASE	OPTION
LOCATION	OR ACQUIRED	(EXPIRATION)(2)	(ACRES)	(SQ. FT.)	(1)	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION
ALABAMA
HOOVER	2000	FEE	11.5	115,347	100.0	WAL-MART	2025	2095
MOBILE (9)	1986	JOINT VENTURE	48.8	375,822	75.3	ACADEMY SPORTS & OUTDOORS	2021	2031	TURNER FURNITURE	2007	2007	ROSS DRESS FOR LESS	2015	2035
ALASKA
ANCHORAGE (4)	2006	JOINT VENTURE	24.6	95,000	100.0	MICHAELS	2017	2037	BED BATH & BEYOND	2018	2038	OLD NAVY	2017	2027
KENAI	2003	JOINT VENTURE	14.7	146,759	100.0	HOME DEPOT	2018	2048
ARIZONA
CHANDLER (4)	2004	JOINT VENTURE	29.3	-	—
GILBERT (4)	2006	JOINT VENTURE	57.9	-	—
GLENDALE	1998	JOINT VENTURE	16.5	96,337	100.0	MOR FURNITURE FOR LESS	2016		MICHAELS	2008	2018	ANNA’S LINENS	2015	2025
GLENDALE (12)	2004	FEE	6.4	70,428	100.0	SAFEWAY	2016	2046
GLENDALE (8)	1998	JOINT VENTURE	40.5	333,388	95.7	COSTCO	2011	2046	FLOOR & DECOR	2015	2025	LEVITZ	2012	2032
MARANA	2003	FEE	18.2	191,008	100.0	LOWE’S HOME CENTER	2019	2069
MARANA (4)	2006	JOINT VENTURE	158.9	-	—
MESA	1998	FEE	19.8	144,617	79.1	ROSS DRESS FOR LESS	2010	2015	BLACK ANGUS	2010	2015
MESA (12)	2004	FEE	29.4	307,375	99.6	SPORTS AUTHORITY	2016	2046	SIMPLY ARTRAGEOUS	2014	2019	CIRCUIT CITY	2016	2036
MESA (4)	2005	GROUND LEASE (2076)/ JOINT VENTURE	6.1	829,000	100.0	WAL-MART	2026	2076	HOME DEPOT	2028	2058	CINEMARK	2021	2036
MESA (4)	2005	JOINT VENTURE	43.1	-	—
NORTH PHOENIX	1998	FEE	17.0	230,164	100.0	BURLINGTON COAT FACTORY	2013	2023	GUITAR CENTER	2017	2027	MICHAELS	2007	2022
PEORIA (4)	2000	JOINT VENTURE	2.2	-	—
PHOENIX	1998	FEE	26.6	304,331	100.0	COSTCO	2011	2041	PHOENIX RANCH MARKET	2021	2041
PHOENIX	1998	FEE	13.4	153,180	93.7	HOME DEPOT	2020	2050	JO-ANN FABRICS	2010	2025
PHOENIX	1997	FEE	17.5	131,621	95.6	SAFEWAY	2009	2039	TRADER JOE’S	2014	2029
PHOENIX	1998	JOINT VENTURE	1.6	16,410	100.0	CHAPMAN BMW	2016	2031
PHOENIX (7)	2006	FEE	9.4	95,329	61.8	DOLLAR TREE	2012	2017
SURPRISE (4)	2004	JOINT VENTURE	113.4	-	—
TEMPE (12)	2004	FEE	24.0	228,000	100.0	TERRI’S CONSIGN & DESIGN	2011	2021	CIRCUIT CITY	2016	2036	JCPENNEY	2008	2028
TUCSON	2003	JOINT VENTURE	17.8	190,174	100.0	LOWE’S HOME CENTER	2019	2069
CALIFORNIA
ALHAMBRA	1998	FEE	18.4	195,455	100.0	COSTCO	2027	2057	COSTCO	2027	2057	JO-ANN FABRICS	2009	2019
ANAHEIM	1995	FEE	1.0	15,396	100.0
ANAHEIM (7)	2006	FEE	36.1	345,708	98.6	MERVYN’S	2012	2022	GIGANTE	2023	2033	OFFICEMAX	2011	2026
ANAHEIM (7)	2006	FEE	19.1	185,247	97.2	RALPHS	2016	2046	RITE AID	2016	2025	DOLLAR STORE	2009	2014
ANAHEIM (7)	2006	FEE	8.5	105,085	96.2	STATER BROTHERS	2011	2026	SAV-ON DRUG	2012	2022
ANGEL’S CAMP (7)	2006	FEE	5.1	77,967	100.0	SAVE MART	2022	2048	RITE AID	2011	2031
ANTELOPE (7)	2006	FEE	13.1	119,998	94.0	FOOD MAXX	2007	2022	GOODWILL INDUSTRIES	2014	2029
BAKERSFIELD (7)	2006	FEE	1.2	14,115	74.1
BELLFLOWER (7)	2006	GROUND LEASE (2032)	9.1	113,511	100.0	STATER BROTHERS	2012	2022	STAPLES	2007
CALSBAD (7)	2006	FEE	21.1	160,928	99.0	MARSHALLS	2008	2018	DOLLAR TREE	2013	2023	KIDS ‘R’ US	2018	2027
CARMICHAEL	1998	FEE	18.5	210,306	100.0	HOME DEPOT	2008	2022	SPORTS AUTHORITY	2009	2024	LONGS DRUGS	2013	2033
CHICO	2006	FEE	1.3	19,560	93.9
CHICO (7)	2006	FEE	1.0	264,680	95.5	FOOD MAXX	2009	2024	ASHLEY HOME FURNISHING	2009	2019	BED, BATH & BEYOND	2014	2029
CHICO (7)	2006	FEE	18.3	186,553	97.9	RALEY’S	2015	2030	ROSS DRESS FOR LESS	2010	2025	JO-ANN FABRICS	2012	2017
CHINO (7)	2006	FEE	33.0	341,577	94.9	LA CURACAO	2021	2041	ROSS DRESS FOR LESS	2013	2033	DD’S DISCOUNT	2016	2036
CHINO (7)	2006	FEE	13.1	168,264	98.2	DOLLAR TREE	2008	2023	PETSMART	2007	2027	RITE AID	2010	2020
CHINO HILLS	2005	FEE	7.3	73,352	98.5	STATER BROTHERS	2022	2052
CHINO HILLS (7)	2006	FEE	11.8	128,121	61.0
CHULA VISTA	1998	FEE	34.3	356,335	100.0	COSTCO	2029	2079	WAL-MART	2025	2086	NAVCARE	2009
COLMA (14)	2006	JOINT VENTURE	6.4	213,532	100.0	MARSHALLS	2012		NORDSTROM RACK	2007	2017	BED BATH & BEYOND	2011	2026
CORONA	1998	FEE	47.6	487,048	98.7	COSTCO	2012	2042	HOME DEPOT	2010	2029	LEVITZ	2009	2029
COVINA (8)	2000	GROUND LEASE (2054)/ JOINT VENTURE	26.0	269,433	97.2	HOME DEPOT	2009	2034	STAPLES	2011		PETSMART	2008	2028
CUPERTINO	2006	FEE	11.5	114,533	92.6	99 RANCH MARKET	2012	2027
DALY CITY (3)	2002	FEE	25.6	537,496	100.0	HOME DEPOT	2026	2056	BURLINGTON COAT FACTORY	2012	2022	SAFEWAY	2009	2024
DOWNEY (7)	2006	GROUND LEASE (2009)	9.8	114,722	100.0	A WORLD OF DšCOR	2009
DUBLIN (7)	2006	FEE	12.4	154,728	100.0	ORCHARD SUPPLY HARDWARE	2011		MARSHALLS	2010	2025	ROSS DRESS FOR LESS	2008	2023
EL CAJON	2003	JOINT VENTURE	10.9	123,343	100.0	KOHL’S	2024	2053	MICHAELS	2015	2035
EL CAJON (12)	2004	FEE	10.4	98,474	98.3	RITE AID	2018	2043	ROSS DRESS FOR LESS	2009	2024	PETCO	2009	2014
ELK GROVE	2006	FEE	2.3	30,130	100.0
ELK GROVE	2006	FEE	0.8	7,880	100.0
ELK GROVE (7)	2006	FEE	8.1	89,216	100.0	BEL AIR MARKET	2025	2050
ELK GROVE (7)	2006	FEE	5.0	34,015	96.6
ENCINITAS (7)	2006	FEE	9.1	119,738	94.6	ALBERTSONS	2011	2031	TWEETER	2016	2021
ESCONDIDO (7)	2006	FEE	12.1	132,832	100.0	SAV-ON DRUG	2009	2034	KAHOOTS	2009	2019	VALUE CRAFT	2011	2015
FAIR OAKS (7)	2006	FEE	9.6	98,625	92.3	RALEY’S	2011	2021
FOLSOM	2003	JOINT VENTURE	9.5	108,255	100.0	KOHL’S	2018	2048
FOLSOM (7)	2006	FEE	14.0	141,310	98.0	RALEY’S	2017	2033
FREMONT (13) (6)	2005	JOINT VENTURE	44.4	504,782	94.5	SAFEWAY	2025	2050	BED BATH & BEYOND	2010	2025	MARSHALLS	2015	2030
FREMONT (7)	2006	FEE	11.9	131,242	100.0	ALBERTSONS	2013	2038	LONGS DRUGS	2011	2021	BALLY TOTAL FITNESS	2009	2029
FRESNO (12)	2004	FEE	10.8	121,107	100.0	BED BATH & BEYOND	2010	2025	SPORTMART	2013	2023	ROSS DRESS FOR LESS	2011	2031
FRESNO (7)	2006	FEE	9.9	102,581	92.4	SAVE MART	2014	2034	RITE AID	2014	2044
FULLERTON (7)	2006	GROUND LEASE (2025)	20.3	270,647	98.7	TOYS’R ‘US/CHUCK E.CHEESE	2017	2042	AMC THEATRES	2012	2037	AMC THEATERS	2012	2037
GARDENA (7)	2006	FEE	6.5	65,987	100.0	TAWA MARKET	2010	2020	RITE AID	2015	2035
GRANITE BAY (7)	2006	FEE	11.5	140,184	97.3	RALEY’S	2018	2033
GRASS VALLEY (7)	2006	FEE	30.0	217,535	94.8	RALEY’S	2018		JCPENNEY	2008	2033	COURTHOUSE ATHLETIC CLUB	2009	2014
HACIENDA HEIGHTS (7)	2006	FEE	12.1	135,012	91.1	ALBERTSONS	2016	2071	VIVO DANCE	2007	2012
HAYWARD (7)	2006	FEE	8.1	80,911	97.4	99 CENTS ONLY STORES	2010	2025	BIG LOTS	2011	2021
HUNTINGTON BEACH (7)	2006	FEE	12.0	148,756	97.0	VONS	2016	2036	SAV-ON DRUG	2015	2030
JACKSON	2006	FEE	9.2	67,665	100.0	RALEY’S	2024	2049
LA MIRADA	1998	FEE	31.2	261,782	100.0	TOYS “R” US	2012	2032	US POST OFFICE	2010	2020	MOVIES 7 DOLLAR THEATRE	2008	2018
LA VERNE (7)	2006	GROUND LEASE (2059)	20.1	231,376	98.4	TARGET	2009	2034	VONS STORE	2010	2055
LIVERMORE (7)	2006	FEE	8.1	104,363	100.0	ROSS DRESS FOR LESS	2009	2024	RICHARD CRAFTS	2008	2018	BIG 5 SPORTING GOODS	2012	2022
LOS ANGELES (7)	2006	GROUND LEASE (2070)	0.0	169,744	99.1	KMART	2012	2018	SUPERIOR MARKETS	2023	2038	SAV-ON	2011	2016
LOS ANGELES (7)	2006	GROUND LEASE (2050)	14.6	165,195	97.8	RALPHS/FOOD 4 LESS	2007	2037	FACTORY 2-U	2011	2016	RITE AID	2010	2025
LOS BANOS (7)	2006	FEE	7.7	110,535	97.8	SAVE MART	2012	2042	RITE AID	2012	2042
MANTECA	2006	FEE	1.1	19,455	100.0
MANTECA (7)	2006	FEE	13.3	171,953	99.1	STADIUM 10 CINEMAS	2022	2032	SAVE MART	2013	2033	RITE AID	2017
MANTECA (7)	2006	FEE	7.2	96,393	98.9	PAK ‘N’ SAVE	2013		BIG 5 SPORTING GOODS	2018
MERCED	2006	FEE	1.6	27,350	91.2
MODESTO (7)	2006	FEE	17.9	214,772	98.4	GOTTSCHALKS	2013	2027	RALEY’S	2009	2024	GOTTSCHALKS	2012	2026
MODESTO (7)	2006	FEE	5.6	77,863	100.0	SAVE MART	2013	2033
MONTEBELLO (8)	2000	JOINT VENTURE	25.4	251,489	100.0	SEARS	2012	2062	TOYS “R” US	2018	2043	AMC THEATRES	2012	2032
MORAGA (7)	2006	FEE	33.7	163,975	96.6	TJ MAXX	2011	2026	LONGS DRUGS	2010	2035	U.S. POSTAL SERVICE	2011	2031
MORGAN HILL	2003	JOINT VENTURE	8.1	103,362	100.0	HOME DEPOT	2024	2054
NAPA	2006	GROUND LEASE (2070)/ JOINT VENTURE	34.5	349,530	100.0	TARGET	2020	2040	HOME DEPOT	2018	2040	RALEY’S	2020	2045
NORTHRIDGE	2005	FEE	9.3	158,812	100.0	DSW SHOE WAREHOUSE	2016	2028	LINENS N THINGS	2013	2028	GELSON’S MARKET	2017	2027
NOVATO (7)	2003	FEE	11.3	133,862	92.5	SAFEWAY	2025	2060	RITE AID	2008	2023	BIG LOTS	2010	2020
OCEANSIDE (7)	2006	FEE	42.7	366,775	100.0	STEIN MART	2009	2024	ROSS DRESS FOR LESS	2009	2014	BARNES & NOBLE	2013	2028
OCEANSIDE (7)	2006	GROUND LEASE (2048)	9.5	92,378	87.1	LAMPS PLUS	2011		TRADER JOE’S	2016	2026

	YEAR	OWNERSHIP	LAND	LEASABLE	PERCENT	MAJOR LEASES
	DEVELOPED	INTEREST/	AREA	AREA	LEASED		LEASE	OPTION		LEASE	OPTION		LEASE	OPTION
LOCATION	OR ACQUIRED	(EXPIRATION)(2)	(ACRES)	(SQ. FT.)	(1)	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION
OCEANSIDE (7)	2006	FEE	10.2	88,414	94.4	VONS	2008		LONGS DRUGS	2013	2033
ONTARIO (7)	2006	FEE	14.1	97,131	97.9	PEP BOYS	2008	2028	24 HOUR FITNESS	2009	2019	ABBEY CARPET	2009
ONTARIO (7)	2006	FEE	14.1	45,075	100.0	SEARS OUTLET	2008		DUNN EDWARDS CORP.	2009
ORANGEVALE (7)	2006	FEE	17.3	160,811	97.2	ALBERTSONS	2024	2063	LONGS DRUGS	2022	2052	US POST OFFICE	2012
OXNARD (8)	1998	JOINT VENTURE	14.4	171,580	100.0	TARGET	2008	2013	FOOD 4 LESS	2008		24 HOUR FITNESS	2010	2020
PACIFICA (11)	2004	JOINT VENTURE	13.6	168,871	98.2	SAFEWAY	2018	2038	ROSS DRESS FOR LESS	2010	2020	RITE AID	2021
PACIFICA (7)	2006	FEE	7.5	103,081	100.0	ALBERTSONS	2007	2032	RITE AID	2012	2042
PALMDALE (7)	2006	FEE	8.0	81,050	96.3	SMART & FINAL	2015	2029	DOLLAR TREE	2010	2020	BIG LOTS	2009	2027
PORTERVILLE (7)	2006	FEE	0.3	81,010	95.0	SAVE MART	2010	2030	COUNTY OF TULARE	2025	2045
POWAY	2005	FEE	8.3	121,977	91.8	STEIN MART	2013	2028	HOME GOODS	2014	2033	OFFICE DEPOT	2013	2028
RANCHO CUCAMONGA (7)	2006	GROUND LEASE (2042)	17.1	286,824	97.3	FOOD 4 LESS	2014	2034	SPORTS CHALET	2010	2020	AMIGO’S FLOORING MONSTER	2015	2040
RANCHO CUCAMONGA (7)	2006	FEE	5.2	56,019	100.0	SAV-ON DRUG	2011	2026
RANCHO MIRAGE (7)	2006	FEE	16.9	150,391	91.7	VONS MARKET	2009	2039	LONGS DRUGS	2009	2029
RED BLUFF	2006	FEE	4.6	23,200	100.0
REDDING	2006	FEE	1.8	21,876	100.0
REDDING (7)	2006	FEE	12.1	122,091	95.7	RALEY’S	2014	2029
REDWOOD CITY (12)	2004	FEE	6.4	49,429	100.0	ORCHARD SUPPLY HARDWARE	2009	2029
RIVERSIDE	2006	FEE	5.0	86,108	100.0	BURLINGTON COAT FACTORY	2009	2028
ROSEVILLE (12)	2004	FEE	20.3	188,493	100.0	SPORTS AUTHORITY	2016	2031	LINENS N THINGS	2012	2027	ROSS DRESS FOR LESS	2008	2028
SACRAMENTO (7)	2006	FEE	23.1	189,043	100.0	SD MART	2014	2024	SEAFOOD CITY	2018	2033	BIG 5 SPORTING GOODS	2012	2022
SACRAMENTO (7)	2006	FEE	10.8	132,630	99.8	KMART	2012	2032
SACRAMENTO (7)	2006	FEE	13.2	116,668	98.6	UNITED ARTISTS THEATRE	2016	2028	24 HOUR FITNESS	2012	2027
SACRAMENTO (7)	2006	FEE	6.6	69,230	100.0	BIG LOTS	2010	2025
SAN DIEGO (12)	2004	FEE	42.1	411,375	100.0	PRICE SELF STORAGE	2035		CHARLOTTE RUSSE	2009	2019	COSTCO	2014	2044
SAN DIEGO (12)	2004	FEE	5.9	35,000	100.0	CLAIM JUMPER	2013	2023
SAN DIEGO (7)	2006	GROUND LEASE (2016)	16.4	210,604	96.4	CIRCUIT CITY	2010	2020	TJ MAXX	2010	2015	SAV-ON DRUG	2013	2023
SAN DIEGO (8)	2000	JOINT VENTURE	11.2	117,410	100.0	ALBERTSONS	2012		SPORTMART	2013
SAN DIMAS (7)	2006	FEE	13.4	154,020	100.0	OFFICEMAX	2011	2026	ROSS DRESS FOR LESS	2008	2023	PETCO	2012	2027
SAN JOSE (7)	2006	FEE	16.8	183,180	100.0	WAL-MART	2011	2041	WALGREENS	2030
SAN LEANDRO (7)	2006	FEE	6.2	95,255	97.2	ROSS DRESS FOR LESS	2008		MICHAELS	2008	2013
SAN LUIS OBISPO	2005	FEE	17.6	174,428	98.2	VON’S	2017	2042	MICHAELS	2008	2028	SAV-ON DRUG	2017	2047
SAN RAMON (8)	1999	JOINT VENTURE	5.3	41,913	100.0	PETCO	2012	2022
SANTA ANA	1998	FEE	12.0	134,400	100.0	HOME DEPOT	2015	2035
SANTA CLARITA (7)	2006	FEE	14.1	96,662	92.7	ALBERTSONS	2012	2042
SANTA ROSA	2005	FEE	3.6	41,565	90.3	ACE HARDWARE	2009	2019
SANTEE	2003	JOINT VENTURE	44.5	311,437	99.2	24 HOUR FITNESS	2017		BED BATH & BEYOND	2012	2017	TJ MAXX	2012	2027
SIGNAL HILL (12)	2004	FEE	15.0	181,250	99.5	HOME DEPOT	2014	2034	PETSMART	2009	2024
STOCKTON	1999	FEE	14.6	152,919	87.2	SUPER UNITED FURNITURE	2009	2019	COSTCO	2008	2033
SUISON CITY (7)	2006	FEE	14.9	161,851	98.3	RALEY’S	2019	2029	ACE HARDWARE	2013	2023	AMERICAN FURNISHINGS GALLERIES	2014	2018
TEMECULA (12)	2004	FEE	47.4	345,113	99.7	WAL-MART	2028	2058	KOHL’S	2023	2043	ROSS DRESS FOR LESS	2014	2034
TEMECULA (7)	2006	FEE	17.9	139,130	100.0	ALBERTSONS	2015	2035	LONGS DRUGS	2016	2041
TEMECULA (8)	1999	JOINT VENTURE	40.0	342,336	99.2	KMART	2017	2032	FOOD 4 LESS	2010	2030	TRISTONE THEATRES	2008	2018
TORRANCE (8)	2000	JOINT VENTURE	26.7	266,847	100.0	HL TORRANCE	2011	2021	LINENS N THINGS	2010	2020	MARSHALLS	2009	2019
TRUCKEE	2006	FEE	3.2	26,553	78.8
TULARE (7)	2006	FEE	6.9	119,412	90.6	SAVE MART	2011	2031	RITE AID	2011	2041	DOLLAR TREE	2008
TURLOCK (7)	2006	FEE	10.1	111,612	100.0	RALEY’S	2018	2033	OUCHINA BUFFET	2014	2024
TUSTIN	2003	JOINT VENTURE	9.1	108,413	100.0	KMART	2018	2048
TUSTIN (4)	2005	JOINT VENTURE	47.2	626,000	100.0	TARGET	2015	2040	WHOLE FOODS	2010	2030	TJ MAXX	2010	2020
TUSTIN (7)	2006	FEE	15.7	210,936	97.4	VONS	2021	2041	RITE AID	2009	2029	KRAGEN AUTO PARTS	2011	2016
TUSTIN (7)	2006	FEE	12.9	138,348	98.8	RALPHS	2008	2023	LONGS DRUGS	2022	2032	MICHAELS	2008	2013
UKIAH (7)	2006	FEE	11.1	110,565	98.5	RALEY’S	2016	2031
UPLAND (7)	2006	FEE	22.5	273,167	99.0	HOME DEPOT	2009	2029	VONS PAVILIONS	2008	2043	STAPLES	2008	2028
VALENCIA (7)	2006	FEE	13.6	143,333	100.0	RALPHS	2023	2053	LONGS DRUGS	2008
VALLEJO (7)	2006	FEE	14.2	150,766	97.1	RALEY’S	2017	2032	24 HOUR FITNESS	2008	2013	AARON RENTS	2013	2023
VALLEJO (7)	2006	FEE	6.8	66,000	100.0	SAFEWAY	2015	2045
VISALIA (7)	2006	FEE	3.1	46,460	96.2	CHUCK E. CHEESE	2008	2013
VISTA (7)	2006	FEE	12.0	136,922	86.5	ALBERTSONS	2011	2016	SAV-ON DRUG	2010	2025
WALNUT CREEK (7)	2006	FEE	3.2	114,733	100.0	CENTURY THEATRES	2023		COST PLUS	2014
WESTMINSTER (7)	2006	FEE	16.4	208,660	99.1	VONS PAVILIONS	2017	2047	EASY LIFE FURNITURE	2007
WINDSOR (7)	2006	GROUND LEASE (2008)	13.1	127,237	98.6	SAFEWAY	2014		LONGS DRUGS	2018
WINDSOR (7)	2006	FEE	9.8	107,769	100.0	RALEY’S	2012	2027	24-HOUR HEALTH CLUB	2007	2017
YREKA (7)	2006	FEE	14.0	127,148	98.9	RALEY’S	2014	2029	JCPENNEY	2011		DOLLAR TREE	2008
COLORADO
AURORA	1998	FEE	13.9	152,282	84.6	ALBERTSONS	2011	2051	DOLLAR TREE	2011	2026	CROWN LIQUORS	2015
AURORA	1998	FEE	9.9	44,174	91.1
AURORA (3)	1998	FEE	13.8	154,536	87.9	ROSS DRESS FOR LESS	2017	2037	TJ MAXX	2007	2012	SPACE AGE FEDERAL CU	2016	2026
COLORADO SPRINGS	1998	FEE	10.7	107,310	78.3	RANCHO LIBORIO	2017
DENVER	1998	FEE	1.5	18,405	100.0	SAVE-A-LOT	2012	2027
ENGLEWOOD	1998	FEE	6.5	80,330	100.0	HOBBY LOBBY	2013	2023	OLD COUNTRY BUFFET	2009	2019
FORT COLLINS (3)	2000	FEE	11.6	115,862	100.0	KOHL’S	2020	2070
GREELEY (13)	2005	JOINT VENTURE	14.4	138,818	100.0	BED BATH & BEYOND	2016	2036	MICHAELS	2015	2035	CIRCUIT CITY	2016	2031
GREENWOOD VILLAGE	2003	JOINT VENTURE	21.0	196,726	100.0	HOME DEPOT	2019	2069
LAKEWOOD	1998	FEE	7.6	82,581	97.6	SAFEWAY	2007	2032
PUEBLO	2006	JOINT VENTURE	3.3	30,809	—
CONNECTICUT
BRANFORD (8)	2000	JOINT VENTURE	19.1	191,352	98.3	KOHL’S	2012	2022	SUPER FOODMART	2016	2038
DERBY	2005	JOINT VENTURE	20.7	53,346	100.0	MARSHALLS	2007		FASHION BUG	2007
ENFIELD (8) (3)	2000	JOINT VENTURE	14.9	148,517	100.0	KOHL’S	2021	2041	BEST BUY	2016	2031
FARMINGTON	1998	FEE	16.9	184,572	100.0	SPORTS AUTHORITY	2018	2063	LINENS N THINGS	2016	2036	BORDERS BOOKS	2018	2063
HAMDEN	1967	JOINT VENTURE	31.7	341,996	100.0	WAL-MART	2019	2039	BON-TON	2012		BOB’S STORES	2016	2036
NORTH HAVEN	1998	FEE	31.7	331,919	99.4	HOME DEPOT	2009	2029	BJ’S	2011	2041	XPECT DISCOUNT	2008	2013
WATERBURY	1993	FEE	13.1	137,943	100.0	RAYMOUR & FLANIGAN FURNITURE	2017	2037	STOP & SHOP	2013	2043
DELAWARE
DOVER	2003	FEE	0.4	4,000	100.0
ELSMERE	1979	GROUND LEASE (2076)	17.1	114,530	100.0	VALUE CITY	2008	2038
MILFORD (9)	2004	JOINT VENTURE	7.8	61,100	87.1	FOOD LION	2014	2034
WILMINGTON (11)	2004	GROUND LEASE (2052)/ JOINT VENTURE	25.9	165,805	100.0	SHOPRITE	2014	2044	SPORTS AUTHORITY	2008	2023	RAYMOUR & FLANIGAN FURNITURE	2019	2044
FLORIDA
ALTAMONTE SPRINGS	1998	JOINT VENTURE	19.4	233,817	99.0	BAER’S FURNITURE	2024	2034	LEATHER GALLERIES	2009	2014	DSW SHOE WAREHOUSE	2012	2032
ALTAMONTE SPRINGS	1995	FEE	5.6	94,193	100.0	ORIENTAL MARKET	2012	2022	THOMASVILLE HOME	2011	2021	PEARL ARTS N CRAFTS	2008	2018
BOCA RATON	1967	FEE	9.9	73,549	97.5	WINN DIXIE	2008	2033
BONITA SPRINGS (14)	2006	JOINT VENTURE	8.0	79,676	97.8	PUBLIX	2022	2052
BOYNTON BEACH (8)	1999	JOINT VENTURE	18.0	196,717	100.0	BEALLS	2011	2056	ALBERTSONS	2015	2040
BRADENTON	1998	FEE	19.6	162,997	96.4	PUBLIX	2012	2032	TJ MAXX	2009	2019	JO-ANN FABRICS	2009	2024
BRADENTON	1968	JOINT VENTURE	6.2	30,938	89.3	GRAND CHINA BUFFET	2009	2014
BRANDON (8)	2001	JOINT VENTURE	29.7	143,785	100.0	BED BATH & BEYOND	2010	2020	ROSS DRESS FOR LESS	2010	2025	THOMASVILLE HOME	2010	2020
CAPE CORAL (14)	2006	JOINT VENTURE	12.7	127,016	98.5	PUBLIX	2022	2052	ROSS DRESS FOR LESS	2013	2033	STAPLES	2008	2033
CAPE CORAL (14)	2006	JOINT VENTURE	4.2	42,030	84.1
CLEARWATER	2005	FEE	20.7	207,071	99.1	HOME DEPOT	2023	2068	JO-ANN FABRICS	2014	2034	STAPLES	2014	2034
CLEARWATER	1997	JOINT VENTURE	12.1	75,552	100.0	FREEDOM FORD	2007	2017

	YEAR	OWNERSHIP	LAND	LEASABLE	PERCENT	MAJOR LEASES
	DEVELOPED	INTEREST/	AREA	AREA	LEASED		LEASE	OPTION		LEASE	OPTION		LEASE	OPTION
LOCATION	OR ACQUIRED	(EXPIRATION)(2)	(ACRES)	(SQ. FT.)	(1)	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION
CORAL SPRINGS	1997	FEE	9.8	86,342	100.0	TJ MAXX	2012	2017	RAG SHOP	2011	2026	PARTY SUPERMARKET	2011	2016
CORAL SPRINGS	1994	FEE	5.9	55,597	100.0	LINENS N THINGS	2012	2027
CORAL WAY	1992	JOINT VENTURE	8.7	87,305	100.0	WINN DIXIE	2011	2036	STAPLES	2016	2031
CUTLER RIDGE	1998	JOINT VENTURE	3.8	37,640	100.0	POTAMKIN CHEVROLET	2015	2050
DELRAY BEACH (14)	2006	JOINT VENTURE	5.1	50,906	100.0	PUBLIX	2025	2055
EAST ORLANDO	1971	GROUND LEASE (2068)	11.6	131,981	100.0	SPORTS AUTHORITY	2010	2020	OFFICE DEPOT	2010	2025	C-TOWN	2013	2028
FORT LAUDERDALE (12)	2004	FEE	22.9	229,034	98.6	REGAL CINEMAS	2017	2057	OFFICE DEPOT	2011	2026	SPORTIVE	2007
FORT MEYERS (14)	2006	JOINT VENTURE	7.4	74,286	92.6	PUBLIX	2023	2053
HIALEAH	1998	JOINT VENTURE	2.4	23,625	100.0	POTAMKIN CHEVROLET	2015	2050
HOLLYWOOD	2002	JOINT VENTURE	5.0	50,000	100.0	HOME GOODS	2010	2025	MICHAELS	2010	2030
HOLLYWOOD (12)	2004	FEE	98.9	871,723	99.8	HOME DEPOT	2019	2069	KMART	2019	2069	BJ’S	2019	2069
HOLLYWOOD (12)	2004	FEE	10.5	137,196	87.8	MANTECH ADVANCED SYSTEMS	2008	2013	TRADER PUBLISHING COMPANY	2007		KOS PHARMACEUTICALS, INC.	2007
HOMESTEAD	1972	GROUND LEASE (2093) JOINT VENTURE	21.0	209,214	100.0	PUBLIX	2014	2034	MARSHALLS	2011	2026	OFFICEMAX	2013	2028
JACKSONVILLE	1999	FEE	18.6	205,696	97.8	BURLINGTON COAT FACTORY	2008	2018	OFFICEMAX	2012	2032	TJ MAXX	2007	2017
JACKSONVILLE	2002	JOINT VENTURE	5.1	51,002	100.0	MICHAELS	2013	2033	HOME GOODS	2010	2020
JACKSONVILLE (14)	2006	JOINT VENTURE	7.3	72,840	100.0	PUBLIX	2053
JACKSONVILLE (4)	2005	JOINT VENTURE	27.9	74,000	100.0	MICHAELS	2015	2035	OFFICEMAX	2018	2033
JACKSONVILLE (4)	2005	JOINT VENTURE	149.0	45,000	100.0	HAVERTY’S	2013	2023
JENSEN BEACH	1994	FEE	20.7	173,491	95.5	SERVICE MERCHANDISE	2010	2070	MARSHALLS	2010	2020	BEALLS	2008	2013
JENSEN BEACH (9)	2006	JOINT VENTURE	19.8	197,731	79.3	HOME DEPOT	2025	2030
KEY LARGO (8)	2000	JOINT VENTURE	21.5	207,332	97.5	KMART	2014	2064	PUBLIX	2009	2029	BEALLS OUTLET	2008	2011
KISSIMMEE	1996	FEE	18.4	90,840	82.1	OFFICEMAX	2012	2027	DOCKSIDE IMPORT	2008
LAKELAND	2001	FEE	22.9	229,383	96.3	STEIN MART	2011	2026	AMC THEATRES	2007	2017	ROSS DRESS FOR LESS	2012
LAKELAND	2006	FEE	5.8	85,782	100.0	SPORTS AUTHORITY	2011	2026	CHUCK E CHEESE	2013	2023	LAKELAND SQUARE 10 THEATRE	2010	2020
LARGO	1992	FEE	29.4	215,916	99.5	PUBLIX	2009	2029	AMC THEATRES	2011	2036	OFFICE DEPOT	2009	2019
LARGO	1968	FEE	12.0	149,472	86.1	WAL-MART	2012	2027
LARGO	1993	FEE	6.6	56,668	54.9
LAUDERDALE LAKES	1968	JOINT VENTURE	10.0	115,341	96.9	SAVE-A-LOT	2007	2017	THINK THRIFT	2007	2017
LAUDERHILL	1978	FEE	17.8	181,416	97.9	STAPLES	2017	2037	WORLD JEWELRY CENTER II	2014	2024	BABIES R US	2009	2014
LEESBURG	1969	GROUND LEASE (2017)	1.3	13,468	100.0
MARGATE	1993	FEE	34.1	253,729	95.1	PUBLIX	2008	2028	OFFICE DEPOT	2010	2020	SAM ASH MUSIC	2011
MELBOURNE	1968	GROUND LEASE (2022)	11.5	168,737	95.0	SUBMITTORDER CO	2010	2022	WALGREENS	2045		GOODWILL INDUSTRIES	2012
MELBOURNE	1998	FEE	13.2	144,439	100.0	JO-ANN FABRICS	2016	2031	BED BATH & BEYOND	2013	2028	MARSHALLS	2010
MERRITT ISLAND (14)	2006	JOINT VENTURE	6.0	60,103	100.0	PUBLIX	2023	2053
MIAMI	1968	FEE	8.2	104,908	100.0	HOME DEPOT	2029	2059	MILAM’S MARKET	2008		WALGREENS	2009
MIAMI	1998	JOINT VENTURE	8.7	86,900	100.0	POTAMKIN CHEVROLET	2015	2050
MIAMI	1986	FEE	7.8	83,380	100.0	PUBLIX	2009	2029	WALGREENS	2018
MIAMI	1962	JOINT VENTURE	14.0	79,273	100.0	BABIES R US	2011	2021	FIRESTONE TIRE	2008
MIAMI	1995	FEE	5.4	63,604	100.0	PETCO	2016	2021	PARTY CITY	2007	2017
MIAMI	1998	JOINT VENTURE	2.9	29,166	100.0	LEHMAN TOYOTA	2015	2050
MIAMI	1998	JOINT VENTURE	1.7	17,117	100.0	LEHMAN TOYOTA	2015	2050
MIAMI (12)	2004	FEE	31.2	402,801	100.0	KMART	2012	2042	EL DORADO FURNITURE	2017	2032	SYMS	2011	2041
MIAMI (14)	2006	JOINT VENTURE	6.4	63,595	100.0	PUBLIX	2023	2053
MIDDLEBURG (4)	2005	JOINT VENTURE	37.1	14,000	100.0
MIRAMAR (4)	2005	JOINT VENTURE	36.7	-	—
MOUNT DORA	1997	FEE	12.4	120,430	100.0	KMART	2013	2063
NORTH LAUDERDALE (13) (6)	2006	JOINT VENTURE	28.9	250,209	100.0	HOME DEPOT	2019	2049	CHANCELLOR ACADEMY	2011	2016	PUBLIX	2011	2031
NORTH MIAMI BEACH	1985	FEE	15.9	108,795	100.0	PUBLIX	2019	2039	WALGREENS	2058
OCALA (3)	1997	FEE	27.2	260,435	92.6	KMART	2011	2021	BEST BUY	2019	2034	SERVICE MERCHANDISE	2012	2032
ORANGE PARK	2003	JOINT VENTURE	5.0	50,299	100.0	BED BATH & BEYOND	2015	2025	MICHAELS	2010	2030
ORLANDO	1994	FEE	28.0	236,486	99.0	OLD TIME POTTERY	2010	2020	SPORTS AUTHORITY	2011	2031	USA BABY	2013	2018
ORLANDO	1996	FEE	11.7	132,856	100.0	ROSS DRESS FOR LESS	2008	2028	BIG LOTS	2009	2014	WORLD GYM	2016
ORLANDO	1968	FEE	12.0	131,646	100.0	BED BATH & BEYOND	2007	2022	BOOKS-A-MILLION	2007	2016	OFFICEMAX	2008	2023
ORLANDO	1968	JOINT VENTURE	10.0	114,434	100.0	BALLY TOTAL FITNESS	2008	2018	HSN	2009		BEDDING & FURNITURE	2009
ORLANDO (12)	2004	FEE	14.0	154,356	89.3	MARSHALLS	2013	2028	OFF BROADWAY SHOES	2013	2023	GOLFSMITH GOLF CENTER	2014	2024
ORLANDO (3)	1968	GROUND LEASE (2011)	7.8	84,834	100.0	OFFICE FURNITURE	2008
ORLANDO (8)	2000	JOINT VENTURE	18.0	179,065	100.0	KMART	2014	2064	PUBLIX	2012	2037
OVIEDO (14)	2006	JOINT VENTURE	7.8	78,179	96.5	PUBLIX	2020	2050
PLANTATION	1974	JOINT VENTURE	4.6	57,774	100.0	BREAD OF LIFE	2009	2019	WHOLE FOODS	2009	2019
POMPANO BEACH	1968	JOINT VENTURE	6.6	66,838	93.1	SAVE-A-LOT	2015	2030
POMPANO BEACH (13)	2004	JOINT VENTURE	18.6	140,312	92.5	WINN DIXIE	2018	2043	CVS	2020	2040
PORT RICHEY (8) (3)	1998	JOINT VENTURE	14.3	103,294	62.0	CIRCUIT CITY	2011	2031	STAPLES	2011	2026
RIVIERA BEACH	1968	JOINT VENTURE	5.1	46,390	95.5	FURNITURE KINGDOM	2009	2014	GOODWILL INDUSTRIES	2008
SANFORD	1989	FEE	40.9	159,969	100.0	ROSS DRESS FOR LESS	2012	2032	OFFICE DEPOT	2009	2019	ANNA’S LINENS	2007
SARASOTA	1989	FEE	12.0	129,700	100.0	SWEETBAY	2020	2040	ACE HARDWARE	2008	2023	ANTHONY’S LADIES WEAR	2012	2017
SARASOTA	1970	FEE	10.0	102,455	98.4	TJ MAXX	2012	2017	OFFICEMAX	2009	2024	DOLLAR TREE	2012	2032
SARASOTA (14)	2006	JOINT VENTURE	6.5	65,320	93.9	PUBLIX	2063
ST. AUGUSTINE	2005	JOINT VENTURE	1.5	62,942	100.0	ROWE’S SUPERMARKET	2025	2045
ST. PETERSBURG	1968	GROUND LEASE (2093)/ JOINT VENTURE	9.0	118,979	86.6	KASH N’ KARRY	2017	2037	TJ MAXX	2012	2014	DOLLAR TREE	2012	2022
TALLAHASSEE	1998	FEE	12.8	105,655	80.9	STEIN MART	2008		SHOE STATION	2007	2012
TAMPA	1997/ 2004	FEE	23.9	205,634	100.0	STAPLES	2008	2018	ROSS DRESS FOR LESS	2012	2022	US POST OFFICE	2011	2021
TAMPA (3)	2004	FEE	22.4	181,253	100.0	LOWE’S HOME CENTER	2026	2066
TAMPA (8)	2001	JOINT VENTURE	73.0	340,506	96.3	BEST BUY	2016	2031	JO-ANN FABRICS	2016	2031	BED BATH & BEYOND	2015	2030
WEST PALM BEACH	1967	JOINT VENTURE	7.6	81,073	100.0	WINN DIXIE	2010	2030
WEST PALM BEACH	1995	FEE	7.9	80,845	88.9	BABIES R US	2011	2021
WEST PALM BEACH (12)	2004	FEE	33.0	357,537	95.8	KMART	2018	2068	WINN DIXIE	2019	2049	LINENS N THINGS	2010	2025
WINTER HAVEN	1973	JOINT VENTURE	13.9	95,188	98.7	BIG LOTS	2010	2020	JO-ANN FABRICS	2011	2016	BUDDY’S HOME FURNISHINGS	2015	2025
YULEE (4)	2003	JOINT VENTURE	84.1	34,000	100.0	PETCO	2017	2022
GEORGIA
AUGUSTA	1995	FEE	11.3	112,537	89.3	TJ MAXX	2010	2015	ROSS DRESS FOR LESS	2013	2033	RUGGED WEARHOUSE	2008	2018
AUGUSTA (8)	2001	JOINT VENTURE	52.6	530,915	100.0	ASHLEY FURNITURE HOME STORE	2009	2019	SPORTS AUTHORITY	2012	2027	BED BATH & BEYOND	2013	2028
DULUTH (14)	2006	JOINT VENTURE	7.8	78,025	90.9	WHOLE FOODS MARKET GROUP	2027	2057
SAVANNAH	1993	FEE	22.2	187,076	95.2	BED BATH & BEYOND	2013	2028	TJ MAXX	2010	2015	MARSHALLS	2007	2022
SAVANNAH (3)	1995	GROUND LEASE (2045)	9.5	39,725	74.5	STAPLES	2015	2030
SNELLVILLE (8)	2001	JOINT VENTURE	35.6	311,033	97.1	KOHL’S	2022	2062	BELK	2015	2035	LINENS N THINGS	2015	2030
VALDOSTA	2004	JOINT VENTURE	17.5	175,396	100.0	LOWE’S HOME CENTER	2019	2069
HAWAII
KIHEI	2006	FEE	4.6	17,897	100.0
IDAHO
NAMPA (4)	2005	JOINT VENTURE	45.4	177,000	100.0	BED BATH & BEYOND	2017	2037	OLD NAVY	2011	2022
NAMPA (4)	2005	JOINT VENTURE	75.3	-	—
ILLINOIS
ALTON	1986	FEE	21.2	131,188	100.0	VALUE CITY	2008	2023
ARLINGTON HEIGHTS	1998	FEE	7.0	80,040	100.0	DIRECTUS FURNITURE	2010	2015
AURORA	1998	FEE	17.9	91,182	100.0	CERMAK PRODUCE AURORA	2021	2041
AURORA (14)	2005	JOINT VENTURE	34.7	361,984	70.8	BEST BUY	2011	2026	VALUE CITY FURNITURE	2009	2019	GOLFSMITH	2016	2031
BATAVIA (8)	2002	JOINT VENTURE	31.7	272,410	100.0	KOHL’S	2019	2049	HOBBY LOBBY	2009	2019	LINENS N THINGS	2014	2029
BELLEVILLE	1987	GROUND LEASE (2057)	20.3	81,490	100.0	KMART	2024	2054
BLOOMINGTON	1972	FEE	16.1	188,250	100.0	SCHNUCK MARKETS	2014	2029	TOYS “R” US	2015	2045	BARNES & NOBLE	2010	2015

	YEAR	OWNERSHIP	LAND	LEASABLE	PERCENT	MAJOR LEASES
	DEVELOPED	INTEREST/	AREA	AREA	LEASED		LEASE	OPTION		LEASE	OPTION		LEASE	OPTION
LOCATION	OR ACQUIRED	(EXPIRATION)(2)	(ACRES)	(SQ. FT.)	(1)	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION
BLOOMINGTON	2003	JOINT VENTURE	11.0	73,951	100.0	JEWEL-OSCO	2014	2039
BRADLEY	1996	FEE	5.4	80,535	100.0	CARSON PIRIE SCOTT	2014	2034
CALUMET CITY	1997	FEE	17.0	159,647	99.0	MARSHALLS	2014	2029	BEST BUY	2012	2032	BED BATH & BEYOND	2014	2024
CARBONDALE	1997	GROUND LEASE (2052)	8.1	80,535	—
CHAMPAIGN	1999	FEE	9.0	112,000	—
CHAMPAIGN (8)	2001	JOINT VENTURE	9.3	111,720	100.0	BEST BUY	2016	2031	DICK’S SPORTING GOODS	2016	2031	MICHAELS	2010	2025
CHICAGO	1997	GROUND LEASE (2040)	17.5	102,011	100.0	BURLINGTON COAT FACTORY	2020	2035	RAINBOW SHOPS	2011	2021	BEAUTY ONE	2010	2015
CHICAGO	1997	FEE	6.0	86,894	100.0	KMART	2024	2054
COUNTRYSIDE	1997	GROUND LEASE (2053)	27.7	117,005	100.0	HOME DEPOT	2023	2053
CRESTWOOD	1997	GROUND LEASE (2051)	36.8	79,903	100.0	SEARS	2024	2051
CRYSTAL LAKE	1998	FEE	6.1	80,390	100.0	HOBBY LOBBY	2009	2019	DINOREX	2012	2022
DOWNERS GROVE	1998	GROUND LEASE (2041)	7.2	192,639	51.9	HOME DEPOT EXPO	2022	2062
DOWNERS GROVE	1999	FEE	24.8	144,770	98.2	DOMINICK’S	2009	2019	DOLLAR TREE	2008	2023	WALGREENS	2022
DOWNERS GROVE	1997	FEE	12.0	141,906	100.0	TJ MAXX	2009	2024	BEST BUY	2015	2030	BEST BUY	2012	2032
ELGIN	1972	FEE	18.7	186,432	99.2	ELGIN MALL	2013	2023	ELGIN FARMERS PRODUCTS	2010	2030	AARON SALES & LEASE	2012	2022
FAIRVIEW HEIGHTS	1986	GROUND LEASE (2050)	19.1	192,073	100.0	KMART	2024	2050	OFFICEMAX	2015	2025	WALGREENS	2010	2029
FOREST PARK	1997	GROUND LEASE (2021)	9.3	98,371	100.0	KMART	2021
GENEVA	1996	FEE	8.2	110,188	100.0	GANDER MOUNTAIN	2013	2028
KILDEER (14)	2006	JOINT VENTURE	23.3	167,477	100.0	BED BATH & BEYOND	2012	2032	CIRCUIT CITY	2017	2042	OLD NAVY	2011	2016
MATTESON	1997	FEE	17.0	157,885	100.0	SPORTMART	2014	2029	MARSHALLS	2010	2025	LINENS N THINGS	2014	2029
MOUNT PROSPECT	1997	FEE	16.8	192,547	100.0	KOHL’S	2024	2054	HOBBY LOBBY	2016	2026	POOL-A-RAMA	2011	2018
MUNDELIEN	1991	FEE	7.6	89,692	100.0	BURLINGTON COAT FACTORY	2018	2033
NAPERVILLE	1997	FEE	9.0	102,327	100.0	BURLINGTON COAT FACTORY	2013	2033
NORRIDGE	1997	GROUND LEASE (2042)	11.7	116,914	100.0	KMART	2024	2042
OAK LAWN	1997	FEE	15.4	164,414	100.0	KMART	2024	2054	CHUCK E CHEESE	2016	2026
OAKBROOK TERRACE	1983 / 1997	GROUND LEASE (2049)	15.6	176,263	100.0	HOME DEPOT	2024	2044	LINENS N THINGS	2017	2032	LOYOLA UNIV. MEDICAL CENTER	2011	2016
ORLAND PARK	1997	FEE	18.8	131,546	100.0	VALUE CITY	2015	2030
OTTAWA	1970	FEE	9.0	60,000	100.0	VALUE CITY	2012	2022
PEORIA	1997	GROUND LEASE (2031)	20.5	156,067	100.0	KMART	2007		MARSHALLS	2009	2024
ROCKFORD (9)	2005	JOINT VENTURE	8.9	89,047	100.0	BEST BUY	2016	2031	LINENS N THINGS	2016	2031
ROLLING MEADOWS	2003	FEE	3.7	37,225	100.0	FAIR LANES ROLLING MEADOWS	2008	2013
SCHAUMBURG	2003	JOINT VENTURE	62.8	629,377	94.1	GALYAN’S TRADING COMPANY	2013	2038	CARSON PIRIE SCOTT	2021	2071	LOEWS THEATRES	2019	2039
SCHAUMBURG	1998	JOINT VENTURE	7.3	-	—
SKOKIE	1997	FEE	5.8	58,455	100.0	MARSHALLS	2010	2025	OLD NAVY	2010	2015
STREAMWOOD	1999	FEE	5.6	81,000	100.0	VALUE CITY	2015	2030
WAUKEGAN	1998	FEE	6.8	90,555	100.0	PICK N SAVE	2009	2029
WOODRIDGE	1998	FEE	13.1	161,272	96.3	WOODGROVE THEATERS, INC	2012	2022	KOHL’S	2010	2030	MCSPORTS	2016
INDIANA
EVANSVILLE	1986	FEE	14.2	192,933	79.7	BURLINGTON COAT FACTORY	2007	2027	OFFICEMAX	2012	2027	FAMOUS FOOTWEAR	2010	2025
GREENWOOD	1970	FEE	25.7	168,577	98.2	BABY SUPERSTORE	2011	2021	TOYS “R” US	2011	2056	TJ MAXX	2010	2015
GRIFFITH	1997	GROUND LEASE (2054)	10.6	114,684	100.0	KMART	2024	2054
INDIANAPOLIS	1963	JOINT VENTURE	17.4	165,220	98.7	KROGER	2026	2066	AJ WRIGHT	2012	2027	CVS	2021	2031
LAFAYETTE	1997	FEE	24.3	238,288	83.9	HOME DEPOT	2026	2056	JO-ANN FABRICS	2010	2020	SMITH OFFICE EQUIPMENT	2008
LAFAYETTE	1998	FEE	43.2	214,876	84.4				PETSMART	2012	2032	STAPLES	2011	2026
LAFAYETTE	1971	FEE	12.4	90,500	100.0	KROGER	2026	2056
MISHAWAKA	1998	FEE	7.5	82,100	—
SOUTH BEND	1999	FEE	1.8	81,668	100.0	MENARD	2010	2030
SOUTH BEND (3)	1997	JOINT VENTURE	13.4	134,414	100.0	BED BATH & BEYOND	2015	2040	DSW SHOE WAREHOUSE	2020	2035	PETSMART	2015	2030
IOWA
CLIVE	1996	FEE	8.8	90,000	100.0	KMART	2021	2051
COUNCIL BLUFFS (4)	2006	JOINT VENTURE	79.3	-	—
DAVENPORT	1997	GROUND LEASE (2028)	9.1	91,035	100.0	KMART	2024	2028
DES MOINES	1999	FEE	23.0	149,059	82.8	BEST BUY	2008	2023	OFFICEMAX	2008	2018	JO-ANN FABRICS	2007	2017
DUBUQUE	1997	GROUND LEASE (2019)	6.5	82,979	100.0	SHOPKO	2018	2019
SOUTHEAST DES MOINES	1996	FEE	9.6	111,847	100.0	HOME DEPOT	2020	2065
WATERLOO	1996	FEE	9.0	104,074	100.0	HOBBY LOBBY	2014	2024	TJ MAXX	2014	2024	SHOE CARNIVAL	2015	2025
KANSAS
EAST WICHITA (8)	1996	JOINT VENTURE	6.5	96,011	100.0	DICK’S SPORTING GOODS	2018	2033	GORDMANS	2012	2032
OVERLAND PARK	1980	FEE	14.5	120,164	100.0	HOME DEPOT	2010	2050
WEST WICHITA (8)	1996	JOINT VENTURE	8.1	96,319	100.0	SHOPKO	2018	2038
WICHITA (8)	1998	JOINT VENTURE	13.5	133,771	100.0	BEST BUY	2010	2025	TJ MAXX	2010	2020	MICHAELS	2010	2025
KENTUCKY
BELLEVUE	1976	FEE	6.0	53,695	100.0	KROGER	2010	2035
FLORENCE (11)	2004	FEE	8.2	99,578	97.8	DICK’S SPORTING GOODS	2018	2033	LINENS N THINGS	2018	2033	MCSWAIN CARPETS	2012	2017
HINKLEVILLE	1998	GROUND LEASE (2039)	2.0	85,229	100.0	K’S MERCHANDISE	2014	2039
LEXINGTON	1993	FEE	35.8	258,713	98.7	BEST BUY	2009	2024	BED BATH & BEYOND	2013	2038	TOYS “R” US	2013	2038
MAYSVILLE (7)	2006	FEE	24.7	216,119	52.7	KROGER	2013	2018	JCPENNEY	2011	2036
LOUISIANA
BATON ROUGE	1997	FEE	18.6	349,907	95.9	BURLINGTON COAT FACTORY	2009	2024	STEIN MART	2011	2016	K&G MEN’S COMPANY	2017	2032
BATON ROUGE	2005	JOINT VENTURE	9.4	67,755	94.6	WAL-MART	2024	2034
HARVEY (9)	2003	JOINT VENTURE	17.4	181,660	100.0	BEST BUY	2017	2032	LINENS N THINGS	2012	2032	BARNES & NOBLE	2012	2022
HOUMA	1999	FEE	10.1	98,586	94.9	OLD NAVY	2009	2014	OFFICEMAX	2013	2028	MICHAELS	2009	2019
LAFAYETTE	1997	FEE	21.9	244,733	100.0	STEIN MART	2010	2020	LINENS N THINGS	2009	2024	TJ MAXX	2009	2019
MAINE
BANGOR	2001	FEE	8.6	86,422	100.0	BURLINGTON COAT FACTORY	2007	2032
S. PORTLAND	2006	FEE	12.5	98,574	92.1	DSW SHOE WAREHOUSE	2012	2027	DOLLAR TREE	2015	2025	GUITAR CENTER	2016	2026
MARYLAND
BALTIMORE	2003	FEE	4.2	44,170	65.3
BALTIMORE (11) (3)	2004	JOINT VENTURE	7.6	79,815	100.0	GIANT FOOD	2016	2031
BALTIMORE (13)	2004	JOINT VENTURE	7.5	90,903	100.0	GIANT FOOD	2026	2051
BALTIMORE (14)	2005	JOINT VENTURE	5.8	49,629	100.0	CORT FURNITURE RENTAL	2012	2022
BALTIMORE (5)	2003	FEE	3.0	-	—
BALTIMORE (9)	2004	JOINT VENTURE	18.4	152,834	100.0	KMART	2010	2055	SALVO AUTO PARTS	2009	2019
BALTIMORE (9)	2005	JOINT VENTURE	10.6	112,722	100.0	SAFEWAY	2016	2046	RITE AID	2011	2026	FOOT LOCKER	2007
BALTIMORE (9)	2005	JOINT VENTURE	8.8	90,830	100.0	GIANT FOOD	2011	2036
BALTIMORE (9)	2004	FEE	7.3	77,287	100.0	SUPER FRESH	2021	2061
BEL AIR (13) (3)	2004	FEE	19.7	115,927	97.9	SAFEWAY	2030	2060	CVS	2021	2041
CLINTON	2003	GROUND LEASE (2024)	2.6	2,544	100.0
CLINTON	2003	GROUND LEASE (2069)	2.6	-	—
COLUMBIA	2002	FEE	7.3	55,791	100.0	GIANT FOOD	2007
COLUMBIA	2002	JOINT VENTURE	5.0	50,000	100.0	MICHAELS	2013	2033	HOME GOODS	2011	2021
COLUMBIA	2002	FEE	2.5	23,835	100.0	DAVID’S NATURAL MARKET	2014	2019
COLUMBIA (13)	2005	JOINT VENTURE	0.7	6,780	100.0
COLUMBIA (14)	2006	JOINT VENTURE	16.3	100,521	100.0	GIANT FOOD	2012	2022
COLUMBIA (14)	2006	JOINT VENTURE	12.3	91,165	100.0	SAFEWAY	2018	2043
COLUMBIA (14)	2006	JOINT VENTURE	15.5	86,456	100.0	GIANT FOOD	2009	2019
COLUMBIA (14)	2006	JOINT VENTURE	7.3	73,299	93.0	OLD NAVY	2008	2013
COLUMBIA (9)	2002	JOINT VENTURE	15.2	105,907	100.0	GIANT FOOD	2017	2027
COLUMBIA (9) (3)	2002	JOINT VENTURE	12.2	86,032	48.2

	YEAR	OWNERSHIP	LAND	LEASABLE	PERCENT	MAJOR LEASES
	DEVELOPED	INTEREST/	AREA	AREA	LEASED		LEASE	OPTION		LEASE	OPTION		LEASE	OPTION
LOCATION	OR ACQUIRED	(EXPIRATION)(2)	(ACRES)	(SQ. FT.)	(1)	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION
EASTON (11)	2004	JOINT VENTURE	11.1	113,330	97.4	GIANT FOOD	2024	2054	FASHION BUG	2007	2012
ELLICOTT CITY (11)	2004	JOINT VENTURE	31.8	139,898	100.0	SAFEWAY	2012	2042	PETCO	2011	2021
ELLICOTT CITY (13) (6)	2006	JOINT VENTURE	42.4	433,467	100.0	TARGET	2016	2046	KOHL’S	2018	2038	SAFEWAY	2016	2046
FREDRICK COUNTY (3)	2003	FEE	7.6	75,677	100.0	GIANT FOOD	2026	2056
GAITHERSBURG	1989	FEE	8.7	88,277	100.0	GREAT BEGINNINGS FURNITURE	2011	2021	FURNITURE 4 LESS	2010
GLEN BURNIE (13)	2004	JOINT VENTURE	21.9	249,746	100.0	LOWE’S HOME CENTER	2019	2059	GIANT FOOD	2015	2025
HAGERSTOWN (3)	1973	FEE	10.5	117,718	71.9	SUPER SHOE	2011	2016	ALDI	2016	2031	WONDER BOOK & VIDEO	2011	2016
HUNT VALLEY	2003	FEE	9.1	94,653	100.0	GIANT FOOD	2013	2033
LAUREL	1972	FEE	10.0	81,550	100.0	ROOMSTORE	2009	2014
LAUREL	1964	FEE	8.1	75,924	100.0	VILLAGE THRIFT STORE	2010		DOLLAR TREE	2010	2015	OLD COUNTRY BUFFET	2009	2019
LINTHICUM	2003	FEE	0.6	7,872	100.0
LUTHERVILLE (9)	2004	JOINT VENTURE	1.2	12,333	86.7
NORTH EAST (9)	2004	JOINT VENTURE	17.5	80,190	100.0	FOOD LION	2018	2038
OWINGS MILLS (13)	2004	JOINT VENTURE	11.0	116,303	96.6	GIANT FOOD	2020	2045	MERRITT ATHLETIC CLUB	2010	2015
PASADENA	2003	GROUND LEASE (2030)	3.0	38,727	97.2
PERRY HALL (11)	2004	JOINT VENTURE	8.2	65,059	100.0	SUPER FRESH	2022	2062
PERRY HALL (3)	2003	FEE	15.7	183,124	80.1	BRUNSWICK (LEISERV)BOWLING	2010		RITE AID	2010	2035	ACE HARDWARE	2016	2031
TIMONIUM (3)	2003	FEE	17.2	127,097	95.4	STAPLES	2020	2045
TIMONIUM (9)	2004	JOINT VENTURE	6.0	59,799	95.3	AMERICAN RADIOLOGY	2012	2027
TOWSON (11)	2004	JOINT VENTURE	8.7	84,280	100.0	LINENS N THINGS	2015	2025	COMPUSA	2014	2029	TWEETER ENTERTAINMENT	2014	2024
TOWSON (13)	2004	JOINT VENTURE	43.1	669,926	100.0	WAL-MART	2020	2005	TARGET	2009	2049	SUPER FRESH	2019	2049
WALDORF	2003	FEE	2.6	26,128	100.0	FAIR LANES WALDORF	2007	2017
WALDORF	2003	FEE	0.0	4,500	100.0
WOODSTOCK (9)	2004	JOINT VENTURE	13.9	103,547	100.0	WEIS MARKETS	2021	2041
MASSACHUSETTS
GREAT BARRINGTON	1994	FEE	14.1	131,235	100.0	KMART	2011	2016	PRICE CHOPPER	2016	2036
HYANNIS (11)	2004	JOINT VENTURE	22.6	225,634	95.5	SHAW’S SUPERMARKET	2018	2028	TOYS “R” US	2019	2029	HOME GOODS	2010	2020
MARLBOROUGH	2004	JOINT VENTURE	16.1	104,125	100.0	BEST BUY	2019	2034	DSW SHOE WAREHOUSE	2014	2034	BORDERS BOOKS	2019	2034
PITTSFIELD (11)	2004	JOINT VENTURE	13.0	72,014	100.0	STOP & SHOP	2014	2044
QUINCY (13)	2005	JOINT VENTURE	8.0	80,510	100.0	SHAW’S SUPERMARKET	2009	2034	BROOKS PHARMACY	2017	2047
SHREWSBURY	1955	FEE	10.8	108,418	100.0	BOB’S STORES	2018	2033	BED BATH & BEYOND	2012	2032	STAPLES	2011	2021
STURBRIDGE (14)	2006	JOINT VENTURE	42.4	231,016	95.7	STOP & SHOP	2019	2049	MARSHALLS	2011	2026	LINENS N THINGS	2017	2032
MICHIGAN
CLARKSTON	1996	FEE	20.0	148,973	90.5	FARMER JACK	2015	2045	CVS	2010	2020
CLAWSON (3)	1993	FEE	13.5	119,801	100.0	STAPLES	2011	2026	RITE AID	2026	2046	LITTLE CAESARS	2007
FARMINGTON	1993	FEE	2.8	96,915	97.4	OFFICE DEPOT	2016	2031	FITNESS 19	2015	2025
KALAMAZOO	2002	JOINT VENTURE	60.0	261,334	100.0	HOBBY LOBBY	2013	2023	VALUE CITY FURNITURE	2020	2040	MARSHALLS	2010	2030
LIVONIA	1968	FEE	4.5	10,400	100.0
MUSKEGON	1985	FEE	12.2	79,215	91.5	PLUMB’S FOOD	2012	2022	JO-ANN FABRICS	2007	2012
NOVI	2003	JOINT VENTURE	6.0	60,000	100.0	MICHAELS	2016	2036	HOME GOODS	2011	2026
TAYLOR	1993	FEE	13.0	141,549	100.0	KOHL’S	2022	2042	BABIES R US	2017	2043	PARTY CONCEPTS	2007	2012
TROY (13)	2005	JOINT VENTURE	24.0	223,041	95.8	WAL-MART	2021	2051	MARSHALLS	2012	2027
WALKER	1993	FEE	41.8	338,928	100.0	RUBLOFF DEVELOPMENT	2016	2051	KOHL’S	2017	2037	LOEKS THEATRES	2007	2042
MINNESOTA
MAPLE GROVE	2006	FEE	44.4	407,686	100.0	LOWE’S HOME CENTER	2025	2070	DICK’S SPORTING GOODS	2017	2037	CIRCUIT CITY	2017	2037
MAPLE GROVE (8)	2001	JOINT VENTURE	63.0	466,401	99.3	BYERLY’S	2020	2035	BEST BUY	2015	2030	JO-ANN FABRICS	2010	2030
MAPLEWOOD (9)	2002	JOINT VENTURE	8.2	111,544	100.0	BEST BUY	2017	2037	BEST BUY	2014	2029
MINNETONKA (8)	1998	JOINT VENTURE	12.1	120,220	100.0	TOYS “R” US	2016	2031	GOLFSMITH GOLF CENTER	2008	2018	OFFICEMAX	2011
MISSISSIPPI
HATTIESBURG (4)	2004	JOINT VENTURE	53.3	248,000	100.0	ASHLEY FURNITURE HOME STORE	2016	2026	ROSS DRESS FOR LESS	2016	2041	BED BATH & BEYOND	2016	2041
JACKSON	2002	JOINT VENTURE	5.0	50,000	100.0	MICHAELS	2014	2034	HOME GOODS	2014	2024
MISSOURI
BRIDGETON	1997	GROUND LEASE (2040)	27.3	101,592	100.0	KOHL’S	2010	2020
CRYSTAL CITY	1997	GROUND LEASE (2032)	10.1	100,724	100.0	KMART	2024	2032
ELLISVILLE	1970	FEE	18.4	118,080	100.0	SHOP N SAVE	2010	2015	2ND WIND EXERCISE EQUIPMENT	2011	2016
INDEPENDENCE	1985	FEE	21.0	184,870	100.0	KMART	2024	2054	THE TILE SHOP	2014	2024	OFFICE DEPOT	2012	2032
JOPLIN	1998	FEE	12.6	155,416	99.1	GOODY’S FAMILY CLOTHING	2010	2015	HASTINGS BOOKS	2009	2014	OFFICEMAX	2010	2025
JOPLIN (8)	1998	JOINT VENTURE	9.5	80,524	100.0	SHOPKO	2018	2038
KANSAS CITY	1997	FEE	17.8	150,381	82.3	HOME DEPOT	2010	2050
KIRKWOOD	1990	GROUND LEASE (2069)	19.8	253,662	97.4	HEMISPHERES	2014	2024	HOBBY LOBBY	2014	2024	GART SPORTS	2014	2029
LEMAY (3)	1974	FEE	9.8	69,498	100.0	SHOP N SAVE	2020	2065	DOLLAR GENERAL	2008
MANCHESTER (8)	1998	JOINT VENTURE	9.6	89,305	100.0	KOHL’S	2018	2038
SPRINGFIELD	1994	FEE	41.5	277,590	94.2	BEST BUY	2011	2026	JCPENNEY	2010	2015	TJ MAXX	2011	2021
SPRINGFIELD	1986	GROUND LEASE (2087)	18.5	203,384	100.0	KMART	2024	2054	OFFICE DEPOT	2010		PACE-BATTELFIELD, LLC	2017	2047
SPRINGFIELD	2002	FEE	8.5	84,916	100.0	BED BATH & BEYOND	2013	2028	MARSHALLS	2012	2027	BORDERS BOOKS	2023	2038
ST. CHARLES	1999	GROUND LEASE (2039)	8.4	84,460	100.0	KOHL’S	2019	2039
ST. CHARLES	1998	FEE	36.9	8,000	100.0
ST. LOUIS	1986	FEE	17.5	176,273	100.0	BURLINGTON COAT FACTORY	2009	2024	BIG LOTS	2015	2030	OFFICE DEPOT	2009	2019
ST. LOUIS	1997	GROUND LEASE (2035)	37.7	172,165	100.0	KMART	2024	2035	K&G MEN’S COMPANY	2017	2026
ST. LOUIS	1997	GROUND LEASE (2025)	19.7	170,779	87.6	HOME DEPOT	2026	2056	OFFICE DEPOT	2015	2025
ST. LOUIS	1972	FEE	13.1	129,093	92.7	SHOP N SAVE	2017	2082
ST. LOUIS	1997	GROUND LEASE (2040)	16.3	128,765	100.0	KMART	2024	2040
ST. LOUIS	1998	FEE	11.4	113,781	100.0	KOHL’S	2018	2038	CLUB FITNESS	2014	2024
ST. PETERS	1997	GROUND LEASE (2073)	14.8	175,121	98.6	HOBBY LOBBY	2014	2024	GART SPORTS	2014	2029	OFFICE DEPOT	2019
NEBRASKA
OMAHA (4)	2005	JOINT VENTURE	59.5	141,000	100.0	MARSHALLS	2016	2036	LINENS N THINGS	2017	2032	OFFICEMAX	2017	2032
NEVADA
CARSON CITY (7)	2006	FEE	9.4	114,078	92.3	RALEY’S	2012	2027
ELKO (7)	2006	FEE	31.3	170,812	92.4	RALEY’S	2017	2032	BUILDERS MART	2011	2016	CINEMA 4 THEATRES	2012
HENDERSON (4)	1999	JOINT VENTURE	32.1	156,000	100.0	LEVITZ	2013	2023	BIG LOTS	2016	2036	SAVERS	2016	2036
HENDERSON (7)	2006	FEE	10.5	130,773	86.0	ALBERTSONS	2009	2039
LAS VEGAS (7)	2006	FEE	34.8	362,758	99.3	WAL-MART	2012	2037	COLLEENS CLASSICS	2010		24 HOUR FITNESS	2012	2022
LAS VEGAS (7)	2006	FEE	34.5	333,679	90.5	VONS	2011	2041	CARPETS-N-MORE	2015	2025	TJ MAXX	2010	2020
LAS VEGAS (7)	2006	FEE	21.1	228,279	97.8	UA THEATRES	2017	2037	LINENS N’ THINGS	2012	2027	OFFICEMAX	2012	2032
LAS VEGAS (7)	2006	FEE	16.4	169,160	95.3	FOOD 4 LESS	2011	2036	HOLLYWOOD VIDEO	2011	2016
LAS VEGAS (7)	2006	FEE	16.1	160,842	91.1	SPORTS AUTHORITY	2008	2018	OFFICEMAX	2011	2021	DOLLAR DISCOUNT CENTER	2015	2025
LAS VEGAS (7)	2006	FEE	16.4	144,653	88.3	VONS	2012	2042	AARON RENTS	2009		CRAFTA DECORATIONS	2016	2026
LAS VEGAS (7)	2006	FEE	9.4	111,245	92.7	VONS GROCERY	2009	2034	DOLLAR TREE	2011	2016	CORT FURNITURE RENTAL	2007	2017
LAS VEGAS (7)	2006	FEE	7.0	77,650	97.8	ALBERTSONS	2021	2046
RENO	2006	FEE	3.1	36,627	100.0	NEW BALANCE	2014	2024
RENO	2006	FEE	2.7	31,710	98.8
RENO (7)	2006	FEE	10.4	129,960	97.6	SAK ‘N SAVE	2022	2052
RENO (7)	2006	FEE	12.3	113,488	99.9	SCOLARI’S WAREHOUSE MARKET	2021
RENO (7)	2006	FEE	9.3	102,907	99.9	SCOLARI’S FOOD & DRUG	2025	2045	LONGS DRUGS	2013	2033
WINNEMUCCA (7)	2006	FEE	4.8	65,424	100.0	RALEY’S	2015	2035
NEW HAMPSHIRE
NASHUA (11)	2004	JOINT VENTURE	18.2	182,360	96.3	DSW SHOE WAREHOUSE	2011	2031	BED BATH & BEYOND	2012	2032	MICHAELS	2012	2027
NEW LONDON	2005	FEE	9.5	106,470	100.0	HANNAFORD BROS.	2025	2050	FIRST COLONIAL	2008	2028	MACKENNA’S	2007	2017
SALEM	1994	FEE	39.8	344,076	100.0	KOHL’S	2008	2013	SHAW’S SUPERMARKET	2008	2038	BOB’S STORES	2011	2021

	YEAR	OWNERSHIP	LAND	LEASABLE	PERCENT	MAJOR LEASES
	DEVELOPED	INTEREST/	AREA	AREA	LEASED		LEASE	OPTION		LEASE	OPTION		LEASE	OPTION
LOCATION	OR ACQUIRED	(EXPIRATION)(2)	(ACRES)	(SQ. FT.)	(1)	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION
NEW JERSEY
BAYONNE	2004	FEE	0.6	23,901	100.0	DUANE READE	2014
BRIDGEWATER (8)	2001	JOINT VENTURE	16.6	378,567	100.0	COSTCO	2019	2049	BED BATH & BEYOND	2010	2030	MARSHALLS	2009	2024
CHERRY HILL	1996	GROUND LEASE (2035)	15.2	129,809	95.5	KOHL’S	2016	2036
CHERRY HILL	1985	JOINT VENTURE	18.6	124,750	95.9	STOP & SHOP	2016	2036	RETROFITNESS	2013	2020
CHERRY HILL (9)	2003	FEE	48.0	209,185	100.0	KOHL’S	2018	2068	WORLDWIDE WHOLESALE	2018	2033	BABIES R US	2013	2033
CINNAMINSON	1996	FEE	13.7	121,852	84.1	VF OUTLET	2009	2019	ACME MARKETS	2047
DELRAN (8)	2005	JOINT VENTURE	9.5	37,679	45.4
DELRAN (8) (3)	2000	JOINT VENTURE	10.5	77,583	100.0	PETSMART	2016	2026	OFFICE DEPOT	2016	2026	SLEEPY’S	2012	2022
EAST WINDSOR	2002	FEE	34.8	249,029	100.0	TARGET	2027	2067	GENUARDI’S	2026	2056	TJ MAXX	2011	2026
EDGEWATER (13)	2006	JOINT VENTURE	42.1	423,620	100.0	TARGET	2022	2042	PATHMARK	2016	2041	TJ MAXX	2012	2022
HILLSBOROUGH	2005	JOINT VENTURE	5.6	55,552	100.0	KMART	2007	2047
HOLMDEL	2004	FEE	23.5	234,739	100.0	LINENS N THINGS	2018	2033	BEST BUY	2018	2033	MICHAELS	2013	2033
HOLMDEL (3)	2002	FEE	30.0	300,010	92.9	A&P	2013	2043	MARSHALLS	2013	2028	LA FITNESS	2021	2036
LINDEN	2002	FEE	0.9	13,340	100.0	STRAUSS DISCOUNT AUTO	2023	2033
MOORESTOWN (12)	2004	GROUND LEASE (2066)/ JOINT VENTURE	22.7	201,351	100.0	LOWE’S HOME CENTER	2026		SPORTS AUTHORITY	2013	2033	BALLY TOTAL FITNESS	2012	2022
NORTH BRUNSWICK (3)	1994	FEE	38.1	409,879	100.0	WAL-MART	2018	2058	BURLINGTON COAT FACTORY	2008	2013	MARSHALLS	2012	2027
PISCATAWAY	1998	FEE	9.6	97,348	100.0	SHOPRITE	2014	2024
RIDGEWOOD	1994	FEE	2.7	24,280	100.0	FRESH FIELDS	2015	2030
WAYNE (12)	2004	FEE	19.2	331,528	100.0	COSTCO	2009	2044	LACKLAND STORAGE	2012	2032	SPORTS AUTHORITY	2012	2032
WESTMONT	1994	FEE	17.4	192,254	75.9	SUPER FRESH	2017	2081	HALLOWEEN ADVENTURE	2007		SUPER FITNESS	2009
NEW MEXICO
ALBUQUERQUE	1998	FEE	26.0	183,912	93.7	MOVIES WEST	2011	2021	ROSS DRESS FOR LESS	2011	2021	VALLEY FURNITURE	2007	2017
ALBUQUERQUE	1998	FEE	4.8	59,722	88.9	PAGE ONE	2008	2013	WALGREENS	2027
ALBUQUERQUE	1998	FEE	4.7	37,758	100.0	PETSMART	2017	2037
LAS CRUCES	2006	JOINT VENTURE	3.9	30,686	—
RIO RANCHO ALBUQUERQUE (7)	2006	FEE	8.6	74,656	68.9
NEW YORK
BAYRIDGE	2004	FEE	2.1	21,106	100.0	DUANE READE	2014
BAYSHORE	2006	FEE	15.9	176,622	100.0	BEST BUY	2016	2031	TOYS “R” US	2008	2043	OFFICE DEPOT	2011	2026
BELLMORE	2004	FEE	1.4	24,802	100.0	RITE AID	2014
BRIDGEHAMPTON	1973	FEE	30.2	287,587	100.0	KMART	2019	2039	KING KULLEN	2015	2035	TJ MAXX	2012	2017
BRONX	1990	JOINT VENTURE	22.9	228,638	96.7	NATIONAL AMUSEMENTS	2011	2036	WALDBAUMS	2011	2046	OFFICE OF HEARING	2007
BRONX	2005	FEE	0.4	3,720	100.0
BROOKLYN	2004	FEE	2.9	41,076	100.0	DUANE READE	2014		PC RICHARD & SON	2018	2028
BROOKLYN	2004	FEE	3.0	29,671	80.5	DUANE READE	2014
BROOKLYN	2003	FEE	0.4	10,000	100.0	GENOVESE	2019
BROOKLYN	2003	FEE	0.8	7,500	100.0
BROOKLYN	2005	FEE	0.2	5,200	100.0
BROOKLYN (8)	2000	JOINT VENTURE	8.1	80,708	100.0	HOME DEPOT	2022	2052	WALGREENS	2030
BUFFALO	1988	JOINT VENTURE	9.2	141,285	77.9	TOPS SUPERMARKET	2012	2037	FASHION BUG	2025	2024
BUFFALO, AMHERST	1988	JOINT VENTURE	7.5	101,066	100.0	TOPS SUPERMARKET	2013	2033
CENTEREACH	1993	JOINT VENTURE	40.7	377,584	93.9	WAL-MART	2015	2044	BIG LOTS	2011	2021	MODELL’S	2019	2029
CENTEREACH	2006	FEE	10.5	101,656	94.9	PATHMARK	2020	2050	ACE HARDWARE	2017	2027
CENTRAL ISLIP (4)	2004	JOINT VENTURE	11.8	42,000	100.0
COMMACK	1998	GROUND LEASE (2085)	35.7	265,409	100.0	KING KULLEN	2017	2047	LINENS N THINGS	2018	2038	SPORTS AUTHORITY	2017	2037
COPIAGUE (8)	1998	JOINT VENTURE	15.4	163,999	100.0	HOME DEPOT	2011	2056	BALLY TOTAL FITNESS	2008	2018
EAST NORTHPORT	2005	JOINT VENTURE	2.6	26,016	93.0	GOLFSMITH GOLF CENTER	2013	2023
EAST NORTHPORT (4)	2005	JOINT VENTURE	4.0	-	—
ELMONT	2004	FEE	1.8	27,078	100.0	DUANE READE	2014
FARMINGDALE (14)	2006	JOINT VENTURE	56.5	443,134	100.0	HOME DEPOT	2030	2075	DAVE & BUSTER’S	2010	2025	COMP USA	2017	2032
FRANKLIN SQUARE	2004	FEE	1.4	17,864	100.0	DUANE READE	2014
FREEPORT (8)	2000	JOINT VENTURE	9.6	173,031	95.4	STOP & SHOP	2025		TOYS “R” US	2020	2040	MARSHALLS	2011	2016
GLEN COVE (8)	2000	JOINT VENTURE	2.7	49,346	100.0	STAPLES	2014	2029	ANNIE SEZ	2011	2026
GLENVILLE (5)	2003	FEE	0.5	-	—
HAMPTON BAYS	1989	FEE	8.2	70,990	84.5	MACY’S	2015	2025
HEMPSTEAD (8)	2000	JOINT VENTURE	1.4	13,905	100.0	WALGREENS	2059
HICKSVILLE	2004	FEE	2.5	35,581	100.0	DUANE READE	2014		PARTY CITY	2007	2011
JAMAICA	2005	FEE	0.3	5,770	100.0
LATHAM (8)	1999	JOINT VENTURE	60.3	616,130	99.3	SAM’S CLUB	2013	2043	WAL-MART	2013	2043	HOME DEPOT	2031	2071
LAURELTON	2005	FEE	0.2	7,435	100.0
LEVITTOWN	2006	JOINT VENTURE	4.7	47,214	100.0	FILENE’S BASEMENT	2021
LITTLE NECK	2003	FEE	4.5	48,275	100.0
MANHASSET	1999	FEE	9.6	188,608	100.0	FILENE’S	2011		LINENS N THINGS	2016	2026	KING KULLEN	2024	2052
MANHATTAN	2005	FEE	1.0	9,566	100.0
MASPETH	2004	FEE	1.1	22,500	100.0	DUANE READE	2014
MERRICK (8)	2000	JOINT VENTURE	10.8	107,871	90.7	WALDBAUMS	2013	2041	ANNIE SEZ	2011	2021	PARTY CITY	2012	2022
MIDDLETOWN (8)	2000	JOINT VENTURE	10.1	80,000	100.0	BEST BUY	2016	2031	LINENS N THINGS	2016	2031
MUNSEY PARK (8)	2000	JOINT VENTURE	6.0	72,748	100.0	BED BATH & BEYOND	2012	2022	FRESH FIELDS	2011	2021
NESCONSET (12)	2004	FEE	5.9	55,580	100.0	LEVITZ	2014	2034
NORTH MASSAPEQUA	2004	GROUND LEASE (2033)	2.0	29,610	100.0	DUANE READE	2014
OCEANSIDE	2003	FEE	0.3	1,856	—
PLAINVIEW	1969	GROUND LEASE (2070)	7.0	88,222	100.0	FAIRWAY STORES	2017	2037
POUGHKEEPSIE	1972	FEE	20.0	167,668	94.7	STOP & SHOP	2020	2049	BIG LOTS	2007	2017
QUEENS VILLAGE	2005	FEE	0.5	14,649	100.0	STRAUSS DISCOUNT AUTO	2015	2025
ROCHESTER	1993	FEE	18.6	185,153	32.0	TOPS SUPERMARKET	2009	2024
STATEN ISLAND	2006	FEE	35.7	356,779	100.0	KMART	2012	2017	PATHMARK	2007	2037	TOYS “R” US	2015
STATEN ISLAND	1989	FEE	16.7	212,325	100.0	KMART	2011		PATHMARK	2011	2021
STATEN ISLAND	1997	GROUND LEASE (2072)	7.0	101,337	96.4	WALDBAUMS	2011	2031
STATEN ISLAND	2005	FEE	5.5	47,270	100.0	STAPLES	2008	2018
STATEN ISLAND (8)	2000	JOINT VENTURE	14.4	177,118	100.0	TJ MAXX	2010	2025	NATIONAL WHOLESALE	2010	2030	MICHAELS	2011	2031
SYOSSET	1967	FEE	2.5	32,124	100.0	NEW YORK SPORTS CLUB	2016	2021
WESTBURY (12)	2004	FEE	30.1	398,602	100.0	COSTCO	2009	2043	WAL-MART	2019	2069	MARSHALLS	2009	2024
WHITE PLAINS	2004	FEE	2.5	24,577	88.3	DUANE READE	2014
YONKERS	1995	FEE	4.4	43,560	100.0	SHOPRITE	2008	2028
YONKERS	2005	FEE	1.0	10,329	100.0	STRAUSS DISCOUNT AUTO	2015	2025
YONKERS (8) (6)	2000	GROUND LEASE (2047)/ JOINT VENTURE	6.3	56,361	92.0	STAPLES	2014	2029
NORTH CAROLINA
BURLINGTON (5)	2003	FEE	25.6	-	—
CARY	1998	FEE	10.9	102,787	100.0	LOWES FOOD	2017	2037	ECKERD	2007	2017
CARY	1996	FEE	10.6	86,015	100.0	BED BATH & BEYOND	2010	2014	DICK’S SPORTING GOODS	2014	2029
CARY (8)	2001	JOINT VENTURE	40.3	315,797	100.0	BJ’S	2020	2040	KOHL’S	2022	2001	PETSMART	2016	2036
CARY (9)	2003	JOINT VENTURE	24.2	169,901	98.5	CARMIKE CINEMAS	2017	2027	FOOD LION	2019		DOLLAR TREE	2009	2019
CHARLOTTE	1986	GROUND LEASE (2048)	18.5	233,800	98.9	ROSS DRESS FOR LESS	2015	2035	K&G MEN’S COMPANY	2008	2018	OFFICEMAX	2009	2024
CHARLOTTE	1993	FEE	14.0	139,269	92.7	BI-LO	2009	2029	RUGGED WEARHOUSE	2008	2018	FLOORS TODAY	2010	2020
CHARLOTTE	1968	FEE	13.5	62,300	100.0	TJ MAXX	2012	2017	CVS	2015	2035
DURHAM	1996	FEE	13.2	116,186	97.2	TJ MAXX	2009	2014	JO-ANN FABRICS	2010	2020
DURHAM (8)	2002	JOINT VENTURE	39.5	408,292	100.0	WAL-MART	2015	2035	BEST BUY	2011	2026	LINENS N THINGS	2011	2026

	YEAR	OWNERSHIP	LAND	LEASABLE	PERCENT	MAJOR LEASES
	DEVELOPED	INTEREST/	AREA	AREA	LEASED		LEASE	OPTION		LEASE	OPTION		LEASE	OPTION
LOCATION	OR ACQUIRED	(EXPIRATION)(2)	(ACRES)	(SQ. FT.)	(1)	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION
FRANKLIN	1998	JOINT VENTURE	2.6	26,326	100.0	BILL HOLT FORD	2016	2041
GREENSBORO	1999	FEE	8.2	103,494	95.7	HOBBY LOBBY	2014	2024	K&G MEN’S COMPANY	2015	2025	DOLLAR TREE	2012	2027
HILLSBOROUGH (5)	2003	FEE	8.0	-	—
KNIGHTDALE (4)	2005	JOINT VENTURE	29.2	188,000	100.0	ROSS DRESS FOR LESS	2017	2037	BED BATH & BEYOND	2017	2037	MICHAELS	2016	2036
PINEVILLE (13)	2003	JOINT VENTURE	39.1	269,710	97.4	KMART	2017	2067	STEIN MART	2007	2012	TJ MAXX	2008	2018
RALEIGH	1993	FEE	35.9	372,023	94.1	BEST BUY	2010	2020	BED BATH & BEYOND	2016	2036	ROSS DRESS FOR LESS	2016	2036
RALEIGH (10)	2006	FEE	1.6	16,030	90.4
RALEIGH (4)	2003	JOINT VENTURE	35.4	87,000	100.0	FOOD LION	2023	2043
RALEIGH (4)	2006	JOINT VENTURE	8.8	-	—
RALEIGH (4)	2001	JOINT VENTURE	4.0	-	—
WINSTON-SALEM	1969	FEE	13.2	137,433	100.0	HARRIS TEETER	2016	2041	DOLLAR TREE	2011	2016	SPORTSMAN’S SUPPLY	2008
OHIO
AKRON	1988	FEE	24.5	138,363	100.0	GABRIEL BROTHERS	2010	2025	PAT CATANS CRAFTS	2013		ESSENCE BEAUTY MART	2008	2014
AKRON	1975	FEE	6.9	75,866	100.0	GIANT EAGLE	2021	2041
BARBERTON	1972	FEE	10.0	101,801	95.1	GIANT EAGLE	2027	2052
BEAVERCREEK	1986	FEE	18.2	119,410	95.0	KROGER	2018	2048	FITWORKS	2007	2013	REVCO	2007	2027
BRUNSWICK	1975	FEE	20.0	171,223	97.0	KMART	2010	2050	MARC’S	2017	2027
CAMBRIDGE	1997	FEE	13.1	78,065	90.8	TRACTOR SUPPLY CO.	2010	2020
CANTON	1972	FEE	19.6	172,419	85.9	BURLINGTON COAT FACTORY	2018	2043	TJ MAXX	2012	2017	HOMETOWN BUFFET	2010	2020
CENTERVILLE	1988	FEE	15.2	125,058	82.2	BED BATH & BEYOND	2017	2032	THE TILE SHOP	2014	2024	MICHAEL’S DAY SPA	2016	2026
CINCINNATI	1988	FEE	29.2	308,277	75.9	HOBBY LOBBY	2012	2022	TOYS “R” US	2016	2046	HAVERTY’S	2019	2034
CINCINNATI	1988	FEE	11.6	223,731	99.3	LOWE’S HOME CENTER	2022	2052	BIG LOTS	2009	2019	AJ WRIGHT	2014	2034
CINCINNATI	1988	GROUND LEASE (2054)	8.8	121,242	25.7	TOYS “R” US	2019	2044
CINCINNATI	1999	FEE	16.7	89,742	100.0	BIGGS FOODS	2008	2028
CINCINNATI	2000	FEE	8.8	88,317	100.0	HOBBY LOBBY	2011	2021	GOLD’S GYM	2017	2027
CINCINNATI (8)	2000	JOINT VENTURE	36.7	378,901	88.3	WAL-MART	2010	2040	HOBBY LOBBY	2015	2025	DICK’S SPORTING GOODS	2016	2031
COLUMBUS	1988	FEE	12.4	191,089	100.0	KOHL’S	2011	2031	KROGER	2031	2071	TOYS “R” US	2015	2040
COLUMBUS	1988	FEE	13.7	142,743	99.2	KOHL’S	2011	2031	STAPLES	2010	2020
COLUMBUS	1988	FEE	12.4	135,650	100.0	KOHL’S	2011	2031	CIRCUIT CITY	2019	2039
COLUMBUS	1988	FEE	17.9	129,008	100.0	KOHL’S	2011	2031	GRANT/RIVERSIDE HOSPITAL	2011
COLUMBUS	1988	FEE	12.5	99,262	100.0	SOUTHLAND EXPO	2007
COLUMBUS (8)	2002	JOINT VENTURE	36.5	254,152	97.2	LOWE’S HOME CENTER	2016	2046	KROGER	2017	2037
COLUMBUS (8)	1998	JOINT VENTURE	12.1	112,862	85.4	BORDERS BOOKS	2018	2038	PIER 1 IMPORTS	2012	2017	FRANNYS HALLMARK	2009	2014
DAYTON	1984	FEE	32.1	213,666	86.4	VICTORIA’S SECRET	2009	2019	KROGER	2012	2038
DAYTON	1969	GROUND LEASE (2043)	22.8	163,131	81.6	BEST BUY	2008	2028	BIG LOTS	2008	2018	JO-ANN FABRICS	2012
DAYTON	1988	FEE	11.2	116,374	100.0	VALUE CITY	2010	2015	THE OHIO TRADING COMPANY	2007
HUBER HEIGHTS (8)	1999	JOINT VENTURE	40.0	318,468	98.0	ELDER BEERMAN	2014	2044	KOHL’S	2015	2035	MARSHALLS	2009	2024
KENT	1988/ 1991	GROUND LEASE (2013)	17.6	106,500	100.0	TOPS SUPERMARKET	2026	2096
MENTOR	1988	FEE	25.0	235,577	93.6	GIANT EAGLE	2019	2029	BURLINGTON COAT FACTORY	2014		JO-ANN FABRICS	2009	2019
MENTOR	1987	FEE	20.6	103,910	100.0	GABRIEL BROTHERS	2013	2028	BIG LOTS	2014	2034
MIAMISBURG	1999	FEE	0.6	6,000	57.5
MIDDLEBURG HEIGHTS	1988	FEE	8.2	104,342	51.5	GABRIEL BROTHERS	2014	2029
NORTH OLMSTEAD	1988	FEE	11.7	99,862	100.0	TOPS SUPERMARKET	2026	2096
ORANGE TOWNSHIP (4)	2001	FEE	12.2	-	—
SHARONVILLE	1977	GROUND LEASE (2076)/JOINT VENTURE	15.0	130,704	92.7	GABRIEL BROTHERS	2012	2032	KROGER	2008	2028	UNITED ART AND EDUCATION	2016	2026
SPRINGDALE (8)	2000	JOINT VENTURE	22.0	253,510	73.5	WAL-MART	2015	2045	HH GREGG	2012	2017	DAVID’S BRIDAL	2009	2019
TROTWOOD	1988	FEE	16.9	141,616	80.4	VALUE CITY	2010	2020	DOLLAR GENERAL	2007
UPPER ARLINGTON	1969	FEE	13.3	160,702	95.0	TJ MAXX	2011	2021	THE DUSTY ATTIC	2011	2016	HONG KONG BUFFET	2011	2016
WESTERVILLE	1993/ 1988	FEE	25.4	242,124	91.7	MARC’S	2015	2025	KOHL’S	2016	2036	OFFICEMAX	2014	2024
WICKLIFFE	1982	FEE	10.0	128,180	95.6	GABRIEL BROTHERS	2008	2023	BIG LOTS	2010		DOLLAR GENERAL	2007
WILLOUGHBY HILLS	1988	FEE	14.1	157,424	100.0	VF OUTLET	2012	2022	MARCS DRUGS	2012	2017
OKLAHOMA
NORMAN (8)	2001	JOINT VENTURE	31.3	262,624	93.6	TOYS “R” US	2012	2042	ROSS DRESS FOR LESS	2012	2027	BARNES & NOBLE	2012	2027
OKLAHOMA CITY	1998	FEE	19.8	233,797	99.6	HOME DEPOT	2014	2044	GORDMANS	2013	2033	BEST BUY	2008	2023
OKLAHOMA CITY	1997	FEE	9.8	103,027	100.0	ACADEMY SPORTS & OUTDOORS	2014	2024
SOUTH TULSA	1996	FEE	0.0	4,090	100.0
OREGON
ALBANY	2006	JOINT VENTURE	3.8	22,700	100.0	GROCERY OUTLET	2017
ALBANY (7)	2006	FEE	13.3	109,891	100.0	RITE AID	2008	2053	BIG LOTS	2008	2023	AARON’S SALES & LEASING	2009	2019
CANBY (7_	2006	FEE	9.1	115,701	98.4	SAFEWAY	2023	2083	RITE AID	2014	2044	CANBY ACE HARDWARE	2015	2030
CLACKAMAS (13) (6)	2006	JOINT VENTURE	23.7	236,713	98.1	GART SPORTS	2014	2034	NORDSTROM RACK	2008	2018	OLD NAVY	2010
GRESHAM (7)	2006	FEE	25.6	265,765	94.2	PETSMART	2013	2028	ROSS DRESS FOR LESS	2008		CRAFT WAREHOUSE	2008
GRESHAM (7)	2006	FEE	0.3	208,276	98.1	WILD OATS MARKETS	2020	2033	OFFICE DEPOT	2007	2017	BIG LOTS	2012	2017
GRESHAM (7)	2006	FEE	0.7	107,583	100.0	FOOD 4 LESS	2009	2019	CASCADE ATHLETIC CLUB	2008	2018
GRESHAM (7)	2006	FEE	8.0	92,872	91.2	DOLLAR TREE	2011	2021	VOLUNTEERS OF AMERICA	2007	2017
HERMISTON (7)	2006	GROUND LEASE (2046)	14.2	149,196	93.3	SAFEWAY	2008	2038	BIG LOTS	2008	2018	DOLLAR TREE	2011	2021
HILLSBORO (7)	2006	FEE	20.0	260,954	96.2	SAFEWAY	2014	2044	STAPLES	2013		RITE AID	2014	2044
HILLSBORO (7)	2006	FEE	20.0	210,992	97.5	SAFEWAY	2010		RITE AID	2010		HILLSBORO PUBLIC LIBRARY	2007
HOOD RIVER (7)	2006	FEE	8.3	108,554	100.0	ROSAUERS	2021	2039	HI SCHOOL PHARMACY	2010	2015	VALUE-MART	2007	2012
MCMINNVILLE (4)	2006	JOINT VENTURE	90.5	-	—
MEDFORD (7)	2006	FEE	30.1	335,043	99.3	SEARS	2014	2044	TINSELTOWN	2017	2037	24 HOUR FITNESS	2015	2026
MEDFORD (7)	2006	FEE	16.9	183,850	96.0	BI-MART	2007	2012	TJ MAXX	2012	2022	BIG LOTS	2008	2023
MILWAUKIE (7)	2006	GROUND LEASE (2041)	16.3	185,859	100.0	ALBERTSONS	2013		RITE AID	2015		JO-ANN FABRICS	2008	2018
MILWAUKIE (7)	2006	FEE	4.2	50,862	100.0	OFFICEMAX/COPY MAX	2010	2020
OREGON CITY (7)	2006	FEE	17.6	246,855	97.0	COASTAL FARM & HOME SUPPLY	2009	2019	RITE AID	2011	2016	FISHERMEN’S MARINE SUPPLY	2021	2026
PORTLAND (7)	2006	FEE	10.6	115,635	96.8	SAFEWAY	2017	2047	DOLLAR TREE	2012	2017
PORTLAND (7)	2006	FEE	1.5	112,755	98.7	STAPLES	2015	2030	WALGREENS	2021	2060
PORTLAND (7)	2006	FEE	2.1	38,363	98.3	QFC	2019	2044
SANDY (7)	2006	FEE	9.3	101,438	62.3	HI SCHOOL PHARMACY	2007		DOLLAR TREE	2009	2019
SPRINGFIELD (7)	2006	FEE	8.7	96,027	95.6	SAFEWAY	2008	2043
TROUTDALE (7)	2006	FEE	9.8	98,137	57.0	LAMBS THRIFTWAY	2021	2031
PENNSLYVANIA
BLUE BELL	1996	FEE	17.7	120,211	100.0	KOHL’S	2016	2036	HOME GOODS	2013	2033
CARLISLE (14)	2005	JOINT VENTURE	12.2	90,289	93.4	GIANT FOOD	2016	2046
CHAMBERSBURG (4)	2006	FEE	45.3	251,000	100.0	KOHL’S	2028	2058	GIANT FOOD	2027	2067	MICHAELS	2017	2037
CHAMBERSBURG (9)	2004	JOINT VENTURE	12.9	129,754	96.5	GIANT FOOD	2040	2040	WINE & SPIRITS SHOPPE	2011	2016
CHIPPEWA	2000	FEE	22.4	215,206	100.0	KMART	2018	2068	HOME DEPOT	2018	2068
DUQUESNE	1993	FEE	8.8	69,733	18.0
EAGLEVILLE	1973	FEE	15.2	165,385	94.9	KMART	2009	2024	GENUARDI’S	2011	2025
EAST NORRITON	1984	FEE	12.5	133,569	100.0	SHOPRITE	2022	2037	STAPLES	2008	2023	JO-ANN FABRICS	2012
EAST STROUDSBURG	1973	FEE	15.3	168,506	100.0	KMART	2007	2022	WEIS MARKETS	2007
EASTWICK	1997	FEE	3.4	36,511	100.0	MERCY HOSPITAL	2017	2022
EXTON	1996	FEE	9.8	85,184	100.0	KOHL’S	2016	2036
EXTON	1990	FEE	6.1	60,685	100.0	ACME MARKETS	2015	2045
FEASTERVILLE	1996	FEE	4.6	86,575	100.0	VALUE CITY	2011	2026
GETTYSBURG	1986	FEE	2.4	14,584	100.0	RITE AID	2026	2046
GREENSBURG	2002	JOINT VENTURE	5.0	50,000	100.0	TJ MAXX	2010	2020	MICHAELS	2010	2020
HAMBURG	2001	FEE	3.0	15,400	100.0	LEHIGH VALLEY HEALTH	2016	2026
HARRISBURG	1972	FEE	17.0	175,917	100.0	GANDER MOUNTAIN	2013	2028	AMERICAN SIGNATURE	2011	2026	SUPERPETZ	2007	2022

	YEAR	OWNERSHIP	LAND	LEASABLE	PERCENT	MAJOR LEASES
	DEVELOPED	INTEREST/	AREA	AREA	LEASED		LEASE	OPTION		LEASE	OPTION		LEASE	OPTION
LOCATION	OR ACQUIRED	(EXPIRATION)(2)	(ACRES)	(SQ. FT.)	(1)	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION
HAVERTOWN	1996	FEE	9.0	80,938	100.0	KOHL’S	2016	2036
HORSHAM (14)	2005	JOINT VENTURE	8.3	75,206	100.0	GIANT FOOD	2022	2048
LANDSDALE	1996	GROUND LEASE (2037)	1.4	84,470	100.0	KOHL’S	2012
MONROEVILLE (14)	2005	FEE	13.7	143,200	89.6	PETSMART	2019	2034	BED BATH & BEYOND	2020	2034	MICHAELS	2009	2029
MONTGOMERY (8)	2002	JOINT VENTURE	45.0	257,565	100.0	GIANT FOOD	2020	2050	BED BATH & BEYOND	2016	2030	COMPUSA	2014	2028
MORRISVILLE	1996	FEE	14.4	2,437	—
NEW KENSINGTON	1986	FEE	12.5	108,950	100.0	GIANT EAGLE	2016	2033
PHILADELPHIA	2006	JOINT VENTURE	18.0	294,751	98.4	SEARS	2019	2039
PHILADELPHIA	1996	GROUND LEASE (2035)	6.8	133,309	100.0
PHILADELPHIA	1996	FEE	6.3	82,345	100.0	KOHL’S	2016	2036
PHILADELPHIA	1998	JOINT VENTURE	7.5	75,303	100.0	NORTHEAST AUTO OUTLET	2015	2050
PHILADELPHIA	2005	FEE	0.4	9,343	100.0
PHILADELPHIA (3)	1995	JOINT VENTURE	22.6	274,412	100.0	SUPER FRESH	2022	2047	PETSMART	2011	2016	AMC ORLEANS 8	2007
PHILADELPHIA (3)	1983	JOINT VENTURE	8.1	198,721	100.0	JCPENNEY	2012	2037	TOYS “R” US	2012	2052
PIITSBURGH	2004	FEE	46.8	467,927	100.0
POTTSTOWN (9)	2004	FEE	15.7	161,727	95.5	GIANT FOOD	2014	2049	TRACTOR SUPPLY CO.	2012	2027	TJ MAXX	2009	2019
RICHBORO	1986	FEE	14.5	110,357	100.0	SUPER FRESH	2018	2058
SCOTT TOWNSHIP	2000	GROUND LEASE (2052)	6.9	69,288	100.0	WAL-MART	2032	2052
SHREWSBURY (13)	2004	JOINT VENTURE	21.2	94,706	100.0	GIANT FOOD	2023	2053
SPRINGFIELD	1983	FEE	19.7	212,188	90.9	VALUE CITY	2013	2043	STAPLES	2008	2023
UPPER DARBY	1996	JOINT VENTURE	16.3	48,936	88.2	MERCY HOSPITAL	2010		BRIGHTSIDE ACADEMY	2013	2022
WEST MIFFLIN	1986	GROUND LEASE (2032)	8.3	84,279	100.0	BIG LOTS	2012	2032
WHITEHALL	2005	JOINT VENTURE	15.1	151,418	100.0	GIANT FOOD	2014		JO-ANN FABRICS	2007		BARNES & NOBLE	2011
WHITEHALL	1996	GROUND LEASE (2081)	6.0	84,524	100.0	KOHL’S	2016	2036
YORK	1986	FEE	13.7	58,244	68.7	ADVANCE AUTO PARTS	2007
YORK	1986	FEE	3.3	35,500	100.0	GIANT FOOD	2012	2017
PUERTO RICO
BAYAMON	2006	FEE	16.5	186,400	98.4	AMIGO SUPERMARKET	2027	2047	OFFICEMAX	2015	2030	CHUCK E. CHEESE	2013	2023
CAGUAS	2006	FEE	20.0	572,188	98.9	COSTCO	2026	2046	JCPENNEY	2020	2050	OFFICEMAX	2010	2025
CAROLINA	2006	FEE	28.5	570,610	97.8	HOME DEPOT	2026	2047	KMART	2019	2070	PUEBLO INTERNATIONAL	2015	2045
MANATI	2006	FEE	6.7	69,640	95.7	GRANDE SUPERMARKET	2009
MAYAGUEZ	2006	FEE	32.5	348,593	100.0	HOME DEPOT	2026	2047	SAM’S CLUB	2019	2069	CARIBBEAN CINEMA	2028	2038
PONCE	2006	FEE	12.1	192,701	99.0	2000 CINEMA CORP.	2032	2052	SUPERMERCADOS MAXIMO	2026	2046	DAVID’S BRIDAL	2011	2021
TRUJILLO ALTO	2006	FEE	20.1	201,324	96.8	KMART	2009	2055	PUEBLO SUPERMARKET	2014	2024	FARMACIAS EL AMAL	2015
RHODE ISLAND
CRANSTON	1998	FEE	11.0	129,907	89.6	BOB’S STORES	2008	2028	MARSHALLS	2011	2021
PROVIDENCE	2003	GROUND LEASE (2022)/JOINT VENTURE	13.0	71,735	95.5	STOP & SHOP	2022	2072
SOUTH CAROLINA
CHARLESTON	1995	FEE	17.2	186,740	100.0	TJ MAXX	2009	2014	OFFICE DEPOT	2011	2016	MARSHALLS	2011
CHARLESTON	1978	FEE	17.6	128,658	99.4	STEIN MART	2011	2016	FLOOR IT NOW	2012		TUESDAY MORNING	2015	2021
FLORENCE	1997	FEE	21.0	113,922	81.8	HAMRICKS	2011		STAPLES	2010	2035	DOLLAR TREE	2008	2018
GREENVILLE	1997	FEE	20.4	148,532	92.8	STEVE & BARRY’S UNIVERSITY	2014	2021	BABIES R US	2012	2022
GREENVILLE (12)	2004	FEE	31.8	295,928	98.1	INGLES MARKETS	2021	2076	GOODY’S FAMILY CLOTHING	2010	2025	TJ MAXX	2010	2025
NORTH CHARLESTON	2000/ 1997	FEE	27.3	267,632	89.4	SPORTS AUTHORITY	2013	2033	CIRCUIT CITY	2019	2029	MARSHALLS	2008	2013
TENNESSEE
BELLEVUE (4)	2006	JOINT VENTURE	30.6	53,000	100.0	PUBLIX	2027	2057
CHATTANOOGA	1973	GROUND LEASE (2074)	7.6	50,588	89.6	SAVE-A-LOT	2009	2014
CHATTANOOGA	2002	JOINT VENTURE	5.0	50,000	100.0	HOME GOODS	2010	2020	MICHAELS	2017	2037
MADISON	2004	FEE	25.4	240,318	98.1	JO-ANN FABRICS	2009	2024	CIRCUIT CITY	2009	2039	TJ MAXX	2010	2020
MADISON	1978	GROUND LEASE (2039)	14.5	175,593	98.1	OLD TIME POTTERY	2013	2023	WAL-MART	2014	2039
MADISON (8)	1999	JOINT VENTURE	21.1	189,401	97.4	DICK’S SPORTING GOODS	2017	2032	BEST BUY	2014	2029	GOODY’S FAMILY CLOTHING	2010	2020
MEMPHIS	1991	FEE	14.7	167,243	87.0	TOYS “R” US	2017	2042	OFFICEMAX	2008	2028	KIDS R US	2019	2044
MEMPHIS	2000	FEE	8.8	87,962	100.0	OLD TIME POTTERY	2010	2025
MEMPHIS (7)	2006	FEE	6.0	51,542	75.6	HANCOCK FABRICS	2010	2025
MEMPHIS (8)	2001	JOINT VENTURE	3.9	40,000	100.0	BED BATH & BEYOND	2012	2027
NASHVILLE	1986	FEE	16.9	172,135	97.5	STEIN MART	2008	2013	ASHLEY FURNITURE	2012	2022	BED BATH & BEYOND	2013	2028
NASHVILLE	1998	FEE	10.2	109,012	92.6	MARSHALLS	2007		OFFICEMAX	2009	2019	OLD COUNTRY BUFFET	2011	2016
NASHVILLE (8)	1999	JOINT VENTURE	9.3	99,909	92.5	BEST BUY	2014	2029	OFFICEMAX	2015	2035
TEXAS
ALLEN	2006	JOINT VENTURE	2.1	21,162	100.0	CREME DE LA CREME	2026	2046
AMARILLO (8)	1997	JOINT VENTURE	9.3	343,989	99.6	HOME DEPOT	2019	2069	KOHL’S	2025	2055	CIRCUIT CITY	2010	2035
AMARILLO (8)	2003	JOINT VENTURE	10.6	142,747	99.2	ROSS DRESS FOR LESS	2012	2037	BED BATH & BEYOND	2012	2032	JO-ANN FABRICS	2012	2032
ARLINGTON	1997	FEE	8.0	96,127	100.0	HOBBY LOBBY	2008	2018
AUSTIN	1998	FEE	15.4	157,852	90.5	HEB GROCERY	2011	2026	BROKERS NATIONAL LIFE	2013
AUSTIN	2003	JOINT VENTURE	10.8	108,028	100.0	FRY’S ELECTRONICS	2018	2048
AUSTIN (13) (6)	2006	JOINT VENTURE	20.9	209,393	96.0	BED BATH & BEYOND	2011	2021	ROSS DRESS FOR LESS	2008	2023	TJ MAXX	2012	2017
AUSTIN (13) (6)	2006	JOINT VENTURE	20.8	138,422	98.5	RANDALLS FOOD & DRUGS	2009	2019
AUSTIN (8)	1998	JOINT VENTURE	18.2	191,760	86.6	CIRCUIT CITY	2017	2037	BABIES R US	2012	2027	WORLD MARKET	2011	2026
BAYTOWN	1996	FEE	8.7	86,240	100.0	HOBBY LOBBY	2008	2018	ROSS DRESS FOR LESS	2012	2032
BROWNSVILLE (4)	2005	JOINT VENTURE	30.1	197,000	100.0	MERVYN’S	2026	2046	TJ MAXX	2016	2036	PETSMART	2016	2041
BURLESON (4)	2000	JOINT VENTURE	46.7	64,000	100.0	OLD NAVY	2010	2025	ULTA	2015	2025
COLLEYVILLE	2006	JOINT VENTURE	2.0	20,188	100.0	CREME DE LA CREME	2026	2046
CONROE (13)	2006	JOINT VENTURE	30.0	299,921	82.7	FINGERS FURNITURE	2021	2041	TJ MAXX	2016	2036	ROSS DRESS FOR LESS	2017	2037
COPPELL	2006	JOINT VENTURE	2.0	20,425	100.0	CREME DE LA CREME	2026	2046
CORPUS CHRISTI	1997	GROUND LEASE (2065)	12.5	125,454	100.0	BEST BUY	2016	2030	ROSS DRESS FOR LESS	2011	2030	BED BATH & BEYOND	2018	2032
DALLAS	1969	JOINT VENTURE	75.0	-	—
DALLAS (8)	1998	JOINT VENTURE	6.8	83,867	100.0	ROSS DRESS FOR LESS	2012	2017	OFFICEMAX	2009	2024	BIG LOTS	2012	2032
DALLAS (9) (6)	2002	JOINT VENTURE	9.6	125,195	93.0	TOM THUMB	2017	2032
EAST PLANO	1996	FEE	9.0	100,598	100.0	HOME DEPOT EXPO	2024	2054
FORT WORTH (4)	2003	JOINT VENTURE	45.5	200,000	100.0	MARSHALLS	2015	2035	ROSS DRESS FOR LESS	2017	2042	OFFICE DEPOT	2021	2041
FRISCO (4)	2006	JOINT VENTURE	38.7	106,000	100.0	SPROUTS SUPERMARKET	2022	2042
GRAND PRAIRIE (4)	2006	JOINT VENTURE	56.5	69,000	100.0
HARRIS COUNTY (14)	2005	JOINT VENTURE	11.4	144,055	100.0	BEST BUY	2015	2035	LINENS N THINGS	2015	2030	BARNES & NOBLE	2014	2029
HOUSTON	1998	FEE	40.0	397,899	97.8	HOBBY LOBBY	2017	2027	OSHMAN SPORTING	2009	2024	BEL FURNITURE	2010	2015
HOUSTON	1997	FEE	8.0	113,831	84.3	HEB PANTRY STORE	2007	2027	PALAIS ROYAL	2007	2022
HOUSTON	1996	FEE	8.2	96,500	100.0	BURLINGTON COAT FACTORY	2019	2034
HOUSTON	1999	FEE	5.6	84,188	75.5	OFFICE DEPOT	2007	2022	METROPOLITAN FURNITURE	2013	2023
HOUSTON (13)	2006	JOINT VENTURE	19.0	196,044	96.0	TJ MAXX	2015	2035	ROSS DRESS FOR LESS	2016	2036	BED BATH & BEYOND	2016	2041
HOUSTON (14)	2006	FEE	32.0	350,398	92.2	MARSHALLS	2011	2026	BED BATH & BEYOND	2012	2032	OFFICEMAX	2014	2034
HOUSTON (4)	2005	JOINT VENTURE	8.2	30,000	100.0	BEST BUY	2017	2037
HOUSTON (9)	2003	JOINT VENTURE	17.1	185,332	92.9	ROSS DRESS FOR LESS	2013	2033	OFFICE DEPOT	2012	2032	OLD NAVY	2012	2022
LAREDO (9)	2004	JOINT VENTURE	25.8	257,981	98.7	TOYS “R” US	2018	2068	CINEMARK	2013	2033	LINENS N THINGS	2015	2030
LEWISVILLE	1998	FEE	7.6	123,560	98.0	BABIES R US	2009	2027	BED BATH & BEYOND	2018	2033	BROYHILL HOME COLLECTIONS	2015	2025
LEWISVILLE	1998	FEE	9.4	93,668	71.6	DSW SHOE WAREHOUSE	2008	2028	PETLAND	2009	2019
LEWISVILLE	1998	FEE	11.2	74,837	82.8	BALLY TOTAL FITNESS	2007	2022	TALBOTS OUTLET	2009	2017
LUBBOCK	1998	FEE	9.6	108,326	98.6	PETSMART	2015	2040	OFFICEMAX	2009	2029	BARNES & NOBLE	2010	2025
MESQUITE	1998	FEE	15.0	209,766	92.9	BEST BUY	2009	2024	ASHLEY FURNITURE	2012	2017	PETSMART	2007	2027
MESQUITE	1974	FEE	9.0	79,550	100.0	KROGER	2012	2037
N. BRAUNFELS	2003	JOINT VENTURE	8.6	86,479	100.0	KOHL’S	2014	2064

	YEAR	OWNERSHIP	LAND	LEASABLE	PERCENT	MAJOR LEASES
	DEVELOPED	INTEREST/	AREA	AREA	LEASED		LEASE	OPTION		LEASE	OPTION		LEASE	OPTION
LOCATION	OR ACQUIRED	(EXPIRATION)(2)	(ACRES)	(SQ. FT.)	(1)	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION
PASADENA (8)	2001	JOINT VENTURE	24.6	240,907	100.0	BEST BUY	2012	2027	ROSS DRESS FOR LESS	2012	2032	MARSHALLS	2012	2027
PASADENA (8)	1999	JOINT VENTURE	15.1	169,190	100.0	PETSMART	2015	2030	OFFICEMAX	2014	2029	MICHAELS	2009	2024
PLANO	2005	FEE	0.0	149,343	100.0	HOME DEPOT	2027	2057
RICHARDSON (8)	1998	JOINT VENTURE	11.7	115,579	79.5	OFFICEMAX	2011	2026	BALLY TOTAL FITNESS	2009	2019	FOX & HOUND	2012	2022
STAFFORD (8)	2002	JOINT VENTURE	54.3	589,201	96.6	LOEWS THEATRES	2017	2047	HOBBY LOBBY	2016	2026	OSHMAN SPORTING	2017	2037
TEMPLE (14)	2005	JOINT VENTURE	27.5	274,786	90.4	HOBBY LOBBY	2021	2036	ROSS DRESS FOR LESS	2012	2037	GOODY’S FAMILY CLOTHING	2011	2021
WOODLANDS (4)	2002	JOINT VENTURE	34.0	456,000	100.0	BORDERS BOOKS	2024	2044	CINEMARK	2020	2040	TOMMY BAHAMA’S	2015	2030
UTAH
OGDEN	1967	FEE	11.4	142,628	100.0	COSTCO	2033	2073
VERMONT
MANCHESTER	2004	FEE	9.5	53,483	100.0	PRICE CHOPPERS	2011
VIRGINIA
BURKE (11)	2004	GROUND LEASE (2076)/ JOINT VENTURE	12.5	124,148	100.0	SAFEWAY	2020	2050	CVS	2021	2041
COLONIAL HEIGHTS	1996	FEE	6.1	60,909	100.0	BLOOM BROTHERS FURNITURE	2008		BOOKS-A-MILLION	2008	2015
DUMFRIES (13)	2005	JOINT VENTURE	0.2	1,702	100.0
FAIRFAX (8)	1998	JOINT VENTURE	37.0	323,262	100.0	HOME DEPOT	2013	2033	COSTCO	2011	2046	SPORTS AUTHORITY	2008	2013
FREDERICKSBURG (13)	2005	JOINT VENTURE	3.3	33,179	100.0	CIRCUIT CITY	2018	2038
FREDERICKSBURG (13)	2005	JOINT VENTURE	3.2	32,000	100.0	BASSETT FURNITURE	2019	2039
FREDERICKSBURG (13)	2005	JOINT VENTURE	1.1	11,097	100.0	NTB TIRES	2017	2037
FREDERICKSBURG (13)	2005	JOINT VENTURE	1.1	10,578	100.0	CHUCK E CHEESE	2014	2024
FREDERICKSBURG (13)	2005	JOINT VENTURE	1.0	10,125	100.0	CVS	2022	2042
FREDERICKSBURG (13)	2005	JOINT VENTURE	1.0	10,125	100.0	CVS	2019	2039
FREDERICKSBURG (13)	2005	JOINT VENTURE	1.0	10,125	100.0	SHONEY’S	2023
FREDERICKSBURG (13)	2005	JOINT VENTURE	1.0	10,002	100.0	CRACKER BARREL	2014	2034
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.8	8,027	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.8	8,000	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.8	7,993	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.7	7,256	100.0
FREDERICKSBURG (13)	2005	FEE	0.7	7,241	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.7	7,200	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.7	7,200	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.7	7,000	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.7	6,818	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.6	6,100	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.6	6,000	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.6	5,892	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.6	5,540	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.5	5,126	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.5	5,020	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.5	4,842	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.5	4,828	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.5	4,800	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.4	4,352	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.4	4,261	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.4	3,822	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.4	3,650	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.3	3,076	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.3	3,028	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.3	3,000	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.3	3,000	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.3	2,909	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.2	2,454	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.2	2,170	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.2	1,762	100.0
HARRISONBURG (9) (3)	2004	JOINT VENTURE	17.6	107,438	94.4	KOHL’S	2024	2064
MANASSAS	1997	FEE	13.5	117,525	100.0	SUPER FRESH	2011	2026	JO-ANN FABRICS	2011
MANASSAS (14)	2005	JOINT VENTURE	8.9	107,233	100.0	BURLINGTON COAT FACTORY	2009	2030	AUTO ZONE	2010	2025
PENTAGON CITY (12)	2004	FEE	16.8	337,429	97.9	COSTCO	2009	2044	MARSHALLS	2010	2025	BEST BUY	2009	2024
RICHMOND	1995	FEE	11.5	128,612	100.0	BURLINGTON COAT FACTORY	2010	2035
RICHMOND	2002	FEE	8.5	84,683	100.0	BLOOM BROTHERS FURNITURE	2013	2023
RICHMOND (13)	2005	JOINT VENTURE	0.3	3,060	100.0
ROANOKE	2004	FEE	7.7	81,789	100.0	DICK’S SPORTING GOODS	2019	2034	CIRCUIT CITY	2020	2040
ROANOKE (9)	2005	JOINT VENTURE	30.2	301,740	95.1	MICHAELS	2009	2019	MARSHALLS	2013	2033	ROSS DRESS FOR LESS	2016	2036
STAFFORD (13)	2005	JOINT VENTURE	9.9	101,042	100.0	GIANT FOOD	2027	2072	STAPLES	2017	2032	PETCO SUPPLIES & FISH	2012	2027
STAFFORD (13)	2005	JOINT VENTURE	0.7	7,310	100.0
STAFFORD (13)	2005	JOINT VENTURE	0.4	4,400	100.0
STAFFORD (13)	2005	JOINT VENTURE	1.2	4,211	100.0
STAFFORD (13)	2005	JOINT VENTURE	0.4	3,549	—
STAFFORD (14)	2005	JOINT VENTURE	30.8	331,730	100.0	SHOPPERS FOOD	2023	2053	TJ MAXX	2016	2036	ROSS DRESS FOR LESS	2015	2035
STERLING (14)	2006	JOINT VENTURE	103.3	737,503	100.0	WAL-MART	2021	2091	LOWE’S HOME CENTER	2021	2061	SAM’S CLUB	2021	2091
STERLING (9)	2003	JOINT VENTURE	38.1	361,079	100.0	TOYS “R” US	2012	2037	MICHAELS	2011	2026	CIRCUIT CITY	2017	2037
WOODBRIDGE	1973	GROUND LEASE (2072)/JOINT VENTURE	19.6	150,793	95.5	CAMPOS FURNITURE	2009		SALVATION ARMY	2009	2014	WEDGEWOOD ANTIQUES	2008
WOODBRIDGE (8) (3)	1998	JOINT VENTURE	54.0	494,048	99.4	PETSMART	2009	2014	BEST BUY	2010	2025	LOWE’S	2012	2032
WOODBRIDGE (9)	2004	JOINT VENTURE	27.6	272,174	100.0	LOWE’S HOME CENTER	2023	2053	VILLAGE THRIFT STORE	2017	2027	ALDI	2016	2032
WASHINGTON
AUBURN (7)	2006	FEE	13.7	171,032	99.6	ALBERTSONS	2018	2038	OFFICE DEPOT	2009	2029	RITE AID	2008	2028
BELLEVUE (3)	2004	JOINT VENTURE	41.6	445,250	100.0	TARGET	2012	2037	MERVYN’S	2012	2037	NORDSTROM RACK	2012	2022
BELLINGHAM (7)	2006	FEE	30.5	376,023	99.3	KMART	2009	2049	COST CUTTERS	2009	2044	JO-ANN FABRICS	2010	2025
BELLINGHAM (8)	1998	JOINT VENTURE	20.0	188,885	98.5	MACY’S	2012	2022	BEST BUY	2017	2032	BED BATH & BEYOND	2012	2027
BLAINE (7)	2006	FEE	13.0	109,461	92.7	COST CUTTERS	2010	2055	RITE AID	2012	2042
EVERETT (7)	2006	FEE	6.8	88,770	100.0	QFC	2015	2020
FEDERAL WAY (8)	2000	JOINT VENTURE	17.0	200,126	94.1	QFC	2015	2045	JO-ANN FABRICS	2010	2030	BARNES & NOBLE	2011	2026
KENT (7)	2006	FEE	23.1	86,909	97.1	ROSS DRESS FOR LESS	2011	2026
KENT (7)	2006	FEE	7.2	69,090	100.0	RITE AID	2015	2035
LAKE STEVENS (7)	2006	FEE	18.6	199,937	98.0	SAFEWAY	2032	2077	G.I. JOE’S	2018	2038	BARTELL DRUGS	2013	2018
MILL CREEK (7)	2006	FEE	12.4	94,038	94.1	SAFEWAY	2015	2045
OAK HARBOR (7)	2006	FEE	6.4	70,104	100.0	SAAR’S	2014	2039
OLYMPIA (7)	2006	FEE	15.0	168,209	93.8	ALBERTSONS	2008	2043	ROSS DRESS FOR LESS	2010	2015
OLYMPIA (7)	2006	FEE	6.7	69,572	73.5	BARNES & NOBLE	2010	2015	PETCO	2013	2023
SEATTLE (7)	2006	GROUND LEASE (2083)	3.2	144,170	93.0	SAFEWAY	2012	2037	PRUDENTIAL REALTY	2009	2018	BARTELL DRUGS	2007	2022
SILVERDALE (7)	2006	GROUND LEASE (2014)	14.7	170,332	100.0	SAFEWAY	2024	2059	JO-ANN FABRICS	2012	2032	RITE AID	2011	2041
SILVERDALE (7)	2006	FEE	5.1	67,287	95.6	ROSS DRESS FOR LESS	2016	2026
SPANAWAY (7)	2006	FEE	11.8	116,961	98.8	MARKETPLACE GROCERY	2011	2041	GEN X CLOTHING	2016	2026	STUPID PRICES	2011	2016
SPOKANE (14)	2005	JOINT VENTURE	8.3	129,785	100.0	BED BATH & BEYOND	2011	2026	ROSS DRESS FOR LESS	2009	2019	RITE AID	2009	2039
TACOMA (7)	2006	FEE	14.5	156,916	85.9	TJ MAXX	2009	2009	GALAXY THEATRES	2008	2018	OFFICE DEPOT	2007	2012
TUKWILA (8)	2003	JOINT VENTURE	45.9	459,071	100.0	THE BON MARCHE’	2009	2019	BEST BUY	2016	2031	GART SPORTS	2014	2029
VANCOUVER (4)	2003	JOINT VENTURE	32.2	230,000	100.0	BEST BUY	2017	2037	OFFICE DEPOT	2015	2035	PETCO	2015	2025
VANCOUVER (7)	2006	FEE	6.3	69,790	95.4	SUPERMAX	2016	2026	HI SCHOOL PHARMACY	2012	2017

	YEAR	OWNERSHIP	LAND	LEASABLE	PERCENT	MAJOR LEASES
	DEVELOPED	INTEREST/	AREA	AREA	LEASED		LEASE	OPTION		LEASE		OPTION		LEASE	OPTION
LOCATION	OR ACQUIRED	(EXPIRATION)(2)	(ACRES)	(SQ. FT.)	(1)	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION		EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION
WEST VIRGINIA
CHARLES TOWN	1985	FEE	22.0	208,950	96.0	WAL-MART	2017	2047	STAPLES		2016
HUNTINGTON	1993	FEE	19.5	2,400	100.0
MARTINSBURG	1986	FEE	6.0	43,212	—
SOUTH CHARLESTON	1999	FEE	14.8	147,753	98.6	KROGER	2008	2038	TJ MAXX		2011	2021
CANADA
ALBERTA
SHOPPES @ SHAWNESSEY	2002	JOINT VENTURE	16.3	162,988	100.0	ZELLERS	2011	2096
SHAWNESSY CENTRE	2002	JOINT VENTURE	30.6	306,010	100.0	FUTURE SHOP (BEST BUY)	2009	2024	LINEN N THINGS		2015	2025	BUSINESS DEPOT (STAPLES)	2013	2028
BRENTWOOD	2002	JOINT VENTURE	31.2	312,331	99.7	CANADA SAFEWAY	2007	2032	SEARS WHOLE HOME		2010	2020	LINEN N THINGS	2016	2031
SOUTH EDMONTON COMMON	2002	JOINT VENTURE	42.9	428,745	100.0	HOME OUTFITTERS	2016	2031	LONDON DRUGS		2020	2057	MICHAELS	2011	2026
GRANDE PRAIRIE III	2002	JOINT VENTURE	6.3	63,413	100.0	MICHAELS	2011	2031	WINNERS (TJ MAXX)		2011	2026	JYSK LINEN	2012	2022
BRITISH COLUMBIA				—
TILLICUM	2002	JOINT VENTURE	45.5	455,493	100.0	ZELLERS	2013	2098	SAFEWAY		2023	2053	WINNERS (TJ MAXX)	2008	2023
PRINCE GEORGE	2001	JOINT VENTURE	37.3	372,725	96.4	OVERWAITEE	2018	2028	THE BAY		2013	2083	LONDON DRUGS	2017	2027
STRAWBERRY HILL	2002	JOINT VENTURE	33.3	332,809	100.0	HOME DEPOT	2016	2041	CINEPLEX ODEON		2014	2024	WINNERS (TJ MAXX)	2009	2024
MISSION	2001	JOINT VENTURE	27.1	271,462	100.0	OVERWAITEE	2018	2028	FAMOUS PLAYERS		2010	2030	LONDON DRUGS	2019	2046
ABBOTSFORD	2002	JOINT VENTURE	21.5	215,213	98.4	ZELLERS	2052	2082	PETSMART		2013	2033	WINNERS (TJ MAXX)	2008	2023
CLEARBROOK	2001	JOINT VENTURE	18.8	188,253	100.0	SAFEWAY	2007	2037	STAPLES		2012	2022	LANDMARK CINEMAS	2011	2021
SURREY	2001	JOINT VENTURE	17.1	170,725	100.0	CANADA SAFEWAY	2011	2061	LONDON DRUGS		2011	2021
LANGLEY POWER CENTER	2003	JOINT VENTURE	22.8	228,314	99.6	WINNERS (TJ MAXX)	2012	2027	MICHAELS		2011	2021	FUTURE SHOP (BEST BUY)	2012	2022
LANGLEY GATE	2002	JOINT VENTURE	15.2	151,802	100.0	SEARS	2008	2018	PETSMART		2008	2038	WINNERS (TJ MAXX)	2007	2017
ONTARIO
THICKSON RIDGE	2002	JOINT VENTURE	36.3	363,039	100.0	WINNERS (TJ MAXX)	2013	2023	FUTURE SHOP (BEST BUY)		2011	2016	SEARS WHOLE HOME	2012	2022
SHOPPERS WORLD ALBION	2002	JOINT VENTURE	34.9	349,399	98.2	CANADIAN TIRE	2014	2029	FORTINO’S		2010	2030
SHOPPERS WORLD DANFORTH	2002	JOINT VENTURE	32.8	328,202	100.0	ZELLERS	2009	2029	DOMINION		2018	2028	BUSINESS DEPOT (STAPLES)	2015	2030
LINCOLN FIELDS	2002	JOINT VENTURE	29.0	289,869	96.0	WAL MART	2010	2025	LOEB (GROUND)		2009	2024	CAA OTTAWA	2007	2015
404 TOWN CENTRE	2002	JOINT VENTURE	24.9	249,379	100.0	ZELLERS	2009	2024	A &	P	2007	2027	NATIONAL GYM CLOTHING	2019	2024
SUDBURY	2002	JOINT VENTURE	23.4	234,299	100.0	FAMOUS PLAYERS	2019	2039	BUSINESS DEPOT (STAPLES)		2014	2024	CHAPTERS	2010	2030
SUDBURY	2004	JOINT VENTURE	17.0	169,555	100.0	WINNERS (TJ MAXX)	2015	2030	LINEN N THINGS		2016	2031	MICHAELS	2015	2035
CLARKSON CROSSING	2004	JOINT VENTURE	21.3	213,052	100.0	CANADIAN TIRE	2023	2043	A &	P	2023	2048
GREEN LANE CENTRE	2003	JOINT VENTURE	16.0	160,195	100.0	LINEN N THINGS	2014	2029	MICHAELS		2013	2033	PETSMART	2014	2039
KENDALWOOD	2002	JOINT VENTURE	15.6	156,274	97.4	PRICE CHOPPER	2013	2038	VALUE VILLAGE		2008	2028	SHOPPERS DRUG MART	2011	2021
LEASIDE	2002	JOINT VENTURE	13.3	133,035	100.0	CANADIAN TIRE	2011	2036	FUTURE SHOP (BEST BUY)		2011	2021	PETSMART	2012	2037
DONALD PLAZA	2002	JOINT VENTURE	9.1	91,462	95.9	WINNERS (TJ MAXX)	2008	2023
ST. LAURANT	2002	JOINT VENTURE	12.6	125,984	98.0	ZELLERS	2017	2046	LOEB		2008	2023
BOULEVARD CENTRE III	2004	JOINT VENTURE	8.3	82,961	100.0	FOOD BASICS	2025	2055
RIOCAN GRAND PARK	2003	JOINT VENTURE	11.9	118,637	100.0	SHOPPERS DRUG MART	2018	2038	WINNERS (TJ MAXX)		2014	2024	BUSINESS DEPOT (STAPLES)	2011	2021
WALKER PLACE	2002	JOINT VENTURE	7.0	69,857	100.0	COMMISSO’S	2012	2032
SCARBOROUGH	2005	JOINT VENTURE	2.3	20,506	100.0	AGINCOURT NISSAN LIMITED	2020
SCARBOROUGH	2005	JOINT VENTURE	1.8	13,433	100.0	MORNINGSIDE NISSAN LIMITED	2020
MARKETPLACE TORONTO	2002	JOINT VENTURE	17.1	171,088	100.0	WINNERS (TJ MAXX)	2014	2029	MARK’S WORK WEARHOUSE		2015	2025	SEARS APPLIANCE	2015	2025
PRINCE EDWARD ISLAND
CHARLOTTETOWN	2002	JOINT VENTURE	39.1	390,988	97.2	ZELLERS	2019	2079	WINNERS (TJ MAXX)		2009	2019	WEST ROYALTY FITNESS	2010	2015
QUEBEC
GREENFIELD PARK	2002	JOINT VENTURE	36.4	364,003	100.0	WINNERS (TJ MAXX)	2011	2021	BUREAU EN GROS (STAPLES)		2007	2022	GUZZO CINEMA	2019	2039
JACQUES CARTIER	2002	JOINT VENTURE	21.2	211,805	96.1	GUZZO CINEMA	2010	2040	VALUE VILLAGE		2008	2028	IGA	2012	2022
CHATEAUGUAY	2002	JOINT VENTURE	21.1	211,368	97.2	SUPER C	2008	2028	HART		2015	2025
MEXICO
BAJA CALIFORNIA
MEXICALI	2006	FEE	11.8	118,047	100.0	CINEPOLIS
MEXICALI (4)	2006	FEE	10.3	103,000	100.0	WAL-MART
TIJUANA (4)	2005	JOINT VENTURE	38.7	182,000	100.0	WAL-MART
CHIHUAHUA
JUAREZ	2003	JOINT VENTURE	23.8	238,135	88.9	SORIANA
JUAREZ (4)	2006	FEE	11.8	118,000	100.0	WAL-MART
COAHUILA
SALTILLO PLAZA	2002	JOINT VENTURE	17.4	173,772	98.0	HEB
SALTILLO (4)	2005	FEE	25.8	252,000	100.0	HEB			CINEPOLIS
GUERRERO
ACAPULCO	2005/ 2006	FEE	31.6	316,005	100.0	WAL-MART
HIDALGO
PACHUCA (4)	2005	JOINT VENTURE	13.7	132,000	100.0	HOME DEPOT
PACHUCA (4)	2005	FEE	11.2	140,000	100.0	WAL-MART
JALISCO
GUADALAJARA	2006	FEE	10.0	99,717	100.0
GUADALAJARA	2005	FEE	12.9	129,198	84.5	WAL-MART
GUADALAJARA (4)	2005	JOINT VENTURE	24.0	571,000	100.0	WAL-MART			CINEPOLIS				SUBURBIA
GUADALAJARA (4)	2006	FEE	17.0	170,000	100.0	WAL-MART			CINEPOLIS
PUERTO VALLARTA (4)	2006	FEE	7.2	72,000	100.0	SORIANA
MEXICO
HUEHUETOCA	2004	JOINT VENTURE	17.1	170,836	82.3	WAL-MART
TECAMAC (4)	2006	FEE	8.2	82,000	100.0	WAL-MART
MEXICO CITY
TLALNEPANTLA (4)	2005	JOINT VENTURE	14.7	356,000	100.0	WAL-MART			CINEPOLIS				SUBURBIA
MEXICO CITY (4)	2005	FEE	0.7	22,000	100.0	MERCEDES BENZ
MORELOS
CUAUTLA (4)	2006	FEE	23.3	233,000	100.0	WAL-MART			SAMS
NUEVO LEON
MONTERREY	2002	JOINT VENTURE	26.5	265,360	95.0	HEB
MONTERREY (4)	2006	FEE	9.8	98,000	100.0	HEB
ESCOBEDO (4)	2006	JOINT VENTURE	9.2	92,000	100.0	HEB
OAXACA
TUXTEPEC	2005	FEE	9.3	92,807	97.5	WAL-MART
QUERETARO
SAN JUAN DEL RIO (4)	2006	FEE	8.4	84,000	100.0	WAL-MART
QUINTANA ROO
CANCUN	2005	FEE	9.1	91,139	87.5	WAL-MART
SAN LUIS POTOSI
SAN LUIS	2004	FEE	12.1	121,324	95.7	HEB
TAMAULIPAS
REYNOSA	2004	JOINT VENTURE	39.1	391,399	92.9	HEB
NUEVO LAREDO (4)	2006	FEE	11.0	110,000	100.0	WAL-MART
TOTAL 915 SHOPPING CENTER PROPERTY INTERESTS			14,573	128,863,386

	YEAR	OWNERSHIP	LAND	LEASABLE	PERCENT	MAJOR LEASES
	DEVELOPED	INTEREST/	AREA	AREA	LEASED		LEASE	OPTION		LEASE	OPTION		LEASE	OPTION
LOCATION	OR ACQUIRED	(EXPIRATION)(2)	(ACRES)	(SQ. FT.)	(1)	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION
US PREFERRED EQUITY INVESTMENTS (RETAIL ASSETS ONLY)
ALASKA
ANCHORAGE (3)	2006	JOINT VENTURE	5.9	85,163	86.8	COMPUSA	2011	2026
ALABAMA
BOAZ	2006	JOINT VENTURE	2.6	27,900	93.5	DOLLAR TREE	2009	2013
ARIZONA
TUSCON	2006	JOINT VENTURE	57.3	503,084	97.5	LOEWS/CINEPLEX ODEON	2017	2037	LINENS ‘N THINGS	2013	2023	BARNES & NOBLE	2012	2022
CALIFORNIA
CHATSWORTH	2003	JOINT VENTURE	6.8	75,875	100.0	KAHOOTS	2014	2024	SMART & FINAL	2014	2034	TRADER JOE’S COMPANY	2014	2029
HAWTHORNE	2003	JOINT VENTURE	14.4	182,605	100.0	KROGER (FOOD 4 LESS)	2012	2042	SPORTMART	2008	2028	ROSS STORES INC.	2009	2024
HAWTHORNE	2004	JOINT VENTURE	0.5	21,507	100.0	OFFICE DEPOT	2019	2038
COLORADO
LA JUNTA	2006	JOINT VENTURE	2.9	20,500	84.4
FLORIDA
AUBURNDALE (2)	2006	JOINT VENTURE	4.0	-	—
BRANDON (4)	2006	JOINT VENTURE	4.6	-	—
CLEARWATER	2004	JOINT VENTURE	8.4	84,441	98.8	KASH N KARRY	2009	2034	WALGREEN’S	2009
DELTONA	2004	JOINT VENTURE	7.0	80,567	95.0	WINN DIXIE	2009	2034	PET SUPERMARKET	2009	2029
JACKSONVILLE (2)	2006	JOINT VENTURE	4.8	—
LOXAHATCHEE	2003	JOINT VENTURE	8.5	75,194	100.0	WINN DIXIE	2019	2054
MIAMI	2004	JOINT VENTURE	50.0	651,011	97.4	HOME DEPOT	2028	2058	TIGER DIRECT	2010	2020	AMC CINEMA	2009
PEMBROKE PINES	2004	JOINT VENTURE	15.5	137,259	96.4	BRAVO SUPERMARKETS	2007	2032	ASSOCIATION OF BUILDERS	2007		EEMAC INC	2011	2021
PERRY	2006	JOINT VENTURE	1.6	15,300	97.4
SARASOTA	2005	JOINT VENTURE	12.6	148,348	100.0	OFFICE DEPOT	2015	2025	PETSMART	2008	2033	JO-ANN FABRIC	2008	2018
SPRING HILL	2003	JOINT VENTURE	7.3	69,917	100.0	WINN DIXIE	2010	2035
TAMPA	2004	JOINT VENTURE	11.4	100,538	98.3	KASH N KARRY	2015	2035	US POSTAL SERVICE	2010		BEALL’S OUTLET	2008
TAMPA	2005	JOINT VENTURE	11.5	100,200	100.0	PUBLIX	2011	2026
WELLINGTON	2002	JOINT VENTURE	18.7	171,955	73.0	WELLINGTON THEATRE	2008	2018	WALGREEN’S	2029		CLUB FITNESS WORKS	2012
GEORGIA
AUGUSTA	2005	JOINT VENTURE	12.7	258,325	99.6
MOULTRIE	2006	JOINT VENTURE	22.4	196,589	99.2	WAL MART	2017	2047
ILLINOIS
LANSING	2005	JOINT VENTURE	52.8	320,184	98.3	WAL-MART	2020	2070	OFFICE DEPOT	2012	2037	JO-ANN FABRIC	2008	2018
INDIANA
NEW ALBANY	2004	JOINT VENTURE	7.6	31,753	96.0
NEW ALBANY	2004	JOINT VENTURE	2.0	10,554	100.0
NEW ALBANY (4)	2004	JOINT VENTURE	6.8	22,320	100.0
SHELBYVILLE	2006	JOINT VENTURE	1.5	14,150	77.4
TELL CITY	2006	JOINT VENTURE	2.3	27,000	77.8
IOWA
FORT DODGE	2006	JOINT VENTURE	3.1	33,700	100.0
KEOKUK	2006	JOINT VENTURE	1.0	10,160	72.4
MARSHALLTOWN	2006	JOINT VENTURE	3.1	22,900	86.0
NEWTON	2006	JOINT VENTURE	1.9	20,300	100.0
OSKALOOSA	2006	JOINT VENTURE	2.0	20,700	100.0
OTTUMWA	2006	JOINT VENTURE	3.0	22,200	92.8
WEST BURLINGTON	2006	JOINT VENTURE	2.9	26,100	100.0
WEST DES MOINES	2006	JOINT VENTURE	7.6	53,423	82.6
KENTUCKY
LOUISVILLE	2006	JOINT VENTURE	36.3	156,672	100.0	BEST BUY	2021	2056	TJ MAXX	2008		GOODY’S	2009	2029
RADCLIFF	2006	JOINT VENTURE	4.7	36,900	92.4
LOUISIANA
ALEXANDRIA	2006	JOINT VENTURE	2.2	20,400	100.0
MINDEN	2006	JOINT VENTURE	3.1	27,300	100.0
PINEVILLE	2006	JOINT VENTURE	3.0	32,200	100.0
SHREVEPORT	2005	JOINT VENTURE	18.4	93,669	100.0	OFFICE MAX	2012	2032	BARNES & NOBLE	2013	2028	OLD NAVY	2012
SHREVEPORT	2006	JOINT VENTURE	8.4	78,591	81.2	MICHAELS	2014	2034	DOLLAR TREE	2010	2025
ZACHARY	2006	JOINT VENTURE	3.2	29,600	100.0
MASSACHUSETTS
HAVERHILL	2006	JOINT VENTURE	6.9	63,203	94.8
MISSISSIPPI
PETAL	2006	JOINT VENTURE	3.2	30,180	94.7
RIDGELAND	2005	JOINT VENTURE	3.3	41,079	85.4
RIDGELAND	2005	JOINT VENTURE	3.8	61,568	85.5	PARTY CITY	2009
RIDGELAND	2005	JOINT VENTURE	6.0	81,626	100.0	ACADEMY SPORTS	2019	2029
NEW HAMPSHIRE
LANCASTER	2006	JOINT VENTURE	10.8	50,080	100.0	SHAW’S SUPERMARKET	2018	2048
LITTLETON	2006	JOINT VENTURE	43.0	34,583	100.0	STAPLES	2015	2020
NEWPORT	2006	JOINT VENTURE	20.0	117,828	92.5	SHAW’S SUPERMARKET	2015	2031
WOODSVILLE	2006	JOINT VENTURE	1.7	11,280	100.0	RITE AID	2017	2042
WOODSVILLE	2006	JOINT VENTURE	3.5	39,000	100.0	SHAW’S SUPERMARKET	2015	2030
OHIO
WAUSEON	2006	JOINT VENTURE	1.6	13,100	72.5
OKLAHOMA
DURANT	2006	JOINT VENTURE	3.5	32,200	82.6
NEWCASTLE	2006	JOINT VENTURE	1.5	11,600	100.0
SHAWNEE	2006	JOINT VENTURE	3.1	35,640	100.0	DOLLAR TREE	2007	2019
PENNSLYVANIA
FAIRVIEW TOWNSHIP	2005	JOINT VENTURE	6.8	71,979	100.0	GIANT	2017	2037
HALIFAX TOWNSHIP	2005	JOINT VENTURE	8.5	54,150	100.0	GIANT	2019	2039
HOWE TOWNSHIP	2005	JOINT VENTURE	12.1	66,789	100.0	GIANT	2021	2041	RITE AID	2016	2026
PITTSBURGH	2004	JOINT VENTURE	23.8	166,789	94.4	LINENS ‘N THINGS	2016	2031	TJ MAXX	2010	2020	STAPLES	2015	2030
WILLIAMSPORT	2002	JOINT VENTURE	29.0	293,825	100.0	K MART	2011	2026	GIANT	2019	2049	STAPLES	2014	2029
TENNESSEE
PULASKI	2006	JOINT VENTURE	3.0	28,100	94.3
TEXAS
AUSTIN	2006	JOINT VENTURE	4.2	40,000	100.0	DAVE AND BUSTERS	2019	2034
AUSTIN	2006	JOINT VENTURE	10.2	88,829	88.1	BARNES & NOBLE	2014	2029	PETCO	2011	2021
AUSTIN	2006	JOINT VENTURE	4.8	54,651	100.0	CONN’S ELECTRIC	2010	2020
AUSTIN	2006	JOINT VENTURE	19.8	210,520	99.2	ACADEMY SPORTS	2012	2022	PACIFIC RESOURCES	2011	2031	GOLD’S TEXAS HOLDINGS, L.P.	2012	2022
AUSTIN	2006	JOINT VENTURE	10.9	131,039	96.2	24 HOUR FITNESS	2024	2034	DOLLAR TREE	2011	2025
AUSTIN	2004	JOINT VENTURE	20.0	92,030	93.0	OSHMAN’S	2014	2029	BED BATH & BEYOND	2014	2029
AUSTIN	2005	GROUND LEASE (2082)/ JOINT VENTURE	15.6	178,700	72.4	GOLD’S TEXAS HOLDINGS, L.P.	2014	2019	HEB GROCERY COMPANY, LP	2009	2011	K & R COMPANY- AMERICUS DIMOND	2012	2012
BELTON	2006	JOINT VENTURE	3.4	28,060	95.7	DOLLAR TREE	2009	2019
CARROLLTON	2006	JOINT VENTURE	1.8	14,950	27.0

	YEAR	OWNERSHIP	LAND	LEASABLE	PERCENT	MAJOR LEASES
	DEVELOPED	INTEREST/	AREA	AREA	LEASED		LEASE	OPTION		LEASE	OPTION		LEASE	OPTION
LOCATION	OR ACQUIRED	(EXPIRATION)(2)	(ACRES)	(SQ. FT.)	(1)	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION
CARROLLTON	2006	JOINT VENTURE	2.0	18,740	88.0
DALLAS	2004	JOINT VENTURE	11.7	166,625	100.0	STEIN MART	2011	2021	PARTY CITY	2008	2018	DOLLAR TREE	2007	2022
FT. WORTH	2005	JOINT VENTURE	6.4	68,492	87.9
GEORGETOWN	2005	JOINT VENTURE	12.1	115,158	92.6	DOLLAR TREE	2010		CVS	2009
KILLEEN (4)	2006	JOINT VENTURE	3.0	-	—
LAKE JACKSON (4)	2006	JOINT VENTURE	8.0	-	—
PAMPA	2006	JOINT VENTURE	1.5	16,160	75.2
PLAINVIEW	2006	JOINT VENTURE	3.4	31,720	79.1
SAN ANTONIO	2003	JOINT VENTURE	8.1	102,363	97.0	GREENHOUSE GALLERY	2010	2025	HOLLYWOOD VIDEO	2010	2025
SAN MARCOS	2005	JOINT VENTURE	17.0	185,092	98.0	HOBBY LOBBY	2013	2023	HASTINGS ENTERTAINMENT INC	2009	2019	TRACTOR SUPPLY COMPANY	2008	2013
SOUTHLAKE	2005	JOINT VENTURE	15.1	133,772	94.6	HOBBY LOBBY	2021	2031
SOUTHLAKE (4)	2004	GROUND LEASE (2089)/ JOINT VENTURE	1.4	61,605	100.0
TYLER	2006	JOINT VENTURE	3.3	35,840	100.0	DOLLAR TREE	2011	2018
CANADA PREFERRED EQUITY INVESTMENTS (RETAIL ASSETS ONLY)
ALBERTA
CALGARY	2004	JOINT VENTURE	9.0	172,697	90.8	WINNERS APPAREL LTD.	2012	2022	THE HOUSE OF TOOLS	2010	2015	RUSSELL SPORTING	2010	2015
CALGARY	2004	JOINT VENTURE	10.0	123,084	98.6	PIER ONE	2014	2028	NOVA SCOTIA COMPANY	2015	2035	WINNERS MERCHANTS INT. LP	2014	2025
CALGARY	2005	JOINT VENTURE	0.3	6,308	100.0
HINTON	2004	JOINT VENTURE	18.5	137,917	92.4	WAL-MART CANADA CORP.	2011	2036	CANADA SAFEWAY	2010	2045
LETHBRIDGE	2005	JOINT VENTURE	0.3	7,168	100.0
LETHBRIDGE	2005	JOINT VENTURE	0.2	4,000	100.0
LETHBRIDGE	2006	JOINT VENTURE	25.6	368,419	99.3	CANADIAN TIRE	2009	2029
BRITISH COLUMBIA
KAMLOOPS (4)	2005	JOINT VENTURE	9.7	-	-	WINNERS	2016	2031	JYSK	2016	2034
WESTBANK (4)	2006	JOINT VENTURE	25.9	-	—
100 MILE HOUSE	2004	JOINT VENTURE	7.2	69,023	100.0	SAAN	2008	2013	SAVE ON FOOD & DRUGS	2007	2035
BURNABY	2005	JOINT VENTURE	0.6	8,788	100.0
COURTENAY	2005	JOINT VENTURE	0.3	4,024	100.0
GIBSONS	2004	JOINT VENTURE	10.3	103,596	95.5	LONDON DRUGS LTD.	2021	2031	SUPER VALU	2007	2012	CHEVRON CANADA LTD.	2007	2022
LANGLEY	2004	JOINT VENTURE	7.6	34,895	100.0
PORT ALBERNI	2004	JOINT VENTURE	2.5	32,866	100.0	BUY-LOW FOODS	2012	2027
PRINCE GEORGE	2004	JOINT VENTURE	8.0	77,931	98.6	SAVE ON FOOD & DRUGS	2008	2027	SHOPPERS REALTY INC.	2014	2044
SURREY	2004	JOINT VENTURE	8.0	115,117	96.1	SAFEWAY STORE	2012	2033	THEATRE NEAR YOU	2008	2013
TRAIL	2004	JOINT VENTURE	15.9	187,713	91.3	ZELLERS	2009	2019	EXTRA FOODS	2014	2044
VANCOUVER	2004	JOINT VENTURE	3.0	35,858	100.0
WESTBANK	2004	JOINT VENTURE	9.7	113,141	98.1	SAVE ON FOOD & DRUGS	2007	2037	SHOPPER’S DRUGMART	2015	2045	G&G HARDWARE	2011
MANITOBA
WINNIPEG	2005	JOINT VENTURE	0.4	4,200	100.0
NEW BRUNSWICK
FREDERICTON	2005	JOINT VENTURE	0.6	6,742	100.0
MONCTON	2005	JOINT VENTURE	0.4	4,655	—
NEWFOUNDLAND
ST. JOHN’S	2006	JOINT VENTURE	25.8	457,768	86.2	SEARS	2008	2038	CONVERGYS CALL CENTRE	2016	2019	SPORT CHEK	2009
ONTARIO
KITCHENER	2006	JOINT VENTURE	2.0	13,450	100.0	VALUE VILLAGE	2011	2026
KITCHENER	2006	JOINT VENTURE	5.0	66,579	90.7
LONDON	2004	JOINT VENTURE	6.9	86,612	98.7	FAMOUS PLAYERS THEATRE	2015	2035
SUDBURY	2006	JOINT VENTURE	5.4	40,128	100.0	PRICE CHOPPER	2012	2022	LIQUIDATION WORLD	2007
WATERLOO	2005	JOINT VENTURE	10.0	-	—
BARRIE	2005	JOINT VENTURE	1.1	4,748	100.0
BARRIE	2005	JOINT VENTURE	1.6	1,680	100.0
BARRIE	2005	JOINT VENTURE	1.6	6,897	100.0
BRANTFORD	2005	JOINT VENTURE	0.8	12,894	90.7
BURLINGTON	2005	JOINT VENTURE	0.8	9,126	100.0
CAMBRIDGE	2005	JOINT VENTURE	1.3	15,730	97.1
CORNWALL	2005	JOINT VENTURE	0.3	4,000	100.0
GUELPH	2005	JOINT VENTURE	0.8	3,600	100.0
HAMILTON	2005	JOINT VENTURE	0.3	6,500	100.0
HAMILTON	2005	JOINT VENTURE	0.5	10,441	100.0
HAMILTON	2005	JOINT VENTURE	0.3	4,125	100.0
LONDON	2005	JOINT VENTURE	0.4	8,152	100.0
LONDON	2005	JOINT VENTURE	0.6	5,700	100.0
MISSISSAUGA	2005	JOINT VENTURE	1.8	31,091	95.3	ESTATE HARDWOOD	2010	2015
NORTH BAY	2005	JOINT VENTURE	0.5	8,497	37.9
OTTAWA	2005	JOINT VENTURE	0.3	4,448	100.0
ST. CATHERINES	2005	JOINT VENTURE	3.0	38,993	70.7
ST. CATHERINES	2005	JOINT VENTURE	0.3	5,418	100.0
ST. THOMAS	2005	JOINT VENTURE	0.2	3,595	100.0
SUDBURY	2005	JOINT VENTURE	0.6	9,643	100.0
WATERLOO	2005	JOINT VENTURE	0.6	5,274	100.0
QUEBEC
MONTREAL (4)	2006	JOINT VENTURE	232.0	328,069	100.0	ZELLERS	2021	2056	THE BRICK	2026	2036	TOYS R US	2021	2041
ALMA	2004	JOINT VENTURE	36.1	267,531	99.0	ZELLERS	2009	2094	SEARS	2011	2026	IGA (COOP DES CONSUMMAT)	2015	2035
CHANDLER	2004	JOINT VENTURE	20.1	114,071	96.0	HART STORES	2009	2024	MCDONALD’S	2015	2025	METRO	2010	2020
GASPE	2004	JOINT VENTURE	15.2	152,285	97.0	CANADIAN TIRE	2021	2046	SOBEYS STORES LTD	2015
JONQUIERE	2004	JOINT VENTURE	25.2	246,536	95.0	ZELLERS	2009	2094	SUPER C GROCERIES	2009	2020	ZELLERS	2009	2094
LAMALBAIE	2006	JOINT VENTURE	9.2	117,169	88.7	SAAN	2010		METRO RICHELIEU	2016	2026	CANADIAN TIRE	2008
LAURIER STATION	2006	JOINT VENTURE	3.2	36,366	94.2	PROVIGO	2010	2015
MONTREAL	2006	GROUND LEASE (2064)/ JOINT VENTURE	6.7	93,152	99.4	MAXI (PROVIGO)	2012	2037
MONTREAL	2006	GROUND LEASE (2064)/ JOINT VENTURE	8.0	25,000	100.0
MONTREAL	2006	GROUND LEASE (2064)/ JOINT VENTURE	1.1	10,157	100.0
ROBERVAL	2004	JOINT VENTURE	3.7	126,892	98.8	IGA	2013	2046	ROSSY	2010	2015
SAGUENAY	2004	JOINT VENTURE	13.5	284,669	98.9	ZELLERS	2008		SEARS	2009		WINNERS	2011	2026
ST. AUGUSTIN-DE-DESMAURES	2006	JOINT VENTURE	4.7	52,565	98.3	PROVIGO	2009	2024
STE. EUSTACHE	2005	JOINT VENTURE	6.6	88,596	65.4	MAXI (PROVIGO)	2022	2027
STE. EUSTACHE	2005	JOINT VENTURE	2.4	26,694	87.2
dddTOTAL 152 PREFERRED EQUITY INTERESTS (RETAIL ASSETS ONLY)			1,480.9	11,648,982

PREFERRED EQUITY ACQUISITIONS SUBSEQUENT TO DECEMBER 31, 2006 THROUGH JANUARY 31, 2007
FLORIDA
APOKA	2007	JOINT VENTURE	7.9	71,615	85.0	WINN DIXIE	2013	2028
LAKE WALES	2007	JOINT VENTURE	3.0	-	—

	YEAR	OWNERSHIP	LAND	LEASABLE	PERCENT	MAJOR LEASES
	DEVELOPED	INTEREST/	AREA	AREA	LEASED		LEASE	OPTION		LEASE	OPTION		LEASE	OPTION
LOCATION	OR ACQUIRED	(EXPIRATION)(2)	(ACRES)	(SQ. FT.)	(1)	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION	TENANT NAME	EXPIRATION	EXPIRATION
NEW JERSEY
WHITING (4)	2007	JOINT VENTURE	26.7	4,000	100.0
ONTARIO
OTTAWA	2007	JOINT VENTURE	2.7	31,001	100.0	LOEB CANADA, INC.	2007	2027
OTTAWA	2007	JOINT VENTURE	4.5	3,400	100.0
OTTAWA	2007	JOINT VENTURE	4.6	11,133	100.0
OTTAWA	2007	JOINT VENTURE	0.2	11,265	100.0
OTTAWA	2007	JOINT VENTURE	1.1	12,287	100.0
OTTAWA	2007	JOINT VENTURE	2.6	39,840	100.0	ORMES FURNITURE	2010	2015
OTTAWA	2007	JOINT VENTURE	1.5	26,512	85.0
OTTAWA	2007	JOINT VENTURE	5.0	46,400	100.0	LOBLAW PROPERTIES	2009	2014
PREFERRED EQUITY DISPOSITIONS SUBSEQUENT TO DECEMBER 31, 2006 THROUGH JANUARY 31, 2007
TEXAS
SOUTHLAKE	2004	GROUND LEASE (2089)/ JOINT VENTURE	1.6	67,839	90.8
SHOPPING CENTER ACQUISITIONS SUBSEQUENT TO DECEMBER 31, 2006 THROUGH JANUARY 31, 2007
CALIFORNIA
TORRANCE	2007	JOINT VENTURE	6.8	67,504	94.4	ACE HARDWARE	2013	2023
GEORGIA
ALPHARETTA	2007	FEE	13.1	130,515	96.2	KROGER	2013	2038
MARYLAND
GAITHERSBURG	2007	JOINT VENTURE	7.1	71,329	100.0	RUGGED WAREHOUSE	2008	2018
MINNESOTA
HASTINGS	2007	JOINT VENTURE	9.8	97,535	100.0	CUB FOODS	2013	2053
NEW YORK
HARRIMAN	2007	JOINT VENTURE	52.9	227,939	100.0	KOHL’S	2023	2103	LINEN N THINGS	2013	2028	STAPLES	2013	2028
PENNSYLVANIA
PITTSBURGH	2007	JOINT VENTURE	13.1	130,824	93.9	ECKERD’S	2008	2018
TENNESSEE
GERMANTOWN	2007	JOINT VENTURE	5.5	55,297	87.4
TEXAS
DALLAS	2007	JOINT VENTURE	17.2	171,988	94.0	WHOLE FOODS	2009
AUSTIN	2007	JOINT VENTURE	3.3	33,181	100.0	JO-ANN FABRICS	2010		PRIMITIVES	2009
SOUTHLAKE	2007	FEE	3.7	37,447	96.7
VIRGINIA
FAIRFAX	2007	FEE	3.5	-	—
FAIRFAX	2007	JOINT VENTURE	10.1	101,332	100.0	HARRIS TEETER	2021	2041	TJ MAXX	2014	2024
LEESBURG	2007	JOINT VENTURE	31.5	314,968	98.4	SHOPPER FOOD WAREHOUSE	2014	2054	STEIN MART	2011	2031	ROSS DRESS FOR LESS	2013	2023
MEXICO
HUEHUETOCA (4)	2007	FEE	7.9	125,873	100.0	SORIANA
SHOPPING CENTER DISPOSITIONS SUBSEQUENT TO DECEMBER 31, 2006 THROUGH JANUARY 31, 2007
TEXAS
DALLAS (9) (6)	2002	JOINT VENTURE	9.6	125,195	93.0	TOM THUMB	2017	2032
NEW YORK
YONKERS (8) (6)	2000	GROUND LEASE (2047)/ JOINT VENTURE	6.3	56,361	92.0	STAPLES	2014	2029
RETAIL STORE LEASES (15)	1995/ 1997	LEASEHOLD	-	1,867,104	99.8
OTHER REAL ESTATE INVESTMENTS
AI PORTFOLIO (VARIOUS CITIES)	2005	JOINT VENTURE	146.3	6,387,682	98.3	GOODYEAR
NINETY NON-RETAIL ASSETS	2005 — 2007	VARIOUS	249.1	10,872,664	100.0
GRAND TOTAL 1260 PROPERTY INTERESTS			16,676.9	161,213,608	(16)

(1)	PERCENT LEASED INFORMATION AS OF DECEMBER 31, 2006 OR DATE OF ACQUISITION IF ACQUIRED SUBSEQUENT TO DECEMBER 31, 2006.

(2)	THE TERM “JOINT VENTURE” INDICATES THAT THE COMPANY OWNS THE PROPERTY IN CONJUNCTION WITH ONE OR MORE JOINT VENTURE PARTNERS. THE DATE INDICATED IS THE EXPIRATION DATE OF ANY GROUND LEASE AFTER GIVING AFFECT TO ALL RENEWAL PERIODS.

(3)	DENOTES REDEVELOPMENT PROJECT.

(4)	DENOTES GROUND-UP DEVELOPMENT PROJECT. THE SQUARE FOOTAGE SHOWN REPRESENTS THE COMPLETED LEASEABLE AREA.

(5)	DENOTES UNDEVELOPED LAND.

(6)	SOLD, TERMINATED, OR TRANSFERRED SUBSEQUENT TO DECEMBER 31, 2006.

(7)	DENOTES PROPERTY INTEREST IN KIMPRU.

(8)	DENOTES PROPERTY INTEREST IN KIMCO INCOME REIT (“KIR”).

(9)	DENOTES PROPERTY INTEREST IN KIMCO RETAIL OPPORTUNITY PORTFOLIO (“KROP”).

(10)	DENOTES PROPERTY INTEREST IN KIMSOUTH REALTY, INC.

(11)	DENOTES PROPERTY INTEREST IN KIMCO INCOME FUND I.

(12)	DENOTES PROPERTY INTEREST IN PL REALTY LLC.

(13)	DENOTES PROPERTY INTEREST IN OTHER INSTITUTIONAL PROGRAMS.

(14)	DENOTES PROPERTY INTEREST IN UBS.

(15)	THE COMPANY HOLDS INTERESTS IN 20 RETAIL STORE LEASES RELATED TO THE ANCHOR STORE PREMISES IN NEIGHBORHOOD AND COMMUNITY SHOPPING CENTERS.

(16)	DOES NOT INCLUDE 37 FNC REALTY PROPERTIES COMPRISING OF 713K SQUARE FEET, 51 NEWKIRK PROPERTIES CONSISTING OF 2.5 MILLION SQUARE FEET, AND 11.0 MILLION SQUARE FEET OF PROJECTED LEASEABLE AREA RELATED TO THE GROUND-UP DEVELOPMENT PROJECTS.

Executive Officers of the Registrant
The following table sets forth information with respect to the executive officers of the Company as of January 31, 2007.

Name	Age	Position	Since
Milton Cooper	78	Chairman of the Board of Directors and Chief Executive Officer	1991

Michael J. Flynn	71	Vice Chairman of the Board of Directors and President and Chief Operating Officer	1996 1997

David B. Henry	58	Vice Chairman of the Board of Directors and Chief Investment Officer	2001

Thomas A. Caputo	60	Executive Vice President	2000

Glenn G. Cohen	43	Vice President - Treasurer	2000 1997

Raymond Edwards	44	Vice President - Retail Property Solutions	2001

Jerald Friedman	62	President, KDI and Executive Vice President	2000 1998

Bruce M. Kauderer	60	Vice President — Legal General Counsel and Secretary	1995 1997

Michael V. Pappagallo	48	Executive Vice President - Chief Financial Officer	2005 1997
The executive officers of the Company serve in their respective capacities for approximate one-year terms and are subject to re-election by the Board of Directors, generally at the time of the Annual Meeting of the Board of Directors following the Annual Meeting of Stockholders.

PART II
Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters
Market Information The following table sets forth the common stock offerings completed by the Company during the three-year period ended December 31, 2006. The Company’s common stock was sold for cash at the following offering price per share:

Offering Date	Offering Price
March 2006	$40.80
The table below sets forth, for the quarterly periods indicated, the high and low sales prices per share reported on the NYSE Composite Tape and declared dividends per share for the Company’s common stock. The Company’s common stock is traded under the trading symbol “KIM”.

	Stock Price
Period	High	Low	Dividends
2006:
First Quarter	$42.00	$32.02	$0.330
Second Quarter	$40.57	$34.20	$0.330
Third Quarter	$43.15	$36.18	$0.360
Fourth Quarter	$47.13	$42.13	$0.360	(a)

2005:
First Quarter	$29.09	$25.90	$0.305
Second Quarter	$30.00	$26.17	$0.305
Third Quarter	$33.35	$29.19	$0.330
Fourth Quarter	$33.21	$27.81	$0.330	(b)

(a)	Paid on January 16, 2007, to stockholders of record on January 2, 2007.

(b)	Paid on January 17, 2006, to stockholders of record on January 3, 2006.
Holders The number of holders of record of the Company’s common stock, par value $0.01 per share, was 3,530 as of January 31, 2007.
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
The Company has determined that the $1.35 dividend per common share paid during 2006 represented 66% ordinary income, 28% in capital gains and a 6% return of capital to its stockholders. The $1.25 dividend per common share paid during 2005 represented 86% ordinary income and 14% capital gain to its stockholders.
In addition to its common stock offerings, the Company has capitalized the growth in its business through the issuance of unsecured fixed and floating-rate medium-term notes, underwritten bonds, mortgage debt and construction loans, convertible preferred stock and perpetual preferred stock. Borrowings under the Company’s revolving credit facilities have also been an interim source of funds to both finance the purchase of properties and other investments and meet any short-term working capital requirements. The various instruments governing the Company’s issuance of its unsecured public debt, bank debt, mortgage debt and preferred stock impose certain restrictions on the Company with regard to dividends, voting, liquidation and other preferential rights available to the holders of such instruments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 11 and 17 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.

The Company does not believe that the preferential rights available to the holders of its Class F Preferred Stock, the financial covenants contained in its public bond Indentures, as amended, or its revolving credit agreements will have an adverse impact on the Company’s ability to pay dividends in the normal course to its common stockholders or to distribute amounts necessary to maintain its qualification as a REIT.
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
Total Stockholder Return Performance The following performance chart compares, over the five years ended December 31, 2006, the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the S&P 500 Index and the cumulative total return of the NAREIT Equity REIT Total Return Index (the “NAREIT Equity Index”) prepared and published by the National Association of Real Estate Investment Trusts (“NAREIT”). Equity real estate investment trusts are defined as those which derive more than 75% of their income from equity investments in real estate assets. The NAREIT Equity Index includes all tax qualified equity real estate investment trusts listed on the New York Stock Exchange, American Stock Exchange or the NASDAQ National Market System. Stockholder return performance, presented quarterly for the five years ended December 31, 2006, is not necessarily indicative of future results. All stockholder return performance assumes the reinvestment of dividends.
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

	Year ended December 31, (2)
	2006	2005	2004	2003	2002
		(in thousands, except per share information)
Operating Data:
Revenues from rental property (1)	$593,880	$505,557	$490,901	$448,203	$399,725
Interest expense (3)	$172,888	$126,901	$106,239	$101,438	$83,916
Depreciation and amortization (3)	$141,070	$101,432	$95,398	$79,322	$64,318
Gain on sale of development properties	$37,276	$33,636	$16,835	$17,495	$15,880
Gain on transfer/sale of operating properties,net (3)	$2,460	$2,833	$—	$3,177	$—
Provision for income taxes	$16,542	$10,989	$8,320	$8,514	$12,904
Income from continuing operations	$345,131	$325,947	$274,110	$234,827	$225,316
Income per common share, from continuing operations:
Basic	$1.39	$1.39	$1.18	$0.99	$0.99
Diluted	$1.36	$1.36	$1.16	$0.98	$0.98
Weighted average number of shares of common stock:
Basic	239,552	226,641	222,859	214,184	208,916
Diluted	244,615	230,868	227,143	217,540	210,922
Cash dividends declared per common share	$1.38	$1.27	$1.16	$1.10	$1.05

	December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Real estate, before accumulated depreciation	$6,001,319	$4,560,406	$4,092,222	$4,174,664	$3,398,971
Total assets	$7,869,280	$5,534,636	$4,749,597	$4,641,092	$3,758,350
Total debt	$3,587,243	$2,691,196	$2,118,622	$2,154,948	$1,576,982
Total stockholders’ equity	$3,366,959	$2,387,214	$2,236,400	$2,135,846	$1,908,800

Cash flow provided by operations	$455,569	$410,797	$365,176	$308,632	$278,931
Cash flow used for investing activities	$(246,221)	$(716,015)	$(299,597)	$(637,636)	$(396,655)
Cash flow provided by (used for) financing activities	$59,444	$343,271	$(75,647)	$341,330	$59,839

(1)	Does not include (i) revenues from rental property relating to unconsolidated joint ventures, (ii) revenues relating to the investment in retail stores leases and (iii) revenues from properties included in discontinued operations.

(2)	All years have been adjusted to reflect the impact of operating properties sold during the the years ended December 31, 2006, 2005, 2004 and 2003 and properties classified as held for sale as of December 31, 2006, which are reflected in discontinued operations in the Consolidated Statements of Income.

(3)	Does not include amounts reflected in discontinued operations.

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
Executive Summary
Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers. As of January 31, 2007, the Company had interests in 1,348 properties totaling approximately 175.4 million square feet of GLA located in 45 states, Canada, Mexico and Puerto Rico.
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
In connection with the Tax Relief Extension Act of 1999 (the “RMA”), which became effective January 1, 2001, the Company is permitted to participate in activities which it was precluded from previously in order to maintain its qualification as a Real Estate Investment Trust (“REIT”), so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries, is engaged in various retail real estate-related opportunities including (i) merchant building, through its KDI subsidiary, which is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) retail real estate advisory and disposition services, which primarily focuses on leasing and disposition strategies of retail real estate controlled by both healthy and distressed and/or bankrupt retailers and (iii) acting as an agent or principal in connection with tax deferred exchange transactions. The Company will consider other investments through taxable REIT subsidiaries should suitable opportunities arise.
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
The Company’s strategy is to maintain a strong balance sheet while investing opportunistically and selectively. The Company intends to continue to execute its plan of delivering solid growth in earnings and dividends. As a result of the improved 2006 performance, the Board of Directors increased the quarterly dividend per common share to $0.36 from $0.33, effective for the third quarter of 2006.
Critical Accounting Policies
The Consolidated Financial Statements of the Company include the accounts of the Company, its wholly-owned subsidiaries and all entities in which the Company has a controlling interest including where the Company has been determined to be a primary beneficiary of a variable interest entity in accordance with the provisions and guidance of Interpretation No. 46 (R), Consolidation of Variable Interest Entities or meets certain criteria of a sole general partner or managing member in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). The Company applies these provisions to each of its joint venture investments to determine whether the cost, equity or consolidation method of accounting is appropriate. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates are based on, but not limited to, historical results, industry standards and current economic conditions, giving due consideration to materiality. The most significant assumptions and estimates relate to revenue recognition and the recoverability of trade accounts receivable, depreciable lives, valuation of real estate and realizability of deferred tax assets. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.
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
Real estate under development on the Company’s Consolidated Balance Sheets represents ground-up development of neighborhood and community shopping center projects which are subsequently sold upon completion and projects which the Company may hold as long-term investments. These assets are carried at cost. The cost of land and buildings under development includes specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs of personnel directly involved and other costs incurred during the period of development. The Company ceases cost capitalization when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity. If, in management’s opinion, the estimated net sales price of these assets is less than the net carrying value, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property. A gain on the sale of these assets is generally recognized using the full accrual method in accordance with the provisions of SFAS No. 66, Accounting for Real Estate Sales.

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
Results of Operations
     Comparison 2006 to 2005
Revenues from rental property increased $88.3 million or 17.5% to $593.9 million for the year ended December 31, 2006, as compared with $505.6 million for the corresponding period ended December 31, 2005. This net increase resulted primarily from the combined effect of (i) the acquisition of operating properties during 2005 and 2006, providing incremental revenues for the year ended December 31, 2006 of approximately $72.3 million, (ii) an overall increase in shopping center portfolio occupancy to 95.5% at December 31, 2006, as compared to 94.6% at December 31, 2005 and the completion of certain redevelopment and development projects providing incremental revenues of approximately $33.6 million for the year ended December 31, 2006 as compared to the corresponding period in 2005, offset by (iii) a decrease in revenues of approximately $17.6 million for the year ended December 31, 2006, as compared to the corresponding period in 2005, resulting from the transfer of operating properties to various unconsolidated joint venture entities, tenant buyouts, and the sale of certain properties during 2005 and 2006.
Rental property expenses, including depreciation and amortization, increased approximately $67.4 million or 28.7% to $302.5 million for the year ended December 31, 2006, as compared with $235.1 million for the corresponding year ended December 31, 2005. This increase is primarily due to operating property acquisitions during 2006 and 2005 which were partially offset by operating property dispositions including those transferred to various joint venture entities.
Mortgage and other financing income decreased $8.8 million to $18.8 million for the year ended December 31, 2006, as compared to $27.6 million for the corresponding period in 2005. This decrease is primarily due to the recognition in 2005 of a prepayment fee of $14.0 million received by the Company relating to the early repayment by Shopko of its outstanding loan with the Company, offset by accretion income of approximately $6.2 million received in 2006, resulting from an early pre-payment of a mortgage receivable in June 2006, which had been acquired at a discount.
Management and other fee income increased approximately $10.2 million for the year ended December 31, 2006, as compared to the corresponding period in 2005. This increase is primarily due to incremental fees earned from the Kimsouth portfolio and growth in the Company’s other co-investment programs.
General and administrative expenses increased approximately $20.9 million for the year ended December 31, 2006, as compared to the corresponding period in 2005. This increase is primarily due to personnel-related costs including the non-cash expensing of stock options granted, attributable to the growth of the Company.
Interest, dividends and other investment income increased approximately $26.1 million for the year ended December 31, 2006, as compared to the corresponding period in 2005. This increase is primarily due to greater realized gains on the sale of certain marketable securities and increased interest and dividend income as a result of higher cash balances and the growth in the marketable securities portfolio during 2006 and 2005.
Interest expense increased $46.0 million for the year ended December 31, 2006, as compared to the corresponding period in 2005. This increase is due to higher interest rates and higher outstanding levels of debt during this period as compared to the same period in the preceding year.
Income from other real estate investments increased $20.3 million to $77.1 million for the year ended December 31, 2006, as compared to $56.8 million for the corresponding period in 2005. This increase is primarily due to (i) increased investment in the Company’s Preferred Equity program which contributed $40.1 million for the year ended December 31, 2006, including $12.2 million of profit participation earned from 16 capital transactions, as compared to $32.8 million for the corresponding period in 2005, including $12.6 million of profit participation earned from six capital transactions and (ii) pre-tax profits of $7.9 million from the transfer of two properties from Kimsouth to a joint venture in which the Company has an 18% non-controlling interest. These profits exclude amounts that have been deferred as a result of the Company’s continued ownership interest.
Equity in income of real estate joint ventures, net increased $29.5 million to $106.9 million for the year ended December 31, 2006, as compared to $77.5 million for the corresponding period in 2005. This increase is primarily attributable to (i) increase in equity in income from the KROP primarily resulting from profit participation of approximately $22.2 million and gains from the sale of nine operating properties, one land parcel and one out-parcel during 2006 of which the pro-rata share of gains to the Company were $9.9 million for the year ended December 31, 2006, and (ii) the Company’s growth of its various other real estate joint ventures. The Company has made additional capital investments in these and other joint ventures for the acquisition of additional shopping center properties by the ventures throughout 2005 and 2006.
During 2006, KDI sold six recently completed projects, its partnership interest in one project and 30 out-parcels, in separate transactions, for approximately $260.0 million. These sales resulted in gains of approximately $25.1 million, after income taxes of $12.2 million. These gains exclude approximately $1.1 million of gain relating to one project, which was deferred due to the Company’s continued ownership interest.
During 2005, KDI, sold in separate transactions, 41 out-parcels and six recently completed projects for approximately $264.1 million. These sales provided gains of approximately $22.8 million, after income taxes of approximately $10.8 million.
During 2006, the Company disposed of (i) 28 operating properties and one ground lease, for an aggregate sales price of $270.5 million, which resulted in an aggregate net gain of approximately $71.7 million, net of income taxes of $2.8 million relating to the sale of two properties, and (ii) transferred five operating properties, to joint ventures in which the Company has 20% non-controlling interests for an aggregate price of approximately $95.4 million, which resulted in a gain of approximately $1.4 million from one transferred property.
During 2005, the Company disposed of, in separate transactions, (i) 20 operating properties for an aggregate sales price of approximately $93.3 million, (ii) transferred three operating properties to KROP for an aggregate price of approximately $49.0 million, and (iii) transferred 52 operating properties to various joint ventures in which the Company has non-controlling interests ranging from 15% to 50% for an aggregate price of approximately $183.1 million. For the year ended December 31, 2005, these transactions resulted in gains of approximately $31.9 million and a loss on sale/transfer from four of the properties for $5.2 million.
Net income for the year ended December 31, 2006 was $428.3 million. Net income for the year ended December 31, 2005 was $363.6 million. On a diluted per share basis, net income improved $0.18 to $1.70 for the year ended December 31, 2006, as compared to $1.52 for the corresponding period in 2005. These increases are attributable to (i) an increase in revenues from rental properties primarily due to acquisitions in 2005 and 2006, (ii) increased income from other real estate investments primarily due to increased investments in the Company’s Preferred Equity program, (iii) an increase in equity in income of real estate joint ventures achieved from profit participation and gains on sale of joint venture operating properties and additional capital investment in the Company’s joint venture programs for the acquisition of additional operating properties throughout 2006 and 2005, (iv) increased gains on sales of operating properties in 2006 and (v) increased income contributed from the marketable securities portfolio in 2006 as compared to 2005, partially offset by, (vi) an increase in interest expense due to higher interest rates and increased borrowings during 2006.
     Comparison 2005 to 2004
Revenues from rental property increased $14.7 million or 3.0% to $505.6 million for the year ended December 31, 2005, as compared with $490.9 million for the year ended December 31, 2004. This net increase resulted primarily from the combined effect of (i) acquisitions during 2005 and 2004 providing incremental revenues of $33.8 million for the year ended December 31, 2005, and (ii) an overall increase in shopping center portfolio occupancy to 94.6% at December 31, 2005, as compared to 93.6% at December 31, 2004 and the completion of certain redevelopment projects and tenant buyouts providing incremental revenues of approximately $18.1 million for the year ended December 31, 2005, as compared to the corresponding period in 2004, offset by (iii) a decrease in revenues of approximately $37.2 million for the year ended December 31, 2005, as compared to the corresponding period in 2004, resulting from the sale of certain properties and the transfer of operating properties to various unconsolidated joint venture entities during 2005 and 2004.
Rental property expenses, including depreciation and amortization, increased approximately $13.5 million or 6.1% to $235.1 million for the year ended December 31, 2005, as compared with $221.6 million for the preceding year. These increases are primarily due to operating property acquisitions during 2005 and 2004, which were partially offset by property dispositions and operating properties transferred to various unconsolidated joint venture entities.
Mortgage and other financing income increased $12.6 million to $27.6 million for the year ended December 31, 2005, as compared to $15.0 million for the year ended December 31, 2004. This increase primarily relates to a $14.0 million prepayment fee received by the Company relating to the early repayment by Shopko of its outstanding loan with the Company.
Management and other fee income increased approximately $5.0 million to $30.5 million for the year ended December 31, 2005, as compared to $25.5 million in the corresponding period in 2004. This increase is primarily due to incremental fees earned from growth in the co-investment programs.
General and administrative expenses increased approximately $13.3 million to $56.8 million for the year ended December 31, 2005, as compared to $43.5 million in the preceding calendar year. This increase is primarily due to (i) a $1.4 million increase in professional fees, due in part to compliance with section 404 of the Sarbanes-Oxley Act, (ii) a $3.0 million increase due to the non-cash expensing of the value attributable to stock options granted and (iii) increased personnel and systems related costs associated with the growth of the Company.
Interest, dividends and other investment income increased approximately $9.6 million to $28.3 million for the year ended December 31, 2005, as compared to $18.7 million in 2004. This increase is primarily due to greater dividend income and realized gains on the sale of certain marketable securities during 2005 as compared to the preceding year.
Interest expense increased $20.7 million to $126.9 million for the year ended December 31, 2005, as compared with $106.2 million for the year ended December 31, 2004. This increase is primarily due to an overall increase in average borrowings outstanding during the year ended December 31, 2005, as compared to the preceding year, resulting from the funding of investment activity during 2005.
Income from other real estate investments increased $26.6 million to $56.7 million for the year ended December 31, 2005, as compared to $30.1 million for the preceding year. This increase is primarily due to increased investment in the Company’s Preferred Equity program, which contributed income of $32.8 million during 2005, including an aggregate of approximately $12.6 million of profit participation earned from six capital transactions during 2005, as compared to $11.4 million in 2004.
Equity in income of real estate joint ventures, net increased $21.1 million to $77.5 million for the year ended December 31, 2005, as compared with $56.4 million for the corresponding period in 2004. This increase is primarily attributable to (i) the increased equity in income from KIR resulting from the sale of two operating properties during 2005 which provided an aggregate gain of $20.2 million, of which the pro-rata share to the Company was $8.7 million, (ii) increased equity in income in three joint venture investments resulting from the sale of two operating properties and one development property during 2005, which provided aggregate gains of approximately $17.9 million, of which the pro-rata share to the Company was approximately $8.8 million, and (iii) the Company’s growth of its various other real estate joint ventures. The Company has made additional capital investments in these and other joint ventures for the acquisition of additional shopping center properties throughout 2005 and 2004.
During 2005, KDI, the Company’s wholly-owned development taxable REIT subsidiary, in separate transactions, sold six completed projects and 41 out-parcels for approximately $264.1 million. These sales provided gains of approximately $22.8 million, after income taxes of approximately $10.8 million.
During 2004, KDI, in separate transactions, sold five completed projects, three completed phases of projects and 28 out-parcels for approximately $169.4 million. These sales provided gains of approximately $12.4 million, after income taxes of approximately $4.4 million.
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
Tenant Concentrations
The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base. At December 31, 2006, the Company’s five largest tenants were The Home Depot, TJX Companies, Sears Holdings, Kohl’s and Wal-Mart, which represented approximately 3.5%, 2.9%, 2.5%, 2.2% and 2.1%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.
Liquidity and Capital Resources
The Company’s cash flow activities are summarized as follows (in millions):

	Year Ended December 31,
	2006	2005	2004
Net cash flow provided by operating activities	$455.6	$410.8	$365.2
Net cash flow used for investing activities	$(246.2)	$(716.0)	$(299.6)
Net cash flow provided by (used for) financing activities	$59.4	$343.3	$(75.6)
Operating Activities
The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short term and long term. In addition, the Company anticipates that cash on hand, borrowings under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Net cash flow provided by operating activities for the year ended December 31, 2006, was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2005 and 2006, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) growth in the Company’s joint venture and Preferred Equity programs.
Investing Activities
     Acquisitions and Redevelopments
During the year ended December 31, 2006, the Company expended approximately $484.8 million towards acquisition of and improvements to operating real estate. (See Note 3 of the Notes to the Consolidated Financial Statements included in this annual report on Form 10-K.)
The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace. During the year ended December 31, 2006, the Company expended approximately $62.2 million in connection with these major redevelopments and re-tenanting projects. The Company anticipates its capital commitment toward these and other redevelopment projects during 2007 will be approximately $125.0 million to $150.0 million. The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving lines of credit.
     Investments and Advances to Real Estate Joint Ventures
During the year ended December 31, 2006, the Company expended approximately $472.7 million for investments and advances to real estate joint ventures and received approximately $183.4 million from reimbursements of advances to real estate joint ventures. (See Note 7 of the Notes to the Consolidated Financial Statements included in this annual report on Form 10-K.)
     Ground-up Development
The Company is engaged in ground-up development projects which consists of (i) merchant building through the Company’s wholly-owned taxable REIT subsidiary, KDI, which develops neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) U.S. ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Mexico and Canada for long-term investment. All ground-up development projects generally have substantial pre-leasing prior to the commencement of construction. As of December 31, 2006, the Company had in progress a total of 45 ground-up development projects including 23 merchant building projects, six domestic ground-up development projects, and 16 ground-up development projects located throughout Mexico.

During the year ended December 31, 2006, the Company expended approximately $619.1 million in connection with the purchase of land and construction costs related to these projects and those sold during 2006. These projects are currently proceeding on schedule and substantially in line with the Company’s budgeted costs. The Company anticipates its capital commitment during 2007 toward these and other development projects will be approximately $550 million to $600 million. The proceeds from the sales of the completed ground-up development projects, proceeds from construction loans and availability under the Company’s revolving lines of credit are expected to be sufficient to fund these anticipated capital requirements. (See Note 3 of the Notes to the Consolidated Financial Statements included in this annual report on Form 10-K.)
     Dispositions and Transfers
During the year ended December 31, 2006, the Company received net proceeds of approximately $342.8 million relating to the sale of various operating properties and ground-up development projects and approximately $1.2 billion from the transfer of operating properties to various joint ventures. (See Notes 3 and 7 of the Notes to the Consolidated Financial Statements included in this annual report on Form 10-K.)
Financing Activities
It is management’s intention that the Company continually have access to the capital resources necessary to expand and develop its business. As such, the Company intends to operate with and maintain a conservative capital structure with a level of debt to total market capitalization of 50% or less. As of December 31, 2006, the Company’s level of debt to total market capitalization was 23%. In addition, the Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings. The Company may, from time to time, seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives in a manner consistent with its intention to operate with a conservative debt structure.
Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $4.9 billion. Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments. In March 2006, the Company was added to the S & P 500 Index, an index containing the stock of 500 Large Cap corporations, most of which are U.S. corporations.
The Company has an $850.0 million unsecured revolving credit facility, which is scheduled to expire in July 2008. This credit facility has made available funds to both finance the purchase of properties and other investments and meet any short-term working capital requirements. As of December 31, 2006, there was no outstanding balance under this credit facility.
The Company also has a three-year CAD $250.0 million unsecured credit facility with a group of banks. This facility bore interest at the CDOR Rate, as defined, plus 0.50%, and is scheduled to expire in March 2008. During January 2006, the facility was further amended to reduce the borrowing spread to 0.45% and to modify the covenant package to conform to the Company’s $850.0 million U.S. Credit Facility. Proceeds from this facility are used for general corporate purposes, including the funding of Canadian denominated investments. As of December 31, 2006, there was no outstanding balance under this credit facility.
Additionally, the Company has a three-year MXP 500.0 million unsecured revolving credit facility. This facility bears interest at the TIIE Rate, as defined therein, plus 1.00% and is scheduled to expire in May 2008. Proceeds from this facility are used to fund peso denominated investments. As of December 31, 2006, there was no outstanding balance under this credit facility.
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
During August 2006, Kimco North Trust III, a wholly-owned subsidiary of the Company, completed the issuance of $200.0 million Canadian denominated senior unsecured notes. The notes bear interest at 5.18% and mature on August 16, 2013. The proceeds were used by Kimco North Trust III, to pay down outstanding indebtedness under existing credit facilities, to fund long-term investments in Canadian real estate and for general corporate purposes.
In connection with the October 31, 2006, Pan Pacific merger transaction, the Company assumed $650.0 million of unsecured notes payable, including $20.0 million of fair value debt premiums. These notes bear interest at fixed rates ranging from 4.70% to 7.95% per annum and have maturity dates ranging from June 29, 2007 to September 1, 2015 (see Recent Developments — Operating Real Estate Joint Venture Investments — Pan Pacific Retail Properties Inc. and Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).
During 2006, the Company repaid its $30.0 million 6.93% fixed rate notes, which matured on July 20, 2006, $100.0 million floating rate notes, which matured on August 1, 2006, and $55.0 million 7.50% fixed rate notes, which matured on November 5, 2006.
In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of KDI. As of December 31, 2006, the Company had over 390 unencumbered property interests in its portfolio.
During March 2006, the Company completed a primary public stock offering of 10,000,000 shares of Common Stock. The net proceeds from this sale of Common Stock, totaling approximately $405.5 million (after related transaction costs of $2.5 million) were primarily used to repay the outstanding balance under the Company’s U.S. revolving credit facility, partial repayment of the outstanding balance under the Company’s Canadian denominated credit facility and for general corporate purposes.
During March 2006, the shareholders of Atlantic Realty approved a proposed merger with the Company, and the closing occurred on March 31, 2006. As consideration for this transaction, the Company issued Atlantic Realty shareholders 1,274,420 shares of Common Stock, excluding 748,510 shares of Common Stock that were to be received by the Company, at a price of $40.41 per share. (See Note 17 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)
During May 2006, the Company filed a shelf registration statement on Form S-3ASR, which is effective for a term of three years, for the unlimited future offerings, from time to time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants.
On September 25, 2006, Pan Pacific stockholders approved the proposed merger with the Company and the closing occurred on October 31, 2006. Under the terms of the merger agreement, the Company agreed to acquire all of the outstanding shares of Pan Pacific for a total merger consideration of $70.00 per share. As permitted under the merger agreement, the Company elected to issue $10.00 per share of the total merger consideration in the form of Common Stock. As such, the Company issued 9,185,847 million shares of Common Stock valued at approximately $407.7 million (see Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).
During 2006, the Company received approximately $43.8 million through employee stock option exercises and the dividend reinvestment program.

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows, which are expected to increase due to property acquisitions, growth in operating income in the existing portfolio and from other investments. Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate. Cash dividends paid increased to $332.6 million in 2006, compared to $293.3 million in 2005 and $265.3 million in 2004.
Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.
Contractual Obligations and Other Commitments
The Company has debt obligations relating to its revolving credit facilities, MTNs, senior notes, mortgages and construction loans with maturities ranging from less than one year to 29 years. As of December 31, 2006, the Company’s total debt had a weighted average term to maturity of approximately 5.7 years. In addition, the Company has non-cancelable operating leases pertaining to its shopping center portfolio. As of December 31, 2006, the Company has 82 shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company to construct and/or operate a shopping center. In addition, the Company has 20 non-cancelable operating leases pertaining to its retail store lease portfolio. The following table summarizes the Company’s debt maturities and obligations under non-cancelable operating leases as of December 31, 2006 (in millions):

	2007	2008	2009	2010	2011	Thereafter	Total
Long-Term Debt	$457.0	$302.0	$254.5	$241.4	$410.2	$1,922.2	$3,587.3
Operating Leases
Ground Leases	$14.9	$14.8	$14.3	$12.4	$10.1	$175.8	$242.3
Retail Store Leases	$4.6	$4.0	$3.6	$3.2	$2.6	$2.2	$20.2
The Company has $250.0 million of medium term notes, $42.8 million of mortgage debt and $164.2 million of construction loans maturing in 2007. The Company anticipates satisfying these maturities with a combination of operating cash flows, its unsecured revolving credit facilities, new debt issuances and the sale of completed ground-up development projects.
The Company has issued letters of credit in connection with completion and repayment guarantees for construction loans encumbering certain of the Company’s ground-up development projects and guaranty of payment related to the Company’s insurance program. These letters of credit aggregate approximately $34.9 million.
During October 2006, the Company closed on the Pan Pacific merger, which had a total value of approximately $4.1 billion. Funding for this transaction was provided by approximately $1.3 billion of new individual non-recourse mortgage loans encumbering 51 properties, a $1.2 billion two year credit facility provided by a consortium of banks and guaranteed by the joint venture partners described below and the Company, the issuance of 9,185,847 shares of Common Stock valued at approximately $407.7 million, which was based upon the average closing price of Common Stock over the ten trading days immediately preceding the closing date, the assumption of approximately $630.0 million of unsecured bonds and approximately $289.4 million of existing non-recourse mortgage debt encumbering 23 properties and approximately $300.0 million in cash. With respect to the $1.2 billion guarantee by the Company, PREI, as defined below, guaranteed reimbursement to the Company of 85% of any guaranty payment the Company is obligated to make. The Company evaluated this guarantee in connection with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and determined that the impact did not have a material effect on the Company’s financial position or results of operations.
Immediately following the merger, the Company commenced its joint venture agreements with Prudential Real Estate Investors (“PREI”) through three separate accounts managed by PREI. In accordance with the joint venture agreements, all Pan Pacific assets and the approximate $1.6 billion of non-recourse mortgage debt and the $1.2 billion credit facility mentioned above were transferred to the separate accounts. PREI contributed approximately $1.1 billion on behalf of institutional investors in three of its portfolios. The Company holds 15% non-controlling ownership interests in each of these joint ventures, with a total aggregate investment of approximately $194.8 million, and will account for these investments under the equity method of accounting. In addition, the Company will manage the portfolios and earn acquisition fees, leasing commissions, property management fees and construction management fees.
During 2006, an entity in which the Company has a preferred equity investment, located in Montreal, Canada, obtained a non-recourse construction loan, which is collateralized by the respective land and project improvements. Additionally, the Company has provided a guaranty to the lender and the developer partner has provided an indemnity to the Company for 25% of all debt. As of December 31, 2006, there was CAD $40.0 million (approximately USD $35.8 million) outstanding on this construction loan.
Additionally, during 2006, KROP obtained a one year $15.0 million unsecured term loan, which bears interest at LIBOR plus 0.5%. This loan is guaranteed by the Company and GECRE has guaranteed reimbursement to the Company of 80% of any guaranty payment the Company is obligated to make.
In connection with the construction of its development projects and related infrastructure, certain public agencies require performance and surety bonds be posted to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of December 31, 2006, there were approximately $92.5 million bonds outstanding.
Additionally, the RioCan Venture, an entity in which the Company holds a 50% non-controlling interest, has a CAD $7.0 million (approximately USD $6.0 million) letter of credit facility. This facility is jointly guaranteed by RioCan and the Company and had approximately CAD $3.9 million (approximately USD $3.4 million) outstanding as of December 31, 2006, relating to various development projects.
During 2005, a joint venture entity in which the Company has a non-controlling interest obtained a CAD $22.5 million (approximately USD $19.3 million) credit facility to finance the construction of a 0.1 million square foot shopping center property located in Kamloops, B.C. This facility bears interest at Royal Bank Prime Rate (“RBP”) plus 0.5% per annum and is scheduled to mature in May 2007. The Company and its partner in this entity each have a limited and several guarantee of CAD $7.5 million (approximately USD $64.3 million) on this facility. As of December 31, 2006, there was CAD $21.0 million (approximately USD $18.0 million) outstanding on this facility.
During 2005, PL Retail entered into a $39.5 million unsecured revolving credit facility, which bears interest at LIBOR plus 0.675% and was scheduled to mature in February 2007. During 2007, the loan was extended to February 2008 at a reduced rate of LIBOR plus 0.45%. This facility is guaranteed by the Company and the joint venture partner has guaranteed reimbursement to the Company of 85% of any guaranty payment the Company is obligated to make. As of December 31, 2006, there was $39.5 million outstanding under this facility.
Additionally, during 2005, the Company acquired three operating properties and one land parcel, through joint ventures, in which the Company holds 50% non-controlling interests. Subsequent to these acquisitions, the joint ventures obtained four individual one-year loans aggregating $20.4 million with interest rates ranging from LIBOR plus 0.50% to LIBOR plus 0.55%. During 2006, these term loans were extended for an additional year. These loans are jointly and severally guaranteed by the Company and the joint venture partner.
During 2006, the Company obtained construction financing on three ground-up development projects for an original loan commitment amount of up to $83.8 million of which approximately $36.0 million was outstanding at December 31, 2006. As of December 31, 2006, the Company had a total of 13 construction loans with total commitments of up to $330.9 million of which $271.0 million had been funded to the Company. These loans had maturities ranging from two months to 31 months and interest rates ranging from 6.87% to 7.32% at December 31, 2006.
Off-Balance Sheet Arrangements
     Ground-Up Development Joint Ventures
At December 31, 2006, the Company has three ground-up development projects through unconsolidated joint ventures in which the Company has 50% non-controlling interests. Two projects are financed with individual non-recourse construction loans and one term loan with total aggregate loan commitments of up to $249.4 million of which $128.6 million has been funded. These loans have variable interest rates ranging from 5.82% to 8.25% at December 31, 2006, and maturities ranging from four months to 10 months.

     Unconsolidated Real Estate Joint Ventures
The Company has investments in various unconsolidated real estate joint ventures with varying structures. These joint ventures operate either shopping center properties or are established for development projects. Such arrangements are generally with third-party institutional investors, local developers and individuals. The properties owned by the joint ventures are primarily financed with individual non-recourse mortgage loans. Non-recourse mortgage debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the constituent members of the borrower, except for certain specified exceptions listed in the particular loan documents (see Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K). These investments include the following joint ventures:

					Non-Recourse					Weighted
	Kimco				Mortgage	Recourse		Number of	Average	Average
	Ownership		Number of	Total GLA	Payable	Notes Payable		Encumbered	Interest	Term
Venture	Interest		Properties	(in thousands)	(in millions)	(in millions)		Properties	Rate	(months)
KimPru	15.00%		137	19,645	$1,545.1	$1,235.3	(c)	72	5.73%	63.8

KIR	45.00%		66	13,996	$1,080.7	$14.0		64	7.06%	49.9

KROP	20.00%		25	3,606	$318.9 (b)	$15.0	(c)	25	6.30%	41.8

PL Retail	15.00%		23	5,809	$682.2	$39.5	(c)	23	6.48%	30.7

KUBS	18.93	%(a)	31	4,994	$592.2	$—		31	5.59%	96.7

RioCan Venture	50.00%		34	8,140	$641.4	$—		34	6.32%	69.9

(a)	Ownership % is a blended rate.

(b)	KROP has entered into a series of interest rate cap agreements to mitigate the impact of changes in interest rates on its variable-rate mortgage agreements. Such mortgage debt is collateralized by the individual shopping center property and is payable in monthly installments of principal and interest.

(c)	See Contractual Obligations and Other Commitments regarding guarantees by the Company and its joint venture partners.
The Company has various other unconsolidated real estate joint ventures with varying structures. As of December 31, 2006, these unconsolidated joint ventures had individual non-recourse mortgage loans aggregating approximately $2.2 billion. The Company’s pro-rata share of these non-recourse mortgages was approximately $734.1 million. (See Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)
     Other Real Estate Investments
The Company maintains a Preferred Equity program, which provides capital to developers and owners of real estate properties. The Company accounts for its preferred equity investments under the equity method of accounting. As of December 31, 2006, the Company’s net investment under the Preferred Equity Program was approximately $400.4 million relating to 215 properties. As of December 31, 2006, these preferred equity investment properties had individual non-recourse mortgage loans aggregating approximately $1.2 billion. Due to the Company’s preferred position in these investments, the Company’s pro-rata share of each investment is subject to fluctuation and is dependent upon property cash flows. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its invested capital.
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
As of December 31, 2006, 16 of these properties were sold, whereby the proceeds from the sales were used to pay down the mortgage debt by approximately $29.1 million. As of

December 31, 2006, the remaining 14 properties were encumbered by third-party non-recourse debt of approximately $53.8 million that is scheduled to fully amortize during the primary term of the lease from a portion of the periodic net rents receivable under the net lease. As an equity participant in the leveraged lease, the Company has no recourse obligation for principal or interest payments on the debt, which is collateralized by a first mortgage lien on the properties and collateral assignment of the lease. Accordingly, this debt has been offset against the related net rental receivable under the lease.
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
New Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), regarding accounting for and disclosure of uncertain tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the provisions of FIN 48, but does not expect its adoption to have a material impact on the Company’s financial position or results of operations.
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
Additionally in September 2006, the United States Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how registrants should quantify financial statement misstatements. SAB 108 requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. For transition purposes, the registrants will be permitted to restate prior period financial statements or recognize the cumulative effect of initially applying SAB 108 through an adjustment to beginning retained earnings in the year of adoption. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The impact of adopting SAB 108 did not have a material impact on the Company’s financial position or results of operations.
In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements. EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in EITF 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging

Activities, No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), to include scope exceptions for registration payment arrangements. EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. EITF 00-19-2 shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this EITF, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company does not expect the adoption of EITF 00-19-2 to have a material impact on the Company’s financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on the Company’s financial position or results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company’s primary market risk exposure is interest rate risk. The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of December 31, 2006, with corresponding weighted-average interest rates sorted by maturity date. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency. The instruments actual cash flows are denominated in U.S. dollars and Canadian dollars, as indicated by geographic description ($USD equivalent in millions).

								Fair
	2007	2008	2009	2010	2011	2012+	Total	Value
U.S. Dollar Denominated
Secured Debt Fixed Rate	$26.5	$94.8	$49.2	$19.9	$46.7	$304.5	$541.6	$555.6
Average Interest Rate	8.06%	7.21%	7.83%	8.39%	7.42%	6.53%	6.99%

Variable Rate	$173.5	$81.5	$25.3	$16.4	$—	$0.6	$297.3	$297.3
Average Interest Rate	7.22%	7.04%	6.91%	7.35%	—	8.25%	7.15%

Unsecured Debt Fixed Rate	$250.0	$125.7	$180.0	$76.5	$363.4	$1,445.7	$2,441.3	$2,457.9
Average Interest Rate	6.83%	4.61%	6.98%	5.55%	6.36%	5.50%	5.83%

Variable Rate	$6.9	$—	$—	$—	$—	$—	$6.9	$6.9
Average Interest Rate	8.00%	—	—	—	—	—	8.00%

								Fair
	2007	2008	2009	2010	2011	2012+	Total	Value
Canadian Dollar Denominated
Unsecured Debt Fixed Rate	$—	$—	$—	$128.6	$—	$171.5	$300.1	$297.9
Average Interest Rate	—	—	—	4.45%	—	5.18%	4.87%
Based on the Company’s variable-rate debt balances, interest expense would have increased by approximately $3.0 million in 2006 if short-term interest rates were 1.0% higher.
As of December 31, 2006, the Company had Canadian investments totaling approximately CAD $801.3 million (approximately USD $687.2 million) comprised of real estate joint venture investments and marketable securities. In addition, the Company has Mexican real estate investments of approximately MXP 5.0 billion (approximately USD $463.2 million). The foreign currency exchange risk has been partially mitigated through the use of local currency denominated debt, inflation adjusted leases, and a cross currency swap (the “CC Swap”). The Company is exposed to credit risk in the event of non-performance by the counter-party to the CC Swap. The Company believes it has mitigated its credit risk by entering into the CC Swap with a major financial institution.
The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 2006, the Company had no other material exposure to market risk.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers of the Registrant
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 17, 2007.
Information with respect to the Executive Officers of the Registrant follows Part I, Item 4 of this annual report on Form 10-K.
On June 14, 2006, the Company’s Chief Executive Officer submitted to the New York Stock Exchange (the “NYSE”) the annual certification required by Section 303A.12 (a) of the NYSE Company Manual. In addition, the Company has filed with the Securities and Exchange Commission as exhibits to this Form 10-K the certifications, required pursuant to Section 302 of the Sarbanes-Oxley Act, of its Chief Executive Officer and Chief Financial Officer relating to the quality of its public disclosure.
Item 11. Executive Compensation
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 17, 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 17, 2007.
Item 13. Certain Relationships and Related Transactions
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 17, 2007.
Item 14. Principal Accountant Fees and Services
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 17, 2007.

PART IV
Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

		Form 10-K
		Report
		Page
(a)	1. Financial Statements -
	The following consolidated financial information is included as a separate section of this annual report on Form 10-K.

	Report of Independent Registered Public Accounting Firm	69

	Consolidated Financial Statements

	Consolidated Balance Sheets as of December 31, 2006 and 2005	71

	Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004	72

	Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2005 and 2004	73

	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004	74

	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	75

	Notes to Consolidated Financial Statements	76

	2. Financial Statement Schedules -

	Schedule II — Valuation and Qualifying Accounts	120
	Schedule III — Real Estate and Accumulated Depreciation	121

	All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

	3. Exhibits —

	The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.	63

INDEX TO EXHIBITS

Form 10-K
Exhibits		Page
2.1	— Form of Plan of Reorganization of Kimco Realty Corporation
[Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-11 No. 33-42588].

2.2
— Agreement and Plan of Merger by and between Kimco Realty Corporation, KRC CT Acquisition Limited Partnership, KRC PC Acquisition Limited Partnership, Pan Pacific Retail Properties, Inc., CT Operating Partnership L.P., and Western/PineCreek, Ltd. dated July 9, 2006. [Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-Q filed July 28, 2006].

2.3
— Amendment No. 1 to Agreement and Plan of Merger, dated as of October 30, 2006, by and between Kimco Realty Corporation, KRC CT Acquisition Limited Partnership, KRC PC Acquisition Limited Partnership, Pan Pacific Retail Properties, Inc., CT Operating Partnership L.P., and Western/PineCreek, Ltd. [Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 3, 2006].

3.1
— Articles of Amendment and Restatement of the Company, dated August 4, 1994 [Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994].

3.2	— By-laws of the Company dated February 6, 2002, as amended [Incorporated by reference to Exhibit 3.2 to the 2001 Form 10-K].

3.3	— By-laws of the Company dated February 1, 2005, as amended [Incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated February 1, 2005].

3.4
— Articles Supplementary relating to the 8 1/2% Class B Cumulative Redeemable Preferred Stock, par value $1.00 per share, of the Company, dated July 25, 1995. [Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (file #1-10899) (the “1995 Form 10-K”)].

3.5
— Articles Supplementary relating to the 8 3/8% Class C Cumulative Redeemable Preferred Stock, par value $1.00 per share, of the Company, dated April 9, 1996 [Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996].

3.6
— Articles Supplementary relating to the 6.65% Class F Cumulative Redeemable Preferred Stock, par value $1.00 per share, of the Company, dated May 7, 2003 [Incorporated by reference to the Company’s filing on Form 8-A dated June 3, 2003].

4.1
— Agreement of the Company pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K [Incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 No. 33-42588].

4.2
— Certificate of Designations [Incorporated by reference to Exhibit 4(d) to Amendment No. 1 to the Registration Statement on Form S-3 dated September 10, 1993 (the “Registration Statement”, Commission File No. 33-67552)].

INDEX TO EXHIBITS (continued)

Form 10-K
Exhibits		Page
4.3
— Indenture dated September 1, 1993, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company) [Incorporated by reference to Exhibit 4(a) to the Registration Statement].

4.4	— First Supplemental Indenture, dated as of August 4, 1994. [Incorporated by reference to Exhibit 4.6 to the 1995 Form 10-K.]

4.5	— Second Supplemental Indenture, dated as of April 7, 1995 [Incorporated by reference to Exhibit 4(a) to the Company’s Current Report on Form 8-K dated April 7, 1995 (the “April 1995 8-K”)].

4.6	— Form of Medium-Term Note (Fixed Rate) [Incorporated by reference to Exhibit 4.6 to the 2001 Form 10-K].

4.7	— Form of Medium-Term Note (Floating Rate) [Incorporated by reference to Exhibit 4.7 to the 2001 Form 10-K].

4.8
— Indenture dated April 1, 2005, between Kimco North Trust III, Kimco Realty Corporation, as Guarantor and BNY Trust Company of Canada, as Trustee [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 21, 2005].

4.9	— Third Supplemental Indenture dated as of June 2, 2006. [Incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K dated June 5, 2006].

4.10
— Fifth Supplemental Indenture, dated as of October 31, 2006, among Kimco Realty Corporation, Pan Pacific Retail Properties, Inc. and Bank of New York Trust Company, N.A., as trustee [Incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K dated November 3, 2006].

4.11
— First Supplemental Indenture, dated as of October 31, 2006, among Kimco Realty Corporation, Pan Pacific Retail Properties, Inc. and Bank of New York Trust Company, N.A., as trustee [Incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K dated November 3, 2006].

*4.12	— First Supplemental Indenture, dated as of June 2, 2006, among Kimco North Trust III, Kimco Realty Corporation, as Guarantor and BNY Trust Company of Canada, as Trustee.	129

*4.13	— Second Supplemental Indenture, dated as of August 16, 2006, among Kimco North Trust III, Kimco Realty Corporation, as Guarantor and BNY Trust Company of Canada, as Trustee.	135

10.1	— Management Agreement between the Company and KC Holdings, Inc. [Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11 No. 33-47915].

10.2	— Amended and Restated Stock Option Plan [Incorporated by reference to Exhibit 10.3 to the 1995 Form 10-K].

10.3	— Employment Agreement between Kimco Realty Corporation and Michael J. Flynn, dated November 1, 1998 [Incorporated by reference to Exhibit 10.4 to the 1998 Form 10-K].

10.4
— Restricted Equity Agreement, Non-Qualified and Incentive Stock Option Agreement, and Price Condition Non- Qualified and Incentive Stock Option Agreement between Kimco Realty Corporation and Michael J. Flynn, each dated November 1, 1995 [Incorporated by reference to Exhibit 10.5 to the 1995 Form 10-K].

10.5	— Employment Agreement between Kimco Realty Corporation and Michael J. Flynn, dated July 21, 2004 [Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-Q filed on November 5, 2004].

INDEX TO EXHIBITS (continued)

Form 10-K
Exhibits		Page
10.6	— Employment Agreement between Kimco Realty Corporation and Michael V. Pappagallo, dated January 1, 2002 [Incorporated by reference to Exhibit 10.6 to the 2001 Form 10-K].

10.7
— Employment Agreement between Kimco Realty Corporation and Jerald Friedman, dated January 13, 1998 [Incorporated by reference to Exhibit 10.10 to the Company’s and the Price REIT, Inc.’s Joint Proxy Statement/Prospectus on Form S-4 No. 333-52667].

10.8
— First Amendment to Amended and Restated Executive Employment Agreement between Kimco Realty Corporation and Jerald Friedman, dated January 1, 2002 [Incorporated by reference to Exhibit 10.8 to the 2001 Form 10-K].

10.9	— The 1998 Equity Participation Plan [Incorporated by reference to the Company’s and The Price REIT, Inc.’s Joint Proxy/Prospectus on Form S-4 No. 333-52667].

10.10
— Employment Agreement between Kimco Realty Corporation and David B. Henry – the Company commenced a five-year employment agreement with Mr. Henry pursuant to which Mr. Henry will serve as Chief Investment Officer and has been nominated as Vice Chairman of the Board of Directors [Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed on May 10, 2001].

10.11	— Employment Agreement between Kimco Realty Corporation and David B. Henry, dated July 26, 2004 [Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-Q filed on November 5, 2004].

10.12
— $500,000,000 Credit Agreement dated as of June 3, 2003, among Kimco Realty Corporation, the Several Lenders from Time to Time Parties Hereto, JPMorgan Chase Bank as Issuing Lender, Bank One, NA, Wachovia Bank, National Association as Syndication Agents, UBS AG, Cayman Island Branch, The Bank of Nova Scotia, New York Agency as Documentation Agents, The Bank of New York, Eurohypo AG, New York Branch, Keybank National Association, Merrill Lynch Bank, USA, Suntrust as Co-Agents and JPMorgan Chase as Administrative Agent [Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed on August 11, 2003].

10.13
— $400,000,000 Credit Agreement dated as of October 1, 2003, among Kimco Realty Corporation, the Several Lenders from Time to Time Parties Hereto, Wachovia Bank, National Association and the Bank of Nova Scotia, as Syndication Agents, Keybank National Association as Documentation Agent, Bank One, NA as Administrative Agent, Banc One Capital Markets, Inc. and Scotia Capital as Co-Bookrunners and Co-Lead Arrangers [Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed on November 10, 2003].

INDEX TO EXHIBITS (continued)

		Form 10-K
Exhibits		Page
10.14
— CAD $150,000,000 Credit Agreement dated September 21, 2004, among Kimco North Trust I, North Trust II, North Trust III, North Trust V, North Trust VI, Kimco North Loan Trust IV, Kimco Realty Corporation, the Several Lenders from Time to Time Parties Hereto, Royal Bank of Canada, as Issuing Lender and Administrative Agent, The Bank of Nova Scotia and Bank of America, N.A., as Syndication Agents, Canadian Imperial Bank of Commerce as Documentation Agent and RBC Capital Markets, as Bookrunner and Lead Arranger [Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K dated September 21, 2004].

10.17	— Amendment and Restated 1998 Equity Participation Plan [Incorporated by reference to Exhibit 10.17 to the Company’s 2004 Form 10-K].

10.18
— CAD $250,000,000 Amended and Restated Credit Facility dated March 31, 2005, with Royal Bank of Canada, as Issuing Lender and Administrative Agent and various lenders [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 31, 2005].

10.19
— $850,000,000 Amended and Restated Unsecured Revolving Credit Facility dated July 26, 2005, with JPMorgan Chase Bank NA, as Issuing Lender and Administrative Agent and various lenders [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 26, 2005].

10.20	— Employment Agreement between Kimco Realty Corporation and Jerald Friedman, dated September 21, 2005 [Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-Q filed on November 4, 2005.

10.21	— CAD $250,000,000 Amended and Restated Credit Facility dated January 25, 2006, with Royal Bank of Canada, as Issuing Lender and Administrative Agent and various lenders.

10.22
— Credit Agreement, dated as of October 30, 2006, among PK Sale LLC, as borrower, PRK Holdings I LLC, PRK Holdings II LLC and PK Holdings III LLC, as guarantors, Kimco Realty Corporation, as guarantor, the lenders party hereto from time to time, JP Morgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., as Co-Syndication Agents Scotia Banc, Inc. and Wells Fargo Bank, National Association as Co-Documentation Agents, The Royal Bank of Scotland, PLC, Sumitomo Mitsui Banking Corporation, and West LB AG, New York Branch as Co-Managing Agents, and The Bank of New York, Mizuho Corporate Bank (USA), Royal Bank of Canada, and U.S. Bank, National Association, as Co-Agents [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 3, 2006].

*12.1	— Computation of Ratio of Earnings to Fixed Charges	144

*12.2	— Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	145

*21.1	— Subsidiaries of the Company	146

*23.1	— Consent of PricewaterhouseCoopers LLP	157

*31.1	— Certification of the Company’s Chief Executive Officer, Milton Cooper, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	158

*31.2	— Certification of the Company’s Chief Financial Officer, Michael V. Pappagallo, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	159

*32.1	— Certification of the Company’s Chief Executive Officer, Milton Cooper, and the Company’s Chief Financial Officer, Michael V. Pappagallo, pursuant to section 906 of the Sarbanes-Oxley Act of 2002	160

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMCO REALTY CORPORATION (Registrant)
By:	/s/ Milton Cooper
Milton Cooper
Chief Executive Officer

Dated: February 27, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Martin S. Kimmel Martin S. Kimmel	Chairman (Emeritus) of the Board of Directors	February 27, 2007

/s/ Milton Cooper Milton Cooper	Chairman of the Board of Directors and Chief Executive Officer	February 27, 2007

/s/ Michael J. Flynn Michael J. Flynn	Vice Chairman of the Board of Directors, President and Chief Operating Officer	February 27, 2007

/s/ David B. Henry David B. Henry	Vice Chairman of the Board of Directors and Chief Investment Officer	February 27, 2007

/s/ Richard G. Dooley Richard G. Dooley	Director	February 27, 2007

/s/ Joe Grills Joe Grills	Director	February 27, 2007

/s/ F. Patrick Hughes F. Patrick Hughes	Director	February 27, 2007

/s/ Frank Lourenso Frank Lourenso	Director	February 27, 2007

/s/ Richard Saltzman Richard Saltzman	Director	February 27, 2007

/s/ Michael V. Pappagallo Michael V. Pappagallo	Executive Vice President - Chief Financial Officer	February 27, 2007

/s/ Glenn G. Cohen Glenn G. Cohen	Vice President - Treasurer	February 27, 2007

/s/ Paul Westbrook Paul Westbrook	Director of Accounting	February 27, 2007

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15 (a) (1) and (2)
INDEX TO FINANCIAL STATEMENTS
AND
FINANCIAL STATEMENT SCHEDULES

FORM 10-K
Page
KIMCO REALTY CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm	69

Consolidated Financial Statements and Financial Statement Schedules:

Consolidated Balance Sheets as of December 31, 2006 and 2005	71

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004	72

Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2005 and 2004	73

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004	74

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	75

Notes to Consolidated Financial Statements	76

Financial Statement Schedules:

II. Valuation and Qualifying Accounts	120
III. Real Estate and Accumulated Depreciation	121

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of Kimco Realty Corporation:
We have completed integrated audits of Kimco Realty Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedules
In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kimco Realty Corporation and its Subsidiaries (collectively, the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
February 27, 2007

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	December 31,	December 31,
	2006	2005
Assets:
Real Estate
Rental property
Land	$978,819	$686,123
Building and improvements	3,984,518	3,263,162

	4,963,337	3,949,285
Less, accumulated depreciation and amortization	806,670	740,127

	4,156,667	3,209,158
Real estate under development	1,037,982	611,121

Real estate, net	5,194,649	3,820,279
Investment and advances in real estate joint ventures	1,067,918	735,648
Other real estate investments	451,731	283,035
Mortgages and other financing receivables	162,669	132,675
Cash and cash equivalents	345,065	76,273
Marketable securities	202,659	206,452
Accounts and notes receivable	83,418	64,329
Deferred charges and prepaid expenses	95,163	84,022
Other assets	266,008	131,923

	$7,869,280	$5,534,636

Liabilities & Stockholders’ Equity:
Notes payable	$2,748,345	$2,147,405
Mortgages payable	567,917	315,336
Construction loans payable	270,981	228,455
Accounts payable and accrued expenses	256,890	119,605
Dividends payable	93,222	78,168
Other liabilities	139,724	135,609

	4,077,079	3,024,578

Minority interests	425,242	122,844

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $1.00 par value, authorized 3,600,000 shares
Class F Preferred Stock, $1.00 par value, authorized 700,000 shares
Issued and outstanding 700,000 shares	700	700
Aggregate liquidation preference $175,000
Common stock, $.01 par value, authorized 300,000,000 shares
Issued 251,416,749 shares; outstanding 250,870,169 at December 31, 2006;
Issued and outstanding 228,059,056 shares at December 31, 2005	2,509	2,281
Paid-in capital	3,178,016	2,255,332
Retained earnings	140,509	59,855

	3,321,734	2,318,168

Accumulated other comprehensive income	45,225	69,046

	3,366,959	2,387,214

	$7,869,280	$5,534,636

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share information)

	Year Ended December 31,
	2006	2005	2004
Revenues from rental property	$593,880	$505,557	$490,901

Rental property expenses:
Rent	11,786	10,267	10,794
Real estate taxes	75,515	64,731	63,250
Operating and maintenance	74,178	58,715	52,162

	161,479	133,713	126,206

	432,401	371,844	364,695

Mortgage and other financing income	18,816	27,586	15,032
Management and other fee income	40,684	30,474	25,445
Depreciation and amortization	(141,070)	(101,432)	(95,398)
General and administrative expenses	(77,683)	(56,799)	(43,524)
Interest, dividends and other investment income	54,417	28,350	18,701
Other income, net	9,522	5,400	10,031
Interest expense	(172,888)	(126,901)	(106,239)

	164,199	178,522	188,743

Provision for income taxes	(4,387)	(165)	(3,919)

Income from other real estate investments	77,062	56,751	30,127
Equity in income of real estate joint ventures, net	106,930	77,454	56,385
Minority interests in income, net	(26,254)	(12,260)	(9,660)
Gain on sale of development properties net of tax of $12,155, $10,824 and $4,401, respectively	25,121	22,812	12,434

Income from continuing operations	342,671	323,114	274,110

Discontinued operations:
Income from discontinued operating properties	14,004	14,337	12,749
Minority interest from discontinued operating properties	(1,497)	(476)	(481)
Loss on operating properties held for sale/sold	(1,421)	(5,098)	(5,064)
Gain on disposition of operating properties, net of tax	72,042	28,918	15,823

Income from discontinued operations	83,128	37,681	23,027

Gain on transfer of operating properties	1,394	2,301	—
Loss on transfer of operating property	—	(150)	—
Gain on sale of operating properties, net of tax	1,066	682	—

	2,460	2,833	—

Net income	428,259	363,628	297,137

Preferred stock dividends	(11,638)	(11,638)	(11,638)

Net income available to common shareholders	$416,621	$351,990	$285,499

Per common share:
Income from continuing operations:
-Basic	$1.39	$1.39	$1.18

-Diluted	$1.36	$1.36	$1.16

Net income :
-Basic	$1.74	$1.55	$1.28

-Diluted	$1.70	$1.52	$1.26

Weighted average common shares outstanding:
-Basic	239,552	226,641	222,859

-Diluted	244,615	230,868	227,143

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Net income	$428,259	$363,628	$297,137

Other comprehensive income:
Change in unrealized gain/(loss) on marketable securities	(26,467)	26,689	28,594
Change in unrealized (loss) on warrants	—	—	(8,252)
Change in unrealized gain/(loss) on foreign currency hedge agreements	143	2,536	(15,102)
Change in foreign currency translation adjustment	2,503	2,040	15,675

Other comprehensive income	(23,821)	31,265	20,915

Comprehensive income	$404,438	$394,893	$318,052

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share information)

						Retained
						Earnings /
						(Cumulative
						Distributions	Accumulated	Total
	Preferred Stock		Common Stock		Paid-in	in Excess	Other Comprehensive	Stockholders’
	Issued	Amount	Issued	Amount	Capital	of Net Income)	Income	Equity
Balance, January 1, 2004	700	$700	221,248	$2,212	$2,146,180	$(30,112)	$16,866	$2,135,846

Net income						297,137		297,137
Dividends ($1.16 per common share; $1.6625 Class F Depositary Share, respectively)						(270,774)		(270,774)
Issuance of common stock			226	2	5,419			5,421
Exercise of common stock options			3,380	34	46,023			46,057
Amortization of stock option expense					1,798			1,798
Other comprehensive income							20,915	20,915

Balance, December 31, 2004	700	700	224,854	2,248	2,199,420	(3,749)	37,781	2,236,400

Net income						363,628		363,628
Dividends ($1.27 per common share; $1.6625 Class F Depositary Share, respectively)						(300,024)		(300,024)
Issuance of common stock			242	3	6,837			6,840
Exercise of common stock options			2,963	30	44,467			44,497
Amortization of stock option expense					4,608			4,608
Other comprehensive income							31,265	31,265

Balance, December 31, 2005	700	700	228,059	2,281	2,255,332	59,855	69,046	2,387,214

Net income						428,259		428,259
Dividends ($1.38 per common share; $1.6625 Class F Depositary Share, respectively)						(347,605)		(347,605)
Issuance of common stock			20,614	206	870,465			870,671
Exercise of common stock options			2,197	22	42,007			42,029
Amortization of stock option expense					10,212			10,212
Other comprehensive income							(23,821)	(23,821)

Balance, December 31, 2006	700	$700	250,870	$2,509	$3,178,016	$140,509	$45,225	$3,366,959

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flow from operating activities:
Net income	$428,259	$363,628	$297,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,767	108,042	102,872
Loss on operating properties held for sale/sold/transferred	1,421	5,248	8,029
Gain on sale of development properties	(37,276)	(33,636)	(16,835)
Gain on sale/transfer of operating properties	(77,300)	(31,901)	(15,823)
Minority interests in income of partnerships, net	27,751	12,446	9,660
Equity in income of real estate joint ventures, net	(106,930)	(77,454)	(56,385)
Income from other real estate investments	(54,494)	(40,562)	(23,571)
Distributions from joint ventures	152,099	116,765	94,994
Cash retained from excess tax benefits	(2,926)	—	—
Change in accounts and notes receivable	(17,778)	(12,156)	(1,742)
Change in accounts payable and accrued expenses	38,619	10,606	2,850
Change in other operating assets and liabilities	(40,643)	(10,229)	(36,010)

Net cash flow provided by operating activities	455,569	410,797	365,176

Cash flow from investing activities:
Acquisition of and improvements to operating real estate	(547,001)	(431,514)	(351,369)
Acquisition of and improvements to real estate under development	(619,083)	(452,722)	(204,631)
Investment in marketable securities	(86,463)	(93,299)	(70,864)
Proceeds from sale of marketable securities	83,832	46,692	22,278
Proceeds from transferred operating/development properties	1,186,851	128,537	342,496
Investments and advances to real estate joint ventures	(472,666)	(267,287)	(203,569)
Reimbursements of advances to real estate joint ventures	183,368	130,590	80,689
Other real estate investments	(254,245)	(123,005)	(113,663)
Reimbursements of advances to other real estate investments	74,677	26,969	34,045
Investment in mortgage loans receivable	(154,894)	(82,305)	(136,637)
Collection of mortgage loans receivable	125,003	90,709	103,819
Other investments	(123,609)	(3,152)	(1,551)
Reimbursements of other investments	16,113	—	—
Settlement of net investment hedges	(953)	(34,580)	—
Proceeds from sale of operating properties	110,404	89,072	43,077
Proceeds from sale of development properties	232,445	259,280	156,283

Net cash flow used for investing activities	(246,221)	(716,015)	(299,597)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(61,758)	(66,794)	(54,322)
Principal payments on rental property debt	(11,062)	(8,296)	(7,848)
Principal payments on construction loan financings	(79,399)	(98,002)	(66,950)
Proceeds from mortgage/construction loan financings	174,087	265,418	348,386
Borrowings under revolving credit facilities	317,661	210,188	336,675
Repayment of borrowings under revolving credit facilities	(653,219)	(156,486)	(100,000)
Proceeds from issuance of unsecured notes	478,947	672,429	200,000
Repayment of unsecured notes/term loan	(185,000)	(200,250)	(514,000)
Financing origination costs	(11,442)	(9,538)	—
Redemption of minority interests in real estate partnerships	(31,554)	(21,024)	(3,781)
Dividends paid	(332,552)	(293,345)	(265,254)
Cash retained from excess tax benefits	2,926	—	—
Proceeds from issuance of stock	451,809	48,971	51,447

Net cash flow provided by (used for) financing activities	59,444	343,271	(75,647)

Change in cash and cash equivalents	268,792	38,053	(10,068)

Cash and cash equivalents, beginning of year	76,273	38,220	48,288

Cash and cash equivalents, end of year	$345,065	$76,273	$38,220

Interest paid during the year (net of capitalized interest of $22,741, $12,587, and $8,732, respectively)	$153,664	$121,087	$108,117

Income taxes paid during the year	$9,350	$13,763	$10,694

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
Additionally, in connection with the Tax Relief Extension Act of 1999 (the “RMA”), which became effective January 1, 2001, the Company is permitted to participate in activities which it was precluded from previously in order to maintain its qualification as a Real Estate Investment Trust (“REIT”), so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code, as amended (the “Code”), subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries, is engaged in various retail real estate related opportunities including (i) merchant building, through its Kimco Developers, Inc. (“KDI”) subsidiary, which is primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) retail real estate advisory and disposition services which primarily focuses on leasing and disposition strategies of retail real estate controlled by both healthy and distressed and/or bankrupt retailers and (iii) acting as an agent or principal in connection with tax deferred exchange transactions.
The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base. At December 31, 2006, the Company’s single largest neighborhood and community shopping center accounted for only 1.6% of the Company’s annualized base rental revenues and only 0.8% of the Company’s total shopping center gross leasable area (“GLA”). At December 31, 2006, the Company’s five largest tenants were The Home Depot, TJX Companies, Sears Holdings, Kohl’s and Wal-Mart, which represented approximately 3.5%, 2.9%, 2.5%, 2.2% and 2.1%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.
The principal business of the Company and its consolidated subsidiaries is the ownership, development, management and operation of retail shopping centers, including complementary services that capitalize on the Company’s established retail real estate expertise. The Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition, the collectability of trade accounts receivable and the realizability of deferred tax assets. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.
Minority Interests
Minority interests represent the portion of equity that the Company does not own in those entities it consolidates as a result of having a controlling interest or determined that the Company was the primary beneficiary of a variable interest entity in accordance with the provisions and guidance of FIN 46(R).
Minority interests also include partnership units issued from consolidated subsidiaries of the Company in connection with certain property acquisitions. These units have a stated redemption value or a redemption amount based upon the Adjusted Current Trading Price, as defined, of the Company’s common stock (“Common Stock”) and provide the unit holders various rates of return during the holding period. The unit holders generally have the right to redeem their units for cash at any time after one year from issuance. The Company typically has the option to settle redemption amounts in cash or Common Stock for the issuance of convertible units. The Company evaluates the terms of the partnership units issued in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, and EITF D-98, Classification and Measurement of Redeemable Securities, to determine if the units are mandatorily redeemable, and as such accounts for them accordingly.
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
Upon acquisition of real estate operating properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building and improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships), assumed debt and redeemable units issued in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), at the date of acquisition, based on evaluation of information and estimates available at that date. Based on these estimates, the Company allocates the initial purchase price to the applicable assets and liabilities. As final information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. The allocations are finalized within twelve months of the acquisition date.
The Company utilizes methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant”. The fair value reflects the depreciated replacement cost of the permanent assets, with no trade fixtures included.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
In allocating the purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases is estimated based on the present value of the difference between the contractual amounts to be paid pursuant to the leases and management’s estimate of the market lease rates and other lease provisions (i.e., expense recapture, base rental changes, etc.) measured over a period equal to the estimated remaining term of the lease. The capitalized above-market or below-market intangible is amortized to rental income over the estimated remaining term of the respective leases. Mortgage debt premiums are amortized into interest expense over the remaining term of the related debt instrument. Unit discounts and premiums are amortized into Minority interest in income, net over the period from the date of issuance to the earliest redemption date of the units.
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
Real Estate Under Development
Real estate under development represents both the ground-up development of neighborhood and community shopping center projects which are subsequently sold upon completion and projects which the Company may hold as long-term investments. These properties are carried at cost. The cost of land and buildings under development includes specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs of personnel directly involved and other costs incurred during the period of development. The Company ceases cost capitalization when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity. If, in management’s opinion, the net sales price of assets held for resale or the current and projected undiscounted cash flows of these assets to be held as long-term investments is less than the net carrying value, the carrying value would be adjusted to an amount to reflect the estimated fair value of the property.
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

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
The Company’s joint ventures and other real estate investments primarily consist of co-investments with institutional and other joint venture partners in neighborhood and community shopping center properties, consistent with its core business. These joint ventures typically obtain non-recourse third-party financing on their property investments, thus contractually limiting the Company’s exposure to losses to the amount of its equity investment; and due to the lender’s exposure to losses, a lender typically will require a minimum level of equity in order to mitigate its risk. The Company’s exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments.
On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.
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
Mortgages and Other Financing Receivables
Mortgages and other financing receivables consist of loans acquired and loans originated by the Company. Loan receivables are recorded at stated principal amounts net of any discount or premium or deferred loan origination costs or fees. The related discounts or premiums on mortgages and other loans purchased are amortized or accreted over the life of the related loan receivable. The Company defers certain loan origination and commitment fees, net of certain origination costs, and amortizes them as an adjustment of the loan’s yield over the term of the related loan. The Company evaluates the collectibility of both interest and principal on each loan to determine whether it is impaired. A loan is considered to be impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the value of the underlying collateral if the loan is collateralized. Interest income on performing loans is accrued as earned. Interest income on impaired loans is recognized on a cash basis.
Cash and Cash Equivalents
Cash and cash equivalents (demand deposits in banks, commercial paper and certificates of deposit with original maturities of three months or less) includes tenants’ security deposits, escrowed funds and other restricted deposits approximating $0.6 million and $6.7 million at December 31, 2006 and 2005, respectively.
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

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
All debt securities are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity.
Deferred Leasing and Financing Costs
Costs incurred in obtaining tenant leases and long-term financing, included in deferred charges and prepaid expenses in the accompanying Consolidated Balance Sheets, are amortized over the terms of the related leases or debt agreements, as applicable. Such capitalized costs include salaries and related costs of personnel directly involved in successful leasing efforts.
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
Management and other fee income consist of property management fees, leasing fees, property acquisition and disposition fees, development fees and asset management fees. These fees arise from contractual agreements with third parties or with entities in which the Company has a partial non-controlling interest. Management and other fee income, including acquisition and disposition fees, are recognized as earned under the respective agreements. Management and other fee income related to partially owned entities is recognized to the extent attributable to the unaffiliated interest.
Gains and losses from the sale of depreciated operating property and ground-up development projects are generally recognized using the full accrual method in accordance with SFAS No. 66, Accounting for Sales of Real Estate (“SFAS No. 66”), provided that various criteria relating to the terms of sale and subsequent involvement by the Company with the properties are met.
Gains and losses on transfers of operating properties result from the sale of a partial interest in properties to unconsolidated joint ventures and are recognized using the partial sale provisions of SFAS No. 66.
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
In connection with the RMA, which became effective January 1, 2001, the Company is permitted to participate in certain activities which it was previously precluded from in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code. As such, the Company is subject to federal and state income taxes on the income from these activities.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
Foreign Currency Translation and Transactions
Assets and liabilities of the Company’s foreign operations are translated using year-end exchange rates, and revenues and expenses are translated using exchange rates as determined throughout the year. Gains or losses resulting from translation are included in OCI, as a separate component of the Company’s stockholders’ equity. Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. The effect of the transaction’s gain or loss is included in the caption Other income, net in the Consolidated Statements of Income.
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
The Company utilizes derivative financial instruments to reduce exposure to fluctuations in interest rates, foreign currency exchange rates and market fluctuations on equity securities. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company has not entered, and does not plan to enter, into financial instruments for trading or speculative purposes. Additionally, the Company has a policy of only entering into derivative contracts with major financial institutions. The principal financial instruments used by the Company are interest rate swaps, foreign currency exchange forward contracts, cross-currency swaps and warrant contracts. These derivative instruments were designated and qualified as cash flow, fair value or foreign currency hedges (see Note 16).
Earnings Per Share
On July 21, 2005, the Company’s Board of Directors declared a two-for-one split (the “Stock Split”) of the Company’s common stock which was effected in the form of a stock dividend paid on August 23, 2005, to stockholders of record on August 8, 2005. All share and per share data included in the accompanying Consolidated Financial Statements and Notes thereto have been adjusted to reflect this Stock Split.
The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

	2006	2005	2004
Computation of Basic Earnings Per Share:

Income from continuing operations	$342,671	$323,114	$274,110

Gain on transfer/sale of operating properties, net	2,460	2,833	—

Preferred stock dividends	(11,638)	(11,638)	(11,638)

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Income from continuing operations applicable to common shares	333,493	314,309	262,472

Income from discontinued operations	83,128	37,681	23,027

Net income applicable to common shares	$416,621	$351,990	$285,499

Weighted average common shares outstanding	239,552	226,641	222,859

Basic Earnings Per Share:
Income from continuing operations	$1.39	$1.39	$1.18
Income from discontinued operations	0.35	0.16	0.10

Net income	$1.74	$1.55	$1.28

Computation of Diluted Earnings Per Share:

Income from continuing operations applicable to common shares (a)	$333,493	$314,309	$262,472

Income from discontinued operations	83,128	37,681	23,027

Net income for diluted earnings per share	$416,621	$351,990	$285,499

Weighted average common shares outstanding – Basic	239,552	226,641	222,859

Effect of dilutive securities (a):
Stock options/deferred stock awards	5,063	4,227	4,284

Shares for diluted earnings per share	244,615	230,868	227,143

Diluted Earnings Per Share:
Income from continuing operations	$1.36	$1.36	$1.16
Income from discontinued operations	0.34	0.16	0.10

Net income	$1.70	$1.52	$1.26

(a)	The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations.
In addition, there were approximately 71,250, 2,195,400 and 1,648,750 stock options that were anti-dilutive as of December 31, 2006, 2005 and 2004, respectively.
Stock Compensation
The Company maintains an equity participation plan (the “Plan”) pursuant to which a maximum of 42,000,000 shares of Common Stock may be issued for qualified and non-qualified options and restricted stock grants. Options granted under the Plan generally vest ratably over a three or five year term, expire ten years from the date of grant and are exercisable at the market price on the date of grant, unless otherwise determined by the Board of Directors at its sole discretion. Restricted stock grants generally vest 100% on the fifth anniversary of the grant. In addition, the Plan provides for the granting of certain options to each of the Company’s non-employee directors (the “Independent Directors”) and permits such Independent Directors to elect to receive deferred stock awards in lieu of directors’ fees.
Prior to January 1, 2003, the Company accounted for the Plan under the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25). Effective January 1, 2003, the Company adopted the prospective method provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment of

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
FASB Statement No. 123 (“SFAS No. 148”), which applies the recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) to all employee awards granted, modified or settled after January 1, 2003.
During December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of Statement 123. SFAS No. 123(R) supersedes Opinion 25. Generally, the approach in SFAS No. 123(R) is similar to the approach described in Statement 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro-forma disclosure is no longer an alternative under SFAS No. 123(R). SFAS No. 123(R) was effective for fiscal years beginning after December 31, 2005. The Company began expensing stock based employee compensation with its adoption of the prospective method provisions of SFAS No. 148, effective January 1, 2003, as a result, the adoption of SFAS No. 123(R) did not have a material impact on the Company’s financial position or results of operations.
The non-cash expense related to stock-based employee compensation included in the determination of net income is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. There was no difference in amounts for the year ended December 31, 2006. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding stock awards in each period (amounts presented in thousands, except per share data):

	2005	2004
Net income, as reported	$363,628	$297,137
Add: Stock based employee compensation expense included in reported net income	4,608	1,650
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(5,206)	(3,316)

Pro Forma Net Income – Basic	$363,030	$295,471

Earnings Per Share
Basic – as reported	$1.55	$1.28

Basic – pro forma	$1.55	$1.27

Net income for diluted earnings per share	$351,990	$285,499

Add: Stock based employee compensation expense included in reported net income	4,608	1,650
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(5,206)	(3,316)

Pro Forma Net Income – Diluted	$351,392	$283,833

Earnings Per Share
Diluted – as reported	$1.52	$1.26

Diluted – pro forma	$1.52	$1.25

The pro forma adjustments to net income and net income per diluted common share assume fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing formula. The more significant assumptions underlying the determination of such fair values for options granted during the year ended December 2005 and 2004 were as follows:

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	2005	2004
Weighted average fair value of options granted	$3.21	$2.14
Weighted average risk-free interest rates	4.03%	3.30%
Weighted average expected option lives	4.80	3.72
Weighted average expected volatility	18.01%	16.69%
Weighted average expected dividend yield	5.30%	5.59%
New Accounting Pronouncements
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
Additionally in September 2006, the United States Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how registrants should quantify financial statement misstatements. SAB 108 requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. For transition purposes, the registrants will be permitted to restate prior period financial statements or recognize the cumulative effect of initially applying SAB 108 through an adjustment to beginning retained earnings in the year of adoption. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The impact of adopting SAB 108 did not have a material impact on the Company’s financial position or results of operations.
In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements. EITF 00-19-2 addresses and issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in EITF 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), to include scope exceptions for registration payment arrangements. EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. EITF 00-19-2 shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this EITF, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company does

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
not expect the adoption of EITF 00-19-2 to have a material impact on the Company’s financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on the Company’s financial position or results of operations.
2. Real Estate:
The Company’s components of Rental property consist of the following (in thousands):

	December 31,
	2006	2005
Land	$978,819	$686,123
Buildings and improvements
Buildings	2,980,369	2,696,194
Building improvements	301,584	180,005
Tenant improvements	528,479	334,765
Fixtures and leasehold improvements	22,216	17,088
Other rental property (1)	151,870	35,110

	4,963,337	3,949,285
Accumulated depreciation and amortization	(806,670)	(740,127)

Total	$4,156,667	$3,209,158

(1)	At December 31, 2006 and 2005, Other rental property consisted of intangible assets including $88,328 and $23,539, respectively, of in-place leases, $15,705 and $7,366, respectively, of tenant relationships, and $47,837 and $4,205, respectively, of above-market leases.

In addition, at December 31, 2006 and 2005, the Company had intangible liabilities relating to below-market leases from property acquisitions of approximately $120.6 million and $50.1 million, respectively. These amounts are included in the caption Other liabilities in the Company’s Consolidated Balance Sheets.
3. Property Acquisitions, Developments and Other Investments:
Operating Properties
Acquisition of Existing Shopping Centers -
During the years 2006, 2005 and 2004, the Company acquired operating properties, in separate transactions, at aggregate costs of approximately $1.1 billion, $278.0 million and $440.5 million, respectively.
Included in the 2006 acquisitions is the acquisition of interests in seven shopping center properties, located in Caguas, Carolina, Mayaguez, Trujillo Alto, Ponce, Manati, and Bayamon, Puerto Rico, valued at an aggregate $451.9 million. The properties were acquired through the issuance of units from a consolidated subsidiary and consist of approximately $158.6 million of floating and fixed-rate redeemable units, approximately $45.8 million of redeemable units, which are redeemable at the option of the holder, the assumption of approximately $131.2 million of non-recourse mortgage debt encumbering six of the properties and approximately $116.3 million in cash. The Company has the option to settle the redemption of the $45.8 million redeemable units with Common Stock or cash.
The aggregate purchase price of these Puerto Rico properties has been allocated to the tangible and intangible assets and liabilities of the properties in accordance with SFAS No. 141. The total purchase price includes intangible liabilities of approximately $0.6 million for the value attributed to assumed mortgage debt premiums, net, below market rents of approximately $37.4 million and fair value unit adjustments of approximately $28.6 million, including unit premiums of approximately $13.5 million.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Ground-Up Development -
The Company is engaged in ground-up development projects which consists of (i) merchant building through the Company’s wholly-owned taxable REIT subsidiary, KDI, which develops neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) U.S. ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Mexico and Canada for long-term investment . The ground-up development projects generally have substantial pre-leasing prior to the commencement of construction. As of December 31, 2006, the Company had in progress a total of 45 ground-up development projects including 23 merchant building projects, six domestic ground-up development projects, and 16 ground-up development projects located throughout Mexico. These projects are currently proceeding on schedule and substantially in line with the Company’s budgeted costs of approximately $1.8 billion.
During the years 2006, 2005 and 2004, KDI expended approximately $287.0 million, $363.1 million and $205.2 million, respectively, in connection with the purchase of land and construction costs related to its ground-up development projects.
These merchant building acquisition and development costs have been funded principally through proceeds from sales of completed projects and construction financings.
During 2006, the Company acquired land in Chambersburg, PA and Anchorage, AK, in separate transactions, for an aggregate purchase price of approximately $12.2 million. The properties will be developed into retail centers with approximately 0.7 million square feet of GLA with total estimated project costs of approximately $62.7 million.
During June 2006, the Company acquired, through a newly formed joint venture in which the Company has a non-controlling interest, a 0.1 million square foot development project in Puerta Vallarta, Mexico, for a purchase price of 65.4 million Mexican Pesos (“MXP”) (approximately USD $5.7 million). Total estimated project costs are approximately USD $7.3 million.
During 2006, the Company acquired, in separate transactions, nine parcels of land located in various cities throughout Mexico, for an aggregate purchase price of approximately MXP 1.3 billion (approximately USD $119.3 million). The properties were at various stages of construction at acquisition and will be developed into retail centers aggregating approximately 3.4 million square feet. Total estimated remaining project costs are approximately USD $324.2 million.
During 2005, the Company acquired, in separate transactions, various parcels of land located in Mesa, AZ and Nampa, ID for an aggregate purchase price of approximately $28.7 million. These properties will be developed into retail centers with an aggregate of approximately 2.2 million square feet of GLA with a total estimated aggregate project cost of approximately $190.7 million.
During May and June 2005, the Company acquired, in separate transactions, two parcels of land located in Saltillo and Pachuca, Mexico, for an aggregate purchase price of approximately $14.6 million. The properties will be developed into retail centers with an aggregate total project cost of approximately $34.1 million.
During June 2005, the Company acquired land in Tustin, CA, through a newly formed joint venture in which the Company has a 50% non-controlling interest, for a purchase price of approximately $23.0 million. The property will be developed into a 1.0 million square foot retail center with a total estimated project cost of approximately $176.8 million. The purchase of the land was funded through a new construction loan which bears interest at LIBOR plus 1.70% and is scheduled to mature in October 2007. As of December 31, 2006, this construction loan had an outstanding balance of approximately $103.0 million. During October 2006, the Company sold two parcels, in separate transactions, for an aggregate price of $21.7 million. No gain or loss was recognized on these transactions.
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

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Kimsouth -
During November 2002, the Company through its taxable REIT subsidiary, together with Prometheus Southeast Retail Trust, completed the merger and privatization of Konover Property Trust, which has been renamed Kimsouth Realty, Inc. (“Kimsouth”). In connection with the merger, the Company acquired 44.5% of the common stock of Kimsouth, which consisted primarily of 38 retail shopping center properties comprising approximately 4.6 million square feet of GLA. Total acquisition value was approximately $280.9 million including approximately $216.2 million in mortgage debt. The Company’s investment strategy with respect to Kimsouth included re-tenanting, repositioning and disposition of the properties. As of January 1, 2006, Kimsouth consisted of five properties.
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
As of May 12, 2006, Kimsouth had approximately $133.0 million of net operating loss carry-forwards (“NOLs”), which may be utilized to offset future taxable income of Kimsouth. The Company evaluated the need for a valuation allowance based on projected taxable income and determined that a valuation allowance of approximately $34.2 million was required. As such, a purchase price adjustment of $17.5 million was recorded (see Note 22 for additional information).
During June 2006, Kimsouth contributed approximately $51.0 million, of which $47.2 million or 92.5% was provided by the Company, to fund its 15% non-controlling interest in a newly formed joint venture with an investment group to acquire a portion of Albertson’s Inc. To maximize investment returns, the investment group’s strategy with respect to this joint venture, includes refinancing, selling selected stores and the enhancement of operations at the remaining stores. This investment is included in Other assets in the Consolidated Balance Sheets. During February 2007, this joint venture completed the disposition of certain operating stores and a refinancing of the remaining assets in the joint venture. As a result of these transactions Kimsouth received a cash distribution of approximately $121.3 million.
During July 2006, Kimsouth contributed approximately $3.7 million to fund its 15% non-controlling interest in a newly formed joint venture with an investment group to acquire 50 grocery anchored operating properties. During September 2006, Kimsouth contributed an additional $2.2 million to this joint venture to acquire an operating property in Sacramento, CA, comprising approximately 0.1 million square feet of GLA, for a purchase price of approximately $14.5 million. This joint venture investment is included in Investment and advances in real estate joint ventures in the Consolidated Balance Sheets.
During 2006, Kimsouth sold two properties for an aggregate sales price of approximately $9.8 million and transferred two properties to a joint venture in which the Company has an 18% non-controlling interest for an aggregate price of approximately $54.0 million, which included the repayment of approximately $23.1 million in mortgage debt.
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
Selected financial information for Kimsouth prior to consolidation is as follows (in millions):

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31,
2005
Assets:
Real estate held for sale	$56.7
Other assets	6.5

$63.2

Liabilities and Stockholders’ Equity:
Mortgages payable	$29.4
Other liabilities	0.7
Stockholders’ equity	33.1

$63.2

	January 1 to	Year Ended December 31,
	May 12, 2006	2005	2004
Revenues from rental property	$1.8	$9.0	$21.8

Operating expenses	(0.8)	(6.9)	(7.5)
Interest	(0.8)	(3.1)	(7.9)
Depreciation and amortization	—	(0.3)	(4.5)
Other, net	(7.7)	(0.5)	(0.4)

	(7.5)	(1.8)	1.5
Gain on disposition of properties	1.9	12.6	8.7

Adjustment of property carrying values	—	(2.4)	(14.3)

Net income/(loss)	$(5.6)	$8.4	$(4.1)

FNC Realty Corporation -
On July 27, 2005, Frank’s Nursery and Crafts, Inc. (“Frank’s”) emerged from bankruptcy protection pursuant to a bankruptcy court approved plan of reorganization as FNC Realty Corporation (“FNC”). Pursuant to the plan of reorganization, the Company received common shares of FNC representing an approximate 27% ownership interest in exchange for its interest in Frank’s. In addition, the Company acquired an additional 24.5% interest in the common shares of FNC for cash of approximately $17.0 million, thereby increasing the Company’s ownership interest to approximately 51%. The Company also acquired approximately $42.0 million of fixed rate 7% convertible senior notes issued by FNC. As a result of the increase in ownership interest from 27% to 51%, the Company became the controlling shareholder and therefore, commenced consolidation of FNC effective July 27, 2005.
As of July 27, 2005, FNC had approximately $154.0 million of NOLs, which may be utilized to offset future taxable income of FNC. As Frank’s had recurring losses and was in bankruptcy, the realization of the NOLs was uncertain. Accordingly a full valuation allowance was previously recorded against the deferred tax asset relating to these NOLs. Of the total amount of available NOLs, the Company has estimated approximately $124.0 million is unrestricted and $30.0 million is restricted (limited to utilization of $1.1 million per year).
The Company has evaluated the level of valuation allowance required and determined, based upon the expected investment strategy for FNC, that approximately $27.0 million of the allowance should be reduced and recorded as an adjustment to the purchase price. (See Note 22 for additional information.)
As of July 27, 2005, FNC held interests in 55 properties with approximately $16.1 million of non-recourse mortgage debt encumbering 16 of the properties. These loans bore interest at fixed rates ranging from 4.00% to 7.75% and maturity dates ranging from June 2012 through June 2022. During December 2005, FNC pre-paid, without penalty, an aggregate $4.8 million of mortgage debt encumbering five of its properties. During 2006, FNC pre-paid, with a pre-payment penalty of approximately $1.2 million, an aggregate $7.0 million of mortgage debt encumbering six of its properties. The mortgage debt bore interest at a 7.75% fixed rate per annum and was scheduled to mature in August of 2014. As of December 31, 2006, FNC had approximately

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
$2.1 million of non-recourse mortgage debt encumbering three properties. These remaining loans bear interest at fixed rates ranging from 7.00% to 7.31% and maturity dates ranging from June 2012 through June 2022.
The Company’s investment strategy with respect to FNC includes re-tenanting, re-developing and disposition of the properties. From July 27, 2005, through December 31, 2005, FNC disposed of nine properties, in separate transactions, for an aggregate sales price of approximately $9.4 million. During 2006, FNC disposed of an additional eight properties and one out-parcel, in separate transactions, for an aggregate sales price of approximately $25.1 million. Additionally during 2006, FNC purchased one operating property adjacent to an existing property for $3.5 million.
JPG Self Storage -
During 2005, the Company acquired ten self-storage facilities through an existing joint venture in which the Company held an approximate 93.5% economic interest, for a purchase price of approximately $39.9 million including the assumption of approximately $7.5 million of non-recourse fixed-rate mortgage debt encumbering three of the properties. Upon completing this purchase, this entity owned 17 self-storage facilities located in various states. The joint venture had cross-collateralized 14 of these properties with approximately $44.0 million of non-recourse floating-rate mortgage debt which was scheduled to mature in November 2007 and had an interest rate of LIBOR plus 2.75%. Based upon the provisions of FIN 46(R), the Company had determined that this entity was a VIE. The Company had further determined that the Company was the primary beneficiary of this VIE and had therefore consolidated this entity for financial reporting purposes. During November and December 2005, this entity disposed of, in separate transactions, four self-storage properties for an aggregate sales price of approximately $18.6 million resulting in an aggregate gain of approximately $5.8 million. Proceeds from these sales were used to pay down approximately $9.8 million of mortgage debt and provided distributions to the partners. As a result of these transactions, the Company’s economic interest had significantly decreased and the entity became subject to the reconsideration provisions of FIN 46(R). Based upon this reconsideration event and the provision of FIN 46(R), the Company determined that this entity was no longer a VIE and therefore deconsolidated this entity and accounts for this investment under the equity method of accounting within the Company’s Preferred Equity program.
These operating property acquisitions, development costs and other investments have been funded principally through the application of proceeds from the Company’s public equity and unsecured debt issuances, proceeds from mortgage and construction financings, availability under the Company’s revolving lines of credit and issuance of various partnership units.
4. Dispositions of Real Estate:
Operating Real Estate -
During 2006, the Company disposed of (i) 28 operating properties and one ground lease for an aggregate sales price of approximately $270.5 million, which resulted in an aggregate net gain of approximately $71.7 million, net of income taxes of $2.8 million relating to the sale of two properties, and (ii) transferred five operating properties, to joint ventures in which the Company has 20% non-controlling interests for an aggregate price of approximately $95.4 million, which resulted in a gain of approximately $1.4 million from one transferred property.
During November 2006, the Company disposed of a vacant land parcel located in Bel Air, MD, for approximately $1.8 million resulting in a $1.6 million gain on sale. This gain is included in Other income, net on the Company’s Consolidated Statements of Income.
During 2005, the Company (i) disposed of, in separate transactions, 20 operating properties for an aggregate sales price of approximately $93.3 million, (ii) transferred three operating properties to KROP, as defined below, for an aggregate price of approximately $49.0 million and (iii) transferred 52 operating properties to various joint ventures in which the Company has non-controlling interests ranging from 15% to 50% for an aggregate price of approximately $183.1 million. For the year ended December 31, 2005, these transactions resulted in gains of approximately $31.9 million and a loss on sale/transfer from four of the properties of approximately $5.2 million.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
During June 2005, the Company disposed of a vacant land parcel located in New Ridge, MD, for approximately $5.6 million resulting in a $4.6 million gain on sale. This gain is included in Other income, net on the Company’s Consolidated Statements of Income.
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
Merchant Building -
During 2006, KDI sold, in separate transactions, six of its recently completed projects, its partnership interest in one project and 30 out-parcels for approximately $260.0 million. These sales resulted in pre-tax gains of approximately $37.3 million.
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
5. Adjustment of Property Carrying Values:
As part of the Company’s periodic assessment of its real estate properties with regard to both the extent to which such assets are consistent with the Company’s long-term real estate investment objectives and the performance and prospects of each asset, the Company determined in December 2004 that its investment in an operating property comprised of approximately 0.1 million square feet of GLA, with a book value of approximately $3.8 million, net of accumulated depreciation of approximately $2.6 million, may not be fully recoverable. Based upon management’s assessment of current market conditions and lack of demand for the property, the Company reduced its anticipated holding period for this investment. As a result, the Company determined that its investment in this asset was not fully recoverable and recorded an adjustment of property carrying value of approximately $3.0 million to reflect the property’s estimated fair value. The Company’s determination of estimated fair value was based upon third-party purchase offers less estimated closing costs. This property was subsequently sold during 2005 and this adjustment was included along with the related property operations in the line Income from discontinued operations in the Company’s Consolidated Statements of Income.
6. Discontinued Operations and Assets Held for Sale:
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) the Company reports as discontinued operations assets held-for-sale (as defined by SFAS No. 144) as of the end of the current period and assets sold subsequent to the adoption of SFAS No. 144. All results of these discontinued operations are included in a separate component of income on the Consolidated Statements of Income under the caption Discontinued operations. This has resulted in certain reclassifications of 2006, 2005 and 2004 financial statement amounts.
The components of Income from discontinued operations for each of the three years in the period ended December 31, 2006, are shown below. These include the results of operations through the date of each respective sale for properties sold during 2006, 2005 and 2004 and a full year of operations for those assets classified as held-for-sale as of December 31, 2006 (in thousands):

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	2006	2005	2004
Discontinued Operations:
Revenues from rental property	$15,318	$27,757	$33,670
Rental property expenses	(2,774)	(7,925)	(9,369)

Income from property operations	12,544	19,832	24,301

Depreciation and amortization	(3,697)	(6,610)	(7,473)
Interest expense	(380)	(1,382)	(1,779)

Income from other real estate investments	3,705	1,192	—
Other income/(expense)	1,832	1,305	(2,300)

Income from discontinued operating properties	14,004	14,337	12,749

Provision for income taxes	(2,096)	—	—

Minority interest in income from discontinued operating properties	(1,497)	(476)	(481)

Loss on operating properties held for sale/sold	(1,421)	(5,098)	(5,064)

Gain on disposition of operating properties	74,138	28,918	15,823

Income from discontinued operations	$83,128	$37,681	$23,027

During 2006, the Company reclassified as held-for-sale 13 operating properties comprising 0.8 million square feet of GLA. The aggregate book value of these properties was approximately $36.5 million, net of accumulated depreciation of approximately $5.9 million. The book value of one property exceeded its estimated fair value by approximately $0.6 million, and as a result, the Company recorded a loss resulting from an adjustment of property carrying value of approximately $0.6 million. The remaining properties had fair values exceeding their book values, and as a result, no adjustment of property carrying value was recorded. The Company’s determination of the fair value for each of these properties, aggregating approximately $50.0 million, is based primarily upon executed contracts of sale with third parties less estimated selling costs. The Company completed the sale of ten of these operating properties during 2006.
During 2005, the Company reclassified as held-for-sale four operating properties comprising approximately 0.6 million square feet of GLA. The book value of each of these properties, aggregating approximately $42.2 million, net of accumulated depreciation of approximately $9.4 million, did not exceed each of their estimated fair values. As a result, no adjustment of property carrying value was recorded. The Company’s determination of the fair value for each of these properties, aggregating approximately $61.4 million, was based upon executed contracts of sale with third parties less estimated selling costs. The Company completed the sale of these properties during 2005 and 2006.
During December 2004, the Company reclassified as held-for-sale an operating property located in Melbourne, FL, comprising approximately 0.1 million square feet of GLA. The Company completed the sale of this property during 2005.
During 2004, the Company reclassified as held-for-sale two operating properties comprising approximately 0.3 million square feet of GLA. The book value of these properties, aggregating approximately $8.7 million, net of accumulated depreciation of approximately $4.2 million, exceeded their estimated fair value. The Company’s determination of the fair value of these properties, aggregating approximately $4.5 million, was based upon contracts of sale with third parties less estimated selling costs. As a result, the Company had recorded a loss resulting from an adjustment of property carrying values of $4.2 million. During 2004, the Company completed the sale of these properties.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
7. Investment and Advances in Real Estate Joint Ventures:
Kimco Prudential Joint Venture (“KimPru”) -
On July 9, 2006, the Company entered into a definitive merger agreement with Pan Pacific Retail Properties Inc. (“Pan Pacific”). Under the terms of the agreement, the Company agreed to acquire all of the outstanding shares of Pan Pacific for total merger consideration of $70.00 per share. As permitted under the merger agreement, the Company elected to issue $10.00 per share of the total merger consideration in the form of Common Stock to be based upon the average closing price of the Common Stock over ten trading days immediately preceding the closing date.
On September 25, 2006, Pan Pacific stockholders approved the proposed merger and the closing occurred on October 31, 2006. In addition to the merger consideration of $70.00 per share, Pan Pacific stockholders also received $0.2365 per share as a pro-rata portion of Pan Pacific’s regular $0.64 per share dividend for each day between September 26, 2006 and the closing date.
The transaction had a total value of approximately $4.1 billion, including Pan Pacific’s outstanding debt totaling approximately $1.1 billion. As of October 31, 2006, Pan Pacific owned interests in 138 operating properties, which comprised approximately 19.9 million square feet of GLA, located primarily in California, Oregon, Washington and Nevada.
Funding for this transaction was provided by approximately $1.3 billion of new individual non-recourse mortgage loans encumbering 51 properties, a $1.2 billion two-year credit facility, which bears interest at LIBOR plus 0.375% provided by a consortium of banks and guaranteed by the joint venture partners described below and the Company, the issuance of 9,185,847 shares of Common Stock valued at approximately $407.7 million, the assumption of approximately $630.0 million of unsecured bonds and approximately $289.4 million of existing non-recourse mortgage debt encumbering 23 properties and approximately $300.0 million in cash. With respect to the $1.2 billion guarantee by the Company, PREI, as defined below, guaranteed reimbursement to the Company of 85% of any guaranty payment the Company is obligated to make.
Immediately following the merger, the Company commenced its joint venture agreements with Prudential Real Estate Investors (“PREI”) through three separate accounts managed by PREI. In accordance with the joint venture agreements, all Pan Pacific assets and the respective non-recourse mortgage debt and the $1.2 billion credit facility mentioned above were transferred to the separate accounts. PREI contributed approximately $1.1 billion on behalf of institutional investors in three of its portfolios. The Company holds 15% non-controlling ownership interests in each of these joint ventures, collectively, KimPru, with a total aggregate investment of approximately $194.8 million. In addition, the Company will manage the portfolios and earn acquisition fees, leasing commissions, property management fees and construction management fees.
The above mentioned mortgages bear interest at rates ranging from 4.92% to 8.30% and have maturities ranging from eight months to 119 months.
During November 2006, KimPru sold an operating property for a sales price of $5.3 million. There was no gain or loss recognized in connection with this sale.
Kimco Income REIT (“KIR”) -
The Company has a non-controlling limited partnership interest in KIR and manages the portfolio. Effective July 1, 2006, the Company acquired an additional 1.7% limited partnership interest in KIR, which increased the Company’s total non-controlling interest to approximately 45.0%.
During 2006, KIR disposed of two operating properties and one land parcel, in separate transactions, for an aggregate sales price of approximately $15.2 million. These sales resulted in an aggregate gain of approximately $4.4 million of which the Company’s share was approximately $1.9 million.
During 2005, KIR disposed of two operating properties and one out-parcel, in separate transactions, for an aggregate sale price of approximately $51.2 million. These sales

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
resulted in an aggregate gain of approximately $20.2 million of which the Company’s shares was approximately $8.7 million. In connection with the sale of one of the operating properties, KIR incurred a $2.0 million loan defeasance charge, of which the Company’s share was approximately $0.9 million.
Additionally during 2005, KIR purchased one shopping center property located in Delran, NJ, for approximately $4.6 million.
In April 2005, KIR entered into a three-year $30.0 million unsecured revolving credit facility which bears interest at LIBOR plus 1.40%. As of December 31, 2006, there was an outstanding balance of $14.0 million under this credit facility.
As of December 31, 2006, the KIR portfolio was comprised of 66 shopping center properties aggregating approximately 14.0 million square feet of GLA located in 19 states.
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
As of December 31, 2006, the RioCan Venture was comprised of 34 operating properties consisting of approximately 8.1 million square feet of GLA.
Kimco / G.E. Joint Venture (“KROP”)
During 2001, the Company formed a joint venture (the “Kimco Retail Opportunity Portfolio” or “KROP”) with GE Capital Real Estate (“GECRE”), in which the Company has a 20% non-controlling interest and manages the portfolio.
During 2006, KROP acquired one operating property from the Company for an aggregate purchase price of approximately $3.5 million.
During 2006, KROP sold three operating properties to a joint venture in which the Company has a 20% non-controlling interest for an aggregate sales price of approximately $62.2 million. These sales resulted in an aggregate gain of approximately $26.7 million. As a result of its continued 20% ownership interest in these properties, the Company has deferred recognition of its share of these gains. In addition, KROP sold one operating property to a joint venture in which the Company has a 19% non-controlling interest for an aggregate sales price of $96.0 million. This sale resulted in a gain of approximately $42.3 million. As a result of its continued 19% ownership interest in this property, the Company recognized 1% of the gain.
Additionally, during 2006, KROP sold nine operating properties, one out-parcel and one land parcel, in separate transactions, for an aggregate sales price of approximately $171.4 million. These sales resulted in an aggregate gain of approximately $49.6 million of which the Company’s share was approximately $9.9 million.
During 2006, KROP obtained one non-recourse, non-cross collateralized variable rate mortgage for $14.0 million on a property previously unencumbered with a rate of LIBOR plus 1.10%.
Additionally during 2006, KROP obtained a one-year $15.0 million unsecured term loan, which bears interest at LIBOR plus 0.5%. This loan is guaranteed by the Company and GECRE has guaranteed reimbursement to the Company of 80% of any guaranty payment the Company is obligated to make.
During 2005, KROP acquired four operating properties and one out-parcel, in separate transactions, for an aggregate purchase price of approximately $74.6 million,

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
including the assumption of approximately $26.2 million of individual non-recourse mortgage debt encumbering two of the properties and preferred units of approximately $4.2 million associated with another property.
During 2005, KROP disposed of three unencumbered operating properties and two out-parcels, in separate transactions, for an aggregate sales price of approximately $60.3 million. These sales resulted in an aggregate gain of approximately $18.3 million of which the Company’s share was approximately $3.7 million.
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
As of December 31, 2006, the KROP portfolio was comprised of 25 operating properties aggregating approximately 3.6 million square feet of GLA located in 10 states.
During August 2006, the Company and GECRE agreed to market for sale the remaining properties within the KROP venture.
Kimco/UBS Joint Ventures (“KUBS”) -
The Company has joint venture investments with UBS Wealth Management North American Property Fund Limited (“UBS”) in which the Company has non-controlling interests ranging from 15% to 20%. These joint ventures, (collectively “KUBS”), were established to acquire high quality retail properties primarily financed through the use of individual non-recourse mortgages. Capital contributions are only required as suitable opportunities arise and are agreed to by the Company and UBS. The Company manages the properties.
During 2006, KUBS acquired 15 operating properties for an aggregate purchase price of approximately $447.8 million, which included approximately $136.8 million of non-recourse debt encumbering 13 properties, with maturities ranging from three to ten years and bear interest at rates ranging from 4.74% to 6.20%.
Additionally during 2006, KUBS acquired one operating property from the Company, and five operating properties from joint ventures in which the Company has 15% to 20% non-controlling interests, for an aggregate purchase price of approximately $297.0 million, including the assumption of approximately $93.2 million of non-recourse mortgage debt, encumbering two of the properties, with maturities ranging from six to seven years with interest rates ranging from 5.64% to 5.88%.
During 2005, KUBS acquired two operating properties for an aggregate purchase price of approximately $30.5 million and purchased eight operating properties from the Company for an aggregate purchase price of approximately $213.1 million. KUBS obtained individual non-recourse mortgages on five of the properties acquired from the Company aggregating $56.9 million.
As of December 31, 2006, the KUBS portfolio was comprised of 31 operating properties aggregating approximately 5.0 million square feet of GLA located in 11 states.
PL Retail -
The Company acquired the Price Legacy Corporation through a newly formed joint venture, PL Retail LLC (“PL Retail”), in which the Company has a 15% non-controlling interest and manages the portfolio. In connection with this transaction, PL Retail acquired 33 operating properties aggregating approximately 7.6 million square feet of GLA located in ten states. To partially fund the acquisition, the Company provided PL Retail approximately $30.6 million of secured mezzanine financing. This interest-only loan bore interest at a fixed rate of 7.5% and matured in December 2006. The Company also provided PL Retail a secured short-term promissory note of approximately $8.2 million. This interest only note bore interest at LIBOR plus 4.50% and was scheduled to mature in June 2005. During 2005, this note was amended to bear interest at LIBOR plus 6.0% and is now payable on demand. As of December 31, 2006, there was no outstanding balances due the Company on the mezzanine financing or promissory note.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
During 2006, PL Retail sold one operating property for a sales price of approximately $42.1 million, which resulted in a gain of approximately $3.9 million of which the Company’s share was approximately $0.6 million.
Additionally during 2006, PL Retail sold one of its operating properties to a newly formed joint venture in which the Company has a 19% non-controlling interest for a sales price of approximately $109.0 million. As a result of the Company’s continued ownership no gain was recognized from this transaction. Proceeds of approximately $17.0 million from these sales were used by PL Retail to repay the remaining balance of mezzanine financing and the promissory note which were previously provided by the Company.
During 2005, PL Retail entered into a $39.5 million unsecured revolving credit facility, which bears interest at LIBOR plus 0.675% and was scheduled to mature in February 2007. During 2007, the loan was extended to February 2008 at a reduced rate of LIBOR plus 0.45%. This facility is guaranteed by the Company and the joint venture partner has guaranteed reimbursement to the Company of 85% of any guaranty payment the Company is obligated to make. As of December 31, 2006, there was $39.5 million outstanding under this facility.
During the year ended December 31, 2005, PL Retail disposed of nine operating properties, in separate transactions, for an aggregate sales price of approximately $81.4 million, which represented the approximate carrying values of the properties. Proceeds of approximately $22.0 million were used to partially repay the mezzanine financing and promissory note that were provided by the Company.
As of December 31, 2006, PL Retail consisted of 23 operating properties aggregating approximately 5.8 million square feet of GLA located in seven states.
Other Real Estate Joint Ventures –
The Company and its subsidiaries have investments in and advances to various other real estate joint ventures. These joint ventures are engaged primarily in the operation and development of shopping centers which are either owned or held under long-term operating leases.
During 2006, the Company acquired, in separate transactions, 36 operating properties and one ground lease, through joint ventures in which the Company has non-controlling interests. These properties were acquired for an aggregate purchase price of approximately $726.7 billion, including approximately $419.5 million of non-recourse mortgage debt encumbering 20 of the properties. The Company’s aggregate investment in these joint ventures was approximately $90.4 million. Details of these transactions are as follows (in thousands):

			Purchase Price
		Month
Property Name	Location	Acquired	Cash	Debt	Total	GLA
Stabilus	Saltillo,	Jan-06	$2,600	$—	$2,600	63
Building	Cahuila,
	Mexico

American	Chihuahua & San	Feb-06	12,200	—	12,200	224
Industries	Luis Postosi,
(3 Locations)	Mexico

Crème de la	Allen &	Feb-06	2,409	7,229	9,638	41
Crème	Colleyville,
(2 Locations)	TX

Five free-standing	CO, OR, NM,	Mar-06	7,000	—	7,000	162
locations	NY

Edgewater Commons	Edgewater, NJ	Mar-06	44,104	74,250	118,354	424

Long Gate	Ellicot City,	Mar-06	36,330	40,200	76,530	433
Shopping Ctr	MD

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

			Purchase Price
		Month
Property Name	Location	Acquired	Cash	Debt	Total	GLA
Clackamas	Clakamas, OR	Mar-06	35,240	42,550	77,790	237
Promenade

Westmont	Various,	Mar-06	16,066	69,572	85,638	358
Portfolio	Canada
(8 Locations)

Crow Portfolio	FL and TX	Apr-06	46,698	66,200	112,898	678
(3 Locations)

Great Northeast	Philadelphia, PA	Apr-06	36,500	—	36,500	290
Plaza

Cessna Building	Chihuahua,	Apr-06	2,060	—	2,060	62
	Mexico

Crème de la	Coppell, TX	Jun-06	1,325	4,275	5,600	20
Crème

Westmont	Houston, TX	Jun-06	14,000	47,200	61,200	460
Portfolio

Werner II	Juarez,	Jun-06	1,800	—	1,800	200
	Mexico

Cypress Towne	Cypress, TX	Aug-06	13,332	25,650	38,982	196
Center

Bustleton Dunkin	Philadelphia, PA	Aug-06	1,000	—	1,000	2
Donuts (ground
lease)

American	Juarez,	Aug-06	8,000	—	8,000	187
Industries	Mexico

American Industries	Chihuahua,	Nov-06	3,152	—	3,152	57
(ITT)	Mexico

American Industries	Juarez,	Nov-06	2,174	—	2,174	39
(Columbus)	Mexico

American Industries	Chihuahua,	Nov-06	3,100	—	3,100	80
(Zodiac)	Mexico

Conroe	Conroe, TX	Dec-06	18,150	42,350	60,500	244
Marketplace

			$307,240	$419,476	$726,716	4,457

During January 2006, the Company transferred 50% of its 60% interest in an operating property in Guadalajara, Mexico, to a joint venture partner for approximately $12.8 million, which approximated its carrying value. As a result of this transaction, the Company now holds a 30% non-controlling interest and continues to account for its investment under the equity method of accounting.
During June 2006, the Company transferred 50% of its 60% interest in a development property located in Tijuana, Baja California, Mexico, to a joint venture partner for approximately $6.4 million, which approximated its carrying value. As a result of this transaction, the Company now holds a 30% non-controlling interest and continues to account for its investment under the equity method of accounting.
During August 2006, the Company sold 50% of its 100% interest in a development property located in Monterrey, Mexico, to a joint venture partner for approximately $9.6

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
million, which approximated its carrying value. The Company accounts for its remaining 50% interest under the equity method of accounting.
During 2006, joint ventures in which the Company has non-controlling interests ranging from 10% to 50%, disposed of, in separate transactions, six properties for an aggregate sales price of approximately $62.4 million. These sales resulted in an aggregate gain of approximately $8.1 million, of which the Company’s share was approximately $2.0 million.
During 2005, the Company acquired, in separate transactions, 69 operating properties through joint ventures in which the Company has non-controlling interests. These properties were acquired for an aggregate purchase price of approximately $641.1 million, including approximately $317.0 million of non-recourse mortgage debt encumbering 57 of the properties. The Company’s aggregate investment in these joint ventures was approximately $124.0 million. Details of these transactions are as follows (in thousands):

			Purchase Price
		Month
Property Name	Location	Acquired	Cash	Debt		Total	GLA
Kmart Building	Hillsborough, NJ	Apr-05	$2,100	$1,900	(a)	$4,000	56

Hyatt Regency	Cancun,	May-05	19,700	—		19,700	306
Cancun	Mexico

Fremont Hub	Freemont, CA	Jun-05(b)	80,654	42,500		123,154	503

One City Center	Houston, TX	Jul-05	14,600	76,500		91,100	593

The Grove at	Lakeland, FL	Jul-05	8,000	—		8,000	105
Lakeland

North Quincy	Quincy, MA	Jul-05	7,204	7,796		15,000	81

Riverside Center	St. Augustine, FL	Aug-05	5,560	—		5,560	63

Greeley S.C.	Greeley, CO	Sept-05	21,000	—		21,000	139

American Industries	Various,	Oct-05	110,500	167,037		277,537	5,608
Portfolio	Mexico
(57 properties)

Docstone Commons	Stafford, VA	Nov-05	17,525	—		17,525	101

MacArthur Towne Center	Whitehall, PA	Nov-05	17,150	—		17,150	151

The Center at East	East
Northport	Northport, NY	Nov-05	9,000	—		9,000	26

Cambridge Crossing	Troy, MI	Dec-05	11,108	21,257		32,365	223

			$324,101	$316,990		$641,091	7,955

(a)	This loan is jointly and severally guaranteed by the joint venture partners, including the Company.

(b)	The Company acquired an additional 25% interest in this joint venture.
During March 2005, the Company transferred 50% of the Company’s 95% interest in a developed property located in Huehuetoca, Mexico, to a joint venture partner for approximately $5.3 million, which approximated its carrying value. As a result of this transaction, the Company now holds a 47.5% non-controlling interest and has deconsolidated the investment. The Company accounts for its investment under the

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
equity method of accounting.
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
Summarized financial information for these real estate joint ventures is as follows (in millions):

	December 31,
	2006	2005
Assets:
Real estate, net	$11,858.0	$6,470.4
Other assets	418.4	308.5

	$12,276.4	$6,778.9

Liabilities and Partners’ Capital:
Mortgages payable	$6,931.5	$4,443.6
Notes payable	1,388.5	58.7
Construction loans	24.2	69.6
Other liabilities	176.8	144.0
Minority interest	107.1	81.9
Partners’ capital	3,648.3	1,981.1

	$12,276.4	$6,778.9

	Year Ended December 31,
	2006	2005	2004
Revenues from rental property	$1,007.1	$759.0	$545.8

Operating expenses	(287.6)	(214.0)	(155.6)
Interest	(323.7)	(247.1)	(171.0)
Depreciation and amortization	(223.3)	(153.7)	(97.1)
Other, net	(13.1)	(8.4)	(5.8)

	(847.7)	(623.2)	(429.5)

Income from continuing operations	159.4	135.8	116.3

Discontinued Operations:
Income/(loss) from discontinued operations	8.1	(1.7)	1.8

Gain on dispositions of properties	134.6	52.5	20.2

Net income	$302.1	$186.6	$138.3

Other liabilities in the accompanying Consolidated Balance Sheets include accounts with certain real estate joint ventures totaling approximately $13.5 million and $13.2 million at December 31, 2006 and 2005, respectively. The Company and its subsidiaries have varying equity interests in these real estate joint ventures, which may differ

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
from their proportionate share of net income or loss recognized in accordance with GAAP.
The Company’s maximum exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments. As of December 31, 2006 and 2005, the Company’s carrying value in these investments approximated $1.1 billion and $735.6 million, respectively.
8. Other Real Estate Investments:
Preferred Equity Capital -
The Company maintains a Preferred Equity program, which provides capital to developers and owners of real estate properties. During 2006 the Company provided, in separate transactions, an aggregate of approximately $223.9 million in investment capital to developers and owners of 101 real estate properties. During 2005, the Company provided, in separate transactions, an aggregate of approximately $84.3 million in investment capital to developers and owners of 79 real estate properties. As of December 31, 2006, the Company’s net investment under the Preferred Equity program was approximately $400.4 million relating to 215 properties. For the years ended December 31, 2006, 2005 and 2004, the Company earned approximately $40.1 million, including $12.2 million of profit participation earned from 16 capital transactions, $32.8 million, including $12.6 million of profit participation earned from six capital transactions, and $11.4 million, including $3.9 million of profit participation earned from four capital transactions, respectively,from these investments.
Summarized financial information relating to the Company’s preferred equity investments is as follows (in millions):

	December 31,
	2006	2005
Assets:
Real estate, net	$1,683.8	$945.0
Other assets	113.4	65.5

	$1,797.2	$1,010.5

Liabilities and Partners’ Capital:
Notes and mortgages payable	$1,239.7	$703.3
Other liabilities	55.2	19.7
Partners’ capital	502.3	287.5

	$1,797.2	$1,010.5

	Year Ended December 31,
	2006	2005	2004
Revenues from Rental Property	$177.6	$118.5	$61.6

Operating expenses	(58.6)	(42.0)	(19.4)
Interest	(61.6)	(38.9)	(21.2)
Depreciation and amortization	(34.2)	(19.3)	(9.6)
Other, net	(4.4)	(1.2)	(0.3)

	(158.8)	(101.4)	(50.5)

	18.8	17.1	11.1

Gain on disposition of properties	49.4	49.8	4.4

Net income	$68.2	$66.9	$15.5

The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its invested capital. As of December 31, 2006 and 2005, the Company’s invested capital in its preferred equity investments approximated $400.4 million and $225.9 million, respectively.
Investment in Retail Store Leases -
The Company has interests in various retail store leases relating to the anchor store premises in neighborhood and community shopping centers. These premises have been sublet to retailers who lease the stores pursuant to net lease agreements. Income from the investment in these retail store leases during the years ended December 31, 2006, 2005 and 2004, was approximately $1.3 million, $9.1 million and $3.9 million, respectively. These amounts represent sublease revenues during the years ended December 31, 2006, 2005 and 2004, of approximately $8.2 million, $17.8 million and $13.3 million, respectively, less related expenses of $5.7 million, $7.4 million and $8.0 million, respectively, and an amount which, in management’s estimate, reasonably provides for the recovery of the investment over a period representing the expected remaining term of the retail store leases. The Company’s future minimum revenues under the terms of all non-cancelable tenant subleases and future minimum obligations through the remaining terms of its retail store leases, assuming no new or renegotiated leases are executed for such premises, for future years are as follows (in millions): 2007, $7.4 and $4.6; 2008, $6.6 and $4.0; 2009, $5.8 and $3.6; 2010, $5.0 and $3.2; 2011, $4.0 and $2.6; and thereafter, $2.8 and $2.2, respectively.
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
From 2002 to 2005, 14 of these properties were sold, whereby the proceeds from the sales were used to pay down the mortgage debt by approximately $27.1 million.
During 2006, an additional two properties were sold, whereby the proceeds from the sales were used to pay down the mortgage debt by approximately $1.2 million. As of December 31, 2006, the remaining 14 properties were encumbered by third-party non-recourse debt of approximately $48.4 million that is scheduled to fully amortize during the primary term of the lease from a portion of the periodic net rents receivable under the net lease.
As an equity participant in the leveraged lease, the Company has no recourse obligation for principal or interest payments on the debt, which is collateralized by a first mortgage lien on the properties and collateral assignment of the lease. Accordingly, this obligation has been offset against the related net rental receivable under the lease.
At December 31, 2006 and 2005, the Company’s net investment in the leveraged lease consisted of the following (in millions):

	2006	2005
Remaining net rentals	$62.3	$68.9
Estimated unguaranteed residual value	40.5	43.8
Non-recourse mortgage debt	(48.4)	(52.8)
Unearned and deferred income	(50.7)	(55.9)

Net investment in leveraged lease	$3.7	$4.0

9. Mortgages and Other Financing Receivables:
During January 2006, the Company provided approximately $16.0 million as its share of a $50.0 million junior participation in a $700.0 million first mortgage loan, in connection with a private investment firm’s acquisition of a retailer. This loan participation bore interest at LIBOR plus 7.75% per annum and had a two-year term with a one-year extension option and was collateralized by certain real estate interests of the retailer. During June 2006, the borrower elected to pre-pay the outstanding loan balance of approximately $16.0 million in full satisfaction of this loan.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Additionally, during January 2006, the Company provided approximately $5.2 million as its share of an $11.5 million term loan to a real estate developer for the acquisition of a 59 acre land parcel located in San Antonio, TX. This loan is interest only at a fixed rate of 11.0% for a term of two years payable monthly and collateralized by a first mortgage on the subject property. As of December 31, 2006, the outstanding balance on this loan was approximately $5.2 million.
During February 2006, the Company committed to provide a one year $17.2 million credit facility at a fixed rate of 8.0% for a term of nine months and 9.0% for the remaining term to a real estate investor for the recapitalization of a discount and entertainment mall that it currently owns. During 2006, this facility was fully paid and was terminated.
During April 2006, the Company provided two separate mortgages aggregating $14.5 million on a property owned by a real estate investor. Proceeds were used to payoff the existing first mortgage, buyout the existing partner and for redevelopment of the property. The mortgages bear interest at 8.0% per annum and mature in 2008 and 2013. These mortgages are collateralized by the subject property. As of December 31, 2006, the aggregate outstanding balance on these mortgages was approximately $15.0 million, including $0.5 million of accrued interest.
During May 2006, the Company provided a CAD $23.5 million collateralized credit facility at a fixed rate of 8.5% per annum for a term of two years to a real estate company for the execution of its property acquisitions program. The credit facility is guaranteed by the real estate company. The Company was issued 9,811 units, valued at approximately USD $0.1 million, and warrants to purchase up to 0.1 million shares of the real estate company as a loan origination fee. During August 2006, the Company increased the credit facility to CAD $45.0 million and received an additional 9,811 units, valued at approximately USD $0.1 million, and warrants to purchase up to 0.1 million shares of the real estate company. As of December 31, 2006, the outstanding balance on this credit facility was approximately CAD $3.6 million (approximately USD $3.1 million).
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
During August 2006, the Company provided $8.8 million as its share of a $13.2 million 12-month term loan to a retailer for general corporate purposes. This loan bears interest at a fixed rate of 12.50% with interest payable monthly and a balloon payment for the principal balance at maturity. The loan is collateralized by the underlying real estate of the retailer. Additionally, the Company funded $13.3 million as its share of a $20.0 million revolving Debtor-in-Possession facility to this retailer. The facility bears interest at LIBOR plus 3.00% and has an unused line fee of 0.375%. This credit facility is collateralized by a first priority lien on all the retailer’s assets. As of December 31, 2006, the Company’s share of the outstanding balance on this loan and credit facility was approximately $7.6 million and $4.9 million, respectively.
During September 2006, the Company provided a MXP 57.3 million (approximately USD $5.3 million) loan to an owner of an operating property in Mexico. The loan, which is collateralized by the property, bears interest at 12.0% per annum and matures in 2016. The Company is entitled to a participation feature of 25% of annual cash flows after debt service and 20% of the gain on sale of the property. As of December 31, 2006, the outstanding balance on this loan was approximately MXP 57.8 million (approximately USD $5.3 million).
During November 2006, the Company committed to provide a MXP 124.8 million (approximately USD $11.5 million) loan to an owner of a land parcel in Acapulco, Mexico. The loan, which is collateralized with an operating property owned by the borrower, bears interest at 10% per annum and matures in 2016. The Company is entitled to a participation feature of 20% of excess cash flows and gains on sale of the property. As of December 31, 2006, the outstanding balance on this loan was MXP 12.8 million (approximately USD $1.2 million).

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
During December 2006, the Company provided $5.0 million as its share of a one-year $27.5 million mortgage loan to a real estate developer. The proceeds were used to payoff the existing debt. The loan is collateralized by a parcel of land and bears interest at a fixed rate of 13%, which is payable monthly with any unpaid accrued interest and principal payable at maturity. As of December 31, 2006, the outstanding balance on this loan was $5.0 million.
During May 2002, the Company provided a secured $15 million three-year term loan and a secured $7.5 million revolving credit facility to Frank’s at an interest rate of 10.25% per annum collateralized by 40 real estate interests. Interest was payable quarterly in arrears. During 2003, the revolving credit facility was amended to increase the total borrowing capacity to $17.5 million. During January 2004, the revolving loan was further amended to provide up to $33.75 million of borrowings from the Company. During September 2004, Frank’s filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company committed to provide an additional $27.0 million of Debtor-in-Possession financing with a term of one year at an interest rate of Prime plus 1.00% per annum. During July 2005, Frank’s emerged from bankruptcy as FNC and repaid all outstanding amounts owed to the Company under the revolving credit facility and Debtor-in-Possession financing (See Note 3 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).
During April 2005, the Company provided a construction loan commitment of up to MXP 53.5 million (approximately USD $5.0 million) to a developer for the construction of a new retail center in Acapulco, Mexico. The loan bears interest at a fixed rate of 11.75% and provides for an additional 20% participation of property cash flow, as defined. This facility is collateralized by the related property and matures in May 2015. As of December 31, 2006, there was approximately MXP 53.5 million (USD $4.9 million) outstanding on this loan.
Additionally, during April 2005, a newly formed joint venture, in which the Company has a 50% non-controlling interest, provided a retailer with a three-year $28.0 million revolving line of credit at a floating interest rate of Prime plus 5.5% per annum. The facility also provides for a 3.0% unused line fee and a 2.50% origination fee. The facility is collateralized by certain real estate interests of the borrower. As of December 31, 2006, the outstanding balance on this facility was $25.5 million of which the Company’s share was $12.8 million.
During May 2005, a newly formed joint venture, in which the Company has a 44.38% non-controlling interest, provided Debtor-in-Possession financing to a healthcare facility that recently filed for protection under the bankruptcy code and is closing its operations. The term of this loan was two years and bore interest at prime plus 2.5%. The loan was collateralized by a hospital building, a six-story commercial building, a 12-story 133-unit apartment complex and various other building structures. During April 2006, the healthcare facility paid the outstanding balance on the loan and the loan was terminated.
Additionally, during May 2005, the Company acquired four mortgage loans collateralized by individual properties with an aggregate face value of approximately $16.6 million for approximately $14.3 million. These performing loans, which provide for monthly payments of principal and interest, bear interest at a fixed-rate of 7.57% and mature on June 1, 2019. As of December 31, 2006, there was an aggregate of approximately $13.8 million outstanding on these loans.
During October 2005, the Company provided a construction loan commitment of up to $38.1 million to a developer for acquisition and redevelopment of a retail center located in Richland Township, PA. The loan is interest only at a rate of LIBOR plus 2.20% and matures in October of 2007. As of December 31, 2006, the outstanding balance on this loan was approximately $12.6 million.
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

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
$14.0 million.
During December 2005, the Company provided a construction loan commitment of up to MXP 39.9 million (approximately USD $3.7 million) to a developer for the construction of a new retail center in Magno Deco, Mexico. The loan bears interest at a fixed rate of 11.75% and provides for an additional 20% participation of property cash flow, as defined. This loan is collateralized by the related property and matures in May 2015. As of December 31, 2006, there was approximately MXP 30.3 million (USD $2.8 million) outstanding on this loan.
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
During September 2004, the Company acquired a $3.5 million mortgage receivable for $2.7 million. The interest rate on this mortgage loan was Prime plus 1.0% per annum with principal and interest paid monthly. This loan was scheduled to mature in February 2006 and was collateralized by a shopping center comprising 0.3 million square feet of GLA in Wilkes-Barre, PA. During May 2005, the borrower elected to prepay the outstanding loan balance in full satisfaction of this loan.
10. Marketable Securities:
The amortized cost and estimated fair values of securities available-for-sale and held-to-maturity at December 31, 2006 and 2005, are as follows (in thousands):

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Estimated Fair Value
Available-for-sale:
Equity securities	$82,910	$38,718	$(1,775)	$119,853

Held-to-maturity:
Other debt securities	82,806	3,451	(639)	85,618

Total marketable securities	$165,716	$42,169	$(2,414)	$205,471

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Estimated Fair Value
Available-for-sale:
Equity securities	$85,613	$63,466	$(56)	$149,023

Held-to-maturity:
Other debt securities	57,429	3,615	(1,953)	59,091

Total marketable securities	$143,042	$67,081	$(2,009)	$208,114

As of December 31, 2006, the contractual maturities of Other debt securities classified as held-to-maturity are as follows: within one year, $1.5 million; after one year through five years, $36.7 million; after five years through 10 years, $27.0 million and after 10 years, $17.6 million. Actual maturities may differ from contractual maturities as issuers may have the right to prepay debt obligations with or without prepayment penalties.
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
As of December 31, 2006, a total principal amount of approximately $1.4 billion in senior fixed-rate MTNs was outstanding. These fixed-rate notes had maturities ranging from five months to nine years as of December 31, 2006, and bear interest at rates ranging from 3.95% to 7.90%. Interest on these fixed-rate senior unsecured notes is payable semi-annually in arrears. Proceeds from these issuances were primarily used for the acquisition of neighborhood and community shopping centers, the expansion and improvement of properties in the Company’s portfolio and the repayment of certain debt obligations of the Company.
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
During 2006, the Company repaid its (i) $30.0 million 6.93% fixed rate notes, which matured on July 20, 2006, (ii) $100.0 million floating rate notes, which matured August 1, 2006 and (iii) $55.0 million 7.50% fixed rate notes, which matured on November 5, 2006.
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
In connection with the October 31, 2006 Pan Pacific merger transaction, the Company assumed $650.0 million of unsecured notes payable, including $20.0 million of fair value debt premiums. These notes bear interest at fixed rates ranging from 4.70% to 7.95% per annum and have maturity dates ranging from June 29, 2007 to September 1, 2015.
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

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
During April 2005, Kimco North Trust III completed the issuance of $150.0 million Canadian denominated senior unsecured notes. The notes bear interest at 4.45% and mature on April 21, 2010. The Company has provided a full and unconditional guarantee of the notes. The proceeds were used by Kimco North Trust III to pay down outstanding indebtedness under existing credit facilities, to fund long-term investments in Canadian real estate and for general corporate purposes.
As of December 31, 2006, the Company had a total principal amount of $1.3 billion in fixed-rate unsecured senior notes. These fixed-rate notes had maturities ranging from six months to nine years as of December 31, 2006, and bear interest at rates ranging from 4.45% to 7.95%. Interest on these fixed-rate senior unsecured notes is payable semi-annually in arrears.
The scheduled maturities of all unsecured notes payable as of December 31, 2006, were approximately as follows (in millions): 2007, $256.9; 2008, $125.7; 2009, $180.0; 2010, $205.1; 2011, $363.4 and thereafter, $1,617.2.
The Company has an $850.0 million unsecured revolving credit facility (the “Credit Facility”), which is scheduled to expire in July 2008. Under the Credit Facility funds may be borrowed for general corporate purposes, including the funding of (i) property acquisitions, (ii) development and redevelopment costs and (iii) any short-term working capital requirements. Interest on borrowings under the Credit Facility accrue at a spread (currently 0.45%) to LIBOR and fluctuates in accordance with changes in the Company’s senior debt ratings. As part of this Credit Facility, the Company has a competitive bid option whereby the Company may auction up to $425.0 million of its requested borrowings to the bank group. This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread to LIBOR of 0.45%. A facility fee of 0.125% per annum is payable quarterly in arrears. In addition, the Company has a $200.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the Credit Facility, the Company, among other things, is (i) subject to maintaining certain maximum leverage ratios on both unsecured senior corporate debt and minimum unencumbered asset and equity levels and (ii) restricted from paying dividends in amounts that exceed 95% of funds from operations, as defined. As of December 31, 2006, there was no outstanding balance under the Credit Facility.
Additionally, the Company has a CAD $250.0 million unsecured revolving credit facility with a group of banks. This facility originally bore interest at the CDOR Rate, as defined, plus 0.50% and is scheduled to expire in March 2008. During January 2006, the facility was amended to reduce the borrowing spread to 0.45% and to modify the covenant package to conform to the Company’s $850.0 million U.S. credit facility. Proceeds from this facility are used for general corporate purposes including the funding of Canadian-denominated investments. As of December 31, 2006, there was no outstanding balance under this facility.
The Company also has a three-year MXP 500.0 million unsecured revolving credit facility. This facility bears interest at the TIIE Rate, as defined, plus 1.00% and is scheduled to expire in May 2008. Proceeds from this facility are used to fund peso-denominated investments. As of December 31, 2006, there was no outstanding balance under this facility.
In accordance with the terms of the Indenture, as amended, pursuant to which the Company’s senior unsecured notes have been issued, the Company is (a) subject to maintaining certain maximum leverage ratios on both unsecured senior corporate and secured debt, minimum debt service coverage ratios and minimum equity levels and (b) restricted from paying dividends in amounts that exceed by more than $26.0 million the

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
funds from operations, as defined, generated through the end of the calendar quarter most recently completed prior to the declaration of such dividend; however, this dividend limitation does not apply to any distributions necessary to maintain the Company’s qualification as a REIT providing the Company is in compliance with its total leverage limitations.
12. Mortgages Payable:
During 2006, the Company (i) obtained an aggregate of approximately $52.7 million of individual non-recourse mortgage debt on five operating properties, (ii) assumed approximately $253.6 million of individual non-recourse mortgage debt relating to the acquisition of 19 operating properties, including approximately $2.9 million of fair value debt adjustments, (iii) consolidated approximately $27.1 million of non-recourse mortgage debt relating to the purchase of additional ownership interests in various entities, (iv) paid off approximately $61.9 million of individual non-recourse mortgage debt that encumbered 16 operating properties, and (v) assigned approximately $3.9 million of non-recourse mortgage debt relating to the sale of an operating property.
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
Mortgages payable, collateralized by certain shopping center properties and related tenants’ leases, are generally due in monthly installments of principal and/or interest which mature at various dates through 2035. Interest rates range from approximately 4.95% to 10.50% (weighted-average interest rate of 7.0% as of December 31, 2006). The scheduled principal payments of all mortgages payable, excluding unamortized fair value debt adjustments of approximately $14.3 million, as of December 31, 2006, were approximately as follows (in millions): 2007, $45.1; 2008, $95.3; 2009, $56.0; 2010, $29.3; 2011, $38.8 and thereafter, $289.1.
13. Construction Loans Payable:
During 2006, the Company obtained construction financing on three ground-up development projects for an aggregate original loan commitment amount of up to $83.8 million, of which approximately $36.0 million was outstanding at December 31, 2006. The Company assigned a $7.2 million construction loan, which bore interest at LIBOR plus 1.75% and was scheduled to mature in November 2006, in connection with the sale of its partnership interest in one project. As of December 31, 2006, the Company had a total of 13 construction loans with total commitments of up to $330.9 million, of which $271.0 million had been funded. These loans had maturities ranging from two to 31 months and variable interest rates ranging from 6.87% to 7.32% at December 31, 2006. These construction loans are collateralized by the respective projects and associated tenants’ leases. The scheduled maturities of all construction loans payable as of December 31, 2006, were approximately as follows (in millions): 2007, $164.3; 2008, $81.5 and 2009, $25.2.
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

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
collateralized by the respective projects and associated tenants’ leases. The scheduled maturities of all construction loans payable as of December 31, 2005, were approximately as follows (in millions): 2006, $87.7; 2007, $86.3 and 2008, $54.5.
14. Minority Interests:
Minority interests represent the portion of equity that the Company does not own in those entities it consolidates as a result of having a controlling interest or determined that the Company was the primary beneficiary of variable interest entity in accordance with the provisions and guidance of FIN 46(R).
Minority interests includes approximately $233.0 million of units, including premiums of approximately $13.5 million and a fair market value adjustment of approximately $15.1 million (the “Units”), related to interests acquired in seven shopping center properties located throughout Puerto Rico during 2006. The properties were acquired through the issuance of approximately $158.6 million of non-convertible units, approximately $45.8 million of convertible units, the assumption of approximately $131.2 million of non-recourse debt and $116.3 million in cash. The Company is restricted from disposing of these assets, other than through a tax free transaction, until November 2015.
The Units consist of (i) approximately 81.8 million Preferred A Units par value $1.00 per unit, which pay the holder a return of 7.0% per annum on the Preferred A Par Value and are redeemable for cash by the holder at anytime after one year or callable by the Company any time after six months and contain a promote feature based upon an increase in net operating income of the properties capped at a 10.0% increase, (ii) 2,000 Class A Preferred Units, par value $10,000 per unit, which pay the holder a return equal to LIBOR plus 2.0% per annum on the Class A Preferred Par Value and are redeemable for cash by the holder at anytime after November 30, 2010, (iii) 2,627 Class B-1 Preferred Units, par value $10,000 per unit, which pay the holder a return equal to 7.0% per annum on the Class B-1 Preferred Par Value and are redeemable by the holder at anytime after November 30, 2010, for cash or at the Company’s option, shares of the Company’s common stock, equal to the Cash Redemption Amount, as defined, (iv) 5,673 Class B-2 Preferred Units, par value $10,000 per unit, which pay the holder a return equal to 7.0% per annum on the Class B-2 Preferred par value and are redeemable for cash by the holder at anytime after November 30, 2010 and (v) 640,001 Class C DownReit Units, valued at an issuance price of $30.52 per unit which pay the holder a return at a rate equal to the Company’s common stock dividend and are redeemable by the holder at anytime after November 30, 2010, for cash or at the Company’s option, shares of the Company’s common stock equal to the Class C Cash Amount, as defined.
Also included in Minority interests are approximately $41.6 million, including a discount of $0.3 million and a fair market value adjustment of $3.8 million, in redeemable units (the “Redeemable Units”), issued by the Company related to the acquisition of two shopping center properties located in Bay Shore and Centereach, NY during 2006. The properties were acquired through the issuance of $24.2 million of Redeemable Units, which are redeemable at the option of the holder; approximately $14.0 million of fixed rate Redeemable Units and the assumption of approximately $23.4 million of non-recourse debt. The Redeemable Units consist of (i) 13,963 Class A Units, par value $1,000 per unit, which pay the holder a return of 5% per annum of the Class A par value and are redeemable for cash by the holder at anytime after April 3, 2011 or callable by the Company anytime after April 3, 2016, and (ii) 647,758 Class B Units, valued at an issuance price of $37.24 per unit, which pay the holder a return at a rate equal to the Company’s common stock dividend and are redeemable by the holder at anytime after April 3, 2007 for cash or at the option of the Company for Common Stock at a ratio of 1:1, or callable by the Company anytime after April 3, 2026. The Company is restricted from disposing of these assets, other than through a tax free transaction, until April 2016 and April 2026 for the Centereach, NY, and Bay Shore, NY, assets, respectively.
Minority interests also includes 138,015 convertible units issued during 2006, by the Company, which are valued at approximately $5.3 million, including a fair market value adjustment of $0.3 million, related to an interest acquired in an office building located in Albany, NY. These units are redeemable at the option of the holder after one year for cash or at the option of the Company for the Company’s common stock at a ratio of 1:1. The holder is entitled to a distribution equal to the dividend rate of the Company’s common stock. The Company is restricted from disposing of these assets, other than through a tax free transaction, until January 2017.
Minority interests also includes approximately 4.8 million convertible units (the

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
“Convertible Units”) issued by the Company valued at $80.0 million related to an interest acquired in a shopping center property located in Daly City, CA, in 2002. The Convertible Units are convertible at a ratio of 1:1 into Common Stock and are entitled to a distribution equal to the dividend rate of the Company’s common stock multiplied by 1.1057.
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

	December 31,
	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amounts	Fair Value	Amounts	Fair Value
Marketable Securities	$202,659	$205,471	$206,452	$208,114

Notes Payable	$2,748,345	$2,762,751	$2,147,405	$2,172,031

Mortgages Payable	$567,917	$581,846	$315,336	$330,897
Mandatorily Redeemable Minority Interests (termination dates ranging from 2019 – 2027)	$1,263	$4,436	$1,782	$4,934
16. Financial Instruments — Derivatives and Hedging:
The Company is exposed to the effect of changes in interest rates, foreign currency exchange rate fluctuations and market value fluctuations of equity securities. The Company limits these risks by following established risk management policies and procedures including the use of derivatives.
The principal financial instruments generally used by the Company are interest rate swaps, foreign currency exchange forward contracts, cross currency swaps and equity warrant contracts. The Company, from time to time, hedges the future cash flows of its floating-rate debt instruments to reduce exposure to interest rate risk principally through interest rate swaps with major financial institutions.
During 2006, the Company entered into two interest rate swaps, with notional amounts of $21.5 million and $6.25 million, respectively. The interest rate swaps are designated as cash flow hedges and mature in 2016 and 2009, respectively. The change in fair value of the interest rate swaps representing unrealized losses recorded in OCI, as of December 31, 2006, was approximately $0.1 million.
As of December 31, 2005, the Company had foreign currency forward contracts designated as net investment hedges of its Canadian investments in real estate aggregating approximately CAD $5.2 million. During 2006, the Company settled its remaining CAD forward contracts. In addition, the Company had a cross currency interest rate swap with an aggregate notional amount of approximately MXP 82.4 million (approximately USD $7.6 million) designated as a hedge of its Mexican real estate investments at December 31, 2006 and 2005, respectively.
The Company has designated these foreign currency agreements as net investment hedges of the foreign currency exposure of its net investment in Canadian and Mexican real

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
estate operations. These agreements are highly effective in reducing the exposure to fluctuations in exchange rates. As such, gains and losses on these net investment hedges were reported in the same manner as a translation adjustment in accordance with SFAS No. 52, Foreign Currency Translation. During 2006 and 2005, respectively, $0.2 million and $0.7 million of unrealized losses and $0.3 and $3.2 million of unrealized gains were included in the cumulative translation adjustment relating to the Company’s net investment hedges of its Canadian and Mexican investments.
During 2001, the Company acquired warrants to purchase 2.5 million shares of common stock of a Canadian REIT. The Company designated the warrants as a cash flow hedge of the variability in expected future cash outflows upon purchasing the common stock. The change in fair value of the warrants representing unrealized gains was recorded in OCI. The net unrealized gains, since inception recorded in OCI as of December 31, 2004, were approximately $12.5 million. The Company exercised its warrants in October of 2004. During 2006, the Company sold 0.53 million shares of common stock of the Canadian REIT (2005: 0.2 million) resulting in a reclassification of $2.1 million of OCI balance to earnings as Other income, net (2005: $0.7 million).
The following tables summarize the notional values and fair values of the Company’s derivative financial instruments as of December 31, 2006 and 2005:

	As of December 31, 2006
	Notional			Fair Value
Hedge Type	Value	Rate	Maturity	(in millions USD)
MXP cross currency swap – net investment	MXP 82.4 million	7.227%	10/07	$0.10
Interest rate swaps – cash flow	$6.25 million - $21.5 million	6.455% - 6.669%	3/09 - 3/16	$(0.10)
Interest rate caps – marked to market	$53.8 million - $150 million	6.500%	7/09 - 8/08	$0.03

	As of December 31, 2005
	Notional			Fair Value
Hedge Type	Value	Rate	Maturity	(in millions USD)
Foreign currency forwards – net investment	CAD $5.2 million	1.4013%	7/06	($0.80)
MXP cross currency swap – net investment	MXP 82.4 million	7.227%	10/07	($0.20)
As of December 31, 2006 and 2005, respectively, these derivative instruments were reported at their fair value as other liabilities of ($0.1) million and ($1.0) million and other assets of $0.1 million and $0.0 million. The Company expects to reclassify to earnings less than $1.0 million of the current OCI balance during the next 12 months.
17. Preferred Stock, Common Stock and Convertible Unit Transactions:
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
During March 2006, the shareholders of Atlantic Realty Trust (“Atlantic Realty”) approved the proposed merger with the Company and the closing occurred on March 31, 2006. As consideration for this transaction, the Company issued Atlantic Realty shareholders 1,274,420 shares of Common Stock, excluding 748,510 shares of Common Stock that were to be received by the Company, at a price of $40.41 per share.
On September 25, 2006, Pan Pacific stockholders approved the proposed merger with the Company and the closing occurred on October 31, 2006. Under the terms of the merger

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
agreement, the Company agreed to acquire all of the outstanding shares of Pan Pacific for total merger consideration of $70.00 per share. As permitted under the merger agreement, the Company elected to issue $10.00 per share of the total merger consideration in the form of Common Stock. As such, the Company issued 9,185,847 shares of Common Stock valued at $407.7 million, which was based upon the average closing price of the Common Stock over the ten trading days immediately preceding the closing date.
During 2006, the Company acquired interests in seven shopping center properties located throughout Puerto Rico. The properties were acquired through the issuance of approximately $158.6 million of non-convertible units, approximately $45.8 million of convertible units, approximately $131.2 million of non-recourse debt and $116.3 million in cash.
The convertible units consist of (i) 2,627 Class B-1 Preferred Units, par value $10,000 per unit and 640,001 Class C DownREIT Units, valued at an issuance price of $30.52 per unit. Both the Class B-1 Units and the Class C DownREIT Units are redeemable by the holder at anytime after November 30, 2010 for cash or at the Company’s option, shares of the Company’s common stock.
The number of shares of Common Stock issued upon conversion of the Class B-1 Preferred Units would be equal to the Class B-1 Cash Redemption Amount, as defined, which ranges from $6,000 to $14,000 per Class B-1 Preferred Unit depending on the Common Stock’s Adjusted Current Trading Price, as defined, divided by the average daily market price for the 20 consecutive trading days immediately preceding the redemption date.
Prior to January 1, 2009, the number of shares of Common Stock issued upon conversion of the Class C DownREIT Units would be equal to the Class C Cash Amount which equals the number of Class C DownREIT Units being redeemed, multiplied by the Adjusted Current Trading Price, as defined. After January 1, 2009, if the Adjusted Current Trading Price is greater than $36.62 then the Class C Cash Amount shall be an amount equal to the Adjusted Current Trading Price per Class C DownREIT Unit. If the Adjusted Current Trading Price is greater than $24.41 but less than $36.62, then the Class C Cash Amount shall be an amount equal to $30.51 per Class C DownREIT Unit; or is less than $24.41, then the Class C Cash Amount shall be an amount per Class C DownREIT Unit equal to the Adjusted Current Trading Price Multiplied by 1.25.
During April 2006, the Company acquired interests in two shopping center properties, located in Bay Shore and Centereach, NY, valued at an aggregate $61.6 million. The properties were acquired through the issuance of units from a consolidated subsidiary and consist of approximately $24.2 million of Redeemable Units, which are redeemable at the option of the holder, approximately $14.0 million of fixed rate Redeemable Units and the assumption of approximately $23.4 million of non-recourse mortgage debt. The Company has the option to settle the redemption of the $24.2 million redeemable units with Common Stock, at a ratio of 1:1, or cash.
During June 2006, the Company acquired an interest in an office property, located in Albany, NY, valued at approximately $39.9 million. The property was acquired through the issuance of approximately $5.0 million of redeemable units from a consolidated subsidiary, which are redeemable at the option of the holder after one year, and the assumption of approximately $34.9 million of non-recourse mortgage debt. The Company has the option to settle the redemption with Common Stock, at a ratio of 1:1, or cash.
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
Voting Rights — As to any matter on which the Class F Preferred Stock, (“Preferred Stock”) may vote, including any action by written consent, each share of Preferred

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
Stock shall be entitled to 10 votes, each of which 10 votes may be directed separately by the holder thereof. With respect to each share of Preferred Stock, the holder thereof may designate up to 10 proxies, with each such proxy having the right to vote a whole number of votes (totaling 10 votes per share of Preferred Stock). As a result, each Class F Depositary Share is entitled to one vote.
Liquidation Rights — In the event of any liquidation, dissolution or winding up of the affairs of the Company, the Preferred Stock holders are entitled to be paid, out of the assets of the Company legally available for distribution to its stockholders, a liquidation preference of $250.00 per share ($25.00 per Class F Depositary Share), plus an amount equal to any accrued and unpaid dividends to the date of payment, before any distribution of assets is made to holders of the Company’s common stock or any other capital stock that ranks junior to the Preferred Stock as to liquidation rights.
During October 2002, the Company acquired an interest in a shopping center property located in Daly City, CA, valued at $80.0 million, through the issuance of approximately 4.8 million Convertible Units which are convertible at a ratio of 1:1 into the Company’s common stock. The unit holder has the right to convert the Convertible Units at any time after one year. In addition, the Company has the right to mandatorily require a conversion after ten years. If at the time of conversion the common stock price for the 20 previous trading days is less than $16.785 per share, the unit holder would be entitled to additional shares; however, the maximum number of additional shares is limited to 503,932 based upon a floor Common Stock price of $15.180. The Company has the option to settle the conversion in cash. Dividends on the Convertible Units are paid quarterly at the rate of the Company’s common stock dividend multiplied by 1.1057.
18. Supplemental Schedule of Non-Cash Investing/Financing Activities:
The following schedule summarizes the non-cash investing and financing activities of the Company for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Acquisition of real estate interests by issuance of Common Stock and/or assumption of debt	$1,627,058	$73,400	$151,987

Acquisition of real estate interest by issuance of redeemable units	$247,475	$—	$28,349

Disposition/transfer of real estate interest by assignment of downREIT units	$—	$4,236	$24,114

Acquisition of real estate interests through proceeds held in escrow	$140,802	$—	$69,681

Disposition/transfer of real estate interests by assignment of mortgage debt	$293,254	$166,108	$320,120

Proceeds held in escrow through sale of real estate interest	$39,210	$19,217	$9,688

Acquisition of real estate through the issuance of an unsecured obligation	$10,586	$—	$—

Notes received upon disposition of real estate interests	$—	$—	$6,277

Declaration of dividends paid in succeeding period	$93,222	$78,169	$71,497

Consolidation of FNC:
Increase in real estate and other assets	$—	$57,812	$—

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	2006	2005	2004
Increase in mortgage payable and other liabilities	$—	$57,812	$—

Consolidation of Kimsouth:
Increase in real estate and other assets	$28,377	$—	$—
Increase in mortgage payable and other liabilities	$28,377	$—	$—
19. Transactions with Related Parties:
The Company, along with its joint venture partner, provided KROP short-term interim financing for all acquisitions by KROP for which a mortgage was not in place at the time of closing. All such financing had maturities of less than one year and bore interest at rates ranging from LIBOR plus 2.0% to LIBOR plus 4.0%. As of December 31, 2006 and 2005, KROP had no outstanding short-term interim financing amounts due to GECRE or the Company. The Company earned approximately $61,000 and $24,000 during 2006 and 2005, respectively, related to such interim financing.
During 2006, the Company, along with its joint venture partner, provided Kimco Retail Opportunity Portfolio II (“KROP II”) short-term interim financing for all acquisitions by KROP II for which a mortgage was not in place at the time of closing. All such financing had maturities of less than one year and bore interest at a rate of LIBOR plus 2.0%. At December 31, 2006, KROP II had a total of approximately $22.2 million of outstanding short-term interim financing due to GECRE and the Company, of which the Company’s share is 50%. The Company earned approximately $248,000 during 2006, related to such interim financing.
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
In December 2004, in conjunction with the Price Legacy transaction, the Company, which holds a 15% non-controlling interest, provided the acquiring joint venture approximately $30.6 million of secured mezzanine financing. This interest-only loan bore interest at a fixed rate of 7.5% per annum payable monthly in arrears and was scheduled to mature in December 2006. The Company also provided PL Retail a secured short-term promissory note for approximately $8.2 million. This interest only note bore interest at LIBOR plus 4.5% and was scheduled to mature in June 2005. During 2005, this note was amended to bear interest at LIBOR plus 6.0% and is payable on demand. During 2006, PL Retail fully repaid the Company the mezzanine financing and the promissory note.
Reference is made to Note 7 for additional information regarding transactions with related parties.
20. Commitments and Contingencies:
The Company and its subsidiaries are primarily engaged in the operation of shopping centers which are either owned or held under long-term leases which expire at various dates through 2087. The Company and its subsidiaries, in turn, lease premises in these centers to tenants pursuant to lease agreements which provide for terms ranging generally from 5 to 25 years and for annual minimum rentals plus incremental rents based on operating expense levels and tenants’ sales volumes. Annual minimum rentals plus incremental rents based on operating expense levels comprised approximately 99% of total revenues from rental property for each of the three years ended December 31, 2006, 2005 and 2004.
The future minimum revenues from rental property under the terms of all non-cancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows (in millions): 2007, $436.5; 2008, $401.7; 2009, $363.5; 2010, $321.3; 2011, $276.5 and thereafter, $1,461.5.
Minimum rental payments under the terms of all non-cancelable operating leases pertaining to the Company’s shopping center portfolio for future years are

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
approximately as follows (in millions): 2007, $14.9; 2008, $14.8; 2009, $14.2; 2010, $12.4; 2011, $10.1 and thereafter, $175.8.
During October 2006, the Company completed the Pan Pacific merger, which had a total value of approximately $4.1 billion. Funding for this transaction was provided by approximately $1.3 billion of new individual non-recourse mortgage debt encumbering 51 properties, a $1.2 billion two year credit facility provided by a consortium of banks and guaranteed by the joint venture partners described below and the Company, the issuance of 9,185,847 shares of Common Stock valued at approximately $407.7 million, which was based upon the average closing price of Common Stock over the ten trading days immediately preceding the closing date, the assumption of approximately $630.0 million of unsecured bonds and approximately $289.4 million of existing non-recourse mortgage debt encumbering 23 properties and approximately $300.0 million in cash. With respect to the $1.2 billion guarantee by the Company, PREI, as defined below, guaranteed reimbursement to the Company of 85% of any guaranty payment the Company is obligated to make. The Company evaluated this guarantee in connection with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and determined that the impact did not have a material effect on the Company’s financial position or results of operations.
Immediately following the merger, the Company commenced its joint venture agreements with Prudential Real Estate Investors (“PREI”) through three separate accounts managed by PREI. In accordance with the joint venture agreements, all Pan Pacific assets and the respective non-recourse mortgage debt and the $1.2 billion credit facility mentioned above were transferred to the separate accounts. PREI contributed approximately $1.1 billion on behalf of institutional investors in three of its portfolios. The Company holds 15% non-controlling ownership interests in each of these joint ventures, collectively KimPru, with a total aggregate investment of approximately $194.8 million, and will account for these investments under the equity method of accounting. In addition, the Company will manage the portfolios and earn acquisition fees, leasing commissions, property management fees and construction management fees.
During 2006, an entity in which the Company has a preferred equity investment, located in Montreal, Canada, obtained a non-recourse construction loan, which is collateralized by the respective land and project improvements. Additionally, the Company has provided a guaranty to the lender and the developer partner has provided an indemnity to the Company for 25% of all debt. As of December 31, 2006, there was CAD $40.0 million (approximately USD $35.8 million) outstanding on this construction loan.
Additionally, during 2006, KROP obtained a one-year $15.0 million unsecured term loan, which bears interest at LIBOR plus 0.5%. This loan is guaranteed by the Company and GECRE has guaranteed reimbursement to the Company of 80% of any guaranty payment the Company is obligated to make.
The Company has issued letters of credit in connection with completion and repayment guarantees for construction loans encumbering certain of the Company’s ground-up development projects and guaranty of payment related to the Company’s insurance program. These letters of credit aggregate approximately $34.9 million.
In connection with the construction of its development projects and related infrastructure, certain public agencies require performance and surety bonds be posted to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of December 31, 2006, there were approximately $92.5 million bonds outstanding.
Additionally, the RioCan Venture, an entity in which the Company holds a 50% non-controlling interest, has a CAD $7.0 million (approximately USD $6.0 million) letter of credit facility. This facility is jointly guaranteed by RioCan and the Company and had approximately CAD $3.9 million (approximately USD $3.4 million) outstanding as of December 31, 2006, relating to various development projects.
During 2005, a joint venture entity in which the Company has a non-controlling interest

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
obtained a CAD $22.5 million (approximately USD $19.3 million) credit facility to finance the construction of a 0.1 million square foot shopping center located in Kamloops, B.C. This facility bears interest at the Canadian Prime Rate plus 0.5% per annum and is scheduled to mature in May 2007. The Company and its partner in this entity each have a limited and several guarantee of CAD $7.5 million (approximately USD $6.4 million) related to this facility. As of December 31, 2006, there was CAD $21.0 million (approximately USD $18.0 million) outstanding on this facility.
Additionally, during 2005, the Company acquired three operating properties and one land parcel, through joint ventures in which the Company holds 50% non-controlling interests. Subsequent to these acquisitions, the joint ventures obtained four one year term loans aggregating $20.4 million with interest rates ranging from LIBOR plus 0.50% to LIBOR plus 0.55%. During 2006, these term loans were extended for an additional year. These loans are jointly and severally guaranteed by the Company and the joint venture partner.
During 2005, PL Retail entered into a $39.5 million unsecured revolving credit facility, which bears interest at LIBOR plus 0.675% and was scheduled to mature in February 2007. During 2007, the loan was extended to February 2008 at a reduced rate of LIBOR plus 0.45%. This facility is guaranteed by the Company and the joint venture partner has guaranteed reimbursement to the Company of 85% of any guaranty payment the Company is obligated to make. As of December 31, 2006, there was $39.5 million outstanding under this facility.
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.
21. Incentive Plans:
The Company maintains a stock option plan (the “Plan”) pursuant to which a maximum of 42,000,000 shares of the Company’s common stock may be issued for qualified and non-qualified options. Options granted under the Plan generally vest ratably over a three or five-year term, expire ten years from the date of grant and are exercisable at the market price on the date of grant, unless otherwise determined by the Board at its sole discretion. In addition, the Plan provides for the granting of certain options to each of the Company’s non-employee directors (the “Independent Directors”) and permits such Independent Directors to elect to receive deferred stock awards in lieu of directors’ fees.
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
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing formula. The more significant assumptions underlying the determination of such fair values for options granted during 2006, 2005 and 2004 were as follows:

	Year Ended December 31,
	2006	2005	2004
Weighted average fair value of options granted	$5.55	$3.21	$2.14

Weighted average risk-free interest rates	4.72%	4.03%	3.30%

Weighted average expected option lives (in years)	6.50	4.80	3.72

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Year Ended December 31,
	2006	2005	2004
Weighted average expected volatility	17.70%	18.01%	16.69%
Weighted average expected dividend yield	4.39%	5.30%	5.59%
Information with respect to stock options under the Plan for the years ended December 31, 2006, 2005 and 2004, is as follows:

		Weighted-Average
		Exercise Price
	Shares	Per Share
Options outstanding, January 1, 2004	15,111,610	$15.62
Exercised	(3,379,748)	$13.63
Granted	3,887,500	$27.72
Forfeited	(379,790)	$19.25

Options outstanding, December 31, 2004	15,239,572	$19.06
Exercised	(2,963,910)	$14.23
Granted	2,515,200	$31.15
Forfeited	(239,566)	$23.59

Options outstanding, December 31, 2005	14,551,296	$22.06
Exercised	(2,196,947)	$17.80
Granted	2,805,650	$39.91
Forfeited	(366,406)	$28.13

Options outstanding, December 31, 2006	14,793,593	$25.93

Options exercisable -
December 31, 2004	8,135,762	$14.95

December 31, 2005	8,167,681	$17.63

December 31, 2006	8,826,881	$20.37

The exercise prices for options outstanding as of December 31, 2006, range from $9.46 to $46.88 per share. The weighted-average remaining contractual life for options outstanding as of December 31, 2006, was approximately 7.3 years. Options to purchase 5,969,396, 3,817,066, and 6,332,266 shares of the Company’s common stock were available for issuance under the Plan at December 31, 2006, 2005 and 2004, respectively.
Cash received from options exercised under the Plan was approximately $39.1 million, $42.2 million and $46.1 million for the years ended December 31, 2006, 2005, and 2004, respectively. The total intrinsic value of options exercised during 2006, 2005 and 2004 was approximately $42.2 million, $46.2 million, and $36.2 million, respectively.
The Company recognized stock options expense of $10.2 million, $4.6 million and $1.7 million for the years ended December 31, 2006, 2005, and 2004, respectively. As of December 31, 2006, the Company had $25.6 million of total unrecognized compensation cost related to unvested stock compensation granted under the Company’s Plan. That cost is expected to be recognized over a weighted average period of approximately 2.7 years.
The Company maintains a 401(k) retirement plan covering substantially all officers and employees, which permits participants to defer up to the maximum allowable amount determined by the Internal Revenue Service of their eligible compensation. This deferred compensation, together with Company matching contributions, which generally equal employee deferrals up to a maximum of 5% of their eligible compensation (capped at $170,000), is fully vested and funded as of December 31, 2006. The Company contributions to the plan were approximately $1.3 million, $1.1 million and $1.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.
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

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
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
Reconciliation between GAAP Net Income and Federal Taxable Income:
The following table reconciles GAAP net income to taxable income for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
	(Estimates)	(Actual)	(Actual)
GAAP net income	$427,000	$363,628	$297,137
Less: GAAP net income of taxable REIT subsidiaries	(33,795)	(21,666)	(19,396)

GAAP net income from REIT operations (a)	393,205	341,962	277,741
Net book depreciation in excess of tax depreciation	22,563	9,865	4,716
Deferred/prepaid/above and below market rents, net	(15,438)	(7,398)	(7,200)

Exercise of non-qualified stock options	(21,994)	(29,144)	(28,022)

Book/tax differences from investments in real estate joint ventures	(8,586)	(19,048)	(6,350)

Book/tax difference on sale of property	(50,164)	(14,181)	(18,799)

Valuation adjustment of foreign currency contracts	142	2,537	(21,697)

Book adjustment of property carrying values	650	—	7,116
Other book/tax differences, net	(11,586)	6,773	8,419

Adjusted taxable income subject to 90% dividend requirements	$308,792	$291,366	$215,924

Certain amounts in the prior periods have been reclassified to conform to the current year presentation.
(a) — All adjustments to “GAAP net income from REIT operations” are net of amounts attributable to minority interest and taxable REIT subsidiaries.
Reconciliation between Cash Dividends Paid and Dividends Paid Deductions (in thousands):
For the years ended December 31, 2006 and 2004 cash dividends paid exceeded the dividends paid deduction and amounted to $333,111 and $265,254, respectively. For the year ended December 31, 2005, cash dividends paid were equal to the dividend paid deduction and amounted to $293,345.
Characterization of Distributions:
The following characterizes distributions paid for the years ended December 31, 2006, 2005 and 2004, (in thousands):

	2006		2005		2004
Preferred Dividends
Ordinary income	$8,200	70%	$10,009	86%	$11,638	100%
Capital gain	3,438	30%	1,629	14%	—	—

	$11,638	100%	$11,638	100%	$11,638	100%

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	2006		2005		2004
Common Dividends
Ordinary income	$211,803	66%	$242,268	86%	$210,501	83%
Capital gain	89,856	28%	39,439	14%	—	—
Return of capital	19,255	6%	—	—	43,115	17%

	$320,914	100%	$281,707	100%	$253,616	100%

Total dividends distributed	$332,552		$293,345		$265,254

Taxable REIT Subsidiaries (“TRS”):
The Company is subject to federal, state and local income taxes on the income from its TRS activities, which include Kimco Realty Services (“KRS”), a wholly owned subsidiary of the Company and the consolidated entities of FNC, Kimsouth and Blue Ridge Real Estate Company/Big Boulder Corporation.
Income taxes have been provided for on the asset and liability method as required by SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of the TRS assets and liabilities.
The Company’s taxable income for book purposes and provision for income taxes relating to the Company’s TRS and taxable entities which have been consolidated for accounting reporting purposes, for the years ended December 31, 2006, 2005 and 2004, are summarized as follows (in thousands):

	2006	2005	2004
Income before income taxes	$54,522	$32,920	$27,716

Less provision for income taxes:
Federal	17,581	9,446	6,939
State and local	3,146	1,808	1,381

Total tax provision	20,727	11,254	8,320

GAAP net income from taxable REIT subsidiaries	$33,795	$21,666	$19,396

The Company’s deferred tax assets and liabilities at December 31, 2006 and 2005, were as follows (in millions):

	2006	2005
Deferred tax assets:
Operating losses	$97.3	$59.4
Other	17.3	16.3
Valuation allowance	(68.0)	(33.8)

Total deferred tax assets	46.6	41.9

Deferred tax liabilities	(8.6)	(12.8)

Net deferred tax assets	$38.0	$29.1

Deferred tax assets and deferred tax liabilities are included in the caption Other assets and Other liabilities on the accompanying Consolidated Balance Sheets at December 31, 2006 and 2005. Operating losses and the valuation allowance are due to the Company’s consolidation of FNC and Kimsouth for accounting and reporting purposes. At December 31, 2006, FNC had approximately $138.4 million of net operating loss carry forwards that expire from 2022 through 2025, with a tax value of approximately $54.0 million. A valuation allowance of $33.8 million has been established for a portion of these deferred tax assets. At December 31, 2006, Kimsouth had approximately $111.1 million of net operating loss carrying forwards that expire from 2021 to 2023, with a tax value of approximately $43.3 million. A valuation allowance for $34.2 million has been established for a portion of these deferred tax assets. Other deferred tax assets and deferred tax liabilities relate primarily to differences in the timing of the recognition of income/(loss) between the GAAP and tax basis of accounting for (i) real estate joint ventures, (ii) other real estate investments and (iii) other deductible temporary differences. The Company believes that, based on its operating strategy and consistent history of profitability, it is more likely than not that the net deferred tax assets of $38.0 million will be realized on future tax

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
returns, primarily from the generation of future taxable income.
The income tax provision differs from the amount computed by applying the statutory federal income tax rate to taxable income before income taxes as follows (in thousands):

	2006	2005	2004
Federal provision at statutory tax rate (35%)	$19,083	$11,522	$9,700

State and local taxes, net of federal benefit	3,544	2,140	1,801
Other	(1,900)	(2,408)	(3,181)

	$20,727	$11,254	$8,320

23. Supplemental Financial Information:
The following represents the results of operations, expressed in thousands except per share amounts, for each quarter during the years 2006 and 2005:

	2006 (Unaudited)
	Mar. 31	June 30	Sept. 30	Dec. 31
Revenues from rental property (1)	$138,107	$147,847	$150,673	$157,253

Net income	$96,195	$108,738	$91,427	$131,899

Net income per common share:
Basic	$.41	$.44	$.37	$.52
Diluted	$.40	$.43	$.36	$.51

	2005 (Unaudited)
	Mar. 31	June 30	Sept. 30	Dec. 31
Revenues from rental property (1)	$124,916	$122,443	$125,803	$132,396

Net income	$86,780	$83,837	$85,343	$107,668

Net income per common share:
Basic	$.37	$.36	$.36	$.46
Diluted	$.37	$.35	$.36	$.44

(1)	All periods have been adjusted to reflect the impact of operating properties sold during 2006 and 2005 and properties classified as held for sale as of December 31, 2006, which are reflected in the caption Discontinued operations on the accompanying Consolidated Statements of Income.
Accounts and notes receivable in the accompanying Consolidated Balance Sheets net of estimated unrecoverable amounts, were approximately $8.5 million at December 31, 2006 and 2005.
24. Pro Forma Financial Information (Unaudited):
As discussed in Notes 3, 4 and 5, the Company and certain of its subsidiaries acquired and disposed of interests in certain operating properties during 2006. The pro forma financial information set forth below is based upon the Company’s historical Consolidated Statements of Income for the years ended December 31, 2006 and 2005, adjusted to give effect to these transactions at the beginning of each year.
The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of operations for future periods. (Amounts presented in millions, except per share figures.)

KIMCO REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Year ended December 31,
	2006	2005
Revenues from rental property	$630.5	$601.0
Net income	$316.1	$247.6

Net income per common share:
Basic	$1.27	$1.04

Diluted	$1.24	$1.02

KIMCO REALTY CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For Years Ended December 31, 2006, 2005 and 2004
(in thousands)

			Adjustments
	Balance at	Charged	to
	beginning of	to	valuation		Balance at end
	period	expenses	accounts	Deductions	of period

Year Ended December 31, 2006 Allowance for uncollectable accounts	$8,500	$715	$—	($715)	$8,500
Allowance for deferred tax asset	$33,783	$—	$34,235	$—	$68,018

Year Ended December 31, 2005 Allowance for uncollectable accounts	$8,650	$1,296	$—	($1,446)	$8,500

Allowance for deferred tax asset	$—	$—	$33,783	$—	$33,783

Year Ended December 31, 2004 Allowance for uncollectable accounts	$9,650	$1,335	$—	($2,335)	$8,650

KIMCO REALTY CORPORATION AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2006

	INITIAL COST							TOTAL COST,		DATE OF
		BUILDING AND	SUBSEQUENT		BUILDINGS AND		ACCUMULATED	NET OF ACCUMULATED		CONSTRUCTION(C)
PROPERTIES	LAND	IMPROVEMENT	TO ACQUISITION	LAND	IMPROVEMENTS	TOTAL	DEPRECIATION	DEPRECIATION	ENCUMBRANCES	ACQUISITION(A)

KDI-GLENN SQUARE	3,306,779	—	14,117,647	3,306,779	14,117,647	17,424,426	—	17,424,426	—	2006	(C)
HOOVER	279,106	7,735,873	—	279,106	7,735,873	8,014,979	1,388,649	6,626,330	—	1999	(A)
KDI-MAIN STREET AT ANTHEM	7,305,430	—	(7,342,975)	—	(37,545)	(37,545)	—	(37,545)	—	2004	(C)
KDI-CHANDLER AUTO MALLS	9,318,595	—	(1,353,674)	7,313,506	651,415	7,964,921	—	7,964,921	—	2004	(C)
KDI-GILBERT, AZ	13,484,719	—	931,862	13,484,719	931,862	14,416,581	—	14,416,581	—	2006	(C)
KIMCO MESA 679, INC. AZ	2,915,000	11,686,291	1,648,831	2,915,000	13,335,122	16,250,122	2,916,226	13,333,897	—	1998	(A)
MESA RIVERVIEW	750,000	—	71,361,393	750,000	70,611,393	71,361,393	—	71,361,393	—	2005	(C)
MESA RIVERVIEW (AUTO OFFICE)	14,250,000	—	10,147,324	6,896,360	3,250,964	10,147,324	—	10,147,324	—	2005	(C)
KDI-ANA MARIANA POWER CENTER	30,043,645	—	457,016	30,043,645	457,016	30,500,661	—	30,500,661	—	2006	(C)
METRO SQUARE	4,101,017	16,410,632	731,478	4,101,017	17,142,110	21,243,127	4,490,123	16,753,004	—	1998	(A)
PEORIA CROSSING	7,212,588	—	(598,039)	161,583	1,320,131	1,481,714	—	1,481,714	—	2000	(C)
HAYDEN PLAZA NORTH	2,015,726	4,126,509	5,442,501	2,015,726	9,569,010	11,584,736	1,680,898	9,903,838	—	1998	(A)
PHOENIX, COSTCO	5,324,501	21,269,943	411,556	5,324,501	21,681,499	27,006,000	4,664,949	22,341,051	—	1998	(A)
PHOENIX	2,450,341	9,802,046	626,141	2,450,341	10,428,187	12,878,528	2,504,979	10,373,549	—	1997	(A)
KDI-ASANTE RETAIL CENTER	8,702,635	—	7,379,113	15,178,232	903,516	16,081,748	—	16,081,748	11,112,252	2004	(C)
ALHAMBRA, COSTCO	4,995,639	19,982,557	23,838	4,995,639	20,006,395	25,002,034	4,417,658	20,584,376	—	1998	(A)
MADISON PLAZA	5,874,396	23,476,190	121,916	5,874,396	23,598,106	29,472,502	5,194,196	24,278,306	—	1998	(A)
CHULA VISTA, COSTCO	6,460,743	25,863,153	11,674,917	6,460,743	37,538,070	43,998,813	6,153,451	37,845,362	—	1998	(A)
CORONA HILLS, COSTCO	13,360,965	53,373,453	938,162	13,360,965	54,311,615	67,672,580	11,973,725	55,698,855	—	1998	(A)
EAST AVENUE MARKET PLACE	1,360,457	3,055,127	—	1,360,457	3,266,687	4,627,144	847,286	3,779,859	2,239,861	2006	(A)
LABAND VILLAGE SC	5,600,000	11,709,367	52,368	5,600,000	13,554,533	19,154,533	791,416	18,363,117	9,421,689	2005	(A)
CUPERTINO VILLAGE	19,886,099	46,534,919	—	19,886,099	50,777,287	70,663,386	4,307,483	66,355,903	37,673,530	2006	(A)
ELK GROVE VILLAGE	1,770,000	7,470,136	—	1,770,000	8,037,998	9,807,997	1,843,427	7,964,570	2,360,180	2006	(A)
WATERMAN PLAZA	784,851	1,762,508	—	784,851	1,884,558	2,669,409	958,332	1,711,076	1,610,823	2006	(A)
GOLD COUNTRY CENTER	3,272,211	7,348,280	—	3,272,211	7,857,130	11,129,341	310,640	10,818,702	—	2006	(A)
LA MIRADA THEATRE CENTER	8,816,741	35,259,965	(7,645,005)	6,888,679	29,543,022	36,431,701	6,121,139	30,310,562	—	1998	(A)
YOSEMITE NORTH SHOPPING CTR	2,120,247	4,761,355	—	2,120,247	5,099,371	7,219,617	688,342	6,531,275	—	2006	(A)
RALEY’S UNION SQUARE	1,185,909	2,663,149	—	1,185,909	2,847,566	4,033,476	502,090	3,531,386	—	2006	(A)
SOUTH NAPA MARKET PLACE	1,100,000	22,159,086	—	1,100,000	28,912,086	30,012,086	1,496,202	28,515,883	—	2006	(A)
PLAZA DI NORTHRIDGE	12,900,000	40,574,842	58,946	12,900,000	47,138,712	60,038,712	2,913,446	57,125,266	30,312,269	2005	(A)
POWAY CITY CENTRE	5,854,585	13,792,470	5,848,839	7,247,814	19,794,075	27,041,889	1,248,919	25,792,969	—	2005	(A)
NORTH POINT PLAZA	1,299,733	2,918,760	—	1,299,733	3,125,967	4,425,700	812,012	3,613,689	—	2006	(A)
RED BLUFF SHOPPING CTR	1,410,936	3,168,485	—	1,410,936	3,393,421	4,804,358	599,204	4,205,153	—	2006	(A)
TYLER STREET	3,039,565	7,098,219	—	3,039,565	7,746,660	10,786,226	353,766	10,432,460	—	2006	(A)
THE CENTRE	3,403,724	13,625,899	229,311	3,403,724	14,487,961	17,891,685	2,518,036	15,373,649	7,188,887	1999	(A)
SANTA ANA, HOME DEPOT	4,592,364	18,345,257	—	4,592,364	18,345,257	22,937,621	4,031,904	18,905,717	—	1998	(A)
FULTON MARKET PLACE	2,966,018	6,920,710	13,991	2,966,018	6,934,701	9,900,719	471,956	9,428,763	—	2005	(A)
MARIGOLD SC	15,300,000	25,563,978	69,179	15,300,000	29,374,319	44,674,319	2,315,579	42,358,740	18,863,389	2005	(A)
TRUCKEE CROSSROADS	2,140,000	8,255,753	—	2,140,000	8,614,953	10,754,953	1,454,887	9,300,067	4,303,662	2006	(A)
WESTLAKE SHOPPING CENTER	16,174,307	64,818,562	53,540,787	16,174,307	118,359,350	134,533,656	7,042,158	127,491,498	—	2002	(A)
VILLAGE ON THE PARK	2,194,463	8,885,987	4,831,125	2,194,463	13,717,112	15,911,575	2,149,714	13,761,861	—	1998	(A)
AURORA QUINCY	1,148,317	4,608,249	212,313	1,148,317	4,820,562	5,968,879	1,081,782	4,887,097	—	1998	(A)
AURORA EAST BANK	1,500,568	6,180,103	160,719	1,500,568	6,340,822	7,841,390	1,440,236	6,401,154	—	1998	(A)
SPRING CREEK COLORADO	1,423,260	5,718,813	26,244	1,423,260	5,745,057	7,168,317	1,323,412	5,844,906	—	1998	(A)
DENVER WEST 38TH STREET	161,167	646,983	—	161,167	646,983	808,150	147,900	660,250	—	1998	(A)
ENGLEWOOD PHAR MOR	805,837	3,232,650	137,553	805,837	3,370,203	4,176,040	749,509	3,426,532	—	1998	(A)
FORT COLLINS	1,253,497	7,625,278	92,777	1,253,497	7,718,055	8,971,552	1,336,053	7,635,498	2,686,974	2000	(A)
HERITAGE WEST	1,526,576	6,124,074	141,245	1,526,576	6,265,319	7,791,895	1,418,552	6,373,343	—	1998	(A)
WEST FARM SHOPPING CENTER	5,805,969	23,348,024	415,114	5,805,969	23,763,138	29,569,107	5,097,758	24,471,349	—	1998	(A)
FARMINGTON PLAZA	433,713	1,211,800	1,585,527	433,713	2,797,327	3,231,040	37,522	3,193,518	524,641	2005	(A)
N.HAVEN, HOME DEPOT	7,704,968	30,797,640	319,211	7,704,968	31,116,851	38,821,819	6,784,715	32,037,104	—	1998	(A)
SOUTHINGTON PLAZA	376,256	1,055,168	298,889	376,256	1,354,057	1,730,312	35,637	1,694,675	524,641	2005	(A)
WATERBURY	2,253,078	9,017,012	288,016	2,253,078	9,305,028	11,558,106	3,097,639	8,460,466	—	1993	(A)
DOVER	122,741	66,738	4,800,180	3,024,375	1,965,285	4,989,659	1,258	4,988,402	—	2003	(A)
ELSMERE	—	3,185,642	—	—	3,185,642	3,185,642	3,185,641	0	—	1979	(C)
ALTAMONTE SPRINGS	770,893	3,083,574	167,155	770,893	3,250,729	4,021,622	884,992	3,136,630	—	1995	(A)
BOCA RATON	573,875	2,295,501	1,366,142	573,875	3,661,643	4,235,518	1,379,695	2,855,823	—	1992	(A)
BRADENTON	125,000	299,253	333,571	125,000	632,824	757,824	417,506	340,317	—	1968	(C)
BAYSHORE GARDENS, BRADENTON FL	2,901,000	11,738,955	460,115	2,901,000	12,199,070	15,100,070	2,722,353	12,377,717	—	1998	(A)
BRADENTON PLAZA	527,026	765,252	13,879	527,026	779,132	1,306,157	29,116	1,277,041	—	2005	(A)
CORAL SPRINGS	710,000	2,842,907	3,245,002	710,000	6,087,909	6,797,909	1,642,801	5,155,108	—	1994	(A)

	INITIAL COST							TOTAL COST,		DATE OF
		BUILDING AND	SUBSEQUENT		BUILDINGS AND		ACCUMULATED	NET OF ACCUMULATED		CONSTRUCTION(C)
PROPERTIES	LAND	IMPROVEMENT	TO ACQUISITION	LAND	IMPROVEMENTS	TOTAL	DEPRECIATION	DEPRECIATION	ENCUMBRANCES	ACQUISITION(A)
CORAL SPRINGS	1,649,000	6,626,301	219,424	1,649,000	6,845,725	8,494,725	1,572,377	6,922,348	—	1997	(A)
CURLEW CROSSING S.C.	5,315,955	12,529,467	30,000	5,315,955	13,693,537	19,009,492	829,780	18,179,712	—	2005	(A)
EAST ORLANDO	491,676	1,440,000	2,930,067	1,007,882	3,853,861	4,861,743	2,209,085	2,652,658	—	1971	(C)
FERN PARK	225,000	902,000	3,025,821	225,000	3,927,821	4,152,821	2,102,649	2,050,172	—	1968	(C)
REGENCY PLAZA	2,410,000	9,671,160	388,193	2,410,000	10,059,353	12,469,353	1,811,085	10,658,267	—	1999	(A)
FLINT PLAZA	11,585,549	1,355,467	5,981,890	11,130,783	7,792,122	18,922,906	—	18,922,906	14,710,134	2005	(C)
SHOPPES AT AMELIA CONCOURSE	7,600,000	—	7,053,650	1,566,552	13,087,098	14,653,650	—	14,653,650	—	2003	(C)
AVENUES WALKS	26,984,546	—	5,625,805	33,895,717	507,842	34,403,559	—	34,403,559	—	2005	(C)
KISSIMMEE	1,328,536	5,296,652	1,155,116	1,328,536	6,451,768	7,780,304	1,935,919	5,844,385	—	1996	(A)
LAUDERDALE LAKES	342,420	2,416,645	3,331,150	342,420	5,747,795	6,090,215	3,732,030	2,358,184	—	1968	(C)
MERCHANTS WALK	2,580,816	10,366,090	650,218	2,580,816	11,016,308	13,597,125	1,520,184	12,076,941	—	2001	(A)
LARGO	293,686	792,119	1,226,846	293,686	2,018,965	2,312,651	1,760,590	552,062	—	1968	(C)
LEESBURG	—	171,636	193,651	—	365,287	365,287	282,773	82,514	—	1969	(C)
LARGO EAST BAY	2,832,296	11,329,185	1,312,083	2,832,296	12,641,268	15,473,564	5,305,674	10,167,891	—	1992	(A)
LAUDERHILL	1,002,733	2,602,415	11,005,853	1,774,443	12,836,558	14,611,001	6,988,296	7,622,706	—	1974	(C)
THE GROVES	2,606,246	5,989,072	—	2,606,246	6,533,981	9,140,227	262,838	8,877,390	—	2006	(A)
MELBOURNE	—	1,754,000	3,071,347	—	4,825,347	4,825,347	2,338,349	2,486,999	—	1968	(C)
GROVE GATE	365,893	1,049,172	1,207,100	365,893	2,256,272	2,622,165	1,735,989	886,176	—	1968	(C)
NORTH MIAMI	732,914	4,080,460	10,758,731	732,914	14,839,191	15,572,105	6,157,482	9,414,622	—	1985	(A)
MILLER ROAD	1,138,082	4,552,327	1,795,567	1,138,082	6,347,894	7,485,976	5,048,237	2,437,739	—	1986	(A)
MARGATE	2,948,530	11,754,120	3,282,235	2,948,530	15,036,355	17,984,885	4,666,947	13,317,938	—	1993	(A)
MT. DORA	1,011,000	4,062,890	139,971	1,011,000	4,202,861	5,213,861	991,026	4,222,835	—	1997	(A)
PLANTATION CROSSING	7,524,800	—	6,723,720	7,312,496	8,312,082	15,624,578	—	15,624,578	—	2005	(C)
ORLANDO	923,956	3,646,904	1,903,145	1,172,119	5,301,886	6,474,005	1,664,269	4,809,736	—	1995	(A)
RENAISSANCE CENTER	9,104,379	36,540,873	4,646,372	9,104,379	41,187,245	50,291,624	10,346,020	39,945,603	—	1998	(A)
SAND LAKE	3,092,706	12,370,824	1,652,055	3,092,706	14,022,879	17,115,585	4,375,027	12,740,559	—	1994	(A)
ORLANDO	560,800	2,268,112	3,105,465	580,030	5,354,347	5,934,377	1,194,408	4,739,969	—	1996	(A)
OCALA	1,980,000	7,927,484	3,646,930	1,980,000	11,574,414	13,554,414	2,597,629	10,956,785	—	1997	(A)
POMPANO BEACH	97,169	874,442	1,447,922	97,169	2,322,364	2,419,533	1,431,352	988,181	—	1968	(C)
ST. PETERSBURG	—	917,360	984,890	—	1,902,250	1,902,250	791,756	1,110,494	—	1968	(C)
TUTTLE BEE SARASOTA	254,961	828,465	1,747,305	254,961	2,575,770	2,830,731	1,847,936	982,795	—	1970	(C)
SOUTH EAST SARASOTA	1,283,400	5,133,544	3,448,652	1,440,264	8,425,332	9,865,596	3,372,812	6,492,785	—	1989	(A)
SANFORD	1,832,732	9,523,261	5,792,853	1,832,732	15,316,114	17,148,846	6,512,738	10,636,107	—	1989	(A)
STUART	2,109,677	8,415,323	512,225	2,109,677	8,927,548	11,037,225	2,818,396	8,218,829	—	1994	(A)
SOUTH MIAMI	1,280,440	5,133,825	2,779,817	1,280,440	7,913,642	9,194,082	2,093,093	7,100,989	—	1995	(A)
TAMPA	5,220,445	16,884,228	2,056,968	5,220,445	18,941,196	24,161,641	3,538,408	20,623,232	—	1997	(A)
VILLAGE COMMONS S.C.	2,192,331	8,774,158	570,782	2,192,331	9,344,940	11,537,271	1,885,063	9,652,207	—	1998	(A)
MISSION BELL SHOPPING CENTER	5,056,426	11,843,119	1,496,650	5,067,033	14,407,866	19,474,899	2,812,464	16,662,435	—	2004	(A)
WEST PALM BEACH	550,896	2,298,964	875,172	550,896	3,174,136	3,725,032	818,773	2,906,258	—	1995	(A)
THE SHOPS AT WEST MELBOURNE	2,200,000	8,829,541	3,712,903	2,200,000	12,542,444	14,742,444	2,451,766	12,290,677	—	1998	(A)
AUGUSTA	1,482,564	5,928,122	2,135,086	1,482,564	8,063,208	9,545,772	1,894,670	7,651,101	—	1995	(A)
SAVANNAH	2,052,270	8,232,978	1,224,027	2,052,270	9,457,005	11,509,275	3,149,729	8,359,546	—	1993	(A)
SAVANNAH	652,255	2,616,522	481,673	652,255	3,098,195	3,750,450	839,018	2,911,431	—	1995	(A)
KIHEI CENTER	3,406,707	7,663,360	—	3,406,707	8,206,468	11,613,175	2,128,350	9,484,825	—	2006	(A)
CLIVE	500,525	2,002,101	—	500,525	2,002,101	2,502,626	560,418	1,942,208	—	1996	(A)
KDI-METRO CROSSING	3,013,647	—	1,923,942	3,013,647	1,923,942	4,937,589	—	4,937,589	—	2006	(C)
SOUTHDALE SHOPPING CENTER	1,720,330	6,916,294	2,709,610	1,720,330	9,625,904	11,346,234	1,536,471	9,809,764	3,675,843	1999	(A)
DES MOINES	500,525	2,559,019	37,079	500,525	2,596,098	3,096,623	706,213	2,390,410	—	1996	(A)
DUBUQUE	—	2,152,476	10,848	—	2,163,324	2,163,324	506,110	1,657,214	—	1997	(A)
WATERLOO	500,525	2,002,101	2,869,100	500,525	4,871,201	5,371,726	1,008,709	4,363,017	—	1996	(A)
TREASURE VALLEY MARKETPLACE	—	—	16,539,451	2,223,568	17,033,923	19,257,490	—	19,257,490	—	2005	(C)
NAMPA (HORSHAM) FUTURE DEV.	6,501,240	—	5,092,116	11,553,014	187,852	11,740,866	—	11,740,866	—	2005	(C)
ALTON, BELTLINE HWY	329,532	1,987,981	59,934	329,532	2,047,915	2,377,447	809,720	1,567,727	—	1998	(A)
AURORA, N. LAKE	2,059,908	9,531,721	232,059	2,059,908	9,763,780	11,823,688	2,055,934	9,767,754	—	1998	(A)
KRC ARLINGTON HEIGHT	1,983,517	9,178,272	(5,168,281)	1,983,517	4,009,991	5,993,508	1,665,573	4,327,935	—	1998	(A)
BLOOMINGTON	805,521	2,222,353	5,163,864	805,521	7,386,217	8,191,738	4,254,545	3,937,193	—	1972	(C)
BELLEVILLE, WESTFIELD PLAZA	—	5,372,253	—	—	5,372,253	5,372,253	1,159,275	4,212,978	—	1998	(A)
BRADLEY	500,422	2,001,687	—	500,422	2,001,687	2,502,109	651,510	1,850,599	—	1996	(A)
CALUMET CITY	1,479,217	8,815,760	13,376,133	1,479,217	22,191,893	23,671,110	2,322,081	21,349,030	—	1997	(A)
COUNTRYSIDE	—	4,770,671	1,137,295	1,101,670	4,806,296	5,907,966	1,094,981	4,812,985	—	1997	(A)
CARBONDALE	—	500,000	—	—	500,000	500,000	102,564	397,436	—	1997	(A)
CHICAGO	—	2,687,046	633,471	—	3,320,517	3,320,517	701,916	2,618,602	—	1997	(A)
CHAMPAIGN, NEIL ST.	230,519	1,285,460	82,606	230,519	1,368,066	1,598,585	269,928	1,328,657	—	1998	(A)
ELSTON	1,010,375	5,692,211	—	1,010,375	5,692,211	6,702,586	1,216,069	5,486,517	—	1997	(A)
S. CICERO	—	1,541,560	149,203	—	1,690,763	1,690,763	399,526	1,291,237	—	1997	(A)
CRYSTAL LAKE, NW HWY	179,964	1,025,811	317,841	180,269	1,343,347	1,523,616	263,230	1,260,385	—	1998	(A)
CRYSTAL LAKE PLAZA	353,768	—	156,133	353,768	1,340,821	1,694,589	21,572	1,673,016	—	2005	(A)

	INITIAL COST							TOTAL COST,		DATE OF
		BUILDING AND	SUBSEQUENT		BUILDINGS AND		ACCUMULATED	NET OF ACCUMULATED		CONSTRUCTION(C)
PROPERTIES	LAND	IMPROVEMENT	TO ACQUISITION	LAND	IMPROVEMENTS	TOTAL	DEPRECIATION	DEPRECIATION	ENCUMBRANCES	ACQUISITION(A)
BUTTERFIELD SQUARE	1,601,960	6,637,926	299,681	1,603,277	6,936,290	8,539,567	1,895,323	6,644,245	—	1998	(A)
DOWNERS PARK PLAZA	2,510,455	10,164,494	613,196	2,510,455	10,777,690	13,288,145	2,218,478	11,069,667	—	1999	(A)
DOWNER GROVE	811,778	4,322,956	1,716,868	811,778	6,039,824	6,851,602	1,134,099	5,717,503	—	1997	(A)
ELGIN	842,555	2,108,674	2,153,483	842,555	4,262,157	5,104,712	2,900,791	2,203,921	—	1972	(C)
FOREST PARK	—	2,335,884	—	—	2,335,884	2,335,884	554,164	1,781,720	—	1997	(A)
FAIRVIEW HTS, BELLVILLE RD.	—	11,866,880	1,856,567	—	13,723,447	13,723,447	2,748,135	10,975,312	—	1998	(A)
GENEVA	500,422	12,917,712	64,567	500,422	12,982,279	13,482,701	2,919,208	10,563,493	9,127,530	1996	(A)
LAKE ZURICH PLAZA	233,698	1,265,023	85,631	233,698	1,350,654	1,584,352	22,646	1,561,706	—	2005	(A)
MATTERSON	950,515	6,292,319	10,513,842	950,515	16,806,161	17,756,676	2,603,909	15,152,766	—	1997	(A)
MT. PROSPECT	1,017,345	6,572,176	3,557,866	1,017,345	10,130,042	11,147,387	2,016,348	9,131,039	—	1997	(A)
MUNDELEIN, S. LAKE	1,127,720	5,826,129	42,333	1,129,634	5,866,548	6,996,182	1,259,516	5,736,666	—	1998	(A)
NORRIDGE	—	2,918,315	—	—	2,918,315	2,918,315	686,670	2,231,645	—	1997	(A)
NAPERVILLE	669,483	4,464,998	70,678	669,483	4,535,676	5,205,159	1,011,199	4,193,960	—	1997	(A)
NAPERVILLE PLAZA	239,486	—	102,631	239,486	1,255,084	1,494,570	19,362	1,475,208	—	2005	(A)
OTTAWA	137,775	784,269	506,179	137,775	1,290,448	1,428,223	967,991	460,231	—	1970	(C)
ORLAND PARK, S. HARLEM	476,972	2,764,775	1,178,170	476,972	3,942,945	4,419,917	731,273	3,688,644	—	1998	(A)
OAK LAWN	1,530,111	8,776,631	246,192	1,530,111	9,022,823	10,552,934	2,044,022	8,508,912	14,142,584	1997	(A)
OAKBROOK TERRACE	1,527,188	8,679,108	2,972,827	1,527,188	11,651,935	13,179,123	2,251,462	10,927,661	—	1997	(A)
PEORIA	—	5,081,290	2,372,084	—	7,453,374	7,453,374	1,425,092	6,028,282	—	1997	(A)
FREESTATE BOWL	343,723	1,129,198	(311,854)	252,723	998,099	1,250,822	267,229	983,593	—	2003	(A)
ROUND LAKE BEACH PLAZA	790,129	1,634,148	230,085	790,129	1,864,232	2,654,361	64,060	2,590,302	—	2005	(A)
SKOKIE	—	2,276,360	9,488,383	2,628,440	9,136,303	11,764,743	1,344,855	10,419,888	7,653,438	1997	(A)
KRC STREAMWOOD	181,962	1,057,740	181,885	181,962	1,239,625	1,421,587	246,599	1,174,988	—	1998	(A)
WOODGROVE FESTIVAL	5,049,149	20,822,993	1,839,352	5,049,149	22,662,345	27,711,494	4,876,207	22,835,288	—	1998	(A)
WAUKEGAN	203,427	1,161,847	37,012	203,772	1,198,514	1,402,286	240,147	1,162,139	—	1998	(A)
WAUKEGAN PLAZA	349,409	883,975	137,657	349,409	1,021,632	1,371,041	12,609	1,358,431	—	2005	(A)
PLAZA EAST	1,236,149	4,944,597	2,820,843	1,140,849	7,860,740	9,001,589	1,947,136	7,054,453	—	1995	(A)
GREENWOOD	423,371	1,883,421	1,810,529	423,371	3,693,950	4,117,321	2,385,117	1,732,204	—	1970	(C)
GRIFFITH	—	2,495,820	981,912	1,001,100	2,476,632	3,477,732	593,845	2,883,887	—	1997	(A)
LAFAYETTE	230,402	1,305,943	158,525	230,402	1,464,468	1,694,870	1,493,542	201,328	—	1971	(C)
LAFAYETTE	812,810	3,252,269	3,915,570	2,379,198	5,601,451	7,980,649	937,481	7,043,168	—	1997	(A)
KIMCO LAFAYETTE MARKET PLACE	4,184,000	16,752,165	243,806	4,184,000	16,995,971	21,179,971	3,827,418	17,352,553	—	1998	(A)
KRC MISHAWAKA 895	378,088	1,999,079	642	378,730	1,999,079	2,377,809	430,561	1,947,248	—	1998	(A)
MERRILLVILLE PLAZA	197,415	765,630	105,180	197,415	870,810	1,068,225	13,444	1,054,781	—	2005	(A)
SOUTH BEND, S. HIGH ST.	183,463	1,070,401	196,858	183,463	1,267,259	1,450,722	249,032	1,201,690	—	1998	(A)
OVERLAND PARK	1,183,911	6,335,308	142,374	1,185,906	6,475,687	7,661,593	1,352,678	6,308,915	—	1998	(A)
BELLEVUE	405,217	1,743,573	138,965	405,217	1,882,538	2,287,755	1,788,306	499,449	—	1976	(A)
FLORENCE PLAZA	176,796	678,383	61,761	176,796	740,144	916,941	15,260	901,680	—	2005	(A)
LEXINGTON	1,675,031	6,848,209	5,179,737	1,551,079	12,151,898	13,702,977	3,972,287	9,730,690	—	1993	(A)
PADUCAH MALL, KY	—	1,047,281	(123,196)	—	924,085	924,085	287,189	636,896	—	1998	(A)
HAMMOND AIR PLAZA	3,813,873	15,260,609	1,700,209	3,813,873	16,960,818	20,774,691	4,008,532	16,766,159	—	1997	(A)
KIMCO HOUMA 274, LLC	1,980,000	7,945,784	146,784	1,980,000	8,092,568	10,072,568	1,483,146	8,589,422	—	1999	(A)
LAFAYETTE	2,115,000	8,508,218	9,209,638	3,678,274	16,154,581	19,832,856	3,396,792	16,436,064	—	1997	(A)
GREAT BARRINGTON	642,170	2,547,830	7,042,117	751,124	9,480,993	10,232,117	2,306,238	7,925,879	—	1994	(A)
SHREWSBURY SHOPPING CENTER	1,284,168	5,284,853	4,506,918	1,284,168	9,791,771	11,075,939	1,426,249	9,649,690	—	2000	(A)
CLUB CENTRE AT PIKESVILLE	1,630,003	5,354,041	(67,088)	1,626,003	5,716,588	7,342,591	963,013	6,379,578	4,925,190	2003	(A)
WILDE LAKE	1,468,038	5,869,862	93,315	1,468,038	5,963,177	7,431,214	730,641	6,700,574	—	2002	(A)
LYNX LANE	1,019,035	4,091,894	85,071	1,019,035	4,176,965	5,196,000	530,563	4,665,437	—	2002	(A)
CLINTON BANK BUILDING	141,964	466,369	(200,070)	82,964	362,370	445,335	145,003	300,331	—	2003	(A)
CLINTON BOWL	39,779	130,716	(6,141)	38,779	135,963	174,742	62,263	112,479	—	2003	(A)
VILLAGES AT URBANA	3,190,074	6,067	8,562,954	4,828,774	6,930,322	11,759,096	—	11,759,096	—	2003	(A)
GAITHERSBURG	244,890	6,787,534	264,386	244,890	7,051,920	7,296,810	1,263,721	6,033,089	—	1999	(A)
HAGERSTOWN	541,389	2,165,555	2,064,346	541,389	4,229,901	4,771,290	2,310,698	2,460,592	—	1973	(C)
SHAWAN PLAZA	4,500,000	21,859,285	(2,815,081)	4,466,000	20,764,459	25,230,459	3,111,073	22,119,386	12,783,946	2003	(A)
LAUREL	349,562	1,398,250	1,017,085	349,562	2,415,335	2,764,897	829,917	1,934,980	—	1995	(A)
LAUREL	274,580	1,100,968	283,421	274,580	1,384,389	1,658,969	1,238,294	420,675	—	1972	(C)
SOUTHWEST MIXED USE PROPERTY	403,034	1,325,126	173,667	361,034	1,646,035	2,007,069	648,604	1,358,465	—	2003	(A)
NORTH EAST STATION	—	—	869,385	869,385	—	869,385	—	869,385	—	2003	(A)
OWINGS MILLS PLAZA	303,911	1,370,221	42,483	303,911	1,412,704	1,716,615	33,707	1,682,908	—	2005	(A)
PERRY HALL	3,733,309	12,245,774	(843,035)	3,339,309	11,839,740	15,179,048	2,002,237	13,176,811	5,274,165	2003	(A)
TIMONIUM SHOPPING CENTER	6,000,000	24,282,998	6,897,299	7,331,195	32,185,642	39,516,837	7,410,134	32,106,703	9,165,899	2003	(A)
WALDORF BOWL	225,099	739,362	25,548	235,099	813,688	1,048,787	151,905	896,882	—	2003	(A)
WALDORF FIRESTONE	73,127	240,625	(54,099)	57,127	221,621	278,748	42,958	235,791	—	2003	(A)
BANGOR, ME	403,833	1,622,331	93,752	403,833	1,716,083	2,119,916	219,039	1,900,878	—	2001	(A)
MALLSIDE PLAZA	6,930,996	16,172,325	—	6,930,996	17,650,938	24,581,935	476,784	24,105,150	—	2006	(A)
CLAWSON	1,624,771	6,578,142	2,788,198	1,624,771	9,366,340	10,991,111	2,846,947	8,144,164	—	1993	(A)
WHITE LAKE	2,300,050	9,249,607	1,684,082	2,300,050	10,933,689	13,233,739	2,915,470	10,318,269	—	1996	(A)

	INITIAL COST							TOTAL COST,		DATE OF
		BUILDING AND	SUBSEQUENT		BUILDINGS AND		ACCUMULATED	NET OF ACCUMULATED		CONSTRUCTION(C)
PROPERTIES	LAND	IMPROVEMENT	TO ACQUISITION	LAND	IMPROVEMENTS	TOTAL	DEPRECIATION	DEPRECIATION	ENCUMBRANCES	ACQUISITION(A)
CANTON TWP PLAZA	163,740	926,150	334,254	163,740	1,260,403	1,424,144	19,293	1,404,851	—	2005	(A)
CLINTON TWP PLAZA	175,515	714,279	56,952	175,515	771,231	946,746	22,230	924,516	—	2005	(A)
DEARBORN HEIGHTS PLAZA	162,319	497,791	(59,383)	135,889	464,839	600,728	12,450	588,278	—	2005	(A)
FARMINGTON	1,098,426	4,525,723	2,889,118	1,098,426	7,414,841	8,513,267	2,090,319	6,422,948	—	1993	(A)
GRAND RAPIDS PLAZA	74,898	429,076	34,050	74,898	463,126	538,025	30,959	507,065	—	2005	(A)
LIVONIA	178,785	925,818	812,303	178,785	1,738,121	1,916,906	763,546	1,153,360	—	1968	(C)
LANSING PLAZA	245,014	406,349	102,534	245,014	508,883	753,897	11,032	742,865	—	2005	(A)
MUSKEGON	391,500	958,500	825,035	391,500	1,783,535	2,175,035	1,488,281	686,754	—	1985	(A)
OKEMOS PLAZA	166,706	591,193	134,569	166,706	725,762	892,468	10,032	882,436	1,094,978	2005	(A)
TAYLOR	1,451,397	5,806,263	275,289	1,451,397	6,081,552	7,532,949	2,012,126	5,520,824	—	1993	(A)
WALKER	3,682,478	14,730,060	1,919,480	3,682,478	16,649,540	20,332,018	5,297,052	15,034,966	—	1993	(A)
EDEN PRAIRIE PLAZA	882,596	911,373	132,722	882,596	1,044,094	1,926,690	23,756	1,902,934	—	2005	(A)
FOUNTAINS AT ARBOR LAKES	28,585,296	66,699,024	—	28,585,296	72,797,220	101,382,516	—	101,382,516	—	2006	(A)
ROSEVILLE PLAZA	132,842	957,340	257,487	132,842	1,214,827	1,347,669	19,734	1,327,936	—	2005	(A)
ST. PAUL PLAZA	699,916	623,966	149,427	699,916	773,393	1,473,310	12,469	1,460,841	—	2005	(A)
BRIDGETON	—	2,196,834	—	—	2,196,834	2,196,834	521,075	1,675,759	—	1997	(A)
CREVE COEUR, WOODCREST/OLIVE	1,044,598	5,475,623	615,905	960,813	6,175,312	7,136,126	1,306,574	5,829,551	—	1998	(A)
CRYSTAL CITY, MI	—	234,378	—	—	234,378	234,378	49,199	185,179	—	1997	(A)
INDEPENDENCE, NOLAND DR.	1,728,367	8,951,101	106,779	1,731,300	9,054,947	10,786,247	1,946,308	8,839,939	—	1998	(A)
NORTH POINT SHOPPING CENTER	1,935,380	7,800,746	243,325	1,935,380	8,044,071	9,979,451	1,642,062	8,337,389	6,876,989	1998	(A)
KIRKWOOD	—	9,704,005	10,644,466	—	20,348,471	20,348,471	4,499,026	15,849,445	—	1998	(A)
KANSAS CITY	574,777	2,971,191	246,276	574,777	3,217,467	3,792,244	741,642	3,050,603	—	1997	(A)
LEMAY	125,879	503,510	3,271,994	451,155	3,450,228	3,901,383	642,690	3,258,693	—	1974	(C)
GRAVOIS	1,032,416	4,455,514	10,766,773	1,032,416	15,222,287	16,254,703	6,011,879	10,242,825	—	1972	(C)
ST. CHARLES-UNDERDEVELOPED LAND, MO	431,960	—	1,190,814	863,920	758,855	1,622,774	112,813	1,509,961	—	1998	(A)
SPRINGFIELD	2,745,595	10,985,778	5,020,854	2,904,022	15,848,205	18,752,227	4,258,397	14,493,830	—	1994	(A)
KMART PARCEL	905,674	3,666,386	4,933,942	905,674	8,600,328	9,506,002	929,021	8,576,981	2,711,372	2002	(A)
KRC ST. CHARLES	—	550,204	—	—	550,204	550,204	112,862	437,341	—	1998	(A)
ST. LOUIS, CHRISTY BLVD.	809,087	4,430,514	1,574,193	809,087	6,004,707	6,813,794	1,067,753	5,746,041	—	1998	(A)
OVERLAND	—	4,928,677	723,008	—	5,651,685	5,651,685	1,228,803	4,422,882	—	1997	(A)
ST. LOUIS	—	5,756,736	509,242	—	6,265,978	6,265,978	1,431,399	4,834,579	—	1997	(A)
ST. LOUIS	—	2,766,644	93,298	—	2,859,942	2,859,942	665,321	2,194,621	—	1997	(A)
ST. PETERS	1,182,194	7,423,459	6,973,151	1,053,694	14,525,110	15,578,804	4,272,381	11,306,423	—	1997	(A)
SPRINGFIELD,GLENSTONE AVE.	—	608,793	1,706,851	—	2,315,644	2,315,644	364,074	1,951,570	—	1998	(A)
KDI-TURTLE CREEK	11,535,281	—	30,998,666	9,429,577	31,281,970	40,711,547	—	40,711,547	30,866,914	2004	(C)
BURLINGTON COMMERCE PARK	1,330,894	—	(237,042)	1,093,852	—	1,093,852	—	1,093,852	—	2003	(C)
CHARLOTTE	919,251	3,570,981	1,056,129	919,251	4,627,110	5,546,361	1,318,718	4,227,642	—	1995	(A)
CHARLOTTE	1,783,400	7,139,131	738,843	1,783,400	7,877,974	9,661,374	2,562,894	7,098,480	—	1993	(A)
TYVOLA RD.	—	4,736,345	5,357,991	—	10,094,336	10,094,336	5,526,506	4,567,831	—	1986	(A)
CROSSROADS PLAZA	767,864	3,098,881	—	767,864	3,098,881	3,866,744	437,130	3,429,615	—	2000	(A)
KIMCO CARY 696, INC.	2,180,000	8,756,865	405,993	2,256,799	9,086,059	11,342,858	2,005,422	9,337,436	—	1998	(A)
DURHAM	1,882,800	7,551,576	1,318,543	1,882,800	8,870,119	10,752,919	2,338,380	8,414,539	—	1996	(A)
LANDMARK STATION S.C.	1,200,000	4,808,785	264,027	1,200,000	5,072,812	6,272,812	928,968	5,343,844	—	1999	(A)
HILLSBOROUGH CROSSING	2,750,820	—	(2,231,425)	519,395	—	519,395	—	519,395	—	2003	(A)
SHOPPES AT MIDWAY PLANTATION	6,681,212	—	17,215,720	6,393,384	24,451,025	30,844,409	—	30,844,409	25,526,045	2005	(C)
RALEIGH	5,208,885	20,885,792	9,177,798	5,208,885	30,063,590	35,272,475	7,509,272	27,763,203	—	1993	(A)
WAKEFIELD COMMONS II	6,506,450	—	(3,237,167)	2,357,636	911,647	3,269,283	—	3,269,283	—	2001	(C)
WAKEFIELD CROSSINGS	3,413,932	—	(2,655,215)	591,362	167,355	758,717	—	758,717	—	2001	(C)
EDGEWATER PLACE	3,150,000	—	8,508,755	3,062,768	8,595,987	11,658,755	—	11,658,755	9,313,298	2003	(C)
WINSTON-SALEM	540,667	719,655	5,064,520	540,667	5,784,175	6,324,842	2,330,546	3,994,295	—	1969	(C)
SORENSON PARK PLAZA	5,104,294	—	21,186,765	4,484,739	32,665,176	37,149,915	—	37,149,915	—	2005	(C)
NEW LONDON CENTER	4,323,827	10,088,930	85,815	4,323,827	11,097,161	15,420,988	443,828	14,977,160	—	2005	(A)
ROCKINGHAM	2,660,915	10,643,660	10,368,382	2,660,915	21,012,042	23,672,957	5,569,404	18,103,553	—	1994	(A)
BRIDGEWATER NJ	1,982,481	(3,666,959)	3,443,995	1,982,481	5,200,423	7,182,904	2,168,623	5,014,282	—	1998	(C)
BAYONNE BROADWAY	1,434,737	3,347,719	—	1,434,737	6,149,103	7,583,839	383,994	7,199,846	—	2004	(A)
BRICKTOWN PLAZA	344,884	1,008,941	—	344,884	1,008,941	1,353,826	29,050	1,324,775	—	2005	(A)
BRIDGEWATER PLAZA	350,705	1,361,524	101,306	350,705	1,462,830	1,813,535	36,161	1,777,374	—	2005	(A)
CHERRY HILL	2,417,583	6,364,094	1,315,749	2,417,583	7,679,843	10,097,426	4,628,717	5,468,709	—	1985	(C)
MARLTON PIKE	—	4,318,534	—	—	4,318,534	4,318,534	1,144,227	3,174,307	—	1996	(A)
CINNAMINSON	652,123	2,608,491	2,617,003	652,123	5,225,494	5,877,617	1,215,918	4,661,699	—	1996	(A)
DEBTFORD PLAZA	221,316	962,891	3,809,954	930,785	4,063,377	4,994,162	20,590	4,973,572	—	2005	(A)
HILLSBOROUGH	11,886,809	—	(6,880,755)	5,006,054	—	5,006,054	—	5,006,054	—	2001	(C)
HOLMDEL TOWNE CENTER	10,824,624	43,301,494	920,225	10,824,624	44,221,719	55,046,343	4,509,215	50,537,128	—	2002	(A)
HOLMDEL COMMONS	16,537,556	38,759,952	173,617	16,537,556	42,355,514	58,893,070	4,029,333	54,863,737	—	2004	(A)
HOWELL PLAZA	311,384	1,143,159	372,545	311,384	1,515,704	1,827,088	32,321	1,794,767	—	2005	(A)
KENVILLE PLAZA	385,907	1,209,864	913	385,907	1,210,777	1,596,684	47,324	1,549,360	—	2005	(A)
STRAUSS DISCOUNT AUTO	1,225,294	91,203	1,528,655	1,228,794	1,616,358	2,845,153	138,195	2,706,957	—	2002	(A)

	INITIAL COST							TOTAL COST,		DATE OF
		BUILDING AND	SUBSEQUENT		BUILDINGS AND		ACCUMULATED	NET OF ACCUMULATED		CONSTRUCTION(C)
PROPERTIES	LAND	IMPROVEMENT	TO ACQUISITION	LAND	IMPROVEMENTS	TOTAL	DEPRECIATION	DEPRECIATION	ENCUMBRANCES	ACQUISITION(A)
NORTH BRUNSWICK	3,204,978	12,819,912	13,855,228	3,204,978	26,675,140	29,880,118	7,060,995	22,819,123	—	1994	(A)
PISCATAWAY TOWN CENTER	3,851,839	15,410,851	304,718	3,851,839	15,715,569	19,567,408	3,426,430	16,140,978	—	1998	(A)
RIDGEWOOD	450,000	2,106,566	991,591	450,000	3,098,157	3,548,157	821,885	2,726,272	—	1993	(A)
SEA GIRT PLAZA	457,039	1,308,010	126,595	457,039	1,434,605	1,891,644	26,019	1,865,624	—	2005	(A)
WESTMONT	601,655	2,404,604	9,714,226	601,655	12,118,830	12,720,485	2,895,750	9,824,735	—	1994	(A)
WEST LONG BRANCH PLAZA	64,976	1,700,782	134,157	64,976	1,834,939	1,899,915	9,021	1,890,894	—	2005	(A)
SYCAMORE PLAZA	1,404,443	5,613,270	258,749	1,404,443	5,872,019	7,276,462	1,391,821	5,884,641	—	1998	(A)
PLAZA PASEO DEL-NORTE	4,653,197	18,633,584	408,760	4,653,197	19,042,344	23,695,541	4,193,272	19,502,268	—	1998	(A)
JUAN TABO, ALBUQUERQUE	1,141,200	4,566,817	293,273	1,141,200	4,860,090	6,001,290	1,033,782	4,967,508	—	1998	(A)
COMP USA CENTER	2,581,908	5,798,092	—	2,581,908	6,199,596	8,781,504	1,093,128	7,688,376	3,625,367	2006	(A)
DEL MONTE PLAZA	2,489,429	5,590,415	—	2,489,429	5,609,915	8,099,344	250,528	7,848,817	4,780,807	2006	(A)
KEY BANK BUILDING	1,500,000	40,834,553	—	1,500,000	40,834,553	42,334,553	890,898	41,443,656	34,728,563	2006	(A)
BRIDGEHAMPTON	1,811,752	3,107,232	23,212,279	1,811,752	26,319,511	28,131,263	10,736,369	17,394,893	—	1972	(C)
TWO GUYS AUTO GLASS	105,497	436,714	—	105,497	436,714	542,211	41,964	500,247	—	2003	(A)
GENOVESE DRUG STORE	564,097	2,268,768	—	564,097	2,268,768	2,832,865	218,446	2,614,419	—	2003	(A)
KINGS HIGHWAY	2,743,820	6,811,268	91,934	2,743,820	7,681,681	10,425,501	639,118	9,786,383	2,995,114	2004	(A)
HOMEPORT-RALPH AVENUE	4,414,466	11,339,857	29,407	4,414,466	14,416,868	18,831,334	910,281	17,921,053	6,423,450	2004	(A)
BAYRIDGE	2,569,768	6,251,197	7,910	2,569,768	12,419,230	14,988,997	740,373	14,248,625	4,063,657	2004	(A)
BELLMORE	1,272,269	3,183,547	—	1,272,269	3,565,350	4,837,619	268,517	4,569,102	994,679	2004	(A)
STRAUSS CASTLE HILL PLAZA	310,864	725,350	0	310,864	967,178	1,278,042	38,435	1,239,607	—	2005	(A)
STRAUSS UTICA AVENUE	347,633	811,144	—	347,633	1,081,575	1,429,208	42,982	1,386,226	—	2005	(A)
MARKET AT BAY SHORE	12,359,621	30,707,802	—	12,359,621	33,344,521	45,704,142	1,228,332	44,475,810	15,743,692	2006	(A)
KING KULLEN PLAZA	5,968,082	23,243,404	872,739	5,968,082	24,116,143	30,084,225	5,792,380	24,291,846	—	1998	(A)
KDI-CENTRAL ISLIP TOWN CENTER	13,733,950	1,266,050	(4,055,273)	5,088,852	5,855,875	10,944,727	—	10,944,727	9,380,000	2004	(C)
PATHMARK SC	6,714,664	17,359,161	—	6,714,664	18,791,623	25,506,287	426,342	25,079,945	7,556,933	2006	(A)
ELMONT	3,011,658	7,606,066	12,500	3,011,658	9,791,389	12,803,047	711,448	12,091,599	3,674,675	2004	(A)
ELMONT PLAZA	—	230,118	2,097,597	—	2,327,715	2,327,715	—	2,327,715	—	2005	(A)
FRANKLIN SQUARE	1,078,541	2,516,581	—	1,078,541	5,148,300	6,226,841	317,098	5,909,742	—	2004	(A)
HAMPTON BAYS	1,495,105	5,979,320	200,028	1,495,105	6,179,348	7,674,453	3,295,931	4,378,522	—	1989	(A)
HICKSVILLE	3,542,739	8,266,375	—	3,542,739	9,346,754	12,889,493	689,168	12,200,325	—	2004	(A)
STRAUSS LIBERTY AVENUE	305,969	713,927	—	305,969	952,623	1,258,592	37,112	1,221,479	—	2005	(A)
DOUGLASTON SHOPPING CENTER	3,277,254	13,161,218	54,282	3,277,254	13,215,500	16,492,754	1,268,659	15,224,095	—	2003	(A)
STRAUSS MERRICK BLVD	450,582	1,051,359	—	450,582	1,402,872	1,853,454	55,750	1,797,704	—	2005	(A)
MANHASSET VENTURE LLC	4,567,003	19,165,808	25,643,839	4,421,939	44,954,711	49,376,650	6,967,831	42,408,819	—	1999	(A)
MASPETH QUEENS-DUANE READE	1,872,013	4,827,940	—	1,872,013	5,759,126	7,631,139	395,421	7,235,718	2,919,604	2004	(A)
MASSAPEQUA	1,880,816	4,388,549	10,400	1,880,816	5,340,410	7,221,226	430,160	6,791,066	—	2004	(A)
STRAUSS EAST 14TH STREET	1,455,653	3,396,523	—	1,455,653	4,523,534	5,979,187	176,226	5,802,961	—	2005	(A)
367-369 BLEEKER STREET	1,425,000	4,958,097	(1,015,820)	1,051,787	4,315,490	5,367,277	114,105	5,253,172	1,208,509	2004	(A)
92 PERRY STREET	2,106,250	6,318,750	1,079,222	2,106,250	7,397,972	9,504,222	313,184	9,191,038	6,850,000	2005	(A)
37 GREENWICH STREET	800,000	2,400,000	820,652	800,000	3,220,652	4,020,652	164,164	3,856,488	2,208,125	2005	(A)
82 CHRISTOPHER STREET	972,813	2,974,676	262,894	972,813	3,237,570	4,210,382	88,521	4,121,861	3,080,995	2005	(A)
625 BROADWAY	11,171,756	26,107,291	—	11,171,756	26,107,291	37,279,047	642,577	36,636,470	27,750,000	2006	(A)
387 BLEEKER STREET	925,875	3,072,608	—	925,875	3,072,608	3,998,483	67,252	3,931,232	2,960,000	2006	(A)
19 GREENWICH STREET	1,262,500	3,930,801	—	1,262,500	3,930,801	5,193,301	32,287	5,161,014	4,040,000	2006	(A)
PREF. EQUITY 100 VANDAM	5,125,000	16,143,321	—	5,125,000	16,143,321	21,268,321	70,086	21,198,235	16,400,000	2006	(A)
AMERICAN MUFFLER SHOP	76,056	325,567	—	76,056	325,567	401,624	31,216	370,408	—	2003	(A)
PLAINVIEW	263,693	584,031	9,737,515	263,693	10,321,546	10,585,239	3,865,239	6,720,000	—	1969	(C)
POUGHKEEPSIE	876,548	4,695,659	12,592,263	876,548	17,287,922	18,164,470	6,602,635	11,561,835	—	1972	(C)
STRAUSS JAMAICA AVENUE	1,109,714	2,589,333	—	1,109,714	3,185,511	4,295,225	124,032	4,171,193	—	2005	(A)
SYOSSET, NY	106,655	76,197	1,572,763	106,655	1,542,305	1,648,960	743,561	905,398	—	1990	(C)
STATEN ISLAND	2,280,000	9,027,951	5,111,389	2,280,000	14,139,340	16,419,340	6,584,158	9,835,182	—	1989	(A)
STATEN ISLAND	2,940,000	11,811,964	979,416	3,148,424	12,582,956	15,731,380	2,871,010	12,860,370	1,026,036	1997	(A)
STATEN ISLAND PLAZA	5,600,744	6,788,460	206,870	5,600,744	6,995,330	12,596,073	63,076	12,532,997	—	2005	(A)
HYLAN PLAZA	28,723,536	38,232,267	—	28,723,536	71,565,974	100,289,510	3,737,195	96,552,315	—	2006	(A)
STOP N SHOP STATEN ISLAND	4,558,592	10,441,408	—	4,558,592	10,597,256	15,155,848	761,060	14,394,788	—	2005	(A)
WEST GATES	1,784,718	9,721,970	(2,043,308)	1,784,718	7,678,662	9,463,380	3,151,151	6,312,228	—	1993	(A)
WHITE PLAINS	1,777,775	4,453,894	92,200	1,777,775	6,461,999	8,239,774	556,070	7,683,704	3,660,577	2004	(A)
YONKERS	871,977	3,487,909	—	871,977	3,487,909	4,359,886	1,028,858	3,331,028	—	1998	(A)
STRAUSS ROMAINE AVENUE	782,459	1,825,737	—	782,459	2,436,158	3,218,617	96,813	3,121,804	—	2005	(A)
AKRON WATERLOO	437,277	1,912,222	4,113,885	437,277	6,026,107	6,463,384	2,432,440	4,030,944	—	1975	(C)
WEST MARKET ST.	560,255	3,909,430	230,155	560,255	4,139,585	4,699,840	2,289,775	2,410,065	—	1999	(A)
BARBERTON	505,590	1,948,135	3,326,621	505,590	5,274,756	5,780,346	2,226,968	3,553,378	—	1972	(C)
BRUNSWICK	771,765	6,058,560	852,717	771,765	6,911,277	7,683,042	5,734,804	1,948,238	—	1975	(C)
BEAVERCREEK	635,228	3,024,722	3,082,832	635,228	6,107,554	6,742,782	4,121,534	2,621,249	—	1986	(A)
CANTON	792,985	1,459,031	4,695,392	792,985	6,154,423	6,947,408	3,816,062	3,131,346	—	1972	(C)
CAMBRIDGE	—	1,848,195	944,192	473,060	2,319,327	2,792,387	1,970,902	821,485	—	1973	(C)
MORSE RD.	835,386	2,097,600	2,755,845	835,386	4,853,445	5,688,831	2,533,696	3,155,135	—	1988	(A)

	INITIAL COST							TOTAL COST,		DATE OF
		BUILDING AND	SUBSEQUENT		BUILDINGS AND		ACCUMULATED	NET OF ACCUMULATED		CONSTRUCTION(C)
PROPERTIES	LAND	IMPROVEMENT	TO ACQUISITION	LAND	IMPROVEMENTS	TOTAL	DEPRECIATION	DEPRECIATION	ENCUMBRANCES	ACQUISITION(A)
HAMILTON RD.	856,178	2,195,520	3,844,831	856,178	6,040,351	6,896,529	2,988,260	3,908,269	—	1988	(A)
OLENTANGY RIVER RD.	764,517	1,833,600	2,340,830	764,517	4,174,430	4,938,947	2,607,867	2,331,080	—	1988	(A)
W. BROAD ST.	982,464	3,929,856	3,177,920	969,804	7,120,436	8,090,240	3,472,437	4,617,803	—	1988	(A)
RIDGE ROAD	1,285,213	4,712,358	10,596,361	1,285,213	15,308,719	16,593,932	3,704,743	12,889,189	—	1992	(A)
GLENWAY AVE	530,243	3,788,189	527,010	530,243	4,315,198	4,845,441	2,400,385	2,445,056	—	1999	(A)
SPRINGDALE	3,205,653	14,619,732	5,281,146	3,205,653	19,900,878	23,106,531	8,429,273	14,677,258	—	1992	(A)
GLENWAY CROSSING	699,359	3,112,047	1,232,339	699,359	4,344,386	5,043,745	606,756	4,436,989	—	2000	(A)
HIGHLAND RIDGE PLAZA	1,540,000	6,178,398	141,991	1,540,000	6,320,389	7,860,389	1,144,372	6,716,017	—	1999	(A)
HIGHLAND PLAZA	702,074	667,463	62,771	702,074	730,234	1,432,308	16,045	1,416,263	—	2005	(A)
MONTGOMERY PLAZA	530,893	1,302,656	101,300	530,893	1,403,956	1,934,849	37,625	1,897,224	—	2005	(A)
SHILOH SPRING RD.	—	1,735,836	2,115,145	—	3,850,981	3,850,981	2,471,209	1,379,772	—	1969	(C)
OAKCREEK	1,245,870	4,339,637	4,247,233	1,245,870	8,586,870	9,832,740	4,835,711	4,997,029	—	1984	(A)
SALEM AVE.	665,314	347,818	5,427,664	665,314	5,775,482	6,440,796	2,775,623	3,665,173	—	1988	(A)
KETTERING	1,190,496	4,761,984	681,244	1,190,496	5,443,228	6,633,724	2,961,406	3,672,318	—	1988	(A)
KENT, OH	6,254	3,028,914	—	6,254	3,028,914	3,035,168	1,382,403	1,652,766	—	1999	(A)
KENT	2,261,530	—	—	2,261,530	—	2,261,530	—	2,261,530	—	1995	(A)
MENTOR	503,981	2,455,926	2,141,841	480,945	4,620,804	5,101,748	2,115,976	2,985,773	—	1987	(A)
MIDDLEBURG HEIGHTS	639,542	3,783,096	1,794,990	639,542	5,578,085	6,217,627	2,339,453	3,878,174	—	1999	(A)
MENTOR ERIE COMMONS.	2,234,474	9,648,000	5,226,308	2,234,474	14,874,308	17,108,782	6,185,190	10,923,593	—	1988	(A)
MALLWOODS CENTER	294,232	—	(496,786)	294,232	1,184,543	1,478,775	126,755	1,352,020	—	1999	(C)
NORTH OLMSTED	626,818	3,712,045	35,000	626,818	3,747,045	4,373,862	1,941,540	2,432,323	—	1999	(A)
ORANGE OHIO	3,783,875	—	(2,494,268)	921,704	367,904	1,289,608	—	1,289,608	—	2001	(C)
UPPER ARLINGTON	504,256	2,198,476	8,858,290	1,255,544	10,305,478	11,561,022	6,069,265	5,491,757	—	1969	(C)
WICKLIFFE	610,991	2,471,965	1,412,913	610,991	3,884,878	4,495,869	1,069,035	3,426,834	—	1995	(A)
CHARDON ROAD	481,167	5,947,751	2,116,096	481,167	8,063,846	8,545,014	2,891,592	5,653,422	—	1999	(A)
WESTERVILLE	1,050,431	4,201,616	7,674,134	1,050,431	11,875,750	12,926,181	4,357,398	8,568,783	—	1988	(A)
EDMOND	477,036	3,591,493	8,900	477,036	3,600,393	4,077,429	819,267	3,258,162	—	1997	(A)
CENTENNIAL PLAZA	4,650,634	18,604,307	1,195,555	4,650,634	19,799,862	24,450,496	4,473,623	19,976,873	—	1998	(A)
TULSA	20,038	80,101	11,500	20,038	91,601	111,639	31,540	80,099	—	1996	(A)
KDI-MCMINNVILLE	4,062,327	—	15,575	4,062,327	15,575	4,077,902	—	4,077,902	—	2006	(C)
ALLEGHENY	—	30,061,177	59,094	—	30,120,271	30,120,271	1,787,030	28,333,241	—	2004	(A)
CHIPPEWA	2,881,525	11,526,101	153,289	2,881,525	11,679,390	14,560,916	2,076,287	12,484,629	10,133,416	2000	(A)
BROOKHAVEN PLAZA	254,694	973,318	95,158	254,694	1,068,476	1,323,170	20,978	1,302,192	—	2005	(A)
CARNEGIE	—	3,298,908	17,747	—	3,316,655	3,316,655	595,297	2,721,358	—	1999	(A)
CENTER SQUARE	731,888	2,927,551	1,105,299	731,888	4,032,850	4,764,738	1,103,925	3,660,813	—	1996	(A)
CHAMBERSBURG CROSSING	9,090,288	—	12,228,092	9,090,288	12,228,092	21,318,381	—	21,318,381	—	2006	(C)
WEST MIFFLIN	475,815	1,903,231	724,416	475,815	2,627,647	3,103,462	822,617	2,280,845	—	1993	(A)
EAST STROUDSBURG	1,050,000	2,372,628	1,130,354	1,050,000	3,502,982	4,552,982	2,778,903	1,774,079	—	1973	(C)
EXTON	176,666	4,895,360	—	176,666	4,895,360	5,072,026	878,655	4,193,372	—	1999	(A)
EXTON	731,888	2,927,551	—	731,888	2,927,551	3,659,439	775,677	2,883,762	—	1996	(A)
EASTWICK	889,001	2,762,888	3,074,728	889,001	6,228,275	7,117,276	1,485,463	5,631,813	4,424,640	1997	(A)
EXTON PLAZA	294,378	1,404,778	543,604	294,378	1,948,382	2,242,761	22,247	2,220,513	—	2005	(A)
FEASTERVILLE	520,521	2,082,083	38,692	520,521	2,120,775	2,641,296	549,352	2,091,944	—	1996	(A)
GETTYSBURG	74,626	671,630	101,519	74,626	773,149	847,775	745,069	102,706	—	1986	(A)
HARRISBURG, PA	452,888	6,665,238	3,929,363	452,888	10,594,600	11,047,488	4,940,524	6,106,964	—	2002	(A)
HAMBURG	439,232	—	2,023,428	494,982	1,967,677	2,462,660	239,992	2,222,667	2,468,267	2000	(C)
HAVERTOWN	731,888	2,927,551	73,609	731,888	3,001,160	3,733,048	775,677	2,957,371	—	1996	(A)
NORRISTOWN	686,134	2,664,535	3,417,876	774,084	5,994,461	6,768,545	3,625,355	3,143,190	—	1984	(A)
NEW KENSINGTON	521,945	2,548,322	676,040	521,945	3,224,362	3,746,307	2,800,815	945,492	—	1986	(A)
PHILADELPHIA	731,888	2,927,551	—	731,888	2,927,551	3,659,439	775,677	2,883,762	—	1996	(A)
GALLERY, PHILADELPHIA PA	—	—	258,931	—	258,931	258,931	9,154	249,777	—	1996	(A)
PHILADELPHIA PLAZA	209,197	1,373,843	66,856	209,197	1,440,699	1,649,896	40,827	1,609,068	—	2005	(A)
STRAUSS WASHINGTON AVENUE	424,659	990,872	—	424,659	1,459,693	1,884,352	58,068	1,826,285	—	2005	(A)
RICHBORO	788,761	3,155,044	11,865,661	976,439	14,833,027	15,809,466	6,775,418	9,034,047	—	1986	(A)
SPRINGFIELD	919,998	4,981,589	1,736,014	919,998	6,717,603	7,637,601	4,684,638	2,952,964	—	1983	(A)
UPPER DARBY	231,821	927,286	4,859,638	231,821	5,715,674	5,947,495	1,344,901	4,602,594	3,476,502	1996	(A)
WEST MIFFLIN	1,468,341	—	—	1,468,341	—	1,468,341	—	1,468,341	—	1986	(A)
WHITEHALL	—	5,195,577	9,231	—	5,204,808	5,204,808	1,376,607	3,828,201	—	1996	(A)
E. PROSPECT ST.	604,826	2,755,314	317,917	604,826	3,073,231	3,678,057	2,880,268	797,789	—	1986	(A)
W. MARKET ST.	188,562	1,158,307	—	188,562	1,158,307	1,346,869	1,158,307	188,562	—	1986	(A)
REXVILLE TOWN CENTER	24,872,982.01	48,688,161	—	24,872,982	53,998,328	78,871,310	377,877	78,493,433	42,451,136	2006	(A)
PLAZA CENTRO — COSTCO	3,627,973.00	10,752,213	—	3,627,973	11,974,834	15,602,807	795,800	14,807,006	—	2006	(A)
PLAZA CENTRO — MALL	19,873,263.00	58,719,179	—	19,873,263	65,414,868	85,288,131	4,358,182	80,929,949	—	2006	(A)
PLAZA CENTRO — RETAIL	5,935,566.00	16,509,748	—	5,935,566	18,384,355	24,319,921	1,220,763	23,099,158	—	2006	(A)
PLAZA CENTRO — SAM’S CLUB	6,643,224.27	20,224,758	—	6,643,224	20,224,758	26,867,982	1,262,925	25,605,057	—	2006	(A)
LOS COLOBOS — BUILDERS SQUARE	4,404,593.26	9,627,903	—	4,404,593	9,627,903	14,032,497	363,367	13,669,130	7,304,699	2006	(A)
LOS COLOBOS — KMART	4,594,943.60	10,120,147	—	4,594,944	12,644,125	17,239,069	379,270	16,859,799	7,315,466	2006	(A)

	INITIAL COST							TOTAL COST,		DATE OF
		BUILDING AND	SUBSEQUENT		BUILDINGS AND		ACCUMULATED	NET OF ACCUMULATED		CONSTRUCTION(C)
PROPERTIES	LAND	IMPROVEMENT	TO ACQUISITION	LAND	IMPROVEMENTS	TOTAL	DEPRECIATION	DEPRECIATION	ENCUMBRANCES	ACQUISITION(A)
LOS COLOBOS I	12,890,882.27	26,046,669	—	12,890,882	26,046,669	38,937,551	1,640,275	37,297,276	—	2006	(A)
LOS COLOBOS II	14,893,698.00	30,680,556	—	14,893,698	33,704,508	48,598,206	2,204,131	46,394,075	—	2006	(A)
WESTERN PLAZA — MAYAQUEZ ONE	10,857,773.27	12,252,522	—	10,857,773	12,252,522	23,110,295	338,166	22,772,129	9,678,724	2006	(A)
WESTERN PLAZA — MAYAGUEZ TWO	16,874,344.73	19,911,045	—	16,874,345	19,911,045	36,785,390	945,733	35,839,657	18,953,139	2006	(A)
MANATI VILLA MARIA SC	2,781,446.91	5,673,119	—	2,781,447	6,276,755	9,058,202	315,766	8,742,436	5,213,411	2006	(A)
PONCE TOWN CENTER	14,432,778.36	28,448,754	—	14,432,778	31,550,757	45,983,535	257,627	45,725,908	24,760,654	2006	(A)
TRUJILLO ALTO PLAZA	12,053,673.25	24,445,858	—	12,053,673	24,445,858	36,499,532	786,770	35,712,762	15,058,522	2006	(A)
MARSHALL PLAZA, CRANSTON RI	1,886,600	7,575,302	1,159,684	1,886,600	8,734,986	10,621,586	1,952,235	8,669,351	—	1998	(A)
CHARLESTON	730,164	3,132,092	5,200,440	730,164	8,332,532	9,062,696	3,238,723	5,823,973	—	1978	(C)
CHARLESTON	1,744,430	6,986,094	4,200,489	1,744,430	11,186,583	12,931,013	2,832,039	10,098,974	—	1995	(A)
FLORENCE	1,465,661	6,011,013	124,757	1,465,661	6,135,770	7,601,431	1,456,806	6,144,625	—	1997	(A)
GREENVILLE	2,209,812	8,850,864	2,728,910	2,209,812	11,579,774	13,789,586	2,095,501	11,694,084	—	1997	(A)
NORTH CHARLESTON	744,093	2,974,990	96,365	744,093	3,071,355	3,815,448	508,558	3,306,890	1,805,315	2000	(A)
N. CHARLESTON	2,965,748	11,895,294	1,106,031	2,965,748	13,001,325	15,967,073	2,771,980	13,195,093	—	1997	(A)
KDI-HARPETH VILLAGE SC	4,119,997	—	7,854,978	4,119,997	7,854,978	11,974,975	—	11,974,975	10,822,492	2006	(C)
MADISON	—	4,133,904	2,740,302	—	6,874,206	6,874,206	4,649,731	2,224,475	—	1978	(C)
HICKORY RIDGE COMMONS	596,347	2,545,033	7,624	596,347	2,552,656	3,149,004	423,641	2,725,362	—	2000	(A)
TROLLEY STATION	3,303,682	13,218,740	56,327	3,303,682	13,275,067	16,578,749	2,800,969	13,777,780	10,058,782	1998	(A)
RIVERGATE STATION	7,135,070	19,091,078	479,413	7,135,070	21,086,144	28,221,214	2,952,468	25,268,746	15,763,373	2004	(A)
MARKET PLACE AT RIVERGATE	2,574,635	10,339,449	723,016	2,574,635	11,062,465	13,637,100	2,404,392	11,232,708	—	1998	(A)
RIVERGATE, TN	3,038,561	12,157,408	2,990,848	3,038,561	15,148,256	18,186,817	2,942,825	15,243,992	—	1998	(A)
CENTER OF THE HILLS, TX	2,923,585	11,706,145	643,559	2,923,585	12,349,704	15,273,289	2,643,970	12,629,319	—	1998	(A)
ARLINGTON	3,160,203	2,285,377	—	3,160,203	2,285,377	5,445,580	536,234	4,909,346	—	1997	(A)
DOWLEN CENTER	2,244,581	—	(1,147,870)	484,828	611,883	1,096,711	—	1,096,711	1,000	2002	(C)
BURLESON	9,974,390	810,314	1,202,906	4,035,540	7,952,071	11,987,611	—	11,987,611	—	2000	(C)
BAYTOWN	500,422	2,431,651	437,342	500,422	2,868,993	3,369,415	689,091	2,680,323	—	1996	(A)
LAS TIENDAS PLAZA	8,678,107	—	12,845,144	8,678,107	16,055,029	24,733,136	—	24,733,136	—	2005	(C)
CORPUS CHRISTI, TX	—	944,562	3,207,999	—	4,152,561	4,152,561	574,225	3,578,336	—	1997	(A)
DALLAS	1,299,632	5,168,727	6,458,500	1,299,632	11,627,227	12,926,859	9,177,177	3,749,682	—	1969	(C)
MONTGOMERY PLAZA	6,203,205	—	55,352,474	6,203,205	55,352,474	61,555,679	—	61,555,679	46,617,703	2003	(C)
PRESTON LEBANON CROSSING	13,552,180	—	1,248,546	13,552,180	1,248,546	14,800,726	—	14,800,726	—	2006	(C)
KDI-LAKE PRAIRIE TOWN CROSSING	7,897,491	—	8,700,164	7,897,491	8,700,164	16,597,655	—	16,597,655	10,547,333	2006	(C)
CENTER AT BAYBROOK	6,941,017	27,727,491	3,733,191	7,063,186	31,338,513	38,401,699	6,126,072	32,275,627	—	1998	(A)
HARRIS COUNTY	1,843,000	7,372,420	986,803	2,003,260	8,198,963	10,202,223	1,914,254	8,287,969	—	1997	(A)
SHARPSTOWN COURT	1,560,010	6,245,807	238,807	1,560,010	6,484,613	8,044,623	1,292,762	6,751,861	5,550,073	1999	(A)
CYPRESS TOWNE CENTER	6,033,932	—	1,018,165	2,609,606	4,442,490	7,052,097	—	7,052,097	—	2003	(C)
SHOPS AT VISTA RIDGE	3,257,199	13,029,416	145,900	3,257,199	13,175,316	16,432,515	2,904,274	13,528,241	17,050,406	1998	(A)
VISTA RIDGE PLAZA	2,926,495	11,716,483	1,959,391	2,926,495	13,675,874	16,602,369	2,850,781	13,751,588	—	1998	(A)
VISTA RIDGE PHASE II	2,276,575	9,106,300	55,435	2,276,575	9,161,735	11,438,310	1,911,471	9,526,839	—	1998	(A)
SOUTH PLAINES PLAZA, TX	1,890,000	7,577,145	(34,040)	1,890,000	7,543,105	9,433,105	1,725,914	7,707,191	—	1998	(A)
LAKE WORTH TOWNE CROSSING	8,000,000	—	(8,065,668)	200,000	(265,668)	(65,668)	—	(65,668)	—	2003	(C)
MESQUITE	520,340	2,081,356	752,043	520,340	2,833,399	3,353,739	815,589	2,538,151	—	1995	(A)
MESQUITE TOWN CENTER	3,757,324	15,061,644	1,510,446	3,757,324	16,572,090	20,329,414	3,580,098	16,749,315	—	1998	(A)
NEW BRAUNSFELS	840,000	3,360,000	—	840,000	3,360,000	4,200,000	302,099	3,897,901	—	2003	(A)
FORUM AT OLYMPIA PARKWAY-DEV	668,781	—	(8,488,052)	—	(195,000)	(195,000)	—	(195,000)	—	1999	(C)
PARKER PLAZA	7,846,946	—	—	7,846,946	—	7,846,946	—	7,846,946	—	2005	(C)
PLANO	500,414	2,830,835	—	500,414	2,830,835	3,331,249	738,437	2,592,812	—	1996	(A)
WEST OAKS	500,422	2,001,687	26,291	500,422	2,027,978	2,528,400	562,435	1,965,966	—	1996	(A)
MARKET STREET AT WOODLANDS	10,920,168	—	95,312,000	10,920,168	95,312,000	106,232,168	—	106,232,168	72,750,000	2002	(C)
OGDEN	213,818	855,275	3,642,126	874,898	4,497,401	5,372,299	1,442,037	3,930,263	—	1967	(C)
COLONIAL HEIGHTS	125,376	3,476,073	32,420	125,376	3,508,493	3,633,869	631,045	3,002,824	—	1999	(A)
MANASSAS	1,788,750	7,162,661	328,193	1,788,750	7,490,854	9,279,604	1,770,537	7,509,067	—	1997	(A)
RICHMOND	82,544	2,289,288	280,600	82,544	2,569,889	2,652,432	301,113	2,351,319	—	1999	(A)
RICHMOND	670,500	2,751,375	—	670,500	2,751,375	3,421,875	634,132	2,787,743	—	1995	(A)
VALLEY VIEW SHOPPING CENTER	3,440,018	8,054,004	—	3,440,018	8,787,875	12,227,893	652,215	11,575,678	—	2004	(A)
MANCHESTER SHOPPING CENTER	2,722,461	6,403,866	(3,694)	2,722,461	6,980,964	9,703,425	948,172	8,755,253	—	2004	(A)
HAZEL DELL TOWNE CENTER	9,340,819	—	31,982,471	9,248,310	32,074,981	41,323,290	—	41,323,290	28,851,573	2003	(C)
CHARLES TOWN	602,000	3,725,871	10,528,897	602,000	14,254,768	14,856,768	6,591,442	8,265,325	—	1985	(A)
MARTINSBURG	242,634	1,273,828	628,937	242,634	1,902,765	2,145,399	1,684,421	460,978	—	1986	(A)
RIVERWALK PLAZA	2,708,290	10,841,674	132,299	2,708,290	10,973,973	13,682,263	2,217,703	11,464,560	—	1999	(A)
BLUE RIDGE	12,346,900	71,529,796	(2,182,806)	8,722,990	72,970,900	81,693,890	10,022,052	71,671,838	15,099,760	2005	(A)
MEXICO-MEXICALI-BAJA WALMART	12,332,348	—	295,722	12,332,348	295,722	12,628,069	—	12,628,069	—	2006	(C)
MEXICO- MOTOROLA	47,272,528	—	948,703	47,272,528	948,703	48,221,231	—	48,221,231	—	2006	(C)
MEXICO-WAL-MART JUAREZ II	8,895,242	—	—	8,895,242	—	8,895,242	—	8,895,242	—	2006	(C)
MEXICO-LINDAVISTA	19,352,453	—	3,816,316	19,352,453	3,816,316	23,168,769	—	23,168,769	—	2006	(C)
MEXICO- SAN PEDRO	3,309,654	13,238,616	—	3,309,654	13,238,616	16,548,270	—	16,548,270	—	2006	(A)
MEXICO-CUAUTLA	7,570,049	—	—	7,570,049	—	7,570,049	—	7,570,049	—	2006	(C)

	INITIAL COST							TOTAL COST,		DATE OF
		BUILDING AND	SUBSEQUENT		BUILDINGS AND		ACCUMULATED	NET OF ACCUMULATED		CONSTRUCTION(C)
PROPERTIES	LAND	IMPROVEMENT	TO ACQUISITION	LAND	IMPROVEMENTS	TOTAL	DEPRECIATION	DEPRECIATION	ENCUMBRANCES	ACQUISITION(A)
MEXICO-NUEVO LAREDO	10,627,540	—	—	10,627,540	—	10,627,540	—	10,627,540	—	2006	(C)
MEXICO — PACHUCA WAL-MART	3,621,985	—	6,727,594	3,870,291	6,479,288	10,349,579	256,057	10,093,522	—	2005	(C)
MEXICO-SAN LUIS POTOSI	5,787,073	6,860,642	378,729	6,152,067	6,874,377	13,026,444	627,546	12,398,898	—	2004	(A)
MEXICO- SALTILLO II	11,150,023	—	20,328,926	11,365,226	20,113,723	31,478,949	158,906	31,320,043	—	2005	(C)
MEXICO-PLAZA SAN JUAN	9,631,035	—	859,123	9,631,035	859,123	10,490,158	—	10,490,158	—	2006	(C)
MEXICO- TECAMAC II	9,472,195	—	743,765	9,472,195	743,765	10,215,960	—	10,215,960	—	2006	(C)
BALANCE OF PORTFOLIO	99,452,005	4,492,127	84,271,579	101,652,305	58,819,925	160,472,230	18,994,560	141,477,670	—	VARIOUS

				$1,460,714,635	$4,540,604,390	$6,001,319,025	$806,670,237	$5,194,648,788	$838,898,291

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:
Buildings                    15 to 50 years
Fixtures, building and leasehold improvements                      Terms of leases or useful lives, whichever is shorter
(including certain identified intangible assets)
The aggregate cost for Federal income tax purposes was approximately $ 5.3 billion at December 31, 2006.
The changes in total real estate assets for the years ended December 31, 2006, 2005, and 2004 are as follows:

	2006	2005	2004

Balance, beginning of period	$4,560,405,547	$4,092,222,479	$4,174,664,893
Acquisitions	2,719,840,791	490,125,913	672,421,546
Improvements	505,353,494	410,280,045	195,580,447
Transfers from (to) unconsolidated joint ventures	(1,358,078,215)	(103,573,817)	(748,974,957)
Sales	(421,493,264)	(299,944,373)	(193,948,762)
Assets held for sale	(4,709,328)	(28,704,700)	(4,555,688)
Adjustment of property carrying values	—	—	(2,965,000)

Balance, end of period	$6,001,319,025	$4,560,405,547	$4,092,222,479

The changes in accumulated depreciation for the years ended December 31, 2006, 2005, and 2004 are as follows:

	2006	2005	2004

Balance, beginning of period	$740,127,307	$634,641,781	$568,988,445
Depreciation for year	138,279,032	98,591,658	96,584,738
Transfers from (to) unconsolidated joint ventures	(331,447)	27,812,350	(14,133,515)
Sales	(69,627,527)	(19,903,904)	(15,909,487)
Assets held for sale	(1,777,128)	(1,014,578)	(888,400)

Balance, end of period	$806,670,237	$740,127,307	$634,641,781