Form 10-Q
period 2007-03-31
KIMCO REALTY CORP
filed 2007-05-08
CIK 879101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ___________________________

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

Large Accelerated filer   X                                         Accelerated filer ___                                                    Non-accelerated filer ___

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ___       No X

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

252,013,239 shares outstanding as of April 30, 2007.

1 of 35

PART I

FINANCIAL INFORMATION

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share information)

	MARCH 31, 2007	DECEMBER 31, 2006
Assets:
Operating real estate, net of accumulated depreciation
of $844,240 and $806,670, respectively	$4,268,973	$4,156,667
Investments and advances in real estate joint ventures	1,107,255	1,067,918
Real estate under development	1,128,432	1,037,982
Other real estate investments	465,729	451,731
Mortgages and other financing receivables	205,416	162,669
Cash and cash equivalents	120,044	345,065
Marketable securities	219,836	202,659
Accounts and notes receivable	84,672	83,418
Other assets	384,874	361,171

Total assets	$7,985,231	$7,869,280

Liabilities:
Notes payable	$2,749,253	$2,748,345
Mortgages payable	598,059	567,917
Construction loans payable	282,204	270,981
Dividends payable	93,607	93,222
Other liabilities	389,318	396,614

Total liabilities	4,112,441	4,077,079

Minority interests	427,278	425,242

Commitments and contingencies

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 3,600,000 shares
Class F Preferred Stock, $1.00 par value, authorized 700,000 shares
Issued and outstanding 700,000 shares	700	700
Aggregate liquidation preference $175,000
Common stock, $.01 par value, authorized 300,000,000 shares
Issued 252,484,841 shares; outstanding 251,938,261 shares at March 31, 2007;
Issued 251,416,749 shares; outstanding 250,870,169 shares at December 31, 2006;	2,519	2,509
Paid-in capital	3,203,877	3,178,016
Retained earnings	200,666	140,509

	3,407,762	3,321,734
Accumulated other comprehensive income	37,750	45,225

Total stockholders’ equity	3,445,512	3,366,959

Total liabilities and stockholders’ equity	$7,985,231	$7,869,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenues from rental property	$ 158,277	$ 137,156

Rental property expenses:
Rent	2,884	2,849
Real estate taxes	18,736	16,994
Operating and maintenance	20,963	17,153

	42,583	36,996

	115,694	100,160

Mortgage and other financing income	3,138	4,194
Management and other fee income	17,046	7,395
Depreciation and amortization	(41,790)	(28,206)
General and administrative expenses	(22,698)	(16,731)
Interest, dividends and other investment income	6,243	12,290
Other (expense)/income, net	(3,707)	11,934
Interest expense	(46,258)	(39,554)

	27,668	51,482

Benefit/(provision) for income taxes	30,114	(1,577)

Income from other real estate investments	14,519	18,317
Equity in income of joint ventures, net	30,160	16,751
Minority interests in income, net	(4,134)	(5,742)
Gain on sale of development properties,
net of tax of $1,602 and $1,209, respectively	2,403	1,813

Income from continuing operations	100,730	81,044

Discontinued operations:
Income from discontinued operating properties	8,045	3,598
Minority interests in income	(157)	(73)
Gain on disposition of operating properties	2,794	11,626

Income from discontinued operations	10,682	15,151

Gain on sale of operating properties, net of tax	727	—

Income before extraordinary item	112,139	96,195

Extraordinary gain from joint venture resulting from purchase price
allocation, net of income tax and minority interest	41,625	—

Net income	153,764	96,195

Preferred stock dividends	(2,909)	(2,909)

Net income applicable to common shareholders	$ 150,855	$ 93,286

Per common share:
Income from continuing operations:
-Basic	$ 0.39	$ 0.34

-Diluted	$ 0.38	$ 0.33

Net income:
-Basic	$ 0.60	$ 0.41

-Diluted	$ 0.59	$ 0.40

Weighted average shares outstanding:
-Basic	251,365	228,674

-Diluted	257,422	233,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2007	2006
Net income	$ 153,764	$ 96,195

Other comprehensive income:
Change in unrealized gain/(loss) on marketable securities	532	(18,890)
Change in unrealized gain on foreign currency hedge agreements	223	190
Foreign currency translation adjustment	(8,230)	(658)

Other comprehensive income	(7,475)	(19,358)

Comprehensive income	$ 146,289	$ 76,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flow from operating activities:
Net income	$ 153,764	$ 96,195
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	42,218	29,687
Extraordinary item	(41,625)	—
Gain on sale of development properties	(4,005)	(3,021)
Gain on sale/transfer of operating properties	(4,006)	(11,626)
Minority interests in income of partnerships, net	4,291	5,814
Equity in income of joint ventures, net	(30,160)	(16,751)
Income from other real estate investments	(11,267)	(17,510)
Distributions from joint ventures	138,158	30,550
Cash retained from excess tax benefits	(1,553)	—
Change in accounts and notes receivable	(1,335)	1,604
Change in accounts payable and accrued expenses	15,576	19,297
Change in other operating assets and liabilities	(63,580)	(1,112)

Net cash flow provided by operating activities	196,476	133,127

Cash flow from investing activities:
Acquisition of and improvements to operating real estate	(153,817)	(321,622)
Acquisition of and improvements to real estate under development	(193,496)	(123,601)
Investment in marketable securities	(16,651)	(39,847)
Proceeds from sale of marketable securities	2,274	17,602
Proceeds from transferred operating/development properties	12,026	73,573
Investments and advances to real estate joint ventures	(57,944)	(73,544)
Reimbursements of advances to real estate joint ventures	49,160	34,961
Other real estate investments	(31,494)	(95,090)
Reimbursements of advances to other real estate investments	18,295	15,470
Investment in mortgage loans receivable	(47,205)	(32,412)
Collection of mortgage loans receivable	4,133	9,339
Other investments	(826)	(12,085)
Reimbursements of other investments	51,532	—
Proceeds from sale of operating properties	5,310	13,012
Proceeds from sale of development properties	34,253	9,776

Net cash flow used for investing activities	(324,450)	(524,468)

Cash flow from financing activities:
Principal payments on debt, excluding
normal amortization of rental property debt	(726)	(300)
Principal payments on rental property debt	(3,611)	(2,525)
Principal payments on construction loan financings	(13,306)	(2,619)
Proceeds from mortgage/construction loan financings	25,202	67,335
Borrowings under revolving credit facilities	—	1,294
Repayment of borrowings under revolving credit facilities	(938)	(234,419)
Proceeds from issuance of unsecured notes	—	300,000
Financing origination costs	(326)	(3,084)
Redemption of minority interests in real estate partnerships	(34,356)	(1,537)
Dividends paid	(93,222)	(78,169)
Cash retained from excess tax benefits	1,553	—
Proceeds from issuance of stock	22,683	427,970

Net cash flow (used for) /provided by financing activities	(97,047)	473,946

Change in cash and cash equivalents	(225,021)	82,605

Cash and cash equivalents, beginning of period	345,065	76,273

Cash and cash equivalents, end of period	$ 120,044	$ 158,878

Interest paid during the period (net of capitalized interest
of $6,180, and $4,520, respectively)	$ 25,958	$ 19,919

Income taxes paid during the period	$ 131	$ 22

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

Principles of Consolidation -

        The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation (the “Company”), its subsidiaries, all of which are wholly-owned, and all entities in which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity, (“VIE”), in accordance with the provisions and guidance of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”) or meets certain criteria of a sole general partner or managing member as identified, in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investors Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5“). All inter-company balances and transactions have been eliminated in consolidation. The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K.

Income Taxes -

        The Company has made an election to qualify, and believes it is operating so as to qualify, as a Real Estate Investment Trust (a “REIT”) for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under Sections 856 through 860 of the Internal Revenue Code, as amended (the “Code”). However, in connection with the Tax Relief Extension Act of 1999, which became effective January 1, 2001, the Company is permitted to participate in certain activities which it was previously precluded from in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries under the Code. As such, the Company will be subject to federal and state income taxes on the income from these activities.

        In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The

interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        The Company adopted the provisions of FIN 48 on January 1, 2007. The Company does not have any material unrecognized tax benefits, therefore the adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.

        The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as other expense. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years (after 2003 for federal and state and after 2001 for Canada) based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.

Earnings Per Share -

        The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended March 31,
	2007	2006
Computation of Basic Earnings Per Share:
Income from continuing operations
before extraordinary gain	$ 100,730	$ 81,044
Gain on sale of operating properties, net of tax	727	—
Preferred stock dividends	(2,909)	(2,909)

Income from continuing operations before extraordinary
gain applicable to common shares	98,548	78,135
Income from discontinued operations	10,682	15,151
Extraordinary gain	41,625	—

Net income applicable to common shares	$ 150,855	$ 93,286

Weighted average common shares outstanding	251,365	228,674

Basic Earnings Per Share:
Income from continuing operations
before extraordinary gain	$ 0.39	$ 0.34
Income from discontinued operations	0.04	0.07
Extraordinary gain	0.17	—

Net income	$ 0.60	$ 0.41

Computation of Diluted Earnings Per Share:
Income from continuing operations before extraordinary
gain for diluted earnings per share	$ 98,548	$ 78,135
Income from discontinued operations	10,682	15,151
Extraordinary gain	41,625	—

Net income for diluted earnings per
common share	$ 150,855	$ 93,286

Weighted average common shares
outstanding – basic	251,365	228,674
Effect of dilutive securities:
Stock options/deferred stock awards	6,057	4,803
Assumed conversion of convertible units (a)	—	143

Shares for diluted earnings per common share	257,422	233,620

Diluted Earnings Per Common Share:
Income from continuing operations before
extraordinary gain	$ 0.38	$ 0.33
Income from discontinued operations	0.05	0.07
Extraordinary gain	0.16	—

Net income	$ 0.59	$ 0.40

(a)	For the three months ended March 31, 2007 and 2006, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

        There were approximately 34,750 and 27,750 stock options that were anti-dilutive for the three month periods ended March 31, 2007 and 2006, respectively.

2. Operating Property Activities

Acquisitions -

        During the three months ended March 31, 2007, the Company acquired, in separate transactions, 24 operating properties, comprising an aggregate 1.1 million square feet of a gross leasable area (“GLA”), for an aggregate purchase price of approximately $168.4 million including the assumption of approximately $33.3 million of non-recourse mortgage debt encumbering four of the properties. Details of these transactions are as follows (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt Assumed	Total	GLA

3 Properties	Various (1)	Jan-07	$ 22,535	$19,480	$ 42,015	240

Embry Village	Atlanta, GA	Feb-07	46,800	—	46,800	215

Park Place	Morrisville, NC	Mar-07 (2)	10,700	10,700	21,400	170

35 North Third Street	Philadelphia, PA	Mar-07	2,100	—	2,100	2

Waldo’s Mexico Portfolio (17 properties)	Various, Mexico	Mar-07	51,500	—	51,500	488

Cranberry Commons II	Pittsburgh, PA	Mar-07 (3)	1,431	3,108	4,539	17

			$135,066	$33,288	$168,354	1,132

(1)	Three properties acquired in separate transactions, located in Alpharetta, GA, Apopka, FL and Southlake, TX.
(2)	The Company acquired this property from a joint venture in which the Company holds a 20% non-controlling interest.
(3)	The Company acquired this property from a venture in which the Company had a preferred equity investment.

Dispositions -

        During the three months ended March 31, 2007, the Company disposed of two operating properties and a portion of one operating property, in separate transactions, for an aggregate sales price of approximately $13.0 million, which resulted in an aggregate gain of approximately $3.5 million, net of income tax of approximately $0.5 million.

3. Discontinued Operations

        The Company reports as discontinued operations properties held-for-sale and operating properties sold in the current period. The results of these discontinued operations are included in a separate component of income on the Condensed Consolidated Statements of Income under the caption Discontinued operations. This reporting has resulted in certain reclassifications of 2006 financial statement amounts.

        The components of Income from operations relating to discontinued operations for the three months ended March 31, 2007 and 2006 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2007 and 2006 and a full quarter of operations for those assets classified as held-for-sale as of March 31, 2007 (in thousands):

	Three Months Ended
	March 31, 2007	March 31, 2006
Discontinued Operations:
Revenues from rental property	$ 1,313	$ 6,929
Rental property expenses	(579)	(1,710)

Income from property operations	734	5,219

Depreciation and amortization	(428)	(1,480)
Interest expense	(556)	(462)
Income from other real estate
investments	12,579	317
Other income/(expense)	(4,284)	4

Income from discontinued operating
properties	8,045	3,598
Minority interest in income	(157)	(73)
Gain on disposition of operating
properties	2,794	11,626

Income from discontinued operations	$ 10,682	$ 15,151

        During the three months ended March 31, 2007, the Company classified as held-for-sale three shopping center properties comprising approximately 0.1 million square feet of GLA. The book value of each of these properties, aggregating approximately $42.9 million, net of accumulated depreciation of approximately $2.2 million, did not exceed each of their estimated fair values. As a result, no adjustment of property carrying value has been recorded. The Company’s determination of the fair value for each of these properties, aggregating approximately $69.0 million, is based upon executed contracts of sale with third parties less estimated selling costs.

4. Ground-Up Development

        The Company is engaged in ground-up development projects which consist of (i) merchant building through the Company’s wholly-owned taxable REIT subsidiary, Kimco Developers, Inc. (“KDI”), which develops neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) U.S. ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Mexico for long-term investment. The ground-up development projects generally have substantial pre-leasing prior to the commencement of construction. As of March 31, 2007, the Company had in progress a total of 50 ground-up development projects including 25 merchant building projects, eight U.S. ground-up development projects, and 17 ground-up development projects located throughout Mexico.

Merchant Building -

        During the three months ended March 31, 2007, KDI acquired two land parcels, in separate transactions, for ground-up development of shopping centers and subsequent sale thereof upon completion for an aggregate purchase price of approximately $7.8 million.

        During the three months ended March 31, 2007, KDI sold, in separate transactions, five out-parcels and the residential component of a project for approximately $36.3 million and received approximately $1.3 million of proceeds from completed earn-out requirements on a previously sold project. These transactions resulted in gains of approximately $2.4 million, net of income taxes of $1.6 million.

        Additionally, during the three months ended March 31, 2007, KDI obtained construction financing on one ground-up development property for an aggregate loan amount of up to $6.2 million, of which $4.6 million was outstanding as of March 31, 2007. As of March 31, 2007, KDI had 13 loans with total commitments of up to $326.3 million of which $276.2 million has been funded. These loans have original maturities ranging from three to 28 months and interest rates ranging from 6.82% to 7.22% at March 31, 2007.

        Additionally during the three months ended March 31, 2007, the Company acquired, through a wholly owned taxable REIT subsidiary, land in Fairfax City, VA, for a purchase price of approximately $30.0 million, including the assumption of approximately $1.4 million of construction loan debt, which bears interest at a rate of LIBOR plus 2.25%. The total commitment on the construction loan is $31.3 million and matures in April 2009. As of March 31, 2007, there was $6.0 million funded on the construction loan. The land will be developed into a 0.1 million square foot retail center and will be marketed for sale upon completion. Total estimated project costs are approximately $26.4 million.

Long-term Investment Projects -

        During February 2007, the Company acquired undeveloped land in Union, NJ, for a purchase price of approximately $7.7 million. The land will be developed into a 0.2 million square foot retail center with a total estimated project cost of approximately $38.1 million.

        During March 2007, the Company acquired two undeveloped land parcels in Milton, FL, for a purchase price of approximately $0.8 million. The land will be developed into a 0.1 million square foot retail center with a total estimated project cost of approximately $1.4 million.

        Additionally during the three months ended March 31, 2007, the Company acquired, in separate transactions, land parcels located in Huehuetoca and Ciudad del Carmen, Mexico, for an aggregate purchase price of approximately 157.5 million Mexican Pesos (“MXP”) (approximately USD $14.1 million). The land will be developed into retail centers aggregating approximately 0.6 million square feet with a total estimated aggregate project cost of approximately MXP 529.3 million (approximately USD $47.9 million).

5. Kimsouth

        On May 12, 2006, the Company acquired an additional 48% interest in Kimsouth Realty Inc. (“Kimsouth”) a joint venture investment in which the Company had previously held a 44.5% non-controlling interest, for approximately $22.9 million. As a result of this transaction, the Company’s total ownership increased to 92.5% and the Company became the controlling shareholder. The Company commenced consolidation of Kimsouth upon the closing date. The acquisition of the additional 48% ownership interest has been accounted for as a step acquisition with the purchase price being allocated to the identified assets and liabilities of Kimsouth. As of January 1, 2006, Kimsouth consisted of five properties, four of which were sold/transferred during 2006.

        As of May 12, 2006, Kimsouth had approximately $133.0 million of net operating loss carry-forwards (“NOLs”) which could be utilized to offset future taxable income of Kimsouth. The Company evaluated the need for a valuation allowance based on projected taxable income and determined that a valuation allowance of approximately $34.2 million was required. As such, a purchase price adjustment of $17.5 million was recorded.

        During June 2006, Kimsouth contributed approximately $51.0 million, of which $47.2 million or 92.5% was provided by the Company, to fund its 15% non-controlling interest in a newly formed joint venture with an investment group to acquire a portion of Albertson’s Inc. To maximize investment returns, the investment group’s strategy with respect to this joint venture, includes refinancing, selling selected stores and the enhancement of operations at the remaining stores. Kimsouth accounts for this investment under the equity method of accounting. During February 2007, this joint venture completed the disposition of certain operating stores and a refinancing of the remaining assets in the joint venture. As a result of these transactions Kimsouth received a cash distribution of approximately $121.3 million. Kimsouth has a remaining capital commitment obligation to fund up to an additional $15.0 million for general purposes. This amount is included in Other liabilities in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2007, Kimsouth’s income from the Albertson’s joint venture aggregated approximately $33.3 million, net of income tax. This amount includes (i) an operating loss of approximately $11.7 million, net of an income tax benefit of approximately $7.8 million and (ii) an extraordinary gain of approximately $45.0 million, net of income tax expense of approximately $30.0 million, resulting from purchase price allocation adjustments as determined in accordance with FASB No. 141, Business Combinations. In accordance with Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock, the Company has classified its 15% share of the extraordinary gain, net of income taxes, as a separate component on the Company’s Condensed Consolidated Statements of Income.

        During July 2006, Kimsouth contributed approximately $3.7 million to fund its 15% non-controlling interest in a newly formed joint venture with an investment group to acquire 50 grocery anchored operating properties. During September 2006, Kimsouth contributed an additional $2.2 million to this joint venture to acquire an operating property in Sacramento, CA, comprising approximately 0.1 million square feet of GLA, for a purchase price of approximately $14.5 million. This joint venture investment is included in Investment and advances in real estate joint ventures in the Condensed Consolidated Balance Sheets.

        During 2007, Kimsouth sold its remaining property for an aggregate sales price of approximately $9.1 million. This sale resulted in a gain of approximately $7.9 million, net of income taxes.

        As a result of the Albertson’s transaction and the property sale described above, the Company has reduced the valuation allowance that was applied against Kimsouth NOLs resulting in an income tax benefit of approximately $24.4 million. At March 31, 2007, Kimsouth has deferred tax assets of approximately $28.5 million representing approximately $73.2 million of NOL’s that expire from 2021 to 2023. The Company believes that it is more likely than not that a net deferred tax asset of approximately $18.7 million will be realized on future tax returns, primarily from the generation of future taxable income and therefore, a valuation allowance of $9.8 million has been established for a portion of these deferred tax assets.

6. Investments and Advances in Real Estate Joint Ventures

Kimco Prudential Joint Venture (“KimPru”) -

        On October 31, 2006, the Company completed the merger of Pan Pacific Retail Properties Inc. (“Pan Pacific”), which had a total transaction value of approximately $4.1 billion, including Pan Pacific’s outstanding debt totaling approximately $1.1 billion. As of October 31, 2006, Pan Pacific owned interests in 138 operating properties, which comprised approximately 19.9 million square feet of GLA, located primarily in California, Oregon, Washington and Nevada.

        Immediately following the merger, the Company commenced its joint venture agreements with Prudential Real Estate Investors (“PREI”) though three separate accounts managed by PREI. In accordance with the joint venture agreements, all Pan Pacific assets and respective non-recourse mortgage debt and a newly obtained $1.2 billion credit facility used to fund the transaction were transferred to the separate accounts. PREI contributed approximately $1.1 billion on behalf of institutional investors in three of its portfolios. The Company holds a 15% non-controlling ownership interest in each of the joint ventures, collectively, KimPru, with a total aggregate investment at closing of approximately $194.8 million. The Company accounts for its investment in KimPru under the equity method of accounting. In addition, the Company will manage the portfolios and earn acquisition fees, leasing commissions, property management fees and construction management fees. For the three months ended March 31, 2007, the Company earned management fees of approximately $2.7 million and other transaction related fees of approximately $6.0 million.

        During the three months ended March 31, 2007, KimPru sold four operating properties, in separate transactions, for an aggregate sales price of approximately $94.3 million.

        As of March 31, 2007, the KimPru portfolio was comprised of 133 shopping center properties aggregating approximately 19.4 million square feet of GLA located in 8 states.

        During January 2007, the Company and PREI entered into a new joint venture in which the Company holds a 15% non-controlling interest, which acquired 16 operating properties, aggregating 3.3 million square feet of GLA, for an aggregate purchase price of approximately $822.5 million including the assumption of approximately $487.0 million in non-recourse mortgage debt. Six of these properties were transferred from a joint venture in which the Company held a 5% non-controlling ownership interest. One of the properties was transferred from a joint venture in which the Company held a 30% non-controlling ownership interest. As a result of this transaction, the Company recognized profit participation of approximately $3.7 million and recognized 15% of its share of the gain. The Company will manage these properties and accounts for its investment in this joint venture under the equity method of accounting.

Kimco Income REIT (“KIR”) -

        The Company holds a non-controlling limited partnership interest in KIR and accounts for its investment under the equity method of accounting. Effective July 1, 2006, the Company acquired an additional 1.7% limited partnership interest in KIR, which increased the Company’s non-controlling interest to approximately 45.0%. The Company’s equity in income of KIR for the three months ended March 31, 2007 and 2006 was approximately $6.9 million and $6.4 million, respectively, which includes the Company’s share of gains from property sales of approximately $1.0 million and $0.7 million, respectively.

        During the three months ended March 31, 2007, KIR disposed of an operating property for an aggregate sales price of approximately $11.8 million. This sale resulted in an aggregate gain of approximately $2.1 million of which the Company’s share was approximately $1.0 million.

        In addition, KIR has a master management agreement with the Company, whereby, the Company performs services for fees relating to the management, operation, supervision and maintenance of the joint venture properties. For each of the three months ended March 31, 2007 and 2006, the Company earned management fees of approximately $0.7 million and $0.8 million, respectively.

        As of March 31, 2007, the KIR portfolio was comprised of 65 properties aggregating 14.0 million square feet of GLA located in 19 states.

KROP Venture -

        During 2001, the Company formed a joint venture (the “Kimco Retail Opportunity Portfolio” or “KROP”) with GE Capital Real Estate (“GECRE”), in which the Company has a 20% non-controlling interest and manages the portfolio. The Company accounts for its investment in KROP under the equity method of accounting.

        During the three months ended March 31, 2007, KROP sold four operating properties for an aggregate sales price of approximately $82.9 million. These sales resulted in an aggregate gain of $20.0 million.

        Additionally, during the three months ended March 31, 2007, KROP sold an operating property to the Company for an aggregate sales price of approximately $21.4 million including the assumption of $10.7 million in non-recourse mortgage debt. The Company’s share of the gain related to this transaction has been deferred.

        As of March 31, 2007, the KROP portfolio was comprised of 20 shopping center properties aggregating approximately 2.7 million square feet of GLA located in 8 states. For the three months ended March 31, 2007, the Company recognized equity in income of KROP of approximately $11.0 million, including profit participation of approximately $6.7 million and gain on sale of $4.0 million. The Company recognized approximately $0.7 million of equity in income during the corresponding period in 2006. Additionally, during the three months ended March 31, 2007 and 2006, the Company earned management fees of approximately $0.7 million and $0.9 million, respectively. Also, the Company earned acquisition/disposition fees of approximately $0.3 million during the three months ended March 31, 2007.

        During August 2006, the Company and GECRE agreed to market for sale the remaining properties within the KROP venture.

Kimco/UBS Joint Ventures (“KUBS”) -

        The Company has joint venture investments with UBS Wealth Management North American Property Fund Limited (“UBS”) in which the Company has non-controlling interests ranging from 15% to 20%. These joint ventures, (collectively “KUBS”), were established to acquire high quality retail properties primarily financed through the use of individual non-recourse mortgages. Capital contributions are only required as suitable opportunities arise and are agreed to by the Company and UBS. The Company manages the properties and accounts for its investment in these joint ventures under the equity method of accounting.

        During January 2007, KUBS acquired an operating property for an aggregate purchase price of approximately $43.6 million, which included the assumption of approximately $24.8 million of non-recourse debt.

        As of March 31, 2007, the KUBS portfolio was comprised of 32 operating properties aggregating approximately 5.2 million square feet of GLA located in 11 states. For the three months ended March 31, 2007 and 2006, the Company recognized equity in income of KUBS of approximately $0.2 million and $0.1 million, respectively. Additionally, during the three months ended March 31, 2007 and 2006, the Company earned management fees of approximately $1.3 million and $0.4 million, respectively.

Other Real Estate Joint Ventures -

        During the three months ended March 31, 2007, the Company acquired, in separate transactions, four operating properties, through joint ventures in which the Company has non-controlling interests. These properties were acquired for an aggregate purchase price of approximately $108.9 million, including the assumption of approximately $30.6 million of non-recourse mortgage debt encumbering three of the properties. The Company accounts for its investment in these joint ventures under the equity method of accounting. The Company’s aggregate investment in these joint ventures was approximately $12.0 million. Details of these transactions are as follows (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt	Total	GLA

Cypress Towne Center (Phase I)	Houston, TX	Jan-07 (1)	$ 2,175	$ 4,039	$ 6,214	30

Perimeter Expo	Atlanta, GA	Mar-07	62,150	—	62,150	176

Cranberry Commons (Phase I)	Pittsburgh, PA	Mar-07 (2)	9,961	18,500	28,461	150

Westgate Plaza	Tampa, FL	Mar-07 (2)	4,000	8,100	12,100	100

			$ 78,286	$ 30,639	$108,925	456

(1)	This property was transferred from KDI.
(2)	These properties were transferred from ventures in which the Company had preferred equity investments.

        During January 2007, the Company transferred 50% of its 100% interest in a development property in Mexicali, Mexico, to a joint venture partner for approximately $6.3 million, which approximated its carrying value. As a result of this transaction, the Company has deconsolidated this entity and accounts for its remaining 50% interest under the equity method of accounting.

        During the three months ended March 31, 2007, joint ventures in which the Company has non-controlling interests disposed of, in separate transactions, two properties for an aggregate sales price of approximately $125.5 million. These sales resulted in an aggregate gain of approximately $26.5 million, of which the Company’s share was approximately $12.7 million.

        The Company’s maximum exposure to losses associated with its Investments and advances in real estate joint ventures is primarily limited to its carrying value in these investments. As of March 31, 2007, the Company’s carrying value in these investments approximated $1.1 billion.

7. Other Real Estate Investments

Preferred Equity Capital -

        The Company maintains a preferred equity program, which provides capital to developers and owners of real estate. During the three months ended March 31, 2007, the Company provided an aggregate of approximately $27.1 million in investment capital to developers and owners of 17 real estate properties. As of March 31, 2007, the Company’s net investment under the Preferred Equity program was approximately $415.0 million relating to 228 properties. During the three months ended March 31, 2007, the Company earned from these investments approximately $12.5 million, including $3.3 million in profit participation earned from four capital transactions. During the three months ended March 31, 2006, the Company earned approximately $9.9 million from these investments including $4.1 million in profit participation earned from two capital transactions.

        Two of the capital transactions described above for the three months ended March 31, 2007, were the result of the transfer of two operating properties, in separate transactions, to a joint venture in which the Company holds a 15% non-controlling interest for an aggregate price of approximately $40.6 million, including the assumption of approximately $26.6 million in non-recourse debt. These sales resulted in an aggregate profit participation of approximately $1.4 million.

        Additionally, included in the capital transactions described above for the three months ended March 31, 2007, is the transfer of an operating property to the Company for approximately $4.5 million, including the assumption of $3.1 million in non-recourse mortgage debt. As a result of the Company’s continued ownership interest, the Company did not recognize any profit participation.

8. Mortgages and Other Financing Receivables

        During January 2007, the Company provided approximately $7.0 million as its participation share of a $26.0 million one year bridge loan to a real estate developer. This loan bears interest at a blended fixed rate of 13% per annum and is collateralized by the real estate interest of the developer and is partially guaranteed by the developer. As of March 31, 2007, the Company’s outstanding balance on this loan participation was approximately $7.0 million.

        During February 2007, the Company provided MXP 87.7 million (approximately USD $8.0 million) in two tranches to an owner of an operating property located in Guadalajara, Mexico. The loan, which is collateralized by the property, bears interest at 11% per annum. The tranches, MXP 10.8 million and MXP 76.9 million, are scheduled to mature in 2008 and 2017, respectively. The Company is entitled to a participation feature of 20% of annual cash flows after debt service and 20% of proceeds from sale or re-finance of the property. As of March 31, 2007, the outstanding balance on this loan was approximately MXP 87.7 million (approximately USD $7.9 million).

        Additionally during February 2007, the Company provided a $13.0 million loan to an owner of a shopping center located in Mexico City, Mexico. The loan bears interest at LIBOR plus 2.75% and matures in August 2007. As of March 31, 2007, the outstanding balance on this loan was approximately $13.0 million.

9. Supplemental Schedule of Non-Cash Investing / Financing Activities

        The following schedule summarizes the non-cash investing and financing activities of the Company for the three months ended March 31, 2007 and 2006 (in thousands):

	2007	2006
Acquisition of real estate interests by issuance of the
Company's common stock and/or assumption of mortgage
debt	$34,713	$105,483
Acquisition of real estate interests by issuance of
redeemable units	$ —	$113,493
Proceeds held in escrow through sale of real estate
interests	$ 8,144	$ 37,051
Acquisition of real estate interests through proceeds
held in escrow	$ —	$ 19,218

Declaration of dividends paid in succeeding period	$93,607	$ 82,258

10. Incentive Plans

        The Company maintains an equity participation plan (the “Plan”) pursuant to which a maximum of 42,000,000 shares of the Company’s common stock may be issued for qualified and non-qualified options and restricted stock grants. Unless otherwise determined by the Board of Directors at its sole discretion, options granted under the Plan generally vest ratably over a three or five year term, expire ten years from the date of grant and are exercisable at the market price on the date of grant. Restricted stock grants vest 100% on the fifth anniversary of the grant. In addition, the Plan provides for the granting of certain options to each of the Company’s non-employee directors (the “Independent Directors”) and permits such Independent Directors to elect to receive deferred stock awards in lieu of directors’ fees.

        Effective January 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

        The Company recognized stock options expense of $1.6 million and $1.4 million for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, the Company had $18.0 million of total unrecognized compensation cost related to unvested stock compensation granted under the Company’s Plan. That cost is expected to be recognized over a weighted average period of approximately 2.7 years.

11. Pro Forma Financial Information

        As discussed in Note 2, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the three months ended March 31, 2007. The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Income for the three months ended March 31, 2007 and 2006, adjusted to give effect to these transactions at the beginning of each year.

        The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations. (Amounts presented in millions, except per share figures.)

Three Months ended March 31,
	2007	2006
Revenues from rental property	$ 159.4	$ 139.5
Income before extraordinary gain	$ 100.1	$ 79.9
Net income	$ 141.7	$ 79.9

Income before extraordinary gain per common share:
Basic	$ 0.39	$ 0.34

Diluted	$ 0.38	$ 0.33

Net income per common share:
Basic	$ 0.55	$ 0.34

Diluted	$ 0.54	$ 0.33

12. Subsequent Event

        During April 2007, the Company issued $300.0 million of ten-year Senior Unsecured Notes at an interest rate of 5.70% per annum payable semi-annually in arrears. The Notes were sold at 99.984% of par value. Net proceeds from the issuance were approximately $297.8 million, after related transaction costs of approximately $2.2 million. The proceeds from this issuance were primarily used to repay a portion of the outstanding balance under the Company’s U.S. revolving credit facility and for general corporate purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt or other sources of financing on favorable terms, (iv) changes in governmental laws and regulations, (v) the level and volatility of interest rates, (vi) the availability of suitable acquisition opportunities and (vii) increases in operating costs. Accordingly, there is no assurance that the Company’s expectations will be realized.

        The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto. These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

Executive Summary

        Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers. As of April 23, 2007, the Company had interests in 1,365 properties, totaling approximately 175 million square feet of gross leaseable area (“GLA”) located in 45 states, Canada, Mexico, Chile and Puerto Rico.

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

Results of Operations

        Revenues from rental property increased $21.1 million or 15.4% to $158.3 million for the three months ended March 31, 2007, as compared with $137.2 million for the corresponding quarter ended March 31, 2006. This net increase resulted primarily from the combined effect of (i) the acquisition of operating properties during 2006 and the three months ended March 31, 2007, providing incremental revenue for the three months ended March 31, 2007 of $22.6 million, (ii) an overall increase in shopping center portfolio occupancy to 95.6% at March 31, 2007, as compared to 94.6% at March 31, 2006 and the completion of certain development and redevelopment projects and tenant buyouts providing incremental revenues of approximately $2.2 million for the three months ended March 31, 2007 as compared to the corresponding period last year, offset by (iii) a decrease in revenues of approximately $3.7 million for the three months ended March 31, 2007, as compared to the corresponding period last year, resulting from the transfer of operating properties to various unconsolidated joint venture entities and the sale of certain properties during 2006 and the three months ended March 31, 2007.

        Rental property expenses, including depreciation and amortization, increased $19.2 million or 29.4% to $84.4 million for the three months ended March 31, 2007, as compared to $65.2 million for the corresponding quarter ended March 31, 2006. This increase is primarily due to operating property acquisitions during 2007 and 2006 which were partially offset by operating property dispositions including those transferred to various joint venture entities.

        Management and other fee income increased approximately $9.7 million for the three months ended March 31, 2007, as compared to the corresponding period in 2006. This increase is primarily due to increased property management fees and other transaction related fees related to the growth in the Company’s co-investment programs.

        General and administrative expenses increased approximately $6.0 million to $22.7 million for the three months ended March 31, 2007, as compared to $16.7 million in the corresponding period in 2006. This increase is primarily due to personnel related costs, including the non-cash expensing of stock options granted, attributable to the growth of the Company.

        Interest, dividends and other investment income decreased approximately $6.0 million to $6.2 million for the three months ended March 31, 2007, as compared to $12.3 million for the corresponding period in 2006. This decrease is primarily due to a decrease in realized gains of approximately $7.8 million resulting from the sale of certain marketable securities during the corresponding period in 2006, offset by an increase of approximately $1.6 million in interest income.

        Other (expense)/income, net decreased $15.6 million to $3.7 million of an expense for the three months ended March 31, 2007, as compared to income of $11.9 million for the three months ended March 31, 2006. This decrease results primarily from the distribution of Sears Holdings Corp. common stock received in 2006 as partial settlement of the Company’s Kmart pre-petition claims.

        Interest expense increased $6.7 million to $46.3 million for the three months ended March 31, 2007 as compared to $39.6 million for the corresponding period in 2006. This increase was due to higher interest rates and higher outstanding levels of debt during this period as compared to the same period in the preceding year.

        Benefit/(provision) for income taxes increased $31.7 million to a benefit of $30.1 million for the three months ended March 31, 2007, as compared to a provision of $1.6 million in the corresponding period in 2006. This increase is primarily due to the reduction of approximately $24.4 million of NOL valuation allowance and a tax benefit of approximately $7.8 million from operating losses recognized in connection with the Albertson’s investment.

        Income from other real estate investments decreased $3.8 million to $14.5 million for the three months ended March 31, 2007, as compared to $18.3 million for the corresponding quarter ended March 31, 2006. This decrease is primarily due to a decrease in earnings from FNC resulting from the sale of certain properties in the corresponding period in 2006, offset by an increase in earnings resulting from the Company’s Preferred Equity program which contributed income of approximately $12.5 million, including $3.3 million of profit participation earned from four capital transactions, for the quarter ended March 31, 2007, as compared to $9.9 million, including $4.1 million of profit participation earned from two capital transactions for the corresponding quarter ended March 31, 2006.

        Equity in income of real estate joint ventures, net increased $13.4 million to $30.2 million for the three months ended March 31, 2007, as compared to $16.8 million for the corresponding quarter ended March 31, 2006. This increase is primarily attributable to (i) increased equity in income from the Kimco Retail Opportunity Portfolio joint venture investment (“KROP”) primarily resulting from profit participation of approximately $6.7 million and gains from the sale of four operating properties during 2007 of which the pro-rata share of gains to the Company were $4.0 million for the three months ended March 31, 2007, (ii) increase in equity in income of $11.5 million resulting from the sale of an operating property held in a joint venture in which the Company had a non-controlling interest, and (iii) the Company’s growth of its various other real estate joint ventures due to additional capital investments for the acquisition of additional operating properties by the ventures throughout 2006 and the three months ended March 31, 2007, partially offset by (iv) operating losses from the Albertson’s joint venture investment of approximately $19.5 million.

        During the three months ended March 31, 2007, KDI sold, in separate transactions, five out-parcels and the residential component of a project for approximately $36.3 million and received approximately $1.3 million of proceeds from completed earn-out requirements on a previously sold project. These transactions resulted in gains of approximately $2.4 million, net of income taxes of $1.6 million.

        During the three months ended March 31, 2006, KDI sold ten out-parcels, in separate transactions, for approximately $11.5 million and received approximately $5.1 million of proceeds from completed earn-out requirements on three previously sold projects. These sales resulted in gains of approximately $1.8 million, net of income taxes of $1.2 million.

        During the three months ended March 31, 2007, the Company disposed of two operating properties and a portion of one operating property, in separate transactions, for an aggregate sales price of approximately $13.0 million, which resulted in an aggregate gain of approximately $3.5 million, net of income tax of approximately $0.5 million.

        During the three months ended March 31, 2006, the Company (i) disposed of, one operating property for a sales price of $37.8 million which resulted in a gain of approximately $11.6 million and (ii) transferred another operating property to a joint venture in which the Company has a 20% non-controlling interest for a price of approximately $29.8 million.

        Net income for the three months ended March 31, 2007 was $153.8 million, as compared to $96.2 million for the three months ended March 31, 2006. On a diluted per share basis, net income increased $0.19 to $0.59 for the three month period ended March 31, 2007, as compared to $0.40 for the corresponding quarter in the previous year. This increase is attributable to (i) a contribution of approximately $56.5 million related to the Albertson’s investment monetization, (ii) an increase in revenues from rental properties primarily due to the acquisition of operating properties during 2006 and the three months ended March 31, 2007 and (iii) an increase in equity in income of real estate joint ventures achieved from profit participation and gains on sale of joint venture operating properties and additional capital investments in the Company’s joint venture programs for the acquisition of additional operating properties throughout 2007 and 2006, partially offset by, (iv) a decrease in income resulting from the sale of certain marketable securities during the prior corresponding period in 2006.

Tenant Concentration

        The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base. At March 31, 2007, the Company’s five largest tenants were The Home Depot, TJX Companies, Sears Holdings, Kohl’s, and Wal-Mart, which represented approximately 3.5%, 2.8%, 2.4%, 2.2% and 2.1%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

        The Company’s cash flow activities are summarized as follows (in millions):

	Three Months Ended March 31,
	2007	2006
Net cash flow provided by operating activities	$ 196.5	$ 133.1
Net cash flow used for investing activities	$(324.5)	$(524.5)
Net cash flow (used for) provided by financing activities	$(97.0)	$ 473.9

Operating Activities

        The Company anticipates that cash flows from operating activities will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short term and long term. In addition, the Company anticipates that cash on hand, borrowings under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Net cash flow provided by operating activities for the three months ended March 31, 2007, was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2007 and 2006, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) growth in the Company’s joint venture and Preferred Equity programs.

Investing Activities

Acquisitions and Redevelopments -

        During the three months ended March 31, 2007, the Company expended approximately $138.0 million towards acquisition of and improvements to operating real estate.

        The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace. During the three months ended March 31, 2007, the Company expended approximately $15.8 million in connection with these major redevelopments and re-tenanting projects. The Company anticipates its capital commitment toward these and other redevelopment projects during 2007 will be approximately $125.0 million to $150.0 million. The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving lines of credit.

Investments and Advances to Joint Ventures -

        During the three months ended March 31, 2007, the Company expended approximately $57.9 million for investments and advances to real estate joint ventures and received approximately $49.2 million from reimbursements of advances to real estate joint ventures. In addition, the Company received approximately $51.5 million from reimbursement of other investments.

Ground-up Development -

        The Company is engaged in ground-up development projects which consist of (i) merchant building through the Company’s wholly-owned taxable REIT subsidiary, KDI, which develops neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) U.S. ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Mexico for long-term investment. The ground-up development projects generally have substantial pre-leasing prior to the commencement of construction. As of March 31, 2007, the Company had in progress a total of 50 ground-up development projects including 25 merchant building projects, eight U.S. ground-up development projects, and 17 ground-up development projects located throughout Mexico.

        During the three months ended March 31, 2007, the Company expended approximately $193.5 million in connection with the purchase of land and construction costs related to these projects. These projects are currently proceeding on schedule and substantially in line with the Company’s budgeted costs. The Company anticipates its capital commitment during 2007 toward these and other development projects will be approximately $550 million to $600 million. The proceeds from the sales of the completed ground-up development projects, proceeds from construction loans and availability under the Company’s revolving lines of credit are expected to be sufficient to fund these anticipated capital requirements.

Dispositions and Transfers -

        During the three months ended March 31, 2007, the Company received net proceeds of approximately $39.6 million relating to the sale of various operating properties and ground-up development projects and approximately $12.0 million from the transfer of operating properties to various joint ventures.

Financing Activities

        It is management’s intention that the Company continually has access to the capital resources necessary to expand and develop its business. As such, the Company intends to operate with and maintain a conservative capital structure with a level of debt to total market capitalization of 50% or less. As of March 31, 2007, the Company’s level of debt to total market capitalization was 22%. In addition, the Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings. The Company may, from time-to-time, seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives in a manner consistent with its intention to operate with a conservative debt structure.

        Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $5.2 billion for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.

        The Company has an $850.0 million unsecured revolving credit facility, which is scheduled to expire in July 2008. This credit facility has made available funds to both finance the purchase of properties and other investments and meet any short-term working capital requirements. As of March 31, 2007, there was no outstanding balance under this credit facility.

        Additionally, the Company has a Canadian denominated (“CAD”) $250.0 million unsecured credit facility with a group of banks, which is scheduled to expire in March 2008. Proceeds from this facility are used for general corporate purposes including the funding of Canadian denominated investments. As of March 31, 2007, there was no outstanding balance under this credit facility.

        The Company also has a Mexican Peso denominated (“MXP”) 500.0 million unsecured revolving credit facility, which is scheduled to expire in May 2008. Proceeds from this facility are used to fund peso denominated investments. As of March 31, 2007, there was no outstanding balance under this facility.

        The Company has a MTN program pursuant to which it may, from time-to-time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company’s debt maturities.

        During May 2006, the Company filed a shelf registration statement on Form S-3ASR, which is effective for a term of three-years, for the future unlimited offerings, from time-to-time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants.

        In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects. As of March 31, 2007, the Company had over 400 unencumbered property interests in its portfolio.

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

        Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. Cash dividends paid for the three months ended March 31, 2007 and 2006 were $93.2 million and $78.2 million, respectively.

Other Commitments

        In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        The Company adopted the provisions of FIN 48 on January 1, 2007. The Company does not have any material unrecognized tax benefits, therefore the adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The Company’s primary market risk exposure is interest rate risk. The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of March 31, 2007, with corresponding weighted-average interest rates sorted by maturity date. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency. The instruments actual cash flows are denominated in U.S. dollars and Canadian dollars, as indicated by geographic description ($ in USD equivalent in thousands).

	2007	2008	2009	2010	2011	2012+	Total	Fair Value
U.S Dollar
Denominated
Secured Debt
Fixed Rate	$26,168	$91,684	$59,564	$19,637	$49,425	$319,530	$566,008	$613,264

Average
Interest Rate	8.06%	7.19%	7.32%	8.40%	7.32%	6.48%	6.89%

Variable Rate	$104,681	$149,600	$39,037	$16,400	—	$4,537	$314,255	$314,255

Average
Interest Rate	7.13%	6.92%	6.95%	7.32%	—	6.46%	7.01%

Unsecured Debt
Fixed Rate	$250,009	$125,568	$180,000	$76,357	$362,658	$1,445,545	$2,440,137	$2,468,858

Average Interest
Rate	6.83%	4.61%	6.98%	5.55%	6.36%	5.50%	5.83%

Variable Rate	$5,993	—	—	—	—	—	$5,993	$5,993

Average
Interest Rate	7.87%	—	—	—	—	—	7.87%

Canadian Dollar
Denominated
Unsecured Debt
Fixed Rate	—	—	—	$129,909	—	$173,214	$303,123	$303,129
Average Interest Rate	—	—	—	4.45%	—	5.18%	4.87%

        Based on the Company’s variable-rate debt balances, interest expense would have increased by approximately $0.8 million for the three months ended March 31, 2007 if short-term interest rates were 1% higher.

        As of March 31, 2007, the Company had Canadian investments totaling CAD $450.3 million (approximately USD $390.0 million) comprised of a real estate joint venture investments and marketable securities. In addition, the Company has Mexican real estate investments of approximately MXP 6.0 billion (approximately

USD $543.5 million). The foreign currency exchange risk has been partially mitigated through the use of local currency denominated debt and a cross currency swap (the “CC Swap”) with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-party to the CC Swap. The Company believes it mitigated its credit risk by entering into the CC Swap with major financial institutions.

        The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 2007, the Company had no other material exposure to market risk.

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

        There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

        10.1 Second Amended and Restated 1998 Equity Participation Plan.

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

KIMCO REALTY CORPORATION

May 8, 2007 (Date)	/s/ Milton Cooper Milton Cooper Chairman of the Board

May 8, 2007 (Date)	/s/ Michael V. Pappagallo Michael V. Pappagallo Chief Financial Officer

