Form 10-Q
period 2007-06-30
KIMCO REALTY CORP
filed 2007-08-08
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number           1-10899

Kimco Realty Corporation

(Exact name of registrant as specified in its charter)

Maryland	13-2744380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large Accelerated filer X	Accelerated filer _____ Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ___	No X

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

252,225,755 shares outstanding as of July 20, 2007.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Financial Statements -

Condensed Consolidated Balance Sheets as of June 30, 2007 and

December 31, 2006.	3

Condensed Consolidated Statements of Income for the Three and

Six Months Ended June 30, 2007 and 2006.	4

Condensed Consolidated Statements of Comprehensive Income for

the Three and Six Months Ended June 30, 2007 and 2006.	5

Condensed Consolidated Statements of Cash Flows for the Six

Months Ended June 30, 2007 and 2006.	6

Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.	Controls and Procedures	39

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Submission of Matters to a Vote of Security Holders	40

Item 5.	Other Information	41

Item 6.	Exhibits	41

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	JUNE 30,	DECEMBER 31,
	2007	2006
Assets:
Operating real estate, net of accumulated depreciation of $883,094 and $806,670, respectively	$4,831,752	$4,156,667
Investments and advances in real estate joint ventures	1,273,382	1,067,918
Real estate under development	1,115,980	1,037,982
Other real estate investments	461,734	451,731
Mortgages and other financing receivables	176,070	162,669
Cash and cash equivalents	109,531	345,065
Marketable securities	228,579	202,659
Accounts and notes receivable	90,364	83,418
Other assets	337,858	361,171

Total Assets	$8,625,250	$7,869,280

Liabilities:
Notes payable	$3,414,047	$2,748,345
Mortgages payable	563,975	567,917
Construction loans payable	213,193	270,981
Dividends payable	93,697	93,222
Other liabilities	419,141	396,614

Total Liabilities	4,704,053	4,077,079

Minority interests	421,194	425,242

Commitments and contingencies

Stockholders’ equity:
Preferred stock , $1.00 par value, authorized 3,600,000 shares
Class F Preferred Stock, $1.00 par value, authorized 700,000 shares
Issued and outstanding 700,000 shares	700	700
Aggregate liquidation preference $175,000
Common stock, $.01 par value, authorized 750,000,000 and 300,000,000 shares, respectively
Issued 252,735,515 and 251,416,749 shares; outstanding 252,188,935 and 250,870,169, respectively.	2,522	2,509
Paid-in capital	3,211,398	3,178,016
Retained earnings	234,990	140,509
	3,449,610	3,321,734
Accumulated other comprehensive income	50,393	45,225

Total stockholders’ equity	3,500,003	3,366,959

Total liabilities and stockholders’ equity	$8,625,250	$7,869,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues from rental property	$170,785	$145,986	$328,879	$282,902

Rental property expenses:
Rent	(3,097)	(2,881)	(5,981)	(5,730)
Real estate taxes	(19,952)	(19,151)	(38,606)	(36,074)
Operating and maintenance	(22,579)	(17,134)	(43,486)	(34,223)

Mortgage and other financing income	4,586	8,716	7,724	12,910
Management and other fee income	13,740	12,340	30,786	19,735
Depreciation and amortization	(46,910)	(34,289)	(88,596)	(62,397)
General and administrative expenses	(24,810)	(16,564)	(47,508)	(33,295)
Interest, dividends and other investment income	8,315	12,054	14,558	24,344
Other (expense)/income, net	(865)	(3,134)	(4,572)	8,305
Interest expense	(52,672)	(41,374)	(98,930)	(80,928)

Income from continuing operations before income taxes, income from other real estate investments, equity in income of joint ventures,
minority interests in income, and gain on sale of development properties	26,541	44,569	54,268	95,549

Benefit for income taxes	2,974	3,257	33,088	1,680

Income from other real estate investments	32,450	15,430	46,969	33,747
Equity in income of joint ventures, net	42,215	26,761	72,375	43,512
Minority interests in income, net	(9,681)	(8,015)	(13,815)	(13,757)
Gain on sale of development properties,
net of tax of $3,533, $4,423, $5,134 and 5,632, respectively	5,300	6,635	7,703	8,447

Income from continuing operations	99,799	88,637	200,588	169,178

Discontinued operations:
Income from discontinued operating properties	22,736	2,598	30,722	6,699
Minority interest in income	(5,403)	(1,501)	(5,559)	(1,574)
Loss on operating properties held for sale/sold	(1,832)	(813)	(1,832)	(813)
Gain on disposition of operating properties, net of tax	2,476	18,429	5,271	30,055
Income from discontinued operations	17,977	18,713	28,602	34,367

Gain on transfer of operating properties	—	1,394	—	1,394
Gain on sale of operating properties, net of tax	1,606	—	2,332	—
Total gain on transfer or sale of operating properties, net of tax	1,606	1,394	2,332	1,394

Income before extraordinary item	119,382	108,744	231,522	204,939

Extraordinary gain from joint venture resulting from purchase price
allocation, net of tax and minority interest	8,640	—	50,265	—

Net income	128,022	108,744	281,787	204,939

Preferred stock dividends	(2,909)	(2,909)	(5,819)	(5,819)

Net income available to common shareholders	$125,113	$105,835	$275,968	$199,120

Per common share:
Income from continuing operations:
-Basic	$0.39	$0.36	$0.78	$0.70
-Diluted	$0.38	$0.35	$0.77	$0.69
Net income :
-Basic	$0.50	$0.44	$1.10	$0.85
-Diluted	$0.49	$0.43	$1.07	$0.83

Weighted average shares outstanding for net income calculations:
-Basic	252,074	240,554	251,721	234,647
-Diluted	257,398	246,048	257,422	240,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income	$128,022	$108,744	$281,787	$204,939
Other comprehensive income:
Change in unrealized gain/(loss) on marketable securities	85	(3,390)	616	(22,280)
Change in unrealized gain on foreign currency hedge agreements	1,217	149	1,440	339
Foreign currency translation adjustment	11,341	2,580	3,112	1,922

Other comprehensive income	12,643	(661)	5,168	(20,019)

Comprehensive income	$140,665	$108,083	$286,955	$184,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flow from operating activities:
Net income	$281,787	$204,939
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	89,321	65,527
Extraordinary item	(50,265)	—
Loss on operating properties held for sale/sold/transferred	1,832	813
Gain on sale of development properties	(12,837)	(14,079)
Gain on sale/transfer of operating properties	(9,158)	(33,537)
Minority interests in income of partnerships, net	19,374	15,336
Equity in income of joint ventures, net	(72,375)	(43,512)
Income from other real estate investments	(41,701)	(25,696)
Distributions from joint ventures	239,417	69,237
Cash retained from excess tax benefits	(2,158)	—
Change in accounts and notes receivable	(7,212)	545
Change in accounts payable and accrued expenses	7,367	16,810
Change in other operating assets and liabilities	(50,588)	(16,248)
Net cash flow provided by operating activities	392,804	240,135

Cash flow from investing activities:
Acquisition of and improvements to operating real estate	(700,686)	(395,144)
Acquisition of and improvements to real estate under development	(377,038)	(240,860)
Investment in marketable securities	(32,474)	(53,641)
Proceeds from sale of marketable securities	11,358	38,736
Proceeds from transferred operating/development properties	45,392	77,003
Investments and advances to real estate joint ventures	(273,326)	(132,919)
Reimbursements of advances to real estate joint ventures	120,219	62,821
Other real estate investments	(56,783)	(135,924)
Reimbursements of advances to other real estate investments	59,855	26,326
Investment in mortgage loans receivable	(72,205)	(89,130)
Collection of mortgage loans receivable	59,826	79,627
Other investments	(826)	(95,533)
Reimbursements of other investments	52,739	—
Proceeds from sale of operating properties	36,991	53,729
Proceeds from sale of development properties	102,510	71,516
Net cash flow used for investing activities	(1,024,448)	(733,393)

Cash flow from financing activities:
Principal payments on debt, excluding
normal amortization of rental property debt	(64,675)	(12,056)
Principal payments on rental property debt	(7,210)	(4,970)
Principal payments on construction loan financings	(47,819)	(32,963)
Proceeds from mortgage/construction loan financings	82,205	97,573
Borrowings under revolving credit facilities	425,534	171,068
Repayment of borrowings under revolving credit facilities	(938)	(234,419)
Proceeds from issuance of unsecured notes	300,000	300,000
Repayment of unsecured notes/term loan	(85,000)	—
Financing origination costs	(3,992)	(9,246)
Redemption of minority interests in real estate partnerships	(45,394)	(7,132)
Dividends paid	(186,829)	(160,427)
Cash retained from excess tax benefits	2,158	—
Proceeds from issuance of stock	28,070	431,903
Net cash flow provided by financing activities	396,110	539,331

Change in cash and cash equivalents	(235,534)	46,073

Cash and cash equivalents, beginning of period	345,065	76,273
Cash and cash equivalents, end of period	$109,531	$122,346

Interest paid during the period (net of capitalized interest
of $12,383, and $9,646, respectively)	$99,917	$72,201

Income taxes paid during the period	$7,180	$3,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Statements

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation (the “Company”), its subsidiaries, all of which are wholly-owned, and all entities in which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity, (“VIE”), in accordance with the provisions and guidance of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”) or meets certain criteria of a sole general partner or managing member as identified, in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investors Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). All inter-company balances and transactions have been eliminated in consolidation. The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K and current report on Form 8-K dated July 6, 2007.

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

                 In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company does not have any material unrecognized tax benefits, therefore the adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.

The Company’s policy is to recognize estimated interest and penalties related to unrecognized tax benefits as other expense. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years (after 2003 for federal and state and after 2001 for Canada) based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.

Earnings Per Share -

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Computation of Basic Earnings Per Share:

Income from continuing operations before extraordinary gain	$99,799	$88,637	$200,588	$169,178

Gain on transfer of operating properties	—	1,394	—	1,394
Gain on sale of operating properties, net of tax	1,606	—	2,332	—

Preferred stock dividends	(2,909)	(2,909)	(5,819)	(5,819)

Income from continuing operations before extraordinary gain applicable to common shares	98,496	87,122	197,101	164,753

Income from discontinued operations	17,977	18,713	28,602	34,367

Extraordinary gain	8,640	—	50,265	—

Net income applicable to common shares	$125,113	$105,835	$275,968	$199,120

Weighted average common shares
outstanding	252,074	240,554	251,721	234,647

Basic Earnings Per Share:

Income from continuing operations before extraordinary gain	$0.39	$0.36	$0.78	$0.70
Income from discontinued operations	0.07	0.08	0.12	0.15
Extraordinary gain	0.04	—	0.20	—
Net income	$0.50	$0.44	$1.10	$0.85

Computation of Diluted Earnings Per Share:
Income from continuing operations before extraordinary gain applicable to common shares	$98,496	$87,122	$197,101	$164,753

Distributions on convertible units (a)	—	209	—	363

Income from continuing operations before extraordinary gain for diluted earnings per share	$98,496	$87,331	$197,101	$165,116

Income from discontinued operations	17,977	18,713	28,602	34,367

Extraordinary gain	8,640	—	50,265	—

Net income for diluted earnings per share	$125,113	$106,044	$275,968	$199,483

Weighted average common shares outstanding – basic	252,074	240,554	251,721	234,647

Effect of dilutive securities: Stock options	5,324	4,861	5,701	4,864

Assumed conversion of convertible units (a)	—	633	—	554

Shares for diluted earnings per common share	257,398	246,048	257,422	240,065

Diluted Earnings Per Share:

Income from continuing operations before extraordinary gain	$0.38	$0.35	$0.77	$0.69
Income from discontinued operations	0.07	0.08	0.11	0.14
Extraordinary gain	0.04	—	0.19	—
Net income	$0.49	$0.43	$1.07	$0.83

(a)

For the three and six months ended June 30, 2007 and 2006, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

There were approximately 111,750 and 63,750 stock options that were anti-dilutive at June 30, 2007 and 2006, respectively.

New Accounting Pronouncements -

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The impact of adopting SFAS No. 157 is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No 159 is effective for fiscal years beginning after November 15, 2007. The impact of SFAS No. 159 is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2007, the AICPA issued Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide for Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies ("SOP 07-1"), which will become effective for fiscal years beginning on or after December 15, 2007. SOP 07-1 sets forth more stringent criteria for qualifying as an investment company than does the predecessor Audit Guide. In addition, SOP 07-1 establishes new criteria for a parent company or equity method investor to retain investment company accounting in their consolidated financial statements. Investment companies record all their investments at fair value with changes in value reflected in earnings. The impact of adopting SOP 07-1 is not expected to have a material impact on the Company's financial position or results of operations.

2.	Operating Property Activities

Acquisitions -

During the six months ended June 30, 2007, the Company acquired, in separate transactions, 37 operating properties, comprising an aggregate 2.8 million square feet of a gross leasable area (“GLA”), for an aggregate purchase price of approximately $728.3 million including the assumption of approximately $68.8 million of non-recourse mortgage debt encumbering six of the properties. Details of these transactions are as follows (in thousands):

			Purchase Price
Property Name	Location	MonthAcquired	Cash	Debt Assumed	Total	GLA

3 Properties	Various	Jan-07 (1)	$ 22,535	$19,480	$ 42,015	240

Embry Village	Atlanta, GA	Feb-07	46,800	-	46,800	215

Park Place	Morrisville, NC	Mar-07 (2)	10,700	10,700	21,400	170

35 North Third Street	Philadelphia, PA	Mar-07	2,100	-	2,100	2

Waldo’s Mexico Portfolio (17 properties)	Various, Mexico	Mar-07	51,500	-	51,500	488

Cranberry Commons II	Pittsburgh, PA	Mar-07 (3)	1,431	3,108	4,539	17

Lake Grove	Lake Grove, NY	Apr-07 (4)	31,500	-	31,500	158

1628 Walnut St	Philadelphia, PA	Apr-07	3,500	-	3,500	2

2 Properties	Various	Apr-07 (5)	62,800	-	62,800	436

Flagler Park	Miami, FL	Apr-07	95,000	-	95,000	350

2 Properties	Various	May-07 (6)	36,801	16,800	53,601	169

Suburban Square	Ardmore, PA	May-07	215,000	-	215,000	359

1701 Walnut St	Philadelphia, PA	May-07	12,000	-	12,000	15

30 West 21st St	New York, NY	May-07	6,250	18,750	25,000	5

Chatham Plaza	Savannah, GA	June-07	44,600	-	44,600	199

2 Properties	Various	June-07 (7)	16,920	-	16,920	22

			$659,437	$68,838	$728,275	2,847

(1)	Three properties acquired in separate transactions, located in Alpharetta, GA, Apopka, FL and Southlake, TX.
(2)	The Company acquired this property from a joint venture in which the Company holds a 20% non-controlling interest.
(3)	The Company acquired this property from a venture in which the Company had a preferred equity investment.

(4)

During April 2007, the Company provided a $31.0 million preferred equity investment to a newly formed joint venture in which the Company has a 98% economic interest for the acquisition of this operating property. The Company has determined under the provisions of FIN 46(R) that this joint venture is a VIE and that the Company is the primary beneficiary. As such, the Company has consolidated this entity for accounting and reporting purposes.

(5)	The Company acquired, in separate transactions, these two properties located in Chico, CA and Auburn, WA from a joint venture in which the Company holds a 15% non-controlling interest.
(6)	Two properties acquired in separate transactions, located in Sparks, NV and San Diego, CA.
(7)	Two Properties acquired in separate transactions, located in Boston, MA and Philadelphia, PA.

The aggregate purchase price of these properties has been allocated to the tangible and intangible assets and liabilities of the properties in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”) at the date of acquisition, based on evaluation of information and estimates available at such date. As final information regarding the fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation. The allocations are finalized no later than twelve months from the acquisition date. The total aggregate purchase price was allocated as follows:

Land	$ 209,436
Buildings	350,902
Below Market Rents	(37,309)
Above Market Rents	9,910
In-Place Leases	27,981
Other Intangibles	13,648
Building Improvements	122,949
Tenant Improvements	30,758
$ 728,275

Dispositions -

During the six months ended June 30, 2007, the Company (i) disposed of five operating properties and completed partial sales of two operating properties, in separate transactions, for an aggregate sales price of approximately $30.3 million, which resulted in an aggregate net gain of approximately $5.8 million, after income tax of approximately $1.6 million and (ii) transferred one operating property, which was acquired in the first quarter of 2007, to a joint venture in which the Company holds a 15% non-controlling ownership interest for an aggregate price of approximately $4.5 million, which represented the net book value.

Additionally during the six months ended June 30, 2007, a consolidated joint venture in which the Company had a preferred equity investment disposed of a property for a sales price of approximately $60.9 million. As a result of this capital transaction, the Company received approximately $20.7 million of profit participation, before minority interest of approximately $5.4 million. This profit participation has been recorded as income from other real estate investments and is reflected in Income from discontinued operating properties in the Company’s Condensed Consolidated Statements of Income.

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

The components of Income from operations relating to discontinued operations for the three and six months ended June 30, 2007 and 2006 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2007 and 2006 and the operations for the applicable period for those assets classified as held-for-sale as of June 30, 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Discontinued operations:
Revenues from rental property	$809	$6,629	$2,305	$13,798
Rental property expenses	(406)	(1,940)	(1,124)	(3,785)
Depreciation and amortization	(193)	(1,551)	(725)	(3,129)
Interest expense	644	(729)	88	(1,192)
Income from other real estate investments	20,717	212	33,297	529
Other income/(expense)	1,165	(23)	(3,119)	478

Income from discontinued operating properties	22,736	2,598	30,722	6,699

Provision for income taxes	—	(2,124)	—	(2,200)

Minority interest in income	(5,403)	(1,501)	(5,559)	(1,574)

Loss on operating properties held for sale/sold	(1,832)	(813)	(1,832)	(813)

Gain on disposition of operating properties	2,476	20,553	5,271	32,255

Income from discontinued operations	$17,977	$18,713	$28,602	$34,367

During the six months ended June 30, 2007, the Company classified as held-for-sale six shopping center properties comprising approximately 0.3 million square feet of GLA. The book value of each of these properties, aggregating approximately $48.1 million, net of accumulated depreciation of approximately $4.1 million, did not exceed each of their estimated fair values. As a result, no adjustment of property carrying value has been recorded. The Company’s determination of the fair value for each of these properties, aggregating approximately $76.6 million, is based primarily upon executed contracts of sale with third parties less estimated selling costs. During 2007, the Company completed the sale of two of these properties.

4.	Ground-Up Development

The Company is engaged in ground-up development projects which consist of (i) merchant building through the Company’s wholly-owned taxable REIT subsidiary, Kimco Developers, Inc. (“KDI”), which develops neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) U.S. ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Mexico for long-term investment. The ground-up development projects generally have substantial pre-leasing prior to the commencement of construction. As of June 30, 2007, the Company had in progress a total of 57 ground-up development projects, including 29 merchant building projects, ten U.S. ground-up development projects and 18 ground-up development projects located throughout Mexico.

Merchant Building -

During the six months ended June 30, 2007, KDI acquired five land parcels, in separate transactions, for ground-up development of shopping centers and subsequent sale thereof upon completion for an aggregate purchase price of approximately $39.8 million.

During the six months ended June 30, 2007, KDI sold, in separate transactions, one completed project, 12 out-parcels and the residential component of a project for approximately $113.0 million and received approximately $1.3 million of proceeds from completed earn-out requirements on a previously sold project. These transactions resulted in gains of approximately $7.7 million, net of income taxes of $5.1 million.

                 Additionally, during the six months ended June 30, 2007, KDI obtained construction financing on two ground-up development projects for an aggregate loan amount of up to $31.5 million, of which $27.4 million was outstanding as of June 30, 2007. As of June 30, 2007, KDI had 12 loans with total commitments of up to $240.0 million of which $200.1 million has been funded. These loans have original maturities ranging from three to 25 months and interest rates ranging from 6.87% to 7.22% at June 30, 2007.

Additionally during the six months ended June 30, 2007, the Company acquired, through a wholly owned taxable REIT subsidiary, land in Fairfax City, VA, for a purchase price of approximately $30.0 million, including the assumption of approximately $1.4 million of construction loan debt, which bears interest at a rate of LIBOR plus 2.25%. The total commitment on the construction loan is $31.3 million and matures in April 2009. As of June 30, 2007, there was $13.1 million funded on the construction loan. The land will be developed into a 0.1 million square foot retail center and will be marketed for sale upon completion. Total estimated project costs are approximately $26.4 million.

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

During May 2007, the Company, through a newly formed consolidated joint venture, acquired a land parcel in Pensacola, FL, for a purchase price of approximately $0.5 million. The land will be developed into a 0.1 million square foot retail center with a total estimated project cost of approximately $2.8 million.

During June 2007, the Company acquired, through a newly formed consolidated joint venture, a redevelopment property in Bronx, NY, for a purchase price of approximately $6.4 million. The property will be developed into a 0.1 million square foot retail center with a total estimated project cost of approximately $6.5 million.

Additionally during the six months ended June 30, 2007, the Company acquired, in separate transactions, land parcels located in Huehuetoca, Ciudad del Carmen, Rosarito, Mazatlan, and Los Cabos, Mexico, for an aggregate purchase price of approximately 629.0 million Mexican Pesos (“MXP”) (approximately USD $57.0 million). The land will be developed into retail centers aggregating approximately 1.8 million square feet with a total estimated aggregate project cost of approximately MXP 1.5 billion (approximately USD $134.9 million).

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

During June 2006, Kimsouth contributed approximately $51.0 million, of which $47.2 million or 92.5% was provided by the Company, to fund its 15% non-controlling interest in a newly formed joint venture with an investment group to acquire a portion of Albertson’s Inc. To maximize investment returns, the investment group’s strategy with respect to this joint venture, includes refinancing, selling selected stores and the enhancement of operations at the remaining stores. Kimsouth accounts for this investment under the equity method of accounting. During the six months ended June 30, 2007, this joint venture completed the disposition of certain operating stores and a refinancing of the remaining assets in the joint venture. As a result of these transactions Kimsouth received a cash distribution of approximately $125.3 million. Kimsouth has a remaining capital commitment obligation to fund up to an additional $15.0 million for general purposes. Due to this remaining capital commitment, excess cash received over the Company’s investment of approximately $9.1 million is included in Other liabilities in the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2007, Kimsouth’s income from the Albertson’s joint venture aggregated approximately $39.2 million, net of income tax. This amount includes (i) an operating loss of approximately $15.1 million, net of an income tax benefit of approximately $10.1 million and (ii) an extraordinary gain of approximately $54.3 million, net of income tax expense of approximately $36.2 million, resulting from purchase price allocation adjustments as determined in accordance with FASB No. 141, Business Combinations. In accordance with Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock, the Company has classified its 15% share of the extraordinary gain, net of income taxes, as a separate component on the Company’s Condensed Consolidated Statements of Income.

                 During 2007, Kimsouth sold its remaining property for an aggregate sales price of approximately $9.1 million. This sale resulted in a gain of approximately $7.9 million, net of income taxes.

As a result of the Albertson’s transaction and the property sale described above, the Company has reduced the valuation allowance that was applied against Kimsouth NOLs resulting in an income tax benefit of approximately $24.4 million. At June 30, 2007, Kimsouth has deferred tax assets of approximately $28.3 million representing the tax effect of approximately $72.5 million of NOL’s that expire from 2021 to 2023. The Company believes that it is more likely than not that a net deferred tax asset of approximately $18.4 million will be realized on future tax returns, primarily from the generation of future taxable income and therefore, a valuation allowance of $9.8 million has been established for a portion of these deferred tax assets.

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

Immediately following the merger, the Company commenced its joint venture agreements with Prudential Real Estate Investors (“PREI”) though three separate accounts managed by PREI. In accordance with the joint venture agreements, all Pan Pacific assets and respective non-recourse mortgage debt and a newly obtained $1.2 billion credit facility used to fund the transaction were transferred to the separate accounts. PREI contributed approximately $1.1 billion on behalf of institutional investors in three of its portfolios. The Company holds a 15% non-controlling ownership interest in each of the joint ventures, collectively, KimPru, with a total aggregate investment at closing of approximately $194.8 million. The Company accounts for its investment in KimPru under the equity method of accounting. In addition, the Company will manage the portfolios and earn acquisition fees, leasing commissions, property management fees and construction management fees. For the six months ended June 30, 2007, the Company earned management fees of approximately $5.2 million and other transaction related fees of approximately $6.0 million.

During the six months ended June 30, 2007, KimPru sold 15 operating properties, in separate transactions, for an aggregate sales price of approximately $253.9 million.

                 Additionally, during the six months ended June 30, 2007, KimPru sold, in separate transactions, two operating properties to the Company for an aggregate sales price of approximately $62.8 million. As a result of the Company’s continued ownership interest in these properties, the Company has deferred recognition of its share of the gains related to these transactions.

Proceeds from property sales were used to repay a portion of the outstanding balance on the $1.2 billion credit facility. As of June 30, 2007, the balance on the credit facility was $883.2 million.

As of June 30, 2007, the KimPru portfolio was comprised of 120 shopping center properties aggregating approximately 16.9 million square feet of GLA located in 8 states.

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

Kimco Income REIT (“KIR”) -

The Company holds a non-controlling limited partnership interest in KIR and accounts for its investment under the equity method of accounting. Effective July 1, 2006, the Company acquired an additional 1.7% limited partnership interest in KIR, which increased the Company’s non-controlling interest to approximately 45.0%. The Company’s equity in income of KIR for the six months ended June 30, 2007 and 2006 was approximately $17.5 million and $11.8 million, respectively, which includes the Company’s share of gains from property sales of approximately $5.3 million and $0.7 million, respectively.

During the six months ended June 30, 2007, KIR disposed of two operating properties for an aggregate sales price of approximately $47.3 million. These sales resulted in an aggregate gain of approximately $11.9 million of which the Company’s share was approximately $5.3 million.

In addition, KIR has a master management agreement with the Company, whereby, the Company performs services for fees relating to the management,

operation, supervision and maintenance of the joint venture properties. For the six months ended June 30, 2007 and 2006, the Company earned management fees of approximately $1.6 million and $1.7 million, respectively.

As of June 30, 2007, the KIR portfolio was comprised of 64 operating properties aggregating 13.7 million square feet of GLA located in 18 states.

KROP Venture –

During 2001, the Company formed a joint venture (the “Kimco Retail Opportunity Portfolio” or “KROP”) with GE Capital Real Estate (“GECRE”), in which the Company has a 20% non-controlling interest and manages the portfolio. The Company accounts for its investment in KROP under the equity method of accounting.

During the six months ended June 30, 2007, KROP sold five operating properties for an aggregate sales price of approximately $119.2 million. These sales resulted in an aggregate gain of $29.2 million.

During the six months ended June 30, 2007, KROP transferred nine operating properties for an aggregate sales price of approximately $234.8 million, including approximately $102.6 million of non-recourse mortgage debt, to a new joint venture in which the Company holds a 15% non-controlling ownership interest. As a result of this transaction, the Company has deferred its share of the gain related to its remaining ownership interest in the properties. The Company will manage this new joint venture and account for this investment under the equity method of accounting.

Additionally, during the six months ended June 30, 2007, KROP sold an operating property to the Company for a sales price of approximately $21.4 million including the assumption of $10.7 million in non-recourse mortgage debt. The Company’s share of the gain related to this transaction has been deferred.

As of June 30, 2007, the KROP portfolio was comprised of 10 shopping center properties aggregating approximately 1.3 million square feet of GLA located in 6 states. For the six months ended June 30, 2007, the Company recognized equity in income of KROP of approximately $38.3 million, including profit participation of approximately $28.0 million and gains on sale of approximately $9.3 million. The Company recognized approximately $7.1 million of equity in income during the corresponding period in 2006. Additionally, during the six months ended June 30, 2007 and 2006, the Company earned management fees of approximately $1.1 million and $1.7 million, respectively. Also, the Company earned disposition fees of approximately $0.4 million during the six months ended June 30, 2007.

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

During the six months ended June 30, 2007, KUBS acquired two operating properties for an aggregate purchase price of approximately $63.0 million, which included the assumption of approximately $24.8 million of non-recourse mortgage debt. Additionally, during the six months ended June 30, 2006, KUBS acquired a portfolio of ten operating properties for a purchase price of approximately $289.3 million, including the assumption of approximately $69.8 million in non-recourse mortgage debt.

As of June 30, 2007, the KUBS portfolio was comprised of 43 operating properties aggregating approximately 6.2 million square feet of GLA located in 12 states. For the six months ended June 30, 2007 and 2006, the Company recognized equity in income of KUBS of approximately $0.4 million and $0.5 million, respectively. Additionally, during the six months ended June 30, 2007 and 2006, the Company earned management fees of approximately $2.8 million and $0.9 million, respectively.

Other Real Estate Joint Ventures -

During the six months ended June 30, 2007, the Company acquired, in separate transactions, 142 operating properties, through joint ventures in which the Company has non-controlling interests. These properties were acquired for an aggregate purchase price of approximately $984.6 million, including the assumption of approximately $531.4 million of non-recourse mortgage debt encumbering 129 of the properties and $153.0 million in proceeds from a new three-year unsecured credit facility obtained by the In Town Suites joint venture. The Company accounts for its investment in these joint ventures under the equity method of accounting. The Company’s aggregate investment in these joint ventures was approximately $163.5 million. Details of these transactions are as follows (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt		Total	GLA

Cypress Towne Center (Phase II)	Houston, TX	Jan-07 (1)	$ 2,175	$ 4,039		$ 6,214	30

Perimeter Expo	Atlanta, GA	Mar-07	62,150	-		62,150	176

Cranberry Commons (Phase I)	Pittsburgh, PA	Mar-07 (2)	9,961	18,500		28,461	150

Westgate Plaza	Tampa, FL	Mar-07 (2)	4,000	8,100		12,100	100

Sequoia Mall & Tower	Visalia, CA	Apr-07	29,550	-		29,550	235

Patio (4 Properties)	Santiago, Chile	Apr-07	5,374	11,148		16,522	95

Cranberry Commons (Phase II)	Pittsburgh, PA	May-07 (3)	4,539	-		4,539	17

550 Adelaide Street East	Toronto, Ontario	May-07	9,900	-		9,900	31

K-Mart Shopping Ctr	Pompano Beach, FL	Jun-07	7,800	-		7,800	103

American Industries (2 Properties)	Chihuahua, Mexico	Jun-07	3,968	-		3,968	146

Frederick 125th St	New York, NY	Jun-07 (4)	5,000	25,000		30,000	20

In Town Suites (127 extended stay residential properties, 16,364 units)	Various	Jun-07	155,800	617,607	(5)	773,407	-
			$300,217	$684,394		$ 984,611	1,103

(1)	This property was transferred from KDI.
(2)	These properties were transferred from ventures in which the Company had preferred equity investments.
(3)	This property was transferred from the Company.
(4)	This property was purchased for redevelopment purposes.
(5)

Includes approximately $278.6 million of assumed cross-collateralized non-recourse mortgage debt with interest rates ranging from 5.19% to 5.89%, encumbering 86 properties, $186.0 million of new cross-collateralized non-recourse mortgage debt with an interest rate of 5.59%, encumbering 35 properties and a $153.0 million three-year unsecured credit facility, which bears interest at LIBOR plus 0.325% and is guaranteed by the Company. The joint venture partner has pledged its equity interest for any guaranty payment the Company is obligated to pay.

During the six months ended June 30, 2007, the Company transferred in separate transactions, 50% of its 100% interest in four ground-up development projects in Juarez, Tecamac, Mexicali, and Cuaulta, Mexico to a joint venture partner for approximately $22.0 million, which approximated their carrying values. As a result of these transactions, the Company has deconsolidated these entities and now accounts for its investments under the equity method of accounting.

During the six months ended June 30, 2007, joint ventures in which the Company has non-controlling interests disposed of, in separate transactions, two properties for an aggregate sales price of approximately $125.5 million. These sales resulted in an aggregate gain of approximately $26.5 million, of which the Company’s share was approximately $12.7 million.

The Company’s maximum exposure to losses associated with its Investments and advances in real estate joint ventures is primarily limited to its carrying value in these investments. As of June 30, 2007, the Company’s carrying value in these investments approximated $1.3 billion.

7.	Other Real Estate Investments

Preferred Equity Capital -

The Company maintains a preferred equity program, which provides capital to developers and owners of real estate. During the six months ended June 30, 2007, the Company provided an aggregate of approximately $48.0 million in investment capital to developers and owners of 42 real estate properties. As of June 30, 2007, the Company’s net investment under the Preferred Equity program was approximately $414.3 million relating to 236 properties. During the six months ended June 30, 2007, the Company earned from these investments approximately $43.4 million, including $29.2 million in profit participation earned from 18 capital transactions. During the six months ended June 30, 2006, the Company earned approximately $18.1 million from these investments including $5.3 million in profit participation earned from three capital transactions.

Two of the capital transactions described above for the six months ended June 30, 2007, were the result of the transfer of two operating properties, in separate transactions, to a joint venture in which the Company holds a 15% non-controlling interest for an aggregate price of approximately $40.6 million, including the assumption of approximately $26.6 million in non-recourse debt. These sales resulted in an aggregate profit participation of approximately $1.4 million.

Additionally, included in the capital transactions described above for the six months ended June 30, 2007, is the transfer of an operating property to the Company for approximately $4.5 million, including the assumption of $3.1 million in non-recourse mortgage debt. As a result of the Company’s continued ownership interest, the Company did not recognize any profit participation.

8.	Mortgages and Other Financing Receivables

During January 2007, the Company provided approximately $7.0 million as its participation share of a $26.0 million one year bridge loan to a real estate developer. This loan bears interest at a blended fixed rate of 13% per annum and is collateralized by the real estate interest of the developer and is partially guaranteed by the developer. As of June 30, 2007, the Company’s outstanding balance on this loan participation was approximately $7.0 million.

During February 2007, the Company provided MXP 87.7 million (approximately USD $8.0 million) in two tranches to an owner of an operating property located in Guadalajara, Mexico. The loan, which is collateralized by the property, bears interest at 11% per annum. The tranches, MXP 10.8 million and MXP 76.9 million, are scheduled to mature in 2008 and 2017, respectively. The Company is entitled to a participation feature of 20% of annual cash flows after debt service and 20% of proceeds from sale or re-finance of the property. As of June 30, 2007, the outstanding balance on this loan was approximately MXP 86.5 million (approximately USD $8.0 million).

Additionally during February 2007, the Company provided a $13.0 million loan to an owner of a shopping center located in Mexico City, Mexico. The loan bears interest at LIBOR plus 2.75% and matures in August 2007. As of June 30, 2007, the outstanding balance on this loan was approximately $13.0 million.

During December 2006, the Company provided $5.0 million as its share of a one-year $27.5 million mortgage loan to a real estate developer. The proceeds were used to payoff the existing debt. The loan was collateralized by a parcel of land and bore interest at a fixed rate of 13%, which was payable monthly with any unpaid accrued interest and principal payable at maturity. During April 2007, the Company accepted a pre-payment of $5.6 million as full satisfaction of the loan plus $0.6 million residual proceeds relating to a pre-payment penalty.

During August 2006, the Company provided $8.8 million as its share of a $13.2 million twelve-month term loan to a retailer for general corporate purposes. This loan bore interest at a fixed rate of 12.5% with interest payable monthly and a balloon payment for the principal balance at maturity. The loan was collateralized by the underlying real estate of the retailer. Additionally, the Company funded $13.3 million as its share of a $20.0 million revolving Debtor-in-Possession facility to this retailer. The facility bore interest at LIBOR plus 3.0% and had an unused line fee of 0.375%. During April 2007, the Company accepted a pre-payment of approximately $13.4 million from the borrower as full satisfaction of the loan. The $13.4 million was comprised of the remaining term loan balance of $7.5 million, the revolving credit facility of $5.7 million, and approximately $0.2 million in pre-payment penalties.

                 During April 2007, the Company provided a $30.0 million DIP facility to a medical center. The DIP facility is priced at a fixed rate of 9.5% or LIBOR plus 400 basis points per annum and is collateralized by certain real estate interests of the borrower. The loan matures the earlier of two years or the borrower’s emergence from bankruptcy. As of June 30, 2007, the outstanding balance of this credit facility was approximately $6.0 million.

During April 2007, the Company entered into a CAD $16.7 million one-year convertible bridge facility with a developer of a ground up retail development project in Ontario, Canada. The facility bears interest at 10% per annum. This facility is secured by the subject property and other properties owned by the borrower and can be converted, at the option of the lender, after one year into a 25% interest in the retail development project. As of June 30, 2007, the outstanding balance of this facility was approximately CAD $16.7 million (approximately USD $15.7 million).

9.	Notes Payable

During April 2007, the Company issued $300.0 million of ten-year Senior Unsecured Notes at an interest rate of 5.70% per annum payable semi-annually in arrears. These notes were sold at 99.984% of par value. Net proceeds from the issuance were approximately $297.8 million, after related transaction costs of approximately $2.2 million. The proceeds from this issuance were primarily used to repay a portion of the outstanding balance under the Company’s U.S. revolving credit facility and for general corporate purposes.

During the six months ended June 30, 2007, the Company repaid its $30.0 million 7.46% fixed rate notes, which matured on May 20, 2007 and its $55.0 million 5.75% fixed rate notes, which matured on June 29, 2007.

10.	Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the six months ended June 30, 2007 and 2006 (in thousands):

	2007	2006
Acquisition of real estate interests by issuance of the Company’s common stock and/or assumption of mortgage debt	$51,445	$181,925

Disposition/transfer of real estate interest by assignment of mortgage debt	$—	$3,863

Acquisition of real estate interests by issuance of redeemable units	$—	$167,342

Proceeds held in escrow through sale of real estate interests	$41,293	$49,135

Acquisition of real estate interests through proceeds held in escrow	$34,882	$42,136

Acquisition of real estate through the issuance of unsecured obligation	$—	$10,586

Declaration of dividends paid in succeeding period	$93,697	$82,323

Investment in real estate joint venture by contribution of properties	$740	$—

Deconsolidation of Joint Venture:

Decrease in real estate and other assets	$113,074	$—

Decrease in construction loan and other liabilities	$113,074	$—

Consolidation of Kimsouth:

Increase in real estate and other assets	$—	$28,377

Increase in mortgages payable and other liabilities	$—	$28,377

11.	Incentive Plans

The Company maintains an equity participation plan (the “Plan”) pursuant to which a maximum of 42,000,000 shares of the Company’s common stock may be issued for qualified and non-qualified options and restricted stock grants. Unless otherwise determined by the Board of Directors at its sole discretion, options granted under the Plan generally vest ratably over a three or five year term, expire ten years from the date of grant and are exercisable at the market price on the date of grant. Restricted stock grants vest 100% on the fifth anniversary of the grant date. In addition, the Plan provides for the granting of certain options to each of the Company’s non-employee directors (the “Independent Directors”) and permits such Independent Directors to elect to receive deferred stock awards in lieu of directors’ fees.

Effective January 1, 2005, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

                 The Company recognized stock options expense of $3.2 million and $2.8 million for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, the Company had $17.0 million of total unrecognized compensation cost related to unvested stock compensation granted under the Company’s Plan. That cost is expected to be recognized over a weighted average period of approximately 2.9 years.

12.	Pro Forma Financial Information

As discussed in Note 2, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the six months ended June 30, 2007. The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Income for the six months ended June 30, 2007 and 2006, adjusted to give effect to these transactions at the beginning of each year.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations. (Amounts presented in millions, except per share figures.)

	Six Months ended June 30,
	2007	2006

Revenues from rental property	$342.6	$304.9
Income before extraordinary gain	$196.1	$161.3
Net income	$246.4	$161.3

Income before extraordinary gain per common share:
Basic	$0.76	$0.66
Diluted	$0.74	$0.65
Net income per common share:
Basic	$0.96	$0.66
Diluted	$0.93	$0.65

Item 2.	Management’s Discussion and Analysis of Financial Condition and
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

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers. As of June 30, 2007, the Company had interests in 1,519 properties, totaling approximately 180 million square feet of gross leaseable area (“GLA”) located in 45 states, Canada, Mexico, Chile and Puerto Rico.

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

Results of Operations

Revenues from rental property increased $24.8 million or 17.0% to $170.8 million for the three months ended June 30, 2007, as compared with $146.0 million for the corresponding quarter ended June 30, 2006. Similarly, revenues from rental property increased $46.0 million or 16.3% to $328.9 million for the six months ended June 30, 2007, as compared with $282.9 million for the corresponding six month period ended June 30, 2006. These net increases resulted primarily from the combined effect of (i) the acquisition of operating properties during 2006 and the six months ended June 30, 2007, providing incremental revenues for the three and six months ended June 30, 2007 of approximately $20.0 million and $42.6 million, respectively, (ii) an overall increase in shopping center portfolio occupancy to 95.8% at June 30, 2007, as compared to 94.8% at June 30, 2006 and the completion of certain redevelopment and development projects and tenant buyouts providing incremental revenues of approximately $5.1 million and $7.3 million, respectively, for the three and six months ended June 30, 2007 as compared to the corresponding period in 2006, offset by (iii) a decrease in revenues of approximately $0.3 million and $3.9 million for the three and six months ended June 30, 2007, respectively, as compared to the corresponding periods last year, resulting from the transfer of operating properties to various unconsolidated joint venture entities, and the sale of certain properties during 2006 and the six months ended June 30, 2007.

Rental property expenses, including depreciation and amortization, increased approximately $19.1 million or 26.0% to $92.5 million for the three months ended June 30, 2007, as compared with $73.5 million for the corresponding quarter ended June 30, 2006. Similarly, for the six months ended June 30, 2007, rental property expenses, including depreciation and amortization, increased $38.2 million or 27.6% to $176.7 million as compared with $138.4 million for the corresponding period in the preceding year. These increases are primarily due to operating property acquisitions during 2007 and 2006 which were partially offset by operating property dispositions including those transferred to various joint venture entities.

Mortgage and other financing income decreased $4.1 million to $4.6 million for the three months ended June 30, 2007, as compared to $8.7 million for the corresponding period in 2006. Similarly, mortgage financing income decreased $5.2 million to $7.7 million for the six months ended June 30, 2007, as compared to $12.9 million for the corresponding period in 2006. These decreases are primarily due to the recognition of accretion income of approximately $6.2 million, resulting from the early pre-payment of a mortgage receivable in 2006 partially offset by an overall increase in interest income on mortgage receivables.

Management and other fee income increased approximately $1.4 million and $11.1 million, respectively, for the three and six months ended June 30, 2007, as compared to the corresponding periods in 2006. These increases are primarily due to increased property management fees and other transaction related fees related to the growth in the Company’s co-investment programs.

General and administrative expenses increased approximately $8.2 million and $14.2 million, respectively for the three and six months ended June 30, 2007, as compared to the corresponding periods in 2006. These increases are primarily due to personnel-related costs, primarily due to growth within the Company’s co-investment programs and the overall continued growth of the Company.

Interest, dividends and other investment income decreased approximately $3.7 million and $9.8 million for the three and six month periods ended June 30, 2007, respectively, as compared to the corresponding periods in 2006. The decrease in the three months ended June 30, 2007, as compared to the corresponding period in 2006 is primarily due to a decrease in realized gains of approximately $6.8 million resulting from the sale of certain marketable securities during the corresponding period in 2006, partially offset by an increase in interest income of approximately $2.8 million primarily due to a bond redemption during 2007. The decrease in the six months ended June 30, 2007, as compared to the corresponding period in 2006 is primarily due to a decrease in realized gains of approximately $14.6 million resulting from the sale of certain marketable securities during the corresponding period in

2006, partially offset by an increase in interest income of approximately $4.4 million resulting from growth in the Company’s marketable securities portfolio during 2006 and 2007.

Other (expense)/income, net decreased $12.9 million to $4.6 million in expense for the six months ended June 30, 2007, as compared to $8.3 million in income for the corresponding period in 2006. This decrease is primarily due to (i) the receipt of fewer shares during 2007 as compared to 2006 of Sears Holding Corp. common stock received as partial settlement of Kmart pre-petition claims and (ii) an increase in Canadian withholding tax expense on profit participation proceeds received during 2007 relating to capital transactions from a Canadian preferred equity investment.

Interest expense increased $11.3 million and $18.0 million for the three and six months ended June 30, 2007, as compared to the corresponding periods in 2006. These increases are due to higher interest rates and higher outstanding levels of debt during these periods as compared to the same periods in the preceding year.

Benefit for income taxes increased $31.4 million for the six months ended June 30, 2007, as compared to the corresponding period in 2006. This increase is primarily due to the reduction of approximately $24.4 million of NOL valuation allowance and a tax benefit of approximately $10.1 million from operating losses recognized in connection with the Albertson’s investment.

Income from other real estate investments increased $17.0 million to $32.5 million for the three months ended June 30, 2007, as compared to $15.4 million for the corresponding period in 2006. Similarly, income from other real estate investments increased $13.2 million to $47.0 million for the six months ended June 30, 2007, as compared to $33.7 million for the corresponding period in 2006. These increases are primarily due to increased activity in the Company’s Preferred Equity program which contributed profit of $30.9 million and $43.4 million for the three and six months ended June 30, 2007, as compared to $8.2 million and $18.1 million for the corresponding periods in 2006.

Equity in income of real estate joint ventures, net increased $15.5 million to $42.2 million for the three months ended June 30, 2007, as compared to $26.8 million for the corresponding period in 2006. Similarly, equity in income of real estate joint ventures, net increased $28.9 million to $72.4 million for the six months ended June 30, 2007, as compared with $43.5 million for the corresponding period in 2006. These increases are primarily attributable to (i) increased equity in income from the Kimco Retail Opportunity Portfolio joint venture investment (“KROP”) primarily resulting from profit participation of approximately $21.2 million and $28.0 million for the three and six months ended June 30, 2007, respectively, and gains on sale/transfer of 14 operating properties during 2007 of which the Company’s share of gains were $5.3 million and $9.3 million for the three and six months ended June 30, 2007, respectively and (ii) the Company’s growth of its various other real estate joint ventures due to additional capital investments for the acquisition of additional operating properties by the ventures throughout 2006 and the six months ended June 30, 2007, partially offset by operating losses from the Albertson’s joint venture of approximately $5.7 million and $25.2 million for the three and six months ended June 30, 2007, respectively.

During the six months ended June 30, 2007, KDI sold, in separate transactions, one completed project, 12 out-parcels and the residential component of a project for approximately $113.0 million and received approximately $1.3 million of proceeds from completed earn-out requirements on a previously sold project. These transactions resulted in gains of approximately $7.7 million, net of income taxes of $5.1 million.

During the six months ended June 30, 2006, KDI sold two recently completed projects and 19 out-parcels, in separate transactions, for approximately $73.1 million. These sales resulted in gains of approximately $8.4 million, net of income taxes of $5.6 million.

During May 2007, a consolidated joint venture in which the Company had a preferred equity investment disposed of a property for a sales price of approximately $60.9 million. As a result of this capital transaction, the Company received approximately $20.7 million of profit participation, before minority interest of approximately $5.4 million. This profit participation has been recorded as income from other real estate investments and is reflected in Income from discontinued operating properties in the Company’s Condensed Consolidated Statements of Income.

During the six months ended June 30, 2007, the Company (i) disposed of five operating properties and completed partial sales of two operating properties, in separate transactions, for an aggregate sales price of approximately $30.3 million, which resulted in an aggregate net gain of approximately $5.8 million, after income tax of approximately $1.6 million and (ii) transferred one operating property, which was acquired in the first quarter of 2007, to a joint venture in which the Company holds a 15% non-controlling ownership interest for an aggregate price of approximately $4.5 million, which represented the net book value.

During the six months ended June 30, 2006, the Company disposed of 13 operating properties for an aggregate sales price of $121.9 million, which resulted in an aggregate net gain of approximately $29.2 million, after income taxes of $2.2 million relating to the sale of one property, and transferred five operating properties to joint ventures in which the Company has a 20% non-controlling interest for an aggregate price of approximately $95.4 million, which resulted in a gain of approximately $1.4 million for one transferred property.

Net income for the three and six months ended June 30, 2007 was $128.0 million and $281.8 million, respectively. Net income for the three and six months ended June 30, 2006 was $108.7 million and $204.9 million, respectively. On a diluted per share basis, net income increased $0.06 to $0.49 for the three month period ended June 30, 2007, as compared to $0.43 for the corresponding quarter in the previous year. On a diluted per share basis, net income improved $0.24 to $1.07 for the six month period ended June 30, 2007, as compared to $0.83 for the corresponding period in 2006. These increases are attributable to (i) an increase in revenues from rental properties primarily due to acquisitions of operating properties during 2006 and the six months ended June 30, 2007, (ii) an increase in equity in income of real estate joint ventures achieved from profit participation and gains on sale of joint venture operating properties and additional capital investments in the Company’s joint venture programs for the acquisition of additional operating properties throughout 2007 and 2006 and (iii) a contribution of $60.2 million related to the Albertson’s investment monetization, partially offset by, (iv) a decrease in income resulting from the sale of certain marketable securities during the corresponding periods in 2006.

Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base. At June 30, 2007, the Company’s five largest tenants were The Home Depot, TJX Companies, Sears Holdings, Kohl’s, and Wal-Mart, which represented approximately 3.4%, 2.8%, 2.4%, 2.1% and 2.0%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s cash flow activities are summarized as follows (in millions):

	Six Month Period Ended June 30,
	2007	2006
Net cash flow provided by operating activities	$392.8	$240.1
Net cash flow used for investing activities	$(1,024.4)	$(733.4)
Net cash flow provided by financing activities	$396.1	$539.3

Operating Activities

Cash flows from operating activities for the six months ended June 30, 2007 provided cash of approximately $392.8 million, as compared to approximately $240.1 million for the comparable period in 2006. The increase of approximately $152.7 million is primarily attributable to (i) increased cash flows due to the acquisition of properties during 2006 and the six months ended June 30, 2007 and (ii) an increase in distributions from joint ventures primarily received from the Company’s investment in KROP resulting from the distribution of profit participation proceeds and distributions in excess of basis from the Albertsons investment.

The Company anticipates that cash flows from operating activities will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short term and long term. In addition, the Company anticipates that cash on hand, borrowings under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Net cash flow provided by operating activities for the six months ended June 30, 2007, was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2007 and 2006, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) growth in the Company’s joint venture and Preferred Equity programs.

Investing Activities

Cash flows from investing activities for the six months ended June 30, 2007 utilized cash of approximately $1.0 billion, as compared to approximately $733.4 million for the comparable period in 2006. This increase in cash utilization of $291.0 million resulted primarily from an increase in acquisition of and improvements to operating real estate and real estate under development and an increase in the Company’s investments and advances to joint ventures, partially offset by reimbursements of other investments received in 2007 as compared to 2006.

Acquisitions and Redevelopments -

During the six month period ended June 30, 2007, the Company expended approximately $671.2 million towards acquisition of and improvements to operating real estate.

The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace. During the six months ended June 30, 2007, the Company expended approximately $29.5 million in connection with these major redevelopments and re-tenanting projects. The Company anticipates its capital commitment toward these and other redevelopment projects during 2007 will be approximately $75.0 million to $100.0 million. The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving lines of credit.

Investments and Advances to Joint Ventures -

During the six month period ended June 30, 2007, the Company expended approximately $273.3 million for investments and advances to real estate joint ventures and received approximately $120.2 million from reimbursements of advances to real estate joint ventures. In addition, the Company received approximately $52.7 million from reimbursement of other investments.

Ground-up Development -

The Company is engaged in ground-up development projects which consist of (i) merchant building through the Company’s wholly-owned taxable REIT subsidiary, KDI, which develops neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) U.S. ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Mexico for long-term investment. The ground-up development projects generally have substantial pre-leasing prior to the commencement of construction. As of June 30, 2007, the Company had in progress a total of 57 ground-up development projects, including 29 merchant building projects, ten U.S. ground-up development projects and 18 ground-up development projects located throughout Mexico.

During the six months ended June 30, 2007, the Company expended approximately $377.0 million in connection with the purchase of land and construction costs related to these projects. These projects are currently proceeding on schedule and substantially in line with the Company’s budgeted costs. The Company anticipates its capital commitment during 2007 toward these and other development projects will be approximately $550 million to $600 million. The proceeds from the sales of the completed ground-up development projects, proceeds from construction loans and availability under the Company’s revolving lines of credit are expected to be sufficient to fund these anticipated capital requirements.

Dispositions and Transfers -

During the six month period ended June 30, 2007, the Company received net proceeds of approximately $139.5 million relating to the sale of various operating properties and ground-up development projects and approximately $45.4 million from the transfer of operating properties to various joint ventures.

Financing Activities

Cash flows from financing activities for the six months ended June 30, 2007 provided cash of approximately $396.1 million, as compared to approximately $539.3 million for the comparable period in 2006. This decrease of approximately $143.2 million resulted primarily from (i) a decrease in proceeds received from the issuance of stock and (ii) repayment of unsecured notes, which matured in 2007, partially offset by (i) a decrease in the repayment of borrowings under the revolving credit facilities in 2007 as compared to 2006 and (ii) an increase in borrowings under the revolving credit facilities in 2007 due to increased acquisitions during the period.

It is management’s intention that the Company continually has access to the capital resources necessary to expand and develop its business. As such, the Company intends to operate with and maintain a conservative capital structure with a level of debt to total market capitalization of 50% or less. As of June 30, 2007, the Company’s level of debt to total market capitalization was 30%. In addition, the Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings. The Company may, from time-to-time, seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives in a manner consistent with its intention to operate with a conservative debt structure.

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

The Company has an $850.0 million unsecured revolving credit facility, which is scheduled to expire in July 2008. This credit facility has made available funds to both finance the purchase of properties and other investments and meet any short-term working capital requirements. As of June 30, 2007, there was $425.0 million outstanding under this credit facility.

Additionally, the Company has a Canadian denominated (“CAD”) $250.0 million unsecured credit facility with a group of banks, which is scheduled to expire in March 2008. Proceeds from this facility are used for general corporate purposes including the funding of Canadian denominated investments. As of June 30, 2007, there was no outstanding balance under this credit facility.

The Company also has a Mexican Peso denominated (“MXP”) 500.0 million unsecured revolving credit facility, which is scheduled to expire in May 2008. Proceeds from this facility are used to fund peso denominated investments. As of June 30, 2007, there was no outstanding balance under this facility.

The Company has a MTN program pursuant to which it may, from time-to-time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company’s debt maturities.

During April 2007, the Company issued $300.0 million of ten-year Senior Unsecured Notes at an interest rate of 5.70% per annum payable semi-annually in arrears. These notes were sold at 99.984% of par value. Net proceeds from the issuance were approximately $297.8 million, after related transaction costs of approximately $2.2 million. The proceeds from this issuance were primarily used to repay a portion of the outstanding balance under the Company’s U.S. revolving credit facility and for general corporate purposes.

During the six months ended June 30, 2007, the Company repaid its $30.0 million 7.46% fixed rate notes, which matured on May 20, 2007 and its $55.0 million 5.75% fixed rate notes, which matured on June 29, 2007.

During May 2006, the Company filed a shelf registration statement on Form S-3ASR, which is effective for a term of three-years, for the future unlimited offerings, from time-to-time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects. As of June 30, 2007, the Company had over 430 unencumbered property interests in its portfolio.

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

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. Cash dividends paid for the six months ended June 30, 2007 and 2006 were $186.8 million and $160.4 million, respectively.

Other Commitments

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company does not have any material unrecognized tax benefits, therefore the adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.

During June 2007, the Company entered into a non-controlling joint venture to acquire all of the common stock of InTown Suites Management, Inc. This investment was funded with approximately $186.0 million of new cross-collateralized non-recourse mortgage debt with an interest rate of 5.59%, encumbering 35 properties, a $153.0 million three-year unsecured credit facility, which bears interest at LIBOR plus 0.325% and is guaranteed by the Company and the assumption of $278.6 million cross-collateralized non-recourse mortgage debt with interest rates ranging from 5.19% to 5.89%, encumbering 86 properties. The joint venture partner has pledged its equity interest for any guaranty payment the Company is obligated to pay.

Effects of Inflation

Many of the Company’s leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive payment of additional rent calculated as a percentage of tenants’ gross sales above pre-determined thresholds, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses may include increases based upon changes in the consumer price index or similar inflation indices. In addition, many of the Company’s leases are for 10 years or less, which permits the Company to seek to increase rents to market rates upon renewal. Most of the Company’s leases require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation. The Company periodically evaluates its exposure to short-term interest rates and foreign currency exchange rates and will, from time to time, enter into interest rate protection agreements and/or foreign currency hedge agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt and fluctuations in foreign currency exchange rates.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure is interest rate risk and fluctuations in foreign currency exchange rate risk. The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of June 30, 2007, with corresponding weighted-average interest rates sorted by maturity date. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency. The instruments actual cash flows are denominated in U.S. dollars and Canadian dollars, as indicated by geographic description ($ in USD equivalent in thousands).

	2007	2008	2009	2010	2011	2012+	Total	Fair Value
U.S Dollar Denominated Secured Debt Fixed Rate	$2,192	$90,773	$71,660	$18,441	$45,917	$309,000	$537,983	$541,295
Average Interest Rate	7.32%	7.18%	6.78%	8.47%	7.43%	6.40%	6.75%

Variable Rate	$66,780	$77,391	$74,198	$16,400	-	$4,416	$239,185	$239,185
Average Interest Rate	7.12%	7.02%	7.01%	7.32%	-	6.41%	7.05%

Unsecured Debt Fixed Rate	$165,000	$125,473	$180,000	$76,260	$361,883	$1,745,404	$2,654,020	$2,645,797
Average Interest Rate	7.08%	4.61%	6.98%	5.54%	6.35%	5.54%	5.80%

Variable Rate	$6,527	$425,000	-	-	-	-	$431,527	$431,527
Average Interest Rate	7.82%	5.66%	-	-	-	-	5.69%

Canadian Dollar Denominated
Unsecured Debt Fixed Rate	-	-	-	$140,786	-	$187,714	$328,500	$323,699
Average Interest Rate	-	-	-	4.45%	-	5.18%	4.87%

Based on the Company’s variable-rate debt balances, interest expense would have increased by approximately $3.4 million for the six months ended June 30, 2007 if short-term interest rates were 1% higher.

                 As of June 30, 2007, the Company had (i) Canadian investments totaling CAD $452.5 million (approximately USD $424.7 million) comprised of real estate joint venture investments and marketable securities, (ii) Mexican real estate investments of approximately MXP 6.3 billion (approximately USD $583.3 million) and (iii) Chilean real estate investments of approximately 3.1 billion Chilean Pesos (“CLP”) (approximately USD $5.9 million). The foreign currency exchange risk has been partially mitigated through the use of local currency denominated debt and a cross currency swap (the “CC Swap”) with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-party to the CC Swap. The Company believes it mitigated its credit risk by entering into the CC Swap with major financial institutions.

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 2007, the Company had no other material exposure to market risk.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding disclosures.

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

1. In connection with the Annual Meeting of Stockholders held on May 17, 2007 (the “Meeting”), stockholders were asked to (i) vote with respect to the election of Directors to serve for the ensuing year, all of whom were elected, (ii) consider and vote to (a) increase the number of shares of stock that the Company has the authority to issue to an aggregate of $1,141,100,000 shares, (b) increase the number of authorized shares of the Company’s Common Stock, par value $0.01 per share, from 300,000,000 shares to 750,000,000 shares and (c) increase the number of authorized shares of Excess Stock of the Company, par value $0.01 per share, from 153,000,000 shares to 382,500,000 shares, which was approved, and (iii) ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm, which was approved.

Votes were cast regarding Proposal I, Proposal II, and Proposal III as follows:

Proposal I - Election of Directors

			Against/
	Votes	For	Withheld
Nominees:
Martin S. Kimmel	215,301,380	188,586,584	26,714,796
Milton Cooper	215,301,380	160,024,174	55,277,206
Richard G. Dooley	215,301,380	133,773,119	81,528,261
Michael J. Flynn	215,301,380	157,745,289	57,556,091
Joe Grills	215,301,380	188,236,180	27,065,200
David B. Henry	215,301,380	157,770,084	57,531,296
F. Patrick Hughes	215,301,380	191,332,878	23,968,502
Frank Lourenso	215,301,380	118,510,019	96,791,361
Richard Saltzman	215,301,380	192,075,298	23,226,082

Proposal II - To Consider and vote to (a) increase the number of shares of stock that the Company has the authority to issue to an aggregate of 1,141,100,000 shares (b) increase the number of authorized shares of Common Stock of the Company, par value $0.01 per share, from 300,000,000 shares to 750,000,000 shares and (c) increase the number of authorized shares of Excess Stock of the Company, par value $0.01 per share, from 153,000,000 shares to 382,000,000 shares, which was approved

Votes	For	Against	Abstain

215,301,380	186,479,311	27,222,080	1,599,989

Proposal III - To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm, which was approved.

Votes	For	Against	Abstain

215,301,380	211,861,553	2,062,360	1,377,467

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibits –

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

12.1 Computation of Ratio of Earnings to Fixed Charges

12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

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

KIMCO REALTY CORPORATION

August 8, 2007	/s/ Milton Cooper
(Date)	Milton Cooper Chairman of the Board

August 8, 2007	/s/ Michael V. Pappagallo
(Date)	Michael V. Pappagallo Chief Financial Officer