Form 10-Q
period 2007-09-30
KIMCO REALTY CORP
filed 2007-11-05
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

252,708,502 shares outstanding as of October 22, 2007.

                                                                                  PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Financial Statements -

Condensed Consolidated Balance Sheets as of September 30, 2007

and December 31, 2006.	3

Condensed Consolidated Statements of Income for the Three and

Nine Months Ended September 30, 2007 and 2006.	4

Condensed Consolidated Statements of Comprehensive Income for

the Three and Nine Months Ended September 30, 2007 and 2006.	5

Condensed Consolidated Statements of Cash Flows for the Nine

Months Ended September 30, 2007 and 2006.	6

Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42

Item 4.	Controls and Procedures	43

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Submission of Matters to a Vote of Security Holders	45

Item 5.	Other Information	45

Item 6.	Exhibits	45

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	September 30,	December 31,
	2007	2006
Assets:
Operating real estate, net of accumulated depreciation of $927,402 and $806,670, respectively	$5,022,221	$4,156,667
Investments and advances in real estate joint ventures	1,310,014	1,067,918
Real estate under development	1,132,834	1,037,982
Other real estate investments	596,504	451,731
Mortgages and other financing receivables	171,813	162,669
Cash and cash equivalents	45,439	345,065
Marketable securities	213,385	202,659
Accounts and notes receivable	84,274	83,418
Other assets	321,894	361,171

Total Assets	$8,898,378	$7,869,280

Liabilities:
Notes payable	$3,618,192	$2,748,345
Mortgages payable	556,085	567,917
Construction loans payable	242,197	270,981
Dividends payable	103,976	93,222
Other liabilities	455,611	396,614

Total Liabilities	4,976,061	4,077,079

Minority interests	437,060	425,242

Commitments and contingencies

Stockholders’ equity:
Preferred stock , $1.00 par value, authorized 3,600,000 shares
Class F Preferred Stock, $1.00 par value, authorized 700,000 shares
Issued and outstanding 700,000 shares	700	700
Aggregate liquidation preference $175,000
Common stock, $.01 par value, authorized 750,000,000 shares and 300,000,000 shares, respectively
Issued 253,213,968 and 251,416,749 shares; outstanding 252,667,388 and 250,870,169, respectively.	2,527	2,509
Paid-in capital	3,227,560	3,178,016
Retained earnings	209,018	140,509
	3,439,805	3,321,734
Accumulated other comprehensive income	45,452	45,225

Total stockholders’ equity	3,485,257	3,366,959

Total liabilities and stockholders’ equity	$8,898,378	$7,869,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2007 and 2006

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues from rental property	$173,712	$149,124	$501,827	$431,868

Rental property expenses:
Rent	(3,029)	(2,914)	(9,011)	(8,643)
Real estate taxes	(21,026)	(19,289)	(59,500)	(55,347)
Operating and maintenance	(21,752)	(18,077)	(65,184)	(52,274)

Mortgage and other financing income	4,084	2,847	11,809	15,758
Management and other fee income	12,700	9,819	43,486	29,554
Depreciation and amortization	(48,131)	(35,666)	(136,265)	(98,021)
General and administrative expenses	(29,552)	(22,618)	(77,042)	(55,899)
Interest, dividends and other investment income	16,083	14,109	30,641	38,453
Other (expense)/income, net	(1,306)	(159)	(5,954)	8,046
Interest expense	(58,978)	(44,863)	(157,817)	(125,690)

Income from continuing operations before income taxes, income from other real estate investments, equity in income of joint ventures,
minority interests in income and gain on sale of development properties	22,805	32,313	76,990	127,805

(Provision)/benefit for income taxes	(348)	(2,454)	32,740	(775)

Income from other real estate investments	19,846	27,192	66,815	60,939
Equity in income of joint ventures, net	39,310	29,286	111,685	72,798
Minority interests in income, net	(10,625)	(5,722)	(24,441)	(19,479)
Gain on sale of development properties,
net of tax of $3,352, $4,262, $8,487 and $9,893, respectively	5,028	6,394	12,731	14,840

Income from continuing operations	76,016	87,009	276,520	256,128

Discontinued operations:
Income from discontinued operating properties	1,558	3,172	32,363	9,924
Minority interests in income	(212)	(30)	(5,771)	(1,604)
Loss on operating properties held for sale/sold	—	—	(1,832)	(813)
Gain on disposition of operating properties, net of tax	267	1,276	5,538	31,331
Income from discontinued operations	1,613	4,418	30,298	38,838

Gain on transfer of operating properties	—	—	—	1,394
Gain on sale of operating properties, net of tax	376	—	2,708	—
Total gain on transfer or sale of operating properties, net of tax	376	—	2,708	1,394

Income before extraordinary item	78,005	91,427	309,526	296,360

Extraordinary gain from joint venture resulting from purchase price
allocation, net of tax and minority interest	—	—	50,265	—

Net income	78,005	91,427	359,791	296,360

Preferred stock dividends	(2,909)	(2,909)	(8,728)	(8,728)

Net income available to common shareholders	$75,096	$88,518	$351,063	$287,632

Per common share:
Income from continuing operations:
-Basic	$0.29	$0.35	$1.07	$1.05
-Diluted	$0.29	$0.34	$1.05	$1.03
Net income :
-Basic	$0.30	$0.37	$1.39	$1.21
-Diluted	$0.29	$0.36	$1.37	$1.19

Weighted average shares outstanding for net income calculations:
-Basic	252,327	241,002	251,925	236,789
-Diluted	256,497	246,146	257,090	241,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2007 and 2006

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income	$78,005	$91,427	$359,791	$296,360
Other comprehensive income:
Change in unrealized gain on marketable securities	(8,129)	(1,429)	(7,513)	(23,709)
Change in unrealized gain/(loss) on foreign currency hedge agreements	(197)	(160)	1,243	179
Foreign currency translation adjustment	3,385	3,493	6,497	5,415

Other comprehensive income	(4,941)	1,904	227	(18,115)

Comprehensive income	$73,064	$93,331	$360,018	$278,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,

	2007	2006
Cash flow from operating activities:
Net income	$359,791	$296,360
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	137,884	102,493
Extraordinary item	(50,265)	—
Loss on operating properties held for sale/sold/transferred	1,832	813
Gain on sale of development properties	(21,218)	(24,733)
Gain on sale/transfer of operating properties	(9,800)	(34,813)
Minority interests in income of partnerships, net	30,212	21,083
Equity in income of joint ventures, net	(111,685)	(72,798)
Income from other real estate investments	(54,852)	(50,954)
Distributions from joint ventures	302,946	104,125
Cash retained from excess tax benefits	(2,408)	—
Change in accounts and notes receivable	(997)	(9,689)
Change in accounts payable and accrued expenses	41,649	52,862
Change in other operating assets and liabilities	(62,762)	(23,876)
Net cash flow provided by operating activities	560,327	360,873

Cash flow from investing activities:
Acquisition of and improvements to operating real estate	(937,834)	(484,113)
Acquisition of and improvements to real estate under development	(502,998)	(388,795)
Investment in marketable securities	(35,127)	(62,548)
Proceeds from sale of marketable securities	32,670	52,774
Proceeds from transferred operating/development properties	61,211	129,880
Investments and advances to real estate joint ventures	(330,550)	(226,214)
Reimbursements of advances to real estate joint ventures	198,420	116,301
Other real estate investments	(177,030)	(203,618)
Reimbursements of advances to other real estate investments	81,380	41,060
Investment in mortgage loans receivable	(85,601)	(111,701)
Collection of mortgage loans receivable	65,906	87,294
Other investments	(20,439)	(101,100)
Reimbursements of other investments	53,228	—
Settlement of net investment hedges	—	(953)
Proceeds from sale of operating properties	59,450	74,482
Proceeds from sale of development properties	175,871	122,408
Net cash flow used for investing activities	(1,361,443)	(954,843)

Cash flow from financing activities:
Principal payments on debt, excluding
normal amortization of rental property debt	(67,964)	(45,225)
Principal payments on rental property debt	(10,812)	(8,126)
Principal payments on construction loan financings	(53,903)	(55,217)
Proceeds from mortgage/construction loan financings	117,293	136,273
Borrowings under credit facilities	627,369	315,663
Repayment of borrowings under credit facilities	(938)	(234,419)
Proceeds from issuance of unsecured senior notes	300,000	478,947
Repayment of unsecured senior notes	(105,000)	(130,000)
Financing origination costs	(4,369)	(10,774)
Redemption of minority interests in real estate partnerships	(59,334)	(28,388)
Dividends paid	(280,526)	(242,750)
Cash retained from excess tax benefits	2,408	—
Proceeds from issuance of stock	37,266	444,508
Net cash flow provided by financing activities	501,490	620,492

Change in cash and cash equivalents	(299,626)	26,522

Cash and cash equivalents, beginning of period	345,065	76,273
Cash and cash equivalents, end of period	$45,439	$102,795

Interest paid during the period (net of capitalized interest
of $19,549, and $15,335, respectively)	$133,611	$95,357

Income taxes paid during the period	$12,323	$6,850

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

Earnings Per Share -

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Computation of Basic Earnings Per Share:

Income from continuing operations before extraordinary gain	$76,016	$87,009	$276,520	$256,128

Gain on transfer of operating properties	—	—	—	1,394
Gain on sale of operating properties, net of tax	376	—	2,708	—

Preferred stock dividends	(2,909)	(2,909)	(8,728)	(8,728)

Income from continuing operations before extraordinary gain applicable to common shares	73,483	84,100	270,500	248,794
Income from discontinued operations	1,613	4,418	30,298	38,838

Extraordinary gain	—	—	50,265	—

Net income applicable to common shares	$75,096	$88,518	$351,063	$287,632

Weighted average common shares
outstanding	252,327	241,002	251,925	236,789
Basic Earnings Per Share:

Income from continuing operations before extraordinary gain	$0.29	$0.35	$1.07	$1.05
Income from discontinued operations	0.01	0.02	0.12	0.16
Extraordinary gain	—	—	0.20	—
Net income	$0.30	$0.37	$1.39	$1.21

Computation of Diluted Earnings Per Share:
Income from continuing operations before extraordinary gain applicable to common shares	$73,483	$84,100	$270,500	$248,794
Distributions on convertible units (a)	—	—	—	310
Income from continuing operations before extraordinary gain for diluted earnings per share	73,483	84,100	270,500	249,104

Income from discontinued operations	1,613	4,418	30,298	38,838

Extraordinary gain	—	—	50,265	—

Net income for diluted earnings per share	$75,096	$88,518	$351,063	$287,942

Weighted average common shares outstanding – basic	252,327	241,002	251,925	236,789

Effect of dilutive securities: Stock options	4,170	5,144	5,165	4,869

Assumed conversion of convertible units (a)	—	—	—	302

Shares for diluted earnings per common share	256,497	246,146	257,090	241,960

Diluted Earnings Per Share:
Income from continuing operations before extraordinary gain	$0.28	$0.34	$1.05	$1.03
Income from discontinued operations	0.01	0.02	0.12	0.16
Extraordinary gain	—	—	0.20	—
Net income	$0.29	$0.36	$1.37	$1.19

(a)

For the three and nine months ended September 30, 2007 and 2006, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

                 There were approximately 2,971,150 and 2,455,900 stock options that were anti-dilutive at September 30, 2007 and 2006, respectively.

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

In June 2007, the AICPA issued Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide for Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 sets forth more stringent criteria for qualifying as an investment company than does the predecessor Audit Guide. In addition, SOP 07-1 establishes new criteria for a parent company or equity method investor to retain investment company accounting in their consolidated financial statements. Investment companies record all their investments at fair value with changes in value reflected in earnings. SOP 07-1 was to be effective for the Company’s 2008 fiscal year, however, in October 2007 the FASB agreed to propose an indefinite delay of the effective date of SOP 07-1. The impact of adopting SOP 07-1 is not expected to have a material impact on the Company’s financial position or results of operations.

2.	Operating Property Activities

Acquisitions -

During the nine months ended September 30, 2007, the Company acquired, in separate transactions, 55 operating properties, comprising an aggregate 3.6 million square feet of a gross leasable area (“GLA”), for an aggregate purchase price of approximately $964.4 million including the assumption of approximately $68.8 million of non-recourse mortgage debt encumbering six of the properties. Details of these transactions are as follows (in thousands):

			Purchase Price
Property Name	Location	MonthAcquired	Cash	Debt Assumed	Total	GLA

3 Properties	Various	Jan-07 (1)	$ 22,535	$19,480	$ 42,015	240

Embry Village	Atlanta, GA	Feb-07	46,800	-	46,800	215

Park Place	Morrisville, NC	Mar-07 (2)	10,700	10,700	21,400	170

35 North Third Street	Philadelphia, PA	Mar-07	2,100	-	2,100	2

Waldo’s Mexico Portfolio (17 properties)	Various, Mexico	Mar-07	51,500	-	51,500	488

Cranberry Commons II	Pittsburgh, PA	Mar-07 (3)	1,431	3,108	4,539	17

Lake Grove	Lake Grove, NY	Apr-07 (4)	31,500	-	31,500	158

1628 Walnut St	Philadelphia, PA	Apr-07	3,500	-	3,500	2

2 Properties	Various	Apr-07 (5)	62,800	-	62,800	436

Flagler Park	Miami, FL	Apr-07	95,000	-	95,000	350

2 Properties	Various	May-07 (6)	36,801	16,800	53,601	169

Suburban Square	Ardmore, PA	May-07	215,000	-	215,000	359

1701 Walnut St	Philadelphia, PA	May-07	12,000	-	12,000	15

30 West 21st St	New York, NY	May-07	6,250	18,750	25,000	5

Chatham Plaza	Savannah, GA	June-07	44,600	-	44,600	199

2 Properties	Various	June-07 (7)	16,920	-	16,920	22

Birchwood Portfolio (11 Properties)	Long Island, NY	July-07	92,090	-	92,090	280

493-497 Commonwealth Ave	Boston, MA	July-07	5,650	-	5,650	20

3 Properties	Philadelphia, PA	July-07 (8)	60,890	-	60,890	68

Highlands Square	Clearwater, FL	July-07 (9)	4,531	-	4,531	76

Mooresville Crossings	Mooresville, NC	Aug-07	41,000	-	41,000	155

Corona Hills Marketplace	Corona, CA	Aug-07	32,000	-	32,000	149

			$895,598	$68,838	$964,436	3,595

(1)	Three properties acquired in separate transactions, located in Alpharetta, GA, Apopka, FL and Southlake, TX.
(2)	The Company acquired this property from a joint venture in which the Company holds a 20% non-controlling interest.
(3)	The Company acquired this property from a venture in which the Company had a preferred equity investment.
(4)

The Company provided a $31.0 million preferred equity investment to a newly formed joint venture in which the Company has a 98% economic interest for the acquisition of this operating property and has determined under the provisions of FIN 46(R) that this joint venture is a VIE and that the Company is the primary beneficiary. As such, the Company has consolidated this entity for accounting and reporting purposes.

(5)	The Company acquired, in separate transactions, these two properties located in Chico, CA and Auburn, WA from a joint venture in which the Company holds a 15% non-controlling interest.
(6)	Two properties acquired in separate transactions, located in Sparks, NV and San Diego, CA.
(7)	Two properties acquired in separate transactions, located in Boston, MA and Philadelphia, PA.
(8)	Three mixed use residential/retail properties acquired in separate transactions, located in Philadelphia, PA.
(9)

The Company provided a $4.3 million preferred equity investment to a newly formed joint venture in which the Company has a 94% economic interest for the acquisition of this operating property and has determined under the provisions of FIN 46(R) that this joint venture is a VIE and that the Company is the primary beneficiary. As such, the Company has consolidated this entity for accounting and reporting purposes.

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

Land	$ 273,156
Buildings	480,398
Below Market Rents	(47,504)
Above Market Rents	12,618
In-Place Leases	35,628
Other Intangibles	16,669
Building Improvements	154,760
Tenant Improvements	38,711
$ 964,436

Dispositions -

During the nine months ended September 30, 2007, the Company (i) disposed of six operating properties and completed partial sales of three operating properties, in separate transactions, for an aggregate sales price of approximately $40.0 million, which resulted in an aggregate net gain of approximately $6.4 million, after income tax of approximately $1.6 million, and (ii) transferred one operating property, which was acquired in the first quarter of 2007, to a joint venture in which the Company holds a 15% non-controlling ownership interest for an aggregate price of approximately $4.5 million, which represented the net book value.

During the nine months ended September 30, 2007, FNC Realty Corporation, a consolidated entity in which the Company holds a 53% controlling ownership interest, disposed of, in separate transactions, seven properties and completed the partial sale of an additional property, for an aggregate sales price of $10.4 million. These transactions resulted in pre-tax profits of approximately $4.7 million, before minority interest of $3.3 million. This income has been recorded as Income from other real estate investments in the Company’s Condensed Consolidated Statements of Income.

Additionally, during the nine months ended September 30, 2007, two consolidated joint ventures in which the Company had preferred equity investments disposed of, in separate transactions, their respective properties for an aggregate sales price of approximately $66.5 million. As a result of these capital transactions, the Company received approximately $22.1 million of profit participation, before minority interest of approximately $5.6 million. This profit participation has been recorded as income from other real estate investments and is reflected in Income from discontinued operating properties in the Company’s Condensed Consolidated Statements of Income.

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

The components of Income from operations relating to discontinued operations for the three and nine months ended September 30, 2007 and 2006 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2007 and 2006 and the operations for the applicable period for those assets classified as held-for-sale as of September 30, 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Discontinued operations:
Revenues from rental property	$725	$5,226	$3,795	$19,181
Rental property expenses	(294)	(870)	(1,602)	(4,702)
Depreciation and amortization	(432)	(1,300)	(1,619)	(4,471)
Interest expense	(5)	(620)	(9)	(1,914)
Income from other real estate investments	1,412	199	34,709	728
Other income/(expense)	152	537	(2,911)	1,102

Income from discontinued operating properties	1,558	3,172	32,363	9,924

Provision for income taxes	—	(7)	—	(2,096)

Minority interests in income	(212)	(30)	(5,771)	(1,604)

Loss on operating properties held for sale/sold	—	—	(1,832)	(813)

Gain on disposition of operating properties	267	1,283	5,538	33,427

Income from discontinued operations	$1,613	$4,418	$30,298	$38,838

                 During the nine months ended September 30, 2007, the Company classified as held-for-sale ten shopping center properties comprising approximately 0.6 million square feet of GLA. The book value of each of these properties, aggregating approximately $80.7 million, net of accumulated depreciation of approximately $4.9 million, did not exceed each of their estimated fair values. As a result, no adjustment of property carrying value has been recorded. The Company’s determination of the fair value for each of these properties, aggregating approximately $116.8 million, is based primarily upon executed contracts of sale with third parties less estimated selling costs. During 2007, the Company completed the sale of five of these properties.

4.	Ground-Up Development

The Company is engaged in ground-up development projects which consist of (i) merchant building through the Company’s wholly-owned taxable REIT subsidiary, Kimco Developers, Inc. (“KDI”), which develops neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) U.S. ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Mexico for long-term investment. The ground-up development projects generally have substantial pre-leasing prior to the commencement of construction. As of September 30, 2007, the Company had in progress a total of 59 ground-up development projects, including 29 merchant building projects, ten U.S. ground-up development projects and 20 ground-up development projects located throughout Mexico.

Merchant Building -

During the nine months ended September 30, 2007, KDI acquired five land parcels, in separate transactions, for ground-up development of shopping centers and subsequent sale thereof upon completion for an aggregate purchase price of approximately $39.8 million.

During the nine months ended September 30, 2007, KDI sold, in separate transactions, two completed projects, 19 out-parcels, 67.9 acres of undeveloped land, and the residential component of a project for approximately $179.2 million and received approximately $2.0 million of proceeds from completed earn-out requirements on previously sold projects. These transactions resulted in gains of approximately $12.7 million, net of income taxes of $8.5 million.

                 Additionally, during the nine months ended September 30, 2007, KDI obtained construction financing on three ground-up development projects for an aggregate loan amount of up to $86.3 million, of which $46.5 million was outstanding as of September 30, 2007. As of September 30, 2007, KDI had 13 loans with total commitments of up to $292.8 million of which $229.2 million has been funded. These loans have original maturities ranging from two to 36 months and interest rates ranging from 7.04% to 7.57% at September 30, 2007.

Additionally, during January 2007, the Company acquired, through a wholly owned taxable REIT subsidiary, land in Fairfax City, VA, for a purchase price of approximately $30.0 million, including the assumption of approximately $1.4 million of construction loan debt, which bears interest at a rate of LIBOR plus 2.25%. The total commitment on the construction loan is $31.3 million and matures in April 2009. As of September 30, 2007, there was $13.0 million funded on the construction loan. The land will be developed into a 0.1 million square foot retail center and will be marketed for sale upon completion. Total estimated project costs are approximately $26.4 million. During September 2007, the Company completed a partial sale of this property for a sales price of approximately $5.9 million. Proceeds of approximately $4.4 million from this sale were used for the partial repayment of the construction loan. There was no gain or loss recognized on this transaction.

Long-term Investment Projects -

During February 2007, the Company acquired undeveloped land in Union, NJ, for a purchase price of approximately $7.7 million. The land will be developed into a 0.2 million square foot retail center with a total estimated project cost of approximately $38.1 million.

During the nine months ended September 30, 2007, the Company acquired, through a newly formed consolidated joint venture, three redevelopment properties in Bronx, NY, for an aggregate purchase price of approximately $21.7 million. The properties will be re-developed into mixed-use residential/retail centers aggregating 0.1 million square feet with a total estimated project costs of approximately $33.4 million.

Additionally, during the nine months ended September 30, 2007, the Company acquired, in separate transactions, land parcels located in Huehuetoca, Ciudad del Carmen, Rosarito, Mazatlan, Los Cabos, Apodaca, and Tijuana, Mexico, for an aggregate purchase price of approximately 872.5 million Mexican Pesos (“MXP”) (approximately USD $78.6 million). The parcels located in Mazatlan and Apodaca will be held for investment or possible future development, where as the remaining land parcels will be developed into retail centers aggregating approximately 2.3 million square feet with a total estimated aggregate project cost of approximately MXP 1.9 billion (approximately USD $169.2 million).

5.	Kimsouth

On May 12, 2006, the Company acquired an additional 48% interest in Kimsouth Realty Inc. (“Kimsouth”) a joint venture investment in which the Company had previously held a 44.5% non-controlling interest, for approximately $22.9 million. As a result of this transaction, the Company’s total ownership increased to 92.5% and the Company became the controlling shareholder. The Company commenced consolidation of Kimsouth upon the closing date. The acquisition of the additional 48% ownership interest has been accounted for as a step acquisition with the purchase price being allocated to the identified assets and liabilities of Kimsouth. As of May 12, 2006, Kimsouth consisted of four properties, three of which were sold/transferred during 2006.

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

During June 2006, Kimsouth contributed approximately $51.0 million, of which $47.2 million or 92.5% was provided by the Company, to fund its 15% non-controlling interest in a newly formed joint venture with an investment group to acquire a portion of Albertson’s Inc. To maximize investment returns, the investment group’s strategy with respect to this joint venture, includes refinancing, selling selected stores and the enhancement of operations at the remaining stores. Kimsouth accounts for this investment under the equity method of accounting. During the nine months ended September 30, 2007, this joint venture completed the disposition of certain operating stores and a refinancing of the remaining assets in the joint venture. As a result of these transactions Kimsouth received cash distributions of approximately $138.6 million. Kimsouth has a remaining capital commitment obligation to fund up to an additional $15.0 million for general purposes. Due to this remaining capital commitment, excess cash received over the Company’s investment of approximately $15.0 million is included in Other liabilities in the Condensed Consolidated Balance Sheets.

During the nine months ended September 30, 2007, Kimsouth’s income from the Albertson’s joint venture aggregated approximately $43.6 million, net of income tax. This amount includes (i) an operating loss of approximately $15.1 million, net of an income tax benefit of approximately $10.1 million, (ii) distribution in excess of Kimsouth’s investment of approximately $4.4 million, net of income tax expense of approximately $3.0 million and (iii) an extraordinary gain of approximately $54.3 million, net of income tax expense of approximately $36.2 million, resulting from purchase price allocation adjustments as determined in accordance with FASB No. 141, Business Combinations. In accordance with Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock,

the Company has classified its 15% share of the extraordinary gain, net of income taxes, as a separate component on the Company’s Condensed Consolidated Statements of Income.

During 2007, Kimsouth sold its remaining property for an aggregate sales price of approximately $9.1 million. This sale resulted in a gain of approximately $7.9 million, net of income taxes.

As a result of the Albertson’s transaction and the property sale described above, the Company has reduced the valuation allowance that was applied against Kimsouth NOLs resulting in an income tax benefit of approximately $27.4 million. At September 30, 2007, Kimsouth has deferred tax assets of approximately $15.1 million representing the tax effect of approximately $38.6 million of NOL’s that expire from 2021 to 2023. The Company believes that it is more likely than not that a net deferred tax asset of approximately $8.3 million will be realized on future tax returns, primarily from the generation of future taxable income and therefore, a valuation allowance of $6.8 million has been established for a portion of these deferred tax assets.

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

Immediately following the merger, the Company commenced its joint venture agreements with Prudential Real Estate Investors (“PREI”) through three separate accounts managed by PREI. In accordance with the joint venture agreements, all Pan Pacific assets and respective non-recourse mortgage debt and a newly obtained $1.2 billion credit facility used to fund the transaction were transferred to the separate accounts. PREI contributed approximately $1.1 billion on behalf of institutional investors in three of its portfolios. The Company holds a 15% non-controlling ownership interest in each of the joint ventures, collectively, KimPru, with a total aggregate investment at closing of approximately $194.8 million. The Company accounts for its investment in KimPru under the equity method of accounting. In addition, the Company will manage the portfolios and earn acquisition fees, leasing commissions, property management fees and construction management fees. For the nine months ended September 30, 2007, the Company earned management fees of approximately $7.9 million and other transaction related fees of approximately $6.2 million.

                 During the nine months ended September 30, 2007, KimPru sold 23 operating properties, two of which were sold to the Company, in separate transactions, for an aggregate sales price of approximately $426.8 million. The Company did not recognize any gains or losses related to these transactions.

Proceeds from property sales were used to repay a portion of the outstanding balance on the $1.2 billion credit facility. As of September 30, 2007, the balance on the credit facility was $774.3 million.

As of September 30, 2007, the KimPru portfolio was comprised of 114 shopping center properties aggregating approximately 16.2 million square feet of GLA located in 6 states.

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

Kimco Income REIT (“KIR”) -

The Company holds a non-controlling limited partnership interest in KIR and accounts for its investment under the equity method of accounting. Effective July 1, 2006, the Company acquired an additional 1.7% limited partnership interest in KIR, which increased the Company’s non-controlling interest to approximately 45.0%. The Company’s equity in income of KIR for the nine months ended September 30, 2007 and 2006 was approximately $23.0 million and $17.9 million, respectively, which includes the Company’s share of gains from property sales of approximately $5.3 million and $0.7 million, respectively.

During the nine months ended September 30, 2007, KIR disposed of two operating properties for an aggregate sales price of approximately $47.3 million. These sales resulted in an aggregate gain of approximately $11.9 million of which the Company’s share was approximately $5.3 million.

In addition, KIR has a master management agreement with the Company, whereby, the Company performs services for fees relating to the management, operation, supervision and maintenance of the joint venture properties. For the nine months ended September 30, 2007 and 2006, the Company earned management fees of approximately $2.7 million and $2.5 million, respectively.

As of September 30, 2007, the KIR portfolio was comprised of 64 operating properties aggregating 13.7 million square feet of GLA located in 18 states.

KROP Venture –

During 2001, the Company formed a joint venture (the “Kimco Retail Opportunity Portfolio” or “KROP”) with GE Capital Real Estate (“GECRE”), in which the Company has a 20% non-controlling interest and manages the portfolio. The Company accounts for its investment in KROP under the equity method of accounting.

During the nine months ended September 30, 2007, KROP sold six operating properties for an aggregate sales price of approximately $145.7 million. These sales resulted in an aggregate gain of $37.1 million.

During the nine months ended September 30, 2007, KROP transferred ten operating properties for an aggregate sales price of approximately $267.8 million, including approximately $111.6 million of non-recourse mortgage debt, to a new joint venture in which the Company holds a 15% non-controlling ownership interest. As a result of this transaction, the Company has deferred its share of the gain related to its remaining ownership interest in the properties. The Company will manage this new joint venture and accounts for this investment under the equity method of accounting.

Additionally, during March 2007, KROP sold an operating property to the Company for a sales price of approximately $21.4 million including the assumption of $10.7 million in non-recourse mortgage debt. The Company’s share of the gain related to this transaction has been deferred.

As of September 30, 2007, the KROP portfolio was comprised of 8 shopping center properties aggregating approximately 1.1 million square feet of GLA located in 6 states. For the nine months ended September 30, 2007, the Company recognized equity in income of KROP of approximately $47.2 million, including profit participation of approximately $34.0 million and gains on sale of approximately $11.6 million. The Company recognized approximately $17.9 million of equity in income during the corresponding period in 2006, including profit participation of approximately $9.3 million. Additionally, during the nine months ended September 30, 2007 and 2006, the Company earned management fees of approximately $1.5 million and $2.8 million, respectively. Also, the Company earned disposition fees of approximately $0.6 million during the nine months ended September 30, 2007.

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

During the nine months ended September 30, 2007, KUBS acquired 12 operating properties comprising an aggregate of approximately 1.0 million square feet of GLA, for an aggregate purchase price of approximately $352.3 million, which included the assumption of approximately $94.6 million of non-recourse mortgage debt.

As of September 30, 2007, the KUBS portfolio was comprised of 43 operating properties aggregating approximately 6.2 million square feet of GLA located in 12 states. For the nine months ended September 30, 2007 and 2006, the Company recognized equity in income of KUBS of approximately $0.7 million and $0.6 million, respectively. Additionally, during the nine months ended September 30, 2007 and 2006, the Company earned management fees of approximately $4.5 million and $1.9 million, respectively.

Other Real Estate Joint Ventures -

During the nine months ended September 30, 2007, the Company acquired, in separate transactions, 161 operating properties, through joint ventures in which the Company has non-controlling interests. These properties were acquired for an aggregate purchase price of approximately $1.1 billion, including the assumption of approximately $571.1 million of non-recourse mortgage debt encumbering 138 of the properties and $153.0 million in proceeds from a new three-year unsecured credit facility obtained by the In Town Suites joint venture. The Company accounts for its investment in these joint ventures under the equity method of accounting. The Company’s aggregate investment in these joint ventures was approximately $192.6 million. Details of these transactions are as follows (in thousands):

			Purchase Price
Property Name	Location	MonthAcquired	Cash	Debt	Total	GLA

Cypress Towne Center (Phase II)	Houston, TX	Jan-07 (1)	$ 2,175	$ 4,039	$ 6,214	30

Perimeter Expo	Atlanta, GA	Mar-07	62,150	-	62,150	176

Cranberry Commons (Phase I)	Pittsburgh, PA	Mar-07 (2)	9,961	18,500	28,461	150

Westgate Plaza	Tampa, FL	Mar-07 (2)	4,000	8,100	12,100	100

Sequoia Mall & Tower	Visalia, CA	Apr-07	29,550	-	29,550	235

Patio (4 Properties)	Santiago, Chile	Apr-07	5,374	11,148		16,522	95

Cranberry Commons (Phase II)	Pittsburgh, PA	May-07 (3)	4,539	-		4,539	17

550 Adelaide Street East	Toronto, Ontario	May-07	9,900	-		9,900	31

K-Mart Shopping Ctr	Pompano Beach, FL	Jun-07	7,800	-		7,800	103

American Industries (2 Properties)	Chihuahua, Mexico	Jun-07	3,968	-		3,968	146

Frederick 125th St	New York, NY	Jun-07 (4)	5,000	25,000		30,000	20

In Town Suites (127 extended stay residential properties, 16,364 units)	Various	Jun-07	155,800	617,607	(5)	773,407	-

American Industries (6 Properties)	Various, Mexico	Jul-07	13,300	-		13,300	202

1150 Provincial Road	Windsor, Ontario	Jul-07	11,346	-		11,346	48

In Town Suites (9 extended stay residential properties, 129 units)	Various	Jul-07	1,156	39,744		40,900	-

2 Properties	Various, Mexico	Jul-07	57,729	-		57,729	246

American Industries	Reyonsa, Mexico	Aug-07	3,579	-		3,579	-

			$387,327	$724,138		$1,111,465	1,599

(1)	This property was transferred from KDI.
(2)	These properties were transferred from ventures in which the Company had preferred equity investments.
(3)	This property was transferred from the Company.
(4)	This property was purchased for redevelopment purposes.
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

During the nine months ended September 30, 2007, the Company transferred in separate transactions, 50% of its 100% interest in six ground-up development projects in Juarez, Tecamac, Mexicali, Cuaulta, Ciudad Del Carmen and Rosarito, Mexico to a joint venture partner for approximately $39.2 million, which approximated their carrying values. As a result of these transactions, the Company has deconsolidated these entities and now accounts for its investments under the equity method of accounting.

During the nine months ended September 30, 2007, joint ventures in which the Company has non-controlling interests disposed of, in separate transactions, (i) three properties for an aggregate sales price of approximately $129.0 million resulting in an aggregate gain of approximately $27.3 million, of which the Company’s share was approximately $13.1 million and (ii) two vacant parcels of land for an aggregate sales price of $6.7 million, which resulted in no gain or loss.

During August 2007, PL Retail LLC (“PL Retail”), a joint venture in which the Company has a 15% non-controlling ownership interest and manages the portfolio, sold one of its operating properties for a sales price of approximately $40.1 million. The proceeds from the sale were used to pay down an existing mortgage of approximately $28.6 million. The sale resulted in a gain of approximately $13.5 million of which the Company’s share was approximately $2.0 million.

The Company’s maximum exposure to losses associated with its Investments and advances in real estate joint ventures is primarily limited to its carrying value in these investments. As of September 30, 2007, the Company’s carrying value in these investments approximated $1.3 billion.

7.	Other Real Estate Investments

Preferred Equity Capital -

The Company maintains a preferred equity program, which provides capital to developers and owners of real estate. During the nine months ended September 30, 2007, the Company provided an aggregate of approximately $81.4 million in investment capital to developers and owners of 57 real estate properties. As of September 30, 2007, the Company’s net investment under the Preferred Equity program was approximately $464.9 million relating to 251 properties. During the nine months ended September 30, 2007, the Company earned from these investments approximately $54.7 million, including $30.3 million in profit participation earned from 18 capital transactions. During the nine months ended September 30, 2006, the Company earned approximately $29.8 million from these investments including $8.7 million in profit participation earned from 12 capital transactions.

Two of the capital transactions described above for the nine months ended September 30, 2007, were the result of the transfer of two operating properties, in separate transactions, to a joint venture in which the Company holds a 15% non-controlling interest for an aggregate price of approximately $40.6 million, including the assumption of approximately $26.6 million in non-recourse debt. These sales resulted in an aggregate profit participation of approximately $1.4 million.

Also, included in the capital transactions described above for the nine months ended September 30, 2007, is the transfer of an operating property to the Company for approximately $4.5 million, including the assumption of $3.1 million in non-recourse mortgage debt. As a result of the Company’s acquisition of this property, the Company did not recognize any profit participation.

Additionally, during July 2007, the Company invested approximately $81.7 million of preferred equity capital in a portfolio comprised of 403 net leased properties which are divided into 30 master leased pools with each pool leased to individual corporate operators. These properties consist of a diverse array of free-standing restaurants, fast food restaurants, convenience and auto parts stores. The properties are encumbered by third party loans aggregating approximately $442.5 million with interest rates ranging from 5.08% to 10.47% with a weighted average interest rate of 9.3% and maturities ranging from 1.4 years to 15.2 years.

8.	Mortgages and Other Financing Receivables

During January 2007, the Company provided approximately $7.0 million as its participation share of a $26.0 million one year bridge loan to a real estate developer. This loan bears interest at a blended fixed rate of 13% per annum and is collateralized by the real estate interest of the developer and is partially guaranteed by the developer. As of September 30, 2007, the Company’s outstanding balance on this loan participation was approximately $7.0 million.

During February 2007, the Company provided MXP 87.7 million (approximately USD $8.0 million) in two tranches to an owner of an operating property located in Guadalajara, Mexico. The loan, which is collateralized by the property, bears interest at 11% per annum. The tranches, MXP 10.8 million and MXP 76.9 million, are scheduled to mature in 2008 and 2017, respectively. The Company is entitled to a participation feature of 20% of annual cash flows after debt service and 20% of proceeds from sale or re-finance of the property. As of September 30, 2007, the outstanding balance on this loan was approximately MXP 87.4 million (approximately USD $8.0 million).

                 Additionally during February 2007, the Company provided a $13.0 million loan to an owner of a shopping center located in Mexico City, Mexico. The loan bears interest at LIBOR plus 2.75% and was scheduled to mature in August 2007, with a month-to-month extension feature at the lender’s discretion. As of September 30, 2007, the outstanding balance on this loan was approximately $13.0 million.

During December 2006, the Company provided $5.0 million as its share of a one-year $27.5 million mortgage loan to a real estate developer. The proceeds were used to payoff the existing debt. The loan was collateralized by a parcel of land and bore interest at a fixed rate of 13%, which was payable monthly with any unpaid accrued interest and principal payable at maturity. During April 2007, the Company accepted a pre-payment of $5.6 million as full satisfaction of the loan, which includes $0.6 million relating to a pre-payment penalty.

During August 2006, the Company provided $8.8 million as its share of a $13.2 million twelve-month term loan to a retailer for general corporate purposes. This loan bore interest at a fixed rate of 12.5% with interest payable monthly and a balloon payment for the principal balance at maturity. The loan was collateralized by the underlying real estate of the retailer. Additionally, the Company funded $13.3 million as its share of a $20.0 million revolving Debtor-in-Possession ("DIP") facility to this retailer. The facility bore interest at LIBOR plus 3.0% and had an unused line fee of 0.375%. During April 2007, the Company accepted a pre-payment of approximately $13.4 million from the borrower as full satisfaction of the loans. The $13.4 million was comprised of the remaining term loan balance of $7.5 million, the revolving credit facility of $5.7 million, and approximately $0.2 million in pre-payment penalties.

During April 2007, the Company provided a $30.0 million DIP facility to a medical center. The DIP facility is priced at LIBOR plus 400 basis points per annum (9.57% at September 30, 2007) and is collateralized by certain real estate interests of the borrower. The loan matures at the earlier of (i) two years or (ii) the borrower’s emergence from bankruptcy. As of September 30, 2007, the outstanding balance of this credit facility was approximately $13.0 million.

During April 2007, the Company entered into a CAD $16.7 million (approximately USD $14.7 million) one-year convertible bridge facility with a developer of a ground up retail development project in Ontario, Canada. The facility bears interest at 10% per annum. This facility is secured by the subject property and other properties owned by the borrower and can be converted, at the option of the lender, after one year into a 25% interest in the retail development project. As of September 30, 2007, the outstanding balance of this facility was approximately CAD $16.7 million (approximately USD $16.8 million).

During January 2006, the Company provided approximately $5.2 million as its share of an $11.5 million term loan to a real estate developer for an acquisition of a 59 acre land parcel located in San Antonio, TX. This loan was interest only at a fixed rate of 11.0% for a term of one year with a one year extension, payable monthly and collateralized by a first mortgage on the subject property. During August 2007, the Company received a $5.2 million payment as full satisfaction of the loan.

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

During the nine months ended September 30, 2007, the Company repaid its $30.0 million 7.46% fixed rate notes, which matured on May 20, 2007, its $55.0 million 5.75% fixed rate notes, which matured on June 29, 2007 and its $20.0 million 6.96% fixed rate notes, which matured on July 16, 2007.

During August 2007, the Company obtained a $200.0 million unsecured term loan that bears interest at LIBOR plus 0.325%. The term loan was scheduled to mature on December 14, 2007. The Company utilized these proceeds to partially repay the outstanding balance on the Company’s U.S. revolving credit facility. As of September 30, 2007, there was $200.0 million outstanding under this term loan at an interest rate of 5.45% per annum. The term loan was fully repaid in October 2007.

10.	Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the nine months ended September 30, 2007 and 2006 (in thousands):

	2007	2006
Acquisition of real estate interests by issuance of the Company’s common stock and/or assumption of mortgage debt	$ 51,445	$ 220,342

Disposition/transfer of real estate interest by assignment of mortgage debt	$ -	$ 3,863

Acquisition of real estate interests by issuance of redeemable units	$ -	$ 207,496

Proceeds held in escrow through sale of real estate interests	$ -	$ 41,421

Acquisition of real estate interests through proceeds held in escrow	$ 68,031	$ 42,136

Acquisition of real estate through the issuance of unsecured obligation	$ -	$ 10,586

Declaration of dividends paid in succeeding period	$ 103,976	$ 89,803

Investment in real estate joint venture by contribution of properties	$ 740	$ -

Deconsolidation of Joint Venture:

Decrease in real estate and other assets	$ 113,074	$ -

Decrease in construction loan and other liabilities	$ 113,074	$ -

Consolidation of Kimsouth:

Increase in real estate and other assets	$ -	$ 28,377

Increase in mortgages payable and other liabilities	$ -	$ 28,377

11.	Incentive Plans

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

                 The Company recognized stock option compensation expense of $9.0 million and $8.3 million for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, the Company had $29.6 million of total unrecognized compensation cost related to unvested stock compensation granted under the Company’s Plan. That cost is expected to be recognized over a weighted average period of approximately 3.6 years.

12.	Pro Forma Financial Information

As discussed in Note 2, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the nine months ended September 30, 2007. The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Income for the nine months ended September 30, 2007 and 2006, adjusted to give effect to these transactions at the beginning of each year.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations. (Amounts presented in millions, except per share figures.)

	Nine Months ended September 30,
	2007	2006

Revenues from rental property	$524.6	$476.0
Income before extraordinary gain	$271.2	$241.8
Net income	$321.4	$241.8

Income before extraordinary gain per common share:
Basic	$1.04	$0.98
Diluted	$1.02	$0.96
Net income per common share:
Basic	$1.24	$0.98
Diluted	$1.22	$0.96

13.	Subsequent Events

During October 2007, the Company issued 18,400,000 Depositary Shares (the “Class G Depositary Shares”), after the exercise of an over-allotment option, each representing a one-hundredth fractional interest in a share of the Company’s 7.75% Class G Cumulative Redeemable Preferred Stock, par value $1.00 per share (the “Class G Preferred Stock”). Dividends on the Class G Depositary Shares are cumulative and payable quarterly in arrears at the rate of 7.75% per annum based on the $25.00 per share initial offering price, or $1.9375 per annum. The Class G

Depositary Shares are redeemable, in whole or part, for cash on or after October 10, 2012 at the option of the Company, at a redemption price of $25.00 per depositary share, plus any accrued and unpaid dividends thereon. The Class G Depositary Shares are not convertible or exchangeable for any other property or securities of the Company. Net proceeds from the sale of the Class G Depositary Shares, totaling approximately $444.5 million (after related transaction costs of $15.5 million) will be used for general corporate purposes, which may include funding property acquisitions, investments in the Company’s institutional management programs and other investment activities. The Company also used a portion of the proceeds to partially repay amounts outstanding under its U.S. revolving credit facility.

During October 2007, the Company established a $1.5 billion unsecured U.S. revolving credit facility (the “U.S. Credit Facility”) with a group of banks, which is scheduled to expire in October 2011. This credit facility, which replaced the Company’s $850.0 million unsecured U.S. revolving facility, has made available funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional management programs, (iii) development and redevelopment costs and (iv) any short-term working capital requirements. Interest on borrowings under the U.S. Credit Facility accrues at LIBOR plus 0.375% and fluctuates in accordance with changes in the Company’s senior debt ratings. As part of this U.S. Credit Facility, the Company has a competitive bid option whereby the Company may auction up to $750.0 million of its requested borrowings to the bank group. This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread. A facility fee of 0.125% per annum is payable quarterly in arrears. As part of the U.S. Credit Facility, the Company has a $200.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the U.S. Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios.

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

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers. As of September 30, 2007, the Company had interests in 1,959 properties, totaling approximately 183 million square feet of gross leaseable area (“GLA”) located in 45 states, Canada, Mexico, Chile and Puerto Rico.

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

Results of Operations

Revenues from rental property increased $24.6 million or 16.5% to $173.7 million for the three months ended September 30, 2007, as compared with $149.1 million for the corresponding quarter ended September 30, 2006. Similarly, revenues from rental property increased $70.0 million or 16.2% to $501.8 million for the nine months ended September 30, 2007, as compared with $431.9 million for the corresponding nine month period ended September 30, 2006. These net increases resulted primarily from the combined effect of (i) the acquisition of operating properties during 2006 and the nine months ended September 30, 2007, providing incremental revenues for the three and nine months ended September 30, 2007 of approximately $22.6 million and $65.2 million, respectively, (ii) an overall occupancy increase from the consolidated shopping center portfolio to 95.7% at September 30, 2007, as compared to 94.5% at September 30, 2006, growth in rental rates from renewing expiring leases and the completion of certain redevelopment and development projects and tenant buyouts providing incremental revenues of approximately $3.7 million and $11.0 million, respectively, for the three and nine months ended September 30, 2007 as compared to the corresponding period in 2006, offset by (iii) a decrease in revenues of approximately $1.7 million and $6.2 million for the three and nine months ended September 30, 2007, respectively, as compared to the corresponding periods last year, resulting from the transfer of operating properties to various unconsolidated joint venture entities, and the sale of certain properties during 2006 and the nine months ended September 30, 2007.

Rental property expenses, increased approximately $5.5 million or 13.7% to $45.8 million for the three months ended September 30, 2007, as compared with $40.3 million for the corresponding quarter ended September 30, 2006. Similarly, for the nine months ended September 30, 2007, rental property expenses, increased $17.4 million or 15.0% to $133.7 million as compared with $116.3 million for the corresponding period in the preceding year. Additionally, depreciation and amortization increased approximately $12.5 million and $38.2 million for the three and nine months ended September 30, 2007, as compared to the corresponding periods in 2006. These increases in rental property expenses and depreciation and amortization are primarily due to operating property acquisitions during 2007 and 2006 which were partially offset by operating property dispositions including those transferred to various joint venture entities.

Mortgage and other financing income decreased $3.9 million to $11.8 million for the nine months ended September 30, 2007, as compared to $15.8 million for the corresponding period in 2006. This decrease is primarily due to the recognition of accretion income of approximately $6.2 million, resulting from the early pre-payment of a mortgage receivable in 2006 partially offset by an overall increase in interest income on mortgage receivables entered into in 2006 and the nine months ended September 30, 2007.

Management and other fee income increased approximately $2.9 million and $13.9 million, respectively, for the three and nine months ended September 30, 2007, as compared to the corresponding periods in 2006. These increases are primarily due to increased property management fees and other transaction related fees related to the growth in the Company’s co-investment programs.

General and administrative expenses increased approximately $6.9 million and $21.1 million, respectively for the three and nine months ended September 30, 2007, as compared to the corresponding periods in 2006. These increases are primarily due to personnel-related costs, primarily due to growth within the Company’s co-investment programs and the overall continued growth of the Company.

Interest, dividends and other investment income increased approximately $2.0 million and decreased $7.8 million for the three and nine month periods ended September 30, 2007, respectively, as compared to the corresponding periods in 2006. The increase in the three months ended September 30, 2007, as compared to the corresponding period in 2006 is primarily due to an increase in realized gains of approximately $1.4 million resulting from the sale of certain marketable securities during the three months ended September 30, 2007. The decrease in the nine months ended September 30, 2007, as compared to the corresponding period in 2006 is primarily due to a decrease in realized gains of approximately $13.2 million resulting from the sale of certain marketable securities during the corresponding period in 2006, partially offset by an increase in interest income of approximately $4.9 million resulting primarily from growth in the Company’s marketable securities portfolio during 2006 and 2007.

Other (expense)/income, net decreased $14.0 million to $6.0 million in expense for the nine months ended September 30, 2007, as compared to $8.0 million in income for the corresponding period in 2006. This decrease is primarily due to (i) the receipt of fewer shares during 2007 as compared to 2006 of Sears Holding Corp. common stock received as partial settlement of Kmart pre-petition claims and (ii) an increase in Canadian withholding tax expense on profit participation proceeds received during 2007 relating to capital transactions from a Canadian preferred equity investment.

Interest expense increased $14.1 million and $32.1 million for the three and nine months ended September 30, 2007, as compared to the corresponding periods in 2006. These increases are due to higher interest rates and higher outstanding levels of debt during these periods as compared to the same periods in the preceding year.

Benefit for income taxes increased $33.5 million for the nine months ended September 30, 2007, as compared to the corresponding period in 2006. This increase is primarily due to the reduction of approximately $27.4 million of NOL valuation allowance and a tax benefit of approximately $10.1 million from operating losses recognized in connection with the Albertson’s investment.

Income from other real estate investments decreased $7.3 million to $19.8 million for the three months ended September 30, 2007, as compared to $27.2 million for the corresponding period in 2006. This decrease is primarily due to pre-tax profits earned in 2006 of approximately $7.9 million from the transfer of two properties from Kimsouth to a joint venture in which the Company holds an 18% non-controlling interest. Income from other real estate investments increased $5.9 million to $66.8 million for the nine months ended September 30, 2007, as compared to $60.9 million for the corresponding period in 2006. This increase is primarily due to increased activity in the Company’s Preferred Equity program which contributed profit of $54.7 million for the nine months ended September 30, 2007, as compared to $29.8 million for the corresponding periods in 2006, partially offset by pre-tax profits earned in 2006 from the sale/transfer of properties.

Equity in income of real estate joint ventures, net increased $10.0 million to $39.3 million for the three months ended September 30, 2007, as compared to $29.3 million for the corresponding period in 2006. This increase is primarily due to pre-tax income from the Albertson’s investment resulting from an additional cash distribution relating to the Albertson’s monetization. Similarly, equity in income of real estate joint ventures, net increased $38.9 million to $111.7 million for the nine months ended September 30, 2007, as compared with $72.8 million for the corresponding period in 2006. This increase is primarily the result of (i) an increase in equity in income from the Kimco Realty Opportunity Portfolio joint venture investment (“KROP”) primarily resulting from profit participation of approximately $34.0 million and gains on sale/transfer of operating properties during 2007 of which the Company’s share of gains were $11.6 million for the nine months ended September 30, 2007 and (ii) the Company’s growth of its various other real estate joint ventures due to additional capital investments for the acquisition of additional operating properties by the ventures throughout 2006 and the nine months ended September 30, 2007, partially offset by net operating losses from the Albertson’s joint venture of approximately $17.8 million for the nine months ended September 30, 2007.

During the nine months ended September 30, 2007, KDI sold, in separate transactions, two completed projects, 19 out-parcels, 67.9 acres of undeveloped land and the residential component of a project for approximately $179.2 million and received approximately $2.0 million of proceeds from completed earn-out requirements on previously sold projects. These transactions resulted in gains of approximately $12.7 million, net of income taxes of $8.5 million.

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

During the nine months ended September 30, 2007, the Company (i) disposed of six operating properties and completed partial sales of three operating properties, in separate transactions, for an aggregate sales price of approximately $40.0 million, which resulted in an aggregate net gain of approximately $6.4 million, after income tax of approximately $1.6 million and (ii) transferred one operating property, which was acquired in the first quarter of 2007, to a joint venture in which the Company holds a 15% non-controlling ownership interest for an aggregate price of approximately $4.5 million, which represented the net book value.

Additionally, during the nine months ended September 30, 2007, two consolidated joint ventures in which the Company had preferred equity investments disposed of, in separate transactions, their respective properties for an aggregate sales price of approximately $66.5 million. As a result of these capital transactions, the Company received approximately $22.1 million of profit participation, before minority interest of approximately $5.6 million. This profit participation has been recorded as income from other real estate investments and is reflected in Income from discontinued operating properties in the Company’s Condensed Consolidated Statements of Income.

                 During the nine months ended September 30, 2006, the Company disposed of 15 operating properties for an aggregate sales price of $129.4 million, which resulted in an aggregate net gain of approximately $30.5 million, after income taxes of $2.1 million relating to the sale of one property, and transferred five operating properties to joint ventures in which the Company has 20% non-controlling interests for an aggregate price of approximately $95.4 million, which resulted in a gain of approximately $1.4 million for one transferred property.

Net income for the three and nine months ended September 30, 2007 was $78.0 million and $359.8 million, respectively. Net income for the three and nine months ended September 30, 2006 was $91.4 million and $296.4 million, respectively. On a diluted per share basis, net income decreased $0.07 to $0.29 for the three month period ended September 30, 2007, as compared to $0.36 for the corresponding quarter in the previous year. On a diluted per share basis, net income improved $0.18 to $1.37 for the nine month period ended September 30, 2007, as compared to $1.19 for the corresponding period in 2006. The decrease for the three months ended September 30, 2007, as compared to the corresponding period in 2006, was primarily due to an increase in non-cash depreciation expense resulting from property acquisitions during the nine months ended September 30, 2007 and 2006. The increase in the nine months ended September 30, 2007, as compared to the corresponding period in 2006, was primarily attributable to (i) an increase in revenues from rental properties primarily due to acquisitions of operating properties during 2006 and the nine months ended September 30, 2007, (ii) an increase in equity in income of real estate joint ventures achieved from profit participation and gains on sale of joint venture operating properties and additional capital investments in the Company’s joint venture programs for the acquisition of additional operating properties throughout 2007 and 2006 and (iii) a contribution of $66.1 million related to the Albertson’s investment monetization, partially offset by, (iv) a decrease in income resulting from the sale of certain marketable securities during the corresponding periods in 2006.

Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base. At September 30, 2007, the Company’s five largest tenants were The Home Depot, TJX Companies, Sears Holdings, Kohl’s, and Wal-Mart, which represented approximately 3.3%, 2.9%, 2.3%, 2.1% and 1.9%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s cash flow activities are summarized as follows (in millions):

Nine Months Ended September 30,
	2007	2006
Net cash flow provided by operating activities	$ 560.3	$ 360.9
Net cash flow used for investing activities	$ (1,361.4)	$ (954.8)
Net cash flow provided by financing activities	$ 501.5	$ 620.5

Operating Activities

Cash flows provided from operating activities for the nine months ended September 30, 2007 were approximately $560.3 million, as compared to approximately $360.9 million for the comparable period in 2006. The increase of approximately $199.5 million is primarily attributable to increased cash flows due to (i) the acquisition of properties during 2006 and the nine months ended September 30, 2007, (ii) an increase in revenues from rental properties due to an overall occupancy increase from the consolidated shopping center portfolio, growth in rental rates from renewing expiring leases and the completion of certain re-development and development projects, and (iii) an increase in distributions from joint ventures primarily received from the Company’s investment in KROP resulting from the distribution of profit participation proceeds and distributions in excess of basis from the Albertsons investment.

The Company anticipates that cash flows from operating activities will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short term and long term. In addition, the Company anticipates that cash on hand, borrowings under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Net cash flow provided by operating activities for the nine months ended September 30, 2007, was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2007 and 2006, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) growth in the Company’s joint venture and Preferred Equity programs.

Investing Activities

Cash flows used for investing activities for the nine months ended September 30, 2007 were approximately $1.4 billion, as compared to approximately $954.8 million for the comparable period in 2006. This increase in cash utilization of $406.6 million resulted primarily from an increase in acquisition of and improvements to operating real estate and real estate under development and an increase in the

Company’s investments and advances to joint ventures, partially offset by reimbursements of other investments received in 2007 as compared to 2006.

Acquisitions and Redevelopments -

During the nine month period ended September 30, 2007, the Company expended approximately $889.1 million towards acquisition of and improvements to operating real estate.

In addition, the Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace. During the nine months ended September 30, 2007, the Company expended approximately $48.7 million in connection with these major redevelopments and re-tenanting projects. The Company anticipates its capital commitment toward these and other redevelopment projects during 2007 will be approximately $75.0 million to $100.0 million. The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving lines of credit.

Investments and Advances to Joint Ventures -

During the nine month period ended September 30, 2007, the Company expended approximately $330.6 million for investments and advances to real estate joint ventures and received approximately $198.4 million from reimbursements of advances to real estate joint ventures. In addition, the Company received approximately $53.2 million from reimbursement of other investments.

Ground-up Development -

The Company is engaged in ground-up development projects which consist of (i) merchant building through the Company’s wholly-owned taxable REIT subsidiary, KDI, which develops neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) U.S. ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Mexico for long-term investment. The ground-up development projects generally have substantial pre-leasing prior to the commencement of construction. As of September 30, 2007, the Company had in progress a total of 59 ground-up development projects, including 29 merchant building projects, ten U.S. ground-up development projects and 20 ground-up development projects located throughout Mexico.

During the nine months ended September 30, 2007, the Company expended approximately $503.0 million in connection with the purchase of land and construction costs related to these projects. These projects are currently proceeding on schedule and substantially in line with the Company’s budgeted costs. The Company anticipates its capital commitment during 2007 toward these and other development projects will be approximately $550 million to $600 million. The proceeds from the sales of the completed ground-up development projects, proceeds from construction loans and availability under the Company’s revolving lines of credit are expected to be sufficient to fund these anticipated capital requirements.

Dispositions and Transfers -

During the nine month period ended September 30, 2007, the Company received net proceeds of approximately $235.3 million relating to the sale of various operating/development properties and ground-up development projects and approximately $61.2 million from the transfer of operating/development properties to various joint ventures.

Financing Activities

Cash flows provided from financing activities for the nine months ended September 30, 2007 were approximately $501.5 million, as compared to approximately $620.5 million for the comparable period in 2006. This decrease of approximately $119.0 million resulted primarily from (i) a decrease in proceeds received from the issuance of stock and (ii) repayment of unsecured notes, which matured in 2007, partially offset by (i) a decrease in the repayment of borrowings under the revolving credit facilities in 2007 as compared to 2006 and (ii) an increase in borrowings under the revolving credit facilities in 2007 due to increased acquisitions during the period.

It is management’s intention that the Company continually has access to the capital resources necessary to expand and develop its business. As such, the Company intends to operate with and maintain a conservative capital structure with a level of debt to total market capitalization of 50% or less. As of September 30, 2007, the Company’s level of debt to total market capitalization was 27%. In addition, the Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings. The Company may, from time-to-time, seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives in a manner consistent with its intention to operate with a conservative debt structure.

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $5.7 billion for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.

The Company had an $850.0 million unsecured revolving credit facility, which was scheduled to expire in July 2008. This credit facility made available funds to both finance the purchase of properties and other investments and meet any short-term working capital requirements. As of September 30, 2007, there was $425.0 million outstanding under this credit facility.

During October 2007, the Company established a $1.5 billion unsecured U.S. revolving credit facility (the “U.S. Credit Facility”) with a group of banks, which is scheduled to expire in October 2011. This credit facility, which replaced the Company’s $850.0 million unsecured U.S. revolving facility, referred to above, has made available funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional management programs, (iii) development and redevelopment costs and (iv) any short-term working capital requirements. Interest on borrowings under the U.S. Credit Facility accrues at LIBOR plus 0.375% and fluctuates in accordance with changes in the Company’s senior debt ratings. As part of this U.S. Credit Facility, the Company has a competitive bid option whereby the Company may auction up to $750.0 million of its requested borrowings to the bank group. This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread. A facility fee of 0.125% per annum is payable quarterly in arrears. As part of the U.S. Credit Facility, the Company has a $200.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the U.S. Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both secured and unsecured debt and (ii) minimum interest and fixed coverage ratios.

Additionally, the Company has a Canadian denominated (“CAD”) $250.0 million unsecured credit facility with a group of banks, which is scheduled to expire in March 2008. Proceeds from this facility are used for general corporate purposes including the funding of Canadian denominated investments. As of September 30, 2007, there was no outstanding balance under this credit facility.

The Company also has a Mexican Peso denominated (“MXP”) 500.0 million unsecured revolving credit facility, which is scheduled to expire in May 2008. Proceeds from this facility are used to fund peso denominated investments. As of September 30, 2007, there was no outstanding balance under this facility.

During August 2007, the Company obtained a $200.0 million unsecured term loan that bears interest at LIBOR plus 0.325%. The term loan was scheduled to mature on December 14, 2007. The Company utilized these proceeds to partially repay the outstanding balance on the Company’s U.S. revolving credit facility. As of September 30, 2007, there was $200.0 million outstanding under this term loan at an interest rate of 5.45% per annum. The term loan was fully repaid in October 2007.

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

During the nine months ended September 30, 2007, the Company repaid its $30.0 million 7.46% fixed rate notes, which matured on May 20, 2007, its $55.0 million 5.75% fixed rate notes, which matured on June 29, 2007 and its $20.0 million 6.96% fixed rate notes which matured on July 16, 2007.

During May 2006, the Company filed a shelf registration statement on Form S-3ASR, which is effective for a term of three-years, for the future unlimited offerings, from time-to-time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants.

During October 2007, the Company issued 18,400,000 Depositary Shares (the “Class G Depositary Shares”), after the exercise of an over-allotment option, each representing a one-hundredth fractional interest in a share of the Company’s 7.75% Class G Cumulative Redeemable Preferred Stock, par value $1.00 per share (the “Class G Preferred Stock”). Dividends on the Class G Depositary Shares are cumulative and payable quarterly in arrears at the rate of 7.75% per annum based on the $25.00 per share initial offering price, or $1.9375 per annum. The Class G Depositary Shares are redeemable, in whole or part, for cash on or after October 10, 2012 at the option of the Company, at a redemption price of $25.00 per depositary share, plus any accrued and unpaid dividends thereon. The Class G Depositary Shares are not convertible or exchangeable for any other property or securities of the Company. Net proceeds from the sale of the Class G Depositary Shares, totaling approximately $444.5 million (after related transaction costs of $15.5 million) will be used for general corporate purposes, which may include funding property acquisitions, investments in the Company’s institutional management programs and other investment activities. The Company also used a portion of the proceeds to partially repay amounts outstanding under its U.S. revolving credit facility.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects. As of September 30, 2007, the Company had over 395 unencumbered property interests in its portfolio.

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

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. Cash dividends paid for the nine months ended September 30, 2007 and 2006 were $280.5 million and $242.8 million, respectively. The Company's Board of Directors declared a quarterly dividend of $0.40 per common share payable to shareholders of record on October 3, 2007, which was paid on October 15, 2007.

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

During June 2007, the Company entered into a non-controlling joint venture to acquire all of the common stock of InTown Suites Management, Inc. This investment was funded with approximately $186.0 million of new cross-collateralized non-recourse mortgage debt with an interest rate of 5.59%, encumbering 35 properties, a $153.0 million three-year unsecured credit facility, which bears interest at LIBOR plus 0.325% and is guaranteed by the Company and the assumption of $278.6 million cross-collateralized non-recourse mortgage debt with interest rates ranging from 5.19% to 5.89%, encumbering 86 properties. The joint venture partner has pledged its equity interest for any guaranty payment the Company is obligated to pay. The outstanding balance on the three-year unsecured credit facility was $149.0 million as of September 30, 2007.

Effects of Inflation

Many of the Company’s leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive payment of additional rent calculated as a percentage of tenants’ gross sales above pre-determined thresholds, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses may include increases based upon changes in the consumer price index or similar inflation indices. In addition, many of the Company’s leases are for ten years or less, which permits the Company to seek to increase rents to market rates upon renewal. Most of the Company’s leases require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation. The Company periodically evaluates its exposure to short-term interest rates and foreign currency exchange rates and will, from time to time, enter into interest rate protection agreements and/or foreign currency hedge agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt and fluctuations in foreign currency exchange rates.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure is interest rate risk and fluctuations in foreign currency exchange rate risk. The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of September 30, 2007, with corresponding weighted-average interest rates sorted by maturity date. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency. The instruments actual cash flows are denominated in U.S. dollars and Canadian dollars, as indicated by geographic description ($ in USD equivalent in thousands).

	2007	2008	2009	2010	2011	2012+	Total	Fair Value
U.S Dollar Denominated Secured Debt Fixed Rate	-	$89,850	$71,221	$18,232	$45,510	$306,407	$531,220	$550,263
Average Interest Rate	-	7.18%	6.78%	8.47%	7.43%	6.40%	6.74%

Variable Rate	$24,393	$120,346	$85,962	$35,959	-	$402	$267,062	$267,062
Average Interest Rate	7.31%	7.21%	7.13%	7.18%	-	7.75%	7.19%

Unsecured Debt Fixed Rate	$145,000	$125,379	$180,000	$76,163	$361,108	$1,745,262	$2,632,912	$2,621,845
Average Interest Rate	7.09%	4.61%	6.98%	5.54%	6.35%	5.54%	5.79%

Variable Rate	$202,582	$425,000	-	$5,780	-	-	$633,362	$633,362
Average Interest Rate	5.47%	5.59%	-	7.99%	-	-	5.50%

Canadian Dollar Denominated
Unsecured Debt Fixed Rate	-	-	-	$150,822	-	$201,096	$351,918	$346,760
Average Interest Rate	-	-	-	4.45%	-	5.18%	4.87%

Based on the Company’s variable-rate debt balances, interest expense would have increased by approximately $6.8 million for the nine months ended September 30, 2007 if short-term interest rates were 1% higher.

As of September 30, 2007, the Company had (i) Canadian investments totaling CAD $476.8 million (approximately USD $479.4 million) comprised of real estate joint venture investments and marketable securities, (ii) Mexican real estate investments of approximately MXP 6.6 billion (approximately USD $606.6 million) and (iii) Chilean real estate investments of approximately 1.6 billion Chilean Pesos (“CLP”) (approximately USD $3.0 million). The foreign currency exchange risk has been partially mitigated through the use of local currency denominated debt and a cross currency swap (the “CC Swap”) with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-party to the CC Swap. The Company believes it mitigated its credit risk by entering into the CC Swap with major financial institutions.

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of September 30, 2007, the Company had no other material exposure to market risk.

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

The Company is not presently involved in any litigation, nor to its knowledge is any litigation threatened against the Company or its subsidiaries, that in management’s opinion, would result in any material adverse effect on the Company’s ownership, management or operation of its properties taken as a whole, or which is not covered by the Company’s liability insurance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibits –

4.1 Agreement to File Instruments

Kimco Realty Corporation (the “Registrant”) hereby agrees to file with the Securities and Exchange Commission, upon request of the Commission, all instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries, and for any of its unconsolidated subsidiaries for which financial statements are required to be filed, and for which the total amount of securities authorized there under does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.

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

KIMCO REALTY CORPORATION

November 5, 2007	/s/ Milton Cooper
(Date)	Milton Cooper Chairman of the Board

November 5, 2007	/s/ Michael V. Pappagallo
(Date)	Michael V. Pappagallo Chief Financial Officer