Form 10-K
period 2007-12-31
KIMCO REALTY CORP
filed 2008-02-28
CIK 879101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2007

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

(516) 869-9000

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share.	New York Stock Exchange

Depositary Shares, each representing one-tenth of a share of 6.65% Class F Cumulative Redeemable Preferred Stock, par value $1.00 per share.	New York Stock Exchange

Depositary Shares, each representing one-hundredth of a share of 7.75% Class G Cumulative Redeemable Preferred Stock, par value $1.00 per share.	New York Stock Exchange

Securities Registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes

[ X ]

No

[    ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes

[ X ]

No

[    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [ X ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b of the Exchange Act.

Large Accelerated Filer

[ X ]

Accelerated Filer

[    ]

Non-accelerated Filer

[    ]

Smaller Reporting Company

[    ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes

[    ]

No

[ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $8.4 billion based upon the closing price on the New York Stock Exchange for such stock on June 29, 2007.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

252,857,002 shares as of February 21, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on May 13, 2008.

Index to Exhibits begins on page 61.

TABLE OF CONTENTS

Item No.		Form 10-K Report Page
	PART I

1.	Business	4

1A.	Risk Factors	13

1B.	Unresolved Staff Comments	18

2.	Properties	18

3.	Legal Proceedings	20

4.	Submission of Matters to a Vote of Security Holders	20

	Executive Officers of the Registrant	35

	PART II

5.	Market for the Registrant’s Common Equity and Related Shareholder Matters	36

6.	Selected Financial Data	37

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

7A.	Quantitative and Qualitative Disclosures About Market Risk	54

8.	Financial Statements and Supplementary Data	55

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	55

9A.	Controls and Procedures	55

9B.	Other Information	56

	PART III

10.	Directors and Executive Officers of the Registrant	59

11.	Executive Compensation	59

12.	Security Ownership of Certain Beneficial Owners and Management	59

13.	Certain Relationships and Related Transactions	59

14.	Principal Accountant Fees and Services	59

	PART IV

15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K	60

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

SHARE SPLIT

As of August 23, 2005, the Company effected a two-for-one split (the "Stock Split") of the Company’s common stock in the form of a stock dividend paid to stockholders of record on August 8, 2005.  All common share and per common share data included in this annual report on Form 10-K and the accompanying Consolidated Financial Statements and Notes thereto have been adjusted to reflect this Stock Split.

Item 1.  Business

General

Kimco Realty Corporation, a Maryland corporation, is one of the nation's largest owners and operators of neighborhood and community shopping centers.  The terms "Kimco", the "Company", "we", "our" and "us" each refer to Kimco Realty Corporation and our subsidiaries unless the context indicates otherwise.  The Company is a self-administered real estate investment trust ("REIT") and its management has owned and operated neighborhood and community shopping centers for over 45 years.  The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties.  As of December 31, 2007, the Company had interests in 1,973 properties, totaling approximately 183 million square feet of gross leasable area ("GLA") located in 45 states, Canada, Mexico, Puerto Rico and Chile. The Company’s ownership interests in real estate consist of its consolidated portfolio and in portfolios where the Company owns an economic interest, such as properties in the Company’s investment management programs, where the Company partners with institutional investors and also retains management (See Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).  The Company believes its portfolio of neighborhood and community shopping center properties is the largest (measured by GLA) currently held by any publicly traded REIT.

The Company's executive offices are located at 3333 New Hyde Park Road, New Hyde Park, New York 11042-0020 and its telephone number is (516) 869-9000.  Unless the context indicates otherwise, the term the "Company" as used herein is intended to include all subsidiaries of the Company.

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

During 1998, the Company, through a merger transaction, completed the acquisition of The Price REIT, Inc., a Maryland corporation, (the "Price REIT").  Prior to the merger, Price REIT was a self-administered and self-managed equity REIT that was primarily focused on the acquisition, development, management and redevelopment of large retail community shopping center properties concentrated in the western part of the United States.  In connection with the merger, the Company acquired interests in 43 properties, located in 17 states.  With the completion of the Price REIT merger, the Company expanded its presence in certain western states including Arizona, California and Washington.  In addition, Price REIT had strong ground-up development capabilities.  These development capabilities, coupled with the Company’s own construction management expertise, provide the Company the ability to pursue ground-up development opportunities on a selective basis.

Also during 1998, the Company formed Kimco Income REIT ("KIR"), an entity in which the Company held a 99.99% limited partnership interest.  KIR was established for the purpose of investing in high-quality properties financed primarily with individual non-recourse mortgages.  The Company believed that these properties were appropriate for financing with greater leverage than the Company traditionally used.  At the time of formation, the Company contributed 19 properties to KIR, each encumbered by an individual non-recourse mortgage.  During 1999, KIR sold a significant interest in the partnership to institutional investors, thus establishing the Company’s investment management program.  The Company holds a 45.0% non-controlling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting.  (See Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

The Company has expanded its investment management program through the establishment of other various institutional joint venture programs in which the Company has non-controlling interests ranging generally from 5% to 45%.  The Company’s largest joint venture, Kimco Prudential Joint Venture ("KimPru"), was formed in 2006, in connection with the Pan Pacific Retail Properties Inc. ("Pan Pacific") merger transaction, with Prudential Real Estate Investors ("PREI"), which holds approximately $3.6 billion in assets.  The Company earns management fees, acquisition fees, disposition fees and promoted interests based on value creation.  As of December 31, 2007, the Company’s assets under management were valued at approximately $14.0 billion, comprising 441 properties.  (See Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

In connection with the Tax Relief Extension Act of 1999 (the "RMA") which became effective January 1, 2001, the Company is permitted to participate in activities from which it was previously precluded in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations.  As such, the Company, through its taxable REIT subsidiaries, is engaged in various retail real estate related opportunities, including (i) merchant building through its wholly-owned taxable REIT subsidiaries, including Kimco Developers, Inc. ("KDI"), which are primarily engaged in the ground-up development of neighborhood and community shopping centers and subsequent sale thereof upon completion (see Recent Developments - Ground-Up Development), (ii) retail real estate advisory and disposition services, which primarily focus on leasing and disposition strategies for real estate property interests of both healthy and distressed retailers and (iii) acting as an agent or principal in connection with tax-deferred exchange transactions.  The Company will consider other investments through taxable REIT subsidiaries should suitable opportunities arise.

The Company has continued its geographic expansion with investments in Canada, Mexico,  Puerto Rico and Chile. During October 2001, the Company formed the RioCan Venture ("RioCan Venture") with RioCan Real Estate Investment Trust ("RioCan", Canada’s largest publicly traded REIT measured by GLA) in which the Company has a 50% non-controlling interest, to acquire retail properties and development projects in Canada.  The Company accounts for this investment under the equity method of accounting.  The Company has expanded its presence in Canada with the establishment of other joint venture arrangements.  During 2002, the Company, along with various strategic co-investment partners, began acquiring operating and development properties located in Mexico.  During 2006, the Company acquired interests in shopping center properties located in Puerto Rico through joint ventures in which the Company holds controlling ownership interests.  During 2007, the Company acquired an interest in four shopping center properties located in Chile through a joint venture in which the Company holds a non-controlling ownership interest. (See Notes 3 and 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

In addition, the Company continues to capitalize on its established expertise in retail real estate by establishing other ventures in which the Company owns a smaller equity interest and provides management, leasing and operational support for those properties.  The Company also provides preferred equity capital for real estate entrepreneurs and provides real estate capital and advisory services to both healthy and distressed retailers.  The Company also makes selective investments in secondary market opportunities where a security or other investment is, in management’s judgment, priced below the value of the underlying assets.

Investment and Operating Strategy

The Company's investment objective has been to increase cash flow, current income and, consequently, the value of its existing portfolio of properties and to seek continued growth through (i) the strategic re-tenanting, renovation and expansion of its existing centers and (ii) the selective acquisition of established income-producing real estate properties and properties requiring significant re-tenanting and redevelopment, primarily in neighborhood and community shopping centers in geographic regions in which the Company presently operates.  The Company has and will continue to consider investments in other real estate sectors and in geographic markets where it does not presently operate should suitable opportunities arise.

The Company's neighborhood and community shopping center properties are designed to attract local area customers and typically are anchored by a discount department store, a supermarket or a drugstore tenant offering day-to-day necessities rather than high-priced luxury items.  The Company may either purchase or lease income-producing properties in the future and may also participate with other entities in property ownership through partnerships, joint ventures or similar types of co-ownership.  Equity investments may be subject to existing mortgage financing and/or other indebtedness.  Financing or other indebtedness may be incurred simultaneously or subsequently in connection with such investments.  Any such financing or indebtedness would have priority over the Company’s equity interest in such property. The Company may make loans to joint ventures in which it may or may not participate.

In addition to property or equity ownership, the Company provides property management services for fees relating to the management, leasing, operation, supervision and maintenance of real estate properties.

While the Company has historically held its properties for long-term investment and accordingly has placed strong emphasis on its ongoing program of regular maintenance, periodic renovation and capital improvement, it is possible that properties in the portfolio may be sold, in whole or in part, as circumstances warrant, subject to REIT qualification rules.

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base.  As of December 31, 2007, the Company's single largest neighborhood and community shopping center accounted for only 1.7% of the Company's annualized base rental revenues and only 0.8% of the Company’s total shopping center GLA.  At December 31, 2007, the Company’s five largest tenants were The Home Depot, TJX Companies, Sears Holdings, Kohl’s and Wal-Mart, which represent approximately 3.2%, 2.8%, 2.3%, 2.0% and 1.9%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

In connection with the RMA, which became effective January 1, 2001, the Company has expanded its investment and operating strategy to include new real estate-related opportunities which the Company was precluded from previously in order to maintain its qualification as a REIT.  As such, the Company has established a merchant building business through its wholly owned taxable REIT subsidiaries, which make selective acquisitions of land parcels for the ground-up development primarily of neighborhood and community shopping centers and subsequent sale thereof upon completion.  Additionally, the Company has developed a business which specializes in providing capital, real estate advisory services and disposition services of real estate controlled by both healthy and distressed and/or bankrupt retailers.  These services may include assistance with inventory and fixture liquidation in connection with going-out-of-business sales.  The Company may participate with other entities in providing these advisory services through partnerships, joint ventures or other co-ownership arrangements. The Company, as a regular part of its investment strategy, will continue to actively seek investments for its taxable REIT subsidiaries.

The Company emphasizes equity real estate investments including preferred equity investments, but may, at its discretion, invest in mortgages, other real estate interests and other investments. The mortgages in which the Company may invest may be either first mortgages, junior mortgages or other mortgage-related securities.  The Company provides mortgage financing to retailers with significant real estate assets, in the form of leasehold interests or fee-owned properties, where the Company believes the underlying value of the real estate collateral is in excess of its loan balance.  In addition, the Company will acquire debt instruments at a discount in the secondary market where the Company believes the asset value of the enterprise is greater than the current value.

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

Capital Strategy and Resources

The Company intends to operate with and maintain a conservative capital structure with a level of debt to total market capitalization of approximately 50% or less.  As of December 31, 2007, the Company’s level of debt to total market capitalization was 30%.  In addition, the Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings.  It is management's intention that the Company continually have access to the capital resources necessary to expand and develop its business.  Accordingly, the Company may, from time-to-time, seek to obtain funds through additional common and preferred equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives in a manner consistent with its intention to operate with a conservative debt structure.

Since the completion of the Company's IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs.  Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $5.7 billion.  Proceeds from public capital market activities have been used for repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments, among other things.  The Company also has revolving credit facilities totaling approximately $1.8 billion available for general corporate purposes.  At December 31, 2007 the Company had approximately $282.2 million outstanding on the facilities.  In March 2006, the Company was added to the S & P 500 Index, an index containing the stock of 500 Large Cap companies, most of which are U.S. corporations.  For further discussion regarding capital strategy and resources, see Management’s Discussion and Analysis of Results of Operations and Financial Condition - Financing Activities.

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

Operating Practices

Nearly all operating functions, including leasing, legal, construction, data processing, maintenance, finance and accounting, are administered by the Company from its executive offices in New Hyde Park, New York and supported by the Company’s regional offices.  The Company believes it is critical to have a management presence in its principal areas of operation and accordingly, the Company maintains regional offices in various cities throughout the United States.  As of December 31, 2007, a total of 682 persons are employed at the Company's executive and regional offices.

The Company's regional offices are generally staffed by a regional business leader and the operating personnel necessary to both function as local representatives for leasing and promotional purposes, to complement the corporate office’s administrative and accounting efforts and to ensure that property inspection and maintenance objectives are achieved.  The regional offices are important in reducing the time necessary to respond to the needs of the Company's tenants.  Leasing and maintenance personnel from the corporate office also conduct regular inspections of each shopping center.

As of December 31, 2007, the Company also employs a total of 44 persons at several of its larger properties in order to more effectively administer its maintenance and security responsibilities.

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

In connection with the RMA, the Company’s taxable subsidiaries may participate in activities from which the Company was previously precluded, subject to certain limitations.  The primary activities of the Company’s taxable REIT subsidiaries during 2007 included, but were not limited to, (i) the ground-up development of shopping center properties and subsequent sale thereof upon completion (see Recent Developments - Ground-Up Development), (ii) real estate advisory and disposition services, including the Company’s investment in Albertson’s described below and (iii) acting as an agent or principal in connection with tax deferred exchange transactions.  The Company was subject to federal and state income taxes on the income from these activities.

Recent Developments

The following describes the Company’s significant transactions completed during the year ended December 31, 2007. (See Notes 3, 4 and 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

Operating Properties -

Acquisitions -

During 2007, the Company acquired, in separate transactions, 43 operating properties, comprising an aggregate 3.6 million square feet of GLA for an aggregate purchase price of approximately $1.0 billion, including the assumption of approximately $114.3 million of non-recourse mortgage debt encumbering nine of the properties.

Dispositions -

During 2007, the Company (i) disposed of six operating properties and completed partial sales of three operating properties, in separate transactions, for an aggregate sales price of approximately $40.0 million, which resulted in an aggregate net gain of approximately $6.4 million, after income tax of approximately $1.6 million, and (ii) transferred one operating property, which was acquired in the first quarter of 2007, to a joint venture in which the Company holds a 15% non-controlling ownership interest for an aggregate price of approximately $4.5 million, which represented the net book value.

Additionally, during 2007, two consolidated joint ventures in which the Company had preferred equity investments disposed of, in separate transactions, their respective properties for an aggregate sales price of approximately $66.5 million.  As a result of these capital transactions, the Company received approximately $22.1 million of profit participation, before minority interest of approximately $5.6 million.  This profit participation has been recorded as income from other real estate investments and is reflected in Income from discontinued operating properties in the Company’s Consolidated Statements of Income.

Redevelopments -

The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace.  During 2007, the Company substantially completed the redevelopment and re-tenanting of various operating properties.  The Company expended approximately $70.1 million in connection with these major redevelopments and re-tenanting projects during 2007. The Company is currently involved in redeveloping several other shopping centers in the existing portfolio.  The Company anticipates its capital commitment toward these and other redevelopment projects will be approximately $90.0 million to $110.0 million during 2008.

Ground-Up Development -

The Company is engaged in ground-up development projects which consist of (i) merchant building through the Company’s wholly-owned taxable REIT subsidiaries, which develop neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) U.S. ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Mexico for long-term investment (see Recent Developments - International Real Estate Investments and Note 3 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of December 31, 2007, the Company had in progress a total of 60 ground-up development projects including 27 merchant building projects, nine U.S. ground-up development projects, and 24 ground-up development projects located throughout Mexico.

Merchant Building -

As of December 31, 2007, the Company had in progress 27 merchant building projects located in 13 states.  During 2007, the Company expended approximately $269.6 million in connection with the purchase of land and construction costs related to these projects and those sold during 2007.  As part of the Company’s ongoing analysis of its merchant building projects, the Company has determined that for two of its projects, located in Jacksonville, FL and Anchorage, AK, the recoverable value will not exceed their estimated cost.  This is primarily due to adverse changes in local market conditions and the uncertainty of those conditions in the future.  As a result, the Company has recorded an aggregate pre-tax adjustment of property carrying value on these projects for the year ended December 31, 2007, of $8.5 million, representing the excess of the carrying values of the projects over their estimated fair values.

The Company anticipates its capital commitment toward its merchant building projects will be approximately $200.0 million to $250.0 million during 2008.  The proceeds from the sale of completed ground-up development projects during 2008, proceeds from construction loans and availability under the Company’s revolving lines of credit are expected to be sufficient to fund these anticipated capital requirements.

Acquisitions -

During 2007, the Company acquired six land parcels, in separate transactions, for an aggregate purchase price of approximately $69.8 million.  The estimated project costs for these newly acquired parcels are approximately $95.2 million with completion dates ranging from October 2008 to June 2010.

During 2007, the Company obtained individual construction loans on five merchant building projects and assumed one loan in connection with the acquisition of a merchant building project.  Additionally, the Company repaid construction loans on three merchant building projects. At December 31, 2007, total loan commitments on the Company’s 15 outstanding construction loans aggregated approximately $360.3 million of which approximately $245.9 million has been funded.  These loans have scheduled maturities ranging from one month to 33 months (excluding any extension options which may be available to the Company) and bear interest at rates ranging from 6.78% to 7.48% at December 31, 2007.

Dispositions -

During 2007, the Company sold, in separate transactions, (i) four of its recently completed merchant building projects, (ii) 26 out-parcels, (iii) 74.3 acres of undeveloped land and (iv) completed partial sales of two projects, for an aggregate total proceeds of approximately $310.5 million and received approximately $3.3 million of proceeds from completed earn-out requirements on previously sold projects.  These sales resulted in pre-tax gains of approximately $40.1 million.

U.S. Long-Term Investment Projects -

During 2007, the Company expended approximately $7.7 million in connection with the purchase of undeveloped land in Union, NJ, which will be developed into a 0.2 million square foot retail center and approximately $21.5 million in connection with the purchase of three redevelopment properties located in Bronx, NY, which will be redeveloped into mixed-use residential/retail centers aggregating 0.1 million square feet.

As of December 31, 2007, the Company had in progress a total of nine U.S. long-term investment projects. The Company anticipates its capital commitment toward these projects will be approximately $60.0 million to $80.0 million during 2008.  The proceeds from construction loans and availability under the Company’s revolving lines of credit are expected to be sufficient to fund these anticipated capital requirements.

Kimsouth -

During June 2006, Kimsouth, a consolidated taxable REIT subsidiary in which the Company holds a 92.5% controlling interest, contributed approximately $51.0 million to fund its 15% non-controlling interest in a newly formed joint venture with an investment group to acquire a portion of Albertson’s Inc.  To maximize investment returns, the investment group’s strategy with respect to this joint venture, includes refinancing, selling selected stores and enhancing operations at the remaining stores.  During 2007, this joint venture completed the disposition of certain operating stores and a refinancing of the remaining assets in the joint venture.  As a result of these transactions Kimsouth received cash distributions of approximately $148.6 million.  Kimsouth has a remaining capital commitment obligation to fund up to an additional $15.0 million for general purposes.  Due to this remaining capital commitment, $15.0 million is included in Other liabilities in the Company’s Consolidated Balance Sheets.

During 2007, Kimsouth’s income from the Albertson’s joint venture aggregated approximately $49.6 million, net of income tax.  This amount includes (i) an operating loss of approximately $15.1 million, net of an income tax benefit of approximately $10.1 million, (ii) distribution in excess of Kimsouth’s investment of approximately $10.4 million, net of income tax expense of approximately $6.9 million and (iii) an extraordinary gain of approximately $54.3 million, net of income tax expense of approximately $36.2 million, resulting from purchase price allocation adjustments.  Additionally, the Company reduced the valuation allowance that was applied against the Kimsouth net operating losses ("NOLs") resulting in an income tax benefit of approximately $31.2 million.  (See Notes 3 and 22 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

Additionally, during the year ended December 31, 2007, the Albertson’s joint venture acquired two operating properties for approximately $20.3 million, including the assumption of $18.5 million in non-recourse mortgage debt.

Investment and Advances in Real Estate Joint Ventures -

The Company has various institutional and non-institutional joint venture programs in which the Company has various non-controlling interests which are accounted for under the equity method of accounting.  (See Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

Acquisitions -

During 2007, the Company acquired, in separate transactions, 171 operating properties, through joint ventures in which the Company has various non-controlling interests for an aggregate purchase price of approximately $1.7 billion, including the assumption of approximately $867.1 million of non-recourse mortgage debt encumbering 158 of the properties and $177.5 million in proceeds from unsecured credit facilities obtained by two of the joint ventures.  The Company’s aggregate investment in these joint ventures was approximately $235.8 million.

Dispositions -

During 2007, joint ventures in which the Company has non-controlling interests disposed of, in separate transactions, (i) 44 properties for an aggregate sales price of approximately $1.3 billion resulting in an aggregate gain of approximately $145.0 million, of which the Company’s share was approximately $56.6 million and (ii) two vacant parcels of land for an aggregate sales price of $6.7 million, which represented their net book value.

Additionally, during 2007, joint ventures in which the Company has non-controlling interests transferred 17 operating properties for an aggregate sales price of approximately $825.2 million, including approximately $427.1 million of non-recourse mortgage debt, to newly formed joint ventures in which the Company holds 15% non-controlling ownership interests and manages.  As a result of these transactions, the Company recognized profit participation of approximately $3.7 million and deferred its share of the gain related to its remaining ownership interest in the properties.

Also, during 2007, joint ventures in which the Company has non-controlling interests sold six operating properties to the Company for a sales price of approximately $151.9 million including the assumption of $50.3 million in non-recourse mortgage debt.  The Company’s share of the gain related to these transactions has been deferred.

International Real Estate Investments -

Canadian Investments -

During 2007, the Company acquired, in separate transactions, two operating properties located in Canada, through newly formed joint ventures in which the Company has non-controlling interests. These properties were acquired for an aggregate purchase price of approximately CAD $23.0 million (approximately USD $21.2 million).  The Company’s aggregate investment in these joint ventures was approximately CAD $11.5 million (approximately USD $10.7 million).

During 2007, the Company provided, through five separate Canadian preferred equity investments, an aggregate of approximately CAD $28.0 million (approximately USD $27.6 million) to developers and owners of 17 real estate properties.

The Company generated equity in income from its unconsolidated Canadian investments in real estate joint ventures of approximately $22.5 million and $21.1 million during 2007 and 2006, respectively.  In addition, income from other unconsolidated Canadian real estate investments was approximately $35.1 million and $13.9 million during 2007 and 2006, respectively.

Mexican Investments -

During 2007, the Company acquired, in separate transactions, 18 operating properties located in various cities throughout Mexico, comprising an aggregate 0.8 million square feet of GLA for an aggregate purchase price of approximately 1.0 billion Mexican Pesos ("MXP") (approximately USD $90.4 million). (See Note 3 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

During 2007, the Company transferred in separate transactions, 50% of its 100% interest in seven projects located in Juarez, Tecamac, Mexicali, Cuaulta, Ciudad Del Carmen, Tijuana and Rosarito, Mexico to a joint venture partner for approximately $48.3 million, which approximated their carrying values.  As a result of these transactions, the Company has deconsolidated these entities and now accounts for its investments under the equity method of accounting.

During 2007, the Company acquired, in separate transactions, nine land parcels located in various cities throughout Mexico, for an aggregate purchase price of approximately MXP 1.1 billion (approximately USD $94.8 million).  Seven of these land parcels will be developed into retail centers aggregating approximately 2.8 million square feet of GLA with a total estimated aggregate project cost of approximately MXP 2.3 billion (approximately USD $210.2 million).

During 2007, the Company acquired, through a newly formed joint venture in which the Company has a controlling ownership interest, a 0.3 million square foot development project in Neuvo Vallarta, Mexico, for a purchase price of approximately MXP 119.5 million (approximately USD $11.0 million).  Total estimated project costs are approximately USD $28.3 million.

During 2007, the Company acquired, through a newly formed joint venture in which the Company has a non-controlling interest, a 0.1 million square foot development project in Mexico, for a purchase price of MXP 48.6 million (approximately USD $4.4 million).  Total estimated project costs are approximately USD $14.4 million.

During 2007, the Company acquired, in separate transactions, 21 operating properties located in various cities throughout Mexico, through joint ventures in which the Company has non-controlling interests. These properties were acquired for an aggregate purchase price of approximately MXP 1.4 billion (approximately USD $128.7 million).  The Company’s aggregate investment in these joint ventures was approximately MXP 701.5 million (approximately USD $64.4 million).

The Company recognized equity in income from its unconsolidated Mexican investments in real estate joint ventures of approximately $5.2 million and $11.8 million during 2007 and 2006, respectively.

The Company’s revenues from its consolidated Mexican subsidiaries aggregated approximately $8.5 million and $2.4 million during 2007 and 2006, respectively.

Chilean Investments -

During April 2007, the Company acquired four operating properties located in Santiago, Chile, through a newly formed joint venture in which the Company has a non-controlling interest. These properties were acquired for an aggregate purchase price of approximately 8.7 billion Chilean Pesos ("CLP") (approximately USD $16.5 million), including the assumption of CLP 5.9 billion (approximately USD $11.1 million) of non-recourse mortgage debt.  The Company’s aggregate investment in this joint venture is approximately CLP 1.6 billion (approximately USD $3.0 million).  The Company recognized equity in income from this investment of approximately $0.1 million during 2007.

Other Real Estate Investments -

Preferred Equity Capital -

The Company maintains a Preferred Equity program, which provides capital to developers and owners of real estate properties.  During 2007, the Company provided in separate transactions, an aggregate of approximately $103.6 million in investment capital to developers and owners of 61 real estate properties, including the Canadian investments described above.  As of December 31, 2007, the Company’s net investment under the Preferred Equity program was approximately $484.1 million relating to 258 properties. For the year ended December 31, 2007, the Company earned approximately $63.5 million, including $30.5 million of profit participation earned from 18 capital transactions from these investments.

Additionally, during July 2007, the Company invested approximately $81.7 million of preferred equity capital in a portfolio comprised of 403 net leased properties which are divided into 30 master leased pools with each pool leased to individual corporate operators.  These properties consist of a diverse array of free-standing restaurants, fast food restaurants, convenience and auto parts stores.  As of December 31, 2007 these properties were encumbered by third party loans aggregating approximately $433.0 million with interest rates ranging from 5.08% to 10.47% with a weighted average interest rate of 9.3% and maturities ranging from 1.4 years to 15.2 years.

Mortgages and Other Financing Receivables -

During 2007, the Company provided financing to six borrowers for an aggregate amount of up to approximately $96.9 million, of which $62.2 million was outstanding as of December 31, 2007.  As of December 31, 2007, the Company has 30 loans with total commitments of up to $185.0 million of which approximately $152.4 million has been funded. Availability under the Company’s revolving credit facilities are expected to be sufficient to fund these commitments. (See Note 9 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

Financing Transactions -

For discussion regarding financing transactions relating to the Company’s unsecured notes, credit facilities, non-recourse mortgage debt, construction loans and preferred stock issuance, see Management’s Discussion and Analysis of Results of Operations and Financial Condition - Financing Activities and Contractual Obligations and Other Commitments.  (See Notes 11, 12, 13 and 17 of the Notes to Consolidated Financial Statement included in this annual report on Form 10-K.)

Exchange Listings

The Company's common stock, Class F Depositary Shares and Class G Depositary Shares are traded on the NYSE under the trading symbols "KIM", "KIMprF" and “KIMprG”, respectively.

Item 1A. Risk Factors

We are subject to certain business risks including, among other factors, the following:

Loss of our tax status as a real estate investment trust could have significant adverse consequences to us and the value of our securities.

We have elected to be taxed as a REIT for federal income tax purposes under the Code.  We currently intend to operate so as to qualify as a REIT and believe that our current organization and method of operation complies with the rules and regulations promulgated under the federal income tax code to enable us to qualify as a REIT.

Qualification as a REIT involves the application of highly technical and complex federal income tax code provisions for which there are only limited judicial and administrative interpretations.  The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT.  New legislation, regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT, the federal income tax consequences of such qualification or the desirability of an investment in a REIT relative to other investments.  There can be no assurance that we have qualified or will continue to qualify as a REIT for tax purposes.

If we lose our REIT status, we will face serious tax consequences that will substantially reduce the funds available to pay dividends to stockholders. If we fail to qualify as a REIT:

•

we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;

•

we could be subject to the federal alternative minimum tax and possibly increased state and local taxes;

•

unless we were entitled to relief under statutory provisions, we could not elect to be subject to tax as a REIT for four taxable years following the year during which we were disqualified; and

•

we would not be required to make distributions to stockholders.

As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and could adversely affect the value of our securities.

Adverse market conditions and competition may impede our ability to generate sufficient income to pay expenses and maintain properties.

The economic performance and value of our properties is subject to all of the risks associated with owning and operating real estate including:

•

changes in the national, regional and local economic climate;

•

local conditions, including an oversupply of, or a reduction in demand for, space in properties like those that we own;

•

the attractiveness of our properties to tenants;

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

Downturns in the retailing industry likely will have a direct impact on our performance.

Our properties consist primarily of community and neighborhood shopping centers and other retail properties. Our performance therefore is linked to economic conditions in the market for retail space generally.  The market for retail space could in the future be adversely affected by:

•

weakness in the national, regional and local economies;

•

the adverse financial condition of some large retailing companies;

•

ongoing consolidation in the retail sector;

•

the excess amount of retail space in a number of markets; and

•

increasing consumer purchases through catalogues and the internet.

Failure by any anchor tenant with leases in multiple locations to make rental payments to us because of a deterioration of its financial condition or otherwise, could impact our performance.

Our performance depends on our ability to collect rent from tenants. At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition. As a result, our tenants may delay a number of lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close stores or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases and the loss of rental income attributable to the terminated leases.  In addition, lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases. In that event, we may be unable to re-lease the vacated space at attractive rents or at all.  The occurrence of any of the situations described above, particularly if it involves a substantial tenant with leases in multiple locations, could impact our performance.

We may be unable to collect balances due from tenants in bankruptcy.

A tenant that files for bankruptcy protection may not continue to pay us rent. A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar all efforts by us to collect pre-bankruptcy debts from the tenant or the lease guarantor, or their property, unless the bankruptcy court permits us to do so.  A tenant or lease guarantor bankruptcy could delay our efforts to collect past due balances under the relevant leases and could ultimately preclude collection of these sums. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages.  As a result, it is likely that we would recover substantially less than the full value of any unsecured claims it holds, if at all.

We may be unable to sell our real estate property investments when appropriate or on favorable terms.

Real estate property investments are illiquid and generally cannot be disposed of quickly. In addition, the federal tax code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies.  Therefore, we may not be able to vary its portfolio in response to economic or other conditions promptly or on favorable terms.

We may acquire or develop properties or acquire other real estate related companies and this may create risks.

We may acquire or develop properties or acquire other real estate related companies when we believe that an acquisition or development is consistent with our business strategies. We may not succeed in consummating desired acquisitions or in completing developments on time or within budget. We face competition in pursuing these acquisition or development opportunities that could increase our costs.  When we do pursue a project or acquisition, we may not succeed in leasing newly developed or acquired properties at rents sufficient to cover the costs of acquisition or development and operations.  Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention.  Acquisitions or developments in new markets or industries where we do not have the same level of market knowledge may result in poorer than anticipated performance.  We may also abandon acquisition or development opportunities that it has begun pursuing and consequently fail to recover expenses already incurred and have devoted management time to a matter not consummated.  Furthermore, our acquisitions of new properties or companies will expose us to the liabilities of those properties or companies, some of which we may not be aware at the time of acquisition.  In addition, development of our existing properties presents similar risks.

There is a lack of operating history with respect to our recent acquisitions and development of properties and we may not succeed in the integration or management of additional properties.

These properties may have characteristics or deficiencies currently unknown to us that affect their value or revenue potential.  It is also possible that the operating performance of these properties may decline under our management.  As we acquire additional properties, we will be subject to risks associated with managing new properties, including lease-up and tenant retention.  In addition, our ability to manage our growth effectively will require us to successfully integrate our new acquisitions into our existing management structure.  We may not succeed with this integration or effectively manage additional properties. Also, newly acquired properties may not perform as expected.

We do not have exclusive control over our joint venture and preferred equity investments, such that we are unable to ensure that our objectives will be pursued.

We have invested in some cases as a co-venturer or partner in properties instead of owning directly.  In these investments, we do not have exclusive control over the development, financing, leasing, management and other aspects of these investments. As a result, the co-venturer or partner might have interests or goals that are inconsistent with us, take action contrary to our interests or otherwise impede our objectives. The co-venturer or partner also might become insolvent or bankrupt.

We may not be able to recover our investments in our joint venture or preferred equity investments, which may result in losses to us.

Our joint venture and preferred equity investments generally own real estate properties for which the economic performance and value is subject to all the risks associated with owning and operating real estate as described above.

We have significant international operations that carry additional risks.

We invest in, and conduct operations outside the United States.  The risks we face in international business operations include, but are not limited to:

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

We may be unable to obtain financing through the debt and equities market, which may have a material adverse effect on our growth strategy, our results of operations, and our financial condition.

Market conditions may make it difficult to obtain financing, and we cannot assure you that we will be able to obtain additional debt or equity financing or that we will be able to obtain it on favorable terms. The inability to obtain financing could have negative effects on our business, such as:

•

We could have difficulty acquiring or developing properties, which could materially adversely affect our business strategy;

•

Our liquidity could be adversely affected;

•

We may be unable to repay or refinance our indebtedness;

•

We may need to make higher interest and principal payments or sell some of our assets on unfavorable terms to fund our indebtedness; and

•

We may need to issue additional capital stock, which could further dilute the ownership of our existing shareholders.

Financial covenants to which we are subject may restrict our operating and acquisition activities.

Our revolving credit facilities and the indentures under which our senior unsecured debt is issued contain certain financial and operating covenants, including, among other things, certain coverage ratios, as well as limitations on our ability to incur debt, make dividend payments, sell all or substantially all of our assets and engage in mergers and consolidations and certain acquisitions.  These covenants may restrict our ability to pursue certain business initiatives or certain acquisition transactions that might otherwise be advantageous.  In addition, failure to meet any of the financial covenants could cause an event of default under and/or accelerate some or all of our indebtedness, which would have a material adverse effect on us.

We may be subject to environmental regulations.

Under various federal, state, and local laws, ordinances and regulations, we may be considered an owner or operator of real property and may be responsible for paying for the disposal or treatment of hazardous or toxic substances released on or in our property, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property).  This liability may be imposed whether or not we knew about, or was responsible for, the presence of hazardous or toxic substances.

We face competition in leasing or developing properties.

We face competition in the acquisition, development, operation and sale of real property from others engaged in real estate investment.  Some of these competitors have greater financial resources than us.  This results in competition for the acquisition of properties for tenants who lease or consider leasing space in our existing and subsequently acquired properties and for other real estate investment opportunities.

Changes in market conditions could adversely affect the market price of our publicly traded securities.

As with other publicly traded securities, the market price of our publicly traded securities depends on various market conditions, which may change from time-to-time.  Among the market conditions that may affect the market price of our publicly traded securities are the following:

•

the extent of institutional investor interest in us;

•

the reputation of REITs generally and the reputation of REITs with portfolios similar to us;

•

the attractiveness of the securities of REITs in comparison to securities issued by other entities (including securities issued by other real estate companies);

•

our financial condition and performance;

•

the market’s perception of our growth potential and potential future cash dividends;

•

an increase in market interest rates, which may lead prospective investors to demand a higher distribution rate in relation to the price paid for our shares; and

•

general economic and financial market conditions.

We may not be able to recover our investments in marketable securities or mortgage receivables, which may result in losses to us.

Our investments in marketable securities are subject to specific risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer, which may result in losses to us.  Marketable securities are generally unsecured and may also be subordinated to other obligations of the issuer.  As a result, investments in marketable securities are subject to risks of:

•

limited liquidity in the secondary trading market;

•

substantial market price volatility resulting from changes in prevailing interest rates;

•

subordination to the prior claims of banks and other senior lenders to the issuer;

•

the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations; and

•

the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn.

These risks may adversely affect the value of outstanding marketable securities and the ability of the issuers to make distribution payments.

We invest in mortgage receivables.  Our investments in mortgage receivables normally are not insured or otherwise guaranteed by any institution or agency.  In the event of a default by a borrower it may be necessary for us to foreclose our mortgage or engage in costly negotiations.  Delays in liquidating defaulted mortgage loans and repossessing and selling the underlying properties could reduce our investment returns.  Furthermore, in the event of default, the actual value of the property securing the mortgage may decrease. A decline in real estate values will adversely affect the value of our loans and the value of the mortgages securing our loans.

Our mortgage receivables may be or become subordinated to mechanics' or materialmen's liens or property tax liens. In these instances we may need to protect a particular investment by making payments to maintain the current status of a prior lien or discharge it entirely.  In these cases, the total amount we recover may be less than our total investment, resulting in a loss. In the event of a major loan default or several loan defaults resulting in losses, our investments in mortgage receivables would be materially and adversely affected.

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

Real Estate Portfolio  As of December 31, 2007, the Company's real estate portfolio was comprised of interests in approximately 154.6 million square feet of GLA in 1,391 operating properties primarily consisting of neighborhood and community shopping centers, and 19 retail store leases located in 45 states, Canada, Mexico, Puerto Rico and Chile.  This 154.6 million square feet of GLA does not include 17 properties under development comprising 2.5 million square feet of GLA related to the Preferred Equity program, 30 property interest comprising 0.6 million square feet of GLA related to FNC Realty, 401 property interests comprising 2.3 million square feet of GLA related to a net lease portfolio, 55 property interest comprising 2.8 million square feet of GLA related to the NewKirk Portfolio and 20.5 million square feet of planned GLA for 60 ground-up development projects.  The Company’s portfolio includes interests ranging from 5% to 50% in 471 shopping center properties comprising approximately 72.4 million square feet of GLA relating to the Company’s investment management programs and other joint ventures.  Neighborhood and community shopping centers comprise the primary focus of the Company's current portfolio.  As of December 31, 2007, the Company’s total shopping center portfolio, representing 100% of total GLA of 124.0 million from 886 properties, was approximately 96.3% leased.

The Company's neighborhood and community shopping center properties, which are generally owned and operated through subsidiaries or joint ventures, had an average size of approximately 140,000 square feet as of December 31, 2007.  The Company generally retains its shopping centers for long-term investment and consequently pursues a program of regular physical maintenance together with major renovations and refurbishing to preserve and increase the value of its properties.  These projects usually include renovating existing facades, installing uniform signage, resurfacing parking lots and enhancing parking lot lighting.  During 2007, the Company capitalized approximately $9.1 million in connection with these property improvements and expensed to operations approximately $19.7 million.

The Company's neighborhood and community shopping centers are usually "anchored" by a national or regional discount department store, supermarket or drugstore.  As one of the original participants in the growth of the shopping center industry and one of the nation's largest owners and operators of shopping centers, the Company has established close relationships with a large number of major national and regional retailers.  Some of the major national and regional companies that are tenants in the Company's shopping center properties include The Home Depot, TJX Companies, Sears Holdings, Kohl’s, Wal-Mart, Best Buy, Linens N Things, Royal Ahold, Bed Bath and Beyond, and Costco.

A substantial portion of the Company's income consists of rent received under long-term leases.  Most of the leases provide for the payment of fixed-base rentals monthly in advance and for the payment by tenants of an allocable share of the real estate taxes, insurance, utilities and common area maintenance expenses incurred in operating the shopping centers.  Although many of the leases require the Company to make roof and structural repairs as needed, a number of tenant leases place that responsibility on the tenant, and the Company's standard small store lease provides for roof repairs to be reimbursed by the tenant as part of common area maintenance.  The Company's management places a strong emphasis on sound construction and safety at its properties.

Approximately 24.3% of the Company's leases also contain provisions requiring the payment of additional rent calculated as a percentage of tenants’ gross sales above predetermined thresholds.  Percentage rents accounted for less than 1% of the Company's revenues from rental property for the year ended December 31, 2007.

Minimum base rental revenues and operating expense reimbursements accounted for approximately 99% of the Company's total revenues from rental property for the year ended December 31, 2007.  The Company's management believes that the base rent per leased square foot for many of the Company's existing leases is generally lower than the prevailing market-rate base rents in the geographic regions where the Company operates, reflecting the potential for future growth.

For the period January 1, 2007 to December 31, 2007, the Company increased the average base rent per leased square foot in its consolidated portfolio of neighborhood and community shopping centers from $9.86 to $10.30, an increase of $0.44.  This increase primarily consists of (i) a $0.25 increase relating to acquisitions, (ii) a $0.07 increase relating to dispositions or the transfer of properties to various joint venture entities and (iii) a $0.12 increase relating to new leases signed net of leases vacated and rent step-ups within the portfolio.  As of December 31, 2007, the Company’s consolidated portfolio was 95.9% leased.

The Company seeks to reduce its operating and leasing risks through geographic and tenant diversity.  No single neighborhood and community shopping center accounted for more than 0.8% of the Company's total shopping center GLA or more than 1.7% of total annualized base rental revenues as of December 31, 2007. The Company’s five largest tenants at December 31, 2007, were The Home Depot, TJX Companies, Sears Holdings, Kohl’s and Wal-Mart, which represent approximately 3.2%, 2.8%, 2.3%, 2.0% and 1.9%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.  The Company maintains an active leasing and capital improvement program that, combined with the high quality of the locations, has made, in management's opinion, the Company's properties attractive to tenants.

The Company's management believes its experience in the real estate industry and its relationships with numerous national and regional tenants gives it an advantage in an industry where ownership is fragmented among a large number of property owners.

Retail Store Leases  In addition to neighborhood and community shopping centers, as of December 31, 2007, the Company had interests in retail store leases totaling approximately 1.8 million square feet of anchor stores in 19 neighborhood and community shopping centers located in 13 states.  As of December 31, 2007, approximately 97.4% of the space in these anchor stores had been sublet to retailers that lease the stores under net lease agreements providing for average annualized base rental payments of $4.09 per square foot. The average annualized base rental payments under the Company’s retail store leases to the landowners of such subleased stores are approximately $2.54 per square foot.  The average remaining primary term of the retail store leases (and, similarly, the remaining primary term of the sublease agreements with the tenants currently leasing such space) is approximately two years, excluding options to renew the leases for terms which generally range from five years to 20 years.  The Company’s investment in retail store leases is included in the caption Other real estate investments on the Company’s Consolidated Balance Sheets.

Ground-Leased Properties  The Company has interests in 79 shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company (or an affiliated joint venture) to construct and/or operate a shopping center.  The Company or the joint venture pays rent for the use of the land and generally is responsible for all costs and expenses associated with the building and improvements.  At the end of these long-term leases, unless extended, the land together with all improvements revert to the landowner.

Ground-Up Development Properties  The Company is engaged in ground-up development projects which consists of (i) merchant building through the Company’s wholly-owned taxable REIT subsidiaries, which develop neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) U.S. ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Mexico for long-term investment (see Recent Developments - International Real Estate Investments and Note 3 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).  The ground-up development projects generally have significant pre-leasing prior to the commencement of the construction.  As of December 31, 2007, the Company had in progress a total of 60 ground-up development projects including 27 merchant building projects, nine U.S. ground-up development projects and 24 ground-up development projects located throughout Mexico.

As of December 31, 2007, the Company had in progress 27 merchant building projects located in 13 states, which are expected to be sold upon completion.  These projects had significant pre-leasing prior to the commencement of construction.  As of December 31, 2007, the average annual base rent per leased square foot for the merchant building portfolio was $16.48 and the average annual base rent per leased square foot for new leases executed in 2007 was $18.19.

Undeveloped Land  The Company owns certain unimproved land tracts and parcels of land adjacent to certain of its existing shopping centers that are held for possible expansion. At times, should circumstances warrant, the Company may develop or dispose of these parcels.

The table on pages 21 through 33 sets forth more specific information with respect to each of the Company's property interests.

Item 3.  Legal Proceedings

The Company is not presently involved in any litigation nor, to its knowledge, is any litigation threatened against the Company or its subsidiaries that, in management's opinion, would result in any material adverse effect on the Company's ownership, management or operation of its properties taken as a whole, or which is not covered by the Company's liability insurance.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

ALABAMA
HOOVER	2000	FEE	11.5	115,347	100.0	WAL-MART	2025	2095
HOOVER (4)	2007	JOINT VENTURE	163.9	20,000	100.0
MOBILE (12)	1986	JOINT VENTURE	48.8	319,164	90.9	ACADEMY SPORTS & OUTDOORS	2021	2031	ROSS DRESS FOR LESS	2015	2035	MARSHALLS	2010	2017
ALASKA
ANCHORAGE (4)	2006	JOINT VENTURE	24.6	98,000	100.0	MICHAELS	2017	2037	BED BATH & BEYOND	2018	2038	OLD NAVY	2012	2018
KENAI	2003	JOINT VENTURE	14.7	146,759	100.0	HOME DEPOT	2018	2048
ARIZONA
GLENDALE	2007	FEE	16.5	96,337	98.0	MOR FURNITURE FOR LESS	2016		MICHAELS	2013	2018	ANNA'S LINENS	2015	2025
GLENDALE (7)	1998	JOINT VENTURE	40.5	333,388	98.9	COSTCO	2011	2046	FLOOR & DECOR	2015	2025	LEVITZ	2008
GLENDALE (9)	2004	FEE	6.4	70,428	100.0	SAFEWAY	2016	2046
MARANA	2003	FEE	18.2	191,008	100.0	LOWE'S HOME CENTER	2019	2069
MESA	1998	FEE	19.8	144,617	85.1	ROSS DRESS FOR LESS	2010	2015	CINE MANIA	2014	2019	BLACK ANGUS	2010	2015
MESA (4)	2005	GROUND LEASE (2078)/ JOINT VENTURE	6.1	1,004,000	100.0	WAL-MART	2027	2077	BASS PRO SHOPS	2027	2057	HOME DEPOT	2028	2058
MESA (9)	2004	FEE	29.4	307,375	84.4	SPORTS AUTHORITY	2016	2046	CIRCUIT CITY	2016	2036	MICHAELS	2010	2025
NORTH PHOENIX	1998	FEE	17.0	230,164	100.0	BURLINGTON COAT FACTORY	2013	2023	GUITAR CENTER	2017	2027	MICHAELS	2012	2022
PHOENIX	1998	JOINT VENTURE	1.6	16,410	100.0	CHAPMAN BMW	2016	2031
PHOENIX	1998	FEE	13.4	153,180	98.1	HOME DEPOT	2020	2050	JO-ANN FABRICS	2010	2025
PHOENIX (3)	1998	FEE	26.6	339,342	90.1	COSTCO	2011	2041	PHOENIX RANCH MARKET	2021	2041	FAMSA	2022	2032
PHOENIX	1997	FEE	17.5	131,621	97.0	SAFEWAY	2014	2039	TRADER JOE'S	2014	2029
PHOENIX (6)	2006	FEE	9.4	94,379	66.7	DOLLAR TREE	2012	2017
SURPRISE (4)	2004	JOINT VENTURE	94.4	-	-
SURPRISE (4)	2004	JOINT VENTURE	19.0	6,000	100.0
TUCSON	2003	JOINT VENTURE	17.8	190,174	100.0	LOWE'S HOME CENTER	2019	2069
CALIFORNIA
ALHAMBRA	1998	FEE	18.4	195,455	100.0	COSTCO	2027	2057	COSTCO	2027	2057	JO-ANN FABRICS	2009	2019
ANAHEIM	1995	FEE	1.0	15,396	100.0	NORTHGATE GONZALEZ MARKETS	2022	2032
ANAHEIM (6)	2006	FEE	36.1	347,350	92.5	MERVYN'S	2012	2022	GIGANTE	2023	2033	OFFICEMAX	2011	2026
ANAHEIM (6)	2006	FEE	19.1	184,613	93.9	RALPHS	2016	2046	RITE AID	2016	2025	DOLLAR STORE	2009	2014
ANAHEIM (6)	2006	FEE	8.5	105,085	97.2	STATER BROTHERS	2011	2026	CVS	2012	2022
ANGEL'S CAMP (6)	2006	FEE	5.1	77,967	96.1	SAVE MART	2022	2048	RITE AID	2011	2031
ANTELOPE (6)	2006	FEE	13.1	119,998	89.8	FOOD MAXX	2008	2022	GOODWILL INDUSTRIES	2014	2029
BAKERSFIELD (6)	2006	FEE	1.2	14,115	91.5
BELLFLOWER (6)	2006	GROUND LEASE (2032)	9.1	113,511	100.0	STATER BROTHERS	2012	2022	STAPLES	2012
CALSBAD (6)	2006	FEE	21.1	160,928	98.2	MARSHALLS	2013	2018	DOLLAR TREE	2013	2023	KIDS 'R' US	2018	2027
CARMICHAEL	1998	FEE	18.5	210,306	100.0	HOME DEPOT	2013	2022	SPORTS AUTHORITY	2009	2024	LONGS DRUGS	2013	2033
CHICO	2006	FEE	1.3	19,560	87.3
CHICO	2007	FEE	26.5	264,680	97.5	FOOD MAXX	2009	2024	ASHLEY FURNITURE HOMESTORE	2009	2019	BED, BATH & BEYOND	2014	2029
CHICO (8)	2007	JOINT VENTURE	7.3	69,812	100.0	RALEY'S	2024	2039
CHINO (6)	2006	FEE	33.0	341,577	93.3	LA CURACAO	2021	2041	ROSS DRESS FOR LESS	2013	2033	DD'S DISCOUNT	2016	2036
CHINO (6)	2006	FEE	13.1	168,264	100.0	DOLLAR TREE	2008	2023	PETSMART	2012	2027	RITE AID	2010	2020
CHINO HILLS	2005	FEE	7.3	73,352	91.3	STATER BROTHERS	2022	2052
CHINO HILLS (6)	2006	FEE	11.8	128,082	71.9
CHULA VISTA	1998	FEE	34.3	356,335	99.7	COSTCO	2029	2079	WAL-MART	2025	2086	NAVCARE	2009
COLMA (8)	2006	JOINT VENTURE	6.4	213,532	97.8	MARSHALLS	2012		NORDSTROM RACK	2017		BED BATH & BEYOND	2011	2026
CORONA	1998	FEE	47.6	487,048	96.6	COSTCO	2012	2042	HOME DEPOT	2010	2029	LEVITZ	2009	2029
CORONA	2007	FEE	12.3	148,815	97.0	VONS	2013	2038	PETSMART	2009	2034	ANNA'S LINENS	2012	2027
COVINA (7)	2000	GROUND LEASE (2054)/ JOINT VENTURE	26.0	269,433	90.8	HOME DEPOT	2009	2034	STAPLES	2011		PETSMART	2008	2028
CUPERTINO	2006	FEE	11.5	114,533	88.1	99 RANCH MARKET	2012	2027
DALY CITY (3)	2002	FEE	25.6	554,120	95.2	HOME DEPOT	2026	2056	BURLINGTON COAT FACTORY	2012	2022	SAFEWAY	2009	2024
DOWNEY (6)	2006	GROUND LEASE (2009)	9.8	114,722	100.0	A WORLD OF DECOR	2009
DUBLIN (6)	2006	FEE	12.4	154,728	100.0	ORCHARD SUPPLY HARDWARE	2011		MARSHALLS	2010	2025	ROSS DRESS FOR LESS	2013	2023
EL CAJON	2003	JOINT VENTURE	10.9	128,343	100.0	KOHL'S	2024	2053	MICHAELS	2015	2035
EL CAJON (9)	2004	FEE	10.4	98,474	98.3	RITE AID	2018	2043	ROSS DRESS FOR LESS	2014	2024	PETCO	2009	2014
ELK GROVE	2006	FEE	2.3	30,130	100.0
ELK GROVE	2006	FEE	0.8	7,880	100.0
ELK GROVE (6)	2006	FEE	8.1	120,970	100.0	BEL AIR MARKET	2025	2050	CARL'S JR.	2020	2034
ELK GROVE (6)	2006	FEE	5.0	34,015	90.2
ENCINITAS (6)	2006	FEE	9.1	119,738	84.7	ALBERTSONS	2011	2031
ESCONDIDO (6)	2006	FEE	23.1	231,157	98.3	LA FITNESS	2017		VONS	2009	2014	CVS	2009	2034
FAIR OAKS (6)	2006	FEE	9.6	98,625	92.3	RALEY'S	2011	2021
FOLSOM	2003	JOINT VENTURE	9.5	108,255	100.0	KOHL'S	2018	2048
FREMONT (6)	2007	JOINT VENTURE	51.7	504,666	96.0	SAFEWAY	2025	2050	BED BATH & BEYOND	2010	2025	MARSHALLS	2015	2030
FREMONT (6)	2006	FEE	11.9	131,239	99.1	ALBERTSONS	2013	2038	LONGS DRUGS	2011	2021	BALLY TOTAL FITNESS	2009	2029
FRESNO (6)	2006	FEE	9.9	102,581	91.4	SAVE MART	2014	2034	RITE AID	2014	2044
FRESNO (9)	2004	FEE	10.8	121,107	100.0	BED BATH & BEYOND	2010	2025	SPORTMART	2013	2023	ROSS DRESS FOR LESS	2011	2031
FULLERTON (6)	2006	GROUND LEASE (2042)	20.3	270,647	95.2	TOYS'R 'US/CHUCK E.CHEESE	2017	2042	AMC THEATRES	2012	2037
GARDENA (6)	2006	FEE	6.5	65,987	100.0	TAWA MARKET	2010	2020	RITE AID	2015	2035
GRANITE BAY (6)	2006	FEE	11.5	140,184	88.9	RALEY'S	2018	2033
GRASS VALLEY (6)	2006	FEE	30.0	217,519	95.0	RALEY'S	2018		JCPENNEY	2008	2033	COURTHOUSE ATHLETIC CLUB	2009	2014
HACIENDA HEIGHTS (6)	2006	FEE	12.1	135,012	90.3	ALBERTSONS	2016	2071	VIVO DANCE	2012
HAYWARD (6)	2006	FEE	8.1	80,911	100.0	99 CENTS ONLY STORES	2010	2025	BIG LOTS	2011	2021
HUNTINGTON BEACH (6)	2006	FEE	12.0	148,756	99.0	VONS	2016	2036	CVS	2015	2030
JACKSON	2007	FEE	9.2	67,665	100.0	RALEY'S	2024	2049
LA MIRADA	1998	FEE	31.2	261,782	100.0	TOYS "R" US	2012	2032	U.S. POSTAL SERVICE	2010	2020	MOVIES 7 DOLLAR THEATRE	2008	2018
LA VERNE (6)	2006	GROUND LEASE (2059)	20.1	227,575	98.8	TARGET	2009	2034	VONS	2010	2055
LAGUNA HILLS	2007	JOINT VENTURE	16.0	160,000	100.0	MACY'S	2014	2050
LINCOLN (8)	2007	JOINT VENTURE	13.1	119,559	98.8	SAFEWAY	2026	2066	LONGS DRUG STORES	2027	2057
LIVERMORE (6)	2006	FEE	8.1	104,363	96.2	ROSS DRESS FOR LESS	2009	2024	RICHARD CRAFTS	2008	2018	BIG 5 SPORTING GOODS	2012	2022
LOS ANGELES (6)	2006	GROUND LEASE (2070)	0.0	169,744	99.1	KMART	2012	2018	SUPERIOR MARKETS	2023	2038	CVS	2011	2016
LOS ANGELES (6)	2006	GROUND LEASE (2050)	14.6	165,195	95.3	RALPHS/FOOD 4 LESS	2011	2037	FACTORY 2-U	2011	2016	RITE AID	2010	2025
MANTECA	2006	FEE	1.1	19,455	94.4
MANTECA (6)	2006	FEE	7.2	96,393	96.6	PAK 'N' SAVE	2013		BIG 5 SPORTING GOODS	2018
MERCED	2006	FEE	1.6	27,350	81.4
MODESTO (6)	2006	FEE	17.9	214,772	96.7	GOTTSCHALKS	2013	2027	RALEY'S	2009	2024	GOTTSCHALKS	2012	2026
MONTEBELLO (7)	2000	JOINT VENTURE	25.4	251,489	99.4	SEARS	2012	2062	TOYS "R" US	2018	2043	AMC THEATRES	2012	2032
MORAGA (6)	2006	FEE	33.7	163,975	92.1	TJ MAXX	2011	2026	LONGS DRUGS	2010	2035	U.S. POSTAL SERVICE	2011	2031
MORGAN HILL	2003	JOINT VENTURE	8.1	103,362	100.0	HOME DEPOT	2024	2054
NAPA	2006	GROUND LEASE (2070)/ JOINT VENTURE	34.5	349,530	100.0	TARGET	2020	2040	HOME DEPOT	2018	2040	RALEY'S	2020	2045
NORTHRIDGE	2005	FEE	9.3	158,812	100.0	DSW SHOE WAREHOUSE	2016	2028	LINENS N THINGS	2013	2028	GELSON'S MARKET	2017	2027
NOVATO (6)	2003	FEE	11.3	133,862	97.8	SAFEWAY	2025	2060	RITE AID	2008	2023	BIG LOTS	2010	2020
OCEANSIDE (6)	2006	FEE	42.7	366,775	97.6	STEIN MART	2009	2024	ROSS DRESS FOR LESS	2009	2014	BARNES & NOBLE	2013	2028
OCEANSIDE (6)	2006	GROUND LEASE (2048)	9.5	92,378	87.1	TRADER JOE'S	2016	2026	LAMPS PLUS	2011
OCEANSIDE (6)	2006	FEE	10.2	88,363	92.2	VONS	2008		LONGS DRUGS	2013	2033
ORANGEVALE (6)	2006	FEE	17.3	160,811	96.4	ALBERTSONS	2024	2064	LONGS DRUGS	2022	2052	U.S. POSTAL SERVICE	2012
OXNARD (7)	1998	JOINT VENTURE	14.4	171,580	100.0	TARGET	2013		FOOD 4 LESS	2013		24 HOUR FITNESS	2010	2020
PACIFICA (11)	2004	JOINT VENTURE	13.6	168,871	96.3	SAFEWAY	2018	2038	ROSS DRESS FOR LESS	2010	2020	RITE AID	2021
PACIFICA (6)	2006	FEE	7.5	104,281	96.1	ALBERTSONS	2008	2032	RITE AID	2012	2042

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

PLEASANTON	2007	JOINT VENTURE	17.5	175,000	100.0	MACY'S	2012	2040
PORTERVILLE (6)	2006	FEE	8.1	81,010	93.2	SAVE MART	2010	2030	COUNTY OF TULARE	2025	2045
POWAY	2005	FEE	8.3	121,977	93.5	STEIN MART	2013	2028	HOME GOODS	2014	2034	OFFICE DEPOT	2013	2028
RANCHO CUCAMONGA (6)	2006	GROUND LEASE (2042)	17.1	308,846	96.7	FOOD 4 LESS	2014	2034	SPORTS CHALET	2010	2020	AMIGO'S FLOORING MONSTER	2015	2040
RANCHO CUCAMONGA (6)	2006	FEE	5.2	56,019	100.0	CVS	2011	2026
RANCHO MIRAGE (6)	2006	FEE	16.9	165,156	89.7	VONS	2010	2039	LONGS DRUGS	2010	2029
RED BLUFF	2006	FEE	4.6	23,200	100.0
REDDING	2006	FEE	1.8	21,876	89.0
REDWOOD CITY (9)	2004	FEE	6.4	49,429	100.0	ORCHARD SUPPLY HARDWARE	2009	2029
RIVERSIDE	2007	FEE	5.0	86,108	100.0	BURLINGTON COAT FACTORY	2009	2028
ROSEVILLE (8)	2007	JOINT VENTURE	9.0	81,171	100.0	SAFEWAY	2030	2060
ROSEVILLE (9)	2004	FEE	20.3	188,493	99.3	SPORTS AUTHORITY	2016	2031	LINENS N THINGS	2012	2027	ROSS DRESS FOR LESS	2013	2028
SACRAMENTO (6)	2006	FEE	23.1	189,043	96.5	SD MART	2014	2024	SEAFOOD CITY	2018	2033	BIG 5 SPORTING GOODS	2012	2022
SACRAMENTO (6)	2006	FEE	13.2	120,893	91.5	UNITED ARTISTS THEATRE	2016	2028	24 HOUR FITNESS	2012	2027
SAN DIEGO	2007	JOINT VENTURE	22.6	225,919	100.0	NORDSTROM	2017	2037
SAN DIEGO	2007	FEE	13.4	49,080	100.0
SAN DIEGO (6)	2006	GROUND LEASE (2023)	16.4	210,621	100.0	CIRCUIT CITY	2010	2020	TJ MAXX	2010	2015	CVS	2013	2023
SAN DIEGO (7)	2000	JOINT VENTURE	11.2	117,410	100.0	ALBERTSONS	2012		SPORTMART	2013
SAN DIEGO (8)	2007	JOINT VENTURE	5.9	59,414	98.4
SAN DIEGO (8)	2007	JOINT VENTURE	12.8	57,406	100.0
SAN DIEGO (9)	2004	FEE	42.1	411,375	100.0	COSTCO	2014	2044	PRICE SELF STORAGE	2035		CHARLOTTE RUSSE	2009	2019
SAN DIEGO (9)	2004	FEE	5.9	35,000	100.0	CLAIM JUMPER	2013	2023
SAN DIMAS (6)	2006	FEE	13.4	154,020	98.7	OFFICEMAX	2011	2026	ROSS DRESS FOR LESS	2013	2023	PETCO	2012	2027
SAN JOSE (6)	2006	FEE	16.8	183,180	97.3	WAL-MART	2011	2041	WALGREENS	2030
SAN LEANDRO (6)	2006	FEE	6.2	95,255	100.0	ROSS DRESS FOR LESS	2018		MICHAELS	2008	2013
SAN LUIS OBISPO	2005	FEE	17.6	174,428	96.3	VON'S	2017	2042	MICHAELS	2008	2028	CVS	2017	2047
SAN RAMON (7)	1999	JOINT VENTURE	5.3	41,913	100.0	PETCO	2012	2022
SANTA ANA	1998	FEE	12.0	134,400	100.0	HOME DEPOT	2015	2035
SANTA CLARITA (6)	2006	FEE	14.1	96,662	84.2	ALBERTSONS	2012	2042
SANTA ROSA	2005	FEE	3.6	41,565	97.0	ACE HARDWARE	2009	2019
SANTEE	2003	JOINT VENTURE	44.5	311,439	99.2	24 HOUR FITNESS	2017		BED BATH & BEYOND	2012	2017	TJ MAXX	2012	2027
SIGNAL HILL (9)	2004	FEE	15.0	181,250	97.3	HOME DEPOT	2014	2034	PETSMART	2009	2024
STOCKTON	1999	FEE	14.6	152,919	87.2	SUPER UNITED FURNITURE	2009	2019	COSTCO	2013	2033
TEMECULA (6)	2006	FEE	17.9	139,130	98.6	ALBERTSONS	2015	2035	LONGS DRUGS	2016	2041
TEMECULA (7)	1999	JOINT VENTURE	40.0	342,336	97.4	KMART	2017	2032	FOOD 4 LESS	2010	2030	TRISTONE THEATRES	2013	2018
TEMECULA (9)	2004	FEE	47.4	345,113	99.4	WAL-MART	2028	2058	KOHL'S	2023	2043	ROSS DRESS FOR LESS	2014	2034
TORRANCE (6)	2007	JOINT VENTURE	6.8	67,504	89.2	ACE HARDWARE	2013	2023	COOKIN' STUFF	2012
TORRANCE (7)	2000	JOINT VENTURE	26.7	266,847	100.0	HL TORRANCE	2011	2021	LINENS N THINGS	2010	2020	MARSHALLS	2009	2019
TRUCKEE	2006	FEE	3.2	26,553	88.8
TRUCKEE (8)	2007	GROUND LEASE (2016)/ JOINT VENTURE	4.9	41,149	97.1
TULARE (6)	2006	FEE	6.9	119,412	87.7	SAVE MART	2011	2031	RITE AID	2011	2041	DOLLAR TREE	2013
TURLOCK (6)	2006	FEE	10.1	111,612	100.0	RALEY'S	2018	2033	OUCHINA BUFFET	2014	2024
TUSTIN	2007	JOINT VENTURE	68.6	685,983	98.8	AMC THEATERS	2039		WHOLE FOODS MARKET	2027		TJ MAXX	2017
TUSTIN	2003	JOINT VENTURE	9.1	108,413	100.0	KMART	2018	2048
TUSTIN (6)	2006	FEE	15.7	209,996	98.0	VONS	2021	2041	RITE AID	2009	2029	KRAGEN AUTO PARTS	2011	2016
TUSTIN (6)	2006	FEE	12.9	138,348	98.0	RALPHS	2013	2023	LONGS DRUGS	2022	2032	MICHAELS	2013
UKIAH (6)	2006	FEE	11.1	110,565	100.0	RALEY'S	2016	2031
UPLAND (6)	2006	FEE	22.5	271,867	97.2	HOME DEPOT	2009	2029	PAVILIONS	2008	2043	STAPLES	2008	2028
VALENCIA (6)	2006	FEE	13.6	143,333	98.2	RALPHS	2023	2053	LONGS DRUGS	2008	2023
VALLEJO (6)	2006	FEE	14.2	150,766	97.1	RALEY'S	2017	2032	24 HOUR FITNESS	2008	2013	AARON RENTS	2013	2023
VALLEJO (6)	2006	FEE	6.8	66,000	100.0	SAFEWAY	2015	2045
VISALIA	2007	JOINT VENTURE	13.7	137,426	100.0	REGAL SEQUOIA MALL 12	2016		MARSHALLS	2010		BED BATH & BEYOND	2011
VISALIA (6)	2006	FEE	4.2	46,460	96.2	CHUCK E CHEESE	2008	2013
VISTA (6)	2006	FEE	12.0	136,672	90.4	ALBERTSONS	2011	2016	CVS	2010	2025
WALNUT CREEK (6)	2006	FEE	3.2	114,733	100.0	CENTURY THEATRES	2023	2053	COST PLUS	2014	2024
WESTMINSTER (6)	2006	FEE	16.4	208,660	97.6	PAVILIONS	2017	2047	NEW WORLD AUDIO/VIDEO	2013
WINDSOR (6)	2006	GROUND LEASE (2054)	13.1	127,047	97.1	SAFEWAY	2014	2054	LONGS DRUGS	2018	2048
WINDSOR (6)	2006	FEE	9.8	107,769	98.7	RALEY'S	2012	2027	21ST CENTURY HEALTH CLUB	2008	2017
YREKA (6)	2006	FEE	14.0	127,148	98.9	RALEY'S	2014	2029	JCPENNEY	2011		DOLLAR TREE	2013
COLORADO
AURORA	1998	FEE	13.8	154,536	80.8	ROSS DRESS FOR LESS	2017	2037	TJ MAXX	2012		SPACE AGE FEDERAL	2016	2026
AURORA	1998	FEE	9.9	44,174	89.2
AURORA	1998	FEE	13.9	152,282	85.7	ALBERTSONS	2011	2051	DOLLAR TREE	2012	2027	CROWN LIQUORS	2015
COLORADO SPRINGS	1998	FEE	10.7	107,310	76.0	RANCHO LIBORIO	2017	2042
DENVER	1998	FEE	1.5	18,405	100.0	SAVE-A-LOT	2012	2027
ENGLEWOOD	1998	FEE	6.5	80,330	93.5	HOBBY LOBBY	2013	2023	OLD COUNTRY BUFFET	2009	2019
FORT COLLINS	2000	FEE	11.6	115,862	100.0	KOHL'S	2020	2070	GUITAR CENTER	2017	2027
GREELEY (13)	2005	JOINT VENTURE	14.4	138,818	100.0	BED BATH & BEYOND	2016	2036	MICHAELS	2015	2035	CIRCUIT CITY	2016	2031
GREENWOOD VILLAGE	2003	JOINT VENTURE	21.0	196,726	100.0	HOME DEPOT	2019	2069
LAKEWOOD	1998	FEE	7.6	82,581	88.7	SAFEWAY	2012	2032
PUEBLO	2006	JOINT VENTURE	3.3	-	-
CONNECTICUT
BRANFORD (7)	2000	JOINT VENTURE	19.1	190,738	98.6	KOHL'S	2012	2022	SUPER FOODMART	2016	2038
DERBY (3)	2005	JOINT VENTURE	20.7	144,532	100.0
ENFIELD (7)	2000	JOINT VENTURE	14.9	148,517	100.0	KOHL'S	2021	2041	BEST BUY	2016	2031
FARMINGTON	1998	FEE	16.9	184,572	100.0	SPORTS AUTHORITY	2018	2063	LINENS N THINGS	2016	2036	BORDERS BOOKS	2018	2063
HAMDEN	1967	JOINT VENTURE	31.7	376,616	100.0	WAL-MART	2019	2039	BON-TON	2012		BOB'S STORES	2016	2036
NORTH HAVEN	1998	FEE	31.7	331,919	100.0	HOME DEPOT	2009	2029	BJ'S	2011	2041	XPECT DISCOUNT	2008	2013
WATERBURY	1993	FEE	13.1	137,943	100.0	RAYMOUR & FLANIGAN FURNITURE	2017	2037	STOP & SHOP	2013	2043
DELAWARE
ELSMERE	1979	GROUND LEASE (2076)	17.1	112,610	100.0	VALUE CITY	2008	2038
WILMINGTON (11)	2004	GROUND LEASE (2052)/ JOINT VENTURE	25.9	165,805	100.0	SHOPRITE	2014	2044	SPORTS AUTHORITY	2008	2023	RAYMOUR & FLANIGAN	2019	2044
FLORIDA
ALTAMONTE SPRINGS	1995	FEE	5.6	94,193	100.0	ORIENTAL MARKET	2012	2022	THOMASVILLE HOME	2011	2021	PEARL ARTS N CRAFTS	2008	2018
ALTAMONTE SPRINGS	1998	FEE	19.4	233,817	100.0	BAER'S FURNITURE	2024	2034	LEATHER GALLERIES	2009	2014	DSW SHOE WAREHOUSE	2012	2032
BOCA RATON	1967	FEE	9.9	73,549	97.5	WINN DIXIE	2008	2033
BONITA SPRINGS (8)	2006	JOINT VENTURE	7.9	79,676	94.3	PUBLIX	2022	2052
BOYNTON BEACH (7)	1999	JOINT VENTURE	18.0	194,028	100.0	BEALLS	2011	2056	ALBERTSONS	2015	2040
BRADENTON	1968	JOINT VENTURE	6.2	30,938	86.1	GRAND CHINA BUFFET	2009	2014
BRADENTON	1998	FEE	19.6	162,997	96.5	PUBLIX	2012	2032	TJ MAXX	2009	2019	JO-ANN FABRICS	2009	2024
BRANDON (7)	2001	JOINT VENTURE	29.7	143,785	100.0	BED BATH & BEYOND	2010	2020	ROSS DRESS FOR LESS	2010	2025	THOMASVILLE HOME	2010	2020
CAPE CORAL (8)	2006	JOINT VENTURE	12.5	125,110	98.5	PUBLIX	2022	2052	ROSS DRESS FOR LESS	2013	2033	STAPLES	2008	2033
CAPE CORAL (8)	2006	JOINT VENTURE	4.2	42,030	96.8
CLEARWATER	2005	FEE	20.7	207,071	95.2	HOME DEPOT	2023	2068	JO-ANN FABRICS	2014	2034	STAPLES	2014	2034
CORAL SPRINGS	1994	FEE	5.9	55,597	100.0	LINENS N THINGS	2012	2027
CORAL SPRINGS	1997	FEE	9.8	86,342	100.0	TJ MAXX	2012	2017	PARTY SUPERMARKET	2011	2016
CORAL WAY	1992	JOINT VENTURE	8.7	87,305	100.0	WINN DIXIE	2011	2036	STAPLES	2016	2031
CUTLER RIDGE	1998	JOINT VENTURE	3.8	37,640	100.0	POTAMKIN CHEVROLET	2015	2050

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

DELRAY BEACH (8)	2006	JOINT VENTURE	5.1	50,906	97.6	PUBLIX	2025	2055
EAST ORLANDO	1971	GROUND LEASE (2068)	11.6	131,981	98.1	SPORTS AUTHORITY	2010	2020	OFFICE DEPOT	2010	2025	C-TOWN	2013	2028
FERN PARK	1968	FEE	12.0	83,382	86.2	BOOKS-A-MILLION	2008	2016	OFFICEMAX	2008	2023
FORT LAUDERDALE (9)	2004	FEE	22.9	229,034	100.0	REGAL CINEMAS	2017	2057	OFFICE DEPOT	2011	2026	JUST FOR SPORTS	2017	2023
FORT MEYERS (8)	2006	JOINT VENTURE	7.4	74,286	90.7	PUBLIX	2023	2053
HIALEAH	1998	JOINT VENTURE	2.4	23,625	100.0	POTAMKIN CHEVROLET	2015	2050
HOLLYWOOD	2002	JOINT VENTURE	5.0	50,000	100.0	HOME GOODS	2010	2025	MICHAELS	2010	2030
HOLLYWOOD (9)	2004	FEE	98.9	871,723	98.6	HOME DEPOT	2019	2069	KMART	2019	2069	BJ'S	2019	2069
HOLLYWOOD (9)	2004	FEE	10.5	141,097	90.0	AZOPHARMA CONTRACT SERVICES	2011	2017	TRADER PUBLISHING COMPANY	2008		MANTECH SYSTEMS INT'L	2008	2013
HOMESTEAD	1972	GROUND LEASE (2093)/ JOINT VENTURE	21.4	209,214	100.0	PUBLIX	2014	2034	MARSHALLS	2011	2026	OFFICEMAX	2013	2028
JACKSONVILLE	2002	JOINT VENTURE	5.1	51,002	100.0	MICHAELS	2013	2033	HOME GOODS	2010	2020
JACKSONVILLE	1999	FEE	18.6	205,696	100.0	BURLINGTON COAT FACTORY	2013	2018	OFFICEMAX	2012	2032	TJ MAXX	2012	2017
JACKSONVILLE (4)	2005	JOINT VENTURE	149.2	111,000	100.0
JACKSONVILLE (8)	2006	JOINT VENTURE	7.3	72,840	88.5	PUBLIX	2053
JENSEN BEACH	1994	FEE	20.7	173,491	94.4	SERVICE MERCHANDISE	2010	2070	MARSHALLS	2010	2020	BEALLS	2008	2013
JENSEN BEACH (12)	2006	JOINT VENTURE	19.8	197,731	76.1	HOME DEPOT	2025	2030	HALLOWEEN EXPRESS	2008
KEY LARGO (7)	2000	JOINT VENTURE	21.5	207,332	96.9	KMART	2014	2064	PUBLIX	2009	2029	BEALLS OUTLET	2008	2011
KISSIMMEE	1996	FEE	18.4	90,840	81.2	OFFICEMAX	2012	2027	DOCKSIDE IMPORT	2008
LAKELAND	2001	FEE	22.9	196,635	97.2	STEIN MART	2011	2026	ROSS DRESS FOR LESS	2012		MARSHALLS	2011
LAKELAND	2006	FEE	9.0	86,022	100.0	SPORTS AUTHORITY	2011	2026	LAKELAND SQUARE 10 THEATRE	2010	2020	CHUCK E CHEESE	2016	2026
LARGO	1968	FEE	12.0	149,472	100.0	WAL-MART	2012	2027	ALDI	2018	2038
LARGO	1992	FEE	29.4	215,916	96.7	PUBLIX	2009	2029	AMC THEATRES	2011	2036	OFFICE DEPOT	2009	2019
LARGO	1993	FEE	6.6	56,668	41.0
LAUDERDALE LAKES	1968	JOINT VENTURE	10.0	115,341	98.2	SAVE-A-LOT	2012	2017	THINK THRIFT	2012	2017
LAUDERHILL	1978	FEE	18.1	181,416	90.5	STAPLES	2017	2037	BABIES R US	2009	2014	99CENT STUFF	2008	2018
LEESBURG	1969	GROUND LEASE (2017)	1.3	13,468	88.9
MARGATE	1993	FEE	34.1	233,193	100.0	PUBLIX	2008	2028	SAM ASH MUSIC	2011		OFFICE DEPOT	2010	2025
MELBOURNE	1968	GROUND LEASE (2071)	11.5	168,737	99.3	SUBMITTORDER CO	2010	2022	WALGREENS	2045		GOODWILL INDUSTRIES	2012
MELBOURNE	1998	FEE	13.2	144,439	95.9	JO-ANN FABRICS	2016	2031	BED BATH & BEYOND	2013	2028	MARSHALLS	2010
MERRITT ISLAND (8)	2006	JOINT VENTURE	6.0	60,103	100.0	PUBLIX	2023	2053
MIAMI	1968	FEE	8.2	104,908	100.0	HOME DEPOT	2029	2059	MILAM'S MARKET	2008		WALGREENS	2009
MIAMI	1962	JOINT VENTURE	14.0	79,273	89.9	BABIES R US	2011	2021	FIRESTONE TIRE	2008
MIAMI	1986	FEE	7.8	83,380	98.7	PUBLIX	2009	2029	WALGREENS	2018
MIAMI	1998	JOINT VENTURE	2.9	29,166	100.0	LEHMAN TOYOTA	2015	2050
MIAMI	1998	JOINT VENTURE	1.7	17,117	100.0	LEHMAN TOYOTA	2015	2050
MIAMI	1998	JOINT VENTURE	8.7	86,900	100.0	POTAMKIN CHEVROLET	2015	2050
MIAMI	2007	FEE	33.4	349,926	100.0	PUBLIX	2011	2031	LINENS 'N THINGS	2015	2030	OFFICE DEPOT	2010	2015
MIAMI	1995	FEE	5.4	63,604	100.0	PETCO	2016	2021	PARTY CITY	2012	2017
MIAMI (8)	2007	JOINT VENTURE	7.5	59,880	95.8	PUBLIX	2027	2062
MIAMI (8)	2006	JOINT VENTURE	6.4	63,595	100.0	PUBLIX	2023	2053
MIAMI (9)	2004	FEE	31.2	402,801	96.9	KMART	2012	2042	EL DORADO FURNITURE	2017	2032	SYMS	2011	2041
MIDDLEBURG (4)	2005	JOINT VENTURE	37.1	24,000	100.0
MILTON (4)	2007	JOINT VENTURE	2.3	-	-
MIRAMAR (4)	2005	JOINT VENTURE	36.7	44,000	100.0
MOUNT DORA	1997	FEE	12.4	120,430	100.0	KMART	2013	2063
NORTH LAUDERDALE (6)	2007	JOINT VENTURE	28.9	250,209	98.2	HOME DEPOT	2019	2049	CHANCELLOR ACADEMY	2011	2016	PUBLIX	2011	2031
NORTH MIAMI BEACH	1985	FEE	15.9	108,795	100.0	PUBLIX	2019	2039	WALGREENS	2058
OCALA (3)	1997	FEE	27.2	260,435	92.9	KMART	2011	2021	BEST BUY	2019	2034	SERVICE MERCHANDISE	2012	2032
ORANGE PARK	2003	JOINT VENTURE	5.0	50,299	100.0	BED BATH & BEYOND	2015	2025	MICHAELS	2010	2030
ORLANDO	1968	JOINT VENTURE	10.0	114,434	86.9	BALLY TOTAL FITNESS	2008	2018	HSN	2009		JO-ANN FABRICS	2008	2011
ORLANDO (3)	1968	GROUND LEASE (2047)/JOINT VENTURE	7.8	45,360	100.0	TACO BELL	2027	2047
ORLANDO	1994	FEE	28.0	204,930	100.0	OLD TIME POTTERY	2010	2020	SPORTS AUTHORITY	2011	2031	USA BABY	2013	2018
ORLANDO	1996	FEE	11.7	132,856	100.0	ROSS DRESS FOR LESS	2008	2028	BIG LOTS	2009	2014	OFFICEMAX	2014	2034
ORLANDO (7)	2000	JOINT VENTURE	18.0	179,065	100.0	KMART	2014	2064	PUBLIX	2012	2037
ORLANDO (9)	2004	FEE	14.0	154,356	93.9	MARSHALLS	2013	2028	OFF BROADWAY SHOES	2013	2023	GOLFSMITH GOLF CENTER	2014	2024
OVIEDO (8)	2006	JOINT VENTURE	7.8	78,179	94.3	PUBLIX	2020	2050
PENSACOLA (4)	2007	JOINT VENTURE	3.4	-	-
PLANTATION	1974	JOINT VENTURE	4.6	60,414	95.6	BREAD OF LIFE	2009	2019	WHOLE FOODS MARKET	2009	2019
POMPANO BEACH	1968	JOINT VENTURE	6.6	66,613	96.4	SAVE-A-LOT	2015	2030
POMPANO BEACH	2007	JOINT VENTURE	10.3	103,173	100.0	KMART	2012	2017
POMPANO BEACH (13)	2004	JOINT VENTURE	18.6	140,312	90.8	WINN DIXIE	2018	2043	CVS	2020	2040
PORT RICHEY (7)	1998	JOINT VENTURE	14.3	91,235	70.2	CIRCUIT CITY	2011	2031	STAPLES	2011	2026
RIVIERA BEACH	1968	JOINT VENTURE	5.1	46,390	92.2	FURNITURE KINGDOM	2009	2014	GOODWILL INDUSTRIES	2008
SANFORD	1989	FEE	40.9	195,688	96.6	ARBY'S	2027	2047	ROSS DRESS FOR LESS	2012	2032	OFFICE DEPOT	2009	2019
SARASOTA	1970	FEE	10.0	102,455	100.0	TJ MAXX	2012	2017	OFFICEMAX	2009	2024	DOLLAR TREE	2012	2032
SARASOTA	1989	FEE	12.0	129,700	96.6	SWEETBAY	2020	2040	ACE HARDWARE	2013	2023	ANTHONY'S LADIES WEAR	2012	2017
SARASOTA (8)	2006	JOINT VENTURE	6.5	65,320	91.7	PUBLIX	2063
ST. AUGUSTINE	2005	JOINT VENTURE	1.5	62,000	91.9	HOBBY LOBBY	2019	2032
ST. PETERSBURG	1968	GROUND LEASE (2084)/ JOINT VENTURE	9.0	118,574	100.0	KASH N' KARRY	2017	2037	TJ MAXX	2012	2014	DOLLAR TREE	2012	2022
TALLAHASSEE	1998	FEE	12.8	105,655	75.9	STEIN MART	2018	2033	SHOE STATION	2008	2012
TAMPA	1997/ 2004	FEE	23.9	205,634	100.0	AMERICAN SIGNATURE HOME	2019	2044	DSW SHOE WAREHOUSE	2018	2033	STAPLES	2013	2018
TAMPA	2004	FEE	22.4	186,676	100.0	LOWE'S HOME CENTER	2026	2066
TAMPA (13)	2007	JOINT VENTURE	10.0	100,200	94.9	PUBLIX	2011	2026
TAMPA (7)	2001	JOINT VENTURE	73.0	340,460	94.3	BEST BUY	2016	2031	JO-ANN FABRICS	2016	2031	BED BATH & BEYOND	2015	2030
WEST PALM BEACH	1967/ 1984	JOINT VENTURE	8.0	81,073	100.0	WINN DIXIE	2010	2030
WEST PALM BEACH	1995	FEE	7.9	79,904	93.4	BABIES R US	2011	2021
WEST PALM BEACH (9)	2004	FEE	33.0	357,537	93.5	KMART	2018	2068	WINN DIXIE	2019	2049	LINENS N THINGS	2010	2025
WINTER HAVEN	1973	JOINT VENTURE	13.9	95,188	98.7	BIG LOTS	2010	2020	JO-ANN FABRICS	2011	2016	BUDDY'S HOME FURNISHINGS	2015	2025
YULEE (4)	2003	JOINT VENTURE	82.1	46,000	100.0
GEORGIA
ALPHARETTA	2007	FEE	13.1	130,515	96.6	KROGER	2020	2050
ATLANTA	2007	FEE	31.0	354,214	90.4	DAYS INN	2014	2034	KROGER	2021	2056	GOODYEAR TIRE	2010	2030
ATLANTA (13)	2007	JOINT VENTURE	10.1	175,835	100.0	MARSHALLS	2014	2034	BEST BUY	2014	2029	LINENS' N THINGS	2014	2024
AUGUSTA	1995	FEE	11.3	112,537	89.3	TJ MAXX	2010	2015	ROSS DRESS FOR LESS	2013	2033	RUGGED WEARHOUSE	2008	2018
AUGUSTA (7)	2001	JOINT VENTURE	52.6	531,815	99.4	ASHLEY FURNTIURE HOMESTORE	2009	2019	GOODY'S FAMILY CLOTHING	2014	2029	COMPUSA	2013	2028
DULUTH (8)	2006	JOINT VENTURE	7.8	78,025	100.0	WHOLE FOODS MARKET	2027	2057
SAVANNAH	1993	FEE	22.2	187,076	97.2	BED BATH & BEYOND	2013	2028	TJ MAXX	2010	2015	MARSHALLS	2013	2022
SAVANNAH (3)	1995	GROUND LEASE (2045)	8.5	80,378	87.4	STAPLES	2015	2030
SAVANNAH	2007	FEE	17.9	197,967	93.8	LINENS 'N THINGS	2016	2031	ROSS DRESS FOR LESS	2016	2036	COST PLUS	2016	2031
SNELLVILLE (7)	2001	JOINT VENTURE	35.6	311,033	93.9	KOHL'S	2022	2062	BELK	2015	2035	LINENS N THINGS	2015	2030
VALDOSTA	2004	JOINT VENTURE	17.5	175,396	100.0	LOWE'S HOME CENTER	2019	2069
HAWAII
KIHEI	2006	FEE	4.6	17,897	94.7
IDAHO
NAMPA (4)	2005	JOINT VENTURE	70.9	-	-
ILLINOIS
ALTON	1986	FEE	21.2	131,188	100.0	VALUE CITY	2008	2023
AURORA	1998	FEE	17.9	91,182	100.0	CERMAK PRODUCE AURORA	2022	2042

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

AURORA (8)	2005	JOINT VENTURE	34.7	361,984	72.5	BEST BUY	2011	2026	VALUE CITY FURNITURE	2009	2019	GOLFSMITH	2016	2031
BATAVIA (7)	2002	JOINT VENTURE	31.7	272,410	100.0	KOHL'S	2019	2049	HOBBY LOBBY	2009	2019	LINENS N THINGS	2014	2029
BELLEVILLE	1987	GROUND LEASE (2057)	20.3	100,160	100.0	KMART	2024	2054	WESTFIELD PLAZA ASSOCIATES	2008	2052
BLOOMINGTON	1972	FEE	16.1	188,250	100.0	SCHNUCK MARKETS	2014	2029	TOYS "R" US	2015	2045	BARNES & NOBLE	2010	2015
BLOOMINGTON	2003	JOINT VENTURE	11.0	73,951	100.0	JEWEL-OSCO	2014	2039
BRADLEY	1996	FEE	5.4	80,535	100.0	CARSON PIRIE SCOTT	2014	2034
CALUMET CITY	1997	FEE	17.0	159,647	98.1	MARSHALLS	2014	2029	BEST BUY	2012	2032	BED BATH & BEYOND	2014	2024
CHAMPAIGN	1999	FEE	9.0	112,000	63.1	HOBBY LOBBY	2017	2027
CHAMPAIGN (7)	2001	JOINT VENTURE	9.3	111,720	100.0	BEST BUY	2016	2031	DICK'S SPORTING GOODS	2016	2031	MICHAELS	2010	2025
CHICAGO	1997	GROUND LEASE (2040)	17.5	102,011	100.0	BURLINGTON COAT FACTORY	2020	2035	RAINBOW SHOPS	2011	2021	BEAUTY ONE	2010	2015
CHICAGO	1997	FEE	6.0	86,894	100.0	KMART	2024	2054
COUNTRYSIDE	1997	FEE	27.7	117,005	100.0	HOME DEPOT	2023	2053
CRESTWOOD	1997	GROUND LEASE (2051)	36.8	79,903	100.0	SEARS	2024	2051
CRYSTAL LAKE	1998	FEE	6.1	80,390	72.5	HOBBY LOBBY	2009	2019	DINOREX	2012	2022
DOWNERS GROVE	1998	GROUND LEASE (2062)	5.0	100,000	100.0	HOME DEPOT EXPO	2022	2062
DOWNERS GROVE	1999	FEE	24.8	144,770	98.2	DOMINICK'S	2009	2019	DOLLAR TREE	2013	2023	WALGREENS	2022
DOWNERS GROVE	1997	FEE	12.0	141,906	100.0	TJ MAXX	2009	2024	BEST BUY	2015	2030	BEST BUY	2012	2032
ELGIN	1972	FEE	18.7	186,432	100.0	ELGIN MALL	2013	2023	ELGIN FARMERS PRODUCTS	2010	2030	AARON SALES	2012	2022
FAIRVIEW HEIGHTS	1986	GROUND LEASE (2054)	19.1	192,073	100.0	KMART	2024	2054	OFFICEMAX	2015	2025	WALGREENS	2010	2029
FOREST PARK	1997	GROUND LEASE (2021)	9.3	98,371	100.0	KMART	2021
GENEVA	1996	FEE	8.2	110,188	100.0	GANDER MOUNTAIN	2013	2028
KILDEER (8)	2006	JOINT VENTURE	23.3	167,477	98.6	BED BATH & BEYOND	2012	2032	CIRCUIT CITY	2017	2042	OLD NAVY	2011	2016
MATTESON	1997	FEE	17.0	157,885	100.0	SPORTMART	2014	2029	MARSHALLS	2010	2025	LINENS N THINGS	2014	2029
MOUNT PROSPECT	1997	FEE	16.8	192,547	100.0	KOHL'S	2024	2054	HOBBY LOBBY	2016	2026	POOL-A-RAMA	2011	2018
MUNDELIEN	1991	FEE	7.6	89,692	100.0	BURLINGTON COAT FACTORY	2018	2033
NAPERVILLE	1997	FEE	9.0	102,327	100.0	BURLINGTON COAT FACTORY	2013	2033
NORRIDGE	1997	GROUND LEASE (2047)	11.7	116,914	100.0	KMART	2012	2047
OAK LAWN	1997	FEE	15.4	176,037	100.0	KMART	2024	2054	CHUCK E CHEESE	2016	2026
OAKBROOK TERRACE	1983/ 1997	GROUND LEASE (2049)	16.7	176,263	100.0	HOME DEPOT	2024	2044	LINENS N THINGS	2017	2032	LOYOLA MEDICAL CENTER	2011	2016
ORLAND PARK	1997	FEE	18.8	131,546	100.0	VALUE CITY	2015	2030
OTTAWA	1970	FEE	9.0	60,000	100.0	VALUE CITY	2012	2022
PEORIA	1997	GROUND LEASE (2031)	20.5	156,067	100.0	KMART	2009		MARSHALLS	2009	2024
ROCKFORD	2007	FEE	8.9	89,047	100.0	BEST BUY	2016	2031	LINENS N THINGS	2016	2031
ROLLING MEADOWS	2003	FEE	3.7	37,225	100.0	FAIR LANES ROLLING MEADOWS	2013
SCHAUMBURG	2003	JOINT VENTURE	63.0	628,294	98.8	GALYAN'S TRADING COMPANY	2013	2038	CARSON PIRIE SCOTT	2021	2071	LOEWS THEATRES	2019	2039
SCHAUMBURG	1998	JOINT VENTURE	7.3	-	-
SKOKIE	1997	FEE	5.8	58,455	100.0	MARSHALLS	2010	2025	OLD NAVY	2010	2015
STREAMWOOD	1999	FEE	5.6	81,000	100.0	VALUE CITY	2015	2030
WAUKEGAN	1998	FEE	6.8	90,555	100.0	PICK N SAVE	2009	2029
WOODRIDGE	1998	FEE	13.1	161,272	94.1	WOODGROVE THEATERS, INC	2012	2022	KOHL'S	2010	2030	MCSPORTS	2008
INDIANA
EVANSVILLE	1986	FEE	14.2	192,933	82.8	BURLINGTON COAT FACTORY	2012	2027	OFFICEMAX	2012	2027	FAMOUS FOOTWEAR	2010	2025
GREENWOOD	1970	FEE	25.7	168,577	96.8	BABY SUPERSTORE	2011	2021	TOYS "R" US	2011	2056	TJ MAXX	2010	2015
GRIFFITH	1997	FEE	10.6	114,684	100.0	KMART	2024	2054
INDIANAPOLIS	1963	JOINT VENTURE	17.4	165,255	100.0	KROGER	2026	2066	AJ WRIGHT	2012	2027	CVS	2021	2031
LAFAYETTE	1971	FEE	12.4	90,500	100.0	KROGER	2026	2056
LAFAYETTE	1997	FEE	24.3	238,288	84.0	HOME DEPOT	2026	2056	JO-ANN FABRICS	2010	2020	SMITH OFFICE EQUIPMENT	2008
LAFAYETTE	1998	FEE	43.2	214,876	85.2	SPECIALTY RETAIL CONCEPTS, LLC	2008		PETSMART	2012	2032	STAPLES	2011	2026
MISHAWAKA	1998	FEE	7.5	82,100	-
SOUTH BEND (3)	1997	JOINT VENTURE	14.6	145,992	97.1	BED BATH & BEYOND	2015	2040	DSW SHOE WAREHOUSE	2020	2035	PETSMART	2015	2030
SOUTH BEND	1999	FEE	1.8	81,668	100.0	MENARD	2010	2030
IOWA
CLIVE	1996	FEE	8.8	90,000	100.0	KMART	2021	2051
COUNCIL BLUFFS (4)	2006	JOINT VENTURE	56.2	112,000	100.0
DAVENPORT	1997	GROUND LEASE (2028)	9.1	91,035	100.0	KMART	2024	2028
DES MOINES	1999	FEE	23.0	149,059	80.1	BEST BUY	2008	2023	OFFICEMAX	2013	2018	PETSMART	2017	2042
DUBUQUE	1997	GROUND LEASE (2019)	6.5	82,979	100.0	SHOPKO	2018	2019
SOUTHEAST DES MOINES	1996	FEE	9.6	111,847	100.0	HOME DEPOT	2020	2065
WATERLOO	1996	FEE	9.0	104,074	100.0	HOBBY LOBBY	2014	2024	TJ MAXX	2014	2024	SHOE CARNIVAL	2015	2025

EAST WICHITA (7)	1996	JOINT VENTURE	6.5	96,011	100.0	DICK'S SPORTING GOODS	2018	2033	GORDMANS	2012	2032
OVERLAND PARK	2006	FEE	14.5	120,164	100.0	HOME DEPOT	2010	2050
WEST WICHITA (7)	1996	JOINT VENTURE	8.1	96,319	100.0	SHOPKO	2018	2038
WICHITA (7)	1998	JOINT VENTURE	13.5	133,771	100.0	BEST BUY	2010	2025	TJ MAXX	2010	2020	MICHAELS	2010	2025
KENTUCKY
BELLEVUE	1976	FEE	6.0	53,695	100.0	KROGER	2010	2035
FLORENCE (11)	2004	JOINT VENTURE	8.2	99,578	95.0	DICK'S SPORTING GOODS	2018	2033	LINENS N THINGS	2018	2033	MCSWAIN CARPETS	2012	2017
HINKLEVILLE	1998	GROUND LEASE (2039)	2.0	85,229	-	K'S MERCHANDISE	2014	2039
LEXINGTON	1993	FEE	35.8	235,143	90.6	BEST BUY	2009	2024	BED BATH & BEYOND	2013	2038	TOYS "R" US	2013	2038
LOUISIANA
BATON ROUGE	1997	FEE	18.6	349,907	96.7	BURLINGTON COAT FACTORY	2009	2024	STEIN MART	2011	2016	K&G MEN'S COMPANY	2017	2032
BATON ROUGE	2005	JOINT VENTURE	9.4	67,755	90.5	WAL-MART	2024	2034
HARVEY	2003	JOINT VENTURE	17.4	181,660	100.0	BEST BUY	2017	2032	LINENS N THINGS	2012	2032	BARNES & NOBLE	2012	2022
HOUMA	1999	FEE	10.1	98,586	100.0	OLD NAVY	2009	2014	OFFICEMAX	2013	2028	MICHAELS	2009	2019
LAFAYETTE	1997	FEE	21.9	244,733	98.9	STEIN MART	2010	2020	LINENS N THINGS	2009	2024	TJ MAXX	2009	2019
MAINE
BANGOR	2001	FEE	8.6	86,422	100.0	BURLINGTON COAT FACTORY	2012	2032
S. PORTLAND	2007	FEE	12.5	98,401	95.7	DSW SHOE WAREHOUSE	2012	2027	DOLLAR TREE	2015	2025	GUITAR CENTER	2016	2026
MARYLAND
BALTIMORE (10)	2007	JOINT VENTURE	18.4	152,834	100.0	KMART	2010	2055	SALVO AUTO PARTS	2009	2019
BALTIMORE (10)	2007	JOINT VENTURE	10.6	112,722	100.0	SAFEWAY	2016	2046	RITE AID	2011	2026	DOLLAR TREE	2013	2028
BALTIMORE (10)	2007	JOINT VENTURE	7.3	77,287	100.0	SUPER FRESH	2021	2061
BALTIMORE (11) (3)	2004	JOINT VENTURE	7.6	79,815	100.0	GIANT FOOD	2016	2031
BALTIMORE (12)	2005	JOINT VENTURE	10.7	90,830	98.2	GIANT FOOD	2011	2036
BALTIMORE (13)	2004	JOINT VENTURE	7.5	90,903	98.9	GIANT FOOD	2026	2051
BALTIMORE (8)	2005	JOINT VENTURE	5.8	49,629	96.8	CORT FURNITURE RENTAL	2012	2022
BEL AIR (13)	2004	FEE	19.7	115,927	100.0	SAFEWAY	2030	2060	CVS	2021	2041
CLARKSVILLE (10)	2007	JOINT VENTURE	15.2	105,907	100.0	GIANT FOOD	2017	2027
CLINTON	2003	GROUND LEASE (2024)	2.6	2,544	100.0
CLINTON	2003	GROUND LEASE (2069)	2.6	-	-
COLUMBIA	2002	JOINT VENTURE	5.0	50,000	100.0	MICHAELS	2013	2033	HOME GOODS	2011	2021
COLUMBIA	2002	FEE	7.3	32,075	100.0
COLUMBIA	2002	FEE	2.5	23,835	100.0	DAVID'S NATURAL MARKET	2014	2019
COLUMBIA (10)	2007	JOINT VENTURE	12.2	41,494	98.2
COLUMBIA (13)	2005	JOINT VENTURE	0.7	6,780	100.0
COLUMBIA (8)	2006	JOINT VENTURE	12.3	91,165	100.0	SAFEWAY	2018	2043
COLUMBIA (8)	2006	JOINT VENTURE	16.4	100,803	94.0	GIANT FOOD	2012	2022
COLUMBIA (8)	2006	JOINT VENTURE	7.3	73,299	100.0	OLD NAVY	2013

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

EASTON (11)	2004	JOINT VENTURE	11.1	113,330	100.0	GIANT FOOD	2024	2054	FASHION BUG	2012
ELLICOTT CITY (11)	2004	JOINT VENTURE	31.8	143,548	99.0	SAFEWAY	2012	2042	PETCO	2011	2021
ELLICOTT CITY (6)	2007	JOINT VENTURE	42.5	433,467	100.0	TARGET	2016	2046	KOHL'S	2018	2038	SAFEWAY	2016	2046
ELLICOTT CITY (8)	2006	JOINT VENTURE	15.5	86,456	99.1	GIANT FOOD	2009	2019
GAITHERSBURG	1989	FEE	8.7	88,277	100.0	GREAT BEGINNINGS FURNITURE	2011	2021	FURNITURE 4 LESS	2010
GAITHERSBURG (6)	2007	JOINT VENTURE	6.6	71,329	100.0	RUGGED WEARHOUSE	2013	2018	HANCOCK FABRICS	2011	2016	OLD COUNTRY BUFFET	2011	2021
GLEN BURNIE (13)	2004	JOINT VENTURE	21.9	249,746	100.0	LOWE'S HOME CENTER	2019	2059	GIANT FOOD	2015	2025
HAGERSTOWN	1973	FEE	10.5	116,985	100.0	ZEYNA FURNITURE	2018	2028	SUPER SHOE	2011	2016	ALDI	2016	2031
HUNT VALLEY	2003	FEE	9.1	94,653	98.7	GIANT FOOD	2013	2033
LAUREL	1964	FEE	8.1	75,924	100.0	VILLAGE THRIFT STORE	2010		DOLLAR TREE	2010	2015	OLD COUNTRY BUFFET	2009	2019
LAUREL	1972	FEE	10.0	81,550	100.0	ROOMSTORE	2009	2014
LINTHICUM	2003	FEE	0.6	1,926	100.0
LUTHERVILLE (12)	2004	JOINT VENTURE	1.7	-	-
NORTH EAST (10)	2007	JOINT VENTURE	17.5	80,190	100.0	FOOD LION	2018	2038
OWINGS MILLS (13)	2004	JOINT VENTURE	11.0	116,303	94.7	GIANT FOOD	2020	2045	MERRITT ATHLETIC CLUB	2010	2015
PASADENA	2003	GROUND LEASE (2030)	2.7	38,727	97.2
PERRY HALL	2003	FEE	15.7	173,975	87.5	BRUNSWICK (LEISERV)BOWLING	2010		RITE AID	2010	2035	ACE HARDWARE	2016	2031
PERRY HALL (11)	2004	JOINT VENTURE	8.2	65,059	100.0	SUPER FRESH	2022	2062
TIMONIUM (3)	2003	FEE	17.2	109,940	100.0	STAPLES	2020	2045
TIMONIUM (10)	2007	JOINT VENTURE	6.0	59,799	91.8	AMERICAN RADIOLOGY	2012	2027
TOWSON (11)	2004	JOINT VENTURE	8.7	84,280	100.0	LINENS N THINGS	2015	2025	COMPUSA	2014	2029	TWEETER ENTERTAINMENT	2014	2024
TOWSON (13) (3)	2004	JOINT VENTURE	43.1	672,526	100.0	WAL-MART	2020	2005	TARGET	2009	2049	SUPER FRESH	2019	2049
WALDORF	2003	FEE	2.6	26,128	100.0	FAIR LANES WALDORF	2012	2017
WALDORF	2003	FEE	0.0	4,500	100.0
MASSACHUSETTS
GREAT BARRINGTON	1994	FEE	14.1	131,235	100.0	KMART	2011	2016	PRICE CHOPPER	2016	2036
HYANNIS (11)	2004	JOINT VENTURE	22.6	225,634	95.5	SHAW'S SUPERMARKET	2018	2028	TOYS "R" US	2019	2029	HOME GOODS	2010	2020
MARLBOROUGH	2004	JOINT VENTURE	16.1	104,125	100.0	BEST BUY	2019	2034	DSW SHOE WAREHOUSE	2014	2034	BORDERS BOOKS	2019	2034
PITTSFIELD (11)	2004	JOINT VENTURE	13.0	72,014	100.0	STOP & SHOP	2014	2044
QUINCY (13)	2005	JOINT VENTURE	8.0	80,510	100.0	SHAW'S SUPERMK	2009	2034	BROOKS PHARMACY	2017	2047
SHREWSBURY	1955	FEE	12.2	108,418	100.0	BOB'S STORES	2018	2033	BED BATH & BEYOND	2012	2032	STAPLES	2011	2021
STURBRIDGE (8)	2006	JOINT VENTURE	23.1	231,197	100.0	STOP & SHOP	2019	2049	MARSHALLS	2011	2026	LINENS N THINGS	2017	2032
MICHIGAN
CLARKSTON	1996	FEE	20.0	148,973	90.8	FARMER JACK	2015	2045	OFFICE DEPOT	2016	2031	CVS	2010	2020
CLAWSON (3)	1993	FEE	13.5	130,424	83.3	STAPLES	2011	2026	RITE AID	2026	2046
FARMINGTON	1993	FEE	2.8	96,915	89.5	OFFICE DEPOT	2016	2031	ACE HARDWARE	2017	2027	FITNESS 19	2015	2025
KALAMAZOO	2002	JOINT VENTURE	60.0	261,334	100.0	HOBBY LOBBY	2013	2023	VALUE CITY FURNITURE	2020	2040	MARSHALLS	2010	2030
LIVONIA	1968	FEE	4.5	33,121	100.0	CVS	2033	2083	FITNESS 19	2017	2027
MUSKEGON	1985	FEE	12.2	79,215	100.0	PLUMB'S FOOD	2012	2022
NOVI	2003	JOINT VENTURE	6.0	60,000	100.0	MICHAELS	2016	2036	HOME GOODS	2011	2026
TAYLOR	1993	FEE	13.0	141,549	100.0	KOHL'S	2022	2042	BABIES R US	2017	2043	PARTY AMERICA	2009
TROY (13)	2005	JOINT VENTURE	24.0	223,041	95.8	WAL-MART	2021	2051	MARSHALLS	2012	2027
WALKER	1993	FEE	41.8	338,928	100.0	RUBLOFF DEVELOPMENT	2016	2051	KOHL'S	2017	2037	LOEKS THEATRES	2012	2042
MINNESOTA
ARBOR LAKES	2006	FEE	44.4	463,634	100.0	LOWE'S HOME CENTER	2025	2075	DICK'S SPORTING GOODS	2017	2037	CIRCUIT CITY	2017	2037
HASTINGS (6)	2007	JOINT VENTURE	10.2	97,535	98.5	CUB FOODS	2023	2053
MAPLE GROVE (7)	2001	JOINT VENTURE	63.0	466,325	99.4	BYERLY'S	2020	2035	BEST BUY	2015	2030	JO-ANN FABRICS	2010	2030
MINNETONKA (7)	1998	JOINT VENTURE	12.1	120,231	94.3	TOYS "R" US	2016	2031	GOLFSMITH GOLF CENTER	2013	2018	OFFICEMAX	2011
MISSISSIPPI
HATTIESBURG (4)	2004	JOINT VENTURE	50.3	266,000	100.0	ASHLEY FURNITURE HOMESTORE	2016	2026	ROSS DRESS FOR LESS	2016	2041	BED BATH & BEYOND	2016	2041
HATTIESBURG (4)	2007	JOINT VENTURE	3.5	11,000	100.0
JACKSON	2002	JOINT VENTURE	5.0	50,000	100.0	MICHAELS	2014	2034	HOME GOODS	2014	2024
MISSOURI
BRIDGETON	1997	GROUND LEASE (2040)	27.3	101,592	100.0	KOHL'S	2010	2020
CRYSTAL CITY	1997	GROUND LEASE (2032)	10.1	100,724	100.0	KMART	2024	2032
ELLISVILLE	1970	FEE	18.4	118,080	100.0	SHOP N SAVE	2017	2032	2ND WIND EXERCISE EQUIPMENT	2011	2016
INDEPENDENCE	1985	FEE	21.0	184,870	100.0	KMART	2024	2054	THE TILE SHOP	2014	2024	OFFICE DEPOT	2012	2032
JOPLIN	1998	FEE	12.6	155,416	100.0	GOODY'S FAMILY CLOTHING	2010	2015	HASTINGS BOOKS	2009	2014	OFFICEMAX	2010	2025
JOPLIN (7)	1998	JOINT VENTURE	9.5	80,524	100.0	SHOPKO	2018	2038
KANSAS CITY	1997	FEE	17.8	150,381	100.0	HOME DEPOT	2010	2050	THE LEATHER COLLECTION	2013	2019
KIRKWOOD	1990	GROUND LEASE (2069)	19.8	249,104	100.0	HOBBY LOBBY	2014	2024	HEMISPHERES	2014	2024	GART SPORTS	2014	2029
LEMAY	1974	FEE	9.8	77,527	98.5	SHOP N SAVE	2020	2065	DOLLAR GENERAL	2008
MANCHESTER (7)	1998	JOINT VENTURE	9.6	89,305	100.0	KOHL'S	2018	2038
SPRINGFIELD	1994	FEE	41.5	277,590	92.6	BEST BUY	2011	2026	JCPENNEY	2010	2015	TJ MAXX	2011	2021
SPRINGFIELD	2002	FEE	8.5	84,916	100.0	BED BATH & BEYOND	2013	2028	MARSHALLS	2012	2027	BORDERS BOOKS	2023	2038
SPRINGFIELD	1986	GROUND LEASE (2087)	18.5	203,384	100.0	KMART	2024	2054	OFFICE DEPOT	2010		PACE-BATTLEFIELD, LLC	2017	2047
ST. CHARLES	1998	FEE	36.9	8,000	100.0
ST. CHARLES	1999	GROUND LEASE (2039)	8.4	84,460	100.0	KOHL'S	2019	2039
ST. LOUIS	1998	FEE	11.4	113,781	100.0	KOHL'S	2018	2038	CLUB FITNESS	2014	2024
ST. LOUIS	1972	FEE	13.1	129,093	96.3	SHOP N SAVE	2017	2082
ST. LOUIS	1986	FEE	17.5	176,273	100.0	BURLINGTON COAT FACTORY	2009	2024	BIG LOTS	2015	2030	OFFICE DEPOT	2009	2019
ST. LOUIS	1997	GROUND LEASE (2056)	19.7	169,982	89.2	HOME DEPOT	2026	2056	OFFICE DEPOT	2015	2025
ST. LOUIS	1997	GROUND LEASE (2035)	37.7	172,165	100.0	KMART	2024	2035	K&G MEN'S COMPANY	2017	2027
ST. LOUIS	1997	GROUND LEASE (2040)	16.3	128,765	100.0	KMART	2024	2040
ST. PETERS	1997	GROUND LEASE (2094)	14.8	175,121	98.6	HOBBY LOBBY	2014	2024	GART SPORTS	2014	2029	OFFICE DEPOT	2019
NEBRASKA
OMAHA (4)	2005	JOINT VENTURE	57.7	141,000	100.0	MARSHALLS	2016	2036	LINENS N THINGS	2017	2032	OFFICEMAX	2017	2032
NEVADA
CARSON CITY (6)	2006	FEE	9.4	114,258	88.8	RALEY'S	2012	2027
ELKO (6)	2006	FEE	31.3	170,756	96.5	RALEY'S	2017	2032	BUILDERS MART	2011	2016	CINEMA 4 THEATRES	2012
HENDERSON (4)	1999	JOINT VENTURE	32.1	161,000	100.0	LEVITZ	2013	2023	BIG LOTS	2016	2036	SAVERS	2016	2036
HENDERSON (6)	2006	FEE	10.5	130,773	82.3	ALBERTSONS	2009	2039
LAS VEGAS (6)	2006	FEE	34.8	362,758	96.5	WAL-MART	2012	2037	COLLEENS CLASSICS	2010		24 HOUR FITNESS	2012	2022
LAS VEGAS (6)	2006	FEE	34.5	333,236	90.1	VONS	2011	2041	CARPETS-N-MORE	2015	2025	TJ MAXX	2010	2020
LAS VEGAS (6)	2006	FEE	21.1	228,279	98.6	UA THEATRES	2017	2037	LINENS N' THINGS	2012	2027	OFFICEMAX	2012	2032
LAS VEGAS (6)	2006	FEE	16.4	169,160	92.4	FOOD 4 LESS	2011	2036	HOLLYWOOD VIDEO	2011	2016
LAS VEGAS (6)	2006	FEE	16.1	160,842	79.8	SPORTS AUTHORITY	2008	2018	OFFICEMAX	2011	2021	DOLLAR DISCOUNT CENTER	2015	2025
LAS VEGAS (6)	2006	FEE	9.4	111,245	90.1	VONS	2009	2034	DOLLAR TREE	2011	2016	CYCLE GEAR	2010
LAS VEGAS (6)	2006	FEE	7.0	77,650	98.7	ALBERTSONS	2021	2046
RENO	2006	FEE	2.7	31,710	92.2
RENO	2006	FEE	3.1	36,627	66.0
RENO (6)	2006	FEE	10.4	142,604	97.8	SAK 'N SAVE	2022	2052	WENDY'S	2008	2023
RENO (6)	2006	FEE	12.3	113,376	94.7	SCOLARI'S WAREHOUSE MARKET	2021
RENO (8)	2007	JOINT VENTURE	15.5	120,004	95.0	RALEY'S	2022	2037	SHELL OIL	2012	2022
RENO (8)	2007	JOINT VENTURE	13.2	104,319	98.8	RALEY'S	2030	2060
RENO (8)	2007	JOINT VENTURE	14.5	146,501	99.0	BED BATH & BEYOND	2015	2030	WILD OATS MARKETS	2023	2038	BORDERS BOOKS	2014	2034
SPARKS	2002	FEE	10.3	119,601	100.0	SAFEWAY	2028	2058	LONGS DRUG STORES	2054
SPARKS (8)	2007	JOINT VENTURE	10.3	113,743	94.7	RALEY'S	2023	2038
WINNEMUCCA (6)	2006	FEE	4.8	65,424	100.0	RALEY'S	2015	2035

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

NEW HAMPSHIRE
NASHUA (11)	2004	JOINT VENTURE	18.2	182,348	97.3	DSW SHOE WAREHOUSE	2011	2031	BED BATH & BEYOND	2012	2032	MICHAELS	2012	2027
NEW LONDON	2005	FEE	9.5	106,470	100.0	HANNAFORD BROS.	2025	2050	FIRST COLONIAL	2008	2028	MACKENNA'S	2012	2017
SALEM	1994	FEE	39.8	344,076	100.0	KOHL'S	2013		SHAW'S SUPERMARKET	2008	2038	BOB'S STORES	2011	2021
NEW JERSEY
CHERRY HILL (10)	2007	JOINT VENTURE	48.0	209,185	100.0	KOHL'S	2018	2068	WORLDWIDE WHOLESALE FLOOR	2018	2033	BABIES R US	2013	2033
EDGEWATER (6)	2007	JOINT VENTURE	45.7	423,315	95.7	TARGET	2022	2042	PATHMARK	2016	2041	TJ MAXX	2012	2022
MOORESTOWN (9)	2004	GROUND LEASE (2066)/ JOINT VENTURE	22.7	201,351	100.0	LOWE'S HOME CENTER	2026	2066	SPORTS AUTHORITY	2013	2033	BALLY TOTAL FITNESS	2012	2022
WAYNE (9)	2004	FEE	19.2	331,528	100.0	COSTCO	2009	2044	LACKLAND STORAGE	2012	2032	SPORTS AUTHORITY	2012	2032
BRIDGEWATER (7)	2001	JOINT VENTURE	16.6	378,567	100.0	BED BATH & BEYOND	2010	2030	MARSHALLS	2009	2024	COSTCO	2019	2049
DELRAN (7)	2000	JOINT VENTURE	10.5	77,583	100.0	PETSMART	2016	2026	OFFICE DEPOT	2016	2026	SLEEPY'S	2012	2022
DELRAN (7)	2005	JOINT VENTURE	9.5	37,679	45.4
BAYONNE	2004	FEE	0.6	23,901	100.0	DOLLAR TREE	2014
CHERRY HILL	1985	JOINT VENTURE	18.6	124,750	100.0	STOP & SHOP	2016	2036	RETROFITNESS	2013	2020
CHERRY HILL	1996	GROUND LEASE (2036)	15.2	129,809	100.0	KOHL'S	2016	2036	PLANET FITNESS	2017	2027
CINNAMINSON	1996	FEE	13.7	121,852	84.1	VF OUTLET	2009	2019	ACME MARKETS	2047
EAST WINDSOR	2002	FEE	34.8	249,029	98.8	TARGET	2027	2067	GENUARDI'S	2026	2056	TJ MAXX	2011	2026
HOLMDEL (3)	2007	FEE	30.0	300,011	93.2	A&P	2013	2043	MARSHALLS	2013	2028	LA FITNESS	2021	2036
HOLMDEL	2007	FEE	23.5	234,557	100.0	LINENS N THINGS	2018	2033	BEST BUY	2018	2033	MICHAELS	2013	2033
HILLSBOROUGH	2005	JOINT VENTURE	5.0	55,552	100.0	KMART	2012	2047
LINDEN	2002	FEE	0.9	13,340	100.0	STRAUSS DISCOUNT AUTO	2023	2033
NORTH BRUNSWICK	1994	FEE	38.1	409,879	100.0	WAL-MART	2018	2058	BURLINGTON COAT FACTORY	2012		MARSHALLS	2012	2027
PISCATAWAY	1998	FEE	9.6	97,348	100.0	SHOPRITE	2014	2024
RIDGEWOOD	1994	FEE	2.7	24,280	100.0	FRESH FIELDS	2015	2030
WESTMONT	1994	FEE	17.4	192,254	74.8	SUPER FRESH	2017	2081	SUPER FITNESS	2009		JO-ANN FABRICS	2012
UNION COUNTY (4)	2007	JOINT VENTURE	22.0	90,000	100.0
NEW MEXICO
LAS CRUCES	2006	JOINT VENTURE	3.9	-	-
ALBUQUERQUE	1998	FEE	4.7	37,442	100.0	PETSMART	2017	2037
ALBUQUERQUE	1998	FEE	26.0	183,796	97.2	MOVIES WEST	2011	2021	ROSS DRESS FOR LESS	2011	2021	VALLEY FURNITURE	2008	2017
ALBUQUERQUE	1998	FEE	4.8	59,722	88.9	PAGE ONE	2008	2013	WALGREENS	2027
NEW YORK
HARRIMAN (8)	2007	JOINT VENTURE	52.9	227,939	100.0	KOHL'S	2023	2003	LINENS N THINGS	2013	2028	STAPLES	2013	2028
FARMINGDALE (8)	2006	JOINT VENTURE	56.5	415,469	99.2	HOME DEPOT	2030	2075	DAVE & BUSTER'S	2010	2025	BED BATH & BEYOND	2014	2034
NESCONSET (9)	2004	FEE	5.9	55,580	100.0	LEVITZ	2014	2034
WESTBURY (9)	2004	FEE	30.1	398,602	100.0	COSTCO	2009	2043	WAL-MART	2019	2069	MARSHALLS	2009	2024
BROOKLYN (7)	2000	JOINT VENTURE	5.1	80,708	100.0	HOME DEPOT	2022	2051	WALGREENS	2030
COPIAGUE (7)	1998	JOINT VENTURE	15.4	163,999	100.0	HOME DEPOT	2011	2056	BALLY TOTAL FITNESS	2008	2018
HEMPSTEAD (7)	2000	JOINT VENTURE	1.4	13,905	100.0	WALGREENS	2059
FREEPORT (7)	2000	JOINT VENTURE	9.6	173,031	93.9	STOP & SHOP	2025		TOYS "R" US	2020	2040	MARSHALLS	2011	2016
GLEN COVE (7)	2000	JOINT VENTURE	3.0	49,346	100.0	STAPLES	2014	2029	ANNIE SEZ	2011	2026
LATHAM (7)	1999	JOINT VENTURE	89.4	616,130	99.7	SAM'S CLUB	2013	2043	WAL-MART	2013	2043	HOME DEPOT	2031	2071
MUNSEY PARK (7)	2000	JOINT VENTURE	6.0	72,748	100.0	BED BATH & BEYOND	2012	2022	WHOLE FOODS	2011	2021
MERRICK (7)	2000	JOINT VENTURE	7.8	107,871	89.6	WALDBAUMS	2013	2041	ANNIE SEZ	2011	2021	PARTY CITY	2012	2022
MIDDLETOWN (7)	2000	JOINT VENTURE	10.1	80,000	100.0	BEST BUY	2016	2031	LINENS N THINGS	2016	2031
STATEN ISLAND (7)	2000	JOINT VENTURE	14.4	190,131	100.0	TJ MAXX	2010	2025	NATIONAL WHOLESALE	2010	2030	MICHAELS	2011	2031
AMHERST	1988	JOINT VENTURE	7.5	101,066	100.0	TOPS SUPERMARKET	2013	2033
BUFFALO	1988	JOINT VENTURE	9.2	141,466	92.1	TOPS SUPERMARKET	2012	2037	PETSMART	2017	2032	FASHION BUG	2010	2025
BRONX	1990	JOINT VENTURE	19.5	228,638	100.0	NATIONAL AMUSEMENTS	2011	2036	WALDBAUMS	2011	2046	OFFICE OF HEARING	2008
LEVITTOWN	2006	JOINT VENTURE	4.7	47,214	100.0	FILENE'S BASEMENT	2021		DSW SHOE WAREHOUSE	2021	2036
BRIDGEHAMPTON	1973	FEE	30.2	287,587	98.3	KMART	2019	2039	KING KULLEN	2015	2035	TJ MAXX	2012	2017
BROOKLYN	2003	FEE	0.2	7,500	100.0
BROOKLYN	2003	FEE	0.4	10,000	100.0	RITE AID	2019
BROOKLYN	2004	FEE	0.2	29,671	100.0	DUANE READE	2014
BROOKLYN	2004	FEE	2.9	41,076	100.0	DUANE READE	2014		PC RICHARD & SON	2018	2028
BAYRIDGE	2004	FEE	0.5	21,106	100.0	DUANE READE	2014
BELLMORE	2004	FEE	1.4	24,802	100.0	RITE AID	2014
BRONX	2005	FEE	0.1	3,720	100.0
BROOKLYN	2005	FEE	0.2	5,200	100.0
BAYSHORE	2006	FEE	15.9	176,622	100.0	BEST BUY	2016	2031	TOYS "R" US	2013	2043	OFFICE DEPOT	2011	2026
COMMACK	1998	GROUND LEASE (2085)	35.7	265,409	97.4	KING KULLEN	2017	2047	LINENS N THINGS	2018	2038	SPORTS AUTHORITY	2017	2037
CENTEREACH	1993	JOINT VENTURE	40.7	377,584	98.9	WAL-MART	2015	2044	BIG LOTS	2011	2021	MODELL'S	2019	2029
CENTEREACH	2006	FEE	10.5	107,693	95.2	PATHMARK	2020	2050	ACE HARDWARE	2017	2027
COMMACK	2007	FEE	2.5	24,617	42.6
ELMONT	2004	FEE	1.8	27,078	100.0	DUANE READE	2014
ELMONT	2007	JOINT VENTURE	1.3	12,900	100.0	CVS	2033	2040
FRANKLIN SQUARE	2004	FEE	1.4	17,864	100.0	DUANE READE	2014
FLUSHING	2007	FEE	2.2	22,416	100.0	FRUIT VALLEY PRODUCE	2011
HAMPTON BAYS	1989	FEE	8.2	70,990	100.0	MACY'S	2015	2025
HICKSVILLE	2004	FEE	2.5	35,581	70.5	DUANE READE	2014
HUNTINGTON	2007	FEE	0.9	9,900	100.0
HOLTSVILLE	2007	FEE	0.8	1,595	100.0
JAMAICA	2005	FEE	0.3	5,770	100.0
JERICHO	2007	FEE	6.4	64,137	90.3	WHOLE FOODS MARKET	2025	2040
JERICHO	2007	FEE	5.7	57,013	100.0	MARSHALLS	2009	2019
JERICHO	2007	GROUND LEASE (2045)	0.2	2,085	100.0
JERICHO	2007	FEE	2.5	105,851	100.0	MILLERIDGE INN	2022	2042
LITTLE NECK	2003	FEE	3.8	48,275	100.0
LAURELTON	2005	FEE	0.2	7,435	100.0
MANHASSET	1999	FEE	9.6	188,608	100.0	FILENE'S	2011		LINENS N THINGS	2016	2026	KING KULLEN	2024	2052
MASPETH	2004	FEE	1.1	22,500	100.0	DUANE READE	2014
NORTH MASSAPEQUA	2004	GROUND LEASE (2033)	2.0	29,610	100.0	DUANE READE	2014
MANHATTAN	2005	FEE	0.2	9,566	100.0
MINEOLA	2007	FEE	2.7	26,780	79.5	CVS	2011	2026
OCEANSIDE	2003	FEE	0.3	-	-
PLAINVIEW	1969	GROUND LEASE (2070)	7.0	88,222	100.0	FAIRWAY STORES	2017	2037
POUGHKEEPSIE	1972	FEE	20.0	167,668	98.2	STOP & SHOP	2020	2049	BIG LOTS	2012	2017
QUEENS VILLAGE	2005	FEE	0.5	14,649	100.0	STRAUSS DISCOUNT AUTO	2015	2025
SYOSSET	1967	FEE	2.5	32,124	100.0	NEW YORK SPORTS CLUB	2016	2021
STATEN ISLAND	1989	FEE	16.7	210,825	100.0	KMART	2011		PATHMARK	2011	2021
STATEN ISLAND	1997	GROUND LEASE (2072)	7.0	101,337	100.0	WALDBAUMS	2011	2031
STATEN ISLAND	2006	FEE	23.9	356,779	97.9	KMART	2012	2017	PATHMARK	2012	2037	TOYS "R" US	2015
STATEN ISLAND	2005	FEE	5.5	47,270	100.0	STAPLES	2008	2018
ROCHESTER	1993/ 1988	FEE	18.6	185,153	32.0	TOPS SUPERMARKET	2009	2024
WHITE PLAINS	2004	FEE	2.5	24,577	98.8	DUANE READE	2014
YONKERS	1995	FEE	4.1	43,560	100.0	SHOPRITE	2013	2028
YONKERS	2005	FEE	0.9	10,329	100.0	STRAUSS DISCOUNT AUTO	2015	2025

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

CENTRAL ISLIP (4)	2004	GROUND LEASE (2101)/ JOINT VENTURE	11.8	52,000	100.0
EAST NORTHPORT (4)	2005	GROUND LEASE (2052)/ JOINT VENTURE	4.0	-	-
HARLEM (4)	2007	JOINT VENTURE	1.9	-	-
BRONX (4)	2007	JOINT VENTURE	0.7	-	-
BRONX (4)	2007	JOINT VENTURE	0.4	-	-
NEW YORK (4)	2007	JOINT VENTURE	0.6	-	-
NORTH CAROLINA
CARY (7)	2001	JOINT VENTURE	40.3	315,797	100.0	BJ'S	2020	2040	KOHL'S	2022	2001	PETSMART	2016	2036
DURHAM (7)	2002	JOINT VENTURE	39.5	408,292	100.0	WAL-MART	2015	2035	BEST BUY	2011	2026	LINENS N THINGS	2011	2026
PINEVILLE (13)	2003	JOINT VENTURE	39.1	269,710	98.5	KMART	2017	2067	STEIN MART	2012		TJ MAXX	2013	2018
CHARLOTTE	1968	FEE	13.5	62,300	100.0	TJ MAXX	2012	2017	CVS	2015	2035
CHARLOTTE	1993	FEE	14.0	139,269	94.2	BI-LO	2009	2029	RUGGED WEARHOUSE	2013	2018	DECORATORS WAREHOUSE	2012	2022
CHARLOTTE	1986	GROUND LEASE (2048)	18.4	233,800	100.0	ROSS DRESS FOR LESS	2015	2035	K&G MEN'S COMPANY	2008	2018	OFFICEMAX	2009	2024
CARY	1996	FEE	10.6	86,015	100.0	BED BATH & BEYOND	2010	2014	DICK'S SPORTING GOODS	2014	2029
CARY	1998	FEE	10.9	102,787	75.9	LOWES FOOD	2017	2037
DURHAM	1996	FEE	13.2	116,186	95.2	TJ MAXX	2009	2014	JO-ANN FABRICS	2010	2020
FRANKLIN	1998	JOINT VENTURE	2.6	26,326	100.0	BILL HOLT FORD	2016	2041
MORRISVILLE	2007	FEE	24.2	169,901	99.4	CARMIKE CINEMAS	2017	2027	FOOD LION	2019	2039	STEIN MART	2017	2037
MOORSEVILLE	2007	FEE	29.3	172,599	88.1	BEST BUY	2018	2038	BED BATH & BEYOND	2018	2038	STAPLES	2022	2037
RALEIGH	1993	FEE	35.9	362,945	90.2	GOLFSMITH GOLF & TENNIS	2017	2027	BED BATH & BEYOND	2016	2036	ROSS DRESS FOR LESS	2016	2036
WINSTON-SALEM	1969	FEE	13.2	137,433	96.5	HARRIS TEETER	2016	2041	DOLLAR TREE	2011	2016	SPORTSMAN'S SUPPLY	2008
KNIGHTDALE (4)	2005	JOINT VENTURE	29.2	201,000	100.0	ROSS DRESS FOR LESS	2017	2037	BED BATH & BEYOND	2017	2037	MICHAELS	2016	2036
RALEIGH (4)	2006	JOINT VENTURE	8.8	9,000	100.0
RALEIGH (4)	2003	JOINT VENTURE	35.4	93,000	100.0	FOOD LION	2023	2043	ACE HARDWARE	2022	2037
OHIO
CINCINNATI (7)	2000	JOINT VENTURE	36.7	410,010	92.7	WAL-MART	2010	2040	HOBBY LOBBY	2015	2025	DICK'S SPORTING GOODS	2016	2031
COLUMBUS (7)	2002	JOINT VENTURE	36.5	254,152	97.2	LOWE'S HOME CENTER	2016	2046	KROGER	2017	2037
COLUMBUS (7)	1998	JOINT VENTURE	12.1	112,862	89.2	BORDERS BOOKS	2018	2038	PIER 1 IMPORTS	2012	2017	FRANNYS HALLMARK	2009	2014
HUBER HEIGHTS (7)	1999	JOINT VENTURE	40.0	318,468	100.0	ELDER BEERMAN	2014	2044	KOHL'S	2015	2035	MARSHALLS	2009	2024
SPRINGDALE (7)	2000	JOINT VENTURE	22.0	253,510	73.5	WAL-MART	2015	2045	HH GREGG	2012	2017	DAVID'S BRIDAL	2009	2019
AKRON	1975	FEE	6.9	75,866	100.0	GIANT EAGLE	2021	2041
AKRON	1988	FEE	24.5	138,363	100.0	GABRIEL BROTHERS	2010	2025	PAT CATANS CRAFTS	2013		ESSENCE BEAUTY MART	2014
BARBERTON	1972	FEE	10.0	101,801	96.7	GIANT EAGLE	2027	2052
BRUNSWICK	1975	FEE	20.0	171,223	97.7	KMART	2010	2050	MARC'S	2017	2027
BEAVERCREEK	1986	FEE	18.2	97,307	98.2	KROGER	2018	2048	REVCO	2008	2027
CANTON	1972	FEE	19.6	172,419	87.1	BURLINGTON COAT FACTORY	2018	2043	TJ MAXX	2012	2017	HOMETOWN BUFFET	2010	2020
CAMBRIDGE	1997	FEE	13.1	78,065	93.3	TRACTOR SUPPLY CO.	2010	2020
COLUMBUS	1988	FEE	12.4	191,089	100.0	KOHL'S	2011	2031	KROGER	2031	2071	TOYS R US	2015	2040
COLUMBUS	1988	FEE	13.7	142,743	100.0	KOHL'S	2011	2031	STAPLES	2010	2020
COLUMBUS	1988	FEE	17.9	129,008	96.0	KOHL'S	2011	2031	GRANT METHODIST HOSPITAL	2011
CENTERVILLE	1988	FEE	15.2	125,058	100.0	BED BATH & BEYOND	2017	2032	THE TILE SHOP	2014	2024	HOME 2 HOME	2013	2018
COLUMBUS	1988	FEE	12.4	135,650	100.0	KOHL'S	2011	2031	CIRCUIT CITY	2019	2039
CINCINNATI	1988	FEE	11.6	223,731	99.3	LOWE'S HOME CENTER	2022	2052	BIG LOTS	2009	2019	AJ WRIGHT	2014	2034
CINCINNATI	1988	GROUND LEASE (2054)	8.8	121,242	100.0	TOYS "R" US	2019	2044
CINCINNATI	1988	FEE	29.2	308,277	100.0	HOBBY LOBBY	2012	2022	TOYS R US	2016	2046	HAVERTY'S	2019	2034
CINCINNATI	2000	FEE	8.8	88,317	100.0	HOBBY LOBBY	2011	2021	GOLD'S GYM	2017	2027
CINCINNATI	1999	FEE	16.7	89,742	92.1	BIGGS FOODS	2008	2028
DAYTON	1969	FEE	22.8	163,131	81.6	BEST BUY	2008	2028	BIG LOTS	2013	2018	JO-ANN FABRICS	2012
DAYTON	1984	FEE	32.1	213,853	88.5	VICTORIA'S SECRET	2009	2019	KROGER	2012	2038	CARDINAL FITNESS	2017	2027
TROTWOOD	1988	FEE	16.9	141,616	100.0	VALUE CITY	2010	2020	DOLLAR GENERAL	2012
DAYTON	1988	FEE	11.2	116,374	88.3	VALUE CITY	2010	2015
KENT	1988/ 1991	FEE	17.6	106,500	100.0	TOPS SUPERMARKET	2026	2096
MENTOR	1987	FEE	20.6	103,910	100.0	GABRIEL BROTHERS	2013	2028	BIG LOTS	2014	2034
MIDDLEBURG HEIGHTS	1988	FEE	8.2	104,342	100.0	GABRIEL BROTHERS	2014	2029
MENTOR	1988	FEE	25.0	235,577	95.9	GIANT EAGLE	2019	2029	BURLINGTON COAT FACTORY	2014		JO-ANN FABRICS	2009	2019
MIAMISBURG	1999	FEE	0.6	6,000	57.5
NORTH OLMSTEAD	1988	FEE	11.7	99,862	100.0	TOPS SUPERMARKET	2026	2096
SHARONVILLE	1977	GROUND LEASE (2076)/JOINT VENTURE	15.0	121,105	92.6	GABRIEL BROTHERS	2012	2032	KROGER	2008	2028	UNITED ART AND EDUCATION	2016	2026
UPPER ARLINGTON	1969	FEE	13.3	160,702	78.6	TJ MAXX	2011	2021	HONG KONG BUFFET	2011	2016	CVS	2019	2039
WESTERVILLE	1993/ 1988	FEE	25.4	222,077	100.0	KOHL'S	2016	2036	MARC'S	2015	2025	OFFICEMAX	2014	2024
WICKLIFFE	1982	FEE	10.0	128,180	95.6	GABRIEL BROTHERS	2013	2028	BIG LOTS	2010		DOLLAR GENERAL	2008
WILLOUGHBY HILLS	1988	FEE	14.1	157,424	100.0	VF OUTLET	2012	2022	MARCS DRUGS	2012	2017
OKLAHOMA
OKLAHOMA CITY	1997	FEE	9.8	103,027	100.0	ACADEMY SPORTS & OUTDOORS	2014	2024
OKLAHOMA CITY	1998	FEE	19.8	233,797	100.0	HOME DEPOT	2014	2044	GORDMANS	2013	2033	BEST BUY	2013	2023
SOUTH TULSA	1996	FEE	0.4	4,090	100.0
OREGON
MEDFORD (6)	2006	FEE	30.1	335,043	94.5	SEARS	2014	2044	TINSELTOWN	2017	2037	24 HOUR FITNESS	2015	2026
GRESHAM (6)	2006	FEE	25.6	264,765	90.5	G.I. JOE'S	2037	2087	PETSMART	2013	2028	ROSS DRESS FOR LESS	2018
HILLSBORO (6)	2006	FEE	20.0	260,954	97.8	SAFEWAY	2014	2044	STAPLES	2013		RITE AID	2014	2044
CLACKAMAS (6)	2007	JOINT VENTURE	23.7	236,672	100.0	GART SPORTS	2014	2034	NORDSTROM RACK	2008	2018	OLD NAVY	2010
HILLSBORO (6)	2006	FEE	20.0	210,992	88.2	SAFEWAY	2010	2045	RITE AID	2010	2040	TRADER JOE'S	2017	2032
GRESHAM (6)	2006	FEE	0.3	208,276	97.6	WILD OATS MARKETS	2020	2033	OFFICE DEPOT	2012	2017	BIG LOTS	2012	2017
MILWAUKIE (6)	2006	GROUND LEASE (2041)	16.3	185,859	94.6	ALBERTSONS	2013		RITE AID	2015		JO-ANN FABRICS	2008	2018
HERMISTON (6)	2006	GROUND LEASE (2046)	14.2	150,396	90.3	SAFEWAY	2008	2038	BIG LOTS	2013	2018	DOLLAR TREE	2011	2021
CANBY (6)	2006	FEE	9.1	115,701	98.3	SAFEWAY	2023	2083	RITE AID	2014	2044	CANBY ACE HARDWARE	2015	2030
PORTLAND (6)	2006	FEE	10.6	115,057	97.3	SAFEWAY	2017	2047	DOLLAR TREE	2012	2017
PORTLAND (6)	2006	FEE	1.5	112,755	84.5	STAPLES	2015	2030	WALGREENS	2021	2060
ALBANY (6)	2006	FEE	13.3	109,891	100.0	RITE AID	2008	2053	BIG LOTS	2008	2023	DOLLAR TREE	2008	2020
HOOD RIVER (6)	2006	FEE	8.3	108,554	95.1	ROSAUERS	2021	2039	WALGREENS	2032	2052	DOLLAR TREE	2011	2021
GRESHAM (6)	2006	FEE	0.7	107,583	100.0	FOOD 4 LESS	2009	2019	CASCADE ATHLETIC CLUB	2008	2018
TROUTDALE (6)	2006	FEE	9.8	98,137	55.7	LAMBS THRIFTWAY	2021	2031
SPRINGFIELD (6)	2006	FEE	8.7	96,027	96.1	SAFEWAY	2008	2043
GRESHAM (6)	2006	FEE	8.0	92,872	84.1	DOLLAR TREE	2011	2021	VOLUNTEERS OF AMERICA	2012	2017
PORTLAND (6)	2006	FEE	2.1	38,363	98.3	QFC	2019	2044
ALBANY	2006	JOINT VENTURE	3.8	22,700	100.0	GROCERY OUTLET	2016	2030
PENNSYLVANIA
MONROEVILLE (8)	2005	FEE	13.7	143,200	94.4	PETSMART	2019	2034	BED BATH & BEYOND	2020	2034	MICHAELS	2009	2029
HORSHAM (8)	2005	JOINT VENTURE	8.3	75,206	97.6	GIANT FOOD	2022	2052
CARLISLE (8)	2005	JOINT VENTURE	12.2	90,289	88.4	GIANT FOOD	2016	2046
PITTSBURGH (6)	2007	JOINT VENTURE	19.3	133,697	84.0	ECKERD	2013	2018
MONTGOMERY (7)	2002	JOINT VENTURE	45.0	257,565	100.0	GIANT FOOD	2020	2050	BED BATH & BEYOND	2016	2030	COMPUSA	2014	2028
POTTSTOWN (12)	2004	JOINT VENTURE	15.7	161,727	95.5	GIANT FOOD	2014	2049	TRACTOR SUPPLY CO.	2012	2027	TJ MAXX	2009	2019
SHREWSBURY (13)	2004	JOINT VENTURE	21.2	94,706	100.0	GIANT FOOD	2023	2053
PITTSBURGH (13)	2007	JOINT VENTURE	37.0	166,786	94.5	LINENS N THINGS	2016	2030	TJ MAXX	2010	2020	STAPLES	2015	2030
GREENSBURG	2002	JOINT VENTURE	5.0	50,000	100.0	TJ MAXX	2010	2020	MICHAELS	2010	2020
WHITEHALL	2005	JOINT VENTURE	15.1	151,418	100.0	GIANT FOOD	2014		BARNES & NOBLE	2011		PARTY CITY	2010
ARDMORE	2007	FEE	18.8	320,367	96.1	MACY'S	2012	2032	BANANA REPUBLIC	2008	2013

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

PITTSBURGH	2004	GROUND LEASE (2095)	46.8	467,927	100.0
CHIPPEWA	2000	FEE	22.4	215,206	100.0	KMART	2018	2068	HOME DEPOT	2018	2068
SCOTT TOWNSHIP	2000	GROUND LEASE (2052)	6.9	69,288	100.0	WAL-MART	2032	2052
BLUE BELL	1996	FEE	17.7	120,211	100.0	KOHL'S	2016	2036	HOME GOODS	2013	2033
CHAMBERSBURG	2007	FEE	12.9	131,623	97.9	GIANT FOOD	2040	2040	WINE & SPIRITS SHOPPE	2011	2016
CHAMBERSBURG	2006	FEE	37.3	271,411	98.2	KOHL'S	2028	2058	GIANT FOOD	2027	2067	MICHAELS	2017	2037
EAST STROUDSBURG	1973	FEE	15.3	168,506	100.0	KMART	2012	2022	WEIS MARKETS	2008
EAGLEVILLE	1973	FEE	15.2	165,385	93.4	KMART	2009	2024	GENUARDI'S	2011	2025
EXTON	1990	FEE	6.1	60,685	100.0	ACME MARKETS	2015	2045
EXTON	1996	FEE	9.8	85,184	100.0	KOHL'S	2016	2036
EASTWICK	1997	FEE	3.4	36,511	100.0	MERCY HOSPITAL	2017	2022
FEASTERVILLE	1996	FEE	4.6	86,575	100.0	VALUE CITY	2011	2026
GETTYSBURG	1986	FEE	2.4	14,584	100.0	RITE AID	2026	2046
HARRISBURG	1972	FEE	17.0	175,917	100.0	GANDER MOUNTAIN	2013	2028	AMERICAN SIGNATURE	2022	2032	SUPERPETZ	2012	2021
HAMBURG	2001	FEE	3.0	15,400	100.0	LEHIGH VALLEY HEALTH	2016	2026
HAVERTOWN	1996	FEE	9.0	80,938	100.0	KOHL'S	2016	2036
LANDSDALE	1996	GROUND LEASE (2037)	1.4	84,470	100.0	KOHL'S	2012
MORRISVILLE	1996	FEE	14.4	2,437	0.0
EAST NORRITON	1984	FEE	12.5	131,794	94.3	SHOPRITE	2022	2037	STAPLES	2008		JO-ANN FABRICS	2012
NEW KENSINGTON	1986	FEE	12.5	108,950	100.0	GIANT EAGLE	2016	2033
PHILADELPHIA (3)	1983	JOINT VENTURE	8.1	195,440	100.0	JCPENNEY	2012	2037	TOYS "R" US	2012	2052
PHILADELPHIA	1998	JOINT VENTURE	7.5	75,303	100.0	NORTHEAST AUTO OUTLET	2015	2050
PHILADELPHIA (3)	1995	JOINT VENTURE	22.6	211,947	94.3	SUPER FRESH	2022	2047	PETSMART	2011	2016	PEP BOYS	2009	2014
PHILADELPHIA	1996	FEE	6.3	82,345	100.0	KOHL'S	2016	2036
PHILADELPHIA	1996	GROUND LEASE (2035)	6.8	133,309	100.0	KMART	2010	2035
PHILADELPHIA	2005	FEE	0.4	9,343	100.0
PHILADELPHIA	2006	JOINT VENTURE	18.0	294,309	98.0	SEARS	2019	2039
RICHBORO	1986	FEE	14.5	107,957	100.0	SUPER FRESH	2018	2058
SPRINGFIELD	1983	FEE	19.7	212,188	90.9	VALUE CITY	2013	2043	STAPLES	2013	2023
UPPER DARBY	1996	JOINT VENTURE	16.3	4,808	0.0
WEST MIFFLIN	1986	FEE	8.3	84,279	100.0	BIG LOTS	2012	2032
WHITEHALL	1996	GROUND LEASE (2081)	6.0	84,524	100.0	KOHL'S	2016	2036
YORK	1986	FEE	13.7	58,244	95.2	SAVE-A-LOT	2014	2029	ADVANCE AUTO PARTS	2012	2017	YALE ELECTRIC	2010	2011
YORK	1986	FEE	3.3	35,500	100.0	GIANT FOOD	2012	2017
PUERTO RICO
BAYAMON	2001	FEE	16.5	186,400	97.6	AMIGO SUPERMARKET	2027	2047	OFFICEMAX	2015	2030	CHUCK E CHEESE	2013	2023
CAGUAS	2006	FEE	44.9	576,348	95.9	COSTCO	2026	2046	SAM'S CLUB	2019	2070	OFFICEMAX	2010	2025
CAROLINA	2006	FEE	51.3	570,610	98.2	HOME DEPOT	2026	2046	KMART	2019	2069	OFFICEMAX	2010	2025
MAYAGUEZ	2006	FEE	32.5	348,593	99.0	HOME DEPOT	2026	2046	SAM'S CLUB	2019	2069	CARIBBEAN CINEMA	2028	2038
MANATI	2006	FEE	6.7	69,640	95.7	GRANDE SUPERMARKET	2009
PONCE	2006	FEE	12.1	192,701	95.1	2000 CINEMA CORP.	2032	2052	SUPERMERCADOS MAXIMO	2026	2046	DAVID'S BRIDAL	2011	2021
TRUJILLO ALTO	1979	FEE	20.1	199,513	100.0	KMART	2009	2054	PUEBLO SUPERMARKET	2014	2024	FARMACIAS EL AMAL	2015
RHODE ISLAND
CRANSTON	1998	FEE	11.0	129,907	89.0	BOB'S STORES	2013	2028	MARSHALLS	2011	2021
PROVIDENCE	2003	GROUND LEASE (2072)/JOINT VENTURE	17.0	71,735	86.5	STOP & SHOP	2022	2072
SOUTH CAROLINA
GREENVILLE (9)	2004	FEE	31.8	295,928	95.4	INGLES MARKETS	2021	2076	GOODY'S FAMILY CLOTHING	2010	2025	TJ MAXX	2010	2025
CHARLESTON	1978	FEE	17.6	171,735	98.1	STEIN MART	2011	2016	FLOOR IT NOW	2012		TUESDAY MORNING	2015	2021
CHARLESTON	1995	FEE	17.2	186,740	98.7	TJ MAXX	2009	2014	OFFICE DEPOT	2011	2016	MARSHALLS	2011
FLORENCE	1997	FEE	21.0	113,922	81.8	HAMRICKS	2011		STAPLES	2010	2035	DOLLAR TREE	2013	2018
GREENVILLE	1997	FEE	20.4	148,532	94.9	STEVE & BARRY'S UNIVERSITY	2014	2021	BABIES R US	2012	2022
NORTH CHARLESTON	2000/ 1997	FEE	27.2	266,588	96.2	SPORTS AUTHORITY	2013	2033	CIRCUIT CITY	2019	2029	MARSHALLS	2013
TENNESSEE
MEMPHIS (6)	2007	JOINT VENTURE	5.5	55,297	80.0
MADISON (7)	1999	JOINT VENTURE	21.1	189,401	97.4	DICK'S SPORTING GOODS	2017	2032	BEST BUY	2014	2029	GOODY'S FAMILY CLOTHING	2010	2020
MEMPHIS (7)	2001	JOINT VENTURE	3.9	40,000	100.0	BED BATH & BEYOND	2012	2027
NASHVILLE (7)	1999	JOINT VENTURE	9.3	99,909	88.3	BEST BUY	2014	2029	OFFICEMAX	2015	2035
CHATTANOOGA	2002	JOINT VENTURE	5.0	50,000	100.0	HOME GOODS	2010	2020	MICHAELS	2017	2037
CHATTANOOGA	1973	GROUND LEASE (2074)	7.6	50,588	89.6	SAVE-A-LOT	2009	2014
MADISON	1978	GROUND LEASE (2039)	14.5	175,593	99.5	OLD TIME POTTERY	2013	2023	WAL-MART	2014	2039
MEMPHIS	2000	FEE	8.8	87,962	100.0	OLD TIME POTTERY	2010	2025
MEMPHIS	1991	FEE	14.7	167,243	87.8	TOYS "R" US	2017	2042	OFFICEMAX	2008	2028	KIDS R US	2019	2044
MADISON	2004/ 2005	FEE	25.4	240,318	94.2	JO-ANN FABRICS	2009	2024	CIRCUIT CITY	2009	2039	TJ MAXX	2010	2020
NASHVILLE	1998	FEE	10.2	109,012	88.2	TREES N TRENDS	2013	2018	OAK FACTORY OUTLET	2012		OLD COUNTRY BUFFET	2011	2016
NASHVILLE	1986	FEE	16.9	172,135	97.5	STEIN MART	2008	2013	ASHLEY FURNITURE	2012	2022	BED BATH & BEYOND	2013	2028
BELLEVUE (4)	2006	JOINT VENTURE	21.3	65,000	100.0	PUBLIX	2027	2057
TEXAS
ALLEN	2006	JOINT VENTURE	2.1	21,162	100.0	CREME DE LA CREME	2026	2046
AMARILLO (7)	1997	JOINT VENTURE	9.3	343,875	99.6	HOME DEPOT	2019	2069	KOHL'S	2025	2055	CIRCUIT CITY	2010	2035
AMARILLO (7)	2003	JOINT VENTURE	10.6	142,647	98.0	ROSS DRESS FOR LESS	2012	2037	BED BATH & BEYOND	2012	2032	JO-ANN FABRICS	2012	2032
ARLINGTON	1997	FEE	8.0	96,127	100.0	HOBBY LOBBY	2013	2018
AUSTIN	1998	FEE	15.4	157,852	94.8	HEB GROCERY	2011	2026	BROKERS NATIONAL LIFE	2013
AUSTIN	2003	JOINT VENTURE	10.8	108,028	100.0	FRY'S ELECTRONICS	2018	2048
AUSTIN (6)	2007	JOINT VENTURE	20.9	209,393	96.7	BED BATH & BEYOND	2011	2021	ROSS DRESS FOR LESS	2013	2023	TJ MAXX	2012	2017
AUSTIN (6)	2007	JOINT VENTURE	20.8	138,422	100.0	RANDALLS FOOD & DRUGS	2009	2019
AUSTIN (6)	2007	JOINT VENTURE	4.6	45,791	100.0	PRIMITIVES	2012	2017	JO-ANN FABRICS	2010
AUSTIN (7)	1998	JOINT VENTURE	18.2	191,760	77.6	CIRCUIT CITY	2017	2037	BABIES R US	2012	2027	WORLD MARKET	2011	2026
BAYTOWN	1996	FEE	8.7	91,177	100.0	HOBBY LOBBY	2008	2018	ROSS DRESS FOR LESS	2012	2032
BROWNSVILLE (4)	2005	JOINT VENTURE	27.6	198,000	100.0	MERVYN'S	2026	2046	TJ MAXX	2016	2036	MICHAELS	2017	2032
COLLEYVILLE	2006	JOINT VENTURE	2.0	20,188	100.0	CREME DE LA CREME	2026	2046
COPPELL	2006	JOINT VENTURE	2.0	20,425	100.0	CREME DE LA CREME	2026	2046
CORPUS CHRISTI	1997	GROUND LEASE (2065)	12.5	125,454	100.0	BEST BUY	2016	2030	ROSS DRESS FOR LESS	2011	2030	BED BATH & BEYOND	2018	2033
DALLAS	1969	JOINT VENTURE	75.0	-	-	BIG TOWN BOWLANES	2022
DALLAS (6)	2007	JOINT VENTURE	12.1	171,988	89.9	WHOLE FOODS MARKET	2009	2039	ULTA 3	2008	2018
DALLAS (7)	1998	JOINT VENTURE	6.8	83,867	100.0	ROSS DRESS FOR LESS	2012	2017	OFFICEMAX	2009	2024	BIG LOTS	2012	2032
EAST PLANO	1996	FEE	9.0	100,598	100.0	HOME DEPOT EXPO	2024	2054
FORT WORTH (4)	2003	JOINT VENTURE	45.5	228,000	100.0	MARSHALLS	2015	2035	ROSS DRESS FOR LESS	2017	2042	OFFICE DEPOT	2021	2041
FRISCO (4)	2006	JOINT VENTURE	38.7	163,000	100.0	HOBBY LOBBY / MARDELS	2027	2047	SPROUTS FARMERS MARKET	2022	2042
GRAND PRAIRIE (4)	2006	JOINT VENTURE	55.6	171,000	100.0	24 HOUR FITNESS	2022	2047	MARSHALLS	2017	2037	PETCO	2017	2027
HARRIS COUNTY (8)	2005	JOINT VENTURE	11.4	144,055	100.0	BEST BUY	2015	2035	LINENS N THINGS	2015	2030	BARNES & NOBLE	2014	2029
HOUSTON	1997	FEE	8.0	113,831	60.5	PALAIS ROYAL	2017	2022
HOUSTON	1999	FEE	5.6	84,188	100.0	OFFICE DEPOT	2012	2022	METROPOLITAN FURNITURE	2013	2023	EXCLUSIVE FURNITURE	2017	2022
HOUSTON	1996	FEE	8.2	96,500	100.0	BURLINGTON COAT FACTORY	2019	2034
HOUSTON (13)	2006	JOINT VENTURE	23.2	237,634	97.0	TJ MAXX	2015	2035	ROSS DRESS FOR LESS	2016	2036	BED BATH & BEYOND	2016	2041
HOUSTON (4)	2005	JOINT VENTURE	6.5	2,000	100.0
HOUSTON (8)	2006	FEE	32.0	350,398	92.8	MARSHALLS	2011	2026	BED BATH & BEYOND	2012	2032	OFFICEMAX	2014	2034
LEWISVILLE	1998	FEE	11.2	74,837	60.3	TALBOTS OUTLET	2009	2017
LEWISVILLE	1998	FEE	7.6	123,560	90.0	BABIES R US	2009	2027	BED BATH & BEYOND	2018	2033	BROYHILL HOME COLLECTIONS	2015	2025

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

LEWISVILLE	1998	FEE	9.4	93,668	71.2	DSW SHOE WAREHOUSE	2008	2028	PETLAND	2009	2019
LUBBOCK	1998	FEE	9.6	108,326	100.0	PETSMART	2015	2040	OFFICEMAX	2009	2029	BARNES & NOBLE	2010	2025
MESQUITE	1974	FEE	9.0	79,550	100.0	KROGER	2012	2037
MESQUITE	2006	FEE	15.0	209,766	96.2	BEST BUY	2009	2024	ASHLEY FURNITURE	2012	2017	PETSMART	2009	2026
N. BRAUNFELS	2003	JOINT VENTURE	8.6	86,479	100.0	KOHL'S	2014	2064
NORTH CONROE (13)	2006	JOINT VENTURE	28.7	266,998	100.0	FINGERS FURNITURE	2022	2042	TJ MAXX	2016	2036	ROSS DRESS FOR LESS	2017	2037
NORTH FORT WORTH (4)	2007	JOINT VENTURE	180.5	-	-
PASADENA (7)	1999	JOINT VENTURE	15.1	169,190	100.0	PETSMART	2015	2030	OFFICEMAX	2014	2029	MICHAELS	2009	2024
PASADENA (7)	2001	JOINT VENTURE	24.6	240,907	100.0	BEST BUY	2012	2027	ROSS DRESS FOR LESS	2012	2032	MARSHALLS	2012	2027
PLANO	2005	FEE	14.9	149,343	100.0	HOME DEPOT	2027	2057
RICHARDSON (7)	1998	JOINT VENTURE	11.7	115,579	79.5	OFFICEMAX	2011	2026	BALLY TOTAL FITNESS	2009	2019	FOX & HOUND	2012	2022
SOUTHLAKE	2007	FEE	3.7	37,447	96.7
TEMPLE (8)	2005	JOINT VENTURE	27.5	274,786	91.2	HOBBY LOBBY	2021	2036	ROSS DRESS FOR LESS	2012	2037	GOODY'S FAMILY CLOTHING	2011	2021
WEBSTER	2006	FEE	40.0	397,899	97.8	HOBBY LOBBY	2017	2027	OSHMAN SPORTING	2009	2024	BEL FURNITURE	2010	2015
WOODLANDS (4)	2002	JOINT VENTURE	34.0	479,000	100.0	BORDERS BOOKS	2024	2044	CINEMARK	2020	2040	TOMMY BAHAMA'S	2015	2030
UTAH
OGDEN	1967	FEE	11.4	142,628	100.0	COSTCO	2033	2073
VERMONT
MANCHESTER	2004	FEE	9.5	53,483	97.1	PRICE CHOPPERS	2011
VIRGINIA
BURKE (11)	2004	GROUND LEASE (2076)/ JOINT VENTURE	12.5	124,148	100.0	SAFEWAY	2020	2050	CVS	2021	2041
COLONIAL HEIGHTS	1996	FEE	6.1	60,909	100.0	BLOOM BROTHERS FURNITURE	2008		BOOKS-A-MILLION	2008
DUMFRIES (13)	2005	JOINT VENTURE	0.2	1,702	100.0
FAIRFAX (4)	2007	FEE	3.0	29,000	100.0
FAIRFAX (6)	2007	JOINT VENTURE	10.1	101,332	100.0	WALGREEN'S	2021	2041	TJ MAXX	2014	2024
FAIRFAX (7)	1998	JOINT VENTURE	37.0	323,262	100.0	HOME DEPOT	2013	2033	COSTCO	2011	2046	SPORTS AUTHORITY	2008	2013
FREDERICKSBURG (13)	2005	JOINT VENTURE	3.3	33,179	100.0	CIRCUIT CITY	2018	2038
FREDERICKSBURG (13)	2005	JOINT VENTURE	3.2	32,000	100.0	BASSETT FURNITURE	2019	2039
FREDERICKSBURG (13)	2005	JOINT VENTURE	1.1	11,097	100.0	NTB TIRES	2017	2037
FREDERICKSBURG (13)	2005	JOINT VENTURE	1.1	10,578	100.0	CHUCK E CHEESE	2014	2024
FREDERICKSBURG (13)	2005	JOINT VENTURE	1.0	10,125	100.0	CVS	2022	2042
FREDERICKSBURG (13)	2005	JOINT VENTURE	1.0	10,125	100.0	CVS	2019	2039
FREDERICKSBURG (13)	2005	JOINT VENTURE	1.0	10,125	100.0	SHONEY'S	2023
FREDERICKSBURG (13)	2005	JOINT VENTURE	1.0	10,002	100.0	CRACKER BARREL	2014	2034
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.8	8,027	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.8	8,000	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.8	7,993	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.7	7,256	100.0
FREDERICKSBURG (13)	2005	FEE	0.7	7,241	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.7	7,200	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.7	7,200	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.7	7,000	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.7	6,818	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.6	6,100	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.6	6,000	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.6	5,892	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.6	5,540	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.5	5,126	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.5	5,020	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.5	4,842	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.5	4,828	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.5	4,800	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.4	4,352	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.4	4,261	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.4	3,822	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.4	3,650	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.3	3,076	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.3	3,028	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.3	3,000	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.3	3,000	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.3	2,909	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.2	2,454	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.2	2,170	100.0
FREDERICKSBURG (13)	2005	JOINT VENTURE	0.2	1,762	100.0
HARRISONBURG (10) (3)	2007	JOINT VENTURE	19.0	187,534	93.7	KOHL'S	2024	2064	MARTIN'S	2027	2067
LEESBURG (6)	2007	JOINT VENTURE	27.9	316,586	100.0	SHOPPERS FOOD	2015	2060	STEIN MART	2011	2031	ROSS DRESS FOR LESS	2013	2023
MANASSAS	1997	FEE	13.5	117,525	93.7	SUPER FRESH	2011	2026	JO-ANN FABRICS	2011
MANASSAS (8)	2005	JOINT VENTURE	8.9	107,233	100.0	BURLINGTON COAT FACTORY	2009	2030	AUTOZONE	2010	2025
PENTAGON CITY (9)	2004	FEE	16.8	330,467	97.9	COSTCO	2009	2044	MARSHALLS	2010	2025	BEST BUY	2009	2024
RICHMOND	2002	FEE	8.5	84,683	100.0	BLOOM BROTHERS FURNITURE	2013	2023
RICHMOND	1995	FEE	11.5	128,612	100.0	BURLINGTON COAT FACTORY	2010	2035
RICHMOND (13)	2005	JOINT VENTURE	0.3	3,060	100.0
ROANOKE	2004	FEE	7.7	81,789	100.0	DICK'S SPORTING GOODS	2019	2034	CIRCUIT CITY	2020	2040
ROANOKE (10)	2007	JOINT VENTURE	35.7	301,689	96.2	MICHAELS	2009	2019	MARSHALLS	2013	2033	ROSS DRESS FOR LESS	2016	2036
STAFFORD (13)	2005	JOINT VENTURE	9.9	101,042	100.0	GIANT FOOD	2027	2072	STAPLES	2017	2032	PETCO SUPPLIES & FISH	2012	2027
STAFFORD (13)	2005	JOINT VENTURE	0.7	7,310	100.0
STAFFORD (13)	2005	JOINT VENTURE	0.4	4,400	100.0
STAFFORD (13)	2005	JOINT VENTURE	1.2	4,211	100.0
STAFFORD (8)	2005	JOINT VENTURE	30.8	331,730	100.0	SHOPPERS FOOD	2023	2053	TJ MAXX	2016	2036	ROSS DRESS FOR LESS	2015	2035
STERLING (12)	2003	JOINT VENTURE	38.1	361,043	100.0	TOYS "R" US	2012	2037	MICHAELS	2011	2026	CIRCUIT CITY	2017	2037
STERLING (8)	2006	JOINT VENTURE	103.3	737,503	99.6	WAL-MART	2021	2091	LOWE'S HOME CENTER	2021	2061	SAM'S CLUB	2021	2091
WOODBRIDGE	1973	GROUND LEASE (2072)/JOINT VENTURE	19.6	150,793	100.0	CAMPOS FURNITURE	2009		SALVATION ARMY	2009	2014	WEDGEWOOD ANTIQUES	2008
WOODBRIDGE (7)	1998	JOINT VENTURE	54.0	494,048	99.8	LOWE'S	2012	2032	SHOPPERS FOOD	2009	2044	BEST BUY	2010	2025
WASHINGTON
AUBURN	2007	FEE	13.7	171,032	99.1	ALBERTSONS	2018	2038	OFFICE DEPOT	2009	2029	RITE AID	2008	2028
BELLEVUE (3)	2004	JOINT VENTURE	41.6	393,428	100.0	TARGET	2012	2037	NORDSTROM RACK	2012	2032	SAFEWAY	2012	2027
BELLINGHAM (6)	2006	FEE	30.5	376,023	98.9	KMART	2009	2049	COST CUTTERS	2009	2044	JO-ANN FABRICS	2010	2025
BELLINGHAM (7)	1998	JOINT VENTURE	20.0	188,885	97.8	MACY'S	2012	2022	BEST BUY	2017	2032	BED BATH & BEYOND	2012	2027
FEDERAL WAY (7)	2000	JOINT VENTURE	17.0	200,126	94.1	QFC	2015	2045	JO-ANN FABRICS	2010	2030	BARNES & NOBLE	2011	2026
KENT (6)	2006	FEE	23.1	86,909	98.3	ROSS DRESS FOR LESS	2011	2026
KENT (6)	2006	FEE	7.2	69,090	98.3	RITE AID	2015	2035
LAKE STEVENS (6)	2006	FEE	18.6	216,132	88.2	SAFEWAY	2032	2077	G.I. JOE'S	2018	2038	MCDONALD'S	2013	2038
MILL CREEK (6)	2006	FEE	12.4	113,641	96.1	SAFEWAY	2015	2045	PENNZOIL	2018
OLYMPIA (6)	2006	FEE	15.0	167,117	93.7	ALBERTSONS	2008	2043	ROSS DRESS FOR LESS	2010	2015
OLYMPIA (6)	2006	FEE	6.7	69,212	73.4	BARNES & NOBLE	2010	2015	PETCO	2013	2023
SEATTLE (6)	2006	GROUND LEASE (2083)	3.2	146,819	84.9	SAFEWAY	2012	2037	PRUDENTIAL NW REALTY	2009	2018	BARTELL DRUGS	2012	2022
SILVERDALE (6)	2006	GROUND LEASE (2059)	14.7	170,406	100.0	SAFEWAY	2024	2059	JO-ANN FABRICS	2012	2032	RITE AID	2011	2041
SILVERDALE (6)	2006	FEE	5.1	67,287	93.8	ROSS DRESS FOR LESS	2016	2026

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

SPOKANE (8)	2005	JOINT VENTURE	8.3	129,785	100.0	BED BATH & BEYOND	2011	2026	ROSS DRESS FOR LESS	2009	2019	RITE AID	2009	2039
TACOMA (6)	2006	FEE	14.5	134,839	100.0	TJ MAXX	2019		GALAXY THEATRES	2008	2018	OFFICE DEPOT	2012
TUKWILA (7)	2003	JOINT VENTURE	45.9	459,071	100.0	THE BON MARCHE'	2009	2019	BEST BUY	2016	2031	GART SPORTS	2014	2029
VANCOUVER (6)	2006	FEE	6.3	69,790	95.4	SUPERMAX	2016	2026	HI SCHOOL PHARMACY	2012	2017
WEST VIRGINIA
CHARLES TOWN	1985	FEE	22.0	208,888	97.4	WAL-MART	2017	2047	STAPLES	2016
HUNTINGTON	1993	FEE	19.5	2,400	100.0
SOUTH CHARLESTON	1999	FEE	14.8	147,865	94.3	KROGER	2011	2041	TJ MAXX	2011	2021

CANADA
ALBERTA
SHOPPES @ SHAWNESSEY	2002	JOINT VENTURE	16.3	162,988	100.0	ZELLERS	2011	2096
SHAWNESSY CENTRE	2002	JOINT VENTURE	30.6	306,010	100.0	FUTURE SHOP (BEST BUY)	2009	2024	LINEN N THINGS	2015	2025	BUSINESS DEPOT (STAPLES)	2013	2028
BRENTWOOD	2002	JOINT VENTURE	31.2	311,574	98.5	CANADA SAFEWAY	2008	2032	SEARS WHOLE HOME	2010	2020	LINEN N THINGS	2016	2031
SOUTH EDMONTON COMMON	2002	JOINT VENTURE	42.9	428,745	100.0	HOME OUTFITTERS	2016	2031	LONDON DRUGS	2020	2057	MICHAELS	2011	2026
GRANDE PRAIRIE III	2002	JOINT VENTURE	6.3	63,413	100.0	MICHAELS	2011	2031	WINNERS (TJ MAXX)	2011	2026	JYSK LINEN	2012	2022
BRITISH COLUMBIA
TILLICUM	2002	JOINT VENTURE	47.3	472,528	99.1	ZELLERS	2013	2098	SAFEWAY	2023	2053	WINNERS (TJ MAXX)	2008	2023
PRINCE GEORGE	2001	JOINT VENTURE	37.3	372,725	96.3	OVERWAITEE	2018	2028	THE BAY	2013	2083	LONDON DRUGS	2017	2027
STRAWBERRY HILL	2002	JOINT VENTURE	33.8	337,931	100.0	HOME DEPOT	2016	2041	CINEPLEX ODEON	2014	2024	WINNERS (TJ MAXX)	2009	2024
MISSION	2001	JOINT VENTURE	27.1	271,462	99.4	OVERWAITEE	2018	2028	FAMOUS PLAYERS	2010	2030	LONDON DRUGS	2019	2046
ABBOTSFORD	2002	JOINT VENTURE	22.0	219,713	99.0	ZELLERS	2052	2082	PETSMART	2013	2033	WINNERS (TJ MAXX)	2008	2023
CLEARBROOK	2001	JOINT VENTURE	18.8	188,253	100.0	SAFEWAY	2008	2037	STAPLES	2012	2022	LANDMARK CINEMAS	2011	2021
SURREY	2001	JOINT VENTURE	17.1	170,725	100.0	CANADA SAFEWAY	2011	2061	LONDON DRUGS	2011	2021
LANGLEY POWER CENTER	2003	JOINT VENTURE	22.8	228,314	100.0	WINNERS (TJ MAXX)	2012	2027	MICHAELS	2011	2021	FUTURE SHOP (BEST BUY)	2012	2022
LANGLEY GATE	2002	JOINT VENTURE	15.2	151,802	100.0	SEARS	2008	2018	PETSMART	2008	2038	WINNERS (TJ MAXX)	2008	2017
ONTARIO
THICKSON RIDGE	2002	JOINT VENTURE	36.3	363,039	100.0	WINNERS (TJ MAXX)	2013	2023	FUTURE SHOP (BEST BUY)	2011	2016	SEARS WHOLE HOME	2012	2022
SHOPPERS WORLD ALBION	2002	JOINT VENTURE	38.0	380,295	100.0	CANADIAN TIRE	2014	2029	FORTINO'S	2010	2030
SHOPPERS WORLD DANFORTH	2002	JOINT VENTURE	32.8	328,198	99.6	ZELLERS	2009	2029	DOMINION	2018	2028	BUSINESS DEPOT (STAPLES)	2015	2030
LINCOLN FIELDS	2002	JOINT VENTURE	29.0	289,869	94.2	WAL MART	2010	2025	LOEB (GROUND)	2009	2024	CAA OTTAWA	2008	2015
404 TOWN CENTRE	2002	JOINT VENTURE	24.4	244,379	98.0	ZELLERS	2009	2024	A & P	2008	2027	NATIONAL GYM CLOTHING	2019	2024
SUDBURY	2002	JOINT VENTURE	23.4	234,299	100.0	FAMOUS PLAYERS	2019	2039	BUSINESS DEPOT (STAPLES)	2014	2024	CHAPTERS	2010	2030
SUDBURY	2004	JOINT VENTURE	17.0	169,524	100.0	WINNERS (TJ MAXX)	2015	2030	LINEN N THINGS	2016	2031	MICHAELS	2015	2035
CLARKSON CROSSING	2004	JOINT VENTURE	21.3	213,051	100.0	CANADIAN TIRE	2023	2043	A & P	2023	2048
GREEN LANE CENTRE	2003	JOINT VENTURE	16.0	160,195	100.0	LINEN N THINGS	2014	2029	MICHAELS	2013	2033	PETSMART	2014	2039
KENDALWOOD	2002	JOINT VENTURE	15.6	156,274	93.7	PRICE CHOPPER	2013	2038	VALUE VILLAGE	2008	2028	SHOPPERS DRUG MART	2011	2021
LEASIDE	2002	JOINT VENTURE	13.3	133,035	100.0	CANADIAN TIRE	2011	2036	FUTURE SHOP (BEST BUY)	2011	2021	PETSMART	2012	2037
DONALD PLAZA	2002	JOINT VENTURE	9.1	91,462	95.9	WINNERS (TJ MAXX)	2008	2023
ST. LAURANT	2002	JOINT VENTURE	12.6	125,984	100.0	ZELLERS	2017	2046	LOEB	2008	2023
BOULEVARD CENTRE III	2004	JOINT VENTURE	8.3	82,961	100.0	FOOD BASICS	2025	2055
RIOCAN GRAND PARK	2003	JOINT VENTURE	11.9	118,637	100.0	SHOPPERS DRUG MART	2018	2038	WINNERS (TJ MAXX)	2014	2024	BUSINESS DEPOT (STAPLES)	2011	2021
WALKER PLACE	2002	JOINT VENTURE	7.0	69,857	98.1	COMMISSO'S	2012	2032
SCARBOROUGH	2005	JOINT VENTURE	2.3	20,506	100.0	AGINCOURT NISSAN LIMITED	2020
SCARBOROUGH	2005	JOINT VENTURE	1.8	13,433	100.0	MORNINGSIDE NISSAN LIMITED	2020
TORONTO	2007	JOINT VENTURE	0.5	46,986	100.0	TRANSWORLD FINE CARS	2027
WINDSOR	2007	JOINT VENTURE	6.6	58,147	100.0	PERFORMANCE FORD SALES, INC.	2027
MARKETPLACE TORONTO	2002	JOINT VENTURE	17.1	171,088	99.6	WINNERS (TJ MAXX)	2014	2029	MARK'S WORK WEARHOUSE	2015	2025	SEARS APPLIANCE	2015	2025
PRINCE EDWARD ISLAND
CHARLOTTETOWN	2002	JOINT VENTURE	39.4	393,636	99.3	ZELLERS	2019	2079	WINNERS (TJ MAXX)	2009	2019	WEST ROYALTY FITNESS	2010	2015
QUEBEC
GREENFIELD PARK	2002	JOINT VENTURE	36.4	364,003	100.0	WINNERS (TJ MAXX)	2011	2021	BUREAU EN GROS (STAPLES)	2008	2022	GUZZO CINEMA	2019	2039
JACQUES CARTIER	2002	JOINT VENTURE	21.2	211,502	94.4	GUZZO CINEMA	2010	2040	VALUE VILLAGE	2008	2028	IGA	2012	2022
CHATEAUGUAY	2002	JOINT VENTURE	21.1	211,345	99.0	SUPER C	2008	2028	HART	2015	2025

CHILE
SANTIAGO	2007	JOINT VENTURE	2.8	27,715	78.5
SANTIAGO	2007	JOINT VENTURE	5.0	50,492	89.9
SANTIAGO	2007	JOINT VENTURE	1.3	13,487	87.1
SANTIAGO	2007	JOINT VENTURE	0.7	6,684	100.0

MEXICO
BAJA CALIFORNIA
MEXICALI	2006	FEE	12.1	121,271	99.5	CINEPOLIS	2020
MEXICALI (4)	2006	JOINT VENTURE	10.3	103,000	100.0	WAL-MART	2022
ROSARITO (4)	2007	JOINT VENTURE	41.4	147,000	100.0	HOME DEPOT	2023		CINEPOLIS	2023
TIJUANA (4)	2005	JOINT VENTURE	38.7	380,000	100.0	WAL-MART	2021		MM CINEMA	2016		COPELL	2016
TIJUANA (4)	2007	JOINT VENTURE	12.3	84,000	100.0	COMERCIAL MEXICANA
TIJUANA (4)	2007	JOINT VENTURE	50.5	165,000	100.0	WAL-MART			CINEPOLIS	2024
BAJA CALIFORNIA SUR
LOS CABOS (4)	2007	FEE	24.8	-	-
CAMPECHE
CIUDAD DEL CARMEN (4)	2007	JOINT VENTURE	24.7	81,000	100.0	CHEDRAUI GROCERY	2024
CHIAPAS
TAPACHULA (4)	2007	FEE	29.7	124,000	100.0	WAL-MART	2024
CHIHUAHUA
JUAREZ	2003	JOINT VENTURE	23.8	238,135	89.8	SORIANA	2008
JUAREZ (4)	2006	JOINT VENTURE	11.8	118,000	100.0	WAL-MART	2027
COAHUILA
CIUDAD ACUNA	2007	FEE	3.2	31,699	95.6
SABINAS	2007	FEE	1.0	10,147	100.0
SALTILLO (4)	2005	FEE	25.8	266,000	100.0	HEB	2020
SALTILLO PLAZA	2002	JOINT VENTURE	17.4	173,766	97.7	HEB	2042
DURANGO
DURANGO	2007	FEE	1.2	11,911	100.0
GUERRERO
ACAPULCO	2005	FEE	40.7	407,321	99.7	WAL-MART	2019
HIDALGO
PACHUCA (4)	2005	JOINT VENTURE	13.7	138,000	100.0	HOME DEPOT	2021
PACHUCA (4)	2005	FEE	11.2	141,000	100.0	WAL-MART	2024
JALISCO
GUADALAJARA	2005	JOINT VENTURE	13.0	129,705	83.7	WAL-MART	2026
GUADALAJARA	2006	FEE	10.0	99,717	100.0	CINEPOLIS	2019		ZARA	2011
GUADALAJARA (4)	2005	JOINT VENTURE	24.0	521,000	100.0	WAL-MART	2025		CINEPOLIS	2022
GUADALAJARA (4)	2006	FEE	17.0	170,000	100.0	WAL-MART	2021		CINEPOLIS	2024
LAGOS DE MORENO	2007	FEE	1.6	15,645	100.0
PUERTO VALLARTA	2006	JOINT VENTURE	8.6	85,874	87.6	SORIANA	2021
MEXICO
HUEHUETOCA	2004	JOINT VENTURE	17.0	170,266	95.3	WAL-MART	2014

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

HUEHUETOCA (4)	2007	FEE	7.9	16,000	100.0	COPPEL	2023
TECAMAC (4)	2006	JOINT VENTURE	8.2	82,000	100.0	WAL-MART	2023
MEXICO CITY
INTERLOMAS	2007	JOINT VENTURE	24.6	246,132	98.6	GAMEWORKS	2011		ZARA	2018
IXTAPALUCA	2007	FEE	1.4	13,702	100.0
MEXICO CITY	2005	FEE	0.7	30,723	88.4
TLALNEPANTLA	2005	JOINT VENTURE	14.7	398,911	94.6	WAL-MART	2026
MORELOS
CUAUTLA (4)	2006	JOINT VENTURE	23.3	233,000	100.0	WAL-MART	2023
NAYARIT
NEUVO VALLARTA (4)	2007	FEE	19.7	129,000	100.0	WAL-MART
NUEVO LEON
ESCOBEDO (4)	2006	JOINT VENTURE	23.6	236,000	100.0	HEB	2042
MONTERREY	2002	JOINT VENTURE	26.3	262,937	95.4	HEB	2042
MONTERREY (4)	2006	FEE	19.7	197,000	100.0	HEB	2047
OAXACA
TUXTEPEC	2005	JOINT VENTURE	9.3	92,801	99.0	WAL-MART	2025
TUXTEPEC (4)	2007	JOINT VENTURE	10.0	30,000	100.0	MM CINEMA
QUERETARO
SAN JUAN DEL RIO (4)	2006	FEE	8.4	84,000	100.0	WAL-MART
QUINTANA ROO
CANCUN	2004	FEE	9.1	91,130	100.0	WAL-MART	2018
CANCUN	2007	FEE	26.7	266,816	93.0	SUBURBIA			CINEPOLIS
SAN LUIS POTOSI
SAN LUIS	2004	JOINT VENTURE	12.1	121,334	97.6	HEB	2019
SONORA
LOS MOCHIS (4)	2007	FEE	9.9	89,000	100.0	WAL-MART
TAMAULIPAS
ALTAMIRA	2007	FEE	2.4	24,479	100.0
MATAMOROS	2007	FEE	15.4	153,537	99.8	CINEPOLIS	2014		GIGANTE	2009		OFFICE DEPOT	2015
MATAMOROS	2007	FEE	1.1	10,900	100.0
MATAMOROS	2007	FEE	1.1	10,835	100.0
NUEVO LAREDO	2007	FEE	0.9	8,565	100.0
NUEVO LAREDO	2007	FEE	1.1	10,760	100.0
NUEVO LAREDO (4)	2006	FEE	11.0	110,000	100.0	WAL-MART
REYNOSA	2004	JOINT VENTURE	39.1	391,372	96.9	HEB	2029
REYNOSA	2007	FEE	11.5	115,093	100.0	GIGANTE	2012
REYNOSA	2007	FEE	1.0	9,684	100.0
REYNOSA	2007	FEE	1.5	14,741	100.0
RIO BRAVO	2007	FEE	1.0	9,673	100.0
TAMPICO	2007	FEE	1.6	16,162	100.0
VERACRUZ
MINATITLAN	2007	FEE	2.0	19,847	100.0

TOTAL 946 SHOPPING CENTER PROPERTY INTERESTS			14,862	131,695,110

US PREFERRED EQUITY INVESTMENTS (RETAIL ASSETS ONLY)

ALASKA
ANCHORAGE (3)	2006	JOINT VENTURE	5.9	84,463	90.2	COMPUSA	2011	2026	BED, BATH & BEYOND	2018	2038
ALABAMA
BOAZ	2006	JOINT VENTURE	2.6	27,900	93.5	DOLLAR TREE	2009	2014
ARIZONA
TUSCON	2006	JOINT VENTURE	57.3	504,010	98.7	LOEWS/CINEPLEX ODEON	2017	2037	LINENS 'N THINGS	2013	2023	BARNES & NOBLE	2012	2022
CALIFORNIA
CHATSWORTH	2003	JOINT VENTURE	6.8	75,875	100.0	KAHOOTS	2014	2024	SMART & FINAL	2014	2034	TRADER JOE'S COMPANY	2014	2029
HAWTHORNE	2003	JOINT VENTURE	14.4	182,605	100.0	KROGER (FOOD 4 LESS)	2012	2042	SPORTMART	2013	2028	ROSS STORES INC.	2009	2024
HAWTHORNE	2004	JOINT VENTURE	0.5	21,507	100.0	OFFICE DEPOT	2019	2038
MALIBU	2007	JOINT VENTURE	1.9	22,279	94.8
MALIBU	2007	JOINT VENTURE	1.3	15,148	100.0
COLORADO
LA JUNTA	2006	JOINT VENTURE	2.9	20,500	84.4
FLORIDA
APOPKA	2007	JOINT VENTURE	7.9	71,615	100.0	WINN DIXIE	2013	2038
AUBURNDALE	2006	JOINT VENTURE	4.0	8,297	34.4
BRANDON (4)	2006	JOINT VENTURE	4.6	10,424	41.8
CLEARWATER	2004	JOINT VENTURE	8.4	84,441	99.9	KASH N KARRY	2009	2034	WALGREEN'S	2009
CLEARWATER (3)	2007	JOINT VENTURE	3.1	31,729	-
DELRAY BEACH (3)	2007	JOINT VENTURE	18.0	118,175	100.0	PUBLIX SUPERMARKETS, INC.	2011	2021	DELRAY SQUARE CINEMAS INC.	2011	2011
DELTONA	2004	JOINT VENTURE	7.0	80,567	94.3	WINN DIXIE	2009	2034	PET SUPERMARKET	2009	2029
JACKSONVILLE	2006	JOINT VENTURE	4.8	4,900	100.0
LAKE WALES	2007	JOINT VENTURE	3.0	-	-
LOXAHATCHEE	2003	JOINT VENTURE	8.5	75,194	98.0	WINN DIXIE	2019	2054
MIAMI	2004	JOINT VENTURE	50.0	651,011	97.3	HOME DEPOT	2028	2058	TIGER DIRECT	2010	2020	AMC CINEMA	2009
PEMBROKE PINES	2004	JOINT VENTURE	15.5	137,259	94.5	TENG SOUTH III, LLC	2012	2032	EEMAC INC	2011	2021
PERRY	2006	JOINT VENTURE	1.6	14,900	77.2
SARASOTA	2005	JOINT VENTURE	12.6	148,348	95.0	OFFICE DEPOT	2015	2025	PETSMART	2013	2033	JO-ANN FABRIC	2013	2018
SPRING HILL	2003	JOINT VENTURE	7.3	69,917	100.0	WINN DIXIE	2010	2035
TAMPA	2004	JOINT VENTURE	11.4	100,538	99.3	KASH N KARRY	2015	2035	US POSTAL SERVICE	2010		BEALL'S OUTLET	2008
WELLINGTON	2002	JOINT VENTURE	18.7	171,955	71.3	WELLINGTON THEATRE	2008	2018	WALGREEN'S	2029		CLUB FITNESSWORKS	2012
GEORGIA
MOULTRIE	2006	JOINT VENTURE	22.4	196,589	99.2	WAL MART	2017	2047
ILLINOIS
LANSING	2005	JOINT VENTURE	52.8	320,184	97.2	WAL-MART	2020	2070	OFFICE DEPOT	2012	2037	JO-ANN FABRIC	2008	2018
INDIANA
NEW ALBANY	2004	JOINT VENTURE	7.6	31,753	88.2
NEW ALBANY	2004	JOINT VENTURE	6.8	26,085	85.6
SHELBYVILLE	2006	JOINT VENTURE	1.5	14,150	77.4
TELL CITY	2006	JOINT VENTURE	2.3	27,000	82.2
IOWA
FORT DODGE	2006	JOINT VENTURE	3.1	33,700	100.0
KEOKUK	2006	JOINT VENTURE	1.0	10,160	72.4
MARSHALLTOWN	2006	JOINT VENTURE	3.1	22,900	93.0
NEWTON	2006	JOINT VENTURE	1.9	20,300	100.0
OSKALOOSA	2006	JOINT VENTURE	2.0	20,700	100.0

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

OTTUMWA	2006	JOINT VENTURE	3.0	22,200	92.8
WEST BURLINGTON	2006	JOINT VENTURE	2.9	26,100	100.0
WEST DES MOINES	2006	JOINT VENTURE	7.6	53,423	82.6
KENTUCKY
LOUISVILLE	2006	JOINT VENTURE	36.3	156,672	85.0	BEST BUY	2021	2056	TJ MAXX	2008	2021	GOODY'S	2009	2029
RADCLIFF	2006	JOINT VENTURE	4.7	36,900	95.7	DOLLAR TREE	2010	2020
LOUISIANA
ALEXANDRIA	2006	JOINT VENTURE	2.2	20,400	100.0	DOLLAR TREE	2013	2018
LAFAYETTE	2007	JOINT VENTURE	12.9	29,405	84.4
LAKE CHARLES	2007	JOINT VENTURE	17.3	126,601	98.8
MINDEN	2006	JOINT VENTURE	3.1	27,300	100.0	DOLLAR TREE	2008	2018
PINEVILLE	2006	JOINT VENTURE	3.0	32,200	100.0
SHREVEPORT	2005	JOINT VENTURE	18.4	93,669	100.0	OFFICE MAX	2012	2032	BARNES & NOBLE	2013	2028	OLD NAVY	2012	2012
SHREVEPORT	2006	JOINT VENTURE	8.4	78,591	80.9	MICHAELS	2014	2034	DOLLAR TREE	2010	2025
ZACHARY	2006	JOINT VENTURE	3.2	29,600	100.0
MASSACHUSETTS
HAVERHILL	2006	JOINT VENTURE	6.9	63,203	94.8
MISSISSIPPI
PETAL	2006	JOINT VENTURE	3.2	30,180	100.0
RIDGELAND	2005	JOINT VENTURE	3.3	41,759	52.0
RIDGELAND	2005	JOINT VENTURE	3.8	61,753	86.1	PARTY CITY	2009
RIDGELAND	2005	JOINT VENTURE	6.0	81,626	100.0	ACADEMY SPORTS	2019	2029
NEW HAMPSHIRE
LANCASTER	2006	JOINT VENTURE	10.8	50,080	100.0	SHAW'S SUPERMARKET	2018	2048
LITTLETON	2006	JOINT VENTURE	43.0	34,583	100.0	STAPLES	2015	2020
NEWPORT	2006	JOINT VENTURE	20.0	117,828	94.5	SHAW'S SUPERMARKET	2015	2031
WOODSVILLE	2006	JOINT VENTURE	1.7	11,280	100.0	RITE AID	2017	2042
WOODSVILLE	2006	JOINT VENTURE	3.5	39,000	100.0	SHAW'S SUPERMARKET	2015	2030
NEW JERSEY
WHITING	2007	JOINT VENTURE	26.7	95,848	100.0	STOP 'N SHOP	2026	2046
NEW YORK
LAKE GROVE	2007	JOINT VENTURE	14.1	157,196	72.0	JC PENNEY	2012	2022	RAYMOUR AND FLANIGAN	2008		CARPET DEPOT	2008
PORT JEFFERSON STATION	2007	JOINT VENTURE	7.0	65,083	100.0	GIUNTA'S MEAT FARM SUPERMARKET	2016	2016
OHIO
WAUSEON	2006	JOINT VENTURE	1.6	13,100	72.5
OKLAHOMA
DURANT	2006	JOINT VENTURE	3.5	32,200	95.0
NEWCASTLE	2006	JOINT VENTURE	1.5	11,600	89.7
SHAWNEE	2006	JOINT VENTURE	3.1	35,640	100.0	DOLLAR TREE	2014	2019
PENNSYLVANIA
FAIRVIEW TOWNSHIP	2005	JOINT VENTURE	6.8	71,979	100.0	GIANT	2017	2037
HALIFAX TOWNSHIP	2005	JOINT VENTURE	8.5	54,150	100.0	GIANT	2019	2039
HOWE TOWNSHIP	2005	JOINT VENTURE	12.1	66,789	100.0	GIANT	2021	2041	RITE AID	2016	2026
WILLIAMSPORT	2002	JOINT VENTURE	29.0	293,825	100.0	K MART	2011	2026	GIANT	2019	2049	STAPLES	2014	2029
TENNESSEE
COOKEVILLE	2007	JOINT VENTURE	37.6	211,483	97.6	BI-LO	2018	2048	GOODY'S	2013	2023	TJ MAXX	2014	2034
PULASKI	2006	JOINT VENTURE	3.0	28,100	100.0
TEXAS
AUSTIN	2006	JOINT VENTURE	19.8	207,578	99.2	ACADEMY SPORTS	2012	2022	PACIFIC RESOURCES ASSOCIATION	2011	2031	GOLD'S TEXAS HOLDINGS, L.P.	2012	2022
AUSTIN	2006	JOINT VENTURE	10.9	131,039	96.9	24 HOUR FITNESS	2024	2034	DOLLAR TREE	2011	2025
AUSTIN	2004	JOINT VENTURE	20.0	97,784	90.2	OSHMAN'S	2014	2029	BED BATH & BEYOND	2014	2029
AUSTIN	2005	JOINT VENTURE	15.6	178,700	80.7	GOLD'S TEXAS HOLDINGS, L.P.	2014	2019	MONARCH EVENTS	2017	2027	HEB GROCERY COMPANY, LP	2009	2011
AUSTIN	2006	JOINT VENTURE	4.2	40,000	100.0	DAVE AND BUSTERS	2019	2034
AUSTIN	2006	JOINT VENTURE	10.2	88,829	91.0	BARNES & NOBLE	2014	2029	PETCO	2011	2021
AUSTIN	2006	JOINT VENTURE	4.8	54,651	100.0	CONN'S ELECTRIC	2010	2020
BELTON	2006	JOINT VENTURE	3.4	28,060	95.7	DOLLAR TREE	2010	2020
CARROLLTON	2006	JOINT VENTURE	1.8	14,950	74.8
CARROLLTON	2006	JOINT VENTURE	2.0	18,740	67.5
FT. WORTH	2005	JOINT VENTURE	6.4	68,492	95.2
GEORGETOWN	2005	JOINT VENTURE	12.1	117,018	91.6	DOLLAR TREE	2010	2025	CVS	2009	2009
KILLEEN (4)	2006	JOINT VENTURE	3.0	22,464	64.9
LAKE JACKSON (4)	2006	JOINT VENTURE	8.0	34,969	54.8
PAMPA	2006	JOINT VENTURE	1.5	16,160	75.2
PLAINVIEW	2006	JOINT VENTURE	3.4	31,720	81.7
RICHARDSON	2007	JOINT VENTURE	4.8	52,039	85.2
SAN ANTONIO	2003	JOINT VENTURE	8.1	103,123	97.3
SAN MARCOS	2005	JOINT VENTURE	17.0	185,092	100.0	HOBBY LOBBY	2013	2023	HASTINGS ENTERTAINMENT INC	2009	2019	TRACTOR SUPPLY COMPANY	2013	2013
SOUTHLAKE	2005	JOINT VENTURE	15.1	132,609	95.6	HOBBY LOBBY	2021	2031
TYLER	2006	JOINT VENTURE	3.3	35,840	100.0	DOLLAR TREE	2014	2019

CANADA PREFERRED EQUITY INVESTMENTS (RETAIL ASSETS ONLY)
ALBERTA
CALGARY	2005	JOINT VENTURE	0.3	6,308	100.0
CALGARY	2004	JOINT VENTURE	9.0	172,021	91.2	WINNERS APPAREL LTD.	2012	2022	THE HOUSE OF TOOLS	2010	2015	DOLLAR GIANT STORE
CALGARY	2004	JOINT VENTURE	10.0	127,598	94.6	BEST BUY CANADA LTD.	2009	2034	WINNERS MERCHANTS INT. LP	2014	2025	NOVA SCOTIA COMPANY
EDMONTON (3)	2007	JOINT VENTURE	17.9	75,063	100.0	LONDON DRUGS LTD.	2015	2035
HINTON	2004	JOINT VENTURE	18.5	137,735	88.4	WAL-MART CANADA CORP.	2011	2036	CANADA SAFEWAY	2010	2045
LETHBRIDGE	2005	JOINT VENTURE	0.3	7,226	100.0
LETHBRIDGE	2005	JOINT VENTURE	0.2	4,000	100.0
LETHBRIDGE	2006	JOINT VENTURE	25.6	370,525	98.6	ZELLERS	2023	2078	CANADIAN TIRE	2009	2029	SAVE ON FOOD & DRUGS	2011	2031
BRITISH COLUMBIA
100 MILE HOUSE	2004	JOINT VENTURE	7.2	69,051	98.7	SAVE ON FOOD & DRUGS	2015	2035	SAAN	2008	2013
BURNABY	2005	JOINT VENTURE	0.6	8,788	100.0
COURTENAY	2005	JOINT VENTURE	0.3	4,024	100.0
GIBSONS	2004	JOINT VENTURE	10.3	141,393	78.8	LONDON DRUGS LTD.	2021	2031	SUPER VALU	2012	2012	CHEVRON CANADA LTD.	2017	2022
KAMLOOPS (4)	2005	JOINT VENTURE	9.7	106,687	100.0	WINNERS	2016	2031	JYSK	2016	2034	BANK OF MONTREAL	2017	2032
LANGLEY	2004	JOINT VENTURE	7.6	34,832	100.0
PORT ALBERNI	2004	JOINT VENTURE	2.5	32,877	100.0	BUY-LOW FOODS	2012	2027
PRINCE GEORGE	2004	JOINT VENTURE	8.0	83,405	100.0	SAVE ON FOOD & DRUGS	2008	2027	SHOPPERS REALTY INC.	2014	2044
SURREY	2004	JOINT VENTURE	8.0	104,191	89.9	SAFEWAY STORE	2012	2033	THEATRE NEAR YOU	2008	2013
TRAIL	2004	JOINT VENTURE	15.9	181,291	94.1	ZELLERS	2009	2019	EXTRA FOODS	2014	2044
VANCOUVER	2004	JOINT VENTURE	3.0	35,954	94.5
WESTBANK	2004	JOINT VENTURE	9.7	111,431	99.1	SAVE ON FOOD & DRUGS	2017	2037	SHOPPER'S DRUGMART	2015	2045	G&G HARDWARE	2011
WESTBANK (4)	2006	JOINT VENTURE	25.9	15,730	100.0	STAPLES	2022	2037

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

MANITOBA
WINNIPEG	2005	JOINT VENTURE	0.4	4,200	100.0
NEW BRUNSWICK
FREDERICTON	2005	JOINT VENTURE	0.6	6,742	100.0
MONCTON	2005	JOINT VENTURE	0.4	4,655	-
NEWFOUNDLAND
ST. JOHN'S	2006	JOINT VENTURE	25.8	446,607	87.0	SEARS	2008	2038	CONVERGYS CALL CENTRE	2016	2019	GOODLIFE FITNESS CENTRES	2018	2027
ONTARIO
BARRIE	2005	JOINT VENTURE	1.1	4,748	100.0
BARRIE	2005	JOINT VENTURE	1.6	1,680	100.0
BARRIE	2005	JOINT VENTURE	1.6	6,897	63.9
BRANTFORD	2005	JOINT VENTURE	0.8	12,894	100.0
BURLINGTON	2005	JOINT VENTURE	0.8	9,126	100.0
CAMBRIDGE	2005	JOINT VENTURE	1.3	15,730	97.1
CORNWALL	2005	JOINT VENTURE	0.3	4,000	100.0
GUELPH	2005	JOINT VENTURE	0.8	3,600	100.0
HAMILTON	2005	JOINT VENTURE	0.3	6,500	100.0
HAMILTON	2005	JOINT VENTURE	0.5	10,441	100.0
HAMILTON	2005	JOINT VENTURE	0.3	4,125	100.0
KITCHENER	2006	JOINT VENTURE	2.0	13,450	100.0	VALUE VILLAGE	2011	2026
KITCHENER	2006	JOINT VENTURE	5.0	66,579	84.3
LONDON	2005	JOINT VENTURE	0.4	8,152	100.0
LONDON	2005	JOINT VENTURE	0.6	5,700	100.0
LONDON	2004	JOINT VENTURE	6.9	86,612	91.3
MILTON (4)	2007	JOINT VENTURE	36.5	-	-
MISSISSAUGA	2005	JOINT VENTURE	1.8	31,091	100.0	ESTATE HARDWOOD	2010	2015
NORTH BAY	2005	JOINT VENTURE	0.5	6,666	100.0
OTTAWA	2005	JOINT VENTURE	0.3	4,448	100.0
OTTAWA	2007	JOINT VENTURE	1.5	26,512	66.6
OTTAWA	2007	JOINT VENTURE	5.0	46,400	100.0
OTTAWA	2007	JOINT VENTURE	2.6	39,840	100.0	ORMES FURNITURE	2010	2015
OTTAWA	2007	JOINT VENTURE	9.1	3,400	100.0
OTTAWA	2007	JOINT VENTURE	0.6	11,133	74.3
OTTAWA	2007	JOINT VENTURE	2.7	31,001	100.0	LOEB CANADA INC	2012	2017
OTTAWA	2007	JOINT VENTURE	1.1	12,287	100.0
OTTAWA	2007	JOINT VENTURE	0.2	11,265	100.0
ST. CATHERINES	2005	JOINT VENTURE	3.0	38,993	83.1
ST. CATHERINES	2005	JOINT VENTURE	0.3	5,418	100.0
ST. THOMAS	2005	JOINT VENTURE	0.2	3,595	100.0
SUDBURY	2005	JOINT VENTURE	0.6	9,643	42.8
SUDBURY	2006	JOINT VENTURE	5.4	40,128	100.0	PRICE CHOPPER	2012	2022	LIQUIDATION WORLD	2008	2017
WATERLOO	2005	JOINT VENTURE	0.6	5,274	100.0
WATERLOO (4)	2005	JOINT VENTURE	10.0	18,380	100.0	SHOPPER'S DRUG MART	2022	2037
QUEBEC
ALMA	2004	JOINT VENTURE	36.1	267,531	98.9	ZELLERS	2009	2094	SEARS	2011	2026	IGA (COOP DES CONSUMMAT)	2015	2035
CHANDLER	2004	JOINT VENTURE	20.1	114,078	96.2	HART STORES	2009	2024	MCDONALD'S	2015	2025	METRO	2010	2020
GASPE	2004	JOINT VENTURE	15.2	152,285	97.9	CANADIAN TIRE	2021	2046	SOBEYS STORES LTD	2015		HART STORES	2011	2021
JONQUIERE	2004	JOINT VENTURE	25.2	247,404	94.4	ZELLERS	2009	2094	SUPER C GROCERIES	2009	2020	ROSSY	2016	2019
LAMALBAIE	2006	JOINT VENTURE	9.2	118,593	91.9	SAAN	2010		METRO RICHELIEU	2016	2026	CANADIAN TIRE	2008
LAURIER STATION	2006	JOINT VENTURE	3.2	36,366	94.3
MONTREAL (4)	2006	JOINT VENTURE	232.0	407,891	100.0	ZELLERS	2021	2056	THE BRICK	2026	2036	TOYS R US	2021	2041
MONTREAL	2006	GROUND LEASE (2064)/ JOINT VENTURE	6.7	92,703	99.4
MONTREAL	2006	GROUND LEASE (2064)/ JOINT VENTURE	8.0	25,000	100.0
MONTREAL	2006	GROUND LEASE (2064)/ JOINT VENTURE	1.1	10,157	100.0
ROBERVAL	2004	JOINT VENTURE	3.7	127,251	98.8	IGA	2021	2046	ROSSY	2010	2015
SAGUENAY	2004	JOINT VENTURE	13.5	203,980	97.8	ZELLERS	2008		WINNERS	2011	2026	L'AUBAINERIE CONCEPT MODE	2016
ST. AUGUSTIN-DE-DESMAURES	2006	JOINT VENTURE	4.7	52,565	98.3	PROVIGO	2009	2024
ST. JEROME	2007	JOINT VENTURE	6.0	82,391	100.0	MAXI (PROVIGO)	2012	2022	PHARMACIE BRUNET	2013	2023	DOLLARAMA	2009
STE. EUSTACHE	2005	JOINT VENTURE	6.6	88,596	57.8	MAXI (PROVIGO)	2022	2027
STE. EUSTACHE	2005	JOINT VENTURE	2.4	26,694	87.1

TOTAL 170 PREFERRED EQUITY INTERESTS (RETAIL ASSETS ONLY)			1,656	12,469,808

LAND HOLDINGS
ARIZONA
MESA (5)	2005	JOINT VENTURE	6.5	-	-
CHANDLER (5)	2004	JOINT VENTURE	22.9	-	-
MARANA (5)	2006	JOINT VENTURE	158.9	-	-
NORTH CAROLINA
RALEIGH (5)	2001	JOINT VENTURE	4.0	-	-
OHIO
ORANGE TOWNSHIP (5)	2001	FEE	12.2	-	-
OREGON
MCMINNVILLE (5)	2006	JOINT VENTURE	90.5	-	-

MEXICO
SINALOA
MAZALTAN (5)	2007	JOINT VENTURE	36.0	-	-
NUEVO LEON
APODACA (5)	2007	JOINT VENTURE	22.3	-	-

OTHER REAL ESTATEMENT INVESTMENTS

RETAIL STORE LEASES (14)	1995/ 1997	LEASEHOLD	-	1,766,994	97.4

AI PORTFOLIO (VARIOUS CITIES)	2005	JOINT VENTURE	175.8	7,674,988	97.7
NON-RETAIL 265 ASSETS	VARIOUS	VARIOUS	222.4	9,708,998	100.0

GRAND TOTAL 1487 PROPERTY INTERESTS			16,916.9	163,315,898 (15)

(1)	PERCENT LEASED INFORMATION AS OF DECEMBER 31, 2007 OR DATE OF ACQUISITION IF ACQUIRED SUBSEQUENT TO DECEMBER 31, 2007
(2)	THE TERM "JOINT VENTURE" INDICATES THAT THE COMPANY OWNS THE PROPERTY IN CONJUNCTION WITH ONE OR MORE JOINT VENTURE PARTNERS.
THE DATE INDICATED IS THE EXPIRATION DATE OF ANY GROUND LEASE AFTER GIVING AFFECT TO ALL RENEWAL PERIODS.
(3)	DENOTES REDEVELOPMENT PROJECT.
(4)	DENOTES GROUND-UP DEVELOPMENT PROJECT. THE SQUARE FOOTAGE SHOWN REPRESENTS THE COMPLETED LEASEABLE AREA.
(5)	DENOTES LAND HOLDINGS.
(6)	DENOTES PROPERTY INTEREST IN KIMPRU.
(7)	DENOTES PROPERTY INTEREST IN KIMCO INCOME REIT ("KIR").
(8)	DENOTES PROPERTY INTEREST IN KIMCO RETAIL OPPORTUNITY PORTFOLIO ("KROP").
(9)	DENOTES PROPERTY INTEREST IN KIMSOUTH REALTY, INC.
(10)	DENOTES PROPERTY INTEREST IN KIMCO INCOME FUND I.
(11)	DENOTES PROPERTY INTEREST IN PL REALTY LLC.
(12)	DENOTES PROPERTY INTEREST IN OTHER INSTITUTIONAL PROGRAMS.
(13)	DENOTES PROPERTY INTEREST IN UBS.
(14)	THE COMPANY HOLDS INTERESTS IN 19 RETAIL STORE LEASES RELATED TO THE ANCHOR STORE PREMISES IN NEIGHBORHOOD AND COMMUNITY SHOPPING CENTERS.
(15)	DOES NOT INCLUDE 30 FNC REALTY PROPERTIES COMPRISED OF 578K SQUARE FEET, 55 NEWKIRK PROPERTIES CONSISTING OF 2.8 MILLION SQUARE FEET, 401 NET LEASED
PROPERTIES WITH 2.3 MILLION SQUARE FEET AND 14.4 MILLION SQUARE FEET OF PROJECTED LEASEABLE AREA RELATED TO THE GROUND-UP DEVELOPMENT PROJECTS.

Executive Officers of the Registrant

The following table sets forth information with respect to the executive officers of the Company as of
February 27, 2008.

Name	Age	Position	Since

Milton Cooper	78	Chairman of the Board of Directors and	1991
		Chief Executive Officer

Michael J. Flynn	72	Vice Chairman of the Board of Directors and	1996
		President and Chief Operating Officer	1997

David B. Henry	59	Vice Chairman of the Board of Directors and
		Chief Investment Officer	2001

Thomas A. Caputo	61	Executive Vice President	2000

Glenn G. Cohen	44	Vice President -	2000
		Treasurer	1997

Raymond Edwards	45	Vice President -	2001
		Retail Property Solutions

Jerald Friedman	63	President, KDI and	2000
		Executive Vice President	1998

Bruce M. Kauderer (1)	61	Vice President - Legal	1995
		General Counsel and Secretary	1997-2007

Michael V. Pappagallo	48	Executive Vice President -	2005
		Chief Financial Officer	1997

(1)

Effective January 1, 2008, Mr. Kauderer retired as Vice President - Legal, General Counsel and Secretary.

The executive officers of the Company serve in their respective capacities for approximately one-year terms and are subject to re-election by the Board of Directors, generally at the time of the Annual Meeting of the Board of Directors following the Annual Meeting of Stockholders.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder Matters

Market Information  The following sets forth the common stock offerings completed by the Company during the three-year period ended December 31, 2007.  The Company’s common stock was sold for cash at the following offering price per share:

Offering Date

Offering Price

March 2006

$40.80

The table below sets forth, for the quarterly periods indicated, the high and low sales prices per share reported on the NYSE Composite Tape and declared dividends per share for the Company’s common stock.  The Company’s common stock is traded on the New York Stock Exchange under the trading symbol "KIM".

	Stock Price
Period	High	Low	Dividends

2007:
First Quarter	$53.60	$43.59	$0.360
Second Quarter	$50.36	$36.92	$0.360
Third Quarter	$47.58	$33.74	$0.400
Fourth Quarter	$47.69	$34.74	$0.400 (a)

2006:
First Quarter	$42.00	$32.02	$0.330
Second Quarter	$40.57	$34.20	$0.330
Third Quarter	$43.15	$36.18	$0.360
Fourth Quarter	$47.13	$42.13	$0.360 (b)

(a)

Paid on January 15, 2008, to stockholders of record on January 2, 2008.

(b)

Paid on January 16, 2007, to stockholders of record on January 2, 2007.

Holders  The number of holders of record of the Company's common stock, par value $0.01 per share, was 3,442 as of January 31, 2008.

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

The Company has determined that the $1.48 dividend per common share paid during 2007 represented 56% ordinary income, 35% in capital gains and a 9% return of capital to its stockholders.  The $1.35 dividend per common share paid during 2006 represented 66% ordinary income, 28% in capital gains and a 6% return of capital to its stockholders.

In addition to its common stock offerings, the Company has capitalized the growth in its business through the issuance of unsecured fixed and floating-rate medium-term notes, underwritten bonds, mortgage debt and construction loans, convertible preferred stock and perpetual preferred stock.  Borrowings under the Company's revolving credit facilities have also been an interim source of funds to both finance the purchase of properties and other investments and meet any short-term working capital requirements.  The various instruments governing the Company's issuance of its unsecured public debt, bank debt, mortgage debt and preferred stock impose certain restrictions on the Company with regard to dividends, voting, liquidation and other preferential rights available to the holders of such instruments.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 11 and 17 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.

The Company does not believe that the preferential rights available to the holders of its Class F Preferred Stock and Class G Preferred Stock, the financial covenants contained in its public bond indentures, as amended, or its revolving credit agreements will have an adverse impact on the Company's ability to pay dividends in the normal course to its common stockholders or to distribute amounts necessary to maintain its qualification as a REIT.

The Company maintains a dividend reinvestment and direct stock purchase plan (the "Plan") pursuant to which common and preferred stockholders and other interested investors may elect to automatically reinvest their dividends to purchase shares of the Company’s common stock or, through optional cash payments, purchase shares of the Company’s common stock.  The Company may, from time-to-time, either (i) purchase shares of its common stock in the open market or (ii) issue new shares of its common stock for the purpose of fulfilling its obligations under the Plan.

Total Stockholder Return Performance  The following performance chart compares, over the five years ended December 31, 2007, the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the S&P 500 Index and the cumulative total return of the NAREIT Equity REIT Total Return Index (the "NAREIT Equity Index") prepared and published by the National Association of Real Estate Investment Trusts ("NAREIT").  Equity real estate investment trusts are defined as those which derive more than 75% of their income from equity investments in real estate assets.  The NAREIT Equity Index includes all tax qualified equity real estate investment trusts listed on the New York Stock Exchange, American Stock Exchange or the NASDAQ National Market System.  Stockholder return performance, presented quarterly for the five years ended December 31, 2007, is not necessarily indicative of future results.  All stockholder return performance assumes the reinvestment of dividends.

Item 6.  Selected Financial Data

The following table sets forth selected, historical, consolidated financial data for the Company and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this annual report on
Form 10-K.

The Company believes that the book value of its real estate assets, which reflects the historical costs of such real estate assets less accumulated depreciation, is not indicative of the current market value of its properties.  Historical operating results are not necessarily indicative of future operating performance.

	Year ended December 31, (2)
	2007	2006	2005	2004	2003
	(in thousands, except per share information)
Operating Data:
Revenues from rental property (1)	$681,553	$587,547	$501,569	$488,021	$446,096
Interest expense (3)	$213,674	$170,677	$126,432	$105,898	$101,351
Depreciation and amortization (3)	$189,650	$139,263	$100,517	$94,651	$78,817
Gain on sale of development properties (4)	$40,099	$37,276	$33,636	$16,835	$17,495
Gain on transfer/sale of operating properties, net (3)	$2,708	$2,460	$2,833	$-	$3,177
Benefit for income taxes (5)	$30,346	$-	$-	$-	$-
Provision for income taxes (6)	$-	$17,253	$10,989	$8,320	$8,514
Income from continuing operations (7)	$361,934	$345,309	$324,894	$273,393	$234,195
Income per common share, from continuing
operations:
Basic	$1.36	$1.39	$1.38	$1.17	$0.99
Diluted	$1.33	$1.36	$1.36	$1.15	$0.97
Weighted average number of shares of common
stock:
Basic	252,129	239,552	226,641	222,859	214,184
Diluted	257,058	244,615	230,868	227,143	217,540
Cash dividends declared per common share	$1.52	$1.38	$$1.27	$1.16	$1.10

	December 31,
	2007	2006	2005	2004	2003

Balance Sheet Data:	$7,325,035	$6,001,319	$4,560,406	$4,092,222	$4,174,664
Real estate, before accumulated depreciation	$9,097,816	$7,869,280	$5,534,636	$4,749,597	$4,641,092
Total assets	$4,216,415	$3,587,243	$2,691,196	$2,118,622	$2,154,948
Total debt	$3,894,574	$3,366,959	$2,387,214	$2,236,400	$2,135,846
Total stockholders' equity

Cash flow provided by operations	$665,989	$455,569	$410,797	$365,176	$308,632
Cash flow used for investing activities	$(1,507,611)	$(246,221)	$(716,015)	$(299,597)	$(637,636)
Cash flow provided by (used for) financing activities	$$584,056	$59,444	$343,271	$(75,647)	$341,330

(1)

Does not include (i) revenues from rental property relating to unconsolidated joint ventures, (ii) revenues relating to the investment in retail stores leases and (iii) revenues from properties included in discontinued operations.

(2)

All years have been adjusted to reflect the impact of operating properties sold during the  years ended December 31, 2007, 2006, 2005, 2004 and 2003 and properties classified as held for sale as of December 31, 2007, which are reflected in discontinued operations in the Consolidated Statements of Income.

(3)

Does not include amounts reflected in discontinued operations.

(4)

Amounts exclude income taxes

(5)

Does not include amounts reflected in discontinued operations and extraordinary gain.  Amounts include income taxes related to gain on sale of development properties, gain on transfer/sale of operating properties, and adjustment for property carrying value.

(6)

Amounts include income taxes related to gain on sale of development properties and gain on transfer/sale of operating properties.

(7)

Amounts include gain on transfer/sale of operating properties, net of tax.

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

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers.  As of December 31, 2007, the Company had interests in 1,973 properties totaling approximately 183 million square feet of GLA located in 45 states, Canada, Mexico, Puerto Rico and Chile.

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

In connection with the Tax Relief Extension Act of 1999 (the "RMA"), which became effective January 1, 2001, the Company is permitted to participate in activities which it was precluded from previously in order to maintain its qualification as a Real Estate Investment Trust ("REIT"), so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations.  As such, the Company, through its taxable REIT subsidiaries, is engaged in various retail real estate-related opportunities including (i) merchant building, through its wholly owned taxable REIT subsidiaries, which are primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) retail real estate advisory and disposition services, which primarily focus on leasing and disposition strategies of retail real estate controlled by both healthy and distressed and/or bankrupt retailers and (iii) acting as an agent or principal in connection with tax deferred exchange transactions. The Company will consider other investments through taxable REIT subsidiaries should suitable opportunities arise.

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

The Company’s strategy is to maintain a strong balance sheet while investing opportunistically and selectively. The Company intends to continue to execute its plan of delivering solid growth in earnings and dividends.  As a result of the improved 2007 performance, the Board of Directors increased the quarterly dividend per common share to $0.40 from $0.36, effective for the third quarter of 2007.

Critical Accounting Policies

The Consolidated Financial Statements of the Company include the accounts of the Company, its wholly-owned subsidiaries and all entities in which the Company has a controlling interest including where the Company has been determined to be a primary beneficiary of a variable interest entity in accordance with the provisions and guidance of Interpretation No. 46 (R), Consolidation of Variable Interest Entities, or meets certain criteria of a sole general partner or managing member in accordance with Emerging Issues Task Force ("EITF") Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights ("EITF 04-5").  The Company applies these provisions to each of its joint venture investments to determine whether the cost, equity or consolidation method of accounting is appropriate.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related notes.  In preparing these financial statements, management has made its best estimates and assumptions that affect the reported amounts of assets and liabilities.  These estimates are based on, but not limited to, historical results, industry standards and current economic conditions, giving due consideration to materiality.  The most significant assumptions and estimates relate to revenue recognition and the recoverability of trade accounts receivable, depreciable lives, valuation of real estate, joint venture investments and realizability of deferred tax assets.  Application of these assumptions requires the exercise of judgment as to future uncertainties, and, as a result, actual results could materially differ from these estimates.

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

Upon acquisition of operating real estate properties, the Company estimates the fair value of acquired tangible assets (primarily consisting of land, building, building improvements and tenant improvements) and identified intangible assets and liabilities (primarily consisting of above and below-market leases, in-place leases and tenant relationships), assumed debt and redeemable units issued in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations.  Based on these estimates, the Company allocates the purchase price to the applicable assets and liabilities.  The Company utilizes methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities.  The useful lives of amortizable intangible assets are evaluated each reporting period with any changes in estimated useful lives being accounted for over the revised remaining useful life.

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets, as follows:

Buildings and building improvements

15 to 50 years

Fixtures, leasehold and tenant improvements

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

The Company’s joint ventures and other real estate investments primarily consist of co-investments with institutional and other joint venture partners in neighborhood and community shopping center properties, consistent with its core business.  These joint ventures typically obtain non-recourse third-party financing on their property investments, thus contractually limiting the Company’s exposure to losses to the amount of its equity investment, and due to the lender’s exposure to losses, a lender typically will require a minimum level of equity in order to mitigate its risk.  The Company’s exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments.

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

Results of Operations

Comparison 2007 to 2006

	2007	2006	Increase/ (Decrease)	% change
	(all amounts in thousands)

Revenues from rental property (1)	$ 681.6	$ 587.5	$ 94.1	16.0%

Rental property expenses: (2)
Rent	$ 12.1	$ 11.5	$ 0.6	5.2%
Real estate taxes	83.6	74.6	9.0	12.1%
Operating and maintenance	90.0	72.7	17.3	23.8%
	$ 185.7	$ 158.8	$ 26.9	16.9%

Depreciation and amortization (3)	$ 189.7	$ 139.3	$ 50.4	36.2%

 (1)

Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2006 and 2007, providing incremental revenues of approximately $85.5 million, (ii) an overall occupancy increase from the consolidated shopping center portfolio to 95.9% at December 31, 2007, as compared to 95.1% at December 31, 2006, due to growth in rental rates from renewing expiring leases, the completion of certain redevelopment and development projects and tenant buyouts providing incremental revenues of approximately $14.6 million for the year ended December 31, 2007 as compared to the corresponding period in 2006, offset by (iii) a decrease in revenues of approximately $6.0 million for the year ended December 31, 2007 as compared to the corresponding period in 2006, resulting from the transfer of operating properties to various unconsolidated joint venture entities, and the sale of certain properties during 2007 and 2006.

(2)

Rental property expenses increased primarily due to operating property acquisitions during 2007 and 2006 which were partially offset by operating property dispositions including those transferred to various joint venture entities.

(3)

Depreciation and amortization increased primarily due to operating property acquisitions during 2007 and 2006 which were partially offset by operating property dispositions including those transferred to various joint venture entities.

Mortgage and other financing income decreased $4.6 million to $14.2 million for the year ended December 31, 2007, as compared to $18.8 million for the corresponding period in 2006. This decrease is primarily due to the recognition of accretion income of approximately $6.2 million, resulting from the early prepayment of a mortgage receivable in 2006 partially offset by an overall increase in interest income on mortgage receivables entered into in 2007 and 2006.

Management and other fee income increased approximately $14.2 million for the year ended December 31, 2007, as compared to the corresponding period in 2006. This increase is primarily due to increased property management fees and other transaction related fees related to the growth in the Company’s co-investment programs.

General and administrative expenses increased approximately $26.6 million for the year ended December 31, 2007, as compared to the corresponding period in 2006. This increase is primarily due to personnel-related costs, primarily due to growth within the Company’s co-investment programs and the overall continued growth of the Company.

Interest, dividends and other investment income decreased approximately $24.9 million for the year ended December 31, 2007, as compared to the corresponding period in 2006. This decrease is primarily due to a decrease in realized gains resulting from the sale of certain marketable securities during 2007 as compared to the corresponding period in 2006.

Other (expense)/income, net decreased approximately $19.5 million to $10.6 million of an expense for the year ended December 31, 2007, as compared to $8.9 million in income for the corresponding period in 2006.  This decrease is primarily due to (i) the receipt of fewer shares during 2007 as compared to 2006 of Sears Holding Corp. common stock received as partial settlement of Kmart pre-petition claims and (ii) an increase in Canadian withholding charges on profit participation proceeds received during 2007 relating to capital transactions from a Canadian preferred equity investment.

Interest expense increased approximately $43.0 million for the year ended December 31, 2007, as compared to the corresponding period in 2006.  This increase is due to higher interest rates and higher outstanding levels of debt during the year ended December 31, 2007, as compared to the same period in 2006.

Benefit for income taxes increased $48.9 million for the year ended December 31, 2007, as compared to the corresponding period in 2006.  This increase is primarily due to the reduction of approximately $31.2 million of NOL valuation allowance and a tax benefit of approximately $10.1 million from operating losses recognized in connection with the Albertson’s investment.

Equity in income of real estate joint ventures, net increased $67.8 million to $173.4 million for the year ended December 31, 2007, as compared to $105.5 million for the corresponding period in 2006. This increase is primarily the result of (i) an increase in equity in income from the Kimco Realty Opportunity Portfolio ("KROP") joint venture investment primarily resulting from profit participation of approximately $39.3 million and gains on sale/transfer of operating properties during 2007 of which the Company’s share of gains were $12.8 million for the year ended December 31, 2007, (ii) an increase in equity in income from the Kimco Income Opportunity Portfolio ("KIR") joint venture investment primarily resulting from gains on sale of operating properties during 2007 of which the Company’s share of gains was $20.7 million for the year ended December 31, 2007 and (iii) the Company’s growth of its various other real estate joint ventures due to additional capital investments for the acquisition of additional operating properties by the ventures throughout 2007 and 2006, partially offset by net operating losses and excess cash distribution from the Albertson’s joint venture of approximately $7.9 million during 2007.

During 2007, the Company sold, in separate transactions, (i) four recently completed merchant building projects, (ii) 26 out-parcels, (iii) 74.3 acres of undeveloped land and (iv) completed partial sales of two projects, for aggregate total proceeds of approximately $310.5 million and approximately $3.3 million of proceeds from completed earn-out requirements on previously sold projects.  These transactions resulted in gains of approximately $24.1 million, after income taxes of $16.0 million.

As part of the Company’s ongoing analysis of its merchant building projects, the Company has determined that for two of its projects, located in Jacksonville, FL and Anchorage, AK, the recoverable value will not exceed their estimated cost.  This is primarily due to adverse changes in local market conditions and the uncertainty of those conditions in the future.  As a result, the Company has recorded an aggregate pre-tax adjustment of property carrying value on these projects for the year ended December 31, 2007, of $8.5 million, representing the excess of the carrying value of the projects over their estimated fair value.

During 2006, the Company sold six recently completed merchant building projects, its partnership interest in one project and 30 out-parcels, in separate transactions, for approximately $260.0 million.  These sales resulted in gains of approximately $25.1 million, after income taxes of $12.2 million.  These gains exclude approximately $1.1 million of gain relating to one project, which was deferred due to the Company’s continued ownership interest.

During 2007, the Company (i) disposed of six operating properties and completed partial sales of three operating properties, in separate transactions, for an aggregate sales price of approximately $40.0 million, which resulted in an aggregate net gain of approximately $6.4 million, after income tax of approximately $1.6 million and (ii) transferred one operating property, which was acquired in the first quarter of 2007, to a joint venture in which the Company holds a 15% non-controlling ownership interest for an aggregate price of approximately $4.5 million, which represented the net book value.

Additionally, during 2007, two consolidated joint ventures in which the Company had preferred equity investments disposed of, in separate transactions, their respective properties for an aggregate sales price of approximately $66.5 million.  As a result of these capital transactions, the Company received approximately $22.1 million of profit participation, before minority interest of approximately $5.6 million.  This profit participation has been recorded as income from other real estate investments and is reflected in Income from discontinued operating properties in the Company’s Consolidated Statements of Income.

During 2006, the Company disposed of (i) 28 operating properties and one ground lease for an aggregate sales price of $270.5 million, which resulted in an aggregate net gain of approximately $71.7 million, net of income taxes of $2.8 million relating to the sale of two properties, and (ii) transferred five operating properties, to joint ventures in which the Company has 20% non-controlling interests for an aggregate price of approximately $95.4 million, which resulted in a gain of approximately $1.4 million from one transferred property.

Net income for the year ended December 31, 2007 was $442.8 million or $1.65 on a diluted per share basis as compared to $428.3 million or $1.70 on a diluted per share basis for the corresponding period in 2006.  This change is primarily attributable to (i) an increase in revenues from rental properties primarily due to acquisitions of operating properties during 2007 and 2006, (ii) an increase in equity in income of real estate joint ventures achieved from profit participation and gains on sale of joint venture operating properties and additional capital investments in the Company’s joint venture programs for the acquisition of additional operating properties throughout 2007 and 2006,

(iii) earnings of $75.5 million related to the Albertson’s investment monetization, partially offset by, (iv) a decrease in income resulting from the sale of certain marketable securities during the corresponding period in 2006 and (v) a decrease in gains on sale of operating properties in 2007 as compared to 2006.

Comparison 2006 to 2005

	2006	2005	Increase/ (Decrease)	% change
	(amounts in thousands)

Revenues from rental property (1)	$ 587.5	$ 501.6	$ 85.9	17.1%

Rental property expenses: (2)
Rent	$ 11.5	$ 10.0	$ 1.5	15.0%
Real estate taxes	74.6	64.1	10.5	16.4%
Operating and maintenance	72.7	58.2	14.5	24.9%
	$ 158.8	$ 132.3	$ 26.5	20.0%

Depreciation and amortization (3)	$ 139.3	$ 100.5	$ 38.8	38.6%

(1)

Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2006 and 2005, providing incremental revenues for the year ended December 31, 2006 of approximately $72.3 million, (ii) an overall increase in shopping center portfolio occupancy to 95.1% at December 31, 2006, as compared to 94.6% at December 31, 2005 and the completion of certain redevelopment and development projects providing incremental revenues of approximately $33.6 million for the year ended December 31, 2006 as compared to the corresponding period in 2005, offset by (iii) a decrease in revenues of approximately $20.0 million for the year ended December 31, 2006, as compared to the corresponding period in 2005, resulting from the transfer of operating properties to various unconsolidated joint venture entities, tenant buyouts, and the sale of certain properties during 2005 and 2006.

(2)

Rental property expenses increased primarily due to operating property acquisitions during 2006 and 2005 which were partially offset by operating property dispositions including those transferred to various joint venture entities.

(3)

Depreciation and amortization increased primarily due to operating property acquisitions during 2006 and 2005 which were partially offset by operating property dispositions including those transferred to various joint venture entities.

Mortgage and other financing income decreased $8.8 million to $18.8 million for the year ended December 31, 2006, as compared to $27.6 million for the corresponding period in 2005. This decrease is primarily due to the recognition in 2005 of a prepayment fee of $14.0 million received by the Company relating to the early repayment by Shopko of its outstanding loan with the Company, offset by accretion income of approximately $6.2 million received in 2006, resulting from an early prepayment of a mortgage receivable in June 2006, which had been acquired at a discount.

Management and other fee income increased approximately $10.2 million for the year ended December 31, 2006, as compared to the corresponding period in 2005. This increase is primarily due to incremental fees earned from the Kimsouth portfolio and growth in the Company’s other co-investment programs.

General and administrative expenses increased approximately $20.8 million for the year ended December 31, 2006, as compared to the corresponding period in 2005. This increase is primarily due to personnel-related costs including the non-cash expensing of stock options granted and the overall continued growth of the Company.

Interest, dividends and other investment income increased approximately $27.5 million for the year ended December 31, 2006, as compared to the corresponding period in 2005. This increase is primarily due to greater realized gains on the sale of certain marketable securities and increased interest and dividend income as a result of higher cash balances and the growth in the marketable securities portfolio during 2006 as compared to 2005.

Interest expense increased $44.2 million for the year ended December 31, 2006, as compared to the corresponding period in 2005. This increase is due to higher interest rates and higher outstanding levels of debt during this period as compared to the same period in the preceding year.

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

Equity in income of real estate joint ventures, net increased $28.1 million to $105.5 million for the year ended December 31, 2006, as compared to $77.5 million for the corresponding period in 2005. This increase is primarily attributable to (i) increase in equity in income from the KROP joint venture primarily resulting from profit participation of approximately $22.2 million and gains from the sale of nine operating properties, one land parcel and one out-parcel during 2006 of which the Company’s share of gains was $9.9 million for the year ended December 31, 2006, and (ii) the Company’s growth of its various other real estate joint ventures.  The Company has made additional capital investments in these and other joint ventures for the acquisition of additional shopping center properties by the ventures throughout 2006 and 2005.

During 2006, the Company sold six recently completed merchant building projects, its partnership interest in one project and 30 out-parcels, in separate transactions, for approximately $260.0 million.  These sales resulted in gains of approximately $25.1 million, after income taxes of $12.2 million.  These gains exclude approximately $1.1 million of gain relating to one project, which was deferred due to the Company’s continued ownership interest.

During 2005, the Company sold, in separate transactions, 41 out-parcels and six recently completed merchant building projects for approximately $264.1 million.  These sales provided gains of approximately $22.8 million, after income taxes of approximately $10.8 million.

During 2006, the Company disposed of (i) 28 operating properties and one ground lease for an aggregate sales price of $270.5 million, which resulted in an aggregate net gain of approximately $71.7 million, net of income taxes of $2.8 million relating to the sale of two properties, and (ii) transferred five operating properties, to joint ventures in which the Company has 20% non-controlling interests for an aggregate price of approximately $95.4 million, which resulted in a gain of approximately $1.4 million from one transferred property.

During 2005, the Company disposed of, in separate transactions, (i) 20 operating properties for an aggregate sales price of approximately $93.3 million, (ii) transferred three operating properties to KROP for an aggregate price of approximately $49.0 million and (iii) transferred 52 operating properties to various joint ventures in which the Company has non-controlling interests ranging from 15% to 50% for an aggregate price of approximately $183.1 million.  For the year ended December 31, 2005, these transactions resulted in gains of approximately $31.9 million and a loss on sale/transfer from four of the properties for $5.2 million.

Net income for the year ended December 31, 2006 was $428.3 million.  Net income for the year ended December 31, 2005 was $363.6 million.  On a diluted per share basis, net income improved $0.18 to $1.70 for the year ended December 31, 2006, as compared to $1.52 for the corresponding period in 2005. These increases are attributable to (i) an increase in revenues from rental properties primarily due to acquisitions in 2006 and 2005, (ii) increased income from other real estate investments primarily due to increased investments in the Company’s Preferred Equity program, (iii) an increase in equity in income of real estate joint ventures achieved from profit participation and gains on sale of joint venture operating properties and additional capital investment in the Company’s joint venture programs for the acquisition of additional operating properties throughout 2006 and 2005, (iv) increased gains on sales of operating properties in 2006 and (v) increased income contributed from the marketable securities portfolio in 2006 as compared to 2005, partially offset by, (vi) an increase in interest expense due to higher interest rates and increased borrowings during 2006.

Tenant Concentrations

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base.  At December 31, 2007, the Company’s five largest tenants were The Home Depot, TJX Companies, Sears Holdings, Kohl’s and Wal-Mart, which represented approximately 3.2%, 2.8%, 2.3%, 2.0% and 1.9%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include access to liquidity in the capital markets, mortgage and construction loan financing and immediate access to unsecured revolving credit facilities with aggregate bank commitments of approximately $1.8 billion.

The Company’s cash flow activities are summarized as follows (in millions):

Year Ended December 31,
	2007	2006	2005
Net cash flow provided by operating activities	$ 666.0	$ 455.6	$ 410.8
Net cash flow used for investing activities	$ (1,507.6)	$ (246.2)	$ (716.0)
Net cash flow provided by financing activities	$ 584.1	$ 59.4	$ 343.3

Operating Activities

Cash flows provided from operating activities for the year ended December 31, 2007 were approximately $666.0 million, as compared to approximately $455.6 million for the comparable period in 2006.  The increase of approximately $210.4 million is primarily attributable to increased cash flows due to (i) the acquisition of properties during 2007 and 2006, (ii) an increase in revenues from rental properties due to an overall occupancy increase from the consolidated shopping center portfolio, growth in rental rates from lease renewals and the completion of certain re-development and development projects and (iii) an increase in distributions from joint ventures primarily received from the Company’s investment in KROP resulting from the distribution of profit participation proceeds and distributions from the Albertson's investment.

The Company anticipates that cash flows from operating activities will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short term and long term.  In addition, the Company anticipates that cash on hand, borrowings under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Net cash flow provided by operating activities for the year ended December 31, 2007, was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2007 and 2006, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) growth in the Company’s joint venture and Preferred Equity programs.

Investing Activities

Cash flows used for investing activities for the year ended December 31, 2007 were approximately $1.5 billion, as compared to approximately $246.2 million for the comparable period in 2006.  This increase in cash utilization of $1.3 billion resulted primarily from an increase in acquisition of and improvements to operating real estate and real estate under development and a decrease in proceeds received from transferred operating/development properties, partially offset by reimbursements of advances to real estate joint ventures received in 2007 as compared to 2006.

Acquisitions and Redevelopments

During the year ended December 31, 2007, the Company expended approximately $1.0 billion towards acquisition of and improvements to operating real estate.  (See Note 3 of the Notes to the Consolidated Financial Statements included in this annual report on Form 10-K.)

The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace.  During the year ended December 31, 2007, the Company expended approximately $70.1 million in connection with these major redevelopments and re-tenanting projects.  The Company anticipates its capital commitment toward these and other redevelopment projects during 2008 will be approximately $90.0 million to $110.0 million.  The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving lines of credit.

Investments and Advances to Real Estate Joint Ventures

During the year ended December 31, 2007, the Company expended approximately $413.2 million for investments and advances to real estate joint ventures and received approximately $293.5 million from reimbursements of advances to real estate joint ventures.  (See Note 7 of the Notes to the Consolidated Financial Statements included in this annual report on Form 10-K.)

Ground-up Development

The Company is engaged in ground-up development projects which consist of (i) merchant building through the Company’s wholly-owned taxable REIT subsidiaries, which develop neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) U.S. ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Mexico for long-term investment (see Recent Developments - International Real Estate Investments and Note 3 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of December 31, 2007, the Company had in progress a total of 60 ground-up development projects including 27 merchant building projects, nine U.S. ground-up development projects, and 24 ground-up development projects located throughout Mexico.

During the year ended December 31, 2007, the Company expended approximately $640.9 million in connection with the purchase of land and construction costs related to these projects and those sold during 2007.  The Company anticipates its capital commitment during 2008 toward these and other development projects will be approximately $200.0 million to $250.0 million.  The proceeds from the sales of completed ground-up development projects, proceeds from construction loans and availability under the Company’s revolving lines of credit are expected to be sufficient to fund these anticipated capital requirements.

Dispositions and Transfers

During the year ended December 31, 2007, the Company received net proceeds of approximately $359.2 million relating to the sale of various operating properties and ground-up development projects and approximately $69.9 million from the transfer of operating properties to various joint ventures.  (See Notes 3 and 7 of the Notes to the Consolidated Financial Statements included in this annual report on Form 10-K.)

Financing Activities

Cash flows provided from financing activities for the year ended December 31, 2007 were approximately $584.1 million, as compared to approximately $59.4 million for the comparable period in 2006.  This increase of approximately $524.7 million resulted primarily from (i) an increase in borrowings under the Company’s revolving credit facilities in 2007 due to increased investment activity during 2007, (ii) an increase in proceeds from mortgage/construction loan financing and (iii) a decrease in the repayment of borrowings under the revolving credit facilities in 2007 as compared to 2006, partially offset by an increase in dividends paid.

It is management’s intention that the Company continually has access to the capital resources necessary to expand and develop its business.  As such, the Company intends to operate with and maintain a conservative capital structure with a level of debt to total market capitalization of 50% or less.  As of December 31, 2007, the Company’s level of debt to total market capitalization was 30%.  In addition, the Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings.  The Company may, from time-to-time, seek to obtain funds through additional common and preferred equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives in a manner consistent with its intention to operate with a conservative debt structure.

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $5.7 billion.  Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.  In March 2006, the Company was added to the S & P 500 Index, an index containing the stock of 500 Large Cap corporations, most of which are U.S. corporations.

During October 2007, the Company established a new $1.5 billion unsecured U.S. revolving credit facility (the "U.S. Credit Facility") with a group of banks, which is scheduled to expire in October 2011.  This credit facility, which replaced the Company’s $850.0 million unsecured U.S. revolving facility, which was scheduled to expire in July 2008, has made available funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional management programs, (iii) development and redevelopment costs and (iv) any short-term working capital requirements. Interest on borrowings under the U.S. Credit Facility accrues at LIBOR plus 0.375% and fluctuates in accordance with changes in the Company’s senior debt ratings.  As part of this U.S. Credit Facility, the Company has a competitive bid option whereby the Company may auction up to $750.0 million of its requested borrowings to the bank group.  This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread.  A facility fee of 0.125% per annum is payable quarterly in arrears.  As part of the U.S. Credit Facility, the Company has a $200.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Pounds Sterling, Japanese Yen or Euros.  Pursuant to the terms of the U.S. Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both secured and unsecured debt and (ii) minimum interest and fixed coverage ratios.  As of December 31, 2007, there was approximately $259.0 million outstanding under this credit facility, of which approximately $9.0 million (approximately 4.5 million Pounds Sterling) was outstanding under the alternative currency sub-limit.

The Company also has a three-year CAD $250.0 million unsecured credit facility with a group of banks.  This facility bore interest at the CDOR Rate, as defined, plus 0.45%, and was scheduled to expire in March 2008.  During October 2007, the facility was amended to modify the covenant package to conform to the Company’s U.S. Credit Facility.  The facility was further amended in January 2008, to extend the maturity date to 2011, with an additional one-year extension option, at a reduced rate of CDOR plus 0.375%, subject to change in accordance with the Company’s senior debt ratings.  Proceeds from this facility are used for general corporate purposes, including the funding of Canadian denominated investments.  As of December 31, 2007, there was no outstanding balance under this credit facility.

Additionally, the Company has a three-year MXP 500.0 million unsecured revolving credit facility.  This facility bears interest at the TIIE Rate, as defined therein, plus 1.00%, subject to change in accordance with the Company’s senior debt ratings, and is scheduled to mature in May 2008 with an additional one-year extension option.  Proceeds from this facility are used to fund peso denominated investments.  As of December 31, 2007, there was MXP 250.0 million (approximately USD $22.9 million) outstanding under this credit facility.

The Company is currently negotiating a five-year fixed rate MXP 1.0 billion term loan.  Proceeds from this loan will be used to pay the outstanding balance on the MXP 500.0 million unsecured revolving credit facility and for funding Mexican  denominated investments.

During August 2007, the Company obtained a $200.0 million unsecured term loan that bore interest at LIBOR plus 0.325%.  The term loan was scheduled to mature on December 14, 2007.  The Company utilized these proceeds to partially repay the outstanding balance on the Company’s U.S. Credit Facility.  The term loan was fully repaid in October 2007.

The Company has a Medium Term Notes ("MTN") program pursuant to which it may, from time-to-time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company’s debt maturities.  (See Note 11 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

During April 2007, the Company issued $300.0 million of ten-year Senior Unsecured Notes at an interest rate of 5.70% per annum payable semi-annually in arrears.  These notes were sold at 99.984% of par value.  Net proceeds from the issuance were approximately $297.8 million, after related transaction costs of approximately $2.2 million.  The proceeds from this issuance were primarily used to repay a portion of the outstanding balance under the Company’s U.S. Credit Facility and for general corporate purposes. These notes were issued in conjunction with a fourth supplemental indenture, which removed the financial covenant requirements for this issuance and future offerings under the indenture as amended.

During the year ended December 31, 2007, the Company repaid the following senior unsecured notes: (i) its $30.0 million 7.46% fixed rate notes, which matured on May 20, 2007, (ii) its $55.0 million 5.75% fixed rate notes, which matured on June 29, 2007, (iii) its $20.0 million 6.96% fixed rate notes which matured on July 16, 2007, (iv) its $50.0 million 7.86% fixed rate notes, which matured on November 1, 2007, (v) its $50.0 million 7.90% fixed rate notes, which matured on December 7, 2007 and (vi) its $10.0 million 6.70% fixed rate notes, which matured on December 14, 2007.  Additionally, the Company repaid its $35.0 million 4.96% fixed rate Senior Unsecured Notes, which matured on November 30, 2007.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects.  As of December 31, 2007, the Company had over 390 unencumbered property interests in its portfolio.

During 2007, the Company (i) obtained an aggregate of approximately $285.8 million of non-recourse mortgage debt on 12 operating properties, (ii) assumed approximately $83.7 million of individual non-recourse mortgage debt relating to the acquisition of eight operating properties, including approximately $2.5 million of fair value debt adjustments and (iii) paid off approximately $81.6 million of individual non-recourse mortgage debt that encumbered 11 operating properties.

During 2007, the Company obtained individual construction loans on five merchant building projects and assumed one loan in connection with the acquisition of a merchant building project.  Additionally, the Company repaid construction loans on three merchant building projects.  As of December 31, 2007, the Company had a total of 15 construction loans with commitments of up to $360.3 million of which approximately $245.9 million has been funded. These loans had scheduled maturities ranging from one month to 33 months (excluding any extension options which may be available to the Company) and bear interest at rates ranging from 6.78% to 7.48% at December 31, 2007.

During May 2006, the Company filed a shelf registration statement on Form S-3ASR, which is effective for a term of three-years, for the unlimited future offerings, from time-to-time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants.

During October 2007, the Company issued 18,400,000 Depositary Shares (the "Class G Depositary Shares"), after the exercise of an over-allotment option, each representing a one-hundredth fractional interest in a share of the Company’s 7.75% Class G Cumulative Redeemable Preferred Stock, par value $1.00 per share (the "Class G Preferred Stock").  Dividends on the Class G Depositary Shares are cumulative and payable quarterly in arrears at the rate of 7.75% per annum based on the $25.00 per share initial offering price, or $1.9375 per annum.  The Class G Depositary Shares are redeemable, in whole or part, for cash on or after October 10, 2012, at the option of the Company, at a redemption price of $25.00 per depositary share, plus any accrued and unpaid dividends thereon.  The Class G Depositary Shares are not convertible or exchangeable for any other property or securities of the Company.  Net proceeds from the sale of the Class G Depositary Shares, totaling approximately $444.5 million (after related transaction costs of $15.5 million) were used for general corporate purposes, including funding property acquisitions, investments in the Company’s institutional management programs and other investment activities.  The Company also used a portion of the proceeds to partially repay amounts outstanding under its U.S. Credit Facility.

During 2007, the Company received approximately $38.1 million through employee stock option exercises and the dividend reinvestment program.

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders.  These dividends will be paid from operating cash flows, which are expected to increase due to property acquisitions, growth in operating income in the existing portfolio and from other investments.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid increased to $384.5 million in 2007, compared to $332.6 million in 2006 and $293.3 million in 2005.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly.  Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.  The Company’s Board of Directors declared a quarterly dividend of $0.40 per common share payable to shareholders of record on January 2, 2008, which was paid on January 15, 2008.

Contractual Obligations and Other Commitments

The Company has debt obligations relating to its revolving credit facilities, MTNs, senior notes, mortgages and construction loans with maturities ranging from less than one year to 28 years.  As of December 31, 2007, the Company’s total debt had a weighted average term to maturity of approximately 5.5 years.  In addition, the Company has non-cancelable operating leases pertaining to its shopping center portfolio.  As of December 31, 2007, the Company has 79 shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company to construct and/or operate a shopping center.  In addition, the Company has 19 non-cancelable operating leases pertaining to its retail store lease portfolio.  The following table summarizes the Company’s debt maturities and obligations under non-cancelable operating leases as of December 31, 2007 (in millions):

	2008	2009	2010	2011	2012	Thereafter	Total
Long-Term Debt, including interest (1)(2)	$742.9	$523.6	$500.7	$817.0	$405.8	$2,448.4	$5,438.4
Operating Leases
Ground Leases	$ 11.4	$ 10.9	$ 9.0	$ 6.7	$ 6.0	$115.6	$ 159.6
Retail Store Leases	$ 3.9	$ 3.7	$ 3.6	$ 3.1	$ 2.0	$ 1.3	$ 17.6

(1)

maturities utilized do not reflect extension options, which range from six months to two years.

(2)

for loans which have interest at floating rates, future interest expense was calculated using the rate as of December 31, 2007.

The Company has $100.0 million of medium term notes, $25.3 million of senior unsecured notes, $84.4 million of mortgage debt and $260.9 million of construction loans scheduled to mature in 2008.  The Company anticipates satisfying these maturities with a combination of operating cash flows, its unsecured revolving credit facilities, new debt issuances and the sale of completed ground-up development projects.

The Company has issued letters of credit in connection with completion and repayment guarantees for construction loans encumbering certain of the Company’s ground-up development projects and guaranty of payment related to the Company’s insurance program. These letters of credit aggregate approximately $30.7 million.

In June 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes".  The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007.  The Company does not have any material unrecognized tax benefits, therefore the adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.

During June 2007, the Company entered into a joint venture, in which the Company has a non-controlling ownership interest, and acquired all of the common stock of InTown Suites Management, Inc.  This investment was funded with approximately $186.0 million of new cross-collateralized non-recourse mortgage debt with a fixed interest rate of 5.59%, encumbering 35 properties, a $153.0 million three-year unsecured credit facility, which bears interest at LIBOR plus 0.325% and is guaranteed by the Company and the assumption of $278.6 million cross-collateralized non-recourse mortgage debt with fixed interest rates ranging from 5.19% to 5.89%, encumbering 86 properties. The joint venture partner has pledged its equity interest for any guaranty payment the Company is obligated to pay.  The outstanding balance on the three-year unsecured credit facility was $149.0 million as of December 31, 2007.  The joint venture obtained an interest rate swap at 5.37% on $128.0 million of this debt.  The swap is designated as a cash flow hedge and as such adjustments are recorded in Other comprehensive income.

During 2007, the Company entered into a joint venture, in which the Company has a non-controlling ownership interest, to acquire a property in Houston, Texas.  This investment was funded with a $24.5 million one-year unsecured credit facility with an additional one-year extension option, which bears interest at LIBOR plus 0.375% and is guaranteed by the Company. The outstanding balance on this credit facility as of December 31, 2007 was $24.5 million.

During April 2007, the Company entered into a joint venture, in which the Company has a 50% non-controlling ownership interest to acquire a property in Visalia, CA.  Subsequent to this acquisition the joint venture obtained a three-year $6.0 million three-year promissory note which bears interest at LIBOR plus 0.75%, and has an extension option of two-years.  This loan is jointly and severally guaranteed by the Company and the joint venture partner.  As of December 31, 2007, the outstanding balance on this loan was $6.0 million.

The KimPru joint ventures, entities in which the Company holds a 15% non-controlling interest, with Prudential Real Estate Investors ("PREI") through three separate accounts managed by PREI obtained a $1.2 billion two-year credit facility provided by a consortium of banks and guaranteed by the Company.  PREI guaranteed reimbursement to the Company of 85% of any guaranty payment the Company is obligated to make.  As of December 31, 2007, there was $702.5 million outstanding under this credit facility, which bears interest at LIBOR plus 0.45% and is scheduled to mature in October 2008.

During 2006, an entity in which the Company has a preferred equity investment, located in Montreal, Canada, obtained a non-recourse construction loan, which is collateralized by the respective land and project improvements. Additionally, the Company has provided a guaranty to the lender and the developer partner has provided an indemnity to the Company for 25% of all debt.  As of December 31, 2007, there was CAD $72.6 million (approximately USD $74.0 million) outstanding on this construction loan.

In connection with the construction of its development projects and related infrastructure, certain public agencies require performance and surety bonds be posted to guarantee that the Company’s obligations are satisfied.  These bonds expire upon the completion of the improvements and infrastructure.  As of December 31, 2007, there were approximately $90.4 million bonds outstanding.

Additionally, the RioCan Venture, an entity in which the Company holds a 50% non-controlling interest, has a CAD $7.0 million (approximately USD $7.1 million) letter of credit facility.  This facility is jointly guaranteed by RioCan and the Company and had approximately CAD $5.5 million (approximately USD $5.6 million) outstanding as of December 31, 2007, relating to various development projects.

During 2005, an entity in which the Company has a preferred equity investment obtained a CAD $22.5 million (approximately USD $22.9 million) credit facility to finance the construction of a 0.1 million square foot shopping center property located in Kamloops, B.C.  This facility bears interest at Royal Bank Prime Rate ("RBP") plus 0.5% per annum and is scheduled to mature in March 2008.  The Company and its partner in this entity each have a limited and several guarantee of CAD $7.5 million (approximately USD $7.6 million) on this facility.  As of December 31, 2007, there was CAD $21.1 million (approximately USD $21.5 million) outstanding on this facility.

During 2005, PL Retail, a joint venture in which the Company holds a 15% non-controlling interest, entered into a $39.5 million unsecured revolving credit facility, which bears interest at LIBOR plus 0.45% and was scheduled to mature in February 2008.  During 2008, the loan was extended to February 2009.  This facility is guaranteed by the Company and the joint venture partner has guaranteed reimbursement to the Company of 85% of any guaranty payment the Company is obligated to make.  As of December 31, 2007, there was $24.6 million outstanding under this facility.

Additionally, during 2005, the Company acquired three operating properties and one land parcel, through joint ventures, in which the Company holds 50% non-controlling interests. Subsequent to these acquisitions, the joint ventures obtained four individual one-year loans aggregating $20.4 million with interest rates ranging from LIBOR plus 0.50% to LIBOR plus 0.55%.  During 2007, one of these properties was sold for a sales price of approximately $10.5 million, including the pay down of $5.0 million of debt.  During 2007, two of these term loans were extended until May 2008 and one was extended until October 2008.  As of December 31, 2007, there was an aggregate of $15.4 million outstanding on these loans.  These loans are jointly and severally guaranteed by the Company and the joint venture partner.

Off-Balance Sheet Arrangements

Merchant Building Joint Ventures

At December 31, 2007, the Company has two merchant building projects through unconsolidated joint ventures in which the Company has 50% non-controlling interests.  One project is financed with a $113.0 million ten-year permanent note, which bears interest at a rate of 5.55% per annum.  The other project is financed with a term loan, which is 50% guaranteed by the Company, with a commitment of up to $28.0 million of which $28.0 million was outstanding as of December 31, 2007.  This loan bears interest at LIBOR plus 1.55%, or 6.78% at December 31, 2007, and is scheduled to mature in September 2008.

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

Venture	Kimco Ownership Interest	Number of Properties	Total GLA (in thousands)	Non- Recourse Mortgage Payable (in millions)	Recourse Notes Payable (in millions)	Number of Encumbered Properties	Average Interest Rate	Weighted Average Term (months)

KimPru (c)	15.00%	127	19,837	$2,085.5	$702.5(b)	92	5.66%	70.1

KIR (d)	45.00%	63	13,117	$1,018.7	$ -	61	6.96%	41.4

PL Retail (e)	15.00%	22	5,578	$ 658.2	$ 24.6(b)	22	6.17%	26.0

KUBS (f)	17.89%(a)	43	6,166	$ 770.2	$ -	43	5.70%	89.2

RioCan Venture (g)	50.00%	35	8,199	$ 763.9	$ -	35	6.12%	67.0

(a) Ownership % is a blended rate.

(b) See Contractual Obligations and Other Commitments regarding guarantees by the Company and its joint venture partners.

(c) Represents the Company’s joint ventures with Prudential Real Estate Investors.

(d) Represents the Kimco Income REIT, formed in 1998.

(e) Represents the Company’s joint venture formed from the acquisition of the Price Legacy Corporation.

(f) Represents the Company’s joint ventures with UBS Wealth Management North American Property Fund Limited.

(g) Represents the Company’s joint venture with RioCan Real Estate Investment Trust.

The Company has various other unconsolidated real estate joint ventures with varying structures.  As of December 31, 2007, these unconsolidated joint ventures had individual non-recourse mortgage loans aggregating approximately $2.9 billion.  The Company’s share of these non-recourse mortgages was approximately $707.7 million.  (See Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

Other Real Estate Investments

The Company maintains a Preferred Equity program, which provides capital to developers and owners of real estate properties. The Company accounts for its preferred equity investments under the equity method of accounting.  As of December 31, 2007, the Company’s net investment under the Preferred Equity Program was approximately $484.1 million relating to 258 properties. As of December 31, 2007, these preferred equity investment properties had individual non-recourse mortgage loans aggregating approximately $1.7 billion. Due to the Company’s preferred position in these investments, the Company’s share of each investment is subject to fluctuation and is dependent upon property cash flows. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its invested capital.

Additionally, during July 2007, the Company invested approximately $81.7 million of preferred equity capital in a portfolio comprised of 403 net leased properties which are divided into 30 master leased pools with each pool leased to individual corporate operators.  These properties consist of a diverse array of free-standing restaurants, fast food restaurants, convenience and auto parts stores.  As of December 31, 2007 these properties were encumbered by third party loans aggregating approximately $433.0 million with interest rates ranging from 5.08% to 10.47% with a weighted average interest rate of 9.3% and maturities ranging from 1.4 years to 15.2 years.

During June 2002, the Company acquired a 90% equity participation interest in an existing leveraged lease of 30 properties.  The properties are leased under a long-term bond-type net lease whose primary term expires in 2016, with the lessee having certain renewal option rights.  The Company’s cash equity investment was approximately $4.0 million.  This equity investment is reported as a net investment in leveraged lease in accordance with SFAS No. 13, Accounting for Leases (as amended).  The net investment in leveraged lease reflects the original cash investment adjusted by remaining net rentals, estimated unguaranteed residual value, unearned and deferred income and deferred taxes relating to the investment.

As of December 31, 2007, 18 of these properties were sold, whereby the proceeds from the sales were used to pay down the mortgage debt by approximately $32.1 million.  As of December 31, 2007, the remaining 12 properties were encumbered by third-party non-recourse debt of approximately $48.8 million that is scheduled to fully amortize during the primary term of the lease from a portion of the periodic net rents receivable under the net lease. As an equity participant in the leveraged lease, the Company has no recourse obligation for principal or interest payments on the debt, which is collateralized by a first mortgage lien on the properties and collateral assignment of the lease. Accordingly, this debt has been offset against the related net rental receivable under the lease.

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurement ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  During February 2008, the FASB issued a Staff Position that will (i) partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (ii) remove certain leasing transactions from the scope of SFAS No. 157.  The impact of adopting SFAS No. 157 is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159").  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The impact of SFAS No. 159 is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2007, the AICPA issued Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide for Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”).  SOP 07-1 sets forth more stringent criteria for qualifying as an investment company than does the predecessor Audit Guide.  In addition, SOP 07-1 establishes new criteria for a parent company or equity method investor to retain investment company accounting in their consolidated financial statements. Investment companies record all their investments at fair value with changes in value reflected in earnings.  SOP 07-1 was to be effective for the Company’s 2008 fiscal year, however, in October 2007 the FASB agreed to propose an indefinite delay, and, in February 2008, the FASB issued a final Staff Position to indefinitely delay the effective date of SOP 07-1.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS No. 141(R)"). The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.  The Company is currently assessing the impact the adoption of SFAS No. 141(R) would have on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51("SFAS No. 160"). A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently and requires that they be accounted for similarly, as equity transactions, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, the gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company is currently assessing the impact the adoption of SFAS No. 160 would have on the Company’s financial position and results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of December 31, 2007, with corresponding weighted-average interest rates sorted by maturity date.  The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instruments’ actual cash flows are denominated in U.S. dollars, Canadian dollars and Mexican pesos as indicated by geographic description ($USD equivalent in millions).

	2008	2009	2010	2011	2012	2013+	Total	Fair Value
U.S. Dollar Denominated

Secured Debt
Fixed Rate	$ 84.4	$ 60.7	$ 18.0	$ 45.1	$ 52.8	$ 435.2	$ 696.2	$ 682.1
Average Interest Rate	7.18%	7.04%	8.47%	7.43%	7.26%	6.20%	6.61%

Variable Rate	$ 260.9	$ 73.1	$ 54.1	$ -	$ -	$ 0.4	$ 388.5	$ 388.5
Average Interest Rate	6.00%	6.69%	6.70%	-	-	7.25%	5.71%

Unsecured Debt
Fixed Rate	$ 125.3	$ 180.0	$ 76.1	$ 360.3	$ 217.0	$ 1,528.1	$ 2,486.8	$ 2,454.9
Average Interest Rate	4.61%	6.98%	5.54%	6.35%	6.00%	5.47%	5.71%

Variable Rate	$ 2.4	$ -	$ 6.5	$ 259.0	$ -	$ -	$ 267.9	$ 267.9
Average Interest Rate	6.25%	-	7.52%	5.28%	-	-	5.35%

Canadian Dollar Denominated

Unsecured Debt
Fixed Rate	$ -	$ -	$ 151.8	$ -	$ -	$ 202.4	$ 354.2	$ 349.4
Average Interest Rate	-	-	4.45%	-	-	5.18%	4.87%

Mexican Pesos Denominated

Unsecured Debt
Variable Rate	$ 22.9	$ -	$ -	$ -	$ -	$ -	$ 22.9	$ 22.9
Average Interest Rate	8.92%	-	-	-	-	-	8.92%

Based on the Company’s variable-rate debt balances, interest expense would have increased by approximately $6.8 million in 2007 if short-term interest rates were 1.0% higher.

As of December 31, 2007, the Company had (i) Canadian investments totaling CAD $476.8 million (approximately USD $482.5 million) comprised of real estate joint venture investments and marketable securities, (ii) Mexican real estate investments of approximately MXP 8.0 billion (approximately USD $734.8 million) and (iii) Chilean real estate investments of approximately 1.6 billion Chilean Pesos ("CLP") (approximately USD $3.0 million).  The foreign currency exchange risk has been partially mitigated through the use of local currency denominated debt.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  As of December 31, 2007, the Company had no other material exposure to market risk.

Item 8.  Financial Statements and Supplementary Data

The response to this Item 8 is included as a separate section of this annual report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the

"Exchange Act")) as of the end of the period covered by this report.  Based on such evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

Amendments to Articles of Incorporation or Bylaws.

On February 27, 2008, the Company's Board of Directors amended and restated the Company's bylaws, effective upon adoption.  The full text of the Company's amended and restated bylaws is set forth in Exhibit 3.2 to this 10-K and is incorporated into this Item 9B by reference.  The following summarizes these amendments.

Voting Requirements for Election of Directors

•

Previously, the bylaws provided that a plurality vote was sufficient to elect directors.  As amended, Article II, Section 5 of the bylaws provides that, except in an election in which the number of nominees for director exceeds the number of directors to be elected, each director must be elected by a majority of the votes cast in person or by proxy at any meeting that includes the election of directors and at which a quorum is present.

•

For purposes of the election of directors, a majority of the votes cast means the affirmative vote of a majority of the total votes cast “for” and “against” such nominee.  Votes cast do not include “abstentions” and any “broker non-votes.”

•

In an election in which the number of nominees for director exceeds the number of directors to be elected, directors will continue to be elected by a plurality of the votes cast.

Director Resignations

•

If an incumbent director fails to receive the requisite vote in an election, the bylaws require (1) the director to offer to resign from the Board, (2) the Nominating and Corporate Governance Committee of the Board to make a recommendation to the Board as to whether the Board should accept the resignation and (3) the Board to consider the recommendation of the Committee and to publicly disclose its decision regarding the resignation, and the reasons for its decision within 90 days after the date on which the results of the election were certified.

•

The Committee, in making its recommendation, and the Board, in making its decision, may each consider any factors or other information that it considers to be relevant.  The director whose resignation is being considered may not participate in the recommendation of the Committee or the decision of the Board, except in the event that no nominee for director receives the vote required in the bylaws for election.

•

If an incumbent director's resignation is not accepted by the Board, the director will continue to serve until the next annual meeting of the stockholders and until his or her successor is duly elected and qualifies, or his or her earlier death, resignation, retirement or removal.

•

If a director's resignation is accepted by the Board, or if a non-incumbent nominee for director is not elected, the Board may fill any resulting vacancy in accordance with the bylaws.

Advance Notice Provisions

•

Article II, Section 12 was added to include advance notice provisions for stockholder nominations for director and stockholder business proposals at annual and special stockholder meetings.  The advance notice period for annual stockholder meetings synchronizes the advance notice timing under the bylaws with the federal proxy rules.  For annual stockholders meetings, the bylaws generally provide that such advance notice shall be delivered to the Secretary at the principal executive office of the Company not earlier than the 150th day nor later than 5:00 p.m., Eastern Time, on the 120th day prior to the first anniversary of the date of the proxy statement for the preceding year's annual meeting.

•

For special meetings of stockholders, stockholders must notify the Secretary of the Company of director nominations (if the Board has determined that directors will be elected at such special meeting) and other stockholder proposals not earlier than the 120th day prior to such special meeting and not later than 5:00 p.m., Eastern Time, on the later of the 90th day prior to such special meeting or the tenth day following the first public announcement of the date of the special meeting.

•

Additionally, the amended bylaws require certain information to be provided by the stockholder making a nomination or proposal, including information about the nominee or proposal, persons controlling or acting in concert with such stockholder and information about any hedging activities engaged in by them.  The amended bylaws also establish procedures for the verification of information provided by the stockholder making the proposal.

Other Bylaw Amendments

•

Article II, Section 3 was added to establish procedures and requirements for stockholders to call a special meeting of stockholders, including, among other things, addressing issues relating to (1) who may call a special meeting of stockholders, (2) the fixing of a record date for determining stockholders entitled to request a special meeting and stockholders entitled to notice of and to vote at the meeting and (3) setting the time, date and place of special stockholders meetings.

•

Article II, Section 4 was amended to provide that (1) the chairman of a meeting of stockholders will have the power to adjourn the meeting and (2) a stockholders meeting may be adjourned without further notice (other than a statement at the meeting) to a date not more than 120 days after the original record date.

•

Article II, Section 7 was amended to (1) provide that a minor irregularity in providing notice of a stockholders meeting will not affect the validity of the meeting, (2) clarify that any business of the Company may be transacted at an annual meeting without being specifically designated in the notice while business transacted at a special meeting must be disclosed in the notice of the special meeting and (3) provide that the Company may postpone or cancel a meeting by making a public announcement.

•

Article II, Section 8 was amended to provide a more comprehensive list of the powers of the chairman in the conduct of the meeting, including, among other things, complying with state and local laws concerning safety and security.

•

Article II, Section 10 was added to (1) clarify the procedures for voting stock registered in the name of the Company and other business entities and (2) provide for a procedure by which a stockholder may certify that shares of stock are held for the account of another person.

•

Article II, Section 11 was added to provide for the appointment and powers of inspectors at stockholders meetings.

•

Article III, Section 4 was amended to provide that, when a vacancy on the Board of Directors results from an increase in the number of directors, a majority of the entire Board may fill the vacancy.  Any other vacancy on the Board may be filled by a majority of the remaining directors, whether or not sufficient to constitute a quorum.

•

Article III, Section 5 was added to provide for the holding of regular meetings of the Board without notice other than a resolution setting the time and place for the meetings.

•

Article III, Section 9 was amended to clarify that, if enough directors have withdrawn from a meeting to leave less than a quorum but the meeting is not adjourned, the action of the majority of the number of directors necessary to constitute a quorum is the action of the Board, unless a greater proportion is required by applicable law, the charter or another provision of the bylaws.

•

Article III, Section 10 was added to more fully describe the procedures for choosing the chairman and secretary of Board meetings.

•

Article III, Section 11 was amended to permit unanimous Board consent via electronic transmission.

•

Article III, Section 13 was amended to provide compensation to the directors who are not officers of the Corporation based on an annual sum for their service on the Board of Directors and its committees.

•

Article III, Section 14 was added to clarify that directors and officers may rely on information prepared or presented by others whom the director or officer reasonably believes to be reliable and competent in the matters presented.

•

Article III, Section 15 was added to clarify the power of the Board and stockholders to ratify prior actions or inactions by the Company, including matters questioned in litigation.

•

Article III, Section 16 was added to provide for procedural flexibility in the event of an emergency.

•

Article IV, Sections 1-2 were added to (1) authorize the Board to delegate any of its powers to a committee, except as prohibited by law and (2) clarify Board committee meeting procedures with respect to notice, quorum and voting.

•

Article V was amended to clarify that reimbursement of expenses may be in advance of final disposition of a proceeding and that a director or officer who is threatened to be made a party to a proceeding is entitled to indemnification and advance of expenses.  Article V was also amended to clarify that rights to indemnification and expense advance provided in the bylaws are not exclusive of other indemnification rights or expense advance.

•

Article VII, Section 1 was amended to expand the list of permitted officers.

•

Article VII, Section 5 was added to provide that any officer or agent of the Company may be removed, with or without cause, by the Board if in its judgment the best interests of the Company would be served thereby, but such removal will be without prejudice to the contract rights, if any, of the person so removed.  Article VII, Section 5 was also amended to clarify procedures for the resignation of an officer.

•

Article VII, Section 7 was amended to clarify that, in the absence of a Chief Executive Officer, the President will be the CEO.

•

Article VII, Section 11 was amended to delete legacy provisions concerning the giving of bonds by the Treasurer.

•

Article VIII, Sections 1-3 were added to (1) provide that a stockholder is not entitled to a stock certificate and (2) make updates in accordance with the New York Stock Exchange's recently adopted Direct Registration System eligibility requirements.

•

In addition to the bylaw amendments summarized above, the Board also added and amended other sections of the Company's bylaws.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 13, 2008.

Information with respect to the Executive Officers of the Registrant follows Part I, Item 4 of this annual report on Form 10-K.

On June 13, 2007, the Company’s Chief Executive Officer submitted to the New York Stock Exchange (the "NYSE") the annual certification required by Section 303A.12 (a) of the NYSE Company Manual.  In addition, the Company has filed with the Securities and Exchange Commission as exhibits to this Form 10-K the certifications, required pursuant to Section 302 of the Sarbanes-Oxley Act, of its Chief Executive Officer and Chief Financial Officer relating to the quality of its public disclosure.

Item 11.  Executive Compensation

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 13, 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 13, 2008.

Item 13.  Certain Relationships and Related Transactions

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 13, 2008.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 13, 2008.

PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)	1. Financial Statements – The following consolidated financial information is included as a separate section of this annual report on Form 10-K.		Form10-K Report Page

	Report of Independent Registered Public Accounting Firm		68

	Consolidated Financial Statements

	Consolidated Balance Sheets as of December 31, 2007 and 2006		69

	Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005		70

	Consolidated Statements of Comprehensive Income for the years ended December 31, 2007, 2006 and 2005		71

	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005		72

	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005		73

	Notes to Consolidated Financial Statements		74

	2. Financial Statement Schedules -

	Schedule II -	Valuation and Qualifying Accounts	123
	Schedule III -	Real Estate and Accumulated Depreciation	124
	Schedule IV -	Mortgage Loans on Real Estate	132

	All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

	3. Exhibits -

	The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.		61

INDEX TO EXHIBITS

Exhibits		Form 10-K Page

2.1 –	Form of Plan of Reorganization of Kimco Realty Corporation [Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-11 No. 33-42588].

2.2 –

Agreement and Plan of Merger by and between Kimco Realty Corporation, KRC CT Acquisition Limited Partnership, KRC PC Acquisition Limited Partnership, Pan Pacific Retail Properties, Inc., CT Operating Partnership L.P., and Western/PineCreek, Ltd. dated July 9, 2006. [Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-Q filed July 28, 2006].

2.3 –

Amendment No. 1 to Agreement and Plan of Merger, dated as of October 30, 2006, by and between Kimco Realty Corporation, KRC CT Acquisition  Limited Partnership, KRC PC Acquisition Limited Partnership, Pan Pacific Retail  Properties, Inc., CT Operating Partnership L.P., and Western/PineCreek, Ltd.
[Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on  Form 8-K dated November 3, 2006].

3.1 –	Articles of Amendment and Restatement of the Company, dated August 4, 1994 [Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994].

*3.2 –	Amended and Restated By-laws of the Company dated February 27, 2008.	133

3.3 –	Reserved

3.4 –	Reserved

3.5 –

Articles Supplementary relating to the 6.65% Class F Cumulative Redeemable Preferred Stock, par value $1.00 per share, of the Company, dated May 7, 2003 [Incorporated by reference to the Company’s filing on Form 8-A dated June 3, 2003].

3.6 –

Articles Supplementary relating to the 7.75% Class G Cumulative Redeemable Preferred Stock, par value $1.00 per share, of the Company, dated October 2, 2007 [Incorporated by reference to the Company’s filing on Form 8-A12B dated October 9, 2007].

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

INDEX TO EXHIBITS (continued)

Exhibits		Form 10-K Page

4.3 –

Indenture dated September 1, 1993, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)
[Incorporated by reference to Exhibit 4(a) to the Registration Statement].

4.4 –	First Supplemental Indenture, dated as of August 4, 1994. [Incorporated by reference to Exhibit 4.6 to the 1995 Form 10-K.]

4.5 –	Second Supplemental Indenture, dated as of April 7, 1995 [Incorporated by reference to Exhibit 4(a) to the Company's Current Report on Form 8-K dated April 7, 1995 (the "April 1995 8-K")].

4.6 –	Form of Medium-Term Note (Fixed Rate) [Incorporated by reference to Exhibit 4.6 to the 2001 Form 10-K].

4.7 –	Form of Medium-Term Note (Floating Rate) [Incorporated by reference to Exhibit 4.7 to the 2001 Form 10-K].

4.8 –

Indenture dated April 1, 2005, between Kimco North Trust III, Kimco Realty Corporation, as Guarantor and BNY Trust Company of Canada, as Trustee [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 21, 2005].

4.9 –	Third Supplemental Indenture dated as of June 2, 2006. [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 5, 2006].

4.10 –

Fifth Supplemental Indenture, dated as of October 31, 2006, among Kimco Realty Corporation, Pan Pacific Retail Properties, Inc. and Bank of New York Trust Company, N.A., as trustee [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 3, 2006].

4.11 –

First Supplemental Indenture, dated as of October 31, 2006, among Kimco Realty Corporation, Pan Pacific Retail Properties, Inc. and Bank of New York Trust Company, N.A., as trustee [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 3, 2006].

4.12 –

First Supplemental Indenture, dated as of June 2, 2006, among Kimco North Trust III, Kimco Realty Corporation, as Guarantor and BNY Trust Company of Canada, as trustee.[Incorporated by reference to Exhibit 4.12 to the 2006 Form 10-K].

4.13 –

Second Supplemental Indenture, dated as of August 16, 2006, among Kimco North Trust III, Kimco Realty Corporation, as Guarantor and BNY Trust Company of Canada, as trustee.[Incorporated by reference to Exhibit 4.13 to the 2006 Form 10-K].

10.1 –	Management Agreement between the Company and KC Holdings, Inc. [Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11 No. 33-47915].

10.2 –	Amended and Restated Stock Option Plan [Incorporated by reference to Exhibit 10.3 to the 1995 Form 10-K].

10.3 –	Employment Agreement between Kimco Realty Corporation and Michael J. Flynn, dated November 1, 1998[Incorporated by reference to Exhibit 10.4 to the 1998 Form 10-K]

INDEX TO EXHIBITS (continued)

Exhibits		Form 10-K Page

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

10.10 –

Employment Agreement between Kimco Realty Corporation and David B. Henry the Company commenced a five-year employment agreement with Mr. Henry pursuant to which Mr. Henry will serve as Chief Investment Officer and has been nominated as Vice Chairman of the Board of Directors [Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed on May 10, 2001].

10.11 –	Employment Agreement between Kimco Realty Corporation and David B. Henry, dated July 26, 2004 [Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-Q filed on November 5, 2004].

10.12 –

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

10.13 –

$400,000,000 Credit Agreement dated as of October 1, 2003, among Kimco Realty Corporation, the Several Lenders from Time to Time Parties Hereto, Wachovia Bank, National Association and the Bank of Nova Scotia, as Syndication Agents, Keybank National Association as Documentation Agent, Bank One, NA, as Administrative Agent, Banc One Capital Markets, Inc. and Scotia Capital as Co-Bookrunners and Co-Lead Arrangers [Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed on November 10, 2003].

INDEX TO EXHIBITS (continued)

Exhibits		Form 10-K Page

10.14 –

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

10.17 –	Amendment and Restated 1998 Equity Participation Plan [Incorporated by reference to Exhibit 10.17 to the Company’s 2004 Form 10-K].

10.18 –

CAD $250,000,000 Amended and Restated Credit Facility dated March 31, 2005, with Royal Bank of Canada, as Issuing Lender and Administrative Agent and various lenders [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 31, 2005].

10.19 –

$850,000,000 Amended and Restated Unsecured Revolving Credit Facility dated July 26, 2005, with JPMorgan Chase Bank NA, as Issuing Lender and Administrative Agent and various lenders [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 26, 2005].

10.20 –	Employment Agreement between Kimco Realty Corporation and Jerald Friedman, dated September 21, 2005 [Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-Q filed on November 4, 2005].

10.21 –	CAD $250,000,000 Amended and Restated Credit Facility dated January 25, 2006, with Royal Bank of Canada, as Issuing Lender and Administrative Agent and various lenders.

10.22 –

$1.2 billion Credit Agreement, dated as of October 30, 2006, among PK Sale LLC, as borrower, PRK Holdings I LLC, PRK Holdings II LLC and PK Holdings III LLC, as guarantors, Kimco Realty Corporation, as guarantor, the lenders party hereto from time to time, JP Morgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., as Co-Syndication Agents, Scotia Banc, Inc. and Wells Fargo Bank, National Association as Co-Documentation Agents, The Royal Bank of Scotland, PLC, Sumitomo Mitsui Banking Corporation, and West LB AG, New York Branch as Co-Managing Agents, and The Bank of New York, Mizuho Corporate Bank (USA), Royal Bank of Canada, and U.S. Bank, National Association, as Co-Agents [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 3, 2006].

10.23 –

$1.5 billion Credit Agreement, dated as of October 25, 2007, among Kimco Realty Corporation, the subsidiaries of Kimco from time to time parties thereto, the several banks, financial institutions and other entities from time to time parties thereto, Bank of America, N.A., the Bank of Nova Scotia, New York Agency, and Wachovia Bank, National Association, as Syndication Agents, UBS Securities LLC, Deutsche Bank Securities, Inc., Royal Bank of Canada and the Royal Bank of Scotland PLC, as Documentation Agents, the Bank of Tokyo-Mitsubishi UFJ, Ltd., Citicorp North America, Inc., Merrill Lynch Bank USA, Morgan Stanley Bank, Regions Bank, Sumitomo Mitsui Banking Corporation and U.S. Bank National Association, as Managing Agents, The Bank of New York, Barclays Bank PLC, Eurohypo AG New York Branch, Suntrust Bank and Wells Fargo Bank National Association, as Co-Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent for the lenders thereunder. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 25, 2007].

INDEX TO EXHIBITS (continued)

Exhibits		Form 10-K Page

10.24 –

Employment Agreement between Kimco Realty Corporation and David B. Henry, dated March 8, 2007. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2007].

*10.25 –	CAD $250,000,000 Amended and Restated Credit Facility dated January 11, 2008, with Royal Bank of Canada as Issuing lender and Administrative Agent and various lenders.	154

*10.26 –	Employment Agreement between Kimco Realty Corporation and Michael J. Flynn dated October 15, 2007.	170

*12.1 –	Computation of Ratio of Earnings to Fixed Charges	182

*12.2 –	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	183

*21.1 –	Subsidiaries of the Company	184

*23.1 –	Consent of PricewaterhouseCoopers LLP	195

*31.1 –	Certification of the Company’s Chief Executive Officer, Milton Cooper, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	196

*31.2 –	Certification of the Company’s Chief Financial Officer, Michael V. Pappagallo, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	197

*32.1 –	Certification of the Company’s Chief Executive Officer, Milton Cooper, and the Company’s Chief Financial Officer, Michael V. Pappagallo, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	198

______________

*

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMCO REALTY CORPORATION

(Registrant)

By:

/s/ Milton Cooper

Milton Cooper

Chief Executive Officer

Dated:

February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Martin S. Kimmel	Chairman (Emeritus) of	February 27, 2008
Martin S. Kimmel	the Board of Directors

/s/ Milton Cooper	Chairman of the Board of Directors and	February 27, 2008
Milton Cooper	Chief Executive Officer

/s/ Michael J. Flynn	Vice Chairman of the Board of Directors,	February 27, 2008
Michael J. Flynn	President and Chief Operating Officer

/s/ David B. Henry	Vice Chairman of the Board of Directors	February 27, 2008
David B. Henry	and Chief Investment Officer

/s/ Richard G. Dooley	Director	February 27, 2008
Richard G. Dooley

/s/ Joe Grills	Director	February 27, 2008
Joe Grills

/s/ F. Patrick Hughes	Director	February 27, 2008
F. Patrick Hughes

/s/ Frank Lourenso	Director	February 27, 2008
Frank Lourenso

/s/ Richard Saltzman	Director	February 27, 2008
Richard Saltzman

/s/ Michael V. Pappagallo	Executive Vice President -	February 27, 2008
Michael V. Pappagallo	Chief Financial Officer

/s/ Glenn G. Cohen	Vice President -	February 27, 2008
Glenn G. Cohen	Treasurer

/s/ Paul Westbrook	Director of Accounting	February 27, 2008
Paul Westbrook

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15 (a) (1) and (2)

INDEX TO FINANCIAL STATEMENTS

AND

FINANCIAL STATEMENT SCHEDULES

		Form10-K Page

KIMCO REALTY CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm		68

Consolidated Financial Statements and Financial Statement Schedules:

Consolidated Balance Sheets as of December 31, 2007 and 2006		69

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005		70

Consolidated Statements of Comprehensive Income for the years ended December 31, 2007, 2006 and 2005		71

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007, 2006 and 2005		72

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005		73

Notes to Consolidated Financial Statements		74

Financial Statement Schedules:

II.	Valuation and Qualifying Accounts	123
III.	Real Estate and Accumulated Depreciation	124
IV.	Mortgage Loans on Real Estate	132

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Kimco Realty Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kimco Realty Corporation and its Subsidiaries (collectively, the "Company") at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 27, 2008

KIMCO REALTY CORPORATION AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

 (in thousands, except share information)

	December 31,	December 31,
	2007	2006
Assets:
Real Estate
Rental property
Land	$ 1,262,879	$ 978,819
Building and improvements	4,917,750	3,984,518
	6,180,629	4,963,337
Less, accumulated depreciation and amortization	977,444	806,670
	5,203,185	4,156,667
Real estate under development	1,144,406	1,037,982
Real estate, net	6,347,591	5,194,649
Investments and advances in real estate joint ventures	1,246,917	1,067,918
Other real estate investments	615,016	451,731
Mortgages and other financing receivables	153,847	162,669
Cash and cash equivalents	87,499	345,065
Marketable securities	212,988	202,659
Accounts and notes receivable	88,017	83,418
Deferred charges and prepaid expenses	121,690	95,163
Other assets	224,251	266,008
Total assets	$ 9,097,816	$ 7,869,280

Liabilities & Stockholders' Equity:
Notes payable	$ 3,131,765	$ 2,748,345
Mortgages payable	838,736	567,917
Construction loans payable	245,914	270,981
Accounts payable and accrued expenses	161,526	163,668
Dividends payable	112,052	93,222
Other liabilities	265,090	232,946
Total liabilities	4,755,083	4,077,079
Minority interests	448,159	425,242
Commitments and contingencies

Stockholders' equity:
Preferred Stock , $1.00 par value, authorized 3,232,000 and 3,600,000 shares, respectively
Class F Preferred Stock, $1.00 par value, authorized 700,000 shares
Issued and outstanding 700,000 shares	700	700
Aggregate liquidation preference $175,000
Class G Preferred Stock, $1.00 par value, authorized 184,000 shares
Issued and outstanding 184,000 shares	184	-
Aggregate liquidation preference $460,000
Common stock, $.01 par value, authorized 750,000,000 and 300,000,000 shares, respectively
Issued 253,350,144 and 251,416,749, shares; outstanding 252,803,564 and 250,870,169, respectively.	2,528	2,509
Paid-in capital	3,677,509	3,178,016
Retained earnings	180,005	140,509
	3,860,926	3,321,734
Accumulated other comprehensive income	33,648	45,225
Total stockholders' equity	3,894,574	3,366,959
Total liabilities and stockholders' equity	$ 9,097,816	$ 7,869,280

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended  2007, 2006 and 2005

(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005

Revenues from rental property	$ 681,553	$ 587,547	$ 501,569

Rental property expenses:
Rent	(12,131)	(11,531)	(10,012)
Real estate taxes	(83,571)	(74,607)	(64,067)
Operating and maintenance	(90,013)	(72,701)	(58,167)

Mortgage and other financing income	14,197	18,816	27,586
Management and other fee income	54,844	40,684	30,474
Depreciation and amortization	(189,650)	(139,263)	(100,517)
General and administrative expenses	(103,882)	(77,324)	(56,475)
Interest, dividends and other investment income	30,951	55,822	28,345
Other (expense)/income, net	(10,590)	8,928	5,071
Interest expense	(213,674)	(170,677)	(126,432)

Income from continuing operations before income taxes, income from other real estate investments, equity in income of joint ventures, minority interests in income, gain on sale of development properties and adjustment
of property carrying values	78,034	165,694	177,375

Benefit/(provision) for income taxes	44,490	(4,387)	(165)

Income from other real estate investments	78,524	77,062	56,751
Equity in income of joint ventures, net	173,363	105,525	77,454
Minority interests in income, net	(34,144)	(26,166)	(12,164)
Gain on sale of development properties,
net of tax of $16,040, $12,155 and $10,824, respectively	24,059	25,121	22,812
Adjustment of property carrying values,
net of tax of $3,400, $0 and $0, respectively	(5,100)	-	-

Income from continuing operations	359,226	342,849	322,063

Discontinued operations:
Income from discontinued operating properties	32,773	13,914	15,485
Minority interests in income	(5,848)	(1,585)	(573)
Loss on operating properties held for sale/sold	(1,832)	(1,421)	(5,098)
Gain on disposition of operating properties, net of tax	5,538	72,042	28,918
Income from discontinued operations	30,631	82,950	38,732

Gain on transfer of operating properties	-	1,394	2,301
Loss on transfer of operating property	-	-	(150)
Gain on sale of operating properties, net of tax	2,708	1,066	682
Total gain on transfer or sale of operating properties, net of tax	2,708	2,460	2,833

Income before extraordinary item	392,565	428,259	363,628

Extraordinary gain from joint venture resulting from purchase price
allocation, net of tax and minority interest	50,265	-	-

Net income	442,830	428,259	363,628

Preferred stock dividends	(19,659)	(11,638)	(11,638)

Net income available to common shareholders	$ 423,171	$ 416,621	$ 351,990

Per common share:
Income from continuing operations:
-Basic	$ 1.36	$ 1.39	$ 1.38
-Diluted	$ 1.33	$ 1.36	$ 1.36
Net income :
-Basic	$ 1.68	$ 1.74	$ 1.55
-Diluted	$ 1.65	$ 1.70	$ 1.52

Weighted average shares:
-Basic	252,129	239,552	226,641
-Diluted	257,058	244,615	230,868

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,

	2007	2006	2005

Net income	$ 442,830	$ 428,259	$ 363,628
Other comprehensive income:
Change in unrealized gain/(loss) on marketable securities	(25,803)	(26,467)	26,689
Change in unrealized gain/(loss) on foreign currency hedge agreements	(1,470)	143	2,536
Change in foreign currency translation adjustment	15,696	2,503	2,040

Other comprehensive income	(11,577)	(23,821)	31,265

Comprehensive income	$ 431,253	$ 404,438	$ 394,893

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands, except per share information)

					Paid-in Capital	Retained Earnings / (Cumulative Distributions in Excess of Net Income)	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Preferred Stock		Common Stock
	Issued	Amount	Issued	Amount

Balance, January 1, 2005	700	$ 700	224,854	$ 2,248	$2,199,420	$ (3,749)	$ 37,781	$ 2,236,400

Net income						363,628		363,628
Dividends ($1.27 per common share; $1.6625
Class F Depositary Share, respectively)						(300,024)		(300,024)
Issuance of common stock			242	3	6,837			6,840
Exercise of common stock options			2,963	30	44,467			44,497
Amortization of stock option expense					4,608			4,608
Other comprehensive income							31,265	31,265

Balance, December 31, 2005	700	700	228,059	2,281	2,255,332	59,855	69,046	2,387,214

Net income						428,259		428,259
Dividends ($1.38 per common share; $1.6625
Class F Depositary Share, respectively)						(347,605)		(347,605)
Issuance of common stock			20,614	206	870,465			870,671
Exercise of common stock options			2,197	22	42,007			42,029
Amortization of stock option expense					10,212			10,212
Other comprehensive income							(23,821)	(23,821)

Balance, December 31, 2006	700	700	250,870	2,509	3,178,016	140,509	45,225	3,366,959

Net income						442,830		442,830
Dividends ($1.52 per common share; $1.6625
Class F Depositary Share, and $0.4359 per
Class G Depositary Share, respectively)						(403,334)		(403,334)
Issuance of common stock			50	1	2,413			2,414
Exercise of common stock options			1,884	18	40,546			40,564
Issuance of Class G Preferred Stock	184	184			444,283			444,467
Amortization of stock option expense					12,251			12,251
Other comprehensive income							(11,577)	(11,577)

Balance, December 31, 2007	884	$ 884	252,804	$ 2,528	$3,677,509	$ 180,005	$ 33,648	$ 3,894,574

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$ 442,830	$ 428,259	$ 363,628
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	191,270	144,767	108,042
Extraordinary item	(50,265)	-	-
Loss on operating properties held for sale/sold/transferred	1,832	1,421	5,248
Adjustment of property carrying values	8,500	-	-
Gain on sale of development properties	(40,099)	(37,276)	(33,636)
Gain on sale/transfer of operating properties	(9,800)	(77,300)	(31,901)
Minority interests in income of partnerships, net	39,992	27,751	12,446
Equity in income of joint ventures, net	(173,363)	(106,930)	(77,454)
Income from other real estate investments	(64,046)	(54,494)	(40,562)
Distributions from joint ventures	403,032	152,099	116,765
Cash retained from excess tax benefits	(2,471)	(2,926)	-
Change in accounts and notes receivable	(4,876)	(17,778)	(12,156)
Change in accounts payable and accrued expenses	1,361	38,619	10,606
Change in other operating assets and liabilities	(77,908)	(40,643)	(10,229)
Net cash flows provided by operating activities	665,989	455,569	410,797

Cash flows from investing activities:
Acquisition of and improvements to operating real estate	(1,077,202)	(547,001)	(431,514)
Acquisition of and improvements to real estate under development	(640,934)	(619,083)	(452,722)
Investment in marketable securities	(55,235)	(86,463)	(93,299)
Proceeds from sale of marketable securities	35,525	83,832	46,692
Proceeds from transferred operating/development properties	69,869	1,186,851	128,537
Investments and advances to real estate joint ventures	(413,172)	(472,666)	(267,287)
Reimbursements of advances to real estate joint ventures	293,537	183,368	130,590
Other real estate investments	(192,890)	(254,245)	(123,005)
Reimbursements of advances to other real estate investments	87,925	74,677	26,969
Investment in mortgage loans receivable	(97,592)	(154,894)	(82,305)
Collection of mortgage loans receivable	94,720	125,003	90,709
Other investments	(26,688)	(123,609)	(3,152)
Reimbursements of other investments	55,361	16,113	-
Settlement of net investment hedges	-	(953)	(34,580)
Proceeds from sale of operating properties	59,450	110,404	89,072
Proceeds from sale of development properties	299,715	232,445	259,280
Net cash flows used for investing activities	(1,507,611)	(246,221)	(716,015)

Cash flow from financing activities:
Principal payments on debt, excluding
normal amortization of rental property debt	(82,337)	(61,758)	(66,794)
Principal payments on rental property debt	(14,014)	(11,062)	(8,296)
Principal payments on construction loan financings	(78,295)	(79,399)	(98,002)
Proceeds from mortgage/construction loan financings	413,488	174,087	265,418
Borrowings under credit facilities	627,369	317,661	210,188
Repayment of borrowings under credit facilities	(343,553)	(653,219)	(156,486)
Proceeds from issuance of unsecured senior notes	300,000	478,947	672,429
Repayment of unsecured senior notes	(250,000)	(185,000)	(200,250)
Financing origination costs	(10,819)	(11,442)	(9,538)
Redemption of minority interests in real estate partnerships	(80,972)	(31,554)	(21,024)
Dividends paid	(384,502)	(332,552)	(293,345)
Cash retained from excess tax benefits	2,471	2,926	-
Proceeds from issuance of stock	485,220	451,809	48,971
Net cash flows provided by financing activities	584,056	59,444	343,271

Change in cash and cash equivalents	(257,566)	268,792	38,053

Cash and cash equivalents, beginning of year	345,065	76,273	38,220
Cash and cash equivalents, end of year	$ 87,499	$ 345,065	$ 76,273

Interest paid during the year (net of capitalized interest
of $25,505, $22,741, and $12,587, respectively)	$ 215,121	$ 153,664	$ 121,087

Income taxes paid during the year	$ 14,292	$ 9,350	$ 13,763

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

Additionally, in connection with the Tax Relief Extension Act of 1999 (the "RMA"), which became effective January 1, 2001, the Company is permitted to participate in activities which it was precluded from previously in order to maintain its qualification as a Real Estate Investment Trust ("REIT"), so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code, as amended (the "Code"), subject to certain limitations.  As such, the Company, through its taxable REIT subsidiaries, is engaged in various retail real estate related opportunities including (i) merchant building through it’s wholly-owned taxable REIT subsidiaries including Kimco Developers, Inc. ("KDI"), which are primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) retail real estate advisory and disposition services which primarily focuses on leasing and disposition strategies of retail real estate controlled by both healthy and distressed and/or bankrupt retailers and (iii) acting as an agent or principal in connection with tax deferred exchange transactions.

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base.  At December 31, 2007, the Company's single largest neighborhood and community shopping center accounted for only 1.7% of the Company's annualized base rental revenues and only 0.8% of the Company’s total shopping center gross leasable area ("GLA").  At December 31, 2007, the Company’s five largest tenants were The Home Depot, TJX Companies, Sears Holdings, Kohl’s and Wal-Mart, which represented approximately 3.2%, 2.8%, 2.3%, 2.0% and 1.9%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

The principal business of the Company and its consolidated subsidiaries is the ownership, development, management and operation of retail shopping centers, including complementary services that capitalize on the Company’s established retail real estate expertise.  The Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance.  Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Principles of Consolidation and Estimates

The accompanying Consolidated Financial Statements include the accounts of the Company, its subsidiaries, all of which are wholly-owned, and all entities in which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity in accordance with the provisions and guidance of Interpretation No. 46(R), Consolidation of Variable Interest Entities ("FIN 46(R)") or meets certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force ("EITF") Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights ("EITF 04-5").  All intercompany balances and transactions have been eliminated in consolidation.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period.  The most significant assumptions and estimates relate to the valuation of real estate and related intangible assets and liabilities, depreciable lives, revenue recognition, the collectability of trade accounts receivable, and the realizability of deferred tax assets.  Application of these assumptions requires the exercise of judgment as to future uncertainties, and, as a result, actual results could differ from these estimates.

Minority Interests

Minority interests represent the portion of equity that the Company does not own in those entities it consolidates as a result of having a controlling interest or determined that the Company was the primary beneficiary of a variable interest entity in accordance with the provisions and guidance of FIN 46(R).

Minority interests also include partnership units issued from consolidated subsidiaries of the Company in connection with certain property acquisitions.  These units have a stated redemption value or a redemption amount based upon the Adjusted Current Trading Price, as defined, of the Company’s common stock ("Common Stock") and provide the unit holders various rates of return during the holding period.  The unit holders generally have the right to redeem their units for cash at any time after one year from issuance.  The Company typically has the option to settle redemption amounts in cash or Common Stock for the issuance of convertible units.  The Company evaluates the terms of the partnership units issued in accordance with Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, and EITF D-98, Classification and Measurement of Redeemable Securities, to determine if the units are mandatorily redeemable and as such accounts for them accordingly.

Real Estate

Real estate assets are stated at cost, less accumulated depreciation and amortization. If there is an event or a change in circumstances that indicates that the basis of a property (including any related amortizable intangible assets or liabilities) may not be recoverable, then management will assess any impairment in value by making a comparison of (i) the current and projected operating cash flows (undiscounted and without interest charges) of the property over its estimated holding period, and (ii) the net carrying amount of the property.  If the current and projected operating cash flows (undiscounted and without interest charges) are less than the carrying value of the property, the carrying value would be adjusted to an amount to reflect the estimated fair value of the property.

When a real estate asset is identified by management as held for sale, the Company ceases depreciation of the asset and estimates the sales price, net of selling costs. If, in management’s opinion, the net sales price of the asset is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property.

Upon acquisition of real estate operating properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building, building improvements and tenant improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships), assumed debt and redeemable units issued in accordance with SFAS No. 141, Business Combinations ("SFAS No. 141"), at the date of acquisition, based on evaluation of information and estimates available at that date. Based on these estimates, the Company allocates the initial purchase price to the applicable assets and liabilities. As final information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation.  The allocations are finalized within twelve months of the acquisition date.

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

In determining the value of in-place leases, management considers current market conditions and costs to execute similar leases in arriving at an estimate of the carrying costs during the expected lease-up period from vacant to existing occupancy. In estimating carrying costs, management includes real estate taxes, insurance, other operating expenses, and estimates of lost rental revenue during the expected lease-up periods and costs to execute similar leases including leasing commissions, legal and other related costs based on current market demand.  In estimating the value of tenant relationships, management considers the nature and extent of the existing tenant relationship, the expectation of lease renewals, growth prospects, and tenant credit quality, among other factors.  The value assigned to in-place leases and tenant relationships is amortized over the estimated remaining term of the leases.  If a lease were to be terminated prior to its scheduled expiration, all unamortized costs relating to that lease would be written off.

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets, as follows:

Buildings and building improvements

15 to 50 years

Fixtures, leasehold and tenant improvements

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

Real Estate Under Development

Real estate under development represents both the ground-up development of neighborhood and community shopping center projects which are subsequently sold upon completion and projects which the Company may hold as long-term investments.  These properties are carried at cost.  The cost of land and buildings under development includes specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries, and related costs of personnel directly involved and other costs incurred during the period of development. The Company ceases cost capitalization when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity.  If, in management’s opinion, the net sales price of assets held for resale or the current and projected undiscounted cash flows of these assets to be held as long-term investments is less than the net carrying value, the carrying value would be adjusted to an amount to reflect the estimated fair value of the property.

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

Mortgages and Other Financing Receivables

Mortgages and other financing receivables consist of loans acquired and loans originated by the Company.  Loan receivables are recorded at stated principal amounts net of any discount or premium or deferred loan origination costs or fees.  The related discounts or premiums on mortgages and other loans purchased are amortized or accreted over the life of the related loan receivable.  The Company defers certain loan origination and commitment fees, net of certain origination costs and amortizes them as an adjustment of the loan’s yield over the term of the related loan.  The Company evaluates the collectability of both interest and principal on each loan to determine whether it is impaired.  A loan is considered to be impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms.  When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the value of the underlying collateral if the loan is collateralized.  Interest income on performing loans is accrued as earned.  Interest income on impaired loans is recognized on a cash basis.

Cash and Cash Equivalents

Cash and cash equivalents (demand deposits in banks, commercial paper and certificates of deposit with original maturities of three months or less) includes tenants' security deposits, escrowed funds and other restricted deposits approximating $0.6 million at December 31, 2007 and 2006.

Cash and cash equivalent balances may, at a limited number of banks and financial institutions, exceed insurable amounts.  The Company believes it mitigates risk by investing in or through major financial institutions.  Recoverability of investments is dependent upon the performance of the issuers.

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

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s marketable securities may be impaired.  A marketable security is impaired only if management’s estimate of fair value of the security is less than the carrying value of the security and such difference is deemed to be other than temporary.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the security over the estimated fair value in the security.

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

Management and other fee income consists of property management fees, leasing fees, property acquisition and disposition fees, development fees and asset management fees. These fees arise from contractual agreements with third parties or with entities in which the Company has a partial non-controlling interest.  Management and other fee income, including acquisition and disposition fees, are recognized as earned under the respective agreements.  Management and other fee income related to partially owned entities are recognized to the extent attributable to the unaffiliated interest.

Gains and losses from the sale of depreciated operating property and ground-up development projects are generally recognized using the full accrual method in accordance with SFAS No. 66, Accounting for Sales of Real Estate ("SFAS No. 66"), provided that various criteria relating to the terms of sale and subsequent involvement by the Company with the properties are met.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

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

Earnings Per Share

On July 21, 2005, the Company’s Board of Directors declared a two-for-one split (the "Stock Split") of the Company’s common stock which was effected in the form of a stock dividend paid on August 23, 2005, to stockholders of record on August 8, 2005.  All share and per share data included in the accompanying Consolidated Financial Statements and Notes thereto have been adjusted to reflect this Stock Split.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

	2007	2006	2005
Computation of Basic Earnings Per Share:

Income from continuing operations before extraordinary gain	$ 359,226	$ 342,849	$ 322,063

Gain on transfer of operating properties, net	-	1,394	2,151

Gain on sale of operating properties, net of tax	2,708	1,066	682

Preferred stock dividends	(19,659)	(11,638)	(11,638)

Income from continuing operations before extraordinary gain applicable to common shares	342,275	333,671	313,258

Income from discontinued operations	30,631	82,950	38,732

Extraordinary gain	50,265	-	-

Net income applicable to common shares	$ 423,171	$ 416,621	$ 351,990

Weighted average common shares outstanding	252,129	239,552	226,641

Basic Earnings Per Share:
Income from continuing operations before extraordinary gain	$ 1.36	$ 1.39	$ 1.38
Income from discontinued operations	0.12	0.35	0.17
Extraordinary gain	0.20	-	-
Net income	$ 1.68	$ 1.74	$ 1.55

Computation of Diluted Earnings Per Share:

Income from continuing operations before extraordinary gain for diluted earnings per share (a)	$ 342,275	$ 333,671	$ 313,258

Income from discontinued operations	30,631	82,950	38,732

Extraordinary gain	50,265	-	-

Net income for diluted earnings per share	$ 423,171	$ 416,621	$ 351,990

Weighted average common shares outstanding – Basic	252,129	239,552	226,641

Effect of dilutive securities (a):
Stock options/deferred stock awards	4,929	5,063	4,227

Shares for diluted earnings per common share	257,058	244,615	230,868

Diluted Earnings Per Share:
Income from continuing operations before extraordinary gain	$ 1.33	$ 1.36	$ 1.36
Income from discontinued operations	0.12	0.34	0.16
Extraordinary gain	0.20	-	-
Net income	$ 1.65	$ 1.70	$ 1.52

(a)

The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Income from continuing operations before extraordinary gain per share.  Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations.

In addition, there were approximately 3,017,400, 71,250, and 2,195,400 stock options that were anti-dilutive as of December 31, 2007, 2006 and 2005, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Stock Compensation

The Company maintains an equity participation plan (the "Plan") pursuant to which a maximum of 42,000,000 shares of Common Stock may be issued for qualified and non-qualified options and restricted stock grants.  Options granted under the Plan generally vest ratably over a three year term for options granted prior to August 1, 2005 or five year term for options granted after August 1, 2005, expire ten years from the date of grant and are exercisable at the market price on the date of grant, unless otherwise determined by the Board of Directors at its sole discretion.  Restricted stock grants generally vest 100% on the fifth anniversary of the grant.  In addition, the Plan provides for the granting of certain options to each of the Company’s non-employee directors (the "Independent Directors") and permits such Independent Directors to elect to receive deferred stock awards in lieu of directors’ fees.

Prior to January 1, 2003, the Company accounted for the Plan under the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25).  Effective January 1, 2003, the Company adopted the prospective method provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment of FASB Statement No. 123 ("SFAS No. 148"), which applies the recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") to all employee awards granted, modified or settled after January 1, 2003.

During December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which is a revision of Statement 123. SFAS No. 123(R) supersedes Opinion 25.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in Statement 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.  Pro-forma disclosure is no longer an alternative under SFAS No. 123(R).  SFAS No. 123(R) was effective for fiscal years beginning after December 31, 2005.  The Company began expensing stock based employee compensation with its adoption of the prospective method provisions of SFAS No. 148, effective January 1, 2003, as a result, the adoption of SFAS No. 123(R) did not have a material impact on the Company’s financial position or results of operations.

The non-cash expense related to stock-based employee compensation included in the determination of net income is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.  There was no difference in amounts for the years ended December 31, 2007 or 2006.  The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding stock awards in 2005 (amounts presented in thousands, except per share data):

2005

Net income, as reported	$ 363,628
Add: Stock based employee compensation
expense included in reported net income	4,608
Deduct: Total stock based employee
compensation expense determined under fair value
based method for all awards	(5,206)

Pro Forma Net Income – Basic	$ 363,030

Earnings Per Share
Basic – as reported	$ 1.55
Basic – pro forma	$ 1.55

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Net income for diluted earnings per share	$ 351,990
Add: Stock based employee compensation
expense included in reported net income	4,608
Deduct: Total stock based employee
compensation expense determined under fair value
based method for all awards	(5,206)

Pro Forma Net Income – Diluted	$ 351,392

Earnings Per Share
Diluted – as reported	$ 1.52
Diluted – pro forma	$ 1.52

The pro forma adjustments to net income and net income per diluted common share assume fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing formula.  The more significant assumptions underlying the determination of such fair values for options granted during the year ended December 2005 were as follows:

2005

Weighted average fair value of options granted	$3.21

Weighted average risk-free interest rates	4.03%

Weighted average expected option lives	4.80

Weighted average expected volatility	18.01%

Weighted average expected dividend yield	5.30%

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  During February 2008, the FASB issued a Staff Position that will (i) partially defer the effective date of SFAS No. 157, for one year for certain nonfinancial assets and nonfinancial liabilities and (ii) remove certain leasing transactions from the scope of SFAS No. 157.  The impact of adopting SFAS No. 157 is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159").  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The impact of adopting SFAS No. 159 is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2007, the AICPA issued Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide for Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies ("SOP 07-1").  SOP 07-1 sets forth more stringent criteria for qualifying as an investment company than does the predecessor Audit Guide.  In addition, SOP 07-1 establishes new criteria for a parent company or equity method investor to retain investment company accounting in their consolidated financial statements.  Investment companies record all their investments at fair value with changes in value reflected in earnings.  SOP 07-1 was to be effective for the Company’s 2008 fiscal year, however, in October 2007 the FASB agreed to propose an indefinite delay and in February 2008, the FASB issued a final Staff Position to indefinitely delay the effective date of SOP 07-1.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS No. 141(R)").  The objective of this statement is to improve the relevance, representation, faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008.  An entity may not apply it before that date.  The Company is currently assessing the impact the adoption of SFAS No 141(R) would have on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interest in Consolidated Financial Statements in Amendment of ARB No. 51 ("SFAS No. 160").  A non-controlling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently and requires that they be accounted for similarly, as equity transactions, (iv) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, the gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identity and distinguish between the interest of the parent and the interest of the non-controlling owners.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company is currently assessing the impact the adoption of SFAS No. 160 would have on the Company’s financial position and results of operations.

Reclassification

Certain reclassification of prior years’ amounts have been made to conform with the current year presentation.

2.  Real Estate:

The Company’s components of Rental property consist of the following (in thousands):

	December 31,
	2007	2006
Land	$ 1,262,879	$ 978,819
Buildings and improvements
Buildings	3,559,464	2,980,369
Building improvements	566,720	301,584
Tenant improvements	549,490	528,479
Fixtures and leasehold improvements	33,932	22,216
Other rental property (1)	208,144	151,870
	6,180,629	4,963,337
Accumulated depreciation and amortization	(977,444)	(806,670)

Total	$ 5,203,185	$ 4,156,667

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(1)

At December 31, 2007 and 2006, Other rental property consisted of intangible assets including $130,598 and $88,328 respectively, of in-place leases, $21,555 and $15,705 respectively, of tenant relationships, and $55,991 and $47,837 respectively, of above-market leases.

In addition, at December 31, 2007 and 2006, the Company had intangible liabilities relating to below-market leases from property acquisitions of approximately $182.3 million and $120.6 million, respectively.  These amounts are included in the caption Other liabilities in the Company’s Consolidated Balance Sheets.

3.  Property Acquisitions, Developments and Other Investments:

Operating property acquisitions, ground-up development costs and other investments have been funded principally through the application of proceeds from the Company's public equity and unsecured debt issuances, proceeds from mortgage and construction financings, availability under the Company’s revolving lines of credit and issuance of various partnership units.

Operating Properties

Acquisition of Operating Properties -

During the year ended December 31, 2007, the Company acquired, in separate transactions, 61 operating properties, comprising an aggregate 4.4 million square feet of GLA, for an aggregate purchase price of approximately $1.1 billion including the assumption of approximately $114.3 million of non-recourse mortgage debt encumbering nine of the properties.  Details of these transactions are as follows (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt Assumed	Total	GLA

U.S. acquisitions:

3 Properties	Various	Jan-07 (1)	$ 22,535	$19,480	$ 42,015	240

Embry Village	Atlanta, GA	Feb-07	46,800	-	46,800	215

Park Place	Morrisville, NC	Mar-07 (2)	10,700	10,700	21,400	170

35 North Third Street	Philadelphia, PA	Mar-07	2,100	-	2,100	2

Cranberry Commons II	Pittsburgh, PA	Mar-07 (3)	1,431	3,108	4,539	17

Lake Grove	Lake Grove, NY	Apr-07 (4)	31,500	-	31,500	158

1628 Walnut St	Philadelphia, PA	Apr-07	3,500	-	3,500	2

2 Properties	Various	Apr-07 (5)	62,800	-	62,800	436

Flagler Park	Miami, FL	Apr-07	95,000	-	95,000	350

2 Properties	Various	May-07 (6)	36,801	16,800	53,601	169

Suburban Square	Ardmore, PA	May-07	215,000	-	215,000	359

1701 Walnut St	Philadelphia, PA	May-07	12,000	-	12,000	15

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

30 West 21st St	New York, NY	May-07	6,250	18,750	25,000	5

Chatham Plaza	Savannah, GA	June-07	44,600	-	44,600	199

2 Properties	Various	June-07 (7)	16,920	-	16,920	22

Birchwood Portfolio (11 Properties)	Long Island, NY	July-07	92,090	-	92,090	280

493-497 Commonwealth Ave	Boston, MA	July-07	5,650	-	5,650	20

3 Properties	Philadelphia, PA	July-07 (8)	60,890	-	60,890	68

Highlands Square	Clearwater, FL	July-07(9)	4,531	-	4,531	76

Mooresville Crossings	Mooresville, NC	Aug-07	41,000	-	41,000	155

Corona Hills Marketplace	Corona, CA	Aug-07	32,000	-	32,000	149

127-129 Newbury St	Boston, MA	Oct-07	11,600	-	11,600	9

Talavi	Glendale, AZ	Nov-07 (10)	12,500	-	12,500	109

Wayne Plaza	Chambersburg, PA	Nov-07 (2)	6,849	14,289	21,138	132

Rockford Crossing	Rockford, IL	Dec-07 (2)	3,867	11,033	14,900	89

Center at Westbank	Harvey, LA	Dec-07 (2)	11,551	20,149	31,700	182

			890,465	114,309	1,004,774	3,628

Mexican Acquisitions:
Waldo’s Mexico Portfolio (17 properties)	Various, Mexico	Mar-07	51,500	-	51,500	488
Gran Plaza Cancun	Mexico	Dec-07	38,909	-	38,909	273

			$980,874	$114,309	$1,095,183	4,389

(1)

Three properties acquired in separate transactions, located in Alpharetta, GA, Southlake, TX and Apopka, FL.

(2)

The Company acquired these properties from a joint venture in which the Company holds a 20% non-controlling interest.

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

(10)

The Company acquired an additional 50% ownership interest in this operating property, as such the Company now holds a 100% interest in this property and consolidates it for financial reporting purposes.

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

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt Assumed/ Stock or Units Issued	Total	GLA

Portfolio – 19 properties	Various: CA, NV, & HI	Jan-06	$114,430	$ 19,124	$ 133,554	815

Groves at Lakeland	Lakeland, FL	Feb-06	1,500	-	1,500	105

625 Broadway	New York, NY	Feb-06	36,600	27,750	64,350	83

387 Bleecker Street	New York, NY	Feb-06	3,700	2,960	6,660	-

Cupertino Village	Cupertino, CA	Mar-06	27,400	38,000	65,400	115

Poway Center	Poway, CA	Mar-06 (1)	3,500	-	3,500	16

Plaza Centro	Caguas, PR	Mar-06	35,731	71,774(2)	107,505	438

Los Colobos	Carolina, PR	Mar-06	36,684	41,719(2)	78,403	343

Hylan Plaza	Staten Island, NY	Mar-06	-	81,800(3)	81,800	358

Tyler St Plaza	Riverside, CA	Apr-06	10,100	-	10,100	86

Market at Bay Shore	Bay Shore, NY	Apr-06	-	39,673(2)	39,673	177

Pathmark S.C.	Centereach, NY	Apr-06	-	21,955(2)	21,955	102

Western Plaza	Mayaguez, PR	June-06	4,562	30,378(2)	34,940	226

Mallside Plaza	Portland, ME	June-06	23,100	-	23,100	91

Pearl Towers	Albany, NY	June-06	-	39,868(2)	39,868	253

19 Greenwich	New York, NY	Sept-06	1,010	4,040	5,050	-

Western Plaza	Mayaguez, PR	Sept-06	1,900	19,443(2)	21,343	126

Los Colobos	Carolina, PR	Sept-06	2,034	24,414(2)	26,448	228

Plaza Centro	Caguas, PR	Sept-06	16,165	9,185(2)	25,350	139

Trujillo Alto Plaza	Trujillo Alto, PR	Sept-06	7,379	26,058(2)	33,437	201

Ponce Town Center	Ponce, PR	Oct-06	3,679	38,974(2)	42,653	193

Villa Maria S.C.	Manati, PR	Oct-06	1,382	6,825(2)	8,207	70

100 Van Dam Street	New York, NY	Oct-06	3,650	16,400	20,050	-

Rexville Town Center	Bayamon, PR	Nov-06	6,813	66,766(2)	73,579	186

Fountains at Arbor Lakes	Maple Grove, MN	Dec-06	95,025	-	95,025	407

			$436,344	$627,106	$1,063,450	4,758

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(1) Acquired additional square footage of existing property.

(2) Represents the value of units issued and/or debt assumed, see additional disclosure below.

(3) Represents the value of Common Stock issued by the Company relating to the merger transaction with Atlantic Realty, including $30.3 million issued to the Company’s subsidiaries representing the 37% of Atlantic Realty previously owned (See Note 17 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).

Included in the 2006 acquisitions above is the acquisition of interests in seven shopping center properties, located in Caguas, Carolina, Mayaguez, Trujillo Alto, Ponce, Manati, and Bayamon, Puerto Rico, valued at an aggregate $451.9 million. The properties were acquired through the issuance of units from a consolidated subsidiary and consist of approximately $158.6 million of floating and fixed-rate redeemable units, approximately $45.8 million of redeemable units, which are redeemable at the option of the holder, the assumption of approximately $131.2 million of non-recourse mortgage debt encumbering six of the properties and approximately $116.3 million in cash.  The Company has the option to settle the redemption of the $45.8 million redeemable units with Common Stock or cash.  During 2007, the holders of the $45.8 million in redeemable units, redeemed $26.3 million of such units. The Company opted to settle these units in cash. Additionally, during 2007, $3.0 million of the $158.6 million in floating and fixed rate redeemable units were redeemed by the holders.  The aggregate remaining value of the units is included in Minority interests on the Company’s Consolidated Balance Sheets.

During April 2006, the Company acquired interests in two shopping center properties, included in the table above, located in Bay Shore and Centereach, NY, valued at an aggregate $61.6 million.  The properties were acquired through the issuance of units from a consolidated subsidiary and consist of approximately $24.2 million of redeemable units, which are redeemable at the option of the holder, approximately $14.0 million of fixed-rate redeemable units and the assumption of approximately $23.4 million of non-recourse mortgage debt.  The Company has the option to settle the redemption of the $24.2 million redeemable units with Common Stock or cash.  During 2007, $1.1 million of the $24.2 million in redeemable units were redeemed by the holder in cash at the option of the Company.  The aggregate remaining value of the units is included in Minority interests on the Company’s Consolidated Balance Sheets.

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

The aggregate purchase price of the above mentioned 2007 and 2006 properties have been allocated to the tangible and intangible assets and liabilities of the properties in accordance with SFAS No. 141, at the date of acquisition, based on evaluation of information and estimates available at such date. As final information regarding the fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation.  The allocations are finalized no later than twelve months from the acquisition date. The total aggregate purchase price was allocated as follows:

	2007	2006
Land	$327,970	$335,224
Buildings	623,311	410,146
Below Market Rents	(62,802)	(38,681)
Above Market Rents	13,629	35,293
In-Place Leases	41,281	73,847
Other Intangibles	10,181	7,215
Building Improvements	105,716	84,405
Tenant Improvements	35,897	156,001
	$1,095,183	$1,063,45

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Ground-Up Development -

The Company is engaged in ground-up development projects which consists of (i) merchant building through the Company’s wholly-owned taxable REIT subsidiaries, which develop neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) U.S. ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Mexico for long-term investment.  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of December 31, 2007, the Company had in progress a total of 60 ground-up development projects including 27 merchant building projects, nine U.S. ground-up development projects, and 24 ground-up development projects located throughout Mexico.

Merchant Building -

During the years 2007, 2006 and 2005, the Company expended approximately $269.6 million, $287.0 million and $385.3 million, respectively, in connection with the purchase of land and construction costs related to its merchant building projects.  These costs have been funded principally through proceeds from sales of completed projects and construction loans.

Long-term Ground-up Development -

During 2007, the Company expended approximately $7.7 million in connection with the purchase of undeveloped land in Union, NJ, which will be developed into a 0.2 million square foot retail center and approximately $21.5 million in connection with the purchase of three redevelopment properties located in Bronx, NY, which will be redeveloped into mixed-use residential/retail centers aggregating 0.1 million square feet.  These projects have a total estimated project cost of approximately $71.5 million.

During 2007, the Company acquired, in separate transactions, nine land parcels located in various cities throughout Mexico, for an aggregate purchase price of approximately MXP 1.1 billion (approximately USD $94.8 million).  Seven of these land parcels will be developed into retail centers aggregating approximately 2.8 million square feet of GLA with a total estimated aggregate project cost of approximately MXP 2.3 billion (approximately USD $210.2 million).

During 2007, the Company acquired, through a newly formed joint venture in which the Company has a controlling ownership interest, a 0.3 million square foot development project in Neuvo Vallarta, Mexico, for a purchase price of approximately MXP 119.5 million (approximately USD $11.0 million).  Total estimated project costs are approximately USD $28.3 million.

During 2007, the Company acquired, through a newly formed joint venture in which the Company has a non-controlling interest, a 0.1 million square foot development project in Tuxtepec, Mexico, for a purchase price of MXP 48.6 million (approximately USD $4.4 million).  Total estimated project costs are approximately USD $14.4 million.

During 2006, the Company acquired land in Chambersburg, PA and Anchorage, AK for an aggregate purchase price of approximately $12.2 million. The properties will be developed into retail centers with approximately 0.7 million square feet of GLA with total estimated project costs of approximately $62.7 million.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During 2006, the Company acquired, in separate transactions, nine parcels of land located in various cities throughout Mexico, for an aggregate purchase price of approximately MXP 1.3 billion (approximately USD $119.3 million).  The properties were at various stages of construction at acquisition and will be developed into retail centers aggregating approximately 3.4 million square feet.  Total estimated remaining project costs are approximately USD $312.4 million.

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

During May 2006, the Company acquired an additional 48% interest in Kimsouth for approximately $22.9 million, which increased the Company’s total ownership to 92.5%. As a result of this transaction, the Company became the controlling shareholder and had therefore, commenced consolidation of Kimsouth upon the closing date.  The acquisition of the additional 48% ownership interest has been accounted for as a step acquisition with the purchase price being allocated to the identified assets and liabilities of Kimsouth.

As of May 2006, Kimsouth had approximately $133.0 million of net operating loss carry-forwards ("NOLs"), which may be utilized to offset future taxable income of Kimsouth. The Company evaluated the need for a valuation allowance based on projected taxable income and determined that a valuation allowance of approximately $34.2 million was required.  As such, a purchase price adjustment of $17.5 million was recorded (See Note 22 for additional information).

During June 2006, Kimsouth contributed approximately $51.0 million, of which $47.2 million or 92.5% was provided by the Company, to fund its 15% non-controlling interest in a newly formed joint venture with an investment group to acquire a portion of Albertson’s Inc.  To maximize investment returns, the investment group’s strategy with respect to this joint venture, includes refinancing, selling selected stores and the enhancement of operations at the remaining stores.  Kimsouth accounts for this investment under the equity method of accounting.  During the year ended December 31, 2007, this joint venture completed the disposition of certain operating stores and a refinancing of the remaining assets in the joint venture.  As a result of these transactions Kimsouth received cash distributions of approximately $148.6 million.  Kimsouth has a remaining capital commitment obligation to fund up to an additional $15.0 million for general purposes.  Due to this remaining capital commitment, $15.0 million is included in Other liabilities in the Company’s Consolidated Balance Sheets.

During the year ended December 31, 2007, Kimsouth’s income from the Albertson’s joint venture aggregated approximately $49.6 million, net of income tax.  This amount includes (i) an operating loss of approximately $15.1 million, net of an income tax benefit of approximately $10.1 million, (ii) distribution in excess of Kimsouth’s investment of approximately $10.4 million, net of income tax expense of approximately $6.9 million, and (iii) an extraordinary gain of approximately $54.3 million, net of income tax expense of approximately $36.2 million, resulting from purchase price allocation adjustments as determined in accordance with SFAS No. 141. In accordance with Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock, the Company has classified its 15% share of the extraordinary gain, net of income taxes, as a separate component on the Company’s Consolidated Statements of Income.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During 2007, Kimsouth sold its remaining property for an aggregate sales price of approximately $9.1 million.  This sale resulted in a gain of approximately $7.9 million, net of income taxes.

As a result of the Albertson’s transaction and the property sale described above, the Company has reduced the valuation allowance that was applied against the Kimsouth NOLs resulting in an income tax benefit of approximately $31.2 million.  At December 31, 2007, Kimsouth has deferred tax assets of approximately $14.8 million representing the tax effect of approximately $37.9 million of NOLs that expire from 2021 to 2023. The Company believes that it is more likely than not that a net deferred tax asset of approximately $11.7 million will be realized on future tax returns, primarily from the generation of future taxable income and therefore, a valuation allowance of $3.1 million has been established for a portion of these deferred tax assets.

During 2007, the Albertson’s joint venture acquired two operating properties for approximately $20.3 million, including the assumption of $18.5 million in non-recourse mortgage debt.

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

4.  Dispositions of Real Estate:

Operating Real Estate -

During 2007, the Company (i) disposed of six operating properties and completed partial sales of three operating properties, in separate transactions, for an aggregate sales price of approximately $40.0 million, which resulted in an aggregate net gain of approximately $6.4 million, after income tax of approximately $1.6 million, and (ii) transferred one operating property, which was acquired in the first quarter of 2007, to a joint venture in which the Company holds a 15% non-controlling ownership interest for an aggregate price of approximately $4.5 million, which represented the net book value.

During 2007, FNC Realty Corporation, a consolidated entity in which the Company holds a 53% controlling ownership interest, disposed of, in separate transactions, seven properties and completed the partial sale of an additional property for an aggregate sales price of $10.4 million.  These transactions resulted in pre-tax profits of approximately $4.7 million, before minority interest of $3.3 million.  This income has been recorded as Income from other real estate investments in the Company’s Consolidated Statements of Income.

Additionally, during 2007, two consolidated joint ventures in which the Company had preferred equity investments disposed of, in separate transactions, their respective properties for an aggregate sales price of approximately $66.5 million.  As a result of these capital transactions, the Company received approximately $22.1 million of profit participation, before minority interest of approximately $5.6 million.  This profit participation has been recorded as income from other real estate investments and is reflected in Income from discontinued operating properties in the Company’s Consolidated Statements of Income.

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

During November 2006, the Company disposed of a vacant land parcel located in Bel Air, MD, for approximately $1.8 million resulting in a $1.6 million gain on sale.  This gain is included in Other income (expense), net on the Company’s Consolidated Statements of Income.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

During June 2005, the Company disposed of a vacant land parcel located in New Ridge, MD, for approximately $5.6 million resulting in a $4.6 million gain on sale.  This gain is included in Other income (expense), net on the Company’s Consolidated Statements of Income.

Merchant Building -

During 2007, the Company sold, in separate transactions, (i) four of its recently completed merchant building projects, (ii) 26 out-parcels, (iii) 74.3 acres of undeveloped land, and (iv) completed partial sales of two projects, for an aggregate total proceeds of approximately $310.5 million and received approximately $3.3 million of proceeds from completed earn-out requirements on previously sold projects.  These sales resulted in pre-tax gains of approximately $40.1 million.

During 2006, the Company sold, in separate transactions, six of its recently completed projects, its partnership interest in one project and 30 out-parcels for approximately $260.0 million.  These sales resulted in pre-tax gains of approximately $37.3 million.

During 2005, the Company sold, in separate transactions, six of its recently completed projects and 41 out-parcels for approximately $264.1 million.  These sales resulted in pre-tax gains of approximately $33.6 million.

5.  Adjustment of Property Carrying Values:

As part of the Company’s ongoing analysis of its merchant building projects, the Company has determined that for two of its projects, located in Jacksonville, FL and Anchorage, AK, the recoverable value will not exceed their estimated cost.  This is primarily due to adverse changes in local market conditions and the uncertainty of those conditions in the future. As a result, the Company has recorded an aggregate pre-tax adjustment of property carrying value on these projects for the year ended December 31, 2007, of $8.5 million, representing the excess of the carrying values of the projects over their estimated fair values.

6.  Discontinued Operations and Assets Held for Sale:

The Company reports as discontinued operations assets held-for-sale as of the end of the current period and assets sold during the period.  All results of these discontinued operations are included in a separate component of income on the Consolidated Statements of Income under the caption Discontinued operations.  This has resulted in certain reclassifications of 2007, 2006, and 2005 financial statement amounts.

The components of Income from discontinued operations for each of the three years in the period ended December 31, 2007, are shown below.  These include the results of operations through the date of each respective sale for properties sold during 2007, 2006, and 2005 and a full year of operations for those assets classified as held-for-sale as of December 31, 2007 (in thousands):

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	2007	2006	2005
Discontinued operations:
Revenues from rental property	$ 4,449	$ 21,651	$ 31,746
Rental property expenses	(1,794)	(5,369)	(9,381)
Depreciation and amortization	(1,620)	(5,503)	(7,525)
Interest expense	(9)	(2,590)	(1,851)
Income from other real estate investments	34,740	3,705	1,192
Other (expense)/income	(2,993)	2,020	1,304

Income from discontinued operating properties	32,773	13,914	15,485

Provision for income taxes	-	(2,096)	-

Minority interest in income	(5,848)	(1,585)	(573)

Loss on operating properties held for sale/sold	(1,832)	(1,421)	(5,098)

Gain on disposition of operating properties	5,538	74,138	28,918

Income from discontinued operations	$ 30,631	$ 82,950	$ 38,732

During 2007, the Company classified as held-for-sale ten shopping center properties comprising approximately 0.6 million square feet of GLA.  The book value of each of these properties, aggregating approximately $80.7 million, net of accumulated depreciation of approximately $4.9 million, did not exceed each of their estimated fair values.  As a result, no adjustment of property carrying value has been recorded. The Company’s determination of the fair value for each of these properties, aggregating approximately $116.8 million, is based primarily upon executed contracts of sale with third parties less estimated selling costs.  During 2007, the Company completed the sale of five of these properties and reclassified one property as held-for-use.

During 2006, the Company reclassified as held-for-sale 13 operating properties comprising 0.8 million square feet of GLA.  The aggregate book value of these properties was approximately $36.5 million, net of accumulated depreciation of approximately $5.9 million.  The book value of one property exceeded its estimated fair value by approximately $0.6 million, and, as a result, the Company recorded a loss resulting from an adjustment of property carrying value of approximately $0.6 million.  The remaining properties had fair values exceeding their book values, and, as a result, no adjustment of property carrying value was recorded.  The Company’s determination of the fair value for each of these properties, aggregating approximately $50.0 million, is based primarily upon executed contracts of sale with third parties less estimated selling costs.  The Company completed the sale of these operating properties during 2006 and 2007.

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

7.  Investment and Advances in Real Estate Joint Ventures:

Kimco Prudential Joint Ventures ("KimPru") -

On July 9, 2006, the Company entered into a definitive merger agreement with Pan Pacific Retail Properties Inc. ("Pan Pacific"), which closed on October 31, 2006.  Under the terms of the agreement, the Company

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

agreed to acquire all of the outstanding shares of Pan Pacific for total merger consideration of $70.00 per share. As permitted under the merger agreement, the Company elected to issue $10.00 per share of the total merger consideration in the form of Common Stock to be based upon the average closing price of the Common Stock over ten trading days immediately preceding the closing date.  Within a day of the merger, the Company commenced its planned joint venture agreements with Prudential Real Estate Investors ("PREI") through three separate accounts managed by PREI, whereby, PREI contributed approximately $1.1 billion.  In accordance with the joint venture agreements, all Pan Pacific assets and the respective debt were transferred to the separate accounts.  There was no difference between the Company’s basis in the assets contributed and the amount of the equity the Company was credited with in the separate accounts.  The Company holds 15% non-controlling ownership interests in each of these joint ventures and accounts for these investments under the equity method of accounting.

On September 25, 2006, Pan Pacific stockholders approved the proposed merger and the closing occurred on October 31, 2006.  In addition to the merger consideration of $70.00 per share, Pan Pacific stockholders also received $0.2365 per share as a pro-rata portion of Pan Pacific’s regular $0.64 per share dividend for each day between September 26, 2006 and the closing date.

The transaction had a total value of approximately $4.1 billion, including Pan Pacific’s outstanding debt totaling approximately $1.1 billion.  As of October 31, 2006, Pan Pacific owned interests in 138 operating properties, which comprised approximately 19.9 million square feet of GLA, located primarily in California, Oregon, Washington, and Nevada.

Funding for this transaction was provided by approximately $1.3 billion of new individual non-recourse mortgage loans encumbering 51 properties, a $1.2 billion two-year credit facility, which bore interest at LIBOR plus 0.375% in the first year, and is currently at LIBOR plus 0.45% provided by a consortium of banks and guaranteed by the joint venture partners and the Company, the issuance of 9,185,847 shares of Common Stock valued at approximately $407.7 million, the assumption of approximately $630.0 million of unsecured bonds and approximately $289.4 million of existing non-recourse mortgage debt encumbering 23 properties and approximately $300.0 million in cash.  With respect to the guarantee by the Company, PREI guaranteed reimbursement to the Company of 85% of any guaranty payment the Company is obligated to make.

As of December 31, 2007 the above mentioned mortgages bear interest at rates ranging from 4.92% to 8.30% and have maturities ranging from 15 months to 106 months.

The following reconciliation describes the sources and uses of funds related to the acquisition of Pan Pacific, the commencement of the Company’s joint venture agreements with PREI, and provides a reconciliation of the Company’s aggregate initial investment in the three joint ventures of approximately $194.8 million (in millions):

Total Purchase Price	$ 4,100.0

Less:
New individual non-recourse mortgage loans	(1,300.0)
Two-year credit facility	(1,200.0)
Assumed mortgages	(289.4)
Amount to be funded	$ 1,310.6

Funding Provided:
Company Common Stock issued	$ 407.7
Pan Pacific bonds assumed by the Company	630.0
Cash	272.9
Amount funded	$ 1,310.6

Reconciliation of the Company’s Investment:
Company Common Stock issued	$ 407.7
Pan Pacific bonds assumed by the Company	630.0
Acquisition costs	1.8
1,039.5
Less:
Cash proceeds to the Company from PREI’s contribution into the joint ventures	(844.7)
Company’s initial investment	$ 194.8

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During 2007, KimPru sold, in separate transactions, 27 operating properties, two of which were sold to the Company and one development property in separate transactions, for an aggregate sales price of approximately $517.0 million.  These sales resulted in an aggregate loss of approximately $2.8 million, of which the Company’s share was approximately $0.4 million.

Proceeds from property sales were used to repay a portion of the outstanding balance on the $1.2 billion credit facility.  As of December 31, 2007, there was $702.5 million outstanding under this credit facility, which currently bears interest at LIBOR plus 45.0 bps and is scheduled to mature in October 2008.

During November 2006, KimPru sold an operating property for a sales price of $5.3 million.  There was no gain or loss recognized in connection with this sale.

Additionally, during January 2007, the Company and PREI entered into a new joint venture in which the Company holds a 15% non-controlling interest, which acquired 16 operating properties, aggregating 3.3 million square feet of GLA, for an aggregate purchase price of approximately $822.5 million, including the assumption of approximately $487.0 million in non-recourse mortgage debt.  Six of these properties were transferred from a joint venture in which the Company held a 5% non-controlling ownership interest.  One of the properties was transferred from a joint venture in which the Company held a 30% non-controlling ownership interest.  As a result of this transaction, the Company recognized profit participation of approximately $3.7 million and recognized its share of the gain.  The Company will manage these properties and accounts for its investment in this joint venture under the equity method of accounting.

As of December 31, 2007, the KimPru portfolio was comprised of 127 shopping center properties aggregating approximately 19.8 million square feet of GLA located in 6 states.

Kimco Income REIT ("KIR") -

The Company has a non-controlling limited partnership interest in KIR and manages the portfolio.  Effective July 1, 2006, the Company acquired an additional 1.7% limited partnership interest in KIR, which increased the Company’s total non-controlling interest to approximately 45.0%.

During 2007, KIR disposed of three operating properties, in separate transactions, for an aggregate sales price of approximately $149.3 million.  These sales resulted in an aggregate gain of approximately $46.0 million of which the Company’s share was approximately $20.7 million.

During 2006, KIR disposed of two operating properties and one land parcel, in separate transactions, for an aggregate sales price of approximately $15.2 million.  These sales resulted in an aggregate gain of approximately $4.4 million of which the Company’s share was approximately $1.9 million.

In April 2005, KIR entered into a three-year (plus two one-year extension options) $30.0 million unsecured revolving credit facility which bears interest at LIBOR plus 1.40%.  As of December 31, 2007, there was no outstanding balance under this credit facility and as of December 31, 2006, there was an outstanding balance of $14.0 million under this credit facility.

As of December 31, 2007, the KIR portfolio was comprised of 63 shopping center properties aggregating approximately 13.1 million square feet of GLA located in 18 states.

RioCan Investments -

During October 2001, the Company formed a joint venture (the "RioCan Venture") with RioCan Real Estate Investment Trust ("RioCan"), in which the Company has a 50% non-controlling interest, to acquire retail properties and development projects in Canada. The acquisition and development projects are to be sourced and managed by RioCan and are subject to review and approval by a joint oversight committee consisting of RioCan management and the Company’s management personnel.  Capital contributions will only be required as suitable opportunities arise and are agreed to by the Company and RioCan.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

As of December 31, 2007, the RioCan Venture was comprised of 34 operating properties and one joint venture investment consisting of approximately 8.2 million square feet of GLA.

Kimco / G.E. Joint Venture ("KROP")

During 2001, the Company formed a joint venture (the "Kimco Retail Opportunity Portfolio" or "KROP") with GE Capital Real Estate ("GECRE"), in which the Company has a 20% non-controlling interest and manages the portfolio. During August 2006, the Company and GECRE agreed to market for sale the properties within the KROP venture.

During 2007, KROP sold seven operating properties for an aggregate sales price of approximately $162.9 million.  These sales resulted in an aggregate gain of $43.1 million of which the Company’s share was approximately $8.6 million.

During 2007, KROP transferred ten operating properties for an aggregate sales price of approximately $267.8 million, including approximately $111.6 million of non-recourse mortgage debt, to a new joint venture in which the Company holds a 15% non-controlling ownership interest. As a result of this transaction, the Company has deferred its share of the gain related to its remaining ownership interest in the properties.  The Company will manage this new joint venture and accounts for this investment under the equity method of accounting.

Additionally, during 2007, KROP sold four operating properties to the Company for an aggregate sales price of approximately $89.1 million, including the assumption of $41.9 million in non-recourse mortgage debt. The Company’s share of the gains related to these transactions has been deferred.

During 2006, KROP acquired one operating property from the Company for an aggregate purchase price of approximately $3.5 million.

During 2006, KROP sold three operating properties to a joint venture in which the Company has a 20% non-controlling interest for an aggregate sales price of approximately $62.2 million.  These sales resulted in an aggregate gain of approximately $26.7 million.  As a result of its continued 20% ownership interest in these properties, the Company has deferred recognition of its share of these gains.  In addition, KROP sold one operating property to a joint venture in which the Company has a 19% non-controlling interest for an aggregate sales price of $96.0 million.  This sale resulted in a gain of approximately $42.3 million.  As a result of its continued 19% ownership interest in this property, the Company deferred the portion of its gain attributable to its continued ownership interest.

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

Additionally during 2006, KROP obtained a one-year $15.0 million unsecured term loan, which bore interest at LIBOR plus 0.5%.  This loan is guaranteed by the Company and GECRE has guaranteed reimbursement to the Company of 80% of any guaranty payment the Company is obligated to make.  During 2007, this loan was fully paid off.

As of December 31, 2007, the KROP portfolio was comprised of four operating properties aggregating approximately 0.6 million square feet of GLA located in three states.

The Company’s equity in income from KROP for the year ended December 31, 2007, exceeded 10% of the Company’s income from continuing operations, as such the Company is providing summarized financial information for KROP as follows (in millions):

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	December 31,
	2007	2006
Assets:
Real estate, net	$137.4	$ 492.5
Other assets	4.5	19.8
	$141.9	$ 512.3
Liabilities and Members’ Capital:
Mortgages payable	$ 113.4	$ 337.6
Notes payable	-	22.2
Other liabilities	3.8	8.3
Minority interest	3.9	4.4
Members’ capital	20.8	139.8
	$141.9	$ 512.3

	Year Ended December 31,
	2007	2006	2005

Revenues from rental property	$ 17.1	$ 54.7	$86.1

Operating expenses	(4.8)	(14.5)	(22.7)
Interest	(7.2)	(17.9)	(27.4)
Depreciation and amortization	(5.2)	(15.8)	(24.6)
Other, net	(0.7)	(0.6)	(1.2)
	(17.9)	(48.8)	(75.9)

Income/(loss) from continuing operations	(0.8)	5.9	10.2

Discontinued Operations:
Income from discontinued operations	3.1	5.4	0.9

Gain on dispositions of properties	147.8	110.1	6.2

Net income	$150.1	$121.4	$17.3

Kimco/UBS Joint Ventures ("KUBS") -

The Company has joint venture investments with UBS Wealth Management North American Property Fund Limited ("UBS") in which the Company has non-controlling interests ranging from 15% to 20%.  These joint ventures, (collectively "KUBS"), were established to acquire high quality retail properties primarily financed through the use of individual non-recourse mortgages.  Capital contributions are only required as suitable opportunities arise and are agreed to by the Company and UBS.  The Company manages the properties.

During 2007, KUBS acquired twelve operating properties for an aggregate purchase price of approximately $354.3 million, which included approximately $94.6 million of assumed non-recourse debt encumbering eight properties and $73.5 million of new non-recourse debt encumbering four properties.  These mortgage loans have combined maturities ranging from four to seventeen years and interest rates ranging from 5.29% to 8.39%.

During 2006, KUBS acquired 15 operating properties for an aggregate purchase price of approximately $447.8 million, which included approximately $136.8 million of non-recourse debt encumbering 13 properties, with maturities ranging from three to ten years and bear interest at rates ranging from 4.74% to 6.20%.

Additionally during 2006, KUBS acquired one operating property from the Company and five operating properties from joint ventures in which the Company has 15% to 20% non-controlling interests, for an aggregate purchase price of approximately $297.0 million, including the assumption of approximately $93.2 million of non-recourse mortgage debt encumbering two of the properties, with maturities ranging from six to seven years with interest rates ranging from 5.64% to 5.88%.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

As of December 31, 2007, the KUBS portfolio was comprised of 43 operating properties aggregating approximately 6.2 million square feet of GLA located in 12 states.

PL Retail -

During December 2004, the Company acquired the Price Legacy Corporation through a newly formed joint venture, PL Retail LLC ("PL Retail"), in which the Company has a 15% non-controlling interest and manages the portfolio.  In connection with this transaction, PL Retail acquired 33 operating properties aggregating approximately 7.6 million square feet of GLA located in ten states.  To partially fund the acquisition, the Company provided PL Retail approximately $30.6 million of secured mezzanine financing. This interest-only loan bore interest at a fixed rate of 7.5% and was repaid during 2006.

During 2007, PL Retail sold one operating property for a sales price of $40.1 million which resulted in a gain of approximately $13.5 million, of which the Company’s share was approximately $2.0 million.  Proceeds from this sale were used to partially pay down the outstanding balance on PL Retail’s revolving credit facility described below.

During 2007, PL Retail obtained two non-recourse mortgage loans for an aggregate total of $84.0 million on a previously unencumbered property which bears interest at LIBOR plus 1.15% and 2.55%, respectively.  These mortgage loans are scheduled to mature in May 2010.

Additionally during 2007, PL Retail obtained a non-recourse mortgage loan for $48.9 million on three properties, which bears interest at 5.95% and is scheduled to mature in September 2012.

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

During 2005, PL Retail entered into a $39.5 million unsecured revolving credit facility, which bore interest at LIBOR plus 0.675% and was scheduled to mature in February 2007. During 2007, the loan was extended to February 2009 at a reduced rate of LIBOR plus 0.45%.  This facility is guaranteed by the Company and the joint venture partner has guaranteed reimbursement to the Company of 85% of any guaranty payment the Company is obligated to make.  As of December 31, 2007, there was $24.6 million outstanding under this facility.

As of December 31, 2007, PL Retail consisted of 22 operating properties aggregating approximately 5.6 million square feet of GLA located in seven states.

Other Real Estate Joint Ventures –

The Company and its subsidiaries have investments in and advances to various other real estate joint ventures.  These joint ventures are engaged primarily in the operation and development of shopping centers which are either owned or held under long-term operating leases.

During 2007, the Company acquired, in separate transactions, 177 operating properties, through joint ventures in which the Company has various non-controlling interests.  These properties were acquired for an aggregate purchase price of approximately $1.3 billion, including the assumption of approximately $612.1 million of non-recourse mortgage debt encumbering 142 of the properties and $177.5 million in proceeds from unsecured credit facilities obtained by two joint ventures.  The Company accounts for its investment in these joint ventures under the equity method of accounting.  The Company’s aggregate investment in these joint ventures was approximately $261.1 million.  Details of these transactions are as follows (in thousands):

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt	Total	GLA

Cypress Towne Center (Phase II)	Houston, TX	Jan-07 (1)	$ 2,175	$ 4,039	$ 6,214	30

Perimeter Expo	Atlanta, GA	Mar-07	62,150	-	62,150	176

Cranberry Commons (Phase I)	Pittsburgh, PA	Mar-07 (2)	9,961	18,500	28,461	150

Westgate Plaza	Tampa, FL	Mar-07 (2)	4,000	8,100	12,100	100

Sequoia Mall & Tower	Visalia, CA	Apr-07	29,550	-	29,550	235

Patio (4 Properties)	Santiago, Chile	Apr-07	5,374	11,148	16,522	95

Cranberry Commons (Phase II)	Pittsburgh, PA	May-07 (3)	4,539	-	4,539	17

550 Adelaide Street East	Toronto, Ontario	May-07	9,900	-	9,900	31

K-Mart Shopping Ctr	Pompano Beach, FL	Jun-07	7,800	-	7,800	103

American Industries (2 Properties)	Chihuahua, Mexico	Jun-07	3,968	-	3,968	146

Frederick 125th St	New York, NY	Jun-07 (4)	5,000	25,000	30,000	20

In Town Suites (127 extended stay residential properties, 16,364 units)	Various	Jun-07	155,800	617,607(5)	773,407	-

American Industries (6 Properties)	Various, Mexico	Jul-07	13,300	-	13,300	202

1150 Provincial Road	Windsor, Ontario	Jul-07	11,346	-	11,346	48

In Town Suites (9 extended stay residential properties, 129 units)	Various	Jul-07	1,156	39,744	40,900	-

2 Properties	Various, Mexico	Jul-07	57,729	-	57,729	246

American Industries	Reynosa, Mexico	Aug-07	3,579	-	3,579	-

California Portfolio (3 Properties)	Various,CA (6)	Oct-07	7,900	31,300	39,200	600

In Town Suites (extended stay residential property, 129 units)	Louisville, KY	Oct-07	3,150	-	3,150	-

American Industries (9 Properties)	Various, Mexico	Oct-07	44,535	-	44,535	483

Harston Woods (1 Property, 411 residential units)	Euless, TX	Nov-07	2,300	9,700	12,000	-

Willowick (1 Property, 171 residential units)	Houston, TX	Nov-07	14,051	24,500	38,551	-

American Industries	Chihuahua, Mexico	Dec-07	5,600	-	5,600	-
			$464,863	$789,638	$1,254,501	2,682

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(1)

This property was transferred from KDI.

(2)

These properties were transferred from ventures in which the Company had preferred equity investments.

(3)

This property was transferred from the Company.

(4)

This property was purchased for redevelopment purposes.

(5)

Includes approximately $278.6 million of assumed cross-collateralized non-recourse mortgage debt with interest rates ranging from 5.19% to 5.89%, encumbering 86 properties, $186.0 million of new cross-collateralized non-recourse mortgage debt with an interest rate of 5.59%, encumbering 35 properties and a $153.0 million three-year unsecured credit facility, which bears interest at LIBOR plus 0.325% (5.55% as of December 31, 2007), and is guaranteed by the Company.  The joint venture partner has pledged its equity interest for any guaranty payment the Company is obligated to pay.

(6)

Three properties acquired located in Pleasanton, CA, Laguna Hills, CA and San Diego, CA.

During 2007, the Company transferred in separate transactions, 50% of its 100% interest in seven projects located in Juarez, Tecamac, Mexicali, Cuaulta, Ciudad Del Carmen, Tijuana, and Rosarito, Mexico to a joint venture partner for approximately $48.3 million, which approximated their carrying values.  As a result of these transactions, the Company has deconsolidated these entities and now accounts for its investments under the equity method of accounting.

During 2007, joint ventures in which the Company has non-controlling interests disposed of, in separate transactions, (i) seven properties for an aggregate sales price of approximately $467.3 million resulting in an aggregate gain of approximately $42.7 million, of which the Company’s share was approximately $24.9 million, and (ii) two vacant parcels of land for an aggregate sales price of $6.7 million, which resulted in no gain or loss.

During 2006, the Company acquired, in separate transactions, 36 operating properties and one ground lease, through joint ventures in which the Company has various non-controlling interests.  These properties were acquired for an aggregate purchase price of approximately $726.7 million, including approximately $419.5 million of non-recourse mortgage debt encumbering 20 of the properties.  The Company’s aggregate investment in these joint ventures was approximately $90.4 million.  Details of these transactions are as follows (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt	Total	GLA

Stabilus Building	Saltillo, Cahuila, Mexico	Jan-06	$ 2,600	$ -	$ 2,600	63

American Industries (3 Locations)	Chihuahua & San Luis Postosi, Mexico	Feb-06	12,200	-	12,200	224

Crème de la Crème (2 Locations)	Allen & Colleyville, TX	Feb-06	2,409	7,229	9,638	41

Five free-standing locations	CO, OR, NM, NY	Mar-06	7,000	-	7,000	162

Edgewater Commons	Edgewater, NJ	Mar-06	44,104	74,250	118,354	424

Long Gate Shopping Ctr	Ellicot City, MD	Mar-06	36,330	40,200	76,530	433

Clackamas Promenade	Clakamas, OR	Mar-06	35,240	42,550	77,790	237

Westmont Portfolio (8 Locations)	Various, Canada	Mar-06	16,066	69,572	85,638	358

Crow Portfolio (3 Locations)	FL and TX	Apr-06	46,698	66,200	112,898	678

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Great Northeast Plaza	Philadelphia, PA	Apr-06	36,500	-	36,500	290

Cessna Building	Chihuahua, Mexico	Apr-06	2,060	-	2,060	62

Crème de la Crème	Coppell, TX	Jun-06	1,325	4,275	5,600	20

Westmont Portfolio	Houston, TX	Jun-06	14,000	47,200	61,200	460

Werner II	Juarez, Mexico	Jun-06	1,800	-	1,800	200

Cypress Towne Center	Cypress, TX	Aug-06	13,332	25,650	38,982	196

Bustleton Dunkin Donuts (ground lease)	Philadelphia, PA	Aug-06	1,000	-	1,000	2

American Industries	Juarez, Mexico	Aug-06	8,000	-	8,000	187

American Industries (ITT)	Chihuahua, Mexico	Nov-06	3,152	-	3,152	57

American Industries (Columbus)	Juarez, Mexico	Nov-06	2,174	-	2,174	39

American Industries (Zodiac)	Chihuahua, Mexico	Nov-06	3,100	-	3,100	80

Conroe Marketplace	Conroe, TX	Dec-06	18,150	42,350	60,500	244
			$ 307,240	$ 419,476	$ 726,716	4,457

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

Summarized financial information for these real estate joint ventures (excluding KROP, which is presented separately above) is as follows (in millions):

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	December 31,
	2007	2006
Assets:
Real estate, net	$12,176.0	$11,345.0
Other assets	1,317.5	419.0
	$13,493.5	$11,764.0
Liabilities and Partners’/Members’ Capital:
Mortgages payable	$ 7,901.1	$ 6,593.9
Notes payable	917.6	1,366.3
Construction loans	39.8	24.2
Other liabilities	278.6	168.4
Minority interest	101.3	102.6
Partners’/Members’ capital	4,255.1	3,508.6
	$13,493.5	$11,764.0

	Year Ended December 31,
	2007	2006	2005

Revenues from rental property	$ 1,452.0	$952.4	$672.9

Operating expenses	(435.4)	(273.1)	(191.3)
Interest	(497.9)	(305.9)	(219.7)
Depreciation and amortization	(383.8)	(207.5)	(129.1)
Other, net	(18.2)	(12.4)	(7.2)
	(1,335.3)	(798.9)	(547.3)

Income from continuing operations	116.7	153.5	125.6

Discontinued Operations:
Income/(loss) from discontinued operations	2.2	2.8	(2.6)

Gain on dispositions of properties	164.5	24.6	46.3

Net income	$283.4	$180.9	$169.3

Other liabilities included in the Company’s accompanying Consolidated Balance Sheets include accounts with certain real estate joint ventures totaling approximately $16.9 million and $13.5 million at December 31, 2007 and 2006, respectively. The Company and its subsidiaries have varying equity interests in these real estate joint ventures, which may differ from their proportionate share of net income or loss recognized in accordance with GAAP.

The Company’s maximum exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments.  As of December 31, 2007 and 2006, the Company’s carrying value in these investments approximated $1.2 billion and $1.1 billion, respectively.

8.  Other Real Estate Investments:

Preferred Equity Capital -

The Company maintains a Preferred Equity program, which provides capital to developers and owners of real estate properties.  During 2007 the Company provided, in separate transactions, an aggregate of approximately $103.6 million in investment capital to developers and owners of 61 real estate properties.  During 2006, the Company provided, in separate transactions, an aggregate of approximately $223.9 million in investment capital to developers and owners of 101 real estate properties.  As of December 31, 2007, the Company’s net investment under the Preferred Equity program was approximately $484.1 million relating to 258 properties. For the years ended December 31, 2007, 2006 and 2005, the Company earned approximately $63.5 million including $30.5 million of profit participation earned from 18 capital transactions, $40.1 million, including $12.2 million of profit participation earned from 16 capital transactions, and $32.8 million, including $12.6 million of profit participation earned from six capital transactions, respectively, from these investments.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Two of the capital transactions described above for the year ended December 31, 2007, were the result of the transfer of two operating properties, in separate transactions, to a joint venture in which the Company holds a 15% non-controlling interest for an aggregate price of approximately $40.6 million, including the assumption of approximately $26.6 million in non-recourse debt.  These sales resulted in an aggregate profit participation of approximately $1.4 million.

Also, included in the capital transactions described above for the year ended December 31, 2007, was the transfer of an operating property to the Company for approximately $4.5 million, including the assumption of $3.1 million in non-recourse mortgage debt. As a result of the Company’s acquisition of this property, the Company did not recognize any profit participation.

Additionally, during 2007, the Company invested approximately $81.7 million of preferred equity capital in a portfolio comprised of 403 net leased properties which are divided into 30 master leased pools with each pool leased to individual corporate operators.  These properties consist of a diverse array of free-standing restaurants, fast food restaurants, convenience and auto parts stores.  As of December 31, 2007 these properties were encumbered by third party loans aggregating approximately $433.0 million with interest rates ranging from 5.08% to 10.47% with a weighted average interest rate of 9.3% and maturities ranging from 1.4 years to 15.2 years.

Summarized financial information relating to the Company’s preferred equity investments is as follows (in millions):

	December 31,
	2007	2006
Assets:
Real estate, net	$2,223.3	$1,683.8
Other assets	701.3	113.4
	$2,924.6	$1,797.2
Liabilities and Partners’/Members’ Capital:
Notes and mortgages payable	$2,157.7	$1,239.7
Other liabilities	86.2	55.2
Partners’/Members’ capital	680.7	502.3
	$2,924.6	$1,797.2

	Year Ended December 31,
	2007	2006	2005

Revenues from Rental Property	$266.3	$177.6	$118.5

Operating expenses	(87.5)	(58.6)	(42.0)
Interest	(111.1)	(61.6)	(38.9)
Depreciation and amortization	(60.3)	(34.2)	(19.3)
Other, net	(1.1)	(4.4)	(1.2)
	6.3	18.8	17.1

Gain on disposition of properties	90.5	49.4	49.8

Net income	$ 96.8	$ 68.2	$ 66.9

The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its invested capital.  As of December 31, 2007 and 2006, the Company’s invested capital in its preferred equity investments approximated $484.1 million and $400.4 million, respectively.

Investment in Retail Store Leases -

The Company has interests in various retail store leases relating to the anchor store premises in neighborhood and community shopping centers.  These premises have been sublet to retailers who lease the stores pursuant to net lease agreements.  Income from the investment in these retail store leases during the years ended December 31, 2007, 2006 and 2005, was approximately $1.2 million, $1.3 million and $9.1 million, respectively. These amounts represent sublease revenues during the years ended

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

December 31, 2007, 2006 and 2005, of approximately $7.7 million, $8.2 million and $17.8 million, respectively, less related expenses of $5.5 million, $5.7 million and $7.4 million, respectively, and an amount which, in management's estimate, reasonably provides for the recovery of the investment over a period representing the expected remaining term of the retail store leases.  The Company's future minimum revenues under the terms of all non-cancelable tenant subleases and future minimum obligations through the remaining terms of its retail store leases, assuming no new or renegotiated leases are executed for such premises, for future years are as follows (in millions): 2008, $6.3 and $3.9; 2009, $5.9 and $3.7; 2010, $5.2 and $3.6; 2011, $4.1 and $3.1; 2012, $2.3 and $2.0 and thereafter, $1.0 and $1.3, respectively.

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

From 2002 to 2006, 16 of these properties were sold, whereby the proceeds from the sales were used to pay down the mortgage debt by approximately $28.3 million.

During 2007, an additional two properties were sold, whereby the proceeds from the sales were used to pay down the mortgage debt by approximately $3.0 million.  As of December 31, 2007, the remaining 12 properties were encumbered by third-party non-recourse debt of approximately $48.8 million that is scheduled to fully amortize during the primary term of the lease from a portion of the periodic net rents receivable under the net lease.

As an equity participant in the leveraged lease, the Company has no recourse obligation for principal or interest payments on the debt, which is collateralized by a first mortgage lien on the properties and collateral assignment of the lease.  Accordingly, this obligation has been offset against the related net rental receivable under the lease.

At December 31, 2007 and 2006, the Company’s net investment in the leveraged lease consisted of the following (in millions):

	2007	2006

Remaining net rentals	$55.0	$62.3
Estimated unguaranteed residual value	36.0	40.5
Non-recourse mortgage debt	(43.9)	(48.4)
Unearned and deferred income	(43.3)	(50.7)

Net investment in leveraged lease	$ 3.8	$ 3.7

9.  Mortgages and Other Financing Receivables:

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company.  For a complete listing of the Company’s mortgages and other financing receivables at December 31, 2007, see Financial Statement Schedule IV included on page 132 of this annual report Form 10-K.

Reconciliation of Mortgage loans and other financing receivables on Real Estate:

The following table reconciles Mortgage loans and other financing receivables on Real Estate from January 1, 2005 to December 31, 2007:

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	2007	2006	2005
Balance at January 1	$162,669	$132,675	$140,717

Additions:
New mortgage loan	62,362	104,892	90,886
Additions under existing mortgage loans	38,122	54,815	6,920
Capitalized loan costs	675	1,305	377
Amortization of discount	271	673	865

Deductions:
Collections of principal	(105,277)	(97,501)	(103,860)
Charge Off	(1,837)	(609)	(1,000)
Amortization of premium	(2,298)	(33,003)	(1,513)
Amortization of loan costs	(840)	(578)	(717)
Balance at December 31	$153,847	$162,669	$132,675

10.  Marketable Securities:

The amortized cost and estimated fair values of securities available-for-sale and held-to-maturity at December 31, 2007 and 2006, are as follows (in thousands):

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Equity securities	$114,896	$24,846	$(13,706)	$126,036
Held-to-maturity:
Other debt securities	86,952	3,747	(4,284)	86,415
Total marketable securities	$201,848	$28,593	$(17,990)	$212,451

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Equity securities	$ 82,910	$38,718	$(1,775)	$119,853
Held-to-maturity:
Other debt securities	82,806	3,451	(639)	85,618
Total marketable securities	$165,716	$42,169	$(2,414)	$205,471

For each of the securities in the Company's portfolio with unrealized losses, the Company reviews the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline. In the Company's evaluation, the Company considers its ability and intent to hold these investments for a reasonable period of time sufficient for the Company to recover its cost basis. At December 31, 2007, the aggregate unrealized loss of $18.0 million relates to marketable securities with an aggregate fair value of $83.3 million. The Company does not believe that the decline in value of any of these securities is other-than-temporary at December 31,2007.

As of December 31, 2007, the contractual maturities of Other debt securities classified as held-to-maturity are as follows:  within one year, $1.4 million; after one year through five years, $39.2 million; after five years through 10 years, $28.9 million; and after 10 years, $17.5 million.  Actual maturities may differ from contractual maturities as issuers may have the right to prepay debt obligations with or without prepayment penalties.

11.  Notes Payable:

The Company has implemented a medium-term notes ("MTN") program pursuant to which it may, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company's debt maturities.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During the year ended December 31, 2007, the Company repaid the following Senior Unsecured Notes: (i) its $30.0 million 7.46% fixed rate notes, which matured on May 20, 2007, (ii) its $55.0 million 5.75% fixed rate notes, which matured on June 29, 2007, (iii) its $20.0 million 6.96% fixed rate notes which matured on July 16, 2007, (iv) its $50.0 million 7.86% fixed rate notes, which matured on November 1, 2007, (v) its $50.0 million 7.90% fixed rate notes, which matured on December 7,2007 and (vi) its $10.0 million 6.70% fixed rate notes, which matured on December 14, 2007.  Additionally, the Company repaid its $35.0 million 4.96% fixed rate Senior Unsecured Notes, which matured on November 30, 2007.

As of December 31, 2007, a total principal amount of approximately $1.3 billion in senior fixed-rate MTNs was outstanding.  These fixed-rate notes had maturities ranging from seven months to eight years as of December 31, 2007, and bear interest at rates ranging from 3.95% to 7.56%. Interest on these fixed-rate senior unsecured notes is payable semi-annually in arrears. Proceeds from these issuances were primarily used for the acquisition of neighborhood and community shopping centers, the expansion and improvement of properties in the Company’s portfolio and the repayment of certain debt obligations of the Company.

During March 2006, the Company issued $300.0 million of fixed rate unsecured senior notes under its MTN program.  This fixed rate MTN matures March 15, 2016 and bears interest at 5.783% per annum.  The proceeds from this MTN issuance were primarily used to repay a portion of the outstanding balance under the Company’s U.S. revolving credit facility and for general corporate purposes.

During June 2006, the Company entered into a third supplemental indenture, under the indenture governing its medium-term notes and senior notes, which amended the (i) total debt test and secured debt test by changing the asset value definition from undepreciated real estate assets to total assets, with total assets being defined as undepreciated real estate assets, plus other assets (but excluding goodwill and unamortized debt costs), and (ii) maintenance of unencumbered total asset value covenant by increasing the requirement of the ratio of unencumbered total asset value to outstanding unsecured debt from 1 to 1 to 1.5 to 1.  Additionally, the same amended covenants were adopted within the Canadian supplemental indenture, which governs the 4.45% Canadian Debentures due in 2010.  In connection with the consent solicitation, the Company incurred costs aggregating approximately $5.8 million, of which $1.8 million was related to costs paid to third parties, which were expensed.  The remaining $4.0 million was related to fees paid to note holders, which were capitalized and are being amortized over the remaining term of the notes.

During 2006, the Company repaid its (i) $30.0 million 6.93% fixed rate notes, which matured on July 20, 2006, (ii) $100.0 million floating rate notes, which matured August 1, 2006, and (iii) $55.0 million 7.50% fixed rate notes, which matured on November 5, 2006.

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

During April 2007, the Company issued $300.0 million of ten-year Senior Unsecured Notes at an interest rate of 5.70% per annum payable semi-annually in arrears.  These notes were sold at 99.984% of par value.  Net proceeds from the issuance were approximately $297.8 million, after related transaction costs of approximately $2.2 million.  The proceeds from this issuance were primarily used to repay a portion of the outstanding balance under the Company’s U.S. Credit Facility and for general corporate purposes. These notes were issued in conjunction with a fourth supplemental indenture, which removed the financial covenant requirements for this issuance and future offerings under the indenture as amended.

As of December 31, 2007, the Company had a total principal amount of $1.2 billion in fixed-rate unsecured senior notes.  These fixed-rate notes had maturities ranging from nine months to nine years as of December 31, 2007, and bear interest at rates ranging from 4.70% to 7.95%.  Interest on these fixed-rate senior unsecured notes is payable semi-annually in arrears.

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

In connection with the October 31, 2006 Pan Pacific merger transaction, the Company assumed $650.0 million of unsecured notes payable, including $20.0 million of fair value debt premiums.  At December 31, 2007, the remaining notes bear interest at fixed rates ranging from 4.70% to 7.95% per annum and have maturity dates ranging from September 18, 2008 to September 1, 2015.

As of December 31, 2006, the Company had a total principal amount of $1.3 billion in fixed-rate unsecured senior notes.  These fixed-rate notes had maturities ranging from six months to nine years as of December 31, 2006, and bear interest at rates ranging from 4.45% to 7.95%.  Interest on these fixed-rate senior unsecured notes is payable semi-annually in arrears.

The scheduled maturities of all unsecured notes payable as of December 31, 2007, were approximately as follows (in millions): 2008, $125.3; 2009, $180.0; 2010, $76.0; 2011, $360.3; 2012, $217.0; and thereafter, $1,528.1.

During October 2007, the Company established a new $1.5 billion unsecured U.S. revolving credit facility (the "U.S. Credit Facility") with a group of banks, which is scheduled to expire in October 2011.  This credit facility, which replaced the Company’s $850.0 million unsecured U.S. revolving facility which was scheduled to expire in July 2008, has made available funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional management programs, (iii) development and redevelopment costs, and (iv) any short-term working capital requirements.  Interest on borrowings under the U.S. Credit Facility accrues at LIBOR plus 0.375% and fluctuates in accordance with changes in the Company’s senior debt ratings.  As part of this U.S. Credit Facility, the Company has a competitive bid option whereby the Company may auction up to $750.0 million of its requested borrowings to the bank group.  This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread.  A facility fee of 0.125% per annum is payable quarterly in arrears.  As part of the U.S. Credit Facility, the Company has a $200.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Pounds Sterling, Japanese Yen or Euros.  Pursuant to the terms of the U.S. Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt, and (ii) minimum interest and fixed coverage ratios.  As of December 31, 2007, there was approximately $259.0 million outstanding under this credit facility, of which approximately $9.0 million (approximately 4.5 million Pounds Sterling) was outstanding under the alternative currency sub-limit.

During August 2007, the Company obtained a $200.0 million unsecured term loan that bore interest at LIBOR plus 0.325%.  The term loan was scheduled to mature on December 14, 2007.  The Company utilized these proceeds to partially repay the outstanding balance on the Company’s U.S. revolving credit facility.  The term loan was fully repaid in October 2007.

The Company also has a three-year CAD $250.0 million unsecured credit facility with a group of banks.  This facility bore interest at the CDOR Rate, as defined, plus 0.45%, and was scheduled to expire in March 2008.  During October 2007, the facility was amended to modify the covenant package to conform to the Company’s U.S. Credit Facility.  The facility was further amended in January 2008, to extend the maturity date to 2011, with an additional one-year extension option, at a reduced rate of CDOR plus 0.375%, subject to change in accordance with the Company’s senior debt ratings.  Proceeds from this facility are used for general corporate purposes, including the funding of Canadian denominated investments.  As of December 31, 2007, there was no outstanding balance under this credit facility.

Additionally, the Company has a three-year MXP 500.0 million unsecured revolving credit facility. This facility bears interest at the TIIE Rate, as defined therein, plus 1.00%, subject to change in accordance with the Company’s senior debt ratings, and is scheduled to mature in May 2008 with an additional one-year extension option.  Proceeds from this facility are used to fund peso denominated investments.  As of December 31, 2007, there was MXP 250.0 million (approximately USD $22.9 million) outstanding under this credit facility.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company is currently negotiating a five-year fixed rate MXP 1.0 billion term loan.  Proceeds from this loan will be used to pay the outstanding balance on the MXP 500.0 million unsecured revolving credit facility and fund Mexican denominated investments.

In accordance with the terms of the Indenture, as amended, pursuant to which the Company's senior unsecured notes, except for the $300.0 million issued under the fourth supplemental indenture, described above, have been issued, the Company is (a) subject to maintaining certain maximum leverage ratios on both unsecured senior corporate and secured debt, minimum debt service coverage ratios and minimum equity levels and (b) restricted from paying dividends in amounts that exceed by more than $26.0 million the funds from operations, as defined, generated through the end of the calendar quarter most recently completed prior to the declaration of such dividend; however, this dividend limitation does not apply to any distributions necessary to maintain the Company's qualification as a REIT providing the Company is in compliance with its total leverage limitations.

12.  Mortgages Payable:

During 2007, the Company (i) obtained an aggregate of approximately $285.8 million of individual non-recourse mortgage debt on 12 operating properties, (ii) assumed approximately $83.7 million of individual non-recourse mortgage debt relating to the acquisition of eight operating properties, including approximately $2.5 million of fair value debt adjustments, (iii) obtained approximately $3.2 million of additional funding on three previously encumbered properties, and (iv) paid off approximately $81.6 million of individual non-recourse mortgage debt that encumbered 11 operating properties.

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

Mortgages payable, collateralized by certain shopping center properties and related tenants' leases, are generally due in monthly installments of principal and/or interest which mature at various dates through 2035.  Interest rates range from approximately 4.95% to 10.50% (weighted-average interest rate of 6.6% as of December 31, 2007).  The scheduled principal payments of all mortgages payable, excluding unamortized fair value debt adjustments of approximately $11.3 million, as of December 31, 2007, were approximately as follows (in millions): 2008, $212.9; 2009, $78.2; 2010, $47.6; 2011, $52.3; 2012, $57.4; and thereafter, $379.0.

13.  Construction Loans Payable:

During 2007, the Company obtained construction financing on five merchant building projects and assumed one loan associated with a separate project for an aggregate original loan commitment amount of up to $187.1 million, of which approximately $80.9 million was outstanding at December 31, 2007.  As of December 31, 2007, the Company had a total of 15 construction loans with total commitments of up to $360.3 million, of which $245.9 million had been funded.  These loans have scheduled maturities ranging from one month to 33 months (excluding any extension options which may be available to the Company) and bear interest at rates ranging from 6.60% to 7.48% at December 31, 2007.  These construction loans are collateralized by the respective projects and associated tenants’ leases.  The scheduled maturities of all construction loans payable as of December 31, 2007, were approximately as follows (in millions):  2008, $143.9, 2009, $66.1 and 2010, $35.9.

During 2006, the Company obtained construction financing on three ground-up development projects for an aggregate original loan commitment amount of up to $83.8 million, of which approximately $36.0 million was outstanding at December 31, 2006.  The Company assigned a $7.2 million construction loan, which bore interest at LIBOR plus 1.75% and

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

was scheduled to mature in November 2006, in connection with the sale of its partnership interest in one project.  As of December 31, 2006, the Company had a total of 13 construction loans with total commitments of up to $330.9 million, of which $271.0 million had been funded.  These loans had maturities ranging from two to 31 months and variable interest rates ranging from 6.87% to 7.32% at December 31, 2006.  These construction loans are collateralized by the respective projects and associated tenants’ leases.  The scheduled maturities of all construction loans payable as of December 31, 2006, were approximately as follows (in millions):  2007, $164.3; 2008, $81.5; and 2009, $25.2.

14.  Minority Interests:

Minority interests represent the portion of equity that the Company does not own in those entities it consolidates as a result of having a controlling interest or determined that the Company was the primary beneficiary of a variable interest entity in accordance with the provisions and guidance of FIN 46(R).

During 2006 the Company acquired seven shopping center properties located throughout Puerto Rico.  The properties were acquired through the issuance of approximately $158.6 million of non-convertible units, approximately $45.8 million of convertible units, the assumption of approximately $131.2 million of non-recourse debt and $116.3 million in cash.  Minority interests related to these acquisitions was approximately $233.0 million of units, including premiums of approximately $13.5 million and a fair market value adjustment of approximately $15.1 million (the "Units").  The Company is restricted from disposing of these assets, other than through a tax free transaction until November 2015.

The Units consisted of (i) approximately 81.8 million Preferred A Units par value $1.00 per unit, which pay the holder a return of 7.0% per annum on the Preferred A Par Value and are redeemable for cash by the holder at anytime after one year or callable by the Company any time after six months and contain a promote feature based upon an increase in net operating income of the properties capped at a 10.0% increase, (ii) 2,000 Class A Preferred Units, par value $10,000 per unit, which pay the holder a return equal to LIBOR plus 2.0% per annum on the Class A Preferred Par Value and are redeemable for cash by the holder at anytime after November 30, 2010, (iii) 2,627 Class B-1 Preferred Units, par value $10,000 per unit, which pay the holder a return equal to 7.0% per annum on the Class B-1 Preferred Par Value and are redeemable by the holder at anytime after November 30, 2010 for cash or at the Company’s option, shares of the Company’s common stock, equal to the Cash Redemption Amount, as defined, (iv) 5,673 Class B-2 Preferred Units, par value $10,000 per unit, which pay the holder a return equal to 7.0% per annum on the Class B-2 Preferred par value and are redeemable for cash by the holder at anytime after November 30, 2010 and (v) 640,001 Class C DownReit Units, valued at an issuance price of $30.52 per unit which pay the holder a return at a rate equal to the Company’s common stock dividend and are redeemable by the holder at anytime after November 30, 2010, for cash or at the Company’s option, shares of the Company’s common stock equal to the Class C Cash Amount, as defined.

During 2007, 2,438 units, or $24.4 million, of the Class B-1 Preferred Units were redeemed and 61,804 units, or $1.9 million, of the Class C DownREIT Units were redeemed under the Loan provision of the Agreement. The Company opted to settle these units in cash not stock. Additionally, 300 units, or $3.0 million, of the Class B-2 Preferred Units were redeemed through transfer to a charitable organization, as permitted under the provisions of the Agreement.  Minority interest relating to the units was $187.6 million and $230.6 million as of December 31, 2007 and 2006, respectively.

During 2006 the Company acquired two shopping center properties located in Bay Shore and Centereach, NY during 2006. Included in Minority interests are approximately $41.6 million, including a discount of $0.3 million and a fair market value adjustment of $3.8 million, in redeemable units (the "Redeemable Units"), issued by the Company. The properties were acquired through the issuance of $24.2 million of Redeemable Units, which are redeemable at the option of the holder; approximately $14.0 million of fixed rate Redeemable Units and the assumption of approximately $23.4 million of non-recourse debt.  The Redeemable Units consist of (i) 13,963 Class A Units, par value $1,000 per unit, which pay the holder a return of 5% per annum of the Class A par value and are redeemable for cash by the holder at anytime after April 3, 2011 or callable by the Company anytime after April 3, 2016, and (ii) 647,758 Class B Units, valued at an issuance price of $37.24 per unit, which pay the holder a return at a

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

rate equal to the Company’s common stock dividend and are redeemable by the holder at anytime after April 3, 2007 for cash or at the option of the Company for Common Stock at a ratio of 1:1, or callable by the Company anytime after April 3, 2026.  The Company is restricted from disposing of these assets, other than through a tax free transaction, until April 2016 and April 2026 for the Centereach, NY, and Bay Shore, NY, assets, respectively.

During 2007, 30,000 units, or $1.1 million par value, of the Class B Units were redeemed by the holder in cash at the option of the Company. Minority interest relating to the units was $40.4 million and $41.6 million as of December 31, 2007 and 2006 respectively.

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

Minority interests also includes approximately 4.8 million convertible units (the "Convertible Units") issued by the Company valued at $80.0 million related to an interest acquired in a shopping center property located in Daly City, CA, in 2002.  The Convertible Units are convertible at a ratio of 1:1 into Common Stock and are entitled to a distribution equal to the dividend rate of the Company’s common stock multiplied by 1.1057.

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

December 31,
	2007		2006
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value

Marketable Securities	$ 201,848	$ 212,451	$ 202,659	$ 205,471

Notes Payable	$ 3,131,765	$ 3,095,004	$ 2,748,345	$ 2,762,751

Mortgages Payable	$ 838,738	$ 824,609	$ 567,917	$ 581,846

Mandatorily Redeemable Minority Interests (termination dates ranging from 2019 – 2027)	$ 3,070	$ 6,521	$ 1,263	$ 4,436

16.  Financial Instruments - Derivatives and Hedging:

The Company is exposed to the effect of changes in interest rates, foreign currency exchange rate fluctuations and market value fluctuations of equity securities. The Company limits these risks by following established risk management policies and procedures including the use of derivatives.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

During 2007, the Company entered into an interest rate swap with a notional amount of $18.75 million (which commenced on May 15, 2007).  The interest rate swap is designated as a cash flow hedge and is hedging the variability of floating rate interest payments on the debt of a consolidated subsidiary.  No hedge ineffectiveness on this cash flow hedge was recognized during 2007.  For the year ended December 31, 2007, the change in net unrealized gains/losses on this hedge was reported in the consolidated statements of stockholders’ equity as a $0.2 million net loss.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the variable-rate debt. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $28,000 of net unrealized gains from accumulated other comprehensive income to reduce interest expense for the year ended December 31, 2007.

As of December 31, 2006, the Company had two interest rate swaps with notional amounts of $21.5 million and $6.25 million outstanding that were designated as cash flow hedges. During 2007, these swaps were early terminated for a gain of $0.1 million.   For the year ending December 31, 2007 and 2006, the change in net unrealized gains/losses on these hedges was reported in the consolidated statements of stockholders’ equity as a $0.3 million (net gain) and $0.1 million (net loss), respectively.  The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $21,000 of net unrealized gains from accumulated other comprehensive income to reduce interest expense for the year ended December 31, 2007.

As of December 31, 2006, the Company had a cross currency interest rate swap with an aggregate notional amount of approximately MXP 82.4 million (approximately USD $7.6 million) designated as a hedge of its Mexican real estate investments.  This cross currency interest rate swap matured during October 2007.  Additionally, the Company had foreign currency forward contracts designated as net investment hedges of its Canadian investments in real estate that the Company settled during 2006. These agreements were highly effective in reducing the exposure to fluctuations in exchange rates. As such, gains and losses on these net investment hedges were reported in the same manner as a translation adjustment in accordance with SFAS No. 52, Foreign Currency Translation.  During 2007 and 2006, respectively, $0.0 million and $0.2 million of unrealized losses and $0.3 million and $0.3 million of unrealized gains were included in the cumulative translation adjustment relating to the Company’s net investment hedges of its Mexican and Canadian investments.

The following tables summarize the notional values and fair values of the Company's derivative financial instruments as of December 31, 2007 and 2006:

	As of December 31, 2007
Hedge Type	Notional Value	Rate	Maturity	Fair Value (in millions USD)

Interest rate swaps - cash flow	$18.75 million	5.062%	5/09	($0.20)

	As of December 31, 2006
Hedge Type	Notional Value	Rate	Maturity	Fair Value (in millions USD)

MXP cross currency swap - net investment	MXP 82.4 million	7.227%	10/07	$0.10

Interest rate swaps cash flow	$6.25 million - $21.5 million	6.455% - 6.669%	3/09 – 3/16	($0.10)

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

As of December 31, 2007 and 2006, respectively, these derivative instruments were reported at their fair value as other liabilities of ($0.2) million and ($0.1) million and other assets of $0.0 million and $0.1 million.  The Company expects to reclassify to earnings less than $1.0 million of the current OCI balance during the next 12 months.

17.  Preferred Stock, Common Stock and Convertible Unit Transactions:

During October 2007, the Company issued 18,400,000 Depositary Shares (the "Class G Depositary Shares"), after the exercise of an over-allotment option, each representing a one-hundredth fractional interest in a share of the Company’s 7.75% Class G Cumulative Redeemable Preferred Stock, par value $1.00 per share (the "Class G Preferred Stock").  Dividends on the Class G Depositary Shares are cumulative and payable quarterly in arrears at the rate of 7.75% per annum based on the $25.00 per share initial offering price, or $1.9375 per annum.  The Class G Depositary Shares are redeemable, in whole or part, for cash on or after October 10, 2012 at the option of the Company, at a redemption price of $25.00 per depositary share, plus any accrued and unpaid dividends thereon.  The Class G Depositary Shares are not convertible or exchangeable for any other property or securities of the Company.  Net proceeds from the sale of the Class G Depositary Shares, totaling approximately $444.5 million (after related transaction costs of $15.5 million) were used for general corporate purposes, including funding property acquisitions, investments in the Company’s institutional management programs and other investment activities.  The Company also used a portion of the proceeds to partially repay amounts outstanding under its U.S. Credit Facility.  The Class G Preferred Stock (represented by the Class G Depositary Shares outstanding) ranks pari passu with the Company’s Class F Preferred Stock as to voting rights, priority for receiving dividends and liquidation preference as set forth below.

During June 2003, the Company issued 7,000,000 Depositary Shares (the "Class F Depositary Shares"), each such Class F Depositary Share representing a one-tenth fractional interest of a share of the Company’s 6.65% Class F Cumulative Redeemable Preferred Stock, par value $1.00 per share (the "Class F Preferred Stock").  Dividends on the Class F Depositary Shares are cumulative and payable quarterly in arrears at the rate of 6.65% per annum based on the $25.00 per share initial offering price, or $1.6625 per annum.  The Class F Depositary Shares are redeemable, in whole or part, for cash on or after June 5, 2008, at the option of the Company, at a redemption price of $25.00 per Depositary Share, plus any accrued and unpaid dividends thereon.  The Class F Depositary Shares are not convertible or exchangeable for any other property or securities of the Company. The Class F Preferred Stock (represented by the Class F Depositary Shares outstanding) ranks pari passu with the Company’s Class G Preferred Stock as to voting rights, priority for receiving dividends and liquidation preference as set forth below.

Voting Rights - As to any matter on which the Class F Preferred Stock may vote, including any action by written consent, each share of Class F Preferred Stock shall be entitled to 10 votes, each of which 10 votes may be directed separately by the holder thereof.  With respect to each share of Class F Preferred Stock, the holder thereof may designate up to 10 proxies, with each such proxy having the right to vote a whole number of votes (totaling 10 votes per share of Class F Preferred Stock). As a result, each Class F Depositary Share is entitled to one vote.

As to any matter on which the Class G Preferred Stock may vote, including any action by written consent, each share of Class G Preferred Stock shall be entitled to 100 votes, each of which 100 votes may be directed separately by the holder thereof.  With respect to each share of Class G Preferred Stock, the holder thereof may designate up to 100 proxies, with each such proxy having the right to vote a whole number of votes (totaling 100 votes per share of Class G Preferred Stock).  As a result, each Class G Depositary Share is entitled to one vote.

Liquidation Rights - In the event of any liquidation, dissolution or winding up of the affairs of the Company, the Preferred Stock holders are entitled to be paid, out of the assets of the Company legally available for distribution to its stockholders, a liquidation preference of $250.00 per Class F Preferred share and $2,500.00 per Class G Preferred share ($25.00 per Class F and Class G Depositary Share),

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

plus an amount equal to any accrued and unpaid dividends to the date of payment, before any distribution of assets is made to holders of the Company’s common stock or any other capital stock that ranks junior to the Preferred Stock as to liquidation rights.

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

During March 2006, the shareholders of Atlantic Realty Trust ("Atlantic Realty") approved the proposed merger with the Company and the closing occurred on March 31, 2006.  As consideration for this transaction, the Company issued Atlantic Realty shareholders 1,274,420 shares of Common Stock, excluding 748,510 shares of Common Stock that were to be received by the Company, at a price of $40.41 per share.

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

The convertible units consist of (i) 2,627 Class B-1 Preferred Units, par value $10,000 per unit and 640,001 Class C DownREIT Units, valued at an issuance price of $30.52 per unit.  Both the Class B-1 Units and the Class C DownREIT Units are redeemable by the holder at anytime after November 30, 2010 for cash or at the Company’s option, shares of the Company’s common stock.  During 2007, 2,438 units, or $24.4 million, of the Class B-1 Preferred Units were redeemed and 61,804 units, or $1.9 million, of the Class C DownREIT Units were redeemed under the Loan provision of the Agreement. The Company opted to settle these units in cash. Additionally, 300 units, or $3.0 million, of the Class B-2 Preferred Units were redeemed through transfer to a charitable organization, as permitted under the provisions of the Agreement.

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

During April 2006, the Company acquired interests in two shopping center properties, located in Bay Shore and Centereach, NY, valued at an aggregate $61.6 million.  The properties were acquired through the issuance of units from a consolidated subsidiary and consist of approximately $24.2 million of Redeemable Units, which are redeemable at the option of the holder, approximately $14.0 million of fixed rate

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Redeemable Units and the assumption of approximately $23.4 million of non-recourse mortgage debt. The Company has the option to settle the redemption of the $24.2 million redeemable units with Common Stock, at a ratio of 1:1, or cash.  During 2007, 30,000 units, or $1.1 million par value, of the Class B Units were redeemed by the holder.  The Company opted to settle these units in cash.

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

18.  Supplemental Schedule of Non-Cash Investing/Financing Activities:

The following schedule summarizes the non-cash investing and financing activities of the Company for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Acquisition of real estate interests by issuance of Common Stock and/or assumption of debt	$ 82,614	$ 1,627,058	$ 73,400

Acquisition of real estate interest by issuance of redeemable units	$ -	$ 247,475	$ -

Disposition/transfer of real estate interest by assignment of down REIT units	$ -	$ -	$ 4,236

Acquisition of real estate interests through proceeds held in escrow	$ 68,031	$ 140,802	$ -

Disposition/transfer of real estate interests by assignment of mortgage debt	$ -	$ 293,254	$ 166,108

Proceeds held in escrow through sale of real estate interest	$ -	$ 39,210	$ 19,217

Acquisition of real estate through the issuance of an unsecured obligation	$ -	$ 10,586	$ -

Investment in real estate joint venture by contribution of property	$ 740	$ -	$ -

Deconsolidation of Joint Venture:
Decrease in real estate and other assets	$ 113,074	$ -	$ -
Decrease in construction loan and other liabilities	$ 113,074	$ -	$ -

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Declaration of dividends paid in succeeding period	$ 112,052	$ 93,222	$ 78,169

Consolidation of FNC:
Increase in real estate and other assets	$ -	$ -	$ 57,812
Increase in mortgage payable and other liabilities	$ -	$ -	$ 57,812

Consolidation of Kimsouth:
Increase in real estate and other assets	$ -	$ 28,377	$ -
Increase in mortgage payable and other liabilities	$ -	$ 28,377	$ -

19.  Transactions with Related Parties:

During 2006, the Company, along with its joint venture partner, provided Kimco Retail Opportunity Portfolio II ("KROP II") short-term interim financing for all acquisitions by KROP II for which a mortgage was not in place at the time of closing.  All such financing had maturities of less than one year and bore interest at a rate of LIBOR plus 2.0%.  At December 31, 2007 and 2006, KROP II had a total of approximately $0.00 and $22.2 million, respectively, of outstanding short-term interim financing due to GECRE and the Company, of which the Company’s share is 50%.  The Company earned approximately $178,000 and $248,000 during 2007 and 2006, respectively, related to such interim financing.

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

In December 2004, in conjunction with the Price Legacy transaction, the Company, which holds a 15% non-controlling interest, provided the acquiring joint venture approximately $30.6 million of secured mezzanine financing.  This interest-only loan bore interest at a fixed rate of 7.5% per annum payable monthly in arrears and was repaid during 2006.  The Company also provided PL Retail a secured short-term promissory note for approximately $8.2 million.  This interest only note bore interest at LIBOR plus 4.5% and was scheduled to mature in June 2005.  During 2005, this note was amended to bear interest at LIBOR plus 6.0% and was payable on demand.  During 2006, PL Retail fully repaid to the Company the promissory note.

Ripco Real Estate Corp., was formed in 1991 and employs approximately 40 professionals and serves numerous retailers, REITS and developers.  Ripco’s business activities include serving as a leasing agent and representative for national and regional retailers including Target, Best Buy, Kohls and many others, providing real estate brokerage services and principal real estate investing.  Mr. Todd Cooper, an officer and 50% shareholder of Ripco, is a son of Mr. Milton Cooper, Chief Executive Officer and Chairman of the Board of Directors of the Company.  During 2007 and 2006, the Company paid brokerage commissions of $257,385 and $266,191, respectively, to Ripco for services rendered primarily as leasing agent for various national tenants in shopping center properties owned by the Company. The Company believes that the brokerage commissions paid were at or below the customary rates for such leasing services.  Additionally, the Company has the following joint venture investments with Ripco.

During 2005, the Company acquired three operating properties and one land parcel, through joint ventures, in which the Company and Ripco each hold 50% non-controlling interests for an aggregate purchase price of approximately $27.1 million, including the assumption of approximately $9.3 million of non-recourse mortgage debt encumbering two of the properties.  The Company accounts for its investment in these joint ventures under the equity method of accounting.  Subsequent to these acquisitions, the joint ventures obtained four individual one-year loans aggregating $20.4 million with interest rates ranging from LIBOR plus 0.50% to LIBOR plus 0.55%.  During 2007, one of these properties was sold for a sales price of approximately $10.5 million, including the pay down of $5.0 million of debt.  During 2007, two of these

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

term loans were extended until May 2008 and one was extended until October 2008.  As of December 31, 2007, there was an aggregate of $15.4 million outstanding on these loans.  These loans are jointly and severally guaranteed by the Company and the joint venture partner.

Reference is made to Note 7 for additional information regarding transactions with related parties.

20.  Commitments and Contingencies:

The Company and its subsidiaries are primarily engaged in the operation of shopping centers which are either owned or held under long-term leases which expire at various dates through 2095.  The Company and its subsidiaries, in turn, lease premises in these centers to tenants pursuant to lease agreements which provide for terms ranging generally from 5 to 25 years and for annual minimum rentals plus incremental rents based on operating expense levels and tenants' sales volumes. Annual minimum rentals plus incremental rents based on operating expense levels comprised approximately 99% of total revenues from rental property for each of the three years ended December 31, 2007, 2006 and 2005.

The future minimum revenues from rental property under the terms of all non-cancellable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows (in millions): 2008, $503.3; 2009, $466.0; 2010, $420.0; 2011, $370.4; 2012, $319.7 and thereafter; $1,601.8.

Minimum rental payments under the terms of all non-cancelable operating leases pertaining to the Company’s shopping center portfolio for future years are approximately as follows (in millions): 2008, $11.4; 2009, $10.9; 2010, $9.0; 2011, $6.7; 2012, $6.0; and thereafter, $115.6.

In June 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes".  The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007.  The Company does not have any material unrecognized tax benefits, therefore the adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.

During June 2007, the Company entered into a joint venture, in which the Company has non-controlling interest, and acquired all of the common stock of InTown Suites Management, Inc.  This investment was funded with approximately $186.0 million of new cross-collateralized non-recourse mortgage debt with an interest rate of 5.59%, encumbering 35 properties, a $153.0 million three-year unsecured credit facility, which bears interest at LIBOR plus 0.325% and is guaranteed by the Company and the assumption of $278.6 million cross-collateralized non-recourse mortgage debt with interest rates ranging from 5.19% to 5.89%, encumbering 86 properties. The joint venture partner has pledged its equity interest for any guaranty payment the Company is obligated to pay. The outstanding balance on the three-year unsecured credit facility was $149.0 million as of December 31, 2007.  The joint venture obtained an interest rate swap at 5.37% on $128 million of this debt.  The swap is designated as a cash flow hedge and as such adjustments are recorded in other comprehensive income.

During 2007, the Company entered into a joint venture, in which the Company has a non-controlling ownership interest, to acquire a property in Houston, Texas.  This investment was funded with a $24.5 million one-year unsecured credit facility, with an additional one-year extension option, which bears interest at LIBOR plus 0.375% and is guaranteed by the Company. The outstanding balance on this credit facility as of December 31, 2007 was $24.5 million.

During April 2007, the Company entered into a joint venture, in which the Company has a 50% non-controlling ownership interest to acquire a property in Visalia, CA.  Subsequent to this acquisition the joint venture obtained a $6.0 million three-year promissory note which bears interest at LIBOR plus 0.75% and

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

has an extension option of two-years.  This loan is jointly and severally guaranteed by the Company and the joint venture partner.  As of December 31, 2007, the outstanding balance on this loan was $6.0 million.

In October 2007, the Company formed a wholly-owned captive insurance company, Kimco Insurance Company, Inc., (“KIC”), which provides general liability insurance coverage for all losses below the deductible under our third-party policy. The Company entered into the Insurance Captive as part of its overall risk management program and to stabilize its insurance costs, manage exposure and recoup expenses through the functions of the captive program.  The Company capitalized KIC in accordance with the applicable regulatory requirements. KIC established annual premiums based on projections derived from the past loss experience of the Company’s properties. KIC has engaged an independent third party to perform an actuarial estimate of future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Premiums paid to KIC may be adjusted based on this estimate. Like premiums paid to third-party insurance companies, premiums paid to KIC may be reimbursed by tenants pursuant to specific lease terms. The Company believes that the addition of KIC will provide increased comprehensive insurance coverage at an overall lower cost than would otherwise be available in the market.

The KimPru joint ventures, entities in which the Company holds a 15% non-controlling interest, with PREI through three separate accounts managed by PREI obtained a two-year credit facility provided by a consortium of banks and guaranteed by the Company.  PREI guaranteed reimbursement to the Company of 85% of any guaranty payment the Company is obligated to make.    As of December 31, 2007, there was $702.5 million outstanding under this credit facility.

During 2006, an entity in which the Company has a preferred equity investment, located in Montreal, Canada, obtained a non-recourse construction loan, which is collateralized by the respective land and project improvements.  Additionally, the Company has provided a guaranty to the lender and the developer partner has provided an indemnity to the Company for 25% of all debt.  As of December 31, 2007, there was CAD $72.6 million (approximately USD $74.0 million) outstanding on this construction loan.

Additionally, during 2006, KROP obtained a one-year $15.0 million unsecured term loan, which bore interest at LIBOR plus 0.5%.  This loan was guaranteed by the Company and GECRE had guaranteed reimbursement to the Company of 80% of any guaranty payment the Company was obligated to make.  During 2007, KROP paid down the remaining balance of the loan.

The Company has issued letters of credit in connection with completion and repayment guarantees for construction loans encumbering certain of the Company’s ground-up development projects and guaranty of payment related to the Company’s insurance program.  These letters of credit aggregate approximately $30.7 million.

In connection with the construction of its development projects and related infrastructure, certain public agencies require performance and surety bonds be posted to guarantee that the Company’s obligations are satisfied.  These bonds expire upon the completion of the improvements and infrastructure.  As of December 31, 2007, there were approximately $90.4 million bonds outstanding.

Additionally, the RioCan Venture, an entity in which the Company holds a 50% non-controlling interest, has a CAD $7.0 million (approximately USD $7.1 million) letter of credit facility.  This facility is jointly guaranteed by RioCan and the Company and had approximately CAD $5.5 million (approximately USD $5.6 million) outstanding as of December 31, 2007, relating to various development projects.

During 2005, a joint venture entity in which the Company has a non-controlling interest obtained a CAD $22.5 million (approximately USD $22.9 million) credit facility to finance the construction of a 0.1 million square foot shopping center property located in Kamloops, B.C.  This facility bears interest at Royal Bank Prime Rate ("RBP") plus 0.5% per annum and is scheduled to mature in March 2008.  The Company and its partner in this entity each have a limited and several guarantee of CAD $7.5 million (approximately USD $7.6 million) on this facility.  As of December 31, 2007, there was CAD $21.1 million (approximately USD $21.5 million) outstanding on this facility.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During 2005, PL Retail entered into a $39.5 million unsecured revolving credit facility, which bore interest at LIBOR plus 0.675% and was scheduled to mature in February 2007. During 2007, the loan was extended to February 2009 at a reduced rate of LIBOR plus 0.45%.  This facility is guaranteed by the Company and the joint venture partner has guaranteed reimbursement to the Company of 85% of any guaranty payment the Company is obligated to make.  As of December 31, 2007, there was $24.6 million outstanding under this facility.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business.  These matters are generally covered by insurance.  Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

The Company evaluated these guarantees in connection with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and determined that the impact did not have a material effect on the Company’s financial position or results of operations.

21.  Incentive Plans:

The Company maintains a stock option plan (the "Plan") pursuant to which a maximum of 42,000,000 shares of the Company’s common stock may be issued for qualified and non-qualified options. Options granted under the Plan generally vest ratably over a three year term for grants issued prior to August 1, 2005 and five-year term for grants issued after August 1, 2005, expire ten years from the date of grant and are exercisable at the market price on the date of grant, unless otherwise determined by the Board at its sole discretion. In addition, the Plan provides for the granting of certain options to each of the Company’s non-employee directors (the "Independent Directors") and permits such Independent Directors to elect to receive deferred stock awards in lieu of directors’ fees.

During December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which is a revision of Statement 123. SFAS No. 123(R) supersedes Opinion 25.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in Statement 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.  Pro-forma disclosure is no longer an alternative under SFAS No. 123(R).  SFAS No. 123(R) is effective for fiscal years beginning after December 31, 2005.  The Company began expensing stock based employee compensation with its adoption of the prospective method provisions of SFAS No. 148, effective January 1, 2003, as a result, the adoption of SFAS No. 123(R) did not have a material impact on the Company’s financial position or results of operations.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing formula.  The assumption for expected volatility has a significant affect on the grant date fair value.  Volatility is determined based on the historical equity of common stock for the most recent historical period equal to the expected term of the options.  The more significant assumptions underlying the determination of fair values for options granted during 2007, 2006, and 2005 were as follows:

	Year Ended December 31,
	2007	2006	2005
Weighted average fair value of options granted	$7.41	$5.55	$3.21

Weighted average risk-free interest rates	4.50%	4.72%	4.03%

Weighted average expected option lives (in years)	6.50	6.50	4.80

Weighted average expected volatility	19.01%	17.70%	18.01%

Weighted average expected dividend yield	3.77%	4.39%	5.30%

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Information with respect to stock options under the Plan for the years ended December 31, 2007, 2006, and 2005, is as follows:

	Shares	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic value (in millions)
Options outstanding, January 1, 2005	15,239,572	$19.06
Exercised	(2,963,910)	$14.23
Granted	2,515,200	$31.15
Forfeited	(239,566)	$23.59
Options outstanding, December 31, 2005	14,551,296	$22.06	$145.8
Exercised	(2,196,947)	$17.80
Granted	2,805,650	$39.91
Forfeited	(366,406)	$28.13
Options outstanding, December 31, 2006	14,793,593	$25.93	$281.4
Exercised	(1,884,421)	$20.22
Granted	2,971,900	$41.41
Forfeited	(257,618)	$35.87
Options outstanding, December 31, 2007	15,623,454	$29.39	$133.7

Options exercisable -
December 31, 2005	8,167,681	$17.63	$118.0
December 31, 2006	8,826,881	$20.37	$217.0
December 31, 2007	9,307,184	$23.10	$123.8

The exercise prices for options outstanding as of December 31, 2007, range from $10.67 to $53.14 per share.  The Company estimates forfeitures based on historical data.  The weighted-average remaining contractual life for options outstanding as of December 31, 2007, was approximately 7.1 years. The weighted average remaining contractual term of options currently exercisable as of December 31, 2007 was approximately 5.8 years.  Options to purchase 2,996,321, 5,969,396, and 3,817,066, shares of the Company’s common stock were available for issuance under the Plan at December 31, 2007, 2006, and 2005, respectively.

Cash received from options exercised under the Plan was approximately $38.1 million, $39.1 million, and $42.2 million for the years ended December 31, 2007, 2006, and 2005, respectively.  The total intrinsic value of options exercised during 2007, 2006, and 2005 was approximately $54.4 million, $42.2 million, and $46.2 million, respectively.

The Company recognized stock options expense of $12.2 million, $10.2 million, and $4.6 million for the years ended December 31, 2007, 2006, and 2005, respectively.  As of December 31, 2007, the Company had $27.7 million of total unrecognized compensation cost related to unvested stock compensation granted under the Company’s Plan.  That cost is expected to be recognized over a weighted average period of approximately 3.6 years.

The Company maintains a 401(k) retirement plan covering substantially all officers and employees, which permits participants to defer up to the maximum allowable amount determined by the Internal Revenue Service of their eligible compensation.  This deferred compensation, together with Company matching contributions, which generally equal employee deferrals up to a maximum of 5% of their eligible compensation (capped at $170,000), is fully vested and funded as of December 31, 2007.  The Company contributions to the plan were approximately $1.5 million, $1.3 million, and $1.1 million for the years ended December 31, 2007, 2006, and 2005, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

22.  Income Taxes:

The Company elected to qualify as a REIT in accordance with the Code commencing with its taxable year which began January 1, 1992.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted REIT taxable income to its stockholders.  It is management’s intention to adhere to these requirements and maintain the Company’s REIT status.  As a REIT, the Company generally will not be subject to corporate federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

Reconciliation between GAAP Net Income and Federal Taxable Income:

The following table reconciles GAAP net income to taxable income for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007 (Estimated)	2006 (Actual)	2005 (Actual)

GAAP net income	$442,830	$428,259	$363,628
Less: GAAP net income of taxable REIT subsidiaries	(98,542)	(33,795)	(21,666)
GAAP net income from REIT operations (a)	344,288	394,464	341,962
Net book depreciation in excess of tax depreciation	30,843	23,826	9,865
Deferred/prepaid/above and below market rents, net	(17,345)	(11,964)	(7,398)
Exercise of non-qualified stock options	(21,019)	(26,822)	(29,144)
Book/tax differences from investments in real estate joint ventures	18,965	(7,127)	(19,048)
Book/tax difference on sale of property	(24,177)	(49,003)	(14,181)
Valuation adjustment of foreign currency contracts	51	142	2,537
Other book/tax differences, net	5,892	(5,219)	6,773
Adjusted taxable income subject to 90% dividend requirements	$337,498	$318,297	$291,366

Certain amounts in the prior periods have been reclassified to conform to the current year presentation.

(a) - All adjustments to "GAAP net income from REIT operations" are net of amounts attributable to minority interest and taxable REIT subsidiaries.

Reconciliation between Cash Dividends Paid and Dividends Paid Deductions (in thousands):

For the years ended December 31, 2007 and 2006 cash dividends paid exceeded the dividends paid deduction and amounted to $384,502 and $332,552, respectively.  For the year ended December 31, 2005, cash dividends paid were equal to the dividend paid deduction and amounted to $293,345.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Characterization of Distributions:

The following characterizes distributions paid for the years ended December 31, 2007, 2006, and 2005, (in thousands):

	2007		2006		2005
Preferred Dividends
Ordinary income	$ 7,123	61%	$ 8,200	70%	$10,009	86%
Capital gain	4,515	39%	3,438	30%	1,629	14%
	$11,638	100%	$11,638	100%	$11,638	100%

Common Dividends
Ordinary income	$207,587	56%	$211,803	66%	$242,268	86%
Capital gain	131,558	35%	89,856	28%	39,439	14%
Return of capital	33,719	9%	19,255	6%	-	-
	$372,864	100%	$320,914	100%	$281,707	100%

Total dividends distributed	$384,502		$332,552		$293,345

Taxable REIT Subsidiaries ("TRS"):

The Company is subject to federal, state and local income taxes on the income from its TRS activities, which include Kimco Realty Services ("KRS"), a wholly owned subsidiary of the Company and the consolidated entities of FNC, Kimsouth and Blue Ridge Real Estate Company/Big Boulder Corporation.

Income taxes have been provided for on the asset and liability method as required by SFAS No. 109, Accounting for Income Taxes.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of the TRS assets and liabilities.

The Company’s taxable income for book purposes and provision for income taxes relating to the Company’s TRS and taxable entities which have been consolidated for accounting reporting purposes, for the years ended December 31, 2007, 2006, and 2005, are summarized as follows (in thousands):

	2007	2006	2005

Income before income taxes	$109,057	$54,522	$32,920
Less provision for income taxes:
Federal	6,565	17,581	9,446
State and local	3,950	3,146	1,808
Total tax provision	10,515	20,727	11,254

GAAP net income from taxable REIT subsidiaries	$ 98,542	$33,795	$21,666

The Company’s deferred tax assets and liabilities at December 31, 2007 and 2006, were as follows (in thousands):

	2007	2006
Deferred tax assets:
Operating losses	$ 64,728	$ 97,288
Other	19,163	17,258
Valuation allowance	(36,826)	(68,018)
Total deferred tax assets	47,065	46,528

Deferred tax liabilities	(11,663)	(8,571)

Net deferred tax assets	$ 35,402	$ 37,957

Deferred tax assets and deferred tax liabilities are included in the caption Other assets and Other liabilities on the accompanying Consolidated Balance Sheets at December 31, 2007 and 2006.  Operating losses and the valuation allowance are due to the Company’s consolidation of FNC and Kimsouth for accounting and reporting purposes.  At December 31, 2007, FNC had approximately $128.1 million of net operating loss carry forwards that expire from 2022 through 2025, with a tax value of approximately $50.0 million.  A valuation allowance of $33.8 million has been established for a portion of these deferred tax assets.  At December 31, 2007, Kimsouth had approximately $37.9 million of net operating loss carrying forwards that expire from 2021 to 2023, with a tax value of approximately $14.8 million.  A valuation allowance for $3.1 million has been established for a portion of these deferred tax assets.  Other deferred tax assets and deferred tax liabilities relate primarily to differences in the timing of the recognition of income/(loss) between the GAAP and tax basis of accounting for (i) real estate joint ventures, (ii) other real estate investments, and (iii) other deductible temporary differences.  The Company believes that, based on its operating strategy and consistent history of profitability, it is more likely than not that the net deferred tax assets of $35.4 million will be realized on future tax returns, primarily from the generation of future taxable income.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to taxable income before income taxes as follows (in thousands):

	2007	2006	2005

Federal provision at statutory tax rate (35%)	$38,170	$19,083	$11,522
State and local taxes, net of federal Benefit	7,089	3,544	2,140
Other	(3,552)	(1,900)	(2,408)
Valuation allowance decrease	(31,192)	-	-
	$10,515	$20,727	$11,254

23.  Supplemental Financial Information:

The following represents the results of operations, expressed in thousands except per share amounts, for each quarter during the years 2007 and 2006:

	2007 (Unaudited)
	Mar. 31	June 30	Sept. 30	Dec. 31

Revenues from rental property(1)	$158,020	$170,094	$173,712	$179,727

Net income	$153,764	$128,022	$78,005	$83,039

Net income per common share:
Basic	$.60	$.50	$.30	$.28
Diluted	$.59	$.49	$.29	$.28

	2006 (Unaudited)
	Mar. 31	June 30	Sept. 30	Dec. 31

Revenues from rental property(1)	$136,838	$145,907	$149,124	$155,678

Net income	$96,195	$108,738	$91,427	$131,899

Net income per common share:
Basic	$.41	$.44	$.37	$.52
Diluted	$.40	$.43	$.36	$.51

(1)  All periods have been adjusted to reflect the impact of operating properties sold during 2007 and 2006 and properties classified as held for sale as of December 31, 2007, which are reflected in the caption Discontinued operations on the accompanying Consolidated Statements of Income.

Accounts and notes receivable in the accompanying Consolidated Balance Sheets net of estimated unrecoverable amounts, were approximately $9.0 million and $8.5 million at December 31, 2007 and 2006, respectively.

24.  Pro Forma Financial Information (Unaudited):

As discussed in Notes 3, 4 and 5, the Company and certain of its subsidiaries acquired and disposed of interests in certain operating properties during 2007.  The pro forma financial information set forth below is based upon the Company's historical Consolidated Statements of Income for the years ended December 31, 2007 and 2006, adjusted to give effect to these transactions at the beginning of each year.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of operations for future periods.  (Amounts presented in millions, except per share figures.)

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Year ended December 31,
	2007	2006

Revenues from rental property	$719.7	$655.3
Income before extraordinary gain	$347.6	$322.2
Net income	$397.8	$322.2

Net income before extraordinary gain per common share:
Basic	$1.30	$1.30
Diluted	$1.28	$1.27

Net income per common share:
Basic	$1.50	$1.30
Diluted	$1.47	$1.27

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2007, 2006 and 2005

(in thousands)

	Balance at beginning of period	Charged to expenses	Adjustments to valuation accounts	Deductions	Balance at end of period
Year Ended December 31, 2007
Allowance for uncollectable accounts	$8,500	$ 614	$ -	($ 114)	$ 9,000

Allowance for deferred tax asset	$68,018	$ -	($31,192)	$ -	$36,826

Year Ended December 31, 2006
Allowance for uncollectable accounts	$8,500	$ 715	$ -	($ 715)	$ 8,500

Allowance for deferred tax asset	$33,783	$ -	$34,235	$ -	$68,018

Year Ended December 31, 2005
Allowance for uncollectable accounts	$8,650	$1,296	$ -	($1,446)	$ 8,500

Allowance for deferred tax asset	$ -	$ -	$33,783	$ -	$33,783

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2007

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

KDI-GLENN SQUARE	3,306,779	-	30,179,625	3,306,779	30,179,625	33,486,404	-	33,486,404		2006(C)
HOOVER	279,106	7,735,873	-	279,106	7,735,873	8,014,979	1,586,999	6,427,980		1999(A)
KDI-THE GROVE	18,951,763	6,403,809	-	18,951,763	6,403,809	25,355,572	-	25,355,572	20,576,767	2007(C)
KDI-CHANDLER AUTO MALLS	9,318,595	-	4,167,140	10,349,707	3,136,028	13,485,735	-	13,485,735		2004(C)
TALAVI TOWN CENTER	8,046,677	17,016,784	-	8,046,677	17,016,784	25,063,461	4,925,374	20,138,087		2007(A)
KIMCO MESA 679, INC. AZ	2,915,000	11,686,291	1,678,931	2,915,000	13,365,222	16,280,222	3,294,369	12,985,853		1998(A)
MESA RIVERVIEW	15,000,000	-	114,236,601	750,000	128,486,601	129,236,601	1,100,000	128,136,601		2005(C)
KDI-ANA MARIANA POWER CENTER	30,043,645	-	1,425,411	30,043,645	1,425,411	31,469,056	-	31,469,056	23,505,135	2006(C)
METRO SQUARE	4,101,017	16,410,632	870,871	4,101,017	17,281,503	21,382,520	4,941,165	16,441,355		1998(A)
HAYDEN PLAZA NORTH	2,015,726	4,126,509	5,448,097	2,015,726	9,574,606	11,590,332	1,969,976	9,620,356		1998(A)
PHOENIX, COSTCO	5,324,501	21,269,943	6,348,938	5,324,501	27,618,882	32,943,382	5,212,518	27,730,864		1998(A)
PHOENIX	2,450,341	9,802,046	683,405	2,450,341	10,485,451	12,935,792	2,839,759	10,096,033		1997(A)
KDI-ASANTE RETAIL CENTER	8,702,635	-	10,576,838	15,178,232	4,101,241	19,279,473	-	19,279,473	11,112,252	2004(C)
ALHAMBRA, COSTCO	4,995,639	19,982,557	42,891	4,995,639	20,025,448	25,021,087	4,950,683	20,070,404		1998(A)
MADISON PLAZA	5,874,396	23,476,190	262,248	5,874,396	23,738,439	29,612,834	5,818,218	23,794,616		1998(A)
CHULA VISTA, COSTCO	6,460,743	25,863,153	11,674,917	6,460,743	37,538,070	43,998,813	7,129,071	36,869,742		1998(A)
CORONA HILLS, COSTCO	13,360,965	53,373,453	1,971,945	13,360,965	55,345,398	68,706,363	13,419,862	55,286,501		1998(A)
EAST AVENUE MARKET PLACE	1,360,457	3,055,127	221,550	1,360,457	3,276,677	4,637,134	1,694,571	2,942,563	2,162,350	2006(A)
LABAND VILLAGE SC	5,600,000	11,709,367	1,644,132	5,600,000	13,353,500	18,953,500	1,378,872	17,574,628	9,213,957	2005(A)
CUPERTINO VILLAGE	19,886,099	46,534,919	4,456,725	19,886,099	50,991,644	70,877,744	9,618,657	61,259,086	37,092,346	2006(A)
CHICO CROSSROADS	9,975,810	30,538,372	-	9,975,810	30,538,372	40,514,182	1,178,319	39,335,863	25,372,802	2007(A)
CORONA HILLS MARKETPLACE	9,727,446	24,778,390	-	9,727,446	24,778,390	34,505,836	503,094	34,002,743		2007(A)
ELK GROVE VILLAGE	1,770,000	7,470,136	624,282	1,770,000	8,094,418	9,864,417	3,685,604	6,178,813	2,279,310	2006(A)
WATERMAN PLAZA	784,851	1,762,508	122,050	784,851	1,884,557	2,669,409	977,601	1,691,807	1,556,503	2006(A)
GOLD COUNTRY CENTER	3,272,212	7,864,878	0	3,272,212	7,864,878	11,137,090	561,544	10,575,546	7,144,447	2007(A)
LA MIRADA THEATRE CENTER	8,816,741	35,259,965	(7,736,043)	6,888,680	29,451,983	36,340,663	6,935,842	29,404,821		1998(A)
YOSEMITE NORTH SHOPPING CTR	2,120,247	4,761,355	564,711	2,120,247	5,326,066	7,446,312	1,389,508	6,056,804		2006(A)
RALEY'S UNION SQUARE	1,185,909	2,663,149	215,617	1,185,909	2,878,766	4,064,675	1,004,180	3,060,495		2006(A)
SOUTH NAPA MARKET PLACE	1,100,000	22,159,086	6,812,402	1,100,000	28,971,488	30,071,488	2,993,589	27,077,898		2006(A)
PLAZA DI NORTHRIDGE	12,900,000	40,574,842	6,563,870	12,900,000	47,138,712	60,038,712	5,180,526	54,858,186	29,405,832	2005(A)
POWAY CITY CENTRE	5,854,585	13,792,470	7,597,380	7,247,814	19,996,622	27,244,435	2,090,677	25,153,758		2005(A)
NORTH POINT PLAZA	1,299,733	2,918,760	246,929	1,299,733	3,165,689	4,465,422	1,624,024	2,841,398		2006(A)
RED BLUFF SHOPPING CTR	1,410,936	3,168,485	258,380	1,410,936	3,426,866	4,837,802	1,198,409	3,639,393		2006(A)
TYLER STREET	3,020,883	7,746,659	(0)	3,020,883	7,746,659	10,767,542	730,903	10,036,639	6,877,365	2007(A)
THE CENTRE	3,403,724	13,625,899	244,311	3,403,724	13,870,210	17,273,934	2,892,184	14,381,750	6,976,527	1999(A)
SANTA ANA, HOME DEPOT	4,592,364	18,345,257	0	4,592,364	18,345,257	22,937,622	4,515,769	18,421,853		1998(A)
FULTON MARKET PLACE	2,966,018	6,920,710	690,689	2,966,018	7,611,398	10,577,417	937,097	9,640,319		2005(A)
MARIGOLD SC	15,300,000	25,563,978	3,654,408	15,300,000	29,218,386	44,518,386	4,059,291	40,459,095	18,018,337	2005(A)
BLACK MOUNTAIN VILLAGE	4,678,015	11,913,344	-	4,678,015	11,913,344	16,591,359	599,941	15,991,418		2007(A)
TRUCKEE CROSSROADS	2,140,000	8,255,753	462,340	2,140,000	8,718,093	10,858,093	2,912,814	7,945,279	4,154,420	2006(A)
WESTLAKE SHOPPING CENTER	16,174,307	64,818,562	81,619,961	16,174,307	146,438,523	162,612,830	9,508,250	153,104,579		2002(A)
VILLAGE ON THE PARK	2,194,463	8,885,987	5,276,698	2,194,463	14,162,685	16,357,148	2,440,382	13,916,765		1998(A)
AURORA QUINCY	1,148,317	4,608,249	243,297	1,148,317	4,851,546	5,999,863	1,207,706	4,792,157		1998(A)
AURORA EAST BANK	1,500,568	6,180,103	400,565	1,500,568	6,580,668	8,081,236	1,621,829	6,459,407		1998(A)
SPRING CREEK COLORADO	1,423,260	5,718,813	34,594	1,423,260	5,753,406	7,176,667	1,471,062	5,705,604		1998(A)
DENVER WEST 38TH STREET	161,167	646,983	(0)	161,167	646,983	808,150	164,490	643,661		1998(A)
ENGLEWOOD PHAR MOR	805,837	3,232,650	137,553	805,837	3,370,204	4,176,040	840,399	3,335,641		1998(A)
FORT COLLINS	1,253,497	7,625,278	1,599,608	1,253,497	9,224,886	10,478,382	1,533,186	8,945,196	2,596,503	2000(A)
HERITAGE WEST	1,526,576	6,124,074	141,245	1,526,576	6,265,319	7,791,895	1,582,450	6,209,444		1998(A)
WEST FARM SHOPPING CENTER	5,805,969	23,348,024	498,278	5,805,969	23,846,302	29,652,271	5,729,201	23,923,070		1998(A)
FARMINGTON PLAZA	433,713	1,211,800	1,635,657	433,713	2,847,457	3,281,170	116,216	3,164,954	453,851	2005(A)
N.HAVEN, HOME DEPOT	7,704,968	30,797,640	472,418	7,704,968	31,270,058	38,975,026	7,590,198	31,384,829		1998(A)
SOUTHINGTON PLAZA	376,256	1,055,168	292,292	376,256	1,347,460	1,723,716	49,735	1,673,980	453,851	2005(A)
WATERBURY	2,253,078	9,017,012	344,937	2,253,078	9,361,949	11,615,027	3,339,654	8,275,373		1993(A)
DOVER	122,741	66,738	4,808,264	3,024,375	1,973,368	4,997,743	1,579	4,996,164		2003(A)
ELSMERE	-	3,185,642	(0)	-	3,185,642	3,185,642	3,185,642	0		1979(C)
ALTAMONTE SPRINGS	770,893	3,083,574	167,155	770,893	3,250,729	4,021,622	968,353	3,053,269		1995(A)
BOCA RATON	573,875	2,295,501	1,721,711	733,875	3,857,212	4,591,087	1,485,875	3,105,212		1992(A)
BAYSHORE GARDENS, BRADENTON FL	2,901,000	11,738,955	520,415	2,901,000	12,259,370	15,160,370	3,061,583	12,098,787		1998(A)
BRADENTON PLAZA	527,026	765,252	87,969	527,026	853,221	1,380,247	37,635	1,342,612		2005(A)
CORAL SPRINGS	710,000	2,842,907	3,275,003	710,000	6,117,910	6,827,910	1,797,196	5,030,714		1994(A)
CORAL SPRINGS	1,649,000	6,626,301	251,424	1,649,000	6,877,725	8,526,725	1,749,906	6,776,819		1997(A)
CURLEW CROSSING S.C.	5,315,955	12,529,467	1,182,820	5,315,955	13,712,288	19,028,242	1,248,369	17,779,873		2005(A)
CLEARWATER FL	3,627,946	918,466	-	3,627,946	918,466	4,546,411	7,560	4,538,851		2007(A)
EAST ORLANDO	491,676	1,440,000	2,939,953	1,007,882	3,863,747	4,871,629	2,371,276	2,500,353		1971(C)
FERN PARK	225,000	902,000	4,067,704	225,000	4,969,704	5,194,704	2,111,514	3,083,190		1968(C)
REGENCY PLAZA	2,410,000	9,671,160	396,139	2,410,000	10,067,299	12,477,299	2,093,834	10,383,466		1999(A)
SHOPPES AT AMELIA CONCOURSE	7,600,000	-	8,578,937	1,138,216	15,040,721	16,178,937	-	16,178,937		2003(C)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

AVENUES WALKS	26,984,546	-	18,701,233	33,920,717	11,765,062	45,685,779	-	45,685,779		2005(C)
KISSIMMEE	1,328,536	5,296,652	(2,019,131)	1,328,536	3,277,521	4,606,057	2,140,225	2,465,832		1996(A)
LAUDERDALE LAKES	342,420	2,416,645	3,586,346	416,833	5,928,578	6,345,411	3,798,003	2,547,408		1968(C)
MERCHANTS WALK	2,580,816	10,366,090	690,218	2,580,816	11,056,308	13,637,125	1,850,983	11,786,141		2001(A)
LARGO	293,686	792,119	1,226,847	293,686	2,018,966	2,312,652	1,769,051	543,600		1968(C)
LEESBURG	-	171,636	193,651		365,287	365,287	286,910	78,378		1969(C)
LARGO EAST BAY	2,832,296	11,329,185	1,527,169	2,832,296	12,856,354	15,688,650	5,715,472	9,973,178		1992(A)
LAUDERHILL	1,002,733	2,602,415	12,095,862	1,774,443	13,926,567	15,701,010	7,353,530	8,347,480		1974(C)
THE GROVES	1,676,082	6,533,681	930,164	2,606,246	6,533,681	9,139,927	580,553	8,559,375		2006(A)
MELBOURNE	-	1,754,000	3,061,746	-	4,815,746	4,815,746	2,448,672	2,367,075		1968(C)
GROVE GATE	365,893	1,049,172	1,207,100	365,893	2,256,272	2,622,165	1,757,235	864,930		1968(C)
NORTH MIAMI	732,914	4,080,460	10,773,730	732,914	14,854,190	15,587,104	6,437,887	9,149,217		1985(A)
MILLER ROAD	1,138,082	4,552,327	1,855,566	1,138,082	6,407,893	7,545,975	5,100,541	2,445,434		1986(A)
MARGATE	2,948,530	11,754,120	3,726,484	2,948,530	15,480,604	18,429,134	5,123,113	13,306,021		1993(A)
MT. DORA	1,011,000	4,062,890	139,971	1,011,000	4,202,861	5,213,861	1,102,942	4,110,919		1997(A)
PLANTATION CROSSING	7,524,800	-	17,444,009	7,312,496	17,656,313	24,968,809	-	24,968,809		2005(C)
MILTON, FL	1,275,593	-	-	1,275,593	-	1,275,593	-	1,275,593		2007(A)
FLAGLER PARK	26,162,980	80,737,041	-	26,162,980	80,737,041	106,900,021	2,521,151	104,378,870		2007(A)
ORLANDO	923,956	3,646,904	1,952,475	1,172,119	5,351,216	6,523,335	1,777,718	4,745,617		1995(A)
RENAISSANCE CENTER	9,104,379	36,540,873	4,890,546	9,122,758	41,413,040	50,535,798	11,485,945	39,049,853		1998(A)
SAND LAKE	3,092,706	12,370,824	1,761,715	3,092,706	14,132,539	17,225,245	4,755,399	12,469,846		1994(A)
ORLANDO	560,800	2,268,112	3,133,942	580,030	5,382,824	5,962,854	1,353,918	4,608,936		1996(A)
OCALA	1,980,000	7,927,484	6,136,835	1,980,000	14,064,319	16,044,319	2,986,996	13,057,323		1997(A)
POMPANO BEACH	97,169	874,442	1,816,086	247,843	2,539,854	2,787,697	1,526,033	1,261,665		1968(C)
GONZALEZ	1,617,564	-	-	1,617,564	-	1,617,564	-	1,617,564		2007(A)
ST. PETERSBURG	-	917,360	984,890		1,902,250	1,902,250	827,591	1,074,659		1968(C)
TUTTLE BEE SARASOTA	254,961	828,465	1,747,305	254,961	2,575,770	2,830,731	1,874,788	955,943		1970(C)
SOUTH EAST SARASOTA	1,283,400	5,133,544	3,417,895	1,399,525	8,435,314	9,834,839	3,624,219	6,210,620		1989(A)
SANFORD	1,832,732	9,523,261	5,865,590	1,832,732	15,388,851	17,221,583	7,027,374	10,194,210		1989(A)
STUART	2,109,677	8,415,323	610,198	2,109,677	9,025,521	11,135,198	3,051,419	8,083,779		1994(A)
SOUTH MIAMI	1,280,440	5,133,825	2,853,984	1,280,440	7,987,809	9,268,249	2,301,384	6,966,865		1995(A)
TAMPA	5,220,445	16,884,228	2,096,967	5,220,445	18,981,195	24,201,640	4,126,159	20,075,481		1997(A)
VILLAGE COMMONS S.C.	2,192,331	8,774,158	626,582	2,192,331	9,400,740	11,593,071	2,143,128	9,449,943		1998(A)
MISSION BELL SHOPPING CENTER	5,056,426	11,843,119	5,972,809	5,067,033	17,805,321	22,872,354	3,033,672	19,838,682		2004(A)
WEST PALM BEACH	550,896	2,298,964	1,142,075	550,896	3,441,039	3,991,935	915,569	3,076,366		1995(A)
THE SHOPS AT WEST MELBOURNE	2,200,000	8,829,541	4,317,932	2,200,000	13,147,473	15,347,473	2,888,068	12,459,405		1998(A)
AUGUSTA	1,482,564	5,928,122	2,176,418	1,482,564	8,104,540	9,587,104	2,139,467	7,447,637		1995(A)
MARKET AT HAYNES BRIDGE	4,880,659	21,074,606	-	4,880,659	21,074,606	25,955,265	1,202,200	24,753,065	15,731,504	2007(A)
EMBRY VILLAGE	18,147,054	32,919,287	-	18,147,054	32,919,287	51,066,341	1,086,168	49,980,173	31,081,683	2007(A)
SAVANNAH	2,052,270	8,232,978	1,224,028	2,052,270	9,457,006	11,509,276	3,450,826	8,058,450		1993(A)
SAVANNAH	652,255	2,616,522	2,003,023	652,256	4,619,545	5,271,800	921,903	4,349,897		1995(A)
CHATHAM PLAZA	13,390,238	34,176,637	-	13,390,238	34,176,637	47,566,875	755,173	46,811,702	29,779,657	2007(A)
KIHEI CENTER	3,406,707	7,663,360	598,386	3,406,707	8,261,745	11,668,453	4,262,254	7,406,199		2006(A)
CLIVE	500,525	2,002,101	(0)	500,525	2,002,101	2,502,626	611,754	1,890,872		1996(A)
KDI-METRO CROSSING	3,013,647	-	11,935,150	2,294,414	12,654,383	14,948,797	-	14,948,797	5,314,614	2006(C)
SOUTHDALE SHOPPING CENTER	1,720,330	6,916,294	3,029,374	1,720,330	9,945,668	11,665,998	1,776,463	9,889,534	3,281,092	1999(A)
DES MOINES	500,525	2,559,019	37,079	500,525	2,596,098	3,096,623	772,126	2,324,497		1996(A)
DUBUQUE	-	2,152,476	10,848		2,163,324	2,163,324	561,860	1,601,464		1997(A)
WATERLOO	500,525	2,002,101	2,869,100	500,525	4,871,201	5,371,726	1,329,024	4,042,701		1996(A)
NAMPA (HORSHAM) FUTURE DEV.	6,501,240	-	9,818,321	10,874,179	5,445,382	16,319,561	-	16,319,561	10,057,969	2005(C)
ALTON, BELTLINE HWY	329,532	1,987,981	59,935	329,532	2,047,916	2,377,448	489,489	1,887,959		1998(A)
AURORA, N. LAKE	2,059,908	9,531,721	308,208	2,059,908	9,839,929	11,899,837	2,300,374	9,599,463		1998(A)
BLOOMINGTON	805,521	2,222,353	5,238,917	805,521	7,461,270	8,266,791	4,401,413	3,865,378		1972(C)
BELLEVILLE, WESTFIELD PLAZA	-	5,372,253	(0)	-	5,372,253	5,372,253	1,297,029	4,075,224		1998(A)
BRADLEY	500,422	2,001,687	424,877	500,422	2,426,564	2,926,986	713,745	2,213,241		1996(A)
CALUMET CITY	1,479,217	8,815,760	13,397,758	1,479,216	22,213,519	23,692,735	2,943,371	20,749,363		1997(A)
COUNTRYSIDE	-	4,770,671	1,137,295	1,101,670	4,806,296	5,907,966	1,218,402	4,689,564		1997(A)
CHICAGO	-	2,687,046	651,220		3,338,266	3,338,266	805,446	2,532,820		1997(A)
CHAMPAIGN, NEIL ST.	230,519	1,285,460	437,906	230,519	1,723,366	1,953,885	305,466	1,648,419		1998(A)
ELSTON	1,010,375	5,692,211	0	1,010,374	5,692,212	6,702,586	1,362,060	5,340,526		1997(A)
S. CICERO	-	1,541,560	149,202		1,690,762	1,690,762	442,879	1,247,883		1997(A)
CRYSTAL LAKE, NW HWY	179,964	1,025,811	120,440	180,269	1,145,946	1,326,215	268,358	1,057,857		1998(A)
BUTTERFIELD SQUARE	1,601,960	6,637,926	(3,480,427)	1,182,677	3,576,782	4,759,459	982,260	3,777,198		1998(A)
DOWNERS PARK PLAZA	2,510,455	10,164,494	638,196	2,510,455	10,802,690	13,313,145	2,538,307	10,774,839		1999(A)
DOWNER GROVE	811,778	4,322,956	1,716,869	811,778	6,039,824	6,851,603	1,466,958	5,384,645		1997(A)
ELGIN	842,555	2,108,674	2,154,406	842,555	4,263,080	5,105,635	2,962,357	2,143,278		1972(C)
FOREST PARK	-	2,335,884	(0)		2,335,884	2,335,884	614,178	1,721,706		1997(A)
FAIRVIEW HTS, BELLVILLE RD.	-	11,866,880	1,881,567		13,748,447	13,748,447	3,107,490	10,640,957		1998(A)
GENEVA	500,422	12,917,712	66,897	500,422	12,984,609	13,485,031	3,251,484	10,233,547	8,857,992	1996(A)
LAKE ZURICH PLAZA	233,698	1,265,023	169,197	233,698	1,434,219	1,667,918	22,646	1,645,272		2005(A)
MATTERSON	950,515	6,292,319	10,527,541	950,514	16,819,861	17,770,375	3,192,501	14,577,873		1997(A)
MT. PROSPECT	1,017,345	6,572,176	3,557,866	1,017,345	10,130,041	11,147,387	2,380,106	8,767,280		1997(A)
MUNDELEIN, S. LAKE	1,127,720	5,826,129	77,350	1,129,634	5,901,565	7,031,199	1,409,976	5,621,223		1998(A)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

NORRIDGE	-	2,918,315	(0)		2,918,315	2,918,315	761,666	2,156,649		1997(A)
NAPERVILLE	669,483	4,464,998	70,677	669,483	4,535,675	5,205,158	1,132,536	4,072,622		1997(A)
OTTAWA	137,775	784,269	700,540	137,775	1,484,809	1,622,584	978,175	644,409		1970(C)
ORLAND PARK, S. HARLEM	476,972	2,764,775	1,233,171	476,972	3,997,945	4,474,918	845,535	3,629,382		1998(A)
OAK LAWN	1,530,111	8,776,631	539,848	1,530,111	9,316,479	10,846,590	2,277,952	8,568,638	13,952,147	1997(A)
OAKBROOK TERRACE	1,527,188	8,679,108	2,972,827	1,527,188	11,651,935	13,179,123	2,551,672	10,627,451		1997(A)
PEORIA	-	5,081,290	2,381,722		7,463,012	7,463,012	1,642,339	5,820,673		1997(A)
FREESTATE BOWL	252,723	998,099	(0)	252,723	998,099	1,250,822	347,694	903,128		2003(A)
ROCKFORD CROSSING	4,556,176	11,603,061	-	4,556,176	11,603,061	16,159,236	-	16,159,236	11,512,228	2007(A)
ROUND LAKE BEACH PLAZA	790,129	1,634,148	529,045	790,129	2,163,193	2,953,322	65,642	2,887,680		2005(A)
SKOKIE	-	2,276,360	9,488,382	2,628,440	9,136,303	11,764,742	1,578,627	10,186,116	7,345,176	1997(A)
KRC STREAMWOOD	181,962	1,057,740	181,885	181,962	1,239,624	1,421,587	278,783	1,142,803		1998(A)
WOODGROVE FESTIVAL	5,049,149	20,822,993	2,100,007	5,049,149	22,923,000	27,972,149	5,500,088	22,472,061		1998(A)
WAUKEGAN	203,427	1,161,847	37,012	203,772	1,198,514	1,402,286	271,284	1,131,002		1998(A)
WAUKEGAN PLAZA	349,409	883,975	276,202	349,409	1,160,177	1,509,586	12,609	1,496,977		2005(A)
PLAZA EAST	1,236,149	4,944,597	2,820,843	1,140,849	7,860,740	9,001,589	2,153,485	6,848,105		1995(A)
GREENWOOD	423,371	1,883,421	1,935,968	584,445	3,658,315	4,242,760	2,556,337	1,686,423		1970(C)
GRIFFITH	-	2,495,820	981,912	1,001,100	2,476,632	3,477,732	657,512	2,820,219		1997(A)
LAFAYETTE	230,402	1,305,943	169,272	230,402	1,475,215	1,705,617	1,354,454	351,163		1971(C)
LAFAYETTE	812,810	3,252,269	4,093,726	2,379,198	5,779,607	8,158,805	1,256,263	6,902,541		1997(A)
KIMCO LAFAYETTE MARKET PLACE	4,184,000	16,752,165	243,806	4,184,000	16,995,971	21,179,971	4,268,307	16,911,664		1998(A)
KRC MISHAWAKA 895	378,088	1,999,079	642	378,730	1,999,079	2,377,809	481,830	1,895,979		1998(A)
MERRILLVILLE PLAZA	197,415	765,630	219,832	197,415	985,462	1,182,877	13,444	1,169,433		2005(A)
SOUTH BEND, S. HIGH ST.	183,463	1,070,401	196,857	183,463	1,267,258	1,450,721	282,015	1,168,706		1998(A)
OVERLAND PARK	1,183,911	6,335,308	142,374	1,185,906	6,475,686	7,661,593	1,521,597	6,139,995		1998(A)
BELLEVUE	405,217	1,743,573	154,924	405,217	1,898,497	2,303,714	1,793,435	510,279		1976(A)
LEXINGTON	1,675,031	6,848,209	5,218,774	1,551,079	12,190,935	13,742,014	4,305,090	9,436,924		1993(A)
PADUCAH MALL, KY	-	924,085	0		924,085	924,085	311,638	612,447		1998(A)
HAMMOND AIR PLAZA	3,813,873	15,260,609	1,832,781	3,813,873	17,093,391	20,907,263	4,486,593	16,420,670		1997(A)
KIMCO HOUMA 274, LLC	1,980,000	7,945,784	204,887	1,980,000	8,150,671	10,130,671	1,691,290	8,439,380		1999(A)
CENTRE AT WESTBANK	9,417,685	23,983,705	-	9,417,685	23,983,705	33,401,390	-	33,401,390	21,707,772	2007(A)
LAFAYETTE	2,115,000	8,508,218	9,415,321	3,678,274	16,360,265	20,038,539	3,818,939	16,219,601		1997(A)
111-115 NEWBURY	3,551,989	10,819,763	-	3,551,989	10,819,763	14,371,752	-	14,371,752		2007(A)
493-495 COMMONWEALTH AVENUE	1,151,947	5,798,705	-	1,151,947	5,798,705	6,950,652	-	6,950,652		2007(A)
127-129 NEWBURY LLC	2,947,063	8,841,188	-	2,947,063	8,841,188	11,788,250	-	11,788,250		2007(A)
GREAT BARRINGTON	642,170	2,547,830	7,054,830	751,124	9,493,706	10,244,830	2,561,705	7,683,125		1994(A)
SHREWSBURY SHOPPING CENTER	1,284,168	5,284,853	4,532,528	1,284,168	9,817,381	11,101,549	1,682,397	9,419,152		2000(A)
WILDE LAKE	1,468,038	5,869,862	101,365	1,468,038	5,971,227	7,439,265	892,695	6,546,569		2002(A)
LYNX LANE	1,019,035	4,091,894	85,071	1,019,035	4,176,965	5,196,000	649,346	4,546,655		2002(A)
CLINTON BANK BUILDING	82,967	362,371	(0)	82,967	362,371	445,338	188,271	257,067		2003(A)
CLINTON BOWL	39,779	130,716	4,247	38,779	135,963	174,742	64,100	110,642		2003(A)
VILLAGES AT URBANA	3,190,074	6,067	10,424,583	4,828,774	8,791,951	13,620,725	-	13,620,725		2003(A)
GAITHERSBURG	244,890	6,787,534	230,545	244,890	7,018,079	7,262,969	1,445,484	5,817,485		1999(A)
HAGERSTOWN	541,389	2,165,555	2,906,588	541,389	5,072,144	5,613,532	2,492,923	3,120,609		1973(C)
SHAWAN PLAZA	4,466,000	20,222,367	(0)	4,466,000	20,222,367	24,688,367	3,833,638	20,854,729	12,180,611	2003(A)
LAUREL	349,562	1,398,250	1,023,918	349,562	2,422,168	2,771,730	963,007	1,808,723		1995(A)
LAUREL	274,580	1,100,968	283,421	274,580	1,384,389	1,658,969	1,283,408	375,561		1972(C)
LANDOVER CENTER			57,007	57,007	-	57,007	-	57,007		2003(A)
SOUTHWEST MIXED USE PROPERTY	403,034	1,325,126	306,510	361,035	1,673,635	2,034,670	678,351	1,356,318		2003(A)
NORTH EAST STATION	869,385	-	-	869,385	-	869,385	-	869,385		2007(A)
OWINGS MILLS PLAZA	303,911	1,370,221	86,521	303,911	1,456,742	1,760,653	41,029	1,719,624		2005(A)
PERRY HALL	3,339,309	12,377,339	0	3,339,309	12,377,339	15,716,647	2,535,853	13,180,794	4,998,603	2003(A)
TIMONIUM SHOPPING CENTER	6,000,000	24,282,998	9,882,940	7,331,195	32,834,743	40,165,938	9,095,445	31,070,493	8,554,407	2003(A)
WALDORF BOWL	225,099	739,362	84,327	235,099	813,688	1,048,787	198,681	850,106		2003(A)
WALDORF FIRESTONE	57,127	221,621	(0)	57,127	221,621	278,749	55,903	222,846		2003(A)
BANGOR, ME	403,833	1,622,331	93,752	403,833	1,716,083	2,119,916	263,140	1,856,776		2001(A)
MALLSIDE PLAZA	6,930,996	17,790,780	(0)	6,930,996	17,790,779	24,721,776	904,072	23,817,703	15,223,681	2007(A)
CLAWSON	1,624,771	6,578,142	4,928,616	1,624,771	11,506,758	13,131,529	3,104,655	10,026,874		1993(A)
WHITE LAKE	2,300,050	9,249,607	2,174,315	2,300,050	11,423,922	13,723,972	3,223,343	10,500,629		1996(A)
CANTON TWP PLAZA	163,740	926,150	5,168,945	163,740	6,095,094	6,258,835	28,407	6,230,428		2005(A)
CLINTON TWP PLAZA	175,515	714,279	1,192,626	175,515	1,906,904	2,082,419	78,432	2,003,987		2005(A)
DEARBORN HEIGHTS PLAZA	162,319	497,791	(59,558)	135,889	464,664	600,553	16,265	584,288		2005(A)
FARMINGTON	1,098,426	4,525,723	3,068,085	1,098,426	7,593,808	8,692,234	2,325,913	6,366,321		1993(A)
LIVONIA	178,785	925,818	833,249	178,785	1,759,067	1,937,852	830,515	1,107,337		1968(C)
MUSKEGON	391,500	958,500	825,035	391,500	1,783,535	2,175,035	1,513,808	661,227		1985(A)
OKEMOS PLAZA	166,706	591,193	451,362	166,706	1,042,555	1,209,261	11,075	1,198,186	911,702	2005(A)
TAYLOR	1,451,397	5,806,263	275,289	1,451,397	6,081,552	7,532,949	2,173,110	5,359,839		1993(A)
WALKER	3,682,478	14,730,060	2,025,130	3,682,478	16,755,190	20,437,668	5,733,755	14,703,913		1993(A)
EDEN PRAIRIE PLAZA	882,596	911,373	514,690	882,596	1,426,063	2,308,659	25,212	2,283,446		2005(A)
FOUNTAINS AT ARBOR LAKES	28,585,296	66,699,024	6,042,830	28,585,296	72,741,854	101,327,150	2,222,384	99,104,766		2006(A)
ROSEVILLE PLAZA	132,842	957,340	3,453,338	132,842	4,410,678	4,543,520	19,734	4,523,786		2005(A)
ST. PAUL PLAZA	699,916	623,966	170,050	699,916	794,016	1,493,932	15,789	1,478,143		2005(A)
BRIDGETON	-	2,196,834	(0)		2,196,834	2,196,834	577,403	1,619,430		1997(A)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

CREVE COEUR, WOODCREST/OLIVE	1,044,598	5,475,623	615,905	960,814	6,175,312	7,136,126	1,471,960	5,664,166		1998(A)
CRYSTAL CITY, MI	-	234,378	0		234,378	234,378	55,229	179,150		1997(A)
INDEPENDENCE, NOLAND DR.	1,728,367	8,951,101	130,980	1,731,300	9,079,148	10,810,448	2,182,305	8,628,143		1998(A)
NORTH POINT SHOPPING CENTER	1,935,380	7,800,746	243,325	1,935,380	8,044,071	9,979,451	1,852,459	8,126,992	6,779,531	1998(A)
KIRKWOOD	-	9,704,005	10,669,791		20,373,796	20,373,796	5,618,555	14,755,241		1998(A)
KANSAS CITY	574,777	2,971,191	274,976	574,777	3,246,167	3,820,944	825,346	2,995,597		1997(A)
LEMAY	125,879	503,510	3,387,305	451,155	3,565,540	4,016,694	676,113	3,340,581		1974(C)
GRAVOIS	1,032,416	4,455,514	10,868,529	1,032,413	15,324,046	16,356,459	6,308,328	10,048,131		1972(C)
ST. CHARLES-UNDERDEVELOPED LAND, MO	431,960	-	758,854	431,960	758,855	1,190,814	132,273	1,058,542		1998(A)
SPRINGFIELD	2,745,595	10,985,778	5,386,434	2,904,022	16,213,785	19,117,807	4,689,256	14,428,552		1994(A)
KMART PARCEL	905,674	3,666,386	4,933,942	905,674	8,600,328	9,506,001	1,153,425	8,352,577	2,536,706	2002(A)
KRC ST. CHARLES	-	550,204	-		550,204	550,204	126,970	423,234		1998(A)
ST. LOUIS, CHRISTY BLVD.	809,087	4,430,514	1,599,193	809,087	6,029,706	6,838,794	1,267,216	5,571,578		1998(A)
OVERLAND	-	4,928,677	723,008		5,651,686	5,651,686	1,406,189	4,245,497		1997(A)
ST. LOUIS	-	5,756,736	824,684		6,581,420	6,581,420	1,622,105	4,959,315		1997(A)
ST. LOUIS	-	2,766,644	118,298		2,884,942	2,884,942	743,756	2,141,186		1997(A)
ST. PETERS	1,182,194	7,423,459	7,008,779	1,053,694	14,560,738	15,614,432	5,409,640	10,204,791		1997(A)
SPRINGFIELD,GLENSTONE AVE.	-	608,793	1,734,043		2,342,836	2,342,836	437,155	1,905,681		1998(A)
KDI-TURTLE CREEK	11,535,281	-	32,618,109	10,347,014	33,806,376	44,153,390	-	44,153,390	30,687,655	2004(C)
BURLINGTON COMMERCE PARK	924,385	-	(0)	924,385	-	924,385	-	924,385		2003(C)
CHARLOTTE	919,251	3,570,981	1,056,129	919,251	4,627,110	5,546,361	1,443,164	4,103,198		1995(A)
CHARLOTTE	1,783,400	7,139,131	967,863	1,783,400	8,106,994	9,890,394	2,800,617	7,089,777		1993(A)
TYVOLA RD.	-	4,736,345	5,560,696		10,297,041	10,297,041	5,936,536	4,360,505		1986(A)
CROSSROADS PLAZA	767,864	3,098,881	34,566	767,864	3,133,447	3,901,310	604,103	3,297,208		2000(A)
KIMCO CARY 696, INC.	2,180,000	8,756,865	438,422	2,256,799	9,118,489	11,375,287	2,242,421	9,132,867		1998(A)
DURHAM	1,882,800	7,551,576	1,602,386	1,882,800	9,153,962	11,036,762	2,588,199	8,448,563		1996(A)
HILLSBOROUGH CROSSING	519,395	-	(0)	519,395	-	519,395	-	519,395		2003(A)
SHOPPES AT MIDWAY PLANTATION	6,681,212	-	27,543,792	6,393,384	27,831,620	34,225,004	-	34,225,004	27,604,642	2005(C)
PARK PLACE	5,388,573	15,046,669	-	5,388,573	15,046,669	20,435,242	315,822	20,119,420	13,821,500	2007(A)
MOORESVILLE CROSSING	12,013,727	30,604,173	-	12,013,727	30,604,173	42,617,900	420,992	42,196,908		2007(A)
RALEIGH	5,208,885	20,885,792	10,312,844	5,208,885	31,198,636	36,407,521	8,471,464	27,936,057		1993(A)
WAKEFIELD COMMONS II	6,506,450	-	(2,792,179)	2,357,636	1,356,635	3,714,271	-	3,714,271		2001(C)
WAKEFIELD CROSSINGS	3,413,932	-	(2,646,147)	591,362	176,423	767,785	-	767,785		2001(C)
EDGEWATER PLACE	3,150,000	-	10,125,019	3,062,768	10,212,251	13,275,019	-	13,275,019	11,113,298	2003(C)
WINSTON-SALEM	540,667	719,655	5,064,519	540,667	5,784,174	6,324,841	2,447,548	3,877,293		1969(C)
SORENSON PARK PLAZA	5,104,294	-	33,027,392	4,322,887	33,808,799	38,131,686	-	38,131,686		2005(C)
NEW LONDON CENTER	4,323,827	10,088,930	1,209,241	4,323,827	11,298,171	15,621,998	875,178	14,746,820		2005(A)
ROCKINGHAM	2,660,915	10,643,660	10,601,976	2,660,915	21,245,636	23,906,551	6,118,269	17,788,281		1994(A)
BRIDGEWATER NJ	1,982,481	(3,666,959)	9,067,382	1,982,481	5,400,423	7,382,904	2,524,620	4,858,284		1998(C)
BAYONNE BROADWAY	1,434,737	3,347,719	2,801,384	1,434,737	6,149,103	7,583,840	558,617	7,025,223		2004(A)
BRICKTOWN PLAZA	344,884	1,008,941	0	344,884	1,008,941	1,353,826	29,050	1,324,775		2005(A)
BRIDGEWATER PLAZA	350,705	1,361,524	378,545	350,705	1,740,069	2,090,774	36,161	2,054,613		2005(A)
CHERRY HILL	2,417,583	6,364,094	1,568,097	2,417,583	7,932,192	10,349,774	4,878,635	5,471,139		1985(C)
MARLTON PIKE	-	4,318,534	26,942		4,345,476	4,345,476	1,254,959	3,090,517		1996(A)
CINNAMINSON	652,123	2,608,491	2,899,696	652,123	5,508,187	6,160,310	1,558,817	4,601,493		1996(A)
DEBTFORD PLAZA	930,785	4,384,110	(0)	930,785	4,384,110	5,314,895	20,590	5,294,305		2007(A)
HILLSBOROUGH	11,886,809	-	(6,880,755)	5,006,054	-	5,006,054	-	5,006,054		2001(C)
HOLMDEL TOWNE CENTER	10,824,624	43,301,494	2,647,505	10,824,624	45,948,999	56,773,622	5,699,386	51,074,237		2002(A)
HOLMDEL COMMONS	16,537,556	38,759,952	3,680,128	16,537,556	42,440,081	58,977,637	5,429,641	53,547,996		2004(A)
HOWELL PLAZA	311,384	1,143,159	3,278,109	311,384	4,421,268	4,732,652	32,321	4,700,331		2005(A)
KENVILLE PLAZA	385,907	1,209,864	94	385,907	1,209,958	1,595,865	59,821	1,536,044		2005(A)
STRAUSS DISCOUNT AUTO	1,225,294	91,203	1,528,656	1,228,794	1,616,358	2,845,153	182,653	2,662,500		2002(A)
NORTH BRUNSWICK	3,204,978	12,819,912	14,244,130	3,204,978	27,064,042	30,269,020	7,759,999	22,509,021		1994(A)
PISCATAWAY TOWN CENTER	3,851,839	15,410,851	419,006	3,851,839	15,829,857	19,681,696	3,849,224	15,832,472		1998(A)
RIDGEWOOD	450,000	2,106,566	991,591	450,000	3,098,157	3,548,157	902,324	2,645,833		1993(A)
SEA GIRT PLAZA	457,039	1,308,010	173,911	457,039	1,481,921	1,938,960	33,994	1,904,966		2005(A)
UNION CRESCENT	7,895,483	3,010,640	-	7,895,483	3,010,640	10,906,123	-	10,906,123		2007(A)
WESTMONT	601,655	2,404,604	9,803,117	601,655	12,207,721	12,809,376	3,192,240	9,617,135		1994(A)
WEST LONG BRANCH PLAZA	64,976	1,700,782	217,384	64,976	1,918,167	1,983,142	9,021	1,974,121		2005(A)
SYCAMORE PLAZA	1,404,443	5,613,270	258,750	1,404,443	5,872,020	7,276,463	1,541,780	5,734,683		1998(A)
PLAZA PASEO DEL-NORTE	4,653,197	18,633,584	512,766	4,653,197	19,146,349	23,799,547	4,714,789	19,084,758		1998(A)
JUAN TABO, ALBUQUERQUE	1,141,200	4,566,817	293,273	1,141,200	4,860,090	6,001,290	1,163,052	4,838,238		1998(A)
COMP USA CENTER	2,581,908	5,798,092	401,504	2,581,908	6,199,596	8,781,504	2,186,257	6,595,247	3,499,647	2006(A)
DEL MONTE PLAZA	2,489,429	5,590,415	414,612	2,489,429	6,005,027	8,494,457	502,830	7,991,627	4,615,018	2006(A)
D'ANDREA MARKETPLACE	11,556,067	29,435,364	-	11,556,067	29,435,364	40,991,432	507,119	40,484,312	16,783,162	2007(A)
KEY BANK BUILDING	1,500,000	40,486,755	-	1,500,000	40,486,755	41,986,755	2,672,693	39,314,062	31,930,212	2006(A)
BRIDGEHAMPTON	1,811,752	3,107,232	23,469,329	1,858,188	26,530,124	28,388,313	11,512,133	16,876,180		1972(C)
TWO GUYS AUTO GLASS	105,497	436,714	-	105,497	436,714	542,211	53,186	489,025		2003(A)
GENOVESE DRUG STORE	564,097	2,268,768	-	564,097	2,268,768	2,832,865	276,746	2,556,119		2003(A)
KINGS HIGHWAY	2,743,820	6,811,268	1,346,027	2,743,820	8,157,294	10,901,115	928,960	9,972,154	2,795,655	2004(A)
HOMEPORT-RALPH AVENUE	4,414,466	11,339,857	3,077,009	4,414,467	14,416,867	18,831,333	1,319,143	17,512,190	6,108,899	2004(A)
BAYRIDGE	2,569,768	6,251,197	6,172,414	2,569,768	12,423,611	14,993,378	1,077,115	13,916,264	3,950,314	2004(A)
BELLMORE	1,272,269	3,183,547	381,803	1,272,269	3,565,350	4,837,619	390,480	4,447,138	868,270	2004(A)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

STRAUSS CASTLE HILL PLAZA	310,864	725,350	241,828	310,864	967,178	1,278,042	72,156	1,205,886		2005(A)
STRAUSS UTICA AVENUE	347,633	811,144	270,431	347,633	1,081,575	1,429,208	80,691	1,348,517		2005(A)
MARKET AT BAY SHORE	12,359,621	30,707,802	579,806	12,359,621	31,287,609	43,647,229	2,866,108	40,781,121	15,170,254	2006(A)
BARNES AVE & GUN HILL ROAD	6,795,371	-	-	6,795,371	-	6,795,371	-	6,795,371		2007(A)
231 STREET	3,565,239	-	-	3,565,239	-	3,565,239	-	3,565,239		2007(A)
KING KULLEN PLAZA	5,968,082	23,243,404	992,102	5,980,130	24,223,458	30,203,588	6,426,504	23,777,084		1998(A)
KDI-CENTRAL ISLIP TOWN CENTER	13,733,950	1,266,050	(171,770)	5,088,852	9,739,378	14,828,230	-	14,828,230	9,380,000	2004(C)
PATHMARK SC	6,714,664	17,359,161	412,289	6,714,664	17,771,450	24,486,114	1,017,689	23,468,425	7,392,692	2006(A)
BIRCHWOOD PLAZA COMMACK	3,630,000	4,774,791	-	3,630,000	4,774,791	8,404,791	128,116	8,276,675		2007(A)
ELMONT	3,011,658	7,606,066	2,194,924	3,011,658	9,800,989	12,812,648	1,035,525	11,777,123	3,495,909	2004(A)
FRANKLIN SQUARE	1,078,541	2,516,581	2,631,720	1,078,541	5,148,301	6,226,842	461,341	5,765,500		2004(A)
KISSENA BOULEVARD SC	11,610,000	2,933,487	-	11,610,000	2,933,487	14,543,487	274,074	14,269,413		2007(A)
HAMPTON BAYS	1,495,105	5,979,320	490,491	1,495,105	6,469,811	7,964,916	3,492,805	4,472,111		1989(A)
HICKSVILLE	3,542,739	8,266,375	1,080,379	3,542,739	9,346,754	12,889,493	1,001,764	11,887,729		2004(A)
100 WALT WHITMAN ROAD	5,300,000	8,167,577	-	5,300,000	8,167,577	13,467,577	221,153	13,246,424		2007(A)
BP AMOCO GAS STATION	1,110,593	-	-	1,110,593	-	1,110,593	-	1,110,593		2007(A)
STRAUSS LIBERTY AVENUE	305,969	713,927	238,695	305,969	952,623	1,258,591	70,326	1,188,265		2005(A)
BIRCHWOOD PLAZA (NORTH & SOUTH)	12,368,330	33,071,495	-	12,368,330	33,071,495	45,439,825	570,761	44,869,064		2007(A)
501 NORTH BROADWAY	-	1,175,543	-		1,175,543	1,175,543	19,235	1,156,308		2007(A)
MERRYLANE (P/L)	1,485,531	1,749	0	1,485,531	1,749	1,487,280	15	1,487,265		2007(A)
DOUGLASTON SHOPPING CENTER	3,277,254	13,161,218	145,677	3,277,253	13,306,895	16,584,148	1,609,845	14,974,303		2003(A)
STRAUSS MERRICK BLVD	450,582	1,051,359	351,513	450,582	1,402,872	1,853,454	104,662	1,748,792		2005(A)
MANHASSET VENTURE LLC	4,567,003	19,165,808	25,755,087	4,421,939	45,065,959	49,487,898	8,776,077	40,711,821		1999(A)
MASPETH QUEENS-DUANE READE	1,872,013	4,827,940	931,187	1,872,013	5,759,126	7,631,139	575,149	7,055,990	2,777,571	2004(A)
MASSAPEQUA	1,880,816	4,388,549	959,261	1,880,816	5,347,810	7,228,626	627,389	6,601,237		2004(A)
STRAUSS EAST 14TH STREET	1,455,653	3,396,523	1,129,302	1,455,653	4,525,825	5,981,478	333,941	5,647,537		2005(A)
BIRCHWOOD PARK DRIVE (LAND LOT)	3,507,162	4,126	0	3,507,162	4,126	3,511,289	34	3,511,254		2007(A)
367-369 BLEEKER STREET	1,425,000	4,958,097	(3,872,769)	506,164	2,004,164	2,510,328	111,519	2,398,809		2004(A)
92 PERRY STREET	2,106,250	6,318,750	(2,131,509)	1,097,200	5,196,291	6,293,491	289,406	6,004,085		2005(A)
82 CHRISTOPHER STREET	972,813	2,974,676	259,166	925,000	3,281,654	4,206,654	178,934	4,027,720	3,049,816	2005(A)
387 BLEEKER STREET	925,000	3,056,933	0	925,000	3,056,933	3,981,933	146,484	3,835,450	2,960,000	2006(A)
19 GREENWICH STREET	1,262,500	3,930,801	121,754	1,262,500	4,052,555	5,315,055	135,172	5,179,883	4,038,855	2006(A)
PREF. EQUITY 100 VANDAM	5,125,000	16,143,321	145,288	6,384,561	15,029,049	21,413,610	497,260	20,916,349	16,400,000	2006(A)
PREF. EQUITY-30 WEST 21ST STREET	6,250,000	21,974,274	-	6,250,000	21,974,274	28,224,274	-	28,224,274	19,199,579	2007(A)
MINEOLA SC	4,150,000	7,520,692	-	4,150,000	7,520,692	11,670,692	205,259	11,465,433		2007(A)
4452 BROADWAY	12,412,724	-	-	12,412,724	-	12,412,724	-	12,412,724		2007(A)
AMERICAN MUFFLER SHOP	76,056	325,567	-	76,056	325,567	401,624	39,582	362,042		2003(A)
PLAINVIEW	263,693	584,031	9,737,514	263,693	10,321,545	10,585,238	4,089,037	6,496,200		1969(C)
POUGHKEEPSIE	876,548	4,695,659	12,637,100	876,548	17,332,759	18,209,307	6,929,012	11,280,296		1972(C)
STRAUSS JAMAICA AVENUE	1,109,714	2,589,333	596,178	1,109,714	3,185,511	4,295,225	235,096	4,060,129		2005(A)
SYOSSET, NY	106,655	76,197	1,503,476	106,655	1,579,673	1,686,328	786,464	899,864		1990(C)
STATEN ISLAND	2,280,000	9,027,951	5,166,389	2,280,000	14,194,340	16,474,340	7,058,656	9,415,683		1989(A)
STATEN ISLAND	2,940,000	11,811,964	1,044,562	3,148,424	12,648,101	15,796,526	3,212,197	12,584,329	214,251	1997(A)
STATEN ISLAND PLAZA	5,600,744	6,788,460	452,440	5,600,744	7,240,900	12,841,644	63,076	12,778,568		2005(A)
HYLAN PLAZA	28,723,536	38,232,267	33,443,707	28,723,536	71,675,975	100,399,510	8,726,195	91,673,316		2006(A)
STOP N SHOP STATEN ISLAND	4,558,592	10,441,408	155,848	4,558,592	10,597,256	15,155,848	1,499,317	13,656,531		2005(A)
WEST GATES	1,784,718	9,721,970	(1,936,030)	1,784,718	7,785,940	9,570,658	4,128,016	5,442,642		1993(A)
WHITE PLAINS	1,777,775	4,453,894	2,008,106	1,777,775	6,462,000	8,239,774	808,953	7,430,822	3,515,132	2004(A)
YONKERS	871,977	3,487,909	-	871,977	3,487,909	4,359,886	1,310,301	3,049,585		1998(A)
STRAUSS ROMAINE AVENUE	782,459	1,825,737	610,420	782,459	2,436,158	3,218,616	181,751	3,036,866		2005(A)
AKRON WATERLOO	437,277	1,912,222	4,131,997	437,277	6,044,219	6,481,496	2,543,877	3,937,618		1975(C)
WEST MARKET ST.	560,255	3,909,430	379,484	560,255	4,288,914	4,849,169	2,422,916	2,426,253		1999(A)
BARBERTON	505,590	1,948,135	3,326,621	505,590	5,274,756	5,780,346	2,582,667	3,197,679		1972(C)
BRUNSWICK	771,765	6,058,560	2,090,329	771,765	8,148,889	8,920,654	5,822,765	3,097,890		1975(C)
BEAVERCREEK	635,228	3,024,722	3,038,568	635,228	6,063,290	6,698,518	4,177,867	2,520,651		1986(A)
CANTON	792,985	1,459,031	4,695,392	792,985	6,154,423	6,947,408	4,078,203	2,869,205		1972(C)
CAMBRIDGE	-	1,848,195	983,853	473,060	2,358,988	2,832,048	2,012,367	819,681		1973(C)
MORSE RD.	835,386	2,097,600	2,755,844	835,386	4,853,445	5,688,830	2,692,701	2,996,129		1988(A)
HAMILTON RD.	856,178	2,195,520	3,844,830	856,178	6,040,351	6,896,528	3,191,597	3,704,932		1988(A)
OLENTANGY RIVER RD.	764,517	1,833,600	2,340,830	764,517	4,174,430	4,938,947	2,765,134	2,173,813		1988(A)
W. BROAD ST.	982,464	3,929,856	3,177,920	969,804	7,120,436	8,090,240	3,702,975	4,387,266		1988(A)
RIDGE ROAD	1,285,213	4,712,358	10,599,832	1,285,213	15,312,190	16,597,403	4,221,783	12,375,620		1992(A)
GLENWAY AVE	530,243	3,788,189	527,010	530,243	4,315,198	4,845,441	2,532,434	2,313,007		1999(A)
SPRINGDALE	3,205,653	14,619,732	4,814,341	3,205,653	19,434,073	22,639,726	8,965,719	13,674,007		1992(A)
GLENWAY CROSSING	699,359	3,112,047	1,232,339	699,359	4,344,386	5,043,745	718,376	4,325,369		2000(A)
HIGHLAND RIDGE PLAZA	1,540,000	6,178,398	141,991	1,540,000	6,320,389	7,860,389	1,306,833	6,553,556		1999(A)
HIGHLAND PLAZA	702,074	667,463	76,380	702,074	743,843	1,445,917	21,136	1,424,781		2005(A)
MONTGOMERY PLAZA	530,893	1,302,656	1,156,315	530,893	2,458,971	2,989,864	37,625	2,952,240		2005(A)
SHILOH SPRING RD.	-	1,735,836	3,283,247	1,105,183	3,913,901	5,019,083	2,573,513	2,445,570		1969(C)
OAKCREEK	1,245,870	4,339,637	3,965,637	1,245,871	8,305,273	9,551,144	5,148,030	4,403,113		1984(A)
SALEM AVE.	665,314	347,818	5,443,143	665,314	5,790,961	6,456,275	2,899,152	3,557,123		1988(A)
KETTERING	1,190,496	4,761,984	681,243	1,190,496	5,443,227	6,633,723	3,135,113	3,498,610		1988(A)
KENT, OH	6,254	3,028,914	-	6,254	3,028,914	3,035,168	1,479,908	1,555,260		1999(A)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

KENT	2,261,530	-	0	2,261,530	-	2,261,530	-	2,261,530		1995(A)
MENTOR	503,981	2,455,926	2,258,691	371,295	4,847,303	5,218,598	2,324,413	2,894,185		1987(A)
MIDDLEBURG HEIGHTS	639,542	3,783,096	29,683	639,542	3,812,779	4,452,321	2,139,842	2,312,479		1999(A)
MENTOR ERIE COMMONS.	2,234,474	9,648,000	5,305,316	2,234,474	14,953,316	17,187,790	6,624,657	10,563,133		1988(A)
MALLWOODS CENTER	294,232	-	1,184,543	294,232	1,184,543	1,478,775	157,195	1,321,580		1999(C)
NORTH OLMSTED	626,818	3,712,045	35,000	626,818	3,747,045	4,373,862	2,057,245	2,316,617		1999(A)
ORANGE OHIO	3,783,875	-	(2,449,086)	921,704	413,085	1,334,789	-	1,334,789		2001(C)
UPPER ARLINGTON	504,256	2,198,476	8,944,129	1,255,544	10,391,317	11,646,861	6,438,878	5,207,983		1969(C)
WICKLIFFE	610,991	2,471,965	1,405,293	610,991	3,877,258	4,488,249	1,171,702	3,316,547		1995(A)
CHARDON ROAD	481,167	5,947,751	2,154,396	481,167	8,102,146	8,583,314	3,348,540	5,234,774		1999(A)
WESTERVILLE	1,050,431	4,201,616	8,085,028	1,050,431	12,286,644	13,337,075	5,194,819	8,142,256		1988(A)
EDMOND	477,036	3,591,493	8,900	477,036	3,600,393	4,077,429	911,628	3,165,802		1997(A)
CENTENNIAL PLAZA	4,650,634	18,604,307	1,230,555	4,650,634	19,834,862	24,485,496	5,078,854	19,406,643		1998(A)
KDI-MCMINNVILLE	4,062,327	-	106,699	4,062,327	106,699	4,169,026	-	4,169,026		2006(C)
ALLEGHENY	-	30,061,177	59,094		30,120,271	30,120,271	2,662,524	27,457,747		2004(A)
SUBURBAN SQUARE	70,679,871	166,351,381	-	70,679,871	166,351,381	237,031,252	4,595,734	232,435,518	117,000,000	2007(A)
CHIPPEWA	2,881,525	11,526,101	153,289	2,881,525	11,679,391	14,560,916	2,382,074	12,178,842	9,542,228	2000(A)
BROOKHAVEN PLAZA	254,694	973,318	128,835	254,694	1,102,152	1,356,847	21,217	1,335,630		2005(A)
CARNEGIE	-	3,298,908	17,747		3,316,655	3,316,655	680,340	2,636,316		1999(A)
CENTER SQUARE	731,888	2,927,551	1,236,799	731,888	4,164,351	4,896,238	1,292,196	3,604,043		1996(A)
WAYNE PLAZA	6,036,818	15,373,763	-	6,036,818	15,373,763	21,410,581	30,911	21,379,670	14,288,894	2007(A)
CHAMBERSBURG CROSSING	9,090,288	-	25,035,574	9,090,288	25,035,574	34,125,863	-	34,125,863		2006(C)
EAST STROUDSBURG	1,050,000	2,372,628	1,243,804	1,050,000	3,616,432	4,666,432	2,810,817	1,855,615		1973(C)
EXTON	176,666	4,895,360	-	176,666	4,895,360	5,072,026	1,004,177	4,067,850		1999(A)
EXTON	731,888	2,927,551	0	731,888	2,927,551	3,659,439	850,742	2,808,697		1996(A)
EASTWICK	889,001	2,762,888	3,074,728	889,001	5,837,616	6,726,617	1,522,603	5,204,015	4,319,275	1997(A)
EXTON PLAZA	294,378	1,404,778	1,098,708	294,378	2,503,485	2,797,864	24,081	2,773,782		2005(A)
FEASTERVILLE	520,521	2,082,083	180,786	520,521	2,262,869	2,783,390	603,487	2,179,903		1996(A)
GETTYSBURG	74,626	671,630	101,519	74,626	773,149	847,775	746,036	101,738		1986(A)
HARRISBURG, PA	452,888	6,665,238	3,955,034	452,888	10,620,272	11,073,160	5,376,209	5,696,951		2002(A)
HAMBURG	439,232	-	2,023,428	494,982	1,967,677	2,462,660	290,559	2,172,101	2,410,388	2000(C)
HAVERTOWN	731,888	2,927,551	0	731,888	2,927,551	3,659,439	850,742	2,808,697		1996(A)
NORRISTOWN	686,134	2,664,535	3,355,299	774,084	5,931,884	6,705,968	3,717,759	2,988,209		1984(A)
NEW KENSINGTON	521,945	2,548,322	676,040	521,945	3,224,362	3,746,307	2,823,486	922,821		1986(A)
PHILADELPHIA	731,888	2,927,551	0	731,888	2,927,551	3,659,439	850,742	2,808,697		1996(A)
GALLERY, PHILADELPHIA PA	-	-	2,464,780		2,464,780	2,464,780	10,231	2,454,549		1996(A)
PHILADELPHIA PLAZA	209,197	1,373,843	219,383	209,197	1,593,226	1,802,423	49,680	1,752,742		2005(A)
STRAUSS WASHINGTON AVENUE	424,659	990,872	468,821	424,659	1,459,693	1,884,352	108,960	1,775,392		2005(A)
35 NORTH 3RD LLC	451,789	3,089,294	-	451,789	3,089,294	3,541,083	73	3,541,010		2007(A)
1628 WALNUT STREET	912,686	2,747,260	-	912,686	2,747,260	3,659,946	-	3,659,946		2007(A)
1701 WALNUT STREET	3,066,099	9,558,521	-	3,066,099	9,558,521	12,624,620	-	12,624,620		2007(A)
120-122 MARKET STREET	752,309	2,707,474	-	752,309	2,707,474	3,459,783	-	3,459,783		2007(A)
242-244 MARKET STREET	704,263	2,117,182	-	704,263	2,117,182	2,821,445	-	2,821,445		2007(A)
1401 WALNUT ST LOWER ESTATE	2,709,288	50,921,269	-	2,709,288	50,921,269	53,630,557	413,377	53,217,179		2007(A)
1831-33 CHESTNUT STREET	1,982,143	5,982,231	-	1,982,143	5,982,231	7,964,374	-	7,964,374		2007(A)
RICHBORO	788,761	3,155,044	11,831,096	976,439	14,798,461	15,774,901	6,976,831	8,798,070		1986(A)
SPRINGFIELD	919,998	4,981,589	1,687,914	920,000	6,669,501	7,589,501	4,895,752	2,693,749		1983(A)
UPPER DARBY	231,821	927,286	5,070,766	231,821	5,998,052	6,229,873	1,505,956	4,723,917	3,393,715	1996(A)
WEST MIFFLIN	1,468,341	-	1	1,468,342	-	1,468,342	-	1,468,342		1986(A)
WHITEHALL	-	5,195,577	0		5,195,577	5,195,577	1,509,827	3,685,751		1996(A)
E. PROSPECT ST.	604,826	2,755,314	427,188	604,826	3,182,502	3,787,328	2,887,495	899,833		1986(A)
W. MARKET ST.	188,562	1,158,307	0	188,562	1,158,307	1,346,869	1,158,307	188,562		1986(A)
REXVILLE TOWN CENTER	24,872,982	48,688,161	6,018,321	25,678,064	53,901,400	79,579,464	3,688,668	75,890,796	41,981,198	2006(A)
PLAZA CENTRO - COSTCO	3,627,973	10,752,213	1,562,235	3,866,206	12,076,214	15,942,420	1,831,247	14,111,173		2006(A)
PLAZA CENTRO - MALL	19,873,263	58,719,179	6,196,564	19,655,368	65,133,637	84,789,005	9,882,875	74,906,130		2006(A)
PLAZA CENTRO - RETAIL	5,935,566	16,509,748	2,096,753	6,026,070	18,515,997	24,542,067	2,809,261	21,732,806		2006(A)
PLAZA CENTRO - SAM'S CLUB	6,643,224	20,224,758	2,372,321	6,520,090	22,720,213	29,240,303	5,114,493	24,125,810		2006(A)
LOS COLOBOS - BUILDERS SQUARE	4,404,593	9,627,903	1,443,721	4,461,145	11,015,073	15,476,218	1,561,916	13,914,301		2006(A)
LOS COLOBOS - KMART	4,594,944	10,120,147	767,917	4,402,338	11,080,670	15,483,008	1,630,195	13,852,812		2006(A)
LOS COLOBOS I	12,890,882	26,046,669	3,262,438	13,613,375	28,586,614	42,199,990	4,042,323	38,157,666		2006(A)
LOS COLOBOS II	14,893,698	30,680,556	3,290,802	15,142,301	33,722,756	48,865,057	4,786,348	44,078,709		2006(A)
WESTERN PLAZA - MAYAQUEZ ONE	10,857,773	12,252,522	1,190,961	11,241,993	13,059,264	24,301,257	1,520,496	22,780,760		2006(A)
WESTERN PLAZA - MAYAGUEZ TWO	16,874,345	19,911,045	1,268,584	16,872,647	21,181,327	38,053,975	2,853,010	35,200,964	18,282,334	2006(A)
MANATI VILLA MARIA SC	2,781,447	5,673,119	445,477	2,626,895	6,273,147	8,900,042	1,942,634	6,957,409	5,036,244	2006(A)
PONCE TOWN CENTER	14,432,778	28,448,754	3,771,196	15,151,981	31,500,747	46,652,729	1,762,174	44,890,555	24,481,039	2006(A)
TRUJILLO ALTO PLAZA	12,053,673	24,445,858	3,016,008	12,507,048	27,008,492	39,515,540	3,738,353	35,777,187	14,518,562	2006(A)
MARSHALL PLAZA, CRANSTON RI	1,886,600	7,575,302	1,150,982	1,886,600	8,726,284	10,612,884	2,223,515	8,389,369		1998(A)
CHARLESTON	730,164	3,132,092	5,484,188	730,164	8,616,280	9,346,444	3,526,251	5,820,193		1978(C)
CHARLESTON	1,744,430	6,986,094	4,058,531	1,744,430	11,044,625	12,789,055	3,097,449	9,691,606		1995(A)
FLORENCE	1,465,661	6,011,013	124,756	1,465,661	6,135,769	7,601,430	1,618,832	5,982,598		1997(A)
GREENVILLE	2,209,812	8,850,864	2,829,140	2,209,811	11,680,005	13,889,816	2,566,632	11,323,184		1997(A)
NORTH CHARLESTON	744,093	2,974,990	146,365	744,093	3,121,355	3,865,447	590,903	3,274,544	1,709,996	2000(A)
N. CHARLESTON	2,965,748	11,895,294	1,229,638	2,965,748	13,124,931	16,090,680	3,136,940	12,953,740		1997(A)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

KDI-HARPETH VILLAGE SC	4,119,997	-	8,926,435	2,920,692	10,125,739	13,046,432	-	13,046,432	11,974,591	2006(C)
MADISON	-	4,133,904	2,758,407		6,892,311	6,892,311	4,790,383	2,101,928		1978(C)
HICKORY RIDGE COMMONS	596,347	2,545,033	21,750	596,347	2,566,783	3,163,130	490,506	2,672,624		2000(A)
TROLLEY STATION	3,303,682	13,218,740	61,300	3,303,682	13,280,040	16,583,722	3,140,519	13,443,203	9,767,454	1998(A)
RIVERGATE STATION	7,135,070	19,091,078	1,995,066	7,135,070	21,086,144	28,221,214	4,124,616	24,096,598	15,242,004	2004(A)
MARKET PLACE AT RIVERGATE	2,574,635	10,339,449	1,103,917	2,574,635	11,443,366	14,018,001	2,721,153	11,296,848		1998(A)
RIVERGATE, TN	3,038,561	12,157,408	3,045,869	3,038,561	15,203,277	18,241,838	3,350,266	14,891,572		1998(A)
CENTER OF THE HILLS, TX	2,923,585	11,706,145	643,559	2,923,585	12,349,704	15,273,289	2,997,039	12,276,250		1998(A)
ARLINGTON	3,160,203	2,285,377	1	3,160,203	2,285,378	5,445,582	594,954	4,850,628		1997(A)
DOWLEN CENTER	2,244,581	-	(1,041,611)	484,828	718,142	1,202,970	-	1,202,970		2002(C)
BURLESON	9,974,390	810,314	(9,426,038)	1,373,692	(15,026)	1,358,666	-	1,358,666		2000(C)
BAYTOWN	500,422	2,431,651	437,341	500,422	2,868,992	3,369,414	762,582	2,606,833		1996(A)
LAS TIENDAS PLAZA	8,678,107	-	23,626,353	7,943,925	24,360,535	32,304,460	-	32,304,460		2005(C)
CORPUS CHRISTI, TX	-	944,562	3,208,000		4,152,562	4,152,562	680,874	3,471,688		1997(A)
DALLAS	1,299,632	5,168,727	7,434,369	1,299,632	12,603,096	13,902,728	9,283,360	4,619,368		1969(C)
MONTGOMERY PLAZA	6,203,205	-	44,466,582	6,203,205	44,466,582	50,669,787	-	50,669,787	37,097,058	2003(C)
PRESTON LEBANON CROSSING	13,552,180	-	12,954,122	13,552,180	12,954,122	26,506,302	-	26,506,302		2006(C)
KDI-LAKE PRAIRIE TOWN CROSSING	7,897,491	-	22,366,915	7,722,108	22,542,298	30,264,406	-	30,264,406	26,077,888	2006(C)
CENTER AT BAYBROOK	6,941,017	27,727,491	3,965,605	7,063,186	31,570,926	38,634,113	6,969,656	31,664,456		1998(A)
HARRIS COUNTY	1,843,000	7,372,420	1,031,027	2,003,260	8,243,187	10,246,447	2,136,824	8,109,623		1997(A)
SHARPSTOWN COURT	1,560,010	6,245,807	356,379	1,560,010	6,602,186	8,162,196	1,460,083	6,702,113	5,467,177	1999(A)
CYPRESS TOWNE CENTER	6,033,932	-	(3,495,388)	1,405,968	1,132,576	2,538,544	-	2,538,544		2003(C)
SHOPS AT VISTA RIDGE	3,257,199	13,029,416	163,901	3,257,199	13,193,316	16,450,516	3,272,135	13,178,381	16,724,665	1998(A)
VISTA RIDGE PLAZA	2,926,495	11,716,483	1,959,391	2,926,495	13,675,874	16,602,369	3,240,990	13,361,379		1998(A)
VISTA RIDGE PHASE II	2,276,575	9,106,300	92,406	2,276,575	9,198,706	11,475,281	2,153,891	9,321,390		1998(A)
SOUTH PLAINES PLAZA, TX	1,890,000	7,555,099	0	1,890,000	7,555,099	9,445,099	1,934,863	7,510,237		1998(A)
MESQUITE	520,340	2,081,356	752,043	520,340	2,833,400	3,353,739	902,110	2,451,629		1995(A)
MESQUITE TOWN CENTER	3,757,324	15,061,644	1,675,675	3,757,324	16,737,319	20,494,643	4,080,375	16,414,267		1998(A)
NEW BRAUNSFELS	840,000	3,360,000	-	840,000	3,360,000	4,200,000	388,440	3,811,560		2003(A)
KDI-HARMON TOWNE CROSSING	7,815,750	187,300	0	7,815,750	187,300	8,003,050	-	8,003,050	4,944,702	2007(C)
FORUM AT OLYMPIA PARKWAY-DEV	668,781	-	(638,592)		30,189	30,189	-	30,189		1999(C)
PARKER PLAZA	7,846,946	-	0	7,846,946	-	7,846,946	-	7,846,946		2005(C)
PLANO	500,414	2,830,835	0	500,414	2,830,835	3,331,249	811,048	2,520,201		1996(A)
SOUTHLAKE OAKS	3,011,260	7,669,686	-	3,011,260	7,669,686	10,680,946	618,411	10,062,535	6,409,971	2007(A)
WEST OAKS	500,422	2,001,687	26,291	500,422	2,027,978	2,528,400	614,436	1,913,964		1996(A)
MARKET STREET AT WOODLANDS	10,920,168	-	(10,847,110)	-	73,058	73,058	-	73,058		2002(C)
OGDEN	213,818	855,275	4,279,007	850,699	4,497,401	5,348,100	1,528,395	3,819,705		1967(C)
COLONIAL HEIGHTS	125,376	3,476,073	32,420	125,376	3,508,493	3,633,869	722,336	2,911,533		1999(A)
OLD TOWN VILLAGE	4,500,000	41,569,735	-	4,500,000	41,569,735	46,069,735	-	46,069,735	16,467,827	2007(A)
MANASSAS	1,788,750	7,162,661	314,489	1,788,750	7,477,150	9,265,900	1,976,274	7,289,625		1997(A)
RICHMOND	82,544	2,289,288	280,600	82,544	2,569,889	2,652,432	372,197	2,280,235		1999(A)
RICHMOND	670,500	2,751,375	(0)	670,500	2,751,375	3,421,875	888,553	2,533,322		1995(A)
VALLEY VIEW SHOPPING CENTER	3,440,018	8,054,004	733,871	3,440,018	8,787,875	12,227,893	904,775	11,323,118		2004(A)
MANCHESTER SHOPPING CENTER	2,722,461	6,403,866	577,098	2,722,461	6,980,964	9,703,425	1,306,101	8,397,324		2004(A)
AUBURN NORTH	7,785,841	18,157,625	-	7,785,841	18,157,625	25,943,467	728,729	25,214,737		2007(A)
CHARLES TOWN	602,000	3,725,871	10,943,677	602,000	14,669,548	15,271,548	6,900,083	8,371,465		1985(A)
RIVERWALK PLAZA	2,708,290	10,841,674	148,349	2,708,290	10,990,023	13,698,313	2,506,794	11,191,519		1999(A)
BLUE RIDGE	12,346,900	71,529,796	2,345,014	16,906,894	69,314,816	86,221,710	10,902,671	75,319,039	17,380,793	2005(A)
MEXICO-APODACA LAND FUND	5,280,441	-	-	5,280,441	-	5,280,441	-	5,280,441		2007(A)
MEXICO-GIGANTE ACQ	7,568,417	19,878,026	-	7,568,417	19,878,026	27,446,443	623,979	26,822,464		2007(A)
MEXICO-LINDAVISTA	19,352,453	-	19,586,988	19,554,673	19,384,768	38,939,441	-	38,939,441		2006(C)
MEXICO-MAZATLAN MEXICO LAND	12,564,535	-	-	12,564,535	-	12,564,535	-	12,564,535		2007(A)
MEXICO-MOTOROLA	47,272,528	-	23,961,758	47,877,602	23,356,684	71,234,286	-	71,234,286		2006(C)
MEXICO-NON ADM GRAND PLZ CANCUN	13,976,402	35,593,236	-	13,976,402	35,593,236	49,569,638	-	49,569,638		2007(A)
MEXICO-NON ADM LAGO REAL	11,336,743	-	-	11,336,743	-	11,336,743	-	11,336,743		2007(A)
MEXICO-NON ADM LOS CABOS	10,873,070	1,257,517	-	10,873,070	1,257,517	12,130,587	-	12,130,587		2007(A)
MEXICO-NUEVO LAREDO	10,627,540	-	9,302,852	10,867,858	9,062,534	19,930,392	-	19,930,392		2006(C)
MEXICO-PACHUCA WAL-MART	3,621,985	-	6,637,065	3,843,454	6,415,596	10,259,050	567,052	9,691,998		2005(C)
MEXICO-PLAZA CENTENARIO	3,388,861	-	-	3,388,861	-	3,388,861	-	3,388,861		2007(A)
MEXICO-PLAZA SAN JUAN	9,631,035	-	1,244,358	9,664,208	1,211,185	10,875,393	-	10,875,393		2006(C)
MEXICO-PLAZA SORIANA	2,639,975	346,945	-	2,639,975	346,945	2,986,920	-	2,986,920		2007(A)
MEXICO-SALTILLO II	11,150,023	-	18,438,702	11,299,388	18,289,337	29,588,725	1,038,962	28,549,763		2005(C)
MEXICO-SAN PEDRO	3,309,654	13,238,616	(923,452)	4,179,622	11,445,196	15,624,818	349,355	15,275,463		2006(A)
MEXICO-TAPACHULA	13,716,428	-	-	13,716,428	-	13,716,428	-	13,716,428		2007(A)
MEXICO-WALDO ACQ	8,929,278	16,888,627	-	8,929,278	16,888,627	25,817,905	525,015	25,292,890		2007(A)
BALANCE OF PORTFOLIO	133,248,688	4,492,127	60,828,807	136,179,328	62,390,294	198,569,623	20,403,814	178,165,809	-
				$ 1,838,959,724	$ 5,486,075,096	$ 7,325,034,820	$ 977,443,829	$ 6,347,590,991	$ 1,084,649,964

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

Buildings and building improvements

15 to 50 years

Fixtures, leasehold and tenant improvements

Terms of leases or useful lives, whichever is shorter

(including certain identified intangible assets)

The aggregate cost for Federal income tax purposes was approximately $ 6.6 billion at December 31, 2007.

The changes in total real estate assets for the years ended December 31, 2007, 2006 and 2005, are as follows:

	2007	2006	2005
Balance, beginning of period	$ 6,001,319,025	$ 4,560,405,547	$ 4,092,222,479
Acquisitions	1,113,409,534	2,719,840,791	490,125,913
Improvements	497,102,382	505,353,494	410,280,045
Transfers from (to) unconsolidated joint ventures	67,572,307	(1,358,078,215)	(103,573,817)
Sales	(312,051,273)	(421,493,264)	(299,944,373)
Assets held for sale	(33,817,156)	(4,709,328)	(28,704,700)
Adjustment of property carrying values	(8,500,000)	-	-
Balance, end of period	$ 7,325,034,819	$ 6,001,319,025	$ 4,560,405,547

The changes in accumulated depreciation for the years ended December 31, 2007, 2006, 2005, and 2004 are as follows:

	2007	2006	2005
Balance, beginning of period	$ 806,670,237	$ 740,127,307	$ 634,641,781
Depreciation for year	171,109,963	138,279,032	98,591,658
Transfers from (to) unconsolidated joint ventures	8,358,844	(331,447)	27,812,350
Sales	(7,474,603)	(69,627,527)	(19,903,904)
Assets held for sale	(1,220,612)	(1,777,128)	(1,014,578)
Balance, end of period	$ 977,443,829	$ 806,670,237	$ 740,127,307

KIMCO REALTY CORPORATION AND SUBSIDIARIES

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2007

(in thousands)

Type of Loan/Borrower	Description	Location (3)	Interest Accrual Rates	Interest Payment Rates	Final Maturity Date	Periodic Payment Terms (1)	Prior Liens	Face Amount of Mortgages or Maximum Available Credit (3)	Carrying Amount of Mortgages (3)(4)

Mortgage Loans:

Borrower A	Retail	Palm Beach, FL	8.00%	8.00%	4/28/2013	I	-	$ 14,500	$ 16,162
Borrower B	Retail	Miami, FL	7.57%	7.57%	6/1/2019	I	-	6,509	4,687
Borrower C	Retail	Acapulco, Mexico	11.75%	11.75%	11/1/2015	I	-	5,723	4,855
Borrower D	Retail	Guadalajara, Mexico	12.00%	12.00%	9/1/2016	I	-	5,307	5,254
Borrower E	Retail	Acapulco, Mexico	10.00%	10.00%	12/1/2016	I	-	9,900	7,654
Borrower F	Retail	Arboledas, Mexico	8.10%	8.10%	12/31/2012	I	-	13,000	13,022
Borrower G	Retail/Office	Guadalajara, Mexico	11.00%	11.00%	2/6/2008 & 2/9/17 (2)	I	-	8,026	7,954
Borrower H	Retail	Toronto, Canada	8.50%	8.5%	10/1/2008	I	-	7,590	5,938
Borrower I	Retail Development	Ontario, Canada	8.50%	8.50%	4/13/2008	I	-	16,906	16,906
Individually < 3%								35,944	29,437
								141,405	120,869
Lines of Credit:
Borrower J	Hospital	New York, NY	Libor + 3.25% or Prime +1.75%	Libor + 3.25% or Prime +1.75%	10/19/2012	I	-	18,000	9,000
Borrower K	Medical Center	Bayonne, NJ	Libor + 4%	Libor + 4%	4/17/2009	I	-	30,000	14,737
Borrower L	Retail	Syracuse, NY	Prime +5.5%	Prime +5.5%	4/12/2008	I	-	27,650	12,575
Individually < 3%							-	3,400	2,400
								61,050	29,712
Other:
Individually < 3%							-	5,000	2,417

Capitalized loan costs							-	-	849

Total								$ 207,455	$ 153,847

(1)  I = interest only

(2)  This loan has two traunches maturing in February 2008 and February 2017, respectively

(3)  The instruments actual cash flows are denominated in U.S. dollars, Canadian dollars and Mexican pesos as indicated by the geographic location above

(4)  The aggregate cost for Federal income tax purposes is $153,847.

For a reconciliation of mortgage and other financing receivables from January 1, 2005 to December 31, 2007 see Note 9 of the Notes to Consolidated Financial Statements included in this annual report of Form 10-K.