Form 10-Q
period 2008-03-31
KIMCO REALTY CORP
filed 2008-05-08
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

 [X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes   X

No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12-b of the Exchange Act.

Large Accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ___

No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

253,706,556 shares outstanding as of April 30, 2008.

PART I

FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Financial Statements -

Condensed Consolidated Balance Sheets as of March 31, 2008 and

December 31, 2007.

  3

Condensed Consolidated Statements of Income for the Three Months

Ended March 31, 2008 and 2007.

  4

Condensed Consolidated Statements of Comprehensive Income for

the Three Months Ended March 31, 2008 and 2007.

  5

Condensed Consolidated Statements of Cash Flows for the Three

Months Ended March 31, 2008 and 2007.

  6

Notes to Condensed Consolidated Financial Statements

  7

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

19

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

26

Item 4.

Controls and Procedures

28

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

29

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

29

Item 3.

Defaults Upon Senior Securities

29

Item 4.

Submission of Matters to a Vote of Security Holders

29

Item 5.

Other Information

29

Item 6.

Exhibits

29

KIMCO REALTY CORPORATION AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

 (in thousands, except share information)

	March 31,	December 31,
	2008	2007
Assets:
Operating real estate, net of accumulated depreciation
of $1,015,168 and $977,444, respectively	$ 5,240,900	$ 5,203,185
Investments and advances in real estate joint ventures	1,234,685	1,246,917
Real estate under development	1,226,242	1,144,406
Other real estate investments	597,196	615,016
Mortgages and other financing receivables	149,096	153,847
Cash and cash equivalents	150,961	87,499
Marketable securities	397,495	212,988
Accounts and notes receivable	99,326	88,017
Other assets	335,692	345,941
Total assets	$ 9,431,593	$ 9,097,816

Liabilities:
Notes payable	$ 3,429,439	$ 3,131,765
Mortgages payable	847,155	838,736
Construction loans payable	262,476	245,914
Dividends payable	113,181	112,052
Other liabilities	435,093	426,616
Total liabilities	5,087,344	4,755,083
Minority interests	463,742	448,159
Commitments and contingencies

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 3,232,000 shares
Class F Preferred Stock, $1.00 par value, authorized 700,000 shares
Issued and outstanding 700,000 shares	700	700
Aggregate liquidation preference $175,000
Class G Preferred Stock, $1.00 par value, authorized 184,000 shares	184	184
Issued and outstanding 184,000 shares
Aggregate liquidation preference $460,000
Common stock, $.01 par value, authorized 750,000,000
Issued 253,943,446 and 253,350,144, respectively
Outstanding 253,396,866 and 252,803,564, respectively	2,534	2,528
Paid-in capital	3,692,493	3,677,509
Retained earnings	163,905	180,005
	3,859,816	3,860,926
Accumulated other comprehensive income	20,691	33,648
Total stockholders' equity	3,880,507	3,894,574
Total liabilities and stockholders' equity	$ 9,431,593	$ 9,097,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007

Revenues from rental property	$ 190,538	$ 157,839

Rental property expenses:
Rent	(3,211)	(2,884)
Real estate taxes	(23,551)	(18,598)
Operating and maintenance	(27,571)	(20,854)

Mortgage and other financing income	3,896	3,138
Management and other fee income	11,655	17,046
Depreciation and amortization	(48,681)	(41,571)
General and administrative expenses	(24,750)	(22,695)
Interest, dividends and other investment income	22,026	6,243
Other income/(expense), net	3,882	(3,699)
Interest expense	(53,998)	(46,099)

Income from continuing operations before income taxes, income from other real estate investments, equity in income of joint ventures, minority interests in income and gain on sale of development properties	50,235	27,866

(Provision)/benefit for income taxes	(9,410)	30,114

Income from other real estate investments	21,029	14,519
Equity in income of joint ventures, net	39,057	30,160
Minority interests in income, net	(8,642)	(4,164)
Gain on sale of development properties,
net of tax of $1,612, and $1,602, respectively	2,418	2,403

Income from continuing operations	94,687	100,898

Discontinued operations:
Income from discontinued operating properties	3,427	7,846
Minority interests in income	(871)	(126)
Gain on disposition of operating properties	661	2,794
Income from discontinued operations	3,217	10,514

Gain on sale of operating properties, net of tax	563	727

Income before extraordinary item	98,467	112,139

Extraordinary gain from joint venture resulting from purchase price
allocation, net of tax and minority interest	-	41,625

Net income	98,467	153,764

Preferred stock dividends	(11,822)	(2,909)

Net income available to common shareholders	$ 86,645	$ 150,855

Per common share:
Income from continuing operations:
-Basic	$ 0.33	$ 0.39
-Diluted	$ 0.33	$ 0.38
Net income :
-Basic	$ 0.34	$ 0.60
-Diluted	$ 0.34	$ 0.59

Weighted average shares outstanding for net income calculations:
-Basic	252,932	251,365
-Diluted	255,916	257,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

(in thousands)

	Three Months Ended March 31,

	2008	2007

Net income	$ 98,467	$ 153,764
Other comprehensive income:
Change in unrealized (loss)/gain on marketable securities	(6,719)	532
Change in unrealized loss on interest rate swaps	(170)	-
Change in unrealized gain on foreign currency hedge agreements	-	223
Change in foreign currency translation adjustment	(6,068)	(8,230)

Other comprehensive income	(12,957)	(7,475)

Comprehensive income	$ 85,510	$ 146,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flow from operating activities:
Net income	$ 98,467	$ 153,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,253	42,218
Extraordinary item	-	(41,625)
Gain on sale of development properties	(4,030)	(4,005)
Gain on sale/transfer of operating properties	(1,224)	(4,006)
Minority interests in income of partnerships, net	9,513	4,291
Equity in income of joint ventures, net	(39,057)	(30,160)
Income from other real estate investments	(20,084)	(11,267)
Distributions from joint ventures	53,709	138,158
Cash retained from excess tax benefits	(484)	(1,553)
Change in accounts and notes receivable	(7,080)	(1,335)
Change in accounts payable and accrued expenses	27,235	15,576
Change in other operating assets and liabilities	(12,518)	(63,580)
Net cash flow provided by operating activities	153,700	196,476

Cash flow from investing activities:
Acquisition of and improvements to operating real estate	(82,834)	(153,817)
Acquisition of and improvements to real estate under development	(86,466)	(193,496)
Investment in marketable securities	(232,984)	(16,651)
Proceeds from sale of marketable securities	40,942	2,274
Proceeds from transferred operating/development properties	-	12,026
Investments and advances to real estate joint ventures	(30,076)	(57,944)
Reimbursements of advances to real estate joint ventures	14,053	49,160
Other real estate investments	(24,024)	(31,494)
Reimbursements of advances to other real estate investments	32,161	18,295
Investment in mortgage loans receivable	(15,512)	(47,205)
Collection of mortgage loans receivable	19,088	4,133
Other investments	(3,080)	(826)
Reimbursements of other investments	-	51,532
Proceeds from sale of operating properties	46,941	5,310
Proceeds from sale of development properties	9,036	34,253
Net cash flow used for investing activities	(312,755)	(324,450)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(8,650)	(726)
Principal payments on rental property debt	(3,753)	(3,611)
Principal payments on construction loan financings	(603)	(13,306)
Proceeds from mortgage/construction loan financings	31,906	25,202
Borrowings under credit facilities	335,249	-
Repayment of borrowings under credit facilities	(22,886)	(938)
Financing origination costs	(1,933)	(326)
Redemption of minority interests in real estate partnerships	(2,293)	(34,356)
Dividends paid	(113,438)	(93,222)
Cash retained from excess tax benefits	484	1,553
Proceeds from issuance of stock	8,434	22,683
Net cash flow provided by (used for) financing activities	222,517	(97,047)

Change in cash and cash equivalents	63,462	(225,021)

Cash and cash equivalents, beginning of period	87,499	345,065
Cash and cash equivalents, end of period	$ 150,961	$ 120,044

Interest paid during the period (net of capitalized interest of $6,399, and $6,180, respectively)	$ 32,799	$ 25,958

Income taxes paid during the period	$ 350	$ 131

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

1.

Interim Financial Statements

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation (the “Company”), its subsidiaries, all of which are wholly-owned, and all entities in which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity, (“VIE”), in accordance with the provisions and guidance of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”) or meets certain criteria of a sole general partner or managing member as identified, in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investors Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”).  All inter-company balances and transactions have been eliminated in consolidation.  The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's 2007 Annual Report on Form 10-K.

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

Earnings Per Share -

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended March 31,
	2008	2007
Computation of Basic Earnings Per Share:

Income from continuing operations before extraordinary gain	$ 94,687	$ 100,898

Gain on sale of operating properties, net of tax	563	727

Preferred stock dividends	(11,822)	(2,909)

Income from continuing operations before extraordinary gain applicable to common shares	83,428	98,716

Income from discontinued operations	3,217	10,514

Extraordinary gain	-	41,625

Net income applicable to common shares	$ 86,645	$ 150,855

Weighted average common shares outstanding	252,932	251,365

Basic Earnings Per Share:

Income from continuing operations before extraordinary gain	$0.33	$0.39
Income from discontinued operations	0.01	0.04
Extraordinary gain	-	0.17
Net income	$0.34	$0.60

Computation of Diluted Earnings Per Share:

Income from continuing operations before extraordinary gain for diluted earnings per share (a)	$ 83,428	$ 98,716

Income from discontinued operations	3,217	10,514

Extraordinary gain	-	41,625

Net income for diluted earnings per common share	$ 86,645	$ 150,855

Weighted average common shares outstanding – basic	252,932	251,365

Effect of dilutive securities: Stock options (a)	2,984	6,057

Shares for diluted earnings per common share	255,916	257,422

Diluted Earnings Per Common Share:

Income from continuing operations before extraordinary gain	$ 0.33	$ 0.38
Income from discontinued operations	0.01	0.05
Extraordinary gain	-	0.16
Net income	$ 0.34	$ 0.59

(a)

For the three months ended March 31, 2008 and 2007, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share. Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

There were approximately 5,486,850 and 34,750 stock options that were anti-dilutive for the three month periods ended March 31, 2008 and 2007, respectively.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  During February 2008, the FASB issued two Staff Positions that (i) partially deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (ii) removed certain leasing transactions from the scope of SFAS No. 157.  The impact of partially adopting SFAS No. 157 did not have a material impact on the Company’s financial position or results of operations.  (See footnote 11 for additional disclosure).

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The impact of adopting SFAS No. 159 did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.  The Company is currently assessing the impact the adoption of SFAS No. 141(R) will have on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The objective of the guidance is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. FAS 160 is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company is currently assessing the impact the adoption of SFAS No. 160 will have on the Company’s financial position and results of operations.

In March 2008, the FASB issued FAS 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133", (“SFAS No. 161”) which amends and expands the disclosure requirements of FAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008, with early application encouraged.  SFAS No. 161 also encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company is currently assessing the impact the adoption of SFAS No. 161 will have on the Company’s financial position and results of operations.

2.

Operating Property Activities

Acquisitions -

During the three months ended March 31, 2008, the Company acquired, in separate transactions, four operating properties, comprising an aggregate 0.2 million square feet of a gross leasable area (“GLA”), for an aggregate purchase price of approximately $51.4 million including the assumption of approximately $6.4 million of non-recourse mortgage debt encumbering one of the properties.

The aggregate purchase price of these properties has been allocated to the tangible and intangible assets and liabilities of the properties at the date of acquisition, based on evaluation of information and estimates available at such date.  As final information regarding the fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation.  The allocations are finalized no later than twelve months from the acquisition date.  The total aggregate purchase price was allocated as follows (in thousands):

Land	$ 13,613
Buildings	33,552
Below Market Rents	(769)
In-Place Leases	761
Other Intangibles	318
Building Improvements	3,100
Tenant Improvements	775
$ 51,350

Dispositions -

During the three months ended March 31, 2008, the Company disposed of two operating properties and a portion of two operating properties, in separate transactions, for an aggregate sales price of approximately $44.0 million, which resulted in an aggregate gain of approximately $1.2 million.

3.

Discontinued Operations

The Company reports as discontinued operations properties held-for-sale and operating properties sold in the current period.  The results of these discontinued operations are included in a separate component of income on the Condensed Consolidated Statements of Income under the caption Discontinued operations.  This reporting has resulted in certain reclassifications of 2007 financial statement amounts.

The components of income and expense relating to discontinued operations for the three months ended March 31, 2008 and 2007 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2008 and 2007 and a full quarter of operations for those assets classified as held-for-sale as of March 31, 2008 (in thousands):

	Three Months Ended
	March 31, 2008	March 31, 2007
Discontinued Operations:
Revenues from rental property	$ 656	$ 1,751
Rental property expenses	(156)	(828)
Depreciation and amortization	(572)	(647)
Interest expense	(47)	(715)
Income from other real estate investments	3,451	12,580
Other income/(expense)	95	(4,295)

Income from discontinued operating properties	3,427	7,846

Minority interest in income	(871)	(126)

Gain on disposition of operating properties	661	2,794

Income from discontinued operations	$ 3,217	$ 10,514

During the three months ended March 31, 2008, the Company classified as held-for-sale one shopping center property comprising approximately 30,000 square feet of GLA.  The property’s book value of approximately $1.3 million, net of accumulated depreciation of approximately $9.8 million, did not exceed it’s estimated fair value.  As a result, no adjustment of property carrying value has been recorded.  The Company’s determination of the fair value for this property, aggregated approximately $8.3 million, is based upon an executed contract of sale with a third party less estimated selling costs.

4.

Ground-Up Development

The Company is engaged in ground-up development projects which consist of (i) merchant building through the Company’s wholly-owned taxable REIT subsidiaries, which develop neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) U.S. ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Mexico for long-term investment.  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of March 31, 2008, the Company had in progress a total of 61 ground-up development projects including 28 merchant building projects, nine U.S. ground-up development projects, and 24 ground-up development projects located throughout Mexico.

Merchant Building -

During the three months ended March 31, 2008, the Company acquired two land parcels, in separate transactions, for an aggregate purchase price of approximately $7.7 million.

During the three months ended March 31, 2008, the Company sold, in separate transactions, six out-parcels for aggregate proceeds of approximately $7.3 million and received approximately $2.8 million of proceeds from completed earn-out requirements on two previously sold merchant building projects.  These sales resulted in gains of approximately $2.4 million, net of income taxes of $1.6 million.

During the three months ended March 31, 2008, the Company obtained construction financing on a ground-up development project with a loan commitment amount of up to $17.6 million, of which $1.8 million was outstanding as of March 31, 2008.  As of March 31, 2008, total loan commitments on the Company’s 16 outstanding construction loans aggregated approximately $376.9 million of which approximately $262.5 million has been funded.  These loans have scheduled maturities ranging from one month to 30 months (excluding any extension options which may be available to the Company) and bear interest at rates ranging from 4.08% to 4.96% at March 31, 2008.

Long-term Investment Projects -

During the three months ended March 31, 2008, the Company acquired, through an existing consolidated joint venture, a redevelopment property in Bronx, NY, for a purchase price of approximately $5.2 million.  The property will be redeveloped into a retail center with a total estimated project cost of approximately $17.7 million.

Additionally during the three months ended March 31, 2008, the Company acquired a land parcel located in Monterrey, Mexico for a purchase price of approximately 116.5 million Mexican Pesos (“MXP”) (approximately USD $10.6 million).

5.

Kimsouth

On May 12, 2006, the Company acquired an additional 48% interest in Kimsouth Realty Inc. (“Kimsouth”) a joint venture investment in which the Company had previously held a 44.5% non-controlling interest, for approximately $22.9 million.  As a result of this transaction, the Company’s total ownership increased to 92.5% and the Company became the controlling shareholder.  The Company commenced consolidation of Kimsouth upon the closing date.  The acquisition of the additional 48% ownership interest has been accounted for as a step acquisition with the purchase price being allocated to the identified assets and liabilities of Kimsouth. As of May 12, 2006, Kimsouth consisted of five properties, all of which have been subsequently sold and/or transferred.

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

During June 2006, Kimsouth contributed approximately $51.0 million, of which $47.2 million or 92.5% was provided by the Company, to fund its 15% non-controlling interest in a newly formed joint venture with an investment group to acquire a portion of Albertson’s Inc.  To maximize investment returns, the investment group’s strategy with respect to this joint venture, includes refinancing, selling selected stores and the enhancement of operations at the remaining stores.  Kimsouth accounts for this investment under the equity method of accounting.  During 2007, this joint venture completed the disposition of certain operating stores and a refinancing of the remaining assets in the joint venture.  As a result of these transactions Kimsouth received a cash distribution of approximately $148.6 million.  Kimsouth had a remaining capital commitment obligation to fund up to an additional $15.0 million for general purposes.  This amount was included in Other liabilities in the Condensed Consolidated Balance Sheets.  During March 2008, the Albertson’s partnership agreement was amended to release the Company of its remaining capital commitment obligation, as a result the Company recognized pre-tax income of $15.0 million from cash received in excess of the Company’s investment.

During the three months ended March 31, 2007, Kimsouth’s income from the Albertson’s joint venture aggregated approximately $33.3 million, net of income tax. This amount includes (i) an operating loss of approximately $11.7 million, after income tax benefit of approximately $7.8 million and (ii) an extraordinary gain of approximately $45.0 million, after income tax expense of approximately $30.0 million, resulting from purchase price allocation adjustments as determined in accordance with FASB No. 141, Business Combinations. In accordance with Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock, the Company has classified its 15% share of the extraordinary gain, net of income taxes, as a separate component on the Company’s Condensed Consolidated Statements of Income. In addition, as a result of these transactions the Company reduced the valuation allowance that was applied against Kimsouth NOLs resulting in an income tax benefit of approximately $24.4 million during the three month period ended March 31, 2007.

At March 31, 2008, Kimsouth had deferred tax assets of approximately $14.9 million representing approximately $38.1 million of NOL’s that expire from 2021 to 2023.  The Company believes that it is more likely than not that a net deferred tax asset of approximately $11.8 million will be realized on future tax returns, primarily from the generation of future taxable income and therefore, a valuation allowance of $3.1 million has been established for a portion of these deferred tax assets.

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

Immediately following the merger, the Company commenced its joint venture agreements with Prudential Real Estate Investors (“PREI”) through three separate accounts managed by PREI.  In accordance with the joint venture agreements, all Pan Pacific assets and respective non-recourse mortgage debt and a newly obtained $1.2 billion credit facility used to fund the transaction were transferred to the separate accounts.  PREI contributed approximately $1.1 billion on behalf of institutional investors in three of its portfolios.  The Company holds a 15% non-controlling ownership interest in each of the joint ventures, collectively, KimPru. The Company accounts for its investment in KimPru under the equity method of accounting.  In addition, the Company manages the portfolios and earns acquisition fees, leasing commissions, property management fees and construction management fees.  For the three months ended March 31, 2008 and 2007, the Company earned management fees of approximately $2.8 million and $2.7 million, respectively.  The Company also earned other transaction related fees of approximately $6.0 million during the three months ended March 31, 2007.

During the three months ended March 31, 2008, KimPru sold one operating property for an aggregate sales price of approximately $11.0 million.  Proceeds from this property sale were used to repay a portion of the outstanding balance on the $1.2 billion credit facility.  As of March 31, 2008, the balance on the credit facility was $691.7 million.

As of March 31, 2008, the KimPru portfolio was comprised of 109 shopping center properties aggregating approximately 16.3 million square feet of GLA located in 5 states.

Other Real Estate Joint Ventures -

During the three months ended March 31, 2008, the Company acquired two operating properties and one land parcel through joint ventures in which the Company has non-controlling interests for an aggregate purchase price of approximately $10.7 million. The Company accounts for its investment in these joint ventures under the equity method of accounting.  The Company’s aggregate investment resulting from these transactions was approximately $7.5 million.  Details of these transactions are as follows (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt	Total

Intown Suites (2 extended stay residential properties, 299 units)	Houston, TX	Feb-08	$ 8,750	$ -	$ 8,750

American Industries (land parcel)	Chihuahua, Mexico	Feb-08	1,933	-	1,933

			$10,683	$ -	$10,683

The Company’s maximum exposure to losses associated with its Investments and advances in real estate joint ventures is primarily limited to its carrying value which was approximately $1.2 billion as of March 31, 2008.

7.

Other Real Estate Investments

Preferred Equity Capital -

The Company maintains a preferred equity program, which provides capital to developers and owners of real estate.  During the three months ended March 31, 2008, the Company provided an aggregate of approximately $16.4 million in investment capital to developers and owners of seven real estate properties.  As of March 31, 2008, the Company’s net investment under the Preferred Equity program was approximately $465.6 million relating to 231 properties.  During the three months ended March 31, 2008, the Company earned approximately $16.5 million from these investments, including $8.9 million in profit participation earned from five capital transactions.  During the three months ended March 31, 2007, the Company earned approximately $12.5 million from these investments including $3.3 million in profit participation earned from four capital transactions.

8.

Mortgages and Other Financing Receivables

During April 2007, the Company provided a $30.0 million Debtor-in-Possession (“DIP”) facility to a medical center. The DIP facility bore interest at LIBOR plus 400 basis points per annum and was collateralized by certain real estate interests of the borrower. The loan was scheduled to mature at the earlier of (i) two years or (ii) the borrower’s emergence from bankruptcy. During February 2008, the medical center was sold as part of the borrower’s exit from bankruptcy and the outstanding balance on the DIP facility of approximately $14.7 million was paid in full. As a result of this transaction the Company provided the purchaser of the medical center a loan of up to $17.5 million which bears interest at LIBOR plus 600 basis points (8.7% at March 31, 2008) and has a maturity date of February 2009, with an option to extend for one year. As of March 31, 2008, the outstanding balance on this loan was approximately $13.4 million.

9.

Marketable Securities

During February 2008, the Company acquired an aggregate $190 million Australian denominated (“AUD”) (approximately $170.1 million USD) convertible notes issued by a subsidiary of Valad Property Group (“Valad”).  Valad has guaranteed the notes.  The notes bear interest at 9.5% payable semi-annually in arrears and are repayable by Valad after five years with an option for Valad to extend up to 18 months, subject to certain interest rate and conversion price resets.  The notes are convertible anytime into publicly traded Valad securities at a price of AUD$1.33.

Valad is a publicly traded Australian company listed on the Australian stock exchange that is a diversified, property fund manager, investor, developer, and property investment banker with property investments in Australia, Europe and Asia.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the Company has bifurcated the conversion option within the Valad convertible notes and will separately account for this option as an embedded derivative.  The original host instrument is recorded at fair value and is included in Marketable securities on the Company’s Condensed Consolidated Balance Sheets with changes in the fair value recorded through Stockholders’ equity as a component of other comprehensive income.  The embedded derivative is recorded at fair value and is included in Other assets on the Company’s Condensed Consolidated Balance Sheets with changes in fair value recognized in the Company’s Condensed Consolidated Statements of Income.  The value attributed to the embedded convertible option was approximately AUD 21.9 million, (approximately USD $19.9 million).  There was no change in the fair value of the convertible option as of March 31, 2008.

During the three months ended March 31, 2008, the Company received approximately $40.9 million in proceeds from the sale of certain marketable securities.  The Company recognized gross realizable gains of approximately $14.7 million and gross realizable losses of approximately $3.3 million from its marketable securities during the three months ended March 31, 2008.

10.

Notes Payable

The Company had a three-year MXP 500.0 million unsecured revolving credit facility which bore interest at the TIIE Rate, as defined therein, plus 1.00%, subject to change in accordance with the Company’s senior debt ratings, and was scheduled to mature in May 2008.  During March 2008, the Company obtained a MXP 1.0 billion term loan, which bears interest at a fixed rate of 8.48% and is scheduled to mature in March 2013.  The Company utilized proceeds from this term loan to fully repay the outstanding balance of the MXP 500.0 million unsecured revolving credit facility, which has been terminated.  Remaining proceeds from this term loan will be used for funding MXP denominated investments.  As of March 31, 2008, the outstanding balance on this term loan was MXP 1.0 billion (approximately USD $93.5 million).

11.

Fair Value Measurements

On January 1, 2008, the Company adopted the provisions required by Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”) relating to financial assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

•

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

•

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.

•

Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is minimal, if any, related market activity.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The Company has certain financial instruments that must be measured under the new fair value standard including: available for sale securities, convertible notes and derivatives. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

Available for sale securities are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.

The Company has an investment in convertible notes for which it separately accounts for the conversion option as an embedded derivative. The convertible notes and conversion option are measured at fair value determined using widely accepted valuation techniques including pricing models. These models reflect the contractual terms of the convertible notes, including the term to maturity, and uses observable market-based inputs, including interest rate curves, implied volatilities, stock price, dividend yields and foreign exchange rates.  Based on these inputs the Company has determined that its convertible notes and conversion option valuations are classified within Level 2 of the fair value hierarchy.

The Company uses interest rate swaps to manage its interest rate risk. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  Based on these inputs the Company has determined that its interest rate swap valuations are classified within Level 2 of the fair value hierarchy.

 To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2008 (dollars in thousands):

	Balance at March 31, 2008	Level 1	Level 2	Level 3
Assets:
Marketable securities	$ 148,648	$ 148,648	$ -	$ -
Convertible notes	$ 155,463	$ -	$ 155,463	$ -
Conversion option	$ 19,935	$ -	$ 19,935	$ -

Liabilities:
Interest rate swaps	$ 869	$ -	$ 869	$ -

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2008.

12.

Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the three months ended March 31, 2008 and 2007 (in thousands):

	2008	2007
Acquisition of real estate interests through the assumption of mortgage debt	$ 6,400	$ 34,713

Proceeds held in escrow through sale of real estate interests	$ -	$ 8,144

Declaration of dividends paid in succeeding period	$113,181	$ 93,607

13.

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

The Company recognized stock options expense of $1.6 million for each of the three months ended March 31, 2008 and 2007.  As of March 31, 2008, the Company had $26.2 million of total unrecognized compensation cost related to unvested stock compensation granted under the Company’s Plan.  That cost is expected to be recognized over a weighted average period of approximately 3.8 years.

14.

Pro Forma Financial Information

As discussed in Note 2, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the three months ended March 31, 2008.  The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Income for the three months ended March 31, 2008 and 2007, adjusted to give effect to these transactions at the beginning of each year.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations.  (Amounts presented in millions, except per share figures.)

Three Months ended March 31,
	2008	2007

Revenues from rental property	$ 190.9	$ 158.6
Income before extraordinary gain	$ 94.4	$ 101.1
Net income	$ 94.4	$ 142.8

Income before extraordinary gain per common share:
Basic	$ 0.33	$ 0.39
Diluted	$ 0.33	$ 0.38
Net income per common share:
Basic	$ 0.33	$ 0.56
Diluted	$ 0.32	$ 0.54

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

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers.  As of March 31, 2008, the Company had interests in 1,948 properties, totaling approximately 183 million square feet of gross leaseable area (“GLA”) located in 45 states, Canada, Mexico, Chile and Puerto Rico.

The Company is self-administered and self-managed through present management, which has owned and managed neighborhood and community shopping centers for over 50 years. The executive officers are engaged in the day-to-day management and operation of real estate exclusively with the Company, with nearly all operating functions, including leasing, asset management, maintenance, construction, legal, finance and accounting administered by the Company.

The Company, through its taxable REIT subsidiaries, is engaged in various retail real estate-related opportunities including (i) merchant building, which is primarily the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) retail real estate advisory and disposition services, which primarily focuses on leasing and disposition strategies of retail real estate controlled by both healthy and distressed and/or bankrupt retailers and (iii) acting as an agent or principal in connection with tax deferred exchange transactions. The Company will consider other investments through taxable REIT subsidiaries should suitable opportunities arise.

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

Results of Operations

Comparison 2008 to 2007

	2008	2007	Increase/ (Decrease)	% change
	(amounts in thousands)

Revenues from rental property (1)	$ 190.5	$ 157.8	$ 32.7	20.7%

Rental property expenses: (2)
Rent	$ 3.2	$ 2.9	$ 0.3	10.3%
Real estate taxes	23.6	18.6	5.0	26.9%
Operating and maintenance	27.6	20.9	6.7	32.1%
	$ 54.4	$ 42.4	$ 12.0	28.3%

Depreciation and amortization (3)	$ 48.7	$ 41.6	$ 7.1	17.1%

(1)  Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2007 and the three months ended March 31, 2008, providing incremental revenue for the three months ended March 31, 2008 of $21.5 million, (ii) an overall increase in the consolidated shopping center portfolio occupancy to 95.7% at March 31, 2008, as compared to 95.2% at March 31, 2007 and the completion of certain development and redevelopment projects and tenant buyouts providing incremental revenues of approximately $12.0 million for the three months ended March 31, 2008 as compared to the corresponding period last year, offset by (iii) a decrease in revenues of approximately $0.8 million for the three months ended March 31, 2008, as compared to the corresponding period last year, resulting from the transfer of operating properties to various unconsolidated joint venture entities and the sale of certain properties during 2007 and the three months ended March 31, 2008.

(2) Rental property expenses increased primarily due to operating property acquisitions during 2007 and the three months ended March 31, 2008, which were partially offset by operating property dispositions including those transferred to various joint venture entities.

(3) Depreciation and amortization increased primarily due to operating property acquisitions during 2007 and the three months ended March 31, 2008, which were partially offset by operating property dispositions including those transferred to various joint venture entities.

Management and other fee income decreased approximately $5.4 million to $11.7 million for the three months ended March 31, 2008, as compared to $17.0 million during the corresponding quarter ended March 31, 2007.  This decrease is primarily due to a decrease in other transaction related fees of approximately $6.9 million recognized during the corresponding period in 2007, partially offset by an increase in property management fees of approximately $1.5 million.

Interest, dividends and other investment income increased approximately $15.8 million to $22.0 million for the three months ended March 31, 2008, as compared to $6.2 million for the corresponding period in 2007.  This increase is primarily due to an increase in realized gains of approximately $11.4 million primarily resulting from the sale of certain marketable securities during the three months ended March 31, 2008 and an increase of approximately $4.0 million in interest income primarily resulting from increased investments in marketable securities during 2008.

Other income/(expense), net increased $7.6 million to $3.9 million of income for the three months ended March 31, 2008, as compared to $3.7 million of expense for the three months ended March 31, 2007. This increase is primarily due to (i) a reduction in Canadian withholdings tax expense relating to a 2007 capital transaction from a Canadian preferred equity investment and (ii) increased foreign conversion adjustments relating to various foreign investments which have US dollar functional currency.

Interest expense increased $7.9 million to $54.0 million for the three months ended March 31, 2008 as compared to $46.1 million for the corresponding period in 2007.  This increase was primarily due to higher outstanding levels of debt during this period as compared to the same period in the preceding year.

(Provision)/benefit for income taxes was $9.4 million of a provision for the three months ended March 31, 2008, as compared to a benefit of $30.1 million in the corresponding period in 2007.  This change is primarily due to the reduction in 2007 of approximately $24.4 million of NOL valuation allowance and a tax benefit of approximately $7.8 million from operating losses recognized during 2007 in connection with the Albertson’s investment.

Income from other real estate investments increased $6.5 million to $21.0 million for the three months ended March 31, 2008, as compared to $14.5 million for the corresponding quarter ended March 31, 2007.  This increase is primarily due to the Company’s Preferred Equity program which contributed income of approximately $16.5 million, including $8.9 million of profit participation earned from five capital transactions, for the quarter ended March 31, 2008, as compared to $12.5 million, including $3.3 million of profit participation earned from four capital transactions for the corresponding period ended in 2007.

Equity in income of real estate joint ventures, net increased $8.9 million to $39.1 million for the three months ended March 31, 2008, as compared to $30.2 million for the corresponding period in 2007. This increase is primarily the result of (i) the Company’s growth of its various real estate joint ventures due to additional capital investments for the acquisition of additional operating properties by the ventures throughout 2007 and the three months ended March 31, 2008, (ii) the recognition of approximately $15.0 million during the three months ended March 31, 2008 from the Albertson’s joint venture resulting from excess cash distribution as compared to $17.4 million in operating losses recognized in the corresponding period in 2007, partially offset by, (iii) lower gains on sales of approximately $10.3 million resulting from the sale of operating properties during the corresponding period in 2007 and (iv) a decrease in profit participation of approximately $18.6 million on the sale/transfer of operating properties from certain joint venture investments.

During the three months ended March 31, 2008, the Company sold, in separate transactions, six out-parcels for aggregate proceeds of approximately $7.3 million and received approximately $2.8 million of proceeds from completed earn-out requirements on two previously sold merchant building projects.  These sales resulted in gains on sale of development properties of approximately $2.4 million, net of income taxes of $1.6 million.

During the three months ended March 31, 2007, the Company sold, in separate transactions, five out-parcels and the residential component of a merchant building project for approximately $36.3 million and received approximately $1.3 million of proceeds from completed earn-out requirements on a previously sold merchant building project.  These transactions resulted in gains on sale of development properties of approximately $2.4 million, net of income taxes of $1.6 million.

During the three months ended March 31, 2008, the Company disposed of two operating properties and a portion of two operating properties, in separate transactions, for an aggregate sales price of approximately $44.0 million, which resulted in an aggregate gain of approximately $1.2 million.

During the three months ended March 31, 2007, the Company disposed of two operating properties and a portion of one operating property, in separate transactions, for an aggregate sales price of approximately $13.0 million, which resulted in an aggregate gain of approximately $3.5 million, net of income tax of approximately $0.5 million.

Net income for the three months ended March 31, 2008 was $98.5 million or $0.34 on a diluted per share basis as compared to $153.8 million or $0.59 on a diluted per share basis for the corresponding period in 2007.  This change is primarily attributable to (i) a decrease in earnings of approximately $48.2 million related to the Albertson’s investment monetization realized during the corresponding period in 2007, partially offset by, (ii) an increase in revenues from rental properties primarily due to acquisitions of operating properties during 2007 and the three months ended March 31, 2008, partially offset by an increase in depreciation and rental property expenses, (iii) an increase in equity in income of real estate joint ventures primarily achieved from additional capital investments in the Company’s joint venture programs for the acquisition of additional operating properties throughout 2007 and the three months ended March 31, 2008, and (iv) an increase in interest, dividends and other investment income resulting from increased gains on sale of certain marketable equity securities and increased investments in marketable securities during the three months ended March 31, 2008.

Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base.  At March 31, 2008, the Company’s five largest tenants were The Home Depot, TJX Companies, Sears Holdings, Kohl’s, and Wal-Mart, which represented approximately 3.3%, 2.7%, 2.3%, 2.2% and 1.8%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s cash flow activities are summarized as follows (in millions):

Three Months Ended
March 31,
	2008	2007
Net cash flow provided by operating activities	$ 153.7	$ 196.5
Net cash flow used for investing activities	$ (312.8)	$ (324.5)
Net cash flow provided by (used for) financing activities	$ 222.5	$ (97.0)

Operating Activities

Cash flows provided from operating activities for the three months ended March 31, 2008, were approximately $153.7 million, as compared to approximately $196.5 million for the comparable period in 2007.  The change of approximately $42.8 million is primarily attributable to (i) a decrease in distributions from joint ventures primarily resulting from a distribution from the Albertson’s investment in the corresponding period in 2007 for approximately $76.3 million, partially offset by increased cash flows due to (ii) the acquisition of properties during 2008 and 2007 and (iii) an increase in revenues from rental properties due to an overall occupancy increase from the consolidated shopping center portfolio, growth in rental rates from lease renewals and the completion of certain re-development and development projects.

The Company anticipates that cash flows from operating activities will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short term and long term.  In addition, the Company anticipates that cash on hand, borrowings under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Net cash flow provided by operating activities for the three months ended March 31, 2008, was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2008 and 2007, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) growth in the Company’s joint venture and Preferred Equity programs.

Investing Activities

Cash flows used for investing activities for the three months ended March 31, 2008, were approximately $312.8 million, as compared to approximately $324.5 million for the comparable period in 2007.  This decrease in cash utilization of approximately $11.7 million resulted primarily from decreases in (i) the acquisition of and improvements to operating real estate, (ii) the acquisition of and improvements to real estate under development (iii) the Company’s investment and advances to joint ventures and, (iv) in reimbursement of other investments, partially offset by (v) an increase in cash utilized for investments in marketable securities including the acquisition of the Valad convertible notes during the three months ended March 31, 2008.

Acquisitions of and Improvements to Operating Real Estate -

During the three months ended March 31, 2008, the Company expended approximately $59.2 million towards acquisition of and improvements to operating real estate.

The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace.  During the three months ended March 31, 2008, the Company expended approximately $23.6 million in connection with these major redevelopments and re-tenanting projects.  The Company anticipates its capital commitment toward these and other redevelopment projects during 2008 will be approximately $90.0 million to $110.0 million.  The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving lines of credit.

Investments and Advances to Joint Ventures -

During the three months ended March 31, 2008, the Company expended approximately $30.0 million for investments and advances to real estate joint ventures and received approximately $14.0 million from reimbursements of advances to real estate joint ventures.

Ground-up Development –

The Company is engaged in ground-up development projects which consist of (i) merchant building through the Company’s wholly-owned taxable REIT subsidiaries, which develop neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) U.S. ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Mexico for long-term investment.  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of March 31, 2008, the Company had in progress a total of 61 ground-up development projects including 28 merchant building projects, nine U.S. ground-up development projects, and 24 ground-up development projects located throughout Mexico.

During the three months ended March 31, 2008, the Company expended approximately $86.5 million in connection with the purchase of land and construction costs related to these projects.  The Company anticipates its capital commitment during 2008 toward these and other development projects will be approximately $200 million to $250 million.  The proceeds from the sales of the completed ground-up development projects, proceeds from construction loans and availability under the Company’s revolving lines of credit are expected to be sufficient to fund these anticipated capital requirements.

Dispositions and Transfers -

During the three months ended March 31, 2008, the Company received net proceeds of approximately $56.0 million relating to the sale of various operating properties and ground-up development projects.

Financing Activities

Cash flows provided by financing activities for the three months ended March 31, 2008, were approximately $222.5 million, as compared to cash flows used for financing activities of approximately $97.0 million for the comparable period in 2007.  This increase of approximately $319.5 million resulted primarily from an increase in borrowings under credit facilities in 2008 as compared to 2007.

It is management’s intention that the Company continually has access to the capital resources necessary to expand and develop its business.  As such, the Company intends to operate with and maintain a conservative capital structure with a level of debt to total market capitalization of 50% or less.  As of March 31, 2008, the Company’s level of debt to total market capitalization was 30%.  In addition, the Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings.  The Company may, from time-to-time, seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives in a manner consistent with its intention to operate with a conservative debt structure.

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

The Company has a $1.5 billion unsecured U.S. revolving credit facility (the "U.S. Credit Facility") with a group of banks, which is scheduled to expire in October 2011.  This credit facility has made available funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional management programs, (iii) development and redevelopment costs, and (iv) any short-term working capital requirements.  Interest on borrowings under the U.S. Credit Facility accrues at LIBOR plus 0.375% and fluctuates in accordance with changes in the Company’s senior debt ratings.  As part of this U.S. Credit Facility, the Company has a competitive bid option whereby the Company may auction up to $750.0 million of its requested borrowings to the bank group.  This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread.  A facility fee of 0.125% per annum is payable quarterly in arrears.  As part of the U.S. Credit Facility, the Company has a $200.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Pounds Sterling, Japanese Yen or Euros.  Pursuant to the terms of the U.S. Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt, and (ii) minimum interest and fixed coverage ratios.  As of March 31, 2008, there was $500.0 million outstanding under this credit facility.

The Company also has a three-year CAD $250.0 million unsecured credit facility with a group of banks.  This facility bore interest at the CDOR Rate, as defined, plus 0.45%, and was scheduled to expire in March 2008.  During October 2007, the facility was amended to modify the covenant package to conform to the Company’s U.S. Credit Facility.  The facility was further amended in January 2008, to extend the maturity date to 2011, with an additional one-year extension option, at a reduced rate of CDOR plus 0.375%, subject to change in accordance with the Company’s senior debt ratings.  Proceeds from this facility are used for general corporate purposes, including the funding of Canadian denominated investments.  As of March 31, 2008, there was no outstanding balance under this credit facility.

The Company had a three-year MXP 500.0 million unsecured revolving credit facility which bore interest at the TIIE Rate, as defined therein, plus 1.00%, subject to change in accordance with the Company’s senior debt ratings, and was scheduled to mature in May 2008.  During March 2008, the Company obtained a MXP 1.0 billion term loan, which bears interest at a fixed rate of 8.48% and is scheduled to mature in March 2013.  The Company utilized proceeds from this term loan to fully repay the outstanding balance of the MXP 500.0 million unsecured revolving credit facility, which has been terminated.  Remaining proceeds from this term loan will be used for funding MXP denominated investments.  As of March 31, 2008, the outstanding balance on this term loan was MXP 1.0 billion (approximately USD $93.5 million).

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

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects.  As of March 31, 2008, the Company had over 390 unencumbered property interests in its portfolio.

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

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly.  Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.  Cash dividends paid for the three months ended March 31, 2008 and 2007 were $113.4 million and $93.2 million, respectively.

Effects of Inflation

Many of the Company's leases contain provisions designed to mitigate the adverse impact of inflation.  Such provisions include clauses enabling the Company to receive payment of additional rent calculated as a percentage of tenants' gross sales above pre-determined thresholds, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses often include increases based upon changes in the consumer price index or similar inflation indices.  In addition, many of the Company's leases are for terms of 10 years or less, which permits the Company to seek to increase rents to market rates upon renewal. Most of the Company's leases require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.  The Company periodically evaluates its exposure to short-term interest rates and foreign currency exchange rates and will, from time to time, enter into interest rate protection agreements and/or foreign currency hedge agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt and fluctuations in foreign currency exchange rates.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure is interest rate risk and fluctuations in foreign currency exchange rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of March 31, 2008, with corresponding weighted-average interest rates sorted by maturity date.  The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instruments’ actual cash flows are denominated in U.S. dollars, Canadian dollars, and Mexican pesos as indicated by geographic description ($ in USD equivalent in thousands).

	2008	2009	2010	2011	2012	2013+	Total	Fair Value
U.S Dollar Denominated Secured Debt Fixed Rate	$80,750	$54,418	$17,803	$44,673	$52,359	$439,807	$689,810	$679,912
Average Interest Rate	7.16%	6.99%	8.47%	7.43%	7.26%	6.20%	6.59%

Variable Rate	$261,758	$79,918	$77,770	-	-	$375	$419,821	$419,821
Average Interest Rate	4.34%	4.51%	4.39%	-	-	5.25%	4.38%

Unsecured Debt Fixed Rate	$125,189	$180,000	$75,969	$359,558	$217,000	$1,527,979	$2,485,695	$2,431,577
Average Interest Rate	4.60%	6.98%	5.54%	6.34%	6.00%	5.47%	5.71%

Variable Rate	$2,612	-	$7,028	$500,000	-	-	$509,640	$509,641
Average Interest Rate	5.31%	-	5.31%	3.21%	-	-	3.25%

Canadian Dollar Denominated
Unsecured Debt Fixed Rate	-	-	$145,986	-	-	$194,649	$340,635	$331,973
Average Interest Rate	-	-	4.45%	-	-	5.18%	4.87%

Mexican Pesos Denominated
Unsecured Debt Fixed Rate	-	-	-	-	-	$93,469	$93,469	$93,469
Average Interest Rate	-	-	-	-	-	8.48%	8.48%

Based on the Company’s variable-rate debt balances, interest expense would have increased by approximately $2.3 million for the three months ended March 31, 2008 if short-term interest rates were 1% higher.

As of March 31, 2008, the Company had (i) Canadian investments totaling CAD $474.4 million (approximately USD $461.7 million) comprised of real estate joint venture investments and marketable securities, (ii) Mexican real estate investments of approximately MXP 8.3 billion (approximately USD $776.3 million), (iii) Chilean real estate investments of approximately 1.4 billion Chilean Pesos (“CLP”) (approximately USD $3.1 million) and (iv) Australian investments in marketable securities of approximately AUD 248.4 million (approximately USD $227.7 million).  The foreign currency exchange risk has been partially mitigated through the use of local currency denominated debt.

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  As of March 31, 2008, the Company has no other material exposure to market risk.

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

KIMCO REALTY CORPORATION

May 8, 2008

/s/  Milton Cooper

(Date)

Milton Cooper

Chairman of the Board

May 8, 2008

/s/  Michael V. Pappagallo

(Date)

Michael V. Pappagallo

Chief Financial Officer