Form 10-Q
period 2008-06-30
KIMCO REALTY CORP
filed 2008-08-11
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

254,044,160 shares outstanding as of July 24, 2008.

PART I

FINANCIAL INFORMATION

KIMCO REALTY CORPORATION AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

 (in thousands, except share information)

	June 30,	December 31,
	2008	2007
Assets:
Operating real estate, net of accumulated depreciation
of $1,059,642 and $977,444, respectively	$ 5,290,277	$ 5,203,185
Investments and advances in real estate joint ventures	1,236,655	1,246,917
Real estate under development	1,345,188	1,144,406
Other real estate investments	572,463	615,016
Mortgages and other financing receivables	197,007	153,847
Cash and cash equivalents	123,183	87,499
Marketable securities	385,834	212,988
Accounts and notes receivable	104,158	88,017
Other assets	339,481	345,941
Total assets	$ 9,594,246	$ 9,097,816

Liabilities:
Notes payable	$ 3,625,088	$ 3,131,765
Mortgages payable	864,378	838,736
Construction loans payable	250,307	245,914
Dividends payable	113,423	112,052
Other liabilities	395,507	426,616
Total liabilities	5,248,703	4,755,083
Minority interests	483,661	448,159
Commitments and contingencies

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 3,232,000 shares
Class F Preferred Stock, $1.00 par value, authorized 700,000 shares
Issued and outstanding 700,000 shares	700	700
Aggregate liquidation preference $175,000
Class G Preferred Stock, $1.00 par value, authorized 184,000 shares	184	184
Issued and outstanding 184,000 shares
Aggregate liquidation preference $460,000
Common stock, $.01 par value, authorized 750,000,000
Issued 254,549,486 and 253,350,144, respectively
Outstanding 254,002,906 and 252,803,564, respectively	2,540	2,528
Paid-in capital	3,708,983	3,677,509
Retained earnings	144,838	180,005
	3,857,245	3,860,926
Accumulated other comprehensive income	4,637	33,648
Total stockholders' equity	3,861,882	3,894,574
Total liabilities and stockholders' equity	$ 9,594,246	$ 9,097,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues from rental property	$ 184,135	$ 169,256	$ 373,938	$ 326,312

Rental property expenses:
Rent	(3,273)	(3,097)	(6,484)	(5,981)
Real estate taxes	(23,509)	(19,755)	(46,965)	(38,272)
Operating and maintenance	(23,673)	(22,462)	(51,155)	(43,226)

Mortgage and other financing income	4,569	4,586	8,465	7,724
Management and other fee income	11,203	13,740	22,858	30,786
Depreciation and amortization	(50,902)	(46,225)	(99,428)	(87,642)
General and administrative expenses	(25,690)	(24,792)	(50,440)	(47,487)
Interest, dividends and other investment income	15,716	8,314	37,742	14,556
Other expense, net	(4,108)	(891)	(226)	(4,590)
Interest expense	(53,637)	(52,521)	(107,635)	(98,619)

Income from continuing operations before income taxes, income from other real estate investments, equity in income of joint ventures, minority interests in income and gain on sale of development properties	30,831	26,153	80,670	53,561

Benefit/(provision) for income taxes	1,138	2,974	(8,272)	33,088

Income from other real estate investments	32,383	32,450	53,412	46,969
Equity in income of joint ventures, net	20,490	42,215	59,547	72,375
Minority interests in income, net	(6,136)	(9,734)	(14,778)	(13,899)
Gain on sale of development properties
net of tax of $10,224, $3,533, $11,836 and $5,134 respectively	15,336	5,300	17,754	7,703

Income from continuing operations	94,042	99,358	188,333	199,797

Discontinued operations:
Income from discontinued operating properties	210	23,123	4,033	31,429
Minority interests in (income)/loss	37	(5,349)	(834)	(5,475)
Loss on operating properties held for sale/sold	-	(1,832)	-	(1,832)
Gain on disposition of operating properties	61	2,476	722	5,271
Income from discontinued operations	308	18,418	3,921	29,393

Gain on sale of operating properties, net of tax	24	1,606	587	2,332

Income before extraordinary item	94,374	119,382	192,841	231,522

Extraordinary gain from joint venture resulting from purchase price allocation, net of tax and minority interest	-	8,640	-	50,625

Net income	94,374	128,022	192,841	281,787

Preferred stock dividends	(11,822)	(2,909)	(23,644)	(5,819)

Net income available to common shareholders	$ 82,552	$ 125,113	$ 169,197	$ 275,968

Per common share:
Income from continuing operations:
-Basic	$ 0.32	$ 0.39	$ 0.65	$ 0.78
-Diluted	$ 0.32	$ 0.38	$ 0.64	$ 0.76
Net income :
-Basic	$ 0.33	$ 0.50	$ 0.67	$ 1.10
-Diluted	$ 0.32	$ 0.49	$ 0.66	$ 1.07

Weighted average shares:
-Basic	253,740	252,074	253,336	251,721
-Diluted	257,318	257,398	256,490	257,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Net income	$ 94,374	$ 128,022	$ 192,841	$ 281,787
Other comprehensive income:
Change in unrealized (loss)/gain on marketable securities	(25,196)	85	(31,916)	616
Change in unrealized loss on interest rate swaps	(524)	-	(694)	-
Change in unrealized gain on foreign currency hedge agreements	-	1,217	-	1,440
Change in foreign currency translation adjustment	9,666	11,341	3,599	3,112

Other comprehensive income	(16,054)	12,643	(29,011)	5,168

Comprehensive income	$ 78,320	$ 140,665	$ 163,830	$ 286,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flow from operating activities:
Net income	$ 192,841	$ 281,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,583	89,321
Extraordinary item	-	(50,265)
Loss on operating properties held for sale/sold/transferred	-	1,832
Gain on sale of development properties	(29,590)	(12,837)
Gain on sale/transfer of operating properties	(1,309)	(9,158)
Minority interests in income of partnerships, net	15,612	19,374
Equity in income of joint ventures, net	(59,547)	(72,375)
Income from other real estate investments	(50,360)	(41,701)
Distributions from joint ventures	123,355	239,417
Cash retained from excess tax benefits	(1,410)	(2,158)
Change in accounts and notes receivable	(11,341)	(7,212)
Change in accounts payable and accrued expenses	1,669	7,367
Change in other operating assets and liabilities	(9,202)	(50,588)
Net cash flow provided by operating activities	271,301	392,804

Cash flow from investing activities:
Acquisition of and improvements to operating real estate	(150,614)	(700,686)
Acquisition of and improvements to real estate under development	(217,193)	(377,038)
Investment in marketable securities	(252,195)	(32,474)
Proceeds from sale of marketable securities	47,086	11,358
Proceeds from transferred operating/development properties	-	45,392
Investments and advances to real estate joint ventures	(97,454)	(273,326)
Reimbursements of advances to real estate joint ventures	70,431	120,219
Other real estate investments	(31,559)	(56,783)
Reimbursements of advances to other real estate investments	52,358	59,855
Investment in mortgage loans receivable	(49,608)	(72,205)
Collection of mortgage loans receivable	32,761	59,826
Other investments	(19,466)	(826)
Reimbursements of other investments	4,125	52,739
Proceeds from sale of operating properties	64,701	36,991
Proceeds from sale of development properties	38,875	102,510
Net cash flow used for investing activities	(507,752)	(1,024,448)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(30,546)	(64,675)
Principal payments on rental property debt	(7,286)	(7,210)
Principal payments on construction loan financings	(20,914)	(47,819)
Proceeds from mortgage/construction loan financings	40,048	82,205
Borrowings under credit facilities	525,404	425,534
Repayment of borrowings under credit facilities	(22,886)	(938)
Proceeds from issuance of unsecured senior notes	-	300,000
Repayment of unsecured senior notes	-	(85,000)
Financing origination costs	(2,504)	(3,992)
Redemption of minority interests in real estate partnerships	(7,262)	(45,394)
Dividends paid	(226,637)	(186,829)
Cash retained from excess tax benefits	1,410	2,158
Proceeds from issuance of stock	23,308	28,070
Net cash flow provided by financing activities	272,135	396,110

Change in cash and cash equivalents	35,684	(235,534)

Cash and cash equivalents, beginning of period	87,499	345,065
Cash and cash equivalents, end of period	$ 123,183	$ 109,531

Interest paid during the period (net of capitalized interest of $14,411, and $12,383, respectively)	$ 108,130	$ 99,917

Income taxes paid during the period	$ 5,879	$ 7,180

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

Earnings Per Share -

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Computation of Basic Earnings Per Share:

Income from continuing operations before extraordinary gain	$94,042	$99,358	$188,333	$199,797

Gain on sale of operating properties, net of tax	24	1,606	587	2,332

Preferred stock dividends	(11,822)	(2,909)	(23,644)	(5,819)

Income from continuing operations before extraordinary gain applicable to common shares	82,244	98,055	165,276	196,310

Income from discontinued operations	308	18,418	3,921	29,393

Extraordinary gain	-	8,640	-	50,265

Net income applicable to common shares	$82,552	$125,113	$169,197	$275,968

Weighted average common shares outstanding	253,740	252,074	253,336	251,721

Basic Earnings Per Share:

Income from continuing operations before extraordinary gain	$0.32	$0.39	$0.65	$0.78
Income from discontinued operations	0.01	0.07	0.02	0.12
Extraordinary gain	-	0.04	-	0.20
Net income	$0.33	$0.50	$0.67	$1.10

Computation of Diluted Earnings Per Share:

Income from continuing operations before extraordinary gain for diluted earnings per share (a)	$82,244	$98,055	$165,276	$196,310

Income from discontinued operations	308	18,418	3,921	29,393

Extraordinary gain	-	8,640	-	50,265

Net income for diluted earnings per common share	$82,552	$125,113	$169,197	$275,968

Weighted average common shares outstanding – basic	253,740	252,074	253,336	251,721

Effect of dilutive securities: (a) Stock options	3,578	5,324	3,154	5,701

Shares for diluted earnings per common share	257,318	257,398	256,490	257,422

Diluted Earnings Per Common Share:

Income from continuing operations before extraordinary gain	$0.32	$0.38	$0.64	$0.76
Income from discontinued operations	-	0.07	0.02	0.12
Extraordinary gain	-	0.04	-	0.19
Net income	$0.32	$0.49	$0.66	$1.07

(a) For the three and six months ended June 30, 2008 and 2007, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

There were approximately 5,230,200 and 111,750 stock options that were anti-dilutive at June 30, 2008 and 2007, respectively.

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

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 removes the requirement under SFAS No. 142, Goodwill and Other Intangible Assets to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. FSP 142-3 also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company is currently assessing the impact the adoption of FSP 142-3 will have on the Company’s financial position and results of operations.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," (“EITF 03-6-1”), which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, "Earnings per Share."  EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited.  All prior-period earnings per share data presented are to be adjusted retrospectively. The Company is currently assessing the impact the adoption of EITF 03-6-1 will have on the Company’s financial position and results of operations.

2.            Operating Property Activities

Acquisitions –

During the six months ended June 30, 2008, the Company acquired, in separate transactions, eight operating properties, comprising an aggregate 0.8 million square feet of a gross leasable area (“GLA”), for an aggregate purchase price of approximately $146.4 million including the assumption of approximately $52.2 million of non-recourse mortgage debt encumbering three of the properties.  Details of these transactions are as follows (in thousands):

			Purchase Price

Property Name	Location	Month Acquired	Cash	Debt Assumed	Total	GLA

108 West Germania	Chicago, IL	Jan-08	$ 9,250	$ -	$ 9,250	41

1429 Walnut St	Philadelphia, PA	Jan-08	22,100	6,400	28,500	76

168 North Michigan Ave	Chicago, IL	Jan-08 (1)	13,000	-	13,000	74

118 Market St	Philadelphia, PA	Feb-08(1)	600	-	600	1

Alison Building	Philadelphia, PA	Apr-08 (1)	15,875	-	15,875	58

Lorden Plaza	Milford, NH	Apr-08	5,650	26,000	31,650	149

East Windsor Village	East Windsor, NJ	May-08 (2)	10,370	19,780	30,150	249

Valinhos	Valinhos, Brazil	Jun-08 (3)	17,384	-	17,384	121

			$ 94,229	$ 52,180	$ 146,409	769

1) Property is scheduled for redevelopment.

2) The Company acquired this property from a joint venture in which the Company had an approximate 15% non-controlling ownership interest.

3) The Company provided $12.2 million as part of its 70% economic interest in this newly formed joint venture for the acquisition of this operating property and land parcel.  The Company has determined, under the provisions of FIN 46(R), that this joint venture is a VIE and that the Company is the primary beneficiary.  As such, the Company has consolidated this entity for accounting and reporting purposes.

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

Land	$35,680
Buildings	90,420
Above Market Rents	1,053
Below Market Rents	(4,735)
In-Place Leases	3,736
Other Intangibles	1,495
Building Improvements	15,494
Tenant Improvements	3,874
Mortgage Fair Value Adjustment	(608)
$146,409

Dispositions -

During the six months ended June 30, 2008, the Company disposed of an operating property and a portion of two operating properties, in separate transactions, for an aggregate sales price of approximately $9.0 million, which resulted in an aggregate gain of approximately $1.3 million.

Additionally, during the six months ended June 30, 2008, the Company disposed of an operating property for approximately $21.4 million.  The Company provided seller financing for approximately $3.6 million, which bears interest at 10% per annum and is scheduled to mature on May 1, 2011.  Due to the terms of this financing the Company has deferred its gain of $3.7 million from this sale.

Additionally, during the six months ended June 30, 2008, a consolidated joint venture in which the Company had a preferred equity investment disposed of a property for a sales price of approximately $35.0 million. As a result of this capital transaction, the Company received approximately $3.5 million of profit participation, before minority interest of approximately $1.1 million.  This profit participation has been recorded as income from other real estate investments and is reflected in Income from discontinued operating properties in the Company’s Condensed Consolidated Statements of Income.

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

The components of income and expense relating to discontinued operations for the three and six months ended June 30, 2008 and 2007 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2008 and 2007 and the operations for the applicable period for those assets classified as held-for-sale as of June 30, 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Discontinued operations:
Revenues from rental property	$578	$2,338	$1,969	$4,872
Rental property expenses	62	(720)	(277)	(1,717)
Depreciation and amortization	(428)	(878)	(1,155)	(1,680)
Interest expense	(1)	492	(48)	(223)
Income from other real estate investments	-	20,717	3,451	33,297
Other income/(expense)	(1)	1,174	93	(3,120)

Income from discontinued operating properties	210	23,123	4,033	31,429

Minority interests in (income)/loss	37	(5,349)	(834)	(5,475)

Loss on operating properties held for sale/sold	-	(1,832)	-	(1,832)

Gain on disposition of operating properties	61	2,476	722	5,271

Income from discontinued operations	$308	$18,418	$3,921	$29,393

During the six months ended June 30, 2008, the Company classified as held-for-sale two shopping center properties comprising approximately 39,300 square feet of GLA.  The book value of each of these properties, aggregating approximately $8.9 million, net of accumulated depreciation of approximately $9.9 million, did not exceed each of their estimated fair value.  As a result, no adjustment of property carrying value has been recorded. The Company’s determination of the fair value for these properties, aggregating approximately $20.2 million, is based upon an executed contract of sale with third parties less estimated selling costs.

4.            Ground-Up Development

The Company is engaged in ground-up development projects which consist of (i) merchant building through the Company’s wholly-owned taxable REIT subsidiaries, which develop neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) U.S. ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Latin America for long-term investment. The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of June 30, 2008, the Company had in progress a total of 55 ground-up development projects including 20 merchant building projects, five U.S. ground-up development projects, and 30 ground-up development projects located throughout Mexico, Chile, Brazil, and Peru.

Merchant Building -

During the six months ended June 30, 2008, the Company acquired three land parcels, in separate transactions, for an aggregate purchase price of approximately $9.7 million.

During the six months ended June 30, 2008, the Company sold, in separate transactions, (i) one completed merchant building project, (ii) nine out-parcels, (iii) a partial sale of one property and (iv) a partnership interest in one project for aggregate proceeds of approximately $54.8 million and received approximately $4.1 million of proceeds from completed earn-out requirements on three previously sold merchant building projects.  These sales resulted in gains of approximately $17.8 million, net of income taxes of $11.8 million.

During the six months ended June 30, 2008, the Company obtained construction financing on two ground-up development projects with total loan commitment amounts up to $32.2 million, of which $5.5 million was outstanding as of June 30, 2008.  As of June 30, 2008, total loan commitments on the Company’s 15 outstanding construction loans aggregated approximately $370.8 million of which approximately $250.3 million has been funded.  These loans have scheduled maturities ranging from three months to 48 months (excluding any extension options which may be available to the Company) and bear interest at rates ranging from 3.84% to 4.71% at June 30, 2008.

Long-term Investment Projects -

During the six months ended June 30, 2008, the Company acquired, through an existing consolidated joint venture, a redevelopment property in Bronx, NY, for a purchase price of approximately $5.2 million.  The property will be redeveloped into a retail center with a total estimated project cost of approximately $17.7 million.

Additionally during the six months ended June 30, 2008, the Company acquired (i) six land parcels located in various cities throughout Mexico for an aggregate purchase price of approximately 404.0 million Mexican Pesos (“MXP”) (approximately USD $38.1 million), (ii) one land parcel located in Lima, Peru for a purchase price of approximately 1.9 million Peruvian Nuevo Sol (“PEN”) (approximately USD $0.7 million) and (iii) one land parcel located in Vina Del Mar, Chile for a purchase price of approximately 7.7 billion Chilean Pesos (“CLP”) (approximately USD $15.7 million).  Three of the land parcels in Mexico will be held for investment or possible future development.  The remaining land parcels will be developed into retail centers aggregating approximately 1.0 million square feet of gross leasable area with a total estimated aggregate project cost of approximately USD $114.2 million.

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

During the six months ended June 30, 2007, Kimsouth’s income from the Albertson’s joint venture aggregated approximately $39.2 million, net of income tax. This amount includes (i) an operating loss of approximately $15.1 million, after income tax benefit of approximately $10.1 million and (ii) an extraordinary gain of approximately $54.3 million, after income tax expense of approximately $36.2 million, resulting from purchase price allocation adjustments as determined in accordance with FASB No. 141, Business Combinations. In accordance with Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock, the Company has classified its 15% share of the extraordinary gain, net of income taxes, as a separate component on the Company’s Condensed Consolidated Statements of Income.  In addition, as a result of these transactions the Company reduced the valuation allowance that was applied against Kimsouth NOLs resulting in an income tax benefit of approximately $24.4 million during the six month period ended June 30, 2007.

At June 30, 2008, Kimsouth had deferred tax assets of approximately $9.9 million representing approximately $25.4 million of NOL’s that expire from 2021 to 2023.  The Company believes that it is more likely than not that a net deferred tax asset of approximately $6.8 million will be realized on future tax returns, primarily from the generation of future taxable income and therefore, a valuation allowance of $3.1 million has been established for a portion of these deferred tax assets.

During the six months ended June 30, 2008, the Albertson’s joint venture acquired one operating property for approximately $3.1 million.

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

Immediately following the merger, the Company commenced its joint venture agreements with Prudential Real Estate Investors (“PREI”) through three separate accounts managed by PREI.  In accordance with the joint venture agreements, all Pan Pacific assets and respective non-recourse mortgage debt and a newly obtained $1.2 billion credit facility used to fund the transaction were transferred to the separate accounts.  PREI contributed approximately $1.1 billion on behalf of institutional investors in three of its portfolios.  The Company holds a 15% non-controlling ownership interest in each of the joint ventures, collectively, KimPru. The Company accounts for its investment in KimPru under the equity method of accounting.  In addition, the Company manages the portfolios and earns acquisition fees, leasing commissions, property management fees and construction management fees.  For the six months ended June 30, 2008 and 2007, the Company earned management fees of approximately $5.5 million and $5.2 million, respectively.  The Company also earned other transaction related fees of approximately $6.0 million during the six months ended June 30, 2007.

During the six months ended June 30, 2008, KimPru sold four operating properties for an aggregate sales price of approximately $45.3 million.  Proceeds from this property sale were used to repay a portion of the outstanding balance on the $1.2 billion credit facility.  As of June 30, 2008, the outstanding balance on the credit facility was $658.1 million.

As of June 30, 2008, the KimPru portfolio was comprised of 106 shopping center properties aggregating approximately 16.0 million square feet of GLA located in 5 states.

Other Real Estate Joint Ventures -

During the six months ended June 30, 2008, the Company acquired 13 operating properties, one leasehold interest and one land parcel through joint ventures in which the Company has non-controlling interests for an aggregate purchase price of approximately $177.8 million including the assumption of approximately $81.1 million of non-recourse mortgage debt encumbering ten of the properties.  The Company accounts for its investment in these joint ventures under the equity method of accounting.  The Company’s aggregate investment resulting from these transactions was approximately $51.1 million.  Details of these transactions are as follows (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt	Total

Intown Suites (2 extended stay residential properties, 299 units)	Houston, TX	Feb-08	$ 8,750	$ -	$ 8,750

American Industries (land parcel)	Chihuahua, Mexico	Feb-08	1,933	-	1,933

American Industries	Monterrey, Mexico	Apr-08	8,700	-	8,700

Little Ferry (leasehold interest)	Little Ferry, NJ	June-08	5,000	-	5,000

H & R Portfolio (10 retail properties)	Various, Canada	June-08	72,337	81,075	153,412
			$96,720	$81,075	$177,795

The Company’s maximum exposure to losses associated with its Investments and advances in real estate joint ventures is primarily limited to its carrying value which was approximately $1.2 billion as of June 30, 2008.

7.            Other Real Estate Investments

Preferred Equity Capital -

The Company maintains a preferred equity program, which provides capital to developers and owners of real estate.  During the six months ended June 30, 2008, the Company provided an aggregate of approximately $16.4 million in investment capital to developers and owners of seven real estate properties.  As of June 30, 2008, the Company’s net investment under the Preferred Equity program was approximately $543.8 million relating to 616 properties, including 402 net leased properties.  During the six months ended June 30, 2008, the Company earned approximately $41.5 million from these investments, including $19.7 million in profit participation earned from six capital transactions.  During the six months ended June 30, 2007, the Company earned approximately $43.4 million from these investments including $29.2 million in profit participation earned from 18 capital transactions.

Included in the capital transactions described above for the six months ended June 30, 2008 was the sale of the Company’s preferred equity investment in an operating property to its partner for approximately $29.5 million. The Company provided seller financing to the partner for approximately CAD 24.0 million (approximately USD $23.5 million), which bears interest at a rate of 8.5% per annum and has a maturity date of June 2013.  This sale resulted in profit participation of approximately USD $10.8 million.

Other-

Additionally, during the six months ended June 30, 2008, the Company sold its 18.7% interest in a real estate company located in Mexico for approximately $23.2 million resulting in a gain of approximately $7.2 million.

8.            Mortgages and Other Financing Receivables

During April 2007, the Company provided a $30.0 million Debtor-in-Possession (“DIP”) facility to a medical center. The DIP facility bore interest at LIBOR plus 400 basis points per annum and was collateralized by certain real estate interests of the borrower. The loan was scheduled to mature at the earlier of (i) two years or (ii) the borrower’s emergence from bankruptcy. During February 2008, the medical center was sold as part of the borrower’s exit from bankruptcy and the outstanding balance on the DIP facility of approximately $14.7 million was paid in full. As a result of this transaction the Company provided the purchaser of the medical center a loan of up to $17.5 million which bears interest at LIBOR plus 600 basis points (8.5% at June 30, 2008) and has a maturity date of February 2009, with an option to extend for one year. As of June 30, 2008, the outstanding balance on this loan was approximately $17.5 million.

During April 2008, the Company provided approximately $25.0 million as its share of a $195.0 million five year secured term loan to a retail company.  This loan bears interest at LIBOR plus 12.5% or Prime plus 11.5% per annum determinable at the option of the borrower, based on each Interest Period, as defined. As of June 30, 2008, the Company’s outstanding balance on this loan participation was approximately $20.6 million.

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

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the Company has bifurcated the conversion option within the Valad convertible notes and will separately account for this option as an embedded derivative.  The original host instrument is recorded at fair value and is included in Marketable securities on the Company’s Condensed Consolidated Balance Sheets with changes in the fair value recorded through Stockholders’ equity as a component of other comprehensive income.  The embedded derivative is recorded at fair value and is included in Other assets on the Company’s Condensed Consolidated Balance Sheets with changes in fair value recognized in the Company’s Condensed Consolidated Statements of Income.  The value attributed to the embedded convertible option was approximately AUD 14.3 million, (approximately USD $13.8 million).  As a result of the fair value remeasurement of this derivative instrument at June 30, 2008, there was an AUD 5.9 million (approximately USD $5.7 million) unrealized decrease in the fair value of the convertible option.  This unrealized decrease is included in Other expense, net on the Company’s Condensed Consolidated Statements of Income.

During the six months ended June 30, 2008, the Company received approximately $46.7 million in proceeds from the sale of certain marketable securities.  The Company recognized gross realizable gains of approximately $15.6 million and gross realizable losses of approximately $3.8 million from its marketable securities during the six months ended June 30, 2008.

For each of the securities in the Company’s portfolio with unrealized losses, the Company reviews the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline.  In the Company’s evaluation, the Company considers its ability and intent to hold these investments for a reasonable period of time sufficient for the Company to recover its cost basis.  At June 30, 2008, the Company’s investment in marketable securities was approximately $385.8 million which includes an aggregate unrealized loss of $29.9 million related to marketable security investments.  The Company does not believe that the decline in value of any of these securities is other-than-temporary at June 30, 2008.  The Company will continue to assess declines in value of its marketable securities on an on going basis.  Based on these assessments, the Company may determine that a decline in value for one or more of its investments may be other-than-temporary and would therefore write-down its cost basis accordingly.

10.           Notes Payable

The Company had a three-year MXP 500.0 million unsecured revolving credit facility which bore interest at the TIIE Rate, as defined therein, plus 1.00%, subject to change in accordance with the Company’s senior debt ratings, and was scheduled to mature in May 2008.  During March 2008, the Company obtained a MXP 1.0 billion term loan, which bears interest at a fixed rate of 8.48% and is scheduled to mature in March 2013.  The Company utilized proceeds from this term loan to fully repay the outstanding balance of the MXP 500.0 million unsecured revolving credit facility, which has been terminated.  Remaining proceeds from this term loan were used for funding MXP denominated investments.  As of June 30, 2008, the outstanding balance on this term loan was MXP 1.0 billion (approximately USD $97.1 million).

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

 To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2008 (in thousands):

	Balance at June 30, 2008	Level 1	Level 2	Level 3
Assets:
Marketable securities	$ 125,359	$ 125,359	$ -	$ -
Convertible notes	$ 162,863	$ -	$ 162,863	$ -
Conversion option	$ 8,056	$ -	$ 8,056	$ -

Liabilities:
Interest rate swaps	$ 494	$ -	$ 494	$ -

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2008.

12.           Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the six months ended June 30, 2008 and 2007 (in thousands):

	2008	2007
Acquisition of real estate interests by issuance of common stock and/or assumption of mortgage debt	$52,180	$51,445

Acquisition of real estate interests through proceeds held in escrow	$-	$34,882

Disposition/transfer of real estate interests by origination of mortgage debt	$27,175	$-

Proceeds held in escrow through sale of real estate interests	$-	$41,293

Investment in real estate joint venture by contribution of properties	$-	$740

Deconsolidation of Joint Venture:
Decrease in real estate and other assets	$-	$113,074
Decrease in construction loan and other liabilities	$-	$113,074

Declaration of dividends paid in succeeding period	$113,423	$93,697

13.          Incentive Plans

The Company maintains an equity participation plan (the “Plan”) pursuant to which a maximum of 47,000,000 shares of the Company’s common stock may be issued for qualified and non-qualified options and restricted stock grants.  Unless otherwise determined by the Board of Directors at its sole discretion, options granted under the Plan generally vest ratably over a three or five year term, expire ten years from the date of grant and are exercisable at the market price on the date of grant.  Restricted stock grants vest 100% on the fifth anniversary of the grant.  In addition, the Plan provides for the granting of certain options and restrictive stock to each of the Company’s non-employee directors (the “Independent Directors”) and permits such Independent Directors to elect to receive deferred stock awards in lieu of directors’ fees.

The Company recognized stock options expense of approximately $3.3 million and $3.2 million for the six months ended June 30, 2008 and 2007, respectively.  As of June 30, 2008, the Company had approximately $24.9 million of total unrecognized compensation cost related to unvested stock compensation granted under the Company’s Plan.  That cost is expected to be recognized over a weighted average period of approximately 3.36 years.

14.          Pro Forma Financial Information

As discussed in Note 2, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the six months ended June 30, 2008.  The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Income for the six months ended June 30, 2008 and 2007, adjusted to give effect to these transactions at the beginning of each year.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations.  (Amounts presented in millions, except per share figures.)

	Six Months ended June 30,
	2008	2007

Revenues from rental property	$378.7	$332.6
Income before extraordinary gain	$189.4	$201.0
Net income	$189.4	$251.2

Income before extraordinary gain per common share:
Basic	$0.65	$0.78
Diluted	$0.65	$0.76
Net income per common share:
Basic	$0.65	$0.97
Diluted	$0.65	$0.95

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

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers.  As of June 30, 2008, the Company had interests in 1,928 properties, totaling approximately 180.0 million square feet of gross leaseable area (“GLA”) located in 45 states, Puerto Rico, Canada, Mexico, Chile, Brazil, and Peru.

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

Results of Operations

Comparison three months ended June 30, 2008 to 2007

	Three Months Ended June 30,
	2008	2007	Increase/ (Decrease)	% change
	(amounts in thousands)

Revenues from rental property (1)	$ 184.1	$ 169.3	$ 14.8	8.7%

Rental property expenses: (2)
Rent	$ 3.3	$ 3.1	$ 0.2	6.5%
Real estate taxes	23.5	19.8	3.7	18.7%
Operating and maintenance	23.7	22.5	1.2	5.3%
	$ 50.5	$ 45.4	$ 5.1	11.2%

Depreciation and amortization (3)	$ 50.9	$ 46.2	$ 4.7	10.2%

Comparison six months ended June 30, 2008 to 2007

	Six Months Ended June 30,
	2008	2007	Increase/ (Decrease)	% change
	(amounts in thousands)

Revenues from rental property (1)	$ 373.9	$ 326.3	$ 47.6	14.6%

Rental property expenses: (2)
Rent	$ 6.5	$ 6.0	$ 0.5	8.3%
Real estate taxes	47.0	38.3	8.7	22.7%
Operating and maintenance	51.2	43.2	8.0	18.5%
	$ 104.7	$ 87.5	$ 17.2	19.7%

Depreciation and amortization (3)	$ 99.4	$ 87.6	$ 11.8	13.5%

(1)  Revenues from rental property increased for the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007 primarily from the combined effect of (i) the acquisition of operating properties during 2008 and 2007, providing incremental revenues for the three and six months ended June 30, 2008 of $15.3 million and $36.8 million, respectively (ii) the completion of certain development and redevelopment projects and tenant buyouts providing incremental revenues of approximately $1.6 million and $13.6 million, respectively, for the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007, partially offset by (iii) a decrease in revenues of approximately $2.1 million  and $2.8 million for the three and six months ended June 30, 2008, as compared to the corresponding period last year, respectively, primarily resulting from the transfer of operating properties to various unconsolidated joint venture entities and the sale of certain properties during 2008 and 2007.

(2) Rental property expenses increased for the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007 primarily due to operating property acquisitions during 2008 and 2007, which were partially offset by operating property dispositions including those transferred to various joint venture entities.

(3) Depreciation and amortization increased for the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007 primarily due to operating property acquisitions during 2008 and 2007, which were partially offset by operating property dispositions including those transferred to various joint venture entities.

Management and other fee income decreased approximately $2.5 million and $7.9 million, respectively, for the three and six months ended June 30, 2008, as compared to the corresponding periods in 2007.  These decreases are primarily due to a decrease in other transaction related fees of approximately $2.8 and $9.7 million, recognized during the three and six months ended June 30, 2007, respectively, partially offset by an increase in property management fees of approximately $0.3 and $1.8 million the three and six months ended June 30, 2008, respectively.

General and administrative expenses increased approximately $3.0 million, respectively for the six months ended June 30, 2008, as compared to the corresponding period in 2007.  This increase is primarily due to increased personnel-related costs, primarily due to growth within the Company’s co-investment programs and the overall continued growth of the Company.

Interest, dividends and other investment income increased approximately $7.4 million and $23.2 million for the three and six months ended June 30, 2008, respectively, as compared to the corresponding periods in 2007.  The increase in the three months ended June 30, 2008, as compared to the corresponding period in 2007 is primarily due to an increase in interest income of approximately $4.9 million and an increase in dividend income of approximately $2.9 million primarily resulting from increased investments in marketable securities during 2008.  The increase in the six months ended June 30, 2008, as compared to the corresponding period in 2007 is primarily due to an increase in realized gains of approximately $11.4 million primarily resulting from the sale of certain marketable securities during the six months ended June 30, 2008 and an increase of approximately $8.5 million in interest income primarily resulting from increased investments in marketable securities during 2008.

Other expense, net increased $3.2 million to $4.1 million for the three months ended June 30, 2008, as compared to $0.9 million for the corresponding period in 2007.  This increase is primarily due to the recognition of a $5.7 million unrealized decrease in the fair value of an embedded derivative instrument relating to the convertible option of certain marketable securities, partially offset by a reduction in Canadian withholdings tax expense relating to a 2007 capital transaction from a Canadian preferred equity investment.  Other expense, net decreased $4.4 million to $0.2 million for the six months ended June 30, 2008, as compared to $4.6 million for the corresponding period in 2007.  This decrease is primarily due to (i) a reduction in Canadian withholdings tax expense relating to a 2007 capital transaction from a Canadian preferred equity investment and (ii) increased foreign conversion adjustments relating to various foreign investments which have US dollar functional currency, partially offset by (iii) the recognition of a $5.7 million unrealized decrease in the fair value of an embedded derivative instrument relating to the convertible option of certain marketable securities.

Interest expense increased $9.0 million for the six months ended June 30, 2008 as compared to the corresponding period in 2007.  This increase was primarily due to higher outstanding levels of debt during this period as compared to the same period in the preceding year.

Benefit/(provision) for income taxes was $8.3 million of a provision for the six months ended June 30, 2008, as compared to a benefit of $33.1 million for the six months ended June 30, 2007.  This change is primarily due to the reduction in 2007 of approximately $24.4 million of NOL valuation allowance and a tax benefit of approximately $10.1 million from operating losses recognized during 2007 in connection with the Albertson’s investment.

Income from other real estate investments increased $6.4 million for the six months ended June 30, 2008, as compared to the corresponding period in 2007.  This increase is primarily due to a gain of approximately $7.2 million from the sale of the Company’s interest in a real estate company located in Mexico, partially offset by a decrease in profit recognized from the Company’s Preferred Equity program.

Equity in income of real estate joint ventures, net decreased $21.7 million and $12.8 million for the three and six months ended June 30, 2008, as compared to the corresponding periods in 2007. This decrease is primarily the result of (i) lower gains on sales of approximately $9.4 million and $19.7 million for the three and six months ended June 30, 2008, respectively, resulting from the sale of operating properties during the corresponding periods in 2007, (ii) a decrease in profit participation of approximately $24.9 million and $43.6 million for the three and six months ended June 30, 2008, respectively, from the sale/transfer of operating properties from certain joint venture investments, offset by (iii) the recognition of approximately $15 million during the six months ended June 30, 2008 from the Albertson’s joint venture resulting from excess cash distribution as compared to $5.5 million and $22.9 million in operating losses recognized during the three and six months ended June 30, 2007, respectively and (iv) the Company’s growth of its various real estate joint ventures due to additional capital investments for the acquisition of additional operating properties by ventures throughout 2007 and the six months ended June 30, 2008.

During the six months ended June 30, 2008, the Company sold, in separate transactions, (i) one completed merchant building project, (ii) nine out-parcels, (iii) a partial sale of one property and (iv) a partnership interest in one project for aggregate proceeds of approximately $54.8 million and received approximately $4.1 million of proceeds from completed earn-out requirements on three previously sold merchant building projects.  These sales resulted in gains of approximately $17.8 million, net of income taxes of $11.8 million.

During the six months ended June 30, 2007, the Company sold, in separate transactions, one completed merchant building project, 12 out-parcels and the residential component of a merchant building project for approximately $113.0 million and received approximately $1.3 million of proceeds from completed earn-out requirements on a previously sold merchant building project.  These transactions resulted in gains on sale of development properties of approximately $7.7 million, net of income taxes of $5.1 million.

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

During the six months ended June 30, 2008, the Company disposed of an operating property and a portion of two operating properties, in separate transactions, for an aggregate sales price of approximately $9.0 million, which resulted in an aggregate gain of approximately $1.3 million.

Additionally, during the six months ended June 30, 2008, a consolidated joint venture in which the Company had a preferred equity investment disposed of a property for a sales price of approximately $35.0 million. As a result of this capital transaction, the Company received approximately $3.5 million of profit participation, before minority interest of approximately $1.1 million.  This profit participation has been recorded as income from other real estate investments and is reflected in Income from discontinued operating properties in the Company’s Condensed Consolidated Statements of Income.

During the six months ended June 30, 2007, the Company (i) disposed of five operating properties and completed partial sales of two operating properties, in separate transactions, for an aggregate sales price of approximately $30.3 million, which resulted in an aggregate gain of approximately $5.8 million, net of income tax of approximately $1.6 million and (ii) transferred one operating property, which was acquired in the first quarter of 2007, to a joint venture in which the Company holds a 15% non-controlling ownership interest for an aggregate price of approximately $4.5 million, which represented the net book value.

Net income for the three and six months ended June 30, 2008 was $94.4 million and $192.8 million, respectively.  Net income for the three and six months ended June 30, 2007 was $128.0 million and $281.8 million, respectively.  On a diluted per share basis, net income was $0.32 and $0.66 for the three and six month period ended June 30, 2008, respectively, as compared to $0.49 and $1.07 for the three and six month period ended June 30, 2007, respectively.  These changes are primarily attributable to (i) a decrease in earnings of approximately $51.9 million related to the Albertson’s investment monetization realized during the corresponding period in 2007, (ii) a decrease in equity in income of real estate joint ventures resulting from lower gains on sales and a decrease in profit participation from the sale/transfer of operating properties in 2007 as compared to 2008, (iii) a decrease in Income from discontinued operations due to fewer property dispositions during 2008 as compared to 2007, partially offset by, (iv) an increase in revenues from rental properties primarily due to acquisitions of operating properties during 2007 and the six months ended June 30, 2008, and (v) an increase in interest, dividends and other investment income resulting from increased gains on sale of certain marketable equity securities and increased investments in marketable securities during the six months ended June 30, 2008.

Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base.  At June 30, 2008, the Company’s five largest tenants were The Home Depot, TJX Companies, Sears Holdings, Kohl’s, and Wal-Mart, which represented approximately 3.2%, 2.8%, 2.4%, 2.1% and 1.8%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s cash flow activities are summarized as follows (in millions):

Six Months Ended
June 30,
	2008	2007
Net cash flow provided by operating activities	$ 271.3	$ 392.8
Net cash flow used for investing activities	$ (507.8)	$ (1,024.4)
Net cash flow provided by financing activities	$ 272.1	$ 396.1

Operating Activities

Cash flows provided from operating activities for the six months ended June 30, 2008, were approximately $271.3 million, as compared to approximately $392.8 million for the comparable period in 2007.  The change of approximately $121.5 million is primarily attributable to (i) a decrease in distributions from joint ventures primarily resulting from a decrease in distribution from the Albertson’s investment in the corresponding period in 2007 for approximately $80.2 million and (ii) an increase in gains on sale of development properties, partially offset by increased cash flows due to (iii) the acquisition of properties during 2008 and 2007 and (iv) growth in rental rates from lease renewals and the completion of certain re-development and development projects.

The Company anticipates that cash flows from operating activities will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short term and long term.  In addition, the Company anticipates that cash on hand, borrowings under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Net cash flow provided by operating activities for the six months ended June 30, 2008, was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2008 and 2007, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) growth in the Company’s joint venture and Preferred Equity programs.

Investing Activities

Cash flows used for investing activities for the six months ended June 30, 2008, were approximately $507.8 million, as compared to approximately $1,024.4 million for the comparable period in 2007.  This decrease in cash utilization of approximately $516.7 million resulted primarily from decreases in (i) the acquisition of and improvements to operating real estate, (ii) the acquisition of and improvements to real estate under development and (iii) the Company’s investment and advances to joint ventures, partially offset by (iv) an increase in cash utilized for investments in marketable securities including the acquisition of the Valad convertible notes during the six months ended June 30, 2008.

Acquisitions of and Improvements to Operating Real Estate -

During the six months ended June 30, 2008, the Company expended approximately $113.1 million towards acquisition of and improvements to operating real estate.

The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace.  During the six months ended June 30, 2008, the Company expended approximately $37.5 million in connection with these major redevelopments and re-tenanting projects.  The Company anticipates its capital commitment toward these and other redevelopment projects during 2008 will be approximately $90.0 million to $110.0 million.  The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving lines of credit.

Investments and Advances to Joint Ventures -

During the six months ended June 30, 2008, the Company expended approximately $97.5 million for investments and advances to real estate joint ventures and received approximately $70.4 million from reimbursements of advances to real estate joint ventures.

Ground-up Development –

The Company is engaged in ground-up development projects which consist of (i) merchant building through the Company’s wholly-owned taxable REIT subsidiaries, which develop neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) U.S. ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Latin America for long-term investment.  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of June 30, 2008, the Company had in progress a total of 55 ground-up development projects including 20 merchant building projects, five U.S. ground-up development projects, and 30 ground-up development projects located throughout Mexico, Chili, Brazil, and Peru.

During the six months ended June 30, 2008, the Company expended approximately $217.2 million in connection with the purchase of land and construction costs related to these projects.  The Company anticipates its capital commitment during 2008 toward these and other development projects will be approximately $300 million to $350 million.  The proceeds from the sales of the completed ground-up development projects, proceeds from construction loans and availability under the Company’s revolving lines of credit are expected to be sufficient to fund these anticipated capital requirements.

Dispositions and Transfers -

During the six months ended June 30, 2008, the Company received net proceeds of approximately $103.6 million relating to the sale of various operating properties and ground-up development projects.

Financing Activities

Cash flows provided by financing activities for the six months ended June 30, 2008, were approximately $272.1 million, as compared to $396.1 million for the comparable period in 2007.  This decrease of approximately $124.0 million resulted primarily from the issuance of $300.0 million in unsecured notes in 2007, partially offset by an increase in borrowings under credit facilities in 2008 as compared to 2007.

It is management’s intention that the Company continually has access to the capital resources necessary to expand and develop its business.  As such, the Company intends to operate with and maintain a conservative capital structure with a level of debt to total market capitalization of 50% or less.  As of June 30, 2008, the Company’s level of debt to total market capitalization was 33%.  In addition, the Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings.  The Company may, from time-to-time, seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives in a manner consistent with its intention to operate with a conservative debt structure.

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

The Company has a $1.5 billion unsecured U.S. revolving credit facility (the "U.S. Credit Facility") with a group of banks, which is scheduled to expire in October 2011.  This credit facility has made available funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional management programs, (iii) development and redevelopment costs, and (iv) any short-term working capital requirements.  Interest on borrowings under the U.S. Credit Facility accrues at LIBOR plus 0.375% and fluctuates in accordance with changes in the Company’s senior debt ratings.  As part of this U.S. Credit Facility, the Company has a competitive bid option whereby the Company may auction up to $750.0 million of its requested borrowings to the bank group.  This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread.  A facility fee of 0.125% per annum is payable quarterly in arrears.  As part of the U.S. Credit Facility, the Company has a $200.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Pounds Sterling, Japanese Yen or Euros.  Pursuant to the terms of the U.S. Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt, and (ii) minimum interest and fixed coverage ratios.  As of June 30, 2008, there was $650.0 million outstanding under this credit facility.

The Company also has a three-year CAD $250.0 million unsecured credit facility with a group of banks. This facility bore interest at the CDOR Rate, as defined, plus 0.45%, and was scheduled to expire in March 2008. During October 2007, the facility was amended to modify the covenant package to conform to the Company’s U.S. Credit Facility.  The facility was further amended in January 2008, to extend the maturity date to 2011, with an additional one-year extension option, at a reduced rate of CDOR plus 0.375%, subject to change in accordance with the Company’s senior debt ratings.  Proceeds from this facility are used for general corporate purposes, including the funding of Canadian denominated investments.  As of June 30, 2008, there was CAD 40.0 million (approximately USD $39.3 million) outstanding balance under this credit facility.

The Company had a three-year MXP 500.0 million unsecured revolving credit facility which bore interest at the TIIE Rate, as defined therein, plus 1.00%, subject to change in accordance with the Company’s senior debt ratings, and was scheduled to mature in May 2008.  During March 2008, the Company obtained a MXP 1.0 billion term loan, which bears interest at a fixed rate of 8.48% and is scheduled to mature in March 2013.  The Company utilized proceeds from this term loan to fully repay the outstanding balance of the MXP 500.0 million unsecured revolving credit facility, which has been terminated.  Remaining proceeds from this term loan were used for funding MXP denominated investments.  As of June 30, 2008, the outstanding balance on this term loan was MXP 1.0 billion (approximately USD $97.1 million).

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

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects.  As of June 30, 2008, the Company had over 390 unencumbered property interests in its portfolio.

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

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly.  Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.  Cash dividends paid for the six months ended June 30, 2008 and 2007 were $226.6 million and $186.8 million, respectively.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure is interest rate risk and fluctuations in foreign currency exchange rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of June 30, 2008, with corresponding weighted-average interest rates sorted by maturity date.  The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instruments’ actual cash flows are denominated in U.S. dollars, Canadian dollars, and Mexican pesos as indicated by geographic description ($ in USD equivalent in thousands).

	2008	2009	2010	2011	2012	2013+	Total	Fair Value
U.S Dollar Denominated Secured Debt Fixed Rate	$58,349	$54,063	$17,591	$44,250	$71,892	$461,266	$707,411	$704,463
Average Interest Rate	7.12%	6.98%	8.47%	7.43%	6.78%	6.17%	6.51%

Variable Rate	$175,084	$148,523	$79,783	-	$3,523	$361	$407,274	$407,274
Average Interest Rate	3.92%	4.15%	4.06%	-	4.47%	5.00%	4.03%

Unsecured Debt Fixed Rate	$125,095	$180,000	$75,872	$358,783	$217,000	$1,527,837	$2,484,587	$2,380,707
Average Interest Rate	4.60%	6.98%	5.53%	6.34%	6.00%	5.47%	5.71%

Variable Rate	$3,584	-	$6,938	$689,274	-	-	$699,796	$699,796
Average Interest Rate	4.97%	-	4.97%	2.89%	-	-	2.92%

Canadian Dollar Denominated
Unsecured Debt Fixed Rate	-	-	$147,276	-	-	$196,368	$343,644	$330,433
Average Interest Rate	-	-	4.45%	-	-	5.18%	4.87%

Mexican Pesos Denominated
Unsecured Debt Fixed Rate	-	-	-	-	-	$97,061	$97,061	$97,061
Average Interest Rate	-	-	-	-	-	8.48%	8.48%

Based on the Company’s variable-rate debt balances, interest expense would have increased by approximately $5.5 million for the six months ended June 30, 2008 if short-term interest rates were 1% higher.

As of June 30, 2008, the Company had (i) Canadian investments totaling CAD $476.0 million (approximately USD $467.3 million) comprised of real estate joint venture investments and marketable securities, (ii) Mexican real estate investments of approximately MXP 8.1 billion (approximately USD $785.6 million), (iii) Chilean real estate investments of approximately 10.7 billion Chilean Pesos (approximately USD $20.5 million), (iv) Peruvian real estate investments of approximately 3.1 million Peruvian Nuevo Sol (approximately USD $1.1 million), (v) Brazilian real estate investments of approximately 22.8 million Brazilian Real (“BRL”) (approximately USD $14.3 million) and (vi) Australian investments in marketable securities of approximately AUD 217.4 million (approximately USD $208.9 million).  The foreign currency exchange risk has been partially mitigated through the use of local currency denominated debt.

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  As of June 30, 2008, the Company has no other material exposure to market risk.

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

Item 1A. Risk Factors

There are no material changes from risk factors as previously disclosed in our Annual Report on form 10-K for the year ended December 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

1.   In connection with the Annual Meeting of Stockholders held on May 13, 2008 (the “Meeting”), stockholders were asked to (I) vote with respect to the election of Directors to serve for the ensuing year, all of whom were elected, (II) consider and vote to increase the number of shares of the Company’s common stock subject to Option under the Company’s 1998 Equity Participation Plan by 5,000,000 shares, which was approved, and (III) ratify the appointment of PricewaterhouseCoopers, LLP as the Company’s independent registered public accounting firm, which was approved.

Votes were cast regarding Proposal I, Proposal II, and Proposal III as follows:

Proposal I - Election of Directors
			Against/
Nominees:	Votes	For	Withheld
Milton Cooper	234,062,666	186,926,687	47,135,979
Richard G. Dooley	234,062,666	138,120,727	95,941,939
Michael J. Flynn	234,062,666	187,208,107	46,854,559
Joe Grills	234,062,666	216,421,845	17,640,821
David B. Henry	234,062,666	187,221,688	46,840,978
F. Patrick Hughes	234,062,666	218,486,541	15,576,125
Frank Lourenso	234,062,666	139,595,939	94,466,727
Richard Saltzman	234,062,666	218,467,174	15,595,492
Philip E. Coviello	234,062,666	227,669,315	6,393,351

Proposal II – To consider and vote to increase the number of shares of the Company’s common stock subject to Option under the Company’s 1998 Equity Participation Plan by 5,000,000 shares, which was approved.

Votes	For	Against	Abstain	Broker Non-Vote

234,062,666	196,281,466	10,637,416	2,184,230	24,959,554

Proposal III - To ratify the appointment of PricewaterhouseCoopers, LLP as the Company's independent registered public accounting firm, which was approved.

Votes	For	Against	Abstain

234,062,666	231,061,543	934,643	2,066,480

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

KIMCO REALTY CORPORATION

August 11, 2008	/s/ Milton Cooper
(Date)	Milton Cooper
Chairman of the Board

August 11, 2008	/s/ Michael V. Pappagallo
(Date)	Michael V. Pappagallo
Chief Financial Officer