Form 10-Q
period 2008-09-30
KIMCO REALTY CORP
filed 2008-11-10
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

 [X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

266,284,199 shares outstanding as of October 24, 2008.

PART I

FINANCIAL INFORMATION

KIMCO REALTY CORPORATION AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

 (in thousands, except share information)

	September 30,	December 31,
	2008	2007
Assets:
Operating real estate, net of accumulated depreciation
of $1,116,523 and $977,444, respectively	$ 5,520,735	$ 5,203,185
Investments and advances in real estate joint ventures	1,265,109	1,246,917
Real estate under development	1,250,276	1,144,406
Other real estate investments	582,659	615,016
Mortgages and other financing receivables	210,995	153,847
Cash and cash equivalents	124,091	87,499
Marketable securities	348,748	212,988
Accounts and notes receivable	109,710	88,017
Other assets	344,339	345,941
Total assets	$ 9,756,662	$ 9,097,816

Liabilities:
Notes payable	$ 3,247,729	$ 3,131,765
Mortgages payable	882,254	838,736
Construction loans payable	266,091	245,914
Dividends payable	128,964	112,052
Other liabilities	443,628	426,616
Total liabilities	4,968,666	4,755,083
Minority interests	532,692	448,159
Commitments and contingencies

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 3,232,000 shares
Class F Preferred Stock, $1.00 par value, authorized 700,000 shares
Issued and outstanding 700,000 shares	700	700
Aggregate liquidation preference $175,000
Class G Preferred Stock, $1.00 par value, authorized 184,000 shares	184	184
Issued and outstanding 184,000 shares
Aggregate liquidation preference $460,000
Common stock, $.01 par value, authorized 750,000,000
Issued 266,779,187 and 253,350,144, respectively
Outstanding 266,232,607 and 252,803,564, respectively	2,662	2,528
Paid-in capital	4,139,789	3,677,509
Retained earnings	124,458	180,005
	4,267,793	3,860,926
Accumulated other comprehensive income	(12,489)	33,648
Total stockholders' equity	4,255,304	3,894,574
Total liabilities and stockholders' equity	$ 9,756,662	$ 9,097,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues from rental property	$ 190,503	$ 172,237	$ 563,381	$ 497,424

Rental property expenses:
Rent	(3,320)	(3,029)	(9,804)	(9,010)
Real estate taxes	(24,012)	(20,764)	(70,811)	(58,798)
Operating and maintenance	(26,824)	(21,515)	(77,845)	(64,514)

Mortgage and other financing income	5,136	4,084	13,601	11,809
Management and other fee income	12,959	12,700	35,817	43,486
Depreciation and amortization	(52,939)	(47,813)	(152,674)	(135,322)
General and administrative expenses	(30,992)	(29,552)	(81,442)	(77,041)
Interest, dividends and other investment income	1,190	16,082	38,932	30,637
Other expense, net	(1,643)	(1,283)	(1,869)	(5,930)
Interest expense	(52,775)	(58,830)	(160,336)	(157,374)

Income from continuing operations before income taxes, income from other real estate investments, equity in income of joint ventures, minority interests in income and gain on sale of development properties	17,283	22,317	96,950	75,367

(Provision)/benefit for income taxes	(12,336)	(348)	(20,607)	32,740

Income from other real estate investments	24,032	19,846	77,444	66,815
Equity in income of joint ventures, net	78,469	39,310	138,016	111,685
Minority interests in income, net	(11,858)	(10,660)	(26,337)	(24,513)
Gain on sale of development properties net of tax of $1,863, $3,352, $13,699 and $8,487 respectively	2,795	5,028	20,549	12,731

Income from continuing operations	98,385	75,493	286,015	274,825

Discontinued operations:
Income from discontinued operating properties	350	2,047	5,385	33,985
Minority interests in income	(148)	(178)	(1,281)	(5,698)
Loss on operating properties held for sale/sold	-	-	-	(1,832)
Gain on disposition of operating properties	8,809	267	9,531	5,538
Income from discontinued operations	9,011	2,136	13,635	31,993

Gain on transfer of operating properties	1,188	-	1,188	-
Gain on sale of operating properties, net of tax	-	376	587	2,708
Total gain on transfer or sale of operating properties, net of tax	1,188	376	1,775	2,708

Income before extraordinary item	108,584	78,005	301,425	309,526

Extraordinary gain from joint venture resulting from purchase price allocation, net of tax and minority interest	-	-	-	50,265

Net income	108,584	78,005	301,425	359,791

Preferred stock dividends	(11,822)	(2,909)	(35,466)	(8,728)

Net income available to common shareholders	$ 96,762	$ 75,096	$ 265,959	$ 351,063

Per common share:
Income from continuing operations:
-Basic	$ 0.34	$ 0.29	$ 0.99	$ 1.07
-Diluted	$ 0.34	$ 0.28	$ 0.98	$ 1.05
Net income :
-Basic	$ 0.38	$ 0.30	$ 1.05	$ 1.39
-Diluted	$ 0.37	$ 0.29	$ 1.03	$ 1.37

Weighted average shares:
-Basic	256,164	252,327	254,286	251,925
-Diluted	258,933	256,497	257,376	257,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September  30, 2008 and 2007

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income	$ 108,584	$ 78,005	$ 301,425	$ 359,791
Other comprehensive income:
Change in unrealized loss on marketable securities	(38,848)	(8,129)	(70,763)	(7,513)
Change in unrealized gain/(loss) on interest rate swaps	376	-	(318)	-
Change in unrealized (loss)/gain on foreign currency hedge agreements	-	(197)	-	1,243
Change in foreign currency translation adjustment	21,345	3,385	24,944	6,497

Other comprehensive income	(17,127)	(4,941)	(46,137)	227

Comprehensive income	$ 91,457	$ 73,064	$ 255,288	$ 360,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flow from operating activities:
Net income	$ 301,425	$ 359,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153,603	137,884
Extraordinary item	-	(50,265)
Loss on operating properties held for sale/sold/transferred	-	1,832
Gain on sale of development properties	(34,248)	(21,218)
Gain on sale/transfer of operating properties	(11,306)	(9,800)
Minority interests in income of partnerships, net	27,618	30,212
Equity in income of joint ventures, net	(138,016)	(111,685)
Income from other real estate investments	(71,209)	(54,852)
Distributions from joint ventures	208,044	302,946
Cash retained from excess tax benefits	(1,928)	(2,408)
Change in accounts and notes receivable	(16,710)	(997)
Change in accounts payable and accrued expenses	45,513	41,649
Change in other operating assets and liabilities	16,517	(62,762)
Net cash flow provided by operating activities	479,303	560,327

Cash flow from investing activities:
Acquisition of and improvements to operating real estate	(202,807)	(937,834)
Acquisition of and improvements to real estate under development	(311,065)	(502,998)
Investment in marketable securities	(263,947)	(35,127)
Proceeds from sale of marketable securities	52,212	32,670
Proceeds from transferred operating/development properties	32,400	61,211
Investments and advances to real estate joint ventures	(131,436)	(330,550)
Reimbursements of advances to real estate joint ventures	85,815	198,420
Other real estate investments	(57,860)	(177,030)
Reimbursements of advances to other real estate investments	65,256	81,380
Investment in mortgage loans receivable	(68,525)	(85,601)
Collection of mortgage loans receivable	37,914	65,906
Other investments	(19,466)	(20,439)
Reimbursements of other investments	17,189	53,228
Proceeds from sale of operating properties	74,185	59,450
Proceeds from sale of development properties	47,811	175,871
Net cash flow used for investing activities	(642,324)	(1,361,443)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(61,004)	(67,964)
Principal payments on rental property debt	(10,763)	(10,812)
Principal payments on construction loan financings	(23,473)	(53,903)
Proceeds from mortgage/construction loan financings	66,438	117,293
Borrowings under unsecured revolving credit facilities	536,443	627,369
Repayment of borrowings under unsecured revolving credit facilities	(272,886)	(938)
Proceeds from issuance of unsecured senior notes	-	300,000
Repayment of unsecured senior notes	(125,000)	(105,000)
Financing origination costs	(2,848)	(4,369)
Redemption of minority interests in real estate partnerships	(14,020)	(59,334)
Dividends paid	(340,060)	(280,526)
Cash retained from excess tax benefits	1,928	2,408
Proceeds from issuance of stock	444,858	37,266
Net cash flow provided by financing activities	199,613	501,490

Change in cash and cash equivalents	36,592	(299,626)

Cash and cash equivalents, beginning of period	87,499	345,065
Cash and cash equivalents, end of period	$ 124,091	$ 45,439

Interest paid during the period (net of capitalized interest of $22,343, and $19,549, respectively)	$ 141,675	$ 133,611

Income taxes paid during the period	$ 10,906	$ 12,323

The accompanying notes are an integral part of these condensed consolidated financial statements..

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

______________

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

Earnings Per Share -

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Computation of Basic Earnings Per Share:

Income from continuing operations before extraordinary gain	$98,385	$75,493	$286,015	$274,825

Gain on transfer of operating properties	1,188	-	1,188	-

Gain on sale of operating properties, net of tax	-	376	587	2,708

Preferred stock dividends	(11,822)	(2,909)	(35,466)	(8,728)

Income from continuing operations before extraordinary gain applicable to common shares	87,751	72,960	252,324	268,805

Income from discontinued operations	9,011	2,136	13,635	31,993

Extraordinary gain	-	-	-	50,265

Net income applicable to common shares	$96,762	$75,096	$265,959	$351,063

Weighted average common shares outstanding	256,164	252,327	254,286	251,925

Basic Earnings Per Share:

Income from continuing operations before extraordinary gain	$0.34	$0.29	$0.99	$1.07
Income from discontinued operations	0.04	0.01	0.06	0.12
Extraordinary gain	-	-	-	0.20
Net income	$0.38	$0.30	$1.05	$1.39

Computation of Diluted Earnings Per Share:
Income from continuing operations before extraordinary gain for diluted earnings per share	$87,751	$72,960	$252,324	$268,805

Distributions on convertible units (a)	5	-	5	-

Income from discontinued operations	9,011	2,136	13,635	31,993

Extraordinary gain	-	-	-	50,265

Net income for diluted earnings per common share	$96,767	$75,096	$265,964	$351,063

Weighted average common shares outstanding – basic	256,164	252,327	254,286	251,925

Effect of dilutive securities: Stock options	2,748	4,170	3,069	5,165

Assumed conversion of convertible units (a)	21	-	21	-

Shares for diluted earnings per common share	258,933	256,497	257,376	257,090

Diluted Earnings Per Share:
Income from continuing operations before extraordinary gain	$0.34	$0.28	$0.98	$1.05
Income from discontinued operations	0.03	0.01	0.05	0.12
Extraordinary gain	-	-	-	0.20
Net income	$0.37	$0.29	$1.03	$1.37

(a)

For the three and nine months ended September 30, 2008 and 2007, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

There were approximately 8,056,555 and 2,971,150 stock options that were anti-dilutive at September 30, 2008 and 2007, respectively.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination and (iv) requires expensing of transaction costs associated with a business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.  The Company is currently assessing the impact the adoption of SFAS No. 141(R) will have on the Company’s financial position and results of operations.

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

In March 2008, the FASB issued FAS 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133", (“SFAS No. 161”) which amends and expands the disclosure requirements of FAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008, with early application encouraged.  SFAS No. 161 also encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s disclosures.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 removes the requirement under SFAS No. 142, Goodwill and Other Intangible Assets to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. FSP 142-3 also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of FSP 142-3 is not expected to have a material impact on the Company’s financial position and results of operations.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," (“EITF 03-6-1”), which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, "Earnings per Share."  EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited.  All prior-period earnings per share data presented are to be adjusted retrospectively. The Company adoption of EITF 03-6-1 is not expected to have a material impact on the Company’s financial position and results of operations.

2.

Operating Property Activities

Acquisitions –

During the nine months ended September 30, 2008, the Company acquired, in separate transactions, 10 operating properties, comprising an aggregate 1.2 million square feet of a gross leasable area (“GLA”), for an aggregate purchase price of approximately $215.9 million including the assumption of approximately $96.2 million of non-recourse mortgage debt encumbering four of the properties.  Details of these transactions are as follows (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt Assumed	Total	GLA

108 West Germania	Chicago, IL	Jan-08	$ 9,250	$ -	$ 9,250	41

1429 Walnut St	Philadelphia, PA	Jan-08	22,100	6,400	28,500	76

168 North Michigan Ave	Chicago, IL	Jan-08 (1)	13,000	-	13,000	74

118 Market St	Philadelphia, PA	Feb-08 (1)	600	-	600	1

Alison Building	Philadelphia, PA	Apr-08 (1)	15,875	-	15,875	58

Lorden Plaza	Milford, NH	Apr-08	5,650	26,000	31,650	149

East Windsor Village	East Windsor, NJ	May-08 (2)	10,370	19,780	30,150	249

Valinhos	Valinhos, Brazil	Jun-08 (3)	17,384	-	17,384	121

Vicuna Mackenna	Santiago, Chile	Aug-08 (4)	4,025	-	4,025	26

Potomac Run Plaza	Sterling, VA	Sep-08 (5)	21,430	44,046	65,476	361
			$ 119,684	$ 96,226	$ 215,910	1,156

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

4)

The Company provided a $3.0 million equity investment to a newly formed joint venture in which the Company has a 75% economic interest for the acquisition of this operating property and has determined under the provisions of FIN 46(R) that this joint venture is a VIE and that the Company is the primary beneficiary.  As such, the Company has consolidated this entity for accounting and reporting purposes.

5)

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

Land	$55,323
Buildings	121,927
Above Market Rents	2,167
Below Market Rents	(8,926)
In-Place Leases	6,879
Other Intangibles	2,739
Building Improvements	28,589
Tenant Improvements	7,147
Mortgage Fair Value Adjustment	65
$215,910

Dispositions -

During the nine months ended September 30, 2008, the Company disposed of four operating properties and a portion of two operating properties, in separate transactions, for an aggregate sales price of approximately $30.5 million, which resulted in an aggregate gain of approximately $10.1 million.  In addition, the Company partially recognized deferred gains of approximately $1.2 million on three properties relating to their transfer and partial sale in connection with the Kimco Income Fund II transaction described below.

During 2007 the Company transferred 11 operating properties to a wholly-owned consolidated joint venture, Kimco Income Fund II (“KIF II”), for an aggregate purchase price of approximately $278.2 million, including non-recourse mortgage debt of $180.9 million, encumbering 11 of the properties.  During 2008, the Company transferred an additional three properties for $73.9 million, including $50.6 million in non-recourse mortgage debt.  During the nine months ended September 30, 2008 the Company sold a 26.4% non-controlling ownership interest in the entity to third parties for approximately $32.5 million, which approximated the Company’s cost.  The Company continues to consolidate this entity.

Additionally, during the nine months ended September 30, 2008, the Company disposed of an operating property for approximately $21.4 million.  The Company provided seller financing for approximately $3.6 million, which bears interest at 10% per annum and is scheduled to mature on May 1, 2011.  Due to the terms of this financing the Company has deferred its gain of $3.7 million from this sale.

Additionally, during the nine months ended September 30, 2008, a consolidated joint venture in which the Company had a preferred equity investment disposed of a property for a sales price of approximately $35.0 million. As a result of this capital transaction, the Company received approximately $3.5 million of profit participation, before minority interest of approximately $1.1 million.  This profit participation has been recorded as income from other real estate investments and is reflected in Income from discontinued operating properties in the Company’s Condensed Consolidated Statements of Income.

During the nine months ended September 30, 2008, FNC Realty Corporation, a consolidated entity in which the Company holds a 53% controlling ownership interest, disposed of a property for a sales price of approximately $3.3 million.  This transaction resulted in a pre-tax profit of approximately $2.1 million, before minority interest of $1.0 million. This income has been recorded as Income from other real estate investments in the Company’s Condensed Consolidated Statements of Income.

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

The components of income and expense relating to discontinued operations for the three and nine months ended September 30, 2008 and 2007 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2008 and 2007 and the operations for the applicable period for those assets classified as held-for-sale as of September 30, 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Discontinued operations:
Revenues from rental property	$668	$2,201	$3,696	$8,198
Rental property expenses	(244)	(793)	(830)	(2,984)
Depreciation and amortization	(81)	(751)	(930)	(2,563)
Interest expense	6	(153)	(116)	(452)
Income from other real estate investments	-	1,412	3,451	34,709
Other income/(expense)	1	131	114	(2,923)

Income from discontinued operating properties	350	2,047	5,385	33,985

Minority interests in income	(148)	(178)	(1,281)	(5,698)

Loss on operating properties held for sale/sold	-	-	-	(1,832)

Gain on disposition of operating properties	8,809	267	9,531	5,538

Income from discontinued operations	$9,011	$2,136	$13,635	$31,993

During the nine months ended September 30, 2008, the Company classified as held-for-sale three shopping center properties comprising approximately 0.2 million square feet of GLA.  The book value of each of these properties, aggregating approximately $10.7 million, net of accumulated depreciation of approximately $10.5 million, did not exceed each of their estimated fair value.  As a result, no adjustment of property carrying value has been recorded.  The Company’s determination of the fair value for these properties, aggregating approximately $22.5 million, is based upon executed contracts of sale with third parties less estimated selling costs.  During the nine months ended September 30, 2008, the Company reclassified two properties previously classified as held-for-sale into held-for-use.

4.

Ground-Up Development

The Company is engaged in ground-up development projects which consist of (i) merchant building through the Company’s wholly-owned taxable REIT subsidiaries, which develop neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) U.S. ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Latin America for long-term investment. The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of September 30, 2008, the Company had 54 ground-up development projects with a total of 47 ground-up development projects in progress, consisting of 13 merchant building projects, three U.S. ground-up development projects, and 31 ground-up development projects located throughout Mexico, Chile, Brazil, and Peru.

Merchant Building -

During the nine months ended September 30, 2008, the Company acquired three land parcels, in separate transactions, for an aggregate purchase price of approximately $9.7 million.

During the nine months ended September 30, 2008, the Company sold, in separate transactions, (i) one completed merchant building project, (ii) 15 out-parcels, (iii) a partial sale of one property and (iv) a partnership interest in one project for aggregate proceeds of approximately $64.3 million and received approximately $4.1 million of proceeds from completed earn-out requirements on three previously sold merchant building projects.  These sales resulted in gains of approximately $20.5 million, net of income taxes of $13.7 million.

During the nine months ended September 30, 2008, the Company obtained construction financing on three ground-up development projects with total loan commitment amounts up to $35.4 million, of which $7.1 million was outstanding as of September 30, 2008.  As of September 30, 2008, total loan commitments on the Company’s 16 outstanding construction loans aggregated approximately $371.7 million of which approximately $266.1 million has been funded.  These loans have scheduled maturities ranging from two months to 45 months (excluding any extension options which may be available to the Company) and bear interest at rates ranging from 5.30% to 6.18% at September 30, 2008.

Long-term Investment Projects -

During the nine months ended September 30, 2008, the Company acquired (i) nine land parcels located throughout Mexico for an aggregate purchase price of approximately 512.7 million Mexican Pesos (“MXP”) (approximately USD $48.8 million), (ii) one land parcel located in Lima, Peru for a purchase price of approximately 1.9 million Peruvian Nuevo Sol (“PEN”) (approximately USD $0.7 million) and (iii) one land parcel located in Vina Del Mar, Chile for a purchase price of approximately 7.7 billion Chilean Pesos (“CLP”) (approximately USD $15.7 million).  Six of the land parcels in Mexico will be held for investment or possible future development.  The remaining five land parcels will be developed into retail centers aggregating approximately 1.0 million square feet of gross leasable area with a total estimated aggregate project cost of approximately USD $123.7 million.

Additionally, during the nine months ended September 30, 2008, the Company acquired, through an existing consolidated joint venture, a redevelopment property in Bronx, NY, for a purchase price of approximately $5.2 million.  The property will be redeveloped into a retail center with a total estimated project cost of approximately $17.7 million.

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

As of May 12, 2006, Kimsouth had approximately $133.0 million of net operating loss carry-forwards (“NOLs”) which could be utilized to offset future taxable income of Kimsouth.  The Company evaluated the need for a valuation allowance based on projected taxable income and determined that a valuation allowance of approximately $34.2 million was required.  As such, a purchase price adjustment of $17.5 million was recorded.  As of December 31, 2007, Kimsouth had a remaining valuation allowance of approximately $3.1 million.

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

During the nine months ended September 30, 2008, the Albertson’s joint venture disposed of 121 operating properties for an aggregate sales price of approximately $564.0 with a gain of approximately $552.3 million, which resulted in a gain to Kimsouth of approximately $73.1 million.  During the nine months ended September 30, 2008, Kimsouth recognized equity in income from the Albertson’s joint venture of approximately $63.4 million, before taxes.  As a result of these transactions, Kimsouth had fully reduced its valuation allowance and utilized all of its remaining NOL’s.

Additionally, during the nine months ended September 30, 2008, the Albertson’s joint venture acquired five operating properties and four leasehold properties for approximately $23.2 million, including the assumption of approximately $5.8 million in non-recourse mortgage debt encumbering one of the properties.

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

Immediately following the merger, the Company commenced its joint venture agreements with Prudential Real Estate Investors (“PREI”) through three separate accounts managed by PREI.  In accordance with the joint venture agreements, all Pan Pacific assets and respective non-recourse mortgage debt and a newly obtained $1.2 billion credit facility used to fund the transaction were transferred to the separate accounts.  PREI contributed approximately $1.1 billion on behalf of institutional investors in three of its portfolios.  The Company holds a 15% non-controlling ownership interest in each of the joint ventures, collectively, KimPru. The Company accounts for its investment in KimPru under the equity method of accounting.  In addition, the Company manages the portfolios and earns acquisition fees, leasing commissions, property management fees and construction management fees.  For the nine months ended September 30, 2008 and 2007, the Company earned management fees of approximately $8.3 million and $7.9 million, respectively.  The Company also earned other transaction related fees of approximately $6.2 million during the nine months ended September 30, 2007.

During the nine months ended September 30, 2008, KimPru sold four operating properties for an aggregate sales price of approximately $45.3 million.  Proceeds from this property sale were used to repay a portion of the outstanding balance on the $1.2 billion credit facility.

During August 2008, KimPru entered into a new $650.0 million credit facility which matures in August 2009, with the option to extend for one year and bears interest at a rate of LIBOR plus 1.15%.  This facility is guaranteed by the Company with a guarantee from PREI to the Company for 85% of any guaranty payment the Company is obligated to make. Proceeds from this new credit facility were used to repay the outstanding balance of $658.7 million under the $1.2 billion credit facility, referred to above, which was scheduled to mature in October 2008 and bore interest at a rate of LIBOR plus 0.45%. As of September 30, 2008, the outstanding balance on the new credit facility was $650.0 million.

As of September 30, 2008, the KimPru portfolio was comprised of 106 shopping center properties aggregating approximately 16.0 million square feet of GLA located in 5 states.

Kimco Income REIT (“KIR”) -

The Company holds a 45% non-controlling limited partnership interest in KIR and accounts for its investment under the equity method of accounting.  KIR has a master management agreement with the Company, whereby, the Company performs services for fees relating to the management, operation, supervision and maintenance of the joint venture properties.  For the nine months ended September 30, 2008 and 2007, the Company earned management fees of approximately $2.0 million and $2.7 million, respectively.

During the nine months ended September 30, 2008, KIR refinanced five non-recourse mortgages aggregating approximately $109.1 million which were scheduled to mature in 2008 and bore interest at rates ranging from 6.57% to 6.94%, with five individual non-recourse mortgages aggregating approximately $180.3 million, bearing interest at rates ranging from 6.0% to 6.5% with maturity dates ranging from 2015 to 2018.

During the nine months ended September 30, 2008, KIR disposed of one operating property for a sales price of approximately $1.9 million.  This sale resulted in an aggregate loss of approximately $0.6 million of which the Company’s share was approximately $0.3  million.

As of September 30, 2008, the KIR portfolio was comprised of 62 operating properties aggregating 13.1 million square feet of GLA located in 18 states.

Other Real Estate Joint Ventures -

During the nine months ended September 30, 2008, the Company acquired 14 operating properties, one leasehold interest and two land parcels through joint ventures in which the Company has non-controlling interests for an aggregate purchase price of approximately $195.8 million including the assumption of approximately $90.1 million of non-recourse mortgage debt encumbering 11 of the properties.  The Company accounts for its investment in these joint ventures under the equity method of accounting.  The Company’s aggregate investment resulting from these transactions was approximately $60.1 million.  Details of these transactions are as follows (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt	Total

Intown Suites (2 extended stay residential properties, 299 units)	Houston, TX	Feb-08	$ 8,750	$ -	$ 8,750

American Industries (land parcel)	Chihuahua, Mexico	Feb-08	1,933	-	1,933

American Industries	Monterrey, Mexico	Apr-08	8,700	-	8,700

Little Ferry(leasehold interest)	Little Ferry, NJ	June-08	5,000	-	5,000

H & R Portfolio (10 retail properties)	Various, Canada	June-08	72,337	81,075	153,412

Tacoma Plaza	Dartmouth, Canada	Sept-08	8,714	9,026	17,740

American Industries (land parcel)	San Luis Potosi, Mexico	Sept-08	224	-	224
			$ 105,658	$ 90,101	$ 195,759

In addition, two joint venture investments in which the Company holds a 50% interest in each obtained individual non-recourse mortgages totaling $77.0 million. These mortgages have interest rates ranging from 6.38% to 6.47% and maturities ranging from 2018 to 2019. Proceeds from these mortgages were used to retire $36.0 million of mortgage debt encumbering two properties held by the joint ventures.

The Company’s maximum exposure to losses associated with its Investments and advances in real estate joint ventures is primarily limited to its carrying value which was approximately $1.3 billion as of September 30, 2008.

7.

Other Real Estate Investments

Preferred Equity Capital -

The Company maintains a preferred equity program, which provides capital to developers and owners of real estate.  During the nine months ended September 30, 2008, the Company provided an aggregate of approximately $39.0 million in investment capital to developers and owners of 25 real estate properties.  As of September 30, 2008, the Company’s net investment under the Preferred Equity program was approximately $554.7 million relating to 632 properties, including 402 net leased properties.  During the nine months ended September 30, 2008, the Company earned approximately $58.9 million from these investments, including $24.4 million in profit participation earned from eight capital transactions.  During the nine months ended September 30, 2007, the Company earned approximately $54.7 million from these investments including $30.3 million in profit participation earned from 18 capital transactions.

Included in the capital transactions described above for the nine months ended September 30, 2008, was the sale of the Company’s preferred equity investment in an operating property to its partner for approximately $29.5 million.  The Company provided seller financing to the partner for approximately CAD 24.0 million (approximately USD $23.5 million), which bears interest at a rate of 8.5% per annum and has a maturity date of June 2013.  This sale resulted in profit participation of approximately USD $10.8 million.

Other-

Additionally, during the nine months ended September 30, 2008, the Company sold its 18.7% interest in a real estate company located in Mexico for approximately $23.2 million resulting in a gain of approximately $7.2 million.

8.

Mortgages and Other Financing Receivables

During April 2007, the Company provided a $30.0 million Debtor-in-Possession (“DIP”) facility to a medical center. The DIP facility bore interest at LIBOR plus 400 basis points per annum and was collateralized by certain real estate interests of the borrower. The loan was scheduled to mature at the earlier of (i) two years or (ii) the borrower’s emergence from bankruptcy. During February 2008, the medical center was sold as part of the borrower’s exit from bankruptcy and the outstanding balance on the DIP facility of approximately $14.7 million was paid in full. As a result of this transaction the Company provided the purchaser of the medical center a loan of up to $17.5 million which bears interest at LIBOR plus 600 basis points (9.9% at September 30, 2008) and has a maturity date of February 2009, with an option to extend for one year. As of September 30, 2008, the outstanding balance on this loan was approximately $16.0 million.

During April 2008, the Company provided approximately $25.0 million as its share of a $195.0 million five year secured term loan to a retail company.  This loan bears interest at LIBOR plus 12.5% or Prime plus 11.5% per annum determinable at the option of the borrower, based on each Interest Period, as defined. As of September 30, 2008, the Company’s outstanding balance on this loan participation was approximately $18.1 million.

During September 2008, the Company provided $18.0 million as its share of a five-year $50.0 million term loan to a retailer.  The loan bears interest at the greater of LIBOR plus 8% or 12% in the first year and the greater of LIBOR plus 12% or 16% in the remaining years, which is payable monthly with any unpaid accrued interest and principal payable at maturity.  As of September 30, 2008, the outstanding balance on this loan was approximately $18.0 million.

9.

Marketable Securities

During February 2008, the Company acquired an aggregate $190 million Australian denominated (“AUD”) (approximately $170.1 million USD) convertible notes issued by a subsidiary of Valad Property Group (“Valad”), a publicly traded Australian company listed on the Australian stock exchange that is a diversified, property fund manager, investor, developer, and property investment banker with property investments in Australia, Europe and Asia.  The notes are guaranteed by Valad and bear interest at 9.5% payable semi-annually in arrears.  The notes are repayable after five years with an option for Valad to extend up to 18 months, subject to certain interest rate and conversion price resets.  The notes are convertible anytime into publicly traded Valad securities at a price of AUD$1.33.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the Company has bifurcated the conversion option within the Valad convertible notes and will separately account for this option as an embedded derivative.  The original host instrument is recorded at fair value and is included in Marketable securities on the Company’s Condensed Consolidated Balance Sheets with changes in the fair value recorded through Stockholders’ equity as a component of other comprehensive income.  At September 30, 2008, the Company had an unrealized loss associated with these notes of approximately $14.1 million.  Interest payments on the notes are current and all amounts due in accordance with contractual terms are considered probable by the Company.  The Company has the intent and ability to hold the notes to maturity and therefore, does not believe that the decline in value at September 30, 2008, is other-than-temporary.  The embedded derivative is recorded at fair value and is included in Other assets on the Company’s Condensed Consolidated Balance Sheets with changes in fair value recognized in the Company’s Condensed Consolidated Statements of Income.  The value attributed to the embedded convertible option was approximately AUD 14.3 million, (approximately USD $13.8 million).  As a result of the fair value remeasurement of this derivative instrument at September 30, 2008, there was an AUD 9.4 million (approximately USD $8.6 million) unrealized decrease in the fair value of the convertible option.  This unrealized decrease is included in Other expense, net on the Company’s Condensed Consolidated Statements of Income.

During the nine months ended September 30, 2008, the Company received approximately $50.3 million in proceeds from the sale of certain marketable securities.  The Company recognized gross realizable gains of approximately $15.9 million and gross realizable losses of approximately $1.9 million from its marketable securities during the nine months ended September 30, 2008.

For each of the securities in the Company’s portfolio with unrealized losses, the Company reviews the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline.  In the Company’s evaluation, the Company considers its ability and intent to hold these investments for a reasonable period of time sufficient for the Company to recover its cost basis.  During the nine months ended September 30, 3008, the Company determined that the decline in three of its marketable securities was other-than-temporary and therefore wrote down such investments to their respective market values.  As a result, the Company realized approximately $9.7 million in marketable security impairment losses.

At September 30, 2008, the Company’s investment in marketable securities was approximately $348.7 million which includes an aggregate unrealized loss of approximately $49.2 million related to marketable equity security investments.  The Company does not believe that the declines in value of any of its securities with unrealized losses are other-than-temporary at September 30, 2008.

The unrealized loss of $49.2 million includes an unrealized loss of $33.4 million related to the Company’s investment in 62.1 million shares of Valad equity securities at an average cost of $0.77 per share.   The amount of unrealized loss has further increased subsequent to September 30, 2008. In determining that the unrealized loss associated with this investment was not other-than-temporary the Company considered both positive and negative factors including that the unrealized loss on this security has been for less than four months, the overall state of current market conditions which have negatively impacted equity securities in general, net asset per share amounts provided by the issuing investee and securities analysis exceed the Company’s cost basis per share and  conditions related to the financial health of the investee including the adequacy of their liquidity and their underlying profitability.

The Company will continue to assess declines in value of its marketable securities on an on going basis.  Based on these assessments, the Company may determine that a decline in value for one or more of its investments may be other-than-temporary and would therefore write-down its cost basis accordingly.

10.

Notes Payable

The Company had a three-year MXP 500.0 million unsecured revolving credit facility which bore interest at the TIIE Rate, as defined therein, plus 1.00%, subject to change in accordance with the Company’s senior debt ratings, and was scheduled to mature in May 2008.  During March 2008, the Company obtained a MXP 1.0 billion term loan, which bears interest at a fixed rate of 8.48% and is scheduled to mature in March 2013.  The Company utilized proceeds from this term loan to fully repay the outstanding balance of the MXP 500.0 million unsecured revolving credit facility, which has been terminated.  Remaining proceeds from this term loan were used for funding MXP denominated investments.  As of September 30, 2008, the outstanding balance on this term loan was MXP 1.0 billion (approximately USD $99.7 million).

During the nine months ended September 30, 2008, the Company repaid its $100.0 million 3.95% medium term notes, which matured on August 5, 2008 and its $25.0 million 7.2% senior notes, which matured on September 15, 2008.

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

 To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2008 (in thousands):

	Balance at September 30, 2008	Level 1	Level 2	Level 3
Assets:
Marketable securities	$ 105,734	$ 105,734	$ -	$ -
Convertible notes	$ 145,156	$ -	$ 145,156	$ -
Conversion option	$ 4,027	$ -	$ 4,027	$ -
Liabilities:
Interest rate swaps	$ 346	$ -	$ 346	$ -

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2008.

12.

Common Stock Transactions

During September 2008, the Company completed a primary public stock offering of 11,500,000 shares of the Company’s common stock.  The net proceeds from this sale of common stock, totaling approximately $409.4 million (after related transaction costs of $0.6 million) were used to partially repay the outstanding balance under the Company’s U.S. revolving credit facility.

13.

Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the nine months ended September 30, 2008 and 2007 (in thousands):

	2008	2007
Acquisition of real estate interests by assumption of mortgage debt	$ 96,226	$ 51,445

Acquisition of real estate interests through proceeds held in escrow	$ -	$ 68,031

Disposition/transfer of real estate interests by origination of mortgage debt	$ 27,175	$ -

Proceeds held in escrow through sale of real estate interests	$ 11,195	$ -

Investment in real estate joint venture by contribution of properties	$ -	$ 740

Deconsolidation of Joint Venture:
Decrease in real estate and other assets	$ -	$ 113,074
Decrease in construction loan and other liabilities	$ -	$ 113,074

Declaration of dividends paid in succeeding period	$ 128,964	$ 103,976

14.

Incentive Plans

The Company maintains an equity participation plan (the “Plan”) pursuant to which a maximum of 47,000,000 shares of the Company’s common stock may be issued for qualified and non-qualified options and restricted stock grants.  Unless otherwise determined by the Board of Directors at its sole discretion, options granted under the Plan generally vest ratably over a range of three to five years, expire ten years from the date of grant and are exercisable at the market price on the date of grant.  Restricted stock grants vest 100% on the fourth or fifth anniversary of the grant.  In addition, the Plan provides for the granting of certain options and restricted stock to each of the Company’s non-employee directors (the “Independent Directors”) and permits such Independent Directors to elect to receive deferred stock awards in lieu of directors’ fees.

The Company recognized stock options expense of approximately $9.1 million and $9.0 million for the nine months ended September 30, 2008 and 2007, respectively.  As of September 30, 2008, the Company had approximately $36.3 million of total unrecognized compensation cost related to unvested stock compensation granted under the Company’s Plan.  That cost is expected to be recognized over a weighted average period of approximately 3.6 years.

15.

Pro Forma Financial Information

As discussed in Note 2, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the nine months ended September 30, 2008.  The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Income for the nine months ended September 30, 2008 and 2007, adjusted to give effect to these transactions at the beginning of each year.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations.  (Amounts presented in millions, except per share figures.)

	Nine Months ended September 30,
	2008	2007

Revenues from rental property	$575.6	$513.1
Income before extraordinary gain	$288.3	$277.1
Net income	$288.3	$327.3

Income before extraordinary gain per common share:
Basic	$0.98	$1.07
Diluted	$0.98	$1.04
Net income per common share:
Basic	$0.98	$1.26
Diluted	$0.98	$1.24

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general U.S. and international economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) store closings by tenants, (iv) financing risks, such as the inability to obtain equity, debt or other sources of financing on favorable terms, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates, (vii) the availability of suitable acquisition opportunities and (viii) increases in operating costs.  Accordingly, there is no assurance that the Company’s expectations will be realized.

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.  These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers.  As of September 30, 2008, the Company had interests in 1,945 properties, totaling approximately 182.0 million square feet of gross leaseable area (“GLA”) located in 45 states, Puerto Rico, Canada, Mexico, Chile, Brazil, and Peru.

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

The Company’s strategy is to maintain a strong balance sheet while investing opportunistically and selectively. The Company intends to continue to execute its plan of delivering solid earnings and dividends.

Results of Operations

Comparison three months ended September 30, 2008 to 2007

	Three Months Ended
	September 30,		Increase/ (Decrease)
	2008	2007		% change
	(amounts in millions)
Revenues from rental property (1)	$190.5	$172.2	$18.3	10.6%

Rental property expenses: (2)
Rent	$3.3	$3.0	$0.3	10.0%
Real estate taxes	24.0	20.8	3.2	15.4%
Operating and maintenance	26.8	21.5	5.3	24.7%
	$54.1	$45.3	$8.8	19.4%

Depreciation and amortization (3)	$52.9	$47.8	$5.1	10.7%

Comparison nine months ended September 30, 2008 to 2007

	Nine Months Ended
	September 30,		Increase/ (Decrease)
	2008	2007		% change
	(amounts in millions)
Revenues from rental property (1)	$563.4	$497.4	$66.0	13.3%

Rental property expenses: (2)
Rent	$9.8	$9.0	$0.8	8.8%
Real estate taxes	70.8	58.8	12.0	20.4%
Operating and maintenance	77.8	64.5	13.3	20.6%
	$158.4	$132.3	$26.1	19.7%

Depreciation and amortization (3)	$152.7	$135.3	$17.4	12.9%

(1)  Revenues from rental property increased for the three and nine months ended September 30, 2008 as compared to the corresponding periods in 2007 primarily from the combined effect of (i) the acquisition of operating properties during 2008 and 2007, providing incremental revenues for the three and nine months ended September 30, 2008 of $5.5 million and $42.3 million, respectively (ii) the completion of certain development and redevelopment projects and tenant buyouts providing incremental revenues of approximately $12.9 million and $26.5 million, respectively, for the three and nine months ended September 30, 2008 as compared to the corresponding periods in 2007, partially offset by (iii) a decrease in revenues of approximately $0.1 million  and $2.8 million for the three and nine months ended September 30, 2008, as compared to the corresponding period last year, respectively, primarily resulting from the transfer of operating properties to various unconsolidated joint venture entities and the sale of certain properties during 2008 and 2007.

(2) Rental property expenses increased for the three and nine months ended September 30, 2008 as compared to the corresponding periods in 2007 primarily due to operating property acquisitions during 2008 and 2007, which were partially offset by operating property dispositions including those transferred to various joint venture entities.

(3) Depreciation and amortization increased for the three and nine months ended September 30, 2008 as compared to the corresponding periods in 2007 primarily due to operating property acquisitions during 2008 and 2007, which were partially offset by operating property dispositions including those transferred to various joint venture entities.

Management and other fee income decreased approximately $7.7 million for the nine months ended September 30, 2008, as compared to the corresponding period in 2007.  This decrease is primarily due to a decrease in other transaction related fees of approximately $8.7 million, recognized during the nine months ended September 30, 2007, partially offset by an increase in property management fees of approximately $1.0 million for the nine months ended September 30, 2008.

General and administrative expenses increased approximately $4.4 million, for the nine months ended September 30, 2008, as compared to the corresponding period in 2007.  This increase is primarily due to increased personnel-related costs, primarily due to growth within the Company’s co-investment programs and the overall continued growth of the Company.

Interest, dividends and other investment income decreased approximately $14.9 million to $1.2 million for the three months ended September 30, 2008, as compared to $16.1 million for the corresponding period in 2007.  This decrease is primarily due to (i) recognition of an other-than-temporary impairment of approximately $5.9 million related to three of the Company’s investments in marketable securities, (ii) a decrease in realized gains of approximately $12.2 million resulting from the sale of certain marketable securities during the corresponding period in 2007, partially offset by (iii) an increase in interest income of approximately $3.6 million primarily resulting from increased investments in marketable securities during 2008.  Conversely, interest, dividends and other investment income increased approximately $8.3 million to $38.9 million for the nine months ended September 30, 2008, as compared to $30.6 million for the corresponding period in 2007.  This increase is primarily due to an increase in interest income of approximately $12.0 million and an increase in dividend income of approximately $2.9 million primarily resulting from increased investments in marketable securities during 2008, partially offset by the recognition of an other-than-temporary impairment of approximately $9.7 million related to three of the Company’s investments in marketable securities.

Other expense, net decreased $4.1 million to $1.9 million for the nine months ended September 30, 2008, as compared to $5.9 million for the corresponding period in 2007.  This decrease is primarily due to a reduction in Canadian withholdings tax expense relating to a 2007 capital transaction from a Canadian preferred equity investment, partially offset by the recognition of a $9.7 million unrealized decrease in the fair value of an embedded derivative instrument relating to the convertible option of certain marketable securities.

Interest expense decreased approximately $6.0 million to $52.8 million for the three months ended September 30, 2008, as compared to $58.8 million for the corresponding period in 2007.  This decrease is primarily due to lower outstanding levels of debt during this period as compared to the same period in the preceding year.    Interest expense increased approximately $2.9 million to $160.3 million for the nine months ended September 30, 2008, as compared to $157.4 million for the corresponding period in 2007.  This increase is primarily due to higher outstanding levels of debt during this period as compared to the same period in the preceding year.

(Provision)/benefit for income taxes increased approximately $12.0 million to a provision of $12.3 million for the three months ended September 30, 2008, as compared to a provision of $0.3 million for the corresponding period in 2007.  This increase is primarily due to a tax provision of approximately $18.8 million, partially offset by a reduction of approximately $3.1 million in NOL valuation allowance, from equity income recognized during 2008 in connection with the Albertson’s investment.  (Provision)/benefit for income taxes was a provision of $20.6 million for the nine months ended September 30, 2008, as compared to a benefit of $32.7 million for the nine months ended September 30, 2007.  This change is primarily due to (i) a tax provision of approximately $24.6 million, partially offset by a reduction of approximately $3.1 million in NOL valuation allowance, from equity income recognized during 2008 in connection with the Albertson’s investment and (ii) a reduction of approximately $27.4 million of NOL valuation allowance during 2007.

Income from other real estate investments increased $4.2 and $10.6 million for the three and nine months ended September 30, 2008, as compared to the corresponding periods in 2007, respectively.  These increases are primarily due to (i) an increase of approximately $4.3 million and approximately $2.5 million for the three and nine months ended September 30, 2008 as compared to the corresponding periods in 2007, respectively, in profit participation recognized from the Company’s Preferred Equity program, and (ii) a gain of approximately $7.2 million during the nine months ended September 30, 2008 from the sale of the Company’s interest in a real estate company located in Mexico.

Equity in income of real estate joint ventures, net increased $39.2 million and $26.3 million for the three and nine months ended September 30, 2008, as compared to the corresponding periods in 2007. These increases are primarily the result of (i) the recognition of approximately $48.6 million and $63.4 million of equity in income during the three and nine months ended September 30, 2008, respectively, from the Albertson’s joint venture resulting from the sale of 121 properties in the joint venture as compared to income of $7.9 million and operating losses of $15.2 million recognized during the three and nine months ended September 30, 2007, respectively and (ii) the Company’s growth of its various real estate joint ventures due to additional capital investments for the acquisition of additional operating properties by ventures throughout 2007 and the nine months ended September 30, 2008, offset by (iii) lower gains on sales of approximately $4.2 million and $23.9 million for the three and nine months ended September 30, 2008, respectively, resulting from the sale of operating properties during the corresponding periods in 2007 and (iv) a decrease in profit participation of approximately $2.3 million and $29.7 million for the three and nine months ended September 30, 2008, respectively, as compared to the corresponding periods in 2007, resulting from the sale/transfer of operating properties from the Kimco Retail Opportunity Portfolio joint venture investment.

During the nine months ended September 30, 2008, the Company sold, in separate transactions, (i) one completed merchant building project, (ii) 15 out-parcels, (iii) a partial sale of one property and (iv) a partnership interest in one project for aggregate proceeds of approximately $64.3 million and received approximately $4.1 million of proceeds from completed earn-out requirements on three previously sold merchant building projects.  These sales resulted in gains of approximately $20.5 million, net of income taxes of $13.7 million.

During the nine months ended September 30, 2007, the Company sold, in separate transactions, two completed projects, 19 out-parcels, 67.9 acres of undeveloped land and the residential component of a project for approximately $179.2 million and received approximately $2.0 million of proceeds from completed earn-out requirements on previously sold projects.  These transactions resulted in gains of approximately $12.7 million, net of income taxes of $8.5 million.

During the nine months ended September 30, 2008, the Company disposed of four operating properties and a portion of two operating properties, in separate transactions, for an aggregate sales price of approximately $30.5 million, which resulted in an aggregate gain of approximately $10.1 million.  In addition, the Company partially recognized deferred gains of approximately $1.2 million on three properties relating to their transfer and partial sale in connection with KIF II.

Additionally, during the nine months ended September 30, 2008, a consolidated joint venture in which the Company had a preferred equity investment disposed of a property for a sales price of approximately $35.0 million. As a result of this capital transaction, the Company received approximately $3.5 million of profit participation, before minority interest of approximately $1.1 million.  This profit participation has been recorded as income from other real estate investments and is reflected in Income from discontinued operating properties in the Company’s Condensed Consolidated Statements of Income.

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

Net income for the three and nine months ended September 30, 2008 was $108.6 million and $301.4 million, respectively.  Net income for the three and nine months ended September 30, 2007 was $78.0 million and $359.8 million, respectively.  On a diluted per share basis, net income was $0.37 and $1.03 for the three and nine month period ended September 30, 2008, respectively, as compared to $0.29 and $1.37 for the three and nine month period ended September 30, 2007, respectively.  The change in the three months ended September 30, 2008, as compared to the corresponding period in 2007, was primarily attributable to (i) an increase in earnings of approximately $35.0 million, net of tax and minority interest expense related to the Albertson’s investment, (ii) an increase in revenues from rental properties primarily due to acquisitions of operating properties during 2007 and the nine months ended September 30, 2008, partially offset by, (iii) a decrease in income resulting from the sale of certain marketable securities during the corresponding periods in 2007 and  other-than-temporary impairments on marketable securities recognized in 2008.  The change in the nine months ended September 30, 2008, as compared to the corresponding period in 2007, was primarily attributable to (i) a decrease in the reduction of NOL valuation allowance and the recording of a provision from equity income recognized during 2008 in connection with the Albertson’s investment, (ii) a decrease in Income from discontinued operations due to fewer property dispositions during 2008 as compared to 2007, partially offset by, (iii) an increase in revenues from rental properties primarily due to acquisitions of operating properties during 2007 and the nine months ended September 30, 2008.

Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base.  At September 30, 2008, the Company’s five largest tenants were The Home Depot, TJX Companies, Sears Holdings, Kohl’s, and Wal-Mart, which represented approximately 3.2%, 2.8%, 2.4%, 2.1% and 2.0%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s cash flow activities are summarized as follows (in millions):

Nine Months Ended
September 30,
	2008	2007
Net cash flow provided by operating activities	$ 479.3	$ 560.3
Net cash flow used for investing activities	$ (642.3)	$ (1,361.4)
Net cash flow provided by financing activities	$ 199.6	$ 501.5

Operating Activities

Cash flows provided from operating activities for the nine months ended September 30, 2008, were approximately $479.3 million, as compared to approximately $560.3 million for the comparable period in 2007.  The change of approximately $81.0 million is primarily attributable to (i) a decrease in distributions from joint ventures primarily resulting from a decrease of approximately $63.4 million in distributions from the Albertson’s investment during the nine months ended September 30, 2008 as compared to the corresponding period in 2007 partially offset by increased cash flows due to (ii) the acquisition of properties during 2008 and 2007 and (iii) growth in rental rates from lease renewals and the completion of certain re-development and development projects.

Recently, the capital and credit markets have become increasingly volatile and constrained as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies.  If the capital and credit markets continue to experience volatility and the availability of funds remains limited, the Company will incur increased costs associated with issuing or obtaining debt.  In addition, it is possible that the Company’s ability to access the capital and credit markets may be limited by these or other factors.  Notwithstanding the foregoing, at this time the Company anticipates that cash flows from operating activities will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short term and long term.

The Company continually evaluates its debt maturities, and based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. Although the credit environment has become much more difficult since the third quarter of 2008, the Company continues to pursue opportunities with large commercial U.S. and global banks, select life insurance companies and certain local banks. The Company has noticed a trend that the approval process from lenders has slowed, while pricing and loan-to-value ratios remain dependent on specific deal terms, in general, spreads are higher and loan-to-values are lower, but the lenders are continuing to complete financing agreements. Moreover, the Company continues to look beyond 2008 to ensure the Company is prepared if the current credit market dislocation continues.

As of September 30, 2008, the Company had $ 49.4 million of consolidated debt and the Company’s joint ventures had $167.1 million of unconsolidated joint venture debt maturing during the balance of 2008, assuming the utilization of extension options, where available. The 2008 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Company’s credit facilities and debt refinancing. The 2008 unconsolidated joint venture debt maturities are anticipated to be repaid through debt refinancing.

The Company’s 2009 debt maturities consist of: $478.6 million of consolidated debt and $807.0 million of unconsolidated joint venture debt assuming the utilization of extension options, where available. The 2009 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Company’s credit facilities and debt refinancing. The 2009 unconsolidated joint venture debt maturities are anticipated to be repaid through debt refinancing.

The Company anticipates that cash on hand, borrowings under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Net cash flow provided by operating activities for the nine months ended September 30, 2008, was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2008 and 2007, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) growth in the Company’s joint venture and Preferred Equity programs.

Investing Activities

Cash flows used for investing activities for the nine months ended September 30, 2008, were approximately $642.3 million, as compared to approximately $1.4 billion for the comparable period in 2007.  This decrease in cash utilization of approximately $719.1 million resulted primarily from decreases in (i) the acquisition of and improvements to operating real estate, (ii) the acquisition of and improvements to real estate under development and (iii) the Company’s investment and advances to joint ventures, partially offset by (iv) an increase in cash utilized for investments in marketable securities including the acquisition of the Valad convertible notes and equity securities during the nine months ended September 30, 2008 and (v) a decrease in proceeds from the sale of development properties during the nine months ended September 30, 2008 as compared to the corresponding period in 2007.

Acquisitions of and Improvements to Operating Real Estate -

During the nine months ended September 30, 2008, the Company expended approximately $202.9 million towards acquisition of and improvements to operating real estate, including $48.9 million expended in connection with redevelopment and re-tenanting projects as described below.

The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace.  The Company anticipates its capital commitment toward these and other redevelopment projects during 2008 will be approximately $60.0 million to $80.0 million.  The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving lines of credit.

Investments and Advances to Joint Ventures -

During the nine months ended September 30, 2008, the Company expended approximately $131.4 million for investments and advances to real estate joint ventures and received approximately $85.8 million from reimbursements of advances to real estate joint ventures.

Ground-up Development –

The Company is engaged in ground-up development projects which consist of (i) merchant building through the Company’s wholly-owned taxable REIT subsidiaries, which develop neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) U.S. ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Latin America for long-term investment. The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of September 30, 2008, the Company had in progress a total of 47 ground-up development projects including 13 merchant building projects, three U.S. ground-up development projects, and 31 ground-up development projects located throughout Mexico, Chili, Brazil, and Peru.

During the nine months ended September 30, 2008, the Company expended approximately $311.1 million in connection with the purchase of land and construction costs related to the ground up development projects.  The Company anticipates its remaining capital commitment during 2008 toward these and other development projects will be approximately $20 million to $50 million.  The proceeds from the sales of the completed ground-up development projects, proceeds from construction loans and availability under the Company’s revolving lines of credit are expected to be sufficient to fund these anticipated capital requirements.

Dispositions and Transfers -

During the nine months ended September 30, 2008, the Company received net proceeds of approximately $122.0 million relating to the sale of various operating properties and ground-up development projects.

Financing Activities

Cash flows provided by financing activities for the nine months ended September 30, 2008, were approximately $199.6 million, as compared to $501.5 million for the comparable period in 2007.  This decrease of approximately $301.9 million resulted primarily from the repayment of borrowings under credit facilities of approximately $272.9 million in 2008 as compared to approximately $1.0 million in 2007, and the increase in dividends paid during the nine months ended September 30, 2008 as compared to the corresponding period in 2007, a decrease of $300.0 million in proceeds from the issuance of unsecured senior notes during 2007, offset by an increase in proceeds from issuance of stock resulting from the Company’s public stock offering of 11,500,000 shares of the Company’s common stock, which provided net proceeds of approximately $409.4 million.

It is management’s intention that the Company continually has access to the capital resources necessary to expand and develop its business.  As such, the Company intends to operate with and maintain a conservative capital structure with a level of debt to total market capitalization of 50% or less.  As of September 30, 2008, the Company’s level of debt to total market capitalization was 29%.  In addition, the Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings.  The Company may, from time-to-time, seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives in a manner consistent with its intention to operate with a conservative debt structure.

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs.  Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $6.1 billion for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.

The Company has a $1.5 billion unsecured U.S. revolving credit facility (the "U.S. Credit Facility") with a group of banks, which is scheduled to expire in October 2011.  The Company has a one-year extension option related to this facility. This credit facility has made available funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional management programs, (iii) development and redevelopment costs, and (iv) any short-term working capital requirements.  Interest on borrowings under the U.S. Credit Facility accrues at LIBOR plus 0.375% and fluctuates in accordance with changes in the Company’s senior debt ratings.  As part of this U.S. Credit Facility, the Company has a competitive bid option whereby the Company may auction up to $750.0 million of its requested borrowings to the bank group.  This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread.  A facility fee of 0.125% per annum is payable quarterly in arrears.  As part of the U.S. Credit Facility, the Company has a $200.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Pounds Sterling, Japanese Yen or Euros.  Pursuant to the terms of the U.S. Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt, and (ii) minimum interest and fixed coverage ratios.  As of September 30, 2008, there was $400.0 million outstanding under this credit facility.

The Company also has a three-year CAD $250.0 million unsecured credit facility with a group of banks.  This facility bore interest at the CDOR Rate, as defined, plus 0.45%, and was scheduled to expire in March 2008.  During October 2007, the facility was amended to modify the covenant package to conform to the Company’s U.S. Credit Facility.  The facility was further amended in January 2008, to extend the maturity date to 2011, with an additional one-year extension option, at a reduced rate of CDOR plus 0.375%, subject to change in accordance with the Company’s senior debt ratings.  Proceeds from this facility are used for general corporate purposes, including the funding of Canadian denominated investments.  As of September 30, 2008, there was CAD 50.0 million (approximately USD $47.2 million) outstanding balance under this credit facility.

The Company had a three-year MXP 500.0 million unsecured revolving credit facility which bore interest at the TIIE Rate, as defined therein, plus 1.00%, subject to change in accordance with the Company’s senior debt ratings, and was scheduled to mature in May 2008.  During March 2008, the Company obtained a MXP 1.0 billion term loan, which bears interest at a fixed rate of 8.48% and is scheduled to mature in March 2013.  The Company utilized proceeds from this term loan to fully repay the outstanding balance of the MXP 500.0 million unsecured revolving credit facility, which has been terminated.  Remaining proceeds from this term loan were used for funding MXP denominated investments.  As of September 30, 2008, the outstanding balance on this term loan was MXP 1.0 billion (approximately USD $99.7 million).

The Company has a MTN program pursuant to which it may, from time-to-time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company’s debt maturities.

During the nine months ended September 30, 2008, the Company repaid its $100.0 million 3.95% medium term notes, which matured on August 5, 2008 and its $25.0 million 7.2% senior notes, which matured on September 15, 2008.

During May 2006, the Company filed a shelf registration statement on Form S-3ASR, which is effective for a term of three-years, for the future unlimited offerings, from time-to-time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants.

During September 2008, the Company completed a primary public stock offering of 11,500,000 shares of the Company’s common stock.  The net proceeds from this sale of common stock, totaling approximately $409.4 million (after related transaction costs of $0.6 million) were used to partially repay the outstanding balance under the Company’s U.S. revolving credit facility.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects.  As of September 30, 2008, the Company had over 390 unencumbered property interests in its portfolio.

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders.  These dividends will be paid from operating cash flows, which are sourced from property acquisitions, operating income in the existing portfolio and from other investments.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly.  Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.  Cash dividends paid for the nine months ended September 30, 2008 and 2007 were $340.1 million and $280.5 million, respectively.  The Company’s Board of Directors declared a quarterly dividend of $0.44 per common share payable to shareholders of record on October 3, 2008, which was paid on October 15, 2008.

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

Global Market and Economic Conditions-

In the U.S., recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the third quarter of 2008.  For the nine-month period ended September 30, 2008, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy.  In the third quarter, added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government provided loans to American International Group Inc. and other federal government interventions in the U.S. credit markets led to increased market uncertainty and instability in both U.S. and international capital and credit markets.  These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have in recent weeks subsequent to the end of the quarter contributed to volatility of unprecedented levels.

Historically, real estate has been subject to a wide range of cyclical economic conditions that affect various real estate markets and geographic regions with differing intensities and at different times. Different regions of the United States have and may continue to experience varying degrees of economic growth or distress. Adverse changes in general or local economic conditions could result in the inability of some tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants. The Company’s shopping centers are typically anchored by two or more national tenants which generally offer day-to-day necessities, rather than high-priced luxury items. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic and tenant base.

The Company monitors potential credit issues of its tenants, and analyzes the possible effects to the financial statements of the Company and its unconsolidated joint ventures. In addition to the collectability assessment of outstanding accounts receivable, the Company evaluates the related real estate for recoverability as well as any tenant related deferred charges for recoverability, which may include straight-line rents, deferred lease costs, tenant improvements, tenant inducements and intangible assets.

The retail shopping sector has been negatively affected by recent economic conditions. These conditions have forced some weaker retailers, in some cases, to declare bankruptcy and/or close stores. Certain retailers have announced store closings even though they have not filed for bankruptcy protection. However, any of these particular store closings affecting the Company often represent a small percentage of the Company’s overall gross leasable area and the Company does not currently expect store closings to have a material adverse effect on the Company’s overall performance.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure is interest rate risk and fluctuations in foreign currency exchange rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of September 30, 2008, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instruments’ actual cash flows are denominated in U.S. dollars, Canadian dollars, and Mexican pesos as indicated by geographic description ($ in USD equivalent in thousands).

	2008	2009	2010	2011	2012	2013+	Total	Fair Value
U.S Dollar Denominated

Secured Debt Fixed Rate	$27,957	$57,064	$17,378	$43,822	$73,708	$505,255	$725,184	$712,681
Average Interest Rate	6.96%	7.02%	8.47%	7.43%	6.77%	6.14%	6.44%

Variable Rate	$133,353	$190,905	$94,376	-	$4,284	$243	$423,161	$423,161
Average Interest Rate	4.28%	4.62%	4.49%	-	4.93%	5.00%	4.49%

Unsecured Debt Fixed Rate	$ -	$180,000	$75,776	$358,008	$217,000	$1,527,696	$2,358,480	$2,210,972
Average Interest Rate	-	6.98%	5.53%	6.34%	6.00%	5.47%	5.77%

Variable Rate	$5,061	-	$7,063	$400,000	-	-	$412,124	$412,124
Average Interest Rate	5.43%	-	5.43%	2.85%	-	-	2.93%

Canadian Dollar Denominated

Unsecured Debt Fixed Rate	-	-	$141,549	-	-	$188,732	$330,281	$327,180
Average Interest Rate	-	-	4.45%	-	-	5.18%	4.87%

Variable Rate	-	-	-	$47,183	-	-	$47,183	$47,183
Average Interest Rate	-	-	-	3.53%	-	-	3.53%

Mexican Pesos Denominated

Unsecured Debt Fixed Rate	-	-	-	-	-	$99,661	$99,661	$99,661
Average Interest Rate	-	-	-	-	-	8.48%	8.48%

Based on the Company’s variable-rate debt balances, interest expense would have increased by approximately $6.6 million for the nine months ended September 30, 2008 if short-term interest rates were 1% higher.

As of September 30, 2008, the Company had (i) Canadian investments totaling CAD $481.0 million (approximately USD $453.9 million) comprised of real estate joint venture investments and marketable securities, (ii) Mexican real estate investments of approximately MXP 9.5 billion (approximately USD $870.2 million), (iii) Chilean real estate investments of approximately 10.3 billion Chilean Pesos (approximately USD $18.7 million), (iv) Peruvian real estate investments of approximately 2.1 million Peruvian Nuevo Sol (approximately USD $0.7 million), (v) Brazilian real estate investments of approximately 21.1 million Brazilian Real (“BRL”) (approximately USD $11.1 million) and (vi) Australian investments in marketable securities of approximately AUD 242.1 million (approximately USD $198.8 million).  The foreign currency exchange risk has been partially mitigated through the use of local currency denominated debt.

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  As of September 30, 2008, the Company has no other material exposure to market risk.

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

Defaults upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

Employment Agreement with Michael Pappagallo

On November 3, 2008, the Company entered into an employment agreement with Michael Pappagallo, who will continue to serve as Chief Financial Officer.  Mr. Pappagallo’s employment agreement was approved by the Executive Compensation Committee, which is composed of independent directors.  The term of Mr. Pappagallo’s employment agreement continues until April 14, 2011 with a single automatic renewal term of one year unless either party provides timely notice of non-renewal

Mr. Pappagallo’s employment agreement provides for a base salary of $700,000 or such greater amount as recommended by the Company’s CEO and approved by the Compensation Committee.  The agreement also provides for a discretionary bonus as determined by the Board of Directors and participation in the Company’s Amended and Restated 1998 Equity Participation Plan, including participation in the Company’s restricted stock program.  In addition, Mr. Pappagallo participates in or receives benefits under the Company’s benefits plan for its senior employees and receives the use of a car and reimbursement of reasonable expenses incurred during his employment.

Mr. Pappagallo’s employment may be terminated by the Company for Cause or without Cause, by expiration of the employment term, by reason of death or Disability (as such term is defined in the agreement) or by Mr. Pappagallo’s voluntary resignation.  “Cause” means any of the following:  conviction of a crime, refusal to perform employment duties, fraud or embezzlement, misconduct or negligence in connection with the business of the Company or an affiliate which has a substantial adverse effect, a breach of fiduciary duty, or violation of the Company’s harassment or discrimination policies.

Upon a termination of the Mr. Pappagallo’s employment by the Company for Cause, by Mr. Pappagallo’s voluntary resignation, or by expiration of the employment term, the Company will pay him his base salary for services rendered to the date of termination, any accrued reimbursable expenses, any accrued vacation, and any other compensation or benefits to which he is entitled up to the date of termination (“Accrued Amounts”).  If Mr. Pappagallo is terminated by the Company without Cause, then, subject to his execution of a general release, the Company will pay him any Accrued Amounts, a minimum bonus, and severance equal to the base salary payable for the greater of (i) the duration of the remainder of his term or (ii) one year (the “Severance Period”).  In addition, subject to his timely election to continue health plan coverage under COBRA, the Company will also pay the full cost of continued coverage under the Company’s group health plan through the Severance Period; provided that the Company will not pay for continuation of health plan coverage beyond the date of the expiration of the COBRA period.  Finally, upon a termination of employment by the Company without Cause, Mr. Pappagallo’s unvested stock options and restricted stock will become immediately vested and exercisable.  If Mr. Pappagallo engages in competitive activity during the Severance Period, the Company will reduce his severance payments by the amount paid by a competing business during the Severance Period.

Upon a termination of employment by reason of death or Disability, the Company will pay Mr. Pappagallo (or his designee) any Accrued Amounts and six months of base salary.  In addition, upon such a termination of employment, any unexercisable stock options will become exercisable.

If, following a Change in Control (as such term is defined in the agreement), Mr. Pappagallo terminates his employment for any reason within sixty days of such Change in Control or, his employment is terminated by the Company without Cause, then the Company will pay him in a lump sum within 30 days of his termination of employment (subject to his execution of a general release of claims against the Company) the lesser amount of either (i) his base salary and bonus he otherwise would have received during the remainder of his term of employment or (ii) the greatest payment that would not trigger the excise tax imposed by Section 4999 of the Internal Revenue Code.  The Company also will provide Mr. Pappagallo on a monthly basis an amount sufficient to reimburse him for the cost of premiums for continuation of group health coverage for the duration of the remainder of his term of employment.  Further, all outstanding unvested stock options will become immediately vested and fully exercisable upon such a termination of employment.

Mr. Pappagallo must maintain the confidentiality of certain Company information during his term of employment.  In addition, for the longer of (i) the period in which Mr. Pappagallo is receiving compensation from the Company or (ii) one year from termination, Mr. Pappagallo may not solicit any employees, sales representatives, agents, customers, clients, landlords, owners, tenants, or business partners of the Company.

The foregoing description of the employment agreement is only a summary and is qualified in its entirety by reference to the complete text of the employment agreement, a copy of which is attached hereto as Exhibit 10.1.

Employment Agreement with David Lukes

On August 18, 2008, the Company entered into an employment agreement with David Lukes (as amended by a letter agreement dated November 3, 2008), by which Mr. Lukes will continue to serve as Executive Vice President.  Mr. Lukes’ employment agreement was approved by the Executive Compensation Committee, which is composed of independent directors.  The term of Mr. Lukes’ employment agreement continues until August 18, 2011 and will be automatically extended for successive one-year terms unless either party provides timely notice of non-extension.

Mr. Lukes’ employment agreement provides for a base salary of $700,000 and an annual cash bonus of not less than $100,000 (“Guaranteed Bonus”).  The Company’s Board of Directors or Compensation Committee may increase the amounts of Mr. Lukes’ base salary and bonus.  Mr. Lukes is eligible to participate in the Company’s Amended and Restated 1998 Equity Participation Plan, including participation in the Company’s restricted stock program.  In addition, Mr. Lukes participates in or receives benefits under the Company’s benefits plan for its senior employees (“Benefits”) and receives the use of a car and reimbursement of reasonable expenses incurred during his employment.

Mr. Lukes’ employment may be terminated by the Company for Cause or without Cause, by reason of the expiration of the employment term or the death or disability of Mr. Lukes, or by Mr. Lukes for Good Reason.  “Cause” means any of the following:  a finding by the Board that he has materially harmed the Company through a material act of dishonesty, his conviction of a felony, or his failure to perform his material duties under the agreement.  “Good Reason” means the Company’s breach of any material term of the agreement.

If Mr. Lukes’ employment is terminated by the Company without Cause or by Mr. Lukes’ for Good Reason, then, subject to his execution of a general release, the Company will pay his base salary, his Guaranteed Bonus, and continue to provide Benefits to him (including, subject to his timely election to continue health plan coverage under COBRA, payment of the full cost of continued coverage under the Company’s group health plan) for a period from the effective date of his termination equal to the greater of (i) the duration of the remaining term of employment (without extension) or (ii) one year (the “Severance Period”); provided that the Company will not pay for continuation of health plan coverage beyond the date of the expiration of the COBRA period.  In addition to receiving those payments, Mr. Lukes may exercise any stock options or restricted stock that had not become vested or otherwise expired.  However, as set forth in the November 3, 2008 letter agreement, if during the Severance Period Mr. Lukes engages in competitive activity during the Severance Period, then the amount of severance payments that he would otherwise have received will be reduced by the amount of payments payable to him from the competing business during the Severance Period.

Following a Change in Control (as such term is defined in the agreement), Mr. Lukes may terminate his employment for any reason within sixty days or, if his employment is terminated by the Company, then he may receive (upon execution of a general release of claims against the Company), the full vesting of unvested stock options and restricted stock and the lesser amount of either (i) his base salary and Guaranteed Bonus he otherwise would have received during his term of employment or (ii) the greatest payment that would not trigger the excise tax imposed by Section 4999 of the Internal Revenue Code.

If Mr. Lukes’ employment is terminated by reason of his upon death or Disability (as such term is defined in the agreement), the Company will continue to pay his base salary at the time of his death or disability as well as his Guaranteed Bonus, and will make all necessary payments for and provide all Benefits until the effective date of his termination of employment, which shall be the 30th day after his receipt of a notice of termination of employment.  Mr. Lukes’ stock options and restricted stock will become fully vested as of the effective date of termination.

If Mr. Lukes’ employment is terminated for any reasons other than by reason of death or Disability, by the Company without Cause, or by Mr. Lukes for Good Reason, then any stock options and restricted stock not then vested will be forfeited.

Except in the event his employment terminates upon a Change in Control, Mr. Lukes must maintain the confidentiality of certain Company information during his term of employment, and he may not solicit business, employees, vendors, customers, or business partners of the Company (or affiliates) upon termination of employment for the longer of (i) the period in which he is receiving compensation from the Company or (ii) one year from termination.

The foregoing description of the employment agreement is only a summary and is qualified in its entirety by reference to the complete text of the employment agreement and the November 3, 2008 letter agreement, attached hereto as Exhibit 10.2.

Separation Agreement with Jerald Friedman

The Company entered into a separation and general release agreement (the “Agreement”) with Jerald Friedman on November 3, 2008, and will enter into a supplemental release with Mr. Friedman on or after his last day of employment, which is December 31, 2008.  Mr. Friedman has served as the Company’s Executive Vice President since September 21, 2005.  The Agreement terminates Mr. Friedman’s employment agreement with the Company, dated September 21, 2005, in its entirety as of November 3, 2008.

The Agreement provides for a severance payment of $625,000 (equal to fifteen months of Mr. Friedman’s base salary), to be paid by the Company over the course of fifteen months in equal weekly installments.  Subject to Mr. Friedman’s timely election to continue medical coverage under the Company’s group medical and dental plans in accordance with the continuation requirements of COBRA, the Company will pay his premiums under its group medical plan for the period ending on the earlier of (i) March 31, 2010, or (ii) the date Mr. Friedman becomes eligible for medical coverage under another employer’s plan. After such period, Mr. Friedman may elect to continue to participate in the Company’s group medical and dental coverage under COBRA at his own expense for the remainder of the COBRA period.  Finally, the Company will cause all of Mr. Friedman’s stock options to fully vest and become exercisable.  Each option will remain outstanding and exercisable until the earlier of (i) the date Mr. Friedman engages in activities “in competition” with the Company (as defined in the agreement) or (ii) the expiration of the original 10-year term under the applicable option agreement.

In order to receive these payments and benefits, Mr. Friedman must (i) execute the Agreement and not revoke his acceptance of the Agreement during the 7-day “revocation period” (as defined in the agreement), (ii) execute a supplemental release agreement and not revoke his acceptance of such supplemental release during such supplemental release’s “revocation period” (as defined therein), and (iii) perform his job functions in a satisfactory manner through December 31, 2008.

Mr. Friedman affirms that the Company does not owe him any compensation for his term of employment except for (i) any unused and accrued vacation and reimbursable expenses, which will be paid out to Mr. Friedman as of his last day of employment, and (ii) the fourth installment of Mr. Friedman’s 2008 bonus, which will be paid on or about January 2009.  Mr. Friedman will continue to be covered under the Company’s directors and officer’s liability insurance for activities conducted within the scope of his employment during the term of his employment.  Mr. Friedman agrees to maintain the confidentiality of the Company’s proprietary and confidential information and that he will not assist in commencing or prosecuting legal action against the Company.  The Agreement also contains a broad general mutual release by both the Company and Mr. Friedman and a mutual non-disparagement covenant.

The foregoing description of the Agreement is only a summary and is qualified in its entirety by reference to the complete text of the Agreement, a copy of which is attached hereto as Exhibit 10.3.

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

10.1 Employment Agreement dated November 3, 2008 between the Company and Michael Pappagallo.

10.2 Letter Agreement dated November 3, 2008 and Employment Agreement dated August 18, 2008 between the Company and David Lukes.

10.3  Agreement and General Release dated November 3, 2008 between the Company and Jerald Friedman.

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

KIMCO REALTY CORPORATION

November 7, 2008	/s/ Milton Cooper
(Date)	Milton Cooper
Chairman of the Board

November 7, 2008	/s/ Michael V. Pappagallo
(Date)	Michael V. Pappagallo
Chief Financial Officer