Form 10-K
period 2008-12-31
KIMCO REALTY CORP
filed 2009-02-27
CIK 879101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[NO FEE REQUIRED]

For the fiscal year ended December 31, 2008

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

Securities Registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [X]  No [   ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [   ]  No [X]

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12-b of the Exchange Act.

Large Accelerated Filer   [X]     Accelerated Filer   [   ]     Non-Accelerated Filer   [   ]     Smaller Reporting Company   [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   [   ]     No   [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $8.3 billion based upon the closing price on the New York Stock Exchange for such stock on June 30, 2008.

 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

271,084,295 shares as of February 19, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on May 12, 2009.

Index to Exhibits begins on page 67.

TABLE OF CONTENTS

Item No.		Form 10-K Report Page
	PART I

1.	Business	3

1A.	Risk Factors	11

1B.	Unresolved Staff Comments	16

2.	Properties	16

3.	Legal Proceedings	18

4.	Submission of Matters to a Vote of Security Holders	18

	Executive Officers of the Registrant	41

	PART II

5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	42

6.	Selected Financial Data	43

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45

7A.	Quantitative and Qualitative Disclosures About Market Risk	61

8.	Financial Statements and Supplementary Data	62

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	62

9A.	Controls and Procedures	63

9B.	Other Information	63

	PART III

10.	Directors, Executive Officers and Corporate Governance	65

11.	Executive Compensation	65

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	65

13.	Certain Relationships and Related Transactions, and Director Independence	65

14.	Principal Accountant Fees and Services	65

	PART IV

15.	Exhibits, Financial Statements and Schedules	66

PART I

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, together with other statements and information publicly disseminated by Kimco Realty Corporation (the "Company" or "Kimco") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions, including real estate values, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt or other sources of financing on favorable terms, (iv) changes in governmental laws and regulations, (v) the level and volatility of interest rates and foreign currency exchange rates, (vi) the availability of suitable acquisition opportunities, (vii) valuation of joint venture investments, (viii) valuation of marketable securities and other investments and (ix) increases in operating costs. Accordingly, there is no assurance that the Company’s expectations will be realized.

Item 1.  Business

General

Kimco Realty Corporation, a Maryland corporation, is one of the nation's largest owners and operators of neighborhood and community shopping centers.  The terms "Kimco", the "Company", "we", "our" and "us" each refer to Kimco Realty Corporation and our subsidiaries unless the context indicates otherwise.  The Company is a self-administered real estate investment trust ("REIT") and its management has owned and operated neighborhood and community shopping centers for over 50 years.  The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties.  As of December 31, 2008, the Company had interests in 1,950 properties, totaling approximately 182.2 million square feet of gross leasable area (“GLA”) located in 45 states, Puerto Rico, Canada, Mexico, Chile, Brazil and Peru. The Company’s ownership interests in real estate consist of its consolidated portfolio and in portfolios where the Company owns an economic interest, such as properties in the Company’s investment management programs, where the Company partners with institutional investors and also retains management (See Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).  The Company believes its portfolio of neighborhood and community shopping center properties is the largest (measured by GLA) currently held by any publicly traded REIT.

The Company's executive offices are located at 3333 New Hyde Park Road, New Hyde Park, New York 11042-0020 and its telephone number is (516) 869-9000.

The Company’s web site is located at http://www.kimcorealty.com.  The information contained on our web site does not constitute part of this annual report on Form 10-K.  On the Company’s web site you can obtain, free of charge, a copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable, after we file such material electronically with, or furnish it to, the Securities and Exchange Commission (the "SEC").

History

The Company began operations through its predecessor, The Kimco Corporation, which was organized in 1966 upon the contribution of several shopping center properties owned by its principal stockholders.  In 1973, these principals formed the Company as a Delaware corporation, and, in 1985, the operations of The Kimco Corporation were merged into the Company.  The Company completed its initial public stock offering (the "IPO") in November 1991, and, commencing with its taxable year which began January 1, 1992, elected to qualify as a REIT in accordance with Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code").  In 1994, the Company reorganized as a Maryland corporation.

The Company's growth through its first 15 years resulted primarily from the ground-up development and construction of its shopping centers.  By 1981, the Company had assembled a portfolio of 77 properties that provided an established source of income and positioned the Company for an expansion of its asset base.  At that time, the Company revised its growth strategy to focus on the acquisition of existing shopping centers and creating value through the redevelopment and re-tenanting of those properties.  As a result of this strategy, a majority of the operating shopping centers added to the Company’s portfolio since 1981, have been through the acquisition of existing shopping centers.

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

The Company has expanded its investment management program through the establishment of other various institutional joint venture programs in which the Company has non-controlling interests ranging generally from 5% to 45%.  The Company’s largest joint venture, Kimco Prudential Joint Venture ("KimPru"), was formed in 2006, in connection with the Pan Pacific Retail Properties Inc. ("Pan Pacific") merger transaction, with Prudential Real Estate Investors ("PREI"), which holds approximately $3.4 billion in undepreciated real estate assets at book value.  The Company earns management fees, acquisition fees, disposition fees and promoted interests based on value creation.  (See Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

In connection with the Tax Relief Extension Act of 1999 (the "RMA"), which became effective January 1, 2001, the Company is permitted to participate in activities from which it was previously precluded in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations.  As such, the Company, through its taxable REIT subsidiaries, is engaged in various retail real estate related opportunities, including (i) merchant building through its wholly-owned taxable REIT subsidiaries, which are primarily engaged in the ground-up development of neighborhood and community shopping centers and subsequent sale thereof upon completion (see Recent Developments - Ground-Up Development), (ii) retail real estate advisory and disposition services, which primarily focus on leasing and disposition strategies for real estate property interests of both healthy and distressed retailers and (iii) acting as an agent or principal in connection with tax-deferred exchange transactions.  The Company will consider other investments through taxable REIT subsidiaries should suitable opportunities arise.

The Company has continued its geographic expansion with investments in Canada, Mexico, Puerto Rico, Chile, Brazil and Peru. During October 2001, the Company formed the RioCan Venture ("RioCan Venture") with RioCan Real Estate Investment Trust ("RioCan", Canada’s largest publicly traded REIT measured by GLA) in which the Company has a 50% non-controlling interest, to acquire retail properties and development projects in Canada. The Company accounts for this investment under the equity method of accounting. The Company has expanded its presence in Canada with the establishment of other joint venture arrangements. During 2002, the Company, along with various strategic co-investment partners, began acquiring operating and development properties located in Mexico. During 2006, the Company acquired interests in shopping center properties located in Puerto Rico through joint ventures in which the Company holds controlling ownership interests. During 2007, the Company acquired an interest in four shopping center properties located in Chile through a joint venture in which the Company holds a non-controlling ownership interest. During 2008, the Company acquired interests in two shopping center properties in Brazil through a joint venture in which the Company holds a controlling ownership interest and a land parcel for ground-up development located in Peru through a joint venture in which the Company holds a controlling interest.  (See Notes 3 and 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

In addition, the Company continues to capitalize on its established expertise in retail real estate by establishing other ventures in which the Company owns a smaller equity interest and provides management, leasing and operational support for those properties.  The Company also provides preferred equity capital for real estate entrepreneurs and provides real estate capital and advisory services to both healthy and distressed retailers.  The Company also makes selective investments in secondary market opportunities where a security or other investment is, in management’s judgment, priced below the value of the underlying assets, however, these investments are subject to volatility within the equity and debt markets.

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

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base.  As of December 31, 2008, the Company's single largest neighborhood and community shopping center accounted for only 1.0% of the Company's annualized base rental revenues and only 0.9% of the Company’s total shopping center GLA.  At December 31, 2008, the Company’s five largest tenants were The Home Depot, TJX Companies, Sears Holdings, Kohl’s and Wal-Mart, which represent approximately 3.3%, 2.8%, 2.5%, 2.2% and 1.8%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

In connection with the RMA, which became effective January 1, 2001, the Company has expanded its investment and operating strategy to include new real estate-related opportunities which the Company was precluded from previously in order to maintain its qualification as a REIT.  As such, the Company established a merchant building business through its wholly owned taxable REIT subsidiaries, which make selective acquisitions of land parcels for the ground-up development primarily of neighborhood and community shopping centers and subsequent sale thereof upon completion.  Additionally, the Company has developed a business which specializes in providing capital, real estate advisory services and disposition services of real estate controlled by both healthy and distressed and/or bankrupt retailers.  These services may include assistance with inventory and fixture liquidation in connection with going-out-of-business sales.  The Company may participate with other entities in providing these advisory services through partnerships, joint ventures or other co-ownership arrangements. The Company, as part of its investment strategy, will selectively seek investments for its taxable REIT subsidiaries as suitable opportunities arise.

The Company emphasizes equity real estate investments including preferred equity investments, but may, at its discretion, invest in mortgages, other real estate interests and other investments. The mortgages in which the Company may invest may be either first mortgages, junior mortgages or other mortgage-related securities.  The Company provides mortgage financing to retailers with significant real estate assets, in the form of leasehold interests or fee-owned properties, where the Company believes the underlying value of the real estate collateral is in excess of its loan balance.  In addition, the Company will acquire debt instruments at a discount in the secondary market where the Company believes the asset value of the enterprise is greater than the current value, however, these investments are subject to volatility within the equity and debt markets.

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

Since the completion of the Company's IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs.  Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $6.1 billion.  Proceeds from public capital market activities have been used for repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments, among other things.  The Company also has revolving credit facilities totaling approximately $1.7 billion available for general corporate purposes.  At December 31, 2008, the Company had approximately $707.7 million outstanding on these facilities.

Capital markets have experienced extreme volatility and deterioration since the third quarter 2008. As available, the Company will continue to access these markets.  In addition to capital markets, the Company had over 390 unencumbered property interests in its portfolio as of December 31, 2008.  The Company has capacity within its bond and other debt covenants to raise up to $1.3 billion in secured financing on these unencumbered properties.

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

Operating Practices

Nearly all operating functions, including leasing, legal, construction, data processing, maintenance, finance and accounting, are administered by the Company from its executive offices in New Hyde Park, New York and supported by the Company’s regional offices.  The Company believes it is critical to have a management presence in its principal areas of operation and, accordingly, the Company maintains regional offices in various cities throughout the United States.  As of December 31, 2008, a total of 680 persons are employed at the Company's executive and regional offices.

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

As of December 31, 2008, the Company also employs a total of 54 persons at several of its larger properties in order to more effectively administer its maintenance and security responsibilities.

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

In connection with the RMA, the Company’s taxable subsidiaries may participate in activities from which the Company was previously precluded, subject to certain limitations.  The primary activities of the Company’s taxable REIT subsidiaries during 2008 included, but were not limited to, (i) the ground-up development of shopping center properties and subsequent sale thereof upon completion (see Recent Developments - Ground-Up Development), (ii) real estate advisory and disposition services, including the Company’s investment in Albertson’s described below and (iii) acting as an agent or principal in connection with tax deferred exchange transactions.  The Company was subject to federal and state income taxes on the income from these activities.

Recent Developments

The following describes the Company’s significant transactions completed during the year ended December 31, 2008. (See Notes 3, 4, 5, 7 and 10 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

Operating Properties -

Acquisitions -

During 2008, the Company acquired, in separate transactions, eight operating properties, comprising an aggregate 1.0 million square feet of GLA for an aggregate purchase price of approximately $194.5 million, including the assumption of approximately $96.2 million of non-recourse mortgage debt encumbering four of the properties.

Dispositions -

During 2008, the Company disposed of seven operating properties and a portion of four operating properties, in separate transactions, for an aggregate sales price of approximately $73.0 million, which resulted in an aggregate gain of approximately $20.0 million.  In addition, the Company partially recognized deferred gains of approximately $1.2 million on three properties relating to their transfer and partial sale in connection with the Kimco Income Fund II transaction described below.

During 2007, the Company transferred 11 operating properties to a wholly-owned consolidated entity, Kimco Income Fund II (“KIF II”), for an aggregate purchase price of approximately $278.2 million, including non-recourse mortgage debt of $180.9 million, encumbering 11 of the properties.  During 2008, the Company transferred an additional three properties for $73.9 million, including $50.6 million in non-recourse mortgage debt. During 2008, the Company sold a 26.4% non-controlling ownership interest in the entity to third parties for approximately $32.5 million, which approximated the Company’s cost.  The Company continues to consolidate this entity.

Redevelopments -

The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace.  During 2008, the Company substantially completed the redevelopment and re-tenanting of various operating properties.  The Company expended approximately $68.9 million in connection with these major redevelopments and re-tenanting projects during 2008. The Company is currently involved in redeveloping several other shopping centers in the existing portfolio.  The Company anticipates its capital commitment toward these and other redevelopment projects will be approximately $50.0 million to $80.0 million during 2009.

Ground-Up Development -

The Company is engaged in ground-up development projects which consist of (i) merchant building through the Company’s wholly-owned taxable REIT subsidiaries, which develop neighborhood and community shopping centers and the subsequent sale after completion, (ii) U.S. ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Latin America for long-term investment (see Recent Developments - International Real Estate Investments and Note 3 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of December 31, 2008, the Company had in progress a total of 47 ground-up development projects, consisting of 11 merchant building projects, of which seven are anticipated to be substantially complete during the first half of 2009, one U.S. ground-up development project, 29 ground-up development projects located throughout Mexico, three ground-up development projects located in Chile, two ground-up development projects located in Brazil and one ground-up development project located in Peru.

Merchant Building -

As of December 31, 2008, the Company had in progress 11 merchant building projects, of which seven are anticipated to be substantially complete during the first half of 2009, located in six states.  During 2008, the Company expended approximately $111.9 million in connection with construction costs and the purchase of land related to these projects and those sold during 2008.  As part of the Company’s ongoing analysis of its merchant building projects, the Company has determined that for two of its projects, located in Miramar, FL and Middleburg, FL, the estimated recoverable value will not exceed their estimated cost.  This is primarily due to adverse changes in local market conditions and the uncertainty of their recovery in the future.  As a result, the Company has recorded an aggregate pre-tax adjustment of property carrying value on these projects for the year ended December 31, 2008, of $7.9 million, representing the excess of the carrying values of the projects over their estimated fair values.  The Company anticipates its capital commitment toward its merchant building projects will be approximately $70.0 million to $75.0 million during 2009.  The proceeds from the sale of completed ground-up development projects during 2009, proceeds from construction loans and availability under the Company’s revolving lines of credit are expected to be sufficient to fund these anticipated capital requirements.

Acquisitions -

During 2008, the Company acquired three land parcels, in separate transactions, for an aggregate purchase price of approximately $9.7 million.

During 2008, the Company obtained individual construction loans on three merchant building projects.  Additionally, the Company repaid a construction loan on one merchant building project. At December 31, 2008, total loan commitments on the Company’s 16 outstanding construction loans aggregated approximately $364.2 million of which approximately $268.3 million has been funded. These loans have scheduled maturities ranging from two months to 42 months and bear interest at rates ranging from 1.81% to 3.19% at December 31, 2008.  Approximately $194.0 million of the outstanding loan balance matures in 2009.  These maturing loans are anticipated to be repaid with operating cash flows, borrowings under the Company’s credit facilities and additional debt financings.  In addition, the Company may pursue or exercise existing extension options with lenders where available.

Dispositions -

During 2008, the Company sold, in separate transactions, (i) two completed merchant building projects, (ii) 21 out-parcels, (iii) a partial sale of one project and (iv) a partnership interest in one project for aggregate proceeds of approximately $73.5 million and received approximately $4.1 million of proceeds from completed earn-out requirements on three previously sold merchant building projects.  These sales resulted in gains of approximately $21.9 million, net of income taxes of $14.6 million.

U.S. Long-Term Investment Projects -

As of December 31, 2008, the Company had in progress one U.S. long-term investment project.  The Company anticipates its capital commitment towards this project will be up to $8 million, before reimbursements, during 2009.

Kimsouth -

During June 2006, Kimsouth, a consolidated taxable REIT subsidiary in which the Company holds a 92.5% controlling interest, contributed approximately $51.0 million to fund its 15% non-controlling interest in a newly formed joint venture with an investment group to acquire a portion of Albertson’s Inc.

During 2008, the Albertson’s joint venture disposed of 121 operating properties for an aggregate sales price of approximately $564.0 million, resulting in a gain of approximately $552.3 million, of which Kimsouth’s share was approximately $73.1 million.  During 2008, Kimsouth recognized equity in income, net from the Albertson’s joint venture of approximately $64.4 million before income taxes, including the $73.1 million in gains and $15.0 million from cash received in excess of the Company’s investment.  As a result of these transactions, Kimsouth fully reduced its deferred tax asset valuation allowance and utilized all of its remaining net operating loss  (“NOL’s”) carry-forwards, which provided a tax benefit of approximately $3.1 million.(See Notes 3 and 22 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

Additionally, during 2008, the Albertson’s joint venture acquired six operating properties and four leasehold properties for approximately $26.0 million, including the assumption of approximately $5.8 million in non-recourse mortgage debt encumbering one of the properties.

Investment and Advances in Real Estate Joint Ventures -

The Company has various institutional and non-institutional joint venture programs in which the Company has various non-controlling interests, which are accounted for under the equity method of accounting.  (See Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

Acquisitions -

During 2008, the Company acquired 2 operating properties, and one leasehold interest through joint ventures in which the Company has non-controlling interests for an aggregate purchase price of approximately $13.8 million. The Company’s aggregate investment resulting from these transactions was approximately $7.9 million.

Dispositions -

During 2008, KimPru sold, in separate transactions, four operating properties for an aggregate sales price of approximately $45.3 million, which approximated their carrying values. Proceeds from these property sales were used to repay a portion of the outstanding balance on its credit facility.  Also during 2008, KIR disposed of one operating property for a sales price of approximately $1.9 million.  This sale resulted in an aggregate loss of approximately $0.6 million of which the Company’s share was approximately $0.3 million.

Financings -

During August 2008, KimPru entered into a new $650.0 million credit facility which matures in August 2009, with the option to extend for one year, and bears interest at a rate of LIBOR plus 1.25%.  KimPru is obligated to pay down a minimum of $165.0 million, among other requirements, in order to exercise the one-year extension option.  The required pay down is expected to be sourced from property sales, other debt financings and/or capital contributions by the partners.  This facility is guaranteed by the Company with a guarantee from PREI to the Company for 85% of any guaranty payment the Company is obligated to make. Proceeds from this new credit facility were used to repay the outstanding balance of $658.7 million under an existing $1.2 billion credit facility, which was scheduled to mature in October 2008 and bore interest at a rate of LIBOR plus 0.45%.

During the year ended December 31, 2008, KIR repaid 16 non-recourse mortgages aggregating approximately $209.6 million, which were scheduled to mature in 2008 and bore interest at rates ranging from 6.57% to 7.28%.  Proceeds from eight individual non-recourse mortgages obtained during 2008, aggregating approximately $218.3 million, bearing interest at rates ranging from 6.0% to 6.5% with maturity dates ranging from 2015 to 2018 were used to fund these repayments.

In addition, during 2008, two joint venture investments in which the Company holds a 50% interest in each obtained individual non-recourse mortgages totaling $77.0 million. These mortgages have interest rates ranging from 6.38% to 6.47% and maturities ranging from 2018 to 2019. Proceeds from these mortgages were used to retire $36.0 million of mortgage debt encumbering two properties held by the joint ventures.

International Real Estate Investments -

Canadian Investments -

During 2008, the Company acquired, in separate transactions, 12 operating properties located in Canada, through three newly formed joint ventures in which the Company has non-controlling interests. These properties were acquired for an aggregate purchase price of approximately CAD $193.7 million (approximately USD $187.2 million), including CAD $105.6 million (approximately USD $101.7 million) of non-recourse mortgage debt encumbering all 12 of the properties.  The Company’s aggregate investment in these joint ventures was approximately CAD $46.1 million (approximately USD $37.7 million).

During 2008, the Company provided, through three separate Canadian preferred equity investments, an aggregate of approximately CAD $15.3 million (approximately USD $12.5 million) to developers and owners of 11 real estate properties.

The Company recognized equity in income from its unconsolidated Canadian investments in real estate joint ventures of approximately $18.6 million, $22.5 million and $21.1 million during 2008, 2007 and 2006, respectively.  In addition, income from its Canadian preferred equity investments was approximately $23.2 million, $35.1 million and $13.9 million during 2008, 2007 and 2006, respectively.

Latin American Investments -

During 2008, the Company acquired, in separate transactions, one operating property located in Valinhos, Brazil for a purchase price of 29.0 million Brazilian Real (“BRL”) (approximately USD $17.4 million) comprising 121,000 square feet of GLA and one operating property in Santiago, Chile, for a purchase price of 1.5 billion Chilean Pesos ("CLP") (approximately USD $4.0 million), comprising 26,000 square feet. (See Note 3 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).

During 2008, the Company acquired (i) 5 land parcels located throughout Mexico for an aggregate purchase price of approximately 368.2 million Mexican Pesos (“MXP”) (approximately USD $33.3 million), (ii) one land parcel located in Lima, Peru for a purchase price of approximately 1.9 million Peruvian Nuevo Sol (“PEN”) (approximately USD $0.7 million), (iii) two land parcels located in Chile for a purchase price of approximately 7.9 billion CLP (approximately USD $16.1 million) and (iv) one land parcel located in Hortolandia, Brazil for a purchase price of approximately 7.4 BRL (approximately USD $3.2 million).  These nine land parcels will be developed into retail centers aggregating approximately 1.7 million square feet of gross leasable area with a total estimated aggregate project cost of approximately USD $195.5 million. These projects are inline with budget and on or close to schedule.

During 2008, the Company acquired, through an unconsolidated joint venture investment, 11 land parcels, in separate transactions, located throughout Mexico for an aggregate purchase price of approximately 554.9 million MXP (approximately USD $48.5 million) which will be held for investment or possible future development.

In addition, during 2008 the Company acquired, in separate transactions, two land parcels located in Chihuahua and San Luis Potosi, Mexico, and one operating property located in Monterrey, Mexico for an aggregate purchase price of approximately $10.9 million through an existing joint venture in which the Company has non-controlling interests. The Company’s aggregate investment in these joint ventures was approximately $5.5 million.

During 2008, the Company acquired four operating properties located in Santiago, Chile, through a joint venture in which the Company has a non-controlling interest. These properties were acquired for an aggregate purchase price of approximately 2.5 billion CLP (approximately USD $3.8 million).  The Company’s aggregate investment in this joint venture is approximately CLP 1.3 billion (approximately USD $1.9 million).

The Company recognized equity in income from its unconsolidated Mexican investments in real estate joint ventures of approximately $17.1 million, $5.2 million and $11.8 million during 2008, 2007 and 2006, respectively.

The Company recognized equity in income from its unconsolidated Chilean investments in real estate joint ventures of approximately $0.2 million and $0.1 million during 2008 and 2007, respectively.

The Company’s revenues from its consolidated Mexican subsidiaries aggregated approximately $20.3 million, $8.5 million and $2.4 million during 2008, 2007 and 2006, respectively. The Company’s revenues from its consolidated Brazilian subsidiaries aggregated approximately $0.4 million during 2008.

Other Real Estate Investments -

Preferred Equity Capital -

The Company maintains a Preferred Equity program, which provides capital to developers and owners of real estate properties.  During 2008, the Company provided, in separate transactions, an aggregate of approximately $51.9 million in investment capital to developers and owners of 28 real estate properties, including the Canadian investments described above.  For the year ended December 31, 2008, the Company earned approximately $66.8 million, including $24.6 million of profit participation earned from 10 capital transactions from these investments.

Mortgages and Other Financing Receivables -

During 2008, the Company provided financing to six borrowers for an aggregate amount of up to approximately $86.3 million, of which $72.9 million was outstanding as of December 31, 2008.  As of December 31, 2008, the Company had 35 loans with total commitments of up to $208.5 million, of which approximately $181.2 million has been funded.  Availability under the Company’s revolving credit facilities are expected to be sufficient to fund these commitments.  (See Note 9 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

Asset Impairments –

Recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth throughout 2008.  For the year ended December 31, 2008, continued concerns about the systemic impact of the availability and cost of credit, the U.S. mortgage market, inflation, energy costs, geopolitical issues and declining equity and real estate markets have contributed to increased market volatility and diminished expectations for the U.S. economy.  These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have contributed to volatility of unprecedented levels and has led to the unprecedented deterioration of U.S. and international equity markets during the fourth quarter of 2008.

Historically, real estate has been subject to a wide range of cyclical economic conditions that affect various real estate markets and geographic regions with differing intensities and at different times.  Different regions of the United States have and may continue to experience varying degrees of economic growth or distress.  The decline in market conditions has also had a negative effect on real estate transactional activity as it relates to the acquisition and sale of real estate assets.

As a result of the volatility and declining market conditions described above, the Company for the year ended December 31, 2008, recognized non-cash impairment charges of approximately $114.8 million, net of income tax benefit of approximately $31.1 million, of which approximately $105.1 million of these charges where taken in the fourth quarter of 2008.

Approximately $92.7 million of the total non-cash impairment charges for the year ended December 31, 2008, were due to the decline in value of certain marketable equity securities and other investments that were deemed to be other-than-temporary.  Of the $92.7 million, approximately $83.1 million of these impairment charges were taken at the end of the fourth quarter of 2008 resulting from the unprecedented deterioration of the equity markets during the fourth quarter and the uncertainty of their future recoverability.

The Company recognized non-cash impairment charges of $15.5 million against the carrying value of its investment in its unconsolidated joint ventures with PREI, reflecting an other-than-temporary decline in the fair value of its investment resulting from further significant declines in the real estate markets during the fourth quarter of 2008.  Also, impairments of approximately $6.6 million, net of income tax benefit, were recognized on real estate development projects including Plantations Crossing located in Middleburg, FL and Miramar Town Center located in Miramar, FL, previously described.  These development project impairment charges are the result of adverse changes in local market conditions and the uncertainty of their recovery in the future. (See Notes 5, 7 and 10 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

In addition to the impairment charges above, the Company recognized impairment charges during 2008 of approximately $11.2 million, before income tax benefit of approximately $4.5 million, relating to certain properties held by an unconsolidated joint venture within the KimPru joint venture that are deemed held-for-sale or were transitioned from held-for-sale to held-for-use properties. These impairment charges are included in Equity in income of joint ventures, net in the Company’s Consolidated Statements of Income.

Financing Transactions -

During September 2008, the Company completed a primary public stock offering of 11,500,000 shares of the Company’s common stock (“Common Stock”).  The net proceeds from this sale of Common Stock, totaling approximately $409.4 million (after related transaction costs of $0.6 million) were used to partially repay the outstanding balance under the Company’s U.S. revolving credit facility.

For discussion regarding financing transactions relating to the Company’s unsecured notes, credit facilities, non-recourse mortgage debt and construction loans, see Management’s Discussion and Analysis of Results of Operations and Financial Condition - Financing Activities and Contractual Obligations and Other Commitments.  (See Notes 11, 12, 13 and 17 of the Notes to Consolidated Financial Statement included in this annual report on Form 10-K.)

Exchange Listings

The Company's common stock, Class F Depositary Shares and Class G Depositary Shares are traded on the NYSE under the trading symbols "KIM", "KIMprF" and “KIMprG”, respectively.

Item 1A. Risk Factors

We are subject to certain business and legal risks including, but not limited to, the following:

Risks Related to Our Status as a Real Estate Investment Trust

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

As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital and could adversely affect the value of our securities.

Risks Related to Adverse Global Market and Economic Conditions

Recent market and economic conditions have been unprecedented and challenging with slower growth and tighter credit conditions through the end of 2008.  These adverse market conditions and competition may impede our ability to generate sufficient income to pay expenses, maintain properties, pay dividends and refinance debt.

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

The retail shopping sector has been negatively affected by recent economic conditions.  Adverse economic conditions have forced some weaker retailers, in some cases, to declare bankruptcy and close stores. Certain retailers have announced store closings even though they have not filed for bankruptcy protection.  These downturns in the retailing industry likely will have a direct impact on our performance.  Continued store closings or declarations of bankruptcy by our tenants may have a material adverse effect on the Company’s overall performance.  Adverse general or local economic conditions could result in the inability of some tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants.

Our properties consist primarily of community and neighborhood shopping centers and other retail properties. Our performance therefore is generally linked to economic conditions in the market for retail space.  In the future, the market for retail space could be adversely affected by:

•

weakness in the national, regional and local economies;

•

the adverse financial condition of some large retailing companies;

•

ongoing consolidation in the retail sector;

•

the excess amount of retail space in a number of markets; and

•

increasing consumer purchases through catalogues and the internet.

Failure by any anchor tenant with leases in multiple locations to make rental payments to us because of a deterioration of its financial condition or otherwise could impact our performance.

Our performance depends on our ability to collect rent from tenants.  At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition.  As a result, our tenants may delay a number of lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close stores or declare bankruptcy.  Any of these actions could result in the termination of the tenants’ leases and the loss of rental income attributable to these tenants’ leases.  In the event of a default by a tenant, we may experience delays and costs in enforcing our rights as landlord under the terms of our leases.

In addition, multiple lease terminations by tenants or a failure by multiple tenants to occupy their premises in a shopping center could result in lease terminations or significant reductions in rent by other tenants in the same shopping centers under the terms of some leases.  In that event, we may be unable to re-lease the vacated space at attractive rents or at all, and our rental payments from our continuing tenants could significantly decrease.  The occurrence of any of the situations described above, particularly if it involves a substantial tenant with leases in multiple locations, could have a material adverse effect on our performance.

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

Risks Related to Our Acquisition, Development, Operation, and Sale of Real Property

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

We may acquire or develop properties or acquire other real estate related companies when we believe that an acquisition or development is consistent with our business strategies. We may not succeed in consummating desired acquisitions or in completing developments on time or within budget. We face competition in pursuing these acquisition or development opportunities that could increase our costs.  When we do pursue a project or acquisition, we may not succeed in leasing newly developed or acquired properties at rents sufficient to cover the costs of acquisition or development and operations.  Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention.  Acquisitions or developments in new markets or industries where we do not have the same level of market knowledge may result in poorer than anticipated performance.  We may also abandon acquisition or development opportunities that management has begun pursuing and consequently fail to recover expenses already incurred and have devoted management time to a matter not consummated.  Furthermore, our acquisitions of new properties or companies will expose us to the liabilities of those properties or companies, some of which we may not be aware at the time of acquisition.  In addition, development of our existing properties presents similar risks.

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

We face competition in the acquisition, development, operation and sale of real property from others engaged in real estate investment.  Some of these competitors may have greater financial resources than we do.  This could result in competition for the acquisition of properties for tenants who lease or consider leasing space in our existing and subsequently acquired properties and for other real estate investment opportunities.

Risks Related to Our Joint Venture and Preferred Equity Investments

We do not have exclusive control over our joint venture and preferred equity investments, such that we are unable to ensure that our objectives will be pursued.

We have invested in some cases as a co-venturer or partner in properties instead of owning directly.  In these investments, we do not have exclusive control over the development, financing, leasing, management and other aspects of these investments.  As a result, the co-venturer or partner might have interests or goals that are inconsistent with us, take action contrary to our interests or otherwise impede our objectives. If the co-venturer or partner defaults on their obligations, we may be required to fulfill their obligation ourselves.  The co-venturer or partner also might become insolvent or bankrupt, which may result in significant losses to us.

We may not be able to recover our investments in our joint venture or preferred equity investments, which may result in significant losses to us.

Our joint venture and preferred equity investments generally own real estate properties for which the economic performance and value is subject to all the risks associated with owning and operating real estate as described above.

Risks Related to Our International Operations

We have significant international operations that carry additional risks.

We invest in and conduct operations outside the United States.  The risks we face in international business operations include, but are not limited to:

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

Risks Related to Our Financing Activities

We may be unable to obtain financing through the debt and equities market, which would have a material adverse effect on our growth strategy, our results of operations and our financial condition.

The capital and credit markets have become increasingly volatile and constrained as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies.   We cannot assure you that we will be able to access the capital and credit markets to obtain additional debt or equity financing or that we will be able to obtain financing on favorable terms. The inability to obtain financing could have negative effects on our business, such as:

•

we could have great difficulty acquiring or developing properties, which would materially adversely affect our business strategy;

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

Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on favorable terms, if at all, and could significantly reduce the market price of our publicly traded securities.

Risks Related to the Market Price of Our Publicly Traded Securities

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

Risks Related to Our Marketable Securities and Mortgage Receivables

We may not be able to recover our investments in marketable securities or mortgage receivables, which may result in significant losses to us.

Our investments in marketable securities are subject to specific risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer, which may result in significant losses to us.  Marketable securities are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in marketable securities are subject to risks of:

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

The issuers of our marketable securities also might become insolvent or bankrupt, which may result in significant losses to us.

These risks may adversely affect the value of outstanding marketable securities and the ability of the issuers to make distribution payments.

We invest in mortgage receivables.  Our investments in mortgage receivables normally are not insured or otherwise guaranteed by any institution or agency.  In the event of a default by a borrower, it may be necessary for us to foreclose our mortgage or engage in costly negotiations.  Delays in liquidating defaulted mortgage loans and repossessing and selling the underlying properties could reduce our investment returns.  Furthermore, in the event of default, the actual value of the property securing the mortgage may decrease. A decline in real estate values will adversely affect the value of our loans and the value of the mortgages securing our loans.

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

Risks Related to Environmental Regulations

We may be subject to environmental regulations.

Under various federal, state, and local laws, ordinances and regulations, we may be considered an owner or operator of real property and may be responsible for paying for the disposal or treatment of hazardous or toxic substances released on or in our property, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property).  This liability may be imposed whether or not we knew about, or were responsible for, the presence of hazardous or toxic substances.

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

Real Estate Portfolio  As of December 31, 2008, the Company's real estate portfolio was comprised of interests in approximately 160.8 million square feet of GLA in 1,407 operating properties primarily consisting of neighborhood and community shopping centers, and 16 retail store leases located in 45 states, Puerto Rico, Canada, Mexico, Chile, Brazil, and Peru.  This 160.8 million square feet of GLA does not include 16 properties under development comprising 1.2 million square feet of GLA related to the Preferred Equity program, 29 property interests comprising 0.6 million square feet of GLA related to FNC Realty, 402 property interests comprising 2.3 million square feet of GLA related to a net lease portfolio, 49 property interests comprising 2.4 million square feet of GLA related to the NewKirk Portfolio and 13.3 million square feet of planned GLA for 47 ground-up development projects.  The Company’s portfolio includes interests ranging from 5% to 50% in 481 shopping center properties comprising approximately 73.5 million square feet of GLA relating to the Company’s investment management programs and other joint ventures.  Neighborhood and community shopping centers comprise the primary focus of the Company's current portfolio.  As of December 31, 2008, the Company’s total shopping center portfolio, comprised of total GLA of 126.9 million from 893 properties, was approximately 93.9% leased.

The Company's neighborhood and community shopping center properties, which are generally owned and operated through subsidiaries or joint ventures, had an average size of approximately 142,000 square feet as of December 31, 2008.  The Company generally retains its shopping centers for long-term investment and consequently pursues a program of regular physical maintenance together with major renovations and refurbishing to preserve and increase the value of its properties.  These projects usually include renovating existing facades, installing uniform signage, resurfacing parking lots and enhancing parking lot lighting.  During 2008, the Company capitalized approximately $16.1 million in connection with these property improvements and expensed to operations approximately $21.4 million.

The Company's neighborhood and community shopping centers are usually "anchored" by a national or regional discount department store, supermarket or drugstore.  As one of the original participants in the growth of the shopping center industry and one of the nation's largest owners and operators of shopping centers, the Company has established close relationships with a large number of major national and regional retailers.  Some of the major national and regional companies that are tenants in the Company's shopping center properties include The Home Depot, TJX Companies, Sears Holdings, Kohl’s, Wal-Mart, Royal Ahold, Best Buy, Bed Bath and Beyond and Costco.

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

Approximately 22.8% of the Company's leases also contain provisions requiring the payment of additional rent calculated as a percentage of tenants’ gross sales above predetermined thresholds.  Percentage rents accounted for less than 1% of the Company's revenues from rental property for the year ended December 31, 2008. Additionally, a majority of the Company’s leases have built-in contractual rent increases as well as escalation clauses. Such escalation clauses often include increases based upon changes in the consumer price index or similar inflation indices.

Minimum base rental revenues and operating expense reimbursements accounted for approximately 99% of the Company's total revenues from rental property for the year ended December 31, 2008.  The Company's management believes that the base rent per leased square foot for many of the Company's existing leases is generally lower than the prevailing market-rate base rents in the geographic regions where the Company operates, reflecting the potential for future growth.

As of December 31, 2008, the Company’s consolidated portfolio, comprised of 53.4 million of GLA, was 93.2% leased.  For the period January 1, 2008 to December 31, 2008, the Company increased the average base rent per leased square foot in its consolidated portfolio of neighborhood and community shopping centers from $10.35 to $10.69, an increase of $0.34.  This increase primarily consists of (i) a $0.01 increase relating to acquisitions, (ii) a $0.12 increase relating to dispositions or the transfer of properties to various joint venture entities and (iii) a $0.21 increase relating to new leases signed net of leases vacated and rent step-ups within the portfolio.

The Company seeks to reduce its operating and leasing risks through geographic and tenant diversity.  No single neighborhood and community shopping center accounted for more than 0.9% of the Company's total shopping center GLA or more than 1.0% of total annualized base rental revenues as of December 31, 2008. The Company’s five largest tenants at December 31, 2008, were The Home Depot, TJX Companies, Sears Holdings, Kohl’s and Wal-Mart, which represent approximately 3.3%, 2.8%, 2.5%, 2.2% and 1.8%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.  The Company maintains an active leasing and capital improvement program that, combined with the high quality of the locations, has made, in management's opinion, the Company's properties attractive to tenants.

The Company's management believes its experience in the real estate industry and its relationships with numerous national and regional tenants gives it an advantage in an industry where ownership is fragmented among a large number of property owners.

Retail Store Leases In addition to neighborhood and community shopping centers, as of December 31, 2008, the Company had interests in retail store leases totaling approximately 1.5 million square feet of anchor stores in 16 neighborhood and community shopping centers located in 11 states.  As of December 31, 2008, approximately 95.9% of the space in these anchor stores had been sublet to retailers that lease the stores under net lease agreements providing for average annualized base rental payments of $4.12 per square foot. The average annualized base rental payments under the Company’s retail store leases to the landowners of such subleased stores are approximately $2.13 per square foot.  The average remaining primary term of the retail store leases (and, similarly, the remaining primary term of the sublease agreements with the tenants currently leasing such space) is approximately four years, excluding options to renew the leases for terms which generally range from five years to 20 years.  The Company’s investment in retail store leases is included in the caption Other real estate investments in the Company’s Consolidated Balance Sheets.

Ground-Leased Properties  The Company has interests in 48 consolidated shopping center properties and interests in 26 shopping center properties in unconsolidated joint ventures that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company (or an affiliated joint venture) to construct and/or operate a shopping center.  The Company or the joint venture pays rent for the use of the land and generally is responsible for all costs and expenses associated with the building and improvements.  At the end of these long-term leases, unless extended, the land together with all improvements revert to the landowner.

Ground-Up Development Properties  The Company is engaged in ground-up development projects, which consist of (i) merchant building through the Company’s wholly-owned taxable REIT subsidiaries, which develop neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) U.S. ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Latin America for long-term investment (see Recent Developments - International Real Estate Investments and Note 3 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).  The ground-up development projects generally have significant pre-leasing prior to the commencement of the construction.  As of December 31, 2008, the Company had in progress a total of 47 ground-up development projects, consisting of 11 merchant building projects, of which seven are anticipated to be substantially complete during the first half of 2009, one U.S. ground-up development project, 29 ground-up development projects located throughout Mexico, three ground-up development projects located in Chile, two ground-up development projects located in Brazil and one ground-up development project located in Peru.

As of December 31, 2008, the Company had in progress 11 merchant building projects located in six states, which are expected to be sold upon completion.  These projects had significant pre-leasing prior to the commencement of construction.  As of December 31, 2008, the average annual base rent per leased square foot for the merchant building portfolio was $14.87 and the average annual base rent per leased square foot for new leases executed in 2008 was $17.58.

Undeveloped Land  The Company owns certain unimproved land tracts and parcels of land adjacent to certain of its existing shopping centers that are held for possible expansion. At times, should circumstances warrant, the Company may develop or dispose of these parcels.

The table on pages 19 through 40 sets forth more specific information with respect to each of the Company's property interests.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

ALABAMA
HOOVER (11)	2007	JOINT VENTURE	163.90	457,000	68.9	BOOKS-A-MILLION	2020	2035	PETCO	2019	2029	SHOE CARNIVAL	2019	2029
MOBILE (8)	1986	JOINT VENTURE	48.81	299,730	94.9	ACADEMY SPORTS & OUTDOORS	2021	2031	ROSS DRESS FOR LESS	2015	2035	MARSHALLS	2010	2017
ALASKA
ANCHORAGE (11)	2006	JOINT VENTURE	24.63	256,000	38.3	MICHAELS	2017	2037	BED BATH & BEYOND	2019	2039	OLD NAVY	2012	2018
KENAI	2003	JOINT VENTURE	14.67	146,759	100.0	HOME DEPOT	2018	2048
ARIZONA
GLENDALE	2007	FEE	16.52	86,504	98.6	MOR FURNITURE FOR LESS	2016		MICHAELS	2013	2018	ANNA'S LINENS	2015	2025
GLENDALE (4)	1998	JOINT VENTURE	40.50	333,388	84.5	COSTCO	2011	2046	FLOOR & DECOR	2015	2025	THE $99 FURNITURE STORE	2016	2026
GLENDALE (6)	2004	FEE	6.42	70,428	97.6	SAFEWAY	2016	2046
MARANA	2003	FEE	18.18	191,008	100.0	LOWE'S HOME CENTER	2019	2069
MESA	2005	GROUND LEASE (2078)/ JOINT VENTURE	177.80	1,051,731	96.8	WAL-MART	2027	2077	BASS PRO SHOPS OUTDOOR WORLD	2027	2057	HOME DEPOT	2028	2058
MESA	1998	FEE	19.83	145,452	71.0	ROSS DRESS FOR LESS	2010	2015	CINE MANIA	2014	2019	BLACK ANGUS	2010	2015
MESA (6)	2004	FEE	29.44	307,375	82.6	SPORTS AUTHORITY	2016	2046	CIRCUIT CITY	2016	2036	MICHAELS	2010	2025
NORTH PHOENIX	1998	FEE	17.00	230,164	100.0	BURLINGTON COAT FACTORY	2013	2023	GUITAR CENTER	2017	2027	MICHAELS	2012	2022
PHOENIX	1998	JOINT VENTURE	1.64	16,410	100.0	CHAPMAN BMW	2016	2031
PHOENIX	1997	FEE	17.50	131,621	91.9	SAFEWAY	2014	2039	TRADER JOE'S	2014	2029
PHOENIX	1998	FEE	26.60	334,265	95.0	COSTCO	2011	2041	PHOENIX RANCH MARKET	2021	2041	FAMSA	2022	2032
PHOENIX	1998	FEE	13.40	153,180	98.1	HOME DEPOT	2020	2050	JO-ANN FABRICS	2010	2025
PHOENIX (3)	2006	FEE	9.43	94,379	56.3	DOLLAR TREE	2012	2017
TUCSON	2003	JOINT VENTURE	17.80	190,174	100.0	LOWE'S HOME CENTER	2019	2069
CALIFORNIA
ALHAMBRA	1998	FEE	18.40	195,455	99.1	COSTCO	2027	2057	COSTCO	2027	2057	JO-ANN FABRICS	2009	2019
ANAHEIM	1995	FEE	1.04	15,396	100.0	NORTHGATE GONZALEZ MARKETS	2022	2032
ANAHEIM (3)	2006	FEE	8.52	105,085	100.0	STATER BROTHERS	2011	2026	CVS	2012	2022
ANAHEIM (3)	2006	FEE	19.10	185,247	98.0	RALPHS	2016	2046	RITE AID	2016	2025	DOLLAR STORE	2009	2014
ANAHEIM (3)	2006	FEE	36.14	347,236	93.9	MERVYN'S	2012	2022	EL SUPER	2023	2033	OFFICEMAX	2011	2026
ANGEL'S CAMP (3)	2006	FEE	5.06	77,967	98.1	SAVE MART	2022	2048	RITE AID	2011	2031
ANTELOPE (3)	2006	FEE	13.09	119,998	88.5	FOOD MAXX	2009	2022	GOODWILL INDUSTRIES	2014	2029
BELLFLOWER (3)	2006	GROUND LEASE (2032)/JOINT VENTURE	9.11	113,511	100.0	STATER BROTHERS	2017	2032	STAPLES	2012
CALSBAD (3)	2006	FEE	21.10	160,928	88.3	MARSHALLS	2013	2018	DOLLAR TREE	2014	2024	KIDS 'R' US	2018	2027
CARMICHAEL	1998	FEE	18.50	213,721	94.6	HOME DEPOT	2013	2022	SPORTS AUTHORITY	2009	2024	LONGS DRUGS	2013	2033
CHICO	2008	JOINT VENTURE	26.43	264,336	97.2	FOOD MAXX	2014	2024	ASHLEY FURNITURE HOMESTORE	2009	2019	BED, BATH & BEYOND	2014	2029
CHICO	2006	FEE	1.34	19,560	91.7
CHICO (5)	2007	JOINT VENTURE	7.30	69,812	100.0	RALEY'S	2024	2039
CHINO (3)	2006	FEE	13.12	168,264	100.0	DOLLAR TREE	2013	2023	PETSMART	2012	2027	RITE AID	2010	2020
CHINO (3)	2006	FEE	32.99	341,577	92.3	LA CURACAO	2021	2041	ROSS DRESS FOR LESS	2013	2033	DD'S DISCOUNT	2016	2036
CHINO HILLS	2008	JOINT VENTURE	7.17	73,352	91.3	STATER BROTHERS	2022	2052
CHINO HILLS (3)	2006	FEE	11.84	128,082	61.0	FRESH & EASY	2028	2043
CHULA VISTA	1998	FEE	18.95	356,335	100.0	COSTCO	2029	2079	WAL-MART	2025	2086	NAVCARE	2009
COLMA (5)	2006	JOINT VENTURE	6.41	213,532	98.9	MARSHALLS	2012		NORDSTROM RACK	2017		BED BATH & BEYOND	2011	2026
CORONA	2007	FEE	12.28	148,815	92.9	VONS	2013	2038	PETSMART	2014	2034	ANNA'S LINENS	2012	2027
CORONA	1998	FEE	48.09	491,998	87.8	COSTCO	2012	2042	HOME DEPOT	2010	2029	BALLY TOTAL FITNESS	2013	2018
COVINA (4)	2000	GROUND LEASE (2054)/ JOINT VENTURE	26.00	269,433	99.3	HOME DEPOT	2009	2034	STAPLES	2011		PETSMART	2010	2028
CUPERTINO	2006	FEE	11.45	114,533	92.0	99 RANCH MARKET	2012	2027
DALY CITY	2002	FEE	25.64	600,346	87.9	HOME DEPOT	2026	2056	BURLINGTON COAT FACTORY	2012	2022	SAFEWAY	2014	2024
DOWNEY (3)	2006	GROUND LEASE (2009)	9.78	114,722	100.0	WAL-MART	2009
DUBLIN (3)	2006	FEE	12.35	154,728	100.0	ORCHARD SUPPLY HARDWARE	2011		MARSHALLS	2010	2025	ROSS DRESS FOR LESS	2013	2023
EL CAJON	2003	JOINT VENTURE	10.94	128,343	100.0	KOHL'S	2024	2053	MICHAELS	2015	2035
EL CAJON (6)	2004	FEE	10.35	98,396	94.2	RITE AID	2018	2043	ROSS DRESS FOR LESS	2014	2024	PETCO	2009	2014
ELK GROVE	2006	FEE	0.82	7,880	100.0
ELK GROVE	2006	FEE	2.31	30,130	96.0
ELK GROVE (3)	2006	FEE	5.04	34,015	90.2
ELK GROVE (3)	2006	FEE	8.05	89,216	94.4	BEL AIR MARKET	2025	2050
ENCINITAS (3)	2006	FEE	9.14	119,738	89.7	ALBERTSONS	2011	2031	TOTAL WOMAN GYM AND ATMOSPHERE	2019	2029
ESCONDIDO (3)	2006	FEE	23.11	231,157	96.8	LA FITNESS	2017	2032	VONS	2009	2034	CVS	2009	2034
FAIR OAKS (3)	2006	FEE	9.58	98,625	97.6	RALEY'S	2011	2021
FOLSOM	2003	JOINT VENTURE	9.46	108,255	100.0	KOHL'S	2018	2048

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

FREMONT (3)	2006	FEE	11.94	131,239	99.1	SAVE MART	2013	2038	LONGS DRUGS	2011	2021	BALLY TOTAL FITNESS	2014	2029
FREMONT (3)	2007	JOINT VENTURE	51.70	504,666	96.1	SAFEWAY	2025	2050	BED BATH & BEYOND	2010	2025	MARSHALLS	2015	2030
FRESNO (3)	2006	FEE	9.90	102,581	90.4	SAVE MART	2014	2034	RITE AID	2014	2044
FRESNO (6)	2004	FEE	10.81	121,107	100.0	BED BATH & BEYOND	2010	2025	SPORTMART	2013	2023	ROSS DRESS FOR LESS	2011	2031
FULLERTON (3)	2006	GROUND LEASE (2042)	20.29	270,647	96.4	TOYS'R 'US/CHUCK E.CHEESE	2017	2042	AMC THEATRES	2012	2037	AMC THEATERS	2012	2037
GARDENA (3)	2006	FEE	6.52	65,987	98.6	TAWA MARKET	2010	2020	RITE AID	2015	2035
GRANITE BAY (3)	2006	FEE	11.48	140,184	84.9	RALEY'S	2018	2033
GRASS VALLEY (3)	2006	FEE	29.96	217,525	97.1	RALEY'S	2018		JCPENNEY	2013	2033	COURTHOUSE ATHLETIC CLUB	2009	2014
HACIENDA HEIGHTS (3)	2006	FEE	12.10	135,012	85.9	ALBERTSONS	2016	2071	VIVO DANCE	2012
HAYWARD (3)	2006	FEE	7.22	80,911	92.3	99 CENTS ONLY STORES	2010	2025	BIG LOTS	2011	2021
HUNTINGTON BEACH (3)	2006	FEE	12.00	148,756	97.9	VONS	2016	2036	CVS	2015	2030
JACKSON	2008	JOINT VENTURE	9.23	67,665	100.0	RALEY'S	2024	2049
LA MIRADA	1998	FEE	31.20	266,572	96.1	TOYS "R" US	2012	2032	U.S. POSTAL SERVICE	2015	2020	MOVIES 7 DOLLAR THEATRE	2013	2018
LA VERNE (3)	2006	GROUND LEASE (2059)	20.11	229,252	98.0	TARGET	2009	2034	VONS	2010	2055
LAGUNA HILLS	2007	JOINT VENTURE	-	160,000	100.0	MACY'S	2014	2050
LINCOLN (5)	2007	JOINT VENTURE	13.06	119,559	97.6	SAFEWAY	2026	2066	LONGS DRUGS	2027	2057
LIVERMORE (3)	2006	FEE	8.08	104,363	89.5	ROSS DRESS FOR LESS	2014	2024	RICHARD CRAFTS	2013	2018	BIG 5 SPORTING GOODS	2012	2022
LOS ANGELES (3)	2006	GROUND LEASE (2070)	0.03	169,744	99.1	KMART	2012	2018	SUPERIOR MARKETS	2023	2038	CVS	2011	2016
LOS ANGELES (3)	2006	GROUND LEASE (2050)	14.57	165,195	94.7	RALPHS/FOOD 4 LESS	2012	2037	FACTORY 2-U	2011	2016	RITE AID	2010	2025
MANTECA	2006	FEE	1.05	19,455	94.4
MANTECA (3)	2006	FEE	7.21	96,393	88.8	PAK 'N SAVE	2013		BIG 5 SPORTING GOODS	2018
MERCED	2006	FEE	1.60	27,350	86.0
MODESTO (3)	2006	FEE	17.86	214,772	95.8	GOTTSCHALKS	2013	2027	RALEY'S	2009	2024	GOTTSCHALKS	2012	2026
MONTEBELLO (4)	2000	JOINT VENTURE	25.44	251,489	98.8	SEARS	2012	2062	TOYS "R" US	2018	2043	AMC THEATRES	2012	2032
MORAGA (3)	2006	FEE	33.74	163,630	90.2	TJ MAXX	2011	2026	LONGS DRUGS	2010	2035	U.S. POSTAL SERVICE	2011	2031
MORGAN HILL	2003	JOINT VENTURE	8.12	103,362	100.0	HOME DEPOT	2024	2054
NAPA	2006	GROUND LEASE (2073)	34.47	349,530	100.0	TARGET	2020	2040	HOME DEPOT	2018	2040	RALEY'S	2020	2045
NORTHRIDGE	2005	FEE	9.25	158,812	74.6	DSW SHOE WAREHOUSE	2016	2028	GELSON'S MARKET	2017	2027
NOVATO (3)	2003	FEE	11.29	133,862	94.6	SAFEWAY	2025	2060	RITE AID	2013	2023	BIG LOTS	2010	2020
OCEANSIDE (3)	2006	FEE	10.15	88,363	84.8	SMART & FINAL	2024	2034	LONGS DRUGS	2013	2033
OCEANSIDE (3)	2006	GROUND LEASE (2048)	9.50	92,378	90.4	TRADER JOE'S	2016	2026	LAMPS PLUS	2011
OCEANSIDE (3)	2006	FEE	42.69	366,775	96.4	STEIN MART	2009	2024	ROSS DRESS FOR LESS	2014		BARNES & NOBLE	2013	2028
ORANGEVALE (3)	2007	JOINT VENTURE	17.33	160,811	95.4	SAVE MART	2024	2064	LONGS DRUGS	2022	2052	U.S. POSTAL SERVICE	2012
OXNARD (4)	1998	JOINT VENTURE	14.40	171,580	100.0	TARGET	2013		FOOD 4 LESS	2013		24 HOUR FITNESS	2010	2020
PACIFICA (3)	2006	FEE	7.50	104,281	95.0	SAVE MART	2009	2032	RITE AID	2012	2042
PACIFICA (7)	2004	JOINT VENTURE	13.60	168,871	95.9	SAFEWAY	2018	2038	ROSS DRESS FOR LESS	2010	2020	RITE AID	2021
PLEASANTON	2007	JOINT VENTURE	-	175,000	100.0	MACY'S	2012	2040
PORTERVILLE (3)	2006	FEE	8.10	81,010	93.2	VALLARTA SUPERMARKET	2029	2049	COUNTY OF TULARE	2025	2045
POWAY	2005	FEE	8.33	121,977	93.4	STEIN MART	2013	2028	HOME GOODS	2014	2034	OFFICE DEPOT	2013	2028
RANCHO CUCAMONGA (3)	2006	FEE	5.16	56,019	91.0	CVS	2011	2026
RANCHO CUCAMONGA (3)	2006	GROUND LEASE (2042)	17.14	308,846	86.8	FOOD 4 LESS	2014	2034	SPORTS CHALET	2010	2020	PETSMART	2009	2029
RANCHO MIRAGE (3)	2006	FEE	16.85	165,156	84.9	VONS	2010	2039	LONGS DRUGS	2010	2029
RED BLUFF	2006	FEE	4.59	23,200	89.4
REDDING	2006	FEE	1.75	21,876	77.0
REDWOOD CITY (6)	2004	FEE	6.38	49,429	100.0	ORCHARD SUPPLY HARDWARE	2019	2029
RIVERSIDE	2008	JOINT VENTURE	5.02	86,108	97.7	BURLINGTON COAT FACTORY	2009	2028
ROSEVILLE (5)	2007	JOINT VENTURE	8.97	81,171	98.3	SAFEWAY	2030	2060
ROSEVILLE (6)	2004	FEE	20.29	188,493	77.0	SPORTS AUTHORITY	2016	2031	ROSS DRESS FOR LESS	2013	2028	STAPLES	2013	2028
SACRAMENTO (3)	2006	FEE	23.12	188,874	91.0	SEAFOOD CITY	2018	2033	BIG 5 SPORTING GOODS	2012	2022
SACRAMENTO (3)	2006	FEE	13.15	120,893	90.2	UNITED ARTISTS THEATRE	2016	2028	24 HOUR FITNESS	2012	2027
SAN DIEGO	2007	JOINT VENTURE	-	225,919	100.0	NORDSTROM	2017	2037
SAN DIEGO	2007	FEE	13.40	49,080	100.0
SAN DIEGO (3)	2006	GROUND LEASE (2023)	16.36	210,621	91.3	CIRCUIT CITY	2010	2020	TJ MAXX	2010	2015	CVS	2013	2023
SAN DIEGO (4)	2000	JOINT VENTURE	11.24	117,410	100.0	ALBERTSONS	2012		SPORTMART	2013
SAN DIEGO (5)	2007	JOINT VENTURE	5.94	59,414	98.4
SAN DIEGO (5)	2007	JOINT VENTURE	12.80	57,406	100.0
SAN DIEGO (6)	2004	FEE	5.91	35,000	76.0	CLAIM JUMPER	2013	2023
SAN DIEGO (6)	2004	FEE	42.12	411,375	100.0	PRICE SELF STORAGE	2035		COSTCO	2014	2044	CHARLOTTE RUSSE	2010

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

SAN DIMAS (3)	2006	FEE	13.42	154,000	89.6	OFFICEMAX	2011	2026	ROSS DRESS FOR LESS	2013	2023	PETCO	2012	2027
SAN JOSE (3)	2006	FEE	16.84	183,180	94.5	WAL-MART	2011	2041	WALGREENS	2030
SAN LEANDRO (3)	2006	FEE	6.23	95,255	100.0	ROSS DRESS FOR LESS	2018		MICHAELS	2013
SAN LUIS OBISPO	2005	FEE	17.55	174,428	91.2	VON'S	2017	2042	MICHAELS	2013	2028	CVS	2017	2047
SAN RAMON (4)	1999	JOINT VENTURE	5.30	41,913	95.4	PETCO	2012	2022
SANTA ANA	1998	FEE	12.00	134,400	100.0	HOME DEPOT	2015	2035
SANTA CLARITA (3)	2006	FEE	14.10	96,662	88.7	ALBERTSONS	2012	2042
SANTA ROSA	2005	FEE	3.63	41,565	91.4	ACE HARDWARE	2009	2019
SANTEE	2003	JOINT VENTURE	44.45	311,637	97.8	24 HOUR FITNESS	2017		BED BATH & BEYOND	2013	2028	TJ MAXX	2012	2027
SIGNAL HILL (6)	2004	FEE	14.97	181,250	97.7	HOME DEPOT	2014	2034	PETSMART	2014	2024
STOCKTON	1999	FEE	14.63	152,919	87.2	SUPER UNITED FURNITURE	2014	2019	COSTCO	2013	2033
TEMECULA (3)	2006	FEE	17.93	139,130	91.1	ALBERTSONS	2015	2045	LONGS DRUGS	2016	2041
TEMECULA (4)	1999	JOINT VENTURE	40.00	342,336	93.1	KMART	2017	2032	FOOD 4 LESS	2010	2030	TRISTONE THEATRES	2013	2018
TEMECULA (6)	2004	FEE	47.38	345,113	100.0	WAL-MART	2028	2058	KOHL'S	2024	2044	ROSS DRESS FOR LESS	2014	2034
TORRANCE (3)	2007	JOINT VENTURE	6.75	67,504	82.9	ACE HARDWARE	2013	2023	COOKIN' STUFF	2012
TORRANCE (4)	2000	JOINT VENTURE	26.68	266,847	99.3	HL TORRANCE	2011		LINENS N THINGS	2010	2020	MARSHALLS	2014	2019
TRUCKEE	2006	FEE	3.17	26,553	88.9
TRUCKEE (5)	2007	GROUND LEASE (2016)/ JOINT VENTURE	4.92	41,149	100.0
TURLOCK (3)	2006	FEE	10.11	111,612	94.1	RALEY'S	2018	2033	DECHINA 1 BUFFET, INC.	2014	2024
TUSTIN	2007	JOINT VENTURE	51.98	685,330	98.6	TARGET	2033		AMC THEATERS	2027		WHOLE FOODS MARKET	2027
TUSTIN	2003	JOINT VENTURE	9.10	108,413	100.0	KMART	2018	2048
TUSTIN (3)	2006	FEE	12.90	138,348	93.6	RALPHS	2013	2023	LONGS DRUGS	2022	2032	MICHAELS	2013
TUSTIN (3)	2006	FEE	15.70	210,743	88.7	VONS	2021	2041	RITE AID	2009	2029	KRAGEN AUTO PARTS	2011	2016
UKIAH (3)	2006	FEE	11.08	110,565	90.8	RALEY'S	2016	2031
UPLAND (3)	2006	FEE	22.53	271,867	85.2	HOME DEPOT	2014	2029	PAVILIONS	2013	2043	STAPLES	2013	2028
VALENCIA (3)	2006	FEE	13.63	143,333	90.0	RALPHS	2023	2053	LONGS DRUGS	2013	2023
VALLEJO (3)	2006	FEE	14.15	150,766	92.4	RALEY'S	2017	2032	24 HOUR FITNESS	2013		AARON RENTS	2013	2023
VALLEJO (3)	2006	FEE	6.79	66,000	100.0	SAFEWAY	2015	2045
VISALIA	2007	JOINT VENTURE	-	136,726	100.0	REGAL SEQUOIA MALL 12	2016		MARSHALLS	2010		BED BATH & BEYOND	2011
VISALIA (3)	2006	FEE	4.24	46,460	80.5	CHUCK E CHEESE	2013
VISTA (3)	2006	FEE	12.00	136,672	87.2	ALBERTSONS	2011	2041	CVS	2010	2025
WALNUT CREEK (3)	2006	FEE	3.23	114,733	92.9	CENTURY THEATRES	2023	2053	COST PLUS	2014	2024
WESTMINSTER (3)	2006	FEE	16.36	208,660	98.8	PAVILIONS	2017	2047	NEW WORLD AUDIO/VIDEO	2012
WINDSOR (3)	2006	GROUND LEASE (2054)	13.08	126,187	86.4	SAFEWAY	2014	2054	LONGS DRUGS	2018	2048
WINDSOR (3)	2006	FEE	9.81	107,769	98.7	RALEY'S	2012	2027	THE 24 HOUR CLUB	2018
YREKA (3)	2006	FEE	13.97	126,614	97.8	RALEY'S	2014	2029	JCPENNEY	2011		DOLLAR TREE	2013
COLORADO
AURORA	1998	FEE	13.90	152,490	82.6	ALBERTSONS	2011	2051	DOLLAR TREE	2012	2027	CROWN LIQUORS	2015
AURORA	1998	FEE	9.92	44,174	75.8
AURORA	1998	FEE	13.81	154,055	83.3	ROSS DRESS FOR LESS	2017	2037	TJ MAXX	2012		SPACE AGE FEDERAL	2016	2026
COLORADO SPRINGS	1998	FEE	10.74	107,310	76.2	RANCHO LIBORIO	2018	2043
DENVER	1998	FEE	1.45	18,405	100.0	SAVE-A-LOT	2012	2027
ENGLEWOOD	1998	FEE	6.48	80,330	93.5	HOBBY LOBBY	2013	2023	OLD COUNTRY BUFFET	2009	2019
FORT COLLINS	2000	FEE	11.58	115,862	100.0	KOHL'S	2020	2070	GUITAR CENTER	2017	2027
GREELEY (9)	2005	JOINT VENTURE	14.39	138,818	100.0	BED BATH & BEYOND	2016	2036	MICHAELS	2015	2035	CIRCUIT CITY	2016	2031
GREENWOOD VILLAGE	2003	JOINT VENTURE	21.00	196,726	100.0	HOME DEPOT	2019	2069
LAKEWOOD	1998	FEE	7.55	82,581	84.3	SAFEWAY	2012	2032
PUEBLO	2006	JOINT VENTURE	3.26	30,809	0.0
CONNECTICUT
BRANFORD (4)	2000	JOINT VENTURE	19.07	190,738	98.6	KOHL'S	2012	2022	SUPER FOODMART	2016	2038
DERBY	2005	JOINT VENTURE	20.67	141,258	100.0	LOWE'S HOME CENTER	2029	2069
ENFIELD (4)	2000	JOINT VENTURE	14.85	148,517	98.7	KOHL'S	2021	2041	BEST BUY	2016	2031
FARMINGTON	1998	FEE	16.90	184,572	76.4	SPORTS AUTHORITY	2018	2063	BORDERS BOOKS	2018	2063	TJ MAXX	2010	2015
HAMDEN	1967	JOINT VENTURE	31.69	345,196	90.7	WAL-MART	2019	2039	BON-TON	2012		BOB'S STORES	2016	2036
NORTH HAVEN	1998	FEE	31.70	331,919	98.1	HOME DEPOT	2014	2029	BJ'S	2011	2041	XPECT DISCOUNT	2013
WATERBURY	1993	FEE	13.10	141,443	100.0	RAYMOUR & FLANIGAN FURNITURE	2017	2037	STOP & SHOP	2013	2043

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

DELAWARE
ELSMERE	1979	GROUND LEASE (2076)	17.14	106,530	100.0	VALUE CITY	2013	2038
WILMINGTON (7)	2004	GROUND LEASE (2052)/ JOINT VENTURE	25.85	165,805	100.0	SHOPRITE	2014	2044	SPORTS AUTHORITY	2013	2023	RAYMOUR & FLANIGAN FURNITURE	2019	2044
FLORIDA
ALTAMONTE SPRINGS	1998	FEE	19.40	233,817	84.3	BAER'S FURNITURE	2024	2034	DSW SHOE WAREHOUSE	2012	2032	MICHAELS	2012	2022
ALTAMONTE SPRINGS	1995	FEE	5.58	94,193	71.4	ORIENTAL MARKET	2012	2022	THOMASVILLE HOME	2011	2021
BOCA RATON	1967	FEE	9.85	73,549	90.2	WINN DIXIE	2013	2033
BONITA SPRINGS (5)	2006	JOINT VENTURE	0.50	79,676	88.0	PUBLIX	2022	2052
BOYNTON BEACH (4)	1999	JOINT VENTURE	18.00	194,028	98.6	BEALLS	2011	2056	ALBERTSONS	2015	2040
BRADENTON	1968	JOINT VENTURE	6.20	30,938	86.1	GRAND CHINA BUFFET	2009	2014
BRADENTON	1998	FEE	19.63	162,997	89.5	PUBLIX	2012	2032	TJ MAXX	2014	2019	JO-ANN FABRICS	2014	2024
BRANDON (4)	2001	JOINT VENTURE	29.70	143,785	100.0	BED BATH & BEYOND	2010	2020	ROSS DRESS FOR LESS	2015	2025	THOMASVILLE HOME	2010	2020
CAPE CORAL (5)	2006	JOINT VENTURE	-	125,110	96.9	PUBLIX	2022	2052	ROSS DRESS FOR LESS	2013	2033	STAPLES	2013	2033
CAPE CORAL (5)	2006	JOINT VENTURE	2.32	42,030	90.4
CLEARWATER	2005	FEE	20.73	207,071	91.3	HOME DEPOT	2023	2068	JO-ANN FABRICS	2014	2034	STAPLES	2014	2034
CORAL SPRINGS	1997	FEE	9.80	86,342	98.5	TJ MAXX	2012	2017	ANNA'S LINENS	2012	2027	PARTY SUPERMARKET	2011	2016
CORAL SPRINGS	1994	FEE	5.90	55,597	35.2
CORAL WAY	1992	JOINT VENTURE	8.73	87,305	100.0	WINN DIXIE	2011	2036	STAPLES	2016	2031
CUTLER RIDGE	1998	JOINT VENTURE	3.76	37,640	100.0	POTAMKIN CHEVROLET	2015	2050
DELRAY BEACH (5)	2006	JOINT VENTURE	-	50,906	100.0	PUBLIX	2025	2055
EAST ORLANDO	1971	GROUND LEASE (2068)	11.63	131,981	94.8	SPORTS AUTHORITY	2010	2020	OFFICE DEPOT	2010	2025	C-TOWN	2013	2028
FERN PARK	1968	FEE	12.00	131,646	36.8	ALDI	2018	2038	DEAL$	2014	2029
FORT LAUDERDALE (6)	2004	FEE	22.88	229,034	98.5	REGAL CINEMAS	2017	2057	OFFICE DEPOT	2011	2026	JUST FOR SPORTS	2017	2023
FORT MEYERS (5)	2006	JOINT VENTURE	7.42	74,286	79.4	PUBLIX	2023	2053
HIALEAH	1998	JOINT VENTURE	2.36	23,625	100.0	POTAMKIN CHEVROLET	2015	2050
HOLLYWOOD	2002	JOINT VENTURE	5.00	50,000	100.0	HOME GOODS	2010	2025	MICHAELS	2018	2030
HOLLYWOOD (6)	2004	FEE	10.45	141,097	87.4	AZOPHARMA	2014	2020	AZOPHARMA	2014	2020	C'EST PAPIER, INC.	2012	2017
HOLLYWOOD (6)	2004	FEE	98.93	871,723	99.3	HOME DEPOT	2019	2069	KMART	2019	2069	BJ'S	2019	2069
HOMESTEAD	1972	GROUND LEASE (2093)/ JOINT VENTURE	21.00	209,214	98.9	PUBLIX	2014	2034	MARSHALLS	2011	2026	OFFICEMAX	2013	2028
JACKSONVILLE	2002	JOINT VENTURE	5.10	51,002	100.0	MICHAELS	2013	2033	HOME GOODS	2010	2020
JACKSONVILLE	1999	FEE	18.62	205,696	99.5	BURLINGTON COAT FACTORY	2013	2018	OFFICEMAX	2012	2032	TJ MAXX	2012	2017
JACKSONVILLE (11)	2005	JOINT VENTURE	147.50	121,000	62.0	HHGREGG	2018	2033	HAVERTY'S	2013	2023	FOREVER 21	2022	2037
JACKSONVILLE (5)	2006	JOINT VENTURE	-	72,840	96.2	PUBLIX	2053
JENSEN BEACH	1994	FEE	20.67	173,319	79.9	SERVICE MERCHANDISE	2010	2070	MARSHALLS	2010	2020	DOLLAR TREE	2013	2028
JENSEN BEACH (8)	2006	JOINT VENTURE	19.77	205,672	86.4	HOME DEPOT	2025	2030	JO-ANN FABRICS	2020	2035
KEY LARGO (4)	2000	JOINT VENTURE	21.50	207,332	97.9	KMART	2014	2064	PUBLIX	2014	2029	BEALLS OUTLET	2011
KISSIMMEE	1996	FEE	18.42	90,840	80.5	OFFICEMAX	2012	2027	DEAL$	2013	2028
LAKELAND	2006	FEE	10.42	86,022	100.0	SPORTS AUTHORITY	2011	2026	LAKELAND SQUARE 10 THEATRE	2009		CHUCK E CHEESE	2016	2026
LAKELAND	2001	FEE	22.93	229,383	82.4	STEIN MART	2011	2026	ROSS DRESS FOR LESS	2012		MARSHALLS	2021	2036
LARGO	1992	FEE	29.44	215,916	95.2	PUBLIX	2014	2029	AMC THEATRES	2011	2036	OFFICE DEPOT	2009	2019
LARGO	1968	FEE	11.98	149,472	100.0	WAL-MART	2012	2027	ALDI	2018	2038
LAUDERDALE LAKES	1968	JOINT VENTURE	10.04	115,341	98.9	SAVE-A-LOT	2012	2017	THINK THRIFT	2012	2017
LAUDERHILL	1978	FEE	17.79	181,416	92.3	BABIES R US	2014		STAPLES	2017	2037	99CENT STUFF	2013	2018
LEESBURG	1969	GROUND LEASE (2017)	1.25	13,468	88.9
MARGATE	1993	FEE	34.07	260,729	66.1	SAM ASH MUSIC	2011		OFFICE DEPOT	2010	2025	DOLLAR TREE	2010	2020
MELBOURNE	1968	GROUND LEASE (2022)	11.53	168,737	95.9	SUBMITTORDER CO	2010	2022	WALGREENS	2045		GOODWILL INDUSTRIES	2012
MELBOURNE	1998	FEE	13.23	144,399	100.0	JO-ANN FABRICS	2016	2031	BED BATH & BEYOND	2013	2028	MARSHALLS	2010
MERRITT ISLAND (5)	2006	JOINT VENTURE	-	60,103	100.0	PUBLIX	2023	2053
MIAMI	1962	JOINT VENTURE	13.98	79,273	92.4	BABIES R US	2011	2021	FIRESTONE TIRE	2009
MIAMI	1998	JOINT VENTURE	8.69	86,900	100.0	POTAMKIN CHEVROLET	2015	2050
MIAMI	1998	JOINT VENTURE	1.71	17,117	100.0	LEHMAN TOYOTA	2015	2050
MIAMI	1998	JOINT VENTURE	2.91	29,166	100.0	LEHMAN TOYOTA	2015	2050
MIAMI	1995	FEE	5.44	63,604	91.8	PETCO	2016	2021	PARTY CITY	2012	2017
MIAMI	2007	FEE	33.35	349,873	88.8	PUBLIX	2011	2031	OFFICE DEPOT	2010	2015	MICHAELS	2010	2015
MIAMI	1986	FEE	7.78	83,380	98.7	PUBLIX	2009	2029	WALGREENS	2018
MIAMI	1968	FEE	8.23	104,908	100.0	HOME DEPOT	2029	2059	WALGREENS	2009
MIAMI (5)	2007	JOINT VENTURE	7.50	59,880	100.0	PUBLIX	2027	2062
MIAMI (5)	2006	JOINT VENTURE	-	63,595	96.5	PUBLIX	2023	2053

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

MIAMI (6)	2004	FEE	31.16	402,801	96.7	KMART	2012	2042	EL DORADO FURNITURE	2017	2032	SYMS	2011	2041
MIDDLEBURG (11)	2005	JOINT VENTURE	36.30	82,000	34.1	DOLLAR TREE	2013	2028
MIRAMAR (11)	2005	JOINT VENTURE	36.70	156,000	34.6	24 HOUR FITNESS	2023	2038
MOUNT DORA	1997	FEE	12.44	120,430	100.0	KMART	2013	2063
NORTH LAUDERDALE (3)	2007	JOINT VENTURE	28.85	250,209	95.2	HOME DEPOT	2019	2049	CHANCELLOR ACADEMY	2011	2016	PUBLIX	2011	2031
NORTH MIAMI BEACH	1985	FEE	15.92	108,795	94.9	PUBLIX	2019	2039	WALGREENS	2058
OCALA	1997	FEE	27.17	260,435	88.5	KMART	2011	2021	BEST BUY	2019	2034	SERVICE MERCHANDISE	2012	2032
ORANGE PARK	2003	JOINT VENTURE	5.02	50,299	100.0	BED BATH & BEYOND	2015	2025	MICHAELS	2010	2030
ORLANDO	1968	GROUND LEASE (2047)/ JOINT VENTURE	7.75	113,367	100.0	24 HOUR FITNESS	2023	2038	TJ MAXX	2018	2038
ORLANDO	1968	JOINT VENTURE	10.00	113,262	59.4	HSN	2009		PARTY CITY	2012	2017
ORLANDO	1996	FEE	11.70	132,856	100.0	ROSS DRESS FOR LESS	2013	2028	BIG LOTS	2014		ALDI	2018	2038
ORLANDO	1994	FEE	28.00	236,486	80.4	OLD TIME POTTERY	2010	2020	SPORTS AUTHORITY	2011	2031	USA BABY	2013	2018
ORLANDO (4)	2000	JOINT VENTURE	18.00	179,065	99.4	KMART	2014	2064	PUBLIX	2012	2037
ORLANDO (6)	2004	FEE	14.02	154,356	92.6	MARSHALLS	2013	2028	OFF BROADWAY SHOES	2013	2023	GOLFSMITH GOLF CENTER	2014	2024
OVIEDO (5)	2006	JOINT VENTURE	7.80	78,093	100.0	PUBLIX	2020	2050
PLANTATION	1974	JOINT VENTURE	4.59	60,414	95.6	WHOLE FOODS MARKET	2014	2019
POMPANO BEACH	2007	JOINT VENTURE	10.31	103,173	94.4	KMART	2012	2017
POMPANO BEACH	1968	JOINT VENTURE	6.55	66,613	98.2	SAVE-A-LOT	2015	2030
POMPANO BEACH (9)	2004	JOINT VENTURE	18.60	140,312	89.4	WINN DIXIE	2018	2043	CVS	2020	2040
PORT RICHEY(4)	1998	JOINT VENTURE	14.34	103,294	62.0	CIRCUIT CITY	2011	2031	STAPLES	2011	2026
RIVIERA BEACH	1968	JOINT VENTURE	5.06	46,390	92.2	FURNITURE KINGDOM	2009	2014	GOODWILL INDUSTRIES	2013
SANFORD	1989	FEE	40.90	195,689	89.8	ARBY'S	2027	2047	ROSS DRESS FOR LESS	2012	2032	OFFICE DEPOT	2009	2019
SARASOTA	1970	FEE	10.00	102,455	100.0	TJ MAXX	2012	2017	OFFICEMAX	2014	2024	DOLLAR TREE	2012	2032
SARASOTA	1989	FEE	11.98	129,700	94.0	SWEETBAY	2020	2040	ACE HARDWARE	2013	2023	ANTHONY'S LADIES WEAR	2012	2017
SARASOTA (5)	2006	JOINT VENTURE	-	65,320	88.5	PUBLIX	2063
ST. AUGUSTINE	2005	JOINT VENTURE	1.45	62,000	91.9	HOBBY LOBBY	2019	2032
ST. PETERSBURG	1968	GROUND LEASE (2084)/ JOINT VENTURE	9.01	118,574	100.0	KASH N' KARRY	2017	2037	TJ MAXX	2012	2014	YOU FIT	2018	2028
TALLAHASSEE	1998	FEE	12.79	105,655	58.7	STEIN MART	2018	2033
TAMPA	2004	FEE	22.42	197,181	96.2	LOWE'S HOME CENTER	2026	2066
TAMPA	1997/ 2004	FEE	23.86	205,634	97.0	AMERICAN SIGNATURE	2019	2044	STAPLES	2013	2018	ROSS DRESS FOR LESS	2012	2022
TAMPA (4)	2001	JOINT VENTURE	73.00	340,460	95.7	BEST BUY	2016	2031	JO-ANN FABRICS	2016	2031	BED BATH & BEYOND	2015	2030
TAMPA (9)	2007	JOINT VENTURE	10.02	100,200	92.9	PUBLIX	2011	2026
WEST PALM BEACH	1967	JOINT VENTURE	7.57	81,073	98.4	WINN DIXIE	2010	2030
WEST PALM BEACH	1995	FEE	7.93	79,904	93.8	BABIES R US	2011	2021
WEST PALM BEACH (6)	2004	FEE	33.03	357,537	83.3	KMART	2018	2068	WINN DIXIE	2019	2049	ROSS DRESS FOR LESS	2014	2029
WINTER HAVEN	1973	JOINT VENTURE	13.90	95,188	98.7	BIG LOTS	2010	2020	JO-ANN FABRICS	2011	2016	BUDDY'S HOME FURNISHINGS	2015	2025
YULEE (11)	2003	JOINT VENTURE	82.10	76,000	63.2	PETCO	2018	2028
GEORGIA
ALPHARETTA	2008	JOINT VENTURE	15.42	130,515	95.7	KROGER	2020	2050
ATLANTA	2008	JOINT VENTURE	31.02	354,214	88.4	DAYS INN	2014	2034	KROGER	2021	2056	GOODYEAR TIRE	2010	2030
ATLANTA (9)	2007	JOINT VENTURE	10.09	175,835	82.7	MARSHALLS	2014	2034	BEST BUY	2014	2029	OFF BROADWAY SHOE WAREHOUSE	2013	2019
AUGUSTA	1995	FEE	11.32	112,537	87.1	TJ MAXX	2010	2015	ROSS DRESS FOR LESS	2013	2033	RUGGED WEARHOUSE	2013	2018
AUGUSTA (4)	2001	JOINT VENTURE	52.61	531,815	99.0	SPORTS AUTHORITY	2012	2027	HHGREGG	2017	2027	BED BATH & BEYOND	2013	2028
DULUTH (5)	2006	JOINT VENTURE	7.80	78,025	92.3	WHOLE FOODS MARKET	2027	2057
SAVANNAH	2008	JOINT VENTURE	18.01	197,957	81.4	ROSS DRESS FOR LESS	2016	2036	COST PLUS	2016	2031	DOLLAR TREE	2013	2028
SAVANNAH	1995	GROUND LEASE (2045)	8.46	80,378	84.9	PUBLIX	2028	2063	STAPLES	2015	2030
SAVANNAH	1993	FEE	22.22	187,076	97.2	BED BATH & BEYOND	2013	2028	TJ MAXX	2010	2015	MARSHALLS	2013	2022
SNELLVILLE (4)	2001	JOINT VENTURE	35.60	311,033	93.9	KOHL'S	2022	2062	BELK	2015	2035	HHGREGG	2019	2034
VALDOSTA	2004	JOINT VENTURE	17.53	175,396	100.0	LOWE'S HOME CENTER	2019	2069
HAWAII
KIHEI	2006	FEE	4.55	17,897	83.3

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

ILLINOIS
AURORA	1998	FEE	17.89	91,182	100.0	CERMAK PRODUCE AURORA	2022	2042
AURORA (50)	2005	JOINT VENTURE	34.73	361,991	78.0	BEST BUY	2011	2026	VALUE CITY	2014	2019	GOLFSMITH	2016	2031
BATAVIA (4)	2002	JOINT VENTURE	31.71	272,410	87.2	KOHL'S	2019	2049	HOBBY LOBBY	2009	2019	OFFICEMAX	2014	2034
BELLEVILLE	1998	GROUND LEASE (2057)	20.34	100,160	100.0	KMART	2024	2054	WESTFIELD PLAZA ASSOCIATES	2009	2052
BLOOMINGTON	2003	JOINT VENTURE	10.95	73,951	100.0	JEWEL-OSCO	2014	2039
BLOOMINGTON	1972	FEE	16.09	188,250	100.0	SCHNUCK MARKETS	2014	2029	TOYS "R" US	2015	2045	BARNES & NOBLE	2010	2015
BRADLEY	1996	FEE	5.35	80,535	100.0	CARSON PIRIE SCOTT	2014	2034
CALUMET CITY	1997	FEE	16.98	159,647	97.9	MARSHALLS	2014	2029	BEST BUY	2012	2032	BED BATH & BEYOND	2014	2024
CHAMPAIGN	1998	FEE	9.04	111,985	100.0	HOBBY LOBBY	2017	2027	CARLE CLINIC	2013	2028
CHAMPAIGN (4)	2001	JOINT VENTURE	9.29	111,720	100.0	BEST BUY	2016	2031	DICK'S SPORTING GOODS	2016	2031	MICHAELS	2010	2025
CHICAGO	1997	GROUND LEASE (2040)	17.48	102,011	100.0	BURLINGTON COAT FACTORY	2020	2035	RAINBOW SHOPS	2011	2021	BEAUTY ONE	2010	2015
CHICAGO	1997	FEE	6.04	86,894	100.0	KMART	2024	2054
COUNTRYSIDE	1997	FEE	27.67	117,005	100.0	HOME DEPOT	2023	2053
CRESTWOOD	1997	GROUND LEASE (2051)	36.75	79,903	100.0	SEARS	2024	2051
CRYSTAL LAKE	1998	FEE	6.13	80,390	100.0	HOBBY LOBBY	2014	2024	MONKEY JOE'S	2019	2029
DOWNERS GROVE	1998	GROUND LEASE (2062)	5.00	100,000	100.0	HOME DEPOT EXPO	2022	2062
DOWNERS GROVE	1997	FEE	12.04	141,906	100.0	TJ MAXX	2014	2024	BEST BUY	2015	2030	BEST BUY	2012	2032
DOWNERS GROVE	1999	FEE	24.76	145,153	92.7	DOMINICK'S	2009	2019	DOLLAR TREE	2013	2023	WALGREENS	2022
ELGIN	1972	FEE	18.69	186,432	99.3	ELGIN MALL	2013	2023	ELGIN FARMERS PRODUCTS	2020	2030	AARON SALES & LEASE OWNERSHIP	2012	2022
FAIRVIEW HEIGHTS	1998	GROUND LEASE (2054)	19.05	192,073	100.0	KMART	2024	2054	OFFICEMAX	2015	2025	WALGREENS	2010	2029
FOREST PARK	1997	GROUND LEASE (2021)	9.29	98,371	100.0	KMART	2021
GENEVA	1996	FEE	8.18	110,188	100.0	GANDER MOUNTAIN	2013	2028
KILDEER (5)	2006	JOINT VENTURE	23.30	167,477	97.6	BED BATH & BEYOND	2012	2032	CIRCUIT CITY	2017	2042	OLD NAVY	2011	2016
MATTESON	1997	FEE	17.01	157,885	81.2	SPORTMART	2014	2029	MARSHALLS	2010	2025	BORDERS BOOKS	2024	2039
MOUNT PROSPECT	1997	FEE	16.80	192,547	100.0	KOHL'S	2024	2054	HOBBY LOBBY	2016	2026	POOL-A-RAMA	2011	2018
MUNDELIEN	1998	FEE	7.62	89,692	100.0	BURLINGTON COAT FACTORY	2018	2033
NAPERVILLE	1997	FEE	9.00	102,327	100.0	BURLINGTON COAT FACTORY	2013	2033
NORRIDGE	1997	GROUND LEASE (2047)	11.69	116,914	100.0	KMART	2012	2047
OAK LAWN	1997	FEE	15.43	176,037	100.0	KMART	2024	2054	CHUCK E CHEESE	2016	2026
OAKBROOK TERRACE	1997/2001	GROUND LEASE (2049)	15.59	176,263	83.0	HOME DEPOT	2024	2044	LOYOLA UNIV. MEDICAL CENTER	2011	2016	POMPEI BAKERY	2011	2021
ORLAND PARK	1997	FEE	18.83	131,546	13.2
OTTAWA	1970	FEE	8.97	60,000	0.0	VALUE CITY	2012	2022
PEORIA	1997	GROUND LEASE (2031)	20.45	156,067	100.0	KMART	2014	2021	MARSHALLS	2009	2024
ROCKFORD	2008	JOINT VENTURE	8.90	89,047	61.8	BEST BUY	2016	2031
ROLLING MEADOWS	2003	FEE	3.72	37,225	100.0	FAIR LANES ROLLING MEADOWS	2013
SCHAUMBURG	1998	JOINT VENTURE	7.30	-	-
SCHAUMBURG	2003	JOINT VENTURE	62.99	628,752	98.5	GALYAN'S TRADING COMPANY	2013	2038	CARSON PIRIE SCOTT	2021	2071	LOEWS THEATRES	2019	2039
SKOKIE	1997	FEE	5.84	58,455	100.0	MARSHALLS	2010	2025	OLD NAVY	2010	2015
STREAMWOOD	1998	FEE	5.61	81,000	100.0	VALUE CITY	2015	2030
WOODRIDGE	1998	FEE	13.10	172,436	86.7	WOODGROVE THEATERS, INC	2012	2022	KOHL'S	2010	2030	SHOE CARNIVAL	2014	2019
INDIANA
EVANSVILLE	1986	FEE	14.20	192,933	82.8	BURLINGTON COAT FACTORY	2012	2027	OFFICEMAX	2012	2027	FAMOUS FOOTWEAR	2010	2025
GREENWOOD	1970	FEE	25.68	168,577	86.4	BABY SUPERSTORE	2011	2021	TOYS "R" US	2011	2056	TJ MAXX	2015
GRIFFITH	1997	FEE	10.57	114,684	100.0	KMART	2024	2054
INDIANAPOLIS	1963	JOINT VENTURE	17.42	165,255	96.7	KROGER	2026	2066	AJ WRIGHT	2012	2027	CVS	2021	2031
LAFAYETTE	1997	FEE	24.34	238,288	74.4	HOME DEPOT	2026	2056	JO-ANN FABRICS	2014	2020
LAFAYETTE	1971	FEE	12.37	90,500	92.9	KROGER	2026	2056
MISHAWAKA	1998	FEE	7.47	80,523	100.0	HHGREGG	2018	2038
SOUTH BEND	1997	JOINT VENTURE	14.59	145,992	97.1	BED BATH & BEYOND	2015	2040	DSW SHOE WAREHOUSE	2020	2035	PETSMART	2015	2030
SOUTH BEND	1998	FEE	1.82	81,668	100.0	MENARD	2010	2030
IOWA
CLIVE	1996	FEE	8.80	90,000	100.0	KMART	2021	2051
COUNCIL BLUFFS (11)	2006	JOINT VENTURE	56.20	303,000	48.8	HOBBY LOBBY	2023	2038	BED BATH & BEYOND	2019	2039	PETSMART	2018	2043
DAVENPORT	1997	GROUND LEASE (2028)	9.10	91,035	100.0	KMART	2024	2054
DES MOINES	1999	FEE	23.00	149,059	83.4	BEST BUY	2013	2022	OFFICEMAX	2013	2018	PETSMART	2017	2042
DUBUQUE	1997	GROUND LEASE (2019)	6.50	82,979	100.0	SHOPKO	2018	2019
SOUTHEAST DES MOINES	1996	FEE	9.56	111,847	100.0	HOME DEPOT	2020	2065
WATERLOO	1996	FEE	8.97	104,074	100.0	HOBBY LOBBY	2014	2024	TJ MAXX	2014	2024	SHOE CARNIVAL	2015	2025

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

KANSAS
EAST WICHITA (4)	1996	JOINT VENTURE	6.50	96,011	100.0	DICK'S SPORTING GOODS	2018	2033	GORDMANS	2012	2032
OVERLAND PARK	2006	FEE	14.48	120,164	100.0	HOME DEPOT	2010	2050
WICHITA (4)	1998	JOINT VENTURE	13.50	133,771	100.0	BEST BUY	2010	2025	TJ MAXX	2010	2020	MICHAELS	2010	2025
KENTUCKY
BELLEVUE	1976	FEE	6.04	53,695	100.0	KROGER	2010	2035
FLORENCE (7)	2004	JOINT VENTURE	8.18	99,578	67.7	DICK'S SPORTING GOODS	2018	2033
HINKLEVILLE	1994	GROUND LEASE (2039)	1.96	85,229	0.0
LEXINGTON	1993	FEE	33.80	234,943	93.6	BEST BUY	2014	2024	BED BATH & BEYOND	2013	2038	TOYS "R" US	2013	2038
LOUISIANA
BATON ROUGE	2005	FEE	9.43	67,755	90.6	WAL-MART	2024	2034
BATON ROUGE	1997	FEE	18.58	349,907	98.4	BURLINGTON COAT FACTORY	2009	2024	STEIN MART	2011	2016	K&G MEN'S COMPANY	2017	2032
HARVEY	2008	JOINT VENTURE	14.90	181,660	77.5	BEST BUY	2017	2032	LINENS N THINGS	2012	2032	BARNES & NOBLE	2012	2022
HOUMA	1999	FEE	10.10	98,586	100.0	OLD NAVY	2009	2014	OFFICEMAX	2013	2028	MICHAELS	2014	2019
LAFAYETTE	1997	FEE	21.94	244,768	85.3	STEIN MART	2010	2020	TJ MAXX	2014	2019	PETSMART	2014	2039
MAINE
BANGOR	2001	FEE	8.64	86,422	100.0	BURLINGTON COAT FACTORY	2012	2032
S. PORTLAND	2008	JOINT VENTURE	12.46	98,401	89.2	DSW SHOE WAREHOUSE	2012	2027	DOLLAR TREE	2015	2025	GUITAR CENTER	2016	2026
MARYLAND
BALTIMORE (10)	2007	JOINT VENTURE	7.31	77,287	100.0	SUPER FRESH	2021	2061
BALTIMORE (10)	2007	JOINT VENTURE	10.60	112,722	100.0	SAFEWAY	2016	2046	RITE AID	2011	2026	DOLLAR TREE	2013	2028
BALTIMORE (10)	2007	JOINT VENTURE	18.37	152,834	100.0	KMART	2010	2055	SALVO AUTO PARTS	2009	2019
BALTIMORE (5)	2005	JOINT VENTURE	5.78	58,879	100.0	CORT FURNITURE RENTAL	2012	2022
BALTIMORE (7)	2004	JOINT VENTURE	7.59	79,497	100.0	GIANT FOOD	2016	2031
BALTIMORE (8)	2005	JOINT VENTURE	10.73	90,830	87.9	GIANT FOOD	2011	2036
BALTIMORE (9)	2004	JOINT VENTURE	7.45	90,903	98.1	GIANT FOOD	2026	2051
BEL AIR (9)	2004	FEE	19.68	125,927	100.0	SAFEWAY	2030	2060	CVS	2021	2041	DOLLAR TREE	2018	2028
CLARKSVILLE (10)	2007	JOINT VENTURE	15.19	105,907	98.3	GIANT FOOD	2017	2027
CLINTON	2003	GROUND LEASE (2069)	2.62	5,589	100.0
CLINTON	2003	GROUND LEASE (2024)	2.62	2,544	100.0
COLUMBIA	2002	JOINT VENTURE	5.00	50,000	100.0	MICHAELS	2013	2033	HOME GOODS	2011	2021
COLUMBIA	2002	FEE	2.50	14,384	100.0	DAVID'S NATURAL MARKET	2014	2019
COLUMBIA	2002	FEE	7.30	32,075	93.7
COLUMBIA (10)	2007	JOINT VENTURE	12.17	98,399	100.0	HARRIS TEETER	2028	2058
COLUMBIA (5)	2006	JOINT VENTURE	12.34	91,165	100.0	SAFEWAY	2018	2043
COLUMBIA (5)	2006	JOINT VENTURE	16.36	100,803	100.0	GIANT FOOD	2012	2022
COLUMBIA (5)	2006	JOINT VENTURE	7.32	73,299	93.1	OLD NAVY	2013
COLUMBIA (9)	2005	JOINT VENTURE	-	6,780	100.0
EASTON (7)	2004	JOINT VENTURE	11.06	113,330	98.9	GIANT FOOD	2024	2054	FASHION BUG	2012
ELLICOTT CITY (3)	2007	JOINT VENTURE	42.47	433,467	93.1	TARGET	2016	2046	KOHL'S	2018	2038	SAFEWAY	2016	2046
ELLICOTT CITY (5)	2006	JOINT VENTURE	15.50	86,456	100.0	GIANT FOOD	2014	2019
ELLICOTT CITY (7)	2004	JOINT VENTURE	31.80	143,548	100.0	SAFEWAY	2012	2042	PETCO	2011	2021
FREDRICK COUNTY	2003	FEE	8.38	86,968	98.3	GIANT FOOD	2026	2056
GAITHERSBURG	1999	FEE	8.70	88,277	100.0	GREAT BEGINNINGS FURNITURE	2011	2021	FURNITURE 4 LESS	2010
GAITHERSBURG (3)	2007	JOINT VENTURE	6.60	71,329	100.0	RUGGED WEARHOUSE	2013	2018	HANCOCK FABRICS	2011	2016	OLD COUNTRY BUFFET	2011	2021
GLEN BURNIE (9)	2004	JOINT VENTURE	21.88	265,116	100.0	LOWE'S HOME CENTER	2019	2059	GIANT FOOD	2015	2025
HAGERSTOWN	1973	FEE	10.48	121,985	99.1	ZEYNA FURNITURE	2018	2028	SUPER SHOE	2011	2016	ALDI	2016	2031
HUNT VALLEY	2008	FEE	9.05	94,653	91.3	GIANT FOOD	2013	2033
LAUREL	1972	FEE	10.00	81,550	100.0	ROOMSTORE	2014
LAUREL	1964	FEE	8.06	75,924	97.7	VILLAGE THRIFT STORE	2010		DOLLAR TREE	2010	2015	OLD COUNTRY BUFFET	2014	2019
LINTHICUM	2003	FEE	-	1,926	100.0
NORTH EAST (10)	2007	JOINT VENTURE	17.52	80,190	100.0	FOOD LION	2018	2038
OWINGS MILLS (9)	2004	JOINT VENTURE	11.03	116,303	95.8	GIANT FOOD	2020	2045	MERRITT ATHLETIC CLUB	2010	2015
PASADENA	2003	GROUND LEASE (2030)	2.72	38,727	81.0
PERRY HALL	2003	FEE	15.67	149,641	98.3	BRUNSWICK (LEISERV)BOWLING	2010		RITE AID	2010	2035	ACE HARDWARE	2016	2031
PERRY HALL (7)	2004	JOINT VENTURE	8.15	65,059	100.0	SUPER FRESH	2022	2062
TIMONIUM	2003	FEE	17.20	201,380	90.6	GIANT FOOD	2029	2079	STAPLES	2020	2045
TIMONIUM (10)	2007	JOINT VENTURE	5.97	59,799	89.2	AMERICAN RADIOLOGY	2012	2027
TOWSON (7)	2004	JOINT VENTURE	9.08	88,405	20.0	CVS	2016	2046

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

TOWSON (9)	2004	JOINT VENTURE	43.12	679,926	99.8	WAL-MART	2020	2100	TARGET	2014	2049	SUPER FRESH	2019	2049
WALDORF	2003	FEE	-	4,500	100.0
WALDORF	2003	FEE	-	26,128	100.0	FAIR LANES WALDORF	2012	2017
MASSACHUSETTS
GREAT BARRINGTON	1994	FEE	14.14	131,235	94.0	KMART	2011	2016	PRICE CHOPPER	2016	2036
HYANNIS (7)	2004	JOINT VENTURE	23.16	231,622	94.6	SHAW'S SUPERMARKET	2018	2028	TOYS "R" US	2019	2029	HOME GOODS	2010	2020
MARLBOROUGH	2004	JOINT VENTURE	16.11	104,125	100.0	BEST BUY	2019	2034	DSW SHOE WAREHOUSE	2014	2034	BORDERS BOOKS	2019	2034
PITTSFIELD (7)	2004	JOINT VENTURE	12.97	72,014	100.0	STOP & SHOP	2014	2044
QUINCY (9)	2005	JOINT VENTURE	7.96	80,510	100.0	HANNAFORD	2009	2034	BROOKS PHARMACY	2017	2047
SHREWSBURY	2000	FEE	12.19	108,418	100.0	BOB'S STORES	2018	2033	BED BATH & BEYOND	2012	2032	STAPLES	2011	2021
STURBRIDGE (5)	2006	JOINT VENTURE	23.11	231,197	87.5	STOP & SHOP	2019	2049	MARSHALLS	2011	2026	STAPLES	2016	2031
MICHIGAN
CLARKSTON	1996	FEE	20.00	148,973	85.5	FARMER JACK	2015	2045	OFFICE DEPOT	2016	2031	CVS	2010	2020
CLAWSON	1993	FEE	13.47	130,424	93.6	STAPLES	2011	2026	ALDI	2028	2043	RITE AID	2026	2046
FARMINGTON	1993	FEE	2.78	96,915	91.6	OFFICE DEPOT	2016	2031	ACE HARDWARE	2017	2027	FITNESS 19	2015	2025
KALAMAZOO	2002	JOINT VENTURE	60.00	279,343	93.5	HOBBY LOBBY	2013	2023	VALUE CITY	2020	2040	MARSHALLS	2010	2030
LIVONIA	1968	FEE	4.53	33,121	100.0	CVS	2033	2083
MUSKEGON	1985	FEE	12.20	79,215	100.0
NOVI	2003	JOINT VENTURE	6.00	60,000	100.0	MICHAELS	2016	2036	HOME GOODS	2011	2026
TAYLOR	1993	FEE	13.00	141,549	100.0	KOHL'S	2022	2042	BABIES R US	2017	2043	PARTY AMERICA	2009
TROY (9)	2005	JOINT VENTURE	24.00	223,050	100.0	WAL-MART	2021	2051	MARSHALLS	2012	2027
WALKER	1993	FEE	41.78	338,928	97.0	RUBLOFF DEVELOPMENT	2016	2051	KOHL'S	2017	2037	LOEKS THEATRES	2012	2042
MINNESOTA
ARBOR LAKES	2006	FEE	44.40	474,062	97.3	LOWE'S HOME CENTER	2025	2075	DICK'S SPORTING GOODS	2017	2037	CIRCUIT CITY	2017	2037
HASTINGS (3)	2007	JOINT VENTURE	10.18	97,535	100.0	CUB FOODS	2023	2053
MAPLE GROVE (4)	2001	JOINT VENTURE	63.00	466,325	92.3	BYERLY'S	2020	2035	BEST BUY	2015	2030	JO-ANN FABRICS	2010	2030
MINNETONKA (4)	1998	JOINT VENTURE	12.10	120,231	98.5	TOYS "R" US	2016	2031	GOLFSMITH GOLF CENTER	2013	2018	OFFICEMAX	2011
MISSOURI
BRIDGETON	1997	GROUND LEASE (2040)	27.29	101,592	100.0	KOHL'S	2010	2020
CRYSTAL CITY	1997	GROUND LEASE (2032)	10.07	100,724	100.0	KMART	2024	2032
ELLISVILLE	1970	FEE	18.37	118,080	100.0	SHOP N SAVE	2017	2032	2ND WIND EXERCISE EQUIPMENT	2011	2016
INDEPENDENCE	1998	FEE	21.03	184,870	100.0	KMART	2024	2054	THE TILE SHOP	2014	2024	OFFICE DEPOT	2012	2032
JOPLIN	1998	FEE	12.57	155,416	76.6	HASTINGS BOOKS	2009	2014	OFFICEMAX	2010	2025	PETSMART	2009	2034
JOPLIN (4)	1998	JOINT VENTURE	9.45	80,524	100.0	SHOPKO	2018	2038
KANSAS CITY	1997	FEE	17.84	150,381	100.0	HOME DEPOT	2010	2050	THE LEATHER COLLECTION	2013	2019
KIRKWOOD	1990	GROUND LEASE (2069)	19.75	251,524	100.0	HOBBY LOBBY	2014	2024	HEMISPHERES	2014	2024	SPORTS AUTHORITY	2014	2029
LEMAY	1974	FEE	9.79	79,747	100.0	SHOP N SAVE	2020	2065	DOLLAR GENERAL	2009
MANCHESTER (4)	1998	JOINT VENTURE	9.55	89,305	100.0	KOHL'S	2018	2038
SPRINGFIELD	1998	GROUND LEASE (2087)	18.50	203,384	100.0	KMART	2024	2054	OFFICE DEPOT	2020	2030	PACE-BATTLEFIELD, LLC	2017	2047
SPRINGFIELD	2002	FEE	8.49	84,916	100.0	BED BATH & BEYOND	2013	2028	MARSHALLS	2012	2027	BORDERS BOOKS	2023	2038
SPRINGFIELD	1994	FEE	41.50	282,619	92.1	BEST BUY	2011	2026	JCPENNEY	2015	2020	TJ MAXX	2011	2021
ST. CHARLES	1998	GROUND LEASE (2039)	8.44	84,460	100.0	KOHL'S	2019	2039
ST. CHARLES	1998	FEE	36.87	8,000	100.0
ST. LOUIS	1972	FEE	13.11	129,093	93.4	SHOP N SAVE	2017	2082
ST. LOUIS	1997	GROUND LEASE (2056)	19.66	151,540	100.0	HOME DEPOT	2026	2056	OFFICE DEPOT	2015	2025
ST. LOUIS	1997	GROUND LEASE (2040)	16.33	128,765	100.0	KMART	2024	2040
ST. LOUIS	1997	GROUND LEASE (2035)	37.71	172,165	100.0	KMART	2024	2035	K&G MEN'S COMPANY	2017	2027
ST. LOUIS	1998	FEE	17.54	176,273	100.0	BURLINGTON COAT FACTORY	2009	2024	BIG LOTS	2015	2030	OFFICE DEPOT	2010	2019
ST. LOUIS	1998	FEE	11.39	113,781	100.0	KOHL'S	2018	2038	CLUB FITNESS	2014	2024
ST. PETERS	1997	GROUND LEASE (2094)	14.77	175,121	98.6	HOBBY LOBBY	2014	2024	SPORTS AUTHORITY	2014	2029	OFFICE DEPOT	2019
MISSISSIPPI
HATTIESBURG (11)	2007	JOINT VENTURE	3.50	30,000	50.0
HATTIESBURG (11)	2004	JOINT VENTURE	49.40	272,000	94.9	ASHLEY FURNITURE HOMESTORE	2016	2026	ROSS DRESS FOR LESS	2016	2041	BED BATH & BEYOND	2016	2041
JACKSON	2002	JOINT VENTURE	5.00	50,000	100.0	MICHAELS	2014	2034	MARSHALLS	2014	2024
NEBRASKA
OMAHA (11)	2005	JOINT VENTURE	55.30	334,000	42.2	MARSHALLS	2016	2036	OFFICEMAX	2017	2032	PETSMART	2017	2042
NEVADA
CARSON CITY (3)	2006	FEE	9.38	114,258	86.2	RALEY'S	2012	2027

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

ELKO (3)	2006	FEE	31.28	170,756	96.5	RALEY'S	2017	2032	BUILDERS MART	2011	2016	CINEMA 4 THEATRES	2012
HENDERSON	1999	JOINT VENTURE	32.10	166,499	87.1	COLLEEN'S CLASSIC CONSIGNMENT	2013	2023	BIG LOTS	2016	2036	SAVERS	2016	2036
HENDERSON (3)	2006	FEE	10.49	130,773	80.3	ALBERTSONS	2009	2039
LAS VEGAS (3)	2007	JOINT VENTURE	16.10	160,842	53.2	OFFICEMAX	2011	2021	DOLLAR DISCOUNT CENTER	2015	2025
LAS VEGAS (3)	2007	JOINT VENTURE	34.45	333,234	85.0	VONS	2011	2041	CARPETS-N-MORE	2015	2025	TJ MAXX	2010	2020
LAS VEGAS (3)	2006	FEE	16.40	169,160	85.9	FOOD 4 LESS	2011	2036	HOLLYWOOD VIDEO	2011	2016
LAS VEGAS (3)	2006	FEE	21.08	228,279	81.5	UA THEATRES	2017	2037	OFFICEMAX	2012	2032	BARNES & NOBLE	2012	2027
LAS VEGAS (3)	2006	FEE	9.35	111,245	91.1	VONS	2009	2034	DOLLAR TREE	2011	2016	FURNITURE MAXX FACTORY OUTLET	2013	2018
LAS VEGAS (3)	2007	JOINT VENTURE	34.81	361,486	96.4	WAL-MART	2012	2037	COLLEENS CLASSICS CONSIGNMENT	2010		24 HOUR FITNESS	2012	2022
LAS VEGAS (3)	2006	FEE	6.97	77,650	98.7	ALBERTSONS	2021	2046
RENO	2006	FEE	3.05	36,627	87.9	PIER 1 IMPORTS	2019	2029
RENO	2006	FEE	2.68	31,317	83.5
RENO (3)	2006	FEE	10.42	139,554	98.4	SAK 'N SAVE	2022	2052	WENDY'S	2009	2023
RENO (3)	2006	FEE	12.28	113,376	93.6	SCOLARI'S WAREHOUSE MARKET	2021
RENO (5)	2007	JOINT VENTURE	15.52	120,004	95.0	RALEY'S	2022	2037	SHELL OIL	2012	2022
RENO (5)	2007	JOINT VENTURE	13.20	104,319	97.2	RALEY'S	2030	2060
RENO (5)	2007	JOINT VENTURE	14.52	146,501	100.0	BED BATH & BEYOND	2015	2030	WILD OATS MARKETS	2023	2038	BORDERS BOOKS	2014	2034
SPARKS	2007	FEE	10.31	119,601	97.1	SAFEWAY	2028	2058	LONGS DRUGS	2054
SPARKS (5)	2007	JOINT VENTURE	10.31	113,743	92.4	RALEY'S	2023	2038
WINNEMUCCA (3)	2006	FEE	4.82	65,424	100.0	RALEY'S	2015	2035
NEW HAMPSHIRE
MILFORD	2008	JOINT VENTURE	17.28	148,802	94.9	SHAW'S SUPERMARKET	2022	2052	RITE AID	2014	2029
NASHUA (7)	2004	JOINT VENTURE	18.23	182,348	95.6	DSW SHOE WAREHOUSE	2011	2031	BED BATH & BEYOND	2012	2032	MICHAELS	2012	2027
NEW LONDON	2005	FEE	9.53	106,470	97.7	HANNAFORD BROS.	2025	2050	FIRST COLONIAL	2028		MACKENNA'S	2012	2017
SALEM	1994	FEE	39.80	344,069	100.0	KOHL’S	2013		SHAW’S SUPERMARKET	2018	2038	BOB’S STORES	2011	2021
NEW JERSEY
BAYONNE	2004	FEE	0.64	23,901	100.0	DOLLAR TREE	2014
BRIDGEWATER (4)	2001	JOINT VENTURE	16.57	378,567	100.0	COSTCO	2019	2049	BED BATH & BEYOND	2010	2030	MARSHALLS	2009	2024
CHERRY HILL	1985	JOINT VENTURE	18.58	120,340	93.9	STOP & SHOP	2016	2036	RETROFITNESS	2013	2020
CHERRY HILL	1996	GROUND LEASE (2036)	15.20	129,809	100.0	KOHL'S	2016	2036	PLANET FITNESS	2017	2027
CHERRY HILL (10)	2007	JOINT VENTURE	48.04	209,185	100.0	KOHL'S	2018	2068	SPORTS AUTHORITY	2019	2034	BABIES R US	2013	2033
CINNAMINSON	1996	FEE	13.67	121,852	84.1	VF OUTLET	2009	2019	ACME MARKETS	2047
DELRAN (4)	2005	JOINT VENTURE	9.50	37,679	45.4
DELRAN (4)	2000	JOINT VENTURE	10.46	77,583	100.0	PETSMART	2016	2026	OFFICE DEPOT	2016	2026	SLEEPY'S	2012	2022
EAST WINDSOR	2008	FEE	34.77	249,029	98.1	TARGET	2027	2067	GENUARDI'S	2026	2056	TJ MAXX	2011	2026
EDGEWATER (3)	2007	JOINT VENTURE	45.65	423,315	100.0	TARGET	2022	2042	PATHMARK	2016	2041	TJ MAXX	2012	2022
HILLSBOROUGH	2005	FEE	5.04	55,552	100.0	KMART	2012	2047
HOLMDEL	2007	FEE	38.82	234,557	84.0	BEST BUY	2018	2033	MICHAELS	2013	2033	BARNES & NOBLE	2017	2032
HOLMDEL	2007	FEE	48.58	299,922	92.9	A&P	2013	2043	MARSHALLS	2013	2028	LA FITNESS	2021	2036
LINDEN	2002	FEE	0.88	13,340	100.0	STRAUSS DISCOUNT AUTO	2023	2033
LITTLE FERRY	2008	FEE	14.42	144,262	27.7	HAR SUPERMARKETS	2009	2014
MOORESTOWN (6)	2004	GROUND LEASE (2066)/ JOINT VENTURE	22.74	201,351	100.0	LOWE'S HOME CENTER	2026	2066	SPORTS AUTHORITY	2013	2033	BALLY TOTAL FITNESS	2012	2022
NORTH BRUNSWICK	1994	FEE	38.12	425,362	100.0	WAL-MART	2018	2058	BURLINGTON COAT FACTORY	2012		MARSHALLS	2012	2027
PISCATAWAY	1998	FEE	9.60	97,348	97.2	SHOPRITE	2014	2024
RIDGEWOOD	1994	FEE	2.71	24,280	100.0	WHOLE FOODS MARKET	2015	2030
UNION COUNTY	2007	JOINT VENTURE	3.52	95,225	100.0	BEST BUY	2024	2039	WHOLE FOODS MARKET	2028	2058
WAYNE (6)	2004	FEE	19.21	331,528	100.0	COSTCO	2009	2044	LACKLAND STORAGE	2012	2032	SPORTS AUTHORITY	2012	2032
WESTMONT	1994	FEE	17.39	168,719	87.9	SUPER FRESH	2017	2081	SUPER FITNESS	2009		JO-ANN FABRICS	2012
NEW MEXICO
ALBUQUERQUE	1998	FEE	4.77	59,722	95.0	PAGE ONE	2009	2013	WALGREENS	2027
ALBUQUERQUE	1998	FEE	26.00	183,736	91.1	MOVIES WEST	2011	2021	ROSS DRESS FOR LESS	2011	2021	VALLEY FURNITURE	2017
ALBUQUERQUE	1998	FEE	4.70	37,442	96.7	PETSMART	2017	2037
LAS CRUCES	2006	JOINT VENTURE	3.90	30,686	-
NEW YORK
AMHERST	1988	JOINT VENTURE	7.50	101,066	100.0	TOPS SUPERMARKET	2013	2033
BAYSHORE	2006	FEE	15.90	176,622	98.6	BEST BUY	2016	2031	TOYS "R" US	2013	2043	OFFICE DEPOT	2011	2026
BELLMORE	2004	FEE	1.36	24,802	100.0	RITE AID	2014
BRIDGEHAMPTON	1973	FEE	30.20	287,587	99.5	KMART	2019	2039	KING KULLEN	2015	2035	TJ MAXX	2012	2017
BRONX	1990	JOINT VENTURE	19.50	232,683	92.9	NATIONAL AMUSEMENTS	2011	2036	WALDBAUMS	2011	2046	OFFICE OF HEARING	2009
BRONX	2005	FEE	0.10	3,720	100.0

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

BROOKLYN	2005	FEE	0.18	5,200	100.0
BROOKLYN	2004	FEE	2.92	41,076	100.0	DUANE READE	2014		PC RICHARD & SON	2018	2028
BROOKLYN	2004	FEE	0.24	29,671	100.0	DUANE READE	2014
BROOKLYN	2003	FEE	0.42	10,000	100.0	RITE AID	2019
BROOKLYN	2003	FEE	0.17	7,500	100.0
BROOKLYN (4)	2000	JOINT VENTURE	5.13	80,708	100.0	HOME DEPOT	2022	2051	WALGREENS	2030
BUFFALO	1988	JOINT VENTURE	9.19	141,010	94.6	TOPS SUPERMARKET	2012	2037	PETSMART	2017	2032	FASHION BUG	2010	2025
CENTEREACH	1993	JOINT VENTURE	40.68	377,584	99.6	WAL-MART	2015	2044	BIG LOTS	2011	2021	MODELL'S	2019	2029
CENTEREACH	2006	FEE	10.50	105,851	100.0	PATHMARK	2020	2050	ACE HARDWARE	2017	2027
CENTRAL ISLIP (11)	2004	GROUND LEASE (2101)/ JOINT VENTURE	11.80	58,000	100.0
COMMACK	1998	GROUND LEASE (2085)	35.70	265,409	78.5	KING KULLEN	2017	2047	SPORTS AUTHORITY	2017	2037	BABIES R US	2023	2043
COMMACK	2007	FEE	2.46	24,617	100.0	DEAL$	2018	2028
COPIAGUE (4)	1998	JOINT VENTURE	15.40	163,999	100.0	HOME DEPOT	2011	2056	BALLY TOTAL FITNESS	2009	2018
ELMONT	2007	JOINT VENTURE	1.29	12,900	100.0	CVS	2033	2040
ELMONT	2004	FEE	1.81	27,078	100.0	DUANE READE	2014
FARMINGDALE (5)	2006	JOINT VENTURE	56.51	415,469	98.6	HOME DEPOT	2030	2075	DAVE & BUSTER'S	2010	2025	PETSMART	2018	2028
FLUSHING	2007	FEE	-	22,416	100.0	FRUIT VALLEY PRODUCE	2011
FRANKLIN SQUARE	2004	FEE	1.37	17,864	100.0	DUANE READE	2014
FREEPORT (4)	2000	JOINT VENTURE	9.60	173,031	97.6	STOP & SHOP	2025		TOYS "R" US	2020	2040	MARSHALLS	2011	2016
GLEN COVE (4)	2000	JOINT VENTURE	2.97	49,346	100.0	STAPLES	2014	2029	ANNIE SEZ	2011	2026
HAMPTON BAYS	1989	FEE	8.17	70,990	100.0	MACY'S	2015	2025	PETCO	2018	2028
HARRIMAN (5)	2007	JOINT VENTURE	52.90	227,939	86.4	KOHL'S	2023	2023	STAPLES	2013	2028	MICHAELS	2012	2027
HEMPSTEAD (4)	2000	JOINT VENTURE	1.40	13,905	100.0	WALGREENS	2059
HICKSVILLE	2004	FEE	2.50	35,581	100.0	DUANE READE	2014		DOLLAR TREE	2018	2028
HOLTSVILLE	2007	FEE	0.80	1,595	100.0
HUNTINGTON	2007	FEE	0.91	9,900	100.0
JAMAICA	2005	FEE	0.32	5,770	100.0
JERICHO	2007	GROUND LEASE (2045)	-	2,085	100.0
JERICHO	2007	FEE	2.51	105,851	100.0	MILLERIDGE INN	2022	2042
JERICHO	2007	FEE	5.70	57,013	97.4	W.R. GRACE	2014	2019
JERICHO	2007	FEE	6.39	63,998	100.0	WHOLE FOODS MARKET	2025	2040
LATHAM (4)	1999	JOINT VENTURE	89.41	616,130	99.5	SAM'S CLUB	2013	2043	WAL-MART	2013	2043	HOME DEPOT	2031	2071
LAURELTON	2005	FEE	0.23	7,435	100.0
LEVITTOWN	2006	JOINT VENTURE	4.72	47,214	100.0	FILENE'S BASEMENT	2021		DSW SHOE WAREHOUSE	2021	2036
LITTLE NECK	2003	FEE	3.54	48,275	100.0
MANHASSET	1999	FEE	9.60	188,608	78.7	FILENE'S	2011		KING KULLEN	2024	2052	MICHAELS	2014	2029
MASPETH	2004	FEE	1.05	22,500	100.0	DUANE READE	2014
MERRICK (4)	2000	JOINT VENTURE	7.78	107,871	98.9	WALDBAUMS	2013	2041	ANNIE SEZ	2011	2021
MIDDLETOWN (4)	2000	JOINT VENTURE	10.10	80,000	56.3	BEST BUY	2016	2031
MINEOLA	2007	FEE	2.67	26,780	79.5	CVS	2011	2026
MUNSEY PARK (4)	2000	JOINT VENTURE	6.00	72,748	100.0	BED BATH & BEYOND	2012	2022	WHOLE FOODS MARKET	2011	2021
NESCONSET (6)	2004	FEE	5.88	55,580	48.6	BOB'S FURNITURE	2019	2029
NORTH MASSAPEQUA	2004	GROUND LEASE (2033)	2.00	29,610	100.0	DUANE READE	2014
OCEANSIDE	2003	FEE	0.28	-	-
PLAINVIEW	1969	GROUND LEASE (2070)	6.98	88,422	98.7	FAIRWAY STORES	2017	2037
POUGHKEEPSIE	1972	FEE	20.03	167,668	95.6	STOP & SHOP	2020	2049	BIG LOTS	2012	2017
QUEENS VILLAGE	2005	FEE	0.50	14,649	100.0	STRAUSS DISCOUNT AUTO	2015	2025
ROCHESTER	1993/ 1988	FEE	18.55	185,153	32.0	TOPS SUPERMARKET	2009	2024
STATEN ISLAND	1997	GROUND LEASE (2072)	7.00	101,337	97.1	KING KULLEN	2011	2031
STATEN ISLAND	2005	FEE	5.49	47,270	100.0	STAPLES	2013	2018
STATEN ISLAND	2006	FEE	23.90	341,719	97.8	KMART	2012	2017	KING KULLEN	2012	2037	TOYS "R" US	2015
STATEN ISLAND	1989	FEE	16.70	210,825	98.3	KMART	2011		PATHMARK	2011	2021
STATEN ISLAND (4)	2000	JOINT VENTURE	14.44	190,131	95.8	TJ MAXX	2010	2025	NATIONAL WHOLESALE LIQUIDATORS	2010	2030	MICHAELS	2011	2031
SYOSSET	1967	FEE	2.49	32,124	96.3	NEW YORK SPORTS CLUB	2016	2021
WESTBURY (6)	2004	FEE	30.14	398,602	100.0	COSTCO	2009	2043	WAL-MART	2019	2069	MARSHALLS	2014	2024
WHITE PLAINS	2004	FEE	2.45	24,277	100.0	DUANE READE	2014
YONKERS	2005	FEE	0.88	10,329	100.0	STRAUSS DISCOUNT AUTO	2015	2025
YONKERS	1995	FEE	4.10	43,560	100.0	SHOPRITE	2013	2028

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

NORTH CAROLINA
CARY	1998	FEE	10.90	102,787	83.4	LOWES FOOD	2017	2037
CARY	2000	FEE	10.60	86,015	100.0	BED BATH & BEYOND	2010	2014	DICK'S SPORTING GOODS	2014	2029
CARY (4)	2001	JOINT VENTURE	40.31	315,797	100.0	BJ'S	2020	2040	KOHL'S	2022	2022	PETSMART	2016	2036
CHARLOTTE	1968	FEE	13.50	110,300	56.5	TJ MAXX	2012	2017	CVS	2015	2035
CHARLOTTE	1986	GROUND LEASE (2048)	18.47	233,759	94.7	ROSS DRESS FOR LESS	2015	2035	K&G MEN'S COMPANY	2013	2018	OFFICEMAX	2009	2024
CHARLOTTE	1993	FEE	13.96	139,269	89.9	BI-LO	2009	2029	RUGGED WEARHOUSE	2013	2018	DECORATORS WAREHOUSE	2012	2022
DURHAM	1996	FEE	13.12	116,186	92.4	TJ MAXX	2019	2029	JO-ANN FABRICS	2010	2020
DURHAM (4)	2002	JOINT VENTURE	39.50	408,292	92.2	WAL-MART	2015	2035	BEST BUY	2011	2026	MARSHALLS	2011	2026
FRANKLIN	1998	JOINT VENTURE	2.63	26,326	100.0	BILL HOLT FORD	2016	2041
KNIGHTDALE (11)	2005	JOINT VENTURE	24.70	186,000	99.5	ROSS DRESS FOR LESS	2017	2037	BED BATH & BEYOND	2017	2037	MICHAELS	2016	2036
MOORSEVILLE	2007	FEE	29.32	172,161	100.0	BEST BUY	2018	2038	BED BATH & BEYOND	2018	2038	STAPLES	2022	2037
MORRISVILLE	2008	JOINT VENTURE	24.22	169,901	98.5	CARMIKE CINEMAS	2017	2027	FOOD LION	2019	2039	STEIN MART	2017	2037
PINEVILLE (9)	2003	JOINT VENTURE	39.10	269,710	91.5	KMART	2017	2067	STEIN MART	2012		TJ MAXX	2013	2018
RALEIGH	1993	FEE	35.94	362,945	91.6	GOLFSMITH GOLF & TENNIS	2017	2027	BED BATH & BEYOND	2016	2036	ROSS DRESS FOR LESS	2016	2036
RALEIGH (11)	2003	JOINT VENTURE	35.40	103,000	91.3	FOOD LION	2023	2043	ACE HARDWARE	2022	2037
RALEIGH (11)	2006	JOINT VENTURE	8.80	10,000	90.0
WINSTON-SALEM	1969	FEE	13.15	132,190	84.5	HARRIS TEETER	2016	2041	DOLLAR TREE	2011	2016
OHIO
AKRON	1988	FEE	24.50	138,363	100.0	GABRIEL BROTHERS	2010	2025	PAT CATANS CRAFTS	2013		ESSENCE BEAUTY MART	2014
AKRON	1975	FEE	6.91	75,866	100.0	GIANT EAGLE	2021	2041
BARBERTON	1972	FEE	9.97	101,801	95.1	GIANT EAGLE	2027	2052
BEAVERCREEK	1986	FEE	18.19	97,307	94.2	KROGER	2018	2048	DOLLAR GENERAL	2009
BRUNSWICK	1975	FEE	20.00	171,223	96.6	KMART	2010	2050	MARC'S	2017	2027
CAMBRIDGE	1997	FEE	13.08	78,065	88.7	TRACTOR SUPPLY CO.	2010	2020
CANTON	1972	FEE	19.60	172,419	87.1	BURLINGTON COAT FACTORY	2018	2043	TJ MAXX	2012	2017	HOMETOWN BUFFET	2010	2020
CENTERVILLE	1988	FEE	15.20	125,058	100.0	BED BATH & BEYOND	2017	2032	THE TILE SHOP	2014	2024	HOME 2 HOME	2013	2018
CINCINNATI	1988	GROUND LEASE (2054)	8.80	121,242	100.0
CINCINNATI	1999	FEE	16.70	89,742	92.1	BIGGS FOODS	2016	2031
CINCINNATI	2000	FEE	8.83	88,317	100.0	HOBBY LOBBY	2011	2021	URBAN ACTIVE FITNESS	2017	2027
CINCINNATI	1988	FEE	29.20	308,277	100.0
CINCINNATI	1988	FEE	11.60	223,731	99.3	LOWE'S HOME CENTER	2022	2052	BIG LOTS	2014	2019	AJ WRIGHT	2014	2034
CINCINNATI (4)	2000	JOINT VENTURE	36.65	410,010	92.4	WAL-MART	2028		HOBBY LOBBY	2015	2025	DICK'S SPORTING GOODS	2016	2031
COLUMBUS	1988	FEE	12.40	135,650	100.0	KOHL'S	2011	2031	CIRCUIT CITY	2019	2039
COLUMBUS	1988	FEE	17.90	129,008	100.0	KOHL'S	2011	2031	GRANT/RIVERSIDE METHODIST HOSP	2011
COLUMBUS	1988	FEE	13.70	142,743	100.0	KOHL'S	2011	2031	STAPLES	2010	2020
COLUMBUS	1988	FEE	12.40	191,089	100.0	KOHL'S	2011	2031	KROGER	2031	2071	TOYS "R" US	2015	2040
COLUMBUS (4)	1998	JOINT VENTURE	12.13	112,862	87.9	BORDERS BOOKS	2018	2038	PIER 1 IMPORTS	2012	2017
COLUMBUS (4)	2002	JOINT VENTURE	36.48	269,201	98.3	LOWE'S HOME CENTER	2016	2046	KROGER	2022	2042
DAYTON	1988	FEE	11.21	116,374	7.3
DAYTON	1984	FEE	32.06	213,853	86.9	VICTORIA'S SECRET	2009	2019	KROGER	2012	2038	CARDINAL FITNESS	2017	2027
DAYTON	1969	FEE	22.82	163,131	80.4	BEST BUY	2010	2028	BIG LOTS	2013	2018	JO-ANN FABRICS	2012
HUBER HEIGHTS (4)	1999	JOINT VENTURE	40.00	318,468	93.6	ELDER BEERMAN	2014	2044	KOHL'S	2015	2035	MARSHALLS	2014	2024
KENT	1988/ 1995	FEE	17.60	106,500	97.2	TOPS SUPERMARKET	2026	2096
MENTOR	1988	FEE	25.00	235,577	95.9	GIANT EAGLE	2019	2029	BURLINGTON COAT FACTORY	2014		JO-ANN FABRICS	2014	2019
MENTOR	1987	FEE	20.59	103,910	97.6	GABRIEL BROTHERS	2013	2028	BIG LOTS	2014	2034
MIAMISBURG	1999	FEE	0.60	6,000	57.5
MIDDLEBURG HEIGHTS	1988	FEE	8.20	104,342	100.0
NORTH OLMSTEAD	1988	FEE	11.70	99,862	100.0	TOPS SUPERMARKET	2026	2096
SHARONVILLE	1977	GROUND LEASE (2076)/JOINT VENTURE	14.99	121,105	92.6	GABRIEL BROTHERS	2012	2032	KROGER	2013	2028	UNITED ART AND EDUCATION	2016	2026
SPRINGDALE (4)	2000	JOINT VENTURE	21.96	253,510	74.8	WAL-MART	2015	2045	HHGREGG	2012	2017	GUITAR CENTER	2019	2029
TROTWOOD	1988	FEE	16.86	141,616	100.0
UPPER ARLINGTON	1969	FEE	13.28	160,702	77.8	TJ MAXX	2011	2021	HONG KONG BUFFET	2011	2016	CVS	2019	2039
WESTERVILLE	1993	FEE	11.20	83,848	100.0	MARC'S	2015	2025
WICKLIFFE	1995	FEE	10.00	128,180	95.6	GABRIEL BROTHERS	2013	2028	BIG LOTS	2010		DOLLAR GENERAL	2009
WILLOUGHBY HILLS	1988	FEE	28.30	295,653	100.0	VF OUTLET	2012	2022	KOHL'S	2016	2036	MARCS DRUGS	2012	2017
OKLAHOMA
OKLAHOMA CITY	1998	FEE	19.80	233,797	97.2	HOME DEPOT	2014	2044	GORDMANS	2013	2033	BEST BUY	2013	2023
OKLAHOMA CITY	1997	FEE	9.75	103,027	100.0	ACADEMY SPORTS & OUTDOORS	2014	2024

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

OREGON
ALBANY	2006	JOINT VENTURE	3.81	22,700	100.0	GROCERY OUTLET	2016	2030
ALBANY (3)	2006	FEE	13.27	109,891	83.0	RITE AID	2013	2053	DOLLAR TREE	2013	2023	AARON'S SALES & LEASING	2009	2019
CANBY (3)	2006	FEE	9.11	115,701	94.0	SAFEWAY	2023	2083	RITE AID	2014	2044	CANBY ACE HARDWARE	2015	2030
CLACKAMAS (3)	2007	JOINT VENTURE	23.66	236,672	100.0	SPORTS AUTHORITY	2014	2034	NORDSTROM RACK	2013	2018	OLD NAVY	2010
GRESHAM (3)	2006	FEE	7.98	92,711	79.3	DOLLAR TREE	2011	2021	VOLUNTEERS OF AMERICA	2012	2017
GRESHAM (3)	2006	FEE	0.70	107,583	100.0	FOOD 4 LESS	2009	2019	CASCADE ATHLETIC CLUB	2013	2018
GRESHAM (3)	2006	FEE	19.82	208,276	99.2	WILD OATS MARKETS	2020	2033	OFFICE DEPOT	2012	2017	BIG LOTS	2012	2017
GRESHAM (3)	2006	FEE	25.56	264,765	91.5	G.I. JOE'S	2037	2087	PETSMART	2013	2028	ROSS DRESS FOR LESS	2018
HILLSBORO (3)	2008	FEE	20.00	210,992	88.3	SAFEWAY	2010	2045	RITE AID	2010	2040	TRADER JOE'S	2017	2032
HILLSBORO (3)	2006	FEE	20.00	260,954	95.0	SAFEWAY	2014	2044	STAPLES	2013		RITE AID	2014	2044
HOOD RIVER (3)	2006	FEE	8.32	108,554	100.0	ROSAUERS	2021	2039	WALGREENS	2032	2052	DOLLAR TREE	2011	2021
MEDFORD (3)	2006	FEE	30.14	335,043	91.7	SEARS	2014	2044	TINSELTOWN	2017	2037	24 HOUR FITNESS	2015	2026
MILWAUKIE (3)	2007	GROUND LEASE (2041)/ JOINT VENTURE	16.34	185,859	95.3	ALBERTSONS	2013		RITE AID	2015		JO-ANN FABRICS	2013	2018
PORTLAND (3)	2006	FEE	10.55	115,673	95.6	SAFEWAY	2017	2047	DOLLAR TREE	2012	2017
PORTLAND (3)	2006	FEE	2.12	38,363	98.3	QFC	2019	2044
SPRINGFIELD (3)	2006	FEE	8.74	96,027	96.1	SAFEWAY	2013	2043
TROUTDALE (3)	2006	FEE	9.75	90,137	60.6	LAMBS THRIFTWAY	2021	2031

PENNSYLVANIA
ARDMORE	2007	FEE	18.82	320,525	96.4	MACY'S	2012	2032	BANANA REPUBLIC	2010
BLUE BELL	1996	FEE	17.72	120,211	100.0	KOHL'S	2016	2036	HOME GOODS	2013	2033
CARLISLE (5)	2005	JOINT VENTURE	12.20	90,289	88.4	GIANT FOOD	2016	2046
CHAMBERSBURG	2008	JOINT VENTURE	12.88	131,623	93.2	GIANT FOOD	2040	2040	WINE & SPIRITS SHOPPE	2011	2016
CHAMBERSBURG	2006	FEE	37.31	271,411	98.8	KOHL'S	2028	2058	GIANT FOOD	2027	2067	MICHAELS	2017	2037
CHIPPEWA	2000	FEE	22.39	215,206	100.0	KMART	2018	2068	HOME DEPOT	2018	2068
EAGLEVILLE	2008	FEE	15.20	165,385	98.1	KMART	2009	2019	GENUARDI'S	2011	2026	DOLLAR TREE	2019	2029
EAST NORRITON	1984	FEE	12.52	131,794	82.4	SHOPRITE	2022	2037	JO-ANN FABRICS	2012
EAST STROUDSBURG	1973	FEE	15.33	168,218	100.0	KMART	2012	2022	WEIS MARKETS	2009
EASTWICK	1997	FEE	3.40	36,511	100.0	MERCY HOSPITAL	2017	2022
EXTON	1996	FEE	9.78	85,184	100.0	KOHL'S	2016	2036
EXTON	1999	FEE	6.06	60,685	100.0	ACME MARKETS	2015	2045
FEASTERVILLE	1996	FEE	4.60	86,575	7.9
GETTYSBURG	1986	FEE	2.39	14,584	100.0	RITE AID	2026	2046
GREENSBURG	2002	JOINT VENTURE	5.00	50,000	100.0	TJ MAXX	2010	2020	MICHAELS	2010	2020
HAMBURG	2000	FEE	3.00	15,400	100.0	LEHIGH VALLEY HEALTH	2016	2026
HARRISBURG	1972	FEE	17.00	175,917	100.0	GANDER MOUNTAIN	2013	2028	AMERICAN SIGNATURE	2022	2032	SUPERPETZ	2012	2021
HAVERTOWN	1996	FEE	9.01	80,938	100.0	KOHL'S	2016	2036
HORSHAM (5)	2005	JOINT VENTURE	8.32	75,206	97.6	GIANT FOOD	2022	2052
LANDSDALE	1996	GROUND LEASE (2037)	1.39	84,470	100.0	KOHL'S	2012
MONROEVILLE (5)	2005	FEE	13.74	143,200	92.9	PETSMART	2019	2034	BED BATH & BEYOND	2020	2034	MICHAELS	2009	2029
MONTGOMERY (4)	2002	JOINT VENTURE	45.00	257,565	88.8	GIANT FOOD	2020	2050	BED BATH & BEYOND	2016	2030	PETSMART	2021	2041
MORRISVILLE	1996	FEE	14.38	2,437	0.0
NEW KENSINGTON	1986	FEE	12.53	108,950	100.0	GIANT EAGLE	2016	2033
PHILADELPHIA	2006	JOINT VENTURE	18.00	294,309	97.2	SEARS	2019	2039
PHILADELPHIA	1995	JOINT VENTURE	22.55	332,583	98.2	TARGET	2030	2080	SUPER FRESH	2022	2047	PEP BOYS	2028	2038
PHILADELPHIA	1983	JOINT VENTURE	8.12	195,440	100.0	JCPENNEY	2012	2037	TOYS "R" US	2012	2052
PHILADELPHIA	1998	JOINT VENTURE	7.53	75,303	100.0	NORTHEAST AUTO OUTLET	2015	2050
PHILADELPHIA	1996	GROUND LEASE (2035)	6.82	133,309	100.0	KMART	2010	2035
PHILADELPHIA	2005	FEE	0.41	9,343	100.0
PHILADELPHIA	1996	FEE	6.30	82,345	100.0	KOHL'S	2016	2036
PITTSBURGH	2004	GROUND LEASE (2095)	46.8	467,927	100.0
PITTSBURGH (3)	2007	JOINT VENTURE	19.30	133,697	78.9	ECKERD	2013	2018
PITTSBURGH (9)	2007	JOINT VENTURE	37.02	166,786	75.8	TJ MAXX	2010	2020	STAPLES	2015	2030	PETSMART	2015	2040
POTTSTOWN (8)	2004	JOINT VENTURE	15.72	161,727	95.5	GIANT FOOD	2014	2049	TRACTOR SUPPLY CO.	2012	2027	TJ MAXX	2009	2019
RICHBORO	1986	FEE	14.47	111,982	100.0	SUPER FRESH	2018	2058
SCOTT TOWNSHIP	1999	GROUND LEASE (2052)	-	69,288	100.0	WAL-MART	2032	2052
SHREWSBURY (9)	2004	JOINT VENTURE	21.17	94,706	100.0	GIANT FOOD	2023	2053

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

SPRINGFIELD	1983	FEE	19.66	212,188	98.1	VALUE CITY	2013	2043	STAPLES	2013	2023
UPPER DARBY	1996	JOINT VENTURE	16.34	4,808	100.0
WEST MIFFLIN	1986	FEE	8.33	84,279	100.0	BIG LOTS	2012	2032
WHITEHALL	2005	JOINT VENTURE	15.14	151,418	100.0	GIANT FOOD	2014		JO-ANN FABRICS	2012		BARNES & NOBLE	2011
WHITEHALL	1996	GROUND LEASE (2081)	6.00	84,524	100.0	KOHL'S	2016	2036
YORK	1986	FEE	3.32	35,500	100.0	GIANT FOOD	2012	2017
YORK	1986	FEE	13.65	58,244	95.2	SAVE-A-LOT	2014	2029	ADVANCE AUTO PARTS	2012	2017	YALE ELECTRIC	2010	2011
PUERTO RICO
BAYAMON	2006	FEE	16.53	186,400	92.3	AMIGO SUPERMARKET	2027	2047	OFFICEMAX	2015	2030	CHUCK E CHEESE	2013	2023
CAGUAS	2006	FEE	19.76	576,348	96.3	SAM'S CLUB	2019	2070	COSTCO	2026	2046	JCPENNEY	2020	2050
CAROLINA	2006	FEE	28.23	570,610	97.1	KMART	2019	2069	HOME DEPOT	2026	2046	PUEBLO INTERNATIONAL	2015	2045
MANATI	2006	FEE	6.68	69,640	95.7	GRANDE SUPERMARKET	2009
MAYAGUEZ	2006	FEE	39.32	354,830	99.0	HOME DEPOT	2026	2046	SAM'S CLUB	2019	2069	CARIBBEAN CINEMA	2028	2038
PONCE	2006	FEE	12.08	192,701	88.7	2000 CINEMA CORP.	2032	2052	SUPERMERCADOS MAXIMO	2026	2046	DAVID'S BRIDAL	2011	2021
TRUJILLO ALTO	2006	FEE	19.47	199,513	100.0	KMART	2009	2054	PUEBLO SUPERMARKET	2014	2024	FARMACIAS EL AMAL	2015
RHODE ISLAND
CRANSTON	1998	FEE	11.02	129,907	93.7	BOB'S STORES	2013	2028	MARSHALLS	2011	2021	DOLLAR TREE	2013	2028
PROVIDENCE	2003	GROUND LEASE (2072)/JOINT VENTURE	16.99	71,735	86.5	STOP & SHOP	2022	2072
SOUTH CAROLINA
CHARLESTON	1978	FEE	17.60	161,514	94.1	HARRIS TEETER	2027	2057	STEIN MART	2011	2016	TUESDAY MORNING	2015	2021
CHARLESTON	1995	FEE	17.15	186,740	100.0	TJ MAXX	2014		OFFICE DEPOT	2011	2016	MARSHALLS	2011
FLORENCE	1997	FEE	21.00	113,922	95.8	HAMRICKS	2011		STAPLES	2010	2035	DOLLAR TREE	2013	2018
GREENVILLE	1997	FEE	20.35	148,532	96.6	STEVE & BARRY'S	2010		BABIES R US	2012	2022
GREENVILLE (6)	2004	FEE	31.77	295,928	83.0	INGLES MARKETS	2021	2076	TJ MAXX	2010	2025	ROSS DRESS FOR LESS	2012	2032
NORTH CHARLESTON	2000/ 1997	FEE	27.16	266,588	91.3	SPORTS AUTHORITY	2013	2033	CIRCUIT CITY	2019	2029	MARSHALLS	2013
TENNESSEE
CHATTANOOGA	2002	JOINT VENTURE	5.00	50,000	100.0	HOME GOODS	2010	2020	MICHAELS	2017	2037
CHATTANOOGA	1973	GROUND LEASE (2074)	7.63	50,588	75.3	SAVE-A-LOT	2014
MADISON	1978	GROUND LEASE (2039)	14.49	175,593	99.5	OLD TIME POTTERY	2013	2023	WAL-MART	2014	2039
MADISON	2004/ 2005	FEE	25.35	240,318	90.7	JO-ANN FABRICS	2014	2024	SAM ASH	2014	2019	TJ MAXX	2010	2020
MADISON (4)	1999	JOINT VENTURE	21.14	189,401	70.9	DICK'S SPORTING GOODS	2017	2032	BEST BUY	2014	2029	OLD NAVY	2009	2019
MEMPHIS	1991	FEE	14.71	167,243	62.3	TOYS "R" US	2017	2042	KIDS R US	2019	2044
MEMPHIS	2000	FEE	8.79	87,962	100.0	OLD TIME POTTERY	2010	2025
MEMPHIS (3)	2007	JOINT VENTURE	5.52	55,297	79.3
MEMPHIS (4)	2001	JOINT VENTURE	3.90	40,000	100.0	BED BATH & BEYOND	2012	2027
NASHVILLE	1998	FEE	16.93	172,135	86.9	HHGREGG	2018	2028	ASHLEY FURNITURE HOMESTORE	2012	2022	BED BATH & BEYOND	2013	2028
NASHVILLE	1998	FEE	10.20	109,012	95.6	TREES N TRENDS	2013	2018	OAK FACTORY OUTLET	2012		OLD COUNTRY BUFFET	2011	2016
NASHVILLE (4)	1999	JOINT VENTURE	9.34	99,909	57.8	BEST BUY	2014	2029

TEXAS
ALLEN	2006	JOINT VENTURE	2.11	21,162	100.0	CREME DE LA CREME	2026	2046
AMARILLO (4)	2003	JOINT VENTURE	10.63	142,647	94.2	ROSS DRESS FOR LESS	2012	2037	BED BATH & BEYOND	2012	2032	JO-ANN FABRICS	2012	2032
AMARILLO (4)	1997	JOINT VENTURE	9.30	343,875	99.6	HOME DEPOT	2019	2069	KOHL'S	2025	2055	CIRCUIT CITY	2010	2035
ARLINGTON	1997	FEE	8.00	96,127	100.0	HOBBY LOBBY	2013	2018
AUSTIN	2003	JOINT VENTURE	10.80	108,028	100.0	FRY'S ELECTRONICS	2018	2048
AUSTIN	1998	FEE	15.36	157,852	98.9	HEB GROCERY	2011	2026	BROKERS NATIONAL LIFE	2013
AUSTIN (3)	2007	JOINT VENTURE	4.57	45,791	100.0	PRIMITIVES	2012	2017	JO-ANN FABRICS	2010
AUSTIN (3)	2007	JOINT VENTURE	20.80	138,422	98.7	RANDALLS FOOD & DRUGS	2009	2019
AUSTIN (3)	2007	JOINT VENTURE	20.93	213,853	98.7	BED BATH & BEYOND	2011	2021	BUY BUY BABY	2018	2029	ROSS DRESS FOR LESS	2013	2023
AUSTIN (4)	1998	JOINT VENTURE	18.20	191,760	45.1	BABIES R US	2012	2027	WORLD MARKET	2011	2026	MATTRESS FIRM	2015	2020
BAYTOWN	1996	FEE	8.68	98,623	100.0	HOBBY LOBBY	2019	2029	ROSS DRESS FOR LESS	2012	2032
BROWNSVILLE (11)	2005	JOINT VENTURE	27.60	243,000	52.3	TJ MAXX	2016	2036	MICHAELS	2017	2032	PETSMART	2016	2041
COLLEYVILLE	2006	JOINT VENTURE	2.01	20,188	100.0	CREME DE LA CREME	2026	2046
COPPELL	2006	JOINT VENTURE	2.04	20,425	100.0	CREME DE LA CREME	2026	2046
CORPUS CHRISTI	1997	GROUND LEASE (2065)	12.54	125,454	100.0	BEST BUY	2016	2030	ROSS DRESS FOR LESS	2011	2030	BED BATH & BEYOND	2018	2033
DALLAS	1969	JOINT VENTURE	75.00	29,769	100.0	BIG TOWN BOWLANES	2022
DALLAS (3)	2007	JOINT VENTURE	12.07	171,988	86.4	CVS PHARMACY, INC.	2024	2054	ULTA 3	2014	2024
DALLAS (4)	1998	JOINT VENTURE	6.80	83,867	100.0	ROSS DRESS FOR LESS	2012	2017	OFFICEMAX	2009	2024	BIG LOTS	2012	2032
EAST PLANO	1996	FEE	9.03	100,598	100.0	HOME DEPOT EXPO	2024	2054

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

FORT WORTH (11)	2003	JOINT VENTURE	45.50	316,000	77.8	MARSHALLS	2015	2035	ROSS DRESS FOR LESS	2017	2042	OFFICE DEPOT	2021	2041
FRISCO (11)	2006	JOINT VENTURE	35.80	286,000	62.6	HOBBY LOBBY/ MARDELS	2028		HEMISPHERES	2023		SPROUTS FARMERS MARKET	2023
GRAND PRAIRIE (11)	2006	JOINT VENTURE	53.10	302,000	64.2	24 HOUR FITNESS	2022	2047	ROSS DRESS FOR LESS	2019	2039	MARSHALLS	2017	2037
HARRIS COUNTY (5)	2005	JOINT VENTURE	11.36	144,055	78.1	BEST BUY	2015	2035	BARNES & NOBLE	2014	2029	PETSMART	2019	2034
HOUSTON	1996	FEE	8.18	96,500	100.0	BURLINGTON COAT FACTORY	2019	2034
HOUSTON	2004	FEE	8.04	113,831	50.7	PALAIS ROYAL	2017	2022
HOUSTON (5)	2006	FEE	31.96	350,398	95.1	MARSHALLS	2011	2026	BED BATH & BEYOND	2012	2032	OFFICEMAX	2014	2034
HOUSTON (9)	2006	JOINT VENTURE	23.76	237,634	97.0	TJ MAXX	2015	2035	ROSS DRESS FOR LESS	2016	2036	BED BATH & BEYOND	2016	2041
LEWISVILLE	1998	FEE	9.36	93,668	95.3	FACTORY DIRECT FURNITURE	2019	2024	DSW SHOE WAREHOUSE	2018	2028	PETLAND	2009	2019
LEWISVILLE	1998	FEE	7.60	123,560	96.9	BABIES R US	2012	2027	BED BATH & BEYOND	2018	2033	BROYHILL HOME COLLECTIONS	2015	2025
LEWISVILLE	1998	FEE	11.20	74,837	73.4	TALBOTS OUTLET	2012	2020	$6 FASHION OUTLETS	2013	2018
LUBBOCK	1998	FEE	9.58	108,326	98.0	PETSMART	2015	2040	OFFICEMAX	2009	2029	BARNES & NOBLE	2010	2025
MESQUITE	2006	FEE	14.97	209,766	100.0	BEST BUY	2014	2024	ASHLEY FURNITURE HOMESTORE	2012	2017	PETSMART	2009	2026
MESQUITE	1974	FEE	9.03	79,550	100.0	KROGER	2012	2037
N. BRAUNFELS	2003	JOINT VENTURE	8.64	86,479	100.0	KOHL'S	2014	2064
NORTH CONROE (9)	2006	JOINT VENTURE	27.57	283,463	96.5	FINGERS FURNITURE	2022	2042	TJ MAXX	2016	2036	ROSS DRESS FOR LESS	2017	2037
PASADENA (4)	2001	JOINT VENTURE	24.58	240,907	99.3	BEST BUY	2012	2027	ROSS DRESS FOR LESS	2012	2032	MARSHALLS	2012	2027
PASADENA (4)	1999	JOINT VENTURE	15.13	169,190	100.0	PETSMART	2015	2030	OFFICEMAX	2014	2029	MICHAELS	2009	2024
PLANO	2005	FEE	-	149,343	100.0	HOME DEPOT	2027	2057
RICHARDSON (4)	1998	JOINT VENTURE	11.70	115,579	79.5	OFFICEMAX	2011	2026	BALLY TOTAL FITNESS	2009	2019	FOX & HOUND	2012	2022
SOUTHLAKE	2008	JOINT VENTURE	4.13	37,447	88.2
TEMPLE (5)	2005	JOINT VENTURE	27.47	274,799	83.9	HOBBY LOBBY	2021	2036	ROSS DRESS FOR LESS	2012	2037	MARSHALLS	2011	2026
WEBSTER	2006	FEE	40.00	408,899	97.9	HOBBY LOBBY	2017	2027	OSHMAN SPORTING	2011	2021	BEL FURNITURE	2010	2015
UTAH
OGDEN	1967	FEE	11.36	142,628	100.0	COSTCO	2033	2073
VERMONT
MANCHESTER	2004	FEE	9.48	54,352	96.7	PRICE CHOPPERS	2011
VIRGINIA
BURKE (7)	2004	GROUND LEASE (2076)/ JOINT VENTURE	12.46	124,148	100.0	SAFEWAY	2020	2050	CVS	2021	2041
COLONIAL HEIGHTS	1999	FEE	6.09	60,909	100.0	ASHLEY HOME STORES	2018	2028	BOOKS-A-MILLION	2011
DUMFRIES (9)	2005	JOINT VENTURE	-	1,702	100.0
FAIRFAX (3)	2007	JOINT VENTURE	10.13	101,332	97.5	WALGREENS	2021	2041	TJ MAXX	2014	2024
FAIRFAX (4)	1998	JOINT VENTURE	37.00	343,180	100.0	COSTCO	2011	2046	HOME DEPOT	2013	2033	SPORTS AUTHORITY	2013
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	10,125	100.0	SHONEY'S	2023
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	7,993	100.0
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	1,762	100.0
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	7,200	100.0
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	2,170	100.0
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	10,125	100.0	CVS	2019	2039
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	10,125	100.0	CVS	2022	2042
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	7,000	100.0
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	4,352	100.0
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	3,028	100.0
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	3,822	100.0
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	33,179	100.0	CIRCUIT CITY	2018	2038
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	3,000	100.0
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	4,828	100.0
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	7,256	100.0
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	5,020	100.0
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	5,892	100.0
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	3,076	100.0
FREDERICKSBURG (9)	2005	FEE	-	7,241	100.0
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	5,540	100.0
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	6,100	100.0
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	8,027	100.0
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	7,200	100.0
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	11,097	100.0	NTB TIRES	2017	2037
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	6,000	100.0
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	2,909	100.0

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

FREDERICKSBURG (9)	2005	JOINT VENTURE	-	4,800	100.0
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	6,818	100.0
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	5,126	100.0
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	8,000	100.0
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	10,002	100.0	CRACKER BARREL	2014	2034
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	10,578	100.0	CHUCK E CHEESE	2014	2024
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	3,000	100.0
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	4,261	100.0
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	3,650	100.0
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	2,454	100.0
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	32,000	100.0	BASSETT FURNITURE	2019	2039
FREDERICKSBURG (9)	2005	JOINT VENTURE	-	4,842	100.0
HARRISONBURG (10)	2007	JOINT VENTURE	19.01	187,534	94.6	KOHL'S	2024	2064	MARTIN'S	2027	2067
LEESBURG (3)	2007	JOINT VENTURE	27.90	316,586	99.4	SHOPPERS FOOD	2015	2060	STEIN MART	2011	2031	ROSS DRESS FOR LESS	2013	2023
MANASSAS	1997	FEE	13.50	117,525	95.6	SUPER FRESH	2011	2026	JO-ANN FABRICS	2011
MANASSAS (5)	2005	JOINT VENTURE	8.94	107,233	100.0	BURLINGTON COAT FACTORY	2009	2030	AUTOZONE	2010	2025
PENTAGON CITY (6)	2004	FEE	16.80	330,467	89.7	COSTCO	2009	2044	MARSHALLS	2010	2025	BEST BUY	2014	2024
RICHMOND	1995	FEE	11.47	128,612	100.0	BURLINGTON COAT FACTORY	2010	2035
RICHMOND	1999	FEE	8.46	84,683	100.0	ROOMSTORE	2013	2023
RICHMOND (9)	2005	JOINT VENTURE	-	3,060	100.0
ROANOKE	2004	FEE	7.66	81,789	100.0	DICK'S SPORTING GOODS	2019	2034	CIRCUIT CITY	2020	2040
ROANOKE (10)	2007	JOINT VENTURE	35.70	298,162	90.9	MICHAELS	2009	2019	MARSHALLS	2013	2033	ROSS DRESS FOR LESS	2016	2036
STAFFORD (5)	2005	JOINT VENTURE	30.83	331,730	98.8	SHOPPERS FOOD	2023	2053	TJ MAXX	2016	2036	ROSS DRESS FOR LESS	2015	2035
STAFFORD (9)	2005	JOINT VENTURE	9.86	101,042	100.0	GIANT FOOD	2027	2072	STAPLES	2017	2032	PETCO SUPPLIES & FISH	2012	2027
STAFFORD (9)	2005	JOINT VENTURE	-	7,310	100.0
STAFFORD (9)	2005	JOINT VENTURE	-	4,400	100.0
STAFFORD (9)	2005	JOINT VENTURE	1.22	4,211	100.0
STERLING	2008	FEE	38.05	361,043	93.7	TOYS "R" US	2012	2037	MICHAELS	2011	2026	CIRCUIT CITY	2017	2037
STERLING (5)	2006	JOINT VENTURE	103.27	737,503	95.1	WAL-MART	2021	2091	LOWE'S HOME CENTER	2021	2061	SAM'S CLUB	2021	2091
WOODBRIDGE	1973	GROUND LEASE (2072)/JOINT VENTURE	19.63	144,793	100.0	CAMPOS FURNITURE	2009		SALVATION ARMY	2009	2014	WEDGEWOOD ANTIQUES & AUCTION	2009
WOODBRIDGE (4)	1998	JOINT VENTURE	54.00	493,193	97.7	SHOPPERS FOOD	2014	2044	DICK'S SPORTING GOODS	2019	2039	BEST BUY	2010	2025
WASHINGTON
AUBURN	2007	FEE	13.73	171,032	99.1	ALBERTSONS	2018	2038	OFFICE DEPOT	2009	2029	RITE AID	2013	2028
BELLEVUE	2004	JOINT VENTURE	41.59	407,812	94.6	TARGET	2012	2037	NORDSTROM RACK	2012	2032	SAFEWAY	2012	2027
BELLINGHAM (3)	2007	JOINT VENTURE	30.53	376,023	98.5	KMART	2009	2049	COST CUTTERS	2009	2044	JO-ANN FABRICS	2010	2025
BELLINGHAM (4)	1998	JOINT VENTURE	20.00	188,885	98.6	MACY'S	2012	2022	BEST BUY	2017	2032	BED BATH & BEYOND	2012	2027
FEDERAL WAY (4)	2000	JOINT VENTURE	17.00	200,126	92.9	QFC	2015	2045	JO-ANN FABRICS	2010	2030	BARNES & NOBLE	2011	2026
KENT (3)	2006	FEE	7.19	69,020	98.4	RITE AID	2015	2035
KENT (3)	2006	FEE	23.10	86,909	100.0	ROSS DRESS FOR LESS	2011	2026
LAKE STEVENS (3)	2006	FEE	18.60	195,932	100.0	SAFEWAY	2032	2077	G.I. JOE'S	2018	2038	BARTELL DRUGS	2013	2018
MILL CREEK (3)	2006	FEE	12.43	113,641	94.7	SAFEWAY	2015	2045	PENNZOIL TEN MINUTE OIL CHANGE	2018
OLYMPIA (3)	2006	FEE	6.71	69,212	73.4	BARNES & NOBLE	2010	2015	PETCO	2013	2023
OLYMPIA (3)	2007	JOINT VENTURE	15.00	167,117	85.7	ALBERTSONS	2013	2043	ROSS DRESS FOR LESS	2010	2015
SEATTLE (3)	2006	GROUND LEASE (2083)	3.22	146,819	87.1	SAFEWAY	2012	2037	PRUDENTIAL NORTHWEST REALTY	2009	2018	BARTELL DRUGS	2012	2022
SILVERDALE (3)	2006	FEE	5.10	67,287	87.7	ROSS DRESS FOR LESS	2016	2026
SILVERDALE (3)	2006	GROUND LEASE (2059)	14.74	170,406	99.3	SAFEWAY	2024	2059	JO-ANN FABRICS	2012	2032	RITE AID	2011	2041
SPOKANE (5)	2005	JOINT VENTURE	8.31	129,785	100.0	BED BATH & BEYOND	2011	2026	ROSS DRESS FOR LESS	2014	2019	RITE AID	2009	2039
TACOMA (3)	2006	FEE	14.50	134,839	99.2	TJ MAXX	2019		GALAXY THEATRES	2009		OFFICE DEPOT	2012
TUKWILA (4)	2003	JOINT VENTURE	45.90	459,071	97.4	THE BON MARCHE	2009	2019	BEST BUY	2016	2031	SPORTS AUTHORITY	2014	2029
VANCOUVER (3)	2006	FEE	6.33	69,790	94.1	SUPERMAX	2016	2026	ACE HARDWARE	2012

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION
WEST VIRGINIA
CHARLES TOWN	1985	FEE	22.00	208,888	99.2	WAL-MART	2017	2047	STAPLES	2016
HUNTINGTON	1991	FEE	19.49	2,400	100.0
SOUTH CHARLESTON	1999	FEE	14.75	148,059	99.3	KROGER	2011	2041	TJ MAXX	2011	2021

CANADA
ALBERTA
BRENTWOOD	2002	JOINT VENTURE	31.2	311,609	95.8	CANADA SAFEWAY	2012	2027	SEARS WHOLE HOME	2010	2020	LINEN N THINGS	2016	2031
GRANDE PRAIRIE III	2002	JOINT VENTURE	6.3	63,413	100.0	MICHAELS	2011	2031	WINNERS (TJ MAXX)	2011	2026	JYSK LINEN	2012	2022
SHAWNESSY CENTRE	2002	JOINT VENTURE	30.6	306,010	100.0	FUTURE SHOP (BEST BUY)	2009	2024	LINEN N THINGS	2015	2025	BUSINESS DEPOT (STAPLES)	2013	2028
SHOPPES @ SHAWNESSEY	2002	JOINT VENTURE	16.3	162,988	100.0	ZELLERS	2011	2096
SOUTH EDMONTON COMMON	2002	JOINT VENTURE	42.9	428,745	100.0	HOME OUTFITTERS	2016	2031	LONDON DRUGS	2020	2057	MICHAELS	2011	2026
BRITISH COLUMBIA
ABBOTSFORD	2002	JOINT VENTURE	22.0	219,688	99.0	ZELLERS	2052	2082	PETSMART	2013	2033	WINNERS (TJ MAXX)	2013	2030
CLEARBROOK	2001	JOINT VENTURE	18.8	188,253	86.5	SAFEWAY	2012	2037	STAPLES	2012	2022
LANGLEY GATE	2002	JOINT VENTURE	15.2	151,802	100.0	SEARS	2013	2018	PETSMART	2014	2039	WINNERS (TJ MAXX)	2012	2017
LANGLEY POWER CENTER	2003	JOINT VENTURE	22.8	228,314	100.0	WINNERS (TJ MAXX)	2012	2027	MICHAELS	2011	2021	FUTURE SHOP (BEST BUY)	2012	2022
MISSION	2001	JOINT VENTURE	27.1	271,462	98.8	OVERWAITEE	2018	2028	FAMOUS PLAYERS	2010	2030	LONDON DRUGS	2019	2046
PRINCE GEORGE	2001	JOINT VENTURE	37.3	372,725	93.0	OVERWAITEE	2018	2028	THE BAY	2013	2083	LONDON DRUGS	2017	2027
PRINCE GEORGE	2008	JOINT VENTURE	7.0	69,821	96.5	BRICK WAREHOUSE	2022
STRAWBERRY HILL	2002	JOINT VENTURE	33.8	337,931	100.0	HOME DEPOT	2016	2041	CINEPLEX ODEON	2014	2024	WINNERS (TJ MAXX)	2010	2025
SURREY	2001	JOINT VENTURE	17.1	170,725	96.5	CANADA SAFEWAY	2011	2061	LONDON DRUGS	2011	2021
TILLICUM	2002	JOINT VENTURE	47.3	472,587	100.0	ZELLERS	2013	2098	SAFEWAY	2023	2053	WINNERS (TJ MAXX)	2013	2023
NOVA SCOTIA
DARTMOUTH	2008	JOINT VENTURE	18.6	186,315	93.1	SOBEY'S	2039
HALIFAX	2008	JOINT VENTURE	13.8	138,094	100.0	WAL-MART	2016	2041
ONTARIO
404 TOWN CENTRE	2002	JOINT VENTURE	24.4	244,379	98.0	ZELLERS	2014	2024	A & P	2012	2027	NATIONAL GYM CLOTHING	2019	2024
BELLEVILLE	2008	JOINT VENTURE	7.2	71,925	95.1	A&P	2014	2039
BOULEVARD CENTRE III	2004	JOINT VENTURE	8.3	82,942	98.3	FOOD BASICS	2025	2055
CHATHAM	2008	JOINT VENTURE	7.1	71,423	91.5	FOOD BASICS	2017	2037
CLARKSON CROSSING	2004	JOINT VENTURE	21.3	213,051	100.0	CANADIAN TIRE	2023	2043	A & P	2023	2048
DONALD PLAZA	2002	JOINT VENTURE	9.1	91,462	95.9	WINNERS (TJ MAXX)	2014	2024
FERGUS	2008	JOINT VENTURE	10.6	105,955	100.0	ZELLERS	2022	2027
GREEN LANE CENTRE	2003	JOINT VENTURE	16.0	160,195	100.0	LINEN N THINGS	2014	2029	MICHAELS	2013	2033	PETSMART	2014	2039
HAWKESBURY	2008	JOINT VENTURE	5.5	54,950	100.0	PRICE CHOPPER	2016	2036
HAWKESBURY	2008	JOINT VENTURE	1.7	17,032	100.0	SHOPPERS DRUG MART	2020	2040
KENDALWOOD	2002	JOINT VENTURE	15.9	158,833	97.7	PRICE CHOPPER	2013	2038	VALUE VILLAGE	2013	2028	SHOPPERS DRUG MART	2011	2021
LEASIDE	2002	JOINT VENTURE	13.3	133,035	100.0	CANADIAN TIRE	2011	2036	FUTURE SHOP (BEST BUY)	2011	2021	PETSMART	2012	2037
LINCOLN FIELDS	2002	JOINT VENTURE	29.0	289,711	83.8	WAL MART	2010	2025	LOEB (GROUND)	2014	2024
LONDON	2008	JOINT VENTURE	9.0	90,212	90.3	TALIZE	2015	2025
MARKETPLACE TORONTO	2002	JOINT VENTURE	17.1	171,088	100.0	WINNERS (TJ MAXX)	2014	2029	MARK'S WORK WEARHOUSE	2015	2025	SEARS APPLIANCE	2015	2025
OTTAWA	2008	JOINT VENTURE	12.7	127,416	100.0	LOEB CANADA INC	2022	2042	BEST BUY	2013	2033	LINEN N THINGS	2014	2029
RIOCAN GRAND PARK	2003	JOINT VENTURE	11.9	118,637	100.0	SHOPPERS DRUG MART	2018	2038	WINNERS (TJ MAXX)	2014	2024	BUSINESS DEPOT (STAPLES)	2011	2021
SCARBOROUGH	2005	JOINT VENTURE	2.3	20,506	100.0	AGINCOURT NISSAN LIMITED	2020
SCARBOROUGH	2005	JOINT VENTURE	1.8	13,433	100.0	MORNINGSIDE NISSAN LIMITED	2020
SHOPPERS WORLD ALBION	2002	JOINT VENTURE	38.0	380,295	100.0	CANADIAN TIRE	2014	2029	FORTINO'S	2010	2030
SHOPPERS WORLD DANFORTH	2002	JOINT VENTURE	32.8	328,298	100.0	ZELLERS	2014	2029	DOMINION	2018	2028	BUSINESS DEPOT (STAPLES)	2015	2030
ST. LAURANT	2002	JOINT VENTURE	12.6	125,984	100.0	ZELLERS	2017	2046	LOEB	2013	2023
SUDBURY	2002	JOINT VENTURE	23.4	234,299	100.0	FAMOUS PLAYERS	2019	2039	BUSINESS DEPOT (STAPLES)	2014	2024	CHAPTERS	2010	2030
SUDBURY	2004	JOINT VENTURE	17.0	169,524	100.0	WINNERS (TJ MAXX)	2015	2030	LINEN N THINGS	2016	2031	MICHAELS	2015	2035
THICKSON RIDGE	2002	JOINT VENTURE	36.3	363,039	100.0	WINNERS (TJ MAXX)	2013	2023	FUTURE SHOP (BEST BUY)	2011	2016	SEARS WHOLE HOME	2012	2022
TORONTO	2007	JOINT VENTURE	0.5	46,986	100.0	TRANSWORLD FINE CARS	2027
WALKER PLACE	2002	JOINT VENTURE	7.0	69,857	100.0	COMMISSO'S	2012	2032
WINDSOR	2007	JOINT VENTURE	6.6	58,147	100.0	PERFORMANCE FORD SALES, INC.	2027
PRINCE EDWARD ISLAND
CHARLOTTETOWN	2002	JOINT VENTURE	39.4	393,656	98.8	ZELLERS	2019	2079	WINNERS (TJ MAXX)	2010	2020	WEST ROYALTY FITNESS	2010	2015
QUEBEC
CHATEAUGUAY	2002	JOINT VENTURE	21.1	211,288	97.0	SUPER C	2013	2028	HART	2015	2025
GATINEAU	2008	JOINT VENTURE	28.4	283,565	98.9	WAL-MART	2015	2035	CANADIAN TIRE	2015	2035	SUPER C	2017	2037
GREENFIELD PARK	2002	JOINT VENTURE	36.4	364,301	80.6	WINNERS (TJ MAXX)	2011	2021	BUREAU EN GROS (STAPLES)	2012	2022	GUZZO CINEMA	2019	2039

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

JACQUES CARTIER	2002	JOINT VENTURE	21.6	216,116	95.2	GUZZO CINEMA	2010	2040	VALUE VILLAGE	2013	2028	IGA	2012	2022
LAVAL	2008	JOINT VENTURE	11.6	116,147	100.0	ZELLERS	2028	2103
BRAZIL
HORTOLANDIA (11)	2008	JOINT VENTURE	13.3	133,000	100.0	MAGAZINE LUIZA	2020
VALINHOS (11)	2008	FEE	12.9	129,000	100.0	RUSSI GROCERY	2021
CHILE
QUILICURA (11)	2008	JOINT VENTURE	0.8	8,000	75.0
SANTIAGO	2007	JOINT VENTURE	2.8	27,715	78.5
SANTIAGO	2007	JOINT VENTURE	5.0	50,492	89.9
SANTIAGO	2007	JOINT VENTURE	1.3	13,487	87.1
SANTIAGO	2007	JOINT VENTURE	0.7	6,684	100.0
SANTIAGO	2008	JOINT VENTURE	2.1	21,086	78.4
SANTIAGO	2008	JOINT VENTURE	0.9	9,045	70.3
SANTIAGO	2008	JOINT VENTURE	9.2	91,572	95.0
SANTIAGO	2008	JOINT VENTURE	3.6	36,177	97.4
SANTIAGO (11)	2008	JOINT VENTURE	2.0	20,000	5.0
VINA DEL MAR (11)	2008	JOINT VENTURE	27.5	275,000	66.5	LIDER	2025	2040	SODIMAC	2025	2040
MEXICO
BAJA CALIFORNIA
MEXICALI	2006	FEE	12.1	121,239	100.0	CINEPOLIS	2020
MEXICALI (11)	2006	JOINT VENTURE	35.2	352,000	73.0	WAL-MART	2022
ROSARITO (11)	2007	JOINT VENTURE	41.4	547,000	70.2	HOME DEPOT	2023		CINEPOLIS	2023		WAL-MART	2022
TIJUANA (11)	2005	JOINT VENTURE	38.7	567,000	86.9	WAL-MART	2021		MM CINEMA	2016		COPELL	2016
TIJUANA (11)	2007	JOINT VENTURE	12.3	193,000	66.3	COMERCIAL MEXICANA	2023
TIJUANA (11)	2007	JOINT VENTURE	50.5	455,000	36.3	WAL-MART	2019		CINEPOLIS	2024
BAJA CALIFORNIA SUR
LOS CABOS (11)	2007	FEE	24.8	684,000	-	US FOODS	2013
CAMPECHE
CIUDAD DEL CARMEN (11)	2007	JOINT VENTURE	24.7	308,000	54.2	CHEDRAUI GROCERY	2024
CHIAPAS
TAPACHULA (11)	2007	FEE	29.7	369,000	33.6	WAL-MART	2024
CHIHUAHUA
JUAREZ	2003	JOINT VENTURE	23.8	238,135	89.4	SORIANA	2023	2038
JUAREZ (11)	2006	JOINT VENTURE	18.6	186,000	75.3	WAL-MART	2027
COAHUILA
CIUDAD ACUNA	2007	FEE	3.2	31,699	95.6	COPPEL	2021
SABINAS	2007	FEE	1.0	10,147	100.0	WALDO'S	2015
SALTILLO (11)	2005	FEE	25.8	445,000	87.2	HEB	2020
SALTILLO PLAZA	2002	JOINT VENTURE	17.3	173,375	97.4	HEB	2042
DURANGO
DURANGO	2007	FEE	1.2	11,911	100.0
GUERRERO
ACAPULCO	2005	FEE	42.1	421,239	96.6	WAL-MART	2019
HIDALGO
PACHUCA (11)	2005	JOINT VENTURE	13.7	202,000	72.3	HOME DEPOT	2021
PACHUCA (11)	2005	FEE	11.2	188,000	78.7	WAL-MART	2024
JALISCO
GUADALAJARA	2005	JOINT VENTURE	13.0	129,705	89.5	WAL-MART	2026
GUADALAJARA	2006	FEE	10.0	99,717	100.0	CINEPOLIS	2019		ZARA	2011
GUADALAJARA (11)	2005	JOINT VENTURE	24.0	654,000	81.0	WAL-MART	2025		CINEPOLIS	2022
GUADALAJARA (11)	2006	FEE	73.2	732,000	29.2	WAL-MART	2021		CINEPOLIS	2024
LAGOS DE MORENO	2007	FEE	1.6	15,645	100.0
PUERTO VALLARTA	2006	JOINT VENTURE	8.8	87,547	98.3	SORIANA	2021

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

MEXICO
HUEHUETOCA	2004	JOINT VENTURE	17.0	170,275	94.0	WAL-MART	2014
HUEHUETOCA (11)	2007	FEE	7.9	126,000	0.0	COPPEL	2023
TECAMAC (11)	2006	JOINT VENTURE	19.8	198,000	74.2	WAL-MART	2023
OJO DE AUGUA (11)	2008	FEE	22.9	229,000	65.5	CHEDRAUI GROCERY	2023
MEXICO CITY
INTERLOMAS	2007	JOINT VENTURE	24.6	246,139	90.6	GAMEWORKS	2011		ZARA	2018
IXTAPALUCA	2007	FEE	1.4	13,702	100.0
MEXICO CITY	2005	FEE	0.7	30,684	100.0
TLALNEPANTLA	2005	JOINT VENTURE	14.7	398,911	95.6	WAL-MART	2026
MORELOS
CUAUTLA (11)	2006	JOINT VENTURE	58.9	589,000	53.8	WAL-MART	2023
NAYARIT
NEUVO VALLARTA (11)	2007	FEE	19.7	301,000	42.9	WAL-MART	2019
NUEVO LEON
ESCOBEDO (11)	2006	JOINT VENTURE	34.7	347,000	69.2	HEB	2042
MONTERREY	2002	JOINT VENTURE	27.3	272,864	98.0	HEB	2042
MONTERREY (11)	2006	FEE	38.1	381,000	78.2	HEB	2047
MONTERREY (11)	2008	FEE	18.3	183,000	37.7	HEB	2029
OAXACA
TUXTEPEC	2005	JOINT VENTURE	9.7	96,919	98.5	WAL-MART	2025
TUXTEPEC (11)	2007	JOINT VENTURE	10.0	136,000	37.5	MM CINEMA	2018
QUERETARO
SAN JUAN DEL RIO (11)	2006	FEE	22.3	223,000	37.7	WAL-MART	2013
QUINTANA ROO
CANCUN	2004	FEE	9.1	91,130	100.0	WAL-MART	2018
CANCUN	2007	FEE	28.4	284,145	92.1	SUBURBIA	2025		CINEPOLIS	2021
CANCUN (11)	2008	FEE	25.0	250,000	52.0	CHEDRAUI GROCERY	2023
SAN LUIS POTOSI
SAN LUIS	2004	JOINT VENTURE	12.1	121,334	97.8	HEB	2019
SONORA
LOS MOCHIS (11)	2007	FEE	9.9	152,000	67.1	WAL-MART	2018
HERMOSILLO (11)	2008	FEE	9.9	379,000	37.7	SEARS	2020	2050
TAMAULIPAS
ALTAMIRA	2007	FEE	2.4	24,479	100.0	FAMSA	2020
MATAMOROS	2007	FEE	15.4	153,774	97.3	CINEPOLIS	2014		GIGANTE	2009		OFFICE DEPOT	2015
MATAMOROS	2007	FEE	1.1	10,900	100.0	WALDOS	2012
MATAMOROS	2007	FEE	1.1	10,835	100.0	WALDOS	2012
NUEVO LAREDO	2007	FEE	0.9	8,565	100.0
NUEVO LAREDO	2007	FEE	1.1	10,760	100.0	WALDOS	2012
NUEVO LAREDO (11)	2006	FEE	44.2	442,000	75.1	WAL-MART	2022	2047	HOME DEPOT	2028	2043	CINEPOLIS	2023
REYNOSA	2004	JOINT VENTURE	38.0	380,036	96.9	HEB	2029
REYNOSA	2007	FEE	11.5	115,093	100.0	GIGANTE	2012
REYNOSA	2007	FEE	1.0	9,684	100.0
REYNOSA	2007	FEE	1.8	17,603	91.9	WALDOS	2012
RIO BRAVO	2007	FEE	1.0	9,673	100.0
RIO BRAVO (11)	2008	FEE	22.0	220,000	41.8	HEB	2028
TAMPICO	2007	FEE	1.6	16,162	100.0
VERACRUZ
MINATITLAN	2007	FEE	2.0	19,847	100.0	WALDOS	2016
PERU
LIMA (11)	2008	FEE	0.9	9,000

TOTAL 946 SHOPPING CENTER PROPERTY INTERESTS			14,784	141,114,254

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

OTHER PROPERTY INTERESTS
US PREFERRED EQUITY INVESTMENTS (RETAIL ASSETS ONLY)

ALASKA
ANCHORAGE (12)	2006	JOINT VENTURE	5.86	84,463	90.2	BED, BATH & BEYOND	2018	2038
ARIZONA
TUSCON	2006	JOINT VENTURE	57.30	504,010	93.2	LOEWS/CINEPLEX ODEON	2017	2037	BARNES & NOBLE	2012	2022	ROSS STORES INC	2013	2028
CALIFORNIA
CHATSWORTH	2003	JOINT VENTURE	6.80	75,875	100.0	KAHOOTS	2014	2024	SMART & FINAL	2014	2034	TRADER JOE'S COMPANY	2014	2029
HAWTHORNE	2004	JOINT VENTURE	-	21,507	100.0	OFFICE DEPOT	2019	2038
MALIBU	2007	JOINT VENTURE	1.86	22,279	87.6
MALIBU	2007	JOINT VENTURE	1.25	15,148	91.8
FLORIDA
APOPKA	2007	JOINT VENTURE	7.90	71,615	100.0	WINN DIXIE	2013	2038
AUBURNDALE	2006	JOINT VENTURE	4.00	10,000	54.4
BRANDON	2006	JOINT VENTURE	1.69	10,000	0.0
CLEARWATER	2004	JOINT VENTURE	8.38	84,441	97.0	KASH N KARRY	2014	2034	WALGREEN'S	2014
CLEARWATER (12)	2007	JOINT VENTURE	3.13	31,729	0.0
DELRAY BEACH (12)	2007	JOINT VENTURE	18.00	118,175	78.3	PUBLIX SUPERMARKETS, INC.	2011	2021	DELRAY SQUARE CINEMAS INC.	2011	2011
DELTONA	2004	JOINT VENTURE	7.00	80,567	91.0	WINN DIXIE	2014	2029	PET SUPERMARKET	2009	2024
JACKSONVILLE	2006	JOINT VENTURE	1.50	-	0.0
LAKE WALES	2007	JOINT VENTURE	0.83	-	0.0
LOXAHATCHEE	2003	JOINT VENTURE	8.50	75,194	96.8	WINN DIXIE	2019	2054
MIAMI	2004	JOINT VENTURE	49.97	651,011	94.0	HOME DEPOT	2028	2058	TIGER DIRECT	2010	2020	AMC CINEMA	2009
PEMBROKE PINES	2008	JOINT VENTURE	29.20	273,459	92.2	SEDANO'S	2014	2034	NAVARRO'S PHARMACY	2010	2025	TIGER DIRECT	2019	2034
SARASOTA	2005	JOINT VENTURE	12.56	148,348	95.2	OFFICE DEPOT	2015	2025	PETSMART	2013	2033	JO-ANN FABRIC	2013	2018
SPRING HILL	2003	JOINT VENTURE	7.34	69,917	95.3	WINN DIXIE	2010	2035
TAMPA	2004	JOINT VENTURE	11.40	100,538	89.0	KASH N KARRY	2015	2035	US POSTAL SERVICE	2010
WELLINGTON	2002	JOINT VENTURE	18.70	171,955	91.8	ACE HARDWARE	2018	2033	BEALL'S	2018	2033	WALGREEN'S	2029
GEORGIA
MOULTRIE	2006	JOINT VENTURE	22.37	196,589	94.5	WAL MART	2017	2047
ILLINOIS
LANSING	2005	JOINT VENTURE	52.80	320,339	87.9	WAL-MART	2020	2070	OFFICE DEPOT	2012	2037	CITI TRENDS INC	2011	2020
IOWA
WEST DES MOINES	2006	JOINT VENTURE	7.60	44,123	100.0
KENTUCKY
LOUISVILLE	2006	JOINT VENTURE	36.31	151,369	100.0	TOYS R US	2011	2046	TJ MAXX	2011	2021	GOODY'S	2014	2029
LOUISIANA
LAFAYETTE	2007	JOINT VENTURE	12.93	29,405	75.3
LAKE CHARLES	2007	JOINT VENTURE	17.28	126,601	99.1	MARSHALL'S	2012	2027	ROSS STORES INC	2014	2029	BED, BATH & BEYOND	2014	2034
SHREVEPORT	2005	JOINT VENTURE	18.40	93,669	100.0	OFFICE MAX	2012	2032	BARNES & NOBLE	2013	2028	OLD NAVY	2012	2012
SHREVEPORT	2006	JOINT VENTURE	8.40	78,591	95.5	MICHAELS	2014	2034	DOLLAR TREE	2010	2025
MASSACHUSETTS
HAVERHILL	2006	JOINT VENTURE	6.94	63,203	94.8
MISSISSIPPI
RIDGELAND	2005	JOINT VENTURE	3.35	41,759	91.9
RIDGELAND	2005	JOINT VENTURE	3.75	61,753	96.9	PARTY CITY	2014	2019
RIDGELAND	2005	JOINT VENTURE	6.01	81,626	100.0	ACADEMY SPORTS	2019	2029
NEW HAMPSHIRE
LANCASTER	2006	JOINT VENTURE	10.80	50,080	100.0	SHAW'S SUPERMARKET	2018	2048
LITTLETON	2006	JOINT VENTURE	43.00	34,583	100.0	STAPLES	2015	2020
NEWPORT	2006	JOINT VENTURE	20.00	116,828	94.5	OCEAN STATE JOB LOT	2011	2031	SHAW'S SUPERMARKET	2015	2031
WOODSVILLE	2006	JOINT VENTURE	1.74	11,180	100.0	RITE AID	2017	2042
WOODSVILLE	2006	JOINT VENTURE	3.50	39,000	100.0	SHAW'S SUPERMARKET	2015	2030
NEW JERSEY
WHITING	2007	JOINT VENTURE	26.70	95,848	98.9	STOP 'N SHOP	2026	2046
NEW YORK
PORT JEFFERSON STATION	2007	JOINT VENTURE	7.00	65,083	95.1	GIUNTA'S MEAT FARM SUPERMARKET	2016	2016

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

TENNESSEE
COOKEVILLE	2007	JOINT VENTURE	37.64	211,483	97.6	FOOD LION	2028	2048	GOODY'S	2013	2023	TJ MAXX	2014	2034
TEXAS
AUSTIN	2006	JOINT VENTURE	19.75	207,614	100.0	ACADEMY SPORTS	2012	2022	PACIFIC RESOURCES ASSOCIATION	2011	2031	GOLD'S TEXAS HOLDINGS, L.P.	2012	2022
AUSTIN	2006	JOINT VENTURE	10.94	131,039	95.0	24 HOUR FITNESS	2024	2034	GAITTLAND	2011	2026	DOLLAR TREE	2011	2025
AUSTIN	2004	JOINT VENTURE	19.99	97,784	90.2	OSHMAN'S	2014	2029	BED BATH & BEYOND	2014	2029
AUSTIN	2005	JOINT VENTURE	15.61	178,700	79.0	GOLD'S TEXAS HOLDINGS, L.P.	2014	2019	MONARCH EVENTS	2017	2027	HEB GROCERY COMPANY, LP	2009	2011
AUSTIN	2006	JOINT VENTURE	4.15	40,000	100.0	DAVE AND BUSTERS	2019	2034
AUSTIN	2006	JOINT VENTURE	10.20	88,829	100.0	BARNES & NOBLE	2014	2029	PETCO	2011	2021
AUSTIN	2006	JOINT VENTURE	4.78	54,651	100.0	CONN'S ELECTRIC	2010	2020
CARROLLTON	2006	JOINT VENTURE	1.97	18,740	80.7
GEORGETOWN	2005	JOINT VENTURE	12.13	117,018	91.6	DOLLAR TREE	2010	2025	CVS	2014	2019	GEORGETOWN FITNESS	2011	2011
KILLEEN (11)	2006	JOINT VENTURE	3.00	14,576	100.0
LAKE JACKSON (11)	2006	JOINT VENTURE	8.00	26,157	100.0
RICHARDSON	2007	JOINT VENTURE	4.80	52,039	79.7
SAN ANTONIO	2003	JOINT VENTURE	8.10	103,123	99.0
SAN MARCOS	2005	JOINT VENTURE	16.99	185,092	100.0	HOBBY LOBBY	2013	2023	HASTINGS ENTERTAINMENT INC	2009	2019	TRACTOR SUPPLY COMPANY	2013	2013
SOUTHLAKE	2005	JOINT VENTURE	15.07	132,609	94.0	HOBBY LOBBY	2021	2031

CANADA PREFERRED EQUITY INVESTMENTS (RETAIL ASSETS ONLY)
ALBERTA
CALGARY	2005	JOINT VENTURE	0.27	6,308	100.0
CALGARY	2004	JOINT VENTURE	9.01	172,021	96.0	WINNERS APPAREL LTD.	2012	2022	THE HOUSE OF TOOLS	2010	2015	DOLLAR GIANT STORE	2016	2026
CALGARY	2004	JOINT VENTURE	10.00	127,598	98.8	BEST BUY CANADA LTD.	2009	2034	WINNERS MERCHANTS INT. LP	2014	2025	NOVA SCOTIA COMPANY	2015	2035
EDMONTON (12)	2007	JOINT VENTURE	17.90	101,997	94.4	LONDON DRUGS LTD.	2015	2035
HINTON	2004	JOINT VENTURE	18.51	137,735	90.7	WAL-MART CANADA CORP.	2011	2036	CANADA SAFEWAY	2010	2045
LETHBRIDGE	2005	JOINT VENTURE	0.32	7,226	66.4
LETHBRIDGE	2005	JOINT VENTURE	0.22	4,000	100.0
LETHBRIDGE	2006	JOINT VENTURE	25.61	370,525	96.4	ZELLERS	2023	2078	CANADIAN TIRE	2009	2029	SAVE ON FOOD & DRUGS	2011	2031
BRITISH COLUMBIA
100 MILE HOUSE	2004	JOINT VENTURE	7.19	69,051	97.7	SAVE ON FOOD & DRUGS	2015	2035	D & W MANAGEMENT	2013	2018
BURNABY	2005	JOINT VENTURE	0.57	8,788	100.0
COURTENAY	2005	JOINT VENTURE	0.29	4,024	100.0
GIBSONS	2004	JOINT VENTURE	10.26	141,393	78.1	LONDON DRUGS LTD.	2021	2031	SUPER VALU	2012	2012	CHEVRON CANADA LTD.	2017	2022
KAMLOOPS (11)	2005	JOINT VENTURE	9.71	106,687	100.0	WINNERS	2016	2031	JYSK	2016	2034	BANK OF MONTREAL	2017	2032
LANGLEY	2004	JOINT VENTURE	7.58	34,832	100.0
PORT ALBERNI	2004	JOINT VENTURE	2.46	32,877	100.0	BUY-LOW FOODS	2012	2027
PRINCE GEORGE	2004	JOINT VENTURE	8.00	83,405	100.0	SAVE ON FOOD & DRUGS	2011	2033	SHOPPERS REALTY INC.	2014	2044
SURREY	2004	JOINT VENTURE	8.00	104,191	98.6	SAFEWAY STORE #184	2012	2033	NEW HOLLYWOOD THEATRE	2013	2023
TRAIL	2004	JOINT VENTURE	15.90	181,291	92.3	ZELLERS	2009	2019	EXTRA FOODS	2014	2044
VANCOUVER	2004	JOINT VENTURE	2.97	35,954	94.5
WESTBANK	2004	JOINT VENTURE	9.66	111,431	96.9	SAVE ON FOOD & DRUGS	2017	2037	SHOPPER'S DRUGMART	2015	2045	G&G HARDWARE	2011	2021
WESTBANK (11)	2006	JOINT VENTURE	25.92	15,730	100.0	STAPLES	2022	2037
MANITOBA
WINNIPEG	2005	JOINT VENTURE	0.39	4,200	100.0
NEW BRUNSWICK
FREDERICTON	2005	JOINT VENTURE	0.60	6,742	100.0
MONCTON	2005	JOINT VENTURE	0.36	4,655	0.0
NEWFOUNDLAND
ST. JOHN'S	2006	JOINT VENTURE	25.80	429,297	73.1	LABELS	2018	2027	CONVERGYS CALL CENTRE	2016	2019	GOODLIFE FITNESS CENTRES	2018	2027
ONTARIO
BARRIE	2005	JOINT VENTURE	1.10	4,748	100.0
BARRIE	2005	JOINT VENTURE	1.62	1,680	100.0
BARRIE	2005	JOINT VENTURE	1.62	6,897	63.9
BRANTFORD	2005	JOINT VENTURE	0.84	12,894	58.0
BURLINGTON	2005	JOINT VENTURE	0.76	9,126	100.0
CAMBRIDGE	2005	JOINT VENTURE	1.28	15,730	97.1
CORNWALL	2005	JOINT VENTURE	0.26	4,000	100.0
GUELPH	2005	JOINT VENTURE	0.79	3,600	100.0

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

HAMILTON	2005	JOINT VENTURE	0.28	6,500	0.0
HAMILTON	2005	JOINT VENTURE	0.54	10,441	81.7
HAMILTON	2005	JOINT VENTURE	0.30	4,125	100.0
KITCHENER	2006	JOINT VENTURE	2.00	13,450	100.0	VALUE VILLAGE	2011	2026
KITCHENER	2006	JOINT VENTURE	5.00	66,460	93.6	SOBEY'S	2012	2037
LONDON	2005	JOINT VENTURE	0.41	8,152	100.0
LONDON	2005	JOINT VENTURE	0.56	5,700	100.0
LONDON	2004	JOINT VENTURE	6.94	86,612	98.7	EMPIRE THEATRES	2015	2035
MILTON (11)	2007	JOINT VENTURE	36.48	-	0.0
MISSISSAUGA	2005	JOINT VENTURE	1.75	31,091	100.0	ESTATE HARDWOOD	2010	2015
NORTH BAY	2005	JOINT VENTURE	0.50	6,666	100.0
OTTAWA	2005	JOINT VENTURE	0.27	4,448	100.0
OTTAWA	2007	JOINT VENTURE	1.48	26,331	68.3
OTTAWA	2007	JOINT VENTURE	4.95	46,400	90.0
OTTAWA	2007	JOINT VENTURE	2.60	39,840	100.0	ORMES FURNITURE	2010	2015
OTTAWA	2007	JOINT VENTURE	9.10	3,400	100.0
OTTAWA	2007	JOINT VENTURE	0.56	11,133	68.6
OTTAWA	2007	JOINT VENTURE	2.67	31,001	100.0	LOEB CANADA INC	2012	2027
OTTAWA	2007	JOINT VENTURE	1.10	12,287	100.0
OTTAWA	2007	JOINT VENTURE	0.15	11,265	100.0
ST. CATHERINES	2005	JOINT VENTURE	3.02	38,934	100.0
ST. CATHERINES	2005	JOINT VENTURE	0.34	5,418	100.0
ST. THOMAS	2005	JOINT VENTURE	0.24	3,595	100.0
SUDBURY	2005	JOINT VENTURE	0.62	9,643	42.8
SUDBURY	2006	JOINT VENTURE	5.36	40,128	100.0	PRICE CHOPPER	2012	2022	LIQUIDATION WORLD	2012	2012
WATERLOO	2005	JOINT VENTURE	0.59	5,274	100.0
WATERLOO (11)	2005	JOINT VENTURE	10.00	18,380	100.0	SHOPPER'S DRUG MART	2022	2037
QUEBEC
ALMA	2004	JOINT VENTURE	36.08	323,641	91.1	ZELLERS	2009	2094	SEARS	2011	2026	IGA (COOP DES CONSUMMAT)	2015	2035
CHANDLER	2004	JOINT VENTURE	20.08	114,078	93.0	HART STORES	2009	2024	MCDONALD'S	2015	2025	METRO	2010	2020
GASPE	2004	JOINT VENTURE	15.21	152,285	99.7	CANADIAN TIRE	2021	2046	SOBEYS STORES LTD	2015	2030	HART STORES	2011	2021
JONQUIERE	2004	JOINT VENTURE	25.24	247,404	94.1	ZELLERS	2009	2094	SUPER C GROCERIES	2009	2020	ROSSY	2016	2019
LAMALBAIE	2006	JOINT VENTURE	9.24	118,593	91.8	HART STORES	2010	2010	METRO RICHELIEU	2016	2026	CANADIAN TIRE	2013	2013
LAURIER STATION	2006	JOINT VENTURE	3.20	36,366	94.3
MONTREAL (11)	2006	JOINT VENTURE	232.00	447,135	100.0	ZELLERS	2021	2056	THE BRICK	2026	2036	TOYS R US	2021	2041
ROBERVAL	2004	JOINT VENTURE	3.68	127,251	99.4	IGA	2021	2046	ROSSY	2010	2015
SAGUENAY	2004	JOINT VENTURE	13.52	284,620	94.3	ZELLERS	2013	2013	WINNERS	2011	2026	L'AUBAINERIE CONCEPT MODE	2016	2026
ST. AUGUSTIN-DE-DESMAURES	2006	JOINT VENTURE	4.72	52,565	98.3	PROVIGO	2009	2024
ST. JEROME	2007	JOINT VENTURE	5.96	82,391	100.0	MAXI (PROVIGO)	2012	2022	PHARMACIE BRUNET	2013	2023	DOLLARAMA	2009
STE. EUSTACHE	2005	JOINT VENTURE	6.62	51,195	100.0	MAXI (PROVIGO)	2022	2027
STE. EUSTACHE	2005	JOINT VENTURE	2.39	26,694	87.1
VICTORIAVILLE	2008	JOINT VENTURE	30.79	207,143	85.3	CANADIAN TIRE	2015	2035	METRO	2023	JEAN DEPOT	2009

TOTAL 131 PREFERRED EQUITY INTERESTS (RETAIL ASSETS ONLY)	1,497	11,159,982

OTHER REAL ESTATEMENT INVESTMENTS

RETAIL STORE LEASES (13)	1995/ 1997	LEASEHOLD	-	1,468,000	95.9

AI PORTFOLIO (VARIOUS CITIES)	2005	JOINT VENTURE	206.49	9,013,450	87.0
NON-RETAIL 259 ASSETS	VARIOUS	VARIOUS	252.45	11,019,605	100.0
OTHER 36 PROPERTY INTERESTS	VARIOUS	VARIOUS	34.83	1,520,285	100.0

GRAND TOTAL 1487 PROPERTY INTERESTS	16,774.97	175,295,576	(14)

(1)	PERCENT LEASED INFORMATION AS OF DECEMBER 31, 2008 OR DATE OF ACQUISITION IF ACQUIRED SUBSEQUENT TO DECEMBER 31, 2008.
(2)

THE TERM "JOINT VENTURE" INDICATES THAT THE COMPANY OWNS THE PROPERTY IN CONJUNCTION WITH ONE OR MORE JOINT VENTURE PARTNERS.  THE DATE INDICATED  IS THE EXPIRATION DATE OF ANY GROUND LEASE AFTER GIVING AFFECT TO ALL RENEWAL PERIODS.

(3)	DENOTES PROPERTY INTEREST IN KIMPRU.
(4)	DENOTES PROPERTY INTEREST IN KIMCO INCOME REIT ("KIR").
(5)	DENOTES PROPERTY INTEREST IN UBS.
(6)	DENOTES PROPERTY INTEREST IN PL REALTY LLC.
(7)	DENOTES PROPERTY INTEREST IN KIMCO INCOME FUND I.
(8)	DENOTES PROPERTY INTEREST IN KIMCO RETAIL OPPORTUNITY PORTFOLIO ("KROP").
(9)	DENOTES PROPERTY INTEREST IN OTHER INSTITUTIONAL PROGRAMS.
(10)	DENOTES PROPERTY INTEREST IN SEB IMMOBILIEN
(11)

DENOTES GROUND-UP DEVELOPMENT PROJECT. THIS INCLUDES PROPERTIES THAT ARE CURRENTLY UNDER CONSTRUCTION, COMPLETED PROJECTS AWAITING STABILIZATION AND OR AVAILABLE FOR SALE.  THE SQUARE FOOTAGE SHOWN REPRESENTS THE COMPLETED LEASEABLE AREA AND AREA HELD AVAILABLE FOR SALE.

(12)	DENOTES REDEVELOPMENT PROJECT.
(13)	THE COMPANY HOLDS INTERESTS IN 19 RETAIL STORE LEASES RELATED TO THE ANCHOR STORE PREMISES IN NEIGHBORHOOD AND COMMUNITY SHOPPING CENTERS.
(14)

DOES NOT INCLUDE 29 FNC REALTY PROPERTIES COMPRISED OF 559K SQUARE FEET, 49 NEWKIRK PROPERTIES CONSISTING OF 2.5 MILLION SQUARE FEET,  402 NET LEASED PROPERTIES WITH 2.3 MILLION SQUARE FEET AND 1.6 MILLION SQUARE FEET OF PROJECTED LEASEABLE AREA RELATED TO PREFERRED EQUITY GROUND-UP DEVELOPMENT PROJECTS.

Executive Officers of the Registrant

The following table sets forth information with respect to the executive officers of the Company as of February 26, 2009.

Name	Age	Position	Since

Milton Cooper	79	Chairman of the Board of Directors and	1991
		Chief Executive Officer

David B. Henry	59	President,	2008
		Vice Chairman of the Board of Directors and Chief Investment Officer	2001

David Lukes	39	Chief Operating Officer	2008

Michael V. Pappagallo	49	Chief Administrative Officer	2008
		Executive Vice President -	2005
		Chief Financial Officer	1997

Glenn G. Cohen	45	Senior Vice President - Chief Accounting Officer	2008
		Treasurer	1997

David Lukes has been with the Company since 2002.  Prior to his promotion to Chief Operating Officer, Mr. Lukes had been Executive Vice President, through which he was responsible for the financial performance of the redevelopment program in the Northeast and Westcoast since August 2006.  Prior to this role, he served as Vice President of Leasing, primarily responsible for leasing efforts within the Company’s redevelopment portfolio.

The executive officers of the Company serve in their respective capacities for approximately one-year terms and are subject to re-election by the Board of Directors, generally at the time of the Annual Meeting of the Board of Directors following the Annual Meeting of Stockholders.

PART II

Item 5.  Market for the Registrant's Common Equity, Related Shareholder

Matters and Issuer Purchases of Equity Securities

Market Information  The following sets forth the common stock offerings completed by the Company during the three-year period ended December 31, 2008.  The Company’s common stock (“Common Stock”) was sold for cash at the following offering price per share:

Offering Date	Offering Price

March 2006	$40.80
September 2008	$37.10

In connection with the March 2006 Atlantic Realty Trust ("Atlantic Realty") merger, the Company issued Atlantic Realty shareholders 1,274,420 shares of Common Stock, excluding 201,930 shares of Common Stock that were to be received by the Company and 546,580 shares of Common Stock that were to be received by the Company’s wholly owned TRS. During December 2008, the Company purchased the 546,580 shares from its TRS for a purchase price of $17.69 per share. The 546,580 shares had a carry-over basis from the Atlantic Realty share price of $17.10 per share.  This purchase was not in connection with a publicly announced plan or program.

The table below sets forth, for the quarterly periods indicated, the high and low sales prices per share reported on the NYSE Composite Tape and declared dividends per share for the Company’s common stock.  The Company’s common stock is traded on the New York Stock Exchange under the trading symbol "KIM".

	Stock Price
Period	High	Low	Dividends

2007:
First Quarter	$53.60	$43.59	$0.36
Second Quarter	$50.36	$36.92	$0.36
Third Quarter	$47.58	$33.74	$0.40
Fourth Quarter	$47.69	$34.74	$0.40 (a)

2008:
First Quarter	$40.18	$29.00	$0.40
Second Quarter	$42.30	$34.20	$0.40
Third Quarter	$47.80	$29.54	$0.44
Fourth Quarter	$37.06	$9.56	$0.44 (b)

(a) Paid on January 15, 2008, to stockholders of record on January 2, 2008.

(b) Paid on January 15, 2009, to stockholders of record on January 2, 2009.

Holders  The number of holders of record of the Company's common stock, par value $0.01 per share, was 3,492 as of January 30, 2009.

Dividends  Since the IPO, the Company has paid regular quarterly dividends to its stockholders. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will be at the discretion of the Board of Directors and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as they monitor sources of capital and evaluate the impact of the economy on operating fundamentals.  The Company is required by the Internal Revenue Code of 1986, as amended, to distribute at least 90% of its REIT taxable income. The actual cash flow available to pay dividends will be affected by a number of factors, including the revenues received from rental properties, the operating expenses of the Company, the interest expense on its borrowings, the ability of lessees to meet their obligations to the Company, the ability to refinance near-term debt maturities and any unanticipated capital expenditures.

The Company has determined that the $1.64 dividend per common share paid during 2008 represented 69% ordinary income, 19% in capital gains and a 12% return of capital to its stockholders.  The $1.48 dividend per common share paid during 2007 represented 56% ordinary income, 35% in capital gains and a 9% return of capital to its stockholders.

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

Total Stockholder Return Performance  The following performance chart compares, over the five years ended December 31, 2008, the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the S&P 500 Index and the cumulative total return of the NAREIT Equity REIT Total Return Index (the "NAREIT Equity Index") prepared and published by the National Association of Real Estate Investment Trusts ("NAREIT").  Equity real estate investment trusts are defined as those which derive more than 75% of their income from equity investments in real estate assets.  The NAREIT Equity Index includes all tax qualified equity real estate investment trusts listed on the New York Stock Exchange, American Stock Exchange or the NASDAQ National Market System.  Stockholder return performance, presented quarterly for the five years ended December 31, 2008, is not necessarily indicative of future results.  All stockholder return performance assumes the reinvestment of dividends.  The information in this paragraph and the following performance chart are deemed to be furnished, not filed.

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

	Year ended December 31, (2) (8)
	2008	2007	2006	2005	2004
	(in thousands, except per share information)
Operating Data:
Revenues from rental property (1)	$758,704	$674,534	$580,551	$494,467	$482,248
Interest expense (3)	$212,591	$213,086	$170,079	$125,825	$105,411
Depreciation and amortization (3)	$204,310	$188,063	$137,820	$99,072	$93,684
Gain on sale of development properties (4)	$36,565	$40,099	$37,276	$33,636	$16,835
Gain on transfer/sale of operating properties, net (3)	$1,782	$2,708	$2,460	$2,833	$-
Benefit for income taxes (5)	$12,974	$30,346	$-	$-	$-
Provision for income taxes (6)	$-	$-	$17,253	$10,989	$8,320
Impairment Charges (4)	$145,918	$13,796	$-	$-	$-
Income from continuing operations (7)	$225,186	$358,991	$342,790	$321,646	$270,692
Income per common share, from continuing operations:
Basic	$0.69	$1.35	$1.38	$1.37	$1.16
Diluted	$0.69	$1.32	$1.35	$1.34	$1.14
Weighted average number of shares of common stock:
Basic	257,811	252,129	239,552	226,641	222,859
Diluted	258,843	257,058	244,615	230,868	227,143
Cash dividends declared per common share	$1.68	$1.52	$1.38	$1.27	$1.16

	December 31,
	2008	2007	2006	2005	2004

Balance Sheet Data:
Real estate, before accumulated depreciation	$7,818,916	$7,325,035	$6,001,319	$4,560,406	$4,092,222
Total assets	$9,397,147	$9,097,816	$7,869,280	$5,534,636	$4,749,597
Total debt	$4,556,646	$4,216,415	$3,587,243	$2,691,196	$2,118,622
Total stockholders' equity	$3,975,346	$3,894,574	$3,366,959	$2,387,214	$2,236,400

Cash flow provided by operations	$567,599	$665,989	$455,569	$410,797	$365,176
Cash flow used for investing activities	$(781,350)	$(1,507,611)	$(246,221)	$(716,015)	$(299,597)
Cash flow provided by (used for) financing activities	$262,429	$584,056	$59,444	$343,271	$(75,647)

(1)

Does not include (i) revenues from rental property relating to unconsolidated joint ventures, (ii) revenues relating to the investment in retail stores leases and (iii) revenues from properties included in discontinued operations.

(2)

All years have been adjusted to reflect the impact of operating properties sold during the  years ended December 31, 2008, 2007, 2006, 2005 and 2004  and properties classified as held for sale as of December 31, 2008, which are reflected in discontinued operations in the Consolidated Statements of Income.

(3)

Does not include amounts reflected in discontinued operations.

(4)

Amounts exclude effect for income taxes

(5)

Does not include amounts reflected in discontinued operations and extraordinary gain.  Amounts include income taxes related to gain on sale of development properties, gain on transfer/sale of operating properties and impairments.

(6)

Amounts include income taxes related to gain on sale of development properties and gain on transfer/sale of operating properties.

(7)

Amounts include gain on transfer/sale of operating properties, net of tax.

(8)

As of August 23, 2005, the Company effected a two-for-one split (the "Stock Split") of the Company’s common stock in the form of a stock dividend paid to stockholders of record on August 8, 2005.  All common share and per common share data has been adjusted to reflect this Stock Split.

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

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers.  As of December 31, 2008, the Company had interests in 1,950 properties, totaling approximately 182.2 million square feet of GLA located in 45 states, Puerto Rico, Canada, Mexico, Chile, Brazil and Peru.

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

In addition, the Company continues to capitalize on its established expertise in retail real estate by establishing other ventures in which the Company owns a smaller equity interest and provides management, leasing and operational support for those properties.  The Company also provides preferred equity capital for real estate entrepreneurs and provides real estate capital and advisory services to both healthy and distressed retailers.  The Company has made selective investments in secondary market opportunities where a security or other investment was, in management’s judgment, priced below the value of the underlying assets. However, these investments are subject to volatility within the equity and debt markets.

The Company’s strategy is to maintain a strong balance sheet providing it the necessary flexibility to invest opportunistically and selectively, primarily focusing on neighborhood and community shopping centers.

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results.  Although the credit environment has become much more constrained since the third quarter of 2008, the Company continues to pursue opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks.  The Company has noticed a trend that the approval process from lenders has slowed, while pricing and loan-to-value ratios remain dependent on specific deal terms, in general, spreads are higher and loan-to-values are lower, but the lenders are continuing to complete financing agreements.  Moreover, the Company continues to assess 2009 and beyond to ensure the Company is prepared if the current credit market dislocation continues.

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

The decline in market conditions has also had a negative effect on real estate transactional activity as it relates to the acquisition and sale of real estate assets. The Company believes that the lack of real estate transactions will continue throughout 2009 which will curtail the Company’s growth in the near term.

Critical Accounting Policies

The Consolidated Financial Statements of the Company include the accounts of the Company, its wholly-owned subsidiaries and all entities in which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity in accordance with the provisions and guidance of Interpretation No. 46 (R), Consolidation of Variable Interest Entities, or meets certain criteria of a sole general partner or managing member in accordance with Emerging Issues Task Force ("EITF") Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights ("EITF 04-5").  The Company applies these provisions to each of its joint venture investments to determine whether the cost, equity or consolidation method of accounting is appropriate.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related notes.  In preparing these financial statements, management has made its best estimates and assumptions that affect the reported amounts of assets and liabilities.  These estimates are based on, but not limited to, historical results, industry standards and current economic conditions, giving due consideration to materiality.  The most significant assumptions and estimates relate to revenue recognition and the recoverability of trade accounts receivable, depreciable lives, valuation of real estate and intangible assets and liabilities, valuation of joint venture investments, marketable securities and other investments and realizability of deferred tax assets. Application of these assumptions requires the exercise of judgment as to future uncertainties, and, as a result, actual results could materially differ from these estimates.

The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties, investments in joint ventures, marketable securities and other investments.  The Company’s reported net income is directly affected by management’s estimate of impairments and/or valuation allowances.

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

On a continuous basis, management assesses whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired.  A property value is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and without interest charges) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the carrying value of the property would be adjusted to an amount to reflect the estimated fair value of the property.

When a real estate asset is identified by management as held-for-sale, the Company ceases depreciation of the asset and estimates the sales price of such asset net of selling costs.  If, in management’s opinion, the net sales price of the asset is less than the net book value of such asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property.

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not control, these entities.  These investments are recorded initially at cost and are subsequently adjusted for cash contributions and distributions.  Earnings for each investment are recognized in accordance with each respective investment agreement and, where applicable, are based upon an allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

The Company’s joint ventures and other real estate investments primarily consist of co-investments with institutional and other joint venture partners in neighborhood and community shopping center properties, consistent with its core business.  These joint ventures typically obtain non-recourse third-party financing on their property investments, thus contractually limiting the Company’s exposure to losses to the amount of its equity investment, and, due to the lender’s exposure to losses, a lender typically will require a minimum level of equity in order to mitigate its risk.  The Company’s exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments.  The Company, on a selective basis, obtains unsecured financing for certain joint ventures.  These unsecured financings are guaranteed by the Company with guarantees from the joint venture partners for their proportionate amounts of any guaranty payment the Company is obligated to make.

On a continuous basis, management assesses whether there are any indicators, including property operating performance and general market conditions, that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other-than-temporary.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.

The Company’s estimated fair values are based upon a discounted cash flow model for each specific property that includes all estimated cash inflows and outflows over a specified holding period. Capitalization rates and discount rates utilized in these models are based upon rates that the Company believes to be within a reasonable range of current market rates for each respective property.

Marketable Securities

The Company classifies its existing marketable equity securities as available-for-sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are carried at fair market value with unrealized gains and losses reported in stockholders’ equity as a component of Accumulated other comprehensive income (“OCI”). Gains or losses on securities sold are based on the specific identification method.

All debt securities are generally classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Debt securities which contain conversion features are generally classified as available-for-sale.

On a continuous basis, management assesses whether there are any indicators that the value of the Company’s marketable securities may be impaired. A marketable security is impaired if the fair value of the security is less than the carrying value of the security and such difference is deemed to be other-than-temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the security over the estimated fair value in the security.

Results of Operations

Comparison 2008 to 2007

	2008	2007	Increase/ (Decrease)	% change
	(all amounts in millions)
Revenues from rental property (1)	$758.7	$674.5	$84.2	12.5%

Rental property expenses: (2)
Rent	$13.4	$12.1	$1.3	10.7%
Real estate taxes	98.0	82.5	15.5	18.8%
Operating and maintenance	104.7	89.1	15.6	17.5%
	$216.1	$183.7	$32.4	17.6%

Depreciation and amortization (3)	$204.3	$188.1	$16.2	8.6%

(1)

Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2008 and 2007, providing incremental revenues of approximately $54.2 million,(ii) the completion of certain development and redevelopment projects and tenant buyouts providing incremental revenues of approximately $34.1 million for the year ended 2008 as compared to the corresponding period in 2007, partially offset by (iii) a decrease in revenues of approximately $4.1 million for the year ended December 31, 2008, as compared to the corresponding period in 2007, primarily resulting from the transfer of operating properties to various unconsolidated joint venture entities and the sale of certain properties during 2008 and 2007 and (iv)an overall occupancy decrease from the consolidated shopping center portfolio from 95.9% at December 31, 2007 to 93.2% at December 31, 2008.

(2)

Rental property expenses increased primarily due to operating property acquisitions during 2008 and 2007 which were partially offset by operating property dispositions including those transferred to various joint venture entities.

(3)

Depreciation and amortization increased primarily due to operating property acquisitions during 2008 and 2007 which were partially offset by operating property dispositions including those transferred to various joint venture entities.

Mortgage and other financing income increased $4.1 million to $18.3 million for the year ended December 31, 2008, as compared to $14.2 million for the corresponding period in 2007. This increase is primarily due to an increase in interest income from new mortgage receivables entered into during 2008 and 2007.

Management and other fee income decreased approximately $7.2 million for the year ended December 31, 2008, as compared to the corresponding period in 2007.  This decrease is primarily due to a decrease in other transaction related fees of approximately $9.1 million, recognized during the year ended December 31, 2007, partially offset by an increase in property management fees of approximately $1.9 million for the year ended December 31, 2008.

General and administrative expenses increased approximately $14.0 million for the year ended December 31, 2008, as compared to the corresponding period in 2007. This increase is primarily due to personnel-related costs, primarily due to the growth within the Company’s co-investment programs and the overall continued growth of the Company during 2008 and 2007.  In addition, due to current economic conditions resulting in the lack of transactional activity within the real estate industry as a whole, the Company has accrued approximately $3.6 million at December 31, 2008, relating to severance costs associated with employees who have been terminated during January 2009.

Interest, dividends and other investment income increased approximately $19.9 million for the year ended December 31, 2008, as compared to the corresponding period in 2007. This increase is primarily due to (i) an increase in realized gains of approximately $2.5 million resulting from the sale of certain marketable securities during 2008 as compared to the corresponding period in 2007, (ii) an increase in interest income of approximately $16.1 million, primarily resulting from interest earned on notes acquired in 2008 and (iii) an increase in dividend income of approximately $1.2 million primarily resulting from increased investments in marketable securities during 2008.

Other expense, net decreased approximately $8.3 million to $2.2 million for the year ended December 31, 2008, as compared to $10.6 million for the corresponding period in 2007.  This decrease is primarily due to (i) a reduction in Canadian withholding tax expense relating to a 2007 capital transaction from a Canadian preferred equity investment, partially offset by (ii) the receipt of fewer shares during 2008 as compared to 2007 of Sears Holding Corp. common stock received as partial settlement of Kmart pre-petition claims and (iii) the recognition of a $7.7 million unrealized decrease in the fair value of an embedded derivative instrument relating to the convertible option of certain debt securities.

(Provision)/benefit for income taxes changed $45.9 million to a provision of $3.5 million for the year ended December 31, 2008, as compared to a benefit of $42.4 million for the corresponding period in 2007. This change is primarily due to (i) a tax provision of approximately $17.3 million, partially offset by a reduction of approximately $3.1 million in NOL valuation allowance from equity income recognized during 2008 in connection with the Albertson’s investment and (ii) a reduction of approximately $28.1 million of NOL valuation allowance during 2007.

Income from other real estate investments increased $8.1 million for the year ended December 31, 2008, as compared to the corresponding period in 2007.  This increase is primarily due to a gain of approximately $7.2 million during the year ended December 31, 2008, from the sale of the Company’s interest in a real estate company located in Mexico.

Equity in income of real estate joint ventures, net for the year ended December 31, 2008, was approximately $132.2 million as compared to $173.4 million for the corresponding period in 2007. This reduction of approximately $41.2 million is primarily the result of (i) a decrease in equity in income of approximately $47.1 million from the Kimco Retail Opportunity Portfolio (“KROP”) joint venture investment primarily due to a decrease in  profit participation from the sale/transfer of operating properties for the year ended December 31, 2008, as compared to the corresponding period in 2007, (ii) a decrease in equity in income of approximately $25.2 million from the KIR joint venture investment primarily resulting from fewer gains on sales of operating properties during the year ended December 31, 2008, as compared to the corresponding period in 2007, (iii) impairment charges during 2008 of approximately $11.2 million, before income tax benefit, relating to certain joint venture properties held by the KimPru joint venture that are deemed held-for-sale or were transitioned to held-for-use properties,(iv) lower gains on sale of approximately $21.3 million for 2008 as compared to 2007, partially offset by (v) an increase in equity in income of approximately $67.4 million from the Albertson’s joint venture investment primarily resulting from gains on sale of 121 properties during 2008 as compared to 2007 and (vi) growth within the Company’s other various real estate joint ventures due to additional capital investments for the acquisition of additional operating properties by ventures throughout 2007 and the year ended December 31, 2008.

During 2008, the Company sold, in separate transactions, (i) two completed merchant building projects, (ii) 21 out-parcels, (iii) a partial sale of one project and (iv) a partnership interest in one project for aggregate proceeds of approximately $73.5 million and received approximately $4.1 million of proceeds from completed earn-out requirements on three previously sold merchant building projects.  These sales resulted in gains of approximately $21.9 million, after income taxes of $14.6 million.

During 2007, the Company sold, in separate transactions, (i) four completed merchant building projects, (ii) 26 out-parcels, (iii) 74.3 acres of undeveloped land and (iv) completed partial sales of two projects, for aggregate total proceeds of approximately $310.5 million and approximately $3.3 million of proceeds from completed earn-out requirements on previously sold projects.  These transactions resulted in gains of approximately $24.1 million, after income taxes of $16.0 million.

For the year ended December 31, 2008, the Company recognized non-cash impairment charges of approximately $114.8 million, net of income tax benefit of approximately $31.1 million, of which approximately $105.1 million of these charges where taken in the fourth quarter of 2008.

Approximately $92.7 million of the total non-cash impairment charges for the year ended December 31, 2008, were due to the decline in value of certain marketable equity securities and other investments that were deemed to be other-than-temporary. Of the $92.7 million, approximately $83.1 million of these impairment charges were taken at the end of the fourth quarter of 2008 resulting from the unprecedented deterioration of the equity markets during the fourth quarter and the uncertainty of their future recoverability.

The Company recognized a non-cash impairment charge of $15.5 million against the carrying value of its investment in its unconsolidated joint ventures with PREI, reflecting an other-than-temporary decline in the fair value of its investment resulting from further significant declines in the real estate markets during the fourth quarter of 2008. Also, impairments of approximately $6.6 million were recognized on real estate development projects including Plantations Crossing located in Middleburg, FL and Miramar Town Center located in Miramar, FL. These development project impairment charges are the result of adverse changes in local market conditions and the uncertainty of their recovery in the future.

The Company will continue to assess the value of all its assets on an on-going basis.  Based on these assessments, the Company may determine that a decline in value for one or more of its investments may be other-than-temporary or permanent and would therefore write-down its cost basis accordingly.

During 2008, the Company disposed of seven operating properties and a portion of four operating properties, in separate transactions, for an aggregate sales price of approximately $73.0 million, which resulted in an aggregate gain of approximately $20.0 million.  In addition, the Company partially recognized deferred gains of approximately $1.2 million on three properties relating to their transfer and partial sale in connection with the Kimco Income Fund II transaction described below.

During 2007 the Company transferred 11 operating properties to a wholly-owned consolidated entity, Kimco Income Fund II (“KIF II”), for an aggregate purchase price of approximately $278.2 million, including non-recourse mortgage debt of $180.9 million, encumbering 11 of the properties.  During 2008, the Company transferred an additional three properties for $73.9 million, including $50.6 million in non-recourse mortgage debt. During 2008 the Company sold a 26.4% non-controlling ownership interest in the entity to third parties for approximately $32.5 million, which approximated the Company’s cost.  The Company continues to consolidate this entity.

Additionally, during 2008, the Company disposed of an operating property for approximately $21.4 million.  The Company provided seller financing for approximately $3.6 million, which bears interest at 10% per annum and is scheduled to mature on May 1, 2011.  Due to the terms of this financing the Company has deferred its gain of $3.7 million from this sale.

Additionally, during 2008, a consolidated joint venture in which the Company had a preferred equity investment disposed of a property for a sales price of approximately $35.0 million. As a result of this capital transaction, the Company received approximately $3.5 million of profit participation, before minority interest of approximately $1.1 million.  This profit participation has been recorded as income from other real estate investments and is reflected in Income from discontinued operating properties in the Company’s Consolidated Statements of Income.

During 2007, the Company (i) disposed of six operating properties and completed partial sales of three operating properties, in separate transactions, for an aggregate sales price of approximately $40.0 million, which resulted in an aggregate net gain of approximately $6.4 million, after income taxes of approximately $1.6 million and (ii) transferred one operating property, which was acquired in the first quarter of 2007, to a joint venture in which the Company holds a 15% non-controlling ownership interest for an aggregate price of approximately $4.5 million, which represented the net book value.

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

Net income for the year ended December 31, 2008, was $249.9 million or $0.78 on a diluted per share basis as compared to $442.8 million or $1.65 on a diluted per share basis for the corresponding period in 2007. This change is primarily attributable to (i) the recognition of non-cash impairment charges aggregating approximately $121.5 million, net of income tax benefit, resulting from continuing declines in the equity securities and real estate markets, (ii) recognition of an extraordinary gain of approximately $50.3 million, net of income tax, in 2007, relating to the Albertson’s joint venture, (iii) a reduction of Equity in income of real estate joint ventures of approximately $41.2 million, primarily due to a decrease in profit participation and gain on sales of operating properties during 2008 as compared to 2007, iv) a decrease in the reduction of NOL valuation allowance and the recording of a provision from equity in income recognized during 2008 in connection with the Albertson’s investment, partially offset by (v) an increase in revenues from rental properties primarily due to acquisitions of operating properties during 2008 and 2007.

Comparison 2007 to 2006

	2007	2006	Increase/ (Decrease)	% change
	(all amounts in millions)
Revenues from rental property (1)	$674.5	$580.6	$93.9	16.2%

Rental property expenses: (2)
Rent	$12.1	$11.5	$0.6	5.2%
Real estate taxes	82.5	73.6	8.9	12.1%
Operating and maintenance	89.1	72.0	17.1	23.8%
	$183.7	$157.1	$26.6	16.9%

Depreciation and amortization (3)	$188.1	$137.8	$50.3	36.5%

(1)

Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2007 and 2006, providing incremental revenues of approximately $85.5 million, (ii) an overall occupancy increase from the consolidated shopping center portfolio to 95.9% at December 31, 2007, as compared to 95.1% at December 31, 2006, due to growth in rental rates from renewing expiring leases, the completion of certain redevelopment and development projects and tenant buyouts providing incremental revenues of approximately $14.6 million for the year ended December 31, 2007, as compared to the corresponding period in 2006, offset by (iii) a decrease in revenues of approximately $6.2 million for the year ended December 31, 2007, as compared to the corresponding period in 2006, resulting from the transfer of operating properties to various unconsolidated joint venture entities, and the sale of certain properties during 2007 and 2006.

(2)

Rental property expenses increased primarily due to operating property acquisitions during 2007 and 2006, which were partially offset by operating property dispositions including those transferred to various joint venture entities.

(3)

Depreciation and amortization increased primarily due to operating property acquisitions during 2007 and 2006, which were partially offset by operating property dispositions including those transferred to various joint venture entities.

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

General and administrative expenses increased approximately $27.4 million for the year ended December 31, 2007, as compared to the corresponding period in 2006. This increase is primarily due to personnel-related costs, primarily due to growth within the Company’s co-investment programs and the overall continued growth of the Company.

Interest, dividends and other investment income decreased approximately $19.6 million for the year ended December 31, 2007, as compared to the corresponding period in 2006. This decrease is primarily due to a decrease in realized gains resulting from the sale of certain marketable securities during 2007 as compared to the corresponding period in 2006.

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

Interest expense increased approximately $43.0 million for the year ended December 31, 2007, as compared to the corresponding period in 2006.  This increase is due to higher interest rates and higher outstanding levels of debt during the year ended December 31, 2007, as compared to 2006.

Benefit for income taxes increased $46.8 million for the year ended December 31, 2007, as compared to the corresponding period in 2006.  This increase is primarily due to the reduction of approximately $31.2 million of NOL valuation allowance and a tax benefit of approximately $10.1 million from operating losses recognized in connection with the Albertson’s investment.

Equity in income of real estate joint ventures, net increased $67.8 million to $173.4 million for the year ended December 31, 2007, as compared to $105.5 million for the corresponding period in 2006. This increase is primarily the result of (i) an increase in equity in income from the Kimco Realty Opportunity Portfolio ("KROP") joint venture investment primarily resulting from profit participation of approximately $39.3 million and gains on sale/transfer of operating properties during 2007 of which the Company’s share of gains were $12.8 million for the year ended December 31, 2007, (ii) an increase in equity in income from the Kimco Income Opportunity Portfolio ("KIR") joint venture investment primarily resulting from gains on sale of operating properties during 2007 of which the Company’s share of gains was $20.7 million for the year ended December 31, 2007, and (iii) the Company’s growth of its various other real estate joint ventures due to additional capital investments for the acquisition of additional operating properties by the ventures throughout 2007 and 2006, partially offset by net operating losses and excess cash distribution from the Albertson’s joint venture of approximately $7.9 million during 2007.

During 2007, the Company sold, in separate transactions, (i) four completed merchant building projects, (ii) 26 out-parcels, (iii) 74.3 acres of undeveloped land and (iv) completed partial sales of two projects, for aggregate total proceeds of approximately $310.5 million and approximately $3.3 million of proceeds from completed earn-out requirements on previously sold projects.  These transactions resulted in gains of approximately $24.1 million, after income taxes of $16.0 million.

As part of the Company’s ongoing analysis of its merchant building projects, the Company has determined that for two of its projects, located in Jacksonville, FL and Anchorage, AK, the recoverable value will not exceed their estimated cost.  This is primarily due to adverse changes in local market conditions and the uncertainty of their recovery in the future.  As a result, the Company has recorded an aggregate pre-tax adjustment of property carrying value on these projects for the year ended December 31, 2007, of $8.5 million, representing the excess of the carrying value of the projects over their estimated fair value.

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

Net income for the year ended December 31, 2007 was $442.8 million or $1.65 on a diluted per share basis as compared to $428.3 million or $1.70 on a diluted per share basis for the corresponding period in 2006.  This change is primarily attributable to (i) an increase in revenues from rental properties primarily due to acquisitions of operating properties during 2007 and 2006, (ii) an increase in equity in income of real estate joint ventures achieved from profit participation and gains on sale of joint venture operating properties and additional capital investments in the Company’s joint venture programs for the acquisition of additional operating properties throughout 2007 and 2006, (iii) earnings of $75.5 million related to the Albertson’s investment monetization, partially offset by (iv) a decrease in income resulting from the sale of certain marketable securities during the corresponding period in 2006 and (v) a decrease in gains on sale of operating properties in 2007 as compared to 2006.

Tenant Concentrations

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property and a large tenant base.  At December 31, 2008, the Company’s five largest tenants were The Home Depot, TJX Companies, Sears Holdings, Kohl’s and Wal-Mart, which represented approximately 3.3%, 2.8%, 2.5%, 2.2% and 1.8%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, when available, mortgage and construction loan financing and immediate access to unsecured revolving credit facilities with aggregate bank commitments of approximately $1.7 billion.

The Company’s cash flow activities are summarized as follows (in millions):

	Year Ended December 31,
	2008	2007	2006
Net cash flow provided by operating activities	$ 567.6	$ 666.0	$ 455.6
Net cash flow used for investing activities	$(781.4)	$(1,507.6)	$ (246.2)
Net cash flow provided by financing activities	$ 262.4	$ 584.1	$ 59.4

Operating Activities

Cash flows provided from operating activities for the year ended December 31, 2008, were approximately $567.6 million, as compared to approximately $666.0 million for the comparable period in 2007.  The change of approximately $98.4 million is primarily attributable to (i) a decrease in distributions from joint ventures resulting from a decrease of approximately $66.2 million in distributions from the Albertson’s investment during 2008 as compared to 2007 and a decrease of approximately $74.8 million in distributions from other joint venture investments, primarily from the KROP joint venture investment, which was due to a decrease in profit participation from the sale/transfer of operating properties for the year ended December 31, 2008, as compared to the corresponding period in 2007, partially offset by increased cash flows due to (ii) the acquisition of properties during 2008 and 2007 and (iii) growth in rental rates from lease renewals and the completion of certain re-development and development projects.

Recently, the capital and credit markets have become increasingly volatile and constrained as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies.  If the capital and credit markets continue to experience volatility and the availability of funds remains limited, the Company will incur increased costs associated with issuing or obtaining debt.  In addition, it is possible that the Company’s ability to access the capital and credit markets may be limited by these or other factors.  Notwithstanding the foregoing, at this time the Company anticipates that cash flows from operating activities will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and dividend payments in accordance with REIT requirements in both the short term and long term.

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results.  Although the credit environment has become much more constrained since the third quarter of 2008, the Company continues to pursue opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks.  The Company has noticed a trend that the approval process from lenders has slowed, while pricing and loan-to-value ratios remain dependent on specific deal terms, in general, spreads are higher and loan-to-values are lower, but the lenders are continuing to complete financing agreements.  Moreover, the Company continues to assess 2009 and beyond to ensure the Company is prepared if the current credit market dislocation continues.

Debt maturities for 2009 consist of:  $451.9 million of consolidated debt; $756.1 million of unconsolidated joint venture debt; and $245.0 million of preferred equity debt, assuming the utilization of extension options where available.  The 2009 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Company’s credit facilities, which at December 31, 2008, the Company had approximately $1.0 billion available under these credit facilities, and debt refinancings.  The 2009 unconsolidated joint venture and preferred equity debt maturities are anticipated to be repaid through debt refinancing and partner capital contributions, as deemed appropriate.

The Company anticipates that cash on hand, borrowings under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Net cash flow provided by operating activities for the year ended December 31, 2008, was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2008 and 2007, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) contributions from the Company’s joint venture and Preferred Equity programs.

Investing Activities

Cash flows used for investing activities for the year ended December 31, 2008, were approximately $781.4 million, as compared to approximately $1.5 billion for the comparable period in 2007.  This decrease in cash utilization of approximately $726.3 million resulted primarily from decreases in (i) the acquisition of and improvements to operating real estate, (ii) the acquisition of and improvements to real estate under development and (iii) the Company’s investment and advances to joint ventures, partially offset by (iv) an increase in cash utilized for investments in marketable securities including the acquisition of the Valad convertible notes and equity securities during 2008 and (v) a decrease in proceeds from the sale of development properties during the 2008 as compared to the corresponding period in 2007.

Acquisitions of and Improvements to Operating Real Estate

During the year ended December 31, 2008, the Company expended approximately $266.2 million towards acquisition of and improvements to operating real estate including $68.9 million expended in connection with redevelopments and re-tenanting projects as described below.  (See Note 3 of the Notes to the Consolidated Financial Statements included in this annual report on Form 10-K.)

The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace.  The Company anticipates its capital commitment toward these and other redevelopment projects during 2009 will be approximately $50.0 million to $80.0 million.  The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving lines of credit.

Investments and Advances to Real Estate Joint Ventures

During the year ended December 31, 2008, the Company expended approximately $219.9 million for investments and advances to real estate joint ventures and received approximately $118.7 million from reimbursements of advances to real estate joint ventures.  (See Note 7 of the Notes to the Consolidated Financial Statements included in this annual report on Form 10-K.)

Acquisitions of and Improvements to Real Estate Under Development

The Company is engaged in ground-up development projects which consist of (i) merchant building through the Company’s wholly-owned taxable REIT subsidiaries, which develop neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) U.S. ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Latin America for long-term investment (see Recent Developments - International Real Estate Investments and Note 3 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of December 31, 2008, the Company had in progress a total of 47 ground-up development projects including 11 merchant building projects, one U.S. ground-up development project, 29 ground-up development projects located throughout Mexico, three ground-up development projects located in Chile, two ground-up development projects located in Brazil and one ground-up development project located in Peru.

During the year ended December 31, 2008, the Company expended approximately $389.0 million in connection with construction costs and the purchase of land related to ground-up development projects.  The Company anticipates its capital commitment during 2009 toward these and other development projects will be approximately $150.0 million to $200.0 million.  The proceeds from the sales of completed ground-up development projects, proceeds from construction loans and availability under the Company’s revolving lines of credit are expected to be sufficient to fund these anticipated capital requirements.

Dispositions and Transfers

During the year ended December 31, 2008, the Company received net proceeds of approximately $176.3 million relating to the sale of various operating properties and ground-up development projects and approximately $32.4 million from the transfer of operating properties to various joint ventures.  (See Notes 3 and 7 of the Notes to the Consolidated Financial Statements included in this annual report on Form 10-K.)

Financing Activities

Cash flows provided from financing activities for the year ended December 31, 2008, were approximately $262.4 million, as compared to approximately $584.1 million for the comparable period in 2007.  This decrease of approximately $321.7 million resulted primarily from the (i) decrease in proceeds provided by mortgage/construction loan financing of approximately $337.5 million, (ii) a decrease of $300.0 million in proceeds from the issuance of unsecured senior notes and (iii) the increase in dividends paid during 2008 as compared to the corresponding period in 2007, offset by (iv) an increase in borrowings under the Company’s unsecured revolving credit facilities of approximately $185.0 million and (v) a decrease in repayment of unsecured senior notes and repayments of borrowings under unsecured revolving credit facilities of approximately $187.5 million.

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

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $6.1 billion.  Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.  These markets have experienced extreme volatility and deterioration since the third quarter 2008.  As available, the Company will continue to access these markets. In March 2006, the Company was added to the S & P 500 Index, an index containing the stock of 500 Large Cap corporations, most of which are U.S. corporations.

The Company has a $1.5 billion unsecured U.S. revolving credit facility (the "U.S. Credit Facility") with a group of banks, which is scheduled to expire in October 2011.  The Company has a one-year extension option related to this facility. This credit facility has made available funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional management programs, (iii) development and redevelopment costs and (iv) any short-term working capital requirements, including managing the Company’s debt maturities. Interest on borrowings under the U.S. Credit Facility accrues at LIBOR plus

0.425% and fluctuates in accordance with changes in the Company’s senior debt ratings.  As part of this U.S. Credit Facility, the Company has a competitive bid option whereby the Company may auction up to $750.0 million of its requested borrowings to the bank group.  This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread.  A facility fee of 0.15% per annum is payable quarterly in arrears.  As part of the U.S. Credit Facility, the Company has a $200.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Pounds Sterling, Japanese Yen or Euros.  As of December 31, 2008, there was $675.0 million outstanding and $23.5 million in letter of credit appropriations under this credit facility. Pursuant to the terms of the U.S. Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently not in violation of these covenants. Financial covenants for the U.S. Credit Facility are as follows:

Covenant	Must Be	As of 12/31/08
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	47%
Total Priority Indebtedness to GAV	<35%	11%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	2.77x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	2.57x
Limitation of Investments, Loans and Advances	<30% of GAV	18% of GAV

For a full description of the US Credit Facility’s covenants refer to the Credit Agreement dated as of October 25, 2007 filed in the Company’s Current Report on Form 8-K dated October 25, 2007.

The Company also has a three-year CAD $250.0 million unsecured credit facility with a group of banks.  This facility bore interest at the CDOR Rate, as defined, plus 0.45%, and was scheduled to expire in March 2008.  During October 2007, the facility was amended to modify the covenant package to conform to the Company’s U.S. Credit Facility.  The facility was further amended in January 2008, to extend the maturity date to 2011, with an additional one-year extension option, at a reduced rate of CDOR plus 0.425%, subject to change in accordance with the Company’s senior debt ratings.  This facility also permits U.S. dollar denominated borrowings.  Proceeds from this facility are used for general corporate purposes, including the funding of Canadian denominated investments.  As of December 31, 2008, there was CAD $40.0 million (approximately USD $32.7 million) outstanding balance under this credit facility.  The Canadian facility covenants are the same as the U.S. Credit Facility covenants described above.

Additionally, the Company had a three-year MXP 500.0 million unsecured revolving credit facility which bore interest at the TIIE Rate, as defined therein, plus 1.00%, subject to change in accordance with the Company’s senior debt ratings, and was scheduled to mature in May 2008.  During March 2008, the Company obtained a MXP 1.0 billion term loan, which bears interest at a rate of 8.58%, subject to change in accordance with the Company’s senior debt ratings, and is scheduled to mature in March 2013.  The Company utilized proceeds from this term loan to fully repay the outstanding balance of the MXP 500.0 million unsecured revolving credit facility, which has been terminated.  Remaining proceeds from this term loan were used for funding MXP denominated investments. As of December 31, 2008, the outstanding balance on this term loan was MXP 1.0 billion (approximately USD $73.9 million).  The Mexican term loan covenants are the same as the U.S. and Canadian Credit Facilities covenants described above.

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

The Company’s supplemental indenture governing its medium term notes and senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 12/31/08
Consolidated Indebtedness to Total Assets	<60%	49%
Consolidated Secured Indebtedness to Total Assets	<40%	11%
Consolidated Income Available for Debt Service to maximum Annual Service Charge	>1.50x	2.9x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.1x

For a full description of the Indenture’s covenants refer to the Indenture dated September 1, 1993, First Supplemental Indenture dated August 4, 1994, the Second Supplemental Indenture dated April 7, 1995, and the Third Supplemental Indenture dated June 2, 2006, as filed with the SEC.  See Exhibits Index on page 67, for specific filing information.

During the year ended December 31, 2008, the Company repaid its $100.0 million 3.95% medium term notes, which matured on August 5, 2008, and its $25.0 million 7.2% senior notes, which matured on September 15, 2008.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects.  As of December 31, 2008, the Company had over 390 unencumbered property interests in its portfolio.

During 2008, the Company (i) obtained an aggregate of approximately $16.7 million of non-recourse mortgage debt on three operating properties, (ii) assumed approximately $101.1 million of individual non-recourse mortgage debt relating to the acquisition of five operating properties, including approximately $0.8 million of fair value debt adjustments and (iii) paid off approximately $73.4 million of individual non-recourse mortgage debt that encumbered 11 operating properties.

During 2008, the Company obtained individual construction loans on three merchant building projects.  Additionally, the Company repaid a construction loan on one merchant building project. At December 31, 2008, total loan commitments on the Company’s 16 outstanding construction loans aggregated approximately $364.2 million of which approximately $268.3 million has been funded. These loans have scheduled maturities ranging from two months to 42 months and bear interest at rates ranging from 1.81% to 3.19% at December 31, 2008.  Approximately $194.0 million of the outstanding loan balance matures in 2009. These maturing loans are anticipated to be repaid with operating cash flows, borrowings under the Company’s credit facilities and additional debt financings.  In addition, the Company may pursue or exercise existing extension options with lenders where available.

During May 2006, the Company filed a shelf registration statement on Form S-3ASR, which is effective for a term of three-years, for unlimited future offerings, from time-to-time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants.

During September 2008, the Company completed a primary public stock offering of 11,500,000 shares of the Company’s common stock.  The net proceeds from this sale of common stock, totaling approximately $409.4 million (after related transaction costs of $0.6 million) were used to partially repay the outstanding balance under the Company’s U.S. revolving credit facility.

During 2008, the Company received approximately $38.3 million through employee stock option exercises and the dividend reinvestment program.

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders.  These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as they monitor sources of capital and evaluate the impact of the economy and capital markets availability on operating fundamentals. Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate. Cash dividends paid increased to $469.0 million in 2008, compared to $384.5 million in 2007 and $332.6 million in 2006.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly.  Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.  The Company’s Board of Directors declared a quarterly dividend of $0.44 per common share payable to shareholders of record on January 2, 2009, which was paid on January 15, 2009.  In addition, the Board of Directors declared a regular quarterly cash dividend of $0.44 per common share payable April 15, 2009 to shareholders of record on April 6, 2009.

Contractual Obligations and Other Commitments

The Company has debt obligations relating to its revolving credit facilities, MTNs, senior notes, mortgages and construction loans with maturities ranging from less than one year to 27 years.  As of December 31, 2008, the Company’s total debt had a weighted average term to maturity of approximately 4.5 years.  In addition, the Company has non-cancelable operating leases pertaining to its shopping center portfolio.  As of December 31, 2008, the Company has 48 shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company to construct and/or operate a shopping center.  In addition, the Company has 16 non-cancelable operating leases pertaining to its retail store lease portfolio.  The following table summarizes the Company’s debt maturities, excluding extension options, and obligations under non-cancelable operating leases as of December 31, 2008 (in millions):

	2009	2010	2011	2012	2013	Thereafter	Total

Long-Term Debt-Principal (1)	$566.7	$346.5	$1,112.8	$293.8	$599.7	$ 1,619.6	$4,539.1
Long-Term Debt- Interest(2)	$200.0	$183.4	$157.5	$141.2	$107.2	$134.5	$923.8
Operating Leases
Ground Leases	$ 10.9	$ 8.9	$ 6.7	$ 6.0	$ 5.3	$ 108.7	$ 146.5
Retail Store Leases	$ 3.7	$ 3.7	$ 3.1	$ 2.1	$ 1.3	$ 0.5	$ 14.4

(1)

maturities utilized do not reflect extension options, which range from six months to two years.

(2)

for loans which have interest at floating rates, future interest expense was calculated using the rate as of December 31, 2008.

The Company has $50.0 million of medium term notes, $130.0 million of senior unsecured notes, $6.1 of unsecured notes payable, $173.6 million of mortgage debt and $194.0 million of construction loans scheduled to mature in 2009.  The Company anticipates satisfying these maturities with a combination of operating cash flows, its unsecured revolving credit facilities, refinancing of debt, new debt issuances, when available, and the sale of completed ground-up development projects.

The Company has issued letters of credit in connection with completion and repayment guarantees for construction loans encumbering certain of the Company’s ground-up development projects and guaranty of payment related to the Company’s insurance program. These letters of credit aggregate approximately $34.3 million.

During August 2008, KimPru entered into a new $650.0 million credit facility which matures in August 2009, with the option to extend for one year, and bears interest at a rate of LIBOR plus 1.25%.  KimPru is obligated to pay down a minimum of $165.0 million, among other requirements, in order to exercise the one-year extension option.  The required pay down is expected to be sourced from property sales, other debt financings and/or capital contributions by the partners.  This facility is guaranteed by the Company with a guarantee from PREI to the Company for 85% of any guaranty payment the Company is obligated to make. Proceeds from this new credit facility were used to repay the outstanding balance of $658.7 million under an existing $1.2 billion credit facility, which was scheduled to mature in October 2008 and bore interest at a rate of LIBOR plus 0.45%. As of December 31, 2008, the outstanding balance on the new credit facility was $650.0 million.

During September 2008, a joint venture in which the Company has a non-controlling ownership interest obtained a $37.0 million mortgage loan, which is jointly and severally guaranteed by the Company and the joint venture partner, with a commitment of up to $37.0 million of which $26.9 million was outstanding as of December 31, 2008.  This loan bears interest at 6.375% and is scheduled to mature in October 2019.

During October 2008, a joint venture in which the Company has a non-controlling ownership interest entered into an extension and modification agreement for a $28.0 million term loan.  The loan is guaranteed by the Company, with a commitment of up to $28.0 million of which $28.0 million was outstanding as of December 31, 2008.  This loan bears interest at LIBOR plus 1.65%, which was 2.09% at December 31, 2008, and is scheduled to mature in March 2009. The Company is currently negotiating with lenders regarding extending or refinancing this debt.

During June 2007, the Company entered into a joint venture, in which the Company has a non-controlling ownership interest, and acquired all of the common stock of InTown Suites Management, Inc.  This investment was funded with approximately $186.0 million of new cross-collateralized non-recourse mortgage debt with a fixed interest rate of 5.59%, encumbering 35 properties, a $153.0 million three-year unsecured credit facility, with two one-year extension options, which bears interest at LIBOR plus 0.375% and is guaranteed by the Company and the assumption of $278.6 million cross-collateralized non-recourse mortgage debt with fixed interest rates ranging from 5.19% to 5.89%, encumbering 86 properties. The joint venture partner has pledged its equity interest for any guaranty payment the Company is obligated to pay.  The outstanding balance on the three-year unsecured credit facility was $147.5 million as of December 31, 2008.  The joint venture obtained an interest rate swap at 5.37% on $128.0 million of this debt.  The swap is designated as a cash flow hedge and is deemed highly effective; as such adjustments to the swaps fair value are recorded in Other comprehensive income.

During November 2007, the Company entered into a joint venture, in which the Company has a non-controlling ownership interest, to acquire a property in Houston, Texas.  This investment was funded with a $24.5 million unsecured credit facility scheduled to mature in November 2009, with a six-month extension option, which bears interest at LIBOR plus 0.375% and is guaranteed by the Company. The outstanding balance on this credit facility as of December 31, 2008, was $24.5 million.

During April 2007, the Company entered into a joint venture, in which the Company has a 50% non-controlling ownership interest to acquire a property in Visalia, CA.  Subsequent to this acquisition the joint venture obtained a $6.0 million three-year promissory note which bears interest at LIBOR plus 0.75% and has an extension option of two-years.  This loan is jointly and severally guaranteed by the Company and the joint venture partner.  As of December 31, 2008, the outstanding balance on this loan was $6.0 million.

During 2006, an entity in which the Company has a preferred equity investment, located in Montreal, Canada, obtained a non-recourse construction loan, which is collateralized by the respective land and project improvements.  Additionally, the Company has provided a guaranty to the lender and the developer partner has provided an indemnity to the Company for 25% of all debt.  As of December 31, 2008, there was CAD $89.0 million (approximately USD $72.7 million) outstanding on this construction loan.

In connection with the construction of its development projects and related infrastructure, certain public agencies require performance and surety bonds be posted to guarantee that the Company’s obligations are satisfied.  These bonds expire upon the completion of the improvements and infrastructure.  As of December 31, 2008, there were approximately $61.8 million bonds outstanding.

Additionally, the RioCan Venture, an entity in which the Company holds a 50% non-controlling interest, has a CAD $7.0 million (approximately USD $5.7 million) letter of credit facility.  This facility is jointly guaranteed by RioCan and the Company and had approximately CAD $4.6 million (approximately USD $3.8 million) outstanding as of December 31, 2008, relating to various development projects.

During 2005, an entity in which the Company has a preferred equity investment obtained a CAD $24.3 million (approximately USD $19.8 million) credit facility to finance the construction of a 0.1 million square foot shopping center property located in Kamloops, B.C.  This facility bears interest at Royal Bank Prime Rate ("RBP") plus 0.5% per annum and was scheduled to mature in March 2008.  During 2008, this facility was extended to expire on February 28, 2009.  The Company and its partner in this entity each have a limited and several guarantee of CAD $7.5 million (approximately USD $6.1 million) on this facility.  As of December 31, 2008, there was CAD $22.3 million (approximately USD $18.2 million) outstanding on this facility. The Company and its partner are currently negotiating with lenders regarding extending or refinancing this debt.

During 2005, PL Retail, a joint venture in which the Company holds a 15% non-controlling interest, entered into a $39.5 million unsecured revolving credit facility, which bears interest at LIBOR plus 0.50% and was scheduled to mature in February 2008.  During 2008, the loan was extended to February 2009.  This facility is guaranteed by the Company and the joint venture partner has guaranteed reimbursement to the Company of 85% of any guaranty payment the Company is obligated to make.  As of December 31, 2008, there was $35.6 million outstanding under this facility. During February 2009, PL Retail made a principal payment of $5.6 million and obtained a one-year extension option at LIBOR plus 400 basis points for the remaining balance of $30.0 million.

Additionally, during 2005, the Company acquired three operating properties and one land parcel, through joint ventures, in which the Company holds 50% non-controlling interests. Subsequent to these acquisitions, the joint ventures obtained four individual loans aggregating $20.4 million with interest rates ranging from LIBOR plus 1.00% to LIBOR plus 3.50%.  During 2007, one of these properties was sold for a sales price of approximately $10.5 million, including the pay down of $5.0 million of debt.  These loans are scheduled to mature in May 2009, October 2009 and December 2009.  During 2008, one of the loans was increased by $2.0 million.  As of December 31, 2008, there was an aggregate of $17.4 million outstanding on these loans.  These loans are jointly and severally guaranteed by the Company and the joint venture partner.

Off-Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

The Company has investments in various unconsolidated real estate joint ventures with varying structures.  These joint ventures operate either shopping center properties or are established for development projects.  Such arrangements are generally with third-party institutional investors, local developers and individuals. The properties owned by the joint ventures are primarily financed with individual non-recourse mortgage loans, however, the Company, on a selective basis, obtains unsecured financing for certain joint ventures.  These unsecured financings are guaranteed by the Company with guarantees from the joint venture partners for their proportionate amounts of any guaranty payment the Company is obligated to make.  Non-recourse mortgage debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the constituent members of the borrower, except for certain specified exceptions listed in the particular loan documents (See Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).

These investments include the following joint ventures:

Venture	Kimco Ownership Interest	Number of Properties	Total GLA (in thousands)	Non-Recourse Mortgage Payable (in millions)	Recourse Notes Payable (in millions)	Number of Encumbered Properties	Average Interest Rate	Weighted Average Term (months)

KimPru (c)	15.00%	123	19,382	$2,075.7	$650.0(b)	92	4.64%	64.0

KIR (d)	45.00%	62	13,067	$1,001.0	$ -	49	5.74%	50.4

PL Retail (e)	15.00%	22	5,578	$ 649.0	$ 35.6(b)	22	4.51%	14.9

KUBS (f)	17.89%(a)	43	6,175	$ 759.7	$ -	43	5.62%	78.1

RioCan Venture (g)	50.00%	45	9,283	$ 767.8	$ -	45	5.92%	67.0

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

(f)

Represents the Company’s joint ventures with UBS Wealth Management North American Property Fund Limited.

(g)

Represents the Company’s joint venture with RioCan Real Estate Investment Trust.

The Company has various other unconsolidated real estate joint ventures with varying structures.  As of December 31, 2008, these unconsolidated joint ventures had individual non-recourse mortgage loans aggregating approximately $2.8 billion and unsecured notes payable aggregating approximately $189.4 million.  The Company’s share of this debt was approximately $1.4 billion.  These loans have scheduled maturities ranging from one month to 22 years and bear interest at rates ranging from 1.19% to 10.5% at December 31, 2008.  Approximately $312.8 million of the outstanding loan balance matures in 2009.  These maturing loans are anticipated to be repaid with operating cash flows, debt refinancing and partner capital contributions, as deemed appropriate. (See Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

Other Real Estate Investments

The Company maintains a Preferred Equity program, which provides capital to developers and owners of real estate properties. The Company accounts for its preferred equity investments under the equity method of accounting.  As of December 31, 2008, the Company’s net investment under the Preferred Equity Program was approximately $437.3 million relating to 231 properties. As of December 31, 2008, these preferred equity investment properties had individual non-recourse mortgage loans aggregating approximately $1.7 billion. Due to the Company’s preferred position in these investments, the Company’s share of each investment is subject to fluctuation and is dependent upon property cash flows. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its invested capital.

Additionally, during July 2007, the Company invested approximately $81.7 million of preferred equity capital in a portfolio comprised of 403 net leased properties which are divided into 30 master leased pools with each pool leased to individual corporate operators. These properties consist of a diverse array of free-standing restaurants, fast food restaurants, convenience and auto parts stores.  As of December 31, 2008, these properties were encumbered by third party loans aggregating approximately $428.8 million with interest rates ranging from 5.08% to 10.47% with a weighted average interest rate of 9.3% and maturities ranging from 0.4 years to 14.2 years.

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

As of December 31, 2008, 18 of these leveraged lease properties were sold, whereby the proceeds from the sales were used to pay down the mortgage debt by approximately $31.2 million.  As of December 31, 2008, the remaining 12 properties were encumbered by third-party non-recourse debt of approximately $42.8 million that is scheduled to fully amortize during the primary term of the lease from a portion of the periodic net rents receivable under the net lease. As an equity participant in the leveraged lease, the Company has no recourse obligation for principal or interest payments on the debt, which is collateralized by a first mortgage lien on the properties and collateral assignment of the lease.  Accordingly, this debt has been offset against the related net rental receivable under the lease.

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

Global Market and Economic Conditions; Real Estate and Retail Shopping Sector

In the U.S., recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth throughout 2008.  For the year ended December 31, 2008, continued concerns about the systemic impact of the availability and cost of credit, the U.S. mortgage market, inflation, energy costs, geopolitical issues and declining equity and real estate markets have contributed to increased market volatility and diminished expectations for the U.S. economy. In the third quarter, added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government provided loans to American

International Group Inc. and other federal government interventions in the U.S. credit markets led to increased market uncertainty and instability in both U.S. and international capital and credit markets.  These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have contributed to volatility of unprecedented levels and has led to the unprecedented deterioration of the U.S. and international equity markets during the fourth quarter of 2008.

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

The retail shopping sector has been negatively affected by recent economic conditions. These conditions may result in our tenants delaying lease commencements or declining to extend or renew leases upon expiration.   These conditions also have forced some weaker retailers, in some cases, to declare bankruptcy and/or close stores. Certain retailers have announced store closings even though they have not filed for bankruptcy protection. However, any of these particular store closings affecting the Company often represent a small percentage of the Company’s overall gross leasable area and the Company does not currently expect store closings to have a material adverse effect on the Company’s overall performance.

The decline in market conditions has also had a negative effect on real estate transactional activity as it relates to the acquisition and sale of real estate assets. The Company believes that the lack of real estate transactions will continue throughout 2009 which will curtail the Company’s growth in the near term.

New Accounting Pronouncements -

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  During February 2008, the FASB issued two Staff Positions that (i) partially deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (ii) removed certain leasing transactions from the scope of SFAS No. 157. The impact of partially adopting SFAS No. 157 did not have a material impact on the Company’s financial position or results of operations.  (See footnote 15 for additional disclosure).

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The impact of adopting SFAS No. 159 did not have a material impact on the Company’s financial position or results of operations, as the Company did not elect the fair value option for its financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). The objective of this statement is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination and (iv) requires expensing of transaction costs associated with a business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.  The impact the adoption of SFAS No. 141(R) will have on the Company’s financial position and results of operations will be dependent upon the volume of business combinations entered into by the Company.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The objective of the guidance is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. FAS 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited.  The impact the adoption of SFAS No. 160 will have on the Company’s financial position and results of operations will be dependent upon the volume of transactions which will specifically be impacted by this pronouncement.

In March 2008, the FASB issued FAS 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133", (“SFAS No. 161”) which amends and expands the disclosure requirements of FAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008, with early application encouraged.  SFAS No. 161 also encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s disclosures.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 removes the requirement under SFAS No. 142, Goodwill and Other Intangible Assets to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. FSP 142-3 also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited. The adoption of FSP 142-3 is not expected to have a material impact on the Company’s financial position and results of operations.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," (“EITF 03-6-1”), which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, "Earnings per Share."  EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited.  All prior-period earnings per share data presented are to be adjusted retrospectively. The Company’s adoption of EITF 03-6-1 is not expected to have a material impact on the Company’s financial position and results of operations.

In December 2008, the FASB issued FSP FAS 140-4 and FIN46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, which promptly improves disclosures by public companies until the pending amendments to FASB Statement No. 140,  Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities  (“SFAS No. 140”), and FIN 46(R), are finalized and approved by the Board. The FSP amends SFAS No. 140 to require public companies to provide additional disclosures about transfers of financial assets and variable interests in qualifying special-purpose entities. It also amends FIN 46(R) to require public companies to provide additional disclosures about their involvement with variable interest entities. This FSP is effective for reporting periods ending after December 15, 2008. (See footnotes 3, 7 and 8 for additional disclosure).

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of December 31, 2008, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available. Amounts include purchase price allocation adjustments for assumed debt. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instruments’ actual cash flows are denominated in U.S. dollars, Canadian dollars and Mexican pesos as indicated by geographic description ($USD equivalent in millions).

	2009	2010	2011	2012	2013	2014+	Total	Fair Value
U.S. Dollar Denominated

Secured Debt
Fixed Rate	$ 56.6	$ 17.2	$ 43.4	$ 61.3	$ 85.1	$429.7	$ 693.3	$ 689.6
Average Interest Rate	7.01%	8.47%	7.43%	6.53%	6.16%	6.18%	6.41%

Variable Rate	$ 311.0	$ 107.0	$ -	$ 4.3	$ -	$ 0.2	$ 422.5	$ 411.4
Average Interest Rate	2.01%	1.97%	-	2.44%	-	3.25%	2.00%

Unsecured Debt
Fixed Rate	$180.0	$ 75.7	$357.2	$217.0	$276.6	$1,250.9	$2,357.4	$1,778.9
Average Interest Rate	6.98%	5.51%	6.31%	6.00%	5.40%	5.49%	5.76%

Variable Rate	$ 6.1	$ 9.8	$675.0	$ -	$ -	$ -	$ 690.9	$ 610.9
Average Interest Rate	2.94%	2.74%	0.81%	-	-	-	0.86%

Canadian Dollar Denominated

Unsecured Debt
Fixed Rate	$ -	$ 122.5	$ -	$ -	$ 163.4	$ -	$ 285.9	$ 286.8
Average Interest Rate	-	4.45%	-	-	5.18%	-	4.87%

Variable Rate	$ -	$ -	$ 32.7	$ -	$ -	$ -	$ 32.7	$ 24.5
Average Interest Rate	-	-	2.00%	-	-	-	2.00%

Mexican Pesos Denominated

Unsecured Debt
Fixed Rate	$ -	$ -	$ -	$ -	$ 73.9	$ -	$ 73.9	$ 65.0
Average Interest Rate	-	-	-	-	8.58%	-	8.58%

Based on the Company’s variable-rate debt balances, interest expense would have increased by approximately $11.5 million in 2008 if short-term interest rates were 1.0% higher.

As of December 31, 2008, the Company had (i) Canadian investments totaling CAD $444.5 million (approximately USD $363.2 million) comprised of real estate joint venture investments and marketable securities, (ii) Mexican real estate investments of approximately MXP 9.4 billion (approximately USD $695.9 million), (iii) Chilean real estate investments of approximately 15.2 billion Chilean Pesos (approximately USD $24.2 million), (iv) Peruvian real estate investments of approximately 3.7 million Peruvian Nuevo Sol (approximately USD $1.2 million), (v) Brazilian real estate investments of approximately 41.6 million Brazilian Real (“BRL”) (approximately USD $17.8 million) and (vi) Australian investments in marketable securities of approximately AUD 190.2 million (approximately USD $131.4 million).  The foreign currency exchange risk has been partially mitigated, but not eliminated, through the use of local currency denominated debt.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  As of December 31, 2008, the Company has no other material exposure to market risk.

Item 8.  Financial Statements and Supplementary Data

The response to this Item 8 is included in our audited Notes to Consolidated Financial Statements, which are contained in a separate section of this annual report on Form 10-K.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

Bylaw Amendments -

On February 25, 2009, our Board of Directors approved amendments to the Company’s Bylaws that became effective upon adoption. The following summarizes these amendments.

Advance Notice and Indemnification Matters

•

Article II, Section 12 of the Bylaws was amended with respect to the advance notice provisions for stockholder nominations for director and stockholder business proposals. The amendments expand the information required to be disclosed by the stockholder making the nomination or proposal including, among other items, (a) information about persons controlling, or acting in concert with, such stockholder, (b) the proponent’s investment strategy or objective and any related disclosure document the proponent has provided to its investors and (c) information about the extent to which the proponent has hedged its interest in the Company.

•

Article V was amended to further clarify that subsequent amendments to Article V do not alter a director or officer’s entitlement to indemnification and advance of expenses.

Meetings of Stockholders

•

Article II, Section 2 was amended to remove the reference to the month of the annual meeting of stockholders.

•

Article II, Section 3 was amended to clarify the procedures for stockholders to request the calling of a special meeting of stockholders.

•

Article II, Section 7 was amended to (a) provide for “householding” of notices of a meeting of stockholders, as permitted by the MGCL and the SEC’s rules applicable to delivery of stockholder proxy statements and (b) clarify the procedures for the postponement of a meeting.

A copy of the Company’s Amended and Restated Bylaws is attached as Exhibit 3.2 to this report. The foregoing is a brief description of the amendments to the Bylaws that is qualified in its entirety by reference to the text of the Company’s Amended and Restated Bylaws, which is incorporated by reference herein.

Indemnification Agreement –

On February 25, 2009, our Board of Directors approved a form of Indemnification Agreement (the “Indemnification Agreement”) to be entered into between the Company and each of its executive officers, members of the Board of Directors and such other employees or consultants of the Company or any subsidiary as may be determined from time to time by our Chief Executive Officer in his discretion (each, an “Indemnitee”).

The Indemnification Agreement provides that the Company will indemnify each Indemnitee against any and all expenses, judgments, penalties, fines and amounts paid in settlement (collectively, “Losses”) actually and necessarily incurred by the Indemnitee or on his behalf, to the fullest extent permitted by law, in connection with any present or future threatened, pending or completed proceeding based upon, arising from, relating to or by reason of the Indemnitee’s status as a director, officer, employee, agent or fiduciary of the Company or any other entity the Indemnitee serves at the request of the Company. The Indemnitee will also be indemnified against all expenses actually and reasonably incurred by him in connection with a proceeding if the Indemnitee is, by reason of his service to the Company or other entity at the Company’s request, a witness in any such proceeding to which he is not a party.

No indemnification shall be made under the Indemnification Agreement on account of Indemnitee’s conduct in respect of any proceeding charging impersonal benefit to the Indemnitee, whether or not involving action in the Indemnitee’s official capacity, in which the Indemnitee was adjudged to be liable on the basis that personal benefit was improperly received.  In addition to certain other exclusions set forth in the Indemnification Agreement, the Company will also not be obligated to make any indemnity or advance in connection with any claim made against the Indemnitee (a) for which payment has been made to the Indemnitee under any insurance policy or other indemnity provision, (b) for an accounting of short-swing profits made by Indemnitee from securities of the Company within the meaning of Section 16(b) of the Securities Exchange Act of 1934, as amended, or, subject to certain exceptions, (c) prior to a change in control of the Company, in connection with any proceeding initiated by Indemnitee against the Company or its directors, officers, employees or other Indemnitees.

The Company will advance, to the extent not prohibited by law, the expenses incurred by the Indemnitee in connection with any proceeding. The Indemnification Agreement provides procedures for determining the Indemnitee’s entitlement to indemnification and advancement of expenses in the event of a claim.   The Indemnitee is required to deliver to the Company a written affirmation of the Indemnitee’s good faith belief that the standard of conduct necessary for indemnification by the Company as authorized by law has been met and a written undertaking to reimburse any expenses if it shall ultimately be established that the standard of conduct has not been met.

To the fullest extent permitted by applicable law, if the indemnification provided for in the Indemnification Agreement is unavailable to the Indemnitee for any reason, then the Company, in lieu of indemnifying and holding harmless the Indemnitee, shall pay the entire amount of Losses incurred by the Indemnitee in connection with any proceeding without requiring the Indemnitee to contribute to such payment, and the Company further waives and relinquishes any right of contribution it may have at any time against the Indemnitee. The Company shall not enter into any settlement of any proceeding in which the Company is jointly liable with the Indemnitee (or would be if joined in such proceeding) unless such settlement provides for a full and final release of all claims asserted against the Indemnitee. Furthermore, the Company agrees to fully indemnify and hold harmless the Indemnitee from any claims for contribution which may be brought by officers, directors or employees of the Company other than the Indemnitee who may be jointly liable with the Indemnitee.

A copy of the form of the Indemnification Agreement is attached as Exhibit 10.16 to this report. The foregoing is a brief description of the terms and conditions of the Indemnification Agreement that are material to the Company and is qualified in its entirety by reference to Exhibit 10.16 hereto, which is incorporated by reference herein.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 12, 2009.

Information with respect to the Executive Officers of the Registrant follows Part I, Item 4 of this annual report on Form 10-K.

On June 11, 2008, the Company’s Chief Executive Officer submitted to the New York Stock Exchange (the "NYSE") the annual certification required by Section 303A.12 (a) of the NYSE Company Manual.  In addition, the Company has filed with the Securities and Exchange Commission as exhibits to this Form 10-K the certifications, required pursuant to Section 302 of the Sarbanes-Oxley Act, of its Chief Executive Officer and Chief Financial Officer relating to the quality of its public disclosure.

If the Company makes any substantive amendments to its Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, from a provision of the Code to the Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer, the Company will disclose the nature of the amendment or waiver on its website or in a report on Form 8-K.

Item 11.  Executive Compensation

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 12, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 12, 2009.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 12, 2009.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 12, 2009.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements – The following consolidated financial information is included as a separate section of this annual report on Form 10-K.		Form10-K Report Page

	Report of Independent Registered Public Accounting Firm		73

	Consolidated Financial Statements

	Consolidated Balance Sheets as of December 31, 2008 and 2007		74

	Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006		75

	Consolidated Statements of Comprehensive Income for the years ended December 31, 2008, 2007 and 2006		76

	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006		77

	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006		78

	Notes to Consolidated Financial Statements		79

	2. Financial Statement Schedules -

	Schedule II -	Valuation and Qualifying Accounts	127
	Schedule III -	Real Estate and Accumulated Depreciation	128
	Schedule IV -	Mortgage Loans on Real Estate	144

	All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

	3. Exhibits -

	The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.		145

INDEX TO EXHIBITS

Exhibits		Form 10-K Page

2.1 –	Form of Plan of Reorganization of Kimco Realty Corporation [Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-11 No. 33-42588].

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

3.1(ii) –

Articles Supplementary relating to the 8 1/2% Class B Cumulative Redeemable Preferred Stock, par value $1.00 per share, of the Company, dated July 25, 1995. [Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (file #1-10899) the "1995 Form 10-K")].

3.1(iii) –

Articles Supplementary relating to the 8 3/8% Class C Cumulative Redeemable Preferred Stock, par value $1.00 per share, of the Company, dated April 9, 1996  [Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report  on Form 10-K for the year ended December 31, 1996].

3.1(iv) –

Articles Supplementary relating to the 7 1/2% Class D Cumulative Convertible Preferred Stock, par value $1.00 per share, of the Company [Incorporated by reference to Exhibit A of Annex A of the Company's and The Price REIT, Inc.'s Joint Proxy Statement/Prospectus on Form S-4 filed  May 14, 1998].

3.1(v) –

Articles Supplementary relating to the Class E Floating Rate Cumulative Preferred Stock, par value $1.00 per share, of the Company [Incorporated by reference to Exhibit B of Exhibit 4(a) of the Company’s Current Report on  Form 8-K dated June 4, 1998].

3.1(vi) –

Articles Supplementary relating to the 6.65% Class F Cumulative Redeemable Preferred Stock, par value $1.00 per share, of the Company, dated May 7, 2003 [Incorporated by reference to the Company’s filing on Form 8-A dated June 3, 2003].

3.1(vii) –

Articles Supplementary relating to the 7.75% Class G Cumulative Redeemable Preferred Stock, par value $1.00 per share, of the Company, dated October 2, 2007 [Incorporated by reference to the Company’s filing on Form 8-A12B dated October 9, 2007].

*3.2 –	Amended and Restated By-laws of the Company dated February 25, 2009.	145

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

4.4 –	First Supplemental Indenture, dated as of August 4, 1994. [Incorporated by reference to Exhibit 4.6 to the 1995 Form 10-K.]

4.5 –	Second Supplemental Indenture, dated as of April 7, 1995 [Incorporated by reference to Exhibit 4(a) to the Company's Current Report on Form 8-K dated April 7, 1995 (the "April 1995 8-K")].

4.6 –	Form of Medium-Term Note (Fixed Rate) [Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”)].

4.7 –	Form of Medium-Term Note (Floating Rate) [Incorporated by reference to Exhibit 4.7 to the 2001 Form 10-K].

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

4.10 –

Fifth Supplemental Indenture, dated as of October 31, 2006, among Kimco Realty Corporation, Pan Pacific Retail Properties, Inc. and Bank of New York Trust Company, N.A., as trustee [Incorporated by reference to Exhibit 4.1 to the Company’s   Current Report on Form 8-K dated November 3, 2006 (the “November 2006 8-K”)].

4.11 –

First Supplemental Indenture, dated as of October 31, 2006, among Kimco Realty Corporation, Pan Pacific Retail Properties, Inc. and Bank of New York Trust Company, N.A., as trustee [Incorporated by reference to Exhibit 4.2 to the November 2006 8-K].

4.12 –

First Supplemental Indenture, dated as of June 2, 2006, among Kimco North Trust III, Kimco Realty Corporation, as Guarantor and BNY Trust Company of Canada, as trustee. [Incorporated by reference to Exhibit 4.12 to the Company’s  Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”)].

4.13 –

Second Supplemental Indenture, dated as of August 16, 2006, among Kimco North Trust III, Kimco Realty Corporation, as Guarantor and BNY Trust Company of Canada, as trustee. [Incorporated by reference to Exhibit 4.13 to the 2006 Form 10-K].

10.1 –	Management Agreement between the Company and KC Holdings, Inc. [Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11 No. 33-47915].

10.2 –	Amended and Restated Stock Option Plan [Incorporated by reference to Exhibit 10.3 to the 1995 Form 10-K].

10.3 –

CAD $150,000,000 Credit Agreement dated September 21, 2004, among Kimco North Trust I, North Trust II, North Trust III, North Trust V, North Trust VI, Kimco North Loan Trust IV, Kimco Realty Corporation, the Several Lenders from Time-to-Time Parties Hereto, Royal Bank of Canada, as Issuing Lender and Administrative Agent, The Bank of Nova Scotia and Bank of America, N.A., as Syndication Agents, Canadian Imperial Bank of Commerce as Documentation Agent and RBC Capital Markets, as Bookrunner and Lead Arranger [Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K dated September 21, 2004].

10.4 –

CAD $250,000,000 Amended and Restated Credit Facility dated March 31, 2005, with Royal Bank of Canada, as Issuing Lender and Administrative Agent and various lenders [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 31, 2005].

INDEX TO EXHIBITS (continued)

Exhibits		Form 10-K Page

10.5 –	CAD $250,000,000 Amended and Restated Credit Facility dated January 25, 2006, with Royal Bank of Canada, as Issuing Lender and Administrative Agent and various lenders.

10.6 –

$1.5 Billion Credit Agreement, dated as of October 25, 2007, among Kimco Realty Corporation, the subsidiaries of Kimco from time-to-time parties thereto, the several banks, financial institutions and other entities from time-to-time parties thereto, Bank of America, N.A., the Bank of Nova Scotia, New York Agency, and Wachovia Bank, National Association, as Syndication Agents, UBS Securities, LLC, Deutsche Bank Securities, Inc., Royal Bank of Canada and the Royal Bank of Scotland PLC, as Documentation Agents, the Bank of Tokyo-Mitsubishi UFJ, Ltd., Citicorp North America, Inc., Merrill Lynch Bank USA, Morgan Stanley Bank, Regions Bank, Sumitomo Mitsui Banking Corporation and U.S. Bank National Association, as Managing Agents, The Bank of New York, Barclays Bank PLC, Eurohypo AG New York Branch, Suntrust Bank and Wells Fargo Bank National Association, as Co-Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent for the lenders thereunder.  [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 25, 2007].

10.7 –

Employment Agreement between Kimco Realty Corporation and David B. Henry, dated March 8, 2007. [Incorporated by reference to Exhibit 10.1 to the  Company’s Current Report on Form 8-K dated March 21, 2007].

10.8 –

CAD $250,000,000 Amended and Restated Credit Facility dated January 11, 2008, with Royal Bank of Canada as Issuing Lender and Administrative Agent and various lenders.  [Incorporated by reference to Exhibit 10.17 to the Company’s 2007 Form 10-K].

*10.9–	Second Amended and Restated 1998 Equity Participation Plan of Kimco Realty Corporation (restated February 25, 2009).	160

10.10–

Employment Agreement between Kimco Realty Corporation and Michael V. Pappagallo dated November 3, 2008.  [Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 10, 2008].

10.11–

Letter Agreement dated November 3, 2008 and Employment Agreement dated November 3, 2008 between Kimco Realty Corporation and David R. Lukes.  [Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 10, 2008].

10.12–

Agreement and General Release between Kimco Realty Corporation and Jerald Friedman dated November 3, 2008.  [Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 10, 2008].

10.13–

Amendment to Employment Agreement between Kimco Realty Corporation and David B. Henry dated December 17, 2008.  [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 7, 2009 (the “January 2009 8-K”].

10.14–	Amendment to Employment Agreement between Kimco Realty Corporation and Michael V. Pappagallo dated December 17, 2008. [Incorporated by reference to Exhibit 10.2 to the January 2009 8-K].

10.15–	Amendment to Employment Agreement between Kimco Realty Corporation and David R. Lukes dated December 17, 2008. [Incorporated by reference to Exhibit 10.3 to the January 2009 8-K].

*10.16–	Form of Indemnification Agreement. Filed herewith as Exhibit 99.1	182

*10.17–	Employment Agreement between Kimco Realty Corporation and Glenn G. Cohen dated February 25, 2009. Filed herewith as Exhibit 99.2	195

INDEX TO EXHIBITS (continued)

Exhibits		Form 10-K Page

*10.18–	$650 Million Credit Agreement, dated as of August 26, 2008, among PK Sale LLC, as borrower, PRK Holdings I LLC, PRK Holdings II LLC and PK Holdings III LLC, as guarantors, Kimco Realty Corporation, as guarantor, the lenders party hereto from time to time, JP Morgan Chase Bank, N.A., as Administrative Agent and Wachiovia Bank, National Association, The Bank Of Nova Scotia, as Syndication Agents Bank of America, N.A., as Co-Syndication Agents, Wells Fargo Bank, National Association and Royal Bank of Canada, as Co-Documentation Agents. Filed herewith as Exhibit 99.3	210

*10.19–	1 billion MXP Credit Agreement, dated as of March 3, 2008, among KRC Mexico Acquisition, LLC, as borrower, Kimco Realty Corporation, as guarantor, and Scotiabank Inverlat, S.A., Institucio De Banca Multiple, Grupo Financiero Scotiabank Inverlat, as lender. Filed herewith as Exhibit 99.4	298

*12.1 –	Computation of Ratio of Earnings to Fixed Charges	397

*12.2 –	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	398

*21.1 –	Subsidiaries of the Company	399

*23.1 –	Consent of PricewaterhouseCoopers LLP	408

*31.1 –	Certification of the Company’s Chief Executive Officer, Milton Cooper, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	409

*31.2 –	Certification of the Company’s Chief Financial Officer, Michael V. Pappagallo, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	410

*32.1 –	Certification of the Company’s Chief Executive Officer, Milton Cooper, and the Company’s Chief Financial Officer, Michael V. Pappagallo, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	411

______________

*

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMCO REALTY CORPORATION

(Registrant)

By:

/s/ Milton Cooper

Milton Cooper

Chief Executive Officer

Dated:

February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Milton Cooper	Chairman of the Board of Directors and	February 26, 2009
Milton Cooper	Chief Executive Officer

/s/ David B. Henry	Vice Chairman of the Board of Directors	February 26, 2009
David B. Henry	and Chief Investment Officer

/s/ David R. Lukes	Chief Operating Officer	February 26, 2009
David R. Lukes

/s/ Michael J. Flynn	Director	February 26, 2009
Michael J. Flynn

/s/ Richard G. Dooley	Director	February 26, 2009
Richard G. Dooley

/s/ Joe Grills	Director	February 26, 2009
Joe Grills

/s/ F. Patrick Hughes	Director	February 26, 2009
F. Patrick Hughes

/s/ Frank Lourenso	Director	February 26, 2009
Frank Lourenso

/s/ Richard Saltzman	Director	February 26, 2009
Richard Saltzman

/s/ Philip Coviello	Director	February 26, 2009
Philip Coviello

/s/ Michael V. Pappagallo	Executive Vice President -	February 26, 2009
Michael V. Pappagallo	Chief Financial Officer and
Chief Administrative Officer

/s/ Glenn G. Cohen	Senior Vice President -	February 26, 2009
Glenn G. Cohen	Treasurer and
Chief Accounting Officer

/s/ Paul Westbrook	Director of Accounting	February 26, 2009
Paul Westbrook

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15 (a) (1) and (2)

INDEX TO FINANCIAL STATEMENTS

AND

FINANCIAL STATEMENT SCHEDULES

		Form10-K Page

KIMCO REALTY CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm		73

Consolidated Financial Statements and Financial Statement Schedules:

Consolidated Balance Sheets as of December 31, 2008 and 2007		74

Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006		75

Consolidated Statements of Comprehensive Income for the years ended December 31, 2008, 2007 and 2006		76

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008, 2007 and 2006		77

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006		78

Notes to Consolidated Financial Statements		79

Financial Statement Schedules:

II.	Valuation and Qualifying Accounts	127
III.	Real Estate and Accumulated Depreciation	128
IV.	Mortgage Loans on Real Estate	144

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Kimco Realty Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kimco Realty Corporation and its Subsidiaries (collectively, the "Company") at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 26, 2009

KIMCO REALTY CORPORATION AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

 (in thousands, except share information)

	December 31,	December 31,
	2008	2007
Assets:
Real Estate
Rental property
Land	$1,395,645	$1,262,879
Building and improvements	5,454,296	4,917,750
	6,849,941	6,180,629
Less, accumulated depreciation and amortization	1,159,664	977,444
	5,690,277	5,203,185
Real estate under development	968,975	1,144,406
Real estate, net	6,659,252	6,347,591
Investments and advances in real estate joint ventures	1,161,382	1,246,917
Other real estate investments	566,324	615,016
Mortgages and other financing receivables	181,992	153,847
Cash and cash equivalents	136,177	87,499
Marketable securities	258,174	212,988
Accounts and notes receivable	97,702	88,017
Deferred charges and prepaid expenses	122,481	121,690
Other assets	213,663	224,251
Total assets	$9,397,147	$9,097,816

Liabilities & Stockholders' Equity:
Notes payable	$3,440,818	$3,131,765
Mortgages payable	847,491	838,736
Construction loans payable	268,337	245,914
Accounts payable and accrued expenses	151,241	161,526
Dividends payable	131,097	112,052
Other liabilities	237,577	265,090
Total liabilities	5,076,561	4,755,083
Minority interests	345,240	448,159
Commitments and contingencies

Stockholders' equity:
Preferred Stock , $1.00 par value, authorized 3,232,000 shares
Class F Preferred Stock, $1.00 par value, authorized 700,000 shares	700	700
Issued and outstanding 700,000 shares
Aggregate liquidation preference $175,000
Class G Preferred Stock, $1.00 par value, authorized 184,000 shares	184	184
Issued and outstanding 184,000 shares
Aggregate liquidation preference $460,000
Common stock, $.01 par value, authorized 750,000,000 shares
Issued 271,080,525 and 253,350,144 shares; outstanding 271,080,525 and 252,803,564, respectively.	2,711	2,528
Paid-in capital	4,217,806	3,677,509
Retained earnings/(cumulative distributions in excess of net income)	(58,162)	180,005
	4,163,239	3,860,926
Accumulated other comprehensive income	(187,893)	33,648
Total stockholders' equity	3,975,346	3,894,574
Total liabilities and stockholders' equity	$9,397,147	$9,097,816

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended  2008, 2007 and 2006

(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues from rental property	$758,704	$674,534	$580,551
Rental property expenses:
Rent	(13,367)	(12,131)	(11,531)
Real estate taxes	(98,005)	(82,508)	(73,622)
Operating and maintenance	(104,698)	(89,098)	(71,974)
Mortgage and other financing income	18,333	14,197	18,816
Management and other fee income	47,666	54,844	40,684
Depreciation and amortization	(204,310)	(188,063)	(137,820)
General and administrative expenses	(117,879)	(103,882)	(76,519)
Interest, dividends and other investment income	56,119	36,238	55,817
Other (expense)/income, net	(2,208)	(10,550)	8,932
Interest expense	(212,591)	(213,086)	(170,079)
Income from continuing operations before income taxes, income from other real estate investments, equity in income of joint ventures, minority interests in income, gain on sale of development properties
and impairments	127,764	80,495	163,255
Benefit/(provision) for income taxes	(3,542)	42,372	(4,387)
Income from other real estate investments	86,643	78,524	77,062
Equity in income of joint ventures, net	132,208	173,362	105,525
Minority interests in income, net	(26,832)	(34,251)	(26,246)
Gain on sale of development properties,
net of tax of $14,626, $16,040 and $12,155, respectively	21,939	24,059	25,121
Impairments:
Property carrying values,
net of tax benefit of $5,445, $3,400 and $0, respectively and minority interests	(6,557)	(5,100)	-
Marketable equity securities & other equity investments,
net of tax benefit of $25,697, $2,118 and $0, respectively	(92,719)	(3,178)	-
Investments in real estate joint ventures	(15,500)	-
Income from continuing operations	223,404	356,283	340,330
Discontinued operations:
Income from discontinued operating properties	6,577	35,608	16,352
Minority interests in income	(1,281)	(5,740)	(1,504)
Loss on operating properties held for sale/sold	(598)	(1,832)	(1,421)
Gain on disposition of operating properties, net of tax	20,018	5,538	72,042
Income from discontinued operations	24,716	33,574	85,469
Gain on transfer of operating properties	1,195	-	1,394
Gain on sale of operating properties, net of tax	587	2,708	1,066
Total gain on transfer or sale of operating properties, net of tax	1,782	2,708	2,460
Income before extraordinary item	249,902	392,565	428,259
Extraordinary gain from joint venture resulting from purchase price
allocation, net of tax and minority interest	-	50,265	-
Net income	249,902	442,830	428,259
Preferred stock dividends	(47,288)	(19,659)	(11,638)
Net income available to common shareholders	$202,614	$423,171	$416,621
Per common share:
Income from continuing operations:
-Basic	$0.69	$1.35	$1.38
-Diluted	$0.69	$1.32	$1.35
Net income :
-Basic	$0.79	$1.68	$1.74
-Diluted	$0.78	$1.65	$1.70
Weighted average shares:
-Basic	257,811	252,129	239,552
-Diluted	258,843	257,058	244,615

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,

	2008	2007	2006

Net income	$249,902	$442,830	$428,259
Other comprehensive income:
Change in unrealized loss on marketable securities	(71,535)	(25,803)	(26,467)
Change in unrealized loss on interest rate swaps	(170)	(176)	-
Change in unrealized gain/(loss) on foreign currency hedge agreements	-	(1,294)	143
Change in foreign currency translation adjustment	(149,836)	15,696	2,503

Other comprehensive income	(221,541)	(11,577)	(23,821)

Comprehensive income	$28,361	$431,253	$404,438

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands, except per share information)

					Paid-in Capital	Retained Earnings / (Cumulative Distributions in Excess of Net Income)	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Preferred Stock		Common Stock
	Issued	Amount	Issued	Amount
Balance, January 1, 2006	700	$700	228,059	$2,281	$2,255,332	$59,855	$69,046	$2,387,214

Net income						428,259		428,259
Dividends ($1.38 per common share; $1.6625
Class F Depositary Share, respectively)						(347,605)		(347,605)
Issuance of common stock			20,614	206	870,465			870,671
Exercise of common stock options			2,197	22	42,007			42,029
Amortization of stock option expense					10,212			10,212
Other comprehensive income							(23,821)	(23,821)

Balance, December 31, 2006	700	700	250,870	2,509	3,178,016	140,509	45,225	3,366,959

Net income						442,830		442,830
Dividends ($1.52 per common share; $1.6625
Class F Depositary Share, and $.4359 per
Class G share, respectively)						(403,334)		(403,334)
Issuance of common stock			50	1	2,413			2,414
Exercise of common stock options			1,884	18	40,546			40,564
Issuance of Class G Preferred Stock	184	184			444,283			444,467
Amortization of stock option expense					12,251			12,251
Other comprehensive income							(11,577)	(11,577)

Balance, December 31, 2007	884	884	252,804	2,528	3,677,509	180,005	33,648	3,894,574

Net income						249,902		249,902
Dividends ($1.64 per common share; $1.6625
Class F Depositary Share, and $1.9375 per
Class G share, respectively)						(488,069)		(488,069)
Issuance of common stock			16,391	164	486,709			486,873
Exercise of common stock options			1,886	19	41,330			41,349
Amortization of stock option expense					12,258			12,258
Other comprehensive income							(221,541)	(221,541)

Balance, December 31, 2008	884	$884	271,081	$2,711	$4,217,806	$(58,162)	$(187,893)	$3,975,346

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flow from operating activities:
Net income	$249,902	$442,830	$428,259
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	206,518	191,270	144,767
Extraordinary item	-	(50,265)	-
Loss on operating properties held for sale/sold/transferred	598	1,832	1,421
Impairment charges	147,529	8,500	-
Gain on sale of development properties	(36,565)	(40,099)	(37,276)
Gain on sale/transfer of operating properties	(21,800)	(9,800)	(77,300)
Minority interests in income of partnerships, net	26,502	39,992	27,751
Equity in income of joint ventures, net	(132,208)	(173,363)	(106,930)
Income from other real estate investments	(79,099)	(64,046)	(54,494)
Distributions from joint ventures	261,993	403,032	152,099
Cash retained from excess tax benefits	(1,958)	(2,471)	(2,926)
Change in accounts and notes receivable	(9,704)	(4,876)	(17,778)
Change in accounts payable and accrued expenses	(1,983)	1,361	38,619
Change in other operating assets and liabilities	(42,126)	(77,908)	(40,643)
Net cash flow provided by operating activities	567,599	665,989	455,569
Cash flow from investing activities:
Acquisition of and improvements to operating real estate	(266,198)	(1,077,202)	(547,001)
Acquisition of and improvements to real estate under development	(388,991)	(640,934)	(619,083)
Investment in marketable securities	(263,985)	(55,235)	(86,463)
Proceeds from sale of marketable securities	52,427	35,525	83,832
Proceeds from transferred operating/development properties	32,400	69,869	1,186,851
Investments and advances to real estate joint ventures	(219,913)	(413,172)	(472,666)
Reimbursements of advances to real estate joint ventures	118,742	293,537	183,368
Other real estate investments	(77,455)	(192,890)	(254,245)
Reimbursements of advances to other real estate investments	71,762	87,925	74,677
Investment in mortgage loans receivable	(68,908)	(97,592)	(154,894)
Collection of mortgage loans receivable	54,717	94,720	125,003
Other investments	(25,466)	(26,688)	(123,609)
Reimbursements of other investments	23,254	55,361	16,113
Settlement of net investment hedges	-	-	(953)
Proceeds from sale of operating properties	120,729	59,450	110,404
Proceeds from sale of development properties	55,535	299,715	232,445
Net cash flow used for investing activities	(781,350)	(1,507,611)	(246,221)
Cash flow from financing activities:
Principal payments on debt, excluding
normal amortization of rental property debt	(88,841)	(82,337)	(61,758)
Principal payments on rental property debt	(14,047)	(14,014)	(11,062)
Principal payments on construction loan financings	(30,814)	(78,295)	(79,399)
Proceeds from mortgage/construction loan financings	76,025	413,488	174,087
Borrowings under unsecured credit facilities	812,329	627,369	317,661
Repayment of borrowings under unsecured revolving credit facilities	(281,056)	(343,553)	(653,219)
Proceeds from issuance of unsecured senior notes	-	300,000	478,947
Repayment of unsecured senior notes	(125,000)	(250,000)	(185,000)
Financing origination costs	(3,300)	(10,819)	(11,442)
Redemption of minority interests in real estate partnerships	(66,803)	(80,972)	(31,554)
Dividends paid	(469,024)	(384,502)	(332,552)
Cash retained from excess tax benefits	1,958	2,471	2,926
Proceeds from issuance of stock	451,002	485,220	451,809
Net cash flow provided by financing activities	262,429	584,056	59,444
Change in cash and cash equivalents	48,678	(257,566)	268,792
Cash and cash equivalents, beginning of year	87,499	345,065	76,273
Cash and cash equivalents, end of year	$136,177	$87,499	$345,065
Interest paid during the year (net of capitalized interest
of $28,753, $25,505 and $22,741, respectively)	$217,629	$215,121	$153,664
Income taxes paid during the year	$29,652	$14,292	$9,350

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

Additionally, in connection with the Tax Relief Extension Act of 1999 (the "RMA"), which became effective January 1, 2001, the Company is permitted to participate in activities which it was precluded from previously in order to maintain its qualification as a Real Estate Investment Trust ("REIT"), so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code, as amended (the "Code"), subject to certain limitations.  As such, the Company, through its taxable REIT subsidiaries, is engaged in various retail real estate related opportunities including (i) merchant building through its wholly-owned taxable REIT subsidiaries(“TRS”), which are primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) retail real estate advisory and disposition services which primarily focuses on leasing and disposition strategies of retail real estate controlled by both healthy and distressed and/or bankrupt retailers and (iii) acting as an agent or principal in connection with tax deferred exchange transactions.

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property and a large tenant base.  At December 31, 2008, the Company's single largest neighborhood and community shopping center accounted for only 1.0% of the Company's annualized base rental revenues and only 0.9% of the Company’s total shopping center gross leasable area ("GLA").  At December 31, 2008, the Company’s five largest tenants were The Home Depot, TJX Companies, Sears Holdings, Kohl’s and Wal-Mart, which represented approximately 3.3%, 2.8%, 2.5%, 2.2% and 1.8%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

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

GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period.  The most significant assumptions and estimates relate to the valuation of real estate and related intangible assets and liabilities, the assessment of impairments of real estate and related intangible assets and liabilities,

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

equity method investments, marketable securities and other investments, as well as, depreciable lives, revenue recognition, the collectability of trade accounts receivable and the realizability of deferred tax assets.  Application of these assumptions requires the exercise of judgment as to future uncertainties, and, as a result, actual results could differ from these estimates.

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

The acquisitions of minority interests, through the redemption of redeemable units, for shares of Common Stock are recorded under the purchase method at the fair market value of the Common Stock on the date of acquisition. The acquisition amounts are allocated to the underlying total assets of the Company based on their estimated fair values.

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

When a real estate asset is identified by management as held-for-sale, the Company ceases depreciation of the asset and estimates the sales price, net of selling costs. If, in management’s opinion, the net sales price of the asset is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property.

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

In determining the value of in-place leases, management considers current market conditions and costs to execute similar leases in arriving at an estimate of the carrying costs during the expected lease-up period from vacant to existing occupancy. In estimating carrying costs, management includes real estate taxes, insurance, other operating expenses, estimates of lost rental revenue during the expected lease-up periods and costs to execute similar leases including leasing commissions, legal and other related costs based on current market demand.  In estimating the value of tenant relationships, management considers the nature and extent of the existing tenant relationship, the expectation of lease renewals, growth prospects and tenant credit quality, among other factors.  The value assigned to in-place leases and tenant relationships is amortized over the estimated remaining term of the leases.  If a lease were to be terminated prior to its scheduled expiration, all unamortized costs relating to that lease would be written off.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company’s joint ventures and other real estate investments primarily consist of co-investments with institutional and other joint venture partners in neighborhood and community shopping center properties, consistent with its core business. These joint ventures typically obtain non-recourse third-party financing on their property investments, thus contractually limiting the Company’s exposure to losses primarily to the amount of its equity investment; and due to the lender’s exposure to losses, a lender typically will require a minimum level of equity in order to mitigate its risk.  The Company’s exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments. The Company, on a selective basis, obtains unsecured financing for certain joint ventures.  These unsecured financings are guaranteed by the Company with guarantees from the joint venture partners for their proportionate amounts of any guaranty payment the Company is obligated to make.

On a continuous basis, management assesses whether there are any indicators, including the underlying investment property operating performance and general market conditions, that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other-than-temporary.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.

The Company’s estimated fair values are based upon a discounted cash flow model for each specific property that includes all estimated cash inflows and outflows over a specified holding period. Capitalization rates and discount rates utilized in these models are based upon rates that the Company believes to be within a reasonable range of current market rates for each respective property.

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

On a continuous basis, management assesses whether there are any indicators, including the underlying investment property operating performance and general market conditions, that the value of the Company’s Other real estate investments may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other-than-temporary.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.

The Company’s estimated fair values are based upon a discounted cash flow model for each specific property that includes all estimated cash inflows and outflows over a specified holding period. Capitalization rates and discount rates utilized in these models are based upon rates that the Company believes to be within a reasonable range of current market rates for each respective property.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Cash and Cash Equivalents

Cash and cash equivalents (demand deposits in banks, commercial paper and certificates of deposit with original maturities of three months or less) includes tenants' security deposits, escrowed funds and other restricted deposits approximating $12.5 million and $6.7 million for the years ended December 31, 2008 and 2007, respectively.

Cash and cash equivalent balances may, at a limited number of banks and financial institutions, exceed insurable amounts. The Company believes it mitigates risk by investing in or through major financial institutions and primarily in funds that are currently U.S. federal government insured.  Recoverability of investments is dependent upon the performance of the issuers.

Marketable Securities

The Company classifies its existing marketable equity securities as available-for-sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  These securities are carried at fair market value with unrealized gains and losses reported in stockholders’ equity as a component of Accumulated other comprehensive income ("OCI"). Gains or losses on securities sold are based on the specific identification method.

All debt securities are generally classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity.  Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Debt securities which contain conversion features are generally classified as available-for-sale.

On a continuous basis, management assesses whether there are any indicators that the value of the Company’s marketable securities may be impaired.  A marketable security is impaired if the fair value of the security is less than the carrying value of the security and such difference is deemed to be other-than-temporary.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the security over the estimated fair value in the security.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

Foreign Currency Translation and Transactions

Assets and liabilities of the Company’s foreign operations are translated using year-end exchange rates, and revenues and expenses are translated using exchange rates as determined throughout the year.  Gains or losses resulting from translation are included in OCI, as a separate component of the Company’s stockholders’ equity.  Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions.  The effect of the transactions gain or loss is included in the caption Other income, net in the Consolidated Statements of Income.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

Earnings Per Share

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

	2008	2007	2006
Computation of Basic Earnings Per Share:
Income from continuing operations before extraordinary gain	$ 223,404	$ 356,283	$ 340,330
Gain on transfer of operating properties	1,195	-	1,394
Gain on sale of operating properties, net of tax	587	2,708	1,066
Preferred stock dividends	(47,288)	(19,659)	(11,638)
Income from continuing operations before extraordinary gain applicable to common shares	177,898	339,332	331,152
Income from discontinued operations	24,716	33,574	85,469
Extraordinary gain	-	50,265	-
Net income applicable to common shares	$ 202,614	$ 423,171	$ 416,621
Weighted average common shares outstanding	257,811	252,129	239,552
Basic Earnings Per Share:
Income from continuing operations before extraordinary gain	$ 0.69	$ 1.35	$ 1.38
Income from discontinued operations	0.10	0.13	0.36
Extraordinary gain	-	0.20	-
Net income	$ 0.79	$ 1.68	$ 1.74

Computation of Diluted Earnings Per Share:
Income from continuing operations before extraordinary gain applicable to common shares	$ 177,898	$ 339,332	$ 331,152
Distributions on convertible units (a)	18	-	-
Income from continuing operations for diluted earnings per share	177,916	339,332	331,152
Income from discontinued operations	24,716	33,574	85,469
Extraordinary gain	-	50,265	-
Net income for diluted earnings per common share	$ 202,632	$ 423,171	$ 416,621
Weighted average common shares outstanding – Basic	257,811	252,129	239,552
Effect of dilutive securities:
Stock options/deferred stock awards	999	4,929	5,063
Assumed conversion of convertible units (a)	33	-	-
Shares for diluted earnings per common share	258,843	257,058	244,615
Diluted Earnings Per Share:
Income from continuing operations before extraordinary gain	$ 0.69	$ 1.32	$ 1.35
Income from discontinued operations	0.09	0.13	0.35
Extraordinary gain	-	0.20	-
Net income	$ 0.78	$ 1.65	$ 1.70

(a)

The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Income from continuing operations before extraordinary gain per share.  Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations.

In addition, there were approximately 13,731,767,  3,017,400, and 71,250, stock options that were anti-dilutive as of December 31, 2008, 2007 and 2006, respectively.

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

The Company accounts for stock options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS 123R requires that all share based payments to employees, including grants of employee stock options, be recognized in the statement of operations over the service period based on their fair values. Fair value is determined using the Black-Scholes option pricing formula, intended to estimate the fair value of the awards at the grant date. (See footnote 21 for additional disclosure on the assumptions and methodology.)

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  During February 2008, the FASB issued two Staff Positions that (i) partially deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (ii) removed certain leasing transactions from the scope of SFAS No. 157.  The impact of partially adopting SFAS No. 157 did not have a material impact on the Company’s financial position or results of operations.  (See footnote 15 for additional disclosure).

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The impact of adopting SFAS No. 159 did not have a material impact on the Company’s financial position or results of operations, as the Company did not elect the fair value option for its financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). The objective of this statement is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination and (iv) requires expensing of transaction costs associated with a business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.  The impact the adoption of SFAS No. 141(R) will have on the Company’s financial position and results of operations will be dependent upon the volume of business combinations entered into by the Company.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained non-controlling equity investment in the

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The objective of the guidance is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. FAS 160 is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The impact the adoption of SFAS No. 160 will have on the Company’s financial position and results of operations, will be dependent upon the volume of transactions which will specifically be impacted by this pronouncement.

In March 2008, the FASB issued FAS 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133", (“SFAS No. 161”) which amends and expands the disclosure requirements of FAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008, with early application encouraged.  SFAS No. 161 also encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s disclosures.

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

In December 2008, the FASB issued FSP FAS 140-4 and FIN46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, which promptly improves disclosures by public companies until the pending amendments to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”), and FIN 46(R), are finalized and approved by the Board. The FSP amends SFAS No. 140 to require public companies to provide additional disclosures about transfers of financial assets and variable interests in qualifying special-purpose entities. It also amends FIN 46(R) to require public companies to provide additional disclosures about their involvement with variable interest entities. This FSP is effective for reporting periods ending after December 15, 2008. (See footnotes 3, 7 and 8 for additional disclosure).

Reclassifications

Certain reclassifications have been made to the 2007 balances to conform to the 2008 presentation.

2.  Real Estate:

The Company’s components of Rental property consist of the following (in thousands):

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	December 31,
	2008	2007
Land	$1,395,645	$1,262,879
Buildings and improvements
Buildings	3,847,544	3,559,465
Building improvements	692,040	566,720
Tenant improvements	633,883	549,490
Fixtures and leasehold improvements	35,377	33,932
Other rental property (1)	245,452	208,143
	6,849,941	6,180,629
Accumulated depreciation and amortization	(1,159,664)	(977,444)

Total	$5,690,277	$5,203,185

(1)

At December 31, 2008 and 2007, Other rental property consisted of intangible assets including $161,556 and $130,598 respectively, of in-place leases, $22,400 and $21,555 respectively, of tenant relationships, and $61,495 and $55,991 respectively, of above-market leases.

In addition, at December 31, 2008 and 2007, the Company had intangible liabilities relating to below-market leases from property acquisitions of approximately $171.4 million and $182.3 million, respectively.  These amounts are included in the caption Other liabilities in the Company’s Consolidated Balance Sheets.

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

Operating Properties

Acquisition of Operating Properties –

During the year December 31, 2008, the Company acquired, in separate transactions, 10 operating properties, comprising an aggregate 1.2 million square feet of a GLA, for an aggregate purchase price of approximately $215.9 million including the assumption of approximately $96.2 million of non-recourse mortgage debt encumbering four of the properties.  Details of these transactions are as follows (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt Assumed	Total	GLA

U.S. Acquisitions:
108 West Germania	Chicago, IL	Jan-08	$ 9,250	$ -	$ 9,250	41
1429 Walnut St	Philadelphia, PA	Jan-08	22,100	6,400	28,500	76
168 North Michigan Ave	Chicago, IL	Jan-08 (1)	13,000	-	13,000	74
118 Market St	Philadelphia, PA	Feb-08 (1)	600	-	600	1
Alison Building	Philadelphia, PA	Apr-08 (1)	15,875	-	15,875	58
Lorden Plaza	Milford, NH	Apr-08	5,650	26,000	31,650	149
East Windsor Village	East Windsor, NJ	May-08 (2)	10,370	19,780	30,150	249
Potomac Run Plaza	Sterling, VA	Sep-08 (5)	21,430	44,046	65,476	361
			98,275	96,226	194,501	1,009

Latin American Acquisitions:
Valinhos	Valinhos, Brazil	Jun-08 (3)	17,384	-	17,384	121
Vicuna Mackenna	Santiago, Chile	Aug-08 (4)	4,025	-	4,025	26

Total	Acquisitions		$ 119,684	$ 96,226	$ 215,910	1,156

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(1)

Property is scheduled for redevelopment.

(2)

The Company acquired this property from a joint venture in which the Company had an approximate 15% non-controlling ownership interest.

(3)

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

(4)

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

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt Assumed	Total	GLA

U.S. Acquisitions:

3 Properties	Various	Jan-07 (1)	$ 22,535	$19,480	$ 42,015	240
Embry Village	Atlanta, GA	Feb-07	46,800	-	46,800	215
Park Place	Morrisville, NC	Mar-07 (2)	10,700	10,700	21,400	170
35 North Third Street	Philadelphia, PA	Mar-07	2,100	-	2,100	2
Cranberry Commons II	Pittsburgh, PA	Mar-07 (3)	1,431	3,108	4,539	17
Lake Grove	Lake Grove, NY	Apr-07 (4)	31,500	-	31,500	158
1628 Walnut St	Philadelphia, PA	Apr-07	3,500	-	3,500	2
2 Properties	Various	Apr-07 (5)	62,800	-	62,800	436
Flagler Park	Miami, FL	Apr-07	95,000	-	95,000	350
2 Properties	Various	May-07 (6)	36,801	16,800	53,601	169
Suburban Square	Ardmore, PA	May-07	215,000	-	215,000	359
1701 Walnut St	Philadelphia, PA	May-07	12,000	-	12,000	15
30 West 21st St	New York, NY	May-07	6,250	18,750	25,000	5
Chatham Plaza	Savannah, GA	June-07	44,600	-	44,600	199
2 Properties	Various	June-07 (7)	16,920	-	16,920	22
Birchwood Portfolio (11 Properties)	Long Island, NY	July-07	92,090	-	92,090	280
493-497 Commonwealth Ave	Boston, MA	July-07	5,650	-	5,650	20
3 Properties	Philadelphia, PA	July-07 (8)	60,890	-	60,890	68
Highlands Square	Clearwater, FL	July-07(9)	4,531	-	4,531	76
Mooresville Crossings	Mooresville, NC	Aug-07	41,000	-	41,000	155
Corona Hills Marketplace	Corona, CA	Aug-07	32,000	-	32,000	149
127-129 Newbury St	Boston, MA	Oct-07	11,600	-	11,600	9
Talavi	Glendale, AZ	Nov-07 (10)	12,500	-	12,500	109
Wayne Plaza	Chambersburg, PA	Nov-07 (2)	6,849	14,289	21,138	132
Rockford Crossing	Rockford, IL	Dec-07 (2)	3,867	11,033	14,900	89
Center at Westbank	Harvey, LA	Dec-07 (2)	11,551	20,149	31,700	182

			890,465	114,309	1,004,774	3,628

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt Assumed	Total	GLA

Latin American Acquisitions:

Waldo’s Mexico Portfolio (17 properties)	Various, Mexico	Mar-07	51,500	-	51,500	488
Gran Plaza Cancun	Mexico	Dec-07	38,909	-	38,909	273

Total	Acquisitions		$980,874	$114,309	$1,095,183	4,389

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

The aggregate purchase price of the above mentioned 2008 and 2007 properties have been allocated to the tangible and intangible assets and liabilities of the properties in accordance with SFAS No. 141, at the date of acquisition, based on evaluation of information and estimates available at such date. As final information regarding the fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation.  The allocations are finalized no later than twelve months from the acquisition date. The total aggregate purchase price was allocated as follows (in thousands):

	2008	2007
Land	$ 55,323	$327,970
Buildings	121,927	625,640
Below Market Rents	(8,926)	(62,802)
Above Market Rents	2,167	13,629
In-Place Leases	6,879	41,281
Other Intangibles	2,739	10,181
Building Improvements	28,589	105,716
Tenant Improvements	7,147	35,897
Mortgage Fair Value Adjustment	65	(2,329)
	$ 215,910	$1,095,183

Included within the Company’s consolidated operating properties are 10 consolidated entities that are VIE’s and for which the Company is the primary beneficiary.   All of these entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties.  These entities were deemed VIE’s primarily  based on the fact that the voting rights of the equity investors is not proportional to their obligation to absorb expected losses or receive the expected residual returns of the entity and substantially all of the entity's activities are conducted on behalf of the investor which has disproportionately few voting rights. The Company determined that it was the primary beneficiary of these VIE’s as a result of its economic ownership percentage which provides that the Company would absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

At December 31, 2008, total assets of these VIE’s were approximately $1.0 billion and total liabilities were approximately $552.9 million, including $323.1 million of non-recourse mortgage debt.  The classification of these assets is primarily within real estate and the classification of liabilities are primarily within mortgages payable and minority interests in the Company’s consolidated balance sheets.

The majority of the operations of these VIE’s are funded with cash flows generated from the properties.  Three of these entities are encumbered by third party non-recourse mortgage debt aggregating approximately $323.1 million.  The Company has not provided financial support to any of these  VIE’s that it was not previously contractually required to provide, which consists primarily of funding any capital expenditures, including tenant improvements, which are deemed necessary to continue to operate the entity and any operating cash shortfalls that the entity may experience.

Ground-Up Development -

The Company is engaged in ground-up development projects which consist of (i) merchant building through the Company’s wholly-owned taxable REIT subsidiaries, which develop neighborhood and community shopping centers and the subsequent sale after completion, (ii) U.S. ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Latin America for long-term investment.  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of December 31, 2008, the Company had in progress a total of 47 ground-up development projects, consisting of 11 merchant building projects, of which seven are anticipated to be substantially complete during the first half of 2009, one U.S. ground-up development project, 29 ground-up development projects located throughout Mexico, three ground-up development projects located in Chile, two ground-up development projects located in Brazil and one ground-up development project located in Peru.

Merchant Building -

During the years 2008, 2007 and 2006, the Company expended approximately $111.9 million, $269.6 million, and $287.0 million, respectively, in connection with the purchase of land and construction costs related to its merchant building projects.  These costs have been funded principally through proceeds from sales of completed projects and construction loans.

Long-term Investment Projects -

During 2008, the Company acquired (i) 5 land parcels located throughout Mexico for an aggregate purchase price of approximately 368.2 million Mexican Pesos (“MXP”) (approximately USD $33.3 million), (ii) one land parcel located in Lima, Peru for a purchase price of approximately 1.9 million Peruvian Nuevo Sol (“PEN”) (approximately USD $0.7 million), (iii) two land parcels located in Chile for a purchase price of approximately 7.9 billion CLP (approximately USD $16.1 million) and (iv) one land parcel located in Hortolandia, Brazil for a purchase price of approximately 7.4 BRL (approximately USD$ 3.2 million).  These nine land parcels will be developed into retail centers aggregating approximately 1.7 million square feet of gross leasable area with a total estimated aggregate project cost of approximately USD $195.5 million.

During 2008, the Company acquired, through an unconsolidated joint venture investment, 11 land parcels, in separate transactions, located in various cities throughout Mexico for an aggregate purchase price of approximately 554.9 million MXP (approximately USD $48.5 million) which will be held for investment or possible future development.

Additionally, during 2008, the Company acquired, through an existing consolidated joint venture, a redevelopment property in Bronx, NY, for a purchase price of approximately $5.2 million.  The property will be redeveloped into a retail center with a total estimated project cost of approximately $17.7 million.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During 2007, the Company acquired, in separate transactions, seven land parcels located in various cities throughout Mexico, for an aggregate purchase price of approximately MXP 865.9 million (approximately USD $78.0 million).  These land parcels will be developed into retail centers aggregating approximately 2.8 million square feet of GLA, with a total estimated aggregate project cost of approximately MXP 2.3 billion (approximately USD $210.2 million).

During 2007, the Company acquired, through an unconsolidated joint venture investment, two land parcels, in separate transactions, located in Mexico for an aggregate purchase price of approximately 184.8 million MXP (approximately USD $16.8 million) which will be held for investment or possible future development.

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

Included within the Company’s ground-up development projects are 18 consolidated entities that are VIE’s and for which the Company is the primary beneficiary. These entities were established to develop real estate property to either hold as a long-term investment or sell after completion.  The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIE’s primarily based on the fact that the equity investment at risk is  not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficary of these VIE’s as a result of its economic ownership percentage which provides that the Company would absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.

At December 31, 2008, total assets of these VIE’s were approximately $353.0 million and total liabilities were approximately $95.0 million, including $46.1 million of construction loans encumbering three of these entities.  The classification of these assets is primarily within real estate and the classification of liabilities are primarily within construction loans payable and minority interests in the Company’s consolidated balance sheets.

The majority of the projected development costs to be funded to these VIE’s, aggregating approximately $82.0 million, will be funded with capital contributions from the Company and when contractually obligated, the outside partner.  Three of these entities have third party construction loans aggregating approximately $46.1 million. The Company has not provided financial support to the VIE that it was not previously contractually required to provide.

Also included within the Company’s ground-up developments are 10 unconsolidated joint ventures, which are VIE’s for which the Company is not the primary beneficiary. These joint ventures were primarily established to develop real estate property for long-term investment.  These entities were deemed VIE’s primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of these VIE’s based on the fact that the Company would receive less than a majority of the entity's expected residual returns or expected losses.

The Company’s aggregate investment in these VIE’s was approximately $127.9 million as of December 31, 2008, which is included in Real estate under development in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with these VIE’s is estimated to be $217.7 million, which primarily represents the Company’s current investment and estimated future funding commitments.  The Company has not provided financial support to these VIE’s that it was not previously contractually required to provide.  All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Kimsouth -

On May 12, 2006, the Company acquired an additional 48% interest in Kimsouth Realty Inc. (“Kimsouth”), a joint venture investment in which the Company had previously held a 44.5% non-controlling interest, for approximately $22.9 million.  As a result of this transaction, the Company’s total ownership increased to 92.5% and the Company became the controlling shareholder.  The Company commenced consolidation of Kimsouth upon the closing date.  The acquisition of the additional 48% ownership interest has been accounted for as a step acquisition with the purchase price being allocated to the identified assets and liabilities of Kimsouth. As of May 12, 2006, Kimsouth consisted of five properties, all of which have been subsequently sold and/or transferred.

As of May 12, 2006, Kimsouth had approximately $133.0 million of net operating loss (“NOL”) carry-forwards, which could be utilized to offset future taxable income of Kimsouth.  The Company evaluated the need for a valuation allowance based on projected taxable income and determined that a valuation allowance of approximately $34.2 million was required.  As such, a purchase price adjustment of $17.5 million was recorded.  As of December 31, 2008, Kimsouth had fully utilized its NOLs.  (See Note 22 for additional information).

During June 2006, Kimsouth contributed approximately $51.0 million, of which $47.2 million or 92.5% was provided by the Company, to fund its 15% non-controlling interest in a newly formed joint venture with an investment group to acquire a portion of Albertson’s Inc.  To maximize investment returns, the investment group’s strategy with respect to this joint venture, includes refinancing, selling selected stores and the enhancement of operations at the remaining stores.  Kimsouth accounts for this investment under the equity method of accounting.  During 2007, this joint venture completed the disposition of certain operating stores and a refinancing of the remaining assets in the joint venture.  As a result of these transactions, Kimsouth received a cash distribution of approximately $148.6 million.  Kimsouth had a remaining capital commitment obligation to fund up to an additional $15.0 million for general purposes.  This amount was included in Other liabilities in the Consolidated Balance Sheets.  During March 2008, the Albertson’s partnership agreement was amended to release the Company of its remaining capital commitment obligation, as a result the Company recognized pre-tax income of $15.0 million from cash received in excess of the Company’s investment.

During 2008, the Albertson’s joint venture disposed of 121 operating properties for an aggregate sales price of approximately $564.0 million, resulting in a gain of approximately $552.3 million, of which Kimsouth’s share was approximately $73.1 million.  During 2008, Kimsouth recognized equity in income from the Albertson’s joint venture of approximately $64.4 million before income taxes, including the $73.1 million of gain and $15.0 million from cash received in excess of the Company’s investment.  As a result of these transactions, Kimsouth fully reduced its deferred tax asset valuation allowance and utilized all of its remaining NOL carryforwards, which provided a tax benefit of approximately $3.1 million.

Additionally, during 2008, the Albertson’s joint venture acquired six operating properties and four leasehold properties for approximately $26.0 million, including the assumption of approximately $5.8 million in non-recourse mortgage debt encumbering one of the properties.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

4.  Dispositions of Real Estate:

Operating Real Estate -

During 2008, the Company disposed of seven operating properties and a portion of four operating properties, in separate transactions, for an aggregate sales price of approximately $73.0 million, which resulted in an aggregate gain of approximately $20.0 million.  In addition, the Company partially recognized deferred gains of approximately $1.2 million on three properties relating to their transfer and partial sale in connection with the Kimco Income Fund II transaction described below.

During 2007, the Company transferred 11 operating properties to a wholly-owned consolidated entity, Kimco Income Fund II (“KIF II”), for an aggregate purchase price of approximately $278.2 million, including non-recourse mortgage debt of $180.9 million, encumbering 11 of the properties.  During 2008, the Company transferred an additional three properties for $73.9 million, including $50.6 million in non-recourse mortgage debt.  During 2008 the Company sold a 26.4% non-controlling ownership interest in the entity to third parties for approximately $32.5 million, which approximated the Company’s cost.  The Company continues to consolidate this entity.

Additionally, during 2008, the Company disposed of an operating property for approximately $21.4 million.  The Company provided seller financing for approximately $3.6 million, which bears interest at 10% per annum and is scheduled to mature on May 1, 2011.  Due to the terms of this financing, the Company has deferred its gain of $3.7 million from this sale.

Additionally, during 2008, a consolidated joint venture in which the Company had a preferred equity investment disposed of a property for a sales price of approximately $35.0 million. As a result of this capital transaction, the Company received approximately $3.5 million of profit participation, before minority interest of approximately $1.1 million.  This profit participation has been recorded as income from other real estate investments and is reflected in Income from discontinued operating properties in the Company’s Consolidated Statements of Income.

During 2008, FNC Realty Corporation (“FNC”), a consolidated entity in which the Company holds a 53% controlling ownership interest, disposed of a property for a sales price of approximately $3.3 million.  This transaction resulted in a pre-tax profit of approximately $2.1 million, before minority interest of $1.0 million. This income has been recorded as Income from other real estate investments in the Company’s Consolidated Statements of Income.

During 2007, the Company (i) disposed of six operating properties and completed partial sales of three operating properties, in separate transactions, for an aggregate sales price of approximately $40.0 million, which resulted in an aggregate net gain of approximately $6.4 million, after income taxes of approximately $1.6 million, and (ii) transferred one operating property, which was acquired in the first quarter of 2007, to a joint venture in which the Company holds a 15% non-controlling ownership interest for an aggregate price of approximately $4.5 million, which represented the net book value.

During 2007, FNC disposed of, in separate transactions, seven properties and completed the partial sale of an additional property for an aggregate sales price of $10.4 million.  These transactions resulted in pre-tax profits of approximately $4.7 million, before minority interest of $3.3 million.

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

Merchant Building –

During 2008, the Company sold, in separate transactions, (i) two completed merchant building projects, (ii) 21 out-parcels, (iii) a partial sale of one project and (iv) a partnership interest in one project for aggregate proceeds of approximately $73.5 million and received approximately $4.1 million of proceeds from completed earn-out requirements on three previously sold merchant building projects.  These sales resulted in gains of approximately $21.9 million, after income taxes of $14.6 million.

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

5.  Adjustment of Property Carrying Values:

During 2008, as part of the Company’s ongoing analysis of its merchant building projects, the Company had determined that for two of its projects, located in Middelburg, FL and Miramar, FL, the estimated recoverable value will not exceed their estimated cost.  This is primarily due to continued adverse changes in local market conditions and the uncertainty of their recovery in the future. As a result, the Company has recorded an aggregate pre-tax adjustment of property carrying value on these projects of $7.9 million, representing the excess of the carrying values of the projects over their estimated fair values. The Company’s estimated fair values are based upon a discounted cash flow model for each specific property that includes all estimated cash inflows and outflows over a specified holding period. Capitalization rates and discount rates utilized in these models are based upon rates that the Company believes to be within a reasonable range of current market rates for each respective property.

During 2007, the Company’s analysis of its merchant building projects resulted in an aggregate pre-tax adjustment of property carrying value for two of its projects, located in Jacksonville, FL and Anchorage, AK, of $8.5 million, representing the excess of the carrying values of the projects over their estimated fair values.  This adjustment was also due to adverse changes in local market conditions and the uncertainty of recovery in the future.

6.  Discontinued Operations and Assets Held for Sale:

The Company reports as discontinued operations assets held-for-sale as of the end of the current period and assets sold during the period.  All results of these discontinued operations are included in a separate component of income on the Consolidated Statements of Income under the caption Discontinued operations.  This has resulted in certain reclassifications of 2008, 2007 and 2006 financial statement amounts.

The components of Income from discontinued operations for each of the three years in the period ended December 31, 2008, are shown below.  These include the results of operations through the date of each respective sale for properties sold during 2008, 2007 and 2006 and a full year of operations for those assets classified as held-for-sale as of December 31, 2008 (in thousands):

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	2008	2007	2006
Discontinued operations:
Revenues from rental property	$ 6,316	$11,468	$28,647
Rental property expenses	(1,031)	(3,783)	(7,092)
Depreciation and amortization	(2,208)	(3,207)	(6,947)
Interest expense	(116)	(597)	(3,188)
Income from other real estate investments	3,451	34,740	3,708
Other income/(expenses)	165	(3,013)	1,224

Income from discontinued operating properties	6,577	35,608	16,352

Provision for income taxes	-	-	(2,096)

Minority interest in income	(1,281)	(5,740)	(1,504)

Loss on operating properties held for sale/sold	(598)	(1,832)	(1,421)

Gain on disposition of operating properties	20,018	5,538	74,138

Income from discontinued operations	$24,716	$33,574	$85,469

During 2008, the Company classified as held-for-sale four shopping center properties comprising approximately 0.2 million square feet of GLA.  The book value of each of these properties, aggregating approximately $16.2 million, net of accumulated depreciation of approximately $11.3 million, did not exceed each of their estimated fair value.  As a result, no adjustment of property carrying value has been recorded. The Company’s determination of the fair value for these properties, aggregating approximately $28.6 million, is based upon executed contracts of sale with third parties less estimated selling costs.  During 2008, the Company reclassified one property previously classified as held-for-sale into held-for-use and completed the sale of two of these properties.

During 2007, the Company classified as held-for-sale ten shopping center properties comprising approximately 0.6 million square feet of GLA.  The book value of each of these properties, aggregating approximately $80.7 million, net of accumulated depreciation of approximately $4.9 million, did not exceed each of their estimated fair values.  As a result, no adjustment of property carrying value has been recorded. The Company’s determination of the fair value for each of these properties, aggregating approximately $116.8 million, is based primarily upon executed contracts of sale with third parties less estimated selling costs.  During 2008 and 2007, the Company completed the sale of seven of these properties and reclassified three properties as held-for-use.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

During August 2008, KimPru entered into a new $650.0 million credit facility which matures in August 2009, with the option to extend for one year and bears interest at a rate of LIBOR plus 1.25%.  KimPru is obligated to pay down a minimum of $165.0 million, among other requirements, in order to exercise the one-year extension option.  The required pay down is expected to be sourced from property sales, other debt financings and/or capital contributions by the partners.  This facility is guaranteed by the Company with a guarantee from PREI to the Company for 85% of any guaranty payment the Company is obligated to make. Proceeds from this new credit facility were used to repay the outstanding balance of $658.7 million under the $1.2 billion credit facility, referred to above, which was scheduled to mature in October 2008 and bore interest at a rate of LIBOR plus 0.45%. As of December 31, 2008, the outstanding balance on the new credit facility was $650.0 million.

During 2008, KimPru sold four operating properties for an aggregate sales price of approximately $45.3 million.  Proceeds from this property sale were used to repay a portion of the outstanding balance on the $1.2 billion credit facility.

During the fourth quarter of 2008, the Company recognized non-cash impairment charges of $15.5 million, against the carrying value of its investment in KimPru, reflecting an other-than-temporary decline in the fair value of its investment resulting from a significant decline in the real estate markets during the fourth quarter of 2008.

In addition to the impairment charges above, the Company recognized impairment charges during 2008 of approximately $11.2 million, before income tax benefit of approximately $4.5 million, relating to certain properties held by an unconsolidated joint venture within the KimPru joint venture that are deemed held-for-sale or were transitioned from held-for-sale to held-for-use properties.

The Company’s estimated fair values relating to the impairment assessments above are based upon discounted cash flow models that include all estimated cash inflows and outflows over a specified holding period. Capitalization rates and discount rates utilized in these models are based upon rates that the Company believes to be within a reasonable range of current market rates for the respective properties.

During 2007, KimPru sold, in separate transactions, 27 operating properties, two of which were sold to the Company and one development property in separate transactions, for an aggregate sales price of approximately $517.0 million.  These sales resulted in an aggregate loss of approximately $2.8 million, of which the Company’s share was approximately $0.4 million.

Additionally, during January 2007, the Company and PREI entered into a new joint venture in which the Company holds a 15% non-controlling interest, which acquired 16 operating properties, aggregating 3.3 million square feet of GLA, for an aggregate purchase price of approximately $822.5 million, including the assumption of approximately $487.0 million in non-recourse mortgage debt.  Six of these properties were transferred from a joint venture in which the Company held a 5% non-controlling ownership interest.  One of the properties was transferred from a joint venture in which the Company held a 30% non-controlling ownership interest.  As a result of this transaction, the Company recognized profit participation of approximately $3.7 million and recognized its share of the gain.  The Company will manage these properties.

As of December 31, 2008, the KimPru portfolio was comprised of 123 shopping center properties aggregating approximately 19.4 million square feet of GLA located in 13 states.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Kimco Income REIT ("KIR") -

The Company has a non-controlling limited partnership interest in KIR and manages the portfolio.  Effective July 1, 2006, the Company acquired an additional 1.7% limited partnership interest in KIR, which increased the Company’s total non-controlling interest to approximately 45.0%.

During the year ended December 31, 2008, KIR repaid 16 non-recourse mortgages aggregating approximately $209.6 million, which were scheduled to mature in 2008 and bore interest at rates ranging from 6.57% to 7.28%.  Proceeds from eight individual non-recourse mortgages obtained during 2008, aggregating approximately $218.3 million, bearing interest at rates ranging from 6.0% to 6.5% with maturity dates ranging from 2015 to 2018 were used to fund these repayments.

During 2008, KIR disposed of one operating property for a sales price of approximately $1.9 million.  This sale resulted in an aggregate loss of approximately $0.6 million of which the Company’s share was approximately $0.3 million.

During 2007, KIR disposed of three operating properties, in separate transactions, for an aggregate sales price of approximately $149.3 million.  These sales resulted in an aggregate gain of approximately $46.0 million of which the Company’s share was approximately $20.7 million.

As of December 31, 2008, the KIR portfolio was comprised of 62 shopping center properties aggregating approximately 13.1 million square feet of GLA located in 18 states.

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

Additionally, during June 2008, the Company and RioCan entered into a new joint venture (“RioCan Venture II”) in which the Company holds a 50% non-controlling interest, which acquired 10 operating properties, aggregating 1.1 million square feet of GLA, for an aggregate purchase price of approximately $153.4 million, including the assumption of approximately $81.1 million in non-recourse mortgage debt.

As of December 31, 2008, the RioCan Ventures were comprised of 45 operating properties and one joint venture investment consisting of approximately 9.3 million square feet of GLA.

Kimco / G.E. Joint Venture ("KROP")

During 2001, the Company formed a joint venture (the "Kimco Retail Opportunity Portfolio" or "KROP") with GE Capital Real Estate ("GECRE"), in which the Company has a 20% non-controlling interest and manages the portfolio. During August 2006, the Company and GECRE agreed to market for sale the properties within the KROP venture.

During 2008, KROP transferred an operating property to the Company for a sales price of approximately $65.5 million, including the assumption of approximately $44.0 million in non-recourse mortgage debt.  This sale resulted in a gain of $15.0 million of which the Company’s share was approximately $3.0 million.  As a result of this transaction, the Company has deferred its share of the gain related to its remaining ownership interest in the properties.

During 2007, KROP sold seven operating properties for an aggregate sales price of approximately $162.9 million.  These sales resulted in an aggregate gain of $43.1 million of which the Company’s share was approximately $8.6 million.

During 2007, KROP transferred ten operating properties for an aggregate sales price of approximately $267.8 million, including approximately $111.6 million of non-recourse mortgage debt, to a new joint venture in which the Company holds a 15% non-controlling ownership interest. As a result of this transaction, the Company has deferred its share of the gain related to its remaining ownership interest in the properties.  The Company manages this joint venture and accounts for this investment under the equity method of accounting.

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

As of December 31, 2008, the KROP portfolio was comprised of three operating properties aggregating approximately 0.3 million square feet of GLA located in two states.

The Company’s equity in income from KROP for the year ended December 31, 2007, exceeded 10% of the Company’s income from continuing operations, as such the Company is providing summarized financial information for KROP as follows (in millions):

	December 31,
	2008	2007
Assets:
Real estate, net	$83.5	$137.4
Other assets	5.5	4.5
	$89.0	$141.9
Liabilities and Members’ Capital:
Mortgages payable	$68.4	$113.4
Other liabilities	1.4	3.8
Minority interest	3.9	3.9
Members’ capital	15.3	20.8
	$89.0	$141.9

	Year Ended December 31,
	2008	2007	2006

Revenues from rental property	$9.4	$17.1	$54.7
Operating expenses	(3.0)	(4.8)	(14.5)
Interest	(3.7)	(7.2)	(17.9)
Depreciation and amortization	(3.0)	(5.2)	(15.8)
Other, net	1.1	(0.7)	(0.6)
	(8.6)	(17.9)	(48.8)
Income/(loss) from continuing operations	0.8	(0.8)	5.9

Discontinued Operations:
Income/(loss) from discontinued operations	(1.7)	3.1	5.4
Gain on dispositions of properties	20.5	147.8	110.1
Net income	$19.6	$150.1	$121.4

Kimco/UBS Joint Ventures ("KUBS") -

The Company has joint venture investments with UBS Wealth Management North American Property Fund Limited ("UBS"), in which the Company has non-controlling interests ranging from 15% to 20%.  These joint ventures, (collectively "KUBS"), were established to acquire high quality retail properties primarily financed through the use of individual non-recourse mortgages.  Capital contributions are only required as suitable opportunities arise and are agreed to by the Company and UBS.  The Company manages the properties.

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

As of December 31, 2008, the KUBS portfolio was comprised of 43 operating properties aggregating approximately 6.2 million square feet of GLA located in 12 states.

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

During 2007, PL Retail obtained two non-recourse mortgage loans for an aggregate total of $84.0 million on a previously unencumbered property, which bears interest at LIBOR plus 1.15% and 2.55%, respectively.  These mortgage loans are scheduled to mature in May 2010.

Additionally during 2007, PL Retail obtained a non-recourse mortgage loan for $48.9 million on three properties, which bears interest at 5.95% and is scheduled to mature in September 2012.

During 2005, PL Retail entered into a $39.5 million unsecured revolving credit facility, which bore interest at LIBOR plus 0.675% and was scheduled to mature in February 2007. During 2008, the loan was extended to February 2009 at a reduced rate of LIBOR plus 0.50%.  This facility is guaranteed by the Company and the joint venture partner has guaranteed reimbursement to the Company of 85% of any guaranty payment the Company is obligated to make.  As of December 31, 2008, there was $35.6 million outstanding under this facility. During February 2009, PL Retail made a principal payment of $5.6 million and obtained a one-year extension option at LIBOR plus 400 basis points for the remaining balance of $30.0 million.

As of December 31, 2008, PL Retail consisted of 22 operating properties aggregating approximately 5.6 million square feet of GLA located in seven states.

Other Real Estate Joint Ventures –

The Company and its subsidiaries have investments in and advances to various other real estate joint ventures.  These joint ventures are engaged primarily in the operation and development of shopping centers which are either owned or held under long-term operating leases.

During 2008, the Company acquired nine operating properties, one leasehold interest and two land parcels through joint ventures in which the Company has non-controlling interests for an aggregate purchase price of approximately $62.2 million including the assumption of approximately $20.6 million of non-recourse mortgage debt encumbering two of the properties.  The Company accounts for its investment in these joint ventures under the equity method of accounting.  The Company’s aggregate investment resulting from these transactions was approximately $32.3 million.  Details of these transactions are as follows (in thousands):

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt	Total

Intown Suites (2 extended stay residential properties, 299 units)	Houston, TX	Feb-08	$ 8,750	$ -	$ 8,750

American Industries (land parcel)	Chihuahua, Mexico	Feb-08	1,933	-	1,933

American Industries	Monterrey, Mexico	Apr-08	8,700	-	8,700

Little Ferry (leasehold interest)	Little Ferry, NJ	June-08	5,000	-	5,000

Tacoma Plaza	Dartmouth, Canada	Sept-08	8,714	9,026	17,740

American Industries (land parcel)	San Luis Potosi, Mexico	Sept-08	224	-	224

River Point Shopping Center	British Columbia, Canada	Nov-08	4,486	11,606	16,092

Patio-Portfolio II (4 properties)	Santiago, Chile	Nov-08	3,810	-	3,810

Total	Acquisitions		$ 41,617	$ 20,632	$62,249

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

During September 2008, a joint venture in which the Company has a non-controlling ownership interest obtained a $37.0 million mortgage loan, which is jointly and severally guaranteed by the Company and the joint venture partner, with a commitment of up to $37.0 million of which $26.9 million was outstanding as of December 31, 2008.  This loan bears interest at 6.375% and is scheduled to mature in October 2019.

During October 2008, a joint venture in which the Company has a non-controlling ownership interest entered into an extension and modification agreement for a $28.0 million term loan.  The loan is guaranteed by the Company, with a commitment of up to $28.0 million of which $28.0 million was outstanding as of December 31, 2008.  This loan bears interest at LIBOR plus 1.65%, or 2.09% at December 31, 2008, and is scheduled to mature in March 2009. The Company is currently negotiating with lenders regarding extending or refinancing this debt.

During 2007, the Company acquired, in separate transactions, 177 operating properties, through joint ventures in which the Company has various non-controlling interests. These properties were acquired for an aggregate purchase price of approximately $1.3 billion, including the assumption of approximately $612.1 million of non-recourse mortgage debt encumbering 142 of the properties and $177.5 million in proceeds from unsecured credit facilities obtained by two joint ventures, which are guaranteed by the Company.  The joint venture partners have pledged their respective equity interest for any guarantee payments the Company is obligated to pay.  The Company accounts for its investment in these joint ventures under the equity method of accounting.  The Company’s aggregate investment in these joint ventures was approximately $261.1 million.  Details of these transactions are as follows (in thousands):

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt	Total

Cypress Towne Center (Phase II)	Houston, TX	Jan-07 (1)	$ 2,175	$ 4,039	$ 6,214

Perimeter Expo	Atlanta, GA	Mar-07	62,150	-	62,150

Cranberry Commons (Phase I)	Pittsburgh, PA	Mar-07 (2)	9,961	18,500	28,461

Westgate Plaza	Tampa, FL	Mar-07 (2)	4,000	8,100	12,100
Sequoia Mall & Tower	Visalia, CA	Apr-07	29,550	-	29,550

Patio (4 Properties)	Santiago, Chile	Apr-07	5,374	11,148	16,522

Cranberry Commons (Phase II)	Pittsburgh, PA	May-07 (3)	4,539	-	4,539

550 Adelaide Street East	Toronto, Ontario	May-07	9,900	-	9,900

K-Mart Shopping Ctr	Pompano Beach, FL	Jun-07	7,800	-	7,800

American Industries (2 Properties)	Chihuahua, Mexico	Jun-07	3,968	-	3,968

Frederick 125th St	New York, NY	Jun-07 (4)	5,000	25,000	30,000

In Town Suites (127 extended stay residential properties, 16,364 units)	Various	Jun-07	155,800	617,607	773,407

American Industries (6 Properties)	Various, Mexico	Jul-07	13,300	-	13,300

1150 Provincial Road	Windsor, Ontario	Jul-07	11,346	-	11,346

In Town Suites (9 extended stay residential properties, 129 units)	Various	Jul-07	1,156	39,744	40,900

2 Properties	Various, Mexico	Jul-07	57,729	-	57,729

American Industries	Reynosa, Mexico	Aug-07	3,579	-	3,579

California Portfolio (3 Properties)	Various,CA (6)	Oct-07	7,900	31,300	39,200

In Town Suites (extended stay residential property, 129 units)	Louisville, KY	Oct-07	3,150	-	3,150

American Industries (9 Properties)	Various, Mexico	Oct-07	44,535	-	44,535

Harston Woods (1 Property, 411 residential units)	Euless, TX	Nov-07	2,300	9,700	12,000

Willowick (1 Property, 171 residential units)	Houston, TX	Nov-07	14,051	24,500	38,551

American Industries	Chihuahua, Mexico	Dec-07	5,600	-	5,600

Total	Acquisitions		$464,863	$789,638	$1,254,501

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

During 2007, joint ventures in which the Company has non-controlling interests disposed of, in separate transactions, (i) seven properties for an aggregate sales price of approximately $467.3 million resulting in an aggregate gain of approximately $42.7 million, of which the Company’s share was approximately $24.9 million and (ii) two vacant parcels of land for an aggregate sales price of $6.7 million, which resulted in no gain or loss.

Summarized financial information for these real estate joint ventures (excluding KROP, which is presented separately above) is as follows (in millions):

	December 31,
	2008	2007
Assets:
Real estate, net	$12,559.8	$12,176.0
Other assets	727.9	1,317.5
	$13,287.7	$13,493.5
Liabilities and Partners’/Members’ Capital:
Mortgages payable	$7,892.3	$7,901.1
Notes payable	872.7	917.6
Construction loans	118.0	39.8
Other liabilities	302.2	278.6
Minority interest	116.9	101.3
Partners’/Members’ capital	3,985.6	4,255.1
	$13,287.7	$13,493.5

	Year Ended December 31,
	2008	2007	2006
Revenues from rental property	$1,645.8	$1,452.2	$936.3
Operating expenses	(562.7)	(435.4)	(268.9)
Interest	(514.7)	(497.9)	(299.2)
Depreciation and amortization	(450.6)	(383.8)	(204.8)
Other, net	(96.0)	(18.8)	(12.7)
	(1,624.0)	(1,335.9)	(785.6)
Income from continuing operations	21.8	116.3	150.7
Discontinued Operations:
Income/(loss) from discontinued operations	(0.7)	2.6	5.6
Gain on dispositions of properties	13.4	164.5	24.6
Net income	$34.5	$283.4	$180.9

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Other liabilities included in the Company’s accompanying Consolidated Balance Sheets include accounts with certain real estate joint ventures totaling approximately $9.7 million and $16.9 million at December 31, 2008 and 2007, respectively. The Company and its subsidiaries have varying equity interests in these real estate joint ventures, which may differ from their proportionate share of net income or loss recognized in accordance with GAAP.

The Company’s maximum exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments.  Generally such investments contain operating properties and the Company has determined these entities do not contain the characteristics of a VIE.  As of December 31, 2008 and 2007, the Company’s carrying value in these investments approximated $1.2 billion.

8.  Other Real Estate Investments:

Preferred Equity Capital -

The Company maintains a Preferred Equity program, which provides capital to developers and owners of real estate properties.  During 2008, the Company provided, in separate transactions, an aggregate of approximately $51.9 million in investment capital to developers and owners of 28 real estate properties.  During 2007, the Company provided, in separate transactions, an aggregate of approximately $103.6 million in investment capital to developers and owners of 61 real estate properties.  As of December 31, 2008, the Company’s net investment under the Preferred Equity program was approximately $534.0 million relating to 633 properties including 402 net lease properties described below. For the years ended December 31, 2008, 2007 and 2006, the Company earned approximately $66.8 million, including $24.6 million of profit participation earned from 10 capital transactions, $67.1 million, including $30.5 million of profit participation earned from 18 capital transactions, and $40.1 million, including $12.2 million of profit participation earned from 16 capital transactions, respectively, from these investments.

Included in the capital transactions described above for the year ended December 31, 2008, was the sale of the Company’s preferred equity investment in an operating property to its partner for approximately $29.5 million.  The Company provided seller financing to the partner for approximately CAD $24.0 million (approximately USD $23.5 million), which bears interest at a rate of 8.5% per annum and has a maturity date of June 2013.  The Company evaluated this transaction pursuant to the provisions of EITF 98-8, “Accounting for Transfers of Investments That are in Substance Real Estate” and FAS 66 and, accordingly, recognized profit participation of approximately $10.8 million.

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

Additionally, during 2007, the Company invested approximately $81.7 million of preferred equity capital in a portfolio comprised of 403 net leased properties which are divided into 30 master leased pools with each pool leased to individual corporate operators.  These properties consist of a diverse array of free-standing restaurants, fast food restaurants, convenience and auto parts stores. This entity was deemed to be a VIE based on the fact that certain non-equity holders have the right to receive expected residual returns from this entity. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company is in a preferred position and would not absorb a majority of expected losses, nor would it receive a majority of the entities expected residual returns. As of December 31, 2008, these properties were encumbered by third party loans aggregating approximately $428.8 million with interest rates ranging from 5.08% to 10.47% with a weighted average interest rate of 9.3% and maturities ranging from 0.4 years to 14.2 years. The Company’s investment in this VIE as of December 31, 2008 was $96.7 million. The Company has not provided financial support to the VIE that is was not previously contractually required to provide.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Summarized financial information relating to the Company’s preferred equity investments is as follows (in millions):

	December 31,
	2008	2007
Assets:
Real estate, net	$2,012.3	$2,223.3
Other assets	791.3	701.3
	$2,803.6	$2,924.6
Liabilities and Partners’/Members’ Capital:
Notes and mortgages payable	$2,089.3	$2,157.7
Other liabilities	65.3	86.2
Partners’/Members’ capital	649.0	680.7
	$2,803.6	$2,924.6

	Year Ended December 31,
	2008	2007	2006

Revenues from Rental Property	$313.3	$266.3	$177.6
Operating expenses	(100.1)	(87.5)	(58.6)
Interest	(127.5)	(111.1)	(61.6)
Depreciation and amortization	(63.7)	(60.3)	(34.2)
Other, net	5.8	(1.1)	(4.4)
	27.8	6.3	18.8
Gain on disposition of properties	8.5	90.5	49.4
Net income	$36.3	$96.8	$68.2

In addition to the net leased portfolio VIE discussed above, the Company’s preferred equity investments include five additonal investments that are VIE’s for which the Company is not the primary beneficiary. These joint ventures were primarily established to develop real estate property for long-term investment. These entities were deemed VIE’s primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support.  The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of these VIE’s  based on the fact that the Company is in a preferred position and would not absorb a majority of expected losses, nor would it receive a majority of the entity's expected residual returns.

The Company’s aggregate investment in these VIE’s was approximately $14.0 million as of December 31, 2008, which is included in Other real estate investments in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with these VIE’s is estimated to be $26.2 million, which primarily represents the Company’s current investment and estimated future funding commitments.  Three of these entities are encumbered by third party debt aggregating $31.7 million. The Company has not provided financial support to the VIE that it was not previously contractually required to provide.  All future costs of development will be funded with capital contributions from the Company and the outside partners in accordance with their respective ownership percentages.

The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its invested capital.  As of December 31, 2008 and 2007, the Company’s invested capital in its preferred equity investments approximated $534.0 million and $569.8 million, respectively.

Other -

Additionally, during 2008, the Company sold its 18.7% interest in a real estate company located in Mexico for approximately $23.2 million resulting in a gain of approximately $7.2 million.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Investment in Retail Store Leases -

The Company has interests in various retail store leases relating to the anchor store premises in neighborhood and community shopping centers.  These premises have been sublet to retailers who lease the stores pursuant to net lease agreements.  Income from the investment in these retail store leases during the years ended December 31, 2008, 2007 and 2006, was approximately $2.7 million, $1.2 million and $1.3 million, respectively. These amounts represent sublease revenues during the years ended December 31, 2008, 2007 and 2006, of approximately $7.1 million, $7.7 million and $8.2 million, respectively, less related expenses of $4.4 million, $5.1 million and $5.7 million, respectively, and an amount which, in management's estimate, reasonably provides for the recovery of the investment over a period representing the expected remaining term of the retail store leases.  The Company's future minimum revenues under the terms of all non-cancelable tenant subleases and future minimum obligations through the remaining terms of its retail store leases, assuming no new or renegotiated leases are executed for such premises, for future years are as follows (in millions): 2009, $5.6 and $3.8; 2010, $5.4 and $3.7; 2011, $4.5 and $3.1; 2012, $2.3 and $2.1; 2013, $1.0 and $1.3 and thereafter, $1.4 and $0.5, respectively.

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

From 2002 to 2007, 18 of these properties were sold, whereby the proceeds from the sales were used to pay down the mortgage debt by approximately $31.2 million.

As of December 31, 2008, the remaining 12 properties were encumbered by third-party non-recourse debt of approximately $42.8 million that is scheduled to fully amortize during the primary term of the lease from a portion of the periodic net rents receivable under the net lease.

As an equity participant in the leveraged lease, the Company has no recourse obligation for principal or interest payments on the debt, which is collateralized by a first mortgage lien on the properties and collateral assignment of the lease.  Accordingly, this obligation has been offset against the related net rental receivable under the lease.

At December 31, 2008 and 2007, the Company’s net investment in the leveraged lease consisted of the following (in millions):

	2008	2007

Remaining net rentals	$53.8	$55.0
Estimated unguaranteed residual value	31.7	36.0
Non-recourse mortgage debt	(38.5)	(43.9)
Unearned and deferred income	(43.0)	(43.3)

Net investment in leveraged lease	$ 4.0	$ 3.8

9.  Mortgages and Other Financing Receivables:

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company.  For a complete listing of the Company’s mortgages and other financing receivables at December 31, 2008, see Financial Statement Schedule IV included on page 144 of this annual report on Form 10-K.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Reconciliation of Mortgage loans and other financing receivables on Real Estate:

The following table reconciles Mortgage loans and other financing receivables on Real Estate from January 1, 2006 to December 31, 2008:

	2008	2007	2006
Balance at January 1	$153,847	$162,669	$132,675

Additions:
New mortgage loan	86,247	62,362	104,892
Additions under existing mortgage loans	8,268	38,122	54,815
Capitalized loan costs	605	675	1,305
Amortization of discount	247	271	673

Deductions:
Collections of principal	(48,633)	(105,277)	(97,501)
Charge Off/Foreign currency translation	(15,630)	(1,837)	(609)
Amortization of premium	(2,279)	(2,298)	(33,003)
Amortization of loan costs	(680)	(840)	(578)
Balance at December 31	$181,992	$153,847	$162,669

10.  Marketable Securities:

The amortized cost and estimated fair values of securities available-for-sale and held-to-maturity at December 31, 2008 and 2007, are as follows (in thousands):

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available-for-sale:
Equity and debt securities	$ 220,560	$ 122	$ (60,518)	$ 160,164

Held-to-maturity:
Other debt securities	98,010	2,177	(41,565)	58,622

Total marketable securities	$ 318,570	$ 2,299	$(102,083)	$ 218,786

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available-for-sale:
Equity securities	$114,896	$24,846	$(13,706)	$126,036

Held-to-maturity:
Other debt securities	86,952	3,747	(4,284)	86,415

Total marketable securities	$201,848	$28,593	$(17,990)	$212,451

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During February 2008, the Company acquired an aggregate $190 million Australian denominated (“AUD”) (approximately $170.1 million USD) convertible notes issued by a subsidiary of Valad Property Group (“Valad”), a publicly traded Australian company listed on the Australian stock exchange that is a diversified, property fund manager, investor, developer and property investment banker with property investments in Australia, Europe and Asia.  The notes are guaranteed by Valad and bear interest at 9.5% payable semi-annually in arrears.  The notes are repayable after five years with an option for Valad to extend up to 18 months, subject to certain interest rate and conversion price resets.  The notes are convertible any time into publicly traded Valad securities at a price of AUD $1.33.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the Company has bifurcated the conversion option within the Valad convertible notes and will separately account for this option as an embedded derivative.  The original host instrument is classified as an available-for-sale marketable security at fair value and is included in Marketable securities on the Company’s Consolidated Balance Sheets with changes in the fair value recorded through Stockholders’ equity as a component of other comprehensive income.  At December 31, 2008, the Company had an unrealized loss associated with these notes of approximately $46.0 million.  Interest payments on the notes are current and all amounts due in accordance with contractual terms are considered probable by the Company.  The Company has the intent and ability to hold the notes to recover its investment, which may be to its maturity and therefore, does not believe that the decline in value at December 31, 2008, is other-than-temporary.  The embedded derivative is recorded at fair value and is included in Other assets on the Company’s Consolidated Balance Sheets with changes in fair value recognized in the Company’s Consolidated Statements of Income.  The value attributed to the embedded convertible option was approximately AUD $14.3 million, (approximately USD $13.8 million).  As a result of the fair value remeasurement of this derivative instrument during 2008, there was an AUD $5.5 million (approximately USD $5.9 million) unrealized decrease in the fair value of the convertible option.  This unrealized decrease is included in Other expense, net on the Company’s Consolidated Statements of Income.

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

During 2008, the Company recorded non-cash impairment charges of approximately $92.7 million, net of approximately $25.7 million of income tax benefit, due to the decline in value of certain marketable equity and other investments that were deemed to be other-than-temporary. Of the $92.7 million approximately $83.1 million of these impairment charges were taken at the end of the fourth quarter of 2008 resulting from the unprecedented deterioration of the equity markets during the fourth quarter and the uncertainty of their future recoverability. Market value for these equity securities represents the closing price of each security as it appears on their respective stock exchange at the end of the period.  Details of these impairment charges are as follows (in thousands):

For the year ended December 31, 2008

Valad, net of income tax benefit of $18,172	$27,258
Innvest	24,164
Cost method investments, net of income tax benefit of $7,072	10,609
Sears, net of income tax benefit of $190	8,601
Lexington	7,526
Winthrop	5,440
Other, net of income tax benefit of $262	9,120
$92,718

At December 31, 2008, the Company’s investment in marketable securities was approximately $258.2 million, which includes an aggregate unrealized loss of approximately $60.5 million related to marketable equity and debt securities investments.  At December 31, 2008, marketable equity securities with unrealized loss positions for (i) less than twelve months had an aggregate unrealized loss of approximately $12.0 million and (ii) more than twelve months had an aggregate unrealized loss of approximately $2.5 million.  The Company does not believe that the declines in value of any of its remaining securities with unrealized losses are other-than-temporary at December 31, 2008.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During 2008, the Company received approximately $50.3 million in proceeds from the sale of certain marketable securities.  The Company recognized gross realizable gains of approximately $15.9 million and gross realizable losses of approximately $1.9 million from its marketable securities during 2008.

The Company will continue to assess declines in value of its marketable securities on an on going basis.  Based on these assessments, the Company may determine that a decline in value for one or more of its investments may be other-than-temporary and would therefore write-down its cost basis accordingly.

As of December 31, 2008, the contractual maturities of other debt securities classified as held-to-maturity are as follows:  within one year, $6.1 million; after one year through five years, $65.6 million; after five years through 10 years, $ 10.8 million; and after 10 years, $15.5 million.  Actual maturities may differ from contractual maturities as issuers may have the right to prepay debt obligations with or without prepayment penalties.

11.  Notes Payable:

Medium Term Notes –

The Company has implemented a medium-term notes ("MTN") program pursuant to which it may, from time to time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company's debt maturities.

During the year ended December 31, 2008, the Company repaid its $100.0 million 3.95% medium term notes, which matured on August 5, 2008 and its $25.0 million 7.2% senior notes, which matured on September 15, 2008.

During the year ended December 31, 2007, the Company repaid the following Senior Unsecured Notes: (i) its $30.0 million 7.46% fixed rate notes, which matured on May 20, 2007, (ii) its $55.0 million 5.75% fixed rate notes, which matured on June 29, 2007, (iii) its $20.0 million 6.96% fixed rate notes, which matured on July 16, 2007, (iv) its $50.0 million 7.86% fixed rate notes, which matured on November 1, 2007, (v) its $50.0 million 7.90% fixed rate notes, which matured on December 7, 2007 and (vi) its $10.0 million 6.70% fixed rate notes, which matured on December 14, 2007.  Additionally, the Company repaid its $35.0 million 4.96% fixed rate Senior Unsecured Notes, which matured on November 30, 2007.

As of December 31, 2008, a total principal amount of approximately $1.2 billion in senior fixed-rate MTNs was outstanding.  These fixed-rate notes had maturities ranging from five months to seven years as of December 31, 2008, and bear interest at rates ranging from 4.62% to 7.56%. Interest on these fixed-rate senior unsecured notes is payable semi-annually in arrears. Proceeds from these issuances were primarily used for the acquisition of neighborhood and community shopping centers, the expansion and improvement of properties in the Company’s portfolio and the repayment of certain debt obligations of the Company.

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

Senior Unsecured Notes –

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

As of December 31, 2008, the Company had a total principal amount of $1.2 billion in fixed-rate unsecured senior notes.  These fixed-rate notes had maturities ranging from one month to eight years as of December 31, 2008, and bear interest at rates ranging from 4.70% to 7.95%.  Interest on these fixed-rate senior unsecured notes is payable semi-annually in arrears.

As of December 31, 2007, the Company had a total principal amount of $1.2 billion in fixed-rate unsecured senior notes.  These fixed-rate notes had maturities ranging from nine months to nine years as of December 31, 2007, and bear interest at rates ranging from 4.70% to 7.95%.  Interest on these fixed-rate senior unsecured notes is payable semi-annually in arrears.

The scheduled maturities of all unsecured notes payable as of December 31, 2008, were approximately as follows (in millions): 2009, $186.1; 2010, $208.0; 2011, $1,064.9; 2012, $217.0; 2013, $513.9; and thereafter, $1,250.9.

During April 2007, the Company entered into a fourth supplemental indenture, under the indenture governing its Medium Term Notes and Senior notes, which removed the financial covenants of future offerings under this indenture.

In accordance with the terms of the Indenture, as amended, pursuant to which the Company's senior unsecured notes, except for the $300.0 million issued under the fourth supplemental indenture, described above, have been issued, the Company is subject to maintaining (a) certain maximum leverage ratios on both unsecured senior corporate and secured debt, minimum debt service coverage ratios and minimum equity levels, (b) certain debt service ratios, (c) certain asset to debt ratios and (b) restricted from paying dividends in amounts that exceed by more than $26.0 million the funds from operations, as defined, generated through the end of the calendar quarter most recently completed prior to the declaration of such dividend; however, this dividend limitation does not apply to any distributions necessary to maintain the Company's qualification as a REIT providing the Company is in compliance with its total leverage limitations.

Credit Facilities –

During October 2007, the Company established a new $1.5 billion unsecured U.S. revolving credit facility (the "U.S. Credit Facility") with a group of banks, which is scheduled to expire in October 2011, with a one-year extension option.  This credit facility, which replaced the Company’s $850.0 million unsecured U.S. revolving facility which was scheduled to expire in July 2008, has made available funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional management programs, (iii) development and redevelopment costs, and (iv) any short-term working capital requirements.  Interest on borrowings under the U.S. Credit Facility accrues at LIBOR plus 0.425% and fluctuates in accordance with changes in the Company’s senior debt ratings.  As part of this U.S. Credit Facility, the Company has a competitive bid option whereby the Company may auction up to $750.0 million of its requested borrowings to the bank group.  This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread.  A facility fee of 0.15% per annum is payable quarterly in arrears.  As part of the U.S. Credit Facility, the Company has a $200.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Pounds Sterling, Japanese Yen or Euros.  Pursuant to the terms of the U.S. Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt, and (ii) minimum interest and fixed coverage ratios.  As of December 31, 2008, there was $675.0 million outstanding and $23.5 million letter of credit appropriations under this credit facility.

During August 2007, the Company obtained a $200.0 million unsecured term loan that bore interest at LIBOR plus 0.325%.  The term loan was scheduled to mature on December 14, 2007.  The Company utilized these proceeds to partially repay the outstanding balance on the Company’s U.S. revolving credit facility.  The term loan was fully repaid in October 2007.

The Company also has a three-year CAD $250.0 million unsecured credit facility with a group of banks.  This facility bore interest at the CDOR Rate, as defined, plus 0.45%, and was scheduled to expire in March 2008.  During October 2007, the facility was amended to modify the covenant package to conform to the Company’s U.S. Credit Facility.  The facility was further amended in January 2008, to extend the maturity date to 2011, with an additional one-year extension option, at a reduced rate of CDOR plus 0.425%, subject to change in accordance with the Company’s senior debt ratings. This facility also permits U.S. dollar borrowings.  Proceeds from this facility are used for general corporate purposes, including the funding of Canadian denominated investments.  As of December 31, 2008, the outstanding balance under this facility was approximately CAD $40.0 million (approximately USD $32.7 million).

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company had a three-year MXP 500.0 million unsecured revolving credit facility which bore interest at the TIIE Rate, as defined therein, plus 1.00%, subject to change in accordance with the Company’s senior debt ratings, and was scheduled to mature in May 2008.  During March 2008, the Company obtained a MXP 1.0 billion term loan, which bears interest at a rate of 8.58%, subject to change in accordance with the Company’s senior debt ratings, and is scheduled to mature in March 2013.  The Company utilized proceeds from this term loan to fully repay the outstanding balance of the MXP 500.0 million unsecured revolving credit facility, which had been terminated.  Remaining proceeds from this term loan were used for funding MXP denominated investments.  As of December 31, 2008, the outstanding balance on this term loan was MXP 1.0 billion (approximately USD $73.9 million).

12.  Mortgages Payable:

During 2008, the Company (i) obtained an aggregate of approximately $16.7 million of non-recourse mortgage debt on three operating properties, (ii) assumed approximately $101.1 million of individual non-recourse mortgage debt relating to the acquisition of five operating properties, including approximately $0.8 million of fair value debt adjustments and (iii) paid off approximately $73.4 million of individual non-recourse mortgage debt that encumbered 11 operating properties.

During 2007, the Company (i) obtained an aggregate of approximately $285.8 million of individual non-recourse mortgage debt on 12 operating properties, (ii) assumed approximately $83.7 million of individual non-recourse mortgage debt relating to the acquisition of eight operating properties, including approximately $2.5 million of fair value debt adjustments, (iii) obtained approximately $3.2 million of additional funding on three previously encumbered properties and (iv) paid off approximately $81.6 million of individual non-recourse mortgage debt that encumbered 11 operating properties.

Mortgages payable, collateralized by certain shopping center properties and related tenants' leases, are generally due in monthly installments of principal and/or interest which mature at various dates through 2035.  Interest rates range from approximately 3.70% to 10.50% (weighted-average interest rate of 4.73% as of December 31, 2008).  The scheduled principal payments of all mortgages payable, excluding unamortized fair value debt adjustments of approximately $6.8 million, as of December 31, 2008, were approximately as follows (in millions): 2009, $204.5; 2010, $69.1; 2011, $55.1; 2012, $76.8; 2013, $87.5; and thereafter, $369.6.

13.  Construction Loans Payable:

During 2008, the Company obtained construction financing on three merchant building projects with total loan commitment amounts up to $35.4 million, of which $8.7 million was outstanding as of December 31, 2008.  As of December 31, 2008, total loan commitments on the Company’s 16 outstanding construction loans aggregated approximately $364.2 million of which approximately $268.3 million has been funded.  These loans have scheduled maturities ranging from two months to 42 months (excluding any extension options which may be available to the Company) and bear interest at rates ranging from 1.81% to 3.19% at December 31, 2008. These construction loans are collateralized by the respective projects and associated tenants’ leases.  The scheduled maturities of all construction loans payable as of December 31, 2008, were approximately as follows (in millions):  2009, $194.0, 2010, $70.0, 2011, $0 and 2012, $4.3.

During 2007, the Company obtained construction financing on five merchant building projects and assumed one loan associated with a separate project for an aggregate original loan commitment amount of up to $187.1 million, of which approximately $80.9 million was outstanding at December 31, 2007.  As of December 31, 2007, the Company had a total of 15 construction loans with total commitments of up to $360.3 million, of which $245.9 million had been funded.  These loans have scheduled maturities ranging from one month to 33 months (excluding any extension options which may be available to the Company) and bear interest at rates ranging from 6.60% to 7.48% at December 31, 2007.  These construction loans are collateralized by the respective projects and associated tenants’ leases.  The scheduled maturities of all construction loans payable as of December 31, 2007, were approximately as follows (in millions):  2008, $143.9, 2009, $66.1, and 2010, $35.9.

14.  Minority Interests:

Minority interests represent the portion of equity that the Company does not own in those entities it consolidates as a result of having a controlling interest or determined that the Company was the primary beneficiary of a variable interest entity in accordance with the provisions and guidance of FIN 46(R).

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

The Units consisted of (i) approximately 81.8 million Preferred A Units par value $1.00 per unit, which pay the holder a return of 7.0% per annum on the Preferred A Par Value and are redeemable for cash by the holder at any time after one year or callable by the Company any time after six months and contain a promote feature based upon an increase in net operating income of the properties capped at a 10.0% increase, (ii) 2,000 Class A Preferred Units, par value $10,000 per unit, which pay the holder a return equal to LIBOR plus 2.0% per annum on the Class A Preferred Par Value and are redeemable for cash by the holder at any time after November 30, 2010, (iii) 2,627 Class B-1 Preferred Units, par value $10,000 per unit, which pay the holder a return equal to 7.0% per annum on the Class B-1 Preferred Par Value and are redeemable by the holder at any time after November 30, 2010, for cash or at the Company’s option, shares of the Company’s common stock, equal to the Cash Redemption Amount, as defined, (iv) 5,673 Class B-2 Preferred Units, par value $10,000 per unit, which pay the holder a return equal to 7.0% per annum on the Class B-2 Preferred par value and are redeemable for cash by the holder at any time after November 30, 2010, and (v) 640,001 Class C DownReit Units, valued at an issuance price of $30.52 per unit which pay the holder a return at a rate equal to the Company’s common stock dividend and are redeemable by the holder at any time after November 30, 2010, for cash or at the Company’s option, shares of the Company’s common stock equal to the Class C Cash Amount, as defined.

During 2008, 4,462 units, or $44.6 million, of the Class B-2 Preferred Units were redeemed and 806 units, or $8.1 million, of the Class A Preferred Units were redeemed under the Loan provision of the Agreement. Additionally, 2.2 million, or $2.2 million, of the Preferred A Units were redeemed for cash.  Minority interest relating to the units was $129.8 million and $187.6 million as of December 31, 2008 and 2007, respectively.

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

During 2006, the Company acquired two shopping center properties located in Bay Shore and Centereach, NY during 2006. Included in Minority interests are approximately $41.6 million, including a discount of $0.3 million and a fair market value adjustment of $3.8 million, in redeemable units (the "Redeemable Units"), issued by the Company. The properties were acquired through the issuance of $24.2 million of Redeemable Units, which are redeemable at the option of the holder; approximately $14.0 million of fixed rate Redeemable Units and the assumption of approximately $23.4 million of non-recourse debt.  The Redeemable Units consist of (i) 13,963 Class A Units, par value $1,000 per unit, which pay the holder a return of 5% per annum of the Class A par value and are redeemable for cash by the holder at any time after April 3, 2011, or callable by the Company any time after April 3, 2016, and (ii) 647,758 Class B Units, valued at an issuance price of $37.24 per unit, which pay the holder a return at a rate equal to the Company’s common stock dividend and are redeemable by the holder at any time after April 3, 2007, for cash or at the option of the Company for Common Stock at a ratio of 1:1, or callable by the Company any time after April 3, 2026.  The Company is restricted from disposing of these assets, other than through a tax free transaction, until April 2016 and April 2026 for the Centereach, NY, and Bay Shore, NY, assets, respectively.

During 2007, 30,000 units, or $1.1 million par value, of the Class B Units were redeemed by the holder in cash at the option of the Company. Minority interest relating to the units was $40.5 million and $40.4 million as of December 31, 2008 and 2007, respectively.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Minority interest had also included approximately 4.8 million convertible units (the "Convertible Units") issued by the Company valued at $80.0 million related to an interest acquired in a shopping center property located in Daly City, CA, in 2002.  The Convertible Units were convertible at a ratio of 1:1 into Common Stock and were entitled to a distribution equal to the dividend rate of the Company’s common stock multiplied by 1.1057.  During 2008, all of these Convertible Units were redeemed.  The Company elected to redeem these Convertible Units, at a ratio of one for one, for an aggregate of 4.8 million shares of Common Stock, of which 1.0 million shares were valued at $17.26 per share and 3.8 million shares were valued at $15.02 per share.  As of December 31, 2008, there is no minority interest relating to these units.

15.  Fair Value Disclosure of Financial Instruments:

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management’s estimation based upon an interpretation of available market information and valuation methodologies, reasonably approximate their fair values except those listed below, for which fair values are reflected.  The valuation method used to estimate fair value for fixed-rate and variable-rate debt and minority interests relating to mandatorily redeemable non-controlling interests associated with finite-lived subsidiaries of the Company is based on discounted cash flow analyses, with assumptions that include credit spreads, loan amounts and debt maturities.  The fair values for marketable securities are based on published or securities dealers’ estimated market values.  Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition.  The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	December 31,
	2008		2007
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value

Marketable Securities	$318,570	$218,786	$201,848	$212,451

Notes Payable	$3,440,819	$2,766,187	$3,131,765	$3,095,004

Mortgages Payable	$847,491	$838,503	$838,738	$824,609

Construction Payable	$268,337	$262,485	$245,914	$245,914

Mandatorily Redeemable Minority Interests (termination dates ranging from 2019 – 2027)	$2,895	$5,444	$3,070	$6,521

On January 1, 2008, the Company adopted the provisions required by SFAS No. 157 relating to financial assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals.

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

To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2008 (in thousands):

	Balance at December 31, 2008	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$46,452	$46,452	$-	$-
Convertible notes	$113,713	$-	$113,713	$-
Conversion option	$6,063	$-	$6,063	$-
Liabilities:
Interest rate swaps	$734	$-	$734	$-

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During 2008, the Company recognized nonrecurring non-cash impairment charges of $15.5 million against the carrying value of its investment in its unconsolidated joint ventures with PREI, KimPru, reflecting an other-than-temporary decline in the fair value of its investment resulting from further significant declines in the real estate markets during the fourth quarter of 2008. The Company’s estimated fair values relating to these impairment assessments are based upon discounted cash flow models that include all estimated cash inflows and outflows over a specified holding period. These cash flows are comprised of unobservable inputs which include contractual rental revenues and forecasted rental revenues and expenses based upon current market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models are based upon observable rates that the Company believes to be within a reasonable range of current market rates for the respective properties. Based on these inputs the Company has determined that its valuation of its KimPru investment is classified within Level 3 of the fair value hierarchy.

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

The following tables summarize the notional values and fair values of the Company's derivative financial instruments as of December 31, 2008 and 2007:

	As of December 31, 2008
Hedge Type	Notional Value	Rate	Maturity	Fair Value (in millions USD)

Interest rate swaps - cash flow (a)	$18.75 million	5.06%	5/09	$(0.3)
Interest rate swaps – un-designated	$2.96 million	6.35%	3/16	$(0.5)

	As of December 31, 2007
Hedge Type	Notional Value	Rate	Maturity	Fair Value (in millions USD)

Interest rate swaps - cash flow	$18.75 million	5.06%	5/09	$(0.2)
Interest rate swaps – un-designated	$2.96 million	6.35%	3/16	$(0.1)

(a)

This interest rate swap was entered into during 2007 and is designated as a cash flow hedge.  The swap is hedging the variability of floating rate interest payments on the debt of a consolidated subsidiary.  No hedge ineffectiveness on this cash flow hedge was recognized during 2008 and 2007.

As of December 31, 2008 and 2007, respectively, these derivative instruments were reported at their fair value as other liabilities of $(0.8 million) and $(0.3) million.  The Company expects to reclassify to earnings less than $1.0 million of the current OCI balance during the next 12 months.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

During June 2003, the Company issued 7,000,000 Depositary Shares (the "Class F Depositary Shares"), each such Class F Depositary Share representing a one-tenth fractional interest of a share of the Company’s 6.65% Class F Cumulative Redeemable Preferred Stock, par value $1.00 per share (the "Class F Preferred Stock").  Dividends on the Class F Depositary Shares are cumulative and payable quarterly in arrears at the rate of 6.65% per annum based on the $25.00 per share initial offering price, or $1.6625 per annum.  The Class F Depositary Shares are redeemable, in whole or part, for cash on or after June 5, 2008, at the option of the Company, at a redemption price of $25.00 per Depositary Share, plus any accrued and unpaid dividends thereon.  The Class F Depositary Shares are not convertible or exchangeable for any other property or securities of the Company.  The Class F Preferred Stock (represented by the Class F Depositary Shares outstanding) ranks pari passu with the Company’s Class F Preferred Stock as to voting rights, priority for receiving dividends and liquidation preference as set forth below.

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

As to any matter on which the Class G Preferred Stock may vote, including any actions by written consent, each share of the Class G Preferred Stock shall be entitled to 100 votes, each of which 100 votes may be directed separately by the holder thereof.  With respect to each share of Class G Preferred Stock, the holder thereof may designate up to 100 proxies, with each such proxy having the right to vote a whole number of votes (totaling 100 votes per share of Class G Preferred Stock).  As a result, each Class G Depositary Share is entitled to one vote.

Liquidation Rights - In the event of any liquidation, dissolution or winding up of the affairs of the Company, the Preferred Stock holders are entitled to be paid, out of the assets of the Company legally available for distribution to its stockholders, a liquidation preference of $250.00 Class F Preferred per share and $2,500.00 Class G Preferred per share ($25.00 per Class F and Class G Depositary Share), plus an amount equal to any accrued and unpaid dividends to the date of payment, before any distribution of assets is made to holders of the Company’s common stock or any other capital stock that ranks junior to the Preferred Stock as to liquidation rights.

During October 2002, the Company acquired an interest in a shopping center property located in Daly City, CA, valued at $80.0 million, through the issuance of approximately 4.8 million Convertible Units which are convertible at a ratio of 1:1 into the Company’s common stock.  The unit holder has the right to convert the Convertible Units at any time after one year.  In addition, the Company has the right to mandatorily require a conversion after ten years.  If at the time of conversion the common stock price for the 20 previous trading days is less than $16.785 per share, the unit holder would be entitled to additional shares; however, the maximum number of additional shares is limited to 503,932 based upon a floor Common Stock price of $15.180.  The Company has the option to settle the conversion in cash.  Dividends on the Convertible Units are paid quarterly at the rate of the Company’s common stock dividend multiplied by 1.1057. During 2008, all of these Convertible Units were redeemed.  The Company elected to redeem these Convertible Units, at a ratio of 1:1, for 4.8 million shares of Common Stock, of which 1.0 million shares were valued at $17.26 per share and 3.8 million shares were valued at $15.02 per share.

During March 2006, the shareholders of Atlantic Realty Trust ("Atlantic Realty") approved the proposed merger with the Company and the closing occurred on March 31, 2006. As consideration for this transaction, the Company issued Atlantic Realty shareholders 1,274,420 shares of Common Stock, excluding 201,930 shares of Common Stock that were to be received by the Company and 546,580 shares of Common Stock that were to be received by the Company’s wholly owned TRS, at a price of $40.41 per share. During December 2008, the Company purchased the 546,580 shares from its TRS for a purchase price of $17.69 per share. The 546,580 shares had a carry-over basis from the Atlantic Realty share price of $17.10 per share.  These shares are no longer considered issued.

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

The convertible units consist of (i) 2,627 Class B-1 Preferred Units, par value $10,000 per unit and 640,001 Class C DownREIT Units, valued at an issuance price of $30.52 per unit.  Both the Class B-1 Units and the Class C DownREIT Units are redeemable by the holder at any time after November 30, 2010, for cash, or at the Company’s option, shares of the Company’s common stock.  During 2007, 2,438 units, or $24.4 million, of the Class B-1 Preferred Units were redeemed and 61,804 units, or $1.9 million, of the Class C DownREIT Units were redeemed under the Loan provision of the Agreement. The Company opted to settle these units in cash.

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

Prior to January 1, 2009, the number of shares of Common Stock issued upon conversion of the Class C DownREIT Units would be equal to the Class C Cash Amount which equals the number of Class C DownREIT Units being redeemed, multiplied by the Adjusted Current Trading Price, as defined.  After January 1, 2009, if the Adjusted Current Trading Price is greater than $36.62 then the Class C Cash Amount shall be an amount equal to the Adjusted Current Trading Price per Class C DownREIT Unit.  If the Adjusted Current Trading Price is greater than $24.41 but less than $36.62, then the Class C Cash Amount shall be an amount equal to $30.51 per Class C DownREIT Unit, or is less than $24.41, then the Class C Cash Amount shall be an amount per Class C DownREIT Unit equal to the Adjusted Current Trading Price multiplied by 1.25.

During April 2006, the Company acquired interests in two shopping center properties, located in Bay Shore and Centereach, NY, valued at an aggregate $61.6 million.  The properties were acquired through the issuance of units from a consolidated subsidiary and consist of approximately $24.2 million of Redeemable Units, which are redeemable at the option of the holder, approximately $14.0 million of fixed rate Redeemable Units and the assumption of approximately $23.4 million of non-recourse mortgage debt. The Company has the option to settle the redemption of the $24.2 million redeemable units with Common Stock, at a ratio of 1:1 or in cash.  During 2007, 30,000 units, or $1.1 million par value, of the Redeemable Units were redeemed by the holder.  The Company opted to settle these units in cash.

During June 2006, the Company acquired an interest in an office property, located in Albany, NY, valued at approximately $39.9 million.  The property was acquired through the issuance of approximately $5.0 million of redeemable units from a consolidated subsidiary, which are redeemable at the option of the holder after one year, and the assumption of approximately $34.9 million of non-recourse mortgage debt.  The Company has the option to settle the redemption with Common Stock, at a ratio of 1:1 or in cash.

18.  Supplemental Schedule of Non-Cash Investing/Financing Activities:

The following schedule summarizes the non-cash investing and financing activities of the Company for the years ended December 31, 2008, 2007 and 2006 (in thousands):

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	2008	2007	2006
Acquisition of real estate interests by issuance of Common Stock and/or assumption of debt	$96,226	$82,614	$1,627,058

Acquisition of real estate interest by issuance of redeemable units	$-	$-	$247,475

Exchange of downREIT units for Common Stock	$80,000	$-	$-

Disposition/transfer of real estate interest by origination of mortgage debt	$27,175	$-	$-

Acquisition of real estate interests through proceeds held in escrow	$-	$68,031	$140,802

Disposition/transfer of real estate interests by assignment of mortgage debt	$-	$-	$293,254

Proceeds held in escrow through sale of real estate interest	$-	$-	$39,210

Acquisition of real estate through the issuance of an unsecured obligation	$-	$-	$10,586

Disposition of real estate through the issuance of an unsecured obligation	$6,265	$-	$-

Investment in real estate joint venture by contribution of property	$-	$740	$-

Deconsolidation of Joint Venture:
Decrease in real estate and other assets	$55,453	$113,074	$-
Decrease in minority interest, construction loan and other liabilities	$55,453	$113,074	$-

Declaration of dividends paid in succeeding period	$131,097	$112,052	$93,222

Consolidation of Joint Venture:
Increase in real estate and other assets	$68,360	$-	$-

Consolidation of Kimsouth:
Increase in real estate and other assets	$-	$-	$28,377
Increase in mortgage payable and other liabilities	$-	$-	$28,377

19.  Transactions with Related Parties:

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

Ripco Real Estate Corp. was formed in 1991 and employs approximately 40 professionals and serves numerous retailers, REITS and developers.  Ripco’s business activities include serving as a leasing agent and representative for national and regional retailers including Target, Best Buy, Kohls and many others, providing real estate brokerage services and principal real estate investing.  Mr. Todd Cooper, an officer and 50% shareholder of Ripco, is a son of Mr. Milton Cooper,

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Chief Executive Officer and Chairman of the Board of Directors of the Company.  During 2008 and 2007, the Company paid brokerage commissions of $478,330 and $257,385, respectively, to Ripco for services rendered primarily as leasing agent for various national tenants in shopping center properties owned by the Company. The Company believes that the brokerage commissions paid were at or below the customary rates for such leasing services.  Additionally, the Company has the following joint venture investments with Ripco.

During 2005, the Company acquired three operating properties and one land parcel, through joint ventures, in which the Company and Ripco each hold 50% non-controlling interests for an aggregate purchase price of approximately $27.1 million, including the assumption of approximately $9.3 million of non-recourse mortgage debt encumbering two of the properties.  The Company accounts for its investment in these joint ventures under the equity method of accounting.  Subsequent to these acquisitions, the joint ventures obtained four individual one-year loans aggregating $20.4 million with interest rates ranging from LIBOR plus 1.00% to LIBOR plus 3.50%.  During 2007, one of these properties was sold for a sales price of approximately $10.5 million, including the pay down of $5.0 million of debt. These loans are scheduled to mature in May 2009, October 2009 and December 2009.  During 2008, one of the loans was increased by $2.0 million.  As of December 31, 2008, there was an aggregate of $17.4 million outstanding on these loans.  These loans are jointly and severally guaranteed by the Company and the joint venture partner.

Reference is made to Note 7 for additional information regarding transactions with related parties.

20.  Commitments and Contingencies:

The Company and its subsidiaries are primarily engaged in the operation of shopping centers which are either owned or held under long-term leases which expire at various dates through 2095.  The Company and its subsidiaries, in turn, lease premises in these centers to tenants pursuant to lease agreements which provide for terms ranging generally from 5 to 25 years and for annual minimum rentals plus incremental rents based on operating expense levels and tenants' sales volumes. Annual minimum rentals plus incremental rents based on operating expense levels comprised approximately 99% of total revenues from rental property for each of the three years ended December 31, 2008, 2007 and 2006.

The future minimum revenues from rental property under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows (in millions): 2009, $528.5; 2010, $492.7; 2011, $441.5; 2012, $387.7; 2013, $326.4 and thereafter; $1,647.9.

Minimum rental payments under the terms of all non-cancelable operating leases pertaining to the Company’s shopping center portfolio for future years are approximately as follows (in millions): 2009, $10.9; 2010, $8.9; 2011, $6.7; 2012, $6.0; 2013, $5.3; and thereafter, $108.7.

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

The Company adopted the provisions of FIN 48 on January 1, 2007.  The Company does not have any material unrecognized tax benefits, therefore, the adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.

During September 2008, a joint venture in which the Company has a non-controlling ownership interest obtained a $37.0 million mortgage loan, which is jointly and severally guaranteed by the Company and the joint venture partner, with a commitment of up to $37.0 million of which $26.9 million was outstanding as of December 31, 2008.  This loan bears interest at 6.375% and is scheduled to mature in October 2019.

During October 2008, a joint venture in which the Company has a non-controlling ownership interest entered into an extension and modification agreement for a $28.0 million term loan.  The loan is guaranteed by the Company, with a commitment of up to $28.0 million of which $28.0 million was outstanding as of December 31, 2008.  This loan bears interest at LIBOR plus 1.65%, or 2.09% at December 31, 2008, and is scheduled to mature in March 2009. The Company is currently negotiating with lenders regarding extending or refinancing this debt.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During June 2007, the Company entered into a joint venture, in which the Company has a non-controlling ownership interest, and acquired all of the common stock of InTown Suites Management, Inc.  This investment was funded with approximately $186.0 million of new cross-collateralized non-recourse mortgage debt with a fixed interest rate of 5.59%, encumbering 35 properties, a $153.0 million three-year unsecured credit facility, with two one-year extension options, which bears interest at LIBOR plus 0.375% and is guaranteed by the Company and the assumption of $278.6 million cross-collateralized non-recourse mortgage debt with fixed interest rates ranging from 5.19% to 5.89%, encumbering 86 properties. The joint venture partner has pledged its equity interest for any guaranty payment the Company is obligated to pay.  The outstanding balance on the three-year unsecured credit facility was $147.5 million as of December 31, 2008.  The joint venture obtained an interest rate swap at 5.37% on $128.0 million of this debt.  The swap is designated as a cash flow hedge and is deemed highly effective; as such adjustments to the swaps fair value are recorded in Other comprehensive income.

During 2007, the Company entered into a joint venture, in which the Company has a non-controlling ownership interest to acquire a property in Houston, Texas.  This investment was funded with a $24.5 million unsecured credit facility scheduled to mature in November 2009, with a six-month extension option available, which bears interest at LIBOR plus 0.375% and is guaranteed by the Company. The outstanding balance on this credit facility as of December 31, 2008 was $24.5 million.

During April 2007, the Company entered into a joint venture, in which the Company has a 50% non-controlling ownership interest to acquire a property in Visalia, CA.  Subsequent to this acquisition the joint venture obtained a $6.0 million three-year promissory note which bears interest at LIBOR plus 0.75%, and has an extension option of two-years.  This loan is jointly and severally guaranteed by the Company and the joint venture partner.  As of December 31, 2008, the outstanding balance on this loan was $6.0 million.

In October 2007, the Company formed a wholly-owned captive insurance company, Kimco Insurance Company, Inc., ("KIC"), which provides general liability insurance coverage for all losses below the deductible under our third-party policy. The Company entered into the Insurance Captive as part of its overall risk management program and to stabilize its insurance costs, manage exposure and recoup expenses through the functions of the captive program.  The Company capitalized KIC in accordance with the applicable regulatory requirements. KIC established annual premiums based on projections derived from the past loss experience of the Company’s properties. KIC has engaged an independent third party to perform an actuarial estimate of future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Premiums paid to KIC may be adjusted based on this estimate, like premiums paid to third-party insurance companies, premiums paid to KIC may be reimbursed by tenants pursuant to specific lease terms. The Company believes that the addition of KIC will provide increased comprehensive insurance coverage at an overall lower cost than would otherwise be available in the market.

During August 2008, KimPru entered into a new $650.0 million credit facility which matures in August 2009, with the option to extend for one year, and bears interest at a rate of LIBOR plus 1.25%.  KimPru is obligated to pay down a minimum of $165.0 million, among other requirements, in order to exercise the one-year extension option.  The required pay down is expected to be sourced from property sales, other debt financings and/or capital contributions by the partners.  This facility is guaranteed by the Company with a guarantee from PREI to the Company for 85% of any guaranty payment the Company is obligated to make. Proceeds from this new credit facility were used to repay the outstanding balance of $658.7 million under an existing $1.2 billion credit facility, which was scheduled to mature in October 2008, and bore interest at a rate of LIBOR plus 0.45%. As of December 31, 2008, the outstanding balance on the new credit facility was $650.0 million.

During 2006, an entity in which the Company has a preferred equity investment, located in Montreal, Canada, obtained a non-recourse construction loan which is collateralized by the respective land and project improvements.  Additionally, the Company has provided a guaranty to the lender and the developer partner has provided an indemnity to the Company for 25% of all debt.  As of December 31, 2008, there was CAD $89.0 million (approximately USD $72.7 million) outstanding on this construction loan.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company has issued letters of credit in connection with the completion and repayment guarantees for construction loans encumbering certain of the Company’s ground-up development projects and guaranty of payment related to the Company’s insurance program.  These letters of credit aggregate approximately $34.3 million.

In connection with the construction of its development projects and related infrastructure, certain public agencies require performance and surety bonds be posted to guarantee that the Company’s obligations are satisfied.  These bonds expire upon the completion of the improvements and infrastructure.  As of December 31, 2008, there were approximately $61.8 million bonds outstanding.

Additionally, the RioCan Venture, an entity in which the Company holds a 50% non-controlling interest, has a CAD $7.0 million (approximately USD $5.7 million) letter of credit facility.  This facility is jointly guaranteed by RioCan and the Company and had approximately CAD $4.6 million (approximately USD $3.8 million) outstanding as of December 31, 2008, relating to various development projects.

During 2005, an entity in which the Company has a preferred equity investment obtained a CAD $24.3 million (approximately USD $19.8 million) credit facility to finance the construction of a 0.1 million square foot shopping center property located in Kamloops, B.C.  This facility bears interest at Royal Bank Prime Rate ("RBP") plus 0.5% per annum and was scheduled to mature in March 2008.  During 2008 RioCan extended this facility to expire on February 28, 2009.  The Company and its partner in this entity each have a limited and several guarantee of CAD $7.5 million (approximately USD $6.1 million) on this facility.  As of December 31, 2008, there was CAD $22.3 million (approximately USD $18.2 million) outstanding on this facility. During February 2009, PL Retail made a principal payment of $5.6 million and obtained a one year extension option at LIBOR plus 400 basis points for the remaining balance of $30.0 million.

During 2005, PL Retail entered into a $39.5 million unsecured revolving credit facility, which bore interest at LIBOR plus 0.675% and was scheduled to mature in February 2007. During 2008, the loan was extended to February 2009 at a reduced rate of LIBOR plus 0.50%.  This facility is guaranteed by the Company and the joint venture partner has guaranteed reimbursement to the Company of 85% of any guaranty payment the Company is obligated to make.  As of December 31, 2008, there was $35.6 million outstanding under this facility.  During February 2009, PL Retail made a principal payment of $5.6 million and obtained a one-year extension option for the remaining balance of $30.0 million.

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

21.  Incentive Plans:

The Company maintains a stock option plan (the "Plan") pursuant to which a maximum of 47,000,000 shares of the Company’s common stock may be issued for qualified and non-qualified options. Options granted under the Plan generally vest ratably over a three to five-year term , expire ten years from the date of grant and are exercisable at the market price on the date of grant, unless otherwise determined by the Board at its sole discretion. In addition, the Plan provides for the granting of certain options to each of the Company’s non-employee directors (the "Independent Directors") and permits such Independent Directors to elect to receive deferred stock awards in lieu of directors’ fees.

The Company accounts for stock options in accordance with SFAS No. 123R which requires that all share based payments to employees, including grants of employee stock options, be recognized in the statement of operations over the service period based on their fair values.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing formula.  The assumption for expected volatility has a significant affect on the grant date fair value.  Volatility is determined based on the historical equity of common stock for the most recent historical period equal to the expected term of the options.  The more significant assumptions underlying the determination of fair values for options granted during 2008, 2007 and 2006 were as follows:

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Year Ended December 31,
	2008	2007	2006
Weighted-average fair value of options granted	$5.73	$7.41	$5.55

Weighted-average risk-free interest rates	3.13%	4.50%	4.72%

Weighted-average expected option lives (in years)	6.38	6.50	6.50

Weighted-average expected volatility	26.16%	19.01%	17.70%

Weighted-average expected dividend yield	4.33%	3.77%	4.39%

Information with respect to stock options under the Plan for the years ended December 31, 2008, 2007, and 2006 are as follows:

	Shares	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic value (in millions)
Options outstanding, January 1, 2006	14,551,296	$22.06	$145.8
Exercised	(2,196,947)	$17.80
Granted	2,805,650	$39.91
Forfeited	(366,406)	$28.13
Options outstanding, December 31, 2006	14,793,593	$25.93	$281.4
Exercised	(1,884,421)	$20.22
Granted	2,971,900	$41.41
Forfeited	(257,618)	$35.87
Options outstanding, December 31, 2007	15,623,454	$29.39	$133.7
Exercised	(1,862,209)	$20.59
Granted	2,903,475	$37.29
Forfeited	(400,898)	$38.64
Options outstanding, December 31, 2008	16,263,822	$31.58	$ 7.6

Options exercisable (fully vested)-
December 31, 2006	8,826,881	$20.37	$217.0
December 31, 2007	9,307,184	$23.10	$123.8
December 31, 2008	9,011,677	$26.00	$ 7.6

The exercise prices for options outstanding as of December 31, 2008, range from $10.67 to $46.00 per share.  The Company estimates forfeitures based on historical data.  The weighted-average remaining contractual life for options outstanding as of December 31, 2008, was approximately 6.9 years. The weighted-average remaining contractual term of options currently exercisable as of December 31, 2008, was approximately 5.5 years.  Options to purchase 5,031,718, 2,996,321, and 5,969,396, shares of the Company’s common stock were available for issuance under the Plan at December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, the Company had 7,252,145 options expected to vest, with a weighted-average exercise price per share of $38.52 and an aggregate intrinsic value of $0.

Cash received from options exercised under the Plan was approximately $38.3 million, $38.1 million, and $39.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The total intrinsic value of options exercised during 2008, 2007 and 2006 was approximately $35.0 million, $54.4 million and $42.2 million, respectively.

The Company recognized stock options expense of $12.3 million, $12.2 million, and $10.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.  As of December 31, 2008, the Company had $33.8 million of total unrecognized compensation cost related to unvested stock compensation granted under the Company’s Plan.  That cost is expected to be recognized over a weighted average period of approximately 3.3 years.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company maintains a 401(k) retirement plan covering substantially all officers and employees, which permits participants to defer up to the maximum allowable amount determined by the Internal Revenue Service of their eligible compensation.  This deferred compensation, together with Company matching contributions, which generally equal employee deferrals up to a maximum of 5% of their eligible compensation (capped at $170,000), is fully vested and funded as of December 31, 2008.  The Company contributions to the plan were approximately $1.5 million, $1.5 million and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Due to current economic conditions resulting in the lack of transactional activity within the real estate industry as a whole the Company has accrued approximately $3.6 million at December 31, 2008, relating to severance costs associated with employees that have been terminated during January 2009.

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

Reconciliation between GAAP Net Income and Federal Taxable Income:

The following table reconciles GAAP net income to taxable income for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008 (Estimated)	2007 (Actual)	2006 (Actual)

GAAP net income	$249,902	$442,830	$428,259
Less: GAAP net income of taxable REIT subsidiaries	(9,002)	(98,542)	(33,795)
GAAP net income from REIT operations (a)	240,900	344,288	394,464
Net book depreciation in excess of tax depreciation	20,686	31,963	23,826
Deferred/prepaid/above and below market rents, net	(25,755)	(12,879)	(11,964)
Exercise of non-qualified stock options	(15,104)	(26,210)	(26,822)
Book/tax differences from investments in real estate joint ventures	53,176	5,740	(7,127)
Book/tax difference on sale of property	20,529	(8,788)	(49,003)
Valuation adjustment of foreign currency contracts	(35)	308	142
Book adjustment to property carrying values and marketable equity securities	78,593	-	-
Other book/tax differences, net	11,019	23,911	(5,219)
Adjusted taxable income subject to 90% dividend requirements	$384,009	$358,333	$318,297

Certain amounts in the prior periods have been reclassified to conform to the current year presentation.

(a) - All adjustments to "GAAP net income from REIT operations" are net of amounts attributable to minority interest and taxable REIT subsidiaries.

Reconciliation between Cash Dividends Paid and Dividends Paid Deductions (in thousands):

For the years ended December 31, 2008, 2007 and 2006 cash dividends paid exceeded the dividends paid deduction and amounted to $469,024, $384,502 and $332,552, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Characterization of Distributions:

The following characterizes distributions paid for the years ended December 31, 2008, 2007 and 2006, (in thousands):

	2008		2007		2006
Preferred F Dividends
Ordinary income	$ 9,079	78%	$ 7,123	61%	$ 8,200	70%
Capital gain	2,559	22%	4,515	39%	3,438	30%
	$11,638	100%	$11,638	100%	$11,638	100%
Preferred G Dividends
Ordinary income	$ 28,197	78%	-	-	-	-
Capital gain	7,948	22%	-	-	-	-
	$ 36,145	100%	-	-	-	-
Common Dividends
Ordinary income	$290,656	69%	$207,587	56%	$211,803	66%
Capital gain	80,036	19%	131,558	35%	89,856	28%
Return of capital	50,549	12%	33,719	9%	19,255	6%
	$421,241	100%	$372,864	100%	$320,914	100%

Total dividends distributed	$469,024		$384,502		$332,552

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

The Company’s taxable income for book purposes and provision for income taxes relating to the Company’s TRS and taxable entities which have been consolidated for accounting reporting purposes, for the years ended December 31, 2008, 2007, and 2006, are summarized as follows (in thousands):

	2008	2007	2006
Income/(loss) before income taxes	$(3,972)	$109,057	$54,522
(Provision)/benefit for income taxes:
Federal	11,026	(6,565)	(17,581)
State and local	1,948	(3,950)	(3,146)
Total tax provision	12,974	(10,515)	(20,727)
GAAP net income from taxable REIT subsidiaries	$ 9,002	$ 98,542	$33,795

The Company’s deferred tax assets and liabilities at December 31, 2008 and 2007, were as follows (in thousands):

	2008	2007
Deferred tax assets:
Operating losses	$ 48,863	$ 64,728
Other	71,747	19,163
Valuation allowance	(33,783)	(36,826)
Total deferred tax assets	86,827	47,065

Deferred tax liabilities	(2,656)	(11,663)
Net deferred tax assets	$ 84,171	$ 35,402

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Deferred tax assets and deferred tax liabilities are included in the caption Other assets and Other liabilities on the accompanying Consolidated Balance Sheets at December 31, 2008 and 2007.  Operating losses and the valuation allowance are due to the Company’s consolidation of FNC and Kimsouth for accounting and reporting purposes.  At December 31, 2008, FNC had approximately $125.3 million of net operating loss (“NOL”) carry forwards that expire from 2022 through 2025, with a tax value of approximately $48.9 million.  At December 31, 2007, FNC had approximately $128.1 million of NOL carry forwards, with a tax value of approximately $50.0 million.  A valuation allowance of $33.8 million has been established for a portion of these deferred tax assets.  At December 31, 2007, Kimsouth had approximately $37.9 million of NOL carry forwards that expire from 2021 to 2023, with a tax value of approximately $14.8 million.  A valuation allowance for $3.1 million had been established for a portion of these deferred tax assets.  During 2008, Kimsouth fully utilized its remaining NOL carry forwards as a result of the recognition of equity in income from the Albertson’s investment during 2008.

Other deferred tax assets and deferred tax liabilities relate primarily to differences in the timing of the recognition of income/(loss) between the GAAP and tax basis of accounting for (i) real estate joint ventures, (ii) other real estate investments, and (iii) other deductible temporary differences.  The Company believes that, based on its operating strategy and consistent history of profitability, it is more likely than not that the total deferred tax assets of $86.8 million will be realized on future tax returns, primarily from the generation of future taxable income and the implementation of tax planning strategies that include the potential disposition of certain real estate assets and equity securities.

The income tax provision/(benefit) differ from the amount computed by applying the statutory federal income tax rate to taxable income before income taxes were as follows (in thousands):

	2008	2007	2006
Federal provision/(benefit) at statutory tax rate (35%)	$(1,390)	$38,170	$19,083
State and local taxes, net of federal Benefit	(258)	7,089	3,544
Other	(8,283)	(3,552)	(1,900)
Valuation allowance decrease	(3,043)	(31,192)	-
	$(12,974)	$10,515	$20,727

23.  Supplemental Financial Information:

The following represents the results of operations, expressed in thousands except per share amounts, for each quarter during the years 2008 and 2007:

	2008 (Unaudited)
	Mar. 31	June 30	Sept. 30		Dec. 31

Revenues from rental property(1)	$188,794	$182,970	$189,951		$196,989

Net income/(loss)	$98,467	$94,374	$108,584	(a)	$(51,523)	(a)

Net income/(loss) per common share:
Basic	$.34	$.33	$.38		$(.24)
Diluted	$.34	$.32	$.37		$(.24)

	2007 (Unaudited)
	Mar. 31	June 30	Sept. 30	Dec. 31

Revenues from rental property(1)	$156,290	$168,448	$171,906	$177,889

Net income	$153,764	$128,022	$78,005	$83,039

Net income per common share:
Basic	$.60	$.50	$.30	$.28
Diluted	$.59	$.49	$.29	$.28

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(1)

All periods have been adjusted to reflect the impact of operating properties sold during 2008 and 2007 and properties classified as held for sale as of December 31, 2008, which are reflected in the caption Discontinued operations on the accompanying Consolidated Statements of Income.

(a)

Out-of-Period Adjustment - During the fourth quarter of 2008, the Company identified an out-of-period adjustment in its consolidated financial statements for the year ended December 31, 2008. This adjustment related to the accounting for cash distributions received in excess of the Company’s carrying value of its investment in an unconsolidated joint venture.  During the third quarter of 2008, the Company recorded as income approximately $8.5 million from cash distributions received in excess of the Company’s carrying value of its investment resulting from mortgage refinancing proceeds from one of its unconsolidated joint ventures. The Company recorded the $8.5 million as income as the Company had no guaranteed obligations or was otherwise committed to provide further financial support to the joint venture. It was determined in the fourth quarter of 2008, that although the Company in substance does not have any further obligations, in form, the Company is the general partner in this joint venture and does have a legal obligation relating to the partnership. As such, the Company should not have recognized the $8.5 million as income in the third quarter. The Company has reversed this amount from income in the fourth quarter of 2008. As a result of this out-of-period adjustment, net income was overstated by $8.5 million in the third quarter of 2008 and understated by $8.5 million in the fourth quarter of 2008, but correctly stated for the year ended December 31, 2008.  The Company concluded that the $8.5 million adjustment was not material to the quarter ended September 30, 2008 or the quarter ended December 31, 2008.  As such, this adjustment was recorded in the Company’s consolidated statements of income for the three months ended December 31, 2008, rather than restating the third quarter 2008 period.

Accounts and notes receivable in the accompanying Consolidated Balance Sheets net of estimated unrecoverable amounts were approximately $9.0 million at December 31, 2008 and 2007.

24.  Pro Forma Financial Information (Unaudited):

As discussed in Notes 3, 4 and 5, the Company and certain of its subsidiaries acquired and disposed of interests in certain operating properties during 2008.  The pro forma financial information set forth below is based upon the Company's historical Consolidated Statements of Income for the years ended December 31, 2008 and 2007, adjusted to give effect to these transactions at the beginning of each year.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of operations for future periods.  (Amounts presented in millions, except per share figures.)

	Year ended December 31,
	2008	2007

Revenues from rental property	$773.9	$696.6
Income before extraordinary gain	$227.6	$361.0
Net income	$227.6	$411.3

Net income before extraordinary gain per common share:
Basic	$0.70	$1.35
Diluted	$0.70	$1.33

Net income per common share:
Basic	$0.70	$1.55
Diluted	$0.70	$1.52

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2008, 2007 and 2006

(in thousands)

	Balance at beginning of period	Charged to expenses	Adjustments to valuation accounts	Deductions	Balance at end of period
Year Ended December 31, 2008
Allowance for uncollectable accounts	$ 9,000	$3,066	$ -	$(3,066)	$ 9,000

Allowance for deferred tax asset	$36,826	$ -	$ (3,043)	$ -	$33,783

Year Ended December 31, 2007
Allowance for uncollectable accounts	$ 8,500	$ 614	$ -	$ (114)	$ 9,000

Allowance for deferred tax asset	$68,018	$ -	$(31,192)	$ -	$36,826

Year Ended December 31, 2006
Allowance for uncollectable accounts	$ 8,500	$ 715	$ -	$ (715)	$ 8,500

Allowance for deferred tax asset	$33,783	$ -	$ 34,235	$ -	$68,018

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2008

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

KDI-GLENN SQUARE	3,306,779	-	41,366,240	3,306,779	41,366,240	44,673,019		44,673,019		2006(C)
KDI-THE GROVE	18,951,763	6,403,809	18,133,075	18,951,763	24,536,884	43,488,647		43,488,647	34,810,586	2007(C)
KDI-CHANDLER AUTO MALLS	9,318,595	-	(1,030,765)	8,847,471	(559,641)	8,287,830		8,287,830		2004(C)
DEV- EL MIRAGE	6,786,441	503,987	60,409	6,786,441	564,396	7,350,837		7,350,837		2008(C)
TALAVI TOWN CENTER	8,046,677	17,016,784	189,093	8,046,676	17,205,878	25,252,554	5,627,912	19,624,642		2007(A)
KIMCO MESA 679, INC. AZ	2,915,000	11,686,291	1,678,931	2,915,000	13,365,222	16,280,222	3,674,053	12,606,169		1998(A)
MESA RIVERVIEW	15,000,000	-	137,595,062	307,992	152,287,070	152,595,062		152,595,062		2005(C)
KDI-ANA MARIANA POWER CENTER	30,043,645	-	5,050,857	30,043,645	5,050,857	35,094,502	5,855,766	29,238,736	24,626,211	2006(C)
METRO SQUARE	4,101,017	16,410,632	1,043,805	4,101,017	17,454,437	21,555,454	5,425,106	16,130,348		1998(A)
HAYDEN PLAZA NORTH	2,015,726	4,126,509	5,448,097	2,015,726	9,574,606	11,590,332	2,257,051	9,333,281		1998(A)
PHOENIX, COSTCO	5,324,501	21,269,943	8,515,422	5,324,501	29,785,366	35,109,866	5,760,088	29,349,778		1998(A)
PHOENIX	2,450,341	9,802,046	724,907	2,450,341	10,526,953	12,977,294	3,172,523	9,804,770		1997(A)
KDI-ASANTE RETAIL CENTER	8,702,635	3,405,683	2,336,837	11,039,472	3,405,683	14,445,154		14,445,154	10,612,252	2004(C)
DEV-SURPRISE II	4,138,760	94,572	-	4,138,760	94,572	4,233,332		4,233,332		2008(C)
ALHAMBRA, COSTCO	4,995,639	19,982,557	73,926	4,995,639	20,056,483	25,052,122	5,482,501	19,569,621		1998(A)
MADISON PLAZA	5,874,396	23,476,190	309,125	5,874,396	23,785,316	29,659,711	6,446,605	23,213,106		1998(A)
CHULA VISTA, COSTCO	6,460,743	25,863,153	11,674,917	6,460,743	37,538,070	43,998,813	8,104,311	35,894,502		1998(A)
CORONA HILLS, COSTCO	13,360,965	53,373,453	4,412,164	13,360,965	57,785,617	71,146,582	14,974,009	56,172,574		1998(A)
EAST AVENUE MARKET PLACE	1,360,457	3,055,127	233,550	1,360,457	3,288,677	4,649,134	1,730,651	2,918,483	2,080,189	2006(A)
LABAND VILLAGE SC	5,600,000	13,289,347	-	5,600,000	13,289,348	18,889,348	2,136,057	16,753,290	8,999,015	2008(A)
CUPERTINO VILLAGE	19,886,099	46,534,919	5,228,716	19,886,099	51,763,635	71,649,734	11,237,235	60,412,499	36,485,292	2006(A)
CHICO CROSSROADS	9,975,810	30,534,524	-	9,975,810	30,534,524	40,510,334	2,585,270	37,925,064	25,372,802	2008(A)
CORONA HILLS MARKETPLACE	9,727,446	24,778,390	301,276	9,727,446	25,079,666	34,807,112	2,012,643	32,794,470		2007(A)
ELK GROVE VILLAGE	1,770,000	7,470,136	633,682	1,770,000	8,103,818	9,873,817	3,781,250	6,092,567	2,193,614	2006(A)
WATERMAN PLAZA	784,851	1,762,508	122,050	784,851	1,884,557	2,669,409	996,870	1,672,538	1,498,914	2006(A)
GOLD COUNTRY CENTER	3,272,212	7,864,878	-	3,272,212	7,864,878	11,137,090	932,652	10,204,438	7,144,447	2008(A)
LA MIRADA THEATRE CENTER	8,816,741	35,259,965	(7,653,134)	6,888,680	29,534,893	36,423,572	7,782,085	28,641,487		1998(A)
YOSEMITE NORTH SHOPPING CTR	2,120,247	4,761,355	564,711	2,120,247	5,326,066	7,446,312	2,099,823	5,346,490		2006(A)
RALEY'S UNION SQUARE	1,185,909	2,663,149	215,617	1,185,909	2,878,766	4,064,675	1,508,177	2,556,499		2006(A)
SOUTH NAPA MARKET PLACE	1,100,000	22,159,086	6,828,973	1,100,000	28,988,059	30,088,059	4,494,613	25,593,446		2006(A)
PLAZA DI NORTHRIDGE	12,900,000	40,574,842	6,602,477	12,900,000	47,177,319	60,077,319	8,089,497	51,987,822	28,478,446	2005(A)
POWAY CITY CENTRE	5,854,585	13,792,470	7,607,360	7,247,814	20,006,602	27,254,415	2,953,077	24,301,338		2005(A)
NORTH POINT PLAZA	1,299,733	2,918,760	246,929	1,299,733	3,165,689	4,465,422	1,658,672	2,806,750		2006(A)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

RED BLUFF SHOPPING CTR	1,410,936	3,168,485	292,310	1,410,936	3,460,796	4,871,732	1,799,995	3,071,737		2006(A)
TYLER STREET	3,020,883	7,811,339	-	3,020,883	7,811,339	10,832,222	1,297,168	9,535,054	6,877,365	2008(A)
THE CENTRE	3,403,724	13,625,899	264,121	3,403,724	13,890,020	17,293,744	3,267,801	14,025,943		1999(A)
SANTA ANA, HOME DEPOT	4,592,364	18,345,257	-	4,592,364	18,345,257	22,937,622	4,999,633	17,937,989		1998(A)
FULTON MARKET PLACE	2,966,018	6,920,710	835,389	2,966,018	7,756,098	10,722,117	1,411,657	9,310,459		2005(A)
MARIGOLD SC	15,300,000	25,563,978	3,527,840	15,300,000	29,091,818	44,391,818	6,038,347	38,353,471	17,159,907	2005(A)
BLACK MOUNTAIN VILLAGE	4,678,015	11,913,344	-	4,678,015	11,913,344	16,591,359	1,499,852	15,091,506		2007(A)
TRUCKEE CROSSROADS	2,140,000	8,255,753	477,340	2,140,000	8,733,093	10,873,093	4,383,343	6,489,750	3,996,316	2006(A)
WESTLAKE SHOPPING CENTER	16,174,307	64,818,562	90,133,148	16,174,307	154,951,710	171,126,017	12,601,174	158,524,843		2002(A)
VILLAGE ON THE PARK	2,194,463	8,885,987	5,394,916	2,194,463	14,280,903	16,475,366	2,822,589	13,652,777		1998(A)
AURORA QUINCY	1,148,317	4,608,249	323,297	1,148,317	4,931,546	6,079,863	1,334,834	4,745,029		1998(A)
AURORA EAST BANK	1,500,568	6,180,103	480,170	1,500,568	6,660,273	8,160,841	1,832,984	6,327,857		1998(A)
SPRING CREEK COLORADO	1,423,260	5,718,813	1,257,438	1,423,260	6,976,251	8,399,511	1,624,242	6,775,269		1998(A)
DENVER WEST 38TH STREET	161,167	646,983	-	161,167	646,983	808,150	181,079	627,071		1998(A)
ENGLEWOOD PHAR MOR	805,837	3,232,650	208,712	805,837	3,441,362	4,247,199	932,196	3,315,003		1998(A)
FORT COLLINS	1,253,497	7,625,278	1,599,608	1,253,497	9,224,886	10,478,382	1,765,876	8,712,506	2,499,018	2000(A)
HERITAGE WEST	1,526,576	6,124,074	155,612	1,526,576	6,279,686	7,806,262	1,743,610	6,062,652		1998(A)
WEST FARM SHOPPING CENTER	5,805,969	23,348,024	661,091	5,805,969	24,009,115	29,815,084	6,368,346	23,446,738		1998(A)
FARMINGTON PLAZA	433,713	1,211,800	1,635,657	433,713	2,847,457	3,281,170	227,973	3,053,197	865,214	2005(A)
N.HAVEN, HOME DEPOT	7,704,968	30,797,640	676,173	7,704,968	31,473,813	39,178,781	8,411,628	30,767,153		1998(A)
SOUTHINGTON PLAZA	376,256	1,055,168	292,292	376,256	1,347,460	1,723,716	66,964	1,656,752		2005(A)
WATERBURY	2,253,078	9,017,012	690,607	2,253,078	9,707,619	11,960,697	3,590,934	8,369,763		1993(A)
DOVER	122,741	66,738	4,902,532	3,024,375	2,067,636	5,092,011	1,900	5,090,111		2003(A)
ELSMERE	-	3,185,642	-	-	3,185,642	3,185,642	3,185,642	-		1979(C)
ALTAMONTE SPRINGS	770,893	3,083,574	167,155	770,893	3,250,729	4,021,622	1,051,715	2,969,908		1995(A)
BOCA RATON	573,875	2,295,501	1,730,262	733,875	3,865,763	4,599,638	1,596,223	3,003,415		1992(A)
BAYSHORE GARDENS, BRADENTON FL	2,901,000	11,738,955	711,732	2,901,000	12,450,687	15,351,687	3,393,909	11,957,777		1998(A)
BRADENTON PLAZA	527,026	765,252	115,619	527,026	880,872	1,407,897	46,536	1,361,361		2005(A)
CORAL SPRINGS	710,000	2,842,907	3,340,370	710,000	6,183,277	6,893,277	1,958,945	4,934,332		1994(A)
CORAL SPRINGS	1,649,000	6,626,301	425,304	1,649,000	7,051,605	8,700,605	1,937,624	6,762,981		1997(A)
CURLEW CROSSING S.C.	5,315,955	12,529,467	1,241,120	5,315,955	13,770,588	19,086,542	1,671,820	17,414,722		2005(A)
CLEARWATER FL	3,627,946	918,466	(347,682)	3,527,149	671,580	4,198,729	22,980	4,175,749		2007(A)
EAST ORLANDO	491,676	1,440,000	2,978,953	1,007,882	3,902,747	4,910,629	2,424,735	2,485,894		1971(C)
FERN PARK	225,000	902,000	4,759,179	225,000	5,661,179	5,886,179	2,238,658	3,647,521		1968(C)
REGENCY PLAZA	2,410,000	9,671,160	458,044	2,410,000	10,129,204	12,539,204	2,390,172	10,149,032		1999(A)
SHOPPES AT AMELIA CONCOURSE	7,600,000	-	8,922,803	1,138,216	15,384,587	16,522,803		16,522,803		2003(C)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

AVENUES WALKS	26,984,546	-	46,061,771	33,535,828	39,510,489	73,046,317	-	73,046,317		2005(C)
KISSIMMEE	1,328,536	5,296,652	(1,814,426)	1,328,536	3,482,226	4,810,762	2,361,276	2,449,486		1996(A)
LAUDERDALE LAKES	342,420	2,416,645	3,244,181	342,420	5,660,825	6,003,246	3,871,968	2,131,278		1968(C)
MERCHANTS WALK	2,580,816	10,366,090	995,118	2,580,816	11,361,208	13,942,025	2,195,539	11,746,485		2001(A)
LARGO	293,686	792,119	1,581,445	293,686	2,373,564	2,667,250	1,775,672	891,577		1968(C)
LEESBURG	-	171,636	193,651	-	365,287	365,287	291,132	74,155		1969(C)
LARGO EAST BAY	2,832,296	11,329,185	1,788,569	2,832,296	13,117,754	15,950,050	6,188,680	9,761,370		1992(A)
LAUDERHILL	1,002,733	2,602,415	12,234,118	1,774,442	14,064,823	15,839,266	7,642,737	8,196,529		1974(C)
THE GROVES	1,676,082	6,533,681	944,919	2,606,246	6,548,436	9,154,682	900,365	8,254,317		2006(A)
MELBOURNE	-	1,754,000	3,099,675	-	4,853,675	4,853,675	2,553,579	2,300,096		1968(C)
GROVE GATE	365,893	1,049,172	1,207,100	365,893	2,256,272	2,622,165	1,779,725	842,441		1968(C)
NORTH MIAMI	732,914	4,080,460	10,846,346	732,914	14,926,806	15,659,720	6,709,490	8,950,230		1985(A)
MILLER ROAD	1,138,082	4,552,327	1,877,964	1,138,082	6,430,291	7,568,373	5,157,804	2,410,568		1986(A)
MARGATE	2,948,530	11,754,120	3,874,810	2,948,530	15,628,930	18,577,460	5,572,625	13,004,835		1993(A)
MT. DORA	1,011,000	4,062,890	163,571	1,011,000	4,226,461	5,237,461	1,216,034	4,021,427		1997(A)
PLANTATION CROSSING	7,524,800	-	10,673,728	7,153,784	11,044,744	18,198,528	-	18,198,528		2005(C)
MILTON, FL	1,275,593	-	-	1,275,593	-	1,275,593	-	1,275,593		2007(A)
FLAGLER PARK	26,162,980	80,737,041	78,957	26,162,980	80,815,998	106,978,978	5,435,890	101,543,089		2007(A)
ORLANDO	923,956	3,646,904	1,990,167	1,172,119	5,388,907	6,561,027	1,894,536	4,666,491		1995(A)
SODO S.C.	-	68,139,271	-	-	68,139,271	68,139,271	1,804,038	66,335,233		2008(A)
RENAISSANCE CENTER	9,104,379	36,540,873	4,989,546	9,122,758	41,512,040	50,634,798	12,670,384	37,964,413		1998(A)
SAND LAKE	3,092,706	12,370,824	1,881,304	3,092,706	14,252,128	17,344,834	5,142,735	12,202,099		1994(A)
ORLANDO	560,800	2,268,112	3,173,597	580,030	5,422,478	6,002,509	1,513,149	4,489,360		1996(A)
OCALA	1,980,000	7,927,484	8,229,712	1,980,000	16,157,196	18,137,196	3,384,609	14,752,587		1997(A)
POMPANO BEACH	97,169	874,442	1,837,248	97,169	2,711,690	2,808,859	1,612,608	1,196,251		1968(C)
GONZALEZ	1,617,564	-	2,639	1,620,203	-	1,620,203	-	1,620,203		2007(A)
ST. PETERSBURG	-	917,360	1,266,811	-	2,184,171	2,184,171	871,764	1,312,407		1968(C)
TUTTLE BEE SARASOTA	254,961	828,465	1,747,305	254,961	2,575,770	2,830,731	1,901,640	929,091		2008(A)
SOUTH EAST SARASOTA	1,283,400	5,133,544	3,454,440	1,399,525	8,471,859	9,871,384	3,876,721	5,994,664		1989(A)
SANFORD	1,832,732	9,523,261	6,099,490	1,832,732	15,622,750	17,455,483	7,537,306	9,918,177		1989(A)
STUART	2,109,677	8,415,323	867,525	2,109,677	9,282,848	11,392,525	3,307,348	8,085,178		1994(A)
SOUTH MIAMI	1,280,440	5,133,825	2,852,969	1,280,440	7,986,794	9,267,234	2,509,321	6,757,913		1995(A)
TAMPA	5,220,445	16,884,228	2,013,247	5,220,445	18,897,475	24,117,920	4,668,738	19,449,182		1997(A)
VILLAGE COMMONS S.C.	2,192,331	8,774,158	733,099	2,192,331	9,507,257	11,699,588	2,407,020	9,292,568		1998(A)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

MISSION BELL SHOPPING CENTER	5,056,426	11,843,119	8,572,868	5,067,033	20,405,380	25,472,413	3,362,371	22,110,042		2004(A)
WEST PALM BEACH	550,896	2,298,964	1,404,607	550,896	3,703,571	4,254,467	1,011,859	3,242,608		1995(A)
THE SHOPS AT WEST MELBOURNE	2,200,000	8,829,541	4,631,249	2,200,000	13,460,790	15,660,790	3,379,173	12,281,617		1998(A)
AUGUSTA	1,482,564	5,928,122	2,176,418	1,482,564	8,104,540	9,587,104	2,401,480	7,185,624		1995(A)
MARKET AT HAYNES BRIDGE	4,880,659	21,549,424	-	4,880,659	21,549,424	26,430,082	2,048,989	24,381,093	15,727,304	2008(A)
EMBRY VILLAGE	18,147,054	33,009,514	-	18,147,054	33,009,514	51,156,569	2,403,704	48,752,865	31,081,683	2008(A)
SAVANNAH	2,052,270	8,232,978	1,415,414	2,052,270	9,648,392	11,700,662	3,765,654	7,935,007		1993(A)
SAVANNAH	652,255	2,616,522	4,907,280	652,256	7,523,801	8,176,057	1,042,365	7,133,692		1995(A)
CHATHAM PLAZA	13,390,238	35,115,882	-	13,390,238	35,115,882	48,506,121	2,889,084	45,617,036	29,779,657	2008(A)
KIHEI CENTER	3,406,707	7,663,360	598,386	3,406,707	8,261,745	11,668,453	4,354,641	7,313,811		2006(A)
CLIVE	500,525	2,002,101	-	500,525	2,002,101	2,502,626	663,090	1,839,536		1996(A)
KDI-METRO CROSSING	3,013,647	-	23,890,355	2,294,414	24,609,588	26,904,002	-	26,904,002	19,829,047	2006(C)
SOUTHDALE SHOPPING CENTER	1,720,330	6,916,294	3,037,170	1,720,330	9,953,464	11,673,794	2,047,026	9,626,768	2,847,162	1999(A)
DES MOINES	500,525	2,559,019	37,079	500,525	2,596,098	3,096,623	838,040	2,258,583		1996(A)
DUBUQUE	-	2,152,476	10,848	-	2,163,324	2,163,324	617,610	1,545,714		1997(A)
WATERLOO	500,525	2,002,101	2,869,100	500,525	4,871,201	5,371,726	5,520	5,366,206		1996(A)
NAMPA (HORSHAM) FUTURE DEV.	6,501,240	-	11,919,815	10,874,179	7,546,876	18,421,055	1,649,342	16,771,713	12,092,632	2005(C)
AURORA, N. LAKE	2,059,908	9,531,721	308,208	2,059,908	9,839,929	11,899,837	2,562,752	9,337,085		1998(A)
BLOOMINGTON	805,521	2,222,353	5,325,672	805,521	7,548,025	8,353,546	4,547,862	3,805,684		1972(C)
BELLEVILLE, WESTFIELD PLAZA	-	5,372,253	65,163	-	5,437,416	5,437,416	1,435,123	4,002,293		1998(A)
BRADLEY	500,422	2,001,687	424,877	500,422	2,426,564	2,926,986	775,980	2,151,006		1996(A)
CALUMET CITY	1,479,217	8,815,760	13,397,758	1,479,216	22,213,519	23,692,735	3,576,521	20,116,214		1997(A)
COUNTRYSIDE	-	4,770,671	1,137,295	1,101,670	4,806,296	5,907,966	1,341,823	4,566,143		1997(A)
CHICAGO	-	2,687,046	684,690	-	3,371,736	3,371,736	914,007	2,457,729		1997(A)
CHAMPAIGN, NEIL ST.	230,519	1,285,460	725,493	230,519	2,010,953	2,241,472	382,149	1,859,323		1998(A)
ELSTON	1,010,375	5,692,211	-	1,010,375	5,692,211	6,702,586	1,508,051	5,194,535		1997(A)
S. CICERO	-	1,541,560	149,202	-	1,690,762	1,690,762	486,232	1,204,530		1997(A)
CRYSTAL LAKE, NW HWY	179,964	1,025,811	120,440	180,269	1,145,946	1,326,215	297,828	1,028,387		1998(A)
108 WEST GERMANIA PLACE	2,393,894	7,366,681	375,162	2,393,894	7,741,844	10,135,737	-	10,135,737		2008(A)
168 NORTH MICHIGAN AVENUE	3,373,318	10,119,953	625,963	3,373,318	10,745,915	14,119,233	-	14,119,233		2008(A)
BUTTERFIELD SQUARE	1,601,960	6,637,926	(3,480,427)	1,182,677	3,576,782	4,759,459	1,043,546	3,715,912		1998(A)
DOWNERS PARK PLAZA	2,510,455	10,164,494	630,953	2,510,455	10,795,448	13,305,903	2,843,030	10,462,873		1999(A)
DOWNER GROVE	811,778	4,322,956	1,740,669	811,778	6,063,624	6,875,403	1,630,658	5,244,744		1997(A)
ELGIN	842,555	2,108,674	1,528,114	527,168	3,952,174	4,479,343	2,658,847	1,820,496		1972(C)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

FOREST PARK	-	2,335,884	-	-	2,335,884	2,335,884	674,191	1,661,692		1997(A)
FAIRVIEW HTS, BELLVILLE RD.	-	11,866,880	1,906,567	-	13,773,447	13,773,447	3,468,512	10,304,935		1998(A)
GENEVA	500,422	12,917,712	85,521	500,422	13,003,233	13,503,655	3,583,761	9,919,894	8,568,108	1996(A)
LAKE ZURICH PLAZA	233,698	1,265,023	4,168,145	233,698	5,433,168	5,666,866	-	5,666,866	2,483,687	2005(A)
MATTERSON	950,515	6,292,319	10,527,541	950,514	16,819,861	17,770,375	3,783,376	13,986,998		1997(A)
MT. PROSPECT	1,017,345	6,572,176	3,555,566	1,017,345	10,127,741	11,145,087	2,743,788	8,401,298		1997(A)
MUNDELEIN, S. LAKE	1,127,720	5,826,129	77,350	1,129,634	5,901,565	7,031,199	1,571,136	5,460,064		1998(A)
NORRIDGE	-	2,918,315	-	-	2,918,315	2,918,315	836,663	2,081,652		1997(A)
NAPERVILLE	669,483	4,464,998	80,672	669,483	4,545,670	5,215,153	1,253,873	3,961,280		1997(A)
OTTAWA	137,775	784,269	700,540	137,775	1,484,809	1,622,584	993,427	629,157		2008(A)
ORLAND PARK, S. HARLEM	476,972	2,764,775	1,138,940	476,972	3,903,714	4,380,687	943,314	3,437,372		1998(A)
OAK LAWN	1,530,111	8,776,631	428,262	1,530,111	9,204,894	10,735,004	2,531,517	8,203,487	13,750,014	1997(A)
OAKBROOK TERRACE	1,527,188	8,679,108	2,984,607	1,527,188	11,663,715	13,190,903	2,851,915	10,338,988		1997(A)
PEORIA	-	5,081,290	2,403,560	-	7,484,850	7,484,850	1,880,344	5,604,506		1997(A)
FREESTATE BOWL	252,723	998,099	-	252,723	998,099	1,250,822	428,159	822,663		2003(A)
ROCKFORD CROSSING	4,575,990	11,654,021	-	4,575,990	11,654,021	16,230,011	789,108	15,440,903	11,286,777	2008(A)
ROUND LAKE BEACH PLAZA	790,129	1,634,148	534,312	790,129	2,168,460	2,958,589	98,220	2,860,368		2005(A)
SKOKIE	-	2,276,360	9,488,382	2,628,440	9,136,303	11,764,742	1,812,867	9,951,876	7,013,609	1997(A)
KRC STREAMWOOD	181,962	1,057,740	216,585	181,962	1,274,324	1,456,287	311,339	1,144,947		1998(A)
WOODGROVE FESTIVAL	5,049,149	20,822,993	2,540,473	5,049,149	23,363,466	28,412,615	6,105,973	22,306,642		1998(A)
WAUKEGAN PLAZA	349,409	883,975	2,202,841	349,409	3,086,816	3,436,225	-	3,436,225		2005(A)
PLAZA EAST	1,236,149	4,944,597	3,197,217	1,140,849	8,237,114	9,377,963	2,357,230	7,020,732		1995(A)
GREENWOOD	423,371	1,883,421	1,980,964	584,445	3,703,311	4,287,756	2,728,376	1,559,380		1970(C)
GRIFFITH	-	2,495,820	981,912	1,001,100	2,476,632	3,477,732	721,179	2,756,552		1997(A)
LAFAYETTE	230,402	1,305,943	169,272	230,402	1,475,215	1,705,617	1,361,425	344,192		1971(C)
LAFAYETTE	812,810	3,252,269	4,039,886	2,379,198	5,725,767	8,104,965	1,464,701	6,640,264		1997(A)
KRC MISHAWAKA 895	378,088	1,999,079	3,956,694	378,730	5,955,130	6,333,861	533,100	5,800,761		1998(A)
MERRILLVILLE PLAZA	197,415	765,630	276,701	197,415	1,042,331	1,239,746	13,444	1,226,302		2005(A)
SOUTH BEND, S. HIGH ST.	183,463	1,070,401	196,857	183,463	1,267,258	1,450,721	314,999	1,135,722		1998(A)
OVERLAND PARK	1,183,911	6,335,308	142,374	1,185,906	6,475,686	7,661,593	1,690,186	5,971,407		1998(A)
BELLEVUE	405,217	1,743,573	218,844	405,217	1,962,416	2,367,634	1,798,696	568,938		1976(A)
LEXINGTON	1,675,031	6,848,209	5,413,088	1,551,079	12,385,249	13,936,328	4,636,456	9,299,872		1993(A)
PADUCAH MALL, KY	-	924,085	-	-	924,085	924,085	336,087	587,999		1998(A)
HAMMOND AIR PLAZA	3,813,873	15,260,609	1,913,436	3,813,873	17,174,046	20,987,918	4,981,220	16,006,698		1997(A)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

KIMCO HOUMA 274, LLC	1,980,000	7,945,784	313,024	1,980,000	8,258,808	10,238,808	1,912,389	8,326,419		1999(A)
CENTRE AT WESTBANK	9,554,230	24,401,082	-	9,554,230	24,401,082	33,955,313	1,458,569	32,496,743	21,134,221	2008(A)
LAFAYETTE	2,115,000	8,508,218	9,501,396	3,678,274	16,446,339	20,124,614	-	20,124,614		1997(A)
111-115 NEWBURY	3,551,989	10,819,763	380,408	3,551,989	11,200,171	14,752,160	4,285,830	10,466,329		2007(A)
493-495 COMMONWEALTH AVENUE	1,151,947	5,798,705	(1,935,940)	746,940	4,267,773	5,014,713	-	5,014,713		2008(A)
127-129 NEWBURY LLC	2,947,063	8,841,188	369,792	2,947,063	9,210,979	12,158,042	-	12,158,042		2007(A)
497 COMMONWEALTH AVE.	405,007	1,196,594	628,194	405,007	1,824,788	2,229,795	-	2,229,795		2008(A)
GREAT BARRINGTON	642,170	2,547,830	7,255,207	751,124	9,694,083	10,445,207	2,819,762	7,625,445		1994(A)
SHREWSBURY SHOPPING CENTER	1,284,168	5,284,853	4,574,613	1,284,168	9,859,466	11,143,633	1,942,200	9,201,434		2000(A)
WILDE LAKE	1,468,038	5,869,862	101,365	1,468,038	5,971,227	7,439,265	1,056,316	6,382,949		2002(A)
LYNX LANE	1,019,035	4,091,894	76,423	1,019,035	4,168,317	5,187,352	756,981	4,430,372		2002(A)
CLINTON BANK BUILDING	82,967	362,371	-	82,967	362,371	445,338	221,551	223,787		2003(A)
CLINTON BOWL	39,779	130,716	4,247	38,779	135,963	174,742	65,937	108,806		2003(A)
VILLAGES AT URBANA	3,190,074	6,067	10,538,379	4,828,774	8,905,747	13,734,520	75,483	13,659,038		2003(A)
GAITHERSBURG	244,890	6,787,534	230,545	244,890	7,018,079	7,262,969	1,630,825	5,632,144		1999(A)
HAGERSTOWN	541,389	2,165,555	3,380,081	541,389	5,545,637	6,087,025	2,689,533	3,397,492		1973(C)
SHAWAN PLAZA	4,466,000	20,222,367	5,925	4,466,000	20,228,292	24,694,292	4,695,867	19,998,425	11,535,735	2008(A)
LAUREL	349,562	1,398,250	1,023,918	349,562	2,422,168	2,771,730	1,030,524	1,741,206		1995(A)
LAUREL	274,580	1,100,968	283,421	274,580	1,384,389	1,658,969	1,336,795	322,174		1972(C)
LANDOVER CENTER	-	-	57,007	57,007	-	57,007	-	57,007		2003(A)
SOUTHWEST MIXED USE PROPERTY	403,034	1,325,126	306,510	361,035	1,673,635	2,034,670	711,713	1,322,957		2003(A)
NORTH EAST STATION	869,385	-	-	869,385	-	869,385	-	869,385		2008(A)
OWINGS MILLS PLAZA	303,911	1,370,221	(160,247)	303,911	1,209,973	1,513,885	641	1,513,244		2005(A)
PERRY HALL	3,339,309	12,377,339	942,171	3,339,309	13,319,510	16,658,819	3,072,999	13,585,820		2003(A)
TIMONIUM SHOPPING CENTER	6,000,000	24,282,998	14,531,906	7,331,195	37,483,709	44,814,904	10,869,947	33,944,957	7,910,308	2003(A)
WALDORF BOWL	225,099	739,362	84,327	235,099	813,688	1,048,787	245,458	803,330		2003(A)
WALDORF FIRESTONE	57,127	221,621	-	57,127	221,621	278,749	68,848	209,901		2003(A)
BANGOR, ME	403,833	1,622,331	93,752	403,833	1,716,083	2,119,916	307,241	1,812,675		2001(A)
MALLSIDE PLAZA	6,930,996	18,148,727	-	6,930,996	18,148,727	25,079,723	2,112,229	22,967,494	15,223,681	2008(A)
CLAWSON	1,624,771	6,578,142	8,567,622	1,624,771	15,145,765	16,770,535	3,449,417	13,321,118		1993(A)
WHITE LAKE	2,300,050	9,249,607	2,078,887	2,300,050	11,328,494	13,628,544	3,523,980	10,104,564		1996(A)
CANTON TWP PLAZA	163,740	926,150	5,249,730	163,740	6,175,879	6,339,620	130,290	6,209,330		2005(A)
CLINTON TWP PLAZA	175,515	714,279	1,195,597	175,515	1,909,875	2,085,390	195,475	1,889,915		2005(A)
DEARBORN HEIGHTS PLAZA	162,319	497,791	(189,266)	135,889	334,955	470,844	-	470,844		2005(A)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

FARMINGTON	1,098,426	4,525,723	3,172,458	1,098,426	7,698,181	8,796,607	2,606,021	6,190,586		1993(A)
LIVONIA	178,785	925,818	1,160,112	178,785	2,085,930	2,264,715	910,708	1,354,007		1968(C)
MUSKEGON	391,500	958,500	825,035	391,500	1,783,535	2,175,035	1,539,336	635,700		1985(A)
OKEMOS PLAZA	166,706	591,193	1,122,060	166,706	1,713,252	1,879,959	25,920	1,854,038	715,801	2005(A)
TAYLOR	1,451,397	5,806,263	275,289	1,451,397	6,081,552	7,532,949	2,334,095	5,198,855		1993(A)
WALKER	3,682,478	14,730,060	2,073,718	3,682,478	16,803,778	20,486,256	6,176,914	14,309,342		1993(A)
EDEN PRAIRIE PLAZA	882,596	911,373	559,411	882,596	1,470,784	2,353,380	47,818	2,305,561		2005(A)
FOUNTAINS AT ARBOR LAKES	28,585,296	66,699,024	8,157,765	28,585,296	74,856,788	103,442,084	4,543,434	98,898,650		2006(A)
ROSEVILLE PLAZA	132,842	957,340	4,676,301	132,842	5,633,641	5,766,483	98,931	5,667,552		2005(A)
ST. PAUL PLAZA	699,916	623,966	170,050	699,916	794,016	1,493,932	24,719	1,469,213		2005(A)
BRIDGETON	-	2,196,834	-	-	2,196,834	2,196,834	633,732	1,563,101		1997(A)
CREVE COEUR, WOODCREST/OLIVE	1,044,598	5,475,623	615,905	960,814	6,175,312	7,136,126	1,637,344	5,498,782		1998(A)
CRYSTAL CITY, MI	-	234,378	-	-	234,378	234,378	61,258	173,120		1997(A)
INDEPENDENCE, NOLAND DR.	1,728,367	8,951,101	23,846	1,731,300	8,972,014	10,703,314	2,420,491	8,282,824		1998(A)
NORTH POINT SHOPPING CENTER	1,935,380	7,800,746	333,350	1,935,380	8,134,096	10,069,476	2,065,687	8,003,789		1998(A)
KIRKWOOD	-	9,704,005	11,311,158	-	21,015,163	21,015,163	6,742,371	14,272,791		1998(A)
KANSAS CITY	574,777	2,971,191	274,976	574,777	3,246,167	3,820,944	911,957	2,908,986		1997(A)
LEMAY	125,879	503,510	3,767,981	451,155	3,946,215	4,397,370	755,329	3,642,041		1974(C)
GRAVOIS	1,032,416	4,455,514	10,964,528	1,032,412	15,420,046	16,452,458	6,630,360	9,822,098		2008(A)
ST. CHARLES-UNDERDEVELOPED LAND, MO	431,960	-	758,854	431,960	758,855	1,190,814	151,732	1,039,083		1998(A)
SPRINGFIELD	2,745,595	10,985,778	5,973,003	2,904,022	16,800,354	19,704,376	5,147,113	14,557,263		1994(A)
KMART PARCEL	905,674	3,666,386	4,933,942	905,674	8,600,328	9,506,001	1,374,421	8,131,580	2,348,156	2002(A)
KRC ST. CHARLES	-	550,204	-	-	550,204	550,204	141,078	409,126		1998(A)
ST. LOUIS, CHRISTY BLVD.	809,087	4,430,514	2,041,041	809,087	6,471,555	7,280,642	1,468,068	5,812,575		1998(A)
OVERLAND	-	4,928,677	723,008	-	5,651,686	5,651,686	1,586,878	4,064,808		1997(A)
ST. LOUIS	-	5,756,736	849,684	-	6,606,420	6,606,420	1,846,992	4,759,428		1997(A)
ST. LOUIS	-	2,766,644	143,298	-	2,909,942	2,909,942	823,442	2,086,500		1997(A)
ST. PETERS	1,182,194	7,423,459	7,008,779	1,053,694	14,560,738	15,614,432	6,559,826	9,054,605		1997(A)
SPRINGFIELD,GLENSTONE AVE.	-	608,793	1,815,983	-	2,424,776	2,424,776	511,336	1,913,440		1998(A)
KDI-TURTLE CREEK	11,535,281	-	32,252,199	10,150,881	33,636,599	43,787,480	367,819	43,419,660	30,140,815	2004(C)
CHARLOTTE	919,251	3,570,981	1,074,184	919,251	4,645,165	5,564,416	1,567,945	3,996,471		2008(A)
CHARLOTTE	1,783,400	7,139,131	989,689	1,783,400	8,128,820	9,912,220	3,065,410	6,846,810		1993(A)
TYVOLA RD.	-	4,736,345	5,917,962	-	10,654,307	10,654,307	6,351,252	4,303,055		1986(A)
CROSSROADS PLAZA	767,864	3,098,881	34,566	767,864	3,133,447	3,901,310	695,270	3,206,040		2000(A)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

KIMCO CARY 696, INC.	2,180,000	8,756,865	441,126	2,256,799	9,121,193	11,377,991	2,480,181	8,897,810		1998(A)
LONG CREEK S.C.	4,475,000	-	2,263,532	4,475,000	2,263,532	6,738,532	-	6,738,532	4,299,848	2008(A)
DURHAM	1,882,800	7,551,576	1,602,386	1,882,800	9,153,962	11,036,762	2,864,050	8,172,711		1996(A)
HILLSBOROUGH CROSSING	519,395	-	-	519,395	-	519,395	-	519,395		2003(A)
SHOPPES AT MIDWAY PLANTATION	6,681,212	-	18,973,916	5,403,673	20,251,455	25,655,128	271,338	25,383,790	23,274,374	2005(C)
PARK PLACE	5,461,479	16,163,494	-	5,461,479	16,163,494	21,624,973	884,995	20,739,978	13,821,500	2008(A)
MOORESVILLE CROSSING	12,013,727	30,604,173	(882,021)	11,625,801	30,110,078	41,735,879	1,435,097	40,300,783		2007(A)
RALEIGH	5,208,885	20,885,792	11,816,275	5,208,885	32,702,067	37,910,952	9,635,948	28,275,004		1993(A)
WAKEFIELD COMMONS II	6,506,450	-	(2,708,102)	2,357,636	1,440,712	3,798,348	19,506	3,778,842		2001(C)
WAKEFIELD CROSSINGS	3,413,932	-	(3,020,914)	336,236	56,783	393,019	-	393,019		2001(C)
EDGEWATER PLACE	3,150,000	-	9,989,496	3,062,768	10,076,728	13,139,496	167,536	12,971,960	10,430,000	2003(C)
WINSTON-SALEM	540,667	719,655	5,064,519	540,667	5,784,174	6,324,841	2,564,550	3,760,291		1969(C)
SORENSON PARK PLAZA	5,104,294	-	32,512,824	4,145,628	33,471,490	37,617,118	-	37,617,118		2005(C)
LORDEN PLAZA	8,872,529	22,548,382	-	8,872,529	22,548,382	31,420,911	586,979	30,833,932	23,704,437	2008(A)
NEW LONDON CENTER	4,323,827	10,088,930	1,221,595	4,323,827	11,310,525	15,634,352	1,323,847	14,310,505		2005(A)
ROCKINGHAM	2,660,915	10,643,660	11,307,148	3,148,715	21,463,008	24,611,723	6,672,900	17,938,823		2008(A)
BRIDGEWATER NJ	1,982,481	(3,666,959)	9,262,382	1,982,481	5,595,423	7,577,904	2,891,728	4,686,176		1998(C)
BAYONNE BROADWAY	1,434,737	3,347,719	2,825,469	1,434,737	6,173,188	7,607,924	735,246	6,872,678		2004(A)
BRICKTOWN PLAZA	344,884	1,008,941	(307,857)	344,884	701,084	1,045,968	-	1,045,968		2005(A)
BRIDGEWATER PLAZA	350,705	1,361,524	297,774	350,705	1,659,298	2,010,003	-	2,010,003		2005(A)
CHERRY HILL	2,417,583	6,364,094	1,581,276	2,417,583	7,945,370	10,362,953	5,111,744	5,251,209		1985(C)
MARLTON PIKE	-	4,318,534	41,342	-	4,359,876	4,359,876	1,367,194	2,992,682		1996(A)
CINNAMINSON	652,123	2,608,491	2,456,671	652,123	5,065,162	5,717,285	1,901,715	3,815,570		1996(A)
EASTWINDOR VILLAGE	9,335,011	23,777,978	-	9,335,011	23,777,978	33,112,989	455,966	32,657,023	19,762,615	2008(A)
HILLSBOROUGH	11,886,809	-	(6,880,755)	5,006,054	-	5,006,054	-	5,006,054		2001(C)
HOLMDEL TOWNE CENTER	10,824,624	43,301,494	3,148,676	10,824,624	46,450,170	57,274,794	6,983,919	50,290,875		2002(A)
HOLMDEL COMMONS	16,537,556	38,759,952	3,725,471	16,537,556	42,485,423	59,022,979	7,248,515	51,774,464		2004(A)
HOWELL PLAZA	311,384	1,143,159	4,870,779	311,384	6,013,938	6,325,322	61,326	6,263,997		2005(A)
KENVILLE PLAZA	385,907	1,209,864	94	385,907	1,209,958	1,595,865	72,473	1,523,392		2005(A)
STRAUSS DISCOUNT AUTO	1,225,294	91,203	1,552,740	1,228,794	1,640,443	2,869,237	229,118	2,640,119		2002(A)
NORTH BRUNSWICK	3,204,978	12,819,912	15,816,956	3,204,978	28,636,868	31,841,846	8,529,050	23,312,795		1994(A)
PISCATAWAY TOWN CENTER	3,851,839	15,410,851	532,195	3,851,839	15,943,046	19,794,885	4,280,309	15,514,576		1998(A)
RIDGEWOOD	450,000	2,106,566	1,015,675	450,000	3,122,241	3,572,241	984,769	2,587,472		1993(A)
SEA GIRT PLAZA	457,039	1,308,010	311,526	457,039	1,619,536	2,076,575	42,327	2,034,248		2005(A)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

UNION CRESCENT	7,895,483	3,010,640	22,916,200	8,696,579	25,125,744	33,822,323	108,983	33,713,340		2007(A)
WESTMONT	601,655	2,404,604	9,269,829	601,655	11,674,433	12,276,088	3,488,781	8,787,307		1994(A)
WEST LONG BRANCH PLAZA	64,976	1,700,782	183,794	64,976	1,884,576	1,949,552	-	1,949,552		2005(A)
SYCAMORE PLAZA	1,404,443	5,613,270	258,750	1,404,443	5,872,020	7,276,463	1,691,739	5,584,724		1998(A)
PLAZA PASEO DEL-NORTE	4,653,197	18,633,584	693,707	4,653,197	19,327,291	23,980,488	5,247,984	18,732,503		1998(A)
JUAN TABO, ALBUQUERQUE	1,141,200	4,566,817	337,499	1,141,200	4,904,316	6,045,516	1,310,594	4,734,923		1998(A)
COMP USA CENTER	2,581,908	5,798,092	401,504	2,581,908	6,199,596	8,781,504	3,279,385	5,502,119	3,366,462	2006(A)
DEL MONTE PLAZA	2,489,429	5,590,415	525,605	2,210,000	6,395,449	8,605,450	757,924	7,847,526	4,439,386	2006(A)
D'ANDREA MARKETPLACE	11,556,067	29,435,364	-	11,556,067	29,435,364	40,991,432	1,267,798	39,723,634	16,350,652	2007(A)
KEY BANK BUILDING	1,500,000	40,486,755	-	1,500,000	40,486,755	41,986,755	4,454,488	37,532,267	28,936,115	2006(A)
BRIDGEHAMPTON	1,811,752	3,107,232	23,879,812	1,858,188	26,940,607	28,798,796	12,318,665	16,480,131		1972(C)
TWO GUYS AUTO GLASS	105,497	436,714	-	105,497	436,714	542,211	64,408	477,802		2003(A)
GENOVESE DRUG STORE	564,097	2,268,768	-	564,097	2,268,768	2,832,865	335,047	2,497,818		2003(A)
KINGS HIGHWAY	2,743,820	6,811,268	1,346,027	2,743,820	8,157,294	10,901,115	1,255,837	9,645,277		2004(A)
HOMEPORT-RALPH AVENUE	4,414,466	11,339,857	3,155,773	4,414,467	14,495,630	18,910,097	1,728,967	17,181,130	5,788,539	2004(A)
BELLMORE	1,272,269	3,183,547	381,803	1,272,269	3,565,350	4,837,619	512,523	4,325,095	732,512	2004(A)
STRAUSS CASTLE HILL PLAZA	310,864	725,350	241,828	310,864	967,178	1,278,042	105,878	1,172,164		2005(A)
STRAUSS UTICA AVENUE	347,633	811,144	270,431	347,633	1,081,575	1,429,208	118,401	1,310,808		2005(A)
MARKET AT BAY SHORE	12,359,621	30,707,802	590,385	12,359,621	31,298,187	43,657,808	4,504,766	39,153,042		2006(A)
BARNES AVE & GUN HILL ROAD	6,795,371	-	2,730	6,798,101	-	6,798,101	-	6,798,101		2007(A)
231 STREET	3,565,239	-	-	3,565,239	-	3,565,239	-	3,565,239		2007(A)
5959 BROADWAY	6,035,726	-	890,683	6,035,726	890,683	6,926,409	-	6,926,409	4,875,000	2008(A)
KING KULLEN PLAZA	5,968,082	23,243,404	1,053,452	5,980,130	24,284,808	30,264,938	7,063,980	23,200,958		1998(A)
KDI-CENTRAL ISLIP TOWN CENTER	13,733,950	1,266,050	550,768	5,088,852	10,461,916	15,550,768	82,858	15,467,911	9,380,000	2004(C)
PATHMARK SC	6,714,664	17,359,161	426,939	6,714,664	17,786,100	24,500,764	1,611,137	22,889,627	7,217,824	2006(A)
BIRCHWOOD PLAZA COMMACK	3,630,000	4,774,791	26,302	3,630,000	4,801,093	8,431,093	385,939	8,045,155		2007(A)
ELMONT	3,011,658	7,606,066	2,204,704	3,011,658	9,810,769	12,822,428	1,360,297	11,462,131	3,313,818	2004(A)
FRANKLIN SQUARE	1,078,541	2,516,581	2,641,095	1,078,541	5,157,676	6,236,217	605,584	5,630,633		2004(A)
KISSENA BOULEVARD SC	11,610,000	2,933,487	1,519	11,610,000	2,935,006	14,545,006	440,214	14,104,792		2007(A)
HAMPTON BAYS	1,495,105	5,979,320	1,464,586	1,495,105	7,443,906	8,939,011	3,715,894	5,223,116		1989(A)
HICKSVILLE	3,542,739	8,266,375	1,142,648	3,542,739	9,409,023	12,951,762	1,315,825	11,635,937		2004(A)
100 WALT WHITMAN ROAD	5,300,000	8,167,577	1,968	5,300,000	8,169,545	13,469,545	656,332	12,813,213		2007(A)
BP AMOCO GAS STATION	1,110,593	-	539	1,110,593	539	1,111,131	-	1,111,131		2007(A)
STRAUSS LIBERTY AVENUE	305,969	713,927	238,695	305,969	952,623	1,258,591	103,540	1,155,052		2005(A)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

BIRCHWOOD PLAZA (NORTH & SOUTH)	12,368,330	33,071,495	235,087	12,368,330	33,306,582	45,674,912	1,839,369	43,835,543		2007(A)
501 NORTH BROADWAY	-	1,175,543	607	-	1,176,150	1,176,150	181,471	994,679		2007(A)
MERRYLANE (P/L)	1,485,531	1,749	539	1,485,531	2,288	1,487,819	50	1,487,769		2007(A)
DOUGLASTON SHOPPING CENTER	3,277,254	13,161,218	3,127,094	3,277,254	16,288,312	19,565,566	1,953,406	17,612,160		2003(A)
STRAUSS MERRICK BLVD	450,582	1,051,359	351,513	450,582	1,402,872	1,853,454	153,574	1,699,881		2005(A)
MANHASSET VENTURE LLC	4,567,003	19,165,808	25,677,593	4,421,939	44,988,465	49,410,404	10,549,444	38,860,960		1999(A)
MASPETH QUEENS-DUANE READE	1,872,013	4,827,940	933,480	1,872,013	5,761,419	7,633,432	754,878	6,878,555	2,632,896	2004(A)
MASSAPEQUA	1,880,816	4,388,549	964,761	1,880,816	5,353,310	7,234,126	824,760	6,409,365		2004(A)
BIRCHWOOD PARK DRIVE (LAND LOT)	3,507,162	4,126	782	3,507,406	4,665	3,512,071	117	3,511,954		2007(A)
367-369 BLEEKER STREET	1,425,000	4,958,097	(4,604,498)	368,147	1,410,451	1,778,599	99,998	1,678,601		2008(A)
92 PERRY STREET	2,106,250	6,318,750	(4,294,055)	614,302	3,516,643	4,130,945	260,740	3,870,205		2008(A)
82 CHRISTOPHER STREET	972,813	2,974,676	293,021	925,000	3,315,509	4,240,509	271,325	3,969,184	3,007,062	2005(A)
387 BLEEKER STREET	925,000	3,056,933	80,812	925,000	3,137,745	4,062,745	228,488	3,834,257	2,933,897	2008(A)
19 GREENWICH STREET	1,262,500	3,930,801	178,232	1,262,500	4,109,032	5,371,532	240,520	5,131,012	4,038,855	2006(A)
PREF. EQUITY 100 VANDAM	5,125,000	16,143,321	629,471	6,419,540	15,478,253	21,897,793	948,229	20,949,563	16,400,000	2006(A)
PREF. EQUITY-30 WEST 21ST STREET	6,250,000	21,974,274	9,017,562	6,250,000	30,991,837	37,241,837	-	37,241,837	20,713,296	2007(A)
MINEOLA SC	4,150,000	7,520,692	15,872	4,150,000	7,536,565	11,686,565	691,814	10,994,751		2007(A)
4452 BROADWAY	12,412,724	-	-	12,412,724	-	12,412,724	-	12,412,724	8,700,000	2007(A)
AMERICAN MUFFLER SHOP	76,056	325,567	-	76,056	325,567	401,624	47,948	353,676		2003(A)
PLAINVIEW	263,693	584,031	9,795,918	263,693	10,379,949	10,643,642	4,314,265	6,329,376		1969(C)
POUGHKEEPSIE	876,548	4,695,659	12,728,791	876,547	17,424,450	18,300,998	7,265,984	11,035,014		1972(C)
STRAUSS JAMAICA AVENUE	1,109,714	2,589,333	596,178	1,109,714	3,185,511	4,295,225	346,160	3,949,065		2005(A)
SYOSSET, NY	106,655	76,197	1,551,676	106,655	1,627,873	1,734,528	829,512	905,016		1990(C)
STATEN ISLAND	2,280,000	9,027,951	5,287,500	2,280,000	14,315,451	16,595,451	7,508,091	9,087,359		1989(A)
STATEN ISLAND	2,940,000	11,811,964	1,095,437	3,148,424	12,698,977	15,847,401	3,551,974	12,295,427		1997(A)
STATEN ISLAND PLAZA	5,600,744	6,788,460	(2,507,303)	5,600,744	4,281,157	9,881,901	-	9,881,901		2005(A)
HYLAN PLAZA	28,723,536	38,232,267	33,501,521	28,723,536	71,733,789	100,457,325	13,721,604	86,735,720		2006(A)
STOP N SHOP STATEN ISLAND	4,558,592	10,441,408	155,848	4,558,592	10,597,256	15,155,848	2,237,642	12,918,206		2005(A)
WEST GATES	1,784,718	9,721,970	323,455	1,784,718	10,045,425	11,830,143	4,435,364	7,394,779		1993(A)
WHITE PLAINS	1,777,775	4,453,894	2,010,606	1,777,775	6,464,500	8,242,274	1,061,940	7,180,334	3,364,888	2004(A)
YONKERS	871,977	3,487,909	-	871,977	3,487,909	4,359,886	1,402,965	2,956,921		1998(A)
STRAUSS ROMAINE AVENUE	782,459	1,825,737	610,420	782,459	2,436,158	3,218,616	266,688	2,951,928		2005(A)
AKRON WATERLOO	437,277	1,912,222	4,131,997	437,277	6,044,219	6,481,496	2,656,944	3,824,551		1975(C)
WEST MARKET ST.	560,255	3,909,430	379,484	560,255	4,288,914	4,849,169	2,559,248	2,289,921		1999(A)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

BARBERTON	505,590	1,948,135	3,430,702	505,590	5,378,837	5,884,427	2,973,677	2,910,749		1972(C)
BRUNSWICK	771,765	6,058,560	2,116,611	771,765	8,175,171	8,946,936	5,985,101	2,961,836		1975(C)
BEAVERCREEK	635,228	3,024,722	3,053,468	635,228	6,078,190	6,713,418	4,242,297	2,471,121		1986(A)
CANTON	792,985	1,459,031	4,764,073	792,985	6,223,104	7,016,089	4,351,082	2,665,007		1972(C)
CAMBRIDGE	-	1,848,195	1,016,068	473,060	2,391,204	2,864,263	2,037,448	826,816		1973(C)
MORSE RD.	835,386	2,097,600	2,793,362	835,386	4,890,963	5,726,348	2,851,707	2,874,642		1988(A)
HAMILTON RD.	856,178	2,195,520	3,844,830	856,178	6,040,351	6,896,528	3,394,934	3,501,595		1988(A)
OLENTANGY RIVER RD.	764,517	1,833,600	2,340,830	764,517	4,174,430	4,938,947	2,923,058	2,015,889		1988(A)
W. BROAD ST.	982,464	3,929,856	3,177,920	969,804	7,120,436	8,090,240	3,933,513	4,156,728		1988(A)
RIDGE ROAD	1,285,213	4,712,358	10,644,217	1,285,213	15,356,575	16,641,788	4,732,364	11,909,424		1992(A)
GLENWAY AVE	530,243	3,788,189	527,010	530,243	4,315,198	4,845,441	2,664,482	2,180,959		1999(A)
SPRINGDALE	3,205,653	14,619,732	4,814,341	3,205,653	19,434,073	22,639,726	9,555,236	13,084,490		1992(A)
GLENWAY CROSSING	699,359	3,112,047	1,247,339	699,359	4,359,386	5,058,745	830,163	4,228,582		2000(A)
HIGHLAND RIDGE PLAZA	1,540,000	6,178,398	918,079	1,540,000	7,096,477	8,636,477	1,487,402	7,149,075		1999(A)
HIGHLAND PLAZA	702,074	667,463	76,380	702,074	743,843	1,445,917	28,367	1,417,550		2005(A)
MONTGOMERY PLAZA	530,893	1,302,656	3,225,406	530,893	4,528,062	5,058,955	46,613	5,012,342		2005(A)
SHILOH SPRING RD.	-	1,735,836	3,283,247	1,105,183	3,913,901	5,019,083	2,625,413	2,393,671		1969(C)
OAKCREEK	1,245,870	4,339,637	4,168,866	1,149,622	8,604,751	9,754,373	5,338,066	4,416,307		1984(A)
SALEM AVE.	665,314	347,818	5,443,143	665,314	5,790,961	6,456,275	3,074,028	3,382,247		1988(A)
KETTERING	1,190,496	4,761,984	716,243	1,190,496	5,478,227	6,668,723	3,309,846	3,358,877		1988(A)
KENT, OH	6,254	3,028,914	-	6,254	3,028,914	3,035,168	1,577,413	1,457,755		1999(A)
KENT	2,261,530	-	-	2,261,530	-	2,261,530	-	2,261,530		1995(A)
MENTOR	503,981	2,455,926	2,258,691	371,295	4,847,303	5,218,598	2,524,254	2,694,344		1987(A)
MIDDLEBURG HEIGHTS	639,542	3,783,096	29,683	639,542	3,812,779	4,452,321	2,262,619	2,189,702		1999(A)
MENTOR ERIE COMMONS.	2,234,474	9,648,000	5,395,316	2,234,474	15,043,316	17,277,790	7,077,536	10,200,254		1988(A)
MALLWOODS CENTER	294,232	-	1,184,543	294,232	1,184,543	1,478,775	187,635	1,291,140		1999(C)
NORTH OLMSTED	626,818	3,712,045	35,000	626,818	3,747,045	4,373,862	2,172,951	2,200,911		1999(A)
ORANGE OHIO	3,783,875	-	(2,358,060)	921,704	504,111	1,425,815	-	1,425,815		2001(C)
UPPER ARLINGTON	504,256	2,198,476	9,003,673	1,255,544	10,450,861	11,706,405	6,604,670	5,101,735		2008(A)
WICKLIFFE	610,991	2,471,965	1,717,378	713,518	4,086,816	4,800,334	1,277,373	3,522,961		1995(A)
CHARDON ROAD	481,167	5,947,751	2,475,096	481,167	8,422,846	8,904,014	3,808,952	5,095,062		1999(A)
WESTERVILLE	1,050,431	4,201,616	8,075,501	947,904	12,379,644	13,327,548	5,548,329	7,779,219		1988(A)
EDMOND	477,036	3,591,493	8,900	477,036	3,600,393	4,077,429	1,003,989	3,073,441		1997(A)
CENTENNIAL PLAZA	4,650,634	18,604,307	1,263,395	4,650,634	19,867,702	24,518,336	5,686,083	18,832,253		1998(A)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

KDI-MCMINNVILLE	4,062,327	-	452,378	4,062,327	452,378	4,514,705	-	4,514,705		2006(C)
ALLEGHENY	-	30,061,177	59,094	-	30,120,271	30,120,271	3,538,019	26,582,252		2004(A)
SUBURBAN SQUARE	70,679,871	166,351,381	3,452,809	71,279,871	169,204,190	240,484,061	10,957,887	229,526,174	117,000,000	2007(A)
CHIPPEWA	2,881,525	11,526,101	153,289	2,881,525	11,679,391	14,560,916	2,687,860	11,873,056	8,911,011	2000(A)
BROOKHAVEN PLAZA	254,694	973,318	(61,414)	254,694	911,903	1,166,598	3,510	1,163,087		2005(A)
CARNEGIE	-	3,298,908	17,747	-	3,316,655	3,316,655	765,382	2,551,273		1999(A)
CENTER SQUARE	731,888	2,927,551	1,238,976	731,888	4,166,527	4,898,415	1,483,557	3,414,858		1996(A)
WAYNE PLAZA	6,127,623	15,605,012	-	6,127,623	15,605,012	21,732,635	441,928	21,290,707	14,288,894	2008(A)
CHAMBERSBURG CROSSING	9,090,288	-	25,248,075	8,790,288	25,548,075	34,338,364	655,197	33,683,167		2006(C)
EAST STROUDSBURG	1,050,000	2,372,628	1,243,804	1,050,000	3,616,432	4,666,432	2,844,993	1,821,439		1973(C)
RIDGE PIKE PLAZA	1,525,337	4,251,732	-	1,525,337	4,251,732	5,777,069	171,256	5,605,813		2008(A)
EXTON	176,666	4,895,360	-	176,666	4,895,360	5,072,026	1,129,699	3,942,328		1999(A)
EXTON	731,888	2,927,551	-	731,888	2,927,551	3,659,439	925,807	2,733,632		1996(A)
EASTWICK	889,001	2,762,888	3,074,728	889,001	5,837,616	6,726,617	1,672,285	5,054,332	4,465,434	1997(A)
EXTON PLAZA	294,378	1,404,778	1,064,664	294,378	2,469,442	2,763,820	23,845	2,739,976		2005(A)
FEASTERVILLE	520,521	2,082,083	38,691	520,521	2,120,774	2,641,295	657,623	1,983,672		1996(A)
GETTYSBURG	74,626	671,630	101,519	74,626	773,149	847,775	747,005	100,770		1986(A)
HARRISBURG, PA	452,888	6,665,238	3,961,636	452,888	10,626,874	11,079,762	5,786,684	5,293,077		2002(A)
HAMBURG	439,232	-	2,023,428	494,982	1,967,677	2,462,660	341,125	2,121,535	2,349,818	2000(C)
HAVERTOWN	731,888	2,927,551	-	731,888	2,927,551	3,659,439	925,807	2,733,632		1996(A)
NORRISTOWN	686,134	2,664,535	3,355,299	774,084	5,931,884	6,705,968	3,817,006	2,888,962		1984(A)
NEW KENSINGTON	521,945	2,548,322	676,040	521,945	3,224,362	3,746,307	2,846,157	900,150		1986(A)
PHILADELPHIA	731,888	2,927,551	-	731,888	2,927,551	3,659,439	925,807	2,733,632		1996(A)
GALLERY, PHILADELPHIA PA	-	-	42,000	-	42,000	42,000	11,308	30,692		1996(A)
PHILADELPHIA PLAZA	209,197	1,373,843	14,888	209,197	1,388,731	1,597,928	-	1,597,928		2005(A)
STRAUSS WASHINGTON AVENUE	424,659	990,872	468,821	424,659	1,459,693	1,884,352	159,853	1,724,499		2005(A)
35 NORTH 3RD LLC	451,789	3,089,294	915,421	451,789	4,004,714	4,456,503	-	4,456,503		2007(A)
1628 WALNUT STREET	912,686	2,747,260	83,106	912,686	2,830,366	3,743,052	-	3,743,052		2007(A)
1701 WALNUT STREET	3,066,099	9,558,521	2,397,736	3,066,099	11,956,256	15,022,356	-	15,022,356		2007(A)
120-122 MARKET STREET	752,309	2,707,474	709,276	912,076	3,256,983	4,169,058	-	4,169,058		2007(A)
242-244 MARKET STREET	704,263	2,117,182	24,654	704,263	2,141,836	2,846,098	-	2,846,098		2007(A)
1401 WALNUT ST LOWER ESTATE - UNIT A	-	7,001,199	9,928	-	7,011,126	7,011,126	370,599	6,640,527		2008(A)
1401 WALNUT ST LOWER ESTATE - UNIT B	-	32,081,992	2,595,890	-	34,677,883	34,677,883	908,990	33,768,893		2008(A)
1831-33 CHESTNUT STREET	1,982,143	5,982,231	127,689	1,982,143	6,109,920	8,092,063	-	8,092,063		2007(A)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

1429 WALNUT STREET-COMMERCIAL	5,881,640	17,796,661	521,682	5,881,640	18,318,343	24,199,983	470,531	23,729,452	7,031,424	2008(A)
1805 WALNUT STREET UNIT A	-	17,311,529	-	-	17,311,529	17,311,529	-	17,311,529		2008(A)
RICHBORO	788,761	3,155,044	11,839,007	976,439	14,806,373	15,782,812	7,262,008	8,520,805		1986(A)
SPRINGFIELD	919,998	4,981,589	1,796,548	920,000	6,778,135	7,698,135	5,127,267	2,570,868		1983(A)
UPPER DARBY	231,821	927,286	5,046,838	231,821	5,974,124	6,205,945	1,667,451	4,538,494	3,508,555	1996(A)
WEST MIFFLIN	1,468,342	-	-	1,468,342	-	1,468,342	-	1,468,342		1986(A)
WHITEHALL	-	5,195,577	-	-	5,195,577	5,195,577	1,643,047	3,552,531		1996(A)
E. PROSPECT ST.	604,826	2,755,314	1,038,043	604,826	3,793,357	4,398,183	2,941,262	1,456,922		1986(A)
W. MARKET ST.	188,562	1,158,307	-	188,562	1,158,307	1,346,869	1,158,307	188,562		1986(A)
REXVILLE TOWN CENTER	24,872,982	48,688,161	6,023,070	25,678,064	53,906,149	79,584,213	6,907,879	72,676,334	41,479,554	2006(A)
PLAZA CENTRO - COSTCO	3,627,973	10,752,213	1,566,477	3,866,206	12,080,457	15,946,663	2,818,703	13,127,960		2006(A)
PLAZA CENTRO - MALL	19,873,263	58,719,179	6,225,903	19,655,368	65,162,977	84,818,345	14,996,094	69,822,251		2006(A)
PLAZA CENTRO - RETAIL	5,935,566	16,509,748	2,473,680	6,026,070	18,892,924	24,918,994	4,324,136	20,594,858		2006(A)
PLAZA CENTRO - SAM'S CLUB	6,643,224	20,224,758	2,379,589	6,520,090	22,727,481	29,247,571	8,952,461	20,295,110		2006(A)
LOS COLOBOS - BUILDERS SQUARE	4,404,593	9,627,903	1,389,309	4,461,145	10,960,661	15,421,806	2,568,016	12,853,789		2006(A)
LOS COLOBOS - KMART	4,594,944	10,120,147	754,523	4,402,338	11,067,275	15,469,613	2,682,857	12,786,757		2006(A)
LOS COLOBOS I	12,890,882	26,046,669	3,252,954	13,613,375	28,577,131	42,190,506	5,912,041	36,278,465		2006(A)
LOS COLOBOS II	14,893,698	30,680,556	3,274,083	15,142,301	33,706,036	48,848,337	6,908,820	41,939,517		2006(A)
WESTERN PLAZA - MAYAQUEZ ONE	10,857,773	12,252,522	1,310,001	11,241,993	13,178,304	24,420,297	2,589,014	21,831,282		2006(A)
WESTERN PLAZA - MAYAGUEZ TWO	16,874,345	19,911,045	1,640,234	16,872,648	21,552,977	38,425,624	4,328,924	34,096,701	17,594,893	2006(A)
MANATI VILLA MARIA SC	2,781,447	5,673,119	444,641	2,626,895	6,272,312	8,899,207	3,154,253	5,744,954		2006(A)
PONCE TOWN CENTER	14,432,778	28,448,754	3,773,843	15,151,981	31,503,394	46,655,375	3,196,913	43,458,462	24,183,031	2006(A)
TRUJILLO ALTO PLAZA	12,053,673	24,445,858	3,023,973	12,507,048	27,016,456	39,523,505	6,604,521	32,918,983		2006(A)
MARSHALL PLAZA, CRANSTON RI	1,886,600	7,575,302	1,683,456	1,886,600	9,258,758	11,145,358	2,488,797	8,656,561		1998(A)
CHARLESTON	730,164	3,132,092	10,179,956	730,164	13,312,048	14,042,212	3,809,226	10,232,986		1978(C)
CHARLESTON	1,744,430	6,986,094	4,204,305	1,744,430	11,190,399	12,934,829	3,413,193	9,521,636		1995(A)
FLORENCE	1,465,661	6,011,013	153,208	1,465,661	6,164,221	7,629,882	1,776,950	5,852,932		1997(A)
GREENVILLE	2,209,812	8,850,864	3,045,524	2,209,811	11,896,389	14,106,200	3,146,038	10,960,162		1997(A)
NORTH CHARLESTON	744,093	2,974,990	257,733	744,093	3,232,723	3,976,815	692,630	3,284,186	1,606,735	2000(A)
N. CHARLESTON	2,965,748	11,895,294	1,330,622	2,965,748	13,225,916	16,191,664	3,533,037	12,658,628		1997(A)
MADISON	-	4,133,904	2,753,096	-	6,887,000	6,887,000	4,935,762	1,951,238		1978(C)
HICKORY RIDGE COMMONS	596,347	2,545,033	21,750	596,347	2,566,783	3,163,130	557,485	2,605,646		2000(A)
TROLLEY STATION	3,303,682	13,218,740	634,568	3,303,682	13,853,308	17,156,990	3,484,305	13,672,685	9,453,000	1998(A)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

RIVERGATE STATION	7,135,070	19,091,078	2,019,812	7,135,070	21,110,890	28,245,960	4,841,997	23,403,963	14,709,548	2004(A)
MARKET PLACE AT RIVERGATE	2,574,635	10,339,449	1,239,080	2,574,635	11,578,529	14,153,164	3,102,707	11,050,457		1998(A)
RIVERGATE, TN	3,038,561	12,157,408	4,373,995	3,038,561	16,531,403	19,569,964	3,795,869	15,774,095		1998(A)
CENTER OF THE HILLS, TX	2,923,585	11,706,145	769,510	2,923,585	12,475,655	15,399,240	3,363,514	12,035,727		2008(A)
ARLINGTON	3,160,203	2,285,378	-	3,160,203	2,285,378	5,445,582	653,673	4,791,908		1997(A)
DOWLEN CENTER	2,244,581	-	(820,897)	484,828	938,856	1,423,684	-	1,423,684		2002(C)
BURLESON	9,974,390	810,314	(9,429,449)	1,373,692	(18,436)	1,355,256	-	1,355,256		2000(C)
BAYTOWN	500,422	2,431,651	553,066	500,422	2,984,717	3,485,139	846,256	2,638,883		1996(A)
LAS TIENDAS PLAZA	8,678,107	-	24,818,594	7,943,925	25,552,776	33,496,701	-	33,496,701		2005(C)
CORPUS CHRISTI, TX	-	944,562	3,208,000	-	4,152,562	4,152,562	787,523	3,365,038		1997(A)
DALLAS	1,299,632	5,168,727	7,497,651	1,299,632	12,666,378	13,966,010	9,829,241	4,136,769		1969(C)
MONTGOMERY PLAZA	6,203,205	-	44,061,930	6,203,205	44,061,930	50,265,134	1,936,260	48,328,874	38,394,221	2003(C)
PRESTON LEBANON CROSSING	13,552,180	-	23,489,386	12,524,385	24,517,181	37,041,566	-	37,041,566		2006(C)
KDI-LAKE PRAIRIE TOWN CROSSING	7,897,491	-	24,949,316	7,249,802	25,597,005	32,846,807	-	32,846,807	29,290,434	2006(C)
CENTER AT BAYBROOK	6,941,017	27,727,491	4,259,363	7,063,186	31,864,685	38,927,871	7,824,573	31,103,298		1998(A)
HARRIS COUNTY	1,843,000	7,372,420	1,531,492	2,003,260	8,743,652	10,746,912	2,362,001	8,384,911		1997(A)
CYPRESS TOWNE CENTER	6,033,932	-	(2,756,477)	2,251,666	1,025,789	3,277,455	-	3,277,455		2003(C)
SHOPS AT VISTA RIDGE	3,257,199	13,029,416	378,116	3,257,199	13,407,532	16,664,731	3,645,078	13,019,653		1998(A)
VISTA RIDGE PLAZA	2,926,495	11,716,483	2,234,831	2,926,495	13,951,314	16,877,809	3,640,481	13,237,328		1998(A)
VISTA RIDGE PHASE II	2,276,575	9,106,300	182,154	2,276,575	9,288,454	11,565,029	2,400,708	9,164,321		1998(A)
SOUTH PLAINES PLAZA, TX	1,890,000	7,555,099	27,777	1,890,000	7,582,876	9,472,876	2,145,354	7,327,522		1998(A)
MESQUITE	520,340	2,081,356	897,593	520,340	2,978,950	3,499,289	989,410	2,509,879		1995(A)
MESQUITE TOWN CENTER	3,757,324	15,061,644	1,918,308	3,757,324	16,979,953	20,737,276	4,595,463	16,141,813		1998(A)
NEW BRAUNSFELS	840,000	3,360,000	-	840,000	3,360,000	4,200,000	474,781	3,725,219		2003(A)
KDI-HARMON TOWNE CROSSING	7,815,750	187,300	(1,857,498)	5,736,003	409,549	6,145,552	-	6,145,552	3,316,394	2007(C)
PARKER PLAZA	7,846,946	-	-	7,846,946	-	7,846,946	-	7,846,946		2005(C)
PLANO	500,414	2,830,835	-	500,414	2,830,835	3,331,249	883,660	2,447,589		1996(A)
SOUTHLAKE OAKS	3,011,260	7,703,844	-	3,011,260	7,703,844	10,715,104	1,609,609	9,105,496	6,409,971	2008(A)
WEST OAKS	500,422	2,001,687	26,291	500,422	2,027,978	2,528,400	666,437	1,861,963		1996(A)
OGDEN	213,818	855,275	4,279,007	850,698	4,497,401	5,348,100	1,614,752	3,733,348		1967(C)
COLONIAL HEIGHTS	125,376	3,476,073	190,178	125,376	3,666,251	3,791,627	813,628	2,978,000		1999(A)
OLD TOWN VILLAGE	4,500,000	41,569,735	(2,715,719)	4,500,000	38,854,016	43,354,016	-	43,354,016	13,392,942	2007(A)
MANASSAS	1,788,750	7,162,661	360,474	1,788,750	7,523,135	9,311,885	2,175,664	7,136,220		1997(A)
RICHMOND	82,544	2,289,288	280,600	82,544	2,569,889	2,652,432	443,281	2,209,151		1999(A)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

RICHMOND	670,500	2,751,375	-	670,500	2,751,375	3,421,875	959,101	2,462,774		1995(A)
VALLEY VIEW SHOPPING CENTER	3,440,018	8,054,004	733,871	3,440,018	8,787,875	12,227,893	1,157,335	11,070,558		2004(A)
POTOMAC RUN PLAZA	27,369,515	48,451,209	-	27,369,515	48,451,209	75,820,724	504,916	75,315,808	44,541,918	2008(A)
MANCHESTER SHOPPING CENTER	2,722,461	6,403,866	639,555	2,722,461	7,043,421	9,765,882	1,665,441	8,100,441		2004(A)
AUBURN NORTH	7,785,841	18,157,625	60,221	7,785,841	18,217,846	26,003,688	1,818,317	24,185,371		2007(A)
CHARLES TOWN	602,000	3,725,871	11,026,315	602,000	14,752,186	15,354,186	7,234,418	8,119,768		1985(A)
RIVERWALK PLAZA	2,708,290	10,841,674	179,405	2,708,290	11,021,079	13,729,369	2,797,565	10,931,804		1999(A)
BLUE RIDGE	12,346,900	71,529,796	6,512,770	17,349,873	73,039,593	90,389,466	12,391,492	77,997,974	15,248,263	2005(A)
CHILE-VINA DEL MAR	11,096,948	720,781	-	11,096,948	720,781	11,817,729	11,195	11,806,534		2008(A)
CHILE-VICUNA MACKENA	362,556	5,205,439	-	362,556	5,205,439	5,567,996	-	5,567,996		2008(A)
CHILE-EKONO	414,730	-	-	414,730	-	414,730	-	414,730		2008(A)
PERU	811,916	-	443,699	811,916	443,699	1,255,616	-	1,255,616		2008(A)
MEXICO-GIGANTE ACQ	7,568,417	19,878,026	(4,128,019)	5,712,132	17,606,293	23,318,424	1,272,540	22,045,884		2007(A)
MEXICO-HERMOSILLO	11,424,531	-	-	11,424,531	698,606	12,123,136	-	12,123,136		2008(A)
BRAZIL-HORTOLANDIA	2,281,541	-	-	2,281,541	1,099,058	3,380,599	-	3,380,599		2008(A)
MEXICO-LINDAVISTA	19,352,453	-	21,154,629	15,581,895	24,925,187	40,507,083	-	40,507,083		2006(C)
MEXICO-MOTOROLA	47,272,528	-	27,850,383	38,150,664	36,972,247	75,122,911	-	75,122,911		2006(C)
MEXICO-MULTI PLAZA OJO DE AGUA	4,089,067	-	6,240,141	4,089,067	6,240,141	10,329,208	-	10,329,208		2008(A)
MEXICO-NON ADM GRAND PLZ CANCUN	13,976,402	35,593,236	(13,507,036)	3,358,277	32,704,325	36,062,602	1,323,748	34,738,855		2007(A)
MEXICO-NON ADM LAGO REAL	11,336,743	-	406,608	9,178,527	2,564,824	11,743,351	-	11,743,351		2007(A)
MEXICO-NON ADM LOS CABOS	10,873,070	1,257,517	6,972,267	8,668,736	10,434,118	19,102,854	-	19,102,854		2007(A)
MEXICO-NON BUS ADM-MULT. CANCUN	4,471,987	-	1,927,493	4,471,988	1,927,493	6,399,481	-	6,399,481		2008(A)
MEXICO-NUEVO LAREDO	10,627,540	-	18,848,888	8,546,133	20,930,295	29,476,428	-	29,476,428		2006(C)
MEXICO-PACHUCA WAL-MART	3,621,985	-	4,371,071	3,165,560	4,827,496	7,993,056	-	7,993,056		2005(C)
MEXICO-PLAZA CENTENARIO	3,388,861	-	2,741,650	2,601,664	3,528,848	6,130,511	-	6,130,511		2007(A)
MEXICO-PLAZA SAN JUAN	9,631,035	-	(1,018,318)	7,699,029	913,687	8,612,716	-	8,612,716		2006(C)
MEXICO-PLAZA SORIANA	2,639,975	346,945	(125,257)	2,103,630	758,032	2,861,663	-	2,861,663		2007(A)
MEXICO-RHODESIA	3,924,464	-	83,831	3,924,464	83,831	4,008,295	-	4,008,295		2008(A)
MEXICO-RIO BRAVO HEB	2,970,663	-	8,085,618	2,970,663	8,085,618	11,056,281	-	11,056,281		2008(A)
MEXICO-SALTILLO II	11,150,023	-	13,101,318	9,110,533	15,140,808	24,251,341	-	24,251,341		2005(C)
MEXICO-SAN PEDRO	3,309,654	13,238,616	(4,201,751)	3,330,479	9,016,040	12,346,519	942,197	11,404,322		2006(A)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

MEXICO-TAPACHULA	13,716,428	-	3,507,063	10,731,554	6,491,937	17,223,490	-	17,223,490		2007(A)
BRAZIL-VALINHOS	5,204,507	14,997,200	(67,275)	5,204,507	14,929,925	20,134,432	-	20,134,432		2008(A)
MEXICO-WALDO ACQ	8,929,278	16,888,627	(4,697,668)	6,917,666	14,202,571	21,120,237	674,913	20,445,323		2007(A)
BALANCE OF PORTFOLIO	133,248,688	4,492,127	72,145,780	137,610,601	72,275,994	209,886,595	25,370,314	184,516,281
TOTALS				$1,876,407,135	$5,942,508,985	$7,818,916,120	$1,159,664,489	$6,659,251,631	$1,115,828,000

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

Buildings and building improvements	15 to 50 years
Fixtures, leasehold and tenant improvements	Terms of leases or useful lives, whichever is shorter
(including certain identified intangible assets)

The aggregate cost for Federal income tax purposes was approximately $7.0 billion at December 31, 2008.

The changes in total real estate assets for the years ended December 31, 2008, 2007 and 2006, are as follows:

	2008	2007	2006
Balance, beginning of period	$ 7,325,034,819	$ 6,001,319,025	$ 4,560,405,547
Acquisitions	194,097,146	1,113,409,534	2,719,840,791
Improvements	242,545,745	497,102,382	505,353,494
Transfers from (to) unconsolidated joint ventures	194,579,632	67,572,307	(1,358,078,215)
Sales	(123,943,216)	(312,051,273)	(421,493,264)
Assets held for sale	(5,498,006)	(33,817,156)	(4,709,328)
Adjustment of property carrying values	(7,900,000)	(8,500,000)	-
Balance, end of period	$ 7,818,916,120	$ 7,325,034,819	$ 6,001,319,025

The changes in accumulated depreciation for the years ended December 31, 2008, 2007, and 2006 are as follows:

	2008	2007	2006
Balance, beginning of period	$ 977,443,829	$ 806,670,237	$ 740,127,307
Depreciation for year	187,779,442	171,109,963	138,279,032
Transfers from (to) unconsolidated joint ventures	2,899,587	8,358,844	(331,447)
Sales	(7,595,547)	(7,474,603)	(69,627,527)
Assets held for sale	(862,822)	(1,220,612)	(1,777,128)
Balance, end of period	$ 1,159,664,489	$ 977,443,829	$ 806,670,237

Reclassifications:

Certain Amounts in the Prior Period Have Been Reclassified in Order to Conform with the Current Period's Presentation.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2008

(in thousands)

Type of Loan/Borrower	Description	Location (3)	Interest Accrual Rates	Interest Payment Rates	Final Maturity Date	Periodic Payment Terms (1)	Prior Liens	Face Amount of Mortgages or Maximum Available Credit (2)	Carrying Amount of Mortgages (2)(3)

Mortgage Loans:

Borrower A	Apartments	Montreal, Quebec	8.50%	8.50%	6/27/2013	I	-	$ 23,800	$ 19,489
Borrower B	Retail	Boston, Massachusetts	12.00%	12.00%	9/11/2013	I	-	18,000	18,000
Borrower C	Retail	Palm Beach, FL	8.00%	8.00%	4/28/2013	I	-	14,500	17,320
Borrower D	Medical Center	Bayonne, NJ	Libor + 6%	Libor + 6%	4/17/2009	I	-	17,500	16,000
Borrower E	Retail Development	Ontario, Canada	8.50%	8.50%	4/13/2009	I	-	16,906	13,648
Borrower F	Commercial	Pennsylvania	LIBOR + 12.5% or Prime +1 1.5%	LIBOR + 12.5% or Prime + 11.5%	4/18/2013	I	-	21,875	13,430
Borrower G	Medical Center	NewYork, NY	LIBOR + 3.25% or Prime + 1.75%	LIBOR + 3.25% or Prime + 1.75%	10/19/2012	I	-	18,000	9,000
Borrower H	Retail	Arboledas, Mexico	8.10%	8.10%	12/31/2012	I	-	13,000	6,487
Borrower I	Retail	Acapulco, Mexico	10.00%	10.00%	12/1/2016	I	-	9,900	5,626
Individually < 3%								75,300	56,733
								228,781	175,733
Lines of Credit:
Individually < 3%							-	7,067	5,416
Other:
Individually < 3%							-	5,000	45
Capitalized loan costs									798

Total								$ 240,848	$ 181,992

(1)  I = Interest only

(2)  The instruments actual cash flows are denominated in U.S. dollars, Canadian dollars and Mexican pesos as indicated by the geographic location above

(3)  The aggregate cost for Federal income tax purposes is $181,992

The Company feels it is not practicable to estimate the fair value of each receivable as quoted market prices are not available.  The cost of obtaining an independent valuation on these assets is deemed excessive

For a reconcilition of mortgage and other financing receivables from January 1, 2006 to December 31, 2008 see Note 9 of the Notes to Consolidated Financial Statements included in this annual report of Form 10K.