Form 10-Q
period 2009-03-31
KIMCO REALTY CORP
filed 2009-05-05
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

 [X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X       No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (sec. 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files.) Yes ___     No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12-b of the Exchange Act.

Large Accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ___     No    X

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

376,352,395 shares outstanding as of April 22, 2009.

PART I

FINANCIAL INFORMATION

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	March 31,	December 31,
	2009	2008
Assets:
Operating real estate, net of accumulated depreciation
of $1,208,258 and $1,159,664, respectively	$5,723,389	$5,690,277
Investments and advances in real estate joint ventures	1,219,056	1,161,382
Real estate under development	870,252	968,975
Other real estate investments	563,087	566,324
Mortgages and other financing receivables	175,859	181,992
Cash and cash equivalents	149,982	136,177
Marketable securities	252,736	258,174
Accounts and notes receivable	109,141	97,702
Other assets	329,467	336,144
Total assets	$9,392,969	$9,397,147

Liabilities:
Notes payable	$3,507,137	$3,440,818
Mortgages payable	877,967	847,491
Construction loans payable	266,752	268,337
Dividends payable	131,097	131,097
Other liabilities	408,257	388,818
Total liabilities	5,191,210	5,076,561
Redeemable noncontrolling interests	115,743	115,853

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 3,232,000 shares
Class F Preferred Stock, $1.00 par value, authorized 700,000 shares
Issued and outstanding 700,000 shares	700	700
Aggregate liquidation preference $175,000
Class G Preferred Stock, $1.00 par value, authorized 184,000 shares
Issued and outstanding 184,000 shares	184	184
Aggregate liquidation preference $460,000
Common stock, $.01 par value, authorized 750,000,000
Issued and outstanding 271,080,433 and 271,080,525 shares, respectively	2,711	2,711
Paid-in capital	4,219,923	4,217,806
Cumulative distributions in excess of net income	(150,836)	(58,162)
	4,072,682	4,163,239
Accumulated other comprehensive income	(210,663)	(179,541)
Total stockholders' equity	3,862,019	3,983,698
Noncontrolling interests	223,997	221,035
Total equity	4,086,016	4,204,733
Total liabilities and equity	$9,392,969	$9,397,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenues from rental property	$193,895	$188,794
Rental property expenses:
Rent	(3,286)	(3,211)
Real estate taxes	(24,353)	(23,359)
Operating and maintenance	(31,170)	(27,364)
Mortgage and other financing income	4,125	3,896
Management and other fee income	9,925	11,655
Depreciation and amortization	(56,140)	(48,619)
General and administrative expenses	(29,923)	(24,756)
Interest, dividends and other investment income	7,921	21,989
Other (expense)/income, net	(4,215)	3,882
Interest expense	(46,516)	(53,961)
Income from continuing operations before income taxes, income from other real estate investments, equity in income of joint ventures,
and gain on sale of development properties	20,263	48,946
Benefit/(provision) for income taxes	1,653	(9,410)
Income from other real estate investments	8,386	21,029
Equity in income of joint ventures, net	9,642	39,057
Gain on sale of development properties,
net of tax of $971 and $1,612, respectively	1,457	2,418
Income from continuing operations	41,401	102,040
Discontinued operations:
Income from discontinued operating properties	18	4,716
Loss on operating properties held for sale/sold, net of tax	(56)	-
Gain on disposition of operating properties, net of tax	403	661
Income from discontinued operations	365	5,377
Gain on transfer of operating properties	26	-
Gain on sale of operating properties, net of tax	-	563
Total gain on transfer or sale of operating properties, net of tax	26	563
Net income	41,792	107,980
Net income attributable to noncontrolling interests	(3,368)	(9,513)
Net income attributable to the Company	38,424	98,467
Preferred stock dividends	(11,822)	(11,822)
Net income available to the Company's common shareholders	$26,602	$86,645
Per common share:
Income from continuing operations:
-Basic	$0.10	$0.33
-Diluted	$0.10	$0.32
Net income :
-Basic	$0.10	$0.34
-Diluted	$0.10	$0.34
Weighted average shares:
-Basic	271,083	252,932
-Diluted	271,158	255,916
Amounts attributable to the Company's common shareholders:
Income from continuing operations, net of tax	$26,237	$82,400
Discontinued operations, net of tax	365	4,245
Net Income	$26,602	$86,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2009	2008

Net income	$41,792	$107,980
Other comprehensive income:
Change in unrealized gain/(loss) on marketable securities	1,093	(6,719)
Change in unrealized loss on interest rate swaps	(431)	(170)
Change in foreign currency translation adjustment	(41,513)	(6,068)

Other comprehensive loss	(40,851)	(12,957)

Comprehensive income	941	95,023

Comprehensive loss/(income) attributable to noncontrolling interests	6,361	(9,361)

Comprehensive income attributable to the Company	$7,302	$85,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2009 and 2008

(Unaudited) (in thousands)

	Retained Earnings/ (Cumulative Distributions in Excess of Net Income)	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Total Stockholders' Equity	Noncontrolling Interest	Total Equity	Comprehensive Income
Balance, January 1, 2008	$180,005	$33,299	$884	$2,528	$3,677,509	$3,894,225	$274,916	$4,169,141
Contributions from noncontrolling interests	-	-	-	-	-	-	13,421	13,421
Comprehensive income:
Net income	98,467	-	-	-	-	98,467	9,513	107,980	$107,980
Other comprehensive income, net of tax:
Change in unrealized loss on marketable securities	-	(6,719)	-	-	-	(6,719)	-	(6,719)	(6,719)
Change in unrealized loss on interest rate swaps	-	(170)	-	-	-	(170)	-	(170)	(170)
Change in foreign currency translation adjustment	-	(5,916)	-	-	-	(5,916)	(152)	(6,068)	(6,068)
Comprehensive income:									$95,023
Redeemable noncontrolling interest	-	-	-	-	-	-	(2,504)	(2,504)
Dividends paid ($0.40 per common share; $0.4156 per
Class F Depositary Share, and $0.5113 per
Class G share, respectively)	(114,567)	-	-	-	-	(114,567)	-	(114,567)
Distributions to noncontrolling interests	-	-	-	-	-	-	(4,511)	(4,511)
Exercise of common stock options	-	-	-	6	13,142	13,148	-	13,148
Amortization of stock option expense	-	-	-	-	1,842	1,842	-	1,842
Balance, March 31, 2008	$163,905	$20,494	$884	$2,534	$3,692,493	$3,880,310	$290,683	$4,170,993

Balance, January 1, 2009	$(58,162)	$(179,541)	$884	$2,711	$4,217,806	$3,983,698	$221,035	$4,204,733
Contributions from noncontrolling interests	-	-	-	-	-	-	12,678	12,678
Comprehensive income:
Net income	38,424	-	-	-	-	38,424	3,368	41,792	$41,792
Other comprehensive income, net of tax:
Change in unrealized gains on marketable securities	-	1,093	-	-	-	1,093	-	1,093	1,093
Change in unrealized loss on interest rate swaps	-	(431)	-	-	-	(431)	-	(431)	(431)
Change in foreign currency translation adjustment	-	(31,784)	-	-	-	(31,784)	(9,729)	(41,513)	(41,513)
Comprehensive income:									$941
Redeemable noncontrolling interest	-	-	-	-	-	-	(1,804)	(1,804)
Dividends paid ($0.44 per common share; $0.4156 per
Class F Depositary Share, and $0.4844 per
Class G share, respectively)	(131,098)	-	-	-	-	(131,098)	-	(131,098)
Distributions to noncontrolling interests	-	-	-	-	-	-	(1,205)	(1,205)
Unit redemptions	-	-	-	-	-	-	(346)	(346)
Exercise of common stock options	-	-	-	-	(108)	(108)	-	(108)
Amortization of stock option expense	-	-	-	-	2,225	2,225	-	2,225
Balance, March 31, 2009	$(150,836)	$(210,663)	$884	$2,711	$4,219,923	$3,862,019	$223,997	$4,086,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flow from operating activities:
Net income	$41,792	$107,980
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	56,140	49,253
Loss on operating properties held for sale/sold	89	-
Gain on sale of development properties	(2,428)	(4,030)
Gain on sale/transfer of operating properties	(697)	(1,224)
Equity in income of joint ventures, net	(9,642)	(39,057)
Income from other real estate investments	(4,118)	(20,084)
Distributions from joint ventures	30,403	53,709
Cash retained from excess tax benefits	-	(484)
Change in accounts and notes receivable	(11,439)	(7,080)
Change in accounts payable and accrued expenses	25,018	27,235
Change in other operating assets and liabilities	(10,213)	(12,518)
Net cash flow provided by operating activities	114,905	153,700

Cash flow from investing activities:
Acquisition of and improvements to operating real estate	(30,798)	(82,834)
Acquisition of and improvements to real estate under development	(38,367)	(86,466)
Investment in marketable securities	-	(232,984)
Proceeds from sale of marketable securities	7,512	40,942
Investments and advances to real estate joint ventures	(40,438)	(30,076)
Reimbursements of advances to real estate joint ventures	75	14,053
Other real estate investments	(3,309)	(24,024)
Reimbursements of advances to other real estate investments	3,481	32,161
Investment in mortgage loans receivable	(182)	(15,512)
Collection of mortgage loans receivable	5,277	19,088
Other investments	(2,836)	(3,080)
Reimbursements of other investments	1,060	-
Proceeds from sale of operating properties	6,569	46,941
Proceeds from sale of development properties	12,132	9,036
Net cash flow used for investing activities	(79,824)	(312,755)

Cash flow from financing activities:
Principal payments on debt, excluding
normal amortization of rental property debt	-	(8,650)
Principal payments on rental property debt	(3,775)	(3,753)
Principal payments on construction loan financings	(10,059)	(603)
Proceeds from mortgage/construction loan financings	43,474	31,906
Borrowings under unsecured credit facilities	211,858	335,249
Repayment of borrowings under unsecured revolving credit facilities	(356)	(22,886)
Repayment of unsecured senior notes	(130,000)	-
Financing origination costs	(1,019)	(1,933)
Redemption of noncontrolling interests	(346)	(2,293)
Dividends paid	(131,097)	(113,438)
Cash retained from excess tax benefits	-	484
Proceeds from issuance of stock	44	8,434
Net cash flow (used for)/provided by financing activities	(21,276)	222,517

Change in cash and cash equivalents	13,805	63,462

Cash and cash equivalents, beginning of period	136,177	87,499
Cash and cash equivalents, end of period	$149,982	$150,961

Interest paid during the period (net of capitalized interest
of $5,635 and $6,399, respectively)	$26,569	$32,799

Income taxes paid during the period	$33	$350

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

1.

Interim Financial Statements

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation (the “Company”), its subsidiaries, all of which are wholly-owned, and all entities in which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”), in accordance with the provisions and guidance of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”) or meets certain criteria of a sole general partner or managing member as identified, in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investors Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”).  All inter-company balances and transactions have been eliminated in consolidation.  The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's 2008 Annual Report on Form 10-K.

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

Real Estate  -

Upon acquisition of real estate operating properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building, building improvements and tenant improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships), assumed debt and redeemable units issued in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141(R), Business Combinations ("SFAS No. 141(R)"), at the date of acquisition, based on evaluation of information and estimates available at that date. Based on these estimates, the Company allocates the estimated fair value to the applicable assets and liabilities. Fair value is determined in accordance with FASB Statement No. 157, Fair Value Measurements (“FASB 157”) based on an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  If, up to one year from the acquisition date, information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation on a retrospective basis.  The Company expenses transaction costs associated with business combinations in the period incurred.

Noncontrolling Interests  -

Noncontrolling interests represent the portion of equity that the Company does not own in those entities it consolidates as a result of having a controlling interest or determined that the Company was the primary beneficiary of a variable interest entity in accordance with the provisions and guidance of FIN 46(R).

Noncontrolling interests also includes partnership units issued by consolidated subsidiaries of the Company in connection with certain property acquisitions.  These units have a stated redemption value or a redemption amount based upon the Adjusted Current Trading Price, as defined, of the Company’s common stock ("Common Stock") and provide the unit holders various rates of return during the holding period.  The unit holders generally have the right to redeem their units for cash at any time after one year from issuance.  The Company typically has the option to settle redemption amounts in cash or Common Stock for the issuance of convertible units.  The Company evaluates the terms of the partnership units issued in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, and EITF D-98, Classification and Measurement of Redeemable Securities (“EITF D-98”), to determine if the units are mandatorily redeemable and as such accounts for them accordingly.

The Company accounts and reports for noncontrolling interests in accordance with SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”).  The Company identifies its noncontrolling interests separately within the equity section on the Company’s Condensed Consolidated Balance Sheets.  Redeemable units accounted for under EITF D-98 are classified as Redeemable noncontrolling interests and presented between Total Liabilities and Stockholder’s Equity on the Company’s Condensed Consolidated Balance Sheets.  The amounts of consolidated net income attributable to the Company and to the noncontrolling interests are presented on the Company’s Condensed Consolidated Statements of Income.  When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is initially measured at fair value.  Any gain or loss on the deconsolidation of a subsidiary is measured using the fair value of the noncontrolling equity investment rather than the carrying amount of that retained investment.

Earnings Per Share -

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended March 31,
	2009	2008
Computation of Basic Earnings Per Share:

Income from continuing operations	$41,401	$102,040

Gain on transfer of operating properties	26	-

Gain on sale of operating properties, net of tax	-	563

Net income attributable to noncontrolling interests	(3,368)	(9,513)

Discontinued operations attributable to noncontrolling interests	-	1,132

Preferred stock dividends	(11,822)	(11,822)

Income from continuing operations available to common shares	26,237	82,400

Income from discontinued operations attributable to the Company	365	4,245

Net income attributable to the Company’s common shares	$26,602	$86,645

Weighted average common shares Outstanding	271,083	252,932

Basic Earnings Per Share attributable to the Company:

Income from continuing operations	$0.10	$0.33
Income from discontinued operations	-	0.01
Net income	$0.10	$0.34

Computation of Diluted Earnings Per Share:

Income from continuing operations available to common shares	$26,237	$82,400

Income from discontinued operations attributable to the Company	365	4,245

Net income attributable to the Company’s common shares	$26,602	$86,645

Weighted average common shares outstanding – basic	271,083	252,932

Effect of dilutive securities: Stock options (a)	75	2,984

Shares for diluted earnings per common share	271,158	255,916

Diluted Earnings Per Share attributable to the Company:
Income from continuing operations	$0.10	$0.32
Income from discontinued operations	-	0.02
Net income	$0.10	$0.34

(a)

For the three months ended March 31, 2009 and 2008, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

There were approximately 16,177,180 and 5,486,850 stock options that were anti-dilutive at March 31, 2009 and 2008, respectively.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, which establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The objective of the guidance is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. FAS 160 is effective for fiscal years beginning on or after December 15, 2008.  As required by FAS 160, the Company has retrospectively applied the presentation to its prior year balances in its Condensed Consolidated Financial Statements.

In March 2008, the FASB issued FAS 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133", (“SFAS No. 161”) which amends and expands the disclosure requirements of FAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008, with early application encouraged.  SFAS No. 161 also encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The adoption of SFAS No. 161 did not have a material impact on the Company’s disclosures.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 removes the requirement under SFAS No. 142, Goodwill and Other Intangible Assets to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. FSP 142-3 also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of FSP 142-3 did not have a material impact on the Company’s financial position or results of operations.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," (“EITF 03-6-1”), which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, "Earnings per Share."  EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. All prior-period earnings per share data presented are to be adjusted retrospectively. The Company’s adoption of EITF 03-6-1 did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  Additionally, this FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009.  If a reporting entity elects to adopt early FSP FAS 115-2 and FAS 124-2 or FSP FAS 107-1 and APB 28-1, described below, the reporting entity also is required to adopt early this FSP.  Additionally, if the reporting entity elects to adopt early this FSP, FSP FAS 115-2 and FAS 124-2 also must be adopted early.  The Company elected to early adopt FAS 157-4, and such adoption did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  If an entity elects to adopt early either FSP FAS 157-4, or FSP FAS 107-1 and APB 28-1, described below, the entity is also required to adopt early this FSP.  Additionally, if an entity elects to adopt early this FSP, it is required to adopt FSP FAS 157-4.  The Company elected to early adopt FSP FAS 115-2 and FAS 124-2, such adoption did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company did not elect early adoption of this FSP and does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on the Company’s disclosures.

2.

Operating Property Activities

Acquisitions -

During the three months ended March 31, 2009, the Company acquired a land parcel located in Rio Clara Brazil through a newly formed joint venture in which the Company has a 70% controlling ownership interest for a purchase price of 3.3 million Brazilian Reals (approximately USD $1.5 million).  This parcel will be developed into a 48,000 square foot retail shopping center. The Company has determined, under the provisions of FIN 46(R), that this joint venture is a VIE and that the Company is the primary beneficiary.  As such, the Company has consolidated this entity for accounting and reporting purposes.  This entity was deemed a VIE primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity is not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of this VIE, as a result of its economic ownership percentage which provides that the Company would absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or both.

Dispositions -

During the three months ended March 31, 2009, the Company disposed of portions of two operating properties, in separate transactions, for an aggregate sales price of approximately $7.3 million.  The Company provided seller financing for each of these transactions aggregating approximately $1.4 million, which bear interest at 9% per annum and are scheduled to mature in January and March 2012.  The Company evaluated this transaction pursuant to the provisions of SFAS 66 “Accounting for Sales of Real Estate” and accordingly, recognized an aggregate net gain of approximately $0.3 million, net of income tax of $0.2 million.

Additionally, during the three months ended March 31, 2009, a consolidated joint venture in which the Company has a preferred equity investment disposed of a portion of a property for a sales price of approximately $1.1 million. As a result of this capital transaction, the Company received approximately $0.1 million of profit participation.  This profit participation has been recorded as income from other real estate investments in the Company’s Condensed Consolidated Statements of Income.

3.

Discontinued Operations

The Company reports as discontinued operations properties held-for-sale and operating properties sold in the current period. The results of these discontinued operations are included in a separate component of income on the Condensed Consolidated Statements of Income under the caption Discontinued operations.  This reporting has resulted in certain reclassifications of 2008 financial statement amounts.

The components of income and expense relating to discontinued operations for the three months ended March 31, 2009 and 2008 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2009 and 2008 and the operations for the applicable period for those assets classified as held-for-sale as of March 31, 2009 (in thousands):

	Three Months Ended March 31,
	2009	2008
Discontinued operations:
Revenues from rental property	$27	$2,401
Rental property expenses	(27)	(558)
Depreciation and amortization	-	(635)
Interest expense	-	(84)
Income from other real estate Investments	-	3,451
Other income	18	141
Income from discontinued operating properties	18	4,716
Provision for income taxes	(235)	-
Loss on operating properties held for sale/sold	(89)	-
Gain on disposition of operating properties	671	661
Income from discontinued operating properties	365	5,377
Noncontrolling interest	-	(1,132)
Income from discontinued operations attributable to the Company	$365	$4,245

4.

Ground-Up Development

The Company is engaged in ground-up development projects which consist of (i) merchant building through the Company’s wholly-owned taxable REIT subsidiaries, which develop neighborhood and community shopping centers and the subsequent sale after completion, (ii) U.S. ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Latin America for long-term investment.  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of March 31, 2009, the Company had a total of 39 ground-up development projects, consisting of (i) nine merchant building projects, of which four are substantially complete and two are anticipated to be substantially complete within three months, (ii) one U.S. ground-up development project, (iii) 22 ground-up development projects located throughout Mexico, (iv) three ground-up development projects located in Chile, (v) three ground-up development projects located in Brazil and (vi) one ground-up development project located in Peru.

Merchant Building -

During the three months ended March 31, 2009, the Company sold, in separate transactions, six out-parcels and one ground lease for aggregate proceeds of approximately $11.4 million.  Merchant building transactions for the three months ended March 31, 2009, resulted in gains of approximately $1.5 million, net of income taxes of $1.0 million.

As of March 31, 2009, total loan commitments on the Company’s 16 outstanding construction loans aggregated approximately $353.4 million of which approximately $266.8 million has been funded.  These loans have scheduled maturities ranging from one month to 39 months (excluding any extension options which may be available to the Company) and bear interest at rates ranging from 1.88% to 5.50% at March 31, 2009.  Approximately $160.7 million of the outstanding loan balance matures in 2009.  These maturing loans are anticipated to be repaid with operating cash flows, borrowings under the Company’s credit facilities and additional debt financings.  In addition, the Company may pursue or exercise existing extension options with lenders where available.

5.

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

Immediately following the merger, the Company commenced its joint venture agreements with Prudential Real Estate Investors (“PREI”) through three separate accounts managed by PREI.  In accordance with the joint venture agreements, all Pan Pacific assets and respective non-recourse mortgage debt and a $1.2 billion credit facility used to fund the transaction were transferred to the separate accounts.  PREI contributed approximately $1.1 billion on behalf of institutional investors in three of its portfolios.  The Company holds a 15% noncontrolling ownership interest in each of the joint ventures, collectively, KimPru. The Company accounts for its investment in KimPru under the equity method of accounting.  In addition, the Company manages the portfolios and earns acquisition fees, leasing commissions, property management fees and construction management fees.

During August 2008, KimPru entered into a $650.0 million credit facility which matures in August 2009, with the option to extend for one year and bears interest at a rate of LIBOR plus 1.25%.  This facility is guaranteed by the Company with a guarantee from PREI to the Company for 85% of any guaranty payment the Company is obligated to make. Proceeds from this credit facility were used to repay the outstanding balance of $658.7 million under the $1.2 billion credit facility, referred to above, which was scheduled to mature in October 2008 and bore interest at a rate of LIBOR plus 0.45%. As of March 31, 2009, the outstanding balance on the credit facility was $643.5 million.

During the three months ended March 31, 2009 KimPru sold its interest in an unconsolidated joint venture for approximately $6.5 million, which resulted in a gain of approximately $2.6 million.  Proceeds from this property sale were used to repay a portion of the outstanding balance on the $650.0 million credit facility.

In addition, during the three months ended March 31, 2009, KimPru paid down a non-recourse mortgage with a balance of approximately $12.1 million which bore interest at a rate of 4.92% and was scheduled to mature in April 2009.

As of March 31, 2009, the KimPru portfolio was comprised of 123 shopping center properties aggregating approximately 19.4 million square feet of GLA located in 13 states.

Kimco Income REIT (“KIR”) -

The Company holds a 45% noncontrolling limited partnership interest in KIR and accounts for its investment under the equity method of accounting.  KIR has a master management agreement with the Company whereby the Company performs services for fees relating to the management, operation, supervision and maintenance of the joint venture properties.

During the three months ended March 31, 2009, KIR repaid three maturing non-recourse mortgages aggregating approximately $40.3 million, which bore interest at 7.57%.  KIR also obtained three new non-recourse mortgages on three previously unencumbered properties aggregating approximately $24.8 million bearing interest at rates ranging from 6.4% to 7.2% with maturity dates ranging from 2012 to 2019.

As of March 31, 2009, the KIR portfolio was comprised of 62 operating properties aggregating 13.1 million square feet of GLA located in 18 states.

PL Retail  -

PL Retail, a joint venture investment in which the Company holds a 15% noncontrolling interest had a $39.5 million unsecured revolving credit facility, which bore interest at LIBOR plus 0.45% and was scheduled to mature in February 2008. During 2008, this facility was extended to February 2009 at a rate of LIBOR plus 0.50%. This facility is guaranteed by the Company and the joint venture partner has guaranteed reimbursement to the Company of 85% of any guaranty payment the Company is obligated to make.  During the three months ended March 31, 2009, the joint venture made a principal payment of $5.6 million and obtained a one-year extension option at LIBOR plus 400 basis points for the remaining balance of $30.0 million.

In addition, PL Retail refinanced a $61.3 million mortgage, which bore interest at 8.18% and was scheduled to mature during February 2009, with a new $61.5 million mortgage which bears interest at a rate of 7.70% and is scheduled to mature in April 2016.

Other Real Estate Joint Ventures -

During the three months ended March 31, 2009, the Company acquired a land parcel located in San Luis Potosi, Mexico, through a joint venture in which the Company has a noncontrolling interest, for an aggregate purchase price of approximately $0.8 million.  The Company accounts for its investment in this joint venture under the equity method of accounting.  The Company’s aggregate investment resulting from this transaction was approximately $0.4 million.

During the three months ended March 31, 2009, a joint venture in which the Company has a noncontrolling interest refinanced a $7.4 million mortgage, which was scheduled to mature in March 2009 and bore interest at a rate of 4.74%, with a new $6.0 million mortgage which bears interest at a rate of 6.64% and is scheduled to mature in March 2014.

The Company’s maximum exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments.  Generally such investments contain operating properties and the Company has determined these entities do not contain the characteristics of a VIE.  As of March 31, 2009, the Company’s carrying value in these investments approximated $1.2 billion.

6.

Other Real Estate Investments

Preferred Equity Capital -

The Company maintains a preferred equity program, which provides capital to developers and owners of real estate.  During the three months ended March 31, 2009, the Company provided an aggregate of approximately $0.4 million in investment capital to developers and owners of a real estate property.  As of March 31, 2009, the Company’s net investment under the Preferred Equity program was approximately $531.4 million relating to 632 properties, including 402 net leased properties.  During the three months ended March 31, 2009, the Company earned approximately $7.3 million from these investments, including $0.7 million in profit participation earned from one capital transaction.  During the three months ended March 31, 2008, the Company earned approximately $18.4 million from these investments, including $8.9 million in profit participation earned from five capital transactions.

7.

Mortgages and Other Financing Receivables

During March 2009, the Company committed approximately $6.0 million as its share of a $20.0 million one-year Debtor-in-Possession (“DIP”) facility to an auto parts supplier.  The DIP facility bears interest at LIBOR plus 11% with a floor of 15% per annum and is secured by all assets of the borrower.  As of March 31, 2009, there was no outstanding balance on this facility.

8.

Marketable Securities

During the three months ended March 31, 2009, the Company received approximately $7.3 million in proceeds from the sale of certain marketable securities.  The Company recognized gross realizable gains of approximately $0.4 million and gross realizable losses of approximately $0.4 million from sales of marketable securities during the three months ended March 31, 2009.

At March 31, 2009, the Company’s investment in marketable securities was approximately $252.7 million which includes an aggregate unrealized loss of approximately $21.6 million related to marketable equity security investments and an unrealized loss of approximately $37.7 million related to its investment in Valad Property Group convertible notes.

For each of the equity securities in the Company’s portfolio with unrealized losses, the Company reviews the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline. In the Company’s evaluation, the Company considers its ability and intent to hold these investments for a reasonable period of time sufficient for the Company to recover its cost basis.  At March 31, 2009, marketable equity securities with unrealized loss positions for (i) less than twelve months had an aggregate unrealized loss of approximately $19.2 million and (ii) more than twelve months had an aggregate unrealized loss of approximately $2.4 million.

For marketable debt securities, the Company assesses current interest payments and the probability of the issuer’s ability to pay all amounts due under contractual terms.  Additionally, the Company assesses whether it has the intent to sell the debt security, whether it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery (for example, if its cash or working capital requirements or contractual or regulatory obligations indicate that the debt security will be required to be sold before the forecasted recovery occurs) and whether it does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell).

The Company does not believe that the declines in value of any of its securities with unrealized losses are other-than-temporary at March 31, 2009.  The Company will continue to assess declines in value of its marketable securities on an on going basis.  Based on these assessments, the Company may determine that a decline in value for one or more of its investments may be other-than-temporary and would therefore write-down its cost basis accordingly.

9.

Notes Payable

During the three months ended March 31, 2009, the Company repaid its $130.0 million 6.875% senior notes, which matured on February 10, 2009.

10.

Mortgages Payable

During the three months ended March 31, 2009, the Company obtained a new non-recourse mortgage on a previously unencumbered property for approximately $35.0 million, which bears interest at a rate of 7.25% and matures in April 2014.

11.

Fair Value Measurements

The Company has certain financial instruments that must be measured under SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), including: available for sale securities, convertible notes and derivatives. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 and March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2008 and March 31, 2009 are as follows (in thousands):

	Balance at December 31, 2008	Level 1	Level 2	Level 3
Assets:
Marketable securities	$46,452	$46,452	$-	$-
Convertible notes	$113,713	$-	$113,713	$-
Conversion option	$6,063	$-	$6,063	$-
Liabilities:
Interest rate swaps	$734	$-	$734	$-

	Balance at March 31, 2009	Level 1	Level 2	Level 3
Assets:
Marketable securities	$32,091	$32,091	$-	$-
Convertible notes	$122,456	$-	$122,456	$-
Conversion option	$4,208	$-	$4,208	$-
Liabilities:
Interest rate swaps	$415	$-	$415	$-

During 2008, the Company recognized nonrecurring non-cash impairment charges of $15.5 million against the carrying value of its investment in its unconsolidated joint ventures with PREI, KimPru, reflecting an other-than-temporary decline in the fair value of its investment resulting from further significant declines in the real estate markets during the fourth quarter of 2008. The Company’s estimated fair values relating to these impairment assessments were based upon discounted cash flow models that included all estimated cash inflows and outflows over a specified holding period. These cash flows are comprised of unobservable inputs which include contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the respective properties.  Based on these inputs the Company had determined that its valuation of its KimPru investment was classified within Level 3 of the fair value hierarchy.

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2009.

12.

Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the three months ended March 31, 2009 and 2008 (in thousands):

	2009	2008
Acquisition of real estate interests by assumption of mortgage debt	$-	$6,400
Disposition of real estate through the issuance of an unsecured obligation	$1,366	$-
Declaration of dividends paid in succeeding period	$131,097	$113,181

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

The Company recognized stock options expense of approximately $2.2 million and $1.6 million for the three months ended March 31, 2009 and 2008, respectively.  The $2.2 million expense for the three months ended March 31, 2009, includes incremental expense related to the modification of stock awards in connection with the terminations of employees discussed below.  As of March 31, 2009, the Company had approximately $25.1 million of total unrecognized compensation cost related to unvested stock compensation granted under the Company’s Plan.  That cost is expected to be recognized over a weighted average period of approximately 2.9 years.

Due to economic conditions resulting in the lack of transactional activity within the real estate industry as a whole, the Company had accrued approximately $3.6 million at December 31, 2008, relating to severance costs associated with employees that had been terminated during January 2009.  Also, as a result of continued economic decline, the Company recorded an additional accrual of approximately $1.9 million for severance costs associated with terminations during March 2009.

14.

Pro Forma Financial Information

As discussed in Note 2, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the three months ended March 31, 2009.  The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Income for the three months ended March 31, 2009 and 2008, adjusted to give effect to these transactions at the beginning of each year.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations.  (Amounts presented in millions, except per share figures.)

	Three Months ended March 31
	2009	2008

Revenues from rental property	$193.9	$188.8
Net Income	$41.4	$102.1
Net income attributable to the Company’s common shareholders	$26.2	$81.9

Net income attributable to the Company’s common shareholders per common share:
Basic	$0.10	$0.32
Diluted	$0.10	$0.32

15.

Subsequent Events

During April 2009, the Company completed a primary public stock offering of 105,225,000 shares of the Company’s common stock.  The net proceeds from this sale of common stock, totaling approximately $717.3 million (after related transaction costs of $0.7 million) were used to partially repay the outstanding balance under the Company’s U.S. revolving credit facility and for general corporate purposes.

During April 2009, the Company closed on a two-year $220.0 million unsecured term loan with a consortium of banks, which accrues interest at a spread (currently 4.65%) to LIBOR (subject to a 2% LIBOR floor) or at the Company’s option, at a spread (currently 3.65%) to the “ABR,” as defined in the Credit Agreement.  The term loan is scheduled to mature in April 2011. The Company utilized these proceeds to partially repay the outstanding balance under the Company’s U.S. revolving credit facility and for general corporate purposes.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to, the risk factors discussed in Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2008, and (i) general adverse economic and local real estate conditions, including the current economic recession, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt or other sources of financing on favorable terms, (iv) the Company’s ability to raise capital by selling its assets, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates and foreign currency exchange rates, (vii) the availability of suitable acquisition opportunities, (viii) valuation of joint venture investments, (ix) valuation of marketable securities and other investments, (x) increases in operating costs, (xi) changes in the dividend policy for our common stock, (xii) the reduction in our income in the event of multiple lease terminations by tenants or a failure by multiple tenants to occupy their premises in a shopping center, and (xiii) impairment charges. Accordingly, there is no assurance that the Company’s expectations will be realized.

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.  These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers.  As of March 31, 2009, the Company had interests in 1,946 properties, totaling approximately 181.3 million square feet of gross leaseable area (“GLA”) located in 45 states, Puerto Rico, Canada, Mexico, Chile, Brazil and Peru.

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

The Company’s vision is to be the premier owner and operator of retail shopping centers with its core business operations focusing on owning and operating neighborhood and community shopping centers through equity investments in North America. This will entail a shift away from certain non-strategic assets that the Company currently holds.  These investments include non-retail preferred equity investments, marketable securities, mortgages on non-retail properties and several urban mixed-use properties. In order to execute this vision, the Company’s strategy is to maintain a strong balance sheet providing it the necessary flexibility to invest opportunistically and selectively, primarily focusing on neighborhood and community shopping centers.

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. Although the credit environment has become much more constrained over the past several months, the Company continues to pursue opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks.  The Company has noticed a trend that the approval process from lenders has slowed, while pricing and loan-to-value ratios remain dependent on specific deal terms, in general, spreads are higher and loan-to-values are lower, but the lenders are continuing to complete financing agreements.  Moreover, the Company continues to assess 2009 and beyond to ensure the Company is prepared if the current credit market dislocation continues.

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

Results of Operations

Comparison of the three months ended March 31, 2009 to 2008

	Three Months Ended
	March 31,
	2009	2008	Increase/ (Decrease)	% change
	(amounts in millions)

Revenues from rental property (1)	$193.9	$188.8	$5.1	2.7%

Rental property expenses: (2)
Rent	$3.3	$3.2	$0.1	3.1%
Real estate taxes	24.4	23.4	1.0	4.3%
Operating and maintenance	31.2	27.4	3.8	13.9%
	$58.9	$54.0	$4.9	9.1%

Depreciation and amortization (3)	$56.1	$48.6	$7.5	15.4%

(1) Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2008, providing incremental revenues for the three months ended March 31, 2009 of $5.4 million as compared to the corresponding period in 2008, (ii) the completion of certain development and redevelopment projects and tenant buyouts providing incremental revenues of approximately $0.6 million for the three months ended March 31, 2009 as compared to the corresponding period in 2008, partially offset by (iii) a decrease in revenues of approximately $0.9 million for the three months ended March 31, 2009, as compared to the corresponding period last year, respectively, primarily resulting from the transfer of operating properties to various unconsolidated joint venture entities and the sale of certain properties during 2009 and 2008 and (iv) an overall occupancy decrease in the consolidated shopping center portfolio from 95.8% at March 31, 2008, to 92.0% at March 31, 2009.

(2) Rental property expenses increased for the three months ended March 31, 2009 as compared to the corresponding period in 2008 primarily due to (i) an increase in snow removal costs during the three months ended March 31, 2009 as compared to the corresponding period in 2009, (ii) operating property acquisitions during 2008, which were partially offset by (iii) operating property dispositions during 2008 and 2009.

(3) Depreciation and amortization increased for the three months ended March 31, 2009, as compared to the corresponding period in 2008, primarily due to (i) operating property acquisitions during 2008, (ii) the placement of certain development properties into service and (iii) tenant vacates, partially offset by operating property dispositions during 2008 and 2009.

General and administrative expense increased approximately $5.2 million, for the three months ended March 31, 2009, as compared to the corresponding period in 2008. This increase is primarily due to a decrease in capitalized payroll of approximately $3.8 million due to the completion of certain projects which were previously under development. In addition, due to current economic conditions resulting in the lack of transactional activity within the real estate industry as a whole, the Company recorded an expense of approximately $1.9 million at March 31, 2009, relating to severance costs associated with employees who have been terminated during the three months ended March 31, 2009.

Interest, dividends and other investment income decreased approximately $14.1 million to $7.9 million for the three months ended March 31, 2009, as compared to $22.0 million for the corresponding period in 2008.  This decrease is primarily due to (i) a decrease in realized gains of approximately $11.4 million resulting from the sale of certain marketable securities during the corresponding period in 2008 as compared to 2009 and (ii) a decrease in interest and dividend income primarily resulting from the sale of investments in marketable securities during 2009 and 2008.

Other (expense)/income, net changed approximately $8.1 million to $4.2 million of expense for the three months ended March 31, 2009, as compared to $3.9 million of income for the three months ended March 31, 2008.  This change is primarily due to (i) an increase in losses on foreign currency of approximately $4.0 million, (ii) the recognition of a $2.2 million unrealized decrease in the fair value of an embedded derivative instrument relating to the convertible option of the Valad notes and (iii) an increase in foreign witholding tax expense of approximately $1.5 million.

Interest expense decreased approximately $7.4 million to $46.5 million for the three months ended March 31, 2009, as compared to $54.0 million for the corresponding period in 2008.  This decrease is primarily due to lower interest rates and lower outstanding levels of debt during the three months ended March 31, 2009, as compared to the same period in the preceding year.

Benefit/(provision) for income taxes changed approximately $11.1 million to a benefit of $1.7 million for the three months ended March 31, 2009, as compared to a provision of $9.4 million for the corresponding period in 2008.  This change is primarily due to (i) a tax provision of approximately $5.9 million resulting from equity income recognized in connection with the Albertson’s investment during the three months ended March 31, 2008, (ii) an income tax provision of approximately $3.1 million related to equity in income of real estate joint ventures during the three months ended March 31, 2008 and (iii) an income tax provision of approximately $2.0 million related to gains on sale of operating properties during the three months ended March 31, 2008.

Income from other real estate investments decreased $12.6 million for the three months ended March 31, 2009, as compared to the corresponding period in 2008.  This decrease is primarily due to a decrease from the Company’s Preferred Equity Program of approximately $12.2 million in contributed income, including a decrease of approximately $8.2 million in profit participation earned from capital transactions, for the three months ended March 31, 2009, as compared to the corresponding period in 2008.

Equity in income of real estate joint ventures, net decreased $29.4 million for the three months ended March 31, 2009, as compared to the corresponding periods in 2008. This decrease is primarily the result of (i) the recognition of approximately $15.0 million during the three months ended March 31, 2008 from the Albertson’s joint venture resulting from excess cash distribution, (ii) the recognition of approximately $7.5 million in income resulting from cash distributions received in excess of the Company’s carrying value of its investment in an unconsolidated limited liability partnership during the corresponding period in 2008, (iii) lower gains on sales of joint venture investments of approximately $1.9 million as compared to the corresponding period in 2008 and (iv) a decrease in occupancy levels within certain real estate joint venture investments.

During the three months ended March 31, 2009, the Company sold, in separate transactions, six out-parcels and one ground lease for aggregate proceeds of approximately $11.4 million.  Merchant building transactions for the three months ended March 31, 2009, resulted in gains of approximately $1.5 million, net of income taxes of $1.0 million.

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

During the three months ended March 31, 2009, the Company disposed of portions of two operating properties, in separate transactions, for an aggregate sales price of approximately $7.3 million, which resulted in an aggregate net gain of approximately $0.3 million, net of income tax of $0.2 million.  The Company provided seller financing for each of these transactions aggregating approximately $1.4 million, which bear interest at 9% per annum and are scheduled to mature in January and March 2012.

During the three months ended March 31, 2008, the Company disposed of two operating properties and a portion of two operating properties, in separate transactions, for an aggregate sales price of approximately $44.0 million, which resulted in an aggregate gain of approximately $1.2 million.

Net income attributable to the Company for the three months ended March 31, 2009 was $38.4 million or $0.10 on a diluted per share basis as compared to $98.5 million or $0.34 on a diluted per share basis for the corresponding period in 2008.  This change is primarily attributable to (i) a reduction in Equity in income of real estate joint ventures of approximately $29.4 million, primarily due to a decrease in income from the Albertson’s joint venture recognized in the prior year, (ii) a reduction in Income from other real estate investments of approximately $12.6 million, primarily due to a decrease of approximately $12.2 million from the Company’s Preferred Equity program and (iii) a decrease in interest, dividends and other investment income of approximately $14.1 million primarily due to a decrease in realized gains from the sale of certain marketable securities during the corresponding period in 2008, partially offset by (iv) an increase in revenues from rental properties primarily due to acquisitions of operating properties during 2008.

Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base.  At March 31, 2009, the Company’s five largest tenants were The Home Depot, TJX Companies, Sears Holdings, Kohl’s, and Wal-Mart, which represented approximately 3.3%, 2.9%, 2.6%, 2.2% and 1.8%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, when available, mortgage and construction loan financing and immediate access to unsecured revolving credit facilities with aggregate bank commitments of approximately $1.7 billion.

The Company’s cash flow activities are summarized as follows (in millions):

	Three Months Ended
	March 31,
	2009	2008
Net cash flow provided by operating activities	$114.9	$153.7
Net cash flow used for investing activities	$(79.8)	$(312.8)
Net cash flow (used for)/provided by financing activities	$(21.3)	$222.5

Operating Activities

Cash flows provided from operating activities for the three months ended March 31, 2009, were approximately $114.9 million, as compared to approximately $153.7 million for the comparable period in 2008.  The change of approximately $38.8 million is primarily attributable to (i) a decrease in distributions from joint ventures of approximately $23.3 million, primarily from a decrease in earnings, including profit participation, from the Company’s Preferred Equity program and a decrease from various other real estate joint ventures and (ii) a decrease in interest, dividends and other investment income of approximately $14.1 primarily due to a decrease in realized gains, interest and dividends resulting from the sale of certain marketable securities during the corresponding period in 2008 as compared to 2009, partially offset by the acquisition of properties during 2008 and growth in rental rates from lease renewals and  the completion of certain re-development and development projects.

Capital and credit markets became increasingly volatile and constrained during 2008, as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies.  Although, during April 2009, capital and credit markets provided an opportunity for the Company to complete a primary public stock offering, which provided net proceeds to the Company of approximately $717.3 million, and to close on a two-year $220.0 million unsecured term loan with a consortium of banks (see financing activities below), if the capital and credit markets continue to experience volatility and the availability of funds remains limited, the Company will incur increased costs associated with issuing or obtaining debt.  In addition, it is possible that the Company’s ability to access the capital and credit markets may be limited by these or other factors.  Notwithstanding the foregoing, at this time the Company anticipates that cash flows from operating activities will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and dividend payments in accordance with REIT requirements in both the short term and long term.

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. Although the credit environment has become much more constrained, the Company continues to pursue opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks. The Company has noticed a trend that the approval process from lenders has slowed, while pricing and loan-to-value ratios remain dependent on specific deal terms, in general, spreads are higher and loan-to-values are lower, but the lenders are continuing to complete financing agreements.  Moreover, the Company continues to assess 2009 and beyond to ensure the Company is prepared if the current credit market dislocation continues.

Debt maturities for the remainder of 2009 consist of:  $266.2 million of consolidated debt; $545.7 million of unconsolidated joint venture debt; and $244.6 million of debt on properties included in the Company’s Preferred Equity program, assuming the utilization of extension options where available.  The 2009 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Company’s credit facilities, which at March 31, 2009, the Company had approximately $780.7 million available under these credit facilities and debt refinancing.  The 2009 unconsolidated joint venture and preferred equity debt maturities are anticipated to be repaid through debt refinancing and partner capital contributions, as deemed appropriate.

The Company anticipates that cash on hand, borrowings under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Net cash flow provided by operating activities for the three months ended March 31, 2009, was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2008, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) contributions from the Company’s joint venture programs.

Investing Activities

Cash flows used for investing activities for the three months ended March 31, 2009, were approximately $79.8 million, as compared to approximately $312.8 billion for the comparable period in 2008.  This decrease in cash utilization of approximately $232.9 million resulted primarily from decreases in (i) the acquisition of and improvements to operating real estate, (ii) the acquisition of and improvements to real estate under development and (iii) investments in marketable securities, including the acquisition of the Valad Property Group convertible notes and equity securities during 2008, partially offset by (iv) a decrease in proceeds from the sale of marketable securities, (v) a decrease in proceeds from the sale of operating properties and (vi) a decrease in reimbursements of advances to other real estate investments during the three months ended March 31, 2009, as compared to the corresponding period in 2008.

Acquisitions of and Improvements to Operating Real Estate -

During the three months ended March 31, 2009, the Company expended approximately $30.8 million towards improvements to operating real estate including $12.0 million expended in connection with redevelopments and re-tenanting projects as described below.

The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace.  The Company anticipates its capital commitment toward these and other redevelopment projects during 2009 will be approximately $20.0 million to $40.0 million.  The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving lines of credit.

Investments and Advances to Joint Ventures -

During the three months ended March 31, 2009, the Company expended approximately $40.4 million for investments and advances to real estate joint ventures and received approximately $0.1 million from reimbursements of advances to real estate joint ventures.

Ground-up Development –

The Company is engaged in ground-up development projects which consist of (i) merchant building through the Company’s wholly-owned taxable REIT subsidiaries, which develop neighborhood and community shopping centers and the subsequent sale after completion, (ii) U.S. ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Latin America for long-term investment.  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of March 31, 2009, the Company had a total of 39 ground-up development projects, consisting of (i) nine merchant building projects, of which four are substantially complete and two are anticipated to be substantially complete within three months, (ii) one U.S. ground-up development project, (iii) 22 ground-up development projects located throughout Mexico, (iv) three ground-up development projects located in Chile, (v) three ground-up development projects located in Brazil and (vi) one ground-up development project located in Peru.

During the three months ended March 31, 2009, the Company expended approximately $38.4 million in connection with the purchase of land and construction costs relating to its ground-up development projects.  The Company anticipates its remaining capital commitment during 2009 toward these and other development projects will be approximately $125 million to $175 million.  The proceeds from the sales of the completed ground-up development projects, proceeds from construction loans and availability under the Company’s revolving lines of credit are expected to be sufficient to fund these anticipated capital requirements.

Dispositions and Transfers -

During the three months ended March 31, 2009, the Company received net proceeds of approximately $18.7 million relating to the sale of various operating properties and ground-up development projects.

Financing Activities

Cash flows used for financing activities for the three months ended March 31, 2009, were approximately $21.3 million, as compared to Cash flows provided by financing activities of approximately $222.5 million for the comparable period in 2008.  This change of approximately $243.8 million resulted primarily from the (i) the repayment of approximately $130.0 million of unsecured senior notes, (ii) a decrease of $100.9 million in net borrowings under the Company’s unsecured revolving credit facilities and (iii) an increase in dividends paid of approximately $17.7 million during 2009 as compared to the corresponding period in 2008.

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

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $6.8 billion.  Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.  These markets have experienced extreme volatility and deterioration since the third quarter of 2008.  As available, the Company will continue to access these markets. In March 2006, the Company was added to the S & P 500 Index, an index containing the stock of 500 Large Cap corporations, most of which are U.S. corporations.

During April 2009, the Company completed a primary public stock offering of 105,225,000 shares of the Company’s common stock.  The net proceeds from this sale of common stock, totaling approximately $717.3 million (after related transaction costs of $0.7 million) were used to partially repay the outstanding balance under the Company’s U.S. revolving credit facility and general corporate purposes.

Additionally, during April 2009, the Company closed on a two-year $220.0 million unsecured term loan with a consortium of banks, which accrues interest at a spread (currently 4.65%) to LIBOR (subject to a 2% LIBOR floor) or at the Company’s option, at a spread (currently 3.65%) to the “ABR,” as defined in the Credit Agreement.  The term loan is scheduled to mature in April 2011.  The Company utilized these proceeds to partially repay the outstanding balance under the Company’s U.S. revolving credit facility and general corporate purposes.

The Company has a $1.5 billion unsecured U.S. revolving credit facility (the "U.S. Credit Facility") with a group of banks, which is scheduled to expire in October 2011.  The Company has a one-year extension option related to this facility. This credit facility has made available funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional management programs, (iii) development and redevelopment costs, and (iv) any short-term working capital requirements.  Interest on borrowings under the U.S. Credit Facility accrues at LIBOR plus 0.425% and fluctuates in accordance with changes in the Company’s senior debt ratings.  As part of this U.S. Credit Facility, the Company has a competitive bid option whereby the Company may auction up to $750.0 million of its requested borrowings to the bank group.  This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread.  A facility fee of 0.15% per annum is payable quarterly in arrears.  As part of the U.S. Credit Facility, the Company has a $200.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Pounds Sterling, Japanese Yen or Euros.  Pursuant to the terms of the U.S. Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt, and (ii) minimum interest and fixed coverage ratios.  As of March 31, 2009, there was approximately $882.0 million outstanding under this credit facility.   During April 2009, the Company paid down approximately $781.3 million on this facility from proceeds it received from the Company’s common stock offering and the closing of a $220.0 million unsecured term loan, described above.

Pursuant to the terms of the U.S. Credit Facility, the Company, among other things, is subject to maintenance of various covenants.  The Company is not in violation of these covenants.  The financial covenants for the U.S. Credit Facility are as follows:

Covenant	Must Be	As of 3/31/09
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	50%
Total Priority Indebtedness to GAV	<35%	12%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	2.83x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	2.36x
Limitation of Investments, Loans and Advances	<30% of GAV	19% of GAV

For a full description of the US Credit Facility’s covenants refer to the Credit Agreement dated as of October 25, 2007 filed in the Company’s Current Report on Form 8-K dated October 25, 2007.

The Company also has a three-year CAD $250.0 million unsecured credit facility with a group of banks.  This facility bears interest at the CDOR Rate, as defined, plus 0.425%, subject to change in accordance with the Company’s senior debt and is scheduled to expire in March 2011, with an additional one-year extension option.  Proceeds from this facility are used for general corporate purposes, including the funding of Canadian denominated investments.  As of March 31, 2009, there was CAD $45.0 million (approximately USD $35.7 million) outstanding under this credit facility.  The Canadian facility covenants are the same as the U.S. Credit Facility covenants described above.

During March 2008, the Company obtained a MXP 1.0 billion term loan, which bears interest at a fixed rate of 8.58% and is scheduled to mature in March 2013.  The Company utilized proceeds from this term loan to fully repay the outstanding balance of its MXP 500.0 million unsecured revolving credit facility, which was terminated by the Company.  Remaining proceeds from this term loan were used for funding MXP denominated investments.  As of March 31, 2009, the outstanding balance on this term loan was MXP 1.0 billion (approximately USD $69.8 million).  The Mexican term loan covenants are the same as the U.S. and Canadian Credit Facilities covenants described above.

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

The Company’s supplemental indenture governing its medium term notes and senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 3/31/09
Consolidated Indebtedness to Total Assets	<60%	50%
Consolidated Secured Indebtedness to Total Assets	<40%	11%
Consolidated Income Available for Debt Service to maximum Annual Service Charge	>1.50x	2.9x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.1x

For a full description of the indenture’s covenants refer to the Indenture dated September 1, 1993, First Supplemental Indenture dated August 4, 1994, the Second Supplemental Indenture dated April 7, 1995, the Third Supplemental Indenture dated June 2, 2006, the Fifth Supplemental Indenture, dated as of October 31, 2006 and the First Supplemental Indenture, dated as of October 31, 2006, as filed with the SEC.  See Exhibits Index on page 33, for the specific filing information.

During the three months ended March 31, 2009, the Company repaid its $130.0 million 6.875% senior note, which matured on February 10, 2009.

During April 2009, the Company filed a shelf registration statement on Form S-3ASR, which is effective for a term of three years, for the future unlimited offerings, from time-to-time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects. As of March 31, 2009, the Company had over 385 unencumbered property interests in its portfolio.

During the three months ended March 31, 2009, the Company obtained a new non-recourse mortgage on a previously unencumbered property for approximately $35.0 million, which bears interest at a rate of 7.25% and matures in April 2014.

At March 31, 2009, total loan commitments on the Company’s 16 outstanding construction loans aggregated approximately $353.4 million of which approximately $266.8 million has been funded.  These loans have scheduled maturities ranging from one month to 39 months (excluding any extension options which may be available to the Company) and bear interest at rates ranging from 1.88% to 5.50% at March 31, 2009.  Approximately $160.7 million of the outstanding loan balance matures in 2009. These maturing loans are anticipated to be repaid with operating cash flows, borrowings under the Company’s credit facilities and additional debt financings.  In addition, the Company may pursue or exercise existing extension options with lenders where available.

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders.  These dividends will be paid from operating cash flows.  The decision to declare and pay dividends on the Company’s Common Stock (“Common Stock”) in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of the Company’s Board of Directors and will depend on the Company’s earnings, funds from operations, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under the Company’s indebtedness and preferred stock, the annual distribution requirements under the REIT provisions of the Code, state law and such other factors as the Company’s Board of Directors deems relevant. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as they monitor sources of capital and evaluate the impact of the economy and capital markets availability on operating fundamentals.

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

On February 4, 2009, the Company declared a dividend of $0.44 per share that was paid on April 15, 2009 to common shareholders of record on April 6, 2009.  The Company had paid a dividend of $0.44 per common share in the first quarter of 2009.  Recognizing the need to maintain maximum financial flexibility in light of the current state of the capital markets, and considering the dividend requirements for the increased number of shares outstanding upon completion of the Company’s April 2009 common stock offering, the Company expects to reduce dividend payments on its Common Stock for the balance of 2009. On April 28, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per common share payable to shareholders of record on July 6, 2009. This dividend will be paid on July 15, 2009.  The Company expects to pay a cash dividend of $0.06 per common share in the fourth quarter of 2009.

While the statements above concerning the remaining dividends for 2009 are the Company’s current expectation, the actual dividend payable will be determined by the Company’s Board of Directors based upon the circumstances at the time of declaration and the actual dividend payable may vary from such expected amounts. Any change in the Company’s dividend policy could have a material adverse effect on the market price of the Company’s Common Stock.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly.  Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.  Cash dividends paid for the three months ended March 31, 2009 and 2008 were $131.1 million and $113.4 million, respectively.

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

Global Market and Economic Conditions; Real Estate and Retail Shopping Sector

In the U.S., recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth.  For the three months ended March 31, 2009, continued concerns about the systemic impact of the availability and cost of credit, the U.S. mortgage market, inflation, energy costs, geopolitical issues and declining equity and real estate markets have contributed to increased market volatility and diminished expectations for the U.S. economy.  Added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the U.S. government provided loans to American International Group Inc. and other federal government interventions in the U.S. credit markets led to increased market uncertainty and instability in both U.S. and international capital and credit markets.  These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have contributed to volatility of unprecedented levels and has led to the unprecedented deterioration of the U.S. and international equity markets.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure is interest rate risk and fluctuations in foreign currency exchange rate risk. The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of March 31, 2009, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency. The instruments’ actual cash flows are denominated in U.S. dollars, Canadian dollars, and Mexican pesos as indicated by geographic description ($ in USD equivalent in millions).

	2009	2010	2011	2012	2013	2014+	Total	Fair Value
U.S. Dollar Denominated

Secured Debt
Fixed Rate	$56.2	$16.9	$42.9	$60.8	$184.6	$462.3	$823.7	$815.5
Average Interest Rate	7.00%	8.47%	7.43%	6.53%	6.62%	6.26%	6.52%

Variable Rate	$177.7	$111.1	$26.6	$5.6	$ -	$ -	$321.0	$310.5
Average Interest Rate	2.49%	2.06%	3.50%	2.50%	-	-	2.42%

Unsecured Debt
Fixed Rate	$50.0	$75.6	$356.5	$217.0	$276.5	$1,250.8	$2,226.4	$1,612.6
Average Interest Rate	7.26%	5.51%	6.30%	6.00%	5.40%	5.49%	5.69%

Variable Rate	$3.0	$12.5	$882.0	$ -	$ -	$ -	$897.5	$800.0
Average Interest Rate	2.25%	3.00%	0.98%	-	-	-	1.01%

Canadian Dollar Denominated

Unsecured Debt
Fixed Rate	$ -	$119.0	$ -	$ -	$158.7	$ -	$277.7	$275.3
Average Interest Rate	-	4.45%	-	-	5.18%	-	4.87%

Variable Rate	$ -	$ -	$35.7	$ -	$ -	$ -	$35.7	$24.0
Average Interest Rate	-	-	1.19%	-	-	-	1.19%

Mexican Pesos Denominated

Unsecured Debt
Fixed Rate	-	-	-	-	$69.8	$ -	$69.8	$60.9
Average Interest Rate	-	-	-	-	8.58%	-	8.58%

Based on the Company’s variable-rate debt balances, interest expense would have increased by approximately $3.1 million for the three months ended March 31, 2009 if short-term interest rates were 1% higher.

As of March 31, 2009, the Company had (i) Canadian investments totaling CAD $502.5 million (approximately USD $399.9 million) comprised of real estate joint venture investments and marketable securities, (ii) Mexican real estate investments of approximately MXP 8.1 billion (approximately USD $564.8 million), (iii) Chilean real estate investments of approximately 13.9 billion Chilean Pesos (approximately USD $23.9 million), (iv) Peruvian real estate investments of approximately 5.2 million Peruvian Nuevo Sol (approximately USD $1.7 million), (v) Brazilian real estate investments of approximately 40.2 million Brazilian Reals (“BRL”) (approximately USD $17.4 million) and (vi) Australian investments in marketable securities of approximately AUD 183.9 million (approximately USD $128.1 million).  The foreign currency exchange risk has been partially mitigated through the use of local currency denominated debt.

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  As of March 31, 2009, the Company has no other material exposure to market risk.

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

Item 1A.  Risk Factors

Adverse global market and economic conditions and competition may impede our ability to generate sufficient income to pay expenses and maintain properties.

Recent market and economic conditions have been unprecedented and challenging with slower growth and tighter credit conditions.  Continued concerns about the systemic impact of the availability and cost of credit, the U.S. mortgage market, inflation, energy costs, geopolitical issues and declining equity and real estate markets have contributed to increased market volatility and diminished expectations for the U.S. economy.  These adverse market conditions and competition may impede our ability to generate sufficient income to pay expenses, maintain properties, pay dividends and refinance debt.

The retail shopping sector has been negatively affected by recent economic conditions.  These conditions may result in our tenants delaying lease commencements, declining to extend or renew leases upon expiration and/or renewing at lower rates.  Adverse economic conditions have forced some weaker retailers, in some cases, to declare bankruptcy and close stores. Certain retailers have announced store closings even though they have not filed for bankruptcy protection. These downturns in the retailing industry likely will have a direct impact on our performance.  Continued store closings or declarations of bankruptcy by our tenants may have a material adverse effect on the Company’s overall performance.  Adverse general or local economic conditions could result in the inability of some tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants. Lease terminations by certain tenants or a failure by certain tenants to occupy their premises in a shopping center could result in lease terminations or significant reductions in rent by other tenants in the same shopping centers under the terms of some leases, in which case we may be unable to re-lease the vacated space at attractive rents or at all, and our rental payments from our continuing tenants could significantly decrease.

We are unable to predict whether, or to what extent or for how long, these adverse market and economic conditions will persist.  The continuation and/or intensification of these conditions may impede our ability to generate sufficient operating cash flow to pay expenses, maintain properties, pay dividends and refinance debt.

Ongoing adverse market and economic conditions and market volatility will likely continue to make it difficult to value the properties and investments owned by us and our unconsolidated joint ventures.  There may be significant uncertainty in the valuation, or in the stability of the value, of such properties and investments that could result in a substantial decrease in the value thereof.  In addition, we intend to sell many of our non-core assets over the next several years. No assurance can be given that we will be able to recover the current carrying amount of all of our properties and investments and those of our unconsolidated joint ventures in the future. Our failure to do so would require us to recognize additional impairment charges for the period in which we reached that conclusion, which could materially and adversely affect us.

We may change the dividend policy for our common stock in the future.

In addition, a recent Internal Revenue Service (“IRS”) revenue procedure allows us to satisfy the REIT income distribution requirement by distributing up to 90% of our dividends on our common stock in shares of our common stock in lieu of paying dividends entirely in cash. Although we reserve the right to utilize this procedure in the future, we currently have no intent to do so. In the event that we pay a portion of a dividend in shares of our common stock, taxable U.S. stockholders would be required to pay tax on the entire amount of the dividend, including the portion paid in shares of common stock, in which case such stockholders might have to pay the tax using cash from other sources.  If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividend, including in respect of all or a portion of such dividend that is payable in stock.  In addition, if a significant number of our stockholders sell shares of our common stock in order to pay taxes owed on dividends, such sales would put downward pressure on the market price of our common stock.

The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our Board of Directors and will depend on our earnings, funds from operations, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our indebtedness and preferred stock, the annual distribution requirements under the REIT provisions of the Code, state law and such other factors as our Board of Directors deems relevant. While the statements in the financing activities section above concerning the remaining dividends for 2009 are the Company’s current expectation, the actual dividend payable will be determined by our Board of Directors based upon the circumstances at the time of declaration and the actual dividend payable may vary from such expected amounts. Any change in our dividend policy could have a material adverse effect on the market price of our common stock.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits

Exhibits –

4.1 Agreement to File Instruments

4.2 Indenture dated September 1, 1993, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company) [Incorporated by reference to Exhibit 4(a) to the Registration Statement].

4.3 First Supplemental Indenture, dated as of August 4, 1994.

[Incorporated by reference to Exhibit 4.6 to the 1995 Form 10-K.]

4.4 Second Supplemental Indenture, dated as of April 7, 1995

[Incorporated by reference to Exhibit 4(a) to the Company's Current Report on Form 8-K dated April 7, 1995 (the "April 1995 8-K")].

4.5 Third Supplemental Indenture dated as of June 2, 2006. [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 5, 2006].

4.6 Fifth Supplemental Indenture, dated as of October 31, 2006, among Kimco Realty Corporation, Pan Pacific Retail Properties, Inc. and Bank of New York Trust Company, N.A., as trustee [Incorporated by reference to Exhibit 4.1 to the Company’s

Current Report on Form 8-K dated November 3, 2006 (the “November 2006 8-K”)].

4.7 First Supplemental Indenture, dated as of October 31, 2006, among Kimco Realty Corporation, Pan Pacific Retail Properties, Inc. and Bank of New York Trust Company, N.A., as trustee [Incorporated by reference to Exhibit 4.2 to the November 2006 8-K].

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

KIMCO REALTY CORPORATION

May 5, 2009	/s/ Milton Cooper
(Date)	Milton Cooper
Chief Executive Officer

May 5, 2009	/s/ Michael V. Pappagallo
(Date)	Michael V. Pappagallo
Chief Financial Officer