Form 10-Q
period 2009-06-30
KIMCO REALTY CORP
filed 2009-08-06
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

 [X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X       No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (sec. 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files.) Yes  X       No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12-b of the Exchange Act.

Large Accelerated filer	X	Accelerated filer

Non-accelerated filer (Do not check if a smaller reporting company)		Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ___     No    X

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

376,365,766 shares outstanding as of July 23, 2009.

PART I

FINANCIAL INFORMATION

KIMCO REALTY CORPORATION AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

 (in thousands, except share information)

	June 30,	December 31,
	2009	2008
Assets:
Operating real estate, net of accumulated depreciation
of $1,246,920 and $1,159,664, respectively	$5,703,887	$5,690,277
Investments and advances in real estate joint ventures	1,186,696	1,161,382
Real estate under development	868,383	968,975
Other real estate investments	534,419	566,324
Mortgages and other financing receivables	176,769	181,992
Cash and cash equivalents	188,925	136,177
Marketable securities	246,099	258,174
Accounts and notes receivable	102,750	97,702
Other assets	330,419	336,144
Total assets	$9,338,347	$9,397,147

Liabilities:
Notes payable	$2,832,538	$3,440,818
Mortgages payable	1,069,387	847,491
Construction loans payable	236,743	268,337
Dividends payable	34,403	131,097
Other liabilities	384,863	388,818
Total liabilities	4,557,934	5,076,561
Redeemable noncontrolling interests	101,355	115,853

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 3,232,000 shares
Class F Preferred Stock, $1.00 par value, authorized 700,000 shares
Issued and outstanding 700,000 shares	700	700
Aggregate liquidation preference $175,000
Class G Preferred Stock, $1.00 par value, authorized 184,000 shares
Issued and outstanding 184,000 shares	184	184
Aggregate liquidation preference $460,000
Common stock, $.01 par value, authorized 750,000,000
Issued and outstanding 376,357,931 and 271,080,525 shares, respectively	3,764	2,711
Paid-in capital	4,938,825	4,217,806
Cumulative distributions in excess of net income	(319,891)	(58,162)
	4,623,582	4,163,239
Accumulated other comprehensive income	(172,217)	(179,541)
Total stockholders' equity	4,451,365	3,983,698
Noncontrolling interests	227,693	221,035
Total equity	4,679,058	4,204,733
Total liabilities and equity	$9,338,347	$9,397,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2009 and 2008

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues from rental property	$189,285	$182,970	$383,180	$371,764
Rental property expenses:
Rent	(3,353)	(3,273)	(6,639)	(6,484)
Real estate taxes	(27,506)	(23,410)	(51,859)	(46,771)
Operating and maintenance	(24,057)	(23,472)	(55,227)	(50,836)
Impairment of property carrying values	(50,000)	-	(50,000)	-
Mortgage and other financing income	3,747	4,569	7,872	8,465
Management and other fee income	10,299	11,203	20,224	22,858
Depreciation and amortization	(55,226)	(50,457)	(111,366)	(99,076)
General and administrative expenses	(26,604)	(25,693)	(56,527)	(50,450)
Interest, dividends and other investment income	5,213	16,270	13,134	41,513
Other income/(expense), net	301	(4,108)	(3,914)	(225)
Interest expense	(50,956)	(53,600)	(97,472)	(107,560)
(Loss)/income from continuing operations before income taxes, income from other real estate investments, equity in (loss)/income of joint ventures,
(loss)/gain on sale of development properties and impairments	(28,857)	30,999	(8,594)	83,198
Benefit/(provision) for income taxes	682	1,138	2,335	(8,272)
Income from other real estate investments	9,338	32,383	17,724	53,412
Equity in (loss)/income of joint ventures, net	(15,272)	20,490	(5,630)	59,547
(Loss)/gain on sale of development properties,
net of tax of ($10), $10,224, $961 and $11,836, respectively	(15)	15,336	1,442	17,754
Impairments:
Real estate under development	(2,100)	-	(2,100)	-
Investments in other real estate investments	(40,602)	-	(40,602)	-
Marketable securities and other investments	(29,573)	(554)	(29,573)	(3,808)
Investments in real estate joint ventures	(26,896)	-	(26,896)	-
(Loss)/income from continuing operations	(133,295)	99,792	(91,894)	201,831
Discontinued operations:
(Loss)/income from discontinued operating properties	(103)	596	(85)	5,313
Loss on operating properties held for sale/sold, net of tax	(24)	-	(80)	-
Gain on disposition of operating properties, net of tax	-	61	403	722
(Loss)/income from discontinued operations	(127)	657	238	6,035
Gain on transfer of operating properties	-	-	26	-
Gain on sale of operating properties, net of tax	1,555	24	1,555	587
Total gain on transfer or sale of operating properties, net of tax	1,555	24	1,581	587
Net (loss)/income	(131,867)	100,473	(90,075)	208,453
Net income attributable to noncontrolling interests	(2,784)	(6,099)	(6,152)	(15,612)
Net (loss)/income attributable to the Company	(134,651)	94,374	(96,227)	192,841
Preferred stock dividends	(11,822)	(11,822)	(23,644)	(23,644)
Net (loss)/income available to the Company's common shareholders	$(146,473)	$82,552	$(119,871)	$169,197
Per common share:
(Loss)/income from continuing operations:
-Basic	$(0.40)	$0.32	$(0.38)	$0.65
-Diluted	$(0.40)	$0.32	$(0.38)	$0.64
Net (loss)/income :
-Basic	$(0.40)	$0.33	$(0.37)	$0.67
-Diluted	$(0.40)	$0.32	$(0.37)	$0.66
Weighted average shares:
-Basic	368,254	253,740	319,937	253,336
-Diluted	368,254	257,318	319,937	256,490
Amounts attributable to the Company's common shareholders:
(Loss)/income from continuing operations, net of tax	$(146,346)	$81,896	$(120,109)	$164,295
(Loss)/income from discontinued operations	(127)	656	238	4,902
Net (loss)/Income	$(146,473)	$82,552	$(119,871)	$169,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2009 and 2008

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Net (loss)/income	$(131,867)	$100,473	$(90,075)	$208,453
Other comprehensive income:
Change in unrealized gain/(loss) on marketable securities	23,658	(25,196)	24,751	(31,915)
Change in unrealized gain/(loss) on interest rate swaps	313	(524)	(118)	(694)
Change in foreign currency translation adjustment	15,641	9,666	(25,872)	3,598

Other comprehensive income/(loss)	39,612	(16,054)	(1,239)	(29,011)

Comprehensive income	(92,255)	84,419	(91,314)	179,442

Comprehensive (income)/loss attributable to noncontrolling interests	(3,950)	(6,412)	2,411	(15,773)

Comprehensive income attributable to the Company	$(96,205)	$78,007	$(88,903)	$163,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

(in thousands)

	Retained Earnings/	Accumulated
	(Cumulative	Other				Total
	Distributions in Excess	Comprehensive	Preferred	Common	Paid-in	Stockholders'	Noncontrolling	Total	Comprehensive
	of Net Income)	Income	Stock	Stock	Capital	Equity	Interest	Equity	Income
Balance, January 1, 2008	$180,005	$33,299	$884	$2,528	$3,677,509	$3,894,225	$274,916	$4,169,141
Contributions from noncontrolling interests	-	-	-	-	-	-	36,544	36,544
Comprehensive income:
Net income	192,841	-	-	-	-	192,841	15,612	208,453	$208,453
Other comprehensive income, net of tax:
Change in unrealized loss on marketable securities	-	(31,915)	-	-	-	(31,915)	-	(31,915)	(31,915)
Change in unrealized loss on interest rate swaps	-	(694)	-	-	-	(694)	-	(694)	(694)
Change in foreign currency translation adjustment	-	3,437	-	-	-	3,437	161	3,598	3,598
Comprehensive income									$179,442
Redeemable noncontrolling interest	-	-	-	-	-	-	(4,721)	(4,721)
Dividends ($0.80 per common share; $0.8312 per
Class F Depositary Share, and $0.9688 per
Class G Depositary Share, respectively)	(228,008)	-	-	-	-	(228,008)	-	(228,008)
Distributions to noncontrolling interests	-	-	-	-	-	-	(7,542)	(7,542)
Exercise of common stock options	-	-	-	12	27,793	27,805	-	27,805
Amortization of stock option expense	-	-	-	-	3,681	3,681	-	3,681
Balance, June 30, 2008	$144,838	$4,127	$884	$2,540	$3,708,983	$3,861,372	$314,970	$4,176,342
Balance, January 1, 2009	$(58,162)	$(179,541)	$884	$2,711	$4,217,806	$3,983,698	$221,035	$4,204,733
Contributions from noncontrolling interests	-	-	-	-	-	-	15,868	15,868
Comprehensive income:
Net loss	(96,227)	-	-	-	-	(96,227)	6,152	(90,075)	$(90,075)
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	24,751	-	-	-	24,751	-	24,751	24,751
Change in unrealized loss on interest rate swaps	-	(118)	-	-	-	(118)	-	(118)	(118)
Change in foreign currency translation adjustment	-	(17,309)	-	-	-	(17,309)	(8,563)	(25,872)	(25,872)
Comprehensive income									$(91,314)
Redeemable noncontrolling interest	-	-	-	-	-	-	(3,093)	(3,093)
Dividends ($0.50 per common share; $0.8312 per
Class F Depositary Share, and $0.9688 per
Class G Depositary Share, respectively)	(165,502)	-	-	-	-	(165,502)	-	(165,502)
Distributions to noncontrolling interests	-	-	-	-	-	-	(3,486)	(3,486)
Issuance of units	-	-	-	-	-	-	126	126
Unit redemptions	-	-	-	-	-	-	(346)	(346)
Issuance of common stock	-	-	-	1,052	716,208	717,260	-	717,260
Exercise of common stock options	-	-	-	1	406	407	-	407
Amortization of stock option expense	-	-	-	-	4,405	4,405	-	4,405
Balance, June 30, 2009	$(319,891)	$(172,217)	$884	$3,764	$4,938,825	$4,451,365	$227,693	$4,679,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flow from operating activities:
Net (loss)/income	$(90,075)	$208,453
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	111,414	100,583
Loss on operating properties held for sale/sold/transferred	113	-
Impairment charges	149,171	3,808
Gain on sale of development properties	(2,403)	(29,590)
Gain on sale/transfer of operating properties	(2,252)	(1,309)
Equity in loss/(income) of joint ventures, net	5,629	(59,547)
Income from other real estate investments	(7,802)	(50,360)
Distributions from joint ventures	55,960	123,355
Cash retained from excess tax benefits	-	(1,410)
Change in accounts and notes receivable	(5,048)	(11,341)
Change in accounts payable and accrued expenses	9,581	1,669
Change in other operating assets and liabilities	(26,336)	(13,010)
Net cash flow provided by operating activities	197,952	271,301

Cash flow from investing activities:
Acquisition of and improvements to operating real estate	(48,248)	(150,614)
Acquisition of and improvements to real estate under development	(82,169)	(217,193)
Investment in marketable securities	-	(252,195)
Proceeds from sale of marketable securities	17,427	47,086
Investments and advances to real estate joint ventures	(63,307)	(97,454)
Reimbursements of advances to real estate joint ventures	17,697	70,431
Other real estate investments	(5,199)	(31,559)
Reimbursements of advances to other real estate investments	7,377	52,358
Investment in mortgage loans receivable	(3,907)	(49,608)
Collection of mortgage loans receivable	9,779	32,761
Other investments	(3,290)	(19,466)
Reimbursements of other investments	4,806	4,125
Proceeds from sale of operating properties	13,690	64,701
Proceeds from sale of development properties	12,132	38,875
Net cash flow used for investing activities	(123,212)	(507,752)

Cash flow from financing activities:
Principal payments on debt, excluding
normal amortization of rental property debt	(154,671)	(30,546)
Principal payments on rental property debt	(7,298)	(7,286)
Principal payments on construction loan financings	(52,440)	(20,914)
Proceeds from mortgage/construction loan financings	384,646	40,048
Borrowings under unsecured credit facilities	211,858	525,404
Repayment of borrowings under unsecured revolving credit facilities	(889,479)	(22,886)
Proceeds from issuance of unsecured term loan	220,000	-
Repayment of unsecured senior notes	(165,751)	-
Financing origination costs	(10,095)	(2,504)
Redemption of non-controlling interests	(14,386)	(7,262)
Dividends paid	(262,196)	(226,637)
Cash retained from excess tax benefits	-	1,410
Proceeds from issuance of stock	717,820	23,308
Net cash flow (used for) provided by financing activities	(21,992)	272,135

Change in cash and cash equivalents	52,748	35,684

Cash and cash equivalents, beginning of period	136,177	87,499
Cash and cash equivalents, end of period	$188,925	$123,183

Interest paid during the period (net of capitalized interest of $11,577 and $14,411, respectively)	$97,747	$108,130

Income taxes paid during the period	$3,781	$5,879

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

Subsequent Events -

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through August 6, 2009, the day the financial statements were issued.

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

Noncontrolling interests also includes partnership units issued by consolidated subsidiaries of the Company in connection with certain property acquisitions.  These units have a stated redemption value (classified as mezzanine equity) or a redemption amount based upon the Adjusted Current Trading Price, as defined, of the Company’s common stock ("Common Stock") and provide the unit holders various rates of return during the holding period.  The unit holders generally have the right to redeem their units for cash at any time after one year from issuance.  The Company typically has the option to settle redemption amounts in cash or Common Stock for the issuance of convertible units.  The Company evaluates the terms of the partnership units issued in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, and EITF D-98, Classification and Measurement of Redeemable Securities, (“EITF-D98”) to determine if the units are mandatorily redeemable and as such accounts for them accordingly.

The Company accounts and reports for noncontrolling interests in accordance with SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  The Company identifies its noncontrolling interests separately within the equity section on the Company’s Condensed Consolidated Balance Sheets.  Redeemable units accounted for under EITF D-98 are classified as Redeemable noncontrolling interests and presented between Total Liabilities and Stockholder’s Equity on the Company’s Condensed Consolidated Balance Sheets.  The amounts of consolidated net income attributable to the Company and to the noncontrolling interests are presented on the Company’s Condensed Consolidated Statements of Operations.  When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is initially measured at fair value.  Any gain or loss on the deconsolidation of a subsidiary is measured using the fair value of the noncontrolling equity investment rather than the carrying amount of that retained investment.

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the six months ended June 30, 2009 (amounts in thousands):

2009
Balance at January 1,	$115,853
Unit redemptions	(13,889)
Fair market value amortization	(510)
Other	(99)
Balance at June 30,	$101,355

(Loss)/Earnings Per Share -

The following table sets forth the reconciliation of (loss)/earnings and the weighted average number of shares used in the calculation of basic and diluted (loss)/earnings per share (amounts presented in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Computation of Basic (Loss)/Earnings Per Share:

(Loss)/income from continuing operations	$(133,295)	$99,792	$(91,894)	$201,831
Gain on transfer of operating properties	-	-	26	-
Gain on sale of operating properties, net of tax	1,555	24	1,555	587
Net income attributable to noncontrolling interests	(2,784)	(6,099)	(6,152)	(15,612)
Discontinued operations attributable to noncontrolling interests	-	1	-	1,133
Preferred stock dividends	(11,822)	(11,822)	(23,644)	(23,644)
(Loss)/income from continuing operations available to common shareholders	(146,346)	81,896	(120,109)	164,295
(Loss)/income from discontinued operations attributable to the Company	(127)	656	238	4,902
Net (loss)/income attributable to the Company’s common shareholders	$(146,473)	$82,552	$(119,871)	$169,197
Weighted average common shares outstanding	368,254	253,740	319,937	253,336

Basic (Loss)/Earnings Per Share attributable to the Company:

(Loss)/income from continuing operations	$(0.40)	$0.32	$(0.38)	$0.65
Income from discontinued operations	-	0.01	0.01	0.02
Net (loss)/income	$(0.40)	$0.33	$(0.37)	$0.67

Computation of Diluted (Loss)/Earnings PerShare:

(Loss)/income from continuing operations available to common shareholders	$(146,346)	$81,896	$(120,109)	$164,295
(Loss)/income from discontinued operations attributable to the Company	(127)	656	238	4,902
Net (loss)/income attributable to the Company’s common shareholders	$(146,473)	$82,552	$(119,871)	$$169,197

Weighted average common shares outstanding – basic	368,254	253,740	319,937	253,336
Effect of dilutive securities: (a) Stock options	-	3,578	-	3,154
Shares for diluted earnings per common share	368,254	257,318	319,937	256,490

Diluted (Loss)/Earnings Per Share attributable to the Company:

(Loss)/income from continuing operations	$(0.40)	$0.32	$(0.38)	$0.64
Income from discontinued operations	-	-	0.01	0.02
Net (loss)/income	$(0.40)	$0.32	$(0.37)	$0.66

(a)

For three and six months ended June 30, 2009 and 2008, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of (Loss)/income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted (loss)/earnings per share calculations.

There were approximately 16,156,800 and 5,230,200 stock options that were anti-dilutive at June 30, 2009 and 2008, respectively.

New Accounting Pronouncements -

In December 2007, the FASB issued SFAS No. 141(R). The objective of this statement is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination and (iv) requires expensing of transaction costs associated with a business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.  The impact the adoption of SFAS No. 141(R) will have on the Company’s financial position and results of operations will be dependent upon the volume of business combinations entered into by the Company.  As of June 30, 2009 the adoption of SFAS No. 141(R) has not had a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“SFAS 141(R)-1”), which amends and clarifies SFAS No. 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 141(R)-1 has been applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Due to the current decline in the Company’s acquisition activities, the initial adoption of SFAS 141(R)-1 has not had a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, which establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The objective of the guidance is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. FAS 160 was effective for fiscal years beginning on or after December 15, 2008.  As required by FAS 160, the Company has retrospectively applied the presentation to its prior year balances in its Condensed Consolidated Financial Statements.   The adoption of FSP 160 did not have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued FAS 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133", (“SFAS No. 161”) which amends and expands the disclosure requirements of FAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008, with early application encouraged.  SFAS No. 161 also encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The adoption of SFAS No. 161 did not have a material impact on the Company’s disclosures.

In April 2008, the FASB issued the FSP “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP SFAS 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. Generally Accepted Accounting Principles. The guidance for determining the useful life of a recognized intangible asset in this FSP shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in this FSP shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS 142-3 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was not permitted. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," (“EITF 03-6-1”), which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, "Earnings per Share."  EITF 03-6-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008. All prior-period earnings per share data presented are to be adjusted retrospectively. The Company’s adoption of EITF 03-6-1 did not have a material impact on the Company’s financial position or results of operations.

In November 2008, the FASB issued EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 applies to all investments accounted for under the equity method. EITF 08-6 was effective for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  Additionally, this FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This FSP was effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FSP 157-4 did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of FSP FAS 115-2 and FAS 124-2, did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Event” (“FAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FAS 165 was effective for interim and annual reporting periods ending after June 15, 2009.  The Company’s adoption of FAS 165 did not have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140" (“FAS No. 166”), which amends the derecognition guidance in FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. This statement will be effective for the Company beginning in fiscal 2010. The Company is still assessing the potential impact the adoption of FAS No. 166 will have on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" (“FAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited. This statement will be effective for the Company beginning in fiscal 2010. The Company is still assessing the potential impact the adoption of FAS No. 167 will have on the Company’s financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FAS No. 162” (“SFAS 168”), established the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  The adoption of SFAS 168 will require the Company to adjust references to authoritative accounting literature in the financial statements, but will not affect the Company’s financial position or results of operations.

Reclassifications -

Certain reclassifications have been made to the 2008 impairment charges to conform to the 2009 presentation.

2.

Impairments

On a continuous basis, management assesses whether there are any indicators, including property operating performance and general market conditions, that the value of the Company’s assets (including any related amortizable intangible assets or liabilities) may be impaired.  To the extent impairment has occurred, the carrying value of the asset would be adjusted to an amount to reflect the estimated fair value of the asset.

During the six months ended June 30, 2009, economic conditions have continued to experience volatility resulting in further declines in equity and real estate markets. Increases in capitalization rates,  discount rates, vacancies and the deterioration of real estate fundamentals, impacting net operating income and leasing, have contributed to the further decline in real estate markets in general.

As a result of the volatility and declining market conditions described above, as well as the Company’s strategy in relation to certain of its non-retail assets, the Company recognized non-cash impairment charges during the three and six months ended June 30, 2009, aggregating approximately $176.5 million.  Details of these non-cash impairment charges are as follows (in thousands):

June 30, 2009
Impairment of property carrying values	$50,000
Impairments included in Equity in (loss)/income of joint ventures, net	27,316
Real estate under development	2,100
Investments in other real estate investments	40,602
Marketable securities and other investments	29,573
Investments in real estate joint ventures	26,896
Total impairment charges	$176,487

During the six months ended June 30, 2008, the Company recognized a non-cash impairment charge of $3.8 million due to the decline in value of a marketable equity security investment that was deemed to be other-than-temporary.

The Company will continue to assess declines in value of its assets on an on-going basis.  Based on these assessments, the Company may determine that one or more of its assets may be impaired due to a decline in value and would therefore write-down its cost basis accordingly (see Notes 3, 5, 6, 7, 8, 9 and 12).

3.

Operating Property Activities

Acquisitions -

During the six months ended June 30, 2009, the Company acquired a land parcel located in Rio Clara Brazil through a newly formed joint venture in which the Company has a 70% controlling ownership interest for a purchase price of 3.3 million Brazilian Reals (approximately USD $1.5 million).  This parcel will be developed into a 48,000 square foot retail shopping center. The Company has determined, under the provisions of FIN 46(R), that this joint venture is a VIE and that the Company is the primary beneficiary. As such, the Company has consolidated this entity for accounting and reporting purposes.  This entity was deemed a VIE primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity is not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of this VIE as a result of its economic ownership percentage which provides that the Company would absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or both.

Dispositions -

During the six months ended June 30, 2009, the Company disposed of, in separate transactions, portions of three operating properties for an aggregate sales price of approximately $13.4 million.  The Company provided seller financing for two of these transactions aggregating approximately $1.4 million, which bear interest at 9% per annum and are scheduled to mature in January and March 2012.  The Company evaluated these transactions pursuant to the provisions of SFAS 66 “Accounting for Sales of Real Estate”. These three transactions resulted in the Company’s recognition of an aggregate net gain of approximately $1.9 million, net of income tax of $0.2 million.

Additionally, during the six months ended June 30, 2009, a consolidated joint venture in which the Company has a preferred equity investment disposed of a portion of a property for a sales price of approximately $1.1 million. As a result of this capital transaction, the Company received approximately $0.1 million of profit participation.  This profit participation has been recorded as income from other real estate investments in the Company’s Condensed Consolidated Statements of Operations.

Consolidations –

During the six months ended June 30, 2009, the Company provided a capital contribution to one of its joint venture investments and entered into an amendment to the LLC agreement of another joint venture investment.  These events were both considered remeasurement events under FIN 46(R).  Such remeasurements determined that these two joint ventures were now VIE’s and that the Company is the primary beneficiary of each joint venture.  As such, the Company has consolidated these entities for accounting and reporting purposes.  Both of these entities have been established to own and operate real estate property.  These entities were deemed VIE’s primarily  based on the fact that the voting rights of the equity investors is not proportional to their obligation to absorb expected losses or receive the expected residual returns of the entity and substantially all of the entity's activities are conducted on behalf of the investor which has disproportionately fewer voting rights. The Company determined that it was the primary beneficiary of these VIE’s as a result of its economic ownership percentage which provides that the Company would absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both.

The Company consolidated these entities in accordance with FAS 160, recognizing no gain or loss on consolidation as each entity’s carrying value approximated fair value.  The total assets of these VIE’s were approximately $31.4 million and total liabilities were approximately $30.7 million, including $21.4 million of non-recourse mortgage debt encumbering one of the properties.  The classification of these assets is primarily within Operating real estate and the classifications of liabilities are primarily within Mortgages payable in the Company’s Condensed Consolidated Balance Sheets.

Impairments –

During the three months ended June 30, 2009, as part of the Company’s ongoing impairment assessment, the Company determined that there were certain redevelopment mixed-use properties with estimated recoverable values that will not exceed their estimated costs.  This is primarily due to further declines in real estate fundamentals along with adverse changes in local market conditions and the uncertainty of their recovery.  As a result, the Company recorded an aggregate impairment of property carrying values of approximately $50.0 million, representing the excess of the carrying values of 10 properties, primarily located in Philadelphia, Chicago, New York and Boston, over their estimated fair values.  The Company’s estimated fair values are based upon projected operating cash flows (discounted and without interest charges) of the property over its specified holding period.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  Capitalization rates and discount rates utilized in these models are based upon rates that the Company believes to be within a reasonable range of current market rates for the respective properties.

4.

Discontinued Operations

The Company reports as discontinued operations properties held-for-sale and operating properties sold in the current period.  The results of these discontinued operations are included in a separate component of income on the Condensed Consolidated Statements of Operations under the caption Discontinued operations.  This reporting has resulted in certain reclassifications of 2008 financial statement amounts.

The components of income and expense relating to discontinued operations for the three and six months ended June 30, 2009 and 2008 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2009 and 2008 and the operations for the applicable period for those assets classified as held-for-sale as of June 30, 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Discontinued operations:
Revenues from rental property	$-	$1,742	$26	$4,143
Rental property expenses	(41)	(242)	(68)	(800)
Depreciation and amortization	(48)	(873)	(48)	(1,508)
Interest expense	-	(38)	-	(122)
(Loss)/income from other real estate investments	(9)	-	(9)	3,451
Other (expense)/income, net	(5)	7	14	149
(Loss)/income from discontinued operating properties	(103)	596	(85)	5,313
Provision for income taxes	-	-	(235)	-
Loss on operating properties held for sale/sold	(24)	-	(112)	-
Gain on disposition of operating properties	-	61	670	722
(Loss)/income from discontinued operating properties	(127)	657	238	6,035
Net income attributable to noncontrolling interests	-	(1)	-	(1,133)
(Loss)/income from discontinued operations attributable to the Company	$(127)	$656	$238	$4,902

5.

Ground-Up Development

The Company is engaged in ground-up development projects which consist of (i) merchant building through the Company’s wholly-owned taxable REIT subsidiaries, which develop neighborhood and community shopping centers and the subsequent sale after completion, (ii) U.S. ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Latin America for long-term investment.  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of June 30, 2009, the Company had a total of 36 ground-up development projects, consisting of (i) nine merchant building projects, of which four are substantially complete, (ii) one U.S. ground-up development project, (iii) 19 ground-up development projects located throughout Mexico, (iv) three ground-up development projects located in Chile, (v) three ground-up development projects located in Brazil and (vi) one ground-up development project located in Peru.

Merchant Building -

During the six months ended June 30, 2009, the Company sold, in separate transactions, six out-parcels and one ground lease for aggregate proceeds of approximately $11.4 million.  Merchant building transactions for the six months ended June 30, 2009, resulted in gains of approximately $1.4 million, net of income taxes of $1.0 million.

As of June 30, 2009, total loan commitments on the Company’s 12 outstanding construction loans aggregated approximately $307.2 million of which approximately $236.7 million has been funded.  These loans have scheduled maturities ranging from two months to 36 months (excluding any extension options which may be available to the Company) and bear interest at rates ranging from 1.96% to 5.00% at June 30, 2009.  Approximately $102.8 million of the outstanding loan balance matures in 2009.  These maturing loans are anticipated to be repaid with operating cash flows, borrowings under the Company’s credit facilities and additional debt financings.  In addition, the Company may pursue or exercise existing extension options with lenders where available.

Impairments –

During the three months ended June 30, 2009, as part of the Company’s ongoing assessment of its merchant building projects, the Company determined that there was one project with an estimated recoverable value that will not exceed the estimated costs.  This is primarily due to further declines in real estate fundamentals along with  adverse changes in local market conditions and the uncertainty of their recovery.  As a result, the Company recorded an impairment of approximately $2.1 million, representing the excess of the carrying value of the project over its estimate fair value.  The Company’s estimated fair value is based upon projected operating cash flows (discounted and without interest charges) of the property over its specified holding period.  Such cash flow projection considered factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  Capitalization rates and discount rates utilized in the model were based upon rates that the Company believes to be within a reasonable range of current market rates for the project.

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

During August 2008, KimPru entered into a $650.0 million credit facility which matures in August 2009, with the option to extend for one year and bears interest at a rate of LIBOR plus 1.25%.  Proceeds from this credit facility were used to repay the outstanding balance of $658.7 million under the $1.2 billion credit facility, referred to above, which was scheduled to mature in October 2008 and bore interest at a rate of LIBOR plus 0.45%.  In order to exercise the one-year extension option, KimPru is, among other conditions, required to reduce the outstanding balance to $485.0 million by August 26, 2009.  The required pay down is expected to be sourced from capital contributions by the partners.  This facility is guaranteed by the Company with a guarantee from PREI to the Company for 85% of any guaranty payment the Company is obligated to make.  As of June 30, 2009, the outstanding balance on the credit facility was $615.9 million.

During the six months ended June 30, 2009 KimPru sold four operating properties and its interest in an unconsolidated joint venture, in separate transactions, for an aggregate sales price of approximately $33.6 million.  These sales resulted in an aggregate net loss of approximately $2.6 million.  Proceeds from these property sales were used to repay a portion of the outstanding balance on the $650.0 million credit facility.

In addition, during the six months ended June 30, 2009, KimPru repaid a non-recourse mortgage with a balance of approximately $12.1 million which bore interest at a rate of 4.92% and matured in April 2009.

During the three months ended June 30, 2009, the Company recognized non-cash impairment charges of $11.7 million, against the carrying value of its investment in KimPru, reflecting an other-than-temporary decline in the fair value of its investment resulting from a further decline in the real estate markets during the second quarter of 2009.

In addition to the impairment charges above, the Company recognized impairment charges during the three months ended June 30, 2009 of approximately $26.3 million relating to certain properties held by an unconsolidated joint venture within the KimPru joint venture based on estimated sales prices.

As of June 30, 2009, the KimPru portfolio was comprised of 119 shopping center properties aggregating approximately 19.0 million square feet of GLA located in 13 states.

During the six months ended June 30, 2009, the Company recognized a non-cash impairment charge of $4.0 million, against the carrying value of its investment in a separate joint venture that is held with PREI, in which the Company holds a 15% non-controlling interest.  This impairment reflects an other-than-temporary decline in the fair value of its investment resulting from a further decline in the real estate markets during the second quarter of 2009.

The Company’s estimated fair values relating to the impairment assessments above are based upon discounted cash flow models that include all estimated cash inflows and outflows over a specified holding period and where applicable, any estimated debt premiums.  Capitalization rates, discount rates and credit spreads utilized in these models are based upon rates that the Company believes to be within a reasonable range of current market rates for the respective properties.

Kimco Income REIT (“KIR”) -

The Company holds a 45% noncontrolling limited partnership interest in KIR and accounts for its investment under the equity method of accounting.  KIR has a master management agreement with the Company whereby the Company performs services for fees relating to the management, operation, supervision and maintenance of the joint venture properties.

During the six months ended June 30, 2009, KIR repaid three maturing non-recourse mortgages aggregating approximately $40.3 million, which bore interest at 7.57%.  KIR also obtained four new non-recourse mortgages on four previously unencumbered properties aggregating approximately $31.9 million bearing interest at rates ranging from 6.3% to 7.2% with maturity dates ranging from 2012 to 2019.

As of June 30, 2009, the KIR portfolio was comprised of 62 operating properties aggregating 13.1 million square feet of GLA located in 18 states.

PL Retail  -

PL Retail, a joint venture investment in which the Company holds a 15% noncontrolling interest had a $39.5 million unsecured revolving credit facility, which bore interest at LIBOR plus 0.45% and was scheduled to mature in February 2008. During 2008, this facility was extended to February 2009 at a rate of LIBOR plus 0.50%. This facility is guaranteed by the Company and the joint venture partner has guaranteed reimbursement to the Company of 85% of any guaranty payment the Company is obligated to make.  During the six months ended June 30, 2009, the joint venture made a principal payment of $5.6 million and obtained a one-year extension at a rate of LIBOR plus 400 basis points, with a LIBOR floor of 1.5%, for the remaining balance of $30.0 million.

In addition, PL Retail refinanced an aggregate $118.6 million in mortgage debt, which bore interest at rates ranging from 8.18% to 10.18% and matured during 2009, with  $131.5 million in mortgage debt which bears interest at rates ranging from LIBOR plus 400 basis points to 7.70% and maturity dates ranging from 2014 to 2016.

Other Real Estate Joint Ventures -

During the six months ended June 30, 2009, the Company acquired a land parcel located in San Luis Potosi, Mexico, through a joint venture in which the Company has a noncontrolling interest, for an aggregate purchase price of approximately $0.8 million.  The Company accounts for its investment in this joint venture under the equity method of accounting.  The Company’s aggregate investment resulting from this transaction was approximately $0.4 million.

During the six months ended June 30, 2009, joint ventures in which the Company has noncontrolling interests obtained new mortgage debt aggregating $72.6 million which bears interest at rates ranging from 4.50% to 7.85% and are scheduled to mature in 2012 and 2014.  Proceeds from these mortgages and an additional $15.0 million capital contribution from the partners were used to repay an aggregate $87.6 million in mortgage debt, which was scheduled to mature in 2009 and bore interest at rates ranging from 2.1% to 6.6%.

During the three months ended June 30, 2009, the Company recognized non-cash impairment charges of approximately $12.2 million, against the carrying value of its investments in six joint ventures, reflecting an other-than-temporary decline in the fair value of these investments resulting from a further decline in the real estate markets during the second quarter of 2009.

The Company’s estimated fair values relating to the impairment assessments above are based upon discounted cash flow models that include all estimated cash inflows and outflows over a specified holding period and where applicable, any estimated debt premiums.  Capitalization rates, discount rates and credit spreads utilized in these models are based upon rates that the Company believes to be within a reasonable range of current market rates for the respective properties.

The Company’s maximum exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments.  Generally such investments contain operating properties and the Company has determined these entities do not contain the characteristics of a VIE.  As of June 30, 2009, the Company’s carrying value in these investments approximated $1.2 billion.

7.

Other Real Estate Investments

Preferred Equity Capital -

The Company maintains a preferred equity program, which provides capital to developers and owners of real estate.  During the six months ended June 30, 2009, the Company provided an aggregate of approximately $0.4 million in investment capital to an owner of a real estate property.  As of June 30, 2009, the Company’s net investment under the Preferred Equity program was approximately $502.3 million relating to 628 properties, including 402 net leased properties.  During the six months ended June 30, 2009, the Company earned approximately $13.9 million from its preferred equity investments, including $0.8 million in profit participation earned from two capital transactions.  During the six months ended June 30, 2008, the Company earned approximately $41.5 million from its preferred equity investments, including $19.7 million in profit participation earned from six capital transactions.

During the three months ended June 30, 2009, the Company recognized non-cash impairment charges of $40.6 million, against the carrying value of 16 preferred equity investments, which hold 28 properties, reflecting an other-than-temporary decline in the fair value of its investment resulting from a further decline in the real estate markets during the second quarter of 2009.

The Company’s estimated fair values relating to the impairment assessments above are based upon discounted cash flow models that include all estimated cash inflows and outflows over a specified holding period and where applicable, any estimated debt premiums.  Capitalization rates, discount rates and credit spreads utilized in these models are based upon rates that the Company believes to be within a reasonable range of current market rates for the respective properties.

8.

Mortgages and Other Financing Receivables

During March 2009, the Company committed approximately $6.0 million as its share of a $20.0 million one-year Debtor-in-Possession (“DIP”) facility to an auto parts supplier.  The DIP facility bears interest at LIBOR plus 11% with a floor of 15% per annum and is secured by all assets of the borrower.  As of June 30, 2009, there was no outstanding balance on this facility.

During the three months ended June 30, 2009, the Company recognized a non-cash impairment charge of $3.5 million, against the carrying value of a mortgage receivable that is currently in default.  The Company has begun foreclosure proceedings on the underlying property and anticipates this process to be completed in the third quarter 2009.  This impairment charge reflects the decrease in the estimated fair value, based on the estimated sales price, of the collateral as of June 30, 2009.

9.

Marketable Securities and Other Investments

During the six months ended June 30, 2009, the Company received approximately $17.0 million in proceeds from the sale of certain marketable securities.  The Company recognized gross realizable gains of approximately $0.7 million and gross realizable losses of approximately $1.8 million from sales of marketable securities during the six months ended June 30, 2009.

At June 30, 2009, the Company’s investment in marketable securities was approximately $246.1 million which includes an aggregate unrealized gain of approximately $1.0 million relating to marketable equity security investments and an unrealized loss of approximately $36.7 million, which includes approximately $13.5 million in an unrealized loss due to foreign currency fluctuations, related to its investment in Valad Property Group convertible notes.

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

For marketable debt securities, the Company assesses current interest payments and the probability of the issuer’s ability to pay all amounts due under contractual terms. Additionally, in accordance with FSP FAS 115-2, the Company assesses whether it has the intent to sell the debt security, whether it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery (for example, if its cash or working capital requirements or contractual or regulatory obligations indicate that the debt security will be required to be sold before the forecasted recovery occurs) and whether it does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell.

During the three months ended June 30, 2009, the Company recorded non-cash impairment charges of approximately $26.1 million due to the decline in value of certain marketable securities and other investments that were deemed to be other-than-temporary. Market value for the equity securities represents the closing price of each security as it appears on their respective stock exchange at the end of the period.

At June 30, 2009, marketable equity securities with unrealized loss positions for (i) less than twelve months had an aggregate unrealized loss of approximately $0.9 million and (ii) more than twelve months had an aggregate unrealized loss of approximately $0.2 million.

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

During the six months ended June 30, 2009, the Company repaid (i) its $130.0 million 6.875% senior notes, which matured on February 10, 2009 and (ii) its $20.0 million 7.56% Medium Term Note, which matured in May 2009.

Additionally during the six months June 30, 2009, the Company repurchased approximately $12.5 million in face value of its Medium Term Notes and approximately $4.6 million in face value of its Fixed Rate Bonds at an aggregate discounted purchase price of approximately $15.7 million.  These transactions resulted in an aggregate gain of approximately $1.4 million.

11.

Mortgages Payable

During the six months ended June 30, 2009, the Company obtained 17 new non-recourse mortgages aggregating approximately $363.8 million, which bear interest at rates ranging from 5.95% to 8.00% and have maturities ranging from three years to 15 years.  The Company paid off approximately $154.7 million of individual non-recourse mortgage debt that encumbered seven operating properties.

Mortgages payable, collateralized by certain shopping center properties and related tenants' leases, are generally due in monthly installments of principal and/or interest which mature at various dates through 2027. Interest rates range from approximately 1.20% to 10.50% (weighted-average interest rate of 5.69% as of June 30, 2009).  The scheduled principal payments of all mortgages payable, excluding unamortized fair value debt adjustments of approximately $5.4 million, as of June 30, 2009, were approximately as follows (in millions): 2009, $8.9; 2010, $92.7; 2011, $81.7; 2012, $113.2; 2013, $187.7; and thereafter, $579.8.

12.

Fair Value Measurements

All financial instruments of the Company are reflected in the accompanying Condensed Consolidated Balance Sheets at amounts which, in management’s estimation based upon an interpretation of available market information and valuation methodologies, reasonably approximate their fair values except those listed below, for which fair values are reflected.  The valuation method used to estimate fair value for fixed-rate and variable-rate debt and noncontrolling interests relating to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries of the Company is based on discounted cash flow analyses, with assumptions that include credit spreads, loan amounts and debt maturities.  The fair values for marketable securities are based on published or securities dealers’ estimated market values.  Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition.  The following are financial instruments for which the Company’s estimate of fair value differs from the carrying amounts (in thousands):

	June 30, 2009
	Carrying Amounts	Estimated Fair Value

Marketable Securities	$281,743	$246,099
Notes Payable	$2,832,538	$2,595,629
Mortgages Payable	$1,069,387	$1,063,074
Construction Payable	$236,743	$243,472
Mandatorily Redeemable Noncontrolling Interests (termination dates ranging from 2019 – 2027)	$2,779	$5,800

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

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 and June 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at December 31, 2008	Level 1	Level 2	Level 3
Assets:
Marketable securities	$46,452	$46,452	$-	$-
Convertible notes	$113,713	$-	$113,713	$-
Conversion option	$6,063	$-	$6,063	$-
Liabilities:
Interest rate swaps	$734	$-	$734	$-

	Balance at June 30, 2009	Level 1	Level 2	Level 3
Assets:
Marketable securities	$38,917	$38,917	$-	$-
Convertible notes	$124,064	$-	$124,064	$-
Conversion option	$6,805	$-	$6,805	$-
Liabilities:
Interest rate swaps	$302	$-	$302	$-

Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2009 are as follows (in thousands):

	Balance at June 30, 2009	Level 1	Level 2	Level 3
Assets:
Investments and advances in real estate joint ventures	$184,218	$-	$-	$184,218
Real estate under development/redevelopment	$82,000	$-	$-	$82,000
Other real estate investments	$28,244	$-	$-	$28,244
Mortgages receivable	13,854	-	-	13,854
Marketable debt securities	$9,575	$-	$9,575	$-

During the three months ended June 30, 2009, the Company recognized nonrecurring non-cash impairment charges of approximately $119.6 million relating to adjustments to property carrying values, investments in real estate joint ventures, real estate under development and other real estate investments.  The Company’s estimated fair values relating to these impairment assessments were based upon discounted cash flow models that included all estimated cash inflows and outflows over a specified holding period and where applicable, any estimated debt premiums. These cash flows are comprised of unobservable inputs which include contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models were based upon observable rates that the Company believes to be within a reasonable range of current market rates for the respective properties.  Based on these inputs the Company determined that its valuation in these investments was classified within Level 3 of the fair value hierarchy.

During 2008, the Company recognized non-recurring non-cash impairment charges of $15.5 million against the carrying value of its investment in its unconsolidated joint ventures with PREI, KimPru, reflecting an other-than-temporary decline in the fair value of its investment resulting from further significant declines in the real estate markets during the fourth quarter of 2008. The Company’s estimated fair values relating to these impairment assessments were based upon discounted cash flow models that included all estimated cash inflows and outflows over a specified holding period and where applicable, any estimated debt premiums. These cash flows are comprised of unobservable inputs which include contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the respective properties.  Based on these inputs the Company had determined that its valuation of its KimPru investment was classified within Level 3 of the fair value hierarchy.

13.

Common Stock Transactions

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

14.

Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the six months ended June 30, 2009 and 2008 (in thousands):

	2009	2008
Acquisition of real estate interests by assumption of mortgage debt	$-	$52,180
Disposition of real estate through the issuance of an unsecured obligation	$1,366	$27,175
Consolidation of Joint Ventures:
Increase in real estate and other assets	$24,988	$-
Increase in mortgage payables	$21,580	$-
Declaration of dividends paid in succeeding period	$34,403	$113,423

15.

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

The Company recognized stock options expense of approximately $4.4 million and $3.3 million for the six months ended June 30, 2009 and 2008, respectively.  The $4.4 million expense for the six months ended June 30, 2009, includes incremental expense related to the modification of stock awards in connection with the terminations of employees discussed below.  As of June 30, 2009, the Company had approximately $24.2 million of total unrecognized compensation cost related to unvested stock compensation granted under the Company’s Plan.  That cost is expected to be recognized over a weighted average period of approximately 2.6 years.

Due to declining economic conditions resulting in the lack of transactional activity within the real estate industry as a whole, the Company had accrued approximately $3.6 million at December 31, 2008, relating to severance costs associated with employees that had been terminated during January 2009.  Also, as a result of continued economic decline, the Company recorded an additional accrual of approximately $2.3 million for severance costs associated with terminations during the six months ended June 30, 2009.

16.

Taxable REIT Subsidiaries (“TRS”)

The Company is subject to federal, state and local income taxes on the income from its TRS activities, which include Kimco Realty Services ("KRS"), a wholly owned subsidiary of the Company and the consolidated entities of FNC Realty Corporation (“FNC”), Kimsouth and Blue Ridge Real Estate Company/Big Boulder Corporation.

Income taxes have been provided for on the asset and liability method as required by SFAS No. 109, Accounting for Income Taxes.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of the TRS assets and liabilities.

The Company’s deferred tax assets and liabilities at June 30, 2009 and December 31, 2008, were as follows (in thousands):

	June 30, 2009	December 31, 2008
Deferred tax assets:
Operating losses	$48,202	$48,863
Other timing differences	105,559	71,747
Valuation allowance	(68,583)	(33,783)
Total deferred tax assets	85,178	86,827

Deferred tax liabilities	(11,278)	(2,656)

Net deferred tax assets	$73,900	$84,171

Deferred tax assets and deferred tax liabilities are included in the caption Other assets and Other liabilities on the accompanying Condensed Consolidated Balance Sheets.  The valuation allowances are primarily due to (i) the Company’s valuation allowance, recorded during the six months ended June 30, 2009, of approximately $34.8 million against timing differences related to impairment charges in KRS and  (ii) a valuation allowance of approximately $33.8 million related to net operating loss (“NOL”) carry forwards that expire from 2022 through 2025 held in FNC.

Other deferred tax assets and deferred tax liabilities relate primarily to differences in the timing of the recognition of income/(loss) between the GAAP and tax basis of accounting for (i) real estate joint ventures, (ii) other real estate investments, (iii) other deductible temporary differences and (iv) timing differences related to non-cash impairment charges.  The Company believes that, based on its operating strategy and consistent history of profitability, it is more likely than not that the total deferred tax assets of $85.2 million will be realized on future tax returns, primarily from the generation of future taxable income and the implementation of tax planning strategies that include the potential disposition of certain real estate assets and equity securities.

17.

Pro Forma Financial Information

As discussed in Note 3, the Company and certain of its affiliates disposed of interests in certain operating properties during the six months ended June 30, 2009.  The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Operations for the six months ended June 30, 2009 and 2008, adjusted to give effect to these transactions at the beginning of each year.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations.  (Amounts presented in millions, except per share figures.)

	Six Months ended June 30,
	2009	2008

Revenues from rental property	$383.2	$371.8
Net (loss)/income	$(91.9)	$201.9
Net (loss)/income attributable to the Company’s common shareholders	$(121.7)	$163.8

Net (loss)/income attributable to the Company’s common shareholders per common share:
Basic	$(0.38)	$0.65
Diluted	$(0.38)	$0.64

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to, the risk factors discussed in Item 1A. included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008, and (i) general adverse economic and local real estate conditions, including the current economic recession, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt or other sources of financing on favorable terms, (iv) the Company’s ability to raise capital by selling its assets, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates and foreign currency exchange rates, (vii) the availability of suitable acquisition opportunities, (viii) valuation of joint venture investments, (ix) valuation of marketable securities and other investments, (x) increases in operating costs, (xi) changes in the dividend policy for our common stock, (xii) the reduction in our income in the event of multiple lease terminations by tenants or a failure by multiple tenants to occupy their premises in a shopping center, and (xiii) impairment charges. Accordingly, there is no assurance that the Company’s expectations will be realized.

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.  These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers.  As of June 30, 2009, the Company had interests in 1,941 properties, including 1,466 in retail shopping center properties and 475 in non-retail properties, totaling approximately 180.0 million square feet of gross leaseable area (“GLA”) located in 45 states, Puerto Rico, Canada, Mexico and South America.

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

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. Although the credit environment has become much more constrained over the past year, the Company continues to pursue opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks.  The Company has noticed a trend that the approval process from lenders has slowed, while pricing and loan-to-value ratios remain dependent on specific deal terms, in general, spreads are higher and loan-to-values are lower, but the lenders are continuing to complete financing agreements.  Moreover, the Company continues to assess 2009 and beyond to ensure the Company is prepared if the current credit market dislocation continues.

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

Results of Operations

Comparison of the three months ended June 30, 2009 to 2008

	Three Months Ended
	June 30,		Increase/
	2009	2008	(Decrease)	% change
	(amounts in millions)
Revenues from rental property (1)	$189.3	$183.0	$6.3	3.4%

Rental property expenses: (2)
Rent	$3.4	$3.3	$0.1	3.0%
Real estate taxes	27.5	23.4	4.1	17.5%
Operating and maintenance	24.1	23.5	0.6	2.6%
	$55.0	$50.2	$4.8	9.6%

Depreciation and amortization (3)	$55.2	$50.5	$4.7	9.5%

Comparison of the six months ended June 30, 2009 to 2008

	Six Months Ended
	June 30,		Increase/
	2009	2008	(Decrease)	% change
	(amounts in millions)
Revenues from rental property (1)	$383.2	$371.8	$11.4	3.1%

Rental property expenses: (2)
Rent	$6.6	$6.5	$0.1	1.5%
Real estate taxes	51.9	46.8	5.1	10.9%
Operating and maintenance	55.2	50.8	4.4	8.7%
	$113.7	$104.1	$9.6	9.2%

Depreciation and amortization (3)	$111.4	$99.1	$12.3	12.4%

(1)

Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2008, providing incremental revenues for the three and six months ended June 30, 2009 of $2.8 million and $8.2 million, respectively, as compared to the corresponding period in 2008, (ii) the completion of certain development and redevelopment projects and tenant buyouts providing incremental revenues of approximately $1.6 million and $2.2 million, for the three and six months ended June 30, 2009, respectively, as compared to the corresponding period in 2008 and (iii) a net increase in revenues of approximately $1.9 million and $1.0 million for the three and six months ended June 30, 2009, respectively, as compared to the corresponding period in 2008, primarily resulting from the growth of the Company’s Latin American properties, which was partially offset by an overall occupancy decrease in the consolidated shopping center portfolio from 95.4% at June 30, 2008, to 91.4% at June 30, 2009.

(2)

Rental property expenses increased for the three and six months ended June 30, 2009 as compared to the corresponding periods in 2008 primarily due to (i) the placement of certain development properties into service, which resulted in lower capitalization of carry costs, (ii) operating property acquisitions during 2008 and (iii) an increase in operating and maintenance expense primarily attributable to an increase in snow removal costs during the six months ended June 30, 2009 as compared to 2008, partially offset by (iv) operating property dispositions during 2008 and 2009.

(3)

Depreciation and amortization increased for the three and six months ended June 30, 2009, as compared to the corresponding period in 2008, primarily due to (i) operating property acquisitions during 2008, (ii) the placement of certain development properties into service and (iii) tenant vacates, partially offset by operating property dispositions during 2008 and 2009.

General and administrative expense increased approximately $6.1 million, for the six months ended June 30, 2009, as compared to the corresponding period in 2008. This increase is primarily due to (i) a decrease in capitalized payroll of approximately $3.0 million, which was due to the completion of certain projects which were previously under development and (ii) severance costs of approximately $2.3 million expensed during the six months ended June 30, 2009 associated with employees whom were terminated during the six months ended June 30, 2009, primarily due to declines in economic conditions and the lack of transactional activity within the real estate industry as a whole.

Interest, dividends and other investment income decreased approximately $11.1 million and $28.4 million for the three and six months ended June 30, 2009, respectively, as compared to the corresponding periods in 2008.  These decreases are primarily due to (i) a decrease in realized gains of approximately $1.5 for the three months ended June 30, 2009 and approximately $12.8 for the six months ended June 30, 2009 resulting from the sale of certain marketable securities during the corresponding period in 2008 as compared to 2009 and (ii) a decrease in interest and dividend income of approximately $9.0 million and $11.8 million for the three and six months ended June 30, 2009, respectively, primarily resulting from the sale of investments in marketable securities and reductions in dividends declared from certain marketable securities during 2009 and 2008.

Other income/(expense), net changed approximately $4.4 million to $0.3 million of income for the three months ended June 30, 2009, as compared to $4.1 million of expense for the three months ended June 30, 2008.  This change is primarily due to an increase in the fair value of an embedded derivative instrument of approximately $7.7 million relating to the convertible option of the Valad notes, partially offset by a decrease of approximately $3.2 million relating to income from other investments recognized in 2008.  Conversely, Other income/(expense), net changed approximately $3.7 million to $3.9 million of expense for the six months ended June 30, 2009, as compared to $0.2 million of expense for the six months ended June 30, 2008.  This change is primarily due to (i) increased foreign conversion adjustments of approximately $5.4 million relating to various foreign investments which have US dollar functional currency and (ii) a decrease of approximately $3.2 million relating to income from other investments recognized in 2008, partially offset by (iii) an increase in the fair value of an embedded derivative instrument of approximately $5.5 million relating to the convertible option of the Valad notes.

Interest expense decreased approximately $2.6 million and $10.1 million for the three and six months ended June 30, 2009, respectively, as compared to the corresponding periods in 2008.  This decrease is primarily due to lower interest rates and lower outstanding levels of debt during the three and six months ended June 30, 2009, as compared to the same period in the preceding year.

Benefit/(provision) for income taxes changed approximately $10.6 million to a benefit of $2.3 million for the six months ended June 30, 2009, as compared to a provision of $8.3 million for the corresponding period in 2008.  This change is primarily due to (i) a decrease in the tax provision of approximately $4.7 million resulting from equity income recognized in connection with the Albertson’s investment during the six months ended June 30, 2008 as compared to the six months ended June 30, 2009, (ii) an income tax provision of approximately $3.1 million related to equity in income of real estate joint ventures during the six months ended June 30, 2008 and (iii) an income tax provision of approximately $2.0 million related to gains on sale of operating properties during the six months ended June 30, 2008.

Income from other real estate investments decreased $23.0 million and $35.7 million for the three and six months ended June 30, 2009, respectively, as compared to the corresponding periods in 2008.  These decreases are primarily due to (i) a decrease from the Company’s Preferred Equity Program of approximately $16.6 million and $27.7 million in contributed income for the three and six months ended June 30, 2009, respectively, including a decrease of approximately $10.7 million and $19.0 million in profit participation earned from capital transactions for the three and six months ended June 30, 2009, respectively, as compared to the corresponding periods in 2008 and (ii) a gain of approximately $7.2 million from the sale of the Company’s interest in a real estate company located in Mexico during the three months ended June 30, 2008.

Equity in (loss)/income of real estate joint ventures, net decreased $35.8 million and $65.2 million for the three and six months ended June 30, 2009, respectively, as compared to the corresponding periods in 2008.  These decreases are primarily the result of (i) the recognition of non-cash impairment charges of approximately $27.3 million recorded during the three and six months ended June 30, 2009, against the carrying value of the Company’s investment in two unconsolidated joint ventures, (ii) the recognition of approximately $15.0 million during the six months ended June 30, 2008 from the Albertson’s joint venture resulting from excess cash distributions, (iii) the recognition of approximately $7.5 million in income resulting from cash distributions received in excess of the Company’s carrying value of its investment in an unconsolidated limited liability partnership during the corresponding six month period in 2008, (iv) lower gains on sales of joint venture investments of approximately $0.2 million and $2.1 million for the three and six months ended June 30, 2009, respectively, as compared to the corresponding periods in 2008 and (v) a decrease in occupancy levels within certain real estate joint venture investments.

During the six months ended June 30, 2009, the Company sold, in separate merchant building transactions, six out-parcels and one ground lease for aggregate proceeds of approximately $11.4 million.  These transactions for the six months ended June 30, 2009, resulted in gains on sale of development properties of approximately $1.4 million, net of income taxes of $1.0 million.

During the six months ended June 30, 2008, the Company sold, in separate merchant building transactions, (i) one completed merchant building project, (ii) nine out-parcels, (iii) a partial sale of one property and (iv) a partnership interest in one project for aggregate proceeds of approximately $54.8 million and received approximately $4.1 million of proceeds from completed earn-out requirements on three previously sold merchant building projects.  These sales resulted in gains on sale of development properties of approximately $17.8 million, net of income taxes of $11.8 million.

During the three months ended June 30, 2009, the Company recognized nonrecurring non-cash impairment charges of approximately $119.6 million relating to adjustments to property carrying values, investments in real estate joint ventures, real estate under development and other real estate investments. The Company’s estimated fair values relating to these impairment assessments were based upon discounted cash flow models that included all estimated cash inflows and outflows over a specified holding period and where applicable, any estimated debt premiums. These cash flows are comprised of unobservable inputs which include contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models were based upon observable rates that the Company believes to be within a reasonable range of current market rates for the respective properties. Based on these inputs the Company determined that its valuation in these investments was classified within Level 3 of the fair value hierarchy.

Additionally, during the three months ended June 30, 2009, the Company recorded non-cash impairment charges of approximately $29.6 million due to the decline in value of certain marketable securities and other investments that were deemed to be other-than-temporary. Market value for the equity securities represents the closing price of each security as it appears on their respective stock exchange at the end of the period.

During the six months ended June 30, 2009, the Company disposed of, in separate transactions, portions of three operating properties for an aggregate sales price of approximately $13.4 million.  The Company provided seller financing for two of these transactions aggregating approximately $1.4 million, which bear interest at 9% per annum and are scheduled to mature in January and March 2012.  The Company evaluated these transactions pursuant to the provisions of SFAS 66 “Accounting for Sales of Real Estate”. These three transactions resulted in the Company’s recognition of an aggregate net gain of approximately $1.9 million, net of income tax of $0.2 million.

During the six months ended June 30, 2008, the Company disposed of an operating property and a portion of two operating properties, in separate transactions, for an aggregate sales price of approximately $9.0 million, which resulted in an aggregate gain of approximately $1.3 million.

Additionally, during the six months ended June 30, 2008, a consolidated joint venture in which the Company had a preferred equity investment disposed of a property for a sales price of approximately $35.0 million. As a result of this capital transaction, the Company received approximately $3.5 million of profit participation, before noncontrolling interest of approximately $1.1 million. This profit participation has been recorded as income from other real estate investments and is reflected in Income from discontinued operating properties in the Company’s Condensed Consolidated Statements of Operations.

Net loss attributable to the Company for the three and six months ended June 30, 2009 was $(134.7) million and $(96.2) million, respectively.  Net income attributable to the Company for the three and six months ended June 30, 2008 was $94.4 million and $192.8 million, respectively.  On a diluted per share basis, net (loss)/income attributable to the Company was $(0.40) and $(0.37) for the three and six month period ended June 30, 2009, respectively, as compared to $0.32 and $0.66 for the three and six month period ended June 30, 2008, respectively.  These changes are primarily attributable to (i) the recognition of non-cash impairment charges aggregating approximately $176.5 million, resulting from continuing declines in the real estate markets and equity securities, (ii) a reduction in Income from other real estate investments, primarily due to a decrease in profit participation from the Company’s Preferred Equity program, (iii) a decrease in interest, dividends and other investment income, primarily due to a decrease in realized gains from the sale of certain marketable securities during 2008, and (iv) lower gains on sales of development properties, partially offset by (v) an increase in revenues from rental properties primarily due to acquisitions of operating properties during 2008.

Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base.  At June 30, 2009, the Company’s five largest tenants were The Home Depot, TJX Companies, Sears Holdings, Wal-Mart and Kohl’s, which represented approximately 3.2%, 2.6%, 2.4%, 2.3% and 2.2%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, when available, mortgage and construction loan financing and immediate access to unsecured revolving credit facilities with aggregate bank commitments of approximately $1.7 billion.

The Company’s cash flow activities are summarized as follows (in millions):

	Six Months Ended
	June 30,
	2009	2008
Net cash flow provided by operating activities	$198.0	$271.3
Net cash flow used for investing activities	$(123.2)	$(507.8)
Net cash flow (used for)/provided by financing activities	$(22.0)	$272.1

Operating Activities

Cash flows provided by operating activities for the six months ended June 30, 2009, were approximately $198.0 million, as compared to approximately $271.3 million for the comparable period in 2008.  The change of approximately $73.3 million is primarily attributable to (i) a decrease in distributions from joint ventures of approximately $67.4 million, primarily from a decrease in earnings, including profit participation, from the Company’s Preferred Equity program and a decrease from various other real estate joint ventures and (ii) a decrease in interest, dividends and other investment income of approximately $28.4 million primarily due to the sale and reductions in dividends of certain marketable securities during the corresponding period in 2008 as compared to 2009, partially offset by the acquisition of properties during 2008 and growth in rental rates from lease renewals and the completion of certain re-development and development projects.

During the six months ended June 30, 2009, capital and credit markets provided an opportunity for the Company to complete a primary public stock offering, which provided net proceeds to the Company of approximately $717.3 million, to close on a two-year $220.0 million unsecured term loan with a consortium of banks and to complete mortgage financings of approximately $363.8 million (see financing activities below). However, capital and credit markets remain increasingly volatile and constrained.  If these markets continue to experience volatility and the availability of funds remains limited, the Company will incur increased costs associated with issuing or obtaining debt.  In addition, it is possible that the Company’s ability to access the capital and credit markets may be limited by these or other factors.  Notwithstanding the foregoing, at this time the Company anticipates that cash flows from operating activities will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and dividend payments in accordance with REIT requirements in both the short term and long term.

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

Debt maturities for the remainder of 2009 consist of: $130.7 million of consolidated debt; $390.4 million of unconsolidated joint venture debt; and $196.7 million of debt on properties included in the Company’s Preferred Equity program, assuming the utilization of extension options where available.  The 2009 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Company’s credit facilities, which at June 30, 2009, the Company had approximately $1.7 billion available under these credit facilities and debt refinancings.  The 2009 unconsolidated joint venture and preferred equity debt maturities are anticipated to be repaid through debt refinancing and partner capital contributions, as deemed appropriate.

The Company anticipates that cash on hand, borrowings under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Net cash flow provided by operating activities for the six months ended June 30, 2009, was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2008, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) distributions from the Company’s joint venture programs.

Investing Activities

Cash flows used for investing activities for the six months ended June 30, 2009, were approximately $123.2 million, as compared to approximately $507.8 million for the comparable period in 2008.  This decrease in cash utilization of approximately $384.5 million resulted primarily from decreases in (i) the acquisition of and improvements to operating real estate, (ii) the acquisition of and improvements to real estate under development and (iii) investments in marketable securities, including the acquisition of the Valad Property Group convertible notes and equity securities during 2008, partially offset by (iv) a decrease in proceeds from the sale of marketable securities, (v) a decrease in proceeds from the sale of operating and development properties and (vi) a decrease in reimbursements of advances to real estate joint ventures and other real estate investments during the six months ended June 30, 2009, as compared to the corresponding period in 2008.

Acquisitions of and Improvements to Operating Real Estate -

During the six months ended June 30, 2009, the Company expended approximately $48.2 million towards improvements to operating real estate including $24.2 million expended in connection with redevelopments and re-tenanting projects as described below.

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

Investments and Advances to Joint Ventures -

During the six months ended June 30, 2009, the Company expended approximately $63.3 million for investments and advances to real estate joint ventures and received approximately $17.7 million from reimbursements of advances to real estate joint ventures.

Ground-up Development –

The Company is engaged in ground-up development projects which consist of (i) merchant building through the Company’s wholly-owned taxable REIT subsidiaries, which develop neighborhood and community shopping centers and the subsequent sale after completion, (ii) U.S. ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Latin America for long-term investment.  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of June 30, 2009, the Company had a total of 36 ground-up development projects, consisting of (i) nine merchant building projects, of which four are substantially complete, (ii) one U.S. ground-up development project, (iii) 19 ground-up development projects located throughout Mexico, (iv) three ground-up development projects located in Chile, (v) three ground-up development projects located in Brazil and (vi) one ground-up development project located in Peru.

During the six months ended June 30, 2009, the Company expended approximately $82.2 million primarily in connection with construction costs relating to its ground-up development projects.  The Company anticipates its remaining capital commitment during 2009 toward these and other development projects will be approximately $100 million to $150 million.  The proceeds from the sales of the completed ground-up development projects, proceeds from construction loans and availability under the Company’s revolving lines of credit are expected to be sufficient to fund these anticipated capital requirements.

Dispositions and Transfers -

During the six months ended June 30, 2009, the Company received net proceeds of approximately $25.8 million relating to the sale of various operating properties and ground-up development projects.

Financing Activities

Cash flows used for financing activities for the six months ended June 30, 2009, were approximately $22.0 million, as compared to Cash flows provided by financing activities of approximately $272.1 million for the comparable period in 2008.  This change of approximately $294.1 million resulted primarily from the (i) the repayment of approximately $165.8 million of unsecured senior notes, (ii) the repayment of approximately $866.6 million of borrowings under unsecured revolving credit facilities and (iii) a decrease of $313.5 million in net borrowings under the Company’s unsecured revolving credit facilities, partially offset by (iv) increase in proceeds from issuance of stock of approximately $694.5 million, (v) an increase in proceeds from mortgage/construction loan financing of approximately $344.6 million, offset by an increase in principal repayments of approximately $155.7 million and (vi)  increased proceeds received from a new $220.0 million unsecured term loan during 2009 as compared to the corresponding period in 2008.

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

The Company has a $1.5 billion unsecured U.S. revolving credit facility (the "U.S. Credit Facility") with a group of banks, which is scheduled to expire in October 2011.  The Company has a one-year extension option related to this facility. This credit facility has made available funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional management programs, (iii) development and redevelopment costs, and (iv) any short-term working capital requirements.  Interest on borrowings under the U.S. Credit Facility accrues at LIBOR plus 0.425% and fluctuates in accordance with changes in the Company’s senior debt ratings.  As part of this U.S. Credit Facility, the Company has a competitive bid option whereby the Company may auction up to $750.0 million of its requested borrowings to the bank group.  This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread.  A facility fee of 0.15% per annum is payable quarterly in arrears.  As part of the U.S. Credit Facility, the Company has a $200.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Pounds Sterling, Japanese Yen or Euros.  Pursuant to the terms of the U.S. Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt, and (ii) minimum interest and fixed coverage ratios.  As of June 30, 2009, there was approximately $32.3 million outstanding under this credit facility.

Pursuant to the terms of the U.S. Credit Facility, the Company, among other things, is subject to maintenance of various covenants.  The Company is not in violation of these covenants.  The financial covenants for the U.S. Credit Facility are as follows:

Covenant	Must Be	As of 6/30/09
Total Indebtedness to Gross Asset Value(“GAV”)	<60%	47%
Total Priority Indebtedness to GAV	<35%	14%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	2.72x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	2.07x
Limitation of Investments, Loans and Advances	<30% of GAV	19% of GAV

For a full description of the US Credit Facility’s covenants refer to the Credit Agreement dated as of October 25, 2007 filed in the Company’s Current Report on Form 8-K dated October 25, 2007.

The Company also has a three-year CAD $250.0 million unsecured credit facility with a group of banks.  This facility bears interest at the CDOR Rate, as defined, plus 0.425%, subject to change in accordance with the Company’s senior debt and is scheduled to expire in March 2011, with an additional one-year extension option.  Proceeds from this facility are used for general corporate purposes, including the funding of Canadian denominated investments.  As of June 30, 2009, there was no outstanding balance under this credit facility.  The Canadian facility covenants are the same as the U.S. Credit Facility covenants described above.

During March 2008, the Company obtained a MXP 1.0 billion term loan, which bears interest at a fixed rate of 8.58% and is scheduled to mature in March 2013.  The Company utilized proceeds from this term loan to fully repay the outstanding balance of its MXP 500.0 million unsecured revolving credit facility, which was terminated by the Company.  Remaining proceeds from this term loan were used for funding MXP denominated investments.  As of June 30, 2009, the outstanding balance on this term loan was MXP 1.0 billion (approximately USD $75.7 million).  The Mexican term loan covenants are the same as the U.S. and Canadian Credit Facilities covenants described above.

The Company, pursuant to its shelf registration, may from time-to-time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company’s debt maturities.

The Company’s supplemental indenture governing its medium term notes and senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 6/30/09
Consolidated Indebtedness to Total Assets	<60%	45%
Consolidated Secured Indebtedness to Total Assets	<40%	12%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	3.0x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.3x

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

During the six months ended June 30, 2009, the Company repaid (i) its $130.0 million 6.875% senior notes, which matured on February 10, 2009 and (ii) its $20.0 million 7.56% Medium Term Note, which matured in May 2009.

Additionally during the six months June 30, 2009, the Company repurchased approximately $12.5 million in face value of its Medium Term Notes and approximately $4.6 million in face value of its Fixed Rate Bonds at an aggregate discounted purchase price of approximately $15.7 million.  These transactions resulted in an aggregate gain of approximately $1.4 million.

During April 2009, the Company filed a shelf registration statement on Form S-3ASR, which is effective for a term of three years, for the future unlimited offerings, from time-to-time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects.  As of June 30, 2009, the Company had over 370 unencumbered property interests in its portfolio.

During the six months ended June 30, 2009, the Company obtained 17 new non-recourse mortgages aggregating approximately $363.8 million, which bear interest at rates ranging from 5.95% to 8.00% and have maturities ranging from three years to 15 years.  The Company paid off approximately $154.7 million of individual non-recourse mortgage debt that encumbered seven operating properties.

As of June 30, 2009, total loan commitments on the Company’s 12 outstanding construction loans aggregated approximately $307.2 million of which approximately $236.7 million has been funded.  These loans have scheduled maturities ranging from two months to 36 months (excluding any extension options which may be available to the Company) and bear interest at rates ranging from 1.96% to 5.00% at June 30, 2009.  Approximately $102.8 million of the outstanding loan balance matures in 2009.  These maturing loans are anticipated to be repaid with operating cash flows, borrowings under the Company’s credit facilities and additional debt financings.  In addition, the Company may pursue or exercise existing extension options with lenders where available.

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

The Company had paid a dividend of $0.88 per common share during the six months ended June 30, 2009. On April 28, 2009, the Company declared a dividend of $0.06 per share that was paid on July 15, 2009 to common shareholders of record on July 6, 2009.  On July 30, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per common share payable to shareholders of record on October 6, 2009. This dividend will be paid on October 15, 2009.   As such, a common dividend in cash of $1.00 will be paid during 2009.  The Company expects to return to a ratable quarterly dividend with the announcement of the next dividend payable in January of 2010.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly.  Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.  Cash dividends paid for the six months ended June 30, 2009 and 2008 were $262.2 million and $226.6 million, respectively.

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

Global Market and Economic Conditions; Real Estate and Retail Shopping Sector

In the U.S., recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth.  For the six months ended June 30, 2009, continued concerns about the systemic impact of the availability and cost of credit, the U.S. mortgage market, inflation, energy costs, geopolitical issues and declining equity and real estate markets have contributed to increased market volatility and diminished expectations for the U.S. economy.  These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have contributed to volatility of unprecedented levels and has led to the unprecedented deterioration of the U.S. and international equity markets.

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

The retail shopping sector has been negatively affected by recent economic conditions, particularly in the Western United States (primarily California). These conditions may result in the Company’s tenants delaying lease commencements or declining to extend or renew leases upon expiration.   These conditions also have forced some weaker retailers, in some cases, to declare bankruptcy and/or close stores. Certain retailers have announced store closings even though they have not filed for bankruptcy protection. However, any of these particular store closings affecting the Company often represent a small percentage of the Company’s overall gross leasable area and the Company does not currently expect store closings to have a material adverse effect on the Company’s overall performance.

The decline in market conditions has also had a negative effect on real estate transactional activity as it relates to the acquisition and sale of real estate assets. The Company believes that the lack of real estate transactions will continue throughout the remainder of 2009, which will curtail the Company’s growth in the near term.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk and fluctuations in foreign currency exchange rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of June 30, 2009, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instruments’ actual cash flows are denominated in U.S. dollars, Canadian dollars, and Mexican pesos as indicated by geographic description ($ in USD equivalent in millions).

	2009	2010	2011	2012	2013	2014+	Total	Fair Value
U.S. Dollar Denominated
Secured Debt
Fixed Rate	$18.8	$16.7	$42.5	$97.9	$183.9	$651.0	$1,010.8	$1,020.1
Average Interest Rate	5.06%	8.47%	7.33%	6.45%	6.62%	6.65%	6.65%

Variable Rate	$104.7	$120.0	$62.4	$8.2	$ -	$ -	$295.3	$286.4
Average Interest Rate	2.26%	1.86%	4.61%	2.31%	-	-	2.59%

Unsecured Debt
Fixed Rate	$25.0	$72.0	$353.2	$215.9	$276.4	$1,245.9	$2,188.4	$1,969.9
Average Interest Rate	7.06%	5.56%	6.31%	6.00%	5.40%	5.48%	5.77%

Variable Rate	$3.0	$12.1	$252.3	$ -	$ -	$ -	$267.4	$263.2
Average Interest Rate	2.25%	5.50%	5.96%	-	-	-	5.90%

Canadian Dollar Denominated
Unsecured Debt
Fixed Rate	$ -	$129.0	$ -	$ -	$172.0	$ -	$301.0	$294.7
Average Interest Rate	-	4.45%	-	-	5.18%	-	4.87%

Mexican Pesos Denominated
Unsecured Debt
Fixed Rate	$ -	$ -	$ -	$ -	$75.7	$ -	$75.7	$67.7
Average Interest Rate	-	-	-	-	8.58%	-	8.58%

Based on the Company’s variable-rate debt balances, interest expense would have increased by approximately $2.8 million for the six months ended June 30, 2009 if short-term interest rates were 1% higher.

As of June 30, 2009, the Company had (i) Canadian investments totaling CAD $496.0 million (approximately USD $426.9 million) comprised of real estate joint venture investments and marketable securities, (ii) Mexican real estate investments of approximately MXP 8.0 billion (approximately USD $577.2 million), (iii) Chilean real estate investments of approximately 14.3 billion Chilean Pesos (approximately USD $24.4 million), (iv) Peruvian real estate investments of approximately 6.7 million Peruvian Nuevo Sol (approximately USD $2.2 million), (v) Brazilian real estate investments of approximately 47.5 million Brazilian Reals (“BRL”) (approximately USD $21.8 million) and (vi) Australian investments in marketable securities of approximately AUD 188.7 million (approximately USD $134.5 million).  The foreign currency exchange risk has been partially mitigated through the use of local currency denominated debt.

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  As of June 30, 2009, the Company has no other material exposure to market risk.

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

Defaults upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

1.  In connection with the Annual Meeting of Stockholders held on May 12, 2009 (the “Meeting”), stockholders were asked to (I) vote with respect to the election of Directors to serve for the ensuing year, all of whom were elected, (II) ratify the appointment of PricewaterhouseCoopers, LLP as the Company’s independent registered public accounting firm, which was approved.

Votes were cast regarding Proposal I and Proposal II as follows:

Proposal I - Election of Directors

			Against/
Nominees:	Votes	For	Withheld
Milton Cooper	242,452,007	230,651,139	11,800,868
Richard G. Dooley	242,452,007	199,419,262	43,032,745
Joe Grills	242,452,007	223,756,418	18,695,589
David B. Henry	242,452,007	236,480,632	5,971,375
F. Patrick Hughes	242,452,007	227,032,208	15,419,799
Frank Lourenso	242,452,007	223,444,617	19,007,390
Richard Saltzman	242,452,007	227,010,823	15,441,184
Philip E. Coviello	242,452,007	226,992,896	15,459,111

Proposal II - To ratify the appointment of PricewaterhouseCoopers, LLP as the Company's independent registered public accounting firm, which was approved.

Votes	For	Against	Abstain

242,452,007	240,912,851	1,376,417	162,739

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

KIMCO REALTY CORPORATION

August 6, 2009	/s/ Milton Cooper
(Date)	Milton Cooper
Chief Executive Officer

August 6, 2009	/s/ Michael V. Pappagallo
(Date)	Michael V. Pappagallo
Chief Financial Officer