Form 10-Q
period 2009-09-30
KIMCO REALTY CORP
filed 2009-11-04
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

376,724,704 shares outstanding as of October 22, 2009.

PART I

FINANCIAL INFORMATION

KIMCO REALTY CORPORATION AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

 (in thousands, except share information)

	September 30,	December 31,
	2009	2008
Assets:

Operating real estate, net of accumulated depreciation of $1,292,319 and $1,159,664, respectively	$5,825,326	$5,690,277
Investments and advances in real estate joint ventures	1,178,177	1,161,382
Real estate under development	759,964	968,975
Other real estate investments	553,799	566,324
Mortgages and other financing receivables	153,750	181,992
Cash and cash equivalents	140,757	136,177
Marketable securities	218,627	258,174
Accounts and notes receivable	106,840	97,702
Other assets	350,801	336,144
Total assets	$9,288,041	$9,397,147

Liabilities:
Notes payable	$2,854,958	$3,440,818
Mortgages payable	1,073,648	847,491
Construction loans payable	43,540	268,337
Dividends payable	34,425	131,097
Other liabilities	416,072	388,818
Total liabilities	4,422,643	5,076,561
Redeemable noncontrolling interests	101,328	115,853

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 3,232,000 shares
Class F Preferred Stock, $1.00 par value, authorized 700,000 shares, issued and outstanding 700,000 shares. Aggregate liquidation preference $175,000	700	700
Class G Preferred Stock, $1.00 par value, authorized 184,000 shares, issued and outstanding 184,000 shares. Aggregate liquidation preference $460,000	184	184
Common stock, $.01 par value, authorized 750,000,000, issued and outstanding 376,720,376 and 271,080,525 shares, respectively	3,767	2,711

Paid-in capital	4,946,357	4,217,806
Cumulative distributions in excess of net income	(314,208)	(58,162)
	4,636,800	4,163,239
Accumulated other comprehensive income	(98,711)	(179,541)
Total stockholders' equity	4,538,089	3,983,698
Noncontrolling interests	225,981	221,035
Total equity	4,764,070	4,204,733
Total liabilities and equity	$9,288,041	$9,397,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues from rental property	$191,886	$189,952	$575,065	$561,715
Rental property expenses:
Rent	(3,669)	(3,320)	(10,308)	(9,804)
Real estate taxes	(28,983)	(23,991)	(80,841)	(70,760)
Operating and maintenance	(25,572)	(26,798)	(80,799)	(77,635)
Impairment of property carrying values	-	-	(50,000)	-
Mortgage and other financing income	3,747	5,136	11,619	13,602
Management and other fee income	10,173	12,959	30,397	35,816
Depreciation and amortization	(55,596)	(53,013)	(168,006)	(152,903)
General and administrative expenses	(27,965)	(30,591)	(83,449)	(80,225)
Interest, dividends and other investment income	9,236	7,092	22,370	48,605
Other income/(expense), net	4,383	(1,643)	468	(1,869)
Interest expense	(54,551)	(52,775)	(152,023)	(160,335)
Income from continuing operations before income taxes, income from other real estate investments, equity in income of joint ventures, gain on sale of development properties and impairments	23,089	23,008	14,493	106,207
Benefit/(provision) for income taxes	1,148	(12,336)	3,483	(20,608)
Income from other real estate investments	9,249	24,032	26,973	77,443
Equity in income of joint ventures, net	8,946	78,469	3,317	138,016
Gain on sale of development properties, net of tax of $429, $1,863, $1,390 and $13,699, respectively	644	2,795	2,086	20,549
Impairments:
Real estate under development	-	-	(2,100)	-
Investments in other real estate investments	-	-	(40,602)	-
Marketable securities and other investments	-	(5,902)	(29,573)	(9,710)
Investments in real estate joint ventures	-	-	(26,896)	-
Income/(loss) from continuing operations	43,076	110,066	(48,819)	311,897
Discontinued operations:
Income/(loss) from discontinued operating properties	62	527	(22)	5,840
Loss on operating properties held for sale/sold, net of tax	-	-	(80)	-
Gain on disposition of operating properties, net of tax	18	8,809	421	9,531
Income from discontinued operations	80	9,336	319	15,371
Gain on transfer of operating properties	-	1,188	26	1,188
Loss on sale of operating properties	(111)	-	(111)	-
Gain on sale of operating properties, net of tax	600	-	2,155	587
Total net gain on transfer or sale of operating properties, net of tax	489	1,188	2,070	1,775
Net income/(loss)	43,645	120,590	(46,430)	329,043
Net income attributable to noncontrolling interests	(3,537)	(12,006)	(9,689)	(27,618)
Net income/(loss) attributable to the Company	40,108	108,584	(56,119)	301,425
Preferred stock dividends	(11,822)	(11,822)	(35,466)	(35,466)
Net income/(loss) available to the Company's common shareholders	$28,286	$96,762	$(91,585)	$265,959
Per common share:
Income/(loss) from continuing operations:
-Basic	$0.07	$0.34	$(0.27)	$0.99
-Diluted	$0.07	$0.34	$(0.27)	$0.98
Net income/(loss) :
-Basic	$0.07	$0.38	$(0.27)	$1.05
-Diluted	$0.07	$0.37	$(0.27)	$1.03
Weighted average shares:
-Basic	376,559	256,164	339,018	254,286
-Diluted	378,127	258,933	339,018	257,376
Amounts attributable to the Company's common shareholders:
Income/(loss) from continuing operations, net of tax	$28,206	$87,574	$(91,904)	$251,869
Income from discontinued operations	80	9,188	319	14,090
Net income/(loss)	$28,286	$96,762	$(91,585)	$265,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income /(loss)	$43,645	$120,590	$(46,430)	$329,043
Other comprehensive income:
Change in unrealized gain/(loss) on marketable securities	23,973	(38,848)	48,724	(70,763)
Change in unrealized gain/(loss) on interest rate swaps	162	376	44	(318)
Change in foreign currency translation adjustment	44,574	21,345	18,702	24,944

Other comprehensive income/(loss)	68,709	(17,127)	67,470	(46,137)

Comprehensive income	112,354	103,463	21,040	282,906

Comprehensive loss/(income) attributable to noncontrolling interests	1,261	(13,358)	3,672	(29,131)

Comprehensive income attributable to the Company	$113,615	$90,105	$24,712	$253,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

(in thousands)

	Retained Earnings/ (Cumulative Distributions in Excess of Net Income)	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Total Stockholders' Equity	Noncontrolling Interest	Total Equity	Comprehensive Income
Balance, January 1, 2008	$180,005	$33,299	$884	$2,528	$3,677,509	$3,894,225	$274,916	$4,169,141
Contributions from noncontrolling interests	-	-	-	-	-	-	89,629	89,629
Comprehensive income:
Net income	301,425	-	-	-	-	301,425	27,618	329,043	$329,043
Other comprehensive income, net of tax:
Change in unrealized loss on marketable securities	-	(70,763)	-	-	-	(70,763)	-	(70,763)	(70,763)
Change in unrealized loss on interest rate swaps	-	(318)	-	-	-	(318)	-	(318)	(318)
Change in foreign currency translation adjustment	-	23,431	-	-	-	23,431	1,513	24,944	24,944
Comprehensive income									$282,906
Redeemable noncontrolling interest	-	-	-	-	-	-	(7,430)	(7,430)
Dividends ($1.24 per common share; $1.2468 per Class F Depositary Share, and $1.4532 per Class G Depositary Share, respectively)	(356,972)	-	-	-	-	(356,972)	-	(356,972)
Distributions to noncontrolling interests	-	-	-	-	-	-	(17,938)	(17,938)
Issuance of units							796	796
Issuance of common stock				115	409,250	409,365	-	409,365
Exercise of common stock options	-	-	-	19	43,478	43,497	-	43,497
Amortization of stock option expense	-	-	-	-	9,552	9,552	-	9,552
Balance, September 30, 2008	$124,458	$(14,351)	$884	$2,662	$4,139,789	$4,253,442	$369,104	$4,622,546
Balance, January 1, 2009	$(58,162)	$(179,541)	$884	$2,711	$4,217,806	$3,983,698	$221,035	$4,204,733
Contributions from noncontrolling interests	-	-	-	-	-	-	19,737	19,737
Comprehensive income:
Net (loss)/income	(56,119)	-	-	-	-	(56,119)	9,689	(46,430)	$(46,430)
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	48,724	-	-	-	48,724	-	48,724	48,724
Change in unrealized gain on interest rate swaps	-	44	-	-	-	44	-	44	44
Change in foreign currency translation adjustment	-	32,062	-	-	-	32,062	(13,360)	18,702	18,702
Comprehensive income									$21,040
Redeemable noncontrolling interest	-	-	-	-	-	-	(4,772)	(4,772)
Dividends ($0.56 per common share; $1.2468 per Class F Depositary Share, and $1.4532 per Class G Depositary Share, respectively)	(199,927)	-	-	-	-	(199,927)	-	(199,927)
Distributions to noncontrolling interests	-	-	-	-	-	-	(6,128)	(6,128)
Issuance of units	-	-	-	-	-	-	126	126
Unit redemptions	-	-	-	-	-	-	(346)	(346)
Issuance of common stock	-	-	-	1,052	716,208	717,260	-	717,260
Exercise of common stock options	-	-	-	4	4,495	4,499	-	4,499
Amortization of stock option expense	-	-	-	-	7,848	7,848	-	7,848
Balance, September 30, 2009	$(314,208)	$(98,711)	$884	$3,767	$4,946,357	$4,538,089	$225,981	$4,764,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flow from operating activities:
Net (loss) income	$(46,430)	$329,043
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	168,053	153,603
Loss on operating properties held for sale/sold/transferred	224	-
Impairment charges	149,171	9,710
Gain on sale of development properties	(3,476)	(34,248)
Gain on sale/transfer of operating properties	(2,870)	(11,306)
Equity in loss/income of joint ventures, net	(3,317)	(138,016)
Income from other real estate investments	(13,223)	(71,209)
Distributions from joint ventures	90,265	208,044
Cash retained from excess tax benefits	-	(1,928)
Change in accounts and notes receivable	(9,129)	(16,710)
Change in accounts payable and accrued expenses	37,387	45,513
Change in other operating assets and liabilities	(44,707)	6,807
Net cash flow provided by operating activities	321,948	479,303
Cash flow from investing activities:
Acquisition of and improvements to operating real estate	(78,073)	(202,807)
Acquisition of and improvements to real estate under development	(116,358)	(311,065)
Investment in marketable securities	-	(263,947)
Proceeds from sale of marketable securities	70,585	52,212
Proceeds from transferred operating/development properties	-	32,400
Investments and advances to real estate joint ventures	(92,186)	(131,436)
Reimbursements of advances to real estate joint ventures	79,985	85,815
Other real estate investments	(7,051)	(57,860)
Reimbursements of advances to other real estate investments	9,177	65,256
Investment in mortgage loans receivable	(4,547)	(68,525)
Collection of mortgage loans receivable	36,592	37,914
Other investments	(3,900)	(19,466)
Reimbursements of other investments	4,935	17,189
Proceeds from sale of operating properties	26,820	74,185
Proceeds from sale of development properties	19,059	47,811
Net cash flow used for investing activities	(54,962)	(642,324)
Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(167,838)	(61,004)
Principal payments on rental property debt	(12,178)	(10,763)
Principal payments on construction loan financings	(255,386)	(23,473)
Proceeds from mortgage/construction loan financings	403,815	66,438
Borrowings under unsecured revolving credit facilities	211,858	536,443
Repayment of borrowings under unsecured revolving credit facilities	(927,647)	(272,886)
Proceeds from issuance of unsecured term loan/notes	520,000	-
Repayment of unsecured term loan/notes	(428,701)	(125,000)
Financing origination costs	(12,947)	(2,848)
Redemption of noncontrolling interests	(15,320)	(14,020)
Dividends paid	(296,599)	(340,060)
Cash retained from excess tax benefits	-	1,928
Proceeds from issuance of stock	718,537	444,858
Net cash flow (used for) provided by financing activities	(262,406)	199,613
Change in cash and cash equivalents	4,580	36,592
Cash and cash equivalents, beginning of period	136,177	87,499
Cash and cash equivalents, end of period	$140,757	$124,091
Interest paid during the period (net of capitalized interest of $16,628, and $22,343, respectively)	$131,234	$141,675
Income taxes paid during the period	$4,265	$10,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

1.    Interim Financial Statements

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation (the “Company”), its subsidiaries, all of which are wholly-owned, and all entities in which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) or meets certain criteria of a sole general partner or managing member in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Certification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation.  The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's 2008 Annual Report on Form 10-K.

Subsequent Events -

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through November 4, 2009, the day the financial statements were issued (see Note 19).

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

Upon acquisition of real estate operating properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building, building improvements and tenant improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships), assumed debt and redeemable units issued at the date of acquisition, based on evaluation of information and estimates available at that date. Based on these estimates, the Company allocates the estimated fair value to the applicable assets and liabilities. Fair value is determined based on an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  If, up to one year from the acquisition date, information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation on a retrospective basis.  The Company expenses transaction costs associated with business combinations in the period incurred.

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

Noncontrolling Interests -

Noncontrolling interests represent the portion of equity that the Company does not own in those entities it consolidates. Noncontrolling interests also includes partnership units issued by consolidated subsidiaries of the Company in connection with certain property acquisitions.  These units have a stated redemption value (classified as mezzanine equity) or a redemption amount based upon the Adjusted Current Trading Price, as defined, of the Company’s common stock ("Common Stock") and provide the unit holders various rates of return during the holding period.  The unit holders generally have the right to redeem their units for cash at any time after one year from issuance.  The Company typically has the option to settle redemption amounts in cash or Common Stock for the issuance of convertible units.  The Company evaluates the terms of the partnership units issued and determines if the units are mandatorily redeemable in accordance with the Distinguishing Liabilities from Equity guidance of the FASB ASC.

The Company accounts and reports for noncontrolling interests in accordance with the Consolidation guidance issued by the FASB.  The Company identifies its noncontrolling interests separately within the equity section on the Company’s Condensed Consolidated Balance Sheets.  Redeemable units are classified as Redeemable noncontrolling interests and presented between Total liabilities and Stockholder’s equity on the Company’s Condensed Consolidated Balance Sheets.  The amounts of consolidated net income attributable to the Company and to the noncontrolling interests are presented on the Company’s Condensed Consolidated Statements of Operations.  When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is initially measured at fair value.  Any gain or loss on the deconsolidation of a subsidiary is measured using the fair value of the noncontrolling equity investment rather than the carrying amount of that retained investment.

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the nine months ended September 30, 2009 and September 30, 2008 (amounts in thousands):

	2009	2008
Balance at January 1,	$115,853	$173,592
Unit redemptions	(13,889)	(6,541)
Fair market value amortization	(537)	(896)
Other	(99)	(69)
Balance at September 30,	$101,328	$166,086

Earnings/(Loss) Per Share -

The following table sets forth the reconciliation of earnings/(loss) and the weighted average number of shares used in the calculation of basic and diluted earnings/(loss) per share (amounts presented in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Computation of Basic Earnings/(Loss) Per Share:

Income/(loss) from continuing operations	$43,076	$110,066	$(48,819)	$311,897
Total net gain on transfer or sale of operating properties, net of tax	489	1,188	2,070	1,775
Net income attributable to noncontrolling interests	(3,537)	(12,006)	(9,689)	(27,618)
Discontinued operations attributable to noncontrolling interests	-	148	-	1,281
Preferred stock dividends	(11,822)	(11,822)	(35,466)	(35,466)
Income/(loss) from continuing operations available to common shareholders	28,206	87,574	(91,904)	251,869
Income from discontinued operations attributable to the Company	80	9,188	319	14,090
Net income/(loss) attributable to the Company’s common shareholders	$28,286	$96,762	$(91,585)	$265,959

Weighted average common shares Outstanding	376,559	256,164	339,018	254,286

Basic Earnings/(Loss) Per Share attributable to the Company:

Income/(loss) from continuing operations	$0.07	$0.34	$(0.27)	$0.99
Income from discontinued operations	-	0.04	-	0.06
Net income/(loss)	$0.07	$0.38	$(0.27)	$1.05

Computation of Diluted Earnings/(Loss) Per Share:

Income/(loss) from continuing operations available to common shareholders	$28,206	$87,574	$(91,904)	$251,869
Income from discontinued operations attributable to the Company	80	9,188	319	14,090
Net Income/(loss) attributable to the Company’s common shareholders	$28,286	$96,762	$(91,585)	$265,959

Weighted average common shares outstanding – basic	376,559	256,164	339,018	254,286
Effect of dilutive securities: Stock options	86	2,748	-	3,069
Assumed conversion of convertible units (a)	1,482	21	-	21
Shares for diluted earnings per common share	378,127	258,933	339,018	257,376

Diluted Earnings/(Loss) Per Share attributable to the Company:

Income/(loss) from continuing operations	$0.07	$0.34	$(0.27)	$0.98
Income from discontinued operations	-	0.03	-	0.05
Net income/(loss)	$0.07	$0.37	$(0.27)	$1.03

(a)   For three and nine months ended September 30, 2009 and 2008, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income/(loss) from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings/(loss) per share calculations.

There were approximately 17,635,217 and 8,056,555 stock options that were anti-dilutive at September 30, 2009 and 2008, respectively.

New Accounting Pronouncements -

In June 2009, the FASB issued guidance which established the FASB ASC as the source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date of this Statement, the Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. The Company adopted the guidance within GAAP during the third quarter of 2009 and as such has appropriately adjusted references to authoritative accounting literature appearing in this quarterly report on Form 10-Q.

In December 2007, the FASB issued additional Business Combinations guidance. The objective of this guidance is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this guidance establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination and (iv) requires expensing of transaction costs associated with a business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008.  The impact the adoption of the additional guidance will have on the Company’s financial position and results of operations will be dependent upon the volume of business combinations entered into by the Company.  As of September 30, 2009 the adoption of this guidance has not had a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued additional Business Combinations guidance, which amended and clarified the previous guidance to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This additional guidance has been applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact the adoption of the additional guidance will have on the Company’s financial position and results of operations will be dependent upon the volume of business combinations entered into by the Company.  As of September 30, 2009 the adoption of this guidance has not had a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued further Consolidations guidance, which establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The objective of the guidance is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This guidance was effective for fiscal years beginning on or after December 15, 2008.  As required, the Company has retrospectively applied the presentation to its prior year balances in its Condensed Consolidated Financial Statements.   The adoption of the guidance mentioned above did not have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued Derivatives and Hedging guidance, which amends and expands the previous disclosure requirements to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This guidance is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008, with early application encouraged.  This guidance also encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The adoption of this guidance did not have a material impact on the Company’s disclosures.

In April 2008, the FASB issued additional Intangibles-Goodwill and Other guidance, which amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The addition to the guidance is intended to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure the fair value of the asset. This additional guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in this guidance shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was not permitted. The adoption did not have a material impact on the Company’s financial position or results of operations.

In June 2008, the FASB issued additional Earnings Per Share guidance, which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method  This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008. All prior-period earnings per share data presented are to be adjusted retrospectively. The Company’s adoption of the guidance did not have a material impact on the Company’s financial position or results of operations.

In November 2008, the FASB issued Investments-Equity Method and Joint Ventures guidance that clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This guidance applies to all investments accounted for under the equity method. It was effective for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of the guidance did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued Fair Value Measurements and Disclosures guidance that provides additional direction for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance also includes information on identifying circumstances that indicate a transaction is not orderly.  Additionally, this guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This guidance was effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued Investments-Debt and Equity Securities guidance, which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The guidance shall be effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued Financial Instruments guidance, which amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also requires those disclosures in summarized financial information at interim reporting periods.  This guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s disclosures.

In May 2009, the FASB issued Subsequent Events guidance, which provides further direction to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This guidance was effective for interim and annual reporting periods ending after June 15, 2009.  The Company’s adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued Transfers and Servicing guidance, which amends the previous derecognition guidance and eliminates the exemption from consolidation for qualifying special-purpose entities. This guidance is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. This guidance will be effective for the Company beginning in fiscal 2010. The Company is currently assessing the potential impact the adoption of this guidance will have on the Company’s financial position or results of operations.

In June 2009, the FASB issued Consolidation guidance, which amends the previous consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis previously required. This guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited. It will be effective for the Company beginning in fiscal 2010. The Company is currently assessing the potential impact the adoption of this guidance will have on the Company’s financial position and results of operations.

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

During the first half of 2009, economic conditions had continued to experience volatility resulting in further declines in equity and real estate markets. Increases in capitalization rates, discount rates, vacancies and the deterioration of real estate fundamentals, impacting net operating income and leasing contributed to further declines in real estate markets in general.

As a result of the volatility and declining market conditions described above, as well as the Company’s strategy in relation to certain of its non-retail assets, the Company recognized non-cash impairment charges during June 2009, aggregating approximately $176.5 million.  Details of these non-cash impairment charges are as follows (in thousands):

Impairment of property carrying values	$50,000
Impairments included in Equity in income of joint ventures, net	27,316
Real estate under development	2,100
Investments in other real estate investments	40,602
Marketable securities and other investments	29,573
Investments in real estate joint ventures	26,896
Total impairment charges	$176,487

Additionally, during the third quarter 2009, various joint ventures recognized non-cash impairment charges aggregating approximately $13.4 million relating to 13 operating properties. The Company’s share of these charges were approximately $2.0 million and are included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Operations.

During the nine months ended September 30, 2008, the Company recognized a non-cash impairment charge of $9.7 million due to the decline in value of certain marketable equity security investments that were deemed to be other-than-temporary.

The Company will continue to assess declines in value of its assets on an on-going basis.  Based on these assessments, the Company may determine that one or more of its assets may be impaired due to a decline in value and would therefore write-down its cost basis accordingly (see Notes 3, 5, 6, 7, 8, 9 and 12).

3.    Operating Property Activities

Acquisitions -

During the nine months ended September 30, 2009, the Company acquired the remaining ownership interest in an operating property located in Novato, CA from a joint venture in which the Company held a 10% noncontrolling interest for a sales price of approximately $23.6 million, including the assumption of a $13.5 million non-recourse mortgage.  The Company evaluated this transaction pursuant to the guidance relating to the FASB’s Consolidation guidance and as such recorded a gain of $0.3 million from the fair value adjustment associated with its original 10% ownership.

The aggregate purchase price of this property has been allocated to the tangible and intangible assets and liabilities of the property at the date of acquisition, based on evaluation of information and estimates available at such date.  As final information regarding the fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation.  The allocations are finalized no later than twelve months from the acquisition date.  The total aggregate purchase price was allocated as follows (in thousands):

Land	$7,028
Buildings	10,073
Above Market Rents	398
Below Market Rents	(1,499)
In-Place Leases	1,124
Other Intangibles	445
Building Improvements	4,685
Tenant Improvements	1,171
Mortgage Fair Value Adjustment	119
$23,544

Additionally, during the nine months ended September 30, 2009, the Company acquired a land parcel located in Rio Clara, Brazil through a newly formed joint venture in which the Company has a 70% controlling ownership interest for a purchase price of 3.3 million Brazilian Reals (approximately USD $1.5 million).  This parcel will be developed into a 48,000 square foot retail shopping center.  Due to future commitments from the partners to fund construction costs throughout the construction period the Company has determined that this joint venture is a VIE and that the Company is the primary beneficiary. As such, the Company has consolidated this entity for accounting and reporting purposes.

Dispositions -

During the nine months ended September 30, 2009, the Company disposed of, in separate transactions, portions of five operating properties for an aggregate sales price of approximately $20.2 million. The Company provided seller financing for two of these transactions aggregating approximately $1.4 million, which bear interest at 9% per annum and are scheduled to mature in January and March 2012.  The Company evaluated these transactions pursuant to the FASB’s Property, Plant and Equipment guidance.  These five transactions resulted in the Company’s recognition of an aggregate net gain of approximately $2.4 million, net of income tax of $0.2 million.

Additionally, during the nine months ended September 30, 2009, a consolidated joint venture in which the Company has a preferred equity investment disposed of a portion of a property for a sales price of approximately $1.1 million. As a result of this capital transaction, the Company received approximately $0.1 million of profit participation.  This profit participation has been recorded as Income from other real estate investments in the Company’s Condensed Consolidated Statements of Operations.

Also during the nine months ended September 30, 2009, a consolidated joint venture in which the Company has a controlling interest disposed of a parcel of land for approximately $4.8 million and recognized a gain of approximately $4.4 million, before income taxes and noncontrolling interest.  This gain has been recorded as Other income/(expense), net in the Company’s Condensed Consolidated Statements of Operations.

Consolidations –

During the nine months ended September 30, 2009, the Company provided a capital contribution to one of its joint venture investments and entered into an amendment to the LLC agreement of another joint venture investment.  These events were both considered reconsideration events under FASB’s Consolidation guidance.  Such reconsideration determined that these two joint ventures were now VIE’s and that the Company is the primary beneficiary of each joint venture.  As such, the Company has consolidated these entities for accounting and reporting purposes.  Both of these entities have been established to own and operate real estate property. These entities were deemed VIE’s primarily  based on the fact that the voting rights of the equity investors is not proportional to their obligation to absorb expected losses or receive the expected residual returns of the entity and substantially all of the entity's activities are conducted on behalf of the investor which has disproportionately fewer voting rights. The Company determined that it was the primary beneficiary of these VIE’s as a result of its economic ownership percentage which provides that the Company would absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both.

The Company consolidated these entities in accordance with the FASB’s Consolidation guidance, recognizing no gain or loss on consolidation as each entity’s carrying value approximated fair value.  The total assets of these VIE’s were approximately $31.4 million and total liabilities were approximately $30.7 million, including $21.4 million of non-recourse mortgage debt encumbering one of the properties.  The classification of these assets is primarily within Operating real estate and the classifications of liabilities are primarily within Mortgages payable in the Company’s Condensed Consolidated Balance Sheets.

Impairments –

During June 2009, as part of the Company’s ongoing impairment assessment, the Company determined that there were certain redevelopment mixed-use properties with estimated recoverable values that would not exceed their estimated costs.  This was primarily due to further declines in real estate fundamentals along with adverse changes in local market conditions and the uncertainty of their recovery.  As a result, the Company recorded an aggregate impairment of property carrying values of approximately $50.0 million, representing the excess of the carrying values of 10 properties, primarily located in Philadelphia, Chicago, New York and Boston, over their estimated fair values.  The Company’s estimated fair values were based upon projected operating cash flows (discounted and without interest charges) of the property over its specified holding period. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  Capitalization rates and discount rates utilized in these models were based upon rates that the Company believes to be within a reasonable range of current market rates for the respective properties.

4.    Discontinued Operations

The Company reports as discontinued operations, properties held-for-sale and operating properties sold in the current period.  The results of these discontinued operations are included in a separate component of income on the Condensed Consolidated Statements of Operations under the caption Discontinued operations.  This reporting has resulted in certain reclassifications of 2008 financial statement amounts.

The components of income and expense relating to discontinued operations for the three and nine months ended September 30, 2009 and 2008 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2009 and 2008 and the operations for the applicable period for those assets classified as held-for-sale as of September 30, 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Discontinued operations:
Revenues from rental property	$18	$1,219	$45	$5,362
Rental property expenses	32	(290)	(36)	(1,090)
Depreciation and amortization	-	(406)	(47)	(1,913)
Interest expense	-	6	-	(116)
(Loss)/income from other real estate investments	-	-	(9)	3,451
Other income/(expense), net	12	(2)	25	146
Income/(loss) from discontinued operating Properties	62	527	(22)	5,840
Provision for income taxes	-	-	(235)	-
Loss on operating properties held for sale/sold	-	-	(112)	-
Gain on disposition of operating Properties	18	8,809	688	9,531
Income from discontinued operating Properties	80	9,336	319	15,371
Net income attributable to noncontrolling interests	-	(148)	-	(1,281)
Income from discontinued operations attributable to the Company	$80	$9,188	$319	$14,090

5.    Ground-Up Development

The Company is engaged in ground-up development projects which consist of (i) merchant building through the Company’s wholly-owned taxable REIT subsidiaries, which develop neighborhood and community shopping centers and the subsequent sale after completion, (ii) U.S. ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Latin America for long-term investment.  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of September 30, 2009, the Company had a total of 28 ground-up development projects, consisting of (i) five merchant building projects, (ii) one U.S. ground-up development project, (iii) 15 ground-up development projects located throughout Mexico, (iv) three ground-up development projects located in Chile, (v) three ground-up development projects located in Brazil and (vi) one ground-up development project located in Peru.

Merchant Building -

During the nine months ended September 30, 2009, the Company sold, in separate transactions, six out-parcels, two land parcels and one ground lease for aggregate proceeds of approximately $15.9 million.  These transactions for the nine months ended September 30, 2009, resulted in gains on sale of development properties of approximately $2.1 million, net of income taxes of $1.4 million.

During the nine months ended September 30, 2009 the Company fully repaid nine construction loans aggregating approximately $212.2 million.  As of September 30, 2009, total loan commitments on the Company’s four remaining construction loans aggregated approximately $67.7 million of which approximately $43.5 million has been funded.  These loans have scheduled maturities ranging from 14 months to 59 months (excluding any extension options which may be available to the Company) and bear interest at rates ranging from 2.15% to 4.50% at September 30, 2009.

Impairments –

During June 2009, as part of the Company’s ongoing assessment of its merchant building projects, the Company determined that there was one project with an estimated recoverable value that will not exceed its estimated cost.  This was primarily due to further declines in real estate fundamentals along with adverse changes in local market conditions and the uncertainty of their recovery.  As a result, the Company recorded an impairment of approximately $2.1 million, representing the excess of the carrying value of the project over its estimate fair value.  The Company’s estimated fair value was based upon projected operating cash flows (discounted and without interest charges) of the property over its specified holding period.  Such cash flow projection considered factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  Capitalization rates and discount rates utilized in the model were based upon rates that the Company believes to be within a reasonable range of current market rates for the project.

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

During August 2008, KimPru entered into a $650.0 million credit facility, which bears interest at a rate of LIBOR plus 1.25% and was initially scheduled to mature in August 2009.  This facility included an option to extend the maturity date for one year, subject to certain requirements including a reduction of the outstanding balance to $485.0 million.  During August 2009, KimPru exercised the one-year extension option and made an additional payment to reduce the balance to $485.0 million; as such the credit facility is scheduled to mature in August 2010.  Proceeds from this credit facility were used to repay the outstanding balance of $658.7 million under the $1.2 billion credit facility, referred to above, which was scheduled to mature in October 2008 and bore interest at a rate of LIBOR plus 0.45%.   This facility is guaranteed by the Company with a guarantee from PREI to the Company for 85% of any guaranty payment the Company is obligated to make.  As of September 30, 2009, the outstanding balance on the credit facility was $467.5 million.

During the nine months ended September 30, 2009 KimPru sold eight operating properties and its interest in an unconsolidated joint venture, in separate transactions, for an aggregate sales price of approximately $70.0 million.  These sales resulted in an aggregate net loss of approximately $2.6 million.  Proceeds from these property sales were used to repay a portion of the outstanding balance on the $650.0 million credit facility.

During March 2009, KimPru repaid a non-recourse mortgage with a balance of approximately $12.1 million which bore interest at a rate of 4.92% and matured in April 2009.

In addition, during the nine months ended September 30, 2009, KimPru refinanced an aggregate $46.5 million in mortgage debt, which bore interest at a rate of 7.10% and matured during 2009, with $48.0 million in mortgage debt which bears interest at a rate of 7.875% and is scheduled to mature in 2016.

During June 2009, the Company recognized non-cash impairment charges of $11.7 million, against the carrying value of its investment in KimPru, reflecting an other-than-temporary decline in the fair value of its investment resulting from a further decline in the real estate markets.

In addition to the impairment charges above, KimPru recognized impairment charges during June 2009 of approximately $175.3 million relating to certain properties held by an unconsolidated joint venture within the KimPru joint venture based on estimated sales prices.  The Company’s share of these impairment charges were approximately $26.3 million which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Operations.  During September 2009, KimPru recognized additional impairment charges of approximately $6.5 million relating to certain properties within the KimPru portfolio.  The Company’s share of these impairment charges were approximately $1.0 million which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Operations.

As of September 30, 2009, the KimPru portfolio was comprised of 113 shopping center properties aggregating approximately 18.4 million square feet of GLA located in 12 states.

During June 2009, the Company recognized a non-cash impairment charge of $4.0 million, against the carrying value of its investment in a separate joint venture that is held with PREI, in which the Company holds a 15% noncontrolling interest (“KimPru II”).  This impairment reflects an other-than-temporary decline in the fair value of its investment resulting from a further decline in the real estate markets.

In addition to the impairment charges above, during September 2009, KimPru II recognized an impairment charge relating to a property of approximately $4.3 million based on an estimated sales price.  The Company’s share of this impairment charge was approximately $0.4 million which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Operations.  This operating property was subsequently sold during September 2009 for a sales price of approximately $11.0 million, which resulted in no gain or loss.

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

During the nine months ended September 30, 2009, KIR repaid three maturing non-recourse mortgages aggregating approximately $40.3 million, which bore interest at 7.57%. KIR also obtained four new non-recourse mortgages on four previously unencumbered properties aggregating approximately $31.9 million bearing interest at rates ranging from 6.3% to 7.2% with maturity dates ranging from 2012 to 2019.

In addition, during the nine months ended September 30, 2009, KIR refinanced approximately $27.2 million of mortgage debt which bore interest at a rate of 8.3% and matured during 2009, with new mortgage debt of approximately $27.5 million which bears interest at 7.25% and is scheduled to mature in 2014.

As of September 30, 2009, the KIR portfolio was comprised of 62 operating properties aggregating 13.1 million square feet of GLA located in 18 states.

PL Retail -

PL Retail, a joint venture investment in which the Company holds a 15% noncontrolling interest had a $39.5 million unsecured revolving credit facility, which bore interest at LIBOR plus 0.45% and was scheduled to mature in February 2008. During 2008, this facility was extended to February 2009 at a rate of LIBOR plus 0.50%. This facility is guaranteed by the Company and the joint venture partner has guaranteed reimbursement to the Company of 85% of any guaranty payment the Company is obligated to make.  During the nine months ended September 30, 2009, the joint venture made a principal payment of $15.6 million and obtained a one-year extension at a rate of LIBOR plus 400 basis points, with a LIBOR floor of 1.5%, for the remaining balance of $20.0 million.  During October 2009, PL Retail made an additional principal payment of $10.0 million.  The remaining $10.0 million balance is due in February 2010.

In addition, PL Retail refinanced an aggregate $118.6 million in mortgage debt, which bore interest at rates ranging from 8.18% to 10.18% and matured during 2009, with $131.5 million in mortgage debt which bears interest at rates ranging from LIBOR plus 400 basis points to 7.70% and maturity dates ranging from 2014 to 2016.

During September 2009, PL Retail recognized a non-cash impairment charge of approximately $2.6 million relating to a property held-for-sale based on its estimated sales price.  The Company’s share of this impairment charge was approximately $0.4 million which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Operations.

Other Real Estate Joint Ventures -

During the nine months ended September 30, 2009, the Company acquired a land parcel located in San Luis Potosi, Mexico, through a joint venture in which the Company has a noncontrolling interest, for an aggregate purchase price of approximately $0.8 million.  The Company accounts for its investment in this joint venture under the equity method of accounting.  The Company’s aggregate investment resulting from this transaction was approximately $0.4 million.

During the nine months ended September 30, 2009, a joint venture in which the Company held a 10% noncontrolling interest sold an operating property to the Company for a sales price of approximately $23.6 million, including the assumption of a $13.5 million non-recourse mortgage.  This sale resulted in a gain of approximately $3.4 million at the joint venture level of which the Company’s share of the gain was approximately $0.3 million.  As a result of this transaction, the Company has deferred its share of the gain related to its retained ownership interest in the property.

During the nine months ended September 30, 2009, joint ventures in which the Company has noncontrolling interests obtained new mortgage debt aggregating $72.6 million which bears interest at rates ranging from 4.50% to 7.85% and are scheduled to mature in 2012 and 2014.  Proceeds from these mortgages and an additional $15.0 million capital contribution from the partners were used to repay an aggregate $87.6 million in mortgage debt, which were scheduled to mature in 2009 and bore interest at rates ranging from 2.1% to 6.6%.

During the nine months ended September 30, 2009, a joint venture in which the Company has a 30% noncontrolling interest obtained a new three-year non-recourse mortgage loan on a previously unencumbered property of approximately $59.0 million which bears interest at a rate of LIBOR plus 350 basis points.

During June 2009, the Company recognized non-cash impairment charges of approximately $12.2 million, against the carrying value of its investments in six joint ventures, reflecting an other-than-temporary decline in the fair value of these investments resulting from a further decline in the real estate markets.

The Company’s estimated fair values relating to the impairment assessments above were based upon discounted cash flow models that include all estimated cash inflows and outflows over a specified holding period and where applicable, any estimated debt premiums.  Capitalization rates, discount rates and credit spreads utilized in these models were based upon rates that the Company believes to be within a reasonable range of current market rates for the respective properties.

The Company’s maximum exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments.  Generally such investments contain operating properties and the Company has determined these entities do not contain the characteristics of a VIE.  As of September 30, 2009, the Company’s carrying value in these investments approximated $1.2 billion.

7.    Other Real Estate Investments

Preferred Equity Capital -

The Company maintains a preferred equity program, which provides capital to developers and owners of real estate.  During the nine months ended September 30, 2009, the Company provided an aggregate of approximately $0.4 million in investment capital to an owner of a real estate property.  As of September 30, 2009, the Company’s net investment under the Preferred Equity program was approximately $521.7 million relating to 626 properties, including 402 net leased properties.  During the nine months ended September 30, 2009, the Company earned approximately $22.2 million from its preferred equity investments, including $0.8 million in profit participation earned from two capital transactions.  During the nine months ended September 30, 2008, the Company earned approximately $58.9 million from its preferred equity investments, including $24.4 million in profit participation earned from eight capital transactions.

During June 2009, the Company recognized non-cash impairment charges of $40.6 million, against the carrying value of 16 preferred equity investments, which hold 28 properties, reflecting an other-than-temporary decline in the fair value of its investment resulting from a further decline in the real estate markets.

The Company’s estimated fair values relating to the impairment assessments above were based upon discounted cash flow models that include all estimated cash inflows and outflows over a specified holding period and where applicable, any estimated debt premiums.  Capitalization rates, discount rates and credit spreads utilized in these models were based upon rates that the Company believes to be within a reasonable range of current market rates for the respective properties.

8.    Mortgages and Other Financing Receivables

During March 2009, the Company committed approximately $6.0 million as its share of a $20.0 million one-year Debtor-in-Possession (“DIP”) facility to an auto parts supplier.  The DIP facility bears interest at LIBOR plus 11% with a floor of 15% per annum and is collateralized by all assets of the borrower.  As of September 30, 2009, there was no outstanding balance on this facility.

During the nine months ended September 30, 2009, the Company sold a portion of its participation in two mortgage receivables, at par, aggregating approximately $6.8 million to an unaffiliated third party.   No gain or loss was recognized in connection with these transactions.

During June 2009, the Company recognized a non-cash impairment charge of $3.5 million, against the carrying value of a mortgage receivable that was in default.  The Company began foreclosure proceedings on the underlying property and anticipates this process to be completed in the fourth quarter 2009.  This impairment charge reflects the decrease in the estimated fair value, based on the estimated sales price, of the collateral.

9.    Marketable Securities and Other Investments

During the nine months ended September 30, 2009, the Company received approximately $70.0 million in proceeds from the sale of certain marketable securities.  The Company recognized gross realizable gains of approximately $3.9 million and gross realizable losses of approximately $3.3 million from sales of marketable securities during the nine months ended September 30, 2009.

At September 30, 2009, the Company’s investment in marketable securities was approximately $218.6 million which includes an aggregate unrealized gain of approximately $11.4 million relating to marketable equity security investments and an unrealized loss of approximately $23.1 million, which includes approximately $4.0 million in an unrealized loss due to foreign currency fluctuations, related to its investment in Valad Property Group convertible notes.

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

For marketable debt securities, the Company assesses current interest payments and the probability of the issuer’s ability to pay all amounts due under contractual terms. Additionally, in accordance with the FASB’s Investments-Debt and Equity Securities guidance, the Company assesses whether it has the intent to sell the debt security, whether it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery (for example, if its cash or working capital requirements or contractual or regulatory obligations indicate that the debt security will be required to be sold before the Company forecasted recovery occurs) and whether it does not expect to recover the security’s entire amortized cost basis even if the entity does not intend to sell.

During June 2009, the Company recorded non-cash impairment charges of approximately $26.1 million due to the decline in value of certain marketable securities and other investments that were deemed to be other-than-temporary. Market value for the equity securities represents the closing price of each security as it appears on their respective stock exchange at the end of the period.

At September 30, 2009, marketable equity securities with unrealized loss positions for (i) less than twelve months had an aggregate unrealized loss of approximately $0.4 million and (ii) more than twelve months had an aggregate unrealized loss of less than $0.1 million.

The Company will continue to assess declines in value of its marketable securities on an on going basis.  Based on these assessments, the Company may determine that a decline in value for one or more of its investments may be other-than-temporary and would therefore write-down its cost basis accordingly.

10.    Notes Payable

During September 2009, the Company issued $300.0 million of 10-year Senior Unsecured Notes at an interest rate of 6.875% payable semi-annually in arrears.  These notes were sold at 99.84% of par value.  Net proceeds from the issuance were approximately $297.3 million, after related transaction costs of approximately $0.3 million.  The proceeds from this issuance were primarily used to repay the Company’s $220.0 million unsecured term loan described below.  The remaining proceeds were used to repay certain construction loans that were scheduled to mature in 2010 (see Note 5).

During April 2009, the Company obtained a two-year $220.0 million unsecured term loan with a consortium of banks, which accrued interest at a spread of 4.65% to LIBOR (subject to a 2% LIBOR floor) or at the Company’s option, at a spread of 3.65% to the “ABR,” as defined in the Credit Agreement.  The term loan was scheduled to mature in April 2011.  The Company utilized proceeds from this term loan to partially repay the outstanding balance under the Company’s U.S. revolving credit facility and for general corporate purposes.  During September 2009, the Company fully repaid the $220.0 million outstanding balance on this loan.

During the nine months ended September 30, 2009, the Company repaid (i) its $130.0 million 6.875% senior notes, which matured on February 10, 2009, (ii) its $20.0 million 7.56% Medium Term Note, which matured in May 2009 and (iii) its $25.0 million 7.06% Medium Term Note, which matured in July 2009.

Additionally during the nine months ended September 30, 2009, the Company repurchased in aggregate approximately $36.1 million in face value of its Medium Term Notes  and Fixed Rate Bonds for an aggregate discounted purchase price of approximately $33.7 million.  These transactions resulted in an aggregate gain of approximately $2.4 million.

11.    Mortgages Payable

During the nine months ended September 30, 2009, the Company obtained 17 new non-recourse mortgages aggregating approximately $363.8 million, which bear interest at rates ranging from 5.95% to 8.00% and have maturities ranging from three years to 15 years.  The Company paid off approximately $154.7 million of individual non-recourse mortgage debt that encumbered seven operating properties.

Mortgages payable, collateralized by certain shopping center properties and related tenants' leases, are generally due in monthly installments of principal and/or interest which mature at various dates through 2031. Interest rates range from approximately 1.65% to 10.50% (weighted-average interest rate of 6.30% as of September 30, 2009).  The scheduled principal payments of all mortgages payable, excluding unamortized fair value debt adjustments of approximately $4.8 million, as of September 30, 2009, were approximately as follows (in millions): 2009, $4.5; 2010, $67.3; 2011, $75.6; 2012, $125.9; 2013, $187.8; and thereafter, $607.7.

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

	September 30, 2009
	Carrying Amounts	Estimated Fair Value

Marketable Securities	$218,627	$212,575
Notes Payable	$2,854,958	$2,906,842
Mortgages Payable	$1,073,648	$1,086,324
Construction Loans Payable	$43,540	$58,778
Mandatorily Redeemable Noncontrolling Interests (termination dates ranging from 2019 – 2027)	$2,721	$5,468

The Company has certain financial instruments that must be measured under the FASB’s Fair Value Measurements and Disclosures guidance, including: available for sale securities, convertible notes and derivatives. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

As a basis for considering market participant assumptions in fair value measurements, the FASB’s Fair Value Measurements and Disclosures guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at September 30, 2009	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$36,114	$36,114	$-	$-
Convertible notes	$138,187	$-	$138,187	$-
Conversion option	$9,039	$-	$9,039	$-
Liabilities:
Interest rate swaps	$536	$-	$536	$-

	Balance at December 31, 2008	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$46,452	$46,452	$-	$-
Convertible notes	$113,713	$-	$113,713	$-
Conversion option	$6,063	$-	$6,063	$-
Liabilities:
Interest rate swaps	$734	$-	$734	$-

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2009 are as follows (in thousands):

	Balance at September 30, 2009	Level 1	Level 2	Level 3
Assets:
Investments and advances in real estate joint ventures	$184,218	$-	$-	$184,218
Real estate under development/redevelopment	$82,000	$-	$-	$82,000
Other real estate investments	$28,244	$-	$-	$28,244
Mortgages receivable	$13,854	$-	$-	$13,854
Marketable debt securities	$9,575	$-	$9,575	$-

During June 2009, the Company recognized nonrecurring non-cash impairment charges of approximately $119.6 million relating to adjustments to property carrying values, investments in real estate joint ventures, real estate under development and other real estate investments.

During 2008, the Company recognized nonrecurring non-cash impairment charges of $15.5 million against the carrying value of its investment in its unconsolidated joint ventures with PREI, KimPru, reflecting an other-than-temporary decline in the fair value of its investment resulting from further significant declines in the real estate markets during the fourth quarter of 2008.

The Company’s estimated fair values relating to these impairment assessments were based upon discounted cash flow models that included all estimated cash inflows and outflows over a specified holding period and where applicable, any estimated debt premiums. These cash flows are comprised of unobservable inputs which include contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models were based upon observable rates that the Company believes to be within a reasonable range of current market rates for the respective properties.  Based on these inputs the Company determined that its valuation in these investments were classified within Level 3 of the fair value hierarchy.

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

14.    Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the nine months ended September 30, 2009 and 2008 (in thousands):

	2009	2008
Acquisition of real estate interests by assumption of mortgage debt	$-	$96,226
Disposition of real estate through the issuance of an unsecured obligation	$1,366	$27,175
Issuance of restricted common stock	$3,415	$1,405
Proceeds held in escrow through sale of real estate interests	$-	$11,195
Consolidation of Joint Ventures:
Increase in real estate and other assets	$47,368	$-
Increase in mortgage payables	$35,104	$-
Declaration of dividends paid in succeeding period	$34,425	$128,964

15.    Incentive Plans

The Company maintains an equity participation plan (the “Plan”) pursuant to which a maximum of 47,000,000 shares of the Company’s common stock may be issued for qualified and non-qualified options and restricted stock grants.  Unless otherwise determined by the Board of Directors at its sole discretion, options granted under the Plan generally vest ratably over a range of three to five years, expire ten years from the date of grant and are exercisable at the market price on the date of grant.  Restricted stock grants vest 100% on the fourth or fifth anniversary of the grant or ratably over four years.  In addition, the Plan provides for the granting of certain options and restricted stock to each of the Company’s non-employee directors (the “Independent Directors”) and permits such Independent Directors to elect to receive deferred stock awards in lieu of directors’ fees.

The Company recognized stock options expense of approximately $7.8 million and $9.1 million for the nine months ended September 30, 2009 and 2008, respectively.  The $7.8 million expense for the nine months ended September 30, 2009, includes incremental expense related to the modification of stock awards in connection with the terminations of employees discussed below.  As of September 30, 2009, the Company had approximately $26.3 million of total unrecognized compensation cost related to unvested stock compensation granted under the Company’s Plan.  That cost is expected to be recognized over a weighted average period of approximately 2.4 years.

Due to declining economic conditions resulting in the lack of transactional activity within the real estate industry as a whole, the Company had accrued approximately $3.6 million at December 31, 2008, relating to severance costs associated with employees that had been terminated during January 2009.  Also, as a result of continued economic decline, the Company recorded an additional accrual of approximately $2.3 million for severance costs associated with terminations during the nine months ended September 30, 2009.

16.    Taxable REIT Subsidiaries (“TRS”)

The Company is subject to federal, state and local income taxes on the income from its TRS activities, which include Kimco Realty Services ("KRS"), a wholly owned subsidiary of the Company and the consolidated entities of FNC Realty Corporation (“FNC”), Kimsouth and Blue Ridge Real Estate Company/Big Boulder Corporation.

Income taxes have been provided for on the asset and liability method as required by the FASB’s Income Taxes guidance. Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of the TRS assets and liabilities.

The Company’s deferred tax assets and liabilities at September 30, 2009 and December 31, 2008, were as follows (in thousands):

	September 30, 2009	December 31, 2008
Deferred tax assets:
Operating losses	$47,431	$48,863
Other timing differences	96,030	71,747
Valuation allowance	(68,583)	(33,783)
Total deferred tax assets	74,878	86,827
Deferred tax liabilities	(13,444)	(2,656)
Net deferred tax assets	$61,434	$84,171

Deferred tax assets and deferred tax liabilities are included in the captions Other assets and Other liabilities on the accompanying Condensed Consolidated Balance Sheets.  The valuation allowances are primarily due to (i) a $34.8 million valuation allowance against timing differences related to impairment charges in KRS and  (ii) a valuation allowance of approximately $33.8 million related to net operating loss (“NOL”) carry forwards that expire from 2022 through 2025 held in FNC.

Other deferred tax assets and deferred tax liabilities relate primarily to differences in the timing of the recognition of income/(loss) between the GAAP and tax basis of accounting for (i) real estate joint ventures, (ii) other real estate investments, (iii) other deductible temporary differences and (iv) timing differences related to non-cash impairment charges.  The Company believes that, based on its operating strategy and consistent history of profitability, it is more likely than not that the total deferred tax assets of $74.9 million will be realized on future tax returns, primarily from the generation of future taxable income and the implementation of tax planning strategies that include the potential disposition of certain real estate assets and equity securities.

17.    Commitments and Contingencies

During August 2009, the Company became obligated to issue a letter of credit for approximately CAD $66.0 million (approximately USD $61.7 million) relating to a tax assessment dispute with the Canada Revenue Agency (“CRA”).  The letter of credit has been issued under the Company’s CAD $250 million credit facility.  The dispute is in regards to three of the Company’s wholly-owned subsidiaries which hold a 50% co-ownership interest in Canadian real estate.  However, applicable Canadian law requires that a non-resident corporation post sufficient collateral to cover a claim for taxes assessed.  As such, the Company issued its letter of credit as required by the governing law.  The Company strongly believes that it has a justifiable defense against the dispute which will release the Company from any and all liability.

18.    Pro Forma Financial Information

As discussed in Note 3, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the nine months ended September 30, 2009.  The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Operations for the nine months ended September 30, 2009 and 2008, adjusted to give effect to these transactions at the beginning of each year.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations.  (Amounts presented in millions, except per share figures.)

	Nine Months ended September 30,
	2009	2008

Revenues from rental property	$576.5	$563.6
Net (loss)/income	$(48.5)	$312.7
Net (loss)/income attributable to the Company’s common shareholders	$(93.7)	$250.8
Net (loss)/income attributable to the Company’s common shareholders per common share:
Basic	$(0.28)	$0.99
Diluted	$(0.28)	$0.97

19.    Subsequent Event

On November 4, 2009, the Company, through a wholly-owned subsidiary, entered into an Entity Purchase and Sale Agreement, (the “Agreement”) with DRA PL Retail Real Estate Investment Trust, pursuant to which the Company purchased the remaining 85% interest in PL Retail LLC, an entity that indirectly owns through wholly-owned subsidiaries 21 shopping centers in which the Company held a 15% non-controlling interest prior to this transaction. The 21 shopping centers comprising approximately 5.2 million square feet of GLA are located in California (8 assets; 27% of GLA), Florida (6 assets; 42% of GLA), the Phoenix, Arizona metro area (2 assets; 7.3% of GLA), New Jersey (2), Long Island, New York (1), Arlington, Virginia, near metro Washington, D.C. (1) and Greenville, South Carolina (1).  Pursuant to the terms of the Agreement, the Company paid a purchase price equal to approximately $175.0 million, after customary adjustments and closing prorations, which is equivalent to 85% of PL Retail LLC’s gross asset value, as defined in the Agreement, which currently equals approximately $825 million, less assumption of $564 million of non-recourse mortgage debt and $50 million of perpetual preferred stock.  The purchase price includes approximately $20 million for the purchase of development rights for the Pentagon Centre shopping center in Arlington, Virginia. The Company funded the purchase using the Company’s $1.5 billion unsecured revolving credit facility. As of November 4, 2009, the Company had $205.0 million outstanding on this credit facility. Indebtedness assumed by the Company in connection with the acquisition matures on various dates between January 1, 2010 through February 1, 2017, and bears interest at annual rates ranging from approximately 2.2% to 9.0%.

The Company is currently determining the fair value of assets acquired and liabilities assumed in this transaction in accordance with the FASB’s Business Combinations and Fair Value Measurements and Disclosure guidance to determine the appropriate purchase price allocation. Additionally, the Company is currently determining, in accordance with the FASB’s Consolidations guidance, the fair value of the 15% equity interest held by the Company immediately prior to the acquisition to determine the amount of any gain or loss to be recognized as a result of remeasuring the equity interest to fair value.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to, the risk factors discussed in Part II, Item 1A. included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008, and (i) general adverse economic and local real estate conditions, including the current economic recession, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms, (iv) the Company’s ability to raise capital by selling its assets, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates and foreign currency exchange rates, (vii) the availability of suitable acquisition opportunities, (viii) valuation of joint venture investments, (ix) valuation of marketable securities and other investments, (x) increases in operating costs, (xi) changes in the dividend policy for the Company’s common stock, (xii) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure by multiple tenants to occupy their premises in a shopping center, (xiii) impairment charges and (xiv) unanticipated changes in the Company's intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity. Accordingly, there is no assurance that the Company’s expectations will be realized.

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.  These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers.  As of September 30, 2009, the Company had interests in 1,934 properties, including 1,462 in retail shopping center properties and 472 in non-retail properties, totaling approximately 179.4 million square feet of gross leaseable area (“GLA”) located in 45 states, Puerto Rico, Canada, Mexico and South America.

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

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. Although the credit environment has become much more constrained over the past year, the Company continues to pursue opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks.  The Company has noticed a trend that the approval process from mortgage lenders has slowed, while pricing and loan-to-value ratios remain dependent on specific deal terms, in general, spreads are higher and loan-to-values are lower, but the lenders are continuing to complete financing agreements.  During the recent quarter, the unsecured public debt markets became accessible for certain REITs and the Company successfully issued a new $300.0 million 6.875% 10-year unsecured Senior Note.  Moreover, the Company continues to assess 2009 and beyond to ensure the Company is prepared if the current credit market dislocation continues.

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

Results of Operations

Comparison of the three months ended September 30, 2009 to 2008

	Three Months Ended
	September 30,		Increase/
	2009	2008	(Decrease)	% change
	(amounts in millions)
Revenues from rental property (1)	$191.9	$190.0	$1.9	1.0%
Rental property expenses: (2)
Rent	$3.7	$3.3	$0.4	12.1%
Real estate taxes	29.0	24.0	5.0	20.8%
Operating and maintenance	25.6	26.8	(1.2)	(4.5%)
	$58.3	$54.1	$4.2	7.8%
Depreciation and amortization (3)	$55.6	$53.0	$2.6	4.9%

Comparison of the nine months ended September 30, 2009 to 2008

	Nine Months Ended
	September 30,		Increase/
	2009	2008	(Decrease)	% change
	(amounts in millions)
Revenues from rental property (1)	$575.1	$561.7	$13.4	2.4%
Rental property expenses: (2)
Rent	$10.3	$9.8	$0.5	5.1%
Real estate taxes	80.8	70.8	10.0	14.1%
Operating and maintenance	80.8	77.6	3.2	4.1%
	$171.9	$158.2	$13.7	8.7%
Depreciation and amortization (3)	$168.0	$152.9	$15.1	9.9%

(1)   Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2008 and 2009, providing incremental revenues for the three and nine months ended September 30, 2009 of $3.2 million and $11.4 million, respectively, as compared to the corresponding periods in 2008 and (ii) the completion of certain development and redevelopment projects and tenant buyouts providing incremental revenues of approximately $1.4 million and $3.6 million, for the three and nine months ended September 30, 2009, respectively, as compared to the corresponding periods in 2008 which was partially offset by (iii) a decrease in revenues of approximately $2.7 million and $1.6 million for the three and nine months ended September 30, 2009, as compared to the corresponding periods in 2008, respectively, primarily resulting from the sale of certain properties during 2008 and 2009, and (iv) an overall occupancy decrease in the consolidated shopping center portfolio from 95.1% at September 30, 2008, to 91.3% at September 30, 2009.

(2)   Rental property expenses increased for the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008 primarily due to (i) the placement of certain development properties into service, which resulted in lower capitalization of carry costs, (ii) operating property acquisitions during 2008 and 2009 and (iii) an increase in snow removal costs during the nine months ended September 30, 2009 as compared to 2008, partially offset by (iv) a decrease in insurance costs during the three months ended September 30, 2009 as compared to 2008 and (v) operating property dispositions during 2008 and 2009.

(3)   Depreciation and amortization increased for the three and nine months ended September 30, 2009, as compared to the corresponding period in 2008, primarily due to (i) operating property acquisitions during 2008 and 2009, (ii) the placement of certain development properties into service and (iii) tenant vacates, partially offset by operating property dispositions during 2008 and 2009.

Management and other fee income decreased approximately $2.8 million and $5.4 million for the three and nine months ended September 30, 2009, respectively, as compared to the corresponding periods in 2008.  These decreases are primarily due to (i) a decrease in property management fees of approximately $1.0 million and $3.5 million for the three and nine months ended September 30, 2009, respectively, due to lower revenues attributable to lower occupancy and the sale of certain properties during 2008 and 2009 and (ii) a decrease in other transaction related fees of approximately $1.8 million and $1.9 million recognized during the three and nine months ended September 30, 2009, respectively.

General and administrative expense decreased approximately $2.6 million, for the three months ended September 30, 2009, as compared to the corresponding period in 2008, primarily due to decreased personnel-related costs, including a decrease in stock option expense of approximately $1.3 million, due to a reduction in force as a result of declines in economic conditions and the lack of transactional activity. Conversely, general and administrative expense increased approximately $3.2 million, for the nine months ended September 30, 2009, as compared to the corresponding period in 2008. This increase is primarily due to (i) a decrease in capitalized payroll of approximately $2.6 million, which was due to the completion of certain development projects which were previously under construction and (ii) severance costs of approximately $2.3 million expensed during the nine months ended September 30, 2009 associated with employees whom were terminated during the first six months of 2009, primarily due to declines in economic conditions and the lack of transactional activity within the real estate industry as a whole.

Interest, dividends and other investment income increased approximately $2.1 million to $9.2 million for the three months ended September 30, 2009, respectively, as compared to $7.1 million for the corresponding period in 2008.  This increase is primarily due to (i) an increase in realized gains of approximately $3.2 million resulting from the sale of certain marketable securities, partially offset by (ii) a decrease in interest and dividend income of approximately $1.1 million primarily resulting from the sale of investments in marketable securities and reductions in dividends declared from certain marketable securities during 2009 and 2008.  Conversely, interest, dividends and other investment income decreased approximately $26.2 million to $22.4 million for the nine months ended September 30, 2009, as compared to $48.6 million for the corresponding period in 2008.  This decrease is primarily due to (i) a decrease in realized gains of approximately $13.5 million for the nine months ended September 30, 2009 resulting from the sale of certain marketable securities during the corresponding period in 2008 as compared to 2009 and (ii) a decrease in interest and dividend income of approximately $12.8 million for the nine months ended September 30, 2009, as compared to the corresponding period in 2008, primarily resulting from the sale of investments in marketable securities and reductions in dividends declared from certain marketable securities during 2009 and 2008.

Other income/(expense), net changed by approximately $6.0 million to $4.4 million of income for the three months ended September 30, 2009, as compared to the corresponding period in 2008.  This change is primarily due to (i) increased gains from land sales of approximately $4.4 million, (ii) an increase in the fair value of an embedded derivative instrument relating to the convertible option of the Valad notes of approximately $6.3 million and (iii) an increase in foreign conversion adjustments of approximately $4.0 million relating to various foreign investments which have US dollar functional currency, partially offset by (iv) a decrease in income due to the receipt of $6.3 million in shares of Sears Holding Corp. common stock received as partial settlement of Kmart pre-petition claims during 2008 and (v) an increase in foreign withholding taxes.   Other income/(expense), net changed by approximately $2.3 million to $0.5 million of income for the  nine months ended September 30, 2009 as compared to the corresponding period in 2008.  This change is primarily due to (i) increased gains from land sales of approximately $3.4 million and (ii) an increase in the fair value of an embedded derivative instrument relating to the convertible option of the Valad notes of approximately $12.7 million, partially offset by (iii) a decrease in foreign conversion adjustments of approximately $2.3 million relating to various foreign investments which have US dollar functional currency, (iv) the receipt of $6.3 million in shares of Sears Holding Corp. common stock received as partial settlement of Kmart pre-petition claims during 2008 and (v) an increase in foreign withholding taxes.

Interest expense decreased approximately $8.3 million for the nine months ended September 30, 2009, as compared to the corresponding period in 2008.  This decrease is primarily due to lower outstanding levels of debt during the nine months ended September 30, 2009, as compared to the same period in the preceding year.

Benefit/(provision) for income taxes changed approximately $13.5 million to a benefit of $1.1 million for the three months ended September 30, 2009, as compared to a provision of $12.3 million for the corresponding period in 2008. Benefit/(provision) for income taxes changed approximately $24.1 million to a benefit of $3.5 million for the nine months ended September 30, 2009, as compared to a provision of $20.6 million for the corresponding period in 2008.  These changes are primarily due to (i) a decrease in the tax provision of approximately $15.1 million and $19.8 million resulting from equity income recognized in connection with the Albertson’s investment during the three and nine months ended September 30, 2009, respectively, as compared to the corresponding periods in 2008, (ii) an income tax provision of approximately $3.1 million related to equity in income of real estate joint ventures during the nine months ended September 30, 2008 and (iii) an income tax provision of approximately $2.0 million related to gains on sale of operating properties during the nine months ended September 30, 2008, partially offset by an increase in the tax provision of approximately $1.5 million and $2.0 million related to the income of a consolidated joint venture during the three and nine months ended September 30, 2009, respectively, as compared to the corresponding periods in 2008.

Income from other real estate investments decreased $14.8 million and $50.5 million for the three and nine months ended September 30, 2009, respectively, as compared to the corresponding periods in 2008.  These decreases are primarily due to (i) a decrease from the Company’s Preferred Equity Program of approximately $9.0 million and $36.7 million in contributed income for the three and nine months ended September 30, 2009, respectively, including a decrease of approximately $4.7 million and $23.7 million in profit participation earned from capital transactions for the three and nine months ended September 30, 2009, respectively, as compared to the corresponding periods in 2008 and (ii) a gain of approximately $7.2 million from the sale of the Company’s interest in a real estate company located in Mexico during the three months ended September 30, 2008.

Equity in income of real estate joint ventures, net decreased $69.5 million and $134.7 million for the three and nine months ended September 30, 2009, respectively, as compared to the corresponding periods in 2008.  These decreases are primarily the result of (i) the recognition of non-cash impairment charges of approximately $2.0 million and $29.3 million recorded during the three and nine months ended September 30, 2009, respectively, against the carrying value of the Company’s investment in three unconsolidated joint ventures, (ii) the recognition of approximately $1.1 million and $3.1 million of equity in income from the Albertson’s joint venture during the three and nine months ended September 30, 2009, respectively, as compared to $46.8 million and $61.8 million of equity in income recognized during the three and nine months ended September 30, 2008 from the Albertson’s joint venture resulting from the sale of 121 properties in the joint venture, (iii) a decrease in income related to the recognition of approximately $8.5 million and $19.6 million in income resulting from cash distributions received in excess of the Company’s carrying value of its investment in various unconsolidated limited liability partnerships during the corresponding three and nine month periods, respectively, in 2008, (iv) a decrease in income of $4.6 million and $10.5 million during the three and nine months ended September 30, 2009, respectively, from a joint venture which holds interests in extended stay residential properties primarily due to overall decreases in occupancy, (v) a decrease in profit participation of approximately $3.6 million and $8.3 million for the three and nine months ended September 30, 2009, respectively, as compared to the corresponding periods in 2009, resulting from the sale/transfer of operating properties from two joint venture investments, (vi) lower gains on sales of approximately $2.3 million for the nine months ended September 30, 2009, resulting from the sale of operating properties during the corresponding period in 2008 and (vii) a decrease in occupancy levels within certain real estate joint venture investments.

During the nine months ended September 30, 2009, the Company sold, in separate transactions, six out-parcels, two land parcels and one ground lease for aggregate proceeds of approximately $15.9 million.  These transactions for the nine months ended September 30, 2009, resulted in gains on sale of development properties of approximately $2.1 million, net of income taxes of $1.4 million.

During the nine months ended September 30, 2008, the Company sold, in separate transactions, (i) one completed merchant building project, (ii) 15 out-parcels, (iii) a partial sale of one property and (iv) a partnership interest in one project for aggregate proceeds of approximately $64.3 million and received approximately $4.1 million of proceeds from completed earn-out requirements on three previously sold merchant building projects.  These sales resulted in gains on sale of development properties of approximately $20.5 million, net of income taxes of $13.7 million.

During June 2009, the Company recognized nonrecurring non-cash impairment charges of approximately $119.6 million relating to adjustments to property carrying values, investments in real estate joint ventures, real estate under development and other real estate investments.  The Company’s estimated fair values relating to these impairment assessments were based upon discounted cash flow models that included all estimated cash inflows and outflows over a specified holding period and where applicable, any estimated debt premiums. These cash flows are comprised of unobservable inputs which include contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models were based upon observable rates that the Company believes to be within a reasonable range of current market rates for the respective properties.  Based on these inputs the Company determined that its valuation in these investments was classified within Level 3 of the fair value hierarchy.

Additionally, the Company recorded non-cash impairment charges of approximately $29.6 million and $9.7 million during the nine months ended September 30, 2009 and 2008, respectively, due to the decline in value of certain marketable securities and other investments that were deemed to be other-than-temporary. Market value for the equity securities represents the closing price of each security as it appears on their respective stock exchange at the end of the period.

During the nine months ended September 30, 2009, the Company disposed of, in separate transactions, portions of five operating properties for an aggregate sales price of approximately $20.2 million. The Company provided seller financing for two of these transactions aggregating approximately $1.4 million, which bear interest at 9% per annum and are scheduled to mature in January and March 2012.  These five transactions resulted in the Company’s recognition of an aggregate net gain of approximately $2.4 million, net of income tax of $0.2 million.

During the nine months ended September 30, 2008, the Company disposed of four operating properties and a portion of two operating properties, in separate transactions, for an aggregate sales price of approximately $30.5 million, which resulted in an aggregate gain of approximately $10.1 million.  In addition, the Company partially recognized deferred gains of approximately $1.2 million on three properties relating to their transfer and partial sale in connection with the Kimco Income Fund II joint venture.

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

Net income/(loss) attributable to the Company for the three and nine months ended September 30, 2009 was $40.1 million and $(56.1) million, respectively.  Net income attributable to the Company for the three and nine months ended September 30, 2008 was $108.6 million and $301.4 million, respectively.  On a diluted per share basis, net income/(loss) attributable to the Company was $0.07 and $(0.27) for the three and nine month period ended September 30, 2009, respectively, as compared to $0.37 and $1.03 for the three and nine month period ended September 30, 2008, respectively.  These changes are primarily attributable to (i) the recognition of non-cash impairment charges aggregating approximately $178.5 million, resulting from continuing declines in the real estate markets and equity securities, (ii) a reduction in Income from other real estate investments, primarily due to a decrease in profit participation from the Company’s Preferred Equity program, (iii) a decrease in equity in income of joint ventures, primarily due to a decrease in income from the Albertson’s investment, and (iv) lower gains on sales of development properties, partially offset by (v) an increase in revenues from rental properties primarily due to acquisitions of operating properties during 2009 and 2008.

Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base.  At September 30, 2009, the Company’s five largest tenants were The Home Depot, TJX Companies, Sears Holdings, Wal-Mart and Kohl’s, which represented approximately 3.3%, 2.6%, 2.5%, 2.4% and 2.2%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, when available, mortgage and construction loan financing and immediate access to unsecured revolving credit facilities with aggregate bank commitments of approximately $1.7 billion.

The Company’s cash flow activities are summarized as follows (in millions):

	Nine Months Ended
	September 30,
	2009	2008
Net cash flow provided by operating activities	$321.9	$479.3
Net cash flow used for investing activities	$(55.0)	$(642.3)
Net cash flow (used for)/provided by financing activities	$(262.4)	$199.6

Operating Activities

Cash flows provided by operating activities for the nine months ended September 30, 2009, were approximately $321.9 million, as compared to approximately $479.3 million for the comparable period in 2008.  The change of approximately $157.4 million is primarily attributable to (i) a decrease in distributions from joint ventures of approximately $117.8 million, primarily from a decrease in distributions from the Albertson’s investment, profit participation from the Company’s Preferred Equity program and a decrease from various other real estate joint ventures, (ii) a decrease in interest, dividends and other investment income of approximately $12.8 million primarily due to the sale and reductions in dividends of certain marketable securities during the corresponding period in 2008 as compared to 2009, and (iii) an increase in prepaid expenses of approximately $32.7 million primarily related to the increase in prepaid income taxes, partially offset by the acquisition of properties during 2008 and growth in rental rates from lease renewals and the completion of certain re-development and development projects.

During the nine months ended September 30, 2009, the Company (i) completed a primary public stock offering, which provided net proceeds to the Company of approximately $717.3 million, (ii) closed on a two-year $220.0 million unsecured term loan with a consortium of banks, (iii) closed on a 10-year $300.0 million unsecured Senior Note, which was used to repay the two-year $220 million unsecured term loan and to repay various construction loans, and (iv) completed mortgage financings of approximately $363.8 million (see financing activities below). However, capital and credit markets remain increasingly volatile and constrained.  If these markets continue to experience volatility and the availability of funds remains limited, the Company will incur increased costs associated with issuing or obtaining debt.  In addition, it is possible that the Company’s ability to access the capital and credit markets may be limited by these or other factors.  Notwithstanding the foregoing, at this time the Company anticipates that cash flows from operating activities will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and dividend payments in accordance with REIT requirements in both the short term and long term.

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. Although the credit environment has become much more constrained, the Company continues to pursue opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks.  The Company has noticed a trend that the approval process from mortgage lenders has slowed, while pricing and loan-to-value ratios remain dependent on specific deal terms, in general, spreads are higher and loan-to-values are lower, but the lenders are continuing to complete financing agreements.  During the recent quarter, the unsecured public debt markets became accessible for certain REITs .  Moreover, the Company continues to assess 2009 and beyond to ensure the Company is prepared if the current credit market dislocation continues.

Debt maturities for the remainder of 2009 consist of: $160.0 million of unconsolidated joint venture debt and $77.1 million of debt on properties included in the Company’s Preferred Equity program, assuming the utilization of extension options where available.  The Company has no consolidated debt maturing during the remainder of 2009.  The 2009 unconsolidated joint venture and preferred equity debt maturities are anticipated to be repaid through debt refinancing and partner capital contributions, as deemed appropriate.

The Company anticipates that cash on hand, borrowings under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Net cash flow provided by operating activities for the nine months ended September 30, 2009, was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2008, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) distributions from the Company’s joint venture programs.

Investing Activities

Cash flows used for investing activities for the nine months ended September 30, 2009, were approximately $55.0 million, as compared to approximately $642.3 million for the comparable period in 2008.  This decrease in cash utilization of approximately $587.4 million resulted primarily from decreases in (i) the acquisition of and improvements to operating real estate, (ii) the acquisition of and improvements to real estate under development, (iii) investments in marketable securities, including the acquisition of the Valad Property Group convertible notes and equity securities during 2008, (iv) investments and advances in real estate joint ventures and (v) investments in mortgage loans receivable, partially offset by (vi) a decrease in proceeds from the sale of operating and development properties, (vii) a decrease in proceeds from transferred operating/development properties and (viii) a decrease in reimbursements of advances to real estate joint ventures and other real estate investments during the nine months ended September 30, 2009, as compared to the corresponding period in 2008.

Acquisitions of and Improvements to Operating Real Estate -

During the nine months ended September 30, 2009, the Company expended approximately $78.1 million towards improvements to operating real estate including $33.3 million expended in connection with redevelopments and re-tenanting projects as described below.

The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace.  The Company anticipates its capital commitment toward these and other redevelopment projects during 2009 will be approximately $25.0 million to $35.0 million.  The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving lines of credit.

Investments and Advances to Joint Ventures -

During the nine months ended September 30, 2009, the Company expended approximately $92.2 million for investments and advances to real estate joint ventures and received approximately $80.0 million from reimbursements of advances to real estate joint ventures.

Ground-up Development –

The Company is engaged in ground-up development projects which consist of (i) merchant building through the Company’s wholly-owned taxable REIT subsidiaries, which develop neighborhood and community shopping centers and the subsequent sale after completion, (ii) U.S. ground-up development projects which will be held as long-term investments by the Company and (iii) various ground-up development projects located in Latin America for long-term investment.  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of September 30, 2009, the Company had a total of 28 ground-up development projects, consisting of (i) five merchant building projects, (ii) one U.S. ground-up development project, (iii) 15 ground-up development projects located throughout Mexico, (iv) three ground-up development projects located in Chile, (v) three ground-up development projects located in Brazil and (vi) one ground-up development project located in Peru.

During the nine months ended September 30, 2009, the Company expended approximately $116.4 million primarily in connection with construction costs relating to its ground-up development projects.  The Company anticipates its remaining capital commitment during 2009 toward these and other development projects will be approximately $30 million to $50 million.  The proceeds from the sales of the completed ground-up development projects, proceeds from unfunded construction loan commitments and availability under the Company’s revolving lines of credit are expected to be sufficient to fund these anticipated capital requirements.

Dispositions and Transfers -

During the nine months ended September 30, 2009, the Company received net proceeds of approximately $45.9 million relating to the sale of various operating properties and ground-up development projects.

Financing Activities

Cash flows used for financing activities for the nine months ended September 30, 2009, were approximately $262.4 million, as compared to Cash flows provided by financing activities of approximately $199.6 million for the comparable period in 2008.  This change of approximately $462.0 million resulted primarily from (i) a change in the repayment of approximately $303.7 million of unsecured senior notes, (ii) a change in the repayment of approximately $654.8 million of borrowings under unsecured revolving credit facilities and (iii) a decrease of $324.6 million in net borrowings under the Company’s unsecured revolving credit facilities, partially offset by (iv) an increase in proceeds from issuance of stock of approximately $273.7 million, (v) an increase in proceeds from mortgage/construction loan financing of approximately $337.4 million, offset by an increase in principal repayments of approximately $340.2 million and (vi)  increased proceeds received from a $220.0 million unsecured term loan and a $300.0 million senior unsecured notes during 2009 as compared to the corresponding period in 2008.

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

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $7.1 billion.  Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.  These markets have experienced extreme volatility and deterioration since the third quarter of 2008.  As available, the Company will continue to access these markets. The Company was added in March 2006 to the S & P 500 Index, an index containing the stock of 500 Large Cap corporations, most of which are U.S. corporations.

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

During September 2009, the Company issued $300.0 million of 10-year Senior Unsecured Notes at an interest rate of 6.875% payable semi-annually in arrears.  These notes were sold at 99.84% of par value.  Net proceeds from the issuance were approximately $297.3 million, after related transaction costs of approximately $0.3 million.  The proceeds from this issuance were primarily used to repay the Company’s $220.0 million unsecured term loan described below.  The remaining proceeds were used to repay certain construction loans that were scheduled to mature in 2010.

During April 2009, the Company obtained a two-year $220.0 million unsecured term loan with a consortium of banks, which accrued interest at a spread of 4.65% to LIBOR (subject to a 2% LIBOR floor) or at the Company’s option, at a spread of 3.65% to the “ABR,” as defined in the Credit Agreement.  The term loan was scheduled to mature in April 2011.  The Company utilized proceeds from this term loan to partially repay the outstanding balance under the Company’s U.S. revolving credit facility and for general corporate purposes.  During September 2009, the Company fully repaid the $220.0 million outstanding balance on this loan.

The Company has a $1.5 billion unsecured U.S. revolving credit facility (the "U.S. Credit Facility") with a group of banks, which is scheduled to expire in October 2011.  The Company has a one-year extension option related to this facility. This credit facility has made available funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional management programs, (iii) development and redevelopment costs, and (iv) any short-term working capital requirements.  Interest on borrowings under the U.S. Credit Facility accrues at LIBOR plus 0.425% and fluctuates in accordance with changes in the Company’s senior debt ratings.  As part of this U.S. Credit Facility, the Company has a competitive bid option whereby the Company may auction up to $750.0 million of its requested borrowings to the bank group.  This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread.  A facility fee of 0.15% per annum is payable quarterly in arrears.  As part of the U.S. Credit Facility, the Company has a $200.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Pounds Sterling, Japanese Yen or Euros.  Pursuant to the terms of the U.S. Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt, and (ii) minimum interest and fixed coverage ratios.  As of September 30, 2009, there was no outstanding balance under this credit facility and approximately $19.0 million appropriated for letters of credit.

On November 4, 2009, the Company, through a wholly-owned subsidiary, entered into an Entity Purchase and Sale Agreement, (the “Agreement”) with DRA PL Retail Real Estate Investment Trust, pursuant to which the Company purchased the remaining 85% interest in PL Retail LLC, an entity that indirectly owns through wholly-owned subsidiaries 21 shopping centers in which the Company held a 15% non-controlling interest prior to this transaction. The 21 shopping centers comprising approximately 5.2 million square feet of GLA are located in California (8 assets; 27% of GLA), Florida (6 assets; 42% of GLA), the Phoenix, Arizona metro area (2 assets; 7.3% of GLA), New Jersey (2), Long Island, New York (1), Arlington, Virginia, near metro Washington, D.C. (1) and Greenville, South Carolina (1).  Pursuant to the terms of the Agreement, the Company paid a purchase price equal to approximately $175.0 million, after customary adjustments and closing prorations, which is equivalent to 85% of PL Retail LLC’s gross asset value, as defined in the Agreement, which currently equals approximately $825 million, less assumption of $564 million of non-recourse mortgage debt and $50 million of perpetual preferred stock.  The purchase price includes approximately $20 million for the purchase of development rights for the Pentagon Centre shopping center in Arlington, Virginia. The Company funded the purchase using the Company’s $1.5 billion unsecured revolving credit facility. As of November 4, 2009, the Company had $205.0 million outstanding on this credit facility. Indebtedness assumed by the Company in connection with the acquisition matures on various dates between January 1, 2010 through February 1, 2017, and bears interest at annual rates ranging from approximately 2.2% to 9.0%.

Pursuant to the terms of the U.S. Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is not in violation of these covenants. The financial covenants for the U.S. Credit Facility are as follows:

Covenant	Must Be	As of 9/30/09
Total Indebtedness to Gross Asset Value(“GAV”)	<60%	46%
Total Priority Indebtedness to GAV	<35%	13%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	2.75x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	1.99x
Limitation of Investments, Loans and Advances	<30% of GAV	19% of GAV

For a full description of the US Credit Facility’s covenants refer to the Credit Agreement dated as of October 25, 2007 filed in the Company’s Current Report on Form 8-K dated October 25, 2007.

The Company also has a three-year CAD $250.0 million unsecured credit facility with a group of banks.  This facility bears interest at the CDOR Rate, as defined, plus 0.425%, subject to change in accordance with the Company’s senior debt and is scheduled to expire in March 2011, with an additional one-year extension option.  Proceeds from this facility are used for general corporate purposes, including the funding of Canadian denominated investments.  As of September 30, 2009, there was no outstanding balance under this credit facility and approximately CAD $67.4 million (approximately USD $63.0 million) appropriated for letters of credit.  The Canadian facility covenants are the same as the U.S. Credit Facility covenants described above.

During August 2009, the Company became obligated to issue a letter of credit for approximately CAD $66.0 million (approximately USD $61.7 million) relating to a tax assessment dispute with the Canada Revenue Agency (“CRA”).  The letter of credit has been issued under the Company’s CAD $250 million credit facility referred to above. The dispute is in regards to three of the Company’s wholly-owned subsidiaries which hold a 50% co-ownership interest in Canadian real estate. However, applicable Canadian law requires that a non-resident corporation post sufficient collateral to cover a claim for taxes assessed.  As such, the Company issued its letter of credit as required by the governing law.  The Company strongly believes that it has a justifiable defense against the dispute which will release the Company from any and all liability.

During March 2008, the Company obtained a MXP 1.0 billion term loan, which bears interest at a fixed rate of 8.58% and is scheduled to mature in March 2013.  The Company utilized proceeds from this term loan to fully repay the outstanding balance of its MXP 500.0 million unsecured revolving credit facility, which was terminated by the Company.  Remaining proceeds from this term loan were used for funding MXP denominated investments.  As of September 30, 2009, the outstanding balance on this term loan was MXP 1.0 billion (approximately USD $74.1 million).  The Mexican term loan covenants are the same as the U.S. and Canadian Credit Facilities covenants described above.

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

The Company’s supplemental indenture governing its medium term notes and senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 9/30/09
Consolidated Indebtedness to Total Assets	<60%	43%
Consolidated Secured Indebtedness to Total Assets	<40%	11%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	2.5x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.4x

For a full description of the various indenture covenants refer to the Indenture dated September 1, 1993, First Supplemental Indenture dated August 4, 1994, the Second Supplemental Indenture dated April 7, 1995, the Third Supplemental Indenture dated June 2, 2006, the Fifth Supplemental Indenture dated as of September 24, 2009, the Fifth Supplemental Indenture dated as of October 31, 2006 and First Supplemental Indenture dated October 31, 2006, as filed with the SEC.

During the nine months ended September 30, 2009, the Company repaid (i) its $130.0 million 6.875% senior notes, which matured on February 10, 2009, (ii) its $20.0 million 7.56% Medium Term Note, which matured in May 2009 and (iii) its $25.0 million 7.06% Medium Term Note, which matured in July 2009.

Additionally during the nine months ended September 30, 2009, the Company repurchased in aggregate approximately $36.1 million in face value of its Medium Term Notes and Fixed Rate Bonds at an aggregate discounted purchase price of approximately $33.7 million.  These transactions resulted in an aggregate gain of approximately $2.4 million.

During April 2009, the Company filed a shelf registration statement on Form S-3ASR, which is effective for a term of three years, for the future unlimited offerings, from time-to-time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects.  As of September 30, 2009, the Company had over 385 unencumbered property interests in its portfolio.

During the nine months ended September 30, 2009, the Company obtained 17 new non-recourse mortgages aggregating approximately $363.8 million, which bear interest at rates ranging from 5.95% to 8.00% and have maturities ranging from three years to 15 years.  Additionally, the Company paid off approximately $154.7 million of individual non-recourse mortgage debt that encumbered seven operating properties.

During the nine months ended September 30, 2009 the Company fully repaid nine construction loans aggregating approximately $212.2 million.  As of September 30, 2009, total loan commitments on the Company’s four remaining construction loans aggregated approximately $67.7 million of which approximately $43.5 million has been funded.  These loans have scheduled maturities ranging from 14 months to 59 months (excluding any extension options which may be available to the Company) and bear interest at rates ranging from 2.15% to 4.50% at September 30, 2009.

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

The Company had paid a dividend of $0.94 per common share during the nine months ended September 30, 2009.  On July 30, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per common share payable to shareholders of record on October 6, 2009. This dividend was paid on October 15, 2009.   As such, a common dividend in cash of $1.00 was paid during 2009.  The Company expects to return to a ratable quarterly dividend with the announcement of the next dividend payable in January of 2010.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly.  Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.  Cash dividends paid for the nine months ended September 30, 2009 and 2008 were $296.6 million and $340.1 million, respectively.

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

Global Market and Economic Conditions; Real Estate and Retail Shopping Sector

In the U.S., recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth.  During 2009, continued concerns about the systemic impact of the availability and cost of credit, the U.S. mortgage market, inflation, energy costs, geopolitical issues and fluctuations in the equity and real estate markets have contributed to increased market volatility and diminished expectations for the U.S. economy.  These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have contributed to increased volatility and deterioration of the U.S. and international equity markets.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk and fluctuations in foreign currency exchange rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of September 30, 2009, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instruments’ actual cash flows are denominated in U.S. dollars, Canadian dollars, and Mexican pesos as indicated by geographic description ($ in USD equivalent in millions).

	2009	2010	2011	2012	2013	2014+	Total	Fair Value
U.S. Dollar Denominated
Secured Debt
Fixed Rate	$ -	$16.5	$42.0	$97.3	$183.1	$657.4	$996.3	$1,028.5
Average Interest Rate	-	8.47%	7.20%	6.35%	6.55%	6.64%	6.65%

Variable Rate	$ -	$33.4	$42.0	$24.7	$-	$20.7	$120.8	$116.6
Average Interest Rate	-	2.08%	4.49%	3.08%	-	2.15%	3.13%

Unsecured Debt
Fixed Rate	$ -	$71.9	$342.9	$215.9	$276.3	$1,536.2	$2,443.2	$2,508.0
Average Interest Rate	-	5.53%	6.26%	6.00%	5.37%	5.76%	5.80%

Variable Rate	$ -	$10.4	$ -	$ -	$-	$ -	$10.4	$10.4
Average Interest Rate	-	5.50%	-	-	-	-	5.50%

Canadian Dollar Denominated
Unsecured Debt
Fixed Rate	$ -	$140.3	$ -	$ -	$187.0	$ -	$327.3	$323.7
Average Interest Rate	-	4.45%	-	-	5.18%	-	4.87%

Mexican Pesos Denominated
Unsecured Debt
Fixed Rate	$ -	$ -	$ -	$ -	$74.1	$ -	$74.1	$64.7
Average Interest Rate	$ -	$ -	$ -	$ -	8.58%	-	8.58%

Based on the Company’s variable-rate debt balances, interest expense would have increased by approximately $1.0 million for the nine months ended September 30, 2009 if short-term interest rates were 1% higher.

As of September 30, 2009, the Company had (i) Canadian investments totaling CAD $498.5 million (approximately USD $465.7 million) comprised of real estate joint venture investments and marketable securities, (ii) Mexican real estate investments of approximately MXP 8.3 billion (approximately USD $629.4 million), (iii) Chilean real estate investments of approximately 14.2 billion Chilean Pesos (approximately USD $26.2 million), (iv) Peruvian real estate investments of approximately 7.2 million Peruvian Nuevo Sol (approximately USD $2.4 million), (v) Brazilian real estate investments of approximately 50.8 million Brazilian Reals (“BRL”) (approximately USD $27.1 million) and (vi) Australian investments in marketable securities of approximately AUD 188.7 million (approximately USD $149.5 million).  The foreign currency exchange risk has been partially mitigated through the use of local currency denominated debt.

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  As of September 30, 2009, the Company has no other material exposure to market risk.

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

KIMCO REALTY CORPORATION

November 4, 2009	/s/ Milton Cooper
(Date)	Milton Cooper
Chief Executive Officer

November 4, 2009	/s/ Michael V. Pappagallo
(Date)	Michael V. Pappagallo
Chief Financial Officer