Form 10-Q/A
period 2009-09-30
KIMCO REALTY CORP
filed 2009-11-05
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Kimco Realty Corporation is filing the attached revised Form 10-Q solely for the purpose of transmitting the XBRL documents which were excluded in the original Form 10-Q filed on November 4, 2009. With the exception of including the XBRL documents, this 10-Q Amendment No.1 and the original 10-Q filed on November 4, 2009 are the same.

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