Form 10-K
period 2009-12-31
KIMCO REALTY CORP
filed 2010-03-01
CIK 879101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[NO FEE REQUIRED]

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer,” “accelerated filer," and “smaller reporting company” in Rule 12-b of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a small reporting company.)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐     No   ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3.7 billion based upon the closing price on the New York Stock Exchange for such stock on June 30, 2009.

 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

405,544,542 shares as of February 18, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on May 5, 2010.

Index to Exhibits begins on page 73.

PART I

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, together with other statements and information publicly disseminated by the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to (i) general adverse economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms, (iv) the Company’s ability to raise capital by selling its assets, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates and foreign currency exchange rates, (vii) the availability of suitable acquisition opportunities, (viii) valuation of joint venture investments, (ix) valuation of marketable securities and other investments, (x) increases in operating costs, (xi) changes in the dividend policy for the Company’s common stock, (xii) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure by multiple tenants to occupy their premises in a shopping center, (xiii) impairment charges, (xiv) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity And the risks and uncertainties identifies under Item 1A, “Risk Factors.”  Accordingly, there is no assurance that the Company’s expectations will be realized.

Item 1.  Business

General

Kimco Realty Corporation, a Maryland corporation, is one of the nation's largest owners and operators of neighborhood and community shopping centers.  The terms "Kimco," the "Company," "we," "our" and "us" each refer to Kimco Realty Corporation and our subsidiaries unless the context indicates otherwise.  The Company is a self-administered real estate investment trust ("REIT") and its management has owned and operated neighborhood and community shopping centers for more than 50 years.  The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties.  As of December 31, 2009, the Company had interests in 1,915 properties, totaling approximately 176.9 million square feet of gross leasable area (“GLA”) located in 45 states, Puerto Rico, Canada, Mexico, Chile, Brazil and Peru. The Company’s ownership interests in real estate consist of its consolidated portfolio and in portfolios where the Company owns an economic interest, such as properties in the Company’s investment management programs, where the Company partners with institutional investors and also retains management (See Note 7 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).  The Company believes its portfolio of neighborhood and community shopping center properties is the largest (measured by GLA) currently held by any publicly traded REIT.

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

During 1998, the Company, through a merger transaction, completed the acquisition of The Price REIT, Inc., a Maryland corporation, (the "Price REIT").  Prior to the merger, Price REIT was a self-administered and self-managed equity REIT that was primarily focused on the acquisition, development, management and redevelopment of large retail community shopping center properties concentrated in the western part of the United States.  In connection with the merger, the Company acquired interests in 43 properties, located in 17 states.  With the completion of the Price REIT merger, the Company expanded its presence in certain western states including Arizona, California and Washington.  In addition, Price REIT had strong ground-up development capabilities.  These development capabilities, coupled with the Company’s own construction management expertise, provided the Company the ability to pursue ground-up development opportunities on a selective basis.

Also during 1998, the Company formed Kimco Income Operating Partnership, L.P. ("KIR"), an entity in which the Company held a 99.99% limited partnership interest. KIR was established for the purpose of investing in high-quality properties financed primarily with individual non-recourse mortgages.  The Company believed that these properties were appropriate for financing with greater leverage than the Company traditionally used.  At the time of formation, the Company contributed 19 properties to KIR, each encumbered by an individual non-recourse mortgage.  During 1999, KIR sold a significant interest in the partnership to institutional investors, thus establishing the Company’s investment management program. The Company holds a 45.0% noncontrolling limited partnership interest in KIR and accounts for its investment in KIR under the equity method of accounting. (See Note 8 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

The Company has expanded its investment management program through the establishment of other various institutional joint venture programs in which the Company has noncontrolling interests ranging generally from 5% to 45%.  The Company’s largest joint venture, Kimco Prudential Joint Venture ("KimPru"), was formed in 2006, in connection with the Pan Pacific Retail Properties Inc. ("Pan Pacific") merger transaction, with Prudential Real Estate Investors ("PREI").  The Company earns management fees, acquisition fees, disposition fees and promoted interests based on value creation.  (See Note 8 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

In connection with the Tax Relief Extension Act of 1999 (the "RMA"), which became effective January 1, 2001, the Company is permitted to participate in REIT activities from which it was previously precluded in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries, has been engaged in various retail real estate related opportunities, including (i) ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion (see Recent Developments - Ground-Up Development), (ii) retail real estate advisory and disposition services, which primarily focused on leasing and disposition strategies for real estate property interests of both healthy and distressed retailers and (iii) acting as an agent or principal in connection with tax-deferred exchange transactions.  The Company may consider other investments through taxable REIT subsidiaries should suitable opportunities arise.

The Company has continued its geographic expansion with investments in Canada, Mexico, Puerto Rico, Chile, Brazil and Peru. During October 2001, the Company formed three joint ventures (collectively, the "RioCan Ventures") with RioCan Real Estate Investment Trust ("RioCan", Canada’s largest publicly traded REIT measured by GLA) in which the Company has 50% noncontrolling interests, to acquire retail properties and development projects in Canada. The Company accounts for this investment under the equity method of accounting. The Company has expanded its presence in Canada with the establishment of other joint venture arrangements.  During 2002, the Company, along with various strategic co-investment partners, began acquiring operating and development properties located in Mexico.  During 2006, the Company acquired interests in shopping center properties located in Puerto Rico through joint ventures in which the Company holds controlling ownership interests.

During 2007, the Company acquired an interest in four shopping center properties located in Chile through a joint venture in which the Company holds a noncontrolling ownership interest. During 2008, the Company acquired interests in two shopping center properties in Brazil through a joint venture in which the Company holds a controlling ownership interest and a land parcel for ground-up development located in Peru through a joint venture in which the Company holds a controlling interest.  (See Notes 4 and 8 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

In addition, the Company continues to capitalize on its established expertise in retail real estate by establishing other ventures in which the Company owns a smaller equity interest and provides management, leasing and operational support for those properties. The Company has also provided preferred equity capital in the past to real estate entrepreneurs and, from time to time, provides real estate capital and advisory services to both healthy and distressed retailers.  The Company has also made selective investments in secondary market opportunities where a security or other investment is, in management’s judgment, priced below the value of the underlying assets, however these investments are subject to volatility within the equity and debt markets.

Investment and Operating Strategy

The Company's investment objective is to increase cash flow, current income and, consequently, the value of its existing portfolio of properties and to seek continued growth through (i) the strategic re-tenanting, renovation and expansion of its existing centers and (ii) the selective acquisition of established income-producing real estate properties and properties requiring significant re-tenanting and redevelopment, primarily in neighborhood and community shopping centers in geographic regions in which the Company presently operates.  The Company may consider investments in other real estate sectors and in geographic markets where it does not presently operate should suitable opportunities arise.

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

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base.  As of December 31, 2009, no single neighborhood and community shopping center accounted for more than 1.2% of the Company's annualized base rental revenues or more than 1.0% of the Company’s total shopping center GLA.  At December 31, 2009, the Company’s five largest tenants were The Home Depot, TJX Companies, Sears Holdings, Wal-Mart and Kohl’s, which represent approximately 3.3%, 2.6%, 2.5%, 2.2% and 2.0%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

In connection with the RMA, which became effective January 1, 2001, the Company had expanded its investment and operating strategy to include new real estate-related opportunities which the Company was precluded from previously in order to maintain its qualification as a REIT.  As such, the Company established a merchant building business through its wholly owned taxable REIT subsidiaries, which made selective acquisitions of land parcels for the ground-up development primarily of neighborhood and community shopping centers and subsequent sale thereof upon completion.  During 2009, the Company changed its merchant building business strategy from a sale upon completion strategy to a long-term hold strategy for its remaining merchant building projects. Additionally, the Company had developed a business which specialized in providing capital, real estate advisory services and disposition services of real estate controlled by both healthy and distressed and/or bankrupt retailers.  These services included assistance with inventory and fixture liquidation in connection with going-out-of-business sales.  The Company may participate with other entities in providing these advisory services through partnerships, joint ventures or other co-ownership arrangements. The Company, as part of its investment strategy, may selectively seek investments for its taxable REIT subsidiaries as suitable opportunities arise.

The Company emphasizes equity real estate investments. The Company may at its discretion, invest in preferred equity investments, mortgages, other real estate interests and other investments. The mortgages in which the Company may invest may be either first mortgages, junior mortgages or other mortgage-related securities.  The Company, from time to time, provides mortgage financing to retailers with significant real estate assets, in the form of leasehold interests or fee-owned properties, where the Company believes the underlying value of the real estate collateral is in excess of its loan balance.  In addition, the Company may, on a selective basis, acquire debt instruments at a discount in the secondary market where the Company believes the asset value of the enterprise is greater than the current value, however these investments are subject to volatility within the equity and debt markets.

The Company’s vision is to be the premier owner and operator of retail shopping centers with its core business operations focusing on owning and operating neighborhood and community shopping centers through equity investments in North America.  This vision will entail a shift away from certain non-strategic assets that the Company currently holds. These investments include non-retail preferred equity investments, marketable securities, mortgages on non-retail properties and several urban mixed-use properties.  The Company’s plan is to sell certain non-strategic assets and investments. The Company realizes that the sale of these assets will be over a period of time given the current unfavorable market conditions.  In addition, the Company continues to be dedicated to building its institutional management business by forming joint ventures with high quality domestic and foreign institutional partners for the purpose of investing in neighborhood and community shopping centers.

The Company may offer shares of capital stock or other senior securities in exchange for property and to repurchase or otherwise reacquire its common stock or any other securities and may engage in such activities in the future.  At all times, the Company intends to make investments in such a manner as to be consistent with the requirements of the Code to qualify as a REIT unless, because of circumstances or changes in the Code (or in Treasury Regulations), the Board of Directors determines that it is no longer in the best interests of the Company to qualify as a REIT.

Capital Strategy and Resources

The Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings of BBB+ from Standard and Poors and Baa1 from Moody's Investor Services.  The Company plans to strengthen its balance sheet by pursuing deleveraging efforts over time. It is management's intention that the Company continually have access to the capital resources necessary to expand and develop its business.  Accordingly, the Company may, from time-to-time, seek to obtain funds through additional common and preferred equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives in a manner consistent with its intention to operate with a conservative debt structure.

Since the completion of the Company's IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs.  Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $7.4 billion.  Proceeds from public capital market activities have been used for repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.  The Company also has revolving credit facilities totaling approximately $1.7 billion available for general corporate purposes.  At December 31, 2009 the Company had approximately $139.5 million outstanding on these facilities.

Capital markets continue to experience increased volatility. As available, the Company will continue to access these markets.  In addition to capital markets, the Company had over 420 unencumbered property interests in its portfolio as of December 31, 2009.  The Company has capacity within its bond and other debt covenants to raise up to $2.0 billion in secured financing on these unencumbered properties.

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

Operating Practices

Nearly all operating functions, including leasing, legal, construction, data processing, maintenance, finance and accounting, are administered by the Company from its executive offices in New Hyde Park, New York and supported by the Company’s regional offices.  The Company believes it is critical to have a management presence in its principal areas of operation and, accordingly, the Company maintains regional offices in various cities throughout the United States.  As of December 31, 2009, a total of 640 persons are employed at the Company's executive and regional offices.

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

As of December 31, 2009, the Company also employs a total of 25 persons at several of its larger properties in order to more effectively administer its maintenance and security responsibilities.

Qualification as a REIT

The Company has elected, commencing with its taxable year which began January 1, 1992, to be taxed as a REIT under the Code.  If, as the Company believes, it is organized and operates in such a manner so as to qualify and remain qualified as a REIT under the Code, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code.

Recent Developments

The following describes the Company’s significant transactions and events that occurred during the year ended December 31, 2009. (See Item 8 and Notes 2, 3, 4, 5, 6, 8, 9 and 10 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

Operating Properties -

Acquisitions -

During November 2009, the Company purchased the remaining 85% interest in PL Retail LLC, an entity that indirectly owns through wholly-owned subsidiaries 21 shopping centers, comprising approximately 5.2 million square feet of GLA, in which the Company held a 15% noncontrolling interest prior to this transaction.  The Company paid a purchase price equal to approximately $175.0 million, after customary adjustments and closing prorations, which was equivalent to 85% of PL Retail LLC’s gross asset value, which equaled approximately $825 million, less the assumption of $564 million of non-recourse mortgage debt encumbering 20 properties and $50 million of perpetual preferred stock.  The purchase price includes approximately $20 million for the purchase of development rights for one shopping center.  This transaction resulted in a gain of approximately $7.6 million as a result of a change in control and remeasuring the Company’s 15% noncontrolling equity interest to fair value.  Subsequently, the Company repaid approximately $269 million of the non-recourse mortgage debt which encumbered 10 properties.

During 2009, the Company acquired the remaining ownership interest in 11 unencumbered operating properties from a joint venture in which the Company held a 15% noncontrolling interest comprising an aggregate 1.5 million square feet of GLA for an aggregate purchase price of approximately $106.9 million.

Additionally, during 2009, the Company acquired the remaining ownership interest in an operating property in which the Company held a 10% noncontrolling interest comprising 0.1 million square feet of GLA for a purchase price of approximately $23.6 million, including the assumption of a $13.5 million non-recourse mortgage.

Dispositions -

During 2009, the Company disposed of, in separate transactions, portions of six operating properties and one land parcel for an aggregate sales price of approximately $28.9 million, which resulted in an aggregate gain of approximately $4.1 million, net of income tax of approximately $0.2 million.

Also during 2009, a consolidated joint venture in which the Company has a controlling interest disposed of a parcel of land for approximately $4.8 million and recognized a gain of approximately $4.4 million, before income taxes and noncontrolling interest.  This gain has been recorded as Other income/(expense), net in the Company’s Consolidated Statements of Operations.

Redevelopments -

The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace.  During 2009, the Company substantially completed the redevelopment and re-tenanting of various operating properties.  The Company expended approximately $43.4 million in connection with these major redevelopments and re-tenanting projects during 2009. The Company is currently involved in redeveloping several other shopping centers in the existing portfolio.  The Company anticipates its capital commitment toward these and other redevelopment projects will be approximately $30.0 million to $40.0 million during 2010.

Ground-Up Development -

The Company is engaged in ground-up development projects which consist of (i) U.S. ground-up development projects which will be held as long-term investments by the Company and (ii) various ground-up development projects located in Latin America for long-term investment (see Recent Developments - International Real Estate Investments and Note 3 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).  During 2009, the Company changed its merchant building business strategy from a sale upon completion strategy to a long-term hold strategy.  Those properties previously considered merchant building have been either placed in service as long-term investment properties or included in U.S. ground-up development.  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of December 31, 2009, the Company had in progress a total of 11 ground-up development projects, consisting of seven ground-up development projects located throughout Mexico, two ground-up development projects located in the U.S., one ground-up development project located in Chile, and one ground-up development project located in Brazil. The Company anticipates its capital commitment toward its ground-up development projects will be approximately $50.0 million to $60.0 million during 2010.  The availability under the Company’s revolving lines of credit is expected to be sufficient to fund these anticipated capital requirements.

U.S. ground-up development -

During 2009, the Company expended approximately $45.0 million in connection with construction costs related to U.S. ground-up development projects.  Additionally, the Company purchased, in separate transactions, various partners’ interests in five former merchant building projects for an aggregate $9.9 million.

Construction loans -

During 2009, the Company fully repaid nine construction loans aggregating approximately $212.2 million.  As of December 31, 2009, total loan commitments on the Company’s four remaining construction loans aggregated approximately $69.7 million of which approximately $45.8 million has been funded.  These loans have scheduled maturities ranging from 11 months to 56 months (excluding any extension options which may be available to the Company) and bear interest at rates ranging from 2.13% to 4.50% at December 31, 2009.  Approximately $3.4 million of the outstanding loan balance matures in 2010.  These maturing loans are anticipated to be repaid with operating cash flows, borrowings under the Company’s credit facilities and additional debt financings.  In addition, the Company may pursue or exercise existing extension options with lenders where available.

Dispositions -

During 2009, the Company sold, in separate transactions, five out-parcels, four land parcels and three ground leases for aggregate proceeds of approximately $19.4 million.  These transactions resulted in gains on sale of development properties of approximately $5.8 million, before income taxes of $2.3 million.

Kimsouth -

During 2009, the Company acquired the remaining 7.5% interest in Kimsouth, a consolidated taxable REIT subsidiary in which the Company held a 92.5% controlling interest, for a purchase price of approximately $5.5 million.

Investment and Advances in Real Estate Joint Ventures -

The Company has various institutional and non-institutional joint venture programs in which the Company has various noncontrolling interests, which are accounted for under the equity method of accounting.  (See Note 8 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

Dispositions -

During November 2009, the 85% owner in PL Retail, LLC, an entity that indirectly owns through wholly-owned subsidiaries 21 shopping centers, comprising approximately 5.2 million square feet of GLA, in which the Company held a 15% noncontrolling interest prior to this transaction, sold its interest to the Company. The Company paid a purchase price equal to approximately $175.0 million, after customary adjustments and closing prorations, which was equivalent to 85% of PL Retail LLC’s gross asset value, which equaled approximately $825 million, less the assumption of $564 million of non-recourse mortgage debt encumbering 20 properties and $50 million of perpetual preferred stock.  This transfer resulted in an aggregate net gain of approximately $57.5 million of which the Company’s share was approximately $8.6 million. As a result of this transaction the Company now consolidates this entity.

Additionally, during 2009, KimPru sold 22 operating properties for an aggregate sales price of approximately $214.0 million, comprised of (i) 11 operating properties sold to the Company for an aggregate sales price of approximately $106.9 million which resulted in an aggregate net gain of approximately $0.9 million of which the Company’s share was approximately $0.1 million and (ii) 11 operating properties and its interest in an unconsolidated joint venture, sold in separate transactions, for an aggregate sales price of approximately $107.1 million.  These sales resulted in an aggregate net gain of approximately $0.1 million.  Proceeds from these property sales were used to repay a portion of the outstanding balance on KimPru’s credit facility, described below.

Also, during 2009, a joint venture in which the Company held a 10% noncontrolling interest sold one operating property comprising 0.1 million square feet of GLA to the Company for a purchase price of approximately $23.6 million, including the assumption of a $13.5 million non-recourse mortgage.  This sale resulted in a gain of approximately $3.4 million of which the Company’s share was approximately $0.3 million.

Financings -

During 2009, joint ventures in which the Company has noncontrolling interests (i) repaid approximately $113.8 million in non-recourse mortgage debt with interest rates ranging from 2.75% to 8.30%, (ii) refinanced approximately $212.9 million in mortgage debt with approximately $226.6 million of new mortgage debt which bear interest at rates ranging from 6.64% to 7.88% and maturity dates ranging from three years to seven years, and (iii) obtained new mortgage debt on previously unencumbered properties of approximately $214.0 million with interest rates ranging from 3.75% to 7.85% and maturity dates ranging from three to ten years.

International Real Estate Investments -

Canadian Investments -

The Company recognized equity in income from its unconsolidated Canadian investments in real estate joint ventures of approximately $12.2 million, $18.6 million and $22.5 million during 2009, 2008 and 2007, respectively.  In addition, income from its Canadian preferred equity investments was approximately $12.9 million, $23.2 million, $35.1 million during 2009, 2008 and 2007, respectively.

During 2009, an unconsolidated Canadian joint venture in which the Company has a 50% noncontrolling interest refinanced approximately $30.3 million in mortgage debt with approximately $46.1 million in mortgage debt which bears interest at rates ranging from 5.90% to 6.82% and maturity dates ranging from five years to ten years.

Latin American Investments -

During 2009, the Company acquired a land parcel located in Rio Clara, Brazil through a newly formed consolidated joint venture in which the Company has a 70% controlling ownership interest for a purchase price of 3.3 million Brazilian Reals (approximately USD $1.5 million). This parcel will be developed into a 48,000 square foot retail shopping center.

Additionally, during 2009, the Company acquired a land parcel located in San Luis Potosi, Mexico, through an unconsolidated joint venture in which the Company has a noncontrolling interest, for an aggregate purchase price of approximately $0.8 million.

The Company recognized equity in income from its unconsolidated Mexican investments in real estate joint ventures of approximately $7.0 million, $17.1 million, and $5.2 million during 2009, 2008 and 2007, respectively.

The Company recognized equity in income from its unconsolidated Chilean investments in real estate joint ventures of approximately $0.4 million, $0.2 and $0.1 million during 2009, 2008 and 2007, respectively.

The Company’s revenues from its consolidated Mexican subsidiaries aggregated approximately $23.4 million, $20.3 million, $8.5 million during 2009, 2008 and 2007, respectively. The Company’s revenues from its consolidated Brazilian subsidiaries aggregated approximately $1.5 million and $0.4 million during 2009 and 2008, respectively.  The Company’s revenues from its consolidated Chilean subsidiaries aggregated less than $100,000 during 2009 and 2008, respectively.

Mortgages and Other Financing Receivables -

During 2009, the Company provided financing to five borrowers for an aggregate amount of approximately $8.3 million.  During 2009, the Company received an aggregate of approximately $40.4 million which fully paid down the outstanding balance on four mortgage receivables.  As of December 31, 2009, the Company had 37 loans with total commitments of up to $178.9 million, of which approximately $131.3 million has been funded.  Availability under the Company’s revolving credit facilities are expected to be sufficient to fund these remaining commitments.  (See Note 10 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

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

During 2009, economic conditions had continued to experience volatility resulting in further declines in the real estate and equity markets. Year over year increases in capitalization rates, discount rates and vacancies as well as the deterioration of real estate market fundamentals, negatively impacted net operating income and leasing which further contributed to declines in real estate markets in general.

As a result of the volatility and declining market conditions described above, as well as the Company’s strategy in relation to certain of its non-retail assets, the Company recognized non-cash impairment charges during 2009, aggregating approximately $175.1 million, before income tax benefit of approximately $22.5 million and noncontrolling interests of approximately $1.2 million.  Details of these non-cash impairment charges are as follows (in millions):

Impairment of property carrying values	$50.0
Real estate under development	2.1
Investments in other real estate investments	49.2
Marketable securities and other investments	30.1
Investments in real estate joint ventures	43.7
Total impairment charges	$175.1

(See Notes 2, 6, 8, 9, 10 and 11 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

In addition to the impairment charges above, the Company recognized impairment charges during 2009 of approximately $38.7 million, before income tax benefit of approximately $11.0 million, relating to certain properties held by unconsolidated joint ventures in which the Company holds noncontrolling interests ranging from 15% to 45%. These impairment charges are included in Equity in income of joint ventures, net in the Company’s Consolidated Statements of Operations.

Financing Transactions -

During December 2009, the Company completed a primary public stock offering of 28,750,000 shares of the Company’s common stock.  The net proceeds from this sale of common stock, totaling approximately $345.1 million (after related transaction costs of $0.75 million) were used to partially repay the outstanding balance under the Company’s U.S. revolving credit facility.

During September 2009, the Company issued $300.0 million of 10-year Senior Unsecured Notes at an interest rate of 6.875% payable semi-annually in arrears.  These notes were sold at 99.84% of par value.  Net proceeds from the issuance were approximately $297.3 million, after related transaction costs of approximately $0.3 million. The proceeds from this issuance were primarily used to repay the Company’s $220.0 million unsecured term loan described below.  The remaining proceeds were used to repay certain construction loans that were scheduled to mature in 2010 (see Note 12 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).

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

During the year ended December 31, 2009, the Company repaid (i) its $130.0 million 6.875% senior notes, which matured on February 10, 2009, (ii) its $20.0 million 7.56% Medium Term Note, which matured in May 2009 and (iii) its $25.0 million 7.06% Medium Term Note, which matured in July 2009.

During 2009, the Company (i) obtained an aggregate of approximately $400.2 of non-recourse mortgage debt on 21 operating properties, (ii) assumed approximately $579.2 million of individual non-recourse mortgage debt relating to the acquisition of 22 operating properties, including approximately $1.6 million of fair value debt adjustments and (iii) paid off approximately $437.7 million of individual non-recourse mortgage debt that encumbered 24 operating properties.

For further discussion regarding financing transactions see Management's Discussion and Analysis of Results of Operations and Financial Condition - Financing Activities and Contractual Obligations and Other Commitments.  (See Notes 12, 13, 14 and 18 of the Notes to Consolidated Financial Statement included in this annual report on Form 10-K.)

Exchange Listings

The Company's common stock, Class F Depositary Shares and Class G Depositary Shares are traded on the New York Stock Exchange (“NYSE”) under the trading symbols "KIM", "KIMprF" and “KIMprG”, respectively.

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

Risks Related to Adverse Global Market and Economic Conditions

Adverse global market and economic conditions and competition may impede our ability to generate sufficient income to pay expenses and maintain our properties.

Recent market and economic conditions have been unprecedented and challenging with slower growth and tighter credit conditions. Continued concerns about the systemic impact of the availability and cost of credit, the U.S. mortgage market, inflation, energy costs, geopolitical issues and declining real estate markets have contributed to increased market volatility and diminished expectations for the U.S. economy.  These adverse market conditions and competition may impede our ability to generate sufficient income to pay expenses, maintain our properties, pay dividends and refinance debt.

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

During 2009, the Company recognized non-cash impairment charges of approximately $175.1 million, before income taxes and noncontrolling interest, relating to adjustments to property carrying values, investments in real estate joint ventures, real estate under development and other real estate investments.  Ongoing adverse market and economic conditions could cause us to recognize additional impairments in the future.

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

A tenant that files for bankruptcy protection may not continue to pay us rent. A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar all efforts by us to collect pre-bankruptcy debts from the tenant or the lease guarantor, or their property, unless the bankruptcy court permits us to do so.  A tenant or lease guarantor bankruptcy could delay our efforts to collect past due balances under the relevant leases and could ultimately preclude collection of these sums. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages.  As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold, if at all.

Risks Related to Our Acquisition, Development, Operation, and Sale of Real Property

We may be unable to sell our real estate property investments when appropriate or on favorable terms.

Real estate property investments are illiquid and generally cannot be disposed of quickly. In addition, the federal tax code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies.  Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms.

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

We have invested in some cases as a co-venturer or partner in properties instead of owning directly.  In these investments, we do not have exclusive control over the development, financing, leasing, management and other aspects of these investments. As a result, the co-venturer or partner might have interests or goals that are inconsistent with ours, take action contrary to our interests or otherwise impede our objectives. These investments involve risks and uncertainties, including the risk of the co-venturer or partner failing to provide capital and fulfill its obligations, which may result in certain liabilities to us for guarantees and other commitments, the risk of conflicts arising between us and our partners and the difficulty of managing and resolving such conflicts, and the difficulty of managing or otherwise monitoring such business arrangements.  The co-venturer or partner also might become insolvent or bankrupt, which may result in significant losses to us.

Although our joint venture arrangements may allow us to share risks with our joint-venture partners, these arrangements may also decrease our ability to manage risk.  Joint ventures have additional risks, such as:

•

potentially inferior financial capacity, diverging business goals and strategies and our need for the venture partner continued cooperation;

•

our inability to take actions with respect to the joint venture activities that we believe are favorable if our joint venture partner does not agree;

•

our inability to control the legal entity that has title to the real estate associated with the joint venture;

•

our lenders may not be easily able to sell our joint venture assets and investments or view them less favorably as collateral, which could negatively affect our liquidity and capital resources;

•

our joint venture partners can take actions that we may not be able to anticipate or prevent, which could result in negative impacts on our debt and equity; and

•

our joint venture partners’ business decisions or other actions or omissions may result in harm to our reputation or adversely affect the value of our investments.

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

Risks Related to Our International Operations

We have significant international operations, which may be affected by economic, political and other risks associated with international operations, and this could adversely affect our business.

We invest in and conduct operations outside the United States.  The risks we face in international business operations include, but are not limited to:

•

currency risks, including currency fluctuations;

•

unexpected changes in legislative and regulatory requirements;

•

potential adverse tax burdens;

•

burdens of complying with different accounting and permitting standards, labor laws and a wide variety of foreign laws;

•

obstacles to the repatriation of earnings and cash;

•

regional, national and local political uncertainty;

•

economic slowdown and/or downturn in foreign markets;

•

difficulties in staffing and managing international operations;

•

difficulty in administering and enforcing corporate policies, which may be different than the normal business practices of local cultures; and

•

reduced protection for intellectual property in some countries.

Each of these risks might impact our cash flow or impair our ability to borrow funds, which ultimately could adversely affect our business, financial condition, operating results and cash flows.

In order to fully develop our international operations, we must overcome cultural and language barriers and assimilate different business practices. In addition, we are required to create compensation programs, employment policies and other administrative programs that comply with laws of multiple countries. We also must communicate and monitor standards and directives in our international locations. Our failure to successfully manage our geographically diverse operations could impair our ability to react quickly to changing business and market conditions and to enforce compliance with standards and procedures. Since a meaningful portion of our revenues are generated internationally, we must devote substantial resources to managing our international operations.

Our future success will be influenced by our ability to anticipate and effectively manage these and other risks associated with our international operations. Any of these factors could, however, materially adversely affect our international operations and, consequently, our financial condition, results of operations and cash flows.

Our international operations are subject to a variety of laws and regulations, and we can predict neither the impact of associated requirements to which our international operations may be subject nor the potential that we may face regulatory sanctions.

Our international operations are subject to a variety of U.S. and foreign laws and regulations, including the U.S. Foreign Corrupt Practices Act, or FCPA. We cannot assure you that we will continue to be found to be operating in compliance with, or be able to detect violations of, any such laws or regulations. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

We cannot assure you that our employees will adhere to our code of business ethics or any other of our policies, applicable anti-corruption laws, including the FCPA, or other legal requirements. Failure to comply with these requirements may subject us to legal, regulatory or other sanctions, which could adversely affect our financial condition, results of operations and cash flows.

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

We may distribute taxable dividends that are partially payable in cash and partially payable in our stock. Under recent IRS guidance, up to 90% of any such taxable dividend with respect to calendar years 2008 through 2011, and in some cases declared as late as December 31,2012, could be payable in our stock if certain conditions are met. Although we reserve the right to utilize this procedure in the future, we currently have no intent to do so. In the event that we pay a portion of a dividend in shares of our common stock, taxable U.S. stockholders would be required to pay tax on the entire amount of the dividend, including the portion paid in shares of common stock, in which case such stockholders might have to pay the tax using cash from other sources. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividend, including in respect of all or a portion of such dividend that is payable in stock.  In addition, if a significant number of our stockholders sell shares of our common stock in order to pay taxes owed on dividends, such sales would put downward pressure on the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

Real Estate Portfolio

As of December 31, 2009, the Company had interests in 1,915 properties, including 1,478 in retail operating properties, 437 in non-retail properties, totaling approximately 176.9 million square feet of GLA located in 45 states, Puerto Rico, Canada, Mexico and South America.  The Company’s portfolio includes interests ranging from 5% to 50% in 433 shopping center properties comprising approximately 65.8 million square feet of GLA relating to the Company’s investment management programs and other joint ventures.  Neighborhood and community shopping centers comprise the primary focus of the Company's current portfolio.  As of December 31, 2009, the Company’s total shopping center portfolio, comprised of total GLA of 127.3 million from 912 properties, was approximately 92.6% leased.

The Company's neighborhood and community shopping center properties, which are generally owned and operated through subsidiaries or joint ventures, had an average size of approximately 140,000 square feet as of December 31, 2009.  The Company generally retains its shopping centers for long-term investment and consequently pursues a program of regular physical maintenance together with major renovations and refurbishing to preserve and increase the value of its properties.

These projects usually include renovating existing facades, installing uniform signage, resurfacing parking lots and enhancing parking lot lighting.  During 2009, the Company capitalized approximately $9.2 million in connection with these property improvements and expensed to operations approximately $20.3 million.

The Company's neighborhood and community shopping centers are usually "anchored" by a national or regional discount department store, supermarket or drugstore.  As one of the original participants in the growth of the shopping center industry and one of the nation's largest owners and operators of shopping centers, the Company has established close relationships with a large number of major national and regional retailers.  Some of the major national and regional companies that are tenants in the Company's shopping center properties include The Home Depot, TJX Companies, Sears Holdings, Wal-Mart, Kohl’s, Costco, Best Buy and Royal Ahold.

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

Approximately 20.9% of the Company's leases also contain provisions requiring the payment of additional rent calculated as a percentage of tenants’ gross sales above predetermined thresholds.  Percentage rents accounted for less than 1% of the Company's revenues from rental property for the year ended December 31, 2009.  Additionally, a majority of the Company’s leases have built in contractual rent increases as well as escalation clauses.  Such escalation clauses often include increases based upon changes in the consumer price index or similar inflation indices.

Minimum base rental revenues and operating expense reimbursements accounted for approximately 98% of the Company's total revenues from rental property for the year ended December 31, 2009.  The Company's management believes that the base rent per leased square foot for many of the Company's existing leases is generally lower than the prevailing market-rate base rents in the geographic regions where the Company operates, reflecting the potential for future growth.

As of December 31, 2009, the Company’s consolidated portfolio, comprised of 61.5 million square feet of GLA, was 92.2% leased. For the period January 1, 2009 to December 31, 2009, the Company increased the average base rent per leased square foot in its U.S. consolidated portfolio of neighborhood and community shopping centers from $10.63 to $11.13, an increase of $0.50.  This increase primarily consists of (i) a $0.38 increase relating to acquisitions, (ii) a $0.03 increase relating to dispositions or the transfer of properties to various joint venture entities and (iii) a $0.09 increase relating to new leases signed net of leases vacated and rent step-ups within the portfolio. For the period January 1, 2009 to December 31, 2009, the Company increased the average base rent per leased square foot in its Latin American consolidated portfolio of neighborhood and community shopping centers from $11.58 to $11.69, an increase of $0.11 primarily relating to new leases signed net of leases vacated and rent step-ups within the portfolio.

The Company seeks to reduce its operating and leasing risks through geographic and tenant diversity.  No single neighborhood and community shopping center accounted for more than 1.0% of the Company's total shopping center GLA or more than 1.2% of total annualized base rental revenues as of December 31, 2009. The Company’s five largest tenants at December 31, 2009, were The Home Depot, TJX Companies, Sears Holdings, Wal-Mart and Kohl’s, which represent approximately 3.3%, 2.6%, 2.5%, 2.2% and 2.0%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.  The Company maintains an active leasing and capital improvement program that, combined with the high quality of the locations, has made, in management's opinion, the Company's properties attractive to tenants.

The Company's management believes its experience in the real estate industry and its relationships with numerous national and regional tenants gives it an advantage in an industry where ownership is fragmented among a large number of property owners.

Retail Store Leases  In addition to neighborhood and community shopping centers, as of December 31, 2009, the Company had interests in retail store leases totaling approximately 1.5 million square feet of anchor stores in 16 neighborhood and community shopping centers located in 11 states.  As of December 31, 2009, approximately 92.6% of the space in these anchor stores had been sublet to retailers that lease the stores under net lease agreements providing for average annualized base rental payments of $4.54 per square foot. The average annualized base rental payments under the Company’s retail store leases to the landowners of such subleased stores are approximately $2.50 per square foot.  The average remaining primary term of the retail store leases (and, similarly, the remaining primary term of the sublease agreements with the tenants currently leasing such space) is approximately four years, excluding options to renew the leases for terms which generally range from five years to 20 years.  The Company’s investment in retail store leases is included in the caption Other real estate investments in the Company’s Consolidated Balance Sheets.

Ground-Leased Properties  The Company has interests in 51 consolidated shopping center properties and interests in 21 shopping center properties in unconsolidated joint ventures that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company (or an affiliated joint venture) to construct and/or operate a shopping center.  The Company or the joint venture pays rent for the use of the land and generally is responsible for all costs and expenses associated with the building and improvements.  At the end of these long-term leases, unless extended, the land together with all improvements revert to the landowner.

Ground-Up Development Properties  The Company is engaged in ground-up development projects which consist of (i) U.S. ground-up development projects which will be held as long-term investments by the Company and (ii) various ground-up development projects located in Latin America for long-term investment (see Recent Developments - International Real Estate Investments and Note 3 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).  During 2009, the Company changed its merchant building business strategy from a sale upon completion strategy to a long-term hold strategy. Those properties previously considered merchant building are now either placed in service or included in U.S. ground-up development.  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of December 31, 2009, the Company had in progress a total of 11 ground-up development projects, consisting of seven ground-up development projects located throughout Mexico, two ground-up development projects located in the U.S., one ground-up development project located in Chile, and one ground-up development project located in Brazil.

Undeveloped Land  The Company owns certain unimproved land tracts and parcels of land adjacent to certain of its existing shopping centers that are held for possible expansion. At times, should circumstances warrant, the Company may develop or dispose of these parcels.

The table on pages 23 through 36 sets forth more specific information with respect to each of the Company's property interests.

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

Item 4.  Reserved

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA (SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

ALABAMA
HOOVER	2007	JOINT VENTURE	178.2	116,602	84.0	BOOKS-A-MILLION	2020	2035	PETCO	2019	2029	SHOE CARNIVAL	2019	2029
MOBILE (7)	2006	JOINT VENTURE	48.8	360,023	69.0	ACADEMY SPORTS & OUTDOORS	2021	2031	VIRGINIA COLLEGE	2020	2030	ROSS DRESS FOR LESS	2015	2035
ALASKA
ANCHORAGE	2006	JOINT VENTURE	24.6	164,000	98.0	MICHAELS	2017	2037	BED BATH & BEYOND	2019	2039	OLD NAVY	2012	2018
KENAI (10)	2003	JOINT VENTURE	14.7	146,759	100.0	HOME DEPOT	2018	2048
ARIZONA
GLENDALE	2009	FEE	7.0	70,428	93.0	SAFEWAY	2016	2046
GLENDALE	2007	FEE	16.5	87,722	97.0	MOR FURNITURE FOR LESS	2018		MICHAELS	2013	2018	ANNA'S LINENS	2015	2025
GLENDALE (4)	1998	FEE	40.5	333,388	84.0	COSTCO	2011	2046	FLOOR & DECOR	2015	2025	SPF FURNISHINGS	2016	2022
MARANA (10)	2003	FEE	18.2	191,008	100.0	LOWE'S HOME CENTER	2019	2069
MESA	1998	FEE	19.8	145,452	45.0	ROSS DRESS FOR LESS	2010	2015
MESA	2009	FEE	29.4	307,375	88.0	SPORTS AUTHORITY	2016	2046	MOR FURNITURE FOR LESS	2020	2030	MICHAELS	2010	2025
MESA	2005	GROUND LEASE (2078)	177.8	1,111,735	90.0	WAL-MART	2027	2077	BASS PRO SHOPS	2027	2057	HOME DEPOT	2028	2058
NORTH PHOENIX	1998	FEE	17.0	230,164	100.0	BURLINGTON COAT FACTORY	2018	2023	GUITAR CENTER	2017	2027	MICHAELS	2012	2022
PHOENIX	1998	FEE	13.4	153,180	93.0	HOME DEPOT	2020	2050	JO-ANN FABRICS	2010	2025
PHOENIX	1998	FEE	26.6	229,334	94.0	COSTCO	2011	2041	FAMSA	2022	2032	K-MOMO	2012	2017
PHOENIX	1997	FEE	17.5	131,621	88.0	SAFEWAY	2014	2039	TRADER JOE'S	2014	2029
PHOENIX (10)	1998	JOINT VENTURE	1.6	16,410	100.0	CHAPMAN BMW	2016	2031
PHOENIX (3)	2006	FEE	9.4	94,379	42.0	DOLLAR TREE	2012	2017
TUCSON (10)	2003	JOINT VENTURE	17.8	190,174	100.0	LOWE'S HOME CENTER	2019	2069
CALIFORNIA
ALHAMBRA	1998	FEE	18.4	195,455	99.0	COSTCO	2027	2057	COSTCO	2027	2057	JO-ANN FABRICS	2014	2019
ANAHEIM	1995	FEE	1.0	15,396	100.0	NORTHGATE GONZALEZ MARKETS	2022	2032
ANAHEIM (3)	2006	FEE	36.1	347,236	94.0	FOREVER 21	2012	2022	EL SUPER	2023	2033	OFFICEMAX	2011	2026
ANAHEIM (3)	2006	FEE	19.1	185,247	88.0	RALPHS	2016	2046	RITE AID	2016	2025	$1 DISCOUNT CENTER	2011	2016
ANAHEIM (3)	2006	FEE	8.5	105,085	94.0	STATER BROTHERS	2011	2026	CVS	2012	2022
ANGEL'S CAMP	2006	FEE	5.1	77,967	94.0	SAVE MART	2022	2048	RITE AID	2011	2031
ANTELOPE	2006	FEE	13.1	119,998	85.0	FOOD MAXX	2010		GOODWILL INDUSTRIES	2014	2029
BELLFLOWER (3)	2006	GROUND LEASE (2032)/JOINT VENTURE	9.1	113,511	100.0	STATER BROTHERS	2017	2032	STAPLES	2012
CARLSBAD (3)	2006	FEE	21.1	160,928	85.0	MARSHALLS	2013	2018	DOLLAR TREE	2014	2024	KIDS 'R' US	2018	2027
CARMICHAEL	1998	FEE	18.5	213,721	92.0	HOME DEPOT	2013	2022	SPORTS AUTHORITY	2010	2024	CVS	2013	2033
CHICO	2006	FEE	1.3	19,560	84.0
CHICO	2008	JOINT VENTURE	26.4	264,336	88.0	FOOD MAXX	2014	2024	ASHLEY FURNITURE	2016		BED, BATH & BEYOND	2014	2029
CHICO (5)	2007	JOINT VENTURE	7.3	69,812	100.0	RALEY'S	2024	2039
CHINO (3)	2006	FEE	33.0	341,577	89.0	LA CURACAO	2021	2041	ROSS DRESS FOR LESS	2013	2033	DD'S DISCOUNT	2016	2036
CHINO (3)	2006	FEE	13.1	168,264	100.0	DOLLAR TREE	2013	2023	PETSMART	2012	2027	RITE AID	2015	2020
CHINO HILLS	2008	JOINT VENTURE	7.2	73,352	94.0	STATER BROTHERS	2022	2052
CHULA VISTA	1998	FEE	3.5	356,335	100.0	COSTCO	2029	2079	WAL-MART	2025	2086	NAVCARE	2010
COLMA (5)	2006	JOINT VENTURE	6.4	213,532	98.0	MARSHALLS	2012		NORDSTROM RACK	2017		BED BATH & BEYOND	2016	2026
CORONA	1998	FEE	48.1	491,998	82.0	COSTCO	2012	2042	HOME DEPOT	2015	2029	ROSS DRESS FOR LESS	2010
CORONA	2007	FEE	12.3	148,805	93.0	VONS	2013	2038	PETSMART	2014	2034	ANNA'S LINENS	2012	2027
COVINA (4)	2000	GROUND LEASE (2053)/ JOINT VENTURE	26.0	278,562	50.0	STAPLES	2011		PETSMART	2010	2028	MICHAELS	2013	2023
CUPERTINO	2006	FEE	11.5	114,533	91.0	99 RANCH MARKET	2012	2027
DALY CITY	2002	FEE	25.6	599,682	98.0	HOME DEPOT	2026	2056	BURLINGTON COAT FACTORY	2012	2022	SAFEWAY	2014	2024
DUBLIN (3)	2006	FEE	12.4	154,728	93.0	ORCHARD SUPPLY HARDWARE	2011	2021	MARSHALLS	2011	2026	ROSS DRESS FOR LESS	2013	2023
EL CAJON	2009	FEE	10.4	98,396	90.0	RITE AID	2018	2043	ROSS DRESS FOR LESS	2014	2024	PETCO	2014
EL CAJON (10)	2003	JOINT VENTURE	10.9	128,343	100.0	KOHL'S	2024	2053	MICHAELS	2015	2035
ELK GROVE	2006	FEE	2.3	30,130	100.0
ELK GROVE	2006	FEE	0.8	7,880	98.0
ELK GROVE (3)	2006	FEE	8.1	89,216	91.0	BEL AIR MARKET	2025	2050
ELK GROVE (3)	2006	FEE	5.0	34,015	70.0
ENCINITAS (3)	2006	FEE	9.1	119,734	84.0	ALBERTSONS	2011	2031	TOTAL WOMAN GYM	2019	2029
ESCONDIDO (3)	2006	FEE	23.1	231,157	95.0	LA FITNESS	2017	2032	VONS	2014	2034	CVS	2014	2034
FAIR OAKS (3)	2006	FEE	9.6	104,866	95.0	RALEY'S	2011	2021
FOLSOM (10)	2003	JOINT VENTURE	9.5	108,255	100.0	KOHL'S	2018	2048
FREMONT (3)	2006	FEE	11.9	131,239	100.0	SAVE MART	2013	2038	CVS	2011	2021	BALLY TOTAL FITNESS	2014	2034
FREMONT (3)	2007	JOINT VENTURE	51.7	504,666	94.0	SAFEWAY	2025	2050	BED BATH & BEYOND	2010	2025	MARSHALLS	2015	2030

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA (SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

FRESNO	2009	FEE	10.8	121,228	100.0	BED BATH & BEYOND	2015	2025	SPORTS AUTHORITY	2013	2023	ROSS DRESS FOR LESS	2011	2031
FRESNO (3)	2006	FEE	9.9	102,581	90.0	SAVE MART	2014	2034	RITE AID	2014	2044
FULLERTON (3)	2006	GROUND LEASE (2025)	20.3	270,334	95.0	TOYS'R 'US/CHUCK E.CHEESE	2017	2042	AMC THEATRES	2012	2037	AMC THEATERS	2012	2037
GARDENA (3)	2006	FEE	6.5	65,987	100.0	99 RANCH MARKET	2010	2020	RITE AID	2015	2035
GRANITE BAY (3)	2006	FEE	11.5	140,184	80.0	RALEY'S	2018	2033
GRASS VALLEY (3)	2006	FEE	30.0	217,461	93.0	RALEY'S	2018		JCPENNEY	2013	2033	SOUTH YUBA CLUB	2014	2019
HACIENDA HEIGHTS (3)	2006	FEE	12.1	135,012	87.0	ALBERTSONS	2016	2071	VIVO DANCE	2012
HAYWARD (3)	2006	FEE	7.2	80,911	90.0	99 CENTS ONLY STORES	2015	2025	BIG LOTS	2011	2021
HUNTINGTON BEACH (3)	2006	FEE	12.0	148,756	85.0	VONS	2016	2036	CVS	2015	2030
JACKSON	2008	JOINT VENTURE	9.2	67,665	100.0	RALEY'S	2024	2049
LA MIRADA	1998	FEE	31.2	261,782	94.0	TOYS R US	2012	2032	U.S. POSTAL SERVICE	2015	2020	MOVIES 7 DOLLAR THEATRE	2013	2018
LA VERNE (3)	2006	GROUND LEASE (2059)	20.1	227,575	98.0	TARGET	2015	2035	VONS	2010	2055
LAGUNA HILLS	2007	JOINT VENTURE	0.0	160,000		MACY’S	2014	2050
LINCOLN (5)	2007	JOINT VENTURE	13.1	119,559	97.0	SAFEWAY	2026	2066	CVS	2027	2057
LIVERMORE (3)	2006	FEE	8.1	104,363	87.0	ROSS DRESS FOR LESS	2014	2024	RICHARD CRAFTS	2013	2018	BIG 5 SPORTING GOODS	2012	2022
LOS ANGELES (3)	2006	GROUND LEASE (2050)	14.6	165,195	89.0	RALPHS/FOOD 4 LESS	2012	2037	FACTORY 2-U	2011	2016	RITE AID	2015	2020
LOS ANGELES (3)	2006	GROUND LEASE (2070)	0.0	169,744	98.0	KMART	2012	2018	SUPERIOR MARKETS	2023	2038	CVS	2011	2016
MANTECA	2006	FEE	1.1	19,455	94.0
MANTECA (3)	2006	FEE	7.2	96,393	86.0	PAK 'N SAVE	2013		BIG 5 SPORTING GOODS	2018
MERCED	2006	FEE	1.6	27,350	72.0
MODESTO (3)	2006	FEE	17.9	214,402	54.0	RALEY'S	2014	2024
MONTEBELLO (4)	2000	JOINT VENTURE	25.4	251,489	97.0	SEARS	2012	2062	TOYS R US	2018	2043	AMC THEATRES	2012	2032
MORAGA (3)	2006	FEE	33.7	163,630	81.0	TJ MAXX	2011	2026	CVS	2010	2035	U.S. POSTAL SERVICE	2016	2031
MORGAN HILL (10)	2003	JOINT VENTURE	8.1	103,362	100.0	HOME DEPOT	2024	2054
NAPA	2006	GROUND LEASE (2075)	34.5	349,530	100.0	TARGET	2020	2040	HOME DEPOT	2018	2040	RALEY'S	2020	2045
NORTHRIDGE	2005	FEE	9.3	158,812	99.0	DSW SHOE WAREHOUSE	2016	2028	GELSON'S MARKET	2017	2027
NOVATO	2009	FEE	11.3	133,828	94.0	SAFEWAY	2025	2060	RITE AID	2013	2023	BIG LOTS	2010	2020
OCEANSIDE (3)	2006	FEE	42.7	366,775	82.0	ROSS DRESS FOR LESS	2014		BARNES & NOBLE	2013	2028	MICHAELS	2013	2033
OCEANSIDE (3)	2006	GROUND LEASE (2048)	9.5	92,378	88.0	TRADER JOE'S	2016	2026	LAMPS PLUS	2011
OCEANSIDE (3)	2006	FEE	10.2	88,363	58.0	SMART & FINAL	2024	2034
ORANGEVALE (3)	2007	JOINT VENTURE	17.3	160,811	90.0	SAVE MART	2024	2064	CVS	2022	2052	U.S. POSTAL SERVICE	2012
OXNARD (4)	1998	FEE	14.4	171,580	100.0	TARGET	2013		FOOD 4 LESS	2013		24 HOUR FITNESS	2010	2020
PACIFICA (6)	2004	JOINT VENTURE	13.6	168,871	96.0	SAFEWAY	2018	2038	ROSS DRESS FOR LESS	2015	2020	RITE AID	2021
PACIFICA (3)	2006	FEE	7.5	104,281	94.0	SAVE MART	2010	2032	RITE AID	2012	2042
PLEASANTON	2007	JOINT VENTURE	0.0	175,000			2012	2040
POWAY	2005	FEE	8.3	121,713	88.0	STEIN MART	2013	2028	HOME GOODS	2014	2034	OFFICE DEPOT	2013	2028
RANCHO CUCAMONGA (3)	2006	GROUND LEASE (2042)	17.1	286,846	67.0	FOOD 4 LESS	2014	2034	SPORTS CHALET	2011	2013	PETSMART	2010	2029
RANCHO CUCAMONGA (3)	2006	FEE	5.2	56,019	91.0	CVS	2011	2026
RANCHO MIRAGE (3)	2006	FEE	16.9	165,156	84.0	VONS	2010	2039	CVS	2015	2030
RED BLUFF	2006	FEE	4.6	23,200	89.0
REDDING	2006	FEE	1.8	21,876	58.0
REDWOOD CITY	2009	FEE	6.4	49,429	100.0	ORCHARD SUPPLY HARDWARE	2019	2029
RIVERSIDE	2008	JOINT VENTURE	5.0	86,108	97.0	BURLINGTON COAT FACTORY	2014	2029
ROSEVILLE	2009	FEE	20.3	188,493	96.0	SPORTS AUTHORITY	2016	2031	ROSS DRESS FOR LESS	2013	2028	STAPLES	2013	2028
ROSEVILLE (5)	2007	JOINT VENTURE	9.0	81,171	100.0	SAFEWAY	2030	2060
SACRAMENTO (3)	2006	FEE	23.1	188,874	90.0	SEAFOOD CITY	2018	2033	SD MART	2018	2023	BIG 5 SPORTING GOODS	2012	2022
SAN DIEGO	2007	JOINT VENTURE	0.0	225,919	100.0	NORDSTROM	2017	2037
SAN DIEGO	2009	FEE	26.8	411,375	100.0	COSTCO	2014	2044	PRICE SELF STORAGE	2035		CHARLOTTE RUSSE	2011
SAN DIEGO	2009	FEE	5.9	35,000	79.0	CLAIM JUMPER	2013	2023
SAN DIEGO	2007	FEE	13.4	49,080	94.0
SAN DIEGO (4)	2000	FEE	11.2	117,410	100.0	ALBERTSONS	2012		SPORTS AUTHORITY	2013
SAN DIEGO (5)	2007	JOINT VENTURE	12.8	57,406	96.0
SAN DIEGO (5)	2007	JOINT VENTURE	5.9	59,414	94.0
SAN DIEGO (3)	2006	GROUND LEASE (2016)	16.4	210,621	68.0	TJ MAXX	2015		CVS	2013	2023	HENRY'S MARKETPLACE	2012	2022
SAN DIMAS (3)	2006	FEE	13.4	154,000	89.0	OFFICEMAX	2011	2026	ROSS DRESS FOR LESS	2013	2023	PETCO	2012	2027
SAN JOSE (3)	2006	FEE	16.8	183,180	89.0	WAL-MART	2011	2041	WALGREENS	2030
SAN LEANDRO (3)	2006	FEE	6.2	95,255	92.0	ROSS DRESS FOR LESS	2018		MICHAELS	2013
SAN LUIS OBISPO	2005	FEE	17.6	174,428	90.0	VON'S	2017	2042	MICHAELS	2013	2028	CVS	2017	2047
SAN RAMON (4)	1999	FEE	5.3	41,913	94.0	PETCO	2012	2022

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA (SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

SANTA ANA	1998	FEE	12.0	134,400	100.0	HOME DEPOT	2015	2035
SANTA CLARITA (3)	2006	FEE	14.1	96,662	88.0	ALBERTSONS	2012	2042
SANTA ROSA	2005	FEE	3.6	41,565	94.0	ACE HARDWARE	2010	2019
SANTEE (10)	2003	JOINT VENTURE	44.5	311,498	98.0	24 HOUR FITNESS	2017		BED BATH & BEYOND	2013	2028	TJ MAXX	2012	2027
SIGNAL HILL	2009	FEE	15.0	154,750	96.0	HOME DEPOT	2014	2034	PETSMART	2014	2024
STOCKTON	1999	FEE	14.6	152,919	100.0	SUPER UNITED FURNITURE	2014	2019	GOLD'S GYM	2025	2035	COSTCO	2013	2033
TEMECULA	2009	FEE	47.4	345,113	100.0	WAL-MART	2028	2058	KOHL'S	2024	2044	ROSS DRESS FOR LESS	2014	2034
TEMECULA (4)	1999	FEE	40.0	342,336	91.0	KMART	2017	2032	FOOD 4 LESS	2010	2030	TRISTONE THEATRES	2013	2018
TEMECULA (3)	2006	FEE	17.9	139,130	87.0	ALBERTSONS	2015	2045	CVS	2016	2041
TORRANCE (4)	2000	JOINT VENTURE	26.8	267,677	99.0	SEARS	2011	2021	MARSHALLS	2014	2019	ROSS DRESS FOR LESS	2019	2000
TORRANCE (3)	2007	JOINT VENTURE	6.7	66,958	82.0	ACE HARDWARE	2013	2023	COOKIN' STUFF	2012
TRUCKEE	2006	FEE	3.2	26,553	88.0
TRUCKEE (5)	2007	GROUND LEASE (2016)/JOINT VENTURE	4.9	41,149	96.0
TURLOCK (3)	2006	FEE	10.1	111,558	92.0	RALEY'S	2018	2033	DECHINA 1 BUFFET, INC.	2014	2024
TUSTIN (10)	2003	JOINT VENTURE	9.1	108,413	100.0	KMART	2018	2048
TUSTIN (10)	2005	JOINT VENTURE	57.4	685,330	97.0	TARGET	2033		AMC THEATERS	2027		WHOLE FOODS MARKET	2027
TUSTIN (3)	2006	FEE	15.7	208,272	85.0	VONS	2021	2041	RITE AID	2014	2029	KRAGEN AUTO PARTS	2011	2016
TUSTIN (3)	2006	FEE	12.9	138,348	95.0	RALPHS	2024	2039	CVS	2022	2032	MICHAELS	2013
UPLAND (3)	2006	FEE	22.5	271,867	82.0	THE HOME DEPOT	2014	2029	PAVILIONS	2013	2043	STAPLES	2013	2028
VALENCIA (3)	2006	FEE	13.6	143,070	94.0	RALPHS	2023	2053	CVS	2013	2023
VALLEJO (3)	2006	FEE	14.2	150,766	93.0	RALEY'S	2017	2032	24 HOUR FITNESS	2013		AARON RENTS	2013	2023
VISALIA	2007	JOINT VENTURE	23.5	138,719	92.0	MARSHALLS	2010		BED BATH & BEYOND	2011		BORDERS BOOKS	2014	2029
VISALIA (3)	2006	FEE	4.2	42,460	71.0	CHUCK E. CHEESE	2013
VISTA (3)	2006	FEE	12.0	136,672	84.0	ALBERTSONS	2011	2041	CVS	2015	2025
WALNUT CREEK (3)	2006	FEE	3.2	114,733	91.0	CENTURY THEATRES	2023	2053	COST PLUS	2014	2024
WESTMINSTER (3)	2006	FEE	16.4	208,660	87.0	PAVILIONS	2017	2047
WINDSOR (3)	2006	FEE	9.8	107,769	95.0	RALEY'S	2012	2027	THE 24 HOUR CLUB	2018
WINDSOR (3)	2006	GROUND LEASE (2013)	13.1	126,187	84.0	SAFEWAY	2014	2054	CVS	2018	2048
COLORADO
AURORA	1998	FEE	13.8	154,055	82.0	ROSS DRESS FOR LESS	2017	2037	TJ MAXX	2018	2023	SPACE AGE FEDERAL	2016	2026
AURORA	1998	FEE	9.9	44,174	59.0
AURORA	1998	FEE	13.9	152,282	63.0	ALBERTSONS	2011	2051	DOLLAR TREE	2012	2027	KEY BANK	2012	2032
COLORADO SPRINGS	1998	FEE	10.7	107,310	75.0	RANCHO LIBORIO	2018	2043
DENVER	1998	FEE	1.5	18,405	100.0	SAVE-A-LOT	2012	2027
ENGLEWOOD	1998	FEE	6.5	80,330	90.0	HOBBY LOBBY	2013	2023	OLD COUNTRY BUFFET	2019	2024
FORT COLLINS	2000	FEE	11.6	115,862	100.0	KOHL'S	2020	2070	GUITAR CENTER	2017	2027
GREELEY (8)	2005	JOINT VENTURE	14.4	138,818	100.0	BED BATH & BEYOND	2016	2036	MICHAELS	2015	2035	SPROUTS FARMERS MARKET	2025	2045
GREENWOOD VILLAGE (10)	2003	JOINT VENTURE	21.0	196,726	100.0	HOME DEPOT	2019	2069
LAKEWOOD	1998	FEE	7.6	82,581	85.0	SAFEWAY	2012	2032
PUEBLO (10)	2006	JOINT VENTURE	3.3	30,809	0.0
CONNECTICUT
BRANFORD (4)	2000	JOINT VENTURE	19.1	190,738	100.0	KOHL'S	2012	2022	SUPER FOODMART	2016	2038
DERBY	2005	JOINT VENTURE	20.7	141,258	100.0	LOWE'S HOME CENTER	2028	2068
ENFIELD (4)	2000	JOINT VENTURE	14.9	148,517	98.0	KOHL'S	2021	2041	BEST BUY	2016	2031
FARMINGTON	1998	FEE	16.9	184,572	95.0	SPORTS AUTHORITY	2018	2063	BORDERS BOOKS	2018	2063	TJ MAXX	2015
FARMINGTON	2005	JOINT VENTURE	5.7	24,300	100.0	CANTON FEED & SUPPLY	2021	2031
HAMDEN (10)	1967	JOINT VENTURE	31.7	345,196	90.0	WAL-MART	2019	2039	BON-TON	2012		BOB'S STORES	2016	2036
NORTH HAVEN	1998	FEE	31.7	331,919	94.0	HOME DEPOT	2014	2029	BJ'S	2011	2041	XPECT DISCOUNT	2013
WATERBURY	1993	FEE	13.1	141,443	100.0	RAYMOUR & FLANIGAN FURNITURE	2017	2037	STOP & SHOP	2013	2043

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA (SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

DELAWARE
ELSMERE (12)	1979	GROUND LEASE (2076)	17.1	91,718	100.0
WILMINGTON (6)	2004	GROUND LEASE (2072)/ JOINT VENTURE	25.9	165,805	100.0	SHOPRITE	2014	2044	SPORTS AUTHORITY	2013	2023	RAYMOUR & FLANIGAN FURN.	2019	2044
FLORIDA
ALTAMONTE SPRINGS	1995	FEE	5.6	60,191	0.0
ALTAMONTE SPRINGS	1998	FEE	19.4	233,817	81.0	BAER'S FURNITURE	2014		DSW SHOE WAREHOUSE	2012	2032	MICHAELS	2012	2022
BOCA RATON	1967	FEE	9.9	73,549	90.0	WINN DIXIE	2013	2033
BONITA SPRINGS (5)	2006	JOINT VENTURE	0.5	79,676	89.0	PUBLIX	2022	2052
BOYNTON BEACH (4)	1999	FEE	18.0	194,924	99.0	BEALLS	2011	2056	ALBERTSONS	2015	2040
BRADENTON	1968	JOINT VENTURE	6.2	30,938	86.0	GRAND CHINA BUFFET	2010	2014
BRADENTON	1998	FEE	19.6	162,997	88.0	PUBLIX	2012	2032	TJ MAXX	2014	2019	JO-ANN FABRICS	2014	2024
BRADENTON	2005	JOINT VENTURE	1.8	18,000	100.0	BEALL'S OUTLET	2013	2033
BRANDON (4)	2001	FEE	29.7	143,785	96.0	BED BATH & BEYOND	2020	2030	ROSS DRESS FOR LESS	2015	2025	THOMASVILLE HOME	2010	2020
CAPE CORAL (5)	2006	JOINT VENTURE	12.5	125,108	96.0	PUBLIX	2022	2052	ROSS DRESS FOR LESS	2013	2033	STAPLES	2013	2033
CAPE CORAL (5)	2006	JOINT VENTURE	2.3	42,030	94.0
CLEARWATER	2005	FEE	20.7	212,341	89.0	HOME DEPOT	2023	2068	JO-ANN FABRICS	2014	2034	STAPLES	2014	2034
CORAL SPRINGS	1994	FEE	5.9	55,597	96.0
CORAL SPRINGS	1997	FEE	9.8	86,342	93.0	TJ MAXX	2012	2017	ANNA'S LINENS	2012	2027	PARTY SUPERMARKET	2011	2016
CORAL WAY (10)	1992	JOINT VENTURE	8.7	87,305	98.0	WINN DIXIE	2011	2036	STAPLES	2016	2031
CUTLER RIDGE (10)	1998	JOINT VENTURE	6.6	37,640	100.0	POTAMKIN CHEVROLET	2015	2050
DELRAY BEACH (5)	2006	JOINT VENTURE	0.0	50,906	100.0	PUBLIX	2025	2055
EAST ORLANDO	1971	GROUND LEASE (2068)	11.6	131,981	92.0	SPORTS AUTHORITY	2010	2020	OFFICE DEPOT	2010	2025	C-TOWN	2013	2028
FERN PARK	1968	FEE	12.0	131,646	38.0	ALDI	2019	2039	DEAL$	2014	2029
FORT LAUDERDALE	2009	FEE	22.9	229,034	97.0	REGAL CINEMAS	2017	2057	OFFICE DEPOT	2011	2026	JUST FOR SPORTS	2017	2023
FORT MYERS (5)	2006	JOINT VENTURE	7.4	74,286	79.0	PUBLIX	2023	2053
HIALEAH (10)	1998	JOINT VENTURE	2.4	23,625	100.0	POTAMKIN CHEVROLET	2015	2050
HOLLYWOOD	2009	FEE	98.9	871,723	99.4	HOME DEPOT	2019	2069	KMART	2019	2069	BJ'S	2019	2069
HOLLYWOOD	2009	FEE	10.5	141,097	92.3	AZOPHARMA	2014	2020	AZOPHARMA	2014	2020	C'EST PAPIER, INC.	2012	2017
HOLLYWOOD (10)	2002	JOINT VENTURE	5.0	49,543	100.0	MICHAELS	2010	2030	HOME GOODS	2010	2025
HOMESTEAD (10)	1972	GROUND LEASE (2093)/ JOINT VENTURE	21.0	209,214	98.0	PUBLIX	2014	2034	MARSHALLS	2011	2026	OFFICEMAX	2013	2028
JACKSONVILLE	1999	FEE	18.6	205,696	100.0	BURLINGTON COAT FACTORY	2013	2018	OFFICEMAX	2012	2032	TJ MAXX	2012	2017
JACKSONVILLE (10)	2002	JOINT VENTURE	5.1	51,002	100.0	MICHAELS	2013	2033	HOME GOODS	2010	2020
JACKSONVILLE (11)	2005	JOINT VENTURE	135.1	116,000	53.0	HHGREGG	2018	2033
JACKSONVILLE (5)	2006	JOINT VENTURE	9.3	72,840	92.0	PUBLIX	2023	2053
JENSEN BEACH	1994	FEE	20.7	173,319	78.0	SERVICE MERCHANDISE	2010	2070	MARSHALLS	2010	2020	DOLLAR TREE	2013	2028
JENSEN BEACH (7)	2006	JOINT VENTURE	19.8	205,534	82.0	HOME DEPOT	2025	2030	JO-ANN FABRICS	2020	2035
KEY LARGO (4)	2000	JOINT VENTURE	21.5	210,965	97.0	KMART	2014	2064	PUBLIX	2014	2029	BEALLS OUTLET	2011
KISSIMMEE	1996	FEE	18.4	130,983	83.0	WAL-MART	2031	2011	OFFICEMAX	2012	2027	DEAL$	2013	2028
LAKELAND	2001	FEE	22.9	229,383	79.0	STEIN MART	2011	2026	ROSS DRESS FOR LESS	2012		MARSHALLS	2021	2036
LAKELAND	2006	FEE	10.4	86,022	100.0	SPORTS AUTHORITY	2011	2026	LAKELAND SQUARE 10 THEATRE	2010		CHUCK E CHEESE	2016	2026
LARGO	1968	FEE	12.0	149,472	100.0	WAL-MART	2012	2027	ALDI	2018	2038
LARGO	1992	FEE	29.4	215,916	92.0	PUBLIX	2014	2029	AMC THEATRES	2013	2036	OFFICE DEPOT	2011	2021
LAUDERDALE LAKES	1968	JOINT VENTURE	10.0	108,240	98.0	SAVE-A-LOT	2012	2017	THINK THRIFT	2012	2017
LAUDERDALE LAKES	1968	FEE	10.0	7,101	100.0
LAUDERHILL	1974	FEE	17.8	181,416	98.0	BABIES R US	2014		STAPLES	2017	2037	BIG DEALS	2013	2018
LEESBURG	1969	GROUND LEASE (2017)	1.0	13,468	100.0
MARGATE	1993	FEE	34.1	264,729	80.0	WINN DIXIE	2030	2060	SAM ASH MUSIC	2011		OFFICE DEPOT	2010	2025
MELBOURNE	1968	GROUND LEASE (2071)	11.5	168,737	96.0	SUBMITTORDER CO	2010	2022	WALGREENS	2045		GOODWILL INDUSTRIES	2012
MELBOURNE	1998	FEE	13.2	144,399	97.0	JO-ANN FABRICS	2016	2031	BED BATH & BEYOND	2013	2028	MARSHALLS	2010
MERRITT ISLAND (5)	2006	JOINT VENTURE	0.0	60,103	91.0	PUBLIX	2023	2053
MIAMI	1968	FEE	8.2	104,908	89.0	HOME DEPOT	2029	2059
MIAMI	1986	FEE	7.8	83,380	100.0	PUBLIX	2014	2029	WALGREENS	2018
MIAMI	2007	FEE	33.4	349,873	89.0	PUBLIX	2011	2031	OFFICE DEPOT	2010	2015	MICHAELS	2010	2015
MIAMI	1995	FEE	5.4	63,604	89.0	PETCO	2016	2021	PARTY CITY	2012	2017
MIAMI	2009	FEE	31.2	402,801	95.0	KMART	2012	2042	EL DORADO FURNITURE	2017	2032	SYMS	2011	2041
MIAMI (10)	1998	JOINT VENTURE	8.7	86,900	100.0	POTAMKIN CHEVROLET	2015	2050
MIAMI (10)	1998	JOINT VENTURE	2.9	29,166	100.0	LEHMAN TOYOTA	2015	2050
MIAMI (10)	1998	JOINT VENTURE	1.7	17,117	100.0	LEHMAN TOYOTA	2015	2050

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA (SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

MIAMI (10)	1962	JOINT VENTURE	14.0	79,273	92.0	BABIES R US	2011	2021	FIRESTONE TIRE	2011
MIAMI (5)	2007	JOINT VENTURE	7.5	60,280	95.0	PUBLIX	2027	2062
MIAMI (5)	2006	JOINT VENTURE	0.0	63,595	96.0	PUBLIX	2023	2053
MIDDLEBURG	2005	JOINT VENTURE	50.0	50,000	92.0	DOLLAR TREE	2013	2028
MIRAMAR (11)	2005	JOINT VENTURE	7.6	156,000	0.0
MOUNT DORA	1997	FEE	12.4	120,430	99.0	KMART	2013	2063
NORTH LAUDERDALE (3)	2007	JOINT VENTURE	28.9	250,209	97.0	HOME DEPOT	2019	2049	CHANCELLOR ACADEMY	2011	2016	PUBLIX	2011	2031
NORTH MIAMI BEACH	1985	FEE	15.9	108,795	100.0	PUBLIX	2019	2039	WALGREENS	2058
OCALA	1997	FEE	27.2	260,419	93.0	KMART	2011	2021	BEST BUY	2019	2034	SERVICE MERCHANDISE	2012	2032
ORANGE PARK (10)	2003	GROUND LEASE (2035)/JOINT VENTURE	5.0	50,299	100.0	BED BATH & BEYOND	2015	2025	MICHAELS	2010	2030
ORLANDO	1968	JOINT VENTURE	10.0	113,262	59.0	HSN	2014	2019	SAVE-A-LOT	2019	2034	PARTY CITY	2012	2017
ORLANDO (12)	2009	GROUND LEASE (2011)	7.8	176,548	68.0	24 HOUR FITNESS	2023	2038	TJ MAXX	2018	2038
ORLANDO	1994	FEE	28.0	236,486	72.0	OLD TIME POTTERY	2010	2020	SPORTS AUTHORITY	2011	2031
ORLANDO	1996	FEE	11.7	132,856	100.0	ROSS DRESS FOR LESS	2013	2028	BIG LOTS	2014		ALDI	2018	2038
ORLANDO	2009	FEE	14.0	154,356	87.0	MARSHALLS	2013	2028	OFF BROADWAY SHOES	2013	2023	GOLFSMITH GOLF CENTER	2014	2024
ORLANDO (4)	2000	JOINT VENTURE	18.0	179,065	98.0	KMART	2014	2064	PUBLIX	2012	2037
OVIEDO (5)	2006	JOINT VENTURE	7.8	78,093	95.0	PUBLIX	2020	2050
PLANTATION (10)	1974	JOINT VENTURE	4.6	60,414	95.0	WHOLE FOODS MARKET	2014	2019	WHOLE FOODS MARKET	2014	2019
POMPANO BEACH	1968	JOINT VENTURE	12.6	66,613	96.0	SAVE-A-LOT	2015	2030
POMPANO BEACH (10)	2007	JOINT VENTURE	10.3	103,173	100.0	KMART	2012	2017
POMPANO BEACH (8)	2004	JOINT VENTURE	18.6	140,312	89.0	WINN DIXIE	2018	2043	CVS	2020	2040
RIVIERA BEACH	1968	JOINT VENTURE	5.1	46,390	92.0	FURNITURE KINGDOM	2010	2014	GOODWILL INDUSTRIES	2013
SANFORD	1989	FEE	40.9	162,865	70.0	ROSS DRESS FOR LESS	2012	2032	DOLLAR TREE	2011	2021
SARASOTA	1970	FEE	10.0	102,455	100.0	TJ MAXX	2012	2017	OFFICEMAX	2014	2024	DOLLAR TREE	2012	2032
SARASOTA	1989	FEE	12.0	129,700	93.0	SWEETBAY	2020	2040	ACE HARDWARE	2013	2023	AARON'S	2015	2021
SARASOTA (5)	2006	JOINT VENTURE	0.0	65,320	80.0	PUBLIX	2063
ST. AUGUSTINE (10)	2005	JOINT VENTURE	1.5	62,000	91.0	HOBBY LOBBY	2019	2032
ST. PETERSBURG	1968	GROUND LEASE (2059)/ JOINT VENTURE	9.0	119,474	100.0	KASH N' KARRY	2017	2037	TJ MAXX	2012	2014	YOU FIT	2018	2028
TALLAHASSEE	1998	FEE	12.8	105,655	75.0	STEIN MART	2018	2033
TAMPA	1997	FEE	23.9	205,634	99.0	AMERICAN SIGNATURE	2019	2044	STAPLES	2013	2018	ROSS DRESS FOR LESS	2012	2022
TAMPA	2004	FEE	22.4	197,181	96.0	LOWE'S HOME CENTER	2026	2066
TAMPA (4)	2001	FEE	73.0	340,460	96.0	BEST BUY	2016	2031	JO-ANN FABRICS	2016	2031	BED BATH & BEYOND	2015	2030
TAMPA (8)	2007	JOINT VENTURE	10.0	100,200	84.0	PUBLIX	2011	2026
WEST PALM BEACH	1995	FEE	7.9	79,904	81.0	BABIES R US	2011	2021
WEST PALM BEACH	2009	FEE	33.0	357,537	85.0	KMART	2018	2068	WINN DIXIE	2019	2049	ROSS DRESS FOR LESS	2014	2029
WEST PALM BEACH (10)	1967	JOINT VENTURE	7.6	81,073	92.0	WINN DIXIE	2010	2030
WINTER HAVEN (10)	1973	JOINT VENTURE	13.9	95,188	100.0	BIG LOTS	2015	2020	JO-ANN FABRICS	2011	2016	BUDDY'S HOME FURNISHINGS	2015	2025
YULEE	2003	JOINT VENTURE	11.9	59,000
GEORGIA
ALPHARETTA	2008	JOINT VENTURE	15.4	130,515	94.0	KROGER	2020	2050
ATLANTA	2008	JOINT VENTURE	31.0	354,214	88.0	DAYS INN	2014	2034	KROGER	2021	2056	GOODYEAR TIRE	2010	2030
ATLANTA (8)	2007	JOINT VENTURE	10.1	175,835	100.0	MARSHALLS	2014	2034	BEST BUY	2014	2029	OFF BROADWAY SHOE	2013	2019
AUGUSTA	1995	FEE	11.3	112,537	97.0	TJ MAXX	2015	2020	ROSS DRESS FOR LESS	2013	2033	RUGGED WEARHOUSE	2013	2018
AUGUSTA (4)	2001	JOINT VENTURE	52.6	532,536	87.0	HOBBY LOBBY	2019	2029	SPORTS AUTHORITY	2012	2027	HHGREGG	2017	2027
DULUTH (5)	2006	JOINT VENTURE	7.8	78,025	100.0	WHOLE FOODS MARKET	2027	2057
SAVANNAH	1993	FEE	22.2	187,076	92.0	BED BATH & BEYOND	2013	2028	TJ MAXX	2010	2015	MARSHALLS	2013	2022
SAVANNAH	1995	GROUND LEASE (2045)	8.5	84,628	92.0	PUBLIX	2028	2063	STAPLES	2015	2030	AUTOZONE	2019	2034
SAVANNAH	2008	JOINT VENTURE	18.0	197,957	95.0	H.H.GREGG	2019	2034	ROSS DRESS FOR LESS	2016	2036	COST PLUS	2016	2031
SNELLVILLE (4)	2001	FEE	35.6	311,033	93.0	KOHL'S	2022	2062	BELK	2015	2035	HHGREGG	2019	2034
VALDOSTA (10)	2004	JOINT VENTURE	17.5	175,396	100.0	LOWE'S HOME CENTER	2019	2069
HAWAII
KIHEI	2006	FEE	4.6	17,897	83.0
ILLINOIS
AURORA	1998	FEE	17.9	91,182	100.0	CERMAK PRODUCE AURORA	2022	2042
AURORA (5)	2005	JOINT VENTURE	34.7	361,991	71.0	BEST BUY	2011	2026	GOLFSMITH	2016	2031	MONKEY JOE'S	2019	2029
BATAVIA (4) (12)	2002	FEE	31.7	272,410	92.0	KOHL'S	2019	2049	HOBBY LOBBY	2014	2019	BUY BUY BABY	2020	2040
BELLEVILLE	1998	FEE	9.7	98,860	83.0	KMART	2024	2054
BLOOMINGTON	1972	FEE	16.1	188,250	99.0	SCHNUCK MARKETS	2014	2029	TOYS R US	2015	2045	BARNES & NOBLE	2015

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA (SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

BLOOMINGTON (10)	2003	JOINT VENTURE	11.0	73,951	100.0	JEWEL-OSCO	2014	2039
BRADLEY	1996	FEE	5.4	80,535	100.0	CARSON PIRIE SCOTT	2014	2034
CALUMET CITY	1997	FEE	17.0	159,647	97.0	MARSHALLS	2014	2029	BEST BUY	2012	2032	BED BATH & BEYOND	2014	2024
CHAMPAIGN	1998	FEE	9.0	111,985	100.0	HOBBY LOBBY	2017	2027	CARLE CLINIC	2013	2028
CHAMPAIGN (4)	2001	FEE	9.3	111,720	100.0	BEST BUY	2016	2031	DICK'S SPORTING GOODS	2016	2031	MICHAELS	2010	2025
CHICAGO	1997	GROUND LEASE (2040)	17.5	102,011	100.0	BURLINGTON COAT FACTORY	2020	2035	RAINBOW SHOPS	2015	2020	BEAUTY ONE	2015
CHICAGO	1997	FEE	6.0	86,894	100.0	KMART	2024	2054
COUNTRYSIDE	1997	FEE	27.7	3,500	100.0
CRESTWOOD	1997	GROUND LEASE (2051)	36.8	79,903	100.0	SEARS	2024	2051
CRYSTAL LAKE	1998	FEE	6.1	80,624	100.0	HOBBY LOBBY	2019	2024	MONKEY JOE'S	2019	2029
DOWNERS GROVE	1998	GROUND LEASE (2041)	5.0	100,000	100.0	HOME DEPOT EXPO	2022	2062
DOWNERS GROVE	1999	FEE	24.8	145,153	93.0	MICHAEL'S FRESH MARKET	2025	2045	DOLLAR TREE	2013	2023	WALGREENS	2022
DOWNERS GROVE	1997	FEE	12.0	141,906	100.0	TJ MAXX	2014	2024	BEST BUY	2015	2030	BEST BUY	2012	2032
ELGIN	1972	FEE	18.7	186,432	100.0	ELGIN MALL	2013	2023	ELGIN FARMERS PRODUCTS	2020	2030	AARON SALES	2012	2022
FAIRVIEW HEIGHTS	1998	GROUND LEASE (2050)	19.1	192,073	100.0	KMART	2024	2054	OFFICEMAX	2015	2025	WALGREENS	2015	2029
FOREST PARK	1997	GROUND LEASE (2021)	9.3	98,371	100.0	KMART	2021
GENEVA	1996	FEE	8.2	104,688	100.0	GANDER MOUNTAIN	2013	2028
KILDEER (5)	2006	JOINT VENTURE	23.3	167,477	79.0	BED BATH & BEYOND	2012	2032	OLD NAVY	2011	2016	COST PLUS	2012	2027
LAKE ZURICH	2005	JOINT VENTURE	0.9	9,151	45.0
MATTESON	1997	FEE	17.0	157,885	81.0	SPORTS AUTHORITY	2014	2029	MARSHALLS	2015	2025	BORDERS BOOKS	2024	2039
MOUNT PROSPECT	1997	FEE	16.8	192,547	85.0	KOHL'S	2024	2054	HOBBY LOBBY	2016	2026
MUNDELIEN	1998	FEE	7.6	89,692	100.0	BURLINGTON COAT FACTORY	2018	2033
NAPERVILLE	1997	FEE	9.0	102,327	100.0	BURLINGTON COAT FACTORY	2015	2033
NORRIDGE	1997	GROUND LEASE (2047)	11.7	116,914	100.0	KMART	2012	2047
OAK LAWN	1997	FEE	15.4	183,893	100.0	KMART	2024	2054	CHUCK E CHEESE	2016	2026
OAKBROOK TERRACE	2001	GROUND LEASE (2049)	15.6	176,263	100.0	HOME DEPOT	2024	2044	LOYOLA UNIV. MEDICAL CNTR	2011	2016	POMPEI BAKERY	2011	2021
ORLAND PARK	1997	FEE	18.8	15,535	13.0
OTTAWA	1970	FEE	9.0	60,000	0.0
PEORIA	1997	GROUND LEASE (2055)	20.5	156,067	100.0	KMART	2014	2021	MARSHALLS	2011
ROCKFORD	2008	JOINT VENTURE	8.9	89,047	61.0	BEST BUY	2016	2031
ROLLING MEADOWS	2003	FEE	0.0	37,225	100.0	FAIR LANES ROLLING MEADOWS	2013
ROUND LAKE BEACH	2005	JOINT VENTURE	5.0	27,950	100.0	OFFICE DEPOT	2018	2043
SCHAUMBURG (10)	1998	JOINT VENTURE	7.3	91,770	0.0
SCHAUMBURG (10)	2003	JOINT VENTURE	62.8	628,623	97.0	GALYAN'S TRADING COMPANY	2013	2038	CARSON PIRIE SCOTT	2021	2071	LOEWS THEATRES	2019	2039
SKOKIE	1997	FEE	5.8	58,455	100.0	MARSHALLS	2010	2025	OLD NAVY	2010	2015
STREAMWOOD	1998	FEE	5.6	81,000	100.0
WAUKEGAN	2005	JOINT VENTURE	2.9	5,883	100.0
WOODRIDGE	1998	FEE	13.1	172,363	84.0	WOODGROVE THEATERS, INC	2017	2032	KOHL'S	2015	2030	SHOE CARNIVAL	2014	2019
INDIANA
EVANSVILLE	1986	FEE	14.2	192,377	84.0	BURLINGTON COAT FACTORY	2015	2030	OFFICEMAX	2012	2027	FAMOUS FOOTWEAR	2012	2025
GREENWOOD	1970	FEE	25.7	168,577	84.0	BABY SUPERSTORE	2011	2021	TOYS R US	2016	2056	TJ MAXX	2015
GRIFFITH	1997	FEE	10.6	114,684	100.0	KMART	2024	2054
INDIANAPOLIS (10)	1963	JOINT VENTURE	17.4	165,255	96.0	KROGER	2026	2066	AJ WRIGHT	2012	2027	CVS	2021	2031
LAFAYETTE	1971	FEE	12.4	90,500	92.0	KROGER	2026	2056
LAFAYETTE	1997	FEE	24.3	238,288	71.0	HOME DEPOT	2026	2056	JO-ANN FABRICS	2020	2030
MERRILLVILLE	2005	JOINT VENTURE	3.0	19,074	0.0
MISHAWAKA	1998	FEE	7.5	80,981	100.0	HHGREGG	2018	2038	BED BATH & BEYOND	2019	2034
SOUTH BEND	1998	FEE	1.8	81,668	100.0	MENARD	2013	2033
SOUTH BEND (10)	2003	JOINT VENTURE	27.2	271,335	86.0	BED BATH & BEYOND	2016	2040	TJ MAXX	2016		DSW SHOE WAREHOUSE	2020	2035
IOWA
CLIVE	1996	FEE	8.8	90,000	100.0	KMART	2021	2051
COUNCIL BLUFFS	2006	JOINT VENTURE	79.0	155,366	98.0	HOBBY LOBBY	2023	2038	BED BATH & BEYOND	2019	2039	PETSMART	2019	2044
DAVENPORT	1997	GROUND LEASE (2028)	9.1	91,035	100.0	KMART	2024	2054
DES MOINES	1999	FEE	23.0	149,059	82.0	BEST BUY	2013	2022	OFFICEMAX	2013	2018	PETSMART	2017	2042
DUBUQUE	1997	GROUND LEASE (2019)	6.5	82,979	100.0	SHOPKO	2018	2019
SOUTHEAST DES MOINES	1996	FEE	9.6	111,847	100.0	HOME DEPOT	2020	2065
WATERLOO	1996	FEE	9.0	104,074	100.0	HOBBY LOBBY	2014	2024	TJ MAXX	2014	2024	SHOE CARNIVAL	2015	2025

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA (SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

KANSAS
EAST WICHITA (4)	1996	FEE	6.5	96,011	100.0	DICK'S SPORTING GOODS	2018	2033	GORDMANS	2012	2032
OVERLAND PARK	2006	FEE	14.5	120,164	97.0	HOME DEPOT	2015	2050
WICHITA (4)	1998	FEE	13.5	133,771	100.0	BEST BUY	2015	2025	TJ MAXX	2015	2020	MICHAELS	2010	2025
KENTUCKY
BELLEVUE	1976	FEE	6.0	53,695	100.0	KROGER	2010	2035
FLORENCE (6)	2004	FEE	8.2	99,578	67.0	DICK'S SPORTING GOODS	2023	2038
HINKLEVILLE	1994	GROUND LEASE (2039)	2.0	85,229	0.0
LEXINGTON	1993	FEE	33.8	234,943	91.0	BEST BUY	2014	2024	BED BATH & BEYOND	2013	2038	TOYS R US	2013	2038
LOUISIANA
BATON ROUGE	1997	FEE	18.6	349,907	93.0	BURLINGTON COAT FACTORY	2014	2034	STEIN MART	2011	2016	K&G MEN'S COMPANY	2017	2032
BATON ROUGE (10)	2005	FEE	9.4	67,755	86.0	WAL-MART	2024	2034
HARVEY	2008	JOINT VENTURE	14.9	174,354	77.0	BEST BUY	2017	2032	BARNES & NOBLE	2012	2022	COST PLUS	2013	2028
HOUMA	1999	FEE	10.1	98,586	100.0	OLD NAVY	2011	2014	BURKE'S OUTLET STORE	2019	2029	MICHAELS	2014	2019
LAFAYETTE	1997	FEE	21.9	244,768	91.0	STEIN MART	2010	2020	HOME FURNITURE COMPANY	2014	2019	TJ MAXX	2014	2019
MAINE
BANGOR	2001	FEE	8.6	86,422	100.0	BURLINGTON COAT FACTORY	2012	2032
S. PORTLAND	2008	JOINT VENTURE	12.5	98,401	82.0	DSW SHOE WAREHOUSE	2012	2027	DOLLAR TREE	2015	2025	GUITAR CENTER	2016	2026
MARYLAND
BALTIMORE (5)	2005	JOINT VENTURE	5.8	58,879	100.0	CORT FURNITURE RENTAL	2012	2022
BALTIMORE (6) (12)	2004	JOINT VENTURE	7.6	79,497	96.0	GIANT FOOD	2016	2031
BALTIMORE (7)	2005	JOINT VENTURE	10.7	90,830	98.0	GIANT FOOD	2011	2036
BALTIMORE (8)	2004	JOINT VENTURE	7.5	90,903	98.0	GIANT FOOD	2026	2051
BALTIMORE (9)	2007	JOINT VENTURE	18.4	152,834	97.0	KMART	2010	2055	SALVO AUTO PARTS	2014	2019
BALTIMORE (9)	2007	JOINT VENTURE	10.6	112,722	100.0	SAFEWAY	2016	2046	RITE AID	2011	2026	DOLLAR TREE	2013	2028
BALTIMORE (9)	2007	JOINT VENTURE	7.3	77,287	100.0	SUPER FRESH	2021	2061
BEL AIR (8)	2004	FEE	19.7	129,927	97.0	SAFEWAY	2030	2060	CVS	2021	2041	DOLLAR TREE	2019	2029
CLARKSVILLE (9)	2007	JOINT VENTURE	15.2	105,907	100.0	GIANT FOOD	2017	2027
CLINTON	2003	GROUND LEASE (2069)	2.6	2,544	100.0
CLINTON	2003	GROUND LEASE (2069)	2.6	26,412	0.0
COLUMBIA	2002	FEE	7.3	32,075	57.0
COLUMBIA	2002	FEE	2.5	23,835	64.0	DAVID'S NATURAL MARKET	2014	2019
COLUMBIA (10)	2002	JOINT VENTURE	5.0	50,000	100.0	MICHAELS	2013	2033	HOME GOODS	2011	2021
COLUMBIA (5)	2006	JOINT VENTURE	7.3	73,299	86.0	OLD NAVY	2013
COLUMBIA (5)	2006	JOINT VENTURE	12.3	91,165	100.0	SAFEWAY	2018	2043
COLUMBIA (5)	2006	JOINT VENTURE	16.4	100,803	99.0	GIANT FOOD	2012	2022
COLUMBIA (8)	2005	JOINT VENTURE	1.5	6,780	100.0
COLUMBIA (9)	2007	JOINT VENTURE	12.2	98,399	100.0	HARRIS TEETER	2028	2058
EASTON (6)	2004	JOINT VENTURE	11.1	113,330	96.0	GIANT FOOD	2024	2054	FASHION BUG	2012
ELLICOTT CITY (5)	2006	JOINT VENTURE	15.5	86,456	98.0	GIANT FOOD	2014	2019
ELLICOTT CITY (6)	2004	JOINT VENTURE	31.8	143,548	95.0	SAFEWAY	2012	2042	PETCO	2011	2021
ELLICOTT CITY (3)	2007	JOINT VENTURE	42.5	433,467	93.0	TARGET	2016	2046	KOHL'S	2018	2038	SAFEWAY	2016	2046
FREDRICK COUNTY	2003	FEE	8.4	86,968	95.0	GIANT FOOD	2026	2056
GAITHERSBURG	1999	FEE	8.7	88,277	93.0	GREAT BEGINNINGS FURNITURE	2011	2021	FURNITURE 4 LESS	2010
GAITHERSBURG (3)	2007	JOINT VENTURE	6.6	71,329	94.0	RUGGED WEARHOUSE	2013	2018	HANCOCK FABRICS	2011	2016	OLD COUNTRY BUFFET	2011	2021
GLEN BURNIE (8)	2004	JOINT VENTURE	21.9	265,116	100.0	LOWE'S HOME CENTER	2019	2059	GIANT FOOD	2015	2025
HAGERSTOWN	1973	FEE	10.5	121,985	80.0	SUPER SHOE	2011	2016	ALDI	2016	2031	EQUIPPED FOR LIFE	2012	2017
HUNT VALLEY	2008	FEE	9.1	94,653	94.0	GIANT FOOD	2013	2033
LAUREL	1964	FEE	8.1	75,924	97.0	VILLAGE THRIFT STORE	2010		DOLLAR TREE	2015		OLD COUNTRY BUFFET	2014	2019
LAUREL	1972	FEE	10.0	81,550	100.0	ROOMSTORE	2014
LINTHICUM	2003	FEE	0.0	1,926	100.0
NORTH EAST (9)	2007	JOINT VENTURE	17.5	80,190	94.0	FOOD LION	2018	2038
OWINGS MILLS	2005	JOINT VENTURE	4.4	14,564	100.0	RITE AID	2027	2067
OWINGS MILLS (8)	2004	JOINT VENTURE	11.0	116,303	97.0	GIANT FOOD	2020	2045	MERRITT ATHLETIC CLUB	2010	2015
PASADENA (10)	2003	FEE/GROUND LEASE (2030)	2.7	38,727	90.0
PERRY HALL	2003	FEE	15.7	174,975	80.0	BRUNSWICK (LEISERV)BOWLING	2010		RITE AID	2010	2035	ACE HARDWARE	2016	2031
PERRY HALL (6)	2004	JOINT VENTURE	8.2	65,059	100.0	SUPER FRESH	2022	2062
TIMONIUM	2003	GROUND LEASE (2089)	17.2	201,380	90.0	GIANT FOOD	2029	2089	STAPLES	2020	2045
TIMONIUM (9)	2007	JOINT VENTURE	6.0	59,799	81.0	AMERICAN RADIOLOGY	2012	2027

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA (SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

TOWSON (6)	2004	JOINT VENTURE	9.1	88,405	49.0	CVS	2016	2046
TOWSON (8) (12)	2004	JOINT VENTURE	43.1	678,326	98.0	WAL-MART	2020	2005	TARGET	2014	2049	SUPER FRESH	2019	2049
WALDORF	2003	FEE	0.0	26,128	100.0	FAIR LANES WALDORF	2017
WALDORF	2003	FEE	0.0	4,500	100.0
MASSACHUSETTS
GREAT BARRINGTON	1994	FEE	14.1	131,235	93.0	KMART	2011	2016	PRICE CHOPPER	2016	2036
HYANNIS (6)	2004	JOINT VENTURE	23.1	231,378	95.0	SHAW'S SUPERMARKET	2018	2028	TOYS R US	2019	2029	HOME GOODS	2010	2020
MARLBOROUGH (10)	2004	JOINT VENTURE	16.1	104,125	100.0	BEST BUY	2019	2034	DSW SHOE WAREHOUSE	2014	2034	BORDERS BOOKS	2019	2034
PITTSFIELD (6)	2004	FEE	13.0	72,014	100.0	STOP & SHOP	2014	2044
QUINCY (8)	2005	JOINT VENTURE	8.0	80,510	100.0	HANNAFORD	2014	2034	BROOKS PHARMACY	2017	2047
SHREWSBURY	2000	FEE	12.2	108,418	100.0	BOB'S STORES	2018	2033	BED BATH & BEYOND	2012	2032	STAPLES	2011	2021
STURBRIDGE (5)	2006	JOINT VENTURE	23.1	231,197	87.0	STOP & SHOP	2019	2049	MARSHALLS	2011	2026	STAPLES	2016	2031
MICHIGAN
CANTON TWP.	2005	JOINT VENTURE	3.0	36,601	100.0	BORDERS BOOKS	2023	2048	PETCO	2017	2032
CLARKSTON	1996	FEE	20.0	148,973	85.0	FARMER JACK	2015	2045	OFFICE DEPOT	2016	2031	CVS	2010	2020
CLAWSON	1993	FEE	13.5	130,424	90.0	STAPLES	2014	2024	ALDI	2028	2043	RITE AID	2026	2046
CLINTON TWP.	2005	JOINT VENTURE	2.9	19,042	100.0	GOLFSMITH	2018	2033
DEARBORN HEIGHTS	2005	JOINT VENTURE	2.2	4,500	100.0
FARMINGTON	1993	FEE	2.8	96,915	91.0	OFFICE DEPOT	2016	2031	ACE HARDWARE	2017	2027	FITNESS 19	2015	2025
KALAMAZOO (10)	2002	JOINT VENTURE	60.0	279,343	92.0	HOBBY LOBBY	2013	2023	MARSHALLS	2010	2030	DSW SHOE WAREHOUSE	2020	2035
LIVONIA	1968	FEE	4.5	33,121	100.0	CVS	2033	2083
MUSKEGON	1985	FEE	12.2	79,215	100.0
NOVI (10)	2003	JOINT VENTURE	6.0	60,000	100.0	MICHAELS	2016	2036	HOME GOODS	2011	2026
OKEMOS	2005	JOINT VENTURE	2.4	22,257	100.0	DOLLAR TREE	2017	2032
TAYLOR	1993	FEE	13.0	141,549	100.0	KOHL'S	2022	2042	BABIES R US	2017	2043	PARTY AMERICA	2014	2019
TROY (8)	2005	JOINT VENTURE	24.0	223,050	98.0	WAL-MART	2021	2051	MARSHALLS	2012	2027
WALKER	1993	FEE	41.8	387,210	97.0	RUBLOFF DEVELOPMENT	2016	2051	KOHL'S	2017	2037	LOEKS THEATRES	2012	2042
MINNESOTA
ARBOR LAKES	2006	FEE	44.4	474,062	89.0	LOWE'S HOME CENTER	2025	2075	DICK'S SPORTING GOODS	2017	2037	MARSHALLS	2016	2036
EDEN PRAIRIE	2005	JOINT VENTURE	3.0	18,411	65.0	DOLLAR TREE	2012	2027
MAPLE GROVE (4)	2001	FEE	63.0	466,477	97.0	BYERLY'S	2020	2035	BEST BUY	2015	2030	JO-ANN FABRICS	2020	2030
MINNETONKA (4)	1998	FEE	12.1	120,231	98.0	TOYS R US	2016	2031	GOLFSMITH GOLF CENTER	2013	2018	OFFICEMAX	2011
ROSEVILLE	2005	JOINT VENTURE	1.9	28,148	100.0	GOLFSMITH	2017	2032
ST. PAUL	2005	JOINT VENTURE	1.8	17,752	100.0	O'REILLY AUTOMOTIVE, INC.	2032	2047
MISSOURI
BRIDGETON	1997	GROUND LEASE (2010)	27.3	101,592	100.0	KOHL'S	2020	2030
CRYSTAL CITY	1997	GROUND LEASE (2032)	10.1	100,724	100.0	KMART	2024	2032
ELLISVILLE	1970	FEE	18.4	118,080	91.0	SHOP N SAVE	2017	2032
INDEPENDENCE	1998	FEE	21.0	184,870	100.0	KMART	2024	2054	THE TILE SHOP	2014	2024	OFFICE DEPOT	2012	2032
JOPLIN	1998	FEE	12.6	155,416	96.0	ASHLEY FURNITURE	2019	2029	HASTINGS BOOKS	2014		OFFICEMAX	2010	2025
JOPLIN (4)	1998	FEE	9.5	80,524	100.0	SHOPKO	2018	2038
KANSAS CITY	1997	FEE	17.8	150,381	100.0	HOME DEPOT	2015	2050	THE LEATHER COLLECTION	2013	2019
KIRKWOOD	1990	GROUND LEASE (2069)	19.8	251,524	100.0	HOBBY LOBBY	2014	2024	HEMISPHERES	2014	2024	SPORTS AUTHORITY	2014	2029
LEMAY	1974	FEE	9.8	79,747	100.0	SHOP N SAVE	2020	2065	DOLLAR GENERAL	2014
MANCHESTER (4)	1998	FEE	9.6	89,305	100.0	KOHL'S	2018	2038
SPRINGFIELD	1994	FEE	41.5	282,619	96.0	BEST BUY	2011	2026	JCPENNEY	2015	2020	TJ MAXX	2011	2021
SPRINGFIELD	2002	FEE	8.5	84,916	100.0	BED BATH & BEYOND	2013	2028	MARSHALLS	2012	2027	BORDERS BOOKS	2023	2038
SPRINGFIELD	1998	GROUND LEASE (2087)	18.5	203,384	100.0	KMART	2024	2054	OFFICE DEPOT	2020	2030	PACE-BATTLEFIELD, LLC	2017	2047
ST. CHARLES	1998	FEE	36.9	8,000	100.0
ST. CHARLES	1998	GROUND LEASE (2039)	8.4	84,460	100.0	KOHL'S	2019	2039
ST. LOUIS	1998	FEE	11.4	113,781	100.0	KOHL'S	2018	2038	CLUB FITNESS	2014	2024
ST. LOUIS	1972	FEE	13.1	129,093	93.0	SHOP N SAVE	2017	2082
ST. LOUIS	1998	FEE	17.5	176,273	95.0	BURLINGTON COAT FACTORY	2014	2024	BIG LOTS	2015	2030	OFFICE DEPOT	2010	2019
ST. LOUIS	1997	GROUND LEASE (2025)	19.7	151,540	89.0	HOME DEPOT	2026	2056	OFFICE DEPOT	2015	2025
ST. LOUIS	1997	GROUND LEASE (2035)	37.7	172,165	100.0	KMART	2024	2035	K&G MEN'S COMPANY	2017	2027
ST. LOUIS	1997	GROUND LEASE (2040)	16.3	128,765	100.0	KMART	2024	2040
ST. PETERS	1997	GROUND LEASE (2094)	14.8	175,121	95.0	HOBBY LOBBY	2014	2024	SPORTS AUTHORITY	2014	2029	OFFICE DEPOT	2019

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA (SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

MISSISSIPPI
HATTIESBURG	2004	JOINT VENTURE	69.2	293,848	98.0	ASHLEY FURNITURE HOMESTORE	2016	2026	ROSS DRESS FOR LESS	2016	2041	BED BATH & BEYOND	2016	2041
JACKSON (10)	2002	JOINT VENTURE	5.0	50,000	100.0	MICHAELS	2014	2034	MARSHALLS	2014	2024
NEBRASKA
OMAHA	2005	JOINT VENTURE	72.8	179,000	82.0	MARSHALLS	2016	2036	BIG LOTS	2019	2044	OFFICEMAX	2017	2032
NEVADA
CARSON CITY (3)	2006	FEE	9.4	114,258	90.0	RALEY'S	2012	2027
ELKO (3)	2006	FEE	31.3	170,756	92.0	RALEY'S	2017	2032	BUILDERS MART	2011	2016	CINEMA 4 THEATRES	2012
HENDERSON	1999	JOINT VENTURE	32.1	166,499	76.0	COLLEEN'S CLASSIC CONSIGNMENT	2013	2023	BIG LOTS	2016	2036	SAVERS	2016	2036
HENDERSON (3)	2006	FEE	10.5	130,773	73.0	ALBERTSONS	2014	2039
LAS VEGAS (3)	2006	FEE	7.0	77,650	95.0	ALBERTSONS	2021	2046
LAS VEGAS (3)	2007	JOINT VENTURE	34.8	361,486	94.0	WAL-MART	2012	2037	COLLEENS CLASSICS	2010		24 HOUR FITNESS	2012	2022
LAS VEGAS (3)	2006	FEE	9.4	111,245	45.0	DOLLAR TREE	2011	2016	CYCLE GEAR	2015	2020
LAS VEGAS (3)	2006	FEE	21.1	228,279	94.0	UA THEATRES	2017	2037	OFFICEMAX	2012	2032	BARNES & NOBLE	2012	2027
LAS VEGAS (3)	2006	FEE	16.4	169,160	83.0	FOOD 4 LESS	2011	2036	HOLLYWOOD VIDEO	2011	2016
LAS VEGAS (3)	2007	JOINT VENTURE	34.5	333,234	73.0	VONS	2011	2041	TJ MAXX	2015	2020	FITNESS FOR 10	2020	2025
LAS VEGAS (3)	2007	JOINT VENTURE	16.1	160,842	40.0	OFFICEMAX	2011	2021	DOLLAR DISCOUNT CENTER	2015	2025
RENO	2006	FEE	2.7	31,317	81.0
RENO	2006	FEE	3.1	36,627	59.0
RENO (5)	2007	JOINT VENTURE	15.5	120,004	95.0	RALEY'S	2022	2037	SHELL OIL	2012	2022
RENO (5)	2007	JOINT VENTURE	13.2	104,319	92.0	RALEY'S	2030	2060
RENO (5)	2007	JOINT VENTURE	14.5	146,501	98.0	BED BATH & BEYOND	2015	2030	WILD OATS MARKETS	2023	2038	BORDERS BOOKS	2014	2034
RENO (3)	2006	FEE	12.3	113,376	87.0	SCOLARI'S WAREHOUSE MARKET	2021
SPARKS	2007	FEE	10.3	119,601	95.0	SAFEWAY	2028	2058	CVS	2054
SPARKS (5)	2007	JOINT VENTURE	10.3	113,743	92.0	RALEY'S	2023	2038
NEW HAMPSHIRE
MILFORD	2008	JOINT VENTURE	17.3	148,802	92.0	SHAW'S SUPERMARKET	2022	2052	RITE AID	2014	2029
NASHUA (6)	2004	JOINT VENTURE	18.2	182,116	97.0	DSW SHOE WAREHOUSE	2011	2031	BED BATH & BEYOND	2012	2032	MICHAELS	2012	2027
NEW LONDON	2005	FEE	9.5	106,470	100.0	HANNAFORD BROS.	2025	2050	FIRST COLONIAL	2028		MACKENNA'S	2012	2017
SALEM	1994	FEE	39.8	344,069	100.0	KOHL'S	2013		SHAW'S SUPERMARKET	2018	2038	BOB'S STORES	2011	2021
NEW JERSEY
BAYONNE	2004	FEE	0.6	23,901	100.0	DOLLAR TREE	2014
BRICKTOWN	2005	JOINT VENTURE	5.9	56,680	100.0	WAWA	2019	2049
BRIDGEWATER	1998	FEE	0.0	136,570	100.0	COSTCO	2019	2049
BRIDGEWATER	2005	JOINT VENTURE	11.4	21,555	100.0	CREME DE LA CREME	2029	2049
BRIDGEWATER (4)	2001	FEE	16.6	241,997	100.0	BED BATH & BEYOND	2015	2030	MARSHALLS	2015	2025	BABIES R US	2015	2040
CHERRY HILL	1985	JOINT VENTURE	18.6	124,750	89.0	STOP & SHOP	2016	2036	RETROFITNESS	2013	2027
CHERRY HILL	1996	GROUND LEASE (2035)	15.2	131,537	100.0	KOHL'S	2016	2036	PLANET FITNESS	2017	2027
CHERRY HILL (9)	2007	JOINT VENTURE	48.0	209,185	100.0	KOHL'S	2018	2068	SPORTS AUTHORITY	2019	2034	BABIES R US	2013	2033
CINNAMINSON	1996	FEE	13.7	123,388	100.0	VF OUTLET	2011		HIBACHI GRILL	2020	2030	ACME MARKETS	2047
DELRAN (4)	2000	JOINT VENTURE	10.5	77,583	100.0	PETSMART	2016	2026	OFFICE DEPOT	2016	2026	SLEEPY'S	2012	2022
DELRAN (4) (12)	2005	JOINT VENTURE	9.5	37,679	80.0	DOLLAR TREE	2019	2029
DEPTFORD (10)	2008	JOINT VENTURE	10.6	44,930	66.0	GENERAL CINEMA	2010
EAST WINDSOR	2008	FEE	34.8	249,029	98.0	TARGET	2027	2067	GENUARDI'S	2026	2056	TJ MAXX	2011	2026
EDGEWATER (3)	2007	JOINT VENTURE	45.7	423,315	100.0	TARGET	2022	2042	PATHMARK	2016	2041	TJ MAXX	2012	2022
HILLSBOROUGH	2005	JOINT VENTURE	5.0	55,552	100.0	KMART	2012	2047
HOLMDEL	2007	FEE	48.6	305,678	82.0	A&P	2013	2043	MARSHALLS	2013	2028	LA FITNESS	2021	2036
HOLMDEL	2007	FEE	38.8	234,557	100.0	HOLMDEL FARMERS MARKET	2041		BEST BUY	2018	2033	MICHAELS	2013	2033
HOWELL	2005	JOINT VENTURE	3.9	30,000	100.0	BEST BUY	2019	2039
KENVIL	2005	JOINT VENTURE	5.2	44,583	100.0	RYAN AUTOMOTIVE	2026	2086
LINDEN	2002	FEE	0.9	13,340	100.0	STRAUSS DISCOUNT AUTO	2023	2033
LITTLE FERRY (10)	2008	FEE	14.5	145,222	47.0	HAR SUPERMARKETS	2014
MOORESTOWN	2009	GROUND LEASE (2066)	22.7	201,351	100.0	LOWE'S HOME CENTER	2026	2066	SPORTS AUTHORITY	2013	2033	BALLY TOTAL FITNESS	2012	2022
NORTH BRUNSWICK	1994	FEE	38.1	425,362	100.0	WAL-MART	2018	2058	BURLINGTON COAT FACTORY	2012		MARSHALLS	2012	2027
PISCATAWAY	1998	FEE	9.6	97,348	97.0	SHOPRITE	2014	2024
RIDGEWOOD	1994	FEE	2.7	24,280	100.0	WHOLE FOODS MARKET	2015	2030

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA (SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

SEA GIRT	2005	JOINT VENTURE	3.9	20,485	100.0	STAPLES	2017	2037
UNION	2007	JOINT VENTURE	3.5	95,225	100.0	WHOLE FOODS MARKET	2028	2058	BEST BUY	2024	2039
WAYNE	2009	FEE	19.2	331,528	100.0	COSTCO	2014	2044	LACKLAND STORAGE	2012	2032	SPORTS AUTHORITY	2012	2032
WESTMONT (12)	1994	FEE	17.4	173,259	77.0	SUPER FRESH	2017	2081	SUPER FITNESS	2019		JO-ANN FABRICS	2012
NEW MEXICO
ALBUQUERQUE	1998	FEE	4.7	37,442	100.0	PETSMART	2017	2037
ALBUQUERQUE	1998	FEE	26.0	183,736	88.0	MOVIES WEST	2011	2021	ROSS DRESS FOR LESS	2011	2021	VALLEY FURNITURE	2017
ALBUQUERQUE	1998	FEE	4.8	59,722	87.0	PAGE ONE	2014		WALGREENS	2027
LAS CRUCES (10)	2006	JOINT VENTURE	3.9	30,625	0.0
NEW YORK
AMHERST (10)	1988	JOINT VENTURE	7.5	101,066	100.0	TOPS SUPERMARKET	2013	2033
BAYSHORE	2006	FEE	15.9	176,622	98.0	BEST BUY	2016	2031	TOYS R US	2013	2043	OFFICE DEPOT	2011	2026
BELLMORE	2004	FEE	1.4	24,802	100.0	RITE AID	2014
BRIDGEHAMPTON	1973	FEE	30.2	287,587	94.0	KMART	2019	2039	KING KULLEN	2015	2035	TJ MAXX	2012	2017
BRONX	2005	FEE	0.1	3,720	100.0
BRONX (10)	1998	JOINT VENTURE	19.5	232,309	92.0	NATIONAL AMUSEMENTS	2011	2036	161 CONCOURSE HOLDINGS	2011	2046	UNITED STATES OF AMERICA	2011
BROOKLYN	2003	FEE	0.2	7,500	100.0
BROOKLYN	2003	FEE	0.4	10,000	100.0	RITE AID	2019
BROOKLYN	2004	FEE	0.2	29,671	100.0	DUANE READE	2014
BROOKLYN	2004	FEE	2.9	41,076	100.0	DUANE READE	2014		PC RICHARD & SON	2018	2028
BROOKLYN	2005	FEE	0.2	5,200	100.0
BROOKLYN (4)	2000	JOINT VENTURE	5.1	80,708	100.0	HOME DEPOT	2022	2051	WALGREENS	2030
BUFFALO (10)	1988	JOINT VENTURE	9.2	141,332	94.0	TOPS SUPERMARKET	2012	2037	PETSMART	2017	2032	FASHION BUG	2010	2025
CENTEREACH	2006	FEE	10.5	105,851	100.0	PATHMARK	2020	2050	ACE HARDWARE	2017	2027
CENTEREACH (10)	1993	JOINT VENTURE	40.7	379,937	99.0	WAL-MART	2015	2044	BIG LOTS	2011	2021	MODELL'S	2019	2029
CENTRAL ISLIP	2004	GROUND LEASE (2101)	4.3	54,955	100.0
COMMACK	1998	GROUND LEASE (2085)	35.7	265,409	82.0	KING KULLEN	2017	2047	SPORTS AUTHORITY	2017	2037	BABIES R US	2023	2043
COMMACK	2007	FEE	2.5	24,617	100.0	DEAL$	2018	2028
COPIAGUE (4)	1998	FEE	15.4	163,999	100.0	HOME DEPOT	2011	2056	BALLY TOTAL FITNESS	2013	2018
ELMONT	2004	FEE	1.8	27,078	100.0	DUANE READE	2014
ELMONT (10)	2005	JOINT VENTURE	1.3	12,900	100.0	CVS	2033	2040
FARMINGDALE (5)	2006	JOINT VENTURE	56.5	415,469	98.0	HOME DEPOT	2030	2075	DAVE & BUSTER'S	2010	2025	PETSMART	2018	2028
FLUSHING	2007	FEE	0.0	22,416	100.0	FRUIT VALLEY PRODUCE	2019
FRANKLIN SQUARE	2004	FEE	1.4	17,864	14.0
FREEPORT (4)	2000	JOINT VENTURE	9.6	173,031	97.0	STOP & SHOP	2025		TOYS R US	2020	2040	MARSHALLS	2011	2016
GLEN COVE (4)	2000	JOINT VENTURE	3.0	49,059	99.0	STAPLES	2014	2029	ANNIE SEZ	2011	2026
HAMPTON BAYS	1989	FEE	8.2	70,990	100.0	MACY'S	2015	2025	PETCO	2019	2029
HARRIMAN (5)	2007	JOINT VENTURE	52.9	227,939	86.0	KOHL'S	2023	2003	STAPLES	2013	2028	MICHAELS	2012	2027
HEMPSTEAD (4)	2000	JOINT VENTURE	1.4	13,905	100.0	WALGREENS	2059
HICKSVILLE	2004	FEE	2.5	35,581	100.0	DUANE READE	2014		DOLLAR TREE	2018	2028
HOLTSVILLE	2007	FEE	0.8	1,595	100.0
HUNTINGTON	2007	FEE	0.9	9,900	100.0
JAMAICA	2005	FEE	0.3	5,770	100.0
JERICHO	2007	FEE	6.4	63,998	100.0	WHOLE FOODS MARKET	2025	2040
JERICHO	2007	FEE	5.7	57,013	97.0	W.R. GRACE	2014	2019
JERICHO	2007	GROUND LEASE (2045)	0.0	2,085	100.0
JERICHO	2007	FEE	2.5	105,851	100.0	MILLERIDGE INN	2022	2042
LATHAM (4)	1999	JOINT VENTURE	89.4	616,130	98.0	SAM'S CLUB	2013	2043	WAL-MART	2013	2043	HOME DEPOT	2031	2071
LAURELTON	2005	FEE	0.2	7,435	100.0
LEVITTOWN (10)	2006	JOINT VENTURE	3.8	47,199	36.0	DSW SHOE WAREHOUSE	2021	2036
LITTLE NECK	2003	FEE	3.5	48,275	100.0
MANHASSET	1999	FEE	9.6	188,608	78.0	FILENE'S	2011		KING KULLEN	2024	2052	MICHAELS	2014	2029
MASPETH	2004	FEE	1.1	22,500	100.0	DUANE READE	2014
MERRICK (4)	2000	FEE	7.8	108,236	98.0	WALDBAUMS	2013	2041	HOME GOODS	2019	2034	ANNIE SEZ	2011	2021
MIDDLETOWN (4)	2000	FEE	10.1	80,000	56.0	BEST BUY	2016	2031
MINEOLA	2007	FEE	2.7	26,780	79.0	FRESHWAY MARKET	2024	2034
MUNSEY PARK (4)	2000	JOINT VENTURE	6.0	72,748	100.0	BED BATH & BEYOND	2012	2022	WHOLE FOODS MARKET	2011	2021
NESCONSET	2009	FEE	5.9	55,970	48.0	BOB'S DISCOUNT FURNITURE	2020	2030

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA (SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

NORTH MASSAPEQUA	2004	GROUND LEASE (2033)	2.0	29,610	100.0	DUANE READE	2014
OCEANSIDE	2003	FEE	0.3	1,856	0.0
PLAINVIEW	1969	GROUND LEASE (2070)	7.0	88,422	100.0	FAIRWAY STORES	2017	2037
POUGHKEEPSIE	1972	FEE	20.0	167,668	95.0	STOP & SHOP	2020	2049	BIG LOTS	2012	2017
QUEENS VILLAGE	2005	FEE	0.5	14,649	100.0	STRAUSS DISCOUNT AUTO	2015	2025
ROCHESTER	1988	FEE	18.6	185,153	70.0	TOPS SUPERMARKET	2014	2024
STATEN ISLAND	1989	FEE	16.7	212,325	96.0	KMART	2011		PATHMARK	2011	2021
STATEN ISLAND	1997	GROUND LEASE (2072)	7.0	101,337	95.0	KING KULLEN	2011	2031
STATEN ISLAND	2006	FEE	23.9	348,643	92.0	KMART	2012	2017	PATHMARK	2012	2017	TOYS R US	2015
STATEN ISLAND	2005	FEE	5.5	47,270	100.0	STAPLES	2013	2018
STATEN ISLAND	2005	JOINT VENTURE	2.3	-	0.0
STATEN ISLAND (4)	2000	JOINT VENTURE	14.4	190,131	77.0	TJ MAXX	2015	2025	MICHAELS	2011	2031	CVS	2033	2053
SYOSSET	1967	FEE	2.5	32,124	100.0	NEW YORK SPORTS CLUB	2016	2021
WHITE PLAINS	2004	FEE	2.5	24,577	90.0	DUANE READE	2014
YONKERS	1995	FEE	4.1	43,560	100.0	SHOPRITE	2013	2028
YONKERS	2005	FEE	0.9	10,329	100.0	STRAUSS DISCOUNT AUTO	2015	2025
NORTH CAROLINA
CARY	2000	FEE	10.6	86,015	100.0	BED BATH & BEYOND	2021	2036	DICK'S SPORTING GOODS	2014	2029
CARY	1998	FEE	10.9	102,787	77.0	LOWES FOOD	2017	2037
CARY (4)	2001	JOINT VENTURE	40.3	315,797	99.0	BJ'S	2020	2040	KOHL'S	2022	2101	PETSMART	2016	2036
CHARLOTTE	1968	FEE	13.5	110,300	55.0	TJ MAXX	2012	2017	CVS	2015	2035
CHARLOTTE	1993	FEE	14.0	139,269	77.0	SUPER GLOBAL MART	2030	2040	RUGGED WEARHOUSE	2013	2018
CHARLOTTE	1986	GROUND LEASE (2048)	18.5	233,812	65.0	ROSS DRESS FOR LESS	2015	2035	K&G MEN'S COMPANY	2013	2018	SPORTS & FITNESS	2020	2030
DURHAM	1996	FEE	13.1	116,186	84.0	TJ MAXX	2019	2029	JO-ANN FABRICS	2015	2020
DURHAM (4)	2002	FEE	39.5	408,292	98.0	WAL-MART	2015	2035	BEST BUY	2011	2026	BUY BUY BABY	2020	2040
FRANKLIN (10)	1998	JOINT VENTURE	2.6	26,326	100.0	BILL HOLT FORD	2016	2041
KNIGHTDALE	2005	JOINT VENTURE	50.3	186,058	99.0	ROSS DRESS FOR LESS	2017	2037	BED BATH & BEYOND	2017	2037	MICHAELS	2016	2036
MOORESVILLE	2007	FEE	29.3	165,798	96.0	BEST BUY	2018	2038	BED BATH & BEYOND	2018	2038	STAPLES	2022	2037
MORRISVILLE	2008	JOINT VENTURE	24.2	166,474	94.0	CARMIKE CINEMAS	2017	2027	FOOD LION	2019	2039	STEIN MART	2017	2037
PINEVILLE (8)	2003	JOINT VENTURE	39.1	269,710	95.0	KMART	2017	2067	STEIN MART	2012		TJ MAXX	2013	2018
RALEIGH	1993	FEE	35.9	362,945	89.0	GOLFSMITH GOLF & TENNIS	2017	2027	BED BATH & BEYOND	2016	2036	ROSS DRESS FOR LESS	2016	2036
RALEIGH	2006	JOINT VENTURE	1.0	9,800	86.0
RALEIGH	2003	JOINT VENTURE	7.4	95,503	90.0	FOOD LION	2023	2043	ACE HARDWARE	2022	2037
WINSTON-SALEM	1969	FEE	13.2	132,190	87.0	HARRIS TEETER	2016	2041	DOLLAR TREE	2011	2016
OHIO
AKRON	1975	FEE	6.9	75,866	100.0	GIANT EAGLE	2021	2041
AKRON	1988	FEE	24.5	138,363	100.0	GABRIEL BROTHERS	2010	2025	PAT CATANS CRAFTS	2013		ESSENCE BEAUTY MART	2014
BARBERTON	1972	FEE	10.0	101,688	96.0	GIANT EAGLE	2027	2052
BEAVERCREEK	1986	FEE	18.2	100,307	76.0	KROGER	2018	2048	DOLLAR GENERAL	2010
BRUNSWICK	1975	FEE	20.0	171,223	96.0	KMART	2015	2050	MARC'S	2017	2027
CAMBRIDGE	1997	FEE	13.1	78,065	88.0	TRACTOR SUPPLY CO.	2015	2020
CANTON	1972	FEE	19.6	172,419	83.0	BURLINGTON COAT FACTORY	2018	2043	TJ MAXX	2012	2017	HOMETOWN BUFFET	2010	2020
CENTERVILLE	1988	FEE	15.2	125,058	100.0	BED BATH & BEYOND	2017	2032	THE TILE SHOP	2014	2024	HOME 2 HOME	2013	2018
CINCINNATI	1988	FEE	11.6	223,731	99.0	LOWE'S HOME CENTER	2022	2052	BIG LOTS	2014	2019	AJ WRIGHT	2014	2034
CINCINNATI	1988	GROUND LEASE (2054)	8.8	121,242	100.0
CINCINNATI	1988	FEE	29.2	308,277	100.0
CINCINNATI	2000	FEE	8.8	88,317	100.0	HOBBY LOBBY	2011	2021	URBAN ACTIVE FITNESS	2017	2027
CINCINNATI	1999	FEE	16.7	89,742	92.0	BIGGS FOODS	2016	2031
CINCINNATI	2005	JOINT VENTURE	2.4	16,000	100.0	HIGHLAND KENNEDY DEVELOPMENT	2017	2067
CINCINNATI	2005	JOINT VENTURE	2.4	10,900	100.0	EDDIE MERLOT'S	2018	2038
CINCINNATI (4)	2000	JOINT VENTURE	36.7	409,960	98.0	WAL-MART	2028	2103	HOBBY LOBBY	2015	2025	DICK'S SPORTING GOODS	2016	2031
COLUMBUS	1988	FEE	12.4	191,089	100.0	KOHL'S	2011	2031	KROGER	2031	2071	TOYS R US	2015	2040
COLUMBUS	1988	FEE	13.7	142,743	99.0	KOHL'S	2011	2031	STAPLES	2011	2020
COLUMBUS	1988	FEE	17.9	129,008	100.0	KOHL'S	2011	2031	GRANT/RIVERSIDE	2011
COLUMBUS	1988	FEE	12.4	135,650	76.0	KOHL'S	2011	2031

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA (SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

COLUMBUS (4)	2002	FEE	36.5	269,201	98.0	LOWE'S HOME CENTER	2016	2046	KROGER	2022	2042
COLUMBUS (4)	1998	FEE	12.1	112,862	94.0	BORDERS BOOKS	2018	2038	PIER 1 IMPORTS	2012	2017	PATEL BROS. INDIAN GROCERS	2019
DAYTON	1969	FEE	22.8	163,131	80.0	BEST BUY	2012	2032	BIG LOTS	2013	2018	JO-ANN FABRICS	2012
DAYTON	1984	FEE	32.1	213,853	85.0	VICTORIA'S SECRET	2019	2029	KROGER	2012	2038	CARDINAL FITNESS	2017	2027
DAYTON	1988	FEE	11.2	116,374	88.0
HUBER HEIGHTS (4)	1999	FEE	40.0	318,468	90.0	ELDER BEERMAN	2014	2044	KOHL'S	2015	2035	MARSHALLS	2014	2024
KENT	1995	FEE	17.6	106,500	97.0	TOPS SUPERMARKET	2026	2096
MENTOR	1987	FEE	20.6	103,910	97.0	GABRIEL BROTHERS	2013	2028	BIG LOTS	2014	2034
MENTOR	1988	FEE	25.0	235,577	94.0	GIANT EAGLE	2019	2029	BURLINGTON COAT FACTORY	2014	2024	JO-ANN FABRICS	2014	2019
MIAMISBURG	1999	FEE	0.6	6,000	57.0
MIDDLEBURG HEIGHTS	1988	FEE	8.2	104,342	100.0
NORTH OLMSTEAD	1988	FEE	11.7	99,862	100.0	TOPS SUPERMARKET	2026	2096
SHARONVILLE (10)	1977	GROUND LEASE (2076)/JOINT VENTURE	15.0	121,105	100.0	GABRIEL BROTHERS	2012	2032	KROGER	2013	2028	UNITED ART AND EDUCATION	2016	2026
SPRINGDALE (4)	2000	JOINT VENTURE	22.0	252,110	74.0	WAL-MART	2015	2045	HHGREGG	2012	2017	GUITAR CENTER	2019	2029
TROTWOOD	1988	FEE	16.9	141,616	100.0
UPPER ARLINGTON	1969	FEE	13.3	160,702	75.0	TJ MAXX	2011	2021	HONG KONG BUFFET	2011	2016	CVS	2019	2039
WESTERVILLE	1993	FEE	25.4	222,077	80.0	KOHL'S	2016	2036	MARC'S	2015	2025	OFFICEMAX	2014	2024
WICKLIFFE	1995	FEE	10.0	128,180	89.0	GABRIEL BROTHERS	2013	2028	BIG LOTS	2013		DOLLAR TREE	2014	2019
WILLOUGHBY HILLS	1988	FEE	14.1	157,424	98.0	VF OUTLET	2012	2022	MARCS DRUGS	2012	2017
OKLAHOMA
OKLAHOMA CITY	1997	FEE	9.8	103,027	100.0	ACADEMY SPORTS & OUTDOORS	2014	2024
OKLAHOMA CITY	1998	FEE	19.8	233,797	96.0	HOME DEPOT	2014	2044	GORDMANS	2013	2033	BEST BUY	2013	2023
OREGON
ALBANY (10)	2006	JOINT VENTURE	3.8	22,700	100.0	GROCERY OUTLET	2016	2030
ALBANY (3)	2006	FEE	13.3	109,891	78.0	RITE AID	2013	2053	DOLLAR TREE	2013	2023	AARON'S SALES & LEASING	2019	2024
CANBY	2009	FEE	9.1	115,701	90.0	SAFEWAY	2023	2083	RITE AID	2014	2044	CANBY ACE HARDWARE	2015	2030
CLACKAMAS (3)	2007	JOINT VENTURE	23.7	236,672	98.0	SPORTS AUTHORITY	2014	2034	NORDSTROM RACK	2013	2018	OLD NAVY	2010
GRESHAM	2009	FEE	19.8	208,276	97.0	WILD OATS MARKETS	2020	2033	OFFICE DEPOT	2012	2017	BIG LOTS	2012	2017
GRESHAM	2009	FEE	0.7	107,583	44.0	CASCADE ATHLETIC CLUB	2013	2018
GRESHAM (3)	2006	FEE	25.6	264,765	91.0	MADRONA WATUMULL	2037	2087	PETSMART	2013	2028	ROSS DRESS FOR LESS	2018
HILLSBORO (3)	2006	FEE	20.0	260,954	91.0	SAFEWAY	2014	2044	STAPLES	2013		RITE AID	2014	2044
HILLSBORO (3)	2008	FEE	20.0	210,992	85.0	SAFEWAY	2010	2045	RITE AID	2010	2040	TRADER JOE'S	2017	2032
MEDFORD (3)	2006	FEE	30.1	335,043	84.0	SEARS	2014	2044	TINSELTOWN	2017	2037	24 HOUR FITNESS	2015	2026
MILWAUKIE (3)	2007	GROUND LEASE (2041)/JOINT VENTURE	16.3	185,859	94.0	ALBERTSONS	2013		RITE AID	2015		JO-ANN FABRICS	2013	2018
PORTLAND (3)	2006	FEE	10.6	115,673	94.0	SAFEWAY	2017	2047	DOLLAR TREE	2012	2017
SPRINGFIELD	2009	FEE	8.7	96,027	94.0	SAFEWAY	2013	2043
TROUTDALE	2009	FEE	9.8	90,137	60.0	LAMBS THRIFTWAY	2021	2031
PENNSYLVANIA
ARDMORE	2007	FEE	18.8	320,553	98.0	MACY'S	2012	2032	BANANA REPUBLIC	2010
BLUE BELL	1996	FEE	17.7	120,211	100.0	KOHL'S	2016	2036	HOME GOODS	2013	2033
BROOKHAVEN	2005	JOINT VENTURE	3.0	6,300	100.0
CARLISLE (5)	2005	JOINT VENTURE	12.2	90,289	88.0	GIANT FOOD	2016	2046
CHAMBERSBURG	2006	FEE	37.3	271,411	92.0	KOHL'S	2028	2058	GIANT FOOD	2027	2067	MICHAELS	2017	2037
CHAMBERSBURG	2008	JOINT VENTURE	12.9	131,623	92.0	GIANT FOOD	2040	2040	WINE & SPIRITS SHOPPE	2011	2016
CHIPPEWA	2000	FEE	22.4	215,206	100.0	KMART	2018	2068	HOME DEPOT	2018	2068
EAGLEVILLE	2008	FEE	15.2	100,385	35.0	GENUARDI'S	2011	2026	DOLLAR TREE	2019	2029
EAST NORRITON	1984	FEE	12.5	131,794	74.0	SHOPRITE	2022	2037	JO-ANN FABRICS	2012
EAST STROUDSBURG	1973	FEE	15.3	168,218	100.0	KMART	2012	2022	WEIS MARKETS	2010
EASTWICK	1997	FEE	3.4	36,511	100.0	MERCY HOSPITAL	2017	2022
EXTON	1999	FEE	6.1	60,685	100.0	ACME MARKETS	2015	2045
EXTON	1996	FEE	9.8	85,184	100.0	KOHL'S	2016	2036
EXTON	2005	JOINT VENTURE	10.0	26,014	13.0
FEASTERVILLE	1996	FEE	4.6	86,575	7.0
GETTYSBURG	1986	FEE	2.4	14,584	100.0	RITE AID	2026	2046
GREENSBURG (10)	2002	JOINT VENTURE	5.0	50,000	100.0	TJ MAXX	2020	2020	MICHAELS	2015	2020
HAMBURG	2000	FEE	3.0	15,400	100.0	LEHIGH VALLEY HEALTH	2016	2026
HARRISBURG	1972	FEE	17.0	175,917	100.0	GANDER MOUNTAIN	2013	2028	AMERICAN SIGNATURE	2022	2032	SUPERPETZ	2012	2021
HAVERTOWN	1996	FEE	9.0	80,938	100.0	KOHL'S	2016	2036

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA (SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

HORSHAM (5)	2005	JOINT VENTURE	8.3	75,206	100.0	GIANT FOOD	2022	2052
LANDSDALE	1996	GROUND LEASE (2037)	1.4	84,470	100.0	KOHL'S	2012
MONROEVILLE (5)	2005	FEE	13.7	143,200	90.0	PETSMART	2019	2034	BED BATH & BEYOND	2020	2034	MICHAELS	2014	2029
MONTGOMERY (4)	2002	FEE	45.0	257,565	88.0	GIANT FOOD	2020	2050	BED BATH & BEYOND	2016	2030	PETSMART	2021	2041
MORRISVILLE	1996	FEE	14.4	2,437	0.0
NEW KENSINGTON	1986	FEE	12.5	108,950	100.0	GIANT EAGLE	2016	2033
PHILADELPHIA	1996	FEE	6.3	82,345	100.0	KOHL'S	2016	2036
PHILADELPHIA	1996	GROUND LEASE (2010)	6.8	133,309	100.0	KMART	2010	2035
PHILADELPHIA	2005	FEE	0.4	9,343	100.0
PHILADELPHIA (10)	1998	JOINT VENTURE	15.2	75,303	100.0	NORTHEAST AUTO OUTLET	2015	2050
PHILADELPHIA (10)	1995	JOINT VENTURE	22.6	332,583	98.0	TARGET	2030	2080	PATHMARK	2022	2047	PEP BOYS	2028	2038
PHILADELPHIA (10) (12)	1983	JOINT VENTURE	8.1	213,444	88.0	JCPENNEY	2012	2037	TOYS R US	2012	2052
PHILADELPHIA (10)	2006	JOINT VENTURE	18.0	294,309	95.0	SEARS	2019	2039
PHILADELPHIA	2005	JOINT VENTURE	3.0	19,137	100.0	CVS	2034	2059
PITTSBURGH	2004	GROUND LEASE (2095)	46.8	467,927	100.0
PITTSBURGH (3)	2007	JOINT VENTURE	19.3	118,297	70.0	ECKERD	2013	2018
PITTSBURGH (8)	2007	JOINT VENTURE	37.0	166,786	77.0	TJ MAXX	2010	2020	STAPLES	2015	2030	PETSMART	2015	2040
RICHBORO (12)	1986	FEE	14.5	107,432	96.0	SUPER FRESH	2018	2058
SCOTT TOWNSHIP	1999	GROUND LEASE (2052)	0.0	69,288	100.0	WAL-MART	2032	2052
SHREWSBURY (8)	2004	JOINT VENTURE	21.2	94,706	97.0	GIANT FOOD	2023	2053
SPRINGFIELD (12)	1983	FEE	19.7	165,732	84.0	GIANT FOOD	2030	2070	STAPLES	2013	2033
UPPER DARBY	1996	JOINT VENTURE	16.3	28,102	100.0	THE PJA SCHOOL	2016	2026
WEST MIFFLIN	1986	FEE	8.3	84,279	100.0	BIG LOTS	2012	2032
WHITEHALL	1996	GROUND LEASE (2081)	6.0	84,524	100.0	KOHL'S	2016	2036
WHITEHALL (10)	2005	JOINT VENTURE	15.1	151,418	97.0	GIANT FOOD	2014		JO-ANN FABRICS	2012		BARNES & NOBLE	2011
YORK	1986	FEE	13.7	58,244	95.0	SAVE-A-LOT	2014	2029	ADVANCE AUTO PARTS	2012	2017	YALE ELECTRIC	2010	2011
YORK	1986	FEE	3.3	35,500	100.0	GIANT FOOD	2012	2017
PUERTO RICO
BAYAMON	2006	FEE	16.5	186,434	100.0	AMIGO SUPERMARKET	2027	2047	OFFICEMAX	2015	2030	CHUCK E CHEESE	2013	2023
CAGUAS	2006	FEE	19.8	574,730	100.0	SAM'S CLUB	2019	2070	COSTCO	2026	2046	JCPENNEY	2020	2050
CAROLINA	2006	FEE	28.2	570,610	100.0	KMART	2019	2069	HOME DEPOT	2026	2046	PUEBLO INTERNATIONAL	2015	2045
MANATI	2006	FEE	6.7	69,640	95.0	GRANDE SUPERMARKET	2011
MAYAGUEZ	1995	FEE	39.3	354,830	100.0	HOME DEPOT	2026	2046	SAM'S CLUB	2019	2069	CARIBBEAN CINEMA	2028	2038
PONCE	2006	FEE	12.1	192,701	86.0	2000 CINEMA CORP.	2032	2052	SUPERMERCADOS MAXIMO	2026	2046	DAVID'S BRIDAL	2011	2021
TRUJILLO ALTO	2006	GROUND LEASE (2054)	19.5	199,513	100.0	KMART	2014	2054	PUEBLO SUPERMARKET	2014	2024	FARMACIAS EL AMAL	2015
RHODE ISLAND
CRANSTON	1998	FEE	11.0	129,907	93.0	BOB'S STORES	2013	2028	MARSHALLS	2011	2021	DOLLAR TREE	2013	2028
PROVIDENCE (10)	2003	GROUND LEASE (2022)/JOINT VENTURE	17.0	71,735	95.0	STOP & SHOP	2022	2072
SOUTH CAROLINA
CHARLESTON	1995	FEE	17.2	186,740	97.0	TJ MAXX	2014		OFFICE DEPOT	2011	2016	MARSHALLS	2011
CHARLESTON (12)	1978	FEE	17.6	181,928	79.0	HARRIS TEETER	2029	2059	STEIN MART	2011	2016	WEST MARINE	2019	2029
FLORENCE	1997	FEE	21.0	113,922	95.0	HAMRICKS	2011		STAPLES	2010	2035	HIBACHI GRILL	2019	2029
GREENVILLE	1997	FEE	20.4	148,532	60.0	BABIES R US	2012	2022
GREENVILLE	2009	FEE	31.8	295,928	82.0	INGLES MARKETS	2021	2076	TJ MAXX	2010	2025	ROSS DRESS FOR LESS	2012	2032
NORTH CHARLESTON	1997	FEE	27.2	266,588	100.0	SPORTS AUTHORITY	2013	2033	BURKE'S OUTLET	2014	2029	MARSHALLS	2013
TENNESSEE
CHATTANOOGA	1973	GROUND LEASE (2074)	7.6	50,588	65.0	SAVE-A-LOT	2014
CHATTANOOGA (10)	2002	JOINT VENTURE	5.0	50,000	100.0	HOME GOODS	2010	2020	MICHAELS	2018	2037
MADISON	1978	GROUND LEASE (2039)	14.5	175,593	99.0	OLD TIME POTTERY	2013	2023	WAL-MART	2014	2039
MADISON	2004	FEE	25.4	240,318	91.0	JO-ANN FABRICS	2014	2024	SAM ASH	2014	2019	TJ MAXX	2015	2020
MADISON (4)	1999	FEE	21.1	189,401	70.0	DICK'S SPORTING GOODS	2017	2032	BEST BUY	2014	2029	OLD NAVY	2011	2019
MEMPHIS	2000	FEE	8.8	87,962	100.0	OLD TIME POTTERY	2010	2025
MEMPHIS	1991	FEE	14.7	167,243	60.0	TOYS R US	2017	2042	KIDS R US	2019	2044
MEMPHIS (4)	2001	FEE	3.9	40,000	100.0	BED BATH & BEYOND	2012	2027
MEMPHIS (3)	2007	JOINT VENTURE	5.5	55,373	79.0
NASHVILLE	1998	FEE	10.2	109,012	93.0	TREES N TRENDS	2013	2018	OAK FACTORY OUTLET	2012		OLD COUNTRY BUFFET	2011	2016
NASHVILLE	1998	FEE	16.9	172,078	83.0	HHGREGG	2018	2028	ASHLEY FURNITURE	2012	2022	BED BATH & BEYOND	2013	2028
NASHVILLE (4)	1999	JOINT VENTURE	9.3	99,909	57.0	BEST BUY	2014	2029

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA (SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

TEXAS
ALLEN (10)	2006	JOINT VENTURE	2.1	21,162	100.0	CREME DE LA CREME	2026	2046
AMARILLO (4)	1997	FEE	9.3	343,875	88.0	HOME DEPOT	2019	2069	KOHL'S	2025	2055	PETSMART	2015	2035
AMARILLO (4)	2003	JOINT VENTURE	10.6	142,647	94.0	ROSS DRESS FOR LESS	2012	2037	BED BATH & BEYOND	2012	2032	JO-ANN FABRICS	2012	2032
ARLINGTON	1997	FEE	8.0	96,127	100.0	HOBBY LOBBY	2013	2018
AUSTIN	1998	FEE	15.4	157,852	95.0	HEB GROCERY	2011	2026	BROKERS NATIONAL LIFE	2013
AUSTIN (10)	2003	JOINT VENTURE	10.8	108,028	100.0	FRY'S ELECTRONICS	2018	2048
AUSTIN (4)	1998	FEE	18.2	191,760	45.0	BABIES R US	2012	2027	WORLD MARKET	2011	2026	MATTRESS FIRM	2015	2020
AUSTIN (3) (12)	2007	JOINT VENTURE	21.4	213,853	100.0	BED BATH & BEYOND	2020	2040	BUY BUY BABY	2020	2040	ROSS DRESS FOR LESS	2013	2023
AUSTIN (3)	2007	JOINT VENTURE	4.6	45,791	100.0	PRIMITIVES	2012	2017	JO-ANN FABRICS	2010
BAYTOWN	1996	FEE	8.7	98,623	100.0	HOBBY LOBBY	2019	2029	ROSS DRESS FOR LESS	2012	2032
BROWNSVILLE	2005	JOINT VENTURE	38.7	226,000	53.0	TJ MAXX	2016	2036	MICHAELS	2017	2032	PETSMART	2016	2041
COLLEYVILLE (10)	2006	JOINT VENTURE	2.0	20,188	100.0	CREME DE LA CREME	2026	2046
COPPELL (10)	2006	JOINT VENTURE	2.0	20,425	100.0	CREME DE LA CREME	2026	2046
CORPUS CHRISTI	1997	GROUND LEASE (2065)	12.5	125,454	100.0	BEST BUY	2016	2030	ROSS DRESS FOR LESS	2011	2030	BED BATH & BEYOND	2018	2033
DALLAS	1969	JOINT VENTURE	75.0	29,769	100.0	BIG TOWN BOWLANES	2022
DALLAS (4)	1998	FEE	6.8	83,867	100.0	ROSS DRESS FOR LESS	2012	2017	OFFICEMAX	2014	2024	BIG LOTS	2012	2032
DALLAS (3)	2007	JOINT VENTURE	12.1	171,988	85.0	CVS PHARMACY, INC.	2024	2054	ULTA 3	2014	2024
EAST PLANO	1996	FEE	9.0	100,598	100.0	HOME DEPOT EXPO	2024	2054
FORT WORTH	2003	JOINT VENTURE	45.5	290,949	95.0	MARSHALLS	2015	2035	ROSS DRESS FOR LESS	2017	2042	OFFICE DEPOT	2021	2041
FRISCO	2006	JOINT VENTURE	38.7	215,000	90.0	HOBBY LOBBY / MARDELS	2028	2048	HEMISPHERES	2023	2038	SPROUTS FARMERS MARKET	2023	2043
GRAND PRAIRIE	2006	JOINT VENTURE	72.6	213,954	98.0	24 HOUR FITNESS	2022	2047	ROSS DRESS FOR LESS	2019	2039	MARSHALLS	2017	2037
HARRIS COUNTY (5)	2005	JOINT VENTURE	11.4	144,055	78.0	BEST BUY	2015	2035	BARNES & NOBLE	2014	2029	PETSMART	2019	2034
HOUSTON	2004	FEE	8.0	113,831	51.0	PALAIS ROYAL	2017	2022
HOUSTON	1996	FEE	8.2	96,500	100.0	BURLINGTON COAT FACTORY	2014	2034
HOUSTON (5)	2006	FEE	32.0	350,836	97.0	MARSHALLS	2011	2026	BED BATH & BEYOND	2012	2032	OFFICEMAX	2014	2034
HOUSTON (8)	2007	JOINT VENTURE	23.8	237,634	96.0	TJ MAXX	2015	2035	ROSS DRESS FOR LESS	2016	2036	BED BATH & BEYOND	2016	2041
LEWISVILLE	1998	FEE	11.2	74,837	68.0	TALBOTS OUTLET	2012	2020	$6 FASHION OUTLETS	2013	2018
LEWISVILLE	1998	FEE	7.6	123,560	95.0	BABIES R US	2012	2027	BED BATH & BEYOND	2018	2033	BROYHILL HOME COLLECTIONS	2015	2025
LEWISVILLE	1998	FEE	9.4	93,668	97.0	FACTORY DIRECT FURNITURE	2019	2024	DSW SHOE WAREHOUSE	2018	2028	PETLAND	2019
LUBBOCK	1998	FEE	9.6	108,326	83.0	PETSMART	2015	2040	OFFICEMAX	2014	2029	MICHAELS	2010	2025
MESQUITE	1974	FEE	9.0	79,550	100.0	KROGER	2012	2037
MESQUITE	2006	FEE	15.0	209,766	100.0	BEST BUY	2014	2024	ASHLEY FURNITURE	2012	2017	PETSMART	2010	2026
N. BRAUNFELS	2003	JOINT VENTURE	8.6	86,479	100.0	KOHL'S	2014	2064
NORTH CONROE (8)	2006	JOINT VENTURE	27.6	283,537	97.0	ASHLEY FURNITURE HOMESTORE	2024	2029	TJ MAXX	2016	2036	ROSS DRESS FOR LESS	2017	2037
PASADENA (4)	1999	FEE	15.1	169,190	95.0	PETSMART	2015	2030	OFFICEMAX	2014	2029	MICHAELS	2014	2024
PASADENA (4)	2001	FEE	24.6	240,907	99.0	BEST BUY	2012	2027	ROSS DRESS FOR LESS	2012	2032	MARSHALLS	2012	2027
PLANO	2005	FEE	0.0	149,343	100.0	HOME DEPOT	2027	2057
RICHARDSON (4)	1998	FEE	11.7	115,579	54.0	OFFICEMAX	2011	2026	FOX & HOUND	2012	2022
SOUTHLAKE	2008	JOINT VENTURE	4.1	37,447	66.7
TEMPLE (5)	2005	JOINT VENTURE	27.5	274,799	51.0	HOBBY LOBBY	2021	2036	ROSS DRESS FOR LESS	2012	2037	MARSHALLS	2011	2026
WEBSTER	2006	FEE	40.0	408,899	93.0	HOBBY LOBBY	2017	2027	SPORTS AUTHORITY	2011	2021	BEL FURNITURE	2010	2015
UTAH
OGDEN	1967	FEE	11.4	142,628	100.0	COSTCO	2033	2073
VERMONT
MANCHESTER	2004	FEE	9.5	54,322	85.0	PRICE CHOPPERS	2011
VIRGINIA
ALEXANDRIA	2005	JOINT VENTURE	3.4	28,800	100.0	THE ROOF CENTER	2014
BURKE (6)	2004	GROUND LEASE (2076)/ JOINT VENTURE	12.5	124,148	97.0	SAFEWAY	2020	2050	CVS	2021	2041
COLONIAL HEIGHTS	1999	FEE	6.1	60,909	100.0	ASHLEY HOME STORES	2018	2028	BOOKS-A-MILLION	2011
DUMFRIES (8)	2005	JOINT VENTURE	0.0	1,702	100.0
FAIRFAX (4)	1998	FEE	37.0	343,180	100.0	COSTCO	2011	2046	HOME DEPOT	2013	2033	SPORTS AUTHORITY	2013
FAIRFAX (3)	2007	JOINT VENTURE	10.1	101,332	100.0	WALGREENS	2021	2041	TJ MAXX	2014	2024
FREDERICKSBURG (8)	2005	JOINT VENTURE	0.0	4,842	100.0
FREDERICKSBURG (8)	2005	JOINT VENTURE	0.0	32,000	100.0	BASSETT FURNITURE	2019	2039
FREDERICKSBURG (8)	2005	JOINT VENTURE	0.0	2,454	100.0
FREDERICKSBURG (8)	2005	JOINT VENTURE	0.0	3,650	100.0
FREDERICKSBURG (8)	2005	JOINT VENTURE	0.0	4,261	100.0

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA (SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

FREDERICKSBURG (8)	2005	JOINT VENTURE	0.0	3,000	100.0
FREDERICKSBURG (8)	2005	JOINT VENTURE	0.0	10,578	100.0	CHUCK E CHEESE	2014	2024
FREDERICKSBURG (8)	2005	JOINT VENTURE	0.0	10,002	100.0	CRACKER BARREL	2014	2034
FREDERICKSBURG (8)	2005	JOINT VENTURE	0.0	8,000	100.0
FREDERICKSBURG (8)	2005	JOINT VENTURE	0.0	5,126	100.0
FREDERICKSBURG (8)	2005	JOINT VENTURE	0.0	6,818	100.0
FREDERICKSBURG (8)	2005	JOINT VENTURE	0.0	4,800	100.0
FREDERICKSBURG (8)	2005	JOINT VENTURE	0.0	2,909	100.0
FREDERICKSBURG (8)	2005	JOINT VENTURE	0.0	6,000	100.0
FREDERICKSBURG (8)	2005	JOINT VENTURE	0.0	11,097	100.0	NTB TIRES	2017	2037
FREDERICKSBURG (8)	2005	JOINT VENTURE	0.0	7,200	100.0
FREDERICKSBURG (8)	2005	JOINT VENTURE	0.0	8,027	100.0
FREDERICKSBURG (8)	2005	JOINT VENTURE	0.0	6,100	100.0
FREDERICKSBURG (8)	2005	JOINT VENTURE	0.0	5,540	100.0
FREDERICKSBURG (8)	2005	FEE	1.8	7,241	100.0
FREDERICKSBURG (8)	2005	JOINT VENTURE	0.0	3,076	100.0
FREDERICKSBURG (8)	2005	JOINT VENTURE	0.0	5,892	100.0
FREDERICKSBURG (8)	2005	JOINT VENTURE	0.0	5,020	100.0
FREDERICKSBURG (8)	2005	JOINT VENTURE	0.0	7,256	100.0
FREDERICKSBURG (8)	2005	JOINT VENTURE	0.0	4,828	100.0
FREDERICKSBURG (8)	2005	JOINT VENTURE	0.0	3,000	100.0
FREDERICKSBURG (8)	2005	JOINT VENTURE	0.0	33,179	0.0
FREDERICKSBURG (8)	2005	JOINT VENTURE	1.1	3,822	100.0
FREDERICKSBURG (8)	2005	JOINT VENTURE	1.2	3,028	100.0
FREDERICKSBURG (8)	2005	JOINT VENTURE	0.9	4,352	100.0
FREDERICKSBURG (8)	2005	JOINT VENTURE	0.0	7,000	100.0
FREDERICKSBURG (8)	2005	JOINT VENTURE	1.1	10,125	100.0	CVS	2022	2042
FREDERICKSBURG (8)	2005	JOINT VENTURE	0.0	10,125	100.0	CVS	2019	2039
FREDERICKSBURG (8)	2005	JOINT VENTURE	0.6	2,170	100.0
FREDERICKSBURG (8)	2005	JOINT VENTURE	0.0	7,200	100.0
FREDERICKSBURG (8)	2005	JOINT VENTURE	0.0	1,762	100.0
FREDERICKSBURG (8)	2005	JOINT VENTURE	1.5	7,993	100.0
FREDERICKSBURG (8)	2005	JOINT VENTURE	0.8	10,125	100.0	SHONEY'S	2023
HARRISONBURG (9)	2007	JOINT VENTURE	19.0	187,534	94.0	KOHL'S	2024	2064	MARTIN'S	2027	2067
LEESBURG (3)	2007	JOINT VENTURE	27.9	316,586	100.0	SHOPPERS FOOD	2015	2060	STEIN MART	2011	2031	ROSS DRESS FOR LESS	2013	2023
MANASSAS	1997	FEE	13.5	117,525	93.0	SUPER FRESH	2011	2026	JO-ANN FABRICS	2011
MANASSAS (5)	2005	JOINT VENTURE	8.9	107,233	100.0	BURLINGTON COAT FACTORY	2014	2030	AUTOZONE	2010	2025
PENTAGON CITY	2009	FEE	16.8	337,429	97.0	COSTCO	2014	2044	MARSHALLS	2015	2025	BEST BUY	2014	2024
RICHMOND	1999	FEE	8.5	84,683	100.0	ROOMSTORE	2013	2023
RICHMOND	1995	FEE	11.5	128,612	100.0	BURLINGTON COAT FACTORY	2010	2035
RICHMOND (8)	2005	JOINT VENTURE	0.7	3,060	100.0
ROANOKE	2004	FEE	7.7	81,789	58.0	DICK'S SPORTING GOODS	2019	2034
ROANOKE (9)	2007	JOINT VENTURE	35.7	298,162	91.0	MICHAELS	2014	2019	MARSHALLS	2013	2033	ROSS DRESS FOR LESS	2016	2036
STAFFORD (5)	2005	JOINT VENTURE	90.0	331,730	98.0	SHOPPERS FOOD	2023	2053	TJ MAXX	2016	2036	ROSS DRESS FOR LESS	2015	2035
STAFFORD (8)	2005	JOINT VENTURE	1.2	4,211	100.0
STAFFORD (8)	2005	JOINT VENTURE	0.0	4,400	100.0
STAFFORD (8)	2005	JOINT VENTURE	0.0	7,310	100.0
STAFFORD (8)	2005	JOINT VENTURE	9.9	101,042	100.0	GIANT FOOD	2027	2072	STAPLES	2017	2032	PETCO SUPPLIES & FISH	2012	2027
STERLING	2008	FEE	38.1	361,043	84.0	TOYS R US	2012	2037	MICHAELS	2011	2026	OFFICE DEPOT	2011	2026
STERLING (5)	2006	JOINT VENTURE	103.3	737,503	99.0	WAL-MART	2021	2091	LOWE'S HOME CENTER	2021	2061	SAM'S CLUB	2021	2091
WOODBRIDGE (10)	1973	GROUND LEASE (2072)/JOINT VENTURE	19.6	186,079	76.0	REGENCY FURNITURE	2014		THE SALVATION ARMY	2014		WEDGEWOOD ANTIQUES	2010
WOODBRIDGE (4) (12)	1998	FEE	324.0	493,193	100.0	SHOPPERS FOOD	2014	2044	DICK'S SPORTING GOODS	2019	2039	BEST BUY	2010	2025
WASHINGTON
AUBURN	2007	FEE	13.7	171,032	99.0	ALBERTSONS	2018	2038	OFFICE DEPOT	2014	2019	RITE AID	2013	2028
BELLEVUE (10) (12)	2004	JOINT VENTURE	41.6	435,953	76.0	TARGET	2012	2037	NORDSTROM RACK	2012	2032	SAFEWAY	2012	2027
BELLINGHAM (4)	1998	FEE	20.0	188,885	99.0	MACY'S	2012	2022	BEST BUY	2017	2032	BED BATH & BEYOND	2012	2027
BELLINGHAM (3)	2007	JOINT VENTURE	30.5	376,023	94.0	KMART	2014	2049	COST CUTTER	2014	2044	JO-ANN FABRICS	2010	2025
FEDERAL WAY (4)	2000	JOINT VENTURE	17.8	200,126	86.0	QFC	2015	2045	JO-ANN FABRICS	2020	2030	BARNES & NOBLE	2011	2026

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA (SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

KENT (3)	2006	FEE	23.1	86,909	87.0	ROSS DRESS FOR LESS	2011	2026
KENT (3)	2006	FEE	7.2	67,468	88.0	RITE AID	2015	2035
LAKE STEVENS (3)	2006	FEE	18.6	195,932	98.0	SAFEWAY	2032	2077	SPORTS AUTHORITY	2020	2040	BRIDGES PETS, GIFTS & WATER	2024	2029
MILL CREEK (3)	2006	FEE	12.4	113,641	91.0	SAFEWAY	2015	2045	PENNZOIL	2018
OLYMPIA (3)	2007	JOINT VENTURE	15.0	167,117	83.0	ALBERTSONS	2013	2043	ROSS DRESS FOR LESS	2015
OLYMPIA (3)	2006	FEE	6.7	69,212	80.0	BARNES & NOBLE	2015		PETCO	2013	2023	TRADER JOE'S	2019	2034
SEATTLE (3)	2006	GROUND LEASE (2083)	3.2	146,819	81.0	SAFEWAY	2012	2037	PRUDENTIAL REALTY	2015	2020	BARTELL DRUGS	2012	2022
SILVERDALE (3)	2006	GROUND LEASE (2014)	14.7	170,406	98.0	SAFEWAY	2024	2059	JO-ANN FABRICS	2012	2032	RITE AID	2011	2041
SILVERDALE (3)	2006	FEE	5.1	67,287	80.0	ROSS DRESS FOR LESS	2016	2026
SPOKANE (5)	2005	JOINT VENTURE	8.3	131,295	100.0	BED BATH & BEYOND	2011	2026	ROSS DRESS FOR LESS	2014	2019	RITE AID	2014	2039
TACOMA (3)	2006	FEE	14.5	134,839	82.0	TJ MAXX	2019		OFFICE DEPOT	2012		PETSMART	2014	2034
TUKWILA (4)	2003	JOINT VENTURE	45.9	459,071	97.0	THE BON MARCHE	2019		BEST BUY	2016	2031	SPORTS AUTHORITY	2014	2029
VANCOUVER	2009	FEE	6.3	69,790	52.0	ACE HARDWARE	2011
WEST VIRGINIA
CHARLES TOWN	1985	FEE	22.0	208,888	99.0	WAL-MART	2017	2047	STAPLES	2016
HUNTINGTON	1991	FEE	19.5	2,400	100.0
SOUTH CHARLESTON	1999	FEE	14.8	148,059	99.0	KROGER	2011	2041	TJ MAXX	2011	2021
CANADA
ALBERTA
BRENTWOOD	2002	JOINT VENTURE	31.2	312,080	92.5	SEARS WHOLE HOME	2010	2020	BED BATH & BEYOND	2020	2035	CANADA SAFEWAY	2012	2027
GRANDE PRAIRIE III	2002	JOINT VENTURE	6.3	63,413	100.0	MICHAELS	2011	2031	WINNERS (TJ MAXX)	2011	2026	JYSK LINEN	2012	2022
SHAWNESSY CENTRE	2002	JOINT VENTURE	30.6	306,010	100.0	WINNERS	2015	2025	SPORT CHEK	2015	2025	BUSINESS DEPOT (STAPLES)	2013	2028
SHOPPES @ SHAWNESSEY	2002	JOINT VENTURE	16.3	162,988	100.0	ZELLERS	2011	2096
SOUTH EDMONTON COMMON	2002	JOINT VENTURE	42.9	428,745	100.0	THE BRICK	2021	2036	HOME OUTFITTERS	2016	2031	LONDON DRUGS	2020	2057
BRITISH COLUMBIA
ABBOTSFORD	2002	JOINT VENTURE	22.0	219,688	99.0	ZELLERS	2052	2082	WINNERS (TJ MAXX)	2015	2030	PETSMART	2013	2033
CLEARBROOK	2001	JOINT VENTURE	18.8	188,253	99.1	SAFEWAY	2012	2037	STAPLES	2012	2022
LANGLEY GATE	2002	JOINT VENTURE	15.2	151,802	100.0	SEARS	2013	2018	WINNERS (TJ MAXX)	2012	2017	PETSMART	2014	2039
LANGLEY POWER CENTER	2003	JOINT VENTURE	22.8	228,314	100.0	WINNERS (TJ MAXX)	2012	2027	MICHAELS	2011	2021	FUTURE SHOP (BEST BUY)	2012	2022
MISSION	2001	JOINT VENTURE	27.1	271,462	98.9	SAVE ON FOODS	2018	2028	FAMOUS PLAYERS	2015	2030	LONDON DRUGS	2019	2021
PRINCE GEORGE	2001	JOINT VENTURE	37.3	372,725	93.6	THE BAY	2013	2083	SAVE ON FOODS	2018	2028	LONDON DRUGS	2017	2027
PRINCE GEORGE	2008	JOINT VENTURE	7.0	70,182	100.0	BRICK WAREHOUSE	2022
STRAWBERRY HILL	2002	JOINT VENTURE	33.8	337,931	100.0	HOME DEPOT	2016	2041	CINEPLEX ODEON	2014	2024	WINNERS (TJ MAXX)	2015	2025
SURREY	2001	JOINT VENTURE	17.1	170,725	91.4	CANADA SAFEWAY	2011	2061	LONDON DRUGS	2011	2021
TILLICUM	2002	JOINT VENTURE	47.3	472,587	99.3	ZELLERS	2013	2098	SAFEWAY	2023	2053	FAMOUS PLAYERS	2019	2029
NOVA SCOTIA
DARTMOUTH	2008	JOINT VENTURE	18.6	186,315	91.5	SOBEY'S	2039
HALIFAX	2008	JOINT VENTURE	13.8	138,094	98.9	WAL-MART	2016	2041
ONTARIO
404 TOWN CENTRE	2002	JOINT VENTURE	24.4	244,379	96.3	ZELLERS	2014	2024	A & P	2012	2027	NATIONAL GYM CLOTHING	2019	2024
BELLEVILLE	2008	JOINT VENTURE	7.2	71,981	87.5	A&P	2014	2039
BOULEVARD CENTRE III	2004	JOINT VENTURE	7.3	72,703	93.9	FOOD BASICS	2025	2055
CHATHAM	2008	JOINT VENTURE	7.1	71,423	93.7	FOOD BASICS	2017	2037
CLARKSON CROSSING	2004	JOINT VENTURE	21.3	213,051	99.4	CANADIAN TIRE	2023	2043	DOMINION	2023	2048
DONALD PLAZA	2002	JOINT VENTURE	9.1	91,409	100.0	WINNERS (TJ MAXX)	2014	2024
FERGUS	2008	JOINT VENTURE	10.6	105,955	100.0	ZELLERS	2022	2027
GREEN LANE CENTRE	2003	JOINT VENTURE	16.0	160,195	100.0	BED BATH & BEYOND	2020	2035	MICHAELS	2013	2033	PETSMART	2014	2039
HAWKESBURY	2008	JOINT VENTURE	5.5	54,950	100.0	PRICE CHOPPER	2016	2036
HAWKESBURY	2008	JOINT VENTURE	1.7	17,032	100.0	PHARMAPRIX	2020	2040
KENDALWOOD	2002	JOINT VENTURE	15.9	158,833	94.2	PRICE CHOPPER	2013	2038	VALUE VILLAGE	2013	2028	SHOPPERS DRUG MART	2011	2021
LEASIDE	2002	JOINT VENTURE	13.3	133,035	100.0	CANADIAN TIRE	2011	2036	FUTURE SHOP (BEST BUY)	2011	2021	PETSMART	2012	2037
LINCOLN FIELDS	2002	JOINT VENTURE	28.9	289,055	88.6	WAL MART	2015	2025	LOEB	2014	2024
LONDON	2008	JOINT VENTURE	9.0	90,210	90.3	TALIZE	2015	2025	SHOPPERS DRUG MART	2020	2040
MARKETPLACE TORONTO	2002	JOINT VENTURE	17.1	171,088	95.5	WINNERS (TJ MAXX)	2014	2029	MARK'S WORK WEARHOUSE	2015	2025	SEARS APPLIANCE	2015	2025
OTTAWA	2008	JOINT VENTURE	12.7	127,270	100.0	METRO	2022	2042	BEST BUY	2013	2033	HOMESENSE	2019	2034
RIOCAN GRAND PARK	2003	JOINT VENTURE	11.9	118,637	100.0	WINNERS (TJ MAXX)	2014	2029	BUSINESS DEPOT (STAPLES)	2011	2026	SHOPPERS DRUG MART	2018	2038
SCARBOROUGH	2005	JOINT VENTURE	2.3	20,506	100.0	AGINCOURT NISSAN LIMITED	2020
SCARBOROUGH	2005	JOINT VENTURE	1.8	13,433	100.0	MORNINGSIDE NISSAN LIMITED	2020
SHOPPERS WORLD ALBION	2002	JOINT VENTURE	38.5	385,204	100.0	CANADIAN TIRE	2014	2029	FORTINO'S	2010	2030	I.C.U. THEATERS	2013

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA (SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

SHOPPERS WORLD DANFORTH	2002	JOINT VENTURE	32.6	325,798	100.0	ZELLERS	2014	2029	DOMINION	2018	2028	BUSINESS DEPOT (STAPLES)	2015	2030
ST. LAURANT	2002	JOINT VENTURE	13.6	136,223	100.0	ZELLERS	2017	2046	LOEB	2013	2023
SUDBURY	2002	JOINT VENTURE	23.4	234,299	100.0	FAMOUS PLAYERS	2019	2039	SEARS	2013	2023	BUSINESS DEPOT (STAPLES)	2014	2024
SUDBURY	2004	JOINT VENTURE	16.9	169,498	94.1	WINNERS (TJ MAXX)	2015	2030	MICHAELS	2015	2035	PETSMART	2016	2031
THICKSON RIDGE	2002	JOINT VENTURE	39.1	391,261	100.0	SEARS WHOLE HOME	2012	2022	HOME OUTFITTERS	2010	2025	WINNERS (TJ MAXX)	2013	2023
TORONTO	2007	JOINT VENTURE	0.5	46,986	100.0	TRANSWORLD FINE CARS	2027
WALKER PLACE	2002	JOINT VENTURE	7.0	69,857	100.0	PRICE CHOPPER	2016	2036
WINDSOR	2007	JOINT VENTURE	6.6	58,147	100.0	PERFORMANCE FORD SALES, INC.	2027
PRINCE EDWARD ISLAND
CHARLOTTETOWN	2002	JOINT VENTURE	39.3	393,456	97.8	ZELLERS	2019	2079	WEST ROYALTY FITNESS	2010	2015	WINNERS (TJ MAXX)	2015	2020
QUEBEC
CHATEAUGUAY	2002	JOINT VENTURE	21.1	211,288	97.8	SUPER C	2013	2028	HART	2015	2025
GATINEAU	2008	JOINT VENTURE	28.4	283,565	98.9	WAL-MART	2015	2035	CANADIAN TIRE	2015	2035	SUPER C	2017	2037
GREENFIELD PARK	2002	JOINT VENTURE	36.9	369,103	100.0	GUZZO CINEMA	2019	2039	MAXI	2014	2034	WINNERS (TJ MAXX)	2011	2021
JACQUES CARTIER	2002	JOINT VENTURE	21.6	216,116	94.2	GUZZO CINEMA	2010	2040	IGA	2012	2022	VALUE VILLAGE	2013	2028
LAVAL	2008	JOINT VENTURE	11.6	116,147	100.0	ZELLERS	2028	2103
BRAZIL
HORTOLANDIA (11)	2008	FEE	13.6	136,000	50.7	MAGAZINE LUIZA	2020
RIO CLARO	2008	FEE	27.2	272,000	53.7	WAL-MART	2024
VALINHOS (11)	2008	FEE	14.8	148,000	78.4	RUSSI GROCERY	2021
CHILE
QUILICURA (11)	2008	JOINT VENTURE	0.8	8,000	75.0	EKONO	2029
SANTIAGO	2007	JOINT VENTURE	2.8	27,632	87.6	OMESA SA	2015
SANTIAGO	2007	JOINT VENTURE	5.1	51,378	81.3	CENCOSUD SUPERMERCADOS SA	2021		VALLET Y LECLER LTDA	2012
SANTIAGO	2007	JOINT VENTURE	1.4	13,595	100.0	CRUZ VERDE SA	2017
SANTIAGO	2007	JOINT VENTURE	0.7	6,652	100.0	D&S	2027
SANTIAGO	2008	JOINT VENTURE	2.8	27,697	83.5	RENDIC HERMANOS S.A.	2014
SANTIAGO	2008	JOINT VENTURE	0.9	9,045	70.2	EKONO	2027		CRUZ VERDE	2019
SANTIAGO	2008	JOINT VENTURE	6.7	66,866	97.1	SAITEC S.A.	2027
SANTIAGO	2008	JOINT VENTURE	3.3	33,144	94.0	CENCOSUD S.A.	2021		FARMACIAS AHUMADA	2011
SANTIAGO	2009	JOINT VENTURE	0.3	2,985	100.0	CRUZ VERDE SA	2019
SANTIAGO (11)	2008	JOINT VENTURE	2.7	27,000	18.5	MAICAO	2016
VINA DEL MAR (11)	2008	JOINT VENTURE	26.8	268,000	78.0	LIDER	2040		SODIMAC	2040
MEXICO
BAJA CALIFORNIA
MEXICALI	2006	FEE	12.1	121,239	99.6	CINEPOLIS	2020
MEXICALI	2006	JOINT VENTURE	38.3	383,303	92.3	WAL-MART	2022
ROSARITO	2007	JOINT VENTURE	41.4	499,138	70.7	HOME DEPOT	2023		CINEPOLIS	2023		WAL-MART	2022
TIJUANA	2005	JOINT VENTURE	38.7	580,771	88.6	WAL-MART	2021		MM CINEMA	2016		COPELL	2016
TIJUANA (11)	2007	JOINT VENTURE	12.3	193,115	68.1	COMERCIAL MEXICANA	2023
TIJUANA (11)	2007	JOINT VENTURE	50.5	518,242	56.8	WAL-MART	2019		CINEPOLIS	2024
CAMPECHE
CIUDAD DEL CARMEN (11)	2007	JOINT VENTURE	24.7	306,711	69.8	CHEDRAUI GROCERY	2024
CHIAPAS
TAPACHULA (11)	2007	FEE	29.7	368,732	66.5	WAL-MART	2024
CHIHUAHUA
JUAREZ	2003	JOINT VENTURE	24.1	241,105	85.9	SORIANA	2023	2038
JUAREZ	2006	JOINT VENTURE	17.5	175,131	79.7	WAL-MART	2027
COAHUILA
CIUDAD ACUNA	2007	FEE	3.2	31,699	95.6	COPPEL	2021
SABINAS	2007	FEE	1.0	10,147	100.0	WALDO'S	2015
SALTILLO	2005	FEE	25.8	443,133	84.4	HEB	2020
SALTILLO PLAZA	2002	JOINT VENTURE	17.3	173,309	95.1	HEB	2042
DURANGO
DURANGO	2007	FEE	1.2	11,911	100.0
HIDALGO
PACHUCA	2005	JOINT VENTURE	13.7	201,925	71.7	HOME DEPOT	2021
PACHUCA	2005	FEE	11.2	196,342	78.3	WAL-MART	2024

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA (SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

JALISCO
GUADALAJARA	2005	JOINT VENTURE	13.0	129,705	85.5	WAL-MART	2026
GUADALAJARA	2005	JOINT VENTURE	24.0	655,079	78.0	WAL-MART	2025		CINEPOLIS	2022
GUADALAJARA (11)	2006	FEE	72.0	720,164	49.9	WAL-MART	2021		CINEPOLIS	2024
LAGOS DE MORENO	2007	FEE	1.6	15,645	100.0
PUERTO VALLARTA	2006	JOINT VENTURE	8.8	87,547	99.2	SORIANA	2021
MEXICO
HUEHUETOCA	2004	JOINT VENTURE	17.0	170,494	91.5	WAL-MART	2014
OJO DE AUGUA (11)	2008	FEE	23.0	229,945	82.8	CHEDRAUI GROCERY	2023
TECAMAC	2006	JOINT VENTURE	19.9	198,959	71.0	WAL-MART	2023
MEXICO CITY
INTERLOMAS	2007	JOINT VENTURE	24.7	247,058	89.3	GAMEWORKS	2011		ZARA	2018
IXTAPALUCA	2007	FEE	1.4	13,702	100.0
TLALNEPANTLA	2005	JOINT VENTURE	14.7	398,911	92.0	WAL-MART	2026
MORELOS
CUAUTLA (11)	2006	JOINT VENTURE	59.4	594,421	56.5	WAL-MART	2023
NAYARIT
NEUVO VALLARTA (11)	2007	FEE	19.7	280,729	49.7	WAL-MART	2019
NUEVO LEON
ESCOBEDO	2006	JOINT VENTURE	34.8	347,607	68.5	HEB	2042
MONTERREY	2002	JOINT VENTURE	27.3	272,523	95.3	HEB	2042
MONTERREY	2006	FEE	38.1	381,077	76.8	HEB	2047
MONTERREY (11)	2008	FEE	18.3	183,296	39.1	HEB	2029
OAXACA
TUXTEPEC	2005	JOINT VENTURE	9.7	96,919	95.0	WAL-MART	2025
TUXTEPEC	2007	JOINT VENTURE	10.0	136,576	44.5	MM CINEMA	2018
QUINTANA ROO
CANCUN	2007	FEE	28.4	284,495	97.1	SUBURBIA	2025		CINEPOLIS	2021
CANCUN (11)	2008	FEE	26.3	262,781	59.3	CHEDRAUI GROCERY	2023
SAN LUIS POTOSI
SAN LUIS	2004	JOINT VENTURE	12.1	121,334	97.8	HEB	2019
SONORA
HERMOSILLO (11)	2008	FEE	9.9	521,763	44.6	SEARS	2020	2050
LOS MOCHIS (11)	2007	FEE	9.9	151,808	69.7	WAL-MART	2018
TAMAULIPAS
ALTAMIRA	2007	FEE	2.4	24,479	100.0	FAMSA	2020
MATAMOROS	2007	FEE	15.4	153,774	100.0	CINEPOLIS	2014		GIGANTE	2010		OFFICE DEPOT	2015
MATAMOROS	2007	FEE	1.1	10,900	100.0	WALDOS	2012
MATAMOROS	2007	FEE	1.1	10,835	100.0	WALDOS	2012
NUEVO LAREDO	2007	FEE	0.9	8,565	100.0
NUEVO LAREDO	2007	FEE	1.1	10,760	100.0	WALDOS	2012
NUEVO LAREDO	2006	FEE	44.2	442,065	75.8	WAL-MART	2022	2047	HOME DEPOT	2028	2043	CINEPOLIS	2023
REYNOSA	2004	JOINT VENTURE	37.5	374,567	97.3	HEB	2029
REYNOSA	2007	FEE	11.5	115,093	100.0	GIGANTE	2012
REYNOSA	2007	FEE	1.0	9,684	100.0
REYNOSA	2007	FEE	1.8	17,603	91.9	WALDOS	2012
RIO BRAVO	2007	FEE	1.0	9,673	100.0
RIO BRAVO (11)	2008	FEE	22.6	225,960	41.4	HEB	2028
TAMPICO	2007	FEE	1.6	16,162	100.0
VERACRUZ
MINATITLAN	2007	FEE	2.0	19,847	100.0	WALDOS	2016
PERU
LIMA (11)	2008	FEE	1.3	13,000	53.8

TOTAL 951 SHOPPING CENTER PROPERTY INTERESTS			14,984.7	137,565,207

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA (SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

OTHER PROPERTY INTERESTS
US PREFERRED EQUITY INVESTMENTS (RETAIL ASSETS ONLY)

ALASKA
ANCHORAGE (12)	2006	JOINT VENTURE	5.9	85,356	58.6	BED, BATH & BEYOND	2018	2038
ARIZONA
TUCSON	2006	JOINT VENTURE	57.3	514,989	90.5	LOEWS/CINEPLEX ODEON	2017	2037	BARNES & NOBLE	2012	2022	ROSS STORES INC	2013	2028
CALIFORNIA
CHATSWORTH	2003	JOINT VENTURE	6.8	75,875	100.0	KAHOOTS	2014	2024	SMART & FINAL	2014	2034	TRADER JOE'S COMPANY	2014	2029
HAWTHORNE	2004	JOINT VENTURE	0.5	21,507	100.0	OFFICE DEPOT	2019	2038
MALIBU	2007	JOINT VENTURE	1.9	21,248	100.0
MALIBU	2007	JOINT VENTURE	1.3	15,148	92.3
FLORIDA
APOPKA	2007	JOINT VENTURE	7.9	71,490	97.1	WINN DIXIE	2018	2038
CLEARWATER	2004	JOINT VENTURE	8.4	84,441	95.9	KASH N KARRY	2014	2034	WALGREEN'S	2014
DELRAY BEACH (12)	2007	JOINT VENTURE	18.0	113,175	69.7	PUBLIX SUPERMARKETS, INC.	2011	2021	DELRAY SQUARE CINEMAS	2011	2011
DELTONA	2004	JOINT VENTURE	7.0	80,567	84.8	WINN DIXIE	2014	2029	PET SUPERMARKET	2014	2024
LOXAHATCHEE	2003	JOINT VENTURE	8.5	75,194	95.2	WINN DIXIE	2019	2054
MIAMI	2004	JOINT VENTURE	50.0	651,011	90.9	HOME DEPOT	2028	2058	TIGER DIRECT	2020	2020	AMC CINEMA	m/t/m
PEMBROKE PINES	2008	JOINT VENTURE	29.2	273,459	83.5	K-MART	2019	2069	FOOD LION	2014	2034	STANLEY KAPLAN	2020	2030
SARASOTA	2005	JOINT VENTURE	12.6	148,348	89.8	OFFICE DEPOT	2015	2025	PETSMART	2013	2033	JO-ANN FABRIC	2013	2018
SPRING HILL	2003	JOINT VENTURE	7.3	69,917	92.6	WINN DIXIE	2010	2035
TAMPA	2004	JOINT VENTURE	11.4	100,538	100.0	KASH N KARRY	2015	2035	US POSTAL SERVICE	2010		TRANSPORTER PC USA	2016	2023
WELLINGTON	2002	JOINT VENTURE	18.7	171,955	83.1	ACE HARDWARE	2018	2033	BEALL'S	2018	2033	WALGREEN'S	2029
GEORGIA
MOULTRIE	2006	JOINT VENTURE	22.4	192,664	97.1	WAL MART	2017	2047
ILLINOIS
LANSING	2005	JOINT VENTURE	52.8	320,331	86.8	WAL-MART	2020	2070	OFFICE DEPOT	2012	2037	CITI TRENDS INC	2011	2020
IOWA
WEST DES MOINES	2006	JOINT VENTURE	7.6	53,423	70.7
KENTUCKY
LOUISVILLE	2006	JOINT VENTURE	36.3	151,369	77.2	TOYS R US	2011	2046	TJ MAXX	2011	2021	PETSMART	2018	2028
LOUISIANA
LAFAYETTE	2007	JOINT VENTURE	12.9	29,405	92.1
LAKE CHARLES	2007	JOINT VENTURE	17.3	126,601	98.8	MARSHALL'S	2012	2027	ROSS STORES INC	2014	2029	BED, BATH & BEYOND	2014	2034
SHREVEPORT	2005	JOINT VENTURE	18.4	93,669	97.0	OFFICE MAX	2012	2032	BARNES & NOBLE	2013	2028	OLD NAVY	2012	2012
SHREVEPORT	2006	JOINT VENTURE	8.4	78,591	89.2	MICHAELS	2014	2034	DOLLAR TREE	2015	2025
MASSACHUSETTS
HAVERHILL	2006	JOINT VENTURE	6.9	63,203	97.1	CVS	2012	2017
CAMBRIDGE	2006	JOINT VENTURE	1.1	37,765	63.1
MISSISSIPPI
RIDGELAND	2005	JOINT VENTURE	3.3	41,759	70.0
RIDGELAND	2005	JOINT VENTURE	3.8	64,184	74.1	PARTY CITY	2014	2019	PIER 1 IMPORTS	2012	2017
RIDGELAND	2005	JOINT VENTURE	6.0	81,626	100.0	ACADEMY SPORTS	2020	2030
NEW HAMPSHIRE
LANCASTER	2006	JOINT VENTURE	10.8	50,080	100.0	SHAW'S SUPERMARKET	2018	2048
LITTLETON	2006	JOINT VENTURE	43.0	34,583	100.0	STAPLES	2015	2020
NEWPORT	2006	JOINT VENTURE	20.0	116,828	94.5	OCEAN STATE JOB LOT	2011	2031	SHAW'S SUPERMARKET	2015	2031
WOODSVILLE	2006	JOINT VENTURE	1.7	11,180	100.0	RITE AID	2017	2042
WOODSVILLE	2006	JOINT VENTURE	3.5	39,000	100.0	SHAW'S SUPERMARKET	2015	2030
NEW JERSEY
WHITING	2007	JOINT VENTURE	26.7	99,798	93.3	STOP 'N SHOP	2026	2046
NEW YORK
PORT JEFFERSON	2007	JOINT VENTURE	7.0	65,083	92.0	GIUNTA'S MEAT FARM SUPERMARKET	2011	2016
TENNESSEE
COOKEVILLE	2007	JOINT VENTURE	37.6	211,483	75.9	FOOD LION	2028	2048	TJ MAXX	2014	2034	BOOK A MILLION	2017	2037

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA (SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
						TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

TEXAS
AUSTIN	2006	JOINT VENTURE	19.8	207,578	97.7	ACADEMY SPORTS	2012	2022	PACIFIC RESOURCES ASSOC.	2011	2031	GOLD'S TEXAS HOLDINGS	2017	2022
AUSTIN	2006	JOINT VENTURE	10.9	131,039	96.9	24 HOUR FITNESS	2024	2034	GAITTLAND	2011	2026	DOLLAR TREE	2011	2025
AUSTIN	2004	JOINT VENTURE	20.0	97,845	96.8	OSHMAN'S	2014	2029	BED BATH & BEYOND	2014	2029
AUSTIN	2005	JOINT VENTURE	15.6	178,700	73.8	GOLD'S TEXAS HOLDINGS, L.P.	2014	2019	MONARCH EVENTS	2017	2027	HEB GROCERY COMPANY	2011	2013
AUSTIN	2006	JOINT VENTURE	4.2	40,000	100.0	DAVE AND BUSTERS	2019	2034
AUSTIN	2006	JOINT VENTURE	10.2	88,829	100.0	BARNES & NOBLE	2014	2029	PETCO	2011	2021
AUSTIN	2006	JOINT VENTURE	4.8	55,659	92.8	CONN'S ELECTRIC	2010	2020
CARROLLTON	2006	JOINT VENTURE	2.0	18,740	85.5
GEORGETOWN	2005	JOINT VENTURE	12.1	115,416	87.1	DOLLAR TREE	2010	2025	GEORGETOWN FITNESS	2014	2014	CVS	2014	2019
KILLEEN (11)	2006	JOINT VENTURE	3.0	14,576	100.0
LAKE JACKSON (11)	2006	JOINT VENTURE	8.0	28,919	100.0
RICHARDSON	2007	JOINT VENTURE	4.8	52,039	74.2
SOUTHLAKE	2005	JOINT VENTURE	15.1	132,609	92.9	HOBBY LOBBY	2021	2031

CANADA PREFERRED EQUITY INVESTMENTS (RETAIL ASSETS ONLY)
ALBERTA
CALGARY	2005	JOINT VENTURE	0.3	6,308	100.0
CALGARY	2004	JOINT VENTURE	9.0	172,032	83.1	WINNERS APPAREL LTD.	2012	2022	DOLLAR GIANT STORE	2016	2026	WHOLESALE SPORTS	2010	none
CALGARY	2004	JOINT VENTURE	10.0	127,777	100.0	BEST BUY CANADA LTD.	2014	2034	WINNERS MERCHANTS INT. LP	2014	2025	NOVA SCOTIA COMPANY	2015	2035
EDMONTON (12)	2007	JOINT VENTURE	17.9	257,109	76.4	T & T SUPERMARKET	2024	2044	LONDON DRUGS LTD.	2015	2035	BED BATH & BEYOND	2020	2040
HINTON	2004	JOINT VENTURE	18.5	137,382	83.4	WAL-MART CANADA CORP.	2011	2036	CANADA SAFEWAY	2010	2045
LETHBRIDGE	2005	JOINT VENTURE	0.3	7,226	100.0
LETHBRIDGE	2005	JOINT VENTURE	0.2	4,000	100.0
LETHBRIDGE	2006	JOINT VENTURE	25.6	382,025	97.7	ZELLERS	2023	2078	CANADIAN TIRE	2024	2029	SAVE ON FOOD & DRUGS	2011	2031
BRITISH COLUMBIA
100 MILE HOUSE	2004	JOINT VENTURE	7.2	69,051	97.7	SAVE ON FOOD & DRUGS	2015	2035	D&W MANAGEMENT	2013	2018
BURNABY	2005	JOINT VENTURE	0.6	8,788	100.0
COURTENAY	2005	JOINT VENTURE	0.3	4,024	100.0
GIBSONS	2004	JOINT VENTURE	10.3	141,514	78.7	LONDON DRUGS LTD.	2021	2031	SUPER VALU	2012	2012	CHEVRON CANADA LTD.	2017	2022
KAMLOOPS (11)	2005	JOINT VENTURE	9.7	126,152	100.0	WINNERS	2016	2031	JYSK	2016	2034	BANK OF MONTREAL	2017	2032
LANGLEY	2004	JOINT VENTURE	7.6	34,832	88.3
PORT ALBERNI	2004	JOINT VENTURE	2.5	34,518	100.0	BUY-LOW FOODS	2012	2027
PRINCE GEORGE	2004	JOINT VENTURE	8.0	83,405	100.0	SAVE ON FOOD & DRUGS	2011	2033	SHOPPERS REALTY INC.	2014	2044
SURREY	2004	JOINT VENTURE	8.0	104,198	96.5	SAFEWAY STORE #184	2012	2033	NEW HOLLYWOOD THEATRE	2013	2023
TRAIL	2004	JOINT VENTURE	15.9	182,000	91.9	ZELLERS	2014	2019	EXTRA FOODS	2014	2044
VANCOUVER	2004	JOINT VENTURE	3.0	35,956	96.5
WESTBANK	2004	JOINT VENTURE	9.7	111,610	97.5	SAVE ON FOOD & DRUGS	2017	2037	SHOPPER'S DRUGMART	2015	2045	G&G HARDWARE	2011	2021
WESTBANK (11)	2006	JOINT VENTURE	25.9	48,212	100.0	STAPLES	2022	2037
MANITOBA
WINNIPEG	2005	JOINT VENTURE	0.4	4,200	100.0
NEW BRUNSWICK
FREDERICTON	2005	JOINT VENTURE	0.6	6,742	100.0
MONCTON	2005	JOINT VENTURE	0.4	4,655	100.0
NEWFOUNDLAND
ST. JOHN'S	2006	JOINT VENTURE	25.8	423,038	71.7	CONVERGYS CALL CENTRE	2016	2019	HART	2018	2043	LABELS	2018	2027
ONTARIO
BARRIE	2005	JOINT VENTURE	1.1	4,748	100.0
BARRIE	2005	JOINT VENTURE	1.6	1,680	100.0
BARRIE	2005	JOINT VENTURE	1.6	6,897	76.1
BRANTFORD	2005	JOINT VENTURE	0.8	12,894	58.0
BURLINGTON	2005	JOINT VENTURE	0.8	9,126	100.0
CAMBRIDGE	2005	JOINT VENTURE	1.3	15,730	77.0
CORNWALL	2005	JOINT VENTURE	0.3	4,000	100.0
GUELPH	2005	JOINT VENTURE	0.8	3,600	100.0

LOCATION	YEAR DEVELOPED OR ACQUIRED	OWNERSHIP INTEREST/ (EXPIRATION)(2)	LAND AREA (ACRES)	LEASABLE AREA (SQ. FT.)	PERCENT LEASED (1)	MAJOR LEASES
TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION	TENANT NAME	LEASE EXPIRATION	OPTION EXPIRATION

HAMILTON	2005	JOINT VENTURE	0.3	6,500	100.0
HAMILTON	2005	JOINT VENTURE	0.5	10,441	88.3
HAMILTON	2005	JOINT VENTURE	0.3	4,125	100.0
KITCHENER	2006	JOINT VENTURE	2.0	13,450	100.0
KITCHENER	2006	JOINT VENTURE	5.0	66,747	89.2	SOBEY'S	2012	2027
LONDON	2005	JOINT VENTURE	0.4	8,152	0.0
LONDON	2005	JOINT VENTURE	0.6	5,700	100.0
LONDON	2004	JOINT VENTURE	6.9	86,612	94.5	EMPIRE THEATRES	2015	2035
MILTON (11)	2007	JOINT VENTURE	36.5	-	0.0
MISSISSAUGA	2005	JOINT VENTURE	1.8	31,091	100.0	ESTATE HARDWOOD	2010	2015
NORTH BAY	2005	JOINT VENTURE	0.5	6,666	100.0
OTTAWA	2005	JOINT VENTURE	0.3	4,448	100.0
OTTAWA	2007	JOINT VENTURE	1.5	26,530	73.0
OTTAWA	2007	JOINT VENTURE	5.0	46,400	100.0
OTTAWA	2007	JOINT VENTURE	2.6	39,840	83.4	ORMES FURNITURE	2010	2015
OTTAWA	2007	JOINT VENTURE	9.1	3,400	100.0
OTTAWA	2007	JOINT VENTURE	0.6	11,133	57.6
OTTAWA	2007	JOINT VENTURE	2.7	31,001	100.0	LOEB CANADA INC	2012	2027
OTTAWA	2007	JOINT VENTURE	1.1	12,287	100.0
OTTAWA	2007	JOINT VENTURE	0.2	11,265	100.0
ST. CATHERINES	2005	JOINT VENTURE	3.0	38,934	92.7
ST. CATHERINES	2005	JOINT VENTURE	0.3	5,418	100.0
ST. THOMAS	2005	JOINT VENTURE	0.2	3,595	100.0
SUDBURY	2005	JOINT VENTURE	0.6	9,643	100.0
SUDBURY	2006	JOINT VENTURE	5.4	40,128	100.0	VALUE VILLAGE	2011	2026	LIQUIDATION WORLD	2012	2012
WATERLOO	2005	JOINT VENTURE	0.6	5,274	100.0
WATERLOO (11)	2005	JOINT VENTURE	10.0	46,495	100.0	SHOPPER'S DRUG MART	2022	2037	MARK'S WORK WEARHOUSE	2018	2028
QUEBEC
ALMA	2004	JOINT VENTURE	36.1	321,822	96.2	ZELLERS	2014	2094	SEARS	2011	2026	IGA	2028	2035
CHANDLER	2004	JOINT VENTURE	20.1	116,533	97.4	HART STORES	2014	2024	MCDONALD'S	2015	2025	METRO	2015	2020
GASPE	2004	JOINT VENTURE	15.2	142,662	97.4	CANADIAN TIRE	2021	2046	SOBEYS STORES LTD	2015	2030	HART STORES	2011	2021
JONQUIERE	2004	JOINT VENTURE	25.2	247,788	93.9	ZELLERS	2014	2094	SUPER C GROCERIES	2010	2020	ROSSY	2016	2019
LAMALBAIE	2006	JOINT VENTURE	9.2	117,422	92.0	HART STORES	2010	2010	METRO RICHELIEU	2016	2026	CANADIAN TIRE	2013	2013
LAURIER STATION	2006	JOINT VENTURE	3.2	37,408	99.3	PROVIGO	2010	MAGASIN'S KORVETTE	2014	2019
MONTREAL (11)	2006	JOINT VENTURE	232.0	573,237	100.0	ZELLERS	2026	2056	THE BRICK	2026	2036	TOYS R US	2021	2041
ROBERVAL	2004	JOINT VENTURE	3.7	126,514	95.3	IGA	2021	2046	ROSSY	2015	2015
SAGUENAY	2004	JOINT VENTURE	13.5	227,813	90.6	ZELLERS	2013	2013	CLEMENT LTEE	2018	L'AUBAINERIE CONCEPT	2016	2026
ST. AUGUSTIN-DE-DESMAURES	2006	JOINT VENTURE	4.7	52,705	96.7	PROVIGO	2014	2024
ST. JEROME	2007	JOINT VENTURE	6.0	82,391	98.8	MAXI (PROVIGO)	2012	2022	PHARMACIE BRUNET	2013	2023	DOLLARAMA	2010	2010
STE. EUSTACHE	2005	JOINT VENTURE	6.6	69,104	85.3	MAXI (PROVIGO)	2022	2042	SHOPPERS DRUG MART	2023	2033
STE. EUSTACHE	2005	JOINT VENTURE	2.4	69,104	85.3
VICTORIAVILLE	2008	JOINT VENTURE	30.8	373,358	64.7	CANADIAN TIRE	2015	2035	METRO	2023	ROSSY	2018

TOTAL 125 PREFERRED EQUITY PROPERTY INTERESTS (RETAIL ASSETS ONLY)	1,463.4	11,407,357

OTHER REAL ESTATEMENT INVESTMENTS

RETAIL STORE LEASES (13)	1995/1997	LEASEHOLD	-	1,464,894	92.6

AI PORTFOLIO (VARIOUS CITIES)	2005	JOINT VENTURE	213.2	9,308,353	85.8
NON-RETAIL 259 ASSETS	VARIOUS	VARIOUS	209.2	9,131,500	100.0
OTHER 36 PROPERTY INTERESTS	VARIOUS	VARIOUS	52.2	2,276,961	100.0

GRAND TOTAL 1464 PROPERTY INTERESTS (14)	16,922.2	171,154,272

(1)	PERCENT LEASED INFORMATION AS OF DECEMBER 31, 2009.
(2)

THE TERM "JOINT VENTURE" INDICATES THAT THE COMPANY OWNS THE PROPERTY IN CONJUNCTION WITH ONE OR MORE JOINT VENTURE PARTNERS.  THE DATE INDICATED IS THE EXPIRATION DATE OF ANY GROUND LEASE AFTER GIVING AFFECT TO ALL RENEWAL PERIODS.

(3)	DENOTES PROPERTY INTEREST IN KIMPRU.
(4)	DENOTES PROPERTY INTEREST IN KIMCO INCOME REIT ("KIR").
(5)	DENOTES PROPERTY INTEREST IN UBS.
(6)	DENOTES PROPERTY INTEREST IN KIMCO INCOME FUND I.
(7)	DENOTES PROPERTY INTEREST IN KIMCO RETAIL OPPORTUNITY PORTFOLIO ("KROP").
(8)	DENOTES PROPERTY INTEREST IN OTHER INSTITUTIONAL PROGRAMS.
(9)	DENOTES PROPERTY INTEREST IN SEB IMMOBILIEN
(10)	DENOTES PROPERTY INTEREST IN OTHER US JOINT VENTURES
(11)

DENOTES GROUND-UP DEVELOPMENT PROJECT. THIS INCLUDES PROPERTIES THAT ARE CURRENTLY UNDER CONSTRUCTION AND COMPLETED PROJECTS AWAITING STABILIZATION.  THE SQUARE FOOTAGE SHOWN REPRESENTS THE COMPLETED LEASEABLE AREA.

(12)	DENOTES REDEVELOPMENT PROJECT.
(13)	THE COMPANY HOLDS INTERESTS IN 16 RETAIL STORE LEASES RELATED TO THE ANCHOR STORE PREMISES IN NEIGHBORHOOD AND COMMUNITY SHOPPING CENTERS.
(14)

DOES NOT INCLUDE 49 NEWKIRK PROPERTIES CONSISTING OF 2.5 MILLION SQUARE FEET,  402 NET LEASED PROPERTIES WITH 2.3 MILLION SQUARE FEET AND 1.0 MILLION SQUARE FEET OF PROJECTED LEASEABLE AREA RELATED TO THE PREFERRED EQUITY GROUND-UP DEVELOPMENT PROJECTS.

Executive Officers of the Registrant

The following table sets forth information with respect to the executive officers of the Company as of February 26, 2010.

Name	Age	Position	Since

Milton Cooper	80	Executive Chairman of the Board of Directors	1991

David B. Henry	60	Chief Executive Officer,	2009
		President,	2008
		Vice Chairman of the Board of Directors and Chief Investment Officer	2001

David Lukes	40	Executive Vice President -	2008
		Chief Operating Officer

Michael V. Pappagallo	50	Chief Administrative Officer	2008
		Executive Vice President -	2005
		Chief Financial Officer	1997

Glenn G. Cohen	46	Senior Vice President -
		Chief Accounting Officer	2008
		and Treasurer	1997

The executive officers of the Company serve in their respective capacities for approximately one-year terms and are subject to re-election by the Board of Directors, generally at the time of the Annual Meeting of the Board of Directors following the Annual Meeting of Stockholders.

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information  The following sets forth the common stock offerings completed by the Company during the three-year period ended December 31, 2009.  The Company’s common stock (“Common Stock”) was sold for cash at the following offering price per share:

Offering Date	Offering Price
September 2008	$37.10
April 2009	$7.10
December 2009	$12.50

The table below sets forth, for the quarterly periods indicated, the high and low sales prices per share reported on the NYSE Composite Tape and declared dividends per share for the Company’s common stock.  The Company’s common stock is traded on the NYSE under the trading symbol "KIM".

	Stock Price
Period	High	Low	Dividends
2008:
First Quarter	$40.18	$29.00	$0.40
Second Quarter	$42.30	$34.20	$0.40
Third Quarter	$47.80	$29.54	$0.44
Fourth Quarter	$37.06	$9.56	$0.44 (a)

2009:
First Quarter	$20.90	$ 6.33	$0.44
Second Quarter	$12.98	$ 7.03	$0.06
Third Quarter	$15.87	$ 8.16	$0.06
Fourth Quarter	$14.22	$11.54	$0.16 (b)

(a) Paid on January 15, 2009, to stockholders of record on January 2, 2009.

(b) Paid on January 15, 2010, to stockholders of record on January 4, 2010.

Holders  The number of holders of record of the Company's common stock, par value $0.01 per share, was 3,342 as of January 31, 2010.

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

The Company has determined that the $1.00 dividend per common share paid during 2009 represented 72% ordinary income and a 28% return of capital to its stockholders.  The $1.64 dividend per common share paid during 2008 represented 69% ordinary income, 19% in capital gains and a 12% return of capital to its stockholders.

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

Total Stockholder Return Performance  The following performance chart compares, over the five years ended December 31, 2009, the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the S&P 500 Index and the cumulative total return of the NAREIT Equity REIT Total Return Index (the "NAREIT Equity Index") prepared and published by the National Association of Real Estate Investment Trusts ("NAREIT").  Equity real estate investment trusts are defined as those which derive more than 75% of their income from equity investments in real estate assets.  The NAREIT Equity Index includes all tax qualified equity real estate investment trusts listed on the New York Stock Exchange, American Stock Exchange or the NASDAQ National Market System.  Stockholder return performance, presented quarterly for the five years ended December 31, 2009, is not necessarily indicative of future results.  All stockholder return performance assumes the reinvestment of dividends.  The information in this paragraph and the following performance chart are deemed to be furnished, not filed.

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

	Year ended December 31, (2)
	2009	2008	2007	2006	2005
	(in thousands, except per share information)
Operating Data:
Revenues from rental property (1)	$786,887	$758,704	$674,534	$580,551	$494,467
Interest expense (3)	$209,879	$212,591	$213,086	$170,079	$125,825
Depreciation and amortization (3)	$227,729	$206,002	$190,116	$140,573	$102,519
Gain on sale of development properties	$5,751	$36,565	$40,099	$37,276	$33,636
Gain on transfer/sale of operating properties, net (3)	$3,867	$1,782	$2,708	$2,460	$2,833
Benefit for income taxes (4)	$36,388	$12,974	$30,346	$-	$-
Provision for income taxes (5)	$-	$-	$-	$17,253	$10,989
Impairment charges (6)	$175,087	$147,529	$13,796	$-	$-
(Loss)/income from continuing operations (7)	$(4,050)	$225,186	$358,991	$342,790	$321,646
(Loss)/income per common share, from continuing operations:
Basic	$(0.15)	$0.69	$1.35	$1.38	$1.37
Diluted	$(0.15)	$0.69	$1.32	$1.35	$1.34
Weighted average number of shares of common stock:
Basic	350,077	257,811	252,129	239,552	226,641
Diluted	350,077	258,843	257,058	244,615	230,868
Cash dividends declared per common share	$0.72	$1.68	$1.52	$1.38	$1.27

	December 31,
	2009	2008	2007	2006	2005

Balance Sheet Data:
Real estate, before accumulated depreciation	$8,882,341	7,818,916	7,325,035	6,001,319	4,560,406
Total assets	$10,162,205	9,397,147	9,097,816	7,869,280	5,534,636
Total debt	$4,434,383	4,556,646	4,216,415	3,587,243	2,691,196
Total stockholders' equity	$4,852,973	3,983,698	3,894,225	3,366,826	2,387,214

Cash flow provided by operations	$403,582	567,599	665,989	455,569	410,797
Cash flow used for investing activities	$(343,236)	(781,350)	(1,507,611)	(246,221)	(716,015)
Cash flow provided by (used for) financing activities	$(74,465)	262,429	584,056	59,444	343,271

(1)   Does not include (i) revenues from rental property relating to unconsolidated joint ventures, (ii) revenues relating to the investment in retail stores leases and (iii) revenues from properties included in discontinued operations.

(2)   All years have been adjusted to reflect the impact of operating properties sold during the  years ended December 31, 2009, 2008, 2007, 2006 and 2005  and properties classified as held for sale as of December 31, 2009, which are reflected in discontinued operations in the Consolidated Statements of Operations.

(3)   Does not include amounts reflected in discontinued operations.

(4)   Does not include amounts reflected in discontinued operations and extraordinary gain.  Amounts include income taxes related to gain on transfer/sale of operating properties.

(5)   Amounts include income taxes related to gain on transfer/sale of operating properties.

(6)   Amounts exclude noncontrolling interest

(7)   Amounts include gain on transfer/sale of operating properties, net of tax and net income attributable to noncontrolling interests.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this annual report on Form 10-K.  Historical results and percentage relationships set forth in the Consolidated Statements of Operations contained in the Consolidated Financial Statements, including trends which might appear, should not be taken as indicative of future operations.

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers.  As of December 31, 2009, the Company had interests in 1915 properties, totaling approximately 176.9 million square feet of GLA located in 45 states, Puerto Rico, Canada, Mexico, Chile, Brazil and Peru.

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

The Company’s vision is to be the premier owner and operator of retail shopping centers with its core business operations focusing on owning and operating neighborhood and community shopping centers through equity investments in North America.  This vision will entail a shift away from certain non-strategic assets that the Company currently holds. These investments include non-retail preferred equity investments, marketable securities, mortgages on non-retail properties and several urban mixed-use properties.  The Company’s plan is to sell certain non-strategic assets and investments. The Company realizes that the sale of these assets will be over a period of time given the current unfavorable market conditions. In order to execute the Company’s vision, the Company’s strategy is to continue to strengthen its balance sheet by pursuing deleveraging efforts, providing it the necessary flexibility to invest opportunistically and selectively, primarily focusing on neighborhood and community shopping centers.  In addition, the Company continues to be dedicated to building its institutional management business by forming joint ventures with high quality domestic and foreign institutional partners for the purpose of investing in neighborhood and community shopping centers.

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results.  Although the credit environment remains volatile, the Company continues to pursue opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks.  The Company has noticed a trend that the approval process from mortgage lenders has slowed, while pricing and loan-to-value ratios remain dependent on specific deal terms, in general, spreads are higher and loan-to-values are lower, but the lenders are continuing to complete financing agreements.  During the second half of 2009, the unsecured public debt markets became accessible for certain REITs and the Company successfully issued $300.0 million 6.875% 10-year unsecured Senior Notes.  Moreover, the Company continues to assess 2010 and beyond to ensure the Company is prepared if the current credit market dislocation continues.

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

The decline in market conditions has also had a negative effect on real estate transactional activity as it relates to the acquisition and sale of real estate assets. The Company believes that the lack of real estate transactions will most likely continue throughout 2010 which may curtail the Company’s growth in the near term.

During 2009, the Company recognized non-cash impairment charges of approximately $175.1 million, before income taxes and noncontrolling interest, relating to adjustments to property carrying values, investments in real estate joint ventures, real estate under development and other real estate investments.  Ongoing adverse market and economic conditions could cause us to recognize additional impairments in the future.

Critical Accounting Policies

The Consolidated Financial Statements of the Company include the accounts of the Company, its wholly-owned subsidiaries and all entities in which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  The Company applies these provisions to each of its joint venture investments to determine whether the cost, equity or consolidation method of accounting is appropriate.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related notes.  In preparing these financial statements, management has made its best estimates and assumptions that affect the reported amounts of assets and liabilities.  These estimates are based on, but not limited to, historical results, industry standards and current economic conditions, giving due consideration to materiality. The most significant assumptions and estimates relate to revenue recognition and the recoverability of trade accounts receivable, depreciable lives, valuation of real estate and intangible assets and liabilities, valuation of joint venture investments, marketable securities and other investments and realizability of deferred tax assets.  Application of these assumptions requires the exercise of judgment as to future uncertainties, and, as a result, actual results could materially differ from these estimates.

The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties, investments in joint ventures, marketable securities and other investments.  The Company’s reported net earnings is directly affected by management’s estimate of impairments and/or valuation allowances.

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

The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues.  The Company analyzes accounts receivable and historical bad debt levels, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.  The Company’s reported net earnings is directly affected by management’s estimate of the collectability of accounts receivable.

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

The Company is required to make subjective assessments as to the useful lives of its properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties.  These assessments have a direct impact on the Company’s net earnings.

Real estate under development on the Company’s Consolidated Balance Sheets represents ground-up development of neighborhood and community shopping center projects which may be subsequently sold upon completion or which the Company may hold as long-term investments. These assets are carried at cost.  The cost of land and buildings under development includes specifically identifiable costs.  The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs of personnel directly involved and other costs incurred during the period of development.  The Company ceases cost capitalization when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity.  A gain on the sale of these assets is generally recognized using the full accrual method in accordance with the provisions of the FASB’s real estate sales guidance.

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

Marketable Securities

The Company classifies its existing marketable equity securities as available-for-sale in accordance with the FASB’s Investments-Debt and Equity Securities guidance.  These securities are carried at fair market value with unrealized gains and losses reported in stockholders’ equity as a component of Accumulated other comprehensive income (“OCI”).  Gains or losses on securities sold are based on the specific identification method.

All debt securities are generally classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity.  Held-to–maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity.  Debt securities which contain conversion features are generally classified as available-for-sale.

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

Realizability of Deferred Tax Assets

The Company is subject to federal, state and local income taxes on the income from its TRS activities, which include Kimco Realty Services ("KRS"), a wholly owned subsidiary of the Company and the consolidated entities of FNC Realty Corporation (“FNC”) and Blue Ridge Real Estate Company/Big Boulder Corporation, (“Blue Ridge”).

The Company accounts for income taxes using the asset and liability method, which requires that deferred tax assets and liabilities be recognized based on future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.

A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required, if based on the evidence available, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized.  The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.

The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Information about an enterprise's current financial position and its results of operations for the current and preceding years is supplemented by all currently available information about future years.  Sometimes, however, historical information may not be as relevant (for example, if there has been a significant, recent change in circumstances) and special attention is required.

Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward period available under the tax law. The following four possible sources of taxable income may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards. These include (i) future reversals of existing taxable temporary differences, (ii) future taxable income exclusive of reversing temporary differences and carryforwards, (iii) taxable income in prior carrybackyear(s) if carry back is permitted under the relevant tax law and (iv) tax-planning strategies that would, if necessary, be implemented.

Evidence available about each of those possible sources of taxable income will vary for different tax jurisdictions and, possibly, from year to year.  To the extent evidence about one or more sources of taxable income is sufficient to support a conclusion that a valuation allowance is not necessary, other sources need not be considered.  Consideration of each source is required, however, to determine the amount of the valuation allowance that is recognized for deferred tax assets.

The Company must use judgment in considering the relative impact of negative and positive evidence.  The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion or all of the deferred tax asset.

As of December 31, 2009, the Company had net deferred tax assets of approximately $86.3 million. This net deferred tax asset includes approximately $12.0 million for the tax effect of net operating losses, (“NOL”) after the impact of a valuation allowance of $33.8 million, relating to FNC, a consolidated entity in which the Company has a 53% ownership interest. The partial valuation allowance on the FNC deferred tax asset primarily results from current projected taxable income, being more likely than not, insufficient to utilize the full amount of the deferred tax asset. The Company’s remaining net deferred tax asset of approximately $74.3 million primarily relates to KRS and consists of (i) $13.8 million in deferred tax liabilities, (ii) $9.8 million in NOL carryforwards that expire in 2029, (iii) $6.3 million in tax credit carryforwards, $4.0 million of which expire in 2029 and $2.3 million that do not expire  and (iv) $72.0 million primarily relating to differences in GAAP book basis and tax basis of accounting for (i) real estate assets (ii) real estate joint ventures, (iii) other real estate investments, and (iv) asset impairments charges that have been recorded for book purposes but not yet recognized for tax purposes and (v) other miscellaneous deductible temporary differences.

As of December 31, 2009, the Company determined that no valuation allowance was needed against the $74.3 million net deferred tax asset within KRS. This determination was based upon the Company's analysis of both positive evidence, which includes future projected income for KRS and negative evidence, which consists of a three year cumulative pretax book loss of approximately $23.0 million for KRS. The cumulative loss was primarily the result of significant impairment charges taken by KRS during 2009 and 2008 of approximately $91.7 million and approximately $82.2 million, respectively. KRS has a strong earnings history exclusive of the impairment charges. Since 2001, KRS has produced substantial taxable income in each year through 2008. Over the prior three years (2006 through 2008) KRS generated approximately $69.3 million of taxable income, before net operating loss carryovers.

To determine future projected income the Company scheduled KRS’s pre-tax book income and taxable income over a twenty year period taking into account its continuing operations (“core earnings”).  Core earnings consist of estimated net operating income for properties currently in service and generating rental income from existing tenants. Major lease turnover is not expected in these properties as these properties were generally constructed and leased within the past two years. To allow the forecast to remain objective and verifiable, no income growth was forecasted for any other aspect of KRS’s continuing business activities including its investment in the Albertson’s joint venture. The Company also included future known events in its projected income forecast such as the maturity of certain mortgages and construction loans which will significantly reduce the amount of interest expense incurred in future years. Additionally, the Company has also committed to certain actions which will result in reducing leverage at KRS. With the Company’s change in its merchant building strategy, future business operations at KRS will not support its current capital structure which consists of approximately $564 million of intercompany loans the Company has made to KRS to fund its merchant building operation.  KRS incurred approximately $32.1 million of interest expense related to the intercompany financing during 2009. The Company will recapitalize a significant portion of the debt to reflect KRS’s ongoing business activities.  The twenty year taxable income estimate reduces intercompany interest in accordance with this plan.

The Company’s projection of KRS’s future taxable income, utilizing the assumptions above with respect to core earnings and reductions in interest expense due to debt maturities and the Company’s recapitalization plans, generates approximately $205.2 million in future taxable income which is sufficient to fully utilize KRS’s $74.3 million net deferred tax asset. As a result of this analysis the Company has determined it is more likely than not that KRS’s net deferred tax asset of $74.3 million will be realized and therefore, no valuation allowance is needed at December 31, 2009. If future income projections do not occur as forecasted or the Company incurs additional impairment losses, the Company will reevaluate the need for a valuation allowance.

Results of Operations

	2009	2008	Increase/ (Decrease)	% change
	(all amounts in millions)
Revenues from rental property (1)	$786.9	$758.7	$28.2	3.7%
Rental property expenses: (2)
Rent	$14.1	$13.4	$0.7	5.2%
Real estate taxes	112.4	98.0	14.4	14.7%
Operating and maintenance	110.1	104.7	5.4	5.2%
	$236.6	$216.1	$20.5	9.5%
Depreciation and amortization (3)	$227.7	$206.0	$21.7	10.5%

(1)

Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2008 and 2009, providing incremental revenues for the year ended December 31, 2009 of $29.3 million, as compared to the corresponding period in 2008 and (ii) the completion of certain development and redevelopment projects and tenant buyouts providing incremental revenues of approximately $7.4 million, for the year ended December 31, 2009, as compared to the corresponding period in 2008, which was partially offset by (iii) a decrease in revenues of approximately $8.5 million for the year ended December 31, 2009, as compared to the corresponding period in 2008, primarily resulting from the sale of certain properties during 2008 and 2009, and (iv) an overall occupancy decrease from the consolidated shopping center portfolio from 93.1% at December 31, 2008 to 92.2% at December 31, 2009.

(2)

Rental property expenses increased primarily due to (i) operating property acquisitions during 2008 and 2009, (ii) the placement of certain development properties into service, which resulted in lower capitalization of carry costs, and (iii) an increase in snow removal costs during 2009 as compared to 2008, partially offset by (iv) a decrease in insurance costs during 2009 as compared to 2008 and (v) operating property dispositions during 2008 and 2009.

(3)

Depreciation and amortization increased primarily due to (i) operating property acquisitions during 2008 and 2009, (ii) the placement of certain development properties into service and (iii) tenant vacates, partially offset by operating property dispositions during 2008 and 2009.

Mortgage and other financing income decreased $3.3 million to $15.0 million for the year ended December 31, 2009, as compared to $18.3 million for the corresponding period in 2008. This decrease is primarily due to a decrease in interest income during 2009 resulting from the repayment of certain mortgage receivables during 2009 and 2008.

Management and other fee income decreased approximately $5.2 million for the year ended December 31, 2009, as compared to the corresponding period in 2008. This decrease is primarily due to a decrease in property management fees of approximately $5.8 million for 2009, due to lower revenues attributable to lower occupancy and the sale of certain properties during 2008 and 2009, partially offset by an increase in other transaction related fees of approximately $0.6 million recognized during 2009.

General and administrative expenses decreased approximately $6.1 million for the year ended December 31, 2009, as compared to the corresponding period in 2008. This decrease is primarily due to a reduction in force during 2009 as a result of implementing the Company’s core business strategy of focusing on owning and operating shopping centers and a shift away from certain non-strategic assets along with a lack of transactional activity.

Interest, dividends and other investment income decreased approximately $23.0 million for the year ended December 31, 2009, as compared to the corresponding period in 2008. This decrease is primarily due to (i) a decrease in realized gains of approximately $8.2 million during 2009 resulting from the sale of certain marketable securities during the corresponding period in 2008 as compared to 2009, and (ii) a decrease in interest and dividend income of approximately $14.8 million during 2009, as compared to the corresponding period in 2008, primarily resulting from the sale of investments in marketable securities and reductions in dividends declared from certain marketable securities during 2009 and 2008.

Other expense, net decreased approximately $1.3 million to $0.9 million for the year ended December 31, 2009, as compared to $2.2 million for the corresponding period in 2008. This decrease is primarily due to (i) the receipt of fewer shares of Sears Holding Corp. common stock received as partial settlement of Kmart pre-petition claims during 2008, (ii) an increase in foreign withholding taxes, partially offset by (iii) increased gains from land sales of approximately $5.9 million and (iv) an increase in the fair value of an embedded derivative instrument relating to the convertible option of the Valad notes of approximately $9.8 million.

Interest expense decreased approximately $2.7 million for the year ended December 31, 2009, as compared to the corresponding period in 2008.  This decrease is due to lower outstanding levels of debt during the year ended December 31, 2009, as compared to 2008.

Income from other real estate investments decreased $50.4 million for the year ended December 31, 2009, as compared to the corresponding period in 2008.  This decrease is primarily due to (i) a decrease from the Company’s Preferred Equity Program of approximately $36.4 million in contributed income during 2009, including a decrease of approximately $22.1 million in profit participation earned from capital transactions during 2009 as compared to the corresponding period in 2008 and (ii) a gain of approximately $7.2 million from the sale of the Company’s interest in a real estate company located in Mexico during 2008.

During 2009, the Company sold, in separate transactions, five out-parcels, four land parcels and three ground leases for aggregate proceeds of approximately $19.4 million.  These transactions resulted in gains on sale of development properties of approximately $5.8 million, before income taxes of $2.3 million.

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

During 2009, the Company recognized non-cash impairment charges of approximately $175.1 million, before income taxes and noncontrolling interest, relating to adjustments to property carrying values, investments in real estate joint ventures, real estate under development and other real estate investments.  The Company’s estimated fair values relating to these impairment assessments were based upon discounted cash flow models that included all estimated cash inflows and outflows over a specified holding period and where applicable, any estimated debt premiums. These cash flows are comprised of unobservable inputs which include contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models were based upon observable rates that the Company believes to be within a reasonable range of current market rates for the respective properties.  Based on these inputs the Company determined that its valuation in these investments was classified within Level 3 of the fair value hierarchy.

Approximately $30.1 million of the total non-cash impairment charges for the year ended December 31, 2009, were due to the decline in value of certain marketable equity securities and other investments that were deemed to be other-than-temporary.

For the year ended December 31, 2008, the Company recognized non-cash impairment charges of approximately $145.8 million, before income tax benefit of approximately $31.1 million.

Approximately $118.4 million of the total non-cash impairment charges for the year ended December 31, 2008, were due to the decline in value of certain marketable equity securities and other investments that were deemed to be other-than-temporary.

The Company will continue to assess the value of all its assets on an on-going basis.  Based on these assessments, the Company may determine that a decline in value for one or more of its investments may be other-than-temporary or permanent and would therefore write-down its cost basis accordingly.

Benefit for income taxes increased by $23.6 million for the year ended December 31, 2009, as compared to the corresponding period in 2008. This change is primarily due to (i) a decrease in the tax provision expense of approximately $13.2 million from equity income recognized in connection with the Albertson’s investment during the year ended December 31, 2009, as compared to the corresponding period in 2008 and (ii) a decrease in the income tax provision expense of approximately $12.3 million in connection with gains on sale of development properties during 2009 as compared to 2008, partially offset by a decrease in income tax benefit of approximately $2.1 million related to impairments taken during the year ended December 31, 2009 as compared to the corresponding period in 2008.

Equity in income of real estate joint ventures, net for the year ended December 31, 2009, was approximately $6.3 million as compared to $132.2 million for the corresponding period in 2008. This reduction of approximately $125.9 million is primarily the result of (i) an increase in the recognition of non-cash impairment charges against the carrying value of the Company’s investment in unconsolidated joint ventures of approximately $27.5 million recorded during 2009, as compared to the corresponding period in 2008, primarily due to an increase in impairments of approximately $23.9 million recognized by the KimPru joint ventures, (ii) the recognition of approximately $2.9 million of equity in income from the Albertson’s joint venture during 2009, as compared to $63.9 million of equity in income recognized during 2008 resulting from the sale of 121 properties in the joint venture, (iii) a decrease in income related to the recognition of approximately $11.0 million in income resulting from cash distributions received in excess of the Company’s carrying value of its investment in various unconsolidated limited liability partnerships during the corresponding period in 2008, (iv) a decrease in income of $11.8 million during 2009, from a joint venture which holds interests in extended stay residential properties primarily due to overall decreases in occupancy, (v) a decrease in profit participation of approximately $9.1 million during 2009, as compared to the corresponding period in 2008, resulting from the sale/transfer of operating properties from two joint venture investments, (vi) a decrease in income of approximately $4.5 million during 2009, from a Canadian joint venture investment, primarily due to an overall decrease in occupancy and (vii) a decrease in occupancy levels within certain real estate joint venture investments, partially offset by increased gains on sales of approximately $5.1 million during the year ended December 31, 2009, resulting from the sale of operating properties during 2009, as compared to 2008.

During 2009, the Company disposed of, in separate transactions, portions of six operating properties and one land parcel for an aggregate sales price of approximately $28.9 million.  These transactions resulted in the Company’s recognition of an aggregate net gain of approximately $4.1 million, net of income tax of $0.2 million.

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

During 2008, the Company transferred three properties to a wholly-owned consolidated entity, Kimco Income Fund II (“KIF II”), for $73.9 million, including $50.6 million in non-recourse mortgage debt. During 2008 the Company sold a 26.4% non-controlling ownership interest in the entity to third parties for approximately $32.5 million, which approximated the Company’s cost.  The Company continues to consolidate this entity.

Additionally, during 2008, the Company disposed of an operating property for approximately $21.4 million.  The Company provided seller financing for approximately $3.6 million, which bears interest at 10% per annum and is scheduled to mature on May 1, 2011.  Due to the terms of this financing the Company has deferred its gain of $3.7 million from this sale.

Additionally, during 2008, a consolidated joint venture in which the Company had a preferred equity investment disposed of a property for a sales price of approximately $35.0 million. As a result of this capital transaction, the Company received approximately $3.5 million of profit participation, before noncontrolling interest of approximately $1.1 million.  This profit participation has been recorded as income from other real estate investments and is reflected in Income from discontinued operating properties in the Company’s Consolidated Statements of Operations.

Net loss attributable to the Company for 2009 was $3.9 million.  Net income attributable to the Company for 2008 was $249.9 million.  On a diluted per share basis, net loss attributable to the Company was $0.15 for 2009, as compared to net income of $0.78 for 2008.  These changes are primarily attributable to (i) an increase in non-cash impairment charges of approximately $57.8 million, net of income taxes and noncontrolling interests, resulting from continuing declines in the real estate markets and equity securities, (ii) a reduction in Income from other real estate investments, primarily due to a decrease in profit participation from the Company’s Preferred Equity program, (iii) a decrease in equity in income of joint ventures, primarily due to a decrease in income from the Albertson’s investment and impairment charges relating to five joint venture investments, and (iv) lower gains on sales of development properties, partially offset by (v) an increase in revenues from rental properties primarily due to acquisitions of operating properties during 2009 and 2008.

Comparison 2008 to 2007

	2008	2007	Increase/ (Decrease)	% change
	(all amounts in millions)
Revenues from rental property (1)	$758.7	$674.5	$84.2	12.5%
Rental property expenses: (2)
Rent	$13.4	$12.1	$1.3	10.7%
Real estate taxes	98.0	82.5	15.5	18.8%
Operating and maintenance	104.7	89.1	15.6	17.5%
	$216.1	$183.7	$32.4	17.6%
Depreciation and amortization (3)	$206.0	$190.1	$15.9	8.4%

(1)

Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2008 and 2007, providing incremental revenues of approximately $54.2 million, (ii) the completion of certain development and redevelopment projects and tenant buyouts providing incremental revenues of approximately $34.1 million for the year ended 2008 as compared to the corresponding period in 2007, partially offset by (iii) a decrease in revenues of approximately $4.1 million for the year ended December 31, 2008, as compared to the corresponding period in 2007, primarily resulting from the transfer of operating properties to various unconsolidated joint venture entities and the sale of certain properties during 2008 and 2007 and (iv) an overall occupancy decrease from the consolidated shopping center portfolio from 95.9% at December 31, 2007, to 93.1% at December 31, 2008.

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

General and administrative expenses increased approximately $14.4 million for the year ended December 31, 2008, as compared to the corresponding period in 2007. This increase is primarily due to personnel-related costs, primarily due to the growth within the Company’s co-investment programs and the overall continued growth of the Company during 2008 and 2007.  In addition, due to current economic conditions resulting in the lack of transactional activity within the real estate industry as a whole, the Company has accrued approximately $3.6 million at December 31, 2008, relating to severance costs associated with employees who have been terminated during January 2009.

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

During 2008, the Company sold, in separate transactions, (i) two completed merchant building projects, (ii) 21 out-parcels, (iii) a partial sale of one project and (iv) a partnership interest in one project for aggregate proceeds of approximately $73.5 million and received approximately $4.1 million of proceeds from completed earn-out requirements on three previously sold merchant building projects.  These sales resulted in gains of approximately $36.5 million, before income taxes of $14.6 million.

During 2007, the Company sold, in separate transactions, (i) four completed merchant building projects, (ii) 26 out-parcels, (iii) 74.3 acres of undeveloped land and (iv) completed partial sales of two projects, for aggregate total proceeds of approximately $310.5 million and approximately $3.3 million of proceeds from completed earn-out requirements on previously sold projects.  These transactions resulted in gains of approximately $40.1 million, before income taxes of $16.0 million.

For the year ended December 31, 2008, the Company recognized non-cash impairment charges of approximately $147.5 million, before income tax benefit of approximately $25.7 million.

Approximately $118.4 million of the total non-cash impairment charges for the year ended December 31, 2008, were due to the decline in value of certain marketable equity securities and other investments that were deemed to be other-than-temporary.

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

Benefit for income taxes decreased $18.8 million for the year ended December 31, 2008, as compared to the corresponding period in 2007. This change is primarily due to (i) a tax provision of approximately $17.3 million, partially offset by a reduction of approximately $3.1 million in NOL valuation allowance from equity income recognized during 2008 in connection with the Albertson’s investment, (ii) an income tax provision of approximately $3.1 million related to equity in income of real estate joint ventures during 2008, (iii) an income tax provision of approximately $2.0 million related to gains on sale of operating properties during 2008 and (iv) a reduction of NOL valuation allowance during 2007 of approximately $28.1 million, partially offset by (v) an increase in income tax benefit of approximately $30.1 million related to impairments taken during the year ended December 31, 2008, as compared to the corresponding period in 2007.

Equity in income of real estate joint ventures, net for the year ended December 31, 2008, was approximately $132.2 million as compared to $173.4 million for the corresponding period in 2007. This reduction of approximately $41.2 million is primarily the result of (i) a decrease in equity in income of approximately $47.1 million from the Kimco Retail Opportunity Portfolio (“KROP”) joint venture investment primarily due to a decrease in  profit participation from the sale/transfer of operating properties for the year ended December 31, 2008, as compared to the corresponding period in 2007, (ii) a decrease in equity in income of approximately $25.2 million from the KIR joint venture investment primarily resulting from fewer gains on sales of operating properties during the year ended December 31, 2008, as compared to the corresponding period in 2007, (iii) impairment charges during 2008 of approximately $11.2 million, before income tax benefit, relating to certain joint venture properties held by the KimPru joint venture that are deemed held-for-sale or were transitioned to held-for-use properties, (iv) lower gains on sale of approximately $21.3 million for 2008 as compared to 2007, partially offset by (v) an increase in equity in income of approximately $67.4 million from the Albertson’s joint venture investment primarily resulting from gains on sale of 121 properties during 2008 as compared to 2007 and (vi) growth within the Company’s other various real estate joint ventures due to additional capital investments for the acquisition of additional operating properties by ventures throughout 2007 and the year ended December 31, 2008.

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

During 2007 the Company transferred 11 operating properties to a wholly-owned consolidated entity, Kimco Income Fund II (“KIF II”), for an aggregate purchase price of approximately $278.2 million, including non-recourse mortgage debt of $180.9 million, encumbering 11 of the properties.  During 2008, the Company transferred an additional three properties for $73.9 million, including $50.6 million in non-recourse mortgage debt. During 2008 the Company sold a 26.4% noncontrolling ownership interest in the entity to third parties for approximately $32.5 million, which approximated the Company’s cost.  The Company continues to consolidate this entity.

Additionally, during 2008, the Company disposed of an operating property for approximately $21.4 million.  The Company provided seller financing for approximately $3.6 million, which bears interest at 10% per annum and is scheduled to mature on May 1, 2011.  Due to the terms of this financing the Company has deferred its gain of $3.7 million from this sale.

Additionally, during 2008, a consolidated joint venture in which the Company had a preferred equity investment disposed of a property for a sales price of approximately $35.0 million. As a result of this capital transaction, the Company received approximately $3.5 million of profit participation, before noncontrolling interest of approximately $1.1 million.  This profit participation has been recorded as income from other real estate investments and is reflected in Income from discontinued operating properties in the Company’s Consolidated Statements of Operations.

During 2007, the Company (i) disposed of six operating properties and completed partial sales of three operating properties, in separate transactions, for an aggregate sales price of approximately $40.0 million, which resulted in an aggregate net gain of approximately $6.4 million, after income taxes of approximately $1.6 million and (ii) transferred one operating property, which was acquired in the first quarter of 2007, to a joint venture in which the Company holds a 15% noncontrolling ownership interest for an aggregate price of approximately $4.5 million, which represented the net book value.

Additionally, during 2007, two consolidated joint ventures in which the Company had preferred equity investments disposed of, in separate transactions, their respective properties for an aggregate sales price of approximately $66.5 million.  As a result of these capital transactions, the Company received approximately $22.1 million of profit participation, before noncontrolling interest of approximately $5.6 million.  This profit participation has been recorded as income from other real estate investments and is reflected in Income from discontinued operating properties in the Company’s Consolidated Statements of Operations.

Net income attributable to the Company for the year ended December 31, 2008, was $249.9 million or $0.78 on a diluted per share basis as compared to $442.8 million or $1.65 on a diluted per share basis for the corresponding period in 2007. This change is primarily attributable to (i) the recognition of non-cash impairment charges aggregating approximately $157.0 million, before income tax benefits, resulting from continuing declines in the equity securities and real estate markets, (ii) recognition of an extraordinary gain of approximately $50.3 million, net of income tax, in 2007, relating to the Albertson’s joint venture, (iii) a reduction of Equity in income of real estate joint ventures of approximately $41.2 million, primarily due to a decrease in profit participation and gain on sales of operating properties during 2008 as compared to 2007, (iv) a decrease in the reduction of NOL valuation allowance and the recording of a provision from equity in income recognized during 2008 in connection with the Albertson’s investment, partially offset by (v) an increase in revenues from rental properties primarily due to acquisitions of operating properties during 2008 and 2007.

Tenant Concentrations

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property and a large tenant base.  At December 31, 2009, the Company’s five largest tenants were The Home Depot, TJX Companies, Sears Holdings, Wal-Mart and Kohl’s, which represent approximately 3.3%, 2.6%, 2.5%, 2.2% and 2.0%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, when available, mortgage and construction loan financing and immediate access to unsecured revolving credit facilities with aggregate bank commitments of approximately $1.7 billion.

The Company’s cash flow activities are summarized as follows (in millions):

	Year Ended December 31,
	2009	2008	2007
Net cash flow provided by operating activities	$ 403.6	$ 567.6	$ 666.0
Net cash flow used for investing activities	$(343.2)	$(781.4)	$(1,507.6)
Net cash flow (used for)/provided by financing activities	$ (74.5)	$ 262.4	$ 584.1

Operating Activities

Cash flow provided from operating activities for the year ended December 31, 2009, was approximately $403.6 million, as compared to approximately $567.6 million for the comparable period in 2008.  The change of approximately $164.0 million is primarily attributable to (i) a decrease in distributions from joint ventures of approximately $125.3 million, primarily from a decrease in distributions from the Albertson’s investment, profit participation from the Company’s Preferred Equity program and a decrease from various other real estate joint ventures, (ii) a decrease in interest, dividends and other investment income of approximately $14.8 million primarily due to the sale and reductions in dividends of certain marketable securities during the corresponding period in 2008 as compared to 2009, and (iii) an increase in prepaid expenses of approximately $23.7 million primarily related to an increase in prepaid income taxes which primarily represents a tax refund receivable due to the sale of Valad equity securities at a taxable loss, which is being carried back to prior year tax returns that have capital gain income, partially offset by the acquisition of properties during 2008 and growth in rental rates from lease renewals and the completion of certain re-development and development projects.

During 2009, the Company (i) completed two primary public common stock offerings, which provided net proceeds to the Company of approximately $1.1 billion, (ii) obtained a two-year $220.0 million unsecured term loan with a consortium of banks, (iii) completed a 10-year $300.0 million unsecured Senior Notes offering, which was used to repay the two-year $220 million unsecured term loan and to repay various construction loans, and (iv) completed mortgage and construction loan financings of approximately $433.2 million (see financing activities below). However, capital and credit markets remain increasingly volatile and constrained. If these markets continue to experience volatility and the availability of funds remains limited, the Company will incur increased costs associated with issuing or obtaining debt. In addition, it is possible that the Company’s ability to access the capital and credit markets may be limited by these or other factors.  Notwithstanding the foregoing, at this time the Company anticipates that cash flows from operating activities will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and dividend payments in accordance with REIT requirements in both the short term and long term.

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. Although the credit environment remains challenging, the Company continues to pursue opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks.  The Company has noticed a trend that the approval process from mortgage lenders is slow, while pricing and loan-to-value ratios remain dependent on specific deal terms, in general, spreads are higher and loan-to-values are lower, but the lenders are continuing to complete financing agreements.  During 2009, the unsecured public debt markets became accessible for certain REITs, including the Company.  Moreover, the Company continues to assess 2010 and beyond to ensure the Company is prepared if the current credit market dislocation continues.

Debt maturities for 2010 consist of:  $260.0 million of consolidated debt; $646.5 million of unconsolidated joint venture debt; and $286.5 million of preferred equity debt, assuming the utilization of extension options where available.  The 2010 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Company’s credit facilities, which at December 31, 2009, the Company had approximately $1.6 billion available under these credit facilities, and debt refinancings.  The 2010 unconsolidated joint venture and preferred equity debt maturities are anticipated to be repaid through debt refinancing and partner capital contributions, as deemed appropriate.

The Company anticipates that cash on hand, borrowings under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Net cash flow provided by operating activities for the year ended December 31, 2009, was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2009 and 2008, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) distributions from the Company’s joint venture programs.

Investing Activities

Cash flow used for investing activities for the year ended December 31, 2009, was approximately $343.2 million, as compared to approximately $781.4 million for the comparable period in 2008.  This decrease in cash utilization of approximately $438.2 million resulted primarily from decreases in (i) the acquisition of and improvements to real estate under development, (ii) investments in marketable securities, including the acquisition of the Valad Property Group convertible notes and equity securities during 2008, (iii) investments and advances to real estate joint ventures and (iv) investments in mortgage loans receivable, partially offset by (v) a decrease in proceeds from the sale of operating and development properties, (vi) a decrease in proceeds from transferred operating/development properties and (vii) a decrease in reimbursements of advances to real estate joint ventures and other real estate investments during the year ended December 31, 2009, as compared to the corresponding period in 2008.

Acquisitions of and Improvements to Operating Real Estate

During the year ended December 31, 2009, the Company expended approximately $374.5 million towards acquisition of and improvements to operating real estate including $43.4 million expended in connection with redevelopments and re-tenanting projects as described below.  (See Note 4 of the Notes to the Consolidated Financial Statements included in this annual report on Form 10-K.)

The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace.  The Company anticipates its capital commitment toward these and other redevelopment projects during 2010 will be approximately $30.0 million to $40.0 million.  The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving lines of credit.

Investments and Advances to Real Estate Joint Ventures

During the year ended December 31, 2009, the Company expended approximately $109.9 million for investments and advances to real estate joint ventures and received approximately $99.6 million from reimbursements of advances to real estate joint ventures.  (See Note 8 of the Notes to the Consolidated Financial Statements included in this annual report on Form 10-K.)

Acquisitions of and Improvements to Real Estate Under Development

The Company is engaged in ground-up development projects which consist of (i) U.S. ground-up development projects which will be held as long-term investments by the Company and (ii) various ground-up development projects located in Latin America for long-term investment (see Recent Developments - International Real Estate Investments and Note 3 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).  During 2009, the Company changed its merchant building business strategy from a sale upon completion strategy to a long-term hold strategy.  Those properties previously considered merchant building are now either placed in service or included in U.S. ground-up development.  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of December 31, 2009, the Company had in progress a total of 11 ground-up development projects, consisting of seven ground-up development projects located throughout Mexico, two ground-up development projects located in the U.S., one ground-up development project located in Chile, and one ground-up development project located in Brazil.

During the year ended December 31, 2009, the Company expended approximately $143.3 million in connection with construction costs related to ground-up development projects. The Company anticipates its capital commitment during 2010 toward these and other development projects will be approximately $50.0 million to $60.0 million.  The proceeds from the sales of completed ground-up development projects, proceeds from construction loans and availability under the Company’s revolving lines of credit are expected to be sufficient to fund these anticipated capital requirements.

Dispositions and Transfers

During the year ended December 31, 2009, the Company received net proceeds of approximately $57.1 million relating to the sale of various operating properties and ground-up development projects.  (See Notes 5 and 7 of the Notes to the Consolidated Financial Statements included in this annual report on Form 10-K.)

Financing Activities

Cash flow used for financing activities for the year ended December 31, 2009, was approximately $74.5 million, as compared to cash flow provided by financing activities of approximately $262.4 million for the comparable period in 2008.  This change of approximately $336.9 million resulted primarily from (i) higher repayments of approximately $647.5 million of borrowings under unsecured revolving credit facilities, (ii) a decrease of $460.4 million in net borrowings under the Company’s unsecured revolving credit facilities and (iii) higher repayments of approximately $303.7 million of unsecured term loan/notes, partially offset by (iv) an increase in proceeds from issuance of stock of approximately $613.4 million, (v) an increase in proceeds from mortgage/construction loan financing of approximately $357.2 million, offset by an increase in principal repayments of approximately $576.5 million, (vi) increased proceeds received from a $220.0 million unsecured term loan and a $300.0 million senior unsecured notes during 2009 as compared to the corresponding period in 2008 and (vii) a decrease in dividends paid of $138.0 million.

The Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings.  The Company plans to strengthen is balance sheet by pursuing deleveraging efforts over time.  The Company may, from time-to-time, seek to obtain funds through additional common and preferred equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives.

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $7.4 billion.  Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.  These markets have been experiencing extreme volatility and deterioration.  As available, the Company will continue to access these markets. In March 2006, the Company was added to the S & P 500 Index, an index containing the stock of 500 Large Cap corporations, most of which are U.S. corporations.

The Company has a $1.5 billion unsecured U.S. revolving credit facility (the "U.S. Credit Facility") with a group of banks, which is scheduled to expire in October 2011.  The Company has a one-year extension option related to this facility. This credit facility has made available funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional management programs, (iii) development and redevelopment costs and (iv) any short-term working capital requirements, including managing the Company’s debt maturities. Interest on borrowings under the U.S. Credit Facility accrues at LIBOR plus 0.425% and fluctuates in accordance with changes in the Company’s senior debt ratings.  As part of this U.S. Credit Facility, the Company has a competitive bid option whereby the Company may auction up to $750.0 million of its requested borrowings to the bank group.  This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread.  A facility fee of 0.15% per annum is payable quarterly in arrears.  As part of the U.S. Credit Facility, the Company has a $200.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Pounds Sterling, Japanese Yen or Euros.  As of December 31, 2009, there was $139.5 million outstanding and approximately $22.5 million appropriated letters of credit under this credit facility. Pursuant to the terms of the U.S. Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently not in violation of these covenants.  The financial covenants for the U.S. Credit Facility are as follows:

Covenant	Must Be	As of 12/31/09
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	50%
Total Priority Indebtedness to GAV	<35%	16%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	2.80x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	2.06x
Limitation of Investments, Loans and Advances	<30% of GAV	18% of GAV

For a full description of the US Credit Facility’s covenants refer to the Credit Agreement dated as of October 25, 2007 filed in the Company’s Current Report on Form 8-K dated October 25, 2007.

The Company also has a three-year CAD $250.0 million unsecured credit facility with a group of banks.  This facility bears interest at a rate of CDOR plus 0.425%, subject to change in accordance with the Company’s senior debt ratings and is scheduled to mature March 2011 with an additional one year extension option.  A facility fee of 0.15% per annum is payable quarterly in arrears.  This facility also permits U.S. dollar denominated borrowings.  Proceeds from this facility are used for general corporate purposes, including the funding of Canadian denominated investments.  As of December 31, 2009, there was no outstanding balance under this credit facility.  There are approximately CAD $67.4 million (approximately USD $64.0 million) appropriated for letters of credit under this credit facility at December 31, 2009.  The Canadian facility covenants are the same as the U.S. Credit Facility covenants described above.

During March 2008, the Company obtained a MXP 1.0 billion term loan, which bears interest at a rate of 8.58%, subject to change in accordance with the Company’s senior debt ratings, and is scheduled to mature in March 2013.  The Company utilized proceeds from this term loan to fully repay the outstanding balance of a MXP 500.0 million unsecured revolving credit facility, which was terminated by the Company.  Remaining proceeds from this term loan were used for funding MXP denominated investments. As of December 31, 2009, the outstanding balance on this term loan was MXP 1.0 billion (approximately USD $76.6 million).  The Mexican term loan covenants are the same as the U.S. and Canadian Credit Facilities covenants described above.

The Company has a Medium Term Notes program pursuant to which it may, from time-to-time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company’s debt maturities.  (See Note 12 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

The Company’s supplemental indenture governing its medium term notes and senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 12/31/09
Consolidated Indebtedness to Total Assets	<60%	43%
Consolidated Secured Indebtedness to Total Assets	<40%	12%
Consolidated Income Available for Debt Service to maximum Annual Service Charge	>1.50x	2.5x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.5x

For a full description of the various indenture covenants refer to the Indenture dated September 1, 1993, First Supplemental Indenture dated August 4, 1994, the Second Supplemental Indenture dated April 7, 1995, the Third Supplemental Indenture dated June 2, 2006, the Fifth Supplemental Indenture dated as of September 24, 2009, the Fifth Supplemental Indenture dated as of October 31, 2006 and First Supplemental Indenture dated October 31, 2006, as filed with the SEC.  See Exhibits Index on page 65, for specific filing information.

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

During the year ended December 31, 2009, the Company repaid (i) its $130.0 million 6.875% senior notes, which matured on February 10, 2009, (ii) its $20.0 million 7.56% Medium Term Note, which matured in May 2009 and (iii) its $25.0 million 7.06% Medium Term Note, which matured in July 2009.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects.  As of December 31, 2009, the Company had over 420 unencumbered property interests in its portfolio.

Additionally during the year ended December 31, 2009, the Company repurchased in aggregate approximately $36.1 million in face value of its Medium Term Notes and Fixed Rate Bonds for an aggregate discounted purchase price of approximately $33.7 million.  These transactions resulted in an aggregate gain of approximately $2.4 million.

During 2009, the Company (i) obtained an aggregate of approximately $400.2 of non-recourse mortgage debt on 21 operating properties, (ii) assumed approximately $579.2 million of individual non-recourse mortgage debt relating to the acquisition of 22 operating properties, including approximately $1.6 million of fair value debt adjustments and (iii) paid off approximately $437.7 million of individual non-recourse mortgage debt which encumbered 24 operating properties.

During 2009, the Company fully repaid nine construction loans aggregating approximately $212.2 million.  As of December 31, 2009, total loan commitments on the Company’s four remaining construction loans aggregated approximately $69.7 million of which approximately $45.8 million has been funded.  These loans have scheduled maturities ranging from 11 months to 56 months (excluding any extension options which may be available to the Company) and bear interest at rates ranging from 2.13% to 4.50% at December 31, 2009.  Approximately $3.4 million of the outstanding loan balance matures in 2010.  These maturing loans are anticipated to be repaid with operating cash flows, borrowings under the Company’s credit facilities and additional debt financings.  In addition, the Company may pursue or exercise existing extension options with lenders where available.

During April 2009, the Company filed a shelf registration statement on Form S-3ASR, which is effective for a term of three years, for the future unlimited offerings, from time-to-time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants.

During December 2009, the Company completed a primary public stock offering of 28,750,000 shares of the Company’s common stock.  The net proceeds from this sale of common stock, totaling approximately $345.1 million (after related transaction costs of $0.75 million) were used to partially repay the outstanding balance under the Company’s U.S. revolving credit facility.

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

During 2009, the Company received approximately $1.5 million through employee stock option exercises and the dividend reinvestment program.

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as they monitor sources of capital and evaluate the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid decreased to $331.0 million in 2009, compared to $469.0 million in 2008 and $384.5 million in 2007.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly.  Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.  The Company’s Board of Directors declared a quarterly cash dividend of $0.16 per common share payable to shareholders of record on January 4, 2010, which was paid on January 15, 2010. Additionally, the Company’s Board of Directors declared a quarterly cash dividend of $0.16 per common share payable to shareholders of record on April 5, 2010, which will be paid on April 15, 2010.

Contractual Obligations and Other Commitments

The Company has debt obligations relating to its revolving credit facilities, MTNs, senior notes, mortgages and construction loans with maturities ranging from less than one year to 22 years.  As of December 31, 2009, the Company’s total debt had a weighted average term to maturity of approximately 4.7 years.  In addition, the Company has non-cancelable operating leases pertaining to its shopping center portfolio.  As of December 31, 2009, the Company has 52 shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company to construct and/or operate a shopping center.  In addition, the Company has 16 non-cancelable operating leases pertaining to its retail store lease portfolio.  The following table summarizes the Company’s debt maturities (excluding extension options and fair market value of debt aggregating approximately $9.4 million) and obligations under non-cancelable operating leases as of December 31, 2009 (in millions):

	2010	2011	2012	2013	2014	Thereafter	Total
Long-Term Debt-Principal(1)	$380.0	$581.5	$470.5	$734.3	$546.0	$1,712.7	$4,425.0
Long-Term Debt-Interest(2)	248.1	221.5	199.6	155.2	119.3	250.0	1,193.7
Operating Leases
Ground Leases	13.1	10.4	9.1	8.5	7.9	144.8	193.8
Retail Store Leases	3.7	3.7	2.9	2.1	1.2	1.4	15.0
Total	$644.9	$817.1	$682.1	$900.1	$674.4	$2,108.9	$5,827.5

(1)   maturities utilized do not reflect extension options, which range from one to two years.

(2)   for loans which have interest at floating rates, future interest expense was calculated using the rate as of December 31, 2009.

The Company has $46.5 million of medium term notes, $25.0 million of senior unsecured notes, $151.9 of unsecured notes payable, $129.6 million of mortgage debt and $3.4 million of construction loans scheduled to mature in 2010.  The Company anticipates satisfying these maturities with a combination of operating cash flows, its unsecured revolving credit facilities, refinancing of debt and new debt issuances, when available.

The Company has issued letters of credit in connection with completion and repayment guarantees for construction loans encumbering certain of the Company’s ground-up development projects and guarantee of payment related to the Company’s insurance program. These letters of credit aggregate approximately $23.9 million.

In addition, during August 2009, the Company became obligated to issue a letter of credit for approximately CAD $66.0 million (approximately USD $62.7 million) relating to a tax assessment dispute with the CRA.  The letter of credit has been issued under the Company’s CAD $250 million credit facility. The dispute is in regards to three of the Company’s wholly-owned subsidiaries which hold a 50% co-ownership interest in Canadian real estate. However, applicable Canadian law requires that a non-resident corporation post sufficient collateral to cover a claim for taxes assessed. As such, the Company issued its letter of credit as required by the governing law.  The Company strongly believes that it has a justifiable defense against the dispute which will release the Company from any and all liability.

During August 2008, KimPru entered into a $650.0 million credit facility, which bears interest at a rate of LIBOR plus 1.25% and was initially scheduled to mature in August 2009.  This facility included an option to extend the maturity date for one year, subject to certain requirements including a reduction of the outstanding balance to $485.0 million.  During August 2009, KimPru exercised the one-year extension option and made an additional payment to reduce the balance to $485.0 million; as such the credit facility is scheduled to mature in August 2010.  Proceeds from this credit facility were used to repay the outstanding balance of $658.7 million under the $1.2 billion credit facility, which was scheduled to mature in October 2008 and bore interest at a rate of LIBOR plus 0.45%.  This facility is guaranteed by the Company with a guarantee from PREI to the Company for 85% of any guaranty payment the Company is obligated to make.  As of December 31, 2009, the outstanding balance on the credit facility was $331.0 million.

During June 2007, the Company entered into a joint venture, in which the Company has a noncontrolling ownership interest, and acquired all of the common stock of InTown Suites Management, Inc.  This investment was funded with approximately $186.0 million of new cross-collateralized non-recourse mortgage debt with a fixed interest rate of 5.59%, encumbering 35 properties, a $153.0 million three-year unsecured credit facility, with two one-year extension options, which bears interest at LIBOR plus 0.375% and is guaranteed by the Company and the assumption of $278.6 million cross-collateralized non-recourse mortgage debt with fixed interest rates ranging from 5.19% to 5.89%, encumbering 86 properties. The joint venture partner has pledged its equity interest for any guaranty payment the Company is obligated to pay.  The outstanding balance on the three-year unsecured credit facility was $147.5 million as of December 31, 2009.  The joint venture obtained an interest rate swap at 5.37% on $128.0 million of this debt.  The swap is designated as a cash flow hedge and is deemed highly effective; as such adjustments to the swaps fair value are recorded at the joint venture level in other comprehensive income.

During November 2007, the Company entered into a joint venture, in which the Company has a noncontrolling ownership interest, to acquire a property in Houston, Texas.  This investment was funded with a $24.5 million unsecured credit facility scheduled to mature in November 2009, with a six-month extension option which was exercised in 2009 and thus the maturity date is now April 2010, which bears interest at LIBOR plus 0.375% and is guaranteed by the Company. The outstanding balance on this credit facility as of December 31, 2009 was $24.5 million.

During April 2007, the Company entered into a joint venture, in which the Company has a 50% noncontrolling ownership interest to acquire a property in Visalia, CA.  Subsequent to this acquisition the joint venture obtained a $6.0 million three-year promissory note which bears interest at LIBOR plus 0.75% and has an extension option of two-years.  This loan is jointly and severally guaranteed by the Company and the joint venture partner.  As of December 31, 2009, the outstanding balance on this loan was $6.0 million.

During 2006, an entity in which the Company has a preferred equity investment, located in Montreal, Canada, obtained a construction loan, which is collateralized by the respective land and project improvements.  Additionally, the Company has provided a partial guaranty to the lender of up to CAD $45 million (approximately USD $42.7 million) and the developer partner has provided an indemnity to the Company for 25% of all payments the Company is obligated to pay.  As of December 31, 2009, there was CAD $99.8 million (approximately USD $94.8 million) outstanding on this construction loan.

In connection with the construction of its development projects and related infrastructure, certain public agencies require performance and surety bonds be posted to guarantee that the Company’s obligations are satisfied.  These bonds expire upon the completion of the improvements and infrastructure.  As of December 31, 2009, there were approximately $52.8 million bonds outstanding.

Additionally, the RioCan Ventures have a CAD $7.0 million (approximately USD $6.6 million) letter of credit facility.  This facility is jointly guaranteed by RioCan and the Company and had approximately CAD $4.9 million (approximately USD $4.6 million) outstanding as of December 31, 2009, relating to various development projects.

Additionally, during 2005, the Company acquired three operating properties and one land parcel, through joint ventures, in which the Company holds 50% noncontrolling interests. Subsequent to these acquisitions, the joint ventures obtained four individual loans aggregating $20.4 million with interest rates ranging from LIBOR plus 1.00% to LIBOR plus 3.50%.  During 2007, one of these properties was sold for a sales price of approximately $10.5 million, including the pay down of $5.0 million of debt.  During 2008, one of the loans was increased by $2.0 million.  During 2009 these loans were extended to mature in 2010 at an interest rate of LIBOR plus 2.75%.  As of December 31, 2009, there was an aggregate of $17.3 million outstanding on these loans.  These loans are jointly and severally guaranteed by the Company and the joint venture partner.

During 2009, a joint venture in which the Company has a 50% noncontrolling ownership interest obtained a new three-year $53.0 million loan which bears interest at a rate of 7.85%.  Proceeds from this mortgage and an additional $15.0 million capital contribution from the partners were used to repay $68.0 million in mortgage debt, which was scheduled to mature in 2009 and bore interest at rate of LIBOR plus 1.16%. This mortgage is jointly and severally guaranteed by the Company and the joint venture partner. As of December 31, 2009, the outstanding balance on this loan was $52.8 million.

Additionally during 2009, a joint venture in which the Company has a 30% noncontrolling ownership interest obtained a new $59.0 million three-year mortgage loan, which bears interest at a rate of LIBOR plus 350 basis points. The Company and the holder of the remaining 70% ownership interest guarantee, jointly and severally, up to $10.0 million of this mortgage.  As of December 31, 2009, the outstanding balance on this loan was $59.0 million.

Off-Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

The Company has investments in various unconsolidated real estate joint ventures with varying structures.  These joint ventures operate either shopping center properties or are established for development projects.  Such arrangements are generally with third-party institutional investors, local developers and individuals. The properties owned by the joint ventures are primarily financed with individual non-recourse mortgage loans, however, the Company, on a selective basis, obtains unsecured financing for certain joint ventures.  These unsecured financings are guaranteed by the Company with guarantees from the joint venture partners for their proportionate amounts of any guaranty payment the Company is obligated to make.  Non-recourse mortgage debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the constituent members of the borrower, except for certain specified exceptions listed in the particular loan documents (See Note 8 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).

These investments include the following joint ventures:

Venture	Kimco Ownership Interest	Number of Properties	Total GLA (in thousands)	Non-Recourse Mortgage Payable (in millions)	Recourse Notes Payable (in millions)	Number of Encumbered Properties	Average Interest Rate	Weighted Average Term (months)

KimPru (c)	15.00%	97	16,296	$1,957.1	$331.0(b)	83	5.57%	72.0

KIR (d)	45.00%	62	13,067	$ 991.5	$ -	51	6.83%	30.3

KUBS (e)	18.26%(a)	43	6,178	$ 746.4	$ -	43	5.69%	68.5

SEB Immobilien (f)	15.00%	10	1.382	$ 193.5	$ -	10	5.67%	83.4

Kimco Income Fund (g)	15.20%	12	1,534	$ 169.2	$ -	12	5.47%	52.1

InTown Suites (h)	(j)	138	N/A	$ 486.4	$ 147.5(b)	135	5.17%	63.6

RioCan Venture (i)	50.00%	45	9,318	$ 899.4	$ -	45	5.94%	61.1

(a)

Ownership % is a blended rate.

(b)

See Contractual Obligations and Other Commitments regarding guarantees by the Company and its joint venture partners.

(c)

Represents the Company’s joint ventures with Prudential Real Estate Investors.

(d)

Represents the Kimco Income Operating Partnership, L.P., formed in 1998.

(e)

Represents the Company’s joint ventures with UBS Wealth Management North American Property Fund Limited.

(f)

Represents the Company’s joint ventures with SEB Immobilien Investment GmbH.

(g)

Represents the Kimco Income Fund, formed in 2004.

(h)

Represents the Company’s joint ventures with Westmont Hospitality Group.

(i)

Represents the Company’s joint ventures with RioCan Real Estate Investment Trust.

(j)

The Company’s share of this investment is subject to fluctuation and is dependent upon property cash flows.

The Company has various other unconsolidated real estate joint ventures with varying structures.  As of December 31, 2009, these other unconsolidated joint ventures had individual non-recourse mortgage loans aggregating approximately $2.0 billion and unsecured notes payable aggregating approximately $41.8 million.  The aggregate debt of all unconsolidated real estate joint ventures is approximately $7.9 billion, of which the Company’s share of this debt was approximately $2.7 billion.  These loans have scheduled maturities ranging from one month to 25 years and bear interest at rates ranging from 0.98% to 10.50% at December 31, 2009. Approximately $646.5 million of the outstanding loan balance matures in 2010, of which the Company’s share is approximately $187.5 million.  These maturing loans are anticipated to be repaid with operating cash flows, debt refinancing and partner capital contributions, as deemed appropriate. (See Note 8 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

Other Real Estate Investments

The Company maintains a Preferred Equity program, which provides capital to developers and owners of real estate properties. The Company accounts for its preferred equity investments under the equity method of accounting.  As of December 31, 2009, the Company’s net investment under the Preferred Equity Program was approximately $418.4 million relating to 213 properties. As of December 31, 2009, these preferred equity investment properties had individual non-recourse mortgage loans aggregating approximately $1.6 billion. Due to the Company’s preferred position in these investments, the Company’s share of each investment is subject to fluctuation and is dependent upon property cash flows. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its invested capital.

Additionally, during July 2007, the Company invested approximately $81.7 million of preferred equity capital in a portfolio comprised of 403 net leased properties which are divided into 30 master leased pools with each pool leased to individual corporate operators.  These properties consist of a diverse array of free-standing restaurants, fast food restaurants, convenience and auto parts stores.  As of December 31, 2009, these properties were encumbered by third party loans aggregating approximately $418.5 million with interest rates ranging from 5.08% to 10.47% with a weighted average interest rate of 9.3% and maturities ranging from two years to 13 years.

During June 2002, the Company acquired a 90% equity participation interest in an existing leveraged lease of 30 properties.  The properties are leased under a long-term bond-type net lease whose primary term expires in 2016, with the lessee having certain renewal option rights.  The Company’s cash equity investment was approximately $4.0 million.  This equity investment is reported as a net investment in leveraged lease in accordance with the FASB’s Lease guidance.  The net investment in leveraged lease reflects the original cash investment adjusted by remaining net rentals, estimated unguaranteed residual value, unearned and deferred income and deferred taxes relating to the investment.

As of December 31, 2009, 18 of these leveraged lease properties were sold, whereby the proceeds from the sales were used to pay down the mortgage debt by approximately $31.2 million.  As of December 31, 2009, the remaining 12 properties were encumbered by third-party non-recourse debt of approximately $38.4 million that is scheduled to fully amortize during the primary term of the lease from a portion of the periodic net rents receivable under the net lease. As an equity participant in the leveraged lease, the Company has no recourse obligation for principal or interest payments on the debt, which is collateralized by a first mortgage lien on the properties and collateral assignment of the lease.  Accordingly, this debt has been offset against the related net rental receivable under the lease.

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

Market and Economic Conditions; Real Estate and Retail Shopping Sector

In the U.S., market and economic conditions have remained challenging. Although credit conditions have improved from the prior year, they remain volatile.  During 2009, continued concerns about the systemic impact of the availability and cost of credit, the U.S. mortgage market and fluctuations in the real estate markets have contributed to continued market volatility and diminished expectations for the U.S. economy.  These conditions, combined with low levels of business and consumer confidence and high unemployment have contributed to volatility and little to no growth in the U.S. and international economies.

Historically, real estate has been subject to a wide range of cyclical economic conditions that affect various real estate markets and geographic regions with differing intensities and at different times. Different regions of the United States have and may continue to experience varying degrees of economic growth or distress. Adverse changes in general or local economic conditions could result in the inability of some tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants. The Company’s shopping centers are typically anchored by two or more national tenants who generally offer day-to-day necessities, rather than high-priced luxury items. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic and tenant base.

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

The decline in market conditions has also had a negative effect on real estate transactional activity as it relates to the acquisition and sale of real estate assets. The Company believes that the lack of real estate transactions will continue throughout 2010, which will curtail the Company’s growth in the near term.

New Accounting Pronouncements

In June 2009, the FASB issued guidance (the “Codification”) which established the FASB ASC as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date of this Statement, the Codification superseded all existing non-SEC accounting and reporting guidance. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. The Company adopted the Codification during the third quarter of 2009 and as such has appropriately adjusted references to authoritative accounting literature appearing in this annual report on Form 10-K.

In December 2007, the FASB issued additional Business Combinations guidance. The objective of this guidance is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this guidance establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination and (iv) requires expensing of transaction costs associated with a business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008.  As of December 31, 2009 the adoption of this guidance has not had a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued additional Business Combinations guidance, which amended and clarified the previous guidance to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This additional guidance has been applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. As of December 31, 2009 the adoption of this guidance has not had a material effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued further Consolidations guidance, which establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net earnings attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The objective of the guidance is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This guidance was effective for fiscal years beginning on or after December 15, 2008.  As required, the Company has retrospectively applied the presentation to its prior year balances in its Consolidated Financial Statements.   The adoption of this guidance resulted in the recording of approximately $8.0 million in income on the Company’s Statement of Operations for the year ended December 31, 2009 as a result of remeasuring the Company’s equity interests to fair value, in entities where there was a change in control.

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

In June 2008, the FASB issued additional Earnings Per Share guidance, which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method.  This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008. All prior-period earnings per share data presented are to be adjusted retrospectively. The Company’s adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

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

In April 2009, the FASB issued Investments-Debt and Equity Securities guidance, which amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The guidance shall be effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

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

In June 2009, the FASB issued Transfers and Servicing guidance, which amends the previous derecognition guidance and eliminates the exemption from consolidation for qualifying special-purpose entities. This guidance is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. This guidance will be effective for the Company beginning in fiscal 2010. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued Consolidation guidance, which amends the previous consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis previously required. This guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited. It will be effective for the Company beginning in fiscal 2010. The Company is currently assessing its joint venture investments to determine the impact the adoption of this guidance will have on the Company’s financial position and results of operations however, the Company does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

During January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation guidance, which amends and clarifies that the decrease in ownership guidance provided in the Consolidation guidance does not apply to sales of in substance real estate. This update clarifies that an entity should apply the FASB’s real estate sales guidance to such transactions. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of December 31, 2009, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available.  Amounts include fair value purchase price allocation adjustments for assumed debt. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instruments’ actual cash flows are denominated in U.S. dollars, Canadian dollars and Mexican pesos as indicated by geographic description ($USD equivalent in millions).

	2010	2011	2012	2013	2014	2015+	Total	Fair Value
U.S. Dollar Denominated

Secured Debt
Fixed Rate	$ 16.4	$ 42.7	$ 146.0	$ 181.6	$ 227.1	$ 546.4	$ 1,160.2	$1,217.7
Average Interest Rate	8.47%	7.33%	6.28%	6.60%	6.31%	6.91%	6.70%

Variable Rate	$116.6	$ 42.0	$ 94.6	$ -	$ 20.7	$ -	$ 273.9	$ 202.5
Average Interest Rate	2.08%	4.49%	3.08%	-	2.13%	-	3.03%

Unsecured Debt
Fixed Rate	$ 71.8	$ 342.1	$ 215.9	$ 276.2	$ 295.3	$1,241.0	$ 2,442.3	$2,558.6
Average Interest Rate	5.56%	6.35%	6.00%	5.40%	5.20%	5.89%	5.82%

Variable Rate	$ 9.4	$ 139.5	$ -	$ -	$ -	$ -	$ 148.9	$ 141.5
Average Interest Rate	0.96%	0.66%	-	-	-	-	0.96%

Canadian Dollar Denominated

Unsecured Debt
Fixed Rate	$ 142.5	$ -	$ -	$ 190.0	$ -	$ -	$ 332.5	$ 330.1
Average Interest Rate	4.45%	-	-	5.18%	-	-	4.87%

Mexican Pesos Denominated

Unsecured Debt
Fixed Rate	$ -	$ -	$ -	$ 76.6	$ -	$ -	$ 76.6	$ 68.9
Average Interest Rate	-	-	-	8.58%	-	-	8.58%

Based on the Company’s variable-rate debt balances, interest expense would have increased by approximately $4.2 million in 2009 if short-term interest rates were 1.0% higher.

As of December 31, 2009, the Company had (i) Canadian investments totaling CAD $473.1 million (approximately USD $449.6 million) comprised of real estate joint venture investments and marketable securities, (ii) Mexican real estate investments of approximately MXP 8.5 billion (approximately USD $641.2 million), (iii) Chilean real estate investments of approximately 14.5 billion Chilean Pesos (approximately USD $27.2 million), (iv) Peruvian real estate investments of approximately 7.3 million Peruvian Nuevo Sol (approximately USD $2.5 million), (v) Brazilian real estate investments of approximately 53.0 million Brazilian Real (“BRL”) (approximately USD $30.5 million) and (vi) Australian investments in marketable securities of approximately AUD 191.1 million (approximately USD $149.4 million).  The foreign currency exchange risk has been partially mitigated, but not eliminated, through the use of local currency denominated debt.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  As of December 31, 2009, the Company has no other material exposure to market risk.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 5, 2010.

Information with respect to the Executive Officers of the Registrant follows Part I, Item 4 of this annual report on Form 10-K.

On July 1, 2009, the Company’s Chief Executive Officer submitted to the NYSE the annual certification required by Section 303A.12 (a) of the NYSE Company Manual.  In addition, the Company has filed with the Securities and Exchange Commission as exhibits to this Form 10-K the certifications, required pursuant to Section 302 of the Sarbanes-Oxley Act, of its Chief Executive Officer and Chief Financial Officer relating to the quality of its public disclosure.

If the Company makes any substantive amendments to its Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, from a provision of the Code to the Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, the Company will disclose the nature of the amendment or waiver on its website or in a report on Form 8-K.

Item 11.  Executive Compensation

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 5, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 5, 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 5, 2010.

Item 14. Principal Accounting Fees and Services

Incorporated herein by reference to the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders expected to be held on May 5, 2010.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements – The following consolidated financial information is included as a separate section of this annual report on Form 10-K.		Form10-K Report Page

	Report of Independent Registered Public Accounting Firm		79

	Consolidated Financial Statements

	Consolidated Balance Sheets as of December 31, 2009 and 2008		80

	Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007		81

	Consolidated Statements of Comprehensive Income for the years ended December 31, 2009, 2008 and 2007		82

	Consolidated Statements of Changes in Equity for the years ended December 31, 2009, 2008 and 2007		83

	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007		84

	Notes to Consolidated Financial Statements		85

	2. Financial Statement Schedules -

	Schedule II -	Valuation and Qualifying Accounts	142
	Schedule III -	Real Estate and Accumulated Depreciation	143
	Schedule IV -	Mortgage Loans on Real Estate	160

	All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

	3. Exhibits -

	The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.		73

INDEX TO EXHIBITS

Exhibits		Form 10-K Page
2.1 –	Form of Plan of Reorganization of Kimco Realty Corporation [Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-11 No. 33-42588].
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

2.4 –

Entity Purchase and Sale Agreement, dated November 4, 2009, between Kimco PL Retail, Inc. and DRA PL Retail Real Estate Investment Trust [Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on form 8-K/A dated November 4, 2009].

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

3.2 –	Amended and Restated By-laws of the Company dated February 25, 2009 [Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008].
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

4.4 –	First Supplemental Indenture, dated as of August 4, 1994. [Incorporated by reference to Exhibit 4.6 to the 1995 Form 10-K.]
4.5 –	Second Supplemental Indenture, dated as of April 7, 1995 [Incorporated by reference to Exhibit 4(a) to the Company's Current Report on Form 8-K dated April 7, 1995 (the "April 1995 8-K")].

INDEX TO EXHIBITS (continued)

Exhibits		Form 10-K Page
4.6 –

Indenture dated April 1, 2005, between Kimco North Trust III, Kimco Realty Corporation, as Guarantor and BNY Trust Company of Canada, as Trustee [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 21, 2005].

4.7 –	Third Supplemental Indenture dated as of June 2, 2006. [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 5, 2006].
4.8 –

Fifth Supplemental Indenture, dated as of October 31, 2006, among Kimco Realty Corporation, Pan Pacific Retail Properties, Inc. and Bank of New York Trust Company, N.A., as trustee [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 3, 2006 (the “November 2006 8-K”)].

4.9 –

First Supplemental Indenture, dated as of October 31, 2006, among Kimco Realty Corporation, Pan Pacific Retail Properties, Inc. and Bank of New York Trust Company, N.A., as trustee [Incorporated by reference to Exhibit 4.2 to the November 2006 8-K].

4.10 –

First Supplemental Indenture, dated as of June 2, 2006, among Kimco North Trust III, Kimco Realty Corporation, as Guarantor and BNY Trust Company of Canada, as trustee. [Incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”)].

4.11 –

Second Supplemental Indenture, dated as of August 16, 2006,among Kimco North Trust III, Kimco Realty Corporation, as Guarantor and BNY Trust Company of Canada, as trustee. [Incorporated by reference to Exhibit 4.13 to the 2006 Form 10-K].

4.12 –

Fifth Supplemental Indenture, dated September 24, 2009, between Kimco Realty Corporation and The Bank of New York Mellon, as trustee [Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated September 17, 2009].

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

INDEX TO EXHIBITS (continued)

Exhibits		Form 10-K Page
10.8 –

CAD $250,000,000 Amended and Restated Credit Facility dated January 11, 2008, with Royal Bank of Canada as Issuing Lender and Administrative Agent and various lenders.  [Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007].

10.9 –

Second Amended and Restated 1998 Equity Participation Plan of Kimco Realty Corporation (restated February 25, 2009)[Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008].

10.10 –

Employment Agreement between Kimco Realty Corporation and Michael V. Pappagallo dated November 3, 2008.  [Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 10, 2008].

10.11 –

Letter Agreement dated November 3, 2008 and Employment Agreement dated November 3, 2008 between Kimco Realty Corporation and David R. Lukes.  [Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 10, 2008].

10.12 –

Amendment to Employment Agreement between Kimco Realty Corporation and David B. Henry dated December 17, 2008.  [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 7, 2009 (the “January 2009 8-K”)].

10.13 –	Amendment to Employment Agreement between Kimco Realty Corporation and Michael V. Pappagallo dated December 17, 2008. [Incorporated by reference to Exhibit 10.2 to the January 2009 8-K].
10.14 –	Amendment to Employment Agreement between Kimco Realty Corporation and David R. Lukes dated December 17, 2008. [Incorporated by reference to Exhibit 10.3 to the January 2009 8-K].
10.15 –	Form of Indemnification Agreement [Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008].
10.16 –

Employment Agreement between Kimco Realty Corporation and Glenn G. Cohen dated February 25, 2009 [Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008].

10.17 –

$650 Million Credit Agreement, dated as of August 26, 2008, among PK Sale LLC, as borrower, PRK Holdings I LLC, PRK Holdings II LLC and PK Holdings III LLC, as guarantors, Kimco Realty Corporation, as guarantor, the lenders party hereto from time to time, JP Morgan Chase Bank, N.A., as Administrative Agent and Wachovia Bank, National Association, The Bank Of Nova Scotia, as Syndication AgentsBank of America, N.A., as Co-Syndication Agents, Wells Fargo Bank, National Association and Royal Bank of Canada, as Co-Documentation Agents.

10.18 –

1 billion MXP Credit Agreement, dated as of March 3, 2008, among KRC Mexico Acquisition, LLC, as borrower, Kimco Realty Corporation, as guarantor, and Scotiabank Inverlat, S.A., Institucio De Banca Multiple, Grupo Financiero Scotiabank Inverlat, as lender [Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008].

10.19 –

Credit Agreement, dated as of April 17, 2009, among the Company, The Bank of Nova Scotia, as administrative agent, joint lead arranger and joint bookrunner, RBC Capital Markets, as syndication agent, joint lead arranger and joint bookrunner, PNC Bank, National Association, Regions Bank and U.S. Bank National Association as documentation agents, and The Bank of Nova Scotia, Royal Bank of Canada, PNC Bank, National Association, Regions Bank, U.S. Bank National Association, Deutsche Bank Trust Company Americas, UBS Loan Finance LLC, Bank of America, N.A., CIBC Inc., Citicorp North America, Inc., Wells Fargo Bank NA and Barclays Bank PLC as lenders [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 17, 2009].

10.20 –

Underwriting Agreement and Terms Agreement, dated April 3, 2009, by and among Kimco Realty Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and UBS Securities LLC as representatives of the several underwriters named therein [Incorporated by reference to Exhibits 1.1 and 1.2 to the Company’s Current Report on Form 8-K dated April 3, 2009].

10.21 –

Underwriting Agreement and Terms Agreement, dated September 17, 2009, by and among Kimco Realty Corporation and J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Wells Fargo Securities, LLC, Barclays Capital Inc., RBC Capital Markets Corporation, RBS Securities Inc. and Scotia Capital (USA) Inc. [Incorporated by reference to Exhibits 1.1 and 1.2 to the Company’s Current Report on Form 8-K dated September 17, 2009].

INDEX TO EXHIBITS (continued)

Exhibits		Form 10-K Page
10.22 –

Underwriting Agreement and Terms Agreement, dated December 8, 2009, by and among Kimco Realty Corporation and Deutsche Bank Securities Inc. as representatives of the several underwriters named therein [Incorporated by reference to Exhibits 1.1 and 1.2 to the Company’s Current Report on Form 8-K dated December 8, 2009].

*12.1 –	Computation of Ratio of Earnings to Fixed Charges	161
*12.2 –	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	162
*21.1 –	Subsidiaries of the Company	163
*23.1 –	Consent of PricewaterhouseCoopers LLP	172
*23.2 –	Consent of PricewaterhouseCoopers LLP	173
*23.3 –	Consent of PricewaterhouseCoopers LLP	174
*23.4 –	Consent of PricewaterhouseCoopers LLP	175
*23.5 –	Consent of PricewaterhouseCoopers LLP	176
*31.1 –	Certification of the Company’s Chief Executive Officer, David B. Henry, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	177
*31.2 –	Certification of the Company’s Chief Financial Officer, Michael V. Pappagallo, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	178
*32.1 –	Certification of the Company’s Chief Executive Officer, David B. Henry, and the Company’s Chief Financial Officer, Michael V. Pappagallo, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	179
*99.1 –	Intown Hospitality Investors LP and Subsidiaries Consolidated Financial Statements	180
*99.2 –	Kimco Income Operating Partnership LP Consolidated Financial Statements	201
*99.3 –	PRK Holdings I LLC and Subsidiaries Consolidated Financial Statements	219
*99.4 –	PRK Holdings II LLC and Subsidiaries Consolidated Financial Statements	239

______________

*

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMCO REALTY CORPORATION

(Registrant)

By:

/s/ David B. Henry

David B. Henry

Chief Executive Officer

Dated:

February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Milton Cooper	Executive Chairman of the Board of Directors	February 26, 2010
Milton Cooper

/s/ David B. Henry	Vice Chairman of the Board of Directors,	February 26, 2010
David B. Henry	Chief Executive Officer, and
Chief Investment Officer

/s/ David R. Lukes	Executive Vice President -	February 26, 2010
David R. Lukes	Chief Operating Officer

/s/ Richard G. Dooley	Director	February 26, 2010
Richard G. Dooley

/s/ Joe Grills	Director	February 26, 2010
Joe Grills

/s/ F. Patrick Hughes	Director	February 26, 2010
F. Patrick Hughes

/s/ Frank Lourenso	Director	February 26, 2010
Frank Lourenso

/s/ Richard Saltzman	Director	February 26, 2010
Richard Saltzman

/s/ Philip Coviello	Director	February 26, 2010
Philip Coviello

/s/ Michael V. Pappagallo	Executive Vice President -	February 26, 2010
Michael V. Pappagallo	Chief Financial Officer and
Chief Administrative Officer

/s/ Glenn G. Cohen	Senior Vice President -	February 26, 2010
Glenn G. Cohen	Treasurer and
Chief Accounting Officer

/s/ Paul Westbrook	Director of Accounting	February 26, 2010
Paul Westbrook

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15 (a) (1) and (2)

INDEX TO FINANCIAL STATEMENTS

AND

FINANCIAL STATEMENT SCHEDULES

		Form10-K Page

KIMCO REALTY CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm		79

Consolidated Financial Statements and Financial Statement Schedules:

Consolidated Balance Sheets as of December 31, 2009 and 2008		80

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007		81

Consolidated Statements of Comprehensive Income for the years ended December 31, 2009, 2008 and 2007		82

Consolidated Statements of Changes in Equity for the years ended December 31, 2009, 2008 and 2007		83

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007		84

Notes to Consolidated Financial Statements		85

Financial Statement Schedules:

II.	Valuation and Qualifying Accounts	142
III.	Real Estate and Accumulated Depreciation	143
IV.	Mortgage Loans on Real Estate	160

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Kimco Realty Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kimco Realty Corporation and its subsidiaries (collectively, the "Company") at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for noncontrolling interests in 2009.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 26, 2010

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	December 31,	December 31,
	2009	2008
Assets:
Real Estate
Rental property
Land	$1,919,337	$1,395,645
Building and improvements	6,497,219	5,454,296
	8,416,556	6,849,941
Less, accumulated depreciation and amortization	1,343,148	1,159,664
	7,073,408	5,690,277
Real estate under development	465,785	968,975
Real estate, net	7,539,193	6,659,252
Investments and advances in real estate joint ventures	1,103,625	1,161,382
Other real estate investments	553,244	566,324
Mortgages and other financing receivables	131,332	181,992
Cash and cash equivalents	122,058	136,177
Marketable securities	209,593	258,174
Accounts and notes receivable	113,610	93,732
Deferred charges and prepaid expenses	160,995	122,481
Other assets	228,555	217,633
Total assets	$10,162,205	$9,397,147

Liabilities & Stockholders' Equity:
Notes payable	$3,000,303	$3,440,818
Mortgages payable	1,388,259	847,491
Construction loans payable	45,821	268,337
Accounts payable and accrued expenses	142,116	151,241
Dividends payable	76,707	131,097
Other liabilities	290,717	237,577
Total liabilities	4,943,923	5,076,561
Redeemable noncontrolling interests	100,304	115,853
Commitments and contingencies

Stockholders' equity:
Preferred Stock, $1.00 par value, authorized 3,232,000 shares
Class F Preferred Stock, $1.00 par value, authorized 700,000 shares Issued and outstanding 700,000 shares Aggregate liquidation preference $175,000	700	700
Class G Preferred Stock, $1.00 par value, authorized 184,000 shares Issued and outstanding 184,000 shares Aggregate liquidation preference $460,000	184	184
Common stock, $.01 par value, authorized 750,000,000 shares Issued and outstanding 405,532,566, 271,080,525 and 253,350,144, shares, respectively.	4,055	2,711
Paid-in capital	5,283,204	4,217,806
Cumulative distributions in excess of net income	(338,738)	(58,162)
	4,949,405	4,163,239
Accumulated other comprehensive income	(96,432)	(179,541)
Total stockholders' equity	4,852,973	3,983,698
Noncontrolling interests	265,005	221,035
Total equity	5,117,978	4,204,733
Total liabilities and equity	$10,162,205	$9,397,147

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended  2009, 2008 and 2007

(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues from rental property	$786,887	$758,704	$674,534
Rental property expenses:
Rent	(14,082)	(13,367)	(12,131)
Real estate taxes	(112,405)	(98,005)	(82,508)
Operating and maintenance	(110,056)	(104,698)	(89,098)
Impairment of property carrying values	(50,000)	-	-
Mortgage and other financing income	14,956	18,333	14,197
Management and other fee income	42,486	47,666	54,844
Depreciation and amortization	(227,729)	(206,002)	(190,116)
General and administrative expenses	(110,091)	(116,187)	(101,829)
Interest, dividends and other investment income	33,098	56,119	36,238
Other expense, net	(893)	(2,208)	(10,550)
Interest expense	(209,879)	(212,591)	(213,086)
Income from other real estate investments	36,199	86,643	78,524
Gain on sale of development properties	5,751	36,565	40,099
Impairments:
Real estate under development	(2,100)	(13,613)	(8,500)
Investments in other real estate investments	(49,279)	-	-
Marketable securities and other investments	(30,050)	(118,416)	(5,296)
Investments in real estate joint ventures	(43,658)	(15,500)	-
(Loss)/income from continuing operations before income taxes and equity in income of joint ventures	(40,845)	103,443	185,322
Benefit for income taxes	36,622	12,974	31,850
Equity in income of joint ventures, net	6,309	132,208	173,362
Income from continuing operations	2,086	248,625	390,534
Discontinued operations:
(Loss)/income from discontinued operating properties	(172)	6,577	35,608
Loss on operating properties held for sale/sold	(141)	(598)	(1,832)
Gain on disposition of operating properties, net of tax	421	20,018	5,538
Income from discontinued operations	108	25,997	39,314
Gain on transfer of operating properties	26	1,195	-
Loss on sale of operating properties	(111)	-	-
Gain on sale of operating properties, net of tax	3,952	587	2,708
Total gain on transfer or sale of operating properties, net of tax	3,867	1,782	2,708
Income before extraordinary item	6,061	276,404	432,556
Extraordinary gain from joint venture resulting from purchase price allocation, net of tax	-	-	54,340
Net income	6,061	276,404	486,896
Net income attributable to noncontrolling interests	(10,003)	(26,502)	(44,066)
Net (loss)/income attributable to the Company	(3,942)	249,902	442,830
Preferred stock dividends	(47,288)	(47,288)	(19,659)
Net (loss)/income available to common shareholders	$(51,230)	$202,614	$423,171
Per common share:
(Loss)/income from continuing operations:
-Basic	$(0.15)	$0.69	$1.35
-Diluted	$(0.15)	$0.69	$1.32
Net (loss)/income :
-Basic	$(0.15)	$0.79	$1.68
-Diluted	$(0.15)	$0.78	$1.65
Weighted average shares:
-Basic	350,077	257,811	252,129
-Diluted	350,077	258,843	257,058
Amounts attributable to the Company's common shareholders:
(Loss)/income from continuing operations, net of tax	$(51,338)	$177,898	$339,332
Income from discontinued operations	108	24,716	33,574
Extraordinary gain, net of tax	-	-	50,265
Net (loss)/income	$(51,230)	$202,614	$423,171

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2009	2008	2007

Net income	$6,061	$276,404	$486,896
Other comprehensive income:
Change in unrealized gain/(loss) on marketable securities	43,662	(71,535)	(25,803)
Change in unrealized loss on interest rate swaps	(233)	(170)	(176)
Change in unrealized loss on foreign currency hedge agreements	-	-	(1,294)
Change in foreign currency translation adjustment	20,658	(149,836)	15,696

Other comprehensive income	64,087	(221,541)	(11,577)

Comprehensive income	70,148	54,863	475,319
Comprehensive loss/(income) attributable to noncontrolling interests	9,019	(17,801)	(45,959)
Comprehensive income attributable to the Company	$79,167	$37,062	$429,360

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2009, 2008 and 2007

(in thousands)

	Retained Earnings/ (Cumulative Distributions in Excess of Net Income)	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Total Stockholders' Equity	Noncontrolling Interests	Total Equity	Comprehensive Income
Balance, January 1, 2007	$140,509	$45,092	$700	$2,509	$3,178,016	$3,366,826	$243,375	$3,610,201

Contributions from noncontrolling interests	-	-	-	-	-	-	70,418	70,418
Comprehensive income:
Net income	442,830	-	-	-	-	442,830	44,066	486,896	$486,896
Other comprehensive income, net of tax:
Change in unrealized loss on marketable securities	-	(25,803)	-	-	-	(25,803)	-	(25,803)	(25,803)
Change in unrealized loss on interest rate swaps	-	(176)	-	-	-	(176)	-	(176)	(176)
Change in unrealized loss on foreign currency hedge agreements	-	(1,294)	-	-	-	(1,294)	-	(1,294)	(1,294)
Change in foreign currency translation adjustment	-	15,480	-	-	-	15,480	216	15,696	15,696
Comprehensive income						-			$475,319
Redeemable noncontrolling interest	-	-	-	-	-	-	(6,279)	(6,279)
Dividends ($1.52 per common share; $1.6625 per Class F Depositary Share, and $0.4359 per Class G Depositary Share, respectively)	(403,334)	-	-	-	-	(403,334)	-	(403,334)
Distributions to noncontrolling interests	-	-	-	-	-	-	(42,489)	(42,489)
Issuance of Preferred G Stock	-	-	184	-	444,283	444,467	-	444,467
Redemption of units	-	-	-	-	-	-	(34,391)	(34,391)
Issuance of common stock	-	-	-	1	2,413	2,414	-	-
Exercise of common stock options	-	-	-	18	40,546	40,564	-	40,564
Amortization of stock option expense	-	-	-	-	12,251	12,251	-	12,251
Balance, December 31, 2007	180,005	33,299	884	2,528	3,677,509	3,894,225	274,916	4,169,141

Contributions from noncontrolling interests	-	-	-	-	-	-	92,490	92,490
Comprehensive income:
Net income	249,902	-	-	-	-	249,902	26,502	276,404	$276,404
Other comprehensive income, net of tax:
Change in unrealized loss on marketable securities	-	(71,535)	-	-	-	(71,535)	-	(71,535)	(71,535)
Change in unrealized loss on interest rate swaps	-	(170)	-	-	-	(170)	-	(170)	(170)
Change in foreign currency translation adjustment	-	(141,135)	-	-	-	(141,135)	(8,701)	(149,836)	(149,836)
Comprehensive income						-		-	$54,863
Redeemable noncontrolling interest	-	-	-	-	-	-	(7,906)	(7,906)
Dividends ($1.64 per common share; $1.6625 per Class F Depositary Share, and $1.9375 per Class G Depositary Share, respectively)	(488,069)	-	-	-	-	(488,069)	-	(488,069)
Distributions to noncontrolling interests	-	-	-	-	-	-	(77,460)	(77,460)
Unit redemptions	-	-	-	-	-	-	(80,000)	(80,000)
Issuance of units	-	-	-	-	-	-	1,194	1,194
Issuance of common stock	-	-	-	164	486,709	486,873	-	486,873
Exercise of common stock options	-	-	-	19	41,330	41,349	-	41,349
Amortization of stock option expense	-	-	-	-	12,258	12,258	-	12,258
Balance, December 31, 2008	(58,162)	(179,541)	884	2,711	4,217,806	3,983,698	221,035	4,204,733

Contributions from noncontrolling interests	-	-	-	-	-	-	73,601	73,601
Comprehensive income:
Net (loss)/income	(3,942)	-	-	-	-	(3,942)	10,003	6,061	$6,061
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	43,662	-	-	-	43,662	-	43,662	43,662
Change in unrealized loss on interest rate swaps	-	(233)	-	-	-	(233)	-	(233)	(233)
Change in foreign currency translation adjustment	-	39,680	-	-	-	39,680	(19,022)	20,658	20,658
Comprehensive income									$70,148
Redeemable noncontrolling interest	-	-	-	-	-	-	(6,429)	(6,429)
Dividends ($0.72 per common share; $1.6625 per Class F Depositary Share, and $1.9375 per Class G Depositary Share, respectively)	(276,634)	-	-	-	-	(276,634)	-	(276,634)
Distributions to noncontrolling interests	-	-	-	-	-	-	(9,626)	(9,626)
Issuance of units	-	-	-	-	-	-	126	126
Unit redemptions	-	-	-	-	-	-	(346)	(346)
Issuance of common stock	-	-	-	1,341	1,061,823	1,063,164	-	1,063,164
Exercise of common stock options	-	-	-	3	6,263	6,266	-	6,266
Transfers from noncontrolling interests		-	-	-	(11,126)	(11,126)	(4,337)	(15,463)
Amortization of stock option expense	-	-	-	-	8,438	8,438	-	8,438
Balance, December 31, 2009	$(338,738)	$(96,432)	$884	$4,055	$5,283,204	$4,852,973	$265,005	$5,117,978

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flow from operating activities:
Net income	$6,061	$276,404	$486,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	227,776	206,518	191,270
Extraordinary item	-	-	(54,340)
Loss on operating properties held for sale/sold/transferred	285	598	1,832
Impairment charges	175,087	147,529	8,500
Gain on sale of development properties	(5,751)	(36,565)	(40,099)
Gain on sale/transfer of operating properties	(4,666)	(21,800)	(9,800)
Equity in income of joint ventures, net	(6,309)	(132,208)	(173,363)
Income from other real estate investments	(30,039)	(79,099)	(64,046)
Distributions from joint ventures	136,697	261,993	403,032
Cash retained from excess tax benefits	-	(1,958)	(2,471)
Change in accounts and notes receivable	(19,878)	(9,704)	(4,876)
Change in accounts payable and accrued expenses	4,101	(1,983)	1,361
Change in other operating assets and liabilities	(79,782)	(42,126)	(77,907)
Net cash flow provided by operating activities	403,582	567,599	665,989
Cash flow from investing activities:
Acquisition of and improvements to operating real estate	(374,501)	(266,198)	(1,077,202)
Acquisition of and improvements to real estate under development	(143,283)	(388,991)	(640,934)
Investment in marketable securities	-	(263,985)	(55,235)
Proceeds from sale of marketable securities	80,586	52,427	35,525
Proceeds from transferred operating/development properties	-	32,400	69,869
Investments and advances to real estate joint ventures	(109,941)	(219,913)	(413,172)
Reimbursements of advances to real estate joint ventures	99,573	118,742	293,537
Other real estate investments	(12,447)	(77,455)	(192,890)
Reimbursements of advances to other real estate investments	18,232	71,762	87,925
Investment in mortgage loans receivable	(7,657)	(68,908)	(97,592)
Collection of mortgage loans receivable	48,403	54,717	94,720
Other investments	(4,247)	(25,466)	(26,688)
Reimbursements of other investments	4,935	23,254	55,361
Proceeds from sale of operating properties	34,825	120,729	59,450
Proceeds from sale of development properties	22,286	55,535	299,715
Net cash flow used for investing activities	(343,236)	(781,350)	(1,507,611)
Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(437,710)	(88,841)	(82,337)
Principal payments on rental property debt	(16,978)	(14,047)	(14,014)
Principal payments on construction loan financings	(255,512)	(30,814)	(78,295)
Proceeds from mortgage/construction loan financings	433,221	76,025	413,488
Borrowings under revolving unsecured credit facilities	351,880	812,329	627,369
Repayment of borrowings under unsecured revolving credit facilities	(928,572)	(281,056)	(343,553)
Proceeds from issuance of unsecured term loan/notes	520,000	-	300,000
Repayment of unsecured term loan/notes	(428,701)	(125,000)	(250,000)
Financing origination costs	(13,730)	(3,300)	(10,819)
Redemption of noncontrolling interests	(31,783)	(66,803)	(80,972)
Dividends paid	(331,024)	(469,024)	(384,502)
Cash retained from excess tax benefits	-	1,958	2,471
Proceeds from issuance of stock	1,064,444	451,002	485,220
Net cash flow (used for) provided by financing activities	(74,465)	262,429	584,056
Change in cash and cash equivalents	(14,119)	48,678	(257,566)
Cash and cash equivalents, beginning of year	136,177	87,499	345,065
Cash and cash equivalents, end of year	$122,058	$136,177	$87,499
Interest paid during the period (net of capitalized interest of $21,465, $28,753, and $25,505 respectively)	$204,672	$217,629	$215,121
Income taxes paid during the period	$4,773	$29,652	$14,292

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

Additionally, in connection with the Tax Relief Extension Act of 1999 (the "RMA"), which became effective January 1, 2001, the Company is permitted to participate in activities which it was precluded from previously in order to maintain its qualification as a Real Estate Investment Trust ("REIT"), so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code, as amended (the "Code"), subject to certain limitations.  As such, the Company, through its taxable REIT subsidiaries, has been engaged in various retail real estate related opportunities including (i) ground-up development projects through its wholly-owned taxable REIT subsidiaries(“TRS”), which were primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) retail real estate advisory and disposition services which primarily focuses on leasing and disposition strategies of retail real estate controlled by both healthy and distressed and/or bankrupt retailers and (iii) acting as an agent or principal in connection with tax deferred exchange transactions.

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property and a large tenant base.  At December 31, 2009, the Company's single largest neighborhood and community shopping center accounted for only 1.2% of the Company's annualized base rental revenues and only 1.0% of the Company’s total shopping center gross leasable area ("GLA").  At December 31, 2009, the Company’s five largest tenants were The Home Depot, TJX Companies, Sears Holdings, Wal-Mart, and Kohl’s which represented approximately 3.3%, 2.6%, 2.5%, 2.2% and 2.0%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

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

Principles of Consolidation and Estimates

The accompanying Consolidated Financial Statements include the accounts of Kimco Realty Corporation (the “Company”), its subsidiaries, all of which are wholly-owned, and all entities in which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) or meets certain criteria of a sole general partner or managing member in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation.

GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period.  The most significant assumptions and estimates relate to the valuation of real estate and related intangible assets and liabilities, including the assessment of impairments, equity method investments, marketable securities and other investments, as well as, depreciable lives, revenue recognition, the collectability of trade accounts receivable and the realizability of deferred tax assets.  Application of these assumptions requires the exercise of judgment as to future uncertainties, and, as a result, actual results could differ from these estimates.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in its consolidated financial statements.

Real Estate

Real estate assets are stated at cost, less accumulated depreciation and amortization. On a continuous basis, management assesses whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired.  A property value is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the carrying value of the property would be adjusted to an amount to reflect the estimated fair value of the property.

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

In allocating the purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases is estimated based on the present value of the difference between the contractual amounts to be paid pursuant to the leases and management’s estimate of the market lease rates and other lease provisions (i.e., expense recapture, base rental changes, etc.) measured over a period equal to the estimated remaining term of the lease.  The capitalized above-market or below-market intangible is amortized to rental income over the estimated remaining term of the respective leases.  Mortgage debt discounts or premiums are amortized into interest expense over the remaining term of the related debt instrument.  Unit discounts and premiums are amortized into noncontrolling interest in income, net over the period from the date of issuance to the earliest redemption date of the units.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

Real Estate Under Development

Real estate under development represents both the ground-up development of neighborhood and community shopping center projects which may be subsequently sold upon completion and projects which the Company may hold as long-term investments.  These properties are carried at cost.  The cost of land and buildings under development includes specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs of personnel directly involved and other costs incurred during the period of development. The Company ceases cost capitalization when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity.  If, in management’s opinion, the net sales price of assets held for resale or the current and projected undiscounted cash flows of these assets to be held as long-term investments is less than the net carrying value, the carrying value would be adjusted to an amount to reflect the estimated fair value of the property.

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

To recognize the character of distributions from equity investees the Company looks at the nature of the cash distribution to determine the proper character of cash flow distributions as either returns on investment, which would be included in operating activities or returns of investment, which would be included in investing activities.

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

Cash and Cash Equivalents

Cash and cash equivalents (demand deposits in banks, commercial paper and certificates of deposit with original maturities of three months or less) includes tenants' security deposits, escrowed funds and other restricted deposits approximating $18.3 million and $12.5 million for the years ended December 31, 2009 and 2008, respectively.

Cash and cash equivalent balances may, at a limited number of banks and financial institutions, exceed insurable amounts.  The Company believes it mitigates risk by investing in or through major financial institutions and primarily in funds that are currently U.S. federal government insured.  Recoverability of investments is dependent upon the performance of the issuers.

Marketable Securities

The Company classifies its existing marketable equity securities as available-for-sale in accordance with the FASB’s Investments-Debt and Equity Securities guidance.  These securities are carried at fair market value with unrealized gains and losses reported in stockholders’ equity as a component of Accumulated other comprehensive income ("OCI"). Gains or losses on securities sold are based on the specific identification method.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

All debt securities are generally classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity, it is not more likely than not that the Company will be required to sell the debt security before its anticipated recovery and the Company expects to recover the security’s entire amortized cost basis even if the entity does not intend to sell. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity.  Debt securities which contain conversion features generally are classified as available-for-sale.

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

Management and other fee income consists of property management fees, leasing fees, property acquisition and disposition fees, development fees and asset management fees. These fees arise from contractual agreements with third parties or with entities in which the Company has a partial noncontrolling interest.  Management and other fee income, including acquisition and disposition fees, are recognized as earned under the respective agreements.  Management and other fee income related to partially owned entities are recognized to the extent attributable to the unaffiliated interest.

Gains and losses from the sale of depreciated operating property and ground-up development projects are generally recognized using the full accrual method in accordance with the FASB’s real estate sales guidance, provided that various criteria relating to the terms of sale and subsequent involvement by the Company with the properties are met.

Gains and losses on transfers of operating properties result from the sale of a partial interest in properties to unconsolidated joint ventures and are recognized using the partial sale provisions of the FASB’s real estate sales guidance.

The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues.  The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.  The Company’s reported net earnings is directly affected by management’s estimate of the collectability of accounts receivable.

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

The Company reviews the need to establish a valuation allowance against deferred tax assets on a quarterly basis.  The review includes an analysis of various factors, such as future reversals of existing taxable temporary differences, the capacity for the carryback or carryforward of any losses, the expected occurrence of future income or loss and available tax planning strategies.

Foreign Currency Translation and Transactions

Assets and liabilities of the Company’s foreign operations are translated using year-end exchange rates, and revenues and expenses are translated using exchange rates as determined throughout the year.  Gains or losses resulting from translation are included in OCI, as a separate component of the Company’s stockholders’ equity.  Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions.  The effect of the transactions gain or loss is included in the caption Other income, net in the Consolidated Statements of Operations.

Derivative/Financial Instruments

The Company measures its derivative instruments at fair value and records them in the Consolidated Balance Sheet as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract.  The accounting for changes in the fair value of the derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under the Derivatives and Hedging guidance issued by the FASB (see Note 17).

Noncontrolling Interests

Noncontrolling interests represent the portion of equity that the Company does not own in those entities it consolidates. Noncontrolling interests also includes partnership units issued by consolidated subsidiaries of the Company in connection with certain property acquisitions.  These units have a stated redemption value (classified as mezzanine equity) or a redemption amount based upon the Adjusted Current Trading Price, as defined, of the Company’s common stock ("Common Stock") and provide the unit holders various rates of return during the holding period.  The unit holders generally have the right to redeem their units for cash at any time after one year from issuance.  The Company typically has the option to settle redemption amounts in cash or Common Stock for its convertible units.  The Company evaluates the terms of the partnership units issued and determines if the units are mandatorily redeemable in accordance with the Distinguishing Liabilities from Equity guidance issued by the FASB.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company accounts and reports for noncontrolling interests in accordance with the Consolidation guidance issued by the FASB.  The Company identifies its noncontrolling interests separately within the equity section on the Company’s Consolidated Balance Sheets.  Redeemable units are classified as Redeemable noncontrolling interests and presented between Total liabilities and Stockholder’s equity on the Company’s Consolidated Balance Sheets.  The amounts of consolidated net earnings attributable to the Company and to the noncontrolling interests are presented on the Company’s Consolidated Statements of Operations.

Earnings Per Share

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

	2009	2008	2007
Computation of Basic (Loss)/Income Per Share:
Income from continuing operations before extraordinary gain	$2,086	$248,625	$390,534
Total net gain on transfer or sale of operating properties, net of tax	3,867	1,782	2,708
Net income attributable to noncontrolling interests	(10,003)	(26,502)	(44,066)
Discontinued operations attributable to noncontrolling interests	-	1,281	5,740
Extraordinary gain attributable to noncontrolling interests	-	-	4,075
Preferred stock dividends	(47,288)	(47,288)	(19,659)
(Loss)/income from continuing operations before extraordinary gain available to common shareholders	(51,338)	177,898	339,332
Income from discontinued operations attributable to the Company	108	24,716	33,574
Extraordinary gain	-	-	50,265
Net (loss)/income attributable to the Company’s common shareholders	$(51,230)	$202,614	$423,171
Weighted average common shares Outstanding	350,077	257,811	252,129

Basic (Loss)/Income Per Share attributable to the Company:
(Loss)/income from continuing operations before extraordinary gain	$(0.15)	$0.69	$1.35
Income from discontinued operations	-	0.10	0.13
Extraordinary gain	-	-	0.20
Net (loss)/income	$(0.15)	$0.79	$1.68

Computation of Diluted (Loss)/Income Per Share:
(Loss)/income from continuing operations before extraordinary gain available to common shareholders	$(51,338)	$177,898	$339,332
Distributions on convertible units (a)	-	18	-
Income from continuing operations before extraordinary gain available to the Company’s common shareholders	(51,338)	177,916	339,332
Income from discontinued operations attributable to the Company	108	24,716	33,574
Extraordinary gain	-	-	50,265
Net (Loss)/income before extraordinary gain attributable to the Company’s common shareholders	$(51,230)	$202,632	$423,171
Weighted average common shares outstanding – basic	350,077	257,811	252,129
Effect of dilutive securities: Stock options	-	999	4,929
Assumed conversion of convertible units (a)	-	33	-
Shares for diluted earnings per common share	350,077	258,843	257,058

Diluted (Loss)/Income Per Share attributable to the Company:
(Loss)/income from continuing operations	$(0.15)	$0.69	$1.32
Income from discontinued operations	-	0.09	0.13
Extraordinary gain	-	-	0.20
Net (loss)/income	$(0.15)	$0.78	$1.65

(a)    The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Income from continuing operations before extraordinary gain per share.  Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In addition, there were approximately 15,870,967, 13,731,767, and 3,017,400, stock options that were anti-dilutive as of December 31, 2009, 2008 and 2007, respectively.

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

The Company accounts for stock options in accordance with the FASB’s Stock Compensation guidance which requires that all share based payments to employees, including grants of employee stock options, be recognized in the statement of operations over the service period based on their fair values. Fair value is determined using the Black-Scholes option pricing formula, intended to estimate the fair value of the awards at the grant date. (See footnote 22 for additional disclosure on the assumptions and methodology.)

New Accounting Pronouncements

In June 2009, the FASB issued guidance (the “Codification”) which established the FASB’s ASC as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date of this Statement, the Codification superseded all existing non-SEC accounting and reporting guidance. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. The Company adopted the Codification during the third quarter of 2009 and as such has appropriately adjusted references to authoritative accounting literature appearing in this annual report on Form 10-K.

In December 2007, the FASB issued additional Business Combinations guidance. The objective of this guidance is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this guidance establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination and (iv) requires expensing of transaction costs associated with a business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008.  As of December 31, 2009 the adoption of this guidance has not had a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued additional Business Combinations guidance, which amended and clarified the previous guidance to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This additional guidance has been applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. As of December 31, 2009 the adoption of this guidance has not had a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued further Consolidations guidance, which establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net earnings attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; changes in a parent’s ownership interest while the parent

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The objective of the guidance is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This guidance was effective for fiscal years beginning on or after December 15, 2008.  As required, the Company has retrospectively applied the presentation to its prior year balances in its Consolidated Financial Statements. The adoption of this guidance resulted in the recording of approximately $8.0 million in income on the Company’s Statement of Operations for the year ended December 31, 2009 as a result of remeasuring the Company’s equity interests to fair value, in entities where there was a change in control.

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

In June 2008, the FASB issued additional Earnings Per Share guidance, which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method.  This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008. All prior-period earnings per share data presented are to be adjusted retrospectively. The Company’s adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In April 2009, the FASB issued Investments-Debt and Equity Securities guidance, which amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The guidance shall be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

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

In June 2009, the FASB issued Transfers and Servicing guidance, which amends the previous derecognition guidance and eliminates the exemption from consolidation for qualifying special-purpose entities. This guidance is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. This guidance will be effective for the Company beginning in fiscal 2010. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued Consolidation guidance, which amends the previous consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis previously required. This guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited. It will be effective for the Company beginning in fiscal 2010. The Company is currently assessing its joint venture investments to determine the impact the adoption of this guidance will have on the Company’s financial position and results of operations however, the Company does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

During January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation guidance, which amends and clarifies that the decrease in ownership guidance provided in the Consolidation guidance does not apply to sales of in substance real estate.  This update clarifies that an entity should apply the FASB’s real estate sales guidance to such transactions.  The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

Reclassifications

Certain reclassifications have been made to 2007 and 2008 to (i) reflects a reclass of tax provisions and tax benefits from gain on sale of development properties and impairments to benefit from income taxes, net (ii) reflect a reclass of amortization of software development costs to depreciation and amortization from general and administrative expense and (iii) reflect a reclass of lender improvement escrow balances to other assets from accounts and notes receivable, to conform to the 2009 presentation.

2.  Impairments:

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During 2008 and 2009, economic conditions had continued to experience volatility resulting in further declines in the real estate and equity markets. Increases in capitalization rates, discount rates and vacancies as well as deterioration of real estate market fundamentals impacted net operating income and leasing which further contributed to declines in real estate markets in general.

As a result of the volatility and declining market conditions described above, as well as the Company’s strategy in relation to certain of its non-retail assets, the Company recognized non-cash impairment charges during 2009, aggregating approximately $175.1 million, before income tax benefit of approximately $22.5 million and noncontrolling interests of approximately $1.2 million. The Company recognized non-cash impairment charges during 2008, aggregating approximately $147.5 million, before income tax benefit of approximately $31.1 million and noncontrolling interest of approximately $1.6 million. The Company recognized non-cash impairment charges during 2007, aggregating approximately $13.8 million, before income tax benefit of approximately $5.5 million.  Details of these non-cash impairment charges are as follows (in thousands):

	2009	2008	2007
Impairment of property carrying values	$50,000	$-	$-
Real estate under development	2,100	13,613	8,500
Investments in other real estate investments	49,279	-	-
Marketable securities and other investments	30,050	118,416	5,296
Investments in real estate joint ventures	43,658	15,500	-
Total impairment charges	$175,087	$147,529	$13,796

In addition to the impairment charges above, the Company recognized impairment charges during 2009 and 2008 of approximately $38.7 million, before an income tax benefit of approximately $11.0 million, and $11.2 million, before an income tax benefit of approximately $4.5 million, respectively, relating to certain properties held by four unconsolidated joint ventures in which the Company holds noncontrolling interests ranging from 15% to 45%. These impairment charges are included in Equity in income of joint ventures, net in the Company’s Consolidated Statements of Operations.

The Company will continue to assess the value of its assets on an on-going basis.  Based on these assessments, the Company may determine that one or more of its assets may be impaired due to a decline in value and would therefore write-down its cost basis accordingly (see Notes 6, 8, 9, 10, and 11).

3.  Real Estate:

The Company’s components of Rental property consist of the following (in thousands):

	December 31,
	2009	2008
Land	$1,831,374	$1,394,460
Undeveloped Land	106,054	1,185
Buildings and improvements
Buildings	4,411,565	3,847,544
Building improvements	1,103,798	692,040
Tenant improvements	669,540	633,883
Fixtures and leasehold improvements	48,008	35,377
Other rental property (1)	246,217	245,452
	8,416,556	6,849,941
Accumulated depreciation and amortization	(1,343,148)	(1,159,664)
Total	$7,073,408	$5,690,277

(1) At December 31, 2009 and 2008, Other rental property consisted of intangible assets including $162,477 and $161,556 respectively, of in-place leases, $21,851 and $22,400 respectively, of tenant relationships, and $61,889 and $61,496 respectively, of above-market leases.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In addition, at December 31, 2009 and 2008, the Company had intangible liabilities relating to below-market leases from property acquisitions of approximately $196.2 million and $171.4 million, respectively.  These amounts are included in the caption Other liabilities in the Company’s Consolidated Balance Sheets.  The estimated amortization expense associated with the Company’s intangible assets for the future five years are as follows (in millions): 2010, $14.9; 2011, $12.3; 2012, $8.1; 2013, $5.0; and 2014, $2.2.

4.  Property Acquisitions, Developments and Other Investments:

Operating property acquisitions, ground-up development costs and other investments have been funded principally through the application of proceeds from the Company's public equity and unsecured debt issuances, proceeds from mortgage and construction financings, availability under the Company’s revolving lines of credit and issuance of various partnership units.

Operating Properties

Acquisition of Operating Properties –

During the year ended December 31, 2009, the Company acquired, in separate transactions, 33 operating properties, comprising an aggregate 6.8 million square feet of a GLA, for an aggregate purchase price of approximately $955.4 million including the assumption of approximately $577.6 million of non-recourse mortgage debt encumbering 21 of the properties and $50.0 million in preferred stock.  Details of these transactions are as follows (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash/Net Assets and Liabilities	Debt/ Preferred Stock Assumed	Total	GLA
Novato Fair	Novato, CA	Jul-09 (1)	$9,902	$13,524	$23,426	125
Canby Square	Canby, OR	Oct-09 (2)	7,052	-	7,052	116
Garrison Square	Vancouver, WA	Oct-09 (2)	3,535	-	3,535	70
Oregon Trail Center	Gresham, OR	Oct-09 (2)	18,135	-	18,135	208
Pioneer Plaza	Springfield, OR	Oct-09 (2)	9,823	-	9,823	96
Powell Valley Junction	Gresham, OR	Oct-09 (2)	5,062	-	5,062	107
Troutdale Market	Troutdale, OR	Oct-09 (2)	4,809	-	4,809	90
Angels Camp	Angels Camp, CA	Nov-09 (2)	6,801	-	6,801	78
Albany Plaza	Albany, OR	Nov-09 (2)	6,075	-	6,075	110
Elverta Crossing	Antelope, CA	Nov-09 (2)	8,765	-	8,765	120
Park Place	Vallejo, CA	Nov-09 (2)	15,655	-	15,655	151
Medford, Center	Medford, OR	Nov-09 (2)	21,158	-	21,158	335
PL Retail, LLC Acquisition	Various	Nov-09 (3)	210,994	614,081	825,075	5,160
	Total Acquisitions		$327,766	$627,605	$955,371	6,766

(1)

The Company acquired this property from a joint venture in which the Company had a 10% noncontrolling ownership interest.  This transaction resulted in a gain of approximately $0.3 million as a result of remeasuring the Company’s 10% noncontrolling equity interest to fair value.

(2)

The Company acquired this property from a joint venture in which the Company had a 15% noncontrolling ownership interest.  This transaction resulted in a gain of approximately $0.1 million as a result of remeasuring the Company’s 15% noncontrolling equity interest to fair value.

(3)

The Company purchased the remaining 85% interest in PL Retail LLC, an entity that indirectly owns through wholly-owned subsidiaries 21 shopping centers, in which the Company held a 15% noncontrolling interest prior to this transaction.  The 21 shopping centers comprise approximately 5.2 million square feet of GLA are located in California (8 assets; 27% of GLA), Florida (6 assets; 42% of GLA), the Phoenix, Arizona metro area (2 assets; 7.3% of GLA), New Jersey (2), Long Island, New York (1), Arlington, Virginia, near metro Washington, D.C. (1) and Greenville, South Carolina (1).  The Company paid a purchase price equal to approximately $175.0 million, after customary adjustments and closing prorations, which was equivalent to 85% of PL Retail LLC’s gross asset value, which equaled approximately $825 million, less the assumption of $564 million of non-recourse mortgage debt encumbering 20 properties and $50 million of perpetual preferred stock.  The purchase price includes approximately $20 million for the purchase of development rights for one shopping center.  Subsequent to the acquisition of these properties, the Company repaid an aggregate of approximately $269 million of the non-recourse mortgage debt which encumbered 10 properties.  This transaction resulted in a gain of approximately $7.6 million as a result of remeasuring the Company’s 15% noncontrolling equity interest to fair value.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During the year ended December 31, 2008, the Company acquired, in separate transactions, 10 operating properties, comprising an aggregate 1.2 million square feet of a GLA, for an aggregate purchase price of approximately $215.9 million including the assumption of approximately $96.2 million of non-recourse mortgage debt encumbering four of the properties.  Details of these transactions are as follows (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt Assumed	Total	GLA

U.S. Acquisitions:
108 West Germania	Chicago, IL	Jan-08	$9,250	$-	$9,250	41
1429 Walnut St	Philadelphia, PA	Jan-08	22,100	6,400	28,500	76
168 North Michigan Ave	Chicago, IL	Jan-08 (1)	13,000	-	13,000	74
118 Market St	Philadelphia, PA	Feb-08 (1)	600	-	600	1
Alison Building	Philadelphia, PA	Apr-08 (1)	15,875	-	15,875	58
Lorden Plaza	Milford, NH	Apr-08	5,650	26,000	31,650	149
East Windsor Village	East Windsor, NJ	May-08 (2)	10,370	19,780	30,150	249
Potomac Run Plaza	Sterling, VA	Sep-08 (5)	21,430	44,046	65,476	361
			98,275	96,226	194,501	1,009
Latin American Acquisitions:
Valinhos	Valinhos, Brazil	Jun-08 (3)	17,384	-	17,384	121
Vicuna Mackenna	Santiago, Chile	Aug-08 (4)	4,025	-	4,025	26
	Total Acquisitions		$119,684	$96,226	$215,910	1,156

(1)

Property is scheduled for redevelopment.

(2)

The Company acquired this property from a joint venture in which the Company had an approximate 15% noncontrolling ownership interest.

(3)

The Company provided $12.2 million as part of its 70% economic interest in this newly formed joint venture for the acquisition of this operating property and land parcel.  The Company has determined, under the provisions of the FASB’s Consolidation guidance, that this joint venture is a VIE and that the Company is the primary beneficiary.  As such, the Company has consolidated this entity for accounting and reporting purposes.

(4)

The Company provided a $3.0 million equity investment to a newly formed joint venture in which the Company has a 75% economic interest for the acquisition of this operating property and has determined under the provisions of the FASB’s Consolidation guidance that this joint venture is a VIE and that the Company is the primary beneficiary.  As such, the Company has consolidated this entity for accounting and reporting purposes.

(5)

The Company acquired this property from a joint venture in which the Company holds a 20% noncontrolling interest.

The aggregate purchase price of the above mentioned 2009 and 2008 properties have been allocated to the tangible and intangible assets and liabilities of the properties in accordance with the FASB’s Business Combinations guidance, at the date of acquisition, based on evaluation of information and estimates available at such date. As final information regarding the fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation on a retrospective basis.  The allocations are finalized no later than twelve months from the acquisition date. The total aggregate fair value was allocated as follows (in thousands):

	2009	2008
Land	$317,052	$55,323
Buildings	383,666	121,927
Below Market Rents	(52,982)	(8,926)
Above Market Rents	38,681	2,167
In-Place Leases	34,042	6,879
Other Intangibles	12,602	2,739
Building Improvements	182,318	28,589
Tenant Improvements	27,664	7,147
Mortgage Fair Value Adjustment	1,670	65
Other Assets	20,088	-
Other Liabilities	(9,430)	-
	$955,371	$215,910

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Included within the Company’s consolidated operating properties are 12 consolidated entities that are VIEs and for which the Company is the primary beneficiary.   All of these entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the voting rights of the equity investors is not proportional to their obligation to absorb expected losses or receive the expected residual returns of the entity and substantially all of the entity's activities are conducted on behalf of the investor which has disproportionately fewer voting rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its economic ownership percentage which provides that the Company would absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both.

At December 31, 2009, total assets of these VIEs were approximately $1.0 billion and total liabilities were approximately $542.1 million, including $363.4 million of non-recourse mortgage debt.  The classification of these assets is primarily within real estate and the classification of liabilities are primarily within mortgages payable and noncontrolling interests in the Company’s Consolidated Balance Sheets.

The majority of the operations of these VIEs are funded with cash flows generated from the properties.  Four of these entities are encumbered by third party non-recourse mortgage debt aggregating approximately $363.4 million.  The Company has not provided financial support to any of these VIEs that it was not previously contractually required to provide, which consists primarily of funding any capital expenditures, including tenant improvements, which are deemed necessary to continue to operate the entity and any operating cash shortfalls that the entity may experience.

Included within the VIEs noted above is a joint venture investment which, during 2009, the Company provided a capital contribution to and another joint venture investment for which the Company entered into an amendment to its LLC agreement.  These events were both considered reconsideration events under FASB’s Consolidation guidance.  Such reconsideration determined that these two joint ventures were now VIEs and that the Company is the primary beneficiary of each joint venture.

Ground-Up Development -

The Company is engaged in ground-up development projects which consist of (i) U.S. ground-up development projects which will be held as long-term investments by the Company and (ii) various ground-up development projects located in Latin America for long-term investment.  During 2009, the Company changed its merchant building business strategy from a sale upon completion strategy to a long-term hold strategy. Those properties previously considered merchant building have been either placed in service as long-term investment properties or included in U.S. ground-up development projects.  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of December 31, 2009, the Company had in progress a total of 11 ground-up development projects, consisting of seven ground-up development projects located throughout Mexico, two ground-up development projects located in the U.S., one ground-up development project located in Chile, and one ground-up development project located in Brazil.

During 2009, the Company expended approximately $9.9 million to purchase its partners noncontrolling partnership interests in five of its former merchant building projects.  Since there was no change in control, these transactions resulted in an adjustment to the Company’s Paid-in capital of approximately $7.2 million.

Long-term Investment Projects -

During 2009, the Company acquired a land parcel located in Rio Claro, Brazil through a newly formed joint venture in which the Company has a 70% controlling ownership interest for a purchase price of 3.3 million Brazilian Reals (approximately USD $1.5 million).  This parcel will be developed into a 48,000 square foot retail shopping center.  Due to future commitments from the partners to fund construction costs throughout the construction period the Company has determined that this joint venture is a VIE and that the Company is the primary beneficiary. As such, the Company has consolidated this entity for accounting and reporting purposes.

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

Included within the Company’s ground-up development projects at December 31, 2009 are 10 consolidated entities that are VIEs and for which the Company is the primary beneficiary. These entities were established to develop real estate property to hold as long-term investments.  The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of these VIEs as a result of its economic ownership percentage which provides that the Company would absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.

At December 31, 2009, total assets of these VIEs were approximately $276.3 million and total liabilities were approximately $32.7 million. The classification of these assets is primarily within real estate and the classification of liabilities are primarily within accounts payable and accrued expenses in the Company’s Consolidated Balance Sheets.

The majority of the projected development costs to be funded to these VIEs, aggregating approximately $41.1 million, will be funded with capital contributions from the Company and when contractually obligated by the outside partner.  The Company has not provided financial support to the VIE that it was not previously contractually required to provide.

Also included within the Company’s ground-up developments at December 31, 2009, are 10 unconsolidated joint ventures, which are VIEs for which the Company is not the primary beneficiary. These joint ventures were primarily established to develop real estate property for long-term investment.  These entities were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support.  The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of these VIEs based on the fact that Company would receive less than a majority of the entity's expected losses, receive less than a majority of the entity's expected residual returns, or both.

The Company’s aggregate investment in these VIEs was approximately $153.9 million as of December 31, 2009, which is included in Real estate under development in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be $230.6 million, which primarily represents the Company’s current investment and estimated future funding commitments.  The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.  All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Kimsouth -

On May 12, 2006, the Company acquired an additional 48% interest in Kimsouth Realty Inc. (“Kimsouth”), a joint venture investment in which the Company had previously held a 44.5% noncontrolling interest, for approximately $22.9 million.  As a result of this transaction, the Company’s total ownership increased to 92.5% and the Company became the controlling shareholder.  The Company commenced consolidation of Kimsouth upon the closing date.  The acquisition of the additional 48% ownership interest has been accounted for as a step acquisition with the purchase price being allocated to the identified assets and liabilities of Kimsouth. As of May 12, 2006, Kimsouth consisted of five properties, all of which have been subsequently sold and/or transferred.

As of May 12, 2006, Kimsouth had approximately $133.0 million of NOL carryforwards, which could be utilized to offset future taxable income of Kimsouth.  The Company evaluated the need for a valuation allowance based on projected taxable income and determined that a valuation allowance of approximately $34.2 million was required.  As such, a purchase price adjustment of $17.5 million was recorded.  As of December 31, 2008, Kimsouth had fully utilized its NOLs.  (See Note 22 for additional information).

During 2009, the Company acquired the remaining 7.5% interest in Kimsouth for approximately $5.5 million. Since there was no change in control, this transaction resulted in an adjustment to the Company’s Additional paid in capital of approximately $3.9 million.

During June 2006, Kimsouth contributed approximately $51.0 million, of which $47.2 million or 92.5% was provided by the Company, to fund its 15% noncontrolling interest in a newly formed joint venture with an investment group to acquire a portion of Albertson’s Inc.  To maximize investment returns, the investment group’s strategy with respect to this joint venture, includes refinancing, selling selected stores and the enhancement of operations at the remaining stores. Kimsouth accounts for this investment under the equity method of accounting.  During 2007, this joint venture completed the disposition of certain operating stores and a refinancing of the remaining assets in the joint venture.  As a result of these transactions, Kimsouth received a cash distribution of approximately $148.6 million.  Kimsouth had a remaining capital commitment obligation to fund up to an additional $15.0 million for general purposes.  This amount was included in Other liabilities in the Consolidated Balance Sheets.  During March 2008, the Albertson’s partnership agreement was amended to release the Company of its remaining capital commitment obligation, as a result the Company recognized pre-tax income of $15.0 million from cash received in excess of the Company’s investment.

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

During the year ended December 31, 2007, Kimsouth’s income from the Albertson’s joint venture aggregated approximately $49.6 million, net of income tax.  This amount includes (i) an operating loss of approximately $15.1 million, net of an income tax benefit of approximately $10.1 million, (ii) distribution in excess of Kimsouth’s investment of approximately $10.4 million, net of income tax expense of approximately $6.9 million, and (iii) an extraordinary gain of approximately $54.3 million, net of income tax expense of approximately $36.2 million, resulting from purchase price allocation adjustments as determined in accordance with the FASB’s Business Combination guidance. In accordance with the FASB’s Equity Method and Joint Venture guidance, the Company has classified its 15% share of the extraordinary gain, net of income taxes, as a separate component on the Company’s Consolidated Statements of Operations.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During 2007, Kimsouth sold its remaining property for an aggregate sales price of approximately $9.1 million.  This sale resulted in a gain of approximately $7.9 million, net of income taxes.

5.  Dispositions of Real Estate:

Operating Real Estate -

During 2009, the Company disposed of, in separate transactions, portions of six operating properties and one land parcel for an aggregate sales price of approximately $28.9 million. The Company provided seller financing for two of these transactions aggregating approximately $1.4 million, which bear interest at 9% per annum and are scheduled to mature in January and March 2012.  The Company evaluated these transactions pursuant to the FASB’s real estate sales guidance. These seven transactions resulted in the Company’s recognition of an aggregate net gain of approximately $4.1 million, net of income tax of $0.2 million.

Additionally, during 2009, a consolidated joint venture in which the Company has a preferred equity investment disposed of a portion of a property for a sales price of approximately $1.1 million. As a result of this capital transaction, the Company received approximately $0.1 million of profit participation.  This profit participation has been recorded as Income from other real estate investments in the Company’s Consolidated Statements of Operations.

Also during 2009, a consolidated joint venture in which the Company has a controlling interest disposed of a parcel of land for approximately $4.8 million and recognized a gain of approximately $4.4 million, before income taxes and noncontrolling interest. This gain has been recorded as Other income/(expense), net in the Company’s Consolidated Statements of Operations.

During 2009, FNC Realty Corporation (“FNC”), a consolidated entity in which the Company holds a 53% controlling ownership interest, disposed of two properties, in separate transactions, for an aggregate sales price of approximately $2.4 million.  These transactions resulted in an aggregate pre-tax profit of approximately $0.9 million, before noncontrolling interest of $0.5 million. This income has been recorded as Income from other real estate investments in the Company’s Consolidated Statements of Operations.

During 2008, FNC disposed of a property for a sales price of approximately $3.3 million.  This transaction resulted in a pre-tax profit of approximately $2.1 million, before noncontrolling interest of $1.0 million. This income has been recorded as Income from other real estate investments in the Company’s Consolidated Statements of Operations.

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

During 2007, the Company transferred 11 operating properties to a wholly-owned consolidated entity, Kimco Income Fund II (“KIF II”), for an aggregate purchase price of approximately $278.2 million, including non-recourse mortgage debt of $180.9 million, encumbering 11 of the properties.  During 2008, the Company transferred an additional three properties for $73.9 million, including $50.6 million in non-recourse mortgage debt.  During 2008 the Company sold a 26.4% noncontrolling ownership interest in the entity to third parties for approximately $32.5 million, which approximated the Company’s cost.  The Company continues to consolidate this entity.

Additionally, during 2008, the Company disposed of an operating property for approximately $21.4 million.  The Company provided seller financing for approximately $3.6 million, which bears interest at 10% per annum and is scheduled to mature on May 1, 2011.  Due to the terms of this financing, the Company has deferred its gain of $3.7 million from this sale.

Additionally, during 2008, a consolidated joint venture in which the Company had a preferred equity investment disposed of a property for a sales price of approximately $35.0 million. As a result of this capital transaction, the Company received approximately $3.5 million of profit participation, before noncontrolling interest of approximately $1.1 million.  This profit participation has been recorded as income from other real estate investments and is reflected in Income from discontinued operating properties in the Company’s Consolidated Statements of Operations.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During 2007, the Company (i) disposed of six operating properties and completed partial sales of three operating properties, in separate transactions, for an aggregate sales price of approximately $40.0 million, which resulted in an aggregate net gain of approximately $6.4 million, after income taxes of approximately $1.6 million, and (ii) transferred one operating property, which was acquired in the first quarter of 2007, to a joint venture in which the Company holds a 15% noncontrolling ownership interest for an aggregate price of approximately $4.5 million, which represented the net book value.

During 2007, FNC disposed of, in separate transactions, seven properties and completed the partial sale of an additional property for an aggregate sales price of $10.4 million.  These transactions resulted in pre-tax profits of approximately $4.7 million, before noncontrolling interest of $3.3 million.

Additionally, during 2007, two consolidated joint ventures in which the Company had preferred equity investments disposed of, in separate transactions, their respective properties for an aggregate sales price of approximately $66.5 million.  As a result of these capital transactions, the Company received approximately $22.1 million of profit participation, before noncontrolling interest of approximately $5.6 million.  This profit participation has been recorded as income from other real estate investments and is reflected in Income from discontinued operating properties in the Company’s Consolidated Statements of Operations.

Ground-up Development –

During 2009, the Company sold, in separate transactions, five out-parcels, four land parcels and three ground leases for aggregate proceeds of approximately $19.4 million.  These transactions resulted in gains on sale of development properties of approximately $5.8 million, before income taxes of $2.3 million.

During 2008, the Company sold, in separate transactions, (i) two completed merchant building projects, (ii) 21 out-parcels, (iii) a partial sale of one project and (iv) a partnership interest in one project for aggregate proceeds of approximately $73.5 million and received approximately $4.1 million of proceeds from completed earn-out requirements on three previously sold merchant building projects.  These sales resulted in gains of approximately $36.6 million, before income taxes of $14.6 million.

During 2007, the Company sold, in separate transactions, (i) four of its recently completed merchant building projects, (ii) 26 out-parcels, (iii) 74.3 acres of undeveloped land and (iv) completed partial sales of two projects, for an aggregate total proceeds of approximately $310.5 million and received approximately $3.3 million of proceeds from completed earn-out requirements on previously sold projects. These sales resulted in pre-tax gains of approximately $40.1 million, before income taxes of $16.0 million.

6.  Adjustment of Property Carrying Values:

Impairments -

During 2009, as part of the Company’s ongoing impairment assessment, the Company determined that there were certain redevelopment mixed-use properties with estimated recoverable values that would not exceed their estimated costs.  As a result, the Company recorded an aggregate impairment of property carrying values of approximately $50.0 million, representing the excess of the carrying values of 10 properties, primarily located in Philadelphia, Chicago, New York and Boston, over their estimated fair values.

Additionally, during 2009, the Company determined that there was one ground-up development project with an estimated recoverable value that would not exceed its estimated cost.  As a result, the Company recorded an impairment of approximately $2.1 million, representing the excess of the carrying value of the project over its estimated fair value.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During 2008, the Company had determined that for two of its ground-up development projects, located in Middleburg, FL and Miramar, FL, the estimated recoverable value will not exceed their estimated cost.  As a result, the Company recorded an aggregate pre-tax adjustment of property carrying value on these projects of $7.9 million, representing the excess of the carrying values of the projects over their estimated fair values.

During 2007, the Company’s recorded an aggregate pre-tax adjustment of property carrying value for two of its ground-up development projects, located in Jacksonville, FL and Anchorage, AK, of $8.5 million, representing the excess of the carrying values of the projects over their estimated fair values.

These impairments were primarily due to declines in real estate fundamentals along with adverse changes in local market conditions and the uncertainty of their recovery.  The Company’s estimated fair values were based upon projected operating cash flows (discounted and unleveraged) of the property over its specified holding period. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  Capitalization rates and discount rates utilized in these models were based upon rates that the Company believes to be within a reasonable range of current market rates for the respective properties.

7.  Discontinued Operations and Assets Held for Sale:

The Company reports as discontinued operations assets held-for-sale as of the end of the current period and assets sold during the period.  All results of these discontinued operations are included in a separate component of income on the Consolidated Statements of Operations under the caption Discontinued operations.  This has resulted in certain reclassifications of 2009, 2008 and 2007 financial statement amounts.

The components of Income from discontinued operations for each of the three years in the period ended December 31, 2009, are shown below.  These include the results of operations through the date of each respective sale for properties sold during 2009, 2008 and 2007(in thousands):

	2009	2008	2007
Discontinued operations:
Revenues from rental property	$47	$6,316	$11,468
Rental property expenses	(46)	(1,031)	(3,783)
Depreciation and amortization	(48)	(2,208)	(3,207)
Interest expense	-	(116)	(597)
(Loss)/income from other real estate Investments	(9)	3,451	34,740
Other (expense)/income, net	(116)	165	(3,013)

(Loss)/income from discontinued operating properties	(172)	6,577	35,608

Provision for income taxes	(235)	-	-

Loss on operating properties held for sale/sold	(174)	(598)	(1,832)

Gain on disposition of operating Properties	689	20,018	5,538

Income from discontinued operations	108	25,997	39,314

Net income attributable to noncontrolling interests	-	(1,281)	(5,740)
Income from discontinued operations attributable to the Company	$108	$24,716	$33,574

During 2008, the Company classified as held-for-sale four shopping center properties comprising approximately 0.2 million square feet of GLA.  The book value of each of these properties, aggregating approximately $16.2 million, net of accumulated depreciation of approximately $11.3 million, did not exceed each of their estimated fair value.  As a result, no adjustment of property carrying value had been recorded. The Company’s determination of the fair value for these properties, aggregating approximately $28.6 million, was based upon executed contracts of sale with third parties less estimated selling costs.  During 2009 and 2008, the Company reclassified one property previously classified as held-for-sale into held-for-use and completed the sale of three of these properties.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During 2007, the Company classified as held-for-sale ten shopping center properties comprising approximately 0.6 million square feet of GLA.  The book value of each of these properties, aggregating approximately $80.7 million, net of accumulated depreciation of approximately $4.9 million, did not exceed each of their estimated fair values.  As a result, no adjustment of property carrying value had been recorded. The Company’s determination of the fair value for each of these properties, aggregating approximately $116.8 million, was based primarily upon executed contracts of sale with third parties less estimated selling costs.  During 2008 and 2007, the Company completed the sale of seven of these properties and reclassified three properties as held-for-use.

8.  Investment and Advances in Real Estate Joint Ventures:

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

During August 2008, KimPru entered into a $650.0 million credit facility, which bears interest at a rate of LIBOR plus 1.25% and was initially scheduled to mature in August 2009.  This facility included an option to extend the maturity date for one year, subject to certain requirements including a reduction of the outstanding balance to $485.0 million.  During August 2009, KimPru exercised the one-year extension option and made an additional payment to reduce the balance to $485.0 million; as such the credit facility is scheduled to mature in August 2010.  Proceeds from this credit facility were used to repay the outstanding balance of $658.7 million under the $1.2 billion credit facility, referred to above, which was scheduled to mature in October 2008 and bore interest at a rate of LIBOR plus 0.45%. This facility is guaranteed by the Company with a guarantee from PREI to the Company for 85% of any guaranty payment the Company is obligated to make.  As of December 31, 2009, the outstanding balance on the credit facility was $331.0 million. This outstanding balance is anticipated to be repaid with proceeds from property sales and partner capital contributions.

During 2009, KimPru sold 22 operating properties for an aggregate sales price of approximately $214.0 million, comprised of (i) 11 operating properties sold to the Company for an aggregate sales price of approximately $106.9 million.  These sales resulted in an aggregate net gain of approximately $0.9 million of which the Company’s share was approximately $0.1 million and (ii) 11 operating properties and its interest in an unconsolidated joint venture, sold in separate transactions, for an aggregate sales price of approximately $107.1 million.  These sales resulted in an aggregate net loss of approximately $0.1 million.  Proceeds from these property sales were used to repay a portion of the outstanding balance on the $650.0 million credit facility.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During 2009, KimPru (i) repaid approximately $52.4 million of non-recourse mortgage debt which bore interest at rates ranging from 4.92% to 8.30% and was scheduled to mature in 2009, (ii) refinanced an aggregate $46.5 million in mortgage debt encumbering four properties, which bore interest at a rate of 7.10% and matured during 2009, with $48.0 million in mortgage debt which bears interest at a rate of 7.875% and is scheduled to mature in 2016 and (iii) obtained new mortgages encumbering three properties aggregating approximately $33.0 million which bear interest at a rate of LIBOR plus 5.75% and are scheduled to mature in 2012.  Proceeds from these mortgages were used to repay a portion of the outstanding balance on the $650.0 million credit facility.

During 2009, the Company recognized non-cash impairment charges of $28.5 million, against the carrying value of its investment in KimPru, reflecting an other-than-temporary decline in the fair value of its investment resulting from a further decline in the real estate markets.

In addition to the impairment charges above, KimPru recognized impairment charges during 2009 of approximately $223.1 million relating to (i) certain properties held by an unconsolidated joint venture within the KimPru joint venture based on estimated sales prices and (ii) a writedown against the carrying value of an unconsolidated joint venture, reflecting an other-than-temporary decline in the fair value of its investment resulting from a decline in the real estate markets.  The Company’s share of these impairment charges were approximately $33.4 million, before income tax benefits of approximately $11.0 million, which is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Operations.

During 2008, the Company recognized non-cash impairment charges of $15.5 million, against its carrying value of its investment in KimPru, reflecting an other-than-temporary decline in the fair value of its investment resulting from a significant decline in the real estate markets during 2008.

In addition to the impairment charges above, KimPru recognized impairment charges during 2008 of approximately $74.6 million, of which the Company’s share was $11.2 million, before an income tax benefit of approximately $4.5 million, relating to certain properties held by an unconsolidated joint venture within the KimPru joint venture that are deemed held-for-sale or were transitioned from held-for-sale to held-for-use properties.

During January 2007, the Company and PREI entered into a new joint venture in which the Company holds a 15% noncontrolling interest (“KimPru II”), which acquired 16 operating properties, aggregating 3.3 million square feet of GLA, for an aggregate purchase price of approximately $822.5 million, including the assumption of approximately $487.0 million in non-recourse mortgage debt.  Six of these properties were transferred from a joint venture in which the Company held a 5% noncontrolling ownership interest.  One of the properties was transferred from a joint venture in which the Company held a 30% noncontrolling ownership interest.  As a result of this transaction, the Company recognized profit participation of approximately $3.7 million and recognized its share of the gain. The Company accounts for its investment in KimPru II under the equity method of accounting.  In addition, the Company manages the portfolios and earns acquisition fees, leasing commissions, property management fees and construction management fees.

During June 2009, the Company recognized a non-cash impairment charge of $4.0 million, against the carrying value of KimPru II.  This impairment reflects an other-than-temporary decline in the fair value of its investment resulting from a further decline in the real estate markets.

In addition to the impairment charges above, during 2009, KimPru II recognized non-cash impairment charges relating to two properties aggregating approximately $11.4 million based on estimated sales price.  The Company’s share of these impairment charges were approximately $1.7 million, which is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Operations.  These operating properties were sold, in separate transactions, during 2009 for an aggregate sales price of approximately $43.5 million, which resulted in no gain or loss.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

As of December 31, 2009, the KimPru and KimPru II portfolios were comprised of 97 shopping center properties aggregating approximately 16.3 million square feet of GLA located in 12 states.

For the year ended December 31, 2009, two of the ventures within KimPru (PRK Holdings I LLC and PRK Holdings II LLC) are considered significant subsidiaries of the Company based upon reaching certain income thresholds per the Securities and Exchange Commission’s (“SEC”) Regulation S-X Rule 3-09.  The Company’s equity in income from each of these ventures for the year ended December 31, 2009, exceeded 20% of the Company’s income from continuing operations, as such the Company has included audited financial statements of these ventures as Exhibit 99.3 and Exhibit 99.4 to this annual report on Form 10-K.  Additionally, the Company’s equity in income from KimPru II for the year ended December 31, 2009, exceeded 10% of the Company’s income from continuing operations, as such the Company is providing summarized financial information for KimPru II as follows (in millions):

	KimPru II
	December 31,
	2009	2008
Assets:
Real estate, net	$731.3	$797.5
Other assets	22.6	23.7
	$753.9	$821.2
Liabilities and Members' Capital:
Notes payable	$-	$-
Mortgages payable	442.8	481.9
Other liabilities	9.6	10.9
Noncontrolling interests	-	-
Members' capital	301.5	328.4
	$753.9	$821.2

	KimPru II
	December 31,
	2009	2008	2007
Revenues from rental properties	$69.6	$73.6	$65.7

Operating expenses	(18.8)	(19.5)	(17.5)
Interest expense	(24.8)	(25.0)	(24.4)
Depreciation and amortization	(23.2)	(26.5)	(18.2)
Impairments	(11.4)	-	-
Other income/(expense), net	11.0	0.1	0.4
	(67.2)	(70.9)	(59.7)
(Loss)/income from continuing operations	2.4	2.7	6.0
Discontinued operations:
(Loss)/income from discontinued operations	(7.0)	0.2	0.3
Loss on disposition of properties	(4.5)	-	-
Net (loss)/income	$(9.1)	$2.9	$6.3

Kimco Income Operating Partnership, L.P. ("KIR") -

The Company holds a 45% noncontrolling limited partnership interest in KIR and has a master  management agreement whereby the Company performs services for fees relating to the management, operation, supervision and maintenance of the joint venture properties.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During 2009, KIR repaid three maturing non-recourse mortgages aggregating approximately $40.3 million, which bore interest at 7.57%. KIR also obtained five new non-recourse mortgages on four previously unencumbered properties aggregating approximately $45.9 million bearing interest at rates ranging from 6.30% to 7.25% with maturity dates ranging from 2012 to 2019.

In addition, during 2009, KIR refinanced approximately $27.2 million of mortgage debt  encumbering one property, which bore interest at a rate of 8.3% and matured during 2009, with new mortgage debt of approximately $27.5 million which bears interest at 7.25% and is scheduled to mature in 2014.

During 2008, KIR repaid 16 non-recourse mortgages aggregating approximately $209.6 million, which were scheduled to mature in 2008 and bore interest at rates ranging from 6.57% to 7.28%.  Proceeds from eight individual non-recourse mortgages obtained during 2008, aggregating approximately $218.3 million, bearing interest at rates ranging from 6.0% to 6.5% with maturity dates ranging from 2015 to 2018 were used to fund these repayments.

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

During 2009, KIR recognized an impairment charge relating to one property of approximately $5.0 million.  The Company’s share of this impairment charge was approximately $2.3 million which is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Operations. This operating property is currently in foreclosure proceedings with the third party mortgage lender.

KIR’s estimated fair value relating to the impairment assessment above was based upon a discounted cash flow model that include all estimated cash inflows and outflows over a specified holding period.  Capitalization rates and discount rates utilized in this model were based upon rates that the Company believes to be within a reasonable range of current market rates for the respective property.

As of December 31, 2009, the KIR portfolio was comprised of 62 shopping center properties aggregating approximately 13.1 million square feet of GLA located in 18 states.

For the year ended December 31, 2009, KIR is considered a significant subsidiary of the Company based upon reaching certain income thresholds per the SEC Regulation S-X Rule 3-09.  The Company’s equity in income from KIR for the year ended December 31, 2009, exceeded 20% of the Company’s income from continuing operations, as such the Company has included audited financial statements of KIR as Exhibit 99.2 to this annual report on Form 10-K.

RioCan Investments -

During October 2001, the Company formed three joint ventures (collectively, the "RioCan Ventures") with RioCan Real Estate Investment Trust ("RioCan"), in which the Company has 50% noncontrolling interests, to acquire retail properties and development projects in Canada. The acquisition and development projects are to be sourced and managed by RioCan and are subject to review and approval by a joint oversight committee consisting of RioCan management and the Company’s management personnel.  Capital contributions will only be required as suitable opportunities arise and are agreed to by the Company and RioCan.

During 2009, the RioCan Ventures refinanced approximately $30.3 million in mortgage debt with approximately $46.1 million in mortgage debt which bears interest at rates ranging from 5.90% to 6.82% and maturity dates ranging from five years to ten years.

Additionally, during June 2008, the RioCan Ventures, through a newly formed joint venture, acquired 10 operating properties, aggregating 1.1 million square feet of GLA, for an aggregate purchase price of approximately $153.4 million, including the assumption of approximately $81.1 million in non-recourse mortgage debt.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

As of December 31, 2009, the RioCan Ventures, were comprised of 45 operating properties and one joint venture investment consisting of approximately 9.3 million square feet of GLA.

The Company’s equity in income from the Riocan Ventures for the year ended December 31, 2009, exceeded 10% of the Company’s income from continuing operations, as such the Company is providing summarized financial information for the RioCan Ventures  as follows (in millions):

	December 31,
	2009	2009
Assets:
Real estate, net	$1,137.4	$993.5
Other assets	24.3	24.3
	$1,161.7	$1,017.8
Liabilities and Members' Capital:
Mortgages payable	$899.4	$767.8
Other liabilities	16.4	14.0
Members' capital	245.9	236.0
	$1,161.7	$1,017.8

	December 31,
	2009	2008	2007
Revenues from rental properties	$175.6	$179.7	$170.6

Operating expenses	(65.1)	(64.4)	(60.4)
Interest expense	(47.5)	(47.3)	(42.7)
Depreciation and amortization	(31.4)	(28.5)	(26.0)
Other income, net	-	0.6	0.5
	(144.0)	(139.6)	(128.6)
Net income	$31.6	$40.1	$42.0

Kimco / G.E. Joint Venture ("KROP")

During 2001, the Company formed Kimco Retail Opportunity Portfolio ("KROP") with GE Capital Real Estate ("GECRE"), in which the Company has a 20% noncontrolling interest and manages the portfolio. During August 2006, the Company and GECRE agreed to market for sale the properties within the KROP venture.

During 2009, KROP recognized an impairment charge relating to one property of approximately $2.2 million based on the estimated fair value.  The Company’s share of this impairment charge was approximately $1.0 million which is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Operations. This operating property was foreclosed on by the third party mortgage lender in exchange for forgiveness of the outstanding debt, this transaction resulted in no gain or loss.

KROP’s estimated fair value relating to the impairment assessment above was based upon a discounted cash flow model that include all estimated cash inflows and outflows over a specified holding period.  Capitalization rates and discount rates utilized in this model were based upon rates that the Company believes to be within a reasonable range of current market rates for the respective property.

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

During 2007, KROP transferred ten operating properties for an aggregate sales price of approximately $267.8 million, including approximately $111.6 million of non-recourse mortgage debt, to a new joint venture in which the Company holds a 15% noncontrolling ownership interest. As a result of this transaction, the Company has deferred its share of the gain related to its remaining ownership interest in the properties.  The Company manages this joint venture and accounts for this investment under the equity method of accounting.

Additionally, during 2007, KROP sold four operating properties to the Company for an aggregate sales price of approximately $89.1 million, including the assumption of $41.9 million in non-recourse mortgage debt. The Company’s share of the gains related to these transactions has been deferred.

As of December 31, 2009, the KROP portfolio was comprised of two operating properties aggregating approximately 0.1 million square feet of GLA located in two states.

The Company’s equity in income from KROP for the year ended December 31, 2007, exceeded 10% of the Company’s income from continuing operations; as such the Company is providing summarized financial information for KROP as follows (in millions):

	December 31,
	2009	2008
Assets:
Real estate, net	$67.4	$83.5
Other assets	7.6	5.5
	$75.0	$89.0
Liabilities and Members' Capital:
Mortgages payable	$56.4	$68.4
Other liabilities	0.7	1.4
Noncontrolling interests	4.2	3.9
Members' capital	13.7	15.3
	$75.0	$89.0

	December 31,
	2009	2008	2007
Revenues from rental properties	$69.6	$73.6	$65.7
Operating expenses	(18.8)	(19.5)	(17.5)
Interest expense	(24.8)	(25.0)	(24.4)
Depreciation and amortization	(23.2)	(26.5)	(18.2)
Impairments of real estate	(11.2)	-	-
Other income, net	10.8	0.1	0.4
	(67.2)	(70.9)	(59.7)
Income from continuing operations	2.4	2.7	6.0
Discontinued operations:
(Loss)/income from discontinued operations	(7.0)	0.2	0.3
Loss on disposition of properties	(4.5)	-	-
Net (loss)/income	$(9.1)	$2.9	$6.3

PL Retail -

During December 2004, the Company acquired the Price Legacy Corporation through a newly formed joint venture, PL Retail LLC ("PL Retail"), in which the Company had a 15% noncontrolling interest and managed the portfolio.  In connection with this transaction, PL Retail had acquired 33 operating properties aggregating approximately 7.6 million square feet of GLA located in ten states.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During November 2009, the 85% owner in PL Retail sold its interest to the Company.  At the time of the transaction, PL Retail indirectly owned through wholly-owned subsidiaries 21 shopping centers, comprising approximately 5.2 million square feet of GLA, in which the Company held a 15% noncontrolling interest just prior to this transaction. The Company paid a purchase price equal to approximately $175.0 million, after customary adjustments and closing prorations, which was equivalent to 85% of PL Retail LLC’s gross asset value, which equaled approximately $825 million, less the assumption of $564 million of non-recourse mortgage debt encumbering 20 properties and $50 million of perpetual preferred stock.  This transfer resulted in an aggregate net gain of approximately $57.5 million of which the Company’s share was approximately $8.6 million. As a result of this transaction the Company now consolidates this entity.

During 2009, prior to the Company acquiring PL Retail, PL Retail refinanced an aggregate $118.6 million in mortgage debt, which bore interest at rates ranging from 8.18% to 10.18% and matured during 2009, with $131.5 million in mortgage debt which bears interest at rates ranging from LIBOR plus 400 basis points to 7.70% and maturity dates ranging from 2014 to 2016.

Additionally, during 2009, prior to the Company acquiring PL Retail, PL Retail recognized a non-cash impairment charge of approximately $2.6 million relating to a property held-for-sale based on its estimated sales price.  The Company’s share of this impairment charge was approximately $0.4 million which is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Operations. PL Retail, subsequently sold this property for a sales price of $104.0 million which resulted in a loss of approximately $1.1 million, of which the Company’s share was approximately $0.2 million.  Proceeds from this sale were used to partially pay down the outstanding balance on PL Retail’s revolving credit facility described below.

During 2007, PL Retail sold one operating property for a sales price of $40.1 million which resulted in a gain of approximately $13.5 million, of which the Company’s share was approximately $2.0 million.  Proceeds from this sale were used to partially pay down the outstanding balance on PL Retail’s revolving credit facility described below.

PL Retail had a $39.5 million unsecured revolving credit facility, which bore interest at LIBOR plus 400 basis points, with a LIBOR floor of 1.5%,and was scheduled to mature in February 2010. This facility was guaranteed by the Company and the joint venture partner had guaranteed reimbursement to the Company of 85% of any guaranty payment the Company was obligated to make.  During 2009, the joint venture fully repaid the outstanding balance and terminated this credit facility utilizing proceeds from the property sale transactions described above.

The Company’s equity in income from PL Retail for the period from January 1, 2009 through the transaction date of November 4, 2009, exceeded 10% of the Company’s income from continuing operations; as such the Company is providing summarized financial information for PL Retail as follows (in millions):

	December 31,
	2009	2008
Assets:
Real estate, net	$-	$861.8
Other Assets	-	117.3
	$-	$979.1
Liabilities and Members' Capital:
Notes payable	$-	$35.6
Mortgages payable	-	649.0
Other liabilities	-	10.6
Noncontrolling interests	-	56.9
Members' capital	-	227.0
	$-	$979.1

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	December 31,
	2009	2008	2007
Revenues from rental properties	$58.6	$83.1	$87.2

Operating expenses	(20.7)	(23.9)	(26.1)
Interest expense	(27.0)	(30.2)	(37.1)
Depreciation and amortization	(19.7)	(23.4)	(22.8)
Impairments of real estate	(2.6)	-	-
Other (expense)/income, net	(0.1)	1.2	1.7
	(70.1)	(76.3)	(84.3)
(Loss)/income from continuing operations	(11.5)	6.8	2.9
Discontinued operations:
Income from discontinued operations	18.9	0.3	1.1
Gain on disposition of properties	57.5	-	13.5
Net income	$64.9	$7.1	$17.5

InTown Suites –

During June 2007, the Company entered into a joint venture, in which the Company has a noncontrolling ownership interest, and acquired all of the common stock of InTown Suites Management, Inc, which holds 138 extended stay residential properties (“InTown Suites”).  This investment was funded with approximately $186.0 million of new cross-collateralized non-recourse mortgage debt with a fixed interest rate of 5.59%, encumbering 35 properties, a $153.0 million three-year unsecured credit facility, with two one-year extension options, which bears interest at LIBOR plus 0.375% and is guaranteed by the Company and the assumption of $278.6 million cross-collateralized non-recourse mortgage debt with fixed interest rates ranging from 5.19% to 5.89%, encumbering 86 properties. The joint venture partner has pledged its equity interest for any guaranty payment the Company is obligated to pay. The outstanding balance on the three-year unsecured credit facility was $147.5 million as of December 31, 2008.

For the year ended December 31, 2009, InTown Suites is considered a significant subsidiary of the Company based upon reaching certain income thresholds per the SEC Regulation S-X Rule 3-09.  The Company’s equity in income from InTown Suites for the year ended December 31, 2009, exceeded 20% of the Company’s income from continuing operations, as such the Company has included  audited financial statements of InTown Suites as Exhibit 99.1 to this annual report of Form 10-K.

Kimco/UBS Joint Ventures ("KUBS") -

The Company has joint venture investments with UBS Wealth Management North American Property Fund Limited ("UBS"), in which the Company has noncontrolling interests ranging from 15% to 20%.  These joint ventures, (collectively "KUBS"), were established to acquire high quality retail properties primarily financed through the use of individual non-recourse mortgages.  Capital contributions are only required as suitable opportunities arise and are agreed to by the Company and UBS.  The Company manages the properties.

During 2009, KUBS refinanced $7.4 million in mortgage debt encumbering one property, which bore interest at a rate of 4.74% and matured during 2009, with $6.0 million in mortgage debt which bears interest at a rate of 6.64% and is scheduled to mature in 2014.

As of December 31, 2009, the KUBS portfolio was comprised of 43 operating properties aggregating approximately 6.2 million square feet of GLA located in 12 states.

Other Real Estate Joint Ventures –

The Company and its subsidiaries have investments in and advances to various other real estate joint ventures.  These joint ventures are engaged primarily in the operation and development of shopping centers which are either owned or held under long-term operating leases.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During 2009, the Company acquired a land parcel located in San Luis Potosi, Mexico, through a joint venture in which the Company has a noncontrolling interest, for an aggregate purchase price of approximately $0.8 million.  The Company accounts for its investment in this joint venture under the equity method of accounting.  The Company’s aggregate investment resulting from this transaction was approximately $0.4 million.

During 2009, a joint venture in which the Company held a 10% noncontrolling interest sold an operating property to the Company for a sales price of approximately $23.6 million, including the assumption of a $13.5 million non-recourse mortgage. This sale resulted in a gain of approximately $3.4 million at the joint venture level of which the Company’s share of the gain was approximately $0.3 million.  As a result of this transaction, the Company recognized a gain of approximately $0.3 million related to a change in control and remeasuring the Company’s 10% noncontrolling equity interest to fair value, the Company now consolidates this entity.

During 2009, a joint venture in which the Company had a noncontrolling interest refinanced approximately $13.2 million in mortgage debt encumbering one property, which bore interest at a rate of 4.00% and matured during 2009, with $13.6 million in mortgage debt which bears interest at a rate of LIBOR plus 350 basis points and is scheduled to mature in 2012.

Also during 2009, a joint venture in which the Company has a 50% noncontrolling ownership interest obtained a new three-year $53.0 million loan which bears interest at a rate of 7.85%.  Proceeds from this mortgage and an additional $15.0 million capital contribution from the partners were used to repay $68.0 million in mortgage debt, which was scheduled to mature in 2009 and bore interest at a rate of LIBOR plus 1.16%. This mortgage is jointly and severally guaranteed by the Company and the other 50% noncontrolling ownership interest holder. As of December 31, 2009, the outstanding balance on this loan was $52.8 million.

Additionally during 2009, a joint venture in which the Company has a 30% noncontrolling ownership interest obtained a new $59.0 million three-year mortgage loan, which bears interest at a rate of LIBOR plus 350 basis points. The Company and the holder of the remaining 70% ownership interest guarantee, jointly and severally, up to $10.0 million of this mortgage.  As of December 31, 2009, the outstanding balance on this loan was $59.0 million.

During June 2009, the Company recognized non-cash impairment charges of approximately $12.2 million, against the carrying value of its investments in six joint ventures, reflecting an other-than-temporary decline in the fair value of these investments resulting from a further decline in the real estate markets.  Estimated fair values were based upon discounted cash flow models that include all estimated cash inflows and outflows over a specified holding period and where applicable, any estimated fair value debt premiums.  Capitalization rates, discount rates and credit spreads utilized in these models were based upon rates that the Company believes to be within a reasonable range of current market rates for the respective properties.

During 2008, the Company acquired nine operating properties, one leasehold interest and two land parcels through joint ventures in which the Company has noncontrolling interests for an aggregate purchase price of approximately $62.2 million including the assumption of approximately $20.6 million of non-recourse mortgage debt encumbering two of the properties.  The Company accounts for its investment in these joint ventures under the equity method of accounting.  The Company’s aggregate investment resulting from these transactions was approximately $32.3 million.  Details of these transactions are as follows (in thousands):

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt	Total
InTown Suites (2 extended stay residential properties, 299 units)	Houston,TX	Feb-08	$8,750	$-	$8,750

American Industries (land parcel)	Chihuahua,Mexico	Feb-08	1,933	-	1,933

American Industries	Monterrey,Mexico	Apr-08	8,700	-	8,700

Little Ferry(leasehold interest)	LittleFerry,NJ	June-08	5,000	-	5,000

Tacoma Plaza	Dartmouth,Canada	Sept-08	8,714	9,026	17,740

American Industries (land parcel)	SanLuisPotosi,Mexico	Sept-08	224	-	224

River Point Shopping Center	BritishColumbia,Canada	Nov-08	4,486	11,606	16,092

Patio-Portfolio II (4 properties)	Santiago,Chile	Nov-08	3,810	-	3,810
	Total Acquisitions		$41,617	$20,632	$62,249

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

The Company’s equity in income for the year ended December 31, 2009, from a joint venture that holds an operating property in Tustin, CA, in which the Company holds a noncontrolling interest (“Tustin”) exceeded 10% of the Company’s income from continuing operations), as such the Company is providing summarized financial information for this investment below (in millions):

	Tustin
	December 31,
	2009	2008
Assets:
Real estate, net	$187.2	$195.8
Other assets	13.6	13.9
	$200.8	$209.7
Liabilities and Members’ Capital:
Mortgages Payable	$206.0	$206.0
Other liabilities	2.8	3.3
Members’ (deficit)/capital	(8.0)	0.4
	$200.8	$209.7

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Tustin
	December 31,
	2009	2008	2007
Revenues from rental properties	$22.6	$21.8	$3.7

Operating expenses	(6.5)	(8.0)	(1.8)
Interest expense	(14.0)	(15.3)	(3.6)
Depreciation and amortization	(10.4)	(10.6)	(3.3)
Other (expense)/income, net	(0.1)	4.3	4.4
	(31.0)	(29.6)	(4.3)
Net loss	$(8.4)	$(7.8)	$(0.6)

Summarized financial information for real estate joint ventures (excluding the seven discussed above, which are presented separately) is as follows (in millions):

	December 31,
	2009	2008
Assets:
Real estate, net	$4,725.2	$4,739.5
Other assets	333.9	267.1
	$5,059.1	$5,006.6
Liabilities and Partners’/Members’ Capital:
Notes payable	$88.3	$137.1
Mortgages payable	2,862.6	2,842.2
Construction loans	109.0	119.6
Other liabilities	146.2	149.0
Noncontrolling interests	1.6	1.0
Partners’/Members’ capital	1,851.4	1,757.7
	$5,059.1	$5,006.6

	Year Ended December 31,
	2009	2008	2007
Revenues from rental property	$588.8	$586.4	$558.3
Operating expenses	(191.9)	(190.7)	(184.5)
Interest expense	(166.8)	(180.4)	(174.9)
Depreciation and amortization	(164.5)	(162.4)	(144.4)
Other expense, net	(36.6)	(27.0)	(14.7)
	(559.8)	(560.5)	(518.5)
Income from continuing operations	29.0	25.9	39.8
Discontinued Operations:
Income from discontinued operations	2.1	-	0.1
Gain on dispositions of properties	7.8	13.4	104.9
Net income	$38.9	$39.3	$144.8

Other liabilities included in the Company’s accompanying Consolidated Balance Sheets include accounts with certain real estate joint ventures totaling approximately $25.5 million and $9.7 million at December 31, 2009 and 2008, respectively. The Company and its subsidiaries have varying equity interests in these real estate joint ventures, which may differ from their proportionate share of net income or loss recognized in accordance with GAAP.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company’s maximum exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments.  Generally such investments contain operating properties and the Company has determined these entities do not contain the characteristics of a VIE.  As of December 31, 2009 and 2008, the Company’s carrying value in these investments approximated $1.1 billion and $1.2 billion, respectively.

9.  Other Real Estate Investments:

Preferred Equity Capital -

The Company maintains a Preferred Equity program, which provides capital to developers and owners of real estate properties. During 2009, the Company provided, in separate transactions, an aggregate of approximately $0.4 million in investment capital to developers and owners of two real estate properties.  During 2008, the Company provided, in separate transactions, an aggregate of approximately $51.9 million in investment capital to developers and owners of 28 real estate properties.  As of December 31, 2009, the Company’s net investment under the Preferred Equity program was approximately $520.8 million relating to 615 properties, including 402 net lease properties described below. For the years ended December 31, 2009, 2008 and 2007, the Company earned approximately $30.4 million, including $2.5 million of profit participation earned from five capital transactions, $66.8 million, including $24.6 million of profit participation earned from five capital transactions, and $67.1 million, including $30.5 million of profit participation earned from 18 capital transactions, respectively, from its preferred equity investments.

Included in the capital transactions described above for the year ended December 31, 2008, was the sale of the Company’s preferred equity investment in an operating property to its partner for approximately $29.5 million.  The Company provided seller financing to the partner for approximately CAD $24.0 million (approximately USD $23.5 million), which bears interest at a rate of 8.5% per annum and has a maturity date of June 2013.  The Company evaluated this transaction pursuant to the provisions of the FASB’s real estate sales guidance and accordingly, recognized profit participation of approximately $10.8 million.

Two of the capital transactions described above for the year ended December 31, 2007, were the result of the transfer of two operating properties, in separate transactions, to a joint venture in which the Company holds a 15% noncontrolling interest for an aggregate price of approximately $40.6 million, including the assumption of approximately $26.6 million in non-recourse debt.  These sales resulted in an aggregate profit participation of approximately $1.4 million.

Also, included in the capital transactions described above for the year ended December 31, 2007, was the transfer of an operating property to the Company for approximately $4.5 million, including the assumption of $3.1 million in non-recourse mortgage debt. As a result of the Company’s acquisition of this property, the Company did not recognize any profit participation.

During 2007, the Company invested approximately $81.7 million of preferred equity capital in an entity which was comprised of 403 net leased properties which consist of 30 master leased pools with each pool leased to individual corporate operators (“USRA Venture”).  Each master leased pool is accounted for as a direct financing lease.  These properties consist of a diverse array of free-standing restaurants, fast food restaurants, convenience and auto parts stores.  The Company determined that this entity was a VIE, based on the fact that certain non-equity holders have the right to receive expected residual returns from this entity. The Company also determined that it was not the primary beneficiary of this VIE based on the fact that the Company is in a preferred position and would not absorb a majority of expected losses, nor would receive a majority of the entities expected residual returns.  As of December 31, 2009, these properties were encumbered by third party loans aggregating approximately $418.5 million with interest rates ranging from 5.08% to 10.47% with a weighted average interest rate of 9.3% and maturities ranging from two years to 13 years. The Company’s investment in this VIE as of December 31, 2009 was $102.4 million.  The Company has not provided financial support to the VIE that it was not previously contractually required to provide.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company’s equity in income from the USRA Venture for the year ended December 31, 2009, exceeded 10% of the Company’s income from continuing operations, as such the Company is providing summarized financial information for the investment as follows (in millions):

	2009	2008
Assets:
Investment in direct financing leases, net	$701.1	$668.6

Liabilities and Members’ Capital:
Mortgages payable, including fair market value of debt of $85 million	$503.5	$521.4
Members’ capital	197.6	147.2
	$701.1	$668.6

	Year Ended December 31,
	2009	2008	2007
Interest income from direct financing leases	$52.6	$52.6	$25.8

Interest expense	(31.9)	(32.9)	(16.8)
Impairment (a)	(20.0)	-	-
Other expense, net	(0.1)	(0.1)	(0.1)
	(52.0)	(33.0)	(16.9)
Net Income	$0.6	$19.6	$8.9

(a) Represents impairments on two master lease pools due to decline in fair market value.

During 2009, the Company recognized non-cash impairment charges of $49.2 million, primarily against the carrying value of 16 preferred equity investments, which hold 29 properties, reflecting an other-than-temporary decline in the fair value of its investment resulting from a decline in the real estate markets.

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

The Company’s equity in income from three of its preferred equity investments for the year ended December 31, 2009, exceeded 10% of the Company’s income from continuing operations, as such the Company is providing summarized financial information for the investments as follows (in millions):

	MBC(a)		Foothills(b)		Delray & JCC(c)
			December 31,
	2009	2008	2009	2008	2009	2008
Assets:
Real estate, net	$-	$55.6	$93.1	$95.9	$21.3	$31.2
Other assets	-	3.7	4.6	5.5	0.6	0.7
	$-	$59.3	$97.7	$101.4	$21.9	31.9

Liabilities and Members’ Capital:
Mortgages payable	$-	$50.7	$81.0	$81.0	$25.0	$25.0
Other liabilities	-	1.2	2.3	3.1	0.9	0.3
Members’ capital	-	7.4	14.4	17.3	(4.0)	6.6
	$-	$59.3	$97.7	$101.4	$21.9	$31.9

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	MBC (a)			Foothills (b)			Delray & JCC (c)
	Year Ended December 31,
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Revenues from Rental Property	$6.9	$7.3	$7.8	$13.3	$14.0	$13.4	$1.4	$1.4	$0.6
Operating expenses	(3.4)	(3.0)	(3.2)	(6.0)	(5.8)	(6.0)	(0.9)	(1.1)	(0.3)
Interest expense	(2.3)	(2.7)	(2.8)	(5.0)	(5.0)	(5.0)	(1.2)	(1.4)	(0.6)
Depreciation and amortization	(2.5)	(2.3)	(3.6)	(4.6)	(4.0)	(4.4)	(0.7)	(0.8)	(0.1)
Other, net	(0.2)	0.1	0.3	-	-	0.2	-	-	-
	(8.4)	(7.9)	(9.3)	(15.6)	(14.8)	(15.2)	(2.8)	(3.3)	(1.0)
Net loss	$(1.5)	$(0.6)	$(1.5)	$(2.3)	$(0.8)	$(1.8)	$(1.4)	$(1.9)	$(0.4)

(a)

Represents a preferred equity investment which holds three operating properties in Boston, MA.   The Company sold its interest in this preferred equity joint venture during 2009, as such the result from operations are for the period the investment was held.

(b)

Represents a preferred equity investment which holds an operating property in Tucson, AZ.

(c)

Represents a preferred equity investment which holds two properties in Delray Beach, FL.

Summarized financial information relating to the Company’s preferred equity investments (excluding the investments presented separately above) is as follows (in millions):

	December 31,
	2009	2008
Assets:
Real estate, net	$1,886.5	$1,829.6
Other assets	155.0	112.8
	$2,041.5	$1,942.4
Liabilities and Partners’/Members’ Capital:
Notes and mortgages payable	$1,511.8	$1,411.2
Other liabilities	64.8	60.6
Partners’/Members’ capital	464.9	470.6
	$2,041.5	$1,942.4

	Year Ended December 31,
	2009	2008	2007
Revenues from rental property	$237.7	$238.0	$218.7
Operating expenses	(86.4)	(90.1)	(77.9)
Interest expense	(72.1)	(78.1)	(82.2)
Depreciation and amortization	(59.9)	(56.6)	(52.1)
Other expense, net	(9.3)	(1.7)	(1.6)
	(227.7)	(226.5)	(213.8)
Gain on disposition of properties	1.6	8.5	90.5
Net income	$11.6	$20.0	$95.4

In addition to the net leased portfolio VIE discussed above, the Company’s preferred equity investments include two additional investments that are VIEs for which the Company is not the primary beneficiary. These joint ventures were primarily established to develop real estate property for long-term investment. These entities were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support.  The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company is in a preferred position and would not absorb a majority of expected losses, nor would it receive a majority of the entity's expected residual returns.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company’s aggregate investment in these VIEs was approximately $3.0 million as of December 31, 2009, which is included in Other real estate investments in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be $5.5 million, which primarily represents the Company’s current investment and estimated future funding commitments.  One of these entities is encumbered by third party debt aggregating $0.9 million. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.  All future costs of development will be funded with capital contributions from the Company and the outside partners in accordance with their respective ownership percentages.

The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its invested capital.  As of December 31, 2009 and 2008, the Company’s invested capital in its preferred equity investments approximated $520.8 million and $534.0 million, respectively.

Other -

During 2008, the Company sold its 18.7% interest in a real estate company located in Mexico for approximately $23.2 million resulting in a gain of approximately $7.2 million.

Investment in Retail Store Leases -

The Company has interests in various retail store leases relating to the anchor store premises in neighborhood and community shopping centers.  These premises have been sublet to retailers who lease the stores pursuant to net lease agreements. Income from the investment in these retail store leases during the years ended December 31, 2009, 2008 and 2007, was approximately $0.8 million, $2.7 million and $1.2 million, respectively. These amounts represent sublease revenues during the years ended December 31, 2009, 2008 and 2007, of approximately $5.2 million, $7.1 million and $7.7 million, respectively, less related expenses of $4.4 million, $4.4 million and $5.1 million, respectively. The Company's future minimum revenues under the terms of all non-cancelable tenant subleases and future minimum obligations through the remaining terms of its retail store leases, assuming no new or renegotiated leases are executed for such premises, for future years are as follows (in millions): 2010, $6.0 and $3.7; 2011, $4.9 and $3.7; 2012, $3.8 and $2.9; 2013, $3.0 and $2.1; 2014, $1.8 and $1.2  and thereafter, $2.6 and $1.4, respectively.

Leveraged Lease -

During June 2002, the Company acquired a 90% equity participation interest in an existing leveraged lease of 30 properties. The properties are leased under a long-term bond-type net lease whose primary term expires in 2016, with the lessee having certain renewal option rights.  The Company’s cash equity investment was approximately $4.0 million.  This equity investment is reported as a net investment in leveraged lease in accordance with the FASB’s Lease guidance.

From 2002 to 2008, 18 of these properties were sold, whereby the proceeds from the sales were used to pay down the mortgage debt by approximately $31.2 million.

As of December 31, 2009, the remaining 12 properties were encumbered by third-party non-recourse debt of approximately $38.4 million that is scheduled to fully amortize during the primary term of the lease from a portion of the periodic net rents receivable under the net lease.

As an equity participant in the leveraged lease, the Company has no recourse obligation for principal or interest payments on the debt, which is collateralized by a first mortgage lien on the properties and collateral assignment of the lease.  Accordingly, this obligation has been offset against the related net rental receivable under the lease.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

At December 31, 2009 and 2008, the Company’s net investment in the leveraged lease consisted of the following (in millions):

	2009	2008
Remaining net rentals	$44.1	$53.8
Estimated unguaranteed residual value	31.7	31.7
Non-recourse mortgage debt	(34.5)	(38.5)
Unearned and deferred income	(37.0)	(43.0)
Net investment in leveraged lease	$4.3	$4.0

10.  Mortgages and Other Financing Receivables:

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company.  For a complete listing of the Company’s mortgages and other financing receivables at December 31, 2009, see Financial Statement Schedule IV included in this annual report on Form 10-K.

The following table reconciles mortgage loans and other financing receivables from January 1, 2007 to December 31, 2009 (in thousands):

	2009	2008	2007
Balance at January 1	$181,992	$153,847	$162,669

Additions:
New mortgage loans	8,316	86,247	62,362
Additions under existing mortgage loans	707	8,268	38,122
Foreign currency translation	6,324	-	-
Capitalized loan costs	60	605	675
Amortization of loan discounts	247	247	271

Deductions:
Collections of principal	(43,578)	(48,633)	(105,277)
Loan foreclosures	(17,312)	-	-
Loan impairments	(3,800)	-	-
Charge off/foreign currency translation	-	(15,630)	(1,837)
Amortization of loan premiums	(1,024)	(2,279)	(2,298)
Amortization of loan costs	(600)	(680)	(840)
Balance at December 31	$131,332	$181,992	$153,847

As noted in the table above, during 2009, the Company recognized non-cash impairment charges of approximately $3.8 million, against the carrying value of two mortgage loans.  Approximately $3.5 million of the $3.8 million of impairment charges was related to a mortgage receivable that was in default.  The Company began foreclosure proceedings on the underlying property during June 2009 and the process was completed in the fourth quarter 2009.  This impairment charge reflects the decrease in the estimated fair values of the real estate collateral.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

11.  Marketable Securities:

The amortized cost and estimated fair values of securities available-for-sale and held-to-maturity at December 31, 2009 and 2008, are as follows (in thousands):

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Equity and debt securities	$182,826	$4,896	$	$(21,629)	$166,093
Held-to-maturity:
Other debt securities	43,500	1,454		(7,042)	37,912
Total marketable securities	$226,326	$6,350		$(28,671)	$204,005

		December 31, 2008
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Equity and debt securities		$220,560	$122	$(60,518)	$160,164
Held-to-maturity:
Other debt securities		98,010	2,177	(41,565)	58,622
Total marketable securities	$	$ 318,570	$2,299	$(102,083)	$218,786

During February 2008, the Company acquired an aggregate $190 million Australian denominated (“AUD”) (approximately $170.1 million USD) convertible notes issued by a subsidiary of Valad Property Group (“Valad”), a publicly traded Australian company listed on the Australian stock exchange that is a diversified, property fund manager, investor, developer and property investment banker with property investments in Australia, Europe and Asia.  The notes are guaranteed by Valad and bear interest at 9.5% payable semi-annually in arrears.  The notes are repayable after five years with an option for Valad to extend up to 18 months, subject to certain interest rate and conversion price resets.  The notes are convertible any time into publicly traded Valad securities at a price of AUD$1.33.

In accordance with the FASB’s Derivative and Hedging guidance, the Company has bifurcated the conversion option within the Valad convertible notes and has separately accounted for this option as an embedded derivative.  The original host instrument is classified as an available-for-sale security at fair value and is included in Marketable securities on the Company’s Consolidated Balance Sheets with changes in the fair value recorded through Stockholders’ equity as a component of other comprehensive income.  At December 31, 2009 and 2008, the Company had an unrealized loss associated with these notes of approximately $21.6 million and $46.0 million, respectively.  Interest payments on the notes are current and all amounts due in accordance with contractual terms are considered probable by the Company.  The Company has the intent and ability to hold the notes to recover its investment, which may be to its maturity and therefore, does not believe that the decline in value at December 31, 2009, is other-than-temporary.  The embedded derivative is recorded at fair value and is included in Other assets on the Company’s Consolidated Balance Sheets with changes in fair value recognized in the Company’s Consolidated Statements of Operations.  The value attributed to the embedded convertible option was approximately AUD $14.3 million, (approximately USD $13.8 million).  As a result of the fair value remeasurement of this derivative instrument during 2009 and 2008, there was an AUD $1.4 million (approximately USD $1.6 million) and an AUD $5.5 million (approximately USD $5.9 million), respectively, unrealized increase in the fair value of the convertible option.  This unrealized increase is included in Other expense, net on the Company’s Consolidated Statements of Operations.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

During 2009, 2008 and 2007, the Company recorded non-cash impairment charges of approximately $26.1 million, $118.4 million and $5.3 million, respectively, before income tax benefits of approximately $0 million, $25.7 million and $2.1 million, respectively, due to the decline in value of certain marketable equity and other investments that were deemed to be other-than-temporary. These impairments were a result of the deterioration of the equity markets for these securities during 2009, 2008 and 2007 and the uncertainty of their future recoverability. Market value for these equity securities represents the closing price of each security as it appears on their respective stock exchange at the end of the period.  Details of these impairment charges are as follows (in millions):

	For the year ended December 31,
	2009	2008	2007
Valad	$-	$45.5	$-
Six Flags, including bonds	7.7	-	-
Innvest	-	24.2	-
Plazacorp	5.3	-	-
Cost method investments	3.0	17.7	-
Sears	-	8.8	-
Lexington	-	7.5	-
Winthrop	-	5.4	-
Capital & Regional	3.7	-	-
Other	6.4	9.3	5.3
	$26.1	$118.4	$5.3

At December 31, 2009, the Company’s investment in marketable securities was approximately $209.6 million which includes an aggregate unrealized loss of approximately $21.6 million relating to the Valad marketable debt securities. At December 31, 2009 there were no unrealized losses relating to marketable equity securities.  The Company does not believe that the declines in value of any of its remaining securities with unrealized losses are other-than-temporary at December 31, 2009.

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

During 2009, the Company received approximately $79.8 million in proceeds from the sale of certain marketable securities. The Company recognized gross realizable gains of approximately $8.5 million and gross realizable losses of approximately $2.6 million from sales of marketable securities during 2009.

During 2008, the Company received approximately $50.3 million in proceeds from the sale of certain marketable securities. The Company recognized gross realizable gains of approximately $15.9 million and gross realizable losses of approximately $1.9 million from its marketable securities during 2008.

During 2007, the Company received approximately $32.7 million in proceeds from the sale of certain marketable securities. The Company recognized gross realizable gains of approximately $11.5 million from sales of marketable securities during 2007.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

As of December 31, 2009, the contractual maturities of Other debt securities classified as held-to-maturity are as follows: within one year, $ 1.1 million; after one year through five years, $16.2 million; after five years through 10 years, $ 11.3 million; and after 10 years, $ 14.9 million.  Actual maturities may differ from contractual maturities as issuers may have the right to prepay debt obligations with or without prepayment penalties.

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

During the year ended December 31, 2009, the Company repaid (i) its $20.0 million 7.56% Medium Term Note, which matured in May 2009 and (ii) its $25.0 million 7.06% Medium Term Note, which matured in July 2009.

During the year ended December 31, 2008, the Company repaid its $100.0 million 3.95% Medium Term Notes, which matured on August 5, 2008 and its $25.0 million 7.2% Senior Notes, which matured on September 15, 2008.

Additionally during 2009, the Company repurchased in aggregate approximately $36.1 million in face value of its Medium Term Notes  and Fixed Rate Bonds for an aggregate discounted purchase price of approximately $33.7 million.  These transactions resulted in an aggregate gain of approximately $2.4 million.

As of December 31, 2009, a total principal amount of approximately $1.1 billion in senior fixed-rate MTNs was outstanding. These fixed-rate notes had maturities ranging from five months to six years as of December 31, 2009, and bear interest at rates ranging from 4.62% to 5.98%. Interest on these fixed-rate senior unsecured notes is payable semi-annually in arrears. Proceeds from these issuances were primarily used for the acquisition of neighborhood and community shopping centers, the expansion and improvement of properties in the Company’s portfolio and the repayment of certain debt obligations of the Company.

As of December 31, 2008, a total principal amount of approximately $1.2 billion in senior fixed-rate MTNs was outstanding. These fixed-rate notes had maturities ranging from five months to seven years as of December 31, 2009, and bear interest at rates ranging from 4.62% to 7.56%. Interest on these fixed-rate senior unsecured notes is payable semi-annually in arrears. Proceeds from these issuances were primarily used for the acquisition of neighborhood and community shopping centers, the expansion and improvement of properties in the Company’s portfolio and the repayment of certain debt obligations of the Company.

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

During 2009, the Company repaid its $130.0 million 6.875% senior notes, which matured on February 10, 2009.

As of December 31, 2009, the Company had a total principal amount of approximately $1.3 billion in fixed-rate unsecured senior notes. These fixed-rate notes had maturities ranging from nine months to nine years as of December 31, 2009, and bear interest at rates ranging from 4.70% to 7.95%.  Interest on these fixed-rate senior unsecured notes is payable semi-annually in arrears.

As of December 31, 2008, the Company had a total principal amount of approximately $1.2 billion in fixed-rate unsecured senior notes. These fixed-rate notes had maturities ranging from one month to eight years as of December 31, 2008, and bear interest at rates ranging from 4.70% to 7.95%.  Interest on these fixed-rate senior unsecured notes is payable semi-annually in arrears.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The scheduled maturities of all unsecured notes payable as of December 31, 2009, were approximately as follows (in millions): 2010, $223.7; 2011, $481.7; 2012, $215.9; 2013, $542.8; 2014, $295.3; and thereafter, $1,240.9.

During September 2009, the Company entered into a fifth supplemental indenture, under the indenture governing its Medium Term Notes and Senior Notes, which included the financial covenants for future offerings under this indenture that were removed by the fourth supplemental indenture.

In accordance with the terms of the Indenture, as amended, pursuant to which the Company's Senior Unsecured Notes, except for the $300.0 million issued during April 2007 under the fourth supplemental indenture, have been issued, the Company is subject to maintaining (a) certain maximum leverage ratios on both unsecured senior corporate and secured debt, minimum debt service coverage ratios and minimum equity levels, (b) certain debt service ratios, (c) certain asset to debt ratios and (d) restricted from paying dividends in amounts that exceed by more than $26.0 million the funds from operations, as defined, generated through the end of the calendar quarter most recently completed prior to the declaration of such dividend; however, this dividend limitation does not apply to any distributions necessary to maintain the Company's qualification as a REIT providing the Company is in compliance with its total leverage limitations.

During April 2009, the Company obtained a two-year $220.0 million unsecured term loan with a consortium of banks, which accrued interest at a spread of 4.65% to LIBOR (subject to a 2% LIBOR floor) or at the Company’s option, at a spread of 3.65% to the “ABR,” as defined in the Credit Agreement.  The term loan was scheduled to mature in April 2011.  The Company utilized proceeds from this term loan to partially repay the outstanding balance under the Company’s U.S. revolving credit facility and for general corporate purposes.  During September 2009, the Company fully repaid the $220.0 million outstanding balance and terminated this loan.

Credit Facilities –

During October 2007, the Company established a new $1.5 billion unsecured U.S. revolving credit facility (the "U.S. Credit Facility") with a group of banks, which is scheduled to expire in October 2011.  The Company has a one-year extension option related to this facility.  This credit facility has made available funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional management programs, (iii) development and redevelopment costs, and (iv) any short-term working capital requirements.  Interest on borrowings under the U.S. Credit Facility accrues at LIBOR plus 0.425% and fluctuates in accordance with changes in the Company’s senior debt ratings.  As part of this U.S. Credit Facility, the Company has a competitive bid option whereby the Company may auction up to $750.0 million of its requested borrowings to the bank group.  This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread. A facility fee of 0.15% per annum is payable quarterly in arrears.  As part of the U.S. Credit Facility, the Company has a $200.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Pounds Sterling, Japanese Yen or Euros.  Pursuant to the terms of the U.S. Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt, and (ii) minimum interest and fixed coverage ratios.  As of December 31, 2009, there was $139.5 million outstanding and $22.5 million appropriated letters of credit under this credit facility.

The Company also has a three-year CAD $250.0 million unsecured credit facility with a group of banks.  This facility bears interest at a rate of CDOR plus 0.425%, subject to change in accordance with the Company’s senior debt ratings and is scheduled to mature March 2011 with an additional one year extension option.  A facility fee of 0.15% per annum is payable quarterly in arrears.  This facility also permits U.S. dollar denominated borrowings.  Proceeds from this facility are used for general corporate purposes, including the funding of Canadian denominated investments.  As of December 31, 2009, there was no outstanding balance under this credit facility.  There are approximately CAD $67.4 million (approximately USD $64.0 million) appropriated for letters of credit under this credit facility at December 31, 2009 (see Note 21, Commitments and Contingencies).  The Canadian facility covenants are the same as the U.S. Credit Facility covenants described above.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During March 2008, the Company obtained a MXP 1.0 billion term loan, which bears interest at a rate of 8.58%, subject to change in accordance with the Company’s senior debt ratings, and is scheduled to mature in March 2013.  The Company utilized proceeds from this term loan to fully repay the outstanding balance of a MXP 500.0 million unsecured revolving credit facility, which had been terminated by the Company. Remaining proceeds from this term loan were used for funding MXP denominated investments.  As of December 31, 2009, the outstanding balance on this term loan was MXP 1.0 billion (approximately USD $76.6 million).

13.  Mortgages Payable:

During 2009, the Company (i) obtained 21 new non-recourse mortgages aggregating approximately $400.2 million, which bear interest at rates ranging from 5.95% to 8.00% and have maturities ranging from five months to six years (ii) assumed approximately $579.2 million of individual non-recourse mortgage debt relating to the acquisition of 22 operating properties, including approximately $1.6 million of fair value debt adjustments and (iii) paid off approximately $437.7 million of individual non-recourse mortgage debt that encumbered 24 operating properties.

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

Mortgages payable, collateralized by certain shopping center properties and related tenants' leases, are generally due in monthly installments of principal and/or interest which mature at various dates through 2031. Interest rates range from LIBOR plus 1.40% (1.65% at December 31, 2009) to 10.50% (weighted-average interest rate of 5.99% as of December 31, 2009).  The scheduled principal payments of all mortgages payable, excluding unamortized fair value debt adjustments of approximately $3.0 million, as of December 31, 2009, were approximately as follows (in millions): 2010, $152.7; 2011, $77.6; 2012, $241.0; 2013, $192.8; 2014, $249.4; and thereafter, $471.8.

14.  Construction Loans Payable:

During 2009, the Company fully repaid nine construction loans aggregating approximately $212.2 million.  As of December 31, 2009, total loan commitments on the Company’s four remaining construction loans aggregated approximately $69.7 million of which approximately $45.8 million has been funded.  These loans have scheduled maturities ranging from 11 months to 56 months (excluding any extension options which may be available to the Company) and bear interest at rates ranging from 2.13% to 4.50% at December 31, 2009.  These construction loans are collateralized by the respective projects and associated tenants’ leases.  The scheduled maturities of all construction loans payable as of December 31, 2009, were approximately as follows (in millions):  2010, $3.4; 2011, $26.8; 2012, $13.6; 2013, $0 and 2014, $2.0.

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

15.  Noncontrolling Interests:

Noncontrolling interests represent the portion of equity that the Company does not own in those entities it consolidates as a result of having a controlling interest or determined that the Company was the primary beneficiary of a VIE in accordance with the provisions of the FASB’s Consolidation guidance.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company accounts and reports for noncontrolling interests in accordance with the Consolidation guidance issued by the FASB.  The Company identifies its noncontrolling interests separately within the equity section on the Company’s Consolidated Balance Sheets.  Redeemable units are classified as Redeemable noncontrolling interests and presented between Total liabilities and Stockholder’s equity on the Company’s Consolidated Balance Sheets.  The amounts of consolidated net income attributable to the Company and to the noncontrolling interests are presented on the Company’s Consolidated Statements of Operations.

During 2006, the Company acquired seven shopping center properties located throughout Puerto Rico.  The properties were acquired through the issuance of approximately $158.6 million of non-convertible units, approximately $45.8 million of convertible units, the assumption of approximately $131.2 million of non-recourse debt and $116.3 million in cash. Noncontrolling interests related to these acquisitions was approximately $233.0 million of units, including premiums of approximately $13.5 million and a fair market value adjustment of approximately $15.1 million (the "Units"). The Company is restricted from disposing of these assets, other than through a tax free transaction until November 2015.

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

The following units have been redeemed as of December 31, 2009:

Type	Units Redeemed	Par Value Redeemed (in millions)	Redemption Type
Preferred A Units	2.2 million	$2.2	Cash
Class A Preferred Units	2,000	$20.0	Cash
Class B-1 Preferred Units	2,438	$24.4	Cash
Class B-2 Preferred Units	5,057	$50.6	Cash/Charitable Contribution
Class C DownReit Units	61,804	$1.9	Cash

Noncontrolling interest relating to these units was $113.1 million and $129.8 million as of December 31, 2009 and 2008, respectively.

During 2006, the Company acquired two shopping center properties located in Bay Shore and Centereach, NY. Included in Noncontrolling interests was approximately $41.6 million, including a discount of $0.3 million and a fair market value adjustment of $3.8 million, in redeemable units (the "Redeemable Units"), issued by the Company in connection with these transactions. The properties were acquired through the issuance of $24.2 million of Redeemable Units, which are redeemable at the option of the holder; approximately $14.0 million of fixed rate Redeemable Units and the assumption of approximately $23.4 million of non-recourse debt.  The Redeemable Units consist of (i) 13,963 Class A Units, par value $1,000 per unit, which pay the holder a return of 5% per annum of the Class A par value and are redeemable for cash by the holder at any time after April 3, 2011, or callable by the Company any time after April 3, 2016, and (ii) 647,758 Class B Units, valued at an issuance price of $37.24 per unit, which pay the holder a return at a rate equal to the Company’s common stock dividend and are redeemable by the holder at any time after April 3, 2007, for cash or at the

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

option of the Company for Common Stock at a ratio of 1:1, or callable by the Company any time after April 3, 2026.  The Company is restricted from disposing of these assets, other than through a tax free transaction, until April 2016 and April 2026 for the Centereach, NY, and Bay Shore, NY, assets, respectively.

During 2007, 30,000 units, or $1.1 million par value, of the Class B Units were redeemed by the holder in cash at the option of the Company. Noncontrolling interest relating to the units was $40.3 million and $40.5 million as of December 31, 2009 and 2008, respectively.

Noncontrolling interests also includes 138,015 convertible units issued during 2006, by the Company, which are valued at approximately $5.3 million, including a fair market value adjustment of $0.3 million, related to an interest acquired in an office building located in Albany, NY. These units are redeemable at the option of the holder after one year for cash or at the option of the Company for the Company’s common stock at a ratio of 1:1.  The holder is entitled to a distribution equal to the dividend rate of the Company’s common stock.  The Company is restricted from disposing of these assets, other than through a tax free transaction, until January 2017.

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the year ended December 31, 2009 and December 31, 2008 (amounts in thousands):

	2009	2008
Balance at January 1,	$115,853	$173,592
Unit redemptions	(14,889)	(55,110)
Fair market value amortization	(571)	(2,524)
Other	(89)	(105)
Balance at December 31,	$100,304	$115,853

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

	December 31,
	2009		2008
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value

Marketable Securities	$209,593	$204,006	$258,174	$218,786
Notes Payable	$3,000,303	$3,099,139	$3,440,819	$2,766,187
Mortgages Payable	$1,388,259	$1,377,224	$847,491	$838,503
Construction Payable	$45,821	$44,725	$268,337	$262,485
Mandatorily Redeemable Noncontrolling Interests (termination dates ranging from 2019 – 2027)	$2,768	$5,256	$2,895	$5,444

The Company has certain financial instruments that must be measured under the FASB’s Fair Value Measurements and Disclosures guidance, including: available for sale securities, convertible notes and derivatives. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

The Company has an investment in convertible notes for which it separately accounts for the conversion option as an embedded derivative. The convertible notes and conversion option are measured at fair value using widely accepted valuation techniques including pricing models. These models reflect the contractual terms of the convertible notes, including the term to maturity, and uses observable market-based inputs, including interest rate curves, implied volatilities, stock price, dividend yields and foreign exchange rates.  Based on these inputs the Company has determined that its convertible notes and conversion option valuations are classified within Level 2 of the fair value hierarchy.

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

 To comply with the FASB’s Fair Value Measurements and Disclosures guidance, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2009 and 2008 (in thousands):

	Balance at December 31,2009	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$25,812	$25,812	$-	$-
Convertible notes	$140,281	$-	$140,281	$-
Conversion option	$9,095	$-	$9,095	$-
Liabilities:
Interest rate swaps	$150	$-	$150	$-

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Balance at December 31,2008	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$46,452	$46,452	$-	$-
Convertible notes	$113,713	$-	$113,713	$-
Conversion option	$6,063	$-	$6,063	$-
Liabilities:
Interest rate swaps	$734	$-	$734	$-

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2009 are as follows (in thousands):

	Balance at December 31, 2009	Level 1	Level 2	Level 3
Assets:
Investments and advances in real estate joint ventures	$177,037	$-	$-	$177,037
Real estate under development/ redevelopment	$89,939	$-	$-	$89,939
Other real estate investments	$43,383	$-	$-	$43,383

During 2009, the Company recognized non-cash impairment charges of approximately $145.0 million relating to investments in real estate joint ventures, real estate under development, and other real estate investments.

During 2008, the Company recognized non-recurring non-cash impairment charges of $15.5 million against the carrying value of its investment in its unconsolidated joint ventures with PREI, KimPru, reflecting an other-than-temporary decline in the fair value of its investment resulting from further significant declines in the real estate markets during 2008.

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

17.  Financial Instruments - Derivatives and Hedging:

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risk through management of its core business activities. The company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company may use derivatives to manage exposures that arise from changes in interest rates, foreign currency exchange rate fluctuations and market value fluctuations of equity securities. The Company limits these risks by following established risk management policies and procedures including the use of derivatives.

Cash Flow Hedges of Interest Rate Risk -

 The Company, from time to time, hedges the future cash flows of its floating-rate debt instruments to reduce exposure to interest rate risk principally through interest rate swaps and interest rate caps with major financial institutions. The effective portion of the changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the year ended December 31, 2009, the Company had no hedge ineffectiveness.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Amounts reported in accumulated other comprehensive income related to cash flow hedges will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During 2010, the Company estimates that an additional $0.4 million will be reclassified as an increase to interest expense.

As of December 31, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivates	Number of Instruments	Notional
Interest Rate Caps	2	$ 83.1 million
Interest Rate Swaps	2	$ 23.6 million

The fair value of these derivative financial instruments classified as asset derivatives was $0.4 million and $0 for December 31, 2009 and 2008, respectively.  The fair value of these derivative financial instruments classified as liability derivatives was $(0.5) million and $(0.8) million for December 31, 2009 and 2008, respectively.

Credit-risk-related Contingent Features –

The Company has agreements with one of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has an agreement with a derivative counterparty that incorporates the loan covenant provisions of the Company's indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Company being in default on any derivative instrument obligations covered by the agreement.

18.

Preferred Stock, Common Stock and Convertible Unit Transactions –

During December 2009, the Company completed a primary public stock offering of 28,750,000 shares of the Company’s common stock.  The net proceeds from this sale of common stock, totaling approximately $345.1 million (after related transaction costs of $0.75 million) were used to partially repay the outstanding balance under the Company’s U.S. revolving credit facility.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The convertible units consist of (i) 2,627 Class B-1 Preferred Units, par value $10,000 per unit and 640,001 Class C DownREIT Units, valued at an issuance price of $30.52 per unit.  Both the Class B-1 Units and the Class C DownREIT Units are redeemable by the holder at any time after November 30, 2010, for cash, or at the Company’s option, shares of the Company’s common stock.  During 2007 - 2009, 2,438 units, or $24.4 million, of the Class B-1 Preferred Units were redeemed and 61,804 units, or $1.9 million, of the Class C DownREIT Units were redeemed under the Loan provision of the Agreement. The Company opted to settle these units in cash.

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

During April 2006, the Company acquired interests in two shopping center properties, located in Bay Shore and Centereach, NY, valued at an aggregate $61.6 million.  The properties were acquired through the issuance of units from a consolidated subsidiary and consist of approximately $24.2 million of Redeemable Units, which are redeemable at the option of the holder, approximately $14.0 million of fixed rate Redeemable Units and the assumption of approximately $23.4 million of non-recourse mortgage debt. The Company has the option to settle the redemption of the $24.2 million redeemable units with Common Stock, at a ratio of 1:1 or in cash.  From 2007 - 2009, 30,000 units, or $1.1 million par value, of the Redeemable Units were redeemed by the holder.  The Company opted to settle these units in cash.

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

The amount of consideration that would be paid to unaffiliated holders of units issued from the Company’s consolidated subsidiaries which are not mandatorily redeemable, as if the termination of these consolidated subsidiaries occurred on December 31, 2009, is approximately $21.3 million.  The Company has the option to settle such redemption in cash or shares of the Company’s common stock.  If the Company exercised its right to settle in Common Stock, the unit holders would receive approximately 1.6 million shares of Common Stock.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

19.  Supplemental Schedule of Non-Cash Investing/Financing Activities:

The following schedule summarizes the non-cash investing and financing activities of the Company for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Acquisition of real estate interests by assumption of debt	$577,604	$96,226	$82,614
Exchange of DownREIT units for Common Stock	$-	$80,000	$-
Disposition/transfer of real estate interest by origination of mortgage debt	$-	$27,175	$-
Acquisition of real estate interests through proceeds held in escrow	$-	$-	$68,031
Issuance of Restricted Common Stock	$3,415	$1,405	$-
Proceeds held in escrow through sale of real estate interest	$-	$11,195	$-
Disposition of real estate through the issuance of an unsecured obligation	$1,366	$6,265	$-
Investment in real estate joint venture by contribution of property	$-	$-	$740

Deconsolidation of Joint Venture:
Decrease in real estate and other assets	$-	$55,453	$113,074
Decrease in noncontrolling interest, construction loan and other liabilities	$-	$55,453	$113,074

Declaration of dividends paid in succeeding period	$76,707	$131,097	$112,052

Consolidation of Joint Ventures:
Increase in real estate and other assets	$47,368	$68,360	$-
Increase in mortgage payable	$35,104	$-	$-

20.  Transactions with Related Parties:

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

Ripco Real Estate Corp. was formed in 1991 and employs approximately 40 professionals and serves numerous retailers, REITS and developers.  Ripco’s business activities include serving as a leasing agent and representative for national and regional retailers including Target, Best Buy, Kohls and many others, providing real estate brokerage services and principal real estate investing.  Mr. Todd Cooper, an officer and 50% shareholder of Ripco, is a son of Mr. Milton Cooper, Executive Chairman of the Board of Directors of the Company.  During 2009 and 2008, the Company paid brokerage commissions of $0.7 million and $0.5 million, respectively, to Ripco for services rendered primarily as leasing agent for various national tenants in shopping center properties owned by the Company. The Company believes that the brokerage commissions paid were at or below the customary rates for such leasing services.

Additionally, the Company has the following joint venture investments with Ripco.  During 2005, the Company acquired three operating properties and one land parcel, through joint ventures, in which the Company and Ripco each hold 50% noncontrolling interests.  The Company accounts for its investment in these joint ventures under the equity method of accounting.  As of December 31, 2009, these joint ventures hold three individual one-year loans aggregating $17.3 million which are scheduled to mature in 2010 and bear interest at rates of LIBOR plus 2.75%.  These loans are jointly and severally guaranteed by the Company and the joint venture partner.

Reference is made to Note 8 for additional information regarding transactions with related parties.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

21.  Commitments and Contingencies:

Operations -

The Company and its subsidiaries are primarily engaged in the operation of shopping centers which are either owned or held under long-term leases which expire at various dates through 2095.  The Company and its subsidiaries, in turn, lease premises in these centers to tenants pursuant to lease agreements which provide for terms ranging generally from 5 to 25 years and for annual minimum rentals plus incremental rents based on operating expense levels and tenants' sales volumes. Annual minimum rentals plus incremental rents based on operating expense levels comprised approximately 99% of total revenues from rental property for each of the three years ended December 31, 2009, 2008 and 2007.

The future minimum revenues from rental property under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows (in millions): 2010, $609.4; 2011, $583.3; 2012, $535.5; 2013, $474.2; 2014, $402.4 and thereafter; $1,845.2.

Minimum rental payments under the terms of all non-cancelable operating leases pertaining to the Company’s shopping center portfolio for future years are approximately as follows (in millions): 2010, $13.2; 2011, $10.5; 2012, $9.3; 2013, $8.7; 2014, $8.1 and thereafter, $169.2.

Uncertain Tax Positions -

In June 2006, the FASB issued further guidance relating to income taxes which clarified the accounting for uncertainty in income taxes recognized in a company’s financial statements.  The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company does not have any material unrecognized tax benefits as of December 31, 2009.

Captive Insurance -

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

Guarantees -

During June 2007, the Company entered into a joint venture, in which the Company has a noncontrolling ownership interest, and acquired all of the common stock of InTown Suites Management, Inc.  This investment was funded with approximately $186.0 million of new cross-collateralized non-recourse mortgage debt with a fixed interest rate of 5.59%, encumbering 35 properties, a $153.0 million three-year unsecured credit facility, with two one-year extension options, which bears interest at LIBOR plus 0.375% and is guaranteed by the Company and the assumption of $278.6 million cross-collateralized non-recourse mortgage debt with fixed interest rates ranging from 5.19% to 5.89%, encumbering 86 properties. The joint venture partner has pledged its equity interest for any guaranty payment the Company is obligated to pay.  The outstanding balance on the three-year unsecured credit facility was $147.5 million as of December 31, 2009.  The joint venture obtained an interest rate swap at 5.37% on $128.0 million of this debt.  The swap is designated as a cash flow hedge and is deemed highly effective; as such adjustments to the swaps fair value are recorded in other comprehensive income at the joint venture level.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During November 2007, the Company entered into a joint venture, in which the Company has a noncontrolling ownership interest, to acquire a property in Houston, Texas. This investment was funded with a $24.5 million unsecured credit facility scheduled to mature in November 2009, with a six-month extension option which was exercised during 2009 and thus the maturity date is now April 2010, which bears interest at LIBOR plus 0.375% and is guaranteed by the Company. The outstanding balance on this credit facility as of December 31, 2009 was $24.5 million.

During April 2007, the Company entered into a joint venture, in which the Company has a 50% noncontrolling ownership interest to acquire a property in Visalia, CA. Subsequent to this acquisition the joint venture obtained a $6.0 million three-year promissory note which bears interest at LIBOR plus 0.75% and has an extension option of two-years.  This loan is jointly and severally guaranteed by the Company and the joint venture partner.  As of December 31, 2009, the outstanding balance on this loan was $6.0 million.

During August 2008, KimPru entered into a $650.0 million credit facility, which bears interest at a rate of LIBOR plus 1.25% and was initially scheduled to mature in August 2009.  This facility included an option to extend the maturity date for one year, subject to certain requirements including a reduction of the outstanding balance to $485.0 million.  During August 2009, KimPru exercised the one-year extension option and made an additional payment to reduce the balance to $485.0 million; as such the credit facility is scheduled to mature in August 2010.  Proceeds from this credit facility were used to repay the outstanding balance of $658.7 million under the $1.2 billion credit facility, which was scheduled to mature in October 2008 and bore interest at a rate of LIBOR plus 0.45%.   This facility is guaranteed by the Company with a guarantee from PREI to the Company for 85% of any guaranty payment the Company is obligated to make.  As of December 31, 2009, the outstanding balance on the credit facility was $331.0 million.

During 2006, an entity in which the Company has a preferred equity investment, located in Montreal, Canada, obtained a construction loan, which is collateralized by the respective land and project improvements.  Additionally, the Company has provided a partial guaranty to the lender of up to CAD $45 million (approximately USD $42.7 million) and the developer partner has provided an indemnity to the Company for 25% of all payments the Company is obligated to pay.  As of December 31, 2009, there was CAD $99.8 million (approximately USD $94.8 million) outstanding on this construction loan.

Additionally, the RioCan Ventures have a CAD $7.0 million (approximately USD $6.6 million) letter of credit facility.  This facility is jointly guaranteed by RioCan and the Company and had approximately CAD $4.9 million (approximately USD $4.6 million) outstanding as of December 31, 2009, relating to various development projects.

Additionally, during 2005, the Company acquired three operating properties and one land parcel, through joint ventures, in which the Company holds 50% noncontrolling interests. Subsequent to these acquisitions, the joint ventures obtained four individual loans aggregating $20.4 million with interest rates ranging from LIBOR plus 1.00% to LIBOR plus 3.50%. During 2007, one of these properties was sold for a sales price of approximately $10.5 million, including the pay down of $5.0 million of debt.  During 2008, one of the loans was increased by $2.0 million.  During 2009 these loans were extended to mature in 2010 at an interest rate of LIBOR plus 2.75%. As of December 31, 2009, there was an aggregate of $17.3 million outstanding on these loans.  These loans are jointly and severally guaranteed by the Company and the joint venture partner.

During 2009, a joint venture in which the Company has a 50% noncontrolling ownership interest obtained a new three-year $53.0 million loan which bears interest at a rate of 7.85%.  Proceeds from this mortgage and an additional $15.0 million capital contribution from the partners were used to repay $68.0 million in mortgage debt, which was scheduled to mature in 2009 and bore interest at a rate of LIBOR plus 1.16%. This mortgage is jointly and severally guaranteed by the Company and the joint venture partner. As of December 31, 2009, the outstanding balance on this loan was $52.8 million.

Additionally during 2009, a joint venture in which the Company has a 30% noncontrolling ownership interest obtained a new $59.0 million three-year mortgage loan, which bears interest at a rate of LIBOR plus 350 basis points. The Company and the holder of the remaining 70% ownership interest guarantee, jointly and severally, up to $10.0 million of this mortgage.  As of December 31, 2009, the outstanding balance on this loan was $59.0 million.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company evaluated these guarantees in connection with the provisions of the FASB’s Guarantees guidance and determined that the impact did not have a material effect on the Company’s financial position or results of operations.

Letters of Credit -

The Company has issued letters of credit in connection with the completion and repayment guarantees for construction loans encumbering certain of the Company’s ground-up development projects and guaranty of payment related to the Company’s insurance program.  These letters of credit aggregate approximately $23.9 million.

During August 2009, the Company became obligated to issue a letter of credit for approximately CAD $66.0 million (approximately USD $62.7 million) relating to a tax assessment dispute with the Canada Revenue Agency (“CRA”).  The letter of credit has been issued under the Company’s CAD $250 million credit facility. The dispute is in regards to three of the Company’s wholly-owned subsidiaries which hold a 50% co-ownership interest in Canadian real estate. However, applicable Canadian law requires that a non-resident corporation post sufficient collateral to cover a claim for taxes assessed. As such, the Company issued its letter of credit as required by the governing law.  The Company strongly believes that it has a justifiable defense against the dispute which will release the Company from any and all liability.

Other -

In connection with the construction of its development projects and related infrastructure, certain public agencies require performance and surety bonds be posted to guarantee that the Company’s obligations are satisfied.  These bonds expire upon the completion of the improvements and infrastructure.  As of December 31, 2009, there were approximately $52.8 million bonds outstanding.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business.  These matters are generally covered by insurance.  Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

22.  Incentive Plans:

The Company maintains a stock option plan (the "Plan") pursuant to which a maximum of 47,000,000 shares of the Company’s common stock may be issued for qualified and non-qualified options. Options granted under the Plan generally vest ratably over a three to five-year term, expire ten years from the date of grant and are exercisable at the market price on the date of grant, unless otherwise determined by the Board at its sole discretion. In addition, the Plan provides for the granting of certain options to each of the Company’s non-employee directors (the "Independent Directors") and permits such Independent Directors to elect to receive deferred stock awards in lieu of directors’ fees.

The Company accounts for stock options in accordance with FASB’s Compensation – Stock Compensation guidance which requires that all share based payments to employees, including grants of employee stock options, be recognized in the statement of operations over the service period based on their fair values.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing formula.  The assumption for expected volatility has a significant affect on the grant date fair value.  Volatility is determined based on the historical equity of common stock for the most recent historical period equal to the expected term of the options plus an implied volatility measure.  The more significant assumptions underlying the determination of fair values for options granted during 2009, 2008 and 2007 were as follows:

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Year Ended December 31,
	2009	2008	2007
Weighted average fair value of options granted	$3.16	$5.73	$7.41
Weighted average risk-free interest rates	2.54%	3.13%	4.50%
Weighted average expected option lives (in years)	6.25	6.38	6.50
Weighted average expected volatility	45.81%	26.16%	19.01%
Weighted average expected dividend yield	5.48%	4.33%	3.77%

Information with respect to stock options under the Plan for the years ended December 31, 2009, 2008, and 2007 are as follows:

	Shares		Weighted-Average Exercise Price Per Share	Aggregate Intrinsic value (in millions)
Options outstanding, January 1, 2007	14,793,593		$25.93	$281.4
Exercised	(1,884,421)		$20.22
Granted	2,971,900		$41.41
Forfeited	(257,618)		$35.87
Options outstanding, December 31, 2007	15,623,454		$29.39	$133.7
Exercised	(1,862,209)		$20.59
Granted	2,903,475		$37.29
Forfeited	(400,898)		$38.64
Options outstanding, December 31, 2008	16,263,822		$31.58	$7.6
Exercised	(116,418)		$12.79
Granted	1,746,000		$11.58
Forfeited	(332,483)		$33.57
Options outstanding, December 31, 2009	17,560,921		$29.69	$3.4
Options exercisable (fully vested)-		$
December 31, 2007	9,307,184		$23.10	$123.8
December 31, 2008	9,011,677		$26.00	$7.6
December 31, 2009	10,869,336		$28.36	$0.0

The exercise prices for options outstanding as of December 31, 2009, range from $7.22 to $53.14 per share.  The Company estimates forfeitures based on historical data.  The weighted-average remaining contractual life for options outstanding as of December 31, 2009, was approximately 6.3 years. The weighted-average remaining contractual term of options currently exercisable as of December 31, 2009, was approximately 5.8 years.  Options to purchase 2,989,805, 5,031,718, and 2,996,321, shares of the Company’s common stock were available for issuance under the Plan at December 31, 2009, 2008 and 2007, respectively.  As of December 31, 2009, the Company had 6,691,585 options expected to vest, with a weighted-average exercise price per share of $31.87 and an aggregate intrinsic value of $3.4 million.

Cash received from options exercised under the Plan was approximately $1.5 million, $38.3 million, and $38.1 million, for the years ended December 31, 2009, 2008 and 2007, respectively.  The total intrinsic value of options exercised during 2009, 2008 and 2007 was approximately $0.2 million, $35.0 million, and $54.4 million, respectively.

The Company recognized stock options expense of $11.3 million, $12.3 million, and $12.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, the Company had $21.5 million of total unrecognized compensation cost related to unvested stock compensation granted under the Company’s Plan.  That cost is expected to be recognized over a weighted average period of approximately 2.3 years.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company maintains a 401(k) retirement plan covering substantially all officers and employees, which permits participants to defer up to the maximum allowable amount determined by the Internal Revenue Service of their eligible compensation. This deferred compensation, together with Company matching contributions, which generally equal employee deferrals up to a maximum of 5% of their eligible compensation (capped at $170,000), is fully vested and funded as of December 31, 2009.  The Company contributions to the plan were approximately $1.8 million, $1.5 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Due to declining economic conditions resulting in the lack of transactional activity within the real estate industry as a whole, the Company had accrued approximately $3.6 million at December 31, 2008, relating to severance costs associated with employees that had been terminated during January 2009.  Also, as a result of continued economic decline, the Company recorded an additional accrual of approximately $3.6 million for severance costs associated with employee terminations during 2009.

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

Reconciliation between GAAP Net Income and Federal Taxable Income:

The following table reconciles GAAP net (loss)/income to taxable income for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009 (Estimated)	2008 (Actual)	2007 (Actual)
GAAP net (loss)/income	$(3,942)	$249,902	$442,830
Less: GAAP net loss/(income) of taxable REIT subsidiaries	67,843	(9,002)	(98,542)
GAAP net income from REIT operations (a)	63,901	240,900	344,288
Net book depreciation in excess of tax depreciation	24,261	19,249	31,963
Deferred/prepaid/above and below market rents, net	(18,967)	(17,521)	(12,879)
Book/tax differences from non-qualified stock options	12,107	(15,994)	(26,210)
Book/tax differences from investments in real estate joint ventures	55,101	55,047	5,740
Book/tax difference on sale of property	(13,478)	5,617	(8,788)
Valuation adjustment of foreign currency contracts	-	(35)	308
Book adjustment to property carrying values and marketable equity securities	122,903	71,638	-
Other book/tax differences, net	1,312	10,769	23,911
Adjusted taxable income subject to 90% dividend requirements	$247,140	$369,670	$358,333

Certain amounts in the prior periods have been reclassified to conform to the current year presentation.

(a)  All adjustments to "GAAP net (loss)/income from REIT operations" are net of amounts attributable to noncontrolling interest and taxable REIT subsidiaries.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Reconciliation between Cash Dividends Paid and Dividends Paid Deductions (in thousands):

For the years ended December 31, 2009, 2008 and 2007 cash dividends paid exceeded the dividends paid deduction and amounted to $ 331,025, $469,024, and $384,502, respectively.

Characterization of Distributions:

The following characterizes distributions paid for the years ended December 31, 2009, 2008 and 2007, (in thousands):

	2009		2008		2007
Preferred F Dividends
Ordinary income	$11,638	100%	$9,079	78%	$7,123	61%
Capital gain	-	-%	2,559	22%	4,515	39%
	$11,638	100%	$11,638	100%	$11,638	100%
Preferred G Dividends
Ordinary income	$35,650	100%	$28,197	78%	$-	-
Capital gain	-	-%	7,948	22%	-	-
	$35,650	100%	$36,145	100%	$-	-
Common Dividends
Ordinary income	$204,291	72%	$290,656	69%	$207,587	56%
Capital gain	-	-%	80,036	19%	131,558	35%
Return of capital	79,446	28%	50,549	12%	33,719	9%
	$283,737	100%	$421,241	100%	$372,864	100%

Total dividends distributed	$331,025		$469,024		$384,502

Taxable REIT Subsidiaries ("TRS"):

The Company is subject to federal, state and local income taxes on the income from its TRS activities, which include Kimco Realty Services ("KRS"), a wholly owned subsidiary of the Company and the consolidated entities of FNC, and Blue Ridge Real Estate Company/Big Boulder Corporation.

Income taxes have been provided for on the asset and liability method as required by the FASB’s Income Tax guidance.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of the TRS assets and liabilities.

The Company’s taxable income for book purposes and provision for income taxes relating to the Company’s TRS and taxable entities which have been consolidated for accounting reporting purposes, for the years ended December 31, 2009, 2008, and 2007, are summarized as follows (in thousands):

	2009	2008	2007
(Loss)/income before income taxes	$(104,231)	$(3,972)	$109,057
Benefit/(provision) for income taxes:
Federal	35,254	11,026	(6,565)
State and local	1,133	1,948	(3,950)
Total tax benefit/(provision)	36,387	12,974	(10,515)
GAAP net (loss)/income from taxable REIT subsidiaries	$(67,844)	$9,002	$98,542

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company’s deferred tax assets and liabilities at December 31, 2009 and 2008, were as follows (in thousands):

	2009	2008
Deferred tax assets:
Operating losses	$55,613	$48,863
Tax/GAAP basis differences	72,023	71,747
Tax credit carryforwards	6,319	-
Valuation allowance	(33,783)	(33,783)
Total deferred tax assets	100,172	86,827
Deferred tax liabilities	(13,833)	(2,656)
Net deferred tax assets	$86,339	$84,171

As of December 31, 2009, the Company had net deferred tax assets of approximately $86.3 million. This net deferred tax asset includes approximately $12.0 million for the tax effect of net operating losses, (“NOL”) after the impact of a valuation allowance of $33.8 million, relating to FNC, a consolidated entity in which the Company has a 53% ownership interest. The partial valuation allowance on the FNC deferred tax asset primarily results from current projected taxable income, being more likely than not, insufficient to utilize the full amount of the deferred tax asset. The Company’s remaining net deferred tax asset of approximately $74.3 million primarily relates to KRS and consists of (i) $13.8 million in deferred tax liabilities, (ii) $9.8 million in NOL carry forwards that expire in 2029, (iii) $6.3 million in tax credit carry forwards, $4.0 million of which expire in 2029 and $2.3 million that do not expire  and (iv) $72.0 million primarily relating to differences in GAAP book basis and tax basis of accounting for (i) real estate assets (ii) real estate joint ventures, (iii) other real estate investments, and (iv) asset impairments charges that have been recorded for book purposes but not yet recognized for tax purposes and (v) other miscellaneous deductible temporary differences.

As of December 31, 2009, the Company determined that no valuation allowance was needed against the $74.3 million net deferred tax asset within KRS. This determination was based upon the Company’s analysis of both positive evidence, which includes future projected income for KRS and negative evidence, which consists of a three year cumulative pre-tax book loss of approximately $23.0 million for KRS. The cumulative loss was primarily the result of significant impairment charges taken by KRS during 2009 and 2008 of approximately $91.7 million and approximately $82.2 million, respectively. KRS has a strong earnings history exclusive of the impairment charges. Since 2001, KRS has produced substantial taxable income in each year through 2008. Over the prior three years (2006 through 2008) KRS generated approximately $69.3 million of taxable income, before net operating loss carryovers.

KRS activities primarily consisted of a merchant building business for the ground-up development of shopping center properties and subsequent sale upon completion and investments which include redevelopment properties and joint venture investments including KRS’s investment in the Albertson’s joint venture.  During 2009, the Company changed its merchant building strategy from a sale upon completion strategy to a long-term hold strategy for its remaining merchant building projects.

To determine future projected income the Company scheduled KRS’s pre-tax book income and taxable income over a twenty year period taking into account its continuing operations (“core earnings”).  Core earnings consist of estimated net operating income for properties currently in service and generating rental income from existing tenants. Major lease turnover is not expected in these properties as these properties were generally constructed and leased within the past two years. To allow the forecast to remain objective and verifiable, no income growth was forecasted for any other aspect of KRS’s continuing business activities including its investment in the Albertson’s joint venture. The Company also included future known events in its projected income forecast such as the maturity of certain mortgages and construction loans which will significantly reduce the amount of interest expense incurred in future years. Additionally, the Company has also committed to certain actions which will result in reducing leverage at KRS. With the Company’s change in its merchant building strategy, future business operations at KRS will not support its current capital structure which consists of approximately $564 million of intercompany loans the Company has made to KRS to fund its merchant building operation.  KRS incurred approximately $32.1 million of interest expense related to the intercompany financing during 2009. The Company will recapitalize a significant portion of the debt to reflect KRS’s ongoing business activities.  The twenty year taxable income estimate reduces intercompany interest in accordance with this plan.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company’s projection of KRS’s future taxable income, utilizing the assumptions above with respect to core earnings and reductions in interest expense due to debt maturities and the Company’s recapitalization plans generates approximately $205.2 million in future taxable income, which is sufficient to fully utilize KRS’s $74.3 million net deferred tax asset. As a result of this analysis the Company has determined it is more likely than not that KRS’s net deferred tax asset of $74.3 million will be realized and therefore, no valuation allowance is needed at December 31, 2009. If future income projections do not occur as forecasted or the Company incurs additional impairment losses, the Company will reevaluate the need for a valuation allowance.

Deferred tax assets and deferred tax liabilities are included in the caption Other assets and Other liabilities on the accompanying Consolidated Balance Sheets at December 31, 2009 and 2008.  Operating losses and the valuation allowance are primarily due to the Company’s consolidation of FNC for accounting and reporting purposes.  At December 31, 2009, FNC had approximately $117.5 million of NOL carryforwards that expire from 2022 through 2025, with a tax value of approximately $45.8 million.  At December 31, 2008, FNC had approximately $125.3 million of NOL carry forwards, with a tax value of approximately $48.9 million.  A valuation allowance of $33.8 million has been established for a portion of these deferred tax assets.

(Benefit)/provision differ from the amount computed by applying the statutory federal income tax rate to taxable income before income taxes were as follows (in thousands):

	2009	2008	2007
Federal (benefit)/provision at statutory tax rate (35%)	$(36,481)	$(1,390)	$38,170
State and local taxes, net of federal (benefit)/provision	(6,775)	(258)	7,089
Other	6,869	(8,283)	(3,552)
Valuation allowance decrease	-	(3,043)	(31,192)
	$(36,387)	$(12,974)	$10,515

24.  Supplemental Financial Information:

The following represents the results of operations, expressed in thousands except per share amounts, for each quarter during the years 2009 and 2008:

	2009 (Unaudited)
	Mar. 31	June 30	Sept. 30	Dec. 31
Revenues from rental property(1)	$193,895	$189,285	$191,885	$211,822

Net income/(loss) attributable to the Company	$38,424	$(134,651)	$40,108	$52,177

Net income/(loss) per common share:
Basic	$0.10	$(0.40)	$0.07	$0.11
Diluted	$0.10	$(0.40)	$0.07	$0.11

	2008 (Unaudited)
	Mar. 31	June 30	Sept. 30	Dec. 31
Revenues from rental property(1)	$188,794	$182,970	$189,951	$196,989

Net income/(loss) attributable to the Company	$98,467	$94,374	$108,584(a)	$(51,523)(a)

Net income/(loss) per common share:
Basic	$0.34	$0.33	$0.38	$(0.24)
Diluted	$0.34	$0.32	$0.37	$(0.24)

(1)  All periods have been adjusted to reflect the impact of operating properties sold during 2009 and 2008 and properties classified as held for sale as of December 31, 2009, which are reflected in the caption Discontinued operations on the accompanying Consolidated Statements of Operations.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

Accounts and notes receivable in the accompanying Consolidated Balance Sheets are net of estimated unrecoverable amounts of approximately $12.2 million and $9.0 million of billed accounts receivable and $10.1 million and $13.3 million for accrued unbilled common area maintenance and real estate recoveries at December 31, 2009 and 2008, respectively.

25.  Pro Forma Financial Information (Unaudited):

As discussed in Notes 5, 6 and 7, the Company and certain of its subsidiaries acquired and disposed of interests in certain operating properties during 2009.  The pro forma financial information set forth below is based upon the Company's historical Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, adjusted to give effect to these transactions at the beginning of each year.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of operations for future periods.  (Amounts presented in millions, except per share figures.)

	Year ended December 31,
	2009	2008
Revenues from rental property	$864.0	$853.5
Net income	$22.4	$274.1
Net (loss)/income attributable to the Company’s common shareholders	$(34.9)	$201.6

Net (loss)/income attributable to the Company’s common shareholders per common share:
Basic	$(0.10)	$0.78
Diluted	$(0.10)	$0.78

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2009, 2008 and 2007

(in thousands)

	Balance at beginning of period	Charged to expenses	Adjustments to valuation accounts	Deductions	Balance at end of period
Year Ended December 31, 2009
Allowance for uncollectable accounts	$9,000	$4,579	$-	$(1,379)	$12,200

Allowance for deferred tax asset	$33,783	$34,800	$(34,800)	$-	$33,783

Year Ended December 31, 2008
Allowance for uncollectable accounts	$9,000	$3,066	$-	$(3,066)	$9,000

Allowance for deferred tax asset	$36,826	$-	$(3,043)	$-	$33,783

Year Ended December 31, 2007
Allowance for uncollectable accounts	$8,500	$614	$-	$(114)	$9,000

Allowance for deferred tax asset	$68,018	$-	$(31,192)	$-	$36,826

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2009

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

KDI-GLENN SQUARE	3,306,779	-	43,597,134	3,306,779	43,597,134	46,903,913	-	46,903,913		2006(C)
KDI-THE GROVE	18,951,763	6,403,809	29,794,616	16,395,647	38,754,541	55,150,188	-	55,150,188		2007(C)
KDI-CHANDLER AUTO MALLS	9,318,595	-	(4,464,073)	4,550,435	304,087	4,854,522	-	4,854,522		2004(C)
DEV- EL MIRAGE	6,786,441	503,987	118,664	6,786,441	622,650	7,409,091	-	7,409,091		2008 (C)
TALAVI TOWN CENTER	8,046,677	17,337,326	-	8,046,677	17,337,326	25,384,003	6,299,843	19,084,160		2007(A)
KIMCO MESA 679, INC. AZ	2,915,000	11,686,291	1,743,958	2,915,000	13,430,249	16,345,249	4,053,990	12,291,259		1998(A)
MESA PAVILLIONS	6,060,019	35,496,381	-	6,060,019	35,496,381	41,556,400	260,473	41,295,927		2009(A)
MESA RIVERVIEW	15,000,000	-	134,342,773	307,992	149,034,781	149,342,773	11,318,376	138,024,398		2005(C)
KDI-ANA MARIANA POWER CENTER	30,043,645	-	3,187,331	30,131,356	3,099,620	33,230,976	-	33,230,976		2006(C)
METRO SQUARE	4,101,017	16,410,632	603,390	4,101,017	17,014,022	21,115,039	5,482,522	15,632,516		1998(A)
HAYDEN PLAZA NORTH	2,015,726	4,126,509	5,463,097	2,015,726	9,589,606	11,605,332	2,547,014	9,058,318		1998(A)
PHOENIX, COSTCO	5,324,501	21,269,943	948,347	4,577,869	22,964,922	27,542,791	4,353,382	23,189,409		1998(A)
PHOENIX	2,450,341	9,802,046	781,721	2,450,341	10,583,767	13,034,108	3,466,377	9,567,731		1997(A)
PINACLE PEAK- N. CANYON RANCH	1,228,000	11,323,430	-	1,228,000	11,323,430	12,551,430	114,547	12,436,882	4,270,646	2009(A)
KDI-ASANTE RETAIL CENTER	8,702,635	3,405,683	2,868,485	11,039,472	3,937,331	14,976,803	-	14,976,803		2004(C)
DEV-SURPRISE II	4,138,760	94,572	1,035	4,138,760	95,607	4,234,367	-	4,234,367		2008(C)
ALHAMBRA, COSTCO	4,995,639	19,982,557	42,891	4,995,639	20,025,448	25,021,087	6,014,748	19,006,340		1998(A)
ANGEL'S CAMP TOWN CENTER	1,000,000	6,050,548	-	1,000,000	6,050,548	7,050,548	21,083	7,029,465		2009(A)
MADISON PLAZA	5,874,396	23,476,190	309,125	5,874,396	23,785,316	29,659,711	7,077,597	22,582,115		1998(A)
CHULA VISTA, COSTCO	6,460,743	25,863,153	11,674,917	6,460,743	37,538,070	43,998,813	9,079,551	34,919,263		1998(A)
CORONA HILLS, COSTCO	13,360,965	53,373,453	4,748,464	13,360,965	58,121,917	71,482,882	16,554,982	54,927,899		1998(A)
EAST AVENUE MARKET PLACE	1,360,457	3,055,127	248,550	1,360,457	3,303,677	4,664,134	1,769,879	2,894,255	1,993,088	2006(A)
LABAND VILLAGE SC	5,600,000	13,289,347	37,761	5,605,237	13,321,871	18,927,108	2,794,477	16,132,632	8,773,354	2008(A)
CUPERTINO VILLAGE	19,886,099	46,534,919	5,509,724	19,886,099	52,044,643	71,930,742	12,135,834	59,794,908	35,838,431	2006(A)
CHICO CROSSROADS	9,975,810	30,534,524	(135,630)	9,985,652	30,389,052	40,374,704	3,780,385	36,594,320	25,372,802	2008(A)
CORONA HILLS MARKETPLACE	9,727,446	24,778,390	19,164	9,727,446	24,797,554	34,525,000	3,335,186	31,189,815		2007(A)
ELK GROVE VILLAGE	1,770,000	7,470,136	679,860	1,770,000	8,149,995	9,919,995	3,881,399	6,038,595	2,102,797	2006(A)
WATERMAN PLAZA	784,851	1,762,508	(110,571)	784,851	1,651,937	2,436,788	783,518	1,653,269	1,437,850	2006(A)
RIVER PARK SHOPPING CENTER	4,324,000	19,740,801	-	4,324,000	19,740,801	24,064,801	122,085	23,942,716		2009(A)
GOLD COUNTRY CENTER	3,272,212	7,864,878	27,686	3,276,290	7,888,486	11,164,776	1,243,868	9,920,908	7,144,447	2008(A)
LA MIRADA THEATRE CENTER	8,816,741	35,259,965	(7,643,343)	6,888,680	29,544,684	36,433,363	8,632,660	27,800,704		1998(A)
YOSEMITE NORTH SHOPPING CTR	2,120,247	4,761,355	564,711	2,120,247	5,326,066	7,446,312	2,810,196	4,636,116		2006(A)
RALEY'S UNION SQUARE	1,185,909	2,663,149	(135,873)	1,185,909	2,527,276	3,713,186	1,187,882	2,525,303		2006(A)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

NOVATO FAIR S.C.	9,259,778	15,527,128	-	9,259,778	15,527,128	24,786,906	316,653	24,470,253	13,319,837	2009(A)
SOUTH NAPA MARKET PLACE	1,100,000	22,159,086	6,838,973	1,100,000	28,998,059	30,098,059	5,998,584	24,099,474		2006(A)
PLAZA DI NORTHRIDGE	12,900,000	40,574,842	3,847,930	12,900,000	44,422,772	57,322,772	8,729,190	48,593,582	27,516,779	2005(A)
POWAY CITY CENTRE	5,854,585	13,792,470	7,701,699	7,247,814	20,100,941	27,348,754	3,657,681	23,691,074		2005(A)
REDWOOD CITY	2,552,000	6,965,158	-	2,552,000	6,965,158	9,517,158	30,558	9,486,600	5,628,061	2009(A)
STANFORD RANCH	11,159,665	20,072,454	-	11,159,665	20,072,454	31,232,119	225,816	31,006,303		2009(A)
RANCHO SAN DIEGO	4,655,250	19,777,030	-	4,655,250	19,777,030	24,432,280	82,591	24,349,689		2009(A)
NORTH POINT PLAZA	1,299,733	2,918,760	246,929	1,299,733	3,165,689	4,465,422	1,693,569	2,771,853		2006(A)
RED BLUFF SHOPPING CTR	1,410,936	3,168,485	(125,876)	1,410,936	3,042,609	4,453,546	1,415,594	3,037,951		2006(A)
TYLER STREET	3,020,883	7,811,339	27,444	3,024,927	7,834,739	10,859,666	2,013,435	8,846,232	6,877,365	2008(A)
THE CENTRE	3,403,724	13,625,899	309,621	3,403,724	13,935,520	17,339,244	3,618,924	13,720,321		1999(A)
SANTA ANA, HOME DEPOT	4,592,364	18,345,257	-	4,592,364	18,345,257	22,937,622	5,483,496	17,454,125		1998(A)
SAN DIEGO/4649&4605 MORENA BLV	16,092,000	20,319,048	-	16,092,000	20,319,048	36,411,048	139,843	36,271,205		2009(A)
SAN/DIEGO CARMEL MOUNTAIN	5,322,600	10,693,729	-	5,322,600	10,693,729	16,016,329	81,385	15,934,944		2009(A)
TOWNE CENTER EAST	8,233,500	29,258,874	-	8,233,500	29,258,874	37,492,374	232,554	37,259,820		2009(A)
FULTON MARKET PLACE	2,966,018	6,920,710	895,059	2,966,018	7,815,768	10,781,787	1,894,712	8,887,074		2005(A)
MARIGOLD SC	15,300,000	25,563,978	3,382,397	15,300,000	28,946,375	44,246,375	7,777,147	36,469,228	16,440,435	2005(A)
ELVERTA CROSSING	3,520,333	5,567,041	-	3,520,333	5,567,041	9,087,374	73,031	9,014,342		2009(A)
BLACK MOUNTAIN VILLAGE	4,678,015	11,913,344	-	4,678,015	11,913,344	16,591,359	2,399,764	14,191,595		2007(A)
REDHAWK TOWN CENTER-RETAIL	12,390,464	25,200,417	-	12,390,464	25,200,417	37,590,881	93,891	37,496,990	25,394,012	2009(A)
TRUCKEE CROSSROADS	2,140,000	8,255,753	477,340	2,140,000	8,733,093	10,873,093	4,493,076	6,380,017	3,828,814	2006(A)
PARK PLACE	7,871,396	7,783,604	-	7,871,396	7,783,604	15,655,000	67,638	15,587,362		2009(A)
WESTLAKE SHOPPING CENTER	16,174,307	64,818,562	91,280,161	16,174,307	156,098,723	172,273,029	16,782,188	155,490,841		2002(A)
VILLAGE ON THE PARK	2,194,463	8,885,987	5,571,062	2,194,463	14,457,049	16,651,512	3,240,567	13,410,946		1998(A)
AURORA QUINCY	1,148,317	4,608,249	394,461	1,148,317	5,002,710	6,151,027	1,466,408	4,684,620		1998(A)
AURORA EAST BANK	1,500,568	6,180,103	585,526	1,500,568	6,765,629	8,266,197	2,057,260	6,208,937		1998(A)
SPRING CREEK COLORADO	1,423,260	5,718,813	1,292,298	1,423,260	7,011,111	8,434,371	1,787,798	6,646,573		1998(A)
DENVER WEST 38TH STREET	161,167	646,983	-	161,167	646,983	808,150	197,668	610,482		1998(A)
ENGLEWOOD PHAR MOR	805,837	3,232,650	208,712	805,837	3,441,362	4,247,199	1,029,953	3,217,246		1998(A)
FORT COLLINS	1,253,497	7,625,278	1,599,608	1,253,497	9,224,886	10,478,382	2,001,066	8,477,316	2,393,975	2000(A)
HERITAGE WEST	1,526,576	6,124,074	168,345	1,526,576	6,292,419	7,818,995	1,914,420	5,904,575		1998(A)
WEST FARM SHOPPING CENTER	5,805,969	23,348,024	661,091	5,805,969	24,009,115	29,815,084	7,027,226	22,787,857		1998(A)
FARMINGTON PLAZA	433,713	1,211,800	185,657	433,713	1,397,457	1,831,170	85,456	1,745,714	387,559	2005(A)
N.HAVEN, HOME DEPOT	7,704,968	30,797,640	708,642	7,704,968	31,506,282	39,211,250	9,234,037	29,977,213		1998(A)
WATERBURY	2,253,078	9,017,012	701,706	2,253,078	9,718,718	11,971,796	3,853,474	8,118,322		1993(A)
DOVER	122,741	66,738	5,001,096	3,024,375	2,166,201	5,190,575	2,221	5,188,354		2003(A)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

ELSMERE	-	3,185,642	79,886	-	3,265,528	3,265,528	3,185,642	79,886		1979(C)
ALTAMONTE SPRINGS	770,893	3,083,574	(1,338,860)	538,796	1,976,811	2,515,607	703,383	1,812,224		1995(A)
AUBURNDALE	751,315	-	-	751,315	-	751,315	-	751,315		2009(A)
BOCA RATON	573,875	2,295,501	1,710,546	733,875	3,846,047	4,579,922	1,690,729	2,889,193		1992(A)
BAYSHORE GARDENS, BRADENTON FL	2,901,000	11,738,955	772,764	2,901,000	12,511,719	15,412,719	3,743,079	11,669,640		1998(A)
BRADENTON PLAZA	527,026	765,252	138,607	527,026	903,859	1,430,885	59,851	1,371,033		2005(A)
SHOPPES @ MT. CARMEL	204,432	817,730	-	204,432	817,730	1,022,162	-	1,022,162		2009(A)
CORAL SPRINGS	710,000	2,842,907	3,340,370	710,000	6,183,277	6,893,277	2,126,308	4,766,969		1994(A)
CORAL SPRINGS	1,649,000	6,626,301	424,821	1,649,000	7,051,122	8,700,122	2,155,026	6,545,095		1997(A)
CURLEW CROSSING S.C.	5,315,955	12,529,467	1,305,120	5,315,955	13,834,588	19,150,542	2,107,469	17,043,073		2005(A)
CLEARWATER FL	3,627,946	918,466	(269,494)	2,174,938	2,101,980	4,276,918	97,247	4,179,671		2007(A)
EAST ORLANDO	491,676	1,440,000	2,623,006	1,007,882	3,546,801	4,554,682	2,106,695	2,447,988		1971(C)
FERN PARK	225,000	902,000	5,742,149	225,000	6,644,149	6,869,149	2,392,964	4,476,186		1968(C)
FT.LAUDERDALE/CYPRESS CREEK	14,258,760	30,926,973	-	14,258,760	30,926,973	45,185,733	219,794	44,965,939	23,939,627	2009(A)
OAKWOOD PLAZA NORTH	49,195,823	90,116,635	-	49,195,823	90,116,635	139,312,457	542,048	138,770,409	63,348,528	2009(A)
OAKWOOD BUSINESS CTR-BLDG 1	6,792,500	21,747,460	-	6,792,500	21,747,460	28,539,960	152,872	28,387,088	14,388,083	2009(A)
REGENCY PLAZA	2,410,000	9,671,160	505,091	2,410,000	10,176,252	12,586,252	2,692,102	9,894,150		1999(A)
SHOPPES AT AMELIA CONCOURSE	7,600,000	-	8,506,779	1,138,216	14,968,563	16,106,779	176,021	15,930,758		2003(C)
AVENUES WALKS	26,984,546	-	49,260,726	33,225,306	43,019,966	76,245,272	-	76,245,272		2005(C)
BEACHES & HODGES	1,033,058	-	-	1,033,058	-	1,033,058	-	1,033,058		2009(A)
KISSIMMEE	1,328,536	5,296,652	(3,817,265)	1,328,536	1,479,387	2,807,923	462,939	2,344,984		1996(A)
LAUDERDALE LAKES	342,420	2,416,645	3,254,181	342,420	5,670,825	6,013,246	3,948,998	2,064,248		1968(C)
MERCHANTS WALK	2,580,816	10,366,090	995,118	2,580,816	11,361,208	13,942,025	2,557,609	11,384,415		2001(A)
LARGO	293,686	792,119	1,620,990	293,686	2,413,109	2,706,795	1,810,770	896,024		1968(C)
LEESBURG	-	171,636	193,651	-	365,287	365,287	295,355	69,932		1969(C)
LARGO EAST BAY	2,832,296	11,329,185	1,788,569	2,832,296	13,117,754	15,950,050	6,680,825	9,269,225		1992(A)
LAUDERHILL	1,002,733	2,602,415	12,482,981	1,774,443	14,313,686	16,088,129	7,939,694	8,148,435		1974(C)
THE GROVES	1,676,082	6,533,681	944,919	2,606,246	6,548,436	9,154,682	1,222,989	7,931,694		2006(A)
LAKE WALES	601,052	-	-	601,052	-	601,052	-	601,052		2009(A)
MELBOURNE	-	1,754,000	3,197,405	-	4,951,405	4,951,405	2,655,509	2,295,896		1968(C)
GROVE GATE	365,893	1,049,172	1,207,100	365,893	2,256,272	2,622,165	1,802,214	819,951		1968(C)
NORTH MIAMI	732,914	4,080,460	10,842,470	732,914	14,922,930	15,655,844	6,981,731	8,674,113	6,465,368	1985(A)
MILLER ROAD	1,138,082	4,552,327	1,892,708	1,138,082	6,445,036	7,583,117	5,218,869	2,364,249		1986(A)
MARGATE	2,948,530	11,754,120	3,854,412	2,948,530	15,608,532	18,557,062	6,021,782	12,535,280		1993(A)
MT. DORA	1,011,000	4,062,890	423,237	1,011,000	4,486,127	5,497,127	1,336,490	4,160,637		1997(A)
KENDALE LAKES PLAZA	18,491,461	42,266,218	-	18,491,461	42,266,218	60,757,679	304,987	60,452,692	29,317,365	2009(A)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

PLANTATION CROSSING	7,524,800	-	10,624,342	7,153,784	10,995,358	18,149,142	188,581	17,960,561		2005(C)
MILTON, FL	1,275,593	-	-	1,275,593	-	1,275,593	-	1,275,593		2007(A)
FLAGLER PARK	26,162,980	80,737,041	1,120,061	26,162,980	81,857,103	108,020,083	7,819,035	100,201,048	26,607,475	2007(A)
ORLANDO	923,956	3,646,904	3,094,131	1,172,119	6,492,872	7,664,991	2,030,012	5,634,979		1995(A)
SODO S.C.	-	68,139,271	4,471,685	-	72,610,955	72,610,955	1,812,738	70,798,217		2008(A)
RENAISSANCE CENTER	9,104,379	36,540,873	5,089,416	9,122,758	41,611,911	50,734,668	13,851,509	36,883,159		1998(A)
SAND LAKE	3,092,706	12,370,824	1,865,205	3,092,706	14,236,029	17,328,735	5,571,122	11,757,613		1994(A)
ORLANDO	560,800	2,268,112	3,203,429	580,030	5,452,310	6,032,341	1,673,300	4,359,041		1996(A)
OCALA	1,980,000	7,927,484	8,619,799	1,980,000	16,547,283	18,527,283	4,030,886	14,496,397		1997(A)
MILLENIA PLAZA PHASE II	7,711,000	24,141,292	-	7,711,000	24,141,292	31,852,292	275,346	31,576,946		2009(A)
POMPANO BEACH	97,169	874,442	1,847,034	97,169	2,721,476	2,818,645	1,718,854	1,099,791		1968(C)
GONZALEZ	1,620,203	-	706,016	1,620,203	706,016	2,326,219	-	2,326,219		2007(A)
PALM BEACH GARDENS	2,764,953	11,059,812	-	2,764,953	11,059,812	13,824,765	55,299	13,769,466		2009(A)
ST. PETERSBURG	-	917,360	1,266,811	-	2,184,171	2,184,171	931,666	1,252,505		1968(C)
TUTTLE BEE SARASOTA	254,961	828,465	1,781,105	254,961	2,609,570	2,864,531	1,932,113	932,418		2008(A)
SOUTH EAST SARASOTA	1,283,400	5,133,544	3,362,344	1,399,525	8,379,763	9,779,288	4,113,104	5,666,184		1989(A)
SANFORD	1,832,732	9,523,261	6,133,970	1,832,732	15,657,230	17,489,963	8,096,913	9,393,050		1989(A)
STUART	2,109,677	8,415,323	892,381	2,109,677	9,307,704	11,417,381	3,600,275	7,817,105		1994(A)
SOUTH MIAMI	1,280,440	5,133,825	2,840,969	1,280,440	7,974,794	9,255,234	2,725,353	6,529,881		1995(A)
TAMPA	5,220,445	16,884,228	2,137,734	5,220,445	19,021,961	24,242,407	5,259,416	18,982,990		1997(A)
VILLAGE COMMONS S.C.	2,192,331	8,774,158	1,206,732	2,192,331	9,980,890	12,173,221	2,684,811	9,488,410		1998(A)
MISSION BELL SHOPPING CENTER	5,056,426	11,843,119	8,685,244	5,067,033	20,517,756	25,584,790	3,702,376	21,882,413		2004(A)
WEST PALM BEACH	550,896	2,298,964	1,374,874	550,896	3,673,838	4,224,734	1,129,755	3,094,979		1995(A)
THE SHOPS AT WEST MELBOURNE	2,200,000	8,829,541	4,631,249	2,200,000	13,460,790	15,660,790	3,901,304	11,759,486		1998(A)
CROSS COUNTRY PLAZA	16,510,000	24,684,530	-	16,510,000	24,684,530	41,194,530	141,648	41,052,882		2009(A)
AUGUSTA	1,482,564	5,928,122	2,338,310	1,482,564	8,266,432	9,748,996	2,667,350	7,081,646		1995(A)
MARKET AT HAYNES BRIDGE	4,880,659	21,549,424	714,463	4,887,862	22,256,684	27,144,546	3,006,438	24,138,109	15,723,103	2008(A)
EMBRY VILLAGE	18,147,054	33,009,514	165,831	18,158,524	33,163,875	51,322,399	3,579,353	47,743,046	31,081,683	2008(A)
SAVANNAH	2,052,270	8,232,978	1,406,024	2,052,270	9,639,002	11,691,272	4,050,396	7,640,876		1993(A)
SAVANNAH	652,255	2,616,522	4,943,932	652,255	7,560,454	8,212,709	1,213,807	6,998,902		1995(A)
CHATHAM PLAZA	13,390,238	35,115,882	688,756	13,401,262	35,793,613	49,194,876	3,879,995	45,314,880	29,779,657	2008(A)
KIHEI CENTER	3,406,707	7,663,360	598,386	3,406,707	8,261,745	11,668,453	4,447,029	7,221,424		2006(A)
CLIVE	500,525	2,002,101	-	500,525	2,002,101	2,502,626	714,425	1,788,200		1996(A)
KDI-METRO CROSSING	3,013,647	-	27,756,535	2,239,755	28,530,427	30,770,182	-	30,770,182		2006(C)
SOUTHDALE SHOPPING CENTER	1,720,330	6,916,294	3,268,308	1,720,330	10,184,602	11,904,932	2,338,627	9,566,305	2,370,165	1999(A)
DES MOINES	500,525	2,559,019	37,079	500,525	2,596,098	3,096,623	903,953	2,192,670		1996(A)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

DUBUQUE	-	2,152,476	10,848	-	2,163,324	2,163,324	673,361	1,489,964		1997(A)
WATERLOO	500,525	2,002,101	2,869,100	500,525	4,871,201	5,371,726	1,969,660	3,402,066		1996(A)
NAMPA (HORSHAM) FUTURE DEV.	6,501,240	-	11,559,108	10,729,939	7,330,409	18,060,348	-	18,060,348		2005(C)
AURORA, N. LAKE	2,059,908	9,531,721	308,208	2,059,908	9,839,929	11,899,837	2,826,761	9,073,076		1998(A)
BLOOMINGTON	805,521	2,222,353	4,229,780	805,521	6,452,133	7,257,654	3,589,526	3,668,128		1972(C)
BELLEVILLE S.C.	-	5,372,253	1,247,058	1,161,195	5,458,116	6,619,311	1,574,916	5,044,395		1998(A)
BRADLEY	500,422	2,001,687	424,877	500,422	2,426,564	2,926,986	838,216	2,088,770		1996(A)
CALUMET CITY	1,479,217	8,815,760	13,397,758	1,479,216	22,213,519	23,692,735	4,209,670	19,483,065		1997(A)
COUNTRYSIDE	-	4,770,671	(4,531,252)	95,647	143,772	239,419	66,854	172,565		1997(A)
CHICAGO	-	2,687,046	684,690	-	3,371,736	3,371,736	1,027,398	2,344,338		1997(A)
CHAMPAIGN, NEIL ST.	230,519	1,285,460	725,493	230,519	2,010,953	2,241,472	479,404	1,762,068		1998(A)
ELSTON	1,010,374	5,692,212	-	1,010,374	5,692,212	6,702,586	1,654,042	5,048,544		1997(A)
S. CICERO	-	1,541,560	149,202	-	1,690,762	1,690,762	609,171	1,081,591		1997(A)
CRYSTAL LAKE, NW HWY	179,964	1,025,811	246,869	180,269	1,272,375	1,452,644	327,298	1,125,346		1998(A)
108 WEST GERMANIA PLACE	2,393,894	7,366,681	506,886	2,393,894	7,873,567	10,267,461	-	10,267,461		2008 (A)
168 NORTH MICHIGAN AVENUE	3,373,318	10,119,953	(5,881,761)	3,373,318	4,238,191	7,611,509	-	7,611,509		2008 (A)
BUTTERFIELD SQUARE	1,601,960	6,637,926	(3,588,725)	1,182,677	3,468,484	4,651,161	996,526	3,654,635		1998(A)
DOWNERS PARK PLAZA	2,510,455	10,164,494	2,895,423	2,510,455	13,059,918	15,570,373	3,150,284	12,420,089		1999(A)
DOWNER GROVE	811,778	4,322,956	1,740,669	811,778	6,063,624	6,875,403	1,795,549	5,079,854		1997(A)
ELGIN	842,555	2,108,674	1,542,689	527,168	3,966,749	4,493,918	2,730,287	1,763,631		1972(C)
FOREST PARK	-	2,335,884	-	-	2,335,884	2,335,884	734,205	1,601,679		1997(A)
FAIRVIEW HTS, BELLVILLE RD.	-	11,866,880	1,906,567	-	13,773,447	13,773,447	3,830,506	9,942,941		1998(A)
GENEVA	500,422	12,917,712	33,551	500,422	12,951,263	13,451,685	3,917,589	9,534,096		1996(A)
LAKE ZURICH PLAZA	1,890,319	2,384,921	-	1,890,319	2,384,921	4,275,240	46,319	4,228,921		2005(A)
MATTERSON	950,515	6,292,319	10,527,541	950,514	16,819,861	17,770,375	4,374,251	13,396,123		1997(A)
MT. PROSPECT	1,017,345	6,572,176	3,555,566	1,017,345	10,127,741	11,145,087	3,107,087	8,038,000		1997(A)
MUNDELEIN, S. LAKE	1,127,720	5,826,129	77,350	1,129,634	5,901,565	7,031,199	1,733,268	5,297,931		1998(A)
NORRIDGE	-	2,918,315	-	-	2,918,315	2,918,315	911,659	2,006,656		1997(A)
NAPERVILLE	669,483	4,464,998	80,672	669,483	4,545,670	5,215,153	1,375,403	3,839,751		1997(A)
OTTAWA	137,775	784,269	700,540	137,775	1,484,809	1,622,584	1,008,678	613,906		2008(A)
MARKETPLACE OF OAKLAWN	-	730,213	-	-	730,213	730,213	-	730,213		1998(A)
ORLAND PARK, S. HARLEM	476,972	2,764,775	(2,694,903)	87,998	458,846	546,844	124,381	422,462		1998(A)
OAK LAWN	1,530,111	8,776,631	453,412	1,530,111	9,230,044	10,760,154	2,793,057	7,967,098	13,529,260	1997(A)
OAKBROOK TERRACE	1,527,188	8,679,108	2,984,607	1,527,188	11,663,715	13,190,903	3,152,747	10,038,155		1997(A)
PEORIA	-	5,081,290	2,403,560	-	7,484,850	7,484,850	2,121,346	5,363,504		1997(A)
FREESTATE BOWL	252,723	998,099	-	252,723	998,099	1,250,822	515,096	735,726		2003(A)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

ROCKFORD CROSSING	4,575,990	11,654,022	(573,184)	4,581,005	11,075,822	15,656,827	797,294	14,859,533	11,036,975	2008(A)
ROUND LAKE BEACH PLAZA	790,129	1,634,148	534,312	790,129	2,168,460	2,958,589	135,857	2,822,732		2005(A)
SKOKIE	-	2,276,360	9,488,382	2,628,440	9,136,303	11,764,742	2,047,107	9,717,636	6,656,976	1997(A)
KRC STREAMWOOD	181,962	1,057,740	216,585	181,962	1,274,324	1,456,287	344,414	1,111,873		1998(A)
WOODGROVE FESTIVAL	5,049,149	20,822,993	2,761,340	5,049,149	23,584,333	28,633,482	6,799,965	21,833,517		1998(A)
WAUKEGAN PLAZA	349,409	883,975	2,276,671	349,409	3,160,646	3,510,055	27,704	3,482,351		2005(A)
PLAZA EAST	1,236,149	4,944,597	3,272,562	1,140,849	8,312,459	9,453,308	2,561,710	6,891,598		1995(A)
GREENWOOD	423,371	1,883,421	2,072,464	584,445	3,794,811	4,379,256	2,903,325	1,475,931		1970(C)
GRIFFITH	-	2,495,820	981,912	1,001,100	2,476,632	3,477,732	784,847	2,692,885		1997(A)
LAFAYETTE	230,402	1,305,943	169,272	230,402	1,475,215	1,705,617	1,368,518	337,099		1971(C)
LAFAYETTE	812,810	3,252,269	4,071,550	2,379,198	5,757,431	8,136,629	1,680,139	6,456,489		1997(A)
KRC MISHAWAKA 895	378,088	1,999,079	4,595,648	378,730	6,594,085	6,972,815	702,007	6,270,809		1998(A)
MERRILLVILLE PLAZA	197,415	765,630	387,603	197,415	1,153,233	1,350,648	16,289	1,334,359		2005(A)
SOUTH BEND, S. HIGH ST.	183,463	1,070,401	196,857	183,463	1,267,258	1,450,721	347,983	1,102,738		1998(A)
OVERLAND PARK	1,183,911	6,335,308	142,374	1,185,906	6,475,686	7,661,593	1,857,122	5,804,471		1998(A)
BELLEVUE	405,217	1,743,573	218,844	405,217	1,962,416	2,367,634	1,807,686	559,948		1976(A)
LEXINGTON	1,675,031	6,848,209	5,417,998	1,551,079	12,390,159	13,941,238	4,974,176	8,967,062		1993(A)
PADUCAH MALL, KY	-	924,085	-	-	924,085	924,085	360,535	563,550		1998(A)
HAMMOND AIR PLAZA	3,813,873	15,260,609	6,887,279	3,813,873	22,147,888	25,961,761	5,462,827	20,498,934		1997(A)
KIMCO HOUMA 274, LLC	1,980,000	7,945,784	629,628	1,980,000	8,575,412	10,555,412	2,158,995	8,396,417		1999(A)
CENTRE AT WESTBANK	9,554,230	24,401,082	(276,588)	9,562,645	24,116,080	33,678,724	2,088,031	31,590,693	20,537,853	2008(A)
LAFAYETTE	2,115,000	8,508,218	9,981,396	3,678,274	16,926,339	20,604,614	4,781,949	15,822,665		1997(A)
111-115 NEWBURY	3,551,989	10,819,763	(4,768,730)	3,551,989	6,051,032	9,603,021	-	9,603,021		2007(A)
493-495 COMMONWEALTH AVENUE	1,151,947	5,798,705	(5,624,239)	746,940	579,474	1,326,414	-	1,326,414		2008(A)
127-129 NEWBURY LLC	2,947,063	8,841,188	(4,903,955)	2,947,063	3,937,233	6,884,295	-	6,884,295		2007(A)
497 COMMONWEALTH AVE.	405,007	1,196,594	657,904	405,007	1,854,497	2,259,505	-	2,259,505		2008(A)
GREAT BARRINGTON	642,170	2,547,830	7,255,207	751,124	9,694,083	10,445,207	3,088,983	7,356,224		1994(A)
SHREWSBURY SHOPPING CENTER	1,284,168	5,284,853	4,625,463	1,284,168	9,910,316	11,194,483	2,210,436	8,984,047		2000(A)
WILDE LAKE	1,468,038	5,869,862	94,065	1,468,038	5,963,927	7,431,964	1,218,443	6,213,521		2002(A)
LYNX LANE	1,019,035	4,091,894	76,423	1,019,035	4,168,317	5,187,352	865,763	4,321,589		2002(A)
CLINTON BANK BUILDING	82,967	362,371	-	82,967	362,371	445,338	224,869	220,469		2003(A)
CLINTON BOWL	39,779	130,716	4,247	38,779	135,963	174,742	67,773	106,969		2003(A)
VILLAGES AT URBANA	3,190,074	6,067	10,505,444	4,828,774	8,872,812	13,701,585	261,339	13,440,246		2003(A)
GAITHERSBURG	244,890	6,787,534	230,545	244,890	7,018,079	7,262,969	1,816,166	5,446,803		1999(A)
HAGERSTOWN	541,389	2,165,555	3,380,081	541,389	5,545,637	6,087,025	2,855,561	3,231,464		1973(C)
SHAWAN PLAZA	4,466,000	20,222,367	10,378	4,466,000	20,232,745	24,698,745	5,575,773	19,122,972	10,845,082	2008(A)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

LAUREL	349,562	1,398,250	1,030,202	349,562	2,428,452	2,778,014	1,098,041	1,679,973		1995(A)
LAUREL	274,580	1,100,968	283,421	274,580	1,384,389	1,658,969	1,381,615	277,354		1972(C)
LANDOVER CENTER	57,007	-	-	57,007	-	57,007	-	57,007		2003(A)
SOUTHWEST MIXED USE PROPERTY	403,034	1,325,126	306,510	361,035	1,673,635	2,034,670	745,403	1,289,267		2003(A)
NORTH EAST STATION	869,385	-	(869,343)	42	-	42	-	42		2008(A)
OWINGS MILLS PLAZA	303,911	1,370,221	(160,247)	303,911	1,209,973	1,513,885	16,283	1,497,602		2005(A)
PERRY HALL	3,339,309	12,377,339	841,621	3,339,309	13,218,960	16,558,269	3,626,088	12,932,181		2003(A)
TIMONIUM SHOPPING CENTER	6,000,000	24,282,998	15,838,033	7,331,195	38,789,836	46,121,031	11,675,294	34,445,737	7,141,515	2003(A)
WALDORF BOWL	225,099	739,362	84,327	235,099	813,688	1,048,787	292,234	756,553		2003(A)
WALDORF FIRESTONE	57,127	221,621	-	57,127	221,621	278,749	81,793	196,956		2003(A)
BANGOR, ME	403,833	1,622,331	93,752	403,833	1,716,083	2,119,916	351,343	1,768,574		2001(A)
MALLSIDE PLAZA	6,930,996	18,148,727	(81,583)	6,937,579	18,060,560	24,998,140	2,929,370	22,068,770	15,223,681	2008(A)
CLAWSON	1,624,771	6,578,142	8,569,423	1,624,771	15,147,565	16,772,336	3,883,619	12,888,717		1993(A)
WHITE LAKE	2,300,050	9,249,607	1,976,664	2,300,050	11,226,271	13,526,321	3,763,598	9,762,723		1996(A)
CANTON TWP PLAZA	163,740	926,150	5,249,730	163,740	6,175,879	6,339,620	263,091	6,076,528		2005(A)
CLINTON TWP PLAZA	175,515	714,279	1,205,884	116,067	1,979,611	2,095,678	284,462	1,811,216		2005(A)
DEARBORN HEIGHTS PLAZA	162,319	497,791	(189,266)	135,889	334,955	470,844	5,791	465,053		2005(A)
FARMINGTON	1,098,426	4,525,723	3,212,039	1,098,426	7,737,761	8,836,188	2,893,358	5,942,830		1993(A)
LIVONIA	178,785	925,818	1,160,112	178,785	2,085,930	2,264,715	1,007,967	1,256,747		1968(C)
MUSKEGON	391,500	958,500	825,035	391,500	1,783,535	2,175,035	1,564,863	610,172		1985(A)
OKEMOS PLAZA	166,706	591,193	1,957,007	166,706	2,548,199	2,714,906	43,537	2,671,369	505,360	2005(A)
TAYLOR	1,451,397	5,806,263	275,289	1,451,397	6,081,552	7,532,949	2,495,079	5,037,870		1993(A)
WALKER	3,682,478	14,730,060	2,073,718	3,682,478	16,803,778	20,486,256	6,618,768	13,867,488		1993(A)
EDEN PRAIRIE PLAZA	882,596	911,373	570,450	882,596	1,481,823	2,364,419	74,535	2,289,884		2005(A)
FOUNTAINS AT ARBOR LAKES	28,585,296	66,699,024	7,477,790	28,585,296	74,176,814	102,762,110	6,811,780	95,950,330		2006(A)
ROSEVILLE PLAZA	132,842	957,340	4,741,603	132,842	5,698,943	5,831,785	235,740	5,596,045		2005(A)
ST. PAUL PLAZA	699,916	623,966	172,627	699,916	796,593	1,496,509	36,094	1,460,415		2005(A)
CREVE COEUR, WOODCREST/OLIVE	1,044,598	5,475,623	615,905	960,814	6,175,312	7,136,126	1,802,729	5,333,397		1998(A)
CRYSTAL CITY, MI	-	234,378	-	-	234,378	234,378	67,287	167,091		1997(A)
INDEPENDENCE, NOLAND DR.	1,728,367	8,951,101	193,000	1,731,300	9,141,168	10,872,468	2,657,830	8,214,639		1998(A)
NORTH POINT SHOPPING CENTER	1,935,380	7,800,746	345,044	1,935,380	8,145,790	10,081,170	2,274,963	7,806,207		1998(A)
KIRKWOOD	-	9,704,005	11,444,242	-	21,148,247	21,148,247	7,895,134	13,253,114		1998(A)
KANSAS CITY	574,777	2,971,191	274,976	574,777	3,246,167	3,820,944	1,000,021	2,820,922		1997(A)
LEMAY	125,879	503,510	3,828,858	451,155	4,007,092	4,458,247	879,750	3,578,497		1974(C)
GRAVOIS	1,032,416	4,455,514	10,964,529	1,032,413	15,420,046	16,452,459	6,958,203	9,494,256		2008(A)
ST. CHARLES-UNDERDEVELOPED LAND, MO	431,960	-	758,854	431,960	758,855	1,190,814	171,191	1,019,623		1998(A)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

SPRINGFIELD	2,745,595	10,985,778	6,270,097	2,904,022	17,097,448	20,001,470	5,606,035	14,395,435		1994(A)
KMART PARCEL	905,674	3,666,386	4,933,942	905,674	8,600,328	9,506,001	1,595,418	7,910,583	2,143,483	2002(A)
KRC ST. CHARLES	-	550,204	-	-	550,204	550,204	155,186	395,018		1998(A)
ST. LOUIS, CHRISTY BLVD.	809,087	4,430,514	2,047,226	809,087	6,477,740	7,286,827	1,686,984	5,599,843		1998(A)
OVERLAND	-	4,928,677	723,008	-	5,651,686	5,651,686	1,768,190	3,883,496		1997(A)
ST. LOUIS	-	5,756,736	849,684	-	6,606,420	6,606,420	2,072,851	4,533,569		1997(A)
ST. LOUIS	-	2,766,644	143,298	-	2,909,942	2,909,942	1,057,286	1,852,656		1997(A)
ST. PETERS	1,182,194	7,423,459	6,854,429	1,053,694	14,406,388	15,460,082	7,621,904	7,838,178		1997(A)
SPRINGFIELD,GLENSTONE AVE.	-	608,793	1,853,943	-	2,462,736	2,462,736	585,482	1,877,253		1998(A)
KDI-TURTLE CREEK	11,535,281	-	32,834,833	10,150,881	34,219,233	44,370,114	1,841,567	42,528,547		2004(C)
CHARLOTTE	919,251	3,570,981	1,108,884	919,251	4,679,865	5,599,116	1,693,650	3,905,467		2008(A)
CHARLOTTE	1,783,400	7,139,131	1,521,482	1,783,400	8,660,613	10,444,013	3,270,090	7,173,924		1993(A)
TYVOLA RD.	-	4,736,345	5,081,319	-	9,817,664	9,817,664	6,345,023	3,472,641		1986(A)
CROSSROADS PLAZA	767,864	3,098,881	34,566	767,864	3,133,447	3,901,310	786,438	3,114,872		2000(A)
KIMCO CARY 696, INC.	2,180,000	8,756,865	444,568	2,256,799	9,124,634	11,381,433	2,694,218	8,687,215		1998(A)
LONG CREEK S.C.	4,475,000	-	12,351,880	4,514,100	12,312,780	16,826,880	66,000	16,760,880	13,601,248	2008(A)
DURHAM	1,882,800	7,551,576	1,616,035	1,882,800	9,167,611	11,050,411	3,149,356	7,901,055		1996(A)
HILLSBOROUGH CROSSING	519,395	-	-	519,395	-	519,395	-	519,395		2003(A)
SHOPPES AT MIDWAY PLANTATION	6,681,212	-	18,541,575	5,403,673	19,819,114	25,222,787	988,032	24,234,755		2005(C)
PARK PLACE	5,461,478	16,163,494	47,281	5,467,809	16,204,446	21,672,255	1,487,646	20,184,609	13,821,500	2008(A)
MOORESVILLE CROSSING	12,013,727	30,604,173	(56,100)	11,625,801	30,935,999	42,561,800	2,493,006	40,068,794		2007(A)
RALEIGH	5,208,885	20,885,792	12,146,299	5,208,885	33,032,091	38,240,976	10,940,531	27,300,445		1993(A)
WAKEFIELD COMMONS II	6,506,450	-	(2,737,980)	2,357,636	1,410,834	3,768,470	96,471	3,671,999		2001(C)
WAKEFIELD CROSSINGS	3,413,932	-	(3,017,960)	336,236	59,737	395,973	-	395,973		2001(C)
EDGEWATER PLACE	3,150,000	-	10,179,620	3,062,768	10,266,852	13,329,620	587,451	12,742,170		2003(C)
WINSTON-SALEM	540,667	719,655	5,083,635	540,667	5,803,290	6,343,957	2,681,552	3,662,405	5,023,093	1969(C)
SORENSON PARK PLAZA	5,104,294	-	31,675,453	4,145,628	32,634,119	36,779,747	403,013	36,376,733		2005(C)
LORDEN PLAZA	8,872,529	22,548,382	105,870	8,881,003	22,645,777	31,526,781	1,436,535	30,090,245	23,950,390	2008(A)
NEW LONDON CENTER	4,323,827	10,088,930	1,221,595	4,323,827	11,310,525	15,634,352	1,775,590	13,858,762		2005(A)
ROCKINGHAM	2,660,915	10,643,660	11,653,575	3,148,715	21,809,435	24,958,150	7,260,476	17,697,673	18,471,058	2008(A)
BRIDGEWATER NJ	1,982,481	(3,666,959)	9,262,382	1,982,481	5,595,423	7,577,904	3,268,586	4,309,318		1998(C)
BAYONNE BROADWAY	1,434,737	3,347,719	2,825,469	1,434,737	6,173,188	7,607,924	917,897	6,690,027		2004(A)
BRICKTOWN PLAZA	344,884	1,008,941	(307,857)	344,884	701,084	1,045,968	3,895	1,042,073		2005(A)
BRIDGEWATER PLAZA	350,705	1,361,524	1,018,222	350,705	2,379,746	2,730,451	5,335	2,725,116		2005(A)
CHERRY HILL	2,417,583	6,364,094	1,581,275	2,417,583	7,945,370	10,362,952	5,387,078	4,975,874		1985(C)
MARLTON PIKE	-	4,318,534	51,482	-	4,370,016	4,370,016	1,482,434	2,887,582		1996(A)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

CINNAMINSON	652,123	2,608,491	2,496,995	652,123	5,105,486	5,757,609	2,244,614	3,512,995		1996(A)
EASTWINDOR VILLAGE	9,335,011	23,777,978	-	9,335,011	23,777,978	33,112,989	1,139,938	31,973,051	19,320,501	2008(A)
HILLSBOROUGH	11,886,809	-	(6,880,755)	5,006,054	-	5,006,054	-	5,006,054		2001(C)
HOLMDEL TOWNE CENTER	10,824,624	43,301,494	4,523,264	10,824,624	47,824,758	58,649,382	8,300,916	50,348,466	26,961,764	2002(A)
HOLMDEL COMMONS	16,537,556	38,759,952	3,095,966	16,537,556	41,855,918	58,393,474	7,917,132	50,476,342	19,843,705	2004(A)
HOWELL PLAZA	311,384	1,143,159	4,733,041	311,384	5,876,200	6,187,584	170,811	6,016,774		2005(A)
KENVILLE PLAZA	385,907	1,209,864	94	385,907	1,209,958	1,595,865	89,481	1,506,384		2005(A)
STRAUSS DISCOUNT AUTO	1,225,294	91,203	1,552,740	1,228,794	1,640,443	2,869,237	281,604	2,587,633		2002(A)
MAPLE SHADE	-	9,970,131	-	-	9,970,131	9,970,131	91,581	9,878,549		2009(A)
NORTH BRUNSWICK	3,204,978	12,819,912	18,463,022	3,204,978	31,282,934	34,487,912	9,395,919	25,091,993	27,855,403	1994(A)
PISCATAWAY TOWN CENTER	3,851,839	15,410,851	521,195	3,851,839	15,932,046	19,783,885	4,722,970	15,060,915	11,239,793	1998(A)
RIDGEWOOD	450,000	2,106,566	1,015,675	450,000	3,122,241	3,572,241	1,073,236	2,499,005		1993(A)
SEA GIRT PLAZA	457,039	1,308,010	443,952	457,039	1,751,962	2,209,001	57,954	2,151,047		2005(A)
UNION CRESCENT	7,895,483	3,010,640	25,425,192	8,696,579	27,634,737	36,331,316	1,504,114	34,827,202		2007(A)
WESTMONT	601,655	2,404,604	9,374,724	601,655	11,779,328	12,380,983	3,785,321	8,595,661		1994(A)
WILLOWBROOK PLAZA	15,320,436	40,277,419	-	15,320,436	40,277,419	55,597,854	405,465	55,192,389		2009(A)
WEST LONG BRANCH PLAZA	64,976	1,700,782	256,257	64,976	1,957,039	2,022,015	8,624	2,013,391		2005(A)
SYCAMORE PLAZA	1,404,443	5,613,270	283,450	1,404,443	5,896,720	7,301,163	1,841,699	5,459,465		1998(A)
PLAZA PASEO DEL-NORTE	4,653,197	18,633,584	714,202	4,653,197	19,347,786	24,000,983	5,782,137	18,218,846		1998(A)
JUAN TABO, ALBUQUERQUE	1,141,200	4,566,817	328,487	1,141,200	4,895,304	6,036,504	1,451,062	4,585,442		1998(A)
DEV-WARM SPRINGS PROMENADE	7,226,363	19,028,180	-	7,226,363	19,028,180	26,254,543	2,312,168	23,942,376	14,959,962	2009(A)
COMP USA CENTER	2,581,908	5,798,092	(363,745)	2,581,908	5,434,347	8,016,255	2,577,525	5,438,730	3,225,359	2006(A)
DEL MONTE PLAZA	2,489,429	5,590,415	(235,545)	2,210,000	5,634,299	7,844,299	819,542	7,024,757	4,253,313	2006(A)
D'ANDREA MARKETPLACE	11,556,067	29,435,364	-	11,556,067	29,435,364	40,991,432	2,028,476	38,962,955	15,892,719	2007(A)
KEY BANK BUILDING	1,500,000	40,486,755	-	1,500,000	40,486,755	41,986,755	6,236,284	35,750,472	25,732,261	2006(A)
BRIDGEHAMPTON	1,811,752	3,107,232	23,857,741	1,858,188	26,918,536	28,776,725	13,150,784	15,625,941	34,776,896	1972(C)
TWO GUYS AUTO GLASS	105,497	436,714	-	105,497	436,714	542,211	75,630	466,580		2003(A)
GENOVESE DRUG STORE	564,097	2,268,768	-	564,097	2,268,768	2,832,865	393,347	2,439,518		2003(A)
KINGS HIGHWAY	2,743,820	6,811,268	1,338,513	2,743,820	8,149,781	10,893,601	1,585,440	9,308,161		2004(A)
HOMEPORT-RALPH AVENUE	4,414,466	11,339,857	3,155,773	4,414,467	14,495,630	18,910,097	2,143,421	16,766,676		2004(A)
BELLMORE	1,272,269	3,183,547	381,803	1,272,269	3,565,350	4,837,619	634,567	4,203,052	586,541	2004(A)
STRAUSS CASTLE HILL PLAZA	310,864	725,350	241,828	310,864	967,178	1,278,042	139,599	1,138,443		2005(A)
STRAUSS UTICA AVENUE	347,633	811,144	270,431	347,633	1,081,575	1,429,208	156,110	1,273,098		2005(A)
MARKET AT BAY SHORE	12,359,621	30,707,802	610,185	12,359,621	31,317,987	43,677,608	6,146,435	37,531,173		2006(A)
BARNES AVE & GUN HILL ROAD	6,795,371	-	(1,997,270)	4,798,101	-	4,798,101	-	4,798,101		2007(A)
231 STREET	3,565,239	-	-	3,565,239	-	3,565,239	-	3,565,239		2007(A)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

5959 BROADWAY	6,035,726	-	1,014,372	6,035,726	1,014,372	7,050,098	1,011	7,049,086	4,875,000	2008(A)
KING KULLEN PLAZA	5,968,082	23,243,404	1,053,452	5,980,130	24,284,808	30,264,938	7,703,615	22,561,323		1998(A)
KDI-CENTRAL ISLIP TOWN CENTER	13,733,950	1,266,050	740,345	5,088,852	10,651,493	15,740,345	433,961	15,306,384	9,755,221	2004(C)
PATHMARK SC	6,714,664	17,359,161	526,939	6,714,664	17,886,100	24,600,764	2,208,406	22,392,357	7,031,792	2006(A)
BIRCHWOOD PLAZA COMMACK	3,630,000	4,774,791	167,672	3,630,000	4,942,463	8,572,463	652,989	7,919,474		2007(A)
ELMONT	3,011,658	7,606,066	2,204,704	3,011,658	9,810,769	12,822,428	1,685,665	11,136,762		2004(A)
FRANKLIN SQUARE	1,078,541	2,516,581	3,154,195	1,078,541	5,670,776	6,749,317	749,827	5,999,490		2004(A)
KISSENA BOULEVARD SC	11,610,000	2,933,487	1,519	11,610,000	2,935,006	14,545,006	594,446	13,950,559		2007(A)
HAMPTON BAYS	1,495,105	5,979,320	3,305,932	1,495,105	9,285,253	10,780,357	3,973,241	6,807,116		1989(A)
HICKSVILLE	3,542,739	8,266,375	1,247,458	3,542,739	9,513,833	13,056,572	1,649,896	11,406,676		2004(A)
100 WALT WHITMAN ROAD	5,300,000	8,167,577	12,968	5,300,000	8,180,545	13,480,545	1,080,091	12,400,454		2007(A)
BP AMOCO GAS STATION	1,110,593	-	539	1,110,593	539	1,111,131	-	1,111,131		2007(A)
STRAUSS LIBERTY AVENUE	305,969	713,927	238,695	305,969	952,623	1,258,591	136,753	1,121,838		2005(A)
BIRCHWOOD PLAZA (NORTH & SOUTH)	12,368,330	33,071,495	340,592	12,368,330	33,412,087	45,780,417	3,122,303	42,658,114	14,226,880	2007(A)
501 NORTH BROADWAY	-	1,175,543	607	-	1,176,150	1,176,150	343,707	832,443		2007(A)
MERRYLANE (P/L)	1,485,531	1,749	539	1,485,531	2,288	1,487,819	85	1,487,734		2007(A)
DOUGLASTON SHOPPING CENTER	3,277,254	13,161,218	3,635,904	3,277,253	16,797,122	20,074,375	2,389,682	17,684,693		2003(A)
STRAUSS MERRICK BLVD	450,582	1,051,359	351,513	450,582	1,402,872	1,853,454	202,485	1,650,969		2005(A)
MANHASSET VENTURE LLC	4,567,003	19,165,808	25,668,777	4,421,939	44,979,649	49,401,589	12,354,833	37,046,755	19,806,787	1999(A)
MASPETH QUEENS-DUANE READE	1,872,013	4,827,940	931,187	1,872,013	5,759,126	7,631,139	934,606	6,696,533		2004(A)
MASSAPEQUA	1,880,816	4,388,549	964,761	1,880,816	5,353,310	7,234,126	1,022,849	6,211,277		2004(A)
MINEOLA SC	4,150,000	7,520,692	(452,882)	4,150,000	7,067,811	11,217,811	915,361	10,302,450		2007(A)
BIRCHWOOD PARK DRIVE (LAND LOT)	3,507,162	4,126	782	3,507,406	4,665	3,512,071	199	3,511,872		2007(A)
367-369 BLEEKER STREET	1,425,000	4,958,097	(4,581,035)	368,147	1,433,915	1,802,062	135,226	1,666,836		2008(A)
SMITHTOWN PLAZA	3,528,000	10,877,736	-	3,528,000	10,877,736	14,405,736	49,424	14,356,313	6,695,135	2009(A)
4452 BROADWAY	12,412,724	-	-	12,412,724	-	12,412,724	-	12,412,724	8,700,000	2007(A)
92 PERRY STREET	2,106,250	6,318,750	(5,065,752)	516,876	2,842,372	3,359,248	283,039	3,076,209		2008(A)
82 CHRISTOPHER STREET	972,813	2,974,676	377,818	925,000	3,400,306	4,325,306	332,563	3,992,744	2,961,203	2005(A)
387 BLEEKER STREET	925,000	3,056,933	166,497	925,000	3,223,430	4,148,430	311,008	3,837,422	2,892,617	2008(A)
19 GREENWICH STREET	1,262,500	3,930,801	377,802	1,262,500	4,308,603	5,571,103	340,396	5,230,707	3,904,189	2006(A)
PREF. EQUITY 100 VANDAM	5,125,000	16,143,321	838,175	6,435,630	15,670,866	22,106,496	1,309,393	20,797,103	16,400,000	2006(A)
PREF. EQUITY-30 WEST 21ST STREET	6,250,000	21,974,274	12,029,912	6,250,000	34,004,186	40,254,186	14,982	40,239,204	20,713,296	2007(A)
AMERICAN MUFFLER SHOP	76,056	325,567	-	76,056	325,567	401,624	56,314	345,310		2003(A)
PLAINVIEW	263,693	584,031	9,795,918	263,693	10,379,949	10,643,642	4,550,793	6,092,848	14,035,344	1969(C)
POUGHKEEPSIE	876,548	4,695,659	12,696,051	876,548	17,391,710	18,268,258	7,594,585	10,673,673	15,896,109	1972(C)
STRAUSS JAMAICA AVENUE	1,109,714	2,589,333	596,178	1,109,714	3,185,511	4,295,225	457,224	3,838,001		2005(A)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

SYOSSET, NY	106,655	76,197	1,551,676	106,655	1,627,873	1,734,528	873,484	861,044		1990(C)
STATEN ISLAND	2,280,000	9,027,951	5,267,676	2,280,000	14,295,627	16,575,627	7,981,050	8,594,577		1989(A)
STATEN ISLAND	2,940,000	11,811,964	1,112,357	3,148,424	12,715,896	15,864,321	3,888,244	11,976,077		1997(A)
STATEN ISLAND PLAZA	5,600,744	6,788,460	(3,162,827)	5,600,744	3,625,633	9,226,377	21,516	9,204,861		2005(A)
HYLAN PLAZA	28,723,536	38,232,267	33,513,862	28,723,536	71,746,129	100,469,665	15,921,483	84,548,182		2006(A)
STOP N SHOP STATEN ISLAND	4,558,592	10,441,408	155,848	4,558,592	10,597,256	15,155,848	2,422,696	12,733,152		2005(A)
WEST GATES	1,784,718	9,721,970	(3,333,127)	1,784,718	6,388,843	8,173,561	4,571,787	3,601,774		1993(A)
WHITE PLAINS	1,777,775	4,453,894	2,010,606	1,777,775	6,464,500	8,242,274	1,315,240	6,927,035	3,266,695	2004(A)
YONKERS	871,977	3,487,909	-	871,977	3,487,909	4,359,886	1,495,629	2,864,257		1998(A)
STRAUSS ROMAINE AVENUE	782,459	1,825,737	610,420	782,459	2,436,158	3,218,616	351,626	2,866,991		2005(A)
AKRON WATERLOO	437,277	1,912,222	4,131,997	437,277	6,044,219	6,481,496	2,770,012	3,711,484		1975(C)
WEST MARKET ST.	560,255	3,909,430	379,484	560,255	4,288,914	4,849,169	2,695,581	2,153,589		1999(A)
BARBERTON	505,590	1,948,135	3,443,425	505,590	5,391,561	5,897,150	3,372,182	2,524,969		1972(C)
BRUNSWICK	771,765	6,058,560	2,120,508	771,765	8,179,068	8,950,833	6,180,254	2,770,579		1975(C)
BEAVERCREEK	635,228	3,024,722	3,053,468	635,228	6,078,190	6,713,418	4,312,083	2,401,335		1986(A)
CANTON	792,985	1,459,031	4,721,075	792,985	6,180,106	6,973,091	4,581,752	2,391,340		1972(C)
CAMBRIDGE	-	1,848,195	1,016,068	473,060	2,391,204	2,864,263	2,064,072	800,191		1973(C)
MORSE RD.	835,386	2,097,600	2,793,362	835,386	4,890,963	5,726,348	3,013,303	2,713,045		1988(A)
HAMILTON RD.	856,178	2,195,520	3,844,830	856,178	6,040,351	6,896,528	3,598,271	3,298,258		1988(A)
OLENTANGY RIVER RD.	764,517	1,833,600	2,340,830	764,517	4,174,430	4,938,947	3,080,981	1,857,966		1988(A)
W. BROAD ST.	982,464	3,929,856	3,177,920	969,804	7,120,436	8,090,240	4,164,051	3,926,190		1988(A)
RIDGE ROAD	1,285,213	4,712,358	10,650,593	1,285,213	15,362,951	16,648,164	5,246,120	11,402,044		1992(A)
GLENWAY AVE	530,243	3,788,189	394,943	530,243	4,183,132	4,713,375	2,664,465	2,048,910		1999(A)
SPRINGDALE	3,205,653	14,619,732	4,814,341	3,205,653	19,434,073	22,639,726	10,144,752	12,494,974		1992(A)
GLENWAY CROSSING	699,359	3,112,047	1,247,339	699,359	4,359,386	5,058,745	942,783	4,115,962		2000(A)
HIGHLAND RIDGE PLAZA	1,540,000	6,178,398	918,079	1,540,000	7,096,477	8,636,477	1,677,025	6,959,451		1999(A)
HIGHLAND PLAZA	702,074	667,463	76,380	702,074	743,843	1,445,917	38,265	1,407,653		2005(A)
MONTGOMERY PLAZA	530,893	1,302,656	3,226,699	530,893	4,529,354	5,060,248	127,981	4,932,267		2005(A)
SHILOH SPRING RD.	-	1,735,836	3,416,292	1,105,183	4,046,946	5,152,128	2,677,802	2,474,326		1969(C)
OAKCREEK	1,245,870	4,339,637	4,168,866	1,149,622	8,604,751	9,754,373	5,657,994	4,096,379		1984(A)
SALEM AVE.	665,314	347,818	5,443,143	665,314	5,790,961	6,456,275	3,248,903	3,207,372		1988(A)
KETTERING	1,190,496	4,761,984	724,754	1,190,496	5,486,738	6,677,234	3,485,940	3,191,294		1988(A)
KENT, OH	6,254	3,028,914	-	6,254	3,028,914	3,035,168	1,674,918	1,360,250		1999(A)
KENT	2,261,530	-	-	2,261,530	-	2,261,530	-	2,261,530		1995(A)
MENTOR	503,981	2,455,926	2,258,691	371,295	4,847,303	5,218,598	2,724,245	2,494,353		1987(A)
MIDDLEBURG HEIGHTS	639,542	3,783,096	29,683	639,542	3,812,779	4,452,321	2,385,109	2,067,211		1999(A)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

MENTOR ERIE COMMONS.	2,234,474	9,648,000	5,383,637	2,234,474	15,031,637	17,266,111	7,521,187	9,744,924		1988(A)
MALLWOODS CENTER	294,232	-	1,184,543	294,232	1,184,543	1,478,775	218,075	1,260,700		1999(C)
NORTH OLMSTED	626,818	3,712,045	35,000	626,818	3,747,045	4,373,862	2,288,657	2,085,205		1999(A)
ORANGE OHIO	3,783,875	-	(2,327,574)	921,704	534,597	1,456,301	-	1,456,301		2001(C)
UPPER ARLINGTON	504,256	2,198,476	8,993,673	1,255,544	10,440,861	11,696,405	6,768,267	4,928,138		2008(A)
WICKLIFFE	610,991	2,471,965	1,653,517	610,991	4,125,482	4,736,473	1,384,417	3,352,056		1995(A)
CHARDON ROAD	481,167	5,947,751	2,530,446	481,167	8,478,196	8,959,364	4,273,484	4,685,880		1999(A)
WESTERVILLE	1,050,431	4,201,616	8,178,028	1,050,431	12,379,644	13,430,075	5,903,826	7,526,249		1988(A)
EDMOND	477,036	3,591,493	77,650	477,036	3,669,143	4,146,179	1,100,534	3,045,645		1997(A)
CENTENNIAL PLAZA	4,650,634	18,604,307	1,218,705	4,650,634	19,823,012	24,473,646	6,261,359	18,212,288		1998(A)
ALBANY PLAZA	2,654,000	3,644,257	-	2,654,000	3,644,257	6,298,257	28,042	6,270,215		2009(A)
CANBY SQUARE SHOPPING CENTER	2,727,000	4,584,680	-	2,727,000	4,584,680	7,311,680	58,342	7,253,338		2009(A)
OREGON TRAIL CENTER	5,802,422	12,627,204	-	5,802,422	12,627,204	18,429,626	296,038	18,133,588		2009(A)
POWELL VALLEY JUNCTION	5,062,500	-	-	5,062,500	-	5,062,500	-	5,062,500		2009(A)
MEDFORD CENTER	8,940,798	13,011,820	-	8,940,798	13,011,820	21,952,618	80,525	21,872,093		2009(A)
KDI-MCMINNVILLE	4,062,327	-	582,036	4,062,327	582,036	4,644,363	-	4,644,363		2006(C)
PIONEER PLAZA	952,740	9,853,910	-	952,740	9,853,910	10,806,650	213,224	10,593,426		2009(A)
TROUTDALE MARKET	1,931,559	3,054,561	-	1,931,559	3,054,561	4,986,120	31,893	4,954,227		2009(A)
ALLEGHENY	-	30,061,177	59,094	-	30,120,271	30,120,271	4,413,513	25,706,758		2004(A)
SUBURBAN SQUARE	70,679,871	166,351,381	4,447,067	71,279,871	170,198,448	241,478,319	17,376,255	224,102,065	99,381,253	2007(A)
CHIPPEWA	2,881,525	11,526,101	153,289	2,881,525	11,679,391	14,560,916	2,993,647	11,567,269	8,237,055	2000(A)
BROOKHAVEN PLAZA	254,694	973,318	(61,414)	254,694	911,903	1,166,598	15,662	1,150,936		2005(A)
CARNEGIE	-	3,298,908	17,747	-	3,316,655	3,316,655	850,425	2,466,231		1999(A)
CENTER SQUARE	731,888	2,927,551	1,263,404	731,888	4,190,956	4,922,843	1,675,200	3,247,643		1996(A)
WAYNE PLAZA	6,127,623	15,605,012	45,325	6,133,670	15,644,291	21,777,961	852,410	20,925,551	14,288,894	2008(A)
CHAMBERSBURG CROSSING	9,090,288	-	25,256,477	8,790,288	25,556,477	34,346,766	1,424,224	32,922,541		2006(C)
EAST STROUDSBURG	1,050,000	2,372,628	1,243,804	1,050,000	3,616,432	4,666,432	2,877,180	1,789,252		1973(C)
RIDGE PIKE PLAZA	1,525,337	4,251,732	(4,108)	1,525,337	4,247,624	5,772,961	471,029	5,301,932		2008(A)
EXTON	176,666	4,895,360	-	176,666	4,895,360	5,072,026	1,255,221	3,816,806		1999(A)
EXTON	731,888	2,927,551	-	731,888	2,927,551	3,659,439	1,000,873	2,658,566		1996(A)
EASTWICK	889,001	2,762,888	3,074,728	889,001	5,837,616	6,726,617	1,821,968	4,904,650	4,418,757	1997(A)
EXTON PLAZA	294,378	1,404,778	694,534	294,378	2,099,311	2,393,690	56,779	2,336,911		2005(A)
FEASTERVILLE	520,521	2,082,083	38,691	520,521	2,120,774	2,641,295	711,758	1,929,537		1996(A)
GETTYSBURG	74,626	671,630	101,519	74,626	773,149	847,775	747,973	99,802		1986(A)
HARRISBURG, PA	452,888	6,665,238	3,968,043	452,888	10,633,280	11,086,168	6,197,160	4,889,008		2002(A)
HAMBURG	439,232	-	2,023,428	494,982	1,967,677	2,462,660	391,692	2,070,968	2,284,736	2000(C)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

HAVERTOWN	731,888	2,927,551	-	731,888	2,927,551	3,659,439	1,000,873	2,658,566		1996(A)
NORRISTOWN	686,134	2,664,535	3,355,299	774,084	5,931,884	6,705,968	3,916,253	2,789,715		1984(A)
NEW KENSINGTON	521,945	2,548,322	676,040	521,945	3,224,362	3,746,307	2,868,827	877,480		1986(A)
PHILADELPHIA	731,888	2,927,551	-	731,888	2,927,551	3,659,439	1,000,873	2,658,566		1996(A)
GALLERY, PHILADELPHIA PA	-	-	42,000	-	42,000	42,000	12,385	29,615		1996(A)
PHILADELPHIA PLAZA	209,197	1,373,843	16,952	209,197	1,390,795	1,599,992	22,949	1,577,043		2005(A)
STRAUSS WASHINGTON AVENUE	424,659	990,872	468,821	424,659	1,459,693	1,884,352	210,746	1,673,606		2005(A)
35 NORTH 3RD LLC	451,789	3,089,294	(1,191,893)	451,789	1,897,401	2,349,189	-	2,349,189		2007(A)
1628 WALNUT STREET	912,686	2,747,260	108,543	912,686	2,855,803	3,768,489	-	3,768,489		2007(A)
1701 WALNUT STREET	3,066,099	9,558,521	(4,249,579)	3,066,099	5,308,942	8,375,041	-	8,375,041		2007(A)
120-122 MARKET STREET	752,309	2,707,474	(1,950,272)	912,076	597,435	1,509,510	-	1,509,510		2007(A)
242-244 MARKET STREET	704,263	2,117,182	58,456	704,263	2,175,638	2,879,900	-	2,879,900		2007(A)
1401 WALNUT ST LOWER ESTATE - UNIT A	-	7,001,199	13,910	-	7,015,109	7,015,109	632,199	6,382,910		2008(A)
1401 WALNUT ST LOWER ESTATE	-	32,081,992	(413,640)	-	31,668,353	31,668,353	1,531,716	30,136,637		2008(A)
1831-33 CHESTNUT STREET	1,982,143	5,982,231	(764,763)	1,740,416	5,459,194	7,199,611	-	7,199,611		2007(A)
1429 WALNUT STREET-COMMERCIAL	5,881,640	17,796,661	866,836	5,881,640	18,663,498	24,545,137	826,504	23,718,634	6,949,950	2008(A)
1805 WALNUT STREET UNIT A	-	17,311,529	(6,331,646)	-	10,979,882	10,979,882	-	10,979,882		2008(A)
RICHBORO	788,761	3,155,044	11,871,207	976,439	14,838,573	15,815,012	7,544,216	8,270,796	9,787,572	1986(A)
SPRINGFIELD	919,998	4,981,589	3,212,822	919,998	8,194,411	9,114,409	5,362,388	3,752,021		1983(A)
UPPER DARBY	231,821	927,286	5,891,030	231,821	6,818,316	7,050,137	1,830,494	5,219,643	3,471,870	1996(A)
WEST MIFFLIN	1,468,341	-	-	1,468,341	-	1,468,341	-	1,468,341		1986(A)
WHITEHALL	-	5,195,577	-	-	5,195,577	5,195,577	1,776,266	3,419,311		1996(A)
E. PROSPECT ST.	604,826	2,755,314	1,038,043	604,826	3,793,357	4,398,183	3,053,453	1,344,730		1986(A)
W. MARKET ST.	188,562	1,158,307	-	188,562	1,158,307	1,346,869	1,158,307	188,562		1986(A)
REXVILLE TOWN CENTER	24,872,982	48,688,161	6,105,746	25,678,064	53,988,824	79,666,889	10,189,062	69,477,826	40,930,702	2006(A)
PLAZA CENTRO - COSTCO	3,627,973	10,752,213	1,558,140	3,866,206	12,072,120	15,938,326	3,738,730	12,199,596		2006(A)
PLAZA CENTRO - MALL	19,873,263	58,719,179	5,923,896	19,408,112	65,108,226	84,516,337	19,725,949	64,790,388		2006(A)
PLAZA CENTRO - RETAIL	5,935,566	16,509,748	2,504,870	6,026,070	18,924,114	24,950,184	5,748,772	19,201,412		2006(A)
PLAZA CENTRO - SAM'S CLUB	6,643,224	20,224,758	2,364,615	6,520,090	22,712,507	29,232,597	12,821,297	16,411,300		2006(A)
LOS COLOBOS - BUILDERS SQUARE	4,404,593	9,627,903	1,400,417	4,461,145	10,971,769	15,432,914	3,586,011	11,846,903		2006(A)
LOS COLOBOS - KMART	4,594,944	10,120,147	764,093	4,402,338	11,076,846	15,479,183	3,743,524	11,735,660		2006(A)
LOS COLOBOS I	12,890,882	26,046,669	3,188,857	13,613,375	28,513,033	42,126,408	7,675,922	34,450,486		2006(A)
LOS COLOBOS II	14,893,698	30,680,556	3,288,418	15,142,301	33,720,372	48,862,673	9,164,048	39,698,624		2006(A)
WESTERN PLAZA - MAYAQUEZ ONE	10,857,773	12,252,522	1,320,305	11,241,993	13,188,607	24,430,600	3,458,171	20,972,429		2006(A)
WESTERN PLAZA - MAYAGUEZ TWO	16,874,345	19,911,045	1,683,825	16,872,647	21,596,567	38,469,215	5,674,791	32,794,424		2006(A)
MANATI VILLA MARIA SC	2,781,447	5,673,119	420,013	2,606,588	6,267,991	8,874,579	3,289,277	5,585,302		2006(A)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

PONCE TOWN CENTER	14,432,778	28,448,754	3,511,527	14,903,024	31,490,035	46,393,059	4,660,111	41,732,948	23,857,532	2006(A)
TRUJILLO ALTO PLAZA	12,053,673	24,445,858	3,184,847	12,289,288	27,395,091	39,684,379	9,584,641	30,099,738		2006(A)
MARSHALL PLAZA, CRANSTON RI	1,886,600	7,575,302	1,690,274	1,886,600	9,265,576	11,152,176	2,850,605	8,301,571		1998(A)
CHARLESTON	730,164	3,132,092	17,494,613	730,164	20,626,705	21,356,869	4,105,183	17,251,686		1978(C)
CHARLESTON	1,744,430	6,986,094	4,248,185	1,744,430	11,234,279	12,978,709	3,741,326	9,237,383		1995(A)
FLORENCE	1,465,661	6,011,013	249,832	1,465,661	6,260,845	7,726,506	1,936,917	5,789,589		1997(A)
GREENVILLE	2,209,812	8,850,864	713,887	2,209,811	9,564,752	11,774,563	2,918,422	8,856,141		1997(A)
CHERRYDALE POINT	5,801,948	32,036,659	-	5,801,948	32,036,659	37,838,608	183,471	37,655,136	37,053,135	2009(A)
NORTH CHARLESTON	744,093	2,974,990	257,733	744,093	3,232,723	3,976,815	804,047	3,172,768	1,494,869	2000(A)
N. CHARLESTON	2,965,748	11,895,294	1,779,697	2,965,748	13,674,991	16,640,739	3,959,447	12,681,292		1997(A)
MADISON	-	4,133,904	2,753,590	-	6,887,494	6,887,494	5,081,202	1,806,292		1978(C)
HICKORY RIDGE COMMONS	596,347	2,545,033	21,750	596,347	2,566,783	3,163,130	624,464	2,538,667		2000(A)
TROLLEY STATION	3,303,682	13,218,740	81,521	3,303,682	13,300,261	16,603,943	3,829,571	12,774,372	9,108,615	1998(A)
RIVERGATE STATION	7,135,070	19,091,078	1,908,926	7,135,070	21,000,004	28,135,074	5,116,104	23,018,970	14,158,564	2004(A)
MARKET PLACE AT RIVERGATE	2,574,635	10,339,449	1,188,353	2,574,635	11,527,802	14,102,437	3,441,009	10,661,428		1998(A)
RIVERGATE, TN	3,038,561	12,157,408	4,512,454	3,038,561	16,669,861	19,708,423	4,323,517	15,384,905		1998(A)
CENTER OF THE HILLS, TX	2,923,585	11,706,145	1,012,556	2,923,585	12,718,701	15,642,286	3,766,887	11,875,399	10,334,642	2008(A)
ARLINGTON	3,160,203	2,285,378	-	3,160,203	2,285,378	5,445,582	712,393	4,733,189		1997(A)
DOWLEN CENTER	2,244,581	-	(801,691)	484,828	958,062	1,442,890	-	1,442,890		2002(C)
BURLESON	9,974,390	810,314	(9,405,246)	1,373,692	5,767	1,379,459	-	1,379,459		2000(C)
BAYTOWN	500,422	2,431,651	755,982	500,422	3,187,633	3,688,055	938,408	2,749,647		1996(A)
LAS TIENDAS PLAZA	8,678,107	-	23,919,064	7,943,925	24,653,246	32,597,171	482,961	32,114,210		2005(C)
CORPUS CHRISTI, TX	-	944,562	3,208,000	-	4,152,562	4,152,562	894,172	3,258,389		1997(A)
DALLAS	1,299,632	5,168,727	7,497,651	1,299,632	12,666,378	13,966,010	9,913,487	4,052,523		1969(C)
MONTGOMERY PLAZA	6,203,205	-	44,484,558	6,203,205	44,484,558	50,687,763	3,885,950	46,801,812		2003(C)
PRESTON LEBANON CROSSING	13,552,180	-	27,279,295	12,163,694	28,667,781	40,831,475	-	40,831,475		2006(C)
KDI-LAKE PRAIRIE TOWN CROSSING	7,897,491	-	23,912,299	6,783,464	25,026,326	31,809,789	389,959	31,419,830	26,834,817	2006(C)
CENTER AT BAYBROOK	6,941,017	27,727,491	4,557,283	7,063,186	32,162,604	39,225,791	8,708,377	30,517,414		1998(A)
HARRIS COUNTY	1,843,000	7,372,420	1,517,404	2,003,260	8,729,564	10,732,824	2,616,096	8,116,728		1997(A)
CYPRESS TOWNE CENTER	6,033,932	-	(1,612,669)	2,251,666	2,169,596	4,421,263	-	4,421,263		2003(C)
SHOPS AT VISTA RIDGE	3,257,199	13,029,416	373,296	3,257,199	13,402,711	16,659,911	4,048,463	12,611,447	5,962,511	1998(A)
VISTA RIDGE PLAZA	2,926,495	11,716,483	2,209,345	2,926,495	13,925,829	16,852,323	4,063,943	12,788,380	5,962,511	1998(A)
VISTA RIDGE PHASE II	2,276,575	9,106,300	632,572	2,276,575	9,738,872	12,015,447	2,663,677	9,351,771	5,962,511	1998(A)
SOUTH PLAINES PLAZA, TX	1,890,000	7,555,099	33,159	1,890,000	7,588,258	9,478,258	2,347,593	7,130,665		1998(A)
MESQUITE	520,340	2,081,356	897,593	520,340	2,978,950	3,499,289	1,078,251	2,421,038		1995(A)
MESQUITE TOWN CENTER	3,757,324	15,061,644	1,887,197	3,757,324	16,948,841	20,706,165	5,105,770	15,600,395		1998(A)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

NEW BRAUNSFELS	840,000	3,360,000	-	840,000	3,360,000	4,200,000	561,121	3,638,879		2003(A)
KDI-HARMON TOWNE CROSSING	7,815,750	187,300	(1,887,488)	5,736,003	379,559	6,115,562	-	6,115,562	3,421,331	2007(C)
PARKER PLAZA	7,846,946	-	-	7,846,946	-	7,846,946	-	7,846,946		2005(C)
PLANO	500,414	2,830,835	-	500,414	2,830,835	3,331,249	956,272	2,374,977		1996(A)
SOUTHLAKE OAKS	3,011,260	7,703,844	(162,151)	3,016,617	7,536,336	10,552,953	1,660,700	8,892,254	6,409,971	2008(A)
WEST OAKS	500,422	2,001,687	26,291	500,422	2,027,978	2,528,400	718,438	1,809,962		1996(A)
OGDEN	213,818	855,275	4,279,007	850,699	4,497,401	5,348,100	1,701,110	3,646,990		1967(C)
PENTAGON CENTRE	50,308,686	66,719,570	-	50,308,686	66,719,570	117,028,256	431,083	116,597,173	83,169,235	2009(A)
COLONIAL HEIGHTS	125,376	3,476,073	190,178	125,376	3,666,251	3,791,627	918,519	2,873,108		1999(A)
OLD TOWN VILLAGE	4,500,000	41,569,735	(2,317,143)	4,500,000	39,252,591	43,752,591	-	43,752,591		2007(A)
MANASSAS	1,788,750	7,162,661	360,474	1,788,750	7,523,135	9,311,885	2,380,999	6,930,886		1997(A)
RICHMOND	82,544	2,289,288	280,600	82,544	2,569,889	2,652,432	514,366	2,138,066		1999(A)
RICHMOND	670,500	2,751,375	-	670,500	2,751,375	3,421,875	1,029,649	2,392,225		1995(A)
VALLEY VIEW SHOPPING CENTER	3,440,018	8,054,004	93,452	3,440,018	8,147,456	11,587,475	1,178,869	10,408,606		2004(A)
POTOMAC RUN PLAZA	27,369,515	48,451,209	(1,327,115)	27,369,515	47,124,094	74,493,609	3,475,395	71,018,214	43,810,133	2008(A)
MANCHESTER SHOPPING CENTER	2,722,461	6,403,866	639,555	2,722,461	7,043,421	9,765,882	1,893,248	7,872,635		2004(A)
AUBURN NORTH	7,785,841	18,157,625	60,221	7,785,841	18,217,846	26,003,688	2,909,825	23,093,863		2007(A)
GARRISON SQUARE	1,582,500	2,082,412	-	1,582,500	2,082,412	3,664,912	79,427	3,585,485		2009(A)
CHARLES TOWN	602,000	3,725,871	11,081,315	602,000	14,807,186	15,409,186	7,590,580	7,818,606		1985(A)
RIVERWALK PLAZA	2,708,290	10,841,674	324,415	2,708,290	11,166,089	13,874,379	3,090,177	10,784,202		1999(A)
BLUE RIDGE	12,346,900	71,529,796	1,288,106	16,931,146	68,233,656	85,164,802	12,656,377	72,508,425	16,751,644	2005(A)
BRAZIL - VALINHOS	5,204,507	14,997,200	17,960,449	3,393,217	34,768,939	38,162,156	(22,826)	38,184,982		2008 (C)
BRAZIL - HORTOLANDIA	2,281,541	-	1,175,636	2,950,195	506,982	3,457,177	2,116	3,455,061		2008 (C)
BRAZIL - RIO CLARO	1,300,000	-	4,503,495	1,754,318	4,049,177	5,803,495	-	5,803,495		2009 (C)
CHILE- VINA DEL MAR	11,096,948	720,781	4,968,235	14,703,361	2,082,603	16,785,964	-	16,785,964		2008 (C)
CHILE - VICUNA MACKENA	362,556	5,205,439	(645,396)	59,697	4,862,902	4,922,599	-	4,922,599		2008 (C)
CHILE - EKONO	414,730	-	628,106	430,103	612,733	1,042,836	12,296	1,030,540		2008 (C)
PERU- LIMA	811,916	-	1,902,522	899,413	1,815,025	2,714,438	-	2,714,438		2008 (C)
MEXICO-GIGANTE ACQ	7,568,417	19,878,026	(4,065,808)	5,749,814	17,630,821	23,380,635	2,041,878	21,338,757		2007(A)
MEXICO- HERMOSILLO	11,424,531	-	23,512,926	11,594,254	23,343,203	34,937,457	-	34,937,457		2008 (C)
MEXICO-LINDAVISTA	19,352,453	-	23,194,492	15,782,070	26,764,875	42,546,945	816,038	41,730,907		2006(C)
MEXICO-MOTOROLA	47,272,528	-	41,678,493	38,799,415	50,151,606	88,951,021	-	88,951,021		2006(C)
MEXICO-MULTIPLAZA OJO DE AGUA	4,089,067	-	9,954,782	4,141,598	9,902,251	14,043,849	142,359	13,901,490		2008(A)
MEXICO-NON ADM GRAND PLZ CANCUN	13,976,402	30,219,719	(7,286,855)	3,401,420	33,507,846	36,909,266	2,868,534	34,040,732		2007(A)
MEXICO-NON ADM LAGO REAL	11,336,743	-	5,407,003	9,314,732	7,429,014	16,743,746	-	16,743,746		2007(A)
MEXICO-NON ADM LOS CABOS	10,873,070	1,257,517	8,422,291	8,908,688	11,644,190	20,552,878	446,650	20,106,228		2007(A)

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION(C) ACQUISITION(A)

MEXICO-NON BUS ADM-MULT.CANCUN	4,471,987	-	9,665,527	4,529,438	9,608,076	14,137,514	-	14,137,514		2008(A)
MEXICO-NUEVO LAREDO	10,627,540	-	18,685,609	8,518,878	20,794,271	29,313,149	1,315,844	27,997,305		2006(C)
MEXICO-PACHUCA WAL-MART	3,621,985	-	4,655,508	3,092,950	5,184,543	8,277,493	963,277	7,314,216		2005(C)
MEXICO-PLAZA CENTENARIO	3,388,861	-	3,812,529	2,635,086	4,566,304	7,201,390	1,996	7,199,394		2007(A)
MEXICO-PLAZA SAN JUAN	9,631,035	-	(904,627)	7,797,936	928,472	8,726,408	150,177	8,576,231		2006(C)
MEXICO-PLAZA SORIANA	2,639,975	346,945	200,042	2,326,404	860,558	3,186,962	-	3,186,962		2007(A)
MEXICO- RHODESIA	3,924,464	-	7,391,888	4,421,461	6,894,891	11,316,352	-	11,316,352		2009(C)
MEXICO-RIO BRAVO HEB	2,970,663	-	9,993,736	2,684,235	10,280,164	12,964,399	219,318	12,745,081		2008(A)
MEXICO-SALTILLO II	11,150,023	-	15,597,419	9,232,446	17,514,996	26,747,442	2,373,003	24,374,439		2005(C)
MEXICO-SAN PEDRO	3,309,654	13,238,616	(3,503,836)	3,373,264	9,671,170	13,044,434	2,384,729	10,659,705		2006(A)
MEXICO-TAPACHULA	13,716,428	-	15,909,025	10,783,208	18,842,245	29,625,453	89,225	29,536,228		2007(A)
MEXICO-WALDO ACQ	8,929,278	16,888,627	(4,625,997)	6,993,417	14,198,491	21,191,908	1,106,609	20,085,299		2007(A)
MEXICO - TIJUANA 2000	1,200,000	-	132,745	1,332,745	-	1,332,745	-	1,332,745		2009 (A)
BALANCE OF PORTFOLIO	133,248,688	4,492,127	3,389,727	3,981,205	137,149,338	141,130,542	27,647,728	113,482,815
TOTALS			1,757,647,776	2,060,641,516	6,821,699,983	8,882,341,499	1,343,148,498	7,539,193,001	1,434,080,071

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	15 to 50 years
Fixtures, building, leasehold and tenant improvements	Terms of leases or useful
(including certain identified intangible assets)	lives, whichever is shorter

The aggregate cost for Federal income tax purposes was approximately $7.6 billion at December 31, 2009.

The changes in total real estate assets for the years ended December 31, 2009, 2008 and 2007, are as follows:

	2009	2008	2007
Balance, beginning of period	7,818,916,120	7,325,034,819	6,001,319,025
Acquisitions	7,136,240	194,097,146	1,113,409,534
Improvements	243,347,237	242,545,745	497,102,382
Transfers from (to) unconsolidated joint ventures	933,714,955	194,579,632	67,572,307
Sales	(48,893,544)	(123,943,216)	(312,051,273)
Assets held for sale	-	(5,498,006)	(33,817,156)
Adjustment of fully depreciated assets	(19,779,509)	-	-
Adjustment of property carrying values	(52,100,000)	(7,900,000)	(8,500,000)
Balance, end of period	8,882,341,499	7,818,916,120	7,325,034,819

The changes in accumulated depreciation for the years ended December 31, 2008, 2007, 2006 are as follows:

	2009	2008	2007
Balance, beginning of period	1,159,664,489	977,443,829	806,670,237
Depreciation for year	209,999,870	187,779,442	171,109,963
Transfers from (to) unconsolidated joint ventures	1,727,895	2,899,587	8,358,844
Sales	(8,464,247)	(7,595,547)	(7,474,603)
Adjustment of fully depreciated assets	(19,779,509)	-	-
Assets held for sale	-	(862,822)	(1,220,612)
Balance, end of period	1,343,148,498	1,159,664,489	977,443,829

Reclassifications:

Certain Amounts in the Prior Period Have Been Reclassified in Order to Conform with the Current Period's Presentation.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2009

(in thousands)

Type of Loan/Borrower	Description	Location (3)	Interest Accrual Rates	Interest Payment Rates	Final Maturity Date	Periodic Payment Terms (1)	Prior Liens	Face Amount of Mortgages or Maximum Available Credit (2)	Carrying Amount of Mortgages (2)(3)

Mortgage Loans:
Borrower A	Apartments	Montreal, Quebec	8.50%	8.50%	6/27/2013	I	$ -	$ 23,800	$ 22,394
Borrower B	Medical Center	Bayonne, NJ	Libor + 4%	Libor + 4%	4/17/2009	I	-	17,500	13,000
Borrower C	Medical Center	New York, NY	Libor + 3.25% or Prime +1.75%	Libor + 3.25% or Prime +1.75%	10/19/2012	I	-	18,000	9,000
Borrower D	Retail Development	Ontario, Canada	8.50%	8.50%	4/13/2010	I	-	16,906	15,910
Borrower E	Retail	Arboledas, Mexico	8.10%	8.10%	12/31/2012	I	-	13,000	6,063
Borrower F	Retail	Toronto, Canada	12.00%	12.00%	3/1/2010	I	-	7,590	5,969
Borrower G	Retail	Guadalajara, Mexico	12.00%	12.00%	9/1/2016	I	-	8,026	5,549
Borrower H	Retail	Miami, FL	7.57%	7.57%	6/1/2019	I	-	6,509	4,381
Borrower I	Retail	Guadalajara, Mexico	12.00%	12.00%	9/1/2016	I	-	5,307	4,162
Individually < 3%							-	46,195	37,007
								162,833	123,435
Lines of Credit:
Individually < 3%							-	7,067	3,604

Other:
Individually < 3%							-	8,959	4,038

Capitalized loan costs									255

Total								$ 178,859	$ 131,332

(1)  I = Interest only

(2)  The instruments actual cash flows are denominated in U.S. dollars, Canadian dollars and Mexican pesos as indicated by the geographic location above

(3)  The aggregate cost for Federal income tax purposes is $131,332

The Company feels it is not practicable to estimate the fair value of each receivable as quoted market prices are not available.  The cost of obtaining an independent valuation on these assets is deemed excessive considering the materiality of the total receivables.

For a reconciliation of mortgage and other financing receivables from January 1, 2007 to December 31, 2009 see Note 10 of the Notes to Consolidated Financial Statements included in this annual report of Form 10K.