Form 10-K/A
period 2009-12-31
KIMCO REALTY CORP
filed 2010-03-02
CIK 879101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K/A

(Amendment No. 1)

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

Index to Exhibits begins on page 73.

EXPLANATORY NOTE

Kimco Realty Corporation is filing the attached revised Form 10-K solely for the purpose of revising summarized financial information contained in Note 8 of the Notes to Consolidated Financial Statements, with respect to the Kimco Realty Opportunity Portfolio (“KROP”). With the exception of this revision, this 10-K Amendment No.1 and the original 10-K filed on March 1, 2010 are the same.

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

**12.1 –	Computation of Ratio of Earnings to Fixed Charges
**12.2 –	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
**21.1 –	Subsidiaries of the Company
*23.1 –	Consent of PricewaterhouseCoopers LLP	161
*23.2 –	Consent of PricewaterhouseCoopers LLP	162
*23.3 –	Consent of PricewaterhouseCoopers LLP	163
*23.4 –	Consent of PricewaterhouseCoopers LLP	164
*23.5 –	Consent of PricewaterhouseCoopers LLP	165
**31.1 –	Certification of the Company’s Chief Executive Officer, David B. Henry, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2 –	Certification of the Company’s Chief Financial Officer, Michael V. Pappagallo, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1 –	Certification of the Company’s Chief Executive Officer, David B. Henry, and the Company’s Chief Financial Officer, Michael V. Pappagallo, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**99.1 –	Intown Hospitality Investors LP and Subsidiaries Consolidated Financial Statements
**99.2 –	Kimco Income Operating Partnership LP Consolidated Financial Statements
**99.3 –	PRK Holdings I LLC and Subsidiaries Consolidated Financial Statements
**99.4 –	PRK Holdings II LLC and Subsidiaries Consolidated Financial Statements

______________

*

Filed herewith.

**

Incorporated by reference to the corresponding Exhibit to the Company’s Annual Report on Form 10-K filed on March 1, 2010.

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

The Company’s equity in income from KROP for the year ended December 31, 2007, exceeded 10% of the Company’s income from continuing operations; as such the Company is providing summarized financial information for KROP as follows (in millions):

	December 31,
	2009	2008
Assets:
Real estate, net	$67.4	$83.5
Other assets	7.6	5.5
	$75.0	$89.0
Liabilities and Members' Capital:
Mortgages payable	$56.4	$68.4
Other liabilities	0.7	1.4
Noncontrolling interests	4.2	3.9
Members' capital	13.7	15.3
	$75.0	$89.0

	December 31,
	2009	2008	2007
Revenues from rental properties	$7.3	$7.1	$7.7
Operating expenses	(2.3)	(2.3)	(2.4)
Interest expense	(2.5)	(3.1)	(3.9)
Depreciation and amortization	(2.3)	(2.4)	(2.3)
Impairments of real estate	(2.3)	-	-
Other (expense)/income, net	(1.0)	2.1	(0.9)
	(10.4)	(5.7)	(9.5)
(Loss)/Income from continuing operations	(3.1)	1.4	(1.8)
Discontinued operations:
Income/(Loss) from discontinued operations	0.1	(2.3)	4.1
Gain on disposition of properties	1.4	20.5	147.8
Net (loss)/income	$(1.6)	$19.6	$150.1

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