Form 10-Q
period 2010-03-31
KIMCO REALTY CORP
filed 2010-05-07
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

 [X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes      No  X

As of April 29, 2010, the registrant had 405,619,595 shares of common stock.

PART I FINANCIAL INFORMATION

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

 (in thousands, except share information)

	March 31,	December 31,
	2010	2009
Assets:
Operating real estate, net of accumulated depreciation of $1,401,438 and $1,343,148, respectively	$7,131,401	$7,073,408
Investments and advances in real estate joint ventures	1,117,376	1,103,625
Real estate under development	458,980	465,785
Other real estate investments	550,951	553,244
Mortgages and other financing receivables	132,426	131,332
Cash and cash equivalents	137,437	122,058
Marketable securities	214,785	209,593
Accounts and notes receivable	114,397	113,610
Other assets	404,710	389,550
Total assets	$10,262,463	$10,162,205

Liabilities:
Notes payable	$3,053,342	$3,000,303
Mortgages payable	1,453,654	1,388,259
Construction loans payable	17,470	45,821
Dividends payable	76,731	76,707
Other liabilities	452,219	432,833
Total liabilities	5,053,416	4,943,923
Redeemable noncontrolling interests	99,276	100,304

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 3,232,000 shares
Class F Preferred Stock, $1.00 par value, authorized 700,000 shares Issued and outstanding 700,000 shares Aggregate liquidation preference $175,000	700	700
Class G Preferred Stock, $1.00 par value, authorized 184,000 shares Issued and outstanding 184,000 shares Aggregate liquidation preference $460,000	184	184
Common stock, $.01 par value, authorized 750,000,000 Issued and outstanding 405,684,970 and 405,532,566 shares, respectively	4,057	4,055

Paid-in capital	5,280,633	5,283,204
Cumulative distributions in excess of net income	(364,633)	(338,738)
	4,920,941	4,949,405
Accumulated other comprehensive income	(89,394)	(96,432)
Total stockholders' equity	4,831,547	4,852,973
Noncontrolling interests	278,224	265,005
Total equity	5,109,771	5,117,978
Total liabilities and equity	$10,262,463	$10,162,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenues from rental property	$227,004	$193,626
Rental property expenses:
Rent	(3,698)	(3,286)
Real estate taxes	(30,183)	(24,261)
Operating and maintenance	(33,991)	(31,073)
Mortgage and other financing income	2,670	4,125
Management and other fee income	9,844	9,925
Depreciation and amortization	(61,577)	(56,694)
General and administrative expenses	(28,184)	(29,354)
Interest, dividends and other investment income	6,096	7,921
Other expense, net	(3,374)	(4,215)
Interest expense	(58,737)	(46,516)
Income from other real estate investments	8,972	8,386
Gain on sale of development properties	1,793	2,428
Impairments:
Investments in other real estate investments	(3,882)	-
Marketable securities and other investments	(506)	-
Income from continuing operations before income taxes and equity in income of joint ventures	32,247	31,012
Benefit for income taxes	1,915	682
Equity in income of joint ventures, net	21,001	9,642
Income from continuing operations	55,163	41,336
Discontinued operations:
Income from discontinued operating properties, net of tax	37	83
Impairment/loss on operating properties held for sale/sold, net of tax	(482)	(56)
Gain on disposition of operating properties, net of tax	-	403
(Loss)/income from discontinued operations	(445)	430
Gain on transfer of operating properties	-	26
Loss on sale of operating properties	(8)	-
Total net (loss)/gain on transfer or sale of operating properties	(8)	26
Net income	54,710	41,792
Net income attributable to noncontrolling interests	(3,874)	(3,368)
Net income attributable to the Company	50,836	38,424
Preferred stock dividends	(11,822)	(11,822)
Net income available to the Company's common shareholders	$39,014	$26,602
Per common share:
Income from continuing operations:
-Basic	$0.10	$0.10
-Diluted	$0.10	$0.10
Net income:
-Basic	$0.10	$0.10
-Diluted	$0.10	$0.10
Weighted average shares:
-Basic	405,564	271,083
-Diluted	405,713	271,158
Amounts attributable to the Company's common shareholders:
Income from continuing operations, net of tax	$39,459	$26,172
(Loss)/income from discontinued operations	(445)	430
Net income	$39,014	$26,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2010	2009

Net income	$54,710	$41,792
Other comprehensive income:
Change in unrealized gain on marketable securities	8,665	1,093
Change in unrealized loss on interest rate swaps	(227)	(431)
Change in foreign currency translation adjustment, net	12,306	(41,513)
Other comprehensive income/(loss)	20,744	(40,851)

Comprehensive income	75,454	941

Comprehensive (income)/loss attributable to noncontrolling interests	(17,579)	6,361

Comprehensive income attributable to the Company	$57,875	$7,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)
(in thousands)
	Cumulative distributions in excess of net income	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Total Stockholders' Equity	Noncontrolling Interests	Total Equity	Comprehensive Income
Balance, January 1, 2009	$(58,162)	$(179,541)	$884	$2,711	$4,217,806	$3,983,698	$221,035	$4,204,733
Contributions from noncontrolling interests	-	-	-	-	-	-	12,678	12,678
Comprehensive income:
Net income	38,424	-	-	-	-	38,424	3,368	41,792	$41,792
Other comprehensive income, net of tax:
Unrealized gains on marketable securities	-	1,093	-	-	-	1,093	-	1,093	1,093
Change in unrealized loss on interest rate swaps	-	(431)	-	-	-	(431)	-	(431)	(431)
Change in foreign currency translation adjustment	-	(31,784)	-	-	-	(31,784)	(9,729)	(41,513)	(41,513)
Comprehensive income:									$941
Redeemable noncontrolling interest	-	-	-	-	-	-	(1,804)	(1,804)
Dividends paid ($0.44 per common share; $0.4156 per Class F Depositary Share, and $0.4844 per Class G Depositary Share, respectively)	(131,098)	-	-	-	-	(131,098)	-	(131,098)
Distributions to noncontrolling interests	-	-	-	-	-	-	(1,205)	(1,205)
Unit redemptions	-	-	-	-	-	-	(346)	(346)
Issuance of common stock	-	-	-	-	4	4	-	4
Exercise of common stock options	-	-	-	-	(112)	(112)	-	(112)
Amortization of stock option expense	-	-	-	-	2,225	2,225	-	2,225
Balance, March 31, 2009	$(150,836)	$(210,663)	$884	$2,711	$4,219,923	$3,862,019	$223,997	$4,086,016
Balance, January 1, 2010	$(338,738)	$(96,432)	$884	$4,055	$5,283,204	$4,852,973	$265,005	$5,117,978
Contributions from noncontrolling interests	-	-	-	-	-	-	1,283	1,283
Comprehensive income:
Net income:	50,836	-	-	-	-	50,836	3,874	54,710	$54,710
Other comprehensive income, net of tax:
Unrealized gains on marketable securities	-	8,665	-	-	-	8,665	-	8,665	8,665
Change in unrealized loss on interest rate swaps	-	(227)	-	-	-	(227)	-	(227)	(227)
Change in foreign currency translation adjustment	-	(1,400)	-	-	-	(1,400)	13,706	12,306	12,306
Comprehensive income:									$75,454
Redeemable noncontrolling interest	-	-	-	-	-	-	(1,622)	(1,622)
Dividends paid ($0.16 per common share; $0.4156 per Class F Depositary Share, and $0.4844 per Class G Depositary Share, respectively)	(76,731)	-	-	-	-	(76,731)	-	(76,731)
Distributions to noncontrolling interests	-	-	-	-	-	-	(260)	(260)
Issuance of common stock	-	-	-	-	194	194	-	194
Exercise of common stock options	-	-	-	2	2,159	2,161	-	2,161
Acquisition of noncontrolling interests	-	-	-	-	(8,028)	(8,028)	(3,762)	(11,790)
Amortization of equity awards	-	-	-	-	3,104	3,104	-	3,104
Balance, March 31, 2010	$(364,633)	$(89,394)	$884	$4,057	$5,280,633	$4,831,547	$278,224	$5,109,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

(in thousands)

	Three Months Ended March 31
	2010	2009
Cash flow from operating activities:
Net income	$54,710	$41,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,590	56,140
Loss on operating properties held for sale/sold/transferred	8	89
Impairment charges	5,189	-
Gain on sale of development properties	(1,793)	(2,428)
Gain on sale/transfer of operating properties	-	(697)
Equity in income of joint ventures, net	(21,001)	(9,642)
Income from other real estate investments	(7,930)	(4,118)
Distributions from joint ventures	30,483	30,403
Change in accounts and notes receivable	(777)	(11,439)
Change in accounts payable and accrued expenses	36,148	25,018
Change in other operating assets and liabilities	(13,441)	(10,213)
Net cash flow provided by operating activities	143,186	114,905
Cash flow from investing activities:
Acquisition of and improvements to operating real estate	(26,915)	(30,798)
Acquisition of and improvements to real estate under development	(14,376)	(38,367)
Proceeds from sale of marketable securities	4,453	7,512
Investments and advances to real estate joint ventures	(20,879)	(40,438)
Reimbursements of advances to real estate joint ventures	10,581	75
Investments and advances to other real estate investments	(1,614)	(3,309)
Reimbursements of advances to other real estate investments	2,699	3,481
Investment in mortgage loans receivable	(2,511)	(182)
Collection of mortgage loans receivable	4,272	5,277
Other investments	(122)	(2,836)
Reimbursements of other investments	13	1,060
Proceeds from sale of operating properties	6,631	6,569
Proceeds from sale of development properties	6,276	12,132
Net cash flow used for investing activities	(31,492)	(79,824)
Cash flow from financing activities:
Principal payments on debt, excluding
normal amortization of rental property debt	(12,000)	-
Principal payments on rental property debt	(6,344)	(3,775)
Principal payments on construction loan financings	(30,256)	(10,059)
Proceeds from mortgage/construction loan financings	1,905	43,474
Borrowings under revolving unsecured credit facilities	40,720	211,858
Repayment of borrowings under unsecured revolving credit facilities	(573)	(356)
Repayment of unsecured term loan/notes	-	(130,000)
Financing origination costs	(62)	(1,019)
Redemption of noncontrolling interests	(13,210)	(346)
Dividends paid	(76,706)	(131,097)
Proceeds from issuance of stock	211	44
Net cash flow used for financing activities	(96,315)	(21,276)
Change in cash and cash equivalents	15,379	13,805
Cash and cash equivalents, beginning of period	122,058	136,177
Cash and cash equivalents, end of period	$137,437	$149,982
Interest paid during the period (net of capitalized interest of $4,987, and $5,635, respectively)	$30,210	$26,569
Income taxes paid during the period	$74	$33

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

1.

Interim Financial Statements

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation (the “Company”), its subsidiaries, all of which are wholly-owned, and all entities in which the Company has a controlling financial interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) or meets certain criteria of a sole general partner or managing member in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation.  The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's 2009 Annual Report on Form 10-K.

Subsequent Events -

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements (see Note 18).

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

Earnings Per Share -

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended March 31,
	2010	2009
Computation of Basic Earnings Per Share:

Income from continuing operations	$55,163	$41,336
Total net (loss)/gain on transfer or sale of operating properties	(8)	26
Net income attributable to noncontrolling interests	(3,874)	(3,368)
Discontinued operations attributable to noncontrolling interests	-	-
Preferred stock dividends	(11,822)	(11,822)
Income from continuing operations available to common shareholders	39,459	26,172
(Loss)/income from discontinued operations attributable to the Company	(445)	430
Net income attributable to the Company’s common shareholders	$39,014	$26,602

Weighted average common shares outstanding	405,564	271,083

Basic Earnings Per Share attributable to the Company:

Income from continuing operations	$0.10	$0.10
(Loss)/income from discontinued operations	-	-
Net income	$0.10	$0.10

Computation of Diluted Earnings Per Share:

Income from continuing operations available to common shareholders	$39,459	$26,172
(Loss)/income from discontinued operations attributable to the Company	(445)	430
Net Income attributable to the Company’s common shareholders	$39,014	$26,602

Weighted average common shares outstanding – basic	405,564	271,083
Effect of dilutive securities: Equity awards (a)	149	75
Shares for diluted earnings per common share	405,713	271,158

Diluted Earnings Per Share attributable to the Company:

Income from continuing operations	$0.10	$0.10
(Loss)/income from discontinued operations	-	-
Net income	$0.10	$0.10

(a)

For three months ended March 31, 2010 and 2009, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

There were approximately 16,467,901 and 16,177,180 stock options that were anti-dilutive at March 31, 2010 and 2009, respectively.

New Accounting Pronouncements -

In June 2009, the FASB issued Transfers and Servicing guidance, which amends the previous derecognition guidance and eliminates the exemption from consolidation for qualifying special-purpose entities. This guidance is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. This guidance was effective for the Company beginning in the first quarter 2010. The Company’s adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued Consolidation guidance, which amends the previous consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis previously required. This guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited. It was effective for the Company beginning in the first quarter 2010.  The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations (see Footnote 8).

Reclassifications -

The following reclassifications have been made to the 2009 statement of income to conform to the 2010 presentation: (i) a reclass of the tax provision amount from Gain on sale of development properties, net of tax to Benefit/(provision) for income taxes and  (ii) a reclass of amortization expense of software development costs from general and administrative expense to depreciation and amortization.

2.

Operating Property Activities

Acquisitions -

During the three months ended March 31, 2010, the Company acquired the remaining ownership interest in an operating property, located in Tucson, AZ from a preferred equity investment in which the Company held a non-controlling interest for a purchase price of approximately $90.0 million, including the assumption of $77.2 million in non-recourse mortgage debt.  The non-recourse mortgage debt includes a decrease of approximately $3.8 million associated with a fair value debt adjustment.

In addition, during the three months ended March 31, 2010, the Company acquired an ownership interest in a joint venture which owns an operating property, located in Los Angeles, CA from a joint venture investment in which the Company holds a 15% non-controlling interest for a purchase price of approximately $8.6 million. As a result of this transaction the Company now holds a 75% controlling interest and consolidates this entity.

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

Land	$14,435
Buildings	67,887
Above Market Rents	3,272
Below Market Rents	(1,046)
In-Place Leases	9,073
Building Improvements	5,010
Tenant Improvements	2,851
Mortgage Fair Value Adjustment	(3,838)
Noncontrolling Interest	(2,855)
$94,789

Dispositions -

During the three months ended March 31, 2010, the Company disposed of an operating property for a sales price of approximately $6.3 million which approximated the property’s carrying value.

Additionally, during the three months ended March 31, 2010, the Company disposed of, in separate transactions, three undeveloped land parcels for an aggregate sales price of approximately $4.9 million which resulted in an aggregate gain of approximately $1.7 million. This gain is included in Other expense, net in the Company’s Condensed Consolidated Statements of Income.

During the three months ended March 31, 2010, FNC Realty Corporation (“FNC”), a consolidated entity in which the Company holds a 53% controlling ownership interest, disposed of a property for a sales price of approximately $2.4 million which resulted in a pre-tax profit of approximately $0.3 million, before noncontrolling interest of $0.1 million. This income has been recorded as Income from other real estate investments in the Company’s Condensed Consolidated Statements of Income.

3.

Discontinued Operations

The Company reports as discontinued operations, properties held-for-sale and operating properties sold in the current period.  The results of these discontinued operations are included in a separate component of income on the Condensed Consolidated Statements of Income under the caption Discontinued operations.  This reporting has resulted in certain reclassifications of 2009 financial statement amounts.

The components of income and expense relating to discontinued operations for the three months ended March 31, 2010 and 2009 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2010 and 2009 and the operations for the applicable period for those assets classified as held-for-sale as of March 31, 2010 (in thousands):

	Three Months Ended March 31,
	2010	2009
Discontinued operations:
Revenues from rental property	$302	$295
Rental property expenses	(192)	(215)
Depreciation and amortization	(13)	-
Other income, net	1	3
Income from discontinued operating properties	98	83
Loss on operating properties held for sale/sold	(4)	(89)
Impairment of property carrying value	(800)	-
Gain on disposition of operating properties	-	671
Benefit/(provision) for income taxes	261	(235)
(Loss)/income from discontinued operating properties	(445)	430
Net income attributable to noncontrolling interests	-	-
(Loss)/income from discontinued operations attributable to the Company	$(445)	$430

During the three months ended March 31, 2010, the Company classified as held-for-sale three properties comprising approximately 27,000 square feet of GLA.  The book value of these properties aggregated approximately $21.3 million. The Company recognized an impairment charge of approximately $0.8 million on one of these properties.  The book value of the two remaining properties did not exceed each of their estimated fair values. The Company’s determination of the fair value for these properties, aggregating approximately $22.2 million, is based upon executed contracts of sale with third parties.  These properties are included in Other Assets on the Company’s Condensed Consolidated Balance Sheets.

4.

Ground-Up Development

The Company is engaged in ground-up development projects which consist of (i) U.S. ground-up development projects which will be held as long-term investments by the Company and (ii) various ground-up development projects located in Latin America for long-term investment. During 2009, the Company changed its merchant building business strategy from a sale upon completion strategy to a long-term hold strategy. Those properties previously considered merchant building have been either placed in service as long-term investment properties or included in U.S. ground-up development projects. The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of March 31, 2010, the Company had in progress a total of nine ground-up development projects, consisting of (i) five ground-up development projects located throughout Mexico, (ii) two U.S. ground-up development projects, (iii) one ground-up development project located in Chile, and (iv) one ground-up development project located in Brazil.

During the three months ended March 31, 2010, the Company expended approximately $11.8 million to purchase the noncontrolling partnership interests in four of its former merchant building projects.  Since there was no change in control, these transfers of noncontrolling interest transactions resulted in an adjustment to the Company’s Paid-in capital of approximately $8.0 million.

5.

Investments and Advances in Real Estate Joint Ventures

Kimco Prudential Joint Venture (“KimPru”) -

The Company holds a 15% noncontrolling ownership interest in each of three joint ventures, with three separate accounts managed by Prudential Real Estate Investors (“PREI”), collectively, KimPru. The Company accounts for its investment in KimPru under the equity method of accounting.  In addition, the Company manages the portfolios and earns acquisition fees, leasing commissions, property management fees and construction management fees.

KimPru has a term loan facility which bears interest at a rate of LIBOR plus 1.25% and is scheduled to mature in August 2010.  This facility is guaranteed by the Company with a guarantee from PREI to the Company for 85% of any guaranty payment the Company is obligated to make.  As of March 31, 2010, the outstanding balance on the credit facility was $311.2 million. This outstanding balance is anticipated to be repaid with proceeds from property sales and partner capital contributions on the maturity date.

During March 2010, KimPru recognized impairment charges of approximately $27.2 million relating to three properties that were classified as held-for-sale where the aggregate net book value of the properties exceeded the aggregate estimated selling price. The Company had previously taken other-than-temporary impairment charges on its investment in KimPru and had allocated these impairment charges to the underlying assets of the KimPru joint ventures including a portion to these three operating properties. As a result the Company’s share of the $27.2 million impairment loss is approximately $2.3 million which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income.  During March 2010, KimPru sold these three operating properties, for an aggregate sales price of approximately $85.7 million including the assignment of approximately $80.2 million in non-recourse mortgage debt encumbering the properties to a joint venture in which the Company holds a 15% noncontrolling interest. Proceeds from these property sales were used to repay a portion of the outstanding balance on the term loan facility.

Also during the three months ended March 31, 2010, KimPru sold its interest in a joint venture which owns an operating property to the Company for a sales price of approximately $8.5 million which resulted in a gain of approximately $1.6 million.

In addition to the impairment charges above, KimPru recognized an impairment charge of approximately $2.6 million based on an estimated sales price for a property held-for-sale. The Company’s share of this impairment charge was approximately $0.4 million excluding an income tax benefit of approximately $0.2 million. The $0.4 million impairment charge is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income.

As of March 31, 2010, the KimPru portfolio was comprised of 92 shopping center properties aggregating approximately 15.5 million square feet of GLA located in 12 states.

Kimco Income REIT (“KIR”) -

The Company holds a 45% noncontrolling limited partnership interest in KIR and accounts for its investment under the equity method of accounting.  KIR has a master management agreement with the Company whereby the Company performs services for fees relating to the management, operation, supervision and maintenance of the joint venture properties.

During the three months ended March 31, 2010, KIR disposed of an operating property for a sales price of approximately $14.9 million. This sale resulted in a gain of approximately $5.7 million of which the Company’s share was approximately $2.6 million.

During the three months ended March 31, 2010, KIR obtained two new non-recourse mortgages on two properties, one of which was previously unencumbered, aggregating approximately $18.6 million. These loans bear interest at a rate of 7.25% and are scheduled to mature in 2017.  Proceeds from these mortgages were primarily used to repay $14.0 million of maturing mortgage debt on one of the properties.

As of March 31, 2010, the KIR portfolio was comprised of 60 operating properties aggregating 12.8 million square feet of GLA located in 18 states.

Other Real Estate Joint Ventures -

During March 2010, a newly formed joint venture in which the Company holds a 15% noncontrolling interest, acquired three operating properties from the KimPru joint venture for an aggregate purchase price of approximately $85.7 million including the assumption of approximately $80.2 million in non-recourse mortgage debt encumbering the properties. These loans bear interest at a rate of 5.45% and are scheduled to mature in 2016.

The Company’s maximum exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments.  Generally such investments contain operating properties and the Company has determined these entities do not contain the characteristics of a VIE.  As of March 31, 2010, the Company’s carrying value in these investments approximated $1.1 billion.

6.

Other Real Estate Investments

Preferred Equity Capital -

The Company maintains a preferred equity program, which provides capital to developers and owners of real estate.  As of March 31, 2010, the Company’s net investment under the preferred equity program was approximately $518.6 million relating to 610 properties, including 401 net leased properties.  During the three months ended March 31, 2010, the Company earned approximately $7.5 million from its preferred equity investments, including $0.2 million in profit participation earned from two capital transactions.  During the three months ended March 31, 2009, the Company earned approximately $7.3 million from its preferred equity investments, including $0.7 million in profit participation earned from one capital transaction.

During the three months ended March 31, 2010, the Company recognized an impairment charge of approximately $3.8 million against the carrying value of its preferred equity investment in an operating property located in Tucson, AZ based on its estimated sales price. During the three months ended March 31, 2010, the Company acquired the remaining ownership interest in this operating property for a purchase price of approximately $90.0 million, including the assumption of $81.0 million in non-recourse mortgage debt, excluding a $3.8 million decrease associated with the fair value debt adjustment, which bears interest at a rate of 6.08% and is scheduled to mature in 2016.

7.

Mortgages and Other Financing Receivables

During the three months ended March 31, 2010, the Company sold its remaining portion of its participation in a mortgage receivable, at par, for approximately $1.7 million to an unaffiliated third party.  No gain or loss was recognized in connection with this transaction.

8.

Variable Interest Entities

Consolidated Operating Properties

Included within the Company’s consolidated operating properties at March 31, 2010 are six consolidated entities that are VIEs and for which the Company is the primary beneficiary.   All of these entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the voting rights of the equity investors is not proportional to their obligation to absorb expected losses or receive the expected residual returns of the entity and substantially all of the entity's activities are conducted on behalf of the investor which has disproportionately fewer voting rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

At March 31, 2010, total assets of these VIEs were approximately $53.0 million and total liabilities were approximately $23.5 million, including $14.7 million of non-recourse mortgage debt.  The classification of these assets is primarily within real estate and the classification of liabilities are primarily within mortgages payable and noncontrolling interests in the Company’s Condensed Consolidated Balance Sheets.

The majority of the operations of these VIEs are funded with cash flows generated from the properties.  One of the VIEs is encumbered by third party non-recourse mortgage debt aggregating approximately $14.7 million.  The Company has not provided financial support to any of these VIEs that it was not previously contractually required to provide, which consists primarily of funding any capital expenditures, including tenant improvements, which are deemed necessary to continue to operate the entity and any operating cash shortfalls that the entity may experience.

Consolidated Ground-Up Development Projects

Included within the Company’s ground-up development projects at March 31, 2010 are four consolidated entities that are VIEs, which the Company is the primary beneficiary. These entities were established to develop real estate property to hold as long-term investments.  The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

At March 31, 2010, total assets of these ground-up development VIEs were approximately $219.5 million and total liabilities were approximately $2.4 million. The classification of these assets is primarily within real estate and the classification of liabilities are primarily within accounts payable and accrued expenses in the Company’s Condensed Consolidated Balance Sheets.

Substantially all of the projected development costs to be funded for these ground-up development VIEs, aggregating approximately $39.6 million, will be funded with capital contributions from the Company and by the outside partners, when contractually obligated.  The Company has not provided financial support to the VIE that it was not previously contractually required to provide.

Unconsolidated Ground-Up Development

Also included within the Company’s ground-up development projects at March 31, 2010, is an unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support.  The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of this VIE based on the fact that Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest in this VIE.

The Company’s aggregate investment in this VIE was approximately $32.2 million as of March 31, 2010, which is included in Real estate under development in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $65.7 million, which primarily represents the Company’s current investment and estimated future funding commitments.  The Company has not provided financial support to this VIE that it was not previously contractually required to provide.  All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

Preferred Equity Investments

Included in the Company’s preferred equity investments are two unconsolidated investments that are VIEs for which the Company is not the primary beneficiary. These joint ventures were primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support.  The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s other partners and therefore does not have a controlling financial interest in these VIEs.

The Company’s aggregate investment in these preferred equity VIEs was approximately $3.1 million as of March 31, 2010, which is included in Other real estate investments in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be $8.2 million, which primarily represents the Company’s current investment and estimated future funding commitments.  One of these entities is encumbered by third party debt aggregating $0.9 million. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.  All future costs of development will be funded with capital contributions from the Company and the outside partners in accordance with their respective ownership percentages.

9.

Marketable Securities and Other Investments

During the three months ended March 31, 2010, the Company received approximately $4.3 million in proceeds from the sale of certain marketable securities which resulted in gross realizable gains of approximately $0.6 million.

At March 31, 2010, the Company’s investment in marketable securities was approximately $214.8 million which includes an aggregate unrealized gain of approximately $8.4 million relating to marketable equity security investments and an unrealized loss of approximately $16.4 million relating to the Company’s investment in Valad Property Group (“Valad”) convertible notes.  The Company does not have the intent and does not believe it will be required to sell the Valad notes before their anticipated recovery and fully expects to recover the entire cost basis.

During the three months ended March 31, 2010, the Company recorded impairment charges of approximately $0.5 million due to the decline in value of a marketable security that was deemed to be other-than-temporary. The Company does not believe that the declines in value of any of its remaining securities with unrealized losses are other-than-temporary at March 31, 2010.

The Company will continue to assess declines in value of its marketable securities on an on going basis.  Based on these assessments, the Company may determine that a decline in value for one or more of its investments may be other-than-temporary and would therefore write-down its cost basis accordingly.

10.

Mortgages Payable

During the three months ended March 31, 2010, the Company (i) assumed approximately $83.2 million of individual non-recourse mortgage debt relating to the acquisition of two operating properties, including a decrease of approximately $3.8 million associated with fair value debt adjustments and (ii) paid off approximately $12.0 million of mortgage debt that encumbered one operating property.

Mortgages payable, collateralized by certain shopping center properties and related tenants' leases, are generally due in monthly installments of principal and/or interest which mature at various dates through 2031. Interest rates range from approximately 1.63% to 9.75% (weighted-average interest rate of 5.66% as of March 31, 2010).  The scheduled principal payments (excluding any extension options available to the Company) of all mortgages payable, excluding unamortized fair value debt adjustments of approximately $1.0 million, as of March 31, 2010, were approximately as follows (in millions): 2010, $136.2; 2011, $77.7; 2012, $242.2; 2013, $189.7; 2014, $249.4; and thereafter, $559.4.

11.

Construction Loans

During the three months ended March 31, 2010, the Company fully repaid two construction loans aggregating approximately $30.2 million.  As of March 31, 2010, total loan commitments on the Company’s two remaining construction loans aggregated approximately

$34.2 million of which approximately $17.5 million has been funded. These loans are scheduled to mature in 2012 and 2014 and bear interest at rates of 2.13% and 2.23% at March 31, 2010.  These construction loans are collateralized by the respective projects and associated tenants’ leases.

12.

Noncontrolling Interests

Noncontrolling interests represent the portion of equity that the Company does not own in those entities it consolidates. Noncontrolling interests also includes partnership units issued by consolidated subsidiaries of the Company in connection with certain property acquisitions.  These units have a stated redemption value (classified as mezzanine equity) or a redemption amount based upon the Adjusted Current Trading Price, as defined, of the Company’s common stock ("Common Stock") and provide the unit holders various rates of return during the holding period.  The unit holders generally have the right to redeem their units for cash at any time after one year from issuance.  The Company typically has the option to settle redemption amounts in cash or Common Stock for the issuance of convertible units.  The Company evaluates the terms of the partnership units issued and determines if the units are mandatorily redeemable in accordance with the Distinguishing Liabilities from Equity guidance of the FASB’s ASC.

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

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the three months ended March 31, 2010 and March 31, 2009 (amounts in thousands):

	2010	2009
Balance at January 1,	$100,304	$115,853
Unit redemptions	(1,000)	-
Fair market value amortization	(22)	(109)
Other	(6)	-
Balance at March 31,	$99,276	$115,744

13.

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

	March 31, 2010		December 31, 2009
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Marketable Securities	$214,785	$211,276	$209,593	$204,006
Notes Payable	$3,053,342	$3,199,680	$3,000,303	$3,099,139
Mortgages Payable	$1,453,654	$1,567,428	$1,388,259	$1,377,224
Construction Loans Payable	$17,470	$16,403	$45,821	$44,725
Mandatorily Redeemable Noncontrolling Interests (termination dates ranging from 2019 – 2027)	$2,605	$5,921	$2,768	$5,256

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

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at March 31, 2010	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$25,221	$25,221	$-	$-
Convertible notes	$146,098	$-	$146,098	$-
Conversion option	$9,347	$-	$9,347	$-
Liabilities:
Interest rate swaps	$583	$-	$583	$-

	Balance at December 31, 2009	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$25,812	$25,812	$-	$-
Convertible notes	$140,281	$-	$140,281	$-
Conversion option	$9,095	$-	$9,095	$-
Liabilities:
Interest rate swaps	$150	$-	$150	$-

The Company does not have any significant fair value measurements using unobservable inputs (Level 3) at March 31, 2010.

14.

Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the three months ended March 31, 2010 and 2009 (in thousands):

	2010	2009
Acquisition of real estate interests by assumption of mortgage debt	$670	$-
Disposition of real estate through the issuance of an unsecured obligation	$-	$1,366
Issuance of restricted common stock	$2,134	$-
Consolidation of Joint Ventures:
Increase in real estate and other assets	$97,643	$-
Increase in mortgage payables	$83,212	$-
Declaration of dividends paid in succeeding period	$76,731	$131,097

15.

Incentive Plans

The Company maintains two equity participation plans, the Second Amended and Restated 1998 Equity Participation Plan (the “Prior Plan”) and the 2010 Equity Participation Plan (the “2010 Plan”) (collectively, the “Plans”).  The Prior Plan provides for a maximum of 47,000,000 shares of the Company’s common stock to be issued for qualified and non-qualified options and restricted stock grants.  The 2010 Plan provides for a maximum of 5,000,000 shares of the Company’s common stock to be issued for qualified and non-qualified options and other awards, plus the number of shares of common stock which are or become available for issuance under the Prior Plan and which are not thereafter issued under the Prior Plan, subject to certain conditions.  Unless otherwise determined by the Board of Directors at its sole discretion, options granted under the Plans generally vest ratably over a range of three to five years, expire ten years from the date of grant and are exercisable at the market price on the date of grant.  Restricted stock grants vest 100% on the fourth or fifth anniversary of the grant or ratably over four years.  In addition, the Plans provide for the granting of certain options and restricted stock to each of the Company’s non-employee directors (the “Independent Directors”) and permits such Independent Directors to elect to receive deferred stock awards in lieu of directors’ fees.

The Company recognized expense associated with its equity awards of approximately $3.1 million and $2.2 million for the three months ended March 31, 2010 and 2009, respectively.  The $2.2 million expense for the three months ended March 31, 2009, includes incremental expense related to the modification of stock awards in connection with severance costs associated with the terminations of employees during the three months ended March 31, 2009.  As of March 31, 2010, the Company had approximately $25.8 million of total unrecognized compensation cost related to unvested stock compensation granted under the Company’s Plan.  That cost is expected to be recognized over a weighted average period of approximately 2.2 years.

16.

Taxable REIT Subsidiaries (“TRS”)

The Company is subject to federal, state and local income taxes on the income from its TRS activities, which include Kimco Realty Services ("KRS"), a wholly owned subsidiary of the Company and the consolidated entities of FNC Realty Corporation (“FNC”) and Blue Ridge Real Estate Company/Big Boulder Corporation.

Income taxes have been provided for on the asset and liability method as required by the FASB’s Income Taxes guidance.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of the TRS assets and liabilities.

The Company’s deferred tax assets and liabilities at March 31, 2010 and December 31, 2009, were as follows (in thousands):

	March 31, 2010	December 31, 2009
Deferred tax assets:
Operating losses	$53,124	$55,613
Tax/GAAP basis differences	70,717	72,023
Tax credit carryforwards	8,179	6,319
Valuation allowance	(33,783)	(33,783)
Total deferred tax assets	98,237	100,172
Deferred tax liabilities	(12,696)	(13,833)
Net deferred tax assets	$85,541	$86,339

Deferred tax assets and deferred tax liabilities are included in the captions Other assets and Other liabilities on the accompanying Condensed Consolidated Balance Sheets.  As of March 31, 2010, the Company had total deferred tax assets of approximately $98.2 million. This total deferred tax asset includes approximately $11.1 million for the tax effect of net operating losses, after the impact of a valuation allowance of $33.8 million, relating to FNC, a consolidated entity in which the Company has a 53% ownership interest. The partial valuation allowance on the FNC deferred tax asset primarily results from current projected taxable income, being more likely than not, insufficient to utilize the full amount of the deferred tax asset. The remaining deferred tax asset of approximately $87.1 million primarily relates to KRS and consists primarily of differences in the timing of the recognition of income/(loss) between the GAAP and tax basis of accounting for (i) real estate assets (ii) real estate joint ventures, (iii) other real estate investments, (iv) other deductible temporary differences and (v) timing differences related to asset impairment charges recorded for book purposes but not yet recognized for tax purposes.

As of March 31, 2010, the Company had determined that no additional valuation allowance was needed against the $87.1 million remaining deferred tax asset associated with KRS. This was based upon the Company’s projected future income within KRS which utilized assumptions for core earnings and reductions in interest expense due to debt maturities and recapitalization of certain intercompany loans the Company has with KRS. As a result of this projection, the Company has determined that it is more likely than not that sufficient future taxable income will be generated to fully realize the $87.1 million deferred tax asset. If future income projections do not occur as forecasted or the Company incurs additional significant impairment losses, the Company will reevaluate the need for an additional valuation allowance.

17.

Pro Forma Financial Information

As discussed in Note 3, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the three months ended March 31, 2010.  The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Income for the three months ended March 31, 2010 and 2009, adjusted to give effect to these transactions at the beginning of each year.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations.  (Amounts presented in millions, except per share figures.)

	Three Months ended March 31,
	2010	2009

Revenues from rental property	$228.7	$197.7
Net income	$54.6	$41.6
Net income attributable to the Company’s common shareholders	$38.9	$26.3
Net income attributable to the Company’s common shareholders per common share:
Basic	$0.10	$0.10
Diluted	$0.10	$0.10

18.

Subsequent Event

During April 2010, the Company issued $150.0 million Canadian denominated (“CAD”) unsecured notes to a group of private investors at a rate of 5.99% scheduled to mature on April 13, 2018.  Proceeds from these notes were used to repay the Company’s CAD $150 million 4.45% Series 1 unsecured notes which matured in April 2010.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to, the risk factors discussed in Part II, Item 1A. included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2009, and (i) general adverse economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms, (iv) the Company’s ability to raise capital by selling its assets, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates and foreign currency exchange rates, (vii) the availability of suitable acquisition opportunities, (viii) valuation of joint venture investments, (ix) valuation of marketable securities and other investments, (x) increases in operating costs, (xi) changes in the dividend policy for the Company’s common stock, (xii) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure by multiple tenants to occupy their premises in a shopping center, (xiii) impairment charges and (xiv) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity.  Accordingly, there is no assurance that the Company’s expectations will be realized.

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.  These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers.  As of March 31, 2010, the Company owned interests in 1,471 retail properties, comprising 151 million square feet of gross leasable area (“GLA”) located in 45 states, Puerto Rico, Canada, Mexico, and South America.

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

The Company’s vision is to be the premier owner and operator of retail shopping centers with its core business operations focusing on owning and operating neighborhood and community shopping centers through equity investments in North America.  This vision will entail a shift away from certain non-strategic assets that the Company currently holds. These investments include non-retail preferred equity investments, marketable securities, mortgages on non-retail properties and several urban mixed-use properties.  The Company’s plan is to sell certain non-strategic assets and investments. The Company realizes that the sale of these assets will be over a period of time given the current market conditions. In order to execute the Company’s vision, the Company’s strategy is to continue to strengthen its balance sheet by pursuing deleveraging efforts, providing it the necessary flexibility to invest opportunistically and selectively, primarily focusing on neighborhood and community shopping centers.  In addition, the Company continues to be dedicated to building its institutional management business by forming joint ventures with high quality domestic and foreign institutional partners for the purpose of investing in neighborhood and community shopping centers.

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. The credit environment has begun to stabilize and the Company continues to pursue opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks. The Company has noticed a recent trend that although pricing and loan-to-value ratios remain dependent on specific deal terms, generally spreads for non-recourse mortgage financing are compressing and loan-to-values are gradually increasing from levels a year ago. The unsecured debt markets are functioning well and credit spreads have decreased dramatically from a year ago.  The Company continues to assess 2010 and beyond to ensure the Company is prepared if credit market conditions deteriorate.

The retail shopping sector has been negatively affected by general economic conditions.  These conditions have forced some weaker retailers, in some cases, to declare bankruptcy and/or close stores. Certain retailers have announced store closings even though they have not filed for bankruptcy protection. However, any of these particular store closings affecting the Company often represent a small percentage of the Company’s overall gross leasable area and the Company does not currently expect store closings to have a material adverse effect on the Company’s overall performance.

The decline in market conditions has also had a negative effect on real estate transactional activity as it relates to the acquisition and sale of real estate assets. The Company believes that the lack of real estate transactions will continue throughout 2010 which will curtail the Company’s growth in the near term.

Results of Operations

Comparison of the three months ended March 31, 2010 to 2009

	Three Months Ended
	March 31,		Increase/
	2010	2009	(Decrease)	% change
	(amounts in millions)
Revenues from rental property (1)	$227.0	$193.6	$33.4	17.3%
Rental property expenses: (2)
Rent	$3.7	$3.3	$0.4	12.1%
Real estate taxes	30.2	24.3	5.9	24.3%
Operating and maintenance	34.0	31.1	2.9	9.3%
	$67.9	$58.7	$9.2	15.7%
Depreciation and amortization (3)	$61.6	$56.7	$4.9	8.6%

(1)  Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2010 and 2009, providing incremental revenues for the three months ended March 31, 2010 of $30.3 million as compared to the corresponding period in 2009 and (ii) an overall increase in the consolidated shopping center portfolio occupancy to 92.2% at March 31, 2010, as compared to 92.0% at March 31, 2009 and the completion of certain development and redevelopment projects and tenant buyouts providing incremental revenues of approximately $3.5 million for the three months ended March 31, 2010 as compared to the corresponding period in 2009, which was partially offset by (iii) a decrease in revenues of approximately $0.4 million for the three months ended March 31, 2010, as compared to the corresponding period in 2009, primarily resulting from the sale of certain properties during 2010 and 2009.

(2) Rental property expenses increased for the three months ended March 31, 2010 as compared to the corresponding period in 2009 primarily due to (i) the placement of certain development properties into service, which resulted in lower capitalization of carry costs and (ii) operating property acquisitions during 2010 and 2009.

(3) Depreciation and amortization increased for the three months ended March 31, 2010, as compared to the corresponding period in 2009, primarily due to (i) operating property acquisitions during 2010 and 2009, (ii) the placement of certain development properties into service and (iii) tenant vacates, partially offset by operating property dispositions during 2010 and 2009.

Mortgage and other financing income decreased approximately $1.5 million for the three months ended March 31, 2010, as compared to the corresponding period in 2009, primarily due to a decrease in interest income due to pay-downs and dispositions of mortgage receivables during 2010 and 2009.

General and administrative expense decreased approximately $1.2 million for the three months ended March 31, 2010, as compared to the corresponding period in 2009, primarily due to decrease in personnel related salary costs of approximately $2.7 million partially offset by an increase in expenses associated with equity awards of approximately $1.4 million.

Interest, dividends and other investment income decreased approximately $1.8 million to $6.1 million for the three months ended March 31, 2010 as compared to $7.9 million for the corresponding period in 2009.  This decrease is primarily due to (i) a reduction in interest income of approximately $2.3 million due to repayments of notes in 2009 and (ii) a decrease in dividend income of approximately $0.7 million primarily resulting  from the sale of certain marketable securities during 2010 and 2009; partially offset by an increase in the interest income from an investment in convertible notes of approximately $1.3 million primarily relating to a change in the foreign currency rate.

Interest expense increased approximately $12.2 million for the three months ended March 31, 2010, as compared to the corresponding period in 2009.  This increase is primarily due to higher outstanding levels of secured debt at higher interest rates during the three months ended March 31, 2010, as compared to the corresponding period in 2009.

Equity in income of real estate joint ventures, net increased $11.4 million for the three months ended March 31, 2010, as compared to the corresponding period in 2009.  This increase is primarily the result of (i) an increase in income related to the recognition of approximately $8.0 million in income resulting from cash distributions received in excess of the Company’s carrying value of its investment in an unconsolidated limited liability partnership, (ii) the recognition of approximately $6.1 million of equity in income from the Albertson’s joint venture during the three months ended March 31, 2010, as compared to $1.0 million of equity in income recognized during the three months ended March 31, 2009 primarily resulting from the sale of a distribution center in the joint venture, and (iii) an increase in equity in income from the KIR joint venture of approximately $1.6 million primarily resulting from the sale of an operating property, partially offset by (iv) the recognition of impairment charges of approximately $2.3 million recorded during 2010 relating to three properties in the KimPru joint venture which were sold for less than their carrying value.

Net income attributable to the Company was approximately $50.8 million or $0.10 on a diluted per share basis for the three months ended March 31, 2010 as compared to approximately $38.4 million or $0.10 on a diluted per share basis for the corresponding period in 2009.  This change is primarily attributable to (i) additional incremental earnings due to the acquisitions of operating properties during 2010 and 2009 and (ii) an overall net increase in equity in income of joint ventures primarily relating to gains on sale of properties, partially offset by (iii) the recognition of impairment charges aggregating approximately $4.4 million.

Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base.  At March 31, 2010, the Company’s five largest tenants were The Home Depot, TJX Companies, Sears Holdings, Wal-Mart and Kohl’s, which represented approximately 3.3%, 2.7%, 2.5%, 2.3% and 1.9%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, when available, mortgage and construction loan financing and immediate access to unsecured revolving credit facilities with aggregate bank commitments of approximately $1.7 billion.

The Company’s cash flow activities are summarized as follows (in millions):

	Three Months Ended
	March 31,
	2010	2009
Net cash flow provided by operating activities	$143.2	$114.9
Net cash flow used for investing activities	$(31.5)	$(79.8)
Net cash flow used for financing activities	$(96.3)	$(21.3)

Operating Activities

Cash flows provided by operating activities for the three months ended March 31, 2010, were approximately $143.2 million, as compared to approximately $114.9 million for the comparable period in 2009.  The change of approximately $28.3 million is primarily attributable to (i) additional incremental earnings due to the acquisitions of operating properties during 2010 and 2009, partially offset by (ii) an increase in equity in income of joint ventures of approximately $11.4 million.

The Company anticipates that cash on hand, borrowings under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Net cash flow provided by operating activities for the three months ended March 31, 2010, was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2010 and 2009, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) distributions from the Company’s joint venture programs.

Investing Activities

Cash flows used for investing activities for the three months ended March 31, 2010, were approximately $31.5 million, as compared to approximately $79.8 million for the comparable period in 2009.  This decrease in cash utilization of approximately $48.3 million resulted primarily from decreases in (i) the acquisition of and improvements to operating real estate, (ii) the acquisition of and improvements to real estate under development, (iii) investments and advances in real estate joint ventures, (iv) an increase in reimbursements of advances to real estate joint ventures partially offset by (v) a decrease in proceeds from the sale of development properties and (vi) a decrease in proceeds from the sale of marketable securities.

Acquisitions of and Improvements to Operating Real Estate -

During the three months ended March 31, 2010, the Company expended approximately $26.9 million towards improvements to operating real estate including $9.4 million expended in connection with redevelopments and re-tenanting projects as described below.

The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace.  The Company anticipates its capital commitment toward these and other redevelopment projects during 2010 will be approximately $30 million to $40 million.  The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving lines of credit.

Investments and Advances to Joint Ventures -

During the three months ended March 31, 2010, the Company expended approximately $20.9 million for investments and advances to real estate joint ventures and received approximately $10.6 million from reimbursements of advances to real estate joint ventures.

Ground-up Development –

The Company is engaged in ground-up development projects which consist of (i) U.S. ground-up development projects which will be held as long-term investments by the Company and (ii) various ground-up development projects located in Latin America for long-term investment. During 2009, the Company changed its merchant building business strategy from a sale upon completion strategy to a long-term hold strategy. Those properties previously considered merchant building have been either placed in service as long-term investment properties or included in U.S. ground-up development projects. The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of March 31, 2010, the Company had in progress a total of nine ground-up development projects, consisting of (i) five ground-up development projects located throughout Mexico, (ii) two U.S. ground-up development projects, (iii) one ground-up development project located in Chile, and (iv) one ground-up development project located in Brazil.

During the three months ended March 31, 2010, the Company expended approximately $14.4 million primarily in connection with construction costs relating to its ground-up development projects.  The Company anticipates its remaining capital commitment during 2010 toward these and other development projects will be approximately $50 million to $60 million.  The proceeds from the sales of completed ground-up development projects, proceeds from unfunded construction loan commitments and availability under the Company’s revolving lines of credit are expected to be sufficient to fund these anticipated capital requirements.

Dispositions and Transfers -

During the three months ended March 31, 2010, the Company received net proceeds of approximately $12.9 million relating to the sale of various operating properties and ground-up development properties.

Financing Activities

Cash flows used for financing activities for the three months ended March 31, 2010, were approximately $96.3 million, as compared to cash flows used for financing activities of approximately $21.3 million for the comparable period in 2009.  This change of approximately $75.0 million resulted primarily from (i) a decrease of approximately $171.1 million in net borrowings under the Company’s unsecured revolving credit facilities, (ii) a decrease in proceeds from mortgage/construction loan financing of approximately $41.6 million, (iii) an increase in principal payments of approximately $34.8 million partially offset by (iv) a decrease in the repayment of unsecured term loan/notes of approximately $130.0 million and (v) a decrease in dividends paid of approximately 54.4 million.

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. The credit environment has begun to stabilize and the Company continues to pursue opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks. The Company has noticed a recent trend that although pricing and loan-to-value ratios remain dependent on specific deal terms, generally spreads for non-recourse mortgage financing are compressing and loan-to-values are gradually increasing from levels a year ago. The unsecured debt markets are functioning well and credit spreads have decreased dramatically from a year ago. The Company continues to assess 2010 and beyond to ensure the Company is prepared if the current credit market conditions deteriorate.

Debt maturities for the remainder of 2010 consist of: $262.3 million of consolidated debt; $594.0 million of unconsolidated joint venture debt and $251.0 million of debt on properties included in the Company’s preferred equity program, assuming the utilization of extension options where available.   The 2010 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Company’s credit facilities (which at March 31, 2010 had approximately $1.6 billion available) and debt refinancing.  The 2010 unconsolidated joint venture and preferred equity debt maturities are anticipated to be repaid through debt refinancing and partner capital contributions, as deemed appropriate.

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

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $7.5 billion.  Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.  These markets have experienced extreme volatility but have more recently stabilized.  As available, the Company will continue to access these markets. The Company was added to the S & P 500 Index in March 2006, an index containing the stock of 500 Large Cap corporations, most of which are U.S. corporations.

The Company has a $1.5 billion unsecured U.S. revolving credit facility (the "U.S. Credit Facility") with a group of banks, which is scheduled to expire in October 2011.  The Company has a one-year extension option related to this facility. This credit facility has made available funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional management programs, (iii) development and redevelopment costs, and (iv) any short-term working capital requirements.  Interest on borrowings under the U.S. Credit Facility accrues at LIBOR plus 0.425% and fluctuates in accordance with changes in the Company’s senior debt ratings.  As part of this U.S. Credit Facility, the Company has a competitive bid option whereby the Company may auction up to $750.0 million of its requested borrowings to the bank group.  This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread.  A facility fee of 0.15% per annum is payable quarterly in arrears.  As part of the U.S. Credit Facility, the Company has a $200.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Pounds Sterling, Japanese Yen or Euros.  Pursuant to the terms of the U.S. Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt, and (ii) minimum interest and fixed coverage ratios.  As of March 31, 2010, there was approximately $177.2 million outstanding balance under this credit facility and approximately $20.5 million appropriated for letters of credit.

Pursuant to the terms of the U.S. Credit Facility, the Company, among other things, is subject to maintenance of various covenants.  The Company is not in violation of these covenants.  The financial covenants for the U.S. Credit Facility are as follows:

Covenant	Must Be	As of 3/31/10
Total Indebtedness to Gross Asset Value(“GAV”)	<60%	49%
Total Priority Indebtedness to GAV	<35%	16%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	2.87x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	2.08x
Limitation of Investments, Loans and Advances	<30% of GAV	18% of GAV

For a full description of the US Credit Facility’s covenants refer to the Credit Agreement dated as of October 25, 2007 filed in the Company’s Current Report on Form 8-K dated October 25, 2007.

The Company also has a three-year CAD $250.0 million unsecured credit facility with a group of banks.  This facility bears interest at the CDOR Rate, as defined, plus 0.425%, subject to change in accordance with the Company’s senior debt and is scheduled to expire in March 2011, with an additional one-year extension option.  Proceeds from this facility are used for general corporate purposes, including the funding of Canadian denominated investments.  As of March 31, 2010, there was no outstanding balance under this credit facility.  There is approximately CAD $67.4 million (approximately USD $66.3 million) appropriated for letters of credit at March 31, 2010.  The Canadian facility covenants are the same as the U.S. Credit Facility covenants described above.

During August 2009, the Company became obligated to issue a letter of credit for approximately CAD $66.0 million (approximately USD $65.0 million) relating to a tax assessment dispute with the Canada Revenue Agency (“CRA”).  The letter of credit has been issued under the Company’s CAD $250 million credit facility referred to above. The dispute is in regard to three of the Company’s wholly-owned subsidiaries which hold a 50% co-ownership interest in Canadian real estate. However, applicable Canadian law requires that a non-resident corporation post sufficient collateral to cover a claim for taxes assessed.  As such, the Company issued its letter of credit as required by the governing law.  The Company strongly believes that it has a justifiable defense against the dispute which will release the Company from any and all liability.

During March 2008, the Company obtained a MXP 1.0 billion term loan, which bears interest at a fixed rate of 8.58% and is scheduled to mature in March 2013.  The Company utilized proceeds from this term loan to fully repay the outstanding balance of its MXP 500.0 million unsecured revolving credit facility, which was terminated by the Company.  Remaining proceeds from this term loan were used for funding MXP denominated investments.  As of March 31, 2010, the outstanding balance on this term loan was MXP 1.0 billion (approximately USD $80.2 million).  The Mexican term loan covenants are the same as the U.S. and Canadian Credit Facilities covenants described above.

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

The Company’s supplemental indenture governing its medium term notes and senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 3/31/10
Consolidated Indebtedness to Total Assets	<60%	44%
Consolidated Secured Indebtedness to Total Assets	<40%	13%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	2.5x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.4x

For a full description of the various indenture covenants refer to the Indenture dated September 1, 1993, First Supplemental Indenture dated August 4, 1994, the Second Supplemental Indenture dated April 7, 1995, the Third Supplemental Indenture dated June 2, 2006, the Fifth Supplemental Indenture dated as of September 24, 2009, the Fifth Supplemental Indenture dated as of October 31, 2006 and First Supplemental Indenture dated October 31, 2006, as filed with the U.S. Securities and Exchange Commission.

During April 2009, the Company filed a shelf registration statement on Form S-3ASR, which is effective for a term of three years, for the future unlimited offerings, from time-to-time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects.  As of March 31, 2010, the Company had over 420 unencumbered property interests in its portfolio.

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as they monitor sources of capital and evaluate the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for the three months ended March 31, 2010 and 2009 were $76.7 million and $131.1 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly.  Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.  The Company’s Board of Directors declared a quarterly cash dividend of $0.16 per common share which was paid on April 15, 2010 to shareholders of record on April 5, 2010. On May 5, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.16 per common share payable to shareholders of record on July 1, 2010. This dividend will be paid on July 15, 2010.

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

Capital Markets and Economic Conditions; Real Estate and Retail Shopping Center Sector

In the U.S., market and economic conditions have begun to stabilize. Credit conditions have improved from the prior year with increased access and availability to secured mortgage debt and the unsecured bond and equity markets. However, there remains concern over high unemployment rates and an uncertain economic recovery in Europe.  These conditions have contributed to slow growth in the U.S. and international economies.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk and fluctuations in foreign currency exchange rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of March 31, 2010, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instruments’ actual cash flows are denominated in U.S. dollars, Canadian dollars, and Mexican pesos as indicated by geographic description ($ in USD equivalent in millions).

	2010	2011	2012	2013	2014	2015+	Total	Fair Value
U.S. Dollar Denominated
Secured Debt
Fixed Rate	$ 16.4	$ 42.2	$ 145.3	$ 180.8	$ 226.3	$ 621.0	$ 1,232.0	$ 1,336.9
Average Interest Rate	8.47%	7.24%	6.21%	6.54%	6.37%	6.80%	6.65%
Variable Rate	$ 101.3	$ 14.9	$ 96.2	$ -	$ 20.7	$ 6.0	$ 239.1	$ 246.9
Average Interest Rate	1.79%	4.48%	4.08%	-	2.15%	0.25%	2.87%

Unsecured Debt
Fixed Rate	$ 71.7	$ 341.4	$ 215.9	$ 276.1	$ 295.3	$ 1,240.9	$ 2,441.3	$ 2,577.2
Average Interest Rate	5.54%	6.30%	6.00%	5.37%	5.19%	5.89%	5.80%
Variable Rate	$ 10.1	$ 177.2	$ -	$ -	$ -	$ -	$ 187.3	$ 183.6
Average Interest Rate	5.50%	0.67%	-	-	-	-	0.94%

Canadian Dollar Denominated
Unsecured Debt
Fixed Rate	$ 147.6	$ -	$ -	$ 196.9	$ -	$ -	$ 344.5	$ 357.7
Average Interest Rate	4.45%	-	-	5.18%	-	-	4.87%

Mexican Pesos Denominated
Unsecured Debt
Fixed Rate	$ -	$ -	$ -	$ 80.2	$ -	$ -	$ 80.2	$ 81.2
Average Interest Rate	-	-	-	8.58%	-	-	8.58%

Based on the Company’s variable-rate debt balances, interest expense would have increased by approximately $1.1 million for the three months ended March 31, 2010 if short-term interest rates were 1% higher.

As of March 31, 2010, the Company had (i) Canadian investments totaling CAD $473.3 million (approximately USD $465.9 million) comprised of real estate joint venture investments and marketable securities, (ii) Mexican real estate investments of approximately MXP 8.6 billion (approximately USD $693.5 million), (iii) Chilean real estate investments of approximately 14.8 billion Chilean Pesos (approximately USD $28.4 million), (iv) Peruvian real estate investments of approximately 7.5 million Peruvian Nuevo Sol (approximately USD $2.7 million), (v) Brazilian real estate investments of approximately 52.8 million Brazilian Reals (“BRL”) (approximately USD $29.5 million) and (vi) Australian investments in marketable securities of approximately AUD 191.1 million (approximately USD $174.0 million).  The foreign currency exchange risk has been partially mitigated through the use of local currency denominated debt.

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  As of March 31, 2010, the Company has no other material exposure to market risk.

Item 4.

Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

12.1 Computation of Ratio of Earnings to Fixed Charges

12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1 Certification of the Company’s Chief Executive Officer, David B. Henry, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Company’s Chief Financial Officer, Michael V. Pappagallo, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Company’s Chief Executive Officer, David B. Henry, and the Company’s Chief Financial Officer, Michael V. Pappagallo, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 Underwriting Agreement, dated April 6, 2010, by and among Kimco North Trust III, Kimco Realty Corporation and RBC Dominion Securities Inc. Scotia Capital Inc. and CIBC World Markets Inc.

99.2 Third Supplemental Indenture, dated April 13, 2010, among Kimco North Trust III, Kimco Realty Corporation, as Guarantor and BNY Trust Company of Canada, as Trustee.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMCO REALTY CORPORATION

May 6, 2010	/s/ David B. Henry
(Date)	David B. Henry
Chief Executive Officer

May 6, 2010	/s/ Michael V. Pappagallo
(Date)	Michael V. Pappagallo
Chief Financial Officer