Form 10-Q
period 2010-06-30
KIMCO REALTY CORP
filed 2010-08-09
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

 [X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number:  1-10899

Kimco Realty Corporation

(Exact name of registrant as specified in its charter)

Maryland	13-2744380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3333 New Hyde Park Road, New Hyde Park, NY 11042

(Address of principal executive offices) (Zip Code)

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

As of July 29, 2010, the registrant had 405,833,213 shares of common stock.

PART I FINANCIAL INFORMATION

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	June 30, 2010	December 31, 2009
Assets:
Operating real estate, net of accumulated depreciation of $1,441,926 and $1,343,148, respectively	$6,685,586	$7,073,408
Investments and advances in real estate joint ventures	1,251,755	1,103,625
Real estate under development	441,561	465,785
Other real estate investments	540,631	553,244
Mortgages and other financing receivables	110,108	131,332
Cash and cash equivalents	135,283	122,058
Marketable securities	208,611	209,593
Accounts and notes receivable	116,038	113,610
Other assets	393,434	389,550
Total assets	$9,883,007	$10,162,205

Liabilities:
Notes payable	$2,976,260	$3,000,303
Mortgages payable	1,266,122	1,388,259
Construction loans payable	17,880	45,821
Dividends payable	76,755	76,707
Other liabilities	409,231	432,833
Total liabilities	4,746,248	4,943,923
Redeemable noncontrolling interests	98,945	100,304

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 3,232,000 shares
Class F Preferred Stock, $1.00 par value, authorized 700,000 shares Issued and outstanding 700,000 shares Aggregate liquidation preference $175,000	700	700
Class G Preferred Stock, $1.00 par value, authorized 184,000 shares Issued and outstanding 184,000 shares Aggregate liquidation preference $460,000	184	184
Common stock, $.01 par value, authorized 750,000,000 Issued and outstanding 405,833,213 and 405,532,566 shares, respectively	4,058	4,055
Paid-in capital	5,286,491	5,283,204
Cumulative distributions in excess of net income	(416,777)	(338,738)
	4,874,656	4,949,405
Accumulated other comprehensive income	(65,019)	(96,432)
Total stockholders' equity	4,809,637	4,852,973
Noncontrolling interests	228,177	265,005
Total equity	5,037,814	5,117,978
Total liabilities and equity	$9,883,007	$10,162,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues from rental property	$213,955	$188,095	$429,939	$380,491
Rental property expenses:
Rent	(3,623)	(3,301)	(7,269)	(6,534)
Real estate taxes	(30,945)	(27,244)	(59,938)	(51,338)
Operating and maintenance	(29,105)	(23,892)	(61,869)	(54,754)
Mortgage and other financing income	2,371	3,747	5,041	7,872
Management and other fee income	11,417	10,299	21,261	20,224
Depreciation and amortization	(60,232)	(55,526)	(117,483)	(112,034)
General and administrative expenses	(26,446)	(26,104)	(54,586)	(55,457)
Interest, dividends and other investment income	5,181	5,213	11,280	13,134
Other (expense)/income, net	(5,057)	297	(8,417)	(3,917)
Interest expense	(59,624)	(50,934)	(116,078)	(97,405)
Income from other real estate investments	8,289	9,338	17,261	17,724
(Loss)/gain on sale of development properties	-	(25)	1,793	2,403
Impairments:
Property carrying values	(1,900)	(38,800)	(1,900)	(38,800)
Investments in other real estate investments	(2,112)	(40,602)	(5,994)	(40,602)
Marketable securities and other investments	-	(29,573)	(506)	(29,573)
Investments in real estate joint ventures	-	(26,896)	-	(26,896)
Income/(loss) from continuing operations before income taxes and equity in (loss)/income of joint ventures	22,169	(105,908)	52,535	(75,462)
Benefit for income taxes	4,136	692	6,051	1,374
Equity in (loss)/income of joint ventures, net	(361)	(15,272)	20,640	(5,630)
Income/(loss) from continuing operations	25,944	(120,488)	79,226	(79,718)
Discontinued operations:
Income from discontinued operating properties, net of tax	1,567	389	3,485	1,039
Impairment/loss on operating properties held for sale/sold, net of tax	(2,619)	(13,323)	(3,101)	(13,380)
Gain on disposition of operating properties, net of tax	-	-	-	403
(Loss)/income from discontinued operations	(1,052)	(12,934)	384	(11,938)
(Loss)/gain on transfer of operating properties	(57)	-	(57)	26
Gain on sale of operating properties, net	2,442	1,555	2,434	1,555
Total net gain on transfer or sale of operating properties	2,385	1,555	2,337	1,581
Net income/(loss)	27,277	(131,867)	81,987	(90,075)
Net income attributable to noncontrolling interests	(2,666)	(2,784)	(6,540)	(6,152)
Net income/(loss) attributable to the Company	24,611	(134,651)	75,447	(96,227)
Preferred stock dividends	(11,822)	(11,822)	(23,644)	(23,644)
Net income/(loss) available to the Company's common shareholders	$12,789	$(146,473)	$51,803	$(119,871)
Per common share:
Income/(loss) from continuing operations:
-Basic	$0.03	$(0.36)	$0.13	$(0.34)
-Diluted	$0.03	$(0.36)	$0.13	$(0.34)
Net income/(loss):
-Basic	$0.03	$(0.40)	$0.13	$(0.37)
-Diluted	$0.03	$(0.40)	$0.13	$(0.37)
Weighted average shares:
-Basic	405,705	368,254	405,635	319,937
-Diluted	406,009	368,254	405,871	319,937
Amounts attributable to the Company's common shareholders:
Income/(loss) from continuing operations, net of tax	$13,841	$(133,539)	$51,419	$(107,933)
(Loss)/income from discontinued operations	(1,052)	(12,934)	384	(11,938)
Net income/(loss)	$12,789	$(146,473)	$51,803	$(119,871)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income/(loss)	$27,277	$(131,867)	$81,987	$(90,075)
Other comprehensive income:
Change in unrealized (loss)/gain on marketable securities	(6,824)	23,658	1,841	24,751
Change in unrealized (loss)/gain on interest rate swaps	(280)	313	(507)	(118)
Change in foreign currency translation adjustment, net	34,491	15,641	46,797	(25,872)
Other comprehensive income/(loss)	27,387	39,612	48,131	(1,239)

Comprehensive income	54,664	(92,255)	130,118	(91,314)

Comprehensive (income)/loss attributable to noncontrolling interests	(5,678)	(3,950)	(23,258)	2,411

Comprehensive income attributable to the Company	$48,986	$(96,205)	$106,860	$(88,903)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Six Months Ended June 30, 2010 and 2009

(Unaudited)

(in thousands)

	Cumulative Distributions in excess of net income	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Total Stockholders' Equity	Noncontrolling Interests	Total Equity	Comprehensive Income

Balance, January 1, 2009	$(58,162)	$(179,541)	$884	$2,711	$4,217,806	$3,983,698	$221,035	$4,204,733
Contributions from noncontrolling interests	-	-	-	-	-	-	15,868	15,868
Comprehensive income:
Net loss	(96,227)	-	-	-	-	(96,227)	6,152	(90,075)	$(90,075)
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	24,751	-	-	-	24,751	-	24,751	24,751
Change in unrealized loss on interest rate swaps	-	(118)	-	-	-	(118)	-	(118)	(118)
Change in foreign currency translation adjustment	-	(17,309)	-	-	-	(17,309)	(8,563)	(25,872)	(25,872)
Comprehensive income									$(91,314)
Redeemable noncontrolling interests	-	-	-	-	-	-	(3,093)	(3,093)
Dividends ($0.50 per common share; $0.8312 per Class F Depositary Share, and $0.9688 per Class G Depositary Share, respectively)	(165,502)	-	-	-	-	(165,502)	-	(165,502)
Distributions to noncontrolling interests	-	-	-	-	-	-	(3,486)	(3,486)
Issuance of units	-	-	-	-	-	-	126	126
Unit redemptions	-	-	-	-	-	-	(346)	(346)
Issuance of common stock	-	-	-	1,052	716,208	717,260	-	717,260
Exercise of common stock options	-	-	-	1	406	407	-	407
Amortization of equity awards	-	-	-	-	4,405	4,405	-	4,405
Balance, June 30, 2009	$(319,891)	$(172,217)	$884	$3,764	$4,938,825	$4,451,365	$227,693	$4,679,058
Balance, January 1, 2010	$(338,738)	$(96,432)	$884	$4,055	$5,283,204	$4,852,973	$265,005	$5,117,978
Contributions from noncontrolling interests	-	-	-	-	-	-	2,380	2,380
Comprehensive income:	-	-	-	-	-	-	-	-
Net income	75,447	-	-	-	-	75,447	6,540	81,987	$81,987
Other comprehensive income, net of tax:									-
Change in unrealized gains on marketable securities	-	1,841	-	-	-	1,841	-	1,841	1,841
Change in unrealized loss on interest rate swaps	-	(507)	-	-	-	(507)	-	(507)	(507)
Change in foreign currency translation adjustment	-	30,079	-	-	-	30,079	16,718	46,797	46,797
Comprehensive income									$130,118
Redeemable noncontrolling interests	-	-	-	-	-	-	(3,244)	(3,244)
Dividends ($0.32 per common share; $0.8312 per Class F Depositary Share, and $0.9688 per Class G share, respectively)	(153,486)	-	-	-	-	(153,486)	-	(153,486)
Distributions to noncontrolling interests	-	-	-	-	-	-	(55,460)	(55,460)
Issuance of common stock	-	-	-	-	199	199	-	199
Exercise of common stock options	-	-	-	3	4,594	4,597	-	4,597
Acquisition of noncontrolling interests	-	-	-	-	(8,028)	(8,028)	(3,762)	(11,790)
Amortization of equity awards	-	-	-	-	6,522	6,522	-	6,522
Balance, June 30, 2010	$(416,777)	$(65,019)	$884	$4,058	$5,286,491	$4,809,637	$228,177	$5,037,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2010 and 2009

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flow from operating activities:
Net income (loss)	$81,987	$(90,075)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	123,171	111,414
Loss on operating properties held for sale/sold/transferred	65	113
Impairment charges	11,791	149,171
Gain on sale of development properties	(1,793)	(2,403)
Gain on sale/transfer of operating properties	(2,442)	(2,252)
Equity in (loss)/income of joint ventures, net	(20,640)	5,629
Income from other real estate investments	(15,728)	(7,802)
Distributions from joint ventures	64,164	55,960
Change in accounts and notes receivable	(2,419)	(5,048)
Change in accounts payable and accrued expenses	20,640	9,581
Change in other operating assets and liabilities	(29,062)	(26,336)
Net cash flow provided by operating activities	229,734	197,952
Cash flow from investing activities:
Acquisition of and improvements to operating real estate	(52,292)	(48,248)
Acquisition of and improvements to real estate under development	(27,668)	(82,169)
Proceeds from sale of marketable securities	5,723	17,427
Investments and advances to real estate joint ventures	(50,394)	(63,307)
Reimbursements of advances to real estate joint ventures	24,196	17,697
Other real estate investments	(4,492)	(5,199)
Reimbursements of advances to other real estate investments	6,074	7,377
Investment in mortgage loans receivable	(2,613)	(3,907)
Collection of mortgage loans receivable	25,746	9,779
Other investments	(962)	(3,290)
Reimbursements of other investments	94	4,806
Proceeds from sale of operating properties	175,323	13,690
Proceeds from sale of development properties	6,276	12,132
Net cash flow provided by (used for) investing activities	105,011	(123,212)
Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(46,928)	(154,671)
Principal payments on rental property debt	(12,063)	(7,298)
Principal payments on construction loan financings	(30,256)	(52,440)
Proceeds from mortgage/construction loan financings	2,316	384,646
Borrowings under revolving unsecured credit facilities	41,314	211,858
Repayment of borrowings under unsecured revolving credit facilities	(10,573)	(889,479)
Proceeds from issuance of unsecured term loan/notes	149,720	220,000
Repayment of unsecured term loan/notes	(196,725)	(165,751)
Financing origination costs	(1,583)	(10,095)
Redemption of noncontrolling interests	(63,664)	(14,386)
Dividends paid	(153,438)	(262,196)
Proceeds from issuance of stock	360	717,820
Net cash flow used for financing activities	(321,520)	(21,992)
Change in cash and cash equivalents	13,225	52,748
Cash and cash equivalents, beginning of period	122,058	136,177
Cash and cash equivalents, end of period	$135,283	$188,925
Interest paid during the period (net of capitalized interest of $8,556, and $11,577, respectively)	$118,206	$97,747
Income taxes paid during the period	$651	$3,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

1.             Interim Financial Statements

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation and Subsidiaries (the “Company”), its subsidiaries, all of which are wholly-owned, and all entities in which the Company has a controlling financial interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) or meets certain criteria of a sole general partner or managing member in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation.  The information furnished in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's 2009 Annual Report on Form 10-K, as certain disclosures that would duplicate those included in the 10-K are not included in these Condensed Consolidated Financial Statements.

Subsequent Events -

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements.

Income Taxes -

The Company has made an election to qualify, and believes it is operating so as to qualify, as a Real Estate Investment Trust (“REIT”) for federal income tax purposes.  Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under Sections 856 through 860 of the Internal Revenue Code, as amended (the “Code”).  However, in connection with the Tax Relief Extension Act of 1999, which became effective January 1, 2001, the Company is permitted to participate in certain activities which it was previously precluded from in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries under the Code.  As such, the Company will be subject to federal and state income taxes on the income from these activities.

Earnings/(Loss) Per Share -

The following table sets forth the reconciliation of earnings/(loss) and the weighted average number of shares used in the calculation of basic and diluted earnings/(loss) per share (amounts presented in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Computation of Basic Earnings/(Loss) Per Share:

Income/(loss) from continuing operations	$25,944	$(120,488)	$79,226	$(79,718)
Total net gain on transfer or sale of operating properties	2,385	1,555	2,377	1,581
Net income attributable to noncontrolling interests	(2,666)	(2,784)	(6,540)	(6,152)
Preferred stock dividends	(11,822)	(11,822)	(23,644)	(23,644)
Income/(loss) from continuing operations available to common shareholders	13,841	(133,539)	51,419	(107,933)
(Loss)/income from discontinued operations attributable to the Company	(1,052)	(12,934)	384	(11,938)
Net income/(loss) attributable to the Company’s common shareholders	$12,789	$(146,473)	$51,803	$(119,871)

Weighted average common shares outstanding	405,705	368,254	405,635	319,937

Basic Earnings Per Share Attributable to the Company:

Income/(loss) from continuing operations	$0.03	$(0.36)	$0.13	$(0.34)
(Loss) from discontinued operations	-	(0.04)	-	(0.03)
Net income/(loss)	$0.03	$(0.40)	$0.13	$(0.37)

Computation of Diluted Earnings/(Loss) Per Share:

Income/(loss) from continuing operations available to common shareholders	$13,841	$(133,539)	$51,419	$(107,933)
(Loss)/income from discontinued operations attributable to the Company	(1,052)	(12,934)	384	(11,938)
Net income/(loss) attributable to the Company’s common shareholders	$12,789	$(146,473)	$51,803	$(119,871)

Weighted average common shares outstanding – basic	405,705	368,254	405,635	319,937

Effect of dilutive securities: Equity awards (a)	304	-	236	-
Shares for diluted earnings per common share	406,009	368,254	405,871	319,937

Diluted Earnings/(Loss) Per Share Attributable to the Company:
Income/(loss) from continuing operations	$0.03	$(0.36)	$0.13	$(0.34)
(Loss) from discontinued operations	-	(0.04)	-	(0.03)
Net income/(loss)	$0.03	$(0.40)	$0.13	$(0.37)

(a)

For three and six months ended June 30, 2010 and 2009, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income/ (loss) from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of Diluted earnings/ (loss) per share calculations.

There were approximately 15,888,776 and 16,156,800 stock options that were anti-dilutive at June 30, 2010 and 2009, respectively.

New Accounting Pronouncements -

In June 2009, the FASB issued Transfers and Servicing guidance, which amends the previous derecognition guidance and eliminates the exemption from consolidation for qualifying special-purpose entities. This guidance was effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. This guidance was effective for the Company beginning in the first quarter 2010. The Company’s adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

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

Reclassifications -

The following reclassifications have been made to the 2009 statement of operations to conform to the 2010 presentation: (i) a reclass of the tax provision amount from Gain on sale of development properties, net of tax to Benefit for income taxes and (ii) a reclass of amortization expense of software development costs from general and administrative expense to depreciation and amortization.

2.             Operating Property Activities

Acquisitions -

During the six months ended June 30, 2010, the Company acquired the remaining ownership interest in an operating property, located in Pittsburgh, PA from a joint venture in which the Company holds a 15% noncontrolling interest for a purchase price of approximately $14.5 million which included the assumption of approximately $12.5 million in non-recourse mortgage debt. The mortgage bears interest at a rate of 5.54% and is scheduled to mature in 2016. The mortgage also provides the lender with 50% of the excess cash flow, if any, up to $8.7 million after the Company receives its invested capital plus a stated return.

During the six months ended June 30, 2010, the Company acquired the remaining ownership interest in an operating property, located in Tucson, AZ from a preferred equity investment in which the Company held a noncontrolling interest for a purchase price of approximately $90.0 million, including the assumption of $77.2 million in non-recourse mortgage debt.  The non-recourse mortgage debt includes a decrease of approximately $3.8 million associated with a fair value debt adjustment relating to the property’s purchase price allocation.

In addition, during the six months ended June 30, 2010, the Company acquired an ownership interest in a joint venture which owns an operating property, located in Los Angeles, CA from a joint venture in which the Company holds a 15% noncontrolling interest for a purchase price of approximately $8.6 million. As a result of this transaction the Company now holds a 75% controlling interest and consolidates this entity.

The aggregate purchase price of these properties, discussed above, has been allocated to the tangible and intangible assets and liabilities of the properties at the date of acquisition, based on evaluation of information and estimates available at such date.  As final information regarding the fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation.  The allocations are finalized no later than twelve months from the acquisition date.  The total aggregate purchase price was allocated as follows (in thousands):

Land	$18,982
Buildings	78,150
Above Market Rents	3,272
Below Market Rents	(1,046)
In-Place Leases	9,073
Building Improvements	5,010
Tenant Improvements	2,851
Mortgage Fair Value Adjustment	(4,106)
Noncontrolling Interest	(2,855)
$109,331

Dispositions -

During the six months ended June 30, 2010, the Company disposed of three operating properties, in separate transactions, for an aggregate sales price of approximately $23.8 million, which resulted in an aggregate net gain of approximately $1.0 million, before income tax of approximately $0.4 million.  This gain has been recorded as Income from other real estate investments and is reflected in Income from discontinued operating properties, net of tax in the Company’s Condensed Consolidated Statements of Operations.

Additionally, during the six months ended June 30, 2010, the Company disposed of, in separate transactions, seven land parcels for an aggregate sales price of approximately $24.2 million which resulted in an aggregate gain of approximately $2.5 million. This gain is included in Other expense/(income), net in the Company’s Condensed Consolidated Statements of Operations.

During the six months ended June 30, 2010, the Company sold seven operating properties to two new joint ventures in which the Company holds various noncontrolling interests for an aggregate sales price of approximately $438.1 million including the assignment of $159.9 million of non-recourse mortgage debt encumbering three of the properties. The Company recognized a gain of approximately $2.4 million in connection with these transactions.

During the six months ended June 30, 2010, FNC Realty Corporation (“FNC”), a consolidated entity in which the Company holds a 53% controlling ownership interest, disposed of a property for a sales price of approximately $2.4 million which resulted in a pre-tax profit of approximately $0.3 million, before noncontrolling interest of $0.1 million. This income has been recorded as Income from other real estate investments in the Company’s Condensed Consolidated Statements of Operations.

Additionally, during the six months ended June 30, 2010, a consolidated joint venture in which the Company has a preferred equity investment disposed of an operating property for a sales price of approximately $6.8 million. As a result of this transaction, the Company received approximately $1.0 million of profit participation.  This profit participation has been recorded as Income from other real estate investments and is reflected in Income from discontinued operating properties in the Company’s Condensed Consolidated Statements of Operations.

Impairment of Property Carrying Value -

During the three months ended June 30, 2010, the Company recognized an impairment charge of $1.9 million relating to its investment in a redevelopment property located in Bronx, NY.  The book value of this property was approximately $12.4 million. The estimated fair value of this property is based upon a purchase price offer of approximately $10.5 million.

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

The components of income and expense relating to discontinued operations for the three and six months ended June 30, 2010 and 2009 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2010 and 2009 and the operations for the applicable period for those assets classified as held-for-sale as of June 30, 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Discontinued operations:
Revenues from rental property	$3,423	$1,189	$14,744	$2,715
Rental property expenses	(1,234)	(519)	(3,895)	(1,166)
Depreciation and amortization	(1,348)	(237)	(5,688)	(424)
Interest expense	(370)	(22)	(2,654)	(67)
Income/(loss) from other real estate investments	2,106	(9)	2,106	(9)
Other expense, net	(571)	(13)	(630)	(10)
Income from discontinued operating properties, before income taxes	2,006	389	3,983	1,039
Loss on operating properties held for sale/sold, before income taxes	(28)	(23)	(30)	(112)
Impairment of property carrying value	(2,591)	(13,300)	(3,391)	(13,300)
Gain on disposition of operating properties, before income taxes	-	-	-	670
Provision for income taxes	(439)	-	(178)	(235)
(Loss)/income from discontinued operating properties	(1,052)	(12,934)	384	(11,938)
Net income attributable to noncontrolling interests	-	-	-	-
Income/(loss) from discontinued operations attributable to the Company	$(1,052)	$(12,934)	$384	$(11,938)

During the six months ended June 30, 2010, the Company classified as held-for-sale six operating properties comprising approximately 0.5 million square feet of GLA.  The book value of each of these properties aggregated approximately $30.4 million, net of accumulated depreciation of $11.0 million. The Company recognized impairment charges of approximately $3.4 million on four of these properties. The individual book value of the two remaining properties did not exceed each of their estimated fair values. The Company’s determination of the fair value of the six properties, aggregating approximately $29.2 million, is based upon executed contracts of sale with third parties.  The Company completed the sale of two of these properties during the six months ended June 30, 2010.  The remaining properties aggregating approximately $14.4 million are included in Other Assets on the Company’s Condensed Consolidated Balance Sheets.

4.             Ground-Up Development

The Company is engaged in ground-up development projects which consist of (i) U.S. ground-up development projects which will be held as long-term investments by the Company and (ii) various ground-up development projects located in Latin America for long-term investment. During 2009, the Company changed its merchant building business strategy from a sale upon completion strategy to a long-term hold strategy. Those properties previously considered merchant building have been either placed in service as long-term investment properties or included in U.S. ground-up development projects. The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of June 30, 2010, the Company had in progress a total of nine ground-up development projects, consisting of (i) five ground-up development projects located throughout Mexico, (ii) two U.S. ground-up development projects, (iii) one ground-up development project located in Chile, and (iv) one ground-up development project located in Brazil.

During the six months ended June 30, 2010, the Company expended approximately $11.8 million to purchase the noncontrolling partnership interests in four of its former merchant building projects.  Since there was no change in control, these transfers of noncontrolling interest transactions resulted in an adjustment to the Company’s Paid-in-capital of approximately $8.0 million.

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

KimPru had a term loan facility which bore interest at a rate of LIBOR plus 1.25% and was scheduled to mature in August 2010.  This facility was guaranteed by the Company with a guarantee from PREI to the Company for 85% of any guaranty payment the Company was obligated to make.  As of June 30, 2010, the outstanding balance on the credit facility was $287.5 million. During July 2010, KimPru fully repaid the $287.5 million outstanding balance on this facility primarily from capital contributions provided by the partners, at their respective ownership percentages of 85% from PREI and 15% from the Company.

During the six months ended June 30, 2010, KimPru recognized impairment charges of approximately $139.7 million relating to 17 properties that were classified as held-for-sale where the aggregate net book value of the properties exceeded the aggregate estimated selling price. The Company had previously taken other-than-temporary impairment charges on its investment in KimPru and had allocated these impairment charges to the underlying assets of the KimPru joint ventures including a portion to these operating properties. As a result, the Company’s share of the $139.7 million impairment loss was approximately $11.5 million which is included in Equity in (loss)/income of joint ventures, net on the Company’s Condensed Consolidated Statements of Operations.  All 17 of these properties were sold during the six months ended June 30, 2010 and are included in the sales discussion below.

During the six months ended June 30, 2010, KimPru sold 19 operating properties, comprised of (i) 13 operating properties sold to a new joint venture in which the Company holds a  noncontrolling interest for a sales price of approximately $394.3 million including the assignment of an aggregate $360.4 million of individual non-recourse mortgage debt encumbering the properties which bear interest at 5.45% and are scheduled to mature in 2016, (ii) three operating properties sold to a new joint venture in which the Company holds a noncontrolling interest for a sales price of approximately $85.7 million including the assignment of approximately $80.2 million in individual non-recourse mortgage debt encumbering the properties which bear interest at 5.45% and are scheduled to mature in 2016, (iii) an operating property sold to a new joint venture in which the Company holds a noncontrolling interest for a sales price of approximately $26.0 million including the assumption of approximately $24.0 million in non-recourse mortgage debt encumbering the property which bears interest at a rate of 5.45% and is scheduled to mature in 2016 and (iv) two operating properties, sold in separate transactions, for an aggregate sales price of approximately $17.5 million. Additionally, during the six months ended June 30, 2010, KimPru sold its interest in a joint venture which owns an operating property to the Company for a sales price of approximately $8.6 million which resulted in a gain of approximately $1.6 million. Proceeds from these sales were used to repay a portion of the outstanding balance on KimPru’s term loan facility described above.

In addition to the impairment charges above, KimPru recognized impairment charges of approximately $3.9 million based on an estimated sales price for two properties that were classified as held-for-sale. The book value of each of these properties aggregating approximately $27.2 million, net of accumulated depreciation of approximately $3.5 million exceeded each of their estimated fair values.  The Company’s share of this impairment charge was approximately $0.6 million excluding an income tax benefit of approximately $0.2 million.  The $0.6 million impairment charge is included in Equity in (loss)/income of joint ventures, net on the Company’s Condensed Consolidated Statements of Operations.

During the six months ended June 30, 2010, KimPru repaid three maturing non-recourse mortgages aggregating approximately $39.5 million, which bore interest at 7.75%.

Additionally, the Company holds a 15% noncontrolling interest in an additional joint venture with PREI, (“KimPru II”). The Company accounts for its investment in KimPru II under the equity method of accounting.  The Company manages the portfolio and earns acquisition fees, leasing commissions, property management fees and construction management fees.

During the six months ended June 30, 2010, KimPru II sold an operating property, located in Pittsburgh, PA to the Company through the assumption and modification of the mortgage debt encumbering the property.  The property had a net book basis of approximately $32.2 million and non-recourse mortgage debt of approximately $22.7 million which bore interest at 5.54% and was scheduled to mature in 2016.  As a result of this transaction, KimPru II recognized an impairment charge of approximately $10.1 million. The Company had previously taken an other-than-temporary impairment charge on its investment in KimPru II and had allocated this impairment charge to the underlying assets of the KimPru II joint ventures including a portion to this operating property. As a result the Company’s share of the $10.1 million impairment loss is approximately $1.3 million, excluding an income tax benefit of approximately $0.5 million and is included in Equity in (loss)/income of joint ventures, net on the Company’s Condensed Consolidated Statements of Operations.

In addition to the impairment charge above, KimPru II recognized impairment charges during the six months ended June 30, 2010 aggregating approximately $13.3 million for two properties that were classified as held-for-sale. The book value of each of these properties aggregating approximately $40.7 million, net of accumulated depreciation of approximately $2.1 million exceeded each of their estimated fair values.  KimPru II’s determination of the fair value for value for each of these properties, aggregating approximately $27.4 million, was based upon executed contracts of sale with third parties.  The Company’s share of the $13.3 million impairment loss is approximately $1.8 million, excluding an income tax benefit of approximately $0.8 million and is included in Equity in (loss)/income of joint ventures, net on the Company’s Condensed Consolidated Statements of Operations.

As of June 30, 2010, the KimPru and KimPru II portfolios were comprised of a total of 75 shopping center properties aggregating approximately 12.5 million square feet of GLA located in 11 states.

Kimco Income REIT (“KIR”) -

The Company holds a 45% noncontrolling limited partnership interest in KIR and accounts for its investment under the equity method of accounting.  KIR has a master management agreement with the Company whereby the Company performs services for fees relating to the management, operation, supervision and maintenance of the joint venture properties.

During the six months ended June 30, 2010, KIR disposed of an operating property for a sales price of approximately $14.9 million. This sale resulted in a gain of approximately $5.7 million of which the Company’s share was approximately $2.6 million.

During the six months ended June 30, 2010, KIR (i) obtained two new non-recourse mortgages on two properties, which were previously unencumbered, aggregating approximately $22.9 million which bear interest at rates of 5.59% and 7.25%, respectively, and are scheduled to mature in 2017, (ii) refinanced approximately $42.7 million of individual non-recourse mortgage debt on three properties which bore interest at rates ranging from 8.31% to 8.52% and were scheduled to mature during 2010, with three new mortgages aggregating approximately $47.7 million which bear interest at rates ranging from 6.15% to 7.25% and have maturity dates ranging from 2015 to 2020 and (iii) extended its $30.0 million unsecured revolving credit facility to April 2012, with a one-year extension option at an adjusted interest rate of LIBOR plus 4.00% (4.35% as of June 30, 2010).  As of June 30, 2010, there was no outstanding balance under this credit facility.

During the six months ended June 30, 2010, KIR recognized an impairment charge relating to one operating property of approximately $6.3 million. The Company’s share of this impairment charge was approximately $2.8 million, which is included in Equity in (loss)/income of joint ventures, net on the Company’s Condensed Consolidated Statements of Operations. This operating property is currently in foreclosure proceedings with the third party mortgage lender.

As of June 30, 2010, the KIR portfolio was comprised of 59 operating properties aggregating 12.7 million square feet of GLA located in 18 states.

Other Real Estate Joint Ventures -

During the six months ended June 30, 2010, five newly formed joint ventures in which the Company has noncontrolling interests acquired 17 operating properties from two existing joint ventures in which the Company holds  noncontrolling interests and seven operating properties from the Company’s consolidated portfolio for an aggregate purchase price of approximately $944.1 million including the assumption of approximately $624.5 million of non-recourse mortgage debt encumbering 20 of the properties.  The mortgage debt bears interest at rates ranging from LIBOR plus 1.45% (1.80% at June 30, 2010) to 7.7% and maturities ranging from 2012 to 2016.  The Company accounts for its investment in these joint ventures under the equity method of accounting.  The Company’s aggregate investment resulting from these transactions was approximately $165.1 million.  Details of these transactions are as follows (in millions):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt	Total

3 properties (1)	Various	Mar-10	$5.5	$80.2	$85.7
Silverdale (1)	Silverdale,WA	Apr -10	2.0	24.0	26.0
5 properties (2)	Various	Apr -10	209.4	159.9	369.3
2 properties (2)	Various, CA	May-10	68.8	-	68.8
13 properties (1)	Various	June-10	33.9	360.4	394.3
			$319.6	$624.5	$944.1

(1) These operating properties were acquired from the KimPru joint venture in which the Company holds a 15% noncontrolling interest.

(2) These operating properties were acquired from the Company.

In addition, during the six months ended June 30, 2010 four joint venture investments in which the Company holds noncontrolling interests (i) obtained four new individual non-recourse mortgages aggregating approximately $14.2 million with interest rates ranging from LIBOR plus 5.50% (5.85% at June 30, 2010) to 6.8% and maturity dates ranging from 2012 to 2020 and (ii) refinanced an aggregate of approximately $21.7 million in individual non-recourse mortgages which bore interest at rates ranging from LIBOR plus 1.25% (1.60% as of June 30, 2010) to 7.51% with an aggregate of approximately $23.6 million in new individual non-recourse mortgage debt. These new mortgages have interest rates ranging from 5.07% to 6.62% and maturities ranging from 2013 to 2020.

The Company’s maximum exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments.  Generally such investments contain operating properties and the Company has determined these entities do not contain the characteristics of a VIE.  As of June 30, 2010, the Company’s carrying value in these investments approximated $1.3 billion.

6.             Other Real Estate Investments

Preferred Equity Capital

The Company maintains a preferred equity program, which provides capital to developers and owners of real estate. As of June 30, 2010, the Company’s net investment under the preferred equity program was approximately $509.7 million relating to 607 properties, including 401 net leased properties. During the six months ended June 30, 2010, the Company earned approximately $14.8 million from its preferred equity investments, including $0.4 million in profit participation earned from three capital transactions. During the six months ended June 30, 2009, the Company earned approximately $13.9 million from its preferred equity investments, including $0.8 million in profit participation earned from two capital transactions.

During the six months ended June 30, 2010, the Company recognized an impairment charge of approximately $3.8 million against the carrying value of its preferred equity investment in an operating property located in Tucson, AZ based on its estimated sales price. During the six months ended June 30, 2010, the Company acquired the remaining ownership interest in this operating property for a purchase price of approximately $90.0 million, including the assumption of $81.0 million in non-recourse mortgage debt, which bears interest at a rate of 6.08% and is scheduled to mature in 2016.

Additionally, during the six months ended June 30, 2010, the Company recognized an impairment charge of approximately $0.5 million against the carrying value of its preferred equity investment in an operating property located in Euless, TX based on its estimated sales price. During the six months ended June 30, 2010, the Company sold its ownership interest in this operating property for a sales price of approximately $0.3 million.

Other -

During the six months ended June 30, 2010, the Company recognized an other-than-temporary impairment charge of approximately $1.6 million against the carrying value of an investment which owns an operating property located in Manchester, NH. The Company determined the fair value of its investment based on an estimated sales price of the operating property.

7.             Mortgages and Other Financing Receivables

Mortgages and other financing receivables consist of loans acquired and loans originated by the Company. Loan receivables are recorded at stated principal amounts, net of any discount or premium or deferred loan origination costs or fees. The related discounts or premiums on mortgages and other loans purchased are amortized or accreted over the life of the related loan receivable. The Company defers certain loan origination and commitment fees, net of certain origination costs, and amortizes them as an adjustment of the loan’s yield over the term of the related loan. The Company evaluates the collectability of both interest and principal on each loan to determine whether it is impaired. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due under the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the value of the underlying collateral if the loan is collateralized. Interest income on performing loans is accrued as earned. Interest income on impaired loans is recognized on a cash basis. The Company does not provide for an additional allowance for loan losses based on the grouping of loans as the Company believes the characteristics of the loans are not sufficiently similar to allow an evaluation of these loans as a group for a possible loan loss allowance. As such, all of the Company’s loans are evaluated individually for this purpose.

During the six months ended June 30, 2010, the Company sold its remaining portion of its participation in a mortgage receivable, at par, for approximately $1.7 million to an unaffiliated third party.  No gain or loss was recognized in connection with this transaction.

Additionally, during the six months ended June 30, 2010, the Company received an aggregate of approximately $22.5 million in loan repayments, at their respective contractual amounts, on three mortgage receivables which had maturity dates ranging from April 2010 to May 2015.

8.             Variable Interest Entities

Consolidated Operating Properties

Included within the Company’s consolidated operating properties at June 30, 2010 are six consolidated entities that are VIEs and for which the Company is the primary beneficiary.   All of these entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the voting rights of the equity investors is not proportional to their obligation to absorb expected losses or receive the expected residual returns of the entity and substantially all of the entity's activities are conducted on behalf of the investor which has disproportionately fewer voting rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

At June 30, 2010, total assets of these VIEs were approximately $59.5 million and total liabilities were approximately $22.1 million, including $14.4 million of non-recourse mortgage debt.  The classification of these assets is primarily within real estate and the classification of liabilities is primarily within mortgages payable and noncontrolling interests in the Company’s Condensed Consolidated Balance Sheets.

The majority of the operations of these VIEs are funded with cash flows generated from the properties.  One of the VIEs is encumbered by third party non-recourse mortgage debt of approximately $14.4 million.  The Company has not provided financial support to any of these VIEs that it was not previously contractually required to provide, which consists primarily of funding any capital expenditures, including tenant improvements, which are deemed necessary to continue to operate the entity and any operating cash shortfalls that the entity may experience.

Consolidated Ground-Up Development Projects

Included within the Company’s ground-up development projects at June 30, 2010 are four consolidated entities that are VIEs and for which the Company is the primary beneficiary. These entities were established to develop real estate property to hold as long-term investments.  The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

At June 30, 2010, total assets of these ground-up development VIEs were approximately $230.7 million and total liabilities were approximately $2.8 million. The classification of these assets is primarily within real estate and the classification of liabilities is primarily within accounts payable and accrued expenses in the Company’s Condensed Consolidated Balance Sheets.

Substantially all of the projected development costs to be funded for these ground-up development VIEs, aggregating approximately $42.6 million, will be funded with capital contributions from the Company and by the outside partners, when contractually obligated.  The Company has not provided financial support to the VIE that it was not previously contractually required to provide.

Unconsolidated Ground-Up Development

Also included within the Company’s ground-up development projects at June 30, 2010, is an unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support.  The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest in this VIE.

The Company’s aggregate investment in this VIE was approximately $32.2 million as of June 30, 2010, which is included in Real estate under development in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $66.0 million, which primarily represents the Company’s current investment and estimated future funding commitments.  The Company has not provided financial support to this VIE that it was not previously contractually required to provide.  All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

Preferred Equity Investments

Included in the Company’s preferred equity investments are two unconsolidated investments that are VIEs and for which the Company is not the primary beneficiary. These joint ventures were primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support.  The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s other partners and therefore does not have a controlling financial interest in these VIEs.

The Company’s aggregate investment in these preferred equity VIEs was approximately $3.5 million as of June 30, 2010, which is included in Other real estate investments in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be $8.7 million, which primarily represents the Company’s current investment and estimated future funding commitments.  One of these entities is encumbered by third party debt of approximately $0.9 million. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.  All future costs of development will be funded with capital contributions from the Company and the outside partners in accordance with their respective ownership percentages.

9.             Marketable Securities and Other Investments

During the six months ended June 30, 2010, the Company received approximately $5.5 million in proceeds from the sale of certain marketable securities which resulted in gross realizable gains of approximately $1.7 million.

At June 30, 2010, the Company’s investment in marketable securities was approximately $208.6 million which includes an aggregate unrealized gain of approximately $8.1 million relating to marketable equity security investments and an unrealized loss of approximately $23.0 million relating to the Company’s investment in Valad Property Group (“Valad”) convertible notes.  The Company does not have the intent and does not believe it will be required to sell the Valad notes before their anticipated recovery and fully expects to recover the entire cost basis.

During the six months ended June 30, 2010, the Company recorded impairment charges of approximately $0.5 million due to the decline in value of a marketable security that was deemed to be other-than-temporary. The Company does not believe that the declines in value of any of its remaining securities with unrealized losses are other-than-temporary at June 30, 2010.

The Company will continue to assess declines in value of its marketable securities on an ongoing basis.  Based on these assessments, the Company may determine that a decline in value for one or more of its investments may be other-than-temporary and would therefore write-down its cost basis accordingly.

10.           Notes Payable

During April 2010, the Company issued $150.0 million Canadian denominated (“CAD”) unsecured notes to a group of private investors at a rate of 5.99% scheduled to mature on April 13, 2018.  Proceeds from these notes were used to repay the Company’s CAD $150 million 4.45% Series 1 unsecured notes which matured in April 2010.

Additionally, during the six months ended June 30, 2010, the Company repaid the remaining $46.5 million balance on its 4.62% Medium Term Notes, which matured in May 2010.

11.           Mortgages Payable

During the six months ended June 30, 2010, the Company (i) assumed approximately $95.7 million of individual non-recourse mortgage debt relating to the acquisition of three operating properties, including a decrease of approximately $3.8 million associated with fair value debt adjustments, (ii) paid off approximately $28.4 million of mortgage debt that encumbered two operating properties and (iii) assigned approximately $159.9 million in non-recourse mortgage debt encumbering three operating properties that were sold to newly formed joint ventures.

Mortgages payable, collateralized by certain shopping center properties and related tenants' leases, are generally due in monthly installments of principal and/or interest which mature at various dates through 2031. Interest rates range from approximately LIBOR plus 1.25% (1.60% as of June 30, 2010) to 9.75% (weighted-average interest rate of 5.61% as of June 30, 2010).  The scheduled principal payments (excluding any extension options available to the Company) of all mortgages payable, excluding unamortized fair value debt adjustments of approximately $0.5 million, as of June 30, 2010, were approximately as follows (in millions): 2010, $29.0; 2011, $90.9; 2012, $228.8; 2013, $189.6; 2014, $247.6; and thereafter, $480.7.

12.           Construction Loans

During the six months ended June 30, 2010, the Company fully repaid two construction loans aggregating approximately $30.2 million.  As of June 30, 2010, total loan commitments on the Company’s two remaining construction loans aggregated approximately $34.2 million of which approximately $17.9 million has been funded. These loans are scheduled to mature in 2012 and 2014 and bear interest at rates of LIBOR plus 1.90% and LIBOR plus 2.00% (2.25% and 2.35%, respectively, at June 30, 2010).  These construction loans are collateralized by the respective projects and associated tenants’ leases.

13.           Noncontrolling Interests

Noncontrolling interests represent the portion of equity that the Company does not own in those entities it consolidates as a result of having a controlling interest or determined that the Company was the primary beneficiary of a VIE in accordance with the provisions of the FASB’s Consolidation guidance.

Noncontrolling interests also includes amounts related to partnership units issued by consolidated subsidiaries of the Company in connection with certain property acquisitions.  These units have a stated redemption value or a defined redemption amount based upon the trading price of the Company’s common stock ("Common Stock") and provides the unit holders various rates of return during the holding period.  The unit holders generally have the right to redeem their units for cash at any time after one year from issuance.  For convertible units, the Company typically has the option to settle redemption amounts in cash or Common Stock.

The Company accounts and reports for noncontrolling interests in accordance with the Consolidation guidance and the Distinguishing Liabilities from Equity guidance issued by the FASB.  The Company identifies its noncontrolling interests separately within the equity section on the Company’s Condensed Consolidated Balance Sheets.  Units which embody an unconditional obligation requiring the Company to redeem the units for cash at a specified or determinable date (or dates) or upon an event that is certain to occur are determined to be mandatorily redeemable under this guidance and are classified as Redeemable noncontrolling interests and presented in the mezzanine section between Total liabilities and Stockholder’s equity on the Company’s Condensed Consolidated Balance Sheets.  The amounts of consolidated net income attributable to the Company and to the noncontrolling interests are presented on the Company’s Condensed Consolidated Statements of Operations.

When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is initially measured at fair value.  Any gain or loss on the deconsolidation of a subsidiary is measured using the fair value of the noncontrolling equity investment rather than the carrying amount of that retained investment.

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the six months ended June 30, 2010 and June 30, 2009 (amounts in thousands):

	2010	2009
Balance at January 1,	$100,304	$115,853
Unit redemptions	(1,300)	(13,889)
Fair market value amortization	(12)	(510)
Other	(47)	(99)
Balance at June 30,	$98,945	$101,355

During the six months ended June 30, 2010, the Company redeemed all of PL Retail LLC’s outstanding shares of its 6.82% Series 1 Cumulative Redeemable Preferred Stock and all of its Series A1 shares for a total redemption amount of approximately $50.8 million including accrued interest of $0.7 million. These shares were assumed by the Company in connection with the acquisition of the remaining 85% interest in PL Retail LLC during November 2009.

14.           Fair Value Measurements

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

	June 30, 2010		December 31, 2009
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Marketable Securities	$208,611	$204,922	$209,593	$204,006
Notes Payable	$2,976,260	$3,122,719	$3,000,303	$3,099,139
Mortgages Payable	$1,266,122	$1,387,577	$1,388,259	$1,377,224
Construction Loans Payable	$17,880	$18,097	$45,821	$44,725
Mandatorily Redeemable Noncontrolling Interests (termination dates ranging from 2019 – 2027)	$2,629	$5,598	$2,768	$5,256

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

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at June 30, 2010	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$24,975	$24,975	$-	$-
Convertible notes	$140,179	$-	$140,179	$-
Conversion option	$8,578	$-	$8,578	$-
Liabilities:
Interest rate swaps	$923	$-	$923	$-

	Balance at December 31, 2009	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$25,812	$25,812	$-	$-
Convertible notes	$140,281	$-	$140,281	$-
Conversion option	$9,095	$-	$9,095	$-
Liabilities:
Interest rate swaps	$150	$-	$150	$-

Assets measured at fair value on a non-recurring basis at June 30, 2010 and December 31, 2009 are as follows (in thousands):

	Balance at June 30, 2010	Level 1	Level 2	Level 3
Assets:
Real estate	$103,738	$-	$-	$103,738
Other real estate investments	$2,921	$-	$-	$2,921

	Balance at December 31, 2009	Level 1	Level 2	Level 3
Assets:
Investments and advances in real estate joint ventures	$177,037	$-	$-	$177,037
Real estate under development/ redevelopment	$89,939	$-	$-	$89,939
Other real estate investments	$43,383	$-	$-	$43,383

During the six months ended June 30, 2010, the Company recognized impairment charges of approximately $11.8 million relating to adjustments to property carrying values, investments in other real estate investments and marketable securities and other investments.  The Company’s estimated fair values relating to these impairment assessments were based upon estimated sales prices. Based on these inputs the Company determined that its valuation in these investments was classified within Level 3 of the fair value hierarchy.

During the six months ended June 30, 2009, the Company recognized impairment charges of approximately $119.6 million relating to adjustments to property carrying values, investments in other real estate joint investments and investments in real estate joint ventures.  The Company’s estimated fair values relating to these impairment assessments were based upon discounted cash flow models that included all estimated cash inflows and outflows over a specified holding period and where applicable, any estimated debt premiums. These cash flows were comprised of unobservable inputs which included contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the respective properties.  Based on these inputs the Company determined that its valuation in these investments was classified within Level 3 of the fair value hierarchy.

15.           Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the six months ended June 30, 2010 and 2009 (in thousands):

	2010	2009
Acquisition of real estate interests by assumption of mortgage debt	$13,170	$-
Disposition of real estate through the issuance of an unsecured obligation	$-	$1,366
Issuance of restricted common stock	$5,070	$-
Investment in real estate joint ventures by contribution of properties and assignment of debt	$149,034	$-
Consolidation of Joint Ventures:
Increase in real estate and other assets	$97,643	$24,988
Increase in mortgage payables	$83,212	$21,580
Declaration of dividends paid in succeeding period	$76,755	$34,403

16.           Incentive Plans

The Company maintains two equity participation plans, the Second Amended and Restated 1998 Equity Participation Plan (the “Prior Plan”) and the 2010 Equity Participation Plan (the “2010 Plan”) (collectively, the “Plans”).  The Prior Plan provides for a maximum of 47,000,000 shares of the Company’s common stock to be issued for qualified and non-qualified options and restricted stock grants.  The 2010 Plan provides for a maximum of 5,000,000 shares of the Company’s common stock to be issued for qualified and non-qualified options, restricted stock, performance awards and other awards, plus the number of shares of common stock which are or become available for issuance under the Prior Plan and which are not thereafter issued under the Prior Plan, subject to certain conditions.  Unless otherwise determined by the Board of Directors at its sole discretion, options granted under the Plans generally vest ratably over a range of three to five years, expire ten years from the date of grant and are exercisable at the market price on the date of grant.  Restricted stock grants generally vest (i) 100% on the fourth or fifth anniversary of the grant, (ii) ratably over four years or (iii) over three years at 50% after two years and 50% after the third year.  Performance share awards may provide a right to receive shares of restricted stock based on the Company’s performance relative to its peers or based on other performance criteria as determined by the Board of Directors.  In addition, the Plans provide for the granting of certain options and restricted stock to each of the Company’s non-employee directors (the “Independent Directors”) and permits such Independent Directors to elect to receive deferred stock awards in lieu of directors’ fees.

The Company recognized expenses associated with its equity awards of approximately $7.8 million and $4.8 million for the six months ended June 30, 2010 and 2009, respectively.  The $4.8 million expense for the six months ended June 30, 2009, includes incremental expense related to the modification of stock awards in connection with severance costs associated with the terminations of employees during the six months ended June 30, 2009.  As of June 30, 2010, the Company had approximately $31.2 million of total unrecognized compensation cost related to unvested stock compensation granted under the Company’s Plan.  That cost is expected to be recognized over a weighted average period of approximately two years.

17.           Taxable REIT Subsidiaries (“TRS”)

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

The Company’s deferred tax assets and liabilities at June 30, 2010 and December 31, 2009, were as follows (in thousands):

	June 30, 2010	December 31, 2009
Deferred tax assets:
Tax/GAAP basis differences	$64,438	$72,023
Net operating losses	60,115	55,613
Tax credit carryforwards	11,548	6,319
Valuation allowance	(33,783)	(33,783)
Total deferred tax assets	102,318	100,172
Deferred tax liabilities	(13,202)	(13,833)
Net deferred tax assets	$89,116	$86,339

Deferred tax assets and deferred tax liabilities are included in the captions Other assets and Other liabilities on the accompanying Condensed Consolidated Balance Sheets.  As of June 30, 2010, the Company had total deferred tax assets of approximately $102.3 million. This total deferred tax asset includes approximately $10.7 million for the tax effect of net operating losses, after the impact of a valuation allowance of $33.8 million, relating to FNC, a consolidated entity in which the Company has a 53% ownership interest. The partial valuation allowance on the FNC deferred tax asset primarily results from current projected taxable income, being more likely than not, insufficient to utilize the full amount of the deferred tax asset. The remaining deferred tax asset of approximately $91.6 million primarily relates to KRS and consists primarily of differences in the timing of the recognition of income/(loss) between the GAAP and tax basis of accounting for (i) real estate assets (ii) real estate joint ventures, (iii) other real estate investments, (iv) other deductible temporary differences and (v) timing differences related to asset impairment charges recorded for book purposes but not yet recognized for tax purposes.

As of June 30, 2010, the Company had determined that no additional valuation allowance was needed against the $91.6 million remaining deferred tax asset associated with KRS. This was based upon the Company’s projected future income within KRS which utilized assumptions for core earnings and reductions in interest expense due to debt maturities and recapitalization of certain intercompany loans the Company has with KRS. As a result of this projection, the Company has determined that it is more likely than not that sufficient future taxable income will be generated to fully realize the $91.6 million deferred tax asset. If future income projections do not occur as forecasted or the Company incurs additional significant impairment losses, the Company will reevaluate the need for an additional valuation allowance.

18.           Pro Forma Financial Information

As discussed in Note 3, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the six months ended June 30, 2010. The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009, adjusted to give effect to these transactions at the beginning of each year.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations.  (Amounts presented in millions, except per share figures.)

	Six Months ended June 30,
	2010	2009

Revenues from rental property	$433.0	$388.4
Net income/(loss)	$77.7	$(79.9)
Net income/(loss) attributable to the Company’s common shareholders	$47.5	$(109.8)
Net income/(loss) attributable to the Company’s common shareholders per common share:
Basic	$0.12	$(0.34)
Diluted	$0.12	$(0.34)

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”), together with other statements and information publicly disseminated by the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to, the risk factors discussed in Part II, Item 1A included in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2009, and (i) general adverse economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms, (iv) the Company’s ability to raise capital by selling its assets, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates and foreign currency exchange rates, (vii) the availability of suitable acquisition opportunities, (viii) valuation of joint venture investments, (ix) valuation of marketable securities and other investments, (x) increases in operating costs, (xi) changes in the dividend policy for the Company’s common stock, (xii) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure by multiple tenants to occupy their premises in a shopping center, (xiii) impairment charges and (xiv) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity.  Accordingly, there is no assurance that the Company’s expectations will be realized.

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.  These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers.  As of June 30, 2010, the Company owned interests in 1,465 properties, comprising 150 million square feet of gross leasable area (“GLA”) located in 45 states, Puerto Rico, Canada, Mexico and South America.

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

Results of Operations

Comparison of the three months ended June 30, 2010 to 2009

	Three Months Ended
	June 30,		Increase/
	2010	2009	(Decrease)	% change
	(amounts in millions)
Revenues from rental property (1)	$214.0	$188.1	$25.9	13.8%
Rental property expenses: (2)
Rent	$3.6	$3.3	$0.3	9.1%
Real estate taxes	30.9	27.2	3.7	13.6%
Operating and maintenance	29.1	23.9	5.2	21.8%
	$63.6	$54.4	$9.2	16.9%
Depreciation and amortization (3)	$60.2	$55.5	$4.7	8.5%

Comparison of the six months ended June 30, 2010 to 2009

	Six Months Ended
	June 30,		Increase/
	2010	2009	(Decrease)	% change
	(amounts in millions)
Revenues from rental property (1)	$429.9	$380.5	$49.4	13.0%
Rental property expenses: (2)
Rent	$7.3	$6.5	$0.8	12.3%
Real estate taxes	59.9	51.3	8.6	16.8%
Operating and maintenance	61.9	54.8	7.1	13.0%
	$129.1	$112.6	$16.5	14.7%
Depreciation and amortization (3)	$117.5	$112.0	$5.5	4.9%

(1)  Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2010 and 2009, providing incremental revenues for the three and six months ended June 30, 2010 of $25.0 million and $47.0 million, respectively, as compared to the corresponding periods in 2009 and (ii) an overall increase in the consolidated shopping center portfolio occupancy to 91.7% at June 30, 2010, as compared to 91.4% at June 30, 2009 and the completion of certain development and redevelopment projects and tenant buyouts providing incremental revenues of approximately $1.8 million and $5.1 million for the three and six months ended June 30, 2010, respectively, as compared to the corresponding periods in 2009, which was partially offset by (iii) a decrease in revenues of approximately $0.9 million and $2.7 million for the three and six months ended June 30, 2010, respectively, as compared to the corresponding periods in 2009, primarily resulting from the partial sale of certain properties during 2010 and 2009.

(2) Rental property expenses increased for the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009 primarily due to (i) operating property acquisitions during 2010 and 2009 and (ii) the placement of certain development properties into service, which resulted in lower capitalization of carry costs.

(3) Depreciation and amortization increased for the three and six months ended June 30, 2010, as compared to the corresponding periods in 2009, primarily due to (i) operating property acquisitions during 2010 and 2009, (ii) the placement of certain development properties into service and (iii) tenant vacates, partially offset by operating property dispositions during 2010 and 2009.

Mortgage and other financing income decreased approximately $1.4 million and $2.8 million for the three and six months ended June 30, 2010, respectively, as compared to the corresponding periods in 2009.  These decreases are primarily due to a decrease in interest income as a result of pay-downs and dispositions of mortgage receivables during 2010 and 2009.

Management and other fee income increased approximately $1.1 million and $1.0 million for the three and six months ended June 30, 2010, respectively, as compared to the corresponding periods in 2009.  These increases are primarily due to an increase in other transaction related fees of approximately $2.4 million, recognized during 2010 as compared to 2009, partially offset by a decrease in property management fees from PL Retail, due to the Company’s acquisition of the remaining 85% ownership interest resulting in the Company’s consolidation of PL Retail, of approximately $0.8 million and $1.4 million for the three and six months ended June 30, 2010, respectively, as compared to the corresponding periods in 2009.

Interest, dividends and other investment income decreased approximately $1.8 million to $11.3 million for the six months ended June 30, 2010 as compared to $13.1 million for the corresponding period in 2009.  This decrease is primarily due to (i) a reduction in interest income of approximately $3.3 million due to repayments of notes in 2009 and (ii) a decrease in dividend income of approximately $1.4 million primarily resulting  from the sale of certain marketable securities during 2010 and 2009; partially offset by an increase in realized gains of approximately $2.8 million resulting from the sale of securities during the six months ended June 30, 2010 as compared to the corresponding period in 2009.

Other (expense)/income, net changed approximately $5.4 million to $5.1 million of expense for the three months ended June 30, 2010, as compared to $0.3 million of income for the three months ended June 30, 2009.  This change is primarily due to (i) a decrease in the fair value of an embedded derivative instrument of approximately $3.4 million relating to the convertible option of the Valad notes and (ii) an increase in foreign withholding tax of approximately $1.7 million.  Other (expense)/income, net changed approximately $4.5 million to $8.4 million of expense for the six months ended June 30, 2010, as compared to $3.9 million of expense for the six months ended June 30, 2009.  This change is primarily due to a decrease in the fair value of an embedded derivative instrument of approximately $1.3 million relating to the convertible option of the Valad notes and (i) an increase in foreign withholding tax of approximately $4.7 million, partially offset by (ii) a decrease in foreign conversion adjustments of approximately $1.5 million relating to various foreign investments which have US dollar functional currency.

Interest expense increased approximately $8.7 million and $18.7 million for the three and six months ended June 30, 2010, respectively, as compared to the corresponding periods in 2009.  This increase is primarily due to higher outstanding levels of secured debt at higher interest rates during the three and six months ended June 30, 2010, as compared to the corresponding periods in 2009.

During the six months ended June 30, 2010, the Company recognized impairment charges of approximately $11.3 million (approximately $3.4 million of which is included in discontinued operations) relating to adjustments to property carrying values and investments in other real estate investments.  The Company’s estimated fair values relating to these impairment assessments were based upon estimated sales prices.  Based on these inputs, the Company determined that its valuation in these investments was classified within Level 3 of the fair value hierarchy.

Additionally, during the six months ended June 30, 2010, the Company recorded an impairment charge of approximately $0.5 million due to the decline in value of one marketable security that was deemed to be other-than-temporary.

During the six months ended June 30, 2009, the Company recognized impairment charges of approximately $119.6 million (approximately $13.3 million of which is included in discontinued operations) relating to adjustments to property carrying values, investment in other real estate investments and investments in real estate joint ventures.  The Company’s estimated fair values relating to these impairment assessments were based upon discounted cash flow models that included all estimated cash inflows and outflows over a specified holding period and where applicable, any estimated debt premiums. These cash flows were comprised of unobservable inputs which include contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the respective properties.  Based on these inputs the Company determined that its valuation in these investments was classified within Level 3 of the fair value hierarchy.

Additionally, during the three months ended June 30, 2009, the Company recorded impairment charges of approximately $29.6 million due to the decline in value of certain marketable securities and other investments that were deemed to be other-than-temporary. Market value for the equity securities represents the closing price of each security as it appears on their respective stock exchange at the end of the period.

Benefit for income taxes increased approximately $3.4 million and $4.7 million for the three and six months ended June 30, 2010, respectively, as compared to the corresponding periods in 2009.  These increases are primarily due to (i) an increase in the tax benefit of approximately $1.9 million and $2.5 million resulting from impairment charges during the three and six months ended June 30, 2010, respectively, as compared to the corresponding periods in 2009, (ii) a decrease in income tax provision of approximately $0.7 million and $1.5 million related to a decrease in interest income during the three and six months ended June 30, 2010, respectively, as compared to the corresponding periods in 2009 and (iii) a decrease in income tax provision of approximately $0.8 million and $1.0 million primarily related to gains on sale of land during the three and six months ended June 30, 2010, respectively, as compared to the corresponding periods in 2009.

Equity in (loss)/income of real estate joint ventures, net changed $14.9 million to a loss of approximately $(0.4) million for the three months ended June 30, 2010 as compared to a loss of approximately $(15.3) million for the corresponding period in 2009.  This change is primarily the result of a (i) decrease in impairment charges of approximately $12.1 million resulting from fewer impairment charges recognized against certain joint venture properties during 2010 as compared to the corresponding period in 2009 and (ii) an increase in equity in income of approximately $1.6 million from the Company’s joint venture investments in Mexico primarily resulting from lease-up activities at properties that were placed into service.  Equity in (loss)/income of real estate joint ventures, net changed $26.2 million to income of approximately $20.6 million for the six months ended June 30, 2010 as compared to a loss of approximately $(5.6) million for the corresponding period in 2009.  This change is primarily the result of a (i) decrease in impairment charges of approximately $9.3 million resulting from fewer impairment charges recognized against certain joint venture properties during 2010 as compared to the corresponding period in 2009, (ii) an increase in income related to the recognition of approximately $8.0 million in income resulting from cash distributions received in excess of the Company’s carrying value of its investment in an unconsolidated limited liability partnership for the six months ended June 30, 2010, (iii) an increase in equity in income of approximately $1.8 million from the Company’s joint venture investments in Mexico primarily resulting from lease-up activities at properties that were placed into service and (iv) the recognition of approximately $6.0 million of equity in income from the Albertson’s joint venture during the six months ended June 30, 2010, as compared to $2.0 million of equity in income recognized during the six months ended June 30, 2009 primarily resulting from the sale of a distribution center in the joint venture.

During the six months ended June 30, 2010, the Company sold seven operating properties to two new joint ventures in which the Company holds various noncontrolling interests for an aggregate sales price of approximately $438.1 million including the assignment of $159.9 million of non-recourse mortgage debt encumbering three of the properties. The Company recognized a gain of approximately $2.4 million in connection with these transactions.

Additionally, during the six months ended June 30, 2010, (i) the Company disposed of three operating properties in separate transactions for an aggregate sales price of approximately $23.8 million for an aggregate net gain of approximately $1.0 million, net of income tax of $0.4 million and (ii) a consolidated joint venture in which the Company has a preferred equity investment disposed of an operating property for a sales price of approximately $6.8 million. As a result of this transaction, the Company received approximately $1.0 million of profit participation.  These gains/profit participations have been recorded as income from other real estate investments and is reflected in Income from discontinued operating properties in the Company’s Condensed Consolidated Statements of Operations.

During the six months ended June 30, 2009, the Company disposed of, in separate transactions, portions of three operating properties for an aggregate sales price of approximately $13.4 million.  The Company provided seller financing for two of these transactions aggregating approximately $1.4 million, which bear interest at 9% per annum and are scheduled to mature in January and March 2012.  The Company recognized an aggregate net gain of approximately $1.9 million, net of income tax of $0.2 million.

Net income attributable to the Company for the three and six months ended June 30, 2010 was $27.5 million and $78.3 million, respectively.  Net loss attributable to the Company for the three and six months ended June 30, 2009 was $(134.7) million and $(96.2) million, respectively.  On a diluted per share basis, net income attributable to the Company was $0.04 and $0.13 for the three and six month period ended June 30, 2010, respectively, as compared to net loss of $(0.40) and $(0.37) for the three and six month period ended June 30, 2009, respectively.  These changes are primarily attributable to (i) a decrease of approximately $142.6 million and $137.4 million in impairment charges recognized during the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009, (ii) additional incremental earnings due to the acquisitions of operating properties during 2010 and 2009 and (iii) an overall net increase in equity in (loss)/income of joint ventures primarily due to a decrease in impairments of $12.1 million and $9.3 million during the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009, partially offset by (v) an increase in interest expense primarily due to higher outstanding levels of secured debt at higher interest rates during the three and six months ended June 30, 2010, as compared to the corresponding periods in 2009.

Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base.  At June 30, 2010, the Company’s five largest tenants were The Home Depot, TJX Companies, Wal-Mart, Sears Holdings and Kohl’s, which represented approximately 3.2%, 2.7%, 2.4%, 2.4% and 1.9%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, when available, mortgage and construction loan financing and immediate access to unsecured revolving credit facilities with aggregate bank commitments of approximately $1.7 billion.

The Company’s cash flow activities are summarized as follows (in millions):

	Six Months Ended June 30,
	2010	2009
Net cash flow provided by operating activities	$229.7	$198.0
Net cash flow provided by/(used for) investing activities	$105.0	$(123.2)
Net cash flow used for financing activities	$(321.5)	$(22.0)

Operating Activities

Cash flows provided by operating activities for the six months ended June 30, 2010, were approximately $229.7 million, as compared to approximately $198.0 million for the comparable period in 2009.  The change of approximately $31.7 million is primarily attributable to (i) additional incremental earnings due to the acquisitions of operating properties during 2010 and 2009, (ii) an increase in distributions from joint ventures of approximately $8.2 million and (iii) a decrease in prepaid income taxes of approximately $8.5 million during 2010 as compared to 2009.

The Company anticipates that cash on hand, borrowings under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Net cash flow provided by operating activities for the six months ended June 30, 2010, was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2010 and 2009, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) distributions from the Company’s joint venture programs.

Investing Activities

Cash flows provided by investing activities for the six months ended June 30, 2010, were approximately $105.0 million, as compared to approximately $123.2 million of cash flow used for investing activities during the comparable period in 2009.  This change of approximately $228.2 million resulted primarily from (i)  increases in proceeds from the sale of operating/development properties and (ii) decreases in the acquisition of and improvements to real estate under development.

Acquisitions of and Improvements to Operating Real Estate -

During the six months ended June 30, 2010, the Company expended approximately $52.3 million towards improvements to operating real estate including $17.9 million expended in connection with redevelopments and re-tenanting projects as described below.

The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace.  The Company anticipates its capital commitment toward these and other redevelopment projects during 2010 will be approximately $20 million to $30 million.  The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving lines of credit.

Investments and Advances to Joint Ventures -

During the six months ended June 30, 2010, the Company expended approximately $50.4 million for investments and advances to real estate joint ventures and received approximately $24.2 million from reimbursements of advances to real estate joint ventures.

Ground-up Development –

The Company is engaged in ground-up development projects which consist of (i) U.S. ground-up development projects which will be held as long-term investments by the Company and (ii) various ground-up development projects located in Latin America for long-term investment. During 2009, the Company changed its merchant building business strategy from a sale upon completion strategy to a long-term hold strategy. Those properties previously considered merchant building have been either placed in service as long-term investment properties or included in U.S. ground-up development projects. The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of June 30, 2010, the Company had in progress a total of nine ground-up development projects, consisting of (i) five ground-up development projects located throughout Mexico, (ii) two U.S. ground-up development projects, (iii) one ground-up development project located in Chile, and (iv) one ground-up development project located in Brazil.

During the six months ended June 30, 2010, the Company expended approximately $27.7 million primarily in connection with construction costs relating to its ground-up development projects.  The Company anticipates its remaining capital commitment during 2010 toward these and other development projects will be approximately $35 million to $50 million.  The proceeds from the sales of completed ground-up development projects, proceeds from unfunded construction loan commitments and availability under the Company’s revolving lines of credit are expected to be sufficient to fund these anticipated capital requirements.

Dispositions -

During the six months ended June 30, 2010, the Company received net proceeds of approximately $181.6 million relating to the sale of various operating properties and ground-up development properties.

Financing Activities

Cash flows used for financing activities for the six months ended June 30, 2010, were approximately $321.5 million, as compared to approximately $22.0 million for the comparable period in 2009.  This change of approximately $299.5 million resulted primarily from (i) a decrease in proceeds from the issuance of stock of approximately $717.5 million, (ii) a decrease in proceeds from mortgage/construction loan financing of approximately $382.3 million, (iii) an increase in the repayment of unsecured term loan/notes of approximately $31.0 million, (iv) decreases in proceeds from issuance of unsecured term loans/notes of approximately $70.3 million and (v) an increase in the redemption of noncontrolling interests of approximately $49.3 million, partially offset by (vi) a decrease of approximately $708.4 million in net borrowings/repayments under the Company’s unsecured revolving credit facilities, (vii) a decrease in principal payments of approximately $125.2 million and (viii) a decrease in dividends paid of approximately $108.8 million.

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

Debt maturities for the remainder of 2010 consist of: $52.2 million of consolidated debt; $425.2 million of unconsolidated joint venture debt and $227.5 million of debt on properties included in the Company’s preferred equity program, assuming the utilization of extension options where available.   The 2010 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Company’s credit facilities (which at June 30, 2010 had approximately $1.6 billion available) and debt refinancing.  The 2010 unconsolidated joint venture and preferred equity debt maturities are anticipated to be repaid through debt refinancing and partner capital contributions, as deemed appropriate.  Included in the $425.2 million of unconsolidated joint venture debt is $287.5 million related to the KimPru term loan facility which bore interest at a rate of LIBOR plus 1.25% and was scheduled to mature in August 2010.  During July 2010, KimPru fully repaid the $287.5 million outstanding balance on this facility primarily from capital contributions provided by the partners, at their respective ownership percentages of 85% from PREI and 15% from the Company.

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

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $7.5 billion.  Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.  These markets have experienced extreme volatility but have more recently stabilized.  As available, the Company will continue to access these markets. The Company was added to the S&P 500 Index in March 2006, an index containing the stock of 500 Large Cap corporations, most of which are U.S. corporations.

The Company has a $1.5 billion unsecured U.S. revolving credit facility (the "U.S. Credit Facility") with a group of banks, which is scheduled to expire in October 2011.  The Company has a one-year extension option related to this facility. This credit facility has made available funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional management programs, (iii) development and redevelopment costs, and (iv) any short-term working capital requirements.  Interest on borrowings under the U.S. Credit Facility accrues at LIBOR plus 0.425% and fluctuates in accordance with changes in the Company’s senior debt ratings.  As part of this U.S. Credit Facility, the Company has a competitive bid option whereby the Company may auction up to $750.0 million of its requested borrowings to the bank group.  This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread.  A facility fee of 0.15% per annum is payable quarterly in arrears.  As part of the U.S. Credit Facility, the Company has a $200.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Pounds Sterling, Japanese Yen or Euros.  Pursuant to the terms of the U.S. Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt, and (ii) minimum interest and fixed coverage ratios.  As of June 30, 2010, there was approximately $163.6 million outstanding under this credit facility and approximately $20.5 million appropriated for letters of credit.

Pursuant to the terms of the U.S. Credit Facility, the Company, among other things, is subject to maintenance of various covenants.  The Company is not in violation of these covenants.  The financial covenants for the U.S. Credit Facility are as follows:

Covenant	Must Be	As of 6/30/10
Total Indebtedness to Gross Asset Value(“GAV”)	<60%	46%
Total Priority Indebtedness to GAV	<35%	13%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	2.94x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	2.02x
Limitation of Investments, Loans and Advances	<30% of GAV	19% of GAV

For a full description of the U.S. Credit Facility’s covenants refer to the Credit Agreement dated as of October 25, 2007 filed in the Company’s Current Report on Form 8-K dated October 25, 2007.

The Company also has a three-year Canadian denominated (“CAD”) $250.0 million unsecured credit facility with a group of banks.  This facility bears interest at the CDOR Rate, as defined, plus 0.425%, subject to change in accordance with the Company’s senior debt and is scheduled to expire in March 2011.  The Company has a one-year extension option related to this facility.  Proceeds from this facility are used for general corporate purposes, including the funding of Canadian denominated investments.  As of June 30, 2010, there was no outstanding balance under this credit facility.  There is approximately CAD $67.4 million (approximately USD $63.4 million) appropriated for letters of credit at June 30, 2010.  The Canadian facility covenants are the same as the U.S. Credit Facility covenants described above.

During August 2009, the Company became obligated to issue a letter of credit for approximately CAD $66.0 million (approximately USD $62.1 million) relating to a tax assessment dispute with the Canada Revenue Agency (“CRA”).  The letter of credit has been issued under the Company’s CAD $250 million credit facility referred to above. The dispute is in regard to three of the Company’s wholly-owned subsidiaries which hold a 50% co-ownership interest in Canadian real estate. However, applicable Canadian law requires that a non-resident corporation post sufficient collateral to cover a claim for taxes assessed.  As such, the Company issued its letter of credit as required by the governing law.  The Company strongly believes that it has a justifiable defense against the dispute which will release the Company from any and all liability.

During March 2008, the Company obtained a MXP 1.0 billion term loan, which bears interest at a fixed rate of 8.58% and is scheduled to mature in March 2013.  The Company utilized proceeds from this term loan to fully repay the outstanding balance of its MXP 500.0 million unsecured revolving credit facility, which was terminated by the Company.  Remaining proceeds from this term loan were used for funding MXP denominated investments.  As of June 30, 2010, the outstanding balance on this term loan was MXP 1.0 billion (approximately USD $79.0 million).  The Mexican term loan covenants are the same as the U.S. and Canadian Credit Facilities covenants described above.

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

The Company’s supplemental indenture governing its medium term notes and senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 6/30/10
Consolidated Indebtedness to Total Assets	<60%	42%
Consolidated Secured Indebtedness to Total Assets	<40%	11%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	2.7x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.5x

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

During April 2010, the Company issued $150.0 million CAD (approximately USD $141.1 million) unsecured notes to a group of private investors at a rate of 5.99% scheduled to mature on April 13, 2018.  Proceeds from these notes were used to repay the Company’s CAD $150 million 4.45% Series 1 unsecured notes which matured in April 2010.

Additionally, during the six months ended June 30, 2010, the Company repaid the remaining $46.5 million balance on its 4.62% Medium Term Notes, which matured in May 2010.

During the six months ended June 30, 2010, the Company (i) assumed approximately $95.7 million of individual non-recourse mortgage debt relating to the acquisition of three operating properties, including a decrease of approximately $3.8 million associated with fair value debt adjustments, (ii) paid off approximately $28.4 million of mortgage debt that encumbered two operating properties and (iii) assigned approximately $159.9 million in non-recourse mortgage debt encumbering three operating properties that were sold to newly formed joint ventures.

During April 2009, the Company filed a shelf registration statement on Form S-3ASR, which is effective for a term of three years, for the future unlimited offerings, from time-to-time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects.  As of June 30, 2010, the Company had over 420 unencumbered property interests in its portfolio.

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as they monitor sources of capital and evaluate the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for the six months ended June 30, 2010 and 2009 were $153.4 million and $262.2 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly.  Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.  On July 27, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.16 per common share payable to shareholders of record on October 5, 2010.  This dividend will be paid on October 15, 2010.

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

Capital Markets and Economic Conditions; Real Estate and Retail Shopping Center Sector

In the U.S., economic and market conditions have begun to stabilize. Credit conditions have continued to improve from the prior year with increased access and availability to secured mortgage debt and the unsecured bond and equity markets. However, there remains concern over high unemployment rates and an uncertain economic recovery in Europe.  These conditions have contributed to slow growth in the U.S. and international economies.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk and fluctuations in foreign currency exchange rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of June 30, 2010, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instruments’ actual cash flows are denominated in U.S. dollars, Canadian dollars, and Mexican pesos as indicated by geographic description ($ in USD equivalent in millions).

	2010	2011	2012	2013	2014	2015+	Total	Fair Value
U.S. Dollar Denominated
Secured Debt
Fixed Rate	$ -	$41.7	$144.6	$ 180.0	$200.3	$562.6	$1,129.2	$1,243.4
Average Interest Rate	-	7.41%	6.33%	6.65%	6.43%	6.69%	6.62%
Variable Rate	$ 16.4	$28.1	$80.6	$ 2.9	$ 20.7	$ 6.1	$154.8	$ 162.3
Average Interest Rate	2.35%	3.17%	4.10%	5.00%	2.25%	0.35%	3.38%

Unsecured Debt
Fixed Rate	$ 25.1	$340.6	$215.9	$276.0	$295.2	$1,241.0	$2,393.8	$2,527.8
Average Interest Rate	7.33%	6.42%	6.00%	5.42%	5.22%	5.89%	5.85%
Variable Rate	$ 10.7	$163.6	$ -	$ -	$ -	$ -	$174.3	$ 171.3
Average Interest Rate	5.50%	0.77%	-	-	-	-	1.06%

Canadian Dollar Denominated
Unsecured Debt
Fixed Rate	$ -	$ -	$ -	$ 188.1	$ -	$ 141.1	$329.2	$ 347.6
Average Interest Rate	-	-	-	5.18%	-	5.99%	5.53%

Mexican Pesos Denominated
Unsecured Debt
Fixed Rate	$ -	$ -	$ -	$ 79.0	$ -	$ -	$79.0	$ 76.0
Average Interest Rate	-	-	-	8.58%	-	-	8.58%

Based on the Company’s variable-rate debt balances, interest expense would have increased by approximately $1.6 million for the six months ended June 30, 2010 if short-term interest rates were 1% higher.

As of June 30, 2010, the Company had (i) Canadian investments totaling CAD $473.3 million (approximately USD $445.1 million) comprised of real estate joint venture investments and marketable securities, (ii) Mexican real estate and real estate joint venture investments of approximately MXP 8.6 billion (approximately USD $672.9 million), (iii) Chilean real estate joint venture investments of approximately 14.8 billion Chilean Pesos (approximately USD $27.3 million), (iv) Peruvian real estate investments of approximately 7.5 million Peruvian Nuevo Sol (approximately USD $2.7 million), (v) Brazilian real estate investments of approximately 52.8 million Brazilian Reals (“BRL”) (approximately USD $29.3 million) and (vi) Australian investments in marketable securities of approximately AUD 191.1 million (approximately USD $163.6 million).  The foreign currency exchange risk has been partially mitigated through the use of local currency denominated debt.

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  As of June 30, 2010, the Company has no other material exposure to market risk.

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

Item 5.

Other Information

As previously reported, the Executive Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) of the Company on March 15, 2010 adopted a new executive compensation program (the “Program”), a description of which is incorporated herein by reference to the Company’s Current Report on Form 8-K filed on March 19, 2010. Since the adoption of the Program, the Board appointed Mr. Pappagallo as the Company’s Chief Operating Officer and Mr. Cohen as its Chief Financial Officer.

On August 4, 2010, in respect of these promotions, the Committee approved compensation changes effective July 1, 2010 for Messrs. Pappagallo and Cohen. For Mr. Pappagallo, the Committee approved an annualized target bonus equal to $750,000, based upon an achievement level of 100% of the Company performance and individual performance targets with respect to 2010. For Mr. Cohen, the Committee approved on an annualized basis (i) a base salary equal to $500,000; (ii) a target bonus equal to $250,000, based upon an achievement level of 100% of the Company performance and individual performance targets for 2010; and (iii) a target long-term incentive award equal to $375,000.

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

12.1 Computation of Ratio of Earnings to Fixed Charges

12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1 Certification of the Company’s Chief Executive Officer, David B. Henry, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Company’s Chief Executive Officer, David B. Henry, and the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMCO REALTY CORPORATION

August 9, 2010	/s/ David B. Henry
(Date)	David B. Henry
Chief Executive Officer

August 9, 2010	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer