Form 10-K/A
period 2009-12-31
KIMCO REALTY CORP
filed 2010-08-17
CIK 879101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K/A

(Amendment No. 2)

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

Index to Exhibits begins on page 73.

EXPLANATORY NOTE

Kimco Realty Corporation is filing this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was originally filed on March 1, 2010 and amended on March 2, 2010 (the “Original 10-K”) to (i) amend and restate the Index to Exhibits in Item 15 to delete exhibits 10.3 through 10.5 and (ii) file the complete agreements for exhibits 10.6, 10.17, 10.18 and 10.19.

This Amendment No. 2 does not amend or update any other item or disclosure contained in the Original 10-K. This Form 10-K/A is presented as of the filing date of the Original Filing and does not reflect events occurring after that date, or modify or update disclosures in any way other than as specifically noted above. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the Original 10-K.

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

10.1 –	Management Agreement between the Company and KC Holdings, Inc. [Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11 No. 33-47915].
10.2 –	Amended and Restated Stock Option Plan [Incorporated by reference to Exhibit 10.3 to the 1995 Form 10-K].
10.3 –	Reserved
10.4 –	Reserved
10.5 –	Reserved
*10.6 –

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

161
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

*10.17 –	$650 Million Credit Agreement, dated as of August 26, 2008, among PK Sale LLC, as borrower, PRK Holdings I LLC, PRK Holdings II LLC and PK Holdings III LLC, as guarantors, Kimco Realty Corporation, as guarantor, the lenders party hereto from time to time, JP Morgan Chase Bank, N.A., as Administrative Agent and Wachovia Bank, National Association, The Bank Of Nova Scotia, as Syndication AgentsBank of America, N.A., as Co-Syndication Agents, Wells Fargo Bank, National Association and Royal Bank of Canada, as Co-Documentation Agents.	327
*10.18 –	1 billion MXP Credit Agreement, dated as of March 3, 2008, among KRC Mexico Acquisition, LLC, as borrower, Kimco Realty Corporation, as guarantor, and Scotiabank Inverlat, S.A., Institucio De Banca Multiple, Grupo Financiero Scotiabank Inverlat, as lender.	464
*10.19 –

Credit Agreement, dated as of April 17, 2009, among the Company, The Bank of Nova Scotia, as administrative agent, joint lead arranger and joint bookrunner, RBC Capital Markets, as syndication agent, joint lead arranger and joint bookrunner, PNC Bank, National Association, Regions Bank and U.S. Bank National Association as documentation agents, and The Bank of Nova Scotia, Royal Bank of Canada, PNC Bank, National Association, Regions Bank, U.S. Bank National Association, Deutsche Bank Trust Company Americas, UBS Loan Finance LLC, Bank of America, N.A., CIBC Inc., Citicorp North America, Inc., Wells Fargo Bank NA and Barclays Bank PLC as lenders.

		594
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

**12.1 –	Computation of Ratio of Earnings to Fixed Charges
**12.2 –	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
**21.1 –	Subsidiaries of the Company
*23.1 –	Consent of PricewaterhouseCoopers LLP	707
*23.2 –	Consent of PricewaterhouseCoopers LLP	708
*23.3 –	Consent of PricewaterhouseCoopers LLP	709
*23.4 –	Consent of PricewaterhouseCoopers LLP	710
*23.5 –	Consent of PricewaterhouseCoopers LLP	711
*31.1 –	Certification of the Company’s Chief Executive Officer, David B. Henry, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	712
*31.2 –	Certification of the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	713
*32.1 –	Certification of the Company’s Chief Executive Officer, David B. Henry, and the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	714
**99.1 –	Intown Hospitality Investors LP and Subsidiaries Consolidated Financial Statements
**99.2 –	Kimco Income Operating Partnership LP Consolidated Financial Statements
**99.3 –	PRK Holdings I LLC and Subsidiaries Consolidated Financial Statements
**99.4 –	PRK Holdings II LLC and Subsidiaries Consolidated Financial Statements

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