Form 10-Q/A
period 2010-06-30
KIMCO REALTY CORP
filed 2010-09-03
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

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

EXPLANATORY NOTE

Kimco Realty Corporation is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, which was originally filed on August 9, 2010 (the “Original 10-Q”) to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T. Exhibit 101 to this Amendment No. 1 provides the following items from the Form 10-Q formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Changes in Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

This Amendment No. 1 does not amend or update any other item or disclosure contained in the Original 10-Q. This Form 10-Q/A is presented as of the filing date of the Original Filing and does not reflect events occurring after that date, or modify or update disclosures in any way other than as specifically noted above. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the Original 10-K.

Item 6. Exhibits

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

*	12.1	Computation of Ratio of Earnings to Fixed Charges

*	12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

*	31.1	Certification of the Company’s Chief Executive Officer, David B. Henry, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certification of the Company’s Chief Executive Officer, David B. Henry, and the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	101.INS	XBRL Instance Document

**	101.SCH	XBRL Taxonomy Extension Schema

**	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**	101.DEF	XBRL Taxonomy Extension Definition Linkbase

**	101.LAB	XBRL Taxonomy Extension Label Linkbase

**	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed or furnished with, or incorporated by reference in, Kimco Realty Corporation’s Form 10-Q filed on August 9, 2010.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMCO REALTY CORPORATION

September 3, 2010	/s/ David B. Henry
(Date)	David B. Henry
Chief Executive Officer

September 3, 2010	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer