Form 10-Q
period 2010-09-30
KIMCO REALTY CORP
filed 2010-11-08
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

 [X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 28, 2010, the registrant had 405,950,802 shares of common stock.

PART I FINANCIAL INFORMATION

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	September 30, 2010	December 31, 2009
Assets:
Operating real estate, net of accumulated depreciation of $1,495,052 and $1,343,148, respectively	$6,628,972	$7,073,408
Investments and advances in real estate joint ventures	1,341,432	1,103,625
Real estate under development	394,486	465,785
Other real estate investments	447,771	553,244
Mortgages and other financing receivables	110,791	131,332
Cash and cash equivalents	158,116	122,058
Marketable securities	236,930	209,593
Accounts and notes receivable	126,542	113,610
Other assets	369,468	389,550
Total assets	$9,814,508	$10,162,205

Liabilities:
Notes payable	$2,992,051	$3,000,303
Mortgages payable	1,015,917	1,388,259
Construction loans payable	29,509	45,821
Dividends payable	77,812	76,707
Other liabilities	438,572	432,833
Total liabilities	4,553,861	4,943,923
Redeemable noncontrolling interests	95,029	100,304

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 3,092,000 and 3,232,000 shares, respectively
Class F Preferred Stock, $1.00 par value, authorized 700,000 shares Issued and outstanding 700,000 shares Aggregate liquidation preference $175,000	700	700
Class G Preferred Stock, $1.00 par value, authorized 184,000 shares Issued and outstanding 184,000 shares Aggregate liquidation preference $460,000	184	184
Class H Preferred Stock, $1.00 par value, authorized 70,000 shares Issued and outstanding 70,000 shares Aggregate liquidation preference $175,000	70	-
Common stock, $.01 par value, authorized 750,000,000 Issued and outstanding 405,940,556 and 405,532,566 shares, respectively	4,059	4,055
Paid-in capital	5,460,974	5,283,204
Cumulative distributions in excess of net income	(464,256)	(338,738)
	5,001,731	4,949,405
Accumulated other comprehensive income	(59,403)	(96,432)
Total stockholders' equity	4,942,328	4,852,973
Noncontrolling interests	223,290	265,005
Total equity	5,165,618	5,117,978
Total liabilities and equity	$9,814,508	$10,162,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2010 and 2009

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues from rental property	$210,520	$190,092	$634,959	$570,284
Rental property expenses:
Rent	(3,505)	(3,617)	(10,775)	(10,151)
Real estate taxes	(30,194)	(28,633)	(89,568)	(79,941)
Operating and maintenance	(27,961)	(25,358)	(88,130)	(80,070)
Mortgage and other financing income	2,486	3,747	7,526	11,619
Management and other fee income	9,082	10,166	30,343	30,361
Depreciation and amortization	(60,923)	(55,379)	(176,183)	(167,346)
General and administrative expenses	(28,463)	(27,937)	(83,035)	(83,349)
Interest, dividends and other investment income	4,552	9,236	15,833	22,371
Other (expense)/income, net	(3,854)	4,382	(12,327)	464
Interest expense	(57,795)	(54,530)	(171,607)	(151,935)
Early extinguishment of debt charges	(10,811)	-	(10,811)	-
Income from other real estate investments	15,316	9,288	32,717	26,904
Gain on sale of development properties	336	1,073	2,130	3,476
Impairments:
Property carrying values	-	-	(1,900)	(38,800)
Investments in other real estate investments	-	-	(5,994)	(40,602)
Marketable securities and other investments	(657)	-	(1,163)	(29,573)
Investments in real estate joint ventures	-	-	-	(26,896)
Income/(loss) from continuing operations before income taxes and equity in income of joint ventures	18,129	32,530	72,015	(43,184)
Benefit for income taxes	377	691	6,342	2,208
Equity in income of joint ventures, net	14,056	8,946	34,697	3,317
Income/(loss) from continuing operations	32,562	42,167	113,054	(37,659)
Discontinued operations:
(Loss)/income from discontinued operating properties, net of tax	(940)	971	1,280	2,038
Impairment/loss on operating properties held for sale/sold, net of tax	(337)	-	(3,440)	(13,300)
Gain on disposition of operating properties, net of tax	1,704	18	1,704	421
Income/(loss) from discontinued operations	427	989	(456)	(10,841)
(Loss)/gain on transfer of operating properties	-	-	(57)	26
Gain on sale of operating properties, net	-	489	2,434	2,044
Total net gain on transfer or sale of operating properties	-	489	2,377	2,070
Net income/(loss)	32,989	43,645	114,975	(46,430)
Net income attributable to noncontrolling interests	(2,656)	(3,537)	(9,196)	(9,689)
Net income/(loss) attributable to the Company	30,333	40,108	105,779	(56,119)
Preferred stock dividends	(12,862)	(11,822)	(36,505)	(35,466)
Net income/(loss) available to the Company's common shareholders	$17,471	$28,286	$69,274	$(91,585)
Per common share:
Income/(loss) from continuing operations:
-Basic	$0.04	$0.07	$0.17	$(0.24)
-Diluted	$0.04	$0.07	$0.17	$(0.24)
Net income/(loss):
-Basic	$0.04	$0.07	$0.17	$(0.27)
-Diluted	$0.04	$0.07	$0.17	$(0.27)
Weighted average shares:
-Basic	405,854	376,559	405,709	339,018
-Diluted	406,253	378,127	406,076	339,018
Amounts attributable to the Company's common shareholders:
Income/(loss) from continuing operations, net of tax	$17,007	$27,312	$69,790	$(80,640)
Income/(loss) from discontinued operations	464	974	(516)	(10,945)
Net income/(loss)	$17,471	$28,286	$69,274	$(91,585)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2010 and 2009

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income/(loss)	$32,989	$43,645	$114,975	$(46,430)
Other comprehensive income:
Change in unrealized gain on marketable securities	19,647	23,973	21,487	48,724
Change in unrealized (loss)/gain on interest rate swaps	(285)	162	(792)	44
Change in foreign currency translation adjustment, net	(14,974)	44,574	31,823	18,702
Other comprehensive income	4,388	68,709	52,518	67,470

Comprehensive income	37,377	112,354	167,493	21,040

Comprehensive (income)/loss attributable to noncontrolling interests	(1,431)	1,261	(24,685)	3,671

Comprehensive income attributable to the Company	$35,946	$113,615	$142,808	$24,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Nine Months Ended September 30, 2010 and 2009

(Unaudited)

(in thousands)

	Cumulative distributions in excess of net income	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Total Stockholders' Equity	Noncontrolling Interests	Total Equity	Comprehensive Income
Balance, January 1, 2009	$(58,162)	$(179,541)	$884	$2,711	$4,217,806	$3,983,698	$221,035	$4,204,733
Contributions from noncontrolling interests	-	-	-	-	-	-	19,737	19,737
Comprehensive income:
Net (loss)/income	(56,119)	-	-	-	-	(56,119)	9,689	(46,430)	$(46,430)
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	48,724	-	-	-	48,724	-	48,724	48,724
Change in unrealized gain on interest rate swaps	-	44	-	-	-	44	-	44	44
Change in foreign currency translation adjustment	-	32,062	-	-	-	32,062	(13,360)	18,702	18,702
Comprehensive income									$21,040
Redeemable noncontrolling interests	-	-	-	-	-	-	(4,772)	(4,772)
Dividends ($0.56 per common share; $1.2468 per Class F Depositary Share, and $1.4532 per Class G Depositary Share, respectively)	(199,927)	-	-	-	-	(199,927)	-	(199,927)
Distributions to noncontrolling interests	-	-	-	-	-	-	(6,128)	(6,128)
Issuance of units	-	-	-	-	-	-	126	126
Unit redemptions	-	-	-	-	-	-	(346)	(346)
Issuance of common stock	-	-	-	1,055	720,105	721,160	-	721,160
Exercise of common stock options	-	-	-	1	598	599	-	599
Amortization of equity awards	-	-	-	-	7,848	7,848	-	7,848
Balance, September 30, 2009	$(314,208)	$(98,711)	$884	$3,767	$4,946,357	$4,538,089	$225,981	$4,764,070
Balance, January 1, 2010	$(338,738)	$(96,432)	$884	$4,055	$5,283,204	$4,852,973	$265,005	$5,117,978

Contributions from noncontrolling interests	-	-	-	-	-	-	2,380	2,380
Comprehensive income:
Net income	105,779	-	-	-	-	105,779	9,196	114,975	$114,975
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	21,487	-	-	-	21,487	-	21,487	21,487
Change in unrealized loss on interest rate swaps	-	(792)	-	-	-	(792)	-	(792)	(792)
Change in foreign currency translation adjustment	-	16,334	-	-	-	16,334	15,489	31,823	31,823
Comprehensive income									$167,493
Redeemable noncontrolling interests	-	-	-	-	-	-	(4,873)	(4,873)
Dividends ($0.48 per common share; $1.2468 per Class F Depositary Share, $1.4532 per Class G share and $0.1485 per Class H Depositary share, respectively)	(231,297)	-	-	-	-	(231,297)	-	(231,297)
Distributions to noncontrolling interests	-	-	-	-	-	-	(58,313)	(58,313)
Issuance of common stock	-	-	-	3	4,432	4,435	-	4,435
Issuance of preferred stock	-	-	70	-	169,114	169,184	-	169,184
Exercise of common stock options	-	-	-	1	1,749	1,750	-	1,750
Acquisition of noncontrolling interests	-	-	-	-	(6,996)	(6,996)	(5,594)	(12,590)
Amortization of equity awards	-	-	-	-	9,471	9,471	-	9,471
Balance, September 30, 2010	$(464,256)	$(59,403)	$954	$4,059	$5,460,974	$4,942,328	$223,290	$5,165,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2010 and 2009

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flow from operating activities:
Net income (loss)	$114,975	$(46,430)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	185,034	168,053
Loss on operating properties held for sale/sold/transferred	65	224
Impairment charges	12,781	149,171
Gain on sale of development properties	(2,130)	(3,476)
Gain on sale of operating properties	(4,145)	(2,870)
Equity in income of joint ventures, net	(34,697)	(3,317)
Income from other real estate investments	(29,822)	(13,223)
Distributions from joint ventures	89,034	90,265
Cash retained from excess tax benefits	(7)	-
Change in accounts and notes receivable	(13,395)	(9,129)
Change in accounts payable and accrued expenses	56,698	37,387
Change in other operating assets and liabilities	(16,187)	(44,707)
Net cash flow provided by operating activities	358,204	321,948
Cash flow from investing activities:
Acquisition of and improvements to operating real estate	(105,112)	(78,073)
Acquisition of and improvements to real estate under development	(33,972)	(116,358)
Investment in marketable securities	(9,041)	-
Proceeds from sale of marketable securities	6,336	70,585
Investments and advances to real estate joint ventures	(114,882)	(92,186)
Reimbursements of advances to real estate joint ventures	75,289	79,985
Other real estate investments	(7,940)	(7,051)
Reimbursements of advances to other real estate investments	6,541	9,177
Investment in mortgage loans receivable	(2,738)	(4,547)
Collection of mortgage loans receivable	26,265	36,592
Other investments	(3,952)	(3,900)
Reimbursements of other investments	8,792	4,935
Proceeds from sale of operating properties	221,477	26,820
Proceeds from sale of development properties	7,028	19,059
Net cash flow provided by (used for) investing activities	74,091	(54,962)
Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(213,089)	(167,838)
Principal payments on rental property debt	(18,336)	(12,178)
Principal payments on construction loan financings	(30,256)	(255,386)
Proceeds from mortgage/construction loan financings	13,960	403,815
Borrowings under revolving unsecured credit facilities	41,853	211,858
Repayment of borrowings under unsecured revolving credit facilities	(32,447)	(927,647)
Proceeds from issuance of unsecured term loan/notes	449,720	520,000
Repayment of unsecured term loan/notes	(471,725)	(428,701)
Financing origination costs	(5,012)	(12,947)
Redemption of noncontrolling interests	(71,837)	(15,320)
Dividends paid	(230,192)	(296,599)
Cash retained from excess tax benefits	7	-
Proceeds from issuance of stock	171,117	718,537
Net cash flow used for financing activities	(396,237)	(262,406)
Change in cash and cash equivalents	36,058	4,580
Cash and cash equivalents, beginning of period	122,058	136,177
Cash and cash equivalents, end of period	$158,116	$140,757
Interest paid during the period (net of capitalized interest of $11,758, and $16,628, respectively)	$168,102	$131,234
Income taxes paid during the period	$962	$4,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

1.

Interim Financial Statements

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation and Subsidiaries (the “Company”), its subsidiaries, all of which are wholly-owned, and all entities in which the Company has a controlling financial interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) or meets certain criteria of a sole general partner or managing member in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation.  The information furnished in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's 2009 Annual Report on Form 10-K/A, as certain disclosures that would duplicate those included in the 10-K/A are not included in these Condensed Consolidated Financial Statements.

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

Earnings/ (Loss) Per Share -

The following table sets forth the reconciliation of earnings/(loss) and the weighted average number of shares used in the calculation of basic and diluted  earnings/(loss) per share (amounts presented in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Computation of Basic Earnings/(Loss) Per Share:

Income/(loss) from continuing operations	$32,562	$42,167	$113,054	$(37,659)
Total net gain on transfer or sale of operating properties	-	489	2,377	2,070
Net income attributable to noncontrolling interests	(2,656)	(3,537)	(9,196)	(9,689)
Discontinued operations attributable to noncontrolling interests	(37)	15	60	104
Preferred stock dividends	(12,862)	(11,822)	(36,505)	(35,466)
Income/(loss) from continuing operations available to the common shareholders	17,007	27,312	69,790	(80,640)
Earnings attributable to unvested restricted shares	(58)	(27)	(175)	(376)
Income/(loss) from continuing operations attributable to common shareholders	16,949	27,285	69,615	(81,016)

Income/(loss) from discontinued operations attributable to the Company	464	974	(516)	(10,945)
Net income/(loss) attributable to the Company’s common shareholders	$17,413	$28,259	$69,099	$(91,961)
Weighted average common shares outstanding	405,854	376,559	405,709	339,018

Basic Earning/(Loss) Per Share Attributable to the Company’s Common Shareholders:
Income/(loss) from continuing operations	$0.04	$0.07	$0.17	$(0.24)
Loss from discontinued operations	-	-	-	(0.03)
Net income/(loss)	$0.04	$0.07	$0.17	$(0.27)

Computation of Diluted Earnings/(Loss) PerShare:
Income/(loss) from continuing operations attributable to common shareholders	$16,949	$27,285	$69,615	$(81,016)
Distributions on convertible units (a)	-	80	-	-
Income/(loss) from continuing operations attributable to common shareholders for diluted earnings per share	16,949	27,365	69,615	(81,016)
Income/(loss) from discontinued operations attributable to the Company	464	974	(516)	(10,945)
Net income/(loss) attributable to the Company’s common shareholders for diluted earnings per share	$17,413	$28,339	$69,099	$(91,961)
Weighted average common shares outstanding – basic	405,854	376,559	405,709	339,018

Effect of dilutive securities: Equity awards	399	86	367	-
Assumed conversion of convertible units (a)	-	1,482	-	-
Shares for diluted earnings per common share	406,253	378,127	406,076	339,018

Diluted Earnings/(Loss) Per Share Attributable to the Company’s Common Shareholders:
Income/(loss) from continuing operations	$0.04	$0.07	$0.17	$(0.24)
Loss from discontinued operations	-	-	-	(0.03)
Net income/(loss)	$0.04	$0.07	$0.17	$(0.27)

(a)

For three and nine months ended September 30, 2010 and 2009, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income/ (loss) from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of Diluted earnings/ (loss) per share calculations.

The Company's unvested restricted share awards contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per unit has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings.  In accordance with the transition guidance, prior period earnings/(loss) per share amounts have been restated to conform to current presentation, although there was no material impact on the previously reported basic or diluted earnings/(loss) per share.

There were approximately 15,825,838 and 17,635,217 stock options that were anti-dilutive at September 30, 2010 and 2009, respectively.

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

2.

Operating Property Activities

Acquisitions -

During the nine months ended September 30, 2010, the Company acquired, in separate transactions, three operating properties, an additional joint venture interest and one land parcel, comprising an aggregate 1.1 million square feet of gross leasable area (“GLA”), for an aggregate purchase price of approximately $145.4 million including the assumption of approximately $89.4 million of non-recourse mortgage debt encumbering two of the properties.  Details of these transactions are as follows (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt Assumed	Total	GLA
Foothills Mall	Tucson, AZ	Jan-10 (1)	$9,063	$77,162	$86,225	515
Kenneth Hahn	Los Angeles, CA	Mar -10 (2)	8,563	-	8,563	165
Wexford	Pittsburgh, PA	June-10(3)	2,310	12,233	14,543	142
Riverplace S.C.	Jacksonville, FL	Aug-10	35,560	-	35,560	257
Cave Springs Shopping Center –land parcel	Lemay, Missouri	Sep-10 (4)	510	-	510	-
			$56,006	$89,395	$145,401	1,079

1)

The Company acquired this property from a preferred equity investment in which the Company held a noncontrolling interest. The $77.2 million assumed debt includes a decrease of approximately $3.8 million associated with a fair value debt adjustment relating to the property’s purchase price allocation. During August 2010, the Company sold all of its interest in this property, see disposition discussion below.

2)

The Company acquired this property through the purchase of an additional ownership interest in a joint venture in which the Company had previously held an 11.25% noncontrolling ownership interest.  As a result of this transaction the Company now holds a 75% controlling interest and consolidates this entity.

3)

The Company acquired this property from a joint venture in which the Company holds a 15% noncontrolling ownership interest. The debt assumed is a non-recourse mortgage which bears interest at a rate of 5.54% and is scheduled to mature in 2016.  The mortgage also provides the lender with 50% of the excess cash flow, if any, up to $8.7 million after the Company receives its invested capital plus a stated return.

4)

The Company purchased an adjacent land parcel next to an existing property that the Company currently owns.

The aggregate purchase price of these properties, discussed above, has been allocated to the tangible and intangible assets and liabilities of the properties at the date of acquisition, based on the evaluation of information and estimates available at such date. The total aggregate purchase price was allocated as follows (in thousands):

Land	$30,160
Buildings	95,823
Above Market Rents	3,876
Below Market Rents	(3,321)
In-Place Leases	9,073
Building Improvements	12,122
Tenant Improvements	4,629
Mortgage Fair Value Adjustment	(4,106)
Noncontrolling Interest	(2,855)
$145,401

Dispositions -

During the nine months ended September 30, 2010, the Company (i) sold seven operating properties, which were previously consolidated, to two new joint ventures in which the Company holds noncontrolling equity interests for an aggregate sales price of approximately $438.1 million including the assignment of $159.9 million of non-recourse mortgage debt encumbering three of the properties and (ii) disposed of, in separate transactions, four operating properties for an aggregate sales price of approximately $96.8 million including the assignment of $81.0 million of non-recourse mortgage debt encumbering one of the properties.  These transactions resulted in an aggregate gain of approximately $4.1 million.

Additionally, during the nine months ended September 30, 2010, the Company disposed of (i) three properties, in separate transactions, for an aggregate sales price of approximately $23.8 million and (ii) a property from a consolidated joint venture in which the Company had a preferred equity investment for a sales price of approximately $6.8 million.  These transactions resulted in an aggregate profit participation of approximately $2.0 million, before income tax of approximately $0.4 million.  This profit participation has been recorded as Income from other real estate investments and is reflected in (Loss)/income from discontinued operating properties, net of tax in the Company’s Condensed Consolidated Statements of Operations.

During the nine months ended September 30, 2010, the Company also disposed of, in separate transactions, eight land parcels for an aggregate sales price of approximately $25.0 million which resulted in an aggregate gain of approximately $2.9 million. This gain is included in Other (expense)/income, net in the Company’s Condensed Consolidated Statements of Operations.

FNC Realty Corporation –

The Company has a controlling ownership interest in FNC Realty Corporation (“FNC”) and consolidates the entity.  On July 12, 2010, the Company acquired an additional 3.6% interest in FNC for $3.5 million, which increased the Company’s total controlling ownership interest to approximately 56.6% and the Company continues to consolidate this entity.

During the nine months ended September 30, 2010, FNC disposed of two properties, in separate transactions, for an aggregate sales price of approximately $3.5 million which resulted in a pre-tax profit of approximately $0.7 million, before noncontrolling interest.  This income has been recorded as Income from other real estate investments in the Company’s Condensed Consolidated Statements of Operations.

Kimco Income Fund II (“KIF II”) -

The Company holds a controlling ownership interest in KIF II and consolidates this entity for accounting and reporting purposes.  During the nine months ended September 30, 2010, the Company purchased an additional 1.62% partnership interest in KIF II from one of its investors for approximately $0.8 million. As a result of this transaction the Company now holds a 75.28% controlling interest in KIF II and continues to consolidate this entity.  Since there was no change in control from this transaction, the purchase of the additional partnership interest resulted in an adjustment to the Company’s Paid-in capital of approximately $1.0 million.

Impairment of Property Carrying Value -

During the nine months ended September 30, 2010, the Company recognized an impairment charge of $1.9 million relating to its investment in a redevelopment property located in Bronx, NY.  The book value of this property was approximately $12.4 million. The estimated fair value of this property is based upon a purchase price offer of approximately $10.5 million.

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

The components of income and expense relating to discontinued operations for the three and nine months ended September 30, 2010 and 2009 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2010 and 2009 and the operations for the applicable period for those assets classified as held-for-sale as of September 30, 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Discontinued operations:
Revenues from rental property	$2,464	$1,818	22,709	4,862
Rental property expenses	(936)	(584)	(7,095)	(1,822)
Depreciation and amortization	(939)	(217)	(8,851)	(707)
Interest expense	(971)	(21)	(5,890)	(88)
(Loss)/income from other real estate investments	(99)	(39)	1,868	60
Other expense, net	(489)	(14)	(1,079)	(71)
(Loss)/income from discontinued operating properties, before income taxes	(970)	943	1,662	2,234
Loss on operating properties held for sale/sold, before income taxes	(4)	-	(4)	-
Impairment of property carrying value	(333)	-	(3,755)	(13,300)
Gain on disposition of operating properties, before income taxes	1,704	18	1,704	575
Benefit/(provision) for income taxes	30	28	(63)	(350)
Income/(loss) from discontinued operating properties	427	989	(456)	(10,841)
Net loss/(income) attributable to noncontrolling interests	37	(15)	(60)	(104)
Income/(loss) from discontinued operations attributable to the Company	$464	$974	(516)	(10,945)

During the nine months ended September 30, 2010, the Company classified as held-for-sale 12 operating properties comprising approximately 0.5 million square feet of GLA.  The book value of each of these properties aggregated approximately $40.5 million, net of accumulated depreciation of $11.9 million. The Company recognized impairment charges of approximately $3.8 million, before income tax benefit, on four of these properties. The individual book value of the eight remaining properties did not exceed each of their estimated fair values less costs to sell. The Company’s determination of the fair value of the 12 properties, aggregating approximately $66.1 million, is based upon executed contracts of sale with third parties.  The Company completed the sale of five of these properties during the nine months ended September 30, 2010.  The remaining properties held for sale aggregating approximately $14.9 million, net of accumulated depreciation of $0.9 million, are included in Other Assets on the Company’s Condensed Consolidated Balance Sheets.

4.

Ground-Up Development

The Company is engaged in ground-up development projects which consist of (i) U.S. ground-up development projects which will be held as long-term investments by the Company and (ii) various ground-up development projects located in Latin America for long-term investment. During 2009, the Company changed its merchant building business strategy from a sale upon completion strategy to a long-term hold strategy. Those properties previously considered merchant building have been either placed in service as long-term investment properties or included in U.S. ground-up development projects. The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of September 30, 2010, the Company had in progress a total of nine ground-up development projects, consisting of (i) five ground-up development projects located throughout Mexico, (ii) two U.S. ground-up development projects, (iii) one ground-up development project located in Chile, and (iv) one ground-up development project located in Brazil.

During the nine months ended September 30, 2010, the Company expended approximately $11.8 million to purchase the noncontrolling partnership interests in four of its former merchant building projects.  Since there was no change in control as a result of these transactions, the purchase of the additional partnership interest resulted in an adjustment to the Company’s Paid-in capital of approximately $8.0 million.

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

During the nine months ended September 30, 2010, KimPru recognized impairment charges of approximately $139.7 million relating to 17 properties that were classified as held-for-sale where the aggregate net book value of the properties exceeded the aggregate estimated selling price. The Company had previously taken other-than-temporary impairment charges on its investment in KimPru and had allocated these impairment charges to the underlying assets of the KimPru joint ventures including a portion to these operating properties. As a result, the Company’s share of the $139.7 million impairment loss was approximately $11.5 million which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Operations.  All 17 of these properties were sold during the nine months ended September 30, 2010 and are included in the sales discussion below.

In addition to the impairment charges above, KimPru recognized impairment charges during the nine months ended September 30, 2010 of approximately $13.9 million, based on estimated sales prices for seven properties that were classified as held-for-sale.  The Company’s share of this impairment charge was approximately $2.1 million excluding an income tax benefit of approximately $0.8 million.  The $2.1 million impairment charge is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Operations.

During the nine months ended September 30, 2010, KimPru sold 25 operating properties, comprised of (i) 22 operating properties sold to four new joint ventures, in four separate transactions, in which the Company holds noncontrolling interests for an aggregate sales price of approximately $535.9 million, including the assignment of an aggregate $464.6 million of individual non-recourse mortgage debt encumbering 17 of the properties which bear interest at 5.45% and are scheduled to mature in 2016 and (ii) three operating properties, sold in separate transactions, for an aggregate sales price of approximately $19.4 million. As a result of the impairment charges recorded on these properties, discussed above, there was no gain or loss recognized in connection with these transactions. Additionally, during the nine months ended September 30, 2010, KimPru sold its interest in a joint venture which owns an operating property to the Company for a sales price of approximately $8.6 million which resulted in a gain of approximately $1.6 million. Proceeds from these sales were used to repay a portion of the outstanding balance on KimPru’s term loan facility described above.

During the nine months ended September 30, 2010, KimPru repaid three maturing non-recourse mortgages aggregating approximately $39.5 million, which bore interest at 7.75%.

Additionally, the Company holds a 15% noncontrolling interest in an additional joint venture with PREI, (“KimPru II”) and accounts for this investment under the equity method of accounting.  The Company manages the portfolio and earns acquisition fees, leasing commissions, property management fees and construction management fees.

During the nine months ended September 30, 2010, KimPru II sold an operating property, located in Pittsburgh, PA to the Company through the assumption and modification of the mortgage debt encumbering the property.  The property had a net book basis of approximately $32.2 million and non-recourse mortgage debt of approximately $22.7 million which bore interest at 5.54% and was scheduled to mature in 2016.  As a result of this transaction, KimPru II recognized an impairment charge of approximately $10.1 million. The Company had previously taken an other-than-temporary impairment charge on its investment in KimPru II and had allocated this impairment charge to the underlying assets of the KimPru II joint venture including a portion to this operating property. As a result, the Company’s share of the $10.1 million impairment loss is approximately $1.3 million, excluding an income tax benefit of approximately $0.5 million and is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Operations.

In addition to the impairment charge above, KimPru II recognized impairment charges during the nine months ended September 30, 2010, aggregating approximately $13.8 million for two properties that were classified as held-for-sale. KimPru II’s determination of the fair value for each of these properties, aggregating approximately $27.4 million, was based upon executed contracts of sale with third parties. The Company’s share of the $13.8 million impairment loss is approximately $1.9 million, excluding an income tax benefit of approximately $0.8 million and is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Operations.

As of September 30, 2010, the KimPru and KimPru II portfolios were comprised of a total of 69 shopping center properties aggregating approximately 11.8 million square feet of GLA located in 11 states.

Kimco Income Operating Partnership, L.P.  (“KIR”) -

The Company holds a 45% noncontrolling limited partnership interest in KIR and accounts for its investment under the equity method of accounting.  KIR has a master management agreement with the Company whereby the Company performs services for fees relating to the management, operation, supervision and maintenance of the joint venture properties.

During the nine months ended September 30, 2010, KIR disposed of an operating property for a sales price of approximately $14.9 million. This sale resulted in a gain of approximately $5.7 million of which the Company’s share was approximately $2.6 million.

During the nine months ended September 30, 2010, KIR (i) obtained three new non-recourse mortgages on three properties, which were previously unencumbered, aggregating approximately $30.4 million which bear interest at rates ranging from 5.31% to 7.25%, and have maturity dates ranging from 2015 to 2017, (ii) refinanced approximately $50.9 million of individual non-recourse mortgage debt on four properties which bore interest at rates ranging from 8.08% to 8.52% and were scheduled to mature during 2010, with four new mortgages aggregating approximately $57.7 million which bear interest at rates ranging from 5.53% to 7.25% and have maturity dates ranging from 2015 to 2020, (iii) repaid two non-recourse mortgages on two properties aggregating $18.5 million which were scheduled to mature in 2010 and (iv) extended its $30.0 million unsecured revolving credit facility to April 2012, with a one-year extension option at an adjusted interest rate of LIBOR plus 4.00% (4.26% as of September 30, 2010).  As of September 30, 2010, there was no outstanding balance under this credit facility.

During the nine months ended September 30, 2010, KIR recognized an impairment charge relating to one operating property and one out parcel aggregating approximately $6.7 million. The Company’s share of these impairment charges was approximately $3.0 million, which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Operations.

During August 2010, a third party mortgage lender foreclosed on an operating property which was the subject of a KIR impairment charge in 2009. As a result of this foreclosure, KIR recognized a gain on early extinguishment of debt of approximately $4.3 million. The Company’s share of this gain was approximately $2.0 million which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Operations.

As of September 30, 2010, the KIR portfolio was comprised of 59 operating properties aggregating 12.6 million square feet of GLA located in 18 states.

Other Real Estate Joint Ventures -

During the nine months ended September 30, 2010, other real estate joint venture transactions included the acquisition of 22 operating properties from two existing joint ventures in which the Company holds noncontrolling interests and seven operating properties from the Company’s consolidated portfolio by five newly formed joint ventures in which the Company has noncontrolling interests and the acquisition of one operating property through a new joint venture in which the Company has a noncontrolling interest for an aggregate purchase price of approximately $990.6 million, including the assumption of approximately $636.0 million of non-recourse mortgage debt encumbering 21 of the properties.  The mortgage debt bears interest at rates ranging from LIBOR plus 1.45% (1.71% at September 30, 2010) to 7.7% and maturities ranging from 2012 to 2016.  The Company accounts for its investment in these joint ventures under the equity method of accounting.  The Company’s aggregate investment resulting from these transactions was approximately $186.2 million.  Details of these transactions are as follows (in millions):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt	Total
3 properties (1)	Various	Mar-10	$5.5	$80.2	$85.7
Silverdale (1)	Silverdale,WA	Apr -10	2.0	24.0	26.0
5 properties (2)	Various	Apr -10	209.4	159.9	369.3
2 properties (2)	Various, CA	May-10	68.8	-	68.8
13 properties (1)	Various	June-10	33.9	360.4	394.3
5 properties (1)	Various	July -10	29.9	-	29.9
1000 Island Mall	Ontario, Canada	Sept-10	5.1	11.5	16.6
			$354.6	$636.0	$990.6

(1) These operating properties were acquired from the KimPru joint venture in which the Company holds a 15% noncontrolling interest.

(2) These operating properties were acquired from the Company.

During the nine months ended September 30, 2010, a joint venture in which the Company holds a 50% noncontrolling interest sold an operating property for a sales price of approximately $9.6 million. Additionally, the Company sold its noncontrolling interest in a joint venture investment to its partner for approximately $2.0 million. These sales resulted in an aggregate gain to the Company of approximately $1.9 million which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Operations.

Additionally, during the nine months ended September 30, 2010, the Company, in separate transactions, amended two of its Canadian preferred equity investment agreements to restructure the investments as pari passu joint ventures in which the Company holds noncontrolling interests. These investments hold retail operating properties which are encumbered by an aggregate Canadian denominated (“CAD”) $187.4 million (approximately USD $181.9 million) in mortgage debt which bear interest at rates ranging from Canadian LIBOR plus 4.0% (4.26% at September 30, 2010) to 6.15% and have scheduled maturities ranging from 2011 to 2014. As a result of these transactions, the Company continues to account for its aggregate net investment of CAD $76.6 million (approximately USD $74.3 million) in these joint ventures under the equity method of accounting and includes these investments in Investments and advances to real estate joint ventures within the Company’s Condensed Consolidated Balance Sheets (see footnote 6).

In addition, during the nine months ended September 30, 2010 four joint venture investments in which the Company holds noncontrolling interests (i) obtained six new individual non-recourse mortgages aggregating approximately $47.7 million with interest rates ranging from 5.54% to 6.8% and maturity dates ranging from 2011 to 2020 and (ii) refinanced an aggregate of approximately $32.1 million in individual non-recourse mortgages which bore interest at rates ranging from LIBOR plus 1.25% (1.51% as of September 30, 2010) to 8.01% with an aggregate of approximately $37.6 million in new individual non-recourse mortgage debt. These new mortgages have interest rates ranging from 4.53% to 6.62% and maturities ranging from 2013 to 2020.

The Company’s maximum exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments.  Generally such investments contain operating properties and the Company has determined these entities do not contain the characteristics of a VIE.  As of September 30, 2010, the Company’s carrying value in these investments approximated $1.3 billion.

6.

Other Real Estate Investments

Preferred Equity Capital -

The Company maintains a preferred equity program, which provides capital to developers and owners of real estate.  As of September 30, 2010, the Company’s net investment under the preferred equity program was approximately $417.0 million relating to 587 properties, including 401 net leased properties.  During the nine months ended September 30, 2010, the Company earned approximately $28.3 million from its preferred equity investments, including $6.5 million in profit participation earned from seven capital transactions.

Included in the capital transactions described above for the nine months ended September 30, 2010, was the sale of 50% of the Company’s preferred equity investment in a retail operating property for approximately CAD $31.9 million (approximately USD $31.0 million).  In connection with this sale the Company (i) recognized profit participation of approximately CAD $1.7 million (approximately USD $1.6 million) and (ii) amended its preferred equity agreement to restructure the investment as a pari passu joint venture investment.  Additionally, during the nine months ended September 30, 2010, the Company amended its preferred equity agreement to restructure another Canadian investment that holds investments in 12 retail properties as a pari passu joint venture investment.  As a result of the amendments made to these preferred equity agreements, the Company continues to account for both of these investments under the equity method of accounting and includes these investments in Investments and advances to real estate joint ventures within the Company’s Condensed Consolidated Balance Sheets (see footnote 5).

During the nine months ended September 30, 2010, the Company recognized an impairment charge of approximately $3.8 million against the carrying value of its preferred equity investment in an operating property located in Tucson, AZ based on its estimated sales price. During the nine months ended September 30, 2010, the Company acquired the remaining ownership interest in this operating property for a purchase price of approximately $90.0 million, including the assumption of $81.0 million in non-recourse mortgage debt, which bears interest at a rate of 6.08% and is scheduled to mature in 2016.  During August 2010, this property was fully disposed of (see footnote 2).

Additionally, during the nine months ended September 30, 2010, the Company recognized an impairment charge of approximately $0.5 million against the carrying value of its preferred equity investment in an operating property located in Euless, TX based on its estimated sales price. During the nine months ended September 30, 2010, the Company sold its ownership interest in this operating property for a sales price of approximately $0.3 million.

Other -

During the nine months ended September 30, 2010, the Company recognized an other-than-temporary impairment charge of approximately $1.6 million against the carrying value of an investment which owns an operating property located in Manchester, NH. The Company determined the fair value of its investment based on an estimated sales price of the operating property.

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

During the nine months ended September 30, 2010, the Company sold its remaining portion of its participation in a mortgage receivable, at par, for approximately $1.7 million to an unaffiliated third party.  No gain or loss was recognized in connection with this transaction.

Additionally, during the nine months ended September 30, 2010, the Company received an aggregate of approximately $22.5 million in loan repayments, at their respective contractual amounts, on three mortgage receivables which had maturity dates ranging from April 2010 to May 2015.

During the nine months ended September 30, 2009, the Company recognized an impairment charge of approximately $0.7 million, against the carrying value of a mortgage receivable that was in default.  This impairment charge reflects a decrease in the estimated fair value of the underlying collateral.  This impairment charge is reflected in Impairments - Marketable equity securities and other investments on the Company’s Condensed Consolidated Statements of Operations.

8.

Variable Interest Entities

Consolidated Operating Properties

Included within the Company’s consolidated operating properties at September 30, 2010 are six consolidated entities that are VIEs and for which the Company is the primary beneficiary.   All of these entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the voting rights of the equity investors is not proportional to their obligation to absorb expected losses or receive the expected residual returns of the entity and substantially all of the entity's activities are conducted on behalf of the investor which has disproportionately fewer voting rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

At September 30, 2010, total assets of these VIEs were approximately $120.3 million and total liabilities were approximately $23.1 million, including $13.9 million of non-recourse mortgage debt.  The classification of these assets is primarily within real estate and the classification of liabilities is primarily within mortgages payable and noncontrolling interests in the Company’s Condensed Consolidated Balance Sheets.

The majority of the operations of these VIEs are funded with cash flows generated from the properties.  One of the VIEs is encumbered by third party non-recourse mortgage debt of approximately $13.9 million.  The Company has not provided financial support to any of these VIEs that it was not previously contractually required to provide, which consists primarily of funding any capital expenditures, including tenant improvements, which are deemed necessary to continue to operate the entity and any operating cash shortfalls that the entity may experience.

Consolidated Ground-Up Development Projects

Included within the Company’s ground-up development projects at September 30, 2010 are four consolidated entities that are VIEs and for which the Company is the primary beneficiary. These entities were established to develop real estate property to hold as long-term investments.  The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

At September 30, 2010, total assets of these ground-up development VIEs were approximately $232.1 million and total liabilities were approximately $3.1 million. The classification of these assets is primarily within real estate under development and the classification of liabilities is primarily within accounts payable and accrued expenses in the Company’s Condensed Consolidated Balance Sheets.

Substantially all of the projected development costs to be funded for these ground-up development VIEs, aggregating approximately $39.0 million, will be funded with capital contributions from the Company and by the outside partners, when contractually obligated.  The Company has not provided financial support to the VIE that it was not previously contractually required to provide.

Unconsolidated Ground-Up Development

Also included within the Company’s ground-up development projects at September 30, 2010, is an unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support.  The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of this VIE based on the fact that Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest in this VIE.

The Company’s aggregate investment in this VIE was approximately $33.1 million as of September 30, 2010, which is included in Real estate under development in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $33.1 million, which primarily represents the Company’s current investment and estimated future funding commitments.  The Company has not provided financial support to this VIE that it was not previously contractually required to provide.  All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

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

The Company’s aggregate investment in these preferred equity VIEs was approximately $3.6 million as of September 30, 2010, which is included in Other real estate investments in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be $8.1 million, which primarily represents the Company’s current investment and estimated future funding commitments.  One of these entities is encumbered by third party debt of approximately $10.9 million. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.  All future costs of development will be funded with capital contributions from the Company and the outside partners in accordance with their respective ownership percentages.

9.

Marketable Securities and Other Investments

During the nine months ended September 30, 2010, the Company received approximately $5.9 million in proceeds from the sale of certain marketable securities which resulted in gross realizable gains of approximately $1.7 million.

During the nine months ended September 30, 2010, the Company acquired an additional $10 million Australian denominated (“AUD”) (approximately $9.3 million USD) of convertible notes issued by a subsidiary of Valad Property Group (“Valad”), a publicly traded Australian company listed on the Australian stock exchange.  In accordance with the FASB’s Derivative and Hedging guidance, the Company has bifurcated the conversion option within the Valad convertible note , which was valued at AUD $0.5 million (approximately USD $0.5M), and has separately accounted for this option as an embedded derivative.  Similar to  the AUD $190 million Valad convertible notes that the Company currently owns, these notes are guaranteed by Valad and bear interest at 9.5% payable semi-annually in arrears.  The notes are repayable after February 2013 with an option for Valad to extend up to 18 months, subject to certain interest rate and conversion price resets.  The notes are convertible any time into publicly traded Valad securities at a price of AUD$1.33.

At September 30, 2010, the Company’s investment in marketable securities was approximately $236.9 million which includes an aggregate unrealized gain of approximately $8.7 million relating to marketable equity security investments and an unrealized loss of approximately $3.9 million relating to the Company’s investment in Valad convertible notes.  The Company does not have the intent and does not believe it will be required to sell the Valad notes before their anticipated recovery and fully expects to recover the entire cost basis.

During the nine months ended September 30, 2010, the Company recorded impairment charges of approximately $0.5 million due to the decline in value of a marketable security that was deemed to be other-than-temporary.

The Company will continue to assess declines in value of its marketable securities on an ongoing basis.  Based on these assessments, the Company may determine that a decline in value for one or more of its investments may be other-than-temporary and would therefore write-down its cost basis accordingly.

10.

Notes Payable

During the nine months ended September 30, 2010, the Company issued $300.0 million of unsecured Medium Term Notes (“MTNs”) which bear interest at a rate of 4.30% and are scheduled to mature on February 1, 2018.  Proceeds from these MTNs were used to repay (i) the Company’s $100.0 million 5.304% MTNs which were scheduled to mature in February 2011 and (ii) the Company’s $150.0 million 7.95% MTNs which were scheduled to mature in April 2011. The remaining proceeds were used for general corporate purposes. In connection with the optional make-whole provisions relating to the prepayment of these notes, the Company incurred early extinguishment of debt charges aggregating approximately $6.5 million.

During April 2010, the Company issued $150.0 million CAD unsecured notes to a group of private investors at a rate of 5.99% scheduled to mature on April 13, 2018.  Proceeds from these notes were used to repay the Company’s CAD $150.0 million 4.45% Series 1 unsecured notes which matured in April 2010.

Additionally, during the nine months ended September 30, 2010, the Company repaid (i) the remaining $46.5 million balance on its 4.62% MTNs, which matured in May 2010 and (ii) its $25.0 million 7.30% MTNs, which matured in September 2010.

11.

Mortgages Payable

During the nine months ended September 30, 2010, the Company (i) assumed approximately $95.7 million of individual non-recourse mortgage debt relating to the acquisition of three operating properties, including a decrease of approximately $3.8 million associated with fair value debt adjustments, (ii) assigned approximately $159.9 million in non-recourse mortgage debt encumbering three operating properties that were sold to newly formed joint ventures in which the Company has noncontrolling interests, (iii) assigned approximately $81.0 million of non-recourse mortgage debt encumbering an operating property that was sold to a third party and (iv) paid off approximately $194.5 million of mortgage debt that encumbered eight operating properties.  In connection with the repayment of five of these mortgages, the Company incurred early extinguishment of debt charges aggregating approximately $4.3 million.

Mortgages payable, collateralized by certain shopping center properties and related tenants' leases, are generally due in monthly installments of principal and/or interest which mature at various dates through 2031. Interest rates range from approximately LIBOR (0.26% as of September 30, 2010) to 9.75% (weighted-average interest rate of 5.37% as of September 30, 2010).  The scheduled principal payments (excluding any extension options available to the Company) of all mortgages payable, excluding net unamortized fair value debt adjustments of approximately $2.7 million, as of September 30, 2010, were approximately as follows (in millions): 2010, $5.8; 2011, $55.9; 2012, $209.5; 2013, $92.4; 2014, $246.5; and thereafter, $403.1.

12.

Construction Loans

During the nine months ended September 30, 2010, the Company fully repaid two construction loans aggregating approximately $30.2 million and obtained a new 25-year construction loan on a development project located in Chile with a total loan commitment of $38.6 million and bears interest at 10 year-BCU, as defined, plus 2.87% with a floor of 5.22%. As of September 30, 2010, total loan commitments on the Company’s three construction loans aggregated approximately $72.8 million of which approximately $29.5 million has been funded. These loans have scheduled maturities ranging from 2012 to 2035 and bear interest at rates ranging from LIBOR plus 1.90% (2.16% at September 30, 2010) to 5.22%.  These construction loans are collateralized by the respective projects and associated tenants’ leases.

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

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the nine months ended September 30, 2010 and September 30, 2009 (amounts in thousands):

	2010	2009
Balance at January 1,	$100,304	$115,853
Unit redemptions	(5,209)	(13,889)
Fair market value amortization	3	(537)
Other	(69)	(99)
Balance at September 30,	$95,029	$101,328

During the nine months ended September 30, 2010, the Company redeemed all of PL Retail LLC’s outstanding shares of its 6.82% Series 1 Cumulative Redeemable Preferred Stock and all of its Series A1 shares for a total redemption amount of approximately $50.8 million including accrued interest of $0.7 million. These shares were assumed by the Company in connection with the acquisition of the remaining 85% interest in PL Retail LLC during November 2009.

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

	September 30, 2010		December 31, 2009
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Marketable Securities	$236,930	$233,596	$209,593	$204,006
Notes Payable	$2,992,051	$3,209,594	$3,000,303	$3,099,139
Mortgages Payable	$1,015,917	$1,130,264	$1,388,259	$1,377,224
Construction Loans Payable	$29,509	$30,459	$45,821	$44,725
Mandatorily Redeemable Noncontrolling Interests (termination dates ranging from 2019 – 2027)	$2,682	$5,507	$2,768	$5,256

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

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at September 30, 2010	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$25,755	$25,755	$-	$-
Convertible notes	$168,229	$-	$168,229	$-
Conversion option	$10,070	$-	$10,070	$-
Liabilities:
Interest rate swaps	$1,116	$-	$1,116	$-

	Balance at December 31, 2009	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$25,812	$25,812	$-	$-
Convertible notes	$140,281	$-	$140,281	$-
Conversion option	$9,095	$-	$9,095	$-
Liabilities:
Interest rate swaps	$150	$-	$150	$-

Assets measured at fair value on a non-recurring basis at September 30, 2010 and December 31, 2009 are as follows (in thousands):

	Balance at September 30, 2010	Level 1	Level 2	Level 3
Assets:
Real estate	$10,513	$-	$-	$10,513
Other real estate investments	$2,921	$-	$-	$2,921
Mortgages and other financing receivables	$1,405	$-	$-	$1,405

	Balance at December 31, 2009	Level 1	Level 2	Level 3
Assets:
Investments and advances in real estate joint ventures	$177,037	$-	$-	$177,037
Real estate under development/ redevelopment	$89,939	$-	$-	$89,939
Other real estate investments	$43,383	$-	$-	$43,383

During the nine months ended September 30, 2010, the Company recognized impairment charges of approximately $12.8 million relating to adjustments to property carrying values, investments in other real estate investments and marketable securities and other investments.  The Company’s estimated fair values relating to these impairment assessments were primarily based upon estimated sales prices. Based on these inputs the Company determined that its valuation in these investments was classified within Level 3 of the fair value hierarchy.

During the nine months ended September 30, 2009, the Company recognized impairment charges of approximately $119.6 million relating to adjustments to property carrying values, investments in other real estate joint investments and investments in real estate joint ventures.  The Company’s estimated fair values relating to these impairment assessments were based upon discounted cash flow models that included all estimated cash inflows and outflows over a specified holding period and where applicable, any estimated debt premiums. These cash flows were comprised of unobservable inputs which included contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the respective properties.  Based on these inputs the Company determined that its valuation in these investments was classified within Level 3 of the fair value hierarchy.

15. Preferred Stock

During August 2010, the Company issued 7,000,000 Depositary Shares (the "Class H Depositary Shares"), each representing a one-hundredth fractional interest in a share of the Company's 6.90% Class H Cumulative Redeemable Preferred Stock, $1.00 par value per share (the "Class H Preferred Stock"). Dividends on the Class H Depositary Shares are cumulative and payable quarterly in arrears at the rate of 6.90% per annum based on the $25.00 per share initial offering price, or $1.725 per annum.  The Class H Depositary Shares are redeemable, in whole or part, for cash on or after August 30, 2015, at the option of the Company, at a redemption price of $25.00 per depositary share, plus any accrued and unpaid dividends thereon.  The Class H Depositary Shares are not convertible or exchangeable for any other property or securities of the Company.  The net proceeds received from this offering of approximately $169.2 million were used primarily to repay mortgage loans in the aggregate principal amount of approximately $150 million and for general corporate purposes (see footnote 11).

The Class H Preferred Stock (represented by the Class H Depositary Shares outstanding) ranks pari passu with the Company’s Class F Preferred Stock and the Company’s Class G Preferred Stock. As to any matter on which the Class H Preferred Stock may vote, including any action by written consent, each share of Class H Preferred Stock shall be entitled to 100 votes, each of which 100 votes may be directed separately by the holder thereof.  With respect to each share of Preferred Stock, the holder thereof may designate up to 100 proxies, with each such proxy having the right to vote a whole number of votes (totaling 100 votes per share of Class H Preferred Stock). As a result, each Class H Depositary Share is entitled to one vote.  In the event of any liquidation, dissolution or winding up of the affairs of the Company, the Preferred Stock holders are entitled to be paid, out of the assets of the Company legally available for distribution to its stockholders, a liquidation preference of $2,500.00 Class H Preferred per share ($25.00 per Class H Depositary Share), plus an amount equal to any accrued and unpaid dividends to the date of payment, before any distribution of assets is made to holders of the Company’s common stock or any other capital stock that ranks junior to the Preferred Stock as to liquidation rights.

16.

Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the nine months ended September 30, 2010 and 2009 (in thousands):

	2010	2009
Acquisition of real estate interests by assumption of mortgage debt	$13,170	$-
Disposition of real estate through the issuance of an unsecured obligation	$-	$1,366
Disposition of real estate interest by assignment of mortgage debt	$81,000	$-
Issuance of restricted common stock	$5,070	$3,415
Investment in real estate joint ventures by contribution of properties and assignment of debt	$149,034	$-
Consolidation of Joint Ventures:
Increase in real estate and other assets	$97,643	$47,368
Increase in mortgage payables	$83,212	$35,104
Declaration of dividends paid in succeeding period	$77,812	$34,425

17.

Incentive Plans

The Company maintains two equity participation plans, the Second Amended and Restated 1998 Equity Participation Plan (the “Prior Plan”) and the 2010 Equity Participation Plan (the “2010 Plan”) (collectively, the “Plans”).  The Prior Plan provides for a maximum of 47,000,000 shares of the Company’s common stock to be issued for qualified and non-qualified options and restricted stock grants.  The 2010 Plan provides for a maximum of 5,000,000 shares of the Company’s common stock to be issued for qualified and non-qualified options, restricted stock, performance awards and other awards, plus the number of shares of common stock which are or become available for issuance under the Prior Plan and which are not thereafter issued under the Prior Plan, subject to certain conditions.  Unless otherwise determined by the Board of Directors at its sole discretion, options granted under the Plans generally vest ratably over a range of three to five years, expire ten years from the date of grant and are exercisable at the market price on the date of grant.  Restricted stock grants generally vest (i) 100% on the fourth or fifth anniversary of the grant, (ii) ratably over four years or (iii) over three years at 50% after two years and 50% after the third year.  Performance share awards may provide a right to receive shares of restricted stock based on the Company’s performance relative to its peers, as defined, or based on other performance criteria as determined by the Board of Directors.  In addition, the Plans provide for the granting of certain options and restricted stock to each of the Company’s non-employee directors (the “Independent Directors”) and permits such Independent Directors to elect to receive deferred stock awards in lieu of directors’ fees.

The Company recognized expenses associated with its equity awards of approximately $11.3 million and $10.4 million for the nine months ended September 30, 2010 and 2009, respectively.  The $10.4 million expense for the nine months ended September 30, 2009, includes incremental expense related to the modification of stock awards in connection with severance costs associated with the terminations of employees during the nine months ended September 30, 2009.  As of September 30, 2010, the Company had approximately $27.7 million of total unrecognized compensation cost related to unvested stock compensation granted under the Company’s Plan.  That cost is expected to be recognized over a weighted average period of approximately two years.

  18.

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

The Company’s deferred tax assets and liabilities at September 30, 2010 and December 31, 2009, were as follows (in thousands):

	September 30, 2010	December 31, 2009
Deferred tax assets:
Tax/GAAP basis differences	$61,013	$72,023
Net operating losses	59,066	55,613
Tax credit carryforwards	13,413	6,319
Valuation allowance	(33,783)	(33,783)
Total deferred tax assets	99,709	100,172
Deferred tax liabilities	(13,689)	(13,833)
Net deferred tax assets	$86,020	$86,339

Deferred tax assets and deferred tax liabilities are included in the captions Other assets and Other liabilities on the accompanying Condensed Consolidated Balance Sheets.  As of September 30, 2010, the Company had total deferred tax assets of approximately $99.7 million. This total deferred tax asset includes approximately $10.2 million for the tax effect of net operating losses, after the impact of a valuation allowance of $33.8 million, relating to FNC, a consolidated entity in which the Company has a 56.6% ownership interest. The partial valuation allowance on the FNC deferred tax asset primarily results from current projected taxable income, being more likely than not, insufficient to utilize the full amount of the deferred tax asset. The remaining deferred tax asset of approximately $89.5 million primarily relates to KRS and consists primarily of differences in the timing of the recognition of income/(loss) between the GAAP and tax basis of accounting for (i) real estate assets (ii) real estate joint ventures, (iii) other real estate investments, (iv) other deductible temporary differences and (v) timing differences related to asset impairment charges recorded for book purposes but not yet recognized for tax purposes.

As of September 30, 2010, the Company had determined that no additional valuation allowance was needed against the $89.5 million remaining deferred tax asset associated with KRS. This was based upon the Company’s projected future income within KRS which utilized assumptions for core earnings and reductions in interest expense due to debt maturities and recapitalization of certain intercompany loans the Company has with KRS. As a result of this projection, the Company has determined that it is more likely than not that sufficient future taxable income will be generated to fully realize the $89.5 million deferred tax asset. If future income projections do not occur as forecasted or the Company incurs additional significant impairment losses, the Company will reevaluate the need for an additional valuation allowance.

19.

Pro Forma Financial Information

As discussed in Note 3, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the nine months ended September 30, 2010. The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Operations for the nine months ended September 30, 2010 and 2009, adjusted to give effect to these transactions at the beginning of each year.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations.  (Amounts presented in millions, except per share figures.)

	Nine Months ended September 30,
	2010	2009

Revenues from rental property	$639.2	$577.0
Net income/(loss)	$125.7	$(37.3)
Net income/(loss) attributable to the Company’s common shareholders	$79.9	$(82.6)
Net income/(loss) attributable to the Company’s common shareholders per common share:
Basic	$0.20	$(0.24)
Diluted	$0.20	$(0.24)

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”), together with other statements and information publicly disseminated by the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to, the risk factors discussed in Part II, Item 1A included in this Quarterly Report and in our Annual Report on Form 10-K/A for the year ended December 31, 2009, and (i) general adverse economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms, (iv) the Company’s ability to raise capital by selling its assets, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates and foreign currency exchange rates, (vii) the availability of suitable acquisition opportunities, (viii) valuation of joint venture investments, (ix) valuation of marketable securities and other investments, (x) increases in operating costs, (xi) changes in the dividend policy for the Company’s common stock, (xii) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure by multiple tenants to occupy their premises in a shopping center, (xiii) impairment charges and (xiv) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity.  Accordingly, there is no assurance that the Company’s expectations will be realized.

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.  These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers.  As of September 30, 2010, the Company owned interests in 1,454 properties, comprising 150 million square feet of gross leasable area (“GLA”) located in 45 states, Puerto Rico, Canada, Mexico and South America.

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

The Company’s vision is to be the premier owner and operator of retail shopping centers with its core business operations focusing on owning and operating neighborhood and community shopping centers through equity investments in North America.  This vision will entail a shift away from certain non-strategic assets that the Company currently holds. These investments include non-retail preferred equity investments, marketable securities, mortgages on non-retail properties, non-retail investments and several urban mixed-use properties.  The Company’s plan is to sell certain non-strategic assets and investments realizing that the sale of these assets will be over a period of time given the current market conditions. If the Company accepts sales prices for these non-strategic assets which are less than these assets’ net carrying values, the Company would be required to take impairment charges.  In order to execute the Company’s vision, the Company’s strategy is to continue to strengthen its balance sheet by pursuing deleveraging efforts, providing it the necessary flexibility to invest opportunistically and selectively, primarily focusing on neighborhood and community shopping centers.  In addition, the Company continues to be dedicated to building its institutional management business by forming joint ventures with high quality domestic and foreign institutional partners for the purpose of investing in neighborhood and community shopping centers.

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. The credit environment continues to improve and the Company continues to pursue opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks.  The Company has noticed a recent trend that although pricing and loan-to-value ratios remain dependent on specific deal terms, generally spreads for non-recourse mortgage financing are compressing and loan-to-values are gradually increasing from levels a year ago.  The unsecured debt markets are functioning well and credit spreads have decreased dramatically from a year ago.  The Company continues to assess 2010 and beyond to ensure the Company is prepared if credit market conditions deteriorate.

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

Results of Operations

Comparison of the three months ended September 30, 2010 to 2009

	Three Months Ended
	September 30,		Increase/
	2010	2009	(Decrease)	% change
	(amounts in millions)
Revenues from rental property (1)	$210.5	$190.1	$20.4	10.7%
Rental property expenses: (2)
Rent	$3.5	$3.6	$(0.1)	(2.8%)
Real estate taxes	30.2	28.6	1.6	5.6%
Operating and maintenance	28.0	25.4	2.6	10.2%
	$61.7	$57.6	$4.1	7.1%
Depreciation and amortization (3)	$60.9	$55.4	$5.5	9.9%

Comparison of the nine months ended September 30, 2010 to 2009

	Nine Months Ended
	September 30,		Increase/
	2010	2009	(Decrease)	% change
	(amounts in millions)
Revenues from rental property (1)	$635.0	$570.3	$64.7	11.3%
Rental property expenses: (2)
Rent	$10.8	$10.2	$0.6	5.9%
Real estate taxes	89.6	79.9	9.7	12.1%
Operating and maintenance	88.1	80.1	8.0	10.0%
	$188.5	$170.2	$18.3	10.8%
Depreciation and amortization (3)	$176.2	$167.3	$8.9	5.3%

(1)  Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2010 and 2009, providing incremental revenues for the three and nine months ended September 30, 2010 of $20.4 million and $60.6 million, respectively, as compared to the corresponding periods in 2009 and (ii) an overall increase in the consolidated shopping center portfolio occupancy to 91.7% at September 30, 2010, as compared to 91.3% at September 30, 2009 and the completion of certain development and redevelopment projects and tenant buyouts providing incremental revenues of approximately $0.5 million and $7.0 million for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009, which was partially offset by (iii) a decrease in revenues of approximately $0.5 million and $2.9 million for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009, primarily resulting from the partial sale of certain properties during 2010 and 2009.

(2) Rental property expenses increased for the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009, primarily due to (i) operating property acquisitions during 2010 and 2009 and (ii) the placement of certain development properties into service, which resulted in lower capitalization of carry costs.

(3) Depreciation and amortization increased for the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009, primarily due to (i) operating property acquisitions during 2010 and 2009, (ii) the placement of certain development properties into service and (iii) tenant vacates, partially offset by operating property dispositions during 2010 and 2009.

Mortgage and other financing income decreased approximately $1.3 million and $4.1 million for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009.  These decreases are primarily due to a decrease in interest income as a result of pay-downs and dispositions of mortgage receivables during 2010 and 2009.

Management and other fee income decreased approximately $1.1 million  for the three months ended September 30, 2010, as compared to the corresponding period in 2009. This decrease is primarily due to a decrease in other transaction related fees of approximately $0.4 million, recognized during 2009 as compared to 2010 and a decrease in property management fees from PL Retail, due to the Company’s acquisition of the remaining 85% ownership interest resulting in the Company’s consolidation of PL Retail, of approximately $0.7 million for the three months ended September 30, 2010 as compared to the corresponding period in 2009.

Interest, dividends and other investment income decreased approximately $4.6 million to $4.6 million for the three months ended September 30, 2010, as compared to $9.2 million for the corresponding period in 2009.  This decrease is primarily due to (i) a decrease in realized gains of approximately $1.7 million resulting from the sale of certain marketable securities during the three months ended September 30, 2009 as compared to the corresponding period in 2010, (ii) a reduction in interest income of approximately $0.5 million due to repayments of notes in 2010 and 2009 and (iii) a decrease in other investments and dividend income of approximately $2.5 million during the three months ended September 30, 2010 as compared to the corresponding period in 2009. Interest, dividends and other investment income decreased approximately $6.6 million to $15.8 million for the nine months ended September 30, 2010, as compared to $22.5 million for the corresponding period in 2009. This decrease is primarily due to (i) a reduction in interest income of approximately $3.8 million due to the disposition of notes in 2009 and (ii) a decrease in dividend income of approximately $1.8 million primarily resulting from the sale of certain marketable securities during 2010 and 2009.

Other (expense)/income, net changed approximately $8.3 million to $3.9 million of expense for the three months ended September 30, 2010, as compared to $4.4 million of income for the three months ended September 30, 2009.  This change is primarily due to (i) a decrease in the fair value of an embedded derivative instrument of approximately $1.2 million relating to the convertible option of the Valad notes (ii) decreased gains from land sales of approximately $4.0 million and (iii) an increase in foreign withholding tax of approximately $1.7 million.  Other (expense)/income, net changed approximately $12.8 million to $12.3 million of expense for the nine months ended September 30, 2010, as compared to $0.5 million of income for the nine months ended September 30, 2009.  This change is primarily due to (i) a decrease in the fair value of an embedded derivative instrument of approximately $2.5 million relating to the convertible option of the Valad notes (ii) decreased gains from land sales of approximately $1.5 million, (iii) an increase in acquisition costs of approximately $0.4 million, (iv) a decrease in foreign currency conversion adjustments of approximately $1.1 million relating to a foreign investment which has a US dollar functional currency and (v) an increase in foreign withholding tax of approximately $6.4 million.

Interest expense increased approximately $3.3 million and $19.7 million for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009.  This increase is primarily due to higher outstanding levels of debt at higher interest rates during the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009.

During the nine months ended September 30, 2010, the Company incurred early extinguishment of debt charges aggregating approximately $10.8 million in connection with the optional make-whole provisions of notes that were repaid prior to maturity and prepayment penalties on five mortgages that the Company paid prior to their maturity.

Income from other real estate investments increased approximately $6.0 million and $5.8 million for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009.  These increases are primarily due to (i) an increase from the Company’s Preferred Equity Program of approximately $5.2 million and $6.1 million in income for the three and nine months ended September 30, 2010, respectively, including an increase of approximately $6.1 million and $5.6 million in profit participation earned from capital transactions for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009.

During the nine months ended September 30, 2010, the Company recognized impairment charges of approximately $12.3 million (approximately $3.8 million of which is included in discontinued operations) relating to adjustments to property carrying values, investments in other real estate investments and other investments.  The Company’s estimated fair values relating to these impairment assessments were based upon estimated sales prices.  Based on these inputs, the Company determined that its valuation in these investments was classified within Level 3 of the Financial Accounting Standards Board’s (the “FASB”) fair value hierarchy.

Additionally, during the nine months ended September 30, 2010, the Company recorded an impairment charge of approximately $0.5 million due to the decline in value of one marketable security that was deemed to be other-than-temporary.

During the nine months ended September 30, 2009, the Company recognized impairment charges of approximately $119.6 million (approximately $13.3 million of which is included in discontinued operations) relating to adjustments to property carrying values, investment in other real estate investments and investments in real estate joint ventures.  The Company’s estimated fair values relating to these impairment assessments were based upon discounted cash flow models that included all estimated cash inflows and outflows over a specified holding period and where applicable, any estimated debt premiums. These cash flows were comprised of unobservable inputs which include contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the respective properties.  Based on these inputs the Company determined that its valuation in these investments was classified within Level 3 of the FASB’s fair value hierarchy.

Additionally, during the nine months ended September 30, 2009, the Company recorded impairment charges of approximately $29.6 million due to the decline in value of certain marketable securities and other investments that were deemed to be other-than-temporary. Market value for the equity securities represents the closing price of each security as it appears on their respective stock exchange at the end of the period.

Benefit for income taxes increased approximately $4.1 million for the nine months ended September 30, 2010 as compared to the corresponding period in 2009.  This increase is primarily due to (i) an increase in the tax benefit of approximately $3.4 million resulting from impairment charges during the nine months ended September 30, 2010, as compared to the corresponding period in 2009, (ii) a decrease in income tax provision of approximately $1.9 million related to a decrease in other investment income during the nine months ended September 30, 2010, as compared to the corresponding period in 2009 and (iii) a decrease in income tax provision of approximately $1.8 million related primarily to a decrease in gains on sale of land during the nine months ended September 30, 2010, as compared to the corresponding periods in 2009, partially offset by a decrease in the tax benefit of approximately $3.3 million resulting from a decrease in interest expense for the Company’s taxable REIT subsidiaries during the nine months ended September 30, 2010, as compared to the corresponding period in 2009.

Equity in income of real estate joint ventures, net increased approximately $5.1 million to approximately $14.1 million for the three months ended September 30, 2010, as compared to approximately $9.0 million for the corresponding period in 2009.  This increase is primarily the result of a (i) decrease in impairment charges of approximately $1.3 million resulting from fewer impairment charges recognized against certain joint venture properties during 2010, as compared to the corresponding period in 2009 (ii) an increase in gains on sales of approximately $1.9 million for the three months ended September 30, 2010, as compared to the corresponding period in 2009 and (iii) an increase in equity in income of approximately $2.0 million from the Company’s joint venture investments in Canada primarily resulting from the amendment and restructuring of two retail property preferred equity investments into two pari passu joint venture investments during the three months ended September 30, 2010.  Equity in income of real estate joint ventures, net increased $31.4 million to approximately $34.7 million for the nine months ended September 30, 2010, as compared to approximately $3.3 million for the corresponding period in 2009.  This increase is primarily the result of a (i) decrease in impairment charges of approximately $10.6 million resulting from fewer impairment charges recognized against certain joint venture properties during 2010 as compared to the corresponding period in 2009, (ii) an increase in income related to the recognition of approximately $8.0 million in income resulting from cash distributions received in excess of the Company’s carrying value of its investment in an unconsolidated limited liability partnership for the nine months ended September 30, 2010, (iii) an increase in equity in income of approximately $4.6 million from the Company’s joint venture investments in Canada partially resulting from the amendment and restructuring of two retail property preferred equity investments into two pari passu joint venture investments during the nine months ended September 30, 2010, (iv) an increase in equity in income of approximately $1.1 million from the Company’s joint venture investments in Mexico primarily resulting from lease-up activities at properties that were placed into service and (v) the recognition of approximately $7.0 million of equity in income from the Albertson’s joint venture during the nine months ended September 30, 2010, as compared to $3.1 million of equity in income recognized during the nine months ended September 30, 2009, primarily resulting from the sale of a distribution center in the joint venture.

During the nine months ended September 30, 2010, the Company (i) sold seven operating properties, which were previously consolidated, to two new joint ventures in which the Company holds noncontrolling equity interests for an aggregate sales price of approximately $438.1 million including the assignment of $159.9 million of non-recourse mortgage debt encumbering three of the properties and (ii) disposed of, in separate transactions, four operating properties for an aggregate sales price of approximately $96.8 million including the assignment of $81.0 million of non-recourse mortgage debt encumbering one of the properties.  These transactions resulted in an aggregate gain of approximately $4.1 million.

Additionally, during the nine months ended September 30, 2010, the Company disposed of (i) three properties, in separate transactions, for an aggregate sales price of approximately $23.8 million and (ii) a property from a consolidated joint venture in which the Company had a preferred equity investment for a sales price of approximately $6.8 million.  These transactions resulted in an aggregate profit participation of approximately $2.0 million, before income tax of approximately $0.4 million.  This profit participation has been recorded as Income from other real estate investments and is reflected in Income from discontinued operating properties, net of tax in the Company’s Condensed Consolidated Statements of Operations.

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

Net income attributable to the Company for the three months ended September 30, 2010, was approximately $30.3 million as compared to $40.1 million for the three months ended September 30, 2009.  On a diluted per share basis, net income attributable to the Company was $0.04 for the three month period ended September 30, 2010, as compared to $0.07 for the three month period ended September 30, 2009.  These changes were primarily attributable to (i) the recognition of approximately $10.8 million in early extinguishment of debt charges, (ii) a decrease in other income, primarily due to decreased gains from land sales of approximately $4.1 million, partially offset by (iii) additional incremental earnings due to the acquisitions of operating properties during 2010 and 2009 and (iv) an increase in Income from other real estate investments of approximately $6.0 million for the three month period ended September 30, 2010 as compared to the corresponding period in 2009. Conversely, net income attributable to the Company for the nine months ended September 30, 2010 was $105.8 million as compared to a net loss attributable to the Company of $(56.1) million for the nine months ended September 30, 2009.  On a diluted per share basis, net income attributable to the Company was $0.17 for the nine month period ended September 30, 2010, as compared to net loss attributable to the Company of $(0.27) for the nine month period ended September 30, 2009.  These changes are primarily attributable to (i) a decrease in impairment charges of approximately $136.3 million during the nine months ended September 30, 2010 as compared to the corresponding period in 2009, (ii) an overall net increase in Equity in income of joint ventures primarily due to a decrease in impairment charges of $10.6 million during the nine months ended September 30, 2010, as compared to the corresponding period in 2009, (iii) an increase in Income from other real estate investments primarily due to an increase of approximately $6.1 million from the Company’s Preferred Equity program, (iv) additional incremental earnings due to the acquisitions of operating properties during 2010 and 2009, partially offset by (v) the recognition of approximately $10.8 million in early extinguishment of debt charges.

Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base.  At September 30, 2010, the Company’s five largest tenants were The Home Depot, TJX Companies, Wal-Mart, Sears Holdings and Kohl’s, which represented approximately 3.1%, 2.7%, 2.5%, 2.3% and 1.6%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, when available, mortgage and construction loan financing and immediate access to unsecured revolving credit facilities with aggregate bank commitments of approximately $1.7 billion.

The Company’s cash flow activities are summarized as follows (in millions):

	Nine Months Ended September 30,
	2010	2009
Net cash flow provided by operating activities	$358.2	$321.9
Net cash flow provided by/(used for) investing activities	$74.1	$(55.0)
Net cash flow used for financing activities	$(396.2)	$(262.4)

Operating Activities

Cash flows provided by operating activities for the nine months ended September 30, 2010, were approximately $358.2 million, as compared to approximately $321.9 million for the comparable period in 2009.  The change of approximately $36.3 million is primarily attributable to (i) additional incremental earnings due to the acquisitions of operating properties during 2010 and 2009 and (ii) a decrease in prepaid income taxes of approximately $26.2 million during 2010 as compared to 2009 primarily from the Company’s receipt of a federal tax refund from its filing of carryback claims for its taxable REIT subsidiary, KRS.

The Company anticipates that cash on hand, borrowings under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Net cash flow provided by operating activities for the nine months ended September 30, 2010, was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2010 and 2009, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) distributions from the Company’s joint venture programs.

Investing Activities

Cash flows provided by investing activities for the nine months ended September 30, 2010, were approximately $74.1 million, as compared to cash flow used for investing activities of approximately $(55.0) million during the comparable period in 2009.  This change of approximately $129.1 million resulted primarily from (i) increases in proceeds from the sale of operating/development properties and (ii) decreases in the acquisition of and improvements to real estate under development partially offset by (iii) a decrease in proceeds from the sale of marketable securities, (iv) an increase in acquisitions of and improvements to operating real estate and (v) an increase in investments and advances to real estate joint ventures.

Acquisitions of and Improvements to Operating Real Estate -

During the nine months ended September 30, 2010, the Company expended approximately $105.1 million towards improvements to operating real estate including $33.7 million expended in connection with redevelopments and re-tenanting projects as described below.

The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace.  The Company anticipates its remaining capital commitment toward these and other redevelopment projects during 2010 will be approximately $5 million to $10 million.  The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving lines of credit.

Investments and Advances to Joint Ventures -

During the nine months ended September 30, 2010, the Company expended approximately $114.9 million for investments and advances to real estate joint ventures and received approximately $75.3 million from reimbursements of advances to real estate joint ventures.

Ground-up Development –

The Company is engaged in ground-up development projects which consist of (i) U.S. ground-up development projects which will be held as long-term investments by the Company and (ii) various ground-up development projects located in Latin America for long-term investment. During 2009, the Company changed its merchant building business strategy from a sale upon completion strategy to a long-term hold strategy. Those properties previously considered merchant building have been either placed in service as long-term investment properties or included in U.S. ground-up development projects. The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of September 30, 2010, the Company had in progress a total of nine ground-up development projects, consisting of (i) five ground-up development projects located throughout Mexico, (ii) two U.S. ground-up development projects, (iii) one ground-up development project located in Chile, and (iv) one ground-up development project located in Brazil.

During the nine months ended September 30, 2010, the Company expended approximately $34.0 million primarily in connection with construction costs relating to its ground-up development projects.  The Company anticipates its remaining capital commitment during 2010 toward these and other development projects will be approximately $5 million to $15 million.  The proceeds from unfunded construction loan commitments, operating cash flows and availability under the Company’s revolving lines of credit are expected to be sufficient to fund these anticipated capital requirements.

Dispositions -

During the nine months ended September 30, 2010, the Company received net proceeds of approximately $221.5 million relating to the sale of various operating properties.

Financing Activities

Cash flows used for financing activities for the nine months ended September 30, 2010, were approximately $396.2 million, as compared to approximately $262.4 million for the comparable period in 2009.  This change of approximately $133.8 million resulted primarily from (i) a decrease in proceeds from the issuance of stock of approximately $547.4 million, (ii) a decrease in proceeds from mortgage/construction loan financing of approximately $389.9 million, (iii) an increase in the repayment of unsecured term loan/notes of approximately $43.0 million, (iv) decreases in proceeds from issuance of unsecured term loans/notes of approximately $70.3 million and (v) an increase in the redemption of noncontrolling interests of approximately $56.5 million, partially offset by (vi) a decrease of approximately $725.2 million in net borrowings/repayments under the Company’s unsecured revolving credit facilities, (vii) an overall decrease in aggregate principal payments of approximately $173.7 million and (viii) a decrease in dividends paid of approximately $66.4 million.

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. The credit environment has improved and the Company continues to pursue opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks.  The Company has noticed a recent trend that although pricing and loan-to-value ratios remain dependent on specific deal terms, generally spreads for non-recourse mortgage financing are compressing and loan-to-values are gradually increasing from levels a year ago.  The unsecured debt markets are functioning well and credit spreads have decreased dramatically from a year ago.  The Company continues to assess 2010 and beyond to ensure the Company is prepared if the current credit market conditions deteriorate.

Debt maturities for the remainder of 2010 consist of: $81.5 million of unconsolidated joint venture debt and $183.9 million of debt on properties included in the Company’s preferred equity program, assuming the utilization of extension options where available.  These maturities are anticipated to be repaid through debt refinancing and partner capital contributions, as deemed appropriate.

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

Since the completion of the Company’s IPO in 1991, the Company has utilized the public debt and equity markets as its principal source of capital for its expansion needs. Since the IPO, the Company has completed additional offerings of its public unsecured debt and equity, raising in the aggregate over $7.9 billion.  Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in neighborhood and community shopping centers, funding ground-up development projects, expanding and improving properties in the portfolio and other investments.  These markets have experienced extreme volatility but have more recently stabilized.  As available, the Company will continue to access these markets. The Company was added to the S&P 500 Index in March 2006, an index containing the stock of 500 Large Cap corporations, most of which are U.S. corporations.

The Company has a $1.5 billion unsecured U.S. revolving credit facility (the "U.S. Credit Facility") with a group of banks, which was scheduled to expire in October 2011.  The Company has a one-year extension option related to the U.S. Credit Facility. During October 2010, this extension option was exercised and the U.S. Credit Facility is now scheduled to expire in October 2012. The U.S. Credit Facility has made available funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional management programs, (iii) development and redevelopment costs, and (iv) any short-term working capital requirements.  Interest on borrowings under the U.S. Credit Facility accrues at LIBOR plus 0.425% and fluctuates in accordance with changes in the Company’s senior debt ratings.  As part of this U.S. Credit Facility, the Company has a competitive bid option whereby the Company may auction up to $750.0 million of its requested borrowings to the bank group.  This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread.  A facility fee of 0.15% per annum is payable quarterly in arrears.  As part of the U.S. Credit Facility, the Company has a $200.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Pounds Sterling, Japanese Yen or Euros.  Pursuant to the terms of the U.S. Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt, and (ii) minimum interest and fixed coverage ratios.  As of September 30, 2010, there was approximately $145.0 million outstanding under this credit facility and approximately $18.6 million appropriated for letters of credit.

Pursuant to the terms of the U.S. Credit Facility, the Company, among other things, is subject to maintenance of various covenants.  The Company is not in violation of these covenants.  The financial covenants for the U.S. Credit Facility are as follows:

Covenant	Must Be	As of 9/30/10
Total Indebtedness to Gross Asset Value(“GAV”)	<60%	45%
Total Priority Indebtedness to GAV	<35%	11%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	2.99x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	1.93x
Limitation of Investments, Loans and Advances	<30% of GAV	19% of GAV

For a full description of the U.S. Credit Facility’s covenants refer to the Credit Agreement dated as of October 25, 2007 filed in the Company’s Current Report on Form 8-K dated October 25, 2007.

The Company also has a Canadian denominated (“CAD”) $250.0 million unsecured credit facility with a group of banks.  This facility bears interest at the CDOR Rate, as defined, plus 0.425%, subject to change in accordance with the Company’s senior debt and was scheduled to expire in March 2011.  The Company has a one-year extension option related to this facility.  During September 2010, this extension option was exercised and the credit facility is now scheduled to expire in March 2012.  Proceeds from this facility are used for general corporate purposes, including the funding of Canadian denominated investments. As of September 30, 2010, there was no outstanding balance under this credit facility.  There is approximately CAD $67.4 million (approximately USD $65.4 million) appropriated for letters of credit at September 30, 2010.  The Canadian facility covenants are the same as the U.S. Credit Facility covenants described above.

During August 2009, the Company became obligated to issue a letter of credit for approximately CAD $66.0 million (approximately USD $64.0 million) relating to a tax assessment dispute with the Canada Revenue Agency (“CRA”).  The letter of credit has been issued under the Company’s CAD $250 million credit facility referred to above. The dispute is in regard to three of the Company’s wholly-owned subsidiaries which hold a 50% co-ownership interest in Canadian real estate. However, applicable Canadian law requires that a non-resident corporation post sufficient collateral to cover a claim for taxes assessed.  As such, the Company issued its letter of credit as required by the governing law. The Company strongly believes that it has a justifiable defense against the dispute which will release the Company from any and all liability.

During March 2008, the Company obtained a MXP 1.0 billion term loan, which bears interest at a fixed rate of 8.58% and is scheduled to mature in March 2013.  The Company utilized proceeds from this term loan to fully repay the outstanding balance of its MXP 500.0 million unsecured revolving credit facility, which was terminated by the Company.  Remaining proceeds from this term loan were used for funding MXP denominated investments.  As of September 30, 2010, the outstanding balance on this term loan was MXP 1.0 billion (approximately USD $80.0 million).  The Mexican term loan covenants are the same as the U.S. and Canadian Credit Facilities covenants described above.

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

The Company’s supplemental indenture governing its medium term notes and senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 9/30/10
Consolidated Indebtedness to Total Assets	<60%	39%
Consolidated Secured Indebtedness to Total Assets	<40%	9%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	3.0x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.8x

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

During the nine months ended September 30, 2010, the Company issued $300.0 million of unsecured Medium Term Notes (“MTNs”) which bear interest at a rate of 4.30% and are scheduled to mature on February 1, 2018.  Proceeds from these MTNs were used to repay (i) the Company’s $100.0 million 5.304% MTNs which were scheduled to mature in February 2011 and (ii) the Company’s $150.0 million 7.95% MTNs which were scheduled to mature in April 2011. The remaining proceeds were used for general corporate purposes. In connection with the optional make-whole provisions relating to the prepayment of these notes, the Company incurred early extinguishment of debt charges aggregating approximately $6.5 million

During April 2010, the Company issued $150.0 million CAD (approximately USD $141.1 million) unsecured notes to a group of private investors at a rate of 5.99% scheduled to mature on April 13, 2018.  Proceeds from these notes were used to repay the Company’s CAD $150.0 million 4.45% Series 1 unsecured notes which matured in April 2010.

Additionally, during the nine months ended September 30, 2010, the Company repaid (i) the remaining $46.5 million balance on its 4.62% MTNs, which matured in May 2010 and (ii) its $25.0 million 7.30% MTNs, which matured in September 2010.

During the nine months ended September 30, 2010, the Company (i) assumed approximately $95.7 million of individual non-recourse mortgage debt relating to the acquisition of three operating properties, including a decrease of approximately $3.8 million associated with fair value debt adjustments, (ii) assigned approximately $159.9 million in non-recourse mortgage debt encumbering three operating properties that were sold to newly formed joint ventures in which the Company has noncontrolling interests, (iii) assigned approximately $81.0 million of non-recourse mortgage debt encumbering an operating property that was sold to a third party and (iv) paid off approximately $194.5 million of mortgage debt that encumbered eight operating properties.  In connection with the repayment of five of these mortgages, the Company incurred early extinguishment of debt charges aggregating approximately $4.3 million.

During April 2009, the Company filed a shelf registration statement on Form S-3ASR, which is effective for a term of three years, for the future unlimited offerings, from time-to-time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants.

During August 2010, the Company issued 7,000,000 Depositary Shares (the "Class H Depositary Shares"), each representing a one-hundredth fractional interest in a share of the Company's 6.90% Class H Cumulative Redeemable Preferred Stock, $1.00 par value per share (the "Class H Preferred Stock"). Dividends on the Class H Depositary Shares are cumulative and payable quarterly in arrears at the rate of 6.90% per annum based on the $25.00 per share initial offering price, or $1.725 per annum.  The Class H Depositary Shares are redeemable, in whole or part, for cash on or after August 30, 2015, at the option of the Company, at a redemption price of $25.00 per depositary share, plus any accrued and unpaid dividends thereon.  The Class H Depositary Shares are not convertible or exchangeable for any other property or securities of the Company.  The net proceeds received from this offering of approximately $169.2 million were used primarily to repay mortgage loans in the aggregate principal amount of approximately $150 million and for general corporate purposes.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects.  As of September 30, 2010, the Company had over 425 unencumbered property interests in its portfolio.

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as they monitor sources of capital and evaluate the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for the nine months ended September 30, 2010 and 2009 were $230.2 million and $296.6 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly.  Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.  On November 2, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per common share payable to shareholders of record on January 3, 2011.  This dividend will be paid on January 18, 2011.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk and fluctuations in foreign currency exchange rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of September 30, 2010, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instruments’ actual cash flows are denominated in U.S. dollars, Canadian dollars, Mexican pesos  and Chilean pesos as indicated by geographic description ($ in USD equivalent in millions).

	2010	2011	2012	2013	2014	2015+	Total	Fair Value
U.S. Dollar Denominated
Secured Debt
Fixed Rate	$ -	$ 7.7	$ 126.1	$ 80.5	$ 199.7	$ 480.7	$ 894.7	$ 1,003.6
Average Interest Rate	-	6.46%	6.26%	6.20%	6.44%	6.84%	6.61%
Variable Rate	$ -	$ 27.5	$ 80.6	$ 2.9	$ 20.7	$ 7.4	$ 139.1	$ 144.7
Average Interest Rate	-	3.10%	3.94%	5.00%	2.16%	1.42%	3.40%

Unsecured Debt
Fixed Rate	$ -	$ 88.0	$ 215.9	$ 275.9	$ 295.2	$ 1,541.0	$ 2,416.0	$ 2,605.1
Average Interest Rate	-	4.82%	6.00%	5.42%	5.22%	5.58%	5.53%
Variable Rate	$ -	$ 147.6	$ 8.7	$ -	$ -	$ -	$ 156.3	$ 147.7
Average Interest Rate	-	0.76%	5.50%	-	-	-	1.02%

Canadian Dollar Denominated
Unsecured Debt	$ -	$ -	$ -	$ 194.2	$ -	$ 145.6	$ 339.8	$ 377.3
Fixed Rate	-	-	-	5.18%	-	5.99%	5.53%
Average Interest Rate

Mexican Pesos Denominated
Unsecured Debt	$ -	$ -	$ -	$ 80.0	$ -	$ -	$ 80.0	$ 79.5
Fixed Rate	-	-	-	8.58%	-	-	8.58%
Average Interest Rate

Chilean Pesos Denominated
Secured Debt	$ -	$ -	$ -	$ -	$ -	$ 11.6	$ 11.6	$ 12.4
Variable Rate	-	-	-	-	-	5.22%	5.22%
Average Interest Rate

Based on the Company’s variable-rate debt balances, interest expense would have increased by approximately $2.3 million for the nine months ended September 30, 2010 if short-term interest rates were 1% higher.

As of September 30, 2010, the Company had (i) Canadian investments totaling CAD $421.6 million (approximately USD $409.4 million) comprised of real estate joint venture investments and marketable securities, (ii) Mexican real estate and real estate joint venture investments of approximately MXP 8.7 billion (approximately USD $691.5 million), (iii) Chilean real estate joint venture investments of approximately 15.2 billion Chilean Pesos (approximately USD $31.3 million), (iv) Peruvian real estate investments of approximately 7.1 million Peruvian Nuevo Sol (approximately USD $2.5 million), (v) Brazilian real estate investments of approximately 54.2 million Brazilian Reals (“BRL”) (approximately USD $32 million) and (vi) Australian investments in marketable securities of approximately AUD 203.2 million (approximately USD $197.1 million).  The foreign currency exchange risk has been partially mitigated through the use of local currency denominated debt.

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  As of September 30, 2010, the Company has no other material exposure to market risk.

Item 4.

Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2009.

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

101.INS   XBRL Instance Document

101.SCH  XBRL Taxonomy Extension Schema

101.CAL  XBRL Taxonomy Extension Calculation Linkbase

101.DEF  XBRL Taxonomy Extension Definition Linkbase

101.LAB  XBRL Taxonomy Extension Label Linkbase

101.PRE  XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMCO REALTY CORPORATION

November 5, 2010	/s/ David B. Henry
(Date)	David B. Henry
Chief Executive Officer

November 5, 2010	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer