Form 10-K
period 2010-12-31
KIMCO REALTY CORP
filed 2011-02-28
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

(Address of principal executive offices     Zip Code)

(516) 869-9000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share.	New York Stock Exchange

Depositary Shares, each representing one-tenth of a share of 6.65% Class F Cumulative Redeemable Preferred Stock, par value $1.00 per share.	New York Stock Exchange

Depositary Shares, each representing one-hundredth of a share of 7.75% Class G Cumulative Redeemable Preferred Stock, par value $1.00 per share.	New York Stock Exchange

Depositary Shares, each representing one-hundredth of a share of 6.90% Class H Cumulative Redeemable Preferred Stock, par value $1.00 per share.	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer,” “accelerated filer," and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a small reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $5.5 billion based upon the closing price on the New York Stock Exchange for such equity on June 30, 2010.

 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

406,429,488 shares as of February 16, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders expected to be held on May 4, 2011.

Index to Exhibits begins on page 37.

TABLE OF CONTENTS

Item No.		Form 10-K Report Page
	PART I

1.	Business	3

1A.	Risk Factors	5

1B.	Unresolved Staff Comments	11

2.	Properties	11

3.	Legal Proceedings	12

4.	(Removed and Reserved)	12

	PART II

5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13

6.	Selected Financial Data	14

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

7A.	Quantitative and Qualitative Disclosures About Market Risk	32

8.	Financial Statements and Supplementary Data	33

9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	33

9A.	Controls and Procedures	34

9B.	Other Information	34

	PART III

10.	Directors, Executive Officers and Corporate Governance	35

11.	Executive Compensation	35

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	35

13.	Certain Relationships and Related Transactions, and Director Independence	35

14.	Principal Accounting Fees and Services	35

	PART IV

15.	Exhibits Financial Statement Schedules	36

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, together with other statements and information publicly disseminated by Kimco Realty Corporation (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect actual results, performances or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to (i) general adverse economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms, (iv) the Company’s ability to raise capital by selling its assets, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates and foreign currency exchange rates, (vii) the availability of suitable acquisition opportunities, (viii) valuation of joint venture investments, (ix) valuation of marketable securities and other investments, (x) increases in operating costs, (xi) changes in the dividend policy for the Company’s common stock, (xii) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure by multiple tenants to occupy their premises in a shopping center, (xiii) impairment charges, (xiv) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity and the risks and uncertainties identified under Item 1A, “Risk Factors” and elsewhere in this Form 10-K.  Accordingly, there is no assurance that the Company’s expectations will be realized.

PART I

Item 1.  Business

Background

Kimco Realty Corporation, a Maryland corporation, is one of the nation's largest owners and operators of neighborhood and community shopping centers.  The terms "Kimco," the "Company," "we," "our" and "us" each refer to Kimco Realty Corporation and our subsidiaries unless the context indicates otherwise.  The Company is a self-administered real estate investment trust ("REIT") and has owned and operated neighborhood and community shopping centers for more than 50 years.  The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of December 31, 2010, the Company had interests in 951 shopping center properties (the “Combined Shopping Center Portfolio”) aggregating 138.0 million square feet of gross leasable area (“GLA”) and 906 other property interests, primarily through the Company’s preferred equity investments, other real estate investments and non-retail properties, totaling approximately 34.4 million square feet of GLA, for a grand total of 1,857 properties aggregating 172.4 million square feet of GLA, located in 44 states, Puerto Rico, Canada, Mexico, Chile, Brazil and Peru. The Company’s ownership interests in real estate consist of its consolidated portfolio and in portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.  The Company believes its portfolio of neighborhood and community shopping center properties is the largest (measured by GLA) currently held by any publicly traded REIT.

The Company's executive offices are located at 3333 New Hyde Park Road, New Hyde Park, New York 11042-0020 and its telephone number is (516) 869-9000.  Nearly all operating functions, including leasing, legal, construction, data processing, maintenance, finance and accounting are administered by the Company from its executive offices in New Hyde Park, New York and supported by the Company’s regional offices.  As of December 31, 2010, a total of 687 persons are employed by the Company.

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

The Company began operations through its predecessor, The Kimco Corporation, which was organized in 1966 upon the contribution of several shopping center properties owned by its principal stockholders.  In 1973, these principals formed the

Company as a Delaware corporation, and, in 1985, the operations of The Kimco Corporation were merged into the Company. The Company completed its initial public stock offering (the "IPO") in November 1991, and, commencing with its taxable year which began January 1, 1992, elected to qualify as a REIT in accordance with Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code").  If, as the Company believes, it is organized and operates in such a manner so as to qualify and remain qualified as a REIT under the Code, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code.  In 1994, the Company reorganized as a Maryland corporation.  In March 2006, the Company was added to the S & P 500 Index, an index containing the stock of 500 Large

Cap companies, most of which are U.S. corporations.  The Company's common stock, Class F Depositary Shares, Class G Depositary Shares and Class H Depositary Shares are traded on the New York Stock Exchange (“NYSE”) under the trading symbols “KIM”, “KIMprF”, “KIMprG” and “KIMprH”, respectively.

The Company’s initial growth resulted primarily from ground-up development and the construction of shopping centers.  Subsequently, the Company revised its growth strategy to focus on the acquisition of existing shopping centers and continued its expansion across the nation.  The Company implemented its investment real estate management format through the establishment of various institutional joint venture programs in which the Company has noncontrolling interests.  The Company earns management fees, acquisition fees, disposition fees and promoted interests based on value creation.  The Company continued its geographic expansion with investments in Canada, Mexico, Chile, Brazil and Peru.  The Company’s revenues and equity in income from its foreign investments are as follows (in millions):

	2010	2009	2008
Revenues (consolidated):
Mexico	$35.4	$23.4	$20.3
South America	$ 3.8	$ 1.5	$ 0.4

Equity in income (unconsolidated joint ventures):
Canada	$26.5	$25.1	$41.8
Mexico	$12.0	$ 7.0	$17.1
South America	$ 0.1	$ 0.4	$ 0.2

The Company, through its taxable REIT subsidiaries (“TRS”), as permitted by the Tax Relief Extension Act of 1999, has been engaged in various retail real estate related opportunities, including (i) ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) retail real estate management and disposition services, which primarily focused on leasing and disposition strategies for real estate property interests of both healthy and distressed retailers and (iii) acting as an agent or principal in connection with tax-deferred exchange transactions.  The Company may consider other investments through taxable REIT subsidiaries should suitable opportunities arise.

In addition, the Company has capitalized on its established expertise in retail real estate by establishing other ventures in which the Company owns a smaller equity interest and provides management, leasing and operational support for those properties. The Company has also provided preferred equity capital in the past to real estate entrepreneurs and, from time to time, provides real estate capital and management services to both healthy and distressed retailers.  The Company has also made selective investments in secondary market opportunities where a security or other investment is, in management’s judgment, priced below the value of the underlying assets, however these investments are subject to volatility within the equity and debt markets.

Operating and Investment Strategy

The Company’s vision is to be the premier owner and operator of shopping centers with its core business operations focusing on owning and operating neighborhood and community shopping centers through investments in North America.  This vision will entail a shift away from non-retail assets that the Company currently holds. These investments include non-retail preferred equity investments, marketable securities, mortgages on non-retail properties and several urban mixed-use properties.  The Company’s plan is to sell certain non-retail assets and investments.  In addition, the Company continues to be committed to broadening its institutional management business by forming joint ventures with high quality domestic and foreign institutional partners for the purpose of investing in neighborhood and community shopping centers.

The Company's investment objective is to increase cash flow, current income and, consequently, the value of its existing portfolio of properties and to seek continued growth through (i) the retail re-tenanting, renovation and expansion of its existing centers and (ii) the selective acquisition of established income-producing real estate properties and properties requiring significant re-tenanting and redevelopment, primarily in neighborhood and community shopping centers in geographic regions in which the Company presently operates.  The Company may consider investments in other real estate sectors and in geographic markets where it does not presently operate should suitable opportunities arise.

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

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base.  As of December 31, 2010, no single neighborhood and community shopping center accounted for more than 0.8% of the Company's annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest, or more than 1.0% of the Company’s total shopping center GLA.  At December 31, 2010, the Company’s five largest tenants were The Home Depot, TJX Companies, Wal-Mart, Sears Holdings and Best Buy which represented approximately 3.0%, 2.8%, 2.4%, 2.3% and 1.6%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

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

We have elected to be taxed as a REIT for federal income tax purposes under the Code.  We believe we have operated so as to qualify as a REIT under the Code and believe that our current organization and method of operation comply with the rules and regulations promulgated under the Code to enable us to continue to qualify as a REIT.  However, there can be no assurance that we have qualified or will continue to qualify as a REIT for federal income tax purposes.

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

In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets and a requirement that at least 95% of our gross income in any year must be derived from qualifying sources, such as “rents from real property.” Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains.  Furthermore, we own a direct or indirect interest in certain subsidiary REITs which elected to be taxed as REITs for federal income tax purposes under the Code. Provided that each subsidiary REIT qualifies as a REIT, our interest in such subsidiary REIT will be treated as a qualifying real estate asset for purposes of the REIT asset tests. To qualify as a REIT, the subsidiary REIT must independently satisfy all of the REIT qualification requirements. The failure of a subsidiary REIT to fail to qualify as a REIT, could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus our ability to qualify as a REIT.

If we lose our REIT status, we will face serious tax consequences that will substantially reduce the funds available to pay dividends to stockholders for each of the years involved because:

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

As a result of all these factors, our failure to qualify as a REIT could also impair our ability to expand our business, raise capital and could materially adversely affect the value of our securities.

To maintain our REIT status, we may be forced to borrow funds on a short-term basis during unfavorable market conditions.

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, excluding capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. While historically we have satisfied these distribution requirements by making cash distributions to our stockholders, a REIT is permitted to satisfy these requirements by making distributions of cash or other property, including, in limited circumstances, its own stock. Assuming we continue to satisfy these distributions requirements with cash, we may need to borrow funds to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

Adverse global market and economic conditions may impede our ability to generate sufficient income to pay expenses and maintain our properties.

The economic performance and value of our properties is subject to all of the risks associated with owning and operating real estate including:

•

changes in the national, regional and local economic climate;

•

local conditions, including an oversupply of, or a reduction in demand for, space in properties like those that we own;

•

the attractiveness of our properties to tenants;

•

the ability of tenants to pay rent, particularly anchor tenants with leases in multiple locations;

•

tenants who may declare bankruptcy and/or close stores;

•

competition from other available properties to attract and retain tenants;

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

Competition may limit our ability to purchase new properties, generate sufficient income from tenants and may decrease the occupancy and rental rates for our properties.

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

•

ongoing consolidation in the retail sector; and

•

the excess amount of retail space in a number of markets.

In addition, numerous commercial developers and real estate companies compete with us in seeking tenants for our existing properties and properties for acquisition. New regional malls, open-air lifestyle centers, or other retail shopping centers with more convenient locations or better rents may attract tenants or cause them to seek more favorable lease terms at or prior to renewal. Retailers at our properties may face increasing competition from other retailers, e-commerce, outlet malls, discount shopping clubs, catalog companies, direct mail, telemarketing and home shopping networks, all of which could (i) reduce rents payable to us; (ii) reduce our ability to attract and retain tenants at our properties; and (iii) lead to increased vacancy rates at our properties. We may fail to anticipate the effects on our properties of changes in consumer buying practices, particularly of sales over the Internet and the resulting retailing practices and space needs of our tenants or a general downturn in our tenants’ businesses, which may cause tenants to close stores or default in payment of rent.

Our performance depends on our ability to collect rent from tenants, our tenants’ financial condition and our tenants maintaining leases for our properties.

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

We may acquire or develop properties or acquire other real estate related companies when we believe that an acquisition or development is consistent with our business strategies. We may not succeed in consummating desired acquisitions or in completing developments on time or within budget. When we do pursue a project or acquisition, we may not succeed in leasing newly developed or acquired properties at rents sufficient to cover the costs of acquisition or development and operations. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention. Acquisitions or developments in new markets or industries where we do not have the same level of market knowledge may result in poorer than anticipated performance. We may also abandon acquisition or development opportunities that management has begun pursuing and consequently fail to recover expenses already incurred and have devoted management’s time to a matter not consummated. Furthermore, our acquisitions of new properties or companies will expose us to the liabilities of those properties or companies, some of which we may not be aware of at the time of the acquisition.  In addition, development of our existing properties presents similar risks.

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

We have invested in some cases as a co-venturer or partner in properties instead of owning directly.  In these investments, we do not have exclusive control over the development, financing, leasing, management and other aspects of these investments. As a result, the co-venturer or partner might have interests or goals that are inconsistent with ours, take action contrary to our interests or otherwise impede our objectives. These investments involve risks and uncertainties, including the risk of the co-venturer or partner failing to provide capital and fulfilling its obligations, which may result in certain liabilities to us for guarantees and other commitments, the risk of conflicts arising between us and our partners and the difficulty of managing and resolving such conflicts, and the difficulty of managing or otherwise monitoring such business arrangements.  The co-venturer or partner also might become insolvent or bankrupt, which may result in significant losses to us.

Although our joint venture arrangements may allow us to share risks with our joint-venture partners, these arrangements may also decrease our ability to manage risk.  Joint ventures have additional risks, such as:

•

potentially inferior financial capacity, diverging business goals and strategies and our need for the venture partner’s continued cooperation;

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

We intend to sell many of our non-retail assets over the next several years and may not be able to recover our investments, which may result in significant losses to us.

No assurance can be given that we will be able to recover the current carrying amount of all of our non-retail properties and investments and those of our unconsolidated joint ventures in the future. Our failure to do so would require us to recognize impairment charges for the period in which we reached that conclusion, which could materially and adversely affect us.

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

We can predict neither the impact of laws and regulations affecting our international operations nor the potential that we may face regulatory sanctions.

Our international operations are subject to a variety of U.S. and foreign laws and regulations, including the U.S. Foreign Corrupt Practices Act, or FCPA. We cannot assure you that we will continue to be found to be operating in compliance with, or be able to detect violations of, any such laws or regulations. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject, the manner in which existing laws might be administered or interpreted, or the potential that we may face regulatory sanctions.

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

We may in the future choose to pay dividends in our own stock.

We may distribute taxable dividends that are partially payable in cash and partially payable in our stock. Under IRS guidance, up to 90% of any such taxable dividend with respect to calendar years 2008 through 2011, and in some cases declared as late as December 31, 2012, could be payable in our stock if certain conditions are met. Although we reserve the right to utilize this procedure in the future, we currently do not intend to do so. In the event that we pay a portion of a dividend in shares of our common stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our accumulated earnings and profits for United States federal income tax purposes. As a result, taxable U.S. stockholders would be required to pay tax on the entire amount of the dividend, including the portion paid in shares of common stock, in which case such stockholders might have to pay the tax using cash from other sources. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividend, including all or a portion of such dividend that is payable in stock.  In addition, if a significant number of our stockholders sell shares of our common stock in order to pay taxes owed on dividends, such sales would put downward pressure on the market price of our common stock.

We may change the dividend policy for our common stock in the future.

The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our Board of Directors and will depend on our earnings, operating cash flows, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our indebtedness including preferred stock, the annual distribution requirements under the REIT provisions of the Code, state law and such other factors as our Board of Directors deems relevant. Any change in our dividend policy could have a material adverse effect on the market price of our common stock.

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

We may be subject to liability under environmental laws, ordinances and regulations.

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

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

Real Estate Portfolio. As of December 31, 2010, the Company had interests in 951 shopping center properties (the “Combined Shopping Center Portfolio“) aggregating 138.0 million square feet of gross leasable area (“GLA”) and 906 other property interests, primarily through the Company’s preferred equity investments, other real estate investments and non-retail properties, totaling approximately 34.4 million square feet of GLA, for a grand total of 1,857 properties aggregating 172.4 million square feet of GLA, located in 44 states, Puerto Rico, Canada, Mexico and South America.  The Company’s portfolio includes noncontrolling interests.  Neighborhood and community shopping centers comprise the primary focus of the Company's current portfolio.  As of December 31, 2010, the Company’s Combined Shopping Center Portfolio was approximately 93.0% leased.

The Company's neighborhood and community shopping center properties, which are generally owned and operated through subsidiaries or joint ventures, had an average size of approximately 137,000 square feet as of December 31, 2010.  The Company generally retains its shopping centers for long-term investment and consequently pursues a program of regular physical maintenance together with major renovations and refurbishing to preserve and increase the value of its properties. This includes renovating existing facades, installing uniform signage, resurfacing parking lots and enhancing parking lot lighting.  During 2010, the Company capitalized approximately $14.4 million in connection with these property improvements and expensed to operations approximately $25.3 million.

The Company's neighborhood and community shopping centers are usually "anchored" by a national or regional discount department store, supermarket or drugstore.  As one of the original participants in the growth of the shopping center industry and one of the nation's largest owners and operators of shopping centers, the Company has established close relationships with a large number of major national and regional retailers.  Some of the major national and regional companies that are tenants in the Company's shopping center properties include The Home Depot, TJX Companies, Wal-Mart, Sears Holdings, Kohl’s, Costco, Best Buy and Royal Ahold.

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

Approximately 20.2% of the Company's leases also contain provisions requiring the payment of additional rent calculated as a percentage of tenants’ gross sales above predetermined thresholds.  Percentage rents accounted for less than 1% of the Company's revenues from rental property for the year ended December 31, 2010.  Additionally, a majority of the Company’s leases have provisions requiring contractual rent increases as well as escalation clauses.  Such escalation clauses often include increases based upon changes in the consumer price index or similar inflation indices.

Minimum base rental revenues and operating expense reimbursements accounted for approximately 99% of the Company's total revenues from rental property for the year ended December 31, 2010.  The Company's management believes that the base rent per leased square foot for many of the Company's existing leases is generally lower than the prevailing market-rate base rents in the geographic regions where the Company operates, reflecting the potential for future growth.

As of December 31, 2010, the Company’s consolidated portfolio, comprised of 59.7 million square feet of GLA, was 91.9% leased. For the period January 1, 2010 to December 31, 2010, the Company increased the average base rent per leased square foot in its U.S. consolidated portfolio of neighborhood and community shopping centers from $11.13 to $11.20, an increase of $0.07.  This increase primarily consists of (i) a $0.07 increase relating to acquisitions, as well as development properties placed into service, (ii) a $0.01 increase relating to new leases signed net of leases vacated and rent step-ups within the portfolio, partially offset by (iii) a $0.01 decrease relating to dispositions or the transfer of properties to various joint venture entities. For the period January 1, 2010 to December 31, 2010, the Company increased the average base rent per leased square foot in its Mexican consolidated portfolio of neighborhood and community shopping centers from $11.69 to $12.03, an increase of $0.34 primarily due to an increase in new leases signed net of leases vacated and rent step-ups within the portfolio.

The Company's management believes its experience in the real estate industry and its relationships with numerous national and regional tenants gives it an advantage in an industry where ownership is fragmented among a large number of property owners.

Ground-Leased Properties.  The Company has interests in 48 consolidated shopping center properties and interests in 21 shopping center properties in unconsolidated joint ventures that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company (or an affiliated joint venture) to construct and/or operate a shopping center.  The Company or the joint venture pays rent for the use of the land and generally is responsible for all costs and expenses associated with the building and improvements.  At the end of these long-term leases, unless extended, the land together with all improvements revert to the landowner.

More specific information with respect to each of the Company's property interests is set forth in Exhibit 99.1, which is incorporated herein by reference.

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

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information  The following sets forth the common stock offerings completed by the Company during the three-year period ended December 31, 2010.  The Company’s common stock  was sold for cash at the following offering price per share:

Offering Date	Offering Price
September 2008	$37.10
April 2009	$7.10
December 2009	$12.50

The table below sets forth, for the quarterly periods indicated, the high and low sales prices per share reported on the NYSE Composite Tape and declared dividends per share for the Company’s common stock.  The Company’s common stock is traded on the NYSE under the trading symbol "KIM".

	Stock Price
Period	High	Low	Dividends
2009:
First Quarter	$20.90	$ 6.33	$0.44
Second Quarter	$12.98	$ 7.03	$0.06
Third Quarter	$15.87	$ 8.16	$0.06
Fourth Quarter	$14.22	$11.54	$0.16 (a)

2010:
First Quarter	$16.44	$ 12.40	$0.16
Second Quarter	$16.72	$ 13.03	$0.16
Third Quarter	$17.05	$ 12.51	$0.16
Fourth Quarter	$18.41	$15.61	$0.18 (b)

(a) Paid on January 15, 2010, to stockholders of record on January 4, 2010.

(b) Paid on January 18, 2011, to stockholders of record on January 3, 2011.

Holders  The number of holders of record of the Company's common stock, par value $0.01 per share, was 3,150 as of January 31, 2011.

Dividends  Since the IPO, the Company has paid regular quarterly cash dividends to its stockholders. While the Company intends to continue paying regular quarterly cash dividends, future dividend declarations will be paid at the discretion of the Board of Directors and will depend on the actual cash flows of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as they monitor sources of capital and evaluate the impact of the economy on operating fundamentals.  The Company is required by the Code to distribute at least 90% of its REIT taxable income. The actual cash flow available to pay dividends will be affected by a number of factors, including the revenues received from rental properties, the operating expenses of the Company, the interest expense on its borrowings, the ability of lessees to meet their obligations to the Company, the ability to refinance near-term debt maturities and any unanticipated capital expenditures.

The Company has determined that the $0.64 dividend per common share paid during 2010 represented 70% ordinary income and a 30% return of capital to its stockholders.  The $1.00 dividend per common share paid during 2009 represented 72% ordinary income and a 28% return of capital to its stockholders.

In addition to its common stock offerings, the Company has capitalized the growth in its business through the issuance of unsecured fixed and floating-rate medium-term notes, underwritten bonds, mortgage debt and construction loans, convertible preferred stock and perpetual preferred stock.  Borrowings under the Company's revolving credit facilities have also been an interim source of funds to both finance the purchase of properties and other investments and meet any short-term working capital requirements.  The various instruments governing the Company's issuance of its unsecured public debt, bank debt, mortgage debt and preferred stock impose certain restrictions on the Company with regard to dividends, voting, liquidation and other preferential rights available to the holders of such instruments.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 13, 14, 15 and 19 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.

The Company does not believe that the preferential rights available to the holders of its Class F Preferred Stock, Class G Preferred Stock and Class H Preferred Stock, the financial covenants contained in its public bond indentures, as amended, or its revolving credit agreements will have an adverse impact on the Company's ability to pay dividends in the normal course to its common stockholders or to distribute amounts necessary to maintain its qualification as a REIT.

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

Total Stockholder Return Performance  The following performance chart compares, over the five years ended December 31, 2010, the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the S&P 500 Index and the cumulative total return of the NAREIT Equity REIT Total Return Index (the "NAREIT Equity Index") prepared and published by the National Association of Real Estate Investment Trusts ("NAREIT").  Equity real estate investment trusts are defined as those which derive more than 75% of their income from equity investments in real estate assets.  The NAREIT Equity Index includes all tax qualified equity real estate investment trusts listed on the New York Stock Exchange, American Stock Exchange or the NASDAQ National Market System.  Stockholder return performance, presented quarterly for the five years ended December 31, 2010, is not necessarily indicative of future results.  All stockholder return performance assumes the reinvestment of dividends.  The information in this paragraph and the following performance chart are deemed to be furnished, not filed.

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

	Year ended December 31, (2)
	2010	2009	2008	2007	2006
	(in thousands, except per share information)
Operating Data:
Revenues from rental property (1)	$849,549	$773,423	$751,196	$667,996	$574,701
Interest expense (3)	$226,388	$208,018	$212,198	$212,436	$169,189
Early extinguishment of debt charges	$10,811	$-	$-	$-	$-
Depreciation and amortization (3)	$238,474	$226,608	$204,809	$188,861	$139,708
Gain on sale of development properties	$2,130	$5,751	$36,565	$40,099	$37,276
Gain/loss on transfer/sale of operating properties, net (3)	$2,377	$3,867	$1,782	$2,708	$2,460
Benefit for income taxes (4)	$-	$30,144	$11,645	$20,242	$-
Provision for income taxes (5)	$3,415	$-	$-	$-	$17,441
Impairment charges (6)	$33,910	$161,787	$147,529	$13,796	$-
Income from continuing operations (7)	$130,418	$4,633	$225,048	$350,924	$365,533
Income/(loss) per common share, from continuing operations:
Basic	$0.19	$(0.12)	$0.69	$1.31	$1.48
Diluted	$0.19	$(0.12)	$0.69	$1.29	$1.45
Weighted average number of shares of common stock:
Basic	405,827	350,077	257,811	252,129	239,552
Diluted	406,201	350,077	258,843	257,058	244,615
Cash dividends declared per common share	$0.66	$0.72	$1.68	$1.52	$1.38

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Real estate, before accumulated depreciation	$8,592,760	$8,882,341	$7,818,916	$7,325,035	$6,001,319
Total assets	$9,833,075	$10,183,079	$9,397,147	$9,097,816	$7,869,280
Total debt	$4,058,987	$4,434,383	$4,556,646	$4,216,415	$3,587,243
Total stockholders' equity	$4,935,842	$4,852,973	$3,983,698	$3,894,225	$3,366,826

Cash flow provided by operations	$479,935	$403,582	$567,599	$665,989	$455,569
Cash flow provided by (used for) investing activities	$37,904	$(343,236)	$(781,350)	$(1,507,611)	$(246,221)
Cash flow (used for) provided by financing activities	$(514,743)	$(74,465)	$262,429	$584,056	$59,444

(1)   Does not include (i) revenues from rental property relating to unconsolidated joint ventures, (ii) revenues relating to the investment in retail stores leases and (iii) revenues from properties included in discontinued operations.

(2)   All years have been adjusted to reflect the impact of operating properties sold during the years ended December 31, 2010, 2009, 2008, 2007 and 2006 and properties classified as held for sale as of December 31, 2010, which are reflected in discontinued operations in the Consolidated Statements of Operations.

(3)   Does not include amounts reflected in discontinued operations.

(4)   Does not include amounts reflected in discontinued operations and extraordinary gain.  Amounts include income taxes related to gain on transfer/sale of operating properties.

(5)   Does not include amounts reflected in discontinued operations.  Amounts include income taxes related to gain on transfer/sale of operating properties.

(6)   Amounts exclude noncontrolling interests and amounts reflected in discontinued operations.

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

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers. As of December 31, 2010, the Company had interests in 951 shopping center properties (the “Combined Shopping Center Portfolio”) aggregating 138.0 million square feet of gross leasable area (“GLA”) and 906 other property interests, primarily through the Company’s preferred equity investments, other real estate investments and non-retail properties, totaling approximately 34.4 million square feet of GLA, for a grand total of 1,857 properties aggregating 172.4 million square feet of GLA, located in 44 states, Puerto Rico, Canada, Mexico, Chile, Brazil and Peru.

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

The Company’s vision is to be the premier owner and operator of shopping centers with its core business operations focusing on owning and operating neighborhood and community shopping centers through investments in North America.  This vision will entail a shift away from non-retail assets that the Company currently holds. These investments include non-retail preferred equity investments, marketable securities, mortgages on non-retail properties and several urban mixed-use properties.  The Company’s plan is to sell its non-retail assets and investments, realizing that the sale of these assets will be over a period of time given the current market conditions. If the Company accepts sales prices for these non-retail assets which are less than their net carrying values, the Company would be required to take impairment charges.  In order to execute the Company’s vision, the Company’s strategy is to continue to strengthen its balance sheet by pursuing deleveraging efforts, providing it the necessary flexibility to invest opportunistically and selectively, primarily focusing on neighborhood and community shopping centers.  In addition, the Company continues to be committed to broadening its institutional management business by forming joint ventures with high quality domestic and foreign institutional partners for the purpose of investing in neighborhood and community shopping centers.

The following highlights the Company’s significant transactions, events and results that occurred during the year ended December 31, 2010:

Portfolio Information:

•

Occupancy rose from 92.6% at December 31, 2009 to 93.0 % at December 31, 2010 in the Combined Shopping Center Portfolio.

•

Occupancy year over year remained at 92.4% for the U.S. shopping center combined.

•

Executed 2,703 leases, renewals and options totaling over 8.2 million square feet in the Combined Shopping Center Portfolio.

Acquisition Activity:

•

Acquired 10 shopping center properties, an additional joint venture interest and two land parcels comprising an aggregate 1.7 million square feet of GLA, for an aggregate purchase price of approximately $251.3 million including the assumption of approximately $138.8 million of non-recourse mortgage debt encumbering seven of the properties.

•

Established four new unconsolidated joint ventures that acquired approximately $1.0 billion in assets.

Disposition Activity:

•

During 2010, the Company monetized non-retail assets of approximately $130.0 million and reduced its non-retail book values by approximately $80.0 million.

•

Included in the monetization above are the disposition of (i) three properties, in separate transactions, for an aggregate sales price of approximately $23.8 million and (ii) five properties from a consolidated joint venture in which the Company had a preferred equity investment for a sales price of approximately $40.8 million.  These transactions resulted in an aggregate profit participation of approximately $20.8 million, before income tax of approximately $1.0 million and noncontrolling interest of approximately $4.9 million.

•

Also included in the monetization above is the Company’s receipt of approximately $34.7 million in distributions from the Albertson’s joint venture, in which the Company recognized approximately $21.2 million of equity in income primarily from the joint ventures’ sale of 23 properties.

•

Additionally, during 2010, the Company disposed of, in separate transactions, nine land parcels for an aggregate sales price of approximately $25.6 million which resulted in an aggregate gain of approximately $3.4  million.

•

Additionally, during 2010, the Company (i) sold seven operating properties, which were previously consolidated, to two new joint ventures in which the Company holds noncontrolling equity interests for an aggregate sales price of approximately $438.1 million including the assignment of $159.9 million of non-recourse mortgage debt encumbering three of the properties and (ii) disposed of, in separate transactions, seven operating properties for an aggregate sales price of approximately $100.5 million including the assignment of $81.0 million of non-recourse mortgage debt encumbering one of the properties.  These transactions resulted in aggregate gains of approximately $4.4 million and aggregate losses/impairments of approximately $5.0 million.

Capital Activity (for additional details see Liquidity and Capital Resources below):

•

Issued $150 million in Canadian denominated eight-year unsecured notes priced at 5.99%.

•

Repaid the remaining $287.5 million guaranteed credit facility related to a joint venture in which the Company has a 15% noncontrolling ownership interest.

•

Issued $175 million of 6.90% cumulative redeemable preferred stock.

•

Issued a $300 million seven and a half year unsecured bond priced at 4.3%.

•

Total year over year reduction in debt of approximately $375.4 million.

Impairments:

•

The U.S. economic and market conditions stabilized during 2010 and capitalization rates, discount rates and vacancies had improved; however, overall declines in market conditions continued to have a negative effect on certain transactional activity as it related to select real estate assets and certain marketable securities.  As such, the Company recognized impairment charges of approximately $39.1 million (including approximately $5.2 million which is classified within discontinued operations), before income taxes and noncontrolling interests, relating to adjustments to property carrying values, investments in other real estate joint ventures, investments in real estate joint ventures, real estate under development and marketable securities and other investments.  Potential future adverse market and economic conditions could cause the Company to recognize additional impairments in the future (see Note 2 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).

•

In addition to the impairment charges above, various unconsolidated joint ventures in which the Company holds noncontrolling interests recognized impairment charges relating to certain properties during 2010.  The Company’s share of these charges was approximately $28.3 million, before an income tax benefit of approximately $3.2 million.  These impairment charges are included in Equity in income of joint ventures, net in the Company’s Consolidated Statements of Operations (see Notes 2 and 8 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).

Critical Accounting Policies

The Consolidated Financial Statements of the Company include the accounts of the Company, its wholly-owned subsidiaries and all entities in which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity in accordance with the consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  The Company applies these provisions to each of its joint venture investments to determine whether the cost, equity or consolidation method of accounting is appropriate.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related notes.  In preparing these financial statements, management has made its best estimates and assumptions that affect the reported amounts of assets and liabilities.  These estimates are based on, but not limited to, historical results, industry standards and current economic conditions, giving due consideration to materiality. The most significant assumptions and estimates relate to revenue recognition and the recoverability of trade accounts receivable, depreciable lives, valuation of real estate and intangible assets and liabilities, valuation of joint venture investments, marketable securities and other investments, realizability of deferred tax assets and uncertain tax positions.  Application of these assumptions requires the exercise of judgment as to future uncertainties, and, as a result, actual results could materially differ from these estimates.

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

The Company makes estimates of the uncollectability of its accounts receivable related to base rents, straight-line rent, expense reimbursements and other revenues.  The Company analyzes accounts receivable and historical bad debt levels, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.  The Company’s reported net earnings is directly affected by management’s estimate of the collectability of accounts receivable.

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

Real estate under development on the Company’s Consolidated Balance Sheets represents ground-up development of neighborhood and community shopping center projects which may be subsequently sold upon completion or which the Company may hold as long-term investments. These assets are carried at cost.  The cost of land and buildings under development includes specifically identifiable costs.  The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs of personnel directly involved and other costs incurred during the period of development.  The Company ceases cost capitalization when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity.  A gain on the sale of these assets is generally recognized using the full accrual method in accordance with the provisions of the FASB’s real estate sales guidance provided that various criteria relating to terms of the sale and subsequent involvement by the Company with the property are met.

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

The Company’s joint ventures and other real estate investments primarily consist of co-investments with institutional and other joint venture partners in neighborhood and community shopping center properties, consistent with its core business.  These joint ventures typically obtain non-recourse third-party financing on their property investments, thus contractually limiting the Company’s exposure to losses to the amount of its equity investment, and, due to the lender’s exposure to losses, a lender typically will require a minimum level of equity in order to mitigate its risk.  The Company’s exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments.  The Company, on a limited selective basis, obtained unsecured financing for certain joint ventures.  These unsecured financings are guaranteed by the Company with guarantees from the joint venture partners for their proportionate amounts of any guaranty payment the Company is obligated to make.

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

The Company’s estimated fair values are based upon a discounted cash flow model for each specific property that includes all estimated cash inflows and outflows over a specified holding period and where applicable, any estimated debt premiums. Capitalization rates, discount rates and credit spreads utilized in these models are based upon rates that the Company believes to be within a reasonable range of current market rates for each respective property.

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

All debt securities are generally classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity.  Held-to-maturity securities are stated at amortized cost, adjusted for any amortization of premiums and accretion of discounts to maturity.  Debt securities which contain conversion features are generally classified as available-for-sale.  These securities are carried at fair market value with unrealized gains and losses reported in stockholders’ equity as a component of OCI.

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

Realizability of Deferred Tax Assets and Uncertain Tax Positions

The Company is subject to federal, state and local income taxes on the income from its activities relating to its TRS activities and subject to local taxes on certain non-U.S. investments. The Company accounts for income taxes using the asset and liability method, which requires that deferred tax assets and liabilities be recognized based on future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.

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

The Company believes, when evaluating deferred tax assets within its taxable REIT subsidiaries, special consideration should be given to the unique relationship between the Company as a REIT and its taxable REIT subsidiaries.  This relationship exists primarily to protect the REIT’s qualification under the Code by permitting, within certain limits, the REIT to engage in certain business activities in which the REIT cannot directly participate.  As such, the REIT controls which and when investments are held in, or distributed or sold from, its taxable REIT subsidiaries.  This relationship distinguishes a REIT and taxable REIT subsidiary from an enterprise that operates as a single, consolidated corporate taxpayer.

The Company primarily utilizes a twenty year projection of pre-tax book income and taxable income as positive evidence to overcome its significant negative evidence of a three-year cumulative pretax book loss. Although items of income and expense utilized in the projection are objectively verifiable there is also significant judgment used in determining the duration and timing of events that would impact the projection. Based upon the Company’s analysis of negative and positive evidence the Company will make a determination of the need for a valuation allowance against its deferred tax assets.  If future income projections do not occur as forecasted, the Company will reevaluate the need for a valuation allowance.  In addition, the Company can employ additional strategies to realize its deferred tax assets including transferring a greater  portion of its property management business to the TRS, sale of certain built-in gain assets, and further reducing intercompany debt (see Note 24 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).

The Company recognizes and measure benefits for uncertain tax positions which requires significant judgment from management.  Although the Company believes it has adequately reserved for any uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different.  The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate.  Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in the Company’s income tax expense in the period in which a change is made, which could have a material impact on operating results (see Note 24 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).

Results of Operations

Comparison 2010 to 2009

	2010	2009	Increase	% change
	(all amounts in millions)

Revenues from rental property (1)	$849.5	$773.4	$76.1	9.8%
Rental property expenses: (2)
Rent	$14.1	$13.9	$0.2	1.4%
Real estate taxes	116.3	110.4	5.9	5.3%
Operating and maintenance	122.6	108.5	14.1	13.0%
	$253.0	$232.8	$20.2	8.7%
Depreciation and amortization (3)	$238.5	$226.6	$11.9	5.3%

(1)

Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2010 and 2009, providing incremental revenues for the year ended December 31, 2010 of $70.6 million, as compared to the corresponding period in 2009 and (ii) the completion of certain development and redevelopment projects, tenant buyouts and overall growth in the current portfolio, providing incremental revenues of approximately $9.5 million, for the year ended December 31, 2010, as compared to the corresponding period in 2009, which was partially offset by (iii) a decrease in revenues of approximately $4.0 million for the year ended December 31, 2010, as compared to the corresponding period in 2009, primarily resulting from the sale of certain properties during 2010 and 2009.

(2)

Rental property expenses increased primarily due to (i) operating property acquisitions during 2010 and 2009, (ii) the placement of certain development properties into service, which resulted in lower capitalization of carry costs, partially offset by operating property dispositions during 2010 and 2009.

(3)

Depreciation and amortization increased primarily due to (i) operating property acquisitions during 2010 and 2009, (ii) the placement of certain development properties into service and (iii) tenant vacates, partially offset by certain operating property dispositions during 2010 and 2009.

Mortgage and other financing income decreased $5.6 million to $9.4 million for the year ended December 31, 2010, as compared to $15.0 million for the corresponding period in 2009. This decrease is primarily due to a decrease in interest income as a result of pay-downs and dispositions of mortgage receivables during 2010 and 2009.

Management and other fee income decreased approximately $2.5 million to $39.9 million for the year ended December 31, 2010, as compared to $42.4 million for the corresponding period in 2009. This decrease is primarily due to a decrease in property management fees of approximately $2.6 million from PL Retail, due to the Company’s acquisition of the remaining 85% ownership interest resulting in the Company’s consolidation of PL Retail in 2009, partially offset by an increase in other transaction related fees of approximately $0.1 million recognized during 2010.

Interest, dividends and other investment income decreased approximately $11.8 million to $21.3 million for the year ended December 31, 2010, as compared to $33.1 million for the corresponding period in 2009. This decrease is primarily due to (i) a decrease in realized gains of approximately $5.2 million during 2010 resulting from the sale of certain marketable securities during the corresponding period in 2009 as compared to 2010, (ii) a reduction in interest income of approximately $3.8 million due to repayments of notes in 2010 and 2009 and (iii) a decrease in interest and dividend income of approximately $1.9 million during 2010, as compared to the corresponding period in 2009, primarily resulting from the sale of investments in marketable securities during 2010 and 2009.

Other (expense)/income, net changed approximately $9.9 million to an expense of approximately $4.3 million for the year ended December 31, 2010, as compared to income of approximately $5.6 million for the corresponding period in 2009. This change is primarily due to (i) a decrease in the fair value of an embedded derivative instrument of approximately $2.0 million relating to the convertible option of the Company’s investment in Valad notes, (ii) decreased gains from land sales of approximately $3.5 million, (iii) an increase in a legal settlement accrual of approximately $2.0 million relating to a previously sold ground-up development project and (iv) an increase in acquisition related costs of approximately $0.5 million.

Interest expense increased approximately $18.4 million to $226.4 million for the year ended December 31, 2010, as compared to $208.0 million for the corresponding period in 2009.  This increase is due to higher average outstanding levels of debt during the year ended December 31, 2010, as compared to 2009.

During the year ended December 31, 2010, the Company incurred early extinguishment of debt charges aggregating approximately $10.8 million in connection with the optional make-whole provisions of notes that were repaid prior to maturity and prepayment penalties on five mortgages that the Company paid prior to their maturity.

Income from other real estate investments increased approximately $7.1 million to $43.3 million for the year ended December 31, 2010, as compared to $36.2 million for the corresponding period in 2009.  This increase is primarily due to an increase in profit participation earned from capital transactions within the Company’s Preferred Equity Program during 2010 as compared to the corresponding period in 2009.

During 2010, the Company disposed of a land parcel for a sales price of approximately $0.9 million resulting in a gain of approximately $0.4 million.  Additionally, the Company recognized approximately $1.7 million in income on previously sold development properties during the year ended December 31, 2010.

During 2009, the Company sold, in separate transactions, five out-parcels, four land parcels and three ground leases for aggregate proceeds of approximately $19.4 million.  These transactions resulted in gains on sale of development properties of approximately $5.8 million, before income taxes of $2.3 million.

During 2010, the Company recognized impairment charges of approximately $29.3 million (not including approximately $5.2 million which is included in discontinued operations), before income taxes and noncontrolling interest, relating to adjustments to property carrying values, real estate under development, investments in other real estate investments and other investments.  The Company’s estimated fair values relating to these impairment assessments were based upon estimated sales prices and discounted cash flow models that included all estimated cash inflows and outflows over a specified holding period.  These cash flows are comprised of unobservable inputs which include contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models were based upon observable rates that the Company believes to be within a reasonable range of current market rates for the respective properties.  Based on these inputs, the Company determined that its valuation in these investments was classified within Level 3 of the FASB fair value hierarchy.

Additionally, during 2010, the Company recorded impairment charges of approximately $4.6 million due to the decline in value of certain marketable securities that were deemed to be other-than-temporary.

During 2009, the Company recognized impairment charges of approximately $131.7 million (not including approximately $13.3 million of which is included in discontinued operations), before income taxes and noncontrolling interest, relating to adjustments to property carrying values, investments in real estate joint ventures, real estate under development and other real estate investments.  The Company’s estimated fair values relating to these impairment assessments were based upon discounted cash flow models that included all estimated cash inflows and outflows over a specified holding period and where applicable, any estimated debt premiums. These cash flows are comprised of unobservable inputs which include contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models were based upon observable rates that the Company believes to be within a reasonable range of current market rates for the respective properties.  Based on these inputs the Company determined that its valuation in these investments was classified within Level 3 of the fair value hierarchy.

Additionally, during 2009, the Company recorded impairment charges of approximately $30.1 million due to the decline in value of certain marketable equity securities and other investments that were deemed to be other-than-temporary.

(Provision)/benefit for income taxes changed by approximately $33.6 million to a provision of approximately $3.4 million for the year ended December 31, 2010, as compared to a benefit of approximately $30.1 million for the corresponding period in 2009. This change is primarily due to (i) a decrease in income tax benefit of approximately $22.7 million related to impairments taken during the year ended December 31, 2010 as compared to the corresponding period in 2009, (ii) an increase in foreign taxes of approximately $6.8 million primarily resulting from an overall increase in income from foreign investments and (iii) an increase in the tax provision expense of approximately $6.8 million relating to an increase in equity income recognized in connection with the Albertson’s investment during the year ended December 31, 2010, as compared to the corresponding period in 2009, partially offset by (iv) a decrease in the income tax provision expense of approximately $1.4 million in connection with gains on sale of development properties during 2010, as compared to 2009.

Equity in income of real estate joint ventures, net increased approximately $49.4 million to $55.7 million for the year ended December 31, 2010, as compared to $6.3 million for the corresponding period in 2009. This increase is primarily the result of a (i) the recognition of approximately $21.2 million of equity in income from the Albertson’s joint venture during 2010, as compared to $3.0 million of equity in income recognized during 2009, primarily resulting from the sale of properties in the joint venture, (ii) an increase in equity in income of approximately $5.9 million from the Company’s joint venture investments in Canada primarily resulting from the amendment and restructuring of two retail property preferred equity investments into two pari passu joint venture investments during 2010, (iii) the recognition of approximately $8.0 million in income resulting from cash distributions received in excess of the Company’s carrying value of its investment in an unconsolidated limited liability partnership for the year ended December 31, 2010 and (iv) decrease in impairment charges of approximately $15.0 million resulting from fewer impairment charges recognized against certain joint venture properties during 2010, as compared to the corresponding period in 2009.

During 2010, the Company (i) sold seven operating properties, which were previously consolidated, to two new joint ventures in which the Company holds noncontrolling equity interests for an aggregate sales price of approximately $438.1 million including the assignment of $159.9 million of non-recourse mortgage debt encumbering three of the properties and (ii) disposed of, in separate transactions, seven operating properties for an aggregate sales price of approximately $100.5 million including the assignment of $81.0 million of non-recourse mortgage debt encumbering one of the properties.  These transactions resulted in aggregate gains of approximately $4.4 million and aggregate losses/impairments of approximately $5.0 million.

Additionally, during 2010, the Company disposed of (i) three properties, in separate transactions, for an aggregate sales price of approximately $23.8 million and (ii) five properties from a consolidated joint venture in which the Company had a preferred equity investment for a sales price of approximately $40.8 million.  These transactions resulted in an aggregate profit participation of approximately $20.8 million, before income tax of approximately $1.0 million and noncontrolling interest of approximately $4.9 million.  This profit participation has been recorded as Income from other real estate investments and is reflected in Income from discontinued operating properties, net of tax in the Company’s Consolidated Statements of Operations.

During 2009, the Company disposed of, in separate transactions, portions of six operating properties and one land parcel for an aggregate sales price of approximately $28.9 million.  These transactions resulted in the Company’s recognition of an aggregate net gain of approximately $4.1 million, net of income tax of $0.2 million.

Net income attributable to the Company for 2010 was $142.9 million.  Net loss attributable to the Company for 2009 was $3.9 million.  On a diluted per share basis, net income attributable to the Company was $0.22 for 2010, as compared to net loss of $0.15 for 2009.  These changes are primarily attributable to (i) a decrease in impairment charges of approximately $112.1 million, net of income taxes and noncontrolling interests, (ii) an overall net increase in Equity in income of joint ventures primarily due to a decrease in impairment charges of approximately $15.0 million during 2010, as compared to 2009 and  an increase in equity in income from the

Albertson’s joint venture, (iii) an increase in Income from other real estate investments primarily due to an increase of approximately $7.2 million from the Company’s Preferred Equity program, (iv) additional incremental earnings due to the acquisitions of operating properties during 2010 and 2009, partially offset by (v) the recognition of approximately $10.8 million in early extinguishment of debt charges.

Comparison 2009 to 2008

	2009	2008	Increase	% change
	(all amounts in millions)

Revenues from rental property (1)	$773.4	$751.2	$22.2	3.0%
Rental property expenses: (2)
Rent	$13.9	$13.1	$0.8	6.1%
Real estate taxes	110.4	96.9	13.5	13.9%
Operating and maintenance	108.5	103.8	4.7	4.5%
	$232.8	$213.8	$19.0	8.9%
Depreciation and amortization (3)	$226.6	$204.8	$21.8	10.6%

(1)

Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2009 and 2008, providing incremental revenues for the year ended December 31, 2009 of $29.3 million, as compared to the corresponding period in 2008 and (ii) the completion of certain development and redevelopment projects and tenant buyouts providing incremental revenues of approximately $7.4 million, for the year ended December 31, 2009, as compared to the corresponding period in 2008, which was partially offset by (iii) a decrease in revenues of approximately $14.5 million for the year ended December 31, 2009, as compared to the corresponding period in 2008, primarily resulting from the sale of certain properties during 2009 and 2008, and (iv) an overall occupancy decrease in the consolidated shopping center portfolio from 93.1% at December 31, 2008 to 92.2% at December 31, 2009.

(2)

Rental property expenses increased primarily due to (i) operating property acquisitions during 2009 and 2008, (ii) the placement of certain development properties into service, which resulted in lower capitalization of carry costs, and (iii) an increase in snow removal costs during 2009 as compared to 2008, partially offset by (iv) a decrease in insurance costs during 2009 as compared to 2008 and (v) operating property dispositions during 2009 and 2008.

(3)

Depreciation and amortization increased primarily due to (i) operating property acquisitions during 2008 and 2009, (ii) the placement of certain development properties into service and (iii) tenant vacates, partially offset by operating property dispositions during 2009 and 2008.

Mortgage and other financing income decreased $3.3 million to $15.0 million for the year ended December 31, 2009, as compared to $18.3 million for the corresponding period in 2008. This decrease is primarily due to a decrease in interest income during 2009 resulting from the repayment of certain mortgage receivables during 2009 and 2008.

Management and other fee income decreased approximately $5.1 million to $42.5 million for the year ended December 31, 2009, as compared to $47.6 million for the corresponding period in 2008. This decrease is primarily due to a decrease in property management fees of approximately $5.8 million for 2009, due to lower revenues attributable to lower occupancy and the sale of certain properties during 2009 and 2008, partially offset by an increase in other transaction related fees of approximately $0.6 million recognized during 2009.

General and administrative expenses decreased approximately $6.9 million to $108.0 million for the year ended December 31, 2009, as compared to $114.9 million for the corresponding period in 2008. This decrease is primarily due to a reduction in force during 2009 as a result of implementing the Company’s core business strategy of focusing on owning and operating shopping centers and a shift away from certain non-retail assets along with a lack of transactional activity.

Interest, dividends and other investment income decreased approximately $23.0 million to $33.1 million for the year ended December 31, 2009, as compared to $56.1 million for the corresponding period in 2008. This decrease is primarily due to (i) a decrease in realized gains of approximately $8.2 million during 2009 resulting from the sale of certain marketable securities during the corresponding period in 2008 as compared to 2009, and (ii) a decrease in interest and dividend income of approximately $14.8 million during 2009, as compared to the corresponding period in 2008, primarily resulting from the sale of investments in marketable securities and reductions in dividends declared from certain marketable securities during 2009 and 2008.

Other (expense)/income, net changed approximately $5.2 million to income of approximately $5.6 million for the year ended December 31, 2009, as compared to income of approximately $0.4 million for the corresponding period in 2008. This change is primarily due to (i)  increased gains from land sales of approximately $5.9 million and (ii) an increase in the fair value of an embedded derivative instrument relating to the convertible option of the Valad notes of approximately $9.8 million, partially offset by, (iii) the receipt of fewer shares of Sears Holding Corp. common stock received as partial settlement of Kmart pre-petition claims during 2008 and (iv) a decrease in franchise taxes.

Interest expense decreased approximately $4.2 million to $208.0 million for the year ended December 31, 2009, as compared to $212.2 million for  the corresponding period in 2008.  This decrease is due to lower outstanding levels of debt during the year ended December 31, 2009, as compared to 2008.

Income from other real estate investments decreased $51.4 million to $36.2 million for the year ended December 31, 2009, as compared to $87.6 million for the corresponding period in 2008.  This decrease is primarily due to (i) a decrease from the Company’s Preferred Equity Program of approximately $36.4 million in contributed income during 2009, including a decrease of approximately $22.1 million in profit participation earned from capital transactions during 2009 as compared to the corresponding period in 2008 and (ii) a gain of approximately $7.2 million from the sale of the Company’s interest in a real estate company located in Mexico during 2008.

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

During 2009, the Company recognized impairment charges of approximately $131.7 million (not including approximately $13.3 million of which is included in discontinued operations), before income taxes and noncontrolling interest, relating to adjustments to property carrying values, investments in real estate joint ventures, real estate under development and other real estate investments.  The Company’s estimated fair values relating to these impairment assessments were based upon discounted cash flow models that included all estimated cash inflows and outflows over a specified holding period and where applicable, any estimated debt premiums. These cash flows are comprised of unobservable inputs which include contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models were based upon observable rates that the Company believes to be within a reasonable range of current market rates for the respective properties.  Based on these inputs the Company determined that its valuation in these investments was classified within Level 3 of the fair value hierarchy.

Additionally, during 2009, the Company recorded impairment charges of approximately $30.1 million due to the decline in value of certain marketable equity securities and other investments that were deemed to be other-than-temporary.

For the year ended December 31, 2008, the Company recognized impairment charges of approximately $29.1 million before income taxes and noncontrolling interests.

Additionally, during 2008, the Company recorded impairment charges of approximately $118.4 million due to the decline in value of certain marketable equity securities and other investments that were deemed to be other-than-temporary.

The Company will continue to assess the value of all its assets on an on-going basis.  Based on these assessments, the Company may determine that a decline in value for one or more of its investments may be other-than-temporary or permanent and would therefore write-down its cost basis accordingly.

Benefit for income taxes increased by $18.5 million to $30.1 million for the year ended December 31, 2009, as compared to $11.6 million for the corresponding period in 2008. This change is primarily due to (i) a decrease in the tax provision expense of approximately $13.2 million from equity income recognized in connection with the Albertson’s investment during the year ended December 31, 2009, as compared to the corresponding period in 2008 and (ii) a decrease in the income tax provision expense of approximately $12.3 million in connection with gains on sale of development properties during 2009 as compared to 2008, partially offset by (iii) a decrease in income tax benefit of approximately $2.1 million related to impairments taken during the year ended December 31, 2009, as compared to the corresponding period in 2008 and (iv) an increase in foreign taxes of approximately $3.9 million for the year ended December 31, 2009, as compared to the corresponding period in 2008.

Equity in income of real estate joint ventures, net for the year ended December 31, 2009, was approximately $6.3 million as compared to $132.2 million for the corresponding period in 2008. This reduction of approximately $125.9 million is primarily the result of (i) an increase in the recognition of impairment charges against the carrying value of the Company’s investment in unconsolidated joint ventures of approximately $27.5 million recorded during 2009, as compared to the corresponding period in 2008, primarily due to an increase in impairments of approximately $23.9 million recognized by the Kimco Prudential joint ventures, (ii) the recognition of approximately $2.9 million of equity in income from the Albertson’s joint venture during 2009, as compared to $63.9 million of equity in income recognized during 2008 resulting from the sale of 121 properties in the joint venture, (iii) the recognition of approximately $11.0 million in income resulting from cash distributions received in excess of the Company’s carrying value of its investment in various unconsolidated limited liability partnerships during the corresponding period in 2008, (iv) a decrease in income of $11.8 million during 2009, from a joint venture which holds interests in extended stay residential properties primarily due to overall decreases in occupancy, (v) a decrease in profit participation of approximately $9.1 million during 2009, as compared to the corresponding period in 2008, resulting from the sale/transfer of operating properties from two joint venture investments, (vi) a decrease in income of approximately $4.5 million during 2009, from a Canadian joint venture investment, primarily due to an overall decrease in occupancy and (vii) a decrease in occupancy levels within certain real estate joint venture investments, partially offset by increased gains on sales of approximately $5.1 million during the year ended December 31, 2009, resulting from the sale of operating properties during 2009, as compared to 2008.

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

Additionally, during 2008, the Company disposed of an operating property for approximately $21.4 million.  The Company provided seller financing for approximately $3.6 million, which bears interest at 10% per annum and is scheduled to mature on May 1, 2011.  Due to the terms of this financing the Company deferred its gain of $3.7 million from this sale.

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

Net loss attributable to the Company for 2009 was $3.9 million.  Net income attributable to the Company for 2008 was $249.9 million.  On a diluted per share basis, net loss attributable to the Company was $0.15 for 2009, as compared to net income of $0.78 for 2008.  These changes are primarily attributable to (i) an increase in impairment charges of approximately $57.8 million, net of income taxes and noncontrolling interests, resulting from continuing declines in the real estate markets and equity securities, (ii) a reduction in Income from other real estate investments, primarily due to a decrease in profit participation from the Company’s Preferred Equity program, (iii) a decrease in equity in income of joint ventures, primarily due to a decrease in income from the Albertson’s investment and impairment charges relating to five joint venture investments, and (iv) lower gains on sales of development properties, partially offset by (v) an increase in revenues from rental properties primarily due to acquisitions of operating properties during 2009 and 2008.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, when available, mortgage and construction loan financing and immediate access to unsecured revolving credit facilities with aggregate bank commitments of approximately $1.7 billion.

The Company’s cash flow activities are summarized as follows (in millions):

Year Ended December 31,
	2010	2009	2008
Net cash flow provided by operating activities	$ 479.9	$ 403.6	$ 567.6
Net cash flow provided by/(used for) investing activities	$ 37.9	$ (343.2)	$ (781.4)
Net cash flow (used for)/provided by financing activities	$ (514.7)	$ (74.5)	$ 262.4

Operating Activities

The Company anticipates that cash on hand, borrowings under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Net cash flow provided by operating activities for the year ended December 31, 2010, was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2010 and 2009, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) distributions from the Company’s joint venture programs.

Cash flow provided by operating activities for the year ended December 31, 2010, was approximately $479.9 million, as compared to approximately $403.6 million for the comparable period in 2009.  The change of approximately $76.3 million is primarily attributable to (i) an increase in distributions from joint ventures of approximately $26.2 million, primarily from increases in distributions from the Albertson’s investment and various other real estate joint ventures, (ii) a decrease in prepaid income taxes of approximately $22.6 million during 2010 as compared to 2009 primarily from the Company’s receipt of a federal tax refund from its filing of carryback claims for its taxable REIT subsidiary, KRS and (iii) additional incremental earnings due to the acquisitions of operating properties during 2010 and 2009.

Investing Activities

Cash flow provided by investing activities for the year ended December 31, 2010, was approximately $37.9 million, as compared to a cash flows used for investing activities of approximately $343.2 million for the comparable period in 2009.  This change of approximately $381.1 million resulted primarily from decreases in (i) the acquisition of and improvements to operating real estate and real estate under development, (ii) an increase in proceeds from the sale of operating properties, partially offset by, (iii) a decrease in proceeds from the sale of marketable securities (iv) an increase in investments and advances to real estate joint ventures, (v) a decrease in reimbursements of advances to real estate joint ventures, and (vi) a decrease in proceeds from the sale of development properties during the year ended December 31, 2010, as compared to the corresponding period in 2009.

Acquisitions of and Improvements to Operating Real Estate

During the year ended December 31, 2010, the Company expended approximately $182.5 million towards acquisition of and improvements to operating real estate including $74.5 million expended in connection with redevelopments and re-tenanting projects as described below.  (See Note 4 of the Notes to the Consolidated Financial Statements included in this annual report on Form 10-K.)

The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace.  The Company anticipates its capital commitment toward these and other redevelopment projects during 2011 will be approximately $15.0 million to $25.0 million.  The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving lines of credit.

Investments and Advances to Real Estate Joint Ventures

During the year ended December 31, 2010, the Company expended approximately $138.8 million for investments and advances to real estate joint ventures and received approximately $85.2 million from reimbursements of advances to real estate joint ventures.  (See Note 8 of the Notes to the Consolidated Financial Statements included in this annual report on Form 10-K.)

Acquisitions of and Improvements to Real Estate Under Development

The Company is engaged in ground-up development projects which consist of (i) U.S. ground-up development projects which will be held as long-term investments by the Company and (ii) various ground-up development projects located in Latin America for long-term investment.  During 2009, the Company changed its merchant building business strategy from a sale upon completion strategy to a long-term hold strategy. Those properties previously considered merchant building have been either placed in service as long-term investment properties or included in U.S. ground-up development projects. The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of December 31, 2010, the Company had in progress a total of six ground-up development projects, consisting of (i) two ground-up development projects located in Mexico, (ii) two ground-up development projects located in the U.S., (iii) one ground-up development project located in Chile and (iv) one ground-up development project located in Brazil.

During the year ended December 31, 2010, the Company expended approximately $42.0 million in connection with construction costs related to ground-up development projects. The Company anticipates its capital commitment during 2011 toward these and other development projects will be approximately $25.0 million to $35.0 million.  The proceeds from construction loans and availability under the Company’s revolving lines of credit are expected to be sufficient to fund these anticipated capital requirements.

Dispositions and Transfers

During the year ended December 31, 2010, the Company received net proceeds of approximately $246.6 million relating to the sale of various operating properties and ground-up development projects.  (See Notes 5 and 7 of the Notes to the Consolidated Financial Statements included in this annual report on Form 10-K.)

Financing Activities

Cash flow used for financing activities for the year ended December 31, 2010, was approximately $514.7 million, as compared to approximately $74.5 million for the comparable period in 2009. This change of approximately $440.2 million resulted primarily from the Company’s deleveraging efforts to strengthen the Company’s Consolidated Balance Sheet.  As a result of these efforts, there was (i) a decrease in proceeds from the issuance of stock of approximately $886.6 million in 2010 as compared to 2009, (ii) a decrease in proceeds from mortgage/construction loan financing of approximately $419.3 million, (iii) an increase in the repayment of unsecured term loan/notes of approximately $43.0 million, (iv) decreases in proceeds from issuance of unsecured term loans/notes of approximately $70.3 million and (v) an increase in the redemption of noncontrolling interests of approximately $49.1 million, partially offset by (vi) a net decrease of approximately $565.4 million in net borrowings/repayments under the Company’s unsecured revolving credit facilities, (vii) an overall decrease in aggregate principal payments of approximately $430.0 million and (viii) a decrease in dividends paid of approximately $24.1 million.

The Company continually evaluates its debt maturities, and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. The credit environment has improved and the Company continues to pursue opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks.  The Company has noticed a continuing trend that although pricing and loan-to-value ratios remain dependent on specific deal terms, generally spreads for non-recourse mortgage financing are compressing and loan-to-values are gradually increasing from levels a year ago.  The unsecured debt markets are functioning well and credit spreads have decreased dramatically from a year ago.  The Company continues to assess 2011 and beyond to ensure the Company is prepared if the current credit market conditions deteriorate.

Debt maturities for 2011 consist of:  $112.5 million of consolidated debt; $685.2 million of unconsolidated joint venture debt; and $276.4 million of preferred equity debt, assuming the utilization of extension options where available.  The 2011 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Company’s credit facilities, which at December 31, 2010, the Company had approximately $1.6 billion available under these credit facilities, and debt refinancings.  The 2011 unconsolidated joint venture and preferred equity debt maturities are anticipated to be repaid through debt refinancing and partner capital contributions, as deemed appropriate.

The Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintaining its investment-grade debt ratings.  The Company plans to continue strengthening its balance sheet by pursuing deleveraging efforts over time.  The Company may, from time-to-time, seek to obtain funds through additional common and preferred equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives.

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

The Company has a $1.5 billion unsecured U.S. revolving credit facility (the "U.S. Credit Facility") with a group of banks, which was scheduled to expire in October 2011.   During October 2010, the Company exercised its one-year extension option and the U.S. Credit Facility is now scheduled to expire in October 2012. The U.S. Credit Facility has made available funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional real estate management programs, (iii) development and redevelopment costs and (iv) any short-term working capital requirements, including managing the Company’s debt maturities. Interest on borrowings under the U.S. Credit Facility accrues at LIBOR plus 0.425% and fluctuates in accordance with changes in the Company’s senior debt ratings.  As part of this U.S. Credit Facility, the Company has a competitive bid option whereby the Company may auction up to $750.0 million of its requested borrowings to the bank group.  This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread.  A facility fee of 0.15% per annum is payable quarterly in arrears.  As part of the U.S. Credit Facility, the Company has a $200.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Pounds Sterling, Japanese Yen or Euros.  As of December 31, 2010, the U.S. Credit Facility had a balance of $123.2 million outstanding and approximately $23.7 million appropriated for letters of credit. Pursuant to the terms of the U.S. Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently not in violation of these covenants.  The financial covenants for the U.S. Credit Facility are as follows:

Covenant	Must Be	As of 12/31/10
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	44%
Total Priority Indebtedness to GAV	<35%	11%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	2.98x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	2.18x
Limitation of Investments, Loans and Advances	<30% of GAV	19% of GAV

For a full description of the U.S. Credit Facility’s covenants refer to the Credit Agreement dated as of October 25, 2007 filed in the Company’s Current Report on Form 8-K dated October 25, 2007.

The Company also has a Canadian denominated (“CAD”)  $250.0 million unsecured credit facility with a group of banks.  This facility bears interest at a rate of CDOR plus 0.425%, subject to change in accordance with the Company’s senior debt ratings and was scheduled to mature March 2011.  During September 2010, the Company exercised its one-year extension option and the credit facility is now scheduled to expire in March 2012.  A facility fee of 0.15% per annum is payable quarterly in arrears.  This facility also permits U.S. dollar denominated borrowings.  Proceeds from this facility are used for general corporate purposes, including the funding of Canadian denominated investments.  As of December 31, 2010, there was no outstanding balance under this credit facility.  The Canadian facility covenants are the same as the U.S. Credit Facility covenants described above.

During March 2008, the Company obtained a MXP 1.0 billion term loan, which bears interest at a rate of 8.58%, subject to change in accordance with the Company’s senior debt ratings, and is scheduled to mature in March 2013.  The Company utilized proceeds from this term loan to fully repay the outstanding balance of a MXP 500.0 million unsecured revolving credit facility, which was terminated by the Company.  Remaining proceeds from this term loan were used for funding MXP denominated investments. As of December 31, 2010, the outstanding balance on this term loan was MXP 1.0 billion (approximately USD $80.9 million).  The Mexican term loan covenants are the same as the U.S. and Canadian Credit Facilities covenants described above.

The Company has a Medium Term Notes (“MTNs”) program pursuant to which it may, from time-to-time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company’s debt maturities.  (See Note 13 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

The Company’s supplemental indenture governing its medium term notes and senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 12/31/10
Consolidated Indebtedness to Total Assets	<60%	38%
Consolidated Secured Indebtedness to Total Assets	<40%	9%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	3.4x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.9x

For a full description of the various indenture covenants refer to the Indenture dated September 1, 1993, First Supplemental Indenture dated August 4, 1994, the Second Supplemental Indenture dated April 7, 1995, the Third Supplemental Indenture dated June 2, 2006, the Fifth Supplemental Indenture dated as of September 24, 2009, the Fifth Supplemental Indenture dated as of October 31, 2006 and First Supplemental Indenture dated October 31, 2006, as filed with the SEC.  See Exhibits Index on page 39, for specific filing information.

During 2010, the Company issued $300.0 million of unsecured MTNs which bear interest at a rate of 4.30% and are scheduled to mature on February 1, 2018.  Proceeds from these MTNs were used to repay (i) the Company’s $100.0 million 5.304% MTNs which were scheduled to mature in February 2011 and (ii) the Company’s $150.0 million 7.95% MTNs which were scheduled to mature in April 2011. The remaining proceeds were used for general corporate purposes.  In connection with the optional make-whole provisions relating to the prepayment of these notes, the Company incurred early extinguishment of debt charges aggregating approximately $6.5 million.

During April 2010, the Company issued $150.0 million CAD (approximately USD $141.1 million) unsecured notes to a group of private investors at a rate of 5.99% scheduled to mature on April 13, 2018.  Proceeds from these notes were used to repay the Company’s CAD $150.0 million 4.45% Series 1 unsecured notes which matured in April 2010.

Additionally, during 2010, the Company repaid (i) the remaining $46.5 million balance on its 4.62% MTNs, which matured in May 2010 and (ii) its $25.0 million 7.30% MTNs, which matured in September 2010.

During 2010, the Company (i) assumed approximately $144.8 million of individual non-recourse mortgage debt relating to the acquisition of eight operating properties, including a decrease of approximately $4.4 million associated with fair value debt adjustments, (ii) assigned approximately $159.9 million in non-recourse mortgage debt encumbering three operating properties that were sold to newly formed joint ventures in which the Company has noncontrolling interests, (iii) assigned approximately $81.0 million of non-recourse mortgage debt encumbering an operating property that was sold to a third party and (iv) paid off approximately $226.0 million of mortgage debt that encumbered 17 operating properties.  In connection with the repayment of five of these mortgages, the Company incurred early extinguishment of debt charges aggregating approximately $4.3 million.

During April 2009, the Company filed a shelf registration statement on Form S-3ASR, which is effective for a term of three years, for the future unlimited offerings, from time-to-time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants.

During August 2010, the Company issued 7,000,000 Depositary Shares (the "Class H Depositary Shares"), each representing a one-hundredth fractional interest in a share of the Company's 6.90% Class H Cumulative Redeemable Preferred Stock, $1.00 par value per share (the "Class H Preferred Stock"). Dividends on the Class H Depositary Shares are cumulative and payable quarterly in arrears at the rate of 6.90% per annum based on the $25.00 per share initial offering price, or $1.725 per annum.  The Class H Depositary Shares are redeemable, in whole or part, for cash on or after August 30, 2015, at the option of the Company, at a redemption price of $25.00 per depositary share, plus any accrued and unpaid dividends thereon.  The Class H Depositary Shares are not convertible or exchangeable for any other property or securities of the Company.  The net proceeds received from this offering of approximately $169.2 million were used primarily to repay mortgage loans in the aggregate principal amount of approximately $150.0 million and for general corporate purposes.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects.  As of December 31, 2010, the Company had over 430 unencumbered property interests in its portfolio.

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as they monitor sources of capital and evaluate the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid were $307.0 million in 2010, as compared to $331.0 million in 2009 and $469.0 million in 2008.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly.  Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.  The Company’s Board of Directors declared a quarterly cash dividend of $0.18 per common share payable to shareholders of record on January 3, 2011, which was paid on January 18, 2011. Additionally, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per common share payable to shareholders of record on April 5, 2011, which will be paid on April 15, 2011.

Contractual Obligations and Other Commitments

The Company has debt obligations relating to its revolving credit facilities, MTNs, senior notes, mortgages and construction loans with maturities ranging from less than one year to 25 years.  As of December 31, 2010, the Company’s total debt had a weighted average term to maturity of approximately 5.2 years.  In addition, the Company has non-cancelable operating leases pertaining to its shopping center portfolio.  As of December 31, 2010, the Company has 48 shopping center properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company to construct and/or operate a shopping center.  In addition, the Company has 14 non-cancelable operating leases pertaining to its retail store lease portfolio.  The following table summarizes the Company’s debt maturities (excluding extension options and fair market value of debt adjustments aggregating approximately $3.2 million) and obligations under non-cancelable operating leases as of December 31, 2010 (in millions):

		2011		2012		2013		2014		2015		Thereafter		Total
Long-Term Debt-Principal(1)		$147.4		$565.8		$651.7		$521.4		$410.6		$1,758.9		$4,055.8
Long-Term Debt-Interest(2)		$225.7		$215.8		$182.7		$141.4		$123.5		$233.0		$1,122.1
Operating Leases	$		$		$		$		$		$		$
Ground Leases		$11.9		$11.1		$10.6		$10.2		$9.2		$167.7		$220.7
Retail Store Leases		$3.4		$2.6		$2.3		$1.7		$1.3		$1.6		$12.9

(1)   Maturities utilized do not reflect extension options, which range from one to two years.

(2)   For loans which have interest at floating rates, future interest expense was calculated using the rate as of December 31, 2010.

The Company has $14.9 million of non-current uncertain tax benefits and related interest under the provisions of the authoritative guidance that addresses accounting for income taxes, which are included in other liabilities on the Company’s Consolidated Balance Sheets at December 31, 2010. These amounts are not included in the table above because a reasonably reliable estimate regarding the timing of settlements with the relevant tax authorities, if any, can not be made.

The Company has $88.0 million of medium term notes, $2.6 million of unsecured notes payable and $35.2 million of mortgage debt scheduled to mature in 2011.  The Company anticipates satisfying these maturities with a combination of operating cash flows, its unsecured revolving credit facilities, refinancing of debt and new debt issuances, when available.

The Company has issued letters of credit in connection with completion and repayment guarantees for construction loans encumbering certain of the Company’s ground-up development projects and guarantee of payment related to the Company’s insurance program. These letters of credit aggregate approximately $23.7 million.

During August 2009, the Company was obligated to issue a letter of credit for approximately CAD $66.0 million (approximately USD $64.0 million) relating to a tax assessment dispute with the Canada Revenue Agency (“CRA”).  The letter of credit had been issued under the Company’s CAD $250 million credit facility referred to above. The dispute was in regard to three of the Company’s wholly-owned subsidiaries which hold a 50% co-ownership interest in Canadian real estate. Applicable Canadian law requires that a non-resident corporation post sufficient collateral to cover a claim for taxes assessed.  As such, the Company issued its letter of credit as required by the governing law.   During November 2010, the Company was released from this tax assessment and as a result the letter of credit was returned to the Company.

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

On a select basis, the Company provides guarantees on interest bearing debt held within real estate joint ventures in which the Company has noncontrolling ownership interests.  The Company is often provided with a back-stop guarantee from its partners.  The Company had the following outstanding guarantees as of December 31, 2010 (amounts in millions):

Name of Joint Venture	Amount of Guarantee	Interest rate	Maturity, with extensions	Terms	Type of debt
InTown Suites Management, Inc.	$147.5	LIBOR plus 0.375% (1)	2012	25% partner back-stop	Unsecured credit facility
Willowick	$ 24.5	LIBOR plus 1.50%	2012	15% partner back-stop	Unsecured credit facility
Factoria Mall	$ 52.3	LIBOR plus 4.00%	2012	Jointly and severally with partner	Mortgage loan
RioCan	$ 4.4	Prime plus 2.25%	2011	Jointly with 50% partner	Letter of credit facility
Cherokee	$ 45.1	Floating Prime plus 1.9%	2011	50% partner back-stop	Construction loan
Towson	$ 10.0	LIBOR plus 3.50%	2014	Jointly and severally with partner	Mortgage loan
Hillsborough	$ 3.1	LIBOR plus 1.50%	2012	Jointly and severally with partner	Promissory note
Derby (2)	$ 11.0	LIBOR plus 2.75%	2011	Jointly and severally with partner	Promissory note
Sequoia	$ 5.8	LIBOR plus 0.75%	2012	Jointly and severally with partner	Promissory note
East Northport	$ 3.2	LIBOR plus 1.50%	2012	Jointly and severally with partner	Promissory note

(1)   The joint venture obtained an interest rate swap at 5.37% on $128.0 million of this debt.  The swap is designated as a cash flow hedge and is deemed highly effective; as such, adjustments to the swaps fair value are recorded at the joint venture level in other comprehensive income.

(2)   Subsequent to December 31, 2010, this property was sold to a third party, as such, the debt was repaid and the Company was relieved of this guarantee.

In connection with the construction of its development projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied.  These bonds expire upon the completion of the improvements and infrastructure.  As of December 31, 2010, the Company had approximately $45.3 million in performance and surety bonds outstanding.

Off-Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

The Company has investments in various unconsolidated real estate joint ventures with varying structures.  These joint ventures primarily operate either shopping center properties or are established for development projects.  Such arrangements are generally with third-party institutional investors, local developers and individuals. The properties owned by the joint ventures are primarily financed with individual non-recourse mortgage loans, however, the Company, on a selective basis, obtains unsecured financing for certain joint ventures.  These unsecured financings are guaranteed by the Company with guarantees from the joint venture partners for their proportionate amounts of any guaranty payment the Company is obligated to make (see guarantee table above).  Non-recourse mortgage debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the constituent members of the borrower, except for certain specified exceptions listed in the particular loan documents (See Note 8 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K).  These investments include the following joint ventures:

Venture	Kimco Ownership Interest	Number of Properties	Total GLA (in thousands)	Non-Recourse Mortgage Payable (in millions)	Recourse Notes Payable (in millions)	Number of Encumbered Properties	Average Interest Rate	Weighted Average Term (months)

KimPru (c)	15.0% (a)	65	11,339	$1,388.00	$ -	59	5.56%	59.8

RioCan Venture (k)	50.00%	45	9,287	$968.50	$ -	45	5.84%	52.0

KIR (d)	45.00%	59	12,593	$954.70	$ -	50	6.54%	53.1

KUBS (e)	17.9%(a)	43	6,260	$733.60	$ -	43	5.70%	54.8

InTown Suites (j)	(l)	138	N/A	$480.50	$ 147.5(b)	135	5.19%	46.8

BIG Shopping Centers (f)	36.50%	22	3,508	$407.20	$ -	17	5.47%	72.5

SEB Immobilien (h)	15.00%	11	1,473	$193.50	$ -	10	5.67%	71.4

CPP (g)	55.00%	5	2,137	$168.70	$ -	3	4.45%	39.3

Kimco Income Fund (i)	15.20%	12	1,534	$167.80	$ -	12	5.45%	44.7

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

(d)

Represents the Kimco Income Operating Partnership, L.P., formed in 1998.

(e)

Represents the Company’s joint ventures with UBS Wealth Management North American Property Fund Limited.

(f)     Represents the Company’s joint ventures with BIG Shopping Centers (TLV:BIG), an Israeli public company.

(g)    Represents the Company’s joint ventures with Canadian Pension Plan Investment Board (CPPIB)

(h)

Represents the Company’s joint ventures with SEB Immobilien Investment GmbH.

(i)

Represents the Kimco Income Fund, formed in 2004.

(j)

Represents the Company’s joint ventures with Westmont Hospitality Group.

(k)

Represents the Company’s joint ventures with RioCan Real Estate Investment Trust.

(l)

The Company’s share of this investment is subject to fluctuation and is dependent upon property cash flows.

The Company has various other unconsolidated real estate joint ventures with varying structures.  As of December 31, 2010, these other unconsolidated joint ventures had individual non-recourse mortgage loans aggregating approximately $2.3 billion and unsecured notes payable aggregating approximately $41.8 million.  The aggregate debt as of December 31, 2010 of all of the Company’s unconsolidated real estate joint ventures is approximately $8.0 billion, of which the Company’s share of this debt was approximately $3.0 billion.  These loans have scheduled maturities ranging from one month to 24 years and bear interest at rates ranging from 1.01% to 10.50% at December 31, 2010. Approximately $685.2 million of the outstanding loan balance matures in 2011, of which the Company’s share is approximately $252.9 million.  These maturing loans are anticipated to be repaid with operating cash flows, debt refinancing and partner capital contributions, as deemed appropriate. (See Note 8 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.)

Other Real Estate Investments

The Company previously provided capital to owners and developers of real estate properties through its Preferred Equity program. The Company accounts for its preferred equity investments under the equity method of accounting.  As of December 31, 2010, the Company’s net investment under the Preferred Equity Program was approximately $275.4 million relating to 171 properties. As of December 31, 2010, these preferred equity investment properties had individual non-recourse mortgage loans aggregating approximately $1.2 billion. Due to the Company’s preferred position in these investments, the Company’s share of each investment is subject to fluctuation and is dependent upon property cash flows. The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its invested capital.

Additionally, during July 2007, the Company invested approximately $81.7 million of preferred equity capital in a portfolio comprised of 403 net leased properties which are divided into 30 master leased pools with each pool leased to individual corporate operators.  These properties consist of a diverse array of free-standing restaurants, fast food restaurants, convenience and auto parts stores.  As of December 31, 2010, these properties were encumbered by third party loans aggregating approximately $403.2 million with interest rates ranging from 5.08% to 10.47% with a weighted average interest rate of 9.3% and maturities ranging from one year to 11 years.

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

As of December 31, 2010, 18 of these leveraged lease properties were sold, whereby the proceeds from the sales were used to pay down the mortgage debt by approximately $31.2 million.  As of December 31, 2010, the remaining 12 properties were encumbered by third-party non-recourse debt of approximately $33.4 million that is scheduled to fully amortize during the primary term of the lease from a portion of the periodic net rents receivable under the net lease. As an equity participant in the leveraged lease, the Company has no recourse obligation for principal or interest payments on the debt, which is collateralized by a first mortgage lien on the properties and collateral assignment of the lease.  Accordingly, this debt has been offset against the related net rental receivable under the lease.

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

Market and Economic Conditions; Real Estate and Retail Shopping Sector

In the U.S., economic and market conditions have stabilized. Credit conditions have continued to improve from the prior year with increased access and availability to secured mortgage debt and the unsecured bond and equity markets. However, there remains concern over high unemployment rates and an uncertain economic recovery in Europe.  These conditions have contributed to slow growth in the U.S. and international economies.

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

New Accounting Pronouncements

See Footnote 1 of the Company’s Consolidated Financial Statements included in this annual report on Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of December 31, 2010, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available.  Amounts include fair value purchase price allocation adjustments for assumed debt. The information is presented in U.S. dollar equivalents, which is the

Company’s reporting currency.  The instruments’ actual cash flows are denominated in U.S. dollars, Canadian dollars (CAD), Chilean Pesos (CLP) and Mexican pesos (MXP) as indicated by geographic description ($USD equivalent in millions).

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
U.S. Dollar Denominated

Secured Debt
Fixed Rate	$ 8.3	$ 125.2	$ 79.9	$ 199.0	$ 62.4	$ 457.1	$ 931.9	$ 1,000.5
Average Interest Rate	6.56%	6.25%	6.19%	6.44%	4.91%	6.46%	6.30%

Variable Rate	$ 27.0	$ 75.5	$ 2.9	$ 20.9	$ 5.9	$ -	$ 132.2	$ 138.2
Average Interest Rate	3.09%	3.94%	5.00%	2.17%	0.26%	0.00%	3.35%

Unsecured Debt
Fixed Rate	$ 88.0	$ 215.9	$ 275.8	$ 295.2	$ 350.0	$ 1,190.9	$ 2,415.8	$ 2,571.1
Average Interest Rate	4.82%	6.00%	5.41%	5.22%	5.29%	5.66%	5.53%

Variable Rate	$ 2.6	$ 132.4	$ -	$ -	$ -	$ -	$ 135.0	$ 134.5
Average Interest Rate	5.25%	1.02%	0.00%	0.00%	0.00%	0.00%	1.10%

CAD Denominated
Unsecured Debt
Fixed Rate	$ -	$ -	$ 200.4	$ -	$ -	$ 150.3	$ 350.7	$ 375.3
Average Interest Rate	0.00%	0.00%	5.18%	0.00%	0.00%	5.99%	5.53%

MXP Denominated
Unsecured Debt
Fixed Rate	$ -	$ -	$ 80.9	$ -	$ -	$ -	$ 80.9	$ 81.3
Average Interest Rate	0.00%	0.00%	8.58%	0.00%	0.00%	0.00%	8.58%

CLP Denominated
Secured Debt
Variable Rate	$ -	$ -	$ -	$ -	$ -	$ 12.5	$ 12.5	$ 14.3
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	0.00%	5.79%	5.79%

Based on the Company’s variable-rate debt balances, interest expense would have increased by approximately $2.8 million in 2010 if short-term interest rates were 1.0% higher.

The following table presents the Company’s foreign investments as of December 31, 2010.  Investment amounts are shown in their respective local currencies and the U.S. dollar equivalents:

Foreign Investment (in millions)
Country	Local Currency	US Dollars
Mexican real estate investments (MXP)	8,715.0	$705.7
Canadian real estate joint venture and marketable securities investments (CAD)	391.6	$392.5
Australian marketable securities investments (Australian Dollar)	196.0	$182.3
Chilean real estate investments (CLP)	18,178.1	$27.7
Brazilian real estate investments (Brazilian Real)	55.7	$33.4
Peruvian real estate investments (Peruvian Nuevo Sol)	7.1	$2.5

The foreign currency exchange risk has been partially mitigated, but not eliminated, through the use of local currency denominated debt.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  As of December 31, 2010, the Company has no other material exposure to market risk.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2010 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to “Proposal 1—Election of Directors,” “Corporate Governance,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference to “Compensation Discussion and Analysis,” “Executive Compensation Committee Report,” “Compensation Tables” and “Compensation of Directors” in our Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Tables” in our Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to “Independent Registered Public Accountants” in our Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements – The following consolidated financial information is included as a separate section of this annual report on Form 10-K.		Form10-K Report Page

Report of Independent Registered Public Accounting Firm		41

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2010 and 2009		42

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008		43

Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2009 and 2008		44

Consolidated Statements of Changes in Equity for the years ended December 31, 2010, 2009 and 2008		45

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008		46

Notes to Consolidated Financial Statements		47

2. Financial Statement Schedules -

Schedule II -	Valuation and Qualifying Accounts	95
Schedule III -	Real Estate and Accumulated Depreciation	96
Schedule IV -	Mortgage Loans on Real Estate	112

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

3. Exhibits -

The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.		37

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith	Page Number
3.1(a)	Articles of Restatement of the Company, dated January 14, 2011	—	—	—	—	X	113
3.1(b)	Articles Supplementary of the Company dated November 8, 2010	—	—	—	—	X	156
3.2	Amended and Restated By-laws of the Company, dated February 25, 2009	10-K	1-10899	02/27/09	3.2
4.1	Agreement of the Company pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K	S-11	333-42588	09/11/91	4.1
4.2	Form of Certificate of Designations for the Preferred Stock	S-3	333-67552	09/10/93	4(d)
4.3	Indenture dated September 1, 1993, between Kimco Realty Corporation and Bank of New York (as successor to IBJ Schroder Bank and Trust Company)	S-3	333-67552	09/10/93	4(a)
4.4	First Supplemental Indenture, dated as of August 4, 1994	10-K	1-10899	03/28/96	4.6
4.5	Second Supplemental Indenture, dated as of April 7, 1995	8-K	1-10899	04/07/95	4(a)
4.6	Indenture dated April 1, 2005, between Kimco North Trust III, Kimco Realty Corporation, as guarantor and BNY Trust Company of Canada, as trustee	8-K	1-10899	04/25/05	4.1
4.7	Third Supplemental Indenture, dated as of June 2, 2006	8-K	1-10899	06/05/06	4.1
4.8	Fifth Supplemental Indenture, dated as of October 31, 2006, among Kimco Realty Corporation, Pan Pacific Retail Properties, Inc. and Bank of New York Trust Company, N.A., as trustee	8-K	1-10899	11/03/06	4.1
4.9	First Supplemental Indenture, dated as of October 31, 2006, among Kimco Realty Corporation, Pan Pacific Retail Properties, Inc. and Bank of New York Trust Company, N.A., as trustee	8-K	1-10899	11/03/06	4.2
4.10	First Supplemental Indenture, dated as of June 2, 2006, among Kimco North Trust III, Kimco Realty Corporation, as guarantor and BNY Trust Company of Canada, as trustee	10-K	1-10899	02/28/07	4.12
4.11	Second Supplemental Indenture, dated as of August 16, 2006, among Kimco North Trust III, Kimco Realty Corporation, as guarantor and BNY Trust Company of Canada, as trustee	10-K	1-10899	02/28/07	4.13
4.12	Fifth Supplemental Indenture, dated September 24, 2009, between Kimco Realty Corporation and The Bank of New York Mellon, as trustee	8-K	1-10899	09/24/09	4.1
10.1	Amended and Restated Stock Option Plan	10-K	1-10899	03/28/95	10.3
10.2	$1.5 Billion Credit Agreement, dated as of October 25, 2007, among Kimco Realty Corporation and each of the parties named therein	10-K/A	1-10899	08/17/10	10.6
10.3	Employment Agreement between Kimco Realty Corporation and David B. Henry, dated March 8, 2007	8-K	1-10899	03/21/07	10.1
10.4	CAD $250,000,000 Amended and Restated Credit Facility, dated January 11, 2008, with Royal Bank of Canada as issuing lender and administrative agent and various lenders	10-K	1-10899	02/28/08	10.25
10.5	Second Amended and Restated 1998 Equity Participation Plan of Kimco Realty Corporation (restated February 25, 2009)	10-K	1-10899	02/27/09	10.9
10.6	Employment Agreement between Kimco Realty Corporation and Michael V. Pappagallo, dated November 3, 2008	8-K	1-10899	11/10/08	10.1
10.7	Amendment to Employment Agreement between Kimco Realty Corporation and David B. Henry, dated December 17, 2008	8-K	1-10899	01/07/09	10.1
10.8	Amendment to Employment Agreement between Kimco Realty Corporation and Michael V. Pappagallo, dated December 17, 2008	8-K	1-10899	01/07/09	10.2
10.9	Form of Indemnification Agreement	10-K	1-10899	02/27/09	10.16
10.10	Employment Agreement between Kimco Realty Corporation and Glenn G. Cohen, dated February 25, 2009	10-K	1-10899	02/27/09	10.17

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith	Page Number
10.11	$650 Million Credit Agreement, dated as of August 26, 2008, among PK Sale LLC, as borrower, PRK Holdings I LLC, PRK Holdings II LLC and PK Holdings III LLC, as guarantors, Kimco Realty Corporation as guarantor and each of the parties named therein	10-K/A	1-10899	08/17/10	10.17
10.12	1 billion MXP Credit Agreement, dated as of March 3, 2008, among KRC Mexico Acquisition, LLC, as borrower, Kimco Realty Corporation, as guarantor and each of the parties named therein	10-K/A	1-10899	08/17/10	10.18
10.13	Second Amendment to Employment Agreement between Kimco Realty Corporation and David B. Henry, dated March 15, 2010	8-K	1-10899	03/19/10	10.1
10.14	Second Amendment to Employment Agreement between Kimco Realty Corporation and Michael V. Pappagallo, dated March 15, 2010	8-K	1-10899	03/19/10	10.3
10.15	Amendment to Employment Agreement between Kimco Realty Corporation and Glenn G. Cohen, dated March 15, 2010	8-K	1-10899	03/19/10	10.4
10.16	Kimco Realty Corporation Executive Severance Plan, dated March 15, 2010	8-K	1-10899	03/19/10	10.5
10.17	Letter Agreement between Kimco Realty Corporation and David B. Henry, dated March 15, 2010	8-K	1-10899	03/19/10	10.6
10.18	Kimco Realty Corporation 2010 Equity Participation Plan	8-K	1-10899	03/19/10	10.7
10.19	Form of Performance Share Award Grant Notice and Performance Share Award Agreement	8-K	1-10899	03/19/10	10.8
10.20	Underwriting Agreement, dated April 6, 2010, by and among Kimco Realty Corporation, Kimco North Trust III, and each of the parties named therein	10-Q	1-10899	05/07/10	99.1
10.21	Third Supplemental Indenture, dated as of April 13, 2010, among Kimco Realty Corporation, as guarantor, Kimco North Trust III, as issuer and BNY Trust Company of Canada, as trustee	10-Q	1-10899	05/07/10	99.2
10.22	Credit Agreement, dated as of April 17, 2009, among Kimco Realty Corporation and each of the parties named therein	10-K/A	1-10899	08/17/10	10.19
10.23	Underwriting Agreement, dated August 23, 2010, by and among Kimco Realty Corporation and each of the parties named therein	8-K	1-10899	08/24/10	1.1
12.1	Computation of Ratio of Earnings to Fixed Charges	—	—	—	—	X	158
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	—	—	—	—	X	159
21.1	Subsidiaries of the Company	—	—	—	—	X	160
23.1	Consent of PricewaterhouseCoopers LLP	—	—	—	—	X	168
31.1	Certification of the Company’s Chief Executive Officer, David B. Henry, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X	169
31.2	Certification of the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X	170
32.1	Certification of the Company’s Chief Executive Officer, David B. Henry, and the Company’s Chief Financial Officer, Glenn G. Cohen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X	171
99.1	Property Chart	—	—	—	—	X	172
101.INS	XBRL Instance Document	—	—	—	—	X
101.SCH	XBRL Taxonomy Extension Schema	—	—	—	—	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	—	—	—	—	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	—	—	—	—	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	—	—	—	—	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMCO REALTY CORPORATION

By:

/s/ David B. Henry

David B. Henry

Chief Executive Officer

Dated:   February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Milton Cooper	Executive Chairman of the Board of Directors	February 25, 2011
Milton Cooper

/s/ David B. Henry	Chief Executive Officer and Vice Chairman of	February 25, 2011
David B. Henry	the Board of Directors

/s/ Richard G. Dooley	Director	February 25, 2011
Richard G. Dooley

/s/ Joe Grills	Director	February 25, 2011
Joe Grills

/s/ F. Patrick Hughes	Director	February 25, 2011
F. Patrick Hughes

/s/ Frank Lourenso	Director	February 25, 2011
Frank Lourenso

/s/ Richard Saltzman	Director	February 25, 2011
Richard Saltzman

/s/ Philip Coviello	Director	February 25, 2011
Philip Coviello

/s/ Michael V. Pappagallo	Executive Vice President -	February 25, 2011
Michael V. Pappagallo	Chief Operating Officer

/s/ Glenn G. Cohen	Executive Vice President -	February 25, 2011
Glenn G. Cohen	Chief Financial Officer and
Treasurer

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15 (a) (1) and (2)

INDEX TO FINANCIAL STATEMENTS

AND

FINANCIAL STATEMENT SCHEDULES

		Form10-K Page

KIMCO REALTY CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm		41

Consolidated Financial Statements and Financial Statement Schedules:

Consolidated Balance Sheets as of December 31, 2010 and 2009		42

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008		43

Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2009 and 2008		44

Consolidated Statements of Changes in Equity for the years ended December 31, 2010, 2009 and 2008		45

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008		46

Notes to Consolidated Financial Statements		47

Financial Statement Schedules:

II.	Valuation and Qualifying Accounts	95
III.	Real Estate and Accumulated Depreciation	96
IV.	Mortgage Loans on Real Estate	112

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Kimco Realty Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kimco Realty Corporation and its subsidiaries (collectively, the "Company") at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 28, 2011

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	December 31,	December 31,
	2010	2009
Assets:
Real Estate
Rental property
Land	$1,837,348	$1,937,428
Building and improvements	6,420,405	6,479,128
	8,257,753	8,416,556
Less, accumulated depreciation and amortization	(1,549,380)	(1,343,148)
	6,708,373	7,073,408
Real estate under development	335,007	465,785
Real estate, net	7,043,380	7,539,193
Investments and advances in real estate joint ventures	1,382,749	1,103,625
Other real estate investments	418,564	553,244
Mortgages and other financing receivables	108,493	131,332
Cash and cash equivalents	125,154	122,058
Marketable securities	223,991	209,593
Accounts and notes receivable	130,536	113,610
Deferred charges and prepaid expenses	147,048	160,995
Other assets	253,960	249,429
Total assets	$9,833,875	$10,183,079

Liabilities & Stockholders' Equity:
Notes payable	$2,982,421	$3,000,303
Mortgages payable	1,046,313	1,388,259
Construction loans payable	30,253	45,821
Accounts payable and accrued expenses	154,482	142,670
Dividends payable	89,037	76,707
Other liabilities	275,023	311,037
Total liabilities	4,577,529	4,964,797
Redeemable noncontrolling interests	95,060	100,304
Commitments and contingencies

Stockholders' equity:
Preferred Stock, $1.00 par value, authorized 3,092,000 and 3,232,000 shares, respectively
Class F Preferred Stock, $1.00 par value, authorized 700,000 shares Issued and outstanding 700,000 shares Aggregate liquidation preference $175,000	700	700
Class G Preferred Stock, $1.00 par value, authorized 184,000 shares Issued and outstanding 184,000 shares Aggregate liquidation preference $460,000	184	184
Class H Preferred Stock, $1.00 par value, authorized 70,000 shares Issued and outstanding 70,000 shares Aggregate liquidation preference $175,000	70	-
Common stock, $.01 par value, authorized 750,000,000 shares Issued and outstanding 406,423,514, and 405,532,566, shares, respectively.	4,064	4,055
Paid-in capital	5,469,841	5,283,204
Cumulative distributions in excess of net income	(515,164)	(338,738)
	4,959,695	4,949,405
Accumulated other comprehensive income	(23,853)	(96,432)
Total stockholders' equity	4,935,842	4,852,973
Noncontrolling interests	225,444	265,005
Total equity	5,161,286	5,117,978
Total liabilities and equity	$9,833,875	$10,183,079

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues from rental property	$849,549	$773,423	$751,196
Rental property expenses:
Rent	(14,076)	(13,874)	(13,147)
Real estate taxes	(116,288)	(110,432)	(96,856)
Operating and maintenance	(122,584)	(108,518)	(103,761)
Impairment of property carrying values	(3,502)	(36,700)	-
Mortgage and other financing income	9,405	14,956	18,333
Management and other fee income	39,922	42,452	47,627
Depreciation and amortization	(238,474)	(226,608)	(204,809)
General and administrative expenses	(109,201)	(108,043)	(114,941)
Interest, dividends and other investment income	21,256	33,098	56,119
Other (expense)/income, net	(4,277)	5,577	389
Interest expense	(226,388)	(208,018)	(212,198)
Early extinguishment of debt charges	(10,811)	-	-
Income from other real estate investments	43,345	36,180	87,621
Gain on sale of development properties	2,130	5,751	36,565
Impairments:
Real estate under development	(11,700)	(2,100)	(13,613)
Investments in other real estate investments	(13,442)	(49,279)	-
Marketable securities and other investments	(5,266)	(30,050)	(118,416)
Investments in real estate joint ventures	-	(43,658)	(15,500)
Income/(loss) from continuing operations before income taxes and equity in income of joint ventures	89,598	(25,843)	104,609
(Provision)/benefit for income taxes, net	(3,415)	30,144	11,645
Equity in income of joint ventures, net	55,705	6,309	132,208
Income from continuing operations	141,888	10,610	248,462
Discontinued operations:
Income from discontinued operating properties, net of tax	20,379	4,604	6,740
Loss/impairments on operating properties held for sale/sold, net of tax	(4,925)	(13,441)	(598)
Gain on disposition of operating properties, net of tax	1,932	421	20,018
Income/(loss) from discontinued operations, net of tax	17,386	(8,416)	26,160
(Loss)/gain on transfer of operating properties	(57)	26	1,195
Gain on sale of operating properties	2,434	3,841	587
Total net gain on transfer or sale of operating properties	2,377	3,867	1,782
Net income	161,651	6,061	276,404
Net income attributable to noncontrolling interests	(18,783)	(10,003)	(26,502)
Net income/(loss) attributable to the Company	142,868	(3,942)	249,902
Preferred stock dividends	(51,346)	(47,288)	(47,288)
Net income/(loss) available to common shareholders	$91,522	$(51,230)	$202,614
Per common share:
Income/(loss) from continuing operations:
-Basic	$0.19	$(0.12)	$0.69
-Diluted	$0.19	$(0.12)	$0.69
Net income/(loss) attributable to the Company:
-Basic	$0.22	$(0.15)	$0.79
-Diluted	$0.22	$(0.15)	$0.78
Weighted average shares:
-Basic	405,827	350,077	257,811
-Diluted	406,201	350,077	258,843
Amounts attributable to the Company's common shareholders:
Income/(loss) from continuing operations, net of tax	$79,072	$(42,655)	$177,760
Income/(loss) from discontinued operations	12,450	(8,575)	24,854
Net Income/(loss)	$91,522	$(51,230)	$202,614

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2010	2009	2008

Net income	$161,651	$6,061	$276,404
Other comprehensive income:
Change in unrealized gain/(loss) on marketable securities	37,006	43,662	(71,535)
Change in unrealized loss on interest rate swaps	(420)	(233)	(170)
Change in foreign currency translation adjustment	52,849	20,658	(149,836)

Other comprehensive income/(loss)	89,435	64,087	(221,541)

Comprehensive income	251,086	70,148	54,863
Comprehensive (income)/loss attributable to noncontrolling interests	(35,639)	9,019	(17,801)
Comprehensive income attributable to the Company	$215,447	$79,167	$37,062

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands)

	Retained Earnings/ (Cumulative Distributions in Excess of Net Income)	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Total Stockholders' Equity	Noncontrolling Interest	Total Equity	Comprehensive Income
Balance, January 1, 2008	$180,005	$33,299	$884	$2,528	$3,677,509	$3,894,225	$274,916	$4,169,141
Contributions from noncontrolling interests	-	-	-	-	-	-	92,490	92,490
Comprehensive income:
Net income	249,902	-	-	-	-	249,902	26,502	276,404	$276,404
Other comprehensive income, net of tax:
Change in unrealized loss on marketable securities	-	(71,535)	-	-	-	(71,535)	-	(71,535)	(71,535)
Change in unrealized loss on interest rate swaps	-	(170)	-	-	-	(170)	-	(170)	(170)
Change in foreign currency translation adjustment	-	(141,135)	-	-	-	(141,135)	(8,701)	(149,836)	(149,836)
Comprehensive income									$54,863
Redeemable noncontrolling interest	-	-	-	-	-	-	(7,906)	(7,906)
Dividends ($1.64 per common share; $1.6625 per Class F Depositary Share, and $1.9375 per Class G Depositary Share, respectively)	(488,069)	-	-	-	-	(488,069)	-	(488,069)
Distributions to noncontrolling interests	-	-	-	-	-	-	(77,460)	(77,460)
Unit redemptions	-	-	-	-	-	-	(80,000)	(80,000)
Issuance of units	-	-	-	-	-	-	1,194	1,194
Issuance of common stock	-	-	-	164	486,709	486,873	-	486,873
Exercise of common stock options	-	-	-	19	41,330	41,349	-	41,349
Amortization of equity awards	-	-	-	-	12,258	12,258	-	12,258
Balance, December 31, 2008	(58,162)	(179,541)	884	2,711	4,217,806	3,983,698	221,035	4,204,733

Contributions from noncontrolling interests	-	-	-	-	-	-	73,601	73,601
Comprehensive income:
Net (loss)/income	(3,942)	-	-	-	-	(3,942)	10,003	6,061	$6,061
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	43,662	-	-	-	43,662	-	43,662	43,662
Change in unrealized loss on interest rate swaps	-	(233)	-	-	-	(233)	-	(233)	(233)
Change in foreign currency translation adjustment	-	39,680	-	-	-	39,680	(19,022)	20,658	20,658
Comprehensive income									$70,148
Redeemable noncontrolling interest	-	-	-	-	-	-	(6,429)	(6,429)
Dividends ($0.72 per common share; $1.6625 per Class F Depositary Share, and $1.9375 per Class G Depositary Share, respectively)	(276,634)	-	-	-	-	(276,634)	-	(276,634)
Distributions to noncontrolling interests	-	-	-	-	-	-	(9,626)	(9,626)
Issuance of units	-	-	-	-	-	-	126	126
Unit redemptions	-	-	-	-	-	-	(346)	(346)
Issuance of common stock	-	-	-	1,343	1,064,919	1,066,262	-	1,066,262
Exercise of common stock options	-	-	-	1	1,234	1,235	-	1,235
Transfers from noncontrolling interests		-	-	-	(11,126)	(11,126)	(4,337)	(15,463)
Amortization of equity awards	-	-	-	-	10,371	10,371	-	10,371
Balance, December 31, 2009	(338,738)	(96,432)	884	4,055	5,283,204	4,852,973	265,005	5,117,978

Contributions from noncontrolling interests	-	-	-	-	-	-	2,721	2,721
Comprehensive income:
Net income	142,868	-	-	-	-	142,868	18,783	161,651	$161,651
Other comprehensive income, net of tax:
Change in unrealized gain on marketable securities	-	37,006	-	-	-	37,006	-	37,006	37,006
Change in unrealized loss on interest rate swaps	-	(420)	-	-	-	(420)	-	(420)	(420)
Change in foreign currency translation adjustment	-	35,993	-	-	-	35,993	16,856	52,849	52,849
Comprehensive income									$251,086
Redeemable noncontrolling interests	-	-	-	-	-	-	(6,500)	(6,500)
Dividends ($0.66 per common share; $1.6625 per Class F Depositary Share, $1.9375 per Class G Depositary share and $0.5798 per Class H Depositary share, respectively)	(319,294)	-	-	-	-	(319,294)	-	(319,294)
Distributions to noncontrolling interests	-	-	-	-	-	-	(64,658)	(64,658)
Issuance of common stock	-	-	-	3	4,426	4,429	-	4,429
Issuance of preferred stock	-	-	70	-	169,114	169,184	-	169,184
Exercise of common stock options	-	-	-	6	8,561	8,567	-	8,567
Acquisition of noncontrolling interests	-	-	-	-	(7,196)	(7,196)	(6,763)	(13,959)
Amortization of equity awards	-	-	-	-	11,732	11,732	-	11,732
Balance, December 31, 2010	$(515,164)	$(23,853)	$954	$4,064	$5,469,841	$4,935,842	$225,444	$5,161,286

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flow from operating activities:
Net income	$161,651	$6,061	$276,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	247,637	227,776	206,518
Loss on operating properties held for sale/sold/transferred	57	285	598
Impairment charges	39,121	175,087	147,529
Gain on sale of development properties	(2,130)	(5,751)	(36,565)
Gain on sale/transfer of operating properties	(4,366)	(4,666)	(21,800)
Equity in income of joint ventures, net	(55,705)	(6,309)	(132,208)
Income from other real estate investments	(39,642)	(30,039)	(79,099)
Distributions from joint ventures	162,860	136,697	261,993
Cash retained from excess tax benefits	(103)	-	(1,958)
Change in accounts and notes receivable	(17,388)	(19,878)	(9,704)
Change in accounts payable and accrued expenses	15,811	4,101	(1,983)
Change in other operating assets and liabilities	(27,868)	(79,782)	(42,126)
Net cash flow provided by operating activities	479,935	403,582	567,599
Cash flow from investing activities:
Acquisition of and improvements to operating real estate	(182,482)	(374,501)	(266,198)
Acquisition of and improvements to real estate under development	(41,975)	(143,283)	(388,991)
Investment in marketable securities	(9,041)	-	(263,985)
Proceeds from sale of marketable securities	30,455	80,586	52,427
Proceeds from transferred operating/development properties	-	-	32,400
Investments and advances to real estate joint ventures	(138,796)	(109,941)	(219,913)
Reimbursements of advances to real estate joint ventures	85,205	99,573	118,742
Other real estate investments	(12,528)	(12,447)	(77,455)
Reimbursements of advances to other real estate investments	30,861	18,232	71,762
Investment in mortgage loans receivable	(2,745)	(7,657)	(68,908)
Collection of mortgage loans receivable	27,587	48,403	54,717
Other investments	(4,004)	(4,247)	(25,466)
Reimbursements of other investments	8,792	4,935	23,254
Proceeds from sale of operating properties	238,746	34,825	120,729
Proceeds from sale of development properties	7,829	22,286	55,535
Net cash flow provided by (used for) investing activities	37,904	(343,236)	(781,350)
Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(226,155)	(437,710)	(88,841)
Principal payments on rental property debt	(23,645)	(16,978)	(14,047)
Principal payments on construction loan financings	(30,383)	(255,512)	(30,814)
Proceeds from mortgage/construction loan financings	13,960	433,221	76,025
Borrowings under revolving unsecured credit facilities	42,390	351,880	812,329
Repayment of borrowings under unsecured revolving credit facilities	(53,699)	(928,572)	(281,056)
Proceeds from issuance of unsecured term loan/notes	449,720	520,000	-
Repayment of unsecured term loan/notes	(471,725)	(428,701)	(125,000)
Financing origination costs	(5,330)	(13,730)	(3,300)
Redemption of noncontrolling interests	(80,852)	(31,783)	(66,803)
Dividends paid	(306,964)	(331,024)	(469,024)
Cash retained from excess tax benefits	103	-	1,958
Proceeds from issuance of stock	177,837	1,064,444	451,002
Net cash flow (used for) provided by financing activities	(514,743)	(74,465)	262,429
Change in cash and cash equivalents	3,096	(14,119)	48,678
Cash and cash equivalents, beginning of year	122,058	136,177	87,499
Cash and cash equivalents, end of year	$125,154	$122,058	$136,177
Interest paid during the period (net of capitalized interest of $14,730, $21,465, and $28,753, respectively)	$242,033	$204,672	$217,629
Income taxes paid during the period	$2,596	$4,773	$29,652

The accompanying notes are an integral part of these consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts relating to the number of buildings, square footage, tenant and occupancy data, joint venture debt average interest rates and terms and estimated project costs are unaudited.

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

Additionally, in connection with the Tax Relief Extension Act of 1999 (the "RMA"), which became effective January 1, 2001, the Company is permitted to participate in activities which it was precluded from previously in order to maintain its qualification as a Real Estate Investment Trust ("REIT"), so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Internal Revenue Code, as amended (the "Code"), subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries, has been engaged in various retail real estate related opportunities including (i) ground-up development projects through its wholly-owned taxable REIT subsidiaries (“TRS”), which were primarily engaged in the ground-up development of neighborhood and community shopping centers and the subsequent sale thereof upon completion, (ii) retail real estate management and disposition services which primarily focuses on leasing and disposition strategies of retail real estate controlled by both healthy and distressed and/or bankrupt retailers and (iii) acting as an agent or principal in connection with tax deferred exchange transactions.

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property and a large tenant base.  At December 31, 2010, the Company's single largest neighborhood and community shopping center accounted for only 0.8% of the Company's annualized base rental revenues and only 1.0% of the Company’s total shopping center gross leasable area ("GLA") including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.  At December 31, 2010, the Company’s five largest tenants were The Home Depot, TJX Companies, Wal-Mart, Sears Holdings and Best Buy which represented approximately 3.0%, 2.8%, 2.4%, 2.3% and 1.6%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

The principal business of the Company and its consolidated subsidiaries is the ownership, management, development and operation of retail shopping centers, including complementary services that capitalize on the Company’s established retail real estate expertise.  The Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance.  Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period.  The most significant assumptions and estimates relate to the valuation of real estate and related intangible assets and liabilities, equity method investments, marketable securities and other investments, including the assessment of impairments, as well as, depreciable lives, revenue recognition, the collectability of trade accounts receivable, realizability of deferred tax assets and the assessment of uncertain tax positions.  Application of these assumptions requires the exercise of judgment as to future uncertainties, and, as a result, actual results could differ from these estimates.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company’s estimated fair values are based upon a discounted cash flow model for each specific property that includes all estimated cash inflows and outflows over a specified holding period and, where applicable, any estimated debt premiums. Capitalization rates, discount rates and credit spreads utilized in these models are based upon rates that the Company believes to be within a reasonable range of current market rates for each respective property.

Other Real Estate Investments

Other real estate investments primarily consist of preferred equity investments for which the Company provides capital to owners and developers of real estate.  The Company typically accounts for its preferred equity investments on the equity method of accounting, whereby earnings for each investment are recognized in accordance with each respective investment agreement and based upon an allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

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

The Company’s estimated fair values are based upon a discounted cash flow model for each specific property that includes all estimated cash inflows and outflows over a specified holding period and, where applicable, any estimated debt premiums. Capitalization rates, discount rates and credit spreads utilized in these models are based upon rates that the Company believes to be within a reasonable range of current market rates for each respective property.

Mortgages and Other Financing Receivables

Mortgages and other financing receivables consist of loans acquired and loans originated by the Company. Borrowers of these loans are primarily experienced owners, operators or developers of commercial real estate.  Loan receivables are recorded at stated principal amounts, net of any discount or premium or deferred loan origination costs or fees. The related discounts or premiums on mortgages and other loans purchased are amortized or accreted over the life of the related loan receivable. The Company defers certain loan origination and commitment fees, net of certain origination costs, and amortizes them as an adjustment of the loan’s yield over the term of the related loan. The Company evaluates the collectability of both interest and principal on each loan to determine whether it is impaired. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due under the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the value of the underlying collateral if the loan is collateralized. Interest income on performing loans is accrued as earned. Interest income on impaired loans is recognized on a cash basis. The Company does not provide for an additional allowance for loan losses based on the grouping of loans as the Company believes the characteristics of the loans are not sufficiently similar to allow an evaluation of these loans as a group for a possible loan loss allowance. As such, all of the Company’s loans are evaluated individually for this purpose.

Cash and Cash Equivalents

Cash and cash equivalents (demand deposits in banks, commercial paper and certificates of deposit with original maturities of three months or less) includes tenants' security deposits, escrowed funds and other restricted deposits approximating $3.9 million and $18.3 million as of December 31, 2010 and 2009, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

All debt securities are generally classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity.  It is more likely than not that the Company will not be required to sell the debt security before its anticipated recovery and the Company expects to recover the security’s entire amortized cost basis even if the entity does not intend to sell. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity.  Debt securities which contain conversion features generally are classified as available-for-sale.

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

Deferred Leasing and Financing Costs

Costs incurred in obtaining tenant leases and long-term financing, included in deferred charges and prepaid expenses in the accompanying Consolidated Balance Sheets, are amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related leases or debt agreements, as applicable.  Such capitalized costs include salaries and related costs of personnel directly involved in successful leasing efforts.

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

Management and other fee income consists of property management fees, leasing fees, property acquisition and disposition fees, development fees and asset management fees. These fees arise from contractual agreements with third parties or with entities in which the Company has a noncontrolling interest.  Management and other fee income, including acquisition and disposition fees, are recognized as earned under the respective agreements.  Management and other fee income related to partially owned entities are recognized to the extent attributable to the unaffiliated interest.

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

The Company makes estimates of the uncollectability of its accounts receivable related to base rents, straight-line rent, expense reimbursements and other revenues.  The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.  The Company’s reported net earnings is directly affected by management’s estimate of the collectability of accounts receivable.

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

The Company applies the FASB’s guidance relating to uncertainty in income taxes recognized in a company’s financial statements.  Under this guidance the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The guidance on accounting for uncertainty in income taxes also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods.

Foreign Currency Translation and Transactions

Assets and liabilities of the Company’s foreign operations are translated using year-end exchange rates, and revenues and expenses are translated using exchange rates as determined throughout the year.  Gains or losses resulting from translation are included in OCI, as a separate component of the Company’s stockholders’ equity.  Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions.  The effect of the transactions gain or loss is included in the caption Other (expense)/income, net in the Consolidated Statements of Operations.

Derivative/Financial Instruments

The Company measures its derivative instruments at fair value and records them in the Consolidated Balance Sheet as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract.  The accounting for changes in the fair value of the derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under the Derivatives and Hedging guidance issued by the FASB.

Noncontrolling Interests

The Company accounts for noncontrolling interests in accordance with the Consolidation guidance and the Distinguishing Liabilities from Equity guidance issued by the FASB. Noncontrolling interests represent the portion of equity that the Company does not own in those entities it consolidates. The Company identifies its noncontrolling interests separately within the equity section on the Company’s Consolidated Balance Sheets. The amounts of consolidated net earnings attributable to the Company and to the noncontrolling interests are presented separately on the Company’s Consolidated Statements of Operations.

Noncontrolling interests also includes amounts related to partnership units issued by consolidated subsidiaries of the Company in connection with certain property acquisitions. These units have a stated redemption value or a defined redemption amount based upon the trading price of the Company’s common stock and provides the unit holders various rates of return during the holding period. The unit holders generally have the right to redeem their units for cash at any time after one year from issuance. For convertible units, the Company typically has the option to settle redemption amounts in cash or common stock.

The Company evaluates the terms of the partnership units issued in accordance with the FASB’s Distinguishing Liabilities from Equity guidance. Units which embody an unconditional obligation requiring the Company to redeem the units for cash at a specified or determinable date (or dates) or upon an event that is certain to occur are determined to be mandatorily redeemable under this guidance and are included as Redeemable noncontrolling interest and classified within the mezzanine section between Total liabilities and Stockholder’s equity on the Company’s Consolidated Balance Sheets. Convertible units for which the Company has the option to settle redemption amounts in cash or Common Stock are included in the caption Noncontrolling interest within the equity section on the Company’s Consolidated Balance Sheets.

Earnings Per Share

The following table sets forth the reconciliation of earnings and the weighted-average number of shares used in the calculation of basic and diluted earnings/(loss) per share (amounts presented in thousands, except per share data):

	2010	2009	2008
Computation of Basic Earnings/(Loss) Per Share:
Income from continuing operations	$141,888	$10,610	$248,462
Total net gain on transfer or sale of operating properties	2,377	3,867	1,782
Net income attributable to noncontrolling interests	(18,783)	(10,003)	(26,502)
Discontinued operations attributable to noncontrolling interests	4,936	159	1,306
Preferred stock dividends	(51,346)	(47,288)	(47,288)
Income/(loss) from continuing operations available to the common shareholders	79,072	(42,655)	177,760
Earnings attributable to unvested restricted shares	(375)	(258)	(143)
Income/(loss) from continuing operations attributable to common shareholders	78,697	(42,913)	177,617
Income/(loss) from discontinued operations attributable to the Company	12,450	(8,575)	24,854
Net income/(loss) attributable to the Company’s common shareholders for basic earnings per share	$91,147	$(51,488)	$202,471

Weighted average common shares Outstanding	405,827	350,077	257,811

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Basic Earnings/(Loss) Per Share Attributable to the Company’s Common Shareholders:
Income/(loss) from continuing operations	$0.19	$(0.12)	$0.69
Income/(loss) from discontinued operations	0.03	(0.03)	0.10
Net income/(loss)	$0.22	$(0.15)	$0.79

Computation of Diluted Earnings/(Loss) Per Share:
Income/(loss) from continuing operations attributable to common shareholders	$78,697	$(42,913)	$177,617
Distributions on convertible units (a)	-	-	18
Income(loss) from continuing operations attributable to common shareholders for diluted earnings per share	78,697	(42,913)	177,635
Income/(loss) from discontinued operations attributable to the Company	12,450	(8,575)	24,854
Net Income/(loss) attributable to common shareholders for diluted earnings per share	$91,147	$(51,488)	$202,489

Weighted average common shares outstanding – basic	405,827	350,077	257,811
Effect of dilutive securities: Equity awards	374	-	999
Assumed conversion of convertible units (a)	-	-	33
Shares for diluted earnings per common share	406,201	350,077	258,843

Diluted Earnings/(Loss) Per Share Attributable to the Company’s Common Shareholders:
Income/(loss) from continuing operations	$0.19	$(0.12)	$0.69
Income/(loss) from discontinued operations	0.03	(0.03)	0.09
Net income/(loss)	$0.22	$(0.15)	$0.78

(a)    The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of Income/(loss) from continuing operations per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations.

In addition, there were 12,085,874, 15,870,967 and 13,731,767, stock options that were anti-dilutive as of December 31, 2010, 2009 and 2008, respectively.

Stock Compensation

The Company maintains two equity participation plans, the Second Amended and Restated 1998 Equity Participation Plan (the “Prior Plan”) and the 2010 Equity Participation Plan (the “2010 Plan”) (collectively, the “Plans”).  The Prior Plan provides for a maximum of 47,000,000 shares of the Company’s common stock to be issued for qualified and non-qualified options and restricted stock grants.  The 2010 Plan provides for a maximum of 5,000,000 shares of the Company’s common stock to be issued for qualified and non-qualified options, restricted stock, performance awards and other awards, plus the number of shares of common stock which are or become available for issuance under the Prior Plan and which are not thereafter issued under the Prior Plan, subject to certain conditions.   Unless otherwise determined by the Board of Directors at its sole discretion, options granted under the Plans generally vest ratably over a range of three to five years, expire ten years from the date of grant and are exercisable at the market price on the date of grant. Restricted stock grants generally vest (i) 100% on the fourth or fifth anniversary of the grant, (ii) ratably over three or four years or (iii) over three years at 50% after two years and 50% after the third year.  Performance share awards may provide a right to receive shares of restricted stock based on the Company’s performance relative to its peers, as defined, or based on other performance criteria as determined by the Board of Directors.  In addition, the Plans provide for the granting of certain options and restricted stock to each of the Company’s non-employee directors (the “Independent Directors”) and permits such Independent Directors to elect to receive deferred stock awards in lieu of directors’ fees.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company accounts for equity awards in accordance with the FASB’s Stock Compensation guidance which requires that all share based payments to employees, be recognized in the statement of operations over the service period based on their fair values. Fair value is determined, depending on the type of award, using either the Black-Scholes option pricing formula or the Monte Carlo method, both of which are intended to estimate the fair value of the awards at the grant date. (See footnote 23 for additional disclosure on the assumptions and methodology.)

New Accounting Pronouncements

For the year ended December 31, 2009, four of the Company’s joint venture investments were considered significant subsidiaries of the Company based upon reaching certain income thresholds per the Securities and Exchange Commission (“SEC”) Regulation S-X Rule 3-09.  The Company’s equity in income from these joint ventures for the year ended December 31, 2009, exceeded 20% of the Company’s income from continuing operations, based upon the calculations as then prescribed by the SEC, as such the Company had included audited financial statements of these four joint ventures as exhibits to the 2009 annual report on Form 10-K.  During 2010, the SEC revised it’s guidance on the calculation of the income thresholds per the SEC Regulation S-X Rule 3-09.  Such revisions, include, but are not limited to, excluding other-than-temporary impairments in the numerator and permitting averaging of the past five years even in a year of losses. The SEC stated that such revisions are to be applied retrospectively.  Based on the recent revisions and retrospective application of the SEC guidance to the calculations surrounding SEC Regulation S-X Rule 3-09, the Company’s joint venture investments do not reach any of the thresholds per the SEC Regulation S-X Rule 3-09 for the years ended December 31, 2010, 2009 and 2008.  As such the Company is not required to file audited financial statements of these four or any other joint ventures as exhibits to this annual report on Form 10-K.   Furthermore, the Company is not required to provide summarized financial data on its investments due to these revisions prescribed for by the SEC for the years ended December 31, 2010, 2009 and 2008.

In July 2010, FASB issued ASU 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses," ("ASU 2010-20"), which outlines specific disclosures that will be required for the allowance for credit losses and all finance receivables. Finance receivables includes loans, lease receivables and other arrangements with a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset on an entity's statement of financial position. ASU 2010-20 will require companies to provide disaggregated levels of disclosure by portfolio segment and class to enable users of the financial statement to understand the nature of credit risk, how the risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. Required disclosures under ASU 2010-20 as of the end of a reporting period are effective for the Company's December 31, 2010 reporting period and disclosures regarding activities during a reporting period are effective for the Company's March 31, 2011 interim reporting period. The Company has incorporated the required disclosures within this Annual Report on Form 10-K where deemed applicable.

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

In June 2009, the FASB issued Consolidation guidance, which amends the previous consolidation guidance applicable to variable interest entities. The amendments significantly affect the overall consolidation analysis previously required. This guidance was effective for the Company beginning in the first quarter 2010.  The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

Reclassifications

The following reclassifications have been made to the Company’s 2009 and 2008 Consolidated Statements of Operations and the 2009 Consolidated Balance Sheet to conform to the 2010 presentation: (i) a reclass of foreign taxes from other (expense)/income, net to the (provision)/benefit for income taxes, net, (ii) a reclass of land improvements from building and improvements to land and (iii) a partial reclass of a net foreign deferred tax asset, including a valuation allowance, from other assets to an uncertain tax position liability, which is classified within other liabilities (see Note 24).

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

During 2008 and 2009, volatile economic conditions resulted in declines in the real estate and equity markets. Increases in capitalization rates, discount rates and vacancies as well as deterioration of real estate market fundamentals impacted net operating income and leasing which further contributed to declines in real estate markets in general.  During 2010, the U.S. economic and market conditions stabilized and capitalization rates, discount rates and vacancies had improved; however remaining overall declines in market conditions continued to have a negative effect on certain transactional activity as it related to select real estate assets and certain marketable securities.

As a result of the volatility and declining market conditions described above, as well as the Company’s strategy to dispose of certain of its non-retail assets, the Company recognized impairment charges for the years ended December 31, 2010, 2009 and 2008 as follows (in millions):

	2010	2009	2008
Impairment of property carrying values (including amounts within discontinued operations)	$8.7	$50.0	$-
Real estate under development	11.7	2.1	13.6
Investments in other real estate investments	13.4	49.2	-
Marketable securities and other investments	5.3	30.1	118.4
Investments in real estate joint ventures	-	43.7	15.5
Total gross impairment charges	39.1	175.1	147.5
Noncontrolling interests	(0.1)	(1.2)	(1.6)
Income tax benefit	(7.6)	(22.5)	(31.1)
Total net impairment charges	$31.4	$151.4	$114.8

In addition to the impairment charges above, the Company recognized impairment charges during 2010, 2009 and 2008 of approximately $28.3 million, before an income tax benefit of approximately $3.2 million, approximately $38.7 million, before an income tax benefit of approximately $11.0 million, and $11.2 million, before an income tax benefit of approximately $4.5 million, respectively, relating to certain properties held by various unconsolidated joint ventures in which the Company holds noncontrolling interests. These impairment charges are included in Equity in income of joint ventures, net in the Company’s Consolidated Statements of Operations.

The Company will continue to assess the value of its assets on an on-going basis.  Based on these assessments, the Company may determine that one or more of its assets may be impaired due to a decline in value and would therefore write-down its cost basis accordingly (see Notes 6, 8, 9, 11, and 12).

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

3.   Real Estate:

The Company’s components of Rental property consist of the following (in thousands):

	December 31,
	2010	2009
Land	$1,742,425	$1,831,374
Undeveloped Land	94,923	106,054
Buildings and improvements:
Buildings	4,387,144	4,411,565
Building improvements	972,086	1,103,798
Tenant improvements	699,242	669,540
Fixtures and leasehold improvements	55,611	48,008
Other rental property (1)	306,322	246,217
	8,257,753	8,416,556
Accumulated depreciation and amortization	(1,549,380)	(1,343,148)
Total	$6,708,373	$7,073,408

(1) At December 31, 2010 and 2009, Other rental property consisted of intangible assets including $196,124 and $162,477 respectively, of in-place leases, $21,704 and $21,851 respectively, of tenant relationships, and $88,494 and $61,889 respectively, of above-market leases.

In addition, at December 31, 2010 and 2009, the Company had intangible liabilities relating to below-market leases from property acquisitions of approximately $164.9 million and $196.2 million, respectively.  These amounts are included in the caption Other liabilities in the Company’s Consolidated Balance Sheets.  The estimated net amortization expense associated with the Company’s intangible assets and liabilities for the next five years are as follows (in millions): 2011, $26.8; 2012, $21.3; 2013, $16.3; 2014, $6.4 and 2015, $2.6.

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

Operating Properties

Acquisition of Operating Properties –

During the year ended December 31, 2010, the Company acquired, in separate transactions, 10 operating properties, an additional joint venture interest and two land parcels comprising an aggregate 1.7 million square feet of a GLA, for an aggregate purchase price of approximately $251.3 million including the assumption of approximately $138.8 million of non-recourse mortgage debt encumbering seven of the properties.  Details of these transactions are as follows (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash/Net Assets and Liabilities	Debt Assumed	Total	GLA
Foothills Mall	Tucson, AZ	Jan-10 (1)	$9,063	$77,162	$86,225	515
Kenneth Hahn	Los Angeles, CA	Mar-10 (2)	8,563	-	8,563	165
Wexford	Pittsburgh, PA	June-10 (3)	1,657	12,500	14,157	142
Riverplace S.C.	Jacksonville, FL	Aug-10	35,560	-	35,560	257
Cave Springs S.C. – land parcel	Lemay, MI	Sep-10 (4)	510	-	510	-
Woodruff Shopping Center	Greenville, SC	Nov-10	18,380	-	18,380	116

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

			Purchase Price
Property Name	Location	Month Acquired	Cash/Net Assets and Liabilities	Debt Assumed	Total	GLA
Haverhill Plaza	Haverhill, MA	Nov-10 (5)	3,307	7,099	10,406	63
Midtown Commons	Knightdale, NC	Dec-10	23,840	-	23,840	137
Chevron Parcel	Miami, FL	Dec-10 (4)	1,700	-	1,700	2
Dunhill - 4 Properties	Various, LA	Dec-10 (6)	9,957	42,007	51,964	328
		Total	$112,537	$138,768	$251,305	1,725

(1)

The Company acquired this property from a preferred equity investment in which the Company held a noncontrolling interest. There was no gain or loss recognized in connection with this change in control. The $77.2 million of assumed debt includes a decrease of approximately $3.8 million associated with a fair value debt adjustment relating to the property’s purchase price allocation. During August 2010, the Company sold all of its interest in this property, see disposition discussion below.

(2)

The Company acquired this property through the purchase of an additional ownership interest in a joint venture in which the Company had previously held an 11.25% noncontrolling ownership interest.  As a result of this transaction the Company now holds a 75% controlling interest and consolidates this entity. There was no gain or loss recognized in connection with this change in control.

(3)

The Company acquired this property from a joint venture in which the Company holds a 15% noncontrolling ownership interest. The debt assumed is a non-recourse mortgage which bears interest at a rate of 5.54% and is scheduled to mature in 2016.  The mortgage also provides the lender with 50% of the excess cash flow, if any, up to $8.7 million after the Company receives its invested capital plus a stated return.  There was no gain or loss recognized in connection with this change in control.

(4)

The Company purchased these adjacent land parcels next to existing properties that the Company currently owns.

(5)

The Company took over control of this property from a preferred equity investment in which the Company held a noncontrolling interest and therefore now consolidates this entity.  There was no gain or loss recognized in connection with this change in control.

(6)

The Company acquired these properties from three preferred equity investments in which the Company held noncontrolling interests.  The $42.0 million of assumed debt includes a decrease of approximately $0.6 million associated with a fair value debt adjustment relating to the property’s purchase price allocation.  There were no gains or losses recognized in connection with these changes in control.

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

(2)

The Company acquired these 11 properties from a joint venture in which the Company had a 15% noncontrolling ownership interest.  These transactions resulted in an aggregate gain of approximately $0.1 million as a result of remeasuring the Company’s 15% noncontrolling equity interest to fair value.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

The aggregate purchase price of the above 2010 and 2009 property acquisitions have been allocated to the tangible and intangible assets and liabilities of the properties in accordance with the FASB’s Business Combinations guidance, at the date of acquisition, based on evaluation of information and estimates available at such date. The total aggregate fair value was allocated as follows (in thousands):

	2010	2009
Land	$62,475	$317,052
Buildings	134,929	383,666
Below Market Rents	(8,615)	(52,982)
Above Market Rents	7,613	38,681
In-Place Leases	15,473	34,042
Other Intangibles	22	12,602
Building Improvements	36,161	182,318
Tenant Improvements	9,712	27,664
Mortgage Fair Value Adjustment	(4,446)	1,670
Other Assets	2,123	20,088
Other Liabilities	(1,287)	(9,430)
Noncontrolling Interest	(2,855)	-
	$251,305	$955,371

Ground-Up Development -

The Company is engaged in ground-up development projects which consist of (i) U.S. ground-up development projects which will be held as long-term investments by the Company and (ii) various ground-up development projects located in Latin America for long-term investment.  During 2009, the Company changed its merchant building business strategy from a sale upon completion strategy to a long-term hold strategy. Those properties previously considered merchant building have been either placed in service as long-term investment properties or included in U.S. ground-up development projects. The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of December 31, 2010, the Company had in progress a total of six ground-up development projects, consisting of (i) two ground-up development projects located in the U.S., (ii) two ground-up development projects located in Mexico, (iii) one ground-up development project located in Chile and (iv) one ground-up development project located in Brazil.

During the years ended December 31, 2010 and 2009, the Company expended approximately $13.2 million and $9.9 million, respectively, to purchase its partners noncontrolling partnership interests in four and five of its ground-up development  projects, respectively.  Since there was no change in control, these transactions resulted in an adjustment to the Company’s Paid-in capital of approximately $8.2 million and $7.2 million for the years ended December 31, 2010 and 2009, respectively.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Kimsouth -

During 2009, the Company acquired the remaining 7.5% interest in Kimsouth Realty Inc. (“Kimsouth”) for approximately $5.5 million making Kimsouth a wholly-owned subsidiary of the Company. Since there was no change in control, this transaction resulted in an adjustment to the Company’s Paid-in capital of approximately $3.9 million.

Kimsouth holds a 15% noncontrolling interest in a joint venture with an investment group which owns a portion of Albertson’s Inc.  During 2010, the Albertson’s joint venture disposed of 23 operating properties for an aggregate sales price of $126.5 million, resulting in a gain of approximately $91.7 million.  Kimsouth’s share was approximately $12.3 million and is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Operations.  Additionally, during 2010, the Albertson’s joint venture sold 32 operating properties in a sales leaseback transaction for an aggregate sales price of approximately $266.0 million.  The sales leaseback transaction resulted in a deferred gain of approximately $262.4 million which will be recognized over the 20-year lease term.  Kimsouth’s share of this deferred gain is approximately $35.2 million.  In connection with these transactions, Kimsouth received a total distribution of approximately $34.7 million.  As a result of this distribution, the Company recognized additional income of approximately $1.3 million from cash received in excess of the Company’s investment.

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

Kimco Income Fund II (“KIF II”) -

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

During the year ended December 31, 2010, the Company purchased an additional 1.62% partnership interest in KIF II from one of its investors for approximately $0.8 million. As a result of this transaction the Company now holds a 75.28% controlling interest in KIF II and continues to consolidate this entity.  Since there was no change in control from this transaction, the purchase of the additional partnership interest resulted in an adjustment to the Company’s Paid-in capital of approximately $1.0 million.

FNC Realty Corporation –

During July 2010, the Company acquired an additional 3.6% interest in FNC Realty Corporation (“FNC”) for $3.5 million, which increased the Company’s total controlling ownership interest to approximately 56.6%.  The Company had previously and continues to consolidate this entity.

During the year ended December 30, 2010, FNC disposed of four properties, in separate transactions, for an aggregate sales price of approximately $6.5 million which resulted in a pre-tax profit of approximately $0.5 million, before noncontrolling interest.  This income has been recorded as Income from other real estate investments in the Company’s Consolidated Statements of Operations.

During 2009, FNC disposed of two properties, in separate transactions, for an aggregate sales price of approximately $2.4 million.  These transactions resulted in an aggregate pre-tax profit of approximately $0.9 million, before noncontrolling interest of $0.5 million. This income has been recorded as Income from other real estate investments in the Company’s Consolidated Statements of Operations.

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

5.   Dispositions of Real Estate:

Operating Real Estate –

During 2010, the Company (i) sold seven operating properties, which were previously consolidated, to two new joint ventures in which the Company holds noncontrolling equity interests for an aggregate sales price of approximately $438.1 million including the assignment of $159.9 million of non-recourse mortgage debt encumbering three of the properties and (ii) disposed of, in separate transactions, seven operating properties for an aggregate sales price of approximately $100.5 million including the assignment of $81.0 million of non-recourse mortgage debt encumbering one of the properties.  These transactions resulted in aggregate gains of approximately $4.4 million and aggregate losses/impairments of approximately $5.0 million.

Additionally, during 2010, the Company disposed of (i) three properties, in separate transactions, for an aggregate sales price of approximately $23.8 million and (ii) five properties from a consolidated joint venture in which the Company had a preferred equity investment for a sales price of approximately $40.8 million.  These transactions resulted in an aggregate profit participation of approximately $20.8 million, before income tax of approximately $1.0 million and noncontrolling interest of approximately $4.9 million.  This profit participation has been recorded as Income from other real estate investments and is reflected in Income from discontinued operating properties, net of tax in the Company’s Consolidated Statements of Operations.

During 2010, the Company also disposed of, in separate transactions, nine land parcels for an aggregate sales price of approximately $25.6 million which resulted in an aggregate gain of approximately $3.4 million. This gain is included in Other (expense)/income, net in the Company’s Consolidated Statements of Operations.

During 2009, the Company disposed of, in separate transactions, portions of six operating properties and one land parcel for an aggregate sales price of approximately $28.9 million. The Company provided seller financing for two of these transactions aggregating approximately $1.4 million, which bear interest at 9% per annum and are scheduled to mature in January and March of 2012.  The Company evaluated these transactions pursuant to the FASB’s real estate sales guidance. These seven transactions resulted in the Company’s recognition of an aggregate net gain of approximately $4.1 million, net of income tax of $0.2 million.

Also during 2009, a consolidated joint venture in which the Company has a controlling interest disposed of a parcel of land for approximately $4.8 million and recognized a gain of approximately $4.4 million, before income taxes and noncontrolling interest. This gain has been recorded as Other (expense)/income, net in the Company’s Consolidated Statements of Operations.

During 2008, the Company disposed of seven operating properties and a portion of four operating properties, in separate transactions, for an aggregate sales price of approximately $73.0 million, which resulted in an aggregate gain of approximately $20.0 million.  In addition, the Company partially recognized deferred gains of approximately $1.2 million on three properties relating to their transfer and partial sale in connection with the Kimco Income Fund II transaction described above.

Additionally, during 2008, the Company disposed of an operating property for approximately $21.4 million.  The Company provided seller financing for approximately $3.6 million, which bore interest at 10% per annum and was scheduled to mature on May 1, 2011.  Due to the terms of this financing, the Company deferred its gain of $3.7 million from this sale.  During 2010, the third party mortgage lender foreclosed on this property and the buyer paid the Company $0.3 million to settle the Company’s loan.  As such, the Company wrote-off the remaining $3.8 million balance on the mortgage receivable and released the deferred gain of $3.7 million, which resulted in a net loss to the Company of approximately $0.1 million, which is included in Discontinued operations on the Company’s Consolidated Statements of Operations.

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

Ground-up Development –

During 2010, the Company disposed of a land parcel for a sales price of approximately $0.8 million resulting in a gain of approximately $0.4 million.  Additionally, the Company recognized approximately $1.7 million in income on previously sold development properties during the year ended December 31, 2010.

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

6.   Adjustment of Property Carrying Values and Real Estate Under Development:

Impairments -

During 2010, the Company recognized aggregate impairment charges of approximately $8.7 million, of which approximately $5.2 million is classified as discontinued operations on the Company’s Consolidated Statement of Operations, relating to its investment in seven properties.  Four of these properties were sold during 2010 and one of these properties is classified as held-for-sale as of December 31, 2010.   The estimated individual fair value of these properties is based upon purchase prices and current purchase price offers.

Additionally, during 2010, the Company had determined that one of its unconsolidated joint ventures’ ground-up development projects, located in Miramar, FL, estimated recoverable value will not exceed its estimated cost.  As a result, the Company recorded an aggregate pre-tax other-than-temporary impairment on its investment of $11.7 million, representing the excess of the investment’s carrying value over its estimated fair value.

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

These impairments were primarily due to declines in real estate fundamentals along with adverse changes in local market conditions and the uncertainty of their recovery.  The Company’s estimated fair values were based upon estimated sales prices or, where applicable, projected operating cash flows (discounted and unleveraged) of the property over its specified holding period. Such cash flow projections consider factors such as expected future operating income, trends

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

and prospects, as well as the effects of demand, competition and other factors.  Capitalization rates and discount rates utilized in these models were based upon rates that the Company believes to be within a reasonable range of current market rates for the respective properties.

7.   Discontinued Operations and Assets Held-for-Sale:

The Company reports as discontinued operations assets held-for-sale as of the end of the current period and assets sold during the period.  All results of these discontinued operations are included in a separate component of income on the Consolidated Statements of Operations under the caption Discontinued operations.  This has resulted in certain reclassifications of 2010, 2009 and 2008 financial statement amounts.

The components of Income from discontinued operations for each of the three years ended December 31, 2010, are shown below.  These include the results of operations through the date of each respective sale for properties sold during 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Discontinued operations:
Revenues from rental property	$23,487	$13,545	$13,863
Rental property expenses	(7,508)	(3,767)	(3,336)
Depreciation and amortization	(9,163)	(1,169)	(3,402)
Interest expense	(6,072)	(1,860)	(509)
Income from other real estate investments	20,809	10	2,472
Other expense, net	(767)	(2,159)	(1,080)

Income from discontinued operating properties, before income taxes	20,786	4,600	8,008

Loss on operating properties held-for-sale/sold, before income taxes	(35)	(174)	(598)

Impairment of property carrying value	(5,211)	(13,300)	-

Gain on disposition of operating properties, before income taxes	1,932	689	20,018

Provision for income taxes	(86)	(231)	(1,268)

Income/(loss) from discontinued operating properties	17,386	(8,416)	26,160

Net income attributable to noncontrolling interests	(4,936)	(159)	(1,306)
Income/(loss) from discontinued operations attributable to the Company	$12,450	$(8,575)	$24,854

During 2010, the Company classified as held-for-sale 12 operating properties comprising approximately 0.5 million square feet of GLA.  The book value of each of these properties aggregated approximately $40.5 million, net of accumulated depreciation of $11.9 million. The Company recognized impairment charges of approximately $5.2 million, before income tax benefit, on seven of these properties. The individual book value of the five remaining properties did not exceed each of their estimated fair values less costs to sell. The Company’s determination of the fair value of the 12 properties, aggregating approximately $66.1 million, was based upon executed contracts of sale with third parties.  The Company completed the sale of eleven of these properties during 2010.  The remaining property held-for-sale has a book value of approximately $4.4 million and is included in Other Assets on the Company’s Consolidated Balance Sheets.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

8.   Investment and Advances in Real Estate Joint Ventures:

The Company and its subsidiaries have investments in and advances to various real estate joint ventures.  These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases.  The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting.  The table below presents joint venture investments for which the Company held an ownership interest at December 31, 2010 and 2009 (in millions, except number of properties):

As of and for the year ended December 31, 2010
Venture	Average Ownership Interest		Number of Properties	Total GLA	Gross Investment In Real Estate	The Company's Investment	The Company's Share of Income/(Loss)
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (3) (5)	15.00%	*	65	11.3	$ 2,915.1	$ 145.3	$ (18.4)
Kimco Income Opportunity Portfolio (“KIR”) (3)	45.00%		59	12.6	1,546.6	156.1	19.8
UBS Programs (3)	17.90%	*	43	6.3	1,366.6	68.3	1.2
BIG Shopping Centers (3) (5)	36.50%	*	22	3.5	507.2	42.4	(1.2)
Canadian Pension Plan (3)	55.00%		5	2.1	378.1	115.1	3.2
Kimco Income Fund (3)	15.20%		12	1.5	281.7	12.4	1.0
SEB Immobilien (3)	15.00%		11	1.5	300.1	3.4	0.8
Other Institutional Programs (3)	Various		68	4.9	838.1	35.1	0.1
RioCan	50.00%		45	9.3	1,380.7	61.5	18.6
Intown	(4)		138	N/A	820.1	99.4	(6.0)
Latin America	Various		130	17.3	1,191.1	344.8	10.4
Other Joint Venture Programs	Various		91	13.1	2,029.3	299.0	26.2
Total			689	83.4	$ 13,554.7	$ 1,382.8	$ 55.7

As of and for the year ended December 31, 2009
Venture	Average Ownership Interest		Number of Properties	Total GLA	Gross Investment In Real Estate	The Company's Investment	The Company's Share of Income/(Loss)
KimPru and KimPru II (1) (3)	15.00%	*	97 (5)	16.3	$3,848.5	$135.8	$(36.1)
KIR (3)	45.00%		61	13.0	1,573.3	164.8	14.0
UBS Programs (3)	17.90%	*	43	6.2	1,366.5	71.3	0.4
PL Retail (2)(3)	-		-	-	-	-	6.1
Kimco Income Fund (3)	15.20%		12	1.5	280.6	12.2	1.1
SEB Immobilien (3)	15.00%		10	1.4	275.7	-	1.2
Other Institutional Programs (3)	Various		64	4.3	726.2	35.3	3.7
RioCan	50.00%		45	9.3	1,299.4	78.4	15.5
Intown	(4)		138	N/A	814.0	111.8	(9.2)
Latin America	Various		124	14.9	992.2	327.7	10.9
Other Joint Venture Programs	Various		80	10.3	1,691.9	166.3	(1.3)
Total			674	77.2	$12,868.3	$1,103.6	$6.3

* Ownership % is a blended rate

(1)   This venture represents four separate joint ventures, with four separate accounts managed by Prudential Real Estate Investors (“PREI”), three of these ventures are collectively referred to as KimPru and the remaining venture is referred to as KimPru II.

(2)   During November 2009, the 85% owner in PL Retail sold its interest to the Company.  At the time of the transaction, PL Retail indirectly owned through wholly-owned subsidiaries 21 shopping centers, comprising approximately 5.2 million square feet of GLA, in which the Company held a 15% noncontrolling interest just prior to this transaction. The Company paid a purchase price equal to approximately $175.0 million, after customary adjustments and closing prorations, which was equivalent to 85% of PL Retail LLC’s gross asset value, which equaled approximately $825 million, less the assumption of $564 million of non-recourse mortgage debt encumbering 20 properties and $50 million of perpetual preferred stock.  This transfer resulted in an aggregate net gain of approximately $57.5 million of which the Company’s share was approximately $8.6 million. As a result of this transaction the Company now consolidates this entity.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(3)   The Company manages these portfolios and, where applicable, earns acquisition fees, leasing commissions, property management fees, assets management fees and construction management fees.

(4)   The Company’s share of this investment is subject to fluctuation and is dependent upon property cash flows.

(5)   During 2010 KimPru and KimPru II sold 24 properties to four new joint ventures, in which the Company has a noncontrolling ownership interest, including the BIG Shopping Centers joint venture.

The table below presents debt balances within the Company’s joint venture investments for which the Company held noncontrolling ownership interests at December 31, 2010 and 2009 (in millions, except average remaining term):

	As of December 31, 2010			As of December 31, 2009
Venture	Mortgages and Notes Payable	Average Interest Rate	Average Remaining Term (months)**	Mortgages and Notes Payable	Average Interest Rate	Average Remaining Term (months)**
KimPru and KimPru II (1)	$1,388.0	5.56%	59.8	$2,287.0	4.98%	63.3
KIR	954.7	6.54%	53.1	991.5	6.80%	51.4
UBS Programs	733.6	5.70%	54.8	746.4	5.70%	66.8
BIG Shopping Centers	407.2	5.47%	72.5	-	-	-
Canadian Pension Plan	168.7	4.45%	39.3	-	-	-
Kimco Income Fund	167.8	5.45%	44.7	169.2	5.47%	51.4
SEB Immobilien	193.5	5.67%	71.4	193.5	5.67%	83.4
RioCan	968.5	5.84%	52.0	899.4	5.94%	61.1
Intown	628.0	5.19%	46.8	633.9	5.17%	63.7
Other Institutional Programs	550.8	5.08%	56.6	453.2	5.63%	65.7
Other Joint Venture Programs	1,801.8	5.08%	20.9	1,582.6	5.31%	59.9
Total	$7,962.6			$7,956.7

** Average Remaining term includes extensions

Prudential Investment Program -

During 2010, KimPru recognized impairment charges of approximately $139.7 million relating to 17 properties that were classified as held-for-sale where the aggregate net book value of the properties exceeded the aggregate estimated selling price. The Company had previously taken other-than-temporary impairment charges on its investment in KimPru and had allocated these impairment charges to the underlying assets of the KimPru joint ventures including a portion to these operating properties. As a result, the Company’s share of the $139.7 million impairment loss was approximately $11.5 million which is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Operations.  All 17 of these properties were sold during 2010.

In addition to the impairment charges above, KimPru recognized impairment charges during 2010 of approximately $22.0 million, based on sales prices for nine properties that were classified as held-for-sale.  The Company’s share of this impairment charge was approximately $3.3 million, excluding an income tax benefit of approximately $1.8 million.  The $3.3 million impairment charge is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Operations.  Eight of these properties were sold during 2010.

During 2009 and 2008, the Company recognized impairment charges of $28.5 million and $15.5 million, respectively, against the carrying value of its investment in KimPru, reflecting an other-than-temporary decline in the fair value of its investment resulting from a further decline in the real estate markets.

In addition to the impairment charges above, KimPru recognized impairment charges during 2009 and 2008 of approximately $223.1 million and $74.6 million, respectively, relating to (i) certain properties held by an unconsolidated joint venture within the KimPru joint venture based on estimated sales prices and (ii) a write-down against the carrying value of an unconsolidated joint venture, reflecting an other-than-temporary decline in the fair value of its investment resulting from a decline in the real estate markets.  The Company’s share of these impairment charges were approximately $33.4 million, before income tax benefits of approximately $11.0 million, and approximately $11.2 million, before income tax benefit of approximately $4.5 million, during 2009 and 2008, respectively, which is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Operations.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During 2010, KimPru II sold an operating property, located in Pittsburgh, PA to the Company through the assumption and modification of the mortgage debt encumbering the property.  The property had a net book basis of approximately $32.2 million and non-recourse mortgage debt of approximately $22.7 million which bore interest at 5.54% and was scheduled to mature in 2016.  As a result of this transaction, KimPru II recognized an impairment charge of approximately $10.1 million. The Company had previously taken an other-than-temporary impairment charge on its investment in KimPru II and had allocated this impairment charge to the underlying assets of the KimPru II joint venture including a portion to this operating property. As a result, the Company’s share of the $10.1 million impairment loss is approximately $1.3 million, excluding an income tax benefit of approximately $0.5 million and is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Operations.

In addition to the impairment charge above, KimPru II recognized impairment charges during 2010, aggregating approximately $15.5 million for three properties that were classified as held-for-sale.  KimPru II’s determination of the fair value for each of these properties, aggregating approximately $32.4 million, was based upon executed contracts of sale with third parties.  The Company’s share of the $15.5 million impairment loss is approximately $2.1 million, excluding an income tax benefit of approximately $1.3 million and is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Operations.

During June 2009, the Company recognized an impairment charge of $4.0 million, against the carrying value of KimPru II. This impairment reflects an other-than-temporary decline in the fair value of its investment resulting from a decline in the real estate markets.

In addition to the impairment charges above, during 2009, KimPru II recognized impairment charges relating to two properties aggregating approximately $11.4 million based on estimated sales price.  The Company’s share of these impairment charges were approximately $1.7 million, which is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Operations.  These operating properties were sold, in separate transactions, during 2009 for an aggregate sales price of approximately $43.5 million, which resulted in no gain or loss.

The Company’s estimated fair values relating to the impairment assessments above were based upon sales prices or, where applicable, discounted cash flow models that include all estimated cash inflows and outflows over a specified holding period and where applicable, any estimated debt premiums.  Capitalization rates, discount rates and credit spreads utilized in these models are based upon rates that the Company believed to be within a reasonable range of current market rates for the respective properties.

Kimco Income Operating Partnership, L.P. ("KIR") -

During 2010, KIR recognized an impairment charge relating to one operating property and one out-parcel aggregating approximately $6.7 million. The Company’s share of these impairment charges was approximately $3.0 million, which is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Operations.  During 2010, the operating property was foreclosed on by the third party mortgage lender, at which time KIR recognized a gain on early extinguishment of debt of approximately $5.8 million, the Company’s share of which was $2.6 million which is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Operations.

During 2009, KIR recognized an impairment charge relating to one property of approximately $5.0 million.  The Company’s share of this impairment charge was approximately $2.3 million which is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Operations. During 2010 the third party mortgage lender foreclosed on this operating property, at which time KIR recognized a gain on early extinguishment of debt of approximately $4.3 million, the Company’s share of which was $2.0 million which is included in Equity in income of joint ventures, net on the Company’s Consolidated Statements of Operations.

KIR’s estimated fair value relating to the impairment assessments above were based upon discounted cash flow models that included all estimated cash inflows and outflows over a specified holding period.  Capitalization rates and discount rates utilized in this model were based upon rates that the Company believed to be within a reasonable range of current market rates for the respective property.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Other Real Estate Joint Ventures –

During 2010, the Company, in separate transactions, amended two of its Canadian preferred equity investment agreements to restructure the investments as pari passu joint ventures in which the Company holds noncontrolling interests.  These investments hold retail operating properties which are encumbered by an aggregate Canadian denominated (“CAD”)  $187.4 million (approximately USD $181.9 million) in mortgage debt which bear interest at rates ranging from Canadian LIBOR plus 4.0% (4.26% at December 31, 2010) to 6.15% and have scheduled maturities ranging from 2011 to 2014.  As a result of these transactions, the Company continues to account for its aggregate net investment of CAD $76.6 million  (approximately USD $74.3 million) in these joint ventures under the equity method of accounting and includes these investments in Investments and advances to real estate joint ventures within the Company’s Consolidated Balance Sheets (see Note 9).

The Company recognized impairment charges of approximately $7.0 million and approximately $12.2 million, for the year ended December 31, 2010 and 2009, respectively, against the carrying value of its investments in various unconsolidated joint ventures.  The impairment charges recognized in 2010 resulted from properties, within various unconsolidated joint ventures, being classified as held-for-sale.  The fair values of these properties were based upon executed contracts of sale with third parties. The impairment charges recognized in 2009 reflect an other-than-temporary decline in the fair value of various investments resulting from declines in the real estate market.  Estimated fair values were based upon discounted cash flow models that include all estimated cash inflows and outflows over a specified holding period and where applicable, any estimated fair value debt premiums.  Capitalization rates, discount rates and credit spreads utilized in these models were based upon rates that the Company believes to be within a reasonable range of current market rates for the respective properties.

Summarized financial information for the Company’s investment and advances to real estate joint ventures is as follows (in millions):

	December 31,
	2010	2009
Assets:
Real estate, net	$11,850.4	$11,408.0
Other assets	825.0	727.5
	$12,675.4	$12,135.5
Liabilities and Partners’/Members’ Capital:
Notes payable	$(189.3)	$(517.1)
Mortgages payable	(7,683.5)	(7,331.3)
Construction loans	(89.9)	(108.3)
Other liabilities	(390.3)	(340.2)
Noncontrolling interests	(36.1)	(35.3)
Partners’/Members’ capital	(4,286.3)	(3,803.3)
	$(12,675.4)	$(12,135.5)

	Year Ended December 31,
	2010	2009	2008
Revenues from rental property	$1,427.6	$1,420.4	$1,497.1
Operating expenses	(495.6)	(488.2)	(512.1)
Interest expense	(440.6)	(447.2)	(481.2)
Depreciation and amortization	(390.8)	(383.5)	(415.4)
Impairments	(204.1)	(86.0)	-
Other expense, net	(22.9)	(24.0)	(95.2)
	(1,554.0)	(1,428.9)	(1,503.9)
(Loss)/income from continuing operations	(126.4)	(8.5)	(6.8)
Discontinued Operations:
Income/(loss) from discontinued operations	1.2	(172.6)	27.0
Gain on dispositions of properties	8.8	79.9	33.9
Net (loss)/income	$(116.4)	$(101.2)	$54.1

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Other liabilities included in the Company’s accompanying Consolidated Balance Sheets include accounts with certain real estate joint ventures totaling approximately $24.7 million and $25.5 million at December 31, 2010 and 2009, respectively. The Company and its subsidiaries have varying equity interests in these real estate joint ventures, which may differ from their proportionate share of net income or loss recognized in accordance with GAAP.

The Company’s maximum exposure to losses associated with its unconsolidated joint ventures is primarily limited to its carrying value in these investments.  Generally such investments contain operating properties and the Company has determined these entities do not contain the characteristics of a VIE.  As of December 31, 2010 and 2009, the Company’s carrying value in these investments approximated $1.4 billion and $1.1 billion, respectively.

9.   Other Real Estate Investments:

Preferred Equity Capital -

The Company previously provided capital to owners and developers of real estate properties through its Preferred Equity program. As of December 31, 2010, the Company’s net investment under the Preferred Equity program was approximately $387.7 million relating to 570 properties, including 399 net leased properties described below. For the year ended December 31, 2010, the Company earned approximately $37.6 million from its preferred equity investments, including $9.7 million in profit participation earned from nine capital transactions. For the year ended December 31, 2009, the Company earned approximately $30.4 million, including $2.5 million of profit participation earned from five capital transactions. For the year ended December 31, 2008, the Company earned approximately $66.8 million, including $24.6 million of profit participation earned from five capital transactions.

Included in the capital transactions described above for the year ended December 31, 2010, was the sale of 50% of the Company’s preferred equity investment in a Canadian retail operating property for approximately CAD $31.9 million (approximately USD $31.0 million).  In connection with this sale the Company (i) recognized profit participation of approximately CAD $1.7 million (approximately USD $1.6 million) and (ii) amended its preferred equity agreement to restructure the Company’s remaining investment as a pari passu joint venture investment.  Additionally, during 2010, the Company amended its preferred equity agreement to restructure another Canadian investment that holds investments in 12 retail properties as a pari passu joint venture investment.  As a result of the amendments made to these preferred equity agreements, the Company continues to account for both of these investments under the equity method of accounting and includes these investments in Investments and advances to real estate joint ventures within the Company’s Consolidated Balance Sheets (see Note 8).

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

During 2007, the Company invested approximately $81.7 million of preferred equity capital in an entity which was comprised of 403 net leased properties which consist of 30 master leased pools with each pool leased to individual corporate operators.  Each master leased pool is accounted for as a direct financing lease.  These properties consist of a diverse array of free-standing restaurants, fast food restaurants, convenience and auto parts stores.   As of December 31, 2010, the remaining properties were encumbered by third party loans aggregating approximately $403.2 million with interest rates ranging from 5.08% to 10.47% with a weighted-average interest rate of 9.3% and maturities ranging from one year to 11 years.

During the year ended December 31, 2010, the Company recognized an impairment charge of approximately $3.8 million against the carrying value of its preferred equity investment in an operating property located in Tucson, AZ based on its estimated sales price. During 2010, the Company acquired the remaining ownership interest in this operating property for a purchase price of approximately $90.0 million, including the assumption of $81.0 million in non-recourse mortgage debt, which bears interest at a rate of 6.08% and is scheduled to mature in 2016.  During August 2010, this property was fully disposed of (see Note 5).

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Additionally, during the year ended December 31, 2010, the Company recognized an impairment charge of approximately $5.0 million against the carrying value of two of its preferred equity investments, based on estimated sales prices. During 2010, the Company sold one of these preferred equity investments for a sales price of approximately $0.3 million.

During 2009, the Company recognized impairment charges of $49.2 million, primarily against the carrying value of 16 preferred equity investments, which hold 29 properties, reflecting an other-than-temporary decline in the fair value of its investment resulting from a decline in the real estate markets.

The Company’s estimated fair values relating to the impairment assessments above were based upon sales prices, where applicable, or discounted cash flow models that include all estimated cash inflows and outflows over a specified holding period and where applicable, any estimated debt premiums.  Capitalization rates, discount rates and credit spreads utilized in these models were based upon rates that the Company believes to be within a reasonable range of current market rates for the respective properties.

Summarized financial information relating to the Company’s preferred equity investments is as follows (in millions):

	December 31,
	2010	2009
Assets:
Real estate, net	$1,406.7	$2,000.9
Other assets	794.7	861.4
	$2,201.4	$2,862.3
Liabilities and Partners’/Members’ Capital:
Notes and mortgages payable	$1,669.5	$2,121.3
Other liabilities	61.2	68.1
Partners’/Members’ capital	470.7	672.9
	$2,201.4	$2,862.3

	Year Ended December 31,
	2010	2009	2008
Revenues from rental property	$278.4	$311.9	$313.3
Operating expenses	(73.2)	(96.7)	(100.1)
Interest expense	(104.0)	(112.5)	(120.0)
Depreciation and amortization	(52.3)	(67.7)	(63.7)
Impairment (a)	-	(20.0)	-
Other expense, net	(6.3)	(9.7)	(1.7)
	42.6	5.3	27.8
Gain on disposition of properties	13.7	1.7	8.5
Net income	$56.3	$7.0	$36.3

(a) Represents impairments on two master leased pools due to a decline in fair market values.

The Company’s maximum exposure to losses associated with its preferred equity investments is primarily limited to its invested capital.  As of December 31, 2010 and 2009, the Company’s invested capital in its preferred equity investments approximated $387.7 million and $520.8 million, respectively.

Other –

During 2010, the Company recognized an other-than-temporary impairment charge of approximately $2.1 million against the carrying value of an investment which owns an operating property located in Manchester, NH and Nashua, NH.  The Company determined the fair value of its investment based on an estimated sales price of the operating properties.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Investment in Retail Store Leases -

The Company has interests in various retail store leases relating to the anchor store premises in neighborhood and community shopping centers.  These premises have been sublet to retailers who lease the stores pursuant to net lease agreements. Income from the investment in these retail store leases during the years ended December 31, 2010, 2009 and 2008, was approximately $1.6 million, $0.8 million and $2.7 million, respectively. These amounts represent sublease revenues during the years ended December 31, 2010, 2009 and 2008, of approximately $5.9 million, $5.2 million and $7.1 million, respectively, less related expenses of $4.3 million, $4.4 million and $4.4 million, respectively. The Company's future minimum revenues under the terms of all non-cancelable tenant subleases and future minimum obligations through the remaining terms of its retail store leases, assuming no new or renegotiated leases are executed for such premises, for future years are as follows (in millions): 2011, $5.2 and $3.4; 2012, $4.1 and $2.6; 2013, $3.8 and $2.3; 2014, $2.9 and $1.7; 2015, $2.1 and $1.3,  and thereafter, $2.8 and $1.6, respectively.

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

As of December 31, 2010, 18 of these properties were sold, whereby the proceeds from the sales were used to pay down the mortgage debt by approximately $31.2 million and the remaining 12 properties were encumbered by third-party non-recourse debt of approximately $33.4 million that is scheduled to fully amortize during the primary term of the lease from a portion of the periodic net rents receivable under the net lease.

As an equity participant in the leveraged lease, the Company has no recourse obligation for principal or interest payments on the debt, which is collateralized by a first mortgage lien on the properties and collateral assignment of the lease. Accordingly, this obligation has been offset against the related net rental receivable under the lease.

At December 31, 2010 and 2009, the Company’s net investment in the leveraged lease consisted of the following (in millions):

	2010	2009
Remaining net rentals	$37.6	$44.1
Estimated unguaranteed residual value	31.7	31.7
Non-recourse mortgage debt	(30.1)	(34.5)
Unearned and deferred income	(34.2)	(37.0)
Net investment in leveraged lease	$5.0	$4.3

10.   Variable Interest Entities:

Consolidated Operating Properties -

Included within the Company’s consolidated operating properties at December 31, 2010 are four consolidated entities that are VIEs and for which the Company is the primary beneficiary.   All of these entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership of the properties. These entities were deemed VIEs primarily based on the fact that the voting rights of the equity investors are not proportional to their obligation to absorb expected losses or receive the expected residual returns of the entity and substantially all of the entity's activities are conducted on behalf of the investor which has disproportionately fewer voting rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.  During 2010, the Company sold two consolidated VIE’s which the Company was the primary beneficiary.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

At December 31, 2010, total assets of these VIEs were approximately $112.5 million and total liabilities were approximately $21.8 million, including $13.6 million of non-recourse mortgage debt.  The classification of these assets is primarily within real estate and the classification of liabilities is primarily within mortgages payable and noncontrolling interests in the Company’s Consolidated Balance Sheets.

The majority of the operations of these VIEs are funded with cash flows generated from the properties.  One of the VIEs is encumbered by third party non-recourse mortgage debt of approximately $13.6 million.  The Company has not provided financial support to any of these VIEs that it was not previously contractually required to provide, which consists primarily of funding any capital expenditures, including tenant improvements, which are deemed necessary to continue to operate the entity and any operating cash shortfalls that the entity may experience.

Consolidated Ground-Up Development Projects -

Included within the Company’s ground-up development projects at December 31, 2010 are four consolidated entities that are VIEs and for which the Company is the primary beneficiary. These entities were established to develop real estate property to hold as long-term investments.  The Company’s involvement with these entities is through its majority ownership of the properties. These entities were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

At December 31, 2010, total assets of these ground-up development VIEs were approximately $236.6 million and total liabilities were approximately $2.7 million. The classification of these assets is primarily within real estate under development and the classification of liabilities is primarily within accounts payable and accrued expenses in the Company’s Consolidated Balance Sheets.

Substantially all of the projected development costs to be funded for these ground-up development VIEs, aggregating approximately $39.0 million, will be funded with capital contributions from the Company, when contractually obligated.  The Company has not provided financial support to the VIE that it was not previously contractually required to provide.

Unconsolidated Ground-Up Development -

Also included within the Company’s ground-up development projects at December 31, 2010, is an unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest in this VIE.

The Company’s aggregate investment in this VIE was approximately $22.6 million as of December 31, 2010, which is included in Real estate under development in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $41.5 million, which primarily represents the Company’s current investment and estimated future funding commitments of approximately $18.9 million.  The Company has not provided financial support to this VIE that it was not previously contractually required to provide.  All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

Preferred Equity Investments -

Included in the Company’s preferred equity investments are two unconsolidated investments that are VIEs and for which the Company is not the primary beneficiary. These joint ventures were primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support.  The initial equity

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company does not have a controlling financial interest in these VIEs.

The Company’s aggregate investment in these preferred equity VIEs was approximately $5.5 million as of December 31, 2010, which is included in Other real estate investments in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be $9.2 million, which primarily represents the Company’s current investment and estimated future funding commitments.   The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.  All future costs of development will be funded with capital contributions from the Company and the outside partners in accordance with their respective ownership percentages.

11.   Mortgages and Other Financing Receivables:

The Company has various mortgages and other financing receivables which consist of loans acquired and loans originated by the Company.  For a complete listing of the Company’s mortgages and other financing receivables at December 31, 2010, see Financial Statement Schedule IV included in this annual report on Form 10-K.

The following table reconciles mortgage loans and other financing receivables from January 1, 2008 to December 31, 2010 (in thousands):

	2010	2009	2008
Balance at January 1	$131,332	$181,992	$153,847
Additions:
New mortgage loans	1,411	8,316	86,247
Additions under existing mortgage loans	3,047	707	8,268
Foreign currency translation	3,923	6,324	-
Capitalized loan costs	-	60	605
Amortization of loan discounts	247	247	247

Deductions:
Loan repayments	(24,860)	(43,578)	(48,633)
Loan foreclosures	-	(17,312)	-
Loan impairments	(700)	(3,800)	-
Charge off/foreign currency translation	(3,101)	-	(15,630)
Collections of principal	(2,726)	(1,024)	(2,279)
Amortization of loan costs	(80)	(600)	(680)
Balance at December 31	$108,493	$131,332	$181,992

The Company had three loans aggregating approximately $19.5 million which were in default as of December 31, 2010. The Company assessed these loans and determined that the estimated fair value of the underlying collateral exceeded the respective carrying values as of December 31, 2010.

As noted in the table above, during 2010, the Company recognized an impairment charge of approximately $0.7 million, against the carrying value, including accrued interest, of a mortgage receivable that was in default.  This impairment charge reflects a decrease in the estimated fair value of the underlying collateral.  The remaining balance on this mortgage receivable as of December 31, 2010 was approximately $1.4 million.  This impairment charge is reflected in Impairments - Marketable equity securities and other investments on the Company’s Consolidated Statements of Operations.

During 2009, the Company recognized impairment charges of approximately $3.8 million, against the carrying value of two mortgage loans.  Approximately $3.5 million of the $3.8 million of impairment charges was related to a mortgage receivable that was in default.  As a result, the Company began foreclosure proceedings on the underlying property

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

during June 2009 and the process was completed in the fourth quarter 2009.  This impairment charge reflects the decrease in the estimated fair values of the real estate collateral.  This impairment charge is reflected in Impairments - Marketable equity securities and other investments on the Company’s Consolidated Statements of Operations.

12.   Marketable Securities:

The amortized cost and estimated fair values of securities available-for-sale and held-to-maturity at December 31, 2010 and 2009, are as follows (in thousands):

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Equity and debt securities	$182,817	$20,291	$(17)	$203,091
Held-to-maturity:
Other debt securities	20,900	548	(88)	21,360
Total marketable securities	$203,717	$20,839	$(105)	$224,451

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Equity and debt securities	$182,826	$4,896	$(21,629)	$166,093
Held-to-maturity:
Other debt securities	43,500	1,454	(7,042)	37,912
Total marketable securities	$226,326	$6,350	$(28,671)	$204,005

During February 2008, the Company acquired an aggregate $190 million Australian denominated (“AUD”) (approximately $170.1 million USD) convertible notes issued by a subsidiary of Valad Property Group (“Valad”), a publicly traded Australian company listed on the Australian stock exchange that is a diversified, property fund manager, investor, developer and property investment banker with property investments in Australia, Europe and Asia.  The notes are guaranteed by Valad and bear interest at 9.5% payable semi-annually in arrears.  The notes are repayable after five years with an option for Valad to extend up to 18 months, subject to certain interest rate and conversion price resets.  The notes are convertible any time into publicly traded Valad securities at a price of AUD $26.60.  During 2010, the Company acquired an additional $10 million AUD (approximately $9.3 million USD) of convertible notes.

In accordance with the FASB’s Derivative and Hedging guidance, the Company has bifurcated the conversion option within the Valad convertible notes and has separately accounted for this option as an embedded derivative.  The original host instrument is classified as an available-for-sale security at fair value and is included in Marketable securities on the Company’s Consolidated Balance Sheets with changes in the fair value recorded through Stockholders’ equity as a component of other comprehensive income.  At December 31, 2010, the Company had an unrealized gain, including foreign currency adjustments, associated with these notes of approximately $6.0 million and at December 31, 2009, the Company had an unrealized loss, including foreign currency adjustments, associated with these notes of approximately $21.6 million.  Interest payments on the notes are current and all amounts due in accordance with contractual terms are considered probable by the Company. During 2010, Valad made a principal payment of AUD $8.0 million (approximately USD $7.9 million) and subsequent to December 31, 2010, Valad made additional principal payments aggregating approximately AUD $7.0 million (approximately USD $6.9 million). The Company has the intent and ability to hold the notes to recover its investment, which may be to its maturity.  The embedded derivative is recorded at fair value and is included in Other assets on the Company’s Consolidated Balance Sheets with changes in fair value recognized in the Company’s Consolidated Statements of Operations.  The value attributed to the embedded convertible option was approximately AUD $10.0 million, (approximately USD $10.2 million).  As a result of the fair value remeasurement of this derivative instrument during 2010 and 2009, there was an AUD $0.2 million (approximately USD $0.2 million) unrealized decrease and an AUD $1.4 million (approximately USD $1.6 million) unrealized increase, respectively, in the fair value of the convertible option.  This unrealized increase is included in Other (expense)/income, net on the Company’s Consolidated Statements of Operations.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During 2010, 2009 and 2008, the Company recorded impairment charges of approximately $4.6 million, $26.1 million and $118.4 million, respectively, before income tax benefits of approximately $0 million, $0 million and $25.7 million, respectively, due to the decline in value of certain marketable securities and other investments that were deemed to be other-than-temporary. These impairments were a result of the deterioration of the equity markets for these securities during their respective years and the uncertainty of their future recoverability. Market value for the equity securities represents the closing price of each security as it appears on their respective stock exchange at the end of the period.

At December 31, 2010, the Company’s investment in marketable securities was approximately $224.0 million which includes an aggregate net unrealized gain of approximately $20.3 million relating to marketable equity and debt security investments.

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

During 2010, the Company received approximately $23.2 million in proceeds from the sale of certain marketable securities. The Company recognized gross realizable gains of approximately $2.6 million and gross realizable losses of approximately $1.9 million from sales of marketable securities during 2010.

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

As of December 31, 2010, the contractual maturities of Other debt securities classified as held-to-maturity are as follows: within one year, $ 11.6 million; after one year through five years, $0.1 million; and after five years through 10 years, $9.2 million.  Actual maturities may differ from contractual maturities as issuers may have the right to prepay debt obligations with or without prepayment penalties.

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

As of December 31, 2010, a total principal amount of approximately $1.2 billion in senior fixed-rate MTNs was outstanding. These fixed-rate notes had maturities ranging from eight months to nine years as of December 31, 2010, and bear interest at rates ranging from 4.30% to 5.98%. Interest on these fixed-rate senior unsecured notes is payable semi-annually in arrears. Proceeds from these issuances were primarily used for the acquisition of neighborhood and community shopping centers, the expansion and improvement of properties in the Company’s portfolio and the repayment of certain debt obligations of the Company.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During 2010, the Company issued $300.0 million of unsecured Medium Term Notes (“MTNs”) which bear interest at a rate of 4.30% and are scheduled to mature on February 1, 2018.  Proceeds from these MTNs were used to repay (i) the Company’s $100.0 million 5.304% MTNs which were scheduled to mature in February 2011 and (ii) the Company’s $150.0 million 7.95% MTNs which were scheduled to mature in April 2011.  The remaining proceeds were used for general corporate purposes.  In connection with the optional make-whole provisions relating to the prepayment of these notes, the Company incurred early extinguishment of debt charges aggregating approximately $6.5 million.

During April 2010, the Company issued $150.0 million CAD unsecured notes to a group of private investors at a rate of 5.99% scheduled to mature in April 2018.  Proceeds from these notes were used to repay the Company’s CAD $150.0 million 4.45% Series 1 unsecured notes which matured in April 2010.

Additionally, during 2010, the Company repaid (i) the remaining $46.5 million balance on its 4.62% MTNs, which matured in May 2010 and (ii) its $25.0 million 7.30% MTNs, which matured in September 2010.

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

Senior Unsecured Notes –

As of December 31, 2010, the Company had a total principal amount of approximately $1.2 billion in fixed-rate unsecured senior notes. These fixed-rate notes had maturities ranging from one year to seven years as of December 31, 2010, and bear interest at fixed rates ranging from 4.70% to 6.875%.  Interest on these senior unsecured notes is payable semi-annually in arrears.

As of December 31, 2009, the Company had a total principal amount of approximately $1.3 billion in fixed-rate unsecured senior notes. These fixed-rate notes had maturities ranging from nine months to nine years as of December 31, 2009, and bear interest at fixed rates ranging from 4.70% to 7.95%.  Interest on these senior unsecured notes is payable semi-annually in arrears.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

Credit Facilities –

During October 2007, the Company established a new $1.5 billion unsecured U.S. revolving credit facility (the "U.S. Credit Facility") with a group of banks, which was scheduled to expire in October 2011. During October 2010, the Company exercised its one-year extension option and the U.S. Credit Facility is now scheduled to expire in October 2012. The U.S. Credit Facility has made available funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional real estate management programs, (iii) development and redevelopment costs, and (iv) any short-term working capital requirements. Interest on borrowings under the U.S. Credit Facility accrues at LIBOR plus 0.425% and fluctuates in accordance with changes in the Company’s senior debt ratings. As part of this U.S. Credit Facility, the Company has a competitive bid option whereby the Company may auction up to $750.0 million of its requested borrowings to the bank group. This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread. A facility fee of 0.15% per annum is payable quarterly in arrears. As part of the U.S. Credit Facility, the Company has a $200.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Pounds Sterling, Japanese Yen or Euros. Pursuant to the terms of the U.S. Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt, and (ii) minimum interest and fixed coverage ratios. As of December 31, 2010, the U.S. Credit Facility had a balance of $123.2 million outstanding and $23.7 million appropriated for letters of credit.

The Company also has a CAD $250.0 million unsecured credit facility with a group of banks.  This facility bears interest at a rate of CDOR plus 0.425%, subject to change in accordance with the Company’s senior debt ratings and was scheduled to mature March 2011.  During September 2010, the Company exercised its one-year extension option and the credit facility is now scheduled to expire in March 2012.  A facility fee of 0.15% per annum is payable quarterly in arrears.  This facility also permits U.S. dollar denominated borrowings.  Proceeds from this facility are used for general corporate purposes, including the funding of Canadian denominated investments.  As of December 31, 2010, there was no outstanding balance under this credit facility.  There are approximately CAD $1.4 million (approximately USD $1.4 million) appropriated for letters of credit at December 31, 2010 (see Note 22, Commitments and Contingencies).  The Canadian facility covenants are the same as the U.S. Credit Facility covenants described above.

During March 2008, the Company obtained a MXP 1.0 billion term loan, which bears interest at a rate of 8.58%, subject to change in accordance with the Company’s senior debt ratings, and is scheduled to mature in March 2013.  The Company utilized proceeds from this term loan to fully repay the outstanding balance of a MXP 500.0 million unsecured revolving credit facility, which had been terminated by the Company. Remaining proceeds from this term loan were used for funding MXP denominated investments.  As of December 31, 2010, the outstanding balance on this term loan was MXP 1.0 billion (approximately USD $80.9 million).  The covenants for this term loan are the same as the U.S. Credit Facility covenants described above

The scheduled maturities of all unsecured notes payable as of December 31, 2010, were approximately as follows (in millions): 2011, $90.6; 2012, $348.3; 2013, $557.2; 2014, $295.2; 2015, $350.0; and thereafter, $1,341.1.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

14.   Mortgages Payable:

During 2010, the Company (i) assumed approximately $144.8 million of individual non-recourse mortgage debt relating to the acquisition of eight operating properties, including a decrease of approximately $4.4 million associated with fair value debt adjustments, (ii) assigned approximately $159.9 million in non-recourse mortgage debt encumbering three operating properties that were sold to newly formed joint ventures in which the Company has noncontrolling interests, (iii) assigned approximately $81.0 million of non-recourse mortgage debt encumbering an operating property that was sold to a third party and (iv) paid off approximately $226.0 million of mortgage debt that encumbered 17 operating properties.  In connection with the repayment of five of these mortgages, the Company incurred early extinguishment of debt charges aggregating approximately $4.3 million.

During 2009, the Company (i) obtained 21 new non-recourse mortgages aggregating approximately $400.2 million, which bear interest at rates ranging from 5.95% to 8.00% and have maturities ranging from five months to six years (ii) assumed approximately $579.2 million of individual non-recourse mortgage debt relating to the acquisition of 22 operating properties, including an increase of approximately $1.6 million of fair value debt adjustments and (iii) paid off approximately $437.7 million of individual non-recourse mortgage debt that encumbered 24 operating properties.

Mortgages payable, collateralized by certain shopping center properties and related tenants' leases, are generally due in monthly installments of principal and/or interest which mature at various dates through 2031. Interest rates range from approximately LIBOR (0.26% as of December 31, 2010) to 9.75% (weighted-average interest rate of 6.13% as of December 31, 2010).  The scheduled principal payments (excluding any extension options available to the Company) of all mortgages payable, excluding net unamortized fair value debt adjustments of approximately $1.8 million, as of December 31, 2010, were approximately as follows (in millions): 2011, $56.7; 2012, $204.6; 2013, $92.6; 2014, $224.8; 2015, $60.6 and thereafter, $405.2.

15.   Construction Loans Payable:

During 2010, the Company fully repaid two construction loans aggregating approximately $30.2 million and obtained a new 25-year construction loan on a development project located in Chile with a total loan commitment of $48.3 million and bears interest at 10 year-BCU, as defined, plus 2.87% with a floor of 5.22%. As of December 31, 2010, total loan commitments on the Company’s three construction loans aggregated approximately $82.5 million of which approximately $30.3 million has been funded. These loans have scheduled maturities ranging from 2012 to 2035 and bear interest at rates ranging from LIBOR plus 1.90% (2.16% at December 31, 2010) to 5.79%.  These construction loans are collateralized by the respective projects and associated tenants’ leases.  The scheduled maturities of all construction loans payable as of December 31, 2010, were approximately as follows (in millions): 2011, $0; 2012, $12.9; 2013, $2.9; 2014, $2.0; 2015, $0 and thereafter, $12.5.

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

16.   Noncontrolling Interests:

Noncontrolling interests represent the portion of equity that the Company does not own in those entities it consolidates as a result of having a controlling interest or determined that the Company was the primary beneficiary of a VIE in accordance with the provisions of the FASB’s Consolidation guidance.

The Company accounts and reports for noncontrolling interests in accordance with the Consolidation guidance and the Distinguishing Liabilities from Equity guidance issued by the FASB. The Company identifies its noncontrolling interests separately within the equity section on the Company’s Consolidated Balance Sheets. Units that are determined to be mandatorily redeemable are classified as Redeemable noncontrolling interests and presented in the mezzanine section between Total liabilities and Stockholder’s equity on the Company’s Consolidated Balance Sheets. The amounts of consolidated net income attributable to the Company and to the noncontrolling interests are presented separately on the Company’s Consolidated Statements of Operations.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During 2006, the Company acquired seven shopping center properties located throughout Puerto Rico.  These properties were acquired through the issuance of approximately $158.6 million of non-convertible units, approximately $45.8 million of convertible units, the assumption of approximately $131.2 million of non-recourse debt and $116.3 million in cash. Noncontrolling interests related to these acquisitions was approximately $233.0 million of units, including premiums of approximately $13.5 million and a fair market value adjustment of approximately $15.1 million (collectively, the "Units"). The Company is restricted from disposing of these assets, other than through a tax free transaction until November 2015.

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

The following units have been redeemed as of December 31, 2010:

Type	Units Redeemed	Par Value Redeemed (in millions)	Redemption Type
Preferred A Units	2,200,000	$2.2	Cash
Class A Preferred Units	2,000	$20.0	Cash
Class B-1 Preferred Units	2,438	$24.4	Cash
Class B-2 Preferred Units	5,576	$55.8	Cash/Charitable Contribution
Class C DownReit Units	61,804	$1.9	Cash

Noncontrolling interest relating to the remaining units was $110.4 million and $113.1 million as of December 31, 2010 and 2009, respectively.

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

During 2007, 30,000 units, or $1.1 million par value, of the Class B Units were redeemed by the holder in cash at the option of the Company. Noncontrolling interest relating to the units was $40.4 million and $40.3 million as of December 31, 2010 and 2009, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Noncontrolling interests also includes 138,015 convertible units issued during 2006, by the Company, which were valued at approximately $5.3 million, including a fair market value adjustment of $0.3 million, related to an interest acquired in an office building located in Albany, NY. These units are redeemable at the option of the holder after one year for cash or at the option of the Company for the Company’s common stock at a ratio of 1:1.  The holder is entitled to a distribution equal to the dividend rate of the Company’s common stock.  The Company is restricted from disposing of these assets, other than through a tax free transaction, until January 2017.

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the year ended December 31, 2010 and December 31, 2009 (amounts in thousands):

	2010	2009
Balance at January 1,	$100,304	$115,853
Unit redemptions	(5,208)	(14,889)
Fair market value amortization	18	(571)
Other	(54)	(89)
Balance at December 31,	$95,060	$100,304

17.   Fair Value Disclosure of Financial Instruments:

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

	December 31,
	2010		2009
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value

Marketable Securities	$223,991	$224,451	$209,593	$204,006
Notes Payable	$2,982,421	$3,162,183	$3,000,303	$3,099,139
Mortgages Payable	$1,046,313	$1,120,797	$1,388,259	$1,377,224
Construction Loans Payable	$30,253	$32,192	$45,821	$44,725
Mandatorily Redeemable Noncontrolling Interests (termination dates ranging from 2019 – 2027)	$2,697	$5,462	$2,768	$5,256

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

 To comply with the FASB’s Fair Value Measurements and Disclosures guidance, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and 2009 (in thousands):

	Balance at December 31,2010	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$31,016	$31,016	$-	$-
Convertible notes	$172,075	$-	$172,075	$-
Conversion option	$10,205	$-	$10,205	$-
Liabilities:
Interest rate swaps	$506	$-	$506	$-

	Balance at December 31,2009	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$25,812	$25,812	$-	$-
Convertible notes	$140,281	$-	$140,281	$-
Conversion option	$9,095	$-	$9,095	$-
Liabilities:
Interest rate swaps	$150	$-	$150	$-

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2010 and 2009 are as follows (in thousands):

	Balance at December 31, 2010	Level 1	Level 2	Level 3
Assets:
Real estate	$16,414	$-	$-	$16,414
Real estate under development	$22,626	$-	$-	$22,626
Other real estate investments	$3,921	$-	$-	$3,921
Mortgage and other financing receivables	$1,405	$-	$-	$1,405

	Balance at December 31, 2009	Level 1	Level 2	Level 3
Assets:
Investments and advances in real estate joint ventures	$177,037	$-	$-	$177,037
Real estate under development/ redevelopment	$89,939	$-	$-	$89,939
Other real estate investments	$43,383	$-	$-	$43,383

During 2010, the Company recognized impairment charges of approximately $34.5 million relating to adjustments to property carrying values, real estate under development, investments in other real estate investments and other investments.

During 2009, the Company recognized impairment charges of approximately $145.0 million relating to adjustments to property carrying values, investments in other real estate joint investments and investments in real estate joint ventures.

The Company’s estimated fair values relating to the above impairment assessments were based upon purchase price offers or discounted cash flow models that included all estimated cash inflows and outflows over a specified holding period and where applicable, any estimated debt premiums. These cash flows were comprised of unobservable inputs which included contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the respective properties.  Based on these inputs the Company determined that its valuation in these investments was classified within Level 3 of the fair value hierarchy.

18.   Financial Instruments - Derivatives and Hedging:

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

Cash Flow Hedges of Interest Rate Risk -

 The Company, from time to time, hedges the future cash flows of its floating-rate debt instruments to reduce exposure to interest rate risk principally through interest rate swaps and interest rate caps with major financial institutions. The effective portion of the changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the years ended December 31, 2010 and 2009, the Company had no hedge ineffectiveness.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Amounts reported in accumulated other comprehensive income related to cash flow hedges will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During 2011, the Company estimates that an additional $0.4 million will be reclassified as an increase to interest expense.

As of December 31, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Number of Instruments	Notional (in milions)
Interest Rate Caps	2	$ 81.9
Interest Rate Swaps	1	$ 20.7

The fair value of these derivative financial instruments classified as asset derivatives was $0.0 million and $0.4 million for December 31, 2010 and 2009, respectively.  The fair value of these derivative financial instruments classified as liability derivatives was $0.5 million as of December 31, 2010 and 2009.

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

19.   Preferred Stock, Common Stock and Convertible Unit Transactions –

Preferred Stock –

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

As to any matter on which the Class H Preferred Stock may vote, including any actions by written consent, each share of the Class H Preferred Stock shall be entitled to 100 votes, each of which 100 votes may be directed separately by the holder thereof. With respect to each share of Class H Preferred Stock, the holder thereof may designate up to 100 proxies, with each such proxy having the right to vote a whole number of votes (totaling 100 votes per share of Class G Preferred Stock). As a result, each Class H Depositary Share is entitled to one vote.

Liquidation Rights - In the event of any liquidation, dissolution or winding up of the affairs of the Company, the Preferred Stock holders are entitled to be paid, out of the assets of the Company legally available for distribution to its stockholders, a liquidation preference of $250.00 Class F Preferred per share, $2,500.00 Class G Preferred per share and $2,500.00 Class H Preferred per share ($25.00 per Class F, Class G and Class H Depositary Share), plus an amount equal to any accrued and unpaid dividends to the date of payment, before any distribution of assets is made to holders of the Company’s common stock or any other capital stock that ranks junior to the Preferred Stock as to liquidation rights.

Common Stock –

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

Convertible Units –

During 2006, the Company acquired interests in seven shopping center properties located throughout Puerto Rico.  The properties were acquired through the issuance of approximately $158.6 million of non-convertible units, approximately $45.8 million of convertible units, approximately $131.2 million of non-recourse debt and $116.3 million in cash.

The convertible units consist of 2,627 Class B-1 Preferred Units, par value $10,000 per unit and 640,001 Class C DownREIT Units, valued at an issuance price of $30.52 per unit.  Both the Class B-1 Units and the Class C DownREIT

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Units are redeemable by the holder at any time after November 30, 2010, for cash, or at the Company’s option, shares of the Company’s common stock.  During 2007 to 2010, 2,438 units, or $24.4 million, of the Class B-1 Preferred Units were redeemed and 61,804 units, or $1.9 million, of the Class C DownREIT Units were redeemed under the Loan provision of the Agreement. The Company opted to settle these units in cash.

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

During April 2006, the Company acquired interests in two shopping center properties, located in Bay Shore and Centereach, NY, valued at an aggregate $61.6 million.  The properties were acquired through the issuance of units from a consolidated subsidiary and consist of approximately $24.2 million of Redeemable Units, which are redeemable at the option of the holder, approximately $14.0 million of fixed rate Redeemable Units and the assumption of approximately $23.4 million of non-recourse mortgage debt. The Company has the option to settle the redemption of the $24.2 million redeemable units with Common Stock, at a ratio of 1:1 or in cash.  From 2007 to 2010, 30,000 units, or $1.1 million par value, of the Redeemable Units were redeemed by the holder.  The Company opted to settle these units in cash.

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

The amount of consideration that would be paid to unaffiliated holders of units issued from the Company’s consolidated subsidiaries which are not mandatorily redeemable, as if the termination of these consolidated subsidiaries occurred on December 31, 2010, is approximately $28.0 million.  The Company has the option to settle such redemption in cash or shares of the Company’s common stock.  If the Company exercised its right to settle in Common Stock, the unit holders would receive approximately 1.6 million shares of Common Stock.

20.  Supplemental Schedule of Non-Cash Investing/Financing Activities:

The following schedule summarizes the non-cash investing and financing activities of the Company for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Acquisition of real estate interests by assumption of mortgage debt	$670	$577,604	$96,226
Exchange of DownREIT units for Common Stock	$-	$-	$80,000
Disposition/transfer of real estate interest by origination of mortgage debt	$-	$-	$27,175
Disposition of real estate interest by assignment of mortgage debt	$81,000	$-	$-
Issuance of Restricted Common Stock	$5,070	$3,415	$1,405
Proceeds held in escrow through sale of real estate interest	$-	$-	$11,195
Disposition of real estate through the issuance of an unsecured obligation	$975	$1,366	$6,265
Investment in real estate joint venture by contribution of properties and assignment of debt	$149,034	$-	$-
Deconsolidation of Joint Venture:
Decrease in real estate and other assets	$-	$-	$55,453
Decrease in noncontrolling interest, construction loan and other liabilities	$-	$-	$55,453
Declaration of dividends paid in succeeding period	$89,037	$76,707	$131,097

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Consolidation of Joint Ventures:
Increase in real estate and other assets	$174,327	$47,368	$68,360
Increase in mortgages payable	$144,803	$35,104	$-

21.   Transactions with Related Parties:

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

Ripco Real Estate Corp. was formed in 1991 and employs approximately 40 professionals and serves numerous retailers, REITS and developers. Ripco’s business activities include serving as a leasing agent and representative for national and regional retailers including Target, Best Buy, Kohls and many others, providing real estate brokerage services and principal real estate investing. Mr. Todd Cooper, an officer and 50% shareholder of Ripco, is a son of Mr. Milton Cooper, Executive Chairman of the Board of Directors of the Company. During 2010 and 2009, the Company paid brokerage commissions of $0.7 million and $0.7 million, respectively, to Ripco for services rendered primarily as leasing agent for various national tenants in shopping center properties owned by the Company. The Company believes that the brokerage commissions paid were at or below the customary rates for such leasing services.

Additionally, the Company has the following joint venture investments with Ripco. During 2005, the Company acquired three operating properties and one land parcel, through joint ventures, in which the Company and Ripco each hold 50% noncontrolling interests. The Company accounts for its investment in these joint ventures under the equity method of accounting. As of December 31, 2010, these joint ventures hold three individual one-year loans aggregating $17.3 million which are scheduled to mature in 2011 and bear interest at rates ranging from LIBOR plus 1.50% to LIBOR plus 2.75% per annum. These loans are jointly and severally guaranteed by the Company and the joint venture partner. Subsequent to December 31, 2010, one of these properties, which was encumbered by an $11.0 million loan, was sold to a third party and the Company was relieved of the corresponding debt guarantee.

Reference is made to Note 4, 5, 8 and 22 for additional information regarding transactions with related parties.

22.   Commitments and Contingencies:

Operations -

The Company and its subsidiaries are primarily engaged in the operation of shopping centers which are either owned or held under long-term leases which expire at various dates through 2095.  The Company and its subsidiaries, in turn, lease premises in these centers to tenants pursuant to lease agreements which provide for terms ranging generally from 5 to 25 years and for annual minimum rentals plus incremental rents based on operating expense levels and tenants' sales volumes. Annual minimum rentals plus incremental rents based on operating expense levels comprised approximately 99% of total revenues from rental property for each of the three years ended December 31, 2010, 2009 and 2008.

The future minimum revenues from rental property under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases are executed for such premises, for future years are approximately as follows (in millions): 2011, $634.7; 2012, $589.8; 2013, $515.4; 2014, $439.8; 2015, $376.9; and thereafter; $1,771.5.

Minimum rental payments under the terms of all non-cancelable operating leases pertaining to the Company’s shopping center portfolio for future years are approximately as follows (in millions): 2011, $11.9; 2012, $11.1; 2013, $10.6; 2014, $10.2; 2015, $9.2; and thereafter, $167.7.

Captive Insurance -

In October 2007, the Company formed a wholly-owned captive insurance company, Kimco Insurance Company, Inc., ("KIC"), which provides general liability insurance coverage for all losses below the deductible under our third-party policy. The Company entered into the Insurance Captive as part of its overall risk management program and to stabilize

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

Guarantees –

On a select basis, the Company provides guarantees on interest bearing debt held within real estate joint ventures in which the Company has noncontrolling ownership interests.  The Company is often provided with a back-stop guarantee from its partners.  The Company had the following outstanding guarantees as of December 31, 2010 (amounts in millions):

Name of Joint Venture	Amount of Guarantee	Interest rate	Maturity, with extensions	Terms	Type of debt
InTown Suites Management, Inc.	$ 147.5	LIBOR plus 0.375% (1)	2012	25% partner back-stop	Unsecured credit facility
Willowick	$ 24.5	LIBOR plus 1.50%	2012	15% partner back-stop	Unsecured credit facility
Factoria Mall	$ 52.3	LIBOR plus 4.00%	2012	Jointly and severally with partner	Mortgage loan
RioCan	$ 4.4	Prime plus 2.25%	2011	Jointly with 50% partner	Letter of credit facility
Cherokee	$ 45.1	Floating Prime plus 1.9%	2011	50% partner back-stop	Construction loan
Towson	$ 10.0	LIBOR plus 3.50%	2014	Jointly and severally with partner	Mortgage loan
Hillsborough	$ 3.1	LIBOR plus 1.50%	2012	Jointly and severally with partner	Promissory note
Derby (2)	$ 11.0	LIBOR plus 2.75%	2011	Jointly and severally with partner	Promissory note
Sequoia	$ 5.8	LIBOR plus 0.75%	2012	Jointly and severally with partner	Promissory note
East Northport	$ 3.2	LIBOR plus 1.50%	2012	Jointly and severally with partner	Promissory note

(1)  The joint venture obtained an interest rate swap at 5.37% on $128.0 million of this debt.  The swap is designated as a cash flow hedge and is deemed highly effective; as such, adjustments to the swaps fair value are recorded at the joint venture level in other comprehensive income.

(2)  Subsequent to December 31, 2010, this property was sold to a third party, as such, the debt was repaid and the Company was relieved of this guarantee

In addition to the guarantees above, KimPru had a term loan facility which bore interest at a rate of LIBOR plus 1.25% and was scheduled to mature in August 2010.  This facility was guaranteed by the Company with a guarantee from PREI to the Company for 85% of any guaranty payment the Company was obligated to make.  During July 2010, KimPru fully repaid the $287.5 million outstanding balance on this facility primarily from capital contributions provided by the partners, at their respective ownership percentages of 85% from PREI and 15% from the Company.

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

During August 2009, the Company became obligated to issue a letter of credit for approximately CAD $66.0 million (approximately USD $62.7 million) relating to a tax assessment dispute with the Canada Revenue Agency (“CRA”).  The letter of credit had been issued under the Company’s CAD $250 million credit facility. The dispute was in regards to three of the Company’s wholly-owned subsidiaries which hold a 50% co-ownership interest in Canadian real estate. However, applicable Canadian law requires that a non-resident corporation post sufficient collateral to cover a claim for taxes assessed. As such, the Company issued its letter of credit as required by the governing law.  During November 2010, the Company was released from this tax assessment and as a result the letter of credit was returned to the Company.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Other -

In connection with the construction of its development projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied.  These bonds expire upon the completion of the improvements and infrastructure.  As of December 31, 2010, there were approximately $45.3 million in performance and surety bonds outstanding.

As of December 31, 2010, the Company had accrued $3.8 million in connection with a legal claim related to a previously sold ground-up development project.  The Company is currently negotiating with the plaintiff to settle this claim and believes that the probable settlement amount will approximate the amount accrued.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

23.   Incentive Plans:

The Company maintains two equity participation plans, the Second Amended and Restated 1998 Equity Participation Plan (the “Prior Plan”) and the 2010 Equity Participation Plan (the “2010 Plan”) (collectively, the “Plans”).  The Prior Plan provides for a maximum of 47,000,000 shares of the Company’s common stock to be issued for qualified and non-qualified options and restricted stock grants.  The 2010 Plan provides for a maximum of 5,000,000 shares of the Company’s common stock to be issued for qualified and non-qualified options, restricted stock, performance awards and other awards, plus the number of shares of common stock which are or become available for issuance under the Prior Plan and which are not thereafter issued under the Prior Plan, subject to certain conditions.  Unless otherwise determined by the Board of Directors at its sole discretion, options granted under the Plans generally vest ratably over a range of three to five years, expire ten years from the date of grant and are exercisable at the market price on the date of grant.  Restricted stock grants generally vest (i) 100% on the fourth or fifth anniversary of the grant, (ii) ratably over three or four years or (iii) over three years at 50% after two years and 50% after the third year.  Performance share awards may provide a right to receive shares of restricted stock based on the Company’s performance relative to its peers, as defined, or based on other performance criteria as determined by the Board of Directors.  In addition, the Plans provide for the granting of certain options and restricted stock to each of the Company’s non-employee directors (the “Independent Directors”) and permits such Independent Directors to elect to receive deferred stock awards in lieu of directors’ fees.

The Company accounts for stock options in accordance with FASB’s Compensation – Stock Compensation guidance which requires that all share based payments to employees, including grants of employee stock options, be recognized in the statement of operations over the service period based on their fair values.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing formula.  The assumption for expected volatility has a significant affect on the grant date fair value.  Volatility is determined based on the historical equity of common stock for the most recent historical period equal to the expected term of the options plus an implied volatility measure.  The more significant assumptions underlying the determination of fair values for options granted during 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
	2010	2009	2008
Weighted average fair value of options granted	$3.82	$3.16	$5.73
Weighted average risk-free interest rates	2.40%	2.54%	3.13%
Weighted average expected option lives (in years)	6.25	6.25	6.38
Weighted average expected volatility	37.98%	45.81%	26.16%
Weighted average expected dividend yield	4.21%	5.48%	4.33%

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Information with respect to stock options under the Plan for the years ended December 31, 2010, 2009, and 2008 are as follows:

	Shares	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic value (in millions)
Options outstanding, January 1, 2008	15,623,454	$29.39	$133.7
Exercised	(1,862,209)	$20.59
Granted	2,903,475	$37.29
Forfeited	(400,898)	$38.64
Options outstanding, December 31, 2008	16,263,822	$31.58	$7.6
Exercised	(116,418)	$12.79
Granted	1,746,000	$11.58
Forfeited	(332,483)	$33.57
Options outstanding, December 31, 2009	17,560,921	$29.69	$3.4
Exercised	(616,245)	$13.73
Granted	1,776,175	$15.63
Forfeited	(1,605,062)	$33.68
Options outstanding, December 31, 2010	17,115,789	$28.32	$18.0
Options exercisable (fully vested)-
December 31, 2008	9,011,677	$26.00	$7.6
December 31, 2009	10,869,336	$28.36	$0.0
December 31, 2010	11,712,900	$29.74	$5.8

The exercise prices for options outstanding as of December 31, 2010, range from $7.22 to $53.14 per share.  The Company estimates forfeitures based on historical data.  The weighted-average remaining contractual life for options outstanding as of December 31, 2010, was approximately 5.8 years. The weighted-average remaining contractual term of options currently exercisable as of December 31, 2010, was approximately 4.7 years.  Options to purchase 5,874,704, 2,989,805 and 5,031,718, shares of the Company’s common stock were available for issuance under the Plan at December 31, 2010, 2009 and 2008, respectively.  As of December 31, 2010, the Company had 5,402,889 options expected to vest, with a weighted-average exercise price per share of $25.61 and an aggregate intrinsic value of $7.4 million.

Cash received from options exercised under the Plan was approximately $8.5 million, $1.5 million and $38.3 million, for the years ended December 31, 2010, 2009 and 2008, respectively.  The total intrinsic value of options exercised during 2010, 2009 and 2008 was approximately $2.1 million, $0.2 million, and $35.0 million, respectively.

The Company recognized expenses associated with its equity awards of approximately $14.2 million, $13.3 million, and $12.9 million, for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, the Company had approximately $24.4 million of total unrecognized compensation cost related to unvested stock compensation granted under the Company’s Plan.  That cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

The Company maintains a 401(k) retirement plan covering substantially all officers and employees, which permits participants to defer up to the maximum allowable amount determined by the Internal Revenue Service of their eligible compensation. This deferred compensation, together with Company matching contributions, which generally equal employee deferrals up to a maximum of 5% of their eligible compensation (capped at $170,000), is fully vested and funded as of December 31, 2010. The Company’s contributions to the plan were approximately $2.1 million, $1.8 million, and $1.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

24.   Income Taxes:

The Company elected to qualify as a REIT in accordance with the Code commencing with its taxable year which began January 1, 1992.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted REIT taxable income to its stockholders.  It is management’s intention to adhere to these requirements and maintain the Company’s REIT status.  As a REIT, the Company generally will not be subject to corporate federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes. The Company is also subject to local taxes on certain Non-U.S. investments.

Reconciliation between GAAP Net Income and Federal Taxable Income:

The following table reconciles GAAP net income/(loss) to taxable income for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010 (Estimated)	2009 (Actual)	2008 (Actual)
GAAP net income/(loss) attributable to the Company	$142,868	$(3,942)	$249,902
Less: GAAP net loss/(income) of taxable REIT subsidiaries	13,920	67,844	(9,002)
GAAP net income from REIT operations (a)	156,788	63,902	240,900
Net book depreciation in excess of tax depreciation	20,577	25,145	19,249
Deferred/prepaid/above and below market rents, net	(19,206)	(21,863)	(17,521)
Book/tax differences from non-qualified stock options	9,853	11,128	(15,994)
Book/tax differences from investments in real estate joint ventures	51,448	53,152	55,047
Book/tax difference on sale of property	(32,942)	(18,666)	5,617
Valuation adjustment of foreign currency contracts	-	-	(35)
Book adjustment to property carrying values and marketable equity securities	28,843	107,468	71,638
Other book/tax differences, net	(7,482)	(6,250)	10,769
Adjusted REIT taxable income	$207,879	$214,016	$369,670

Certain amounts in the prior periods have been reclassified to conform to the current year presentation, in the table above.

(a)  All adjustments to "GAAP net income/(loss) from REIT operations" are net of amounts attributable to noncontrolling interest and taxable REIT subsidiaries.

Cash Dividends Paid and Dividends Paid Deductions (in thousands):

For the years ended December 31, 2010, 2009 and 2008 cash dividends paid exceeded the dividends paid deduction and amounted to $306,964, $331,024, and $469,024, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Characterization of Distributions:

The following characterizes distributions paid for the years ended December 31, 2010, 2009 and 2008, (in thousands):

	2010		2009		2008
Preferred F Dividends
Ordinary income	$11,638	100%	$11,638	100%	$9,079	78%
Capital gain	-	-%	-	-%	2,559	22%
	$11,638	100%	$11,638	100%	$11,638	100%
Preferred G Dividends
Ordinary income	$35,650	100%	$35,650	100%	$28,197	78%
Capital gain	-	-%	-	-%	7,948	22%
	$35,650	100%	$35,650	100%	$36,145	100%
Common Dividends
Ordinary income	$181,773	70%	$204,291	72%	$290,656	69%
Capital gain	-	-%	-	-%	80,036	19%
Return of capital	77,903	30%	79,445	28%	50,549	12%
	$259,676	100%	$283,736	100%	$421,241	100%
Total dividends distributed	$306,964		$331,024		$469,024

Taxable REIT Subsidiaries and Taxable Entities:

The Company is subject to federal, state and local income taxes on the income from its TRS activities, which include Kimco Realty Services ("KRS"), a wholly owned subsidiary of the Company, and the consolidated entities of FNC, and Blue Ridge Real Estate Company/Big Boulder Corporation.  The Company is also subject to local taxes on certain Non-U.S investments.

Income taxes have been provided for on the asset and liability method as required by the FASB’s Income Tax guidance.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of taxable assets and liabilities.

The Company’s taxable income for book purposes and provision for income taxes relating to the Company’s TRS and taxable entities which have been consolidated for accounting reporting purposes, for the years ended December 31, 2010, 2009, and 2008, are summarized as follows (in thousands):

	2010	2009	2008
Loss before income taxes – U.S.	$(23,658)	$(104,231)	$(3,972)
Benefit for income taxes:
Federal	8,618	35,254	11,026
State and local	1,120	1,133	1,948
Total tax benefit – U.S.	9,738	36,387	12,974
GAAP net (loss)/income from taxable REIT subsidiaries	$(13,920)	$(67,844)	$9,002

Income/(loss) before taxes – Non-U.S.	$102,426	$106,269	$(28,169)
Non-U.S. tax provision	$13,241	$6,475	$2,597

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company’s deferred tax assets and liabilities at December 31, 2010 and 2009, were as follows (in thousands):

	2010	2009
Deferred tax assets:
Tax/GAAP basis differences	$80,539	$70,198
Net operating losses	43,700	55,613
Related party deferred loss	7,275	-
Tax credit carryforwards	5,240	6,319
Non-U.S. tax/GAAP basis differences	25,375	22,698
Valuation allowance	(33,783)	(33,783)
Total deferred tax assets	128,346	121,045
Deferred tax liabilities – U.S.	(10,108)	(14,005)
Deferred tax liabilities – Non-U.S.	(15,619)	(13,521)
Net deferred tax assets	$102,619	$93,519

As of December 31, 2010, the Company had net deferred tax assets of approximately $102.6 million. This net deferred tax asset includes approximately $9.9 million for the tax effect of net operating losses, (“NOL”) after the impact of a valuation allowance of $33.8 million, relating to FNC. The partial valuation allowance on the FNC deferred tax asset reduces the deferred tax asset related to NOLs to the amount that is more likely than not realizable.  The Company based the valuation allowance related to FNC on projected taxable income and the expected utilization of remaining net operating loss carryforwards.  Additionally, FNC has approximately $3.2 million of deferred tax assets relating to differences in GAAP book basis and tax basis of accounting.  The Company has foreign net deferred tax assets of $9.8 million, relating to its operations in Canada and Mexico due to differences in GAAP book basis and tax basis of accounting.  The Company’s remaining net deferred tax asset of approximately $79.7 million primarily relates to KRS and consists of (i) $10.1 million in deferred tax liabilities, (ii) $7.3 million related to partially deferred losses, (iii) $5.2 million in tax credit carryforwards, $3.9 million of which expire from 2027 through 2030 and $1.3 million that do not expire and (iv) $77.3 million primarily relating to differences in GAAP book basis and tax basis of accounting for (i) real estate assets, (ii) real estate joint ventures, (iii) other real estate investments, and (iv) asset impairments charges that have been recorded for book purposes but not yet recognized for tax purposes and (v) other miscellaneous deductible temporary differences.

As of December 31, 2010, the Company determined that no valuation allowance was needed against the $79.7 million net deferred tax asset within KRS. This determination was based upon the Company’s analysis of both positive evidence, which includes future projected income for KRS and negative evidence, which consists of a three year cumulative pre-tax book loss of approximately $105.1 million for KRS. The cumulative loss was primarily the result of significant impairment charges taken by KRS during 2010 and 2009 of approximately $22.5 million and approximately $91.7 million, respectively.

The Company believes, when evaluating KRS’s deferred tax assets, special consideration should be given to the unique relationship between the Company as a REIT and KRS as a taxable REIT subsidiary.  This relationship exists primarily to protect the REIT’s qualification under the Code by permitting, within certain limits, the REIT to engage in certain business activities in which the REIT cannot directly participate.  As such, the REIT controls which and when investments are held in, or distributed or sold from, KRS.  This relationship distinguishes a REIT and taxable REIT subsidiary from an enterprise that operates as a single, consolidated corporate taxpayer.  The Company will continue through this structure to operate certain business activities in KRS.  KRS has a strong earnings history exclusive of the impairment charges. Since 2001, KRS has produced taxable income in each year through 2008. Over the three year period prior to its first tax loss year (2009), KRS generated approximately $59.4 million of taxable income cumulatively, before net operating loss carrybacks.  KRS estimates that it will report taxable income for its 2010 tax year.

KRS’s activities historically consisted of a merchant building business for the ground-up development of shopping center properties and subsequent sale upon completion.  KRS also made investments which included redevelopment properties and joint venture investments such as KRS’s investment in the Albertson’s joint venture.  During 2009, the Company changed its merchant building strategy from a sale upon completion strategy to a long-term hold strategy for its remaining merchant building projects.  In addition, KRS still holds its interest in the Albertson’s joint venture.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

With the Company’s change in its merchant building strategy, future business operations at KRS do not support the previous capital structure.  To that extent, the Company recapitalized and KRS paid down approximately $369 million of intercompany loans during 2010.  As of December 31, 2010, KRS’s intercompany payable was approximately $195 million.  KRS committed to maintain this reduced leverage at its current level.  In addition, the Company committed to transfer a portion of the Company’s property management business to KRS, which is expected to generate approximately $2 million of income annually.

To determine future projected income, the Company scheduled KRS’s pre-tax book income and taxable income over a twenty year period taking into account its continuing operations (“Core Earnings”).  Core Earnings consist of estimated net operating income for properties currently in service and generating rental income from existing tenants. Major lease turnover is not expected in these properties as these properties were generally constructed and leased within the past three years. To allow the forecast to remain objective and verifiable, no income growth was forecasted for any other aspect of KRS’s continuing business activities including its investment in the Albertson’s joint venture. The Company also included future known events in its projected income forecast, such as the maturity of certain mortgages and construction loans, the reduced level of intercompany debt, and future property management income, each of which will increase future book and taxable income.  In addition, the Company can employ additional strategies to realize KRS’s deferred tax assets including transferring a greater portion of its property management business, sale of certain built-in gain assets, and further reducing intercompany debt.

The Company’s projection of KRS’s future taxable income, utilizing the assumptions above with respect to Core Earnings, reductions in interest expense and future management fee income, net of related expenses, generates approximately $66.0 million after the reversal of approximately $77.7 million of deductible temporary differences (tax effected).  As a result of this analysis the Company has determined it is more likely than not that KRS’s net deferred tax asset of $79.7 million will be realized and therefore, no valuation allowance is needed at December 31, 2010. If future income projections do not occur as forecasted or the Company incurs additional impairment losses, the Company will reevaluate the need for a valuation allowance.

Deferred tax assets and deferred tax liabilities are included in the caption Other assets and Other liabilities on the accompanying Consolidated Balance Sheets at December 31, 2010 and 2009.  Operating losses and the valuation allowance are primarily due to the Company’s consolidation of FNC for accounting and reporting purposes.  At December 31, 2010, FNC had approximately $112.1 million of NOL carryforwards that expire from 2022 through 2025, with a tax value of approximately $43.7 million.  At December 31, 2009, FNC had approximately $117.5 million of NOL carryforwards, with a tax value of approximately $45.8 million.  A valuation allowance of $33.8 million has been established for a portion of these deferred tax assets.  The Company will continue to assess this valuation allowance to determine if adjustments are needed.

(Benefit)/provision differ from the amount computed by applying the statutory federal income tax rate to taxable income before income taxes were as follows (in thousands):

	2010	2009	2008
Federal benefit at statutory tax rate (35%)	$(8,280)	$(36,481)	$(1,390)
State and local taxes, net of federal benefit	(728)	(6,775)	(258)
Other	(730)	6,869	(8,283)
Valuation allowance decrease	-	-	(3,043)
	$(9,738)	$(36,387)	$(12,974)

Uncertain Tax Positions:

The Company is subject to income tax in certain jurisdictions outside the U.S., principally Canada and Mexico.  The statute of limitations on assessment of tax varies from three to seven years depending on the jurisdiction and tax issue. Tax returns filed in each jurisdiction are subject to examination by local tax authorities. The Company is currently under audit by the Canadian Revenue Agency, Mexican Tax Authority and the IRS.  Resolutions of these audits are not expected to be material to our financial statements.   The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The liability for uncertain tax benefits principally consists of estimated foreign, federal and state income tax liabilities and includes accrued interest and penalties of less than $0.1 million at December 31, 2010 and 2009.  The aggregate changes in the balance of unrecognized tax benefits were as follows (in thousands):

2010
Balance, beginning of year (1)	$13,090
Increases for tax positions related to current year	2,638
Decrease for audit settlements	(93)
Reductions due to lapsed statute of limitations	(727)
Balance, end of year	$14,908

(1) The Company partially reclassed a net foreign deferred tax asset, including a valuation allowance, from other assets to an uncertain tax position liability, which is classified within other liabilities.

25.   Supplemental Financial Information:

The following represents the results of operations, expressed in thousands except per share amounts, for each quarter during the years 2010 and 2009:

	2010 (Unaudited)
	Mar. 31	June 30	Sept. 30	Dec. 31
Revenues from rental property(1)	$213,492	$210,624	$210,227	$215,206

Net income attributable to the Company	$50,836	$24,611	$30,333	$37,088

Net income per common share:
Basic	$0.10	$0.03	$0.04	$0.05
Diluted	$0.10	$0.03	$0.04	$0.05

	2009 (Unaudited)
	Mar. 31	June 30	Sept. 30	Dec. 31
Revenues from rental property(1)	$192,188	$187,815	$189,956	$203,464

Net income/(loss) attributable to the Company	$38,424	$(134,651)	$40,108	$52,177

Net income/(loss) per common share:
Basic	$0.10	$(0.40)	$0.07	$0.11
Diluted	$0.10	$(0.40)	$0.07	$0.11

(1)  All periods have been adjusted to reflect the impact of operating properties sold during 2010 and 2009 and properties classified as held-for-sale as of December 31, 2010, which are reflected in the caption Discontinued operations on the accompanying Consolidated Statements of Operations.

Accounts and notes receivable in the accompanying Consolidated Balance Sheets are net of estimated unrecoverable amounts of approximately $15.7 million and $12.2 million of billed accounts receivable and $4.9 million and $10.1 million for accrued unbilled common area maintenance and real estate recoveries at December 31, 2010 and 2009, respectively.

26.   Pro Forma Financial Information (Unaudited):

As discussed in Notes 5, 6 and 7, the Company and certain of its subsidiaries acquired and disposed of interests in certain operating properties during 2010.  The pro forma financial information set forth below is based upon the Company's historical Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, adjusted to give effect to these transactions at the beginning of 2009.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2009, nor does it purport to represent the results of operations for future periods.  (Amounts presented in millions, except per share figures.)

	Year ended December 31,
	2010	2009
Revenues from rental property	$863.1	$792.7
Net income	$144.0	$10.7
Net income/(loss) attributable to the Company’s common shareholders	$73.7	$(34.7)

Net income/(loss) attributable to the Company’s common shareholders per common share:
Basic	$0.18	$(0.10)
Diluted	$0.18	$(0.10)

KIMCO REALTY CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2010, 2009 and 2008

(in thousands)

	Balance at beginning of period	Charged to expenses	Adjustments to valuation accounts	Deductions	Balance at end of period
Year Ended December 31, 2010
Allowance for uncollectable accounts	$12,200	$10,043	$-	$(6,531)	$15,712

Allowance for deferred tax asset	$33,783	$-	$-	$-	$33,783

Year Ended December 31, 2009
Allowance for uncollectable accounts	$9,000	$4,579	$-	$(1,379)	$12,200

Allowance for deferred tax asset	$33,783	$34,800	$(34,800)	$-	$33,783

Year Ended December 31, 2008
Allowance for uncollectable accounts	$9,000	$3,066	$-	$(3,066)	$9,000

Allowance for deferred tax asset	$36,826	$-	$(3,043)	$-	$33,783

KIMCO REALTY CORPORATION AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION	DATE OF ACQUISITION

KDI-GLENN SQUARE	3,306,779	-	43,544,452	3,306,779	43,544,452	46,851,231	1,153,962	45,697,269		2006
KDI-THE GROVE	18,951,763	6,403,809	30,753,492	16,395,647	39,713,417	56,109,064	1,047,328	55,061,736		2007
KDI-CHANDLER AUTO MALLS	9,318,595	-	(4,371,892)	4,603,149	343,554	4,946,703	-	4,946,703		2004
DEV- EL MIRAGE	6,786,441	503,987	130,064	6,786,441	634,051	7,420,492	-	7,420,492		2008
TALAVI TOWN CENTER	8,046,677	17,291,542	-	8,046,677	17,291,542	25,338,218	6,981,553	18,356,665			2007
KIMCO MESA 679, INC. AZ	2,915,000	11,686,291	1,099,887	2,915,000	12,786,178	15,701,178	4,210,212	11,490,966			1998
MESA PAVILLIONS	6,060,018	35,955,005	-	6,060,018	35,955,005	42,015,023	1,783,860	40,231,163			2009
MESA RIVERVIEW	15,000,000	-	135,411,005	307,992	150,103,013	150,411,005	17,566,385	132,844,620		2005
KDI-ANA MARIANA POWER CENTER	30,043,645	-	3,090,052	30,131,356	3,002,341	33,133,697	-	33,133,697		2006
METRO SQUARE	4,101,017	16,410,632	603,390	4,101,017	17,014,022	21,115,039	5,980,166	15,134,873			1998
HAYDEN PLAZA NORTH	2,015,726	4,126,509	5,463,097	2,015,726	9,589,606	11,605,332	2,838,829	8,766,503			1998
PHOENIX, COSTCO	5,324,501	21,269,943	1,199,155	4,577,869	23,215,730	27,793,599	4,899,172	22,894,428			1998
PHOENIX	2,450,341	9,802,046	821,993	2,450,341	10,624,039	13,074,380	3,803,781	9,270,599			1997
PINACLE PEAK- N. CANYON RANCH	1,228,000	8,774,694	-	1,228,000	8,774,694	10,002,694	683,801	9,318,894	3,849,728		2009
KDI-ASANTE RETAIL CENTER	8,702,635	3,405,683	2,878,367	11,039,472	3,947,213	14,986,684	-	14,986,684		2004
DEV-SURPRISE II	4,138,760	94,572	1,035	4,138,760	95,607	4,234,367	-	4,234,367		2008
ALHAMBRA, COSTCO	4,995,639	19,982,557	81,490	4,995,639	20,064,047	25,059,686	6,550,987	18,508,699			1998
ANGEL'S CAMP TOWN CENTER	1,000,000	6,463,129	-	1,000,000	6,463,129	7,463,129	247,683	7,215,446			2009
MADISON PLAZA	5,874,396	23,476,190	309,125	5,874,396	23,785,316	29,659,711	7,711,257	21,948,454			1998
CHULA VISTA, COSTCO	6,460,743	25,863,153	11,674,917	6,460,743	37,538,070	43,998,813	10,054,791	33,944,023			1998
CORONA HILLS, COSTCO	13,360,965	53,373,453	4,573,671	13,360,965	57,947,124	71,308,089	18,356,720	52,951,369			1998
EAST AVENUE MARKET PLACE	1,360,457	3,055,127	258,550	1,360,457	3,313,677	4,674,134	1,809,982	2,864,152	1,900,737		2006
LABAND VILLAGE SC	5,600,000	13,289,347	(21,602)	5,607,237	13,260,509	18,867,746	3,435,389	15,432,357	8,537,846		2008
CUPERTINO VILLAGE	19,886,099	46,534,919	4,476,512	19,886,099	51,011,431	70,897,530	13,045,274	57,852,256	35,155,540		2006
CHICO CROSSROADS	9,975,810	30,534,524	687,461	9,987,652	31,210,143	41,197,795	4,564,028	36,633,767	25,102,125		2008
CORONA HILLS MARKETPLACE	9,727,446	24,778,390	51,708	9,727,446	24,830,098	34,557,544	4,750,202	29,807,342			2007
ELK GROVE VILLAGE	1,770,000	7,470,136	667,860	1,770,000	8,137,995	9,907,995	3,969,202	5,938,792	2,006,542		2006
WATERMAN PLAZA	784,851	1,762,508	(110,571)	784,851	1,651,937	2,436,788	802,787	1,634,001	1,373,091		2006
RIVER PARK SHOPPING CENTER	4,324,000	18,018,653	-	4,324,000	18,018,653	22,342,653	845,116	21,497,537			2009
GOLD COUNTRY CENTER	3,272,212	7,864,878	37,686	3,278,290	7,896,486	11,174,776	1,555,554	9,619,222	7,068,229		2008
LA MIRADA THEATRE CENTER	8,816,741	35,259,965	(7,723,889)	6,888,680	29,464,137	36,352,817	9,436,120	26,916,697			1998
KENNETH HAHN PLAZA	4,114,863	7,660,855	-	4,114,863	7,660,855	11,775,718	675,851	11,099,868	6,000,000		2010
YOSEMITE NORTH SHOPPING CTR	2,120,247	4,761,355	564,711	2,120,247	5,326,066	7,446,312	2,878,043	4,568,269			2006

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION	DATE OF ACQUISITION

RALEY'S UNION SQUARE	1,185,909	2,663,149	(135,873)	1,185,909	2,527,276	3,713,186	1,219,077	2,494,108			2006
NOVATO FAIR S.C.	9,259,778	15,599,790	-	9,259,778	15,599,790	24,859,568	1,074,288	23,785,280	13,055,956		2009
SOUTH NAPA MARKET PLACE	1,100,000	22,159,086	6,838,973	1,100,000	28,998,059	30,098,059	7,479,305	22,618,753			2006
PLAZA DI NORTHRIDGE	12,900,000	40,574,842	2,813,099	12,900,000	43,387,941	56,287,941	10,099,626	46,188,315	26,524,059		2005
POWAY CITY CENTRE	5,854,585	13,792,470	7,701,699	7,247,814	20,100,941	27,348,754	4,434,313	22,914,442			2005
REDWOOD CITY	2,552,000	6,215,168	-	2,552,000	6,215,168	8,767,168	190,366	8,576,802	5,615,770		2009
NORTH POINT PLAZA	1,299,733	2,918,760	246,929	1,299,733	3,165,689	4,465,422	1,720,819	2,744,603			2006
RED BLUFF SHOPPING CTR	1,410,936	3,168,485	(125,876)	1,410,936	3,042,609	4,453,546	1,455,094	2,998,451			2006
TYLER STREET	3,020,883	7,811,339	37,443	3,200,516	7,669,149	10,869,665	2,220,622	8,649,043	6,803,997		2008
THE CENTRE	3,403,724	13,625,899	1,420,417	3,403,724	15,046,316	18,450,040	3,984,917	14,465,123			1999
SANTA ANA, HOME DEPOT	4,592,364	18,345,257	-	4,592,364	18,345,257	22,937,622	5,967,360	16,970,261			1998
SAN/DIEGO CARMEL MOUNTAIN	5,322,600	8,873,991	-	5,322,600	8,873,991	14,196,591	568,152	13,628,438			2009
FULTON MARKET PLACE	2,966,018	6,920,710	906,604	2,966,018	7,827,313	10,793,332	2,056,203	8,737,129			2005
MARIGOLD SC	15,300,000	25,563,978	3,382,398	15,300,000	28,946,376	44,246,376	9,613,151	34,633,225			2005
ELVERTA CROSSING	3,520,333	6,715,076	(1,120,333)	2,400,000	6,715,076	9,115,076	1,710,117	7,404,959			2009
BLACK MOUNTAIN VILLAGE	4,678,015	11,913,344	35,697	4,678,015	11,949,041	16,627,056	2,837,966	13,789,090			2007
TRUCKEE CROSSROADS	2,140,000	8,255,753	477,340	2,140,000	8,733,093	10,873,093	4,590,249	6,282,844	3,651,341		2006
PARK PLACE	7,871,396	7,763,171	-	7,871,396	7,763,171	15,634,567	1,518,628	14,115,939			2009
WESTLAKE SHOPPING CENTER	16,174,307	64,818,562	92,157,277	16,174,307	156,975,839	173,150,145	21,191,508	151,958,638			2002
VILLAGE ON THE PARK	2,194,463	8,885,987	5,565,248	2,194,463	14,451,235	16,645,698	3,667,360	12,978,338			1998
AURORA QUINCY	1,148,317	4,608,249	865,714	1,148,317	5,473,963	6,622,280	1,610,037	5,012,244			1998
AURORA EAST BANK	1,500,568	6,180,103	741,264	1,500,568	6,921,367	8,421,935	2,300,798	6,121,137			1998
SPRING CREEK COLORADO	1,423,260	5,718,813	1,459,557	1,423,260	7,178,370	8,601,630	2,065,209	6,536,421			1998
DENVER WEST 38TH STREET	161,167	646,983	-	161,167	646,983	808,150	214,258	593,892			1998
ENGLEWOOD PHAR MOR	805,837	3,232,650	238,370	805,837	3,471,020	4,276,857	1,128,946	3,147,911			1998
FORT COLLINS	1,253,497	7,625,278	1,599,608	1,253,497	9,224,886	10,478,382	2,236,255	8,242,127	2,280,789		2000
HERITAGE WEST	1,526,576	6,124,074	218,260	1,526,576	6,342,334	7,868,910	2,092,897	5,776,013			1998
WEST FARM SHOPPING CENTER	5,805,969	23,348,024	661,091	5,805,969	24,009,115	29,815,084	7,687,627	22,127,457			1998
N.HAVEN, HOME DEPOT	7,704,968	30,797,640	771,317	7,704,968	31,568,957	39,273,925	10,071,233	29,202,692			1998
WATERBURY	2,253,078	9,017,012	705,284	2,253,078	9,722,296	11,975,374	4,116,147	7,859,227			1993
DOVER	122,741	66,738	5,026,014	3,024,375	2,191,119	5,215,494	6,573	5,208,920			2003
ELSMERE	-	3,185,642	1,149,460	-	4,335,102	4,335,102	3,185,642	1,149,461		1979
ALTAMONTE SPRINGS	770,893	3,083,574	(1,231,524)	538,796	2,084,146	2,622,943	738,556	1,884,386			1995
AUBURNDALE	751,315	-	-	751,315	-	751,315	-	751,315			2009
BOCA RATON	573,875	2,295,501	1,710,546	733,875	3,846,047	4,579,922	1,805,592	2,774,330			1992
BAYSHORE GARDENS, BRADENTON FL	2,901,000	11,738,955	804,762	2,901,000	12,543,717	15,444,717	4,106,373	11,338,344			1998

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION	DATE OF ACQUISITION

BRADENTON PLAZA	527,026	765,252	161,423	527,026	926,675	1,453,701	81,485	1,372,215			2005
SHOPPES @ MT. CARMEL	204,432	937,457	-	204,432	937,457	1,141,890	16,355	1,125,535			2009
CORAL SPRINGS	710,000	2,842,907	3,886,302	710,000	6,729,209	7,439,209	2,293,671	5,145,538			1994
CORAL SPRINGS	1,649,000	6,626,301	425,546	1,649,000	7,051,847	8,700,847	2,373,534	6,327,312			1997
CURLEW CROSSING S.C.	5,315,955	12,529,467	1,346,836	5,315,955	13,876,303	19,192,258	2,545,734	16,646,524			2005
CLEARWATER FL	3,627,946	918,466	(269,494)	2,174,938	2,101,980	4,276,918	140,798	4,136,119			2007
EAST ORLANDO	491,676	1,440,000	2,640,506	1,007,882	3,564,301	4,572,182	2,170,962	2,401,221		1971
FERN PARK	225,000	902,000	6,066,629	225,000	6,968,629	7,193,629	2,681,695	4,511,934		1968
FT.LAUDERDALE/CYPRESS CREEK	14,258,760	28,042,390	-	14,258,760	28,042,390	42,301,150	1,403,416	40,897,734	23,851,110		2009
OAKWOOD BUSINESS CTR-BLDG 1	6,792,500	18,662,565	-	6,792,500	18,662,565	25,455,065	937,560	24,517,505	9,428,186		2009
REGENCY PLAZA	2,410,000	9,671,160	508,023	2,410,000	10,179,183	12,589,183	3,003,922	9,585,260			1999
SHOPPES AT AMELIA CONCOURSE	7,600,000	-	8,608,581	1,138,216	15,070,365	16,208,581	524,878	15,683,703		2003
AVENUES WALKS	26,984,546	-	49,805,291	33,225,306	43,564,531	76,789,837	-	76,789,837		2005
RIVERPLACE SHOPPING CTR.	7,503,282	31,011,027	-	7,503,282	31,011,027	38,514,309	394,591	38,119,718			2010
BEACHES & HODGES	1,033,058	-	(390,214)	642,844	-	642,844	-	642,844			2009
KISSIMMEE	1,328,536	5,296,652	(3,901,409)	1,328,536	1,395,243	2,723,779	407,556	2,316,223			1996
LAUDERDALE LAKES	342,420	2,416,645	3,330,621	342,420	5,747,266	6,089,686	4,032,407	2,057,280		1968
MERCHANTS WALK	2,580,816	10,366,090	1,281,829	2,580,816	11,647,919	14,228,735	2,929,315	11,299,420			2001
LARGO	293,686	792,119	1,620,990	293,686	2,413,109	2,706,795	1,864,006	842,789		1968
LEESBURG	-	171,636	193,651	-	365,287	365,287	299,578	65,709		1969
LARGO EAST BAY	2,832,296	11,329,185	2,013,967	2,832,296	13,343,152	16,175,448	7,167,331	9,008,117			1992
LAUDERHILL	1,002,733	2,602,415	12,547,372	1,774,443	14,378,077	16,152,520	8,289,307	7,863,213		1974
THE GROVES	1,676,082	6,533,681	1,071,147	2,606,246	6,674,664	9,280,910	1,545,612	7,735,298			2006
LAKE WALES	601,052	-	-	601,052	-	601,052	-	601,052			2009
MELBOURNE	-	1,754,000	2,672,044	-	4,426,044	4,426,044	2,600,136	1,825,908		1968
GROVE GATE	365,893	1,049,172	1,207,100	365,893	2,256,272	2,622,165	1,824,704	797,462		1968
CHEVRON OUTPARCEL	530,570	1,253,410	-	530,570	1,253,410	1,783,980	-	1,783,980			2010
NORTH MIAMI	732,914	4,080,460	10,942,858	732,914	15,023,319	15,756,232	7,261,199	8,495,034	6,377,402		1985
MILLER ROAD	1,138,082	4,552,327	1,892,708	1,138,082	6,445,036	7,583,117	5,283,284	2,299,833			1986
MARGATE	2,948,530	11,754,120	7,910,575	2,948,530	19,664,695	22,613,225	6,474,007	16,139,218			1993
MT. DORA	1,011,000	4,062,890	423,237	1,011,000	4,486,127	5,497,127	1,460,830	4,036,297			1997
KENDALE LAKES PLAZA	18,491,461	28,496,001	(3,129,234)	15,362,227	28,496,001	43,858,228	1,363,462	42,494,766	16,228,789		2009
PLANTATION CROSSING	7,524,800	-	10,778,436	7,153,784	11,149,452	18,303,236	543,827	17,759,409		2005
MILTON, FL	1,275,593	-	-	1,275,593	-	1,275,593	-	1,275,593			2007
FLAGLER PARK	26,162,980	80,737,041	1,536,225	26,162,980	82,273,267	108,436,247	10,298,181	98,138,066	26,245,460		2007
ORLANDO	923,956	3,646,904	3,136,371	1,172,119	6,535,112	7,707,231	2,268,972	5,438,259			1995

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION	DATE OF ACQUISITION

SODO S.C.	-	68,139,271	5,914,301	-	74,053,571	74,053,571	1,782,197	72,271,375			2008
RENAISSANCE CENTER	9,104,379	36,540,873	5,059,585	9,122,758	41,582,080	50,704,837	14,958,358	35,746,479			1998
SAND LAKE	3,092,706	12,370,824	1,799,593	3,092,706	14,170,417	17,263,123	5,847,933	11,415,189			1994
ORLANDO	560,800	2,268,112	3,203,429	580,030	5,452,310	6,032,341	1,833,076	4,199,265			1996
OCALA	1,980,000	7,927,484	8,601,388	1,980,000	16,528,872	18,508,872	4,805,244	13,703,628			1997
MILLENIA PLAZA PHASE II	7,711,000	20,702,992	-	7,711,000	20,702,992	28,413,992	1,773,959	26,640,033			2009
POMPANO BEACH	97,169	874,442	1,847,034	97,169	2,721,476	2,818,645	1,819,851	998,794		1968
GONZALEZ	1,620,203	-	40,689	954,876	706,016	1,660,892	-	1,660,892			2007
PALM BEACH GARDENS	2,764,953	11,059,812	-	2,764,953	11,059,812	13,824,765	221,196	13,603,569			2009
ST. PETERSBURG	-	917,360	1,266,811	-	2,184,171	2,184,171	992,404	1,191,767		1968
TUTTLE BEE SARASOTA	254,961	828,465	1,781,105	254,961	2,609,570	2,864,531	1,963,794	900,737			2008
SOUTH EAST SARASOTA	1,283,400	5,133,544	3,402,628	1,399,525	8,420,047	9,819,572	4,366,216	5,453,356			1989
SANFORD	1,832,732	9,523,261	6,047,782	1,832,732	15,571,043	17,403,775	8,631,150	8,772,625			1989
STUART	2,109,677	8,415,323	991,970	2,109,677	9,407,293	11,516,970	3,898,693	7,618,277			1994
SOUTH MIAMI	1,280,440	5,133,825	2,869,631	1,280,440	8,003,456	9,283,896	2,942,977	6,340,919			1995
TAMPA	5,220,445	16,884,228	2,190,181	5,220,445	19,074,408	24,294,854	5,870,695	18,424,159			1997
VILLAGE COMMONS S.C.	2,192,331	8,774,158	1,227,425	2,192,331	10,001,583	12,193,914	3,055,636	9,138,278			1998
MISSION BELL SHOPPING CENTER	5,056,426	11,843,119	8,709,138	5,067,033	20,541,650	25,608,684	4,087,725	21,520,958			2004
WEST PALM BEACH	550,896	2,298,964	1,402,799	550,896	3,701,763	4,252,659	1,259,136	2,993,524			1995
THE SHOPS AT WEST MELBOURNE	2,200,000	8,829,541	5,210,796	2,200,000	14,040,337	16,240,337	4,418,693	11,821,644			1998
CROSS COUNTRY PLAZA	16,510,000	18,264,427	-	16,510,000	18,264,427	34,774,427	816,977	33,957,450			2009
AUGUSTA	1,482,564	5,928,122	2,441,895	1,482,564	8,370,017	9,852,581	2,949,329	6,903,252			1995
MARKET AT HAYNES BRIDGE	4,880,659	21,549,424	567,717	4,889,862	22,107,939	26,997,801	3,502,179	23,495,621	15,718,903		2008
EMBRY VILLAGE	18,147,054	33,009,514	313,855	18,160,524	33,309,899	51,470,423	4,687,316	46,783,107	30,750,103		2008
SAVANNAH	2,052,270	8,232,978	1,464,610	2,052,270	9,697,588	11,749,858	4,370,265	7,379,593			1993
SAVANNAH	652,255	2,616,522	4,943,932	652,256	7,560,454	8,212,709	1,384,471	6,828,238			1995
CHATHAM PLAZA	13,390,238	35,115,882	659,231	13,403,262	35,762,088	49,165,350	5,515,239	43,650,111	29,461,967		2008
KIHEI CENTER	3,406,707	7,663,360	598,386	3,406,707	8,261,745	11,668,453	4,519,371	7,149,082			2006
CLIVE	500,525	2,002,101	-	500,525	2,002,101	2,502,626	765,761	1,736,864			1996
KDI-METRO CROSSING	3,013,647	-	27,283,953	2,004,297	28,293,303	30,297,600	738,941	29,558,659		2006
SOUTHDALE SHOPPING CENTER	1,720,330	6,916,294	3,660,901	1,720,330	10,577,195	12,297,525	2,638,260	9,659,265	1,845,828		1999
DES MOINES	500,525	2,559,019	37,079	500,525	2,596,098	3,096,623	969,866	2,126,757			1996
DUBUQUE	-	2,152,476	10,848	-	2,163,324	2,163,324	729,111	1,434,213			1997
WATERLOO	500,525	2,002,101	2,869,100	500,525	4,871,201	5,371,726	2,289,977	3,081,748			1996
NAMPA (HORSHAM) FUTURE DEV.	6,501,240	-	12,463,995	10,729,939	8,235,296	18,965,235	-	18,965,235		2005
AURORA, N. LAKE	2,059,908	9,531,721	308,208	2,059,908	9,839,929	11,899,837	3,090,769	8,809,068			1998

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION	DATE OF ACQUISITION

BLOOMINGTON	805,521	2,222,353	4,241,061	805,521	6,463,414	7,268,935	3,770,654	3,498,281		1972
BELLEVILLE S.C.	-	5,372,253	1,249,862	1,161,195	5,460,920	6,622,115	1,715,525	4,906,590			1998
BRADLEY	500,422	2,001,687	424,877	500,422	2,426,564	2,926,986	900,451	2,026,535			1996
CALUMET CITY	1,479,217	8,815,760	13,317,758	1,479,216	22,133,519	23,612,735	4,804,755	18,807,980			1997
COUNTRYSIDE	-	4,770,671	(4,531,252)	95,647	143,772	239,419	70,540	168,879			1997
CHICAGO	-	2,687,046	684,690	-	3,371,736	3,371,736	1,140,788	2,230,947			1997
CHAMPAIGN, NEIL ST.	230,519	1,285,460	725,493	230,519	2,010,953	2,241,472	576,659	1,664,813			1998
ELSTON	1,010,374	5,692,212	-	1,010,374	5,692,212	6,702,586	1,800,033	4,902,553			1997
S. CICERO	-	1,541,560	149,202	-	1,690,762	1,690,762	1,607,563	83,199			1997
CRYSTAL LAKE, NW HWY	179,964	1,025,811	299,796	180,269	1,325,302	1,505,571	366,641	1,138,931			1998
108 WEST GERMANIA PLACE	2,393,894	7,366,681	881	2,393,894	7,367,562	9,761,455	-	9,761,455			2008
168 NORTH MICHIGAN AVENUE	3,373,318	10,119,953	(5,877,491)	3,373,318	4,242,461	7,615,779	-	7,615,779			2008
BUTTERFIELD SQUARE	1,601,960	6,637,926	(3,588,725)	1,182,677	3,468,484	4,651,161	1,057,812	3,593,349			1998
DOWNERS PARK PLAZA	2,510,455	10,164,494	3,177,621	2,510,455	13,342,115	15,852,570	3,579,541	12,273,030			1999
DOWNER GROVE	811,778	4,322,956	2,113,742	811,778	6,436,698	7,248,476	1,962,607	5,285,870			1997
ELGIN	842,555	2,108,674	1,531,314	527,168	3,955,374	4,482,543	2,790,797	1,691,746		1972
FOREST PARK	-	2,335,884	-	-	2,335,884	2,335,884	794,219	1,541,665			1997
FAIRVIEW HTS, BELLVILLE RD.	-	11,866,880	1,906,567	-	13,773,447	13,773,447	4,192,500	9,580,947			1998
GENEVA	500,422	12,917,712	33,551	500,422	12,951,263	13,451,685	4,251,728	9,199,957			1996
LAKE ZURICH PLAZA	1,890,319	2,649,381	-	1,890,319	2,649,381	4,539,700	126,804	4,412,896			2005
MATTERSON	950,515	6,292,319	10,598,286	950,514	16,890,606	17,841,120	4,952,043	12,889,077			1997
MT. PROSPECT	1,017,345	6,572,176	3,925,140	1,017,345	10,497,316	11,514,661	3,482,914	8,031,747			1997
MUNDELEIN, S. LAKE	1,127,720	5,826,129	77,350	1,129,634	5,901,565	7,031,199	1,895,400	5,135,799			1998
NORRIDGE	-	2,918,315	-	-	2,918,315	2,918,315	986,656	1,931,659			1997
NAPERVILLE	669,483	4,464,998	80,672	669,483	4,545,670	5,215,153	1,496,996	3,718,157			1997
OTTAWA	137,775	784,269	700,540	137,775	1,484,809	1,622,584	1,023,929	598,655			2008
MARKETPLACE OF OAKLAWN	-	678,668	-	-	678,668	678,668	132,783	545,885			1998
ORLAND PARK, S. HARLEM	476,972	2,764,775	(2,694,903)	87,998	458,846	546,844	137,334	409,509			1998
OAK LAWN	1,530,111	8,776,631	465,920	1,530,111	9,242,552	10,772,662	3,059,976	7,712,686			1997
OAKBROOK TERRACE	1,527,188	8,679,108	3,298,212	1,527,188	11,977,320	13,504,508	3,466,074	10,038,433			1997
PEORIA	-	5,081,290	2,403,560	-	7,484,850	7,484,850	2,365,246	5,119,604			1997
FREESTATE BOWL	252,723	998,099	-	252,723	998,099	1,250,822	586,194	664,627			2003
ROCKFORD CROSSING	4,575,990	11,654,022	(525,684)	4,583,005	11,121,322	15,704,328	1,159,417	14,544,911	10,777,089		2008
ROUND LAKE BEACH PLAZA	790,129	1,634,148	653,862	790,129	2,288,010	3,078,139	188,468	2,889,670			2005
SKOKIE	-	2,276,360	9,518,382	2,628,440	9,166,303	11,794,742	2,284,680	9,510,062			1997
KRC STREAMWOOD	181,962	1,057,740	216,585	181,962	1,274,324	1,456,287	377,489	1,078,798			1998

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION	DATE OF ACQUISITION

WOODGROVE FESTIVAL	5,049,149	20,822,993	2,561,466	4,805,866	23,627,742	28,433,608	7,469,330	20,964,278			1998
WAUKEGAN PLAZA	349,409	883,975	2,276,671	349,409	3,160,646	3,510,055	97,670	3,412,385			2005
PLAZA EAST	1,236,149	4,944,597	3,272,562	1,140,849	8,312,459	9,453,308	2,782,344	6,670,964			1995
GREENWOOD	423,371	1,883,421	2,192,859	584,445	3,915,206	4,499,651	2,973,945	1,525,706		1970
GRIFFITH	-	2,495,820	981,912	1,001,100	2,476,632	3,477,732	848,514	2,629,218			1997
LAFAYETTE	230,402	1,305,943	169,272	230,402	1,475,215	1,705,617	1,375,611	330,006		1971
LAFAYETTE	812,810	3,252,269	4,305,610	2,379,198	5,991,492	8,370,689	1,903,779	6,466,910			1997
KRC MISHAWAKA 895	378,088	1,999,079	4,595,648	378,730	6,594,085	6,972,815	1,232,956	5,739,859			1998
SOUTH BEND, S. HIGH ST.	183,463	1,070,401	196,857	183,463	1,267,258	1,450,721	380,968	1,069,754			1998
OVERLAND PARK	1,183,911	6,335,308	142,374	1,185,906	6,475,686	7,661,593	2,024,058	5,637,535			1998
BELLEVUE	405,217	1,743,573	247,204	405,217	1,990,776	2,395,994	1,817,191	578,803			1976
LEXINGTON	1,675,031	6,848,209	5,586,178	1,551,079	12,558,339	14,109,418	5,314,931	8,794,487			1993
HAMMOND AIR PLAZA	3,813,873	15,260,609	6,923,873	3,813,873	22,184,482	25,998,355	6,024,374	19,973,981			1997
KIMCO HOUMA 274, LLC	1,980,000	7,945,784	790,355	1,980,000	8,736,139	10,716,139	2,427,173	8,288,966			1999
CENTRE AT WESTBANK	9,554,230	24,401,082	804,778	9,564,645	25,195,446	34,760,090	3,171,508	31,588,582	19,920,719		2008
LAFAYETTE	2,115,000	8,508,218	10,089,972	3,678,274	17,034,915	20,713,190	5,307,965	15,405,225			1997
PRIEN LAKE	6,426,167	15,181,072	-	6,426,167	15,181,072	21,607,239	90,688	21,516,551	15,557,106		2010
AMBASSADOR PLAZA	1,803,672	4,260,966	-	1,803,672	4,260,966	6,064,638	25,454	6,039,184	4,585,415		2010
BAYOU WALK	4,586,895	10,836,007	-	4,586,895	10,836,007	15,422,902	89,267	15,333,635	12,943,806		2010
EAST SIDE PLAZA	3,295,799	7,785,942	-	3,295,799	7,785,942	11,081,740	46,511	11,035,229	8,915,000		2010
493-495 COMMONWEALTH AVENUE	1,151,947	5,798,705	(5,624,239)	746,940	579,474	1,326,414	1,533	1,324,881			2008
497 COMMONWEALTH AVE.	405,007	1,196,594	657,904	405,007	1,854,497	2,259,505	1,097	2,258,408			2008
GREAT BARRINGTON	642,170	2,547,830	7,255,207	751,124	9,694,083	10,445,207	3,355,430	7,089,777			1994
HAVERHILL PLAZA	3,281,768	7,752,796	-	3,281,768	7,752,796	11,034,565	92,626	10,941,939	7,089,821		2010
SHREWSBURY SHOPPING CENTER	1,284,168	5,284,853	4,625,463	1,284,168	9,910,316	11,194,483	2,479,409	8,715,074			2000
WILDE LAKE	1,468,038	5,869,862	172,856	1,468,038	6,042,718	7,510,755	1,380,729	6,130,026			2002
LYNX LANE	1,019,035	4,091,894	76,423	1,019,035	4,168,317	5,187,352	971,521	4,215,831			2002
CLINTON BANK BUILDING	82,967	362,371	-	82,967	362,371	445,338	228,188	217,150			2003
CLINTON BOWL	39,779	130,716	4,247	38,779	135,963	174,742	69,610	105,132			2003
VILLAGES AT URBANA	3,190,074	6,067	10,520,574	4,828,774	8,887,942	13,716,715	447,247	13,269,469			2003
GAITHERSBURG	244,890	6,787,534	230,545	244,890	7,018,079	7,262,969	1,999,674	5,263,295			1999
HAGERSTOWN	541,389	2,165,555	3,333,011	541,389	5,498,566	6,039,955	2,985,907	3,054,048		1973
SHAWAN PLAZA	4,466,000	20,222,367	(408,572)	4,466,000	19,813,795	24,279,795	6,245,367	18,034,427	10,103,983		2008
LAUREL	349,562	1,398,250	1,030,202	349,562	2,428,452	2,778,014	1,165,558	1,612,456			1995
LAUREL	274,580	1,100,968	283,421	274,580	1,384,389	1,658,969	1,383,200	275,769		1972
SOUTHWEST MIXED USE PROPERTY	403,034	1,325,126	306,510	361,035	1,673,635	2,034,670	779,093	1,255,577			2003

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION	DATE OF ACQUISITION

NORTH EAST STATION	869,385	-	(869,343)	42	-	42	-	42			2008
OWINGS MILLS PLAZA	303,911	1,370,221	(160,247)	303,911	1,209,973	1,513,885	35,693	1,478,191			2005
PERRY HALL	3,339,309	12,377,339	792,309	3,339,309	13,169,648	16,508,957	4,177,200	12,331,757			2003
TIMONIUM SHOPPING CENTER	6,000,000	24,282,998	16,235,286	7,331,195	39,187,088	46,518,284	13,699,291	32,818,993			2003
WALDORF BOWL	225,099	739,362	84,327	235,099	813,688	1,048,787	339,010	709,777			2003
WALDORF FIRESTONE	57,127	221,621	-	57,127	221,621	278,749	94,738	184,010			2003
BANGOR, ME	403,833	1,622,331	93,752	403,833	1,716,083	2,119,916	395,444	1,724,472			2001
MALLSIDE PLAZA	6,930,996	18,148,727	(231,616)	6,939,589	17,908,517	24,848,107	3,677,241	21,170,866	15,061,275		2008
CLAWSON	1,624,771	6,578,142	8,584,479	1,624,771	15,162,621	16,787,392	4,342,473	12,444,919			1993
WHITE LAKE	2,300,050	9,249,607	1,976,664	2,300,050	11,226,271	13,526,321	4,105,522	9,420,799			1996
CANTON TWP PLAZA	163,740	926,150	5,249,730	163,740	6,175,879	6,339,620	401,730	5,937,890			2005
CLINTON TWP PLAZA	175,515	714,279	1,149,267	59,450	1,979,611	2,039,061	302,411	1,736,650			2005
FARMINGTON	1,098,426	4,525,723	2,670,260	1,098,426	7,195,983	8,294,409	2,995,640	5,298,769			1993
LIVONIA	178,785	925,818	1,160,112	178,785	2,085,930	2,264,715	1,100,022	1,164,692		1968
MUSKEGON	391,500	958,500	884,339	391,500	1,842,839	2,234,339	1,591,280	643,059			1985
OKEMOS PLAZA	166,706	591,193	2,001,146	166,706	2,592,339	2,759,045	68,762	2,690,283	279,280		2005
TAYLOR	1,451,397	5,806,263	275,289	1,451,397	6,081,552	7,532,949	2,656,063	4,876,886			1993
WALKER	3,682,478	14,730,060	2,144,118	3,682,478	16,874,178	20,556,656	7,061,342	13,495,314			1993
EDEN PRAIRIE PLAZA	882,596	911,373	570,450	882,596	1,481,823	2,364,419	111,772	2,252,647			2005
FOUNTAINS AT ARBOR LAKES	28,585,296	66,699,024	7,490,487	28,585,296	74,189,511	102,774,807	9,256,538	93,518,269			2006
ROSEVILLE PLAZA	132,842	957,340	4,741,603	132,842	5,698,943	5,831,785	390,771	5,441,014			2005
ST. PAUL PLAZA	699,916	623,966	172,627	699,916	796,593	1,496,509	54,919	1,441,590			2005
CREVE COEUR, WOODCREST/OLIVE	1,044,598	5,475,623	615,905	960,814	6,175,312	7,136,126	1,968,114	5,168,012			1998
CRYSTAL CITY, MI	-	234,378	-	-	234,378	234,378	73,317	161,062			1997
INDEPENDENCE, NOLAND DR.	1,728,367	8,951,101	193,000	1,731,300	9,141,168	10,872,468	2,898,106	7,974,362			1998
NORTH POINT SHOPPING CENTER	1,935,380	7,800,746	563,794	1,935,380	8,364,540	10,299,920	2,502,700	7,797,220			1998
KIRKWOOD	-	9,704,005	11,444,242	-	21,148,247	21,148,247	9,086,211	12,062,036			1998
KANSAS CITY	574,777	2,971,191	274,976	574,777	3,246,167	3,820,944	1,088,085	2,732,858			1997
LEMAY	125,879	503,510	3,828,858	451,155	4,007,092	4,458,247	1,028,519	3,429,728		1974
GRAVOIS	1,032,416	4,455,514	10,964,529	1,032,413	15,420,046	16,452,459	7,281,690	9,170,769			2008
ST. CHARLES-UNDERDEVELOPED LAND, MO	431,960	-	758,854	431,960	758,855	1,190,814	190,650	1,000,164			1998
SPRINGFIELD	2,745,595	10,985,778	6,694,808	2,904,022	17,522,159	20,426,181	6,164,260	14,261,922			1994
KMART PARCEL	905,674	3,666,386	4,933,942	905,674	8,600,328	9,506,001	1,816,415	7,689,587	1,921,311		2002
KRC ST. CHARLES	-	550,204	-	-	550,204	550,204	169,294	380,910			1998
ST. LOUIS, CHRISTY BLVD.	809,087	4,430,514	2,715,164	809,087	7,145,678	7,954,765	1,916,888	6,037,877			1998
OVERLAND	-	4,928,677	822,197	-	5,750,874	5,750,874	1,949,558	3,801,316			1997

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION	DATE OF ACQUISITION

ST. LOUIS	-	5,756,736	849,684	-	6,606,420	6,606,420	2,287,292	4,319,128			1997
ST. LOUIS	-	2,766,644	143,298	-	2,909,942	2,909,942	2,909,942	0			1997
ST. PETERS	1,182,194	7,423,459	7,227,838	1,563,694	14,269,797	15,833,491	8,657,072	7,176,419			1997
SPRINGFIELD,GLENSTONE AVE.	-	608,793	1,853,943	-	2,462,736	2,462,736	660,318	1,802,417			1998
KDI-TURTLE CREEK	11,535,281	-	32,860,060	10,150,881	34,244,460	44,395,341	3,283,402	41,111,939		2004
CHARLOTTE	919,251	3,570,981	1,108,884	919,251	4,679,865	5,599,116	1,819,773	3,779,343			2008
CHARLOTTE	1,783,400	7,139,131	2,890,477	1,783,400	10,029,608	11,813,008	3,562,263	8,250,744			1993
TYVOLA RD.	-	4,736,345	5,081,319	-	9,817,664	9,817,664	6,685,189	3,132,475			1986
CROSSROADS PLAZA	767,864	3,098,881	34,566	767,864	3,133,447	3,901,310	869,925	3,031,386			2000
KIMCO CARY 696, INC.	2,180,000	8,756,865	448,592	2,256,799	9,128,659	11,385,457	2,932,184	8,453,273			1998
LONG CREEK S.C.	4,475,000	-	13,190,510	6,718,573	10,946,937	17,665,510	571,294	17,094,216	15,827,111		2008
DURHAM	1,882,800	7,551,576	1,685,996	1,882,800	9,237,572	11,120,372	3,435,032	7,685,340			1996
HILLSBOROUGH CROSSING	519,395	-	-	519,395	-	519,395	-	519,395			2003
SHOPPES AT MIDWAY PLANTATION	6,681,212	-	18,567,825	5,403,673	19,845,364	25,249,037	1,774,867	23,474,170		2005
MIDTOWN CROSSING SHOPPING CTR.	7,412,437	17,511,022	-	7,412,437	17,511,022	24,923,460	-	24,923,460			2010
PARK PLACE	5,461,478	16,163,494	110,784	5,469,809	16,265,949	21,735,758	2,102,864	19,632,893	13,674,051		2008
MOORESVILLE CROSSING	12,013,727	30,604,173	(149,311)	11,625,801	30,842,788	42,468,589	3,614,924	38,853,665			2007
RALEIGH	5,208,885	20,885,792	11,983,872	5,208,885	32,869,664	38,078,549	12,036,512	26,042,037			1993
WAKEFIELD COMMONS II	6,506,450	-	(2,733,980)	2,357,636	1,414,834	3,772,470	173,263	3,599,207		2001
WAKEFIELD CROSSINGS	3,413,932	-	(3,017,960)	336,236	59,737	395,973	-	395,973		2001
EDGEWATER PLACE	3,150,000	-	10,108,078	3,062,768	10,195,310	13,258,078	936,502	12,321,576		2003
WINSTON-SALEM	540,667	719,655	5,193,233	540,667	5,912,888	6,453,555	2,809,714	3,643,841	4,954,750	1969
SORENSON PARK PLAZA	5,104,294	-	31,790,968	4,145,628	32,749,634	36,895,262	1,203,339	35,691,923		2005
LORDEN PLAZA	8,872,529	22,548,382	125,505	8,883,003	22,663,412	31,546,416	2,299,580	29,246,836	24,196,344		2008
NEW LONDON CENTER	4,323,827	10,088,930	1,221,595	4,323,827	11,310,525	15,634,352	2,227,333	13,407,019			2005
ROCKINGHAM	2,660,915	10,643,660	11,892,829	3,148,715	22,048,689	25,197,404	7,862,986	17,334,418	18,219,745		2008
BRIDGEWATER NJ	1,982,481	(3,666,959)	9,262,382	1,982,481	5,595,423	7,577,904	3,648,695	3,929,209		1998
BAYONNE BROADWAY	1,434,737	3,347,719	2,825,469	1,434,737	6,173,188	7,607,924	1,100,093	6,507,831			2004
BRICKTOWN PLAZA	344,884	1,008,941	(307,857)	344,884	701,084	1,045,968	19,475	1,026,493			2005
BRIDGEWATER PLAZA	350,705	1,361,524	5,944,259	350,705	7,305,783	7,656,488	26,673	7,629,815			2005
CHERRY HILL	2,417,583	6,364,094	1,581,275	2,417,583	7,945,370	10,362,952	5,651,412	4,711,540		1985
MARLTON PIKE	-	4,318,534	19,266	-	4,337,800	4,337,800	1,590,404	2,747,396			1996
CINNAMINSON	652,123	2,608,491	2,776,251	652,123	5,384,742	6,036,865	2,365,081	3,671,784			1996
EASTWINDOR VILLAGE	9,335,011	23,777,978	-	9,335,011	23,777,978	33,112,989	1,823,910	31,289,079	18,856,668		2008
HILLSBOROUGH	11,886,809	-	(6,880,755)	5,006,054	-	5,006,054	-	5,006,054		2001
HOLMDEL TOWNE CENTER	10,824,624	43,301,494	4,586,700	10,824,624	47,888,194	58,712,817	9,735,392	48,977,426	26,721,718		2002

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION	DATE OF ACQUISITION

HOLMDEL COMMONS	16,537,556	38,759,952	3,264,989	16,537,556	42,024,942	58,562,498	9,224,052	49,338,445	19,573,717		2004
HOWELL PLAZA	311,384	1,143,159	4,733,041	311,384	5,876,200	6,187,584	289,163	5,898,421			2005
KENVILLE PLAZA	385,907	1,209,864	94	385,907	1,209,958	1,595,865	120,810	1,475,055			2005
STRAUSS DISCOUNT AUTO	1,225,294	91,203	1,552,740	1,228,794	1,640,443	2,869,237	334,090	2,535,147			2002
MAPLE SHADE	-	9,957,611	-	-	9,957,611	9,957,611	224,040	9,733,570			2009
NORTH BRUNSWICK	3,204,978	12,819,912	18,463,022	3,204,978	31,282,934	34,487,912	10,606,382	23,881,529	27,592,106		1994
PISCATAWAY TOWN CENTER	3,851,839	15,410,851	612,255	3,851,839	16,023,106	19,874,945	5,171,938	14,703,007	11,086,867		1998
RIDGEWOOD	450,000	2,106,566	1,015,675	450,000	3,122,241	3,572,241	1,161,702	2,410,539			1993
SEA GIRT PLAZA	457,039	1,308,010	1,521,600	457,039	2,829,610	3,286,649	98,678	3,187,972			2005
UNION CRESCENT	7,895,483	3,010,640	25,425,192	8,696,579	27,634,737	36,331,316	2,978,444	33,352,872			2007
WESTMONT	601,655	2,404,604	10,626,230	601,655	13,030,835	13,632,489	4,081,862	9,550,627			1994
WILLOWBROOK PLAZA	15,320,436	40,996,874	-	15,320,436	40,996,874	56,317,310	2,888,481	53,428,829			2009
SYCAMORE PLAZA	1,404,443	5,613,270	283,450	1,404,443	5,896,720	7,301,163	1,993,002	5,308,162			1998
PLAZA PASEO DEL-NORTE	4,653,197	18,633,584	1,174,031	4,653,197	19,807,614	24,460,812	6,326,807	18,134,004			1998
JUAN TABO, ALBUQUERQUE	1,141,200	4,566,817	328,487	1,141,200	4,895,304	6,036,504	1,584,305	4,452,199			1998
DEV-WARM SPRINGS PROMENADE	7,226,363	19,109,946	-	7,226,363	19,109,946	26,336,309	3,074,797	23,261,512	13,615,013		2009
COMP USA CENTER	2,581,908	5,798,092	(363,745)	2,581,908	5,434,347	8,016,255	2,640,914	5,375,342	3,075,858		2006
DEL MONTE PLAZA	2,489,429	5,590,415	(125,171)	2,210,000	5,744,673	7,954,673	1,067,834	6,886,839	4,056,164		2006
D'ANDREA MARKETPLACE	11,556,067	29,435,364	-	11,556,067	29,435,364	40,991,432	2,789,155	38,202,276	15,407,784		2007
KEY BANK BUILDING	1,500,000	40,486,755	-	1,500,000	40,486,755	41,986,755	8,018,079	33,968,676	22,303,664		2006
BRIDGEHAMPTON	1,811,752	3,107,232	24,925,453	1,858,188	27,986,248	29,844,437	13,952,790	15,891,646	34,421,418	1972
TWO GUYS AUTO GLASS	105,497	436,714	-	105,497	436,714	542,211	86,852	455,358			2003
GENOVESE DRUG STORE	564,097	2,268,768	-	564,097	2,268,768	2,832,865	451,648	2,381,217			2003
KINGS HIGHWAY	2,743,820	6,811,268	1,338,513	2,743,820	8,149,781	10,893,601	1,914,588	8,979,013			2004
HOMEPORT-RALPH AVENUE	4,414,466	11,339,857	3,136,639	4,414,467	14,476,497	18,890,963	2,553,625	16,337,338			2004
BELLMORE	1,272,269	3,183,547	381,803	1,272,269	3,565,350	4,837,619	756,155	4,081,464	429,412		2004
STRAUSS CASTLE HILL PLAZA	310,864	725,350	241,828	310,864	967,178	1,278,042	173,320	1,104,722			2005
MARKET AT BAY SHORE	12,359,621	30,707,802	81,921	12,359,621	30,789,723	43,149,344	7,194,769	35,954,575			2006
231 STREET	3,565,239	-	-	3,565,239	-	3,565,239	-	3,565,239			2007
5959 BROADWAY	6,035,726	-	1,056,651	6,035,726	1,056,651	7,092,377	11,840	7,080,537	4,792,159		2008
KING KULLEN PLAZA	5,968,082	23,243,404	1,202,976	5,980,130	24,434,332	30,414,462	8,345,426	22,069,036			1998
KDI-CENTRAL ISLIP TOWN CENTER	13,733,950	1,266,050	909,076	5,088,852	10,820,224	15,909,076	796,629	15,112,447	9,642,685	2004
PATHMARK SC	6,714,664	17,359,161	526,939	6,714,664	17,886,100	24,600,764	2,811,691	21,789,073	6,834,029		2006
BIRCHWOOD PLAZA COMMACK	3,630,000	4,774,791	167,672	3,630,000	4,942,463	8,572,463	926,541	7,645,922			2007
ELMONT	3,011,658	7,606,066	2,204,704	3,011,658	9,810,769	12,822,428	2,010,579	10,811,849			2004
FRANKLIN SQUARE	1,078,541	2,516,581	3,380,386	1,078,541	5,896,967	6,975,507	893,615	6,081,893			2004

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION	DATE OF ACQUISITION

KISSENA BOULEVARD SC	11,610,000	2,933,487	1,519	11,610,000	2,935,006	14,545,006	702,852	13,842,153			2007
HAMPTON BAYS	1,495,105	5,979,320	3,382,736	1,495,105	9,362,056	10,857,161	4,309,086	6,548,074			1989
HICKSVILLE	3,542,739	8,266,375	1,359,896	3,542,739	9,626,271	13,169,010	1,987,433	11,181,577			2004
100 WALT WHITMAN ROAD	5,300,000	8,167,577	41,843	5,300,000	8,209,420	13,509,420	1,299,985	12,209,434			2007
BP AMOCO GAS STATION	1,110,593	-	539	1,110,593	539	1,111,131	-	1,111,131			2007
BIRCHWOOD PLAZA (NORTH & SOUTH)	12,368,330	33,071,495	174,943	12,368,330	33,246,439	45,614,769	4,072,638	41,542,131	13,650,202		2007
501 NORTH BROADWAY	-	1,175,543	607	-	1,176,150	1,176,150	504,860	671,290			2007
MERRYLANE (P/L)	1,485,531	1,749	539	1,485,531	2,288	1,487,819	120	1,487,699			2007
DOUGLASTON SHOPPING CENTER	3,277,254	13,161,218	3,597,984	3,277,253	16,759,202	20,036,455	2,886,667	17,149,789			2003
STRAUSS MERRICK BLVD	450,582	1,051,359	351,513	450,582	1,402,872	1,853,454	251,397	1,602,057			2005
MANHASSET VENTURE LLC	4,567,003	19,165,808	26,076,214	4,421,939	45,387,086	49,809,026	14,154,386	35,654,640	19,443,155		1999
MASPETH QUEENS-DUANE READE	1,872,013	4,827,940	931,187	1,872,013	5,759,126	7,631,139	1,113,880	6,517,259			2004
MASSAPEQUA	1,880,816	4,388,549	964,761	1,880,816	5,353,310	7,234,126	1,220,482	6,013,643			2004
MINEOLA SC	4,150,000	7,520,692	(426,144)	4,150,000	7,094,549	11,244,549	1,183,249	10,061,299			2007
BIRCHWOOD PARK DRIVE (LAND LOT)	3,507,162	4,126	782	3,507,406	4,665	3,512,071	282	3,511,789			2007
SMITHTOWN PLAZA	3,528,000	7,364,098	-	3,528,000	7,364,098	10,892,098	279,191	10,612,907	6,679,564		2009
4452 BROADWAY	12,412,724	-	(1,900,000)	10,512,724	-	10,512,724	-	10,512,724	8,552,161		2007
82 CHRISTOPHER STREET	972,813	2,974,676	452,183	925,000	3,474,671	4,399,671	419,464	3,980,207	2,912,575		2005
PREF. EQUITY 100 VANDAM	5,125,000	16,143,321	1,160,884	6,468,478	15,960,728	22,429,205	1,730,514	20,698,691			2006
PREF. EQUITY-30 WEST 21ST STREET	6,250,000	21,974,274	16,010,387	6,250,000	37,984,662	44,234,662	194,439	44,040,223	20,713,296		2007
AMERICAN MUFFLER SHOP	76,056	325,567	28,980	76,056	354,547	430,604	64,948	365,655			2003
PLAINVIEW	263,693	584,031	9,795,918	263,693	10,379,949	10,643,642	4,789,166	5,854,475	13,828,416	1969
POUGHKEEPSIE	876,548	4,695,659	12,696,051	876,548	17,391,710	18,268,258	7,944,325	10,323,933	15,634,552	1972
STRAUSS JAMAICA AVENUE	1,109,714	2,589,333	596,178	1,109,714	3,185,511	4,295,225	568,288	3,726,937			2005
SYOSSET, NY	106,655	76,197	1,551,676	106,655	1,627,873	1,734,528	917,566	816,962		1990
STATEN ISLAND	2,280,000	9,027,951	5,301,925	2,280,000	14,329,876	16,609,876	8,453,280	8,156,595			1989
STATEN ISLAND	2,940,000	11,811,964	1,159,287	3,148,424	12,762,826	15,911,251	4,228,992	11,682,259			1997
STATEN ISLAND PLAZA	5,600,744	6,788,460	(2,441,387)	5,600,744	4,347,074	9,947,817	111,125	9,836,692			2005
HYLAN PLAZA	28,723,536	38,232,267	33,532,295	28,723,536	71,764,563	100,488,099	17,187,988	83,300,110			2006
STOP N SHOP STATEN ISLAND	4,558,592	10,441,408	155,848	4,558,592	10,597,256	15,155,848	2,607,750	12,548,098			2005
WEST GATES	1,784,718	9,721,970	(1,651,389)	1,784,718	8,070,581	9,855,299	4,532,099	5,323,200			1993
WHITE PLAINS	1,777,775	4,453,894	2,010,606	1,777,775	6,464,500	8,242,274	1,518,023	6,724,251	3,168,332		2004
YONKERS	871,977	3,487,909	-	871,977	3,487,909	4,359,886	1,588,293	2,771,593			1998
STRAUSS ROMAINE AVENUE	782,459	1,825,737	616,623	782,459	2,442,360	3,224,819	436,563	2,788,256			2005
AKRON WATERLOO	437,277	1,912,222	4,131,997	437,277	6,044,219	6,481,496	2,883,079	3,598,417		1975

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION	DATE OF ACQUISITION

WEST MARKET ST.	560,255	3,909,430	379,484	560,255	4,288,914	4,849,169	2,831,913	2,017,256	-		1999
BARBERTON	505,590	1,948,135	3,445,702	505,590	5,393,837	5,899,427	3,772,876	2,126,551		1972
BRUNSWICK	771,765	6,058,560	2,120,508	771,765	8,179,068	8,950,833	6,373,502	2,577,331		1975
BEAVERCREEK	635,228	3,024,722	3,833,453	635,228	6,858,175	7,493,403	4,382,825	3,110,579			1986
CANTON	792,985	1,459,031	4,721,075	792,985	6,180,106	6,973,091	4,852,270	2,120,821		1972
CAMBRIDGE	-	1,848,195	1,016,068	473,060	2,391,204	2,864,263	2,090,501	773,763		1973
OLENTANGY RIVER RD.	764,517	1,833,600	2,340,830	764,517	4,174,430	4,938,947	3,238,904	1,700,043			1988
RIDGE ROAD	1,285,213	4,712,358	10,655,386	1,285,213	15,367,744	16,652,957	5,760,518	10,892,438			1992
SPRINGDALE	3,205,653	14,619,732	5,327,283	3,205,653	19,947,015	23,152,668	10,741,963	12,410,705			1992
GLENWAY CROSSING	699,359	3,112,047	1,247,339	699,359	4,359,386	5,058,745	1,055,403	4,003,342			2000
HIGHLAND RIDGE PLAZA	1,540,000	6,178,398	918,079	1,540,000	7,096,477	8,636,477	1,866,637	6,769,840			1999
HIGHLAND PLAZA	702,074	667,463	76,380	702,074	743,843	1,445,917	55,957	1,389,961			2005
MONTGOMERY PLAZA	530,893	1,302,656	3,226,699	530,893	4,529,354	5,060,248	219,869	4,840,379			2005
SHILOH SPRING RD.	-	1,735,836	3,599,501	1,105,183	4,230,155	5,335,337	2,795,328	2,540,009		1969
OAKCREEK	1,245,870	4,339,637	4,293,158	1,149,622	8,729,043	9,878,665	5,977,922	3,900,743			1984
SALEM AVE.	665,314	347,818	5,599,522	665,314	5,947,341	6,612,654	3,426,124	3,186,530			1988
KETTERING	1,190,496	4,761,984	(834,408)	1,190,496	3,927,576	5,118,072	3,662,034	1,456,038			1988
KENT, OH	6,254	3,028,914	-	6,254	3,028,914	3,035,168	1,772,423	1,262,745			1999
KENT	2,261,530	-	-	2,261,530	-	2,261,530	-	2,261,530			1995
MENTOR	503,981	2,455,926	2,258,691	371,295	4,847,303	5,218,598	2,923,552	2,295,046			1987
MIDDLEBURG HEIGHTS	639,542	3,783,096	69,419	639,542	3,852,515	4,492,057	2,505,055	1,987,001			1999
MENTOR ERIE COMMONS	2,234,474	9,648,000	5,483,290	2,234,474	15,131,290	17,365,764	7,972,142	9,393,623			1988
MALLWOODS CENTER	294,232	-	1,184,543	294,232	1,184,543	1,478,775	248,515	1,230,260		1999
NORTH OLMSTED	626,818	3,712,045	35,000	626,818	3,747,045	4,373,862	2,404,363	1,969,499			1999
ORANGE OHIO	3,783,875	-	(2,342,306)	921,704	519,865	1,441,569	-	1,441,569		2001
UPPER ARLINGTON	504,256	2,198,476	9,018,396	1,255,544	10,465,583	11,721,128	6,937,958	4,783,170			2008
WICKLIFFE	610,991	2,471,965	1,906,443	610,991	4,378,408	4,989,399	1,510,644	3,478,755			1995
CHARDON ROAD	481,167	5,947,751	2,656,318	481,167	8,604,068	9,085,236	4,737,318	4,347,918			1999
WESTERVILLE	1,050,431	4,201,616	8,308,224	1,050,431	12,509,840	13,560,271	6,260,277	7,299,994			1988
EDMOND	477,036	3,591,493	77,650	477,036	3,669,143	4,146,179	1,200,069	2,946,110			1997
CENTENNIAL PLAZA	4,650,634	18,604,307	1,379,744	4,650,634	19,984,051	24,634,685	6,866,354	17,768,331			1998
ALBANY PLAZA	2,654,000	4,445,112	-	2,654,000	4,445,112	7,099,112	321,039	6,778,073			2009
CANBY SQUARE SHOPPING CENTER	2,727,000	4,347,500	-	2,727,000	4,347,500	7,074,500	411,128	6,663,372			2009
OREGON TRAIL CENTER	5,802,422	12,622,879	-	5,802,422	12,622,879	18,425,301	1,506,077	16,919,224			2009
POWELL VALLEY JUNCTION	5,062,500	3,152,982	(3,027,375)	2,035,125	3,152,982	5,188,107	347,548	4,840,559			2009
MEDFORD CENTER	8,940,798	16,995,113	2,802	8,943,600	16,995,113	25,938,713	1,341,581	24,597,132			2009

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION	DATE OF ACQUISITION

KDI-MCMINNVILLE	4,062,327	-	691,388	4,062,327	691,388	4,753,715	-	4,753,715		2006
PIONEER PLAZA	952,740	6,638,583	3,029,280	3,982,020	6,638,583	10,620,603	792,734	9,827,869			2009
TROUTDALE MARKET	1,931,559	2,940,661	1,809	1,933,369	2,940,661	4,874,030	270,707	4,603,323			2009
ALLEGHENY	-	30,061,177	59,094	-	30,120,271	30,120,271	4,988,396	25,131,875			2004
SUBURBAN SQUARE	70,679,871	166,351,381	4,144,853	71,279,871	169,896,234	241,176,105	23,755,770	217,420,336			2007
CHIPPEWA	2,881,525	11,526,101	153,289	2,881,525	11,679,391	14,560,916	3,299,434	11,261,482	7,517,467		2000
BROOKHAVEN PLAZA	254,694	973,318	(61,414)	254,694	911,903	1,166,598	31,503	1,135,094			2005
CARNEGIE	-	3,298,908	17,747	-	3,316,655	3,316,655	935,467	2,381,188			1999
CENTER SQUARE	731,888	2,927,551	1,266,851	731,888	4,194,403	4,926,290	1,866,843	3,059,448			1996
WAYNE PLAZA	6,127,623	15,605,012	275,243	6,135,670	15,872,209	22,007,878	1,261,935	20,745,944	14,136,460		2008
CHAMBERSBURG CROSSING	9,090,288	-	26,060,360	8,790,288	26,360,360	35,150,649	2,197,789	32,952,859		2006
EAST STROUDSBURG	1,050,000	2,372,628	1,243,804	1,050,000	3,616,432	4,666,432	2,909,367	1,757,065		1973
RIDGE PIKE PLAZA	1,525,337	4,251,732	962,726	1,525,337	5,214,459	6,739,795	782,156	5,957,639			2008
EXTON	176,666	4,895,360	-	176,666	4,895,360	5,072,026	1,380,743	3,691,283			1999
EXTON	731,888	2,927,551	-	731,888	2,927,551	3,659,439	1,075,938	2,583,501			1996
EASTWICK	889,001	2,762,888	3,074,728	889,001	5,837,616	6,726,617	1,971,650	4,754,967	4,368,695		1997
EXTON PLAZA	294,378	1,404,778	791,320	294,378	2,196,097	2,490,476	98,399	2,392,077			2005
FEASTERVILLE	520,521	2,082,083	127,653	520,521	2,209,736	2,730,257	765,893	1,964,364			1996
GETTYSBURG	74,626	671,630	101,519	74,626	773,149	847,775	748,941	98,834			1986
HARRISBURG, PA	452,888	6,665,238	3,968,043	452,888	10,633,280	11,086,168	6,607,635	4,478,533			2002
HAMBURG	439,232	-	2,023,428	494,982	1,967,677	2,462,660	442,258	2,020,402	2,215,306	2000
HAVERTOWN	731,888	2,927,551	-	731,888	2,927,551	3,659,439	1,075,938	2,583,501			1996
NORRISTOWN	686,134	2,664,535	3,478,760	774,084	6,055,345	6,829,429	4,015,603	2,813,826			1984
NEW KENSINGTON	521,945	2,548,322	705,540	521,945	3,253,862	3,775,807	2,892,255	883,552			1986
PHILADELPHIA	731,888	2,927,551	-	731,888	2,927,551	3,659,439	1,075,938	2,583,501			1996
PHILADELPHIA PLAZA	209,197	1,373,843	16,952	209,197	1,390,795	1,599,992	51,329	1,548,663			2005
STRAUSS WASHINGTON AVENUE	424,659	990,872	468,821	424,659	1,459,693	1,884,352	261,639	1,622,713			2005
WEXFORD PLAZA	6,413,635	9,774,600	-	6,413,635	9,774,600	16,188,235	336,310	15,851,925	12,500,000		2010
35 NORTH 3RD LLC	451,789	3,089,294	(1,144,319)	451,789	1,944,975	2,396,764	26,847	2,369,917			2007
1628 WALNUT STREET	912,686	2,747,260	456,402	912,686	3,203,661	4,116,347	-	4,116,347			2007
1701 WALNUT STREET	3,066,099	9,558,521	(4,157,273)	3,066,099	5,401,248	8,467,347	26,672	8,440,675			2007
120-122 MARKET STREET	752,309	2,707,474	(1,863,790)	912,076	683,917	1,595,992	-	1,595,992			2007
242-244 MARKET STREET	704,263	2,117,182	141,774	704,263	2,258,956	2,963,218	-	2,963,218			2007
1401 WALNUT ST LOWER ESTATE - UNIT A	-	7,001,199	231,992	-	7,233,191	7,233,191	839,908	6,393,282			2008
1401 WALNUT ST LOWER ESTATE	-	32,081,992	(199,854)	-	31,882,139	31,882,139	2,135,555	29,746,584			2008
1831-33 CHESTNUT STREET	1,982,143	5,982,231	(735,119)	1,740,416	5,488,839	7,229,255	5,922	7,223,333			2007

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION	DATE OF ACQUISITION

1429 WALNUT STREET-COMMERCIAL	5,881,640	17,796,661	1,140,254	5,881,640	18,936,915	24,818,555	1,182,476	23,636,079	6,868,476		2008
1805 WALNUT STREET UNIT A	-	17,311,529	258,076	-	17,569,605	17,569,605	-	17,569,605			2008
RICHBORO	788,761	3,155,044	12,213,938	976,439	15,181,304	16,157,743	7,905,355	8,252,388	9,654,405		1986
SPRINGFIELD	919,998	4,981,589	10,222,590	920,000	15,204,177	16,124,177	5,599,905	10,524,272			1983
UPPER DARBY	231,821	927,286	5,779,270	231,821	6,706,556	6,938,377	2,076,190	4,862,186	3,432,546		1996
WEST MIFFLIN	1,468,342	-	-	1,468,342	-	1,468,342	-	1,468,342			1986
WHITEHALL	-	5,195,577	-	-	5,195,577	5,195,577	1,909,486	3,286,091			1996
E. PROSPECT ST.	604,826	2,755,314	1,038,043	604,826	3,793,357	4,398,183	3,165,645	1,232,539			1986
W. MARKET ST.	188,562	1,158,307	-	188,562	1,158,307	1,346,869	1,158,307	188,562			1986
REXVILLE TOWN CENTER	24,872,982	48,688,161	6,121,364	25,678,064	54,004,442	79,682,506	13,448,295	66,234,211	40,338,799		2006
PLAZA CENTRO - COSTCO	3,627,973	10,752,213	1,565,029	3,866,206	12,079,009	15,945,215	4,391,936	11,553,279			2006
PLAZA CENTRO - MALL	19,873,263	58,719,179	5,984,881	19,408,112	65,169,211	84,577,323	23,259,484	61,317,839			2006
PLAZA CENTRO - RETAIL	5,935,566	16,509,748	2,511,621	6,026,070	18,930,865	24,956,935	6,775,400	18,181,535			2006
PLAZA CENTRO - SAM'S CLUB	6,643,224	20,224,758	2,376,854	6,520,090	22,724,746	29,244,836	16,525,972	12,718,864			2006
LOS COLOBOS - BUILDERS SQUARE	4,404,593	9,627,903	1,387,988	4,461,145	10,959,340	15,420,485	4,562,191	10,858,294			2006
LOS COLOBOS - KMART	4,594,944	10,120,147	753,190	4,402,338	11,065,943	15,468,281	4,754,360	10,713,921			2006
LOS COLOBOS I	12,890,882	26,046,669	3,170,127	13,613,375	28,494,303	42,107,678	9,299,488	32,808,190			2006
LOS COLOBOS II	14,893,698	30,680,556	3,270,023	15,142,301	33,701,977	48,844,278	11,241,403	37,602,875			2006
WESTERN PLAZA - MAYAQUEZ ONE	10,857,773	12,252,522	1,308,413	11,241,993	13,176,716	24,418,708	4,239,721	20,178,987			2006
WESTERN PLAZA - MAYAGUEZ TWO	16,874,345	19,911,045	1,708,837	16,872,647	21,621,579	38,494,227	6,982,415	31,511,812			2006
MANATI VILLA MARIA SC	2,781,447	5,673,119	423,579	2,606,588	6,271,557	8,878,145	3,384,640	5,493,504			2006
PONCE TOWN CENTER	14,432,778	28,448,754	3,559,102	14,903,024	31,537,610	46,440,634	6,105,421	40,335,214	23,506,981		2006
TRUJILLO ALTO PLAZA	12,053,673	24,445,858	3,150,537	12,289,288	27,360,781	39,650,069	12,517,893	27,132,176			2006
MARSHALL PLAZA, CRANSTON RI	1,886,600	7,575,302	1,690,274	1,886,600	9,265,576	11,152,176	3,195,227	7,956,950			1998
CHARLESTON	730,164	3,132,092	18,425,004	730,164	21,557,096	22,287,260	4,566,614	17,720,646		1978
CHARLESTON	1,744,430	6,986,094	4,219,443	1,744,430	11,205,537	12,949,967	4,046,538	8,903,429			1995
FLORENCE	1,465,661	6,011,013	249,832	1,465,661	6,260,845	7,726,506	2,108,201	5,618,305			1997
GREENVILLE	2,209,812	8,850,864	865,822	2,209,811	9,716,687	11,926,498	3,234,865	8,691,633			1997
CHERRYDALE POINT	5,801,948	32,055,019	-	5,801,948	32,055,019	37,856,967	1,335,634	36,521,333	36,966,957		2009
WOODRUFF SHOPPING CENTER	3,110,439	15,501,117	-	3,110,439	15,501,117	18,611,556	38,486	18,573,069			2010
NORTH CHARLESTON	744,093	2,974,990	257,733	744,093	3,232,723	3,976,815	915,464	3,061,351	1,373,683		2000
N. CHARLESTON	2,965,748	11,895,294	1,797,985	2,965,748	13,693,278	16,659,027	4,484,018	12,175,009			1997
MADISON	-	4,133,904	2,754,378	-	6,888,282	6,888,282	5,217,253	1,671,029		1978
HICKORY RIDGE COMMONS	596,347	2,545,033	95,097	596,347	2,640,130	3,236,477	686,088	2,550,389			2000
TROLLEY STATION	3,303,682	13,218,740	157,749	3,303,682	13,376,489	16,680,171	4,179,302	12,500,870	8,734,067		1998
RIVERGATE STATION	7,135,070	19,091,078	1,904,861	7,135,070	20,995,939	28,131,009	5,570,018	22,560,991			2004

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION	DATE OF ACQUISITION

MARKET PLACE AT RIVERGATE	2,574,635	10,339,449	1,179,393	2,574,635	11,518,842	14,093,477	3,825,883	10,267,594			1998
RIVERGATE, TN	3,038,561	12,157,408	4,425,351	3,038,561	16,582,759	19,621,320	4,834,235	14,787,085			1998
CENTER OF THE HILLS, TX	2,923,585	11,706,145	1,114,585	2,923,585	12,820,730	15,744,315	4,210,185	11,534,130	10,194,031		2008
ARLINGTON	3,160,203	2,285,378	-	3,160,203	2,285,378	5,445,582	771,112	4,674,469			1997
DOWLEN CENTER	2,244,581	-	(722,251)	484,828	1,037,502	1,522,330	45,321	1,477,008		2002
BURLESON	9,974,390	810,314	(9,411,013)	1,373,692	-	1,373,692	-	1,373,692		2000
BAYTOWN	500,422	2,431,651	681,655	500,422	3,113,306	3,613,728	1,025,939	2,587,789			1996
LAS TIENDAS PLAZA	8,678,107	-	24,367,950	7,943,925	25,102,132	33,046,057	1,126,343	31,919,714		2005
CORPUS CHRISTI, TX	-	944,562	3,208,000	-	4,152,562	4,152,562	1,000,822	3,151,740			1997
DALLAS	1,299,632	5,168,727	7,497,651	1,299,632	12,666,378	13,966,010	9,997,732	3,968,277		1969
MONTGOMERY PLAZA	6,203,205	-	45,161,529	6,203,205	45,161,529	51,364,734	5,854,887	45,509,846		2003
PRESTON LEBANON CROSSING	13,552,180	-	26,559,699	12,163,694	27,948,185	40,111,879	901,429	39,210,450		2006
KDI-LAKE PRAIRIE TOWN CROSSING	7,897,491	-	24,122,448	6,783,464	25,236,475	32,019,939	1,192,982	30,826,956		2006
CENTER AT BAYBROOK	6,941,017	27,727,491	4,472,318	7,063,186	32,077,640	39,140,826	9,601,700	29,539,127			1998
HARRIS COUNTY	1,843,000	7,372,420	1,425,477	2,003,260	8,637,637	10,640,897	2,876,942	7,763,956			1997
CYPRESS TOWNE CENTER	6,033,932	-	(1,633,278)	2,251,666	2,148,988	4,400,654	70,029	4,330,626		2003
SHOPS AT VISTA RIDGE	3,257,199	13,029,416	373,296	3,257,199	13,402,711	16,659,911	4,440,964	12,218,947			1998
VISTA RIDGE PLAZA	2,926,495	11,716,483	2,243,161	2,926,495	13,959,645	16,886,139	4,480,375	12,405,765			1998
VISTA RIDGE PHASE II	2,276,575	9,106,300	557,650	2,276,575	9,663,950	11,940,525	2,931,492	9,009,034			1998
SOUTH PLAINES PLAZA, TX	1,890,000	7,555,099	144,355	1,890,000	7,699,454	9,589,454	2,556,478	7,032,976			1998
MESQUITE	520,340	2,081,356	943,427	520,340	3,024,783	3,545,123	1,162,385	2,382,738			1995
MESQUITE TOWN CENTER	3,757,324	15,061,644	2,461,177	3,757,324	17,522,821	21,280,145	5,614,091	15,666,054			1998
NEW BRAUNSFELS	840,000	3,360,000	-	840,000	3,360,000	4,200,000	647,462	3,552,538			2003
PARKER PLAZA	7,846,946	-	-	7,846,946	-	7,846,946	-	7,846,946		2005
PLANO	500,414	2,830,835	-	500,414	2,830,835	3,331,249	1,028,884	2,302,366			1996
SOUTHLAKE OAKS	3,011,260	7,703,844	(102,882)	3,019,951	7,592,272	10,612,223	1,744,132	8,868,091	6,341,590		2008
WEST OAKS	500,422	2,001,687	26,291	500,422	2,027,978	2,528,400	770,439	1,757,961			1996
OGDEN	213,818	855,275	4,084,007	850,699	4,302,401	5,153,100	1,787,467	3,365,633		1967
COLONIAL HEIGHTS	125,376	3,476,073	190,178	125,376	3,666,251	3,791,627	1,026,130	2,765,497			1999
OLD TOWN VILLAGE	4,500,000	41,569,735	(1,894,259)	4,500,000	39,675,476	44,175,476	341,043	43,834,433			2007
MANASSAS	1,788,750	7,162,661	516,524	1,788,750	7,679,185	9,467,935	2,586,333	6,881,602			1997
RICHMOND	82,544	2,289,288	280,600	82,544	2,569,889	2,652,432	585,450	2,066,982			1999
RICHMOND	670,500	2,751,375	-	670,500	2,751,375	3,421,875	1,100,198	2,321,677			1995
VALLEY VIEW SHOPPING CENTER	3,440,018	8,054,004	1,059,146	3,440,018	9,113,150	12,553,168	1,398,538	11,154,630			2004
POTOMAC RUN PLAZA	27,369,515	48,451,209	(272,182)	27,369,515	48,179,027	75,548,542	6,281,483	69,267,059	43,032,435		2008
MANCHESTER SHOPPING CENTER	2,722,461	6,403,866	639,555	2,722,461	7,043,421	9,765,882	2,021,791	7,744,092			2004

	INITIAL COST
PROPERTIES	LAND	BUILDING & IMPROVEMENT	SUBSEQUENT TO ACQUISITION	LAND	BUILDING & IMPROVEMENT	TOTAL	ACCUMULATED DEPRECIATION	TOTAL COST, NET OF ACCUMULATED DEPRECIATION	ENCUMBRANCES	DATE OF CONSTRUCTION	DATE OF ACQUISITION

AUBURN NORTH	7,785,841	18,157,625	60,221	7,785,841	18,217,846	26,003,688	4,001,576	22,002,112			2007
GARRISON SQUARE	1,582,500	1,985,522	-	1,582,500	1,985,522	3,568,022	368,131	3,199,892			2009
CHARLES TOWN	602,000	3,725,871	11,081,315	602,000	14,807,186	15,409,186	7,953,643	7,455,542			1985
RIVERWALK PLAZA	2,708,290	10,841,674	327,099	2,708,290	11,168,773	13,877,063	3,409,932	10,467,131			1999
BLUE RIDGE	12,346,900	71,529,796	(587,699)	19,618,371	63,670,626	83,288,997	14,257,622	69,031,375	17,069,987		2005
BRAZIL-HORTOLANDIA	2,281,541	-	2,497,022	3,035,796	1,742,767	4,778,563	-	4,778,563		2008
BRAZIL-RIO CLARO	1,300,000	-	4,794,214	1,797,434	4,296,780	6,094,214	100,697	5,993,517		2009
BRAZIL-VALINHOS	5,204,507	14,997,200	19,557,228	3,440,765	36,318,170	39,758,935	1,110,689	38,648,246		2008
CHILE-EKONO	414,730	-	703,593	465,070	653,253	1,118,323	21,289	1,097,034		2008
CHILE-VICUNA MACKENA	362,556	5,205,439	(778,683)	2,028,066	2,761,246	4,789,312	75,767	4,713,545	12,462,220	2008
CHILE-VINA DEL MAR	11,096,948	720,781	13,483,903	16,569,936	8,731,696	25,301,632	-	25,301,632		2008
MEXICO - HERMOSILLO	11,424,531	-	33,639,841	12,518,642	32,545,730	45,064,372	-	45,064,372		2008
MEXICO-GIGANTE ACQ.	7,568,417	19,878,026	(2,438,163)	6,153,583	18,854,697	25,008,280	4,407,452	20,600,827			2007
MEXICO-MOTOROLA	47,272,528	-	60,416,004	41,122,929	66,565,603	107,688,532	-	107,688,532		2006
MEXICO-MULTIPLAZA OJO DE AGUA	4,089,067	-	11,989,329	4,452,807	11,625,589	16,078,396	445,319	15,633,077			2008
MEXICO-NON ADM BT-LOS CABOS	10,873,070	1,257,517	10,010,535	9,575,128	12,565,994	22,141,122	1,040,782	21,100,340			2007
MEXICO-NON ADM -PLAZA SAN JUAN	9,631,035	-	(212,031)	8,407,498	1,011,506	9,419,004	278,125	9,140,879		2006
MEXICO-NON ADM-GRAN PLZ CANCUN	13,976,402	30,219,719	(4,877,672)	3,642,766	35,675,683	39,318,449	4,619,234	34,699,215			2007
MEXICO-NON ADM-PLAZA LAGO REAL	11,336,743	-	9,167,520	9,987,880	10,516,382	20,504,262	-	20,504,262			2007
MEXICO-NON BUS ADM-MULT.CANCUN	4,471,987	-	12,275,835	4,878,420	11,869,402	16,747,822	-	16,747,822			2007
MEXICO-NON BUS ADM -LINDAVISTA	19,352,453	-	26,466,350	17,292,546	28,526,258	45,818,804	1,543,830	44,274,974		2006
MEXICO-NON ADM BUS-NUEVO LAREDO	10,627,540	-	21,026,972	9,123,331	22,531,181	31,654,512	2,366,976	29,287,536		2006
MEXICO-PACHUCA (WALMART)	3,621,985	-	5,590,765	3,316,073	5,896,677	9,212,750	1,324,247	7,888,503		2005
MEXICO-PLAZA CENTENARIO	3,388,861	-	4,256,891	2,831,153	4,814,600	7,645,753	119,096	7,526,657			2007
MEXICO-PLAZA SORIANA	2,639,975	346,945	399,560	2,491,473	895,007	3,386,480	-	3,386,480			2007
MEXICO-RHODESIA	3,924,464	-	9,811,252	4,735,184	9,000,532	13,735,716	68,753	13,666,963		2009
MEXICO-RIO BRAVO HEB	2,970,663	-	12,535,278	3,452,867	12,053,074	15,505,941	-	15,505,941			2008
MEXICO-SALTILLO 2	11,150,023	-	17,503,997	9,887,530	18,766,490	28,654,020	3,429,328	25,224,692		2005
MEXICO-SAN PEDRO	3,309,654	13,238,616	(2,521,206)	3,612,613	10,414,451	14,027,064	3,985,290	10,041,774			2006
MEXICO-TAPACHULA	13,716,428	-	20,903,845	11,884,663	22,735,609	34,620,272	128,692	34,491,580			2007
MEXICO-TIJUANA 2000 LAND PURCHASE	1,200,000	-	124,720	1,324,720	-	1,324,720	-	1,324,720			2009
MEXICO-WALDO ACQ.	8,929,278	16,888,627	(3,063,690)	7,485,678	15,268,537	22,754,215	2,120,747	20,633,468			2007
PERU-LIMA	811,916	-	1,962,321	933,511	1,840,726	2,774,237	39,155	2,735,082		2008
BALANCE OF PORTFOLIO	133,248,688	4,492,127	(58,642,772)	3,661,944	75,436,100	79,098,043	30,918,043	48,180,000
TOTALS			1,835,426,402	1,946,727,046	6,646,033,173	8,592,760,219	1,549,380,256	7,043,379,963	1,076,565,923

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	15 to 50 years
Fixtures, building, leasehold and tenant improvements	Terms of leases or useful lives, whichever is shorter
(including certain identified intangible assets)

The aggregate cost for Federal income tax purposes was approximately $7.4 billion at December 31, 2010.

The changes in total real estate assets for the years ended December 31, 2010, 2009 and 2008, are as follows:

	2010	2009	2008
Balance, beginning of period	8,882,341,499	7,818,916,120	7,325,034,819
Acquisitions	83,833,304	7,136,240	194,097,146
Improvements	115,646,379	224,554,670	315,921,438
Transfers from (to) unconsolidated joint ventures	115,482,953	933,714,955	194,579,632
Sales	(603,652,663)	(48,893,544)	(123,943,216)
Assets held for sale	(4,445,309)	-	(5,498,006)
Adjustment of fully depreciated assets	(15,047,644)	(19,779,509)	-
Adjustment of property carrying values	(17,601,053)	(52,100,000)	(7,900,000)
Change in foreign exchange rates	36,202,753	18,792,567	(73,375,693)
Balance, end of period	8,592,760,219	8,882,341,499	7,818,916,120

The changes in accumulated depreciation for the years ended December 31, 2010, 2009, 2008 are as follows:

	2010	2009	2008
Balance, beginning of period	1,343,148,498	1,159,664,489	977,443,829
Depreciation for year	244,903,628	209,999,870	187,779,442
Transfers from (to) unconsolidated joint ventures	-	1,727,895	2,899,587
Sales	(23,610,893)	(8,464,247)	(7,595,547)
Adjustment of fully depreciated assets	(15,047,644)	(19,779,509)	-
Assets held for sale	(13,333)	-	(862,822)
Balance, end of period	1,549,380,256	1,343,148,498	1,159,664,489

Reclassifications:

Certain Amounts in the Prior Period Have Been Reclassified in Order to Conform with the Current Period's Presentation.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2010

(in thousands)

Type of Loan/Borrower	Description	Location (3)	Interest Accrual Rates	Interest Payment Rates	Final Maturity Date	Periodic Payment Terms (1)	Prior Liens	Face Amount of Mortgages or Maximum Available Credit (2)	Carrying Amount of Mortgages (2)(3)

Mortgage Loans:
Borrower A	Apartments	Montreal, Quebec	8.50%	8.50%	6/27/2013	I	-	$ 23,800	$ 23,297
Borrower B	Retail Development	Ontario, Canada	8.50%	8.50%	4/13/2011	I	-	16,906	16,804
Borrower C	Medical Center	New York, NY	Libor + 3.25% or Prime +1.75%	Libor + 3.25% or Prime +1.75%	10/19/2012	I	-	18,000	9,480
Borrower D	Retail	Guadalajara, Mexico	12.00%	12.00%	9/1/2016	I	-	8,026	5,802
Borrower E	Retail	Various, Mexico	10.00%	10.00%	12/31/2011	I	-	5,800	5,782
Borrower F	Retail	Arboledas, Mexico	8.10%	8.10%	12/31/2012	I	-	13,000	5,421
Borrower G	Retail	Various, Mexico	10.00%	10.00%	12/31/2011	I	-	5,600	5,400
Borrower H	Retail	Guadalajara, Mexico	12.00%	12.00%	9/1/2016	I	-	5,307	4,370
Borrower I	Retail	Miami, FL	7.57%	7.57%	6/1/2019	I	-	6,509	4,203
Individually < 3%							-	29,782	22,497
								132,730	103,056
Lines of Credit:
Individually < 3%							-	2,400	1,405

Other:
Individually < 3%							-	3,959	3,857

Capitalized loan costs									175

Total								$ 139,089	$ 108,493

(1)  I = Interest only

(2)  The instruments actual cash flows are denominated in U.S. dollars, Canadian dollars and Mexican pesos as indicated by the geographic location above

(3)  The aggregate cost for Federal income tax purposes is $108,493

The Company feels it is not practicable to estimate the fair value of each receivable as quoted market prices are not available. The cost of obtaining an independent valuation on these assets is deemed excessive considering the materiality of the total receivables.

For a reconciliation of mortgage and other financing receivables from January 1, 2008 to December 31, 2010 see Note 11 of the Notes to Consolidated Financial Statements included in this annual report of Form 10K.