Form 10-Q
period 2011-03-31
KIMCO REALTY CORP
filed 2011-05-06
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (sec. 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files.)    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12-b of the Exchange Act.

Large Accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ☐ No ☒

As of April 25, 2011, the registrant had 406,929,787 shares of common stock.

PART I FINANCIAL INFORMATION

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	March 31, 2011	December 31, 2010
Assets:
Operating real estate, net of accumulated depreciation of $1,602,054 and $1,549,380, respectively	$6,753,392	$6,708,373
Investments and advances in real estate joint ventures	1,413,026	1,382,749
Real estate under development	297,202	335,007
Other real estate investments	417,287	418,564
Mortgages and other financing receivables	109,455	108,493
Cash and cash equivalents	148,038	125,154
Marketable securities	211,332	223,991
Accounts and notes receivable	139,487	130,536
Other assets	405,939	401,008
Total assets	$9,895,158	$9,833,875

Liabilities:
Notes payable	$3,061,279	$2,982,421
Mortgages payable	1,057,098	1,046,313
Construction loans payable	31,716	30,253
Dividends payable	88,074	89,037
Other liabilities	442,267	429,505
Total liabilities	4,680,434	4,577,529
Redeemable noncontrolling interests	95,074	95,060

Stockholders' Equity:
Preferred Stock, $1.00 par value, authorized 3,092,000 shares
Class F Preferred Stock, $1.00 par value, authorized 700,000 shares Issued and Outstanding 700,000 shares Aggregate Liquidation Preference $175,000	700	700
Class G Preferred Stock, $1.00 par value, authorized 184,000 shares Issued and Outstanding 184,000 shares Aggregate Liquidation Preference $460,000	184	184
Class H Preferred Stock, $1.00 par value, authorized 70,000 shares Issued and Outstanding 70,000 shares Aggregate Liquidation Preference $175,000	70	70
Common Stock, $.01 par value, authorized 750,000,000 shares Issued and outstanding 406,851,612 and 406,423,514 shares, respectively	4,069	4,064
Paid-In Capital	5,479,817	5,469,841
Cumulative distributions in excess of net income	(574,739)	(515,164)
	4,910,101	4,959,695
Accumulated Other Comprehensive Income	(7,382)	(23,853)
Total Stockholders' Equity	4,902,719	4,935,842
Noncontrolling Interests	216,931	225,444
Total Equity	5,119,650	5,161,286
Total Liabilities and Equity	$9,895,158	$9,833,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenues from rental property	$224,021	$213,350
Rental property expenses:
Rent	(3,299)	(3,569)
Real estate taxes	(30,772)	(28,732)
Operating and maintenance	(34,442)	(32,109)
Impairment of property carrying values	(2,778)	-
Mortgage and other financing income	1,829	2,670
Management and other fee income	9,663	9,843
Depreciation and amortization	(66,243)	(56,266)
General and administrative expenses	(29,756)	(28,138)
Interest, dividends and other investment income	4,861	6,089
Other expense, net	(305)	(329)
Interest expense	(55,557)	(55,548)
Income from other real estate investments	165	1,044
Gain on sale of development properties	-	1,793
Impairments:
Investments in other real estate investments	-	(3,882)
Marketable securities and other investments	-	(506)
Income from continuing operations before income taxes, equity in income of joint ventures and equity in income from other real estate investments	17,387	25,710
Provision for income taxes, net	(4,219)	(1,145)
Equity in income of joint ventures, net	12,345	14,919
Equity in income from other real estate investments, net	5,504	14,088
Income from continuing operations	31,017	53,572
Discontinued operations:
Income from discontinued operating properties, net of tax	1,257	1,628
Loss/impairment on operating/development properties held for sale/sold, net of tax	(415)	(482)
Gain on disposition of operating properties	163	-
Income from discontinued operations	1,005	1,146
Loss on sale of operating properties, net	-	(8)
Net income	32,022	54,710
Net income attributable to noncontrolling interests	(3,059)	(3,874)
Net income attributable to the Company	28,963	50,836
Preferred stock dividends	(14,841)	(11,822)
Net income available to the Company's common shareholders	$14,122	$39,014
Per common share:
Income from continuing operations:
-Basic	$0.03	$0.09
-Diluted	$0.03	$0.09
Net income:
-Basic	$0.03	$0.10
-Diluted	$0.03	$0.10
Weighted average shares:
-Basic	406,440	405,564
-Diluted	407,361	405,713
Amounts attributable to the Company's common shareholders:
Income from continuing operations, net of tax	$13,118	$37,892
Income from discontinued operations	1,004	1,122
Net income	$14,122	$39,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2011	2010

Net income	$32,022	$54,710
Other comprehensive income:
Change in unrealized (loss)/gain on marketable securities	(4,044)	8,665
Change in unrealized gain/(loss) on interest rate swaps	130	(227)
Change in unrealized loss on foreign currency hedge agreement	(1,073)	-
Change in foreign currency translation adjustment, net	23,030	12,306
Other comprehensive income	18,043	20,744

Comprehensive income	50,065	75,454

Comprehensive income attributable to noncontrolling interests	(4,631)	(17,579)

Comprehensive income attributable to the Company	$45,434	$57,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

(in thousands)

	Cumulative distributions in excess of net income	Accumulated Other Comprehensive Income					Paid-in Capital	Total Stockholders' Equity	Noncontrolling Interests	Total Equity	Comprehensive Income
			Preferred Stock		Common Stock
			Issued	Amount	Issued	Amount
Balance, January 1, 2010	$(338,738)	$(96,432)	884	$884	405,533	$4,055	$5,283,204	$4,852,973	$265,005	$5,117,978
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	1,283	1,283
Comprehensive income:
Net income	50,836	-	-	-	-	-	-	50,836	3,874	54,710	$54,710
Other comprehensive income, net of tax:
Unrealized gains on marketable securities	-	8,665	-	-	-	-	-	8,665	-	8,665	8,665
Change in unrealized loss on interest rate swaps	-	(227)	-	-	-	-	-	(227)	-	(227)	(227)
Change in foreign currency translation adjustment	-	(1,400)	-	-	-	-	-	(1,400)	13,706	12,306	12,306
Comprehensive income:											$75,454
Redeemable noncontrolling interest	-	-	-	-	-	-	-	-	(1,622)	(1,622)
Dividends paid ($0.16 per common share; $0.4156 per Class F Depositary Share and $0.4844 per Class G Depositary Share, respectively)	(76,731)	-	-	-	-	-	-	(76,731)	-	(76,731)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(260)	(260)
Issuance of common stock	-	-	-	-	150	2	2,326	2,328	-	2,328
Exercise of common stock options	-	-	-	-	2	-	27	27	-	27
Acquisition of noncontrolling interests	-	-	-	-	-	-	(8,028)	(8,028)	(3,762)	(11,790)
Amortization of equity awards	-	-	-	-	-	-	3,104	3,104	-	3,104
Balance, March 31, 2010	$(364,633)	$(89,394)	884	$884	405,685	$4,057	$5,280,633	$4,831,547	$278,224	$5,109,771

Balance, January 1, 2011	$(515,164)	$(23,853)	954	$954	406,424	$4,064	$5,469,841	$4,935,842	$225,444	$5,161,286
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	466	466
Comprehensive income:
Net income	28,963	-	-	-	-	-	-	28,963	3,059	32,022	$32,022
Other comprehensive income, net of tax:
Unrealized loss on marketable securities	-	(4,044)	-	-	-	-	-	(4,044)	-	(4,044)	(4,044)
Change in unrealized gain on interest rate swaps	-	130	-	-	-	-	-	130	-	130	130
Change in unrealized loss on foreign currency hedge agreement	-	(1,073)	-	-	-	-	-	(1,073)	-	(1,073)	(1,073)
Change in foreign currency translation adjustment	-	21,458	-	-	-	-	-	21,458	1,572	23,030	23,030
Comprehensive income											$50,065
Redeemable noncontrolling interests	-	-	-	-	-	-	-	-	(1,580)	(1,580)
Dividends ($0.18 per common share; $0.4156 per Class F Depositary Share, $0.4844 per Class G Depositary Share and $0.4313 per Class H Depositary Share, respectively)	(88,538)	-	-	-	-	-	-	(88,538)	-	(88,538)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,441)	(1,441)
Issuance of common stock	-	-	-	-	380	4	3,888	3,892	-	3,892
Exercise of common stock options	-	-	-	-	48	1	761	762	-	762
Acquisition of noncontrolling interests	-	-	-	-	-	-	887	887	(10,589)	(9,702)
Amortization of equity awards	-	-	-	-	-	-	4,440	4,440	-	4,440
Balance, March 31, 2011	$(574,739)	$(7,382)	954	$954	406,852	$4,069	$5,479,817	$4,902,719	$216,931	$5,119,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flow from operating activities:
Net income	$32,022	$54,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,332	61,590
Loss on operating/development properties held for sale/sold/transferred	415	8
Impairment charges	2,778	5,189
Gain on sale of development properties	-	(1,793)
Gain on sale of operating properties	(163)	-
Equity in income of joint ventures, net	(12,345)	(14,919)
Equity in income from other real estate investments, net	(5,504)	(14,012)
Distributions from joint ventures and other real estate investments	29,743	30,483
Cash retained from excess tax benefits	(37)	-
Change in accounts and notes receivable	(8,951)	(777)
Change in accounts payable and accrued expenses	14,577	36,148
Change in other operating assets and liabilities	(4,025)	(13,441)
Net cash flow provided by operating activities	114,842	143,186
Cash flow from investing activities:
Acquisition of and improvements to operating real estate	(38,139)	(26,915)
Acquisition of and improvements to real estate under development	(6,902)	(14,376)
Proceeds from sale/repayments of marketable securities	8,534	4,453
Investments and advances to real estate joint ventures	(48,466)	(20,879)
Reimbursements of advances to real estate joint ventures	13,736	10,581
Other real estate investments	(1,080)	(1,614)
Reimbursements of advances to other real estate investments	9,899	2,699
Investment in mortgage loans receivable	-	(2,511)
Collection of mortgage loans receivable	1,018	4,272
Other investments	(115)	(122)
Reimbursements of other investments	361	13
Proceeds from sale of operating properties	533	6,631
Proceeds from sale of development properties	7,373	6,276
Net cash flow used for investing activities	(53,248)	(31,492)
Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	-	(12,000)
Principal payments on rental property debt	(5,942)	(6,344)
Principal payments on construction loan financings	(135)	(30,256)
Proceeds from mortgage/construction loan financings	1,385	1,905
Borrowings under revolving unsecured credit facilities	65,419	40,720
Repayment of borrowings under unsecured revolving credit facilities	(705)	(573)
Financing origination costs	(290)	(62)
Redemption of non-controlling interests	(9,702)	(13,210)
Dividends paid	(89,501)	(76,706)
Cash retained from excess tax benefits	37	-
Proceeds from issuance of stock	724	211
Net cash flow used for financing activities	(38,710)	(96,315)
Change in cash and cash equivalents	22,884	15,379
Cash and cash equivalents, beginning of period	125,154	122,058
Cash and cash equivalents, end of period	$148,038	$137,437
Interest paid during the period (net of capitalized interest of $2,735, and $4,987, respectively)	$43,123	$30,210
Income taxes paid during the period	$579	$317

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation and Subsidiaries, (the “Company”). The Company’s Subsidiaries includes subsidiaries which are wholly-owned, and all entities in which the Company has a controlling financial interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) or meets certain criteria of a sole general partner or managing member in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation.  The information furnished in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's 2010 Annual Report on Form 10-K, as certain disclosures that would duplicate those included in the 10-K are not included in these Condensed Consolidated Financial Statements.

Subsequent Events -

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements.

Income Taxes -

The Company has made an election to qualify, and believes it is operating so as to qualify, as a Real Estate Investment Trust (a “REIT”) for federal income tax purposes.  Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under Sections 856 through 860 of the Internal Revenue Code, as amended (the “Code”).  However, in connection with the Tax Relief Extension Act of 1999, which became effective January 1, 2001, the Company is permitted to participate in certain activities from which it was previously precluded in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries under the Code.  As such, the Company will be subject to federal and state income taxes on the income from these activities.  The Company is also subject to income taxes on certain Non-U.S. investments in jurisdictions outside the U.S.

Earnings Per Share -

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended March 31,
	2011	2010
Computation of Basic Earnings Per Share:

Income from continuing operations	$31,017	$53,572
Loss on sale of operating properties, net	-	(8)
Net income attributable to noncontrolling interests	(3,059)	(3,874)
Discontinued operations attributable to noncontrolling interests	1	24
Preferred stock dividends	(14,841)	(11,822)

Income from continuing operations available to the common shareholders	13,118	37,892
Earnings attributable to unvested restricted shares	(171)	(78)
Income from continuing operations attributable to common shareholders	12,947	37,814
Income from discontinued operations attributable to the Company	1,004	1,122
Net income attributable to the Company’s common shareholders	$13,951	$38,936
Weighted average common shares outstanding	406,440	405,564

Basic Earning Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.03	$0.09
Income from discontinued operations	-	0.01
Net income	$0.03	$0.10

Computation of Diluted Earnings Per Share:
Income from continuing operations attributable to common shareholders for diluted earnings per share	$12,947	$37,814
Income from discontinued operations attributable to the Company	1,004	1,122
Net income attributable to the Company’s common shareholders for diluted earnings per share	$13,951	$38,936
Weighted average common shares outstanding – basic	406,440	405,564
Effect of dilutive securities (a): Equity awards	921	149
Shares for diluted earnings per common share	407,361	405,713

Diluted Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.03	$0.09
Income from discontinued operations	-	0.01
Net income	$0.03	$0.10

(a)

For three months ended March 31, 2011 and 2010, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

The Company's unvested restricted share awards contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings.

There were approximately 13,771,687 and 16,467,901 stock options that were anti-dilutive at March 31, 2011 and 2010, respectively.

Reclassifications –

The Company made the following reclassifications to the Company’s 2010 Consolidated Statements of Income to conform to the 2011 presentation: (i) a reclassification of the income from the Company’s investment in the Albertson’s joint venture from equity in income of joint ventures, net to equity in income of other real estate investments, net, (ii) a reclassification of equity investments from income from other real estate investments to equity in income from other real estate investments, net, and (iii) a reclassification of foreign taxes from other expense, net to the provision for income taxes, net.

2. Operating Property Activities

Acquisitions -

During the three months ended March 31, 2011, the Company acquired three operating properties, in separate transactions as follows (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt Assumed	Total	GLA
Columbia Crossing	Columbia, MD	Jan-11	$4,100	$-	$4,100	31
Turnpike Plaza	Huntington Station, NY	Feb-11	7,920	-	7,920	53
Center Court	Pikesville, MD	Mar-11(1)	9,955	16,797	26,752	106
		Total	$21,975	$16,797	$38,772	190

(1)  The $16.8 million of assumed debt includes an increase of approximately $1.4 million associated with a fair value debt adjustment relating to the property’s purchase price allocation.

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

In allocating the purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases is estimated based on the present value of the difference between the contractual amounts, including fixed rate renewal options, to be paid pursuant to the leases and management’s estimate of the market lease rates and other lease provisions (i.e., expense recapture, base rental changes, etc.) measured over a period equal to the estimated remaining term of the lease. The capitalized above-market or below-market intangible is amortized to rental income over the estimated remaining term of the respective leases, which includes the expected renewal option period.  Mortgage debt discounts or premiums are amortized into interest expense over the remaining term of the related debt instrument.  Unit discounts and premiums are amortized into noncontrolling interest in income, net over the period from the date of issuance to the earliest redemption date of the units.

The aggregate purchase price of the properties acquired during the three months ended March 31, 2011 has been allocated as follows (in thousands):

Land	$12,100
Buildings	15,110
Above Market Rents	1,297
Below Market Rents	(1,712)
In-Place Leases	1,759
Building Improvements	7,754
Tenant Improvements	1,112
Mortgage Fair Value Adjustment	1,352
$38,772

During February 2011, the Company acquired an additional 9.9% interest in FNC Realty Corporation (“FNC”) for $9.6 million, which increased the Company’s total controlling ownership interest to approximately 66.51%.  The Company had previously and continues to consolidate FNC. Since there was no change in control from this transaction, the purchase of the additional partnership interest resulted in an increase to the Company’s Paid-in capital of approximately $1.0 million.

Dispositions -

During the three months ended March 31, 2011, the Company sold one development property for a sales price of approximately 12.3 million Brazilian Reals (approximately USD $7.4 million).  This transaction resulted in an impairment charge of approximately $0.4 million, which is included in Discontinued operations on the Company’s Condensed Consolidated Statements of Income.

Impairment of Property Carrying Value -

During the three months ended March 31, 2011, the Company recognized aggregate impairment charges of approximately $2.8 million relating to its investment in three operating properties.  The aggregate book value of these properties was approximately $9.3 million. The estimated fair values of these properties are based upon purchase price offers aggregating approximately $6.5 million.

3. Discontinued Operations

The Company reports as discontinued operations, properties held-for-sale and operating properties sold in the current period.  The results of these discontinued operations are included in a separate component of income on the Condensed Consolidated Statements of Income under the caption Discontinued operations.  This reporting has resulted in certain reclassifications of 2010 financial statement amounts.

The components of income and expense relating to discontinued operations for the three months ended March 31, 2011 and 2010 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2011 and 2010 and the operations for the applicable period for those assets classified as held-for-sale as of March 31, 2011 (in thousands):

	Three Months Ended March 31,
	2011	2010
Discontinued operations:
Revenues from rental property	$1,117	$13,956
Rental property expenses	(213)	(3,653)
Depreciation and amortization	(90)	(5,324)
Interest expense	-	(3,189)
Income/(loss) from other real estate investments	275	(78)
Other income/(expense), net	142	(48)
Income from discontinued operating properties, before income taxes	1,231	1,664
Loss on operating properties held for sale/sold, before income taxes	(12)	(4)
Impairment of property carrying value, before income taxes	(403)	(800)
Gain on disposition of operating properties	163	-
Benefit for income taxes	26	286
Income from discontinued operating properties	1,005	1,146
Net income attributable to noncontrolling interests	(1)	(24)
Income from discontinued operations attributable to the Company	$1,004	$1,122

As of March 31, 2011, the Company had classified as held-for-sale one property with a book value of approximately $4.4 million. The Company’s determination of the fair value for this property, approximately $4.4 million, is based upon an executed contract of sale with a third party and estimated selling costs.  This property is included in Other Assets on the Company’s Condensed Consolidated Balance Sheets.

4. Ground-Up Development

The Company is engaged in ground-up development projects which will be held as long-term investments by the Company.  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of March 31, 2011, the Company had in progress a total of five ground-up development projects, consisting of (i) two ground-up development projects located in the U.S., (ii) two ground-up development projects located in Mexico and (iii) one ground-up development project located in Chile.

5. Investments and Advances in Real Estate Joint Ventures

The Company and its subsidiaries have investments in and advances to various real estate joint ventures.  These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases.  The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting.  The table below presents joint venture investments for which the Company held an ownership interest at March 31, 2011 and December 31, 2010 (in millions, except number of properties):

As of and for the three months ended March 31, 2011
Venture	Average Ownership Interest		Number of Properties	Total GLA	Gross Investment In Real Estate	The Company's Investment	The Company's Share of Income/(Loss)
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2)	15.00%	*	63	10.8	$ 2,855.7	$ 150.2	$ (2.6)
Kimco Income Opportunity Portfolio (“KIR”) (2)	45.00%		59	12.6	1,550.4	158.4	5.1
UBS Programs (2)	17.90%	*	43	6.3	1,367.8	67.7	0.5
BIG Shopping Centers (2)	36.50%	*	22	3.5	507.8	41.1	(0.6)
The Canada Pension Plan Investment Board (“CPP”) (2) (4)	55.00%		6	2.4	429.7	142.7	1.1
Kimco Income Fund (2)	15.20%		12	1.5	281.6	12.3	0.3
SEB Immobilien (2)	15.00%		11	1.5	300.1	1.3	0.1
Other Institutional Programs (2)	Various		68	4.9	839.4	34.2	0.4
RioCan	50.00%		45	9.3	1,410.8	60.4	4.9
Intown	(3)		138	N/A	822.4	97.9	(1.0)
Latin America	Various		129	17.2	1,285.2	355.0	2.8
Other Joint Venture Programs	Various		89	12.8	2,042.1	291.8	1.3
Total			685	82.8	$ 13,693.0	$ 1,413.0	$ 12.3

As of December 31, 2010							For the three months ended March 31, 2010
Venture	Average Ownership Interest		Number of Properties	Total GLA	Gross Investment In Real Estate	The Company's Investment	The Company's Share of Income/(Loss)
KimPru and KimPru II (1) (2)	15.00%	*	65	11.3	$ 2,915.1	$ 145.3	$(2.8)
KIR (2)	45.00%		59	12.6	1,546.6	156.1	6.6
UBS Programs (2)	17.90%	*	43	6.3	1,366.6	68.3	0.2
BIG Shopping Centers (2)	36.50%	*	22	3.5	507.2	42.4	-
CPP (2)	55.00%		5	2.1	378.1	115.1	-
Kimco Income Fund (2)	15.20%		12	1.5	281.7	12.4	0.3
SEB Immobilien (2)	15.00%		11	1.5	300.1	3.4	0.3
Other Institutional Programs (2)	Various		68	4.9	838.1	35.1	0.2
RioCan	50.00%		45	9.3	1,380.7	61.5	4.3
Intown	(3)		138	N/A	820.1	99.4	(3.0)
Latin America	Various		130	17.3	1,191.1	344.8	3.0
Other Joint Venture Programs	Various		91	13.1	2,029.3	299.0	5.8
Total			689	83.4	$ 13,554.7	$ 1,382.8	$14.9

*   Ownership % is a blended rate

(1)   This venture represents four separate joint ventures, with four separate accounts managed by Prudential Real Estate Investors (“PREI”), three of these ventures are collectively referred to as KimPru and the remaining venture is referred to as KimPru II.

(2)   The Company manages these joint venture investments and, where applicable, earns acquisition fees, leasing commissions, property management fees, assets management fees and construction management fees.

(3)   The Company’s share of this investment is subject to fluctuation and is dependent upon property cash flows.

(4)   CPP acquired an unencumbered operating property in Quakertown, PA for a purchase price of approximately $52.0 million, during the three months ended March 31, 2011.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at March 31, 2011 and December 31, 2010 (in millions, except weighted average remaining term):

	As of March 31, 2011			As of December 31, 2010
Venture	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)**	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)**
KimPru and KimPru II	$ 1,302.4	5.53%	59.5	$ 1,388.0	5.56%	59.8
KIR	966.7	6.48%	53.0	954.7	6.54%	53.1
UBS Programs	730.3	5.70%	51.9	733.6	5.70%	54.8
BIG Shopping Centers	407.5	5.47%	69.5	407.2	5.47%	72.5
CPP	168.1	4.45%	36.2	168.7	4.45%	39.3
Kimco Income Fund	167.1	5.45%	41.7	167.8	5.45%	44.7
SEB Immobilien	206.8	5.64%	71.7	193.5	5.67%	71.4
RioCan	990.8	5.84%	49.1	968.5	5.84%	52.0
Intown	626.4	5.19%	48.6	628.0	5.19%	46.8
Other Institutional Programs	550.5	5.06%	53.6	550.8	5.08%	56.6
Other Joint Venture Programs	1,797.5	5.20%	55.9	1,801.8	5.08%	50.5
Total	$ 7,914.1			$ 7,962.6

** Average Remaining term includes extensions

Prudential Investment Program -

During the three months ended March 31, 2011, KimPru recognized an impairment charge of approximately $40.1 million relating to one property which defaulted on its non-recourse mortgage.  The property is currently unable to generate sufficient cash flows to cover the debt service and negotiations with the lender have not produced a suitable loan modification.  As such this property is expected to be foreclosed on by the third party lender. The Company had previously taken other-than-temporary impairment charges on its investment in KimPru and had allocated these impairment charges to the underlying assets of the KimPru joint ventures including a portion to this operating property. As a result, the Company’s share of the $40.1 million impairment loss was approximately $4.5 million which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income.

Additionally, during the three months ended March 31, 2011, a third party mortgage lender foreclosed on an operating property for which KimPru had previously taken an impairment charge during 2010.  As a result of this foreclosure, KimPru recognized a gain on early extinguishment of debt of approximately $11.0 million.  The Company’s share of this gain was approximately $1.7 million, before income taxes, which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income.

KimPru’s estimated fair value relating to the impairment assessment above was based upon a discounted cash flow model that included all estimated cash inflows and outflows over a specified holding period.  Capitalization rates and discount rates utilized in this model were based upon rates that the Company believed to be within a reasonable range of current market rates for the respective property.

6. Other Real Estate Investments

Preferred Equity Capital -

The Company previously provided capital to owners and developers of real estate properties through its Preferred Equity program. As of March 31, 2011, the Company’s net investment under the Preferred Equity program was approximately $387.4 million relating to 568 properties, including 398 net leased properties.  During the three months ended March 31, 2011, the Company earned approximately $4.9 million from its preferred equity investments, including $0.5 million in profit participation earned from three capital transactions.  During the three months ended March 31, 2010, the Company earned approximately $7.5 million from its preferred equity investments, including $0.2 million in profit participation earned from two capital transactions.

7. Variable Interest Entities

Consolidated Operating Properties

Included within the Company’s consolidated operating properties at March 31, 2011 are four consolidated entities that are VIEs and for which the Company is the primary beneficiary.   All of these entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the voting rights of the equity investors is not proportional to their obligation to absorb expected losses or receive the expected residual returns of the entity and substantially all of the entity's activities are conducted on behalf of the investor which has disproportionately fewer voting rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

At March 31, 2011, total assets of these VIEs were approximately $111.0 million and total liabilities were approximately $21.2 million, including $13.3 million of non-recourse mortgage debt.  The classification of these assets is primarily within real estate and the classification of liabilities are primarily within mortgages payable and accounts payable accrued expenses, which is included in other liabilites in the Company’s Condensed Consolidated Balance Sheets.

The majority of the operations of these VIEs are funded with cash flows generated from the properties.  One of the VIEs is encumbered by third party non-recourse mortgage debt aggregating approximately $13.3 million.  The Company has not provided financial support to any of these VIEs that it was not previously contractually required to provide, which consists primarily of funding any capital expenditures, including tenant improvements, which are deemed necessary to continue to operate the entity and any operating cash shortfalls that the entity may experience.

Consolidated Ground-Up Development Projects

Included within the Company’s ground-up development projects at March 31, 2011 are three consolidated entities that are VIEs, which the Company is the primary beneficiary. These entities were established to develop real estate property to hold as long-term investments.  The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

At March 31, 2011, total assets of these ground-up development VIEs were approximately $206.6 million and total liabilities were approximately $1.9 million. The classification of these assets is primarily within real estate and the classification of liabilities are primarily within accounts payable and accrued expenses, which is included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

Substantially all of the projected development costs to be funded for these ground-up development VIEs, aggregating approximately $38.3 million, will be funded with capital contributions from the Company and by the outside partners, when contractually obligated. The Company has not provided financial support to the VIE that it was not previously contractually required to provide.

Unconsolidated Ground-Up Development

Also included within the Company’s ground-up development projects at March 31, 2011, is an unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support.  The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of this VIE based on the fact that Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest in this VIE.

The Company’s aggregate investment in this VIE was approximately $33.4 million as of March 31, 2011, which is included in Real estate under development in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $51.9 million, which primarily represents the Company’s current investment and estimated future funding commitments of approximately $18.5 million.  The Company has not provided financial support to this VIE that it was not previously contractually required to provide.  All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

Unconsolidated Redevelopment Investment

As of March 31, 2011, the Company has a redevelopment project through an unconsolidated joint venture, that is a VIE for which the Company is not the primary beneficiary. This joint venture was primarily established to own and operate real estate property. The entity was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its redevelopment activities without additional financial support from its partners. As a result the partners are required to fund the entity’s redevelopment costs throughout the redevelopment period.  The Company determined that it was not the primary beneficiary of this VIE based on the fact that Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest in this VIE.

The Company’s aggregate investment in this VIE was approximately $3.1 million as of March 31, 2011, which is included in Investments and advances in real estate joint ventures in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $8.6 million, which primarily represents the Company’s current investment and estimated future funding commitments of approximately $5.5 million.  This entity is encumbered by third party debt of approximately $24.9 million. The Company has not provided financial support to this VIE that it was not previously contractually required to provide.  All future costs of re-development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

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

The Company’s aggregate investment in these preferred equity VIEs was approximately $6.0 million as of March 31, 2011, which is included in Other real estate investments in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be $9.0 million, which primarily represents the Company’s current investment and estimated future funding commitments.  The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.  All future costs of development will be funded with capital contributions from the Company and the outside partners in accordance with their respective ownership percentages.

8. Marketable Securities and Other Investments

At March 31, 2011, the Company’s investment in marketable securities was approximately $211.3 million which includes an aggregate unrealized gain of approximately $16.2 million relating to marketable equity security investments.

During the three months ended March 31, 2011, the Company received a principal payment of approximately $7.0 million Australian dollars (“AUD”) (approximately USD $6.9 million) relating to the convertible notes issued by a subsidiary of Valad Property Group (“Valad”).  The Company also entered into an agreement with a third party to sell its remaining Valad convertible notes for a sales price of approximately AUD $165.0 million, plus unpaid accrued interest.  In connection with the anticipation of this sale, the Company entered into a foreign currency forward contract to mitigate the foreign exchange risk resulting from fluctuations in currency exchange rates (see Note 13).  The Company recorded an adjustment to the carrying value of the Valad note of approximately USD $0.9 million based upon the agreed sales price.  This adjustment is recorded in Other expense, net on the Company’s Condensed Consolidated Statements of Income.   The Company’s investment in Valad convertible notes as of March 31, 2011 was USD $169.1 million, including USD $9.8 million allocated to an embedded derivative convertible option which is included in Other assets in the Company’s Condensed Consolidated Balance Sheets.  On April 27, 2011, the Company completed the sale of the Valad notes which resulted in no further gain or loss.

9. Mortgages Payable

During the three months ended March 31, 2011, the Company assumed approximately $16.8 million of individual non-recourse mortgage debt relating to the acquisition of one operating property, including an increase of approximately $1.4 million associated with fair value debt adjustments.

Mortgages payable, collateralized by certain shopping center properties and related tenants' leases, are generally due in monthly installments of principal and/or interest which mature at various dates through 2031. Interest rates range from LIBOR (approximately 0.24% as of March 31, 2011) to 9.75% (weighted-average interest rate of 6.20% as of March 31, 2011).  The scheduled principal payments (excluding any extension options available to the Company) of all mortgages payable, excluding unamortized fair value debt adjustments of approximately $3.1 million, as of March 31, 2011, were approximately as follows (in millions): 2011, $38.4; 2012, $217.9; 2013, $93.1; 2014, $225.3; 2015, $61.1; and thereafter, $418.2.

10. Construction Loans

As of March 31, 2011, the Company had three construction loans with total loan commitments aggregating approximately $82.5 million, of which approximately $31.7 million has been funded. These loans are scheduled to mature in 2012 and 2035 and bear interest at rates of LIBOR plus 1.90% (2.14% at March 31, 2011) to 5.79%.  These construction loans are collateralized by the respective projects and associated tenants’ leases.

11. Noncontrolling Interests

Noncontrolling interests represent the portion of equity that the Company does not own in those entities it consolidates as a result of having a controlling financial interest in accordance with the provisions of the FASB’s Consolidation guidance.

The Company identifies its noncontrolling interests separately within the equity section on the Company’s Condensed Consolidated Balance Sheets. Noncontrolling interests also includes amounts related to partnership units issued by consolidated subsidiaries of the Company in connection with certain property acquisitions.  Partnership units which embody an unconditional obligation requiring the Company to redeem the units for cash at a specified or determinable date (or dates) or upon an event that is certain to occur are determined to be mandatorily redeemable under the FASB’s Distinguishing Liabilities from Equity  guidance and are classified as Redeemable noncontrolling interests and presented in the mezzanine section between Total liabilities and Stockholder’s equity on the Company’s Condensed Consolidated Balance Sheets. The amounts of consolidated net income attributable to the Company and to the noncontrolling interests are presented on the Company’s Condensed Consolidated Statements of Income.

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the three months ended March 31, 2011 and March 31, 2010 (amounts in thousands):

	2011	2010
Balance at January 1,	$95,060	$100,304
Unit redemptions	-	(1,000)
Fair market value amortization	14	(22)
Other	-	(6)
Balance at March 31,	$95,074	$99,276

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

	March 31, 2011		December 31, 2010
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value

Marketable Securities	$211,332	$212,447	$223,991	$224,451

Notes Payable	$3,061,279	$3,261,613	$2,982,421	$3,162,183

Mortgages Payable	$1,057,098	$1,120,673	$1,046,313	$1,120,797

Construction Loans Payable	$31,716	$34,072	$30,253	$32,192
Mandatorily Redeemable Noncontrolling Interests (termination dates ranging from 2019 – 2027)	$2,559	$5,351	$2,697	$5,462

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

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at March 31, 2011	Level 1	Level 2	Level 3
Assets:
Marketable equity Securities	$33,900	$33,900	$-	$-
Convertible notes	$159,281	$-	$159,281	$-
Conversion option	$9,844	$-	$9,844	$-
Liabilities:
Foreign exchange forward contract	$1,073	$-	$1,073	$-
Interest rate swaps	$443	$-	$443	$-

	Balance at December 31, 2010	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$31,016	$31,016	$-	$-
Convertible notes	$172,075	$-	$172,075	$-
Conversion option	$10,205	$-	$10,205	$-
Liabilities:
Interest rate swaps	$506	$-	$506	$-

Assets measured at fair value on a non-recurring basis at March 31, 2011 and December 31, 2010 are as follows (in thousands):

	Balance at March 31, 2011	Level 1	Level 2	Level 3
Assets:
Real estate	$6,469	$-	$-	$6,469

	Balance at December 31, 2010	Level 1	Level 2	Level 3
Assets:
Real Estate	$16,414	$-	$-	$16,414
Real estate under development/redevelopment	$22,626	$-	$-	$22,626
Other real estate investments	$3,921	$-	$-	$3,921
Mortgage and other financing receivables	$1,405	$-	$-	$1,405

During the three months ended March 31, 2011, the Company recognized impairment charges of approximately $2.8 million relating to adjustments to property carrying values. The Company’s estimated fair values relating to these impairment assessments were primarily based upon estimated sales prices. Based on these inputs the Company determined that its valuation in these investments was classified within Level 3 of the fair value hierarchy.

The Company does not have any significant fair value measurements using unobservable inputs classified within Level 3 of the fair value hierarchy at March 31, 2010.

13. Financial Instruments – Derivatives and Hedging

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risk through management of its core business activities. The company manages economic risks, including foreign currency exposure, interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company may use derivatives to manage exposures that arise from changes in interest rates, foreign currency exchange rate fluctuations and market value fluctuations of equity securities. The Company limits these risks by following established risk management policies and procedures including the use of derivatives.

Cash Flow Hedges of Foreign Currency Risk -

During the three months ended March 31, 2011, the Company entered into a foreign currency forward contract to sell AUD $165.0 million and buy USD $169.1 million.  The Company is a USD functional currency entity and has agreed to sell its AUD-denominated Valad convertible notes. Because of the fluctuations in the AUD-USD exchange rate, the Company is exposed to foreign exchange gains and losses, specifically the risk of incurring a lower USD cash equivalent amount of the anticipated AUD proceeds collected in the future. The Company’s objective and strategy is to mitigate this risk and the associated foreign exchange gains and losses, and lock-in the future exchange rate when AUD proceeds will be converted to USD. The Company designates the AUD-USD foreign exchange risk as the risk being hedged.  The effective portion of the changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the three months ended March 31, 2011 the Company had no hedge ineffectiveness.

During April 2011, the Company received AUD $170.2 million (approximately USD $174.7 million) from the sale of the Valad convertible notes representing the principal and unpaid interest and settled its foreign currency forward contract.

Cash Flow Hedges of Interest Rate Risk -

 The Company, from time to time, hedges the future cash flows of its floating-rate debt instruments to reduce exposure to interest rate risk principally through interest rate swaps and interest rate caps with major financial institutions. The effective portion of the changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the three months ended March 31, 2011 and 2010, the Company had no hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to cash flow hedges of interest rate risk will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During 2011, the Company estimates that an additional $0.4 million will be reclassified as an increase to interest expense.

As of March 31, 2011, the Company had the following outstanding foreign exchange forward derivative and interest rate derivatives that were designated as cash flow hedges of foreign currency and interest rate risk, respectively:

Derivatives Designated As Hedging Instruments	Number of Instruments	Notional (in millions)
Foreign Exchange Forward Contract (AUD)	1	165.0
Interest Rate Caps	2	81.9
Interest Rate Swaps	1	20.7

The fair value of these derivative financial instruments classified as liability derivatives was $1.5 million and $0.5 million as of March 31, 2011 and December 31, 2010, respectively.

14. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the three months ended March 31, 2011 and 2010 (in thousands):

	2011	2010
Acquisition of real estate interests by assumption of mortgage debt	$15,445	$670

Issuance of restricted common stock	$4,035	$2,134

Consolidation of Joint Ventures:
Increase in real estate and other assets	$-	$97,643
Increase in mortgage payables	$-	$83,212

Declaration of dividends paid in succeeding period	$88,074	$76,731

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

The Company recognized expense associated with its equity awards of approximately $5.6 million and $3.8 million for the three months ended March 31, 2011 and 2010, respectively.  As of March 31, 2011, the Company had approximately $34.1 million of total unrecognized compensation cost related to unvested stock compensation granted under the Company’s Plan.  That cost is expected to be recognized over a weighted average period of approximately 2.0 years.

16. Taxable REIT Subsidiaries (“TRS”)

The Company is subject to federal, state and local income taxes on the income from its TRS activities, which include Kimco Realty Services ("KRS"), a wholly owned subsidiary of the Company and the consolidated entities of FNC Realty Corporation (“FNC”) and Blue Ridge Real Estate Company/Big Boulder Corporation.  The Company is also subject to local taxes on certain Non-U.S. investments.

Income taxes have been provided for on the asset and liability method as required by the FASB’s Income Taxes guidance.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of the taxable assets and liabilities.

The Company’s deferred tax assets and liabilities, which are included in the caption Other assets and Other liabilities on the accompanying Condensed Consolidated Balance Sheets, at March 31, 2011 and December 31, 2010, were as follows (in thousands):

	March 31, 2011	December 31, 2010
Deferred tax assets:
Tax/GAAP basis differences	$81,289	$80,539
Operating losses	44,624	43,700
Related party deferred loss	7,275	7,275
Tax credit carryforwards	5,240	5,240
Non-U.S. tax/GAAP basis differences	25,487	25,375
Valuation allowance	(33,783)	(33,783)
Total deferred tax assets	130,132	128,346
Deferred tax liabilities-U.S.	(10,734)	(10,108)
Deferred tax liabilities-Non-U.S.	(18,905)	(15,619)

Net deferred tax assets	$100,493	$102,619

As of March 31, 2011, the Company had net deferred tax assets of approximately $100.5 million. This net deferred tax asset includes approximately $10.8 million for the tax effect of net operating losses, (“NOL”) after the impact of a valuation allowance of $33.8 million, primarily relating to FNC. The partial valuation allowance on the FNC deferred tax asset reduces the deferred tax asset related to NOLs to the amount that is more likely than not realizable.  The Company based the valuation allowance related to FNC on projected taxable income and the expected utilization of remaining net operating loss carryforwards.  Additionally, FNC has approximately $3.1 million of deferred tax assets relating to differences in GAAP book basis and tax basis of accounting.  The Company has foreign net deferred tax assets of $6.6 million, relating to its operations in Canada and Mexico due to differences in GAAP book basis and the basis of accounting applicable to the jurisdiction in which the Company is subject to tax.   The Company’s remaining net deferred tax asset of approximately $81.3 million primarily relates to KRS and consists of (i) $10.7 million in deferred tax liabilities, (ii) $7.3 million related to partially deferred losses, (iii) $5.2 million in tax credit carryforwards, $3.9 million of which expire from 2027 through 2030 and $1.3 million that do not expire, (iv) $1.3 million NOL carryforwards and (v) $78.2 million primarily relating to differences in GAAP book basis and tax basis of accounting for (i) real estate assets, (ii) real estate joint ventures, (iii) other real estate investments, (iv) asset impairments charges that have been recorded for book purposes but not yet recognized for tax purposes and (v) other miscellaneous deductible temporary differences.

As of March 31, 2011, the Company determined that no valuation allowance was needed against the $81.3 million net deferred tax asset within KRS. This determination was based upon the Company’s analysis of both positive evidence, which includes future projected income for KRS and negative evidence, which consists of a three year cumulative pre-tax book loss for KRS. The cumulative loss was primarily the result of significant impairment charges taken by KRS during 2010 and 2009.   As a result of this analysis the Company has determined it is more likely than not that KRS’s net deferred tax asset of $81.3 million will be realized and therefore, no valuation allowance is needed at March 31, 2011. If future income projections do not occur as forecasted or the Company incurs additional impairment losses within KRS, the Company will reevaluate the need for a valuation allowance.

17. Pro Forma Financial Information

As discussed in Note 3, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the three months ended March 31, 2011.  The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Income for the three months ended March 31, 2011 and 2010, adjusted to give effect to these transactions at the beginning of 2010.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations.  (Amounts presented in millions, except per share figures.)

	Three Months ended March 31,
	2011	2010

Revenues from rental property	$225.1	$214.5
Net income	$31.8	$52.7
Net income attributable to the Company’s common shareholders	$13.9	$37.0

Net income attributable to the Company’s common shareholders per common share:
Basic	$0.03	$0.09
Diluted	$0.03	$0.09

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to, the risk factors discussed in Part II, Item 1A. included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010, and (i) general adverse economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms, (iv) the Company’s ability to raise capital by selling its assets, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates and foreign currency exchange rates, (vii) the availability of suitable acquisition opportunities, (viii) valuation of joint venture investments, (ix) valuation of marketable securities and other investments, (x) increases in operating costs, (xi) changes in the dividend policy for the Company’s common stock, (xii) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure by multiple tenants to occupy their premises in a shopping center, (xiii) impairment charges and (xiv) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or hold certain securities until maturity.  Accordingly, there is no assurance that the Company’s expectations will be realized.

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.  These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers.  As of March 31, 2011 the Company had interests in 948 shopping center properties (the “Combined Shopping Center Portfolio”) aggregating 137.5 million square feet of gross leasable area (“GLA”) and 902 other property interests, primarily through the Company’s preferred equity investments, other real estate investments and non-retail properties, totaling approximately 34.5 million square feet of GLA, for a grand total of 1,850 properties aggregating 172.0 million square feet of GLA, located in 44 states, Puerto Rico, Canada, Mexico, Chile, Brazil and Peru.

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

Results of Operations

Comparison of the three months ended March 31, 2011 to 2010

	Three Months Ended March 31,
				Increase/
	2011		2011	(Decrease)	% change
	(amounts in millions)

Revenues from rental property (1)	$224.0	$	$ 213.4	$10.6	5.0%

Rental property expenses: (2)
Rent	$3.3		$3.6	$(0.3)	(8.3) %
Real estate taxes	30.8		28.7	2.1	7.3%
Operating and maintenance	34.4		32.1	2.3	7.2%
	$68.5		$64.4	$4.1	6.4%

Depreciation and amortization (3)	$66.2		$56.3	$9.9	17.6%

(1)  Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2011 and 2010, providing incremental revenues for the three months ended March 31, 2011 of $3.5 million, as compared to the corresponding period in 2010, and (ii) the completion of certain development and redevelopment projects and tenant buyouts providing incremental revenues of approximately $7.4 million for the three months ended March 31, 2011, as compared to the corresponding period in 2010, which was partially offset by (iii) a decrease in revenues of approximately $0.3 million for the three months ended March 31, 2011, as compared to the corresponding period in 2010, primarily resulting from the sale of certain properties during 2010.

(2)  Rental property expenses increased for the three months ended March 31, 2011, as compared to the corresponding period in 2010, primarily due to (i) the placement of certain development properties into service, which resulted in lower capitalization of carry costs, (ii) increased snow removal costs and (iii) operating property acquisitions during 2011 and 2010.

(3)  Depreciation and amortization increased for the three months ended March 31, 2011, as compared to the corresponding period in 2010, primarily due to (i) operating property acquisitions during 2011 and 2010, (ii) the placement of certain development properties into service and (iii) tenant vacancies.

General and administrative expense increased approximately $1.7 million to $29.8 million for the three months ended March 31, 2011, as compared to $28.1 million for the corresponding period in 2010. This increase is primarily due to an increase in equity awards expense related to grants issued during 2011 and 2010.

Interest, dividends and other investment income decreased approximately $1.2 million to $4.9 million for the three months ended March 31, 2011, as compared to $6.1 million for the corresponding period in 2010.  This decrease is primarily due to a reduction in interest income of approximately $0.9 million due to repayments of notes in 2011 and 2010 and a decrease in gains resulting from the sale of certain marketable securities of approximately $0.6 million during 2010, as compared to the corresponding period in 2011.

During the three months ended March 31, 2011, the Company recognized aggregate impairment charges of approximately $2.8 million relating to its investment in three operating properties based on their estimated sales prices.  Based on these inputs the Company determined that its valuation in these investments was classified within Level 3 of the FASB’s fair value hierarchy.

During the three months ended March 31, 2010, the Company recognized an impairment charge of approximately $3.8 million against the carrying value of its preferred equity investment in an operating property located in Tucson, AZ based on its estimated sales price.  Based on this input the Company determined that its valuation in this investment was classified within Level 3 of the FASB’s fair value hierarchy.

Additionally, during the three months ended March 31, 2010, the Company recorded an impairment charge of approximately $0.5 million due to the decline in value of a marketable security that was deemed to be other-than-temporary.

Provision for income taxes increased approximately $3.1 million to $4.2 million for the three months ended March 31, 2011, as compared to $1.1 million for the corresponding period in 2010.  This increase is primarily due to an increase in foreign taxes of approximately $1.7 million primarily resulting from an overall increase in income from foreign investments and a decrease in income tax benefit of approximately $1.2 million related to impairments taken during the three months ended March 31, 2010, as compared to the corresponding period in 2011.

Equity in income of joint ventures, net decreased $2.6 million to $12.3 million for the three months ended March 31, 2011, as compared to $14.9 million for the corresponding period in 2010. This decrease is primarily the result of (i) the recognition of approximately $8.0 million in income resulting from cash distributions received in excess of the Company’s carrying value of its investment in an unconsolidated limited liability partnership during the three months ended March 31, 2010, as compared to the corresponding period in 2011, partially offset by (ii) an increase in equity in income of approximately $2.8 million from the Company’s Westmont portfolio investments primarily resulting from increased operating profitability, (iii) an increase of approximately $0.5 million from equity in income of joint ventures formed in 2010 and (iv) an increase in equity in income of approximately $1.0 million from the Company’s joint venture investments in Canada.

Equity in income from other real estate investments, net decreased $8.6 million to $5.5 million for the three months ended March 31, 2011, as compared to $14.1 million for the corresponding period in 2010.  This decrease is primarily due to (i) a decrease of approximately $6.0 million in equity in income from the Albertson’s joint venture during the three months ended March 31, 2011, as compared to the corresponding period in 2010, primarily resulting from a gain on sale of a distribution center in the joint venture during three months ended March 31, 2010 and (ii) a decrease of approximately $2.0 million in connection with the amendment and restructuring of two Canadian retail property preferred equity investments into two pari passu joint venture investments during 2010 (the results for these investments are now reflected in Equity in income of joint ventures, net).

Net income attributable to the Company was approximately $29.0 million or $0.03 on a diluted per share basis for the three months ended March 31, 2011, as compared to approximately $50.8 million or $0.10 on a diluted per share basis for the corresponding period in 2010.  This change is primarily attributable to (i) a reduction in equity in income from other real estate investments, primarily due to a decrease in income from the Albertson’s investment, (ii) an overall net decrease in equity in income of joint ventures primarily due to cash distributions received in excess of the Company’s carrying value of its investment in an unconsolidated limited liability partnership during the three months ended March 31, 2010 and (iii) an increase in provision for income taxes primarily due to an increase in foreign taxes, partially offset by (iv) additional incremental earnings due to the acquisitions of operating properties during 2011 and 2010.

Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base.  At March 31, 2011, the Company’s five largest tenants were The Home Depot, TJX Companies, Wal-Mart, Sears Holdings and Best Buy, which represented approximately 3.1%, 2.8%, 2.5%, 2.2% and 1.6%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, when available, mortgage and construction loan financing and immediate access to unsecured revolving credit facilities with aggregate bank commitments of approximately $1.7 billion.

The Company’s cash flow activities are summarized as follows (in millions):

	Three Months Ended March 31,
	2011	2010

Net cash flow provided by operating activities	$114.8	$143.2
Net cash flow used for investing activities	$(53.2)	$(31.5)
Net cash flow used for financing activities	$(38.7)	$(96.3)

Operating Activities

The Company anticipates that cash on hand, borrowings under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Net cash flow provided by operating activities for the three months ended March 31, 2011, was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2011 and 2010, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) distributions from the Company’s joint venture programs.

Cash flows provided by operating activities for the three months ended March 31, 2011, were approximately $114.8 million, as compared to approximately $143.2 million for the comparable period in 2010.  The change of approximately $28.4 million is primarily attributable to lower transactional income and changes in accounts and notes receivable, other operating assets and liabilities and accounts payable and accrued expenses due to timing of receipts and payments.

Investing Activities

Cash flows used for investing activities for the three months ended March 31, 2011, were approximately $53.2 million, as compared to approximately $31.5 million for the comparable period in 2010.  This increase in cash utilization of approximately $21.7 million resulted primarily (i) from increases in investments and advances in real estate joint ventures and (ii) the acquisition of and improvements to operating real estate, partially offset by (iii) a decrease in cash used for the acquisition of and improvements to real estate under development, (iv) an increase in reimbursements of advances to real estate joint ventures (v) an increase in proceeds from the sale/repayment of marketable securities and (vi) increased proceeds from the sale of development properties.

Acquisitions of and Improvements to Operating Real Estate -

During the three months ended March 31, 2011, the Company expended approximately $38.1 million towards acquisition of and improvements to operating real estate including $16.2 million expended in connection with redevelopments and re-tenanting projects as described below.

The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace.  The Company anticipates its capital commitment toward these and other redevelopment projects during 2011 will be approximately $20 million to $25 million.  The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving lines of credit.

Investments and Advances to Joint Ventures -

During the three months ended March 31, 2011, the Company expended approximately $48.5 million for investments and advances to real estate joint ventures, which is primarily related to the acquisition of and improvements to properties within the joint ventures, and received approximately $13.7 million from reimbursements of advances to real estate joint ventures.

Acquisitions of and Improvements to Real Estate Under Development –

The Company is engaged in ground-up development projects which will be held as long-term investments by the Company.  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of March 31, 2011, the Company had in progress a total of five ground-up development projects, consisting of (i) two ground-up development projects located in the U.S., (ii) two ground-up development projects located in Mexico and (iii) one ground-up development project located in Chile.

During the three months ended March 31, 2011, the Company expended approximately $6.9 million in connection with construction costs relating to its ground-up development projects.  The Company anticipates its total capital commitment during 2011 toward these and other development projects will be approximately $25 million to $35 million.  The proceeds from unfunded construction loan commitments and availability under the Company’s revolving lines of credit are expected to be sufficient to fund these anticipated capital requirements.

Dispositions and Transfers -

During the three months ended March 31, 2011, the Company received net proceeds of approximately $7.9 million relating to the sale of various operating properties and ground-up development properties.

Financing Activities

Cash flows used for financing activities for the three months ended March 31, 2011, were approximately $38.7 million, as compared to cash flows used for financing activities of approximately $96.3 million for the comparable period in 2010.  This change of approximately $57.6 million resulted primarily from (i) an increase of approximately $24.6 million in net borrowings under the Company’s unsecured revolving credit facilities, (ii) a decrease in principal payments of approximately $42.5 million, partially offset by (iii) an increase in dividends paid of approximately $12.8 million.

Debt maturities for the remainder of 2011 consist of: $112.2 million of consolidated debt; $589.1 million of unconsolidated joint venture debt and $264.1 million of debt on properties included in the Company’s preferred equity program, assuming the utilization of extension options where available.   The 2011 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Company’s credit facilities (which at March 31, 2011 had approximately $1.5 billion available) and debt refinancing.  The 2011 unconsolidated joint venture and preferred equity debt maturities are anticipated to be repaid through debt refinancing and partner capital contributions, as deemed appropriate.

The Company has a $1.5 billion unsecured U.S. revolving credit facility (the "U.S. Credit Facility") with a group of banks, which is scheduled to expire in October 2012.  This credit facility has made available funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional real estate management programs, (iii) development and redevelopment costs, and (iv) any short-term working capital requirements, including managing the Company’s debt maturities.  Interest on borrowings under the U.S. Credit Facility accrues at LIBOR plus 0.425% and fluctuates in accordance with changes in the Company’s senior debt ratings.  As part of this U.S. Credit Facility, the Company has a competitive bid option whereby the Company may auction up to $750.0 million of its requested borrowings to the bank group.  This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread.  A facility fee of 0.15% per annum is payable quarterly in arrears.  As part of the U.S. Credit Facility, the Company has a $200.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Pounds Sterling, Japanese Yen or Euros.  As of March 31, 2011, there was approximately $189.0 million outstanding balance under this credit facility and approximately $23.7 million appropriated for letters of credit.

Pursuant to the terms of the U.S. Credit Facility, the Company, among other things, is subject to maintenance of various covenants.  The Company is currently not in violation of these covenants.  The financial covenants for the U.S. Credit Facility are as follows:

Covenant	Must Be	As of 3/31/11
Total Indebtedness to Gross Asset Value(“GAV”)	<60%	43%
Total Priority Indebtedness to GAV	<35%	11%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	3.07x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	2.27x
Limitation of Investments, Loans and Advances	<30% of GAV	19% of GAV

For a full description of the US Credit Facility’s covenants refer to the Credit Agreement dated as of October 25, 2007 filed in the Company’s Current Report on Form 8-K dated October 25, 2007.

The Company also has a Canadian denominated (“CAD”) $250.0 million unsecured credit facility with a group of banks.  This facility bears interest at the CDOR Rate, as defined, plus 0.425%, subject to change in accordance with the Company’s senior debt ratings and is scheduled to expire in March 2012.  A facility fee of 0.15% per annum is payable quarterly in arrears.  This facility also permits U.S. dollar denominated borrowings.  Proceeds from this facility are used for general corporate purposes, including the funding of Canadian denominated investments.  As of March 31, 2011, there was no outstanding balance under this credit facility.  There is approximately CAD $1.4 million (approximately USD $1.5 million) appropriated for letters of credit at March 31, 2011.  The Canadian facility covenants are the same as the U.S. Credit Facility covenants described above.

During March 2008, the Company obtained a MXP 1.0 billion term loan, which bears interest at a fixed rate of 8.58%, subject to change in accordance with the Company’s senior debt ratings and is scheduled to mature in March 2013.  The Company utilized proceeds from this term loan to fully repay the outstanding balance of its MXP 500.0 million unsecured revolving credit facility, which was terminated by the Company. Remaining proceeds from this term loan were used for funding MXP denominated investments.  As of March 31, 2010, the outstanding balance on this term loan was MXP 1.0 billion (approximately USD $83.6 million).  The Mexican term loan covenants are the same as the U.S. and Canadian Credit Facilities covenants described above.

The Company has a Medium Term Notes (“MTN”) program pursuant to which it may, from time-to-time, offer for sale its senior unsecured debt for any general corporate purposes, including (i) funding specific liquidity requirements in its business, including property acquisitions, development and redevelopment costs and (ii) managing the Company’s debt maturities.

The Company’s supplemental indenture governing its MTN program and senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 3/31/11
Consolidated Indebtedness to Total Assets	<60%	39%
Consolidated Secured Indebtedness to Total Assets	<40%	9%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	3.3x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	2.8x

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

The Company expects to repurchase shares of its common stock, from time to time, in amounts that would offset new issuances of shares in connection with the exercise of stock options or the issuance of restricted stock awards. These repurchases may occur in open market purchases, privately negotiated transactions or otherwise, subject to prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects.  As of March 31, 2011, the Company had over 430 unencumbered property interests in its portfolio.

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as they monitor sources of capital and evaluate the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for the three months ended March 31, 2011 and 2010 were $89.5 million and $76.7 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly.  Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.  The Company’s Board of Directors declared a quarterly cash dividend of $0.18 per common share which was paid on April 15, 2011 to shareholders of record on April 5, 2011.  On May 4, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per common share payable to shareholders of record on July 6, 2011.  This dividend will be paid on July 15, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk and fluctuations in foreign currency exchange rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of March 31, 2011, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instruments’ actual cash flows are denominated in U.S. dollars, Canadian dollars (CAD), Chilean pesos (CLP) and Mexican pesos (MXP) as indicated by geographic description ($ in USD equivalent in millions).

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
U.S. Dollar Denominated

Secured Debt
Fixed Rate	$8.3	$124.5	$79.2	$198.2	$61.4	$471.5	$943.1	$999.7
Average Interest Rate	6.56%	6.24%	6.18%	6.44%	6.03%	6.84%	6.57%
Variable Rate	$13.3	$88.5	$2.9	$20.9	$6.0	$-	$131.6	$138.8
Average Interest Rate	4.50%	3.61%	5.00%	2.15%	0.24%	0.00%	3.35%

Unsecured Debt
Fixed Rate	$88.0	$215.9	$275.7	$295.1	$350.0	$1,190.9	$2,415.6	$2,594.4
Average Interest Rate	4.82%	6.00%	5.41%	5.21%	5.29%	5.66%	5.53%
Variable Rate	$2.6	$198.6	$-	$-	$-	$-	$201.2	$198.6
Average Interest Rate	5.25%	0.90%	0.00%	0.00%	0.00%	0.00%	0.96%

Canadian Dollar Denominated

Unsecured Debt
Fixed Rate	$-	$-	$206.2	$-	$-	$154.7	$360.9	$383.0
Average Interest Rate	0.00%	0.00%	5.18%	0.00%	0.00%	5.99%	5.53%

Chilean Pesos Denominated

Secured Debt
Variable Rate	$-	$-	$-	$-	$-	$14.1	$14.1	$16.2
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	0.00%	5.79%	5.79%

Mexican Pesos Denominated

Unsecured Debt
Fixed Rate	$-	$-	$83.6	$-	$-	$-	$83.6	$85.7
Average Interest Rate	0.00%	0.00%	8.58%	0.00%	0.00%	0.00%	8.58%

Based on the Company’s variable-rate debt balances, interest expense would have increased by approximately $0.9 million for the three months ended March 31, 2011 if short-term interest rates were 1% higher.

The following table presents the Company’s foreign investments as of March 31, 2011.  Investment amounts are shown in their respective local currencies and the U.S. dollar equivalents:

Foreign Investment (in millions)
Country	Local Currency	US Dollars
Mexican real estate investments (MXP)	8,806.2	$739.5
Canadian real estate joint venture and marketable securities investments (CAD)	377.7	$389.4
Australian marketable securities investments (Australian Dollar)	165.0	$169.1
Chilean real estate investments (CLP)	19,873.2	$41.2
Brazilian real estate investments (Brazilian Real)	44.1	$27.1
Peruvian real estate investments (Peruvian Nuevo Sol)	7.0	$2.5

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  As of March 31, 2011, the Company has no other material exposure to market risk.

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

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

KIMCO REALTY CORPORATION

May 6, 2011	/s/ David B. Henry
(Date)	David B. Henry
Chief Executive Officer

May 6, 2011	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer