Form 10-Q
period 2011-06-30
KIMCO REALTY CORP
filed 2011-08-05
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

         N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ☐ No ☒

As of July 26, 2011, the registrant had 406,983,034 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	June 30, 2011	December 31, 2010
Assets:
Operating real estate, net of accumulated depreciation of $1,618,626 and $1,549,380, respectively	$6,730,008	$6,708,373
Investments and advances in real estate joint ventures	1,436,361	1,382,749
Real estate under development	321,574	335,007
Other real estate investments	400,177	418,564
Mortgages and other financing receivables	108,605	108,493
Cash and cash equivalents	144,067	125,154
Marketable securities	44,898	223,991
Accounts and notes receivable	134,986	130,536
Other assets	384,004	401,008
Total assets	$9,704,680	$9,833,875

Liabilities:
Notes payable	$2,899,069	$2,982,421
Mortgages payable	1,041,082	1,046,313
Construction loans payable	40,218	30,253
Dividends payable	88,093	89,037
Other liabilities	429,514	429,505
Total liabilities	4,497,976	4,577,529
Redeemable noncontrolling interests	95,059	95,060

Stockholders' Equity:

Preferred Stock, $1.00 par value, authorized 3,092,000 shares
Class F Preferred Stock, $1.00 par value, authorized 700,000 shares Issued and Outstanding 700,000 shares Aggregate Liquidation Preference $175,000	700	700
Class G Preferred Stock, $1.00 par value, authorized 184,000 shares Issued and Outstanding 184,000 shares Aggregate Liquidation Preference $460,000	184	184
Class H Preferred Stock, $1.00 par value, authorized 70,000 shares Issued and Outstanding 70,000 shares Aggregate Liquidation Preference $175,000	70	70
Common Stock, $.01 par value, authorized 750,000,000 shares Issued and outstanding 406,958,596 and 406,423,514 shares, respectively	4,070	4,064
Paid-In Capital	5,484,402	5,469,841
Cumulative distributions in excess of net income	(624,129)	(515,164)
	4,865,297	4,959,695
Accumulated Other Comprehensive Income	27,989	(23,853)
Total Stockholders' Equity	4,893,286	4,935,842
Noncontrolling Interests	218,359	225,444
Total Equity	5,111,645	5,161,286
Total Liabilities and Equity	$9,704,680	$9,833,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues from rental property	$219,236	$208,322	$441,038	$419,613
Rental property expenses:
Rent	(3,808)	(3,543)	(7,104)	(7,110)
Real estate taxes	(29,145)	(30,265)	(59,625)	(58,764)
Operating and maintenance	(28,279)	(27,514)	(62,260)	(59,082)
Impairment of property carrying values	(598)	(1,900)	(1,076)	(1,900)
Mortgage and other financing income	1,940	2,371	3,769	5,041
Management and other fee income	8,437	11,417	18,100	21,261
Depreciation and amortization	(61,521)	(57,808)	(126,946)	(113,501)
General and administrative expenses	(29,634)	(26,425)	(59,389)	(54,559)
Interest, dividends and other investment income	8,932	5,177	13,797	11,264
Other income/(expense), net	742	(1,109)	437	(1,424)
Interest expense	(55,804)	(58,167)	(111,361)	(113,702)
Income from other real estate investments	447	424	612	1,468
Gain on sale of development properties	-	-	-	1,793
Impairments:
Investments in other real estate investments	-	(2,112)	-	(5,994)
Marketable securities and other investments	-	-	-	(506)
Investments in real estate joint ventures	(3,123)	-	(3,123)	-
Income from continuing operations before income taxes, equity in income/(loss) of joint ventures and equity in income from other real estate investments	27,822	18,868	46,869	43,898
(Provision)/benefit for income taxes, net	(5,588)	101	(9,782)	(1,017)
Equity in income/(loss) of joint ventures, net	17,824	(300)	30,169	14,619
Equity in income of other real estate investments, net	4,831	7,738	10,335	21,826
Income from continuing operations	44,889	26,407	77,591	79,326
Discontinued operations:
(Loss)/income from discontinued operating properties, net of tax	(2,161)	1,103	(290)	3,706
Impairment/loss on operating/development properties held for sale/sold	(5,438)	(2,618)	(8,153)	(3,422)
Gain on disposition of operating properties	4,025	-	4,188	-
(Loss)/income from discontinued operations	(3,574)	(1,515)	(4,255)	284
Loss on transfer of operating properties, net	-	(57)	-	(57)
Gain on sale of operating properties, net	-	2,442	-	2,434
Total net gain on transfer or sale of operating properties	-	2,385	-	2,377
Net income	41,315	27,277	73,336	81,987
Net income attributable to noncontrolling interests	(2,606)	(2,666)	(5,665)	(6,540)
Net income attributable to the Company	38,709	24,611	67,671	75,447
Preferred stock dividends	(14,841)	(11,822)	(29,681)	(23,644)
Net income available to the Company's common shareholders	$23,868	$12,789	$37,990	$51,803
Per common share:
Income from continuing operations:
-Basic	$0.07	$0.04	$0.10	$0.13
-Diluted	$0.07	$0.04	$0.10	$0.13
Net income:
-Basic	$0.06	$0.03	$0.09	$0.13
-Diluted	$0.06	$0.03	$0.09	$0.13
Weighted average shares:
-Basic	406,559	405,705	406,500	405,635
-Diluted	407,562	406,009	407,472	405,871
Amounts available to the Company's common shareholders:
Income from continuing operations, net of tax	$27,483	$14,397	$42,303	$51,627
(Loss)/income from discontinued operations	(3,615)	(1,608)	(4,313)	176
Net income	$23,868	$12,789	$37,990	$51,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$41,315	$27,277	$73,336	$81,987
Other comprehensive income:
Change in unrealized gain/(loss) on marketable securities	1,914	(6,824)	(2,129)	1,841
Change in unrealized gain/(loss) on interest rate swaps	128	(280)	259	(507)
Change in unrealized loss on foreign currency hedge agreement	1,073	-	-	-
Change in foreign currency translation adjustment, net	35,003	34,491	58,032	46,797
Other comprehensive income	38,118	27,387	56,162	48,131

Comprehensive income	79,433	54,664	129,498	130,118

Comprehensive income attributable to noncontrolling interests	(5,354)	(5,678)	(9,985)	(23,258)

Comprehensive income attributable to the Company	$74,079	$48,986	$119,513	$106,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Six Months Ended June 30, 2011 and 2010

(Unaudited)

(in thousands)

	Cumulative distributions in excess of net income	Accumulated Other Comprehensive Income					Paid-in Capital	Total Stockholders' Equity	Noncontrolling Interests	Total Equity	Comprehensive Income
			Preferred Stock		Common Stock
			Issued	Amount	Issued	Amount
Balance, January 1, 2010	$(338,738)	$(96,432)	884	$884	405,533	$4,055	$5,283,204	$4,852,973	$265,005	$5,117,978
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	2,380	2,380
Comprehensive income:
Net income	75,447	-	-	-	-	-	-	75,447	6,540	81,987	$81,987
Other comprehensive income, net of tax:
Change in unrealized gains on marketable securities	-	1,841	-	-	-	-	-	1,841	-	1,841	1,841
Change in unrealized loss on interest rate swaps	-	(507)	-	-	-	-	-	(507)	-	(507)	(507)
Change in foreign currency translation adjustment	-	30,079	-	-	-	-	-	30,079	16,718	46,797	46,797
Comprehensive income:											$130,118
Redeemable noncontrolling interests	-	-	-	-	-	-	-	-	(3,244)	(3,244)
Dividends ($0.32 per common share; $0.8312 per Class F Depositary Share, and $0.9688 per Class G share, respectively)	(153,486)	-	-	-	-	-	-	(153,486)	-	(153,486)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(55,460)	(55,460)
Issuance of common stock	-	-	-	-	353	4	5,265	5,269	-	5,269
Surrender of common stock	-	-	-	-	(66)	(1)	(643)	(644)	-	(644)
Exercise of common stock options	-	-	-	-	13	-	171	171	-	171
Acquisition of noncontrolling interests	-	-	-	-	-	-	(8,028)	(8,028)	(3,762)	(11,790)
Amortization of equity awards	-	-	-	-	-	-	6,522	6,522	-	6,522
Balance, June 30, 2010	$(416,777)	$(65,019)	884	$884	405,833	$4,058	$5,286,491	$4,809,637	$228,177	$5,037,814
Balance, January 1, 2011	$(515,164)	$(23,853)	954	$954	406,424	$4,064	$5,469,841	$4,935,842	$225,444	$5,161,286
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	952	952
Comprehensive income:
Net income	67,671	-	-	-	-	-	-	67,671	5,665	73,336	$73,336
Other comprehensive income, net of tax:
Unrealized loss on marketable securities	-	(2,129)	-	-	-	-	-	(2,129)	-	(2,129)	(2,129)
Change in unrealized gain on interest rate swaps	-	259	-	-	-	-	-	259	-	259	259
Change in foreign currency translation adjustment	-	53,712	-	-	-	-	-	53,712	4,320	58,032	58,032
Comprehensive income											$129,498
Redeemable noncontrolling interests	-	-	-	-	-	-	-	-	(3,161)	(3,161)
Dividends ($0.36 per common share; $0.8312 per Class F Depositary Share, $0.9688 per Class G Depositary Share and $0.8625 per Class H Depositary Share, respectively)	(176,636)	-	-	-	-	-	-	(176,636)	-	(176,636)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(4,272)	(4,272)
Issuance of common stock	-	-	-	-	438	5	4,935	4,940	-	4,940
Surrender of common stock	-	-	-	-	(13)	-	(244)	(244)	-	(244)
Repurchase of common stock	-	-	-	-	(74)	(1)	(1,414)	(1,415)	-	(1,415)
Exercise of common stock options	-	-	-	-	184	2	2,826	2,828	-	2,828
Acquisition of noncontrolling interests	-	-	-	-	-	-	887	887	(10,589)	(9,702)
Amortization of equity awards	-	-	-	-	-	-	7,571	7,571	-	7,571
Balance, June 30, 2011	$(624,129)	$27,989	954	$954	406,959	$4,070	$5,484,402	$4,893,286	$218,359	$5,111,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flow from operating activities:
Net income	$73,336	$81,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,286	123,171
Loss on operating/development properties held for sale/sold/transferred	-	65
Impairment charges	12,352	11,791
Gain on sale of development properties	-	(1,793)
Gain on sale of operating properties	(4,188)	(2,442)
Equity in income of joint ventures, net	(30,169)	(14,619)
Equity in income from other real estate investments, net	(10,335)	(21,749)
Distributions from joint ventures and other real estate investments	57,134	64,164
Cash retained from excess tax benefits	(69)	-
Change in accounts and notes receivable	(4,450)	(2,419)
Change in accounts payable and accrued expenses	(5,622)	20,640
Change in other operating assets and liabilities	(440)	(29,062)
Net cash flow provided by operating activities	215,835	229,734
Cash flow from investing activities:
Acquisition of and improvements to operating real estate	(79,401)	(52,292)
Acquisition of and improvements to real estate under development	(16,655)	(27,668)
Proceeds from sale/repayments of marketable securities	178,279	5,723
Investments and advances to real estate joint ventures	(71,219)	(50,394)
Reimbursements of advances to real estate joint ventures	25,480	24,196
Other real estate investments	(3,709)	(4,492)
Reimbursements of advances to other real estate investments	20,586	6,074
Investment in mortgage loans receivable	-	(2,613)
Collection of mortgage loans receivable	3,170	25,746
Other investments	(730)	(962)
Reimbursements of other investments	10,914	94
Proceeds from sale of operating properties	39,523	175,323
Proceeds from sale of development properties	7,373	6,276
Net cash flow provided by investing activities	113,611	105,011
Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(20,331)	(46,928)
Principal payments on rental property debt	(11,256)	(12,063)
Principal payments on construction loan financings	(272)	(30,256)
Proceeds from mortgage/construction loan financings	9,023	2,316
Borrowings under revolving unsecured credit facilities	65,419	41,314
Repayment of borrowings under unsecured revolving credit facilities	(166,844)	(10,573)
Proceeds from issuance of unsecured term loan/notes	-	149,720
Repayment of unsecured term loan/notes	-	(196,725)
Financing origination costs	(402)	(1,583)
Redemption of non-controlling interests	(9,702)	(63,664)
Dividends paid	(177,580)	(153,438)
Cash retained from excess tax benefits	69	-
Proceeds from issuance of stock	2,758	360
Repurchase of common stock	(1,415)	-
Net cash flow used for financing activities	(310,533)	(321,520)
Change in cash and cash equivalents	18,913	13,225
Cash and cash equivalents, beginning of period	125,154	122,058
Cash and cash equivalents, end of period	$144,067	$135,283
Interest paid during the period (net of capitalized interest of $5,151, and $8,556, respectively)	$108,049	$118,206
Income taxes paid during the period	$1,456	$1,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

Principles of Consolidation -

The accompanying Condensed Consolidated Financial Statements include the accounts of Kimco Realty Corporation and Subsidiaries, (the “Company”). The Company’s Subsidiaries includes subsidiaries which are wholly-owned, and all entities in which the Company has a controlling financial interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) or meets certain criteria of a sole general partner or managing member in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation.  The information furnished in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company's 2010 Annual Report on Form 10-K for the year ended December 31, 2010 ("10-K"), as certain disclosures in the Quarterly Report on Form 10-Q that would duplicate those included in the 10-K are not included in these Condensed Consolidated Financial Statements.

Subsequent Events -

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements.

Income Taxes -

The Company has made an election to qualify, and believes it is operating so as to qualify, as a Real Estate Investment Trust (a “REIT”) for federal income tax purposes.  Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under Sections 856 through 860 of the Internal Revenue Code, as amended (the “Code”).  However, in connection with the Tax Relief Extension Act of 1999, which became effective January 1, 2001, the Company is permitted to participate in certain activities from which it was previously precluded and maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries under the Code.  As such, the Company will be subject to federal and state income taxes on the income from these activities.  The Company is also subject to income taxes on certain non-U.S. investments in jurisdictions outside the U.S.

Earnings Per Share -

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Computation of Basic Earnings Per Share:

Income from continuing operations	$44,889	$26,407	$77,591	$79,326
Total net gain on transfer or sale of operating properties	-	2,385	-	2,377
Net income attributable to noncontrolling interests	(2,606)	(2,666)	(5,665)	(6,540)
Discontinued operations attributable to noncontrolling interests	41	93	58	108
Preferred stock dividends	(14,841)	(11,822)	(29,681)	(23,644)

Income from continuing operations available to the common shareholders	27,483	14,397	42,303	51,627
Earnings attributable to unvested restricted shares	(166)	(103)	(331)	(207)
Income from continuing operations attributable to common shareholders	27,317	14,294	41,972	51,420
Income from discontinued operations attributable to the Company	(3,615)	(1,608)	(4,313)	176
Net income attributable to the Company’s common shareholders	$23,702	$12,686	$37,659	$51,596

Weighted average common shares outstanding	406,559	405,705	406,500	405,635

Basic Earning Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.07	$0.04	$0.10	$0.13
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	-
Net income	$0.06	$0.03	$0.09	$0.13

Computation of Diluted Earnings Per Share:
Income from continuing operations attributable to common shareholders for diluted earnings per share	$27,317	$14,294	$41,972	$51,420
Income from discontinued operations attributable to the Company	(3,615)	(1,608)	(4,313)	176
Net income attributable to the Company’s common shareholders for diluted earnings per share	$23,702	$12,686	$37,659	$51,596

Weighted average common shares outstanding – basic	406,559	405,705	406,500	405,635
Effect of dilutive securities (a): Equity awards	1,003	304	972	236
Shares for diluted earnings per common share	407,562	406,009	407,472	405,871

Diluted Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.07	$0.04	$0.10	$0.13
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	-
Net income	$0.06	$0.03	$0.09	$0.13

(a)

For the three and six months ended June 30, 2011 and 2010, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

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

There were approximately 13,663,959 and 15,888,776 stock options that were not dilutive at June 30, 2011 and 2010, respectively.

New Accounting Pronouncements -

In May 2011, the FASB issued ASU 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 is intended to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments are of two types: (i) those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The update is effective for annual periods beginning after December 15, 201l. The Company does not believe the adoption of this update will have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, or ASU 2011-05. The amendments in this ASU require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of ASU 2011-05 to have a material effect on the Company’s financial position or results of operations.

Reclassifications –

The Company made the following reclassifications to the Company’s 2010 Consolidated Statements of Income to conform to the 2011 presentation: (i) a reclassification of the income from the Company’s investment in the Albertson’s joint venture from equity in income/(loss) of joint ventures, net to equity in income of other real estate investments, net, (ii) a reclassification of equity investments from income from other real estate investments to equity in income from other real estate investments, net, and (iii) a reclassification of foreign taxes from other income/(expense), net to the provision for income taxes, net.

2. Operating Property Activities

Acquisitions -

During the six months ended June 30, 2011, the Company acquired five operating properties, in separate transactions as follows (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt Assumed	Total	GLA*
Columbia Crossing	Columbia, MD	Jan-11	$4,100	$-	$4,100	31
Turnpike Plaza	Huntington Station, NY	Feb-11	7,920	-	7,920	53
Center Court	Pikesville, MD	Mar-11	9,955	15,445	25,400	106
Flowery Branch	Flowery Branch, GA	April-11	4,427	9,273	13,700	93
Garden State Pavilions	Cherry Hill, NJ	June-11	18,250	-	18,250	257
		Total	$44,652	$24,718	$69,370	540

* Gross leasable area ("GLA")

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

The aggregate purchase price of the properties acquired during the six months ended June 30, 2011 has been allocated as follows (in thousands):

Land	$22,240
Buildings	30,011
Above Market Rents	2,513
Below Market Rents	(3,315)
In-Place Leases	3,407
Building Improvements	14,252
Tenant Improvements	2,154
Mortgage Fair Value Adjustment	(1,892)
$69,370

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

Dispositions –

During the six months ended June 30, 2011, the Company disposed of nine operating properties and one development property, in separate transactions, for an aggregate sales price of approximately $48.1 million. These transactions, which are included in Discontinued Operations, resulted in an aggregate gain of approximately $4.2 million and impairment charges of approximately $8.2 million. Additionally, the Company disposed of a portion of an operating property for approximately $1.8 million. This transaction resulted in an impairment of approximately $0.6 million which is included in Impairment of property carrying values, on the Company’s Condensed Consolidated Statements of Income.

Impairment of Property Carrying Value -

During the six months ended June 30, 2011, the Company recognized an impairment charge of approximately $0.5 million relating to its investment in an operating property.  The aggregate book value of this property was approximately $3.0 million. The estimated fair value of the property is based upon a purchase price offer of approximately $2.5 million.

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

The components of income and expense relating to discontinued operations for the three and six months ended June 30, 2011 and 2010 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2011 and 2010 and the operations for the applicable period for those assets classified as held-for-sale as of June 30, 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Discontinued operations:
Revenues from rental property	$(1,308)	$9,055	$2,028	$25,071
Rental property expenses	(647)	(3,589)	(1,616)	(8,015)
Depreciation and amortization	(431)	(3,772)	(1,340)	(9,670)
Interest expense	(3)	(1,831)	(7)	(5,034)
Income from other real estate investments	240	2,173	515	2,095
Other income/(expense), net	46	(553)	188	(619)
(Loss)/income from discontinued operating properties, before income taxes	(2,103)	1,483	(232)	3,828
Loss on operating properties sold	-	(27)	-	(31)
Impairment of property carrying value	(5,438)	(2,591)	(8,153)	(3,391)
Gain on disposition of operating properties	4,025	-	4,188	-
Provision for income taxes, net	(58)	(380)	(58)	(122)
(Loss)/income from discontinued operating properties	(3,574)	(1,515)	(4,255)	284
Net income attributable to noncontrolling interests	(41)	(93)	(58)	(108)
(Loss)/income from discontinued operations attributable to the Company	$(3,615)	$(1,608)	$(4,313)	$176

During 2011, the Company classified as held-for-sale three operating properties comprising approximately 0.1 million square feet of GLA.  The book value of each of these properties aggregated approximately $2.6 million, net of accumulated depreciation of $2.4 million. The individual book value of the three properties did not exceed each of their estimated fair values less costs to sell. The Company’s determination of the fair value of the three properties, aggregating approximately $7.2 million, was based upon executed contracts of sale with third parties.  During 2011, the Company reclassified one property previously classified as held-for-sale into held-for-use.

4. Ground-Up Development

The Company is engaged in ground-up development projects which will be held as long-term investments by the Company.  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of June 30, 2011, the Company had in progress a total of four ground-up development projects, consisting of (i) two ground-up development projects located in the U.S., (ii) one ground-up development projects located in Mexico and (iii) one ground-up development project located in Chile.

5. Investments and Advances in Real Estate Joint Ventures

The Company and its subsidiaries have investments in and advances to various real estate joint ventures.  These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting.  The table below presents joint venture investments for which the Company held an ownership interest at June 30, 2011 and December 31, 2010 and the Company’s share of income/(loss) for the six months ended June 30, 2011 and 2010 (in millions, except number of properties):

As of and for the six months ended June 30, 2011
Venture	Average Ownership Interest	Number of Properties	Total GLA	Gross Investment In Real Estate	The Company's Investment	The Company's Share of Income/(Loss)
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2) *	15.00%	63	10.9	$ 2,789.3	$ 152.5	$ (1.7)
Kimco Income Opportunity Portfolio (“KIR”) (2)	45.00%	59	12.6	1,551.8	160.6	10.6
UBS Programs (2) *	17.90%	43	6.3	1,367.7	68.2	1.0
BIG Shopping Centers (2) (5) *	37.70%	23	3.8	555.5	44.3	(1.5)
The Canada Pension Plan Investment Board (“CPP”) (2) (4)	55.00%	6	2.4	429.9	141.6	2.8
Kimco Income Fund (2)	15.20%	12	1.5	281.7	12.2	0.6
SEB Immobilien (2)	15.00%	11	1.5	299.9	1.0	0.1
Other Institutional Programs (2)	Various	68	4.9	842.0	33.7	0.7
RioCan	50.00%	45	9.3	1,422.5	62.6	9.5
Intown (3)		138	N/A	824.3	95.5	(2.1)
Latin America	Various	129	17.2	1,256.7	360.3	5.7
Other Joint Venture Programs (6)	Various	93	13.3	2,070.0	303.9	4.5
Total		690	83.7	$ 13,691.3	$ 1,436.4	$ 30.2

As of December 31, 2010						For the six months ended June 30, 2010
Venture	Average Ownership Interest	Number of Properties	Total GLA	Gross Investment In Real Estate	The Company's Investment	The Company's Share of Income/(Loss)
KimPru and KimPru II (1) (2) *	15.00%	65	11.3	$ 2,915.1	$ 145.3	$(15.7)
KIR (2)	45.00%	59	12.6	1,546.6	156.1	7.5
UBS Programs (2) *	17.90%	43	6.3	1,366.6	68.3	0.4
BIG Shopping Centers (2) *	36.50%	22	3.5	507.2	42.4	0.2
CPP (2)	55.00%	5	2.1	378.1	115.1	1.3
Kimco Income Fund (2)	15.20%	12	1.5	281.7	12.4	0.4
SEB Immobilien (2)	15.00%	11	1.5	300.1	3.4	0.7
Other Institutional Programs (2)	Various	68	4.9	838.1	35.1	0.3
RioCan	50.00%	45	9.3	1,380.7	61.5	9.1
Intown (3)		138	N/A	820.1	99.4	(5.4)
Latin America	Various	130	17.3	1,191.1	344.8	9.2
Other Joint Venture Programs	Various	91	13.1	2,029.3	298.9	6.6
Total		689	83.4	$ 13,554.7	$ 1,382.7	$14.6

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

(4)   CPP acquired an unencumbered operating property in Quakertown, PA for a purchase price of approximately $52.0 million, during the six months ended June 30, 2011.

(5)   BIG Shopping Centers acquired an operating property in Selden, NY for a purchase price of approximately $43.5 million including the assumption of approximately $34.1 million in nonrecourse mortgage debt, during the six months ended June 30, 2011.

(6)  During the six months ended June 30, 2011, the Company amended two of its preferred equity investment agreements to restructure the investments as pari passu joint ventures in which the Company holds noncontrolling interests.  As a result of these transactions, the Company continues to account for its aggregate net investment in these joint ventures under the equity method of accounting and includes these investments in Investments and advances to real estate joint ventures within the Company’s Condensed Consolidated Balance Sheets.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at June 30, 2011 and December 31, 2010 (in millions, except weighted average remaining term):

	As of June 30, 2011			As of December 31, 2010
Venture	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)**	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)**
KimPru and KimPru II	$ 1,209.3	5.59%	57.6	$ 1,388.0	5.56%	59.8
KIR	970.5	6.29%	66.0	954.7	6.54%	53.1
UBS Programs	726.3	5.66%	49.4	733.6	5.70%	54.8
BIG Shopping Centers	444.9	5.52%	83.4	407.2	5.47%	72.5
CPP	167.5	4.47%	33.2	168.7	4.45%	39.3
Kimco Income Fund	166.3	5.45%	38.7	167.8	5.45%	44.7
SEB Immobilien	206.8	5.64%	68.8	193.5	5.67%	71.4
RioCan	990.9	5.84%	46.1	968.5	5.84%	52.0
Intown	624.9	5.18%	45.6	628.0	5.19%	46.8
Other Institutional Programs	550.1	4.94%	50.6	550.8	5.08%	56.6
Other Joint Venture Programs	1,842.1	5.28%	60.1	1,801.8	5.08%	50.5
Total	$ 7,899.6			$ 7,962.6

** Average Remaining term includes extensions

Prudential Investment Program -

During the six months ended June 30, 2011, KimPru recognized an impairment charge of approximately $40.1 million relating to one property which defaulted on its non-recourse mortgage.  This property was unable to generate sufficient cash flows to cover the debt service and negotiations with the lender had not produced a suitable loan modification.  As such, this property was foreclosed on by the third party lender.  The Company had previously taken other-than-temporary impairment charges on its investment in KimPru and had allocated these impairment charges to the underlying assets of the KimPru joint ventures including a portion to this operating property.  As such, the Company’s share of the $40.1 million impairment loss was approximately $4.5 million which is included in Equity in income/(loss) of joint ventures, net on the Company’s Condensed Consolidated Statements of Income. Additionally, during the six months ended June 30, 2011, a third party mortgage lender foreclosed on an operating property for which KimPru had previously taken an impairment charge on during 2010.  As a result of these foreclosures, KimPru recognized a gain on early extinguishment of debt of approximately $30.1 million.  The Company’s share of this gain was approximately $4.5 million, before income taxes, which is included in Equity in income/(loss) of joint ventures, net on the Company’s Condensed Consolidated Statements of Income.

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

During the six months ended June 30, 2011, KimPru II recognized an impairment charge of approximately $7.3 million related to a property which defaulted on its non-recourse mortgage.  This property was unable to generate sufficient cash flows to cover the debt service due to tenant vacancies.  Negotiations with the lender had not produced a suitable loan modification and as such, the property was foreclosed on by the third party lender.  The Company had previously taken other-than-temporary impairment charges on its investment in KimPru II and had allocated these impairment charges to the underlying assets of the KimPru II joint ventures including a portion to this operating property.  As such, the Company’s share of the $7.3 million impairment loss was approximately $1.0 million which is included in Equity in income/(loss) of joint ventures, net on the Company’s Condensed Consolidated Statements of Income.

Other Joint Venture Programs –

During the six months ended June 30, 2011, the Company entered into negotiations with its partners to exit its investment in a redevelopment property in Harlem, NY.  As a result, the Company recognized a full impairment charge of approximately $3.1 million against its investment.

6. Other Real Estate Investments

Preferred Equity Capital -

The Company previously provided capital to owners and developers of real estate properties through its Preferred Equity program. As of June 30, 2011, the Company’s net investment under the Preferred Equity program was approximately $369.9 million relating to 558 properties, including 398 net leased properties.  During the six months ended June 30, 2011, the Company earned approximately $9.1 million from its preferred equity investments, including $0.9 million in profit participation earned from four capital transactions.  During the six months ended June 30, 2010, the Company earned approximately $14.8 million from its preferred equity investments, including $0.4 million in profit participation earned from three capital transactions.

7. Variable Interest Entities

Consolidated Operating Properties

Included within the Company’s consolidated operating properties at June 30, 2011 are four consolidated entities that are VIEs and for which the Company is the primary beneficiary.   All of these entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the voting rights of the equity investors is not proportional to their obligation to absorb expected losses or receive the expected residual returns of the entity and substantially all of the entity's activities are conducted on behalf of the investor which has disproportionately fewer voting rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

At June 30, 2011, total assets of these VIEs were approximately $109.7 million and total liabilities were approximately $7.7 million.  The classification of these assets is primarily within real estate and the classification of liabilities are primarily within accounts payable and accrued expenses, which is included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

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

Consolidated Ground-Up Development Projects

Included within the Company’s ground-up development projects at June 30, 2011 are three consolidated entities that are VIEs, which the Company is the primary beneficiary. These entities were established to develop real estate property to hold as long-term investments.  The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

At June 30, 2011, total assets of these ground-up development VIEs were approximately $214.2 million and total liabilities were approximately $2.2 million. The classification of these assets is primarily within real estate under development and the classification of liabilities are primarily within accounts payable and accrued expenses, which is included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

Substantially all of the projected development costs to be funded for these ground-up development VIEs, aggregating approximately $5.8 million, will be funded with capital contributions from the Company and by the outside partners, when contractually obligated. The Company has not provided financial support to the VIE that it was not previously contractually required to provide.

Unconsolidated Ground-Up Development

Also included within the Company’s ground-up development projects at June 30, 2011, is an unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support.  The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of this VIE based on the fact that Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest in this VIE.

The Company’s aggregate investment in this VIE was approximately $33.4 million as of June 30, 2011, which is included in Real estate under development in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $51.9 million, which primarily represents the Company’s current investment and estimated future funding commitments of approximately $18.5 million.  The Company has not provided financial support to this VIE that it was not previously contractually required to provide.  All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

Unconsolidated Redevelopment Investment

As of June 30, 2011, the Company has a redevelopment project through an unconsolidated joint venture, that is a VIE for which the Company is not the primary beneficiary. This joint venture was primarily established to own and operate real estate property. The entity was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its redevelopment activities without additional financial support from its partners. As a result the partners are required to fund the entity’s redevelopment costs throughout the redevelopment period.  The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest in this VIE.

During the six months ended June 30, 2011, the Company recorded a full impairment against its investment in this joint venture due to the Company’s anticipated exit from the partnership.  This entity is encumbered by third party debt of approximately $24.8 million, for which the Company has provided an interest only guarantee that is fully back-stopped by the outside partners.  The Company has not provided financial support to this VIE that it was not previously contractually required to provide.  All future costs of re-development will be funded with capital contributions by the outside partners.

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

The Company’s aggregate investment in these preferred equity VIEs was approximately $6.6 million as of June 30, 2011, which is included in Other real estate investments in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be $9.1 million, which primarily represents the Company’s current investment and estimated future funding commitments.  The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.  All future costs of development will be funded with capital contributions from the Company and the outside partners in accordance with their respective ownership percentages.

8. Marketable Securities and Other Investments

At June 30, 2011, the Company’s investment in marketable securities was approximately $44.9 million which includes an aggregate unrealized gain of approximately $18.1 million relating to marketable equity security investments.

During the six months ended June 30, 2011, the Company received a principal payment of approximately $7.0 million Australian dollars (“AUD”) (approximately USD $6.9 million) relating to the convertible notes issued by a subsidiary of Valad Property Group (“Valad”).  Also during the six months ended June 30, 2011, the Company sold its remaining Valad convertible notes for a sales price of approximately AUD $165.0 million, plus unpaid accrued interest.  In connection with the anticipation of this sale, the Company entered into a foreign currency forward contract to mitigate the foreign exchange risk resulting from fluctuations in currency exchange rates (see Note 13).  The Company recorded an adjustment to the carrying value of the Valad notes of approximately USD $0.9 million based upon the agreed sales price.  This adjustment is recorded in Other expense/(income), net on the Company’s Condensed Consolidated Statements of Income.

9. Mortgages Payable

During the six months ended June 30, 2011, the Company assumed approximately $26.6 million of individual non-recourse mortgage debt relating to the acquisition of two operating properties, including an increase of approximately $1.9 million associated with fair value debt adjustments.

Mortgages payable, collateralized by certain shopping center properties and related tenants' leases, are generally due in monthly installments of principal and/or interest, which mature at various dates through 2031. Interest rates range from LIBOR (approximately 0.19% as of June 30, 2011) to 9.75% (weighted-average interest rate of 6.21% as of June 30, 2011).  The scheduled principal payments (excluding any extension options available to the Company) of all mortgages payable, excluding unamortized fair value debt adjustments of approximately $3.4 million, as of June 30, 2011, were approximately as follows (in millions): 2011, $12.9; 2012, $218.1; 2013, $102.0; 2014, $225.1; 2015, $60.9; and thereafter, $418.7.

10. Construction Loans

As of June 30, 2011, the Company had three construction loans with total loan commitments aggregating approximately $82.5 million, of which approximately $40.2 million has been funded. These loans are scheduled to mature in 2012 and 2035 and bear interest at rates of LIBOR plus 1.90% (2.09% at June 30, 2011) to 5.80%.  These construction loans are collateralized by the respective projects and associated tenants’ leases.

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

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the six months ended June 30, 2011 and June 30, 2010 (amounts in thousands):

	2011	2010
Balance at January 1,	$95,060	$100,304
Unit redemptions	-	(1,300)
Fair market value amortization	15	(12)
Other	(16)	(47)
Balance at June 30,	$95,059	$98,945

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

	June 30, 2011		December 31, 2010
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Marketable Securities	$44,898	$45,704	$223,991	$224,451

Notes Payable	$2,899,069	$3,113,509	$2,982,421	$3,162,183

Mortgages Payable	$1,041,082	$1,125,140	$1,046,313	$1,120,797

Construction Loans Payable	$40,218	$43,756	$30,253	$32,192
Mandatorily Redeemable Noncontrolling Interests (termination dates ranging from 2019 – 2027)	$2,581	$5,044	$2,697	$5,462

The Company has certain financial instruments that must be measured under the FASB’s Fair Value Measurements and Disclosures guidance, including available for sale securities and derivatives. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

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

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of  June 30, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at June 30, 2011	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$35,616	$35,616	$-	$-
Liabilities:
Interest rate swaps	$411	$-	$411	$-

	Balance at December 31, 2010	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$31,016	$31,016	$-	$-
Convertible notes	$172,075	$-	$172,075	$-
Conversion option	$10,205	$-	$10,205	$-
Liabilities:
Interest rate swaps	$506	$-	$506	$-

Assets measured at fair value on a non-recurring basis at June 30, 2011 and December 31, 2010 are as follows (in thousands):

	Balance at June 30, 2011	Level 1	Level 2	Level 3
Assets:
Real estate	$2,514	$-	$-	$2,514

	Balance at December 31, 2010	Level 1	Level 2	Level 3
Assets:
Real Estate	$16,414	$-	$-	$16,414
Real estate under development/redevelopment	$22,626	$-	$-	$22,626
Other real estate investments	$3,921	$-	$-	$3,921
Mortgage and other financing receivables	$1,405	$-	$-	$1,405

During the six months ended June 30, 2011, the Company recognized impairment charges of approximately $12.4 million relating to adjustments to property carrying values and investment in real estate joint ventures. The Company’s estimated fair values relating to these impairment assessments were primarily based upon estimated sales prices. Based on these inputs the Company determined that its valuation in these investments was classified within Level 3 of the fair value hierarchy.

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

Cash Flow Hedges of Foreign Currency Risk -

During the six months ended June 30, 2011, the Company entered into a foreign currency forward contract to sell AUD $165.0 million and buy USD $169.1 million.  The Company is a USD functional currency entity and had agreed to sell its AUD-denominated Valad convertible notes. Because of the fluctuations in the AUD-USD exchange rate, the Company was exposed to foreign exchange gains and losses, specifically the risk of incurring a lower USD cash equivalent amount of the anticipated AUD proceeds collected in the future. The Company’s objective and strategy was to mitigate this risk and the associated foreign exchange gains and losses, and lock-in the future exchange rate when AUD proceeds were converted to USD. The Company designated the AUD-USD foreign exchange risk as the risk being hedged.

The effective portion of the changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the six months ended June 30, 2011, the Company had no hedge ineffectiveness.

During April 2011, the Company received AUD $170.2 million (approximately USD $174.7 million) from the sale of the Valad convertible notes representing the principal and unpaid interest and settled its foreign currency forward contract.    Upon settling the foreign currency forward contract, the Company recorded a reclass of $10.0 million from Accumulated other comprehensive income to Other income/(expense), net, which was fully offset by a foreign currency gain on sale of the Valad notes.  As a result there was no net gain or loss recognized.

Cash Flow Hedges of Interest Rate Risk -

 The Company, from time to time, hedges the future cash flows of its floating-rate debt instruments to reduce exposure to interest rate risk principally through interest rate swaps and interest rate caps with major financial institutions. The effective portion of the changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the six months ended June 30, 2011 and 2010, the Company had no hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to cash flow hedges of interest rate risk will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the remainder of 2011, the Company estimates that an additional $0.2 million will be reclassified as an increase to interest expense.

As of June 30, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of foreign currency and interest rate risk, respectively:

Derivatives Designated As Hedging Instruments	Number of Instruments	Notional (in millions)
Interest Rate Caps	2	$ 81.3
Interest Rate Swaps	1	$ 20.7

The fair value of these derivative financial instruments classified as liability derivatives was $0.4 million and $0.5 million as of June 30, 2011 and December 31, 2010, respectively.

14. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the six months ended June 30, 2011 and 2010 (in thousands):

	2011	2010
Acquisition of real estate interests by assumption of mortgage debt	$24,718	$13,170

Issuance of common stock	$4,940	$5,070

Surrender of common stock	$(244)	$(643)

Consolidation of Joint Ventures:
Increase in real estate and other assets	$-	$97,643
Increase in mortgage payables	$-	$83,212

Declaration of dividends paid in succeeding period	$88,093	$76,775

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

The Company recognized expense associated with its equity awards of approximately $9.6 million and $7.8 million for the six months ended June 30, 2011 and 2010, respectively.  As of June 30, 2011, the Company had approximately $29.4 million of total unrecognized compensation cost related to unvested stock compensation granted under the Company’s Plan.  That cost is expected to be recognized over a weighted average period of approximately 2.0 years.

The Company, from time to time, repurchases shares of its common stock in amounts that offset new issuances of common shares in connection with the exercise of stock options or the issuance of restricted stock awards. These repurchases may occur in open market purchases, privately negotiated transactions or otherwise, subject to prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.  As of June 30, 2011, the Company repurchased approximately $1.4 million or 73,933 shares.

16. Taxable REIT Subsidiaries (“TRS”)

The Company is subject to federal, state and local income taxes on the income from its TRS activities, which include Kimco Realty Services ("KRS"), a wholly owned subsidiary of the Company, the consolidated entities of FNC Realty Corporation (“FNC”) and Blue Ridge Real Estate Company/Big Boulder Corporation.  The Company is also subject to local taxes on certain Non-U.S. investments.

Income taxes have been provided for on the asset and liability method as required by the FASB’s Income Taxes guidance.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of the taxable assets and liabilities.

The Company’s deferred tax assets and liabilities, which are included in the caption Other assets and Other liabilities on the accompanying Condensed Consolidated Balance Sheets, at June 30, 2011 and December 31, 2010, were as follows (in thousands):

	June 30, 2011	December 31, 2010
Deferred tax assets:
Tax/GAAP basis differences	$81,672	$80,539
Operating losses	42,912	43,700
Related party deferred loss	7,276	7,275
Tax credit carryforwards	4,016	5,240
Non-U.S. tax/GAAP basis differences	24,101	25,375
Valuation allowance	(33,783)	(33,783)
Total deferred tax assets	126,194	128,346
Deferred tax liabilities-U.S.	(10,790)	(10,108)
Deferred tax liabilities-Non-U.S.	(18,632)	(15,619)

Net deferred tax assets	$96,772	$102,619

As of June 30, 2011, the Company had net deferred tax assets of approximately $96.8 million. This net deferred tax asset includes approximately $9.1 million for the tax effect of net operating losses, (“NOL”) after the impact of a valuation allowance of $33.8 million, primarily relating to FNC. The partial valuation allowance on the FNC deferred tax asset reduces the deferred tax asset related to NOLs to the amount that is more likely than not realizable.  The Company based the valuation allowance related to FNC on projected taxable income and the expected utilization of remaining net operating loss carryforwards.  Additionally, FNC has approximately $3.0 million of deferred tax assets relating to differences in GAAP book basis and tax basis of accounting.  The Company has foreign net deferred tax assets of $5.5 million, relating to its operations in Canada and Mexico due to differences in GAAP book basis and the basis of accounting applicable to the jurisdictions in which the Company is subject to tax.   The Company’s remaining net deferred tax asset of approximately $79.2 million primarily relates to KRS and consists of (i) $10.8 million in deferred tax liabilities, (ii) $7.3 million related to partially deferred losses, (iii) $4.0 million in tax credit carryforwards, $2.9 million of which expire from 2027 through 2030 and $1.1 million that do not expire, and (iv) $78.7 million primarily relating to differences in GAAP book basis and tax basis of accounting for (i) real estate assets, (ii) real estate joint ventures, (iii) other real estate investments, (iv) asset impairments charges that have been recorded for book purposes but not yet recognized for tax purposes and (v) other miscellaneous deductible temporary differences.

As of June 30, 2011, the Company determined that no valuation allowance was needed against the $79.2 million net deferred tax asset within KRS. This determination was based upon the Company’s analysis of both positive evidence, which includes future projected income for KRS and negative evidence, which consists of a three year cumulative pre-tax book loss for KRS. The cumulative loss was primarily the result of significant impairment charges taken by KRS during 2010 and 2009.   As a result of this analysis the Company has determined it is more likely than not that KRS’s net deferred tax asset of $79.2 million will be realized and therefore, no valuation allowance is needed at June 30, 2011. If future income projections do not occur as forecasted or the Company incurs additional impairment losses within KRS, the Company will reevaluate the need for a valuation allowance.

17. Pro Forma Financial Information

As discussed in Note 2, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the six months ended June 30, 2011.  The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Income for the six months ended June 30, 2011 and 2010, adjusted to give effect to these transactions at the beginning of 2010.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations.  (Amounts presented in millions, except per share figures.)

	Six Months ended June 30,
	2011	2010

Revenues from rental property	$443.0	$423.0
Net income	$78.4	$79.3
Net income available to the Company’s common shareholders	$43.0	$49.1

Net income available to the Company’s common shareholders per common share:
Basic	$0.11	$0.12
Diluted	$0.11	$0.12

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

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers.  As of June 30, 2011, the Company had interests in 946 shopping center properties (the “Combined Shopping Center Portfolio”) aggregating 137.8 million square feet of gross leasable area (“GLA”) and 892 other property interests, primarily through the Company’s preferred equity investments, other real estate investments and non-retail properties, totaling approximately 33.7 million square feet of GLA, for a grand total of 1,838 properties aggregating 171.5 million square feet of GLA, located in 44 states, Puerto Rico, Canada, Mexico, Chile, Brazil and Peru.

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

Results of Operations

Comparison of the three months ended June 30, 2011 to 2010

	Three Months Ended
	June 30,		Increase/
	2011	2010	(Decrease)	% change
	(amounts in millions)

Revenues from rental property (1)	$219.2	$208.3	$10.9	5.2%

Rental property expenses: (2)
Rent	$3.8	$3.5	$0.3	8.6%
Real estate taxes	29.1	30.3	(1.2)	(4.0)%
Operating and maintenance	28.3	27.5	0.8	2.9%
	$61.2	$61.3	$(0.1)	(0.2)%

Depreciation and amortization (3)	$61.5	$57.8	$3.7	6.4%

Comparison of the six months ended June 30, 2011 to 2010

	Six Months Ended
	June 30,		Increase/
	2011	2010	(Decrease)	% change
	(amounts in millions)

Revenues from rental property (1)	$441.0	$419.6	$21.4	5.1%

Rental property expenses: (2)
Rent	$7.1	$7.1	$-	-
Real estate taxes	59.6	58.8	0.8	1.4%
Operating and maintenance	62.3	59.1	3.2	5.4%
	$129.0	$125.0	$4.0	3.2%

Depreciation and amortization (3)	$126.9	$113.5	$13.4	11.8%

(1)  Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2011 and 2010, providing incremental revenues for the three and six months ended June 30, 2011 of $4.7 million and $8.2 million, respectively, as compared to the corresponding periods in 2010 and (ii) an overall increase in the consolidated shopping center portfolio occupancy to 92.0% at June 30, 2011, as compared to 91.7% at June 30, 2010 and the completion of certain development and redevelopment projects and tenant buyouts providing incremental revenues of approximately $6.4 million and $14.5 million for the three and six months ended June 30, 2011, respectively, as compared to the corresponding periods in 2010, which was partially offset by (iii) a decrease in revenues of approximately $0.2 million and $1.3 million for the three and six months ended June 30, 2011, respectively, as compared to the corresponding periods in 2010, primarily resulting from the partial sale of certain properties during 2011 and 2010.

(2)  Rental property expenses increased for the six months ended June 30, 2011, as compared to the corresponding period in 2010, primarily due to (i) the placement of certain development properties into service, which resulted in lower capitalization of carry costs, (ii) increased snow removal costs and (iii) operating property acquisitions during 2011 and 2010.

(3)  Depreciation and amortization increased for the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010, primarily due to (i) operating property acquisitions during 2011 and 2010, (ii) the placement of certain development properties into service and (iii) tenant vacancies, partially offset by operating property dispositions during 2011 and 2010.

Mortgage and other financing income decreased approximately $1.3 million for the six months ended June 30, 2011, as compared to the corresponding period in 2010.  This decrease is primarily due to a decrease in interest income as a result of repayments during 2011 and 2010.

Management and other fee income decreased approximately $3.0 million and $3.2 million for the three and six months ended June 30, 2011, respectively, as compared to the corresponding periods in 2010.  These decreases are primarily due to a decrease in transaction related fees of approximately $2.7 million and $2.2 million, recognized during the three and six months ended June 30, 2011, respectively, as compared to 2010, and a decrease in property management fees of approximately $0.3 million and $1.0 million recognized during the three and six months ended 2011, respectively, as compared to 2010.

General and administrative expense increased approximately $3.2 million and $4.8 million for the three and six months ended June 30, 2011, respectively, as compared to the corresponding periods in 2010. These increases are primarily due to an increase in equity awards expense related to grants issued during 2011 and 2010 and an increase in personnel related costs during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010.

Interest, dividends and other investment income increased approximately $3.8 million and $2.5 million for the three and six months ended June 30, 2011, respectively, as compared to the corresponding periods in 2010.  These increases are primarily due to an increase in other investment income during 2011 relating to the receipt of a cash distribution of approximately $6.9 million in excess of the Company’s carrying value of a cost method investment, partially offset by a decrease in interest income on debt securities of approximately $3.2 million and $4.0 million for the three and six months ended June 30, 2011, respectively, as compared to 2010, primarily relating to the sale of the Valad notes.

Other income/(expense), net changed approximately $1.9 million to $0.7 million of income for the three months ended June 30, 2011, as compared to $1.1 million of expense for the three months ended June 30, 2010. This change is primarily due to a decrease in foreign conversion adjustments of approximately $1.8 million relating to various foreign investments which have US dollar functional currency.  Other income/(expense), net changed $1.9 million to $0.4 million of income for the six months ended June 30, 2011, as compared to $1.4 million of expense for the six months ended June 30, 2010.   This change is primarily due to (i) a decrease in foreign conversion adjustments of approximately $2.7 million relating to various foreign investments which have US dollar functional currency and (ii) a decrease in franchise taxes, partially offset by approximately $2.0 million in lower gains on land sales during 2011, as compared to the corresponding periods in 2010.

Interest expense decreased approximately $2.4 million and $2.3 million for the three and six months ended June 30, 2011, respectively, as compared to the corresponding periods in 2010.  These decreases are primarily due to lower outstanding levels of debt during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010.

During the six months ended June 30, 2011, the Company recognized impairment charges of approximately $12.4 million (approximately $8.2 million of which is included in discontinued operations) relating to adjustments to property carrying values and investments in real estate joint ventures based on their respective estimated sales prices.  Based on these inputs the Company determined that its valuation in these investments was classified within Level 3 of the FASB’s fair value hierarchy.

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

Provision for income taxes increased approximately $5.7 million for the three months ended June 30, 2011, as compared to the corresponding period in 2010.  This increase is primarily due to (i) a tax provision of approximately $2.7 million resulting from the receipt of a cash distribution in excess of the Company’s carrying value of a cost method investment, (ii) a decrease in income tax benefit of approximately $1.7 million related to impairments taken during the three months ended June 30, 2010, as compared to the corresponding period in 2011, (iii) a decrease in tax benefit of approximately $1.7 million as a result of reduced interest expense, (iv) a tax provision of approximately $0.6 million related to a gain on foreign currency, partially offset by (v) an overall decrease in foreign taxes of approximately $1.2 million for the three months ended June 30, 2011, as compared to the corresponding period in 2010.  Provision for income taxes increased approximately $8.8 million for the six months ended June 30, 2011 as compared to the corresponding period in 2010.  This increase is primarily due to (i) a tax provision of approximately $2.7 million resulting from the receipt of a cash distribution in excess of the Company’s carrying value of a cost method investment, (ii) a decrease in income tax benefit of approximately $3.0 million related to impairments taken during the six months ended June 30, 2010, as compared to the corresponding period in 2011, (iii) a decrease in tax benefit of approximately $3.8 million as a result of reduced interest expense, (iv) a tax provision of approximately $0.6 million related to a gain on foreign currency, partially offset by (v) a decrease of approximately $0.8 million in provision related to lower gains on land sales during the six months ended June 30, 2011, as compared to the corresponding period in 2010.

Equity in income/(loss) of joint ventures, net increased approximately $18.1 million to income of $17.8 million for the three months ended June 30, 2011, as compared to a loss of approximately $0.3 million for the corresponding period in 2010. This increase is primarily the result of a decrease in impairment charges of approximately $16.2 million resulting from fewer impairment charges recognized against certain joint venture properties during the three months ended June 30, 2011, as compared to the corresponding period in 2010, and an increase in equity in income of approximately $1.3 million from the Company’s InTown Suites investment primarily resulting from increased operating profitability.  Equity in income/(loss) of real estate joint ventures, net increased approximately $15.6 million to approximately $30.2 million for the six months ended June 30, 2011, as compared to $14.6 million for the corresponding period in 2010.  This change is primarily the result of (i) a decrease in impairment charges of approximately $15.9 million resulting from fewer impairment charges recognized against certain joint venture properties during the six months ended June 30, 2011 as compared to the corresponding period in 2010, (ii) an increase in equity in income of approximately $3.3 million from the Company’s InTown Suites investment primarily resulting from increased operating profitability and (iii) an increase in equity in income of approximately $1.8 million from the Company’s joint venture investments in Canada, partially offset by (v) the recognition of approximately $8.0 million in income resulting from cash distributions received in excess of the Company’s carrying value of its investment in an unconsolidated limited liability partnership during the six months ended June 30, 2010, as compared to the corresponding period in 2011.

Equity in income from other real estate investments, net decreased approximately $2.9 million to $4.8 million for the three months ended June 30, 2011, as compared to $7.7 million for the corresponding period in 2010.  This decrease is primarily due to a decrease of approximately $2.1 million in connection with the amendment and restructuring of two Canadian retail property preferred equity investments into two pari passu joint venture investments during 2010 (the results for these investments are now reflected in Equity in income/(loss) of joint ventures, net).  Equity in income from other real estate investments, net decreased $11.5 million to $10.3 million for the six months ended June 30, 2011, as compared to $21.8 million for the corresponding period in 2010.  This decrease is primarily due to (i) a decrease of approximately $4.2 million in connection with the amendment and restructuring of two Canadian retail property preferred equity investments into two pari passu joint venture investments during 2010 (the results for these investments are now reflected in Equity in income/(loss) of joint ventures, net) and (ii) a decrease of approximately $6.0 million in equity in income from the Albertson’s joint venture during the six months ended June 30, 2011, as compared to the corresponding period in 2010.

Net income attributable to the Company for the three and six months ended June 30, 2011 was $38.7 million and $67.7 million, respectively.  Net income attributable to the Company for the three and six months ended June 30, 2010 was $24.6 million and $75.4 million, respectively.  On a diluted per share basis, net income attributable to the Company was $0.06 and $0.09 for the three and six month period ended June 30, 2011, respectively, as compared to $0.03 and $0.13 for the three and six month period ended June 30, 2010, respectively. This change is primarily attributable to (i) a decrease of approximately $11.9 million and $12.3 million in impairment charges recognized during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010 and (ii) additional incremental earnings due to increased profitability from the Company’s operating properties and the acquisition of operating properties during 2011 and 2010, partially offset by (iii) a reduction in equity in income from other real estate investments, primarily due to a decrease in income from the Albertson’s investment and (iv) an increase in provision for income taxes.

Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base.  At June 30, 2011, the Company’s five largest tenants were The Home Depot, TJX Companies, Wal-Mart, Sears Holdings and Best Buy, which represented approximately 3.1%, 2.8%, 2.5%, 2.2% and 1.6%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, mortgage and construction loan financing and immediate access to unsecured revolving credit facilities with aggregate bank commitments of approximately $1.7 billion.

The Company’s cash flow activities are summarized as follows (in millions):

	Six Months Ended June 30,
	2011	2010
Net cash flow provided by operating activities	$215.8	$229.7
Net cash flow provided by investing activities	$113.6	$105.0
Net cash flow used for financing activities	$(310.5)	$(321.5)

Operating Activities

The Company anticipates that cash on hand, borrowings under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Net cash flow provided by operating activities for the six months ended June 30, 2011, was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2011 and 2010, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) distributions from the Company’s joint venture programs.

Cash flows provided by operating activities for the six months ended June 30, 2011, were approximately $215.8 million, as compared to approximately $229.7 million for the comparable period in 2010.  The change of approximately $13.9 million is primarily attributable to a decrease in distributions from joint ventures and other real estate investments and a decrease in transactional fee income from joint ventures.

Investing Activities

Cash flows provided by investing activities for the six months ended June 30 2011, were approximately $113.6 million, as compared to approximately $105.0 million for the comparable period in 2010.  This change of approximately $8.6 million resulted primarily from (i) an increase in proceeds from the sale/repayments of marketable securities of approximately $172.6 million, primarily resulting from the sale of the Valad notes, (ii) an increase in reimbursements of advances to other real estate investments of approximately $14.5 million, (iii) and an increase in reimbursements of other investments of approximately $10.8 million primarily resulting from the sale of the Valad embedded conversion feature, partially offset by (iv) a decrease in proceeds from the sale of operating properties of approximately $135.8 million, (v) a decrease in the collection of mortgage loan receivables of approximately $22.6 million, (vi) an increase in investments and advances to real estate joint ventures of approximately $20.8 million and (vii) an increase in the acquisition of and improvements to operating real estate of approximately $27.1 million.

Acquisitions of and Improvements to Operating Real Estate -

During the six months ended June 30, 2011, the Company expended approximately $79.4 million towards acquisition of and improvements to operating real estate including $33.3 million expended in connection with redevelopments and re-tenanting projects as described below.

The Company has an ongoing program to reformat and re-tenant its properties to maintain or enhance its competitive position in the marketplace.  The Company anticipates its total capital commitment toward these and other redevelopment projects during 2011 will be approximately $60 million to $70 million.  The funding of these capital requirements will be provided by cash flow from operating activities and availability under the Company’s revolving lines of credit.

Investments and Advances to Joint Ventures -

During the six months ended June 30, 2011, the Company expended approximately $71.2 million for investments and advances to real estate joint ventures, which is primarily related to the acquisition of and improvements to properties within the joint ventures, and received approximately $25.5 million from reimbursements of advances to real estate joint ventures.

Acquisitions of and Improvements to Real Estate Under Development –

The Company is engaged in ground-up development projects which will be held as long-term investments by the Company.  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of June 30, 2011, the Company had in progress a total of four ground-up development projects, consisting of (i) two ground-up development projects located in the U.S., (ii) one ground-up development projects located in Mexico and (iii) one ground-up development project located in Chile.

During the six months ended June 30, 2011, the Company expended approximately $16.7 million in connection with construction costs relating to its ground-up development projects.  The Company anticipates its total capital commitment during 2011 toward these and other development projects will be approximately $25 million to $35 million.  The proceeds from unfunded construction loan commitments and availability under the Company’s revolving lines of credit are expected to be sufficient to fund these anticipated capital requirements.

Financing Activities

Cash flows used for financing activities for the six months ended June 30, 2011, were approximately $310.5 million, as compared to cash flows used for financing activities of approximately $321.5 million for the comparable period in 2010.  This change of approximately $11.0 million resulted primarily from (i) a decrease of approximately $196.7 million in repayments of unsecured term loans/notes, (ii) a decrease in principal payments of approximately $57.4 million, (iii) a decrease in redemption of noncontrolling interests of approximately $54.0 million and (iv) increase in proceeds from mortgage/construction loan financing of approximately $6.7 million, partially offset by (v) $132.2 million in net repayments of borrowings under the Company’s unsecured revolving credit facilities, (vi) a decrease of approximately $149.7 million in proceeds from issuance of unsecured term loans/notes and (vii) an increase in dividends paid of approximately $24.1 million.

Debt maturities for the remainder of 2011 consist of: $91.8 million of consolidated debt; $367.2 million of unconsolidated joint venture debt and $135.3 million of debt on properties included in the Company’s preferred equity program, assuming the utilization of extension options where available.   The 2011 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Company’s credit facilities (which at June 30, 2011 had approximately $1.7 billion available) and debt refinancing.  The 2011 unconsolidated joint venture and preferred equity debt maturities are anticipated to be repaid through debt refinancing and partner capital contributions, as deemed appropriate.

The Company has a $1.5 billion unsecured U.S. revolving credit facility (the "U.S. Credit Facility") with a group of banks, which is scheduled to expire in October 2012.  This credit facility has made available funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional real estate management programs, (iii) development and redevelopment costs, and (iv) any short-term working capital requirements, including managing the Company’s debt maturities.  Interest on borrowings under the U.S. Credit Facility accrues at LIBOR plus 0.425% and fluctuates in accordance with changes in the Company’s senior debt ratings.  As part of this U.S. Credit Facility, the Company has a competitive bid option whereby the Company may auction up to $750.0 million of its requested borrowings to the bank group.  This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread.  A facility fee of 0.15% per annum is payable quarterly in arrears.  As part of the U.S. Credit Facility, the Company has a $200.0 million sub-limit which provides the opportunity to borrow in alternative currencies such as Pounds Sterling, Japanese Yen or Euros.  As of June 30, 2011, there was approximately $23.5 million outstanding balance under this credit facility and approximately $24.3 million appropriated for letters of credit.

Pursuant to the terms of the U.S. Credit Facility, the Company, among other things, is subject to maintenance of various covenants.  The Company is currently not in violation of these covenants.  The financial covenants for the U.S. Credit Facility are as follows:

Covenant	Must Be	As of 6/30/11
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	42%
Total Priority Indebtedness to GAV	<35%	11%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	3.10x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	2.11x
Limitation of Investments, Loans and Advances	<30% of GAV	19% of GAV

For a full description of the U.S. Credit Facility’s covenants refer to the Credit Agreement dated as of October 25, 2007 filed in the Company’s Current Report on Form 8-K dated October 25, 2007.

The Company also has a Canadian denominated (“CAD”) $250.0 million unsecured credit facility with a group of banks.  This facility bears interest at the CDOR Rate, as defined, plus 0.425%, subject to change in accordance with the Company’s senior debt ratings and is scheduled to expire in March 2012.  A facility fee of 0.15% per annum is payable quarterly in arrears.  This facility also permits U.S. dollar denominated borrowings.  Proceeds from this facility are used for general corporate purposes, including the funding of Canadian denominated investments.  As of June 30, 2011, there was no outstanding balance under this credit facility.  There is approximately CAD $0.5 million (approximately USD $0.5 million) appropriated for letters of credit at June 30, 2011.  The Canadian facility covenants are the same as the U.S. Credit Facility covenants described above.

During March 2008, the Company obtained a MXP 1.0 billion term loan, which bears interest at a fixed rate of 8.58%, subject to change in accordance with the Company’s senior debt ratings and is scheduled to mature in March 2013.  The Company utilized proceeds from this term loan to fully repay the outstanding balance of its MXP 500.0 million unsecured revolving credit facility, which was terminated by the Company. Remaining proceeds from this term loan were used for funding MXP denominated investments.  As of June 30, 2011, the outstanding balance on this term loan was MXP 1.0 billion (approximately USD $84.9 million).  The Mexican term loan covenants are the same as the U.S. and Canadian Credit Facilities covenants described above.

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

The Company’s supplemental indenture governing its MTN program and senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 6/30/11
Consolidated Indebtedness to Total Assets	<60%	37%
Consolidated Secured Indebtedness to Total Assets	<40%	10%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	3.4x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	3.0x

For a full description of the various indenture covenants refer to the Indenture dated September 1, 1993, First Supplemental Indenture dated August 4, 1994; the Second Supplemental Indenture dated April 7, 1995; the Third Supplemental Indenture dated June 2, 2006; the Fifth Supplemental Indenture dated as of September 24, 2009; the Fifth Supplemental Indenture dated as of October 31, 2006; and First Supplemental Indenture dated October 31, 2006, as filed with the U.S. Securities and Exchange Commission.

During April 2009, the Company filed a shelf registration statement on Form S-3ASR, which is effective for a term of three years, for the future unlimited offerings, from time-to-time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants.

The Company, from time to time, repurchases shares of its common stock in amounts that offset new issuances of common shares in connection with the exercise of stock options or the issuance of restricted stock awards. These repurchases may occur in open market purchases, privately negotiated transactions or otherwise, subject to prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects.  As of June 30, 2011, the Company had over 425 unencumbered property interests in its portfolio.

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as they monitor sources of capital and evaluate the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for the six months ended June 30, 2011 and 2010 were $177.6 million and $153.4 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly.  Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.  The Company’s Board of Directors declared a quarterly cash dividend of $0.18 per common share which was paid on July 15, 2011 to shareholders of record on July 6, 2011.  On July 26, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per common share payable to shareholders of record on October 5, 2011.  This dividend will be paid on October 17, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk and fluctuations in foreign currency exchange rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of June 30, 2011, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instruments’ actual cash flows are denominated in U.S. dollars, Canadian dollars (CAD), Mexican pesos (MXP) and Chilean pesos (CLP) as indicated by geographic description ($ in USD equivalent in millions).

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
U.S. Dollar Denominated

Secured Debt
Fixed Rate	$1.2	$123.9	$88.3	$197.5	$60.3	$469.5	$940.7	$1,018.7
Average Interest Rate	7.24%	6.18%	5.90%	6.49%	5.87%	6.77%	6.50%
Variable Rate	$-	$88.2	$2.9	$20.8	$6.0	$-	$117.9	$124.1
Average Interest Rate	-	3.59%	5.00%	2.08%	0.19%	-	3.18%
Unsecured Debt
Fixed Rate	$88.0	$215.9	$275.6	$295.1	$350.0	$1,190.9	$2,415.5	$2,609.0
Average Interest Rate	4.82%	6.00%	5.38%	5.19%	5.29%	5.66%	5.52%
Variable Rate	$2.6	$33.0	$-	$-	$-	$-	$35.6	$36.0
Average Interest Rate	5.25%	2.03%	-	-	-	-	2.26%

Canadian Dollar Denominated

Unsecured Debt
Fixed Rate	$-	$-	$207.5	$-	$-	$155.6	$363.1	$381.6
Average Interest Rate			5.18%			5.99%	5.53%

Mexican Pesos Denominated

Unsecured Debt
Fixed Rate	$-	$-	$84.9	$-	$-	$-	$84.9	$86.9
Average Interest Rate	-	-	8.58%	-	-	-	8.58%

Chilean Pesos Denominated

Secured Debt
Variable Rate	$-	$-	$-	$-	$-	$22.7	$22.7	$26.1
Average Interest Rate	-	-	-	-	-	5.80%	5.80%

Based on the Company’s variable-rate debt balances, interest expense would have increased by approximately $0.9 million for the six months ended June 30, 2011 if short-term interest rates were 1% higher.

The following table presents the Company’s foreign investments as of June 30, 2011.  Investment amounts are shown in their respective local currencies and the U.S. dollar equivalents:

Foreign Investment (in millions)
Country	Local Currency	US Dollars
Mexican real estate investments (MXP)	8,758.8	$747.1
Canadian real estate joint venture and marketable securities investments (CAD)	363.8	$377.4
Chilean real estate investments (CLP)	24,860.1	$52.8
Brazilian real estate investments (Brazilian Real)	44.3	$28.4
Peruvian real estate investments (Peruvian Nuevo Sol)	7.0	$2.5

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  As of June 30, 2011, the Company has no other material exposure to market risk.

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

KIMCO REALTY CORPORATION

August 5, 2011	/s/ David B. Henry
(Date)	David B. Henry
Chief Executive Officer

August 5, 2011	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer