Form 10-Q
period 2011-09-30
KIMCO REALTY CORP
filed 2011-11-04
CIK 879101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 26, 2011, the registrant had 406,941,893 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share information)

	September 30, 2011	December 31, 2010
Assets:
Operating real estate, net of accumulated depreciation of $1,660,635 and $1,549,380, respectively	$6,808,693	$6,708,373
Investments and advances in real estate joint ventures	1,366,789	1,382,749
Real estate under development	201,059	335,007
Other real estate investments	365,716	418,564
Mortgages and other financing receivables	93,449	108,493
Cash and cash equivalents	180,198	125,154
Marketable securities	39,650	223,991
Accounts and notes receivable	135,717	130,536
Other assets	389,280	401,008
Total assets	$9,580,551	$9,833,875

Liabilities:
Notes payable	$2,883,920	$2,982,421
Mortgages payable	1,059,385	1,046,313
Construction loans payable	41,958	30,253
Dividends payable	88,090	89,037
Other liabilities	465,302	429,505
Total liabilities	4,538,655	4,577,529
Redeemable noncontrolling interests	95,059	95,060

Stockholders' equity:
Preferred Stock, $1.00 par value, authorized 3,092,000 shares
Class F Preferred Stock, $1.00 par value, authorized 700,000 shares issued and outstanding 700,000 shares aggregate liquidation preference $175,000	700	700
Class G Preferred Stock, $1.00 par value, authorized 184,000 shares issued and outstanding 184,000 shares aggregate liquidation preference $460,000	184	184
Class H Preferred Stock, $1.00 par value, authorized 70,000 shares issued and outstanding 70,000 shares aggregate liquidation preference $175,000	70	70
Common Stock, $.01 par value, authorized 750,000,000 shares issued and outstanding 406,939,830 and 406,423,514 shares, respectively	4,069	4,064
Paid-in capital	5,488,755	5,469,841
Cumulative distributions in excess of net income	(657,237)	(515,164)
	4,836,541	4,959,695
Accumulated other comprehensive income	(86,080)	(23,853)
Total stockholders' equity	4,750,461	4,935,842
Noncontrolling interests	196,376	225,444
Total equity	4,946,837	5,161,286
Total liabilities and equity	$9,580,551	$9,833,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues from rental property	$216,078	$207,231	$655,477	$625,177
Rental property expenses:
Rent	(3,461)	(3,418)	(10,565)	(10,528)
Real estate taxes	(29,672)	(29,721)	(89,145)	(88,297)
Operating and maintenance	(29,317)	(27,221)	(91,195)	(86,021)
Impairment of property carrying values	(1,428)	-	(2,025)	(1,900)
Mortgage and other financing income	1,959	2,486	5,728	7,526
Management and other fee income	8,728	9,082	26,828	30,343
Depreciation and amortization	(60,372)	(59,815)	(187,011)	(173,007)
General and administrative expenses	(30,860)	(28,452)	(90,245)	(82,997)
Interest, dividends and other investment income	375	4,550	14,173	15,814
Other expense, net	(2,751)	(741)	(2,311)	(2,362)
Interest expense	(56,474)	(57,706)	(167,756)	(171,314)
Early extinguishment of debt charges	-	(10,811)	-	(10,811)
Income from other real estate investments	2,449	1,231	3,062	2,703
Gain on sale of development properties	-	336	-	2,130
Impairments:
Investments in other real estate investments	(609)	-	(609)	(5,994)
Marketable securities and other investments	-	(657)	-	(1,163)
Investments in real estate joint ventures	(2,000)	-	(5,123)	-
Income from continuing operations before income taxes, equity in income of joint ventures and equity in income from other real estate investments	12,645	6,374	59,283	49,299
Provision for income taxes, net	(4,417)	(2,708)	(14,199)	(3,722)
Equity in income of joint ventures, net	19,641	13,098	49,810	27,717
Equity in income of other real estate investments, net	24,788	15,052	35,123	36,878
Income from continuing operations	52,657	31,816	130,017	110,172
Discontinued operations:
Income/(loss) from discontinued operating properties, net of tax	1,690	(194)	2,111	4,162
Impairment/loss on operating properties held for sale/sold, net of tax	(289)	(337)	(8,919)	(3,440)
Gain on disposition of operating properties	4,535	1,704	8,722	1,704
Income from discontinued operations	5,936	1,173	1,914	2,426
Loss on transfer of operating properties, net	-	-	-	(57)
Gain on sale of operating properties, net	-	-	-	2,434
Total net gain on transfer or sale of operating properties	-	-	-	2,377
Net income	58,593	32,989	131,931	114,975
Net income attributable to noncontrolling interests	(3,612)	(2,656)	(9,277)	(9,196)
Net income attributable to the Company	54,981	30,333	122,654	105,779
Preferred stock dividends	(14,841)	(12,862)	(44,522)	(36,505)
Net income available to the Company's common shareholders	$40,140	$17,471	$78,132	$69,274
Per common share:
Income from continuing operations:
-Basic	$0.08	$0.04	$0.19	$0.16
-Diluted	$0.08	$0.04	$0.19	$0.16
Net income:
-Basic	$0.10	$0.04	$0.19	$0.17
-Diluted	$0.10	$0.04	$0.19	$0.17
Weighted average shares:
-Basic	406,564	405,854	406,521	405,709
-Diluted	407,292	406,253	407,386	406,076
Amounts available to the Company's common shareholders:
Income from continuing operations, net of tax	$34,119	$16,287	$76,191	$66,945
Income from discontinued operations	6,021	1,184	1,941	2,329
Net income	$40,140	$17,471	$78,132	$69,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income	$58,593	$32,989	$131,931	$114,975
Other comprehensive income:
Change in unrealized (loss)/gain on marketable securities	(5,240)	19,647	(7,369)	21,487
Change in unrealized gain/(loss) on interest rate swaps	103	(285)	362	(792)
Change in foreign currency translation adjustment, net	(113,855)	(14,974)	(55,823)	31,823
Other comprehensive income	(118,992)	4,388	(62,830)	52,518

Comprehensive income	(60,399)	37,377	69,101	167,493

Comprehensive income attributable to noncontrolling interests	1,310	(1,431)	(8,674)	(24,685)

Comprehensive (income)/loss attributable to the Company	$(59,089)	$35,946	$60,427	$142,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

(in thousands)

	Cumulative distributions in excess of net income	Accumulated Other Comprehensive Income					Paid-in Capital	Total Stockholders' Equity	Noncontrolling Interests	Total Equity	Comprehensive Income
			Preferred Stock		Common Stock
			Issued	Amount	Issued	Amount
Balance, January 1, 2010	$(338,738)	$(96,432)	884	$884	405,533	$4,055	$5,283,204	$4,852,973	$265,005	$5,117,978
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	2,380	2,380
Comprehensive income:
Net income	105,779	-	-	-	-	-	-	105,779	9,196	114,975	$114,975
Other comprehensive income, net of tax:
Change in unrealized gains on marketable securities	-	21,487	-	-	-	-	-	21,487	-	21,487	21,487
Change in unrealized loss on interest rate swaps	-	(792)	-	-	-	-	-	(792)	-	(792)	(792)
Change in foreign currency translation adjustment	-	16,334	-	-	-	-	-	16,334	15,489	31,823	31,823
Comprehensive income:											$167,493
Redeemable noncontrolling interests		-	-	-	-	-	-	-	(4,873)	(4,873)
Dividends ($0.48 per common share; $1.2468 per Class F Depositary Share, $1.4532 per Class G Depositary share and $0.1485 per Class H Depositary share, respectively)	(231,297)	-	-	-	-	-	-	(231,297)	-	(231,297)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(58,313)	(58,313)
Issuance of common stock	-	-	-	-	353	4	5,265	5,269		5,269
Surrender of common stock	-	-	-	-	(78)	(1)	(833)	(834)	-	(834)
Issuance of preferred stock	-	-	70	70			169,114	169,184	-	169,184
Exercise of common stock options	-	-	-	-	133	1	1,749	1,750	-	1,750
Acquisition of noncontrolling interests	-	-	-	-	-	-	(6,996)	(6,996)	(5,594)	(12,590)
Amortization of equity awards	-	-	-	-	-	-	9,471	9,471	-	9,471
Balance, September 30, 2010	$(464,256)	$(59,403)	954	$954	405,941	$4,059	$5,460,974	$4,942,328	$223,290	$5,165,618
Balance, January 1, 2011	$(515,164)	$(23,853)	954	$954	406,424	$4,064	$5,469,841	$4,935,842	$225,444	$5,161,286
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	1,011	1,011
Comprehensive income:
Net income	122,654	-	-	-	-	-	-	122,654	9,277	131,931	$131,931
Other comprehensive income, net of tax:
Unrealized loss on marketable securities	-	(7,369)	-	-	-	-	-	(7,369)	-	(7,369)	(7,369)
Change in unrealized gain on interest rate swaps	-	362	-	-	-	-	-	362	-	362	362
Change in foreign currency translation adjustment	-	(55,220)	-	-	-	-	-	(55,220)	(603)	(55,823)	(55,823)
Comprehensive income											$69,101
Redeemable noncontrolling interests	-	-	-	-	-	-	-	-	(4,758)	(4,758)
Dividends ($0.54 per common share; $1.2468 per Class F Depositary Share, $1.4532 per Class G Depositary Share and $1.2989 per Class H Depositary Share, respectively)	(264,727)	-	-	-	-	-	-	(264,727)	-	(264,727)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(11,539)	(11,539)
Issuance of common stock	-	-	-	-	438	5	4,936	4,941	-	4,941
Surrender of common stock	-	-	-	-	(34)	(1)	(579)	(580)	-	(580)
Repurchase of common stock	-	-	-	-	(214)	(2)	(3,979)	(3,981)	-	(3,981)
Exercise of common stock options	-	-	-	-	326	3	4,897	4,900	-	4,900
Acquisition of noncontrolling interests	-	-	-	-	-	-	2,970	2,970	(22,456)	(19,486)
Amortization of equity awards	-	-	-	-	-	-	10,669	10,669	-	10,669
Balance, September 30, 2011	$(657,237)	$(86,080)	954	$954	406,940	$4,069	$5,488,755	$4,750,461	$196,376	$4,946,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flow from operating activities:
Net income	$131,931	$114,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188,812	185,034
Loss on operating/development properties held for sale/sold/transferred	-	65
Impairment charges	16,676	12,781
Gain on sale of development properties	-	(2,130)
Gain on sale of operating properties	(8,722)	(4,145)
Equity in loss/income of joint ventures, net	(49,810)	(27,717)
Equity in income from other real estate investments, net	(35,123)	(36,802)
Distributions from joint ventures and other real estate investments	108,595	89,034
Cash retained from excess tax benefits	(69)	(7)
Change in accounts and notes receivable	(5,182)	(13,395)
Change in accounts payable and accrued expenses	32,826	56,698
Change in other operating assets and liabilities	(12,019)	(16,187)
Net cash flow provided by operating activities	367,915	358,204
Cash flow from investing activities:
Acquisition of and improvements to operating real estate	(169,350)	(105,112)
Acquisition of and improvements to real estate under development	(26,939)	(33,972)
Investment in marketable securities	-	(9,041)
Proceeds from sale/repayments of marketable securities	178,290	6,336
Investments and advances to real estate joint ventures	(90,747)	(114,882)
Reimbursements of advances to real estate joint ventures	44,894	75,289
Other real estate investments	(5,225)	(7,940)
Reimbursements of advances to other real estate investments	50,536	6,541
Investment in mortgage loans receivable	-	(2,738)
Collection of mortgage loans receivable	14,732	26,265
Other investments	(730)	(3,952)
Reimbursements of other investments	11,122	8,792
Proceeds from sale of operating properties	65,593	221,477
Proceeds from sale of development properties	7,373	7,028
Net cash flow provided by investing activities	79,549	74,091
Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(24,393)	(213,089)
Principal payments on rental property debt	(17,130)	(18,336)
Principal payments on construction loan financings	(409)	(30,256)
Proceeds from mortgage/construction loan financings	13,685	13,960
Borrowings under revolving unsecured credit facilities	186,969	41,853
Repayment of borrowings under unsecured revolving credit facilities	(173,643)	(32,447)
Proceeds from issuance of unsecured term loan/notes	-	449,720
Repayment of unsecured term loan/notes	(88,000)	(471,725)
Financing origination costs	(855)	(5,012)
Redemption of non-controlling interests	(23,890)	(71,837)
Dividends paid	(265,674)	(230,192)
Cash retained from excess tax benefits	69	7
Proceeds from issuance of stock	4,832	171,117
Repurchase of common stock	(3,981)
Net cash flow used for financing activities	(392,420)	(396,237)
Change in cash and cash equivalents	55,044	36,058
Cash and cash equivalents, beginning of period	125,154	122,058
Cash and cash equivalents, end of period	$180,198	$158,116
Interest paid during the period (net of capitalized interest of $6,142, and $11,758, respectively)	$145,378	$168,102
Income taxes paid during the period	$2,062	$1,029

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

Subsequent Events -

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements (see Note 19).

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

Earnings Per Share -

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Computation of Basic Earnings Per Share:

Income from continuing operations	$52,657	$31,816	$130,017	$110,172
Total net gain on transfer or sale of operating properties	-	-	-	2,377
Net income attributable to noncontrolling interests	(3,612)	(2,656)	(9,277)	(9,196)
Discontinued operations attributable to noncontrolling interests	(85)	(11)	(27)	97
Preferred stock dividends	(14,841)	(12,862)	(44,522)	(36,505)
Income from continuing operations available to the common shareholders	34,119	16,287	76,191	66,945
Earnings attributable to unvested restricted shares	(150)	(103)	(450)	(310)

Income from continuing operations attributable to common shareholders	33,969	16,184	75,741	66,635
Income from discontinued operations attributable to the Company	6,021	1,184	1,941	2,329
Net income attributable to the Company’s common shareholders	$39,990	$17,368	$77,682	$68,964

Weighted average common shares outstanding	406,564	405,854	406,521	405,709

Basic Earning Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.08	$0.04	$0.19	$0.16
Income from discontinued operations	0.02	-	-	0.01
Net income	$0.10	$0.04	$0.19	$0.17

Computation of Diluted Earnings Per Share:
Income from continuing operations attributable to common shareholders for diluted earnings per share	$33,969	$16,184	$75,741	$66,635
Income from discontinued operations attributable to the Company	6,021	1,184	1,941	2,329
Net income attributable to the Company’s common shareholders for diluted earnings per share	$39,990	$17,368	$77,682	$68,964

Weighted average common shares outstanding – basic	406,564	405,854	406,521	405,709
Effect of dilutive securities (a): Equity awards	728	399	865	367
Shares for diluted earnings per common share	407,292	406,253	407,386	406,076

Diluted Earnings Per Share Attributable to the Company’s Common Shareholders:
Income from continuing operations	$0.08	$0.04	$0.19	$0.16
Loss from discontinued operations	0.02	-	-	0.01
Net income	$0.10	$0.04	$0.19	$0.17

(a)

For the three and nine months ended September 30, 2011 and 2010, the effect of certain convertible units would have an anti-dilutive effect upon the calculation of Income from continuing operations per share.  Accordingly, the impact of such conversion has not been included in the determination of diluted earnings per share calculations.

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

There were approximately 13,552,139 and 15,825,838 stock options that were not dilutive at September 30, 2011 and 2010, respectively.

New Accounting Pronouncements -

In May 2011, the FASB issued ASU 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 is intended to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments are of two types: (i) those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The update is effective for annual periods beginning after December 15, 201l. The Company does not expect the adoption of this update to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, or ASU 2011-05. The amendments in this ASU require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, with early adoption permitted, but full retrospective application  is required. The Company does not expect the adoption of ASU 2011-05 to have a material effect on the Company’s financial position or results of operations.

Reclassifications –

The Company made the following reclassifications to the Company’s 2010 Consolidated Statements of Income to conform to the 2011 presentation: (i) a reclassification of the income from the Company’s investment in the Albertson’s joint venture from equity in income of joint ventures, net to equity in income of other real estate investments, net, (ii) a reclassification of equity amounts from income from other real estate investments to equity in income from other real estate investments, net, and (iii) a reclassification of foreign taxes from other expense, net to the provision for income taxes, net.

2. Operating Property Activities

Acquisitions -

During the nine months ended September 30, 2011, the Company acquired nine operating properties, in separate transactions as follows (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt Assumed	Total	GLA*
Columbia Crossing	Columbia, MD	Jan-11	$4,100	$-	$4,100	31
Turnpike Plaza	Huntington Station, NY	Feb-11	7,920	-	7,920	53
Center Court	Pikesville, MD	Mar-11	9,955	15,445	25,400	106
Flowery Branch	Flowery Branch, GA	April-11	4,427	9,273	13,700	93
Garden State Pavilions	Cherry Hill, NJ	June-11	18,250	-	18,250	257
Village Crossroads	Phoenix, AZ	July-11	29,240	-	29,240	185
University Town Center	Pensacola, FL (1)	Aug-11	17,750	-	17,750	101
Gateway Station	Burleson, TX (2)	Sept-11	6,625	18,832	25,457	280
Park Hill Plaza	Miami, FL	Sept-11	17,251	8,199	25,450	112
		Total	$115,518	$51,749	$167,267	1,218

*    Gross leasable area ("GLA")

(1)  This property was acquired from a joint venture in which the Company has a 13.4% noncontrolling interest.  The Company evaluated this transaction pursuant to the guidance for the remaining ownership interest relating to the FASB’s Consolidation guidance and as such recorded a gain of approximately $0.6 million from the fair value adjustment associated with its original 13.4% ownership.

(2)  The Company purchased the leasehold improvements at this property, for which it previously owned the land.

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

The aggregate purchase price of the properties acquired during the nine months ended September 30, 2011 has been allocated as follows (in thousands):

Land	$41,087
Buildings	84,566
Above Market Rents	5,306
Below Market Rents	(9,027)
In-Place Leases	9,313
Building Improvements	32,522
Tenant Improvements	6,787
Mortgage Fair Value Adjustment	(3,287)
$167,267

During July 2011, the Company acquired the remaining interest in a previously consolidated joint venture for approximately $0.2 million.  The Company continues to consolidate this entity as there was no change in control from this transaction. The purchase of the additional partnership interest resulted in a decrease to the Company’s Paid-in capital of approximately $0.2 million

During September 2011, the Company acquired additional interests in two separate consolidated joint ventures for an aggregate cost of approximately $9.7 million.  The Company continues to consolidate these entities as there was no change in control from these transactions. The purchase of the additional partnership interest resulted in an increase to the Company’s Paid-in capital of approximately $2.2 million.

Dispositions –

During the nine months ended September 30, 2011, the Company disposed of 17 operating properties, one development property and one outparcel, in separate transactions, for an aggregate sales price of approximately $70.0 million. These transactions, which are included in Discontinued Operations, resulted in an aggregate gain of approximately $8.7 million and impairment charges of approximately $8.9 million. Additionally, the Company disposed of a portion of an operating property for approximately $1.8 million. This transaction resulted in an impairment of approximately $0.6 million which is included in Impairment of property carrying values, on the Company’s Condensed Consolidated Statements of Income.

Additionally, during the nine months ended September 30, 2011, a consolidated joint venture in which the Company had a preferred equity investment disposed of a property for a sales price of approximately $6.1 million.  As a result of this capital transaction, the Company received approximately $1.4 million of profit participation, before noncontrolling interest of approximately $0.1 million.  This profit participation has been recorded as Income from other real estate investments and is reflected in Income from discontinued operating properties in the Company’s Condensed Consolidated Statements of Income.

Impairment of Property Carrying Value -

During the nine months ended September 30, 2011, the Company recognized aggregate impairment charges of approximately $1.4 million relating to its investment in an operating property and one land parcel.  The aggregate book value of these properties was approximately $4.9 million. The estimated aggregate fair value of these properties is based upon purchase price offers aggregating approximately $3.5 million.

FNC Realty Corporation  –

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

During the nine months ended September 30, 2011, FNC disposed of a property for a sales price of approximately $3.4 million which resulted in a pre-tax profit of approximately $2.5 million, before noncontrolling interest and income tax expense. This income has been recorded as Income from other real estate investments in the Company’s Condensed Consolidated Statements of Income.

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

The components of income and expense relating to discontinued operations for the three and nine months ended September 30, 2011 and 2010 are shown below. These include the results of operations through the date of each respective sale for properties sold during 2011 and 2010 and the operations for the applicable period for those assets classified as held-for-sale as of September 30, 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Discontinued operations:
Revenues from rental property	$888	$5,753	$4,556	$32,490
Rental property expenses	(412)	(2,234)	(2,565)	(10,721)
Depreciation and amortization	(154)	(2,048)	(1,800)	(12,026)
Interest expense	(50)	(1,064)	(135)	(6,191)
Income/(loss) from other real estate investments	1,430	(108)	1,944	1,983
Other (expense)/income, net	(13)	(485)	167	(921)
Income/(loss) from discontinued operating properties, before income taxes	1,689	(186)	2,167	4,614
Loss on operating properties sold	-	(4)	-	(35)
Impairment of property carrying values	(289)	(333)	(8,919)	(3,725)
Gain on disposition of operating properties	4,535	1,704	8,722	1,704
Benefit/(provision) for income taxes, net	1	(8)	(56)	(132)
Income from discontinued operating properties	5,936	1,173	1,914	2,426
Net loss/(income) attributable to noncontrolling interests	85	11	27	(97)
Income from discontinued operations attributable to the Company	$6,021	$1,184	$1,941	$2,329

During 2011, the Company classified as held-for-sale five operating properties and one land parcel comprising approximately 0.2 million square feet of GLA.  The book value of each of these properties aggregated approximately $9.9 million, net of accumulated depreciation of $6.8 million. The Company recognized impairment charges of approximately $1.1 million on the land parcel. The individual book values of the five operating properties did not exceed each of their estimated fair values less costs to sell. The Company’s determination of the fair value of these properties and land parcel, aggregating approximately $17.0 million, was based upon executed contracts of sale with third parties.  The Company completed the sale of three of these properties during the nine months ended September 30, 2011.  During 2011, the Company reclassified one property previously classified as held-for-sale into held-for-use.  The remaining properties held-for-sale aggregating approximately $6.1 million, net of accumulated depreciation of $4.4 million, are included in Other assets on the Company’s Condensed Consolidated Balance Sheets.

4. Ground-Up Development

The Company is engaged in ground-up development projects which will be held as long-term investments by the Company.  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of September 30, 2011, the Company had in progress a total of four ground-up development projects, consisting of (i) two located in the U.S., (ii) one located in Mexico and (iii) one located in Chile.

5. Investments and Advances in Real Estate Joint Ventures

The Company and its subsidiaries have investments in and advances to various real estate joint ventures.  These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations.  As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting.  The table below presents joint venture investments for which the Company held an ownership interest at September 30, 2011 and December 31, 2010 and the Company’s share of income/(loss) for the nine months ended September 30, 2011 and 2010 (in millions, except number of properties):

As of and for the nine months ended September 30, 2011
Venture	Average Ownership Interest	Number of Properties	Total GLA	Gross Investment In Real Estate	The Company's Investment	The Company's Share of Income/(Loss)
Prudential Investment Program (“KimPru” and “KimPru II”) (1) (2)	15.00%	63	10.9	2,791.7	153.1	(1.4)
Kimco Income Opportunity Portfolio (“KIR”) (2)	45.00%	59	12.6	1,550.1	159.2	12.7
UBS Programs (2)*	17.90%	43	6.2	1,357.7	62.6	(0.4)
BIG Shopping Centers (2) (5)*	37.70%	23	3.7	556.7	43.1	(2.0)
The Canada Pension Plan Investment Board (“CPP”) (2) (4)	55.00%	6	2.4	429.6	142.0	4.0
Kimco Income Fund (2)	15.20%	12	1.5	280.9	12.2	0.8
SEB Immobilien (2)	15.00%	11	1.5	298.6	0.7	-
Other Institutional Programs (2)	Various	68	4.9	842.8	33.4	1.0
RioCan	50.00%	45	9.3	1,318.0	60.2	15.0
Intown (3)		138	N/A	826.9	93.7	(1.8)
Latin America	Various	130	17.9	1,175.9	331.8	9.9
Other Joint Venture Programs (6)(7)	Various	90	13.3	1,967.4	274.8	12.0
Total		688	84.2	$13,396.3	$1,366.8	$49.8

As of December 31, 2010						For the nine months ended September 30, 2010
Venture	Average Ownership Interest	Number of Properties	Total GLA	Gross Investment In Real Estate	The Company's Investment	The Company's Share of Income/(Loss)
KimPru and KimPru II (1) (2)	15.00%	65	11.3	$ 2,915.1	$ 145.3	$ (16.7)
KIR (2)	45.00%	59	12.6	1,546.6	156.1	13.4
UBS Programs (2)*	17.90%	43	6.3	1,366.6	68.3	0.8
BIG Shopping Centers (2)*	36.50%	22	3.5	507.2	42.4	(0.7)
CPP (2)	55.00%	5	2.1	378.1	115.1	1.8
Kimco Income Fund (2)	15.20%	12	1.5	281.7	12.4	0.7
SEB Immobilien (2)	15.00%	11	1.5	300.1	3.4	0.8
Other Institutional Programs (2)	Various	68	4.9	838.1	35.1	(0.1)
RioCan	50.00%	45	9.3	1,380.7	61.5	13.9
Intown (3)		138	N/A	820.1	99.4	(4.8)
Latin America	Various	130	17.3	1,191.1	344.8	8.7
Other Joint Venture Programs	Various	91	13.1	2,029.3	298.9	9.9
Total		689	83.4	$ 13,554.7	$ 1,382.7	$ 27.7

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

(4)   CPP acquired an unencumbered operating property in Quakertown, PA for a purchase price of approximately $52.0 million, during the nine months ended September 30, 2011.

(5)  BIG Shopping Centers acquired an operating property in Selden, NY for a purchase price of approximately $43.5 million including the assumption of approximately $34.1 million in nonrecourse mortgage debt, during the nine months ended September 30, 2011.

(6)  During the nine months ended September 30, 2011, the Company amended two of its preferred equity investment agreements to restructure the investments as pari passu joint ventures in which the Company holds noncontrolling interests.  As a result of these transactions, the Company continues to account for its aggregate net investment in these joint ventures under the equity method of accounting and includes these investments in Investments and advances to real estate joint ventures within the Company’s Condensed Consolidated Balance Sheets.

(7)  During the nine months ended September 30, 2011, a joint venture in which the Company held a noncontrolling interest sold an operating property for a sales price of approximately $37.7 million.  The Company received a distribution of $11.2 million and recognized a gain of approximately $2.4 million, before income taxes.  In connection with this transaction, the Company was relieved of its guarantee of $24.5 million relating to the entity’s unsecured credit facility.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at September 30, 2011 and December 31, 2010 (in millions, except weighted average remaining term):

	As of September 30, 2011			As of December 31, 2010
Venture	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)**	Mortgages and Notes Payable	Weighted Average Interest Rate	Weighted Average Remaining Term (months)**
KimPru and KimPru II	$ 1,191.4	5.58%	55.4	$ 1,388.0	5.56%	59.8
KIR	923.8	6.23%	66.1	954.7	6.54%	53.1
UBS Programs	740.1	5.62%	49.2	733.6	5.70%	54.8
BIG Shopping Centers	444.7	5.52%	60.4	407.2	5.47%	72.5
CPP	166.9	4.42%	30.1	168.7	4.45%	39.3
Kimco Income Fund	165.5	5.45%	35.7	167.8	5.45%	44.7
SEB Immobilien	206.8	5.64%	65.8	193.5	5.67%	71.4
RioCan	903.9	5.84%	42.9	968.5	5.84%	52.0
Intown	623.3	5.19%	42.6	628.0	5.19%	46.8
Other Institutional Programs	548.8	4.96%	47.7	550.8	5.08%	56.6
Other Joint Venture Programs	1,761.1	5.49%	59.4	1,801.8	5.08%	50.5
Total	$ 7,676.3			$ 7,962.6

** Average Remaining term includes extensions

Prudential Investment Program -

During the nine months ended September 30, 2011, KimPru recognized an impairment charge of approximately $40.1 million relating to one property which defaulted on its non-recourse mortgage.  This property was unable to generate sufficient cash flows to cover the debt service and negotiations with the lender had not produced a suitable loan modification.  As such, this property was foreclosed on by the third party lender.  The Company had previously taken other-than-temporary impairment charges on its investment in KimPru and had allocated these impairment charges to the underlying assets of the KimPru joint ventures including a portion to this operating property.  As such, the Company’s share of the $40.1 million impairment loss was approximately $4.5 million which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income. Additionally, during the nine months ended September 30, 2011, a third party mortgage lender foreclosed on an operating property for which KimPru had previously taken an impairment charge during 2010.  As a result of these foreclosures, KimPru recognized a gain on early extinguishment of debt of approximately $30.1 million.  The Company’s share of this gain was approximately $4.5 million, before income taxes, which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income.

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

During the nine months ended September 30, 2011, KimPru II recognized an impairment charge of approximately $7.3 million related to a property which defaulted on its non-recourse mortgage.  This property was unable to generate sufficient cash flows to cover the debt service due to tenant vacancies.  Negotiations with the lender had not produced a suitable loan modification and as such, the property was foreclosed on by the third party lender.  The Company had previously taken other-than-temporary impairment charges on its investment in KimPru II and had allocated these impairment charges to the underlying assets of the KimPru II joint ventures including a portion to this operating property.  As such, the Company’s share of the $7.3 million impairment loss was approximately $1.0 million which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income.

KIR –

During the nine months ended September 30, 2011, KIR recognized an impairment charge of approximately $4.6 million relating to one property which was classified as held-for-sale.  KIR’s determination of the fair value for this property, approximately $14.0 million, was based upon a contract of sale with a third party.  The Company’s share of this impairment is approximately $2.1 million and is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income.

UBS Programs (“KUBS”) –

During the nine months ended September 30, 2011, KUBS recognized an impairment charge of approximately $9.7 million relating to one property which was classified as held-for-sale.  KUBS’s determination of the fair value for this property, approximately $17.4 million, was based upon a contract of sale with a third party.  The Company’s share of this impairment is approximately $1.9 million and is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income.

Other Joint Venture Programs –

During the nine months ended September 30, 2011, the Company entered into negotiations with its partners to exit its investment in a redevelopment property in Harlem, NY.  As a result, the Company recognized a full impairment charge of approximately $3.1 million.

Additionally, during the nine months ended September 30, 2011, the Company recorded an other-than-temporary impairment of $2.0 million, before income tax benefit, against the carrying value of an investment in which the Company holds a 13.4% noncontrolling ownership interest.  The Company determined the fair value of its investment based on the estimated sales price of the property in the joint venture.

6. Other Real Estate Investments

Preferred Equity Capital -

The Company previously provided capital to owners and developers of real estate properties through its Preferred Equity program. As of September 30, 2011, the Company’s net investment under the Preferred Equity program was approximately $337.5 million relating to 529 properties, including 398 net leased properties.  During the nine months ended September 30, 2011, the Company earned approximately $19.8 million from its preferred equity investments, including $3.9 million in profit participation earned from seven capital transactions.  During the nine months ended September 30, 2010, the Company earned approximately $28.3 million from its preferred equity investments, including $6.5 million in profit participation earned from seven capital transactions.

During the nine months ended September 30, 2011, a property within one of the Company’s preferred equity investments was in default of its mortgage and received a foreclosure notice from the mortgage lender.  As such, the Company recognized a full impairment charge of approximately $0.6 million.

Other –

The Company holds a 13.4% noncontrolling interest in a joint venture with an investment group, which owns a portion of Albertson’s Inc.  During the nine months ended September 30, 2011, the joint venture distributed approximately $100.0 million of which the Company received approximately $13.9 million and recognized income of approximately $14.5 million, before income tax.

7. Variable Interest Entities

Consolidated Operating Properties

Included within the Company’s consolidated operating properties at September 30, 2011 are three consolidated entities that are VIEs and for which the Company is the primary beneficiary.   All of these entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the voting rights of the equity investors is not proportional to their obligation to absorb expected losses or receive the expected residual returns of the entity and substantially all of the entity's activities are conducted on behalf of the investor which has disproportionately fewer voting rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

At September 30, 2011, total assets of these VIEs were approximately $83.4 million and total liabilities were approximately $7.6 million.  The classification of these assets is primarily within real estate and the classification of liabilities are primarily within accounts payable and accrued expenses, which is included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

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

Consolidated Ground-Up Development Projects

Included within the Company’s ground-up development projects at September 30, 2011 are two entities that are VIEs, which the Company is the primary beneficiary. These entities were established to develop real estate property to hold as long-term investments.  The Company’s involvement with these entities is through its majority ownership and management of the properties. These entities were deemed VIEs primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest.

At September 30, 2011, total assets of these ground-up development VIEs were approximately $104.5 million and total liabilities were approximately $0.8 million. The classification of these assets is primarily within real estate under development and the classification of liabilities are primarily within accounts payable and accrued expenses, which is included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

Substantially all of the projected development costs to be funded for these ground-up development VIEs, aggregating approximately $31.1 million, will be funded with capital contributions from the Company and by the outside partners, when contractually obligated. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.

Unconsolidated Ground-Up Development

Also included within the Company’s ground-up development projects at September 30, 2011, are two unconsolidated joint ventures, which are VIEs for which the Company is not the primary beneficiary. These joint ventures are primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support.  The initial equity contributed to these entities were not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of these VIEs based on the fact that Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs.

The Company’s aggregate investment in these VIEs was approximately $33.6 million as of September 30, 2011, which is included in Real estate under development in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be $54.7 million, which primarily represents the Company’s current investment and estimated future funding commitments of approximately $21.1 million.  The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.  All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

Unconsolidated Redevelopment Investment

As of September 30, 2011, the Company has a redevelopment project through an unconsolidated joint venture, that is a VIE for which the Company is not the primary beneficiary. This joint venture was primarily established to own and operate real estate property. The entity was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its redevelopment activities without additional financial support from its partners. As a result the partners are required to fund the entity’s redevelopment costs throughout the redevelopment period.  The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest in this VIE.

During the nine months ended September 30, 2011, the Company recorded a full impairment against its investment in this joint venture due to the Company’s anticipated exit from the partnership.  This entity is encumbered by third party debt of approximately $24.7 million, for which the Company has provided an interest only guarantee that is fully back-stopped by the outside partners.  The Company has not provided financial support to this VIE that it was not previously contractually required to provide.  All future costs of re-development will be funded with capital contributions by the outside partners.

Preferred Equity Investments

Included in the Company’s preferred equity investments is one unconsolidated investment that is a VIE for which the Company is not the primary beneficiary. This joint venture was primarily established to develop real estate property for long-term investment and was deemed a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support.  The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of the entity along with the entity’s other partner and therefore does not have a controlling financial interest in this VIE.

The Company’s investment in this preferred equity VIE was approximately $3.1 million as of September 30, 2011, which is included in Other real estate investments in the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is estimated to be $4.9 million, which primarily represents the Company’s current investment and estimated future funding commitments.  The Company has not provided financial support to this VIE that it was not previously contractually required to provide.  All future costs of development will be funded with capital contributions from the Company and the outside partner in accordance with their respective ownership percentages.

8. Marketable Securities and Other Investments

At September 30, 2011, the Company’s investment in marketable securities was approximately $39.7 million which includes an aggregate unrealized gain of approximately $12.9 million relating to marketable equity security investments.

During the nine months ended September 30, 2011, the Company received a principal payment of approximately $7.0 million Australian dollars (“AUD”) (approximately USD $6.9 million) relating to the convertible notes issued by a subsidiary of Valad Property Group (“Valad”).  Also during the nine months ended September 30, 2011, the Company sold its remaining Valad convertible notes (the “Valad notes”) for a sales price of approximately AUD $165.0 million (approximately USD $169.1 million), plus unpaid accrued interest.  In connection with the anticipation of this sale, the Company entered into a foreign currency forward contract to mitigate the foreign exchange risk resulting from fluctuations in currency exchange rates (see Note 13).  The Company recorded an adjustment to the carrying value of the Valad notes of approximately USD $0.9 million based upon the agreed sales price. This adjustment is recorded in Other expense, net on the Company’s Condensed Consolidated Statements of Income.

9. Notes Payable

During the nine months ended September 30, 2011, the Company repaid the remaining $88.0 million outstanding on its 4.82% medium-term notes, which matured in August 2011.

10. Mortgages Payable

During the nine months ended September 30, 2011, the Company assumed approximately $55.0 million of individual non-recourse mortgage debt relating to the acquisition of five operating properties, including an increase of approximately $3.3 million associated with fair value debt adjustments.

Mortgages payable, collateralized by certain shopping center properties and related tenants' leases, are generally due in monthly installments of principal and/or interest, which mature at various dates through 2031. Interest rates range from LIBOR (approximately 0.24% as of September 30, 2011) to 9.75% (weighted-average interest rate of 6.20% as of September 30, 2011).  The scheduled principal payments (excluding any extension options available to the Company) of all mortgages payable, excluding unamortized fair value debt adjustments of approximately $4.7 million, as of September 30, 2011, were approximately as follows (in millions): 2011, $5.6; 2012, $218.7; 2013, $120.5; 2014, $225.2; 2015, $68.4; and thereafter, $416.3.

11. Construction Loans

As of September 30, 2011, the Company had three construction loans with total loan commitments aggregating approximately $82.5 million, of which approximately $42.0 million has been funded. These loans are scheduled to mature between 2012 through 2035 and bear interest at rates of LIBOR plus 1.90% (2.14% at September 30, 2011) to 5.81%.  These construction loans are collateralized by the respective projects and associated tenants’ leases.

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

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the nine months ended September 30, 2011 and September 30, 2010 (amounts in thousands):

	2011	2010
Balance at January 1,	$95,060	$100,304
Unit redemptions	-	(5,209)
Fair market value amortization	15	3
Other	(16)	(69)
Balance at September 30,	$95,059	$95,029

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

	September 30, 2011		December 31, 2010
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Marketable Securities	$39,650	$40,048	$223,991	$224,451

Notes Payable	$2,883,920	$3,092,400	$2,982,421	$3,162,183

Mortgages Payable	$1,059,385	$1,150,308	$1,046,313	$1,120,797

Construction Loans Payable	$41,958	$45,713	$30,253	$32,192
Mandatorily Redeemable Noncontrolling Interests (termination dates ranging from 2019 – 2027)	$2,615	$5,065	$2,697	$5,462

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

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of  September 30, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Balance at September 30, 2011	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$36,599	$36,599	$-	$-
Liabilities:
Interest rate swaps	$313	$-	$313	$-

	Balance at December 31, 2010	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$31,016	$31,016	$-	$-
Convertible notes	$172,075	$-	$172,075	$-
Conversion option	$10,205	$-	$10,205	$-
Liabilities:
Interest rate swaps	$506	$-	$506	$-

Assets measured at fair value on a non-recurring basis at September 30, 2011 and December 31, 2010 are as follows (in thousands):

	Balance at September 30, 2011	Level 1	Level 2	Level 3
Assets:
Real estate	$3,550	$-	$-	$3,550
Investment and advances in real estate joint ventures	$1,557	$-	$-	$1,557

	Balance at December 31, 2010	Level 1	Level 2	Level 3
Assets:
Real Estate	$16,414	$-	$-	$16,414
Real estate under development/redevelopment	$22,626	$-	$-	$22,626
Other real estate investments	$3,921	$-	$-	$3,921
Mortgage and other financing receivables	$1,405	$-	$-	$1,405

During the nine months ended September 30, 2011, the Company recognized impairment charges of approximately $16.7 million relating to adjustments to property carrying values, investment in other real estate investments and investment in real estate joint ventures. The Company’s estimated fair values relating to these impairment assessments were primarily based upon estimated sales prices. Based on these inputs the Company determined that its valuation in these investments was classified within Level 3 of the fair value hierarchy.

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

14. Financial Instruments – Derivatives and Hedging

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

Cash Flow Hedges of Foreign Currency Risk -

During the nine months ended September 30, 2011, the Company entered into a foreign currency forward contract to sell AUD $165.0 million and buy USD $169.1 million.  The Company is a USD functional currency entity and had agreed to sell its AUD-denominated Valad notes. Because of the fluctuations in the AUD-USD exchange rate, the Company was exposed to foreign exchange gains and losses, specifically the risk of incurring a lower USD cash equivalent amount of the anticipated AUD proceeds collected in the future. The Company’s objective and strategy was to mitigate this risk and the associated foreign exchange gains and losses, and lock-in the future exchange rate when AUD proceeds were converted to USD. The Company designated the AUD-USD foreign exchange risk as the risk being hedged.

During April 2011, the Company received AUD $170.2 million (approximately USD $174.7 million) from the sale of the Valad notes representing the principal and unpaid interest and settled its foreign currency forward contract.    Upon settling the foreign currency forward contract, the Company recorded a reclass of $10.0 million from Accumulated other comprehensive income to Other expense, net, which was fully offset by a foreign currency gain on sale of the Valad notes.  As a result there was no net gain or loss recognized.

The effective portion of the changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the nine months ended September 30, 2011, the Company had no hedge ineffectiveness.

Cash Flow Hedges of Interest Rate Risk -

 The Company, from time to time, hedges the future cash flows of its floating-rate debt instruments to reduce exposure to interest rate risk principally through interest rate swaps and interest rate caps with major financial institutions. The effective portion of the changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the nine months ended September 30, 2011 and 2010, the Company had no hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to cash flow hedges of interest rate risk will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the remainder of 2011, the Company estimates that an additional $0.1 million will be reclassified as an increase to interest expense.

As of September 30, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Derivatives Designated As Hedging Instruments	Number of Instruments	Notional (in millions)
Interest Rate Caps	2	$ 81.0
Interest Rate Swaps	1	$ 20.7

The fair value of these derivative financial instruments classified as liability derivatives was $0.3 million and $0.5 million as of September 30, 2011 and December 31, 2010, respectively.

15. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the nine months ended September 30, 2011 and 2010 (in thousands):

	2011	2010
Acquisition of real estate interests by assumption of mortgage debt	$51,749	$13,170

Issuance of common stock	$4,941	$5,070

Disposition of real estate interest by assignment of mortgage debt	$-	$81,000

Surrender of common stock	$(580)	$(834)

Investment in real estate joint ventures by contribution of properties and assignment of debt	$-	$149,034

Consolidation of Joint Ventures:
Increase in real estate and other assets	$-	$97,643
Increase in mortgage payables	$-	$83,212

Declaration of dividends paid in succeeding period	$88,090	$77,812

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

The Company recognized expense associated with its equity awards of approximately $14.0 million and $11.3 million for the nine months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011, the Company had approximately $27.5 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans.  That cost is expected to be recognized over a weighted average period of approximately 2.0 years.

The Company, from time to time, repurchases shares of its common stock in amounts that offset new issuances of common shares in connection with the exercise of stock options or the issuance of restricted stock awards. These repurchases may occur in open market purchases, privately negotiated transactions or otherwise, subject to prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.  During the nine months ended September 30, 2011, the Company repurchased 213,601 shares of the Company’s common stock for approximately $4.0 million, of which $3.4 million was provided to the Company from options exercised.

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

The Company’s deferred tax assets and liabilities, which are included in the caption Other assets and Other liabilities on the accompanying Condensed Consolidated Balance Sheets, at September 30, 2011 and December 31, 2010, were as follows (in thousands):

	September 30, 2011	December 31, 2010
Deferred tax assets:
Tax/GAAP basis differences	$71,262	$80,539
Operating losses	48,726	43,700
Related party deferred loss	7,577	7,275
Tax credit carryforwards	4,253	5,240
Capital loss carryforwards	364	-
Non-U.S. tax/GAAP basis differences	23,316	25,375
Valuation allowance	(33,783)	(33,783)
Total deferred tax assets	121,715	128,346
Deferred tax liabilities-U.S.	(11,796)	(10,108)
Deferred tax liabilities-Non-U.S.	(17,061)	(15,619)
Net deferred tax assets	$92,858	$102,619

As of September 30, 2011, the Company had net deferred tax assets of approximately $92.9 million. This net deferred tax asset includes approximately $7.9 million for the tax effect of net operating losses (“NOL”) after the impact of a valuation allowance of $33.8 million, relating to FNC. The partial valuation allowance on the FNC deferred tax asset reduces the deferred tax asset related to NOLs to the amount that is more likely than not realizable.  The Company based the valuation allowance related to FNC on projected taxable income and the expected utilization of remaining net operating loss carryforwards.  Additionally, FNC has approximately $3.0 million of deferred tax assets relating to differences in GAAP book basis and tax basis of accounting.  The Company has foreign net deferred tax assets of $6.3 million, relating to its operations in Canada and Mexico due to differences in GAAP book basis and the basis of accounting applicable to the jurisdictions in which the Company is subject to tax.   The Company’s remaining net deferred tax asset of approximately $75.7 million primarily relates to KRS and consists of (i) $11.8 million in deferred tax liabilities, (ii) $7.6 million related to partially deferred losses, (iii) $4.2 million in tax credit carryforwards, $2.9 million of which expire from 2027 through 2030 and $1.3 million that do not expire, (iv) $0.4 million for the tax effect of capital loss carryforwards, (v) $7.0 million for the tax effect of NOL’s, and (vi) $68.3 million primarily relating to differences in GAAP book basis and tax basis of accounting for (i) real estate assets, (ii) real estate joint ventures, (iii) other real estate investments, (iv) asset impairments charges that have been recorded for book purposes but not yet recognized for tax purposes and (v) other miscellaneous deductible temporary differences.

As of September 30, 2011, the Company determined that no valuation allowance was needed against the $75.7 million net deferred tax asset within KRS. This determination was based upon the Company’s analysis of both positive evidence, which includes future projected income for KRS and negative evidence, which consists of a three year cumulative pre-tax book loss for KRS. The cumulative loss was primarily the result of significant impairment charges taken by KRS during 2010 and 2009.   As a result of this analysis the Company has determined it is more likely than not that KRS’s net deferred tax asset of $75.7 million will be realized and therefore, no valuation allowance is needed at September 30, 2011. If future income projections do not occur as forecasted or the Company incurs additional impairment losses within KRS, the Company will reevaluate the need for a valuation allowance.

The Company is subject to income tax in certain jurisdictions outside the U.S., principally Canada and Mexico. The statute of limitations on assessment of tax varies from three to seven years depending on the jurisdiction and tax issue. Tax returns filed in each jurisdiction are subject to examination by local tax authorities. The Company is currently under audit by the Canadian Revenue Agency, Mexican Tax Authority and the IRS. In October 2011, the IRS issued a notice of proposed adjustment, which proposes pursuant to Section 482, to disallow a capital loss claimed by KRS on the disposition of Valad common shares. Because the adjustment is being made pursuant to Section 482, the IRS has the ability to impose a 100 percent “penalty” tax on the Company in lieu of disallowing the capital loss deduction. The notice of proposed adjustment indicates the IRS’ intention to impose the 100 percent penalty tax on the Company in the amount of approximately $40.9 million in lieu of disallowing the capital loss claimed by KRS. The Company strongly disagrees with the IRS’ position on the application of Section 482 and the imposition of the 100 percent penalty tax. Upon receipt of a notice of proposed assessment the Company will have thirty days to file a written protest and request an IRS Appeals Office conference, which the Company fully intends to file. The company intends to vigorously defend its position against what is expected to become a proposed assessment and believes it will prevail.

18. Pro Forma Financial Information

As discussed in Note 2, the Company and certain of its affiliates acquired and disposed of interests in certain operating properties during the nine months ended September 30, 2011.  The pro forma financial information set forth below is based upon the Company’s historical Condensed Consolidated Statements of Income for the nine months ended September 30, 2011 and 2010, adjusted to give effect to these transactions at the beginning of 2010.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations.  (Amounts presented in millions, except per share figures.)

	Nine Months Ended September 30,
	2011	2010
Revenues from rental property	$664.6	$638.3
Net income	$133.9	$114.5
Net income available to the Company’s common shareholders	$80.1	$68.8

Net income available to the Company’s common shareholders per common share:
Basic	$0.20	$0.17
Diluted	$0.20	$0.17

19. Subsequent Events

During October 2011, the Company established a new $1.75 billion senior unsecured revolving credit facility (the “New Credit Facility”) with a group of banks, which is scheduled to expire in October 2015 and has a one-year extension option.  This credit facility, which replaces the Company’s $1.5 billion unsecured U.S. credit facility and CAD $250.0 million credit facility, provides funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional management programs, (iii) development and redevelopment costs and (iv) any short-term working capital requirements. Interest on borrowings under the New Credit Facility accrues at LIBOR plus 1.05% and fluctuates in accordance with changes in the Company’s senior debt ratings and has a facility fee of 0.20% per annum. As part of this New Credit Facility, the Company has a competitive bid option whereby the Company could auction up to $875.0 million of its requested borrowings to the bank group. This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread. In addition, as part of the New Credit Facility, the Company has a $500.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Canadian Dollars, Pounds Sterling, Japanese Yen or Euros.  Pursuant to the terms of the New Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios.

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

Executive Summary

Kimco Realty Corporation is one of the nation’s largest publicly-traded owners and operators of neighborhood and community shopping centers.  As of September 30, 2011, the Company had interests in 940 shopping center properties (the “Combined Shopping Center Portfolio”) aggregating 138.0 million square feet of gross leasable area (“GLA”) and 861 other property interests, primarily through the Company’s preferred equity investments, other real estate investments and non-retail properties, totaling approximately 32.2 million square feet of GLA, for a grand total of 1,801 properties aggregating 170.2 million square feet of GLA, located in 44 states, Puerto Rico, Canada, Mexico, Chile, Brazil and Peru.

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

Results of Operations

Comparison of the three months ended September 30, 2011 to 2010

	Three Months Ended
	September 30,
	2011	2010	Increase	% change
	(amounts in millions)

Revenues from rental property (1)	$216.1	$207.2	$8.9	4.3%

Rental property expenses: (2)
Rent	$3.5	$3.4	$0.1	2.9%
Real estate taxes	29.7	29.7	-	-
Operating and maintenance	29.3	27.2	2.1	7.7%
	$62.5	$60.3	$2.2	3.6%

Depreciation and amortization (3)	$60.4	$59.8	$0.6	1.0%

Comparison of the nine months ended September 30, 2011 to 2010

	Nine Months Ended
	September 30,
	2011	2010	Increase	% change
	(amounts in millions)

Revenues from rental property (1)	$655.5	$625.2	$30.3	4.8%

Rental property expenses: (2)
Rent	$10.6	$10.5	$0.1	1.0%
Real estate taxes	89.1	88.3	0.8	0.9%
Operating and maintenance	91.2	86.0	5.2	6.0%
	$190.9	$184.8	$6.1	3.3%

Depreciation and amortization (3)	$187.0	$173.0	$14.0	8.1%

(1)  Revenues from rental property increased primarily from the combined effect of (i) the acquisition of operating properties during 2011 and 2010, providing incremental revenues for the three and nine months ended September 30, 2011 of $4.9 million and $12.2 million, respectively, as compared to the corresponding periods in 2010 and (ii) an overall increase in the consolidated shopping center portfolio occupancy to 92.2% at September 30, 2011, as compared to 91.8% at September 30, 2010 and the completion of certain development and redevelopment projects and tenant buyouts providing incremental revenues of approximately $3.8 million and $19.2 million for the three and nine months ended September 30, 2011, respectively, as compared to the corresponding periods in 2010, which was partially offset by (iii) a decrease in revenues of approximately $0.2 million and $1.1 million for the three and nine months ended September 30, 2011, respectively, as compared to the corresponding periods in 2010, primarily resulting from the partial sale of certain properties during 2011 and 2010.

(2)  Rental property expenses increased for the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010, primarily due to (i) the placement of certain development properties into service, which resulted in lower capitalization of carry costs and (ii) operating property acquisitions during 2011 and 2010.

(3)  Depreciation and amortization increased for the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010, primarily due to (i) operating property acquisitions during 2011 and 2010, (ii) the placement of certain development properties into service and (iii) tenant vacancies, partially offset by operating property dispositions during 2011 and 2010.

Management and other fee income decreased approximately $3.5 million for the nine months ended September 30, 2011, as compared to the corresponding period in 2010.  This decrease is primarily due to a decrease in property management fees of approximately $2.1 million recognized during the nine months ended September 30, 2011, as compared to 2010, primarily due to the disposition of properties during 2010 and 2011 and a decrease in transaction related fees of approximately $1.4 million recognized during the nine months ended 2011, as compared to 2010.

General and administrative expense increased approximately $2.4 million and $7.2 million for the three and nine months ended September 30, 2011, respectively, as compared to the corresponding periods in 2010. These increases are primarily due to an increase in equity awards expense related to grants issued during 2011 and 2010 and an increase in other personnel related costs during the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010.

Interest, dividends and other investment income decreased approximately $4.2 million for the three months ended September 30, 2011, as compared to the corresponding period in 2010.  This decrease is primarily due to the sale of the Valad notes resulting in a decrease in interest income of approximately $4.7 million.

Other expense, net increased approximately $2.0 million for the three months ended September 30, 2011, as compared to the corresponding period in 2010. This increase is primarily due to an increase in acquisition costs of approximately $1.1 million and franchise taxes of approximately $0.4 million.

Interest expense decreased approximately $3.6 million for the nine months ended September 30, 2011, as compared to the corresponding period in 2010.  This decrease is primarily due to lower outstanding levels of debt during the nine months ended September 30, 2011, as compared to the corresponding period in 2010.

During the nine months ended September 30, 2010, the Company incurred early extinguishment of debt charges aggregating approximately $10.8 million in connection with the optional make-whole provisions of notes that were repaid prior to maturity and prepayment penalties on five mortgages that the Company paid prior to their maturity.

During the nine months ended September 30, 2011, the Company recognized aggregate impairment charges of approximately $16.7 million (approximately $8.9 million of which is included in discontinued operations) relating to adjustments to property carrying values, investments in other real estate investments and investments in real estate joint ventures based on their respective estimated sales prices.  Based on these inputs the Company determined that its valuation in these investments was classified within Level 3 of the FASB’s fair value hierarchy.

During the nine months ended September 30, 2010, the Company recognized impairment charges of approximately $12.3 million (approximately $3.7 million of which is included in discontinued operations) relating to adjustments to property carrying values and investments in other real estate investments.  The Company’s estimated fair values relating to these impairment assessments were based upon estimated sales prices.  Based on these inputs, the Company determined that its valuation in these investments was classified within Level 3 of the fair value hierarchy.

Additionally, during the nine months ended September 30, 2010, the Company recorded an impairment charge of approximately $0.5 million due to the decline in value of one marketable security that was deemed to be other-than-temporary.

Provision for income taxes, net increased approximately $10.5 million for the nine months ended September 30, 2011, as compared to the corresponding period in 2010.  This increase is primarily due to (i) a decrease in tax benefit of approximately $4.3 million as a result of reduced interest expense for the Company’s taxable REIT subsidiaries, (ii) a decrease in tax benefit of approximately $3.1 million related to impairments taken during the nine months ended September 30, 2010, as compared to the corresponding period in 2011, (iii) a tax provision of approximately $2.7 million resulting from the receipt of a cash distribution in excess of the Company’s carrying value of a cost method investment, (iv) a tax provision of approximately $2.8 million resulting from equity income recognized in connection with the Albertson’s investment during the nine months ended September 30, 2011, as compared to the corresponding period in 2010, (v) a tax provision of approximately $1.1 million resulting from incremental earnings due to increased profitability from properties within the Company’s taxable REIT subsidiaries and (vi) a tax provision of approximately $0.6 million related to a gain on foreign currency, partially offset by (vii) an overall decrease in foreign taxes of approximately $4.7 million for the nine months ended September 30, 2011, as compared to the corresponding period in 2010.

Equity in income of joint ventures, net increased approximately $6.5 million for the three months ended September 30, 2011, as compared to the corresponding period in 2010. This increase is primarily the result of (i) an increase in equity in income of approximately $2.9 million from the Company’s joint venture investments in Latin America primarily resulting from lease-up activities at properties that were placed into service, (ii) an increase in gains on sales of approximately $3.3 million for the three months ended September 30, 2011, as compared to the corresponding period in 2010, (iii) an increase in equity in income of approximately $0.7 million from the Company’s joint venture investments in Canada and (iv) a decrease of approximately $2.3 million in equity in loss from a joint venture in which the Company no longer has an equity basis and is therefore no longer required to record equity losses, partially offset by an increase in impairment charges of approximately $3.3 million resulting from impairment charges recognized against certain joint venture properties during the three months ended September 30, 2011, as compared to the corresponding period in 2010.  Equity in income of real estate joint ventures, net increased approximately $22.1 million for the nine months ended September 30, 2011, as compared to the corresponding period in 2010.  This increase is primarily the result of (i) a decrease in impairment charges of approximately $12.6 million resulting from fewer impairment charges recognized against certain joint venture properties during the nine months ended September 30, 2011, as compared to the corresponding period in 2010, (ii) an increase in equity in income of approximately $3.1 million from the Company’s InTown Suites investment primarily resulting from increased operating profitability, (iii) an increase in equity in income of approximately $2.4 million from the Company’s joint venture investments in Canada, (iv) an increase in gains on sales of approximately $1.2 million for the nine months ended September 30, 2011, as compared to the corresponding period in 2010, (v) an increase in equity in income of approximately $1.2 million from the Company’s joint venture investments in Latin America primarily resulting from lease-up activities at properties that were placed into service, (vi) a decrease of approximately $5.1 million in equity in loss from a joint venture in which the Company no longer has an equity basis and is therefore no longer  required to record equity losses and (vii) incremental earnings due to increased profitability from properties within the Company’s joint venture program, partially offset by the recognition of approximately $8.0 million in income resulting from cash distributions received in excess of the Company’s carrying value of its investment in an unconsolidated limited liability partnership during the nine months ended September 30, 2010, as compared to the corresponding period in 2011.

Equity in income from other real estate investments, net increased approximately $9.7 million for the three months ended September 30, 2011, as compared to the corresponding period in 2010.  This increase is primarily due to an increase of approximately $12.9 million in equity in income from the Albertson’s joint venture resulting from cash distributions received in excess of the Company’s investment during the three months ended September 30, 2011, partially offset by a decrease of approximately $2.9 million in profit participation earned from the Company’s Preferred Equity Program during the three months ended September 30, 2011, as compared to the corresponding period in 2010.

During the nine months ended September 30, 2011, the Company disposed of 17 operating properties, one development property and one outparcel, in separate transactions, for an aggregate sales price of approximately $70.0 million. These transactions, which are included in Discontinued operations, resulted in an aggregate gain of approximately $8.7 million and impairment charges of approximately $8.9 million.

Additionally, during the nine months ended September 30, 2011, a consolidated joint venture in which the Company had a preferred equity investment disposed of a property for a sales price of approximately $6.1 million.  As a result of this capital transaction, the Company received approximately $1.4 million of profit participation, before noncontrolling interest of approximately $0.1 million.  This profit participation has been recorded as Income from other real estate investments and is reflected in Income from discontinued operating properties in the Company’s Condensed Consolidated Statements of Income.

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

Net income attributable to the Company for the three and nine months ended September 30, 2011 was $55.0 million and $122.7 million, respectively.  Net income attributable to the Company for the three and nine months ended September 30, 2010 was $30.3 million and $105.8 million, respectively.  On a diluted per share basis, net income attributable to the Company was $0.10 and $0.19 for the three and nine month period ended September 30, 2011, respectively, as compared to $0.04 and $0.17 for the three and nine month period ended September 30, 2010, respectively. These increases are primarily attributable to (i) additional incremental earnings due to increased profitability from the Company’s operating properties and the acquisition of operating properties during 2011 and 2010, (ii) an increase in equity in income resulting from the Albertson’s joint venture for the three months ended September 30, 2011 and a decrease of approximately $12.6 million in impairment charges recognized during the nine months ended September 30, 2011, as compared to the corresponding period in 2010, and (iii) early extinguishment of debt charges paid during the three months ended September 30, 2010, aggregating approximately $10.8 million, partially offset by an increase in provision for income taxes.

Tenant Concentration

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base.  At September 30, 2011, the Company’s five largest tenants were The Home Depot, TJX Companies, Wal-Mart, Sears Holdings and Best Buy, which represented approximately 3.1%, 2.9%, 2.6%, 2.2% and 1.6%, respectively, of the Company’s annualized base rental revenues including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, mortgage and construction loan financing and immediate access to unsecured revolving credit facilities with aggregate bank commitments of approximately $1.7 billion.

The Company’s cash flow activities are summarized as follows (in millions):

	Nine Months Ended September 30,
	2011	2010
Net cash flow provided by operating activities	$367.9	$358.2
Net cash flow provided by investing activities	$79.5	$74.1
Net cash flow used for financing activities	$(392.4)	$(396.2)

Operating Activities

The Company anticipates that cash on hand, borrowings under its revolving credit facilities, issuance of equity and public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company.  Net cash flow provided by operating activities for the nine months ended September 30, 2011, was primarily attributable to (i) cash flow from the diverse portfolio of rental properties, (ii) the acquisition of operating properties during 2011 and 2010, (iii) new leasing, expansion and re-tenanting of core portfolio properties and (iv) distributions from the Company’s joint venture programs.

Cash flows provided by operating activities for the nine months ended September 30, 2011, were approximately $367.9 million, as compared to approximately $358.2 million for the comparable period in 2010.  The increase of approximately $9.7 million is primarily attributable to an increase in distributions from joint ventures and other real estate investments partially offset by changes in accounts payable and accrued expenses due to the timing of payments.

Investing Activities

Cash flows provided by investing activities for the nine months ended September 30 2011, were approximately $79.5 million, as compared to approximately $74.1 million for the comparable period in 2010.  This increase of approximately $5.4 million resulted primarily from (i) an increase in proceeds from the sale/repayments of marketable securities of approximately $172.0 million, primarily resulting from the sale of the Valad notes, (ii) an increase in reimbursements of advances to other real estate investments of approximately $44.0 million, (iii) a decrease in investments and advances to real estate joint ventures of approximately $24.1 million, (iv) a decrease in investments in marketable securities of approximately $9.0 million and (v) a decrease in acquisition of and improvements to real estate under development of approximately $7.0 million, partially offset by (vi) a decrease in proceeds from the sale of operating properties of approximately $155.9 million, (vii) an increase in acquisition of and improvements to operating real estate of approximately $64.2 million and (viii) a decrease in reimbursements of advances to real estate joint ventures of approximately $30.4 million.

Acquisitions of and Improvements to Operating Real Estate -

During the nine months ended September 30, 2011, the Company expended approximately $169.4 million towards acquisition of and improvements to operating real estate including $52.8 million expended in connection with redevelopments and re-tenanting projects as described below.

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

Investments and Advances to Joint Ventures -

During the nine months ended September 30, 2011, the Company expended approximately $90.7 million for investments and advances to real estate joint ventures, which is primarily related to the acquisition of and improvements to properties within the joint ventures, and received approximately $44.9 million from reimbursements of advances to real estate joint ventures.

Acquisitions of and Improvements to Real Estate Under Development –

The Company is engaged in ground-up development projects which will be held as long-term investments by the Company.  The ground-up development projects generally have significant pre-leasing prior to the commencement of construction. As of September 30, 2011, the Company had in progress a total of four ground-up development projects, consisting of (i) two located in the U.S., (ii) one located in Mexico and (iii) one located in Chile.

During the nine months ended September 30, 2011, the Company expended approximately $26.9 million in connection with construction costs relating to its ground-up development projects.  The Company anticipates its total capital commitment during 2011 toward these and other development projects will be approximately $30 million to $35 million.  The proceeds from unfunded construction loan commitments and availability under the Company’s revolving lines of credit are expected to be sufficient to fund these anticipated capital requirements.

Financing Activities

Cash flows used for financing activities for the nine months ended September 30, 2011, were approximately $392.4 million, as compared to approximately $396.2 million for the comparable period in 2010.  This change of approximately $3.8 million resulted primarily from (i) a decrease of approximately $383.7 million in repayments of unsecured term loans/notes, (ii) a decrease in principal payments of approximately $219.7 million, (iii) a decrease in redemption of noncontrolling interests of approximately $47.9 million and (iv) a decrease of approximately $3.9 million in net borrowings/repayments under the Company’s unsecured revolving credit facilities, partially offset by (v) a decrease of  $449.7 million in proceeds from issuance of unsecured term loans/notes, (vi) a decrease in proceeds from issuance of stock of approximately $166.3 million and (vii) an increase in dividends paid of approximately $35.5 million.

Debt maturities for the remainder of 2011 consist of: $4.6 million of consolidated debt; $232.4 million of unconsolidated joint venture debt and $111.7 million of debt on properties included in the Company’s preferred equity program, assuming the utilization of extension options where available.   The 2011 consolidated debt maturities are anticipated to be repaid with operating cash flows, borrowings from the Company’s credit facilities (which at September 30, 2011 had approximately $1.7 billion available) and debt refinancing.  The 2011 unconsolidated joint venture and preferred equity debt maturities are anticipated to be repaid through debt refinancing and partner capital contributions, as deemed appropriate.

The Company had $1.5 billion unsecured U.S. revolving credit facility (the "U.S. Credit Facility") with a group of banks, which was scheduled to expire in October 2012.  This credit facility had made available funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional real estate management programs, (iii) development and redevelopment costs, and (iv) any short-term working capital requirements, including managing the Company’s debt maturities.  Interest on borrowings under the U.S. Credit Facility accrued at LIBOR plus 0.425%.  As of September 30, 2011, there was approximately $135.4 million outstanding balance under this credit facility and approximately $24.3 million appropriated for letters of credit. This facility was repaid and terminated in October 2011, with the establishment of a new credit facility, as described below.

Pursuant to the terms of the U.S. Credit Facility, the Company, among other things, is subject to maintenance of various covenants.  The Company is currently not in violation of these covenants.  The financial covenants for the U.S. Credit Facility are as follows:

Covenant	Must Be	As of 9/30/11
Total Indebtedness to Gross Asset Value (“GAV”)	<60%	42%
Total Priority Indebtedness to GAV	<35%	10%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	>1.75x	3.04x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	>1.50x	2.21x
Limitation of Investments, Loans and Advances	<30% of GAV	19% of GAV

For a full description of the U.S. Credit Facility’s covenants refer to the Credit Agreement dated as of October 25, 2007, filed in the Company’s Current Report on Form 8-K dated October 25, 2007.

The Company also had a Canadian denominated (“CAD”) $250.0 million unsecured credit facility with a group of banks.  This facility bore interest at the CDOR Rate, as defined, plus 0.425% and was scheduled to expire in March 2012.  A facility fee of 0.15% per annum was payable quarterly in arrears.  This facility also permitted U.S. dollar denominated borrowings.  Proceeds from this facility were used for general corporate purposes, including the funding of Canadian denominated investments.  As of September 30, 2011, there was no outstanding balance under this credit facility. The Canadian facility covenants are the same as the U.S. Credit Facility covenants described above. This facility was terminated in October 2011, with the establishment of a new credit facility as described below.

During October 2011, the Company established a new $1.75 billion senior unsecured revolving credit facility (the “New Credit Facility”) with a group of banks, which is scheduled to expire in October 2015 and has a one-year extension option.  This credit facility, which replaced the Company’s $1.5 billion unsecured U.S. Credit Facility and CAD $250.0 million credit facility, provides funds to finance general corporate purposes, including (i) property acquisitions, (ii) investments in the Company’s institutional management programs, (iii) development and redevelopment costs and (iv) any short-term working capital requirements. Interest on borrowings under the New Credit Facility accrues at LIBOR plus 1.05% and fluctuates in accordance with changes in the Company’s senior debt ratings and has a facility fee of 0.20% per annum. As part of this New Credit Facility, the Company has a competitive bid option whereby the Company could auction up to $875.0 million of its requested borrowings to the bank group. This competitive bid option provides the Company the opportunity to obtain pricing below the currently stated spread. In addition, as part of the New Credit Facility, the Company has a $500.0 million sub-limit which provides it the opportunity to borrow in alternative currencies such as Canadian Dollars, Pounds Sterling, Japanese Yen or Euros.  Pursuant to the terms of the New Credit Facility, the Company, among other things, is subject to covenants requiring the maintenance of (i) maximum leverage ratios on both unsecured and secured debt and (ii) minimum interest and fixed coverage ratios. For a full description of the New Credit Facility, refer to the Credit Agreement dated as of October 27, 2011, filed in the Company’s Current Report on Form 8-K dated November 2, 2011.

During March 2008, the Company obtained a MXP 1.0 billion term loan, which bears interest at a fixed rate of 8.58%, subject to change in accordance with the Company’s senior debt ratings and is scheduled to mature in March 2013.  The Company utilized proceeds from this term loan to fully repay the outstanding balance of its MXP 500.0 million unsecured revolving credit facility, which was terminated by the Company. Remaining proceeds from this term loan were used for funding MXP denominated investments.  As of September 30, 2011, the outstanding balance on this term loan was MXP 1.0 billion (approximately USD $74.3 million).  The Mexican term loan covenants are the same as the U.S. and Canadian Credit Facilities covenants described above.

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

The Company’s supplemental indenture governing its MTN program and senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of 9/30/11
Consolidated Indebtedness to Total Assets	<60%	38%
Consolidated Secured Indebtedness to Total Assets	<40%	10%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	>1.50x	3.5x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	>1.50x	3.0x

For a full description of the various indenture covenants refer to the Indenture dated September 1, 1993; First Supplemental Indenture dated August 4, 1994; the Second Supplemental Indenture dated April 7, 1995; the Third Supplemental Indenture dated June 2, 2006; the Fifth Supplemental Indenture dated as of September 24, 2009; the Fifth Supplemental Indenture dated as of October 31, 2006; and First Supplemental Indenture dated October 31, 2006, as filed with the U.S. Securities and Exchange Commission.

During the nine months ended September 30, 2011, the Company repaid the $88.0 million outstanding on its 4.82% medium-term notes, which matured in August 2011.

During April 2009, the Company filed a shelf registration statement on Form S-3ASR, which is effective for a term of three years, for the future unlimited offerings, from time-to-time, of debt securities, preferred stock, depositary shares, common stock and common stock warrants.

The Company, from time to time, repurchases shares of its common stock in amounts that offset new issuances of common shares in connection with the exercise of stock options or the issuance of restricted stock awards. These repurchases may occur in open market purchases, privately negotiated transactions or otherwise, subject to prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. During the nine months ended September 30, 2011, the Company repurchased 213,601 shares of the Company’s common stock for approximately $4.0 million, of which $3.4 million was provided to the Company from options exercised.

In addition to the public equity and debt markets as capital sources, the Company may, from time-to-time, obtain mortgage financing on selected properties and construction loans to partially fund the capital needs of its ground-up development projects.  As of September 30, 2011, the Company had over 425 unencumbered property interests in its portfolio.

In connection with its intention to continue to qualify as a REIT for federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as they monitor sources of capital and evaluate the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate.  Cash dividends paid for the nine months ended September 30, 2011 and 2010 were $265.7 million and $230.2 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly.  Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments.  The Company’s Board of Directors declared a quarterly cash dividend of $0.18 per common share which was paid on October 17, 2011 to shareholders of record on October 5, 2011.  On November 2, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.19 per common share payable to shareholders of record on January 4, 2012.  This dividend will be paid on January 17, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk and fluctuations in foreign currency exchange rate risk.  The following table presents the Company’s aggregate fixed rate and variable rate domestic and foreign debt obligations outstanding as of September 30, 2011, with corresponding weighted-average interest rates sorted by maturity date.  The table does not include extension options where available. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instruments’ actual cash flows are denominated in U.S. dollars, Canadian dollars (CAD), Mexican pesos (MXP) and Chilean pesos (CLP) as indicated by geographic description ($ in USD equivalent in millions).

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
U.S. Dollar Denominated

Secured Debt
Fixed Rate	$-	$123.2	$107.3	$196.8	$67.9	$463.9	$959.1	$1,047.5
Average Interest Rate	-	6.19%	5.89%	6.49%	5.76%	6.78%	6.47%
Variable Rate	$-	$87.9	$2.9	$20.8	$6.0	$-	$117.6	$120.2
Average Interest Rate	-	3.45%	5.00%	2.15%	0.24%	-	3.09%
Unsecured Debt
Fixed Rate	$-	$215.9	$275.5	$295.0	$350.0	$1,190.9	$2,327.3	$2,528.7
Average Interest Rate	-	6.00%	5.39%	5.20%	5.29%	5.66%	5.55%
Variable Rate	$4.6	$144.4	$-	$-	$-	$-	$149.0	$146.5
Average Interest Rate	5.25%	0.97%	-	-	-	-	1.10%

Canadian Dollar Denominated

Unsecured Debt
Fixed Rate	$-	$-	$190.4	$-	$-	$142.9	$333.3	$353.9
Average Interest Rate			5.18%			5.99%	5.53%

Mexican Pesos Denominated

Unsecured Debt
Fixed Rate	$-	$-	$74.3	$-	$-	$-	$74.3	$63.3
Average Interest Rate	-	-	8.58%	-	-	-	8.58%

Chilean Pesos Denominated

Secured Debt
Variable Rate	$-	$-	$-	$-	$-	$24.6	$24.6	$28.3
Average Interest Rate	-	-	-	-	-	5.81%	5.81%

Based on the Company’s variable-rate debt balances, interest expense would have increased by approximately $2.2 million for the nine months ended September 30, 2011 if short-term interest rates were 1% higher.

The following table presents the Company’s foreign investments as of September 30, 2011.  Investment amounts are shown in their respective local currencies and the U.S. dollar equivalents:

Foreign Investment (in millions)
Country	Local Currency	US Dollars
Mexican real estate investments (MXP)	8,921.2	$646.5
Canadian real estate joint venture and marketable securities investments (CAD)	367.6	$350.0
Chilean real estate investments (CLP)	28,744.7	$55.8
Brazilian real estate investments (Brazilian Real)	45.6	$24.6
Peruvian real estate investments (Peruvian Nuevo Sol)	6.9	$2.5

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  As of September 30, 2011, the Company has no other material exposure to market risk.

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

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number Of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under the Plans Or Programs (in millions)

May 9, 2011 – May 31, 2011	63,621	$19.15	-	$-
June 1, 2011 – June 30, 2011	10,312	$18.85	-	-
July 1, 2011- July 31, 2011	77,392	$19.60	-	-
August 1, 2011 – August 31, 2011	42,051	$16.92	-	-
September 1, 2011-September 30, 2011	20,225	$16.50	-	-
Total	213,601	$18.61	-	$-

*   During the nine months ended September 30, 2011, the Company repurchased 213,601 shares in open-market transactions to offset new issuances of common shares in connection with the exercise of stock options. The Company expended approximately $4.0 million to repurchase these shares, of which $3.4 million was provided to the Company from options exercised.

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

KIMCO REALTY CORPORATION

November 4, 2011	/s/ David B. Henry
(Date)	David B. Henry
Chief Executive Officer

November 4, 2011	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer